Form 10-Q
period 2014-03-31
UNITED COMMUNITY BANKS INC
filed 2014-05-09
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

YES ☐  NO ☒

Common stock, par value $1 per share 50,012,974 shares voting and 10,080,787 shares non-voting outstanding as of April 30, 2014.

Part I – Financial Information
Item 1 – Financial Statements
UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income (Unaudited)
	Three Months Ended
	March 31,
(in thousands, except per share data)	2014	2013
Interest revenue:
Loans, including fees	$47,688	$50,935
Investment securities, including tax exempt of $188 and $212	11,607	9,944
Deposits in banks and short-term investments	843	870
Total interest revenue	60,138	61,749
Interest expense:
Deposits:
NOW	440	454
Money market	563	562
Savings	20	36
Time	1,771	3,291
Total deposit interest expense	2,794	4,343
Short-term borrowings	840	516
Federal Home Loan Bank advances	58	19
Long-term debt	2,634	2,662
Total interest expense	6,326	7,540
Net interest revenue	53,812	54,209
Provision for credit losses	2,500	11,000
Net interest revenue after provision for credit losses	51,312	43,209
Fee revenue:
Service charges and fees	7,898	7,403
Mortgage loan and other related fees	1,354	2,655
Brokerage fees	1,177	767
Securities gains, net	217	116
Other	1,530	1,970
Total fee revenue	12,176	12,911
Total revenue	63,488	56,120
Operating expenses:
Salaries and employee benefits	24,396	23,592
Communications and equipment	3,239	3,046
Occupancy	3,378	3,367
Advertising and public relations	626	938
Postage, printing and supplies	776	863
Professional fees	1,427	2,366
Foreclosed property	116	2,333
FDIC assessments and other regulatory charges	1,353	2,505
Amortization of intangibles	387	705
Other	3,352	4,055
Total operating expenses	39,050	43,770
Net income before income taxes	24,438	12,350
Income tax expense	9,038	585
Net income	15,400	11,765
Preferred stock dividends and discount accretion	439	3,052
Net income available to common shareholders	$14,961	$8,713
Earnings per common share
Basic	$.25	$.15
Diluted	.25	.15
Weighted average common shares outstanding
Basic	60,059	58,081
Diluted	60,061	58,081

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Comprehensive Income (Unaudited)
	Three Months Ended
	March 31,
(in thousands)	2014			2013
		Tax			Tax
	Before-tax	(Expense)	Net of Tax	Before-tax	(Expense)	Net of Tax
	Amount	Benefit	Amount	Amount	Benefit	Amount

Net income	24,438	(9,038)	15,400	12,350	(585)	11,765
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during
period	3,869	(1,441)	2,428	1,641	(621)	1,020
Reclassification adjustment for gains included in net income	(217)	92	(125)	(116)	45	(71)
Valuation allowance for the change in deferred taxes arising from unrealized gains and losses on available-for-sale securities	—	—	—	—	576	576
Net unrealized gains	3,652	(1,349)	2,303	1,525	—	1,525
Amortization of losses (gains) included in net income
on available-for-sale securities transferred to held-to-
maturity	330	(123)	207	(319)	124	(195)
Valuation allowance for the change in deferred taxes
arising from the amortization of gains and losses
included in net income on available-for-sale
securities transferred to held-to-maturity	—	—	—	—	(124)	(124)
Net unrealized gains (losses)	330	(123)	207	(319)	—	(319)
Amortization of gains included in net income on
terminated derivative financial instruments that
were previously accounted for as cash flow hedges	97	(38)	59	(538)	209	(329)
Unrealized (losses) gains on derivative financial
instruments accounted for as cash flow hedges	(2,832)	1,102	(1,730)	430	(167)	263
Valuation allowance for the change in deferred taxes
arising from unrealized gains and losses and
amortization of gains included in net income on cash
flow hedges	—	—	—	—	(42)	(42)
Net unrealized losses	(2,735)	1,064	(1,671)	(108)	—	(108)
Net actuarial gain (loss) on defined benefit pension plan	296	(115)	181	(415)	161	(254)
Amortization of prior service cost and actuarial losses
included in net periodic pension cost for defined
benefit pension plan	91	(35)	56	132	(51)	81
Valuation allowance for the change in deferred taxes
arising from reclassification of unamortized prior
service cost and actuarial losses and amortization of
prior service cost and actuarial losses	—	—	—	—	(110)	(110)
Net defined benefit pension plan activity	387	(150)	237	(283)	—	(283)
Total other comprehensive income	1,634	(558)	1,076	815	—	815
Comprehensive income	26,072	(9,596)	16,476	13,165	(585)	12,580

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet (Unaudited)

	March 31,	December 31,	March 31,
(in thousands, except share and per share data)	2014	2013	2013
ASSETS
Cash and due from banks	$52,813	$71,230	$57,638
Interest-bearing deposits in banks	110,529	119,669	107,390
Short-term investments	49,999	37,999	82,000
Cash and cash equivalents	213,341	228,898	247,028
Securities available for sale	1,837,676	1,832,217	1,909,426
Securities held to maturity (fair value $473,136, $485,585 and $247,087)	464,697	479,742	231,087
Mortgage loans held for sale	10,933	10,319	18,290
Loans, net of unearned income	4,355,708	4,329,266	4,193,560
Less allowance for loan losses	(75,223)	(76,762)	(105,753)
Loans, net	4,280,485	4,252,504	4,087,807
Assets covered by loss sharing agreements with the FDIC	21,353	22,882	42,096
Premises and equipment, net	161,540	163,589	168,036
Bank owned life insurance	80,790	80,670	82,114
Accrued interest receivable	18,572	19,598	18,302
Intangible assets	3,093	3,480	4,805
Foreclosed property	5,594	4,221	16,734
Net deferred tax asset	243,683	258,518	—
Derivative financial instruments	21,563	23,833	601
Other assets	34,917	44,948	23,042
Total assets	$7,398,237	$7,425,419	$6,849,368
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$1,471,781	$1,388,512	$1,298,425
NOW	1,392,863	1,427,939	1,281,454
Money market	1,235,429	1,227,575	1,165,836
Savings	270,910	251,125	243,347
Time:
Less than $100,000	833,188	892,961	1,019,396
Greater than $100,000	572,889	588,689	685,174
Brokered	470,481	424,704	332,220
Total deposits	6,247,541	6,201,505	6,025,852
Short-term borrowings	123,075	53,241	51,999
Federal Home Loan Bank advances	50,125	120,125	125
Long-term debt	129,865	129,865	124,825
Derivative financial instruments	42,309	46,232	14,556
Unsettled securities purchases	63,999	29,562	—
Accrued expenses and other liabilities	37,593	49,174	39,793
Total liabilities	6,694,507	6,629,704	6,257,150

Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized;
Series A; $10 stated value; 0, 0 and 21,700 shares issued and outstanding	—	—	217
Series B; $1,000 stated value; 0, 105,000 and 180,000 shares issued and outstanding	—	105,000	178,937
Series D; $1,000 stated value; 0, 16,613 and 16,613 shares issued and outstanding	—	16,613	16,613
Common stock, $1 par value; 100,000,000 shares authorized;
50,011,094, 46,243,345 and 43,063,761 shares issued and outstanding	50,011	46,243	43,064
Common stock, non-voting, $1 par value; 26,000,000 shares authorized;
10,080,787, 13,188,206 and 14,703,636 shares issued and outstanding	10,081	13,188	14,704
Common stock issuable; 237,763, 241,832 and 133,469 shares	3,840	3,930	2,726
Capital surplus	1,091,696	1,078,676	1,059,222
Accumulated deficit	(433,130)	(448,091)	(700,440)
Accumulated other comprehensive loss	(18,768)	(19,844)	(22,825)
Total shareholders’ equity	703,730	795,715	592,218
Total liabilities and shareholders’ equity	$7,398,237	$7,425,419	$6,849,368

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
For the Three Months Ended March 31,
									Accumulated
	Preferred Stock				Non-Voting	Common			Other
(in thousands, except share and per share data)	Series	Series	Series	Common	Common	Stock	Capital	Accumulated	Comprehensive
	A	B	D	Stock	Stock	Issuable	Surplus	Deficit	Loss	Total
Balance, December 31, 2012	$217	$178,557	$16,613	$42,424	$15,317	$3,119	$1,057,951	$(709,153)	$(23,640)	$581,405
Net income								11,765		11,765
Other comprehensive income									815	815
Common stock issued to
dividend reinvestment
plan and to employee
benefit plans (18,170 shares)				18			171			189
Conversion of non-voting
common stock to voting
(613,158 shares)				613	(613)					—
Amortization of stock options
and restricted stock awards							626			626
Vesting of restricted stock
(4,042 shares issued,
259 shares deferred)				4			40			44
Deferred compensation plan,
net, including dividend
equivalents						46				46
Shares issued from deferred
compensation plan
(4,521 shares)				5		(439)	434			—
Preferred stock dividends:
Series A								(3)		(3)
Series B		380						(2,630)		(2,250)
Series D								(419)		(419)
Balance, March 31, 2013	$217	$178,937	$16,613	$43,064	$14,704	$2,726	$1,059,222	$(700,440)	$(22,825)	$592,218
Balance, December 31, 2013	$—	$105,000	$16,613	$46,243	$13,188	$3,930	$1,078,676	$(448,091)	$(19,844)	$795,715
Net income								15,400		15,400
Other comprehensive income									1,076	1,076
Redemption of Series B
preferred stock (105,000
shares)		(105,000)								(105,000)
Redemption of Series D
preferred stock (16,613
shares)			(16,613)							(16,613)
Common stock issued at
market (640,000 shares)				640			11,566			12,206
Common stock issued to
dividend reinvestment
plan and to employee
benefit plans (11,837
shares)				12			197			209
Conversion of non-voting
common stock to voting
(3,107,419 shares)				3,107	(3,107)					—
Amortization of stock options
and restricted stock awards							1,120			1,120
Vesting of restricted stock,
net of shares surrendered
to cover payroll taxes
(1,096 shares issued,
0 shares deferred)				1			(2)			(1)
Deferred compensation plan,
net, including dividend
equivalents						57				57
Shares issued from deferred
compensation plan
(7,397 shares)				8		(147)	139			—
Preferred stock dividends:
Series B								(159)		(159)
Series D								(280)		(280)
Balance, March 31, 2014	$—	$—	$—	$50,011	$10,081	$3,840	$1,091,696	$(433,130)	$(18,768)	$703,730

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Operating activities:
Net income	$15,400	$11,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	4,927	7,505
Provision for credit losses	2,500	11,000
Stock based compensation	1,120	626
Deferred income tax expense	9,776	—
Securities gains, net	(217)	(116)
Net (gains) losses on sales of foreclosed property	(244)	1,146
Changes in assets and liabilities:
Other assets and accrued interest receivable	6,607	7,915
Accrued expenses and other liabilities	(12,230)	3,225
Mortgage loans held for sale	(614)	10,531
Net cash provided by operating activities	27,025	53,597
Investing activities:
Investment securities held-to-maturity:
Proceeds from maturities and calls	15,007	17,501
Purchases	—	(4,993)
Investment securities available-for-sale:
Proceeds from sales	153,316	15,751
Proceeds from maturities and calls	56,757	132,211
Purchases	(173,024)	(219,349)
Net increase in loans	(34,027)	(36,224)
Funds collected from FDIC under loss sharing agreements	1,623	2,452
Proceeds from sales of premises and equipment	509	550
Purchases of premises and equipment	(618)	(2,001)
Proceeds from sale of other real estate	2,417	5,726
Net cash provided by (used in) investing activities	21,960	(88,376)
Financing activities:
Net change in deposits	46,036	73,712
Net change in short-term borrowings	69,834	(575)
Proceeds from Federal Home Loan Bank advances	355,000	185,000
Repayment of Federal Home Loan Bank advances	(425,000)	(225,000)
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	209	189
Retirement of preferred stock	(121,613)	—
Issuance of common stock	12,206	—
Cash dividends on preferred stock	(1,214)	(2,668)
Net cash (used in) provided by financing activities	(64,542)	30,658
Net change in cash and cash equivalents	(15,557)	(4,121)
Cash and cash equivalents at beginning of period	228,898	251,149
Cash and cash equivalents at end of period	$213,341	$247,028
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,449	$8,025
Income taxes	1,321	1,659
Unsettled securities purchases	34,437	—
Transfers of loans to foreclosed property	4,367	6,288

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 – Accounting Policies

The accounting and financial reporting policies of United Community Banks, Inc. (“United”) and its subsidiaries conform to accounting principles generally accepted in the United States of America (“GAAP”) and general banking industry practices.  The accompanying interim consolidated financial statements have not been audited.  All material intercompany balances and transactions have been eliminated.  A more detailed description of United’s accounting policies is included in its Annual Report on Form 10-K for the year ended December 31, 2013.

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

Reclassifications

Certain 2013 amounts have been reclassified to conform to the 2014 presentation.  During the fourth quarter of 2013, United reclassified hedge ineffectiveness gains and losses from other fee revenue to net interest revenue.  The impact of the reclassification has been reflected in all periods and was not material to any period.

Note 2 –Accounting Standards Updates and Recently Adopted Standards

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  This ASU limits the definition of discontinued operations to disposals of components of an entity that represent strategic shifts that have a major effect on an entity’s operations and financial results.  It also requires expanded disclosures for discontinued operations.  The standard is effective for disposals that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. This guidance is not expected to have a material impact on United’s financial position or results of operations.

Note 3 – Balance Sheet Offsetting

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

The following table presents a summary of amounts outstanding under reverse repurchase agreements and derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements as of March 31, 2014, December 31, 2013 and March 31, 2013 (in thousands).

		Gross Amounts Offset on the Balance Sheet
	Gross Amounts of Recognized Assets			Gross Amounts not Offset in the Balance Sheet

			Net Asset Balance	Financial Instruments	Collateral Received
March 31, 2014						Net Amount

Repurchase agreements / reverse repurchase agreements	$397,000	$(350,000)	$47,000	$—	$(51,243)	$—
Derivatives	21,563	—	21,563	(3,896)	(704)	16,963
Total	$418,563	$(350,000)	$68,563	$(3,896)	$(51,947)	$16,963
Weighted average interest rate of reverse repurchase agreements	1.09%

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet
				Gross Amounts not Offset in the Balance Sheet
			Net Liability Balance	Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$350,000	$(350,000)	$—	$—	$—	$—
Derivatives	42,309	—	42,309	(3,896)	(35,754)	2,659
Total	$392,309	$(350,000)	$42,309	$(3,896)	$(35,754)	$2,659
Weighted average interest rate of repurchase agreements	.28%

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet
Gross Amounts not Offset in the Balance Sheet
December 31, 2013			Net Asset Balance	Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$385,000	$(350,000)	$35,000	$—	$(38,982)	$—
Derivatives	23,833	—	23,833	(4,378)	(2,912)	16,543
Total	$408,833	$(350,000)	$58,833	$(4,378)	$(41,894)	$16,543
Weighted average interest rate of reverse repurchase agreements	1.09%

Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet
Gross Amounts not Offset in the Balance Sheet
		Net Liability Balance	Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$350,000	$(350,000)	$—	$—	$—	$—
Derivatives	46,232	—	46,232	(4,378)	(38,145)	3,709
Total	$396,232	$(350,000)	$46,232	$(4,378)	$(38,145)	$3,709
Weighted average interest rate of repurchase agreements	.27%

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet
Gross Amounts not Offset in the Balance Sheet
March 31, 2013			Net Asset Balance	Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$332,000	$(250,000)	$82,000	$—	$(87,470)	$—
Derivatives	602	—	602	(57)	—	545
Total	$332,602	$(250,000)	$82,602	$(57)	$(87,470)	$545
Weighted average interest rate of reverse repurchase agreements	1.28%

Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet
Gross Amounts not Offset in the Balance Sheet
		Net Liability Balance	Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$250,000	$(250,000)	$—	$—	$—	$—
Derivatives	14,556	—	14,556	(57)	(14,585)	—
Total	$264,556	$(250,000)	$14,556	$(57)	$(14,585)	$—
Weighted average interest rate of repurchase agreements	.37%

Note 4 – Securities

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three months ended March 31, 2014 and 2013 (in thousands).

	Three Months Ended March 31,
	2014	2013
Proceeds from sales	$153,316	$15,751
Gross gains on sales	$410	$116
Gross losses on sales	(193)	—
Net gains on sales of securities	$217	$116
Income tax expense attributable to sales	$92	$45

Securities with a carrying value of $1.48 billion, $1.53 billion and $1.25 billion were pledged to secure public deposits and other secured borrowings at March 31, 2014, December 31, 2013 and March 31, 2013, respectively.  Substantial borrowing capacity remains available under borrowing arrangements with the Federal Home Loan Bank of Atlanta (“FHLB”) with currently pledged securities.

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

The cost basis, gross unrealized gains and losses and fair value of securities held-to-maturity at March 31, 2014, December 31, 2013 and March 31, 2013 are as follows (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of March 31, 2014	Cost	Gains	Losses	Value

State and political subdivisions	$51,257	$3,430	$13	$54,674
Mortgage-backed securities (1)	413,440	6,877	1,855	418,462

Total	$464,697	$10,307	$1,868	$473,136

As of December 31, 2013

State and political subdivisions	$51,733	$2,718	$42	$54,409
Mortgage-backed securities (1)	428,009	6,690	3,523	431,176

Total	$479,742	$9,408	$3,565	$485,585

As of March 31, 2013

State and political subdivisions	$51,768	$5,663	$—	$57,431
Mortgage-backed securities (1)	179,319	10,388	51	189,656

Total	$231,087	$16,051	$51	$247,087
(1) All are residential type mortgage-backed securities

The following table summarizes held-to-maturity securities in an unrealized loss position as of March 31, 2014, December 31, 2013 and March 31, 2013 (in thousands).

	Less than 12 Months		12 Months or More		Total
As of March 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and political subdivisions	$1,628	$13	$—	$—	$1,628	$13
Mortgage-backed securities	200,284	1,721	1,644	134	201,928	1,855
Total unrealized loss position	$201,912	$1,734	$1,644	$134	$203,556	$1,868

As of December 31, 2013

State and political subdivisions	$1,595	$42	$—	$—	$1,595	$42
Mortgage-backed securities	259,870	3,523	—	—	259,870	3,523
Total unrealized loss position	$261,465	$3,565	$—	$—	$261,465	$3,565

As of March 31, 2013

Mortgage-backed securities	$4,929	$51	$—	$—	4,929	51
Total unrealized loss position	$4,929	$51	$—	$—	$4,929	$51

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  No impairment charges were recognized during the three months ended March 31, 2014 or 2013.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The cost basis, unrealized gains and losses, and fair value of securities available-for-sale at March 31, 2014, December 31, 2013 and March 31, 2013 are presented below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of March 31, 2014	Cost	Gains	Losses	Value

State and political subdivisions	$22,244	$842	$80	$23,006
Mortgage-backed securities (1)	1,126,227	13,213	11,328	1,128,112
Corporate bonds	255,238	1,616	4,930	251,924
Asset-backed securities	429,492	3,003	433	432,062
Other	2,572	—	—	2,572

Total	$1,835,773	$18,674	$16,771	$1,837,676

As of December 31, 2013

State and political subdivisions	$22,558	$823	$139	$23,242
Mortgage-backed securities (1)	1,145,800	13,296	13,749	1,145,347
Corporate bonds	255,316	1,304	6,324	250,296
Asset-backed securities	409,086	2,535	988	410,633
Other	2,699	—	—	2,699

Total	$1,835,459	$17,958	$21,200	$1,832,217

As of March 31, 2013

State and political subdivisions	$22,711	$1,330	$4	$24,037
Mortgage-backed securities (1)	1,450,645	21,210	3,544	1,468,311
Corporate bonds	190,843	2,035	4,084	188,794
Asset-backed securities	223,827	2,420	377	225,870
Other	2,414	—	—	2,414

Total	$1,890,440	$26,995	$8,009	$1,909,426

(1) All are residential type mortgage-backed securities

The following table summarizes available-for-sale securities in an unrealized loss position as of March 31, 2014, December 31, 2013 and March 31, 2013 (in thousands).

	Less than 12 Months		12 Months or More		Total
As of March 31, 2014	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and political subdivisions	$3,595	$80	$—	$—	$3,595	$80
Mortgage-backed securities	342,886	3,817	186,290	7,511	529,176	11,328
Corporate bonds	82,337	2,393	75,320	2,537	157,657	4,930
Asset-backed securities	136,076	433	—	—	136,076	433
Total unrealized loss position	$564,894	$6,723	$261,610	$10,048	$826,504	$16,771

As of December 31, 2013

State and political subdivisions	$4,539	$139	$—	$—	$4,539	$139
Mortgage-backed securities	334,996	6,480	175,865	7,269	510,861	13,749
Corporate bonds	137,318	4,494	54,130	1,830	191,448	6,324
Asset-backed securities	164,933	722	22,370	266	187,303	988
Total unrealized loss position	$641,786	$11,835	$252,365	$9,365	$894,151	$21,200

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Less than 12 Months		12 Months or More		Total
As of March 31, 2013	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and political subdivisions	$1,185	$2	$10	$2	$1,195	$4
Mortgage-backed securities	399,263	3,544	—	—	399,263	3,544
Corporate bonds	21,323	145	77,007	3,939	98,330	4,084
Asset-backed securities	72,064	377	—	—	72,064	377
Total unrealized loss position	$493,835	$4,068	$77,017	$3,941	$570,852	$8,009

At March 31, 2014, there were 113 available-for-sale securities and 35 held-to-maturity securities that were in an unrealized loss position.  United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis.  Unrealized losses at March 31, 2014 and December 31, 2013 were primarily attributable to changes in interest rates.  Unrealized losses at March 31, 2013 were primarily related to changes in interest rates; however, the unrealized losses in corporate bonds also reflect downgrades in the underlying securities ratings since the time of acquisition.  The bonds remain above investment grade and have recovered much of their initial market value loss. Therefore, United does not consider them to be impaired.

The amortized cost and fair value of held-to-maturity and available-for-sale securities at March 31, 2014, by contractual maturity, are presented in the following table (in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

State and political subdivisions:
Within 1 year	$6,290	$6,404	$763	$759
1 to 5 years	12,496	13,043	15,850	16,992
5 to 10 years	2,610	2,667	22,698	24,262
More than 10 years	848	892	11,946	12,661
	22,244	23,006	51,257	54,674

Corporate bonds:
1 to 5 years	38,316	38,592	—	—
5 to 10 years	206,144	203,053	—	—
More than 10 years	10,778	10,279	—	—
	255,238	251,924	—	—

Asset-backed securities:
Within 1 year	9,980	9,975	—	—
1 to 5 years	71,360	72,443	—	—
5 to 10 years	317,888	319,417	—	—
More than 10 years	30,264	30,227	—	—
	429,492	432,062	—	—

Other:
More than 10 years	2,572	2,572	—	—
	2,572	2,572	—	—

Total securities other than mortgage-backed securities:
Within 1 year	16,270	16,379	763	759
1 to 5 years	122,172	124,078	15,850	16,992
5 to 10 years	526,642	525,137	22,698	24,262
More than 10 years	44,462	43,970	11,946	12,661

Mortgage-backed securities	1,126,227	1,128,112	413,440	418,462

	$1,835,773	$1,837,676	$464,697	$473,136

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5 – Loans and Allowance for Loan Losses

Major classifications of loans as of March 31, 2014, December 31, 2013 and March 31, 2013, are summarized as follows (in thousands).

	March 31,	December 31,	March 31,
	2014	2013	2013

Commercial (secured by real estate)	$1,765,621	$1,756,710	$1,804,030
Commercial & industrial	495,178	471,961	453,764
Commercial construction	148,454	148,903	152,410
Total commercial	2,409,253	2,377,574	2,410,204
Residential mortgage	866,615	875,077	849,802
Home equity lines of credit	446,705	440,887	396,173
Residential construction	317,749	328,579	371,733
Consumer installment	106,991	111,045	110,796
Indirect auto	208,395	196,104	54,852
Total loans	4,355,708	4,329,266	4,193,560
Less allowance for loan losses	(75,223)	(76,762)	(105,753)
Loans, net	$4,280,485	$4,252,504	$4,087,807

At March 31, 2014, December 31, 2013 and March 31, 2013, loans with a carrying value of $2.07 billion, $1.77 billion and $1.94 billion, respectively, were pledged as collateral to secure FHLB advances and other contingent funding sources.

During the second quarter of 2013, United executed a plan to accelerate the disposition of classified assets including performing classified loans, nonperforming loans and foreclosed properties.  The purpose of the accelerated classified asset disposition plan was to resolve legacy credit problems remaining from the recent financial crisis and to accelerate the improvement of United’s credit measures toward pre-crisis levels.  The classified asset sales included individual note and foreclosed property sales and a large bulk sale of classified assets to a single investor.  The bulk sale included performing and nonperforming classified loans and foreclosed properties.  The assets were divided into four separate pools that were bid separately by potential buyers.  A single purchaser was the high bidder for each of the four pools.  The table below shows the allocation among impaired loans, loans that were not considered impaired and foreclosed properties, including United’s recorded investment in those assets, the sales proceeds and the resulting net charge-offs of assets sold in the bulk sale transaction (in thousands).

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

The allowance for loan losses represents management’s estimate of probable incurred losses in the loan portfolio as of the end of the period.  In 2013, United established an allowance for unfunded commitments separate from the allowance for loan losses due to significant growth in unfunded loan commitments.  The allowance for unfunded commitments is included in other liabilities in the consolidated balance sheet.  Combined, the allowance for loan losses and allowance for unfunded commitments are referred to as the allowance for credit losses.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the balance and activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2014 and 2013 (in thousands).

Three Months Ended March 31, 2014	Beginning Balance	Charge- Offs	Recoveries	Allocation of Unallocated	Provision	Ending Balance

Commercial (secured by real estate)	$24,338	$(572)	$89	$1,966	$5,397	$31,218
Commercial & industrial	6,527	(963)	541	318	(2,176)	4,247
Commercial construction	3,669	—	—	388	(80)	3,977
Residential mortgage	15,446	(1,581)	66	1,452	584	15,967
Home equity lines of credit	5,528	(1,003)	10	391	1,194	6,120
Residential construction	12,532	(304)	93	1,728	(1,868)	12,181
Consumer installment	1,353	(676)	327	—	(287)	717
Indirect auto	1,126	(77)	11	—	(264)	796
Unallocated	6,243	—	—	(6,243)	—	—
Total allowance for loan losses	76,762	(5,176)	1,137	—	2,500	75,223
Allowance for unfunded commitments	2,165	—	—	—	—	2,165
Total allowance for credit losses	$78,927	$(5,176)	$1,137	$—	$2,500	$77,388

Three Months Ended March 31, 2013	Beginning Balance	Charge- Offs	Recoveries	Allocation of Unallocated	Provision	Ending Balance

Commercial (secured by real estate)	$27,847	$(5,454)	$211	$—	$7,804	$30,408
Commercial & industrial	5,537	(1,823)	322	—	1,590	5,626
Commercial construction	8,389	(45)	49	—	(285)	8,108
Residential mortgage	19,117	(1,797)	162	—	1,741	19,223
Home equity lines of credit	7,525	(559)	47	—	692	7,705
Residential construction	26,662	(2,982)	9	—	(363)	23,326
Consumer installment	2,527	(665)	181	—	(263)	1,780
Indirect auto	220	(42)	2	—	132	312
Unallocated	9,313	—	—	—	(48)	9,265
Total allowance for loan losses	107,137	(13,367)	983	—	11,000	105,753
Allowance for unfunded commitments	—	—	—	—	—	—
Total allowance for credit losses	$107,137	$(13,367)	$983	$—	$11,000	$105,753

The following table represents the recorded investment in loans by portfolio segment and the balance of the allowance for loan losses assigned to each segment based on the method of evaluating the loans for impairment as of March 31, 2014, December 31, 2013 and March 31, 2013 (in thousands).

	Allowance for Loan Losses
	March 31, 2014			December 31, 2013			March 31, 2013
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance

Commercial (secured by real estate)	$3,259	$27,959	$31,218	$2,013	$22,325	$24,338	$5,089	$25,319	$30,408
Commercial & industrial	253	3,994	4,247	66	6,461	6,527	1,026	4,600	5,626
Commercial construction	469	3,508	3,977	112	3,557	3,669	2,093	6,015	8,108
Residential mortgage	3,079	12,888	15,967	2,914	12,532	15,446	1,804	17,419	19,223
Home equity lines of credit	67	6,053	6,120	5	5,523	5,528	—	7,705	7,705
Residential construction	1,253	10,928	12,181	688	11,844	12,532	1,945	21,381	23,326
Consumer installment	19	698	717	224	1,129	1,353	14	1,766	1,780
Indirect auto	—	796	796	—	1,126	1,126	—	312	312
Unallocated	—	—	—	—	6,243	6,243	—	9,265	9,265
Total allowance for loan losses	8,399	66,824	75,223	6,022	70,740	76,762	11,971	93,782	105,753
Allowance for unfunded commitments	—	2,165	2,165	—	2,165	2,165	—	—	—
Total allowance for credit losses	$8,399	$68,989	$77,388	$6,022	$72,905	$78,927	$11,971	$93,782	$105,753

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Loans Outstanding
	March 31, 2014			December 31, 2013			March 31, 2013
	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance

Commercial (secured by real estate)	$55,006	$1,710,615	$1,765,621	$60,208	$1,696,502	$1,756,710	$86,978	$1,717,052	$1,804,030
Commercial & industrial	4,167	491,011	495,178	4,217	467,744	471,961	50,347	403,417	453,764
Commercial construction	11,390	137,064	148,454	13,715	135,188	148,903	38,970	113,440	152,410
Residential mortgage	21,303	845,312	866,615	20,167	854,910	875,077	21,916	827,886	849,802
Home equity lines of credit	505	446,200	446,705	505	440,382	440,887	240	395,933	396,173
Residential construction	12,409	305,340	317,749	14,808	313,771	328,579	31,936	339,797	371,733
Consumer installment	340	106,651	106,991	999	110,046	111,045	407	110,389	110,796
Indirect auto	—	208,395	208,395	—	196,104	196,104	—	54,852	54,852
Total loans	$105,120	$4,250,588	$4,355,708	$114,619	$4,214,647	$4,329,266	$230,794	$3,962,766	$4,193,560

United considers all substandard loan relationships that are on nonaccrual with a balance of $500,000 or greater and all troubled debt restructurings (“TDRs”) to be individually impaired.  In addition, United reviews all accruing substandard loan relationships greater than $2 million to determine if the loan is individually impaired.  A loan is considered individually impaired when, based on current events and circumstances, it is probable that all amounts due, according to the contractual terms of the loan, will not be collected.  All TDRs are considered individually impaired regardless of accrual status.  Impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  A specific reserve is established for individually impaired loans for the amount of calculated impairment.  Interest payments received on individually impaired nonaccrual loans are applied as a reduction of the outstanding principal balance.  For impaired loans not on nonaccrual status, interest is accrued according to the terms of the loan agreement.  Loans are evaluated for individual impairment quarterly and specific reserves are established in the allowance for loan losses for any measured specific impairment on individually impaired loans.

Each quarter, United’s management prepares an analysis of the allowance for credit losses to determine the appropriate balance that measures and quantifies the amount of probable incurred loss in the loan portfolio.  The allowance is comprised of specific reserves on individually impaired loans, which are determined as described above and general reserves which are determined based on historical loss experience as adjusted for current trends and economic conditions multiplied by a loss emergence period factor.  United uses eight quarters of historical loss experience weighted toward the most recent four quarters to determine the loss factors to be used in the reserve calculation for loans evaluated in the aggregate.  Eight quarters has been determined to be an appropriate time period as it is recent enough to be relevant to current conditions and covers a length of time sufficient to minimize distortions caused by nonrecurring and unusual activity that might otherwise influence a shorter time period.  In previous periods, the weighted average was calculated by multiplying each quarter’s annualized historical net charge-off rate by 1 through 8, with 8 representing the most recent quarter and 1 representing the oldest quarter.  United adopted this method of weighting quarterly loss rates to capture the rapidly deteriorating credit conditions in its loss factors during the financial crisis.  Now that credit conditions have begun to stabilize, management concluded in the first quarter of 2014 that it was appropriate to apply a more level weighting to capture the full range and impacts of credit losses experienced during the most recent economic and credit cycle.  Therefore in the first quarter of 2014, United applied different weighting factors to the eight quarters of losses.  For the four most recent quarters, United applied a weighting factor of 1.75.  For the four oldest quarters, United applied a weighting of 1.00 for each quarterly loss factor.  Management believes the current weightings are more appropriate to measure the unconfirmed losses incurred within the loan portfolio.

Also, beginning in the first quarter of 2014, United updated its measurement of the loss emergence period in the calculation of the allowance for credit losses.  The rapidly deteriorating credit conditions during the peak of the credit cycle shortened the length of time between management’s estimation of the incurrence of a loss and its recognition as a charge off.  In most cases, the loss emergence period was within a twelve month period which made the use of annualized loss factors appropriate for measuring the amount of incurred yet unconfirmed credit losses within the loan portfolio.  As United has moved out beyond the peak of the financial crisis, management has observed that the loss emergence period has extended. United calculates the loss emergence period for each pool of loans based on the average length of time between the date a loan first exceeds 30 days past due and the date the loan is charged off.

The updates to the weightings of the eight quarters of loss history and the update to our estimation of the loss emergence period did not have a material effect on the total allowance for loan losses or the provision for loan losses for the first quarter of 2014.  These updates resulted in the full allocation of the previously unallocated portion of the allowance for loan losses.

On junior lien home equity loans, United has limited ability to monitor the delinquency status of the first lien unless the first lien is also held by United.  As a result, United applies the weighted average historical loss factor for this category and appropriately adjusts it to reflect the increased risk of loss from these credits.

Management carefully reviews the resulting loss factors for each category of the loan portfolio and evaluates whether qualitative adjustments are necessary to take into consideration recent credit trends such as increases or decreases in past due, nonaccrual, criticized and classified loans, acceleration or delays in timing of recognition of losses that may affect historical loss emergence periods, and other macro environmental factors such as changes in unemployment rates, lease vacancy rates and trends in property values and absorption rates.

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

Closed-end retail loans (installment and residential mortgage loans) and open-end (revolving) retail loans past due 90 cumulative days are charged off unless the loan is secured and in process of collection (within the next 90 days).

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2014, December 31, 2013 and March 31, 2013 (in thousands).

	March 31, 2014			December 31, 2013			March 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial (secured by real estate)	$24,716	$17,850	$—	$30,361	$24,205	$—	$50,386	$37,202	$—
Commercial & industrial	2,417	1,851	—	2,252	2,252	—	73,196	46,895	—
Commercial construction	390	390	—	974	974	—	23,486	16,703	—
Total commercial	27,523	20,091	—	33,587	27,431	—	147,068	100,800	—
Residential mortgage	7,292	5,364	—	4,496	3,634	—	7,522	6,066	—
Home equity lines of credit	—	—	—	—	—	—	240	240	—
Residential construction	6,474	5,174	—	9,462	7,807	—	19,026	15,223	—
Consumer installment	82	82	—	—	—	—	—	—	—
Indirect auto	—	—	—	—	—	—	—	—	—
Total with no related allowance recorded	41,371	30,711	—	47,545	38,872	—	173,856	122,329	—
With an allowance recorded:
Commercial (secured by real estate)	39,377	37,156	3,259	36,085	36,003	2,013	52,363	49,777	5,089
Commercial & industrial	2,598	2,316	253	2,248	1,965	66	3,562	3,451	1,026
Commercial construction	11,079	11,000	469	12,821	12,741	112	23,150	22,267	2,093
Total commercial	53,054	50,472	3,981	51,154	50,709	2,191	79,075	75,495	8,208
Residential mortgage	16,688	15,939	3,079	17,119	16,533	2,914	16,104	15,850	1,804
Home equity lines of credit	505	505	67	505	505	5	—	—	—
Residential construction	8,615	7,235	1,253	8,469	7,001	688	17,244	16,713	1,945
Consumer installment	360	258	19	999	999	224	420	407	14
Indirect auto	—	—	—	—	—	—	—	—	—
Total with an allowance recorded	79,222	74,409	8,399	78,246	75,747	6,022	112,843	108,465	11,971
Total	$120,593	$105,120	$8,399	$125,791	$114,619	$6,022	$286,699	$230,794	$11,971

There were no loans more than 90 days past due and still accruing interest at March 31, 2014, December 31, 2013 or March 31, 2013.  Nonaccrual loans include both homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans.  United’s policy is to place loans on nonaccrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection.  When a loan is classified on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue.  Principal and interest payments received on a nonaccrual loan are applied to reduce outstanding principal.

The gross additional interest income that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms was approximately $460,000, and $1.14 million for the three months ended March 31, 2014 and 2013, respectively. The gross additional interest income that would have been earned in for the three months ended March 31, 2014 and 2013 had performing TDRs performed in accordance with the original terms is immaterial.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired is presented below for the three months ended March 31, 2014 and 2013 (in thousands).

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received
Commercial (secured by real estate)	$54,969	$670	$713	$91,631	$946	$1,000
Commercial & industrial	4,560	53	51	43,694	156	629
Commercial construction	12,714	112	135	39,208	151	232
Total commercial	72,243	835	899	174,533	1,253	1,861
Residential mortgage	21,321	229	238	19,912	238	220
Home equity lines of credit	505	5	6	502	3	3
Residential construction	13,037	145	150	40,592	326	428
Consumer installment	448	6	9	276	6	6
Indirect auto	—	—	—	—	—	—
Total	$107,554	$1,220	$1,302	$235,815	$1,826	$2,518

The following table presents the recorded investment (unpaid principal less amounts charged off) in nonaccrual loans by loan class as of March 31, 2014, December 31, 2013 and March 31, 2013 (in thousands).

	Nonaccrual Loans
	March 31, 2014	December 31, 2013	March 31, 2013
Commercial (secured by real estate)	$5,146	$8,340	$17,304
Commercial & industrial	822	427	29,545
Commercial construction	479	361	22,359
Total commercial	6,447	9,128	69,208
Residential mortgage	13,307	11,730	10,901
Home equity lines of credit	1,106	1,448	916
Residential construction	3,805	4,264	14,592
Consumer installment	291	249	389
Indirect auto	294	—	—
Total	$25,250	$26,819	$96,006

Balance as a percentage of unpaid principal	65.8%	65.3%	66.3%

The following table presents the aging of the recorded investment in past due loans as of March 31, 2014, December 31, 2013 and March 31, 2013 by class of loans (in thousands).

	Loans Past Due				Loans Not
As of March 31, 2014	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Past Due	Total
Commercial (secured by real estate)	$2,310	$1,446	$1,865	$5,621	$1,760,000	$1,765,621
Commercial & industrial	1,468	231	589	2,288	492,890	495,178
Commercial construction	313	46	366	725	147,729	148,454
Total commercial	4,091	1,723	2,820	8,634	2,400,619	2,409,253
Residential mortgage	7,295	3,520	4,806	15,621	850,994	866,615
Home equity lines of credit	1,554	551	502	2,607	444,098	446,705
Residential construction	1,440	30	782	2,252	315,497	317,749
Consumer installment	677	495	60	1,232	105,759	106,991
Indirect auto	263	179	137	579	207,816	208,395
Total loans	$15,320	$6,498	$9,107	$30,925	$4,324,783	$4,355,708

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Loans Past Due				Loans Not
As of December 31, 2013	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Past Due	Total
Commercial (secured by real estate)	$5,724	$2,797	$2,547	$11,068	$1,745,642	$1,756,710
Commercial & industrial	2,349	223	88	2,660	469,301	471,961
Commercial construction	94	190	235	519	148,384	148,903
Total commercial	8,167	3,210	2,870	14,247	2,363,327	2,377,574
Residential mortgage	9,011	2,832	4,140	15,983	859,094	875,077
Home equity lines of credit	2,056	430	941	3,427	437,460	440,887
Residential construction	1,335	588	1,375	3,298	325,281	328,579
Consumer installment	1,058	358	24	1,440	109,605	111,045
Indirect auto	185	65	42	292	195,812	196,104
Total loans	$21,812	$7,483	$9,392	$38,687	$4,290,579	$4,329,266
As of March 31, 2013
Commercial (secured by real estate)	$7,402	$2,304	$5,750	$15,456	$1,788,574	$1,804,030
Commercial & industrial	1,485	419	219	2,123	451,641	453,764
Commercial construction	856	—	5,530	6,386	146,024	152,410
Total commercial	9,743	2,723	11,499	23,965	2,386,239	2,410,204
Residential mortgage	10,293	2,395	4,014	16,702	833,100	849,802
Home equity lines of credit	1,606	272	145	2,023	394,150	396,173
Residential construction	2,310	2,371	2,373	7,054	364,679	371,733
Consumer installment	672	100	109	881	109,915	110,796
Indirect auto	10	52	—	62	54,790	54,852
Total loans	$24,634	$7,913	$18,140	$50,687	$4,142,873	$4,193,560

As of March 31, 2014, December 31, 2013, and March 31, 2013, $8.25 million, $5.64 million and $8.12 million, respectively, of specific reserves were allocated to customers whose loan terms have been modified in TDRs.  United committed to lend additional amounts totaling up to $12,000, $6,000 and $613,000 as of March 31, 2014, December 31, 2013 and March 31, 2013, respectively, to customers with outstanding loans that are classified as TDRs.

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

The following table presents information on TDRs including the number of loan contracts restructured and the pre- and post-modification recorded investment (dollars in thousands).

	March 31, 2014			December 31, 2013			March 31, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial (sec by RE)	78	$45,130	$40,959	77	$44,964	$40,667	97	$80,618	$74,675
Commercial & industrial	35	3,574	3,292	36	3,527	3,245	41	8,944	8,834
Commercial construction	14	11,678	11,598	13	13,122	13,042	25	36,491	32,614
Total commercial	127	60,382	55,849	126	61,613	56,954	163	126,053	116,123
Residential mortgage	148	21,163	19,657	133	20,117	18,852	119	19,661	18,783
Home equity lines of credit	3	505	505	3	505	505	1	240	240
Residential construction	52	10,400	9,518	57	12,459	10,452	71	25,651	23,345
Consumer installment	26	442	340	26	203	203	46	282	269
Indirect auto	—	—	—	—	—	—	—	—	—
Total loans	356	92,892	85,869	345	94,897	$86,966	400	171,887	158,760

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Loans modified under the terms of a TDR during the three months ended March 31, 2014 and 2013 are presented in the table below.  In addition, the following table presents loans modified under the terms of a TDR that became 90 days or more delinquent during the three months ended March 31, 2014 and 2013, that were initially restructured within one year prior to becoming delinquent (dollars in thousands).

New Troubled Debt Restructurings for the Three Months Ended March 31, 2014	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Troubled Debt Restructurings Modified Within the Previous Twelve Months that Have Subsequently Defaulted During the Three Months Ended March 31, 2014
				Number of Contracts	Recorded Investment
Commercial (secured by real estate)	4	$1,138	$1,138	1	$104
Commercial & industrial	1	224	224	2	54
Commercial construction	1	231	231	—	—
Total commercial	6	1,593	1,593	3	158
Residential mortgage	14	1,132	1,132	4	452
Home equity lines of credit	—	—	—	—	—
Residential construction	—	—	—	—	—
Consumer installment	2	142	142	—	—
Indirect auto	—	—	—	—	—
Total loans	22	$2,867	$2,867	7	$610

New Troubled Debt Restructurings for the Three Months Ended March 31, 2013	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Troubled Debt Restructurings Modified Within the Previous Twelve Months that Have Subsequently Defaulted During the Three Months Ended March 31, 2013
				Number of Contracts	Recorded Investment
Commercial (secured by real estate)	8	$3,568	$3,568	$1	$432
Commercial & industrial	9	815	709	1	35
Commercial construction	—	—	—	2	1,454
Total commercial	17	4,383	4,277	4	1,921
Residential mortgage	11	2,115	2,115	1	68
Home equity lines of credit	—	—	—	—	—
Residential construction	5	784	655	2	117
Consumer installment	4	21	21	3	20
Indirect auto	—	—	—	—	—
Total loans	37	$7,303	$7,068	10	$2,126

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of March 31, 2014, December 31, 2013 and March 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands).

			Substandard		Doubtful /
As of March 31, 2014	Pass	Watch	Performing	Nonaccrual	Loss	Total
Commercial (secured by real estate)	$1,637,299	$38,851	$84,325	$5,146	$—	$1,765,621
Commercial & industrial	481,310	4,905	8,141	822	—	495,178
Commercial construction	138,560	4,134	5,281	479	—	148,454
Total commercial	2,257,169	47,890	97,747	6,447	—	2,409,253
Residential mortgage	799,145	10,591	43,572	13,307	—	866,615
Home equity lines of credit	437,908	29	7,662	1,106	—	446,705
Residential construction	292,032	8,935	12,977	3,805	—	317,749
Consumer installment	104,379	11	2,310	291	—	106,991
Indirect auto	207,504	—	597	294	—	208,395
Total loans	$4,098,137	$67,456	$164,865	$25,250	$—	$4,355,708
As of December 31, 2013
Commercial (secured by real estate)	$1,630,521	$40,124	$77,725	$8,340	$—	$1,756,710
Commercial & industrial	456,563	5,382	9,589	427	—	471,961
Commercial construction	120,852	10,932	16,758	361	—	148,903
Total commercial	2,207,936	56,438	104,072	9,128	—	2,377,574
Residential mortgage	793,381	25,944	44,022	11,730	—	875,077
Home equity lines of credit	426,052	5,420	7,967	1,448		440,887
Residential construction	298,685	11,526	14,104	4,264	—	328,579
Consumer installment	107,029	1,229	2,538	249	—	111,045
Indirect auto	196,104	—	—	—	—	196,104
Total loans	$4,029,187	$100,557	$172,703	$26,819	$—	$4,329,266
As of March 31, 2013
Commercial (secured by real estate)	$1,593,193	$65,413	$128,120	$17,304	$—	$1,804,030
Commercial & industrial	397,124	6,775	20,320	29,545	—	453,764
Commercial construction	104,413	7,176	18,462	22,359	—	152,410
Total commercial	2,094,730	79,364	166,902	69,208	—	2,410,204
Residential mortgage	758,185	26,722	53,994	10,901	—	849,802
Home equity lines of credit	381,064	4,084	10,109	916		396,173
Residential construction	296,029	23,230	37,882	14,592	—	371,733
Consumer installment	106,725	888	2,794	389	—	110,796
Indirect auto	54,852	—	—	—	—	54,852
Total loans	$3,691,585	$134,288	$271,681	$96,006	$—	$4,193,560

Risk Ratings

United categorizes commercial loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current industry and economic trends, among other factors.  United analyzes loans individually by classifying the loans as to credit risk.  This analysis is performed on a continuous basis.  United uses the following definitions for its risk ratings:

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Doubtful.  Specific weaknesses characterized as Substandard that are severe enough to make collection in full highly questionable and improbable.  There is no reliable secondary source of full repayment.

Loss.  Loans categorized as Loss have the same characteristics as Doubtful; however, probability of loss is certain.  Loans classified as Loss are charged off.

Consumer Purpose Loans.  Beginning in the first quarter of 2014, United began to apply a pass / fail grading system to all consumer purpose loans.  Under the pass / fail grading system, consumer purpose loans meeting the criteria of substandard are classified as “fail” and all other loans are classified as “pass”.  For reporting purposes, consumer purpose loans classified as “fail” are reported in the performing substandard or nonaccrual columns and all other consumer purpose loans are reported in the “pass” column.  The first quarter grading change resulted in decreases in loans categorized as “watch” for the consumer installment, residential mortgage and home equity lines of credit loan classifications.  Loan balances reported in the “watch” column for residential mortgage in the first quarter are generally commercial purpose loans secured by the borrower’s residence.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Note 6 – Foreclosed Property

Major classifications of foreclosed properties at March 31, 2014, December 31, 2013 and March 31, 2013 are summarized as follows (in thousands).

	March 31,	December 31,	March 31,
	2014	2013	2013
Commercial real estate	$3,336	$1,287	$6,658
Commercial construction	—	—	3,027
Total commercial	3,336	1,287	9,685
Residential mortgage	2,599	3,380	3,768
Residential construction	700	736	8,260
Total foreclosed property	6,635	5,403	21,713
Less valuation allowance	(1,041)	(1,182)	(4,979)
Foreclosed property, net	$5,594	$4,221	$16,734
Balance as a percentage of original loan unpaid principal	53.9%	44.5%	45.0%

In the second quarter of 2013, United completed the accelerated sales of classified assets including performing and nonperforming classified loans and foreclosed properties.  The classified asset sales resulted in a much lower balance of foreclosed property at March 31, 2014 and December 31, 2013.

Activity in the valuation allowance for foreclosed property for the three months ended March 31, 2014 and 2013 is presented in the following table (in thousands).

	Three Months Ended
	March 31,
	2014	2013
Balance at beginning of year	$1,182	$6,954
Additions charged to expense	277	1,041
Disposals	(418)	(3,016)
Balance at end of period	$1,041	$4,979

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Expenses related to foreclosed property for the three months ended March 31, 2014 and 2013 is presented in the following table (in thousands).

	Three Months Ended
	March 31,
	2014	2013
Net (gain)/loss on sales	$(521)	$105
Provision for unrealized losses	277	1,041
Operating expenses	360	1,187
Total foreclosed property expense	$116	$2,333

Note 7 – Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the details regarding amounts reclassified out of accumulated other comprehensive income for the three months ended March 31, 2014 and 2013 (in thousands).

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the three months ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
	2014	2013

Realized gains on sales of available-for-sale securities:
	$217	$116	Securities gains, net
	(92)	(45)	Tax expense
	$125	$71	Net of tax

Amortization of (losses) gains included in net income on available-for-sale securities transferred to held to maturity:
	$(330)	$319	Investment securities interest revenue
	123	(124)	Tax benefit (expense)
	$(207)	$195	Net of tax

Gains included in net income on derivative financial instruments accounted for as cash flow hedges:
Effective portion of interest rate contracts	$—	$537	Loan interest revenue
Effective portion of interest rate contracts	$(97)	$—	Brokered deposit interest expense
Ineffective portion of interest rate contracts	—	1	Loan interest revenue
	(97)	538	Total before tax
	38	(209)	Tax or benefit (expense)
	$(59)	$329	Net of tax

Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan
Prior service cost	$(91)	$(90)	Salaries and employee benefits expense
Actuarial losses	—	(42)	Salaries and employee benefits expense
	(91)	(132)	Total before tax
	35	51	Tax benefit
	$(56)	$(81)	Net of tax

Total reclassifications for the period	$(197)	$514	Net of tax

Amounts shown above in parentheses reduce earnings

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

During the three months ended March 31, 2014 and 2013, United accrued dividends on preferred stock, including accretion of discounts, as shown in the following table (in thousands).

	Three Months Ended
	March 31,
	2014	2013
Series A - 6% fixed	$—	$3
Series B - 5% fixed until December 6, 2013, 9% thereafter	159	2,630
Series D - LIBOR plus 9.6875%, resets quarterly	280	419
Total preferred stock dividends	$439	$3,052

All preferred stock dividends are payable quarterly.

Series B preferred stock was issued at a discount. Dividend amounts shown include discount accretion for each period.

The preferred stock dividends were subtracted from net income in order to arrive at net income available to common shareholders.  There were no dilutive securities outstanding for the three months ended March 31, 2013.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 (in thousands, except per share data).

	Three Months Ended
	March 31,
	2014	2013
Net income available to common shareholders	$14,961	$8,713

Weighted average shares outstanding:
Basic	60,059	58,081
Effect of dilutive securities
Convertible securities	—	—
Stock options	2	—
Warrants	—	—
Diluted	60,061	58,081
Net income per common share:
Basic	$.25	$.15
Diluted	$.25	$.15

At March 31, 2014, United had the following potentially dilutive stock options and warrants outstanding: a warrant to purchase 219,909 common shares at $61.40 per share originally issued to the U.S. Treasury; 348,860 common shares issuable upon exercise of stock options granted to employees with a weighted average exercise price of $98.02; 1.10 million shares issuable upon completion of vesting of restricted stock awards; and warrants to purchase common stock equivalent junior preferred stock that would be convertible into 1,411,765 common shares exercisable at $21.25 per share granted to Fletcher International Ltd. (“Fletcher”) in connection with a 2010 asset purchase and sale agreement.  Pursuant to a settlement agreement with Fletcher, United has agreed to repurchase the warrant and resolve all claims between the parties.  The settlement agreement and the transactions contemplated thereby have been approved by the bankruptcy court but remain subject to an appeal.

At March 31, 2013, United had the following potentially dilutive stock options and warrants outstanding: a warrant to purchase 219,909 common shares at $61.40 per share originally issued to the U.S. Treasury; 129,670 common shares issuable upon exercise of warrants attached to trust preferred securities with an exercise price of $100 per share; 476,311 common shares issuable upon exercise of stock options granted to employees with a weighted average exercise price of $97.85; 497,800 shares issuable upon completion of vesting of restricted stock awards; warrants to purchase common stock equivalent junior preferred stock that would be convertible into 1,411,765 common shares exercisable at $21.25 per share granted to Fletcher in connection with a 2010 asset purchase and sale agreement; and 1,551,126 common shares issuable upon exercise of warrants granted in connection with United’s tax benefits preservation plan, exercisable at $12.50 per share.

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

In conjunction with the Financial Accounting Standards Board’s fair value measurement guidance, United made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a gross basis.

The table below presents the fair value of United’s derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2014, December 31, 2013 and March 31, 2013 (in thousands).

Derivatives designated as hedging instruments under ASC 815
		Fair Value
Interest Rate Products	Balance Sheet Location	March 31, 2014	December 31, 2013	March 31, 2013
Cash flow hedge of money market deposits	Other assets	$2,971	$4,782	$—
Fair value hedge of corporate bonds	Other assets	2,655	3,939	21
		$5,626	$8,721	$21

Cash flow hedge of short-term debt	Other liabilities	$3,650	$3,368	$4,614
Cash flow hedge of money market deposits	Other liabilities	678	—	3,694
Fair value hedge of brokered CD’s	Other liabilities	14,119	19,970	5,384
Fair value hedge of corporate bonds	Other liabilities	2,729	2,308	272
		$21,176	$25,646	$13,964

Derivatives not designated as hedging instruments under ASC 815
		Fair Value
Interest Rate Products	Balance Sheet Location	March 31, 2014	December 31, 2013	March 31, 2013
Customer swap positions	Other assets	$1,359	$898	$617
Dealer offsets to customer swap positions	Other assets	825	1,347	36
Bifurcated embedded derivatives	Other assets	13,753	12,867	—
		$15,937	$15,112	$653

Customer swap positions	Other liabilities	$825	$1,347	$36
Dealer offsets to customer swap positions	Other liabilities	1,377	915	627
Dealer offsets to bifurcated embedded derivatives	Other liabilities	18,931	18,324	—
		$21,133	$20,586	$663

Derivative contracts that are not accounted for as hedging instruments under ASC 815, Derivatives and Hedging, and are described as “customer derivatives,” are between United and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap program.  United also has three interest rate swap contracts that are not designated as hedging instruments but are economic hedges of market linked brokered certificates of deposit.  The market linked brokered certificates of deposit contain embedded derivatives that are bifurcated from the host instruments and marked to market through earnings.  The marks on the market linked swaps and the bifurcated embedded derivatives tend to move in opposite directions with changes in 90-day LIBOR and therefore provide an effective economic hedge.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Cash Flow Hedges of Interest Rate Risk

United’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, United primarily uses interest rate swaps as part of its interest rate risk management strategy.  At March 31, 2014, United’s interest rate swaps designated as cash flow hedges involved the payment of fixed-rate amounts to a counterparty in exchange for United receiving variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  United’s current cash flow hedges are for the purpose of converting variable rate deposits and wholesale borrowings to a fixed rate to protect United in a rising rate environment.  The swaps are forward starting with $100 million in notional  becoming effective in the first quarter of 2014 and the rest becoming effective later in 2014 and in 2015.  United had three swap contracts outstanding with a total notional amount of $200 million that were designated as cash flow hedges of three-month brokered deposits or other LIBOR based floating rate wholesale borrowings and three swap contracts outstanding with a total notional amount of $375 million that were designated as cash flow hedges of indexed money market accounts at March 31, 2014 and December 31, 2013. At March 31, 2013, United had three swap contracts outstanding with a notional amount of $200 million that were designated as cash flow hedges of future issuances of three-month brokered deposits or other LIBOR based floating-rate wholesale borrowings and two swap contracts outstanding with a total notional amount of $200 million that were designated as cash flow hedges of indexed money market accounts.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense when the swaps become effective, as interest payments are made on United’s LIBOR based, variable-rate wholesale borrowings and indexed deposit accounts.  United’s active cash flow hedges of floating rate liabilities began to become effective in the first quarter of 2014.  United recognized $35,000 in hedge ineffectiveness gains in deposit interest expense on active cash flow hedges during the first quarter of 2014.  No such hedge ineffectiveness gains or losses were recognized on active cash flow hedges during the first quarter of 2013.  United expects that $5.02 million will be reclassified as an increase to deposit interest expense over the next twelve months related to these cash flow hedges.

During the three months ended March 31, 2013, United accelerated the reclassification of $1,000 in gains from terminated positions, as a result of the forecasted transactions becoming probable not to occur.  These amounts are recognized in loan interest revenue as hedge ineffectiveness.  At March 31, 2014, there were no remaining unamortized balances from terminated positions.

Fair Value Hedges of Interest Rate Risk

United is exposed to changes in the fair value of certain of its fixed rate investments and obligations due to changes in interest rates. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in interest rates.  Interest rate swaps designated as fair value hedges of brokered deposits involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount.  Interest rate swaps designated as fair value hedges of fixed rate investments involve the receipt of variable-rate amounts from a counterparty in exchange for United making fixed rate payments over the life of the instrument without the exchange of the underlying notional amount.  At March 31, 2014, United had 24 interest rate swaps with an aggregate notional amount of $285 million that were designated as fair value hedges of interest rate risk.  Eight of the interest rate swaps outstanding at March 31, 2014 with an aggregate notional amount of $86 million were receive-variable / pay-fixed swaps that were used for the purpose of hedging changes in the fair value of corporate bonds resulting from changes in interest rates.  The other 16 were pay-variable / receive-fixed swaps hedging changes in the fair value of fixed rate brokered time deposits resulting from changes in interest rates.  At March 31, 2013, United had 18 interest rate swaps with an aggregate notional amount of $220 million that were designated as fair value hedges.  Two of the interest rate swaps with an aggregate notional amount of $21 million were receive-variable / pay-fixed swaps that were used for the purpose of hedging changes in the fair value of corporate bonds resulting from changes in interest rates.  The other 16 were pay-variable / receive-fixed swaps hedging changes in fair value of fixed rate brokered time deposits resulting from changes in interest rates.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives.  During the three months ended March 31, 2014 and 2013 United recognized net losses of $389,000 and net losses of $86,000, respectively, related to ineffectiveness of the fair value hedging relationships.  United also recognized net reductions of interest expense of $1.21 million and $1.06 million, respectively, for the three months ended March 31, 2014 and 2013 related to United’s fair value hedges of brokered time deposits, which include net settlements on the derivatives.  United recognized reductions of interest revenue on securities during the first quarter of 2014 and 2013 in the amounts of $530,000 and $12,000, respectively, related to United’s fair value hedges of corporate bonds.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of United’s derivative financial instruments on the consolidated statement of operations for the three months ended March 31, 2014 and 2013.

Derivatives in Fair Value Hedging Relationships (in thousands).

	Location of Gain	Amount of Gain (Loss)		Amount of Gain (Loss)
	(Loss) Recognized	Recognized in Income		Recognized in Income
	in Income on	on Derivative		on Hedged Item
	Derivative	2014	2013	2014	2013
Three Months Ended March 31,
Fair value hedges of brokered CD’s	Interest expense	$5,853	$(1,844)	$(6,034)	$1,779
Fair value hedges of corporate bonds	Interest revenue	(1,704)	(232)	1,496	211
		$4,149	$(2,076)	$(4,538)	$1,990

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

Derivatives in Cash Flow Hedging Relationships (in thousands).

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2014	2013	Location	2014	2013	Location	2014	2013
Three Months Ended March 31,
			Interest revenue	$—	$539
			Interest Expense	(97)	—
Interest rate swaps	$(2,833)	$430	Total	$(97)	$539	Interest expense	$(35)	$—

Credit-Risk-Related Contingent Features

United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each counterparty.  The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts.  The details of these agreements, including the minimum thresholds, vary by counterparty.  As of March 31, 2014, collateral totaling $35.8 million was pledged toward derivatives in a liability position.

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

Note 10 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights.  Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant.  The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years.  Certain options, restricted stock and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan).  As of March 31, 2014, 525,800 additional awards could be granted under the plan. Through March 31, 2014, incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards, base salary stock grants and performance share awards have been granted under the plan.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table shows stock option activity for the first three months of 2014.

Options	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinisic Value ($000)

Outstanding at December 31, 2013	350,772	$97.87
Expired	(1,912)	69.61
Outstanding at March 31, 2014	348,860	98.02	3.1	$104

Exercisable at March 31, 2014	338,785	100.55	2.9	42

No stock options were granted during the three months ended March 31, 2014 or 2013.  Most of United’s outstanding stock options were granted prior to the economic downturn during which time United’s stock price decreased sharply.  The lower stock price has rendered most of United’s outstanding options severely out of the money and potentially worthless to the grantee.  Therefore, historical exercise patterns do not provide a reasonable basis for determining the expected life of new option grants.  United therefore uses the formula provided by the SEC in Staff Accounting Bulletin No. 107 to determine the expected life of options.

United recognized no compensation expense related to stock options in the three months ended March 31, 2014.  Compensation expense relating to stock options of $64,000 was included in earnings for the three months ended March 31, 2013.  The amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period.  The forfeiture rate for new options issued is estimated to be approximately 3% per year.  No options were exercised during the first three months of 2014 or 2013.

The table below presents restricted stock activity for the first three months of 2014.

Restricted Stock	Shares	Weighted- Average Grant- Date Fair Value

Outstanding at December 31, 2013	1,073,676	$13.73
Granted	25,750	19.14
Excercised	(1,667)	10.77
Cancelled	(833)	13.16
Outstanding at March 31, 2014	1,096,926	13.86

Vested at March 31, 2014	22,462	10.11

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of United’s common stock on the date of grant.  The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period.  For the three months ended March 31, 2014 and 2013, compensation expense of $1.10 million and $445,000, respectively, was recognized related to restricted stock awards.  In addition, for the three months ended March 31, 2014 and 2013, $25,000 and $17,000, respectively, was recognized in other operating expense for restricted stock units granted to members of United’s board of directors.  The total intrinsic value of restricted stock was $21.4 million at March 31, 2014.

As of March 31, 2014, there was $11.9 million of unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under the plan.  That cost is expected to be recognized over a weighted-average period of 3.32 years.  The aggregate grant date fair value of options and restricted stock awards that vested during the three months ended March 31, 2014, was $20,000.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 11 – Common and Preferred Stock Issued / Common Stock Issuable

United sponsors a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from United.  The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission.  The DRIP is currently suspended and no shares were issued in 2013 or the first quarter of 2014.

United’s 401(k) retirement plan regularly purchases shares of United’s common stock directly from United.  In addition, United has an Employee Stock Purchase Program that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges.  For the three months ended March 31, 2014 and 2013, United issued 11,837 and 18,170 shares, respectively, and increased capital by $209,000 and $189,000, respectively, through these programs.

United offers its common stock as an investment option in its deferred compensation plan.  United also allows for the deferral of restricted stock awards.  The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable.  The deferred compensation plan does not allow for diversification once an election is made to invest in United stock and settlement must be accomplished in shares at the time the deferral period is completed. At March 31, 2014 and 2013, 237,763 and 133,469 shares, respectively, were issuable under the deferred compensation plan.

Note 12 – Income Taxes

The income tax provision for the three months ended March 31, 2014 was $9.04 million which represents an effective tax rate of 37.0%.  The income tax provision for the three months ended March 31, 2013 was $585,000 which represents an effective tax rate of 4.7%.  The first quarter 2013 tax provision was lower due to the full valuation allowance in United’s net deferred tax asset, most of which was reversed in the second quarter of 2013.  At March 31, 2014, December 31, 2013 and March 31, 2013, the valuation allowance on deferred tax assets was $4.08 million, $4.10 million and $271 million, respectively.  Management assesses the valuation allowance recorded against deferred tax assets at each reporting period.  The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

In the second quarter of 2013, United reversed $272 million of its valuation allowance on its net deferred tax asset.  United established a full valuation allowance on its net deferred tax asset in 2010 due to the realization of significant losses and uncertainty about United’s future earnings forecasts.

United evaluated the need for a valuation allowance again at March 31, 2014.  Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of the net deferred tax asset will be realized based upon future taxable income.  The remaining valuation allowance of $4.08 million is related to specific state income tax credits that have short carryforward periods and are expected to expire unused.  The positive evidence considered by management in arriving at the conclusion that a full valuation allowance is not necessary included consecutive profitable quarters beginning with the fourth quarter of 2011, United’s strong pre-crisis earnings history and growth in pre-tax, pre-credit earnings, which demonstrate demand for United’s products and services, and United’s significant improvement in credit measures, which improve both the sustainability of profitability and management’s ability to forecast future credit losses.  The negative evidence previously considered by management included a three-year cumulative loss position and informal memorandum of understanding (“MOU”) with the banking regulatory agencies.  The MOUs were terminated in the fourth quarter of 2013 and first quarter of 2014 and United exited the three-year cumulative loss position in the first quarter of 2014, based on a rolling twelve quarters.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence.  Management’s conclusion at March 31, 2014 that it was more likely than not that the net deferred tax assets of $244 million will be realized is based upon management’s estimate of future taxable income.  Management’s estimate of future taxable income is based on internal forecasts that consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment.  If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of the deferred tax asset.  Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on United’s financial condition and results of operations.

United is subject to income taxation in the United States and various state jurisdictions.  United’s federal and state income tax returns are filed on a consolidated basis.  Currently, no years for which United filed a federal income tax return are under examination by the IRS, and there are no state tax examinations currently in progress.  United is no longer subject to income tax examinations from state and local income tax authorities for years before 2010.  Although United is unable to determine the ultimate outcome of future examinations, United believes that the liability recorded for uncertain tax positions is appropriate.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At March 31, 2014, December 31, 2013 and March 31, 2013, unrecognized income tax benefits totaled $4.59 million, $4.50 million and $5.20 million, respectively.  In the first quarter of 2014, United adopted the provisions of ASU 2013-11, Presentations of an Unrecognized Tax Benefit when a Net Operating Loss Carryfoward, a Similar Tax Loss, or a Tax Credit Carryforward exists. ASU 2013-11 requires unrecognized tax benefits to be presented as a reduction of a deferred tax asset unless certain conditions are present. Prior to adoption, unrecognized tax benefits were presented as a component of the current tax liabilty payable. Upon adoption, United reclassified $4.59 million in unrecognized tax benefits from other liabilities to its net deferred tax asset. The reclassification resulted in decreases in United’s net deferred tax asset and other liabilities.

Note 13 – Assets and Liabilities Measured at Fair Value

Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, United uses a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds, corporate debt securities and asset-backed securities and are valued based on observable inputs that are observable in the market and can be corroborated by observable market data for substantially the full term of the securities. Securities classified as Level 3 are valued based on estimates obtained from broker-dealers.

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

 UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2014, December 31, 2013 and March 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

March 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
State and political subdivisions	$—	$23,006	$—	$23,006
Mortgage-backed securities	—	1,128,112	—	1,128,112
Corporate bonds	—	251,574	350	251,924
Asset-backed securities	—	432,062	—	432,062
Other	—	2,572	—	2,572
Deferred compensation plan assets	3,468	—	—	3,468
Derivative financial instruments	—	21,563	—	21,563
Total assets	$3,468	$1,858,889	$350	$1,862,707
Liabilities:
Deferred compensation plan liability	$3,468	$—	$—	$3,468
Brokered certificates of deposit	—	177,726	—	177,726
Derivative financial instruments	—	42,309	—	42,309
Total liabilities	$3,468	$220,035	$—	$223,503

December 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale
State and political subdivisions	$—	$23,242	$—	$23,242
Mortgage-backed securities	—	1,145,347	—	1,145,347
Corporate bonds	—	249,946	350	250,296
Asset-backed securities	—	410,633	—	410,633
Other	—	2,699	—	2,699
Deferred compensation plan assets	3,496	—	—	3,496
Derivative financial instruments	—	23,833	—	23,833
Total assets	$3,496	$1,855,700	$350	$1,859,546
Liabilities:
Deferred compensation plan liability	$3,496	$—	$—	$3,496
Brokered certificates of deposit	—	173,657	—	173,657
Derivative financial instruments	—	46,233	—	46,233
Total liabilities	$3,496	$219,890	$—	$223,386

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

March 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
State and political subdivisions	$—	$24,037	$—	$24,037
Mortgage-backed securities	—	1,468,311	—	1,468,311
Corporate bonds	—	188,444	350	188,794
Asset-backed securities	—	225,870	—	225,870
Other	—	2,414	—	2,414
Deferred compensation plan assets	3,037	—	—	3,037
Derivative financial instruments	—	602	—	602
Total assets	$3,037	$1,909,678	$350	$1,913,065
Liabilities:
Deferred compensation plan liability	$3,037	$—	$—	$3,037
Brokered certificates of deposit	—	194,415	—	194,415
Derivative financial instruments	—	14,556	—	14,556
Total liabilities	$3,037	$208,971	$—	$212,008

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	Securities Available for Sale
	Three Months Ended
	March 31,
Securities Available for Sale	2014	2013
Balance at beginning of period	$350	$350
Amounts included in earnings	—	—
Paydowns	—	—
Balance at end of period	$350	$350

At March 31, 2014, United had two securities that have Level 3 valuations.  They are trust preferred securities in community banks that have shown deteriorating financial condition during the financial crisis, and both are currently deferring interest payments.  Since both investments are not actively traded, there is no recent trade activity upon which to assess value.  The values assigned to the investments are based on sales price estimates from brokers.  Both investments have a par amount of $1 million.  One was considered impaired in 2010 and was written down to $50,000 with a $950,000 impairment charge to earnings.  The other is carried at its original cost basis of $1 million with a $700,000 negative mark to fair value through other comprehensive income.  United does not consider this investment to be other-than-temporarily impaired, as the community bank was recapitalized by a private equity investment that management believes will result in full payment at maturity.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  The table below presents United’s assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2014, December 31, 2013 and March 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

March 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$—	$79,918	$79,918
Foreclosed properties	—	—	3,120	3,120
Total	$—	$—	$83,038	$83,038

December 31, 2013
Assets
Loans	$—	$—	$82,798	$82,798
Foreclosed properties	—	—	3,747	3,747
Total	$—	$—	$86,545	$86,545

March 31, 2013
Assets
Loans	$—	$—	$170,767	$170,767
Foreclosed properties	—	—	14,716	14,716
Total	$—	$—	$185,483	$185,483

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

Off-balance sheet financial instruments (commitments to extend credit and standby letters of credit) are generally short-term and at variable rates.  Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial.

The carrying amount and fair values for other financial instruments that are not measured at fair value on a recurring basis in United’s balance sheet at March 31, 2014, December 31, 2013, and March 31, 2013 are as follows (in thousands).

	Carrying	Fair Value Level
March 31, 2014	Amount	Level 1	Level 2	Level 3	Total
Assets:
Securities held to maturity	$464,697	$—	$473,136	$—	$473,136
Loans, net	4,280,485	—	—	4,201,255	4,201,255
Mortgage loans held for sale	10,933	—	11,121	—	11,121
Liabilities:
Deposits	6,247,541	—	6,238,927	—	6,238,927
Federal Home Loan Bank advances	50,125	—	50,125	—	50,125
Long-term debt	129,865	—	—	130,636	130,636

December 31, 2013
Assets:
Securities held to maturity	$479,742	$—	$485,585	$—	$485,585
Loans, net	4,252,504	—	—	4,165,591	4,165,591
Mortgage loans held for sale	10,319	—	10,529	—	10,529
Liabilities:
Deposits	6,201,505	—	6,204,815	—	6,204,815
Federal Home Loan Bank advances	120,125	—	120,125	—	120,125
Long-term debt	129,865	—	—	130,262	130,262

March 31, 2013
Assets:
Securities held to maturity	$231,087	$—	$247,087	$—	$247,087
Loans, net	4,087,807	—	—	3,980,932	3,980,932
Mortgage loans held for sale	18,290	—	18,803	—	18,803
Liabilities:
Deposits	6,025,852	—	6,034,103	—	6,034,103
Federal Home Loan Bank advances	125	—	125	—	125
Long-term debt	124,825	—	—	123,402	123,402

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

The following table summarizes, as of March 31, 2014, December 31, 2013 and March 31, 2013, the contractual amount of off-balance sheet instruments (in thousands):

	March 31, 2014	December 31, 2013	March 31, 2013
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$720,891	$747,170	$565,685
Letters of credit	19,960	19,846	12,818

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

Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experiences may differ materially from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experiences to differ from those projected include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 as well as the following factors:

●	the condition of the general business and economic environment;
●	the results of our most recent internal credit stress test may not accurately predict the impact on our financial condition if the economy were to deteriorate;
●	our ability to maintain profitability;
●	our ability to fully realize our deferred tax asset balances, including net operating loss carry-forwards;
●	the risk that we may be required to increase the valuation allowance on our deferred tax asset in future periods;
●	the condition of the banking system and financial markets;
●	our ability to raise capital as may be necessary;
●	our ability to maintain liquidity or access other sources of funding;
●	changes in the cost and availability of funding;
●	the success of the local economies in which we operate;
●	our lack of geographic diversification;
●	our concentrations of residential and commercial construction and development loans and commercial real estate loans are subject to unique risks that could adversely affect our earnings;
●	changes in prevailing interest rates may negatively affect our net income and the value of our assets;
●	our accounting and reporting policies;
●	if our allowance for loan losses is not sufficient to cover actual loan losses;
●	losses due to fraudulent and negligent conduct of our loan customers, third party service providers or employees;
●	our reliance on third parties to provide key components of our business infrastructure;
●	competition from financial institutions and other financial service providers;
●	risks with respect to future expansion and acquisitions;
●	if the conditions in the stock market, the public debt market and other capital markets deteriorate;
●	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and related regulations;
●	changes in laws and regulations or failures to comply with such laws and regulations;
●	changes in regulatory capital requirements;
●	the costs and effects of litigation, examinations, investigations, or similar matters, or adverse facts and developments related thereto, including possible dilution;
●	regulatory or judicial proceedings, board resolutions, informal memorandums of understanding or formal enforcement actions imposed by regulators that may occur; and
●	changes in tax laws, regulations and interpretations or challenges to our income tax provision.

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

United is a bank holding company registered with the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988.  At March 31, 2014, United had total consolidated assets of $7.40 billion and total loans of $4.36 billion (excluding the loans acquired from Southern Community Bank (“SCB”) that are covered by loss sharing agreements).  United also had total deposits of $6.25 billion and shareholders’ equity of $704 million.

United’s activities are primarily conducted by its wholly-owned Georgia banking subsidiary, United Community Bank (the “Bank”).  The Bank’s operations are conducted under a community bank model that operates 28 “community banks” with local bank presidents and boards in north Georgia, the Atlanta-Sandy Springs-Roswell, Georgia metropolitan statistical area, the Gainesville, Georgia metropolitan statistical area, coastal Georgia, western North Carolina, east Tennessee and the Greenville-Anderson-Mauldin, South Carolina metropolitan statistical area.

Included in management’s discussion and analysis are certain non-GAAP (accounting principles generally accepted in the United States of America (“GAAP”)) performance measures.  United’s management believes that non-GAAP performance measures are useful in analyzing United’s financial performance trends and therefore this section will refer to non-GAAP performance measures.  A reconciliation of these non-GAAP performance measures to GAAP performance measures is included in the table on page 40.

United reported net income of $15.4 million for the first quarter of 2014.  This compared to net income of $11.8 million for the first quarter of 2013.  Diluted earnings per common share was $.25 for the first quarter of 2014, compared to diluted earnings per common share of $.15 for the first quarter of 2013.  The increase in net income reflected a lower provision for credit losses and lower operating expenses. The increase in earnings per share also reflected a significant decrease in preferred stock dividends following the redemption of all of United’s preferred stock.

Taxable equivalent net interest revenue was $54.2 million for the first quarter of 2014, compared to $54.6 million for the same period of 2013.  The decrease in net interest revenue was primarily the result of continued lower yields on the loan portfolio, which were due to loan pricing competition. Net interest margin decreased from 3.37% for the three months ended March 31, 2013 to 3.21% for the same period in 2014.

United’s provision for loan losses was $2.50 million for the three months ended March 31, 2014, compared to $11.0 million for the same period in 2013.  Net charge-offs for the first quarter of 2014 were $4.04 million, compared to $12.4 million for the first quarter of 2013.  The lower level of charge-offs and provision for loan losses in 2014 are the result of the accelerated disposition of classified assets in the second quarter of 2013 and generally improving credit conditions.

As of March 31, 2014, United’s allowance for loan losses was $75.2 million, or 1.73% of loans, compared to $106 million, or 2.52% of loans, at March 31, 2013.  Nonperforming assets of $30.8 million, which excludes assets that are covered by loss sharing agreements with the FDIC, decreased to .42% of total assets at March 31, 2014 from 1.65% as of March 31, 2013, mostly due to the second quarter 2013 classified asset sales.  During the first quarter of 2014, $9.30 million in loans were placed on nonaccrual compared with $9.67 million in the first quarter of 2013.

Fee revenue of $12.2 million decreased $735,000, or 6%, from the first quarter of 2013. The quarterly decrease was due primarily to a $1.30 million, or 49% decrease in mortgage loan and related fees and a $195,000 decrease in customer derivative fees.  Mortgage refinancing activity continued to decline with rising long-term interest rates. These revenue decreases were offset by a $410,000, or 53% increase in brokerage fees and a $495,000, or 7% increase in service charges and fees.

For the first quarter of 2014, operating expenses of $39.1 million were down $4.72 million from the first quarter of 2013.  The decrease was primarily related to a decrease of $2.22 million in foreclosed property expense, driven by decreased volume due to the classified asset sales in the second quarter of 2013.  In addition, lower workout and collection costs and lower costs of operating our ATM network, resulted in lower other expense for the first quarter of 2014 compared to the same period in 2013.  Professional fees decreased $939,000 from the first quarter of 2013, and FDIC assessments and regulatory charges decreased $1.15 million from the same period a year ago.  Management continues its efforts to reduce costs and improve operating efficiency.

Recent Developments

On March 25, 2014, the Company completed the sale of 640,000 shares of common stock and received approximately $12.2 million in net proceeds after discounts and expenses. The proceeds will be used for general corporate purposes, including the repurchase of the warrant originally issued to Fletcher International, Ltd. (“Fletcher”) and resolution of all other claims in connection with the settlement agreement with the Chapter 11 Trustee for Fletcher.

On January 10, 2014, United redeemed the remaining $105 million of its Series B Preferred Stock.  The Series B Preferred Stock was originally issued to the U.S. Department of the Treasury under the Troubled Asset Relief Program Capital Purchase Program.  The redemption price for shares of the Series B Preferred Stock was the stated liquidation value of $1,000 per share, plus accrued and unpaid dividends that had been earned thereon to, but not including, the redemption date.

On March 3, 2014, United redeemed all of its $16.6 million in outstanding Series D Preferred Stock at its par value.  Following the redemption, United no longer has any preferred stock outstanding.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures, which are performance measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include, among others the following: taxable equivalent interest revenue, taxable equivalent net interest revenue, tangible book value per share, tangible equity to assets, tangible common equity to assets and tangible common equity to risk-weighted assets.  Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies.  A reconciliation of these operating performance measures to GAAP performance measures is included in on the table on page 40.

Table 1 - Financial Highlights
Selected Financial Information
						First
	2014	2013				Quarter
(in thousands, except per share	First	Fourth	Third	Second	First	2014-2013
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change
INCOME SUMMARY
Interest revenue	$60,495	$61,695	$61,426	$62,088	$62,114
Interest expense	6,326	5,816	7,169	7,157	7,540
Net interest revenue	54,169	55,879	54,257	54,931	54,574	(1	) %
Provision for credit losses	2,500	3,000	3,000	48,500	11,000
Fee revenue	12,176	13,519	14,225	15,943	12,911	(6)
Total revenue	63,845	66,398	65,482	22,374	56,485
Operating expenses	39,050	41,614	40,097	48,823	43,770	(11)
Income (loss) before income taxes	24,795	24,784	25,385	(26,449)	12,715	95
Income tax expense (benefit)	9,395	8,873	9,885	(256,413)	950
Net income	15,400	15,911	15,500	229,964	11,765	31
Preferred dividends and discount accretion	439	2,912	3,059	3,055	3,052
Net income available to common shareholders	$14,961	$12,999	$12,441	$226,909	$8,713	72
PERFORMANCE MEASURES
Per common share:
Diluted income	$.25	$.22	$.21	$3.90	$.15	67
Book value	11.66	11.30	10.99	10.90	6.85	70
Tangible book value (2)	11.63	11.26	10.95	10.82	6.76	72
Key performance ratios:
Return on common equity (1)(3)	8.64%	7.52%	7.38%	197.22%	8.51%
Return on assets (3)	.85	.86	.86	13.34	.70
Net interest margin (3)	3.21	3.26	3.26	3.33	3.37
Efficiency ratio	59.05	60.02	58.55	68.89	64.97
Equity to assets	9.52	11.62	11.80	11.57 (4)	8.60
Tangible equity to assets (2)	9.50	11.59	11.76	11.53 (4)	8.53
Tangible common equity to assets (2)	9.22	8.99	9.02	8.79 (4)	5.66
Tangible common equity to risk- weighted assets (2)	13.57	13.17	13.34	13.16	8.45
ASSET QUALITY *
Non-performing loans	$25,250	$26,819	$26,088	$27,864	$96,006
Foreclosed properties	5,594	4,221	4,467	3,936	16,734
Total non-performing assets (NPAs)	30,844	31,040	30,555	31,800	112,740
Allowance for loan losses	75,223	76,762	80,372	81,845	105,753
Net charge-offs	4,039	4,445	4,473	72,408	12,384
Allowance for loan losses to loans	1.73%	1.77%	1.88%	1.95%	2.52%
Net charge-offs to average loans (3)	.38	.41	.42	6.87	1.21
NPAs to loans and foreclosed properties	.71	.72	.72	.76	2.68
NPAs to total assets	.42	.42	.42	.44	1.65
AVERAGE BALANCES ($ in millions)
Loans	$4,356	$4,315	$4,250	$4,253	$4,197	4
Investment securities	2,320	2,280	2,178	2,161	2,141	8
Earning assets	6,827	6,823	6,615	6,608	6,547	4
Total assets	7,384	7,370	7,170	6,915	6,834	8
Deposits	6,197	6,190	5,987	5,983	5,946	4
Shareholders’ equity	703	856	846	636	588	20
Common shares - basic (thousands)	60,059	59,923	59,100	58,141	58,081
Common shares - diluted (thousands)	60,061	59,925	59,202	58,141	58,081
AT PERIOD END ($ in millions)
Loans *	$4,356	$4,329	$4,267	$4,189	$4,194	4
Investment securities	2,302	2,312	2,169	2,152	2,141	8
Total assets	7,398	7,425	7,243	7,163	6,849	8
Deposits	6,248	6,202	6,113	6,012	6,026	4
Shareholders’ equity	704	796	852	829	592	19
Common shares outstanding (thousands)	60,092	59,432	59,412	57,831	57,767

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

Table 1 Continued - Non-GAAP Performance Measures Reconciliation
Selected Financial Information

	2014	2013
(in thousands, except per share	First	Fourth	Third	Second	First
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter
Interest revenue reconciliation
Interest revenue - taxable equivalent	$60,495	$61,695	$61,426	$62,088	$62,114
Taxable equivalent adjustment	(357)	(380)	(370)	(368)	(365)
Interest revenue (GAAP)	$60,138	$61,315	$61,056	$61,720	$61,749
Net interest revenue reconciliation
Net interest revenue - taxable equivalent	$54,169	$55,879	$54,257	$54,931	$54,574
Taxable equivalent adjustment	(357)	(380)	(370)	(368)	(365)
Net interest revenue (GAAP)	$53,812	$55,499	$53,887	$54,563	$54,209
Total revenue reconciliation
Total operating revenue	$63,845	$66,398	$65,482	$22,374	$56,485
Taxable equivalent adjustment	(357)	(380)	(370)	(368)	(365)
Total revenue (GAAP)	$63,488	$66,018	$65,112	$22,006	$56,120
Income (loss) before taxes reconciliation
Income (loss) before taxes	$24,795	$24,784	$25,385	$(26,449)	$12,715
Taxable equivalent adjustment	(357)	(380)	(370)	(368)	(365)
Income (loss) before taxes (GAAP)	$24,438	$24,404	$25,015	$(26,817)	$12,350
Income tax expense (benefit) reconciliation
Income tax expense (benefit)	$9,395	$8,873	$9,885	$(256,413)	$950
Taxable equivalent adjustment	(357)	(380)	(370)	(368)	(365)
Income tax expense (benefit) (GAAP)	$9,038	$8,493	$9,515	$(256,781)	$585
Book value per common share reconciliation
Tangible book value per common share	$11.63	$11.26	$10.95	$10.82	$6.76
Effect of goodwill and other intangibles	.03	.04	.04	.08	.09
Book value per common share (GAAP)	$11.66	$11.30	$10.99	$10.90	$6.85
Average equity to assets reconciliation
Tangible common equity to assets	9.22%	8.99%	9.02%	8.79%	5.66%
Effect of preferred equity	.28	2.60	2.74	2.74	2.87
Tangible equity to assets	9.50	11.59	11.76	11.53	8.53
Effect of goodwill and other intangibles	.02	.03	.04	.04	.07
Equity to assets (GAAP)	9.52%	11.62%	11.80%	11.57%	8.60%
Tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	13.57%	13.17%	13.34%	13.16%	8.45%
Effect of other comprehensive income	.36	.39	.49	.29	.49
Effect of deferred tax limitation	(3.91)	(4.25)	(4.72)	(4.99)	—
Effect of trust preferred	1.03	1.04	1.09	1.11	1.15
Effect of preferred equity	—	2.38	4.01	4.11	4.22
Tier I capital ratio (Regulatory)	11.05%	12.73%	14.21%	13.68%	14.31%

Results of Operations

United reported net income of $15.4 million for the first quarter of 2014.  This compared to net income of $11.8 million for the same period in 2013.  For the first quarter of 2014, diluted earnings per common share was $.25 compared to $.15 for the first quarter of 2013.

Net Interest Revenue (Taxable Equivalent)

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue.  United actively manages this revenue source to provide optimal levels of revenue while balancing interest rate, credit and liquidity risks.  Taxable equivalent net interest revenue for the three months ended March 31, 2014 was $54.2 million, down $405,000, or 1%, from the first quarter of 2013.  The decrease in net interest revenue for the first quarter of 2014 compared to the first quarter of 2013 was mostly due to lower yields on the loan portfolio offset partially by higher investment securities interest revenue and lower deposit costs.  United continues to focus on loan and deposit pricing in an effort to maintain a steady level of net interest revenue.

While average loans increased $159 million, or 4%, from the first quarter of last year, the yield on loans decreased 47 basis points, reflecting the continuing effect of the low interest rate environment and competition for a limited number of quality lending opportunities.  Although residential real estate loans increased primarily as the result of the promotion of a new home equity line product beginning in mid-2012 and the introduction of a new low-cost mortgage product in early 2013, the low introductory rate on these products also contributed to the lower yield on average loans.  United discontinued the introductory rates on these products in late 2013.

Average interest-earning assets for the first quarter of 2014 increased $280 million, or 4%, from the same period in 2013, due primarily to the increase in loans and securities.  Average investment securities for the first quarter of 2014 increased $180 million from a year ago consistent with general growth in the balance sheet as management has maintained the investment portfolio at approximately 31 percent of total assets over the last year.  The average yield on the investment portfolio increased 14 basis points from a year ago.  Early in the first quarter management sold approximately $100 million in low-yielding variable-rate CMO’s to fund a portion of the dividend paid from the bank to the holding company.  The proceeds from the dividend were used to redeem preferred stock.  Later in the quarter, accumulating liquidity resulting from strong core deposit growth led management to purchase higher yielding CLO’s and fixed rate securities.  These transactions, along with slowing prepayment activity in United’s mortgage backed securities, which were mostly purchased at a premium, increased the overall yield in the investment portfolio.  The higher investment securities yields did not completely offset the decline in loan yields, which drove the average yield on interest-earning assets for the first quarter of 2014 to 3.58%, down 26 basis points from 3.84% in the first quarter of 2013.  The yield on other interest-earning assets increased 42 basis points although the average balance declined from the first quarter of 2013.  United utilizes reverse repurchase agreements including collateral swap transactions where the company enters into a repurchase agreement and reverse repurchase agreement simultaneously with the same counterparty subject to a master netting agreement.  In these transactions, the offsetting balances are netted on the balance sheet.

Average interest-bearing liabilities increased $230 million, or 5%, from the first quarter of 2013.  Much of the increase in interest-bearing liabilities was a result of funding the redemption of United’s preferred stock.  United redeemed all $196 million in preferred stock in a series of transactions beginning late in the fourth quarter and extending to early March.  Average noninterest bearing deposits increased $159 million from the first quarter of 2013 to the first quarter of 2014.  The average cost of interest-bearing liabilities for the first quarter of 2014 was .50% compared to .62% for the same period of 2013, reflecting United’s concerted efforts to reduce deposit pricing.  Also contributing to the overall lower rate on interest-bearing liabilities was a shift in the mix of deposits away from more expensive time deposits toward lower-rate transaction deposits.  United was able to reduce the effective rate on brokered deposits in the first quarter of 2014 to a negative .23% by swapping the fixed rates on longer-term brokered time deposits to LIBOR minus a spread.

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

For the three months ended March 31, 2014 and 2013, the net interest spread was 3.08% and 3.22%, respectively, while the net interest margin was 3.21% and 3.37%, respectively.  The decline in both ratios is due to lower yields on loans, which were not completely offset by the decrease in rates paid for deposits and other interest bearing liabilities.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2014 and 2013.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended March 31,

	2014			2013
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,355,572	$47,868	4.46%	$4,196,757	$51,000	4.93%
Taxable securities (3)	2,300,316	11,419	1.99	2,119,085	9,732	1.84
Tax-exempt securities (1)(3)	20,173	308	6.11	21,733	347	6.39
Federal funds sold and other interest-earning assets	150,841	900	2.39	209,674	1,035	1.97

Total interest-earning assets	6,826,902	60,495	3.58	6,547,249	62,114	3.84
Non-interest-earning assets:
Allowance for loan losses	(77,491)			(110,941)
Cash and due from banks	62,054			64,294
Premises and equipment	162,788			169,280
Other assets (3)	410,175			164,250
Total assets	$7,384,428			$6,834,132

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,416,119	440	.13	$1,303,308	454	.14
Money market	1,376,993	563	.17	1,257,409	562	.18
Savings	259,548	20	.03	234,110	36	.06
Time less than $100,000	877,695	1,013	.47	1,039,707	1,749	.68
Time greater than $100,000	578,190	918	.64	694,553	1,477	.86
Brokered time deposits	287,979	(160)	(.23)	175,128	65	.15
Total interest-bearing deposits	4,796,524	2,794	.24	4,704,215	4,343	.37
Federal funds purchased and other borrowings	112,583	840	3.03	72,157	516	2.90
Federal Home Loan Bank advances	125,069	58	.19	33,069	19	.23
Long-term debt	129,865	2,634	8.23	124,816	2,662	8.65
Total borrowed funds	367,517	3,532	3.90	230,042	3,197	5.64

Total interest-bearing liabilities	5,164,041	6,326	.50	4,934,257	7,540	.62
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,400,619			1,241,527
Other liabilities	116,667			70,839
Total liabilities	6,681,327			6,246,623
Shareholders’ equity	703,101			587,509
Total liabilities and shareholders’ equity	$7,384,428			$6,834,132

Net interest revenue		$54,169			$54,574
Net interest-rate spread			3.08%			3.22%

Net interest margin (4)			3.21%			3.37%

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
(3)      Securities available for sale are shown at amortized cost. Pretax unrealized losses of $4.6 million in 2014 and pretax unrealized gains of $17.1 million in 2013 are included in other assets for purposes of this presentation.
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

Table 3 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended March 31, 2014
	Compared to 2013
	Increase (decrease)
	Due to Changes in
	Volume	Rate	Total
Interest-earning assets:
Loans	$1,878	$(5,010)	$(3,132)
Taxable securities	867	820	1,687
Tax-exempt securities	(24)	(15)	(39)
Federal funds sold and other interest-earning assets	(325)	190	(135)
Total interest-earning assets	2,396	(4,015)	(1,619)

Interest-bearing liabilities:
NOW accounts	37	(51)	(14)
Money market accounts	51	(50)	1
Savings deposits	4	(20)	(16)
Time deposits less than $100,000	(244)	(492)	(736)
Time deposits greater than $100,000	(222)	(337)	(559)
Brokered time deposits	20	(245)	(225)
Total interest-bearing deposits	(354)	(1,195)	(1,549)
Federal funds purchased & other borrowings	301	23	324
Federal Home Loan Bank advances	43	(4)	39
Long-term debt	105	(133)	(28)
Total borrowed funds	449	(114)	335
Total interest-bearing liabilities	95	(1,309)	(1,214)

Increase in net interest revenue	$2,301	$(2,706)	$(405)

Provision for Credit Losses

The provision for credit losses is based on management’s evaluation of probable incurred losses in the loan portfolio and corresponding analysis of the allowance for credit losses at quarter-end.  The provision for credit losses was $2.50 million for the first quarter of 2014, compared to $11.0 million for the same period in 2013.  The amount of provision recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, and was sufficient to cover incurred losses in the loan portfolio.  The first quarter of 2014 loan loss provision was lower due to improved credit quality metrics compared to the first quarter of 2013, following the second quarter of 2013 classified asset disposition.  For the three months ended March 31, 2014, net loan charge-offs as an annualized percentage of average outstanding loans were .38% compared to 1.21% for the same period in 2013.

In the fourth quarter of 2013, United established an allowance for unfunded loan commitments which is included in other liabilities in the consolidated balance sheet.  The allowance for unfunded commitments represents probable incurred losses on unfunded loan commitments that are expected to result in outstanding loan balances.  The allowance for unfunded loan commitments was established through the provision for credit losses.

Over the past two years, United has experienced significant improvement in credit quality and corresponding credit measures.  During the second quarter of 2013 United sold classified assets totaling approximately $172 million, including a bulk sale of $131 million.  The classified asset sales and a general improving trend reduced United’s nonperforming assets to $30.8 million as of March 31, 2014.  Additional discussion on credit quality and the allowance for loan losses is included in the “Asset Quality and Risk Elements” section of this report on page 43.

Fee Revenue

Fee revenue for the three months ended March 31, 2014 was $12.2 million, a decrease of $735,000, or 6%, compared to the first quarter of 2013. The following table presents the components of fee revenue for the first quarters of 2014 and 2013.

Table 4 - Fee Revenue
(in thousands)
	Three Months Ended
	March 31,		Change
	2014	2013	Amount	Percent

Overdraft fees	$2,920	$2,991	$(71)	(2)
ATM and debit card fees	3,531	3,227	304	9
Other service charges and fees	1,447	1,185	262	22
Service charges and fees	7,898	7,403	495	7
Mortgage loan and related fees	1,354	2,655	(1,301)	(49)
Brokerage fees	1,177	767	410	53
Customer derivatives	57	252	(195)	(77)
Securities gains, net	217	116	101
Other	1,473	1,718	(245)	(14)
Total fee revenue	$12,176	$12,911	$(735)	(6)

Service charges and fees of $7.90 million were up $495,000, or 7%, from the first quarter of 2013.  The increase resulted from higher debit card and interchange fees as well as higher other service charges and fees.  Effective January 1, 2014, United initiated new service fees that led to the increase over 2013.  Overdraft fees continue to decline as customer utilization of our courtesy overdraft services decreases.

Mortgage loans and related fees for the first quarter of 2014 were down $1.30 million, or 49%, from the same period in 2013. In the first quarter of 2014, United closed 289 loans totaling $46.0 million compared with 464 loans totaling $69.8 million in the first quarter of 2013.  Mortgage refinancing activity has slowed due to rising long-term interest rates.  United had $30.3 million in new purchase money mortgage originations in the first quarter of 2014, compared with $26.4 million a year ago.  Purchase money mortgages increased as a percentage of total production due to lower refinancing activity but also due to an increase in the amount of purchase money mortgages.  The volume of new purchase money mortgages in the first quarter was 66% compared with 43% in the first quarter of 2013.

Brokerage fees increased $410,000, or 53%, from the first quarter of 2013, as customer balances increased, due to heightened customer demand for income products stemming from continued low interest rates.  Also, referrals and overall activity in this area have increased as United intensified its focus on growing this line of business.  A portion of United’s brokerage fee revenue is derived from the value of assets under management which increased with the overall improvement in the market, further contributing to the increased revenue.

Customer derivative fees of $57,000 were down $195,000 from first quarter 2013.  Management believes the decrease is a reflection of the interest rate environment resulting in a temporary weakening of customer demand.

United recognized net securities gains of $217,000 for the three months ended March 31, 2014, compared to net securities gains of $116,000 in the first quarter of 2013.

Other fee revenue of $1.47 million for the first quarter of 2014 was down $245,000 from the first quarter of 2013, primarily due to lower earnings on deferred compensation plan assets and lower earnings on bank owned life insurance policies.

Operating Expenses

The following table presents the components of operating expenses for the three months ended March 31, 2014 and 2013.

Table 5 - Operating Expenses
(in thousands)
	Three Months Ended
	March 31,		Change
	2014	2013	Amount	Percent

Salaries and employee benefits	$24,396	$23,592	$804	3
Communications and equipment	3,239	3,046	193	6
Occupancy	3,378	3,367	11	—
Advertising and public relations	626	938	(312)	(33)
Postage, printing and supplies	776	863	(87)	(10)
Professional fees	1,427	2,366	(939)	(40)
FDIC assessments and other regulatory charges	1,353	2,505	(1,152)	(46)
Amortization of intangibles	387	705	(318)	(45)
Other	3,352	4,055	(703)	(17)
Total excluding foreclosed property expenses	38,934	41,437	(2,503)	(6)
Net (gains) losses on sales of foreclosed properties	(521)	105	(626)
Foreclosed property write downs	277	1,041	(764)
Foreclosed property maintenance expenses	360	1,187	(827)	(70)
Total operating expenses	$39,050	$43,770	$(4,720)	(11)

Operating expenses for the first quarter of 2014 totaled $39.1 million, down $4.72 million, or 11%, from the first quarter of 2013.  The decrease mostly reflects lower foreclosed property expenses, losses and write downs associated with the declining volume of foreclosed properties following the classified asset sales in the second quarter of 2013.   Excluding foreclosed property costs, total operating expenses were $38.9 million for the three months ended March 31, 2014, down $2.50 million, or 6%, from the first quarter of 2013.

Salaries and employee benefits for the first quarter of 2014 were $24.4 million, up $804,000, or 3%, from the same period of 2013. The increase was due to higher brokerage incentives, bonuses and higher stock based compensation expense in the first quarter of 2014.  Headcount totaled 1,488 at March 31, 2014, compared to 1,540 at March 31, 2013, a decrease of 52 positions.

Communications and equipment expense of $3.24 million for the first quarter of 2014 was up $193,000, or 6%, from the first quarter of 2013.  The increases reflect higher software costs resulting from new technology solutions to improve operating efficiency and customer service as well as higher telecommunications charges.

Occupancy expense of $3.38 million for the first quarter of 2014 was flat compared to the same period of 2013.

Professional fees for the first quarter of 2014 of $1.43 million were down $939,000, or 40%, from the same period in 2013.  The decrease was primarily due to lower legal fees and fewer consulting projects that are in process.

FDIC assessments and other regulatory charges of $1.35 million is down $1.15 million reflecting a lower deposit insurance assessment rate following the termination of our informal memorandum of understanding with the FDIC and the Georgia Department of Banking and Finance late in the fourth quarter of 2013.

Amortization of intangibles continues to decrease as core deposit intangibles related to past acquisitions become fully amortized.

Other expense of $3.35 million for the first quarter of 2014 decreased $703,000 from the first quarter of 2013.  The decrease for the quarter was primarily due to lower appraisal and lending support costs as well as lower ATM network provider costs.

Net gains on sales of foreclosed property totaled $521,000 for the first quarter of 2014, compared to net losses on sale of $105,000 for the first quarter of 2013. Foreclosed property write-downs for the first quarter of 2014 were $277,000 compared to $1.04 million a year ago.  Foreclosed property maintenance expenses include legal fees, property taxes, marketing costs, utility services, maintenance and repair charges and totaled $360,000 for the first quarter of 2014 compared with $1.19 million a year ago.  These costs continue to decline with the decrease in the number of foreclosed properties held by United.

Income Taxes

Income tax expense for the first quarter of 2014 was $9.04 million as compared with income tax expense of $585,000 for the first quarter of 2013.  The effective tax rate (as a percentage of pre-tax earnings) for the three months ended March 31, 2014 was 37.0%.  The effective tax rate for the first quarter of 2013 was not meaningful due to the full valuation allowance on United’s deferred tax asset that was reversed in the second quarter of 2013. For the remainder of the year, United expects to record income tax expense at an effective tax rate of approximately 37.0%.

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

At March 31, 2013, United reported no net deferred tax asset due to a full valuation allowance of $271 million.  However, during the second quarter of 2013, based on the weight of all the positive and negative evidence at such date, management concluded that it was more likely than not that $272 million of the net deferred tax assets will be realized based upon future taxable income and therefore, reversed $272 million of the valuation allowance.  Thus, at March 31, 2014, United reported a net deferred tax asset of $244 million, net of a valuation allowance of $4.08 million that related to specific state income tax credits that have short carryforward periods and therefore are expected to expire before they can be utilized.

The deferred tax asset valuation allowance was reversed in the second quarter of 2013 following the achievement of six consecutive quarters of positive operating results.  The recent positive earnings results and improving credit measures provide an objective basis for a conclusion that profitability is sustainable and improving.  In addition, the second quarter 2013 sale of classified assets improved United’s ability to project credit costs and forecast profitability going forward by removing the assets that were most likely to drive future credit losses.  As a result of this discretionary distressed asset sale, United’s classified asset ratio (classified assets as a percentage of Tier 1 capital and the allowance for loan losses) improved to 27% at March 31, 2014 and December 31, 2013 compared to 49% at March 31, 2013.

Based on all evidence considered, as of March 31, 2014, management again concluded it was more likely than not that our net deferred tax asset would be realized.  With continuous improvements in credit quality, quarterly earnings for the past ten quarters have closely followed management’s forecast for these periods, excluding the impact of the discretionary sales of classified assets in the second quarter 2013.  The improvement in management’s ability to produce reliable forecasts, continuous and significant improvements in credit quality, and a sustained period of profitability were given appropriate weighting in our analysis, and such evidence was considered sufficient to overcome the weight of the negative evidence related to the significant operating losses in prior years.

In addition to such positive evidence at March 31, 2014, United has also reduced the amount of credit risk inherent in its loan portfolio by reducing its concentration of construction loans and improving its overall loan portfolio diversification.  These changes place United in a strong position to manage through the ongoing weakness in the economy.  United also has a long record of positive earnings and accurate earnings forecasts prior to the recent economic downturn and is currently in a strong capital position.  Effective in the first quarter of 2014, based on a rolling twelve quarters, United is no longer in a three-year cumulative loss position which had previously been considered a significant piece of negative evidence.

Management expects to generate higher levels of future taxable income and believes this will allow for full utilization of United’s net operating loss carryforwards within five to seven years, which is well within the statutory carryforward periods.  In determining whether management’s projections of future taxable income are reliable, management considered objective evidence supporting the forecast assumptions as well as recent experience demonstrating management’s ability to reasonably project future results of operations.  Further, while the banking environment is expected to remain challenging due to economic and other uncertainties, management believes that it can confidently forecast future taxable income at sufficient levels over the future period of time that United has available to realize its March 31, 2014 deferred tax asset.

As of February 22, 2011, United adopted a tax benefits preservation plan designed to protect its ability to utilize its substantial tax assets.  Those tax assets include net operating losses that it could utilize in certain circumstances to offset taxable income and reduce its federal income tax liability and the future tax benefits from potential net unrealized built-in losses.  United’s ability to use its tax benefits would be substantially limited if it were to experience an ownership change as defined under Section 382 of the Internal Revenue Code.  In general, an ownership change would occur if United’s “5-percent shareholders,” as defined under Section 382, collectively increase their ownership in United by more than 50% over a rolling three-year period.  The tax benefits preservation plan was designed to reduce the likelihood that United will experience an ownership change by discouraging any person or group from becoming a beneficial owner of 4.99% or more of United’s common stock then outstanding.  The tax benefits preservation plan expired in the first quarter of 2014.

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of income tax computed by applying the statutory federal income tax rate to income before income taxes, can be found in Note 17 to the consolidated financial statements filed with United’s Annual Report on Form 10-K for the year ended December 31, 2013.

Balance Sheet Review

Total assets at March 31, 2014, December 31, 2013 and March 31, 2013 were $7.40 billion, $7.43 billion and $6.85 billion, respectively.  Average total assets for the first quarter of 2014 were $7.38 billion, up from $6.83 billion in the first quarter of 2013.

The following table presents a summary of the loan portfolio.

Table 6 - Loans Outstanding (excludes loans covered by loss share agreement)
(in thousands)
	March 31,	December 31,	March 31,
	2014	2013	2013
By Loan Type
Commercial (secured by real estate)	$1,765,621	$1,756,710	$1,804,030
Commercial & industrial	495,178	471,961	453,764
Commercial construction	148,454	148,903	152,410
Total commercial	2,409,253	2,377,574	2,410,204
Residential mortgage	866,615	875,077	849,802
Home equity lines of credit	446,705	440,887	396,173
Residential construction	317,749	328,579	371,733
Consumer installment	106,991	111,045	110,796
Indirect auto	208,395	196,104	54,852
Total loans	$4,355,708	$4,329,266	$4,193,560

As a percentage of total loans:
Commercial (secured by real estate)	41%	41%	43%
Commercial & industrial	12	11	11
Commercial construction	3	3	3
Total commercial	56	55	57
Residential mortgage	20	20	20
Home equity lines of credit	10	10	10
Residential construction	7	8	9
Consumer installment	2	3	3
Indirect auto	5	4	1
Total	100%	100%	100%

By Geographic Location
North Georgia	$1,204,672	$1,240,234	$1,362,479
Atlanta MSA	1,289,630	1,275,139	1,262,109
North Carolina	563,317	571,971	575,063
Coastal Georgia	424,654	423,045	398,047
Gainesville MSA	261,616	254,655	259,385
East Tennessee	272,493	279,587	281,625
South Carolina / Corporate	130,931	88,531	—
Other (Indirect Auto)	208,395	196,104	54,852
Total loans	$4,355,708	$4,329,266	$4,193,560

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, Tennessee and South Carolina, including customers who have a seasonal residence in United’s market areas.  More than 80% of the loans are secured by real estate.  At March 31, 2014, total loans, excluding loans that are covered by loss sharing agreements with the FDIC, were $4.36 billion, an increase of $162 million, or 4%, from March 31, 2013.  Despite the weak economy and lagging loan demand, United has continued to pursue lending opportunities.  Home equity loans increased primarily due to a successful home equity line promotion that has gained traction in United’s footprint and residential mortgage loans increased due to a low closing cost mortgage product that began being offered in the first quarter of 2013.  Indirect auto loans have increased due to additional purchases of loan pools for this portfolio.  United also had an increase in commercial and industrial loan production during the first quarter of 2014.

Asset Quality and Risk Elements

United manages asset quality and controls credit risk through review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices.  United’s credit administration function is responsible for monitoring asset quality and Board-approved portfolio limits, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures among all of the community banks.  Additional information on the credit administration function is included in Item 1 under the heading Loan Review and Nonperforming Assets in United’s Annual Report on Form 10-K for the year ended December 31, 2013.

United classifies performing loans as “substandard” when there are well-defined weaknesses that jeopardize the repayment by the borrower and there is a distinct possibility that United could sustain some loss if the deficiency is not corrected.

United’s home equity lines generally require the payment of interest only for a set period after origination.  After this initial period, the outstanding balance begins amortizing and requires the payment of both principal and interest.  At March 31, 2014, December 31, 2013 and March 31, 2013, the funded portion of home equity lines totaled $447 million, $441 million, and $396 million, respectively.

Approximately 3% of the home equity loans at March 31, 2014 were amortizing.  Of the $447 million in balances outstanding at March 31, 2014, $282 million, or 63%, were first liens.  At March 31, 2014, 60% of the total available home equity lines were drawn upon.

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

The table below presents performing substandard loans for the last five quarters.

Table 7 - Performing Substandard Loans
(dollars in thousands)
	March 31,	December 31,	September 30,	June 30,	March 31,
	2014	2013	2013	2013	2013
By Category
Commercial (secured by real estate)	$84,325	$77,725	$75,542	$78,750	$128,120
Commercial & industrial	8,141	9,589	10,342	11,458	20,320
Commercial construction	5,281	16,758	16,911	15,766	18,462
Total commercial	97,747	104,072	102,795	105,974	166,902
Residential mortgage	43,572	44,022	45,493	43,874	53,994
Home equity	7,662	7,967	7,679	7,348	10,109
Residential construction	12,977	14,104	15,552	16,631	37,882
Consumer installment	2,310	2,538	2,147	2,505	2,794
Indirect auto	597	—	—	—	—
Total	$164,865	$172,703	$173,666	$176,332	$271,681
By Market
North Georgia	$69,584	$69,510	$74,456	$68,272	$107,798
Atlanta MSA	32,008	43,171	44,650	48,574	74,064
North Carolina	21,735	18,954	20,768	23,440	30,391
Coastal Georgia	18,354	18,561	10,729	8,391	17,496
Gainesville MSA	14,911	14,916	14,820	19,734	28,514
East Tennessee	7,676	7,591	8,243	7,921	13,418
South Carolina / Corporate	—	—	—	—	—
Indirect auto	597	—	—	—	—
Total loans	$164,865	$172,703	$173,666	$176,332	$271,681

At March 31, 2014, performing substandard loans totaled $165 million and decreased $7.84 million from the prior quarter-end, and decreased $107 million from a year ago.  The decrease from the second quarter of 2013 reflects a general declining trend and the decrease from a year ago also reflects the second quarter 2013 classified asset sales.  Performing substandard loans had been on a downward trend as credit conditions have continued to improve as problem credits are resolved.

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

The following table presents a summary of the changes in the allowance for loan losses for the three months ended March 31, 2014 and 2013.

Table 8 - Allowance for Loan Losses
(in thousands)
	Three Months Ended March 31,
	2014	2013
Allowance for loan losses at beginning of period	$76,762	$107,137
Charge-offs:
Commercial (secured by real estate)	572	5,454
Commercial & industrial	963	1,823
Commercial construction	—	45
Residential mortgage	1,581	1,797
Home equity lines of credit	1,003	559
Residential construction	304	2,982
Consumer installment	676	665
Indirect auto	77	42
Total loans charged-off	5,176	13,367
Recoveries:
Commercial (secured by real estate)	89	211
Commercial & industrial	541	322
Commercial construction	—	49
Residential mortgage	66	162
Home equity lines of credit	10	47
Residential construction	93	9
Consumer installment	327	181
Indirect auto	11	2
Total recoveries	1,137	983
Net charge-offs	4,039	12,384
Provision for loan losses	2,500	11,000
Allowance for loan losses at end of period	$75,223	$105,753
Allowance for unfunded commitments at beginning of period	$2,165	$—
Provision for losses on unfunded commitments	—	—
Allowance for unfunded commitments at end of period	2,165	—
Allowance for credit losses	$77,388	$105,753
Total loans: *
At period-end	$4,355,708	$4,193,560
Average	4,335,724	4,166,225
Allowance for loan losses as a percentage of period-end loans	1.73%	2.52%
As a percentage of average loans (annualized):
Net charge-offs	.38	1.21
Provision for loan losses	.23	1.07
Allowance for loan losses as a percentage of non-performing loans	298	110
* Excludes loans covered by loss sharing agreements with the FDIC

The provision for credit losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at a level appropriate to probable incurred losses in the loan portfolio at the balance sheet date.  The amount each quarter is dependent upon many factors, including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and other macro-economic factors and trends.  The evaluation of these factors is performed quarterly by management through an analysis of the appropriateness of the allowance for loan losses.  The decreases in the provision and the level of the allowance for loan losses compared to the previous periods reflects stabilizing trends in substandard loans, leading to an expectation that charge-off levels will continue to decline.  Further, the declining balance of the allowance for loan losses over the last several quarters reflects an overall improving trend in credit quality of the loan portfolio.  A general improvement in economic conditions in United’s market also contributed to the lower level of provision and allowance for loan losses.

The allowance for credit losses, which includes a portion related to unfunded commitments, totaled $77.4 million at March 31, 2014, compared with $78.9 million at December 31, 2013, and $106 million at March 31, 2013.  At March 31, 2014, the allowance for loan losses was $75.2 million, or 1.73% of loans, compared with $76.8 million, or 1.77% of total loans, at December 31, 2013 and $106 million, or 2.52% of loans, at March 31, 2013.

Management believes that the allowance for loan losses at March 31, 2014 reflects the probable incurred losses in the loan portfolio and unfunded loan commitments.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for credit losses cannot be determined with precision and may be subject to change in future periods.  The amount of any changes could be significant if management’s assessment of loan quality or collateral values change substantially with respect to one or more loan relationships or portfolios. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for credit losses in future periods if, in their opinion, the results of their review warrant such additions.  See the “Critical Accounting Policies” section for additional information on the allowance for loan losses.

Nonperforming Assets

The table below summarizes nonperforming assets, excluding assets covered by the loss-sharing agreements with the FDIC.  Those assets have been excluded from nonperforming assets, as the loss-sharing agreements with the FDIC and purchase price adjustments to reflect credit losses effectively eliminate the likelihood of recognizing any losses on the covered assets.

Table 9 - Nonperforming Assets
(in thousands)
	March 31,	December 31,	March 31,
	2014	2013	2013
Nonperforming loans	$25,250	$26,819	$96,006
Foreclosed properties (OREO)	5,594	4,221	16,734
Total nonperforming assets	$30,844	$31,040	$112,740
Nonperforming loans as a percentage of total loans	.58%	.62%	2.29%
Nonperforming assets as a percentage of total loans and OREO	.71	.72	2.68
Nonperforming assets as a percentage of total assets	.42	.42	1.65

At March 31, 2014, nonperforming loans were $25.3 million compared to $26.8 million at December 31, 2013 and $96.0 million at March 31, 2013.  Nonperforming loans have steadily decreased in dollar amount and as a percentage of total loans following the classification of United’s largest lending relationship in the third quarter of 2011.  In addition, the second quarter of 2013 sales of classified assets, which included United’s largest lending relationship, further reduced nonperforming assets. Nonperforming assets, which include nonperforming loans and foreclosed real estate, totaled $30.8 million at March 31, 2014 compared with $31.0 million at December 31, 2013 and $113 million at March 31, 2013.  United sold $3.24 million of foreclosed properties during the first quarter of 2014; however, these sales of foreclosed properties were offset by $4.37 million in new foreclosures for the quarter.

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

The following table summarizes nonperforming assets by category and market.  As with Tables 6, 7, 8 and 9, assets covered by the loss-sharing agreements with the FDIC related to the acquisition of Southern Community Bank (“SCB”) are excluded from this table.

Table 10 - Nonperforming Assets by Quarter (1)
(in thousands)
	March 31, 2014			December 31, 2013			March 31, 2013
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Commercial (sec. by RE)	$5,146	$2,812	$7,958	$8,340	$832	$9,172	$17,304	$5,584	$22,888
Commercial & industrial	822	—	822	427	—	427	29,545	—	29,545
Commercial construction	479	—	479	361	—	361	22,359	3,027	25,386
Total commercial	6,447	2,812	9,259	9,128	832	9,960	69,208	8,611	77,819
Residential mortgage	13,307	2,146	15,453	11,731	2,684	14,415	10,901	3,463	14,364
Home equity	1,106	362	1,468	1,447	389	1,836	916	—	916
Residential construction	3,805	274	4,079	4,264	316	4,580	14,592	4,660	19,252
Consumer installment	291	—	291	249	—	249	389	—	389
Indirect auto	294	—	294	—	—	—	—	—	—
Total NPAs	$25,250	$5,594	$30,844	$26,819	$4,221	$31,040	$96,006	$16,734	$112,740
Balance as a % of
Unpaid Principal	65.8%	53.9%	63.2%	65.3%	44.5%	61.4%	66.3%	45.0%	62.0%
BY MARKET
North Georgia	$12,166	$2,058	$14,224	$12,352	$2,494	$14,846	$63,210	$6,616	$69,826
Atlanta MSA	2,916	904	3,820	2,830	684	3,514	17,380	3,524	20,904
North Carolina	6,501	866	7,367	6,567	683	7,250	8,519	2,533	11,052
Coastal Georgia	800	1,607	2,407	2,342	173	2,515	3,523	1,449	4,972
Gainesville MSA	1,145	—	1,145	928	—	928	911	370	1,281
East Tennessee	1,428	159	1,587	1,800	187	1,987	2,463	2,242	4,705
South Carolina	—	—	—	—	—	—	—	—	—
Indirect auto	294	—	294	—	—	—	—	—	—
Total NPAs	$25,250	$5,594	$30,844	$26,819	$4,221	$31,040	$96,006	$16,734	$112,740

(1) Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.

Nonperforming assets in the residential construction category were $4.08 million at March 31, 2014, compared with $19.3 million at March 31, 2013, a decrease of $15.2 million, or 79%.  Commercial nonperforming assets decreased from $77.8 million at March 31, 2013 to $9.26 million at March 31, 2014.  Residential mortgage nonperforming assets of $15.5 million increased $1.09 million from March 31, 2013.  The second quarter of 2013 classified asset sales contributed to the decreases in most categories of nonperforming assets.

At March 31, 2014, December 31, 2013, and March 31, 2013, United had $85.9 million, $87.0 million and $159 million, respectively, in loans with terms that have been modified in troubled debt restructurings (“TDRs”).  Included therein were $7.98 million, $8.25 million and $32.8 million, respectively, of TDRs that were not performing in accordance with their modified terms and were included in nonperforming loans.  The remaining TDRs with an aggregate balance of $77.9 million, $78.7 million and $126 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At March 31, 2014, December 31, 2013 and March 31, 2013, there were $105 million, $115 million and $231 million, respectively, of loans classified as impaired under the definition outlined in the Accounting Standards Codification, including TDRs which are by definition considered impaired.  Included in impaired loans at March 31, 2014, December 31, 2013 and March 31, 2013 was $30.7 million, $38.9 million and $122 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value.  The balance of impaired loans at March 31, 2014, December 31, 2013 and March 31, 2013 of $74.4 million, $75.7 million and $108 million, respectively, had specific reserves that totaled $8.40 million, $6.02 million and $12.0 million, respectively.  The average recorded investment in impaired loans for the first quarters of 2014 and 2013 was $108 million and $236 million, respectively.  For the three months ended March 31, 2014, United recognized $1.22 million in interest revenue on impaired loans compared to $1.83 million for the same period of the prior year.  United’s policy is to discontinue the recognition of interest revenue for loans classified as impaired under ASC 310-10-35, Receivables, when a loan meets the criteria for nonaccrual status.  Impaired loans decreased 54% from March 31, 2013 to March 31, 2014, primarily due to the second quarter 2013 classified asset sales.

The table below summarizes activity in nonperforming assets by quarter.  Assets covered by loss sharing agreements with the FDIC, related to the acquisition of SCB, are not included in this table.

Table 11 - Activity in Nonperforming Assets
(in thousands)
	First Quarter 2014 (1)			First Quarter 2013(1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$26,819	$4,221	$31,040	$109,894	$18,264	$128,158
Loans placed on non-accrual	9,303	—	9,303	9,665	—	9,665
Payments received	(1,666)	—	(1,666)	(6,809)	—	(6,809)
Loan charge-offs	(4,839)	—	(4,839)	(10,456)	—	(10,456)
Foreclosures	(4,367)	4,367	—	(6,288)	6,288	—
Capitalized costs	—	—	—	—	54	54
Property sales	—	(3,238)	(3,238)	—	(6,726)	(6,726)
Write downs	—	(277)	(277)	—	(1,041)	(1,041)
Net losses on sales	—	521	521	—	(105)	(105)
Ending Balance	$25,250	$5,594	$30,844	$96,006	$16,734	$112,740

(1)  Excludes non-performing loans and foreclosed properties covered by the loss-sharing agreement with the FDIC, related to the acquisition of SCB.

Foreclosed property is initially recorded at fair value, less estimated costs to sell.  If the fair value, less estimated costs to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses.  If the lesser of fair value, less estimated costs to sell or the listed selling price, less the costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property expense.  When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property.  Financed sales of foreclosed property are accounted for in accordance with ASC 360-20, Real Estate Sales.  For the first quarter of 2014, United transferred $4.37 million of loans into foreclosed property through foreclosures.  During the same period, proceeds from sales of foreclosed property were $3.24 million, which includes $821,000 in sales that were financed by United.

Investment Securities

The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue.  The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowings, including repurchase agreements.  Total investment securities at March 31, 2014 increased $162 million from a year ago.

At March 31, 2014, December 31, 2013 and March 31, 2013, United had securities held-to-maturity with a carrying amount of $465 million, $480 million, and $231 million, respectively, and securities available-for-sale totaling $1.84 billion, $1.83 billion, and $1.91 billion, respectively. At March 31, 2014, December 31, 2013, and March 31, 2013, the securities portfolio represented approximately 31% of total assets.

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

Management evaluates its securities portfolio each quarter to determine if any security is considered to be other than temporarily impaired.  In making this evaluation, management considers its ability and intent to hold securities to recover current market losses.  Losses on United’s fixed income securities at March 31, 2014 primarily reflect the effect of changes in interest rates.  United did not recognize any other than temporary impairment losses on its investment securities during the first quarters of 2014 or 2013.

At March 31, 2014, December 31, 2013 and March 31, 2013, 39%, 41% and 34%, respectively, of the securities portfolio was invested in floating-rate securities or fixed-rate securities that were swapped to floating rates in order to manage exposure to rising interest rates.

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

Total customer deposits, excluding brokered deposits, as of March 31, 2014 were $5.78 billion, an increase of $83.4 million from March 31, 2013.  Total core deposits (demand, NOW, money market and savings deposits, excluding public funds deposits) of $3.57 billion increased $278 million, or 8%, from a year ago, due to the success of core deposit programs.

Total time deposits, excluding brokered deposits, as of March 31, 2014 were $1.41 billion, down $298 million from March 31, 2013.  Time deposits less than $100,000 totaled $833 million, a decrease of $186 million, or 18%, from a year ago.  Time deposits of $100,000 and greater totaled $573 million as of March 31, 2014, a decrease of $112 million, or 16%, from March 31, 2013.  United continued to offer low rates on certificates of deposit, allowing balances to decline as United’s funding needs declined due to weak loan demand and a shift to lower cost transaction account deposits.

Brokered deposits totaled $470 million as of March 31, 2014, an increase of $138 million from a year ago.  United has actively added long-term deposits to diversify our funding base.  These are typically swapped to LIBOR minus a spread, which achieves low cost funding within our interest rate risk parameters.

Wholesale Funding

The Bank is a shareholder in the Federal Home Loan Bank of Atlanta (“FHLB”).  Through this affiliation, FHLB secured advances totaled $50.1 million, $120 million and $125,000, respectively, as of March 31, 2014, December 31, 2013 and March 31, 2013.  United anticipates continued use of this short and long-term source of funds.  Additional information regarding FHLB advances is provided in Note 12 to the consolidated financial statements included in United’s Annual Report on Form 10-K for the year ended December 31, 2013.

At March 31, 2014, December 31, 2013 and March 31, 2013, United had $123 million, $53.2 million and $52.0 million, respectively, in other short-term borrowings outstanding.  Included in the balance at March 31, 2014 was $40 million in balances outstanding on United’s holding company line of credit.  United takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of short-term borrowings, such as FHLB advances and brokered deposits.

Contractual Obligations

There have not been any material changes to United’s contractual obligations since December 31, 2013.

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

One of the tools management uses to estimate and manage the sensitivity of net interest revenue to changes in interest rates is an asset/liability simulation model.  Resulting estimates are based upon a number of assumptions for each scenario, including loan and deposit re-pricing characteristics and the rate of prepayments.  ALCO periodically reviews the assumptions for accuracy based on historical data and future expectations; however, actual net interest revenue may differ from model results.  The primary objective of the simulation model is to measure the potential change in net interest revenue over time using multiple interest rate scenarios.  The base scenario assumes rates remain flat and is the scenario to which all others are compared in order to measure the change in net interest revenue.  Policy limits are based on immediate rate shock scenarios, as well as gradually rising and falling rate scenarios, which are all compared to the base scenario.  Another commonly analyzed scenario is a most-likely scenario that projects the expected change in rates based on the slope of the forward yield curve.  Other scenarios analyzed may include delayed rate shocks, yield curve steepening or flattening, or other variations in rate movements.  While the primary policy scenarios focus on a twelve month time frame, longer time horizons are also modeled.  All policy scenarios assume a static balance sheet.

United’s policy is based on the 12-month impact on net interest revenue of interest rate shocks and ramps that increase or decrease from 100 to 400 basis points from the base scenario.  In the shock scenarios, rates immediately change the full amount at the scenario onset.  In the ramp scenarios, rates change by 25 basis points per month.  United’s policy limits the change in net interest revenue over the first 12 months to a 5% decrease for each 100 basis point change in the increasing and decreasing rate ramp and shock scenarios.  Historically low rates on March 31, 2014 and 2013 made use of the down scenarios problematic.  The following table presents United’s interest sensitivity position at March 31, 2014 and 2013.

Table 12 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at March 31,
	2014		2013
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	5.8	5.6%	2.9%	3.9%
25 basis point decrease	(2.0)	(2.0)	(1.4)	(1.4)

Interest rate sensitivity is a function of the re-pricing characteristics of the portfolio of assets and liabilities.  These re-pricing characteristics are the time frames within which the interest-earning assets and interest-bearing liabilities are subject to change in interest rates either at replacement, re-pricing or maturity during the life of the instruments.  Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their re-pricing characteristics during periods of changes in market interest rates.  Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates on a net basis within an acceptable timeframe, thereby minimizing the effect of interest rate changes on net interest revenue.

United may have some discretion in the extent and timing of deposit re-pricing depending upon the competitive pressures in the markets in which it operates.  Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity.  The interest rate spread between an asset and its supporting liability can vary significantly even when the timing of re-pricing for both the asset and the liability remains the same, due to the two instruments re-pricing according to different indices.  This is commonly referred to as basis risk.

In order to manage interest rate sensitivity, United periodically enters into off-balance sheet contracts that are considered derivative financial instruments.  Derivative financial instruments can be a cost-effective and capital-effective means of modifying the re-pricing characteristics of on-balance sheet assets and liabilities.  These contracts generally consist of interest rate swaps under which United pays a variable rate (or fixed rate, as the case may be) and receives a fixed rate (or variable rate, as the case may be).

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

The following table presents United’s outstanding derivative positions at March 31, 2014.

Table 13 - Derivative Financial Instruments
(in thousands)

	Number of			Fair Value (F)
Type of Instrument	Contracts	Notional	Purpose	Asset	Liability
Fair value hedges of fixed rate brokered deposit (accounting hedge)
Receive fixed cancellable swaps (1)	16	$199,000	Low cost funding	$—	$14,119
Fair value hedges of fixed rate corporate bonds (accounting hedge)
Pay fixed swaps (2)	8	86,000	Protection from rising interest rates	2,655	2,729
Cash flow hedges of floating rate borrowings (accounting hedge)
Pay fixed swaps (3)	3	200,000	Protection from rising interest rates	—	3,650
Cash flow hedges of LIBOR indexed money market deposits (accounting hedge)
Pay fixed swaps (4)	3	375,000	Protection from rising interest rates	2,971	678
Customer swap positions
Receive fixed swaps (5)	55	173,663	Provide customer with fixed rate loan	1,359	825
Dealer offset to customer swap positions
Pay fixed swaps (5)	55	173,663	Protection from rising interest rates	825	1,377
Bifurcated derivatives embedded in hybrid host instruments
Pay steepener rate cancellable swap (6)	3	99,000	Low cost funding	13,753	—
Interest rate swaps not designated as accounting hedges
Receive steepener rate cancellable swap (6)	3	101,500	Low cost funding	—	18,931
		$1,407,826		$21,563	$42,309

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

From time to time, United will terminate swap or floor positions when conditions change and the position is no longer necessary to manage United’s overall sensitivity to changes in interest rates.  In those situations where the terminated contract was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the contract, the resulting gain or loss is amortized over the remaining life of the original contract.  For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization.  In addition, United’s forward starting active cash flow hedges of floating rate liabilities have become or will begin to become effective over the next twelve months.  United expects that $5.02 million will be reclassified as an increase to deposit interest expense over the next twelve months related to these cash flow hedges.

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

Liquidity Management

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs and to take advantage of revenue producing opportunities as they arise.  While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of United to maintain a sufficient level of liquidity in all expected economic environments.  To assist in determining the adequacy of its liquidity, United performs a variety of liquidity stress tests including idiosyncratic, systematic and combined scenarios for both moderate and sever events.  Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management involves maintaining United’s ability to meet the daily cash flow requirements of the Bank’s customers, both depositors and borrowers.  United maintains a unencumbered liquid asset reserve to ensure its ability to meet its obligations.  The size of the reserve is determined through severe liquidity stress testing and covers a 30 day period.

In addition, because United is a separate entity and apart from the Bank, it must provide for its own liquidity.  United is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities.  United currently has internal capital resources to meet these obligations.  Substantially all of United’s liquidity is obtained from subsidiary service fees and dividends from the Bank, which are limited by applicable law.  In recent years, when the bank was unable to pay dividends to United, liquidity was obtained from external sources (debt and equity issuances) to meet its needs.  United has committed in its Risk Appetite Statement to maintaining a cash reserve to cover a minimum of 18 months of cash operating needs at the holding company.

Two key objectives of asset/liability management are to provide for adequate liquidity in order to meet the needs of customers and to maintain an optimal balance between interest-sensitive assets and interest-sensitive liabilities to optimize net interest revenue.  Daily monitoring of the sources and uses of funds is necessary to maintain a position that meets both requirements.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities, as well as the ability to use these as collateral for borrowings on a secured basis.  We also maintain excess funds in short-term interest-bearing assets that provide additional liquidity.  Mortgage loans held for sale totaled $10.9 million at March 31, 2014, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market.

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

At March 31, 2014, United had cash and cash equivalent balances of $213 million and had sufficient qualifying collateral to increase FHLB advances by $959 billion and Federal Reserve discount window capacity of $651 million.  United also has the ability to raise substantial funds through brokered deposits.  In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.

As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $27.0 million for the three months ended March 31, 2014.  The net income of $15.4 million for the three month period included the deferred income tax expense of $9.78 million, and non-cash expenses for the following: provision for loan losses of $2.5 million and depreciation, amortization and accretion of $4.93 million.  In addition, other assets decreased $6.61 million.  Mortgage loans held for sale increased $614,000.  Net cash provided by investing activities of $22.0 million consisted primarily of proceeds from sales, maturities and calls of securities of $225 million, and proceeds from sales of foreclosed properties of $2.4 million partially offset by a $34.0 million increase in loans and purchases of investment securities totaling $173 million.  Net cash used in financing activities of $64.5 million consisted primarily of $122 million in payments to redeem preferred stock and a $70 million net decrease in FHLB advances.  This was partially offset by a $46.0 million increase in deposits, a $69.8 increase in short-term borrowings, and $12.2 million from the issuance of common stock.  In the opinion of management, United’s liquidity position at March 31, 2014, was sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

Shareholders’ equity at March 31, 2014 was $704 million, a decrease of $92.0 million from December 31, 2013.  Accumulated other comprehensive loss, which includes unrealized gains and losses on securities available-for-sale, the unrealized gains and losses on derivatives qualifying as cash flow hedges and unamortized prior service cost and actuarial gains and losses on United’s modified retirement plan, is excluded in the calculation of regulatory capital adequacy ratios.  Excluding the change in the accumulated other comprehensive income, shareholders’ equity decreased $93.1 million from December 31, 2013.

United accrued $159,000 and $280,000, respectively, in dividends, including accretion of discounts, on Series B and Series D preferred stock in the first quarter of 2014.  As of March 31, 2014, United no longer had any preferred stock outstanding.

On December 27, 2013, United redeemed $75 million of its $180 million in outstanding Series B Preferred Stock.  The redemption price for shares of the Series B Preferred Stock called for redemption was the stated liquidation value of $1,000 per share, plus any accrued and unpaid dividends that had been earned thereon to, but not including, the redemption date.  The remaining $105 million of United’s Series B Preferred Stock was redeemed on January 10, 2014 on comparable terms.  United funded both redemptions by utilizing cash on hand, cash dividends from the Bank and short-term debt.  On March 3, 2014, United redeemed all of its outstanding $16.6 million in Series D Preferred Stock for $16.6 million.

In 2010, United granted a warrant to Fletcher to purchase common stock equivalent junior preferred stock that would be convertible into 1,411,765 common shares, exercisable at a price equivalent to $21.25 per share (the “Warrant”).  United has received purported partial warrant exercise notices from Fletcher with respect to the Warrant that include incorrect calculations of the number of settlement shares Fletcher would receive upon exercise.  On June 17, 2011, United completed a reclassification of its common stock in the form of 1-for-5 reverse stock split, or recombination.  United believes that any current exercise of the Warrant would not result in the issuance of any settlement shares because the Warrant may only be exercised for net shares via a cashless exercise formula, and the reverse stock split-adjusted market price component of that formula does not exceed the exercise price to yield any net shares.  United responded to Fletcher with United’s calculations related to the Warrant.

On March 5, 2014, United announced that it and the Chapter 11 Trustee for Fletcher had agreed to settle all potential claims and counterclaims between them relating to or arising out of (i) their dispute concerning their respective rights and obligations under the Warrant and a Securities Purchase Agreement, dated April 1, 2010, between United and Fletcher (the “Securities Purchase Agreement”), and (ii) an Asset Purchase Agreement, dated April 1, 2010, between Fletcher International, Inc. and its affiliates (which are separate related entities of Fletcher not under its control) and United (the “Asset Purchase Agreement”). The transactions contemplated by the Securities Purchase Agreement, the Warrant and the Asset Purchase Agreement are referred to herein collectively as the “2010 Transactions”.  United believes that the Fletcher settlement will finally resolve all remaining claims by Fletcher related to the 2010 Transactions and will terminate the warrants and all contractual obligations of United to Fletcher with respect to the 2010 Transactions.

Pursuant to the settlement, United has agreed to deliver 640,000 shares of its common stock and cash that, together with the common stock, will have a combined fair value of $12 million for the repurchase of the Warrant and to resolve all claims by Fletcher.  The settlement amount was the approximate fair value of the Warrant at the time the settlement terms were agreed upon.

On March 25, 2014, the Company completed the sale of 640,000 shares of common stock and received approximately $12.2 million in net proceeds after discounts and expenses.  The settlement agreement and the transactions contemplated thereby have been approved by the bankruptcy court but remain subject to an appeal.

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

Under the risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories based on the obligor, or the guarantor, if relevant, or the nature of the collateral.  The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with the category.  The resulting weighted values from each of the risk categories are added together, and generally this sum is the company’s total risk weighted assets.  Risk-weighted assets for purposes of United’s capital ratios are calculated under these guidelines.

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

The following table shows United’s capital ratios, as calculated under regulatory guidelines, at March 31, 2014, December 31, 2013 and March 31, 2013.

Table 14 - Capital Ratios
(dollars in thousands)
	Regulatory Guidelines		United Community Banks, Inc. (Consolidated)			United Community Bank
		Well	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	Minimum	Capitalized	2014	2013	2013	2014	2013	2013
Risk-based ratios:
Tier I capital	4.0%	6.0%	11.05%	12.74%	14.31%	12.64%	13.55%	14.72%
Total capital	8.0	10.0	12.30	13.99	15.87	13.90	14.80	15.98
Leverage ratio	3.0	5.0	7.96	9.08	9.71	9.07	9.61	10.00

Tier I capital			$571,418	$649,162	$663,415	$650,609	$686,687	$681,843
Total capital			636,236	713,063	735,965	715,089	750,216	740,329

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”.  Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2014 and 2013.

Table 15 - Stock Price Information

	2014				2013
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume
First quarter	$20.28	$15.74	$19.41	494,205	$11.57	$9.59	$11.34	195,803
Second quarter					12.94	10.15	12.42	184,922
Third quarter					16.04	12.15	14.99	341,270
Fourth quarter					18.56	14.82	17.75	421,948

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

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of March 31, 2014 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2013.  The interest rate sensitivity position at March 31, 2014 is included in management’s discussion and analysis on page 53 of this report.

Item 4.     Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of United’s disclosure controls and procedures as of March 31, 2014.  Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 1A.   Risk Factors

There have been no material changes from the risk factors previously disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.      Defaults upon Senior Securities – None

Item 4.      Mine Safety Disclosures – None

Item 5.      Other Information – None

Item 6.                      Exhibits

Exhibit No.	Description

10.1	Form of Stock Option Award Agreement (Incentive Stock Option).

10.2	Form of Stock Option Award Agreement (Incentive Stock Option – Key Employee).

10.3	Form of Stock Option Award Agreement (Nonqualified Stock Option).

10.4	Form of Stock Option Award Agreement (Nonqualified Stock Option – Key Employee).

10.5	Form of Restricted Stock Unit Award Agreement.

10.6	Form of Restricted Stock Unit Award Agreement (Key Employee).

10.7	Form of Restricted Stock Unit Award Agreement (Key Employee – Retirement Eligible).

10.8	Form of Change in Control Severance Agreement.

31.1	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 9, 2014

