Form 10-Q/A
period 2014-03-31
UNITED COMMUNITY BANKS INC
filed 2014-05-12
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

United Community Banks, Inc. (“United”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on May 9, 2014, for the sole purpose of furnishing, in accordance with Rule 405 of Regulation S-T, certain information formatted in XBRL (eXtensible Business Reporting Language) that was omitted from Note 5 – Loans and Allowance for Loan Losses of the Interactive Data Files contained in Exhibit 101 due to an error on the part of United’s third party financial printer. Such information was included in Note 5 – Loans and Allowance for Loan Losses contained in the body of the Form 10-Q. The sole purpose of this Amendment is to furnish a corrected version of the Interactive Data Files contained in Exhibit 101. This Amendment makes no other changes to the Form 10-Q.

2

Item 6.                      Exhibits

Exhibit No.	Description

10.1**	Form of Stock Option Award Agreement (Incentive Stock Option).

10.2**	Form of Stock Option Award Agreement (Incentive Stock Option – Key Employee).

10.3**	Form of Stock Option Award Agreement (Nonqualified Stock Option).

10.4**	Form of Stock Option Award Agreement (Nonqualified Stock Option – Key Employee).

10.5**	Form of Restricted Stock Unit Award Agreement.

10.6**	Form of Restricted Stock Unit Award Agreement (Key Employee).

10.7**	Form of Restricted Stock Unit Award Agreement (Key Employee – Retirement Eligible).

10.8**	Form of Change in Control Severance Agreement.

31.1**	Certification by Jimmy C. Tallent, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

** Previously Filed

(1)	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934 and otherwise are not subject to liability under those sections.

3

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

Date: May 12, 2014

4