Form 10-Q
period 2014-06-30
UNITED COMMUNITY BANKS INC
filed 2014-08-11
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

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

YES ☐  NO ☒

Common stock, par value $1 per share 50,062,635 shares voting and 10,080,787 shares non-voting outstanding as of July 31, 2014.

1

Part I – Financial Information
Item 1 – Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2014	2013	2014	2013
Interest revenue:
Loans, including fees	$48,261	$50,730	$95,949	$101,665
Investment securities, including tax exempt of $193, $210, $381 and $422	12,165	10,074	23,772	20,018
Deposits in banks and short-term investments	980	916	1,823	1,786
Total interest revenue	61,406	61,720	121,544	123,469
Interest expense:
Deposits:
NOW	411	419	851	873
Money market	757	534	1,320	1,096
Savings	21	36	41	72
Time	2,018	2,950	3,789	6,241
Total deposit interest expense	3,207	3,939	6,001	8,282
Short-term borrowings	908	522	1,748	1,038
Federal Home Loan Bank advances	80	30	138	49
Long-term debt	2,638	2,666	5,272	5,328
Total interest expense	6,833	7,157	13,159	14,697
Net interest revenue	54,573	54,563	108,385	108,772
Provision for credit losses	2,200	48,500	4,700	59,500
Net interest revenue after provision for credit losses	52,373	6,063	103,685	49,272
Fee revenue:
Service charges and fees	8,527	7,972	16,425	15,375
Mortgage loan and other related fees	1,877	3,003	3,231	5,658
Brokerage fees	1,245	1,063	2,422	1,830
Securities gains, net	4,435	—	4,652	116
Loss from prepayment of debt	(4,446)	—	(4,446)	—
Other	2,505	3,905	4,035	5,875
Total fee revenue	14,143	15,943	26,319	28,854
Total revenue	66,516	22,006	130,004	78,126
Operating expenses:
Salaries and employee benefits	24,287	24,734	48,683	48,326
Communications and equipment	3,037	3,468	6,276	6,514
Occupancy	3,262	3,449	6,640	6,816
Advertising and public relations	1,139	1,037	1,765	1,975
Postage, printing and supplies	804	894	1,580	1,757
Professional fees	2,172	2,499	3,599	4,865
Foreclosed property	102	5,151	218	7,484
FDIC assessments and other regulatory charges	1,425	2,505	2,778	5,010
Amortization of intangibles	361	491	748	1,196
Other	3,943	4,595	7,295	8,650
Total operating expenses	40,532	48,823	79,582	92,593
Net income (loss) before income taxes	25,984	(26,817)	50,422	(14,467)
Income tax expense (benefit)	9,627	(256,781)	18,665	(256,196)
Net income	16,357	229,964	31,757	241,729
Preferred stock dividends and discount accretion	—	3,055	439	6,107
Net income available to common shareholders	$16,357	$226,909	$31,318	$235,622
Earnings per common share:
Basic	$.27	$3.90	$.52	$4.05
Diluted	.27	3.90	.52	4.05
Weighted average common shares outstanding:
Basic	60,712	58,141	60,386	58,111
Diluted	60,714	58,141	60,388	58,111

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Comprehensive Income (Unaudited)

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
		Tax			Tax
	Before-tax	(Expense)	Net of Tax	Before-tax	(Expense)	Net of Tax
2014	Amount	Benefit	Amount	Amount	Benefit	Amount
Net income	$25,984	$(9,627)	$16,357	$50,422	$(18,665)	$31,757
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period	11,184	(4,216)	6,968	15,053	(5,657)	9,396
Reclassification adjustment for gains included in net income	(4,435)	1,725	(2,710)	(4,652)	1,817	(2,835)
Net unrealized gains (losses)	6,749	(2,491)	4,258	10,401	(3,840)	6,561
Amortization of gains included in net income on available-for-sale securities transferred to held-to-maturity	409	(154)	255	739	(277)	462
Net unrealized gains	409	(154)	255	739	(277)	462
Amounts reclassified into net income on cash flow hedges	573	(223)	350	670	(261)	409
Unrealized losses on derivative financial instruments accounted for as cash flow hedges	(3,547)	1,380	(2,167)	(6,379)	2,482	(3,897)
Net unrealized losses	(2,974)	1,157	(1,817)	(5,709)	2,221	(3,488)
Net actuarial gain on defined benefit pension plan	—	—	—	296	(115)	181
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	92	(36)	56	183	(71)	112
Net defined benefit pension plan activity	92	(36)	56	479	(186)	293
Total other comprehensive income	4,276	(1,524)	2,752	5,910	(2,082)	3,828
Comprehensive income	$30,260	$(11,151)	$19,109	$56,332	$(20,747)	$35,585
2013
Net (loss) income	$(26,817)	$256,781	$229,964	$(14,467)	$256,196	$241,729
Other comprehensive income (loss):
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding gains (losses) arising during period	(15,358)	5,798	(9,560)	(13,717)	5,177	(8,540)
Reclassification adjustment for gains included in net income	—	—	—	(116)	45	(71)
Adjustment of valuation allowance for the change in deferred taxes arising from unrealized gains and losses on available-for-sale securities and release of valuation allowance	—	(3,526)	(3,526)	—	(2,950)	(2,950)
Net unrealized gains (losses)	(15,358)	2,272	(13,086)	(13,833)	2,272	(11,561)

Amortization of gains included in net income on available-for-sale securities transferred to held-to-maturity	(271)	103	(168)	(590)	227	(363)
Adjustment of valuation allowance for the change in deferred taxes arising from the amortization of gains included in net income (loss) on available-for-sale securities transferred to held-to-maturity and release of valuation allowance	—	1,415	1,415	—	1,293	1,293
Net unrealized losses	(271)	1,518	1,247	(590)	1,520	930
Amounts reclassified into net income on cash flow hedges	(306)	119	(187)	(844)	328	(516)
Unrealized gains on derivative financial instruments accounted for as cash flow hedges	11,672	(4,540)	7,132	12,102	(4,707)	7,395
Adjustment of valuation allowance for the change in deferred taxes arising from unrealized gains and losses and amortization of gains included in net income on cash flow hedges and release of valuation allowance	—	13,740	13,740	—	13,698	13,698
Net unrealized gains	11,366	9,319	20,685	11,258	9,319	20,577
Net actuarial loss on defined benefit pension plan	—	—	—	(415)	161	(254)
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	133	(52)	81	265	(103)	162
Adjustment of valuation allowance for the change in deferred taxes arising from reclassification of unamortized prior service cost and actuarial losses and amortization of prior service cost and actuarial losses and release of valuation allowance	—	110	110	—	—	—
Net defined benefit pension plan activity	133	58	191	(150)	58	(92)
Total other comprehensive income (loss)	(4,130)	13,167	9,037	(3,315)	13,169	9,854
Comprehensive income	$(30,947)	$269,948	$239,001	$(17,782)	$269,365	$251,583

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet (Unaudited)

	June 30,	December 31,	June 30,
(in thousands, except share and per share data)	2014	2013	2013
ASSETS
Cash and due from banks	$91,791	$71,230	$62,564
Interest-bearing deposits in banks	100,270	119,669	141,016
Short-term investments	47,999	37,999	57,000
Cash and cash equivalents	240,060	228,898	260,580
Securities available for sale	1,741,268	1,832,217	1,937,264
Securities held to maturity (fair value $458,864, $485,585 and $226,695)	448,752	479,742	214,947
Mortgage loans held for sale	14,918	10,319	19,150
Loans, net of unearned income	4,410,285	4,329,266	4,189,368
Less allowance for loan losses	(73,248)	(76,762)	(81,845)
Loans, net	4,337,037	4,252,504	4,107,523
Assets covered by loss sharing agreements with the FDIC	3,595	22,882	35,675
Premises and equipment, net	161,614	163,589	167,197
Bank owned life insurance	80,922	80,670	82,276
Accrued interest receivable	19,141	19,598	19,279
Intangible assets	2,731	3,480	4,315
Foreclosed property	2,969	4,221	3,936
Net deferred tax asset	233,149	258,518	272,287
Derivative financial instruments	22,024	23,833	9,017
Other assets	43,886	44,948	29,189
Total assets	$7,352,066	$7,425,419	$7,162,635
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$1,519,635	$1,388,512	$1,349,804
NOW	1,334,883	1,427,939	1,225,664
Money market	1,245,912	1,227,575	1,167,889
Savings	279,203	251,125	247,821
Time:
Less than $100,000	805,289	892,961	982,009
Greater than $100,000	554,310	588,689	664,112
Brokered	424,313	424,704	374,530
Total deposits	6,163,545	6,201,505	6,011,829
Short-term borrowings	76,256	53,241	54,163
Federal Home Loan Bank advances	175,125	120,125	70,125
Long-term debt	129,865	129,865	124,845
Derivative financial instruments	36,545	46,232	29,330
Unsettled securities purchases	7,264	29,562	1,582
Accrued expenses and other liabilities	41,497	49,174	41,458
Total liabilities	6,630,097	6,629,704	6,333,332
Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized;
Series A; $10 stated value; 0, 0 and 21,700 shares issued and outstanding	—	—	217
Series B; $1,000 stated value; 0, 105,000 and 180,000 shares issued and outstanding	—	105,000	179,323
Series D; $1,000 stated value; 0, 16,613 and 16,613 shares issued and outstanding	—	16,613	16,613
Common stock, $1 par value; 100,000,000 shares authorized; 50,058,295, 46,243,345 and 43,356,492 shares issued and outstanding	50,058	46,243	43,356
Common stock, non-voting, $1 par value; 26,000,000 shares authorized; 10,080,787, 13,188,206 and 14,474,810 shares issued and outstanding	10,081	13,188	14,475
Common stock issuable; 314,039, 241,832 and 271,215 shares	4,649	3,930	4,705
Capital surplus	1,091,780	1,078,676	1,057,931
Accumulated deficit	(418,583)	(448,091)	(473,531)
Accumulated other comprehensive loss	(16,016)	(19,844)	(13,786)
Total shareholders’ equity	721,969	795,715	829,303
Total liabilities and shareholders’ equity	$7,352,066	$7,425,419	$7,162,635

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
For the Six Months Ended June 30,

									Accumulated
	Preferred Stock				Non-Voting	Common			Other
(in thousands, except share	Series	Series	Series	Common	Common	Stock	Capital	Accumulated	Comprehensive
and per share data)	A	B	D	Stock	Stock	Issuable	Surplus	Deficit	Income (Loss)	Total
Balance, December 31, 2012	$217	$178,557	$16,613	$42,424	$15,317	$3,119	$1,057,951	$(709,153)	$(23,640)	$581,405
Net income								241,729		241,729
Other comprehensive income									9,854	9,854
Common stock issued to dividend reinvestment plan and employee benefit plans (35,667 shares)				35			348			383
Conversion of non-voting common stock to voting (841,984 shares)				842	(842)					—
Amortization of stock options and restricted stock awards							1,359			1,359
Vesting of restricted stock (50,450 shares issued, 133,914 shares deferred)				50		1,934	(2,161)			(177)
Deferred compensation plan, net, including dividend equivalents						91				91
Shares issued from deferred compensation plan (4,521 shares)				5		(439)	434			—
Preferred stock dividends:
Series A								(6)		(6)
Series B		766						(5,266)		(4,500)
Series D								(835)		(835)
Balance, June 30, 2013	$217	$179,323	$16,613	$43,356	$14,475	$4,705	$1,057,931	$(473,531)	$(13,786)	$829,303
Balance, December 31, 2013	$—	$105,000	$16,613	$46,243	$13,188	$3,930	$1,078,676	$(448,091)	$(19,844)	$795,715
Net income								31,757		31,757
Other comprehensive income									3,828	3,828
Redemption of Series B preferred stock (105,000 shares)		(105,000)								(105,000)
Redemption of Series D preferred stock (16,613 shares)			(16,613)							(16,613)
Cash dividends declared on common stock ($.03 per share)								(1,810)		(1,810)
Common stock issued at market (640,000 shares)				640			11,566			12,206
Common stock issued to dividend reinvestment plan and to employee benefit plans (19,299 shares)				19			309			328
Conversion of non-voting common stock to voting (3,107,419 shares)				3,107	(3,107)					—
Amortization of stock options and restricted stock awards							2,228			2,228
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (40,751 shares issued, 72,797 shares deferred)				41		749	(1,140)			(350)
Deferred compensation plan, net, including dividend equivalents						119				119
Shares issued from deferred compensation plan (7,481 shares)				8		(149)	141			—
Preferred stock dividends:
Series B								(159)		(159)
Series D								(280)		(280)
Balance, June 30, 2014	$—	$—	$—	$50,058	$10,081	$4,649	$1,091,780	$(418,583)	$(16,016)	$721,969

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2014	2013
Operating activities:
Net income	$31,757	$241,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	9,966	14,574
Provision for credit losses	4,700	59,500
Stock based compensation	2,228	1,359
Deferred income tax expense (benefit)	18,716	(258,987)
Securities gains, net	(4,652)	(116)
Loss on prepayment of borrowings	4,446	—
Net (gains) losses on sales of foreclosed property	(362)	5,460
Changes in assets and liabilities:
Other assets and accrued interest receivable	(2,567)	12,872
Accrued expenses and other liabilities	(19,691)	19,487
Mortgage loans held for sale	(4,599)	9,671
Net cash provided by operating activities	39,942	105,549
Investing activities:
Investment securities held-to-maturity:
Proceeds from maturities and calls	31,159	33,141
Purchases	(173)	(4,993)
Investment securities available-for-sale:
Proceeds from sales	390,227	15,751
Proceeds from maturities and calls	111,378	260,967
Purchases	(411,443)	(397,907)
Net increase in loans	(55,199)	(203,903)
Proceeds from note sales	4,561	91,913
Cash paid for acquisition	(31,243)	—
Funds collected from FDIC under loss sharing agreements	2,112	3,714
Proceeds from sales of premises and equipment	2,392	1,547
Purchases of premises and equipment	(1,934)	(4,488)
Proceeds from sale of other real estate	5,877	21,815
Net cash provided by (used in) investing activities	47,714	(182,443)
Financing activities:
Net change in deposits	(37,960)	59,689
Net change in short-term borrowings	18,569	1,589
Proceeds from Federal Home Loan Bank advances	560,000	485,000
Repayment of Federal Home Loan Bank advances	(505,000)	(455,000)
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	328	383
Retirement of preferred stock	(121,613)	—
Issuance of common stock	12,206	—
Cash dividends on common stock	(1,810)	—
Cash dividends on preferred stock	(1,214)	(5,336)
Net cash (used in) provided by financing activities	(76,494)	86,325
Net change in cash and cash equivalents	11,162	9,431
Cash and cash equivalents at beginning of period	228,898	251,149
Cash and cash equivalents at end of period	$240,060	$260,580
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,558	$16,768
Income taxes	2,044	2,355
Unsettled securities purchases	7,264	1,582
Transfers of loans to foreclosed property	6,054	15,721

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

Note 2 –Accounting Standards Updates and Recently Adopted Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers.  This ASU provides guidance on the recognition of revenue from contracts with customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and will be applied retrospectively either to each prior reporting period or with a cumulative effect recognized at the date of initial application.  United is in the process of evaluating this guidance, but its effect on United’s financial condition or results of operations is not expected to be material.

In June 2014, FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings and Disclosures.  This ASU changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting.  For repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting.  The ASU also requires new disclosures for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions.  The Update is effective for the first interim or annual period beginning after December 15, 2014.  United is currently evaluating the guidance’s impact on its financial position, results of operation and disclosures.

 In June 2014, FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition and should not be reflected in estimating the grant-date fair value of the award.  The standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  This guidance is not expected to have a material impact on United’s financial position, results of operations or disclosures.

Note 3 – Acquisition

On June 26, 2014, United completed the acquisition of substantially all of the assets of Business Carolina, Inc., a specialty SBA/USDA lender headquartered in Columbia, South Carolina.  United is still in the process of determining the values of the assets acquired.  On the closing date, United paid $31.2 million in cash for loans of $26.2 million, accrued interest of $83,000, servicing rights of $2.13 million and premises and equipment of $2.84 million.  Final settlement, which is not expected to be materially different from the initial settlement, is scheduled to occur within 60 days of closing. United has not identified any material separately identifiable intangible assets resulting from the acquisition.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 4 – Balance Sheet Offsetting

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

The following table presents a summary of amounts outstanding under reverse repurchase agreements and derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements as of June 30, 2014, December 31, 2013 and June 30, 2013 (in thousands).

		Gross
	Gross	Amounts		Gross Amounts not Offset
	Amounts of	Offset on the		in the Balance Sheet
	Recognized	Balance	Net Asset	Financial	Collateral
June 30, 2014	Assets	Sheet	Balance	Instruments	Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$420,000	$(375,000)	$45,000	$—	$(48,933)	$—
Derivatives	22,024	—	22,024	(1,962)	(162)	19,900
Total	$442,024	$(375,000)	$67,024	$(1,962)	$(49,095)	$19,900
Weighted average interest rate of reverse repurchase agreements	1.09%

		Gross
	Gross	Amounts		Gross Amounts not Offset
	Amounts of	Offset on the	Net	in the Balance Sheet
	Recognized	Balance	Liability	Financial	Collateral
	Liabilities	Sheet	Balance	Instruments	Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$375,000	$(375,000)	$—	$—	$—	$—
Derivatives	36,545	—	36,545	(1,962)	(35,245)	—
Total	$411,545	$(375,000)	$36,545	$(1,962)	$(35,245)	$—
Weighted average interest rate of repurchase agreements	.27%

		Gross
	Gross	Amounts		Gross Amounts not Offset
	Amounts of	Offset on the		in the Balance Sheet
	Recognized	Balance	Net Asset	Financial	Collateral
December 31, 2013	Assets	Sheet	Balance	Instruments	Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$385,000	$(350,000)	$35,000	$—	$(38,982)	$—
Derivatives	23,833	—	23,833	(4,378)	(2,912)	16,543
Total	$408,833	$(350,000)	$58,833	$(4,378)	$(41,894)	$16,543
Weighted average interest rate of reverse repurchase agreements	1.09%

		Gross
	Gross	Amounts		Gross Amounts not Offset
	Amounts of	Offset on the	Net	in the Balance Sheet
	Recognized	Balance	Liability	Financial	Collateral
	Liabilities	Sheet	Balance	Instruments	Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$350,000	$(350,000)	$—	$—	$—	$—
Derivatives	46,232	—	46,232	(4,378)	(38,145)	3,709
Total	$396,232	$(350,000)	$46,232	$(4,378)	$(38,145)	$3,709
Weighted average interest rate of repurchase agreements	.27%

		Gross
	Gross	Amounts		Gross Amounts not Offset
	Amounts of	Offset on the		in the Balance Sheet
	Recognized	Balance	Net Asset	Financial	Collateral
June 30, 2013	Assets	Sheet	Balance	Instruments	Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$400,000	$(350,000)	$50,000	$—	$(53,722)	$—
Derivatives	9,017	—	9,017	(4,299)	(3,316)	1,402
Total	$409,017	$(350,000)	$59,017	$(4,299)	$(57,038)	$1,402

Weighted average interest rate of reverse repurchase agreements	1.09%

	Gross	Gross		Gross Amounts not Offset
	Amounts of	Amounts	Net	in the Balance Sheet
	Recognized	Offset on the	Liability	Financial	Collateral
	Liabilities	Balance	Balance	Instruments	Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$350,000	$(350,000)	$—	$—	$—	$—
Derivatives	29,330	—	29,330	(4,299)	(21,514)	3,517
Total	$379,330	$(350,000)	$29,330	$(4,299)	$(21,514)	$3,517
Weighted average interest rate of repurchase agreements	.25%

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5 – Securities

The cost basis, gross unrealized gains and losses and fair value of securities held-to-maturity at June 30, 2014, December 31, 2013 and June 30, 2013 are as follows (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of June 30, 2014	Cost	Gains	Losses	Value

State and political subdivisions	$50,669	$3,872	$—	$54,541
Mortgage-backed securities (1)	398,083	8,257	2,017	404,323

Total	$448,752	$12,129	$2,017	$458,864

As of December 31, 2013

State and political subdivisions	$51,733	$2,718	$42	$54,409
Mortgage-backed securities (1)	428,009	6,690	3,523	431,176

Total	$479,742	$9,408	$3,565	$485,585

As of June 30, 2013

State and political subdivisions	$51,757	$4,332	$4	$56,085
Mortgage-backed securities (1)	163,190	7,658	238	170,610

Total	$214,947	$11,990	$242	$226,695

(1)   All are residential type mortgage-backed securities

The following table summarizes held-to-maturity securities in an unrealized loss position as of June 30, 2014, December 31, 2013 and June 30, 2013 (in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
As of June 30, 2014	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Mortgage-backed securities	194,724	1,898	2,955	119	197,679	2,017
Total unrealized loss position	$194,724	$1,898	$2,955	$119	$197,679	$2,017

As of December 31, 2013

State and political subdivisions	$1,595	$42	$—	$—	$1,595	$42
Mortgage-backed securities	259,870	3,523	—	—	259,870	3,523
Total unrealized loss position	$261,465	$3,565	$—	$—	$261,465	$3,565

As of June 30, 2013

State and political subdivisions	$374	$4	$—	$—	$374	$4
Mortgage-backed securities	4,715	238	—	—	4,715	238
Total unrealized loss position	$5,089	$242	$—	$—	$5,089	$242

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  No impairment charges were recognized during the three or six months ended June 30, 2014 or 2013.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The cost basis, unrealized gains and losses, and fair value of securities available-for-sale at June 30, 2014, December 31, 2013 and June 30, 2013 are presented below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of June 30, 2014	Cost	Gains	Losses	Value

U.S. Treasury securities	$15,579	$—	$71	$15,508
State and political subdivisions	21,080	773	38	21,815
Mortgage-backed securities(1)	1,068,593	17,470	8,623	1,077,440
Corporate bonds	175,975	1,426	1,430	175,971
Asset-backed securities	444,910	3,664	251	448,323
Other	2,211	—	—	2,211

Total	$1,728,348	$23,333	$10,413	$1,741,268

As of December 31, 2013

State and political subdivisions	$22,558	$823	$139	$23,242
Mortgage-backed securities(1)	1,145,800	13,296	13,749	1,145,347
Corporate bonds	255,316	1,304	6,324	250,296
Asset-backed securities	409,086	2,535	988	410,633
Other	2,699	—	—	2,699

Total	$1,835,459	$17,958	$21,200	$1,832,217

As of June 30, 2013

State and political subdivisions	$22,369	$1,112	$41	$23,440
Mortgage-backed securities(1)	1,410,189	15,935	13,538	1,412,586
Corporate bonds	260,464	1,585	8,181	253,868
Asset-backed securities	242,690	2,645	491	244,844
Other	2,526	—	—	2,526

Total	$1,938,238	$21,277	$22,251	$1,937,264
(1) All are residential type mortgage-backed securities

The following table summarizes available-for-sale securities in an unrealized loss position as of June 30, 2014, December 31, 2013 and June 30, 2013 (in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
As of June 30, 2014	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

U.S. Treasury securities	$10,508	$71	$—	$—	$10,508	$71
State and political subdivisions	—	—	3,634	38	3,634	38
Mortgage-backed securities	100,949	519	277,556	8,104	378,505	8,623
Corporate bonds	19,130	114	46,010	1,316	65,140	1,430
Asset-backed securities	83,620	166	11,486	85	95,106	251
Total unrealized loss position	$214,207	$870	$338,686	$9,543	$552,893	$10,413

As of December 31, 2013

State and political subdivisions	$4,539	$139	$—	$—	$4,539	$139
Mortgage-backed securities	334,996	6,480	175,865	7,269	510,861	13,749
Corporate bonds	137,318	4,494	54,130	1,830	191,448	6,324
Asset-backed securities	164,933	722	22,370	266	187,303	988
Total unrealized loss position	$641,786	$11,835	$252,365	$9,365	$894,151	$21,200

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
As of June 30, 2013	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

State and political subdivisions	$3,645	$39	$10	$2	$3,655	$41
Mortgage-backed securities	636,449	13,538	—	—	636,449	13,538
Corporate bonds	97,501	4,635	77,404	3,546	174,905	8,181
Asset-backed securities	56,817	208	32,495	283	89,312	491
Total unrealized loss position	$794,412	$18,420	$109,909	$3,831	$904,321	$22,251

At June 30, 2014, there were 79 available-for-sale securities and 25 held-to-maturity securities that were in an unrealized loss position. United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at June 30, 2014 and December 31, 2013 were primarily attributable to changes in interest rates. Unrealized losses at June 30, 2013 were primarily related to changes in interest rates; however, the unrealized losses in corporate bonds also reflect downgrades in the underlying securities ratings since the time of acquisition. The bonds remain above investment grade and have recovered much of their initial market value loss. Therefore, United does not consider them to be impaired.

The amortized cost and fair value of held-to-maturity and available-for-sale securities at June 30, 2014, by contractual maturity, are presented in the following table (in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Treasury Securities:
1 to 5 years	$15,579	$15,508	$—	$—
	15,579	15,508	—	—
State and political subdivisions:
Within 1 year	7,042	7,180	1,000	1,031
1 to 5 years	11,083	11,600	17,126	18,446
5 to 10 years	2,107	2,134	20,552	22,148
More than 10 years	848	901	11,991	12,916
	21,080	21,815	50,669	54,541
Corporate bonds:
1 to 5 years	49,010	48,740	—	—
5 to 10 years	125,965	126,931	—	—
More than 10 years	1,000	300	—	—
	175,975	175,971	—	—
Asset-backed securities:
Within 1 year	9,986	10,000	—	—
1 to 5 years	72,700	73,966	—	—
5 to 10 years	263,551	265,624	—	—
More than 10 years	98,673	98,733	—	—
	444,910	448,323	—	—
Other:
More than 10 years	2,211	2,211	—	—
	2,211	2,211	—	—
Total securities other than mortgage-backed securities:
Within 1 year	17,028	17,180	1,000	1,031
1 to 5 years	148,372	149,814	17,126	18,446
5 to 10 years	391,623	394,689	20,552	22,148
More than 10 years	102,732	102,145	11,991	12,916

Mortgage-backed securities	1,068,593	1,077,440	398,083	404,323

	$1,728,348	$1,741,268	$448,752	$458,864

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three and six months ended June 30, 2014 and 2013 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds from sales	$236,911	$—	$390,227	$15,751
Gross gains on sales	$5,374	$—	$5,784	$116
Gross losses on sales	(939)	—	(1,132)	—
Net gains on sales of securities	$4,435	$—	$4,652	$116
Income tax expense attributable to sales	$1,725	$—	$1,817	$45

Securities with a carrying value of $1.37 billion, $1.53 billion and $1.30 billion were pledged to secure public deposits and other secured borrowings at June 30, 2014, December 31, 2013 and June 30, 2013, respectively. Substantial borrowing capacity remains available under borrowing arrangements with the Federal Home Loan Bank of Atlanta (“FHLB”) with currently pledged securities.

Note 6 – Loans and Allowance for Loan Losses
Major classifications of loans as of June 30, 2014, December 31, 2013 and June 30, 2013, are summarized as follows (in thousands).

	June 30,	December 31,	June 30,
	2014	2013	2013

Owner occupied commercial real estate	$1,163,327	$1,133,543	$1,119,016
Income producing ommercial real estate	598,318	623,167	629,129
Commercial & industrial	554,089	471,961	436,988
Commercial construction	159,755	148,903	132,562
Total commercial	2,475,489	2,377,574	2,317,695
Residential mortgage	860,525	875,077	876,608
Home equity lines of credit	451,435	440,887	401,951
Residential construction	301,737	328,579	331,681
Consumer installment	105,160	111,045	109,223
Indirect auto	215,939	196,104	152,210
Total loans	4,410,285	4,329,266	4,189,368
Less allowance for loan losses	(73,248)	(76,762)	(81,845)
Loans, net	$4,337,037	$4,252,504	$4,107,523

At June 30, 2014, December 31, 2013 and June 30, 2013, loans with a carrying value of $2.09 billion, $1.77 billion and $2.00 billion, respectively, were pledged as collateral to secure FHLB advances and other contingent funding sources.

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

	Recorded	Net Sales	Net
	Investment	Proceeds	Charge-Off
Loans considered impaired	$96,829	$56,298	$(40,531)
Loans not considered impaired	25,687	15,227	(10,460)
Foreclosed properties	8,398	5,933	(2,465)
Total assets sold	$130,914	$77,458	$(53,456)

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

The following table presents the balance and activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2014 and 2013 (in thousands).

	2014						2013
				Allocation
	Beginning	Charge-		of		Ending	Beginning	Charge-			Ending
Three Months Ended June 30,	Balance	Offs	Recoveries	Unallocated	Provision	Balance	Balance	Offs	Recoveries	Provision	Balance

Owner occupied commercial real estate	$20,292	$(918)	$2,753	$—	$(4,323)	$17,804	$19,765	$(19,438)	$1,025	$14,433	$15,785
Income producing commercial real estate	10,926	(632)	197	—	1,270	11,761	10,643	(7,302)	249	3,433	7,023
Commercial & industrial	4,247	(1,012)	350	—	300	3,885	5,626	(15,932)	356	18,004	8,054
Commercial construction	3,977	(131)	—	—	221	4,067	8,108	(6,305)	10	2,462	4,275
Residential mortgage	15,967	(2,800)	292	—	3,304	16,763	19,223	(5,557)	88	744	14,498
Home equity lines of credit	6,120	(624)	158	—	684	6,338	7,705	(1,161)	121	(1,136)	5,529
Residential construction	12,181	(1,946)	275	—	698	11,208	23,326	(18,530)	24	12,502	17,322
Consumer installment	717	(455)	391	—	(54)	599	1,780	(511)	500	(254)	1,515
Indirect auto	796	(89)	16	—	100	823	312	(54)	9	608	875
Unallocated	—	—	—	—	—	—	9,265	—	—	(2,296)	6,969
Total allowance for loan losses	75,223	(8,607)	4,432	—	2,200	73,248	105,753	(74,790)	2,382	48,500	81,845
Allowance for unfunded commitments	2,165	—	—	—	—	2,165	—	—	—	—	—
Total allowance for credit losses	$77,388	$(8,607)	$4,432	$—	$2,200	$75,413	$105,753	$(74,790)	$2,382	$48,500	$81,845

				Allocation
	Beginning	Charge-		of		Ending	Beginning	Charge-			Ending
Six Months Ended June 30,	Balance	Offs	Recoveries	Unallocated	Provision	Balance	Balance	Offs	Recoveries	Provision	Balance

Owner occupied commercial real estate	$17,164	$(1,284)	$2,843	$1,278	$(2,197)	$17,804	$17,265	$(21,732)	$1,225	$19,027	$15,785
Income producing commercial real estate	7,174	(837)	197	688	4,539	11,761	10,582	(10,462)	260	6,643	7,023
Commercial & industrial	6,527	(1,975)	891	318	(1,876)	3,885	5,537	(17,755)	678	19,594	8,054
Commercial construction	3,669	(132)	—	388	142	4,067	8,389	(6,350)	59	2,177	4,275
Residential mortgage	15,446	(4,381)	357	1,452	3,889	16,763	19,117	(7,354)	250	2,485	14,498
Home equity lines of credit	5,528	(1,627)	168	391	1,878	6,338	7,525	(1,720)	168	(444)	5,529
Residential construction	12,532	(2,251)	369	1,728	(1,170)	11,208	26,662	(21,512)	33	12,139	17,322
Consumer installment	1,353	(1,131)	718	—	(341)	599	2,527	(1,176)	681	(517)	1,515
Indirect auto	1,126	(166)	27	—	(164)	823	220	(96)	11	740	875
Unallocated	6,243	—	—	(6,243)	—	—	9,313	—	—	(2,344)	6,969
Total allowance for loan losses	76,762	(13,784)	5,570	—	4,700	73,248	107,137	(88,157)	3,365	59,500	81,845
Allowance for unfunded commitments	2,165	—	—	—	—	2,165	—	—	—	—	—
Total allowance for credit losses	$78,927	$(13,784)	$5,570	$—	$4,700	$75,413	$107,137	$(88,157)	$3,365	$59,500	$81,845

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table represents the recorded investment in loans by portfolio segment and the balance of the allowance for loan losses assigned to each segment based on the method of evaluating the loans for impairment as of June 30, 2014, December 31, 2013 and June 30, 2013 (in thousands).

	June 30, 2014			December 31, 2013			June 30, 2013
	Individually	Collectively		Individually	Collectively		Individually	Collectively
	evaluated for	evaluated for	Ending	evaluated for	evaluated for	Ending	evaluated for	evaluated for	Ending
Allowance for Loan Losses	impairment	impairment	Balance	impairment	impairment	Balance	impairment	impairment	Balance

Owner occupied commercial real estate	$2,483	$15,321	$17,804	$1,023	$16,141	$17,164	$1,364	$14,421	$15,785
Income producing commercial real estate	1,404	10,357	11,761	990	6,184	7,174	1,498	5,525	7,023
Commercial & industrial	399	3,486	3,885	66	6,461	6,527	129	7,925	8,054
Commercial construction	412	3,655	4,067	112	3,557	3,669	440	3,835	4,275
Residential mortgage	3,117	13,646	16,763	2,914	12,532	15,446	1,197	13,301	14,498
Home equity lines of credit	115	6,223	6,338	5	5,523	5,528	—	5,529	5,529
Residential construction	1,054	10,154	11,208	688	11,844	12,532	417	16,905	17,322
Consumer installment	33	566	599	224	1,129	1,353	12	1,503	1,515
Indirect auto	—	823	823	—	1,126	1,126	—	875	875
Unallocated	—	—	—	—	6,243	6,243	—	6,969	6,969
Total allowance for loan losses	9,017	64,231	73,248	6,022	70,740	76,762	5,057	76,788	81,845
Allowance for unfunded commitments	—	2,165	2,165	—	2,165	2,165	—	—	—
Total allowance for credit losses	$9,017	$66,396	$75,413	$6,022	$72,905	$78,927	$5,057	$76,788	$81,845

Loans Outstanding

Owner occupied commercial real estate	$31,952	$1,131,375	$1,163,327	$32,969	$1,100,574	$1,133,543	$27,147	$1,091,869	$1,119,016
Income producing commercial real estate	26,045	572,273	598,318	27,239	595,928	623,167	25,150	603,979	629,129
Commercial & industrial	3,641	550,448	554,089	4,217	467,744	471,961	5,738	431,250	436,988
Commercial construction	11,214	148,541	159,755	13,715	135,188	148,903	12,955	119,607	132,562
Residential mortgage	20,455	840,070	860,525	20,167	854,910	875,077	18,393	858,215	876,608
Home equity lines of credit	540	450,895	451,435	505	440,382	440,887	—	401,951	401,951
Residential construction	13,320	288,417	301,737	14,808	313,771	328,579	14,095	317,586	331,681
Consumer installment	329	104,831	105,160	999	110,046	111,045	337	108,886	109,223
Indirect auto	—	215,939	215,939	—	196,104	196,104	—	152,210	152,210
Total loans	$107,496	$4,302,789	$4,410,285	$114,619	$4,214,647	$4,329,266	$103,815	$4,085,553	$4,189,368

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

Each quarter, United’s management prepares an analysis of the allowance for credit losses to determine the appropriate balance that measures and quantifies the amount of probable incurred loss in the loan portfolio. The allowance is comprised of specific reserves on individually impaired loans, which are determined as described above, and general reserves which are determined based on historical loss experience as adjusted for current trends and economic conditions multiplied by a loss emergence period factor. United uses eight quarters of historical loss experience weighted toward the most recent four quarters to determine the loss factors to be used in the reserve calculation for loans evaluated in the aggregate. Eight quarters has been determined to be an appropriate time period as it is recent enough to be relevant to current conditions and covers a length of time sufficient to minimize distortions caused by nonrecurring and unusual activity that might otherwise influence a shorter time period. In previous periods, the weighted average was calculated by multiplying each quarter’s annualized historical net charge-off rate by 1 through 8, with 8 representing the most recent quarter and 1 representing the oldest quarter. United adopted this method of weighting quarterly loss rates to capture the rapidly deteriorating credit conditions in its loss factors during the financial crisis. Now that credit conditions have begun to stabilize, management concluded in the first quarter of 2014 that it was appropriate to apply a more level weighting moving forward to capture the full range and impacts of credit losses experienced during the most recent economic and credit cycle. For the four most recent quarters, United applied a weighting factor of 1.75. For the four oldest quarters, United applied a weighting of 1.00 for each quarterly loss factor. Management believes the current weightings are more appropriate to measure the unconfirmed losses incurred within the loan portfolio.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Also, beginning in the first quarter of 2014, United updated its measurement of the loss emergence period in the calculation of the allowance for credit losses. The rapidly deteriorating credit conditions during the peak of the credit cycle shortened the length of time between management’s estimation of the incurrence of a loss and its recognition as a charge-off. In most cases, the loss emergence period was within a twelve month period which made the use of annualized loss factors appropriate for measuring the amount of incurred yet unconfirmed credit losses within the loan portfolio. As United has moved out beyond the peak of the financial crisis, management has observed that the loss emergence period has extended. United calculates the loss emergence period for each pool of loans based on the average length of time between the date a loan first exceeds 30 days past due and the date the loan is charged off.

The updates to the weightings to the eight quarters of loss history and the update to our estimation of the loss emergence period did not have a material effect on the total allowance for loan losses or the provision for loan losses for the first or second quarters of 2014. These updates resulted in the full allocation of the previously unallocated portion of the allowance for loan losses.

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

Closed-end retail loans (installment and residential mortgage loans) and open-end (revolving) retail loans past due 90 cumulative days are charged off unless the loan is secured and in process of collection (within the next 90 days).The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2014, December 31, 2013 and June 30, 2013 (in thousands).

	June 30, 2014			December 31, 2013			June 30, 2013
			Allowance			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
Owner occupied commercial real estate	$14,445	$12,985	$—	$17,717	$14,458	$—	$14,394	$10,906	$—
Income producing commercial real estate	12,755	11,808		12,644	9,747	—	13,457	6,734	—
Commercial & industrial	1,736	1,710	—	2,252	2,252	—	3,809	3,809	—
Commercial construction	195	195	—	974	974	—	809	659	—
Total commercial	29,131	26,698	—	33,587	27,431	—	32,469	22,108	—
Residential mortgage	3,357	2,849	—	4,496	3,634	—	8,676	6,843	—
Home equity lines of credit	—	—	—	—	—	—	—	—	—
Residential construction	6,168	5,491	—	9,462	7,807	—	8,476	4,992	—
Consumer installment	—	—	—	—	—	—	203	102	—
Indirect auto	—	—	—	—	—	—	—	—	—
Total with no related allowance recorded	38,656	35,038	—	47,545	38,872	—	49,824	34,045	—

With an allowance recorded:
Owner occupied commercial real estate	20,287	18,967	2,483	18,595	18,513	1,023	20,067	19,983	1,364
Income producing commercial real estate	14,706	14,237	1,404	17,490	17,490	990	14,674	14,674	1,498
Commercial & industrial	1,931	1,931	399	2,248	1,965	66	2,091	1,929	129
Commercial construction	11,194	11,019	412	12,821	12,741	112	12,376	12,296	440
Total commercial	48,118	46,154	4,698	51,154	50,709	2,191	49,208	48,882	3,431
Residential mortgage	18,077	17,606	3,117	17,119	16,533	2,914	11,794	11,550	1,197
Home equity lines of credit	540	540	115	505	505	5	—	—	—
Residential construction	9,255	7,829	1,054	8,469	7,001	688	9,411	9,103	417
Consumer installment	329	329	33	999	999	224	244	235	12
Indirect auto	—	—	—	—	—	—	—	—	—
Total with an allowance recorded	76,319	72,458	9,017	78,246	75,747	6,022	70,657	69,770	5,057
Total	$114,975	$107,496	$9,017	$125,791	$114,619	$6,022	$120,481	$103,815	$5,057

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

There were no loans more than 90 days past due and still accruing interest at June 30, 2014, December 31, 2013 or June 30, 2013. Nonaccrual loans include both homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans. United’s policy is to place loans on nonaccrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is classified on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Principal and interest payments received on a nonaccrual loan are applied to reduce outstanding principal.

The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms was approximately $96,000, and $556,000 for the three months ended June 30, 2014 and 2013, respectively, and $60,000 and $1.19 million for the six months ended June 30, 2014 and 2013, respectively. The gross additional interest revenue that would have been earned in for the three and six months ended June 30, 2014 and 2013 had performing TDRs performed in accordance with the original terms is immaterial.

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired are presented below for the three and six months ended June 30, 2014 and 2013 (in thousands).

	2014			2013
		Interest			Interest
		Revenue	Cash Basis		Revenue	Cash Basis
		Recognized	Interest		Recognized	Interest
	Average	During	Revenue	Average	During	Revenue
Three Months Ended June 30,	Balance	Impairment	Received	Balance	Impairment	Received
Owner occupied commercial real estate	$31,558	$403	$391	$30,553	$373	$410
Income producing commercial real estate	26,415	316	317	21,638	258	255
Commercial & industrial	3,683	40	50	5,804	63	70
Commercial construction	11,340	104	107	13,034	114	115
Total commercial	72,996	863	865	71,029	808	850
Residential mortgage	20,598	228	217	18,426	199	188
Home equity lines of credit	550	5	6	524	6	5
Residential construction	13,762	177	175	14,058	178	147
Consumer installment	335	6	5	246	4	4
Indirect auto	—	—	—	—	—	—
Total	$108,241	$1,279	$1,268	$104,283	$1,195	$1,194

Six Months Ended June 30,
Owner occupied commercial real estate	$30,334	$761	$771	$56,372	$1,099	$1,188
Income producing commercial real estate	26,138	628	650	17,861	478	477
Commercial & industrial	4,122	92	101	27,277	219	699
Commercial construction	12,027	216	242	27,983	265	347
Total commercial	72,621	1,697	1,764	129,493	2,061	2,711
Residential mortgage	20,960	457	455	19,654	435	406
Home equity lines of credit	528	10	12	525	11	10
Residential construction	13,400	322	325	29,374	504	575
Consumer installment	392	12	14	263	10	10
Indirect auto	—	—	—	—	—	—
Total	$107,901	$2,498	$2,570	$179,309	$3,021	$3,712

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans as of June 30, 2014, December 31, 2013 and June 30, 2013 by class of loans (in thousands).

	Loans Past Due				Loans Not
As of June 30, 2014	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Past Due	Total
Owner occupied commercial real estate	$448	$1,239	$762	$2,449	$1,160,878	$1,163,327
Income producing commercial real estate	2,030	—	$242	2,272	596,046	598,318
Commercial & industrial	930	101	405	1,436	552,653	554,089
Commercial construction	116	—	50	166	159,589	159,755
Total commercial	3,524	1,340	1,459	6,323	2,469,166	2,475,489
Residential mortgage	7,372	1,404	3,150	11,926	848,599	860,525
Home equity lines of credit	1,609	193	79	1,881	449,554	451,435
Residential construction	1,246	584	1,331	3,161	298,576	301,737
Consumer installment	677	80	1	758	104,402	105,160
Indirect auto	258	99	193	550	215,389	215,939
Total loans	$14,686	$3,700	$6,213	$24,599	$4,385,686	$4,410,285
As of December 31, 2013
Owner occupied commercial real estate	$1,845	$705	$2,017	$4,567	$1,128,976	$1,133,543
Income producing commercial real estate	3,879	2,092	530	6,501	616,666	623,167
Commercial & industrial	2,349	223	88	2,660	469,301	471,961
Commercial construction	94	190	235	519	148,384	148,903
Total commercial	8,167	3,210	2,870	14,247	2,363,327	2,377,574
Residential mortgage	9,011	2,832	4,140	15,983	859,094	875,077
Home equity lines of credit	2,056	430	941	3,427	437,460	440,887
Residential construction	1,335	588	1,375	3,298	325,281	328,579
Consumer installment	1,058	358	24	1,440	109,605	111,045
Indirect auto	185	65	42	292	195,812	196,104
Total loans	$21,812	$7,483	$9,392	$38,687	$4,290,579	$4,329,266
As of June 30, 2013
Owner occupied commercial real estate	$2,502	$631	$1,655	$4,788	$1,114,228	$1,119,016
Income producing commercial real estate	1,039	65	481	1,585	627,544	629,129
Commercial & industrial	1,123	500	145	1,768	435,220	436,988
Commercial construction	1,128	235	196	1,559	131,003	132,562
Total commercial	5,792	1,431	2,477	9,700	2,307,995	2,317,695
Residential mortgage	8,856	3,953	4,782	17,591	859,017	876,608
Home equity lines of credit	1,687	40	857	2,584	399,367	401,951
Residential construction	2,037	335	1,261	3,633	328,048	331,681
Consumer installment	770	183	30	983	108,240	109,223
Indirect auto	123	—	—	123	152,087	152,210
Total loans	$19,265	$5,942	$9,407	$34,614	$4,154,754	$4,189,368

As of June 30, 2014, December 31, 2013, and June 30, 2013, $8.98 million, $5.64 million and $4.34 million, respectively, of specific reserves were allocated to customers whose loan terms have been modified in TDRs. United committed to lend additional amounts totaling up to $44,000, $6,000 and $35,000 as of June 30, 2014, December 31, 2013 and June 30, 2013, respectively, to customers with outstanding loans that are classified as TDRs.

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

	June 30, 2014			December 31, 2013			June 30, 2013
		Pre-	Post-		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment	Contracts	Investment	Investment

Owner occupied commercial real estate	52	$28,233	$26,670	45	$24,064	$22,399	45	$23,496	$23,326
Income producing commercial real estate	33	19,427	18,957	32	20,900	18,268	32	22,378	19,040
Commercial & industrial	31	2,893	2,893	36	3,527	3,245	34	3,091	2,929
Commercial construction	15	11,390	11,213	13	13,122	13,042	14	13,185	12,956
Total commercial	131	61,943	59,733	126	61,613	56,954	125	62,150	58,251
Residential mortgage	154	21,008	20,030	133	20,117	18,852	105	17,250	15,859
Home equity lines of credit	4	540	540	3	505	505	5	522	522
Residential construction	54	12,463	10,361	57	12,459	10,452	51	11,895	9,908
Consumer installment	23	329	329	26	203	203	42	447	337
Indirect auto	—	—	—	—	—	—	—	—	—
Total loans	366	96,283	90,993	345	94,897	$86,966	328	92,264	84,877

Loans modified under the terms of a TDR during the three and six months ended June 30, 2014 and 2013 are presented in the table below. In addition, the following table presents loans modified under the terms of a TDR that became 90 days or more delinquent during the three and six months ended June 30, 2014 and 2013, that were initially restructured within one year prior to becoming delinquent (dollars in thousands).

	New Troubled Debt Restructurings for the Three Months Ended June 30,					New Troubled Debt Restructurings for the Six Months Ended June 30,

				Modified Within the					Modified Within the
				Previous Twelve Months					Previous Twelve Months
				that Have Subsequently					that Have Subsequently
		Pre-	Post-	Defaulted During the			Pre-	Post-	Defaulted During the Six
		Modification	Modification	Three Months Ended			Modification	Modification	Months Ended
		Outstanding	Outstanding	June 30, 2014			Outstanding	Outstanding	June 30, 2014
	Number of	Recorded	Recorded	Number of	Recorded	Number of	Recorded	Recorded	Number of	Recorded
2014	Contracts	Investment	Investment	Contracts	Investment	Contracts	Investment	Investment	Contracts	Investment
Owner occupied commercial real estate	5	$2,787	$2,787	—	$—	7	$3,392	$3,392	$1	$104
Income producing commercial real estate	3	1,459	1,459	—	—	5	1,992	1,992	—	—
Commercial & industrial	3	106	106	—	—	4	330	330	2	54
Commercial construction	1	240	240	—	—	2	471	471	—	—
Total commercial	12	4,592	4,592	—	—	18	6,185	6,185	3	158
Residential mortgage	9	1,014	973	2	280	23	2,146	2,105	6	732
Home equity lines of credit	1	36	36	—	—	1	36	36	—	—
Residential construction	3	1,124	1,124	—	—	3	1,124	1,124	—	—
Consumer installment	3	84	84	—	—	5	226	226	—	—
Indirect auto	—	—	—	—	—	—	—	—	—	—
Total loans	28	$6,850	$6,809	2	$280	50	$9,717	$9,676	9	$890

				Modified Within the					Modified Within the
				Previous Twelve Months					Previous Twelve Months
				that Have Subsequently					that Have Subsequently
		Pre-	Post-	Defaulted During the			Pre-	Post-	Defaulted During the Six
		Modification	Modification	Three Months Ended			Modification	Modification	Months Ended
		Outstanding	Outstanding	June 30, 2013			Outstanding	Outstanding	June 30, 2013
	Number of	Recorded	Recorded	Number of	Recorded	Number of	Recorded	Recorded	Number of	Recorded
2013	Contracts	Investment	Investment	Contracts	Investment	Contracts	Investment	Investment	Contracts	Investment

Owner occupied commercial real estate	3	$2,419	$2,419	—	$—	10	$4,082	$4,082	$1	$432
Income producing commercial real estate	6	4,104	4,104	—	—	7	6,009	6,009	—	—
Commercial & industrial	—	—	—	—	—	9	815	709	1	35
Commercial construction	—	—	—	—	—	—	—	—	2	1,454
Total commercial	9	6,523	6,523	—	—	26	10,906	10,800	4	1,921
Residential mortgage	2	649	505	1	40	13	2,764	2,620	2	108
Home equity lines of credit	—	—	—	—	—	—	—	—	—	—
Residential construction	2	339	339	—	—	7	1,123	994	2	117
Consumer installment	—	—	—	—	—	4	21	21	3	20
Indirect auto	—	—	—	—	—	—	—	—	—	—
Total loans	13	$7,511	$7,367	1	$40	50	$14,814	$14,435	11	$2,166

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of June 30, 2014, December 31, 2013 and June 30, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands).

			Substandard		Doubtful /
As of June 30, 2014	Pass	Watch	Performing	Nonaccrual	Loss	Total
Owner occupied commercial real estate	$1,079,629	$32,501	$48,222	$2,975	$—	$1,163,327
Income producing commercial real estate	556,223	16,430	24,633	1,032	—	598,318
Commercial & industrial	542,836	4,504	5,647	1,102	—	554,089
Commercial construction	152,894	2,360	4,406	95	—	159,755
Total commercial	2,331,582	55,795	82,908	5,204	—	2,475,489
Residential mortgage	797,725	10,743	41,856	10,201	—	860,525
Home equity lines of credit	443,196	167	7,562	510	—	451,435
Residential construction	276,539	8,078	12,872	4,248	—	301,737
Consumer installment	103,203	10	1,776	171	—	105,160
Indirect auto	214,987	—	562	390	—	215,939
Total loans	$4,167,232	$74,793	$147,536	$20,724	$—	$4,410,285
As of December 31, 2013
Owner occupied commercial real estate	$1,054,924	$29,714	$43,083	$5,822	$—	$1,133,543
Income producing commercial real estate	575,597	10,410	34,642	2,518		623,167
Commercial & industrial	456,563	5,382	9,589	427	—	471,961
Commercial construction	120,852	10,932	16,758	361	—	148,903
Total commercial	2,207,936	56,438	104,072	9,128	—	2,377,574
Residential mortgage	793,381	25,944	44,022	11,730	—	875,077
Home equity lines of credit	426,052	5,420	7,967	1,448		440,887
Residential construction	298,685	11,526	14,104	4,264	—	328,579
Consumer installment	107,029	1,229	2,538	249	—	111,045
Indirect auto	196,104	—	—	—	—	196,104
Total loans	$4,029,187	$100,557	$172,703	$26,819	$—	$4,329,266
As of June 30, 2013
Owner occupied commercial real estate	$1,031,293	$35,316	$47,124	$5,283	$—	$1,119,016
Income producing commercial real estate	563,848	31,701	31,626	1,954	—	629,129
Commercial & industrial	419,266	5,716	11,458	548	—	436,988
Commercial construction	104,185	12,107	15,766	504	—	132,562
Total commercial	2,118,592	84,840	105,974	8,289	—	2,317,695
Residential mortgage	796,599	23,288	43,874	12,847	—	876,608
Home equity lines of credit	389,059	4,053	7,348	1,491	—	401,951
Residential construction	292,116	18,096	16,631	4,838	—	331,681
Consumer installment	105,353	966	2,505	399	—	109,223
Indirect auto	152,210	—	—	—	—	152,210
Total loans	$3,853,929	$131,243	$176,332	$27,864	$—	$4,189,368

Risk Ratings

United categorizes commercial loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current industry and economic trends, among other factors.  United analyzes loans individually by classifying the loans as to credit risk.  This analysis is performed on a continual basis.  United uses the following definitions for its risk ratings:

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

The following table presents the recorded investment (unpaid principal less amounts charged off) in nonaccrual loans by loan class as of June 30, 2014, December 31, 2013 and June 30, 2013 (in thousands).

	Nonaccrual Loans
	June 30, 2014	December 31, 2013	June 30, 2013
Owner occupied commercial real estate	$2,975	$5,822	$5,283
Income producing commercial real estate	1,032	2,518	1,954
Commercial & industrial	1,102	427	548
Commercial construction	95	361	504
Total commercial	5,204	9,128	8,289
Residential mortgage	10,201	11,730	12,847
Home equity lines of credit	510	1,448	1,491
Residential construction	4,248	4,264	4,838
Consumer installment	171	249	399
Indirect auto	390	—	—
Total	$20,724	$26,819	$27,864

Balance as a percentage of unpaid principal	66.5%	65.3%	62.6%

Note 7 – Foreclosed Property

Major classifications of foreclosed properties at June 30, 2014, December 31, 2013 and June 30, 2013 are summarized as follows (in thousands).

	June 30,	December 31,	June 30,
	2014	2013	2013
Commercial real estate	$1,210	$1,287	$847
Commercial construction	—	—	376
Total commercial	1,210	1,287	1,223
Residential mortgage	1,616	3,380	1,931
Residential construction	884	736	4,384
Total foreclosed property	3,710	5,403	7,538
Less valuation allowance	(741)	(1,182)	(3,602)
Foreclosed property, net	$2,969	$4,221	$3,936

Balance as a percentage of original loan unpaid principal	50.4%	44.5%	31.6%

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Activity in the valuation allowance for foreclosed property for the three and six months ended June 30, 2014 and 2013 is presented in the following table (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Balance at beginning of period	$1,041	$4,979	$1,182	$6,954
Additions charged to expense	305	1,369	582	2,410
Disposals	(605)	(2,746)	(1,023)	(5,762)
Balance at end of period	$741	$3,602	$741	$3,602

Expenses related to foreclosed property for the three and six months ended June 30, 2014 and 2013 is presented in the following table (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net (gain)/loss on sales	$(423)	$2,945	$(944)	$3,050
Provision for unrealized losses	305	1,369	582	2,410
Operating expenses	220	837	580	2,024
Total foreclosed property expense	$102	$5,151	$218	$7,484

Note 8 – Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the details regarding amounts reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2014 and 2013 (in thousands).

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other	For the three months ended June 30,		For the six months ended June 30,		Affected Line Item in the Statement
Comprehensive Income Components	2014	2013	2014	2013	Where Net Income is Presented

Realized gains on sales of available-for-sale securities:
	$4,435	$—	$4,652	$116	Securities gains, net
	(1,725)	—	(1,817)	(45)	Tax expense
	$2,710	$—	$2,835	$71	Net of tax

Amortization of (losses) gains included in net income on available-for-sale securities transferred to held to maturity:
	$(409)	$271	$(739)	$590	Investment securities interest revenue
	154	(103)	277	(227)	Tax benefit (expense)
	$(255)	$168	$(462)	$363	Net of tax

Amounts included in net income on derivative financial instruments accounted for as cash flow hedges:
Effective portion of interest rate contracts	$—	$303	$—	$840	Loan interest revenue
Effective portion of interest rate contracts	(350)	3	(447)	4	Brokered deposit interest expense
Amortization of losses on de-designated positions	(24)	—	(24)	—	Money market deposit interest expense
Amortization of losses on de-designated positions	(199)	—	(199)	—	Brokered deposit interest expense
	(573)	306	(670)	844	Total before tax
	223	(119)	261	(328)	Tax or benefit (expense)
	$(350)	$187	$(409)	$516	Net of tax

Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan
Prior service cost	$(92)	$(91)	$(183)	$(181)	Salaries and employee benefits expense
Actuarial losses	—	(42)	—	(84)	Salaries and employee benefits expense
	(92)	(133)	(183)	(265)	Total before tax
	36	52	71	103	Tax benefit
	$(56)	$(81)	$(112)	$(162)	Net of tax

Total reclassifications for the period	$2,049	$274	$1,852	$788	Net of tax

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

During the three and six months ended June 30, 2014 and 2013, United accrued dividends on preferred stock, including accretion of discounts, as shown in the following table (in thousands).

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Series A - 6% fixed	$—	$3	$—	$6
Series B - 5% fixed until December 6, 2013, 9% thereafter	—	2,636	159	5,266
Series D - LIBOR plus 9.6875%, resets quarterly	—	416	280	835
Total preferred stock dividends	$—	$3,055	$439	$6,107

All preferred stock dividends are payable quarterly.

Series B preferred stock was issued at a discount. Dividend amounts shown include discount accretion for each period.

The preferred stock dividends were subtracted from net income in order to arrive at net income available to common shareholders.  There were no dilutive securities outstanding for the three and six months ended June 30, 2013.  All of United’s preferred stock was redeemed during the fourth quarter of 2013 and the first quarter of 2014.

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income available to common shareholders	$16,357	$226,909	$31,318	$235,622

Weighted average shares outstanding:
Basic	60,712	58,141	60,386	58,111
Effect of dilutive securities
Stock options	2	—	2	—
Warrants	—	—	—	—
Diluted	60,714	58,141	60,388	58,111

Income per common share:
Basic	$.27	$3.90	$.52	$4.05
Diluted	$.27	$3.90	$.52	$4.05

At June 30, 2014, United had the following potentially dilutive stock options and warrants outstanding: a warrant to purchase 219,909 common shares at $61.40 per share originally issued to the U.S. Treasury; 316,343 common shares issuable upon exercise of stock options granted to employees with a weighted average exercise price of $96.22; 973,467 shares issuable upon completion of vesting of restricted stock awards; and warrants to purchase common stock equivalent junior preferred stock that would be convertible into 1,411,765 common shares exercisable at $21.25 per share granted to Fletcher International Ltd. (“Fletcher”) in connection with a 2010 asset purchase and sale agreement.  On March 5, 2014, United announced that it and the Chapter 11 Trustee for Fletcher had agreed to settle all potential claims and counterclaims between them relating to or arising out of, among other things, their respective rights and obligations under the Warrant.  Pursuant to the settlement agreement with Fletcher, United has agreed to repurchase the warrant and resolve all claims between the parties.  The settlement agreement and the transactions contemplated thereby have been approved by the bankruptcy court but remain subject to an appeal.

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

The table below presents the fair value of United’s derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2014, December 31, 2013 and June 30, 2013 (in thousands).

Derivatives designated as hedging instruments under ASC 815
		Fair Value
Interest Rate Products	Balance Sheet Location	June 30, 2014	December 31, 2013	June 30, 2013
Cash flow hedge of money market deposits	Other assets	$1,109	$4,782	$5,345
Fair value hedge of corporate bonds	Other assets	—	3,939	2,672
		$1,109	$8,721	$8,017

Cash flow hedge of short-term debt	Other liabilities	$—	$3,368	$1,905
Cash flow hedge of money market deposits	Other liabilities	523	—	—
Fair value hedge of brokered CD’s	Other liabilities	9,857	19,970	23,325
Fair value hedge of corporate bonds	Other liabilities	—	2,308	3,095
		$10,380	$25,646	$28,325

Derivatives not designated as hedging instruments under ASC 815
		Fair Value
Interest Rate Products	Balance Sheet Location	June 30, 2014	December 31, 2013	June 30, 2013
Customer swap positions	Other assets	$2,572	$898	$196
Dealer offsets to customer swap positions	Other assets	333	1,347	804
Bifurcated embedded derivatives	Other assets	12,369	12,867	—
Offsetting positions for de-designated cash flow hedges	Other assets	5,641	—	—
		$20,915	$15,112	$1,000

Customer swap positions	Other liabilities	$333	$1,347	$804
Dealer offsets to customer swap positions	Other liabilities	2,592	915	201
Dealer offsets to bifurcated embedded derivatives	Other liabilities	17,599	18,324	—
Cash flow hedge of brokered CDs	Other liabilities	1,728	—	—
Cash flow hedge of money market deposits	Other liabilities	3,913	—	—
		$26,165	$20,586	$1,005

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Cash Flow Hedges of Interest Rate Risk

United’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, United uses interest rate swaps as part of its interest rate risk management strategy.  At June 30, 2014, United’s interest rate swaps designated as cash flow hedges involved the payment of fixed-rate amounts to a counterparty in exchange for United receiving variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  United’s current cash flow hedges are for the purpose of converting variable rate deposits and wholesale borrowings to a fixed rate to protect United in a rising rate environment.  At June 30, 2014, United had two swap contracts outstanding with a total notional amount of $275 million that were designated as cash flow hedges of indexed money market accounts.  The swaps are forward starting with $100 million in notional becoming effective in the third quarter of 2014 and $175 million becoming effective later in 2015.  At December 31, 2013 and June 30, 2013, United had three swap contracts outstanding with a total notional amount of $200 million that were designated as cash flow hedges of future issuances of three-month brokered deposits or other LIBOR based floating rate wholesale borrowings, and three swap contracts outstanding with a total notional amount of $375 million that were designated as cash flow hedges of indexed money market accounts.  During the second quarter of 2014, United de-designated swaps with a notional of $400 million and put on offsetting positions which had a similar effect to terminating the positions.  Changes in United’s balance sheet composition and interest rate risk position made the hedges no longer necessary as protection against rising interest rates.  The loss remaining in other comprehensive income on the de-designated swaps is being amortized into earnings over the original term of the swaps as the forecasted transactions that the swaps were originally designated to hedge are still expected to occur.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense when the swaps become effective, as interest payments are made on United’s LIBOR based, variable-rate wholesale borrowings and indexed deposit accounts.  United’s active forward starting cash flow hedges of floating rate liabilities began interest settlements in the first quarter of 2014.  United recognized $50,000 and $85,000 in hedge ineffectiveness losses in interest expense on active cash flow hedges during the second quarter and first six months of 2014.  No such hedge ineffectiveness gains or losses were recognized on active cash flow hedges during the second quarter or first six months of 2013.  United expects that $3.34 million will be reclassified as an increase to deposit interest expense over the next twelve months related to these cash flow hedges.

During the three and six months ended June 30, 2013, United accelerated the reclassification of $3,000 and $4,000, respectively, in gains from terminated positions, as a result of the forecasted transactions becoming probable not to occur.  These amounts are recognized in loan interest revenue as hedge ineffectiveness.

Fair Value Hedges of Interest Rate Risk

United is exposed to changes in the fair value of certain of its fixed rate investments and obligations due to changes in interest rates. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in interest rates.  Interest rate swaps designated as fair value hedges of brokered deposits involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount.  Interest rate swaps designated as fair value hedges of fixed rate investments involve the receipt of variable-rate amounts from a counterparty in exchange for United making fixed rate payments over the life of the instrument without the exchange of the underlying notional amount.  At June 30, 2014, United had 16 interest rate swaps with an aggregate notional amount of $199 million that were designated as fair value hedges of interest rate risk. These contracts were pay-variable / receive-fixed swaps hedging changes in the fair value of fixed rate brokered time deposits resulting from changes in interest rates.  At June 30, 2013, United had 25 interest rate swaps with an aggregate notional amount of $335 million that were designated as fair value hedges.  At June 30, 2013, eight of the interest rate swaps with an aggregate notional amount of $86 million were receive-variable / pay-fixed swaps that were used for the purpose of hedging changes in the fair value of corporate bonds resulting from changes in interest rates.  These swaps were cancelled and the bonds were sold in the second quarter of 2014.  The other 17 were pay-variable / receive-fixed swaps hedging changes in fair value of fixed rate brokered time deposits resulting from changes in interest rates.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives.  During the three and six months ended June 30, 2014 United recognized net losses of $236,000 and 625,000, respectively, and during the three and six months ended June 30, 2013, United recognized net losses of $223,000 and $189,000, respectively, related to ineffectiveness of the fair value hedging relationships.  United also recognized net reductions of interest expense of $1.22 million and $2.43 million, respectively, for the three and six months ended June 30, 2014 and net reductions of interest expense of $1.20 million and $2.27 million, respectively, for the three and six months ended June 30, 2013 related to United’s fair value hedges of brokered time deposits, which include net settlements on the derivatives.  United recognized reductions of interest revenue on securities during the three and six months ended June 30, 2014 in the amounts of $425,000 and $955,000, respectively, related to United’s fair value hedges of corporate bonds.  For the three and six months ended June 30, 2013, United recognized reductions of interest revenue on securities in the amounts of $283,000 and $295,000, respectively.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of United’s derivative financial instruments on the consolidated statement of operations for the three and six months ended June 30, 2014 and 2013.

Derivatives in Fair Value Hedging Relationships (in thousands).

	Location of Gain	Amount of Gain (Loss)		Amount of Gain (Loss)
	(Loss) Recognized	Recognized in Income		Recognized in Income
	in Income on	on Derivative		on Hedged Item
	Derivative	2014	2013	2014	2013
Three Months Ended June 30,
Fair value hedges of brokered CD’s	Interest expense	$4,262	$(15,441)	$(4,382)	$15,337
Fair value hedges of corporate bonds	Interest revenue	(783)	4,461	667	(4,068)
		$3,479	$(10,980)	$(3,715)	$11,269

Six Months Ended June 30,
Fair value hedges of brokered CD’s	Interest expense	$10,115	$(17,285)	$(10,416)	$17,116
Fair value hedges of corporate bonds	Interest revenue	(2,487)	4,229	2,163	(3,857)
		$7,628	$(13,056)	$(8,253)	$13,259

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

Derivatives in Cash Flow Hedging Relationships (in thousands).

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2014	2013	Location	2014	2013	Location	2014	2013
Three Months Ended June 30,
			Interest revenue	$—	$303
			Interest expense	(573)	3
Interest rate swaps	$(3,547)	$11,672	Total	$(573)	$306	Interest expense	$(50)	$—

Six Months Ended June 30,
			Interest revenue	$—	$840
			Interest expense	(670)	4
Interest rate swaps	$(6,379)	$12,102	Total	$(670)	$844	Interest expense	$(85)	$—

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Credit-Risk-Related Contingent Features

United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each counterparty.  The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts.  The details of these agreements, including the minimum thresholds, vary by counterparty.  As of June 30, 2014, collateral totaling $35.2 million was pledged toward derivatives in a liability position.

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

Note 11 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights.  Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant.  The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years.  Certain options, restricted stock and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan).  As of June 30, 2014, 551,782 additional awards could be granted under the plan. Through June 30, 2014, incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards, base salary stock grants and performance share awards have been granted under the plan.

The following table shows stock option activity for the first six months of 2014.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinisic Value ($000)

Outstanding at December 31, 2013	350,772	$97.87
Expired	(34,429)	112.97
Outstanding at June 30, 2014	316,343	96.22	3.1	$58

Exercisable at June 30, 2014	306,268	98.96	2.9	26

No stock options were granted during the six months ended June 30, 2014 or 2013.  Most of United’s outstanding stock options were granted prior to the economic downturn during which time United’s stock price decreased sharply.  The lower stock price has rendered most of United’s outstanding options severely out of the money and potentially worthless to the grantee.  Therefore, historical exercise patterns do not provide a reasonable basis for determining the expected life of new option grants.  United therefore uses the formula provided by the SEC in Staff Accounting Bulletin No. 107 to determine the expected life of options.

United recognized $2,000 in compensation expense related to stock options during the six months ended June 30, 2014.  Compensation expense relating to stock options for the six months ended June 30, 2013 was a reduction of expense of $60,000 due to the reversal of previously recognized expense on grants that did not vest.  The amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period.  The forfeiture rate for new options issued is estimated to be approximately 3% per year.  No options were exercised during the first six months of 2014 or 2013.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents restricted stock activity for the first six months of 2014.

Restricted Stock	Shares	Weighted- Average Grant- Date Fair Value

Outstanding at December 31, 2013	1,073,676	$13.73
Granted	36,496	18.03
Excercised	(134,905)	10.29
Cancelled	(1,800)	11.59
Outstanding at June 30, 2014	973,467	14.37

Vested at June 30, 2014	11,080	10.01

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of United’s common stock on the date of grant.  The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period.  For the six months ended June 30, 2014 and 2013, compensation expense of $2.18 million and $1.23 million, respectively, was recognized related to restricted stock awards.  In addition, for the six months ended June 30, 2014 and 2013, $50,000 and $93,000, respectively, was recognized in other operating expense for restricted stock units granted to members of United’s board of directors.  The total intrinsic value of restricted stock was $15.9 million at June 30, 2014.

As of June 30, 2014, there was $10.7 million of unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under the plan.  That cost is expected to be recognized over a weighted-average period of 3.16 years.  The aggregate grant date fair value of options and restricted stock awards that vested during the six months ended June 30, 2014, was $1.27 million.

Note 12 – Common and Preferred Stock Issued / Common Stock Issuable

United sponsors a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from United.  The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission.  No shares were issued through the DRIP in 2013 or the first six months of 2014.

United’s 401(k) retirement plan regularly purchases shares of United’s common stock directly from United.  In addition, United has an Employee Stock Purchase Program that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges.  For the six months ended June 30, 2014 and 2013, United issued 19,299 and 35,667 shares, respectively, and increased capital by $328,000 and $383,000, respectively, through these programs.

United offers its common stock as an investment option in its deferred compensation plan.  United also allows for the deferral of restricted stock awards.  The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable.  The deferred compensation plan does not allow for diversification once an election is made to invest in United’s common stock and settlement must be accomplished in shares at the time the deferral period is completed. At June 30, 2014 and 2013, 314,039 and 271,215 shares of common stock, respectively, were issuable under the deferred compensation plan.

In the fourth quarter of 2013 and first quarter of 2014, United redeemed all of its outstanding preferred stock.  The preferred stock was redeemed at par and did not result in any gain or loss.  The redemptions were funded from a combination of dividends from United Community Bank, borrowings on United’s holding company line of credit and cash on hand.

Pursuant to its settlement agreement with Fletcher, United agreed to deliver 640,000 shares of its common stock and cash that, together with the common stock, would have a combined fair value of $12 million.  On March 25, 2014, to satisfy its obligations under the settlement agreement, United completed the sale of 640,000 shares of common stock and received approximately $12.2 million in net proceeds after discounts and expenses, $12 million of which is payable to Fletcher once the settlement is completed.  The settlement agreement and the transactions contemplated thereby have been approved by the bankruptcy court but remain subject to an appeal.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 13 – Income Taxes

The income tax provision for the three and six months ended June 30, 2014 was $9.63 million and $18.7 million, respectively, which represents an effective tax rate of 37% for both periods.  The income tax benefit for the three and six months ended June 30, 2013 was $257 million and $256 million, respectively, primarily due to the reversal of the valuation allowance on United’s deferred tax asset.  At June 30, 2014, December 31, 2013 and June 30, 2013, the valuation allowance on deferred tax assets was $4.10 million, $4.10 million and $4.96 million, respectively.  Management assesses the valuation allowance recorded against deferred tax assets at each reporting period.  The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

In the second quarter of 2013, United reversed $272 million of its valuation allowance on its net deferred tax asset.  United established a full valuation allowance on its net deferred tax asset in 2010 due to the realization of significant losses and uncertainty about United’s future earnings forecasts.

United evaluated the need for a valuation allowance again at June 30, 2014.  Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of the net deferred tax asset will be realized based upon future taxable income.  The remaining valuation allowance of $4.10 million is related to specific state income tax credits that have short carryforward periods and are expected to expire unused.  The positive evidence considered by management in arriving at the conclusion that a full valuation allowance is not necessary included consecutive profitable quarters beginning with the fourth quarter of 2011, United’s strong pre-crisis earnings history and growth in pre-tax, pre-credit earnings, which demonstrate demand for United’s products and services, and United’s significant improvement in credit measures, which improve both the sustainability of profitability and management’s ability to forecast future credit losses.  The negative evidence previously considered by management included a three-year cumulative loss position and informal memorandum of understanding (“MOU”) with the banking regulatory agencies.  The MOUs were terminated in the fourth quarter of 2013 and first quarter of 2014 and United was no longer in a three-year cumulative loss position effective with the first quarter of 2014, based on a rolling twelve quarters.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence.  Management’s conclusion at June 30, 2014 that it was more likely than not that the net deferred tax assets of $233 million will be realized is based upon management’s estimate of future taxable income.  Management’s estimate of future taxable income is based on internal forecasts that consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment.  If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of the deferred tax asset.  Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on United’s financial condition and results of operations.

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

At June 30, 2014, December 31, 2013 and June 30, 2013, unrecognized income tax benefits totaled $4.69 million, $4.50 million and $5.18 million, respectively.  In the first quarter of 2014, United adopted the provisions of ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  ASU No. 2013-11 requires unrecognized tax benefits to be presented as a reduction of a deferred tax asset unless certain conditions are present.  Prior to adoption, unrecognized tax benefits were presented as a component of the current tax liability payable.  Upon adoption, United reclassified $4.59 million in unrecognized tax benefits from other liabilities to its net deferred tax asset.  The reclassification resulted in decreases in United’s net deferred tax asset and other liabilities.

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

Although United has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2014, United had assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, United has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2014, December 31, 2013 and June 30, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

June 30, 2014	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasury securities	$—	$15,508	$—	$15,508
State and political subdivisions	—	21,815	—	21,815
Mortgage-backed securities	—	1,077,440	—	1,077,440
Corporate bonds	—	175,671	300	175,971
Asset-backed securities	—	448,323	—	448,323
Other	—	2,211	—	2,211
Deferred compensation plan assets	3,715	—	—	3,715
Derivative financial instruments	—	22,024	—	22,024
Total assets	$3,715	$1,762,992	$300	$1,767,007
Liabilities:
Deferred compensation plan liability	$3,715	$—	$—	$3,715
Brokered certificates of deposit	—	179,215	—	179,215
Derivative financial instruments	—	36,545	—	36,545
Total liabilities	$3,715	$215,760	$—	$219,475

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale
State and political subdivisions	$—	$23,242	$—	$23,242
Mortgage-backed securities	—	1,145,347	—	1,145,347
Corporate bonds	—	249,946	350	250,296
Asset-backed securities	—	410,633	—	410,633
Other	—	2,699	—	2,699
Deferred compensation plan assets	3,496	—	—	3,496
Derivative financial instruments	—	23,833	—	23,833
Total assets	$3,496	$1,855,700	$350	$1,859,546
Liabilities:
Deferred compensation plan liability	$3,496	$—	$—	$3,496
Brokered certificates of deposit	—	173,657	—	173,657
Derivative financial instruments	—	46,233	—	46,233
Total liabilities	$3,496	$219,890	$—	$223,386

June 30, 2013	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
State and political subdivisions	$—	$23,440	$—	$23,440
Mortgage-backed securities	—	1,412,586	—	1,412,586
Corporate bonds	—	253,518	350	253,868
Asset-backed securities	—	244,844	—	244,844
Other	—	2,526	—	2,526
Deferred compensation plan assets	3,074	—	—	3,074
Derivative financial instruments	—	9,017	—	9,017
Total assets	$3,074	$1,945,931	$350	$1,949,355
Liabilities:
Deferred compensation plan liability	$3,074	$—	$—	$3,074
Brokered certificates of deposit	—	261,288	—	261,288
Derivative financial instruments	—	29,330	—	29,330
Total liabilities	$3,074	$290,618	$—	$293,692

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Securities Available for Sale	2014	2013	2014	2013
Balance at beginning of period	$350	$350	$350	$350
Amounts included in earnings	—	—	—	—
Paydowns / sales	(50)	—	(50)	—
Balance at end of period	$300	$350	$300	$350

At June 30, 2014, United had one security that has a Level 3 valuation. It is a trust preferred security in a community bank that has shown deteriorating financial condition during the financial crisis, and is currently deferring interest payments. Since the investment is not actively traded, there is no recent trade activity upon which to assess value. The value assigned to the investment is based on a sales price estimate from a broker. The investment has a par amount of $1 million. The investment is carried at its original cost basis of $1 million with a $700,000 negative mark to fair value through other comprehensive income. United does not consider this investment to be other-than-temporarily impaired, as the community bank was recapitalized by a private equity investment that management believes will result in full payment at maturity.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

United had a second trust preferred security in another community bank that was acquired by United through an acquisition of another financial institution. The investment was recorded at its par amount of $1 million at the time of the acquisition which was estimated to be its fair value. During the financial crisis, the community bank discontinued the payment of interest. United considered the investment to be other than temporarily impaired and recorded a $950,000 impairment charge to write the asset down to its estimated value of $50,000. In the second quarter of 2014, United sold the investment for $200,000 and recorded a gain from the sale of $150,000.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. The table below presents United’s assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2014, December 31, 2013 and June 30, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

June 30, 2014	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$—	$78,104	$78,104
Foreclosed properties	—	—	2,233	2,233
Total	$—	$—	$80,337	$80,337
December 31, 2013
Assets
Loans	$—	$—	$82,798	$82,798
Foreclosed properties	—	—	3,747	3,747
Total	$—	$—	$86,545	$86,545
June 30, 2013
Assets
Loans	$—	$—	$74,685	$74,685
Foreclosed properties	—	—	3,802	3,802
Total	$—	$—	$78,487	$78,487

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

The carrying amount and fair values for other financial instruments that are not measured at fair value on a recurring basis in United’s balance sheet at June 30, 2014, December 31, 2013, and June 30, 2013 are as follows (in thousands).

	Carrying	Fair Value Level
June 30, 2014	Amount	Level 1	Level 2	Level 3	Total
Assets:
Securities held to maturity	$448,752	$—	$458,864	$—	$458,864
Loans, net	4,337,037	—	—	4,275,708	4,275,708
Mortgage loans held for sale	14,918	—	15,157	—	15,157
Liabilities:
Deposits	6,163,545	—	6,152,839	—	6,152,839
Federal Home Loan Bank advances	175,125	—	175,125	—	175,125
Long-term debt	129,865	—	—	132,145	132,145
December 31, 2013
Assets:
Securities held to maturity	479,742	—	485,585	—	485,585
Loans, net	4,252,504	—	—	4,165,591	4,165,591
Mortgage loans held for sale	10,319	—	10,529	—	10,529
Liabilities:
Deposits	6,201,505	—	6,204,815	—	6,204,815
Federal Home Loan Bank advances	120,125	—	120,125	—	120,125
Long-term debt	129,865	—	—	130,262	130,262
June 30, 2013
Assets:
Securities held to maturity	214,947	—	226,695	—	226,695
Loans, net	4,107,523	—	—	4,048,174	4,048,174
Mortgage loans held for sale	19,150	—	19,511	—	19,511
Liabilities:
Deposits	6,011,829	—	5,986,591	—	5,986,591
Federal Home Loan Bank advances	70,125	—	70,125	—	70,125
Long-term debt	124,845	—	—	123,650	123,650

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

The following table summarizes, as of June 30, 2014, December 31, 2013 and June 30, 2013, the contractual amount of off-balance sheet instruments (in thousands):

	June 30, 2014	December 31, 2013	June 30, 2013
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$797,068	$747,170	$600,841
Letters of credit	20,682	19,846	15,631

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

United is a bank holding company registered with the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988.  At June 30, 2014, United had total consolidated assets of $7.35 billion, total loans of $4.41 billion, total deposits of $6.16 billion, and shareholders’ equity of $722 million.

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

United reported net income of $16.4 million for the second quarter of 2014.  This compared to net income of $230 million for the second quarter of 2013.  Diluted earnings per common share were $.27 for the second quarter of 2014, compared to diluted earnings per common share of $3.90 for the second quarter of 2013.

For the six months ended June 30, 2014, United reported net income of $31.8 million.  This compared to net income of $242 million for the first six months of 2013.  Diluted earnings per common share were $.52 for the six months ended June 30, 2014, compared to diluted earnings per common share of $4.05 for the six months ended June 30, 2013.

Second quarter and year-to-date 2013 earnings were significantly impacted by the reversal of the valuation allowance on United’s net deferred tax asset and the sales of classified assets including a large bulk sale transaction.  The classified asset sales resulted in a pre-tax loss of $26.8 million for the second quarter of 2013 which was more than offset by a $272 million credit to income tax expense resulting from the removal of most of the valuation allowance on United’s deferred tax assets.

Taxable equivalent net interest revenue was $55.0 million for the second quarter of 2014, compared to $54.9 million for the same period of 2013.  Net interest margin decreased from 3.33% for the three months ended June 30, 2013 to 3.21% for the same period in 2014.  For the six months ended June 30, 2014, taxable equivalent net interest revenue was $109 million compared to $110 million for the same period of 2013.  Net interest margin decreased from 3.35% for the six months ended June 30, 2013 to 3.21% for the same period in 2014.  The margin decreases for the second quarter and year-to-date were driven by pricing pressures on new and renewed loans and resulting lower yields on loans.

United’s provision for loan losses was $2.20 million for the three months ended June 30, 2014, compared to $48.5 million for the same period in 2013.  Net charge-offs for the second quarter of 2014 were $4.18 million, compared to $72.4 million for the second quarter of 2013.  For the six months ended June 30, 2014, United’s provision for loan losses was $4.70 million, compared to $59.5 million for the same period of 2013.  The sales of approximately $151 million in classified loans in the second quarter of 2013 resulted in a high level of charge-offs and provision for loan losses in the prior year.  Following this accelerated disposition of classified assets in the second quarter of 2013, as well as generally improving credit conditions, United has experienced a lower level of net charge-offs and provision for loan losses beginning with the third quarter of 2013 through the second quarter of 2014.

As of June 30, 2014, United’s allowance for loan losses was $73.2 million, or 1.66% of loans, compared to $81.8 million, or 1.95% of loans, at June 30, 2013.  Nonperforming assets of $23.7 million decreased to .32% of total assets at June 30, 2014 from .44% as of June 30, 2013, due to ongoing improving credit conditions.  During the second quarter of 2014, $9.53 million in loans were placed on nonaccrual compared with $13.2 million in the second quarter of 2013.

Fee revenue of $14.1 million decreased $1.80 million, or 11%, from the second quarter of 2013. The decrease was due primarily to a $1.13 million, or 37%, decrease in mortgage loan and related fees, a $1.33 million decrease in other fee revenue resulting from a non-recurring gain on a bank-owned life insurance policy in the second quarter of 2013 and a $74,000 decrease in customer derivative fees.  Mortgage refinancing activity continued to decline with rising long-term interest rates.  These revenue decreases were offset by a $182,000, or 17%, increase in brokerage fees and a $555,000, or 7%, increase in service charges and fees.  For the first six months of 2014, fee revenue of $26.3 million was down $2.54 million, or 9%, from the same period in 2013, primarily due to the same factors resulting in the quarterly decrease.

For the second quarter of 2014, operating expenses of $40.5 million were down $8.29 million from the second quarter of 2013.  The decrease was primarily related to a decrease of $5.05 million in foreclosed property expense, driven by a lower amount of foreclosed properties following the classified asset sales in the second quarter of 2013.  FDIC assessments and regulatory charges decreased $1.08 million from the second quarter of 2013 to the second quarter of 2014.  For the six months ended June 30, 2014, operating expenses of $79.6 million were down $13.0 million from the same period, mainly due to the same factors that caused the quarterly decrease. Management continues its efforts to reduce costs and improve operating efficiency.

Recent Developments

On June 26, 2014, United completed the purchase of Business Carolina, Inc., an SBA/USDA lending operation in Columbia, South Carolina.  The purchase resulted in the addition of approximately $26 million in SBA/USDA loans to United’s portfolio.

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

Results of Operations

United reported net income of $16.4 million for the second quarter of 2014.  This compared to net income of $230 million for the same period in 2013.  For the second quarter of 2014, diluted earnings per common share were $.27 compared to $3.90 for the second quarter of 2013.  For the six months ended June 30, 2014, United reported net income of $31.8 million compared to net income of $242 million for the same period in 2013.  Net income and earnings per share for the three and six months ended June 30, 2013 were elevated by the recognition of United’s substantial tax benefits with the reversal of the deferred tax asset valuation allowance.  The effect of the tax benefit on net income was partially offset by higher net charge-offs and a pre-tax loss resulting from the accelerated disposition of classified assets in the second quarter of 2013.

Table 1 - Financial Highlights Selected Financial Information
						Second	For the Six
	2014		2013			Quarter	Months Ended		YTD
(in thousands, except per share	Second	First	Fourth	Third	Second	2014-2013	June 30,		2014-2013
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change	2014	2013	Change
INCOME SUMMARY
Interest revenue	$61,783	$60,495	$61,695	$61,426	$62,088		$122,278	$124,202
Interest expense	6,833	6,326	5,816	7,169	7,157		13,159	14,697
Net interest revenue	54,950	54,169	55,879	54,257	54,931	—%	109,119	109,505	—%
Provision for credit losses	2,200	2,500	3,000	3,000	48,500		4,700	59,500
Fee revenue	14,143	12,176	13,519	14,225	15,943	(11)	26,319	28,854	(9)
Total revenue	66,893	63,845	66,398	65,482	22,374		130,738	78,859
Operating expenses	40,532	39,050	41,614	40,097	48,823	(17)	79,582	92,593	(14)
Income (loss) before income taxes	26,361	24,795	24,784	25,385	(26,449)		51,156	(13,734)
Income tax expense (benefit)	10,004	9,395	8,873	9,885	(256,413)		19,399	(255,463)
Net income	16,357	15,400	15,911	15,500	229,964		31,757	241,729
Preferred dividends and discount accretion	—	439	2,912	3,059	3,055		439	6,107
Net income available to common shareholders	$16,357	$14,961	$12,999	$12,441	$226,909		$31,318	$235,622

PERFORMANCE MEASURES
Per common share:
Diluted income	$.27	$.25	$.22	$.21	$3.90		$.52	$4.05
Book value	11.94	11.66	11.30	10.99	10.90	10	11.94	10.90	10
Tangible book value (2)	11.91	11.63	11.26	10.95	10.82	10	11.91	10.82	10

Key performance ratios:
Return on common equity (1)(3)	8.99%	8.64%	7.52%	7.38%	197.22%		8.82%	108.34%
Return on assets (3)	.88	.85	.86	.86	13.34		.87	7.09
Net interest margin (3)	3.21	3.21	3.26	3.26	3.33		3.21	3.35
Efficiency ratio	58.65	59.05	60.02	58.55	68.89		58.85	66.98
Equity to assets	9.61	9.52	11.62	11.80	11.57 (4)		9.56	8.90
Tangible equity to assets (2)	9.58	9.50	11.59	11.76	11.53 (4)		9.54	8.83
Tangible common equity to assets (2)	9.58	9.22	8.99	9.02	8.79 (4)		9.40	5.99
Tangible common equity to risk-weighted assets (2)	13.92	13.63	13.18	13.34	13.16		13.92	13.16

ASSET QUALITY *
Non-performing loans	$20,724	$25,250	$26,819	$26,088	$27,864		$20,724	$27,864
Foreclosed properties	2,969	5,594	4,221	4,467	3,936		2,969	3,936
Total non-performing assets (NPAs)	23,693	30,844	31,040	30,555	31,800		23,693	31,800
Allowance for loan losses	73,248	75,223	76,762	80,372	81,845		73,248	81,845
Net charge-offs	4,175	4,039	4,445	4,473	72,408		8,214	84,792
Allowance for loan losses to loans	1.66%	1.73%	1.77%	1.88%	1.95%		1.66%	1.95%
Net charge-offs to average loans (3)	.38	.38	.41	.42	6.87		.38	4.07
NPAs to loans and foreclosed properties	.54	.71	.72	.72	.76		.54	.76
NPAs to total assets	.32	.42	.42	.42	.44		.32	.44

AVERAGE BALANCES ($ in millions)
Loans	$4,376	$4,356	$4,315	$4,250	$4,253	3	$4,366	$4,225	3
Investment securities	2,326	2,320	2,280	2,178	2,161	8	2,323	2,151	8
Earning assets	6,861	6,827	6,823	6,615	6,608	4	6,844	6,578	4
Total assets	7,418	7,384	7,370	7,170	6,915	7	7,401	6,875	8
Deposits	6,187	6,197	6,190	5,987	5,983	3	6,192	5,964	4
Shareholders’ equity	713	703	856	846	636	12	708	612	16
Common shares - basic (thousands)	60,712	60,059	59,923	59,100	58,141		60,386	58,111
Common shares - diluted (thousands)	60,714	60,061	59,925	59,202	58,141		60,388	58,111

AT PERIOD END ($ in millions)
Loans *	$4,410	$4,356	$4,329	$4,267	$4,189	5	$4,410	$4,189	5
Investment securities	2,190	2,302	2,312	2,169	2,152	2	2,190	2,152	2
Total assets	7,352	7,398	7,425	7,243	7,163	3	7,352	7,163	3
Deposits	6,164	6,248	6,202	6,113	6,012	3	6,164	6,012	3
Shareholders’ equity	722	704	796	852	829	(13)	722	829	(13)
Common shares outstanding (thousands)	60,139	60,092	59,432	59,412	57,831		60,139	57,831

(1)
Net income available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss).  (2)  Excludes effect of acquisition related intangibles and associated amortization.  (3)  Annualized.  (4)  Calculated as of period-end.

*	Excludes loans and foreclosed properties covered by loss sharing agreements with the FDIC.

Table 1 Continued - Non-GAAP Performance Measures Reconciliation Selected Financial Information

	2014		2013			For the Six Months
(in thousands, except per share	Second	First	Fourth	Third	Second	Ended June 30,
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	2014	2013
Interest revenue reconciliation
Interest revenue - taxable equivalent	$61,783	$60,495	$61,695	$61,426	$62,088	$122,278	$124,202
Taxable equivalent adjustment	(377)	(357)	(380)	(370)	(368)	(734)	(733)
Interest revenue (GAAP)	$61,406	$60,138	$61,315	$61,056	$61,720	$121,544	$123,469

Net interest revenue reconciliation
Net interest revenue - taxable equivalent	$54,950	$54,169	$55,879	$54,257	$54,931	$109,119	$109,505
Taxable equivalent adjustment	(377)	(357)	(380)	(370)	(368)	(734)	(733)
Net interest revenue (GAAP)	$54,573	$53,812	$55,499	$53,887	$54,563	$108,385	$108,772

Total revenue reconciliation
Total operating revenue	$66,893	$63,845	$66,398	$65,482	$22,374	$130,738	$78,859
Taxable equivalent adjustment	(377)	(357)	(380)	(370)	(368)	(734)	(733)
Total revenue (GAAP)	$66,516	$63,488	$66,018	$65,112	$22,006	$130,004	$78,126

Income (loss) before taxes reconciliation
Income (loss) before taxes	$26,361	$24,795	$24,784	$25,385	$(26,449)	$51,156	$(13,734)
Taxable equivalent adjustment	(377)	(357)	(380)	(370)	(368)	(734)	(733)
Income (loss) before taxes (GAAP)	$25,984	$24,438	$24,404	$25,015	$(26,817)	$50,422	$(14,467)

Income tax expense (benefit) reconciliation
Income tax expense (benefit)	$10,004	$9,395	$8,873	$9,885	$(256,413)	$19,399	$(255,463)
Taxable equivalent adjustment	(377)	(357)	(380)	(370)	(368)	(734)	(733)
Income tax expense (benefit) (GAAP)	$9,627	$9,038	$8,493	$9,515	$(256,781)	$18,665	$(256,196)

Book value per common share reconciliation
Tangible book value per common share	$11.91	$11.63	$11.26	$10.95	$10.82	$11.91	$10.82
Effect of goodwill and other intangibles	.03	.03	.04	.04	.08	.03	.08
Book value per common share (GAAP)	$11.94	$11.66	$11.30	$10.99	$10.90	$11.94	$10.90

Average equity to assets reconciliation
Tangible common equity to assets	9.58%	9.22%	8.99%	9.02%	8.79%	9.40%	5.99%
Effect of preferred equity	—	.28	2.60	2.74	2.74	.14	2.84
Tangible equity to assets	9.58	9.50	11.59	11.76	11.53	9.54	8.83
Effect of goodwill and other intangibles	.03	.02	.03	.04	.04	.02	.07
Equity to assets (GAAP)	9.61%	9.52%	11.62%	11.80%	11.57%	9.56%	8.90%

Tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	13.92%	13.63%	13.18%	13.34%	13.16%	13.92%	13.16%
Effect of other comprehensive income	.53	.36	.39	.49	.29	.53	.29
Effect of deferred tax limitation	(3.74)	(3.92)	(4.26)	(4.72)	(4.99)	(3.74)	(4.99)
Effect of trust preferred	1.04	1.03	1.04	1.09	1.11	1.04	1.11
Effect of preferred equity	—	—	2.39	4.01	4.11	—	4.11
Tier I capital ratio (Regulatory)	11.75%	11.10%	12.74%	14.21%	13.68%	11.75%	13.68%

Net Interest Revenue (Taxable Equivalent)

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue.  United actively manages this revenue source to provide optimal levels of revenue while balancing interest rate, credit and liquidity risks.  Taxable equivalent net interest revenue for the three months ended June 30, 2014 was $55.0 million, equal to the second quarter of 2013.  Lower revenue on the loan portfolio and higher costs on borrowed funds were offset partially by higher investment securities interest revenue and lower deposit costs.  United continues to focus on loan and deposit pricing in an effort to maintain a steady level of net interest revenue.

While average loans increased $123 million, or 3%, from the second quarter of last year, the yield on loans decreased 35 basis points, reflecting the continuing effect of the low interest rate environment and pricing competition for a limited number of quality lending opportunities.

Average interest-earning assets for the second quarter of 2014 increased $253 million, or 4%, from the same period in 2013, due primarily to the increase in loans and securities.  Average investment securities for the second quarter of 2014 increased $165 million from a year ago consistent with general growth in the balance sheet as management has maintained the investment portfolio at approximately 30 percent of total assets over the last year.  The average yield on the investment portfolio increased 24 basis points from a year ago, partially due to changes in the asset mix but also due to slowing prepayment activity in the mortgage backed securities portfolio which was mostly purchased at a premium.  Generally, prepayment activity resulting from low mortgage rates accelerates the amortization of premiums causing a reduction in the yield on the bonds.

During the second quarter United sold approximately $237 million in securities which were mostly low-yielding variable-rate collateralized mortgage obligations (“CMOs”) and fixed rate corporate bonds that had been swapped to a floating rate.  Improvement in the credit spreads on the corporate bonds allowed United to sell the securities at an attractive gain that was used to repay $44 million in costly structured repurchase agreements that were paying a 4% interest rate.  About $120 million of the proceeds from the sales of securities were reinvested in fixed rate mortgage-backed securities (“MBS”) securities and higher yielding floating rate collateralized loan obligations (“CLOs”) to offset the impact of the decrease in interest revenue on the sold securities.

Also as a result of improvement in the interest sensitivity position, United effectively terminated $300 million notional in pay fixed forward starting swaps that were serving as cash flow hedges of LIBOR based wholesale borrowings and indexed money market deposits.  The swaps were entered into in 2012 in anticipation of rising interest rates and became effective in the first and second quarters of 2014.  Changes in United’s balance sheet since that time made the hedges no longer necessary to achieve a neutral interest sensitivity position.

The securities transactions, along with slowing prepayment activity in United’s mortgage backed securities, which were mostly purchased at a premium, increased the overall yield in the investment portfolio.  The higher investment securities yields did not completely offset the decline in loan yields, which drove the average yield on interest-earning assets for the second quarter of 2014 to 3.61%, down 16 basis points from 3.77% in the second quarter of 2013.  The yield on other interest-earning assets increased 46 basis points although the average balance declined from the second quarter of 2013.  United utilizes reverse repurchase agreements, including collateral swap transactions, where the company enters into a repurchase agreement and reverse repurchase agreement simultaneously with the same counterparty subject to a master netting agreement.  In these transactions, the offsetting balances are netted on the balance sheet.

Average interest-bearing liabilities increased $179 million, or 4%, from the second quarter of 2013.  Average noninterest bearing deposits increased $162 million from the second quarter of 2013 to the second quarter of 2014.  The average cost of interest-bearing liabilities for the second quarter of 2014 was .54% compared to .58% for the same period of 2013, reflecting United’s concerted efforts to reduce deposit pricing.  During the second quarter of 2014, in conjunction with balance sheet restructuring activities, United prepaid approximately $44 million in other borrowings that were costing approximately 4%.  Also contributing to the overall lower rate on interest-bearing liabilities was a shift in the mix of deposits away from more expensive time deposits toward lower-rate transaction deposits.

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

For the three months ended June 30, 2014 and 2013, the net interest spread was 3.07% and 3.19%, respectively, while the net interest margin was 3.21% and 3.33%, respectively.  The decline in both ratios is due to lower yields on loans, which were not completely offset by the higher securities yield and lower rates paid for deposits and other interest bearing liabilities.

For the first six months of 2014, net interest revenue was $109 million, a decrease of $386,000, or less than 1%, from the first six months of 2013.  Average earning assets increased $266 million, or 4%, during the first six months of 2014, compared to the same period a year ago.  The yield on earning assets decreased 20 basis points from 3.80% for the six months ended June 30, 2013, to 3.60% for the six months ended June 30, 2014, due to declining loan yields.  The lower loan portfolio yield reflects competitive pricing pressure on new and renewed loans. Investment yields increased 18 basis points for the first six months of 2014 compared to the first six months of 2013, which helped offset some of the decrease on loan yields.  The rate on interest bearing liabilities over the same period decreased 8 basis points.  The combined effect of the lower yield on interest earning assets, which was not completely offset by the increase in securities yield and the reduction in rates paid on interest bearing liabilities, resulted in the net interest margin decreasing 14 basis points from the six months ended June 30, 2013 to the six months ended June 30, 2014.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2014 and 2013.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis For the Three Months Ended June 30,
	2014			2013
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,376,174	$48,435	4.44%	$4,253,361	$50,808	4.79%
Taxable securities (3)	2,306,457	11,972	2.08	2,139,221	9,864	1.84
Tax-exempt securities (1)(3)	19,592	316	6.45	21,597	344	6.37
Federal funds sold and other interest-earning assets	158,418	1,060	2.68	193,370	1,072	2.22

Total interest-earning assets	6,860,641	61,783	3.61	6,607,549	62,088	3.77
Non-interest-earning assets:
Allowance for loan losses	(76,843)			(106,417)
Cash and due from banks	63,853			63,457
Premises and equipment	161,443			168,272
Other assets (3)	408,768			181,987
Total assets	$7,417,862			$6,914,848

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,356,141	411	.12	$1,245,301	419	.13
Money market	1,361,045	757	.22	1,306,522	534	.16
Savings	275,540	21	.03	245,211	36	.06
Time less than $100,000	818,048	933	.46	1,000,511	1,568	.63
Time greater than $100,000	563,489	865	.62	674,200	1,380	.82
Brokered time deposits	334,919	220	.26	195,182	2	.00
Total interest-bearing deposits	4,709,182	3,207	.27	4,666,927	3,939	.34

Federal funds purchased and other borrowings	108,311	908	3.36	72,139	522	2.90
Federal Home Loan Bank advances	154,795	80	.21	58,916	30	.20
Long-term debt	129,865	2,638	8.15	124,838	2,666	8.57
Total borrowed funds	392,971	3,626	3.70	255,893	3,218	5.04

Total interest-bearing liabilities	5,102,153	6,833	.54	4,922,820	7,157	.58
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,477,849			1,315,812
Other liabilities	125,173			40,603
Total liabilities	6,705,175			6,279,235
Shareholders’ equity	712,687			635,613
Total liabilities and shareholders’ equity	$7,417,862			$6,914,848

Net interest revenue		$54,950			$54,931
Net interest-rate spread			3.07%			3.19%

Net interest margin (4)			3.21%			3.33%

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
(3)
Securities available for sale are shown at amortized cost.  Pretax unrealized gains of $1.86 million in 2014 and pretax unrealized gains of $17.7 million in 2013 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2014 and 2013.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis For the Six Months Ended June 30,
	2014			2013
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,365,930	$96,303	4.45%	$4,225,215	$101,808	4.86%
Taxable securities (3)	2,303,404	23,391	2.03	2,129,208	19,596	1.84
Tax-exempt securities (1)(3)	19,881	624	6.28	21,665	691	6.38
Federal funds sold and other interest-earning assets	154,651	1,960	2.53	201,478	2,107	2.09

Total interest-earning assets	6,843,866	122,278	3.60	6,577,566	124,202	3.80
Non-interest-earning assets:
Allowance for loan losses	(77,165)			(108,667)
Cash and due from banks	62,958			63,873
Premises and equipment	162,112			168,773
Other assets (3)	409,466			173,168
Total assets	$7,401,237			$6,874,713

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,385,964	851	.12	$1,274,144	873	.14
Money market	1,368,975	1,320	.19	1,282,101	1,096	.17
Savings	267,588	41	.03	239,691	72	.06
Time less than $100,000	847,707	1,946	.46	1,020,000	3,317	.66
Time greater than $100,000	570,799	1,783	.63	684,320	2,857	.84
Brokered time deposits	311,579	60	.04	185,210	67	.07
Total interest-bearing deposits	4,752,612	6,001	.25	4,685,466	8,282	.36

Federal funds purchased and other borrowings	110,436	1,748	3.19	72,148	1,038	2.90
Federal Home Loan Bank advances	140,014	138	.20	46,064	49	.21
Long-term debt	129,865	5,272	8.19	124,827	5,328	8.61
Total borrowed funds	380,315	7,158	3.80	243,039	6,415	5.32

Total interest-bearing liabilities	5,132,927	13,159	.52	4,928,505	14,697	.60
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,439,447			1,278,875
Other liabilities	120,943			55,639
Total liabilities	6,693,317			6,263,019
Shareholders’ equity	707,920			611,694
Total liabilities and shareholders’ equity	$7,401,237			$6,874,713

Net interest revenue		$109,119			$109,505
Net interest-rate spread			3.08%			3.20%

Net interest margin (4)			3.21%			3.35%

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
(3)
Securities available for sale are shown at amortized cost.  Pretax unrealized losses of $1.37 million in 2014 and pretax unrealized gains of $17.4 million in 2013 are included in other assets for purposes of this presentation.

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

Table 4 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Compared to 2013			Compared to 2013
	Increase (decrease)			Increase (decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$1,437	$(3,810)	$(2,373)	$3,310	$(8,815)	$(5,505)
Taxable securities	808	1,300	2,108	1,676	2,119	3,795
Tax-exempt securities	(32)	4	(28)	(56)	(11)	(67)
Federal funds sold and other interest-earning assets	(212)	200	(12)	(544)	397	(147)
Total interest-earning assets	2,001	(2,306)	(305)	4,386	(6,310)	(1,924)

Interest-bearing liabilities:
NOW accounts	36	(44)	(8)	73	(95)	(22)
Money market accounts	23	200	223	78	146	224
Savings deposits	4	(19)	(15)	8	(39)	(31)
Time deposits less than $100,000	(255)	(380)	(635)	(500)	(871)	(1,371)
Time deposits greater than $100,000	(204)	(311)	(515)	(427)	(647)	(1,074)
Brokered deposits	2	216	218	33	(40)	(7)
Total interest-bearing deposits	(394)	(338)	(732)	(735)	(1,546)	(2,281)
Federal funds purchased & other borrowings	293	93	386	597	113	710
Federal Home Loan Bank advances	50	—	50	93	(4)	89
Long-term debt	105	(133)	(28)	210	(266)	(56)
Total borrowed funds	448	(40)	408	900	(157)	743
Total interest-bearing liabilities	54	(378)	(324)	165	(1,703)	(1,538)

Increase in net interest revenue	$1,947	$(1,928)	$19	$4,221	$(4,607)	$(386)

Provision for Credit Losses

The provision for credit losses is based on management’s evaluation of probable incurred losses in the loan portfolio and corresponding analysis of the allowance for credit losses at quarter-end.  The provision for credit losses was $2.20 million and $4.70 million, respectively, for the second quarter and first six months of 2014, compared to $48.5 million and $59.5 million, respectively, for the same periods in 2013.  The amount of provision recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, and was sufficient to cover incurred losses in the loan portfolio.  The second quarter and first six months of 2014 loan loss provisions were lower than those for the comparable periods 2013, due to the second quarter 2013 classified asset dispositions and overall improvement in the portfolio credit quality.  For the three and six months ended June 30, 2014, net loan charge-offs as an annualized percentage of average outstanding loans were .38% and .38%, respectively, compared to 6.87% and 4.07%, respectively,  for the same periods in 2013.

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

Over the past two years, United has experienced significant improvement in credit quality and corresponding credit measures.  During the second quarter of 2013 United sold classified assets totaling approximately $172 million, including a bulk sale of $131 million.  The classified asset sales and a general improving trend reduced United’s nonperforming assets to $23.7 million as of June 30, 2014.  Additional discussion on credit quality and the allowance for loan losses is included in the “Asset Quality and Risk Elements” section of this report on page 49.

Fee Revenue

Fee revenue for the three and six months ended June 30, 2014 was $14.1 million and $26.3 million, respectively, a decrease of $1.80 million, or 11%, compared to the second quarter of 2013, and a decrease of $2.54 million, or 9%, from the year-to-date period of 2013. The following table presents the components of fee revenue for the second quarters and first six months of 2014 and 2013.

Table 5 - Fee Revenue
(in thousands)
	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent

Overdraft fees	$2,944	$3,032	$(88)	(3)	$5,864	$6,023	$(159)	(3)
Debit card and interchange fees	3,976	3,639	337	9	7,507	6,866	641	9
Other service charges and fees	1,607	1,301	306	24	3,054	2,486	568	23
Service charges and fees	8,527	7,972	555	7	16,425	15,375	1,050	7
Mortgage loan and related fees	1,877	3,003	(1,126)	(37)	3,231	5,658	(2,427)	(43)
Brokerage fees	1,245	1,063	182	17	2,422	1,830	592	32
Customer derivatives	414	488	(74)	(15)	471	740	(269)	(36)
Securities gains, net	4,435	—	4,435		4,652	116	4,536
Loss on prepayment of borrowings	(4,446)	—	(4,446)		(4,446)		(4,446)
Other	2,091	3,417	(1,326)	(39)	3,564	5,135	(1,571)	(31)
Total fee revenue	$14,143	$15,943	$(1,800)	(11)	$26,319	$28,854	$(2,535)	(9)

Service charges and fees of $8.53 million were up $555,000, or 7%, from the second quarter of 2013.  For the first six months of 2014, service charges and fees of $16.4 million were up $1.05 million, or 7%, from the same period in 2013. The increase resulted from higher debit card interchange fees due to higher transaction volume.  The increase in other service charges and fees reflects new service fees that went into effect January 1, 2014.  Overdraft fees continue to decline as customer utilization of our courtesy overdraft services decreases.

Mortgage loans and related fees for the second quarter and first six months of 2014 were down $1.13 million, or 37%, and $2.43 million, or 43%, respectively, from the same periods in 2013. In the second quarter of 2014, United closed 421 loans totaling $68.5 million compared with 608 loans totaling $95.2 million in the second quarter of 2013.  Year-to-date mortgage production in 2014 amounted to 710 loans totaling $115 million, compared to 1,072 loans totaling $165 million for the same period in 2013. Mortgage refinancing activity has slowed due to rising long-term interest rates.  United had $45.7 million and $75.9 million, respectively, in new purchase money mortgage originations in the second quarter and first six months of 2014, compared with $39.7 million and $66.0 million, respectively, for the same periods a year ago.  Purchase money mortgages increased as a percentage of total production due to lower refinancing activity but also due to an increase in the amount of purchase money mortgages.  The volume of new purchase money mortgages in the second quarter was 68% compared with 49% in the second quarter of 2013.

Brokerage fees increased $182,000, or 17%, from the second quarter of 2013 and increased $592,000, or 32%, compared to the first six months of 2013, as customer balances increased, due to heightened customer demand for income products stemming from continued low interest rates.  Also, referrals and overall activity in this area have increased as United intensified its focus on growing this line of business.  A portion of United’s brokerage fee revenue is derived from the value of assets under management which increased with the overall improvement in the market, further contributing to the increased revenue.

Customer derivative fees of $414,000 were down $74,000 from the second quarter of 2013 and were down $269,000 compared to the first six months of 2013. Management believes the decrease is a reflection of the interest rate environment resulting in a temporary weakening of customer demand in the first quarter of 2014.

United recognized net securities gains of $4.44 million for the second quarter of 2014.  No securities gains or losses were recognized in the second quarter of 2013.  For the first six months of 2014 and 2013, net securities gains totaled $4.65 million and $116,000, respectively.  For the second quarter and first six months of 2014, United also recognized $4.45 million in charges from the prepayment of a structured repurchase agreement.  The securities gains and structured repurchase agreement prepayment charges in the second quarter of 2014 are offsetting and were part of the same overall balance sheet management activities that will improve the securities portfolio yield and lower the overall cost of wholesale borrowings going forward.

Other fee revenue of $2.09 million for the second quarter of 2014 was down $1.33, or 39%, million from the second quarter of 2013. For the first six months of 2014, other fee revenue of $3.56 million was down $1.57 million, or 31%, from the same period in 2013. During the second quarter of 2013, United recorded a $1.37 million death benefit on a bank-owned life insurance policy as well as $468,000 in gains from the sale of low income housing tax credits.  Second quarter 2014 other fee revenue includes $744,000 in gains from the sale of approximately $6 million in SBA loans that were sold in connection with United’s expansion of SBA / USDA lending activities.

Operating Expenses

The following table presents the components of operating expenses for the three and six months ended June 30, 2014 and 2013.

Table 6 - Operating Expenses
(in thousands)
	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent

Salaries and employee benefits	$24,287	$24,734	$(447)	(2)	$48,683	$48,326	$357	1
Communications and equipment	3,037	3,468	(431)	(12)	6,276	6,514	(238)	(4)
Occupancy	3,262	3,449	(187)	(5)	6,640	6,816	(176)	(3)
Advertising and public relations	1,139	1,037	102	10	1,765	1,975	(210)	(11)
Postage, printing and supplies	804	894	(90)	(10)	1,580	1,757	(177)	(10)
Professional fees	2,172	2,499	(327)	(13)	3,599	4,865	(1,266)	(26)
FDIC assessments and other regulatory charges	1,425	2,505	(1,080)	(43)	2,778	5,010	(2,232)	(45)
Amortization of intangibles	361	491	(130)	(26)	748	1,196	(448)	(37)
Other	3,943	4,595	(652)	(14)	7,295	8,650	(1,355)	(16)
Total excluding foreclosed property expenses	40,430	43,672	(3,242)	(7)	79,364	85,109	(5,745)	(7)
Net losses on sales of foreclosed properties	(423)	2,945	(3,368)		(944)	3,050	(3,994)
Foreclosed property write downs	305	1,369	(1,064)		582	2,410	(1,828)
Foreclosed property maintenance expenses	220	837	(617)	(74)	580	2,024	(1,444)	(71)
Total operating expenses	$40,532	$48,823	$(8,291)	(17)	$79,582	$92,593	$(13,011)	(14)

Operating expenses for the second quarter of 2014 totaled $40.5 million, down $8.29 million, or 17%, from the second quarter of 2013.  The decrease mostly reflects lower foreclosed property expenses, losses and write downs associated with the declining volume of foreclosed properties following the classified asset sales in the second quarter of 2013 and lower FDIC assessments.  For the six months ended June 30, 2014, operating expenses totaled $79.6 million, a decrease of $13.0 million, or 14%, from the same period in 2013.  Excluding foreclosed property costs, total operating expenses were $40.4 million and $79.4 million, respectively, for the three and six months ended June 30, 2014, down $3.24 million, or 7%, from the second quarter of 2013, and down $5.75 million, or 7%, from the first six months of 2013.

Salaries and employee benefits for the second quarter of 2014 were $24.3 million, down $447,000, or 2%, from the same period of 2013.  The decrease was mostly due to lower severance costs and mortgage incentives which were both higher in the second quarter of 2013. For the first six months of 2014, salaries and employee benefits of $48.7 million were up $357,000, or 1%, from the first six months of 2013.  Headcount totaled 1,500 at June 30, 2014, unchanged from 2013.

Communications and equipment expense of $3.04 million for the second quarter of 2014 was down $431,000, or 12%, from the second quarter of 2013.  For the first six months of 2014, communications and equipment expense was down $238,000, or 4%, from a year ago.  The decreases reflect lower software maintenance contract costs.

Occupancy expense of $3.26 million and $6.64 million, respectively, for the second quarter and first six months of 2014, was down $187,000, or 5%, and down $176,000, or 3%, respectively, compared to the same periods of 2013.  The decrease was primarily related to lower depreciation, maintenance and utilities costs.

Advertising and public relations expense of $1.14 million, and $1.76 million, respectively, for the second quarter and first six months of 2014, was up $102,000, or 10%, and down $210,000, or 11%, respectively, compared to the same periods of 2013.  The quarterly increase was due to refreshing brochures and other branded marketing items.

Professional fees for the second quarter of 2014 of $2.17 million were down $327,000, or 13%, from the same period in 2013.  For the six months ended June 30, 2014, professional fees of $3.60 million, were down $1.27 million, or 26%. The decrease was primarily due to lower legal fees and fewer consulting projects that are in process.  Legal costs associated with the classified asset sales in 2013 resulted in higher expenses in the prior year.

FDIC assessments and other regulatory charges of $1.42 million and $2.78 million, respectively, for the second quarter and first six months of 2014 were down $1.08 million and $2.23 million, respectively, from the same periods of 2013.  The decreases reflect a lower deposit insurance assessment rate following the termination of our informal memorandum of understanding with the FDIC and the Georgia Department of Banking and Finance late in the fourth quarter of 2013.

Other expense of $3.94 million for the second quarter of 2014 decreased $652,000, or 14%, from the second quarter of 2013.  Year-to-date, other expense of $7.30 million decreased $1.36 million, or 16%, from the first six months of 2013.  The second quarter of 2014 other expense includes one-time losses of $367,000 from the sale of a branch facility and $102,000 from the write-down of the balance of the FDIC loss share indemnification asset due to the expiration of the non single family loss-sharing agreement on the fifth anniversary of the acquisition of Southern Community Bank (“SCB”).  The decrease from prior periods was primarily due to lower appraisal and lending support costs as well as lower ATM network provider costs.

Net gains on sales of foreclosed property totaled $423,000 for the second quarter of 2014, compared to net losses on sale of $2.95 million for the second quarter of 2013. For the six months ended June 30, 2014, net gains on sales were $944,000, compared to net losses on sales of $3.05 million for the same period of the prior year. Net losses were elevated in 2013 due to the classified asset sales. Foreclosed property write-downs for the second quarter and first six months of 2014 were $305,000 and $582,000, respectively, compared to $1.37 million and $2.41 million, respectively, a year ago.  Foreclosed property maintenance expenses include legal fees, property taxes, marketing costs, utility services, maintenance and repair charges and totaled $220,000 and $580,000, respectively, for the second quarter and first six months of 2014 compared with $837,000 and $2.02 million, respectively, a year ago.  These costs continue to decline with the decrease in the number of foreclosed properties held by United.

Income Taxes

Income tax expense for the second quarter and first six months of 2014 was $9.63 million and $18.7 million, respectively, as compared with income tax benefit of $257 million and $256 million, respectively, for the same periods of 2013.  The effective tax rate (as a percentage of pre-tax earnings) for the three and six months ended June 30, 2014 was 37%.  The effective tax rate for the second quarter and first six months of 2013 was not meaningful due to the reversal of the full valuation allowance on United’s deferred tax asset. For the remainder of 2014, United expects to record income tax expense at an effective tax rate of approximately 37%.

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

At June 30, 2014, United reported a net deferred tax asset of $233 million, net of a valuation allowance of $4.10 million that related to specific state income tax credits that have short carryforward periods and therefore are expected to expire before they can be utilized.  This compared to a deferred tax asset of $259 million, net of a valuation allowance of $4.10 million at December 31, 2013 and $272 million, net of a valuation allowance of $4.96 million at June 30, 2013.

The deferred tax asset valuation allowance was reversed in the second quarter of 2013 following the achievement of six consecutive quarters of profitability.  The recent positive earnings results and improving credit measures provide an objective basis for a conclusion that profitability is sustainable and improving.  In addition, the second quarter 2013 sale of classified assets improved United’s ability to project credit costs and forecast profitability going forward by removing the assets that were most likely to drive future credit losses.  As a result of this discretionary distressed asset sale and continuing improvement in credit quality, United’s classified asset ratio (classified assets as a percentage of Tier 1 capital and the allowance for loan losses) improved to 23% at June 30, 2014 from 27% at both December 31, 2013 and June 30, 2013.

Based on all evidence considered, as of June 30, 2014, management again concluded it was more likely than not that our net deferred tax asset would be realized.  With continuous improvements in credit quality, quarterly earnings for the past ten quarters have closely followed management’s forecast for these periods, excluding the impact of the discretionary sales of classified assets in the second quarter 2013.  The improvement in management’s ability to produce reliable forecasts, continuous and significant improvements in credit quality, and a sustained period of profitability were given appropriate weighting in our analysis, and such evidence was considered sufficient to overcome the weight of the negative evidence related to the significant operating losses in prior years.

In addition to such positive evidence at June 30, 2014, United has also reduced the amount of credit risk inherent in its loan portfolio by reducing its concentration of construction loans and improving its overall loan portfolio diversification.  These changes place United in a strong position to manage through the ongoing weakness in the economy.  United also has a long record of positive earnings and accurate earnings forecasts prior to the recent economic downturn and is currently in a strong capital position.  Effective in the first quarter of 2014, based on a rolling twelve quarters, United is no longer in a three-year cumulative loss position which had previously been considered a significant piece of negative evidence.

Management expects to generate higher levels of future taxable income and believes this will allow for full utilization of United’s net operating loss carryforwards within five to seven years, which is well within the statutory carryforward periods.  In determining whether management’s projections of future taxable income are reliable, management considered objective evidence supporting the forecast assumptions as well as recent experience demonstrating management’s ability to reasonably project future results of operations.  Further, while the banking environment is expected to remain challenging due to economic and other uncertainties, management believes that it can confidently forecast future taxable income at sufficient levels over the future period of time that United has available to realize its June 30, 2014 deferred tax asset.

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

Balance Sheet Review

Total assets at June 30, 2014, December 31, 2013 and June 30, 2013 were $7.35 billion, $7.43 billion and $7.16 billion, respectively.  Average total assets for the second quarter of 2014 were $7.42 billion, up from $6.92 billion in the second quarter of 2013.

The following table presents a summary of the loan portfolio.

Table 7 - Loans Outstanding (excludes loans covered by loss share agreement)
(in thousands)
	June 30,	December 31,	June 30,
	2014	2013	2013
By Loan Type
Owner occupied commercial real estate	$1,163,327	$1,133,543	$1,119,016
Income producing commercial real estate	598,318	623,167	629,129
Commercial & industrial	554,089	471,961	436,988
Commercial construction	159,755	148,903	132,562
Total commercial	2,475,489	2,377,574	2,317,695
Residential mortgage	860,525	875,077	876,608
Home equity lines of credit	451,435	440,887	401,951
Residential construction	301,737	328,579	331,681
Consumer installment	105,160	111,045	109,223
Indirect auto	215,939	196,104	152,210
Total loans	$4,410,285	$4,329,266	$4,189,368

As a percentage of total loans:
Owner occupied commercial real estate	26%	26%	27%
Income producing commercial real estate	14	14	15
Commercial & industrial	13	11	10
Commercial construction	4	3	3
Total commercial	57	54	55
Residential mortgage	19	20	21
Home equity lines of credit	10	10	9
Residential construction	7	8	8
Consumer installment	2	3	3
Indirect auto	5	5	4
Total	100%	100%	100%

By Geographic Location
North Georgia	$1,174,998	$1,240,234	$1,265,109
Atlanta MSA	1,305,401	1,275,139	1,227,352
North Carolina	555,273	571,971	575,425
Coastal Georgia	426,393	423,045	397,182
Gainesville MSA	257,021	254,655	255,510
East Tennessee	269,564	279,587	282,860
South Carolina / Corporate	205,696	88,531	33,720
Other (Indirect Auto)	215,939	196,104	152,210
Total loans	$4,410,285	$4,329,266	$4,189,368

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, Tennessee and South Carolina, including customers who have a seasonal residence in United’s market areas.  More than 80% of the loans are secured by real estate.  At June 30, 2014, total loans, excluding loans that are covered by loss sharing agreements with the FDIC, were $4.41 billion, an increase of $221 million, or 5%, from June 30, 2013.  Despite the weak economy and lagging loan demand, United has continued to pursue lending opportunities.  Commercial and industrial loans are up due to United’s focus on growing business loans.  Much of the growth has come through United’s corporate initiatives in Greenville, South Carolina.  Home equity loans increased primarily due to a successful home equity line promotion.  Indirect auto loans have increased due to additional purchases of loan pools for this portfolio.

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

United’s home equity lines generally require the payment of interest only for a set period after origination.  After this initial period, the outstanding balance begins amortizing and requires the payment of both principal and interest.  At June 30, 2014, December 31, 2013 and June 30, 2013, the funded portion of home equity lines totaled $451 million, $441 million, and $402 million, respectively.

Approximately 3% of the home equity loans at June 30, 2014 were amortizing.  Of the $451 million in balances outstanding at June 30, 2014, $283 million, or 63%, were first liens.  At June 30, 2014, 60% of the total available home equity lines were drawn upon.

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

The table below presents performing substandard loans for the last five quarters.

Table 8 - Performing Substandard Loans
(dollars in thousands)
	June 30,	March 31,	December 31,	September 30,	June 30,
	2014	2014	2013	2013	2013
By Category
Owner occupied commercial real estate	$48,222	$47,526	$43,083	$39,946	$47,124
Income producing commercial real estate	24,633	36,799	34,642	35,596	31,626
Commercial & industrial	5,647	8,141	9,589	10,342	11,458
Commercial construction	4,406	5,281	16,758	16,911	15,766
Total commercial	82,908	97,747	104,072	102,795	105,974
Residential mortgage	41,856	43,572	44,022	45,493	43,874
Home equity	7,562	7,662	7,967	7,679	7,348
Residential construction	12,872	12,977	14,104	15,552	16,631
Consumer installment	1,776	2,310	2,538	2,147	2,505
Indirect auto	562	597	—	—	—
Total	$147,536	$164,865	$172,703	$173,666	$176,332

By Market
North Georgia	$66,709	$69,584	$69,510	$74,456	$68,272
Atlanta MSA	32,975	32,008	43,171	44,650	48,574
North Carolina	19,619	21,735	18,954	20,768	23,440
Coastal Georgia	17,427	18,354	18,561	10,729	8,391
Gainesville MSA	2,832	14,911	14,916	14,820	19,734
East Tennessee	7,412	7,676	7,591	8,243	7,921
South Carolina / Corporate	—	—	—	—	—
Indirect auto	562	597	—	—	—
Total loans	$147,536	$164,865	$172,703	$173,666	$176,332

At June 30, 2014, performing substandard loans totaled $148 million and decreased $17.3 million from the prior quarter-end, and decreased $28.8 million from a year ago.  Performing substandard loans have been on a downward trend as credit conditions have continued to improve and problem credits are resolved.

Reviews of substandard performing and nonperforming loans, troubled debt restructures, past due loans and larger credits, are conducted periodically but not less than on a quarterly basis with management and are designed to identify risk migration and potential charges to the allowance for loan losses.  These reviews are presented by the responsible lending officers and specific action plans are discussed along with the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, changes in risk profile, the effect of prevailing economic conditions on the borrower along with other factors specific to the borrower and its industry.  In addition to United’s internal loan review, United also uses external loan review to ensure the independence of the loan review process.

The following table presents a summary of the changes in the allowance for loan losses for the three and six months ended June 30, 2014 and 2013.

Table 9 - Allowance for Loan Losses
(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Allowance for loan losses at beginning of period	$75,223	$105,753	$76,762	$107,137
Charge-offs:
Owner occupied commercial real estate	918	19,438	1,284	21,732
Income producing commercial real estate	632	7,302	837	10,462
Commercial & industrial	1,012	15,932	1,975	17,755
Commercial construction	131	6,305	132	6,350
Residential mortgage	2,800	5,557	4,381	7,354
Home equity lines of credit	624	1,161	1,627	1,720
Residential construction	1,946	18,530	2,251	21,512
Consumer installment	455	511	1,131	1,176
Indirect auto	89	54	166	96
Total loans charged-off	8,607	74,790	13,784	88,157
Recoveries:
Owner occupied commercial real estate	2,753	1,025	2,843	1,225
Income producing commercial real estate	197	249	197	260
Commercial & industrial	350	356	891	678
Commercial construction	—	10	—	59
Residential mortgage	292	88	357	250
Home equity lines of credit	158	121	168	168
Residential construction	275	24	369	33
Consumer installment	391	500	718	681
Indirect auto	16	9	27	11
Total recoveries	4,432	2,382	5,570	3,365
Net charge-offs	4,175	72,408	8,214	84,792
Provision for loan losses	2,200	48,500	4,700	59,500
Allowance for loan losses at end of period	$73,248	$81,845	$73,248	$81,845
Allowance for unfunded commitments at beginning of period	$2,165	$—	$2,165	$—
Provision for losses on unfunded commitments	—	—	—	—
Allowance for unfunded commitments at end of period	2,165	—	2,165	—
Allowance for credit losses	$75,413	$81,845	$75,413	$81,845
Total loans: *
At period-end	$4,410,285	$4,189,368	$4,410,285	$4,189,368
Average	4,358,101	4,226,952	4,346,974	4,196,756
Allowance for loan losses as a percentage of period-end loans	1.66%	1.95%	1.66%	1.95%
As a percentage of average loans (annualized):
Net charge-offs	.38	6.87	.38	4.07
Provision for loan losses	.20	4.60	.22	2.86
Allowance for loan losses as a percentage of non-performing loans	353	294	353	294
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

The allowance for credit losses, which includes a portion related to unfunded commitments, totaled $75.4 million at June 30, 2014, compared with $78.9 million at December 31, 2013, and $81.8 million at June 30, 2013.  At June 30, 2014, the allowance for loan losses was $73.2 million, or 1.66% of loans, compared with $76.8 million, or 1.77% of total loans, at December 31, 2013 and $81.8 million, or 1.95% of loans, at June 30, 2013.

Management believes that the allowance for loan losses at June 30, 2014 reflects the probable incurred losses in the loan portfolio and unfunded loan commitments.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for credit losses cannot be determined with precision and may be subject to change in future periods.  The amount of any changes could be significant if management’s assessment of loan quality or collateral values change substantially with respect to one or more loan relationships or portfolios. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for credit losses in future periods if, in their opinion, the results of their review warrant such additions.  See the “Critical Accounting Policies” section for additional information on the allowance for loan losses.

Nonperforming Assets

The table below summarizes nonperforming assets, excluding assets covered by the loss-sharing agreements with the FDIC.  Those assets have been excluded from nonperforming assets, as the loss-sharing agreements with the FDIC and purchase price adjustments to reflect credit losses effectively eliminate the likelihood of recognizing any losses on the covered assets.

Table 10 - Nonperforming Assets
(in thousands)
	June 30,	December 31,	June 30,
	2014	2013	2013
Nonperforming loans	$20,724	$26,819	$27,864
Foreclosed properties (OREO)	2,969	4,221	3,936
Total nonperforming assets	$23,693	$31,040	$31,800
Nonperforming loans as a percentage of total loans	.47%	.62%	.67%
Nonperforming assets as a percentage of total loans and OREO	.54	.72	.76
Nonperforming assets as a percentage of total assets	.32	.42	.44

At June 30, 2014, nonperforming loans were $20.7 million compared to $26.8 million at December 31, 2013 and $27.9 million at June 30, 2013.  Nonperforming loans have steadily decreased in dollar amount and as a percentage of total loans.  In addition, the second quarter of 2013 sales of classified assets further reduced nonperforming assets. Nonperforming assets, which include nonperforming loans and foreclosed real estate, totaled $23.7 million at June 30, 2014 compared with $31.0 million at December 31, 2013 and $31.8 million at June 30, 2013.  United sold $4.43 million of foreclosed properties and added $1.69 million in new foreclosures during the second quarter of 2014.

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

Table 11 - Nonperforming Assets by Quarter
(in thousands)
	June 30, 2014			December 31, 2013			June 30, 2013
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Owner occupied commercial real estate	$2,975	$653	$3,628	$5,822	$832	$6,654	$5,283	$547	$5,830
Income producing commercial real estate	1,032	242	1,274	2,518	—	2,518	1,954	—	1,954
Commercial & industrial	1,102	—	1,102	427	—	427	548	—	548
Commercial construction	95	—	95	361	—	361	504	376	880
Total commercial	5,204	895	6,099	9,128	832	9,960	8,289	923	9,212
Residential mortgage	10,201	1,426	11,627	11,730	2,684	14,414	12,847	1,303	14,150
Home equity	510	128	638	1,448	389	1,837	1,491	140	1,631
Residential construction	4,248	520	4,768	4,264	316	4,580	4,838	1,570	6,408
Consumer installment	171	—	171	249	—	249	399	—	399
Indirect auto	390	—	390	—	—	—	—	—	—
Total NPAs	$20,724	$2,969	$23,693	$26,819	$4,221	$31,040	$27,864	$3,936	$31,800
Balance as a % of
Unpaid Principal	66.5%	50.4%	63.9%	65.3%	44.5%	61.4%	62.6%	31.6%	55.8%

BY MARKET
North Georgia	$8,216	$1,392	$9,608	$12,352	$2,494	$14,846	$12,830	$1,617	$14,447
Atlanta MSA	3,883	510	4,393	2,830	684	3,514	3,803	1,197	5,000
North Carolina	5,314	615	5,929	6,567	683	7,250	6,512	295	6,807
Coastal Georgia	782	80	862	2,342	173	2,515	2,588	627	3,215
Gainesville MSA	921	49	970	928	—	928	1,008	—	1,008
East Tennessee	1,218	323	1,541	1,800	187	1,987	1,123	200	1,323
South Carolina	—	—	—	—	—	—	—	—	—
Indirect auto	390	—	390	—	—	—	—	—	—
Total NPAs	$20,724	$2,969	$23,693	$26,819	$4,221	$31,040	$27,864	$3,936	$31,800

Nonperforming assets in the residential construction category were $4.77 million at June 30, 2014, compared with $6.41 million at June 30, 2013, a decrease of $1.64 million, or 26%.  Commercial nonperforming assets decreased from $9.21 million at June 30, 2013 to $6.10 million at June 30, 2014.  Residential mortgage nonperforming assets of $11.6 million decreased $2.52 million from June 30, 2013.  Classified assets have continued to decrease since the asset sales during the second quarter of 2013.

At June 30, 2014, December 31, 2013, and June 30, 2013, United had $91.0 million, $87.0 million and $84.9 million, respectively, in loans with terms that have been modified in troubled debt restructurings (“TDRs”).  Included therein were $6.23 million, $8.25 million and $7.05 million, respectively, of TDRs that were not performing in accordance with their modified terms and were included in nonperforming loans.  The remaining TDRs with an aggregate balance of $84.8 million, $78.7 million and $77.8 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At June 30, 2014, December 31, 2013 and June 30, 2013, there were $107 million, $115 million and $104 million, respectively, of loans classified as impaired under the definition outlined in the Accounting Standards Codification, including TDRs which are by definition considered impaired.  Included in impaired loans at June 30, 2014, December 31, 2013 and June 30, 2013 was $35.0 million, $38.9 million and $34.0 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value.  The balance of impaired loans at June 30, 2014, December 31, 2013 and June 30, 2013 of $72.5 million, $75.7 million and $69.8 million, respectively, had specific reserves that totaled $9.02 million, $6.02 million and $5.06 million, respectively.  The average recorded investment in impaired loans for the second quarters of 2014 and 2013 was $108 million and $104 million, respectively.  For the six months ended June 30, 2014 and 2013, the average recorded investment in impaired loans was $108 million and $179 million, respectively.  For the three and six months ended June 30, 2014, United recognized $1.28 million and $2.50 million in interest revenue on impaired loans compared to $1.20 million and $3.02 million for the same period of the prior year.  United’s policy is to discontinue the recognition of interest revenue for loans classified as impaired under ASC 310-10-35, Receivables, when a loan meets the criteria for nonaccrual status.  Impaired loans increased 4% from June 30, 2013 to June 30, 2014, primarily due to the higher level of TDRs.

The table below summarizes activity in nonperforming assets by quarter.  Assets covered by loss-sharing agreements with the FDIC related to the acquisition of SCB, are not included in this table.

Table 12 - Activity in Nonperforming Assets (in thousands)
	Second Quarter 2014			Second Quarter 2013
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$25,250	$5,594	$30,844	$96,006	$16,734	$112,740
Loans placed on non-accrual	9,529	—	9,529	13,200	—	13,200
Payments received	(4,027)	—	(4,027)	(47,937)	—	(47,937)
Loan charge-offs	(8,341)	—	(8,341)	(23,972)	—	(23,972)
Foreclosures	(1,687)	1,687	—	(9,433)	9,433	—
Capitalized costs	—	—	—	—	55	55
Property sales	—	(4,430)	(4,430)	—	(17,972)	(17,972)
Write downs	—	(305)	(305)	—	(1,369)	(1,369)
Net losses on sales	—	423	423	—	(2,945)	(2,945)
Ending Balance	$20,724	$2,969	$23,693	$27,864	$3,936	$31,800

	First Six Months 2014			First Six Months 2013
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$26,819	$4,221	$31,040	$109,894	$18,264	$128,158
Loans placed on non-accrual (2)	18,832	—	18,832	22,865	—	22,865
Payments received	(5,693)	—	(5,693)	(54,746)	—	(54,746)
Loan charge-offs	(13,180)	—	(13,180)	(34,428)	—	(34,428)
Foreclosures	(6,054)	6,054	—	(15,721)	15,721	—
Capitalized costs	—	—	—	—	109	109
Note / property sales	—	(7,668)	(7,668)	—	(24,698)	(24,698)
Write downs	—	(582)	(582)	—	(2,410)	(2,410)
Net losses on sales	—	944	944	—	(3,050)	(3,050)
Ending Balance	$20,724	$2,969	$23,693	$27,864	$3,936	$31,800

Foreclosed property is initially recorded at fair value, less estimated costs to sell.  If the fair value, less estimated costs to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses.  If the lesser of fair value, less estimated costs to sell or the listed selling price, less the costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property expense.  When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property.  Financed sales of foreclosed property are accounted for in accordance with ASC 360-20, Real Estate Sales.  For the second quarter of 2014, United transferred $1.69 million of loans into foreclosed property through foreclosures.  During the same period, proceeds from sales of foreclosed property were $4.43 million, which includes $970,000 in sales that were financed by United.

Investment Securities

The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue.  The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowings, including repurchase agreements.  Total investment securities at June 30, 2014 increased $37.8 million from a year ago.

At June 30, 2014, December 31, 2013 and June 30, 2013, United had securities held-to-maturity with a carrying amount of $449 million, $480 million, and $215 million, respectively, and securities available-for-sale totaling $1.74 billion, $1.83 billion, and $1.94 billion, respectively. At June 30, 2014, December 31, 2013, and June 30, 2013, the securities portfolio represented approximately 30%, 31%, and 30% of total assets, respectively.

The investment securities portfolio primarily consists of U.S. government sponsored agency mortgage-backed securities, non-agency mortgage-backed securities, corporate securities, municipal securities and asset-backed securities.  Mortgage-backed securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest.  The actual maturities of these securities will usually differ from contractual maturities because loans underlying the securities can prepay.  Decreases in interest rates will generally cause an acceleration of prepayment levels.  In a declining or prolonged low interest rate environment, United may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields.  In a rising rate environment, the opposite occurs - prepayments tend to slow and the weighted average life extends.  This is referred to as extension risk which can lead to lower levels of liquidity due to the delay of cash receipts and can result in the holding of a below market yielding asset for a longer period of time.  United’s asset-backed securities include securities that are backed by student loans and collateralized loan obligations.

Management evaluates its securities portfolio each quarter to determine if any security is considered to be other than temporarily impaired.  In making this evaluation, management considers its ability and intent to hold securities to recover current market losses.  Losses on United’s fixed income securities at June 30, 2014 primarily reflect the effect of changes in interest rates.  United did not recognize any other than temporary impairment losses on its investment securities during the second quarter or first six months of 2014 or 2013.

At June 30, 2014, December 31, 2013 and June 30, 2013, 31%, 41% and 39%, respectively, of the securities portfolio was invested in floating-rate securities or fixed-rate securities that were swapped to floating rates in order to manage exposure to rising interest rates.

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

Total customer deposits, excluding brokered deposits, as of June 30, 2014 were $5.74 billion, an increase of $102 million from June 30, 2013.  Total core deposits (demand, NOW, money market and savings deposits, excluding public funds deposits) of $3.62 billion increased $303 million, or 9%, from a year ago, due to the success of core deposit programs.

Total time deposits, excluding brokered deposits, as of June 30, 2014 were $1.36 billion, down $286 million from June 30, 2013.  Time deposits less than $100,000 totaled $805 million, a decrease of $177 million, or 18%, from a year ago.  Time deposits of $100,000 and greater totaled $554 million as of June 30, 2014, a decrease of $110 million, or 17%, from June 30, 2013.  United continued to offer low rates on certificates of deposit, allowing balances to decline as United’s funding needs declined due to weak loan demand and a shift to lower cost transaction account deposits.

Brokered deposits totaled $424 million as of June 30, 2014, an increase of $49.8 million from a year ago.  United has actively added long-term deposits to diversify our funding base.  These are typically swapped to LIBOR minus a spread, which achieves low cost funding within our interest rate risk parameters.

Wholesale Funding

The Bank is a shareholder in the Federal Home Loan Bank of Atlanta (“FHLB”).  Through this affiliation, FHLB secured advances totaled $175 million, $120 million and $70.1 million, respectively, as of June 30, 2014, December 31, 2013 and June 30, 2013.  United anticipates continued use of this short and long-term source of funds.  Additional information regarding FHLB advances is provided in Note 12 to the consolidated financial statements included in United’s Annual Report on Form 10-K for the year ended December 31, 2013.

At June 30, 2014, December 31, 2013 and June 30, 2013, United had $76.3 million, $53.2 million and $54.2 million, respectively, in other short-term borrowings outstanding.  Included in the balance at June 30, 2014 was $40 million in balances outstanding on United’s holding company line of credit.  United takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of short-term borrowings, such as FHLB advances and brokered deposits.

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

United’s policy is based on the 12-month impact on net interest revenue of interest rate shocks and ramps that increase or decrease from 100 to 400 basis points from the base scenario.  In the shock scenarios, rates immediately change the full amount at the scenario onset.  In the ramp scenarios, rates change by 25 basis points per month.  United’s policy limits the change in net interest revenue over the first 12 months to a 5% decrease for each 100 basis point change in the increasing and decreasing rate ramp and shock scenarios.  Historically low rates on June 30, 2014 and 2013 made use of the down scenarios problematic.  The following table presents United’s interest sensitivity position at June 30, 2014 and 2013.

Table 13 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at June 30,
	2014		2013
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	2.1%	2.3%	3.7%	4.4%
25 basis point decrease	(2.1)	(2.1)	(1.9)	(1.9)

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

The following table presents United’s outstanding derivative positions at June 30, 2014.

Table 14 - Derivative Financial Instruments
(in thousands)

	Number of Contracts	Notional	Purpose	Fair Value (6)
Type of Instrument				Asset	Liability

Fair value hedges of fixed rate brokered deposit (accounting hedge)
Receive fixed cancellable swaps (1)	16	$199,000	Low cost funding	$—	$9,857
De-designated former cash flow hedges
Pay fixed swaps (2)	4	300,000	De-designated cash flow hedge	—	5,641
Offsetting positions to de-designated former cash flow hedges
Receive fixed swaps (2)	4	300,000	Offset to de-designated cash flow hedge	5,641	—
Cash flow hedges of LIBOR indexed money market deposits (accounting hedge)
Pay fixed swaps (3)	2	275,000	Protection from rising interest rates	1,109	523
Customer swap positions
Receive fixed swaps (4)	62	164,602	Provide customer with fixed rate loan	2,572	333
Dealer offset to customer swap positions
Pay fixed swaps (4)	62	164,602	Protection from rising interest rates	333	2,592
Bifurcated derivatives embedded in hybrid host instruments
Pay steepener rate cancellable swap (5)	3	99,000	Low cost funding	12,369	—
Interest rate swaps not designated as accounting hedges
Receive steepener rate cancellable swap (5)	3	99,000	Low cost funding	—	17,599
		$1,601,204		$22,024	$36,545

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

(2) These swaps are forward starting and became effective in the first and second quarters of 2014. They were originally entered into to convert three month LIBOR-based floating rate borrowings and one month LIBOR-based money market deposits to fixed rates for a three-year term in order to provide protection from rising short-term interest rates. In the second quarter of 2014, United determined that the interest rate protection was no longer needed and de-designated these swaps as hedges and entered into mirror image offsetting positions to effectively terminate the hedging relationship.

(3) These swaps are forward starting and become effective in the third quarter of 2014 and the second quarter of 2015. They convert one month LIBOR-based money market deposits to fixed rates for terms of three to eight years. They are used for protection against rising interest rates.

(4) United offers interest rate swaps to customers seeking fixed rate loans under a back to back swap program. United enters into offsetting swap positions with qualified dealers simultaneously with the customer swap. Customer swaps and the offsetting dealer swap positions are marked to market through other fee revenue.

(5) United offers market linked certificates of deposit through broker dealers. The rate paid on these hybrid instruments is based on a formula derived from the spread betweeen the long and short ends of the constant maturity swap (“CMS”) rate curve. This type of instrument is referred to as a steepener since it derives its value from the slope of the CMS curve. United has determined that these hybrid instruments contain an embedded swap contract which has been bifurcated from the host contract. United enters into a swap with a swap dealer simultaneously where the receive rate on the swap mirrors the pay rate on the brokered deposit. The bifurcated derivative and the stand alone swap are both marked to market through other fee revenue. Although these instruments are not treated as an accounting hedge, the swap acts as an effective economic hedge of the steepener index in the brokered deposit.

(6) Market values presented here do not include accrued interest.

From time to time, United will terminate swap or floor positions when conditions change and the position is no longer necessary to manage United’s overall sensitivity to changes in interest rates.  In those situations where the terminated contract was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the contract, the resulting gain or loss is amortized over the remaining life of the original contract.  For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization.  In addition, United’s forward starting active cash flow hedges of floating rate liabilities have become or will begin to become effective over the next twelve months.  United expects that $3.34 million will be reclassified as an increase to deposit interest expense over the next twelve months related to these cash flow hedges.

During the fourth quarter of 2013, United reclassified hedge ineffectiveness gains and losses from other fee revenue to net interest revenue.  This reclassification has been reflected in all prior period results.

United’s policy requires all non-customer facing derivative financial instruments be used only for asset/liability management through the hedging of specific transactions or positions, and not for trading or speculative purposes.  Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material effect on our financial condition or results of operations.  In order to mitigate potential credit risk, from time to time United may require the counterparties to derivative contracts to pledge securities as collateral to cover the net exposure.

Liquidity Management

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet the ongoing operational cash needs and to take advantage of revenue producing opportunities as they arise.  While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of United to maintain a sufficient level of liquidity in all expected economic environments.  To assist in determining the adequacy of its liquidity, United performs a variety of liquidity stress tests including idiosyncratic, systematic and combined scenarios for both moderate and severe events.  Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities.  Liquidity management involves maintaining United’s ability to meet the daily cash flow requirements of the Bank’s customers, both depositors and borrowers.  United maintains an unencumbered liquid asset reserve to ensure its ability to meet its obligations.  The size of the reserve is determined through severe liquidity stress testing and covers a 30 day period.

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

Two key objectives of asset/liability management are to provide for adequate liquidity in order to meet the needs of customers and to maintain an appropriate balance between interest-sensitive assets and interest-sensitive liabilities to optimize net interest revenue.  Daily monitoring of the sources and uses of funds is necessary to maintain a position that meets both requirements.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities, as well as the ability to use these as collateral for borrowings on a secured basis.  We also maintain excess funds in short-term interest-bearing assets that provide additional liquidity.  Mortgage loans held for sale totaled $14.9 million at June 30, 2014, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market.

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

At June 30, 2014, United had cash and cash equivalent balances of $240 million and had sufficient qualifying collateral to increase FHLB advances by $921 million and Federal Reserve discount window capacity of $682 million.  United also has the ability to raise substantial funds through brokered deposits.  In addition to these wholesale sources, United has the ability to attract retail deposits by competing more aggressively on pricing.

As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $39.9 million for the six months ended June 30, 2014.  The net income of $31.8 million for the six month period included the deferred income tax expense of $18.7 million, and non-cash expenses for the following: provision for loan losses of $4.70 million, depreciation, amortization and accretion of $9.97 million and stock-based compensation expense of $2.23 million.  These sources of cash from operating activities were offset by the following uses of cash:  increase in other assets of $2.57 million, increase in mortgage loans held for sale of $4.60 million and a decrease in accrued expenses and other liabilities of $19.7 million.  Net cash provided by investing activities of $47.7 million consisted primarily of proceeds from sales, maturities and calls of securities of $533 million, proceeds from sales of foreclosed properties of $5.87 million and proceeds from notes sales of $4.56 million, partially offset by a $55.2 million increase in loans, purchases of investment securities totaling $412 million, and $31.2 million paid for the acquisition of Business Carolina Inc.  Net cash used in financing activities of $76.5 million consisted primarily of $122 million in payments to redeem preferred stock, $1.80 million in dividends to common shareholders and a $38.0 million decrease in deposits.  This was partially offset by a $55.0 million increase in FHLB advances, an $18.6 million increase in short-term borrowings, and $12.2 million from the issuance of common stock.  In the opinion of management, United’s liquidity position at June 30, 2014, was sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

Shareholders’ equity at June 30, 2014 was $722 million, a decrease of $73.7 million from December 31, 2013 due to United’s redemption of preferred stock outstanding.  Accumulated other comprehensive loss, which includes unrealized gains and losses on securities available-for-sale, the unrealized gains and losses on derivatives qualifying as cash flow hedges and unamortized prior service cost and actuarial gains and losses on United’s modified retirement plan, is excluded in the calculation of regulatory capital adequacy ratios.  Excluding the change in the accumulated other comprehensive income, shareholders’ equity decreased $77.6 million from December 31, 2013.

As of June 30, 2014, United no longer had any preferred stock outstanding.  On December 27, 2013, United redeemed $75 million of its $180 million in outstanding Series B Preferred Stock at par.  The remaining $105 million of United’s Series B Preferred Stock was redeemed at par on January 10, 2014.  United funded both redemptions by utilizing cash on hand, cash dividends from the Bank and short-term debt.  On March 3, 2014, United redeemed all of its outstanding $16.6 million in Series D Preferred Stock at par.

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

The following table shows United’s capital ratios, as calculated under regulatory guidelines, at June 30, 2014, December 31, 2013 and June 30, 2013.

Table 15 - Capital Ratios
(dollars in thousands)
	Regulatory Guidelines		United Community Banks, Inc. (Consolidated)			United Community Bank
		Well	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	Minimum	Capitalized	2014	2013	2013	2014	2013	2013
Risk-based ratios:
Tier I capital	4.0%	6.0%	11.75%	12.74%	13.68%	13.36%	13.55%	14.20%
Total capital	8.0	10.0	13.00	13.99	15.23	14.62	14.81	15.46
Leverage ratio	3.0	5.0	8.29	9.08	9.80	9.41	9.61	10.15

Tier I capital			$598,673	$649,162	$653,590	$680,172	$686,687	$677,694
Total capital			662,499	713,063	727,587	743,938	750,216	737,615

Risk-weighted assets			5,094,469	5,097,091	4,777,940	5,089,635	5,066,948	4,771,764
Average total assets			7,225,333	7,150,360	6,672,152	7,225,922	7,142,050	6,679,717

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”.  Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2014 and 2013.

Table 16 - Stock Price Information

	2014				2013
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume
First quarter	$20.28	$15.74	$19.41	494,205	$11.57	$9.59	$11.34	195,803
Second quarter	19.87	14.86	16.37	308,486	12.94	10.15	12.42	184,922
Third quarter					16.04	12.15	14.99	341,270
Fourth quarter					18.56	14.82	17.75	421,948

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

Item 3.          Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of June 30, 2014 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2013.  The interest rate sensitivity position at June 30, 2014 is included in management’s discussion and analysis on page 54 of this report.

Item 4.          Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of United’s disclosure controls and procedures as of June 30, 2014.  Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Date: August 11, 2014

