Form 10-Q
period 2014-09-30
UNITED COMMUNITY BANKS INC
filed 2014-11-10
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

YES ☐  NO ☒

Common stock, par value $1 per share 50,172,042 shares voting and 10,080,787 shares non-voting outstanding as of October 31, 2014.

Part I – Financial Information

Item 1 – Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2014	2013	2014	2013
Interest revenue:
Loans, including fees	$49,653	$50,162	$145,602	$151,827
Investment securities, including tax exempt of $177, $202, $558 and $624	12,346	9,887	36,118	29,905
Deposits in banks and short-term investments	934	1,007	2,757	2,793
Total interest revenue	62,933	61,056	184,477	184,525

Interest expense:
Deposits:
NOW	365	413	1,216	1,286
Money market	872	545	2,192	1,641
Savings	20	37	61	109
Time	1,721	2,630	5,510	8,871
Total deposit interest expense	2,978	3,625	8,979	11,907
Short-term borrowings	316	525	2,064	1,563
Federal Home Loan Bank advances	435	16	573	65
Long-term debt	2,642	3,003	7,914	8,331
Total interest expense	6,371	7,169	19,530	21,866
Net interest revenue	56,562	53,887	164,947	162,659
Provision for credit losses	2,000	3,000	6,700	62,500
Net interest revenue after provision for credit losses	54,562	50,887	158,247	100,159

Fee revenue:
Service charges and fees	8,202	8,456	24,627	23,831
Mortgage loan and other related fees	2,178	2,554	5,409	8,212
Brokerage fees	1,209	1,274	3,631	3,104
Securities gains, net	11	—	4,663	116
Loss from prepayment of debt	—	—	(4,446)	—
Other	2,812	1,941	6,847	7,816
Total fee revenue	14,412	14,225	40,731	43,079
Total revenue	68,974	65,112	198,978	143,238

Operating expenses:
Salaries and employee benefits	25,666	23,090	74,349	71,416
Communications and equipment	3,094	3,305	9,370	9,819
Occupancy	3,425	3,379	10,065	10,195
Advertising and public relations	894	962	2,659	2,937
Postage, printing and supplies	876	644	2,456	2,401
Professional fees	2,274	2,650	5,873	7,515
Foreclosed property	285	194	503	7,678
FDIC assessments and other regulatory charges	1,131	2,405	3,909	7,415
Amortization of intangibles	313	427	1,061	1,623
Other	3,406	3,041	10,701	11,691
Total operating expenses	41,364	40,097	120,946	132,690
Net income before income taxes	27,610	25,015	78,032	10,548
Income tax expense (benefit)	9,994	9,515	28,659	(246,681)
Net income	17,616	15,500	49,373	257,229
Preferred stock dividends and discount accretion	—	3,059	439	9,166
Net income available to common shareholders	$17,616	$12,441	$48,934	$248,063

Earnings per common share:
Basic	$.29	$.21	$.81	$4.24
Diluted	.29	.21	.81	4.24
Weighted average common shares outstanding:
Basic	60,776	59,100	60,511	58,443
Diluted	60,779	59,202	60,513	58,444

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Comprehensive Income (Unaudited)

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
2014	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$27,610	$(9,994)	$17,616	$78,032	$(28,659)	$49,373
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period	(4,357)	1,626	(2,731)	10,696	(4,031)	6,665
Reclassification adjustment for gains included in net income	(11)	4	(7)	(4,663)	1,821	(2,842)
Net unrealized gains (losses)	(4,368)	1,630	(2,738)	6,033	(2,210)	3,823
Amortization of gains included in net income on available-for-sale securities transferred to held-to-maturity	468	(176)	292	1,207	(453)	754
Net unrealized gains	468	(176)	292	1,207	(453)	754
Amounts reclassified into net income on cash flow hedges	711	(277)	434	1,381	(538)	843
Unrealized gains (losses) on derivative financial instruments accounted for as cash flow hedges	412	(160)	252	(5,967)	2,322	(3,645)
Net unrealized gains (losses)	1,123	(437)	686	(4,586)	1,784	(2,802)
Net actuarial gain on defined benefit pension plan	—	—	—	296	(115)	181
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	91	(36)	55	274	(107)	167
Net defined benefit pension plan activity	91	(36)	55	570	(222)	348
Total other comprehensive income (loss)	(2,686)	981	(1,705)	3,224	(1,101)	2,123
Comprehensive income	$24,924	$(9,013)	$15,911	$81,256	$(29,760)	$51,496

2013

Net income	$25,015	$(9,515)	$15,500	$10,548	$246,681	$257,229
Other comprehensive loss:
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during period	(13,215)	4,971	(8,244)	(26,932)	10,148	(16,784)
Reclassification adjustment for gains included in net income	—	—	—	(116)	45	(71)
Adjustment of valuation allowance for the change in deferred taxes arising from unrealized gains and losses on available- for-sale securities and release of valuation allowance	—	—	—	—	(2,950)	(2,950)
Net unrealized losses	(13,215)	4,971	(8,244)	(27,048)	7,243	(19,805)
Amortization of gains included in net income on available-for-sale securities transferred to held-to-maturity	(214)	82	(132)	(804)	309	(495)
Adjustment of valuation allowance for the change in deferred taxes arising from the amortization of gains included in net income on available-for-sale securities transferred to held-to-maturity and release of valuation allowance	—	—	—	—	1,293	1,293
Net unrealized losses	(214)	82	(132)	(804)	1,602	798
Amounts reclassified into net income on cash flow hedges	(58)	23	(35)	(902)	351	(551)
Unrealized gains on derivative financial instruments accounted for as cash flow hedges	(3,369)	1,321	(2,048)	8,733	(3,386)	5,347
Adjustment of valuation allowance for the change in deferred taxes arising from unrealized gains and losses and amortization of gains included in net income on cash flow hedges and release of valuation allowance	—	—	—	—	13,698	13,698
Net unrealized (losses) gains	(3,427)	1,344	(2,083)	7,831	10,663	18,494
Net actuarial loss on defined benefit pension plan	—	—	—	(415)	161	(254)
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	133	(52)	81	398	(155)	243
Net defined benefit pension plan activity	133	(52)	81	(17)	6	(11)
Total other comprehensive loss	(16,723)	6,345	(10,378)	(20,038)	19,514	(524)
Comprehensive income	$8,292	$(3,170)	$5,122	$(9,490)	$266,195	$256,705

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet (Unaudited)

	September 30,	December 31,	September 30,
(in thousands, except share and per share data)	2014	2013	2013
ASSETS
Cash and due from banks	$75,268	$71,230	$70,986
Interest-bearing deposits in banks	117,399	119,669	131,147
Short-term investments	23,397	37,999	62,000
Cash and cash equivalents	216,064	228,898	264,133
Securities available for sale	1,789,667	1,832,217	1,963,424
Securities held to maturity (fair value $440,311, $485,585 and $214,651)	432,418	479,742	205,613
Mortgage loans held for sale	20,004	10,319	11,987
Loans, net of unearned income	4,568,886	4,329,266	4,267,067
Less allowance for loan losses	(71,928)	(76,762)	(80,372)
Loans, net	4,496,958	4,252,504	4,186,695
Assets covered by loss sharing agreements with the FDIC	3,253	22,882	31,207
Premises and equipment, net	160,454	163,589	165,993
Bank owned life insurance	81,101	80,670	80,537
Accrued interest receivable	19,908	19,598	18,199
Goodwill and core deposit intangibles	3,910	3,480	3,888
Foreclosed property	3,146	4,221	4,467
Net deferred tax asset	224,734	258,518	269,784
Derivative financial instruments	22,221	23,833	8,092
Other assets	52,051	44,948	29,274
Total assets	$7,525,889	$7,425,419	$7,243,293
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$1,561,020	$1,388,512	$1,418,782
NOW	1,399,449	1,427,939	1,279,134
Money market	1,281,526	1,227,575	1,197,495
Savings	287,797	251,125	249,044
Time:
Less than $100,000	774,201	892,961	925,089
Greater than $100,000	531,428	588,689	624,019
Brokered	405,308	424,704	419,344
Total deposits	6,240,729	6,201,505	6,112,907
Short-term borrowings	6,001	53,241	53,769
Federal Home Loan Bank advances	330,125	120,125	125
Long-term debt	129,865	129,865	129,865
Derivative financial instruments	36,171	46,232	37,269
Unsettled securities purchases	—	29,562	11,610
Accrued expenses and other liabilities	46,573	49,174	45,531
Total liabilities	6,789,464	6,629,704	6,391,076
Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized;
Series A; $10 stated value; 0, 0 and 21,700 shares issued and outstanding	—	—	217
Series B; $1,000 stated value; 0, 105,000 and 180,000 shares issued and outstanding	—	105,000	179,714
Series D; $1,000 stated value; 0, 16,613 and 16,613 shares issued and outstanding	—	16,613	16,613
Common stock, $1 par value; 100,000,000 shares authorized; 50,167,191, 46,243,345 and 45,222,839 shares issued and outstanding	50,167	46,243	45,223
Common stock, non-voting, $1 par value; 26,000,000 shares authorized; 10,080,787, 13,188,206 and 14,189,006 shares issued and outstanding	10,081	13,188	14,189
Common stock issuable; 354,961, 241,832 and 242,262 shares	5,116	3,930	3,979
Capital surplus	1,091,555	1,078,676	1,077,536
Accumulated deficit	(402,773)	(448,091)	(461,090)
Accumulated other comprehensive loss	(17,721)	(19,844)	(24,164)
Total shareholders’ equity	736,425	795,715	852,217
Total liabilities and shareholders’ equity	$7,525,889	$7,425,419	$7,243,293

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
For the Nine Months Ended September 30,

									Accumulated
	Preferred Stock				Non-Voting	Common			Other
(in thousands, except share	Series	Series	Series	Common	Common	Stock	Capital	Accumulated	Comprehensive
and per share data)	A	B	D	Stock	Stock	Issuable	Surplus	Deficit	Income (Loss)	Total
Balance, December 31, 2012	$217	$178,557	$16,613	$42,424	$15,317	$3,119	$1,057,951	$(709,153)	$(23,640)	$581,405
Net income								257,229		257,229
Other comprehensive income									(524)	(524)
Common stock issued to dividend reinvestment plan and employee benefit plans (49,830 shares)				50			532			582
Conversion of non-voting common stock to voting (1,127,788 shares)				1,128	(1,128)					—
Warrant exercise (1,551,126 shares)				1,551			17,838			19,389
Amortization of stock options and restricted stock awards							2,168			2,168
Vesting of restricted stock (51,995 shares issued, 115,664 shares deferred)				52		1,693	(1,900)			(155)
Deferred compensation plan, net, including dividend equivalents						132				132
Shares issued from deferred compensation plan (18,230 shares)				18		(965)	947			—
Preferred stock dividends:
Series A								(9)		(9)
Series B		1,157						(7,907)		(6,750)
Series D								(1,250)		(1,250)
Balance, September 30, 2013	$217	$179,714	$16,613	$45,223	$14,189	$3,979	$1,077,536	$(461,090)	$(24,164)	$852,217
Balance, December 31, 2013	$—	$105,000	$16,613	$46,243	$13,188	$3,930	$1,078,676	$(448,091)	$(19,844)	$795,715
Net income								49,373		49,373
Other comprehensive income									2,123	2,123
Redemption of Series B preferred stock (105,000 shares)		(105,000)								(105,000)
Redemption of Series D preferred stock (16,613 shares)			(16,613)							(16,613)
Cash dividends declared on common stock ($.06 per share)								(3,616)		(3,616)
Common stock issued at market (640,000 shares)				640			11,566			12,206
Common stock issued to dividend reinvestment plan and to employee benefit plans (25,284 shares)				25			399			424
Conversion of non-voting common stock to voting (3,107,419 shares)				3,107	(3,107)					—
Amortization of stock options and restricted stock awards							3,315			3,315
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (137,920 shares issued, 115,609 shares deferred)				138		1,275	(2,658)			(1,245)
Deferred compensation plan, net, including dividend equivalents						182				182
Shares issued from deferred compensation plan (13,223 shares)				14		(271)	257			—
Preferred stock dividends:
Series B								(159)		(159)
Series D								(280)		(280)
Balance, September 30, 2014	$—	$—	$—	$50,167	$10,081	$5,116	$1,091,555	$(402,773)	$(17,721)	$736,425

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2014	2013
Operating activities:
Net income	$49,373	$257,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	15,098	20,847
Provision for credit losses	6,700	62,500
Stock based compensation	3,315	2,168
Deferred income tax expense (benefit)	28,112	(250,054)
Securities gains, net	(4,663)	(116)
Loss on prepayment of borrowings	4,446	—
Net (gains) losses on sales of foreclosed property	(518)	5,141
Changes in assets and liabilities:
Other assets and accrued interest receivable	(12,334)	16,225
Accrued expenses and other liabilities	(16,813)	31,562
Mortgage loans held for sale	(9,685)	16,834
Net cash provided by operating activities	63,031	162,336
Investing activities:
Investment securities held-to-maturity:
Proceeds from maturities and calls	47,567	45,578
Purchases	(173)	(8,481)
Investment securities available-for-sale:
Proceeds from sales	403,517	20,751
Proceeds from maturities and calls	176,423	399,304
Purchases	(552,025)	(574,020)
Net increase in loans	(220,061)	(288,514)
Proceeds from note sales	4,561	91,913
Cash paid for acquisition	(31,243)	—
Funds collected from FDIC under loss sharing agreements	2,890	5,121
Proceeds from sales of premises and equipment	2,488	3,550
Purchases of premises and equipment	(3,260)	(7,533)
Proceeds from sale of other real estate	7,920	24,049
Net cash used in investing activities	(161,396)	(288,282)
Financing activities:
Net change in deposits	39,224	160,767
Net change in short-term borrowings	(51,686)	1,195
Proceeds from Federal Home Loan Bank advances	930,000	650,000
Repayment of Federal Home Loan Bank advances	(720,000)	(690,000)
Proceeds from issuance of senior debt	—	40,000
Repayment of subordinated debentures	—	(35,000)
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	424	582
Retirement of preferred stock	(121,613)	—
Issuance of common stock	12,206	—
Proceeds from warrant exercise	—	19,389
Cash dividends on common stock	(1,810)	—
Cash dividends on preferred stock	(1,214)	(8,003)
Net cash provided by financing activities	85,531	138,930
Net change in cash and cash equivalents	(12,834)	12,984
Cash and cash equivalents at beginning of period	228,898	251,149
Cash and cash equivalents at end of period	$216,064	$264,133
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20,598	$26,517
Income taxes	2,497	2,361
Unsettled securities purchases	—	11,610
Transfers of loans to foreclosed property	8,216	18,460

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

In August 2014, the FASB issued ASU No. 2014-13, Consolidation, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity.  This ASU addresses measurement differences in practice in both the initial consolidation and subsequent measurement of the financial assets and financial liabilities of a collateralized financing entity for a reporting entity that consolidates a collateralized financing entity.  Collateralized financing entities include collateralized debt obligations (“CDOs”) and collateralized loan obligations (“CLOs”).  This ASU becomes effective for public business entities for annual periods and interim periods within those annual periods, beginning after December 15, 2015.  Although United holds CLOs in its investment securities portfolio, United is not required to consolidate any of the CLOs it currently holds.  Therefore this ASU is not currently applicable to United.

In August 2014, the FASB issued ASU No. 2014-14, Receivables – Troubled Debt Restructurings by Creditors, Classification of Certain Government Guaranteed Mortgage Loans upon Foreclosure.  This ASU addresses diversity in practice related to how creditors classify government-guaranteed mortgage loans, including Federal Housing Administration or U.S. Department of Veterans Affairs guaranteed loans upon foreclosure.  The amendments in this ASU require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met:  1) The loan has a government guarantee that is not separable from the loan before foreclosure, 2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and 3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor.  This guidance is not expected to have a material impact on United’s financial position, results of operations or disclosures.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging – Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. This ASU was issued to eliminate the use of different methods currently used in practice to account for hybrid financial instruments issued in the form of a share. The amendments in this ASU apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The amendments in this ASU are to be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant periods. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. United is not an issuer of or an investor in hybrid financial instruments issued in the form of a share and therefore this ASU is not currently applicable to United.

Note 3 – Acquisition

On June 26, 2014, United completed the acquisition of substantially all of the assets of Business Carolina, Inc., a specialty Small Business Administration (“SBA”) / United States Department of Agriculture (“USDA”) lender headquartered in Columbia, South Carolina.  On the closing date, United paid $31.2 million in cash for loans having a fair value on the purchase date of $24.8 million, accrued interest of $83,000, servicing rights with a fair value on the purchase date of $2.13 million, premises and equipment with a fair value on the purchase date of $2.60 million and goodwill in the amount of $1.49 million representing the premium paid over the fair value of the separately identifiable assets and liabilities acquired.  United has not identified any material separately identifiable intangible assets resulting from the acquisition.

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

The following table presents a summary of amounts outstanding under reverse repurchase agreements and derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements as of September 30, 2014, December 31, 2013 and September 30, 2013 (in thousands).

		Gross
	Gross	Amounts		Gross Amounts not Offset
	Amounts of	Offset on the		in the Balance Sheet
	Recognized	Balance	Net Asset	Financial	Collateral
September 30, 2014	Assets	Sheet	Balance	Instruments	Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$392,000	$(375,000)	$17,000	$—	$(17,985)	$—
Derivatives	22,221	—	22,221	(2,093)	(3,427)	16,701
Total	$414,221	$(375,000)	$39,221	$(2,093)	$(21,412)	$16,701
Weighted average interest rate of reverse repurchase agreements	1.16%

		Gross
	Gross	Amounts		Gross Amounts not Offset
	Amounts of	Offset on the	Net	in the Balance Sheet
	Recognized	Balance	Liability	Financial	Collateral
	Liabilities	Sheet	Balance	Instruments	Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$375,000	$(375,000)	$—	$—	$—	$—
Derivatives	36,171	—	36,171	(2,093)	(38,195)	—
Total	$411,171	$(375,000)	$36,171	$(2,093)	$(38,195)	$—
Weighted average interest rate of repurchase agreements	.31%

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

		Gross
	Gross	Amounts		Gross Amounts not Offset
	Amounts of	Offset on the		in the Balance Sheet
	Recognized	Balance	Net Asset	Financial	Collateral
December 31, 2013	Assets	Sheet	Balance	Instruments	Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$385,000	$(350,000)	$35,000	$—	$(38,982)	$—
Derivatives	23,833	—	23,833	(4,378)	(2,912)	16,543
Total	$408,833	$(350,000)	$58,833	$(4,378)	$(41,894)	$16,543
Weighted average interest rate of reverse repurchase agreements	1.09%

		Gross
	Gross	Amounts		Gross Amounts not Offset
	Amounts of	Offset on the	Net	in the Balance Sheet
	Recognized	Balance	Liability	Financial	Collateral
	Liabilities	Sheet	Balance	Instruments	Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$350,000	$(350,000)	$—	$—	$—	$—
Derivatives	46,232	—	46,232	(4,378)	(38,145)	3,709
Total	$396,232	$(350,000)	$46,232	$(4,378)	$(38,145)	$3,709
Weighted average interest rate of repurchase agreements	.27%

		Gross
	Gross	Amounts		Gross Amounts not Offset
	Amounts of	Offset on the		in the Balance Sheet
	Recognized	Balance	Net Asset	Financial	Collateral
September 30, 2013 - Revised	Assets	Sheet	Balance	Instruments(1)	Received(2)	Net Amount

Repurchase agreements / reverse repurchase agreements	$405,000	$(350,000)	$55,000	$—	$(59,685)	$—
Derivatives	8,092	—	8,092	(3,765)	(2,205)	2,122
Total	$413,092	$(350,000)	$63,092	$(3,765)	$(61,890)	$2,122
Weighted average interest rate of reverse repurchase agreements	1.13%

		Gross
	Gross	Amounts		Gross Amounts not Offset
	Amounts of	Offset on the	Net	in the Balance Sheet
	Recognized	Balance	Liability	Financial	Collateral
	Liabilities	Sheet	Balance	Instruments(1)	Pledged(2)	Net Amount

Repurchase agreements / reverse repurchase agreements	$350,000	$(350,000)	$—	$—	$—	$—
Derivatives	37,269	—	37,269	(3,765)	(29,011)	4,493
Total	$387,269	$(350,000)	$37,269	$(3,765)	$(29,011)	$4,493
Weighted average interest rate of repurchase agreements	.28%

(1)  United's original filings for the third, second and first quarters of 2013 contained an error and did not include amounts available for offset under master netting agreements for derivative financial instruments. Those amounts were $3.77 million, $4.30 million and $57,000, respectively, for the third, second and first quarters of 2013 and have been added to the balance sheet offsetting table for each respective period. United considers these revisions to be immaterial to the presentation of the financial statements for those quarters.

(2)  United's original filings for the third, second and first quarters of 2013 contained an error and did not include amounts pledged by counterparties as collateral on reverse repurchase agreement positions. Those amounts were $59.7 million, $53.7 million and $87.5 million, respectively, for the third, second and first quarters of 2013 and have been added to the balance sheet offsetting table for each respective period in the current year presentation. In addition, in the original filings for the third and second quarters of 2013, the amounts reported by United as collateral pledged on derivative financial positions were reported net of collateral received on asset derivative positions. The amounts for those periods have been reported separately as collateral received and collateral pledged in the current year presentation. Additionally, upon further analysis, United updated collateral balances for the third quarter 2013 resulting in a net increase in the collateral pledged position of $1.23 million. United considers these revisions to be immaterial to the presentation of the financial statements for those quarters.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5 – Securities

The amortized cost basis, gross unrealized gains and losses and fair value of securities held-to-maturity at September 30, 2014, December 31, 2013 and September 30, 2013 are as follows (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2014	Cost	Gains	Losses	Value

State and political subdivisions	$50,248	$3,849	$—	$54,097
Mortgage-backed securities (1)	382,170	7,299	3,255	386,214

Total	$432,418	$11,148	$3,255	$440,311

As of December 31, 2013

State and political subdivisions	$51,733	$2,718	$42	$54,409
Mortgage-backed securities (1)	428,009	6,690	3,523	431,176

Total	$479,742	$9,408	$3,565	$485,585

As of September 30, 2013

State and political subdivisions	$51,745	$2,723	$53	$54,415
Mortgage-backed securities (1)	153,868	6,767	399	160,236

Total	$205,613	$9,490	$452	$214,651
(1) All are residential type mortgage-backed securities

The following table summarizes held-to-maturity securities in an unrealized loss position as of September 30, 2014, December 31, 2013 and September 30, 2013 (in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
As of September 30, 2014	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Mortgage-backed securities	$189,223	$3,147	$2,798	$108	$192,021	$3,255
Total unrealized loss position	$189,223	$3,147	$2,798	$108	$192,021	$3,255

As of December 31, 2013

State and political subdivisions	$1,595	$42	$—	$—	$1,595	$42
Mortgage-backed securities	259,870	3,523	—	—	259,870	3,523
Total unrealized loss position	$261,465	$3,565	$—	$—	$261,465	$3,565

As of September 30, 2013

State and political subdivisions	$4,825	$53	$—	$—	$4,825	$53
Mortgage-backed securities	8,009	399	—	—	8,009	399
Total unrealized loss position	$12,834	$452	$—	$—	$12,834	$452

Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  No impairment charges were recognized during the three or nine months ended September 30, 2014 or 2013.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The cost basis, unrealized gains and losses, and fair value of securities available-for-sale at September 30, 2014, December 31, 2013 and September 30, 2013 are presented below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2014	Cost	Gains	Losses	Value

U.S. Treasury securities	$105,385	$245	$608	$105,022
State and political subdivisions	19,686	666	31	20,321
Mortgage-backed securities (1)	1,029,881	15,010	9,899	1,034,992
Corporate bonds	165,558	1,427	1,733	165,252
Asset-backed securities	458,569	3,629	154	462,044
Other	2,036	—	—	2,036

Total	$1,781,115	$20,977	$12,425	$1,789,667

As of December 31, 2013

State and political subdivisions	$22,558	$823	$139	$23,242
Mortgage-backed securities (1)	1,145,800	13,296	13,749	1,145,347
Corporate bonds	255,316	1,304	6,324	250,296
Asset-backed securities	409,086	2,535	988	410,633
Other	2,699	—	—	2,699

Total	$1,835,459	$17,958	$21,200	$1,832,217

As of September 30, 2013

State and political subdivisions	$22,781	$893	$150	$23,524
Mortgage-backed securities (1)	1,390,280	14,469	21,432	1,383,317
Corporate bonds	255,391	936	9,376	246,951
Asset-backed securities	306,961	1,836	1,559	307,238
Other	2,394	—	—	2,394

Total	$1,977,807	$18,134	$32,517	$1,963,424
(1) All are residential type mortgage-backed securities

The following table summarizes available-for-sale securities in an unrealized loss position as of September 30, 2014, December 31, 2013 and September 30, 2013 (in thousands).

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
As of September 30, 2014	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

U.S. Treasury securities	$104,777	$608	$—	$—	$104,777	$608
State and political subdivisions	—	—	3,638	31	3,638	31
Mortgage-backed securities	126,445	844	265,426	9,055	391,871	9,899
Corporate bonds	49,547	414	34,657	1,319	84,204	1,733
Asset-backed securities	57,716	137	9,952	17	67,668	154
Total unrealized loss position	$338,485	$2,003	$313,673	$10,422	$652,158	$12,425

As of December 31, 2013

State and political subdivisions	$4,539	$139	$—	$—	$4,539	$139
Mortgage-backed securities	334,996	6,480	175,865	7,269	510,861	13,749
Corporate bonds	137,318	4,494	54,130	1,830	191,448	6,324
Asset-backed securities	164,933	722	22,370	266	187,303	988
Total unrealized loss position	$641,786	$11,835	$252,365	$9,365	$894,151	$21,200

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
As of September 30, 2013	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

State and political subdivisions	$4,533	$148	$10	$2	$4,543	$150
Mortgage-backed securities	533,681	17,958	100,534	3,474	634,215	21,432
Corporate bonds	115,511	6,463	53,042	2,913	168,553	9,376
Asset-backed securities	79,015	869	56,181	690	135,196	1,559
Total unrealized loss position	$732,740	$25,438	$209,767	$7,079	$942,507	$32,517

At September 30, 2014, there were 90 available-for-sale securities and 25 held-to-maturity securities that were in an unrealized loss position.  United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis.  Unrealized losses at September 30, 2014 and December 31, 2013 were primarily attributable to changes in interest rates.  Unrealized losses at September 30, 2013 were primarily related to changes in interest rates; however, the unrealized losses in corporate bonds also reflect downgrades in the underlying securities ratings since the time of acquisition.  The bonds remain above investment grade and have recovered much of their initial market value loss. Therefore, United does not consider them to be impaired.

The amortized cost and fair value of held-to-maturity and available-for-sale securities at September 30, 2014, by contractual maturity, are presented in the following table (in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Treasury Securities:
1 to 5 years	$86,203	$85,841	$—	$—
5 to 10 years	19,182	19,181	—	—
	105,385	105,022	—	—
State and political subdivisions:
Within 1 year	6,330	6,427	1,000	1,023
1 to 5 years	10,414	10,863	18,595	19,949
5 to 10 years	2,094	2,130	20,161	21,726
More than 10 years	848	901	10,492	11,399
	19,686	20,321	50,248	54,097
Corporate bonds:
1 to 5 years	48,756	48,189	—	—
5 to 10 years	115,802	116,763	—	—
More than 10 years	1,000	300	—	—
	165,558	165,252	—	—
Asset-backed securities:
Within 1 year	9,993	10,007	—	—
1 to 5 years	86,608	87,916	—	—
5 to 10 years	242,393	244,069	—	—
More than 10 years	119,575	120,052	—	—
	458,569	462,044	—	—
Other:
More than 10 years	2,036	2,036	—	—
	2,036	2,036	—	—
Total securities other than mortgage-backed securities:
Within 1 year	16,323	16,434	1,000	1,023
1 to 5 years	231,981	232,809	18,595	19,949
5 to 10 years	379,471	382,143	20,161	21,726
More than 10 years	123,459	123,289	10,492	11,399
Mortgage-backed securities	1,029,881	1,034,992	382,170	386,214
	$1,781,115	$1,789,667	$432,418	$440,311

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three and nine months ended September 30, 2014 and 2013 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Proceeds from sales	$13,290	$5,000	$403,517	$20,751
Gross gains on sales	$11	$—	$5,795	$116
Gross losses on sales	—	—	(1,132)	—
Net gains on sales of securities	$11	$—	$4,663	$116
Income tax expense attributable to sales	$4	$—	$1,821	$45

Securities with a carrying value of $1.38 billion, $1.53 billion and $1.34 billion were pledged to secure public deposits and other secured borrowings at September 30, 2014, December 31, 2013 and September 30, 2013, respectively.

Note 6 – Loans and Allowance for Loan Losses
Major classifications of loans as of September 30, 2014, December 31, 2013 and September 30, 2013, are summarized as follows (in thousands).

	September 30,	December 31,	September 30,
	2014	2013	2013

Owner occupied commercial real estate	$1,153,933	$1,133,543	$1,129,152
Income producing ommercial real estate	604,727	623,167	613,619
Commercial & industrial	649,853	471,961	457,414
Commercial construction	180,794	148,903	137,146
Total commercial	2,589,307	2,377,574	2,337,331
Residential mortgage	865,568	875,077	888,679
Home equity lines of credit	458,819	440,887	420,616
Residential construction	307,178	328,579	317,789
Consumer installment	105,345	111,045	116,535
Indirect auto	242,669	196,104	186,117
Total loans	4,568,886	4,329,266	4,267,067
Less allowance for loan losses	(71,928)	(76,762)	(80,372)
Loans, net	$4,496,958	$4,252,504	$4,186,695

At September 30, 2014, December 31, 2013 and September 30, 2013, loans with a carrying value of $2.21 billion, $1.77 billion and $1.94 billion, respectively, were pledged as collateral to secure FHLB advances and other contingent funding sources.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the balance and activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2014 and 2013 (in thousands).

	2014
				Allocation
	Beginning	Charge-		of		Ending
Three Months Ended September 30,	Balance	Offs	Recoveries	Unallocated	Provision	Balance

Owner occupied commercial real estate	$17,804	$(832)	$86	$—	(1,758)	$15,300
Income producing commercial real estate	11,761	(598)	494	—	(866)	10,791
Commercial & industrial	3,885	(30)	372	—	(1,009)	3,218
Commercial construction	4,067	(104)	1	—	1,686	5,650
Residential mortgage	16,763	(1,357)	240	—	1,940	17,586
Home equity lines of credit	6,338	(405)	50	—	(1,144)	4,839
Residential construction	11,208	(753)	41	—	2,358	12,854
Consumer installment	599	(449)	256	—	333	739
Indirect auto	823	(178)	11	—	295	951
Unallocated	—	—	—	—	—	—
Total allowance for loan losses	73,248	(4,706)	1,551	—	1,835	71,928
Allowance for unfunded commitments	2,165	—	—	—	165	2,330
Total allowance for credit losses	$75,413	$(4,706)	$1,551	$—	$2,000	$74,258

				Allocation
	Beginning	Charge-		of		Ending
Nine Months Ended September 30,	Balance	Offs	Recoveries	Unallocated	Provision	Balance

Owner occupied commercial real estate	$17,164	$(2,116)	$2,929	$1,278	$(3,955)	$15,300
Income producing commercial real estate	7,174	(1,435)	691	688	3,673	10,791
Commercial & industrial	6,527	(2,005)	1,263	318	(2,885)	3,218
Commercial construction	3,669	(236)	1	388	1,828	5,650
Residential mortgage	15,446	(5,738)	597	1,452	5,829	17,586
Home equity lines of credit	5,528	(2,032)	218	391	734	4,839
Residential construction	12,532	(3,004)	410	1,728	1,188	12,854
Consumer installment	1,353	(1,580)	974	—	(8)	739
Indirect auto	1,126	(344)	38	—	131	951
Unallocated	6,243	—	—	(6,243)	—	—
Total allowance for loan losses	76,762	(18,490)	7,121	—	6,535	71,928
Allowance for unfunded commitments	2,165	—	—	—	165	2,330
Total allowance for credit losses	$78,927	$(18,490)	$7,121	$—	$6,700	$74,258

In the first quarter of 2014, United modified its allowance for loan losses methodology to incorporate a loss emergence period.  The increase in precision resulting from the use of the loss emergence period led to the full allocation of the portion of the allowance that had previously been unallocated.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	2013

	Beginning	Charge-			Ending
Three Months Ended September 30,	Balance	Offs	Recoveries	Provision	Balance

Owner occupied commercial real estate	$15,785	$(1,712)	$71	$(78)	$14,066
Income producing commercial real estate	7,023	(216)	—	3,262	10,069
Commercial & industrial	8,054	(826)	690	14	7,932
Commercial construction	4,275	(134)	1	(324)	3,818
Residential mortgage	14,498	(918)	229	1,335	15,144
Home equity lines of credit	5,529	(388)	2	415	5,558
Residential construction	17,322	(1,096)	24	(1,908)	14,342
Consumer installment	1,515	(345)	210	(31)	1,349
Indirect auto	875	(74)	9	258	1,068
Unallocated	6,969	—	—	57	7,026
Total allowance for loan losses	81,845	(5,709)	1,236	3,000	80,372
Allowance for unfunded commitments	—	—	—	—	—
Total allowance for credit losses	$81,845	$(5,709)	$1,236	$3,000	$80,372

	Beginning	Charge-			Ending
Nine Months Ended September 30,	Balance	Offs	Recoveries	Provision	Balance

Owner occupied commercial real estate	$17,265	$(23,444)	$1,296	$18,949	$14,066
Income producing commercial real estate	10,582	(10,678)	260	9,905	10,069
Commercial & industrial	5,537	(18,581)	1,368	19,608	7,932
Commercial construction	8,389	(6,484)	60	1,853	3,818
Residential mortgage	19,117	(8,272)	479	3,820	15,144
Home equity lines of credit	7,525	(2,108)	170	(29)	5,558
Residential construction	26,662	(22,608)	57	10,231	14,342
Consumer installment	2,527	(1,521)	891	(548)	1,349
Indirect auto	220	(170)	20	998	1,068
Unallocated	9,313	—	—	(2,287)	7,026
Total allowance for loan losses	107,137	(93,866)	4,601	62,500	80,372
Allowance for unfunded commitments	—	—	—	—	—
Total allowance for credit losses	$107,137	$(93,866)	$4,601	$62,500	$80,372

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table represents the recorded investment in loans by portfolio segment and the balance of the allowance for loan losses assigned to each segment based on the method of evaluating the loans for impairment as of September 30, 2014, December 31, 2013 and September 30, 2013 (in thousands).

	September 30, 2014			December 31, 2013			September 30, 2013

	Individually	Collectively		Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for	Ending	Evaluated for	Evaluated for	Ending	Evaluated for	Evaluated for	Ending
Allowance for Loan Losses	Impairment	Impairment	Balance	Impairment	Impairment	Balance	Impairment	Impairment	Balance

Owner occupied commercial real estate	$2,125	$13,175	$15,300	$1,023	$16,141	$17,164	$770	$13,296	$14,066
Income producing commercial real estate	2,380	8,411	10,791	990	6,184	7,174	1,205	8,864	10,069
Commercial & industrial	26	3,192	3,218	66	6,461	6,527	546	7,386	7,932
Commercial construction	1,164	4,486	5,650	112	3,557	3,669	150	3,668	3,818
Residential mortgage	3,501	14,085	17,586	2,914	12,532	15,446	2,008	13,136	15,144
Home equity lines of credit	51	4,788	4,839	5	5,523	5,528	—	5,558	5,558
Residential construction	1,037	11,817	12,854	688	11,844	12,532	662	13,680	14,342
Consumer installment	23	716	739	224	1,129	1,353	11	1,338	1,349
Indirect auto	—	951	951	—	1,126	1,126	—	1,068	1,068
Unallocated	—	—	—	—	6,243	6,243	—	7,026	7,026
Total allowance for loan losses	10,307	61,621	71,928	6,022	70,740	76,762	5,352	75,020	80,372
Allowance for unfunded commitments	—	2,330	2,330	—	2,165	2,165	—	—	—
Total allowance for credit losses	$10,307	$63,951	$74,258	$6,022	$72,905	$78,927	$5,352	$75,020	$80,372

Loans Outstanding

Owner occupied commercial real estate	$33,635	$1,120,298	$1,153,933	$32,969	$1,100,574	$1,133,543	$31,138	$1,098,014	$1,129,152
Income producing commercial real estate	26,120	578,607	604,727	27,239	595,928	623,167	23,325	590,294	613,619
Commercial & industrial	4,540	645,313	649,853	4,217	467,744	471,961	4,105	453,309	457,414
Commercial construction	12,127	168,667	180,794	13,715	135,188	148,903	13,478	123,668	137,146
Residential mortgage	18,778	846,790	865,568	20,167	854,910	875,077	18,970	869,709	888,679
Home equity lines of credit	531	458,288	458,819	505	440,382	440,887	—	420,616	420,616
Residential construction	13,055	294,123	307,178	14,808	313,771	328,579	14,121	303,668	317,789
Consumer installment	245	105,100	105,345	999	110,046	111,045	204	116,331	116,535
Indirect auto	—	242,669	242,669	—	196,104	196,104	—	186,117	186,117
Total loans	$109,031	$4,459,855	$4,568,886	$114,619	$4,214,647	$4,329,266	$105,341	$4,161,726	$4,267,067

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

The updates to the weightings to the eight quarters of loss history and the update to our estimation of the loss emergence period did not have a material effect on the total allowance for loan losses or the provision for loan losses for the first nine months of 2014.  These updates resulted in the full allocation of the previously unallocated portion of the allowance for loan losses.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Closed-end retail loans (installment and residential mortgage loans) and open-end (revolving) retail loans past due 90 cumulative days are charged off unless the loan is secured and in process of collection (within the next 90 days).The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2014, December 31, 2013 and September 30, 2013 (in thousands).

	September 30, 2014			December 31, 2013			September 30, 2013
			Allowance			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
Owner occupied commercial real estate	$11,370	$10,370	$—	$17,717	$14,458	$—	$18,423	$15,059	$—
Income producing commercial real estate	9,872	9,872		12,644	9,747	—	6,643	5,325	—
Commercial & industrial	2,178	1,560	—	2,252	2,252	—	235	235	—
Commercial construction	—	—	—	974	974	—	1,127	1,127	—
Total commercial	23,420	21,802	—	33,587	27,431	—	26,428	21,746	—
Residential mortgage	1,319	954	—	4,496	3,634	—	4,768	3,729	—
Home equity lines of credit	—	—	—	—	—	—	—	—	—
Residential construction	5,460	4,172	—	9,462	7,807	—	9,101	7,364	—
Consumer installment	—	—	—	—	—	—	—	—	—
Indirect auto	—	—	—	—	—	—	—	—	—
Total with no related allowance recorded	30,199	26,928	—	47,545	38,872	—	40,297	32,839	—

With an allowance recorded:
Owner occupied commercial real estate	24,828	23,265	2,125	18,595	18,513	1,023	16,163	16,079	770
Income producing commercial real estate	16,797	16,248	2,380	17,490	17,490	990	20,020	18,000	1,205
Commercial & industrial	2,980	2,980	26	2,248	1,965	66	4,002	3,870	546
Commercial construction	12,281	12,127	1,164	12,821	12,741	112	12,430	12,351	150
Total commercial	56,886	54,620	5,695	51,154	50,709	2,191	52,615	50,300	2,671
Residential mortgage	18,657	17,824	3,501	17,119	16,533	2,914	15,598	15,241	2,008
Home equity lines of credit	531	531	51	505	505	5	—	—	—
Residential construction	9,427	8,883	1,037	8,469	7,001	688	7,257	6,757	662
Consumer installment	245	245	23	999	999	224	214	204	11
Indirect auto	—	—	—	—	—	—	—	—	—
Total with an allowance recorded	85,746	82,103	10,307	78,246	75,747	6,022	75,684	72,502	5,352
Total	$115,945	$109,031	$10,307	$125,791	$114,619	$6,022	$115,981	$105,341	$5,352

There were no loans more than 90 days past due and still accruing interest at September 30, 2014, December 31, 2013 or September 30, 2013.  Nonaccrual loans include both homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans.  United’s policy is to place loans on nonaccrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection.  When a loan is classified on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue.  Principal and interest payments received on a nonaccrual loan are applied to reduce outstanding principal.

The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms was approximately $705,000 and $346,000 for the three months ended September 30, 2014 and 2013, respectively, and $1.37 million and $1.69 million for the nine months ended September 30, 2014 and 2013, respectively.  The gross additional interest revenue that would have been earned for the three and nine months ended September 30, 2014 and 2013 had performing TDRs performed in accordance with the original terms is immaterial.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired are presented below for the three and nine months ended September 30, 2014 and 2013 (in thousands).

	2014			2013
		Interest			Interest
		Revenue	Cash Basis		Revenue	Cash Basis
		Recognized	Interest		Recognized	Interest
	Average	During	Revenue	Average	During	Revenue
Three Months Ended September 30,	Balance	Impairment	Received	Balance	Impairment	Received
Owner occupied commercial real estate	$33,715	$430	$448	$31,695	$737	$861
Income producing commercial real estate	26,622	325	341	23,608	599	600
Commercial & industrial	4,698	43	85	4,189	114	104
Commercial construction	12,203	119	96	13,501	244	246
Total commercial	77,238	917	970	72,993	1,694	1,811
Residential mortgage	19,235	215	215	18,548	425	435
Home equity lines of credit	538	6	5	522	11	11
Residential construction	13,146	130	130	14,136	346	307
Consumer installment	251	4	5	214	7	7
Indirect auto	—	—	—	—	—	—
Total	$110,408	$1,272	$1,325	$106,413	$2,483	$2,571

Nine Months Ended September 30,
Owner occupied commercial real estate	$31,460	$1,191	$1,219	$37,732	$1,836	$2,049
Income producing commercial real estate	26,299	953	991	38,328	1,077	1,077
Commercial & industrial	4,314	135	186	8,821	333	803
Commercial construction	12,086	335	338	14,620	509	593
Total commercial	74,159	2,614	2,734	99,501	3,755	4,522
Residential mortgage	20,384	672	670	19,382	860	841
Home equity lines of credit	531	16	17	524	22	21
Residential construction	13,315	452	455	14,219	850	882
Consumer installment	345	16	19	228	17	17
Indirect auto	—	—	—	—	—	—
Total	$108,734	$3,770	$3,895	$133,854	$5,504	$6,283

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans as of September 30, 2014, December 31, 2013 and September 30, 2013 by class of loans (in thousands).

	Loans Past Due				Loans Not
As of September 30, 2014	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Past Due	Total
Owner occupied commercial real estate	$2,769	$257	$947	$3,973	$1,149,960	$1,153,933
Income producing commercial real estate	417	991	$226	1,634	603,093	604,727
Commercial & industrial	900	103	861	1,864	647,989	649,853
Commercial construction	123	182	—	305	180,489	180,794
Total commercial	4,209	1,533	2,034	7,776	2,581,531	2,589,307
Residential mortgage	6,985	3,136	2,563	12,684	852,884	865,568
Home equity lines of credit	1,566	373	375	2,314	456,505	458,819
Residential construction	1,262	329	2,803	4,394	302,784	307,178
Consumer installment	995	322	191	1,508	103,837	105,345
Indirect auto	278	83	200	561	242,108	242,669
Total loans	$15,295	$5,776	$8,166	$29,237	$4,539,649	$4,568,886
As of December 31, 2013
Owner occupied commercial real estate	$1,845	$705	$2,017	$4,567	$1,128,976	$1,133,543
Income producing commercial real estate	3,879	2,092	530	6,501	616,666	623,167
Commercial & industrial	2,349	223	88	2,660	469,301	471,961
Commercial construction	94	190	235	519	148,384	148,903
Total commercial	8,167	3,210	2,870	14,247	2,363,327	2,377,574
Residential mortgage	9,011	2,832	4,140	15,983	859,094	875,077
Home equity lines of credit	2,056	430	941	3,427	437,460	440,887
Residential construction	1,335	588	1,375	3,298	325,281	328,579
Consumer installment	1,058	358	24	1,440	109,605	111,045
Indirect auto	185	65	42	292	195,812	196,104
Total loans	$21,812	$7,483	$9,392	$38,687	$4,290,579	$4,329,266
As of September 30, 2013
Owner occupied commercial real estate	$1,332	$910	$1,896	$4,138	$1,125,014	$1,129,152
Income producing commercial real estate	694	373	533	1,600	612,019	613,619
Commercial & industrial	763	191	93	1,047	456,367	457,414
Commercial construction	16	—	235	251	136,895	137,146
Total commercial	2,805	1,474	2,757	7,036	2,330,295	2,337,331
Residential mortgage	7,672	2,467	4,279	14,418	874,261	888,679
Home equity lines of credit	1,177	610	373	2,160	418,456	420,616
Residential construction	3,705	418	924	5,047	312,742	317,789
Consumer installment	633	19	94	746	115,789	116,535
Indirect auto	220	84	55	359	185,758	186,117
Total loans	$16,212	$5,072	$8,482	$29,766	$4,237,301	$4,267,067

As of September 30, 2014, December 31, 2013, and September 30, 2013, $9.82 million, $5.64 million and $4.72 million, respectively, of specific reserves were allocated to customers whose loan terms have been modified in TDRs.  United committed to lend additional amounts totaling up to $38,000, $6,000 and $3,000 as of September 30, 2014, December 31, 2013 and September 30, 2013, respectively, to customers with outstanding loans that are classified as TDRs.

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

	September 30, 2014			December 31, 2013			September 30, 2013
		Pre-	Post-		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment	Contracts	Investment	Investment

Owner occupied commercial real estate	52	$27,811	$26,248	45	$24,064	$22,399	45	$25,829	$24,368
Income producing commercial real estate	32	19,652	19,104	32	20,900	18,268	32	22,134	18,795
Commercial & industrial	33	2,941	2,941	36	3,527	3,245	34	3,051	2,919
Commercial construction	14	11,238	11,084	13	13,122	13,042	12	12,904	12,825
Total commercial	131	61,642	59,377	126	61,613	56,954	123	63,918	58,907
Residential mortgage	160	19,555	18,356	133	20,117	18,852	115	18,511	17,408
Home equity lines of credit	4	531	531	3	505	505	5	521	521
Residential construction	50	10,916	10,084	57	12,459	10,452	55	12,360	10,290
Consumer installment	20	245	245	26	203	203	36	214	204
Indirect auto	—	—	—	—	—	—	—	—	—
Total loans	365	92,889	88,593	345	94,897	$86,966	334	95,524	87,330

Loans modified under the terms of a TDR during the three and nine months ended September 30, 2014 and 2013 are presented in the table below.  In addition, the following table presents loans modified under the terms of a TDR that became 90 days or more delinquent during the three and nine months ended September 30, 2014 and 2013, that were initially restructured within one year prior to becoming delinquent (dollars in thousands).

	New Troubled Debt Restructurings					New Troubled Debt Restructurings
	for the Three Months Ended September 30,					for the Nine Months Ended September 30,
				Modified Within the					Modified Within the
				Previous Twelve Months					Previous Twelve Months
				that Have Subsequently					that Have Subsequently
		Pre-	Post-	Defaulted During the			Pre-	Post-	Defaulted During the Nine
		Modification	Modification	Three Months Ended			Modification	Modification	Months Ended
		Outstanding	Outstanding	September 30, 2014			Outstanding	Outstanding	September 30, 2014
	Number of	Recorded	Recorded	Number of	Recorded	Number of	Recorded	Recorded	Number of	Recorded
2014	Contracts	Investment	Investment	Contracts	Investment	Contracts	Investment	Investment	Contracts	Investment

Owner occupied commercial real estate	2	$747	$747	—	$—	9	$4,139	$4,139	$1	$104
Income producing commercial real estate	—	—	—	—	—	5	1,992	1,992	—	—
Commercial & industrial	6	452	452	—	—	10	782	782	2	54
Commercial construction	—	—	—	—	—	2	471	471	—	—
Total commercial	8	1,199	1,199	—	—	26	7,384	7,384	3	158
Residential mortgage	10	778	673	2	139	33	2,924	2,778	8	871
Home equity lines of credit	—	—	—	—	—	1	36	36	—	—
Residential construction	—	—	—	—	—	3	1,124	1,124	—	—
Consumer installment	—	—	—	—	—	5	226	226	—	—
Indirect auto	—	—	—	—	—	—	—	—	—	—
Total loans	18	$1,977	$1,872	2	$139	68	$11,694	$11,548	11	$1,029

				Modified Within the					Modified Within the
				Previous Twelve Months					Previous Twelve Months
				that Have Subsequently					that Have Subsequently
		Pre-	Post-	Defaulted During the			Pre-	Post-	Defaulted During the Nine
		Modification	Modification	Three Months Ended			Modification	Modification	Months Ended
		Outstanding	Outstanding	September 30, 2013			Outstanding	Outstanding	September 30, 2013
	Number of	Recorded	Recorded	Number of	Recorded	Number of	Recorded	Recorded	Number of	Recorded
2013	Contracts	Investment	Investment	Contracts	Investment	Contracts	Investment	Investment	Contracts	Investment

Owner occupied commercial real estate	1	$1,841	$741	—	$—	11	$5,923	$4,823	$1	$432
Income producing commercial real estate	—	—	—	—	—	7	6,009	6,009	—	—
Commercial & industrial	1	68	68	—	—	10	883	777	1	35
Commercial construction	—	—	—	—	—	—	—	—	2	1,454
Total commercial	2	1,909	809	—	—	28	12,815	11,609	4	1,921
Residential mortgage	16	2,365	2,207	1	533	29	5,129	4,827	3	641
Home equity lines of credit	—	—	—	—	—	—	—	—	—	—
Residential construction	3	727	727	1	414	10	1,850	1,721	3	531
Consumer installment	1	7	7	2	9	5	28	28	5	29
Indirect auto	—	—	—	—	—	—	—	—	—	—
Total loans	22	$5,008	$3,750	4	$956	72	$19,822	$18,185	15	$3,122

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of September 30, 2014, December 31, 2013 and September 30, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands).

			Substandard		Doubtful /
As of September 30, 2014	Pass	Watch	Performing	Nonaccrual	Loss	Total

Owner occupied commercial real estate	$1,076,822	$25,098	$49,857	$2,156	$—	$1,153,933
Income producing commercial real estate	563,451	17,319	22,215	1,742	—	604,727
Commercial & industrial	637,160	3,602	7,498	1,593	—	649,853
Commercial construction	174,443	2,356	3,847	148	—	180,794
Total commercial	2,451,876	48,375	83,417	5,639	—	2,589,307
Residential mortgage	803,937	10,300	42,981	8,350	—	865,568
Home equity lines of credit	450,026	—	8,073	720	—	458,819
Residential construction	284,491	7,389	11,755	3,543	—	307,178
Consumer installment	102,460	—	2,746	139	—	105,345
Indirect auto	242,315	—	—	354	—	242,669
Total loans	$4,335,105	$66,064	$148,972	$18,745	$—	$4,568,886
As of December 31, 2013

Owner occupied commercial real estate	$1,054,924	$29,714	$43,083	$5,822	$—	$1,133,543
Income producing commercial real estate	575,597	10,410	34,642	2,518		623,167
Commercial & industrial	456,563	5,382	9,589	427	—	471,961
Commercial construction	120,852	10,932	16,758	361	—	148,903
Total commercial	2,207,936	56,438	104,072	9,128	—	2,377,574
Residential mortgage	793,381	25,944	44,022	11,730	—	875,077
Home equity lines of credit	426,052	5,420	7,967	1,448		440,887
Residential construction	298,685	11,526	14,104	4,264	—	328,579
Consumer installment	107,029	1,229	2,538	249	—	111,045
Indirect auto	196,104	—	—	—	—	196,104
Total loans	$4,029,187	$100,557	$172,703	$26,819	$—	$4,329,266
As of September 30, 2013

Owner occupied commercial real estate	$1,046,900	$35,948	$39,946	$6,358	$—	$1,129,152
Income producing commercial real estate	556,963	19,403	35,596	1,657	—	613,619
Commercial & industrial	436,401	10,062	10,342	609	—	457,414
Commercial construction	109,332	10,560	16,911	343	—	137,146
Total commercial	2,149,596	75,973	102,795	8,967	—	2,337,331
Residential mortgage	808,574	23,277	45,493	11,335	—	888,679
Home equity lines of credit	406,575	5,193	7,679	1,169	—	420,616
Residential construction	283,197	14,943	15,552	4,097	—	317,789
Consumer installment	112,706	1,162	2,147	520	—	116,535
Indirect auto	186,117	—	—	—	—	186,117
Total loans	$3,946,765	$120,548	$173,666	$26,088	$—	$4,267,067

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

The following table presents the recorded investment (unpaid principal less amounts charged off) in nonaccrual loans by loan class as of September 30, 2014, December 31, 2013 and September 30, 2013 (in thousands).

	Nonaccrual Loans
	September 30,	December 31,	September 30,
	2014	2013	2013
Owner occupied commercial real estate	$2,156	$5,822	$6,358
Income producing commercial real estate	1,742	2,518	1,657
Commercial & industrial	1,593	427	609
Commercial construction	148	361	343
Total commercial	5,639	9,128	8,967
Residential mortgage	8,350	11,730	11,335
Home equity lines of credit	720	1,448	1,169
Residential construction	3,543	4,264	4,097
Consumer installment	139	249	520
Indirect auto	354	—	—
Total	$18,745	$26,819	$26,088

Balance as a percentage of unpaid principal	68.6%	65.3%	61.6%

Note 7 – Foreclosed Property

Major classifications of foreclosed properties at September 30, 2014, December 31, 2013 and September 30, 2013 are summarized as follows (in thousands).

	September 30,	December 31,	September 30,
	2014	2013	2013
Commercial real estate	$1,350	$1,287	$1,130
Commercial construction	—	—	376
Total commercial	1,350	1,287	1,506
Residential mortgage	1,954	3,380	2,420
Residential construction	588	736	1,981
Total foreclosed property	3,892	5,403	5,907
Less valuation allowance	(746)	(1,182)	(1,440)
Foreclosed property, net	$3,146	$4,221	$4,467

Balance as a percentage of original loan unpaid principal	54.5%	44.5%	41.5%

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Activity in the valuation allowance for foreclosed property for the three and nine months ended September 30, 2014 and 2013 is presented in the following table (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Balance at beginning of period	$741	$3,602	$1,182	$6,954
Additions charged to expense	108	329	690	2,739
Disposals	(103)	(2,491)	(1,126)	(8,253)
Balance at end of period	$746	$1,440	$746	$1,440

Expenses related to foreclosed property for the three and nine months ended September 30, 2014 and 2013 is presented in the following table (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net (gain)/loss on sales	$(264)	$513	$(1,208)	$3,563
Provision for unrealized losses	108	329	690	2,739
Operating expenses	441	(648)	1,021	1,376
Total foreclosed property expense	$285	$194	$503	$7,678

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 8 – Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the details regarding amounts reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2014 and 2013 (in thousands).

	Amounts Reclassified from Accumulated Other
	Comprehensive Income
	For the three months ended		For the nine months ended
Details about Accumulated Other	September 30,		September 30,		Affected Line Item in the Statement
Comprehensive Income Components	2014	2013	2014	2013	Where Net Income is Presented

Realized gains on sales of available-for-sale securities:
	$11	$—	$4,663	$116	Securities gains, net
	(4)	—	(1,821)	(45)	Tax expense
	$7	$—	$2,842	$71	Net of tax

Amortization of (losses) gains included in net income on available-for-sale securities transferred to held to maturity:
	$(468)	$214	$(1,207)	$803	Investment securities interest revenue
	176	(83)	453	(310)	Tax benefit (expense)
	$(292)	$131	$(754)	$493	Net of tax

Amounts included in net income on derivative financial instruments accounted for as cash flow hedges:
Effective portion of interest rate contracts	$—	$10	$—	$850	Loan interest revenue
Ineffective portion of interest rate contracts	—	48	—	52	Loan interest revenue
Effective portion of interest rate contracts	(317)	—	(764)	—	Brokered deposit interest expense
Amortization of losses on de-designated positions	(81)	—	(105)	—	Money market deposit interest expense
Amortization of losses on de-designated positions	(313)	—	(512)	—	Brokered deposit interest expense
	(711)	58	(1,381)	902	Total before tax
	277	(23)	538	(351)	Tax or benefit (expense)
	$(434)	$35	$(843)	$551	Net of tax

Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan
Prior service cost	$(91)	$(91)	$(274)	$(273)	Salaries and employee benefits expense
Actuarial losses	—	(42)	—	(126)	Salaries and employee benefits expense
	(91)	(133)	(274)	(399)	Total before tax
	36	52	107	155	Tax benefit
	$(55)	$(81)	$(167)	$(244)	Net of tax

Total reclassifications for the period	$(774)	$85	$1,078	$871	Net of tax

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

During the three and nine months ended September 30, 2014 and 2013, United accrued dividends on preferred stock, including accretion of discounts, as shown in the following table (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Series A - 6% fixed	$—	$3	$—	$9
Series B - 5% fixed until December 6, 2013, 9% thereafter	—	2,641	159	7,907
Series D - LIBOR plus 9.6875%, resets quarterly	—	415	280	1,250
Total preferred stock dividends	$—	$3,059	$439	$9,166

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income available to common shareholders	$17,616	$12,441	$48,934	$248,063

Weighted average shares outstanding:
Basic	60,776	59,100	60,511	58,443
Effect of dilutive securities
Stock options	3	1	2	1
Warrants	—	101	—	—
Diluted	60,779	59,202	60,513	58,444

Income per common share:
Basic	$.29	$.21	$.81	$4.24
Diluted	$.29	$.21	$.81	$4.24

At September 30, 2014, United had the following potentially dilutive stock options and warrants outstanding: a warrant to purchase 219,909 common shares at $61.40 per share originally issued to the U.S. Treasury; 305,291 common shares issuable upon exercise of stock options granted to employees with a weighted average exercise price of $95.98; 801,334 shares issuable upon completion of vesting of restricted stock awards; and warrants to purchase common stock equivalent junior preferred stock that would be convertible into 1,411,765 common shares exercisable at $21.25 per share granted to Fletcher International Ltd. (“Fletcher”) in connection with a 2010 asset purchase and sale agreement.  On March 5, 2014, United announced that it and the Chapter 11 Trustee for Fletcher had agreed to settle all potential claims and counterclaims between them relating to or arising out of, among other things, their respective rights and obligations under such warrants.  Pursuant to the settlement agreement with Fletcher, United has agreed to repurchase the warrants and resolve all claims between the parties.  The settlement agreement and the transactions contemplated thereby have been approved by the bankruptcy court and are no longer subject to appeal. As noted in Note 12, in November 2014, the settlement was completed and the net proceeds were paid to Fletcher.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At September 30, 2013, United had the following potentially dilutive stock options and warrants outstanding: a warrant to purchase 219,909 common shares at $61.40 per share originally issued to the U.S. Treasury; 371,449 common shares issuable upon exercise of stock options granted to employees with a weighted average exercise price of $98.54; 1,073,259 shares issuable upon completion of vesting of restricted stock awards; warrants to purchase common stock equivalent junior preferred stock that would be convertible into 1,411,765 common shares exercisable at $21.25 per share granted to Fletcher in connection with a 2010 asset purchase and sale agreement.

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

The table below presents the fair value of United’s derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2014, December 31, 2013 and September 30, 2013 (in thousands).

Derivatives designated as hedging instruments under ASC 815
		Fair Value
	Balance Sheet	September 30,	December 31,	September 30,
Interest Rate Products	Location	2014	2013	2013
Cash flow hedge of money market deposits	Other assets	$1,349	$4,782	$3,580
Fair value hedge of corporate bonds	Other assets	—	3,939	2,709
		$1,349	$8,721	$6,289

Cash flow hedge of short-term debt	Other liabilities	$—	$3,368	$3,247
Cash flow hedge of money market deposits	Other liabilities	—	—	431
Fair value hedge of brokered CD’s	Other liabilities	10,201	19,970	28,748
Fair value hedge of corporate bonds	Other liabilities	—	2,308	3,025
		$10,201	$25,646	$35,451

Derivatives not designated as hedging instruments under ASC 815
		Fair Value
	Balance Sheet	September 30,	December 31,	September 30,
Interest Rate Products	Location	2014	2013	2013
Customer swap positions	Other assets	$2,067	$898	$1,096
Dealer offsets to customer swap positions	Other assets	475	1,347	707
Bifurcated embedded derivatives	Other assets	14,780	12,867	—
Offsetting positions for de-designated cash flow hedges	Other assets	3,550	—	—
		$20,872	$15,112	$1,803

Customer swap positions	Other liabilities	$475	$1,347	$707
Dealer offsets to customer swap positions	Other liabilities	2,087	915	1,111
Dealer offsets to bifurcated embedded derivatives	Other liabilities	19,858	18,324	—
De-designated cash flow hedge of brokered CDs	Other liabilities	2,645	—	—
De-designated cash flow hedge of money market deposits	Other liabilities	905	—	—
		$25,970	$20,586	$1,818

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Cash Flow Hedges of Interest Rate Risk

United’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements.  To accomplish this objective, United uses interest rate swaps as part of its interest rate risk management strategy.  At September 30, 2014, United’s interest rate swaps designated as cash flow hedges involved the payment of fixed-rate amounts to a counterparty in exchange for United receiving variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  United’s current cash flow hedges are for the purpose of converting variable rate deposits and wholesale borrowings to a fixed rate to protect United in a rising rate environment.  At September 30, 2014, United had two swap contracts outstanding with a total notional amount of $275 million that were designated as cash flow hedges of indexed money market accounts.  One of the swaps with a notional amount of $175 million is forward starting and will become effective later in 2015.  At December 31, 2013 and September 30, 2013, United had three swap contracts outstanding with a total notional amount of $200 million that were designated as cash flow hedges of future issuances of three-month brokered deposits or other LIBOR based floating rate wholesale borrowings, and three swap contracts outstanding with a total notional amount of $375 million that were designated as cash flow hedges of indexed money market accounts.  During the second quarter of 2014, United de-designated swaps with a notional of $400 million and put on offsetting positions which had a similar effect to terminating the positions.  Changes in United’s balance sheet composition and interest rate risk position made the hedges no longer necessary as protection against rising interest rates.  The loss remaining in other comprehensive income on the de-designated swaps is being amortized into earnings over the original term of the swaps as the forecasted transactions that the swaps were originally designated to hedge are still expected to occur.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense when the swaps become effective, as interest payments are made on United’s LIBOR based, variable-rate wholesale borrowings and indexed deposit accounts.  United’s active forward starting cash flow hedges of floating rate liabilities began interest settlements in the first quarter of 2014.  United recognized $12,000 in hedge ineffectiveness gains and $73,000 in hedge ineffectiveness losses, respectively, in interest expense on active cash flow hedges during the third quarter and first nine months of 2014.  United recognized $33,000 in hedge ineffectiveness gains during the third quarter and first nine months of 2013.  United expects that $3.77 million will be reclassified as an increase to deposit interest expense over the next twelve months related to these cash flow hedges.

During the three and nine months ended September 30, 2013, United accelerated the reclassification of $48,000 and $53,000, respectively, in gains from terminated positions, as a result of the forecasted transactions becoming probable not to occur.  These amounts were recognized in loan interest revenue as hedge ineffectiveness.

Fair Value Hedges of Interest Rate Risk

United is exposed to changes in the fair value of certain of its fixed rate investments and obligations due to changes in interest rates. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in interest rates.  Interest rate swaps designated as fair value hedges of brokered deposits involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount.  Interest rate swaps designated as fair value hedges of fixed rate investments involve the receipt of variable-rate amounts from a counterparty in exchange for United making fixed rate payments over the life of the instrument without the exchange of the underlying notional amount.  At September 30, 2014, United had 16 interest rate swaps with an aggregate notional amount of $199 million that were designated as fair value hedges of interest rate risk.  These contracts were pay-variable / receive-fixed swaps hedging changes in the fair value of fixed rate brokered time deposits resulting from changes in interest rates.  At September 30, 2013, United had 27 interest rate swaps with an aggregate notional amount of $387 million that were designated as fair value hedges.  At September 30, 2013, eight of the interest rate swaps with an aggregate notional amount of $86 million were receive-variable / pay-fixed swaps that were used for the purpose of hedging changes in the fair value of corporate bonds resulting from changes in interest rates.  These swaps were cancelled and the bonds were sold in the second quarter of 2014.  The other 19 were pay-variable / receive-fixed swaps hedging changes in fair value of fixed rate brokered time deposits resulting from changes in interest rates.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives.  During the three and nine months ended September 30, 2014 United recognized net losses of $312,000 and $937,000, respectively, and during the three and nine months ended September 30, 2013, United recognized net gains of $38,000 and $241,000, respectively, related to ineffectiveness of the fair value hedging relationships.  United also recognized net reductions of interest expense of $1.04 million and $3.47 million, respectively, for the three and nine months ended September 30, 2014 and net reductions of interest expense of $2.47 million and $4.73 million, respectively, for the three and nine months ended September 30, 2013 related to United’s fair value hedges of brokered time deposits, which include net settlements on the derivatives.  United recognized reductions of interest revenue on securities during the nine months ended September 30, 2014 in the amount of $955,000 related to United’s fair value hedges of corporate bonds that were terminated in the second quarter of 2014.  For the three and nine months ended September 30, 2013, United recognized reductions of interest revenue on securities in the amounts of $516,000 and $811,000, respectively related to United’s fair value hedges of corporate bonds.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of United’s derivative financial instruments on the consolidated statement of operations for the three and nine months ended September 30, 2014 and 2013.

Derivatives in Fair Value Hedging Relationships (in thousands).

	Location of Gain	Amount of Gain (Loss)		Amount of Gain (Loss)
	(Loss) Recognized	Recognized in Income		Recognized in Income
	in Income on	on Derivative		on Hedged Item
	Derivative	2014	2013	2014	2013
Three Months Ended September 30,
Fair value hedges of brokered CD’s	Interest expense	$(37)	$(2,849)	$(275)	$2,872
Fair value hedges of corporate bonds	Interest revenue	—	109	—	(94)
		$(37)	$(2,740)	$(275)	$2,778
Nine Months Ended September 30,
Fair value hedges of brokered CD’s	Interest expense	$10,078	$(20,134)	$(10,691)	$19,988
Fair value hedges of corporate bonds	Interest revenue	(2,487)	4,338	2,163	(3,951)
		$7,591	$(15,796)	$(8,528)	$16,037

In certain cases, the estate of deceased brokered certificate of deposit holders may put the certificate of deposit back to the issuing bank at par upon the death of the holder.  When these estate puts occur, a gain or loss is recognized for the difference between the fair value and the par amount of the deposits put back.  The change in the fair value of brokered time deposits that are being hedged in fair value hedging relationships reported in the table above includes gains and losses from estate puts and such gains and losses are included in the amount of reported ineffectiveness gains or losses.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Derivatives in Cash Flow Hedging Relationships (in thousands).

	Amount of Gain (Loss)
	Recognized in Other		Gain (Loss) Reclassified from
	Comprehensive		Accumulated Other Comprehensive			Gain (Loss) Recognized in Income on
	Income on Derivative		Income into Income			Derivative
	(Effective Portion)		(Effective Portion)			(Ineffective Portion)
	2014	2013	Location	2014	2013	Location	2014	2013

Three Months Ended September 30,
			Interest revenue	$—	$58
			Interest expense	(711)	—
Interest rate swaps	$412	$(3,507)	Total	$(711)	$58	Interest expense	$12	$(33)

Nine Months Ended September 30,
			Interest revenue	$—	$902
			Interest expense	(1,381)	—
Interest rate swaps	$(5,967)	$8,595	Total	$(1,381)	$902	Interest expense	$(73)	$46

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Credit-Risk-Related Contingent Features

United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each counterparty.  The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts.  The details of these agreements, including the minimum thresholds, vary by counterparty.  As of September 30, 2014, collateral totaling $38.2 million was pledged toward derivatives in a liability position.

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

Note 11 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights.  Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant.  The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years.  Certain options, restricted stock and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan).  As of September 30, 2014, 529,000 additional awards could be granted under the plan. Through September 30, 2014, incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards, base salary stock grants and performance share awards have been granted under the plan.

The following table shows stock option activity for the first nine months of 2014.

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinisic
		Average Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	($000)

Outstanding at December 31, 2013	350,772	$97.87
Expired	(45,481)	110.57
Outstanding at September 30, 2014	305,291	95.98	2.9	$59

Exercisable at September 30, 2014	299,041	97.70	2.8	41

The fair value of each option is estimated on the date of grant using the Black-Scholes model.  Key assumptions used to determine the fair value of options granted to employees during the first nine months of 2013 are shown below.  No stock options were granted during the nine months ended September 30, 2014.

	Nine Months Ended
	September 30,
	2014	2013

Expected volatility	NA	30.00%
Expected dividend yield	NA	0.00%
Expected life (in years)	NA	6.25
Risk-free rate	NA	2.01%

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

United recognized $5,000 in compensation expense related to stock options during the nine months ended September 30, 2014.  Compensation expense relating to stock options for the nine months ended September 30, 2013 was a reduction of expense of $56,000 due to the reversal of previously recognized expense on grants that did not vest.  The amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period.  The forfeiture rate for new options issued is estimated to be approximately 3% per year.  No options were exercised during the first nine months of 2014 or 2013.

The table below presents restricted stock activity for the first nine months of 2014.
		Weighted-
		Average Grant-
Restricted Stock	Shares	Date Fair Value

Outstanding at December 31, 2013	1,073,676	$13.73
Granted	55,066	17.73
Excercised	(324,108)	12.24
Cancelled	(3,300)	13.18
Outstanding at September 30, 2014	801,334	14.61

Vested at September 30, 2014	7,580	9.90

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of United’s common stock on the date of grant.  The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period.  For the nine months ended September 30, 2014 and 2013, compensation expense of $3.23 million and $2.01 million, respectively, was recognized related to restricted stock awards.  In addition, for the nine months ended September 30, 2014 and 2013, $76,000 and $118,000, respectively, was recognized in other operating expense for restricted stock units granted to members of United’s board of directors.  The total intrinsic value of outstanding restricted stock awards was $13.2 million at September 30, 2014.

As of September 30, 2014, there was $10.0 million of unrecognized compensation cost related to non-vested stock options and restricted stock awards granted under the plan.  That cost is expected to be recognized over a weighted-average period of 3.0 years.  The aggregate grant date fair value of options and restricted stock awards that vested during the nine months ended September 30, 2014, was $3.83 million.

Note 12 – Common and Preferred Stock Issued / Common Stock Issuable

United sponsors a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from United.  The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission.  No shares were issued through the DRIP in 2013 as the DRIP was suspended during that time.  The DRIP was re-activated following United’s reinstatement of its quarterly dividend in the second quarter of 2014.  In the third quarter of 2014, no shares were issued through the DRIP.

United’s 401(k) retirement plan regularly purchases shares of United’s common stock directly from United.  In addition, United has an Employee Stock Purchase Program that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges.  For the nine months ended September 30, 2014 and 2013, United issued 25,284 and 49,830 shares, respectively, and increased capital by $424,000 and $582,000, respectively, through these programs.

United offers its common stock as an investment option in its deferred compensation plan.  United also allows for the deferral of restricted stock awards.  The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable.  The deferred compensation plan does not allow for diversification once an election is made to invest in United’s common stock and settlement must be accomplished in shares at the time the deferral period is completed. At September 30, 2014 and 2013, 354,961 and 242,262 shares of common stock, respectively, were issuable under the deferred compensation plan.

In the fourth quarter of 2013 and first quarter of 2014, United redeemed all of its outstanding preferred stock.  The preferred stock was redeemed at par and did not result in any gain or loss.  The redemptions were funded from a combination of dividends from United Community Bank, borrowings on United’s holding company line of credit and cash on hand.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Pursuant to its settlement agreement with Fletcher, United agreed to deliver 640,000 shares of its common stock and cash that, together with the common stock, would have a combined fair value of $12 million.  On March 25, 2014, to satisfy its obligations under the settlement agreement, United completed the sale of 640,000 shares of common stock and received approximately $12.2 million in net proceeds after discounts and expenses, $12.0 million of which is payable to Fletcher once the settlement is completed.  In November 2014, the settlement was completed and the net proceeds were paid to Fletcher.

Note 13 – Income Taxes

The income tax provision for the three and nine months ended September 30, 2014 was $9.99 million and $28.7 million, respectively, which represents effective tax rates of 36.2% and 36.7%, respectively.  The income tax provision for the three and nine months ended September 30, 2013 was $9.52 million and a net benefit of $247 million, respectively.  The net income tax benefit for the first nine months of 2013 reflects the reversal of a $272 million valuation allowance on United’s net deferred tax asset.  At September 30, 2014, December 31, 2013 and September 30, 2013, the valuation allowance on United’s net deferred tax asset was $4.45 million, $4.10 million and $4.61 million, respectively.  Management assesses the valuation allowance recorded against its net deferred tax asset at each reporting period.  The determination of whether a valuation allowance for its net deferred tax asset is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

In the second quarter of 2013, United reversed $272 million of the valuation allowance on its net deferred tax asset.  United had established a full valuation allowance on its net deferred tax asset in 2010 due to the realization of significant losses and uncertainty about United’s future earnings forecasts.

United evaluated the need for a valuation allowance again at September 30, 2014.  Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of its net deferred tax asset will be realized based upon future taxable income.  The remaining valuation allowance of $4.45 million is related to specific state income tax credits that have short carryforward periods and are expected to expire unused.  The positive evidence considered by management in arriving at the conclusion that a full valuation allowance is not necessary included consecutive profitable quarters beginning with the fourth quarter of 2011, United’s strong pre-crisis earnings history and growth in pre-tax, pre-credit earnings, which demonstrate demand for United’s products and services, and United’s significant improvement in credit measures, which improve both the sustainability of profitability and management’s ability to forecast future credit losses.  The negative evidence previously considered by management included a three-year cumulative loss position and United’s and United Community Bank’s informal memorandums of understanding with the bank regulatory agencies.  The informal memorandums of understanding were terminated in the fourth quarter of 2013 and first quarter of 2014 and United was no longer in a three-year cumulative loss position effective with the first quarter of 2014, based on a rolling twelve quarters.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence.  Management’s conclusion at September 30, 2014 that it was more likely than not that United’s net deferred tax asset of $225 million will be realized is based upon management’s estimate of future taxable income.  Management’s estimate of future taxable income is based on internal forecasts that consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment.  If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of its net deferred tax asset.  Such an increase to the net deferred tax asset valuation allowance could have a material adverse effect on United’s financial condition and results of operations.

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

At September 30, 2014, December 31, 2013 and September 30, 2013, unrecognized income tax benefits totaled $4.10 million, $4.50 million and $4.45 million, respectively.  In the first quarter of 2014, United adopted the provisions of ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  ASU No. 2013-11 requires unrecognized tax benefits to be presented as a reduction of a deferred tax asset unless certain conditions are present.  Prior to adoption, unrecognized tax benefits were presented as a component of the current tax liability payable.  Upon adoption, United reclassified $4.59 million in unrecognized tax benefits from other liabilities to its net deferred tax asset.  The reclassification resulted in decreases in United’s net deferred tax asset and other liabilities.

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

Although United has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2014, United had assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, United has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2014, December 31, 2013 and September 30, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

September 30, 2014	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasury securities	$—	$105,022	$—	$105,022
State and political subdivisions	—	20,321	—	20,321
Mortgage-backed securities	—	1,034,992	—	1,034,992
Corporate bonds	—	164,952	300	165,252
Asset-backed securities	—	462,044	—	462,044
Other	—	2,036	—	2,036
Deferred compensation plan assets	3,734	—	—	3,734
Derivative financial instruments	—	22,221	—	22,221
Total assets	$3,734	$1,811,588	$300	$1,815,622
Liabilities:
Deferred compensation plan liability	$3,734	$—	$—	$3,734
Brokered certificates of deposit	—	175,053	—	175,053
Derivative financial instruments	—	36,171	—	36,171
Total liabilities	$3,734	$211,224	$—	$214,958

December 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale
State and political subdivisions	$—	$23,242	$—	$23,242
Mortgage-backed securities	—	1,145,347	—	1,145,347
Corporate bonds	—	249,946	350	250,296
Asset-backed securities	—	410,633	—	410,633
Other	—	2,699	—	2,699
Deferred compensation plan assets	3,496	—	—	3,496
Derivative financial instruments	—	23,833	—	23,833
Total assets	$3,496	$1,855,700	$350	$1,859,546
Liabilities:
Deferred compensation plan liability	$3,496	$—	$—	$3,496
Brokered certificates of deposit	—	173,657	—	173,657
Derivative financial instruments	—	46,232	—	46,232
Total liabilities	$3,496	$219,889	$—	$223,385

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

September 30, 2013	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
State and political subdivisions	$—	$23,524	$—	$23,524
Mortgage-backed securities	—	1,383,317	—	1,383,317
Corporate bonds	—	246,601	350	246,951
Asset-backed securities	—	307,238	—	307,238
Other	—	2,394	—	2,394
Deferred compensation plan assets	3,203	—	—	3,203
Derivative financial instruments	—	8,092	—	8,092
Total assets	$3,203	$1,971,166	$350	$1,974,719
Liabilities:
Deferred compensation plan liability	$3,203	$—	$—	$3,203
Brokered certificates of deposit	—	273,282	—	273,282
Derivative financial instruments	—	37,269	—	37,269
Total liabilities	$3,203	$310,551	$—	$313,754

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Securities Available for Sale	2014	2013	2014	2013
Balance at beginning of period	$300	$350	$350	$350
Amounts included in earnings	—	—	—	—
Paydowns / sales	—	—	(50)	—
Balance at end of period	$300	$350	$300	$350

At September 30, 2014, United had one security that has a Level 3 valuation.  It is a trust preferred security in a community bank that has shown deteriorating financial condition during the financial crisis, and is currently deferring interest payments.  Since the investment is not actively traded, there is no recent trade activity upon which to assess value.  The value assigned to the investment is based on a sales price estimate from a broker.  The investment has a par amount of $1 million.  The investment is carried at its original cost basis of $1 million with a $700,000 negative mark to fair value through other comprehensive income.  United does not consider this investment to be other-than-temporarily impaired, as the community bank was recapitalized by a private equity investment that management believes will result in full payment at maturity.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  The table below presents United’s assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2014, December 31, 2013 and September 30, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

September 30, 2014	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$—	$85,827	$85,827
Foreclosed properties	—	—	2,204	2,204
Total	$—	$—	$88,031	$88,031
December 31, 2013
Assets
Loans	$—	$—	$82,798	$82,798
Foreclosed properties	—	—	3,747	3,747
Total	$—	$—	$86,545	$86,545
September 30, 2013
Assets
Loans	$—	$—	$76,393	$76,393
Foreclosed properties	—	—	3,898	3,898
Total	$—	$—	$80,291	$80,291

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

The carrying amount and fair values for other financial instruments that are not measured at fair value on a recurring basis in United’s balance sheet at September 30, 2014, December 31, 2013, and September 30, 2013 are as follows (in thousands).

	Carrying	Fair Value Level
September 30, 2014	Amount	Level 1	Level 2	Level 3	Total
Assets:
Securities held to maturity	$432,418	$—	$440,311	$—	$440,311
Loans, net	4,496,958	—	—	4,437,039	4,437,039
Mortgage loans held for sale	20,004	—	20,253	—	20,253
Liabilities:
Deposits	6,240,729	—	6,228,804	—	6,228,804
Federal Home Loan Bank advances	330,125	—	330,134	—	330,134
Long-term debt	129,865	—	—	132,636	132,636

December 31, 2013
Assets:
Securities held to maturity	479,742	—	485,585	—	485,585
Loans, net	4,252,504	—	—	4,165,591	4,165,591
Mortgage loans held for sale	10,319	—	10,529	—	10,529
Liabilities:
Deposits	6,201,505	—	6,204,815	—	6,204,815
Federal Home Loan Bank advances	120,125	—	120,125	—	120,125
Long-term debt	129,865	—	—	130,262	130,262

September 30, 2013
Assets:
Securities held to maturity	205,613	—	214,651	—	214,651
Loans, net	4,186,695	—	—	4,095,666	4,095,666
Mortgage loans held for sale	11,987	—	11,979	—	11,979
Liabilities:
Deposits	6,112,907	—	6,117,769	—	6,117,769
Federal Home Loan Bank advances	125	—	125	—	125
Long-term debt	129,865	—	—	129,197	129,197

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

The following table summarizes, as of September 30, 2014, December 31, 2013 and September 30, 2013, the contractual amount of off-balance sheet instruments (in thousands):

	September 30, 2014	December 31, 2013	September 30, 2013
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$852,635	$747,170	$677,891
Letters of credit	20,534	19,846	9,818

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

Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experiences may differ materially from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experiences to differ from those projected include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 as well as the following factors:

●	the condition of the general business and economic environment;
●	the results of our internal credit stress tests may not accurately predict the impact on our financial condition if the economy were to deteriorate;
●	our ability to maintain profitability;
●	our ability to fully realize the balance of our net deferred tax asset, including net operating loss carryforwards;
●	the risk that we may be required to increase the valuation allowance on our net deferred tax asset in future periods;
●	the condition of the banking system and financial markets;
●	our ability to raise capital as may be necessary;
●	our ability to maintain liquidity or access other sources of funding;
●	changes in the cost and availability of funding;
●	the success of the local economies in which we operate;
●	our lack of geographic diversification;
●	our concentrations of residential and commercial construction and development loans and commercial real estate loans are subject to unique risks that could adversely affect our earnings;
●	changes in prevailing interest rates may negatively affect our net income and the value of our assets and other interest rate risks;
●	our accounting and reporting policies;
●	if our allowance for loan losses is not sufficient to cover actual loan losses;
●	losses due to fraudulent and negligent conduct of our loan customers, third party service providers or employees;
●	risks related to our communications and information systems, including risks with respect to cybersecurity breaches;
●	our reliance on third parties to provide key components of our business infrastructure and services required to operate our business;
●	competition from financial institutions and other financial service providers;
●	risks with respect to our ability to successfully expand and complete acquisitions and integrate businesses and operations that are acquired;
●	if the conditions in the stock market, the public debt market and other capital markets deteriorate;
●	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and related regulations;
●	changes in laws and regulations or failures to comply with such laws and regulations;
●	changes in regulatory capital and other requirements;
●	the costs and effects of litigation, examinations, investigations, or similar matters, or adverse facts and developments related thereto, including possible dilution;
●	regulatory or judicial proceedings, board resolutions, informal memorandums of understanding or formal enforcement actions imposed by regulators that may occur;
●	changes in tax laws, regulations and interpretations or challenges to our income tax provision; and
●	our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures.

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

Overview

The following discussion is intended to provide insight into the results of operations and financial condition of United Community Banks, Inc. (“United”) and its subsidiaries and should be read in conjunction with United’s consolidated financial statements and accompanying notes.

United is a bank holding company registered with the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988.  At September 30, 2014, United had total consolidated assets of $7.53 billion, total loans of $4.57 billion, total deposits of $6.24 billion, and shareholders’ equity of $736 million.

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

Included in management’s discussion and analysis are certain non-GAAP (accounting principles generally accepted in the United States of America (“GAAP”)) performance measures.  United’s management believes that non-GAAP performance measures are useful in analyzing United’s financial performance trends and therefore this section will refer to non-GAAP performance measures.  A reconciliation of these non-GAAP performance measures to GAAP performance measures is included in the table on page 46.

United reported net income of $17.6 million for the third quarter of 2014.  This compared to net income of $15.5 million for the third quarter of 2013.  Diluted earnings per common share were $.29 for the third quarter of 2014, compared to diluted earnings per common share of $.21 for the third quarter of 2013.

For the nine months ended September 30, 2014, United reported net income of $49.4 million.  This compared to net income of $257 million for the first nine months of 2013.  Diluted earnings per common share were $.81 for the nine months ended September 30, 2014, compared to diluted earnings per common share of $4.24 for the nine months ended September 30, 2013.

Year-to-date 2013 earnings were significantly impacted by the reversal of a $272 million valuation allowance on United’s net deferred tax asset and a large bulk sale of classified assets, both of which took place in the second quarter of 2013.  The effects of these two events on the income statement were significant increases in the provision for loan losses and foreclosed property expense from the classified asset sales and the recognition of a tax benefit in the income tax line from the valuation allowance reversal.

Taxable equivalent net interest revenue was $57.0 million for the third quarter of 2014, compared to $54.3 million for the same period of 2013.  Net interest margin increased from 3.26% for the three months ended September 30, 2013 to 3.32% for the same period in 2014.  For the nine months ended September 30, 2014, taxable equivalent net interest revenue was $166 million compared to $164 million for the same period of 2013.  Net interest margin decreased from 3.32% for the nine months ended September 30, 2013 to 3.25% for the same period in 2014.  The margin decrease for the year-to-date comparison was driven by pricing pressures on new and renewed loans and resulting lower yields on loans.  In the second quarter of 2014, United executed a number of balance sheet management activities, including restructuring interest rate swaps, selling investment securities and repaying high cost wholesale borrowings with the intent of improving the net interest margin and increasing net interest revenue.  These balance sheet management activities, along with strong third quarter loan growth, had the desired effect of increasing the third quarter 2014 net interest revenue and net interest margin.

United’s provision for loan losses was $2.00 million for the three months ended September 30, 2014, compared to $3.00 million for the same period in 2013.  Net charge-offs for the third quarter of 2014 were $3.16 million, compared to $4.47 million for the third quarter of 2013.  For the nine months ended September 30, 2014, United’s provision for loan losses was $6.70 million, compared to $62.5 million for the same period of 2013.  The sales of approximately $151 million in classified loans in the second quarter of 2013 resulted in a high level of charge-offs and provision for loan losses in 2013.  Following this accelerated disposition of classified assets in the second quarter of 2013, as well as generally improving credit conditions, United has experienced a lower level of net charge-offs and provision for loan losses beginning with the third quarter of 2013 through the third quarter of 2014.

As of September 30, 2014, United’s allowance for loan losses was $71.9 million, or 1.57% of loans, compared to $80.4 million, or 1.88% of loans, at September 30, 2013.  Nonperforming assets of $21.9 million decreased to .29% of total assets at September 30, 2014 from .42% as of September 30, 2013, due to ongoing improving credit conditions.  During the third quarter of 2014, $7.67 million in loans were placed on nonaccrual compared with $9.96 million in the third quarter of 2013.

Fee revenue of $14.4 million increased $187,000, or 1%, from the third quarter of 2013.  The increase was due primarily to $945,000 in gains from the sales of Small Business Administration (“SBA”) loans in the third quarter of 2014.  United began selling the guaranteed portion of SBA / United States Department of Agriculture (“USDA”) loans in the second quarter of 2014 as part of its emphasis on growing the SBA lending business.  The gains from the sales of SBA loans were partially offset by decreases in overdraft charges and interchange fees and lower mortgage revenue, brokerage and customer derivatives fees.  The decrease in mortgage fees is due to a lower level of refinancing activity compared with a year ago due to rising long-term interest rates.  Despite the lower mortgage fees compared with last year, new purchase mortgage activity has been increasing in recent quarters.  Fee revenue for the nine months ended September 30, 2014 was $40.7 million, down $2.35 million from the same period of 2013 due primarily to a $2.80 million decrease in mortgage fees.  Mortgage refinancing activity has declined as long-term interest rates started to rise.  Other fee revenue for the nine months was down $2.13 million from the same period in 2013 mostly due to a $1.43 million gain from bank owned life insurance and a $468,000 gain from the sale of low income housing tax credits both received in the second quarter of 2013.

For the third quarter of 2014, operating expenses of $41.4 million were up $1.27 million from the third quarter of 2013.  The increase was due primarily to higher salaries and benefits expense which were up $2.58 million from a year ago mostly due to the investment in additional staff and new teams to expand the specialized lending area as well as higher incentive compensation in connection with increased lending activities and improvement in earnings performance.  Partially offsetting the increase in salaries and benefits was a $1.27 million decrease in the Federal Deposit Insurance Corporation (“FDIC”) insurance assessment.  United’s FDIC assessment rate was reduced following the termination of the Bank’s informal memorandum of understanding with the FDIC late in the fourth quarter of 2013.  Improvements in credit measures have further lowered United’s assessment rate since that time.  For the nine months ended September 30, 2014, operating expenses totaled $121 million, an $11.7 million decrease from the same period of 2013.  With the exception of salaries and employee benefits and postage, printing and supplies, expenses are down in every category.  Foreclosed property costs, which were elevated from the accelerated disposition of classified assets in the second quarter of 2013, were down $7.18 million from the first nine months of 2013.  Professional fees and the FDIC insurance assessment were also down significantly from a year ago as a result of improving credit conditions and the termination of United’s and the Bank’s informal memorandums of understanding with the bank regulatory agencies.

Recent Developments

On June 26, 2014, United completed the purchase of Business Carolina, Inc., an SBA/USDA lending operation in Columbia, South Carolina.  The purchase resulted in the addition of approximately $25 million in SBA/USDA loans to United’s portfolio.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures, which are performance measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include, among others the following: taxable equivalent interest revenue, taxable equivalent net interest revenue, tangible book value per share, tangible equity to assets, tangible common equity to assets and tangible common equity to risk-weighted assets.  Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies.  A reconciliation of these operating performance measures to GAAP performance measures is included in on the table on page 46.

Results of Operations

United reported net income of $17.6 million for the third quarter of 2014.  This compared to net income of $15.5 million for the same period in 2013.  For the third quarter of 2014, diluted earnings per common share were $.29 compared to $.21 for the third quarter of 2013.  For the nine months ended September 30, 2014, United reported net income of $49.4 million compared to net income of $257 million for the same period in 2013.  Diluted earnings per common share were $.81 for the nine months ended September 30, 2014, compared with diluted earnings per share of $4.24 for the nine months ended September 30, 2013.  Net income and earnings per share for the nine months ended September 30, 2013 were elevated by the recognition of United’s substantial tax benefits with the reversal of the deferred tax asset valuation allowance.  The effect of the tax benefit on net income was partially offset by higher net charge-offs and a pre-tax loss resulting from the accelerated disposition of classified assets in the second quarter of 2013.

Table 1 - Financial Highlights
Selected Financial Information
						Third	For the Nine
	2014			2013		Quarter	Months Ended		YTD
(in thousands, except per share	Third	Second	First	Fourth	Third	2014-2013	September 30,		2014-2013
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change	2014	2013	Change
INCOME SUMMARY
Interest revenue	$63,338	$61,783	$60,495	$61,695	$61,426		$185,616	$185,628
Interest expense	6,371	6,833	6,326	5,816	7,169		19,530	21,866
Net interest revenue	56,967	54,950	54,169	55,879	54,257	5%	166,086	163,762	1%
Provision for credit losses	2,000	2,200	2,500	3,000	3,000		6,700	62,500
Fee revenue	14,412	14,143	12,176	13,519	14,225	1	40,731	43,079	(5)
Total revenue	69,379	66,893	63,845	66,398	65,482		200,117	144,341
Operating expenses	41,364	40,532	39,050	41,614	40,097	3	120,946	132,690	(9)
Income before income taxes	28,015	26,361	24,795	24,784	25,385	10	79,171	11,651
Income tax expense (benefit)	10,399	10,004	9,395	8,873	9,885		29,798	(245,578)
Net income	17,616	16,357	15,400	15,911	15,500	14	49,373	257,229
Preferred dividends and discount accretion	—	—	439	2,912	3,059		439	9,166
Net income available to common shareholders	$17,616	$16,357	$14,961	$12,999	$12,441	42	$48,934	$248,063

PERFORMANCE MEASURES
Per common share:
Diluted income	$.29	$.27	$.25	$.22	$.21	38	$.81	$4.24
Book value	12.15	11.94	11.66	11.30	10.99	11	12.15	10.99	11
Tangible book value (2)	12.10	11.91	11.63	11.26	10.95	11	12.10	10.95	11

Key performance ratios:
Return on common equity (1)(3)	9.41%	8.99%	8.64%	7.52%	7.38%		9.02%	64.29%
Return on assets (3)	.95	.88	.85	.86	.86		.89	4.93
Net interest margin (3)	3.32	3.21	3.21	3.26	3.26		3.25	3.32
Efficiency ratio	57.96	58.65	59.05	60.02	58.55		58.54	64.19
Equity to assets	9.85	9.61	9.52	11.62	11.80		9.66	9.91
Tangible equity to assets (2)	9.83	9.58	9.50	11.59	11.76		9.64	9.85
Tangible common equity to assets (2)	9.83	9.58	9.22	8.99	9.02		9.55	7.04
Tangible common equity to risk- weighted assets (2)	14.10	13.92	13.63	13.18	13.34		14.10	13.34

ASSET QUALITY *
Non-performing loans	$18,745	$20,724	$25,250	$26,819	$26,088		$18,745	$26,088
Foreclosed properties	3,146	2,969	5,594	4,221	4,467		3,146	4,467
Total non-performing assets (NPAs)	21,891	23,693	30,844	31,040	30,555		21,891	30,555
Allowance for loan losses	71,928	73,248	75,223	76,762	80,372		71,928	80,372
Net charge-offs	3,155	4,175	4,039	4,445	4,473		11,369	89,265
Allowance for loan losses to loans	1.57%	1.66%	1.73%	1.77%	1.88%		1.57%	1.88%
Net charge-offs to average loans (3)	.28	.38	.38	.41	.42		.35	2.84
NPAs to loans and foreclosed properties	.48	.54	.71	.72	.72		.48	.72
NPAs to total assets	.29	.32	.42	.42	.42		.29	.42

AVERAGE BALANCES ($ in millions)
Loans	$4,446	$4,376	$4,356	$4,315	$4,250	5	$4,393	$4,234	4
Investment securities	2,231	2,326	2,320	2,280	2,178	2	2,292	2,160	6
Earning assets	6,820	6,861	6,827	6,823	6,615	3	6,836	6,590	4
Total assets	7,374	7,418	7,384	7,370	7,170	3	7,392	6,974	6
Deposits	6,143	6,187	6,197	6,190	5,987	3	6,176	5,972	3
Shareholders’ equity	726	713	703	856	846	(14)	714	691	3
Common shares - basic (thousands)	60,776	60,712	60,059	59,923	59,100		60,511	58,443
Common shares - diluted (thousands)	60,779	60,714	60,061	59,925	59,202		60,513	58,444

AT PERIOD END ($ in millions)
Loans *	$4,569	$4,410	$4,356	$4,329	$4,267	7	$4,569	$4,267	7
Investment securities	2,222	2,190	2,302	2,312	2,169	2	2,222	2,169	2
Total assets	7,526	7,352	7,398	7,425	7,243	4	7,526	7,243	4
Deposits	6,241	6,164	6,248	6,202	6,113	2	6,241	6,113	2
Shareholders’ equity	736	722	704	796	852	(14)	736	852	(14)
Common shares outstanding (thousands)	60,248	60,139	60,092	59,432	59,412		60,248	59,412

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

Table 1 Continued - Non-GAAP Performance Measures Reconciliation
Selected Financial Information
	2014			2013		For the Nine Months
(in thousands, except per share	Third	Second	First	Fourth	Third	Ended September 30,
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	2014	2013
Interest revenue reconciliation
Interest revenue - taxable equivalent	$63,338	$61,783	$60,495	$61,695	$61,426	$185,616	$185,628
Taxable equivalent adjustment	(405)	(377)	(357)	(380)	(370)	(1,139)	(1,103)
Interest revenue (GAAP)	$62,933	$61,406	$60,138	$61,315	$61,056	$184,477	$184,525

Net interest revenue reconciliation
Net interest revenue - taxable equivalent	$56,967	$54,950	$54,169	$55,879	$54,257	$166,086	$163,762
Taxable equivalent adjustment	(405)	(377)	(357)	(380)	(370)	(1,139)	(1,103)
Net interest revenue (GAAP)	$56,562	$54,573	$53,812	$55,499	$53,887	$164,947	$162,659

Total revenue reconciliation
Total operating revenue	$69,379	$66,893	$63,845	$66,398	$65,482	$200,117	$144,341
Taxable equivalent adjustment	(405)	(377)	(357)	(380)	(370)	(1,139)	(1,103)
Total revenue (GAAP)	$68,974	$66,516	$63,488	$66,018	$65,112	$198,978	$143,238

Income before taxes reconciliation
Income before taxes	$28,015	$26,361	$24,795	$24,784	$25,385	$79,171	$11,651
Taxable equivalent adjustment	(405)	(377)	(357)	(380)	(370)	(1,139)	(1,103)
Income before taxes (GAAP)	$27,610	$25,984	$24,438	$24,404	$25,015	$78,032	$10,548

Income tax expense (benefit) reconciliation
Income tax expense (benefit)	$10,399	$10,004	$9,395	$8,873	$9,885	$29,798	$(245,578)
Taxable equivalent adjustment	(405)	(377)	(357)	(380)	(370)	(1,139)	(1,103)
Income tax expense (benefit) (GAAP)	$9,994	$9,627	$9,038	$8,493	$9,515	$28,659	$(246,681)

Book value per common share reconciliation
Tangible book value per common share	$12.10	$11.91	$11.63	$11.26	$10.95	$12.10	$10.95
Effect of goodwill and other intangibles	.05	.03	.03	.04	.04	.05	.04
Book value per common share (GAAP)	$12.15	$11.94	$11.66	$11.30	$10.99	$12.15	$10.99

Average equity to assets reconciliation
Tangible common equity to assets	9.83%	9.58%	9.22%	8.99%	9.02%	9.55%	7.04%
Effect of preferred equity	—	—	.28	2.60	2.74	.09	2.81
Tangible equity to assets	9.83	9.58	9.50	11.59	11.76	9.64	9.85
Effect of goodwill and other intangibles	.02	.03	.02	.03	.04	.02	.06
Equity to assets (GAAP)	9.85%	9.61%	9.52%	11.62%	11.80%	9.66%	9.91%

Tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	14.10%	13.92%	13.63%	13.18%	13.34%	14.10%	13.34%
Effect of other comprehensive income	.34	.53	.36	.39	.49	.34	.49
Effect of deferred tax limitation	(3.39)	(3.74)	(3.92)	(4.26)	(4.72)	(3.39)	(4.72)
Effect of trust preferred	1.02	1.04	1.03	1.04	1.09	1.02	1.09
Effect of preferred equity	—	—	—	2.39	4.01	—	4.01
Tier I capital ratio (Regulatory)	12.07%	11.75%	11.10%	12.74%	14.21%	12.07%	14.21%

Net Interest Revenue (Taxable Equivalent)

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue.  United actively manages this revenue source to provide optimal levels of revenue while balancing interest rate, credit and liquidity risks.  Taxable equivalent net interest revenue for the three months ended September 30, 2014 was $57.0 million, up $2.71 million from the third quarter of 2013.  Higher interest revenue on the investment securities portfolio and lower interest costs on deposits and borrowed funds were responsible for the increase in net interest revenue.  United continues to focus on loan and deposit pricing in an effort to maintain a steady level of net interest revenue.

While average loans increased $196 million, or 5%, from the third quarter of last year, the yield on loans decreased 24 basis points, reflecting the continuing effect of the low interest rate environment and pricing competition for a limited number of quality lending opportunities.

Average interest-earning assets for the third quarter of 2014 increased $205 million, or 3%, from the same period in 2013, which was due primarily to the increase in loans and securities.  Average investment securities for the third quarter of 2014 increased $54.7 million from a year ago consistent with general growth in the balance sheet.  The average yield on the investment portfolio increased 40 basis points from a year ago, mostly due to changes in the asset mix resulting from portfolio restructuring activities executed in the second quarter of 2014.  Also contributing to the higher securities portfolio yield was slowing prepayment activity in the mortgage-backed securities (“MBS”) portfolio which was mostly purchased at a premium.  The slowing prepayment activity resulted from rising long-term interest rates which slowed the rate of mortgage refinancing activity.  Generally, increased prepayment activity resulting from low mortgage rates accelerates the amortization of premiums causing a reduction in the yield on the bonds.

During the second quarter of 2014, United sold approximately $237 million in securities which were mostly low-yielding variable-rate collateralized mortgage obligations (“CMOs”) and fixed rate corporate bonds that had been swapped to a floating rate.  Improvement in the credit spreads on corporate bonds allowed United to sell the securities at an attractive gain that was used to repay $44 million in  structured repurchase agreements that were paying a 4% interest rate.  About $120 million of the proceeds from the sales of securities were reinvested in fixed rate MBS and higher yielding floating rate collateralized loan obligations to offset the impact of the decrease in interest revenue on the sold securities.  These actions in the second quarter of 2014, along with strong loan growth in the third quarter, were primarily responsible for increasing net interest revenue and improving the net interest margin in the third quarter of 2014.

Also in the second quarter of 2014, as a result of improvement in the interest sensitivity position, United effectively terminated $300 million notional in pay fixed forward starting swaps that were serving as cash flow hedges of LIBOR based wholesale borrowings and indexed money market deposits.  The swaps were entered into in 2012 in anticipation of rising interest rates and had forward start dates that took effect in the first and second quarters of 2014.  Changes in United’s balance sheet since that time made the hedges no longer necessary to achieve a neutral interest sensitivity position.  The termination of the cash flow hedges in the second quarter of 2014 lowered United’s deposit and wholesale borrowings costs and also contributed to the increase in net interest revenue and improvement in the net interest margin.

The above noted securities transactions, along with slowing prepayment activity in United’s mortgage backed securities, which were mostly purchased at a premium, increased the overall yield in the investment portfolio.  The higher investment securities yields completely offset the decline in loan yields, which kept the average yield on interest-earning assets for the third quarter of 2014 equal to the third quarter of 2013.  The yield on other interest-earning assets increased 41 basis points although the average balance declined from the third quarter of 2013.  United utilizes reverse repurchase agreements, including collateral swap transactions, where the company enters into a repurchase agreement and reverse repurchase agreement simultaneously with the same counterparty subject to a master netting agreement.  In these transactions, the offsetting balances are netted on the balance sheet.

Average interest-bearing liabilities increased $150 million, or 3%, from the third quarter of 2013.  Average noninterest bearing deposits increased $173 million from the third quarter of 2013 to the third quarter of 2014.  The average cost of interest-bearing liabilities for the third quarter of 2014 was .50% compared to .58 for the same period of 2013, reflecting United’s concerted efforts to reduce deposit pricing.  During the second quarter of 2014, in conjunction with balance sheet restructuring activities, United prepaid approximately $44 million in other borrowings that were costing approximately 4%.  Also contributing to the overall lower rate on interest-bearing liabilities was a shift in the mix of deposits away from more expensive time deposits toward lower-rate transaction deposits.

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

For the three months ended September 30, 2014 and 2013, the net interest spread was 3.19% and 3.11%, respectively, while the net interest margin was 3.32% and 3.26%, respectively.  The increase in both ratios reflects the impact of the second quarter 2014 balance sheet management activities described above as well as growth in the loan portfolio.

For the first nine months of 2014, net interest revenue was $166 million, a decrease of $2.32 million, or 1%, from the first nine months of 2013.  Average earning assets increased $246 million, or 4%, during the first nine months of 2014, compared to the same period a year ago.  The yield on earning assets decreased 13 basis points from 3.76% for the nine months ended September 30, 2013, to 3.63% for the nine months ended September 30, 2014, due to declining loan yields.  The lower loan portfolio yield reflects competitive pricing pressure on new and renewed loans.  Investment yields increased 26 basis points for the first nine months of 2014 compared to the first nine months of 2013, which helped offset some of the decrease on loan yields.  The increase in the securities portfolio yield is due to the second quarter 2014 balance sheet restructuring activities described above and slowing prepayment activity in the mortgage backed securities portfolio.  The rate on interest bearing liabilities over the same period decreased 9 basis points.  The combined effect of the lower yield on interest earning assets, which was not completely offset by the increase in the investment securities yield and the reduction in rates paid on interest bearing liabilities, resulted in the net interest margin decreasing 7 basis points from the nine months ended September 30, 2013 to the nine months ended September 30, 2014.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2014 and 2013.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended September 30,
	2014			2013
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,445,947	$49,853	4.45%	$4,249,892	$50,265	4.69%
Taxable securities (3)	2,212,116	12,169	2.20	2,157,448	9,685	1.80
Tax-exempt securities (1)(3)	18,794	290	6.17	20,913	331	6.32
Federal funds sold and other interest-earning assets	143,169	1,026	2.87	186,544	1,145	2.46

Total interest-earning assets	6,820,026	63,338	3.69	6,614,797	61,426	3.69
Non-interest-earning assets:
Allowance for loan losses	(74,146)			(83,408)
Cash and due from banks	71,224			63,890
Premises and equipment	161,315			166,906
Other assets (3)	395,184			407,912
Total assets	$7,373,603			$7,170,097

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,331,806	365	.11	$1,222,334	413	.13
Money market	1,387,042	872	.25	1,328,661	545	.16
Savings	282,746	20	.03	248,937	37	.06
Time less than $100,000	791,289	876	.44	952,320	1,369	.57
Time greater than $100,000	542,216	827	.61	644,264	1,229	.76
Brokered time deposits	278,330	18	.03	233,842	32	.05
Total interest-bearing deposits	4,613,429	2,978	.26	4,630,358	3,625	.31

Federal funds purchased and other borrowings	53,713	316	2.33	67,292	525	3.10
Federal Home Loan Bank advances	227,190	435	.76	32,082	16	.20
Long-term debt	129,865	2,642	8.07	144,601	3,003	8.24
Total borrowed funds	410,768	3,393	3.28	243,975	3,544	5.76

Total interest-bearing liabilities	5,024,197	6,371	.50	4,874,333	7,169	.58
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,530,011			1,356,792
Other liabilities	92,986			93,247
Total liabilities	6,647,194			6,324,372
Shareholders’ equity	726,409			845,725
Total liabilities and shareholders’ equity	$7,373,603			$7,170,097

Net interest revenue		$56,967			$54,257
Net interest-rate spread			3.19%			3.11%

Net interest margin (4)			3.32%			3.26%

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
(3)      Securities available for sale are shown at amortized cost. Pretax unrealized gains of $7.42 million in 2014 and pretax unrealized losses of $10.6 million in 2013 are included in other assets for purposes of this presentation.
(4)      Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2014 and 2013.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Nine Months Ended September 30,
	2014			2013
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,392,895	$146,156	4.45%	$4,233,531	$152,073	4.80%
Taxable securities (3)	2,272,639	35,560	2.09	2,138,725	29,281	1.83
Tax-exempt securities (1)(3)	19,515	914	6.24	21,411	1,022	6.36
Federal funds sold and other interest-earning assets	150,782	2,986	2.64	196,445	3,252	2.21

Total interest-earning assets	6,835,831	185,616	3.63	6,590,112	185,628	3.76
Non-interest-earning assets:
Allowance for loan losses	(76,148)			(100,154)
Cash and due from banks	65,744			63,879
Premises and equipment	161,843			168,144
Other assets (3)	404,654			252,275
Total assets	$7,391,924			$6,974,256

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,367,713	1,216	.12	$1,256,684	1,286	.14
Money market	1,375,064	2,192	.21	1,297,792	1,641	.17
Savings	272,696	61	.03	242,807	109	.06
Time less than $100,000	828,694	2,822	.46	997,193	4,686	.63
Time greater than $100,000	561,167	2,610	.62	670,821	4,086	.81
Brokered time deposits	300,374	78	.03	201,599	99	.07
Total interest-bearing deposits	4,705,708	8,979	.26	4,666,896	11,907	.34

Federal funds purchased and other borrowings	91,320	2,064	3.02	70,512	1,563	2.96
Federal Home Loan Bank advances	169,392	573	.45	41,352	65	.21
Long-term debt	129,865	7,914	8.15	131,491	8,331	8.47
Total borrowed funds	390,577	10,551	3.61	243,355	9,959	5.47

Total interest-bearing liabilities	5,096,285	19,530	.51	4,910,251	21,866	.60
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,469,967			1,305,133
Other liabilities	111,522			68,312
Total liabilities	6,677,774			6,283,696
Shareholders’ equity	714,150			690,560
Total liabilities and shareholders’ equity	$7,391,924			$6,974,256

Net interest revenue		$166,086			$163,762
Net interest-rate spread			3.12%			3.16%

Net interest margin (4)			3.25%			3.32%

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
(3)      Securities available for sale are shown at amortized cost. Pretax unrealized gains of $1.59 million in 2014 and pretax unrealized gains of $7.96 million in 2013 are included in other assets for purposes of this presentation.
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

Table 4 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2014
	Compared to 2013			Compared to 2013
	Increase (decrease)			Increase (decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$2,262	$(2,674)	$(412)	$5,582	$(11,499)	$(5,917)
Taxable securities	251	2,233	2,484	1,913	4,366	6,279
Tax-exempt securities	(33)	(8)	(41)	(89)	(19)	(108)
Federal funds sold and other interest-earning assets	(292)	173	(119)	(836)	570	(266)
Total interest-earning assets	2,188	(276)	1,912	6,570	(6,582)	(12)

Interest-bearing liabilities:
NOW accounts	35	(83)	(48)	108	(178)	(70)
Money market accounts	25	302	327	102	449	551
Savings deposits	4	(21)	(17)	12	(60)	(48)
Time deposits less than $100,000	(209)	(284)	(493)	(709)	(1,155)	(1,864)
Time deposits greater than $100,000	(177)	(225)	(402)	(603)	(873)	(1,476)
Brokered deposits	5	(19)	(14)	37	(58)	(21)
Total interest-bearing deposits	(317)	(330)	(647)	(1,053)	(1,875)	(2,928)
Federal funds purchased & other borrowings	(94)	(115)	(209)	470	31	501
Federal Home Loan Bank advances	286	133	419	370	138	508
Long-term debt	(301)	(60)	(361)	(102)	(315)	(417)
Total borrowed funds	(109)	(42)	(151)	738	(146)	592
Total interest-bearing liabilities	(426)	(372)	(798)	(315)	(2,021)	(2,336)

Increase in net interest revenue	$2,614	$96	$2,710	$6,885	$(4,561)	$2,324

Provision for Credit Losses

The provision for credit losses is based on management’s evaluation of probable incurred losses in the loan portfolio and corresponding analysis of the allowance for credit losses at quarter-end.  The provision for credit losses was $2.00 million and $6.70 million, respectively, for the third quarter and first nine months of 2014, compared to $3.00 million and $62.5 million, respectively, for the same periods in 2013.  The amount of provision recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, sufficient to cover incurred losses in the loan portfolio.  The provision for loan losses for the first nine months of 2014 was significantly lower than the first nine months of 2013, due to the second quarter 2013 classified asset dispositions and overall improvement in the portfolio credit quality.  For the three and nine months ended September 30, 2014, net loan charge-offs as an annualized percentage of average outstanding loans were .28% and .42%, respectively, compared to .42% and 2.84%, respectively, for the same periods in 2013.

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

Over the past two years, United has experienced significant improvement in credit quality and corresponding credit measures.  During the second quarter of 2013 United sold classified assets totaling approximately $172 million, including a bulk sale of $131 million.  The classified asset sales and a general improving trend reduced United’s nonperforming assets to $21.9 million as of September 30, 2014.  Additional discussion on credit quality and the allowance for loan losses is included in the “Asset Quality and Risk Elements” section of this report on page 56.

Fee Revenue

Fee revenue for the three and nine months ended September 30, 2014 was $14.4 million and $40.7 million, respectively, an increase of $187,000, or 1%, compared to the third quarter of 2013, and a decrease of $2.35 million, or 5%, from the year-to-date period of 2013. The following table presents the components of fee revenue for the third quarters and first nine months of 2014 and 2013.

Table 5 - Fee Revenue
(in thousands)
	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Overdraft fees	$3,071	$3,203	$(132)	(4)	$8,935	$9,226	$(291)	(3)
Debit card and interchange fees	3,811	3,952	(141)	(4)	11,318	10,818	500	5
Other service charges and fees	1,320	1,301	19	1	4,374	3,787	587	16
Service charges and fees	8,202	8,456	(254)	(3)	24,627	23,831	796	3
Mortgage loan and related fees	2,178	2,554	(376)	(15)	5,409	8,212	(2,803)	(34)
Brokerage fees	1,209	1,274	(65)	(5)	3,631	3,104	527	17
Gains on sales of SBA loans	945	—	945		1,689	—	1,689
Customer derivatives	179	442	(263)	(60)	650	1,182	(532)	(45)
Securities gains, net	11	—	11		4,663	116	4,547
Loss on prepayment of borrowings	—	—	—		(4,446)	—	(4,446)
Other	1,688	1,499	189	13	4,508	6,634	(2,126)	(32)
Total fee revenue	$14,412	$14,225	$187	1	$40,731	$43,079	$(2,348)	(5)

Service charges and fees of $8.20 million were down $254,000, or 3%, from the third quarter of 2013.  For the first nine months of 2014, service charges and fees of $24.6 million were up $796,000, or 3%, from the same period in 2013.  The decrease for the third quarter of 2014 is due to lower overdraft fees and debit card interchange fees which were down due to lower transaction volume.  Transaction volume in debit card interchange fees has been steadily increasing but dipped slightly in the third quarter of 2014.  The increasing trend in debit card interchange fees is reflected in the increase for the nine month period.  The increase in other service charges and fees for the nine month period reflects new service fees that went into effect January 1, 2014.  Overdraft fees continue to decline as customer utilization of our courtesy overdraft services decreases.

Mortgage loans and related fees for the third quarter and first nine months of 2014 were down $376,000, or 3%, and $2.80 million, or 34%, respectively, from the same periods in 2013.  In the third quarter of 2014, United closed 492 loans totaling $84.2 million compared with 487 loans totaling $76.6 million in the third quarter of 2013.  Year-to-date mortgage production in 2014 amounted to 1,202 loans totaling $199 million, compared to 1,559 loans totaling $242 million for the same period in 2013.  Mortgage refinancing activity has slowed due to rising long-term interest rates; however, United has continued to experience growth in new purchase mortgages.  United had $53.0 million and $129 million, respectively, in new purchase mortgage originations in the third quarter and first nine months of 2014, compared with $42.3 million and $108 million, respectively, for the same periods a year ago.  New purchase mortgages represented 63% of the third quarter production compared with 59% a year ago and increased as a percentage of total production due to lower refinancing activity but also due to an increase in the amount of new purchase mortgages.

Brokerage fees decreased $65,000, or 5%, from the third quarter of 2013 but were up $527,000, or 17%, compared to the first nine months of 2013.  The decrease in the third quarter of 2014 reflects market conditions in the brokerage business.  The growth in brokerage fees year–to-date reflects United’s focus on growing the brokerage business.

In the third quarter of 2014, United recognized $945,000 in gains from the sales of the guaranteed portion of SBA loans.  Year-to-date, United recognized gains of $1.69 million from the sales of SBA loans.  United has been actively growing its SBA lending business with the hiring of new leadership and lenders who specialize in government guaranteed loan programs such as SBA and USDA loans.  United’s SBA/USDA lending strategy includes selling a portion of the loan production each quarter.  United began selling the guaranteed portion of loans in the second quarter of 2014.  United retains the servicing rights on the sold loans and earns a fee for servicing the loans.  In the third quarter, United sold loans with a principal balance of $7.39 million at prices ranging from 106.68% to 113.87% of par.  Year-to-date, United sold loans with a principal balance of $12.5 million for premiums ranging from 106.68% to 115.55% of par.

Customer derivative fees of $179,000 were down $263,000 from the third quarter of 2013 and were down $532,000 compared to the first nine months of 2013.  Management believes the decrease is a reflection of the interest rate environment resulting in a weakening of customer demand for this product.

United recognized net securities gains of $11,000 in the third quarter of 2014.  For the first nine months of 2014 and 2013, net securities gains totaled $4.66 million and $116,000, respectively.  For the first nine months of 2014, United also recognized $4.45 million in charges from the prepayment of a structured repurchase agreement.  The securities gains and structured repurchase agreement prepayment charges in 2014 were offsetting and were part of the same overall balance sheet management activities that were intended to improve the securities portfolio yield and lower the overall cost of wholesale borrowings going forward.

Other fee revenue of $1.69 million for the third quarter of 2014 was down $189,000, or 13%, from the third quarter of 2013.  For the first nine months of 2014, other fee revenue of $4.51 million was down $2.13 million, or 32%, from the same period in 2013.  In 2013, United recorded a $1.43 million death benefit on a bank-owned life insurance policy as well as $468,000 in gains from the sale of low income housing tax credits.

Operating Expenses

The following table presents the components of operating expenses for the three and nine months ended September 30, 2014 and 2013.

Table 6 - Operating Expenses
(in thousands)
	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2014	2013	Amount	Percent	2014	2013	Amount	Percent
Salaries and employee benefits	$25,666	$23,090	$2,576	11	$74,349	$71,416	$2,933	4
Communications and equipment	3,094	3,305	(211)	(6)	9,370	9,819	(449)	(5)
Occupancy	3,425	3,379	46	1	10,065	10,195	(130)	(1)
Advertising and public relations	894	962	(68)	(7)	2,659	2,937	(278)	(9)
Postage, printing and supplies	876	644	232	36	2,456	2,401	55	2
Professional fees	2,274	2,650	(376)	(14)	5,873	7,515	(1,642)	(22)
FDIC assessments and other regulatory charges	1,131	2,405	(1,274)	(53)	3,909	7,415	(3,506)	(47)
Amortization of intangibles	313	427	(114)	(27)	1,061	1,623	(562)	(35)
Other	3,406	3,041	365	12	10,701	11,691	(990)	(8)
Total excluding foreclosed property expenses	41,079	39,903	1,176	3	120,443	125,012	(4,569)	(4)
Net losses on sales of foreclosed properties	(264)	(648)	384		(1,208)	2,402	(3,610)
Foreclosed property write downs	108	329	(221)		690	2,739	(2,049)
Foreclosed property maintenance expenses	441	513	(72)	(14)	1,021	2,537	(1,516)	(60)
Total operating expenses	$41,364	$40,097	$1,267	3	$120,946	$132,690	$(11,744)	(9)

Operating expenses for the third quarter of 2014 totaled $41.4 million, up $1.27 million, or 3%, from the third quarter of 2013.  The increase mostly reflects higher salaries and employee benefits expense, partially offset by a lower FDIC insurance assessment.  For the nine months ended September 30, 2014, operating expenses totaled $121 million, a decrease of $11.7 million, or 9%, from the same period in 2013.  Excluding foreclosed property costs, total operating expenses were $41.1 million and $120 million, respectively, for the three and nine months ended September30, 2014, up $1.18 million, or 3%, from the third quarter of 2013, and down $4.57 million, or 4%, from the first nine months of 2013.

Salaries and employee benefits for the third quarter of 2014 were $25.7 million, up $2.58 million, or 11%, from the same period of 2013.  The increase was due to a number of factors including investments in additional staff and new teams to expand the specialized lending and new talent in other key areas, higher incentives due to increased loan production and obtaining higher earnings performance targets.  For the first nine months of 2014, salaries and employee benefits of $74.3 million were up $2.93 million, or 4%, from the first nine months of 2013.  The year-to-date increase is due to the same factors that caused the third quarter increase.  Headcount totaled 1,515 at September 30, 2014, up 16 from 2013.

Communications and equipment expense of $3.09 million for the third quarter of 2014 was down $211,000, or 6%, from the third quarter of 2013.  For the first nine months of 2014, communications and equipment expense was down $449,000, or 5%, from a year ago.  The decreases reflect lower software maintenance contract costs.

Occupancy expense of $3.43 million for the third quarter of 2014 was up $46,000, or 1%, from the third quarter of 2013.  The increase from a year ago was due to higher rent and utilities charges mostly related to new locations.  For the first nine months, occupancy expense of $10.1 was down $130,000, or 1%, compared to the same period of 2013.  The decrease was primarily related to lower depreciation, maintenance and utilities costs.

Advertising and public relations expense of $894,000, and $2.66 million, respectively, for the third quarter and first nine months of 2014, was down $68,000, or 7%, and down $278,000, or 9%, respectively, compared to the same periods of 2013.  The decreases reflect management’s efforts to control discretionary spending.

Postage, printing and supplies expense of $876,000 for the third quarter of 2014 was up $232,000, or 36%, from the third quarter of 2013.  For the nine months ended September 30, 2014, postage, printing and supplies expense of $2.46 million was up $55,000, or 2%, from the same period of 2013.  The increase is due to higher printing and forms charges related to increased business activity.

Professional fees for the third quarter of 2014 of $2.27 million were down $376,000, or 14%, from the same period in 2013.  For the nine months ended September 30, 2014, professional fees of $5.87 million, were down $1.64 million, or 22%.  The decrease was due primarily to lower legal fees and fewer consulting projects that are in process.  Legal costs associated with the classified asset sales in 2013 resulted in higher expenses in the prior year.

FDIC assessments and other regulatory charges of $1.13 million and $3.91 million, respectively, for the third quarter and first nine months of 2014 were down $1.27 million and $3.51 million, respectively, from the same periods of 2013.  The decreases reflect a lower deposit insurance assessment rate following the termination of the Bank’s informal memorandum of understanding with the FDIC and the Georgia Department of Banking and Finance in the fourth quarter of 2013.

Other expense of $3.41 million for the third quarter of 2014 increased $365,000, or 12%, from the third quarter of 2013.  The increase is due to higher travel and entertainment costs and lending support costs associated with the increase in lending activity.  Year-to-date, other expense of $10.7 million decreased $990,000, or 8%, from the first nine months of 2013.  The decrease from prior periods was due primarily to lower problem credit related appraisal and lending support costs as well as lower ATM network provider costs.

Net gains on sales of foreclosed property totaled $264,000 for the third quarter of 2014, compared to net gains on sale of $648,000 for the third quarter of 2013.  For the nine months ended September 30, 2014, net gains on sales were $1.21 million, compared to net losses on sales of $2.40 million for the same period of the prior year.  Net losses were elevated in 2013 due to the classified asset sales that occurred in the second quarter of 2013.  Foreclosed property write-downs for the third quarter and first nine months of 2014 were $108,000 and $690,000, respectively, compared to $329,000 and $2.74 million, respectively, a year ago.  Foreclosed property write downs in 2013 were elevated prior to the accelerated disposition of classified assets in the second quarter of 2013.  Foreclosed property maintenance expenses include legal fees, property taxes, marketing costs, utility services, maintenance and repair charges and totaled $441,000 and $1.02 million, respectively, for the third quarter and first nine months of 2014 compared with $513,000 and $2.54 million, respectively, a year ago.  These costs continue to decline with the decrease in the number of foreclosed properties held by United.

Income Taxes

Income tax expense for the third quarter and first nine months of 2014 was $9.99 million and $28.7 million, respectively, as compared with income tax expense of $9.52 million and income tax benefit of $247 million, respectively, for the same periods of 2013.  The effective tax rate (as a percentage of pre-tax earnings) for the three and nine months ended September 30, 2014 was 36.2% and 36.7%, respectively.  The effective tax rate for the third quarter of 2013 was 38%.  The effective tax rate for the first nine months of 2013 was not meaningful due to the reversal of the full valuation allowance on United’s net deferred tax asset.  For the remainder of 2014, United expects to record income tax expense at an effective tax rate of approximately 37%.

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

At September 30, 2014, United reported a net deferred tax asset of $225 million, net of a valuation allowance of $4.45 million that related to specific state income tax credits that have short carryforward periods and therefore are expected to expire before they can be utilized.  This compared to a deferred tax asset of $259 million, net of a valuation allowance of $4.10 million at December 31, 2013 and $270 million, net of a valuation allowance of $4.61 million at September 30, 2013.

In the second quarter of 2013, United reversed a $275 million valuation allowance on its net deferred tax asset following the achievement of six consecutive quarters of profitability.  The positive earnings results through the second quarter of 2013 and improving credit measures provided an objective basis for a conclusion that profitability was sustainable and improving.  In addition, the second quarter 2013 sale of classified assets improved United’s ability to project credit costs and forecast profitability going forward by removing the assets that were most likely to drive future credit losses.  As a result of this discretionary distressed asset sale and continuing improvement in credit quality, United’s classified asset ratio (classified assets as a percentage of Tier 1 capital and the allowance for loan losses) improved to 24% at September 30, 2014 from 27% at December 31, 2013 and 26% at September 30, 2013.

Based on all evidence considered, as of September 30, 2014, management again concluded it was more likely than not that our net deferred tax asset of $225 million would be realized.  With continuous improvements in credit quality, quarterly earnings for the past ten quarters have closely followed management’s forecast for these periods, excluding the impact of the discretionary classified asset sales in the second quarter of 2013.  The improvement in management’s ability to produce reliable forecasts, continuous and significant improvements in credit quality, and a sustained period of profitability were given appropriate weighting in our analysis, and such evidence was considered sufficient to overcome the weight of the negative evidence related to the significant operating losses in prior years.

In addition to such positive evidence at September 30, 2014, United has also reduced the amount of credit risk inherent in its loan portfolio by reducing its concentration of construction loans and improving its overall loan portfolio diversification.  These changes place United in a strong position to manage through the ongoing weakness in the economy.  United also has a long record of positive earnings and accurate earnings forecasts prior to the recent economic downturn and is currently in a strong capital position.  Effective in the first quarter of 2014, based on a rolling twelve quarters, United is no longer in a three-year cumulative loss position which had previously been considered a significant piece of negative evidence.

Management expects to generate higher levels of future taxable income and believes this will allow for full utilization of United’s net federal operating loss carryforwards within four to six years, which is well within the statutory carryforward periods.  In determining whether management’s projections of future taxable income are reliable, management considered objective evidence supporting the forecast assumptions as well as recent experience demonstrating management’s ability to reasonably project future results of operations.  Further, while the banking environment is expected to remain challenging due to economic and other uncertainties, management believes that it can confidently forecast future taxable income at sufficient levels over the future period of time that United has available to realize its September 30, 2014 deferred tax asset.

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

Balance Sheet Review

Total assets at September 30, 2014, December 31, 2013 and September 30, 2013 were $7.53 billion, $7.43 billion and $7.24 billion, respectively.  Average total assets for the third quarter of 2014 were $7.37 billion, up from $7.17 billion in the third quarter of 2013.

The following table presents a summary of the loan portfolio.

Table 7 - Loans Outstanding (excludes loans covered by loss share agreement)
(in thousands)

	September 30,	December 31,	September 30,
	2014	2013	2013
By Loan Type
Owner occupied commercial real estate	$1,153,933	$1,133,543	$1,129,152
Income producing commercial real estate	604,727	623,167	613,619
Commercial & industrial	649,853	471,961	457,414
Commercial construction	180,794	148,903	137,146
Total commercial	2,589,307	2,377,574	2,337,331
Residential mortgage	865,568	875,077	888,679
Home equity lines of credit	458,819	440,887	420,616
Residential construction	307,178	328,579	317,789
Consumer installment	105,345	111,045	116,535
Indirect auto	242,669	196,104	186,117
Total loans	$4,568,886	$4,329,266	$4,267,067

As a percentage of total loans:
Owner occupied commercial real estate	25%	26%	27%
Income producing commercial real estate	13	14	14
Commercial & industrial	14	11	11
Commercial construction	4	3	3
Total commercial	56	54	55
Residential mortgage	19	20	21
Home equity lines of credit	10	10	10
Residential construction	7	8	7
Consumer installment	3	3	3
Indirect auto	5	5	4
Total	100%	100%	100%

By Geographic Location
North Georgia	$1,168,307	$1,240,234	$1,261,751
Atlanta MSA	1,289,267	1,275,139	1,246,433
North Carolina	553,028	571,971	574,667
Coastal Georgia	443,803	423,045	421,488
Gainesville MSA	253,878	254,655	253,004
East Tennessee	280,534	279,587	277,059
South Carolina / Corporate	337,400	88,531	46,548
Indirect auto	242,669	196,104	186,117
Total loans	$4,568,886	$4,329,266	$4,267,067

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, Tennessee and South Carolina, including customers who have a seasonal residence in United’s market areas.  More than 75% of the loans are secured by real estate.  At September 30, 2014, total loans, excluding loans that are covered by loss sharing agreements with the FDIC, were $4.57 billion, an increase of $302 million, or 7%, from September 30, 2013.  Despite the weak economy and lagging loan demand, United has continued to pursue lending opportunities.  Commercial and industrial loans are up due to United’s focus on growing business loans.  Much of the growth has come through United’s corporate lending initiatives in Greenville, South Carolina including United’s focus on SBA / USDA, commercial real estate, corporate, asset-based and health care industry lending.  Home equity loans increased due primarily to a successful home equity line promotion.  Indirect auto loans have increased due to additional purchases of loan pools for this portfolio.

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

United’s home equity lines generally require the payment of interest only for a set period after origination.  After this initial period, the outstanding balance begins amortizing and requires the payment of both principal and interest.  At September 30, 2014, December 31, 2013 and September 30, 2013, the funded portion of home equity lines totaled $459 million, $441 million, and $421 million, respectively.

Approximately 3% of the home equity loans at September 30, 2014 were amortizing.  Of the $459 million in balances outstanding at September 30, 2014, $287 million, or 62%, were first liens.  At September 30, 2014, 59% of the total available home equity lines were drawn upon.

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

The table below presents performing substandard loans for the last five quarters.

Table 8 - Performing Substandard Loans
(dollars in thousands)
	September 30,	June 30,	March 31,	December 31,	September 30,
	2014	2014	2014	2013	2013
By Category
Owner occupied commercial real estate	$49,857	$48,222	$47,526	$43,083	$39,946
Income producing commercial real estate	22,215	24,633	36,799	34,642	35,596
Commercial & industrial	7,498	5,647	8,141	9,589	10,342
Commercial construction	3,847	4,406	5,281	16,758	16,911
Total commercial	83,417	82,908	97,747	104,072	102,795
Residential mortgage	42,981	41,856	43,572	44,022	45,493
Home equity	8,073	7,562	7,662	7,967	7,679
Residential construction	11,755	12,872	12,977	14,104	15,552
Consumer installment	2,062	1,776	2,310	2,538	2,147
Indirect auto	684	562	597	—	—
Total	$148,972	$147,536	$164,865	$172,703	$173,666
By Market
North Georgia	$66,780	$66,709	$69,584	$69,510	$74,456
Atlanta MSA	34,699	32,975	32,008	43,171	44,650
North Carolina	18,465	19,619	21,735	18,954	20,768
Coastal Georgia	17,368	17,427	18,354	18,561	10,729
Gainesville MSA	2,016	2,832	14,911	14,916	14,820
East Tennessee	7,643	7,412	7,676	7,591	8,243
South Carolina / Corporate	1,317	—	—	—	—
Indirect auto	684	562	597	—	—
Total loans	$148,972	$147,536	$164,865	$172,703	$173,666

At September 30, 2014, performing substandard loans totaled $149 million and increased $1.44 million from the prior quarter-end, and decreased $24.7 million from a year ago.  Performing substandard loans have been on a downward trend as credit conditions have continued to improve and problem credits are resolved.

Reviews of substandard performing and nonperforming loans, troubled debt restructures, past due loans and larger credits, are conducted periodically but not less than on a quarterly basis with management and are designed to identify risk migration and potential charges to the allowance for loan losses.  These reviews are presented by the responsible lending officers and specific action plans are discussed along with the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, changes in risk profile, the effect of prevailing economic conditions on the borrower along with other factors specific to the borrower and its industry.  In addition to United’s internal loan review, United also uses third party loan review specialists to provide an objective and independent review of the loan portfolio.

The following table presents a summary of the changes in the allowance for loan losses for the three and nine months ended September 30, 2014 and 2013.

Table 9 - Allowance for Loan Losses
(in thousands)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Allowance for loan losses at beginning of period	$73,248	$81,845	$76,762	$107,137
Charge-offs:
Owner occupied commercial real estate	832	1,712	2,116	23,444
Income producing commercial real estate	598	216	1,435	10,678
Commercial & industrial	30	826	2,005	18,581
Commercial construction	104	134	236	6,484
Residential mortgage	1,357	918	5,738	8,272
Home equity lines of credit	405	388	2,032	2,108
Residential construction	753	1,096	3,004	22,608
Consumer installment	449	345	1,580	1,521
Indirect auto	178	74	344	170
Total loans charged-off	4,706	5,709	18,490	93,866
Recoveries:
Owner occupied commercial real estate	86	71	2,929	1,296
Income producing commercial real estate	494	—	691	260
Commercial & industrial	372	690	1,263	1,368
Commercial construction	1	1	1	60
Residential mortgage	240	229	597	479
Home equity lines of credit	50	2	218	170
Residential construction	41	24	410	57
Consumer installment	256	210	974	891
Indirect auto	11	9	38	20
Total recoveries	1,551	1,236	7,121	4,601
Net charge-offs	3,155	4,473	11,369	89,265
Provision for loan losses	1,835	3,000	6,535	62,500
Allowance for loan losses at end of period	$71,928	$80,372	$71,928	$80,372
Allowance for unfunded commitments at beginning of period	$2,165	$—	$2,165	$—
Provision for losses on unfunded commitments	165	—	165	—
Allowance for unfunded commitments at end of period	2,330	—	2,330	—
Allowance for credit losses	$74,258	$80,372	$74,258	$80,372
Total loans: *
At period-end	$4,568,886	$4,267,067	$4,568,886	$4,267,067
Average	4,445,947	4,225,014	4,380,327	4,206,279
Allowance for loan losses as a percentage of period-end loans	1.57%	1.88%	1.57%	1.88%
As a percentage of average loans (annualized):
Net charge-offs	.28	.42	.35	2.84
Provision for loan losses	.16	.28	.20	1.99
Allowance for loan losses as a percentage of non-performing loans	384	308	384	308
* Excludes loans covered by loss sharing agreements with the FDIC

The provision for credit losses charged to earnings was based upon management’s judgment of the amount necessary to maintain the allowance at a level appropriate to reflect the probable incurred losses in the loan portfolio at the balance sheet date.  The amount each quarter is dependent upon many factors, including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and other macro-economic factors and trends.  The evaluation of these factors is performed quarterly by management through an analysis of the appropriateness of the allowance for loan losses.  The decreases in the provision and the level of the allowance for loan losses compared to the previous periods reflects stabilizing trends in substandard loans, leading to an expectation that charge-off levels will continue to decline.  Further, the declining balance of the allowance for loan losses over the last several quarters reflects an overall improving trend in credit quality of the loan portfolio.

The allowance for credit losses, which includes a portion related to unfunded commitments, totaled $74.3 million at September 30, 2014, compared with $78.9 million at December 31, 2013, and $80.4 million at September 30, 2013.  At September 30, 2014, the allowance for loan losses was $71.9 million, or 1.57% of loans, compared with $76.8 million, or 1.77% of total loans, at December 31, 2013 and $80.4 million, or 1.88% of loans, at September 30, 2013.

Management believes that the allowance for loan losses at September 30, 2014 reflects the probable incurred losses in the loan portfolio and unfunded loan commitments.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for credit losses cannot be determined with precision and may be subject to change in future periods.  The amount of any changes could be significant if management’s assessment of loan quality or collateral values change substantially with respect to one or more loan relationships or portfolios. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for credit losses in future periods if, in their opinion, the results of their review warrant such additions.  See the “Critical Accounting Policies” section for additional information on the allowance for loan losses.

Nonperforming Assets

The table below summarizes nonperforming assets, excluding assets covered by the loss-sharing agreements with the FDIC.  Those assets have been excluded from nonperforming assets, as the loss-sharing agreements with the FDIC and purchase price adjustments to reflect credit losses effectively eliminate the likelihood of recognizing any losses on the covered assets.

Table 10 - Nonperforming Assets
(in thousands)
	September 30,	December 31,	September 30,
	2014	2013	2013
Nonperforming loans	$18,745	$26,819	$26,088
Foreclosed properties (OREO)	3,146	4,221	4,467
Total nonperforming assets	$21,891	$31,040	$30,555
Nonperforming loans as a percentage of total loans	.41%	.62%	.61%
Nonperforming assets as a percentage of total loans and OREO	.48	.72	.72
Nonperforming assets as a percentage of total assets	.29	.42	.42

At September 30, 2014, nonperforming loans were $18.7 million compared to $26.8 million at December 31, 2013 and $26.1 million at September 30, 2013.  Nonperforming loans have steadily decreased in dollar amount and as a percentage of total loans.  In addition, the second quarter of 2013 classified asset sales further reduced nonperforming assets.  Nonperforming assets, which include nonperforming loans and foreclosed real estate, totaled $21.9 million at September 30, 2014 compared with $31.0 million at December 31, 2013 and $30.6 million at September 30, 2013.  United sold $2.35 million of foreclosed properties and added $2.16 million in new foreclosures during the third quarter of 2014.

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

Table 11 - Nonperforming Assets by Quarter
(in thousands)

	September 30, 2014			December 31, 2013			September 30, 2013
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Owner occupied commercial real estate	$2,156	$1,024	$3,180	$5,822	$832	$6,654	$6,358	$591	$6,949
Income producing commercial real estate	1,742	42	1,784	2,518	—	2,518	1,657	139	1,796
Commercial & industrial	1,593	—	1,593	427	—	427	609	—	609
Commercial construction	148	—	148	361	—	361	343	376	719
Total commercial	5,639	1,066	6,705	9,128	832	9,960	8,967	1,106	10,073
Residential mortgage	8,350	1,769	10,119	11,730	2,684	14,414	11,335	1,679	13,014
Home equity	720	90	810	1,448	389	1,837	1,169	475	1,644
Residential construction	3,543	221	3,764	4,264	316	4,580	4,097	1,207	5,304
Consumer installment	139	—	139	249	—	249	520	—	520
Indirect auto	354	—	354	—	—	—	—	—	—
Total NPAs	$18,745	$3,146	$21,891	$26,819	$4,221	$31,040	$26,088	$4,467	$30,555
Balance as a % of
Unpaid Principal	68.6%	54.5%	66.1%	65.3%	44.5%	61.4%	61.6%	41.5%	57.6%
BY MARKET
North Georgia	$7,392	$1,717	$9,109	$12,352	$2,494	$14,846	$13,652	$1,726	$15,378
Atlanta MSA	1,724	364	2,088	2,830	684	3,514	3,096	1,026	4,122
North Carolina	4,919	398	5,317	6,567	683	7,250	5,680	762	6,442
Coastal Georgia	781	160	941	2,342	173	2,515	995	928	1,923
Gainesville MSA	1,403	85	1,488	928	-	928	1,036	—	1,036
East Tennessee	1,227	245	1,472	1,800	187	1,987	1,629	25	1,654
South Carolina	945	177	1,122	—	—	—	—	—	—
Indirect auto	354	—	354	—	—	—	—	—	—
Total NPAs	$18,745	$3,146	$21,891	$26,819	$4,221	$31,040	$26,088	$4,467	$30,555

Nonperforming assets have decreased in nearly every category and market from a year ago and the beginning of the year.  The decreases reflect improving credit conditions.

At September 30, 2014, December 31, 2013, and September 30, 2013, United had $88.6 million, $87.0 million and $87.3 million, respectively, in loans with terms that have been modified in troubled debt restructurings (“TDRs”).  Included therein were $6.4 million, $8.25 million and $7.48 million, respectively, of TDRs that were not performing in accordance with their modified terms and were included in nonperforming loans.  The remaining TDRs with an aggregate balance of $82.2 million, $78.7 million and $79.8 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At September 30, 2014, December 31, 2013 and September 30, 2013, there were $109 million, $115 million and $105 million, respectively, of loans classified as impaired under the definition outlined in the Accounting Standards Codification, including TDRs which are by definition considered impaired.  Included in impaired loans at September 30, 2014, December 31, 2013 and September 30, 2013 was $26.9 million, $38.9 million and $32.8 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value.  The balance of impaired loans at September 30, 2014, December 31, 2013 and September 30, 2013 of $82.1 million, $75.7 million and $72.5 million, respectively, had specific reserves that totaled $10.3 million, $6.02 million and $5.35 million, respectively.  The average recorded investment in impaired loans for the third quarters of 2014 and 2013 was $110 million and $106 million, respectively.  For the nine months ended September 30, 2014 and 2013, the average recorded investment in impaired loans was $109 million and $134 million, respectively.  For the three and nine months ended September 30, 2014, United recognized $1.27 million and $3.77 million, respectively, in interest revenue on impaired loans compared to $2.48 million and $5.50 million, respectively, for the same periods of the prior year.  United’s policy is to discontinue the recognition of interest revenue for loans classified as impaired under ASC 310-10-35, Receivables, when a loan meets the criteria for nonaccrual status.  Impaired loans increased 4% from September 30, 2013 to September 30, 2014, due primarily to the higher level of TDRs.

The table below summarizes activity in nonperforming assets by quarter.  Assets covered by loss-sharing agreements with the FDIC related to the acquisition of SCB, are not included in this table.

Table 12 - Activity in Nonperforming Assets
(in thousands)

	Third Quarter 2014			Third Quarter 2013
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs
Beginning Balance	$20,724	$2,969	$23,693	$27,864	$3,936	$31,800
Loans placed on non-accrual	7,665	—	7,665	9,959	—	9,959
Payments received	(3,129)	—	(3,129)	(3,601)	—	(3,601)
Loan charge-offs	(4,353)	—	(4,353)	(5,395)	—	(5,395)
Foreclosures	(2,162)	2,162	—	(2,739)	2,739	—
Capitalized costs	—	209	209	—	7	7
Property sales	—	(2,350)	(2,350)	—	(2,534)	(2,534)
Write downs	—	(108)	(108)	—	(329)	(329)
Net gains on sales	—	264	264	—	648	648
Ending Balance	$18,745	$3,146	$21,891	$26,088	$4,467	$30,555

	First Nine Months 2014			First Nine Months 2013
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs
Beginning Balance	$26,819	$4,221	$31,040	$109,894	$18,264	$128,158
Loans placed on non-accrual	26,497	—	26,497	32,824	—	32,824
Payments received	(8,822)	—	(8,822)	(58,347)	—	(58,347)
Loan charge-offs	(17,533)	—	(17,533)	(39,823)	—	(39,823)
Foreclosures	(8,216)	8,216	—	(18,460)	18,460	—
Capitalized costs	—	209	209	—	116	116
Note / property sales	—	(10,018)	(10,018)	—	(27,232)	(27,232)
Write downs	—	(690)	(690)	—	(2,739)	(2,739)
Net gains (losses) on sales	—	1,208	1,208	—	(2,402)	(2,402)
Ending Balance	$18,745	$3,146	$21,891	$26,088	$4,467	$30,555

Foreclosed property is initially recorded at fair value, less estimated costs to sell.  If the fair value, less estimated costs to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses.  If the lesser of fair value, less estimated costs to sell or the listed selling price, less the costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property expense.  When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property.  Financed sales of foreclosed property are accounted for in accordance with ASC 360-20, Real Estate Sales.  For the third quarter of 2014, United transferred $2.16 million of loans into foreclosed property through foreclosures.  During the same period, proceeds from sales of foreclosed property were $2.35 million, which includes $483,000 in sales that were financed by United.

Investment Securities

The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue.  The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowings, including repurchase agreements.  Total investment securities at September 30, 2014 increased $53.0 million from a year ago.

At September 30, 2014, December 31, 2013 and September 30, 2013, United had securities held-to-maturity with a carrying amount of $432 million, $480 million, and $206 million, respectively, and securities available-for-sale totaling $1.80 billion, $1.83 billion, and $1.96 billion, respectively. At September 30, 2014, December 31, 2013, and September 30, 2013, the securities portfolio represented approximately 30%, 31%, and 30% of total assets, respectively.

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

Management evaluates its securities portfolio each quarter to determine if any security is considered to be other than temporarily impaired.  In making this evaluation, management considers its ability and intent to hold securities to recover current market losses.  Losses on United’s fixed income securities at September 30, 2014 primarily reflect the effect of changes in interest rates.  United did not recognize any other than temporary impairment losses on its investment securities during the third quarter or first nine months of 2014 or 2013.

At September 30, 2014, December 31, 2013 and September 30, 2013, 31%, 41% and 39%, respectively, of the securities portfolio was invested in floating-rate securities or fixed-rate securities that were swapped to floating rates in order to manage exposure to rising interest rates.

Goodwill and Core Deposit Intangibles

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets.

United’s core deposit intangibles representing the value of United’s acquired deposit base, are amortizing intangible assets that are required to be tested for impairment only when events or circumstances indicate that impairment may exist.  There were no events or circumstances that led management to believe that any impairment exists in United’s goodwill or other intangible assets.

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

Total customer deposits, excluding brokered deposits, as of September 30, 2014 were $5.84 billion, an increase of $142 million from September 30, 2013.  Total core deposits (demand, NOW, money market and savings deposits, excluding public funds deposits) of $3.71 billion increased $299 million, or 9%, from a year ago, due to the success of core deposit programs and general industry trends.

Total time deposits, excluding brokered deposits, as of September 30, 2014 were $1.31 billion, down $243 million from September 30, 2013.  Time deposits less than $100,000 totaled $774 million, a decrease of $150 million, or 16%, from a year ago.  Time deposits of $100,000 and greater totaled $531 million as of September 30, 2014, a decrease of $92.6 million, or 15%, from September 30, 2013.  United continued to offer low rates on certificates of deposit, allowing balances to decline as United’s funding needs declined due to weak loan demand and a shift to lower cost transaction account deposits.

Brokered deposits totaled $405million as of September 30, 2014, a decrease of $14.0 million from a year ago.  United has actively added long-term deposits to diversify our funding base.  These are typically swapped to LIBOR minus a spread, which achieves low cost funding within our interest rate risk parameters.

Wholesale Funding

The Bank is a shareholder in the Federal Home Loan Bank of Atlanta (“FHLB”).  Through this affiliation, FHLB secured advances totaled $330 million, $120 million and $125,000, respectively, as of September 30, 2014, December 31, 2013 and September 30, 2013.  United anticipates continued use of this short and long-term source of funds.  Additional information regarding FHLB advances is provided in Note 12 to the consolidated financial statements included in United’s Annual Report on Form 10-K for the year ended December 31, 2013.

At September 30, 2014, December 31, 2013 and September 30, 2013, United had $6.00 million, $53.2 million and $53.8 million, respectively, in other short-term borrowings outstanding.  United takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of short-term borrowings, such as FHLB advances and brokered deposits.

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

United’s policy is based on the 12-month impact on net interest revenue of interest rate shocks and ramps that increase or decrease from 100 to 400 basis points from the base scenario.  In the shock scenarios, rates immediately change the full amount at the scenario onset.  In the ramp scenarios, rates change by 25 basis points per month.  United’s policy limits the change in net interest revenue over the first 12 months to a 5% decrease for each 100 basis point change in the increasing and decreasing rate ramp and shock scenarios.  Historically low rates on September 30, 2014 and 2013 made use of the down scenarios problematic.  The following table presents United’s interest sensitivity position at September 30, 2014 and 2013.

Table 13 - Interest Sensitivity
	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	September 30,
	2014		2013
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	2.0%	2.1%	5.9%	6.1%
25 basis point decrease	(2.1)	(2.1)	(3.4)	(3.4)

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

The following table presents United’s outstanding derivative positions at September 30, 2014.

Table 14 - Derivative Financial Instruments
(in thousands)

	Number of			Fair Value (6)
Type of Instrument	Contracts	Notional	Purpose	Asset	Liability

Fair value hedges of fixed rate brokered deposit (accounting hedge)
Receive fixed cancellable swaps (1)	16	$199,000	Low cost funding	$—	$10,201
De-designated former cash flow hedges
Pay fixed swaps (2)	4	300,000	De-designated cash flow hedge	—	3,550
Offsetting positions to de-designated former cash flow hedges
Receive fixed swaps (2)	4	300,000	Offset to de-designated cash flow hedge	3,550	—
Cash flow hedges of LIBOR indexed money market deposits (accounting hedge)
Pay fixed swaps (3)	2	275,000	Protection from rising interest rates	1,349
Customer swap positions
Receive fixed swaps (4)	68	177,890	Provide customer with fixed rate loan	2,067	475
Dealer offset to customer swap positions
Pay fixed swaps (4)	68	177,890	Protection from rising interest rates	475	2,087
Bifurcated derivatives embedded in hybrid host instruments
Pay steepener rate cancellable swap (5)	3	96,425	Low cost funding	14,780	—
Interest rate swaps not designated as accounting hedges
Receive steepener rate cancellable swap (5)	3	96,425	Low cost funding	—	19,858
		$1,622,630		$22,221	$36,171

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

(5) United offers market linked certificates of deposit through broker dealers.  The rate paid on these hybrid instruments is based on a formula derived from the spread betweeen the long and short ends of the constant maturity swap ("CMS") rate curve.  This type of instrument is referred to as a steepener since it derives its value from the slope of the CMS curve.  United has determined that these hybrid instruments contain an embedded swap contract which has been bifurcated from the host contract.  United enters into a swap with a swap dealer simultaneously where the receive rate on the swap mirrors the pay rate on the brokered deposit.  The bifurcated derivative and the stand alone swap are both marked to market through other fee revenue.  Although these instruments are not treated as an accounting hedge, the swap acts as an effective economic hedge of the steepener index in the brokered deposit.

(6) Market values presented here do not include accrued interest.

From time to time, United will terminate derivative positions when conditions change and the position is no longer necessary to manage United’s overall sensitivity to changes in interest rates.  In those situations where the terminated contract was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the contract, the resulting gain or loss is amortized over the remaining life of the original contract.  For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization.  In addition, United’s forward starting active cash flow hedges of floating rate liabilities have begun or will begin interest settlements over the next twelve months.  United expects that $3.77 million will be reclassified as an increase to deposit interest expense over the next twelve months related to these cash flow hedges.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities, as well as the ability to use these as collateral for borrowings on a secured basis.  We also maintain excess funds in short-term interest-bearing assets that provide additional liquidity.  Mortgage loans held for sale totaled $20.0 million at September 30, 2014, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market.

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

At September 30, 2014, United had cash and cash equivalent balances of $216 million and had sufficient qualifying collateral to increase FHLB advances by $516 million and Federal Reserve discount window capacity of $607 million.  United also has the ability to raise substantial funds through brokered deposits.  In addition to these wholesale sources, United has the ability to attract retail deposits by competing more aggressively on pricing.

As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $63.0 million for the nine months ended September 30, 2014.  The net income of $49.4 million for the nine month period included the deferred income tax expense of $28.1 million, and non-cash expenses for the following: provision for credit losses of $6.70 million, depreciation, amortization and accretion of $15.1 million and stock-based compensation expense of $3.32 million.  These sources of cash from operating activities were offset by the following uses of cash:  increase in other assets of $12.3 million, increase in mortgage loans held for sale of $9.69 million and a decrease in accrued expenses and other liabilities of $16.8 million.  Net cash used in investing activities of $161.4 million consisted primarily of a $220 million net increase in loans, purchases of investment securities totaling $552 million, and $31.2 million paid for the acquisition of Business Carolina Inc.  These uses of cash were partially offset by $47.6 million in proceeds from maturities and calls of investment securities held-to-maturity, $404 million in proceeds from the sale of investment securities available-for-sale and $176 million in proceeds from maturities and calls of investment securities available-for-sale.  Net cash provided by financing activities of $85.5 million consisted primarily of a net increase in deposits of $39.2 million, a net $210 million increase in FHLB advances and $12.2 million in proceeds from the issuance of common stock.  These sources of cash were partially offset by $122 million in payments to redeem preferred stock, $1.80 million in dividends to common shareholders and a $51.7 million decrease in short-term borrowings.  In the opinion of management, United’s liquidity position at September 30, 2014, was sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

Shareholders’ equity at September 30, 2014 was $736 million, a decrease of $59.3 million from December 31, 2013 due to United’s redemption of all of its previously-outstanding preferred stock.  Accumulated other comprehensive loss, which includes unrealized gains and losses on securities available-for-sale, the unrealized gains and losses on derivatives qualifying as cash flow hedges and unamortized prior service cost and actuarial gains and losses on United’s modified retirement plan, is excluded in the calculation of regulatory capital adequacy ratios.  Excluding the change in the accumulated other comprehensive income, shareholders’ equity decreased $61.4 million from December 31, 2013.

As of September 30, 2014, United no longer had any preferred stock outstanding.  On December 27, 2013, United redeemed $75 million of its $180 million in outstanding Series B Preferred Stock at par.  The remaining $105 million of United’s Series B Preferred Stock was redeemed at par on January 10, 2014.  United funded both redemptions by utilizing cash on hand, cash dividends from the Bank and short-term debt.  On March 3, 2014, United redeemed all of its outstanding $16.6 million in Series D Preferred Stock at par.

In 2010, United granted a warrant to Fletcher to purchase common stock equivalent junior preferred stock that would be convertible into 1,411,765 common shares, exercisable at a price equivalent to $21.25 per share (the "Warrant"). In November 2014, United completed a settlement whereby United repurchased the Warrant in November 2014 and retired any obligation to issue shares under the Warrant.

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

The following table shows United’s capital ratios, as calculated under regulatory guidelines, at September 30, 2014, December 31, 2013 and September 30, 2013.

Table 15 - Capital Ratios
(dollars in thousands)
	Regulatory		United Community Banks, Inc.
	Guidelines		(Consolidated)			United Community Bank
		Well	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	Minimum	Capitalized	2014	2013	2013	2014	2013	2013
Risk-based ratios:
Tier I capital	4.0%	6.0%	12.07%	12.74%	14.29%	12.58%	13.55%	14.48%
Total capital	8.0	10.0	13.32	13.99	15.54	13.83	14.81	15.74
Leverage ratio	3.0	5.0	8.72	9.08	10.03	9.08	9.61	10.17
Tier I capital			$627,523	$649,162	$695,802	$652,748	$686,687	$704,591
Total capital			692,641	713,063	756,925	717,730	750,216	765,646
Risk-weighted assets			5,200,260	5,097,091	4,870,582	5,189,322	5,066,948	4,865,066
Average total assets			7,193,763	7,150,360	6,936,300	7,185,923	7,142,050	6,925,099

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”.  Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2014 and 2013.

Table 16 - Stock Price Information
	2014				2013
				Avg Daily				Avg Daily
	High	Low	Close	Volume	High	Low	Close	Volume
First quarter	$20.28	$15.74	$19.41	494,205	$11.57	$9.59	$11.34	195,803
Second quarter	19.87	14.86	16.37	308,486	12.94	10.15	12.42	184,922
Third quarter	18.42	15.42	16.46	331,109	16.04	12.15	14.99	341,270
Fourth quarter					18.56	14.82	17.75	421,948

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

Item 3.          Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of September 30, 2014 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2013.  The interest rate sensitivity position at September 30, 2014 is included in management’s discussion and analysis on page 62 of this report.

Item 4.          Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of United’s disclosure controls and procedures as of September 30, 2014.  Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

UNITED COMMUNITY BANKS, INC.

/s/ Jimmy C. Tallent
Jimmy C. Tallent
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Rex S. Schuette
Rex S. Schuette
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Alan H. Kumler
Alan H. Kumler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: November 10, 2014

