Form 10-K
period 2014-12-31
UNITED COMMUNITY BANKS INC
filed 2015-02-27
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $970,205,714 (based on shares held by non-affiliates at $16.37 per share, the closing stock price on the Nasdaq stock market on June 30, 2014).

As of January 31, 2015, 60,295,768 shares of common stock were issued and outstanding including 50,214,981 voting shares and 10,080,787 non-voting shares.  Also outstanding were presently exercisable options to acquire 296,470 shares, presently exercisable warrants to acquire 219,909 shares and 397,251 shares issuable under United Community Banks, Inc.’s deferred compensation plan.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated herein into Part III by reference.

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

To emphasize its commitment to community banking, United conducts substantially all of its operations through a community-focused operating model of separate “community banks”, which as of December 31, 2014, operated at 103 locations throughout north Georgia, the Atlanta-Sandy Springs-Roswell, Georgia metropolitan statistical area, the Gainesville, Georgia metropolitan statistical area, coastal Georgia, western North Carolina, east and central Tennessee and the Greenville-Anderson-Mauldin, South Carolina metropolitan statistical area.  In 2012, United expanded into Greenville, South Carolina by opening a loan production office which has subsequently been converted to a full-service branch.  The community banks offer a full range of retail and corporate banking services, including checking, savings and time deposit accounts, secured and unsecured loans, wire transfers, brokerage services and other financial services, and are led by local bank presidents (referred to herein as the “Community Bank Presidents”) and management with significant experience in, and ties to, their communities.  Each of the Community Bank Presidents has authority, alone or with other local officers, to make most credit decisions.

The Bank, through its full-service retail mortgage lending division, United Community Mortgage Services (“UCMS”), is approved as a seller/servicer for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and provides fixed and adjustable-rate home mortgages.  During 2014, the Bank originated $276 million of residential mortgage loans throughout its footprint in Georgia, North Carolina, Tennessee and South Carolina for the purchase of homes and to refinance existing mortgage debt.  Substantially all of these mortgages were sold into the secondary market without recourse to the Bank, other than for breaches of warranties.

The Bank owns an insurance agency, United Community Insurance Services, Inc. (“UCIS”), known as United Community Advisory Services, which is a subsidiary of the Bank.  United also owns a captive insurance subsidiary, United Community Risk Management Services, Inc. (“UCRMSI”) that provides risk management services for United’s subsidiaries.  Another Bank subsidiary, United Community Payment Systems, LLC, provides payment processing services for the Bank’s customers.

United produces fee revenue through its sale of non-deposit investment products.  Those products are sold by employees of United that are licensed financial advisors doing business as United Community Advisory Services.  United has an affiliation with a third party broker/dealer, Invest Financial, to facilitate this line of business.

Recent Developments

On January 27, 2015, United announced that it had entered into a definitive merger agreement to acquire MoneyTree Corporation (“MoneyTree”) and its wholly-owned bank subsidiary, First National Bank (“FNB”).  MoneyTree and FNB are headquartered in Lenoir City, Tennessee and FNB currently operates 10 branches in east Tennessee.  At December 31, 2014, FNB had $425 million in assets, $354 million in deposits and $253 million in loans.  The resulting combination will enhance both United’s position in key growth markets in east Tennessee and its ability to offer expanded banking products to FNB’s customer base.

Under the terms of the merger agreement, MoneyTree shareholders will receive merger consideration consisting of 80 percent common stock of United and 20 percent cash in the aggregate, with a fixed exchange ratio that is valued at approximately $52 million based on United’s January 27, 2015 closing price of $17.65 per share.  Completion of the transaction is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of MoneyTree’s shareholders.  The transaction is expected to close in the second quarter of 2015.

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

Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following factors:

●	the condition of the general business and economic environment;
●	the results of our internal credit stress tests may not accurately predict the impact on our financial condition if the economy were to deteriorate;
●	our ability to maintain profitability;
●	our ability to fully realize the balance of our net deferred tax asset, including net operating loss carryforwards;
●	the risk that we may be required to increase the valuation allowance on our net deferred tax asset in future periods;
●	the condition of the banking system and financial markets;
●	our ability to raise capital;
●	our ability to maintain liquidity or access other sources of funding;
●	changes in the cost and availability of funding;
●	the success of the local economies in which we operate;
●	our lack of geographic diversification;
●	our concentrations of residential and commercial construction and development loans and commercial real estate loans are subject to unique risks that could adversely affect our earnings;
●	changes in prevailing interest rates may negatively affect our net income and the value of our assets and other interest rate risks;
●	our accounting and reporting policies;
●	if our allowance for loan losses is not sufficient to cover actual loan losses;
●	losses due to fraudulent and negligent conduct of our loan customers, third party service providers or employees;
●	risks related to our communications and information systems, including risks with respect to cybersecurity breaches;
●	our reliance on third parties to provide key components of our business infrastructure and services required to operate our business;
●	competition from financial institutions and other financial service providers;
●	risks with respect to our ability to successfully expand and complete acquisitions and integrate businesses and operations that are acquired;
●	if the conditions in the stock market, the public debt market and other capital markets deteriorate;
●	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and related regulations;
●	changes in laws and regulations or failures to comply with such laws and regulations;
●	changes in regulatory capital and other requirements;
●	the costs and effects of litigation, examinations, investigations, or similar matters, or adverse facts and developments related thereto, including possible dilution;
●	regulatory or judicial proceedings, board resolutions, informal memorandums of understanding or formal enforcement actions imposed by regulators that may occur;
●	changes in tax laws, regulations and interpretations or challenges to our income tax provision; and
●	our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures.
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

Share of Local Deposit Markets by County - Banks and Savings Institutions

	Market Share					Rank in Market
	2014	2013	2012	2011	2010	2014	2013	2012	2011	2010
Atlanta, Georgia MSA
Bartow	11%	11%	9%	12%	9%	3	3	4	3	4
Carroll	7	7	6	6	5	5	5	6	6	7
Cherokee	5	4	5	4	4	9	9	9	9	9
Cobb	3	3	3	3	3	12	11	10	10	10
Coweta	2	2	2	2	2	10	11	10	10	10
Dawson	34	36	36	36	30	1	1	1	1	1
DeKalb	1	1	1	1	1	16	18	18	21	21
Douglas	2	2	2	2	1	11	12	12	11	13
Fayette	7	7	7	8	9	6	5	6	5	4
Forsyth	8	7	6	3	2	4	6	7	11	13
Fulton	1	1	1	1	1	21	20	20	20	18
Gwinnett	3	3	3	3	3	7	7	8	7	8
Henry	7	6	5	4	4	6	6	7	7	9
Newton	3	3	3	3	3	8	8	8	8	8
Paulding	4	4	5	5	3	9	9	6	7	8
Pickens	7	6	4	3	2	4	5	6	7	7
Rockdale	9	12	12	12	12	6	4	4	4	4
Walton	1	2	1	2	1	10	10	10	10	10
Gainesville, Georgia MSA
Hall	12	12	12	14	14	4	4	5	3	3
North Georgia
Chattooga	44	43	40	40	39	1	1	1	1	1
Fannin	55	50	49	52	49	1	1	1	1	1
Floyd	15	15	16	16	14	3	4	2	1	3
Gilmer	27	26	25	25	15	2	2	2	2	2
Habersham	22	23	22	20	16	2	2	2	2	3
Jackson	8	7	6	6	5	6	7	6	7	8
Lumpkin	29	29	29	29	28	2	2	2	2	2
Rabun	15	14	13	12	11	3	3	3	5	5
Towns	53	50	48	41	37	1	1	2	2	2
Union	84	84	83	84	86	1	1	1	1	1
White	47	48	44	46	43	1	1	1	1	1
Tennessee
Blount	1	1	1	2	2	14	12	11	11	11
Bradley	5	5	5	5	5	8	7	7	7	7
Knox	1	1	1	1	1	27	30	26	23	25
Loudon	15	15	13	14	14	3	3	3	3	3
McMinn	-	-	3	2	2	-	-	9	9	9
Monroe	3	3	4	4	3	8	8	7	7	8
Roane	9	9	8	8	8	6	5	6	6	6
Coastal Georgia
Chatham	2	2	1	1	1	9	9	10	10	10
Glynn	14	12	12	18	15	2	2	3	2	3
Ware	4	3	3	4	4	9	9	9	9	8
North Carolina
Avery	15	16	16	18	17	4	4	2	1	1
Cherokee	35	35	35	29	29	1	1	1	1	1
Clay	44	44	45	48	49	1	1	1	1	1
Graham	75	71	71	72	72	1	1	1	1	1
Haywood	10	11	10	10	11	6	6	5	5	5
Henderson	3	3	3	3	3	10	10	11	11	11
Jackson	30	28	25	25	25	1	1	1	1	1
Macon	6	7	8	8	8	6	5	5	6	5
Mitchell	36	34	36	37	34	1	1	1	1	1
Swain	15	17	21	25	30	2	2	2	2	2
Transylvania	16	14	15	14	13	3	3	3	3	4
Watauga	2	2	2	1	1	11	11	12	12	11
Yancey	19	20	18	20	19	3	2	2	2	2
South Carolina
Greenville	1	-	-	-	-	27	-	-	-	-

Loans

The Bank makes both secured and unsecured loans to individuals, and businesses.  Secured loans include first and second real estate mortgage loans and commercial loans secured by non-real estate assets.  The Bank also makes direct installment loans to consumers on both a secured and unsecured basis.

Specific risk elements associated with the Bank’s lending categories include, but are not limited to:

	Percentage
Loan Type	of Portfolio	Risk Elements
Commercial Real Estate - owner occupied	24.9%	General economic conditions; consumer spending; effect of rising interest rates; market’s loosening of credit underwriting standards and structures; and business confidence.

Commercial Real Estate - income producing	12.8%
Effect of rising interest rates, supply and demand of property type; consumer sentiment; business confidence; effect of financial markets, general economic conditions in the U.S and abroad and recovery of operating fundamentals.

Commercial and industrial	15.2%
Industry concentrations; inability to monitor the condition of collateral (inventory, accounts receivable and other non-real estate assets); use of specialized or obsolete equipment as collateral; insufficient cash flow from operations to service debt payments; declines in general economic conditions.

Commercial construction	4.2%
Effect of rising interest rates; changes in market demand for property, recovery of operating fundamentals, market’s loosening of credit underwriting standards and structures, and fluctuations in both the debt and equity markets.

Residential mortgage	18.5%	Loan portfolio concentrations; changes in general economic conditions or in the local economy; loss of borrower’s employment; insufficient collateral value due to decline in property value.

Home equity lines of credit	10.0%	Unemployment and underemployment levels; rise in interest rates; household income growth; declining home values reducing the amount of equity; lines of credit nearing their “end-of-draw” period.

Residential construction	6.4%	Inadequate long-term financing arrangements; inventory levels; cost overruns, changes in market demand for property; rising interest rates.

Consumer installment	2.2%	Consumer sentiment; elevated umemployment and underemployment in many of our local markets; household income stagnation; and increases in consumer prices.

Indirect Auto	5.7%	Consumer sentiment; unemployment and underemployment levels; rise in interest rates; increases in consumer prices; decline in houseload income and loosening of credit structures.

Lending Policy

The Bank makes loans primarily to persons or businesses that reside, work, own property, or operate in its primary market areas, except for specific specialized lending strategies such as Small Business Administration (“SBA”) and franchise lending.  Unsecured loans are generally made only to persons who qualify for such credit based on their credit history, net worth, income and liquidity.  Secured loans are made to persons who are well established and have the credit history, net worth, collateral, and cash flow to support the loan.  Exceptions to the Bank’s policies are permitted on a case-by-case basis.  Major policy exceptions require an approving officer to document the reason for the exception.  Loans exceeding a lending officer’s credit limit must be approved through a credit approval process involving Regional Credit Managers.  Consumer loans are approved through centralized consumer credit centers.

United’s Credit Administration department provides each lending officer with written guidelines for lending activities as approved by the Bank’s Board of Directors.  Limited lending authority is delegated to lending officers by Credit Administration as authorized by the Bank’s Board of Directors.  Loans in excess of individual officer credit authority must be approved by a senior officer with sufficient approval authority delegated by Credit Administration as authorized by the Bank’s Board of Directors.  The Senior Credit Committee approves loans where the total relationship exposure exceeds $8.5 million.  At December 31, 2014, the Bank’s secured legal lending limit was $202 million; however, the Board of Directors has established an internal lending limit of $25 million.  All loans to borrowers for any individual real estate project that exceeds $15 million or whose total aggregate borrowing relationship exceed $20 million require the approval of two Bank directors and must be reported quarterly to the Bank’s Board of Directors for ratification.

Commercial Lending

United utilizes its Regional Credit Managers to provide credit administration support for commercial loans to the Bank as needed.  The Regional Credit Managers have lending authority set by Credit Administration based on characteristics of the markets they serve.  The Regional Credit Managers also provide credit underwriting support as needed by the community banks they serve.

Consumer Credit Center

United has implemented a centralized consumer credit center that provides underwriting, regulatory disclosure and document preparation for all consumer loan requests originated by the bank’s market lenders. Requests are processed through an automated loan origination software platform.  Underwriters are involved with credit decisions at certain levels and with certain products.

Loan Review and Nonperforming Assets

United’s Loan Review Department reviews, or engages an independent third party to review, the Bank’s loan portfolio on an ongoing basis to identify any weaknesses in the portfolio and to assess the general quality of credit underwriting. The results of such reviews are presented to Executive Management, the Community Bank Presidents, Credit Administration Management and the Risk Committee of the Board of Directors.  If an individual loan or credit relationship has a material weakness identified during the review process, the risk rating of the loan, or generally all loans comprising that credit relationship, will be downgraded to the classification that most closely matches the current risk level.  The review process also provides for the upgrade of loans that show improvement since the last review.  Since each loan in a credit relationship may have a different credit structure, source of repayment and guarantors, different loans in a relationship can be assigned different risk ratings.  United adopted a dual risk rating system for commercial loans whereby risk is defined at the obligor level and the facility level.  The obligor risk rating assigns a rating based on qualitative and quantitative metrics that measure the financial viability of the borrower which is an estimate of the probability that the borrower will default.  The facility risk rating considers the loss protection provided by assigned collateral factoring in control and the loan-to-value ratio.  This rating estimates the probability of loss once the borrower has defaulted.

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

7 (Watch)	Loans in this category are presently protected from apparent loss; however weaknesses exist that could cause future impairment, including the deterioration of financial ratios, past due status and questionable management capabilities. These loans require more than the ordinary amount of supervision. Collateral values generally afford adequate coverage, but may not be immediately marketable.

8 (Substandard)	These loans are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged. Specific and well-defined weaknesses exist that may include poor liquidity and deterioration of financial ratios. The loan may be past due and related deposit accounts experiencing overdrafts. There is the distinct possibility that United will sustain some loss if deficiencies are not corrected. If possible, immediate corrective action is taken.

9 (Doubtful)	Specific weaknesses characterized as Substandard that are severe enough to make collection in full highly questionable and improbable. There is no reliable secondary source of full repayment.

10 (Loss)	Loans categorized as Loss have the same characteristics as Doubtful, however, loss is certain. Loans classified as Loss are charged-off.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  Consumer loans are part of a pass / fail grading system designed to segment loans based upon the risk of default resulting in a loss to the Bank.  Specifically, a failed credit will be a loan that has a high probability of default within the next twelve months with the default expected to result in a loss to the Bank.

In addition, Credit Administration, with supervision and input from the Accounting Department, prepares a quarterly analysis to determine the adequacy of the Allowance for Credit Losses (“ACL”).  The ACL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The allowance for loan losses analysis starts with total loans and subtracts loans fully secured by deposit accounts at the Bank and the portion of loans guaranteed by the United States Small Business Administration (“SBA”) or United States Department of Agriculture (“USDA”), which effectively have no risk of loss.  Next, all loans that are considered individually impaired are reviewed and assigned a specific reserve if one is warranted.  Most collateral dependent impaired loans with specific reserves are charged down to net realizable value of the underlying collateral.  The remaining loan balance for each major loan category is then multiplied by its respective estimated loss factor that is derived from the weighted average historical loss rate for the preceding two year period, weighted toward the most recent quarters, and adjusted to reflect current economic conditions.  Loss factors for these loans are estimated and determined based on historical loss experience by type of loan.  United multiplies the annualized loss factor by the calculated loss emergence period in order to quantify the amount of incurred losses in the loan portfolio.  The loss emergence period is determined for each category of loans based on the average length of time between when a loan first becomes more than 30 days past due and when that loan is ultimately charged off.  Management’s use of the loss emergence period is an estimate of the period of time from the first evidence of loss incurrence through the period of time until such losses are confirmed (or charged-off).  Previously, United reported an unallocated portion of the allowance which was maintained due to imprecision in estimating loss factors and loss emergence periods, and economic and other conditions that cannot be entirely quantified in the analysis.  With the incorporation of the loss emergence period into United’s allowance methodology in the first quarter of 2014, the previously unallocated balance has been allocated to other components of the allowance for loan losses.

Asset/Liability Committee

United’s Asset Liability Management Committee (“ALCO”) is composed of executive and other officers and the Treasurer of United.  ALCO is charged with managing the assets and liabilities of United and the Bank.  ALCO’s primary role is to balance asset growth and income generation with the prudent management of interest rate risk, market risk and liquidity risk and with the need to maintain appropriate levels of capital.  ALCO directs the Bank’s overall balance sheet strategy, including the acquisition and investment of funds.  At regular meetings, the committee reviews the interest rate sensitivity and liquidity positions, including stress scenarios, the net interest margin, the investment portfolio, the funding mix and other variables, such as regulatory changes, monetary policy adjustments and the overall state of the economy.  A more comprehensive discussion of United’s asset/liability management and interest rate risk is contained in the Management’s Discussion and Analysis (Part II, Item 7) and Quantitative and Qualitative Disclosures About Market Risk (Part II, Item 7A) sections of this report.

Investment Policy

United’s investment portfolio policy is to balance income generation with liquidity, interest rate sensitivity, pledging and regulatory needs.  The Chief Financial Officer and the Treasurer of United administer the policy, and it is reviewed from time to time by United’s ALCO and the Board of Directors.  Portfolio activity, composition, and performance are reviewed and approved periodically by United’s Board of Directors and Risk Committee thereof.

Employees

As of December 31, 2014, United and its subsidiaries had 1,506 full-time equivalent employees.  Neither United nor any of its subsidiaries are a party to any collective bargaining agreement and management believes that employee relations are good.

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

United must also register with the Georgia Department of Banking and Finance (the “DBF”) and file periodic information with the DBF.  As part of such registration, the DBF requires information with respect to the financial condition, operations, management and intercompany relationship of United and the Bank and related matters.  The DBF may also require such other information as is necessary to keep itself informed concerning compliance with Georgia law and the regulations and orders issued thereunder by the DBF, and the DBF may examine United and the Bank.  Although the Bank operates branches in North Carolina, east and central Tennessee and Greenville, South Carolina; neither the North Carolina Banking Commission, the Tennessee Department of Financial Institutions, nor the South Carolina Commissioner of Banking examines or directly regulates out-of-state holding companies.

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
10

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

Due to our accumulated deficit (negative retained earnings), the Bank must receive pre-approval from the DBF and FDIC to pay cash dividends to United in 2015.  In 2014 and 2013, the Bank paid a cash dividend of $129 million and $50.0 million, respectively, to United as approved the DBF and FDIC.  No dividends were paid by the Bank to United in 2012.  United declared cash dividends on its common stock in 2014 of eleven cents but did not declare any dividends in its common stock in 2013 or 2012.

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

The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy.  These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk.  Banks and bank holding companies are required to have (1) a minimum level of total capital to risk-weighted assets of 8%; and (2) a minimum ratio of Tier 1 capital to risk-weighted assets of 4%.  In addition, the Federal Reserve and the FDIC have established a minimum 3% leverage ratio of Tier 1 capital to quarterly average total assets for the most highly-rated banks and bank holding companies.  “Total capital” is composed of Tier 1 capital and Tier 2 capital.  “Tier 1 capital” includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets.  “Tier 2 capital” includes, among other things, perpetual preferred stock and related surplus not meeting the Tier 1 capital definition, qualifying mandatorily convertible debt securities, qualifying subordinated debt and allowances for possible loan and lease losses, subject to limitations.  The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies.  The Federal Reserve will require a bank holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve.  The FDIC, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve require banks to maintain capital well above minimum levels

In addition, Section 38 of the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “1991 Act”).  The “prompt corrective action” provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions.  Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines.  The FDIC is required to resolve a bank when its ratio of tangible equity to total assets reaches 2%.  Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

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
11

As of December 31, 2014, the FDIC categorized the Bank as “well-capitalized” under current regulations.

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

The Basel III Capital Rules became effective for United and the Bank on January 1, 2015 subject to a phase in period.

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

The initial minimum capital ratios as of January 1, 2015 are as follows:  (i) 4.5% CET1 to risk-weighted assets, (ii) 6.0% Tier 1 capital to risk-weighted assets, and (iii) 8.0% total capital to risk-weighted assets.

Effective January 1, 2015, the Basel III Capital Rules also revised the FDIC’s current “prompt corrective action” regulations by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized.  The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1.  These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1.  Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios.  Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, certain banking organizations, including United and the Bank, may make a one-time permanent election to continue to exclude these items.  United and the Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of United’s available-for-sale securities portfolio.  The Basel III Capital Rules also eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital of bank holding companies.  Instruments issued prior to May 19, 2010 are grandfathered for bank holding companies with consolidated assets of $15 billion or less (subject to the 25% of Tier 1 capital limit).
12

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter).  The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.  Consistent with the Dodd-Frank Act, the Basel III Capital Rules replace the ratings-based approach to securitization exposures, which is based on external credit ratings, with the simplified supervisory formula approach in order to determine the appropriate risk weights for these exposures. Alternatively, banking organizations may use the existing gross-up approach to assign securitization exposures to a risk weight category or choose to assign such exposures a 1,250% risk weight.  In addition, the Basel III Capital Rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

Management believes that, as of December 31, 2014, United and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

Consumer Protection Laws.  The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (“CFPB”), and giving it the power to promulgate and enforce federal consumer protection laws.  Depository institutions are subject to the CFPB’s rule writing authority, and existing federal bank regulatory agencies retain examination and enforcement authority for such institutions.  The CFPB and United’s existing federal regulator, the FDIC, are focused on the following:

●	risks to consumers and compliance with the federal consumer financial laws;
●	the markets in which firms operate and risks to consumers posed by activities in those markets;
●	depository institutions that offer a wide variety of consumer financial products and services;
●	depository institutions with a more specialized focus; and
●	non-depository companies that offer one or more consumer financial products or services.

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
13

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
14

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

The senior executive officers of United, and their ages, positions with United, past five year employment history and terms of office as of February 1, 2015, are as follows:

Name (age)	Position with United and Employment History	Officer of United Since

Jimmy C. Tallent (62)	Chairman and Chief Executive Officer (2015); President, Chief Executive Officer and Director (1988 - 2015)	1988

H. Lynn Harton (53)	President and Chief Operating Officer and Director (2015); Executive Vice President and Chief Operating Officer (2012 - 2015); prior to joining United was Executive Vice President and Special Assistant to the Chief Executive Officer of Toronto-Dominion Bank (2010 - 2012); President and Chief Executive Officer (2009 - 2010), Chief Commercial Banking Officer (2008-2009), Chief Risk and Chief Credit Officer (2007 - 2009) of South Financial Group	2012

Rex S. Schuette (65)	Executive Vice President and Chief Financial Officer (2001 - 2015)	2001

Bill M. Gilbert (62)	President, Community Banking (2015); Director of Banking (2013 - 2015); Regional President of North Georgia and Coastal Georgia (2011 - 2013); Senior Vice President of Retail Banking (2003 - 2011)	2000

Bradley J. Miller (44)	Executive Vice President, Chief Risk Officer and General Counsel (2015); Senior Vice President and General Counsel (2007 - 2015)	2007

Robert A. Edwards (50)	Executive Vice President and Chief Credit Officer (2015); prior to joining United was Senior Vice President and Executive Credit Officer of Toronto-Dominion Bank (2010 - 2015); Executive Vice President and Chief Credit Officer of South Financial Group (2008 - 2010)	2015

Richard W. Bradshaw (53)	President, Specialized Lending (2014 - 2015); prior to joining United was Senior Vice President, Head of United States SBA Programs of Toronto-Dominion Bank (2010 - 2014); Executive Vice President, Director of Corporate Financial Services of Carolina First Bank (2009 - 2010)	2014

None of the above officers are related and there are no arrangements or understandings between them and any other person pursuant to which any of them was elected as an officer, other than arrangements or understandings with directors or officers of United acting solely in their capacities as such.
15

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

We regularly perform an internal analysis of our capital position.  Under the stress test, we estimate our loan losses (loan charge-offs), resources available to absorb those losses and any necessary additions to capital that would be required under the “more adverse” stress test scenario.

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

In recent years, we have faced a challenging and uncertain economic environment, including a major recession in the U.S. economy.  A return of recessionary conditions and/or a deterioration of national economic conditions could adversely affect the financial condition and operating performance of financial institutions.  Specifically, declines in real estate values and sales volumes and increased unemployment levels may result in higher than expected loan delinquencies, increases in levels of non-performing and classified assets and a decline in demand for products and services offered by financial institutions.  While economic conditions in the markets in which we operate, the U.S. and worldwide have improved since the recession, there can be no assurance that this improvement will continue.  Uncertainty regarding continuing economic improvement may result in changes in consumer and business spending, borrowing and savings habits, which could cause us to incur losses and may adversely affect our results of operations and financial condition.

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
16

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

Among other things, if we fail to remain “well-capitalized” for bank regulatory purposes, because we do not qualify under the minimum capital standards or the FDIC otherwise downgrades our capital category, it could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common and preferred stock and trust preferred securities, and our ability to make acquisitions, and we would not be able to accept brokered deposits without prior FDIC approval. To be “well-capitalized” under the Basel III Capital Rules that became effective on January 1, 2015, a bank must generally maintain a common equity Tier 1 capital ratio of 6.5%, Tier 1 leverage capital ratio of 5.0%, Tier 1 risk-based capital ratio of 8.0% and total risk-based capital ratio of 10%.  In addition, our regulators may require us to maintain higher capital levels.  Our failure to remain “well-capitalized” or to maintain any higher capital requirements imposed on us could negatively affect our business, results of operations and financial condition.

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
17

Our concentration of residential construction and development loans is subject to unique risks that could adversely affect our results of operations and financial condition.

Our residential construction and development loan portfolio was $299 million at December 31, 2014, comprising 6% of total loans.  Of this amount, $147 million is secured by developed lots and $65 million is secured by raw land or land in the process of development.  Residential construction and development loans are often riskier than home equity loans or residential mortgage loans to individuals. Poor economic conditions could result in decreased demand for residential housing, which, in turn, would adversely affect the development and construction efforts of residential real estate developer borrowers. Consequently, economic downturns adversely affect the ability of residential real estate developer borrowers to repay these loans and the value of property used as collateral for such loans. A sustained weak economy could also result in higher levels of nonperforming loans in other categories, such as commercial and industrial loans, which may result in additional losses. As a result, these loans could represent higher risk due to slower sales and reduced cash flow that affect the borrowers’ ability to repay on a timely basis which could result in a sharp increase in our total net charge-offs and require us to significantly increase our allowance for loan losses, any of which could have a material adverse effect on our financial condition or results of operations.

Our concentration of commercial real estate loans is subject to risks that could adversely affect our results of operations and financial condition.

Our commercial real estate loan portfolio was $1.76 billion at December 31, 2014, comprising 38% of total loans. Commercial real estate loans typically involve larger loan balances than compared to residential mortgage loans.  The repayment of loans secured by commercial real estate is dependent upon both the successful operation of the commercial project and the business operated out of that commercial real estate site, as over half of the commercial real estate loans are for owner-occupied properties. If the cash flows from the project are reduced or if the borrower’s business is not successful, a borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, we may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may be subject to adverse conditions in the real estate market or economy. In addition, many economists believe that the potential for deterioration in income producing commercial real estate may occur through rising vacancy rates or declining absorption rates of existing square footage and/or units. As a result, these loans could represent higher risk due to slower sales and reduced cash flow that affect the borrowers’ ability to repay on a timely basis, could result in a sharp increase in our total net charge-offs and could require us to significantly increase our allowance for loan losses, any of which could have a material adverse effect on our financial condition or results of operations.

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
18

If our allowance for credit losses is not sufficient to cover actual loan losses, earnings would decrease.

Our loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment. We may experience significant loan losses which would have a material adverse effect on our operating results. Our management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. We maintain an allowance for credit losses in an attempt to cover any probable incurred loan losses in the loan portfolio. In determining the size of the allowance, our management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and real estate values, trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. As a result of these considerations, we have from time to time increased our allowance for credit losses. For the year ended December 31, 2014, we recorded a provision for credit losses of $8.50 million compared to $65.5 million and $62.5 million for the years ended December 31, 2013 and 2012, respectively.  If those assumptions are incorrect, the allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.

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

The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with banks, credit unions, savings and loan associations, mortgage banking firms, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as community, super-regional, national and international financial institutions that operate offices in our market areas and elsewhere. We compete with these institutions both in attracting deposits and in making loans. Many of our competitors are well-established, larger financial institutions that are able to operate profitably with a narrower net interest margin and have a more diverse revenue base. We may face a competitive disadvantage as a result of our smaller size, more limited geographic diversification and inability to spread costs across broader markets. Although we compete by concentrating marketing efforts in our primary markets with local advertisements, personal contacts and greater flexibility and responsiveness in working with local customers, customer loyalty can be easily influenced by a competitor’s new products and our strategy may or may not continue to be successful.  We may also be affected by the marketplace loosening of credit underwriting standards and structures.

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
19

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

In July 2013, the Federal Reserve published the Basel III Capital Rules, which substantially changed the regulatory risk-based capital rules applicable to United and the Bank.  The Basel III Capital Rules include new minimum risk-based capital and leverage ratios, which are being phased in beginning January 1, 2015, and modify the capital and asset definitions for purposes of calculating those ratios.  Among other things, as of January 1, 2015, the Basel III Capital Rules establish a new common equity Tier 1 minimum capital requirement of 4.5%, a higher minimum Tier 1capital to risk-weighted assets requirement of 6.0% and a higher total capital to risk-weighted assets of 8.0%.  In addition, the Basel III Capital Rules provide, to be considered “well-capitalized”, a new common equity Tier 1 capital requirement of 6.5% and a higher Tier 1capital to risk-weighted assets requirement of 8.0% that became fully effective as of January 1, 2015.  Moreover, the Basel III Capital Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of common equity Tier 1 capital in addition to the 4.5% minimum common equity Tier 1 requirement and the other amounts necessary to the minimum risk-based capital requirements that will be phased in and fully effective in 2019.

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

We reported a net deferred tax asset of $216 million as of December 31, 2014, which includes approximately $181 million of deferred tax benefits related to federal and state operating loss carry-forwards.  Our ability to use such assets, including the reversal or partial release of the valuation allowance, is dependent on our ability to generate future earnings within the operating loss carry-forward periods, which are generally 20 years.  If we do not realize taxable earnings within the carry-forward periods, our deferred tax asset would be permanently impaired.  Additionally, our ability to use such assets to offset future tax liabilities could be permanently impaired if cumulative common stock transactions over a rolling three-year period resulted in an ownership change under Section 382 of the Internal Revenue Code.  There is no guarantee that our tax benefits preservation plan will prevent us from experiencing an ownership change under Section 382. Our inability to utilize these deferred tax assets (benefits) would have a material adverse effect on our financial condition and results of operations.

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
20

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

Our operations are located principally in Georgia, western North Carolina, east Tennessee and western South Carolina. As a result of this geographic concentration, our results depend largely upon economic and business conditions in this area. Deterioration in economic and business conditions in our service area could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services, which in turn may have a material adverse effect on our results of operations.

Our interest-only home equity lines of credit expose us to increased lending risk.

At December 31, 2014, we had $466 million of home equity line of credit loans, which represented 10% of our loan portfolio as of that date.  Historically, United’s home equity lines of credit generally had a 35 month or 10 year draw period with interest-only payment requirements for the term of the loan, a balloon payment requirement at the end of the draw period.  Since June 2012, new home equity lines of credit generally have a 10 year interest only draw period followed by a 15 year amortized repayment period for any outstanding balance at the 10 year conversion date.  United continues to offer a home equity line of credit with a 35 month draw period with interest-only payment requirements for the term of the loan with a balloon payment requirement at the end of the draw period.  All home equity line of credit products, historically and currently available, have a maximum 80% combined loan to value ratio.  Loan to value ratios are established on a case by case basis considering the borrower’s credit profile and the collateral type – primary or secondary residence.  These loans are also secured by a first or second lien on the underlying home.

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
21

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

There are no unresolved comments from the SEC staff regarding United’s periodic or current reports under the Exchange Act.

ITEM 2.	PROPERTIES.

The executive offices of United are located at 125 Highway 515 East, Blairsville, Georgia.  United owns this property.  The Bank conducts business from facilities primarily owned by the Bank or its subsidiaries, all of which are in a good state of repair and appropriately designed for use as banking facilities.  The Bank provides services or performs operational functions at 121 locations, of which 103 are owned and 18 are leased under operating leases.  Note 9 to United’s consolidated financial statements includes additional information regarding amounts invested in premises and equipment.

ITEM 3.	LEGAL PROCEEDINGS.

In the ordinary course of operations, United and the Bank are defendants in various legal proceedings.  Additionally, in the ordinary course of business, United and the Bank are subject to regulatory examinations and investigations.  Based on our knowledge and advice of counsel, in the opinion of management, there is no such pending or threatened legal matter in which an adverse decision will result in a material adverse change in the consolidated financial condition or results of operations of United.  No material proceedings terminated in the fourth quarter of 2014.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.
22

PART II

ITEM 5.	MARKET FOR UNITED’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock.  United’s common stock trades on the Nasdaq Global Select Market under the Times New Roman “UCBI”.  The closing price for the period ended December 31, 2014 was $18.94.  Below is a schedule of high, low and closing stock prices and average daily volume for all quarters in 2014 and 2013.

	2014				2013
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume
First quarter	$20.28	$15.74	$19.41	494,205	$11.57	$9.59	$11.34	195,803
Second quarter	19.87	14.86	16.37	308,486	12.94	10.15	12.42	184,922
Third quarter	18.42	15.42	16.46	331,109	16.04	12.15	14.99	341,270
Fourth quarter	19.50	15.16	18.94	262,598	18.56	14.82	17.75	421,948

At January 31, 2015, there were 6,636 record shareholders and approximately 15,450 beneficial shareholders of United’s common stock.

Dividends.  United declared cash dividends of $.11 per share on its common stock in 2014.  No cash or stock dividends were declared on United’s common stock during 2013.  Federal and state laws and regulations impose restrictions on the ability of the Bank to pay dividends to United without prior approvals.

Additional information regarding dividends is included in Note 19 to the consolidated financial statements, under the heading of “Supervision and Regulation” in Part I of this report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Dividends.”

Share Repurchases.  United’s Amended and Restated 2000 Key Employee Stock Option Plan allows option holders to exercise stock options by delivering previously acquired shares having a fair market value equal to the exercise price provided that the shares delivered must have been held by the option holder for at least six months.  In addition, United may withhold a sufficient number of restricted stock shares at the time of vesting to cover payroll tax withholdings at the election of the restricted stock recipient. In 2014 and 2013, 74,644 and 24,374 shares, respectively, were withheld to cover payroll taxes owed at the time of restricted stock vesting.  No shares were delivered to exercise stock options in 2014 or 2013.

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

On December 27, 2013, United redeemed $75 million of its $180 million in outstanding Series B Preferred Stock.  The redemption price for shares of the Series B Preferred Stock called for redemption was the stated liquidation value of $1,000 per share, plus any accrued and unpaid dividends that had been earned thereon to, but not including, the redemption date.  The remaining $105 million of Unite’s Series B Preferred Stock was redeemed on January 10, 2014 on comparable terms.

On March 3, 2014, United redeemed all of its outstanding Series D Preferred Stock in the principal amount of $16.6 million.  The redemption price for shares of the Series D Preferred Stock was the stated liquidation value of $1,000 per share, plus any accrued and unpaid dividends that had been earned thereon to, but not including, the redemption date.  Following the redemption, there are no shares of United’s Series D Preferred Stock outstanding.

In December 2014, United repurchased an outstanding warrant from Fletcher International Ltd for $12.0 million, its estimated fair value.

23

Performance Graph.  Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on United’s common stock against the cumulative total return on the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Bank Stocks Index for the five-year period commencing December 31, 2009 and ending on December 31, 2014.

FIVE YEAR CUMULATIVE TOTAL RETURNS*

COMPARISON OF UNITED COMMUNITY BANKS, INC.,
NASDAQ STOCK MARKET (U.S.) INDEX
AND NASDAQ BANK INDEX
As of December 31

DOLLARS
210
180
150
120
90
60
30
2009
2010
2011
2012
2013
2014
United Community Banks, Inc.
Nasdaq Stock Market (U.S.) Index
Nasdaq Bank Index

	Cumulative Total Return *
	2009	2010	2011	2012	2013	2014
United Community Banks, Inc.	$100	$58	$41	$56	$105	$112
Nasdaq Stock Market (U.S.) Index	100	117	115	133	184	209
Nasdaq Bank Index	100	112	98	113	158	162

*
Assumes $100 invested on December 31, 2009 in United’s common stock and above noted indexes.  Total return includes reinvestment of dividends at the closing stock price of the common stock on the dividend payment date and the closing values of stock and indexes as of December 31 of each year.

24

ITEM 6. SELECTED FINANCIAL DATA.
For the Years Ended December 31
(in thousands, except per share data;
taxable equivalent)	2014	2013	2012	2011	2010
INCOME SUMMARY
Net interest revenue	$224,418	$219,641	$229,758	$238,670	$244,637
Operating provision for credit losses (1)	8,500	65,500	62,500	251,000	234,750
Operating fee revenue	55,554	56,598	56,112	44,907	46,963
Total operating revenue (1)	271,472	210,739	223,370	32,577	56,850
Operating expenses (2)	162,865	174,304	186,774	261,599	242,952
Loss on sale of nonperforming assets	—	—	—	—	45,349
Operating income (loss) from continuing operations before taxes	108,607	36,435	36,596	(229,022)	(231,451)
Operating income taxes	40,987	(236,705)	2,740	(2,276)	73,218
Net operating income (loss) from continuing operations	67,620	273,140	33,856	(226,746)	(304,669)
Noncash goodwill impairment charges	—	—	—	—	(210,590)
Fraud loss provision and subsequent recovery, net of tax benefit	—	—	—	—	11,750
Net income (loss) from discontinued operations	—	—	—	—	(101)
Gain from sale of subsidiary, net of income taxes and selling costs	—	—	—	—	1,266
Net income (loss)	67,620	273,140	33,856	(226,746)	(502,344)
Preferred dividends and discount accretion	439	12,078	12,148	11,838	10,316
Net income (loss) available to common shareholders	$67,181	$261,062	$21,708	$(238,584)	$(512,660)

PERFORMANCE MEASURES
Per common share:
Diluted operating earnings (loss) from continuing operations (1)(2)	$1.11	$4.44	$.38	$(5.97)	$(16.64)
Diluted earnings (loss) from continuing operations	1.11	4.44	.38	(5.97)	(27.15)
Diluted earnings (loss)	1.11	4.44	.38	(5.97)	(27.09)
Cash dividends declared	.11	—	—	—	—
Book value	12.20	11.30	6.67	6.62	15.40
Tangible book value (4)	12.15	11.26	6.57	6.47	14.80

Key performance ratios:
Return on common equity (3)	9.17%	46.72%	5.43%	(93.57)%	(85.08)%
Return on assets	.91	3.86	.49	(3.15)	(6.61)
Dividend payout ratio	9.91	—	—	—	—
Net interest margin	3.26	3.30	3.51	3.52	3.59
Operating efficiency ratio from continuing operations (2)	58.26	63.14	65.43	92.27	98.98
Average equity to average assets	9.69	10.35	8.47	7.75	10.77
Average tangible equity to average assets (4)	9.67	10.31	8.38	7.62	8.88
Average tangible common equity to average assets (4)	9.60	7.55	5.54	3.74	6.52
Tangible common equity to risk-weighted assets (4)	13.82	13.17	8.26	8.25	5.64

ASSET QUALITY *
Non-performing loans	$17,881	$26,819	$109,894	$127,479	$179,094
Foreclosed properties	1,726	4,221	18,264	32,859	142,208
Total non-performing assets (NPAs)	19,607	31,040	128,158	160,338	321,302
Allowance for loan losses	71,619	76,762	107,137	114,468	174,695
Operating net charge-offs (1)	13,879	93,710	69,831	311,227	215,657
Allowance for loan losses to loans	1.53%	1.77%	2.57%	2.79%	3.79%
Operating net charge-offs to average loans (1)	.31	2.22	1.69	7.33	4.42
NPAs to loans and foreclosed properties	.42	.72	3.06	3.87	6.77
NPAs to total assets	.26	.42	1.88	2.30	4.42

AVERAGE BALANCES ($ in millions)
Loans	$4,450	$4,254	$4,166	$4,307	$4,961
Investment securities	2,274	2,190	2,089	1,999	1,453
Earning assets	6,880	6,649	6,547	6,785	6,822
Total assets	7,436	7,074	6,865	7,189	7,605
Deposits	6,228	6,027	5,885	6,275	6,373
Shareholders’ equity	720	732	582	557	819
Common shares - Basic (thousands)	60,588	58,787	57,857	39,943	18,925
Common shares - Diluted (thousands)	60,590	58,845	57,857	39,943	18,925

AT YEAR END ($ in millions)
Loans *	$4,672	$4,329	$4,175	$4,110	$4,604
Investment securities	2,198	2,312	2,079	2,120	1,490
Total assets	7,567	7,425	6,802	6,983	7,276
Deposits	6,327	6,202	5,952	6,098	6,469
Shareholders’ equity	740	796	581	575	469
Common shares outstanding (thousands)	60,259	59,432	57,741	57,561	18,937

(1)  Excludes the subsequent recovery of $11.8 million in previously recognized fraud related loan losses in 2010.  (2)  Excludes goodwill impairment charge of $211 million in 2010.  (3)  Net income (loss) available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss).  (4)  Excludes effect of acquisition related intangibles and associated amortization.

* Excludes loans and foreclosed properties covered by loss sharing agreements with the FDIC.
25

SELECTED FINANCIAL DATA (Continued)

	2014				2013
(in thousands, except per share	Fourth	Third	Second	First	Fourth	Third	Second	First
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
INCOME SUMMARY
Interest revenue	$64,353	$63,338	$61,783	$60,495	$61,695	$61,426	$62,088	$62,114
Interest expense	6,021	6,371	6,833	6,326	5,816	7,169	7,157	7,540
Net interest revenue	58,332	56,967	54,950	54,169	55,879	54,257	54,931	54,574
Provision for credit losses	1,800	2,000	2,200	2,500	3,000	3,000	48,500	11,000
Fee revenue	14,823	14,412	14,143	12,176	13,519	14,225	15,943	12,911
Total revenue	71,355	69,379	66,893	63,845	66,398	65,482	22,374	56,485
Operating expenses	41,919	41,364	40,532	39,050	41,614	40,097	48,823	43,770
Income before income taxes	29,436	28,015	26,361	24,795	24,784	25,385	(26,449)	12,715
Income tax expense (benefit)	11,189	10,399	10,004	9,395	8,873	9,885	(256,413)	950
Net income	18,247	17,616	16,357	15,400	15,911	15,500	229,964	11,765
Preferred dividends and discount accretion	—	—	—	439	2,912	3,059	3,055	3,052
Net income available to common shareholders	$18,247	$17,616	$16,357	$14,961	$12,999	$12,441	$226,909	$8,713

PERFORMANCE MEASURES
Per common share:
Diluted income	$.30	$.29	$.27	$.25	$.22	$.21	$3.90	$.15
Cash dividends declared	.05	.03	.03	—	—	—	—	—
Book value	12.20	12.15	11.94	11.66	11.30	10.99	10.90	6.85
Tangible book value (2)	12.15	12.10	11.91	11.63	11.26	10.95	10.82	6.76

Key performance ratios:
Return on common equity (1)(3)	9.60%	9.41%	8.99%	8.64%	7.52%	7.38%	197.22%	8.51%
Return on assets (3)	.96	.95	.88	.85	.86	.86	13.34	.70
Dividend payout ratio	16.67	10.34	11.11	—	—	—	—	—
Net interest margin (3)	3.31	3.32	3.21	3.21	3.26	3.26	3.33	3.37
Efficiency ratio	57.47	57.96	58.65	59.05	60.02	58.55	68.89	64.97
Average equity to average assets	9.76	9.85	9.61	9.52	11.62	11.80	11.57	8.60
Average tangible equity to average assets (2)	9.72	9.83	9.58	9.50	11.59	11.76	11.53	8.53
Average tangible common equity to average assets (2)	9.72	9.83	9.58	9.22	8.99	9.02	8.79	5.66
Tangible common equity to risk-weighted assets (2)	13.82	14.10	13.92	13.63	13.18	13.34	13.16	8.45

ASSET QUALITY *
Non-performing loans	$17,881	$18,745	$20,724	$25,250	$26,819	$26,088	$27,864	$96,006
Foreclosed properties	1,726	3,146	2,969	5,594	4,221	4,467	3,936	16,734
Total non-performing assets (NPAs)	19,607	21,891	23,693	30,844	31,040	30,555	31,800	112,740
Allowance for loan losses	71,619	71,928	73,248	75,223	76,762	80,372	81,845	105,753
Net charge-offs	2,509	3,155	4,175	4,039	4,445	4,473	72,408	12,384
Allowance for loan losses to loans	1.53%	1.57%	1.66%	1.73%	1.77%	1.88%	1.95%	2.52%
Net charge-offs to average loans (3)	.22	.28	.38	.38	.41	.42	6.87	1.21
NPAs to loans and foreclosed properties	.42	.48	.54	.71	.72	.72	.76	2.68
NPAs to total assets	.26	.29	.32	.42	.42	.42	.44	1.65

AVERAGE BALANCES ($ in millions)
Loans	$4,621	$4,446	$4,376	$4,356	$4,315	$4,250	$4,253	$4,197
Investment securities	2,222	2,231	2,326	2,320	2,280	2,178	2,161	2,141
Earning assets	7,013	6,820	6,861	6,827	6,823	6,615	6,608	6,547
Total assets	7,565	7,374	7,418	7,384	7,370	7,170	6,915	6,834
Deposits	6,383	6,143	6,187	6,197	6,190	5,987	5,983	5,946
Shareholders’ equity	738	726	713	703	856	846	636	588
Common shares - basic (thousands)	60,830	60,776	60,712	60,059	59,923	59,100	58,141	58,081
Common shares - diluted (thousands)	60,833	60,779	60,714	60,061	59,925	59,202	58,141	58,081

AT PERIOD END ($ in millions)
Loans *	$4,672	$4,569	$4,410	$4,356	$4,329	$4,267	$4,189	$4,194
Investment securities	2,198	2,222	2,190	2,302	2,312	2,169	2,152	2,141
Total assets	7,567	7,526	7,352	7,398	7,425	7,243	7,163	6,849
Deposits	6,327	6,241	6,164	6,248	6,202	6,113	6,012	6,026
Shareholders’ equity	740	736	722	704	796	852	829	592
Common shares outstanding (thousands)	60,259	60,248	60,139	60,092	59,432	59,412	57,831	57,767

(1)  Net income available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss).  (2)  Excludes effect of acquisition related intangibles and associated amortization.
(3)  Annualized.
* Excludes loans and foreclosed properties covered by loss sharing agreements with the FDIC.
26

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following discussion is intended to provide insight into the financial condition and results of operations of United and its subsidiaries and should be read in conjunction with the consolidated financial statements and accompanying notes.

Operating earnings (loss) and operating earnings (loss) per diluted share are non-GAAP performance measures.  United’s management believes that operating performance measures are useful in analyzing the Company’s financial performance trends since they exclude items that are generally non-recurring in nature and therefore most of the discussion in this section will refer to operating performance measures.  A reconciliation of these operating performance measures to GAAP performance measures is included in the table on pages 31 through 32.

United reported net income of $67.6 million, or $1.11 per diluted share, in 2014, compared with $273 million, or $4.44 per share in 2013.  Earnings for 2013 were significantly impacted by the reversal of a $272 million valuation allowance on United’s net deferred tax asset and a large bulk sale of classified assets, both of which took place in the second quarter of 2013.  The effects of these two events on the income statement were significant increases in the provision for loan losses and foreclosed property expense from the classified asset sales and the recognition of a tax benefit in the income tax line from the valuation allowance reversal.

United’s financial condition improved considerably over the last two years, as several of our strategic goals were achieved.  We reduced nonperforming assets to pre-crisis levels, restored our deferred tax asset, and redeemed $75 million of our Series B Preferred Stock which was followed by the redemption of the remaining $105 million in early January 2014 and $16.6 million in Series D Preferred Stock in March 2014.  The improvement continued in 2014 with further investment in new businesses and markets.  In 2014, United made significant investments in its SBA business, including the acquisition of Business Carolina, Inc., a specialty lending corporation headquartered in Columbia, South Carolina that specializes in SBA and USDA lending, and added management, lenders, underwriters and operations to its specialized lending areas which drove much of the $343 million in loan growth in 2014.  Credit quality continued its improving trend leading to much lower levels of nonperforming assets and a lower credit loss provision.

Taxable equivalent net interest revenue was $224 million for 2014, compared to $220 million in 2013.  The $4.78 million increase in 2014 is in contrast to a declining trend in net interest revenue in the previous four years.  The increase is a result of strategic initiatives to develop new business lines and expand into new markets as well as balance sheet management and restructuring actions taken in the second quarter of 2014 that are mentioned below.

Net interest margin decreased 4 basis points from 3.30% in 2013 to 3.26% in 2014 due primarily to lower yields on loans.  The 30 basis point decrease in the average loan yield was partially offset by the 6 basis point reduction in the average rate paid on interest bearing deposits and a higher yield on the taxable investment securities.  United’s average yield on its taxable investment securities portfolio increased 26 basis points from 2013, mostly as a result of balance sheet management activities late in the second quarter of 2014.  The balance sheet management activities, which included restructuring interest rate swaps, selling investment securities and repaying high cost wholesale borrowings, had the effect of lowering United’s funding costs and increasing the yield on the investment securities portfolio.

As of December 31, 2014, United’s allowance for loan losses was $71.6 million, or 1.53% of loans, compared with $76.8 million, or 1.77% of loans, at the end of 2013.  Nonperforming assets of $19.6 million were .26% of total assets at December 31, 2014 compared to .42% as of December 31, 2013.  United’s allowance for loan losses has continued along a declining trend, both in terms of dollars and as a percentage of assets, as credit measures have improved.

Fee revenue of $55.6 million was down $1.04 million, or 2%, from 2013.  The decrease was primarily due to lower mortgage fees reflecting changes in the interest rate environment resulting in lower refinancing activity.  Mortgage loan and related fees decreased $2.41 million from 2013.  In 2014, United closed $276 million in mortgage loans compared with $297 million in 2013.  In 2014, 63%, or $174 million, of the closed loans were for home purchases versus 48%, or $144 million in 2013.  Other fee revenue is shown in more detail in Table 4 on page 36.  Other fee revenue for 2014 included $2.62 million in gains from sales of SBA loans and there were no gains in 2013.  The decrease in other fee revenue of $2.04 million results from an $870,000 decrease in customer derivatives revenue, a $1.45 million in gain on a bank owned life insurance policy in 2013 and $468,000 in gains from the sale of low income housing tax credits in 2013.  Deposit service charges and fees were up $1.08 million mostly due to higher interchange fee revenue and an increase in account service fees which were partially offset by lower overdraft fees.  Brokerage fees were up $342,000 from 2013.

For 2014, operating expenses of $163 million were down $11.4 million, or 7%, from 2013.  United’s focus on reducing costs and improving operating efficiency resulted in reductions of communications and equipment, occupancy, and advertising and public relations expenses in 2014.  United also had significant decreases in foreclosed property costs, down $7.24 million from 2013, and FDIC assessments and other regulatory charges, down $4.43 million from 2013, both reflecting improving credit measures.  Professional fees were down $2.91 million of which $1.20 million was due to the release of a previously disclosed litigation reserve.  Salaries and employee benefits expense was up $4.71 million reflecting United’s investment in key personnel in new lines of business and markets as well as an increase in production and performance incentives.
27

Loans at December 31, 2014 were $4.67 billion, up $343 million from the end of 2013.  A significant portion of the loan growth resulted from United’s new specialized lending businesses, including health care, corporate, SBA, asset-based and commercial real estate lending. These new businesses added $290 million in loan growth in 2014 including $24.8 million that resulted from the acquisition of Business Carolina, Inc.  In addition, United purchased $169 million of indirect auto loans during 2014, which drove the increase in the consumer category.  Deposits were up $125 million to $6.33 billion, as United focused on increasing low cost core transaction deposits which grew $252 million in 2014, excluding public funds deposits.  At the end of 2014, total equity capital was $740 million, down $56.1 million from December 31, 2013, reflecting net income of $67.6 million, offset by the redemption of $122 million in preferred stock and the payment of dividends on United’s common stock of $6.66 million.  At December 31, 2014, all of United’s regulatory capital ratios were above well capitalized levels.

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

The allowance for loan losses is an estimate of probable incurred losses in the loan portfolio and is based on analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category.  The specific credit allocations are based on impairment analyses of all nonaccrual loans over $500,000, accruing substandard loans in relationships over $2 million and troubled debt restructurings (“TDRs”), which are all considered impaired loans.  These analyses involve judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values.  The historical loss element is determined using the weighted average of actual losses incurred over the prior eight quarters for each type of loan, multiplied by an estimated loss emergence period.  The weighted average is weighted toward the most recent quarters’ loss experience.  The historical loss experience is adjusted for known changes in economic trends, events and conditions and credit quality trends such as changes in the amount of past due and nonperforming loans.  The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans and other specifically allocated loans from each category.  The loss allocation factors are updated quarterly.

Prior to 2014, United reported an unallocated portion of the allowance.  In 2014, United incorporated a loss emergence period into its allowance analysis which resulted in the full allocation of the previously unallocated allowance.  Management’s use of the loss emergence period is an estimate of the period of time from the first evidence of loss incurrence through the period of time until such losses are confirmed (or charged-off).

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

Fair Value Measurements

United’s impaired loans and foreclosed assets may be measured and carried at fair value, the determination of which requires management to make assumptions, estimates and judgments.  At December 31, 2014, the percentage of total assets measured at fair value was 23%.  See Note 23 “Fair Value” in the consolidated financial statements herein for additional disclosures regarding the fair value of our assets and liabilities.

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

The fair values for available-for-sale and held-to-maturity securities are generally based upon quoted market prices or observable market prices for similar instruments.  United utilizes a third-party pricing service to assist with determining the fair value of its securities portfolio.  The pricing service uses observable inputs when available including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers.  These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information.  When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment by management. As of December 31, 2014, United had $750,000 of available-for-sale securities valued using unobservable inputs.  This amount represents less than .01% of total assets.  United periodically reviews available-for-sale securities that are in an unrealized loss position to determine whether other-than-temporary impairment exists.  An unrealized loss exists when the current fair value of an individual security is less than its amortized cost-basis.  The primary factors United considers in determining whether impairment is other-than-temporary are long term expectations and recent experience regarding principal and interest payments, and United’s ability and intent to hold the security until the amortized cost basis is recovered.

United uses derivatives primarily to manage interest rate risk.  The fair values of derivative financial instruments are determined based on quoted market prices, dealer quotes and internal pricing models that are primarily sensitive to market observable data.  However, United does evaluate the level of these observable inputs and there are some instances, with highly structured transactions, where United has determined that the inputs not directly observable.  This is discussed covered in Note 23 to the Financial Statements.  United mitigates the credit risk by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit.  In addition, certain counterparties are required to provide collateral to United when their unsecured loss positions exceed certain negotiated limits.

As United expanded its SBA lending and subsequent loan sales activities, a servicing asset has been recognized (per ASC 860).  This asset is recorded at fair value on recognition, and United has elected to carry this asset at fair value for subsequent reporting.  Given the nature of the asset, the key valuation inputs are unobservable and United discloses this asset as level 3 item in Note 23.

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

At December 31, 2014, United reported a net deferred tax asset totaling $216 million, and a valuation allowance of $4.80 million.  Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.  United’s management considers both positive and negative evidence.  In making such judgments, significant weight is given to evidence that can be objectively verified.

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

On June 26, 2014, United completed the acquisition of substantially all of the assets of Business Carolina, Inc., a specialty SBA / United States Department of Agriculture (“USDA”) lender headquartered in Columbia, South Carolina.  On the closing date, United paid $31.3 million in cash for loans having a fair value on the purchase date of $24.8 million, accrued interest of $83,000, servicing rights with a fair value on the purchase date of $2.13 million, premises and equipment with a fair value on the purchase date of $2.60 million and goodwill in the amount of $1.51 million representing the premium paid over the fair value of the separately identifiable assets and liabilities acquired.

United will continue to evaluate potential transactions as they are presented.

GAAP Reconciliation and Explanation

This Form 10-K contains non-GAAP financial measures determined by methods other than in accordance with GAAP.  Such non-GAAP financial measures include, among others, the following:  taxable equivalent interest revenue, taxable equivalent net interest revenue, operating provision for loan losses, operating fee revenue, total operating revenue, operating expense, operating income (loss), operating earnings (loss) per share and operating earnings (loss) per diluted share.  Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance.  Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as comparison to financial results for prior periods.  These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies.  A reconciliation of these operating performance measures to GAAP performance measures is included on the tables on pages 31 through 32.

In 2010, United recorded a non-cash goodwill impairment charge of $211 million in the third quarter.  Also in 2010, United received a partial recovery of $11.8 million, net of recovery costs, in the fourth quarter resulting from fraud losses incurred in 2007 relating to two failed real estate developments near Spruce Pine, North Carolina.

Net operating income (loss) excludes the effect of the goodwill impairment charge of $211 million and the $11.8 million fraud loss partial recovery in 2010, because management believes that the circumstances leading to those items were isolated, non-recurring events and do not reflect overall trends in United’s earnings and financial performance.  Management believes this non-GAAP net operating loss provides users of United’s financial information with a meaningful measure for assessing United’s financial results and credit trends, as well as comparison to financial results for prior periods.

The following table contains a reconciliation of net operating income to GAAP net income.

Table 1 - Non-GAAP Performance Measures Reconciliation - Annual
Selected Financial Information

(in thousands, except per share	For the Twelve Months Ended December 31,
data; taxable equivalent)	2014	2013	2012	2011	2010

Interest revenue reconciliation
Interest revenue - taxable equivalent	$249,969	$247,323	$267,667	$304,308	$344,493
Taxable equivalent adjustment	(1,537)	(1,483)	(1,690)	(1,707)	(2,001)
Interest revenue (GAAP)	$248,432	$245,840	$265,977	$302,601	$342,492

Net interest revenue reconciliation
Net interest revenue - taxable equivalent	$224,418	$219,641	$229,758	$238,670	$244,637
Taxable equivalent adjustment	(1,537)	(1,483)	(1,690)	(1,707)	(2,001)
Net interest revenue (GAAP)	$222,881	$218,158	$228,068	$236,963	$242,636

Provision for credit losses reconciliation
Operating provision for credit losses	$8,500	$65,500	$62,500	$251,000	$234,750
Partial recovery of special fraud-related loan loss	—	—	—	—	(11,750)
Provision for credit losses (GAAP)	$8,500	$65,500	$62,500	$251,000	$223,000

Total revenue reconciliation
Total operating revenue	$271,472	$210,739	$223,370	$32,577	$56,850
Taxable equivalent adjustment	(1,537)	(1,483)	(1,690)	(1,707)	(2,001)
Partial recovery of special fraud-related loss	—	—	—	—	11,750
Total revenue (GAAP)	$269,935	$209,256	$221,680	$30,870	$66,599

Expense reconciliation
Operating expense	$162,865	$174,304	$186,774	$261,599	$288,301
Noncash goodwill impairment charge	—	—	—	—	210,590
Operating expense (GAAP)	$162,865	$174,304	$186,774	$261,599	$498,891

Income before taxes reconciliation
Income before taxes	$108,607	$36,435	$36,596	$(229,022)	$(231,451)
Taxable equivalent adjustment	(1,537)	(1,483)	(1,690)	(1,707)	(2,001)
Income before taxes (GAAP)	$107,070	$34,952	$34,906	$(230,729)	$(432,292)

Income tax expense (benefit) reconciliation
Income tax expense (benefit)	$40,987	$(236,705)	$2,740	$(2,276)	$73,218
Taxable equivalent adjustment	(1,537)	(1,483)	(1,690)	(1,707)	(2,001)
Income tax expense (benefit) (GAAP)	$39,450	$(238,188)	$1,050	$(3,983)	$71,217

Diluted earnings (loss) from continuing operations per common share reconciliation
Diluted operating earnings (loss) from continuing operations per common share	$1.11	$4.44	$.38	$(5.97)	$(16.64)
Noncash goodwill impairment charge	—	—	—	—	(11.13)
Partial recovery of special fraud-related loan loss	—	—	—	—	.62
Diluted earnings (loss) from continuing operations per common share (GAAP)	$1.11	$4.44	$.38	$(5.97)	$(27.15)

Book value per common share reconciliation
Tangible book value per common share	$12.15	$11.26	$6.57	$6.47	$14.80
Effect of goodwill and other intangibles	.05	.04	.10	.15	.60
Book value per common share (GAAP)	$12.20	$11.30	$6.67	$6.62	$15.40

Efficiency ratio from continuing operations reconciliation
Operating efficiency ratio from continuing operations	58.26%	63.14%	65.43%	92.27%	98.98%
Noncash goodwill impairment charge	—	—	—	—	72.29
Efficiency ratio from continuing operations (GAAP)	58.26%	63.14%	65.43%	92.27%	171.27%

Average equity to assets reconciliation
Tangible common equity to assets	9.60%	7.55%	5.54%	3.74%	6.52%
Effect of preferred equity	.07	2.76	2.84	3.88	2.36
Tangible equity to assets	9.67	10.31	8.38	7.62	8.88
Effect of goodwill and other intangibles	.02	.04	.09	.13	1.89
Equity to assets (GAAP)	9.69%	10.35%	8.47%	7.75%	10.77%

Tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	13.82%	13.18%	8.26%	8.25%	5.64%
Effect of other comprehensive income	.35	.39	.51	(.03)	(.42)
Effect of deferred tax limitation	(3.11)	(4.26)	—	—	—
Effect of trust preferred	1.00	1.04	1.15	1.18	1.06
Effect of preferred equity	—	2.39	4.24	4.29	3.53
Tier I capital ratio (Regulatory)	12.06%	12.74%	14.16%	13.69%	9.81%

Net charge-offs reconciliation
Operating net charge-offs	$13,878	$93,710	$69,831	$311,227	$215,657
Subsequent partial recovery of fraud-related charge-off	—	—	—	—	(11,750)
Net charge-offs (GAAP)	$13,878	$93,710	$69,831	$311,227	$203,907

Net charge-offs to average loans reconciliation
Operating net charge-offs to average loans	.31%	2.22%	1.69%	7.33%	4.42%
Subsequent partial recovery of fraud-related charge-off	—	—	—	—	(.25)
Net charge-offs to average loans (GAAP)	.31%	2.22%	1.69%	7.33%	4.17%

Table 1 (Continued) - Non-GAAP Performance Measures Reconciliation - Quarterly
Selected Financial Information

	2014				2013
(in thousands, except per share	Fourth	Third	Second	First	Fourth	Third	Second	First
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest revenue reconciliation
Interest revenue - taxable equivalent	$64,353	$63,338	$61,783	$60,495	$61,695	$61,426	$62,088	$62,114
Taxable equivalent adjustment	(398)	(405)	(377)	(357)	(380)	(370)	(368)	(365)
Interest revenue (GAAP)	$63,955	$62,933	$61,406	$60,138	$61,315	$61,056	$61,720	$61,749

Net interest revenue reconciliation
Net interest revenue - taxable equivalent	$58,332	$56,967	$54,950	$54,169	$55,879	$54,257	$54,931	$54,574
Taxable equivalent adjustment	(398)	(405)	(377)	(357)	(380)	(370)	(368)	(365)
Net interest revenue (GAAP)	$57,934	$56,562	$54,573	$53,812	$55,499	$53,887	$54,563	$54,209

Total revenue reconciliation
Total operating revenue	$71,355	$69,379	$66,893	$63,845	$66,398	$65,482	$22,374	$56,485
Taxable equivalent adjustment	(398)	(405)	(377)	(357)	(380)	(370)	(368)	(365)
Total revenue (GAAP)	$70,957	$68,974	$66,516	$63,488	$66,018	$65,112	$22,006	$56,120

Income before taxes reconciliation
Income before taxes	$29,436	$28,015	$26,361	$24,795	$24,784	$25,385	$(26,449)	$12,715
Taxable equivalent adjustment	(398)	(405)	(377)	(357)	(380)	(370)	(368)	(365)
Income before taxes (GAAP)	$29,038	$27,610	$25,984	$24,438	$24,404	$25,015	$(26,817)	$12,350

Income tax expense (benefit) reconciliation
Income tax expense (benefit)	$11,189	$10,399	$10,004	$9,395	$8,873	$9,885	$(256,413)	$950
Taxable equivalent adjustment	(398)	(405)	(377)	(357)	(380)	(370)	(368)	(365)
Income tax expense (benefit) (GAAP)	$10,791	$9,994	$9,627	$9,038	$8,493	$9,515	$(256,781)	$585

Book value per common share reconciliation
Tangible book value per common share	$12.15	$12.10	$11.91	$11.63	$11.26	$10.95	$10.82	$6.76
Effect of goodwill and other intangibles	.05	.05	.03	.03	.04	.04	.08	.09
Book value per common share (GAAP)	$12.20	$12.15	$11.94	$11.66	$11.30	$10.99	$10.90	$6.85

Average equity to assets reconciliation
Tangible common equity to assets	9.72%	9.83%	9.58%	9.22%	8.99%	9.02%	8.79%	5.66%
Effect of preferred equity	—	—	—	.28	2.60	2.74	2.74	2.87
Tangible equity to assets	9.72	9.83	9.58	9.50	11.59	11.76	11.53	8.53
Effect of goodwill and other intangibles	.04	.02	.03	.02	.03	.04	.04	.07
Equity to assets (GAAP)	9.76%	9.85%	9.61%	9.52%	11.62%	11.80%	11.57%	8.60%

Tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	13.82%	14.10%	13.92%	13.63%	13.18%	13.34%	13.16%	8.45%
Effect of other comprehensive income	.35	.34	.53	.36	.39	.49	.29	.49
Effect of deferred tax limitation	(3.11)	(3.39)	(3.74)	(3.92)	(4.26)	(4.72)	(4.99)	-
Effect of trust preferred	1.00	1.02	1.04	1.03	1.04	1.09	1.11	1.15
Effect of preferred equity	—	—	—	—	2.39	4.01	4.11	4.22
Tier I capital ratio (Regulatory)	12.06%	12.07%	11.75%	11.10%	12.74%	14.21%	13.68%	14.31%

Results of Operations

United reported net income of $67.6 million for the year ended December 31, 2014.  This compared to net income of $273 million in 2013.  Diluted earnings per common share for 2014 were $1.11.  This compared to diluted earnings per common share for 2013 of $4.44.

United’s results for 2013 included a few large items in operating earnings that are generally nonrecurring in nature that affect comparability between periods.  Earnings for 2013 were significantly impacted by a large bulk sale of classified assets in the second quarter that resulted in a pre-tax loss of $26.8 million, which was more than offset by a $257 million credit to income tax expense resulting from the reversal of most of the valuation allowance on United’s deferred tax assets.
32

Net Interest Revenue (Taxable Equivalent)
Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and other liabilities) is the single largest component of United’s revenue.  United actively manages this revenue source to provide optimal levels of revenue while balancing interest rate, credit, and liquidity risks.  Taxable equivalent net interest revenue totaled $224 million in 2014, an increase of $4.78 million, or 2%, from 2013.  Taxable equivalent net interest revenue for 2013 decreased $10.1 million, or 4%, from 2012.

Net interest revenue had been on a declining trend from 2009 through 2013 due to attrition in the loan portfolio and intense loan pricing competition.  United’s securities portfolio yield had also declined during that period as United was unable to reinvest proceeds of maturing securities at comparable interest rates.  United had been unable to lower its funding costs to fully offset the decline in earning asset yields leading to lower net interest revenue.  In the second quarter of 2014, United restructured its balance sheet to improve its net interest margin and increase net interest revenue.  The second quarter 2014 balance sheet restructure included the sale of approximately $237 million in securities which were mostly low-yielding, variable-rate collateralized mortgage obligations (“CMOs”) and fixed rate corporate bonds that had been swapped to a floating rate.  Improvement in the credit spreads on corporate bonds allowed United to sell the securities at an attractive gain that was used to repay $44 million in structured repurchase agreements that were paying a 4% interest rate.  About $120 million of the proceeds from the sales of securities was reinvested in fixed-rate mortgage-backed securities (“MBS”) and higher yielding floating rate collateralized loan obligations to offset the impact of the decrease in interest revenue on the sold securities.  These actions in the second quarter of 2014, along with strong loan growth in the latter half of the year, were primarily responsible for the increase in net interest revenue and stabilizing the net interest margin.

Also in the second quarter of 2014, as a result of improvement in the interest sensitivity position, United effectively terminated $300 million notional in pay fixed forward starting swaps that were serving as cash flow hedges of LIBOR based wholesale borrowings and indexed money market deposits.  The swaps were entered into in 2012 in anticipation of rising interest rates and had forward start dates that took effect in the first and second quarters of 2014.  Changes in United’s balance sheet since that time made the hedges no longer necessary to achieve a neutral interest sensitivity position. The termination of the cash flow hedges in the second quarter of 2014 lowered United’s deposit and wholesale borrowings costs and also contributed to the increase in net interest revenue and improvement in the net interest margin.  United effectively terminated another $100 million notional in pay fixed swaps that were serving as cash flow hedges of LIBOR based money market deposits late in the fourth quarter of 2014.

The above noted securities transactions, along with slowing prepayment activity in United’s mortgage backed securities, which were mostly purchased at a premium, increased the overall yield in the investment portfolio.  The higher investment securities yields offset much of the effect on interest revenue of the decline in loan yields.  The yield on other interest-earning assets increased 42 basis points although the average balance declined $48.5 million from 2013. Included in other interest-earning assets are reverse repurchase agreements, including collateral swap transactions, where United enters into a repurchase agreement and reverse repurchase agreement simultaneously with the same counterparty subject to a master netting agreement. In these transactions, the offsetting balances are netted on the balance sheet.

Average interest bearing liabilities in 2014 increased $176 million, or 4%, from the prior year as United’s funding needs increased with the increase in lending activity and a larger securities portfolio.  Average noninterest bearing deposits increased $175 million from 2013 to 2014 providing much of United’s 2014 funding needs.  The average cost of interest bearing liabilities for 2014 was .50% compared to .56% for 2013, reflecting United’s concerted efforts to reduce deposit pricing.  Also contributing to the overall lower rate on interest bearing liabilities was a shift in the mix of deposits away from more expensive time deposits toward lower-rate transaction deposits.  United was able to reduce the effective rate on brokered deposits by swapping the fixed rate on longer-term brokered time deposits to LIBOR minus a spread.  In 2013, this hedging program resulted in a negative rate on brokered certificates of deposit.

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

For 2014, 2013 and 2012, United’s net interest spread was 3.13%, 3.16%, and 3.34%, respectively, while the net interest margin was 3.26%, 3.30%, and 3.51%, respectively.  The decline in both ratios from 2013 to 2014 was due to lower yields on loans, which were not completely offset by the increase in the taxable investment securities yield and the decrease in rates paid for deposits and other interest bearing liabilities.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-bearing liabilities.

Table 2 - Average Consolidated Balance Sheet and Net Interest Margin Analysis
For the Years Ended December 31,
(In thousands, taxable equivalent)

	2014			2013			2012
	Average		Avg.	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans (1)(2)	$4,450,268	$197,039	4.43%	$4,254,159	$201,278	4.73%	$4,165,520	$217,705	5.23%
Taxable securities(3)	2,255,084	47,755	2.12	2,169,024	40,331	1.86	2,065,162	43,657	2.11
Tax-exempt securities (1)(3)	19,279	1,209	6.27	21,228	1,354	6.38	23,759	1,565	6.59
Federal funds sold and other interest-earning assets	155,803	3,966	2.55	204,303	4,360	2.13	292,857	4,740	1.62
Total interest-earning assets	6,880,434	249,969	3.63	6,648,714	247,323	3.72	6,547,298	267,667	4.09
Non-interest-earning assets:
Allowance for loan losses	(75,237)			(95,411)			(114,647)
Cash and due from banks	67,818			63,174			53,247
Premises and equipment	161,391			167,424			172,544
Other assets(3)	401,240			290,098			206,609
Total assets	$7,435,646			$7,073,999			$6,865,051
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,396,373	$1,651	.12	$1,285,842	$1,759	.14	$1,293,510	$2,049	.16
Money market	1,389,837	3,060	.22	1,315,385	2,210	.17	1,140,354	2,518	.22
Savings deposits	277,351	81	.03	244,725	133	.05	216,880	150	.07
Time deposits less than $100,000	811,846	3,636	.45	974,470	5,850	.60	1,170,202	9,788	.84
Time deposits greater than $100,000	551,027	3,373	.61	654,102	5,115	.78	766,411	8,027	1.05
Brokered deposits	293,657	124	.04	219,215	(501)	(.23)	155,902	1,282	.82
Total interest-bearing deposits	4,720,091	11,925	.25	4,693,739	14,566	.31	4,743,259	23,814	.50

Federal funds purchased, repurchase agreeements, & other short-term borrowings	74,541	2,160	2.90	66,561	2,071	3.11	80,593	2,987	3.71
Federal Home Loan Bank advances	175,481	912	.52	32,604	68	.21	124,771	907	.73
Long-term debt	129,865	10,554	8.13	131,081	10,977	8.37	127,623	10,201	7.99
Total borrowed funds	379,887	13,626	3.59	230,246	13,116	5.70	332,987	14,095	4.23
Total interest-bearing liabilities	5,099,978	25,551	.50	4,923,985	27,682	.56	5,076,246	37,909	.75
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,507,944			1,333,199			1,142,236
Other liabilities	107,523			84,506			64,986
Total liabilities	6,715,445			6,341,690			6,283,468
Shareholders’ equity	720,201			732,309			581,583
Total liabilities and shareholders’ equity	$7,435,646			$7,073,999			$6,865,051
Net interest revenue		$224,418			$219,641			$229,758
Net interest-rate spread			3.13%			3.16%			3.34%
Net interest margin (4)			3.26%			3.30%			3.51%

(1)  Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal rate and the federal tax adjusted state tax rate.
(2)  Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(3)
Securities available for sale are shown at amortized cost.  Pretax unrealized gains of $3.36 million, $4.36 million and $23.6 million in 2014, 2013 and 2012, respectively, are included in other assets for purposes of this presentation.

(4)  Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

The following table shows the relative effect on net interest revenue of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by United on such assets and liabilities.

Table 3 - Change in Interest Revenue and Interest Expense
(in thousands, taxable equivalent)

	2014 Compared to 2013			2013 Compared to 2012
	Increase (decrease)			Increase (decrease)
	due to changes in			due to changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$9,030	$(13,269)	$(4,239)	$4,552	$(20,979)	$(16,427)
Taxable securities	1,650	5,774	7,424	2,118	(5,444)	(3,326)
Tax-exempt securities	(123)	(22)	(145)	(163)	(48)	(211)
Federal funds sold and other interest-earning assets	(1,145)	751	(394)	(1,656)	1,276	(380)
Total interest-earning assets	9,412	(6,766)	2,646	4,851	(25,195)	(20,344)

Interest-bearing liabilities:
Interest-bearing deposits:
NOW	143	(251)	(108)	(12)	(278)	(290)
Money Market	131	719	850	350	(658)	(308)
Savings deposits	16	(68)	(52)	18	(35)	(17)
Time deposits less than $100,000	(878)	(1,336)	(2,214)	(1,465)	(2,473)	(3,938)
Time deposits greater than $100,000	(732)	(1,010)	(1,742)	(1,067)	(1,845)	(2,912)
Brokered deposits	(125)	750	625	360	(2,143)	(1,783)
Total interest-bearing deposits	(1,445)	(1,196)	(2,641)	(1,816)	(7,432)	(9,248)
Federal funds purchased, repurchase agreements & other short-term borrowings	237	(148)	89	(477)	(439)	(916)
Federal Home Loan Bank advances	630	214	844	(427)	(412)	(839)
Long-term debt	(101)	(322)	(423)	281	495	776
Total borrowed funds	766	(256)	510	(623)	(356)	(979)
Total interest-bearing liabilities	(679)	(1,452)	(2,131)	(2,439)	(7,788)	(10,227)

Increase (decrease) in net interest revenue	$10,091	$(5,314)	$4,777	$7,290	$(17,407)	$(10,117)

Any variance attributable jointly to volume and rate changes is allocated to the volume and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Credit Losses

The provision for credit losses is based on management’s evaluation of probable incurred losses in the loan portfolio and unfunded loan commitments as measured by analysis of the allowance for credit losses at the end of each reporting period.  The provision for credit losses was $8.50 million in 2014, compared with $65.5 million in 2013, and $62.5 million in 2012.  As a percentage of average outstanding loans (excluding loans covered by loss sharing agreements with the FDIC), the provision for credit losses was .19%, 1.55% and 1.52%, respectively, in 2014, 2013 and 2012.  The amount of provision recorded in each year was the amount required such that the total allowance for credit losses reflected the appropriate balance, in the estimation of management, and was sufficient to cover incurred losses in the loan portfolio.  In 2014, the provision for loan losses was down substantially reflecting the significant improvement in credit measures following the second quarter 2013 sale of classified assets.  The 2013 provision was higher than the 2012 provision due to the increase level of charge-offs associated with the second quarter 2013 classified asset disposition.  The ratio of net loan charge-offs to average outstanding loans for 2013 was .31% compared with 2.22% for 2013 and 1.69% for 2012.

In the fourth quarter of 2013, United established an allowance for unfunded loan commitments which is included in other liabilities in the consolidated balance sheet.  The allowance for unfunded loan commitments represents probable incurred losses on unfunded loan commitments that are expected to result in outstanding loan balances.  The allowance for unfunded loan commitments was established through the provision for credit losses.  At December 31, 2014, the allowance for unfunded commitments was $1.93 million compared with $2.17 million at December 31, 2013.

Over the past two years, United has experienced a significant improvement in credit quality and corresponding credit measures.  During the second quarter of 2013, United sold classified assets totaling approximately $172 million, including a bulk sale of $131 million.  The classified asset sales and a general improving trend reduced United’s nonperforming assets to $31.0 million as of December 31, 2013.  Credit quality continued to improve through 2014 with nonperforming assets decreasing further to $19.6 million at December 31, 2014.  Additional discussion on credit quality and the allowance for loan losses is included in the “Asset Quality and Risk Elements” and “Critical Accounting Polices” sections of this report, as well as Note 1 to the consolidated financial statements.

Fee Revenue

Fee revenue was $55.6 million in 2014, compared with $56.6 million in 2013 and $56.1 million in 2012.  The following table presents the components of fee revenue.

Table 4 - Fee Revenue
For the Years Ended December 31,
(in thousands)

				Change
	2014	2013	2012	2014-2013
Overdraft fees	$11,871	$12,425	$13,302	(4)%
ATM and debit card fees	15,295	14,509	13,108	5
Other service charges and fees	5,907	5,063	5,260	17
Service charges and fees	33,073	31,997	31,670	3
Mortgage loan and related fees	7,520	9,925	10,483	(24)
Brokerage fees	4,807	4,465	3,082	8
Gains from sales of SBA loans	2,615	—	—
Customer derivatives	729	1,599	524	(54)
Securities gains, net	4,871	186	7,078
Losses on prepayment of borrowings	(4,446)	—	(6,681)
Other	6,385	8,426	9,956	(24)
Total fee revenue	$55,554	$56,598	$56,112	(2)

Service charges and fees of $33.1 million were up $1.08 million, or 3%, from 2013.  The increase was primarily due to higher debit card interchange fees which have grown due to higher transaction volume.  Overdraft fees continue to decline as customer utilization of our courtesy overdraft services decreases.  The increase in other service charges from 2013 to 2014 was due to new service fees introduced on January 1, 2014.  United also introduced new service fees on low balance demand deposit accounts in January 2012.  The decrease in other service charges and fees from 2012 to 2013 reflects changes in customer behavior to avoid the new fees which included maintaining higher account balances.

Mortgage loan and related fees of $7.52 million were down $2.41 million, or 24%, from 2013.  In 2014, United closed 1,639 mortgage loans totaling $276 million compared with 1,918 loans totaling $297 million in 2013.  Over the past two years, mortgage refinancing activity has reacted to changes in long-term interest rates.  United has continued to invest in its mortgage business by hiring new lenders in select markets.  This has allowed United to increase the volume of new purchase mortgages to offset the decline in refinancing activity.  In 2014, new home purchase mortgages of $174 million accounted for 63% of production volume compared with $144 million, or 48%, of production volume in 2013 and $118 million, or 33%, of production volume in 2012.

Brokerage fees of $4.81 million increased $342,000, or 8%, from 2013.  In late 2012, United added new leadership to its brokerage business and added new brokers in select markets.  Brokerage fees have increased over the last two years as a result of United’s focus in growing its advisory services business.

In the second quarter of 2014, United completed its acquisition of Business Carolina, Inc., a specialty lending business headquartered in Columbia, South Carolina that specializes in SBA and USDA lending.  At the same time, United brought in new leadership, including lenders and support staff, in its specialized lending area to increase its share of government guaranteed lending programs.  United’s SBA and USDA lending strategy includes the selective sale of the guaranteed portion of certain loans at attractive premiums.  In 2014, United recognized gains of $2.62 million from the sale of the guaranteed portion of SBA and USDA loans.

Fees from customer swap transactions earned under United’s back-to-back customer swap program of $729,000 were down $870,000 in 2014 from 2013 due to weakening demand for this product following strong growth in 2013 compared to 2012.  United provides interest rate swaps to commercial customers who desire fixed rate loans.  United makes a floating rate loan to those customers and enters into an interest rate swap contract with the customer to swap the floating rate to a fixed rate.  United then enters into an offsetting swap with a swap dealer with terms that mirror the customer swap.  The fixed and variable legs of the customer and dealer swaps offset leaving United with a variable rate loan.

United recognized net securities gains of $4.87 million, $186,000 and $7.08 million during 2014, 2013 and 2012, respectively.  United also recognized losses from the prepayment of structured repurchase agreements totaling $4.45 million in 2014 and losses from the prepayment of FHLB advances and structured repurchase agreements of $6.68 million in 2012.  The losses were part of the same balance sheet management activities and had the effect of offsetting the securities gains in each respective period.

Other fee revenue of $6.39 million for 2014 was down $2.04 million from 2013, mostly due to non-core items that were comprised of $1.45 million in gains from bank owned life insurance and $468,000 in gains from the sale of low income housing tax credits that were included in other fee revenue in 2013.  Other fee revenue for 2012 also reflected non-core items that included $1.10 million in interest on a prior year tax refund that resulted from a net operating loss carry back claim and $728,000 in gains from the sale of low income housing tax credits.

Operating Expense

The following table presents the components of operating expenses.

Table 5 - Operating Expenses
For the Years Ended December 31,
(in thousands)
				Change
	2014	2013	2012	2014-2013
Salaries and employee benefits	$100,941	$96,233	$96,026	5%
Communications and equipment	12,523	13,233	12,940	(5)
Occupancy	13,513	13,930	14,304	(3)
Advertising and public relations	3,461	3,718	3,855	(7)
Postage, printing and supplies	3,542	3,283	3,899	8
Professional fees	7,907	9,617	8,792	(18)
Foreclosed property - foreclosure and carrying costs	1,338	3,163	5,118	(58)
Foreclosed property - writedowns and losses from sales	(704)	4,706	8,875	(115)
FDIC assessments and other regulatory charges	4,792	9,219	10,097	(48)
Amortization of intangibles	1,348	2,031	2,917	(34)
Other	14,204	15,171	19,951	(6)
Total operating expenses	$162,865	$174,304	$186,774	(7)

Operating expenses were $163 million in 2014 as compared to $174 million in 2013 and $187 million in 2012.  The decrease mostly reflects lower foreclosed property losses and write downs associated with the declining volume of foreclosed properties following the classified asset sales in the second quarter of 2013 as well as lower FDIC insurance assessments resulting from improvement in United’s credit measures.

Salaries and employee benefits expense for 2014 was $101 million, an increase of $4.71 million, or 5%, from 2013.  The increase reflects United’s strategic investment in new businesses, particularly its specialized lending area, and expansion into new markets as well as higher production and performance incentives.  Headcount totaled 1,532 at December 31, 2014 compared to 1,506 at December 31, 2013, an increase of 26 positions.

Communications and equipment expense of $12.5 million for 2014 was down $710,000, or 5%, from 2013.  The decrease reflects lower software maintenance costs and lower equipment rental charges.  The decrease in equipment rental charges reflects United’s shift from leasing copier and printing equipment to purchasing those items.

Occupancy expense of $13.5 million for 2014 was down $417,000, or 3%, compared to 2013.  The decrease was primarily related to a $400,000 charge in 2013 to write off leasehold improvements on a branch lease that was consolidated into another branch.

Advertising and public relations expense for 2014 was $3.46 million, a decrease of $257,000, or 7%, from 2013.  The decrease was due to continued efforts to reduce discretionary spending.

Postage, printing and supplies expense for 2014 was $3.54 million, an increase of $259,000, or 8%, from 2013.  The increase was primarily due to higher printing and forms charges related to increased business activity.

Professional fees were $7.91 million for 2014, down $1.71 million, or 18%, from 2013.  The decrease is mostly due to lower legal fees as legal costs associated with the classified asset sales in the second quarter of 2013 caused professional fees to be higher in 2013.

Foreclosed property expenses include foreclosure and carrying costs and realized losses and write-downs of foreclosed properties.  Foreclosure and carrying costs for 2014 were $1.34 million, a decrease of $1.83 million from 2013, primarily due to a lower number of foreclosed properties.  The foreclosure and carrying costs category includes legal fees, property taxes, marketing costs, utility services, and maintenance and repair charges.  Realized losses and write-downs on foreclosed property totaled a net gain of $704,000 for the year ended December 31, 2014, compared to a net loss of $4.71 million for 2013.  Foreclosed property costs declined in 2014 as the balance of foreclosed properties has stabilized following the accelerated sales of classified assets in the second quarter of 2013.  Foreclosed property costs in 2013 were down from 2012 due to the declining volume of foreclosed properties and improving credit conditions.

FDIC assessments and other regulatory charges expense for 2014 was $4.79 million, a decrease of $4.43 million, or 48%, from 2013 due to improving credit measures.  Amortization of intangibles continues to decrease as core deposit intangibles related to past acquisitions become fully amortized.

Other expenses totaled $14.2 million for 2014, a decrease of $967,000, or 6%, from 2013, reflecting the release of $1.20 million of the litigation reserve established in 2012.  The decrease from 2012 to 2013 is primarily due to a $4.00 million charge in 2012 to establish the litigation reserve for potential losses related to threatened litigation.

Income Taxes

Income tax expense was $39.5 million in 2014, compared to income tax benefit of $238 million in 2013 and income tax expense of $1.05 million in 2012, respectively.  Income tax expense for 2014 represents an effective tax rate of 36.8%.  The 2013 tax benefit was primarily due to the second quarter reversal of $272 million of the deferred tax valuation allowance.  The 2012 income tax provision mostly reflects alternative minimum taxes payable by United as United had a full valuation allowance on its deferred tax asset at the time and therefore did not report a full tax provision.  The effective tax rates (as a percentage of pre-tax earnings) were not meaningful for 2013 and 2012 due to the valuation allowance on United’s deferred tax asset and the subsequent reversal of the valuation allowance in the second quarter of 2013.  The tax rate for 2015 is expected to be approximately 37.8% reflecting the mix of taxable and tax-exempt income.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards.  Net deferred tax assets (deferred tax assets net of deferred tax liabilities and valuation allowance) are reported in the consolidated balance sheet as a component of total assets.

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

Based on all evidence considered, as of December 31, 2014 and 2013, management concluded that it was more likely than not that the net deferred tax asset would be realized.  With continuous improvements in credit quality, quarterly earnings for the past thirteen quarters have closely followed management’s forecast for these periods, excluding the impact of the discretionary sales of classified assets in the second quarter of 2013.  The improvement in management’s ability to produce reliable forecasts, continuous and significant improvements in credit quality, and a sustained period of profitability were given appropriate weighting in our analysis, and such evidence was considered sufficient to overcome the weight of the negative evidence related to the significant operating losses in prior years.

In addition to such positive evidence at December 31, 2014, United has also reduced the amount of credit risk inherent in its loan portfolio by reducing its concentration of construction loans and improving its overall loan portfolio diversification.  These changes place United in a strong position to manage through the ongoing weakness in the economy.  United also has a long record of positive earnings and accurate earnings forecasts prior to the economic downturn and is currently in a strong capital position.

Management expects to generate higher levels of future taxable income and believes this will allow for full utilization of United’s net operating loss carryforwards within four to six years, which is well within the statutory carryforward periods.  In determining whether management’s projections of future taxable income are reliable, management considered objective evidence supporting the forecast assumptions as well as recent experience demonstrating management’s ability to reasonably project future results of operations.  Further, while the banking environment is expected to remain challenging due to economic and other uncertainties, management believes that it can confidently forecast future taxable income at sufficient levels over the future period of time that United has available to realize its December 31, 2014 deferred tax asset.

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of income tax computed by applying the statutory federal income tax rate to income before income taxes, can be found in Note 16 to the consolidated financial statements.

Fourth Quarter 2014 Discussion

Taxable equivalent net interest revenue for the fourth quarter of 2014 increased $2.45 million, or 4%, to $58.3 million from the same period a year ago, primarily due to growth in the loan portfolio and a higher average yield in the investment securities portfolio, partially offset by a one basis point increase in the rate on interest-bearing liabilities.  The net interest margin increased 5 basis points from the fourth quarter of 2013 to 3.31% for the fourth quarter of 2014.  The increase in the net interest margin reflects the positive impact of balance sheet restructuring activities in the second quarter of 2014.

The fourth quarter of 2014 provision for credit losses was $1.80 million, compared to $3.00 million for the fourth quarter of 2013. Nonperforming assets totaled $19.6 million, down $11.4 million from a year ago.  Nonperforming assets as a percentage of total assets were .26% at December 31, 2014, compared with .42% at December 31, 2013.  Changes from a year ago reflect ongoing improvement in credit measures.

The following table presents the components of fee revenue for the fourth quarters of 2014 and 2013.

Table 6 - Quarterly Fee Revenue
(in thousands)

	Three Months Ended
	December 31,
	2014	2013	Change
Overdraft fees	$2,936	$3,199	(8	) %
ATM and debit card fees	3,977	3,691	8
Other service charges and fees	1,533	1,276	20
Service charges and fees	8,446	8,166	3
Mortgage loan and related fees	2,111	1,713	23
Brokerage fees	1,176	1,361	(14)
Gains on sales of SBA loans	926	—	—
Customer derivatives	78	417	(81)
Securities gains, net	208	70	197
Other	1,878	1,792	5
Total fee revenue	$14,823	$13,519	10

Fee revenue for the fourth quarter of 2014 of $14.8 million increased $1.30 million, or 10%, from $13.5 million for the fourth quarter of 2013.  Service charges and fees on deposit accounts of $8.45 million increased $280,000, or 3%, from $8.17 million for the fourth quarter of 2013.  The increase was due to higher debit card interchange fees resulting from higher transaction volume and higher other service charges and fees resulting from new service fees initiated in January of 2014, partially offset by continued lower utilization of our courtesy overdraft services.  Mortgage fees of $2.11 million increased $398,000, or 23%, from $1.71 million in the fourth quarter of 2013 due to an increase in new home purchase mortgages.  United closed $77.4 million in mortgage loans in the fourth quarter of 2014, of which 63% were for new home purchases, compared to $55.5 million in the fourth quarter of 2013, of which 48% were for new home purchases.  Brokerage fees of $1.18 million decreased $185,000, or 14%, from the fourth quarter of 2013.  United began selling some of its SBA loan production for attractive premiums beginning in the second quarter of 2014.  Gains recognized on those sales in the fourth quarter of 2014 totaled $926,000.  United did not have any gains from sales of SBA loans in the fourth quarter of 2013.  Customer derivative fees were down in the fourth quarter of 2014, compared with a year ago due to a decrease in customer demand for the product.  Other fee revenue of $1.88 million increased $86,000, or 5%, from the fourth quarter of 2013.

The following table presents operating expenses for the fourth quarters of 2014 and 2013.

Table 7 - Quarterly Operating Expenses
(in thousands)

	Three Months Ended
	December 31,
	2014	2013	Change
Salaries and employee benefits	$26,592	$24,817	7%
Communications and equipment	3,153	3,414	(8)
Occupancy	3,448	3,735	(8)
Advertising and public relations	802	781	3
Postage, printing and supplies	1,086	882	23
Professional fees	2,034	2,102	(3)
Foreclosed property - foreclosure and carrying costs	317	626	(49)
Foreclosed property - writedowns, (gains) losses from sales, net	(186)	(435)	(57)
FDIC assessments and other regulatory charges	883	1,804	(51)
Amortization of intangibles	287	408	(30)
Other	3,503	3,480	1
Total operating expenses	$41,919	$41,614	1

Operating expenses of $41.9 million increased $305,000 from $41.6 million for the fourth quarter of 2013, a 1% increase.  Salaries and employee benefit costs of $26.6 million were up $1.78 million from the fourth quarter of 2013, due primarily to investment in revenue producers to support new businesses and expansion into new markets as well as incentives paid for achieving strategic goals and financial targets.  Salaries and employee benefits in the fourth quarter of 2014 also included $350,000 in severance charges.  Communications and equipment expenses of $3.15 million were down $261,000, or 8%, from $3.41 million for the fourth quarter of 2013 due to lower equipment rental expense.  Occupancy expense of $3.45 million was down $287,000 for the fourth quarter of 2014 compared to 2013, primarily due to a $400,000 write-off in 2013 of leasehold improvements on a branch lease for a branch that was consolidated into another branch.  Foreclosed property - foreclosure and carrying costs of $317,000 decreased $309,000 from $626,000 for the fourth quarter of 2013, due to a lower number of foreclosed properties held.  Write-downs and net gains from sales of foreclosed property totaled a net gain of $186,000 for the fourth quarter of 2014 compared with a net gain of $435,000 for the fourth quarter of 2013.  FDIC assessments and other regulatory charges decreased from $1.80 million during the fourth quarter of 2013 to $883,000 for the same period in 2014 due to improvement in credit measures.  Other expenses of $3.50 million were up less than 1% from the fourth quarter of 2013.  In the fourth quarter of 2014, United reversed $1.20 million of a previously established litigation reserve.  The reversal of the litigation reserve was partially offset by a $492,000 charge to reimburse the FDIC for interest incorrectly claimed on an earlier loss sharing certificate, $127,000 in make whole claims on mortgage loans, and higher lending support costs.

Balance Sheet Review

Total assets at December 31, 2014 were $7.57 billion, an increase of $142 million, or 2%, from December 31, 2013.  On a daily average basis, total assets increased $362 million, or 5%, from 2013 to 2014.  Average interest earning assets for 2014 and 2013 were $6.88 billion and $6.65 billion, respectively.

Loans

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, South Carolina and Tennessee, including customers who have a seasonal residence in United’s market areas.  More than 75% of the loans are secured by real estate.  Despite the weak economy and lagging loan demand, United has continued to pursue lending opportunities.  The rate of decrease in the loan portfolio dropped significantly following the disposition of problem loans in the first quarter of 2011 and has continued to stabilize, resulting in modest growth in 2012 and 2013.  In 2014, loan growth began to return to pre-crisis levels reflecting United’s specialized lending initiatives which resulted in increases in commercial lending.  Consumer installment loans also increased due to purchases of indirect auto loans.  Total loans averaged $4.45 billion in 2014, compared with $4.25 billion in 2013, an increase of 5%.  At December 31, 2014, total loans were $4.67 billion, excluding loans acquired from SCB that are covered by loss sharing agreements with the FDIC, an increase of $343 million, or 8%, from December 31, 2013.
40

The following table presents the composition of United’s loan portfolio for the last five years.

Table 8 - Loans Outstanding
As of December 31,
(in thousands)

Loans by Category	2014	2013	2012	2011	2010
Owner occupied commercial real estate	$1,163,480	$1,133,543	$1,131,544	$1,111,502	$980,673
Income producing commercial real estate	598,537	623,167	681,821	709,912	780,751
Commercial & industrial	710,256	471,961	458,246	428,249	441,518
Commercial construction	196,030	148,903	154,769	164,155	296,582
Total commercial	2,668,303	2,377,574	2,426,380	2,413,818	2,499,524
Residential mortgage	865,789	875,077	829,566	834,759	943,404
Home equity lines of credit	465,872	440,887	384,637	300,143	335,376
Residential construction	298,627	328,579	381,677	448,391	695,166
Consumer installment	104,899	111,045	114,309	112,503	130,656
Indirect auto	268,629	196,104	38,439	—	—
Total loans	$4,672,119	$4,329,266	$4,175,008	$4,109,614	$4,604,126

Loans by Market	2014	2013	2012	2011	2010
North Georgia	$1,163,479	$1,240,234	$1,363,723	$1,425,811	$1,688,586
Atlanta MSA	1,281,753	1,275,139	1,249,470	1,219,652	1,310,222
North Carolina	552,766	571,971	579,085	597,446	701,798
Coastal Georgia	455,709	423,045	400,022	346,189	335,020
Gainesville MSA	257,449	254,655	261,406	264,567	312,049
East Tennessee	280,312	279,587	282,863	255,949	256,451
South Carolina / Specialized Lending	412,022	88,531	—	—	—
Indirect auto	268,629	196,104	38,439	—	—
Total loans	$4,672,119	$4,329,266	$4,175,008	$4,109,614	$4,604,126

As of December 31, 2014, United’s 25 largest credit relationships consisted of loans and loan commitments ranging from $11 million to $50 million, with an aggregate total credit exposure of $447 million.  Total credit exposure includes $64.2 million in unfunded commitments and $383 million in balances outstanding, excluding participations sold.  United had only eight lending relationships whose total credit exposure exceeded $20 million of which only three relationships were in excess of $25 million.

The following table sets forth the maturity distribution of commercial and construction loans, including the interest rate sensitivity for loans maturing after one year.

Table 9 - Loan Portfolio Maturity
As of December 31, 2014
(in thousands)

					Rate Structure for Loans
	Maturity				Maturing Over One Year
	One Year	One through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate
Commercial (commercial and industrial)	$162,708	$412,795	$134,753	$710,256	$243,282	$304,266
Construction (commercial and residential)	165,002	247,986	81,669	494,657	168,778	160,877
Total	$327,710	$660,781	$216,422	$1,204,913	$412,060	$465,143

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

United’s home equity lines generally require the payment of interest only for a set period after origination.  After this initial period, the outstanding balance begins amortizing and requires the payment of both principal and interest.  At December 31, 2014 and 2013, the funded portion of home equity lines totaled $466 million and $441 million, respectively.  Approximately 3% of the home equity loans at December 31, 2014 were amortizing.  Of the $466 million in balances outstanding at December 31, 2014, $289 million, or 62%, were first liens.  At December 31, 2014, 60% of the total available home equity lines were drawn upon.

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

The table below presents performing substandard loans for the last five years.

Table 10 - Performing Substandard Loans
(dollars in thousands)
	December 31,	December 31,	December 31,	December 31,	December 31,
	2014	2013	2012	2011	2010
By Category
Owner occupied commercial real estate	$46,401	$43,083	$64,936	$78,969	$85,723
Income producing commercial real estate	20,560	34,642	52,607	$64,089	$71,042
Commercial & industrial	7,863	9,589	18,477	15,753	16,767
Commercial construction	3,566	16,758	19,285	18,510	90,745
Total commercial	78,390	104,072	155,305	177,321	264,277
Residential mortgage	31,831	44,022	55,355	65,649	74,438
Home equity	5,296	7,967	9,824	10,793	11,705
Residential construction	10,920	14,104	37,804	71,955	158,770
Consumer installment	1,382	2,538	3,653	2,751	2,957
Indirect auto	574	—	—	—	—
Total	$128,393	$172,703	$261,941	$328,469	$512,147

By Market
North Georgia	$55,821	$69,510	$105,851	$134,945	$212,992
Atlanta MSA	31,596	43,171	77,630	99,453	185,327
North Carolina	16,479	18,954	28,657	40,302	42,335
Coastal Georgia	15,642	18,561	17,421	24,985	29,223
Gainesville MSA	1,109	14,916	19,251	17,338	33,962
East Tennessee	5,933	7,591	13,131	11,446	8,308
South Carolina / Specialized Lending	1,239	—	—	—	—
Indirect auto	574	—	—	—	—
Total loans	$128,393	$172,703	$261,941	$328,469	$512,147

At December 31, 2014, performing substandard loans totaled $128 million and decreased $44.3 million from December 31, 2013.  The decrease from 2013 reflects a general declining trend.  Performing substandard loans have been on a downward trend as credit conditions have continued to improve and problem credits are resolved.  Most of the decrease from a year ago occurred in United’s Atlanta, Georgia, north Georgia and Gainesville, Georgia markets.  Income producing commercial real estate, commercial construction, residential mortgage and residential construction showed the most significant decreases.

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

The provision for credit losses charged to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level appropriate to absorb probable incurred losses in the loan portfolio at the balance sheet date.  The amount each quarter is dependent upon many factors, including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and other macro-economic factors and trends.  The evaluation of these factors is performed quarterly by management through an analysis of the appropriateness of the allowance for loan losses.  The decreases in the provision and the declining level of the allowance for loan losses compared to the previous periods reflects stabilizing trends in substandard and nonperforming loans as well as charge-off levels.  Further, the declining balance of the allowance for loan losses over the last several quarters reflects an overall improving trend in the credit quality of the loan portfolio.  A general improvement in economic conditions in United’s market also contributed to the lower level of provision and allowance for loan losses.

The allocation of the allowance for credit losses is based on historical data, subjective judgment and estimates and, therefore, is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur.  In 2014, United incorporated a loss emergence period into its allowance for loan losses analysis.  The increase in precision resulting from the loss emergence period resulted in full allocation of the previously unallocated portion of the allowance.

The following table summarizes the allocation of the allowance for credit losses for each of the past five years.

Table 11 - Allocation of Allowance for Credit Losses
As of December 31,
(in thousands)
	2014		2013		2012		2011		2010
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial (secured by real estate)	$26,337	38	$24,338	41	$27,847	43	$31,644	44	$31,191	38
Commercial & industrial	3,255	15	6,527	11	5,537	11	5,681	10	7,580	10
Commercial construction	4,747	4	3,669	3	8,389	4	6,097	4	6,780	6
Total commercial	34,339	57	34,534	55	41,773	58	43,422	58	45,551	54
Residential mortgage	24,885	29	20,974	30	26,642	29	29,076	28	22,305	28
Residential construction	10,603	6	12,532	8	26,662	9	30,379	11	92,571	15
Consumer installment	1,792	8	2,479	7	2,747	4	2,124	3	3,030	3
Unallocated	—		6,243		9,313		9,467		11,238
Total allowance for loan losses	71,619	100	76,762	100	107,137	100	114,468	100	174,695	100
Allowance for unfunded commitments	1,930		2,165		—		—		—
Total allowance for credit losses	$73,549		$78,927		$107,137		$114,468		$174,695

* Loan balance in each category, expressed as a percentage of total loans.

The following table presents a summary of changes in the allowance for credit losses for each of the past five years.

Table 12 - Allowance for Credit Losses
Years Ended December 31,
(in thousands)

	2014	2013	2012	2011	2010
Balance beginning of period	$76,762	$107,137	$114,468	$174,695	$155,602
Charge-offs:
Owner occupied commercial real estate	3,136	24,965	10,280	50,401	21,646
Income producing commercial real estate	1,611	11,505	12,782	9,067	11,947
Commercial & industrial	2,145	18,914	2,424	24,890	10,837
Commercial construction	235	6,483	5,411	55,730	9,993
Residential mortgage	7,502	8,840	12,885	46,439	25,364
Home equity lines of credit	2,314	3,437	4,377	7,268	3,442
Residential construction	3,176	23,049	24,260	118,916	136,666
Consumer installment	2,008	2,184	2,198	3,594	4,828
Indirect auto	540	277	16	—	—
Total loans charged-off	22,667	99,654	74,633	316,305	224,723
Recoveries:
Owner occupied commercial real estate	3,056	1,305	557	222	1,167
Income producing commercial real estate	725	640	135	226	—
Commercial & industrial	1,698	1,888	1,104	967	1,762
Commercial construction	6	69	111	203	431
Residential mortgage	1,110	611	675	660	838
Home equity lines of credit	287	104	124	78	29
Residential construction	627	173	1,272	1,678	15,370
Consumer installment	1,226	1,114	824	1,044	1,219
Indirect auto	54	40	—	—	—
Total recoveries	8,789	5,944	4,802	5,078	20,816
Net charge-offs	13,878	93,710	69,831	311,227	203,907
Provision for loan losses	8,735	63,335	62,500	251,000	223,000
Allowance for loan losses at end of period	71,619	76,762	107,137	114,468	174,695

Allowance for unfunded commitments at beginning of period	2,165	—	—	—	—
Provision for unfunded commitments	(235)	2,165	—	—	—
Allowance for unfunded commitments at end of period	1,930	2,165	—	—	—
Allowance for credit losses	$73,549	$78,927	$107,137	$114,468	$174,695

Total loans (1):
At year-end	$4,672,119	$4,329,266	$4,175,008	$4,109,614	$4,604,126
Average	4,440,868	4,228,235	4,123,530	4,244,305	4,884,330

Allowance for loan losses as a percentage of year-
end loans	1.53%	1.77%	2.57%	2.79%	3.79%

As a percentage of average loans:
Net charge-offs	.31	2.22	1.69	7.33	4.17
Provision for loan losses	.20	1.50	1.52	5.91	4.57

(1) Excludes loans acquired through the FDIC assisted acquisition of Southern Community Bank that are covered by loss sharing agreements.

The allowance for credit losses, which includes a portion related to unfunded commitments, totaled $73.5 million at December 31, 2014 compared with $78.9 million at December 31, 2013.  At December 31, 2014, the allowance for loan losses was $71.6 million, or 1.53% of total loans, compared with $76.8 million, or 1.77% of loans at December 31, 2013.  The decrease in the allowance for credit losses is consistent with the overall improving trends in credit quality of the loan portfolio.

Management believes that the allowance for credit losses at December 31, 2014 reflects the probable incurred losses in the loan portfolio and unfunded loan commitments.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for credit losses cannot be determined with precision and may be subject to change in future periods.  The amount of any changes could be significant if management’s assessment of loan quality or collateral values changes substantially with respect to one or more loan relationships or portfolios.  In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for credit losses in future periods if, in their opinion, the results of their review warrant such additions.  See the “Critical Accounting Policies” section for additional information on the allowance for credit losses.

Nonperforming Assets

Nonperforming loans totaled $17.9 million at December 31, 2014, compared with $26.8 million at December 31, 2013.  There were no accruing loans more than 90 days past due at December 31, 2014 and 2013.  At December 31, 2014 and 2013, the ratio of nonperforming loans to total loans was .38% and .62%, respectively.  Nonperforming loans have steadily decreased in dollar amount and as a percentage of total loans since 2011.  Nonperforming assets, which include nonperforming loans and foreclosed properties, totaled $19.6 million at December 31, 2014, compared with $31.0 million at December 31, 2013.  United sold $12.5 million and $31.9 million respectively, of foreclosed properties during 2014 and 2013, which lowered the balance of foreclosed properties by 59% compared to December 31, 2013.

United’s policy is to place loans on nonaccrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the original contractual loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection or restructure.  When a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue.  Interest payments received on nonaccrual loans are applied to reduce outstanding principal.

There were no commitments to lend additional funds to customers whose loans were on nonaccrual status at December 31, 2014, although in certain isolated cases, United executed forbearance agreements whereby United will continue to fund construction loans to completion or other lines of credit as long as the borrower meets the conditions of the forbearance agreement.  United may also fund other amounts necessary to protect the Bank’s collateral such as amounts to pay past due property taxes and insurance coverage.  The table below summarizes nonperforming assets at year-end for the last five years.  It excludes assets acquired through the acquisition of SCB in 2009 that are covered by loss-sharing agreements with the FDIC.  These assets have been excluded from the review of nonperforming assets, as the loss-sharing agreements with the FDIC and purchase price adjustments to reflect credit losses, effectively eliminate the likelihood of recognizing losses on the covered assets.

Table 13 - Nonperforming Assets
As of December 31,
(in thousands)

	2014	2013	2012	2011	2010
Nonaccrual loans (NPLs)	$17,881	$26,819	$109,894	$127,479	$179,094
Foreclosed properties	1,726	4,221	18,264	32,859	142,208
Total nonperforming assets (NPAs)	$19,607	$31,040	$128,158	$160,338	$321,302

NPLs as a percentage of total loans	.38%	.62%	2.63%	3.10%	3.89%
NPAs as a percentage of loans and foreclosed properties	.42	.72	3.06	3.87	6.77
NPAs as a percentage of total assets	.26	.42	1.88	2.30	4.42

At December 31, 2014 and 2013 United had $85.1 million and $87.0 million, respectively, in loans with terms that have been modified in a TDR.  Included therein were $3.78 million and $8.25 million, respectively, of TDRs that were not performing in accordance with their modified terms and were included in nonperforming loans.  The remaining TDRs with an aggregate balance of $81.3 million and $78.7 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At December 31, 2014 and 2013, there were $106 million and $115 million, respectively, of loans classified as impaired under the definition outlined in the Accounting Standards Codification including TDRs which are by definition considered impaired.  Included in impaired loans at December 31, 2014 and 2013 were $25.5 million and $38.9 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value.  The balance of impaired loans at December 31, 2014 of $81.0 million had specific reserves that totaled $9.88 million and the balance of impaired loans at December 31, 2013 of $75.7 million had specific reserves that totaled $6.02 million.  The average recorded investment in impaired loans for 2014, 2013 and 2012 was $109 million, $115 million and $276 million, respectively.  During 2014, 2013 and 2012, United recognized $5.04 million, $6.72 million and $9.53 million in interest revenue on impaired loans.  United’s policy is to discontinue the recognition of interest revenue for loans classified as impaired under ASC 310-10-35, Receivables, when a loan meets the criteria for nonaccrual status.  Impaired loans decreased 7% from 2013 to 2014.
45

The following table summarizes nonperforming assets by category and market by quarter.  Assets covered by the loss-sharing agreement with the FDIC related to the acquisition of SCB are not included in this table.

Table 14 - Nonperforming Assets by Quarter
(in thousands)

	December 31, 2014			September 30, 2014			June 30, 2014			March 31, 2014
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Owner occupied commercial real estate	$4,133	$355	$4,488	$2,156	$1,024	$3,180	$2,975	$653	$3,628	$3,868	$1,167	$5,035
Income producing commercial real estate	717	—	717	1,742	42	1,784	1,032	242	1,274	1,278	1,645	2,923
Commercial & industrial	1,571	—	1,571	1,593	—	1,593	1,102	—	1,102	822	—	822
Commercial construction	83	15	98	148	—	148	95	—	95	479	—	479
Total commercial	6,504	370	6,874	5,639	1,066	6,705	5,204	895	6,099	6,447	2,812	9,259
Residential mortgage	8,196	1,183	9,379	8,350	1,769	10,119	10,201	1,426	11,627	13,307	2,146	15,453
Home equity	695	40	735	720	90	810	510	128	638	1,106	362	1,468
Residential construction	2,006	133	2,139	3,543	221	3,764	4,248	520	4,768	3,805	274	4,079
Consumer installment	134	—	134	139	—	139	171	—	171	291	—	291
Indirect auto	346	—	346	354	—	354	390	—	390	294	—	294
Total NPAs	$17,881	$1,726	$19,607	$18,745	$3,146	$21,891	$20,724	$2,969	$23,693	$25,250	$5,594	$30,844
Balance as a % of
Unpaid Principal	69.9%	54.1%	68.1%	68.6%	54.5%	66.1%	66.5%	50.4%	63.9%	65.8%	53.9%	63.2%

BY MARKET
North Georgia	$5,669	$711	$6,380	$7,392	$1,717	$9,109	$8,216	$1,392	$9,608	$12,166	$2,058	$14,224
Atlanta MSA	1,837	372	2,209	1,724	364	2,088	3,883	510	4,393	2,916	904	3,820
North Carolina	5,221	234	5,455	4,919	398	5,317	5,314	615	5,929	6,501	866	7,367
Coastal Georgia	799	105	904	781	160	941	782	80	862	800	1,607	2,407
Gainesville MSA	1,310	81	1,391	1,403	85	1,488	921	49	970	1,145	—	1,145
East Tennessee	1,414	201	1,615	1,227	245	1,472	1,218	323	1,541	1,428	159	1,587
South Carolina / Specialized Lending	1,285	22	1,307	945	177	1,122	—	—	—	—	—	—
Indirect auto	346	—	346	354	—	354	390	—	390	294	—	294
Total NPAs	$17,881	$1,726	$19,607	$18,745	$3,146	$21,891	$20,724	$2,969	$23,693	$25,250	$5,594	$30,844

	December 31, 2013			September 30, 2013			June 30, 2013			March 31, 2013
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Owner occupied commercial real estate	$5,822	$832	$6,654	$6,358	$591	$6,949	$5,283	$547	$5,830	$8,142	$4,750	$12,892
Income producing commercial real estate	2,518	—	2,518	1,657	139	1,796	1,954	—	1,954	9,162	834	9,996
Commercial & industrial	427	—	427	609	—	609	548	—	548	29,545	—	29,545
Commercial construction	361	—	361	343	376	719	504	376	880	22,359	3,027	25,386
Total commercial	9,128	832	9,960	8,967	1,106	10,073	8,289	923	9,212	69,208	8,611	77,819
Residential mortgage	11,730	2,684	14,414	11,335	1,679	13,014	12,847	1,303	14,150	10,901	3,463	14,364
Home equity	1,448	389	1,837	1,169	475	1,644	1,491	140	1,631	916	—	916
Residential construction	4,264	316	4,580	4,097	1,207	5,304	4,838	1,570	6,408	14,592	4,660	19,252
Consumer installment	249	—	249	520	—	520	399	—	399	389	—	389
Indirect auto	—	—	—	—	—	—	—	—	—	—	—	—
Total NPAs	$26,819	$4,221	$31,040	$26,088	$4,467	$30,555	$27,864	$3,936	$31,800	$96,006	$16,734	$112,740
Balance as a % of
Unpaid Principal	65.3%	44.5%	61.4%	61.6%	41.5%	57.6%	62.6%	31.6%	55.8%	66.3%	45.0%	62.0%

BY MARKET
North Georgia	$12,352	$2,494	$14,846	$13,652	$1,726	$15,378	$12,830	$1,617	$14,447	$63,210	$6,616	$69,826
Atlanta MSA	2,830	684	3,514	3,096	1,026	4,122	3,803	1,197	5,000	17,380	3,524	20,904
North Carolina	6,567	683	7,250	5,680	762	6,442	6,512	295	6,807	8,519	2,533	11,052
Coastal Georgia	2,342	173	2,515	995	928	1,923	2,588	627	3,215	3,523	1,449	4,972
Gainesville MSA	928	—	928	1,036	—	1,036	1,008	—	1,008	911	370	1,281
East Tennessee	1,800	187	1,987	1,629	25	1,654	1,123	200	1,323	2,463	2,242	4,705
South Carolina / Specialized Lending	—	—	—	—	—	—	—	—	—	—	—	—
Indirect auto	—	—	—	—	—	—	—	—	—	—	—	—
Total NPAs	$26,819	$4,221	$31,040	$26,088	$4,467	$30,555	$27,864	$3,936	$31,800	$96,006	$16,734	$112,740
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
46

The following table summarizes activity in nonperforming assets by year.

Table 15 - Activity in Nonperforming Assets
(in thousands)

	2014 (1)			2013 (1)			2012 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$26,819	$4,221	$31,040	$109,894	$18,264	$128,158	$127,479	$32,859	$160,338
Loans placed on non-accrual	33,637	—	33,637	43,867	—	43,867	112,547	—	112,547
Payments received	(14,108)	—	(14,108)	(60,035)	—	(60,035)	(31,076)	—	(31,076)
Loan charge-offs	(19,374)	—	(19,374)	(44,444)	—	(44,444)	(65,064)	—	(65,064)
Foreclosures	(9,093)	9,093	—	(22,463)	22,463	—	(33,992)	33,992	—
Capitalized costs	—	209	209	—	116	116	—	1,047	1,047
Note / property sales	—	(12,501)	(12,501)	—	(31,915)	(31,915)	—	(40,759)	(40,759)
Write downs	—	(691)	(691)	—	(3,065)	(3,065)	—	(6,951)	(6,951)
Net gains (losses) on sales	—	1,395	1,395	—	(1,642)	(1,642)	—	(1,924)	(1,924)
Ending Balance	$17,881	$1,726	$19,607	$26,819	$4,221	$31,040	$109,894	$18,264	$128,158

(1) Excludes nonperforming loans and foreclosed property covered by loss sharing agreements with the FDIC related to the acquisition of SCB.

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

In 2014, 2013 and 2012, United transferred $9.09 million, $22.5 million and $34.0 million, respectively, of loans into foreclosed property.  During 2014, 2013 and 2012, proceeds from sales of foreclosed properties were $12.5 million, $31.9 million, and $40.8 million, respectively, which includes $2.50 million, $3.49 million, and $9.40 million, respectively, of sales that were financed by United.

The gross additional interest income that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms was approximately $1.71 million, $2.11 million and $6.81 million in 2014, 2013 and 2012, respectively.  The gross additional interest income that would have been earned in 2014, 2013 and 2012 had performing TDRs performed in accordance with the original terms is immaterial.

Investment Securities

The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue.  The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowings, including repurchase agreements.  Total investment securities at December 31, 2014 decreased $114 million from a year ago.

At December 31, 2014 and December 31, 2013, United had securities held-to-maturity with a carrying value of $415 million and $480 million, respectively, and securities available-for-sale totaling $1.78 billion and $1.83 billion, respectively.  At December 31, 2014 and 2013, the securities portfolio represented approximately 29% and 31%, respectively, of total assets.  At December 31, 2014, the average life of the investment portfolio was shorter, with an effective duration of 2.46 years compared with 2.96 years at December 31, 2013.

The following table shows the carrying value of United’s investment securities.

Table 16 - Carrying Value of Investment Securities As of December 31, (in thousands)
	December 31, 2014
	Available-for-Sale	Held-to-Maturity	Total Securities

U.S. Treasuries	$105,709	$—	$105,709
U.S. Government agencies	36,299	—	36,299
State and political subdivisions	20,233	48,157	68,390
Mortgage-backed securities	996,820	367,110	1,363,930
Corporate bonds	165,628	—	165,628
Asset-backed securities	455,928	—	455,928
Other	2,117	—	2,117
Total securities	$1,782,734	$415,267	$2,198,001

	December 31, 2013
	Available-for-Sale	Held-to-Maturity	Total Securities

State and political subdivisions	$23,242	$51,733	$74,975
Mortgage-backed securities	1,145,347	428,009	1,573,356
Corporate bonds	250,296	—	250,296
Asset-backed securities	410,633	—	410,633
Other	2,699	—	2,699
Total securities	$1,832,217	$479,742	$2,311,959

The investment securities portfolio primarily consists of U.S. Treasury securities, U.S. Government agency securities, U.S. Government sponsored agency mortgage-backed securities, non-agency mortgage-backed securities, corporate securities, municipal securities and asset-backed securities.  Mortgage-backed securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest.  The actual maturities of these securities will differ from the contractual maturities because the loans underlying the security can prepay.  Decreases in interest rates will generally cause an acceleration of prepayment levels.  In a declining or prolonged low interest rate environment, United may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields.  In a rising rate environment, the opposite occurs.  Prepayments tend to slow and the weighted average life extends.  This is referred to as extension risk, which can lead to lower levels of liquidity due to the delay of cash receipts, and can result in the holding of a below market yielding asset for a longer period of time.  United’s asset-backed securities include securities that are backed by student loans and collateralized loan obligations.

Management evaluates its securities portfolio each quarter to determine if any security is considered to be other than temporarily impaired.  In making this evaluation, management considers its ability and intent to hold securities to recover current market losses.  Losses on United’s fixed income securities at December 31, 2014 primarily reflect the effect of changes in interest rates.  United did not recognize any other than temporary impairment losses on its investment securities in 2014, 2013 or 2012.

At December 31, 2014, United had 62% of its total investment securities portfolio in mortgage backed securities, compared with 68% at December 31, 2013.  United has continued to purchase mortgage-backed securities in order to obtain a favorable yield with low risk.  United did not have securities of any issuer in excess of 10% of equity at year-end 2014 or 2013, excluding U.S. Government sponsored entities.  Less than 1% of the securities portfolio is rated below “A” or unrated and 48% of securities, excluding non-government agency securities, are rated “Aaa”.  See Note 6 to the consolidated financial statements for further discussion of investment portfolio and related fair value and maturity information.

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

Total customer deposits, excluding brokered deposits, as of December 31, 2014 were $5.90 billion, an increase of $125 million from December 31, 2013.  Total core deposits (demand, NOW, money market and savings deposits, excluding public funds deposits) of $3.69 billion increased $252 million, or 7%, due to the success of core deposit incentive programs.

Total time deposits, excluding brokered deposits, as of December 31, 2014 were $1.26 billion, down $225 million from December 31, 2013.  Time deposits less than $100,000 totaled $748 million, a decrease of $144 million, or 16%, from a year ago.  Time deposits of $100,000 and greater totaled $508 million as of December 31, 2014, a decrease of $80 million, or 14%, from December 31, 2013.  United continued to offer low rates on certificates of deposit, allowing balances to decline as United’s funding needs declined due to weak loan demand and a shift to lower cost transaction account deposits.

Brokered deposits totaled $425 million as of December 31, 2014, equal to a year ago and included Now accounts, money market deposits and certificates of deposit.  Brokered certificates of deposit account for $273 million of the balance at both December 31, 2014 and 2013.  United has actively added long-term deposits to diversify our funding base.  These are typically swapped to LIBOR minus a spread, which achieves low cost funding within our interest rate risk parameters.

The following table sets forth the scheduled maturities of time deposits of $100,000 and greater and brokered time deposits.

Table 17 - Maturities of Time Deposits of $100,000 and Greater and Brokered Time Deposits
As of December 31,
(in thousands)

$100,000 and greater:	2014	2013
Three months or less	$120,167	$116,875
Three to six months	98,443	100,425
Six to twelve months	182,936	195,064
Over one year	106,682	176,325
Total	$508,228	$588,689

Brokered time deposits:
Three months or less	$—	$—
Three to six months	—	—
Six to twelve months	—	—
Over one year	272,834	273,166
Total	$272,834	$273,166

Wholesale Funding

The Bank is a shareholder in the Federal Home Loan Bank of Atlanta (“FHLB”). Through this affiliation, FHLB secured advances totaling $270 million and $120 million at December 31, 2014 and 2013, respectively.  United anticipates continued use of this short and long-term source of funds.  FHLB advances outstanding at December 31, 2014 had fixed interest rates of .24% or less.  United will prepay advances from time to time as funding needs change.  Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 12 to the consolidated financial statements.

At December 31, 2014 and 2013, United had $6.00 million and $53.2 million in repurchase agreements outstanding.  During the second quarters of 2014 and 2012, United prepaid $44 million and $50 million, respectively, in structured repurchase agreements and incurred prepayment charges of $4.45 million and $4.48 million, respectively.  United takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of short-term borrowings, such as FHLB advances and brokered deposits.

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

In addition, because United is a separate entity and apart from the Bank, it must provide for its own liquidity.  United is responsible for the payment of dividends declared for its shareholders, and interest and principal on any outstanding debt or trust preferred securities. United currently has internal capital resources to meet these obligations.  Substantially all of United’s liquidity is obtained from subsidiary service fees and dividends from the Bank, which are limited by applicable law.  Until 2013, the Bank was unable to pay dividends to United and liquidity was obtained from external sources (debt and equity issuances) to meet its needs.  In 2014 and 2013, the Bank paid dividends of $129 million and $50 million, respectively, to United.

Two key objectives of asset/liability management are to provide for adequate liquidity in order to meet the needs of customers and to maintain an optimal balance between interest-sensitive assets and interest-sensitive liabilities to optimize interest revenue.  Daily monitoring of the sources and uses of funds is necessary to maintain a position that meets both requirements.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities, as well as the ability to use these as collateral for borrowings on a secured basis.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  Mortgage loans held for sale totaled $13.7 million at December 31, 2014, and typically turn over every 45 days as closed loans are sold to investors in the secondary market.

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

Table 18 - Short-Term Borrowings
As of December 31,
(in thousands)
December 31, 2014	Period-end balance	Period end weighted- average interest rate	Maximum outstanding at any month-end	Average amounts outstanding during the year	Weighted- average rate for the year
Federal funds purchased	$—	—%	$65,000	$22,795	.32%
Repurchase agreements	6,000	4.00	55,075	28,568	3.81
Other	—	—	40,000	23,178	4.30
	$6,000			$74,541

December 31, 2013
Federal funds purchased	$—	—%	$70,000	$13,327	.33%
Repurchase agreements	53,241	4.00	54,164	53,234	3.81
	$53,241			$66,561

December 31, 2012
Federal funds purchased	$—	—%	$—	$5,000	.33%
Repurchase agreements	52,574	4.00	103,551	75,593	3.93
	$52,574			$80,593

At December 31, 2014, United had sufficient qualifying collateral to increase FHLB advances by $791 million and Federal Reserve discount window capacity of $753 million.  United also has the ability to raise substantial funds through brokered deposits.  In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.

As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $102 million for the year ended December 31, 2014.  Net income of $67.6 million for the year included the deferred income tax expense of $38.2 million, non-cash expenses for provision for credit losses of $8.50 million, non-cash depreciation, amortization and accretion of $20.0 million.  Accrued expenses and other liabilities decreased $15.4 million, along with other assets and accrued interest receivable increase of $16.8 million.  Net cash used in investing activities of $237 million consisted primarily of $611 million of purchases of securities, a net increase in loans of $326 million, purchases of premises and equipment of $5.05 million and net cash paid for the BCI acquisition of $31.3 million, that were offset by proceeds from sales of securities of $421 million, maturities and calls of investment securities of $295 million, proceeds from note sales of $4.56 million, and net proceeds from sales of other real estate of $10.2 million.  The $99.4 million of net cash provided financing activities consisted primarily of a net increase in deposits of $125 million and a $150 million net increase in FHLB advances.  Cash from financing activities was also increased by $12.2 million in proceeds from the issuance of common stock.  This increase was offset by $122 million paid to retire preferred stock, a $51.7 million reduction in short-term borrowings and $12.0 million in cash used to repurchase an outstanding warrant.  In the opinion of management, United’s liquidity position at December 31, 2014 was sufficient to meet its expected cash flow requirements.

The following table shows United’s contractual obligations and other commitments.

Table 19 - Contractual Obligations and Other Commitments
As of December 31, 2014
(in thousands)
	Maturity By Years
	Total	1 or Less	1 to 3	3 to 5	Over 5
Contractual Cash Obligations
FHLB advances	$270,125	$270,000	$125	$—	$—
Long-term debt	129,865	—	35,000	40,000	54,865
Operating leases	10,877	1,741	2,707	1,906	4,523
Total contractual cash obligations	$410,867	$271,741	$37,832	$41,906	$59,388

Other Commitments
Lines of credit	$878,160	$240,137	$123,768	$190,398	$323,857
Commercial letters of credit	19,861	18,226	1,155	480	—
Uncertain tax positions	4,195	585	839	374	2,397
Total other commitments	$902,216	$258,948	$125,762	$191,252	$326,254

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

Table 20 - Expected Maturity of Available-for-Sale and Held-to-Maturity Investment Securities
As of December 31, 2014
(in thousands)
	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
Available for Sale
U.S. Treasury securities	$—	$105,709	$—	$—	$105,709
U.S. government agency securities	—	—	36,299	—	36,299
State and political subdivisions	6,405	10,771	2,165	892	20,233
Corporate bonds	9,815	37,891	117,172	750	165,628
Asset-backed securities	9,505	257,886	58,966	129,571	455,928
Other securities (1)	8,204	582,576	214,909	193,248	998,937
Total securities available for sale	$33,929	$994,833	$429,511	$324,461	$1,782,734

Weighted average yield (2)	2.68%	2.18%	2.21%	3.35%	2.41%

Held to Maturity
State and political subdivisions	$1,000	$18,582	$19,573	$9,002	$48,157
Other securities (1)	—	249,815	111,603	5,692	367,110
Total securities available for sale	$1,000	$268,397	$131,176	$14,694	$415,267

Weighted average yield (2)	4.00%	3.00%	3.17%	4.96%	3.12%

Combined Portfolio
U.S. Treasury securities	$—	$105,709	$—	$—	$105,709
U.S. governement agency securities	—	—	36,299	—	36,299
State and political subdivisions	7,405	29,353	21,738	9,894	68,390
Corporate bonds	9,815	37,891	117,172	750	165,628
Asset-backed securities	9,505	257,886	58,966	129,571	455,928
Other securities (1)	8,204	832,391	326,512	198,940	1,366,046
Total securities available for sale	$34,929	$1,263,230	$560,687	$339,155	$2,198,000

Weighted average yield (2)	2.71%	2.41%	2.42%	3.42%	2.58%

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

At December 31, 2014 and 2013, United had $375 million and $350 million, respectively, in offsetting repurchase agreements / reverse repurchase agreements that were netted in the consolidated balance sheet.  United enters into these collateral swap arrangements from time to time as a source of additional revenue.

Capital Resources and Dividends

Shareholders’ equity at December 31, 2014 was $740 million, a decrease of $56.1 million from December 31, 2013.  Accumulated other comprehensive income, which includes unrealized gains and losses on securities available-for-sale, the unrealized gains and losses on derivatives qualifying as cash flow hedges, and unamortized prior service cost and actuarial gains and losses on United’s modified retirement plan, is excluded in the calculation of regulatory capital ratios.  Excluding the change in the accumulated other comprehensive income, shareholders’ equity decreased $57.2 million, or 7%, from December 31, 2013.  The decrease results from the redemption of $122 million in preferred stock in the first quarter of 2014.  The preferred stock redemption was offset by 2014 earnings, net of dividend declared on common stock.

United accrued $439,000 and $12.1 million, respectively, in dividends, including discount accretion, on its Series A Preferred Stock, Series B Preferred Stock, and Series D Preferred Stock, for the years ended December 31, 2014 and 2013.

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

On December 27, 2013, United redeemed $75 million of its $180 million in outstanding Series B Preferred Stock.  The redemption price for shares of the Series B Preferred Stock called for redemption was the stated liquidation value of $1,000 per share, plus any accrued and unpaid dividends that had been earned thereon to, but not including, the redemption date.  As of December 31, 2013, $105 million of United’s Series B Preferred Stock was outstanding.  The remaining $105 million of United’s Series B Preferred Stock was redeemed on January 10, 2014 on comparable terms.  On March 3, 2014, United redeemed all of its outstanding $16.6 million in Series D preferred stock at par.  United funded the redemptions by utilizing cash on hand, cash dividends from the Bank and short-term debt.

In December, 2014, United repurchased an outstanding warrant from Fletcher International Ltd. (“Fletcher”), for $12.0 million, its estimated fair value.

On August 12, 2013, holders elected to exercise warrants to purchase an aggregate 1,551,126 shares of United’s common stock at a price of 12.50 per share.  United recognized net proceeds of approximately $19.4 million as a result of the exercises.

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

Tier 1 capital consists of shareholders’ equity, excluding accumulated other comprehensive income, intangible assets (goodwill and deposit-based intangibles), and disallowed deferred tax assets, plus qualifying capital securities.  United’s Tier 1 capital totaled $643 million at December 31, 2014.  Tier 2 capital components include supplemental capital such as the qualifying portion of the allowance for loan losses and qualifying subordinated debt.  Tier 1 capital plus Tier 2 capital is referred to as Total risk-based capital and was $709 million at December 31, 2014. The ratios, as calculated under the guidelines, were 12.06% and 13.31% for Tier 1 and Total risk-based capital, respectively, at December 31, 2014.

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

United has outstanding junior subordinated debentures related to trust preferred securities totaling $54.9 million at December 31, 2014.  The related trust preferred securities of $53.2 million (excluding common securities) qualify as Tier 1 capital under risk-based capital guidelines provided that total trust preferred securities do not exceed certain quantitative limits.  At December 31, 2014, all of United’s trust preferred securities qualified as Tier 1 capital.  Further information on United’s trust preferred securities is provided in Note 13 to the consolidated financial statements.

The following table shows United’s capital ratios, as calculated under regulatory guidelines, at December 31, 2014 and 2013:

Table 21 - Capital Ratios
(dollars in thousands)
	Regulatory		United Community Banks, Inc. (Consolidated)		United Community Bank
	Guidelines

		Well	As of December 31,		As of December 31,
	Minimum	Capitalized	2014	2013	2014	2013

Risk-based ratios:
Tier 1 capital	4.0%	6.0%	12.05%	12.74%	12.84%	13.55%
Total capital	8.0	10.0	13.30	13.99	14.09	14.80
Leverage ratio	3.0	5.0	8.69	9.08	9.25	9.61

Tier 1 capital			$642,663	$649,162	$683,332	$686,687
Total capital			709,408	713,063	749,927	750,216

Risk-weighted assets			5,332,822	5,097,091	5,320,615	5,066,948
Average total assets			7,396,450	7,150,360	7,385,048	7,142,050

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
53

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

United’s policy is based on the 12-month impact on net interest revenue of interest rate shocks and ramps that increase or decrease from 100 to 300 basis points from the base scenario.  In the shock scenarios, rates immediately change the full amount at the scenario onset.  In the ramp scenarios, rates change by 25 basis points per month.  United’s policy limits the change in net interest revenue over the first 12 months to a 5% decrease for each 100 basis point change in the increasing and decreasing rate ramp and shock scenarios.  Historically low rates on December 31, 2014 and 2013 made use of the down scenarios problematic.  The following table presents United’s interest sensitivity position at December 31, 2014 and 2013.

Table 22 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at December 31,
	2014		2013
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	1.7%	2.0%	4.4%	5.4%

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

From time to time, United will terminate hedging positions when conditions change and the position is no longer necessary to manage United’s overall sensitivity to changes in interest rates.  In those situations where the terminated contract was in an effective cash flow hedging relationship at the time of termination, the resulting gain or loss is amortized over the remaining life of the original contract as long as the forecasted hedged cash flows are expected to remain probable.  For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization.  At December 31, 2014, United had $4.74 million in losses from terminated derivative positions included in other comprehensive income that will be amortized into earnings over their remaining original contract terms.  In addition, United’s one active cash flow hedge of floating rate liabilities that will begin interest settlements over the next twelve months.  United expects that $3.34 million will be reclassified as an increase to deposit and wholesale borrowings interest expense over the next twelve months related to these terminated derivative positions and active cash flow hedges.

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
55

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of United Community Banks, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and affected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2014.  In making this assessment, we used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, management concluded that as of December 31, 2014, United Community Banks, Inc.’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accountants have audited the effectiveness of the company’s internal control over financial reporting as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

/s/ Jimmy C. Tallent	/s/ Rex S. Schuette
Jimmy C. Tallent	Rex S. Schuette
Chairman and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of United Community Banks, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of income, of comprehensive income (loss), of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of United Community Banks, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

February 27, 2015

PricewaterhouseCoopers LLP, 1075 Peachtree St, Suite 2600, Atlanta, GA 30309
T: (678) 419 1000, F: (678) 419 1239, www.pwc.com/us
57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
United Community Banks, Inc.
Blairsville, Georgia

We have audited the accompanying consolidated statement of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year ended December 31, 2012 of United Community Banks, Inc. and subsidiaries (the “Company”). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of United Community Banks, Inc. and subsidiaries for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Atlanta, Georgia
March 1, 2013

235 Peachtree Street NE | Suite 1800 | Atlanta, Georgia 30303 | Phone 404.588.4200 | Fax 404.588.4222
58

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statement of Income
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands, except per share data)

	2014	2013	2012
Interest revenue:
Loans, including fees	$196,279	$200,893	$217,378
Investment securities:
Taxable	47,755	40,331	43,657
Tax exempt	738	827	956
Deposits in banks and short-term investments	3,660	3,789	3,986
Total interest revenue	248,432	245,840	265,977
Interest expense:
Deposits:
NOW	1,651	1,759	2,049
Money market	3,060	2,210	2,518
Savings	81	133	150
Time	7,133	10,464	19,097
Total deposit interest expense	11,925	14,566	23,814
Short-term borrowings	2,160	2,071	2,987
Federal Home Loan Bank advances	912	68	907
Long-term debt	10,554	10,977	10,201
Total interest expense	25,551	27,682	37,909
Net interest revenue	222,881	218,158	228,068
Provision for credit losses	8,500	65,500	62,500
Net interest revenue after provision for credit losses	214,381	152,658	165,568
Fee revenue:
Service charges and fees	33,073	31,997	31,670
Mortgage loan and other related fees	7,520	9,925	10,483
Brokerage fees	4,807	4,465	3,082
Securities gains, net	4,871	186	7,078
Losses on prepayment of borrowings	(4,446)	—	(6,681)
Other	9,729	10,025	10,480
Total fee revenue	55,554	56,598	56,112
Total revenue	269,935	209,256	221,680

Operating expenses:
Salaries and employee benefits	100,941	96,233	96,026
Occupancy	13,513	13,930	14,304
Communications and equipment	12,523	13,233	12,940
FDIC assessments and other regulatory charges	4,792	9,219	10,097
Professional fees	7,907	9,617	8,792
Postage, printing and supplies	3,542	3,283	3,899
Advertising and public relations	3,461	3,718	3,855
Amortization of intangibles	1,348	2,031	2,917
Foreclosed property	634	7,869	13,993
Other	14,204	15,171	19,951
Total operating expenses	162,865	174,304	186,774
Income before income taxes	107,070	34,952	34,906
Income tax expense (benefit)	39,450	(238,188)	1,050
Net income	67,620	273,140	33,856
Preferred stock dividends	439	12,078	12,148
Net income available to common shareholders	$67,181	$261,062	$21,708

Income per common share:
Basic	$1.11	$4.44	$.38
Diluted	1.11	4.44	.38
Weighted average common shares outstanding:
Basic	60,588	58,787	57,857
Diluted	60,590	58,845	57,857

See accompanying notes to consolidated financial statements.
59

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statement of Comprehensive Income (Loss)
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands, except per share data)

	2014			2013			2012
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$107,070	$(39,450)	$67,620	$34,952	$238,188	$273,140	$34,906	$(1,050)	$33,856
Other comprehensive income (loss):
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding gains (losses) arising during period	12,550	(4,676)	7,874	(22,421)	8,475	(13,946)	748	(273)	475
Reclassification of securities from available-for-sale to held-to-maturity	—	—	—	8,306	(3,119)	5,187	—	—	—
Reclassification adjustment for gains included in net income	(4,871)	1,902	(2,969)	(186)	72	(114)	(7,078)	2,753	(4,325)
Adjustment of valuation allowance for the change in deferred taxes arising from unrealized gains and losses on available-for-sale securities and release of valuation allowance	—	—	—	—	(2,963)	(2,963)	-	(2,480)	(2,480)
Net unrealized gains (losses)	7,679	(2,774)	4,905	(14,301)	2,465	(11,836)	(6,330)	—	(6,330)
Amortization of gains included in net income (loss) on available-for-sale securities transferred to held to maturity	1,656	(622)	1,034	(731)	282	(449)	(1,988)	773	(1,215)
Reclassification of securities from available- for-sale to held-to-maturity	—	—	—	(8,306)	3,119	(5,187)	—	—	—
Adjustment of valuation allowance for the change in deferred taxes arising from the amortization of gains included in net income on available-for-sale securities transferred to held-to-maturity and release of valuation allowance	—	—	—	—	1,293	1,293	—	(773)	(773)
Net unrealized gains (losses)	1,656	(622)	1,034	(9,037)	4,694	(4,343)	(1,988)	-	(1,988)
Amounts reclassified into net income on cash flow hedges	2,010	(782)	1,228	(904)	352	(552)	(3,712)	1,444	(2,268)
Unrealized losses on derivative financial instruments accounted for as cash flow hedges	(8,437)	3,282	(5,155)	10,084	(3,923)	6,161	(8,739)	3,400	(5,339)
Adjustment of valuation allowance for the change in deferred taxes arising from unrealized gains and losses and amortization of gains included in net income on cash flow hedges and release of valuation allowance	—	—	—	—	13,698	13,698	—	(4,844)	(4,844)
Net unrealized gains (losses)	(6,427)	2,500	(3,927)	9,180	10,127	19,307	(12,451)	—	(12,451)
Net actuarial gain (loss) on defined benefit pension plan	(1,933)	752	(1,181)	561	(218)	343	(177)	69	(108)
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	365	(142)	223	532	(207)	325	615	(240)	375
Adjustment of valuation allowance for the change in deferred taxes arising from reclassification of unamortized prior service cost and actuarial losses and amortization of prior service cost and actuarial losses and release of valuation allowance	—	—	—	—	—	—	—	171	171
Net defined benefit pension plan activity	(1,568)	610	(958)	1,093	(425)	668	438	—	438

Total other comprehensive income (loss)	1,340	(286)	1,054	(13,065)	16,861	3,796	(20,331)	—	(20,331)

Comprehensive income (loss)	$108,410	$(39,736)	$68,674	$21,887	$255,049	$276,936	$14,575	$(1,050)	$13,525

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
As of December 31, 2014 and 2013
(in thousands, except share data)
Assets
	2014	2013
Cash and due from banks	$77,180	$71,230
Interest-bearing deposits in banks	89,074	119,669
Short-term investments	26,401	37,999
Cash and cash equivalents	192,655	228,898

Securities available-for-sale	1,782,734	1,832,217
Securities held-to-maturity (fair value $425,233 and $485,585)	415,267	479,742
Mortgage loans held for sale	13,737	10,319
Loans, net of unearned income	4,672,119	4,329,266
Less allowance for loan losses	(71,619)	(76,762)
Loans, net	4,600,500	4,252,504
Assets covered by loss sharing agreements with the FDIC	3,315	22,882
Premises and equipment, net	159,390	163,589
Bank owned life insurance	81,294	80,670
Accrued interest receivable	20,103	19,598
Net deferred tax asset	215,503	258,518
Derivative financial instruments	20,599	23,833
Other assets	61,889	52,649
Total assets	$7,566,986	$7,425,419

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand	$1,574,317	$1,388,512
NOW	1,504,887	1,427,939
Money market	1,273,283	1,227,575
Savings	292,308	251,125
Time:
Less than $100,000	748,478	892,961
Greater than $100,000	508,228	588,689
Brokered	425,011	424,704
Total deposits	6,326,512	6,201,505

Repurchase agreements	6,000	53,241
Federal Home Loan Bank advances	270,125	120,125
Long-term debt	129,865	129,865
Derivative financial instruments	31,997	46,232
Unsettled securities purchases	5,425	29,562
Accrued expenses and other liabilities	57,485	49,174

Total liabilities	6,827,409	6,629,704

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized;
Series B, $1,000 stated value; 0 and 105,000 shares issued and outstanding	—	105,000
Series D, $1,000 stated value; 0 and 16,613 shares issued and outstanding	—	16,613
Common stock, $1 par value; 100,000,000 shares authorized;
50,178,605 and 46,243,345 shares issued and outstanding	50,178	46,243
Common stock, non-voting, $1 par value; 26,000,000 shares authorized;
10,080,787 and 13,188,206 shares issued and outstanding	10,081	13,188
Common stock issuable; 357,983 and 241,832 shares	5,168	3,930
Capital surplus	1,080,508	1,078,676
Accumulated deficit	(387,568)	(448,091)
Accumulated other comprehensive loss	(18,790)	(19,844)

Total shareholders’ equity	739,577	795,715

Total liabilities and shareholders’ equity	$7,566,986	$7,425,419
See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands except share data)
								Retained	Accumulated
					Non-Voting	Common		Earnings	Other
	Preferred Stock			Common	Common	Stock	Capital	(Accumulated	Comprehensive
	Series A	Series B	Series D	Stock	Stock	Issuable	Surplus	Deficit)	(Loss) Income	Total
Balance, December 31, 2011	$217	$177,092	$16,613	$41,647	$15,914	$3,233	$1,054,940	$(730,861)	$(3,309)	$575,486
Net income								33,856		33,856
Other comprehensive loss									(20,331)	(20,331)
Common stock issued to Dividend Reivnestment Plan and employee benefit plans (109,905 common shares)				110			790			900
Conversion of non-voting common stock to voting common stock (597,415 shares)				597	(597)					—
Amortization of stock options and restricted stock							1,976			1,976
Vesting of restricted stock awards (64,839 common shares issued, 36,673 common shares deferred)				65		155	(220)			—
Deferred compensation plan, net						201				201
Shares issued from deferred compensation plan (4,611 common shares)				5		(470)	465			—
Preferred stock dividends:
Series A								(12)		(12)
Series B, including accretion		1,465						(10,465)		(9,000)
Series D								(1,671)		(1,671)
Balance, December 31, 2012	217	178,557	16,613	42,424	15,317	3,119	1,057,951	(709,153)	(23,640)	581,405
Net income								273,140		273,140
Other comprehensive income									3,796	3,796
Redemption of Series A preferred stock (21,700 shares)	(217)									(217)
Redemption of Series B preferred stock (75,000 shares)		(75,000)								(75,000)
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (62,978 common shares)				63			733			796
Conversion of non-voting common stock to voting common stock (2,128,588 shares)				2,129	(2,129)
Warrant exercise (1,551,126 shares)				1,551			17,838			19,389
Amortization of stock options and restricted stock							3,045			3,045
Vesting of restricted stock awards, net of shares surrendered to cover payroll taxes (55,328 common shares issued, 115,664 common shares deferred)				55		1,693	(1,929)			(181)
Deferred compensation plan, net						177				177
Shares issued from deferred compensation plan (21,455 common shares)				21		(1,059)	1,038			—
Preferred stock dividends:
Series A								(12)		(12)
Series B, including accretion		1,443						(10,401)		(8,958)
Series D								(1,665)		(1,665)
Balance, December 31, 2013	—	105,000	16,613	46,243	13,188	3,930	1,078,676	(448,091)	(19,844)	795,715
Net income								67,620		67,620
Other comprehensive income									1,054	1,054
Redemption of Series B preferred stock (105,000 shares)		(105,000)								(105,000)
Redemption of Series D preferred stock (16,613 shares)			(16,613)							(16,613)
Common stock issued at market (640,000 shares)				640			11,566			12,206
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (28,070 common shares)				28			441			469
Conversion of non-voting common stock to voting common stock (3,107,419 shares)				3,107	(3,107)					—
Warrant repurchase at fair value							(12,000)			(12,000)
Amortization of stock options and restricted stock							4,304			4,304
Vesting of restricted stock awards, net of shares surrendered to cover payroll taxes (146,548 common shares issued, 115,609 common shares deferred)				147		1,274	(2,736)			(1,315)
Deferred compensation plan, net, including dividend equivalents						234				234
Shares issued from deferred compensation plan (13,223 common shares)				13		(270)	257			—
Common stock dividends ($.11 per share)								(6,658)		(6,658)
Preferred stock dividends:
Series B								(159)		(159)
Series D								(280)		(280)
Balance, December 31, 2014	$—	$—	$—	$50,178	$10,081	$5,168	$1,080,508	$(387,568)	$(18,790)	$739,577

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands)
	2014	2013	2012
Operating activities:
Net income	$67,620	$273,140	$33,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	19,952	26,388	32,562
Provision for credit losses	8,500	65,500	62,500
Stock based compensation	4,304	3,045	1,976
Deferred income tax expense (benefit)	38,226	(241,655)	—
Securities gains, net	(4,871)	(186)	(7,078)
Losses on prepayment of borrowings	4,446	—	6,681
Net (gains) losses on sales and write downs of other real estate owned	(704)	4,706	8,875
Change in assets and liabilities:
(Increase) decrease in other assets and accrued interest receivable	(16,774)	(293)	43,738
(Decrease) increase in accrued expenses and other liabilities	(15,385)	42,505	4,908
(Increase) decrease in mortgage loans held for sale	(3,418)	18,502	(4,940)
Net cash provided by operating activities	101,896	191,652	183,078

Investing activities:
Investment securities held-to-maturity:
Proceeds from maturities and calls	64,791	63,985	82,801
Purchases	(173)	(8,481)	—
Investment securities available-for-sale:
Proceeds from sales	419,201	39,731	469,167
Proceeds from maturities and calls	224,302	477,060	629,896
Purchases	(603,384)	(818,256)	(1,166,653)
Net increase in loans	(326,452)	(358,858)	(159,814)
Proceeds from loan sales	4,561	91,913	—
Net cash paid for acquisition	(31,261)	—	—
Proceeds collected from FDIC under loss sharing agreements	2,662	5,882	14,292
Purchases of premises and equipment	(5,054)	(8,143)	(4,117)
Proceeds from sales of premises and equipment	3,137	3,946	1,059
Proceeds from sale of other real estate owned	10,175	28,430	31,356
Net cash used in investing activities	(237,495)	(482,791)	(102,013)

Financing activities:
Net increase (decrease) in deposits	125,007	249,365	(145,843)
Net increase (decrease) in short-term borrowings	(51,687)	667	(54,483)
Proceeds from Federal Home Loan Bank advances	1,230,000	770,000	1,789,000
Repayment of Federal Home Loan Bank advances	(1,080,000)	(690,000)	(1,791,701)
Repayment of long-term debt	—	(35,000)	(30,500)
Proceeds from issuance of long-term debt	—	40,000	35,000
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	469	796	894
Proceeds from issuance of common stock, net of offering costs	12,206	—	—
Proceeds from warrant exercise	—	19,389	—
Repurchase of outstanding warrant at fair value	(12,000)	—	—
Retirement of preferred stock	(121,613)	(75,217)	—
Cash dividends on common stock	(1,810)	—	—
Cash dividends on Series A preferred stock	—	(15)	(12)
Cash dividends on Series B preferred stock	(802)	(9,440)	(9,000)
Cash dividends on Series D preferred stock	(412)	(1,657)	(1,687)
Net cash provided by (used in) financing activities	99,358	268,888	(208,332)

Net change in cash and cash equivalents	(36,241)	(22,251)	(127,267)

Cash and cash equivalents at beginning of year	228,898	251,149	378,416

Cash and cash equivalents at end of year	$192,657	$228,898	$251,149

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$25,669	$26,139	$42,107
Income taxes paid (refunds received)	3,046	2,362	(26,164)

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)   Summary of Significant Accounting Policies

The accounting principles followed by United Community Banks, Inc. (“United”) and its subsidiaries and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. The following is a description of the significant policies.

Organization and Basis of Presentation
At December 31, 2014, United was a bank holding company subject to the regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) whose principal business was conducted by its wholly-owned commercial bank subsidiary, United Community Bank (the “Bank”).  United is subject to regulation under the Bank Holding Company Act of 1956.  The consolidated financial statements include the accounts of United, the Bank and other wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimates
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheet and revenue and expenses for the years then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change are the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of goodwill and separately identifiable intangible assets associated with mergers and acquisitions, and the valuation of deferred tax assets.

Operating Segments
Operating segments are components of a business about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance.  Public companies are required to report certain financial information about operating segments in interim and annual financial statements.  United’s community banking operations are divided among geographic regions and local community banks within those regions, those regions and banks have similar economic characteristics and are therefore aggregated into one operating segment for purposes of segment reporting.

Additionally United assessed other operating units to determine if they should be classified and reported as segments.  They include Mortgage, Advisory Services and Specialized Lending.  Each was assessed for separate reporting on both a qualitative and a quantitative basis in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification Topic 280 Segment Reporting (“ASC 280”).  Qualitatively, these business units are currently operating in the same geographic footprint as the community banks and face many of the same customers as the community banks.  While the chief operating decision maker does have some separate financial information for these entities, for much of 2014 they were viewed more as a product line extension of the community banks.  However, management will continue to evaluate these business units for separate reporting as facts and circumstances change.  On a quantitative basis, ASC 280 provides a threshold of 10% of Revenue, Net Income or Assets where a breach of any of these thresholds would trigger segment reporting.  Under this requirement none of the entities reached the threshold.

Based on this analysis, United concluded that it has only one operating and reportable segment.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

  (1)    Summary of Significant Accounting Policies, continued

Investment Securities, continued
Held-to-maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are reported in other comprehensive income as a separate component of shareholders’ equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from available-for-sale to held-to-maturity are included in the balance of accumulated other comprehensive income in the consolidated balance sheet. These unrealized holding gains or losses are amortized into income over the remaining life of the security as an adjustment to the yield in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.

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

Mortgage Loans Held for Sale
Mortgage loans held for sale are carried at the lower of aggregate cost or fair value. The amount by which cost exceeds fair value is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net income for the period in which the change occurs. No valuation allowances were required at December 31, 2014 or 2013 since those loans have fair values that exceeded the recorded cost basis.

Loans
With the exception of purchased loans that are recorded at fair value on the date of acquisition, loans are stated at principal amount outstanding, net of any unearned revenue and net of any deferred loan fees and costs. Interest on loans is primarily calculated by using the simple interest method on daily balances of the principal amount outstanding.

The accrual of interest is discontinued when a loan becomes 90 days past due and is not well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. Past due status is based on contractual terms of the loan.  When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged against interest revenue on loans.  Interest payments are applied to reduce the principal balance on nonaccrual loans.  Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance and future payments are reasonably assured.  Nonaccrual loans include smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due, according to the contractual terms of the loan, will not be collected.  Individually impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  Interest revenue on impaired loans is discontinued when the loans meet the criteria for nonaccrual status.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not considered impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

   (1)   Summary of Significant Accounting Policies, continued

Loans, continued
Certain Purchased Loans:  United from time to time purchases loans, primarily through business combination transactions.  Some of those purchased loans show evidence of credit deterioration since origination.  Purchased loans are recorded at their estimated fair value at date of purchase.  After acquisition, further losses evidenced by decreases in expected cash flows are recognized by an increase in the allowance for loan losses.

Purchased loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as the type of loan, payment status, or collateral type.  United estimates the amount and timing of expected cash flows for each purchased loan or pool and the expected cash flows in excess of the amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield).  The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan or pool, expected cash flows continue to be estimated.  If the present value of expected cash flows is less than the carrying amount, a loss is recorded.  If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest revenue.

Allowance for Credit Losses
The allowance for credit losses includes the allowance for loan losses and the allowance for unfunded commitments included in other liabilities).  Increases to the allowance for loan losses and allowance for unfunded commitments are established through a provision for credit losses charged to income. Loans are charged against the allowance for loan losses when available information confirms that the collectability of the principal is unlikely. The allowance for loan losses represents an amount, which, in management’s judgment, is adequate to absorb probable losses on existing loans as of the date of the balance sheet.  The allowance for unfunded commitments represents expected losses on unfunded commitments and is reported in the consolidated balance sheet in other liabilities.

The allowance for loan losses is composed of general reserves and specific reserves.  General reserves are determined by applying loss percentages to the individual loan categories that are based on actual historical loss experience.  United uses an eight-quarter weighted average annualized historical loss rate for each major loan category, weighted toward the most recent quarters’ losses and multiplied by the estimated loss emergence period for each loan type.  Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are considered in this evaluation.  The need for specific reserves is evaluated on nonaccrual loan relationships greater than $500,000, accruing relationships rated substandard that are greater than $2 million and all troubled debt restructurings (“TDRs”).  The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of United’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral.  Loans for which specific reserves are provided are excluded from the calculation of general reserves.

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

Owner occupied commercial real estate – Loans in this category are susceptible to declined in occupancy rates, business failure and general economic conditions are common risks for this segment of the loan portfolio.

Income producing commercial real estate – Common risks for this loan category are declines in general economic conditions, declines in real estate value and lack of suitable alternative use for the property.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

   (1)    Summary of Significant Accounting Policies, continued

Allowance for Credit Losses, continued
Residential mortgage – Residential mortgage loans are susceptible to weakening general economic conditions and increases in unemployment rates and declining real estate values.

Home equity lines of credit – Risks common to home equity lines of credit are general economic conditions and declining real estate values which reduce or eliminate the borrower’s home equity.

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

Indirect auto - Risks common to indirect auto loans include unemployment and changes in local economic conditions as well as the inability to monitor collateral.

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

Management believes the allowance for loan losses is appropriate at December 31, 2014.  While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review United’s allowance for loan losses.

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

Foreclosed Properties
Foreclosed property is initially recorded at fair value, less cost to sell.  If the fair value, less cost to sell at the time of foreclosure is less than the loan balance, the deficiency is recorded as a loan charge-off against the allowance for loan losses.  If the fair value, less cost to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to operating expenses.  When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property.  Financed sales of foreclosed property are accounted for in accordance with the Accounting Standards Codification Topic 360, Subtopic 20, Real Estate Sales (“ASC 360-20”).

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

Small Business Administration (“SBA”) Servicing Rights
United records a separate servicing asset for the SBA loans where the servicing is retained.  This asset represents the right or obligation to service the SBA loans and receive a fee in compensation.  Typically that fee is 1% of the loan balance being serviced. Servicing assets are initially recorded at their fair value as a component of the sale proceeds. The fair value of the servicing assets is based on an analysis of discounted cash flows that incorporates estimates of (1) market servicing costs (typically 40 basis points), (2) market-based prepayment rates, and (3) market profit margins.

United has elected to subsequently measure the servicing assets at fair value.  There is no aggregation of the loans into pools for the valuation of the servicing asset, but the servicing asset value is measured at a loan level.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies, continued
Small Business Administration (“SBA”) Servicing Rights, continued
The rate of prepayment of loans serviced is the most significant estimate involved in the measurement process. Estimates of prepayment rates are based on market participant’s expectations of future prepayment rates, reflecting the company’s historical rate of loan repayments if consistent with market participant assumptions, industry trends, and other considerations. Actual prepayment rates differ from those projected by management due to changes in a variety of economic factors, including prevailing interest rates and the availability of alternative financing sources to borrowers. If actual prepayments of the loans being serviced were to occur more quickly than projected, the carrying value of servicing assets might have to be written down through a charge to earnings in the current period. If actual prepayments of the loans being serviced were to occur more slowly than had been projected, the carrying value of servicing assets could increase, and servicing income would exceed previously projected amounts. Accordingly, the servicing assets actually realized, could differ from the amounts initially recorded.

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
68

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

United classifies its derivative financial instruments as either (1) a hedge of an exposure to changes in the fair value of a recorded asset or liability (“fair value hedge”), (2) a hedge of an exposure to changes in the cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”), or (3) derivatives not designated as accounting hedges. Changes in the fair value of derivatives not designated as hedges are recognized in current period earnings. United has master netting agreements with the derivatives dealers with which it does business, but reflects gross assets and liabilities on the consolidated balance sheet.

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

For fair value hedges and cash flow hedges, ineffectiveness is recognized in the same income statement line as interest accruals on the hedged item to the extent that changes in the value of the derivative instruments do not perfectly offset changes in the value of the hedged items. If the hedge ceases to be highly effective, United discontinues hedge accounting and recognizes the changes in fair value in current period earnings. If a derivative that qualifies as a fair value or cash flow hedge is terminated or the designation removed, the realized or then unrealized gain or loss is recognized into income over the life of the hedged item (fair value hedge) or over the time when the hedged item was forecasted to impact earnings (cash flow hedge). Immediate recognition in earnings is required upon sale or extinguishment of the hedged item (fair value hedge) or if it is probable that the hedged cash flows will not occur (cash flow hedge).

By using derivative instruments, United is exposed to credit and market risk.  If the counterparty fails to perform, credit risk is equal to the fair value gain in a derivative.  When the fair value of a derivative contract is positive, this situation generally indicates that the counterparty is obligated to pay United, and, therefore, creates a repayment risk for United.  When the fair value of a derivative contract is negative, United is obligated to pay the counterparty and, therefore, has no repayment risk.  United minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by United.  United also requires the counterparties to pledge securities as collateral to cover the net exposure.

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
69

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

   (1)   Summary of Significant Accounting Policies, continued

Earnings Per Common Share
Basic earnings per common share is net income available to common shareholders divided by the weighted average number of shares of common stock outstanding during the period.  All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation.  Additionally, shares issuable to participants in United’s deferred compensation plan are considered to be participating securities for purposes of calculating basic earnings per share.  Diluted earnings per common share includes the dilutive effect of additional potential shares of common stock issuable under stock options, warrants and securities convertible into common stock.

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

Reclassifications
Certain 2013 and 2012 amounts have been reclassified to conform to the 2014 presentation.  During the fourth quarter of 2013, United reclassified hedge ineffectiveness gains and losses from other fee revenue to net interest revenue.  The impact of the reclassification has been reflected in all periods and was not material to any period.

   (2)   Accounting Standards Updates

In January 2014, the FASB issued Accounting Standards Update (“ASU “) No. 2014-1, Accounting for Investments in Qualified Affordable Housing Projects.  This ASU is expected to enable more entities to qualify for the proportional amortization method to account for affordable housing project investments than the number of entities that currently qualify for the effective yield method. The guidance is effective for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. United has investments in affordable housing projects and is currently evaluating the impact to its disclosures.  It is not expected to have a material impact in United’s financial position or results of operations.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This ASU provides guidance on the recognition of revenue from contracts with customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and will be applied retrospectively either to each prior reporting period or with a cumulative effect recognized at the date of initial application.  United is in the process of evaluating this guidance.
70

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

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the standard will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently.  The standard will be effective for the United’s fiscal year beginning after December 15, 2015 and subsequent interim periods. The adoption of ASU 2015-015 is not expected to have a material effect on the United’s consolidated financial statements.

   (3)   Mergers and Acquisitions

On June 26, 2014, United completed the acquisition of substantially all of the assets of Business Carolina, Inc., a specialty Small Business Administration (“SBA”) / United States Department of Agriculture (“USDA”) lender headquartered in Columbia, South Carolina.  On the closing date, United paid $31.3 million in cash for loans having a fair value on the purchase date of $24.8 million, accrued interest of $83,000, servicing rights with a fair value on the purchase date of $2.13 million, premises and equipment with a fair value on the purchase date of $2.60 million and goodwill in the amount of $1.51 million representing the premium paid over the fair value of the separately identifiable assets and liabilities acquired. The gross contractual amount of loans receivable was $28.0 million as of the acquisition date. United has not identified any material separately identifiable intangible assets resulting from the acquisition.

The loans and servicing assets that were acquired in this transaction were valued by a third party vendor that specializes in the valuations of these SBA related assets.  These assets are very illiquid and United does not have the same level of visibility into the inputs that the valuation vendor has.  Therefore, United considers those inputs to be level 3 in the ASC 820 hierarchy.  For the loans, the valuations were derived by estimating the expected cash flows using a combination of prepayment speed and default estimates.  The cash flows are then discounted using the rates implied by observed transactions in the market place.  The valuation approach to the servicing asset is discussed in Note 10 to the financial statements.
71

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)   Cash Flows

During 2014, 2013 and 2012, non-accrual loans having a value of $9.09 million, $22.5 million and $34.0 million, respectively, were transferred to foreclosed property.  Also, during 2014, 2013 and 2012, United financed the sale of foreclosed properties with loans totaling $2.50 million, $3.49 million and $9.40 million, respectively.

United accounts for securities transactions on the trade date.  At December 31, 2014, United had purchased $5.43 million in securities that had not settled.  At December 31, 2013, United had sold $4.60 million in securities and purchased $29.6 million in securities that had not settled.

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

The following table presents a summary of amounts outstanding under reverse repurchase agreements, securities lending transactions and derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements as of December 31, 2014 and 2013 (in thousands).

		Gross
	Gross	Amounts		Gross Amounts not Offset
	Amounts of	Offset on the		in the Balance Sheet
	Recognized	Balance	Net Asset	Financial	Collateral
December 31, 2014	Assets	Sheet	Balance	Instruments	Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$395,000	$(375,000)	$20,000	$—	$(20,302)	$—
Derivatives	20,599	—	20,599	(869)	(3,716)	16,014
Total	$415,599	$(375,000)	$40,599	$(869)	$(24,018)	$16,014
Weighted average interest rate of reverse repurchase agreements	1.16%

		Gross
	Gross	Amounts		Gross Amounts not Offset
	Amounts of	Offset on the	Net	in the Balance Sheet
	Recognized	Balance	Liability	Financial	Collateral
	Liabilities	Sheet	Balance	Instruments	Pledged	Net Amount
Repurchase agreements / reverse repurchase agreements	$375,000	$(375,000)	$—	$—	$—	$—
Derivatives	31,997		31,997	(869)	(32,792)	—
Total	$406,997	$(375,000)	$31,997	$(869)	$(32,792)	$—
Weighted average interest rate of repurchase agreements	.29%

		Gross
	Gross	Amounts		Gross Amounts not Offset
	Amounts of	Offset on the		in the Balance Sheet
	Recognized	Balance	Net Asset	Financial	Collateral
December 31, 2013	Assets	Sheet	Balance	Instruments	Received	Net Amount
Repurchase agreements / reverse repurchase agreements	$385,000	$(350,000)	$35,000	$—	$(38,982)	$—
Derivatives	23,833	—	23,833	(4,378)	(2,912)	16,543
Total	$408,833	$(350,000)	$58,833	$(4,378)	$(41,894)	$16,543
Weighted average interest rate of reverse repurchase agreements	1.09%

		Gross
	Gross	Amounts		Gross Amounts not Offset
	Amounts of	Offset on the	Net	in the Balance Sheet
	Recognized	Balance	Liability	Financial	Collateral
	Liabilities	Sheet	Balance	Instruments	Pledged	Net Amount
Repurchase agreements / reverse repurchase agreements	$350,000	$(350,000)	$—	$—	$—	$—
Derivatives	46,232		46,232	(4,378)	(38,145)	3,709
Total	$396,232	$(350,000)	$46,232	$(4,378)	$(38,145)	$3,709
Weighted average interest rate of repurchase agreements	.27%

72

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(6)  Investment Securities
In 2013, securities available-for-sale with a fair value of $301 million were transferred to held-to-maturity.  The securities were transferred at their fair value on the date of transfer.  The unrealized loss of $8.31 million on the transferred securities is being amortized into interest revenue as an adjustment to the yield on those securities over the remaining life of the transferred securities.

At both December 31, 2014 and 2013, securities with a carrying value of $1.51 billion and $1.53 billion, respectively, were pledged to secure public deposits, derivatives and other secured borrowings.

The cost basis, unrealized gains and losses, and fair value of securities held-to-maturity at December 31, 2014 and 2013 are listed below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2014	Cost	Gains	Losses	Value
State and political subdivisions	$48,157	$3,504	$—	$51,661
Mortgage-backed securities (1)	367,110	7,716	1,254	373,572
Total	$415,267	$11,220	$1,254	$425,233
As of December 31, 2013
State and political subdivisions	$51,733	$2,718	$42	$54,409
Mortgage-backed securities (1)	428,009	6,690	3,523	431,176
Total	$479,742	$9,408	$3,565	$485,585

(1)  All are residential type mortgage-backed securities
The cost basis, unrealized gains and losses, and fair value of securities available-for-sale at December 31, 2014 and 2013 are listed below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2014	Cost	Gains	Losses	Value
U.S. Treasuries	$105,540	$235	$66	$105,709
U.S. Government agencies	36,474	—	175	36,299
State and political subdivisions	19,748	504	19	20,233
Mortgage-backed securities (1)	988,012	16,273	7,465	996,820
Corporate bonds	165,018	1,686	1,076	165,628
Asset-backed securities	455,626	2,257	1,955	455,928
Other	2,117	—	—	2,117
Total	$1,772,535	$20,955	$10,756	$1,782,734
As of December 31, 2013
State and political subdivisions	$22,558	$823	$139	$23,242
Mortgage-backed securities (1)	1,145,800	13,296	13,749	1,145,347
Corporate bonds	255,316	1,304	6,324	250,296
Asset-backed securities	409,086	2,535	988	410,633
Other	2,699	—	—	2,699
Total	$1,835,459	$17,958	$21,200	$1,832,217

(1) All are residential type mortgage-backed securities

73

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)   Investment Securities, continued

The following summarizes securities held-to-maturity in an unrealized loss position as of December 31, 2014 and 2013 (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
As of December 31, 2014	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Mortgage-backed securities	126,514	917	17,053	337	143,567	1,254
Total unrealized loss position	$126,514	$917	$17,053	$337	$143,567	$1,254
As of December 31, 2013
State and political subdivisions	$1,595	$42	$—	$—	$1,595	$42
Mortgage-backed securities	259,870	3,523	—	—	259,870	3,523
Total unrealized loss position	$261,465	$3,565	$—	$—	$261,465	$3,565

The following summarizes securities available-for-sale in an unrealized loss position as of December 31, 2014 and 2013 (in thousands):

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
As of December 31, 2014	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
U.S. Treasuries	$34,180	$66	$—	$—	$34,180	$66
U.S. Government agencies	36,299	175	—	—	36,299	175
State and political subdivisions	2,481	19	—	—	2,481	19
Mortgage-backed securities	88,741	446	251,977	7,019	340,718	7,465
Corporate bonds	37,891	371	20,275	705	58,166	1,076
Asset-backed securities	221,359	1,592	40,952	363	262,311	1,955
Total unrealized loss position	$420,951	$2,669	$313,204	$8,087	$734,155	$10,756
As of December 31, 2013
State and political subdivisions	$4,539	$139	$—	$—	$4,539	$139
Mortgage-backed securities	334,996	6,480	175,865	7,269	510,861	13,749
Corporate bonds	137,318	4,494	54,130	1,830	191,448	6,324
Asset-backed securities	164,933	722	22,370	266	187,303	988
Total unrealized loss position	$641,786	$11,835	$252,365	$9,365	$894,151	$21,200

At December 31, 2014, there were 113 available-for-sale securities and 21 held-to-maturity securities that were in an unrealized loss position. Management does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of its amortized cost basis.  Unrealized losses at December 31, 2014 and 2013 were primarily attributable to changes in interest rates.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst’s reports.  No impairment charges were recognized during 2014, 2013 or 2012.

Realized gains and losses are derived using the specific identification method for determining the cost of the securities sold.

74

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)  Investment Securities, continued

The amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2014, by contractual maturity, are presented in the following table (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

US Treasuries:
1 to 5 years	$105,540	$105,709	$—	$—
	105,540	105,709	—	—
US Government agencies:
5 to 10 years	36,474	36,299	—	—
	36,474	36,299	—	—
State and political subdivisions:
Within 1 year	6,369	6,405	1,000	1,013
1 to 5 years	10,430	10,771	18,582	19,812
5 to 10 years	2,101	2,165	19,573	21,033
More than 10 years	848	892	9,002	9,803
	19,748	20,233	48,157	51,661
Corporate bonds:
Within 1 year	9,980	9,815	—	—
1 to 5 years	38,262	37,891	—	—
5 to 10 years	115,776	117,172	—	—
More than 10 years	1,000	750	—	—
	165,018	165,628	—	—
Asset-backed securities:
Within 1 year	9,590	9,505	—	—
1 to 5 years	256,986	257,886	—	—
5 to 10 years	58,581	58,966	—	—
More than 10 years	130,469	129,571	—	—
	455,626	455,928	—	—
Other:
Within 1 year	62	62	—	—
More than 10 years	2,055	2,055	—	—
	2,117	2,117	—	—
Total securities other than mortgage-backed securities:
Within 1 year	26,001	25,787	1,000	1,013
1 to 5 years	411,218	412,257	18,582	19,812
5 to 10 years	212,932	214,602	19,573	21,033
More than 10 years	134,372	133,268	9,002	9,803
Mortgage-backed securities	988,012	996,820	367,110	373,572
	$1,772,535	$1,782,734	$415,267	$425,233

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

75

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(6)   Investment Securities, continued
The following summarizes securities sales activities for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Proceeds from sales	$419,201	$39,731	$469,167
Gross gains on sales	$6,003	$264	$7,364
Gross losses on sales	(1,132)	(78)	(286)
Net gains on sales of securities	$4,871	$186	$7,078
Income tax expense attributable to sales	$1,902	$72	$2,753

At year-end 2014 and 2013, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

(7)  Loans and Allowance for Credit Losses

Major classifications of loans at December 31, 2014 and 2013 are summarized as follows (in thousands):

	2014	2013
Owner occupied commercial real estate	$1,163,480	$1,133,543
Income producing commercial real estate	598,537	623,167
Commercial & industrial	710,256	471,961
Commercial construction	196,030	148,903
Total commercial	2,668,303	2,377,574
Residential mortgage	865,789	875,077
Home equity lines of credit	465,872	440,887
Residential construction	298,627	328,579
Consumer installment	104,899	111,045
Indirect auto	268,629	196,104
Total loans	4,672,119	4,329,266
Less allowance for loan losses	(71,619)	(76,762)
Loans, net	$4,600,500	$4,252,504

At December 31, 2014 and 2013, $1.05 million and $977,000, respectively, in overdrawn deposit accounts were reclassified as commercial and industrial loans.  No specific allowance for loan losses was deemed necessary for these accounts at December 31, 2014 and 2013.

At December 31, 2014 and 2013, loans with a carrying value of $2.35 billion and $1.77 billion were pledged as collateral to secure FHLB advances and other contingent funding sources.

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
76

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)  Loans and Allowance for Credit Losses, continued

The following table presents the balance and activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2014, 2013 and 2012 (in thousands):

				Allocation
	Beginning	Charge-		of		Ending
Year Ended December 31, 2014	Balance	Offs	Recoveries	Unallocated	Provision	Balance
Owner occupied commercial real estate	$17,164	$(3,136)	$3,056	$1,278	$(2,321)	$16,041
Income producing commercial real estate	7,174	(1,611)	725	688	3,320	10,296
Commercial & industrial	6,527	(2,145)	1,698	318	(3,143)	3,255
Commercial construction	3,669	(235)	6	388	919	4,747
Residential mortgage	15,446	(7,502)	1,110	1,452	9,805	20,311
Home equity lines of credit	5,528	(2,314)	287	391	682	4,574
Residential construction	12,532	(3,176)	627	1,728	(1,108)	10,603
Consumer installment	1,353	(2,008)	1,226	—	160	731
Indirect auto	1,126	(540)	54	—	421	1,061
Unallocated	6,243	—	—	(6,243)	—	—
Total allowance for loan losses	76,762	(22,667)	8,789	—	8,735	71,619
Allowance for unfunded commitments	2,165	—	—	—	(235)	1,930
Total allowance for credit losses	$78,927	$(22,667)	$8,789	$—	$8,500	$73,549

				Allocation
	Beginning	Charge-		of		Ending
Year Ended December 31, 2013	Balance	Offs	Recoveries	Unallocated	Provision	Balance
Owner occupied commercial real estate	$17,265	$(24,965)	$1,305	$—	$23,559	$17,164
Income producing commercial real estate	10,582	(11,505)	640	—	7,457	7,174
Commercial & industrial	5,537	(18,914)	1,888	—	18,016	6,527
Commercial construction	8,389	(6,483)	69	—	1,694	3,669
Residential mortgage	19,117	(8,840)	611	—	4,558	15,446
Home equity lines of credit	7,525	(3,437)	104	—	1,336	5,528
Residential construction	26,662	(23,049)	173	—	8,746	12,532
Consumer installment	2,527	(2,184)	1,114	—	(104)	1,353
Indirect auto	220	(277)	40	—	1,143	1,126
Unallocated	9,313	—	—	—	(3,070)	6,243
Total allowance for loan losses	107,137	(99,654)	5,944	—	63,335	76,762
Allowance for unfunded commitments	—	—	—	—	2,165	2,165
Total allowance for credit losses	$107,137	$(99,654)	$5,944	$—	$65,500	$78,927

				Allocation
	Beginning	Charge-		of		Ending
Year Ended December 31, 2012	Balance	Offs	Recoveries	Unallocated	Provision	Balance
Owner occupied commercial real estate	$19,310	$(10,280)	$557	$—	$7,678	$17,265
Income producing commercial real estate	12,334	(12,782)	135	—	10,895	10,582
Commercial & industrial	5,681	(2,424)	1,104	—	1,176	5,537
Commercial construction	6,097	(5,411)	111	—	7,592	8,389
Residential mortgage	21,386	(12,885)	675	—	9,941	19,117
Home equity lines of credit	7,690	(4,377)	124	—	4,088	7,525
Residential construction	30,379	(24,260)	1,272	—	19,271	26,662
Consumer installment	2,124	(2,198)	824	—	1,777	2,527
Indirect auto	—	(16)	—	—	236	220
Unallocated	9,467	—	—	—	(154)	9,313
Total allowance for loan losses	114,468	(74,633)	4,802	—	62,500	107,137
Allowance for unfunded commitments	—	—	—	—	—	—
Total allowance for credit losses	$114,468	$(74,633)	$4,802	$—	$62,500	$107,137
77

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(7)   Loans and Allowance for Credit Losses, continued
The following table presents the recorded investment in loans by portfolio segment and the balance of the allowance for loan losses assigned to each segment based on the method of evaluating the loans for impairment as of December 31, 2014 and December 31, 2013 (in thousands):

	Allowance for Loan Losses
	December 31, 2014			December 31, 2013
	Individually	Collectively		Individually	Collectively
	evaluated for	evaluated for	Ending	evaluated for	evaluated for	Ending
	impairment	impairment	Balance	impairment	impairment	Balance
Owner occupied commercial real estate	$2,737	$13,304	$16,041	$1,023	$16,141	$17,164
Income producing commercial real estate	1,917	8,379	10,296	990	6,184	7,174
Commercial & industrial	15	3,240	3,255	66	6,461	6,527
Commercial construction	729	4,018	4,747	112	3,557	3,669
Residential mortgage	3,227	17,084	20,311	2,914	12,532	15,446
Home equity lines of credit	47	4,527	4,574	5	5,523	5,528
Residential construction	1,192	9,411	10,603	688	11,844	12,532
Consumer installment	18	713	731	224	1,129	1,353
Indirect auto	—	1,061	1,061	—	1,126	1,126
Unallocated	—	—	—	—	6,243	6,243
Total allowance for loan losses	9,882	61,737	71,619	6,022	70,740	76,762
Allowance for unfunded commitments	—	1,930	1,930	—	2,165	2,165
Total allowance for credit losses	$9,882	$63,667	$73,549	$6,022	$72,905	$78,927

	Loans Outstanding
	December 31, 2014			December 31, 2013
	Individually	Collectively		Individually	Collectively
	evaluated for	evaluated for	Ending	evaluated for	evaluated for	Ending
	impairment	impairment	Balance	impairment	impairment	Balance
Owner occupied commercial real estate	$34,654	$1,128,826	$1,163,480	$32,969	$1,100,574	$1,133,543
Income producing commercial real estate	24,484	574,053	598,537	27,239	595,928	623,167
Commercial & industrial	3,977	706,279	710,256	4,217	467,744	471,961
Commercial construction	12,321	183,709	196,030	13,715	135,188	148,903
Residential mortgage	18,775	847,014	865,789	20,167	854,910	875,077
Home equity lines of credit	478	465,394	465,872	505	440,382	440,887
Residential construction	11,604	287,023	298,627	14,808	313,771	328,579
Consumer installment	179	104,720	104,899	999	110,046	111,045
Indirect auto	—	268,629	268,629	—	196,104	196,104
Total loans	$106,472	$4,565,647	$4,672,119	$114,619	$4,214,647	$4,329,266

Management considers all loans that are on nonaccrual with a balance of $500,000 or greater and all TDRs to be impaired. In addition, management reviews all accruing substandard loans greater than $2 million to determine if the loan is impaired.  A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the original contractual terms of the loan will not be collected.  All TDRs are considered impaired regardless of accrual status.  Impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  For TDRs less than $500,000, impairment is estimated based on the average impairment of TDRs greater than $500,000 by loan category.  For loan types that do not have TDRs greater than $500,000, the average impairment for all TDR loans is used to quantify the amount of required specific reserve.  A specific reserve is established for impaired loans for the amount of calculated impairment.  Interest payments received on impaired nonaccrual loans are applied as a reduction of the outstanding principal balance.  For impaired loans not on nonaccrual status, interest is accrued according to the terms of the loan agreement.  Loans are evaluated for impairment quarterly and specific reserves are established in the allowance for loan losses for any measured impairment.
78

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)   Loans and Allowance for Credit Losses, continued

Each quarter, United’s management prepares an analysis of the allowance for credit losses to determine the appropriate balance that measures and quantifies the amount of probable incurred losses in the loan portfolio.  The allowance is comprised of specific reserves on individually impaired loans, which are determined as described above, and general reserves which are determined based on historical loss experience as adjusted for current trends and economic conditions multiplied by a loss emergence period factor.  Management uses eight quarters of historical loss experience weighted toward the most recent four quarters to determine the loss factors to be used in the reserve calculation for loans evaluated in the aggregate.  Eight quarters has been determined to be an appropriate time period as it is recent enough to be relevant to current conditions and covers a length of time sufficient to minimize distortions caused by nonrecurring and unusual activity that might otherwise influence a shorter time period.  In previous years, the weighted average was calculated by multiplying each quarter’s annualized historical net charge-off rate by 1 through 8, with 8 representing the most recent quarter and 1 representing the oldest quarter.  Management adopted this method of weighting quarterly loss rates to capture the rapidly deteriorating credit conditions in its loss factors during the financial crisis.  Now that credit conditions have begun to stabilize, management concluded in the first quarter of 2014 that it was appropriate to apply a more level weighting moving forward to capture the full range and impacts of credit losses experienced during the most recent economic and credit cycle.  For the four most recent quarters, management applied a weighting factor of 1.75.  For the four oldest quarters, management applied a weighting of 1.00 for each quarterly loss factor.  Management believes the current weightings are more appropriate to measure the probable losses incurred within the loan portfolio.

Also, beginning in the first quarter of 2014, management updated its measurement of the loss emergence period in the calculation of the allowance for credit losses.  The rapidly deteriorating credit conditions during the peak of the credit cycle shortened the length of time between management’s estimation of the incurrence of a loss and its recognition as a charge-off.  In most cases, the loss emergence period was within a twelve month period which made the use of annualized loss factors appropriate for measuring the amount of incurred yet unconfirmed credit losses within the loan portfolio.  As United has moved out beyond the peak of the financial crisis, management has observed that the loss emergence period has extended. Management calculates the loss emergence period for each pool of loans based on the average length of time between the date a loan first exceeds 30 days past due and the date the loan is charged off.

The updates to the weightings to the eight quarters of loss history and the update to our estimation of the loss emergence period did not have a material effect on the total allowance for loan losses or the provision for loan losses for 2014.  These updates resulted in the full allocation of the previously unallocated portion of the allowance for loan losses.

On junior lien home equity loans, management has limited ability to monitor the delinquency status of the first lien unless the first lien is also held by United.  As a result, management applies the weighted average historical loss factor for this category and appropriately adjusts it to reflect the increased risk of loss from these credits.

Management carefully reviews the resulting loss factors for each category of the loan portfolio and evaluates whether qualitative adjustments are necessary to take into consideration recent credit trends such as increases or decreases in past due, nonaccrual, criticized and classified loans, and other macro environmental factors such as changes in unemployment rates, lease vacancy rates and trends in property values and absorption rates.

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

A committee consisting of the Chief Credit Officer, Senior Risk Officer and the Senior Credit Officers meets monthly to review charge-offs that have occurred during the previous month.

Generally, closed-end retail loans (installment and residential mortgage loans) past due 90 cumulative days are written down to their collateral value less estimated selling costs unless the loan is well secured and in process of collection (within the next 90 days).  Open-end (revolving) retail loans which are past due 90 cumulative days from their contractual due date are generally charged off.
79

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)   Loans and Allowance for Credit Losses, continued

In 2013, management executed a plan to accelerate the disposition of classified assets including performing classified loans, nonperforming loans and foreclosed properties.  The purpose of the accelerated classified asset disposition plan was to resolve legacy credit problems remaining from the recent financial crisis and to accelerate the improvement of United’s credit measures toward pre-crisis levels.  The classified asset sales included individual note and foreclosed property sales and a large bulk sale of classified assets to a single investor.  The bulk sale included performing and nonperforming classified loans and foreclosed properties.  The assets were divided into four separate pools that were bid for separately by potential buyers.  A single purchaser was the high bidder for each of the four pools.

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

In the ordinary course of business, the Bank grants loans to executive officers, and directors of the holding company and the Bank, including their immediate families and companies with which they are associated.  Management believes that such loans are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers.  The following is a summary of such loans outstanding and the activity in these loans for the year ended December 31, 2014 (in thousands):

Balances at December 31, 2013	$2,898
New loans and advances	400
Repayments	(94)
Balances at December 31, 2014	$3,204

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired is presented below for the last three years (in thousands):

	2014			2013			2012
		Interest			Interest			Interest
		Revenue	Cash Basis		Revenue	Cash Basis		Revenue	Cash Basis
		Recognized	Interest		Recognized	Interest		Recognized	Interest
	Average	During	Revenue	Average	During	Revenue	Average	During	Revenue
	Balance	Impairment	Received	Balance	Impairment	Received	Balance	Impairment	Received
Owner occupied commercial real estate	$32,748	$1,647	$1,712	$31,935	$1,923	$2,044	$56,374	$2,602	$2,773
Income producing commercial real estate	25,920	1,270	1,311	27,789	1,630	1,763	58,182	2,392	2,497
Commercial & industrial	4,290	175	231	4,609	401	865	45,233	1,051	2,523
Commercial construction	12,156	455	458	13,946	633	720	45,489	875	1,268
Total commercial	75,114	3,547	3,712	78,279	4,587	5,392	205,278	6,920	9,061
Residential mortgage	20,132	873	869	20,906	1,091	1,066	22,923	1,032	1,158
Home equity lines of credit	518	21	22	507	23	22	1,003	26	32
Residential construction	13,058	576	575	14,558	993	1,023	46,410	1,527	2,054
Consumer installment	305	19	22	383	21	21	564	26	27
Indirect auto	—	—	—	—	—	—	—	—	—
Total	$109,127	$5,036	$5,200	$114,633	$6,715	$7,524	$276,178	$9,531	$12,332

80

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)   Loans and Allowance for Credit Losses, continued

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014			December 31, 2013
			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated

With no related allowance recorded:
Owner occupied commercial real estate	$12,025	$11,325	$—	$17,717	$14,458	$—
Income producing commercial real estate	8,311	8,311	—	12,644	9,747	—
Commercial & industrial	1,679	1,042	—	2,252	2,252	—
Commercial construction	—	—	—	974	974	—
Total commercial	22,015	20,678	—	33,587	27,431	—
Residential mortgage	2,569	1,472	—	4,496	3,634	—
Home equity lines of credit	—	—	—	—	—	—
Residential construction	4,338	3,338	—	9,462	7,807	—
Consumer installment	—	—	—	—	—	—
Indirect auto	—	—	—	—	—	—
Total with no related allowance recorded	28,922	25,488	—	47,545	38,872	—
With an allowance recorded:
Owner occupied commercial real estate	24,728	23,329	2,737	18,595	18,513	1,023
Income producing commercial real estate	16,352	16,173	1,917	17,490	17,490	990
Commercial & industrial	2,936	2,935	15	2,248	1,965	66
Commercial construction	12,401	12,321	729	12,821	12,741	112
Total commercial	56,417	54,758	5,398	51,154	50,709	2,191
Residential mortgage	17,732	17,303	3,227	17,119	16,533	2,914
Home equity lines of credit	478	478	47	505	505	5
Residential construction	8,962	8,266	1,192	8,469	7,001	688
Consumer installment	179	179	18	999	999	224
Indirect auto	—	—	—	—	—	—
Total with an allowance recorded	83,768	80,984	9,882	78,246	75,747	6,022
Total	$112,690	$106,472	$9,882	$125,791	$114,619	$6,022

There were no loans more than 90 days past due and still accruing interest at December 31, 2014 and 2013.  Nonaccrual loans at December 31, 2014 and 2013 were $17.9 million and $26.8 million, respectively.  Nonaccrual loans include both homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans.  United’s policy is to place loans on nonaccrual status, when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection.  When a loan is classified on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue.  Principal and interest payments received on a nonaccrual loan are applied to reduce outstanding principal.
81

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)   Loans and Allowance for Credit Losses, continued

The following table presents the recorded investment (unpaid principal less amounts charged-off) in nonaccrual loans by loan class as of December 31, 2014 and 2013 (in thousands):

	2014	2013
Owner occupied commercial real estate	$4,133	$5,822
Income producing commercial real estate	717	2,518
Commercial & industrial	1,571	427
Commercial construction	83	361
Total commercial	6,504	9,128
Residential mortgage	8,196	11,730
Home equity lines of credit	695	1,448
Residential construction	2,006	4,264
Consumer installment	134	249
Indirect auto	346	—
Total	$17,881	$26,819

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014 and 2013 by class of loans (in thousands):

	Loans Past Due				Loans Not
As of December 31, 2014	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Past Due	Total

Owner occupied commercial real estate	$1,444	$1,929	$1,141	$4,514	$1,158,966	$1,163,480
Income producing commercial real estate	2,322	1,172	—	3,494	595,043	598,537
Commercial & industrial	302	40	1,425	1,767	708,489	710,256
Commercial construction	—	—	66	66	195,964	196,030
Total commercial	4,068	3,141	2,632	9,841	2,658,462	2,668,303
Residential mortgage	5,234	2,931	3,278	11,443	854,346	865,789
Home equity lines of credit	961	303	167	1,431	464,441	465,872
Residential construction	1,172	268	1,395	2,835	295,792	298,627
Consumer installment	607	136	33	776	104,123	104,899
Indirect auto	200	146	141	487	268,142	268,629
Total loans	$12,242	$6,925	$7,646	$26,813	$4,645,306	$4,672,119

As of December 31, 2013

Owner occupied commercial real estate	$1,845	$705	$2,017	$4,567	$1,128,976	$1,133,543
Income producing commercial real estate	3,879	2,092	530	6,501	616,666	623,167
Commercial & industrial	2,349	223	88	2,660	469,301	471,961
Commercial construction	94	190	235	519	148,384	148,903
Total commercial	8,167	3,210	2,870	14,247	2,363,327	2,377,574
Residential mortgage	9,011	2,832	4,140	15,983	859,094	875,077
Home equity lines of credit	2,056	430	941	3,427	437,460	440,887
Residential construction	1,335	588	1,375	3,298	325,281	328,579
Consumer installment	1,058	358	24	1,440	109,605	111,045
Indirect auto	185	65	42	292	195,812	196,104
Total loans	$21,812	$7,483	$9,392	$38,687	$4,290,579	$4,329,266

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
82

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)   Loans and Allowance for Credit Losses, continued
Loans modified under the terms of a TDR during the twelve months ended December 31, 2014, 2013 and 2012 are presented in the table below.  In addition, the following table presents loans modified under the terms of a TDR that became 90 days or more delinquent during the twelve months ended December 31, 2014, 2013 and 2012, that were initially restructured within one year prior to becoming delinquent (dollars in thousands):

				Troubled Debt
				Restructurings That Have
		Pre-	Post-	Subsequently Defaulted
		Modification	Modification	Within the Previous Twelve
		Outstanding	Outstanding	Months
Troubled Debt Restructurings for the Year	Number of	Recorded	Recorded	Number of	Recorded
ended December 31, 2014	Contracts	Investment	Investment	Contracts	Investment
Owner occupied commercial real estate	12	$4,793	$4,793	1	$104
Income producing commercial real estate	3	1,459	1,459	—	—
Commercial & industrial	9	1,185	1,185	2	54
Commercial construction	6	829	829	—	—
Total commercial	30	8,266	8,266	3	158
Residential mortgage	39	3,622	3,445	9	892
Home equity lines of credit	1	36	36	—	—
Residential construction	4	1,262	1,262	—	—
Consumer installment	5	226	226	—	—
Indirect auto	—	—	—	—	—
Total loans	79	$13,412	$13,235	12	$1,050

Year ended December 31, 2013

Owner occupied commercial real estate	12	$6,326	$5,227	3	$670
Income producing commercial real estate	8	6,157	6,157	—	—
Commercial & industrial	14	1,464	1,208	1	35
Commercial construction	1	416	416	2	1,454
Total commercial	35	14,363	13,008	6	2,159
Residential mortgage	49	7,098	6,573	3	641
Home equity lines of credit	—	—	—	—	—
Residential construction	15	2,160	2,015	3	531
Consumer installment	11	80	80	5	29
Indirect auto	—	—	—	—	—
Total loans	110	$23,701	$21,676	17	$3,360

Year ended December 31, 2012

Owner occupied commercial real estate	31	$17,387	$15,865	6	$2,341
Income producing commercial real estate	23	17,063	17,063	1	946
Commercial & industrial	22	3,619	3,616	3	71
Commercial construction	20	34,014	33,934	3	4,224
Total commercial	96	72,083	70,478	13	7,582
Residential mortgage	64	14,404	13,575	10	650
Home equity lines of credit	3	728	728	—	—
Residential construction	49	19,909	17,400	16	5,728
Consumer installment	25	334	328	4	39
Indirect auto	—	—	—	—	—
Total loans	237	$107,458	$102,509	43	$13,999

83

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)   Loans and Allowance for Credit Losses, continued

The following table presents additional information on TDRs including the number of loan contracts restructured and the pre- and post-modification recorded investment (dollars in thousands):

	December 31, 2014			December 31, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
Owner occupied commercial real estate	54	$27,695	$26,296	45	$24,064	$22,399
Income producing commercial real estate	31	18,094	17,915	32	20,900	18,268
Commercial & industrial	32	2,848	2,847	36	3,527	3,245
Commercial construction	14	11,360	11,280	13	13,122	13,042
Total commercial	131	59,997	58,338	126	61,613	56,954
Residential mortgage	154	18,630	17,836	133	20,117	18,852
Home equity lines of credit	2	478	478	3	505	505
Residential construction	48	8,962	8,265	57	12,459	10,452
Consumer installment	17	179	179	26	203	203
Indirect auto	—	—	—	—	—	—
Total loans	352	$88,246	$85,096	345	$94,897	$86,966

Collateral dependent TDRs that subsequently default or are placed on nonaccrual are charged down to the fair value of the collateral consistent with United’s policy for nonaccrual loans.  Impairment on TDRs that are not collateral dependent continues to be measured based on discounted cash flows regardless of whether the loan has subsequently defaulted.

As of December 31, 2014 and 2013, United has allocated $9.72 million and $5.64 million, respectively, of specific reserves to customers whose loan terms have been modified in TDRs.  United committed to lend additional amounts totaling up to $51,000 and $6,000 as of December 31, 2014 and 2013, respectively, to customers with outstanding loans that are classified as TDRs.

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

Consumer Purpose Loans.  Beginning in the first quarter of 2014, United began to apply a pass / fail grading system to all consumer purpose loans.  Under the pass / fail grading system, consumer purpose loans meeting the criteria of substandard are classified as “fail” and all other loans are classified as “pass”.  For reporting purposes, consumer purpose loans classified as “fail” are reported in the performing substandard or nonaccrual columns and all other consumer purpose loans are reported in the “pass” column. The first quarter grading change resulted in decreases in loans categorized as “watch” for the consumer installment, residential mortgage and home equity lines of credit loan classifications. Loan balances reported in the “watch” column for residential mortgage are generally commercial purpose loans secured by the borrower’s residence.
84

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)   Loans and Allowance for Credit Losses, continued

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of December 31, 2014 and 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

			Substandard		Doubtful /
As of December 31, 2014	Pass	Watch	Performing	Nonaccrual	Loss	Total
Owner occupied commercial real estate	$1,094,057	$18,889	$46,401	$4,133	$—	$1,163,480
Income producing commercial real estate	560,559	16,701	20,560	717	—	598,537
Commercial & industrial	696,805	4,017	7,863	1,571	—	710,256
Commercial construction	190,070	2,311	3,566	83	—	196,030
Total commercial	2,541,491	41,918	78,390	6,504	—	2,668,303
Residential mortgage	814,168	11,594	31,831	8,196	—	865,789
Home equity lines of credit	459,881	—	5,296	695	—	465,872
Residential construction	280,166	5,535	10,920	2,006	—	298,627
Consumer installment	103,383	—	1,382	134	—	104,899
Indirect auto	267,709	—	574	346	—	268,629
Total loans	$4,466,798	$59,047	$128,393	$17,881	$—	$4,672,119

As of December 31, 2013
Owner occupied commercial real estate	$1,054,924	$29,714	$43,083	$5,822	$—	$1,133,543
Income producing commercial real estate	575,597	10,410	34,642	2,518	—	623,167
Commercial & industrial	456,563	5,382	9,589	427	—	471,961
Commercial construction	120,852	10,932	16,758	361	—	148,903
Total commercial	2,207,936	56,438	104,072	9,128	—	2,377,574
Residential mortgage	793,381	25,944	44,022	11,730	—	875,077
Home equity lines of credit	426,052	5,420	7,967	1,448	—	440,887
Residential construction	298,685	11,526	14,104	4,264	—	328,579
Consumer installment	107,029	1,229	2,538	249	—	111,045
Indirect auto	196,104	—	—	—	—	196,104
Total loans	$4,029,187	$100,557	$172,703	$26,819	$—	$4,329,266

(8)  Foreclosed Property

Major classifications of foreclosed properties at December 31, 2014 and 2013 are summarized as follows (in thousands):

	2014	2013
Commercial real estate	$639	$1,287
Commercial construction	15	—
Total commercial	654	1,287
Residential mortgage	1,259	3,380
Residential construction	473	736
Total foreclosed property	2,386	5,403
Less valuation allowance	(660)	(1,182)
Foreclosed property, net	$1,726	$4,221
Balance as a percentage of original loan unpaid principal	54.1%	44.5%
85

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(8)      Foreclosed Property, continued

Activity in the valuation allowance for foreclosed property is presented in the following table (in thousands):

	2014	2013	2012
Balance at beginning of year	$1,182	$6,954	$18,982
Additions charged to expense	691	3,065	6,951
Charge-offs upon disposition	(1,213)	(8,837)	(18,979)
Balance at end of year	$660	$1,182	$6,954

Expenses related to foreclosed assets include (in thousands):

	2014	2013	2012
Net (gain) loss on sales	$(1,395)	$1,641	$1,924
Provision for unrealized losses	691	3,065	6,951
Operating expenses, net of rental income	1,338	3,163	5,118
Total foreclosed property expense	$634	$7,869	$13,993

(9)      Premises and Equipment

Premises and equipment at December 31, 2014 and 2013 are summarized as follows, (in thousands):

	2014	2013
Land and land improvements	$79,525	$80,845
Buildings and improvements	113,105	114,048
Furniture and equipment	59,827	63,015
Construction in progress	1,861	510
	254,318	258,418
Less accumulated depreciation	(94,928)	(94,829)
Premises and equipment, net	$159,390	$163,589

Depreciation expense was $8.66 million, $9.40 million and $9.26 million for 2014, 2013 and 2012, respectively.

United leases certain branch properties and equipment under operating leases.  Rent expense was $2.14 million, $2.34 million and $2.30 million for 2014, 2013 and 2012, respectively.  United does not have any capital leases.  Rent commitments under operating leases, before considering renewal options that generally are present, were as follows (in thousands):

2015	$1,741
2016	1,376
2017	1,331
2018	1,009
2019	897
Thereafter	4,523
Total	$10,877

86

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(10)    SBA Servicing Rights
United accounts for SBA servicing rights at fair value and is included in other assets.  Changes in the balances of servicing assets and servicing liabilities subsequently measured using the fair value measurement method for the year ended December 31, 2014, are recorded as follows (in thousands):

ASC 860 Servicing Asset Rollforward
Fair value as of January 1, 2014	$—

Additions:

Acquired servicing rights	2,133

Originated servicing rights capitalized upon sale of loans	832

Subtractions:

Disposals	(152)

Changes in fair value:

Due to change in valuation inputs or assumptions used in the valuation model	(262)

Fair value as of December 31, 2014	$2,551

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the Company’s SBA Servicing Asset as of December 31, 2014, and the sensitivity of the fair values to immediate adverse changes in those assumptions are shown in the table below (in thousands):

Sensitivity of the SBA Servicing Asset As of December 31, 2014
Fair value of retained Servicing Assets	$2,551
Prepayment rate assumption	6.70%
10% adverse change	$(62)
20% adverse change	$(122)
Discount rate	12.0%
100 bps adverse change	$(85)
200bps adverse change	$(164)
Weighted-average life (months)	6.5
Weighted-average gross margin	2.00%

The above sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

87

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(11)    Deposits

At December 31, 2014, the contractual maturities of time deposits, including brokered time deposits, are summarized as follows (in thousands):

Maturing In:

2015	$1,001,274
2016	179,246
2017	38,505
2018	25,331
2019	13,596
thereafter	271,587
$1,529,539

At December 31, 2014 and 2013, United held $273 million in certificates of deposit obtained through the efforts of third party brokers.  The daily average balance of these brokered deposits totaled $294 million and $219 million in 2014 and 2013, respectively.  The brokered certificates of deposit at December 31, 2014 had maturities ranging from 20 to 21 years and are callable by United.  Most of the brokered certificates of deposit have been swapped in fair value hedging relationships to 90 day LIBOR minus a spread that currently exceeds LIBOR, thereby resulting in a negative yield.  United also has certain market-linked brokered deposits that are considered hybrid instruments that contain embedded derivatives that have been bifurcated from the host contract leaving host instruments paying a rate of 90 day LIBOR minus a spread that also result in a negative yield.

(12)    Federal Home Loan Bank Advances

At December 31, 2014, United had advances totaling $270 million from the FHLB all of which were fixed rate advances.  At December 31, 2013, United had advances totaling $120 million from the FHLB all of which were fixed rate advances.  With the exception of $125,000 that matures in 2016, the advances outstanding at December 31, 2014 had maturities of no more than 61 days with interest rates up to 0.24%.  At December 31, 2014, the weighted average interest rate on FHLB advances was .22%, compared to .19% as of December 31, 2013.  The FHLB advances are collateralized by owner occupied and income producing commercial real estate and residential mortgage loans, investment securities and FHLB stock.

At December 31, 2014, the maturities and current rates of outstanding advances were as follows (in thousands):

	Amount
Maturing In:	Maturing	Current Rate Range
2015	$270,000	0.18% - 0.24%
2016	125
	$270,125

88

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(13)      Long-term Debt
             Long-term debt at December 31, 2014 and 2013 consisted of the following (in thousands):
				Stated	Earliest
			Issue	Maturity	Call
	2014	2013	Date	Date	Date	Interest Rate

2013 senior debentures	$40,000	$40,000	2013	2018	2015	6.000%
2012 senior debentures	35,000	35,000	2012	2017	2017	9.000
Total senior debentures	75,000	75,000

United Community Capital Trust	21,650	21,650	1998	2028	2008	8.125
United Community Statutory Trust I	5,155	5,155	2000	2030	2010	10.600
United Community Capital Trust II	10,309	10,309	2000	2030	2010	11.295
Southern Bancorp Capital Trust I	4,382	4,382	2004	2034	2009	Prime + 1.00
United Community Statutory Trust II	12,131	12,131	2008	2038	2013	9.000
United Community Statutory Trust III	1,238	1,238	2008	2038	2013	Prime + 3.00
Total trust preferred securities	54,865	54,865

Total long-term debt	$129,865	$129,865

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

The trust preferred securities issued under United Community Statutory Trust II and United Community Statutory Trust III were issued with attached warrants that allowed the holder to redeem the trust preferred securities in exchange for common stock at the exercise price of $100 per share.  The warrants expired unexercised on October 31, 2013.

In the first quarter of 2015, United sent redemption notices with respect to the trust preferred securities issued under United Community Statutory Trust I and United Community Capital Trust II.  Such trust preferred securities will be redeemed in March 2015.  The redemption prices for United Community Statutory Trust I and United Community Capital Trust II expressed as a percentage of their respective par values, are 103.18% and 103.389%, respectively.
89

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(14)    Reclassifications Out of Accumulated Other Comprehensive Income

The following presents the details regarding amounts reclassified out of accumulated other comprehensive income for the years ended December 31, 2014, 2013 and 2012 (in thousands).

	Amounts Reclassified from Accumulated
	Other Comprehensive Income
Details about Accumulated Other	For the Years Ended December 31,			Affected Line Item in the Statement
Comprehensive Income Components	2014	2013	2012	Where Net Income is Presented

Realized gains on available-for-sale securities:
	$4,871	$186	$7,078	Securities gains, net
	(1,902)	(72)	(2,753)	Tax expense
	$2,969	$114	$4,325	Net of tax
Amortization of gains included in net income on available-for-sale securities transferred to held to maturity:
	$1,656	$731	$1,988	Investment securities interest revenue
	(622)	(282)	(773)	Tax expense
	$1,034	$449	$1,215	Net of tax
Amounts included in net income on derivative financial instruments accounted for as cash flow hedges:
Effective portion of interest rate contracts	$—	$852	$3,475	Loan interest revenue
Ineffective portion of interest rate contracts	—	52	237	Loan interest revenue
Effective portion of interest rate contracts	(764)	—	—	Time deposit interest expense
Effective portion of interest rate contracts	(223)	—	—	Money market deposit interest expense
Amortization of losses on de-designated positions	(79)	—	—	Deposits in banks and short-term investments interest revenue
Amortization of losses on de-designated positions	(198)	—	—	Money market deposit interest expense
Amortization of losses on de-designated positions	(234)			Federal Home Loan Bank advances interest expense
Amortization of losses on de-designated positions	(512)	—	—	Time deposit interest expense
	(2,010)	904	3,712	Total before tax
	782	(352)	(1,444)	Tax (expense) or benefit
	$(1,228)	$552	$2,268	Net of tax

Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan
Prior service cost	$(365)	$(365)	$(365)	Salaries and employee benefits expense
Actuarial losses	—	(167)	(250)	Salaries and employee benefits expense
	(365)	(532)	(615)	Total before tax
	142	207	240	Tax benefit
	$(223)	$(325)	$(375)	Net of tax
Total reclassifications for the period	$2,552	$790	$7,433	Net of tax
Amounts shown above in parentheses reduce earnings

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

During the years ended December 31, 2014, 2013 and 2012, United accrued dividends on preferred stock, including accretion of discounts, as shown in the following table (in thousands):

	2014	2013	2012
Series A - 6% fixed	$—	$12	$12
Series B - 5% fixed until December 6, 2013, 9% thereafter	159	10,401	10,465
Series D - LIBOR plus 9.6875%, resets quarterly	280	1,665	1,671
Total preferred stock dividends	$439	$12,078	$12,148

Series B preferred stock was issued at a discount.  Dividend amounts shown include discount accretion for each period.

The preferred stock dividends were subtracted from net income in order to arrive at net income available to common shareholders.  There were no dilutive securities outstanding at December 31, 2012.
90

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(15)    Earnings Per Share, continued

The following table sets forth the computation of basic and diluted net income per common share for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share data):
	2014	2013	2012
Net income available to common stockholders	$67,181	$261,062	$21,708
Income per common share:
Basic	1.11	4.44	.38
Diluted	1.11	4.44	.38
Weighted average common shares:
Basic	60,588	58,787	57,857
Effect of dilutive securities:
Stock options	2	1	—
Warrants	—	57	—
Diluted	60,590	58,845	57,857

At December 31, 2014, United had the following potentially dilutive stock options and warrants outstanding:  a warrant to purchase 219,909 shares of common stock at $61.40 per share; 313,555 shares of common stock issuable upon exercise of stock options granted to employees with a weighted average exercise price of $93.40; and 829,201 shares of common stock issuable upon completion of vesting of restricted stock awards.

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

(16)    Income Taxes

Income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 is as follows (in thousands):

	2014	2013	2012
Current	$1,224	$3,467	$1,050
Deferred	37,524	23,785	9,446
Increase (decrease) in valuation allowance	702	(265,440)	(9,446)

Total income tax expense (benefit)	$39,450	$(238,188)	$1,050
91

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(16)    Income Taxes, continued

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows (in thousands):

	2014	2013	2012
Pretax income at statutory rates	$37,475	$12,234	$12,217
Add (deduct):
State taxes, net of federal benefit	3,365	895	577
Bank owned life insurance earnings	(209)	(704)	(444)
Adjustment to reserve for uncertain tax positions	(200)	(426)	(577)
Tax-exempt interest revenue	(757)	(714)	(816)
Nondeductible interest expense	12	10	18
Equity compensation	—	676	255
Tax credits	(250)	(438)	(460)
Change in state statutory tax rate	—	1,003	—
Change in valuation allowance affecting other comprehensive income	—	12,174	—
(Decrease) increase in valuation allowance	702	(265,440)	(9,446)
Other	(688)	2,542	(274)

Total income tax expense (benefit)	$39,450	$(238,188)	$1,050

The following summarizes the sources and expected tax consequences of future taxable deductions (revenue) which comprise the net deferred tax asset at December 31, 2014 and 2013, which is included in other assets (in thousands):

	2014	2013
Deferred tax assets:
Allowances for loan losses	$27,563	$29,672
Net operating loss carry forwards	184,015	219,863
Deferred compensation	7,188	6,299
Reserve for losses on foreclosed properties	254	678
Nonqualified share based compensation	3,993	3,710
Accrued expenses	2,107	2,663
Investment in low income housing tax credit partnerships	1,856	1,335
Unamortized pension actuarial losses and prior service cost	1,862	1,252
Acquired intangible assets	593	326
Unrealized losses on securities available-for-sale	—	2,056
Unrealized losses on cash flow hedges	1,977	—
Other	1,477	3,985
Total deferred tax assets	232,885	271,839

Deferred tax liabilities:
Unrealized gains on securities available-for-sale	1,340	—
Unrealized gains on cash flow hedges	—	523
Premises and equipment	2,452	2,812
Loan origination costs	4,342	4,234
Gain from acquisition of Southern Community Bank	306	816
Prepaid expenses	626	836
Uncertain tax positions	4,195	—
Total deferred tax liabilities	13,261	9,221
Less valuation allowance	4,121	4,100
Net deferred tax asset	$215,503	$258,518
92

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(16)    Income Taxes, continued

The valuation allowance on deferred tax assets was $4.12 million and $4.10 million, respectively, at December 31, 2014 and 2013.  Management assesses the valuation allowance recorded against deferred tax assets at each reporting period.  The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.  Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.

In the second quarter of 2013, United reversed $272 million of its valuation on its net deferred tax asset.  United established a full valuation allowance on its deferred tax asset in 2010 due to the realization of significant losses and uncertainty about United’s future earnings forecasts.

At December 31, 2014 and 2013, based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of the net deferred tax asset will be realized based upon future taxable income.  The remaining valuation allowance of $4.12 million is related to specific state income tax credits that have short carryforward periods and are expected to expire unused.

United expects to realize $216 million in net deferred tax assets well in advance of the statutory carryforward period.  At December 31, 2014, $36 million of existing deferred tax assets were not related to net operating losses or credits, and therefore, have no expiration date.  At December 31, 2014, United had state net operating loss carryforwards of approximately $26.5 million that begin to expire in 2024, and approximately $64.8 million that begin to expire in 2029, and $526 million that begin to expire in 2028, if not previously utilized.  United has $427 million in federal net operating loss carryforwards that begin to expire in 2030, if not previously utilized.  United has $2.80 million of federal general business tax credits that begin to expire in 2028, if not previously utilized as well as $5.1 million in federal alternative minimum tax credits which have no expiration date.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence.  Management’s conclusion at December 31, 2014 that it was more likely than not that the net deferred tax assets of $216 million will be realized is based on management’s estimate of future taxable income.  Management’s estimate of future taxable income is based on internal forecasts which consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment.  If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all the deferred tax asset.  Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on United’s financial condition and results of operations.

A reconciliation of the beginning and ending unrecognized tax benefit related to uncertain tax positions is as follows (in thousands):

	2014	2013	2012
Balance at beginning of year	$4,503	$5,069	$5,985
Additions based on tax positions related to prior years	—	—	130
Additions based on tax positions related to the current year	374	352	500
Decreases resulting from a lapse in the applicable statute of limitations	(682)	(918)	(957)
Decreases based on settlements with taxing authorities	—	—	(589)
Balance at end of year	$4,195	$4,503	$5,069

Approximately $3.4 million of this amount would increase income from continuing operations, and thus affect United’s effective tax rate, if ultimately recognized into income.

It is United’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts.  In 2013 and 2012, United reversed $59,000 and $120,000, respectively, in previously recorded penalties and interest as a result of statute expiration on affected returns, settlement with a state taxing authority and a change in estimate relating to prior year tax positions.  No previously recorded penalties and interest were reversed in 2014.  No amounts were accrued for interest and penalties at December 31, 2014 or 2013.
93

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(16)    Income Taxes, continued

United and its subsidiaries file a consolidated U.S. federal income tax return, as well as file various returns in the states where its banking offices are located.  United’s federal and state income tax returns are no longer subject to examination by taxing authorities for years before 2011.

(17)    Pension and Employee Benefit Plans

United offers a defined contribution 401(k) and Profit Sharing Plan (the “401(k) Plan”) that covers substantially all employees meeting certain minimum service requirements.  The Plan allows employees to make pre-tax contributions to the 401(k) Plan and United matches these employee contributions up to 5% of eligible compensation, subject to Plan and regulatory limits.  Employees begin to receive matching contributions after completing one year of service and benefits vest after three years of service.  United’s Plan is administered in accordance with applicable laws and regulations.  Through March 31, 2012, United matched employee 401(k) Plan contributions dollar-for-dollar up to 5% of eligible compensation.  Effective April 1, 2012, the matching contribution was reduced in half to 50% of employee contributions up to 5% of eligible compensation.  Compensation expense from continuing operations related to the 401(k) Plan totaled $1.20 million, $1.24 million and $1.66 million in 2014, 2013 and 2012, respectively.  The 401(k) Plan allows employees to choose to invest among a number of investment options, including United’s common stock.  Effective January 1, 2015, United’s common stock was no longer offered as an investment option for new contributions.  During 2014, 2013 and 2012, the 401(k) Plan purchased 17,373, 48,996 and 86,350 common shares, respectively, directly from United at the average of the high and low stock price on the date of purchase.

United sponsors a non-qualified deferred compensation plan for its executive officers, certain other key employees and members of United’s Board of Directors and its community banks’ advisory boards of directors.  The deferred compensation plan provides for the pre-tax deferral of compensation, fees and other specified benefits.  The deferred compensation plan also permits each employee participant to elect to defer a portion of his or her base salary, bonus or vested restricted stock units and permits each director participant to elect to defer all or a portion of his or her director’s fees. Further, the deferred compensation plan allows for additional contributions by an employee, with matching contributions by United, for amounts that exceed the allowable amounts under the 401(k) Plan.  During 2014, 2013 and 2012, United recognized $24,000, $24,000 and $24,000, respectively, in matching contributions for this provision of the deferred compensation plan.  The Board of Directors may also elect to make a discretionary contribution to any or all participants.  The Board of Directors elected to make a discretionary contribution of 25,000 shares of United’s common stock in 2013 to the deferred compensation plan. No discretionary contributions were made in 2014 or 2012.

United also has an unfunded noncontributory defined benefit pension plan (“Modified Retirement Plan”) that covers certain executive officers and other key employees.  The Modified Retirement Plan provides a fixed annual retirement benefit to plan participants.  Expenses incurred for these post-retirement benefits were approximately $1.46 million, $1.60 million, and $1.87 million, for 2014, 2013 and 2012, respectively. United made contributions to the plan in the form of benefit payments to participant retirees of $304,000, $272,000 in 2014, and 2013, respectively.

Weighted-average assumptions used to determine pension benefit obligations at year end and net periodic pension cost are shown in the table below:

	2014	2013
Discount rate for disclosures	4.00%	4.50%
Discount rate for net periodic benefit cost	4.50%	4.00%
Rate of compensation increase	N/A	NA
Measurement date	12/31/2014	12/31/2013
94

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)    Pension and Employee Benefit Plans, continued

Information about changes in obligations and plan assets of the Modified Retirement Plan follows (in thousands):

	2014	2013
Accumulated benefit obligation:
Accumulated benefit obligation - beginning of year	$13,320	$13,155
Service cost	341	465
Interest cost	579	533
Actuarial (gains) losses	1,933	(561)
Benefits paid	(304)	(272)
Accumulated benefit obligation - end of year	15,869	13,320

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (in thousands):

	2014	2013	2012
Service cost	$341	$465	$597
Interest cost	579	533	537
Amortization of prior service cost	365	365	365
Amortization of net losses	—	167	250
Net periodic benefit cost	1,285	1,530	1,749

The estimated net loss and prior service costs for the Modified Retirement Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $271,000 and $365,000, respectively, as of December 31, 2014. The following benefit payments, which reflect expected future service, are expected (in thousands) for years 2015 – 2019 and the following five years are $321,000, $769,000, $795,000, $997,000, $988,000 and $5.08 million respectively

(18)    Derivatives and Hedging Activities

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

In conjunction with the FASB’s fair value measurement guidance, management made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting arrangements on a gross basis.
95

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(18)    Derivatives and Hedging Activities, continued

The table below presents the fair value of United’s derivative financial instruments as well as their classification on the consolidated balance sheet as of December 31, 2014 and 2013 (in thousands):

Derivatives Designated as Hedging Instruments under ASC 815

		Fair Value
	Balance Sheet	December 31,	December 31,
Interest Rate Products	Location	2014	2013
Cash flow hedge of money market deposits	Other assets	$—	$4,782
Fair value hedge of corporate bonds	Other assets	—	3,939
		$—	$8,721
Cash flow hedge of short-term debt	Other liabilities	$—	$3,368
Cash flow hedge of money market deposits	Other liabilities	350	$—
Fair value hedge of brokered CD’s	Other liabilities	5,817	19,970
Fair value hedge of corporate bonds	Other liabilities	—	2,308
		$6,167	$25,646

Derivatives not Designated as Hedging Instruments under ASC 815

		Fair Value
	Balance Sheet	December 31,	December 31,
Interest Rate Products	Location	2014	2013
Customer swap positions	Other assets	$3,433	$898
Dealer offsets to customer swap positions	Other assets	128	1,347
Bifurcated embedded derivatives	Other assets	12,262	12,867
Offsetting positions for de-designated cash flow hedges	Other assets	4,776	—
		$20,599	$15,112
Customer swap positions	Other liabilities	$129	$1,347
Dealer offsets to customer swap positions	Other liabilities	3,456	915
Dealer offsets to bifurcated embedded derivatives	Other liabilities	17,467	18,324
De-designated cash flow hedge	Other liabilities	4,778	—
		$25,830	$20,586

Risk Management Objective of Using Derivatives

Derivative contracts that are not accounted for as hedging instruments under ASC 815, Derivatives and Hedging and are described as “customer derivatives” are between United and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap program.  United also has three interest rate swap contracts that are not designated as hedging instruments but are economic hedges of market linked brokered certificates of deposit.  The market linked brokered certificates of deposit contain embedded derivatives that are bifurcated from the host instruments and marked to market through earnings.  The offsetting dealer swaps are economic hedges of the bifurcated embedded derivatives.
96

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)    Derivatives and Hedging Activities

Cash Flow Hedges of Interest Rate Risk

United’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, United primarily uses interest rate swaps as part of its interest rate risk management strategy.  At December 31, 2014, United’s interest rate swaps designated as cash flow hedges involve the payment of fixed-rate amounts to a counterparty in exchange for United receiving variable-rate payments over the life of the agreements without exchange of the underlying notional amount.  United’s one current cash flow hedge is for the purpose of converting variable rate deposits to a fixed rate to protect the company in a rising rate environment.  The swap has a notional amount of $175 million and is forward starting and does not begin interest settlements until 2015.  At December 31, 2013, United had three swap contracts outstanding with a notional amount of $200 million that were designated as cash flow hedges of future issuances of three-month brokered deposits or other LIBOR based floating rate wholesale borrowings and three swap contracts outstanding with a total notional amount of $375 million that were designated as cash flow hedges of indexed money market accounts.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense when the swaps become effective in 2014, as interest payments are made on United’s LIBOR based, variable-rate wholesale borrowings and indexed deposit accounts.  United’s forward starting active cash flow hedges of floating rate liabilities will begin to become effective over the next twelve months.  United recognized $107,000 in hedge ineffectiveness gains on active cash flow hedges in 2014 in money market interest expense.  United recognized $70,000 in hedge ineffectiveness losses on active cash flow hedges in 2013 in deposit interest expense.  No such hedge ineffectiveness gains or losses were recognized on active cash flow hedges in 2012 or 2011.  United expects that $3.34 million will be reclassified as an increase to deposit interest expense over the next twelve months related to these cash flow hedges.

During the years ended December 31, 2013 and 2012, United accelerated the reclassification of $52,000 and $237,000, respectively, in gains from terminated positions as a result of the forecasted transactions becoming probable not to occur.  These amounts were recognized in loan interest revenue as hedge ineffectiveness.

Fair Value Hedges of Interest Rate Risk

United is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in interest rates.  United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in interest rates. Interest rate swaps designated as fair value hedges of brokered deposits involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate swaps designated as fair value hedges of fixed rate investments involve the receipt of variable-rate payments from a counterparty in exchange for United making fixed rate payments over the life of the instrument without the exchange of the underlying notional amount.  At December 31, 2014, United had 16 interest rate swaps with an aggregate notional amount of $197 million that were designated as fair value hedges of interest rate risk and were pay-variable / receive-fixed swaps hedging the changes in the fair value of fixed rate brokered time deposits resulting from changes in interest rates.  At December 31, 2013, United had 24 interest rate swaps with an aggregate notional amount of $285 million that were designated as fair value hedges of interest rate risk.  Eight of the interest rate swaps outstanding at December 31, 2013 with an aggregate notional amount of $86 million were receive-variable / pay-fixed swaps that were used for the purpose of hedging changes in the fair value of corporate bonds resulting from changes in interest rates.  The other 16 were pay-variable / receive-fixed swaps hedging the changes in the fair value of fixed rate brokered time deposits resulting from changes in interest rates.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings.  United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives.  During the year ended December 31, 2014, United recognized a net loss of $1.28 million related to ineffectiveness in the fair value hedging relationships.  During the years ended December 31, 2013 and 2012,  United recognized net gains of $1.07 million and $870,000 respectively, related to ineffectiveness of the fair value hedging relationships.  Offsetting the 2012 gain was the write off of $449,000 in prepaid broker fees on brokered deposits.  The prepaid broker fees were related to the brokered deposits (hedged item) that were called and resulted in a portion of the ineffectiveness gain.  United also recognized a net reduction of interest expense of $4.61 million, $4.67 million and $2.42 million for the years ended December 31, 2014, 2013 and 2012, respectively, related to United’s fair value hedges of brokered time deposits, which includes net settlements on the derivatives.  United recognized a $1.33 million reduction of interest revenue on securities during 2013 related to United’s fair value hedges of corporate bonds.
97

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)    Derivatives and Hedging Activities, continued

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of United’s derivative financial instruments on the consolidated statement of income for the years ended December 31, 2014, 2013 and 2012.

Derivatives in Fair Value Hedging Relationships (in thousands):

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss) Recognized in			Amount of Gain (Loss) Recognized in
	in Income	Income on Derivative			Income on Hedged Item
	on Derivative	2014	2013	2012	2014	2013	2012
Fair value hedges of brokered CD’s	Interest expense	$13,400	$(16,433)	$540	$(14,357)	$16,981	$330
Fair value hedges of corporate bonds	Interest revenue	(2,487)	6,285	—	2,163	(5,765)	—
		$10,913	$(10,148)	$540	$(12,194)	$11,216	$330

Derivatives in Cash Flow Hedging Relationships (in thousands):

	Amount of Gain (Loss) Recognized in			Gain (Loss) Reclassified from Accumulated Other
	Other Comprehensive Income on			Comprehensive Income into Income				Gain (Loss) Recognized in Income on Derivative
	Derivative (Effective Portion)			(Effective Portion)				(Ineffective Portion)
	2014	2013	2012	Location	2014	2013	2012	Location	2014	2013	2012
				Interest revenue	$(79)	$904	$3,712
				Interest expense	(1,931)	—	—
Interest rate swaps	$(8,437)	$10,084	$(8,739)		$(2,010)	$904	$3,712	Interest expense	$(107)	$70	$—

In certain cases, the estate of deceased brokered certificate of deposit holders may put the certificate of deposit back to the issuing bank at par upon the death of the holder.  When these death puts occur, a gain or loss is recognized for the difference between the carrying value and the par amount of the deposits put back.  The change in the fair value of brokered time deposits that are being hedged in fair value hedging relationships reported in the table above include gains and losses from death puts and such gains and losses are included in the amount of reported ineffectiveness gains or losses.

Credit-risk-related Contingent Features

United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each counterparty.  The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts.  The details of these agreements, including the minimum thresholds, vary by counterparty.  As of December 31, 2014, collateral totaling $32.8 million was pledged toward derivatives in a liability position.

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
98

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(19)    Regulatory Matters

Capital Requirements

United and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, as revised by the Basel III Capital Rules effective as of January 1, 2015, United and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures (as defined) established by regulation to ensure capital adequacy require United and the Bank to maintain minimum amounts and ratios of total capital and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets.

As of December 31, 2014, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time.  To be categorized as well-capitalized at December 31, 2014, the Bank must have exceeded the well-capitalized guideline ratios in effect at such time, as set forth in the table below and have met certain other requirements.  Management believes that the Bank exceeded all well-capitalized requirements at December 31, 2014, and there have been no conditions or events since year-end that would change the status of well-capitalized.  The regulatory designation of “well-capitalized” under prompt corrective action regulations is not applicable to United (a bank holding company).  However, Regulation Y defines “well-capitalized” for a bank holding company for the purpose of determining eligibility for a streamlined review process for acquisition proposals.  For such purposes, “well-capitalized” at December 31, 2014, required that United maintain a minimum Tier 1 risk-based capital ratio of 6% and a minimum Total risk-based capital ratio of 10%.

Regulatory capital ratios at December 31, 2014 and 2013, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under prompt corrective action provisions in effect at such times are presented below for United and the Bank (dollars in thousands):

Regulatory Matters

	Regulatory		United Community Banks, Inc.
	Guidelines		(consolidated)		United Community Bank
		Well
	Minimum	Capitalized	2014	2013	2014	2013
Risk-based ratios:
Tier 1 capital	4.0%	6.0%	12.05%	12.74%	12.84%	13.55%
Total capital	8.0	10.0	13.30	13.99	14.09	14.80
Leverage ratio	3.0		8.69	9.08	9.25	9.61
Tier 1 capital			$642,663	$649,162	$683,332	$686,687
Total capital			709,408	713,063	749,927	750,216
Risk-weighted assets			5,332,822	5,097,091	5,320,615	5,066,948
Average total assets			7,396,450	7,150,360	7,385,048	7,142,050

Effective January 1, 2015, the Basel III Capital Rules revised the framework for prompt corrective action by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized.

Management believes that, as of December 31, 2014, United and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.
99

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19)    Regulatory Matters

Cash, Dividend, Loan and Other Restrictions

At December 31, 2014 and 2013, the Bank did not have a required reserve balance at the Federal Reserve Bank of Atlanta.  Federal and state banking regulations place certain restrictions on dividends paid by the Bank to United.  In addition, dividends paid to United require pre-approval of the Georgia Department of Banking and Finance and the FDIC while the Bank has an accumulated deficit (negative retained earnings).  During 2014, the Bank received regulatory approval to pay cash dividends to United of $129 million.

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

(20)    Commitments and Contingencies

The following table summarizes, as of December 31, 2014 and 2013, the contract amount of off-balance sheet instruments (in thousands):

	2014	2013
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$878,160	$747,170
Letters of credit	19,861	19,846
Minimum Lease Payments	10,877	6,310

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

United maintains an allowance for unfunded loan commitments which is included in the balance of other liabilities in the consolidated balance sheet.  The allowance for unfunded loan commitments is determined as part of the quarterly analysis of the allowance for credit losses and is based on probable incurred losses in United’s unfunded loan commitments that are expected to result in funded loans.

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
100

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(21)    Preferred Stock

United may issue preferred stock in one or more series, up to a maximum of 10,000,000 shares. Each series shall include the number of shares issued, preferences, special rights and limitations as determined by the Board of Directors.

On December 31, 2013, United redeemed 21,700 shares of its Series A Non-Cumulative Preferred.  On December 27, 2013, United redeemed 75,000 shares of the Fixed Rate Cumulative Perpetual Preferred Stock, Series B and redeemed the remaining 105,000 shares on January 10, 2014. On March 3, 2014, United redeemed 16,613 shares of the Cumulative Perpetual Preferred Stock, Series D. There are no preferred shares outstanding at December 31, 2014.

(22)    Shareholders’ Equity

In 2007, the shareholders approved the Amended and Restated 2000 Key Employee Stock Option Plan (“2000 Plan”). Under the original terms of the 2000 Plan, awards of 500,000 options, restricted stock awards, stock awards, performance share awards or stock appreciation rights could be granted for shares of United’s common stock.  In 2012, shareholders approved an amendment to increase the number of shares available for grant.  Options granted under the 2000 Plan can have an exercise price no less than the fair market value at the date of grant.  The general terms of the 2000 Plan include a vesting period (usually four years) with an exercisable period not to exceed ten years.  Certain option and restricted stock grants provide for accelerated vesting if there is a change in control of United or certain other conditions are met (as defined in the plan document).  As of December 31, 2014, 460,000 additional awards could be granted under the 2000 Plan.  Through December 31, 2014, incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards, base salary stock grants and performance share awards had been granted under the 2000 Plan.

Restricted stock and options outstanding and activity for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	Restricted Stock		Options
		Weighted		Weighted	Weighted
		Average		Average	Average	Aggregate
		Grant Date		Exercise	Remaining	Intrinsic
	Shares	Fair Value	Shares	Price	Term (Yrs.)	Value (000’s)
December 31, 2011	414,644	$12.19	583,647	$94.48
Granted	200,612	8.73	—	—
Exercised	(114,673)	14.77	—	—
Cancelled	(14,999)	10.25	(101,119)	78.98
December 31, 2012	485,584	10.72	482,528	97.73
Granted	876,583	14.74	5,000	15.09
Exercised	(195,366)	13.16	—	—
Cancelled	(93,125)	8.78	(136,756)	94.37
December 31, 2013	1,073,676	13.73	350,772	97.87
Granted	97,016	17.33	10,000	16.71
Exercised	(336,691)	12.23	—	—
Cancelled	(4,800)	13.78	(47,217)	110.33
December 31, 2014	829,201	14.76	313,555	93.40	2.78	$120
Vested / Exercisable
at December 31, 2014	7,580	9.90	297,305	97.66	2.44	63

During 2013 and 2012, 9,344 shares and 20,489 shares of common stock, respectively, having a grant date fair value of $108,000, and $172,000, respectively, were granted to certain executive officers over the course of the year as part of their base compensation with no restrictions or vesting requirement.  Those shares are included in the table above as granted and exercised within the same year.  The grant date fair value was included in compensation expense during 2013 and 2012.  No such grants were made in 2014.
101

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22)    Shareholders’ Equity, continued

The following is a summary of stock options outstanding at December 31, 2014:

Options Outstanding				Options Exercisable
		Weighted	Average		Weighted
Shares	Range	Average Price	Remaining Life	Shares	Average Price
26,823	$10.00 - 30.00	$14.96	8.02	10,573	$14.15
44,777	30.01 - 50.00	31.67	4.15	44,777	31.67
72,318	50.01 - 70.00	66.31	3.13	72,318	66.31
2,075	70.01 - 90.00	77.53	3.25	2,075	77.53
28,950	90.01 - 110.00	107.28	0.32	28,950	107.28
17,228	110.01 - 130.00	111.38	0.49	17,228	111.38
115,981	130.01 - 150.00	143.69	1.80	115,981	143.69
5,403	150.01 - 170.00	152.10	2.21	5,403	152.10
313,555	10.00 - 170.00	93.40	2.78	297,305	97.66

The weighted average fair value of options granted in 2014 and 2013 was $9.49 and $5.10 respectively.  No options were granted in 2012.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes model.  The decrease in United’s stock price through 2010 has rendered most of its outstanding options severely out of the money and potentially worthless to the grantee.  Therefore historical exercise patterns do not provide a reasonable basis for determining the expected life of new option grants.  United therefore uses the formula provided by the SEC in Staff Accounting Bulletin No. 107 to determine the expected life of the options.

The weighted average assumptions used to determine the fair value of options are presented in the table below:

	2014	2013	2012
Expected volatility	66%	30%	NA
Expected dividend yield	1.0%	0.0%	NA
Expected life (in years)	6.25	6.25	NA
Risk free rate	2.1%	2.0%	NA

Compensation expense relating to options of $15,000 and $256,000, respectively, was included in earnings for 2014 and 2012.  For 2013, United recognized a credit to compensation expense of $51,000 due to forfeitures of unvested options which exceeded option expense for that year.  A deferred income tax benefit related to stock option expense of $6,000 and $99,000 was included in the determination of income tax expense in 2014 and 2012, respectively.  For 2013, United reversed previously recognized deferred taxes of $20,000 related to the forfeited options.  The amount of compensation expense for all periods was determined based on the fair value of options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period.  The forfeiture rate for options is estimated to be approximately 3% per year.  There were no options exercised during 2014, 2013 and 2012.

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of United’s common stock on the date of grant.  The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period.  Compensation expense recognized in the consolidated statement of operations for restricted stock in 2014, 2013 and 2012 was $4.29 million, $2.85 million and $1.66 million, respectively.  The total intrinsic value of restricted stock at December 31, 2014 was approximately $15.7 million.

As of December 31, 2014, there was $9.56 million of unrecognized compensation cost related to nonvested stock options and restricted stock granted under the 2000 Plan.  The cost is expected to be recognized over a weighted-average period of 2.89 years.  The aggregate grant date fair value of options and restricted stock that vested during 2014 was $3.98 million.

United sponsors a Dividend Reinvestment and Stock Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from the Company.  The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission.  The DRIP had previously been suspended but was re-activated in 2014 when United restored its quarterly dividend.  In 2014, 191 shares were issued under the DRIP.  No shares were issued under the DRIP in 2013 or 2012.
102

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22)    Shareholders’ Equity, continued

United’s 401(k) Plan regularly purchases shares of United’s common stock directly from United.  During 2014, 2013 and 2012, United’s 401(k) Plan purchased 17,373 shares, 48,996 shares and 86,350 shares, respectively, directly from United at the average of the high and low stock prices on the transaction dates.  Effective January 1, 2015, the 401(k) Plan discontinued offering shares of United’s common stock as an investment option.  In addition, United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges.  During 2014, 2013 and 2012 United issued 10,506 shares, 13,982 shares and 23,555 shares, respectively through the ESPP.  Effective January 1, 2015, the discount was increased to 10% on purchases made through the ESPP.

United offers its common stock as an investment option in its deferred compensation plan.  The common stock component is accounted for as an equity instrument and is reflected in the consolidated balance sheet as common stock issuable.  The deferred compensation plan does not allow for diversification once an election is made to invest in United stock and settlement must be accomplished in shares at the time the deferral period is completed.  United also allows restricted stock grantees to defer all or a portion of their restricted stock in the deferred compensation plan upon vesting.  At December 31, 2014 and 2013, United had 357,984 and 241,832 shares, respectively, of its common stock that was issuable under the deferred compensation plan.

(23)    Assets and Liabilities Measured at Fair Value

Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability.  As a basis for considering market participant assumptions in fair value measurements, the Financial Accounting Standards Board’s Accounting Standards Codification Topic 820 (“ASC 820”) Fair Value Measurements and Disclosures establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).  United has processes in place to review the significant valuation inputs and to reassess how the instruments are classified in the valuation framework.

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

Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds, corporate debt securities and asset-backed securities and are valued based on observable inputs that include: quoted market prices for similar assets, quoted market prices that are not in an active market, or other inputs that are observable in the market and can be corroborated by observable market data for substantially the full term of the securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.  Securities classified as Level 3 are valued based on estimates obtained from broker-dealers and are not directly observable.
103

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(23)    Assets and Liabilities Measured at Fair Value, continued

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

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or fair value. The fair value of mortgage loans held for sale is based on what secondary markets are currently offering for mortgage loans with similar characteristics.

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

Derivative Financial Instruments

United uses interest rate swaps and interest rate floors to manage its interest rate risk.  The valuation of these instruments is typically determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments.  The variable cash payments are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

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
104

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(23)    Assets and Liabilities Measured at Fair Value, continued

Derivative Financial Instruments, continued

Although management has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2014, management had assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  Additionally, in the review of the structured derivative inputs, it was determined that the broker quotes, used as a key valuation input, were not observable consistent with a level 2 disclosure. This resulted in the Bank transferring them to a level 3 in the ASC 820 leveling disclosures as of December 31, 2014.

SBA Servicing Rights

As United expanded its SBA lending and subsequent loan sales activities, a servicing asset has been recognized (per ASC 860).  This asset is recorded at fair value on recognition, and management has elected to carry this asset at fair value for subsequent reporting.  Given the nature of the asset, the key valuation inputs are unobservable and management discloses this asset as level 3.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasury securities	$105,709	$—	$—	$105,709
U.S. Agencies	—	36,299	—	36,299
State and political subdivisions	—	20,233	—	20,233
Mortgage-backed securities	—	996,820	—	996,820
Corporate bonds	—	164,878	750	165,628
Asset-backed securities	—	455,928	—	455,928
Other	—	2,117	—	2,117
Deferred compensation plan assets	3,864	—	—	3,864
SBA servicing rights	—	—	2,551	2,551
Derivative financial instruments	—	8,337	12,262	20,599
Total assets	$109,573	$1,684,612	$15,563	1,809,748
Liabilities:
Deferred compensation plan liability	$3,864	$—	$—	$3,864
Derivative financial instruments	—	13,018	18,979	31,997
Total liabilities	$3,864	$13,018	$18,979	$35,861

December 31, 2013	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale
State and political subdivisions	$—	$23,242	$—	$23,242
Mortgage-backed securities	—	1,145,347	—	1,145,347
Corporate bonds	—	249,946	350	250,296
Asset-backed securities	—	410,633	—	410,633
Other	—	2,699	—	2,699
Deferred compensation plan assets	3,496	—	—	3,496
Derivative financial instruments	—	23,833	—	23,833
Total assets	$3,496	$1,855,700	$350	$1,859,546
Liabilities:
Deferred compensation plan liability	$3,496	$—	$—	$3,496
Derivative financial instruments	—	46,232	—	46,232
Total liabilities	$3,496	$46,232	$—	$49,728

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(23)    Assets and Liabilities Measured at Fair Value, continued

Assets and Liabilities Measured at Fair Value on a Recurring Basis, continued

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as level 3 values (in thousands):

	2014				2013	2012
	Derivative Asset	Derivative Liability	SBA servicing rights	Securities Available-for- Sale	Securities Available-for- Sale	Securities Available-for- Sale
Balance at beginning of period	$—	$—	$—	$350	$350	$350
Purchases	—	—	2,133	—	—	—
Additions	—	—	832	—	—	—
Sales and settlements	—	—	(152)	—	—	—
Other comprehensive income	—	—	—	400	—	—
Amounts included in earnings - fair value adjustments	—	—	(262)	—	—	—
Transfers between valuation levels, net	12,262	18,979	—	—	—	—
Balance at end of period	$12,262	$18,979	$2,551	$750	$350	$350

The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis at December 31, 2014 and 2013 (in thousands):

Level 3 Assets	2014 Fair Value	2013 Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average

SBA Servicing Rights	$2,551	$—	Discounted cash flow	Discount rate Prepayment Rate	12.0 6.70	% %

Corporate Bonds	750	350	Indicative bid provided by a broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	N/	A

Derivatives assets	12,262	—	Dealer Priced	Dealer Priced	N/	A

Derivative liabilities	18,979	—	Dealer Priced	Dealer Priced	N/	A
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis.  These include assets that are measured at the lower of cost or fair value that were recognized at fair value below cost at the end of the period.  The table below presents United’s assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets
Loans	$—	$—	$83,541	$83,541
Foreclosed properties			1,555	1,555
Total	$—	$—	$85,096	$85,096

December 31, 2013
Assets
Loans	$—	$—	$82,798	$82,798
Foreclosed properties			3,747	3,747
Total	$—	$—	$86,545	$86,545

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(23)    Assets and Liabilities Measured at Fair Value, continued

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

United’s cash and cash equivalents and repurchase agreements have short maturities and therefore the carrying value approximates fair value.  The fair value of securities available-for-sale equals the balance sheet value.  Due to the short-term settlement of accrued interest receivable and payable, the carrying amount closely approximates fair value.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(23)    Assets and Liabilities Measured at Fair Value, continued

Assets and Liabilities Not Measured at Fair Value, continued

The carrying amount and fair values for other financial instruments that are not measured at fair value on a recurring basis in United’s balance sheet at December 31, 2014 and 2013 are as follows (in thousands):

	Carrying		Fair Value Level
December 31, 2014	Amount	Level 1	Level 2	Level 3	Total
Assets:
Securities held to maturity	$415,267	$—	$425,233	$—	$425,233
Loans, net	4,600,500	—	—	4,549,027	4,710,559
Mortgage loans held for sale	13,737	—	14,139	—	14,139

Liabilities:
Deposits	6,326,513	—	6,328,264	—	6,328,264
Federal Home Loan Bank advances	270,125	—	270,125	—	270,125
Long-term debt	129,865	—	—	132,814	132,814

December 31, 2013
Assets:
Securities held to maturity	479,742	—	485,585	—	485,585
Loans, net	4,252,504	—	—	4,165,591	4,165,591
Mortgage loans held for sale	10,319	—	10,529	—	10,529

Liabilities:
Deposits	6,201,505	—	6,204,815	—	6,204,815
Federal Home Loan Bank advances	120,125	—	120,125	—	120,125
Long-term debt	129,865	—	—	130,262	130,262

(24)	Subsequent Events

On January 27, 2015, United announced that it had entered into a definitive merger agreement to acquire MoneyTree Corporation (“MoneyTree“) and its wholly-owned bank subsidiary, First National Bank (“FNB”). MoneyTree and FNB are headquartered in Lenoir City, Tennessee and FNB currently operates 10 branches in east Tennessee.  At December 31, 2014, FNB had $425 million in assets, $354 million in deposits and $253 million in loans.  The resulting combination will enhance both United’s position in key growth markets in east Tennessee and its ability to offer expanded banking products to FNB’s customer base.

Under the terms of the merger agreement, MoneyTree shareholders will receive merger consideration consisting of 80 percent common stock of United and 20 percent cash in the aggregate, with a fixed exchange ratio that is valued at approximately $52 million based on United’s January 27, 2015 closing price of $17.65 per share.  Completion of the transaction is subject to customary closing conditions, including the receipt of required regulatory approvals and the approval of MoneyTree’s shareholders.  The transaction is expected to close in the second quarter of 2015.
108

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(25)	Condensed Financial Statements of United Community Banks, Inc. (Parent Only)

Statement of Income
For the Years Ended December 31, 2014, 2013 and 2012

(in thousands)

	2014	2013	2012

Dividends from bank and other subsidiaries	$132,000	$50,000	$—
Shared service fees from subsidiaries	8,057	6,764	6,714
Other	424	1,217	1,169
Total income	140,481	57,981	7,883

Interest expense	11,550	10,977	10,201
Other expense	9,868	8,658	8,717
Total expenses	21,418	19,635	18,918
Income tax benefit	2,357	24,862	398
Income (loss) before equity in undistributed loss of subsidiaries	121,420	63,208	(10,637)
Equity in undistributed earnings of subsidiaries	(53,800)	209,932	44,493
Net income	$67,620	$273,140	$33,856

Balance Sheet
As of December 31, 2014 and 2013

(in thousands)

Assets

	2014	2013

Cash	$31,967	$36,338
Investment in subsidiaries	816,919	869,665
Other assets	32,295	34,972
Total assets	$881,181	$940,975

Liabilities and Shareholders’ Equity

Long-term debt	$129,865	$129,865
Other liabilities	11,739	15,395
Total liabilities	141,604	145,260
Shareholders’ equity	739,577	795,715
Total liabilities and shareholders’ equity	$881,181	$940,975

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(25)	Condensed Financial Statements of United Community Banks, Inc. (Parent Only), continued

Statement of Cash Flows
For the Years Ended December 31, 2014, 2013 and 2012

(in thousands)

	2014	2013	2012
Operating activities:
Net income	$67,620	$273,140	$33,856
Adjustments to reconcile net income to net cash used in
operating activities:
Equity in undistributed earnings of the subsidiaries	53,800	(209,932)	(44,493)
Depreciation, amortization and accretion	22	82	142
Stock-based compensation	4,304	3,045	1,976
Change in assets and liabilities:
Other assets	2,529	(29,168)	21,722
Other liabilities	(9,177)	5,682	(20,483)
Net cash provided by (used in) operating activities	119,098	42,849	(7,280)

Investing activities:
Purchases and disposal of premises and equipment	(44)	—	—
Sales and paydowns of securities available for sale	537	586	—
Net cash (used in) provided by investing activities	493	586	—

Financing activities:
Repayment of subordinated notes	—	(35,000)	(30,500)
Proceeds from issuance of senior notes	—	40,000	35,000
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	469	796	894
Proceeds from issuance of common stock, net of offering costs	12,206	—	—
Proceeds from exercise of warrant	—	19,389	—
Repurchase of outstanding warrant	(12,000)	—	—
Retirement of preferred stock	(121,613)	(75,217)	—
Cash dividends on common stock	(1,810)	—	—
Cash dividends on Series A preferred stock	—	(15)	(12)
Cash dividends on Series B preferred stock	(802)	(9,440)	(9,000)
Cash dividends on Series D preferred stock	(412)	(1,657)	(1,687)

Net cash used in financing activities	(123,962)	(61,144)	(5,305)

Net change in cash	(4,371)	(17,709)	(12,585)

Cash at beginning of year	36,338	54,047	66,632

Cash at end of year	$31,967	$36,338	$54,047

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

During the past two years, United did not have any change in or disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

No changes were made to United’s internal control over financial reporting during the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, United’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

United’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Management’s assessment of the effectiveness of United’s internal control over financial reporting as of December 31, 2014 is included in Item 8 of this report under the heading “Management’s Report on Internal Control Over Financial Reporting.“

ITEM 9B.	OTHER INFORMATION.

There were no items required to be reported on Form 8-K during the fourth quarter of 2014 that were not reported on Form 8-K.

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information contained under the headings “Information Regarding Nominees and Other Directors“, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance“ in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2014 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.  Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of United is included in Item 1 of this report.

ITEM 11.	EXECUTIVE COMPENSATION.

The information contained under the heading “Compensation of Executive Officers and Directors” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2015 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained under the heading “Principal and Management Shareholders“ and the “Equity Compensation Plan Information” table in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2015 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.  For purposes of determining the aggregate market value of United’s voting stock held by nonaffiliates, shares held by all directors and executive officers of United have been excluded.  The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “Affiliates“ of United as defined by the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information contained under the heading “Corporate Governance – Certain Relationships and Related Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2015 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained under the heading “Other Matters – Independent Registered Public Accounting Firm” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2015 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.
112

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements.

		The following consolidated financial statements are located in Item 8 of this report:

		Report of Independent Registered Public Accounting Firm
		Consolidated Statement of Income - Years ended December 31, 2014, 2013, and 2012
		Consolidated Balance Sheet - December 31, 2014 and 2013
		Consolidated Statement of Changes in Shareholders’ Equity - Years ended December 31, 2014, 2013, and 2012
		Consolidated Statement of Cash Flows - Years ended December 31, 2014, 2013, and 2012
		Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules.

		Schedules to the consolidated financial statements are omitted, as the required information is not applicable.

	3.	Exhibits.

		The following exhibits are required to be filed with this report by Item 601 of Regulation S-K:

Exhibit No.	Exhibit

2.1
Agreement and Plan of Merger, dated January 27, 2015 by and between United Community Banks, Inc. and MoneyTree Corporation (incorporated herein by reference to exhibit 2.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on January 28, 2015)

3.1
Restated Articles of Incorporation of United Community Banks, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 9, 2011).

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

Exhibit No.	Exhibit

10.3
Split-Dollar Agreement between United Community Banks, Inc. and Jimmy C. Tallent dated June 1, 1994 (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-21656).*

10.4
United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on May 1, 2007).*

10.5
Form of Amended and Restated Change of Control Severance Agreement by and between United Community Banks, Inc. and Jimmy C. Tallent, H. Lynn Harton, Rex S. Schuette, and Bill Gilbert (incorporated herein by reference to Exhibit 10.8 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-21656, filed with the SEC on February 27, 2009).*

10.6
United Community Banks, Inc.’s Amended and Restated Modified Retirement Plan, effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.10 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-21656, filed with the SEC on February 27, 2009).*

10.7
United Community Banks, Inc.’s Amended and Restated Deferred Compensation Plan, effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-21656, filed with the SEC on February 27, 2009).*

10.8
United Community Banks, Inc. Amended and Restated Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to Exhibit 4 to United Community Banks, Inc.’s Registration Statement on Form S-3D, File No. 333-197026, filed with the SEC on June 25, 2014).*

10.9
United Community Banks, Inc. Employee Stock Purchase Plan, effective as of December 20, 2005 (incorporated herein by reference to Exhibit 4 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-130489, filed with the SEC on December 20, 2005).*

10.10
United Community Banks, Inc.’s Management Incentive Plan, effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.5 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on May 1, 2007).*

10.11
Amendment No. 1 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan dated April 13, 2007 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on April 13, 2007).*

10.12
Investment Agreement, dated as of March 16, 2011, between United Community Banks, Inc. and Corsair Georgia, L.P. (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on March 17, 2011).*

Exhibit No.	Exhibit

10.13
Employment Agreement, dated as of September 14, 2012, between United Community Bank and H. Lynn Harton (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on September 19, 2012).*

10.14
Credit Agreement dated as of January 7, 2014, between United Community Banks, Inc. and Synovus Bank. (incorporated herein by reference to Exhibit 10.21 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 001-35095, filed with the SEC on February 28, 2014).

10.15	Form of Incentive Stock Option Award Agreement.*

10.16	Form of Nonqualified Stock Option Award Agreement.*

10.17	Form of Restricted Stock Unit Award Agreement.*

14
Code of Ethical Conduct (incorporated herein by reference to Exhibit 14 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-21656, filed with the SEC on March 8, 2004).

21	Subsidiaries of United.

23.1	Consent of Independent Registered Public Accounting Firm

23.2	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney of certain officers and directors of United (included on Signature Page)

31.1	Certification by Jimmy C. Tallent, Chairman and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Report Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.
**	Indicates furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, United has duly caused this annual report on Form 10-K, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blairsville, State of Georgia, on the 27th day of February, 2015.

UNITED COMMUNITY BANKS, INC.
(Registrant)

/s/ Jimmy C. Tallent	/s/ Rex S. Schuette
Jimmy C. Tallent	Rex S. Schuette
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Alan H. Kumler
Alan H. Kumler
Senior Vice President, Chief Accounting Officer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of United and in the capacities set forth and on the 5th day of February, 2015.

/s/ Jimmy C. Tallent	/s/ Robert Blalock
Jimmy C. Tallent	Robert Blalock
Chairman and Chief Executive Officer	Director
(Principal Executive Officer)
/s/ Clifford V. Brokaw
/s/ Rex S. Schuette	Clifford V. Brokaw
Rex S. Schuette	Director
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)	/s/ L. Cathy Cox
L. Cathy Cox
/s/ Alan H. Kumler	Director
Alan H. Kumler
Senior Vice President, Chief Accounting Officer	/s/ Steven J. Goldstein
(Principal Accounting Officer)	Steven J. Goldstein
Director
/s/ H. Lynn Harton
H. Lynn Harton	/s/ Thomas A. Richlovsky
President, Chief Operating Officer and Director	Thomas A. Richlovsky
Director
/s/ W.C. Nelson, Jr.
W. C. Nelson, Jr.	/s/ Tim Wallis
Lead Independent Director	Tim Wallis
Director

EXHIBIT INDEX

Exhibit No.	Description

10.15	Form of Incentive Stock Option Award Agreement.

10.16	Form of Nonqualified Stock Option Award Agreement.

10.17	Form of Restricted Stock Unit Award Agreement.

21	Subsidiaries of United.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney of certain officers and directors of United (included on Signature Page).

31.1	Certification by Jimmy C. Tallent, Chairman and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

