Form 10-Q
period 2015-03-31
UNITED COMMUNITY BANKS INC
filed 2015-05-11
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

YES ☐  NO ☒

Common stock, par value $1 per share 50,246,315 shares voting and 10,080,787 shares non-voting outstanding as of April 30, 2015.

Part I – Financial Information
UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income (Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2015	2014
Interest revenue:
Loans, including fees	$49,664	$47,688
Investment securities, including tax exempt of $158 and $188	12,058	11,607
Deposits in banks and short-term investments	812	843
Total interest revenue	62,534	60,138

Interest expense:
Deposits:
NOW	394	440
Money market	673	563
Savings	20	20
Time	1,109	1,771
Total deposit interest expense	2,196	2,794
Short-term borrowings	98	840
Federal Home Loan Bank advances	392	58
Long-term debt	2,606	2,634
Total interest expense	5,292	6,326
Net interest revenue	57,242	53,812
Provision for credit losses	1,800	2,500
Net interest revenue after provision for credit losses	55,442	51,312

Fee revenue:
Service charges and fees	7,615	7,898
Mortgage loan and other related fees	2,755	1,354
Brokerage fees	1,551	1,177
Gains from sales of SBA loans	1,141	-
Securities gains, net	1,539	217
Loss from prepayment of debt	(1,038)	-
Other	2,119	1,530
Total fee revenue	15,682	12,176
Total revenue	71,124	63,488

Operating expenses:
Salaries and employee benefits	26,446	24,396
Communications and equipment	3,271	3,239
Occupancy	3,278	3,378
Advertising and public relations	750	626
Postage, printing and supplies	938	776
Professional fees	1,919	1,427
FDIC assessments and other regulatory charges	1,209	1,353
Other	5,250	3,855
Total operating expenses	43,061	39,050
Net income before income taxes	28,063	24,438
Income tax expense	10,393	9,038
Net income	17,670	15,400
Preferred stock dividends and discount accretion	-	439
Net income available to common shareholders	$17,670	$14,961

Earnings per common share:
Basic	$.29	$.25
Diluted	.29	.25
Weighted average common shares outstanding:
Basic	60,905	60,059
Diluted	60,909	60,061

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2015			2014

	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Net income	$28,063	$(10,393)	$17,670	$24,438	$(9,038)	$15,400
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	13,989	(5,305)	8,684	3,869	(1,441)	2,428
Reclassification adjustment for gains included in net income	(1,539)	598	(941)	(217)	92	(125)
Net unrealized gains	12,450	(4,707)	7,743	3,652	(1,349)	2,303
Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity	484	(182)	302	330	(123)	207
Net unrealized gains	484	(182)	302	330	(123)	207
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	425	(165)	260	97	(38)	59
Unrealized losses on derivative financial instruments accounted for as cash flow hedges	(471)	183	(288)	(2,832)	1,102	(1,730)
Net unrealized losses	(46)	18	(28)	(2,735)	1,064	(1,671)
Net actuarial gain on defined benefit pension plan	-	-	-	296	(115)	181
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	159	(62)	97	91	(35)	56
Net defined benefit pension plan activity	159	(62)	97	387	(150)	237

Total other comprehensive income	13,047	(4,933)	8,114	1,634	(558)	1,076

Comprehensive income	$41,110	$(15,326)	$25,784	$26,072	$(9,596)	$16,476

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet (Unaudited)

	March 31,	December 31,	March 31,
(in thousands, except share and per share data)	2015	2014	2014
ASSETS
Cash and due from banks	$77,493	$77,180	$52,813
Interest-bearing deposits in banks	82,269	89,074	110,529
Short-term investments	25,902	26,401	49,999
Cash and cash equivalents	185,664	192,655	213,341
Securities available for sale	1,801,973	1,782,734	1,837,676
Securities held to maturity (fair value $413,550, $425,233 and $473,136)	399,228	415,267	464,697
Mortgage loans held for sale	15,723	13,737	10,933
Loans, net of unearned income	4,787,689	4,672,119	4,355,708
Less allowance for loan losses	(70,007)	(71,619)	(75,223)
Loans, net	4,717,682	4,600,500	4,280,485
Assets covered by loss sharing agreements with the FDIC	-	3,315	21,353
Premises and equipment, net	159,036	159,390	161,540
Bank owned life insurance	81,490	81,294	80,790
Accrued interest receivable	20,154	20,103	18,572
Net deferred tax asset	201,898	215,503	243,683
Derivative financial instruments	20,291	20,599	21,563
Other assets	60,764	61,889	43,604
Total assets	$7,663,903	$7,566,986	$7,398,237
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$1,694,755	$1,574,317	$1,471,781
NOW	1,420,956	1,504,887	1,392,863
Money market	1,306,421	1,273,283	1,235,429
Savings	312,013	292,308	270,910
Time:
Less than $100,000	723,323	748,478	833,188
Greater than $100,000	482,955	508,228	572,889
Brokered	497,508	425,011	470,481
Total deposits	6,437,931	6,326,512	6,247,541
Repurchase agreements	-	6,000	123,075
Federal Home Loan Bank advances	270,125	270,125	50,125
Long-term debt	113,901	129,865	129,865
Derivative financial instruments	29,276	31,997	42,309
Unsettled securities purchases	-	5,425	63,999
Accrued expenses and other liabilities	48,965	57,485	37,593
Total liabilities	6,900,198	6,827,409	6,694,507
Shareholders’ equity:
Common stock, $1 par value; 100,000,000 shares authorized;
50,228,075, 50,178,605 and 50,011,094 shares issued and outstanding	50,228	50,178	50,011
Common stock, non-voting, $1 par value; 26,000,000 shares authorized;
10,080,787, 10,080,787 and 10,080,787 shares issued and outstanding	10,081	10,081	10,081
Common stock issuable; 400,369, 357,983 and 237,763 shares	5,895	5,168	3,840
Capital surplus	1,081,110	1,080,508	1,091,696
Accumulated deficit	(372,933)	(387,568)	(433,130)
Accumulated other comprehensive loss	(10,676)	(18,790)	(18,768)
Total shareholders’ equity	763,705	739,577	703,730
Total liabilities and shareholders’ equity	$7,663,903	$7,566,986	$7,398,237

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
For the Three Months Ended March 31,

								Accumulated
	Preferred Stock			Non-Voting	Common			Other
(in thousands, except share and per share data)	Series	Series	Common	Common	Stock	Capital	Accumulated	Comprehensive
	B	D	Stock	Stock	Issuable	Surplus	Deficit	Loss	Total

Balance, December 31, 2013	$105,000	$16,613	$46,243	$13,188	$3,930	$1,078,676	$(448,091)	$(19,844)	$795,715
Net income							15,400		15,400
Other comprehensive income								1,076	1,076
Redemption of Series B preferred stock (105,000 shares)	(105,000)								(105,000)
Redemption of Series D preferred stock (16,613 shares)		(16,613)							(16,613)
Common stock issued at market (640,000 shares)			640			11,566			12,206
Common stock issued to dividend reinvestment plan and employee benefit plans (11,837 shares)			12			197			209
Conversion of non-voting common stock to voting (3,107,419 shares)			3,107	(3,107)					-
Amortization of stock option and restricted stock awards						1,120			1,120
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (1,096 shares issued, 0 shares deferred)			1			(2)			(1)
Deferred compensation plan, net, including dividend equivalents					57				57
Shares issued from deferred compensation plan (7,397 shares)			8		(147)	139			-
Preferred stock dividends:
Series B							(159)		(159)
Series D							(280)		(280)
Balance, March 31, 2014	$-	$-	$50,011	$10,081	$3,840	$1,091,696	$(433,130)	$(18,768)	$703,730

Balance, December 31, 2014	$-	$-	$50,178	$10,081	$5,168	$1,080,508	$(387,568)	$(18,790)	$739,577
Net income							17,670		17,670
Other comprehensive income								8,114	8,114
Common stock issued to dividend reinvestment plan and employee benefit plans (3,689 shares)			4			57			61
Amortization of stock option and restricted stock awards						991			991
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (31,718 shares issued, 51,326 shares deferred)			32		759	(1,129)			(338)
Deferred compensation plan, net, including dividend equivalents					106				106
Shares issued from deferred compensation plan (14,063 shares)			14		(138)	124			-
Common stock dividends ($.05 per share)							(3,035)		(3,035)
Tax on restricted stock vesting						559			559
Balance, March 31, 2015	$-	$-	$50,228	$10,081	$5,895	$1,081,110	$(372,933)	$(10,676)	$763,705

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Operating activities:
Net income	$17,670	$15,400
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	5,158	4,927
Provision for credit losses	1,800	2,500
Stock based compensation	991	1,120
Deferred income tax benefit	8,672	9,776
Securities gains, net	(1,539)	(217)
Net losses and write downs on sales of other real estate owned	(81)	(244)
Loss on prepayment of borrowings	1,038	-
Changes in assets and liabilities:
Other assets and accrued interest receivable	7,106	6,607
Accrued expenses and other liabilities	(11,342)	(12,230)
Mortgage loans held for sale	(1,986)	(614)
Net cash provided by operating activities	27,487	27,025

Investing activities:
Investment securities held to maturity:
Proceeds from maturities and calls of securities held to maturity:	16,144	15,007
Investment securities available for sale:
Proceeds from sales of securities available for sale	69,467	153,316
Proceeds from maturities and calls of securities available for sale	55,121	56,757
Purchases of securities available for sale	(137,305)	(173,024)
Net increase in loans	(122,257)	(34,027)
Funds (paid to) collected from FDIC under loss sharing agreements	(1,198)	1,623
Proceeds from sales of premises and equipment	-	509
Purchases of premises and equipment	(1,768)	(618)
Proceeds from sale of other real estate	1,408	2,417
Net cash (used in) provided by investing activities	(120,388)	21,960

Financing activities:
Net change in deposits	111,419	46,036
Net change in short-term borrowings	(6,540)	69,834
Repayments of trust preferred securitie	(15,998)	-
Proceeds from FHLB advances	410,000	355,000
Repayments of FHLB advances	(410,000)	(425,000)
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	61	209
Proceeds from issuance of common stock, net of issuance costs	-	12,206
Retirement of preferred stock	-	(121,613)
Cash dividends on common stock	(3,032)	-
Cash dividends on preferred stock	-	(1,214)
Net cash provided by (used in) financing activities	85,910	(64,542)

Net change in cash and cash equivalents	(6,991)	(15,557)

Cash and cash equivalents at beginning of period	192,655	228,898

Cash and cash equivalents at end of period	$185,664	$213,341

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,334	$7,449
Income taxes	1,800	1,321
Unsettled securities purchases	-	34,437
Unsettled SBA loan Sales	3,671	-
Transfers of loans to foreclosed properties	459	4,367

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 – Accounting Policies

The accounting and financial reporting policies of United Community Banks, Inc. (“United”) and its subsidiaries conform to accounting principles generally accepted in the United States of America (“GAAP”) and general banking industry practices.  The accompanying interim consolidated financial statements have not been audited.  All material intercompany balances and transactions have been eliminated.  A more detailed description of United’s accounting policies is included in its Annual Report on Form 10-K for the year ended December 31, 2014.

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

Certain 2014 amounts have been reclassified to conform to the 2015 presentation.

Note 2 –Accounting Standards Updates and Recently Adopted Standards

In February 2015, the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, effective for fiscal years beginning after December 15, 2015 and interim periods within those years and early adoption is permitted. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current GAAP by reducing the number of consolidation models. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with debt discounts.  The standard will be effective for the United’s fiscal year beginning after December 15, 2015 and subsequent interim periods. The adoption of ASU 2015-03 is not expected to have a material effect on the United’s consolidated financial statements.

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

The loans and servicing assets that were acquired in this transaction were valued by a third party vendor that specializes in the valuations of these SBA related assets.  These assets are very illiquid and United does not have the same level of visibility into the inputs that the valuation vendor has.  Therefore, United considers those inputs to be level 3 in the Accounting Standards Codification (“ASC”) 820 hierarchy.  For the loans, the valuations were derived by estimating the expected cash flows using a combination of prepayment speed and default estimates.  The cash flows are then discounted using the rates implied by observed transactions in the market place.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents a summary of amounts outstanding under reverse repurchase agreements and derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements as of March 31, 2015, December 31, 2014 and March 31, 2014 (in thousands).

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Gross Amounts not Offset in the Balance Sheet
March 31, 2015				Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$345,000	$(325,000)	$20,000	$-	$(21,048)	$-
Derivatives	20,291	-	20,291	(597)	(4,435)	15,259
Total	$365,291	$(325,000)	$40,291	$(597)	$(25,483)	$15,259
Weighted average interest rate of reverse repurchase agreements	1.18%

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Gross Amounts not Offset in the Balance Sheet
				Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$325,000	$(325,000)	$-	$-	$-	$-
Derivatives	29,276	-	29,276	(597)	(31,407)	-
Total	$354,276	$(325,000)	$29,276	$(597)	$(31,407)	$-
Weighted average interest rate of repurchase agreements	.30%

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Gross Amounts not Offset in the Balance Sheet
December 31, 2014				Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$395,000	$(375,000)	$20,000	$-	$(20,302)	$-
Derivatives	20,599	-	20,599	(869)	(3,716)	16,014
Total	$415,599	$(375,000)	$40,599	$(869)	$(24,018)	$16,014
Weighted average interest rate of reverse repurchase agreements	1.16%

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Gross Amounts not Offset in the Balance Sheet
				Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$375,000	$(375,000)	$-	$-	$-	$-
Derivatives	31,997	-	31,997	(869)	(32,792)	-
Total	$406,997	$(375,000)	$31,997	$(869)	$(32,792)	$-
Weighted average interest rate of repurchase agreements	.29%

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance	Gross Amounts not Offset in the Balance Sheet
March 31, 2014				Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$397,000	$(350,000)	$47,000	$-	$(51,243)	$-
Derivatives	21,563	-	21,563	(3,896)	(704)	16,963
Total	$418,563	$(350,000)	$68,563	$(3,896)	$(51,947)	$16,963
Weighted average interest rate of reverse repurchase agreements	1.09%

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Gross Amounts not Offset in the Balance Sheet
				Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$350,000	$(350,000)	$-	$-	$-	$-
Derivatives	42,309	-	42,309	(3,896)	(35,754)	2,659
Total	$392,309	$(350,000)	$42,309	$(3,896)	$(35,754)	$2,659
Weighted average interest rate of repurchase agreements	.28%

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5 – Securities

The amortized cost basis, gross unrealized gains and losses and fair value of securities held-to-maturity at March 31, 2015, December 31, 2014 and March 31, 2014 are as follows (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of March 31, 2015	Cost	Gains	Losses	Value
State and political subdivisions	$48,136	$4,029	$-	$52,165
Mortgage-backed securities (1)	351,092	10,470	177	361,385

Total	$399,228	$14,499	$177	$413,550

As of December 31, 2014
State and political subdivisions	$48,157	$3,504	$-	$51,661
Mortgage-backed securities (1)	367,110	7,716	1,254	373,572

Total	$415,267	$11,220	$1,254	$425,233

As of March 31, 2014
State and political subdivisions	$51,257	$3,430	$13	$54,674
Mortgage-backed securities (1)	413,440	6,877	1,855	418,462

Total	$464,697	$10,307	$1,868	$473,136

(1) All are residential type mortgage-backed securities and U.S.government agency commercial mortgage backed securities.

The following table summarizes held-to-maturity securities in an unrealized loss position as of March 31, 2015, December 31, 2014 and March 31, 2014 (in thousands).

	Less than 12 Months		12 Months or More		Total
As of March 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed securities	$16,177	$140	$6,252	$37	$22,429	$177
Total unrealized loss position	$16,177	$140	$6,252	$37	$22,429	$177

As of December 31, 2014
Mortgage-backed securities	$126,514	$917	$17,053	$337	$143,567	$1,254
Total unrealized loss position	$126,514	$917	$17,053	$337	$143,567	$1,254

As of March 31, 2014
State and political subdivisions	$1,628	$13	$-	$-	$1,628	$13
Mortgage-backed securities	200,284	1,721	1,644	134	201,928	1,855
Total unrealized loss position	$201,912	$1,734	$1,644	$134	$203,556	$1,868

Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors.  In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  No impairment charges were recognized during the three months ended March 31, 2015 or 2014.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The cost basis, unrealized gains and losses, and fair value of securities available-for-sale at March 31, 2015, December 31, 2014 and March 31, 2014 are presented below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of March 31, 2015	Cost	Gains	Losses	Value
U.S. Treasuries	$47,661	$753	$-	$48,414
U.S. Government agencies	36,508	760	-	37,268
State and political subdivisions	15,864	491	3	16,352
Mortgage-backed securities (1)	1,023,809	20,986	3,681	1,041,114
Corporate bonds	186,126	2,107	526	187,707
Asset-backed securities	466,663	2,812	747	468,728
Other	2,390	-	-	2,390

Total	$1,779,021	$27,909	$4,957	$1,801,973

As of December 31, 2014
U.S. Treasuries	$105,540	$235	$66	$105,709
U.S. Government agencies	36,474	-	175	36,299
State and political subdivisions	19,748	504	19	20,233
Mortgage-backed securities (1)	988,012	16,273	7,465	996,820
Corporate bonds	165,018	1,686	1,076	165,628
Asset-backed securities	455,626	2,257	1,955	455,928
Other	2,117	-	-	2,117

Total	$1,772,535	$20,955	$10,756	$1,782,734

As of March 31, 2014
State and political subdivisions	$22,244	$842	$80	$23,006
Mortgage-backed securities (1)	1,126,227	13,213	11,328	1,128,112
Corporate bonds	255,238	1,616	4,930	251,924
Asset-backed securities	429,492	3,003	433	432,062
Other	2,572	-	-	2,572

Total	$1,835,773	$18,674	$16,771	$1,837,676
(1) All are residential type mortgage-backed securities and U.S.government agency commercial mortgage backed securities.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes available-for-sale securities in an unrealized loss position as of March 31, 2015, December 31, 2014 and March 31, 2014 (in thousands).

	Less than 12 Months		12 Months or More		Total
As of March 31, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and political subdivisions	$2,957	$3	$-	$-	$2,957	$3
Mortgage-backed securities	51,339	363	219,027	3,318	270,366	3,681
Corporate bonds	10,474	526	-	-	10,474	526
Asset-backed securities	137,476	564	30,229	183	167,705	747
Total unrealized loss position	$202,246	$1,456	$249,256	$3,501	$451,502	$4,957

As of December 31, 2014
U.S. Treasuries	$34,180	$66	$-	$-	$34,180	$66
U.S. Government agencies	36,299	175	-	-	36,299	175
State and political subdivisions	2,481	19	-	-	2,481	19
Mortgage-backed securities	88,741	446	251,977	7,019	340,718	7,465
Corporate bonds	37,891	371	20,275	705	58,166	1,076
Asset-backed securities	221,359	1,592	40,952	363	262,311	1,955
Total unrealized loss position	$420,951	$2,669	$313,204	$8,087	$734,155	$10,756

As of March 31, 2014
State and political subdivisions	$3,595	$80	$-	$-	$3,595	$80
Mortgage-backed securities	342,886	3,817	186,290	7,511	529,176	11,328
Corporate bonds	82,337	2,393	75,320	2,537	157,657	4,930
Asset-backed securities	136,076	433	-	-	136,076	433
Total unrealized loss position	$564,894	$6,723	$261,610	$10,048	$826,504	$16,771

At March 31, 2015, there were 79 available-for-sale securities and 6 held-to-maturity securities that were in an unrealized loss position.  United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis.  Unrealized losses at March 31, 2015, December 31, 2014 and March 31, 2014 were primarily attributable to changes in interest rates and therefore, United does not consider them to be impaired.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three months ended March 31, 2015 and 2014 (in thousands).

	Three Months Ended March 31,
	2015	2014
Proceeds from sales	$69,467	$153,316
Gross gains on sales	$1,539	$410
Gross losses on sales	-	(193)

Net gains on sales of securities	$1,539	$217
Income tax expense attributable to sales	$598	$92

Securities with a carrying value of $1.36 billion, $1.51 billion and $1.48 billion were pledged to secure public deposits and other secured borrowings at March 31, 2015, December 31, 2014 and March 31, 2014, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The amortized cost and fair value of held-to-maturity and available-for-sale securities at March 31, 2015, by contractual maturity, are presented in the following table (in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

US Treasuries:
1 to 5 years	$47,661	$48,414	$-	$-
	47,661	48,414	-	-

US Government agencies:
5 to 10 years	36,508	37,268	-	-
	36,508	37,268	-	-

State and political subdivisions:
Within 1 year	5,368	5,442	1,000	1,007
1 to 5 years	7,550	7,821	18,689	20,005
5 to 10 years	2,098	2,201	19,641	21,371
More than 10 years	848	888	8,806	9,782
	15,864	16,352	48,136	52,165

Corporate bonds:
1 to 5 years	37,870	38,009	-	-
5 to 10 years	115,749	117,333	-	-
More than 10 years	32,507	32,365	-	-
	186,126	187,707	-	-

Asset-backed securities:
1 to 5 years	247,650	249,360	-	-
5 to 10 years	58,575	59,053	-	-
More than 10 years	160,438	160,315	-	-
	466,663	468,728	-	-

Other:
Within 1 year	442	442	-	-
More than 10 years	1,948	1,948	-	-
	2,390	2,390	-	-

Total securities other than mortgage-backed securities:
Within 1 year	5,810	5,884	1,000	1,007
1 to 5 years	340,731	343,604	18,689	20,005
5 to 10 years	212,930	215,855	19,641	21,371
More than 10 years	195,741	195,516	8,806	9,782

Mortgage-backed securities	1,023,809	1,041,114	351,092	361,385

	$1,779,021	$1,801,973	$399,228	$413,550

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 6 – Loans and Allowance for Loan Losses

Major classifications of loans as of March 31, 2015, December 31, 2014 and March 31, 2014, are summarized as follows (in thousands).

	March 31,	December 31,	March 31,
	2015	2014	2014

Owner occupied commercial real estate	$1,166,916	$1,163,480	$1,141,791
Income producing commercial real estate	636,107	598,537	623,830
Commercial & industrial	716,281	710,256	495,178
Commercial construction	229,920	196,030	148,454
Total commercial	2,749,224	2,668,303	2,409,253
Residential mortgage	863,311	865,789	866,615
Home equity lines of credit	465,474	465,872	446,705
Residential construction	291,259	298,627	317,749
Consumer installment	102,585	104,899	106,991
Indirect auto	315,836	268,629	208,395

Total loans	4,787,689	4,672,119	4,355,708

Less allowance for loan losses	(70,007)	(71,619)	(75,223)

Loans, net	$4,717,682	$4,600,500	$4,280,485

At March 31, 2015, December 31, 2014 and March 31, 2014, loans totaling $2.28 billion, $2.35 billion and $2.07 billion, respectively, were pledged as collateral to secure FHLB advances and other contingent funding sources.

The allowance for loan losses represents management’s estimate of probable incurred losses in the loan portfolio as of the end of the period.  The allowance for unfunded commitments is included in other liabilities in the consolidated balance sheet.  Combined, the allowance for loan losses and allowance for unfunded commitments are referred to as the allowance for credit losses.

The following table presents the balance and activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2015 and 2014 (in thousands).

Three Months Ended March 31, 2015	Beginning Balance	Charge- Offs	Recoveries	Allocation of Unallocated	Provision	Ending Balance

Owner occupied commercial real estate	$16,041	$(368)	$11	$-	$(732)	$14,952
Income producing commercial real estate	10,296	(248)	7	-	(400)	9,655
Commercial & industrial	3,255	(469)	128	-	528	3,442
Commercial construction	4,747	(22)	-	-	610	5,335
Residential mortgage	20,311	(578)	162	-	243	20,138
Home equity lines of credit	4,574	(73)	14	-	(194)	4,321
Residential construction	10,603	(1,140)	79	-	668	10,210
Consumer installment	731	(326)	376	-	(68)	713
Indirect auto	1,061	(128)	13	-	295	1,241
Total allowance for loan losses	71,619	(3,352)	790	-	950	70,007
Allowance for unfunded commitments	1,930	-	-	-	850	2,780
Total allowance for credit losses	$73,549	$(3,352)	$790	$-	$1,800	$72,787

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Three Months Ended March 31, 2014	Beginning Balance	Charge- Offs	Recoveries	Allocation of Unallocated	Provision	Ending Balance

Owner occupied commercial real estate	$17,164	$(341)	$89	$1,278	$5,166	$23,356
Income producing commercial real estate	7,174	(231)	-	688	231	7,862
Commercial & industrial	6,527	(963)	541	318	(2,176)	4,247
Commercial construction	3,669	-	-	388	(80)	3,977
Residential mortgage	15,446	(1,581)	66	1,452	584	15,967
Home equity lines of credit	5,528	(1,003)	10	391	1,194	6,120
Residential construction	12,532	(304)	93	1,728	(1,868)	12,181
Consumer installment	1,353	(676)	327	-	(287)	717
Indirect auto	1,126	(77)	11	-	(264)	796
Unallocated	6,243	-	-	(6,243)	-	-
Total allowance for loan losses	76,762	(5,176)	1,137	-	2,500	75,223
Allowance for unfunded commitments	2,165	-	-	-	-	2,165
Total allowance for credit losses	$78,927	$(5,176)	$1,137	$-	$2,500	$77,388

In the first quarter of 2014, United modified its allowance for loan losses methodology to incorporate a loss emergence period.  The increase in precision resulting from the use of the loss emergence period led to the full allocation of the portion of the allowance that had previously been unallocated.

The following table represents the recorded investment in loans by portfolio segment and the balance of the allowance for loan losses assigned to each segment based on the method of evaluating the loans for impairment as of March 31, 2015, December 31, 2014 and March 31, 2014 (in thousands).
	March 31, 2015			December 31, 2014			March 31, 2014
Allowance for Loan Losses	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance

Owner occupied commercial real estate	$1,758	$13,194	$14,952	$2,737	$13,304	$16,041	$855	$22,501	$23,356
Income producing commercial real estate	866	8,789	9,655	1,917	8,379	10,296	2,404	5,458	7,862
Commercial & industrial	8	3,434	3,442	15	3,240	3,255	253	3,994	4,247
Commercial construction	598	4,737	5,335	729	4,018	4,747	469	3,508	3,977
Residential mortgage	3,174	16,964	20,138	3,227	17,084	20,311	3,079	12,888	15,967
Home equity lines of credit	29	4,292	4,321	47	4,527	4,574	67	6,053	6,120
Residential construction	1,152	9,058	10,210	1,192	9,411	10,603	1,253	10,928	12,181
Consumer installment	9	704	713	18	713	731	19	698	717
Indirect auto	-	1,241	1,241	-	1,061	1,061	-	796	796
Total allowance for loan losses	7,594	62,413	70,007	9,882	61,737	71,619	8,399	66,824	75,223
Allowance for unfunded commitments	-	2,780	2,780	-	1,930	1,930	-	2,165	2,165
Total allowance for credit losses	$7,594	$65,193	$72,787	$9,882	$63,667	$73,549	$8,399	$68,989	$77,388

Loans Outstanding

Owner occupied commercial real estate	$36,835	$1,130,081	$1,166,916	$34,654	$1,128,826	$1,163,480	$29,051	$1,112,740	$1,141,791
Income producing commercial real estate	21,285	614,822	636,107	24,484	574,053	598,537	25,955	597,875	623,830
Commercial & industrial	3,977	712,304	716,281	3,977	706,279	710,256	4,167	491,011	495,178
Commercial construction	12,222	217,698	229,920	12,321	183,709	196,030	11,390	137,064	148,454
Residential mortgage	21,934	841,377	863,311	18,775	847,014	865,789	21,303	845,312	866,615
Home equity lines of credit	478	464,996	465,474	478	465,394	465,872	505	446,200	446,705
Residential construction	10,027	281,232	291,259	11,604	287,023	298,627	12,409	305,340	317,749
Consumer installment	148	102,437	102,585	179	104,720	104,899	340	106,651	106,991
Indirect auto	-	315,836	315,836	-	268,629	268,629	-	208,395	208,395
Total loans	$106,906	$4,680,783	$4,787,689	$106,472	$4,565,647	$4,672,119	$105,120	$4,250,588	$4,355,708

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Each quarter, United’s management prepares an analysis of the allowance for credit losses to determine the appropriate balance that measures and quantifies the amount of probable incurred losses in the loan portfolio. The allowance is comprised of specific reserves on individually impaired loans, which are determined as described above, and general reserves which are determined based on historical loss experience as adjusted for current trends and economic conditions multiplied by a loss emergence period factor. Management uses eight quarters of historical loss experience to determine the loss factors to be used in the reserve calculation for loans evaluated in the aggregate. Eight quarters has been determined to be an appropriate time period as it is recent enough to be relevant to current conditions and covers a length of time sufficient to minimize distortions caused by nonrecurring and unusual activity that might otherwise influence a shorter time period. In previous years, the loss rates were weighted toward more recent quarters by multiplying each quarter’s annualized historical net charge-off rate by 1 through 8, with 8 representing the most recent quarter and 1 representing the oldest quarter. Management adopted this method of weighting quarterly loss rates to capture the rapidly deteriorating credit conditions in its loss factors during the financial crisis. In the first quarter of 2014, in light of stabilizing credit conditions, management concluded that it was appropriate to apply a more level weighting to capture the full range and impacts of credit losses experienced during the most recent economic and credit cycle. For the four quarters of 2014, management applied a weighting factor of 1.75 to the most recent four quarters and a weighting of 1.00 for the four oldest quarters. Beginning with the first quarter of 2015, management began applying equal weight to all eight quarters to capture the full range of the loss cycle. Management believes the current weightings are more appropriate to measure the probable losses incurred within the loan portfolio.

Also, beginning in the first quarter of 2014, management updated its method for measuring the loss emergence period in the calculation of the allowance for credit losses.  The rapidly deteriorating credit conditions during the peak of the credit cycle shortened the length of time between management’s estimation of the incurrence of a loss and its recognition as a charge-off.  In most cases, the loss emergence period was within a twelve month period which made the use of annualized loss factors appropriate for measuring the amount of incurred yet unconfirmed credit losses within the loan portfolio.  As United has moved out beyond the peak of the financial crisis, management has observed that the loss emergence period has extended.  Management calculates the loss emergence period for each pool of loans based on the average length of time between the date a loan first exceeds 30 days past due and the date the loan is charged off.

The updates to the weightings to the eight quarters of loss history and the update to our estimation of the loss emergence period did not have a material effect on the total allowance for loan losses or the provision for loan losses, however, the revised loss emergence period resulted in the full allocation of the previously unallocated portion of the allowance for loan losses.

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

A committee consisting of the Chief Credit Officer, Senior Risk Officers and the Senior Credit Officers meets monthly to review charge-offs that have occurred during the previous month.

Generally, closed-end retail loans (installment and residential mortgage loans) past due 90 cumulative days are written down to their collateral value less estimated selling costs unless the loan is well secured and in process of collection (within the next 90 days).  Open-end (revolving) unsecured retail loans which are past due 90 cumulative days from their contractual due date are generally charged off.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2015, December 31, 2014 and March 31, 2014 (in thousands).

	March 31, 2015			December 31, 2014			March 31, 2014
			Allowance			Allowance			Allowance
	Unpaid		for Loan	Unpaid		for Loan	Unpaid		for Loan
	Principal	Recorded	Losses	Principal	Recorded	Losses	Principal	Recorded	Losses
	Balance	Investment	Allocated	Balance	Investment	Allocated	Balance	Investment	Allocated
With no related allowance recorded:
Owner occupied commercial real estate	$17,214	$15,968	$-	$12,025	$11,325	$-	$18,141	$14,034	$-
Income producing commercial real estate	8,645	8,502	-	8,311	8,311	-	6,575	3,816	-
Commercial & industrial	1,677	1,040	-	1,679	1,042	-	2,417	1,851	-
Commercial construction	-	-	-	-	-	-	390	390	-
Total commercial	27,536	25,510	-	22,015	20,678	-	27,523	20,091	-
Residential mortgage	3,411	1,793	-	2,569	1,472	-	7,292	5,364	-
Home equity lines of credit	-	-	-	-	-	-	-	-	-
Residential construction	3,003	2,639	-	4,338	3,338	-	6,474	5,174	-
Consumer installment	-	-	-	-	-	-	82	82	-
Indirect auto	-	-	-	-	-	-	-	-	-
Total with no related allowance recorded	33,950	29,942	-	28,922	25,488	-	41,371	30,711	-
With an allowance recorded:
Owner occupied commercial real estate	22,494	20,867	1,758	24,728	23,329	2,737	15,157	17,072	855
Income producing commercial real estate	12,789	12,783	866	16,352	16,173	1,917	24,220	20,084	2,404
Commercial & industrial	2,945	2,937	8	2,936	2,935	15	2,598	2,316	253
Commercial construction	12,302	12,222	598	12,401	12,321	729	11,079	11,000	469
Total commercial	50,530	48,809	3,230	56,417	54,758	5,398	53,054	50,472	3,981
Residential mortgage	21,872	20,141	3,174	17,732	17,303	3,227	16,688	15,939	3,079
Home equity lines of credit	478	478	29	478	478	47	505	505	67
Residential construction	9,180	7,388	1,152	8,962	8,266	1,192	8,615	7,235	1,253
Consumer installment	151	148	9	179	179	18	360	258	19
Indirect auto	-	-	-	-	-	-	-	-	-
Total with an allowance recorded	82,211	76,964	7,594	83,768	80,984	9,882	79,222	74,409	8,399
Total	$116,161	$106,906	$7,594	$112,690	$106,472	$9,882	$120,593	$105,120	$8,399

There were no loans more than 90 days past due and still accruing interest at March 31, 2015, December 31, 2014 or March 31, 2014.  Nonaccrual loans include both homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans.  United’s policy is to place loans on nonaccrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection.  When a loan is classified on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue.  Principal and interest payments received on a nonaccrual loan are applied to reduce outstanding principal.

The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms was approximately $260,000 and $460,000 for the three months ended March 31, 2015 and 2014, respectively.  The gross additional interest revenue that would have been earned for the three months ended March 31, 2015 and 2014 had performing TDRs performed in accordance with the original terms is immaterial.

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired are presented below for the three months ended March 31, 2015 and 2014 (in thousands).

	2015			2014
		Interest			Interest
		Revenue	Cash Basis		Revenue	Cash Basis
		Recognized	Interest		Recognized	Interest
	Average	During	Revenue	Average	During	Revenue
	Balance	Impairment	Received	Balance	Impairment	Received
Owner occupied commercial real estate	$36,989	$460	$459	$29,109	$358	$380
Income producing commercial real estate	21,424	267	275	25,860	312	333
Commercial & industrial	4,023	38	37	4,560	53	51
Commercial construction	12,273	116	121	12,714	112	135
Total commercial	74,709	881	892	72,243	835	899
Residential mortgage	22,085	226	233	21,321	229	238
Home equity lines of credit	478	5	5	505	5	6
Residential construction	10,575	120	126	13,037	145	150
Consumer installment	153	3	3	448	6	9
Indirect auto	-	-	-	-	-	-
Total	$108,000	$1,235	$1,259	$107,554	$1,220	$1,302

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the recorded investment (unpaid principal less amounts charged off) in nonaccrual loans by loan class as of March 31, 2015, December 31, 2014 and March 31, 2014 (in thousands).

	Nonaccrual Loans
	March 31,	December 31,	March 31,
	2015	2014	2014

Owner occupied commercial real estate	$4,360	$4,133	$3,868
Income producing commercial real estate	835	717	1,278
Commercial & industrial	1,629	1,571	822
Commercial construction	60	83	479
Total commercial	6,884	6,504	6,447
Residential mortgage	8,669	8,196	13,307
Home equity lines of credit	693	695	1,106
Residential construction	2,127	2,006	3,805
Consumer installment	142	134	291
Indirect auto	500	346	294
Total	$19,015	$17,881	$25,250

The following table presents the aging of the recorded investment in past due loans as of March 31, 2015, December 31, 2014 and March 31, 2014 by class of loans (in thousands).

	Loans Past Due				Loans Not
As of March 31, 2015	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Past Due	Total
Owner occupied commercial real estate	$1,965	$1,130	$1,573	$4,668	$1,162,248	$1,166,916
Income producing commercial real estate	62	-	440	502	635,605	636,107
Commercial & industrial	790	1,001	1,405	3,196	713,085	716,281
Commercial construction	-	-	44	44	229,876	229,920
Total commercial	2,817	2,131	3,462	8,410	2,740,814	2,749,224
Residential mortgage	4,290	1,566	2,558	8,414	854,897	863,311
Home equity lines of credit	1,470	762	86	2,318	463,156	465,474
Residential construction	1,018	1,343	245	2,606	288,653	291,259
Consumer installment	485	61	80	626	101,959	102,585
Indirect auto	261	133	202	596	315,240	315,836
Total loans	$10,341	$5,996	$6,633	$22,970	$4,764,719	$4,787,689
As of December 31, 2014
Owner occupied commercial real estate	$1,444	$1,929	$1,141	$4,514	$1,158,966	$1,163,480
Income producing commercial real estate	2,322	1,172	-	3,494	595,043	598,537
Commercial & industrial	302	40	1,425	1,767	708,489	710,256
Commercial construction	-	-	66	66	195,964	196,030
Total commercial	4,068	3,141	2,632	9,841	2,658,462	2,668,303
Residential mortgage	5,234	2,931	3,278	11,443	854,346	865,789
Home equity lines of credit	961	303	167	1,431	464,441	465,872
Residential construction	1,172	268	1,395	2,835	295,792	298,627
Consumer installment	607	136	33	776	104,123	104,899
Indirect auto	200	146	141	487	268,142	268,629
Total loans	$12,242	$6,925	$7,646	$26,813	$4,645,306	$4,672,119

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Loans Past Due				Loans Not
As of March 31, 2014	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Past Due	Total
Owner occupied commercial real estate	$1,265	$187	$1,276	$2,728	$1,139,063	$1,141,791
Income producing commercial real estate	1,045	1,259	589	2,893	620,937	623,830
Commercial & industrial	1,468	231	589	2,288	492,890	495,178
Commercial construction	313	46	366	725	147,729	148,454
Total commercial	4,091	1,723	2,820	8,634	2,400,619	2,409,253
Residential mortgage	7,295	3,520	4,806	15,621	850,994	866,615
Home equity lines of credit	1,554	551	502	2,607	444,098	446,705
Residential construction	1,440	30	782	2,252	315,497	317,749
Consumer installment	677	495	60	1,232	105,759	106,991
Indirect auto	263	179	137	579	207,816	208,395
Total loans	$15,320	$6,498	$9,107	$30,925	$4,324,783	$4,355,708

As of March 31, 2015, December 31, 2014, and March 31, 2014, $7.12 million, $9.72 million and $8.25 million, respectively, of specific reserves were allocated to customers whose loan terms have been modified in TDRs.  United committed to lend additional amounts totaling up to $36,000, $51,000 and $12,000 as of March 31, 2015, December 31, 2014 and March 31, 2014, respectively, to customers with outstanding loans that are classified as TDRs.

The modification of the terms of the TDRs included one or a combination of the following:  a reduction of the stated interest rate of the loan or an extension of the amortization period that would not otherwise be considered in the current market for new debt with similar risk characteristics; a permanent reduction of the principal amount; a restructuring of the borrower’s debt into an “A/B note structure” where the A note would fall within the borrower’s ability to pay and the remainder would be included in the B note, or a mandated bankruptcy restructuring.

The following table presents information on TDRs including the number of loan contracts restructured and the pre- and post-modification recorded investment as of March 31, 2015, December 31, 2014 and March 31, 2014 (dollars in thousands).

	March 31, 2015			December 31, 2014			March 31, 2014
		Pre-	Post-		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification		Modification	Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded	of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment	Contracts	Investment	Investment

Owner occupied commercial real estate	52	$30,600	$29,201	54	$27,695	$26,296	46	$24,194	$22,471
Income producing commercial real estate	28	14,525	14,525	31	18,094	17,915	32	20,936	18,488
Commercial & industrial	32	2,902	2,902	32	2,848	2,847	35	3,574	3,292
Commercial construction	14	11,268	11,188	14	11,360	11,280	14	11,678	11,598
Total commercial	126	59,295	57,816	131	59,997	58,338	127	60,382	55,849
Residential mortgage	162	21,343	20,600	154	18,630	17,836	148	21,163	19,657
Home equity lines of credit	2	478	478	2	478	478	3	505	505
Residential construction	47	8,824	7,388	48	8,962	8,265	52	10,400	9,518
Consumer installment	17	148	148	17	179	179	26	442	340
Indirect auto	-	-	-	-	-	-	-	-	-
Total loans	354	90,088	86,430	352	88,246	$85,096	356	92,892	85,869

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Loans modified under the terms of a TDR during the three months ended March 31, 2015 and 2014 are presented in the table below.  In addition, the following table presents loans modified under the terms of a TDR that became 90 days or more delinquent during the three months ended March 31, 2015 and 2014, that were initially restructured within one year prior to becoming delinquent (dollars in thousands).
				Troubled Debt Restructurings
				Modified Within the Previous
				Twelve Months that Have
		Pre-	Post-	Subsequently Defaulted During
		Modification	Modification	the Three Months Ended
		Outstanding	Outstanding	March 31, 2015
New Troubled Debt Restructurings for	Number of	Recorded	Recorded	Number of	Recorded
the Three Months Ended March 31, 2015	Contracts	Investment	Investment	Contracts	Investment

Owner occupied commercial real estate	2	$4,497	$4,497	-	$-
Income producing commercial real estate	2	255	255	-	-
Commercial & industrial	2	188	188	-	-
Commercial construction	-	-	-	-	-
Total commercial	6	4,940	4,940	-	-
Residential mortgage	15	1,598	1,598	-	-
Home equity lines of credit	-	-	-	-	-
Residential construction	-	-	-	-	-
Consumer installment	1	3	3	1	30
Indirect auto	-	-	-	-	-
Total loans	22	$6,541	$6,541	1	$30

				Troubled Debt Restructurings
				Modified Within the Previous
				Twelve Months that Have
		Pre-	Post-	Subsequently Defaulted During
		Modification	Modification	the Three Months Ended
		Outstanding	Outstanding	March 31, 2014
New Troubled Debt Restructurings for	Number of	Recorded	Recorded	Number of	Recorded
the Three Months Ended March 31, 2014	Contracts	Investment	Investment	Contracts	Investment

Owner occupied commercial real estate	2	$605	$605	1	$104
Income producing commercial real estate	2	533	533	-	-
Commercial & industrial	1	224	224	2	54
Commercial construction	1	231	231	-	-
Total commercial	6	1,593	1,593	3	158
Residential mortgage	14	1,132	1,132	4	452
Home equity lines of credit	-	-	-	-	-
Residential construction	-	-	-	-	-
Consumer installment	2	142	142	-	-
Indirect auto	-	-	-	-	-
Total loans	22	$2,867	$2,867	7	$610

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of March 31, 2015, December 31, 2014 and March 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands).

			Substandard		Doubtful /
As of March 31, 2015	Pass	Watch	Performing	Nonaccrual	Loss	Total
Owner occupied commercial real estate	$1,097,075	$21,594	$43,887	$4,360	$-	$1,166,916
Income producing commercial real estate	600,976	14,415	19,881	835	-	636,107
Commercial & industrial	704,714	3,234	6,704	1,629	-	716,281
Commercial construction	223,810	2,522	3,528	60	-	229,920
Total commercial	2,626,575	41,765	74,000	6,884	-	2,749,224
Residential mortgage	813,075	11,185	30,382	8,669	-	863,311
Home equity lines of credit	458,577	470	5,734	693	-	465,474
Residential construction	275,567	4,061	9,504	2,127	-	291,259
Consumer installment	101,142	-	1,301	142	-	102,585
Indirect auto	314,540	-	796	500	-	315,836
Total loans	$4,589,476	$57,481	$121,717	$19,015	$-	$4,787,689
As of December 31, 2014
Owner occupied commercial real estate	$1,094,057	$18,889	$46,401	$4,133	$-	$1,163,480
Income producing commercial real estate	560,559	16,701	20,560	717	-	598,537
Commercial & industrial	696,805	4,017	7,863	1,571	-	710,256
Commercial construction	190,070	2,311	3,566	83	-	196,030
Total commercial	2,541,491	41,918	78,390	6,504	-	2,668,303
Residential mortgage	814,168	11,594	31,831	8,196	-	865,789
Home equity lines of credit	459,881	-	5,296	695		465,872
Residential construction	280,166	5,535	10,920	2,006	-	298,627
Consumer installment	103,383	-	1,382	134	-	104,899
Indirect auto	267,709	-	574	346	-	268,629
Total loans	$4,466,798	$59,047	$128,393	$17,881	$-	$4,672,119
As of March 31, 2014
Owner occupied commercial real estate	$1,059,528	$30,869	$47,525	$3,868	$-	$1,141,791
Income producing commercial real estate	577,771	7,982	36,800	1,278	-	623,830
Commercial & industrial	481,310	4,905	8,141	822	-	495,178
Commercial construction	138,560	4,134	5,281	479	-	148,454
Total commercial	2,257,169	47,890	97,747	6,447	-	2,409,253
Residential mortgage	799,145	10,591	43,572	13,307	-	866,615
Home equity lines of credit	437,908	29	7,662	1,106	-	446,705
Residential construction	292,032	8,935	12,977	3,805	-	317,749
Consumer installment	104,379	11	2,310	291	-	106,991
Indirect auto	207,504	-	597	294	-	208,395
Total loans	$4,098,137	$67,456	$164,865	$25,250	$-	$4,355,708

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

Consumer Purpose Loans.  United applies a pass / fail grading system to all consumer purpose loans.  Under the pass / fail grading system, consumer purpose loans meeting the criteria of substandard are classified as “fail” and all other loans are classified as “pass”.  For reporting purposes, consumer purpose loans classified as “fail” are reported in the performing substandard or nonaccrual columns and all other consumer purpose loans are reported in the “pass” column.  Loan balances reported in the “watch” column for residential mortgage are generally commercial purpose loans secured by the borrower’s residence.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

Note 7 – SBA Servicing Rights

United accounts for SBA servicing rights at fair value and is included in other assets.  Changes in the balances of servicing assets and servicing liabilities subsequently measured using the fair value measurement method for the three months ended March 31, 2015, are recorded as follows (in thousands).

ASC 860 Servicing Asset Rollforward
Fair value as of January 1, 2015	$2,551
Additions:
Originated servicing rights capitalized upon sale of loans	190
Subtractions:
Disposals	-
Changes in fair value:
Due to change in valuation inputs or assumptions used in the valuation model	(24)
Fair value as of March 31, 2015	$2,717

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the Company’s SBA Servicing Asset as of March 31, 2015 and December 31, 2014, and the sensitivity of the fair values to immediate adverse changes in those assumptions are shown in the table below (in thousands).

	March 31,	December 31,
	2015	2014
Fair value of retained Servicing Assets	$2,717	$2,551
Prepayment rate assumption	7.26%	6.70%
10% adverse change	$(75)	$(62)
20% adverse change	$(146)	$(122)
Discount rate	11.1%	12.0%
100 bps adverse change	$(101)	$(85)
200bps adverse change	$(196)	$(164)
Weighted-average life (months)	7.1	6.5
Weighted-average gross margin	2.13%	2.00%

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 8 – Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the details regarding amounts reclassified out of accumulated other comprehensive income for the three months ended March 31, 2015 and 2014 (in thousands).

	Amounts Reclassified from
	Accumulated Other
	Comprehensive Income
	For the three months ended
Details about Accumulated Other	March 31,		Affected Line Item in the Statement
Comprehensive Income Components	2015	2014	Where Net Income is Presented

Realized gains on sales of available-for-sale securities:
	$1,539	$217	Securities gains, net
	(598)	(92)	Tax expense
	$941	$125	Net of tax
Amortization of (losses) gains included in net income on available-for-sale securities transferred to held to maturity:
	$(484)	$(330)	Investment securities interest revenue
	182	123	Tax benefit (expense)
	$(302)	$(207)	Net of tax
Gains included in net income on derivative financial instruments accounted for as cash flow hedges:
Effective portion of interest rate contracts	$-	$(97)	Time deposit interest expense
Amortization of losses on de-designated positions	(48)	-	Deposits in banks and short-term investments interest revenue
Amortization of losses on de-designated positions	(119)	-	Money market deposit interest expense
Amortization of losses on de-designated positions	(258)	-	Federal Home Loan Bank advances interest expense
	(425)	(97)	Total before tax
	165	38	Tax or benefit (expense)
	$(260)	$(59)	Net of tax
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan
Prior service cost	$(91)	$(91)	Salaries and employee benefits expense
Actuarial losses	(68)	-	Salaries and employee benefits expense
	(159)	(91)	Total before tax
	62	35	Tax benefit
	$(97)	$(56)	Net of tax
Total reclassifications for the period	$282	$(197)	Net of tax
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

During the three months ended March 31, 2015 and 2014, United accrued dividends on preferred stock, including accretion of discounts, as shown in the following table (in thousands).

	Three Months Ended
	March 31,
	2015	2014
Series B - 5% fixed until December 6, 2013, 9% thereafter	$-	$159
Series D - LIBOR plus 9.6875%, resets quarterly	-	280
Total preferred stock dividends	$-	$439

All preferred stock dividends are payable quarterly.

Series B preferred stock was issued at a discount. Dividend amounts shown include discount accretion for each period.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The preferred stock dividends were subtracted from net income in order to arrive at net income available to common shareholders.  All of United’s preferred stock was redeemed during the first quarter of 2014.

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 (in thousands, except per share data).

	Three Months Ended March 31,
	2015	2014

Net income available to common shareholders	$17,670	$14,961

Weighted average shares outstanding:
Basic	60,905	60,059
Effect of dilutive securities
Stock options	4	2
Diluted	60,909	60,061
Net income per common share:
Basic	$.29	$.25
Diluted	$.29	$.25

At March 31, 2015, United had the following potentially dilutive stock options and warrants outstanding:  a warrant to purchase 219,909 shares of common stock at $61.40 per share; 301,344 shares of common stock issuable upon exercise of stock options granted to employees with a weighted average exercise price of $93.01; and 773,304 shares of common stock issuable upon completion of vesting of restricted stock unit awards.

At March 31, 2014, United had the following potentially dilutive stock options and warrants outstanding: a warrant to purchase 219,909 common shares at $61.40 per share originally issued to the U.S. Treasury; 348,860 common shares issuable upon exercise of stock options granted to employees with a weighted average exercise price of $98.02; 1.10 million shares issuable upon completion of vesting of restricted stock unit awards; and warrants to purchase common stock equivalent junior preferred stock that would be convertible into 1,411,765 common shares exercisable at $21.25 per share granted to Fletcher International Ltd. (“Fletcher”) in connection with a 2010 asset purchase and sale agreement.  United repurchased the warrant from Fletcher in the fourth quarter of 2014.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents the fair value of United’s derivative financial instruments as well as their classification on the consolidated balance sheet as of March 31, 2015, December 31, 2014 and March 31, 2014 (in thousands).

Derivatives designated as hedging instruments under ASC 815

		Fair Value
	Balance Sheet	March 31,	December 31,	March 31,
Interest Rate Products	Location	2015	2014	2014
Cash flow hedge of money market deposits	Other assets	$-	$-	$2,971
Fair value hedge of brokered CD’s	Other assets	5	-	-
Fair value hedge of corporate bonds	Other assets	-	-	2,655
		$5	$-	$5,626
Cash flow hedge of short-term debt	Other liabilities	$-	$-	$3,650
Cash flow hedge of money market deposits	Other liabilities	-	350	678
Fair value hedge of AFS security	Other liabilities	345	-	-
Fair value hedge of brokered CD’s	Other liabilities	3,452	5,817	14,119
Fair value hedge of corporate bonds	Other liabilities	-	-	2,729
		$3,797	$6,167	$21,176

Derivatives not designated as hedging instruments under ASC 815

		Fair Value
	Balance Sheet	March 31,	December 31,	March 31,
Interest Rate Products	Location	2015	2014	2014
Customer swap positions	Other assets	$5,043	$3,433	$1,359
Dealer offsets to customer swap positions	Other assets	-	128	825
Bifurcated embedded derivatives	Other assets	8,117	12,262	13,753
Offsetting positions for de-designated cash flow hedges	Other assets	7,126	4,776	-
		$20,286	$20,599	$15,937
Customer swap positions	Other liabilities	$-	$129	$825
Dealer offsets to customer swap positions	Other liabilities	5,107	3,456	1,377
Dealer offsets to bifurcated embedded derivatives	Other liabilities	13,244	17,467	18,931
De-designated cash flow hedges	Other liabilities	7,128	4,778	-
		$25,479	$25,830	$21,133

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

Cash Flow Hedges of Interest Rate Risk

United’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, United uses interest rate swaps as part of its interest rate risk management strategy. United’s interest rate swaps designated as cash flow hedges involved the payment of fixed-rate amounts to a counterparty in exchange for United receiving variable-rate payments over the life of the agreements without exchange of the underlying notional amount. United’s cash flow hedges were for the purpose of converting variable rate deposits and wholesale borrowings to the economic equivalent of a fixed rate to protect United in a rising rate environment. At March 31, 2015 United did not have any active cash flow hedges. At December 31, 2014, United had one swap contract outstanding with a total notional amount of $175 million that was designated as a cash flow hedge of indexed money market accounts. At March 31, 2014, United had three swap contracts outstanding with a total notional amount of $200 million that were designated as cash flow hedges of future issuances of three-month brokered deposits or other LIBOR based floating rate wholesale borrowings, and three swap contracts outstanding with a total notional amount of $375 million that were designated as cash flow hedges of indexed money market accounts. During the second and fourth quarters of 2014, United de-designated swaps with a notional of $500 million and put on offsetting positions which had a similar effect to terminating the positions. In addition, in the first quarter of 2015, United terminated its one remaining cash flow hedge with a notional of $175 million. Changes in United’s balance sheet composition and interest rate risk position made the hedges no longer necessary as protection against rising interest rates. The loss remaining in other comprehensive income on the de-designated swaps is being amortized into earnings over the original term of the swaps as the forecasted transactions that the swaps were originally designated to hedge are still expected to occur.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense when the swaps become effective, as interest payments are made on United’s LIBOR based, variable-rate wholesale borrowings and indexed deposit accounts.  United recognized $7,000 and $35,000, respectively, in hedge ineffectiveness gains in interest expense on active cash flow hedges during the first three months of 2015 and 2014.  United expects that $1.83 million will be reclassified as an increase to deposit interest expense over the next twelve months related to these cash flow hedges.

Fair Value Hedges of Interest Rate Risk

United is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in interest rates.  United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in interest rates. Interest rate swaps designated as fair value hedges of brokered deposits involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate swaps designated as fair value hedges of fixed rate investments involve the receipt of variable-rate payments from a counterparty in exchange for United making fixed rate payments over the life of the instrument without the exchange of the underlying notional amount.  At March 31, 2015, United had 16 interest rate swaps with an aggregate notional amount of $197 million that were designated as fair value hedges of interest rate risk and were pay-variable / receive-fixed swaps hedging the changes in the fair value of fixed rate brokered time deposits resulting from changes in interest rates.  Also at March 31, 2015, United had one interest rate swap with a notional of $30 million that was designated as a pay-fixed / receive variable fair value hedge of changes in the fair value of a fixed rate corporate bond.  At March 31, 2014, United had 24 interest rate swaps with an aggregate notional amount of $285 million that were designated as fair value hedges of interest rate risk.  Eight of the interest rate swaps outstanding at March 31, 2014 with an aggregate notional amount of $86 million were receive-variable / pay-fixed swaps that were used for the purpose of hedging changes in the fair value of corporate bonds resulting from changes in interest rates.  The other 16 were pay-variable / receive-fixed swaps hedging the changes in the fair value of fixed rate brokered time deposits resulting from changes in interest rates.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings.  United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives.  During the three months ended March 31, 2015, United recognized a net loss of $37,000 related to ineffectiveness in the fair value hedging relationships.  During the three months ended March 31, 2014, United recognized net losses of $389,000 related to ineffectiveness of the fair value hedging relationships.  United also recognized a net reduction of interest expense of $1.14 million and $1.21 million, respectively, for the three months ended March 31, 2015 and 2014 related to United’s fair value hedges of brokered time deposits, which includes net settlements on the derivatives.  United recognized reductions of $74,000 and $530,000, respectively, of interest revenue on securities during the first three months of 2015 and 2014 related to United’s fair value hedges of corporate bonds.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of United’s derivative financial instruments on the consolidated statement of operations for the three months ended March 31, 2015 and 2014.

Derivatives in Fair Value Hedging Relationships (in thousands).

	Location of Gain	Amount of Gain (Loss)		Amount of Gain (Loss)
	(Loss) Recognized	Recognized in Income		Recognized in Income
	in Income on	on Derivative		on Hedged Item
	Derivative	2015	2014	2015	2014
Three Months Ended March 31,
Fair value hedges of brokered CD’s	Interest expense	$2,370	$5,853	$(2,405)	$(6,034)
Fair value hedges of corporate bonds	Interest revenue	(345)	(1,704)	343	1,496
		$2,025	$4,149	$(2,062)	$(4,538)

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Derivatives in Cash Flow Hedging Relationships (in thousands).

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2015		2014	Location	2015	2014	Location	2015	2014

Three Months Ended March 31,
Interest rate swaps	$(471	) $	(2,833)	Interest Expense	$(425)	$(97)	Interest expense	$(7)	$(35)

Credit-Risk-Related Contingent Features

United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each counterparty.  The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts.  The details of these agreements, including the minimum thresholds, vary by counterparty.  As of March 31, 2015, collateral totaling $31.4 million was pledged toward derivatives in a liability position.

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

Note 11 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights.  Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant.  The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years.  Certain options, restricted stock and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan).  As of March 31, 2015, 405,000 additional awards could be granted under the plan. Through March 31, 2015, incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards, base salary stock grants and performance share awards have been granted under the plan.

The following table shows stock option activity for the first three months of 2015.
			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinisic
		Average Exercise	Contractual	Value
Options	Shares	Price	Term (Years)	$(000)

Outstanding at December 31, 2014	313,555	$93.40
Expired	(12,211)	103.12
Outstanding at March 31, 2015	301,344	93.01	2.7	$118

Exercisable at March 31, 2015	285,095	97.43	2.3	63

The fair value of each option is estimated on the date of grant using the Black-Scholes model.  No stock options were granted during the three months ended March 31, 2015 and 2014.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

United recognized $10,000 in compensation expense related to stock options during the three months ended March 31, 2015.  United recognized no compensation expense relating to stock options for the three months ended March 31, 2014.  The amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period.  The forfeiture rate for new options issued is estimated to be approximately 3% per year.  No options were exercised during the first three months of 2015 or 2014.

The table below presents restricted stock units activity for the first three months of 2015.

Restricted Stock Unit Awards	Shares	Weighted- Average Grant- Date Fair Value

Outstanding at December 31, 2014	829,201	$14.76
Granted	95,167	18.06
Vested	(100,607)	15.36
Cancelled	(50,457)	15.09
Outstanding at March 31, 2015	773,304	15.07

Vested at March 31, 2015	7,580	9.90

Compensation expense for restricted stock units is based on the fair value of restricted stock unit awards at the time of grant, which is equal to the value of United’s common stock on the date of grant.  The value of restricted stock unit awards that are expected to vest is amortized into expense over the vesting period.  For the three months ended March 31, 2015 and 2014, compensation expense of $956,000 and $1.10 million, respectively, was recognized related to restricted stock unit awards.  In addition, for each of the three months ended March 31, 2015 and 2014 $25,000 was recognized in other operating expense for restricted stock unit awards granted to members of United’s board of directors.  The total intrinsic value of outstanding restricted stock unit awards was $14.6 million at March 31, 2015.

As of March 31, 2015, there was $9.46 million of unrecognized compensation cost related to non-vested stock options and restricted stock unit awards granted under the plan.  That cost is expected to be recognized over a weighted-average period of 2.69 years.  The aggregate grant date fair value of options and restricted stock unit awards that vested during the three months ended March 31, 2015, was $1.55 million.

Note 12 – Common and Preferred Stock Issued / Common Stock Issuable

United sponsors a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from United.  The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission.  No shares were issued through the DRIP in the first three months of 2014 as the DRIP was suspended during that time.  The DRIP was re-activated following United’s reinstatement of its quarterly dividend in the second quarter of 2014.  In the first quarter of 2015, 487 shares were issued through the DRIP.

United’s 401(k) Plan has routinely purchased shares of United’s common stock directly from United.  Effective January 1, 2015, the 401(k) Plan discontinued offering shares of United’s common stock as an investment option.  During the three months ended March 31, 2014, United’s 401(k) Plan purchased 11,837 shares directly from United at the average of the high and low stock prices on the transaction dates which increased capital by $209,000.

In addition, United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges.  Effective January 1, 2015, the discount was increased to 10% on purchases made through the ESPP.  During the first three months of 2015 and 2014, United issued 3,202 shares and 2,639 shares, respectively through the ESPP.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

United offers its common stock as an investment option in its deferred compensation plan.  United also allows for the deferral of restricted stock unit awards.  The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable.  The deferred compensation plan does not allow for diversification once an election is made to invest in United’s common stock and settlement must be accomplished in shares at the time the deferral period is completed. At March 31, 2015 and 2014, 400,369 and 237,763 shares of common stock, respectively, were issuable under the deferred compensation plan.

In the first quarter of 2014, United redeemed all of its outstanding preferred stock.  The preferred stock was redeemed at par and did not result in any gain or loss.  The redemptions were funded from a combination of dividends from United Community Bank, borrowings on United’s holding company line of credit and cash on hand.

Pursuant to its settlement agreement with Fletcher, United agreed to deliver 640,000 shares of its common stock and cash that, together with the common stock, would have a combined fair value of $12 million.  On March 25, 2014, to satisfy its obligations under the settlement agreement, United completed the sale of 640,000 shares of common stock and received approximately $12.2 million in net proceeds after discounts and expenses, $12.0 million of which was paid to Fletcher in November 2014.

Note 13 – Income Taxes

The income tax provision for the three months ended March 31, 2015 and 2014 was $10.4 million and $9.04 million, respectively, which represents effective tax rates of 37.0% for each period.  At March 31, 2015, December 31, 2014 and March 31, 2014, United maintained a valuation allowance on its net deferred tax asset of $4.27 million, $4.12 million and $4.08 million, respectively.  Management assesses the valuation allowance recorded against its net deferred tax asset at each reporting period.  The determination of whether a valuation allowance for its net deferred tax asset is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

United evaluated the need for a valuation allowance at March 31, 2015.  Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of its net deferred tax asset will be realized based upon future taxable income.  The remaining valuation allowance of $4.27 million is related to specific state income tax credits that have short carryforward periods and are expected to expire unused.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence.  Management’s conclusion at March 31, 2015 that it was more likely than not that United’s net deferred tax asset of $202 million will be realized is based upon management’s estimate of future taxable income.  Management’s estimate of future taxable income is based on internal forecasts that consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment.  If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of its net deferred tax asset.  Such an increase to the net deferred tax asset valuation allowance could have a material adverse effect on United’s financial condition and results of operations.

United is subject to income taxation in the United States and various state jurisdictions.  United’s federal and state income tax returns are filed on a consolidated basis.  Currently, no years for which United filed a federal income tax return are under examination by the IRS, and there are no state tax examinations currently in progress.  United is no longer subject to income tax examinations from state and local income tax authorities for years before 2011.  Although United is unable to determine the ultimate outcome of future examinations, United believes that the liability recorded for uncertain tax positions is appropriate.

At March 31, 2015, December 31, 2014 and March 31, 2014, unrecognized income tax benefits totaled $4.29 million, $4.20 million and $4.59 million, respectively.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Although management has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2015, management had assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  Additionally, in the review of the structured derivative inputs, it was determined that the broker quotes, used as a key valuation input, were not observable consistent with a level 2 disclosure.  This resulted in United transferring those derivatives to Level 3 in the ASC 820 leveling disclosures as of December 31, 2014.

SBA Servicing Rights

As United expanded its SBA lending and subsequent loan sales activities, a servicing asset has been recognized (per ASC 860). This asset is recorded at fair value on recognition, and management has elected to carry this asset at fair value for subsequent reporting. Given the nature of the asset, the key valuation inputs are unobservable and management classifies this asset as Level 3.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2015, December 31, 2014 and March 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

March 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasuries	$48,414	$-	$-	$48,414
U.S. Government agencies	-	37,268	-	37,268
State and political subdivisions	-	16,352	-	16,352
Mortgage-backed securities	-	1,041,114	-	1,041,114
Corporate bonds	-	186,957	750	187,707
Asset-backed securities	-	468,728	-	468,728
Other	-	2,390	-	2,390
Deferred compensation plan assets	3,366	-	-	3,366
SBA servicing rights	-	-	2,717	2,717
Derivative financial instruments	-	12,174	8,117	20,291
Total assets	$51,780	$1,764,983	$11,584	$1,828,347

Liabilities:
Deferred compensation plan liability	$3,366	$-	$-	$3,366
Derivative financial instruments	-	14,747	14,529	29,276

Total liabilities	$3,366	$14,747	$14,529	$32,642

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasuries	$105,709	$-	$-	$105,709
U.S. Government agencies	-	36,299	-	36,299
State and political subdivisions	-	20,233	-	20,233
Mortgage-backed securities	-	996,820	-	996,820
Corporate bonds	-	164,878	750	165,628
Asset-backed securities	-	455,928	-	455,928
Other	-	2,117	-	2,117
Deferred compensation plan assets	3,864	-	-	3,864
SBA servicing rights		-	2,551	2,551
Derivative financial instruments	-	8,337	12,262	20,599
Total assets	$109,573	$1,684,612	$15,563	$1,809,748

Liabilities:
Deferred compensation plan liability	$3,864	$-	$-	$3,864
Derivative financial instruments	-	13,018	18,979	31,997
Total liabilities	$3,864	$13,018	$18,979	$35,861

March 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
State and political subdivisions	$-	$23,006	$-	$23,006
Mortgage-backed securities	-	1,128,112	-	1,128,112
Corporate bonds	-	251,574	350	251,924
Asset-backed securities	-	432,062	-	432,062
Other	-	2,572	-	2,572
Deferred compensation plan assets	3,468	-	-	3,468
Derivative financial instruments	-	21,563	-	21,563
Total assets	$3,468	$1,858,889	$350	$1,862,707

Liabilities:
Deferred compensation plan liability	$3,468	$-	$-	$3,468
Brokered certificates of deposit	-	177,726	-	177,726
Derivative financial instruments	-	42,309	-	42,309
Total liabilities	$3,468	$220,035	$-	$223,503

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	Three Months Ended March 31
	2015				2014
	Derivative Asset	Derivative Liability	SBA servicing rights	Securities Available-for- Sale	Securities Available-for- Sale
Balance at beginning of period	$12,262	$18,979	$2,551	$750	$350
Purchases	-	-	-	-	-
Additions	-	-	190	-	-
Sales and settlements	-	-	-	-	-
Other comprehensive income	-	-	-	-	-
Amounts included in earnings - fair value adjustments	(4,145)	(4,450)	(24)	-	-
Transfers between valuation levels, net	-	-	-	-	-
Balance at end of period	$8,117	$14,529	$2,717	$750	$350

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis at March 31, 2015, December 31, 2014 and March 31, 2014 (in thousands).

	Fair Value					Weighted Average
	March 31,	December 31,	March 31,	Valuation		March 31,	December 31,
Level 3 Assets	2015	2014	2014	Technique	Unobservable Inputs	2015	2014

SBA Servicing Rights	$2,717	$2,551	$-	Discounted	Discount rate	11.1%	12.0%
				cash flow	Prepayment Rate	7.26%	6.70%

Corporate Bonds	750	750	350	Indicative bid provided by a broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	N/A	N/A

Derivatives assets	8,117	12,262	-	Dealer Priced	Dealer Priced	N/A	N/A

Derivative liabilities	14,529	18,979	-	Dealer Priced	Dealer Priced	N/A	N/A

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  The table below presents United’s assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2015, December 31, 2014 and March 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

March 31, 2015	Level 1	Level 2	Level 3	Total
Assets
Loans	$-	$-	$80,432	$80,432
Foreclosed properties	-	-	1,021	1,021
Total	$-	$-	$81,453	$81,453

December 31, 2014
Assets
Loans	$-	$-	$83,541	$83,541
Foreclosed properties	-	-	1,555	1,555
Total	$-	$-	$85,096	$85,096

March 31, 2014
Assets
Loans	$-	$-	$79,918	$79,918
Foreclosed properties	-	-	3,120	3,120
Total	$-	$-	$83,038	$83,038

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

The carrying amount and fair values for other financial instruments that are not measured at fair value on a recurring basis in United’s balance sheet at March 31, 2015, December 31, 2014, and March 31, 2014 are as follows (in thousands).

	Carrying	Fair Value Level
March 31, 2015	Amount	Level 1	Level 2	Level 3	Total
Assets:
Securities held to maturity	$399,228	$-	$413,550	$-	$413,550
Loans, net	4,717,682	-	-	4,686,611	4,686,611
Mortgage loans held for sale	15,723	-	16,181	-	16,181

Liabilities:
Deposits	6,437,931	-	6,438,984	-	6,438,984
Federal Home Loan Bank advances	270,125	-	270,124	-	270,124
Long-term debt	113,901	-	-	116,919	116,919

December 31, 2014
Assets:
Securities held to maturity	415,267	-	425,233	-	425,233
Loans, net	4,600,500	-	-	4,549,027	4,549,027
Mortgage loans held for sale	13,737	-	14,139	-	14,139

Liabilities:
Deposits	6,326,513	-	6,328,264	-	6,328,264
Federal Home Loan Bank advances	270,125	-	270,125	-	270,125
Long-term debt	129,865	-	-	132,814	132,814

March 31, 2014
Assets:
Securities held to maturity	464,697	-	473,136	-	473,136
Loans, net	4,280,485	-	-	4,201,255	4,201,255
Mortgage loans held for sale	10,933	-	11,121	-	11,121

Liabilities:
Deposits	6,247,541	-	6,238,927	-	6,238,927
Federal Home Loan Bank advances	50,125	-	50,125	-	50,125
Long-term debt	129,865	-	-	130,636	130,636

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 15 – Commitments and Contingencies

United is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement United has in particular classes of financial instruments.  The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. United uses the same credit policies in making commitments and conditional obligations as it uses for underwriting on-balance sheet instruments. In most cases, collateral or other security is required to support financial instruments with credit risk.

The following table summarizes, as of March 31, 2015, December 31, 2014 and March 31, 2014, the contractual amount of off-balance sheet instruments (in thousands).

	March 31, 2015	December 31, 2014	March 31, 2014
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$972,819	$878,160	$720,891
Letters of credit	24,310	19,861	19,960

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

Note 16 – Subsequent Events

On April 22, 2015, United announced that it had reached a definitive agreement to acquire Palmetto Bancshares, Inc. (“Palmetto”) and its wholly owned bank subsidiary The Palmetto Bank.  The Palmetto Bank is the third largest banking institution headquartered in South Carolina with total assets of $1.2 billion, loans of $832 million and deposits of $967 million.  It is a 108-year old community bank that serves Upstate South Carolina through 25 branch locations in nine counties along the Interstate 85 corridor.  The Palmetto Bank will merge into and operate under the brand of United Community Bank.

Under the terms of the agreement, which has been unanimously approved by the Boards of Directors of both companies, Palmetto shareholders will have the right to receive $19.25 in cash or 0.97 shares of United common stock, or any combination thereof, for each share of Palmetto common stock. The cash and stock elections are subject to proration to ensure that 30% of the outstanding shares of Palmetto common stock will be exchanged for cash and 70% of the outstanding shares of Palmetto common stock will be exchanged for shares of United common stock in the merger. Based on United’s ten-day average closing price of $18.78 per share as of April 21, 2015 the aggregate deal value is approximately $240.5 million.

The merger, which is subject to regulatory approval, the approval of the shareholders of Palmetto, and other customary conditions, is expected to close in the fourth quarter of 2015.

On May 1, 2015, United completed its previously announced acquisition of MoneyTree Corporation and its wholly owned bank subsidiary, First National Bank.

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

Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experiences may differ materially from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experiences to differ from those projected include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 as well as the following factors:

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

United is a bank holding company registered with the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988.  At March 31, 2015, United had total consolidated assets of $7.66 billion, total loans of $4.79 billion, total deposits of $6.44 billion, and shareholders’ equity of $764 million.

United’s activities are primarily conducted by its wholly-owned Georgia banking subsidiary, United Community Bank (the “Bank”).  The Bank’s operations are conducted under a community bank model that operates 28 “community banks” with local bank presidents and boards in north Georgia, the Atlanta-Sandy Springs-Roswell, Georgia metropolitan statistical area, the Gainesville, Georgia metropolitan statistical area, coastal Georgia, western North Carolina, east Tennessee and the Greenville-Anderson-Mauldin, South Carolina metropolitan statistical area.  Recently, United has opened commercial loan offices in Nashville, Tennessee and Charlotte, North Carolina.

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

United reported net income of $17.7 million for the first quarter of 2015.  This compared to net income of $15.4 million for the first quarter of 2014.  Diluted earnings per common share were $.29 for the first quarter of 2015, compared to diluted earnings per common share of $.25 for the first quarter of 2014.

Taxable equivalent net interest revenue was $57.6 million for the first quarter of 2015, compared to $54.2 million for the same period of 2014.  Net interest margin increased from 3.21% for the three months ended March 31, 2014 to 3.31% for the same period in 2015.  In the second quarter of 2014, United executed a number of balance sheet management activities, including restructuring interest rate swaps, selling investment securities and repaying high cost wholesale borrowings with the intent of improving the net interest margin and increasing net interest revenue.  These balance sheet management activities, along with strong loan growth over the last four quarters, had the desired effect of increasing net interest revenue and net interest margin which has held steady in the low 3.30% range since the second quarter restructuring activities.

United’s provision for credit losses was $1.80 million for the first quarter of 2015, compared to $2.50 million for the same period in 2014.  Net charge-offs for the first quarter of 2015 were $2.56 million, compared to $4.04 million for the first quarter of 2014.  United’s credit quality indicators have shown improvement over the last four quarters leading to lower net charge offs and provisions for credit losses.

As of March 31, 2015, United’s allowance for loan losses was $70.0 million, or 1.46% of loans, compared to $71.6 million, or 1.53% of loans, at December 31, 2014 and $75.2 million, or 1.73% of loans, at March 31, 2014.  Nonperforming assets of $20.2 million were .26% of total assets at March 31, 2015, the same level as December 31, 2014 and down from .42% as of March 31, 2014, due to ongoing improving credit conditions.  During the first quarter of 2015, $5.94 million in loans were placed on nonaccrual compared with $9.30 million in the first quarter of 2014.

Fee revenue of $15.7 million for the first quarter of 2015 was up $3.51 million, or 29%, from the first quarter of 2014. The increase was due primarily to $1.14 million in gains from the sales of Small Business Administration (“SBA”) loans in the first quarter of 2015. United began selling the guaranteed portion of SBA / United States Department of Agriculture (“USDA”) loans in the second quarter of 2014 as part of its emphasis on growing the SBA lending business. Mortgage fees of $2.76 million for the first quarter of 2015 more than doubled the $1.35 million in mortgage fees earned in the first quarter of 2014. The increase was due to United’s emphasis in growing its mortgage business by recruiting lenders in underserved markets and a wave of refinancing activity in the first quarter of 2015. Brokerage fees of $1.55 million for the first quarter of 2015 were up $374,000, or 32%, from the first quarter of 2014 reflecting United’s efforts to grow its advisory services business. United also sold securities resulting in net gains of $1.54 million in the first quarter of 2015 compared with $217,000 in the first quarter of 2014. The first quarter 2015 also included $1.04 million in charges from prepayment of debt. During the first quarter of 2015, United prepaid a $6.00 million structured repurchase agreement with an interest rate of 4.00% and $15.0 million in trust preferred securities with an average rate over 11%. United expects approximately $1.6 million in annual interest savings from the repayment. Partially offsetting these increases in fee revenue was a decrease in deposit service charges mostly caused by lower overdraft fees, which have been on a declining trend as customer overdraft activity has been down.

For the first quarter of 2015, operating expenses of $43.1 million were up $4.01 million from the first quarter of 2014.  The increase was due primarily to higher salaries and benefits expense which were up $2.05 million from a year ago mostly due to the investment in additional staff and new teams to expand the specialized lending area as well as higher incentive compensation in connection with increased lending activities and improvement in earnings performance.  The increase also reflects charges of $690,000 to terminate and settle the loss sharing agreements with the Federal Deposit Insurance Corporation (the “FDIC”) related to United’s 2009 acquisition of Southern Community Bank and a $420,000 loss on a fraudulent home equity line of credit transaction that are reflected in other operating expense.

Recent Developments

On April 22, 2015, United announced that it had reached a definitive agreement to acquire Palmetto Bancshares, Inc. (“Palmetto”) and its wholly owned bank subsidiary The Palmetto Bank.  The Palmetto Bank is the third largest banking institution headquartered in South Carolina with total assets of $1.2 billion, loans of $832 million and deposits of $967 million.  It is a 108-year old community bank that serves Upstate South Carolina through 25 branch locations in nine counties along the Interstate 85 corridor.  The Palmetto Bank will merge into and operate under the brand of United Community Bank.

Under the terms of the agreement, which has been unanimously approved by the Boards of Directors of both companies, Palmetto shareholders will have the right to receive $19.25 in cash or 0.97 shares of United common stock, or any combination thereof, for each share of Palmetto common stock. The cash and stock elections are subject to proration to ensure that 30% of the outstanding shares of Palmetto common stock will be exchanged for cash and 70% of the outstanding shares of Palmetto common stock will be exchanged for shares of United common stock in the merger. Based on United’s ten-day average closing price of $18.78 per share as of April 21, 2015 the aggregate deal value is approximately $240.5 million.

The merger, which is subject to regulatory approval, the approval of the shareholders of Palmetto, and other customary conditions, is expected to close in the fourth quarter of 2015.

On May 1, 2015, United completed its previously announced acquisition of MoneyTree Corporation and its wholly owned bank subsidiary, First National Bank.

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

Results of Operations

United reported net income of $17.7 million for the first quarter of 2015.  This compared to net income of $15.4 million for the same period in 2014.  For the first quarter of 2015, diluted earnings per common share were $.29 compared to $.25 for the first quarter of 2014.

Table 1 - Financial Highlights
Selected Financial Information
						First
	2015	2014				Quarter
(in thousands, except per share	First	Fourth	Third	Second	First	2015-2014
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change
INCOME SUMMARY
Interest revenue	$62,909	$64,353	$63,338	$61,783	$60,495
Interest expense	5,292	6,021	6,371	6,833	6,326
Net interest revenue	57,617	58,332	56,967	54,950	54,169	6%
Provision for credit losses	1,800	1,800	2,000	2,200	2,500
Fee revenue	15,682	14,823	14,412	14,143	12,176	29
Total revenue	71,499	71,355	69,379	66,893	63,845	12
Operating expenses	43,061	41,919	41,364	40,532	39,050	10
Income before income taxes	28,438	29,436	28,015	26,361	24,795	15
Income tax expense	10,768	11,189	10,399	10,004	9,395	15
Net income	17,670	18,247	17,616	16,357	15,400	15
Preferred dividends and discount accretion	-	-	-	-	439
Net income available to common shareholders	$17,670	$18,247	$17,616	$16,357	$14,961	18

PERFORMANCE MEASURES
Per common share:
Diluted income	$.29	$.30	$.29	$.27	$.25	16
Cash dividends declared	.05	.05	.03	.03	-
Book value	12.58	12.20	12.15	11.94	11.66	8
Tangible book value (2)	12.53	12.15	12.10	11.91	11.63	8

Key performance ratios:
Return on common equity (1)(3)	9.34%	9.60%	9.41%	8.99%	8.64%
Return on assets (3)	.94	.96	.95	.88	.85
Dividend payout ratio	17.24	16.67	10.34	11.11	-
Net interest margin (3)	3.31	3.31	3.32	3.21	3.21
Efficiency ratio	59.15	57.47	57.96	58.65	59.05
Average equity to average assets	9.86	9.76	9.85	9.61	9.52
Average tangible equity to average assets (2)	9.82	9.72	9.83	9.58	9.50
Average tangible common equity to average assets (2)	9.82	9.72	9.83	9.58	9.22
Tangible common equity to risk-weighted assets (2)(4)	13.53	13.82	14.10	13.92	13.63

ASSET QUALITY
Nonperforming loans	$19,015	$17,881	$18,745	$20,724	$25,250	(25)
Foreclosed properties	1,158	1,726	3,146	2,969	5,594	(79)
Total nonperforming assets (NPAs)	20,173	19,607	21,891	23,693	30,844	(35)
Allowance for loan losses	70,007	71,619	71,928	73,248	75,223
Net charge-offs	2,562	2,509	3,155	4,175	4,039	(37)
Allowance for loan losses to loans	1.46%	1.53%	1.57%	1.66%	1.73%
Net charge-offs to average loans (3)	.22	.22	.28	.38	.38
NPAs to loans and foreclosed properties	.42	.42	.48	.54	.71
NPAs to total assets	.26	.26	.29	.32	.42

AVERAGE BALANCES ($ in millions)
Loans	$4,725	$4,621	$4,446	$4,376	$4,356	8
Investment securities	2,203	2,222	2,231	2,326	2,320	(5)
Earning assets	7,070	7,013	6,820	6,861	6,827	4
Total assets	7,617	7,565	7,374	7,418	7,384	3
Deposits	6,369	6,383	6,143	6,187	6,197	3
Shareholders’ equity	751	738	726	713	703	7
Common shares - basic (thousands)	60,905	60,830	60,776	60,712	60,059
Common shares - diluted (thousands)	60,909	60,833	60,779	60,714	60,061

AT PERIOD END ($ in millions)
Loans	$4,788	$4,672	$4,569	$4,410	$4,356	10
Investment securities	2,201	2,198	2,222	2,190	2,302	(4)
Total assets	7,664	7,567	7,526	7,352	7,398	4
Deposits	6,438	6,327	6,241	6,164	6,248	3
Shareholders’ equity	764	740	736	722	704	9
Common shares outstanding (thousands)	60,309	60,259	60,248	60,139	60,092

(1)  Net income available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss).  (2)  Excludes effect of acquisition related intangibles and associated amortization.  (3)  Annualized.  (4) March 31, 2015 calculated under Basel III rules, which became effective January 1, 2015.

Table 1 Continued - Non-GAAP Performance Measures Reconciliation
Selected Financial Information
	2015	2014
(in thousands, except per share	First	Fourth	Third	Second	First
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter
	\	\	\	\	\
Interest revenue reconciliation
Interest revenue - taxable equivalent	$62,909	$64,353	$63,338	$61,783	$60,495
Taxable equivalent adjustment	(375)	(398)	(405)	(377)	(357)
Interest revenue (GAAP)	$62,534	$63,955	$62,933	$61,406	$60,138

Net interest revenue reconciliation
Net interest revenue - taxable equivalent	$57,617	$58,332	$56,967	$54,950	$54,169
Taxable equivalent adjustment	(375)	(398)	(405)	(377)	(357)
Net interest revenue (GAAP)	$57,242	$57,934	$56,562	$54,573	$53,812

Total revenue reconciliation
Total operating revenue	$71,499	$71,355	$69,379	$66,893	$63,845
Taxable equivalent adjustment	(375)	(398)	(405)	(377)	(357)
Total revenue (GAAP)	$71,124	$70,957	$68,974	$66,516	$63,488

Income before taxes reconciliation
Income before taxes	$28,438	$29,436	$28,015	$26,361	$24,795
Taxable equivalent adjustment	(375)	(398)	(405)	(377)	(357)
Income before taxes (GAAP)	$28,063	$29,038	$27,610	$25,984	$24,438

Income tax expense (benefit) reconciliation
Income tax expense (benefit)	$10,768	$11,189	$10,399	$10,004	$9,395
Taxable equivalent adjustment	(375)	(398)	(405)	(377)	(357)
Income tax expense (benefit) (GAAP)	$10,393	$10,791	$9,994	$9,627	$9,038

Book value per common share reconciliation
Tangible book value per common share	$12.53	$12.15	$12.10	$11.91	$11.63
Effect of goodwill and other intangibles	.05	.05	.05	.03	.03
Book value per common share (GAAP)	$12.58	$12.20	$12.15	$11.94	$11.66

Average equity to assets reconciliation
Tangible common equity to assets	9.82%	9.72%	9.83%	9.58%	9.22%
Effect of preferred equity	-	-	-	-	.28
Tangible equity to assets	9.82	9.72	9.83	9.58	9.50
Effect of goodwill and other intangibles	.04	.04	.02	.03	.02
Equity to assets (GAAP)	9.86%	9.76%	9.85%	9.61%	9.52%

Tangible common equity to risk-weighted assets reconciliation (1)
Tangible common equity to risk-weighted assets	13.53%	13.82%	14.10%	13.92%	13.63%
Effect of other comprehensive income	.19	.35	.34	.53	.36
Effect of deferred tax limitation	(2.86)	(3.11)	(3.39)	(3.74)	(3.92)
Effect of trust preferred	.67	1.00	1.02	1.04	1.03
Tier I capital ratio (Regulatory)	11.53%	12.06%	12.07%	11.75%	11.10%

(1) March 31, 2015 calculated under Basel III rules, which became effective January 1, 2015.

Net Interest Revenue (Taxable Equivalent)

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. United actively manages the balance sheet to provide optimal levels of revenue while balancing interest rate, credit and liquidity risks. Taxable equivalent net interest revenue for the first quarter of 2015 was $57.6 million, up $3.45 million from the first quarter of 2014. The combination of growth in the loan portfolio, a higher yield on the securities portfolio and lower interest costs on deposits and borrowed funds were responsible for the increase in net interest revenue. United continues to focus on loan and deposit pricing in an effort to maintain a steady level of net interest revenue.

While average loans increased $370 million, or 8%, from the first quarter of last year, the yield on loans decreased 18 basis points, reflecting the continuing effect of the low interest rate environment and pricing competition for a limited number of quality lending opportunities.

Average interest-earning assets for the first quarter of 2015 increased $243 million, or 4%, from the first quarter of 2014, which was due primarily to the increase in loans offset by a decrease in the securities portfolio.  Average investment securities for the first quarter of 2015 decreased $117 million from a year ago as United’s earning asset mix shifted to loans.  The average yield on the investment portfolio increased 19 basis points from a year ago, mostly due to changes in the asset mix resulting from portfolio restructuring activities executed in the second quarter of 2014.

During the second quarter of 2014, United sold approximately $237 million in securities which were mostly low-yielding variable-rate collateralized mortgage obligations (“CMOs”) and fixed rate corporate bonds that had been swapped to a floating rate.  Improvement in the credit spreads on corporate bonds allowed United to sell the securities at an attractive gain that was used to repay $44 million in structured repurchase agreements that were paying a 4% interest rate.  About $120 million of the proceeds from the sales of securities were reinvested in fixed rate mortgage-backed securities and higher yielding floating rate collateralized loan obligations to offset the impact of the decrease in interest revenue on the sold securities.  These actions in the second quarter of 2014, along with strong loan growth in the three quarters that followed, were primarily responsible for increasing net interest revenue and improving the net interest margin which has held steady in the low 3.30% range since the time of the restructuring.

Also in the second quarter of 2014, as a result of improvement in the interest sensitivity position, United effectively terminated $300 million notional in pay fixed forward starting swaps that were serving as cash flow hedges of LIBOR based wholesale borrowings and indexed money market deposits.  The swaps were entered into in 2012 in anticipation of rising interest rates and had forward start dates that took effect in the first and second quarters of 2014.  Changes in United’s balance sheet since that time made the hedges no longer necessary to achieve a neutral interest sensitivity position.  The termination of the cash flow hedges in the second quarter of 2014 lowered United’s deposit and wholesale borrowings costs and also contributed to the increase in net interest revenue and improvement in the net interest margin.  In the fourth quarter of 2014 and first quarter of 2015, United terminated the remaining $100 million and $175 million notional, respectively, in pay fixed cash flow hedges that were serving as cash flow hedges of LIBOR based money market deposits.

The above noted securities transactions increased the overall yield in the investment portfolio.  The higher investment securities yields and the shift in composition of interest earning assets resulting from loan growth, led to a 2 basis point increase in the overall yield on interest-earning assets for the first quarter of 2015 compared with the first quarter of 2014.  The yield on other interest-earning assets increased 11 basis points although the average balance declined slightly from the first quarter of 2014.  United utilizes reverse repurchase agreements, including collateral swap transactions, where the company enters into a repurchase agreement and reverse repurchase agreement simultaneously with the same counterparty subject to a master netting agreement.  In these transactions, the offsetting balances are netted on the balance sheet.

Average interest-bearing liabilities of $5.15 billion for the first quarter of 2015 decreased $12.8 million from the first quarter of 2014.  Average noninterest bearing deposits increased $220 million from the first quarter of 2014 to $1.62 billion for the first quarter of 2015.  The average cost of interest-bearing liabilities for the first quarter of 2015 was .42% compared to .50% for the same period of 2014, reflecting United’s concerted efforts to reduce its cost of funds.  During the second quarter of 2014, in conjunction with balance sheet restructuring activities, United prepaid approximately $44 million in other borrowings that were costing approximately 4%.  In the first quarter of 2015, United repaid the remaining balance of $6 million.  Late in the first quarter of 2015, United redeemed $15 million in trust preferred securities with an average rate exceeding 11%.  Also contributing to the overall lower rate on interest-bearing liabilities was a shift in the mix of deposits away from more expensive time deposits toward lower-rate transaction deposits.

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

For the first quarters of 2015 and 2014, the net interest spread was 3.18% and 3.08%, respectively, while the net interest margin was 3.31% and 3.21%, respectively.  The increase in both ratios reflects the impact of the second quarter 2014 balance sheet management activities described above as well as growth in the loan portfolio.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2015 and 2014.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended March 31,
	2015			2014
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,725,304	$49,865	4.28%	$4,355,572	$47,868	4.46%
Taxable securities (3)	2,186,756	11,900	2.18	2,300,316	11,419	1.99
Tax-exempt securities (1)(3)	16,236	259	6.38	20,173	308	6.11
Federal funds sold and other interest-earning assets	141,414	885	2.50	150,841	900	2.39

Total interest-earning assets	7,069,710	62,909	3.60	6,826,902	60,495	3.58
Non-interest-earning assets:
Allowance for loan losses	(72,192)			(77,491)
Cash and due from banks	79,025			62,054
Premises and equipment	159,502			162,788
Other assets (3)	381,300			410,175
Total assets	$7,617,345			$7,384,428

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,475,913	394	.11	$1,416,119	440	.13
Money market	1,466,913	673	.19	1,376,993	563	.17
Savings	300,344	20	.03	259,548	20	.03
Time less than $100,000	737,254	724	.40	877,695	1,013	.47
Time greater than $100,000	494,451	664	.54	578,190	918	.64
Brokered time deposits	273,327	(279)	(.41)	287,979	(160)	(.23)
Total interest-bearing deposits	4,748,202	2,196	.19	4,796,524	2,794	.24

Federal funds purchased and other borrowings	36,145	98	1.10	112,583	840	3.03
Federal Home Loan Bank advances	239,181	392	.66	125,069	58	.19
Long-term debt	127,740	2,606	8.27	129,865	2,634	8.23
Total borrowed funds	403,066	3,096	3.12	367,517	3,532	3.90

Total interest-bearing liabilities	5,151,268	5,292	.42	5,164,041	6,326	.50
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,620,984			1,400,619
Other liabilities	94,207			116,667
Total liabilities	6,866,459			6,681,327
Shareholders’ equity	750,886			703,101
Total liabilities and shareholders’ equity	$7,617,345			$7,384,428

Net interest revenue		$57,617			$54,169
Net interest-rate spread			3.18%			3.08%

Net interest margin (4)			3.31%			3.21%

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
(3)
Securities available for sale are shown at amortized cost.  Pretax unrealized gains of $10.8 million in 2015 and pretax unrealized losses of $4.63 million in 2014 are included in other assets for purposes of this presentation.

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

Table 3 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended March 31, 2015
	Compared to 2014
	Increase (decrease)
	Due to Changes in
	Volume	Rate	Total
Interest-earning assets:
Loans	$3,953	$(1,956)	$1,997
Taxable securities	(582)	1,063	481
Tax-exempt securities	(62)	13	(49)
Federal funds sold and other interest-earning assets	(58)	43	(15)
Total interest-earning assets	3,251	(837)	2,414

Interest-bearing liabilities:
NOW accounts	18	(64)	(46)
Money market accounts	38	72	110
Savings deposits	3	(3)	-
Time deposits less than $100,000	(150)	(139)	(289)
Time deposits greater than $100,000	(123)	(131)	(254)
Brokered deposits	9	(128)	(119)
Total interest-bearing deposits	(205)	(393)	(598)
Federal funds purchased & other borrowings	(383)	(359)	(742)
Federal Home Loan Bank advances	88	246	334
Long-term debt	(43)	15	(28)
Total borrowed funds	(338)	(98)	(436)
Total interest-bearing liabilities	(543)	(491)	(1,034)

Increase in net interest revenue	$3,794	$(346)	$3,448

Provision for Credit Losses

The provision for credit losses is based on management’s evaluation of probable incurred losses in the loan portfolio and corresponding analysis of the allowance for credit losses at quarter-end.  The provision for credit losses was $1.80 million for the first quarter of 2015 compared to $2.50 million for the first quarter of 2014.  The amount of provision recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, sufficient to cover incurred losses in the loan portfolio.  The provision for loan losses for the first quarter of 2015 was lower than the first quarter of 2014 due to overall improvement in the portfolio credit quality.  For the three months ended March 31, 2015, net loan charge-offs as an annualized percentage of average outstanding loans were .22% compared to .38% for the same period in 2014.

The allowance for unfunded commitments represents probable incurred losses on unfunded loan commitments that are expected to result in outstanding loan balances.  The allowance for unfunded loan commitments was established through the provision for credit losses.

Additional discussion on credit quality and the allowance for loan losses is included in the “Asset Quality and Risk Elements” section of this report on page 47.

Fee Revenue

Fee revenue for the first quarter of 2015 was $15.7 million, an increase of $3.51 million, or 29%, compared to the first quarter of 2014.  The following table presents the components of fee revenue for the first quarters of 2015 and 2014.

Table 4 - Fee Revenue
(in thousands)
	Three Months Ended
	March 31,		Change
	2015	2014	Amount	Percent

Overdraft fees	$2,598	$2,920	$(322)	(11)
ATM and debit card fees	3,638	3,531	107	3
Other service charges and fees	1,379	1,447	(68)	(5)
Service charges and fees	7,615	7,898	(283)	(4)
Mortgage loan and related fees	2,755	1,354	1,401	103
Brokerage fees	1,551	1,177	374	32
Gains on sales of SBA loans	1,141	-	1,141	100
Customer derivatives	363	57	306	537
Securities gains, net	1,539	217	1,322
Losses from prepayment of debt	(1,038)	-	(1,038)
Other	1,756	1,473	283	19
Total fee revenue	$15,682	$12,176	$3,506	29

Service charges and fees of $7.62 million for the first quarter of 2015 were down $283,000, or 4%, from the first quarter of 2014.  The decrease from the first quarter of 2014 is due to lower overdraft fees and other service charges, partially offset by higher debit card interchange fees.  Overdraft fees continue to decline as customer utilization of our courtesy overdraft services decreases.

Mortgage loans and related fees for the first quarter of 2015 were up $1.40 million, or more than double the amount for the first quarter of 2014.  The increase reflects United’s focus on growing the mortgage business by recruiting new mortgage lenders in key, underserved markets and an increase in refinancing activity.  In the first quarter of 2015, United closed 473 loans totaling $87.9 million compared with 289 loans totaling $46.0 million in the first quarter of 2014.  New purchase mortgages represented $41.5 million, or 47% of the first quarter 2015 production compared with $30.3 million, or 66% of the production volume a year ago.

Brokerage fees of $1.55 million increased $374,000, or 32%, from the first quarter of 2014.  The increase reflects United’s focus on growing the brokerage business.

In the first quarter of 2015, United realized $1.14 million in gains from the sales of the guaranteed portion of SBA and USDA loans. United has been actively growing its SBA lending business with the hiring of new leadership and lenders who specialize in government guaranteed loan programs such as SBA and USDA loans. United’s SBA/USDA lending strategy includes selling a portion of the loan production each quarter. United began selling the guaranteed portion of loans in the second quarter of 2014. United retains the servicing rights on the sold loans and earns a fee for servicing the loans. In the first quarter of 2015, United sold loans with a principal balance of $13.0 million at prices ranging from 105.10% to 118.99% of par.

Customer derivative fees of $363,000 for the first quarter of 2015 were up $306,000 from the first quarter of 2014 due to an increase in customer demand for this product as commercial customers sought to lock in low fixed rates on their loans.

United realized net securities gains of $1.54 million in the first quarter of 2015 compared with securities gains of $217,000 in the first quarter of 2014. United also incurred $1.04 million in charges from the prepayment of $6 million in structured repurchase agreements that paid interest at a rate of 4% and $15 million in trust preferred securities that paid interest at an average rate in excess of 11%. The securities gains and prepayment charges in 2015 were mostly offsetting and were part of the same overall balance sheet management activities that were intended to lower the overall cost of wholesale borrowings going forward. Management expects annual interest savings of approximately $1.9 million from the repayment of the borrowings.

Other fee revenue of $1.76 million for the first quarter of 2015 was up $283,000, or 19%, from the first quarter of 2014.  The increase was mostly due to an incentive payment from United’s merchant services vendor.

Operating Expenses

The following table presents the components of operating expenses for the three months ended March 31, 2015 and 2014.

 Table 5 - Operating Expenses
 (in thousands)
	Three Months Ended
	March 31,		Change
	2015	2014	Amount	Percent

Salaries and employee benefits	$26,446	$24,396	$2,050	8
Communications and equipment	3,271	3,239	32	1
Occupancy	3,278	3,378	(100)	(3)
Advertising and public relations	750	626	124	20
Postage, printing and supplies	938	776	162	21
Professional fees	1,919	1,427	492	34
FDIC assessments and other regulatory charges	1,209	1,353	(144)	(11)
Amortization of intangibles	242	387	(145)	(37)
Other	5,008	3,468	1,540	44
Total operating expenses	$43,061	$39,050	$4,011	10

Operating expenses for the first quarter of 2015 totaled $43.1 million, up $4.01 million, or 10%, from the first quarter of 2014.  The increase mostly reflects higher salaries and employee benefits expense resulting from investing in specialized lending areas and other strategic hiring, charges to terminate and settle the loss sharing agreements with the FDIC related to United’s 2009 acquisition of Southern Community Bank and a loss on a fraudulent home equity line of credit transaction.

Salaries and employee benefits for the first quarter of 2015 were $26.4 million, up $2.05 million, or 8%, from the first quarter of 2014.  The increase was due to a number of factors including investments in additional staff and new teams to expand specialized lending and new talent in other key areas, higher incentives due to increased loan production and obtaining higher earnings performance targets.  Headcount totaled 1,552 at March 31, 2015, up 61 from March 31, 2014.

Professional fees for the first quarter of 2015 of $1.92 million were up $492,000, or 34%, from the first quarter of 2014.  The increase was due primarily to higher legal and consulting fees relating to projects that are in process.

Other expense of $5.01 million for the first quarter of 2015 increased $1.54 million, or 44%, from the first quarter of 2014.  The increase is mostly due to a $690,000 charge to terminate and settle the loss sharing agreements with the FDIC related to United’s 2009 acquisition of Southern Community Bank and a $420,000 loss on a fraudulent home equity line of credit transaction.  As a result of the termination of the loss sharing agreements with the FDIC, United will no longer be required to share 95% of recoveries of previously charged off loans with the FDIC.  In addition to the unusual first quarter charges, other expense in the first quarter of 2015 was elevated due to higher travel and entertainment costs and lending support costs associated with the increase in lending activity.

Income Taxes

The income tax provision for the three months ended March 31, 2015 and 2014 was $10.4 million and $9.04 million, respectively, which represents effective tax rates of 37.0% for each period.  For the remainder of 2015, United expects to record income tax expense at an effective tax rate of approximately 37%.  At March 31, 2015, December 31, 2014 and March 31, 2014, United maintained a valuation allowance on its net deferred tax asset of $4.27 million, $4.12 million and $4.08 million, respectively.  Management assesses the valuation allowance recorded against its net deferred tax asset at each reporting period.  The determination of whether a valuation allowance for its net deferred tax asset is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

United evaluated the need for a valuation allowance at March 31, 2015.  Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of its net deferred tax asset will be realized based upon future taxable income.  The remaining valuation allowance of $4.27 million is related to specific state income tax credits that have short carryforward periods and are expected to expire unused.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management's conclusion at March 31, 2015 that it was more likely than not that United’s net deferred tax asset of $202 million will be realized is based upon management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts that consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, the valuation allowance may need to be increased for some or all of its net deferred tax asset. Such an increase to the net deferred tax asset valuation allowance could have a material adverse effect on United’s financial condition and results of operations.

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

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of income tax computed by applying the statutory federal income tax rate to income before income taxes, can be found in Note 16 to the consolidated financial statements filed with United’s Annual Report on Form 10-K for the year ended December 31, 2014.

Balance Sheet Review

Total assets at March 31, 2015, December 31, 2014 and March 31, 2014 were $7.67 billion, $7.57 billion and $7.40 billion, respectively.  Average total assets for the first quarter of 2015 were $7.62 billion, up from $7.38 billion in the first quarter of 2014.

The following table presents a summary of the loan portfolio.

Table 6 - Loans Outstanding
(in thousands)
	March 31,	December 31,	March 31,
	2015	2014	2014
By Loan Type
Owner occupied commercial real estate	$1,166,916	$1,163,480	$1,141,791
Income producing commercial real estate	636,107	598,537	623,830
Commercial & industrial	716,281	710,256	495,178
Commercial construction	229,920	196,030	148,454
Total commercial	2,749,224	2,668,303	2,409,253
Residential mortgage	863,311	865,789	866,615
Home equity lines of credit	465,474	465,872	446,705
Residential construction	291,259	298,627	317,749
Consumer installment	102,585	104,899	106,991
Indirect auto	315,836	268,629	208,395
Total loans	$4,787,689	$4,672,119	$4,355,708
As a percentage of total loans:
Owner occupied commercial real estate	24%	25%	26%
Income producing commercial real estate	13	13	15
Commercial & industrial	15	15	12
Commercial construction	5	4	3
Total commercial	57	57	56
Residential mortgage	18	19	20
Home equity lines of credit	10	10	10
Residential construction	6	6	7
Consumer installment	2	2	2
Indirect auto	7	6	5
Total	100%	100%	100%
By Geographic Location
North Georgia	$1,149,660	$1,163,479	$1,204,672
Atlanta MSA	1,295,649	1,281,753	1,289,630
North Carolina	539,307	552,766	563,317
Coastal Georgia	476,128	455,709	424,654
Gainesville MSA	255,064	257,449	261,616
East Tennessee	281,146	280,312	272,493
South Carolina / Specialized Lending	474,899	412,022	130,931
Other (Indirect Auto)	315,836	268,629	208,395
Total loans	$4,787,689	$4,672,119	$4,355,708

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, South Carolina and Tennessee, including customers who have a seasonal residence in United’s market areas. More than 75% of the loans are secured by real estate. In 2014, loan growth began to return to pre-crisis levels reflecting United’s specialized lending initiatives which resulted in increases in commercial lending. Consumer installment loans also increased due to purchases of indirect auto loans. Total loans averaged $4.73 billion in the first quarter of 2015, compared with $4.36 billion in the first quarter of 2014, an increase of 8%. At March 31, 2015, total loans were $4.79 billion, an increase of $432 million, or 10%, from March 31, 2014.

Asset Quality and Risk Elements

United manages asset quality and controls credit risk through review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices.  United’s credit administration function is responsible for monitoring asset quality and Board of Directors approved portfolio limits, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures among all of the community banks.  Additional information on the credit administration function is included in Item 1 under the heading Loan Review and Nonperforming Assets in United’s Annual Report on Form 10-K for the year ended December 31, 2014.

United classifies performing loans as “substandard” when there is a well-defined weakness or weaknesses that jeopardizes the repayment by the borrower and there is a distinct possibility that United could sustain some loss if the deficiency is not corrected.

United’s home equity lines generally require the payment of interest only for a set period after origination.  After this initial period, the outstanding balance begins amortizing and requires the payment of both principal and interest.  At March 31, 2015, December 31, 2014 and March 31, 2014, the funded portion of home equity lines totaled $465 million, $466 million and $447 million, respectively.  Approximately 3% of the home equity loans at March 31, 2015 were amortizing.  Of the $465 million in balances outstanding at March 31, 2015, $291 million, or 62%, were secured by first liens.  At March 31, 2015, 59% of the total available home equity lines were drawn upon.

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

The table below presents performing substandard loans for the last five quarters.

Table 7 - Performing Substandard Loans
(in thousands)
	March 31,	December 31,	September 30,	June 30,	March 31,
	2015	2014	2014	2014	2014
By Category
Owner occupied commercial real estate	$43,887	$46,401	$49,857	$48,222	$47,526
Income producing commercial real estate	19,881	20,560	22,215	24,633	36,799
Commercial & industrial	6,704	7,863	7,498	5,647	8,141
Commercial construction	3,528	3,566	3,847	4,406	5,281
Total commercial	74,000	78,390	83,417	82,908	97,747
Residential mortgage	30,382	31,831	42,981	41,856	43,572
Home equity	5,734	5,296	8,073	7,562	7,662
Residential construction	9,504	10,920	11,755	12,872	12,977
Consumer installment	1,301	1,382	2,062	1,776	2,310
Indirect auto	796	574	684	562	597
Total	$121,717	$128,393	$148,972	$147,536	$164,865

By Market
North Georgia	$52,652	$55,821	$66,780	$66,709	$69,584
Atlanta MSA	32,281	31,596	34,699	32,975	32,008
North Carolina	13,871	16,479	18,465	19,619	21,735
Coastal Georgia	14,355	15,642	17,368	17,427	18,354
Gainesville MSA	1,009	1,109	2,016	2,832	14,911
East Tennessee	5,936	5,933	7,643	7,412	7,676
South Carolina / Specialized Lending	817	1,239	1,317	-	-
Indirect auto	796	574	684	562	597
Total loans	$121,717	$128,393	$148,972	$147,536	$164,865

At March 31, 2015, performing substandard loans totaled $121.7 million and decreased $6.68 million from the prior quarter-end, and decreased $43.1 million from a year ago.  Performing substandard loans have been on a downward trend as credit conditions have continued to improve and problem credits are resolved.

Reviews of substandard performing and non-performing loans, TDRs, past due loans and larger credits are conducted on a regular basis and are designed to identify risk migration and potential charges to the allowance for loan losses. These reviews are presented by the responsible lending officers and specific action plans are discussed along with the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, changes in risk profile, the effect of prevailing economic conditions on the borrower and other factors specific to the borrower and its industry. In addition to United’s internal loan review, United also uses external loan review to ensure the independence of the loan review process.

The following table presents a summary of the changes in the allowance for credit losses for the three months ended March 31, 2015 and 2014.

Table 8 - Allowance for Credit Losses
(in thousands)
	Three Months Ended March 31,
	2015	2014
Allowance for loan losses at beginning of period	$71,619	$76,762
Charge-offs:
Owner occupied commercial real estate	368	341
Income producing commercial real estate	248	231
Commercial & industrial	469	963
Commercial construction	22	-
Residential mortgage	578	1,581
Home equity lines of credit	73	1,003
Residential construction	1,140	304
Consumer installment	326	676
Indirect auto	128	77
Total loans charged-off	3,352	5,176
Recoveries:
Owner occupied commercial real estate	11	89
Income producing commercial real estate	7	-
Commercial & industrial	128	541
Commercial construction	-	-
Residential mortgage	162	66
Home equity lines of credit	14	10
Residential construction	79	93
Consumer installment	376	327
Indirect auto	13	11
Total recoveries	790	1,137
Net charge-offs	2,562	4,039
Provision for loan losses	950	2,500

Allowance for loan losses at end of period	$70,007	$75,223
Allowance for unfunded commitments at beginning of period	$1,930	$2,165
Provision for losses on unfunded commitments	850	-
Allowance for unfunded commitments at end of period	2,780	2,165
Allowance for credit losses	$72,787	$77,388
Total loans:
At period-end	$4,787,689	$4,355,708
Average	4,725,304	4,335,724
Allowance for loan losses as a percentage of period-end loans	1.46%	1.73%
As a percentage of average loans (annualized):
Net charge-offs	.22	.38
Provision for loan losses	.08	.23

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

The allowance for credit losses, which includes a portion related to unfunded commitments, totaled $72.8 million at March 31, 2015, compared with $73.5 million at December 31, 2014, and $77.4 million at March 31, 2014.  At March 31, 2015, the allowance for loan losses was $70.0 million, or 1.46% of loans, compared with $71.6 million, or 1.53% of total loans, at December 31, 2014 and $75.2 million, or 1.73% of loans, at March 31, 2014.

Management believes that the allowance for credit losses at March 31, 2015 reflects the probable incurred losses in the loan portfolio and unfunded loan commitments.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for credit losses cannot be determined with precision and may be subject to change in future periods.  The amount of any changes could be significant if management’s assessment of loan quality or collateral values change substantially with respect to one or more loan relationships or portfolios. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for credit losses in future periods if, in their opinion, the results of their review warrant such additions.  See the “Critical Accounting Policies” section for additional information on the allowance for loan losses.

Nonperforming Assets

The table below summarizes nonperforming assets.

Table 9 - Nonperforming Assets
(in thousands)
	March 31,	December 31,	March 31,
	2015	2014	2014
Nonperforming loans	$19,015	$17,881	$25,250
Foreclosed properties (OREO)	1,158	1,726	5,594

Total nonperforming assets	$20,173	$19,607	$30,844

Nonperforming loans as a percentage of total loans	.40%	.38%	.58%
Nonperforming assets as a percentage of total loans and OREO	.42	.42	.71
Nonperforming assets as a percentage of total assets	.26	.26	.42

At March 31, 2015, nonperforming loans were $19.0 million compared to $17.9 million at December 31, 2014 and $25.3 million at March 31, 2014.  Nonperforming assets, which include nonperforming loans and foreclosed real estate, totaled $20.2 million at March 31, 2015 compared with $19.6 million at December 31, 2014 and $30.8 million at March 31, 2014.  United sold $1.11 million of foreclosed properties and added $459,000 in new foreclosures during the first quarter of 2015.

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

The following table summarizes nonperforming assets by category and market.

Table 10 - Nonperforming Assets by Quarter
(in thousands)
	March 31, 2015			December 31, 2014			March 31, 2014
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Owner occupied commercial real estate	$4,360	$173	$4,533	$4,133	$355	$4,488	$3,868	$1,167	$5,035
Income producing commercial real estate	835	-	835	717	-	717	1,278	1,645	2,923
Commercial & industrial	1,629	-	1,629	1,571	-	1,571	822	-	822
Commercial construction	60	-	60	83	15	98	479	-	479
Total commercial	6,884	173	7,057	6,504	370	6,874	6,447	2,812	9,259
Residential mortgage	8,669	796	9,465	8,196	1,183	9,379	13,307	2,146	15,453
Home equity	693	50	743	695	40	735	1,106	362	1,468
Residential construction	2,127	139	2,266	2,006	133	2,139	3,805	274	4,079
Consumer installment	142	-	142	134	-	134	291	-	291
Indirect auto	500	-	500	346	-	346	294	-	294
Total NPAs	$19,015	$1,158	$20,173	$17,881	$1,726	$19,607	$25,250	$5,594	$30,844
Balance as a % of
Unpaid Principal	72.0%	56.6%	70.9%	69.9%	54.1%	68.1%	65.8%	53.9%	63.2%

BY MARKET
North Georgia	$6,101	$662	$6,763	$5,669	$711	$6,380	$12,166	$2,058	$14,224
Atlanta MSA	1,903	227	2,130	1,837	372	2,209	2,916	904	3,820
North Carolina	5,321	159	5,480	5,221	234	5,455	6,501	866	7,367
Coastal Georgia	901	-	901	799	105	904	800	1,607	2,407
Gainesville MSA	781	22	803	1,310	81	1,391	1,145	-	1,145
East Tennessee	1,808	30	1,838	1,414	201	1,615	1,428	159	1,587
South Carolina / Specialized Lending	1,700	58	1,758	1,285	22	1,307	-	-	-
Indirect auto	500	-	500	346	-	346	294	-	294
Total NPAs	$19,015	$1,158	$20,173	$17,881	$1,726	$19,607	$25,250	$5,594	$30,844

Nonperforming assets have decreased in nearly every category and market from a year ago and the beginning of the year.  The decreases reflect improving credit conditions.

At March 31,2015, December 31, 2014, and March 31, 2014, United had $86.4 million, $85.1 million and $85.9 million, respectively, in loans with terms that have been modified in TDRs.  Included therein were $4.14 million, $3.78 million and $7.98 million, respectively, of TDRs that were not performing in accordance with their modified terms and were included in nonperforming loans.  The remaining TDRs with an aggregate balance of $82.3 million, $81.3 million and $77.9 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At March 31, 2015, December 31, 2014 and March 31, 2014, there were $107 million, $106 million and $105 million, respectively, of loans classified as impaired under the definition outlined in the Accounting Standards Codification, including TDRs which are by definition considered impaired.  Included in impaired loans at March 31, 2015, December 31, 2014 and March 31, 2014 was $29.9 million, $25.5 million and $30.7 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value.  The balance of impaired loans at March 31, 2015, December 31, 2014 and March 31, 2014 of $77.0 million, $81.0 million and $74.4 million, respectively, had specific reserves that totaled $7.59 million, $9.88 million and $8.40 million, respectively.  The average recorded investment in impaired loans for the first quarters of 2015 and 2014 was $108 million and $108 million, respectively.  For the three ended March 31, 2015, United recognized $1.24 million in interest revenue on impaired loans compared to $1.22 million for the same period of the prior year.  United’s policy is to discontinue the recognition of interest revenue for loans classified as impaired under ASC 310-10-35, Receivables, when a loan meets the criteria for nonaccrual status.  Impaired loans increased 10% from March 31, 2015 to March 31, 2014, due primarily to the higher level of TDRs.

The table below summarizes activity in nonperforming assets by quarter.

Table 11 - Activity in Nonperforming Assets
(in thousands)
	First Quarter 2015			First Quarter 2014
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs
Beginning Balance	$17,881	$1,726	$19,607	$26,819	$4,221	$31,040
Loans placed on non-accrual	5,944	-	5,944	9,303	-	9,303
Payments received	(1,513)	-	(1,513)	(1,666)	-	(1,666)
Loan charge-offs	(2,838)	-	(2,838)	(4,839)	-	(4,839)
Foreclosures	(459)	459	-	(4,367)	4,367	-
Property sales	-	(1,108)	(1,108)	-	(3,238)	(3,238)
Write downs	-	(166)	(166)	-	(277)	(277)
Net gains on sales	-	247	247	-	521	521
Ending Balance	$19,015	$1,158	$20,173	$25,250	$5,594	$30,844

Foreclosed property is initially recorded at fair value, less estimated costs to sell.  If the fair value, less estimated costs to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses.  If the lesser of fair value, less estimated costs to sell or the listed selling price, less the costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property expense.  When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property.  Financed sales of foreclosed property are accounted for in accordance with ASC 360-20, Real Estate Sales.  For the first quarter of 2015, United transferred $459,000 of loans into foreclosed property through foreclosures.  During the same period, proceeds from sales of foreclosed property were $1.11 million, which includes $300,000 in sales that were financed by United.

Investment Securities

The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue.  The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowings, including repurchase agreements.  Total investment securities at March 31, 2015 decreased $100 million from a year ago.

At March 31, 2015, December 31, 2014 and March 31, 2014, United had securities held-to-maturity with a carrying amount of $399 million, $415 million, and $465 million, respectively, and securities available-for-sale totaling $1.80 billion, $1.78 billion, and $1.84 billion, respectively.  At March 31, 2015, December 31, 2014 and March 31, 2014, the securities portfolio represented approximately 29%, 29% and 31%, respectively, of total assets.

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

Management evaluates its securities portfolio each quarter to determine if any security is considered to be other than temporarily impaired.  In making this evaluation, management considers its ability and intent to hold securities to recover current market losses.  Losses on United’s fixed income securities at March 31, 2015 primarily reflect the effect of changes in interest rates.  United did not recognize any other than temporary impairment losses on its investment securities during the first quarter of 2015 or 2014.

At March 31, 2015, December 31, 2014 and March 31, 2014, 32%, 29% and 39%, respectively, of the securities portfolio was invested in floating-rate securities or fixed-rate securities that were swapped to floating rates in order to manage exposure to rising interest rates.

Goodwill and Core Deposit Intangibles

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets.

United’s core deposit intangibles representing the value of United’s acquired deposit relationships, are amortizing intangible assets that are required to be tested for impairment only when events or circumstances indicate that impairment may exist. There were no events or circumstances that led management to believe that any impairment exists in United’s goodwill or other intangible assets.

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

Total customer deposits, excluding brokered deposits, as of March 31, 2015 were $5.94 billion, an increase of $163 million from March 31, 2014.  Total core deposits (demand, NOW, money market and savings deposits, excluding public funds deposits) of $3.90 billion at March 31, 2015 increased $324 million, or 9%, from a year ago, due to the success of core deposit programs and general industry trends.

Total time deposits, excluding brokered deposits, as of March 31, 2015 were $1.21 billion, down $200 million from March 31, 2014.  Time deposits less than $100,000 totaled $723 million at March 31, 2015, a decrease of $110 million, or 13%, from a year ago.  Time deposits of $100,000 and greater totaled $483 million as of March 31, 2015, a decrease of $90 million, or 16%, from March 31, 2014.  United continued to offer low rates on certificates of deposit, allowing balances to decline as United’s funding needs were met by growth in lower cost transaction account deposits.

Brokered deposits totaled $498 million as of March 31, 2015, an increase of $27.0 million from a year ago.  United has actively added long-term deposits to diversify our funding base.  These are typically swapped to LIBOR minus a spread, which achieves low cost funding within our interest rate risk parameters.

Wholesale Funding

The Bank is a shareholder in the Federal Home Loan Bank of Atlanta (“FHLB”).  Through this affiliation, FHLB secured advances totaled $270 million, $270 million and $50.1 million, respectively, as of March 31, 2015, December 31, 2014 and March 31, 2014.  United anticipates continued use of this short and long-term source of funds.  Additional information regarding FHLB advances is provided in Note 12 to the consolidated financial statements included in United’s Annual Report on Form 10-K for the year ended December 31, 2014.

At December 31, 2014 and March 31, 2014, United had $6.00 million and $53.2 million, respectively, in structured repurchase agreements outstanding.  United repaid the remaining $6.00 million outstanding balance in the first quarter of 2015, incurring a charge of $540,000.  United takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of short-term borrowings, such as FHLB advances and brokered deposits.

Contractual Obligations

There have not been any material changes to United’s contractual obligations since December 31, 2014.

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

United’s policy is based on the 12-month impact on net interest revenue of interest rate shocks and ramps that increase or decrease from 100 to 400 basis points from the base scenario. In the shock scenarios, rates immediately change the full amount at the scenario onset. In the ramp scenarios, rates change by 25 basis points per month. United’s policy limits the projected change in net interest revenue over the first 12 months to a 5% decrease for each 100 basis point change in the increasing and decreasing rate ramp and shock scenarios. Historically low rates on March 31, 2015 and 2014 made use of the down scenarios irrelevant. The following table presents United’s interest sensitivity position at March 31, 2015 and 2014.

Table 12 - Interest Sensitivity
	Increase (Decrease) in Net Interest Revenue from Base Scenario at March 31,
	2015		2014
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	2.5%	2.6%	5.8%	5.6%

Interest rate sensitivity is a function of the re-pricing characteristics of the portfolio of assets and liabilities. These re-pricing characteristics are the time frames within which the interest-earning assets and interest-bearing liabilities are subject to change in interest rates either at replacement, re-pricing or maturity during the life of the instruments. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their re-pricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates on a net basis within an acceptable timeframe, thereby minimizing the adverse effect of interest rate changes on net interest revenue.

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

United’s derivative financial instruments that are designated as accounting hedges are classified as either cash flow or fair value hedges. The change in fair value of cash flow hedges is recognized in other comprehensive income. Fair value hedges recognize in earnings both the effect of the change in the fair value of the derivative financial instrument and the offsetting effect of the change in fair value of the hedged asset or liability associated with the particular risk of that asset or liability being hedged. United has other derivative financial instruments that are not designated as accounting hedges but are used for interest rate risk management purposes and as an effective economic hedge. Derivative financial instruments that are not accounted for as an accounting hedge are recorded at fair value, with subsequent changes in value recorded through earnings.

In addition to derivative instruments, United uses a variety of balance sheet instruments to manage interest rate risk such as Investment Portfolio holdings, wholesale funding, and bank-issued deposits.

From time to time, United will terminate derivative positions when conditions change and the position is no longer necessary to manage United’s overall sensitivity to changes in interest rates. In those situations where the terminated contract was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the contract, the resulting gain or loss is amortized over the remaining life of the original contract. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization. In addition, United’s forward starting active cash flow hedges of floating rate liabilities have begun or will begin interest settlements over the next twelve months. United expects that $1.83 million will be reclassified as an increase to interest expense from other comprehensive income over the next twelve months related to these cash flow hedges.

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

Liquidity Management

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet ongoing operational cash needs and to take advantage of revenue producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of United to maintain a sufficient level of liquidity in all expected economic environments. To assist in determining the adequacy of its liquidity, United performs a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the ability to meet the daily cash flow requirements of customers, both depositors and borrowers. United maintains an unencumbered liquid asset reserve to ensure its ability to meet its obligations. The size of the reserve is determined through severe liquidity stress testing and covers a 30 day period.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities, as well as the ability to use these as collateral for borrowings on a secured basis.  We also maintain excess funds in short-term interest-bearing assets that provide additional liquidity.  Mortgage loans held for sale totaled $15.7 million at March 31, 2015, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market.

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

At March 31, 2015, United had cash and cash equivalent balances of $186 million and had sufficient qualifying collateral to increase FHLB advances by $959 million and Federal Reserve discount window borrowing capacity of $778 million.  United also has the ability to raise substantial funds through brokered deposits.  In addition to these wholesale sources, United has the ability to attract retail deposits by competing more aggressively on pricing.

As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $27.5 million for the three months ended March 31, 2015.  The net income of $17.7 million for the three month period included the deferred income tax expense of $8.67 million, and non-cash expenses for the following: provision for credit losses of $1.80 million, depreciation, amortization and accretion of $5.16 million, a net decrease in other assets of $7.11 million and stock-based compensation expense of $991,000.  These sources of cash from operating activities were offset by the following uses of cash:  decrease in accrued expenses and other liabilities of $11.3 million and increase in mortgage loans held for sale of $1.99 million.  Net cash used in investing activities of $120 million consisted primarily of a $122 million net increase in loans and purchases of investment securities totaling $137 million.  These uses of cash were partially offset by $16.1 million in proceeds from maturities and calls of investment securities held-to-maturity, $69.5 million in proceeds from the sale of investment securities available-for-sale and $55.1 million in proceeds from maturities and calls of investment securities available-for-sale.  Net cash provided by financing activities of $85.9 million consisted primarily of a net increase in deposits of $111.4 million partially offset by $16.0 million in payments to redeem trust preferred securities, $6.54 million to repay a structured repurchase agreement and $3.03 million in dividends to common shareholders.  In the opinion of management, United’s liquidity position at March 31, 2015, was sufficient to meet its expected cash flow requirements.

In addition, because United’s holding company is a separate entity and apart from the Bank, it must provide for its own liquidity. United’s holding company is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities. United’s holding company currently has internal capital resources to meet these obligations. Substantially all of United’s holding company’s liquidity is obtained from subsidiary service fees and dividends from the Bank, which are limited by applicable law.

Capital Resources and Dividends

Shareholders’ equity at March 31, 2015 was $764 million, an increase of $24.1 million from December 31, 2014 due to first quarter earnings less common dividends declared during the quarter and an increase in the value of available for sale securities. Accumulated other comprehensive loss, which includes unrealized gains and losses on securities available-for-sale, the unrealized gains and losses on derivatives qualifying as cash flow hedges and unamortized prior service cost and actuarial gains and losses on United’s modified retirement plan, is excluded in the calculation of regulatory capital adequacy ratios.

The Board of Governors of the Federal Reserve System and the FDIC have approved final rules implementing the Basel III Capital Rules establishing a new comprehensive capital framework applicable to all depository institutions, bank holding companies with total consolidated assets of $500 million of more and all savings and loan holding companies except for those that are substantially engaged in insurance underwriting or commercial activities.  Under the Basel III Capital Rules, minimum requirements have increased for both the quantity and quality of capital held by United. The Basel III Capital Rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5% and, for prompt correctve action purposes, a “well capitalized” ratio of 6.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the Basel III Capital Rules. The Basel III Capital Rules also revise the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets.

The Basel III Capital Rules became effective for United on January 1, 2015 subject to a phase in period. The following table shows United’s capital ratios, as calculated under applicable regulatory guidelines, at March 31, 2015, December 31, 2014 and March 31, 2014. As of March 31, 2015, United’s capital levels remained characterized as “well-capitalized” under the Basel III Capital Rules based on the rules in effect at the time.

Table 14 - Capital Ratios
(dollars in thousands)
			March 31, 2015
	Basel III Guidelines		United	United
		Well	Community	Community
	Minimum	Capitalized	Bank	Banks, Inc.

Risk-based ratios:
Common equity tier 1 capital	4.5%	6.5%	11.53%	11.82%
Tier I capital	6.0	8.0	11.53	11.82
Total capital	8.0	10.0	12.81	13.09
Tier 1 leverage ratio	4.0	5.0	8.67	8.90

Common equity tier 1 capital			$646,250	$661,072
Tier I capital			646,250	661,072
Total capital			717,772	732,097

Risk-weighted assets			5,603,738	5,591,545
Average total assets			7,451,498	7,431,276

	Basel I		United Community Banks, Inc.
	Guidelines		(Consolidated)		United Community Bank
		Well	December 31,	March 31,	December 31,	March 31,
	Minimum	Capitalized	2014	2014	2014	2014
Risk-based ratios:
Tier I capital	4.0%	6.0%	12.05%	11.10%	12.84%	12.64%
Total capital	8.0	10.0	13.30	12.36	14.09	13.90
Leverage ratio	3.0	5.0	8.69	7.96	9.25	9.07

Tier I capital			$642,663	$571,419	$683,332	$650,609
Total capital			709,408	635,916	749,927	715,089

Risk-weighted assets			5,332,822	5,146,851	5,320,615	5,145,663
Average total assets			7,396,450	7,180,132	7,385,048	7,171,861

The Basel III guidelines for risk-based capital became effective January 1, 2015. The capital ratios shown above as of March 31, 2015 were calculated under the Basel III guidelines. Capital ratios for all other periods were calculated using the existing Basel I guidelines that were in effect at the time.

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”.  Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2015 and 2014.

	2015				2014
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume

First quarter	$19.53	$16.48	$18.88	234,966	$20.28	$15.74	$19.41	494,205
Second quarter					19.87	14.86	16.37	308,486
Third quarter					18.42	15.42	16.46	331,109
Fourth quarter					19.50	15.16	18.94	262,598

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

Item 3.          Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of March 31, 2015 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2014.  The interest rate sensitivity position at March 31, 2015 is included in management’s discussion and analysis on page 52 of this report.

Item 4.           Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of United’s disclosure controls and procedures as of March 31, 2015.  Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II.          Other Information

Item 1.          Legal Proceedings

In the ordinary course of operations, United and the Bank are defendants in various legal proceedings. Additionally, in the ordinary course of business, United and the Bank are subject to regulatory examinations and investigations. Based on our current knowledge and advice of counsel, in the opinion of management there is no such pending or threatened legal matter which would result in a material adverse change in the consolidated financial condition or results of operations of United.

Item 1A.       Risk Factors

There have been no material changes from the risk factors previously disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.          Defaults upon Senior Securities – None

Item 4.          Mine Safety Disclosures – None

Item 5.          Other Information – None

Item 6.          Exhibits

Exhibit No.	Description

3.1	Restated Articles of Incorporation of United Community Banks, Inc., as amended.

3.2	Amended and Restated Bylaws of United Community Banks, Inc., as amended.

4
See Exhibits 3.1 and 3.2 for provisions of the Restated Articles of Incorporation of United Community Banks, Inc., as amended, and the Amended and Restated Bylaws of United Community Banks, Inc., as amended, which define the rights of security holders.

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
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Rex S. Schuette
Rex S. Schuette
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Alan H. Kumler
Alan H. Kumler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: May 8, 2015

