Form 10-Q
period 2015-06-30
UNITED COMMUNITY BANKS INC
filed 2015-08-07
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

YES ☐ NO ☒

Common stock, par value $1 per share 54,416,549 shares voting and 8,285,516 shares non-voting outstanding as of July 31, 2015.

Part I – Financial Information

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2015	2014	2015	2014
Interest revenue:
Loans, including fees	$52,976	$48,261	$102,640	$95,949
Investment securities, including tax exempt of $181, $193, $339 and $381	12,037	12,165	24,095	23,772
Deposits in banks and short-term investments	795	980	1,607	1,823
Total interest revenue	65,808	61,406	128,342	121,544

Interest expense:
Deposits:
NOW	348	411	742	851
Money market	806	757	1,479	1,320
Savings	26	21	46	41
Time	895	2,018	2,004	3,789
Total deposit interest expense	2,075	3,207	4,271	6,001
Short-term borrowings	82	908	180	1,748
Federal Home Loan Bank advances	454	80	846	138
Long-term debt	2,206	2,638	4,812	5,272
Total interest expense	4,817	6,833	10,109	13,159
Net interest revenue	60,991	54,573	118,233	108,385
Provision for credit losses	900	2,200	2,700	4,700
Net interest revenue after provision for credit losses	60,091	52,373	115,533	103,685

Fee revenue:
Service charges and fees	8,375	8,527	15,990	16,425
Mortgage loan and other related fees	3,707	1,877	6,462	3,231
Brokerage fees	1,232	1,245	2,783	2,422
Gains from sales of government guaranteed loans	1,494	744	2,635	744
Securities gains, net	13	4,435	1,552	4,652
Loss from prepayment of debt	-	(4,446)	(1,038)	(4,446)
Other	2,445	1,761	4,564	3,291
Total fee revenue	17,266	14,143	32,948	26,319
Total revenue	77,357	66,516	148,481	130,004

Operating expenses:
Salaries and employee benefits	27,961	24,287	54,407	48,683
Communications and equipment	3,304	3,037	6,575	6,276
Occupancy	3,415	3,262	6,693	6,640
Advertising and public relations	1,127	1,139	1,877	1,765
Postage, printing and supplies	993	804	1,931	1,580
Professional fees	2,257	2,172	4,176	3,599
FDIC assessments and other regulatory charges	1,298	1,425	2,507	2,778
Merger-related charges	3,173	-	3,173	-
Other	4,892	4,406	10,142	8,261
Total operating expenses	48,420	40,532	91,481	79,582
Net income before income taxes	28,937	25,984	57,000	50,422
Income tax expense	11,124	9,627	21,517	18,665
Net income	17,813	16,357	35,483	31,757
Preferred stock dividends and discount accretion	17	-	17	439
Net income available to common shareholders	$17,796	$16,357	$35,466	$31,318

Earnings per common share:
Basic	$.28	$.27	$.57	$.52
Diluted	.28	.27	.57	.52
Weighted average common shares outstanding:
Basic	62,549	60,712	61,730	60,386
Diluted	62,553	60,714	61,734	60,388

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Comprehensive Income (Unaudited)
(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
2015	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Net income	$28,937	$(11,124)	$17,813	$57,000	$(21,517)	$35,483
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period	(10,875)	4,032	(6,843)	3,114	(1,273)	1,841
Reclassification adjustment for gains included in net income	(13)	5	(8)	(1,552)	603	(949)
Net unrealized gains (losses)	(10,888)	4,037	(6,851)	1,562	(670)	892
Amortization of losses included in net income on available- for-sale securities transferred to held-to-maturity	289	(105)	184	773	(287)	486
Net unrealized gains	289	(105)	184	773	(287)	486
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	455	(177)	278	880	(342)	538
Unrealized losses on derivative financial instruments accounted for as cash flow hedges	-	-	-	(471)	183	(288)
Net unrealized losses	455	(177)	278	409	(159)	250
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	159	(62)	97	318	(124)	194
Net defined benefit pension plan activity	159	(62)	97	318	(124)	194
Total other comprehensive income	(9,985)	3,693	(6,292)	3,062	(1,240)	1,822
Comprehensive income	$18,952	$(7,431)	$11,521	$60,062	$(22,757)	$37,305

2014

Net income	$25,984	$(9,627)	$16,357	$50,422	$(18,665)	$31,757
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	11,184	(4,216)	6,968	15,053	(5,657)	9,396
Reclassification adjustment for gains included in net income	(4,435)	1,725	(2,710)	(4,652)	1,817	(2,835)
Net unrealized gains	6,749	(2,491)	4,258	10,401	(3,840)	6,561
Amortization of gains included in net income on available-for-sale securities transferred to held-to-maturity	409	(154)	255	739	(277)	462
Net unrealized gains	409	(154)	255	739	(277)	462
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	573	(223)	350	670	(261)	409
Unrealized losses on derivative financial instruments accounted for as cash flow hedges	(3,547)	1,380	(2,167)	(6,379)	2,482	(3,897)
Net unrealized losses	(2,974)	1,157	(1,817)	(5,709)	2,221	(3,488)
Net actuarial gain on defined benefit pension plan	-	-	-	296	(115)	181
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	92	(36)	56	183	(71)	112
Net defined benefit pension plan activity	92	(36)	56	479	(186)	293
Total other comprehensive income	4,276	(1,524)	2,752	5,910	(2,082)	3,828
Comprehensive income	$30,260	$(11,151)	$19,109	$56,332	$(20,747)	$35,585

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet (Unaudited)

(in thousands, except share and per share data)	June 30, 2015	December 31, 2014	June 30, 2014
ASSETS
Cash and due from banks	$80,865	$77,180	$91,791
Interest-bearing deposits in banks	94,032	89,074	100,270
Short-term investments	30,000	26,401	47,999
Cash and cash equivalents	204,897	192,655	240,060
Securities available-for-sale	1,942,319	1,782,734	1,741,268
Securities held-to-maturity (fair value $388,066, $425,233 and $458,864)	379,757	415,267	448,752
Mortgage loans held for sale	22,003	13,737	14,918
Loans, net of unearned income	5,173,517	4,672,119	4,410,285
Less allowance for loan losses	(70,129)	(71,619)	(73,248)
Loans, net	5,103,388	4,600,500	4,337,037
Premises and equipment, net	173,313	159,390	161,614
Bank owned life insurance	92,952	81,294	80,922
Accrued interest receivable	21,030	20,103	19,141
Net deferred tax asset	195,746	215,503	233,149
Derivative financial instruments	21,728	20,599	22,024
Goodwill and other intangible assets	20,190	3,641	2,731
Other assets	68,980	61,563	50,450
Total assets	$8,246,303	$7,566,986	$7,352,066
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$1,847,696	$1,574,317	$1,519,635
NOW	1,416,279	1,504,887	1,334,883
Money market	1,406,352	1,273,283	1,245,912
Savings	350,049	292,308	279,203
Time:
Less than $100,000	792,300	748,478	805,289
Greater than $100,000	465,347	508,228	554,310
Brokered	529,920	425,011	424,313
Total deposits	6,807,943	6,326,512	6,163,545
Short-term borrowings	25,000	6,000	76,256
Federal Home Loan Bank advances	385,125	270,125	175,125
Long-term debt	113,901	129,865	129,865
Derivative financial instruments	32,374	31,997	36,545
Unsettled securities purchases	-	5,425	7,264
Accrued expenses and other liabilities	54,728	57,485	41,497
Total liabilities	7,419,071	6,827,409	6,630,097
Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized;
Series H; $1,000 stated value; 9,992 shares issued and outstanding	9,992	-	-
Common stock, $1 par value; 100,000,000 shares authorized;
54,414,863, 50,178,605 and 50,058,295 shares issued and outstanding	54,415	50,178	50,058
Common stock, non-voting, $1 par value; 26,000,000 shares authorized;
8,285,516, 10,080,787 and 10,080,787 shares issued and outstanding	8,286	10,081	10,081
Common stock issuable; 413,014, 357,983 and 314,039 shares	6,071	5,168	4,649
Capital surplus	1,123,730	1,080,508	1,091,780
Accumulated deficit	(358,294)	(387,568)	(418,583)
Accumulated other comprehensive loss	(16,968)	(18,790)	(16,016)
Total shareholders’ equity	827,232	739,577	721,969
Total liabilities and shareholders’ equity	$8,246,303	$7,566,986	$7,352,066

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
For the Six Months Ended June 30,

(in thousands, except share and per share data)					Non-Voting Common Stock				Accumulated Other Comprehensive Income (Loss)	Total
						Common Stock Issuable	Capital Surplus	Accumulated Deficit
	Series B	Series D	Series H	Common Stock

Balance, December 31, 2013	$105,000	$16,613	$-	$46,243	$13,188	$3,930	$1,078,676	$(448,091)	$(19,844)	$795,715
Net income								31,757		31,757
Other comprehensive income									3,828	3,828
Redemption of Series B preferred stock (105,000 shares)	(105,000)									(105,000)
Redemption of Series D preferred stock (16,613 shares)		(16,613)								(16,613)
Common stock issued at market (640,000 shares)				640			11,566			12,206
Common stock issued to dividend reinvestment plan and employee benefit plans(19,299 shares)				19			309			328
Conversion of non-voting common stock to voting (3,107,419 shares)				3,107	(3,107)					-
Amortization of stock option and restricted stock awards							2,228			2,228
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (40,751 shares issued, 72,797 shares deferred)				41		749	(1,140)			(350)
Deferred compensation plan, net, including dividend equivalents						119				119
Shares issued from deferred compensation plan (7,481 shares)				8		(149)	141			-
Common stock dividends ($.03 per share)								(1,810)		(1,810)
Preferred stock dividends:
Series B								(159)		(159)
Series D								(280)		(280)
Balance, June 30, 2014	$-	$-	$-	$50,058	$10,081	$4,649	$1,091,780	$(418,583)	$(16,016)	$721,969
Balance, December 31, 2014	$-	$-	$-	$50,178	$10,081	$5,168	$1,080,508	$(387,568)	$(18,790)	$739,577
Net income								35,483		35,483
Other comprehensive income									1,822	1,822
Common stock issued to dividend reinvestment plan and to employee benefit plans (7,661 shares)				8			122			130
Conversion of non-voting common stock to voting common stock 1,795,271 shares)				1,795	(1,795)					-
Common and preferred stock issued for acquisition (2,358,503 common shares and 9,992 preferred shares)			9,992	2,359			41,533			53,884
Amortization of stock option and restricted stock awards							2,178			2,178
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (60,698 shares issued, 59,685 shares deferred)				61		852	(1,294)			(381)
Deferred compensation plan, net, including dividend equivalents						190	(1)			189
Shares issued from deferred compensation plan (14,125 shares)				14		(139)	125			-
Common stock dividends ($.10 per share)								(6,192)		(6,192)
Tax on option exercise and restricted stock vesting							559			559
Preferred stock dividends:
Series H								(17)		(17)
Balance, June 30, 2015	$-	$-	$9,992	$54,415	$8,286	$6,071	$1,123,730	$(358,294)	$(16,968)	$827,232

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2015	2014
Operating activities:
Net income	$35,483	$31,757
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	10,896	9,966
Provision for credit losses	2,700	4,700
Stock based compensation	2,178	2,228
Deferred income tax benefit	18,519	18,716
Securities gains, net	(1,552)	(4,652)
Gains from sales of government guaranteed loans	(2,635)	-
Net gains on sale of other assets	(83)	-
Net gains and write downs on sales of other real estate owned	(143)	(362)
Loss on prepayment of borrowings	1,038	4,446
Changes in assets and liabilities:
Other assets and accrued interest receivable	12	(2,567)
Accrued expenses and other liabilities	(2,997)	(19,691)
Mortgage loans held for sale	(6,924)	(4,599)
Net cash provided by operating activities	56,492	39,942

Investing activities:
Investment securities held to maturity:
Proceeds from maturities and calls of securities held to maturity:	35,538	31,159
Purchases of securities held to maturity	-	(173)
Investment securities available for sale:
Proceeds from sales of securities available for sale	136,817	390,227
Proceeds from maturities and calls of securities available for sale	134,521	111,378
Purchases of securities available for sale	(312,357)	(411,443)
Net increase in loans	(264,702)	(55,199)
Funds (paid to) collected from FDIC under loss sharing agreements	(1,198)	2,112
Proceeds from sales of premises and equipment	147	2,392
Purchases of premises and equipment	(5,055)	(1,934)
Net cash received (paid) for acquisition	44,594	(31,243)
Proceeds from sale of notes	-	4,561
Proceeds from sale of other real estate	1,434	5,877
Net cash (used in) provided by investing activities	(230,261)	47,714

Financing activities:
Net change in deposits	111,681	(37,960)
Net change in short-term borrowings	3,460	18,569
Repayments of trust preferred securities	(15,998)	-
Proceeds from FHLB advances	1,060,000	560,000
Repayments of FHLB advances	(967,070)	(505,000)
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	130	328
Proceeds from issuance of common stock, net of issuance costs	-	12,206
Retirement of preferred stock	-	(121,613)
Cash dividends on common stock	(6,192)	(1,810)
Cash dividends on preferred stock	-	(1,214)
Net cash provided by (used in) financing activities	186,011	(76,494)

Net change in cash and cash equivalents	12,242	11,162

Cash and cash equivalents at beginning of period	192,655	228,898
Cash and cash equivalents at end of period	$204,897	$240,060

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,993	$13,558
Income taxes	2,791	2,044
Unsettled securities purchases	-	7,264
Unsettled government guaranteed loan sales	6,013	-
Transfers of loans to foreclosed properties	1,528	6,054

Acquisitions:
Assets acquired	474,009	31,243
Liabilities assumed	409,426	-
Net assets acquired	64,583	31,243
Common stock issued in acquisition	43,892	-
Preferred stock issued in acquisition	9,992	-

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

Note 2 – Accounting Standards Updates and Recently Adopted Standards

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, effective for fiscal years beginning after December 15, 2015 and interim periods within those years with early adoption permitted. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current GAAP by reducing the number of consolidation models. United is currently evaluating the impact of this guidance on its consolidated financial statements.

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

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities that Calculate Net Asset Value Per Share (or its Equivalent). ASU 2015-07 removes the requirement to categorize within the fair value hierarchy investments for which fair values are estimated using the net asset value practical expedient provided by ASC 820. Disclosures about investments in certain entities that calculate net asset value per share are limited under ASU 2015-07 to those investments for which the entity has elected to estimate the fair value using the net asset value practical expedient. ASU 2015-07 is effective for fiscal years beginning after December 15, 2015, with retrospective application to all periods presented. Early application is permitted. The adoption of this update is not expected to have a material impact on United’s consolidated financial statements.

In June 2015, the FASB issued ASU 2015-10: Technical Corrections and Improvements. The amendments in this Update cover a wide range of topics in the Codification including guidance clarification and reference corrections, simplification and minor improvements. Transition guidance varies based on the amendments. The amendments that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon issuance. United retrospectively applied the provisions of ASU 2015-10 during the second quarter of 2015, with no material impact on United’s financial position or results of operations. The adoption of ASU 2015-10 did affect certain disclosures related to nonrecurring fair value measurements as presented in Note 14.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40). The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, this update was originally effective for interim and annual periods beginning after December 15, 2016. In July 2015, the FASB voted to delay the effective date of this ASU by one year. United is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on United’s consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 – Acquisitions

Acquisition of MoneyTree Corporation

On May 1, 2015, United completed the acquisition of MoneyTree Corporation (“MoneyTree”) and its wholly-owned bank subsidiary, First National Bank (“FNB”). FNB operated ten branches in east Tennessee. In connection with the acquisition, United acquired $461 million of assets and assumed $409 million of liabilities and $9.99 million of preferred stock. Total consideration transferred was $54.6 million of common equity and cash. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $13.0 million, which consisted largely of the intangible value of FNB’s business and reputation within the market it serves. None of the goodwill recognized is expected to be deductible for income tax purposes. United will amortize the related core deposit intangible of $4.22 million using the sum-of-the-years-digits method over 6.67 years, which represents the expected useful life of the asset. The deposit premium of $917,000 will be amortized using the effective yield method over 5 years, which represents the weighted average maturity of the underlying deposits.

The fair value of the 2,358,503 common shares issued as part of the consideration paid for MoneyTree was determined on the basis of the closing market price of United’s common shares on the acquisition date. Acquisition-related costs totaled $3.17 million for the three and six months ending June 30, 2015 and were included in operating expenses in the consolidated income statement.

Upon completion of the acquisition, each share of preferred stock issued by MoneyTree as part of the Small Business Lending Fund (“SBLF”) program of the United States Department of Treasury (9,992 shares in the aggregate with a liquidation preference amount of $1,000 per share) was converted automatically into one substantially identical share of preferred stock of the Company. See Note 12 for further detail.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The purchased assets and assumed liabilities were recorded at their acquisition date fair values, and are summarized in the table below (in thousands).

	As Recorded by Money Tree	Fair Value Adjustments (1)	As Recorded by United
Assets
Cash and cash equivalents	$55,293	$-	$55,293
Securities	127,123	(52)	127,071
Loans held for sale	1,342	-	1,342
Loans, net	246,816	(2,464)	244,352
Premises and equipment, net	9,497	3,759	13,256
Bank owned life insurance	11,194	-	11,194
Core deposit intangible	-	4,220	4,220
Other assets	5,462	(1,199)	4,263
Total assets acquired	$456,727	$4,264	$460,991
Liabilities
Deposits	$368,833	$917	$369,750
Short-term borrowings	15,000	-	15,000
Federal Home Loan Bank advances	22,000	70	22,070
Other liabilities	864	1,742	2,606
Total liabilities assumed	406,697	2,729	409,426
SBLF preferred stock assumed	9,992	-	9,992
Excess of assets acquired over
liabilities and preferred stock assumed	$40,038
Aggregate fair value adjustments		$1,535
Consideration transferred
Cash			10,699
Common stock issued (2,358,503 shares)			43,892
Total fair value of consideration transferred			54,591
Goodwill			$13,018

(1) Fair values are preliminary and are subject to refinement for a period not to exceed one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

Purchased loans that show evidence of credit deterioration since origination are accounted for pursuant to Accounting Standards Codification (“ASC”) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The following table presents additional information related to the acquired loan portfolio at acquisition date (in thousands):

May 1, 2015
Accounted for pursuant to ASC 310-30:
Contractually required principal and interest	$15,152
Non-accretable difference	3,677
Cash flows expected to be collected	11,475
Accretable yield	1,029
Fair value	$10,446

Excluded from ASC 310-30:
Fair value	$233,906
Gross contractual amounts receivable	258,931
Estimate of contractual cash flows not expected to be collected	1,231

United’s operating results for the six months ended June 30, 2015 include the operating results of the acquired assets and assumed liabilities for the 61 days subsequent to the acquisition date of May 1, 2015. Merger-related charges of $3.17 million are recorded in the consolidated statement of income and include incremental costs related to closing the acquisition, including severance, conversion costs and legal and professional fees.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table discloses the impact of the merger with MoneyTree (excluding the impact of merger-related expenses) since the acquisition on May 1, 2015 through June 30, 2015. The table also presents certain pro forma information as if MoneyTree had been acquired on January 1, 2014. These results combine the historical results of MoneyTree in United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition taken place on January 1, 2014.

Merger-related costs of $3.17 million from the MoneyTree acquisition have been excluded from the 2015 pro forma information presented below and included in the 2014 pro forma information presented below. Furthermore, no adjustments have been made to the pro forma information to eliminate the pre-acquisition provision for loan losses for the six months ended June 30, 2015 or 2014 of MoneyTree in the amount of $7,000 and $96,000, respectively. No adjustments have been made to reduce the impact of any OREO write downs recognized by MoneyTree in either the six months ended June 30, 2015 or 2014. In addition, expenses related to systems conversions and other costs of integration are expected to be recorded during the second half of 2015. United expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts below. The actual results and pro forma information were as follows (in thousands):

	Revenue	Net Income
Actual MoneyTree from May 1, 2015 - June 30, 2015	$2,284	$384
2015 supplemental consolidated pro forma from January 1, 2015 - June 30, 2015	153,322	38,294
2014 supplemental consolidated pro forma from January 1, 2014 - June 30, 2014	137,809	31,080

Acquisition of Palmetto Bancshares, Inc.

On April 22, 2015, United announced that it had reached a definitive agreement to acquire Palmetto Bancshares, Inc. (“Palmetto”) and its wholly-owned bank subsidiary The Palmetto Bank. The Palmetto Bank is the third largest banking institution headquartered in South Carolina with total assets of $1.16 billion, loans of $824 million and deposits of $977 million as of June 30, 2015. It is a 108-year old community bank that serves Upstate South Carolina through 25 branch locations in nine counties along the Interstate 85 corridor. The Palmetto Bank will merge into and operate under the brand of United Community Bank.

Under the terms of the agreement, which has been unanimously approved by the Boards of Directors of both companies, Palmetto shareholders will have the right to receive $19.25 in cash or 0.97 shares of United common stock, or any combination thereof, for each share of Palmetto common stock. The cash and stock elections are subject to proration to ensure that 30% of the outstanding shares of Palmetto common stock will be exchanged for cash and 70% of the outstanding shares of Palmetto common stock will be exchanged for shares of United common stock in the merger. Based on United’s ten-day average closing price of $21.21 per share as of July 31, 2015 the aggregate deal value was approximately $262 million.

The merger is expected to close on September 1, 2015, subject to the approval of the shareholders of Palmetto at a special meeting to be held on August 12, 2015 and other customary conditions. All required regulatory approvals have been received.

Acquisition of Business Carolina, Inc.

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

The loans and servicing assets that were acquired in this transaction were valued by a third party vendor that specializes in the valuations of these government guaranteed related assets. These assets are very illiquid and United does not have the same level of visibility into the inputs that the valuation vendor has. Therefore, United considers those inputs to be level 3 in the ASC 820 hierarchy. For the loans, the valuations were derived by estimating the expected cash flows using a combination of prepayment speed and default estimates. The cash flows are then discounted using the rates implied by observed transactions in the market place.

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

The following table presents a summary of amounts outstanding under reverse repurchase agreements and derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements as of June 30, 2015, December 31, 2014 and June 30, 2014 (in thousands).

		Gross Amounts Offset on the Balance Sheet
	Gross Amounts of Recognized Assets		Net Asset Balance	Gross Amounts not Offset in the Balance Sheet		Net Amount
June 30, 2015				Financial Instruments	Collateral Received

Repurchase agreements / reverse repurchase agreements	$330,000	$(300,000)	$30,000	$-	$(31,679)	$-
Derivatives	21,728	-	21,728	(1,881)	(3,978)	15,869
Total	$351,728	$(300,000)	$51,728	$(1,881)	$(35,657)	$15,869
Weighted average interest rate of reverse repurchase agreements	1.17%

		Gross Amounts Offset on the Balance Sheet
	Gross Amounts of Recognized Liabilities		Net Liability Balance	Gross Amounts not Offset in the Balance Sheet		Net Amount

				Financial Instruments	Collateral Pledged
Repurchase agreements / reverse repurchase agreements	$300,000	$(300,000)	$-	$-	$-	$-
Derivatives	32,374	-	32,374	(1,881)	(35,509)	-
Total	$332,374	$(300,000)	$32,374	$(1,881)	$(35,509)	$-
Weighted average interest rate of repurchase agreements	.31%

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance			Net Amount

				Gross Amounts not Offset in the Balance Sheet
December 31, 2014				Financial Instruments	Collateral Received

Repurchase agreements / reverse repurchase agreements	$395,000	$(375,000)	$20,000	$-	$(20,302)	$-
Derivatives	20,599	-	20,599	(869)	(3,716)	16,014
Total	$415,599	$(375,000)	$40,599	$(869)	$(24,018)	$16,014
Weighted average interest rate of reverse repurchase agreements	1.16%

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance			Net Amount

				Gross Amounts not Offset in the Balance Sheet
				Financial Instruments	Collateral Pledged

Repurchase agreements / reverse repurchase agreements	$375,000	$(375,000)	$-	$-	$-	$-
Derivatives	31,997	-	31,997	(869)	(32,792)	-
Total	$406,997	$(375,000)	$31,997	$(869)	$(32,792)	$-
Weighted average interest rate of repurchase agreements	.29%

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet	Net Asset Balance

				Gross Amounts not Offset in the Balance Sheet
June 30, 2014				Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$420,000	$(375,000)	$45,000	$-	$(48,933)	$-
Derivatives	22,024	-	22,024	(1,962)	(162)	19,900
Total	$442,024	$(375,000)	$67,024	$(1,962)	$(49,095)	$19,900
Weighted average interest rate of reverse repurchase agreements	1.09%

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance

				Gross Amounts not Offset in the Balance Sheet
				Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$375,000	$(375,000)	$-	$-	$-	$-
Derivatives	36,545	-	36,545	(1,962)	(35,245)	-
Total	$411,545	$(375,000)	$36,545	$(1,962)	$(35,245)	$-
Weighted average interest rate of repurchase agreements	.27%

Note 5 – Securities

The amortized cost basis, gross unrealized gains and losses and fair value of securities held-to-maturity at June 30, 2015, December 31, 2014 and June 30, 2014 are as follows (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of June 30, 2015	Cost	Gains	Losses	Value
State and political subdivisions	$47,116	$3,103	$-	$50,219
Mortgage-backed securities (1)	332,641	6,899	1,693	337,847

Total	$379,757	$10,002	$1,693	$388,066

As of December 31, 2014
State and political subdivisions	$48,157	$3,504	$-	$51,661
Mortgage-backed securities (1)	367,110	7,716	1,254	373,572

Total	$415,267	$11,220	$1,254	$425,233

As of June 30, 2014
State and political subdivisions	$50,669	$3,872	$-	$54,541
Mortgage-backed securities (1)	398,083	8,257	2,017	404,323

Total	$448,752	$12,129	$2,017	$458,864

(1)	All are residential type mortgage-backed securities or U.S.government agency commercial mortgage backed securities.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 The following table summarizes held-to-maturity securities in an unrealized loss position as of June 30, 2015, December 31, 2014 and June 30, 2014 (in thousands).

	Less than 12 Months		12 Months or More		Total
As of June 30, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed securities	$130,980	$1,268	$19,359	$425	$150,339	$1,693
Total unrealized loss position	$130,980	$1,268	$19,359	$425	$150,339	$1,693

As of December 31, 2014
Mortgage-backed securities	$126,514	$917	$17,053	$337	$143,567	$1,254
Total unrealized loss position	$126,514	$917	$17,053	$337	$143,567	$1,254

As of June 30, 2014
Mortgage-backed securities	$194,724	$1,898	$2,955	$119	$197,679	$2,017
Total unrealized loss position	$194,724	$1,898	$2,955	$119	$197,679	$2,017

Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. No impairment charges were recognized during the three or six months ended June 30, 2015 or 2014.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The cost basis, unrealized gains and losses, and fair value of securities available-for-sale at June 30, 2015, December 31, 2014 and June 30, 2014 are presented below (in thousands).

As of June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$127,962	$360	$421	$127,901
U.S. Government agencies	110,710	126	525	110,311
State and political subdivisions	30,489	416	141	30,764
Mortgage-backed securities (1)	989,636	14,852	6,372	998,116
Corporate bonds	208,114	1,611	2,701	207,024
Asset-backed securities	462,702	3,938	308	466,332
Other	1,871	-	-	1,871

Total	$1,931,484	$21,303	$10,468	$1,942,319

As of December 31, 2014
U.S. Treasuries	$105,540	$235	$66	$105,709
U.S. Government agencies	36,474	-	175	36,299
State and political subdivisions	19,748	504	19	20,233
Mortgage-backed securities (1)	988,012	16,273	7,465	996,820
Corporate bonds	165,018	1,686	1,076	165,628
Asset-backed securities	455,626	2,257	1,955	455,928
Other	2,117	-	-	2,117

Total	$1,772,535	$20,955	$10,756	$1,782,734

As of June 30, 2014
U.S. Treasuries	$15,579	$-	$71	$15,508
State and political subdivisions	21,080	773	38	21,815
Mortgage-backed securities (1)	1,068,593	17,470	8,623	1,077,440
Corporate bonds	175,975	1,426	1,430	175,971
Asset-backed securities	444,910	3,664	251	448,323
Other	2,211	-	-	2,211

Total	$1,728,348	$23,333	$10,413	$1,741,268

(1) All are residential type mortgage-backed securities or U.S. government agency commercial mortgage backed securities.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes available-for-sale securities in an unrealized loss position as of June 30, 2015, December 31, 2014 and June 30, 2014 (in thousands).

	Less than 12 Months		12 Months or More		Total
As of June 30, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasuries	$49,830	$421	$-	$-	$49,830	$421
U.S. Government agencies	85,769	525	-	-	85,769	525
State and political subdivisions	13,441	141	-	-	13,441	141
Mortgage-backed securities	145,477	1,283	198,067	5,089	343,544	6,372
Corporate bonds	119,690	2,701	-	-	119,690	2,701
Asset-backed securities	49,294	261	14,899	47	64,193	308
Total unrealized loss position	$463,501	$5,332	$212,966	$5,136	$676,467	$10,468
As of December 31, 2014
U.S. Treasuries	$34,180	$66	$-	$-	$34,180	$66
U.S. Government agencies	36,299	175	-	-	36,299	175
State and political subdivisions	2,481	19	-	-	2,481	19
Mortgage-backed securities	88,741	446	251,977	7,019	340,718	7,465
Corporate bonds	37,891	371	20,275	705	58,166	1,076
Asset-backed securities	221,359	1,592	40,952	363	262,311	1,955
Total unrealized loss position	$420,951	$2,669	$313,204	$8,087	$734,155	$10,756

As of June 30, 2014
U.S. Treasuries	$10,508	$71	$-	$-	$10,508	$71
State and political subdivisions	-	-	3,634	38	3,634	38
Mortgage-backed securities	100,949	519	277,556	8,104	378,505	8,623
Corporate bonds	19,130	114	46,010	1,316	65,140	1,430
Asset-backed securities	83,620	166	11,486	85	95,106	251
Total unrealized loss position	$214,207	$870	$338,686	$9,543	$552,893	$10,413

At June 30, 2015, there were 142 available-for-sale securities and 23 held-to-maturity securities that were in an unrealized loss position. United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at June 30, 2015, December 31, 2014 and June 30, 2014 were primarily attributable to changes in interest rates and therefore, United does not consider them to be impaired.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes securities sales activity for the three and six months ended June 30, 2015 and 2014 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds from sales	$67,350	$236,911	$136,817	$390,227
Gross gains on sales	$13	$5,374	$1,552	$5,784
Gross losses on sales	-	(939)	-	(1,132)
Net gains on sales of securities	$13	$4,435	$1,552	$4,652
Income tax expense attributable to sales	$5	$1,725	$603	$1,817

Securities with a carrying value of $1.25 billion, $1.51 billion and $1.37 billion were pledged to secure public deposits and other secured borrowings at June 30, 2015, December 31, 2014 and June 30, 2014, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amortized cost and fair value of held-to-maturity and available-for-sale securities at June 30, 2015, by contractual maturity, are presented in the following table (in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

US Treasuries:
1 to 5 years	$77,711	$78,071	$-	$-
5 to 10 years	50,251	49,830	-	-
	127,962	127,901	-

US Government agencies:
1 to 5 years	32,007	31,801	-	-
5 to 10 years	78,703	78,510	-	-
	110,710	110,311	-

State and political subdivisions:
Within 1 year	4,487	4,563	1,006	1,036
1 to 5 years	9,709	9,969	17,670	18,756
5 to 10 years	11,325	11,237	22,140	23,673
More than 10 years	4,968	4,995	6,300	6,754
	30,489	30,764	47,116	50,219

Corporate bonds:
1 to 5 years	57,031	57,474	-	-
5 to 10 years	118,603	118,841	-	-
More than 10 years	32,480	30,709	-	-
	208,114	207,024	-

Asset-backed securities:
1 to 5 years	237,660	239,903	-	-
5 to 10 years	78,367	78,628	-	-
More than 10 years	146,675	147,801	-	-
	462,702	466,332	-

Other:
More than 10 years	1,871	1,871	-	-
	1,871	1,871	-

Total securities other than mortgage-backed securities:
Within 1 year	4,487	4,563	1,006	1,036
1 to 5 years	414,118	417,218	17,670	18,756
5 to 10 years	337,249	337,046	22,140	23,673
More than 10 years	185,994	185,376	6,300	6,754

Mortgage-backed securities	989,636	998,116	332,641	337,847

	$1,931,484	$1,942,319	$379,757	$388,066

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Loans and Allowance for Credit Losses

Major classifications of loans as of June 30, 2015, December 31, 2014 and June 30, 2014, are summarized as follows (in thousands).

	June 30, 2015	December 31, 2014	June 30, 2014
Owner occupied commercial real estate	$1,265,783	$1,163,480	$1,163,327
Income producing commercial real estate	688,768	598,537	598,318
Commercial & industrial	792,791	710,256	554,089
Commercial construction	237,820	196,030	159,755
Total commercial	2,985,162	2,668,303	2,475,489
Residential mortgage	935,646	865,789	860,525
Home equity lines of credit	490,753	465,872	451,435
Residential construction	298,920	298,627	301,737
Consumer installment	105,931	104,899	105,160
Indirect auto	357,105	268,629	215,939

Total loans	5,173,517	4,672,119	4,410,285

Less allowance for loan losses	(70,129)	(71,619)	(73,248)

Loans, net	$5,103,388	$4,600,500	$4,337,037

At June 30, 2015, December 31, 2014 and June 30, 2014, loans totaling $2.42 billion, $2.35 billion and $2.09 billion, respectively, were pledged as collateral to secure FHLB advances and other contingent funding sources.

At June 30, 2015, the carrying value and unpaid principal balance of purchased credit impaired loans accounted for under ASC 310-30 was $10.1 million and $13.6 million, respectively. The following table presents changes in the value of the accretable yield for acquired loans accounted for under ASC Topic 310-30 for the three and six months ended June 30, 2015 (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Balance at beginning of period
	$-	$-
Additions due to acquisitions	1,029	1,029
Accretion	(83)	(83)
Balance at end of period	$946	$946

In addition to the accretable yield on loans accounted for under ASC Topic 310-30, the fair value adjustments on purchased loans outside the scope of ASC Topic 310-30 are also accreted to interest income over the life of the loans. At June 30, 2015, the remaining accretable fair value mark on loans not accounted for under ASC Topic 310-30 was $2.60 million.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the balance and activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2015 and 2014 (in thousands).

	2015					2014
Three Months Ended June 30,	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance	Beginning Balance	Charge-Offs	Recoveries	Allocation of Unallocated	Provision	Ending Balance

Owner occupied commercial real estate	$14,952	$(363)	$78	$1,672	$16,339	$20,292	$(918)	$2,753	$-	$(4,323)	$17,804
Income producing commercial real estate	9,655	(74)	350	(1,731)	8,200	10,926	(632)	197	-	1,270	11,761
Commercial & industrial	3,442	(162)	789	659	4,728	4,247	(1,012)	350	-	300	3,885
Commercial construction	5,335	(147)	51	(344)	4,895	3,977	(131)	-	-	221	4,067
Residential mortgage	20,138	(1,109)	322	(299)	19,052	15,967	(2,800)	292	-	3,304	16,763
Home equity lines of credit	4,321	(348)	26	1,480	5,479	6,120	(624)	158	-	684	6,338
Residential construction	10,210	(499)	392	(766)	9,337	12,181	(1,946)	275	-	698	11,208
Consumer installment	713	(349)	187	137	688	717	(455)	391	-	(54)	599
Indirect auto	1,241	(130)	8	292	1,411	796	(89)	16	-	100	823
Total allowance for loan losses	70,007	(3,181)	2,203	1,100	70,129	75,223	(8,607)	4,432	-	2,200	73,248
Allowance for unfunded commitments	2,780	-	-	(200)	2,580	2,165	-	-	-	-	2,165
Total allowance for credit losses	$72,787	$(3,181)	$2,203	$900	$72,709	$77,388	$(8,607)	$4,432	$-	$2,200	$75,413

Six Months Ended June 30,	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance	Beginning Balance	Charge-Offs	Recoveries	Allocation of Unallocated	Provision	Ending Balance

Owner occupied commercial real estate	$16,041	$(731)	$89	$940	$16,339	$17,164	$(1,284)	$2,843	$1,278	$(2,197)	$17,804
Income producing commercial real estate	10,296	(322)	357	(2,131)	8,200	7,174	(837)	197	688	4,539	11,761
Commercial & industrial	3,255	(631)	917	1,187	4,728	6,527	(1,975)	891	318	(1,876)	3,885
Commercial construction	4,747	(169)	51	266	4,895	3,669	(132)	-	388	142	4,067
Residential mortgage	20,311	(1,687)	484	(56)	19,052	15,446	(4,381)	357	1,452	3,889	16,763
Home equity lines of credit	4,574	(421)	40	1,286	5,479	5,528	(1,627)	168	391	1,878	6,338
Residential construction	10,603	(1,639)	471	(98)	9,337	12,532	(2,251)	369	1,728	(1,170)	11,208
Consumer installment	731	(675)	563	69	688	1,353	(1,131)	718	-	(341)	599
Indirect auto	1,061	(258)	21	587	1,411	1,126	(166)	27	-	(164)	823
Unallocated	-	-	-	-	-	6,243	-	-	(6,243)	-	-
Total allowance for loan losses	71,619	(6,533)	2,993	2,050	70,129	76,762	(13,784)	5,570	-	4,700	73,248
Allowance for unfunded commitments	1,930	-	-	650	2,580	2,165	-	-	-	-	2,165
Total allowance for credit losses	$73,549	$(6,533)	$2,993	$2,700	$72,709	$78,927	$(13,784)	$5,570	$-	$4,700	$75,413

In the first quarter of 2014, United modified its allowance for loan losses methodology to incorporate a loss emergence period. The increase in precision resulting from the use of the loss emergence period led to the full allocation of the portion of the allowance that had previously been unallocated.

The following table represents the recorded investment in loans by portfolio segment and the balance of the allowance for loan losses assigned to each segment based on the method of evaluating the loans for impairment as of June 30, 2015, December 31, 2014 and June 30, 2014 (in thousands).

	June 30, 2015				December 31, 2014			June 30, 2014
Allowance for Loan Losses	Individually evaluated for impairment	Collectively evaluated for impairment	Purchased with deteriorated credit quality	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance

Owner occupied commercial real estate	$1,592	$14,747	$-	$16,339	$2,737	$13,304	$16,041	$2,483	$15,321	$17,804
Income producing commercial real estate	782	7,418	-	8,200	1,917	8,379	10,296	1,404	10,357	11,761
Commercial & industrial	137	4,591	-	4,728	15	3,240	3,255	399	3,486	3,885
Commercial construction	530	4,365	-	4,895	729	4,018	4,747	412	3,655	4,067
Residential mortgage	3,107	15,945	-	19,052	3,227	17,084	20,311	3,117	13,646	16,763
Home equity lines of credit	26	5,453	-	5,479	47	4,527	4,574	115	6,223	6,338
Residential construction	506	8,831	-	9,337	1,192	9,411	10,603	1,054	10,154	11,208
Consumer installment	6	682	-	688	18	713	731	33	566	599
Indirect auto	-	1,411	-	1,411	-	1,061	1,061	-	823	823
Total allowance for loan losses	6,686	63,443	-	70,129	9,882	61,737	71,619	9,017	64,231	73,248
Allowance for unfunded commitments	-	2,580	-	2,580	-	1,930	1,930	-	2,165	2,165
Total allowance for credit losses	$6,686	$66,023	$-	$72,709	$9,882	$63,667	$73,549	$9,017	$66,396	$75,413

Loans Outstanding

Owner occupied commercial real estate	$37,547	$1,225,779	$2,457	$1,265,783	$34,654	$1,128,826	$1,163,480	$31,952	$1,131,375	$1,163,327
Income producing commercial real estate	21,926	661,988	4,854	688,768	24,484	574,053	598,537	26,045	572,273	598,318
Commercial & industrial	5,023	787,247	521	792,791	3,977	706,279	710,256	3,641	550,448	554,089
Commercial construction	12,123	223,631	2,066	237,820	12,321	183,709	196,030	11,214	148,541	159,755
Residential mortgage	20,538	914,981	127	935,646	18,775	847,014	865,789	20,455	840,070	860,525
Home equity lines of credit	551	490,132	70	490,753	478	465,394	465,872	540	450,895	451,435
Residential construction	8,631	290,289	-	298,920	11,604	287,023	298,627	13,320	288,417	301,737
Consumer installment	141	105,790	-	105,931	179	104,720	104,899	329	104,831	105,160
Indirect auto	-	357,105	-	357,105	-	268,629	268,629	-	215,939	215,939
Total loans	$106,480	$5,056,942	$10,095	$5,173,517	$106,472	$4,565,647	$4,672,119	$107,496	$4,302,789	$4,410,285

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Excluding loans accounted for under ASC Topic 310-30, management considers all loans that are on nonaccrual with a balance of $500,000 or greater and all troubled debt restructurings (“TDRs”) to be impaired. In addition, management reviews all accruing substandard loans greater than $2 million to determine if the loan is impaired. A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the original contractual terms of the loan will not be collected. All TDRs are considered impaired regardless of accrual status. Impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. For TDRs less than $500,000, impairment is estimated based on the average impairment of TDRs greater than $500,000 by loan category. For loan types that do not have TDRs greater than $500,000, the average impairment for all TDR loans is used to quantify the amount of required specific reserve. A specific reserve is established for impaired loans for the amount of calculated impairment. Interest payments received on impaired nonaccrual loans are applied as a reduction of the outstanding principal balance. For impaired loans not on nonaccrual status, interest is accrued according to the terms of the loan agreement. Loans are evaluated for impairment quarterly and specific reserves are established in the allowance for loan losses for any measured impairment.

Each quarter, United’s management prepares an analysis of the allowance for credit losses to determine the appropriate balance that measures and quantifies the amount of probable incurred losses in the loan portfolio and unfunded loan commitments. The allowance is comprised of specific reserves on individually impaired loans, which are determined as described above, and general reserves which are determined based on historical loss experience as adjusted for current trends and economic conditions multiplied by a loss emergence period factor. Management uses eight quarters of historical loss experience to determine the loss factors to be used in the reserve calculation for loans evaluated in the aggregate. Eight quarters has been determined to be an appropriate time period as it is recent enough to be relevant to current conditions and covers a length of time sufficient to minimize distortions caused by nonrecurring and unusual activity that might otherwise influence a shorter time period. In previous years, the loss rates were weighted toward more recent quarters by multiplying each quarter’s annualized historical net charge-off rate by 1 through 8, with 8 representing the most recent quarter and 1 representing the oldest quarter. Management adopted this method of weighting quarterly loss rates to capture the rapidly deteriorating credit conditions in its loss factors during the financial crisis. In the first quarter of 2014, in light of stabilizing credit conditions, management concluded that it was appropriate to apply a more level weighting to capture the full range and impacts of credit losses experienced during the most recent economic and credit cycle. For the four quarters of 2014, management applied a weighting factor of 1.75 to the most recent four quarters and a weighting of 1.00 for the four oldest quarters. Beginning with the first quarter of 2015, management began applying equal weight to all eight quarters to capture the full range of the loss cycle. Management believes the current weightings are more appropriate to measure the probable losses incurred within the loan portfolio.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Commercial and consumer asset quality committees consisting of the Chief Credit Officer, a Senior Risk Officer and the Senior Credit Officers meet monthly to review charge-offs that have occurred during the previous month.

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

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2015, December 31, 2014 and June 30, 2014 (in thousands).

	June 30, 2015			December 31, 2014			June 30, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Owner occupied commercial real estate	$14,138	$12,939	$-	$12,025	$11,325	$-	$14,445	$12,985	$-
Income producing commercial real estate	9,696	9,553	-	8,311	8,311	-	12,755	11,808	-
Commercial & industrial	2,785	1,977	-	1,679	1,042	-	1,736	1,710	-
Commercial construction	-	-	-	-	-	-	195	195	-
Total commercial	26,619	24,469	-	22,015	20,678	-	29,131	26,698	-
Residential mortgage	2,395	1,930	-	2,569	1,472	-	3,357	2,849	-
Home equity lines of credit	-	-	-	-	-	-	-	-	-
Residential construction	2,347	2,347	-	4,338	3,338	-	6,168	5,491	-
Consumer installment	-	-	-	-	-	-	-	-	-
Indirect auto	-	-	-	-	-	-	-	-	-
Total with no related allowance recorded	31,361	28,746	-	28,922	25,488	-	38,656	35,038	-

With an allowance recorded:
Owner occupied commercial real estate	26,301	24,608	1,592	24,728	23,329	2,737	20,287	18,967	2,483
Income producing commercial real estate	12,460	12,373	782	16,352	16,173	1,917	14,706	14,237	1,404
Commercial & industrial	3,055	3,046	137	2,936	2,935	15	1,931	1,931	399
Commercial construction	12,203	12,123	530	12,401	12,321	729	11,194	11,019	412
Total commercial	54,019	52,150	3,041	56,417	54,758	5,398	48,118	46,154	4,698
Residential mortgage	19,045	18,608	3,107	17,732	17,303	3,227	18,077	17,606	3,117
Home equity lines of credit	563	551	26	478	478	47	540	540	115
Residential construction	7,291	6,284	506	8,962	8,266	1,192	9,255	7,829	1,054
Consumer installment	163	141	6	179	179	18	329	329	33
Indirect auto	-	-	-	-	-	-	-	-	-
Total with an allowance recorded	81,081	77,734	6,686	83,768	80,984	9,882	76,319	72,458	9,017
Total	$112,442	$106,480	$6,686	$112,690	$106,472	$9,882	$114,975	$107,496	$9,017

Excluding loans accounted for under ASC Topic 310-30, there were no loans more than 90 days past due and still accruing interest at June 30, 2015, December 31, 2014 or June 30, 2014. Nonaccrual loans include both homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans. United’s policy is to place loans on nonaccrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is classified on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Principal and interest payments received on a nonaccrual loan are applied to reduce outstanding principal.

Loans accounted for under ASC Topic 310-30 are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. Loans accounted for under ASC Topic 310-30 were not classified as nonaccrual at June 30, 2015 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all acquired loans being accounted for under ASC Topic 310-30.

The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms was approximately $165,000 and $96,000 for the three months ended June 30, 2015 and 2014, respectively and $424,000 and $556,000 for the six months ended June 30, 2015 and 2014, respectively. The gross additional interest revenue that would have been earned for the three and six months ended June 30, 2015 and 2014 had performing TDRs performed in accordance with the original terms is immaterial.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired are presented below for the three and six months ended June 30, 2015 and 2014 (in thousands).

	2015			2014
Three Months Ended June 30,	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received
Owner occupied commercial real estate	$37,985	$469	$509	$31,558	$403	$391
Income producing commercial real estate	22,055	273	253	26,415	316	317
Commercial & industrial	5,221	45	89	3,683	40	50
Commercial construction	12,164	117	116	11,340	104	107
Total commercial	77,425	904	967	72,996	863	865
Residential mortgage	20,604	200	203	20,598	228	217
Home equity lines of credit	558	5	5	550	5	6
Residential construction	8,748	128	132	13,762	177	175
Consumer installment	161	3	3	335	6	5
Indirect auto	-	-	-	-	-	-
Total	$107,496	$1,240	$1,310	$108,241	$1,279	$1,268

Six Months Ended June 30,
Owner occupied commercial real estate	$37,487	$929	$968	$30,334	$761	$771
Income producing commercial real estate	21,740	540	529	26,138	628	650
Commercial & industrial	4,622	83	125	4,122	92	101
Commercial construction	12,219	233	237	12,027	216	242
Total commercial	76,068	1,785	1,859	72,621	1,697	1,764
Residential mortgage	21,345	425	436	20,960	457	455
Home equity lines of credit	518	10	10	528	10	12
Residential construction	9,662	248	258	13,400	322	325
Consumer installment	157	6	6	392	12	14
Indirect auto	-	-	-	-	-	-
Total	$107,750	$2,474	$2,569	$107,901	$2,498	$2,570

The following table presents the recorded investment in nonaccrual loans by loan class as of June 30, 2015, December 31, 2014 and June 30, 2014 (in thousands).

	Nonaccrual Loans
	June 30, 2015	December 31, 2014	June 30, 2014
Owner occupied commercial real estate	$4,878	$4,133	$2,975
Income producing commercial real estate	883	717	1,032
Commercial & industrial	1,389	1,571	1,102
Commercial construction	59	83	95
Total commercial	7,209	6,504	5,204
Residential mortgage	8,599	8,196	10,201
Home equity lines of credit	940	695	510
Residential construction	1,358	2,006	4,248
Consumer installment	131	134	171
Indirect auto	568	346	390
Total	$18,805	$17,881	$20,724

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans as of June 30, 2015, December 31, 2014 and June 30, 2014 by class of loans (in thousands).

	Loans Past Due				Loans Not
As of June 30, 2015	30 - 59 Days	60 - 89 Days	>90 Days	Total	Past Due	Total
Owner occupied commercial real estate	$2,789	$337	$1,646	$4,772	$1,261,011	$1,265,783
Income producing commercial real estate	726	313	440	1,479	687,289	688,768
Commercial & industrial	810	87	1,278	2,175	790,616	792,791
Commercial construction	626	-	44	670	237,150	237,820
Total commercial	4,951	737	3,408	9,096	2,976,066	2,985,162
Residential mortgage	4,888	1,568	1,615	8,071	927,575	935,646
Home equity lines of credit	1,268	528	279	2,075	488,678	490,753
Residential construction	2,110	269	429	2,808	296,112	298,920
Consumer installment	444	188	23	655	105,276	105,931
Indirect auto	276	132	402	810	356,295	357,105
Total loans	$13,937	$3,422	$6,156	$23,515	$5,150,002	$5,173,517

As of December 31, 2014
Owner occupied commercial real estate	$1,444	$1,929	$1,141	$4,514	$1,158,966	$1,163,480
Income producing commercial real estate	2,322	1,172	-	3,494	595,043	598,537
Commercial & industrial	302	40	1,425	1,767	708,489	710,256
Commercial construction	-	-	66	66	195,964	196,030
Total commercial	4,068	3,141	2,632	9,841	2,658,462	2,668,303
Residential mortgage	5,234	2,931	3,278	11,443	854,346	865,789
Home equity lines of credit	961	303	167	1,431	464,441	465,872
Residential construction	1,172	268	1,395	2,835	295,792	298,627
Consumer installment	607	136	33	776	104,123	104,899
Indirect auto	200	146	141	487	268,142	268,629
Total loans	$12,242	$6,925	$7,646	$26,813	$4,645,306	$4,672,119

As of June 30, 2014
Owner occupied commercial real estate	$448	$1,239	$762	$2,449	$1,160,878	$1,163,327
Income producing commercial real estate	2,030	-	242	2,272	596,046	598,318
Commercial & industrial	930	101	405	1,436	552,653	554,089
Commercial construction	116	-	50	166	159,589	159,755
Total commercial	3,524	1,340	1,459	6,323	2,469,166	2,475,489
Residential mortgage	7,372	1,404	3,150	11,926	848,599	860,525
Home equity lines of credit	1,609	193	79	1,881	449,554	451,435
Residential construction	1,246	584	1,331	3,161	298,576	301,737
Consumer installment	677	80	1	758	104,402	105,160
Indirect auto	258	99	193	550	215,389	215,939
Total loans	$14,686	$3,700	$6,213	$24,599	$4,385,686	$4,410,285

As of June 30, 2015, December 31, 2014, and June 30, 2014, $6.24 million, $9.72 million and $8.98 million, respectively, of specific reserves were allocated to customers whose loan terms have been modified in TDRs. United committed to lend additional amounts totaling up to $75,000, $51,000 and $44,000 as of June 30, 2015, December 31, 2014 and June 30, 2014, respectively, to customers with outstanding loans that are classified as TDRs.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents information on TDRs including the number of loan contracts restructured and the pre- and post-modification recorded investment as of June 30, 2015, December 31, 2014 and June 30, 2014 (dollars in thousands).

	June 30, 2015			December 31, 2014			June 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Owner occupied commercial real estate	57	$34,845	$33,401	54	$27,695	$26,296	52	$28,233	$26,670
Income producing commercial real estate	29	15,756	15,681	31	18,094	17,915	33	19,427	18,957
Commercial & industrial	32	3,583	3,583	32	2,848	2,847	31	2,893	2,893
Commercial construction	14	11,174	11,094	14	11,360	11,280	15	11,390	11,213
Total commercial	132	65,358	63,759	131	59,997	58,338	131	61,943	59,733
Residential mortgage	165	19,742	19,141	154	18,630	17,836	154	21,008	20,030
Home equity lines of credit	3	560	551	2	478	478	4	540	540
Residential construction	45	6,925	6,284	48	8,962	8,265	54	12,463	10,361
Consumer installment	16	159	141	17	179	179	23	329	329
Indirect auto	-	-	-	-	-	-	-	-	-
Total loans	361	$92,744	$89,876	352	$88,246	$85,096	366	$96,283	$90,993

Loans modified under the terms of a TDR during the three and six months ended June 30, 2015 and 2014 are presented in the table below. In addition, the following table presents loans modified under the terms of a TDR that became 90 days or more delinquent during the three and six months ended June 30, 2015 and 2014, that were initially restructured within one year prior to becoming delinquent (dollars in thousands).

	New Troubled Debt Restructurings for the Three Months Ended June 30,					New Troubled Debt Restructurings for the Six Months Ended June 30,
				Modified Within the Previous Twelve Months that Have Subsequently Defaulted During the Three Months Ended June 30, 2015					Modified Within the Previous Twelve Months that Have Subsequently Defaulted During the Six Months Ended June 30, 2015

		Pre-	Post-				Pre-	Post-
		Modification	Modification				Modification	Modification
		Outstanding	Outstanding				Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Number of	Recorded	Recorded	Number of	Recorded
2015	Contracts	Investment	Investment	Contracts	Investment	Contracts	Investment	Investment	Contracts	Investment

Owner occupied commercial real estate	6	$8,040	$7,996	-	$-	8	$12,537	$12,493	-	$-
Income producing commercial real estate	1	55	54	-	-	3	310	310	-	-
Commercial & industrial	4	992	992	-	-	6	1,180	1,180	-	-
Commercial construction	1	233	233	-	-	1	233	233	-	-
Total commercial	12	9,320	9,275	-	-	18	14,260	14,216	-	-
Residential mortgage	8	523	523	-	-	23	2,121	2,121	-	-
Home equity lines of credit	1	83	74	-	-	1	83	74	-	-
Residential construction	2	163	139	-	-	2	163	139	-	-
Consumer installment	1	25	25	-	-	2	28	28	1	30
Indirect auto	-	-	-	-	-	-	-	-	-	-
Total loans	24	$10,114	$10,036	-	$-	46	$16,655	$16,578	1	$30

				Modified Within the Previous Twelve Months that Have Subsequently Defaulted During the Three Months Ended June 30, 2014					Modified Within the Previous Twelve Months that Have Subsequently Defaulted During the Six Months Ended June 30, 2014
		Pre-	Post-				Pre-	Post-
		Modification	Modification				Modification	Modification
		Outstanding	Outstanding				Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Number of	Recorded	Recorded	Number of	Recorded
2014	Contracts	Investment	Investment	Contracts	Investment	Contracts	Investment	Investment	Contracts	Investment

Owner occupied commercial real estate	5	$2,787	$2,787	-	$-	7	$3,392	$3,392	1	$104
Income producing commercial real estate	3	1,459	1,459	-	-	5	1,992	1,992	-	-
Commercial & industrial	3	106	106	-	-	4	330	330	2	54
Commercial construction	1	240	240	-	-	2	471	471	-	-
Total commercial	12	4,592	4,592	-	-	18	6,185	6,185	3	158
Residential mortgage	9	1,014	973	2	280	23	2,146	2,105	6	732
Home equity lines of credit	1	36	36	-	-	1	36	36	-	-
Residential construction	3	1,124	1,124	-	-	3	1,124	1,124	-	-
Consumer installment	3	84	84	-	-	5	226	226	-	-
Indirect auto	-	-	-	-	-	-	-	-	-	-
Total loans	28	$6,850	$6,809	2	$280	50	$9,717	$9,676	9	$890

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of June 30, 2015, December 31, 2014 and June 30, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands).

			Substandard		Doubtful /
As of June 30, 2015	Pass	Watch	Performing	Nonaccrual	Loss	Total
Owner occupied commercial real estate	$1,195,986	$25,301	$39,618	$4,878	$-	$1,265,783
Income producing commercial real estate	664,137	4,973	18,775	883	-	688,768
Commercial & industrial	781,820	3,188	6,394	1,389	-	792,791
Commercial construction	232,080	2,426	3,255	59	-	237,820
Total commercial	2,874,023	35,888	68,042	7,209	-	2,985,162
Residential mortgage	886,863	9,605	30,579	8,599	-	935,646
Home equity lines of credit	484,222	-	5,591	940	-	490,753
Residential construction	284,395	3,481	9,686	1,358	-	298,920
Consumer installment	104,958	-	842	131	-	105,931
Indirect auto	355,576	-	961	568	-	357,105
Total loans	$4,990,037	$48,974	$115,701	$18,805	$-	$5,173,517
As of December 31, 2014
Owner occupied commercial real estate	$1,094,057	$18,889	$46,401	$4,133	$-	$1,163,480
Income producing commercial real estate	560,559	16,701	20,560	717	-	598,537
Commercial & industrial	696,805	4,017	7,863	1,571	-	710,256
Commercial construction	190,070	2,311	3,566	83	-	196,030
Total commercial	2,541,491	41,918	78,390	6,504	-	2,668,303
Residential mortgage	814,168	11,594	31,831	8,196	-	865,789
Home equity lines of credit	459,881	-	5,296	695	-	465,872
Residential construction	280,166	5,535	10,920	2,006	-	298,627
Consumer installment	103,383	-	1,382	134	-	104,899
Indirect auto	267,709	-	574	346	-	268,629
Total loans	$4,466,798	$59,047	$128,393	$17,881	$-	$4,672,119
As of June 30, 2014
Owner occupied commercial real estate	$1,079,629	$32,501	$48,222	$2,975	$-	$1,163,327
Income producing commercial real estate	556,223	16,430	24,633	1,032	-	598,318
Commercial & industrial	542,836	4,504	5,647	1,102	-	554,089
Commercial construction	152,894	2,360	4,406	95	-	159,755
Total commercial	2,331,582	55,795	82,908	5,204	-	2,475,489
Residential mortgage	797,725	10,743	41,856	10,201	-	860,525
Home equity lines of credit	443,196	167	7,562	510	-	451,435
Residential construction	276,539	8,078	12,872	4,248	-	301,737
Consumer installment	103,203	10	1,776	171	-	105,160
Indirect auto	214,987	-	562	390	-	215,939
Total loans	$4,167,232	$74,793	$147,536	$20,724	$-	$4,410,285

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

Note 7 – Servicing Rights for Government Guaranteed Loans

United accounts for servicing rights for government guaranteed loans serviced for others at fair value and includes them in other assets. Changes in the balances of servicing assets and servicing liabilities subsequently measured using the fair value measurement method for the three and six months ended June 30, 2015 and 2014 are recorded as follows (in thousands).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Fair value at beginning of period	$2,717	$-	$2,551	$-
Additions:
Acquired servicing rights	-	2,133	-	2,133
Originated servicing rights capitalized upon sale on loans	442	129	632	129
Changes in fair value:
Due to change in valuation inputs or assumptions used in valuation model	(41)	-	(65)	-
Fair value at end of period	$3,118	$2,262	$3,118	$2,262

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the Company’s government guaranteed servicing assets as of June 30, 2015 and December 31, 2014, and the sensitivity of the fair values to immediate adverse changes in those assumptions are shown in the table below (in thousands).

	June 30,	December 31,
	2015	2014
Fair value of retained servicing assets	$3,118	$2,551
Prepayment rate assumption	6.98%	6.70%
10% adverse change	$(80)	$(62)
20% adverse change	$(156)	$(122)
Discount rate	11.0%	12.0%
100 bps adverse change	$(109)	$(85)
200bps adverse change	$(211)	$(164)
Weighted-average life (months)	6.9	6.5
Weighted-average gross margin	2.02%	2.00%

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the details regarding amounts reclassified out of accumulated other comprehensive income for the three and six months ended June 30, 2015 and 2014 (in thousands).

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item in the Statement
Comprehensive Income Components	2015	2014	2015	2014	Where Net Income is Presented

Realized gains on sales of available-for-sale securities:
	$13	$4,435	$1,552	$4,652	Securities gains, net
	(5)	(1,725)	(603)	(1,817)	Tax expense
	$8	$2,710	$949	$2,835	Net of tax

Amortization of (losses) gains included in net income on available-for-sale securities transferred to held to maturity:
	$(289)	$(409)	$(773)	$(739)	Investment securities interest revenue
	105	154	287	277	Tax benefit (expense)
	$(184)	$(255)	$(486)	$(462)	Net of tax

Gains included in net income on derivative financial instruments accounted for as cash flow hedges:
Effective portion of interest rate contracts	$-	$(350)	$-	$(447)	Time deposit interest expense
Amortization of losses on de-designated positions	(30)	-	(78)	-	Deposits in banks and short-term investmens in interest revenue
Amortization of losses on de-designated positions	(146)	(24)	(265)	(24)	Money market deposit interest expense
Amortization of losses on de-designated positions	(279)	-	(537)	-	Federal Home Loan Bank advances interest expense
Amortization of losses on de-designated positions	-	(199)	-	(199)	Time deposit interest expense
	(455)	(573)	(880)	(670)	Total before tax
	177	223	342	261	Tax or benefit (expense)
	$(278)	$(350)	$(538)	$(409)	Net of tax

Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan
Prior service cost	$(91)	$(92)	$(182)	$(183)	Salaries and employee benefits expense
Actuarial losses	(68)	-	(136)	-	Salaries and employee benefits expense
	(159)	(92)	(318)	(183)	Total before tax
	62	36	124	71	Tax benefit
	$(97)	$(56)	$(194)	$(112)	Net of tax

Total reclassifications for the period	$(551)	$2,049	$(269)	$1,852	Net of tax

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

During the three and six months ended June 30, 2015 and 2014, United accrued dividends on preferred stock as shown in the following table (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Series H - 1% until March 15, 2016, subject to change based on Qualified Small Business Lending, 9% thereafter	$17	$-	$17	$-
Series B - 5% fixed until December 6, 2013, 9% thereafter	-	-	-	159
Series D - LIBOR plus 9.6875%, resets quarterly	-	-	-	280
Total preferred stock dividends	$17	$-	$17	$439

 All preferred stock dividends are payable quarterly.

The preferred stock dividends were subtracted from net income in order to arrive at net income available to common shareholders.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income available to common shareholders	$17,796	$16,357	$35,466	$31,318

Weighted average shares outstanding:
Basic	62,549	60,712	61,730	60,386
Effect of dilutive securities
Stock options	4	2	4	2
Diluted	62,553	60,714	61,734	60,388

Net income per common share:
Basic	$.28	$.27	$.57	$.52
Diluted	$.28	$.27	$.57	$.52

At June 30, 2015, United had the following potentially dilutive stock options and warrants outstanding: a warrant to purchase 219,909 shares of common stock at $61.40 per share; 256,102 shares of common stock issuable upon exercise of stock options granted to employees with a weighted average exercise price of $90.25; and 765,061 shares of common stock issuable upon completion of vesting of restricted stock unit awards.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the fair value of United’s derivative financial instruments as well as their classification on the consolidated balance sheet as of June 30, 2015, December 31, 2014 and June 30, 2014 (in thousands).

Derivatives designated as hedging instruments under ASC 815
		Fair Value
Interest Rate Products	Balance Sheet Location	June 30, 2015	December 31, 2014	June 30, 2014
Cash flow hedge of money market deposits	Derivative assets	$-	$-	$1,109
Fair value hedge of corporate bonds	Derivative assets	970	-	-
		$970	$-	$1,109
Cash flow hedge of money market deposits	Derivative liabilities	$-	$350	$523
Fair value hedge of brokered CD’s	Derivative liabilities	4,855	5,817	9,857
		$4,855	$6,167	$10,380

Derivatives not designated as hedging instruments under ASC 815
		Fair Value
Interest Rate Products	Balance Sheet Location	June 30, 2015	December 31, 2014	June 30, 2014
Customer swap positions	Derivative assets	$3,456	$3,433	$2,572
Dealer offsets to customer swap positions	Derivative assets	-	128	333
Bifurcated embedded derivatives	Derivative assets	11,531	12,262	12,369
Offsetting positions for de-designated cash flow hedges	Derivative assets	5,771	4,776	5,641
		$20,758	$20,599	$20,915
Customer swap positions	Derivative liabilities	$3,485	$129	$333
Dealer offsets to customer swap positions	Derivative liabilities	-	3,456	2,592
Dealer offsets to bifurcated embedded derivatives	Derivative liabilities	18,261	17,467	17,599
De-designated cash flow hedges	Derivative liabilities	5,773	4,778	5,641
		$27,519	$25,830	$26,165

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

Cash Flow Hedges of Interest Rate Risk

United’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, United uses interest rate swaps as part of its interest rate risk management strategy. United’s interest rate swaps designated as cash flow hedges involved the payment of fixed-rate amounts to a counterparty in exchange for United receiving variable-rate payments over the life of the agreements without exchange of the underlying notional amount. United’s cash flow hedges were for the purpose of converting variable rate deposits and wholesale borrowings to the economic equivalent of a fixed rate to protect United in a rising rate environment. At June 30, 2015 United did not have any active cash flow hedges. At December 31, 2014, United had one swap contract outstanding with a total notional amount of $175 million that was designated as a cash flow hedge of indexed money market accounts. At June 30, 2014, United had two swap contracts outstanding with a total notional amount of $275 million that were designated as cash flow hedges of indexed money market accounts. During the second and fourth quarters of 2014, United de-designated swaps with a notional of $500 million and put on offsetting positions which had a similar effect to terminating the positions. In addition, in the first quarter of 2015, United terminated its one remaining cash flow hedge with a notional of $175 million. Changes in United’s balance sheet composition and interest rate risk position made the hedges no longer necessary as protection against rising interest rates. The loss remaining in other comprehensive income on the de-designated swaps is being amortized into earnings over the original term of the swaps as the forecasted transactions that the swaps were originally designated to hedge are still expected to occur.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense when the swaps become effective, as interest payments are made on United’s LIBOR based, variable-rate wholesale borrowings and indexed deposit accounts. United did not recognize any hedge ineffectiveness on active cash flow hedges during the three months ended June 30, 2015 but did recognize $7,000 in hedge ineffectiveness gains in interest expense during the six months ended June 30, 2015. United recognized $50,000 and $85,000, respectively, in hedge ineffectiveness losses in interest expense on active cash flow hedges during the three and six months ended June 30, 2014. United expects that $1.83 million will be reclassified as an increase to deposit interest expense over the next twelve months related to these cash flow hedges.

Fair Value Hedges of Interest Rate Risk

United is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in interest rates. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in interest rates. Interest rate swaps designated as fair value hedges of brokered deposits involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate swaps designated as fair value hedges of fixed rate investments involve the receipt of variable-rate payments from a counterparty in exchange for United making fixed rate payments over the life of the instrument without the exchange of the underlying notional amount. At June 30, 2015, United had 15 interest rate swaps with an aggregate notional amount of $184 million that were designated as fair value hedges of interest rate risk and were pay-variable / receive-fixed swaps hedging the changes in the fair value of fixed rate brokered time deposits resulting from changes in interest rates. Also at June 30, 2015, United had 1 interest rate swap with a notional of $30 million that was designated as a pay-fixed / receive variable fair value hedge of changes in the fair value of a fixed rate corporate bond. At June 30, 2014, United had 16 interest rate swaps with an aggregate notional amount of $199 million that were designated as fair value hedges of interest rate risk. These contracts were pay-variable / receive-fixed swaps hedging changes in the fair value of fixed rate brokered time deposits resulting from changes in interest rates.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives. During the three and six months ended June 30, 2015, United recognized net gains of $207,000 and $170,000, respectively, and during the three and six months ended June 30, 2014, United recognized net losses of $236,000 and $625,000, respectively, related to ineffectiveness in the fair value hedging relationships. United also recognized net reductions of interest expense of $1.13 million and $2.26 million, respectively, for the three and six months ended June 30, 2015 and net reductions of interest expense of $1.22 million and $2.43 million, respectively, for the three and six months ended June 30, 2014 related to United’s fair value hedges of brokered time deposits, which includes net settlements on the derivatives. United recognized reductions of interest revenue on securities during the three and six months ended June 30, 2015 of $146,000 and $220,000, respectively, and reductions of interest revenue on securities during the three and six months ended June 30, 2014 of $425,000 and $955,000 related to United’s fair value hedges of corporate bonds.

Tabular Disclosure of the Effect of Derivative Instruments on the Income Statement

The tables below present the effect of United’s derivative financial instruments on the consolidated statement of operations for the three and six months ended June 30, 2015 and 2014.

Derivatives in Fair Value Hedging Relationships (in thousands).

	Location of Gain (Loss) Recognized in Income on	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
	Derivative	2015	2014	2015	2014
Three Months Ended June 30,
Fair value hedges of brokered CD’s	Interest expense	$(3,145)	$4,262	$3,287	$(4,382)
Fair value hedges of corporate bonds	Interest revenue	1,315	(783)	(1,250)	667
		$(1,830)	$3,479	$2,037	$(3,715)

Six Months Ended June 30,
Fair value hedges of brokered CD’s	Interest expense	$(775)	$10,115	$882	$(10,416)
Fair value hedges of corporate bonds	Interest revenue	970	(2,487)	(907)	2,163
		$195	$7,628	$(25)	$(8,253)

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Derivatives in Cash Flow Hedging Relationships (in thousands).

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2015	2014	Location	2015	2014	Location	2015	2014

Three Months Ended June 30,

Interest rate swaps	$-	$(3,547)	Interest expense	$(455)	$(573)	Interest expense	$-	$(50)

Six Months Ended June 30,

Interest rate swaps	$(471)	$(6,379)	Interest expense	$(880)	$(670)	Interest expense	$(7)	$(85)

Credit-Risk-Related Contingent Features

United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. As of June 30, 2015, collateral totaling $35.5 million was pledged toward derivatives in a liability position.

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

Note 11 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options, restricted stock and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan). As of June 30, 2015, 404,000 additional awards could be granted under the plan. Through June 30, 2015, incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards, base salary stock grants and performance share awards have been granted under the plan.

The following table shows stock option activity for the first six months of 2015.

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinisic Value ($000)

Outstanding at December 31, 2014	313,555	$93.40
Expired	(45,242)	108.61
Forfeited	(12,211)	103.12
Outstanding at June 30, 2015	256,102	90.25	2.9	$168

Exercisable at June 30, 2015	239,852	95.32	2.5	81

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The fair value of each option is estimated on the date of grant using the Black-Scholes model. No stock options were granted during the six months ended June 30, 2015 and 2014.

Most of United’s outstanding stock options were granted prior to the economic downturn during which time United’s stock price decreased sharply. The lower stock price has rendered most of United’s outstanding options severely out of the money and potentially worthless to the grantee. Therefore, historical exercise patterns do not provide a reasonable basis for determining the expected life of new option grants. United therefore uses the formula provided by the SEC in ASC Topic 718-10-S99 to determine the expected life of options.

United recognized $19,000 and $2,000, respectively, in compensation expense related to stock options during the six months ended June 30, 2015 and 2014. The amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. The forfeiture rate for new options issued is estimated to be approximately 3% per year. No options were exercised during the first six months of 2015 or 2014.

The table below presents restricted stock units activity for the first six months of 2015.

Restricted Stock Unit Awards	Shares	Weighted- Average Grant- Date Fair Value

Outstanding at December 31, 2014	829,201	$14.76
Granted	129,507	18.23
Vested	(140,102)	14.36
Cancelled	(53,545)	15.26
Outstanding at June 30, 2015	765,061	15.39

Vested at June 30, 2015	1,170	10.69

Compensation expense for restricted stock units is based on the fair value of restricted stock unit awards at the time of grant, which is equal to the value of United’s common stock on the date of grant. The value of restricted stock unit awards that are expected to vest is amortized into expense over the vesting period. For the six months ended June 30, 2015 and 2014, compensation expense of $2.11 million and $2.18 million, respectively, was recognized related to restricted stock unit awards. In addition, for the six months ended June 30, 2015 and 2014, $47,000 and $50,000, respectively, was recognized in other operating expense for restricted stock unit awards granted to members of United’s board of directors. The total intrinsic value of outstanding restricted stock unit awards was $16.0 million at June 30, 2015.

As of June 30, 2015, there was $8.95 million of unrecognized compensation cost related to non-vested stock options and restricted stock unit awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.51 years. The aggregate grant date fair value of options and restricted stock unit awards that vested during the six months ended June 30, 2015, was $1.95 million.

Note 12 – Common and Preferred Stock Issued / Common Stock Issuable

United sponsors a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from United. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. No shares were issued through the DRIP in the first six months of 2014 as the DRIP was suspended during that time. The DRIP was re-activated following United’s reinstatement of its quarterly dividend in the second quarter of 2014. In the six months ended June 30, 2015, 997 shares were issued through the DRIP.

United’s 401(k) Plan has routinely purchased shares of United’s common stock directly from United. Effective January 1, 2015, the 401(k) Plan discontinued offering shares of United’s common stock as an investment option. During the six months ended June 30, 2014, United’s 401(k) Plan purchased 14,171 shares directly from United at the average of the high and low stock prices on the transaction dates which increased capital by $245,000.

In addition, United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges. Effective January 1, 2015, the discount was increased to 10% on purchases made through the ESPP. During the first six months of 2015 and 2014, United issued 6,664 shares and 5,128 shares, respectively, through the ESPP.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

United offers its common stock as an investment option in its deferred compensation plan. United also allows for the deferral of restricted stock unit awards. The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable. The deferred compensation plan does not allow for diversification once an election is made to invest in United’s common stock and settlement must be accomplished in shares at the time the deferral period is completed. At June 30, 2015 and 2014, 413,014 and 314,039 shares of common stock, respectively, were issuable under the deferred compensation plan.

As discussed in Note 3, on May 1, 2015, the Company completed its previously announced acquisition of Moneytree. Upon completion of the acquisition, each share of preferred stock issued by MoneyTree as part of the SBLF program of the United States Department of Treasury (9,992 shares in the aggregate with a liquidation preference amount of $1,000 per share) was converted automatically into one substantially identical share of preferred stock of the Company with a liquidation preference amount of $1,000 per share, designated as the Company’s Non-Cumulative Perpetual Preferred Stock, Series H. The SBLF Preferred Shares have terms and conditions identical to those shares of preferred stock issued by MoneyTree to the Treasury.  United will pay noncumulative dividends quarterly.  The current dividend rate is 1.00% per annum through March 15, 2016.  Following this date, the dividend rate will increase to 9% per annum thereafter.

The SBLF Preferred Shares may be redeemed at any time at the option of United, subject to the approval of the appropriate federal banking agency.  All redemptions must be made at a per share redemption price equal to 100% of the liquidation preference, plus accrued and unpaid dividends as of the date of the redemption (“Redemption Date”) for the quarter that includes the Redemption Date, and a pro rata portion of any lending incentive fee.  All redemptions must be in amounts equal to at least 25% of the number of originally issued shares, or 100% of the then outstanding shares, if less than 25% of the number of originally issued shares.

In the first quarter of 2014, United redeemed all of its outstanding Series B and D preferred stock. The preferred stock was redeemed at par and did not result in any gain or loss. The redemptions were funded from a combination of dividends from United Community Bank and cash on hand.

Note 13 – Income Taxes

The income tax provision for the three and six months ended June 30, 2015 was $11.1 million and $21.5 million, respectively, which represents effective tax rates of 38.4% and 37.7%, respectively, for each period. The income tax provision for the three and six months ended June 30, 2014 was $9.63 million and $18.7 million, respectively, which represents effective tax rates of 37.0% for each period. At June 30, 2015, December 31, 2014 and June 30, 2014, United maintained a valuation allowance on its net deferred tax asset of $4.43 million, $4.12 million and $4.10 million, respectively. Management assesses the valuation allowance recorded against its net deferred tax asset at each reporting period. The determination of whether a valuation allowance for its net deferred tax asset is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

United evaluated the need for a valuation allowance at June 30, 2015. Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of its net deferred tax asset will be realized based upon future taxable income. The remaining valuation allowance of $4.43 million is related to specific state income tax credits that have short carryforward periods and are expected to expire unused.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management’s conclusion at June 30, 2015 that it was more likely than not that United’s net deferred tax asset of $196 million will be realized is based upon management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts that consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of its net deferred tax asset. Such an increase to the net deferred tax asset valuation allowance could have a material adverse effect on United’s financial condition and results of operations.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At June 30, 2015, December 31, 2014 and June 30, 2014, unrecognized income tax benefits totaled $4.38 million, $4.20 million and $4.69 million, respectively.

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

Although management has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2015, management had assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Additionally, in the review of the structured derivative inputs, it was determined that the broker quotes, used as a key valuation input, were not observable consistent with a level 2 disclosure. This resulted in United transferring those derivatives to Level 3 in the ASC 820 leveling disclosures as of December 31, 2014.

Servicing Rights for Government Guaranteed Loans

As United expanded its government guaranteed lending and subsequent loan sales activities, a servicing asset has been recognized (per ASC 860). This asset is recorded at fair value on recognition, and management has elected to carry this asset at fair value for subsequent reporting. Given the nature of the asset, the key valuation inputs are unobservable and management classifies this asset as Level 3.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2015, December 31, 2014 and June 30, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

June 30, 2015	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasuries	$127,901	$-	$-	$127,901
U.S. Government agencies	-	110,311	-	110,311
State and political subdivisions	-	30,764	-	30,764
Mortgage-backed securities	-	998,116	-	998,116
Corporate bonds	-	206,274	750	207,024
Asset-backed securities	-	466,332	-	466,332
Other	-	1,871	-	1,871
Deferred compensation plan assets	3,429	-	-	3,429
Servicing rights for government guaranteed loans	-	-	3,118	3,118
Derivative financial instruments	-	10,197	11,531	21,728
Total assets	$131,330	$1,823,865	$15,399	$1,970,594

Liabilities:
Deferred compensation plan liability	$3,429	$-	$-	$3,429
Derivative financial instruments	-	14,113	18,261	32,374
Total liabilities	$3,429	$14,113	$18,261	$35,803

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasuries	$105,709	$-	$-	$105,709
U.S. Government agencies	-	36,299	-	36,299
State and political subdivisions	-	20,233	-	20,233
Mortgage-backed securities	-	996,820	-	996,820
Corporate bonds	-	164,878	750	165,628
Asset-backed securities	-	455,928	-	455,928
Other	-	2,117	-	2,117
Deferred compensation plan assets	3,864	-	-	3,864
Servicing rights for government guaranteed loans		-	2,551	2,551
Derivative financial instruments	-	8,337	12,262	20,599
Total assets	$109,573	$1,684,612	$15,563	$1,809,748

Liabilities:
Deferred compensation plan liability	$3,864	$-	$-	$3,864
Derivative financial instruments	-	13,018	18,979	31,997
Total liabilities	$3,864	$13,018	$18,979	$35,861

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

June 30, 2014	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasuries	$-	$15,508	$-	$15,508
State and political subdivisions	-	21,815	-	21,815
Mortgage-backed securities	-	1,077,440	-	1,077,440
Corporate bonds	-	175,671	300	175,971
Asset-backed securities	-	448,323	-	448,323
Other	-	2,211	-	2,211
Deferred compensation plan assets	3,715	-	-	3,715
Derivative financial instruments	-	22,024	-	22,024
Total assets	$3,715	$1,762,992	$300	$1,767,007
Liabilities:
Deferred compensation plan liability	$3,715	$-	$-	$3,715
Brokered certificates of deposit	-	179,215	-	179,215
Derivative financial instruments	-	36,545	-	36,545
Total liabilities	$3,715	$215,760	$-	$219,475

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	2015				2014
	Derivative Asset	Derivative Liability	Servicing rights for government guaranteed loans	Securities Available-for- Sale	Securities Available-for- Sale
Three Months Ended June 30,
Balance at beginning of period	$8,117	$14,529	$2,717	$750	$350
Additions	-	-	442	-	-
Sales and settlements	-	-	-	-	(50)
Amounts included in earnings - fair value adjustments	3,414	3,732	(41)	-	-
Balance at end of period	$11,531	$18,261	$3,118	$750	$300

Six Months Ended June 30,
Balance at beginning of period	$12,262	$18,979	$2,551	$750	$350
Additions	-	-	632	-	-
Sales and settlements	-	-	-	-	(50)
Amounts included in earnings - fair value adjustments	(731)	(718)	(65)	-	-
Balance at end of period	$11,531	$18,261	$3,118	$750	$300

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis at June 30, 2015, December 31, 2014 and June 30, 2014 (in thousands).

	Fair Value					Weighted Average
Level 3 Assets	June 30, 2015	December 31, 2014	June 30, 2014	Valuation Technique	Unobservable Inputs	June 30, 2015	December 31, 2014

Servicing Rights for	$3,118	$2,551	$-	Discounted	Discount rate	11.0%	12.0%
Government				cash flow	Prepayment Rate	6.98%	6.70%
Guaranteed Loans

Corporate Bonds	750	750	300	Indicative bid	Multiple factors, including but not	N/A	N/A
				provided by a	limited to, current operations,
				broker	financial condition, cash flows, and
					recently executed financing
					transactions related to the company

Derivative assets	11,531	12,262	-	Dealer Priced	Dealer Priced	N/A	N/A

Derivative liabilities	18,261	18,979	-	Dealer Priced	Dealer Priced	N/A	N/A

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These assets are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of all assets that were still held as of June 30, 2015, December 31, 2014 and June 30, 2014, for which a nonrecurring fair value adjustment was recorded during the periods presented (in thousands).

June 30, 2015	Level 1	Level 2	Level 3	Total
Loans	$-	$-	$3,907	$3,907

December 31, 2014
Loans	$-	$-	$7,317	$7,317

June 30, 2014
Loans	$-	$-	$8,641	$8,641

Loans that are reported above as being measured at fair value on a nonrecurring basis are generally impaired loans that have either been partially charged off or have specific reserves assigned to them. Nonaccrual impaired loans that are collateral dependent are generally written down to 80% of appraised value which considers the estimated costs to sell. Specific reserves are established for impaired loans based on appraised value of collateral or discounted cash flows, although only those specific reserves based on the fair value of collateral are considered nonrecurring fair value adjustments. As discussed in Note 2, United retrospectively adopted ASU 2015-10 Technical Corrections and Improvements during second quarter 2015, which clarified the guidance for disclosure of nonrecurring fair value measurements and has been reflected in the disclosures presented in the table above.

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

The carrying amount and fair values for other financial instruments that are not measured at fair value on a recurring basis in United’s balance sheet at June 30, 2015, December 31, 2014, and June 30, 2014 are as follows (in thousands).

	Carrying	Fair Value Level
June 30, 2015	Amount	Level 1	Level 2	Level 3	Total
Assets:
Securities held to maturity	$379,757	$-	$388,066	$-	$388,066
Loans, net	5,103,388	-	-	5,083,619	5,083,619
Mortgage loans held for sale	22,003	-	22,312	-	22,312

Liabilities:
Deposits	6,807,943	-	6,808,029	-	6,808,029
Federal Home Loan Bank advances	385,125	-	385,121	-	385,121
Long-term debt	113,901	-	-	116,307	116,307

December 31, 2014
Assets:
Securities held to maturity	415,267	-	425,233	-	425,233
Loans, net	4,600,500	-	-	4,549,027	4,549,027
Mortgage loans held for sale	13,737	-	14,139	-	14,139

Liabilities:
Deposits	6,326,513	-	6,328,264	-	6,328,264
Federal Home Loan Bank advances	270,125	-	270,125	-	270,125
Long-term debt	129,865	-	-	132,814	132,814

June 30, 2014
Assets:
Securities held to maturity	448,752	-	458,864	-	458,864
Loans, net	4,337,037	-	-	4,275,708	4,275,708
Mortgage loans held for sale	14,918	-	15,157	-	15,157

Liabilities:
Deposits	6,163,545	-	6,152,839	-	6,152,839
Federal Home Loan Bank advances	175,125	-	175,125	-	175,125
Long-term debt	129,865	-	-	132,145	132,145

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

The following table summarizes, as of June 30, 2015, December 31, 2014 and June 30, 2014, the contractual amount of off-balance sheet instruments (in thousands).

	June 30, 2015	December 31, 2014	June 30, 2014
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,047,970	$878,160	$797,068
Letters of credit	21,726	19,861	20,682

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

Note 16 – Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets is summarized below (in thousands):

	June 30, 2015	December 31, 2014	June 30, 2014
Core deposit intangible	$36,872	$32,652	$32,652
Less: accumulated amortization	(31,209)	(30,520)	(29,921)
Total intangibles subject to amortization, net	5,663	2,132	2,731
Goodwill	14,527	1,509	-
Total goodwill and other intangible assets, net	$20,190	$3,641	$2,731

The following is a summary of changes in the carrying amounts of goodwill (in thousands):

	For the three months ended June 30,			For the six months ended June 30,
2015	Goodwill	Accumulated Impairment Losses	Goodwill, net of Accumulated Impairment Losses	Goodwill	Accumulated Impairment Losses	Goodwill, net of Accumulated Impairment Losses
Balance, beginning of period	$307,099	$(305,590)	$1,509	$307,099	$(305,590)	$1,509
Acquisition of MoneyTree	13,018	-	13,018	13,018	-	13,018
Balance, end of period	$320,117	$(305,590)	$14,527	$320,117	$(305,590)	$14,527

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The amortization expense for intangibles subject to amortization for the three and six months ended June 30, 2015 was $447,000 and $689,000, respectively, which was recognized in operating expenses. The amortization expense for intangibles subject to amortization for the three and six months ended June 30, 2014 was $362,000 and $749,000, respectively. The estimated aggregate amortization expense for future periods is as follows (in thousands):

Year
Remainder of 2015	$1,063
2016	1,919
2017	1,115
2018	695
2019	479
Thereafter	392
Total	$5,663

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

Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experiences may differ materially from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experiences to differ from those projected include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 as well as the following factors:

•	the condition of the general business and economic environment;
•	the results of our internal credit stress tests may not accurately predict the impact on our financial condition if the economy were to deteriorate;
•	our ability to maintain profitability;
•	our ability to fully realize the balance of our net deferred tax asset, including net operating loss carryforwards;
•	the risk that we may be required to increase the valuation allowance on our net deferred tax asset in future periods;
•	the condition of the banking system and financial markets;
•	our ability to raise capital;
•	our ability to maintain liquidity or access other sources of funding;
•	changes in the cost and availability of funding;
•	the success of the local economies in which we operate;
•	our lack of geographic diversification;
•	our concentrations of residential and commercial construction and development loans and commercial real estate loans are subject to unique risks that could adversely affect our earnings;
•	changes in prevailing interest rates may negatively affect our net income and the value of our assets and other interest rate risks;
•	our accounting and reporting policies;
•	if our allowance for loan losses is not sufficient to cover actual loan losses;
•	losses due to fraudulent and negligent conduct of our loan customers, third party service providers or employees;
•	risks related to our communications and information systems, including risks with respect to cybersecurity breaches;
•	our reliance on third parties to provide key components of our business infrastructure and services required to operate our business;
•	competition from financial institutions and other financial service providers;
•	risks with respect to our ability to successfully expand and complete acquisitions and integrate businesses and operations that are acquired;
•	if the conditions in the stock market, the public debt market and other capital markets deteriorate;
•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and related regulations;
•	changes in laws and regulations or failures to comply with such laws and regulations;
•	changes in regulatory capital and other requirements;
•	the costs and effects of litigation, examinations, investigations, or similar matters, or adverse facts and developments related thereto, including possible dilution;
•	regulatory or judicial proceedings, board resolutions, informal memorandums of understanding or formal enforcement actions imposed by regulators that may occur;
•	changes in tax laws, regulations and interpretations or challenges to our income tax provision; and
•	our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures.

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

United is a bank holding company registered with the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988. At June 30, 2015, United had total consolidated assets of $8.25 billion, total loans of $5.17 billion, total deposits of $6.81 billion, and shareholders’ equity of $827 million.

United conducts substantially all of its operations through its wholly-owned Georgia bank subsidiary, United Community Bank (the “Bank”), which as of June 30, 2015, operated at 114 locations throughout the Atlanta-Sandy Springs-Roswell, Georgia, Gainesville, Georgia and Greenville-Anderson-Mauldin, South Carolina metropolitan statistical areas, north and coastal Georgia, western North Carolina, and east Tennessee. Also, United has commercial loan offices in Nashville, Tennessee and Charlotte, North Carolina.

On May 1, 2015, United completed the acquisition of MoneyTree Corporation (“MoneyTree”) and its wholly-owned bank subsidiary First National Bank (“FNB”). MoneyTree’s results are included in United’s consolidated results beginning on the acquisition date. Also included in management’s discussion and analysis are certain non-GAAP (accounting principles generally accepted in the United States of America (“GAAP”)) performance measures. United’s management believes that non-GAAP performance measures are useful in analyzing United’s financial performance trends and therefore this section will refer to non-GAAP performance measures. A reconciliation of these non-GAAP performance measures to GAAP performance measures is included in the table on page 47.

United reported net income of $17.8 million for the second quarter of 2015. This compared to net income of $16.4 million for the second quarter of 2014. Diluted earnings per common share were $.28 for the second quarter of 2015, compared to diluted earnings per common share of $.27 for the second quarter of 2014.

For the six months ended June 30, 2015, United reported net income of $35.5 million. This compared to net income of $31.8 million for the first six months of 2014. Diluted earnings per common share were $.57 for the six months ended June 30, 2015, compared to diluted earnings per common share of $.52 for the six months ended June 30, 2014.

Taxable equivalent net interest revenue increased to $61.3 million for the second quarter of 2015, compared to $55.0 million for the same period of 2014, primarily due to loan growth combined with an increase in the net interest margin. Net interest margin increased to 3.30% for the three months ended June 30, 2015 from 3.21% for the same period in 2015. For the six months ended June 30, 2015, taxable equivalent net interest revenue was $119 million compared to $109 million for the same period of 2014, primarily due to the same reasons mentioned above. Net interest margin increased to 3.30% for the six months ended June 30, 2015 from 3.21% for the same period in 2015. In the second quarter of 2014, United executed a number of balance sheet management activities, including restructuring interest rate swaps, selling investment securities and repaying high cost wholesale borrowings with the intent of improving the net interest margin and increasing net interest revenue. These balance sheet management activities, along with strong loan growth over the last four quarters, had the desired effect of increasing net interest revenue and net interest margin which has held steady in the low 3.30% range since the second quarter 2014 restructuring activities.

United’s provision for credit losses was $900,000 for the second quarter of 2015, compared to $2.20 million for the same period in 2014. Net charge-offs for the second quarter of 2015 were $978,000, compared to $4.18 million for the second quarter of 2014. Strong recoveries of previously charged-off loans drove net charge-offs down in the second quarter of 2015. For the six months ended June 30, 2015, United’s provision for loan losses was $2.70 million, compared to $4.70 million for the same period of 2014. United’s credit quality indicators have shown improvement over the last four quarters leading to lower net charge offs and provisions for credit losses.

As of June 30, 2015, United’s allowance for loan losses was $70.1 million, or 1.36% of loans, compared to $71.6 million, or 1.53% of loans, at December 31, 2014 and $73.2 million, or 1.66% of loans, at June 30, 2014. In accordance with the accounting guidance for business combinations, there was no allowance for loan losses brought forward on loans acquired from MoneyTree, as credit deterioration was included in the determination of fair value at acquisition date. At June 30, 2015, United recorded no allowance for loan losses on loans acquired from FNB as there was no evidence of credit deterioration beyond that which was incorporated into the determination of fair value at acquisition date. Nonperforming assets of $21.2 million were .26% of total assets at June 30, 2015, the same level as December 31, 2014 and down from .32% as of June 30, 2014, due to ongoing improving credit conditions. During the second quarter of 2015, $6.55 million in loans were placed on nonaccrual compared with $9.53 million in the second quarter of 2014.

Fee revenue of $17.3 million for the second quarter of 2015 was up $3.12 million, or 22%, from the second quarter of 2014. The increase was partly due to $1.49 million in gains from the sales of government guaranteed loans in the second quarter of 2015, compared to $744,000 in the second quarter of 2014. United began selling the guaranteed portion of Small Business Administration (“SBA”) / United States Department of Agriculture (“USDA”) loans in the second quarter of 2014 as part of its emphasis on growing the government guaranteed lending business. Mortgage fees of $3.71 million for the second quarter of 2015 increased from $1.88 million in the second quarter of 2014. The increase was due to United’s emphasis on growing its mortgage business by recruiting lenders in metropolitan markets and a wave of refinancing activity in the second quarter of 2015. For the first six months of 2015, fee revenue of $32.9 million increased $6.63 million, or 25%, from the same period in 2014, primarily due to the same factors resulting in the quarterly increase.

For the second quarter of 2015, operating expenses of $48.4 million were up $7.89 million from the second quarter of 2014, partially due to the addition of FNB’s operating expenses since acquisition. Salaries and benefits expense increased $3.67 million from a year ago mostly due to the investment in additional staff and new teams to expand the specialized lending area as well as higher incentive compensation in connection with increased lending activities and improvement in earnings performance. In addition, merger-related charges of $3.17 million were expensed in second quarter 2015. For the six months ended June 30, 2015, operating expenses of $91.5 million were up $11.9 million from the same period, mainly due to the same factors that caused the quarterly increase. The increase also reflects first quarter 2015 charges of $690,000 to terminate and settle the loss sharing agreements with the Federal Deposit Insurance Corporation (the “FDIC”) related to United’s 2009 acquisition of Southern Community Bank and a $420,000 loss on a fraudulent home equity line of credit transaction that are reflected in other operating expense.

Recent Developments

Pending Acquisition of Palmetto Bancshares, Inc.

On April 22, 2015, United announced that it had reached a definitive agreement to acquire Palmetto Bancshares, Inc. (“Palmetto”) and its wholly-owned bank subsidiary The Palmetto Bank (the “Merger”). The Palmetto Bank is the third largest banking institution headquartered in South Carolina, with total assets of $1.2 billion, loans of $832 million and deposits of $967 million. It is a 108-year old community bank that serves Upstate South Carolina through 25 branch locations in nine counties along the Interstate 85 corridor. The Palmetto Bank will merge into, and operate under the brand of, United Community Bank.

Under the terms of the agreement, which has been unanimously approved by the Boards of Directors of both companies, Palmetto shareholders will have the right to receive $19.25 in cash or 0.97 shares of United common stock, or any combination thereof, for each share of Palmetto common stock. The cash and stock elections are subject to proration to ensure that 30% of the outstanding shares of Palmetto common stock will be exchanged for cash and 70% of the outstanding shares of Palmetto common stock will be exchanged for shares of United common stock in the Merger. Based on United’s ten-day average closing price of $21.21 per share as of July 31, 2015, the aggregate deal value of the Merger is approximately $262 million.

The Merger, which has received all regulatory approvals, is subject to the approval of the shareholders of Palmetto and other customary conditions. A special meeting of the shareholders of Palmetto will be held on August 12, 2015. The Merger is expected to close on September 1, 2015.

Senior Note Offering

On July 30, 2015, United announced a public offering of senior fixed to floating rate notes. Pursuant to such offering, United expects to issue $50 million aggregate principal amount of 5.00% Senior Fixed to Floating Rate Notes due February 14, 2022 (the “2022 Notes”) and $35 million aggregate principal amount of 5.50% Senior Fixed to Floating Rate Notes due February 14, 2027 (the “2027 Notes” and, together with the 2022 Notes, the “Notes”). We will pay interest on the 2022 Notes semi-annually on February 14 and August 14 of each year, with interest accruing from and including August 14, 2015 to but excluding August 14, 2020, at a fixed rate of 5.00% per year. From and including August 14, 2020 through the maturity date, we will pay interest on the 2022 Notes quarterly on February 14, May 14, August 14 and November 14 of each year at a floating rate equal to three-month LIBOR plus 381.4 basis points. We will pay interest on the 2027 Notes semi-annually on February 14 and August 14 of each year, with interest accruing from and including August 14, 2015 to but excluding August 14, 2025, at a fixed rate of 5.50% per year. From and including August 14, 2025 through the maturity date, we will pay interest on the 2027 Notes quarterly on February 14, May 14, August 14 and November 14 of each year at a floating rate equal to three-month LIBOR plus 371 basis points. We may elect to redeem the 2022 Notes, in whole or in part, on any interest payment date on or after August 14, 2020 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. We may elect to redeem the 2027 Notes, in whole or in part, on any interest payment date on or after August 14, 2025 at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest. We intend to use the net proceeds from the issuance of the Notes for the financing of the cash consideration payable by United in connection with the Merger and for general corporate purposes, which may include the potential repayment or redemption of trust preferred securities and other indebtedness and other acquisitions.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures, which are performance measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include, among others the following: taxable equivalent interest revenue, taxable equivalent net interest revenue, tangible book value per share, tangible equity to assets, tangible common equity to assets and tangible common equity to risk-weighted assets. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures is included in on the table on page 47.

Results of Operations

United reported net income of $17.8 million for the second quarter of 2015. This compared to net income of $16.4 million for the same period in 2014. For the second quarter of 2015, diluted earnings per common share were $.28 compared to $.27 for the second quarter of 2014. For the six months ended June 30, 2015, United reported net income of $35.5 million compared to net income of $31.8 million for the same period in 2014.

United reported net operating income of $20.0 million and $37.7 million, respectively, for the second quarter of 2015 and the first half of 2015, compared to $16.4 million and $31.3 million, respectively, for the same periods in 2014. Operating earnings exclude the effects of merger-related charges, which totaled $2.18 million net of tax.

Table 1 - Financial Highlights Selected Financial Information

							For the Six
	2015		2014			Second Quarter	Months Ended June 30,		YTD
(in thousands, except per share	Second	First	Fourth	Third	Second	2015-2014			2015-2014
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change	2015	2014	Change
INCOME SUMMARY
Interest revenue	$66,134	$62,909	$64,353	$63,338	$61,783		$129,043	$122,278
Interest expense	4,817	5,292	6,021	6,371	6,833		10,109	13,159
Net interest revenue	61,317	57,617	58,332	56,967	54,950	12%	118,934	109,119	9%
Provision for credit losses	900	1,800	1,800	2,000	2,200		2,700	4,700
Fee revenue	17,266	15,682	14,823	14,412	14,143	22	32,948	26,319	25
Total revenue	77,683	71,499	71,355	69,379	66,893	16	149,182	130,738	14
Expenses - operating (1)	45,247	43,061	41,919	41,364	40,532	12	88,308	79,582	11
Income before income tax expense - operating (1)	32,436	28,438	29,436	28,015	26,361	23	60,874	51,156	19
Income tax expense - operating (1)	12,447	10,768	11,189	10,399	10,004	24	23,215	19,399	20
Net income - operating (1)	19,989	17,670	18,247	17,616	16,357	22	37,659	31,757	19
Preferred dividends and discount accretion	17	-	-	-	-		17	439
Net income available to common shareholders - operating (1)	19,972	17,670	18,247	17,616	16,357	22	37,642	31,318	20
Merger-related charges, net of income tax benefit	2,176	-	-	-	-		2,176	-
Net income available to common shareholders - GAAP	$17,796	$17,670	$18,247	$17,616	$16,357	9	$35,466	$31,318	13

PERFORMANCE MEASURES
Per common share:
Diluted income - operating(1)	$.32	$.29	$.30	$.29	$.27	19	$.61	$.52	17
Diluted income - GAAP	.28	.29	.30	.29	.27	4	.57	.52	10
Cash dividends declared	.05	.05	.05	.03	.03		.10	.03
Book value	12.95	12.58	12.20	12.15	11.94	8	12.95	11.94	8
Tangible book value (3)	12.66	12.53	12.15	12.10	11.91	6	12.66	11.91	6
Key performance ratios:
Return on common equity - operating (1)(2)(4)	9.90%	9.34%	9.60%	9.41%	8.99%		9.63%	8.82%
Return on common equity - GAAP (2)(4)	8.83	9.34	9.60	9.41	8.99		9.08	8.82
Return on assets - operating (1)(4)	1.00	.94	.96	.95	.88		.97	.87
Return on assets - GAAP (4)	.89	.94	.96	.95	.88		.92	.87
Dividend payout ratio - operating (1)	15.63	17.24	16.67	10.34	11.11		16.39	5.77
Dividend payout ratio - GAAP	17.86	17.24	16.67	10.34	11.11		17.54	5.77
Net interest margin (4)	3.30	3.31	3.31	3.32	3.21		3.30	3.21
Efficiency ratio - operating(1)	57.59	59.15	57.47	57.96	58.65		58.34	58.85
Efficiency ratio - GAAP	61.63	59.15	57.47	57.96	58.65		60.44	58.85
Average equity to average assets	10.05	9.86	9.76	9.85	9.61		9.96	9.56
Average tangible equity to average assets (3)	9.91	9.82	9.72	9.83	9.58		9.87	9.54
Average tangible common equity to average assets (3)	9.83	9.82	9.72	9.83	9.58		9.83	9.40
Tangible common equity to risk-weighted assets (3)(5)	13.24	13.53	13.82	14.10	13.92		13.24	13.92
ASSET QUALITY
Nonperforming loans	$18,805	$19,015	$17,881	$18,745	$20,724	(9)	$18,805	$20,724
Foreclosed properties	2,356	1,158	1,726	3,146	2,969	(21)	2,356	2,969
Total nonperforming assets (NPAs)	21,161	20,173	19,607	21,891	23,693	(11)	21,161	23,693
Allowance for loan losses	70,129	70,007	71,619	71,928	73,248		70,129	73,248
Net charge-offs	978	2,562	2,509	3,155	4,175	(77)	3,540	8,214
Allowance for loan losses to loans	1.36%	1.46%	1.53%	1.57%	1.66%		1.36%	1.66%
Net charge-offs to average loans (4)	.08	.22	.22	.28	.38		.15	.38
NPAs to loans and foreclosed properties	.41	.42	.42	.48	.54		.41	.54
NPAs to total assets	.26	.26	.26	.29	.32		.26	.32
AVERAGE BALANCES ($ in millions)
Loans	$5,017	$4,725	$4,621	$4,446	$4,376	15	$4,872	$4,366	12
Investment securities	2,261	2,203	2,222	2,231	2,326	(3)	2,232	2,323	(4)
Earning assets	7,444	7,070	7,013	6,820	6,861	8	7,258	6,844	6
Total assets	8,017	7,617	7,565	7,374	7,418	8	7,818	7,401	6
Deposits	6,669	6,369	6,383	6,143	6,187	8	6,520	6,192	5
Shareholders’ equity	806	751	738	726	713	13	778	708	10
Common shares - basic (thousands)	62,549	60,905	60,830	60,776	60,712		61,730	60,386	2
Common shares - diluted (thousands)	62,553	60,909	60,833	60,779	60,714		61,734	60,388	2
AT PERIOD END ($ in millions)
Loans	$5,174	$4,788	$4,672	$4,569	$4,410	17	$5,174	$4,410	17
Investment securities	2,322	2,201	2,198	2,222	2,190	6	2,322	2,190	6
Total assets	8,246	7,664	7,567	7,526	7,352	12	8,246	7,352	12
Deposits	6,808	6,438	6,327	6,241	6,164	10	6,808	6,164	10
Shareholders’ equity	827	764	740	736	722	15	827	722	15
Common shares outstanding (thousands)	62,700	60,309	60,259	60,248	60,139		62,700	60,139

(1) Excludes merger-related charges.  (2)  Net income available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss).  (3)  Excludes effect of acquisition related intangibles and associated amortization.  (4)  Annualized.  (5) June 30 and March 31, 2015 calculated under Basel III rules, which became effective January 1, 2015.

Table 1 - Non-GAAP Performance Measures Reconciliation
Selected Financial Information

	2015		2014			For the Six Months Ended June 30,
(in thousands, except per share	Second	First	Fourth	Third	Second
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	2015	2014
Interest revenue reconciliation
Interest revenue - taxable equivalent	$66,134	$62,909	$64,353	$63,338	$61,783	$129,043	$122,278
Taxable equivalent adjustment	(326)	(375)	(398)	(405)	(377)	(701)	(734)
Interest revenue (GAAP)	$65,808	$62,534	$63,955	$62,933	$61,406	$128,342	$121,544

Net interest revenue reconciliation
Net interest revenue - taxable equivalent	$61,317	$57,617	$58,332	$56,967	$54,950	$118,934	$109,119
Taxable equivalent adjustment	(326)	(375)	(398)	(405)	(377)	(701)	(734)
Net interest revenue (GAAP)	$60,991	$57,242	$57,934	$56,562	$54,573	$118,233	$108,385

Total revenue reconciliation
Total operating revenue	$77,683	$71,499	$71,355	$69,379	$66,893	$149,182	$130,738
Taxable equivalent adjustment	(326)	(375)	(398)	(405)	(377)	(701)	(734)
Total revenue (GAAP)	$77,357	$71,124	$70,957	$68,974	$66,516	$148,481	$130,004

Expense reconciliation
Expenses - operating	$45,247	$43,061	$41,919	$41,364	$40,532	$88,308	$79,582
Merger-related charges	3,173	-	-	-	-	3,173	-
Expenses (GAAP)	$48,420	$43,061	$41,919	$41,364	$40,532	$91,481	$79,582

Income before taxes reconciliation
Income before taxes - operating	$32,436	$28,438	$29,436	$28,015	$26,361	$60,874	$51,156
Taxable equivalent adjustment	(326)	(375)	(398)	(405)	(377)	(701)	(734)
Merger-related charges	(3,173)	-	-	-	-	(3,173)	-
Income before taxes (GAAP)	$28,937	$28,063	$29,038	$27,610	$25,984	$57,000	$50,422

Income tax expense reconciliation
Income tax expense - operating	$12,447	$10,768	$11,189	$10,399	$10,004	$23,215	$19,399
Taxable equivalent adjustment	(326)	(375)	(398)	(405)	(377)	(701)	(734)
Merger-related charges, tax benefit	(997)	-	-	-	-	(997)	-
Income tax expense (GAAP)	$11,124	$10,393	$10,791	$9,994	$9,627	$21,517	$18,665

Net income reconciliation
Net income - operating	$19,989	$17,670	$18,247	$17,616	$16,357	$37,659	$31,757
Merger-related charges, net of income tax benefit	(2,176)	-	-	-	-	(2,176)	-
Net income (GAAP)	$17,813	$17,670	$18,247	$17,616	$16,357	$35,483	$31,757

Net income available to common shareholders reconciliation
Net income available to common shareholders - operating	$19,972	$17,670	$18,247	$17,616	$16,357	$37,642	$31,318
Merger-related charges, net of income tax benefit	(2,176)	-	-	-	-	(2,176)	-
Net income available to common shareholders (GAAP)	$17,796	$17,670	$18,247	$17,616	$16,357	$35,466	$31,318

Diluted income per common share reconciliation
Diluted income per common share - operating	$.32	$.29	$.30	$.29	$.27	$.61	$.52
Merger-related charges	(.04)	-	-	-	-	(.04)	-
Diluted income per common share (GAAP)	$.28	$.29	$.30	$.29	$.27	$.57	$.52

Book value per common share reconciliation
Tangible book value per common share	$12.66	$12.53	$12.15	$12.10	$11.91	$12.66	$11.91
Effect of goodwill and other intangibles	.29	.05	.05	.05	.03	.29	.03
Book value per common share (GAAP)	$12.95	$12.58	$12.20	$12.15	$11.94	$12.95	$11.94

Return on common equity reconciliation
Return on common equity - operating	9.90%	9.34%	9.60%	9.41%	8.99%	9.63%	8.82%
Merger-related charges	(1.07)	-	-	-	-	(.55)	-
Return on common equity (GAAP)	8.83%	9.34%	9.60%	9.41%	8.99%	9.08%	8.82%

Return on assets reconciliation
Return on assets - operating	1.00%	.94%	.96%	.95%	.88%	.97%	.87%
Merger-related charges	(.11)	-	-	-	-	(.05)	-
Return on assets (GAAP)	.89%	.94%	.96%	.95%	.88%	.92%	.87%

Dividend payout ratio reconciliation
Dividend payout ratio - operating	15.63%	17.24%	16.67%	10.34%	11.11%	16.39%	5.77%
Merger-related charges	2.23	-	-	-	-	1.15	-
Dividend payout ratio (GAAP)	17.86%	17.24%	16.67%	10.34%	11.11%	17.54%	5.77%

Efficiency ratio reconciliation
Efficiency ratio - operating	57.59%	59.15%	57.47%	57.96%	58.65%	58.34%	58.85%
Merger-related charges	4.04	-	-	-	-	2.10	-
Efficiency ratio (GAAP)	61.63%	59.15%	57.47%	57.96%	58.65%	60.44%	58.85%

Average equity to assets reconciliation
Tangible common equity to assets	9.83%	9.82%	9.72%	9.83%	9.58%	9.83%	9.40%
Effect of preferred equity	.08	-	-	-	-	.04	.14
Tangible equity to assets	9.91	9.82	9.72	9.83	9.58	9.87	9.54
Effect of goodwill and other intangibles	.14	.04	.04	.02	.03	.09	.02
Equity to assets (GAAP)	10.05%	9.86%	9.76%	9.85%	9.61%	9.96%	9.56%

Tangible common equity to risk-weighted assets reconciliation (1)
Tangible common equity to risk-weighted assets	13.24%	13.53%	13.82%	14.10%	13.92%	13.24%	13.92%
Effect of other comprehensive income	.28	.19	.35	.34	.53	.28	.53
Effect of deferred tax limitation	(2.46)	(2.86)	(3.11)	(3.39)	(3.74)	(2.46)	(3.74)
Effect of trust preferred	.63	.67	1.00	1.02	1.04	.63	1.04
Effect of preferred equity	.17	-	-	-	-	.17	-
Tier I capital ratio (Regulatory)	11.86%	11.53%	12.06%	12.07%	11.75%	11.86%	11.75%

(1) June 30 and March 31, 2015 calculated under Basel III rules, which became effective January 1, 2015.

Net Interest Revenue (Taxable Equivalent)

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. United actively manages the balance sheet to provide optimal levels of revenue while balancing interest rate, credit and liquidity risks. Taxable equivalent net interest revenue for the second quarter of 2015 was $61.3 million, up $6.37 million from the second quarter of 2014. The combination of growth in the loan portfolio, a higher yield on the securities portfolio and lower interest costs on deposits and borrowed funds were responsible for the increase in net interest revenue. United continues to focus on loan and deposit pricing in an effort to maintain a steady level of net interest revenue. The acquisition of MoneyTree on May 1, 2015 also contributed to the increase as MoneyTree’s results are included in consolidated results beginning on the acquisition date.

While average loans increased $641 million, or 15%, from the second quarter of last year, the yield on loans decreased 20 basis points, reflecting the continuing effect of the low interest rate environment and pricing competition for a limited number of quality lending opportunities.

Average interest-earning assets for the second quarter of 2015 increased $584 million, or 9%, from the second quarter of 2014, which was due primarily to the increase in loans, including the acquisition of MoneyTree loans, offset by a decrease in the securities portfolio. Average investment securities for the second quarter of 2015 decreased $64.8 million from a year ago as United’s earning asset mix shifted to loans. The average yield on the investment portfolio increased 4 basis points from a year ago, mostly due to changes in the asset mix resulting from portfolio restructuring activities executed in the second quarter of 2014.

During the second quarter of 2014, United sold approximately $237 million in securities which were mostly low-yielding variable-rate collateralized mortgage obligations (“CMOs”) and fixed rate corporate bonds that had been swapped to a floating rate. Improvement in the credit spreads on corporate bonds allowed United to sell the securities at an attractive gain that was used to repay $44 million in structured repurchase agreements that were paying a 4% interest rate. About $120 million of the proceeds from the sales of securities were reinvested in fixed rate mortgage-backed securities and higher yielding floating rate collateralized loan obligations to offset the impact of the decrease in interest revenue on the sold securities. These actions in the second quarter of 2014, along with strong loan growth in the four quarters that followed, were primarily responsible for increasing net interest revenue and improving the net interest margin, which has held steady in the low 3.30% range since the time of the restructuring.

Also in the second quarter of 2014, as a result of improvement in the interest sensitivity position, United effectively terminated $300 million notional in pay fixed forward starting swaps that were serving as cash flow hedges of LIBOR based wholesale borrowings and indexed money market deposits. The swaps were entered into in 2012 in anticipation of rising interest rates and had forward start dates that took effect in the first and second quarters of 2014. Changes in United’s balance sheet since that time made the hedges no longer necessary to achieve its desired interest sensitivity position. The termination of the cash flow hedges in the second quarter of 2014 lowered United’s deposit and wholesale borrowings costs and also contributed to the increase in net interest revenue and improvement in the net interest margin. In the fourth quarter of 2014 and first quarter of 2015, United terminated the remaining $100 million and $175 million notional, respectively, in pay fixed cash flow hedges that were serving as cash flow hedges of LIBOR based money market deposits.

The above noted securities transactions increased the overall yield in the investment portfolio. The higher investment securities yields and the shift in composition of interest earning assets resulting from loan growth softened the impact of the 20 basis point decrease in the average loan yield on net interest revenue. Also, the decrease in the yield on interest-earning assets for the second quarter of 2015 compared with the second quarter of 2014 was held to only five basis points. The yield on other interest-earning assets decreased 50 basis points and the average balance increased $7.23 million from the second quarter of 2014. United utilizes reverse repurchase agreements, including collateral swap transactions, where the company enters into a repurchase agreement and reverse repurchase agreement simultaneously with the same counterparty subject to a master netting agreement. In these transactions, the offsetting balances are netted on the balance sheet.

Average interest-bearing liabilities of $5.34 billion for the second quarter of 2015 increased $236 million from the second quarter of 2014. Average noninterest bearing deposits increased $305 million from the second quarter of 2014 to $1.78 billion for the second quarter of 2015. The average cost of interest-bearing liabilities for the second quarter of 2015 was .36% compared to .54% for the same period of 2014, reflecting United’s concerted efforts to reduce its cost of funds. During the second quarter of 2014, in conjunction with balance sheet restructuring activities, United prepaid approximately $44 million in other borrowings that were costing approximately 4%. In the first quarter of 2015, United repaid the remaining balance of $6 million. Late in the first quarter of 2015, United redeemed $15 million in trust preferred securities with an average rate exceeding 11%. Also contributing to the overall lower rate on interest-bearing liabilities was a shift in the mix of deposits away from more expensive time deposits toward lower-rate transaction deposits.

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

For the second quarters of 2015 and 2014, the net interest spread was 3.20% and 3.07%, respectively, while the net interest margin was 3.30% and 3.21%, respectively. The increase in both ratios reflects the impact of the second quarter 2014 balance sheet management activities described above as well as growth in the loan portfolio.

For the first six months of 2015, net interest revenue was $119 million, an increase of $9.82 million, or 9%, from the first six months of 2014. Average earning assets increased $414 million, or 6%, during the first six months of 2015, compared to the same period a year ago. The yield on earning assets decreased 2 basis points from 3.60% for the six months ended June 30, 2014, to 3.58% for the six months ended June 30, 2015, due to declining loan yields. The lower loan portfolio yield reflects competitive pricing pressure on new and renewed loans. Investment yields increased 12 basis points for the first six months of 2015 compared to the first six months of 2014, which helped offset some of the decrease on loan yields. The rate on interest bearing liabilities over the same period decreased 13 basis points. The lower yield on interest earning assets was more than offset by the reduction in rates paid on interest bearing liabilities, resulting in the net interest margin increasing 9 basis points from the six months ended June 30, 2014 to the six months ended June 30, 2015.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 2015 and 2014.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis

For the Three Months Ended June 30,

	2015			2014
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$5,017,306	$53,081	4.24%	$4,376,174	$48,435	4.44%
Taxable securities (3)	2,235,561	11,856	2.12	2,306,457	11,972	2.08
Tax-exempt securities (1)(3)	25,685	296	4.61	19,592	316	6.45
Federal funds sold and other interest-earning assets	165,643	901	2.18	158,418	1,060	2.68
Total interest-earning assets	7,444,195	66,134	3.56	6,860,641	61,783	3.61
Non-interest-earning assets:
Allowance for loan losses	(71,006)			(76,843)
Cash and due from banks	77,124			63,853
Premises and equipment	167,926			161,443
Other assets (3)	398,356			408,768
Total assets	$8,016,595			$7,417,862
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,419,142	348	.10	$1,356,141	411	.12
Money market	1,607,665	806	.20	1,361,045	757	.22
Savings	335,093	26	.03	275,540	21	.03
Time less than $100,000	774,193	791	.41	818,048	933	.46
Time greater than $100,000	474,905	482	.41	563,489	865	.62
Brokered time deposits	276,073	(378)	(.55)	334,919	220	.26
Total interest-bearing deposits	4,887,071	2,075	.17	4,709,182	3,207	.27
Federal funds purchased and other borrowings	47,698	82	.69	108,311	908	3.36
Federal Home Loan Bank advances	289,707	454	.63	154,795	80	.21
Long-term debt	113,901	2,206	7.77	129,865	2,638	8.15
Total borrowed funds	451,306	2,742	2.44	392,971	3,626	3.70
Total interest-bearing liabilities	5,338,377	4,817	.36	5,102,153	6,833	.54
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,782,405			1,477,849
Other liabilities	90,091			125,173
Total liabilities	7,210,873			6,705,175
Shareholders' equity	805,722			712,687
Total liabilities and shareholders’ equity	$8,016,595			$7,417,862
Net interest revenue		$61,317			$54,950
Net interest-rate spread			3.20%			3.07%

Net interest margin (4)			3.30%			3.21%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.
(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $18.9 million in 2015 and pretax unrealized gains of $1.86 million in 2014 are included in other assets for purposes of this presentation.
(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 2015 and 2014.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis

For the Six Months Ended June 30,

		2015			2014
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$4,872,112	$102,946	4.26%	$4,365,930	$96,303	4.45%
Taxable securities (3)	2,211,293	23,756	2.15	2,303,404	23,391	2.03
Tax-exempt securities (1)(3)	20,987	555	5.29	19,881	624	6.28
Federal funds sold and other interest-earning assets	153,597	1,786	2.33	154,651	1,960	2.53
Total interest-earning assets	7,257,989	129,043	3.58	6,843,866	122,278	3.60
Non-interest-earning assets:
Allowance for loan losses	(71,596)			(77,165)
Cash and due from banks	78,069			62,958
Premises and equipment	163,737			162,112
Other assets (3)	389,874			409,466
Total assets	$7,818,073			$7,401,237

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,447,370	742	.10	$1,385,964	851	.12
Money market	1,537,678	1,479	.19	1,368,975	1,320	.19
Savings	317,814	46	.03	267,588	41	.03
Time less than $100,000	755,826	1,515	.40	847,707	1,946	.46
Time greater than $100,000	484,624	1,146	.48	570,799	1,783	.63
Brokered time deposits	274,708	(657)	(.48)	311,579	60	.04
Total interest-bearing deposits	4,818,020	4,271	.18	4,752,612	6,001	.25

Federal funds purchased and other borrowings	41,953	180	.87	110,436	1,748	3.19
Federal Home Loan Bank advances	264,584	846	.64	140,014	138	.20
Long-term debt	120,782	4,812	8.03	129,865	5,272	8.19
Total borrowed funds	427,319	5,838	2.76	380,315	7,158	3.80

Total interest-bearing liabilities	5,245,339	10,109	.39	5,132,927	13,159	.52
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,702,140			1,439,447
Other liabilities	92,138			120,943
Total liabilities	7,039,617			6,693,317
Shareholders’ equity	778,456			707,920
Total liabilities and shareholders’ equity	$7,818,073			$7,401,237

Net interest revenue		$118,934			$109,119
Net interest-rate spread			3.19%			3.08%

Net interest margin (4)			3.30%			3.21%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $14.8 million in 2015 and pretax unrealized losses of $1.37 million in 2014 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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

Table 4 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis

 (in thousands)

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	Compared to 2014			Compared to 2014
	Increase (decrease)			Increase (decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$6,855	$(2,209)	$4,646	$10,821	$(4,178)	$6,643
Taxable securities	(373)	257	(116)	(958)	1,323	365
Tax-exempt securities	84	(104)	(20)	33	(102)	(69)
Federal funds sold and other interest-earning assets	47	(206)	(159)	(13)	(161)	(174)
Total interest-earning assets	6,613	(2,262)	4,351	9,883	(3,118)	6,765

Interest-bearing liabilities:
NOW accounts	18	(81)	(63)	36	(145)	(109)
Money market accounts	128	(79)	49	162	(3)	159
Savings deposits	5	-	5	7	(2)	5
Time deposits less than $100,000	(48)	(94)	(142)	(199)	(232)	(431)
Time deposits greater than $100,000	(121)	(262)	(383)	(244)	(393)	(637)
Brokered deposits	(32)	(566)	(598)	(6)	(711)	(717)
Total interest-bearing deposits	(50)	(1,082)	(1,132)	(244)	(1,486)	(1,730)
Federal funds purchased & other borrowings	(341)	(485)	(826)	(721)	(847)	(1,568)
Federal Home Loan Bank advances	112	262	374	201	507	708
Long-term debt	(313)	(119)	(432)	(363)	(97)	(460)
Total borrowed funds	(542)	(342)	(884)	(883)	(437)	(1,320)
Total interest-bearing liabilities	(592)	(1,424)	(2,016)	(1,127)	(1,923)	(3,050)

Increase in net interest revenue	$7,205	$(838)	$6,367	$11,010	$(1,195)	$9,815

Provision for Credit Losses

The provision for credit losses is based on management’s evaluation of probable incurred losses in the loan portfolio and corresponding analysis of the allowance for credit losses at quarter-end.  The provision for credit losses was $900,000 and $2.70 million, respectively, for the second quarter and first six months of 2015, compared to $2.20 million and $4.70 million, respectively, for the same periods in 2014.  The amount of provision recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, sufficient to cover incurred losses in the loan portfolio.  The second quarter and first six months of 2015 loan loss provisions were lower than those for the comparable periods in 2014 due to overall improvement in the portfolio credit quality.  For the three and six months ended June 30, 2015, net loan charge-offs as an annualized percentage of average outstanding loans were .08% and ..15%, respectively, compared to .38% and .38%, respectively, for the same periods in 2014.

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

Fee Revenue

Fee revenue for the three and six months ended June 30, 2015 was $17.3 million and $32.9 million, respectively, an increase of $3.12 million, or 22%, compared to the second quarter of 2014, and an increase of $6.63 million, or 25%, from the year-to-date period of 2014.  The following table presents the components of fee revenue for the second quarters and first six months of 2015 and 2014.

Table 5 - Fee Revenue

(in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent

Overdraft fees	$2,730	$2,944	$(214)	(7)	$5,328	$5,864	$(536)	(9)
ATM and debit card fees	4,220	3,976	244	6	7,858	7,507	351	5
Other service charges and fees	1,425	1,607	(182)	(11)	2,804	3,054	(250)	(8)
Service charges and fees	8,375	8,527	(152)	(2)	15,990	16,425	(435)	(3)
Mortgage loan and related fees	3,707	1,877	1,830	97	6,462	3,231	3,231	100
Brokerage fees	1,232	1,245	(13)	(1)	2,783	2,422	361	15
Gains on sales of government guaranteed loans	1,494	744	750	101	2,635	744	1,891	254
Customer derivatives	533	414	119	29	896	471	425	90
Securities gains, net	13	4,435	(4,422)		1,552	4,652	(3,100)	(67)
Losses from prepayment of debt	-	(4,446)	4,446		(1,038)	(4,446)	3,408	(77)
Other	1,912	1,347	565	42	3,668	2,820	848	30
Total fee revenue	$17,266	$14,143	$3,123	22	$32,948	$26,319	$6,629	25

Overdraft fees of $2.73 million for the second quarter of 2015 were down $214,000, or 7%, from the second quarter of 2014.  For the first six months of 2015, overdraft fees of $5.33 million were down $536,000, or 9%, from the same period in 2014. Overdraft fees continue to decline as customer utilization of our courtesy overdraft services decreases. ATM and debit card fees of $4.22 million in second quarter of 2015 and $7.86 million in the first half of 2015 increased from the comparable periods in 2014 due to volume.

Mortgage loans and related fees for the second quarter and first six months of 2015 were up $1.83 million, or 97%, and $3.23 million, or 100%, respectively, from the same periods in 2014.  The increase reflects United’s focus on growing the mortgage business by recruiting new mortgage lenders in key metropolitan markets and an increase in refinancing activity.  In the second quarter of 2015, United closed 665 loans totaling $128 million compared with 421 loans totaling $68.5 million in the second quarter of 2014.  Year-to-date mortgage production in 2015 amounted to 1,138 loans totaling $216 million, compared to 710 loans totaling $115 million for the same period in 2014. United had $69 million and $111 million, respectively, in home purchase mortgage originations in the second quarter and first six months of 2015, compared with $45.7 million and $75.9 million, respectively, for the same periods a year ago. The volume of new purchase money mortgages in the second quarter was 54% compared with 68% in the second quarter of 2014.

Brokerage fees were approximately equal to the second quarter of 2014 and increased $361,000, or 15%, compared to the first six months of 2014.  The year-to-date increase reflects United’s continuing efforts to grow this line of business.

In the second quarter and first six months of 2015, United realized $1.49 million and $2.64 million, respectively, in gains from the sales of the guaranteed portion of SBA and USDA loans.  United has been actively growing its government guaranteed lending business with the hiring of new leadership and lenders who specialize in government guaranteed loan programs such as SBA and USDA loans.  United’s SBA/USDA lending strategy includes selling a portion of the loan production each quarter.  United began selling the guaranteed portion of loans in the second quarter of 2014.  United retains the servicing rights on the sold loans and earns a fee for servicing the loans.  In the second quarter and first six months of 2015, United sold the guaranteed portion of loans in the amount of $14.7 million and $27.7 million, respectively, at prices ranging from 105% to 119% of par.

Customer derivative fees were up $119,000 from the second quarter of 2014 and $425,000 from the first six months of 2014 due to an increase in customer demand for this product as commercial customers sought to lock in low fixed rates on their loans.

United realized net securities gains of $13,000 in the second quarter of 2015 compared with securities gains of $4.44 million in the second quarter of 2014.  For the first six months of 2015 and 2014, net securities gains totaled $1.55 million and $4.65 million, respectively.  In the first six months of 2015, United also incurred $1.04 million in charges from the prepayment of $6 million in structured repurchase agreements that paid interest at a rate of 4% and $15 million in trust preferred securities that paid interest at an average rate in excess of 11%.  The securities gains and prepayment charges in 2015 were mostly offsetting and were part of the same overall balance sheet management activities that were intended to lower the overall cost of wholesale borrowings going forward.  Management expects annual interest savings of approximately $1.9 million from the repayment of the borrowings.

Other fee revenue of $1.91 million for the second quarter of 2015 was up $565,000, or 42%, from the second quarter of 2014, partially due to volume driven increases in income from bank owned life insurance and merchant services.  For the first six months of 2015,  other fee revenue of $3.67 million was up $848,000, or 30%, from the same period in 2014, primarily due to an incentive payment from United’s merchant services vendor, combined with the same factors mentioned for the quarterly increase.

Operating Expenses

The following table presents the components of operating expenses for the three and six months ended June 30, 2015 and 2014.

Table 6 - Operating Expenses

(in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent

Salaries and employee benefits	$27,961	$24,287	$3,674	15	$54,407	$48,683	$5,724	12
Communications and equipment	3,304	3,037	267	9	6,575	6,276	299	5
Occupancy	3,415	3,262	153	5	6,693	6,640	53	1
Advertising and public relations	1,127	1,139	(12)	(1)	1,877	1,765	112	6
Postage, printing and supplies	993	804	189	24	1,931	1,580	351	22
Professional fees	2,257	2,172	85	4	4,176	3,599	577	16
FDIC assessments and other regulatory charges	1,298	1,425	(127)	(9)	2,507	2,778	(271)	(10)
Amortization of intangibles	447	361	86	24	689	748	(59)	(8)
Merger-related changes	3,173	-	3,173	100	3,173	-	3,173	100
Other	4,445	4,045	400	10	9,453	7,513	1,940	26
Total operating expenses	$48,420	$40,532	$7,888	19	$91,481	$79,582	$11,899	15

Operating expenses for the second quarter of 2015 totaled $48.4 million, up $7.89 million, or 19%, from the second quarter of 2014.  The increase mostly reflects higher salaries and employee benefits expense resulting from investing in specialized lending areas and other strategic hiring and merger-related charges related to the acquisition of MoneyTree. For the six months ended June 30, 2015, operating expenses totaled $91.5 million, an increase of $11.9 million, or 15%, from the same period in 2014, primarily due to higher salaries and employee benefits expense resulting from investing in specialized lending areas and other strategic hiring, merger-related charges, charges to terminate and settle the loss sharing agreements with the FDIC related to United’s 2009 acquisition of Southern Community Bank and a loss on a fraudulent home equity line of credit transaction.

Salaries and employee benefits for the second quarter of 2015 were $28.0 million, up $3.67 million, or 15%, from the second quarter of 2014.  The increase was due to a number of factors including investments in additional staff and new teams to expand specialized lending and new talent in other key areas, additional staff resulting from the MoneyTree acquisition, higher incentives due to increased loan production and obtaining higher earnings performance targets.  For the first six months of 2015, salaries and employee benefits of $54.4 million were up $5.72 million, or 12%, from the first six months of 2014.  Headcount totaled 1,644 at June 30, 2015, up 141 from 1,503 at June 30, 2014, with 77 coming from the MoneyTree acquisition.

Professional fees for the second quarter of 2015 of $2.26 million were up $85,000, or 4%, from the second quarter of 2014.  For the six months ended June 30, 2015, professional fees of $4.18 million, were up $577,000, or 16%. The increase was due primarily to higher legal and consulting fees relating to projects that are in process.

Merger-related charges of $3.17 million related to the MoneyTree acquisition and consisted primarily of severance, conversion costs, and legal and professional fees.

Other expense of $4.45 million for the second quarter of 2015 increased $400,000, or 10%, from the second quarter of 2014.  Year-to-date, other expense of $9.45 million increased $1.94 million, or 26%, from the first six months of 2014.  The increase from the second quarter of 2014 is due to higher lending support costs due to increased lending activity. The increase from the first six months of 2014 is mostly due to a $690,000 charge to terminate and settle the loss sharing agreements with the FDIC related to United’s 2009 acquisition of Southern Community Bank and a $420,000 loss on a fraudulent home equity line of credit transaction.  As a result of the termination of the loss sharing agreements with the FDIC, United will no longer be required to share 95% of recoveries of previously charged off loans with the FDIC.  In addition to the unusual first quarter charges, other expense in the first six months of 2015 was elevated due to higher travel and entertainment costs and lending support costs associated with the increase in lending activity.

Income Taxes

The income tax provision for the second quarter and first six months of 2015 was $11.1 million and $21.5 million, respectively, as compared with $9.63 million and $18.7 million, respectively, for the same periods in 2014. The income tax provision represents an effective tax rate of 38.4% and 37.7%, respectively, for each period of 2015 and 37.0% for each period of 2014.  At June 30, 2015, December 31, 2014 and June 30, 2014, United maintained a valuation allowance on its net deferred tax asset of $4.43 million, $4.12 million and $4.10 million, respectively.  Management assesses the valuation allowance recorded against its net deferred tax asset at each reporting period.  The determination of whether a valuation allowance for its net deferred tax asset is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

United evaluated the need for a valuation allowance at June 30, 2015.  Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of its net deferred tax asset will be realized based upon future taxable income.  The remaining valuation allowance of $4.43 million is related to specific state income tax credits that have short carryforward periods and are expected to expire unused.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence.  Management’s conclusion at June 30, 2015 that it was more likely than not that United’s net deferred tax asset of $196 million will be realized is based upon management’s estimate of future taxable income.  Management’s estimate of future taxable income is based on internal forecasts that consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment.  If actual results differ significantly from the current estimates of future taxable income, the valuation allowance may need to be increased for some or all of its net deferred tax asset.  Such an increase to the net deferred tax asset valuation allowance could have a material adverse effect on United’s financial condition and results of operations.

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

Balance Sheet Review

Total assets at June 30, 2015, December 31, 2014 and June 30, 2014 were $8.25 billion, $7.57 billion and $7.35 billion, respectively.  Average total assets for the second quarter of 2015 were $8.02 billion, up from $7.42 billion in the second quarter of 2014.

The following table presents a summary of the loan portfolio.

Table 7 - Loans Outstanding
(in thousands)
	June 30,	December 31,	June 30,
	2015	2014	2014
By Loan Type
Owner occupied commercial real estate	$1,265,783	$1,163,480	$1,163,327
Income producing commercial real estate	688,768	598,537	598,318
Commercial & industrial	792,791	710,256	554,089
Commercial construction	237,820	196,030	159,755
Total commercial	2,985,162	2,668,303	2,475,489
Residential mortgage	935,646	865,789	860,525
Home equity lines of credit	490,753	465,872	451,435
Residential construction	298,920	298,627	301,737
Consumer installment	105,931	104,899	105,160
Indirect auto	357,105	268,629	215,939
Total loans	$5,173,517	$4,672,119	$4,410,285

As a percentage of total loans:
Owner occupied commercial real estate	24%	25%	26%
Income producing commercial real estate	13	13	14
Commercial & industrial	15	15	13
Commercial construction	5	4	4
Total commercial	57	57	57
Residential mortgage	18	19	19
Home equity lines of credit	10	10	10
Residential construction	6	6	7
Consumer installment	2	2	2
Indirect auto	7	6	5
Total	100%	100%	100%

By Geographic Location
North Georgia	$1,154,558	$1,163,479	$1,174,998
Atlanta MSA	1,316,832	1,281,753	1,305,401
North Carolina	533,384	552,766	555,273
Coastal Georgia	499,079	455,709	426,393
Gainesville MSA	257,274	257,449	257,021
East Tennessee	524,602	280,312	269,564
South Carolina / Specialized Lending	530,683	412,022	205,696
Other (Indirect Auto)	357,105	268,629	215,939
Total loans	$5,173,517	$4,672,119	$4,410,285

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, South Carolina and Tennessee, including customers who have a seasonal residence in United’s market areas.  More than 76% of the loans are secured by real estate.  In 2014, loan growth began to return to pre-crisis levels reflecting United’s specialized lending initiatives which resulted in increases in commercial lending.  Consumer installment loans also increased due to purchases of indirect auto loans.  Total loans averaged $5.02 billion in the second quarter of 2015, compared with $4.38 billion in the second quarter of 2014, an increase of 15%.  At June 30, 2015, total loans were $5.17 billion, an increase of $763 million, or 17%, from June 30, 2014.

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

United’s home equity lines generally require the payment of interest only for a set period after origination.  After this initial period, the outstanding balance begins amortizing and requires the payment of both principal and interest.  At June 30, 2015, December 31, 2014 and June 30, 2014, the funded portion of home equity lines totaled $491 million, $466 million and $451 million, respectively.  Approximately 3% of the home equity lines at June 30, 2015 were amortizing.  Of the $491 million in balances outstanding at June 30, 2015, $308 million, or 63%, were secured by first liens.  At June 30, 2015, 61% of the total available home equity lines were drawn upon.

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

The table below presents performing substandard loans for the last five quarters.

Table 8 - Performing Substandard Loans
(in thousands)
	June 30,	March 31,	December 31,	September 30,	June 30,
	2015	2015	2014	2014	2014
By Category
Owner occupied commercial real estate	$39,618	$43,887	$46,401	$49,857	$48,222
Income producing commercial real estate	18,775	19,881	20,560	22,215	24,633
Commercial & industrial	6,394	6,704	7,863	7,498	5,647
Commercial construction	3,255	3,528	3,566	3,847	4,406
Total commercial	68,042	74,000	78,390	83,417	82,908
Residential mortgage	30,579	30,382	31,831	42,981	41,856
Home equity	5,591	5,734	5,296	8,073	7,562
Residential construction	9,686	9,504	10,920	11,755	12,872
Consumer installment	842	1,301	1,382	2,062	1,776
Indirect auto	961	796	574	684	562
Total	$115,701	$121,717	$128,393	$148,972	$147,536

By Market
North Georgia	$51,938	$52,652	$55,821	$66,780	$66,709
Atlanta MSA	32,003	32,281	31,596	34,699	32,975
North Carolina	15,514	13,871	16,479	18,465	19,619
Coastal Georgia	5,886	14,355	15,642	17,368	17,427
Gainesville MSA	897	1,009	1,109	2,016	2,832
East Tennessee	7,688	5,936	5,933	7,643	7,412
South Carolina / Specialized Lending	814	817	1,239	1,317	-
Indirect auto	961	796	574	684	562
Total loans	$115,701	$121,717	$128,393	$148,972	$147,536

At June 30, 2015, performing substandard loans totaled $116 million and decreased $6.02 million from the prior quarter-end, and decreased $31.8 million from a year ago.  Performing substandard loans have been on a downward trend as credit conditions have continued to improve and problem credits are resolved.

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

The following table presents a summary of the changes in the allowance for credit losses for the three and six months ended June 30, 2015 and 2014.

Table 9 - Allowance for Credit Losses
(in thousands)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Allowance for loan losses at beginning of period	$70,007	$75,223	$71,619	$76,762
Charge-offs:
Owner occupied commercial real estate	363	918	731	1,284
Income producing commercial real estate	74	632	322	837
Commercial & industrial	162	1,012	631	1,975
Commercial construction	147	131	169	132
Residential mortgage	1,109	2,800	1,687	4,381
Home equity lines of credit	348	624	421	1,627
Residential construction	499	1,946	1,639	2,251
Consumer installment	349	455	675	1,131
Indirect auto	130	89	258	166
Total loans charged-off	3,181	8,607	6,533	13,784
Recoveries:
Owner occupied commercial real estate	78	2,753	89	2,843
Income producing commercial real estate	350	197	357	197
Commercial & industrial	789	350	917	891
Commercial construction	51	-	51	-
Residential mortgage	322	292	484	357
Home equity lines of credit	26	158	40	168
Residential construction	392	275	471	369
Consumer installment	187	391	563	718
Indirect auto	8	16	21	27
Total recoveries	2,203	4,432	2,993	5,570
Net charge-offs	978	4,175	3,540	8,214
Provision for loan losses	1,100	2,200	2,050	4,700
Allowance for loan losses at end of period	$70,129	$73,248	$70,129	$73,248

Allowance for unfunded commitments at beginning of period	$2,780	$2,165	$1,930	$2,165
Provision for losses on unfunded commitments	(200)	-	650	-
Allowance for unfunded commitments at end of period	2,580	2,165	2,580	2,165
Allowance for credit losses	$72,709	$75,413	$72,709	$75,413

Total loans:
At period-end	$5,173,517	$4,410,285	$5,173,517	$4,410,285
Average	5,017,306	4,358,101	4,872,112	4,346,974

Allowance for loan losses as a percentage of period-end loans	1.36%	1.66%	1.36%	1.66%

As a percentage of average loans (annualized):
Net charge-offs	.08	.38	.15	.38
Provision for loan losses	.09	.20	.08	.22

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

The allowance for credit losses, which includes a portion related to unfunded commitments, totaled $72.7 million at June 30, 2015, compared with $73.5 million at December 31, 2014, and $75.4 million at June 30, 2014.  At June 30, 2015, the allowance for loan losses was $70.1 million, or 1.36% of loans, compared with $71.6 million, or 1.53% of total loans, at December 31, 2014 and $73.2 million, or 1.66% of loans, at June 30, 2014.

In accordance with the accounting guidance for business combinations, there was no allowance for loan losses brought forward on loans acquired from MoneyTree, as credit deterioration was included in the determination of fair value at acquisition date. At June 30, 2015, United recorded no allowance for loan losses on loans acquired from FNB as there was no evidence of credit deterioration beyond that which was incorporated into the determination of fair value at acquisition date. At June 30, 2015, for acquired loans that had no evidence of credit deterioration at the time of acquisition, the remaining unaccreted fair value discount was $2.60 million.

Management believes that the allowance for credit losses at June 30, 2015 reflects the probable incurred losses in the loan portfolio and unfunded loan commitments.  This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for credit losses cannot be determined with certainty and may be subject to change in future periods.  The amount of any changes could be significant if management’s assessment of loan quality or collateral values change substantially with respect to one or more loan relationships or portfolios. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for credit losses in future periods if, in their opinion, the results of their review warrant such additions.  See the “Critical Accounting Policies” section for additional information on the allowance for loan losses.

Nonperforming Assets

The table below summarizes nonperforming assets.

Table 10 - Nonperforming Assets
(in thousands)
	June 30,	December 31,	June 30,
	2015	2014	2014
Nonperforming loans	$18,805	$17,881	$20,724
Foreclosed properties (OREO)	2,356	1,726	2,969

Total nonperforming assets	$21,161	$19,607	$23,693

Nonperforming loans as a percentage of total loans	.36%	.38%	.47%
Nonperforming assets as a percentage of total loans and OREO	.41	.42	.54
Nonperforming assets as a percentage of total assets	.26	.26	.32

At June 30, 2015, nonperforming loans were $18.8 million compared to $17.9 million at December 31, 2014 and $20.7 million at June 30, 2014.  Nonperforming assets, which include nonperforming loans and foreclosed real estate, totaled $21.2 million at June 30, 2015 compared with $19.6 million at December 31, 2014 and $23.7 million at June 30, 2014.  United sold $895,000 of foreclosed properties and added $1.07 million in new foreclosures during the second quarter of 2015.

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

The following table summarizes nonperforming assets by category and market.

Table 11 - Nonperforming Assets by Quarter
(in thousands)
	June 30, 2015			December 31, 2014			June 30, 2014
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Owner occupied commercial real estate	$4,878	$360	$5,238	$4,133	$355	$4,488	$2,975	$653	$3,628
Income producing commercial real estate	883	-	883	717	-	717	1,032	242	1,274
Commercial & industrial	1,389	-	1,389	1,571	-	1,571	1,102	-	1,102
Commercial construction	59	382	441	83	15	98	95	-	95
Total commercial	7,209	742	7,951	6,504	370	6,874	5,204	895	6,099
Residential mortgage	8,599	1,373	9,972	8,196	1,183	9,379	10,201	1,426	11,627
Home equity	940	54	994	695	40	735	510	128	638
Residential construction	1,358	187	1,545	2,006	133	2,139	4,248	520	4,768
Consumer installment	131	-	131	134	-	134	171	-	171
Indirect auto	568	-	568	346	-	346	390	-	390
Total NPAs	$18,805	$2,356	$21,161	$17,881	$1,726	$19,607	$20,724	$2,969	$23,693
Balance as a % of Unpaid Principal	64.9%	46.6%	62.2%	69.9%	54.1%	68.1%	66.5%	50.4%	63.9%

BY MARKET
North Georgia	$6,157	$657	$6,814	$5,669	$711	$6,380	$8,216	$1,392	$9,608
Atlanta MSA	2,361	135	2,496	1,837	372	2,209	3,883	510	4,393
North Carolina	4,746	690	5,436	5,221	234	5,455	5,314	615	5,929
Coastal Georgia	659	-	659	799	105	904	782	80	862
Gainesville MSA	864	22	886	1,310	81	1,391	921	49	970
East Tennessee	1,885	852	2,737	1,414	201	1,615	1,218	323	1,541
South Carolina / Specialized Lending	1,565	-	1,565	1,285	22	1,307	-	-	-
Indirect auto	568	-	568	346	-	346	390	-	390
Total NPAs	$18,805	$2,356	$21,161	$17,881	$1,726	$19,607	$20,724	$2,969	$23,693

At June 30, 2015, December 31, 2014, and June 30, 2014, United had $89.9 million, $85.1 million and $91.0 million, respectively, in loans with terms that have been modified in TDRs.  Included therein were $3.83 million, $3.78 million and $6.23 million, respectively, of TDRs that were not performing in accordance with their modified terms and were included in nonperforming loans.  The remaining TDRs with an aggregate balance of $86.1 million, $81.3 million and $84.8 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At June 30, 2015, December 31, 2014 and June 30, 2014, there were $106 million, $106 million and $107 million, respectively, of loans classified as impaired under the definition outlined in the Accounting Standards Codification, including TDRs which are by definition considered impaired.  Included in impaired loans at June 30, 2015, December 31, 2014 and June 30, 2014 was $28.7 million, $25.5 million and $35.0 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value.  The balance of impaired loans at June 30, 2015, December 31, 2014 and June 30, 2014 of $77.7 million, $81.0 million and $72.5 million, respectively, had specific reserves that totaled $6.69 million, $9.88 million and $9.02 million, respectively.  The average recorded investment in impaired loans for the second quarters of 2015 and 2014 was $107 million and $108 million, respectively.  For the six months ended June 30, 2015 and 2014, the average recorded investment in impaired loans was $108 million and $108 million, respectively.  For the three and six months ended June 30, 2015, United recognized $1.24 million and $2.47 million, respectively, in interest revenue on impaired loans compared to $1.28 million and $2.50 million, respectively, for the same periods of the prior year.  United’s policy is to discontinue the recognition of interest revenue for loans classified as impaired under ASC 310-10-35, Receivables, when a loan meets the criteria for nonaccrual status.

The table below summarizes activity in nonperforming assets.

Table 12 - Activity in Nonperforming Assets
(in thousands)
	Second Quarter 2015			Second Quarter 2014
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs
Beginning Balance	$19,015	$1,158	$20,173	$25,250	$5,594	$30,844
Acquisitions	-	962	962	-	-	-
Loans placed on non-accrual	6,552	-	6,552	9,529	-	9,529
Payments received	(3,839)	-	(3,839)	(4,027)	-	(4,027)
Loan charge-offs	(1,854)	-	(1,854)	(8,341)	-	(8,341)
Foreclosures	(1,069)	1,069	-	(1,687)	1,687	-
Property sales	-	(895)	(895)	-	(4,430)	(4,430)
Write downs	-	(9)	(9)	-	(305)	(305)
Net gains on sales	-	71	71	-	423	423
Ending Balance	$18,805	$2,356	$21,161	$20,724	$2,969	$23,693

	First Six Months 2015			First Six Months 2014
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs
Beginning Balance	$17,881	$1,726	$19,607	$26,819	$4,221	$31,040
Acquisitions	-	962	962	-	-	-
Loans placed on non-accrual	12,496	-	12,496	18,832	-	18,832
Payments received	(5,352)	-	(5,352)	(5,693)	-	(5,693)
Loan charge-offs	(4,692)	-	(4,692)	(13,180)	-	(13,180)
Foreclosures	(1,528)	1,528	-	(6,054)	6,054	-
Note / property sales	-	(2,003)	(2,003)	-	(7,668)	(7,668)
Write downs	-	(175)	(175)	-	(582)	(582)
Net gains on sales	-	318	318	-	944	944
Ending Balance	$18,805	$2,356	$21,161	$20,724	$2,969	$23,693

Foreclosed property is initially recorded at fair value, less estimated costs to sell. If the fair value, less estimated costs to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the lesser of fair value, less estimated costs to sell or the listed selling price, less the costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property expense. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of foreclosed property are accounted for in accordance with ASC 360-20, Real Estate Sales. For the second quarter of 2015, United transferred $1.07 million of loans into foreclosed property through foreclosures. During the same period, proceeds from sales of foreclosed property were $895,000, which includes $268,000 in sales that were financed by United.

Investment Securities

The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowings, including repurchase agreements. Total investment securities at June 30, 2015 increased $132 million from a year ago.

At June 30, 2015, December 31, 2014 and June 30, 2014, United had securities held-to-maturity with a carrying amount of $380 million, $415 million, and $449 million, respectively, and securities available-for-sale totaling $1.94 billion, $1.78 billion, and $1.74 billion, respectively. At June 30, 2015, December 31, 2014 and June 30, 2014, the securities portfolio represented approximately 28%, 29% and 30%, respectively, of total assets.

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

Management evaluates its securities portfolio each quarter to determine if any security is considered to be other than temporarily impaired. In making this evaluation, management considers its ability and intent to hold securities to recover current market losses. Losses on United’s fixed income securities at June 30, 2015 primarily reflect the effect of changes in interest rates. United did not recognize any other than temporary impairment losses on its investment securities during the second quarter or first six months of 2015 or 2014.

At June 30, 2015, December 31, 2014 and June 30, 2014, 29%, 31% and 31%, respectively, of the securities portfolio was invested in floating-rate securities or fixed-rate securities that were swapped to floating rates in order to manage exposure to rising interest rates.

Goodwill and Core Deposit Intangibles

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets.

United’s core deposit intangibles, representing the value of United’s acquired deposit relationships, are amortizing intangible assets that are required to be tested for impairment only when events or circumstances indicate that impairment may exist. There were no events or circumstances that led management to believe that any impairment exists in United’s goodwill or other intangible assets.

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

Total customer deposits, excluding brokered deposits, as of June 30, 2015 were $6.28 billion, an increase of $539 million from June 30, 2014, of which $351 million was attributable to the MoneyTree acquisition. Total core deposits (demand, NOW, money market and savings deposits, excluding public funds deposits) of $5.81 billion at June 30, 2015 increased $628 million, or 12%, from a year ago, due to the acquisition of MoneyTree, as well as the success of core deposit programs and general industry trends.

Total time deposits, excluding brokered deposits, as of June 30, 2015 were $1.26 billion, down $102 million from June 30, 2014. Time deposits less than $100,000 totaled $792 million at June 30, 2015, a decrease of $13.0 million, or 2%, from a year ago. Time deposits of $100,000 and greater totaled $465 million as of June 30, 2015, a decrease of $89.0 million, or 16%, from June 30, 2014. United continued to offer low rates on certificates of deposit, allowing balances to decline as United’s funding needs were met by growth in lower cost transaction account deposits and other sources.

Brokered deposits totaled $530 million as of June 30, 2015, an increase of $106 million from a year ago. United has actively added long-term deposits to diversify our funding base. These are typically swapped to LIBOR minus a spread, which achieves low cost funding within our interest rate risk parameters.

Wholesale Funding

The Bank is a shareholder in the Federal Home Loan Bank of Atlanta (“FHLB”). Through this affiliation, FHLB secured advances totaled $385 million, $270 million and $175 million, respectively, as of June 30, 2015, December 31, 2014 and June 30, 2014. United anticipates continued use of this short and long-term source of funds. Additional information regarding FHLB advances is provided in Note 12 to the consolidated financial statements included in United’s Annual Report on Form 10-K for the year ended December 31, 2014.

At December 31, 2014 and June 30, 2014, United had $6.0 million and $11.3 million, respectively, in structured repurchase agreements outstanding. United repaid the remaining $6.0 million outstanding balance in the first quarter of 2015, incurring a charge of $540,000. United takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of short-term borrowings, such as FHLB advances and brokered deposits.

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

All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The total amount of these instruments does not necessarily represent future cash requirements because a significant portion of these instruments expire without being used. United is not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments, or that could significantly affect earnings. See Note 15 to the consolidated financial statements for additional information on off-balance sheet arrangements.

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

United’s policy is based on the 12-month impact on net interest revenue of interest rate shocks and ramps that increase or decrease from 100 to 400 basis points from the base scenario. In the shock scenarios, rates immediately change the full amount at the scenario onset. In the ramp scenarios, rates change by 25 basis points per month. United’s policy limits the projected change in net interest revenue over the first 12 months to a 5% decrease for each 100 basis point change in the increasing and decreasing rate ramp and shock scenarios. Historically low rates on June 30, 2015 and 2014 made use of the down scenarios irrelevant. The following table presents United’s interest sensitivity position at June 30, 2015 and 2014.

Table 13 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at June 30,
	2015		2014
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	1.6%	1.6%	2.1%	2.3%

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

From time to time, United will terminate derivative positions when conditions change and the position is no longer necessary to manage United’s overall sensitivity to changes in interest rates. In those situations where the terminated contract was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the contract, the resulting gain or loss is amortized over the remaining life of the original contract. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization. United expects that $1.83 million will be reclassified as an increase to interest expense from other comprehensive income over the next twelve months related to these terminated cash flow hedges.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities, as well as the ability to use these as collateral for borrowings on a secured basis. We also maintain excess funds in short-term interest-bearing assets that provide additional liquidity. Mortgage loans held for sale totaled $22.0 million at June 30, 2015, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market.

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

At June 30, 2015, United had cash and cash equivalent balances of $205 million and had sufficient qualifying collateral to increase FHLB advances by $1.03 billion and Federal Reserve discount window borrowing capacity of $818 million. United also has the ability to raise substantial funds through brokered deposits. In addition to these wholesale sources, United has the ability to attract retail deposits by competing more aggressively on pricing.

As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $56.5 million for the six months ended June 30, 2015. The net income of $35.5 million for the six month period included the deferred income tax expense of $18.5 million, and non-cash expenses for the following: provision for credit losses of $2.70 million, depreciation, amortization and accretion of $10.9 million and stock-based compensation expense of $2.18 million. These sources of cash from operating activities were offset by the following uses of cash: decrease in accrued expenses and other liabilities of $3.0 million and increase in mortgage loans held for sale of $6.92 million. Net cash used in investing activities of $230 million consisted primarily of a $265 million net increase in loans and purchases of investment securities totaling $312 million. These uses of cash were partially offset by $35.5 million in proceeds from maturities and calls of investment securities held-to-maturity, $137 million in proceeds from the sale of investment securities available-for-sale, $135 million in proceeds from maturities and calls of investment securities available-for-sale and $44.6 million in net cash received in the MoneyTree acquisition. Net cash provided by financing activities of $186 million consisted primarily of a net increase in deposits of $112 million and a net increase in FHLB advances of $92.9 million partially offset by $16.0 million in payments to redeem trust preferred securities and $6.19 million in dividends to common shareholders. In the opinion of management, United’s liquidity position at June 30, 2015, was sufficient to meet its expected cash flow requirements.

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

Capital Resources and Dividends

Shareholders’ equity at June 30, 2015 was $827 million, an increase of $87.7 million from December 31, 2014 due to the issuance of stock for the acquisition of MoneyTree, year-to-date earnings less common dividends declared, and an increase in the value of available for sale securities. Accumulated other comprehensive loss, which includes unrealized gains and losses on securities available-for-sale, the unrealized gains and losses on derivatives qualifying as cash flow hedges and unamortized prior service cost and actuarial gains and losses on United’s modified retirement plan, is excluded in the calculation of regulatory capital adequacy ratios.

The Board of Governors of the Federal Reserve System and the FDIC have approved final rules implementing the Basel III Capital Rules establishing a new comprehensive capital framework applicable to all depository institutions, bank holding companies with total consolidated assets of $500 million of more and all savings and loan holding companies except for those that are substantially engaged in insurance underwriting or commercial activities. Under the Basel III Capital Rules, minimum requirements have increased for both the quantity and quality of capital held by United. The Basel III Capital Rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5% and, for prompt corrective action purposes, a “well capitalized” ratio of 6.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0%, require a minimum ratio of Total Capital to risk-weighted assets of 8.0%, and require a minimum Tier 1 leverage ratio of 4.0%. A new capital conservation buffer, comprised of common equity Tier 1 capital, is also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the Basel III Capital Rules. The Basel III Capital Rules also revise the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets.

The Basel III Capital Rules became effective for United on January 1, 2015 subject to a phase in period. The following table shows United’s capital ratios, as calculated under applicable regulatory guidelines, at June 30, 2015, December 31, 2014 and June 30, 2014. As of June 30, 2015, United’s capital levels remained characterized as “well-capitalized” under the Basel III Capital Rules based on the rules in effect at the time.

Table 14 - Capital Ratios
(dollars in thousands)

	June 30, 2015
	Basel III Guidelines		United	United
		Well	Community	Community
	Minimum	Capitalized	Banks, Inc.	Bank

Risk-based ratios:
Common equity tier 1 capital	4.5%	6.5%	11.86%	11.99%
Tier I capital	6.0	8.0	11.86	11.99
Total capital	8.0	10.0	13.07	13.24
Tier 1 leverage ratio	4.0	5.0	9.09	9.09

Common equity tier 1 capital			$713,490	$690,533
Tier I capital			713,490	690,533
Total capital			786,199	762,538

Risk-weighted assets			6,014,899	5,759,700
Average total assets			7,848,168	7,592,902

	Basel I Guidelines		United Community Banks, Inc. (Consolidated)		United Community Bank
		Well	December 31,	June 30,	December 31,	June 30,
	Minimum	Capitalized	2014	2014	2014	2014

Risk-based ratios:
Tier I capital	4.0%	6.0%	12.05%	11.79%	12.84%	13.42%
Total capital	8.0	10.0	13.30	13.05	14.09	14.68
Leverage ratio	3.0	5.0	8.69	8.29	9.25	9.41

Tier I capital			$642,663	$598,673	$683,332	$680,172
Total capital			709,408	662,277	749,927	743,665

Risk-weighted assets			5,332,822	5,076,522	5,320,615	5,067,512
Average total assets			7,396,450	7,225,333	7,385,048	7,225,922

The Basel III guidelines for risk-based capital became effective January 1, 2015. The capital ratios shown above as of June 30, 2015 were calculated under the Basel III guidelines. Capital ratios for all other periods were calculated using the existing Basel I guidelines that were in effect at the time.

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2015 and 2014.

Table 15 - Stock Price Information

	2015				2014
				Avg Daily				Avg Daily
	High	Low	Close	Volume	High	Low	Close	Volume

First quarter	$19.53	$16.48	$18.88	234,966	$20.28	$15.74	$19.41	494,205
Second quarter	21.23	17.91	20.87	328,887	19.87	14.86	16.37	308,486
Third quarter					18.42	15.42	16.46	331,109
Fourth quarter					19.50	15.16	18.94	262,598

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

Item 3.          Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of June 30, 2015 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2014. The interest rate sensitivity position at June 30, 2015 is included in management’s discussion and analysis on page 63 of this report.

Item 4.          Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of United’s disclosure controls and procedures as of June 30, 2015. Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

On May 1, 2015, United completed the acquisition of MoneyTree Corporation (“MoneyTree”) and its wholly-owned bank subsidiary, First National Bank (“FNB”). As permitted by the guidelines established by the SEC, management excluded it from the assessment of the effectiveness of internal control over financial reporting. The acquired assets and total revenue represented 5% of United’s total consolidated assets and 2% of consolidated total revenue, respectively, as of and for the period end covered by this report.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.          Defaults upon Senior Securities – None

Item 4.          Mine Safety Disclosures – None

Item 5.          Other Information – None

Item 6.          Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated April 22, 2015, by and between United Community Banks, Inc. and Palmetto Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to United’s Current Report on Form 8-K, filed with the SEC on April 22, 2015).

31.1	Certification by Jimmy C. Tallent, Chairman and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 7, 2015

