Form 10-Q
period 2015-09-30
UNITED COMMUNITY BANKS INC
filed 2015-11-06
CIK 857855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

YES ☐  NO ☒

Common stock, par value $1 per share 63,193,854 shares voting and 8,285,516 shares non-voting outstanding as of October 31, 2015.

Part I – Financial Information

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2015	2014	2015	2014
Interest revenue:
Loans, including fees	$57,174	$49,653	$159,814	$145,602
Investment securities, including tax exempt of $177, $177, $516 and $558	12,801	12,346	36,896	36,118
Deposits in banks and short-term investments	853	934	2,460	2,757
Total interest revenue	70,828	62,933	199,170	184,477

Interest expense:
Deposits:
NOW	337	365	1,079	1,216
Money market	981	872	2,460	2,192
Savings	25	20	71	61
Time	830	1,721	2,834	5,510
Total deposit interest expense	2,173	2,978	6,444	8,979
Short-term borrowings	99	316	279	2,064
Federal Home Loan Bank advances	461	435	1,307	573
Long-term debt	2,669	2,642	7,481	7,914
Total interest expense	5,402	6,371	15,511	19,530
Net interest revenue	65,426	56,562	183,659	164,947
Provision for credit losses	700	2,000	3,400	6,700
Net interest revenue after provision for credit losses	64,726	54,562	180,259	158,247

Fee revenue:
Service charges and fees	9,335	8,202	25,325	24,627
Mortgage loan and other related fees	3,840	2,178	10,302	5,409
Brokerage fees	1,200	1,209	3,983	3,631
Gains from sales of SBA loans	1,646	945	4,281	1,689
Securities gains, net	325	11	1,877	4,663
Loss from prepayment of debt	(256)	-	(1,294)	(4,446)
Other	2,207	1,867	6,771	5,158
Total fee revenue	18,297	14,412	51,245	40,731
Total revenue	83,023	68,974	231,504	198,978

Operating expenses:
Salaries and employee benefits	29,342	25,666	83,749	74,349
Communications and equipment	3,963	3,094	10,538	9,370
Occupancy	4,013	3,425	10,706	10,065
Advertising and public relations	812	894	2,689	2,659
Postage, printing and supplies	1,049	876	2,980	2,456
Professional fees	2,668	2,274	6,844	5,873
FDIC assessments and other regulatory charges	1,136	1,131	3,643	3,909
Merger-related charges	5,744	-	8,917	-
Other	5,542	4,004	15,684	12,265
Total operating expenses	54,269	41,364	145,750	120,946
Net income before income taxes	28,754	27,610	85,754	78,032
Income tax expense	10,867	9,994	32,384	28,659
Net income	17,887	17,616	53,370	49,373
Preferred stock dividends and discount accretion	25	-	42	439
Net income available to common shareholders	$17,862	$17,616	$53,328	$48,934

Earnings per common share:
Basic	$.27	$.29	$.84	$.81
Diluted	.27	.29	.84	.81
Weighted average common shares outstanding:
Basic	66,294	60,776	63,297	60,511
Diluted	66,300	60,779	63,302	60,513

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Comprehensive Income (Unaudited)
(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
2015	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Net income	$28,754	$(10,867)	$17,887	$85,754	$(32,384)	$53,370
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	2,313	(870)	1,443	5,426	(2,143)	3,283
Reclassification adjustment for gains included in net income	(325)	121	(204)	(1,877)	724	(1,153)
Net unrealized gains	1,988	(749)	1,239	3,549	(1,419)	2,130
Amortization of losses included in net income on available- for-sale securities transferred to held-to-maturity	269	(99)	170	1,041	(387)	654
Net amortization	269	(99)	170	1,041	(387)	654
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	550	(214)	336	1,430	(556)	874
Unrealized losses on derivative financial instruments accounted for as cash flow hedges	-	-	-	(471)	183	(288)
Net cash flow hedge activity	550	(214)	336	959	(373)	586
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	159	(62)	97	478	(186)	292
Net defined benefit pension plan activity	159	(62)	97	478	(186)	292
Total other comprehensive income	2,966	(1,124)	1,842	6,027	(2,365)	3,662
Comprehensive income	$31,720	$(11,991)	$19,729	$91,781	$(34,749)	$57,032

2014

Net income	$27,610	$(9,994)	$17,616	$78,032	$(28,659)	$49,373
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains (losses) arising during period	(4,357)	1,626	(2,731)	10,696	(4,031)	6,665
Reclassification adjustment for gains included in net income	(11)	4	(7)	(4,663)	1,821	(2,842)
Net unrealized gains (losses)	(4,368)	1,630	(2,738)	6,033	(2,210)	3,823
Amortization of losses included in net income on available- for-sale securities transferred to held-to-maturity	468	(176)	292	1,207	(453)	754
Net amortization	468	(176)	292	1,207	(453)	754
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	711	(277)	434	1,381	(538)	843
Unrealized gains (losses) on derivative financial instruments accounted for as cash flow hedges	412	(160)	252	(5,967)	2,322	(3,645)
Net cash flow hedge activity	1,123	(437)	686	(4,586)	1,784	(2,802)
Net actuarial gain on defined benefit pension plan	-	-	-	296	(115)	181
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	91	(36)	55	274	(107)	167
Net defined benefit pension plan activity	91	(36)	55	570	(222)	348
Total other comprehensive income (loss)	(2,686)	981	(1,705)	3,224	(1,101)	2,123
Comprehensive income	$24,924	$(9,013)	$15,911	$81,256	$(29,760)	$51,496

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet (Unaudited)
	September 30,	December 31,	September 30,
(in thousands, except share and per share data)	2015	2014	2014

ASSETS
Cash and due from banks	$93,975	$77,180	$75,268
Interest-bearing deposits in banks	112,964	89,074	117,399
Short-term investments	-	26,401	23,397
Cash and cash equivalents	206,939	192,655	216,064
Securities available for sale	2,099,868	1,782,734	1,789,667
Securities held to maturity (fair value $368,096, $425,233 and $440,311)	357,549	415,267	432,418
Mortgage loans held for sale	23,088	13,737	20,004
Loans, net of unearned income	6,023,585	4,672,119	4,568,886
Less allowance for loan losses	(69,062)	(71,619)	(71,928)
Loans, net	5,954,523	4,600,500	4,496,958
Premises and equipment, net	192,992	159,390	160,454
Bank owned life insurance	105,368	81,294	81,101
Accrued interest receivable	24,563	20,103	19,908
Net deferred tax asset	197,116	215,503	224,734
Derivative financial instruments	19,906	20,599	22,221
Goodwill and other intangible assets	141,415	3,641	3,910
Other assets	90,669	61,563	58,450
Total assets	$9,413,996	$7,566,986	$7,525,889
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$2,174,799	$1,574,317	$1,561,020
NOW	1,754,614	1,504,887	1,399,449
Money market	1,651,592	1,273,283	1,281,526
Savings	459,323	292,308	287,797
Time:
Less than $100,000	865,369	748,478	774,201
Greater than $100,000	482,567	508,228	531,428
Brokered	516,748	425,011	405,308
Total deposits	7,905,012	6,326,512	6,240,729
Short-term borrowings	18,839	6,000	6,001
Federal Home Loan Bank advances	200,125	270,125	330,125
Long-term debt	165,620	129,865	129,865
Derivative financial instruments	27,401	31,997	36,171
Unsettled securities purchases	-	5,425	-
Accrued expenses and other liabilities	83,862	57,485	46,573
Total liabilities	8,400,859	6,827,409	6,789,464
Shareholders' equity:
Preferred stock, $1 par value; 10,000,000 shares authorized; Series H; $1,000 stated value; 9,992, 0, and 0 shares issued and outstanding	9,992	-	-
Common stock, $1 par value; 100,000,000 shares authorized; 63,186,437, 50,178,605 and 50,167,191 shares issued and outstanding	63,186	50,178	50,167
Common stock, non-voting, $1 par value; 26,000,000 shares authorized; 8,285,516, 10,080,787 and 10,080,787 shares issued and outstanding	8,286	10,081	10,081
Common stock issuable; 454,870, 357,983 and 354,961 shares	6,670	5,168	5,116
Capital surplus	1,284,877	1,080,508	1,091,555
Accumulated deficit	(344,746)	(387,568)	(402,773)
Accumulated other comprehensive loss	(15,128)	(18,790)	(17,721)
Total shareholders' equity	1,013,137	739,577	736,425
Total liabilities and shareholders' equity	$9,413,996	$7,566,986	$7,525,889

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Changes in Shareholders' Equity (Unaudited)

For the Nine Months Ended September 30,

									Accumulated
					Non-Voting	Common			Other
(in thousands, except share	Series	Series	Series	Common	Common	Stock	Capital	Accumulated	Comprehensive
and per share data)	B	D	H	Stock	Stock	Issuable	Surplus	Deficit	Income (Loss)	Total

Balance, December 31, 2013	$105,000	$16,613	$-	$46,243	$13,188	$3,930	$1,078,676	$(448,091)	$(19,844)	$795,715
Net income								49,373		49,373
Other comprehensive income									2,123	2,123
Redemption of Series B preferred stock (105,000 shares)	(105,000)									(105,000)
Redemption of Series D preferred stock (16,613 shares)		(16,613)								(16,613)
Common stock issued at market (640,000 shares)				640			11,566			12,206
Common stock issued to dividend reinvestment plan and employee benefit plans (25,284 shares)				25			399			424
Conversion of non-voting common stock to voting (3,107,419 shares)				3,107	(3,107)					-
Amortization of stock option and restricted stock awards							3,315			3,315
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (137,920 shares issued, 115,609 shares deferred)				138		1,275	(2,658)			(1,245)
Deferred compensation plan, net, including dividend equivalents						182				182
Shares issued from deferred compensation plan (13,223 shares)				14		(271)	257			-
Common stock dividends ($.06 per share)								(3,616)		(3,616)
Preferred stock dividends:
Series B								(159)		(159)
Series D								(280)		(280)
Balance, September 30, 2014	$-	$-	$-	$50,167	$10,081	$5,116	$1,091,555	$(402,773)	$(17,721)	$736,425

Balance, December 31, 2014	$-	$-	$-	$50,178	$10,081	$5,168	$1,080,508	$(387,568)	$(18,790)	$739,577
Net income								53,370		53,370
Other comprehensive income									3,662	3,662
Common stock issued to dividend reinvestment plan and to employee benefit plans (11,761 shares)				12			192			204
Conversion of non-voting common stock to voting common stock (1,795,271 shares)				1,795	(1,795)					-
Common and preferred stock issued for acquisition (11,058,515 common shares and 9,992 preferred shares)			9,992	11,059			203,092			224,143
Amortization of stock option and restricted stock awards							3,343			3,343
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (118,672 shares issued, 106,935 shares deferred)				119		1,444	(3,009)			(1,446)
Deferred compensation plan, net, including dividend equivalents						274	(1)			273
Shares issued from deferred compensation plan (23,613 shares)				23		(216)	193			-
Common stock dividends ($.16 per share)								(10,506)		(10,506)
Tax on option exercise and restricted stock vesting							559			559
Preferred stock dividends:
Series H								(42)		(42)
Balance, September 30, 2015	$-	$-	$9,992	$63,186	$8,286	$6,670	$1,284,877	$(344,746)	$(15,128)	$1,013,137

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows (Unaudited)
	Nine Months Ended
	September 30,
(in thousands)	2015	2014
Operating activities:
Net income	$53,370	$49,373
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	16,788	15,098
Provision for credit losses	3,400	6,700
Stock based compensation	3,343	3,315
Deferred income tax benefit	28,495	28,112
Securities gains, net	(1,877)	(4,663)
Gains from sales of government guaranteed loans	(4,281)	-
Net gains on sale of other assets	(437)	-
Net gains and write downs on sales of other real estate owned	(368)	(518)
Loss on prepayment of borrowings	1,294	4,446
Changes in assets and liabilities:
Other assets and accrued interest receivable	4,232	(12,334)
Accrued expenses and other liabilities	4,191	(16,813)
Mortgage loans held for sale	(5,562)	(9,685)
Net cash provided by operating activities	102,588	63,031

Investing activities:
Investment securities held to maturity:
Proceeds from maturities and calls of securities held to maturity	57,721	47,567
Purchases of securities held to maturity	-	(173)
Investment securities available for sale:
Proceeds from sales of securities available for sale	274,519	403,517
Proceeds from maturities and calls of securities available for sale	212,383	176,423
Purchases of securities available for sale	(476,917)	(552,025)
Net increase in loans	(324,868)	(220,061)
Funds (paid to) collected from FDIC under loss sharing agreements	(1,198)	2,890
Proceeds from sales of premises and equipment	2,127	2,488
Purchases of premises and equipment	(7,191)	(3,260)
Net cash received (paid) for acquisition	35,497	(31,243)
Proceeds from sale of notes	-	4,561
Proceeds from sale of other real estate	3,184	7,920
Net cash used in investing activities	(224,743)	(161,396)

Financing activities:
Net change in deposits	219,454	39,224
Net change in short-term borrowings	(16,238)	(51,686)
Repayments of trust preferred securities	(48,521)	-
Proceeds from FHLB advances	1,495,000	930,000
Repayments of FHLB advances	(1,587,070)	(720,000)
Proceeds from issuance of senior debt, net of issuance costs	84,141	-
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	204	424
Proceeds from issuance of common stock, net of issuance costs	-	12,206
Retirement of preferred stock	-	(121,613)
Cash dividends on common stock	(10,506)	(1,810)
Cash dividends on preferred stock	(25)	(1,214)
Net cash provided by financing activities	136,439	85,531

Net change in cash and cash equivalents	14,284	(12,834)

Cash and cash equivalents at beginning of period	192,655	228,898
Cash and cash equivalents at end of period	$206,939	$216,064

Supplemental disclosures of cash flow information:
Interest paid	$16,567	$20,598
Income taxes paid	3,453	2,497
Significant non-cash investing and financing transactions:
Unsettled government guaranteed loan sales	11,020	-
Transfers of loans to foreclosed properties	3,428	8,216
Acquisitions:
Assets acquired	1,736,203	31,243
Liabilities assumed	1,427,358	-
Net assets acquired	308,845	31,243
Common stock issued in acquisitions	214,151	-
Preferred stock issued in acquisitions	9,992	-

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

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with debt discounts.  The standard will be effective for the United’s fiscal year beginning after December 15, 2015 and subsequent interim periods. The adoption of ASU 2015-03 is not expected to have a material effect on United’s consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-12, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965). The guidance in the update designates contract value as the only required measure for fully benefit-responsive investment contracts and simplifies the disclosure of investments by requiring that investments be grouped only by general type rather than disaggregated in multiple ways. The amendments are effective for fiscal years beginning after December 15, 2015, with earlier application permitted. The adoption of this update is not expected to have a material impact on United’s consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606). The guidance in this update delays the effective date of ASU 2014-09, Revenue from Contracts with Customers (Topic 606): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs—Contracts with Customers (Subtopic 340-40), which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, ASU 2014-09 was originally effective for interim and annual periods beginning after December 15, 2016. ASU 2015-14 delays the effective date for public companies to interim and annual reporting periods beginning after December 15, 2017. United is currently assessing the impact that this guidance will have on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The guidance in this update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. In addition, the acquirer will record, in the same period financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The update requires disclosure of amounts recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. For public entities, this update is effective for fiscal years beginning after December 15, 2015 with early application permitted. United applied the provisions of ASU 2015-16 during the third quarter of 2015, with no material impact on United’s financial position or results of operations.

Note 3 – Acquisitions

Acquisition of Palmetto Bancshares, Inc.

On September 1, 2015, United completed the acquisition of Palmetto Bancshares, Inc. (“Palmetto”) and its wholly-owned bank subsidiary The Palmetto Bank. Palmetto operated 25 branches in South Carolina. In connection with the acquisition, United acquired $1.15 billion of assets and assumed $1.02 billion of liabilities. Total consideration transferred was $244 million of common equity and cash. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $108 million, which consisted largely of the intangible value of Palmetto’s business and reputation within the market it serves. None of the goodwill recognized is expected to be deductible for income tax purposes. United will amortize the related core deposit intangible of $12.9 million using the sum-of-the-years-digits method over 12 years, which represents the expected useful life of the asset.

The fair value of the 8.7 million common shares issued as part of the consideration paid for Palmetto was determined on the basis of the closing market price of United’s common shares on the acquisition date.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below (in thousands).

	As Recorded	Fair Value	As Recorded by
	by Palmetto	Adjustments (1)	United
Assets
Cash and cash equivalents	$64,906	$-	$64,906
Securities	208,407	(624)	207,783
Loans held for sale	2,356	91	2,447
Loans, net	802,111	(6,087)	796,024
Premises and equipment, net	21,888	1,251	23,139
Bank owned life insurance	12,133	-	12,133
Accrued interest receivable	3,227	(346)	2,881
Net deferred tax asset	14,798	(2,327)	12,471
Core deposit intangible	-	12,900	12,900
Other assets	18,439	1,080	19,519
Total assets acquired	$1,148,265	$5,938	$1,154,203
Liabilities
Deposits	$989,296	$-	$989,296
Short-term borrowings	13,537	-	13,537
Other liabilities	11,994	3,037	15,031
Total liabilities assumed	1,014,827	3,037	1,017,864
Excess of assets acquired over liabilities assumed	$133,438
Aggregate fair value adjustments		$2,901
Consideration transferred
Cash			74,003
Common stock issued (8,700,012 shares)			170,259
Total fair value of consideration transferred			244,262
Goodwill			$107,923

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

Purchased loans that show evidence of credit deterioration since origination are accounted for pursuant to Accounting Standards Codification (“ASC”) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. The following table presents additional information related to the acquired loan portfolio at acquisition date (in thousands):

September 1, 2015
Accounted for pursuant to ASC 310-30:
Contractually required principal and interest	$63,623
Non-accretable difference	13,397
Cash flows expected to be collected	50,226
Accretable yield	4,834
Fair value	$45,392

Excluded from ASC 310-30:
Fair value	$750,632
Gross contractual amounts receivable	859,628
Estimate of contractual cash flows not expected to be collected	7,733

United’s operating results for the nine months ended September 30, 2015 include the operating results of the acquired assets and assumed liabilities for the days subsequent to the acquisition date of September 1, 2015.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Acquisition of MoneyTree Corporation

On May 1, 2015, United completed the acquisition of MoneyTree Corporation (“MoneyTree”) and its wholly-owned bank subsidiary, First National Bank (“FNB”). FNB operated ten branches in east Tennessee. In connection with the acquisition, United acquired $460 million of assets and assumed $409 million of liabilities and $9.99 million of preferred stock. Total consideration transferred was $54.6 million of common equity and cash. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $14.1 million, which consisted largely of the intangible value of FNB’s business and reputation within the market it serves. None of the goodwill recognized is expected to be deductible for income tax purposes. United will amortize the related core deposit intangible of $4.22 million using the sum-of-the-years-digits method over 6.67 years, which represents the expected useful life of the asset. The deposit premium of $917,000 will be amortized using the effective yield method over 5 years, which represents the weighted average maturity of the underlying deposits.

The fair value of the 2.36 million common shares issued as part of the consideration paid for MoneyTree was determined on the basis of the closing market price of United’s common shares on the acquisition date.

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

	As Recorded	Fair Value	As Recorded by
	by MoneyTree	Adjustments (1)	United
Assets
Cash and cash equivalents	$55,293	$-	$55,293
Securities	127,123	(52)	127,071
Loans held for sale	1,342	-	1,342
Loans, net	246,816	(2,464)	244,352
Premises and equipment, net	9,497	2,228	11,725
Bank owned life insurance	11,194	-	11,194
Core deposit intangible	-	4,220	4,220
Other assets	5,462	(716)	4,746
Total assets acquired	$456,727	$3,216	$459,943
Liabilities
Deposits	$368,833	$917	$369,750
Short-term borrowings	15,000	-	15,000
Federal Home Loan Bank advances	22,000	70	22,070
Other liabilities	864	1,810	2,674
Total liabilities assumed	406,697	2,797	409,494
SBLF preferred stock assumed	9,992	-	9,992
Excess of assets acquired over liabilities and preferred stock assumed	$40,038
Aggregate fair value adjustments		$419
Consideration transferred
Cash			10,699
Common stock issued (2,358,503 shares)			43,892
Total fair value of consideration transferred			54,591
Goodwill			$14,134

(1) Fair values are preliminary and are subject to refinement for a period not to exceed one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

United’s operating results for the nine months ended September 30, 2015 include the operating results of the acquired assets and assumed liabilities for the days subsequent to the acquisition date of May 1, 2015.

Pro forma information

The following table discloses the impact of the merger with Palmetto and MoneyTree since the respective acquisition dates through September 30, 2015. The table also presents certain pro forma information as if Palmetto and MoneyTree had been acquired on January 1, 2014. These results combine the historical results of Palmetto and MoneyTree with United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition taken place on January 1, 2014.

Merger-related costs of $8.92 million from the acquisitions have been excluded from the 2015 pro forma information presented below and included in the 2014 pro forma information presented below. Furthermore, no adjustments have been made to the pro forma information to eliminate the pre-acquisition provision for loan losses for the nine months ended September 30, 2015 or 2014 of Palmetto or MoneyTree. No adjustments have been made to reduce the impact of any OREO write downs recognized by Palmetto or MoneyTree in either the nine months ended September 30, 2015 or 2014. In addition, expenses related to systems conversions and other costs of integration are expected to be recorded during the next several quarters. United expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts below. The actual results and pro forma information were as follows (in thousands):

	Revenue	Net Income

Actual MoneyTree from May 1, 2015 - September 30, 2015	$5,365	$1,778
Actual Palmetto from September 1, 2015 - September 30, 2015	4,382	1,659
2015 supplemental consolidated pro forma from January 1, 2015 - September 30, 2015	273,129	65,229
2014 supplemental consolidated pro forma from January 1, 2014 - September 30, 2014	251,936	51,913

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

The valuation of loans and servicing assets that were acquired in this transaction included unobservable inputs. Therefore, United considers those valuations to be level 3 in the ASC 820 hierarchy. For the loans, the valuations were derived by estimating the expected cash flows using a combination of prepayment speed and default estimates. The cash flows are then discounted using the rates implied by observed transactions in the market place.

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

The following table presents a summary of amounts outstanding under reverse repurchase agreements and derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements as of September 30, 2015, December 31, 2014 and September 30, 2014 (in thousands).

	Gross Amounts of	Gross Amounts Offset on the		Gross Amounts not Offset in the Balance Sheet
September 30, 2015	Recognized Assets	Balance Sheet	Net Asset Balance	Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$400,000	$(400,000)	$-	$-	$-	$-
Derivatives	19,906	-	19,906	(831)	(5,529)	13,546
Total	$419,906	$(400,000)	$19,906	$(831)	$(5,529)	$13,546

Weighted average interest rate of reverse repurchase agreements	1.25%

	Gross Amounts of	Gross Amounts Offset on the	Net	Gross Amounts not Offset in the Balance Sheet
	Recognized Liabilities	Balance Sheet	Liability Balance	Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$400,000	$(400,000)	$-	$-	$-	$-
Derivatives	27,401	-	27,401	(831)	(28,169)	-
Total	$427,401	$(400,000)	$27,401	$(831)	$(28,169)	$-

Weighted average interest rate of repurchase agreements	.41%

	Gross Amounts of	Gross Amounts Offset on the		Gross Amounts not Offset in the Balance Sheet
December 31, 2014	Recognized Assets	Balance Sheet	Net Asset Balance	Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$395,000	$(375,000)	$20,000	$-	$(20,302)	$-
Derivatives	20,599	-	20,599	(869)	(3,716)	16,014
Total	$415,599	$(375,000)	$40,599	$(869)	$(24,018)	$16,014

Weighted average interest rate of reverse repurchase agreements	1.16%

	Gross Amounts of	Gross Amounts Offset on the	Net	Gross Amounts not Offset in the Balance Sheet
	Recognized Liabilities	Balance Sheet	Liability Balance	Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$375,000	$(375,000)	$-	$-	$-	$-
Derivatives	31,997	-	31,997	(869)	(32,792)	-
Total	$406,997	$(375,000)	$31,997	$(869)	$(32,792)	$-

Weighted average interest rate of repurchase agreements	.29%

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Gross Amounts of	Gross Amounts Offset on the		Gross Amounts not Offset in the Balance Sheet
September 30, 2014	Recognized Assets	Balance Sheet	Net Asset Balance	Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$392,000	$(375,000)	$17,000	$-	$(17,985)	$-
Derivatives	22,221	-	22,221	(2,093)	(3,427)	16,701
Total	$414,221	$(375,000)	$39,221	$(2,093)	$(21,412)	$16,701

Weighted average interest rate of reverse repurchase agreements	1.16%

	Gross Amounts of	Gross Amounts Offset on the	Net	Gross Amounts not Offset in the Balance Sheet
	Recognized Liabilities	Balance Sheet	Liability Balance	Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$375,000	$(375,000)	$-	$-	$-	$-
Derivatives	36,171	-	36,171	(2,093)	(38,195)	-
Total	$411,171	$(375,000)	$36,171	$(2,093)	$(38,195)	$-

Weighted average interest rate of repurchase agreements	.31%

Note 5 – Securities

The amortized cost basis, gross unrealized gains and losses and fair value of securities held-to-maturity at September 30, 2015, December 31, 2014 and September 30, 2014 are as follows (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2015	Cost	Gains	Losses	Value
State and political subdivisions	$42,094	$3,394	$-	$45,488
Mortgage-backed securities (1)	315,455	7,676	523	322,608

Total	357,549	11,070	523	368,096

As of December 31, 2014
State and political subdivisions	$48,157	$3,504	$-	$51,661
Mortgage-backed securities (1)	367,110	7,716	1,254	373,572

Total	$415,267	$11,220	$1,254	$425,233

As of September 30, 2014
State and political subdivisions	$50,248	$3,849	$-	$54,097
Mortgage-backed securities (1)	382,170	7,299	3,255	386,214

Total	$432,418	$11,148	$3,255	$440,311

(1)	All are residential type mortgage-backed securities or U.S. government agency commercial mortgage backed securities.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes held-to-maturity securities in an unrealized loss position as of September 30, 2015, December 31, 2014 and September 30, 2014 (in thousands).

	Less than 12 Months		12 Months or More		Total
As of September 30, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed securities	$80,174	$355	$11,981	$168	$92,155	$523
Total unrealized loss position	$80,174	$355	$11,981	$168	$92,155	$523

As of December 31, 2014
Mortgage-backed securities	$126,514	$917	$17,053	$337	$143,567	$1,254
Total unrealized loss position	$126,514	$917	$17,053	$337	$143,567	$1,254

As of September 30, 2014
Mortgage-backed securities	$189,223	$3,147	$2,798	$108	$192,021	$3,255
Total unrealized loss position	$189,223	$3,147	$2,798	$108	$192,021	$3,255

Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. No impairment charges were recognized during the three or nine months ended September 30, 2015 or 2014.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The cost basis, unrealized gains and losses, and fair value of securities available-for-sale at September 30, 2015, December 31, 2014 and September 30, 2014 are presented below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2015	Cost	Gains	Losses	Value
U.S. Treasuries	$162,791	$1,436	$-	$164,227
U.S. Government agencies	100,947	858	35	101,770
State and political subdivisions	36,017	413	52	36,378
Mortgage-backed securities (1)	1,106,835	17,090	4,244	1,119,681
Corporate bonds	207,559	1,904	1,773	207,690
Asset-backed securities	469,736	1,842	3,322	468,256
Other	1,866	-	-	1,866

Total	$2,085,751	$23,543	$9,426	$2,099,868
As of December 31, 2014
U.S. Treasuries	$105,540	$235	$66	$105,709
U.S. Government agencies	36,474	-	175	36,299
State and political subdivisions	19,748	504	19	20,233
Mortgage-backed securities (1)	988,012	16,273	7,465	996,820
Corporate bonds	165,018	1,686	1,076	165,628
Asset-backed securities	455,626	2,257	1,955	455,928
Other	2,117	-	-	2,117

Total	$1,772,535	$20,955	$10,756	$1,782,734
As of September 30, 2014
U.S. Treasuries	$105,385	$245	$608	$105,022
State and political subdivisions	19,686	666	31	20,321
Mortgage-backed securities (1)	1,029,881	15,010	9,899	1,034,992
Corporate bonds	165,558	1,427	1,733	165,252
Asset-backed securities	458,569	3,629	154	462,044
Other	2,036	-	-	2,036

Total	$1,781,115	$20,977	$12,425	$1,789,667

(1) All are residential type mortgage-backed securities or U.S. government agency commercial mortgage backed securities.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes available-for-sale securities in an unrealized loss position as of September 30, 2015, December 31, 2014 and September 30, 2014 (in thousands).

	Less than 12 Months		12 Months or More		Total
As of September 30, 2015	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government agencies	$10,605	$35	$-	$-	$10,605	$35
State and political subdivisions	10,276	52	-	-	10,276	52
Mortgage-backed securities	65,692	288	205,021	3,956	270,713	4,244
Corporate bonds	58,476	1,180	10,407	593	68,883	1,773
Asset-backed securities	265,064	3,024	14,665	298	279,729	3,322
Total unrealized loss position	$410,113	$4,579	$230,093	$4,847	$640,206	$9,426

As of December 31, 2014
U.S. Treasuries	$34,180	$66	$-	$-	$34,180	$66
U.S. Government agencies	36,299	175	-	-	36,299	175
State and political subdivisions	2,481	19	-	-	2,481	19
Mortgage-backed securities	88,741	446	251,977	7,019	340,718	7,465
Corporate bonds	37,891	371	20,275	705	58,166	1,076
Asset-backed securities	221,359	1,592	40,952	363	262,311	1,955
Total unrealized loss position	$420,951	$2,669	$313,204	$8,087	$734,155	$10,756

As of September 30, 2014
U.S. Treasuries	$104,777	$608	$-	$-	$104,777	$608
State and political subdivisions	-	-	3,638	31	3,638	31
Mortgage-backed securities	126,445	844	265,426	9,055	391,871	9,899
Corporate bonds	49,547	414	34,657	1,319	84,204	1,733
Asset-backed securities	57,716	137	9,952	17	67,668	154
Total unrealized loss position	$338,485	$2,003	$313,673	$10,422	$652,158	$12,425

At September 30, 2015, there were 137 available-for-sale securities and 15 held-to-maturity securities that were in an unrealized loss position. United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at September 30, 2015, December 31, 2014 and September 30, 2014 were primarily attributable to changes in interest rates and therefore, United does not consider them to be impaired.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes available-for-sale securities sales activity for the three and nine months ended September 30, 2015 and 2014 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Proceeds from sales	$137,702	$13,290	$274,519	$403,517

Gross gains on sales	$328	$11	$1,880	$5,795
Gross losses on sales	(3)	-	(3)	(1,132)

Net gains on sales of securities	$325	$11	$1,877	$4,663

Income tax expense attributable to sales	$121	$4	$724	$1,821

Securities with a carrying value of $1.45 billion, $1.51 billion and $1.38 billion were pledged to secure public deposits and other secured borrowings at September 30, 2015, December 31, 2014 and September 30, 2014, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amortized cost and fair value of held-to-maturity and available-for-sale securities at September 30, 2015, by contractual maturity, are presented in the following table (in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

US Treasuries:
1 to 5 years	$87,168	$87,925	$-	$-
5 to 10 years	75,623	76,302	-	-
	162,791	164,227	-	-

US Government agencies:
1 to 5 years	23,027	23,018	-	-
5 to 10 years	77,920	78,752	-	-
	100,947	101,770	-	-

State and political subdivisions:
Within 1 year	4,013	4,065	3,510	3,600
1 to 5 years	10,657	10,926	15,509	16,635
5 to 10 years	12,093	12,075	19,245	21,071
More than 10 years	9,254	9,312	3,830	4,182
	36,017	36,378	42,094	45,488

Corporate bonds:
1 to 5 years	141,657	142,523	-	-
5 to 10 years	33,451	34,062	-	-
More than 10 years	32,451	31,105	-	-
	207,559	207,690	-	-

Asset-backed securities:
1 to 5 years	2,837	2,868	-	-
5 to 10 years	241,369	240,672	-	-
More than 10 years	225,530	224,716	-	-
	469,736	468,256	-	-

Other:
More than 10 years	1,866	1,866	-	-
	1,866	1,866	-	-

Total securities other than mortgage-backed securities:
Within 1 year	4,013	4,065	3,510	3,600
1 to 5 years	265,346	267,260	15,509	16,635
5 to 10 years	440,456	441,863	19,245	21,071
More than 10 years	269,101	266,999	3,830	4,182

Mortgage-backed securities	1,106,835	1,119,681	315,455	322,608

	$2,085,751	$2,099,868	$357,549	$368,096

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Loans and Allowance for Credit Losses

Major classifications of loans as of September 30, 2015, December 31, 2014 and September 30, 2014, are summarized as follows (in thousands).

	September 30,	December 31,	September 30,
	2015	2014	2014

Owner occupied commercial real estate	$1,479,246	$1,163,480	$1,153,933
Income producing commercial real estate	817,833	598,537	604,727
Commercial & industrial	890,233	710,256	649,853
Commercial construction	318,345	196,030	180,794
Total commercial	3,505,657	2,668,303	2,589,307
Residential mortgage	1,061,610	865,789	865,568
Home equity lines of credit	584,934	465,872	458,819
Residential construction	334,084	298,627	307,178
Consumer installment	116,603	104,899	105,345
Indirect auto	420,697	268,629	242,669
Total loans	6,023,585	4,672,119	4,568,886
Less allowance for loan losses	(69,062)	(71,619)	(71,928)
Loans, net	$5,954,523	$4,600,500	$4,496,958

At September 30, 2015, December 31, 2014 and September 30, 2014, loans totaling $2.51 billion, $2.35 billion and $2.21 billion, respectively, were pledged as collateral to secure FHLB advances and other contingent funding sources.

At September 30, 2015, the carrying value and unpaid principal balance of purchased credit impaired (“PCI”) loans accounted for under ASC 310-30 was $52.2 million and $73.1 million, respectively. The following table presents changes in the value of the accretable yield for acquired loans accounted for under ASC Topic 310-30 for the three and nine months ended September 30, 2015 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
Balance at beginning of period	$946	$-
Additions due to acquisitions	4,834	5,863
Accretion	(316)	(399)
Balance at end of period	$5,464	$5,464

In addition to the accretable yield on loans accounted for under ASC Topic 310-30, the fair value adjustments on purchased loans outside the scope of ASC Topic 310-30 are also accreted to interest income over the life of the loans. At September 30, 2015, the remaining accretable fair value mark on loans acquired through a business combination and not accounted for under ASC Topic 310-30 was $7.71 million. In addition, indirect auto loans purchased at a premium outside of a business combination have a remaining premium of $11.0 million.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the balance and activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2015 and 2014 (in thousands).

	2015					2014
Three Months Ended September 30,	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance	Beginning Balance	Charge- Offs	Recoveries	Allocation of Unallocated	Provision	Ending Balance

Owner occupied commercial real estate	$16,339	$(463)	$228	$(495)	$15,609	$17,804	$(832)	$86	$-	$(1,758)	$15,300
Income producing commercial real estate	8,200	(126)	231	(532)	7,773	11,761	(598)	494	-	(866)	10,791
Commercial & industrial	4,728	(508)	319	1,041	5,580	3,885	(30)	372	-	(1,009)	3,218
Commercial construction	4,895	(80)	21	1,659	6,495	4,067	(104)	1	-	1,686	5,650
Residential mortgage	19,052	(848)	415	(1,880)	16,739	16,763	(1,357)	240	-	1,940	17,586
Home equity lines of credit	5,479	(413)	120	1,119	6,305	6,338	(405)	50	-	(1,144)	4,839
Residential construction	9,337	(50)	174	(1,078)	8,383	11,208	(753)	41	-	2,358	12,854
Consumer installment	688	(496)	221	352	765	599	(449)	256	-	333	739
Indirect auto	1,411	(175)	13	164	1,413	823	(178)	11	-	295	951
Total allowance for loan losses	70,129	(3,159)	1,742	350	69,062	73,248	(4,706)	1,551	-	1,835	71,928
Allowance for unfunded commitments	2,580	-	-	350	2,930	2,165	-	-	-	165	2,330
Total allowance for credit losses	$72,709	$(3,159)	$1,742	$700	$71,992	$75,413	$(4,706)	$1,551	$-	$2,000	$74,258

Nine Months Ended September 30,	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance	Beginning Balance	Charge- Offs	Recoveries	Allocation of Unallocated	Provision	Ending Balance

Owner occupied commercial real estate	$16,041	$(1,194)	$317	$445	$15,609	$17,164	$(2,116)	$2,929	$1,278	$(3,955)	$15,300
Income producing commercial real estate	10,296	(448)	588	(2,663)	7,773	7,174	(1,435)	691	688	3,673	10,791
Commercial & industrial	3,255	(1,139)	1,236	2,228	5,580	6,527	(2,005)	1,263	318	(2,885)	3,218
Commercial construction	4,747	(249)	72	1,925	6,495	3,669	(236)	1	388	1,828	5,650
Residential mortgage	20,311	(2,535)	899	(1,936)	16,739	15,446	(5,738)	597	1,452	5,829	17,586
Home equity lines of credit	4,574	(834)	160	2,405	6,305	5,528	(2,032)	218	391	734	4,839
Residential construction	10,603	(1,689)	645	(1,176)	8,383	12,532	(3,004)	410	1,728	1,188	12,854
Consumer installment	731	(1,171)	784	421	765	1,353	(1,580)	974	-	(8)	739
Indirect auto	1,061	(433)	34	751	1,413	1,126	(344)	38	-	131	951
Unallocated	-	-	-	-	-	6,243	-	-	(6,243)	-	-
Total allowance for loan losses	71,619	(9,692)	4,735	2,400	69,062	76,762	(18,490)	7,121	-	6,535	71,928
Allowance for unfunded commitments	1,930	-	-	1,000	2,930	2,165	-	-	-	165	2,330
Total allowance for credit losses	$73,549	$(9,692)	$4,735	$3,400	$71,992	$78,927	$(18,490)	$7,121	$-	$6,700	$74,258

In the first quarter of 2014, United modified its allowance for loan losses methodology to incorporate a loss emergence period. The increase in precision resulting from the use of the loss emergence period led to the full allocation of the portion of the allowance that had previously been unallocated.

The following table represents the recorded investment in loans by portfolio segment and the balance of the allowance for loan losses assigned to each segment based on the method of evaluating the loans for impairment as of September 30, 2015, December 31, 2014 and September 30, 2014 (in thousands).

	September 30, 2015				December 31, 2014			September 30, 2014
Allowance for Loan Losses	Individually evaluated for impairment	Collectively evaluated for impairment	Purchased with deteriorated credit quality	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance

Owner occupied commercial real estate	$1,506	$14,103	$-	$15,609	$2,737	$13,304	$16,041	$2,125	$13,175	$15,300
Income producing commercial real estate	625	7,148	-	7,773	1,917	8,379	10,296	2,380	8,411	10,791
Commercial & industrial	129	5,451	-	5,580	15	3,240	3,255	26	3,192	3,218
Commercial construction	482	6,013	-	6,495	729	4,018	4,747	1,164	4,486	5,650
Residential mortgage	3,205	13,534	-	16,739	3,227	17,084	20,311	3,501	14,085	17,586
Home equity lines of credit	19	6,286	-	6,305	47	4,527	4,574	51	4,788	4,839
Residential construction	207	8,176	-	8,383	1,192	9,411	10,603	1,037	11,817	12,854
Consumer installment	10	755	-	765	18	713	731	23	716	739
Indirect auto	-	1,413	-	1,413	-	1,061	1,061	-	951	951
Total allowance for loan losses	6,183	62,879	-	69,062	9,882	61,737	71,619	10,307	61,621	71,928
Allowance for unfunded commitments	-	2,930	-	2,930	-	1,930	1,930	-	2,330	2,330
Total allowance for credit losses	$6,183	$65,809	$-	$71,992	$9,882	$63,667	$73,549	$10,307	$63,951	$74,258

Loans Outstanding

Owner occupied commercial real estate	$38,513	$1,426,787	$13,946	$1,479,246	$34,654	$1,128,826	$1,163,480	$33,635	$1,120,298	$1,153,933
Income producing commercial real estate	20,580	769,093	28,160	817,833	24,484	574,053	598,537	26,120	578,607	604,727
Commercial & industrial	4,564	885,002	667	890,233	3,977	706,279	710,256	4,540	645,313	649,853
Commercial construction	12,413	303,683	2,249	318,345	12,321	183,709	196,030	12,127	168,667	180,794
Residential mortgage	22,446	1,034,893	4,271	1,061,610	18,775	847,014	865,789	18,778	846,790	865,568
Home equity lines of credit	477	582,754	1,703	584,934	478	465,394	465,872	531	458,288	458,819
Residential construction	8,352	324,599	1,133	334,084	11,604	287,023	298,627	13,055	294,123	307,178
Consumer installment	235	116,349	19	116,603	179	104,720	104,899	245	105,100	105,345
Indirect auto	-	420,608	89	420,697	-	268,629	268,629	-	242,669	242,669
Total loans	$107,580	$5,863,768	$52,237	$6,023,585	$106,472	$4,565,647	$4,672,119	$109,031	$4,459,855	$4,568,886

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

When a loan officer determines that a loan is uncollectible, he or she is responsible for recommending that the loan be placed on nonaccrual and charged off. Full or partial charge-offs may also be recommended by the Collections Department, the Special Assets Department, the Loss Mitigation Department and the Foreclosure/OREO Department. Nonaccrual real estate loans that are collateral dependent are generally charged down to 80% of the appraised value of the underlying collateral at the time they are placed on nonaccrual status.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Commercial and consumer asset quality committees consisting of the Chief Credit Officer, Senior Risk Officers and Senior Credit Officers meet monthly to review charge-offs that have occurred during the previous month.

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

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2015, December 31, 2014 and September 30, 2014 (in thousands).

	September 30, 2015			December 31, 2014			September 30, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Owner occupied commercial real estate	$14,274	$13,949	$-	$12,025	$11,325	$-	$11,370	$10,370	$-
Income producing commercial real estate	10,746	10,603	-	8,311	8,311	-	9,872	9,872	-
Commercial & industrial	1,721	1,624	-	1,679	1,042	-	2,178	1,560	-
Commercial construction	-	-	-	-	-	-	-	-	-
Total commercial	26,741	26,176	-	22,015	20,678	-	23,420	21,802	-
Residential mortgage	1,943	1,220	-	2,569	1,472	-	1,319	954	-
Home equity lines of credit	-	-	-	-	-	-	-	-	-
Residential construction	3,255	3,255	-	4,338	3,338	-	5,460	4,172	-
Consumer installment	-	-	-	-	-	-	-	-	-
Indirect auto	-	-	-	-	-	-	-	-	-
Total with no related allowance recorded	31,939	30,651	-	28,922	25,488	-	30,199	26,928	-

With an allowance recorded:
Owner occupied commercial real estate	24,755	24,564	1,506	24,728	23,329	2,737	24,828	23,265	2,125
Income producing commercial real estate	10,067	9,977	625	16,352	16,173	1,917	16,797	16,248	2,380
Commercial & industrial	2,940	2,940	129	2,936	2,935	15	2,980	2,980	26
Commercial construction	12,584	12,413	482	12,401	12,321	729	12,281	12,127	1,164
Total commercial	50,346	49,894	2,742	56,417	54,758	5,398	56,886	54,620	5,695
Residential mortgage	21,738	21,226	3,205	17,732	17,303	3,227	18,657	17,824	3,501
Home equity lines of credit	477	477	19	478	478	47	531	531	51
Residential construction	6,098	5,097	207	8,962	8,266	1,192	9,427	8,883	1,037
Consumer installment	260	235	10	179	179	18	245	245	23
Indirect auto	-	-	-	-	-	-	-	-	-
Total with an allowance recorded	78,919	76,929	6,183	83,768	80,984	9,882	85,746	82,103	10,307
Total	$110,858	$107,580	$6,183	$112,690	$106,472	$9,882	$115,945	$109,031	$10,307

Excluding loans accounted for under ASC Topic 310-30, there were no loans more than 90 days past due and still accruing interest at September 30, 2015, December 31, 2014 or September 30, 2014. Nonaccrual loans include both homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans. United’s policy is to place loans on nonaccrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is classified on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Principal and interest payments received on a nonaccrual loan are applied to reduce outstanding principal.

Loans accounted for under ASC Topic 310-30 are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. Loans accounted for under ASC Topic 310-30 were not classified as nonaccrual at September 30, 2015 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all acquired loans being accounted for under ASC Topic 310-30.

The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms was approximately $262,000 and $705,000 for the three months ended September 30, 2015 and 2014, respectively and $686,000 and $1.37 million for the nine months ended September 30, 2015 and 2014, respectively. The gross additional interest revenue that would have been earned for the three and nine months ended September 30, 2015 and 2014 had performing TDRs performed in accordance with the original terms is immaterial.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired are presented below for the three and nine months ended September 30, 2015 and 2014 (in thousands).

	2015			2014
Three Months Ended September 30,	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received
Owner occupied commercial real estate	$37,840	$484	$523	$33,715	$430	$448
Income producing commercial real estate	20,802	265	281	26,622	325	341
Commercial & industrial	4,637	43	77	4,698	43	85
Commercial construction	12,584	116	116	12,203	119	96
Total commercial	75,863	908	997	77,238	917	970
Residential mortgage	23,176	242	197	19,235	215	215
Home equity lines of credit	477	5	5	538	6	5
Residential construction	8,560	123	123	13,146	130	130
Consumer installment	242	5	4	251	4	5
Indirect auto	-	-	-	-	-	-
Total	$108,318	$1,283	$1,326	$110,408	$1,272	$1,325

Nine Months Ended September 30,
Owner occupied commercial real estate	$37,605	$1,413	$1,491	$31,460	$1,191	$1,219
Income producing commercial real estate	21,427	805	810	26,299	953	991
Commercial & industrial	4,627	126	202	4,314	135	186
Commercial construction	12,340	349	353	12,086	335	338
Total commercial	75,999	2,693	2,856	74,159	2,614	2,734
Residential mortgage	21,955	667	633	20,384	672	670
Home equity lines of credit	504	15	15	531	16	17
Residential construction	9,294	371	381	13,315	452	455
Consumer installment	185	11	10	345	16	19
Indirect auto	-	-	-	-	-	-
Total	$107,937	$3,757	$3,895	$108,734	$3,770	$3,895

The following table presents the recorded investment in nonaccrual loans by loan class as of September 30, 2015, December 31, 2014 and September 30, 2014 (in thousands).

	Nonaccrual Loans
	September 30, 2015	December 31, 2014	September 30, 2014

Owner occupied commercial real estate	$5,918	$4,133	$2,156
Income producing commercial real estate	1,238	717	1,742
Commercial & industrial	1,068	1,571	1,593
Commercial construction	256	83	148
Total commercial	8,480	6,504	5,639
Residential mortgage	8,847	8,196	8,350
Home equity lines of credit	890	695	720
Residential construction	929	2,006	3,543
Consumer installment	196	134	139
Indirect auto	722	346	354
Total	$20,064	$17,881	$18,745

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans as of September 30, 2015, December 31, 2014 and September 30, 2014 by class of loans (in thousands).

	Loans Past Due				Loans Not
As of September 30, 2015	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Past Due	PCI Loans	Total
Owner occupied commercial real estate	$3,200	$788	$3,267	$7,255	$1,458,045	$13,946	$1,479,246
Income producing commercial real estate	1,814	-	440	2,254	787,419	28,160	817,833
Commercial & industrial	1,040	163	858	2,061	887,505	667	890,233
Commercial construction	285	79	44	408	315,688	2,249	318,345
Total commercial	6,339	1,030	4,609	11,978	3,448,657	45,022	3,505,657
Residential mortgage	4,937	2,501	2,504	9,942	1,047,397	4,271	1,061,610
Home equity lines of credit	1,237	360	196	1,793	581,438	1,703	584,934
Residential construction	663	88	129	880	332,071	1,133	334,084
Consumer installment	549	94	50	693	115,891	19	116,603
Indirect auto	852	468	319	1,639	418,969	89	420,697
Total loans	$14,577	$4,541	$7,807	$26,925	$5,944,423	$52,237	$6,023,585

As of December 31, 2014
Owner occupied commercial real estate	$1,444	$1,929	$1,141	$4,514	$1,158,966	$-	$1,163,480
Income producing commercial real estate	2,322	1,172	-	3,494	595,043	-	598,537
Commercial & industrial	302	40	1,425	1,767	708,489	-	710,256
Commercial construction	-	-	66	66	195,964	-	196,030
Total commercial	4,068	3,141	2,632	9,841	2,658,462	-	2,668,303
Residential mortgage	5,234	2,931	3,278	11,443	854,346	-	865,789
Home equity lines of credit	961	303	167	1,431	464,441	-	465,872
Residential construction	1,172	268	1,395	2,835	295,792	-	298,627
Consumer installment	607	136	33	776	104,123	-	104,899
Indirect auto	200	146	141	487	268,142	-	268,629
Total loans	$12,242	$6,925	$7,646	$26,813	$4,645,306	$-	$4,672,119

As of September 30, 2014
Owner occupied commercial real estate	$2,769	$257	$947	$3,973	$1,149,960	$-	$1,153,933
Income producing commercial real estate	417	991	226	1,634	603,093	-	604,727
Commercial & industrial	900	103	861	1,864	647,989	-	649,853
Commercial construction	123	182	-	305	180,489	-	180,794
Total commercial	4,209	1,533	2,034	7,776	2,581,531	-	2,589,307
Residential mortgage	6,985	3,136	2,563	12,684	852,884	-	865,568
Home equity lines of credit	1,566	373	375	2,314	456,505	-	458,819
Residential construction	1,262	329	2,803	4,394	302,784	-	307,178
Consumer installment	995	322	191	1,508	103,837	-	105,345
Indirect auto	278	83	200	561	242,108	-	242,669
Total loans	$15,295	$5,776	$8,166	$29,237	$4,539,649	$-	$4,568,886

As of September 30, 2015, December 31, 2014, and September 30, 2014, $5.66 million, $9.72 million and $9.82 million, respectively, of specific reserves were allocated to customers whose loan terms have been modified in TDRs. United committed to lend additional amounts totaling up to $189,000, $51,000 and $38,000 as of September 30, 2015, December 31, 2014 and September 30, 2014, respectively, to customers with outstanding loans that are classified as TDRs.

The modification of the terms of the TDRs included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the amortization period that would not otherwise be considered in the current market for new debt with similar risk characteristics; a restructuring of the borrower’s debt into an “A/B note structure” where the A note would fall within the borrower’s ability to pay and the remainder would be included in the B note; a mandated bankruptcy restructuring; or interest-only payment terms greater than 90 days where the borrower is unable to amortize the loan.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents information on TDRs including the number of loan contracts restructured and the pre- and post-modification recorded investment as of September 30, 2015, December 31, 2014 and September 30, 2014 (dollars in thousands).

	September 30, 2015			December 31, 2014			September 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Owner occupied commercial real estate	55	$32,931	$32,796	54	$27,695	$26,296	52	$27,811	$26,248
Income producing commercial real estate	28	14,435	14,361	31	18,094	17,915	32	19,652	19,104
Commercial & industrial	31	3,465	3,459	32	2,848	2,847	33	2,941	2,941
Commercial construction	15	11,557	11,386	14	11,360	11,280	14	11,238	11,084
Total commercial	129	62,388	62,002	131	59,997	58,338	131	61,642	59,377
Residential mortgage	171	20,074	19,421	154	18,630	17,836	160	19,555	18,356
Home equity lines of credit	2	477	477	2	478	478	4	531	531
Residential construction	45	6,585	5,968	48	8,962	8,265	50	10,916	10,084
Consumer installment	22	254	235	17	179	179	20	245	245
Indirect auto	35	572	572	-	-	-	-	-	-
Total loans	404	$90,350	$88,675	352	$88,246	$85,096	365	$92,889	$88,593

Loans modified under the terms of a TDR during the three and nine months ended September 30, 2015 and 2014 are presented in the table below. In addition, the following table presents loans modified under the terms of a TDR that became 90 days or more delinquent during the three and nine months ended September 30, 2015 and 2014, that were initially restructured within one year prior to becoming delinquent (dollars in thousands).

	New TDRs for the Three Months Ended September 30,					New TDRs for the Nine Months Ended September 30,
		Pre- Modification Outstanding	Post- Modification Outstanding	Modified Within the Previous Twelve Months that Have Subsequently Defaulted During the Three Months Ended September 30, 2015			Pre- Modification Outstanding	Post- Modification Outstanding	Modified Within the Previous Twelve Months that Have Subsequently Defaulted During the Nine Months Ended September 30, 2015
2015	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment

Owner occupied commercial real estate	3	$667	$666	1	$178	11	$13,204	$13,159	1	$178
Income producing commercial real estate	-	-	-	-	-	3	310	310	-	-
Commercial & industrial	1	23	23	-	-	7	1,203	1,203	-	-
Commercial construction	-	-	-	-	-	1	233	233	-	-
Total commercial	4	690	689	1	178	22	14,950	14,905	1	178
Residential mortgage	10	939	939	-	-	33	3,060	3,060	-	-
Home equity lines of credit	-	-	-	-	-	1	83	74	-	-
Residential construction	1	347	347	-	-	3	510	486	-	-
Consumer installment	4	58	58	-	-	6	86	86	1	30
Indirect auto	-	-	-	-	-	-	-	-	-	-
Total loans	19	$2,034	$2,033	1	$178	65	$18,689	$18,611	2	$208

		Pre- Modification Outstanding	Post- Modification Outstanding	Modified Within the Previous Twelve Months that Have Subsequently Defaulted During the Three Months Ended September 30, 2014			Pre- Modification Outstanding	Post- Modification Outstanding	Modified Within the Previous Twelve Months that Have Subsequently Defaulted During the Nine Months Ended September 30, 2014
2014	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment

Owner occupied commercial real estate	2	$747	$747	-	$-	9	$4,139	$4,139	1	$104
Income producing commercial real estate	-	-	-	-	-	5	1,992	1,992	-	-
Commercial & industrial	6	452	452	-	-	10	782	782	2	54
Commercial construction	-	-	-	-	-	2	471	471	-	-
Total commercial	8	1,199	1,199	-	-	26	7,384	7,384	3	158
Residential mortgage	10	778	673	2	139	33	2,924	2,778	8	871
Home equity lines of credit	-	-	-	-	-	1	36	36	-	-
Residential construction	-	-	-	-	-	3	1,124	1,124	-	-
Consumer installment	-	-	-	-	-	5	226	226	-	-
Indirect auto	-	-	-	-	-	-	-	-	-	-
Total loans	18	$1,977	$1,872	2	$139	68	$11,694	$11,548	11	$1,029

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of September 30, 2015, December 31, 2014 and September 30, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands).

As of September 30, 2015	Pass	Watch	Substandard	Doubtful / Loss	Total
Owner occupied commercial real estate	$1,398,607	$25,650	$41,043	$-	$1,465,300
Income producing commercial real estate	766,637	4,668	18,368	-	789,673
Commercial & industrial	874,385	8,402	6,779	-	889,566
Commercial construction	311,209	2,273	2,614	-	316,096
Total commercial	3,350,838	40,993	68,804	-	3,460,635
Residential mortgage	1,010,610	5,878	40,851	-	1,057,339
Home equity lines of credit	577,206	-	6,025	-	583,231
Residential construction	318,836	3,748	10,367	-	332,951
Consumer installment	115,619	-	965	-	116,584
Indirect auto	418,710	-	1,898	-	420,608
Total loans, excluding PCI loans	$5,791,819	$50,619	$128,910	$-	$5,971,348
Owner occupied commercial real estate	$1,499	$4,816	$7,283	$348	$13,946
Income producing commercial real estate	9,624	5,809	12,727	-	28,160
Commercial & industrial	30	97	489	51	667
Commercial construction	1,722	9	518	-	2,249
Total commercial	12,875	10,731	21,017	399	45,022
Residential mortgage	-	426	3,845	-	4,271
Home equity lines of credit	223	-	1,480	-	1,703
Residential construction	350	42	741	-	1,133
Consumer installment	-	-	19	-	19
Indirect auto	-	-	89	-	89
Total PCI loans	$13,448	$11,199	$27,191	$399	$52,237
As of December 31, 2014
Owner occupied commercial real estate	$1,094,057	$18,889	$50,534	$-	$1,163,480
Income producing commercial real estate	560,559	16,701	21,277	-	598,537
Commercial & industrial	696,805	4,017	9,434	-	710,256
Commercial construction	190,070	2,311	3,649	-	196,030
Total commercial	2,541,491	41,918	84,894	-	2,668,303
Residential mortgage	814,168	11,594	40,027	-	865,789
Home equity lines of credit	459,881	-	5,991	-	465,872
Residential construction	280,166	5,535	12,926	-	298,627
Consumer installment	103,383	-	1,516	-	104,899
Indirect auto	267,709	-	920	-	268,629
Total loans	$4,466,798	$59,047	$146,274	$-	$4,672,119
As of September 30, 2014
Owner occupied commercial real estate	$1,076,822	$25,098	$52,013	$-	$1,153,933
Income producing commercial real estate	563,451	17,319	23,957	-	604,727
Commercial & industrial	637,160	3,602	9,091	-	649,853
Commercial construction	174,443	2,356	3,995	-	180,794
Total commercial	2,451,876	48,375	89,056	-	2,589,307
Residential mortgage	803,937	10,300	51,331	-	865,568
Home equity lines of credit	450,026	-	8,793	-	458,819
Residential construction	284,491	7,389	15,298	-	307,178
Consumer installment	102,460	-	2,885	-	105,345
Indirect auto	242,315	-	354	-	242,669
Total loans	$4,335,105	$66,064	$167,717	$-	$4,568,886

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

Note 7 – Servicing Rights for Government Guaranteed Loans

United accounts for servicing rights for government guaranteed loans serviced for others at fair value and includes them in other assets. Changes in the balances of servicing assets and servicing liabilities subsequently measured using the fair value measurement method for the three and nine months ended September 30, 2015 and 2014 are recorded as follows (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Servicing rights for government guaranteed loans, beginning of period	$3,118	$2,262	$2,551	$-
Additions:
Acquired servicing rights	137	-	137	2,133
Originated servicing rights capitalized upon sale on loans	455	184	1,087	313
Changes in fair value:
Due to change in valuation inputs or assumptions used in valuation model	(379)	(27)	(444)	(27)
Servicing rights for government guaranteed loans, end of period	$3,331	$2,419	$3,331	$2,419

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the Company’s government guaranteed servicing assets as of September 30, 2015 and December 31, 2014, and the sensitivity of the fair values to immediate adverse changes in those assumptions are shown in the table below (in thousands).

Sensitivity of the Servicing Rights For Government Guaranteed Loans

	September 30,	December 31,
	2015	2014
Fair value of retained servicing assets	$3,331	$2,551
Prepayment rate assumption	7.01%	6.70%
10% adverse change	$(87)	$(62)
20% adverse change	$(170)	$(122)
Discount rate	11.9%	12.0%
100 bps adverse change	$(116)	$(85)
200bps adverse change	$(225)	$(164)
Weighted-average life (months)	6.9	6.5
Weighted-average gross margin	2.03%	2.00%

Note 8 – Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the details regarding amounts reclassified out of accumulated other comprehensive income for the three and nine months ended September 30, 2015 and 2014 (in thousands).

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Affected Line Item in the Statement
Comprehensive Income Components	2015	2014	2015	2014	Where Net Income is Presented

Realized gains on sales of available-for-sale securities:
	$325	$11	$1,877	$4,663	Securities gains, net
	(121)	(4)	(724)	(1,821)	Tax expense
	$204	$7	$1,153	$2,842	Net of tax

Amortization of (losses) gains included in net income on available-for-sale securities transferred to held to maturity:
	$(269)	$(468)	$(1,041)	$(1,207)	Investment securities interest revenue
	99	176	387	453	Tax benefit
	$(170)	$(292)	$(654)	$(754)	Net of tax

Gains included in net income on derivative financial instruments accounted for as cash flow hedges:
Effective portion of interest rate contracts	$-	$(317)	$-	$(764)	Time deposit interest expense
Amortization of losses on de-designated positions	(15)	-	(93)	-	Deposits in banks and short-term investmens in interest revenue
Amortization of losses on de-designated positions	(237)	(81)	(502)	(105)	Money market deposit interest expense
Amortization of losses on de-designated positions	(298)	-	(835)	-	Federal Home Loan Bank advances interest expense
Amortization of losses on de-designated positions	-	(313)	-	(512)	Time deposit interest expense
	(550)	(711)	(1,430)	(1,381)	Total before tax
	214	277	556	538	Tax benefit
	$(336)	$(434)	$(874)	$(843)	Net of tax

Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan
Prior service cost	$(91)	$(91)	$(274)	$(274)	Salaries and employee benefits expense
Actuarial losses	(68)	-	(204)	-	Salaries and employee benefits expense
	(159)	(91)	(478)	(274)	Total before tax
	62	36	186	107	Tax benefit
	$(97)	$(55)	$(292)	$(167)	Net of tax

Total reclassifications for the period	$(399)	$(774)	$(667)	$1,078	Net of tax

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

During the three and nine months ended September 30, 2015 and 2014, United accrued dividends on preferred stock as shown in the following table (in thousands).

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Series H - 1% until March 15, 2016, subject to change based on Qualified Small Business Lending, 9% thereafter	$25	$-	$42	$-
Series B - 5% fixed until December 6, 2013, 9% thereafter	-	-	-	159
Series D - LIBOR plus 9.6875%, resets quarterly	-	-	-	280
Total preferred stock dividends	$25	$-	$42	$439

All preferred stock dividends are payable quarterly.

The preferred stock dividends were subtracted from net income in order to arrive at net income available to common shareholders.

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income available to common shareholders	$17,862	$17,616	$53,328	$48,934

Weighted average shares outstanding:
Basic	66,294	60,776	63,297	60,511
Effect of dilutive securities
Stock options	6	3	5	2
Diluted	66,300	60,779	63,302	60,513

Net income per common share:
Basic	$.27	$.29	$.84	$.81
Diluted	$.27	$.29	$.84	$.81

At September 30, 2015, United had the following potentially dilutive stock options and warrants outstanding: a warrant to purchase 219,909 shares of common stock at $61.40 per share; 255,229 shares of common stock issuable upon exercise of stock options granted to employees with a weighted average exercise price of $90.10; and 735,280 shares of common stock issuable upon completion of vesting of restricted stock unit awards.

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

Note 10 – Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

United is exposed to certain risks arising from both its business operations and economic conditions. United principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. United manages interest rate risk primarily by managing the amount, sources, and duration of its investment securities portfolio and wholesale funding and through the use of derivative financial instruments. Specifically, United enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Derivative financial instruments are used to manage differences in the amount, timing, and duration of known or expected cash receipts and its known or expected cash payments principally related to loans, investment securities, wholesale borrowings and deposits.

In conjunction with the FASB’s fair value measurement guidance, United made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a gross basis.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the fair value of United’s derivative financial instruments as well as their classification on the consolidated balance sheet as of September 30, 2015, December 31, 2014 and September 30, 2014 (in thousands).

Derivatives designated as hedging instruments under ASC 815

		Fair Value
Interest Rate Products	Balance Sheet Location	September 30, 2015	December 31, 2014	September 30, 2014
Cash flow hedge of money market deposits	Derivative assets	$-	$-	$1,349
Fair value hedge of brokered CD's	Derivative assets	118	-	-
		$118	$-	$1,349
Cash flow hedge of money market deposits	Derivative liabilities	$-	$350	$-
Fair value hedge of brokered CD's	Derivative liabilities	1,128	5,817	10,201
Fair value hedge of corporate bonds	Derivative liabilities	395	-	-
		$1,523	$6,167	$10,201

Derivatives not designated as hedging instruments under ASC 815
		Fair Value
Interest Rate Products	Balance Sheet Location	September 30, 2015	December 31, 2014	September 30, 2014
Customer swap positions	Derivative assets	$5,234	$3,433	$2,067
Dealer offsets to customer swap positions	Derivative assets	-	128	475
Mortgage banking - loan commitment	Derivative assets	384	-	-
Bifurcated embedded derivatives	Derivative assets	6,455	12,262	14,780
Offsetting positions for de-designated cash flow hedges	Derivative assets	7,715	4,776	3,550
		$19,788	$20,599	$20,872
Customer swap positions	Derivative liabilities	$5,270	$129	$475
Dealer offsets to customer swap positions	Derivative liabilities	-	3,456	2,087
Mortgage banking - forward sales commitment	Derivative liabilities	91	-	-
Dealer offsets to bifurcated embedded derivatives	Derivative liabilities	12,800	17,467	19,858
De-designated cash flow hedges	Derivative liabilities	7,717	4,778	3,550
		$25,878	$25,830	$25,970

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

In addition, United originates certain residential mortgage loans with the intention of selling these loans. Between the time United enters into an interest-rate lock commitment to originate a residential mortgage loan that is to be held for sale and the time the loan is funded and eventually sold, the Company is subject to the risk of variability in market prices. United also enters into forward sale agreements to mitigate risk and to protect the expected gain on the eventual loan sale. Most of this activity is on a matched basis, with a loan sale commitment hedging a specific loan. The commitments to originate residential mortgage loans and forward loan sales commitments are freestanding derivative instruments. The underlying loans are accounted for under the lower of cost or fair value method and are not reflected in the table above. Fair value adjustments on these derivative instruments are recorded within mortgage loan and other related fee income in the consolidated statement of income.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cash Flow Hedges of Interest Rate Risk

United’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, United uses interest rate swaps as part of its interest rate risk management strategy. United’s interest rate swaps designated as cash flow hedges involved the payment of fixed-rate amounts to a counterparty in exchange for United receiving variable-rate payments over the life of the agreements without exchange of the underlying notional amount. United’s cash flow hedges were for the purpose of converting variable rate deposits and wholesale borrowings to the economic equivalent of a fixed rate to protect United in a rising rate environment. At September 30, 2015 United did not have any active cash flow hedges. At December 31, 2014, United had one swap contract outstanding with a total notional amount of $175 million that was designated as a cash flow hedge of indexed money market accounts. At September 30, 2014, United had two swap contracts outstanding with a total notional amount of $275 million that were designated as cash flow hedges of indexed money market accounts. During the second and fourth quarters of 2014, United de-designated swaps with a notional of $500 million and put on offsetting positions which had a similar effect to terminating the positions. In addition, in the first quarter of 2015, United terminated its one remaining cash flow hedge with a notional of $175 million. Changes in United’s balance sheet composition and interest rate risk position made the hedges no longer necessary as protection against rising interest rates. The loss remaining in other comprehensive income on the de-designated swaps is being amortized into earnings over the original term of the swaps as the forecasted transactions that the swaps were originally designated to hedge are still expected to occur.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense when the swaps become effective, as interest payments are made on United’s LIBOR based, variable-rate wholesale borrowings and indexed deposit accounts. United expects that $1.93 million will be reclassified as an increase to deposit interest expense over the next twelve months related to these cash flow hedges.

The table below presents the effect of United’s cash flow hedges on the consolidated statement of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands).

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2015	2014	Location	2015	2014	Location	2015	2014

Three Months Ended September 30,

Interest rate swaps	$-	$412	Interest expense	$(550)	$(711)	Interest expense	$-	$12

Nine Months Ended September 30,

Interest rate swaps	$(471)	$(5,967)	Interest expense	$(1,430)	$(1,381)	Interest expense	$(7)	$(73)

Fair Value Hedges of Interest Rate Risk

United is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in interest rates. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in interest rates. Interest rate swaps designated as fair value hedges of brokered deposits involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate swaps designated as fair value hedges of fixed rate investments involve the receipt of variable-rate payments from a counterparty in exchange for United making fixed rate payments over the life of the instrument without the exchange of the underlying notional amount. At September 30, 2015, United had 14 interest rate swaps with an aggregate notional amount of $174 million that were designated as fair value hedges of interest rate risk and were pay-variable / receive-fixed swaps hedging the changes in the fair value of fixed rate brokered time deposits resulting from changes in interest rates. Also at September 30, 2015, United had one interest rate swap with a notional of $30 million that was designated as a pay-fixed / receive variable fair value hedge of changes in the fair value of a fixed rate corporate bond. At September 30, 2014, United had 16 interest rate swaps with an aggregate notional amount of $199 million that were designated as fair value hedges of interest rate risk. These contracts were pay-variable / receive-fixed swaps hedging changes in the fair value of fixed rate brokered time deposits resulting from changes in interest rates.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives. During the three and nine months ended September 30, 2015, United recognized net gains of $14,000 and $184,000, respectively, and during the three and nine months ended September 30, 2014, United recognized net losses of $312,000 and $937,000, respectively, related to ineffectiveness in the fair value hedging relationships. United also recognized net reductions of interest expense of $1.12 million and $3.39 million, respectively, for the three and nine months ended September 30, 2015 and net reductions of interest expense of $1.04 million and $3.47 million, respectively, for the three and nine months ended September 30, 2014 related to United’s fair value hedges of brokered time deposits, which includes net settlements on the derivatives. United recognized reductions of interest revenue on securities during the three and nine months ended September 30, 2015 of $142,000 and $361,000, respectively, and a reduction of interest revenue on securities during the nine months ended September 30, 2014 of $955,000 related to United’s fair value hedges of corporate bonds that were terminated in the second quarter of 2014.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the effect of United’s derivatives in fair value hedging relationships on the consolidated statement of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands).

	Location of Gain	Amount of Gain (Loss)		Amount of Gain (Loss)
	(Loss) Recognized	Recognized in Income		Recognized in Income
	in Income on	on Derivative		on Hedged Item
	Derivative	2015	2014	2015	2014

Three Months Ended September 30,
Fair value hedges of brokered CD's	Interest expense	$4,374	$(37)	$(4,247)	$(275)
Fair value hedges of corporate bonds	Interest revenue	(1,365)	-	1,252	-
		$3,009	$(37)	$(2,995)	$(275)

Nine Months Ended September 30,
Fair value hedges of brokered CD's	Interest expense	$3,599	$10,078	$(3,365)	$(10,691)
Fair value hedges of corporate bonds	Interest revenue	(395)	(2,487)	345	2,163
		$3,204	$7,591	$(3,020)	$(8,528)

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

Credit-Risk-Related Contingent Features

United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. As of September 30, 2015, collateral totaling $28.2 million was pledged toward derivatives in a liability position.

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

Note 11 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options, restricted stock and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan). As of September 30, 2015, 212,000 additional awards could be granted under the plan. Through September 30, 2015, incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards, base salary stock grants and performance share awards have been granted under the plan.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table shows stock option activity for the first nine months of 2015.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinisic Value ($000)

Outstanding at December 31, 2014	313,555	$93.40
Expired	(45,866)	108.93
Forfeited	(12,460)	103.97
Outstanding at September 30, 2015	255,229	90.10	2.6	$157

Exercisable at September 30, 2015	242,729	93.89	2.3	107

The fair value of each option is estimated on the date of grant using the Black-Scholes model. No stock options were granted during the nine months ended September 30, 2015 and 2014.

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

United recognized $28,000 and $5,000, respectively, in compensation expense related to stock options during the nine months ended September 30, 2015 and 2014. The amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. The forfeiture rate for new options issued is estimated to be approximately 3% per year. No options were exercised during the first nine months of 2015 or 2014.

The table below presents restricted stock units activity for the first nine months of 2015.

Restricted Stock Unit Awards	Shares	Weighted- Average Grant- Date Fair Value

Outstanding at December 31, 2014	829,201	$14.76
Granted	257,789	18.60
Vested	(298,165)	13.93
Cancelled	(53,545)	15.26
Outstanding at September 30, 2015	735,280	16.41

Vested at September 30, 2015	1,170	10.69

Compensation expense for restricted stock units is based on the fair value of restricted stock unit awards at the time of grant, which is equal to the value of United’s common stock on the date of grant. The value of restricted stock unit awards that are expected to vest is amortized into expense over the vesting period. For the nine months ended September 30, 2015 and 2014, compensation expense of $3.22 million and $3.23 million, respectively, was recognized related to restricted stock unit awards. In addition, for the nine months ended September 30, 2015 and 2014, $95,000 and $76,000, respectively, was recognized in other operating expense for restricted stock unit awards granted to members of United’s board of directors. The total intrinsic value of outstanding restricted stock unit awards was $15.0 million at September 30, 2015.

As of September 30, 2015, there was $10.2 million of unrecognized compensation cost related to non-vested stock options and restricted stock unit awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.64 years. The aggregate grant date fair value of options and restricted stock unit awards that vested during the nine months ended September 30, 2015, was $4.11 million.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 – Common and Preferred Stock Issued / Common Stock Issuable

United sponsors a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from United. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. No shares were issued through the DRIP in the first nine months of 2014. The DRIP, which was suspended during the first six months of 2014, was re-activated following United’s reinstatement of its quarterly dividend in the second quarter of 2014. In the nine months ended September 30, 2015, 1,564 shares were issued through the DRIP.

United’s 401(k) Plan has routinely purchased shares of United’s common stock directly from United. Effective January 1, 2015, the 401(k) Plan discontinued offering shares of United’s common stock as an investment option. During the nine months ended September 30, 2014, United’s 401(k) Plan purchased 17,373 shares directly from United at the average of the high and low stock prices on the transaction dates which increased capital by $297,000.

In addition, United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a 5% discount, with no commission charges. Effective January 1, 2015, the discount was increased to 10% on purchases made through the ESPP. During the first nine months of 2015 and 2014, United issued 10,197 shares and 7,911 shares, respectively, through the ESPP.

United offers its common stock as an investment option in its deferred compensation plan. United also allows for the deferral of restricted stock unit awards. The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable. The deferred compensation plan does not allow for diversification once an election is made to invest in United’s common stock and settlement must be accomplished in shares at the time the deferral period is completed. At September 30, 2015 and 2014, 454,870 and 354,961 shares of common stock, respectively, were issuable under the deferred compensation plan.

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

Note 13 – Income Taxes

The income tax provision for the three and nine months ended September 30, 2015 was $10.9 million and $32.4 million, respectively, which represents an effective tax rate of 37.8% for each period. The income tax provision for the three and nine months ended September 30, 2014 was $9.99 million and $28.7 million, respectively, which represents effective tax rates of 36.2% and 36.7%, respectively, for each period. At September 30, 2015, December 31, 2014 and September 30, 2014, United maintained a valuation allowance on its net deferred tax asset of $4.58 million, $4.12 million and $4.45 million, respectively. Management assesses the valuation allowance recorded against its net deferred tax asset at each reporting period. The determination of whether a valuation allowance for its net deferred tax asset is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

United evaluated the need for a valuation allowance at September 30, 2015. Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of its net deferred tax asset will be realized based upon future taxable income. The remaining valuation allowance of $4.58 million is related to specific state income tax credits that have short carryforward periods and are expected to expire unused.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management's conclusion at September 30, 2015 that it was more likely than not that United’s net deferred tax asset of $197 million will be realized is based upon management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts that consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of its net deferred tax asset. Such an increase to the net deferred tax asset valuation allowance could have a material adverse effect on United’s financial condition and results of operations.

United is subject to income taxation in the United States and various state jurisdictions. United’s federal and state income tax returns are filed on a consolidated basis. Currently, no years for which United filed a federal income tax return are under examination by the IRS, and there are no state tax examinations currently in progress. United is no longer subject to income tax examinations from state and local income tax authorities for years before 2012. Although United is unable to determine the ultimate outcome of future examinations, United believes that the liability recorded for uncertain tax positions is appropriate.

At September 30, 2015, December 31, 2014 and September 30, 2014, unrecognized income tax benefits totaled $3.88 million, $4.20 million and $4.10 million, respectively.

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

Derivative Financial Instruments

United uses interest rate swaps and interest rate floors to manage its interest rate risk. The valuation of these instruments is typically determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. United also uses best effort and mandatory delivery forward loan sale commitments to hedge risk in its mortgage lending business.

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

Although management has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2015, management had assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Additionally, in the review of the structured derivative inputs, it was determined that the broker quotes, used as a key valuation input, were not observable consistent with a level 2 disclosure. This resulted in United transferring those derivatives to Level 3 in the ASC 820 leveling disclosures as of December 31, 2014. The fair value of interest rate lock commitments, which are related to mortgage loan commitments and are categorized as Level 3, are based on quoted market prices adjusted for commitments that United does not expect to fund.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Servicing Rights for Government Guaranteed Loans

United recognizes servicing rights upon the sale of government guaranteed loans sold with servicing retained. This asset is recorded at fair value on recognition, and management has elected to carry this asset at fair value for subsequent reporting. Given the nature of the asset, the key valuation inputs are unobservable and management classifies this asset as Level 3.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2015, December 31, 2014 and September 30, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

September 30, 2015	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasuries	$164,227	$-	$-	$164,227
U.S. Government agencies	-	101,770	-	101,770
State and political subdivisions	-	36,378	-	36,378
Mortgage-backed securities	-	1,119,681	-	1,119,681
Corporate bonds	-	206,940	750	207,690
Asset-backed securities	-	468,256	-	468,256
Other	-	1,866	-	1,866
Deferred compensation plan assets	3,290	-	-	3,290
Servicing rights for government guaranteed loans	-	-	3,331	3,331
Derivative financial instruments	-	13,067	6,839	19,906
Total assets	$167,517	$1,947,958	$10,920	$2,126,395

Liabilities:
Deferred compensation plan liability	$3,290	$-	$-	$3,290
Derivative financial instruments	-	14,601	12,800	27,401
Total liabilities	$3,290	$14,601	$12,800	$30,691

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasuries	$105,709	$-	$-	$105,709
U.S. Government agencies	-	36,299	-	36,299
State and political subdivisions	-	20,233	-	20,233
Mortgage-backed securities	-	996,820	-	996,820
Corporate bonds	-	164,878	750	165,628
Asset-backed securities	-	455,928	-	455,928
Other	-	2,117	-	2,117
Deferred compensation plan assets	3,864	-	-	3,864
Servicing rights for government guaranteed loans		-	2,551	2,551
Derivative financial instruments	-	8,337	12,262	20,599
Total assets	$109,573	$1,684,612	$15,563	$1,809,748

Liabilities:
Deferred compensation plan liability	$3,864	$-	$-	$3,864
Derivative financial instruments	-	13,018	18,979	31,997
Total liabilities	$3,864	$13,018	$18,979	$35,861

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2014	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasuries	$-	$105,022	$-	$105,022
State and political subdivisions	-	20,321	-	20,321
Mortgage-backed securities	-	1,034,992	-	1,034,992
Corporate bonds	-	164,952	300	165,252
Asset-backed securities	-	462,044	-	462,044
Other	-	2,036	-	2,036
Deferred compensation plan assets	3,734	-	-	3,734
Derivative financial instruments	-	22,221	-	22,221
Total assets	$3,734	$1,811,588	$300	$1,815,622
Liabilities:
Deferred compensation plan liability	$3,734	$-	$-	$3,734
Brokered certificates of deposit	-	175,053	-	175,053
Derivative financial instruments	-	36,171	-	36,171
Total liabilities	$3,734	$211,224	$-	$214,958

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	2015				2014
	Derivative Asset	Derivative Liability	Servicing rights	Securities Available-for- Sale	Securities Available-for- Sale
Three Months Ended September 30,
Balance at beginning of period	$11,531	$18,261	$3,118	$750	$300
Purchases	286	-	137	-	-
Additions	-	-	455	-	-
Sales and settlements	-	-	-	-	-
Amounts included in earnings - fair value adjustments	(4,978)	(5,461)	(379)	-	-
Balance at end of period	$6,839	$12,800	$3,331	$750	$300

Nine Months Ended September 30,
Balance at beginning of period	$12,262	$18,979	$2,551	$750	$350
Purchases	286	-	137	-	-
Additions	-	-	1,087	-	-
Sales and settlements	-	-	-	-	(50)
Amounts included in earnings - fair value adjustments	(5,709)	(6,179)	(444)	-	-
Balance at end of period	$6,839	$12,800	$3,331	$750	$300

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis at September 30, 2015, December 31, 2014 and September 30, 2014 (in thousands).

	2014 Fair Value					Weighted Average
	September 30,	December 31,	September 30,	Valuation		September 30,	December 31,
Level 3 Assets	2015	2014	2014	Technique	Unobservable Inputs	2015	2014

Servicing Rights for	$3,331	$2,551	$-	Discounted	Discount rate	11.9%	12.0%
Government				cash flow	Prepayment Rate	7.01%	6.70%
Guaranteed Loans

Corporate Bonds	750	750	300	Indicative bid provided by a broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	N/A	N/A

Derivative assets	6,839	12,262	-	Dealer Priced	Dealer Priced	N/A	N/A

Derivative liabilities	12,800	18,979	-	Dealer Priced	Dealer Priced	N/A	N/A

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These assets are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of all assets that were still held as of September 30, 2015, December 31, 2014 and September 30, 2014, for which a nonrecurring fair value adjustment was recorded during the periods presented (in thousands).

September 30, 2015	Level 1	Level 2	Level 3	Total
Loans	$-	$-	$6,948	$6,948

December 31, 2014
Loans	$-	$-	$7,317	$7,317

September 30, 2014
Loans	$-	$-	$8,165	$8,165

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

The carrying amount and fair values for other financial instruments that are not measured at fair value on a recurring basis in United’s balance sheet at September 30, 2015, December 31, 2014, and September 30, 2014 are as follows (in thousands).

	Carrying	Fair Value Level
September 30, 2015	Amount	Level 1	Level 2	Level 3	Total
Assets:
Securities held to maturity	$357,549	$-	$368,096	$-	$368,096
Loans, net	5,954,523	-	-	5,947,615	5,947,615
Mortgage loans held for sale	23,088	-	23,605	-	23,605

Liabilities:
Deposits	7,905,012	-	7,904,994	-	7,904,994
Federal Home Loan Bank advances	200,125	-	200,140	-	200,140
Long-term debt	165,620	-	-	167,340	167,340

December 31, 2014
Assets:
Securities held to maturity	415,267	-	425,233	-	425,233
Loans, net	4,600,500	-	-	4,549,027	4,549,027
Mortgage loans held for sale	13,737	-	14,139	-	14,139

Liabilities:
Deposits	6,326,512	-	6,328,264	-	6,328,264
Federal Home Loan Bank advances	270,125	-	270,125	-	270,125
Long-term debt	129,865	-	-	132,814	132,814

September 30, 2014
Assets:
Securities held to maturity	432,418	-	440,311	-	440,311
Loans, net	4,496,958	-	-	4,437,039	4,437,039
Mortgage loans held for sale	20,004	-	20,253	-	20,253

Liabilities:
Deposits	6,240,729	-	6,228,804	-	6,228,804
Federal Home Loan Bank advances	330,125	-	330,134	-	330,134
Long-term debt	129,865	-	-	132,636	132,636

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

The following table summarizes, as of September 30, 2015, December 31, 2014 and September 30, 2014, the contractual amount of off-balance sheet instruments (in thousands).

	September 30, 2015	December 31, 2014	September 30, 2014
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,339,680	$878,160	$852,635
Letters of credit	21,977	19,861	20,534

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

Note 16 – Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets is summarized below (in thousands):

	September 30,	December 31,	September 30,
	2015	2014	2014
Core deposit intangible	$49,772	$32,652	$32,652
Less: accumulated amortization	(31,923)	(30,520)	(30,233)
Total intangibles subject to amortization, net	17,849	2,132	2,419
Goodwill	123,566	1,509	1,491
Total goodwill and other intangible assets, net	$141,415	$3,641	$3,910

The following is a summary of changes in the carrying amounts of goodwill (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			Goodwill, net of			Goodwill, net of
		Accumulated	Accumulated		Accumulated	Accumulated
		Impairment	Impairment		Impairment	Impairment
2015	Goodwill	Losses	Losses	Goodwill	Losses	Losses
Balance, beginning of period	$320,117	$(305,590)	$14,527	$307,099	$(305,590)	$1,509
Acquisition of Palmetto	107,923	-	107,923	107,923	-	107,923
Acquisition of MoneyTree	1,116	-	1,116	14,134	-	14,134
Balance, end of period	$429,156	$(305,590)	$123,566	$429,156	$(305,590)	$123,566

2014
Balance, beginning of period	$305,590	$(305,590)	$-	$305,590	$(305,590)	$-
Acquisition of Business Carolina, Inc.	1,491	-	1,491	1,491	-	1,491
Balance, end of period	$307,081	$(305,590)	$1,491	$307,081	$(305,590)	$1,491

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amortization expense for intangibles subject to amortization for the three and nine months ended September 30, 2015 was $714,000 and $1.4 million, respectively, which was recognized in operating expenses. The amortization expense for intangibles subject to amortization for the three and nine months ended September 30, 2014 was $313,000 and $1.06 million, respectively. The estimated aggregate amortization expense for future periods is as follows (in thousands):

Year
Remainder of 2015	$1,041
2016	3,875
2017	2,900
2018	2,310
2019	1,924
Thereafter	5,799
Total	$17,849

Note 17 – Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2015	December 31, 2014	September 30, 2014	Issue Date	Stated Maturity Date	Earliest Call Date	Interest Rate

2012 senior debentures	$35,000	$35,000	$35,000	2012	2017	2017	9.000%
2013 senior debentures	40,000	40,000	40,000	2013	2018	2015	6.000
2022 senior debentures	50,000	-	-	2015	2022	2020	5.000% through August 13, 2020, 3-month LIBOR plus 3.814% thereafter

2027 senior debentures	35,000	-	-	2015	2027	2025	5.500% through August 13, 2025 3-month LIBOR plus 3.71% thereafter

Total senior debentures	160,000	75,000	75,000

United Community Capital Trust	-	21,650	21,650	1998	2028	2008	8.125
United Community Statutory Trust I	-	5,155	5,155	2000	2030	2010	10.600
United Community Capital Trust II	-	10,309	10,309	2000	2030	2010	11.295
Southern Bancorp Capital Trust I	4,382	4,382	4,382	2004	2034	2009	Prime + 1.00
United Community Statutory Trust II	-	12,131	12,131	2008	2038	2013	9.000
United Community Statutory Trust III	1,238	1,238	1,238	2008	2038	2013	Prime + 3.00
Total trust preferred securities	5,620	54,865	54,865

Total long-term debt	$165,620	$129,865	$129,865

Interest is currently paid semiannually for all senior debentures and trust preferred securities.

Senior Debentures

The 2012 senior debentures are not redeemable prior to maturity and will mature on October 15, 2017. The 2013 senior debentures are redeemable on or after August 13, 2015, at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest, and will mature on August 13, 2018 if not redeemed prior to that date. The 2022 senior debentures are redeemable, in whole or in part, on or after August 14, 2020 at a redemption price equal to 100% of the principal amount to be redeemed plus any accrued and unpaid interest, and will mature on February 14, 2022 if not redeemed prior to that date. The 2027 senior debentures are redeemable, in whole or in part, on or after August 14, 2025 at a redemption price equal to 100% of the principal amount to be redeemed plus any accrued and unpaid interest, and will mature on February 14, 2027 if not redeemed prior to that date.

Trust Preferred Securities

Trust preferred securities qualify as Tier 1 capital under risk based capital guidelines subject to certain limitations. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption at a premium as provided in the indentures.

Note 18 – Subsequent Event

In October 2015, United announced its decision to exit its corporate healthcare lending business based in Nashville, Tennessee.  In conjunction with the exit, United agreed to sell $190 million of corporate healthcare loans that were originated by United's Nashville-based healthcare team.  United has also transferred the lease on its healthcare lending office in Nashville and the personnel there have become employees of the acquirer.

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

This statement has not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

Overview

The following discussion is intended to provide insight into the results of operations and financial condition of United Community Banks, Inc. (“United”) and its subsidiaries and should be read in conjunction with United’s consolidated financial statements and accompanying notes.

United is a bank holding company registered with the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the state of Georgia in 1987 and commenced operations in 1988. At September 30, 2015, United had total consolidated assets of $9.41 billion, total loans of $6.02 billion, total deposits of $7.91 billion, and shareholders’ equity of $1.01 billion.

United conducts substantially all of its operations through its wholly-owned Georgia bank subsidiary, United Community Bank (the “Bank”), which as of September 30, 2015, operated at 133 locations throughout the Atlanta-Sandy Springs-Roswell, Georgia, and Gainesville, Georgia metropolitan statistical areas, upstate South Carolina, north and coastal Georgia, western North Carolina, and east Tennessee. Also, United has a commercial loan office in Charlotte, North Carolina.

On September 1, 2015, United completed the acquisition of Palmetto Bancshares, Inc. (“Palmetto”) and its wholly-owned bank subsidiary The Palmetto Bank. On May 1, 2015, United completed the acquisition of MoneyTree Corporation (“MoneyTree”) and its wholly-owned bank subsidiary First National Bank (“FNB”). The acquired entities’ results are included in United’s consolidated results beginning on the respective acquisition dates. Also included in management’s discussion and analysis are certain non-GAAP (accounting principles generally accepted in the United States of America (“GAAP”)) performance measures. United’s management believes that non-GAAP performance measures are useful in analyzing United’s financial performance trends and therefore this section will refer to non-GAAP performance measures. A reconciliation of these non-GAAP performance measures to GAAP performance measures is included in the table on page 48.

United reported net income of $17.9 million for the third quarter of 2015. This compared to net income of $17.6 million for the third quarter of 2014. Diluted earnings per common share were $.27 for the third quarter of 2015, compared to diluted earnings per common share of $.29 for the third quarter of 2014. The decrease in earnings per share results from $5.74 million in merger-related charges reported in the third quarter of 2015.

For the nine months ended September 30, 2015, United reported net income of $53.4 million. This compared to net income of $49.4 million for the first nine months of 2014. Diluted earnings per common share were $.84 for the nine months ended September 30, 2015, compared to diluted earnings per common share of $.81 for the nine months ended September 30, 2014.

Taxable equivalent net interest revenue increased to $65.7 million for the third quarter of 2015, compared to $57.0 million for the same period of 2014, primarily due to loan growth. Net interest margin decreased to 3.26% for the three months ended September 30, 2015 from 3.32% for the same period in 2014. For the nine months ended September 30, 2015, taxable equivalent net interest revenue was $185 million compared to $166 million for the same period of 2014, primarily due to loan growth and an increase in the net interest margin. Net interest margin increased to 3.29% for the nine months ended September 30, 2015 from 3.25% for the same period in 2014. In the second quarter of 2014, United executed a number of balance sheet management activities, including restructuring interest rate swaps, selling investment securities and repaying high cost wholesale borrowings with the intent of improving the net interest margin and increasing net interest revenue. These balance sheet management activities, along with strong loan growth over the last five quarters, had the desired effect of increasing net interest revenue and net interest margin.

United’s provision for credit losses was $700,000 for the third quarter of 2015, compared to $2.0 million for the same period in 2014. Net charge-offs for the third quarter of 2015 were $1.42 million, compared to $3.16 million for the third quarter of 2014. Strong recoveries of previously charged-off loans drove net charge-offs down in the third quarter of 2015. For the nine months ended September 30, 2015, United’s provision for loan losses was $3.40 million, compared to $6.70 million for the same period of 2014. United’s credit quality indicators have shown improvement over the last five quarters leading to lower net charge offs and provisions for credit losses.

As of September 30, 2015, United’s allowance for loan losses was $69.1 million, or 1.15% of loans, compared to $71.6 million, or 1.53% of loans, at December 31, 2014 and $71.9 million, or 1.57% of loans, at September 30, 2014. In accordance with the accounting guidance for business combinations, there was no allowance for loan losses brought forward on loans acquired from Palmetto or MoneyTree, as credit deterioration was included in the determination of fair value at acquisition date. At September 30, 2015, United recorded no allowance for loan losses on loans acquired from Palmetto or MoneyTree as there was no evidence of credit deterioration beyond that which was incorporated into the determination of fair value at acquisition date. Nonperforming assets of $27.7 million were .29% of total assets at September 30, 2015, up from .26% at December 31, 2014 and the same level as September 30, 2014. The year-to-date increase was primarily due to foreclosed properties assumed in connection with the Palmetto acquisition. During the third quarter of 2015, $8.92 million in loans were placed on nonaccrual compared with $7.67 million in the third quarter of 2014.

Fee revenue of $18.3 million for the third quarter of 2015 was up $3.89 million, or 27%, from the third quarter of 2014. The increase was partly due to $1.65 million in gains from the sales of government guaranteed loans in the third quarter of 2015, compared to $945,000 in the third quarter of 2014. United began selling the guaranteed portion of Small Business Administration (“SBA”) / United States Department of Agriculture (“USDA”) loans in the second quarter of 2014 as part of its emphasis on growing its government guaranteed lending business. Mortgage fees of $3.84 million for the third quarter of 2015 increased from $2.18 million in the third quarter of 2014. The increase was due to United’s emphasis on growing its mortgage business by recruiting lenders in metropolitan markets and continued strong refinancing activity. For the first nine months of 2015, fee revenue of $51.2 million increased $10.5 million, or 26%, from the same period in 2014, primarily due to the same factors resulting in the quarterly increase.

For the third quarter of 2015, operating expenses of $54.3 million were up $12.9 million from the third quarter of 2014, partially due to the addition of Palmetto and FNB operating expenses since acquisition. Salaries and benefits expense increased $3.68 million from a year ago mostly due to the investment in additional staff and new teams to expand the specialized lending area as well as higher incentive compensation in connection with increased lending activities and improvement in earnings performance. In addition, merger-related charges of $5.74 million were expensed in third quarter 2015. For the nine months ended September 30, 2015, operating expenses of $146 million were up $24.8 million from the same period in 2014, mainly due to the same factors that caused the quarterly increase.

Recent Developments

In October 2015, United announced its decision to exit its corporate healthcare lending business based in Nashville, Tennessee.  In conjunction with the exit, United agreed to sell $190 million of corporate healthcare loans that were originated by United's Nashville-based healthcare team.  United has also transferred the lease on its healthcare lending office in Nashville and the personnel there have become employees of the acquirer.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures, which are performance measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include, among others the following: taxable equivalent interest revenue, taxable equivalent net interest revenue, tangible book value per share, tangible equity to assets, tangible common equity to assets and tangible common equity to risk-weighted assets. Management uses these non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures is included in the table on page 48.

Results of Operations

United reported net income of $17.9 million for the third quarter of 2015. This compared to net income of $17.6 million for the same period in 2014. For the third quarter of 2015, diluted earnings per common share were $.27 compared to $.29 for the third quarter of 2014. For the nine months ended September 30, 2015, United reported net income of $53.4 million compared to net income of $49.4 million for the same period in 2014.

United reported net operating income of $21.7 million and $59.4 million, respectively, for the third quarter and the first nine months of 2015, compared to $17.6 million and $49.4 million, respectively, for the same periods in 2014. Operating earnings exclude the effects of merger-related charges, which, net of tax, totaled $3.84 million and $6.02 million, respectively, for the three and nine months ended September 30, 2015.

Table 1 - Financial Highlights

Selected Financial Information

						Third	For the Nine
	2015			2014		Quarter	Months Ended		YTD
(in thousands, except per share	Third	Second	First	Fourth	Third	2015-2014	September 30,		2015-2014
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change	2015	2014	Change
INCOME SUMMARY
Interest revenue	$71,120	$66,134	$62,909	$64,353	$63,338		$200,163	$185,616
Interest expense	5,402	4,817	5,292	6,021	6,371		15,511	19,530
Net interest revenue	65,718	61,317	57,617	58,332	56,967	15%	184,652	166,086	11%
Provision for credit losses	700	900	1,800	1,800	2,000		3,400	6,700
Fee revenue	18,297	17,266	15,682	14,823	14,412	27	51,245	40,731	26
Total revenue	83,315	77,683	71,499	71,355	69,379	20	232,497	200,117	16
Expenses - operating (1)	48,525	45,247	43,061	41,919	41,364	17	136,833	120,946	13
Income before income tax expense - operating (1)	34,790	32,436	28,438	29,436	28,015	24	95,664	79,171	21
Income tax expense - operating (1)	13,064	12,447	10,768	11,189	10,399	26	36,279	29,798	22
Net income - operating (1)	21,726	19,989	17,670	18,247	17,616	23	59,385	49,373	20
Preferred dividends and discount accretion	25	17	-	-	-		42	439
Net income available to common shareholders - operating (1)	21,701	19,972	17,670	18,247	17,616	23	59,343	48,934	21
Merger-related charges, net of income tax benefit	3,839	2,176	-	-	-		6,015	-
Net income available to common shareholders - GAAP	$17,862	$17,796	$17,670	$18,247	$17,616	1	$53,328	$48,934	9

PERFORMANCE MEASURES
Per common share:
Diluted income - operating (1)	$.33	$.32	$.29	$.30	$.29	14	$.94	$.81	16
Diluted income - GAAP	.27	.28	.29	.30	.29	(7)	.84	.81	4
Cash dividends declared	.06	.05	.05	.05	.03		.16	.06
Book value	13.95	12.95	12.58	12.20	12.15	15	13.95	12.15	15
Tangible book value (3)	12.08	12.66	12.53	12.15	12.10	-	12.08	12.10	-

Key performance ratios:
Return on tangible common equity - operating (1)(2)(3)(4)	10.29%	10.20%	9.46%	9.74%	9.55%		10.00%	9.18%
Return on common equity - operating (1)(2)(4)	9.54	9.90	9.34	9.60	9.41		9.60	9.02
Return on common equity - GAAP (2)(4)	7.85	8.83	9.34	9.60	9.41		8.63	9.02
Return on assets - operating (1)(4)	1.00	1.00	.94	.96	.95		.98	.89
Return on assets - GAAP (4)	.82	.89	.94	.96	.95		.88	.89
Dividend payout ratio - operating (1)	18.18	15.63	17.24	16.67	10.34		17.02	7.41
Dividend payout ratio - GAAP	22.22	17.86	17.24	16.67	10.34		19.05	7.41
Net interest margin (4)	3.26	3.30	3.31	3.31	3.32		3.29	3.25
Efficiency ratio - operating (1)	57.81	57.59	59.15	57.47	57.96		58.15	58.54
Efficiency ratio - GAAP	64.65	61.63	59.15	57.47	57.96		61.94	58.54
Average equity to average assets	10.39	10.05	9.86	9.76	9.85		10.11	9.66
Average tangible equity to average assets (3)	9.88	9.91	9.82	9.72	9.83		9.88	9.64
Average tangible common equity to average assets (3)	9.77	9.83	9.82	9.72	9.83		9.81	9.55
Tangible common equity to risk-weighted assets (3)(5)	12.68	13.24	13.53	13.82	14.10		12.68	14.10

ASSET QUALITY
Nonperforming loans	$20,064	$18,805	$19,015	$17,881	$18,745	7	$20,064	$18,745	7
Foreclosed properties	7,669	2,356	1,158	1,726	3,146	144	7,669	3,146	144
Total nonperforming assets (NPAs)	27,733	21,161	20,173	19,607	21,891	27	27,733	21,891	27
Allowance for loan losses	69,062	70,129	70,007	71,619	71,928		69,062	71,928
Net charge-offs	1,417	978	2,562	2,509	3,155	(55)	4,957	11,369	(56)
Allowance for loan losses to loans	1.15%	1.36%	1.46%	1.53%	1.57%		1.15%	1.57%
Allowance for loan losses to loans, excl. acquired loans	1.37	1.42	1.46	1.53	1.57		1.37	1.57
Net charge-offs to average loans (4)	.10	.08	.22	.22	.28		.13	.35
NPAs to loans and foreclosed properties	.46	.41	.42	.42	.48		.46	.48
NPAs to total assets	.29	.26	.26	.26	.29		.29	.29

AVERAGE BALANCES ($ in millions)
Loans	$5,457	$5,017	$4,725	$4,621	$4,446	23	$5,069	$4,393	15
Investment securities	2,396	2,261	2,203	2,222	2,231	7	2,288	2,292	-
Earning assets	8,009	7,444	7,070	7,013	6,820	17	7,511	6,836	10
Total assets	8,634	8,017	7,617	7,565	7,374	17	8,093	7,392	9
Deposits	7,135	6,669	6,369	6,383	6,143	16	6,727	6,176	9
Shareholders’ equity	897	806	751	738	726	24	818	714	15
Common shares - basic (thousands)	66,294	62,549	60,905	60,830	60,776	9	63,297	60,511	5
Common shares - diluted (thousands)	66,300	62,553	60,909	60,833	60,779	9	63,302	60,513	5

AT PERIOD END ($ in millions)
Loans	$6,022	$5,174	$4,788	$4,672	$4,569	32	$6,022	$4,569	32
Investment securities	2,457	2,322	2,201	2,198	2,222	11	2,457	2,222	11
Total assets	9,414	8,246	7,664	7,567	7,526	25	9,414	7,526	25
Deposits	7,905	6,808	6,438	6,327	6,241	27	7,905	6,241	27
Shareholders’ equity	1,013	827	764	740	736	38	1,013	736	38
Common shares outstanding (thousands)	71,472	62,700	60,309	60,259	60,248	19	71,472	60,248	19

(1) Excludes merger-related charges. (2) Net income available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss). (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized. (5) September 30, June 30 and March 31, 2015 calculated under Basel III rules, which became effective January 1, 2015.

Table 1 - Non-GAAP Performance Measures Reconciliation

Selected Financial Information

	2015			2014		For the Nine Months Ended
(in thousands, except per share	Third	Second	First	Fourth	Third	September 30,
data; taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	2015	2014
Interest revenue reconciliation
Interest revenue - taxable equivalent	$71,120	$66,134	$62,909	$64,353	$63,338	$200,163	$185,616
Taxable equivalent adjustment	(292)	(326)	(375)	(398)	(405)	(993)	(1,139)
Interest revenue (GAAP)	$70,828	$65,808	$62,534	$63,955	$62,933	$199,170	$184,477

Net interest revenue reconciliation
Net interest revenue - taxable equivalent	$65,718	$61,317	$57,617	$58,332	$56,967	$184,652	$166,086
Taxable equivalent adjustment	(292)	(326)	(375)	(398)	(405)	(993)	(1,139)
Net interest revenue (GAAP)	$65,426	$60,991	$57,242	$57,934	$56,562	$183,659	$164,947

Total revenue reconciliation
Total operating revenue	$83,315	$77,683	$71,499	$71,355	$69,379	$232,497	$200,117
Taxable equivalent adjustment	(292)	(326)	(375)	(398)	(405)	(993)	(1,139)
Total revenue (GAAP)	$83,023	$77,357	$71,124	$70,957	$68,974	$231,504	$198,978

Expense reconciliation
Expenses - operating	$48,525	$45,247	$43,061	$41,919	$41,364	$136,833	$120,946
Merger-related charges	5,744	3,173	-	-	-	8,917	-
Expenses (GAAP)	$54,269	$48,420	$43,061	$41,919	$41,364	$145,750	$120,946

Income before taxes reconciliation
Income before taxes - operating	$34,790	$32,436	$28,438	$29,436	$28,015	$95,664	$79,171
Taxable equivalent adjustment	(292)	(326)	(375)	(398)	(405)	(993)	(1,139)
Merger-related charges	(5,744)	(3,173)	-	-	-	(8,917)	-
Income before taxes (GAAP)	$28,754	$28,937	$28,063	$29,038	$27,610	$85,754	$78,032

Income tax expense reconciliation
Income tax expense - operating	$13,064	$12,447	$10,768	$11,189	$10,399	$36,279	$29,798
Taxable equivalent adjustment	(292)	(326)	(375)	(398)	(405)	(993)	(1,139)
Merger-related charges, tax benefit	(1,905)	(997)	-	-	-	(2,902)	-
Income tax expense (GAAP)	$10,867	$11,124	$10,393	$10,791	$9,994	$32,384	$28,659

Net income reconciliation
Net income - operating	$21,726	$19,989	$17,670	$18,247	$17,616	$59,385	$49,373
Merger-related charges, net of income tax benefit	(3,839)	(2,176)	-	-	-	(6,015)	-
Net income (GAAP)	$17,887	$17,813	$17,670	$18,247	$17,616	$53,370	$49,373

Net income available to common shareholders reconciliation
Net income available to common shareholders - operating	$21,701	$19,972	$17,670	$18,247	$17,616	$59,343	$48,934
Merger-related charges, net of income tax benefit	(3,839)	(2,176)	-	-	-	(6,015)	-
Net income available to common shareholders (GAAP)	$17,862	$17,796	$17,670	$18,247	$17,616	$53,328	$48,934

Diluted income per common share reconciliation
Diluted income per common share - operating	$.33	$.32	$.29	$.30	$.29	$.94	$.81
Merger-related charges	(.06)	(.04)	-	-	-	(.10)	-
Diluted income per common share (GAAP)	$.27	$.28	$.29	$.30	$.29	$.84	$.81

Book value per common share reconciliation
Tangible book value per common share	$12.08	$12.66	$12.53	$12.15	$12.10	$12.08	$12.10
Effect of goodwill and other intangibles	1.87	.29	.05	.05	.05	1.87	.05
Book value per common share (GAAP)	$13.95	$12.95	$12.58	$12.20	$12.15	$13.95	$12.15

Return on tangible common equity reconciliation
Return on tangible common equity - operating	10.29%	10.20%	9.46%	9.74%	9.55%	10.00%	9.18%
Effect of goodwill and other intangibles	(.75)	(.30)	(.12)	(.14)	(.14)	(.40)	(.16)
Return on common equity - operating	9.54	9.90	9.34	9.60	9.41	9.60	9.02
Merger-related charges	(1.69)	(1.07)	-	-	-	(.97)	-
Return on common equity (GAAP)	7.85%	8.83%	9.34%	9.60%	9.41%	8.63%	9.02%

Return on assets reconciliation
Return on assets - operating	1.00%	1.00%	.94%	.96%	.95%	.98%	.89%
Merger-related charges	(.18)	(.11)	-	-	-	(.10)	-
Return on assets (GAAP)	.82%	.89%	.94%	.96%	.95%	.88%	.89%

Allowance for loan losses to loans reconciliation
Allowance for loan losses to loans , excl. acquired loans	1.37%	1.42%	1.46%	1.53%	1.57%	1.37%	1.57%
Effect of removing acquired loans from ratio	(.22)	(.06)	-	-	-	(.22)	-
Allowance for loan losses to loans (GAAP)	1.15%	1.36%	1.46%	1.53%	1.57%	1.15%	1.57%

Dividend payout ratio reconciliation
Dividend payout ratio - operating	18.18%	15.63%	17.24%	16.67%	10.34%	17.02%	7.41%
Merger-related charges	4.04	2.23	-	-	-	2.03	-
Dividend payout ratio (GAAP)	22.22%	17.86%	17.24%	16.67%	10.34%	19.05%	7.41%

Efficiency ratio reconciliation
Efficiency ratio - operating	57.81%	57.59%	59.15%	57.47%	57.96%	58.15%	58.54%
Merger-related charges	6.84	4.04	-	-	-	3.79	-
Efficiency ratio (GAAP)	64.65%	61.63%	59.15%	57.47%	57.96%	61.94%	58.54%

Average equity to assets reconciliation
Tangible common equity to assets	9.77%	9.83%	9.82%	9.72%	9.83%	9.81%	9.55%
Effect of preferred equity	.11	.08	-	-	-	.07	.09
Tangible equity to assets	9.88	9.91	9.82	9.72	9.83	9.88	9.64
Effect of goodwill and other intangibles	.51	.14	.04	.04	.02	.23	.02
Equity to assets (GAAP)	10.39%	10.05%	9.86%	9.76%	9.85%	10.11%	9.66%

Tangible common equity to risk-weighted assets reconciliation (1)
Tangible common equity to risk-weighted assets	12.68%	13.24%	13.53%	13.82%	14.10%	12.68%	14.10%
Effect of other comprehensive income	.22	.28	.19	.35	.34	.22	.34
Effect of deferred tax limitation	.08	(2.49)	(2.86)	(3.11)	(3.39)	.08	(3.39)
Effect of trust preferred	.15	.63	.67	1.00	1.02	.15	1.02
Effect of preferred equity	(2.20)	.17	-	-	-	(2.20)	-
Basel III intangibles transition adjustment	.12	.06	.04	-	-	.12	-
Basel III disallowed investments	(.02)	(.03)	(.04)	-	-	(.02)	-
Tier I capital ratio (Regulatory)	11.03%	11.86%	11.53%	12.06%	12.07%	11.03%	12.07%

(1) September 30, June 30 and March 31, 2015 calculated under Basel III rules, which became effective January 1, 2015.

Net Interest Revenue (Taxable Equivalent)

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. United actively manages its balance sheet to provide optimal levels of revenue while balancing interest rate, credit and liquidity risks. Taxable equivalent net interest revenue for the third quarter of 2015 was $65.7 million, up $8.75 million from the third quarter of 2014. The combination of growth in the loan portfolio and lower interest costs on deposits and borrowed funds were responsible for the increase in net interest revenue. United continues to focus on loan and deposit pricing in an effort to maintain a steady level of net interest revenue. The acquisition of Palmetto on September 1, 2015 and MoneyTree on May 1, 2015 also contributed to the increase as the acquired entities’ results are included in consolidated results beginning on the acquisition date.

While average loans increased $1.01 billion, or 23%, from the third quarter of last year, the yield on loans decreased 29 basis points, reflecting the continuing effect of the low interest rate environment and pricing competition for a limited number of quality lending opportunities. The lower loan yield also reflects a shift in new production toward more floating rate loans.

Average interest-earning assets for the third quarter of 2015 increased $1.19 billion, or 17%, from the third quarter of 2014, which was due primarily to the increase in loans, including the acquisition of Palmetto and MoneyTree loans. Average investment securities for the third quarter of 2015 increased $165 million from a year ago, partially due to the Palmetto acquisition. The average yield on the investment portfolio decreased 7 basis points from a year ago, partially due to lower yields on acquired securities.

Average interest-bearing liabilities of $5.67 billion for the third quarter of 2015 increased $645 million from the third quarter of 2014. Average noninterest bearing deposits increased $442 million from the third quarter of 2014 to $1.97 billion for the third quarter of 2015. The average cost of interest-bearing liabilities for the third quarter of 2015 was .38% compared to .50% for the same period of 2014, reflecting United’s concerted efforts to reduce its cost of funds. In the first nine months of 2015, United redeemed $49.2 million in higher-rate trust preferred securities, with rates ranging from 8.125% to 11.295%. In third quarter 2015, United issued $50 million of seven-year senior notes at 5% and $35 million of twelve-year senior notes at 5.5%. Also contributing to the overall lower rate on interest-bearing liabilities was a shift in the mix of deposits away from more expensive time deposits toward lower-rate transaction deposits.

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

For the third quarters of 2015 and 2014, the net interest spread was 3.15% and 3.19%, respectively, while the net interest margin was 3.26% and 3.32%, respectively. The decrease in both ratios reflects the impact of the continuing effect of the low interest rate environment and pricing competition for a limited number of quality lending opportunities.

For the first nine months of 2015, net interest revenue was $185 million, an increase of $18.6 million, or 11%, from the first nine months of 2014. Average earning assets increased $675 million, or 10%, during the first nine months of 2015, compared to the same period a year ago. The yield on earning assets decreased 7 basis points from 3.63% for the nine months ended September 30, 2014, to 3.56% for the nine months ended September 30, 2015, due to declining loan yields. The lower loan portfolio yield reflects competitive pricing pressure on new and renewed loans and a shift in loan mix to more floating rate loans. Investment yields increased 5 basis points for the first nine months of 2015 compared to the first nine months of 2014, which helped offset some of the decrease on loan yields. The rate on interest bearing liabilities over the same period decreased 13 basis points. The lower yield on interest earning assets was more than offset by the reduction in rates paid on interest bearing liabilities, resulting in the net interest margin increasing 4 basis points from the nine months ended September 30, 2014 to the nine months ended September 30, 2015.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 2015 and 2014.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis

For the Three Months Ended September 30,

	2015			2014
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$5,457,158	$57,258	4.16%	$4,445,947	$49,853	4.45%
Taxable securities (3)	2,367,417	12,624	2.13	2,212,116	12,169	2.20
Tax-exempt securities (1)(3)	28,889	290	4.02	18,794	290	6.17
Federal funds sold and other interest-earning assets	155,957	948	2.43	143,169	1,026	2.87
Total interest-earning assets	8,009,421	71,120	3.53	6,820,026	63,338	3.69
Non-interest-earning assets:
Allowance for loan losses	(71,090)			(74,146)
Cash and due from banks	80,678			71,224
Premises and equipment	179,463			161,315
Other assets (3)	435,060			395,184
Total assets	$8,633,532			$7,373,603
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,491,801	337	.09	$1,331,806	365	.11
Money market	1,737,740	981	.22	1,387,042	872	.25
Savings	386,254	25	.03	282,746	20	.03
Time less than $100,000	793,755	708	.35	791,289	876	.44
Time greater than $100,000	484,074	447	.37	542,216	827	.61
Brokered time deposits	268,716	(325)	(.48)	278,330	18	.03
Total interest-bearing deposits	5,162,340	2,173	.17	4,613,429	2,978	.26
Federal funds purchased and other borrowings	72,909	99	.54	53,713	316	2.33
Federal Home Loan Bank advances	281,429	461	.65	227,190	435	.76
Long-term debt	152,105	2,669	6.96	129,865	2,642	8.07
Total borrowed funds	506,443	3,229	2.53	410,768	3,393	3.28
Total interest-bearing liabilities	5,668,783	5,402	.38	5,024,197	6,371	.50
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,972,291			1,530,011
Other liabilities	95,342			92,986
Total liabilities	7,736,416			6,647,194
Shareholders' equity	897,116			726,409
Total liabilities and shareholders' equity	$8,633,532			$7,373,603
Net interest revenue		$65,718			$56,967
Net interest-rate spread			3.15%			3.19%
Net interest margin (4)			3.26%			3.32%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.
(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $8.56 million in 2015 and pretax unrealized gains of $7.42 million in 2014 are included in other assets for purposes of this presentation.
(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 2015 and 2014.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis

For the Nine Months Ended September 30,

	2015			2014
	Average		Avg.	Average		Avg.
(dollars in thousands, taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$5,069,270	$160,204	4.23%	$4,392,895	$146,156	4.45%
Taxable securities (3)	2,263,907	36,380	2.14	2,272,639	35,560	2.09
Tax-exempt securities (1)(3)	23,649	845	4.76	19,515	914	6.24
Federal funds sold and other interest-earning assets	154,392	2,734	2.36	150,782	2,986	2.64
Total interest-earning assets	7,511,218	200,163	3.56	6,835,831	185,616	3.63
Non-interest-earning assets:
Allowance for loan losses	(71,425)			(76,148)
Cash and due from banks	78,948			65,744
Premises and equipment	169,037			161,843
Other assets (3)	405,101			404,654
Total assets	$8,092,879			$7,391,924
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,462,344	1,079	.10	$1,367,713	1,216	.12
Money market	1,605,098	2,460	.20	1,375,064	2,192	.21
Savings	340,878	71	.03	272,696	61	.03
Time less than $100,000	768,608	2,223	.39	828,694	2,822	.46
Time greater than $100,000	484,439	1,593	.44	561,167	2,610	.62
Brokered time deposits	272,688	(982)	(.48)	300,374	78	.03
Total interest-bearing deposits	4,934,055	6,444	.17	4,705,708	8,979	.26
Federal funds purchased and other borrowings	52,385	279	.71	91,320	2,064	3.02
Federal Home Loan Bank advances	270,260	1,307	.65	169,392	573	.45
Long-term debt	131,338	7,481	7.62	129,865	7,914	8.15
Total borrowed funds	453,983	9,067	2.67	390,577	10,551	3.61
Total interest-bearing liabilities	5,388,038	15,511	.38	5,096,285	19,530	.51
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,793,181			1,469,967
Other liabilities	93,218			111,522
Total liabilities	7,274,437			6,677,774
Shareholders' equity	818,442			714,150
Total liabilities and shareholders' equity	$8,092,879			$7,391,924
Net interest revenue		$184,652			$166,086
Net interest-rate spread			3.18%			3.12%
Net interest margin (4)			3.29%			3.25%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.
(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $12.7 million in 2015 and pretax unrealized gains of $1.59 million in 2014 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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

Table 4 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis

(in thousands)

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	Compared to 2014			Compared to 2014
	Increase (decrease)			Increase (decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$10,771	$(3,366)	$7,405	$21,653	$(7,605)	$14,048
Taxable securities	836	(381)	455	(137)	957	820
Tax-exempt securities	123	(123)	-	172	(241)	(69)
Federal funds sold and other interest-earning assets	86	(164)	(78)	70	(322)	(252)
Total interest-earning assets	11,816	(4,034)	7,782	21,758	(7,211)	14,547

Interest-bearing liabilities:
NOW accounts	41	(69)	(28)	80	(217)	(137)
Money market accounts	204	(95)	109	355	(87)	268
Savings deposits	7	(2)	5	14	(4)	10
Time deposits less than $100,000	3	(171)	(168)	(195)	(404)	(599)
Time deposits greater than $100,000	(81)	(299)	(380)	(324)	(693)	(1,017)
Brokered deposits	(1)	(342)	(343)	(7)	(1,053)	(1,060)
Total interest-bearing deposits	173	(978)	(805)	(77)	(2,458)	(2,535)
Federal funds purchased & other borrowings	85	(302)	(217)	(639)	(1,146)	(1,785)
Federal Home Loan Bank advances	95	(69)	26	426	308	734
Long-term debt	418	(391)	27	89	(522)	(433)
Total borrowed funds	598	(762)	(164)	(124)	(1,360)	(1,484)
Total interest-bearing liabilities	771	(1,740)	(969)	(201)	(3,818)	(4,019)

Increase in net interest revenue	$11,045	$(2,294)	$8,751	$21,959	$(3,393)	$18,566

Provision for Credit Losses

The provision for credit losses is based on management’s evaluation of probable incurred losses in the loan portfolio and corresponding analysis of the allowance for credit losses at quarter-end. The provision for credit losses was $700,000 and $3.40 million, respectively, for the third quarter and first nine months of 2015, compared to $2.00 million and $6.70 million, respectively, for the same periods in 2014. The amount of provision recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, sufficient to cover incurred losses in the loan portfolio. The third quarter and first nine months of 2015 loan loss provisions were lower than those for the comparable periods in 2014 due to overall improvement in portfolio credit quality. For the three and nine months ended September 30, 2015, net loan charge-offs as an annualized percentage of average outstanding loans were .10% and .13%, respectively, compared to .28% and .35%, respectively, for the same periods in 2014.

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

Fee Revenue

Fee revenue for the three and nine months ended September 30, 2015 was $18.3 million and $51.2 million, respectively, an increase of $3.89 million, or 27%, compared to the third quarter of 2014, and an increase of $10.5 million, or 26%, from the year-to-date period of 2014. The following table presents the components of fee revenue for the third quarters and first nine months of 2015 and 2014.

Table 5 - Fee Revenue

(in thousands)

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent

Overdraft fees	$3,303	$3,071	$232	8	$8,631	$8,935	$(304)	(3)
ATM and debit card fees	4,364	3,811	553	15	12,222	11,318	904	8
Other service charges and fees	1,668	1,320	348	26	4,472	4,374	98	2
Service charges and fees	9,335	8,202	1,133	14	25,325	24,627	698	3
Mortgage loan and related fees	3,840	2,178	1,662	76	10,302	5,409	4,893	90
Brokerage fees	1,200	1,209	(9)	(1)	3,983	3,631	352	10
Gains on sales of government guaranteed loans	1,646	945	701	74	4,281	1,689	2,592	153
Customer derivatives	418	179	239	134	1,314	650	664	102
Securities gains, net	325	11	314		1,877	4,663	(2,786)
Losses from prepayment of debt	(256)	-	(256)		(1,294)	(4,446)	3,152
Other	1,789	1,688	101	6	5,457	4,508	949	21
Total fee revenue	$18,297	$14,412	$3,885	27	$51,245	$40,731	$10,514	26

Overdraft fees of $3.3 million for the third quarter of 2015 were up $232,000, or 8%, from the third quarter of 2014. For the first nine months of 2015, overdraft fees of $8.63 million were down $304,000, or 3%, from the same period in 2014. Despite a slight increase in third quarter 2015 mostly due to the acquisitions, overdraft fees declined year over year as customer utilization of our courtesy overdraft services has decreased. ATM and debit card fees of $4.36 million in third quarter of 2015 and $12.2 million in the first nine months of 2015 increased from the comparable periods in 2014 due to growth in transaction volume.

Mortgage loans and related fees for the third quarter and first nine months of 2015 were up $1.66 million, or 76%, and $4.89 million, or 90%, respectively, from the same periods in 2014. The increase reflects United’s focus on growing the mortgage business by recruiting new mortgage lenders in key metropolitan markets and an increase in refinancing activity. In the third quarter of 2015, United closed 711 loans totaling $141 million compared with 492 loans totaling $84.2 million in the third quarter of 2014. Year-to-date mortgage production in 2015 amounted to 1,849 loans totaling $357 million, compared to 1,202 loans totaling $199 million for the same period in 2014. United had $80.1 million and $191 million, respectively, in home purchase mortgage originations in the third quarter and first nine months of 2015, compared with $53.0 million and $129 million, respectively, for the same periods a year ago. The volume of new purchase money mortgages in the third quarter was 62% compared with 63% in the third quarter of 2014.

Brokerage fees were approximately equal to the third quarter of 2014 and increased $352,000, or 10%, compared to the first nine months of 2014. The year-to-date increase reflects United’s continuing efforts to grow this line of business.

In the third quarter and first nine months of 2015, United realized $1.65 million and $4.28 million, respectively, in gains from the sales of the guaranteed portion of SBA and USDA loans. United has been actively growing its government guaranteed lending business with the hiring of new leadership and lenders who specialize in government guaranteed loan programs such as SBA and USDA loans. United’s SBA/USDA lending strategy includes selling a portion of the loan production each quarter. United began selling the guaranteed portion of loans in the second quarter of 2014. United retains the servicing rights on the sold loans and earns a fee for servicing the loans. In the third quarter and first nine months of 2015, United sold the guaranteed portion of loans in the amount of $17.8 million and $45.6 million, respectively, at prices ranging from 105% to 119% of par.

Customer derivative fees were up $239,000 from the third quarter of 2014 and $664,000 from the first nine months of 2014 due to an increase in customer demand for this product as commercial customers sought to lock in low fixed rates on their loans.

United realized net securities gains of $325,000 in the third quarter of 2015 compared with securities gains of $11,000 in the third quarter of 2014. For the first nine months of 2015 and 2014, net securities gains totaled $1.88 million and $4.66 million, respectively. In third quarter 2015, United incurred $256,000 in debt prepayment charges due to the redemption of $33.8 million in trust preferred securities. The securities had an average rate of approximately 8.5%. In the first nine months of 2015, United incurred $1.29 million in charges from the third quarter trust preferred redemption and the first quarter prepayment of $6 million in structured repurchase agreements that paid interest at a rate of 4% and $15 million in trust preferred securities that paid interest at an average rate in excess of 11%. The securities gains and prepayment charges in 2015 were mostly offsetting and were part of the same overall balance sheet management activities that were intended to lower the overall cost of wholesale borrowings going forward.

Other fee revenue of $1.79 million for the third quarter of 2015 was up $101,000, or 6%, from the third quarter of 2014, mostly due to gains from sales of closed branch facilities. For the first nine months of 2015, other fee revenue of $5.46 million was up $949,000, or 21%, from the same period in 2014, primarily due to volume driven increases in income from bank owned life insurance policies and an incentive payment from United’s merchant services vendor, combined with the same factors mentioned for the quarterly increase.

Operating Expenses

The following table presents the components of operating expenses for the three and nine months ended September 30, 2015 and 2014.

Table 6 - Operating Expenses

(in thousands)

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2015	2014	Amount	Percent	2015	2014	Amount	Percent

Salaries and employee benefits	$29,342	$25,666	$3,676	14	$83,749	$74,349	$9,400	13
Communications and equipment	3,963	3,094	869	28	10,538	9,370	1,168	12
Occupancy	4,013	3,425	588	17	10,706	10,065	641	6
Advertising and public relations	812	894	(82)	(9)	2,689	2,659	30	1
Postage, printing and supplies	1,049	876	173	20	2,980	2,456	524	21
Professional fees	2,668	2,274	394	17	6,844	5,873	971	17
FDIC assessments and other regulatory charges	1,136	1,131	5	-	3,643	3,909	(266)	(7)
Amortization of intangibles	714	313	401	128	1,403	1,061	342	32
Merger-related changes	5,744	-	5,744	100	8,917	-	8,917	100
Other	4,828	3,691	1,137	31	14,281	11,204	3,077	27
Total operating expenses	$54,269	$41,364	$12,905	31	$145,750	$120,946	$24,804	21

Operating expenses for the third quarter of 2015 totaled $54.3 million, up $12.9 million, or 31%, from the third quarter of 2014. The increase mostly reflects the inclusion of the operating expenses of the two acquired banks from their respective acquisition dates, higher salaries and employee benefits expense resulting from investing in specialized lending areas and other strategic hiring and merger-related charges related to the acquisition of Palmetto. For the nine months ended September 30, 2015, operating expenses totaled $146 million, an increase of $24.8 million, or 21%, from the same period in 2014, primarily due to the inclusion of the operating expenses of the two acquired banks from their respective acquisition dates, higher salaries and employee benefits expense resulting from investing in specialized lending areas and other strategic hiring, merger-related charges, charges to terminate and settle the loss sharing agreements with the FDIC related to United’s 2009 acquisition of Southern Community Bank and a loss on a fraudulent home equity line of credit transaction.

Salaries and employee benefits for the third quarter of 2015 were $29.3 million, up $3.68 million, or 14%, from the third quarter of 2014. The increase was due to a number of factors including investments in additional staff and new teams to expand specialized lending and new talent in other key areas, additional staff resulting from the Palmetto and MoneyTree acquisitions, higher incentives due to increased loan production and obtaining higher earnings performance targets. For the first nine months of 2015, salaries and employee benefits of $83.7 million were up $9.4 million, or 13%, from the first nine months of 2014. Headcount totaled 1,927 at September 30, 2015, up 412 from 1,515 at September 30, 2014, with 336 coming from the Palmetto and MoneyTree acquisitions.

Professional fees for the third quarter of 2015 of $2.67 million were up $394,000, or 17%, from the third quarter of 2014. For the nine months ended September 30, 2015, professional fees of $6.84 million were up $971,000, or 17%. The increase was due primarily to higher legal and consulting fees relating to projects that are in process.

Merger-related charges in third quarter 2015 of $5.74 million mostly related to the Palmetto acquisition and consisted primarily of severance, conversion costs, and legal and professional fees. Merger-related charges for the first nine months of 2015 also included costs related to the MoneyTree acquisition.

Other expense of $4.83 million for the third quarter of 2015 increased $1.14 million, or 31%, from the third quarter of 2014. Year-to-date, other expense of $14.3 million increased $3.08 million, or 27%, from the first nine months of 2014. The increase from the third quarter of 2014 is due to higher lending support costs due to increased lending activity, higher ATM and internet banking costs due to higher volume, and higher servicing costs on United’s indirect auto loan portfolio due to growth in that portfolio. The increase from the first nine months of 2014 is mostly due to a $690,000 charge to terminate and settle the loss sharing agreements with the FDIC related to United’s 2009 acquisition of Southern Community Bank and a $420,000 loss on a fraudulent home equity line of credit transaction in addition to the reasons given for the third quarter increase. Other expense in the first nine months of 2015 was also elevated due to higher travel and entertainment costs associated with the increase in lending activity.

Income Taxes

The income tax provision for the third quarter and first nine months of 2015 was $10.9 million and $32.4 million, respectively, as compared with $9.99 million and $28.7 million, respectively, for the same periods in 2014. The income tax provision represents an effective tax rate of 37.8% for each period of 2015 and 36.2% and 36.7%, respectively, for each period of 2014. At September 30, 2015, December 31, 2014 and September 30, 2014, United maintained a valuation allowance on its net deferred tax asset of $4.58 million, $4.12 million and $4.45 million, respectively. Management assesses the valuation allowance recorded against its net deferred tax asset at each reporting period. The determination of whether a valuation allowance for its net deferred tax asset is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

United evaluated the need for a valuation allowance at September 30, 2015. Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of its net deferred tax asset will be realized based upon future taxable income. The remaining valuation allowance of $4.58 million is related to specific state income tax credits that have short carryforward periods and are expected to expire unused.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management's conclusion at September 30, 2015 that it was more likely than not that United’s net deferred tax asset of $197 million will be realized is based upon management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts that consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, the valuation allowance may need to be increased for some or all of its net deferred tax asset. Such an increase to the net deferred tax asset valuation allowance could have a material adverse effect on United’s financial condition and results of operations.

United is subject to income taxation in the United States and various state jurisdictions. United’s federal and state income tax returns are filed on a consolidated basis. Currently, no years for which United filed a federal income tax return are under examination by the IRS, and there are no state tax examinations currently in progress. United is no longer subject to income tax examinations from state and local income tax authorities for years before 2012. Although United is unable to determine the ultimate outcome of future examinations, United believes that the liability recorded for uncertain tax positions is appropriate.

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

Balance Sheet Review

Total assets at September 30, 2015, December 31, 2014 and September 30, 2014 were $9.41 billion, $7.57 billion and $7.53 billion, respectively. Average total assets for the third quarter of 2015 were $8.63 billion, up from $7.37 billion in the third quarter of 2014.

The following table presents a summary of the loan portfolio.

Table 7 - Loans Outstanding
(in thousands)

	September 30,	December 31,	September 30,
	2015	2014	2014
By Loan Type
Owner occupied commercial real estate	$1,479,246	$1,163,480	$1,153,933
Income producing commercial real estate	817,833	598,537	604,727
Commercial & industrial	890,233	710,256	649,853
Commercial construction	318,345	196,030	180,794
Total commercial	3,505,657	2,668,303	2,589,307
Residential mortgage	1,061,610	865,789	865,568
Home equity lines of credit	584,934	465,872	458,819
Residential construction	334,084	298,627	307,178
Consumer installment	116,603	104,899	105,345
Indirect auto	420,697	268,629	242,669
Total loans	$6,023,585	$4,672,119	$4,568,886

As a percentage of total loans:
Owner occupied commercial real estate	24%	25%	25%
Income producing commercial real estate	14	13	13
Commercial & industrial	15	15	14
Commercial construction	5	4	4
Total commercial	58	57	56
Residential mortgage	18	19	19
Home equity lines of credit	10	10	10
Residential construction	5	6	7
Consumer installment	2	2	3
Indirect auto	7	6	5
Total	100%	100%	100%

By Geographic Location
North Georgia	$1,129,474	$1,163,479	$1,168,307
Atlanta MSA	1,266,224	1,243,535	1,246,240
North Carolina	545,895	552,527	553,028
Coastal Georgia	506,394	455,709	443,803
Gainesville MSA	252,089	257,449	253,878
East Tennessee	510,511	280,312	280,534
South Carolina	783,552	29,786	20,765
Specialized Lending	608,749	420,693	359,662
Other (Indirect Auto)	420,697	268,629	242,669
Total loans	$6,023,585	$4,672,119	$4,568,886

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, South Carolina and Tennessee, including customers who have a seasonal residence in United’s market areas. More than 76% of the loans are secured by real estate. In 2014, loan growth began to return to pre-crisis levels reflecting United’s specialized lending initiatives which resulted in increases in commercial lending. Consumer installment loans also increased due to purchases of indirect auto loans. Total loans averaged $5.46 billion in the third quarter of 2015, compared with $4.45 billion in the third quarter of 2014, an increase of 23%. At September 30, 2015, total loans were $6.02 billion, an increase of $1.45 billion, or 32%, from September 30, 2014.

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

United’s home equity lines generally require the payment of interest only for a set period after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both principal and interest. At September 30, 2015, December 31, 2014 and September 30, 2014, the funded portion of home equity lines totaled $585 million, $466 million and $459 million, respectively. Approximately 3% of the home equity lines at September 30, 2015 were amortizing. Of the $585 million in balances outstanding at September 30, 2015, $402 million, or 69%, were secured by first liens. At September 30, 2015, 58% of the total available home equity lines were drawn upon.

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

The table below presents performing substandard loans for the last five quarters.

Table 8 - Performing Substandard Loans

(in thousands)

	September 30,	June 30,	March 31,	December 31,	September 30,
	2015	2015	2015	2014	2014
By Category
Owner occupied commercial real estate	$42,409	$39,618	$43,887	$46,401	$49,857
Income producing commercial real estate	29,856	18,775	19,881	20,560	22,215
Commercial & industrial	6,200	6,394	6,704	7,863	7,498
Commercial construction	2,877	3,255	3,528	3,566	3,847
Total commercial	81,342	68,042	74,000	78,390	83,417
Residential mortgage	35,849	30,579	30,382	31,831	42,981
Home equity	6,615	5,591	5,734	5,296	8,073
Residential construction	10,180	9,686	9,504	10,920	11,755
Consumer installment	787	842	1,301	1,382	2,062
Indirect auto	1,265	961	796	574	684
Total	$136,038	$115,701	$121,717	$128,393	$148,972

By Market
North Georgia	$50,695	$51,938	$52,652	$55,821	$66,780
Atlanta MSA	28,390	31,681	31,884	31,201	34,340
North Carolina	13,914	15,514	13,871	16,479	18,465
Coastal Georgia	6,977	5,886	14,355	15,642	17,368
Gainesville MSA	597	897	1,009	1,109	2,016
East Tennessee	7,369	7,688	5,936	5,933	7,643
South Carolina	25,873	-	-	-	-
Specialized lending	958	1,136	1,214	1,634	1,676
Indirect auto	1,265	961	796	574	684
Total loans	$136,038	$115,701	$121,717	$128,393	$148,972

At September 30, 2015, performing substandard loans totaled $136 million and increased $20.3 million from the prior quarter-end, and decreased $12.9 million from a year ago. Performing substandard loans have been on a downward trend as credit conditions continue to improve and problem credits are resolved. The increase in the third quarter of 2015 was due to the acquisition of Palmetto.

Reviews of substandard performing and non-performing loans, troubled debt restructurings (“TDRs”), past due loans and larger credits are conducted on a regular basis and are designed to identify risk migration and potential charges to the allowance for loan losses. These reviews are presented by the responsible lending officers and specific action plans are discussed along with the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, changes in risk profile, the effect of prevailing economic conditions on the borrower and other factors specific to the borrower and its industry. In addition to United’s internal loan review, United also uses external loan review to ensure the independence of the loan review process.

The following table presents a summary of the changes in the allowance for credit losses for the three and nine months ended September 30, 2015 and 2014.

Table 9 - Allowance for Credit Losses

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Allowance for loan losses at beginning of period	$70,129	$73,248	$71,619	$76,762
Charge-offs:
Owner occupied commercial real estate	463	832	1,194	2,116
Income producing commercial real estate	126	598	448	1,435
Commercial & industrial	508	30	1,139	2,005
Commercial construction	80	104	249	236
Residential mortgage	848	1,357	2,535	5,738
Home equity lines of credit	413	405	834	2,032
Residential construction	50	753	1,689	3,004
Consumer installment	496	449	1,171	1,580
Indirect auto	175	178	433	344
Total loans charged-off	3,159	4,706	9,692	18,490
Recoveries:
Owner occupied commercial real estate	228	86	317	2,929
Income producing commercial real estate	231	494	588	691
Commercial & industrial	319	372	1,236	1,263
Commercial construction	21	1	72	1
Residential mortgage	415	240	899	597
Home equity lines of credit	120	50	160	218
Residential construction	174	41	645	410
Consumer installment	221	256	784	974
Indirect auto	13	11	34	38
Total recoveries	1,742	1,551	4,735	7,121
Net charge-offs	1,417	3,155	4,957	11,369
Provision for loan losses	350	1,835	2,400	6,535
Allowance for loan losses at end of period	$69,062	$71,928	$69,062	$71,928
Allowance for unfunded commitments at beginning of period	$2,580	$2,165	$1,930	$2,165
Provision for losses on unfunded commitments	350	165	1,000	165
Allowance for unfunded commitments at end of period	2,930	2,330	2,930	2,330
Allowance for credit losses	$71,992	$74,258	$71,992	$74,258
Total loans:
At period-end	$6,023,585	$4,568,886	$6,022,394	$4,568,886
Average	5,457,158	4,445,947	5,069,270	4,380,327	(1)
Allowance for loan losses as a percentage of period-end loans	1.15%	1.57%	1.15%	1.57%
As a percentage of average loans (annualized):
Net charge-offs	.10	.28	.13	.35
Provision for loan losses	.03	.16	.06	.20

(1) Excludes loans covered by loss sharing agreements with the FDIC

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

The allowance for credit losses, which includes a portion related to unfunded commitments, totaled $72.0 million at September 30, 2015, compared with $73.5 million at December 31, 2014, and $74.3 million at September 30, 2014. At September 30, 2015, the allowance for loan losses was $69.1 million, or 1.15% of loans, compared with $71.6 million, or 1.53% of total loans, at December 31, 2014 and $71.9 million, or 1.57% of loans, at September 30, 2014. Excluding acquired loans, the allowance for loan losses as a percentage of loans at September 30, 2015 was 1.37%.

In accordance with the accounting guidance for business combinations, there was no allowance for loan losses brought forward on loans acquired from Palmetto or MoneyTree, as credit deterioration was included in the determination of fair value at acquisition date. At September 30, 2015, United recorded no allowance for loan losses on loans acquired from Palmetto or FNB as there was no evidence of credit deterioration beyond that which was incorporated into the determination of fair value at acquisition date. At September 30, 2015, for acquired loans that had no evidence of credit deterioration at the time of acquisition, the remaining unaccreted fair value discount was $7.71 million.

Management believes that the allowance for credit losses at September 30, 2015 reflects the probable incurred losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for credit losses cannot be determined with certainty and may be subject to change in future periods. The amount of any changes could be significant if management’s assessment of loan quality or collateral values change substantially with respect to one or more loan relationships or portfolios. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for credit losses in future periods if, in their opinion, the results of their review warrant such additions. See the “Critical Accounting Policies” section for additional information on the allowance for loan losses.

Nonperforming Assets

The table below summarizes nonperforming assets.

Table 10 - Nonperforming Assets

(in thousands)

	September 30,	December 31,	September 30,
	2015	2014	2014
Nonperforming loans	$20,064	$17,881	$18,745
Foreclosed properties (OREO)	7,669	1,726	3,146

Total nonperforming assets	$27,733	$19,607	$21,891

Nonperforming loans as a percentage of total loans	.33%	.38%	.41%
Nonperforming assets as a percentage of total loans and OREO	.46	.42	.48
Nonperforming assets as a percentage of total assets	.29	.26	.29

At September 30, 2015, nonperforming loans were $20.1 million compared to $17.9 million at December 31, 2014 and $18.7 million at September 30, 2014. Nonperforming assets, which include nonperforming loans and foreclosed real estate, totaled $27.7 million at September 30, 2015 compared with $19.6 million at December 31, 2014 and $21.9 million at September 30, 2014. United sold $1.92 million of foreclosed properties and added $1.90 million in new foreclosures during the third quarter of 2015.

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

The following table summarizes nonperforming assets by category and market.

Table 11 - Nonperforming Assets by Quarter

(in thousands)

	September 30, 2015			December 31, 2014			September 30, 2014
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Owner occupied commercial real estate	$5,918	$882	$6,800	$4,133	$355	$4,488	$2,156	$1,024	$3,180
Income producing commercial real estate	1,238	4,084	5,322	717	-	717	1,742	42	1,784
Commercial & industrial	1,068	-	1,068	1,571	-	1,571	1,593	-	1,593
Commercial construction	256	657	913	83	15	98	148	-	148
Total commercial	8,480	5,623	14,103	6,504	370	6,874	5,639	1,066	6,705
Residential mortgage	8,847	1,454	10,301	8,196	1,183	9,379	8,350	1,769	10,119
Home equity	890	87	977	695	40	735	720	90	810
Residential construction	929	505	1,434	2,006	133	2,139	3,543	221	3,764
Consumer installment	196	-	196	134	-	134	139	-	139
Indirect auto	722	-	722	346	-	346	354	-	354
Total NPAs	$20,064	$7,669	$27,733	$17,881	$1,726	$19,607	$18,745	$3,146	$21,891
Balance as a % of Unpaid Principal	70.3%	45.8%	61.2%	69.9%	54.1%	68.1%	68.6%	54.5%	66.1%

BY MARKET
North Georgia	$6,403	$1,263	$7,666	$5,669	$711	$6,380	$7,392	$1,717	$9,109
Atlanta MSA	1,750	1,122	2,872	1,837	372	2,209	1,724	364	2,088
North Carolina	4,564	9	4,573	5,221	234	5,455	4,919	398	5,317
Coastal Georgia	338	66	404	799	105	904	781	160	941
Gainesville MSA	325	3	328	1,310	81	1,391	1,403	85	1,488
East Tennessee	2,886	231	3,117	1,414	201	1,615	1,227	245	1,472
South Carolina	267	4,975	5,242	-	-	-	-	-	-
Specialized Lending	2,809	-	2,809	1,285	22	1,307	945	177	1,122
Indirect auto	722	-	722	346	-	346	354	-	354
Total NPAs	$20,064	$7,669	$27,733	$17,881	$1,726	$19,607	$18,745	$3,146	$21,891

At September 30, 2015, December 31, 2014, and September 30, 2014, United had $88.7 million, $85.1 million and $88.6 million, respectively, in loans with terms that have been modified in TDRs. Included therein were $4.15 million, $3.78 million and $6.4 million, respectively, of TDRs that were not performing in accordance with their modified terms and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $84.5 million, $81.3 million and $82.2 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At September 30, 2015, December 31, 2014 and September 30, 2014, there were $108 million, $106 million and $109 million, respectively, of loans classified as impaired under the definition outlined in the Accounting Standards Codification, including TDRs which are by definition considered impaired. Included in impaired loans at September 30, 2015, December 31, 2014 and September 30, 2014 was $30.7 million, $25.5 million and $26.9 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value. The balance of impaired loans at September 30, 2015, December 31, 2014 and September 30, 2014 of $76.9 million, $81.0 million and $82.1 million, respectively, had specific reserves that totaled $6.18 million, $9.88 million and $10.3 million, respectively. The average recorded investment in impaired loans for the third quarters of 2015 and 2014 was $108 million and $110 million, respectively. For the nine months ended September 30, 2015 and 2014, the average recorded investment in impaired loans was $108 million and $109 million, respectively. For the three and nine months ended September 30, 2015, United recognized $1.28 million and $3.76 million, respectively, in interest revenue on impaired loans compared to $1.27 million and $3.77 million, respectively, for the same periods of the prior year. United’s policy is to discontinue the recognition of interest revenue for loans classified as impaired under ASC 310-10-35, Receivables, when a loan meets the criteria for nonaccrual status.

The table below summarizes activity in nonperforming assets.

Table 12 - Activity in Nonperforming Assets

(in thousands)

	Third Quarter 2015			Third Quarter 2014
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$18,805	$2,356	$21,161	$20,724	$2,969	$23,693
Acquisitions	-	4,848	4,848	-	-	-
Loans placed on non-accrual	8,923	-	8,923	7,665	-	7,665
Payments received	(4,233)	-	(4,233)	(3,129)	-	(3,129)
Loan charge-offs	(1,531)	-	(1,531)	(4,353)	-	(4,353)
Foreclosures	(1,900)	1,900	-	(2,162)	2,162	-
Capitalized costs	-	256	256	-	209	209
Property sales	-	(1,916)	(1,916)	-	(2,350)	(2,350)
Write downs	-	(79)	(79)	-	(108)	(108)
Net gains on sales	-	304	304	-	264	264
Ending Balance	$20,064	$7,669	$27,733	$18,745	$3,146	$21,891

	First Nine Months 2015			First Nine Months 2014
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$17,881	$1,726	$19,607	$26,819	$4,221	$31,040
Acquisitions	-	5,810	5,810	-	-	-
Loans placed on non-accrual	21,419	-	21,419	26,497	-	26,497
Payments received	(9,585)	-	(9,585)	(8,822)	-	(8,822)
Loan charge-offs	(6,223)	-	(6,223)	(17,533)	-	(17,533)
Foreclosures	(3,428)	3,428	-	(8,216)	8,216	-
Capitalized costs	-	256	256	-	209	209
Note / property sales	-	(3,919)	(3,919)	-	(10,018)	(10,018)
Write downs	-	(254)	(254)	-	(690)	(690)
Net gains on sales	-	622	622	-	1,208	1,208
Ending Balance	$20,064	$7,669	$27,733	$18,745	$3,146	$21,891

Foreclosed property is initially recorded at fair value, less estimated costs to sell. If the fair value, less estimated costs to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the lesser of fair value, less estimated costs to sell or the listed selling price, less the costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property expense. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of foreclosed property are accounted for in accordance with ASC 360-20, Real Estate Sales. For the third quarter of 2015, United transferred $1.90 million of loans into foreclosed property through foreclosures. During the same period, proceeds from sales of foreclosed property were $1.92 million, which includes $166,000 in sales that were financed by United.

Investment Securities

The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowings, including repurchase agreements. Total investment securities at September 30, 2015 increased $235 million from a year ago.

At September 30, 2015, December 31, 2014 and September 30, 2014, United had securities held-to-maturity with a carrying amount of $358 million, $415 million, and $432 million, respectively, and securities available-for-sale totaling $2.10 billion, $1.78 billion, and $1.79 billion, respectively. At September 30, 2015, December 31, 2014 and September 30, 2014, the securities portfolio represented approximately 26%, 29% and 30%, respectively, of total assets.

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

Management evaluates its securities portfolio each quarter to determine if any security is considered to be other than temporarily impaired. In making this evaluation, management considers its ability and intent to hold securities to recover current market losses. Losses on United’s fixed income securities at September 30, 2015 primarily reflect the effect of changes in interest rates. United did not recognize any other than temporary impairment losses on its investment securities during the third quarter or first nine months of 2015 or 2014.

At September 30, 2015, December 31, 2014 and September 30, 2014, 27%, 31% and 31%, respectively, of the securities portfolio was invested in floating-rate securities or fixed-rate securities that were swapped to floating rates in order to manage exposure to rising interest rates.

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

Deposits

United has initiated several programs to improve core earnings by growing customer transaction deposit accounts and lowering overall pricing on deposit accounts. The programs were successful in increasing core transaction deposit accounts and allowing for the reduction of more costly time deposit balances. United’s high level of service, as evidenced by its strong customer satisfaction scores, has been instrumental in attracting and retaining deposits.

Total customer deposits, excluding brokered deposits, as of September 30, 2015 were $7.39 billion, an increase of $1.55 billion from September 30, 2014, of which $1.34 billion was attributable to the Palmetto and MoneyTree acquisitions. Total core deposits (demand, NOW, money market and savings deposits, excluding public funds deposits) of $5.25 billion at September 30, 2015 increased $1.53 billion, or 41%, from a year ago, due to the acquisition of Palmetto and MoneyTree, as well as the success of core deposit programs and general industry trends.

Total time deposits, excluding brokered deposits, as of September 30, 2015 were $1.35 billion, up $42.3 million from September 30, 2014. Time deposits less than $100,000 totaled $865 million at September 30, 2015, an increase of $91.2 million, or 12%, from a year ago. Time deposits of $100,000 and greater totaled $483 million as of September 30, 2015, a decrease of $48.9 million, or 9%, from September 30, 2014. The overall increase in time deposits, excluding brokered deposits, was primarily due the Palmetto acquisition, offset by United’s continued efforts to offer low rates on certificates of deposit, allowing balances to decline as United’s funding needs were met by growth in lower cost transaction account deposits and other sources.

Brokered deposits totaled $517 million as of September 30, 2015, an increase of $111 million from a year ago. United has actively added long-term deposits to diversify our funding base. These are typically swapped to LIBOR minus a spread, which achieves low cost funding within our interest rate risk parameters.

Wholesale Funding

The Bank is a shareholder in the Federal Home Loan Bank of Atlanta (“FHLB”). Through this affiliation, FHLB secured advances totaled $200 million, $270 million and $330 million, respectively, as of September 30, 2015, December 31, 2014 and September 30, 2014. United anticipates continued use of this short and long-term source of funds. Additional information regarding FHLB advances is provided in Note 12 to the consolidated financial statements included in United’s Annual Report on Form 10-K for the year ended December 31, 2014.

At December 31, 2014 and September 30, 2014, United had $6.0 million in structured repurchase agreements outstanding. United repaid the remaining $6.0 million outstanding balance in the first quarter of 2015, incurring a charge of $540,000. United takes advantage of these additional sources of liquidity when rates are favorable compared to other forms of short-term borrowings, such as FHLB advances and brokered deposits.

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

United’s policy is based on the 12-month impact on net interest revenue of interest rate shocks and ramps that increase or decrease from 100 to 400 basis points from the base scenario. In the shock scenarios, rates immediately change the full amount at the scenario onset. In the ramp scenarios, rates change by 25 basis points per month. United’s policy limits the projected change in net interest revenue over the first 12 months to a 5% decrease for each 100 basis point change in the increasing and decreasing rate ramp and shock scenarios. Historically low rates on September 30, 2015 and 2014 made use of the down scenarios irrelevant. The following table presents United’s interest sensitivity position at September 30, 2015 and 2014.

Table 13 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at September 30,
	2015		2014
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	2.7%	1.6%	2.0%	2.1%

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

From time to time, United will terminate derivative positions when conditions change and the position is no longer necessary to manage United’s overall sensitivity to changes in interest rates. In those situations where the terminated contract was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the contract, the resulting gain or loss is amortized over the remaining life of the original contract. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization. United expects that $1.93 million will be reclassified as an increase to interest expense from other comprehensive income over the next twelve months related to these terminated cash flow hedges.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities, as well as the ability to use these as collateral for borrowings on a secured basis. We also maintain excess funds in short-term interest-bearing assets that provide additional liquidity. Mortgage loans held for sale totaled $23.1 million at September 30, 2015, and typically turn over every 45 days as the closed loans are sold to investors in the secondary market.

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

At September 30, 2015, United had cash and cash equivalent balances of $207 million and had sufficient qualifying collateral to increase FHLB advances by $1.20 billion and Federal Reserve discount window borrowing capacity of $866 million. United also has the ability to raise substantial funds through brokered deposits. In addition to these wholesale sources, United has the ability to attract retail deposits by competing more aggressively on pricing.

As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $103 million for the nine months ended September 30, 2015. The net income of $53.4 million for the nine month period included the deferred income tax expense of $28.5 million, and non-cash expenses for the following: provision for credit losses of $3.40 million, depreciation, amortization and accretion of $16.8 million and stock-based compensation expense of $3.34 million. Additional sources of cash included a decrease in other assets and accrued interest receivable of $4.23 million and an increase in accrued expenses and other liabilities of $4.19 million. These sources of cash from operating activities were offset by an increase in mortgage loans held for sale of $5.56 million. Net cash used in investing activities of $225 million consisted primarily of a $325 million net increase in loans and purchases of investment securities totaling $477 million. These uses of cash were partially offset by $57.7 million in proceeds from maturities and calls of investment securities held-to-maturity, $275 million in proceeds from the sale of investment securities available-for-sale, $212 million in proceeds from maturities and calls of investment securities available-for-sale and $35.5 million in net cash received in the acquisitions. Net cash provided by financing activities of $136 million consisted primarily of a net increase in deposits of $219 million and proceeds from issuance of senior debt of $84.1 million partially offset by a net decrease in FHLB advances of $92.1 million, $48.5 million in payments to redeem trust preferred securities and $10.5 million in dividends to common shareholders. In the opinion of management, United’s liquidity position at September 30, 2015, was sufficient to meet its expected cash flow requirements.

In addition, because United’s holding company is a separate entity and apart from the Bank, it must provide for its own liquidity. United’s holding company is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities. United’s holding company currently has internal capital resources to meet these obligations. While United’s holding company has access to the capital markets, the ultimate source of holding company liquidity is subsidiary service fees and dividends from the Bank, which are limited by applicable law and regulations.

Capital Resources and Dividends

Shareholders’ equity at September 30, 2015 was $1.01 billion, an increase of $274 million from December 31, 2014 due to the issuance of stock for the acquisitions of Palmetto and MoneyTree, year-to-date earnings less dividends declared, and an increase in the value of available-for-sale securities. Accumulated other comprehensive loss, which includes unrealized gains and losses on securities available-for-sale, the unrealized gains and losses on derivatives qualifying as cash flow hedges and unamortized prior service cost and actuarial gains and losses on United’s modified retirement plan, is excluded in the calculation of regulatory capital adequacy ratios.

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

The Basel III Capital Rules became effective for United on January 1, 2015 subject to a phase in period. The following table shows United’s capital ratios, as calculated under applicable regulatory guidelines, at September 30, 2015, December 31, 2014 and September 30, 2014. As of September 30, 2015, United’s capital levels remained characterized as “well-capitalized” under the Basel III Capital Rules based on the rules in effect at the time.

Table 14 - Capital Ratios

(dollars in thousands)

	September 30, 2015
	Basel III Guidelines		United	United
		Well	Community	Community
	Minimum	Capitalized	Banks, Inc.	Bank

Risk-based ratios:
Common equity tier 1 capital	4.5%	6.5%	11.03%	12.63%
Tier I capital	6.0	8.0	11.03	12.63
Total capital	8.0	10.0	12.09	13.70
Tier 1 leverage ratio	4.0	5.0	9.00	10.31

Common equity tier 1 capital			$744,462	$851,513
Tier I capital			744,462	851,513
Total capital			816,454	923,505

Risk-weighted assets			6,752,253	6,741,340
Average total assets			8,270,703	8,255,553

	Basel I Guidelines		United Community Banks, Inc. (Consolidated)		United Community Bank
		Well	December 31,	September 30,	December 31,	September 30,
	Minimum	Capitalized	2014	2014	2014	2014

Risk-based ratios:
Tier I capital	4.0%	6.0%	12.05%	12.07%	12.84%	12.58%
Total capital	8.0	10.0	13.30	13.32	14.09	13.83
Leverage ratio	3.0	5.0	8.69	8.72	9.25	9.08

Tier I capital			$642,663	$627,523	$683,332	$652,748
Total capital			709,408	692,641	749,927	717,730

Risk-weighted assets			5,332,822	5,200,260	5,320,615	5,189,322
Average total assets			7,396,450	7,193,763	7,385,048	7,185,923

The Basel III guidelines for risk-based capital became effective January 1, 2015. The capital ratios shown above as of September 30, 2015 were calculated under the Basel III guidelines. Capital ratios for all other periods were calculated using the existing Basel I guidelines that were in effect at the time.

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2015 and 2014.

Table 15 - Stock Price Information

	2015				2014
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume

First quarter	$19.53	$16.48	$18.88	234,966	$20.28	$15.74	$19.41	494,205
Second quarter	21.23	17.91	20.87	328,887	19.87	14.86	16.37	308,486
Third quarter	22.23	18.58	20.44	319,884	18.42	15.42	16.46	331,109
Fourth quarter					19.50	15.16	18.94	262,598

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

There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of September 30, 2015 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2014. The interest rate sensitivity position at September 30, 2015 is included in management’s discussion and analysis on page 64 of this report.

Item 4.	Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of United’s disclosure controls and procedures as of September 30, 2015. Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Date: November 6, 2015

