Form 10-K
period 2015-12-31
UNITED COMMUNITY BANKS INC
filed 2016-02-26
CIK 857855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,076,328,754 (based on shares held by non-affiliates at $20.87 per share, the closing stock price on the Nasdaq stock market on June 30, 2015).

As of January 31, 2016, 71,501,103 shares of common stock were issued and outstanding including 66,215,587 voting shares and 5,285,516 non-voting shares. Also outstanding were presently exercisable options to acquire 235,771 shares, presently exercisable warrants to acquire 219,909 shares and 521,630 shares issuable under United Community Banks, Inc.’s deferred compensation plan.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated herein into Part III by reference.

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

To emphasize its commitment to community banking, United conducts substantially all of its operations through a community-focused operating model of separate “community banks”, which as of December 31, 2015, operated at 134 locations throughout the Atlanta-Sandy Springs-Roswell, Georgia, and Gainesville, Georgia metropolitan statistical areas, upstate South Carolina, north and coastal Georgia, western North Carolina, and east Tennessee. Also, United has commercial loan offices in Charlotte, North Carolina and Charleston, South Carolina. The community banks offer a full range of retail and corporate banking services, including checking, savings and time deposit accounts, secured and unsecured loans, wire transfers, brokerage services and other financial services, and are led by local bank presidents (referred to herein as the “Community Bank Presidents”) and management with significant experience in, and ties to, their communities. Each of the Community Bank Presidents has authority, alone or with other local officers, to make most credit decisions. In recent years, United has developed a number of specialized lending areas focusing on asset-based lending, commercial real estate, middle market businesses, United States Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) guaranteed loans and builder finance. Although the specialized lending areas have their own customers, they also work with the community banks to provide their specialized lending expertise to help the community banks better serve their customers. This partnership helps United to position itself as a community bank with large bank resources. Management believes that this operating model provides a competitive advantage.

The Bank, through its full-service retail mortgage lending division, United Community Mortgage Services (“UCMS”), is approved as a seller/servicer for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and provides fixed and adjustable-rate home mortgages. During 2015, the Bank originated $494 million of residential mortgage loans throughout its footprint in Georgia, North Carolina, Tennessee and South Carolina for the purchase of homes and to refinance existing mortgage debt. Substantially all of these mortgages were sold into the secondary market without recourse to the Bank, other than for breaches of warranties. With the acquisition of The Palmetto Bank in late 2015, United began retaining the servicing on some of its mortgage production. United’s residential mortgage servicing portfolio included $377 million in loans at December 31, 2015.

The Bank owns an insurance agency, United Community Insurance Services, Inc. (“UCIS”), known as United Community Advisory Services, which is a subsidiary of the Bank. United also owns a captive insurance subsidiary, United Community Risk Management Services, Inc. (“UCRMSI”) that provides risk management services for United’s subsidiaries. Another Bank subsidiary, United Community Payment Systems, LLC (“UCPS”), provides payment processing services for the Bank’s commercial and small business customers. UCPS is a joint venture with Security Card Services, LLC, a merchant services provider headquartered in Oxford, Mississippi.

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

Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following factors:

•	the condition of the general business and economic environment;
•	the results of our internal credit stress tests may not accurately predict the impact on our financial condition if the economy were to deteriorate;
•	our ability to maintain profitability;
•	our ability to fully realize the balance of our net deferred tax asset, including net operating loss carryforwards;
•	the risk that we may be required to increase the valuation allowance on our net deferred tax asset in future periods;
•	the condition of the banking system and financial markets;
•	our ability to raise capital;
•	our ability to maintain liquidity or access other sources of funding;
•	changes in the cost and availability of funding;
•	the success of the local economies in which we operate;
•	our lack of geographic diversification;
•	our concentrations of residential and commercial construction and development loans and commercial real estate loans are subject to unique risks that could adversely affect our earnings;
•	changes in prevailing interest rates may negatively affect our net income and the value of our assets and other interest rate risks;
•	our accounting and reporting policies;
•	if our allowance for loan losses is not sufficient to cover actual loan losses;
•	losses due to fraudulent and negligent conduct of our loan customers, third party service providers or employees;
•	risks related to our communications and information systems, including risks with respect to cybersecurity breaches;
•	our reliance on third parties to provide key components of our business infrastructure and services required to operate our business;
•	competition from financial institutions and other financial service providers;
•	risks with respect to our ability to successfully expand and complete acquisitions and integrate businesses and operations that are acquired;
•	if the conditions in the stock market, the public debt market and other capital markets deteriorate;
•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and related regulations;
•	changes in laws and regulations or failures to comply with such laws and regulations;
•	changes in regulatory capital and other requirements;
•	the costs and effects of litigation, examinations, investigations, or similar matters, or adverse facts and developments related thereto;
•	regulatory or judicial proceedings, board resolutions, informal memorandums of understanding or formal enforcement actions imposed by regulators that may occur;
•	changes in tax laws, regulations and interpretations or challenges to our income tax provision; and
•	our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures.

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

The financial statements and information contained herein have not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation.

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

Competition

The market for banking and bank-related services is highly competitive. United actively competes in its market areas, which include north Georgia, the Atlanta-Sandy Springs-Roswell, Georgia metropolitan statistical area, the Gainesville, Georgia metropolitan statistical area, coastal Georgia, western North Carolina, east Tennessee and upstate South Carolina, with other providers of deposit and credit services. These competitors include other commercial banks, savings banks, savings and loan associations, credit unions, mortgage companies, and brokerage firms.

The table below and on the following page displays the respective percentage of total bank and thrift deposits for the last five years in each county where the Bank has deposit operations. The table also indicates the Bank’s ranking by deposit size in each county. All information in the table was obtained from the Federal Deposit Insurance Corporation Summary of Deposits as of June 30 of each year. The following information only shows market share in deposit gathering, which may not be indicative of market presence in other areas.

Share of Local Deposit Markets by County - Banks and Savings Institutions
	Market Share					Rank in Market
	2015	2014	2013	2012	2011	2015	2014	2013	2012	2011
Atlanta, Georgia MSA
Bartow	9%	11%	11%	9%	12%	5	3	3	4	3
Carroll	10	7	7	6	6	4	5	5	6	6
Cherokee	4	5	4	5	4	9	9	9	9	9
Cobb	2	3	3	3	3	13	12	11	10	10
Coweta	2	2	2	2	2	10	10	11	10	10
Dawson	33	34	36	36	36	1	1	1	1	1
DeKalb	1	1	1	1	1	16	16	18	18	21
Douglas	1	2	2	2	2	11	11	12	12	11
Fayette	7	7	7	7	8	7	6	5	6	5
Forsyth	7	8	7	6	3	5	4	6	7	11
Fulton	1	1	1	1	1	21	21	20	20	20
Gwinnett	3	3	3	3	3	7	7	7	8	7
Henry	7	7	6	5	4	6	6	6	7	7
Newton	3	3	3	3	3	8	8	8	8	8
Paulding	4	4	4	5	5	9	9	9	6	7
Pickens	7	7	6	4	3	5	4	5	6	7
Rockdale	9	9	12	12	12	5	6	4	4	4
Walton	2	1	2	1	2	10	10	10	10	10
Gainesville, Georgia MSA
Hall	12	12	12	12	14	4	4	4	5	3
North Georgia
Chattooga	43	44	43	40	40	1	1	1	1	1
Fannin	57	55	50	49	52	1	1	1	1	1
Floyd	15	15	15	16	16	3	3	4	2	1
Gilmer	27	27	26	25	25	2	2	2	2	2
Habersham	22	22	23	22	20	2	2	2	2	2
Jackson	8	8	7	6	6	5	6	7	6	7
Lumpkin	30	29	29	29	29	1	2	2	2	2
Rabun	16	15	14	13	12	3	3	3	3	5
Towns	50	53	50	48	41	1	1	1	2	2
Union	87	84	84	83	84	1	1	1	1	1
White	47	47	48	44	46	1	1	1	1	1

Share of Local Deposit Markets by County - Banks and Savings Institutions, Continued
	Market Share					Rank in Market
	2015	2014	2013	2012	2011	2015	2014	2013	2012	2011
Tennessee
Blount	2	1	1	1	2	12	14	12	11	11
Bradley	7	5	5	5	5	7	8	7	7	7
Knox	1	1	1	1	1	11	27	30	26	23
Loudon	51	15	15	13	14	1	3	3	3	3
McMinn	-	-	-	3	2	-	-	-	9	9
Monroe	3	3	3	4	4	7	8	8	7	7
Roane	9	9	9	8	8	6	6	5	6	6
Coastal Georgia
Chatham	2	2	2	1	1	9	9	9	10	10
Glynn	7	14	12	12	18	7	2	2	3	2
Ware	3	4	3	3	4	9	9	9	9	9
North Carolina
Avery	15	15	16	16	18	3	4	4	2	1
Cherokee	36	35	35	35	29	1	1	1	1	1
Clay	44	44	44	45	48	1	1	1	1	1
Graham	74	75	71	71	72	1	1	1	1	1
Haywood	11	10	11	10	10	6	6	6	5	5
Henderson	4	3	3	3	3	9	10	10	11	11
Jackson	31	30	28	25	25	1	1	1	1	1
Macon	4	6	7	8	8	6	6	5	5	6
Mitchell	41	36	34	36	37	1	1	1	1	1
Swain	15	15	17	21	25	2	2	2	2	2
Transylvania	17	16	14	15	14	3	3	3	3	3
Watauga	2	2	2	2	1	11	11	11	12	12
Yancey	19	19	20	18	20	2	3	2	2	2
South Carolina
Abbeville	10	-	-	-	-	5	-	-	-	-
Anderson	4	-	-	-	-	10	-	-	-	-
Cherokee	11	-	-	-	-	5	-	-	-	-
Greenville	4	1	-	-	-	9	27	-	-	-
Greenwood	11	-	-	-	-	5	-	-	-	-
Laurens	35	-	-	-	-	1	-	-	-	-
Oconee	2	-	-	-	-	11	-	-	-	-
Pickens	1	-	-	-	-	12	-	-	-	-
Spartanburg	3	-	-	-	-	11	-	-	-	-

Loans

The Bank makes both secured and unsecured loans to individuals, and businesses. Secured loans include first and second real estate mortgage loans and commercial loans secured by non-real estate assets. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis.

Specific risk elements associated with the Bank’s lending categories include, but are not limited to:

	Percentage
Loan Type	of Portfolio	Risk Elements

Commercial real estate - owner occupied	24.9%	General economic conditions; consumer spending; effect of rising interest rates; market’s loosening of credit underwriting standards and structures; and business confidence.

Commercial real estate - income producing	13.7%	Effect of rising interest rates, supply and demand of property type; consumer sentiment; business confidence; effect of financial markets, general economic conditions in the U.S and abroad and recovery of operating fundamentals.

Commercial and industrial	13.1%	Industry concentrations; inability to monitor the condition of collateral (inventory, accounts receivable and other non-real estate assets); use of specialized or obsolete equipment as collateral; insufficient cash flow from operations to service debt payments; declines in general economic conditions.

Commercial construction	5.7%	Effect of rising interest rates; changes in market demand for property, recovery of operating fundamentals, market’s loosening of credit underwriting standards and structures, and fluctuations in both the debt and equity markets.

Residential mortgage	17.2%	Loan portfolio concentrations; changes in general economic conditions or in the local economy; loss of borrower’s employment; insufficient collateral value due to decline in property value.

Home equity lines of credit	10.0%	Unemployment and underemployment levels; rise in interest rates; household income growth; declining home values reducing the amount of equity; lines of credit nearing their “end-of-draw” period.

Residential construction	5.9%	Inadequate long-term financing arrangements; inventory levels; cost overruns, changes in market demand for property; rising interest rates.

Consumer installment	1.9%	Consumer sentiment; elevated umemployment and underemployment in many of our local markets; household income stagnation; and increases in consumer prices.

Indirect auto	7.6%	Consumer sentiment; unemployment and underemployment levels; rise in interest rates; increases in consumer prices; decline in household income and loosening of credit structures; decline in vehicle values.

Lending Policy

The Bank makes loans primarily to persons or businesses that reside, work, own property, or operate in its primary market areas, except for specific specialized lending strategies such as SBA and franchise lending. Unsecured loans are generally made only to persons who qualify for such credit based on their credit history, net worth, income and liquidity. Secured loans are made to persons who are well established and have the credit history, net worth, collateral, and cash flow to support the loan. Exceptions to the Bank’s policies are permitted on a case-by-case basis. Major policy exceptions require an approving officer to document the reason for the exception. Loans exceeding a lending officer’s credit limit must be approved through a credit approval process involving Regional Credit Managers. Consumer loans are approved through centralized consumer credit centers.

United’s Credit Administration department provides each lending officer with written guidelines for lending activities as approved by the Bank’s Board of Directors. Limited lending authority is delegated to lending officers by Credit Administration as authorized by the Bank’s Board of Directors. Loans in excess of individual officer credit authority must be approved by a senior officer with sufficient approval authority delegated by Credit Administration as authorized by the Bank’s Board of Directors. The Senior Credit Committee approves loans where the total relationship exposure exceeds $8.5 million. At December 31, 2015, the Bank’s secured legal lending limit was $242 million; however, the Board of Directors has established an internal lending limit of $28 million and an individual real estate project limit of $17 million.

Commercial Lending

United utilizes its Regional Credit Managers to provide credit administration support for commercial loans to the Bank as needed. The Regional Credit Managers have lending authority set by Credit Administration based on characteristics of the markets they serve. The Regional Credit Managers also provide credit underwriting support as needed by the community banks they serve.

Consumer Credit Center

United has implemented a centralized consumer credit center that provides underwriting, regulatory disclosure and document preparation for all consumer loan requests originated by the bank’s market lenders. Applications are processed through an automated loan origination software platform and decisioned by the credit center underwriters.

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

In addition, Credit Administration, with supervision and input from the Accounting Department, prepares a quarterly analysis to determine the adequacy of the Allowance for Credit Losses (“ACL”). The ACL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The allowance for loan losses analysis starts with total loans and subtracts loans fully secured by deposit accounts at the Bank and the portion of loans guaranteed by the SBA or USDA, which effectively have no risk of loss. Next, all loans that are considered individually impaired are reviewed and assigned a specific reserve if one is warranted. Most collateral dependent impaired loans with specific reserves are charged down to net realizable value of the underlying collateral. The remaining loan balance for each major loan category is then multiplied by its respective estimated loss factor that is derived from the weighted average historical loss rate for the preceding two year period, weighted toward the most recent quarters, and adjusted to reflect current economic conditions. Loss factors for these loans are estimated and determined based on historical loss experience by type of loan. United multiplies the annualized loss factor by the calculated loss emergence period in order to quantify the amount of incurred losses in the loan portfolio. The loss emergence period is determined for each category of loans based on the average length of time between when a loan first becomes more than 30 days past due and when that loan is ultimately charged off. Management’s use of the loss emergence period is an estimate of the period of time from the first evidence of loss incurrence through the period of time until such losses are confirmed (or charged-off). Previously, United reported an unallocated portion of the allowance which was maintained due to imprecision in estimating loss factors and loss emergence periods, and economic and other conditions that cannot be entirely quantified in the analysis. With the incorporation of the loss emergence period into United’s allowance methodology in the first quarter of 2014, the previously unallocated balance has been allocated to other components of the allowance for loan losses.

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

Employees

As of December 31, 2015, United and its subsidiaries had 1,883 full-time equivalent employees. Neither United nor any of its subsidiaries are a party to any collective bargaining agreement and management believes that employee relations are good.

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

United must also register with the Georgia Department of Banking and Finance (the “DBF”) and file periodic information with the DBF. As part of such registration, the DBF requires information with respect to the financial condition, operations, management and intercompany relationship of United and the Bank and related matters. The DBF may also require such other information as is necessary to keep itself informed concerning compliance with Georgia law and the regulations and orders issued thereunder by the DBF, and the DBF may examine United and the Bank. Although the Bank operates branches in North Carolina, east Tennessee and upstate South Carolina; neither the North Carolina Banking Commission, the Tennessee Department of Financial Institutions, nor the South Carolina Commissioner of Banking examines or directly regulates out-of-state holding companies.

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

Under the regulations of the DBF, a state bank with an accumulated deficit (negative retained earnings) may declare dividends (reduction in capital) by first obtaining the written permission of the DBF and FDIC. If a state bank has positive retained earnings, it may declare a dividend without DBF approval if it meets all the following requirements:

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

Due to its accumulated deficit, the Bank must receive pre-approval from the DBF and FDIC to pay cash dividends (reduction in capital) to United in 2016. In 2015, 2014 and 2013, the Bank paid a cash dividend of $77.5 million, $129 million and $50.0 million, respectively, to United as approved the DBF and FDIC. The dividends were paid out of capital surplus rather than the accumulated deficit. United declared cash dividends on its common stock in 2015 and 2014 of 22 cents and 11 cents, respectively, but did not declare any dividends in its common stock in 2013.

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

The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. “Total capital” is composed of Tier 1 capital and Tier 2 capital. “Tier 1 capital” includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets. “Tier 2 capital” includes, among other things, perpetual preferred stock and related surplus not meeting the Tier 1 capital definition, qualifying mandatorily convertible debt securities, qualifying subordinated debt and allowances for possible loan and lease losses, subject to limitations. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The Federal Reserve will require a bank holding company to maintain a leverage ratio well above minimum levels if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The FDIC, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve also require banks to maintain capital well above minimum levels.

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

The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including United and the Bank, compared to the prior U.S. risk-based capital rules. The Basel III Capital Rules:

•	defined the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios;
•	addressed risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replaced the prior risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords;
•	introduced a new capital measure called “common equity Tier 1” (“CET1”);
•	specified that Tier 1 capital consists of CET1 and “additional Tier 1 capital” instruments meeting specified requirements; and
•	implemented the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules.

The Basel III Capital Rules became effective for United and the Bank on January 1, 2015 subject to a phase in period.

The Basel III Capital Rules require United and the Bank to maintain:

•	a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in over four years to 2.5%, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation);
•	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6%, plus the capital conservation buffer (which is added to the 6% Tier 1 capital ratio as that buffer is phased in over four years to 2.5%, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);
•	a minimum ratio of total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8%, plus the capital conservation buffer (which is added to the 8% total capital ratio as that buffer is phased in over four years to 2.5%, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and
•	a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

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

The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, as revised by the Basel III Capital Rules effective January 1, 2015, which place financial institutions in the following five categories based upon capitalization ratios: (1) a “well-capitalized” institution has a Total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 8%, a CET1 risk-based ratio of 6.5% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a Total risk-based capital ratio of at least 8%, a Tier 1 risk-based ratio of at least 6%, a CET1 risk-based ratio of 4.5% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a Total risk-based capital ratio of under 8%, a Tier 1 risk-based ratio of under 6%, a CET1 risk-based ratio of under 4.5% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a Total risk-based capital ratio of under 6%, a Tier 1 risk-based ratio of under 4%, a CET1 risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a ratio of tangible equity to total assets of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also allow it to “downgrade” an institution to a lower capital category based on supervisory factors other than capital.

As of December 31, 2015, the FDIC categorized the Bank as “well-capitalized” under current regulations.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under prior capital standards, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, certain banking organizations, including United and the Bank, may make a one-time permanent election to continue to exclude these items. United and the Bank made this election in first quarter 2015 in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of United’s available-for-sale securities portfolio. The Basel III Capital Rules also eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital of bank holding companies. Instruments issued prior to May 19, 2010 are grandfathered for bank holding companies with consolidated assets of $15 billion or less (subject to the 25% of Tier 1 capital limit).

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

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

Management believes that, as of December 31, 2015, United and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

Consumer Protection Laws. The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (“CFPB”), and giving it the power to promulgate and enforce federal consumer protection laws. Depository institutions are subject to the CFPB’s rule writing authority, and existing federal bank regulatory agencies retain examination and enforcement authority for such institutions. The CFPB and United’s existing federal regulator, the FDIC, are focused on the following:

•	risks to consumers and compliance with the federal consumer financial laws;
•	the markets in which firms operate and risks to consumers posed by activities in those markets;
•	depository institutions that offer a wide variety of consumer financial products and services;
•	depository institutions with a more specialized focus; and
•	non-depository companies that offer one or more consumer financial products or services.

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

Durbin Amendment. The Dodd-Frank Act included provisions which restrict interchange fees to those which are “reasonable and proportionate” for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. This statutory provision is known as the “Durbin Amendment”. The Federal Reserve issued final rules implementing the Durbin Amendment on June 29, 2011. In the final rules, interchange fees for debit card transactions were capped at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. Another related rule also permits an additional $0.01 per transaction “fraud prevention adjustment” to the interchange fee if certain Federal Reserve standards are implemented, including an annual review of fraud prevention policies and procedures. With respect to network exclusivity and merchant routing restrictions, it is now required that all debit cards participate in at least two unaffiliated networks so that the transactions initiated using those debit cards will have at least two independent routing channels. The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, apply to debit card issuers with $10 billion or more in total consolidated assets. United’s total consolidated assets as of December 31, 2015 were $9.63 billion, which is below the Durbin Amendment’s $10 billion threshold. It is expected, however, that United’s normal business growth will cause its total assets to exceed the Durbin Amendment’s $10 billion threshold in the near future.  United is still evaluating the impact of complying with the Durbin Amendment.

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

Cybersecurity. Recent cyber attacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal bank regulatory agencies to issue extensive guidance on cybersecurity. These agencies are likely to devote more resources to this part of their safety and soundness examination than they may have in the past.

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

Anti-Money Laundering Initiatives and the USA Patriot Act. A major focus of governmental policy on financial institutions in recent years has been aimed at combating terrorist financing. This has generally been accomplished by amending existing anti-money laundering laws and regulations. The U.S. Department of the Treasury (“Treasury”) has issued a number of implementing regulations which apply various requirements of the USA Patriot Act of 2001 to the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Future Legislation. Various legislation affecting financial institutions and the financial industry is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of United and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of United or any of its subsidiaries. With the current economic environment, the nature and extent of future legislative and regulatory changes affecting financial institutions is not known at this time.

Executive Officers of United

Senior executives of United are elected by the Board of Directors annually and serve at the pleasure of the Board of Directors.

The senior executive officers of United, and their ages, positions with United, past five year employment history and terms of office as of February 1, 2016, are as follows:

Name (age)	Position with United and Employment History	Officer of United Since

Jimmy C. Tallent (63)	Chairman and Chief Executive Officer (2015 - present); President, Chief Executive Officer and Director (1988 - 2015)	1988

H. Lynn Harton (54)	President and Chief Operating Officer and Director (2015 - present); Executive Vice President and Chief Operating Officer (2012 - 2015); prior to joining United was Executive Vice President and Special Assistant to the Chief Executive Officer of Toronto-Dominion Bank (2010 - 2012); President and Chief Executive Officer (2009 - 2010), Chief Commercial Banking Officer (2008 - 2009), Chief Risk and Chief Credit Officer (2007 - 2008) of South Financial Group	2012

Rex S. Schuette (66)	Executive Vice President and Chief Financial Officer (2001 - present)	2001

Bill M. Gilbert (63)	President, Community Banking (2015-present); Director of Banking (2013 - 2015); Regional President of North Georgia and Coastal Georgia (2011 - 2013); Senior Vice President of Retail Banking (2003 - 2011)	2000

Bradley J. Miller (45)	Executive Vice President, Chief Risk Officer and General Counsel (2015 - present); Senior Vice President and General Counsel (2007 - 2015)	2007

Robert A. Edwards (51)	Executive Vice President and Chief Credit Officer (2015 - present); prior to joining United was Senior Vice President and Executive Credit Officer of Toronto-Dominion Bank (2010 - 2015); Executive Vice President and Chief Credit Officer of South Financial Group (2008 - 2010)	2015

Richard W. Bradshaw (54)	President, Specialized Lending (2014 - present); prior to joining United was Senior Vice President, Head of United States SBA Programs of Toronto-Dominion Bank (2010 - 2014); Executive Vice President, Director of Corporate Financial Services of Carolina First Bank (2009 - 2010)	2014

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

We perform credit stress testing on our capital position no less than annually. Under the stress test, we estimate our loan losses (loan charge-offs), resources available to absorb those losses and any necessary additions to capital that would be required under the “more adverse” stress test scenario.

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

In recent years, we have faced a challenging and uncertain economic environment, including a major recession in the U.S. economy. A return of recessionary conditions and/or a deterioration of national economic conditions could adversely affect the financial condition and operating performance of financial institutions. Specifically, declines in real estate values and sales volumes and increased unemployment levels may result in higher than expected loan delinquencies, increases in levels of non-performing and classified assets and a decline in demand for products and services offered by financial institutions. Uncertainty regarding economic conditions may also result in changes in consumer and business spending, borrowing and savings habits, which could cause us to incur losses and may adversely affect our results of operations and financial condition.

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

Among other things, if we fail to remain “well-capitalized” for bank regulatory purposes, because we do not qualify under the minimum capital standards or the FDIC otherwise downgrades our capital category, it could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common and preferred stock and trust preferred securities, and our ability to make acquisitions, and we would not be able to accept brokered deposits without prior FDIC approval. To be “well-capitalized”, a bank must generally maintain a common equity Tier 1 capital ratio of 6.5%, Tier 1 leverage capital ratio of 5%, Tier 1 risk-based capital ratio of 8% and total risk-based capital ratio of 10%. In addition, our regulators may require us to maintain higher capital levels. Our failure to remain “well-capitalized” or to maintain any higher capital requirements imposed on us could negatively affect our business, results of operations and financial condition.

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

Our success significantly depends on the growth in population, income levels, loans and deposits and on stability in real estate values in our markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally do not improve significantly, our business may be adversely affected. If market and economic conditions deteriorate, this may lead to valuation adjustments on our loan portfolio and losses on defaulted loans and on the sale of other real estate owned. Additionally, such adverse economic conditions in our market areas, specifically decreases in real estate property values due to the nature of our loan portfolio, more than 75% of which is secured by real estate, could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of more diverse economies.

Our concentration of residential construction and development loans is subject to unique risks that could adversely affect our results of operations and financial condition.

Our residential construction and development loan portfolio was $352 million at December 31, 2015, comprising 6% of total loans. Of this amount, $154 million is secured by developed lots and $30 million is secured by raw land or land in the process of development. Residential construction and development loans are often riskier than home equity loans or residential mortgage loans to individuals. Poor economic conditions could result in decreased demand for residential housing, which, in turn, would adversely affect the development and construction efforts of residential real estate developer borrowers. Consequently, economic downturns adversely affect the ability of residential real estate developer borrowers to repay these loans and the value of property used as collateral for such loans. A sustained weak economy could also result in higher levels of nonperforming loans in other categories, such as commercial and industrial loans, which may result in additional losses. As a result, these loans could represent higher risk due to slower sales and reduced cash flow that affect the borrowers’ ability to repay on a timely basis which could result in a sharp increase in our total net charge-offs and require us to significantly increase our allowance for loan losses, any of which could have a material adverse effect on our financial condition or results of operations.

Our concentration of commercial real estate loans is subject to risks that could adversely affect our results of operations and financial condition.

Our commercial real estate loan portfolio was $2.32 billion at December 31, 2015, comprising 39% of total loans. Commercial real estate loans typically involve larger loan balances than compared to residential mortgage loans. The repayment of loans secured by commercial real estate is dependent upon both the successful operation of the commercial project and the business operated out of that commercial real estate site, as over half of the commercial real estate loans are for owner-occupied properties. If the cash flows from the project are reduced or if the borrower’s business is not successful, a borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, we may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may be subject to adverse conditions in the real estate market or economy. In addition, many economists believe that the potential for deterioration in income producing commercial real estate may occur through rising vacancy rates or declining absorption rates of existing square footage and/or units. As a result, these loans could represent higher risk due to slower sales and reduced cash flow that affect the borrowers’ ability to repay on a timely basis, could result in a sharp increase in our total net charge-offs and could require us to significantly increase our allowance for loan losses, any of which could have a material adverse effect on our financial condition or results of operations.

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

Our loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment. We may experience significant loan losses which would have a material adverse effect on our operating results. Our management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. We maintain an allowance for credit losses in an attempt to cover any probable incurred loan losses in the loan portfolio. In determining the size of the allowance, our management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and real estate values, trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. As a result of these considerations, we have from time to time increased our allowance for credit losses. For the year ended December 31, 2015, we recorded a provision for credit losses of $3.70 million compared to $8.50 million and $65.5 million for the years ended December 31, 2014 and 2013, respectively. If those assumptions are incorrect, the allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.

Reductions in interchange fees would reduce our non-interest income.

We earn interchange fees on certain debit card transactions, including approximately $17.7 million in fees during 2015. The Durbin Amendment to the Dodd-Frank Act has limited the amount of interchange fees that may be charged for these transactions. Although the Durbin Amendment is not currently applicable to United because our total consolidated assets as of December 31, 2015 were less than $10 billion, it is likely that the Durbin Amendment will be applicable to United in the near future due to normal business growth. Complying with the Durbin Amendment would reduce United’s non-interest income from interchange fees, which could have a material adverse effect on our financial condition or results of operations.

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

We may engage in de novo branch expansion and, if the appropriate business opportunity becomes available, we may seek to acquire other financial institutions or parts of those institutions. These involve a number of risks, including:

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

We face a risk of noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, USA Patriot Act of 2001 and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal bank regulatory agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. Federal bank regulatory agencies and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, which would negatively impact our business, financial condition and results of operations.

The short-term and long-term impact of the changing regulatory capital requirements is uncertain.

The Basel III Capital Rules include new minimum risk-based capital and leverage ratios, which are being phased in and modify the capital and asset definitions for purposes of calculating those ratios. Among other things, the Basel III Capital Rules established a new common equity Tier 1 minimum capital requirement of 4.5%, a higher minimum Tier 1capital to risk-weighted assets requirement of 6% and a higher total capital to risk-weighted assets of 8%. In addition, the Basel III Capital Rules provide, to be considered “well-capitalized”, a new common equity Tier 1 capital requirement of 6.5% and a higher Tier 1capital to risk-weighted assets requirement of 8%. Moreover, the Basel III Capital Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of common equity Tier 1 capital in addition to the 4.5% minimum common equity Tier 1 requirement and the other amounts necessary to the minimum risk-based capital requirements that will be phased in and fully effective in 2019.

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

We reported a net deferred tax asset of $198 million as of December 31, 2015, which includes approximately $156 million of deferred tax benefits related to federal and state operating loss carry-forwards. Our ability to use such assets is dependent on our ability to generate future earnings within the operating loss carry-forward periods, which are generally 20 years. If we do not realize taxable earnings within the carry-forward periods, our deferred tax asset would be permanently impaired. Additionally, our ability to use such assets to offset future tax liabilities could be permanently impaired if cumulative common stock transactions over a rolling three-year period resulted in an ownership change under Section 382 of the Internal Revenue Code. There is no guarantee that our tax benefits preservation plan will prevent us from experiencing an ownership change under Section 382. Our inability to utilize these deferred tax assets (benefits) would have a material adverse effect on our financial condition and results of operations.

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

Our operations are located principally in Georgia, western North Carolina, east Tennessee and South Carolina. As a result of this geographic concentration, our results depend largely upon economic and business conditions in this area. Deterioration in economic and business conditions in our service area could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services, which in turn may have a material adverse effect on our results of operations.

Our interest-only home equity lines of credit expose us to increased lending risk.

At December 31, 2015, we had $598 million of home equity line of credit loans, which represented 10% of our loan portfolio as of that date. Historically, United’s home equity lines of credit generally had a 35 month or 10 year draw period with interest-only payment requirements for the term of the loan, a balloon payment requirement at the end of the draw period. Since June 2012, new home equity lines of credit generally have a 10 year interest only draw period followed by a 15 year amortized repayment period for any outstanding balance at the 10 year conversion date. United continues to offer a home equity line of credit with a 35 month draw period with interest-only payment requirements for the term of the loan with a balloon payment requirement at the end of the draw period. All home equity line of credit products, historically and currently available, have a maximum 80% combined loan to value ratio. Loan to value ratios are established on a case by case basis considering the borrower’s credit profile and the collateral type – primary or secondary residence. These loans are also secured by a first or second lien on the underlying home.

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

Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Furthermore, our vendors could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

There are no unresolved comments from the SEC staff regarding United’s periodic or current reports under the Exchange Act.

ITEM 2.	PROPERTIES.

The executive offices of United are located at 125 Highway 515 East, Blairsville, Georgia. United owns this property. The Bank conducts business from facilities primarily owned by the Bank or its subsidiaries, all of which are in a good state of repair and appropriately designed for use as banking facilities. The Bank provides services or performs operational functions at 159 locations, of which 130 are owned and 29 are leased under operating leases. Note 8 to United’s consolidated financial statements includes additional information regarding amounts invested in premises and equipment.

ITEM 3.	LEGAL PROCEEDINGS.

In the ordinary course of operations, United and the Bank are defendants in various legal proceedings. Additionally, in the ordinary course of business, United and the Bank are subject to regulatory examinations and investigations. Based on our knowledge and advice of counsel, in the opinion of management, there is no such pending or threatened legal matter in which an adverse decision will result in a material adverse change in the consolidated financial condition or results of operations of United. No material proceedings terminated in the fourth quarter of 2015.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR UNITED’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock. United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. The closing price for the period ended December 31, 2015 was $19.49. Below is a schedule of high, low and closing stock prices and average daily volume for all quarters in 2015 and 2014.

	2015				2014
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume

First quarter	$19.53	$16.48	$18.88	234,966	$20.28	$15.74	$19.41	494,205
Second quarter	21.23	17.91	20.87	328,887	19.87	14.86	16.37	308,486
Third quarter	22.23	18.58	20.44	319,884	18.42	15.42	16.46	331,109
Fourth quarter	22.23	18.61	19.49	376,214	19.50	15.16	18.94	262,598

At January 31, 2016, there were 8,182 record shareholders and approximately 18,367 beneficial shareholders of United’s common stock.

Dividends. United declared cash dividends of $.22 and $.11 per share on its common stock in 2015 and 2014, respectively. Federal and state laws and regulations impose restrictions on the ability of the Bank to pay dividends to United without prior approvals.

Additional information regarding dividends is included in Note 19 to the consolidated financial statements, under the heading of “Supervision and Regulation” in Part I of this report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Dividends.”

Share Repurchases. United’s Amended and Restated 2000 Key Employee Stock Option Plan allows option holders to exercise stock options by delivering previously acquired shares having a fair market value equal to the exercise price provided that the shares delivered must have been held by the option holder for at least six months. In addition, United may withhold a sufficient number of restricted stock shares at the time of vesting to cover payroll tax withholdings at the election of the restricted stock recipient. In 2015 and 2014, 74,275 and 74,644 shares, respectively, were withheld to cover payroll taxes owed at the time of restricted stock vesting. No shares were delivered to exercise stock options in 2015 or 2014.

Performance Graph. Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on United’s common stock against the cumulative total return on the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Bank Stocks Index for the five-year period commencing December 31, 2010 and ending on December 31, 2015.

	Cumulative Total Return *
	2010	2011	2012	2013	2014	2015
United Community Banks, Inc.	$100	$72	$97	$182	$195	$203
Nasdaq Stock Market (U.S.) Index	100	98	114	157	179	189
Nasdaq Bank Index	100	88	101	141	145	154

* Assumes $100 invested on December 31, 2010 in United’s common stock and above noted indexes. Total return includes reinvestment of dividends at the closing stock price of the common stock on the dividend payment date and the closing values of stock and indexes as of December 31 of each year.

UNITED COMMUNITY BANKS, INC.
Item 6. Selected Financial Data
For the Years Ended December 31,

(in thousands, except per share data;
fully taxable equivalent)	2015	2014	2013	2012	2011
INCOME SUMMARY
Net interest revenue (FTE)	$258,700	$224,418	$219,641	$229,758	$238,670
Provision for credit losses	3,700	8,500	65,500	62,500	251,000
Fee revenue	72,529	55,554	56,598	56,112	44,907
Total revenue (FTE)	327,529	271,472	210,739	223,370	32,577
Expenses - operating (1)	193,243	162,865	174,304	186,774	261,599
Income (loss) before income tax expense (benefit) - (FTE) operating (1)	134,286	108,607	36,435	36,596	(229,022)
Income tax expense (benefit) - (FTE) operating (1)	51,101	40,987	(236,705)	2,740	(2,276)
Net income (loss) - operating (1)	83,185	67,620	273,140	33,856	(226,746)
Preferred dividends and discount accretion	67	439	12,078	12,148	11,838
Net income (loss) available to common shareholders - operating (1)	83,118	67,181	261,062	21,708	(238,584)
Merger-related and other charges, net of income tax benefit	11,607	-	-	-	-
Net income (loss) available to common shareholders - GAAP	$71,511	$67,181	$261,062	$21,708	$(238,584)

PERFORMANCE MEASURES
Per common share:
Diluted income (loss) - operating (1)	$1.27	$1.11	$4.44	$.38	$(5.97)
Diluted income (loss) - GAAP	1.09	1.11	4.44	.38	(5.97)
Cash dividends declared	.22	.11	-	-	-
Book value	14.02	12.20	11.30	6.67	6.62
Tangible book value (3)	12.06	12.15	11.26	6.57	6.47

Key performance ratios:
Return on tangible common equity - operating (1)(2)(3)	10.24%	9.32%	47.35%	6.27%	(96.20)%
Return on common equity - operating (1)(2)	9.48	9.17	46.72	5.43	(93.57)
Return on common equity - GAAP (2)	8.15	9.17	46.72	5.43	(93.57)
Return on assets - operating (1)	.98	.91	3.86	.49	(3.15)
Return on assets - GAAP	.85	.91	3.86	.49	(3.15)
Dividend payout ratio - operating (1)	17.32	9.91	-	-	-
Dividend payout ratio - GAAP	20.18	9.91	-	-	-
Net interest margin (FTE)	3.30	3.26	3.30	3.51	3.52
Efficiency ratio - operating (1)	58.51	58.26	63.14	65.43	92.27
Efficiency ratio - GAAP	63.96	58.26	63.14	65.43	92.27
Average equity to average assets	10.27	9.69	10.35	8.47	7.75
Average tangible equity to average assets (3)	9.74	9.67	10.31	8.38	7.62
Average tangible common equity to average assets (3)	9.66	9.60	7.55	5.54	3.74
Tangible common equity to risk-weighted assets (3)(4)	12.82	13.82	13.17	8.26	8.25

ASSET QUALITY
Non-performing loans	$22,653	$17,881	$26,819	$109,894	$127,479
Foreclosed properties	4,883	1,726	4,221	18,264	32,859
Total non-performing assets (NPAs)	27,536	19,607	31,040	128,158	160,338
Allowance for loan losses	68,448	71,619	76,762	107,137	114,468
Net charge-offs	6,259	13,879	93,710	69,831	311,227
Allowance for loan losses to loans	1.14%	1.53%	1.77%	2.57%	2.79%
Allowance for loan losses to loans, excluding acquired loans	1.35	1.53	1.77	2.57	2.79
Net charge-offs to average loans	.12	.31	2.22	1.69	7.33
NPAs to loans and foreclosed properties	.46	.42	.72	3.06	3.87
NPAs to total assets	.29	.26	.42	1.88	2.30

AVERAGE BALANCES ($ in millions)
Loans	$5,298	$4,450	$4,254	$4,166	$4,307
Investment securities	2,368	2,274	2,190	2,089	1,999
Earning assets	7,834	6,880	6,649	6,547	6,785
Total assets	8,462	7,436	7,074	6,865	7,189
Deposits	7,055	6,228	6,027	5,885	6,275
Shareholders’ equity	869	720	732	582	557
Common shares - Basic (thousands)	65,488	60,588	58,787	57,857	39,943
Common shares - Diluted (thousands)	65,492	60,590	58,845	57,857	39,943

AT YEAR-END ($ in millions)
Loans	$5,995	$4,672	$4,329	$4,175	$4,110
Investment securities	2,656	2,198	2,312	2,079	2,120
Total assets	9,626	7,567	7,425	6,802	6,983
Deposits	7,881	6,327	6,202	5,952	6,098
Shareholders’ equity	1,018	740	796	581	575
Common shares outstanding (thousands)	71,484	60,259	59,432	57,741	57,561

(1) Excludes merger-related charges and impairment losses on surplus bank property. (2) Net income (loss) available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss). (3) Excludes effect of acquisition related intangibles and associated amortization. (4) December 31, 2015 calculated under Basel III rules, which became effective January 1, 2015.

UNITED COMMUNITY BANKS, INC.
Financial Highlights - continued
Selected Financial Data (Continued)

	2015				2014
(in thousands, except per share	Fourth	Third	Second	First	Fourth	Third	Second	First
data; fully taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
INCOME SUMMARY
Interest revenue (FTE)	$79,646	$71,120	$66,134	$62,909	$64,353	$63,338	$61,783	$60,495
Interest expense	5,598	5,402	4,817	5,292	6,021	6,371	6,833	6,326
Net interest revenue (FTE)	74,048	65,718	61,317	57,617	58,332	56,967	54,950	54,169
Provision for credit losses	300	700	900	1,800	1,800	2,000	2,200	2,500
Fee revenue	21,284	18,297	17,266	15,682	14,823	14,412	14,143	12,176
Total revenue (FTE)	95,032	83,315	77,683	71,499	71,355	69,379	66,893	63,845
Expenses - operating (1)	56,410	48,525	45,247	43,061	41,919	41,364	40,532	39,050
Income before income tax expense - (FTE) operating (1)	38,622	34,790	32,436	28,438	29,436	28,015	26,361	24,795
Income tax expense - (FTE) operating (1)	14,822	13,064	12,447	10,768	11,189	10,399	10,004	9,395
Net income - operating (1)	23,800	21,726	19,989	17,670	18,247	17,616	16,357	15,400
Preferred dividends and discount accretion	25	25	17	-	-	-	-	439
Net income available to common shareholders - operating (1)	23,775	21,701	19,972	17,670	18,247	17,616	16,357	14,961
Merger-related and other charges, net of income tax benefit	5,592	3,839	2,176	-	-	-	-	-
Net income available to common shareholders - GAAP	$18,183	$17,862	$17,796	$17,670	$18,247	$17,616	$16,357	$14,961

PERFORMANCE MEASURES
Per common share:
Diluted income - operating (1)	$.33	$.33	$.32	$.29	$.30	$.29	$.27	$.25
Diluted income - GAAP	.25	.27	.28	.29	.30	.29	.27	.25
Cash dividends declared	.06	.06	.05	.05	.05	.03	.03	-
Book value	14.02	13.95	12.95	12.58	12.20	12.15	11.94	11.66
Tangible book value (3)	12.06	12.08	12.66	12.53	12.15	12.10	11.91	11.63

Key performance ratios:
Return on tangible common equity - operating (1)(2)(3)(4)	10.87%	10.29%	10.20%	9.46%	9.74%	9.55%	9.15%	8.81%
Return on common equity - operating (1)(2)(4)	9.18	9.54	9.90	9.34	9.60	9.41	8.99	8.64
Return on common equity - GAAP (2)(4)	7.02	7.85	8.83	9.34	9.60	9.41	8.99	8.64
Return on assets - operating (1)(4)	.99	1.00	1.00	.94	.96	.95	.88	.85
Return on assets - GAAP (4)	.76	.82	.89	.94	.96	.95	.88	.85
Dividend payout ratio - operating (1)	18.18	18.18	15.63	17.24	16.67	10.34	11.11	-
Dividend payout ratio - GAAP	24.00	22.22	17.86	17.24	16.67	10.34	11.11	-
Net interest margin (FTE) (4)	3.34	3.26	3.30	3.31	3.31	3.32	3.21	3.21
Efficiency ratio - operating (1)	59.41	57.81	57.59	59.15	57.47	57.96	58.65	59.05
Efficiency ratio - GAAP	68.97	64.65	61.63	59.15	57.47	57.96	58.65	59.05
Average equity to average assets	10.68	10.39	10.05	9.86	9.76	9.85	9.61	9.52
Average tangible equity to average assets (3)	9.40	9.88	9.91	9.82	9.72	9.83	9.58	9.50
Average tangible common equity to average assets (3)	9.29	9.77	9.83	9.82	9.72	9.83	9.58	9.22
Tangible common equity to risk-weighted assets (3)(5)	12.82	13.08	13.24	13.53	13.82	14.10	13.92	13.63

ASSET QUALITY
Nonperforming loans	$22,653	$20,064	$18,805	$19,015	$17,881	$18,745	$20,724	$25,250
Foreclosed properties	4,883	7,669	2,356	1,158	1,726	3,146	2,969	5,594
Total nonperforming assets (NPAs)	27,536	27,733	21,161	20,173	19,607	21,891	23,693	30,844
Allowance for loan losses	68,448	69,062	70,129	70,007	71,619	71,928	73,248	75,223
Net charge-offs	1,302	1,417	978	2,562	2,509	3,155	4,175	4,039
Allowance for loan losses to loans	1.14%	1.15%	1.36%	1.46%	1.53%	1.57%	1.66%	1.73%
Allowance for loan losses to loans, excl. acquired loans	1.35	1.37	1.42	1.46	1.53	1.57	1.66	1.73
Net charge-offs to average loans (4)	.09	.10	.08	.22	.22	.28	.38	.38
NPAs to loans and foreclosed properties	.46	.46	.41	.42	.42	.48	.54	.71
NPAs to total assets	.29	.29	.26	.26	.26	.29	.32	.42

AVERAGE BALANCES ($ in millions)
Loans	$5,975	$5,457	$5,017	$4,725	$4,621	$4,446	$4,376	$4,356
Investment securities	2,607	2,396	2,261	2,203	2,222	2,231	2,326	2,320
Earning assets	8,792	8,009	7,444	7,070	7,013	6,820	6,861	6,827
Total assets	9,558	8,634	8,017	7,617	7,565	7,374	7,418	7,384
Deposits	8,028	7,135	6,669	6,369	6,383	6,143	6,187	6,197
Shareholders’ equity	1,021	897	806	751	738	726	713	703
Common shares - basic (thousands)	72,135	66,294	62,549	60,905	60,830	60,776	60,712	60,059
Common shares - diluted (thousands)	72,140	66,300	62,553	60,909	60,833	60,779	60,714	60,061

AT PERIOD-END ($ in millions)
Loans	$5,995	$6,024	$5,174	$4,788	$4,672	$4,569	$4,410	$4,356
Investment securities	2,656	2,457	2,322	2,201	2,198	2,222	2,190	2,302
Total assets	9,626	9,414	8,246	7,664	7,567	7,526	7,352	7,398
Deposits	7,881	7,905	6,808	6,438	6,327	6,241	6,164	6,248
Shareholders’ equity	1,018	1,013	827	764	740	736	722	704
Common shares outstanding (thousands)	71,484	71,472	62,700	60,309	60,259	60,248	60,139	60,092

(1) Excludes merger-related charges and impairment losses on surplus bank property. (2) Net income available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss). (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized. (5) December 31, September 30, June 30 and March 31, 2015 calculated under Basel III rules, which became effective January 1, 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following discussion is intended to provide insight into the financial condition and results of operations of United and its subsidiaries and should be read in conjunction with the consolidated financial statements and accompanying notes.

Operating earnings (loss) and operating earnings (loss) per diluted share are non-GAAP performance measures. United’s management believes that operating performance measures are useful in analyzing the Company’s financial performance trends since they exclude items that are generally non-recurring in nature and therefore most of the discussion in this section will refer to operating performance measures. A reconciliation of these operating performance measures to GAAP performance measures is included in the table on pages 31 through 34.

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

United reported net income of $71.6 million, or $1.09 per diluted share, in 2015, compared with $67.6 million, or $1.11 per share in 2014 and $273 million, or $4.44 per share, in 2013. Earnings for 2013 were significantly impacted by the reversal of a $272 million valuation allowance on United’s net deferred tax asset and a large bulk sale of classified assets. Excluding merger-related and impairment losses on surplus bank property, operating net income in 2015 was $83.2 million, or $1.27 per diluted share.

Fully taxable equivalent net interest revenue was $259 million for 2015, compared to $224 million in 2014. The increase was primarily due to acquisition-related and organic loan growth.

Net interest margin increased four basis points to 3.30% in 2015 from 3.26% in 2014 due primarily to higher loan volume and a decrease in the cost of funds. The 21 basis point decrease in the average loan yield was more than offset by higher loan volume, the 12 basis point reduction in the average rate paid on interest bearing liabilities and a higher yield on the taxable investment securities. United’s average yield on its taxable investment securities portfolio increased 6 basis points from 2014, partly as a result of a change in the investment portfolio mix and partly as a result of balance sheet management activities late in the second quarter of 2014. The balance sheet management activities, which included restructuring interest rate swaps, selling investment securities and repaying high cost wholesale borrowings, had the effect of lowering United’s funding costs and increasing the yield on the investment securities portfolio.

As of December 31, 2015, United’s allowance for loan losses was $68.4 million, or 1.14% of loans, compared with $71.6 million, or 1.53% of loans, at the end of 2014. In accordance with the accounting guidance for business combinations, there was no allowance for loan losses brought forward on loans acquired from Palmetto or MoneyTree, as estimated credit deterioration was included in the determination of fair value at acquisition date. At December 31, 2015, United recorded no allowance for loan losses on loans acquired from Palmetto or MoneyTree as there was no evidence of credit deterioration beyond that which was incorporated in the determination of fair value at acquisition date. Nonperforming assets of $27.5 million were .29% of total assets at December 31, 2015 compared to .26% as of December 31, 2014. The increase year over year was primarily attributable to foreclosed properties assumed in connection with the Palmetto acquisition.

Fee revenue of $72.5 million was up $17.0 million, or 31%, from 2014. The increase was primarily due to the Palmetto acquisition, higher mortgage fees and an increase in gains from sales of government guaranteed loans. Mortgage loan and related fees increased $6.07 million from 2014 due to United’s emphasis on growing its mortgage business by recruiting lenders in metropolitan markets and continued strong refinancing activity. In 2015, United closed $494 million in mortgage loans compared with $276 million in 2014. In 2015, 55%, or $272 million, of the closed loans were for home purchases versus 63%, or $174 million in 2014. Fee revenue is shown in more detail in Table 4 on page 38. Fee revenue for 2015 included $6.28 million in gains from sales of government guaranteed loans compared to $2.62 million for 2014. Customer derivative fees increased $984,000 to $1.71 million due to increased demand for this product. Deposit service charges and fees were up $3.75 million mostly due to higher interchange fee revenue.

For 2015, operating expenses of $211 million were up $48.4 million, or 30%, from 2014, largely due to the addition of Palmetto and MoneyTree operating expenses since acquisition. Salaries and employee benefits expense was up $15.7 million reflecting United’s investment in additional staff and new teams to expand the specialized lending area as well as higher incentive compensation in connection with increased lending activity and improvement in earnings performance. Operating expenses for 2015 included merger related charges of $12.0 million and impairment charges on real estate purchased in prior years for future branch expansion of $5.97 million.

Loans at December 31, 2015 were $6 billion, up $1.32 billion from the end of 2014, primarily due to the acquisitions of Palmetto and MoneyTree combined with solid growth in our community banks and specialized lending areas. Deposits were up $1.55 billion to $7.88 billion, as United focused on increasing low cost core transaction deposits which grew $524 million in 2015, excluding public funds deposits and acquisitions. At the end of 2015, total equity capital was $1.02 billion, up $279 million from December 31, 2014, reflecting equity issued for acquisitions of $224 million and net income of $71.6 million, partially offset by the payment of dividends on United’s common stock of $14.8 million. At December 31, 2015, all of United’s regulatory capital ratios were significantly above well capitalized levels.

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

Fair Value Measurements

United’s impaired loans and foreclosed assets may be measured and carried at fair value, the determination of which requires management to make assumptions, estimates and judgments. At December 31, 2015, the percentage of total assets measured at fair value was 24%. See Note 23 “Fair Value” in the consolidated financial statements herein for additional disclosures regarding the fair value of our assets and liabilities.

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

As United has expanded its SBA lending and subsequent loan sales activities, a servicing asset has been recognized (per ASC 860). This asset is recorded at fair value on recognition, and United has elected to carry this asset at fair value for subsequent reporting. Given the nature of the asset, the key valuation inputs are unobservable and United discloses this asset as level 3 item in Note 23.

As of December 31, 2015, United had $750,000 of available-for-sale securities, $3.71 million in servicing assets for government guaranteed loans and $9.41 million in derivative financial instruments that were valued using unobservable inputs. The sum of these items represents less than .14% of total assets. United also had $15.8 million in derivative financial instruments recorded as liabilities that were valued using unobservable inputs, which represent .18% of total liabilities.

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

At December 31, 2015, United reported a net deferred tax asset totaling $198 million, net of a valuation allowance of $4.28 million. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. United’s management considers both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified.

Regulatory risk-based capital rules limit the amount of deferred tax assets that a bank or bank holding company can include in Tier 1 capital. Generally, deferred tax assets that arise from net operating loss and tax credit carryforwards, net of any related valuation allowances and net of deferred tax liabilities, are excluded from CET1 and Tier 1 capital. Deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, net of related valuation allowances and net of deferred tax liabilities, that exceed certain thresholds are excluded from CET1 and Tier 1 capital.

Mergers and Acquisitions

United selectively engages in the evaluation of strategic partnerships. Mergers and acquisitions present opportunities to enter new markets with an established presence and a capable management team already in place or enhance our market share in markets where we already have an established presence. United employs certain criteria to ensure that any merger or acquisition candidate meets strategic growth and earnings objectives that will build future franchise value for shareholders. Additionally, the criteria include ensuring that management of a potential partner shares United’s community banking philosophy of premium service quality and operates in attractive markets with excellent opportunities for further organic growth.

On September 1, 2015, United completed the acquisition of Palmetto and its wholly-owned bank subsidiary The Palmetto Bank. Palmetto operated 25 branches in South Carolina. In connection with the acquisition, United acquired $1.15 billion of assets and assumed $1.02 billion of liabilities. Total consideration transferred was $244 million of common equity and cash. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $114 million.

On May 1, 2015, United completed the acquisition of MoneyTree and its wholly-owned bank subsidiary FNB. FNB operated ten branches in east Tennessee. In connection with the acquisition, United acquired $459 million of assets and assumed $410 million of liabilities and $9.99 million of preferred stock. Total consideration transferred was $54.6 million of common equity and cash. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $14.7 million.

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

GAAP Reconciliation and Explanation

This Form 10-K contains non-GAAP financial measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include, among others, the following: taxable equivalent interest revenue, taxable equivalent net interest revenue, operating expense, operating income (loss), operating earnings (loss) per share and operating earnings (loss) per diluted share. Management uses these and other non-GAAP financial measures because it believes they are useful for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP financial measures provide users of our financial information with a meaningful measure for assessing our financial results, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures is included on the tables on pages 31 through 34.

In 2015, United recorded merger-related charges and impairment losses on real estate purchased in prior years for future branch expansion that totaled $18.0 million. Operating performance measures exclude the effect of the merger-related and other charges, because management believes that performance measures including those charges do not reflect overall trends in United’s earnings and financial performance. Management believes these non-GAAP operating performance measures provide users of United’s financial information with a meaningful measure for assessing United’s financial results over time, and provide a meaningful comparison to financial results for prior periods.

The following table contains a reconciliation of net operating income to GAAP net income.

UNITED COMMUNITY BANKS, INC.

Table 1 - Non-GAAP Performance Measures Reconciliation - Annual

Selected Financial Information

(in thousands, except per share	For the Twelve Months Ended December 31,
data; fully taxable equivalent)	2015	2014	2013	2012	2011

Interest revenue reconciliation
Interest revenue - taxable equivalent	$279,809	$249,969	$247,323	$267,667	$304,308
Taxable equivalent adjustment	(1,277)	(1,537)	(1,483)	(1,690)	(1,707)
Interest revenue (GAAP)	$278,532	$248,432	$245,840	$265,977	$302,601

Net interest revenue reconciliation
Net interest revenue - taxable equivalent	$258,700	$224,418	$219,641	$229,758	$238,670
Taxable equivalent adjustment	(1,277)	(1,537)	(1,483)	(1,690)	(1,707)
Net interest revenue (GAAP)	$257,423	$222,881	$218,158	$228,068	$236,963

Total revenue reconciliation
Total operating revenue	$327,529	$271,472	$210,739	$223,370	$32,577
Taxable equivalent adjustment	(1,277)	(1,537)	(1,483)	(1,690)	(1,707)
Total revenue (GAAP)	$326,252	$269,935	$209,256	$221,680	$30,870

Expense reconciliation
Expenses - operating	$193,243	$162,865	$174,304	$186,774	$261,599
Merger-related and other charges	17,995	-	-	-	-
Expenses (GAAP)	$211,238	$162,865	$174,304	$186,774	$261,599

Income before taxes reconciliation
Income before taxes - operating	$134,286	$108,607	$36,435	$36,596	$(229,022)
Taxable equivalent adjustment	(1,277)	(1,537)	(1,483)	(1,690)	(1,707)
Merger-related and other charges	(17,995)	-	-	-	-
Income before taxes (GAAP)	$115,014	$107,070	$34,952	$34,906	$(230,729)

Income tax expense reconciliation
Income tax expense - operating	$51,101	$40,987	$(236,705)	$2,740	$(2,276)
Taxable equivalent adjustment	(1,277)	(1,537)	(1,483)	(1,690)	(1,707)
Merger-related and other charges, tax benefit	(6,388)	-	-	-	-
Income tax expense (GAAP)	$43,436	$39,450	$(238,188)	$1,050	$(3,983)

Net income reconciliation
Net income - operating	$83,185	$67,620	$273,140	$33,856	$(226,746)
Merger-related and other charges, net of income tax benefit	(11,607)	-	-	-	-
Net income (GAAP)	$71,578	$67,620	$273,140	$33,856	$(226,746)

Net income available to common shareholders reconciliation
Net income available to common shareholders - operating	$83,118	$67,181	$261,062	$21,708	$(238,584)
Merger-related and other charges, net of income tax benefit	(11,607)	-	-	-	-
Net income available to common shareholders (GAAP)	$71,511	$67,181	$261,062	$21,708	$(238,584)

UNITED COMMUNITY BANKS, INC.

Table 1 (Continued) - Non-GAAP Performance Measures Reconciliation - Annual

Selected Financial Information

(in thousands, except per share	For the Twelve Months Ended December 31,
data; fully taxable equivalent)	2015	2014	2013	2012	2011

Diluted income per common share reconciliation
Diluted income per common share - operating	$1.27	$1.11	$4.44	$.38	$(5.97)
Merger-related and other charges	(.18)	-	-	-	-
Diluted income per common share (GAAP)	$1.09	$1.11	$4.44	$.38	$(5.97)

Book value per common share reconciliation
Tangible book value per common share	$12.06	$12.15	$11.26	$6.57	$6.47
Effect of goodwill and other intangibles	1.96	.05	.04	.10	.15
Book value per common share (GAAP)	$14.02	$12.20	$11.30	$6.67	$6.62

Return on tangible common equity reconciliation
Return on tangible common equity - operating	10.24%	9.32%	47.35%	6.27%	(96.20)%
Effect of goodwill and other intangibles	(.76)	(.15)	(.63)	(.84)	2.63
Return on common equity - operating	9.48	9.17	46.72	5.43	(93.57)
Merger-related and other charges	(1.33)	-	-	-	-
Return on common equity (GAAP)	8.15%	9.17%	46.72%	5.43%	(93.57)%

Return on assets reconciliation
Return on assets - operating	.98%	.91%	3.86%	.49%	(3.15)%
Merger-related and other charges	(.13)	-	-	-	-
Return on assets (GAAP)	.85%	.91%	3.86%	.49%	(3.15)%

Allowance for loan losses to loans reconciliation
Allowance for loan losses to loans, excl. acquired loans	1.35%	1.53%	1.77%	2.57%	2.79%
Effect of removing acquired loans from ratio	(.21)	-	-	-	-
Allowance for loan losses to loans (GAAP)	1.14%	1.53%	1.77%	2.57%	2.79%

Dividend payout ratio reconciliation
Dividend payout ratio - operating	17.32%	9.91%	-%	-%	-%
Merger-related and other charges	2.86	-	-	-	-
Dividend payout ratio (GAAP)	20.18%	9.91%	-%	-%	-%

Efficiency ratio reconciliation
Efficiency ratio - operating	58.51%	58.26%	63.14%	65.43%	92.27%
Merger-related and other charges	5.45	-	-	-	-
Efficiency ratio (GAAP)	63.96%	58.26%	63.14%	65.43%	92.27%

Average equity to assets reconciliation
Tangible common equity to assets	9.66%	9.60%	7.55%	5.54%	3.74%
Effect of preferred equity	.08	.07	2.76	2.84	3.88
Tangible equity to assets	9.74	9.67	10.31	8.38	7.62
Effect of goodwill and other intangibles	.53	.02	.04	.09	.13
Equity to assets (GAAP)	10.27%	9.69%	10.35%	8.47%	7.75%

Tangible common equity to risk-weighted assets reconciliation (1)
Tangible common equity to risk-weighted assets	12.82%	13.82%	13.18%	8.26%	8.25%
Effect of other comprehensive income	.38	.35	.39	.51	(.03)
Effect of deferred tax limitation	(2.05)	(3.11)	(4.26)	-	-
Effect of trust preferred	.08	1.00	1.04	1.15	1.18
Effect of preferred equity	.15	-	2.39	4.24	4.29
Basel III intangibles transition adjustment	.10	-	-	-	-
Basel III disallowed investments	(.03)	-	-	-	-
Tier I capital ratio (Regulatory)	11.45%	12.06%	12.74%	14.16%	13.69%

(1) December 31, 2015 calculated under Basel III rules, which became effective January 1, 2015.

UNITED COMMUNITY BANKS, INC.

Table 1 (Continued) - Non-GAAP Performance Measures Reconciliation - Quarterly

Selected Financial Information

	2015				2014
(in thousands, except per share	Fourth	Third	Second	First	Fourth	Third	Second	First
data; fully taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Interest revenue reconciliation
Interest revenue - taxable equivalent	$79,646	$71,120	$66,134	$62,909	$64,353	$63,338	$61,783	$60,495
Taxable equivalent adjustment	(284)	(292)	(326)	(375)	(398)	(405)	(377)	(357)
Interest revenue (GAAP)	$79,362	$70,828	$65,808	$62,534	$63,955	$62,933	$61,406	$60,138

Net interest revenue reconciliation
Net interest revenue - taxable equivalent	$74,048	$65,718	$61,317	$57,617	$58,332	$56,967	$54,950	$54,169
Taxable equivalent adjustment	(284)	(292)	(326)	(375)	(398)	(405)	(377)	(357)
Net interest revenue (GAAP)	$73,764	$65,426	$60,991	$57,242	$57,934	$56,562	$54,573	$53,812

Total revenue reconciliation
Total operating revenue	$95,032	$83,315	$77,683	$71,499	$71,355	$69,379	$66,893	$63,845
Taxable equivalent adjustment	(284)	(292)	(326)	(375)	(398)	(405)	(377)	(357)
Total revenue (GAAP)	$94,748	$83,023	$77,357	$71,124	$70,957	$68,974	$66,516	$63,488

Expense reconciliation
Expenses - operating	$56,410	$48,525	$45,247	$43,061	$41,919	$41,364	$40,532	$39,050
Merger-related and other charges	9,078	5,744	3,173	-	-	-	-	-
Expenses (GAAP)	$65,488	$54,269	$48,420	$43,061	$41,919	$41,364	$40,532	$39,050

Income before taxes reconciliation
Income before taxes - operating	$38,622	$34,790	$32,436	$28,438	$29,436	$28,015	$26,361	$24,795
Taxable equivalent adjustment	(284)	(292)	(326)	(375)	(398)	(405)	(377)	(357)
Merger-related and other charges	(9,078)	(5,744)	(3,173)	-	-	-	-	-
Income before taxes (GAAP)	$29,260	$28,754	$28,937	$28,063	$29,038	$27,610	$25,984	$24,438

Income tax expense reconciliation
Income tax expense - operating	$14,822	$13,064	$12,447	$10,768	$11,189	$10,399	$10,004	$9,395
Taxable equivalent adjustment	(284)	(292)	(326)	(375)	(398)	(405)	(377)	(357)
Merger-related and other charges, tax benefit	(3,486)	(1,905)	(997)	-	-	-	-	-
Income tax expense (GAAP)	$11,052	$10,867	$11,124	$10,393	$10,791	$9,994	$9,627	$9,038

Net income reconciliation
Net income - operating	$23,800	$21,726	$19,989	$17,670	$18,247	$17,616	$16,357	$15,400
Merger-related and other charges, net of income tax benefit	(5,592)	(3,839)	(2,176)	-	-	-	-	-
Net income (GAAP)	$18,208	$17,887	$17,813	$17,670	$18,247	$17,616	$16,357	$15,400

Net income available to common shareholders reconciliation
Net income available to common shareholders - operating	$23,775	$21,701	$19,972	$17,670	$18,247	$17,616	$16,357	$14,961
Merger-related and other charges, net of income tax benefit	(5,592)	(3,839)	(2,176)	-	-	-	-	-
Net income available to common shareholders (GAAP)	$18,183	$17,862	$17,796	$17,670	$18,247	$17,616	$16,357	$14,961

Diluted income per common share reconciliation
Diluted income per common share - operating	$.33	$.33	$.32	$.29	$.30	$.29	$.27	$.25
Merger-related and other charges	(.08)	(.06)	(.04)	-	-	-	-	-
Diluted income per common share (GAAP)	$.25	$.27	$.28	$.29	$.30	$.29	$.27	$.25

Book value per common share reconciliation
Tangible book value per common share	$12.06	$12.08	$12.66	$12.53	$12.15	$12.10	$11.91	$11.63
Effect of goodwill and other intangibles	1.96	1.87	.29	.05	.05	.05	.03	.03
Book value per common share (GAAP)	$14.02	$13.95	$12.95	$12.58	$12.20	$12.15	$11.94	$11.66

UNITED COMMUNITY BANKS, INC.

Table 1 (Continued) - Non-GAAP Performance Measures Reconciliation - Quarterly

Selected Financial Information

	2015				2014
(in thousands, except per share	Fourth	Third	Second	First	Fourth	Third	Second	First
data; fully taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Return on tangible common equity reconciliation
Return on tangible common equity - operating	10.87%	10.29%	10.20%	9.46%	9.74%	9.55%	9.15%	8.81%
Effect of goodwill and other intangibles	(1.69)	(.75)	(.30)	(.12)	(.14)	(.14)	(.16)	(.17)
Return on common equity - operating	9.18	9.54	9.90	9.34	9.60	9.41	8.99	8.64
Merger-related and other charges	(2.16)	(1.69)	(1.07)	-	-	-	-	-
Return on common equity (GAAP)	7.02%	7.85%	8.83%	9.34%	9.60%	9.41%	8.99%	8.64%

Return on assets reconciliation
Return on assets - operating	.99%	1.00%	1.00%	.94%	.96%	.95%	.88%	.85%
Merger-related and other charges	(.23)	(.18)	(.11)	-	-	-	-	-
Return on assets (GAAP)	.76%	.82%	.89%	.94%	.96%	.95%	.88%	.85%

Allowance for loan losses to loans reconciliation
Allowance for loan losses to loans, excl. acquired loans	1.35%	1.37%	1.42%	1.46%	1.53%	1.57%	1.66%	1.73%
Effect of removing acquired loans from ratio	(.21)	(.22)	(.06)	-	-	-	-	-
Allowance for loan losses to loans (GAAP)	1.14%	1.15%	1.36%	1.46%	1.53%	1.57%	1.66%	1.73%

Dividend payout ratio reconciliation
Dividend payout ratio - operating	18.18%	18.18%	15.63%	17.24%	16.67%	10.34%	11.11%	-%
Merger-related and other charges	5.82	4.04	2.23	-	-	-	-	-
Dividend payout ratio (GAAP)	24.00%	22.22%	17.86%	17.24%	16.67%	10.34%	11.11%	-%

Efficiency ratio reconciliation
Efficiency ratio - operating	59.41%	57.81%	57.59%	59.15%	57.47%	57.96%	58.65%	59.05%
Merger-related and other charges	9.56	6.84	4.04	-	-	-	-	-
Efficiency ratio (GAAP)	68.97%	64.65%	61.63%	59.15%	57.47%	57.96%	58.65%	59.05%

Average equity to assets reconciliation
Tangible common equity to assets	9.29%	9.77%	9.83%	9.82%	9.72%	9.83%	9.58%	9.22%
Effect of preferred equity	.11	.11	.08	-	-	-	-	.28
Tangible equity to assets	9.40	9.88	9.91	9.82	9.72	9.83	9.58	9.50
Effect of goodwill and other intangibles	1.28	.51	.14	.04	.04	.02	.03	.02
Equity to assets (GAAP)	10.68%	10.39%	10.05%	9.86%	9.76%	9.85%	9.61%	9.52%

Tangible common equity to risk-weighted assets reconciliation (1)
Tangible common equity to risk-weighted assets	12.82%	13.08%	13.24%	13.53%	13.82%	14.10%	13.92%	13.63%
Effect of other comprehensive income	.38	.23	.28	.19	.35	.34	.53	.36
Effect of deferred tax limitation	(2.05)	(2.24)	(2.49)	(2.86)	(3.11)	(3.39)	(3.74)	(3.92)
Effect of trust preferred	.08	.08	.63	.67	1.00	1.02	1.04	1.03
Effect of preferred equity	.15	.15	.17	-	-	-	-	-
Basel III intangibles transition adjustment	.10	.13	.06	.04	-	-	-	-
Basel III disallowed investments	(.03)	(.03)	(.03)	(.04)	-	-	-	-
Tier I capital ratio (Regulatory)	11.45%	11.40%	11.86%	11.53%	12.06%	12.07%	11.75%	11.10%

(1) December 31, September 30, June 30 and March 31, 2015 calculated under Basel III rules, which became effective January 1, 2015.

Results of Operations

United reported net income of $71.6 million for the year ended December 31, 2015. This compared to net income of $67.6 million in 2014. Diluted earnings per common share for 2015 were $1.09, compared to diluted earnings per common share for 2014 of $1.11.

Net Interest Revenue (Taxable Equivalent)

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and other liabilities) is the single largest component of United’s revenue. United actively manages this revenue source to provide optimal levels of revenue while balancing interest rate, credit, and liquidity risks. Taxable equivalent net interest revenue totaled $259 million in 2015, an increase of $34.3 million, or 15%, from 2014. Taxable equivalent net interest revenue for 2014 increased $4.78 million, or 2%, from 2013.

The combination of growth in the loan portfolio and lower interest costs on deposits and borrowed funds were responsible for the growth in net interest revenue in 2015. The acquisition of Palmetto on September 1, 2015 and MoneyTree on May 1, 2015 also contributed to the increase as the acquired entities’ results are included in consolidated results beginning on the acquisition date.

In the second quarter of 2014, United restructured its balance sheet to improve its net interest margin and increase net interest revenue. The second quarter 2014 balance sheet restructure included the sale of approximately $237 million in securities which were mostly low-yielding, variable-rate collateralized mortgage obligations (“CMOs”) and fixed rate corporate bonds that had been swapped to a floating rate. Improvement in the credit spreads on corporate bonds allowed United to sell the securities at an attractive gain that was used to repay $44 million in structured repurchase agreements that were paying a 4% interest rate. About $120 million of the proceeds from the sales of securities was reinvested in fixed-rate mortgage-backed securities (“MBS”) and higher yielding floating rate collateralized loan obligations to offset the impact of the decrease in interest revenue on the sold securities. These actions in the second quarter of 2014, along with strong loan growth, were primarily responsible for the increase in net interest revenue and stabilizing the net interest margin.

Also in the second quarter of 2014, as a result of improvement in the interest sensitivity position, United effectively terminated $300 million notional in pay-fixed, forward-starting swaps that were serving as cash flow hedges of LIBOR based wholesale borrowings and indexed money market deposits. The swaps were entered into in 2012 in anticipation of rising interest rates and had forward start dates that took effect in the first and second quarters of 2014. Changes in United’s balance sheet since that time made the hedges no longer necessary to achieve a neutral interest sensitivity position. The termination of the cash flow hedges in the second quarter of 2014 lowered United’s deposit and wholesale borrowings costs and also contributed to the increase in net interest revenue and improvement in the net interest margin. United effectively terminated another $100 million notional in pay-fixed swaps that were serving as cash flow hedges of LIBOR based money market deposits late in the fourth quarter of 2014. In the first quarter of 2015, United terminated its one remaining $175 million notional pay-fixed swap that was serving as a cash flow hedge of LIBOR-based money market deposits.

Average interest bearing liabilities in 2015 increased $493 million, or 10%, from the prior year as United’s funding needs increased with the increase in loans and a larger securities portfolio. Average noninterest bearing deposits increased $394 million from 2014 to 2015 providing much of United’s 2015 funding needs. The average cost of interest bearing liabilities for 2015 was .38% compared to .50% for 2014, reflecting United’s concerted efforts to reduce deposit pricing coupled with the termination of hedges mentioned above. Also contributing to the overall lower rate on interest bearing liabilities was a shift in the mix of deposits away from more expensive time deposits toward lower-rate transaction deposits. United was able to reduce the effective rate on brokered deposits by swapping the fixed rate on longer-term brokered time deposits to LIBOR minus a spread. In 2015 and 2013, this hedging program resulted in a negative rate on brokered certificates of deposit. In addition, during 2015 United redeemed higher-rate trust preferred securities and issued lower-rate senior notes.

The banking industry uses two key ratios to measure relative profitability of net interest revenue - the net interest spread and the net interest margin. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest bearing liabilities. The interest rate spread eliminates the effect of non-interest-bearing deposits and other non-interest-bearing funding sources and gives a direct perspective on the effect of market interest rate movements. The net interest margin is an indication of the profitability of a company’s overall balance sheet management activities and is defined as net interest revenue as a percentage of total average interest-earning assets, which includes the positive effect of funding a portion of interest-earning assets with customers’ non-interest-bearing deposits and with shareholders’ equity.

For 2015, 2014 and 2013, United’s net interest spread was 3.19%, 3.13%, and 3.16%, respectively, while the net interest margin was 3.30%, 3.26%, and 3.30%, respectively. Although loan yields continued to decline in 2015 due to competitive pricing pressure on new and renewed loans and a shift in loan mix to more floating rate loans, this decline was offset by an increase in the yield on investment securities and a decrease in the cost of deposits and borrowed funds. The increase in the yield on investment securities was due to a combination of a change in the investment portfolio mix and the balance sheet restructuring activities in mid-2014. The decrease in both ratios from 2013 to 2014 was due to lower yields on loans, which were not completely offset by the increase in the taxable investment securities yield and the decrease in rates paid for deposits and other interest bearing liabilities.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-bearing liabilities.

Table 2 - Average Consolidated Balance Sheet and Net Interest Margin Analysis

For the Years Ended December 31,

(In thousands, fully taxable equivalent)

	2015			2014			2013
	Average		Avg.	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans (1)(2)	$5,297,687	$223,713	4.22%	$4,450,268	$197,039	4.43%	$4,254,159	$201,278	4.73%
Taxable securities (3)	2,342,533	51,143	2.18	2,255,084	47,755	2.12	2,169,024	40,331	1.86
Tax-exempt securities (1)(3)	25,439	1,154	4.54	19,279	1,209	6.27	21,228	1,354	6.38
Federal funds sold and other interest-earning assets	168,494	3,799	2.25	155,803	3,966	2.55	204,303	4,360	2.13
Total interest-earning assets	7,834,153	279,809	3.57	6,880,434	249,969	3.63	6,648,714	247,323	3.72
Non-interest-earning assets:
Allowance for loan losses	(71,001)			(75,237)			(95,411)
Cash and due from banks	81,244			67,818			63,174
Premises and equipment	174,835			161,391			167,424
Other assets (3)	442,878			401,240			290,098
Total assets	$8,462,109			$7,435,646			$7,073,999

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,563,911	$1,505	.10	$1,396,373	$1,651	.12	$1,285,842	$1,759	.14
Money market	1,678,765	3,466	.21	1,389,837	3,060	.22	1,315,385	2,210	.17
Savings deposits	372,414	98	.03	277,351	81	.03	244,725	133	.05
Time deposits	1,269,360	4,823	.38	1,362,873	7,009	.51	1,628,572	10,965	.67
Brokered deposits	269,162	(1,067)	(.40)	293,657	124	.04	219,215	(501)	(.23)
Total interest-bearing deposits	5,153,612	8,825	.17	4,720,091	11,925	.25	4,693,739	14,566	.31
Federal funds purchased, repurchase agreeements, & other short-term borrowings	49,301	364	.74	74,541	2,160	2.90	66,561	2,071	3.11
Federal Home Loan Bank advances	250,404	1,743	.70	175,481	912	.52	32,604	68	.21
Long-term debt	139,979	10,177	7.27	129,865	10,554	8.13	131,081	10,977	8.37
Total borrowed funds	439,684	12,284	2.79	379,887	13,626	3.59	230,246	13,116	5.70
Total interest-bearing liabilities	5,593,296	21,109	.38	5,099,978	25,551	.50	4,923,985	27,682	.56
Non-interest-bearing liabilities:
Non-interest-bearing deposits	1,901,521			1,507,944			1,333,199
Other liabilities	97,890			107,523			84,506
Total liabilities	7,592,707			6,715,445			6,341,690
Shareholders’ equity	869,402			720,201			732,309
Total liabilities and shareholders’ equity	$8,462,109			$7,435,646			$7,073,999
Net interest revenue		$258,700			$224,418			$219,641
Net interest-rate spread			3.19%			3.13%			3.16%
Net interest margin (4)			3.30%			3.26%			3.30%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal rate and the federal tax adjusted state tax rate.
(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $11.4 million, $3.36 million and $4.36 million in 2015, 2014 and 2013, respectively, are included in other assets for purposes of this presentation.
(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

The following table shows the relative effect on net interest revenue of changes in the average outstanding balances (volume) of interest-earning assets and interest-bearing liabilities and the rates earned and paid by United on such assets and liabilities.

Table 3 - Change in Interest Revenue and Interest Expense

(in thousands, fully taxable equivalent)

	2015 Compared to 2014			2014 Compared to 2013
	Increase (decrease)			Increase (decrease)
	due to changes in			due to changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$36,124	$(9,450)	$26,674	$9,030	$(13,269)	$(4,239)
Taxable securities	1,884	1,504	3,388	1,650	5,774	7,424
Tax-exempt securities	329	(384)	(55)	(123)	(22)	(145)
Federal funds sold and other interest-earning assets	308	(475)	(167)	(1,145)	751	(394)
Total interest-earning assets	38,645	(8,805)	29,840	9,412	(6,766)	2,646

Interest-bearing liabilities:
Interest-bearing deposits:
NOW	184	(330)	(146)	143	(251)	(108)
Money Market	606	(200)	406	131	719	850
Savings deposits	26	(9)	17	16	(68)	(52)
Time deposits	(455)	(1,731)	(2,186)	(1,616)	(2,340)	(3,956)
Brokered deposits	(9)	(1,182)	(1,191)	(125)	750	625
Total interest-bearing deposits	352	(3,452)	(3,100)	(1,451)	(1,190)	(2,641)
Federal funds purchased, repurchase agreements & other short-term borrowings	(561)	(1,235)	(1,796)	237	(148)	89
Federal Home Loan Bank advances	463	368	831	630	214	844
Long-term debt	785	(1,162)	(377)	(101)	(322)	(423)
Total borrowed funds	687	(2,029)	(1,342)	766	(256)	510
Total interest-bearing liabilities	1,039	(5,481)	(4,442)	(685)	(1,446)	(2,131)

Increase (decrease) in net interest revenue	$37,606	$(3,324)	$34,282	$10,097	$(5,320)	$4,777

Any variance attributable jointly to volume and rate changes is allocated to the volume and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Credit Losses

The provision for credit losses is based on management’s evaluation of probable incurred losses in the loan portfolio and unfunded loan commitments as measured by analysis of the allowance for credit losses at the end of each reporting period. The provision for credit losses was $3.70 million in 2015, compared with $8.50 million in 2014, and $65.5 million in 2013. The amount of provision recorded in each year was the amount required such that the total allowance for credit losses reflected the appropriate balance, in the estimation of management, and was sufficient to cover incurred losses in the loan portfolio. In 2015, the provision for loan losses decreased partly due to lower levels of charge offs along with increased recoveries. In 2014, the provision for loan losses was down substantially from 2013 reflecting the significant improvement in credit measures following the second quarter 2013 sale of classified assets. The ratio of net loan charge-offs to average outstanding loans for 2015 was .12% compared with .31% for 2014 and 2.22% for 2013.

In the fourth quarter of 2013, United established an allowance for unfunded loan commitments which is included in other liabilities in the consolidated balance sheet. The allowance for unfunded loan commitments represents probable incurred losses on unfunded loan commitments that are expected to result in outstanding loan balances. The allowance for unfunded loan commitments was established through the provision for credit losses. At December 31, 2015, the allowance for unfunded commitments was $2.54 million compared with $1.93 million at December 31, 2014 and $2.17 million at December 31, 2013.

Over the past three years, United has experienced a significant improvement in credit quality and corresponding credit measures. During the second quarter of 2013, United sold classified assets totaling approximately $172 million, including a bulk sale of $131 million. The classified asset sales and a general improving trend reduced United’s nonperforming assets to $31.0 million as of December 31, 2013. Credit quality continued to improve through 2014 with nonperforming assets decreasing further to $19.6 million at December 31, 2014. Nonperforming assets increased slightly at December 31, 2015, primarily due the assumption of foreclosed property from the Palmetto acquisition. Additional discussion on credit quality and the allowance for loan losses is included in the “Asset Quality and Risk Elements” and “Critical Accounting Polices” sections of this report, as well as Note 1 to the consolidated financial statements.

Fee Revenue

Fee revenue was $72.5 million in 2015, compared with $55.6 million in 2014 and $56.6 million in 2013. The following table presents the components of fee revenue.

Table 4 - Fee Revenue

For the Years Ended December 31,

(in thousands)

				Change
	2015	2014	2013	2015-2014
Overdraft fees	$12,503	$11,871	$12,425	5%
ATM and debit card interchange fees	17,667	15,295	14,509	16
Other service charges and fees	6,655	5,907	5,063	13
Service charges and fees	36,825	33,073	31,997	11
Mortgage loan and related fees	13,592	7,520	9,925	81
Brokerage fees	5,041	4,807	4,465	5
Gains from sales of government guaranteed loans	6,276	2,615	-	140
Customer derivatives	1,713	729	1,599	135
Securities gains, net	2,255	4,871	186
Losses on prepayment of borrowings	(1,294)	(4,446)	-
Other	8,121	6,385	8,426	27
Total fee revenue	$72,529	$55,554	$56,598	31

Service charges and fees of $36.8 million were up $3.75 million, or 11%, from 2014. The increase was primarily due to higher ATM and debit card interchange fees which have grown due to higher transaction volume, including the effect of the acquisitions. Overdraft fees and other service charges also benefited from the acquisitions in 2015. The decrease in overdraft fees in 2014 from 2013 reflected lower customer utilization of United’s courtesy overdraft services. The increase in ATM and debit card interchange fees and other service charges from 2013 to 2014 was due to higher transaction volume as deposits have increased and new service fees introduced on January 1, 2014, respectively.

Mortgage loan and related fees of $13.6 million were up $6.07 million, or 81%, from 2014. In 2015, United closed 2,538 mortgage loans totaling $494 million compared with 1,639 loans totaling $276 million in 2014. The increase reflects United’s focus on growing the mortgage business by recruiting new mortgage lenders in key metropolitan markets and an increase in refinancing activity. In 2015, new home purchase mortgages of $272 million accounted for 55% of production volume compared with $174 million, or 63%, of production volume in 2014 and $144 million, or 48%, of production volume in 2013.

Brokerage fees of $5.04 million increased $234,000, or 5%, from 2014. Brokerage fees have increased over the last two years as a result of United’s focus in growing its advisory services business.

In the second quarter of 2014, United completed its acquisition of Business Carolina, Inc., a specialty lending business headquartered in Columbia, South Carolina that specializes in SBA and USDA lending. Since that time, United brought in new leadership, including lenders and support staff, in its specialized lending area to increase its share of government guaranteed lending programs. United’s SBA and USDA lending strategy includes the selective sale of the guaranteed portion of certain loans at attractive premiums. In 2015 and 2014, United recognized gains of $6.28 million and $2.62 million, respectively, from the sale of the guaranteed portion of SBA and USDA loans totaling $70.7 million for 2015 compared to $28.3 million for 2014.

Fees from customer swap transactions earned under United’s back-to-back customer swap program of $1.71 million were up $984,000 in 2015 from 2014 due to stronger demand for this product following slower growth in 2014 compared to 2013. United provides interest rate swaps to commercial customers who desire fixed rate loans. United makes a floating rate loan to those customers and enters into an interest rate swap contract with the customer to swap the floating rate to a fixed rate. United then enters into an offsetting swap with a swap dealer with terms that mirror the customer swap. The fixed and variable legs of the customer and dealer swaps offset leaving United with the equivalent of a variable rate loan.

United recognized net securities gains of $2.26 million, $4.87 million and $186,000 during 2015, 2014 and 2013, respectively. In 2015, United incurred $1.29 million in debt prepayment charges due to the redemption of $49.3 million in trust preferred securities with an average rate of approximately 9% and prepayment of $6 million in structured repurchase agreements with an average rate of 4%. United also recognized losses from the prepayment of structured repurchase agreements totaling $4.45 million in 2014. The losses were part of the same balance sheet management activities and had the effect of offsetting the securities gains in each respective period.

Other fee revenue of $8.12 million for 2015 was up $1.74 million from 2014, primarily due to volume driven increases in income from bank owned life insurance and merchant services combined with gains on sales of former branch facilities.

Operating Expense

The following table presents the components of operating expenses.

Table 5 - Operating Expenses

For the Years Ended December 31,

(in thousands)

				Change
	2015	2014	2013	2015-2014
Salaries and employee benefits	$116,688	$100,941	$96,233	16%
Communications and equipment	15,273	12,523	13,233	22
Occupancy	15,372	13,513	13,930	14
Advertising and public relations	3,667	3,461	3,718	6
Postage, printing and supplies	4,273	3,542	3,283	21
Professional fees	10,175	7,907	9,617	29
Foreclosed property - foreclosure and carrying costs	670	1,338	3,163	(50)
Foreclosed property - writedowns and (gains) losses from sales	(638)	(704)	4,706	(9)
FDIC assessments and other regulatory charges	5,106	4,792	9,219	7
Amortization of intangibles	2,444	1,348	2,031	81
Merger-related and other charges	17,995	-	-
Other	20,213	14,204	15,171	42
Total operating expenses	$211,238	$162,865	$174,304	30

Operating expenses were $211 million in 2015 as compared to $163 million in 2014 and $174 million in 2013. The increase mostly reflects the inclusion of the operating expenses of the two acquired banks from their respective acquisition dates, higher salaries and employee benefits expense resulting from investing in specialized lending areas and other strategic hiring, impairment on bank premises and merger-related charges.

Salaries and employee benefits expense for 2015 was $117 million, an increase of $15.7 million, or 16%, from 2014. The increase was due to a number of factors including investments in additional staff and new teams to expand specialized lending and new talent in other key areas, additional staff resulting from the Palmetto and MoneyTree acquisitions and higher incentives due to increased loan production and obtaining higher earnings performance targets. Full time equivalent headcount totaled 1,883 at December 31, 2015 compared to 1,506 at December 31, 2014, an increase of 377 full time equivalent positions, with 316 coming from the Palmetto and MoneyTree acquisitions.

Communications and equipment expense of $15.3 million for 2015 was up $2.75 million, or 22%, from 2014 due to higher software maintenance costs and acquisition-related increases. The decrease in 2014 from 2013 reflects lower software maintenance costs and lower equipment rental charges reflecting United’s shift from leasing copier and printing equipment to purchasing those items.

Occupancy expense of $15.4 million for 2015 was up $1.86 million, or 14%, compared to 2014, primarily due to an increase in locations due to acquisition and expansion into additional metropolitan areas. The decrease from 2013 to 2014 was primarily related to a $400,000 charge in 2013 to write off leasehold improvements on a branch lease that was consolidated into another branch.

Postage, printing and supplies expense for 2015 was $4.27 million, an increase of 21% from 2014, partly due to acquisitions. The increase from 2013 to 2014 was primarily due to higher printing and forms charges related to increased business activity.

Professional fees were $10.2 million for 2015, up $2.27 million, or 29%, from 2014. The increase was primarily due to higher legal and consulting fees relating to various corporate projects, including projects to enhance our productivity as well as model validations and improvements to our regulatory compliance function. Professional fees decreased $1.71 million in 2014 from 2013, mostly due to higer legal costs in 2013 associated with the classified asset sales in the second quarter of 2013.

FDIC assessments and other regulatory charges expense for 2015 was $5.11 million, an increase of $314,000, or 7%, from 2014 due to a larger balance sheet. Amortization of intangibles increased due to acquisition related core deposit intangibles.

Merger-related and other charges of $18.0 million included $12.0 million of merger-related charges, primarily severance, conversion costs and legal and professional fees related to the Palmetto and MoneyTree acquisitions, and $5.97 million of impairment on real estate purchased in prior years for future branch expansion.

Other expenses totaled $20.2 million for 2015, an increase of $6.01 million from 2014, mostly due to higher lending support costs due to increased lending activity, higher ATM and internet banking costs due to higher volume and higher servicing costs on United’s indirect auto lending portfolio due to growth in that portfolio. The decrease from 2013 to 2014 was primarily the result of the release of $1.20 million of the litigation reserve established in 2012.

Income Taxes

Income tax expense was $43.4 million in 2015, compared to income tax expense of $39.5 million in 2014 and income tax benefit of $238 million in 2013. Income tax expense for 2015 and 2014 represents an effective tax rate of 37.8% and 36.8%, respectively. The 2013 tax benefit was primarily due to the second quarter reversal of $272 million of the deferred tax asset valuation allowance. The effective tax rate (as a percentage of pre-tax earnings) was not meaningful for 2013 due to the reversal of the valuation allowance on United’s deferred tax asset. The tax rate for 2016 is expected to be approximately 37.9% reflecting the mix of taxable and tax-exempt income.

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

Based on all evidence considered, as of December 31, 2015 and 2014, management concluded that it was more likely than not that the net deferred tax asset would be realized. With continuous improvements in credit quality, quarterly earnings for the past several years have closely followed management’s forecast for these periods, excluding the impact of the discretionary sales of classified assets in the second quarter of 2013. The improvement in management’s ability to produce reliable forecasts, continuous and significant improvements in credit quality, and a sustained period of profitability were given appropriate weighting in our analysis, and such evidence was considered sufficient to overcome the weight of the negative evidence related to the significant operating losses in prior years.

Management expects to generate higher levels of future taxable income and believes this will allow for full utilization of United’s net operating loss carryforwards within three to seven years, which is well within the statutory carryforward periods. In determining whether management’s projections of future taxable income are reliable, management considered objective evidence supporting the forecast assumptions as well as recent experience demonstrating management’s ability to reasonably project future results of operations.

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of income tax computed by applying the statutory federal income tax rate to income before income taxes, can be found in Note 16 to the consolidated financial statements.

Fourth Quarter 2015 Discussion

Taxable equivalent net interest revenue for the fourth quarter of 2015 increased $15.7 million, or 27%, to $74.0 million from the same period a year ago, primarily due to acquisition-related growth in the loan portfolio, a higher yield on the securities portfolio and an eleven basis point decrease in the average rate on interest-bearing liabilities. The yield on the securities portfolio increased partly due to the restructuring of a corporate bond in fourth quarter 2015, while the rate on interest-bearing liabilities decreased partly due to Palmetto’s low cost deposit base and United’s prepayment of higher-rate debt during 2015. The net interest margin increased three basis points from the fourth quarter of 2014 to 3.34% for the fourth quarter of 2015.

The fourth quarter of 2015 provision for credit losses was $300,000, compared to $1.80 million for the fourth quarter of 2014. The decrease was primarily due to overall improvement in portfolio credit quality, including strong recoveries of previously charged off loans. Fourth quarter 2015 net charge offs were $1.30 million compared with $2.51 million in fourth quarter 2014.

The following table presents the components of fee revenue for the fourth quarters of 2015 and 2014.

Table 6 - Quarterly Fee Revenue

(in thousands)

	Three Months Ended
	December 31,
	2015	2014	Change
Overdraft fees	$3,872	$2,936	32%
ATM and debit card fees	5,445	3,977	37
Other service charges and fees	2,183	1,533	42
Service charges and fees	11,500	8,446	36
Mortgage loan and related fees	3,290	2,111	56
Brokerage fees	1,058	1,176	(10)
Gains on sales of government guaranteed loans	1,995	926	115
Customer derivatives	399	78	412
Securities gains, net	378	208
Other	2,664	1,878	42
Total fee revenue	$21,284	$14,823	44

Fee revenue for the fourth quarter of 2015 of $21.3 million increased $6.46 million, or 44%, from $14.8 million for the fourth quarter of 2014. Service charges and fees on deposit accounts of $11.5 million increased $3.05 million, or 36%, from $8.45 million for the fourth quarter of 2014, primarily due to the Palmetto and MoneyTree acquisitions. Mortgage fees of $3.29 million increased $1.18 million, or 56%, from $2.11 million in the fourth quarter of 2014 due to higher loan origination volume. United closed $138 million in mortgage loans in the fourth quarter of 2015, of which 55% were for new home purchases, compared to $77.4 million in the fourth quarter of 2014, of which 63% were for new home purchases. Sales of $25.1 million in government guaranteed loans in fourth quarter 2015 resulted in net gains of $2 million, compared to $15.8 million sold in fourth quarter 2014, resulting in net gains of $926,000. Customer derivative fees increased in the fourth quarter of 2015 compared with a year ago due to an increase in customer demand for the product. Other fee revenue of $2.66 million increased $786,000, or 42%, from the fourth quarter of 2014, partially due to volume driven increases in income from bank owned life insurance and safe deposit box fees, and other banking service fees, some of which are related to the Palmetto and MoneyTree acqusitions.

The following table presents operating expenses for the fourth quarters of 2015 and 2014.

Table 7 - Quarterly Operating Expenses

(in thousands)

	Three Months Ended
	December 31,
	2015	2014	Change
Salaries and employee benefits	32,939	26,592	24%
Communications and equipment	4,735	3,153	50
Occupancy	4,666	3,448	35
Advertising and public relations	978	802	22
Postage, printing and supplies	1,293	1,086	19
Professional fees	3,331	2,034	64
FDIC assessments and other regulatory charges	1,463	883	66
Merger-related and other charges	9,078	-
Other	7,005	3,921	79
Total operating expenses	$65,488	$41,919	56

Operating expenses of $65.5 million increased 56% from $41.9 million for the fourth quarter of 2014, largely due to the inclusion of the operating expenses of the two acquired banks, as well as merger-related charges and impairment charges on real estate purchased in prior years for future branch expansion. Salaries and employee benefit costs of $32.9 million were up $6.35 million from the fourth quarter of 2014, due primarily to additional staff resulting from the Palmetto and MoneyTree acquisitions and investment in additional staff and new teams to expand specialized lending and new talent in other key areas, as well as higher commissions and incentives due to business growth. Communications and equipment expenses of $4.74 million were up $1.58 million, or 50%, from $3.15 million for the fourth quarter of 2014, partly due to higher software maintenance contract costs. Occupancy expense of $4.67 million was up $1.22 million for the fourth quarter of 2015 compared to 2014, primarily due to additional locations attributable to the acquisitions. Professional fees increased 64% to $3.33 million in fourth quarter 2015 compared to fourth quarter 2014 due primarily to higher legal and consulting fees relating to various corporate projects to enhance productivity, model validations, and improve our regulatory compliance function. FDIC assessments and other regulatory charges increased to $1.46 million from $883,000 for the fourth quarter of 2014 due to balance sheet growth during the year. Merger-related and other charges of $9.08 million included $3.11 million of merger charges primarily related to the Palmetto acquisition and $5.97 million of impairment charges on bank-owned real estate acquired in prior years for expansion. Other expenses of $7.01 million were up 79% from the fourth quarter of 2014, partly due to an increase in amortization expense related to acquired intangibles, an increase in ATM and internet banking costs due to higher volume, and higher servicing costs on United’s indirect auto loan portfolio due to growth in that portfolio. Other expenses in the fourth quarter of 2014 included the reversal of $1.20 million of a previously established litigation reserve.

Balance Sheet Review

Total assets at December 31, 2015 were $9.63 billion, an increase of $2.06 billion, or 27%, from December 31, 2014. On a daily average basis, total assets increased $1.03 billion, or 14%, from 2014 to 2015. Average interest earning assets for 2015 and 2014 were $7.83 billion and $6.88 billion, respectively.

Loans

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, South Carolina and Tennessee, including customers who have a seasonal residence in United’s market areas, except for specific specialized lending strategies such as SBA and franchise lending. More than 77% of the loans are secured by real estate. In 2014, commercial loan growth began to return to pre-crisis levels reflecting United’s specialized lending initiatives. Consumer installment loans also increased due to purchases of indirect auto loans. Loans also increased due to the acquisitions of Palmetto and MoneyTree in 2015. Total loans averaged $5.30 billion in 2015, compared with $4.45 billion in 2014, an increase of 19%. At December 31, 2015, total loans were $6 billion, an increase of $1.32 billion, or 28%, from December 31, 2014.

The following table presents the composition of United’s loan portfolio for the last five years.

Table 8 - Loans Outstanding

As of December 31,

(in thousands)

	2015	2014	2013	2012	2011
Loans by Category
Owner occupied commercial real estate	$1,493,966	$1,163,480	$1,133,543	$1,131,544	$1,111,502
Income producing commercial real estate	823,729	598,537	623,167	681,821	709,912
Commercial & industrial	785,417	710,256	471,961	458,246	428,249
Commercial construction	342,078	196,030	148,903	154,769	164,155
Total commercial	3,445,190	2,668,303	2,377,574	2,426,380	2,413,818
Residential mortgage	1,029,663	865,789	875,077	829,566	834,759
Home equity lines of credit	597,806	465,872	440,887	384,637	300,143
Residential construction	351,700	298,627	328,579	381,677	448,391
Consumer installment	115,111	104,899	111,045	114,309	112,503
Indirect auto	455,971	268,629	196,104	38,439	-
Total loans	$5,995,441	$4,672,119	$4,329,266	$4,175,008	$4,109,614

	2015	2014	2013	2012	2011
Loans by Market
North Georgia	$1,125,123	$1,163,479	$1,240,234	$1,363,723	$1,425,811
Atlanta MSA	1,259,377	1,243,535	1,235,378	1,203,937	1,143,647
North Carolina	548,591	552,527	571,971	579,085	597,446
Coastal Georgia	536,598	455,709	423,045	400,022	346,189
Gainesville MSA	254,016	257,449	254,655	261,406	264,567
East Tennessee	504,277	280,312	279,587	282,863	255,949
South Carolina	819,560	29,786	3,787	-	-
Specialized Lending	491,928	420,693	124,505	45,533	76,005
Indirect auto	455,971	268,629	196,104	38,439	-
Total loans	$5,995,441	$4,672,119	$4,329,266	$4,175,008	$4,109,614

As of December 31, 2015, United’s 25 largest credit relationships consisted of loans and loan commitments ranging from $27.5 million to $14.9 million, with an aggregate total credit exposure of $461 million. Total credit exposure includes $132 million in unfunded commitments and $328 million in balances outstanding, excluding participations sold. United had only eight lending relationships whose total credit exposure exceeded $20 million of which only two relationships were in excess of $25 million.

The following table sets forth the maturity distribution of commercial and construction loans, including the interest rate sensitivity for loans maturing after one year.

Table 9 - Loan Portfolio Maturity

As of December 31, 2015

(in thousands)

					Rate Structure for Loans
	Maturity				Maturing Over One Year
	One Year	One through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate
Commercial (commercial and industrial)	$232,987	$405,021	$147,409	$785,417	$273,651	$278,779
Construction (commercial and residential)	273,856	273,598	146,324	693,778	155,898	264,024
Total	$506,843	$678,619	$293,733	$1,479,195	$429,549	$542,803

Asset Quality and Risk Elements

United manages asset quality and controls credit risk through review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices. United’s credit administration function is responsible for monitoring asset quality and Board of Directors approved portfolio limits, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures among all of the community banks and specialized lending areas. Additional information on United’s credit administration function is included in Item 1 under the heading “Loan Review and Nonperforming Assets.”

United classifies performing loans as “substandard” when there is a well-defined weakness or weaknesses that jeopardizes the repayment by the borrower and there is a distinct possibility that United could sustain some loss if the deficiency is not corrected.

United’s home equity lines generally require the payment of interest only for a set period after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both principal and interest. At December 31, 2015 and 2014, the funded portion of home equity lines totaled $598 million and $466 million, respectively. Approximately 3% of the home equity loans at December 31, 2015 were amortizing. Of the $598 million in balances outstanding at December 31, 2015, $359 million, or 60%, were first liens. At December 31, 2015, 57% of the total available home equity lines were drawn upon.

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

The table below presents performing classified loans for the last five years.

Table 10 - Performing Classified Loans

(in thousands)

	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2013	2012	2011
By Category
Owner occupied commercial real estate	$39,886	$46,401	$43,083	$64,936	$78,969
Income producing commercial real estate	30,047	20,560	34,642	52,607	$64,089
Commercial & industrial	5,967	7,863	9,589	18,477	15,753
Commercial construction	1,406	3,566	16,758	19,285	18,510
Total commercial	77,306	78,390	104,072	155,305	177,321
Residential mortgage	30,519	31,831	44,022	55,355	65,649
Home equity	6,968	5,296	7,967	9,824	10,793
Residential construction	10,764	10,920	14,104	37,804	71,955
Consumer installment	757	1,382	2,538	3,653	2,751
Indirect auto	1,213	574	-	-	-
Total	$127,527	$128,393	$172,703	$261,941	$328,469

By Market
North Georgia	$46,668	$55,821	$69,510	$105,851	$134,945
Atlanta MSA	25,723	31,201	42,955	75,305	88,614
North Carolina	14,087	16,479	18,954	28,657	40,302
Coastal Georgia	5,187	15,642	18,561	17,421	24,985
Gainesville MSA	566	1,109	14,916	19,251	17,338
East Tennessee	9,522	5,933	7,591	13,131	11,446
South Carolina	23,620	-	-	-	-
Specialized lending	941	1,634	216	2,325	10,839
Indirect auto	1,213	574	-	-	-
Total loans	$127,527	$128,393	$172,703	$261,941	$328,469

At December 31, 2015, performing classified loans totaled $128 million and decreased $866,000 from December 31, 2014. The decrease from 2014 reflects a general declining trend, partially offset by an increase due to the acquisitions in 2015. Performing classified loans have been on a downward trend as credit conditions have continued to improve and problem credits are resolved.

Reviews of classified performing and non-performing loans, TDRs, past due loans and larger credits, are conducted on a regular basis and are designed to identify risk migration and potential charges to the allowance for loan losses. These reviews are presented by the responsible lending officers and specific action plans are discussed along with the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, changes in risk profile, the effect of prevailing economic conditions on the borrower and other factors specific to the borrower and its industry. In addition to United’s internal loan review, United also uses external loan review to ensure the objectivity of the loan review process.

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

Table 11 - Allocation of Allowance for Credit Losses

As of December 31,

(in thousands)

	2015		2014		2013		2012		2011
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial (secured by real estate)	$24,967	39	$26,337	38	$24,338	41	$27,847	43	$31,644	44
Commercial & industrial	4,442	13	3,255	15	6,527	11	5,537	11	5,681	10
Commercial construction	5,583	6	4,747	4	3,669	3	8,389	4	6,097	4
Total commercial	34,992	58	34,339	57	34,534	55	41,773	58	43,422	58
Residential mortgage	23,274	27	24,885	29	20,974	30	26,642	29	29,076	28
Residential construction	7,961	6	10,603	6	12,532	8	26,662	9	30,379	11
Consumer installment	2,221	9	1,792	8	2,479	7	2,747	4	2,124	3
Unallocated	-		-		6,243		9,313		9,467
Total allowance for loan losses	68,448	100	71,619	100	76,762	100	107,137	100	114,468	100
Allowance for unfunded commitments	2,542		1,930		2,165		-		-
Total allowance for credit losses	$70,990		$73,549		$78,927		$107,137		$114,468

* Loan balance in each category, expressed as a percentage of total loans.

The following table presents a summary of changes in the allowance for credit losses for each of the past five years.

Table 12 - Allowance for Credit Losses

Years Ended December 31,

(in thousands)

	2015	2014	2013	2012	2011
Balance beginning of period	$71,619	$76,762	$107,137	$114,468	$174,695
Charge-offs:
Owner occupied commercial real estate	2,096	3,136	24,965	10,280	50,401
Income producing commercial real estate	522	1,611	11,505	12,782	9,067
Commercial & industrial	1,358	2,145	18,914	2,424	24,890
Commercial construction	507	235	6,483	5,411	55,730
Residential mortgage	3,178	7,502	8,840	12,885	46,439
Home equity lines of credit	1,094	2,314	3,437	4,377	7,268
Residential construction	2,291	3,176	23,049	24,260	118,916
Consumer installment	1,597	2,008	2,184	2,198	3,594
Indirect auto	772	540	277	16	-
Total loans charged-off	13,415	22,667	99,654	74,633	316,305
Recoveries:
Owner occupied commercial real estate	358	3,056	1,305	557	222
Income producing commercial real estate	697	725	640	135	226
Commercial & industrial	2,174	1,698	1,888	1,104	967
Commercial construction	77	6	69	111	203
Residential mortgage	1,662	1,110	611	675	660
Home equity lines of credit	226	287	104	124	78
Residential construction	832	627	173	1,272	1,678
Consumer installment	1,044	1,226	1,114	824	1,044
Indirect auto	86	54	40	-	-
Total recoveries	7,156	8,789	5,944	4,802	5,078
Net charge-offs	6,259	13,878	93,710	69,831	311,227
Provision for loan losses	3,088	8,735	63,335	62,500	251,000
Allowance for loan losses at end of period	68,448	71,619	76,762	107,137	114,468

Allowance for unfunded commitments at beginning of period	1,930	2,165	-	-	-
Provision for unfunded commitments	612	(235)	2,165	-	-
Allowance for unfunded commitments at end of period	2,542	1,930	2,165	-	-
Allowance for credit losses	$70,990	$73,549	$78,927	$107,137	$114,468

Total loans (1):
At year-end	$5,995,441	$4,672,119	$4,329,266	$4,175,008	$4,109,614
Average	5,297,687	4,440,868	4,228,235	4,123,530	4,244,305

Allowance for loan losses as a percentage of year-end loans	1.14%	1.53%	1.77%	2.57%	2.79%

As a percentage of average loans:
Net charge-offs	.12	.31	2.22	1.69	7.33
Provision for loan losses	.06	.20	1.50	1.52	5.91

(1) Excludes loans acquired through the 2009 FDIC assisted acquisition of Southern Community Bank that are covered by loss sharing agreements.

The allowance for credit losses, which includes a portion related to unfunded commitments, totaled $71.0 million at December 31, 2015 compared with $73.5 million at December 31, 2014. At December 31, 2015, the allowance for loan losses was $68.4 million, or 1.14% of total loans, compared with $71.6 million, or 1.53% of loans at December 31, 2014. The decrease in the allowance for credit losses is consistent with the overall improving trends in credit quality of the loan portfolio.

In accordance with the accounting guidance for business combinations, there was no allowance for loan losses brought forward on loans acquired from Palmetto or MoneyTree, as credit deterioration was included in the determination of fair value at acquisition date. At December 31, 2015, United recorded no allowance for loan losses on loans acquired from Palmetto or FNB as there was no evidence of credit deterioration beyond that which was incorporated into the determination of fair value at acquisition date. At December 31, 2015, for acquired loans that had no evidence of credit deterioration at the time of acquisition, the remaining unaccreted fair value discount was $7.03 million.

Management believes that the allowance for credit losses at December 31, 2015 reflects the probable incurred losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment; therefore, the adequacy of the allowance for credit losses cannot be determined with precision and may be subject to change in future periods. The amount of any changes could be significant if management’s assessment of loan quality or collateral values changes substantially with respect to one or more loan relationships or portfolios. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for credit losses in future periods if, in their opinion, the results of their review warrant such additions. See the “Critical Accounting Policies” section for additional information on the allowance for credit losses.

Nonperforming Assets

Nonperforming loans totaled $22.7 million at December 31, 2015, compared with $17.9 million at December 31, 2014. At December 31, 2015 and 2014, the ratio of nonperforming loans to total loans was .38%. Nonperforming assets, which include nonperforming loans and foreclosed properties, totaled $27.5 million at December 31, 2015, compared with $19.6 million at December 31, 2014.

United’s policy is to place loans on nonaccrual status when, in the opinion of management, the full principal and interest on a loan is not likely to be collected or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Interest payments received on nonaccrual loans are applied to reduce outstanding principal.

Purchased Credit Impaired (“PCI”) loans accounted for under ASC Topic 310-30 are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. PCI loans were not classified as nonaccrual at December 31, 2015 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

Generally, United does not commit to lend additional funds to customers whose loans are on nonaccrual status, although in certain isolated cases, United executes forbearance agreements whereby United will continue to fund construction loans to completion or other lines of credit as long as the borrower meets the conditions of the forbearance agreement. United may also fund other amounts necessary to protect the Bank’s collateral such as amounts to pay past due property taxes and insurance coverage. The table below summarizes nonperforming assets at year-end for the last five years. For years prior to 2015, assets covered by loss-sharing agreements with the FDIC have been excluded from the table below. These assets were excluded from the review of nonperforming assets, as the loss-sharing agreements with the FDIC and purchase price adjustments to reflect credit losses effectively eliminate the likelihood of recognizing losses on the covered assets. The loss-sharing agreements were terminated and settled in early 2015.

Table 13 - Nonperforming Assets

As of December 31,

(in thousands)

	2015	2014	2013	2012	2011
Nonaccrual loans (NPLs)	$22,653	$17,881	$26,819	$109,894	$127,479
Foreclosed properties	4,883	1,726	4,221	18,264	32,859
Total nonperforming assets (NPAs)	$27,536	$19,607	$31,040	$128,158	$160,338

NPLs as a percentage of total loans	.38%	.38%	.62%	2.63%	3.10%
NPAs as a percentage of loans and foreclosed properties	.46	.42	.72	3.06	3.87
NPAs as a percentage of total assets	.29	.26	.42	1.88	2.30

At December 31, 2015 and 2014 United had $86.6 million and $85.1 million, respectively, in loans with terms that have been modified in a TDR. Included therein were $3.58 million and $3.78 million, respectively, of TDRs that were not performing in accordance with their modified terms and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $83.0 million and $81.3 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At December 31, 2015 and 2014, there were $104 million and $106 million, respectively, of loans classified as impaired under the definition outlined in the Accounting Standards Codification including TDRs which are by definition considered impaired. Included in impaired loans at December 31, 2015 and 2014 were $32.7 million and $25.5 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value. The balance of impaired loans at December 31, 2015 of $71.3 million had specific reserves that totaled $6.80 million and the balance of impaired loans at December 31, 2014 of $81.0 million had specific reserves that totaled $9.88 million. The average recorded investment in impaired loans for 2015, 2014 and 2013 was $107 million, $109 million and $115 million, respectively. During 2015, 2014 and 2013, United recognized $4.96 million, $5.04 million and $6.72 million in interest revenue on impaired loans. United’s policy is to discontinue the recognition of interest revenue for loans classified as impaired under ASC 310-10-35, Receivables, when a loan meets the criteria for nonaccrual status. Impaired loans decreased 2% from 2014 to 2015.

The following table summarizes nonperforming assets by category and market.

Table 14 - Nonperforming Assets by Category

(in thousands)

	December 31, 2015			December 31, 2014
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Owner occupied commercial real estate	$7,036	$2,652	$9,688	$4,133	$355	$4,488
Income producing commercial real estate	2,595	-	2,595	717	-	717
Commercial & industrial	892	-	892	1,571	-	1,571
Commercial construction	328	437	765	83	15	98
Total commercial	10,851	3,089	13,940	6,504	370	6,874
Residential mortgage	8,555	1,242	9,797	8,196	1,183	9,379
Home equity	851	80	931	695	40	735
Residential construction	1,398	472	1,870	2,006	133	2,139
Consumer installment	212	-	212	134	-	134
Indirect auto	786	-	786	346	-	346
Total NPAs	$22,653	$4,883	$27,536	$17,881	$1,726	$19,607
Balance as a % of Unpaid Principal	71.4%	34.2%	59.8%	69.9%	54.1%	68.1%

BY MARKET
North Georgia	$5,167	$1,612	$6,779	$5,669	$711	$6,380
Atlanta MSA	3,023	625	3,648	1,837	372	2,209
North Carolina	5,289	183	5,472	5,221	234	5,455
Coastal Georgia	2,079	-	2,079	799	105	904
Gainesville MSA	307	-	307	1,310	81	1,391
East Tennessee	3,448	157	3,605	1,414	201	1,615
South Carolina	323	2,306	2,629	-	-	-
Specialized Lending	2,231	-	2,231	1,285	22	1,307
Indirect auto	786	-	786	346	-	346
Total NPAs	22,653	4,883	27,536	$17,881	$1,726	$19,607

The following table summarizes activity in nonperforming assets by year.

Table 15 - Activity in Nonperforming Assets

(in thousands)

	2015			2014 (1)			2013 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$17,881	$1,726	$19,607	$26,819	$4,221	$31,040	$109,894	$18,264	$128,158
Acquisitions	-	4,225	4,225	-	-	-	-	-	-
Loans placed on non-accrual	32,187	-	32,187	33,637	-	33,637	43,867	-	43,867
Payments received	(14,478)	-	(14,478)	(14,108)	-	(14,108)	(60,035)	-	(60,035)
Loan charge-offs	(8,036)	-	(8,036)	(19,374)	-	(19,374)	(44,444)	-	(44,444)
Foreclosures	(4,901)	4,925	24	(9,093)	9,093	-	(22,463)	22,463	-
Capitalized costs	-	256	256	-	209	209	-	116	116
Note / property sales	-	(6,887)	(6,887)	-	(12,501)	(12,501)	-	(31,915)	(31,915)
Write downs	-	(243)	(243)	-	(691)	(691)	-	(3,065)	(3,065)
Net gains on sales	-	881	881	-	1,395	1,395	-	(1,642)	(1,642)
Ending Balance	$22,653	$4,883	$27,536	$17,881	$1,726	$19,607	$26,819	$4,221	$31,040

(1)	Excludes nonperforming loans and foreclosed property covered by loss sharing agreements with the FDIC related to the acquisition of SCB.

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

In 2015, 2014 and 2013, United transferred $4.93 million, $9.09 million and $22.5 million, respectively, of loans into foreclosed property. During 2015, 2014 and 2013, proceeds from sales of foreclosed properties were $6.89 million, $12.5 million, and $31.9 million, respectively, which includes $1.54 million, $2.50 million, and $3.49 million, respectively, of sales that were financed by United.

The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms was approximately $1.11 million, $1.71 million and $2.11 million in 2015, 2014 and 2013, respectively. The gross additional interest income that would have been earned in 2015, 2014 and 2013 had performing TDRs performed in accordance with the original terms is immaterial.

Investment Securities

The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowings, including repurchase agreements. Total investment securities at December 31, 2015 increased $458 million from a year ago.

At December 31, 2015 and December 31, 2014, United had securities held-to-maturity with a carrying value of $365 million and $415 million, respectively, and securities available-for-sale totaling $2.29 billion and $1.78 billion, respectively. At December 31, 2015 and 2014, the securities portfolio represented approximately 28% and 29%, respectively, of total assets. At December 31, 2015, the average life of the investment portfolio was longer, with an effective duration of 2.92 years compared with 2.46 years at December 31, 2014.

The following table shows the carrying value of United’s investment securities.

Table 16 - Carrying Value of Investment Securities

As of December 31,

(in thousands)

	December 31, 2015
	Available-for-Sale	Held-to-Maturity	Total Securities

U.S. Treasuries	$168,706	$-	$168,706
U.S. Government agencies	112,340	-	112,340
State and political subdivisions	56,268	62,073	118,341
Mortgage-backed securities	1,113,118	302,623	1,415,741
Corporate bonds	306,026	-	306,026
Asset-backed securities	533,242	-	533,242
Other	1,811	-	1,811
Total securities	$2,291,511	$364,696	$2,656,207

	December 31, 2014
	Available-for-Sale	Held-to-Maturity	Total Securities

U.S. Treasuries	$105,709	$-	$105,709
U.S. Government agencies	36,299	-	36,299
State and political subdivisions	20,233	48,157	68,390
Mortgage-backed securities	996,820	367,110	1,363,930
Corporate bonds	165,628	-	165,628
Asset-backed securities	455,928	-	455,928
Other	2,117	-	2,117
Total securities	$1,782,734	$415,267	$2,198,001

The investment securities portfolio primarily consists of U.S. Treasury securities, U.S. Government agency securities, U.S. Government sponsored agency mortgage-backed securities, non-agency mortgage-backed securities, corporate securities, municipal securities and asset-backed securities. Mortgage-backed securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest. The actual maturities of these securities will differ from the contractual maturities because the loans underlying the security can prepay. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining or prolonged low interest rate environment, United may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. In a rising rate environment, the opposite occurs. Prepayments tend to slow and the weighted average life extends. This is referred to as extension risk, which can lead to lower levels of liquidity due to the delay of cash receipts, and can result in the holding of a below market yielding asset for a longer period of time. United’s asset-backed securities include collateralized loan obligations and securities that are backed by student loans.

Management evaluates its securities portfolio each quarter to determine if any security is other than temporarily impaired. In making this evaluation, management considers its ability and intent to hold securities to recover current market losses. Losses on United’s fixed income securities at December 31, 2015 primarily reflect the effect of changes in interest rates. United did not recognize any other than temporary impairment losses on its investment securities in 2015, 2014 or 2013.

At December 31, 2015, United had 53% of its total investment securities portfolio in mortgage backed securities, compared with 62% at December 31, 2014. United has continued to purchase mortgage-backed securities in order to obtain a favorable yield with low risk. United did not have securities of any issuer in excess of 10% of equity at year-end 2015 or 2014, excluding U.S. Government sponsored entities. Approximately 3% of the securities portfolio is rated below “A” or unrated and 17% of securities, excluding non-government agency securities, are rated “Aaa”. See Note 6 to the consolidated financial statements for further discussion of investment portfolio and related fair value and maturity information.

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

Total customer deposits, excluding brokered deposits, as of December 31, 2015 were $7.53 billion, an increase of $1.63 billion from December 31, 2014. Total core deposits (demand, NOW, money market and savings deposits, excluding public funds deposits) of $5.25 billion increased $1.56 billion, or 42%, due to the Palmetto and MoneyTree acquisitions and the success of core deposit incentive programs.

Total time deposits, excluding brokered deposits, as of December 31, 2015 were $1.28 billion, up $26.1 million from December 31, 2014, primarily due to the acquisitions in 2015. United continued to offer low rates on certificates of deposit, allowing organic balances to decline and shift to lower cost transaction account deposits.

Brokered deposits totaled $347 million as of December 31, 2015, a decrease of $78.1 million from December 31, 2014, and included NOW accounts, money market deposits and certificates of deposit. Brokered certificates of deposit accounted for $242 million and $273 million of the balance at December 31, 2015 and 2014, respectively. United added long-term deposits to diversify the funding base. These are typically swapped to LIBOR minus a spread, which achieves low cost funding within our interest rate risk parameters.

The following table sets forth the scheduled maturities of time deposits of $250,000 and greater and brokered time deposits.

Table 17 - Maturities of Time Deposits of $250,000 and Greater and Brokered Time Deposits
As of December 31,
(in thousands)

	2015	2014(1)
$250,000 and greater:
Three months or less	$46,736	$41,000
Three to six months	23,886	29,882
Six to twelve months	38,143	37,896
Over one year	30,180	26,534
Total	$138,945	$135,312

Brokered time deposits:
Three months or less	$-	$-
Three to six months	-	-
Six to twelve months	-	-
Over one year	241,740	272,834
Total	$241,740	$272,834

(1) Updated from previous presentations to conform to the FDIC’s insurance limit of $250,000.

Borrowing Activities

The Bank is a shareholder in the Federal Home Loan Bank of Atlanta (“FHLB”). Through this affiliation, FHLB secured advances totaled $430 million and $270 million at December 31, 2015 and 2014, respectively. United anticipates continued use of this short and long-term source of funds. FHLB advances outstanding at December 31, 2015 had maturity dates in 2016 and interest rates of .60% or less. United will prepay advances from time to time as funding needs change. Additional information regarding FHLB advances, including scheduled maturities, is provided in Note 12 to the consolidated financial statements.

At December 31, 2015 and 2014, United had $16.6 million and $6 million in repurchase agreements outstanding. At December 31, 2015, the outstanding repurchase agreements were retail repurchase agreements offered to customers as an alternative investment tool to conventional savings deposits. In connection with the agreements, the client buys an interest in a pool of U.S. government, U.S. agency or state and municipal investment securities. Funds are swept daily between the client and the bank. Retail repurchase agreements are not insured deposits.

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

In addition, because United’s holding company is a separate entity and apart from the Bank, it must provide for its own liquidity. United’s holding company is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities. United’s holding company currently has internal capital resources to meet these obligations. While United’s holding company has access to the capital markets, the ultimate source of holding company liquidity is subsidiary service fees and dividends from the Bank, which are limited by applicable law and regulations. In 2015 and 2014, the Bank paid dividends of $77.5 million and $129 million, respectively, to the holding company. Also in 2015, the holding company received $3.50 million in dividends from its captive insurance subsidiary, United Community Risk Management Services, Inc.

Two key objectives of asset/liability management are to provide for adequate liquidity in order to meet the needs of customers and to maintain an optimal balance between interest-sensitive assets and interest-sensitive liabilities to optimize net interest revenue in various interest rate environments. Daily monitoring of the sources and uses of funds is necessary to maintain a position that meets both requirements.

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

Table 18 - Short-Term Borrowings
As of December 31,
(in thousands)

	Period-end balance	Period end weighted- average interest rate	Maximum outstanding at any month- end	Average amounts outstanding during the year	Weighted- average rate for the year
December 31, 2015
Federal funds purchased	$-	-%	$100,000	$41,319	.34%
Repurchase agreements	16,640	0.01	35,000	7,982	.21
	$16,640			$49,301

December 31, 2014
Federal funds purchased	$-	-%	$65,000	$22,795	.32%
Repurchase agreements	6,000	4.00	55,075	28,568	3.81
Other	-	-	40,000	23,178	4.30
	$6,000			$74,541

December 31, 2013
Federal funds purchased	$-	-%	$70,000	$13,327	.33%
Repurchase agreements	53,241	4.00	54,164	53,234	3.81
	$53,241			$66,561

At December 31, 2015, United had sufficient qualifying collateral to increase FHLB advances by $773 million and Federal Reserve discount window capacity of $836 million. United also has the ability to raise substantial funds through brokered deposits. In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.

As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $112 million for the year ended December 31, 2015. Net income of $71.6 million for the year included the deferred income tax expense of $38.3 million, non-cash expenses for provision for credit losses of $3.70 million, non-cash depreciation, amortization and accretion of $22.7 million. Accrued expenses and other liabilities decreased $10.6 million, while other assets and accrued interest receivable increased $8.85 million and mortgage loans held for sale increased $6.71 million. Net cash used in investing activities of $400 million consisted primarily of $839 million of purchases of securities available for sale, and a net increase in loans of $475 million, offset by proceeds from sales of securities available for sale of $354 million, maturities and calls of investment securities available for sale of $284 million, maturities and calls of securities held to maturity of $71.0 million, proceeds from note sales of $190 million, and net cash received from acquisitions of $35.5 million. The $336 million of net cash provided by financing activities consisted primarily of a net increase in deposits of $196 million, a net increase in FHLB advances of $138 million and $83.9 million proceeds from issuance of debt. This increase was partially offset by $48.5 million paid to retire long-term debt, a $18.4 million reduction in short-term borrowings and $14.8 million in common stock dividends. In the opinion of management, United’s liquidity position at December 31, 2015 was sufficient to meet its expected cash flow requirements.

The following table shows United’s contractual obligations and other commitments.

Table 19 - Contractual Obligations and Other Commitments

As of December 31, 2015

(in thousands)

	Maturity By Years
	Total	1 or Less	1 to 3	3 to 5	Over 5
Contractual Cash Obligations
FHLB advances	$430,125	$430,125	$-	$-	$-
Long-term debt	165,620	-	75,000	-	90,620
Operating leases	23,507	3,484	5,953	5,106	8,964
Total contractual cash obligations	$619,252	$433,609	$80,953	$5,106	$99,584

Other Commitments
Lines of credit	$1,351,446	$400,693	$290,511	$198,180	$462,062
Commercial letters of credit	23,373	20,846	2,527	-	-
Uncertain tax positions	3,981	489	720	2,548	224
Total other commitments	$1,378,800	$422,028	$293,758	$200,728	$462,286

The following table presents the contractual maturity of investment securities by maturity date and average yields based on amortized cost (for all obligations on a fully taxable basis). The composition and maturity / repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 20 - Maturity of Available-for-Sale and Held-to-Maturity Investment Securities

As of December 31, 2015

(in thousands)

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
Available-for-Sale
U.S. Treasuries	$-	$94,194	$74,512	$-	$168,706
U.S. Government agencies	-	19,897	92,443	-	112,340
State and political subdivisions	4,059	10,852	32,305	9,052	56,268
Corporate bonds	-	197,798	77,329	30,899	306,026
Asset-backed securities	369,551	47,766	54,331	61,594	533,242
Other securities (1)	290,897	651,392	87,211	85,429	1,114,929
Total securities available-for-sale	$664,507	$1,021,899	$418,131	$186,974	$2,291,511

Weighted average yield (2)	2.17%	2.24%	2.45%	2.57%	2.28%

Held-to-Maturity
State and political subdivisions	$3,506	$15,500	$21,235	$21,832	$62,073
Other securities (1)	101,087	161,960	28,979	10,597	302,623
Total securities held-to-maturity	$104,593	$177,460	$50,214	$32,429	$364,696

Weighted average yield (2)	2.15%	2.97%	3.32%	3.65%	2.84%

Combined Portfolio
U.S. Treasuries	$-	$94,194	$74,512	$-	$168,706
U.S. Government agencies	-	19,897	92,443	-	112,340
State and political subdivisions	7,565	26,352	53,540	30,884	118,341
Corporate bonds	-	197,798	77,329	30,899	306,026
Asset-backed securities	369,551	47,766	54,331	61,594	533,242
Other securities (1)	391,984	813,352	116,190	96,026	1,417,552
Total securities available for sale	$769,100	$1,199,359	$468,345	$219,403	$2,656,207

Weighted average yield (2)	2.17%	2.34%	2.54%	2.73%	2.36%

(1)	Includes mortgage-backed securities
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

At December 31, 2015 and 2014, United had $400 million and $375 million, respectively, in offsetting repurchase agreements / reverse repurchase agreements that were netted in the consolidated balance sheet. United enters into these collateral swap arrangements from time to time as a source of additional revenue.

Capital Resources and Dividends

Shareholders’ equity at December 31, 2015 was $1.02 billion, an increase of $279 million from December 31, 2014 primarily due to issuance of stock for the acquisitions of Palmetto and MoneyTree and year-to-date earnings partially offset by dividends declared and an increase in accumulated other comprehensive loss. Accumulated other comprehensive loss, which includes unrealized gains and losses on securities available-for-sale, the unrealized gains and losses on derivatives qualifying as cash flow hedges, and unamortized prior service cost and actuarial gains and losses on United’s modified retirement plan, is excluded in the calculation of regulatory capital ratios.

United accrued $67,000 and $439,000, respectively, in dividends on outstanding preferred stock for the years ended December 31, 2015 and 2014.

Effective January 1, 2015, the Board of Governors of the Federal Reserve System and the FDIC implemented the Basel III Capital Rules establishing a new comprehensive capital framework applicable to all depository institutions, bank holding companies with total consolidated assets of $500 million of more and all savings and loan holding companies except for those that are substantially engaged in insurance underwriting or commercial activities. Under the Basel III Capital Rules, minimum requirements increased for both the quantity and quality of capital held by United. The Basel III Capital Rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5% and, for prompt corrective action purposes, a “well capitalized” ratio of 6.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6%, require a minimum ratio of Total Capital to risk-weighted assets of 8%, and require a minimum Tier 1 leverage ratio of 4%. A new capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This capital conservation buffer will be phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increase each subsequent year by an additional 0.625% until reaching its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the Basel III Capital Rules. The Basel III Capital Rules also revise the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets.

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

Tier 1 capital consists of shareholders’ equity, excluding accumulated other comprehensive income, intangible assets (goodwill and deposit-based intangibles), and disallowed deferred tax assets, plus qualifying capital securities. Tier 2 capital components include supplemental capital such as the qualifying portion of the allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus Tier 2 capital is referred to as Total risk-based capital.

United has outstanding junior subordinated debentures related to trust preferred securities totaling $5.62 million at December 31, 2015. The related trust preferred securities of $5.45 million (excluding common securities) qualify as Tier 1 capital under risk-based capital guidelines provided that total trust preferred securities do not exceed certain quantitative limits. At December 31, 2015, all of United’s trust preferred securities qualified as Tier 1 capital. Further information on United’s trust preferred securities is provided in Note 13 to the consolidated financial statements.

The following table shows United’s capital ratios, as calculated under regulatory guidelines in effect at the time, at December 31, 2015 and 2014:

Table 21 - Capital Ratios
(dollars in thousands)

	Regulatory		United
	Guidelines		Community	United
		Well	Banks, Inc.	Community
	Minimum	Capitalized	(consolidated)	Bank

December 31, 2015 (Basel III)
Risk-based ratios:
Common equity tier 1 capital	4.5%	6.5%	11.45%	13.01%
Tier 1 capital	6.0	8.0	11.45	13.01
Total capital	8.0	10.0	12.50	14.06
Tier 1 leverage ratio	4.0	5.0	8.34	9.47

Common equity tier 1 capital			$773,677	$877,169
Tier 1 capital			773,677	877,169
Total capital			844,667	948,159

Risk-weighted assets			6,755,011	6,743,560
Average total assets			9,282,243	9,264,133

December 31, 2014 (Basel I)
Risk-based ratios:
Tier 1 capital	4.0%	6.0%	12.05%	12.84%
Total capital	8.0	10.0	13.30	14.09
Tier 1 leverage ratio	3.0	5.0	8.69	9.25

Tier 1 capital			$642,663	$683,332
Total capital			709,408	749,927

Risk-weighted assets			5,332,822	5,320,615
Average total assets			7,396,450	7,385,048

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

Interest Rate Sensitivity Management

The absolute level and volatility of interest rates can have a significant effect on United’s profitability. The objective of interest rate risk management is to identify and manage the sensitivity of net interest revenue to changing interest rates, consistent with United’s overall financial goals. Based on economic conditions, asset quality and various other considerations, management establishes tolerance ranges for interest rate sensitivity and manages within these ranges.

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

United’s policy is based on the 12-month impact on net interest revenue of interest rate shocks and ramps that increase from 100 to 400 basis points or decrease 100 basis points from the base scenario. In the shock scenarios, rates immediately change the full amount at the scenario onset. In the ramp scenarios, rates change by 25 basis points per month. United’s policy limits the projected change in net interest revenue over the first 12 months to a 5% decrease for each 100 basis point change in the increasing and decreasing rate ramp and shock scenarios. Historically low rates on December 31, 2015 and 2014 made use of the down scenarios problematic. The following table presents United’s interest sensitivity position at December 31, 2015 and 2014.

Table 22 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at December 31,
	2015		2014
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	(0.06)%	0.28%	1.7%	2.0%

Interest rate sensitivity is a function of the repricing characteristics of the portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-earning assets and interest-bearing liabilities are subject to change in interest rates either at replacement, repricing or maturity. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates within an acceptable timeframe, thereby minimizing the potentially adverse effect of interest rate changes on net interest revenue.

United has some discretion in the extent and timing of deposit repricing depending upon the competitive pressures in the markets in which it operates. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. The interest rate spread between an asset and its supporting liability can vary significantly even when the timing of repricing for both the asset and the liability remains the same, due to the two instruments repricing according to different indices. This is commonly referred to as basis risk.

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

From time to time, United will terminate hedging positions when conditions change and the position is no longer necessary to manage United’s overall sensitivity to changes in interest rates. In those situations where the terminated contract was in an effective cash flow hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the contract, the resulting gain or loss is amortized over the remaining life of the original contract as long as the forecasted hedged cash flows are expected to remain probable. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization. At December 31, 2015, United had $3.62 million in losses from terminated derivative positions included in other comprehensive income that will be amortized into earnings over their remaining original contract terms. United expects that $1.89 million will be reclassified as an increase to deposit and wholesale borrowings interest expense over the next twelve months related to these terminated cash flow hedges.

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

The consolidated financial statements of the registrant and report of independent registered public accounting firm are included herein on the pages that follow.

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

Management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, management concluded that as of December 31, 2015, United Community Banks, Inc.’s internal control over financial reporting is effective based on those criteria.

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

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of comprehensive income (loss), of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of United Community Banks, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 26, 2016

PricewaterhouseCoopers LLP, 1075 Peachtree St, Suite 2600, Atlanta, GA 30309
T: (678) 419 1000, F: (678) 419 1239, www.pwc.com/us

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statement of Income

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except per share data)

	2015	2014	2013

Interest revenue:
Loans, including fees	$223,256	$196,279	$200,893
Investment securities:
Taxable	51,143	47,755	40,331
Tax exempt	705	738	827
Deposits in banks and short-term investments	3,428	3,660	3,789
Total interest revenue	278,532	248,432	245,840
Interest expense:
Deposits:
NOW	1,505	1,651	1,759
Money market	3,466	3,060	2,210
Savings	98	81	133
Time	3,756	7,133	10,464
Total deposit interest expense	8,825	11,925	14,566
Short-term borrowings	364	2,160	2,071
Federal Home Loan Bank advances	1,743	912	68
Long-term debt	10,177	10,554	10,977
Total interest expense	21,109	25,551	27,682
Net interest revenue	257,423	222,881	218,158
Provision for credit losses	3,700	8,500	65,500
Net interest revenue after provision for credit losses	253,723	214,381	152,658
Fee revenue:
Service charges and fees	36,825	33,073	31,997
Mortgage loan and other related fees	13,592	7,520	9,925
Brokerage fees	5,041	4,807	4,465
Gains from sales of government guaranteed loans	6,276	2,615	-
Securities gains, net	2,255	4,871	186
Losses on prepayment of borrowings	(1,294)	(4,446)	-
Other	9,834	7,114	10,025
Total fee revenue	72,529	55,554	56,598
Total revenue	326,252	269,935	209,256

Operating expenses:
Salaries and employee benefits	116,688	100,941	96,233
Occupancy	15,372	13,513	13,930
Communications and equipment	15,273	12,523	13,233
FDIC assessments and other regulatory charges	5,106	4,792	9,219
Professional fees	10,175	7,907	9,617
Postage, printing and supplies	4,273	3,542	3,283
Advertising and public relations	3,667	3,461	3,718
Amortization of intangibles	2,444	1,348	2,031
Foreclosed property	32	634	7,869
Merger-related and other charges	17,995	-	-
Other	20,213	14,204	15,171
Total operating expenses	211,238	162,865	174,304
Income before income taxes	115,014	107,070	34,952
Income tax expense (benefit)	43,436	39,450	(238,188)
Net income	71,578	67,620	273,140
Preferred stock dividends	67	439	12,078
Net income available to common shareholders	$71,511	$67,181	$261,062

Income per common share:
Basic	$1.09	$1.11	$4.44
Diluted	1.09	1.11	4.44
Weighted average common shares outstanding:
Basic	65,488	60,588	58,787
Diluted	65,492	60,590	58,845

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statement of Comprehensive Income (Loss)

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except per share data)

	2015			2014			2013
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$115,014	$(43,436)	$71,578	$107,070	$(39,450)	$67,620	$34,952	$238,188	$273,140
Other comprehensive income (loss):
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during period	(10,779)	4,004	(6,775)	12,550	(4,676)	7,874	(22,421)	8,475	(13,946)
Reclassification of securities from available-for-sale to held-to-maturity	-	-	-	-	-	-	8,306	(3,119)	5,187
Reclassification adjustment for gains included in net income	(2,255)	862	(1,393)	(4,871)	1,902	(2,969)	(186)	72	(114)
Adjustment of valuation allowance for the change in deferred taxes arising from unrealized gains and losses on available-for-sale securities and release of valuation allowance	-	-	-	-	-	-	-	(2,963)	(2,963)
Net unrealized (losses) gains	(13,034)	4,866	(8,168)	7,679	(2,774)	4,905	(14,301)	2,465	(11,836)
Amortization of losses (gains) included in net income on available-for-sale securities transferred to held to maturity	1,702	(638)	1,064	1,656	(622)	1,034	(731)	282	(449)
Reclassification of securities from available-for-sale to held-to-maturity	-	-	-	-	-	-	(8,306)	3,119	(5,187)
Adjustment of valuation allowance for the change in deferred taxes arising from the amortization of gains included in net income on available-for-sale securities transferred to held-to-maturity and release of valuation allowance	-	-	-	-	-	-	-	1,293	1,293
Net unrealized gains (losses)	1,702	(638)	1,064	1,656	(622)	1,034	(9,037)	4,694	(4,343)
Amounts reclassified into net income on cash flow hedges	1,936	(753)	1,183	2,010	(782)	1,228	(904)	352	(552)
Unrealized (losses) gains on derivative financial instruments accounted for as cash flow hedges	(471)	183	(288)	(8,437)	3,282	(5,155)	10,084	(3,923)	6,161
Adjustment of valuation allowance for the change in deferred taxes arising from unrealized gains and losses and amortization of gains included in net income on cash flow hedges and release of valuation allowance	-	-	-	-	-	-	-	13,698	13,698
Net cash flow hedge activity	1,465	(570)	895	(6,427)	2,500	(3,927)	9,180	10,127	19,307
Amendments to defined benefit pension plan	(1,353)	526	(827)	-	-	-	-	-	-
Net actuarial gain (loss) on defined benefit pension plan	(125)	49	(76)	(1,933)	752	(1,181)	561	(218)	343
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	736	(286)	450	365	(142)	223	532	(207)	325
Net defined benefit pension plan activity	(742)	289	(453)	(1,568)	610	(958)	1,093	(425)	668

Total other comprehensive income (loss)	(10,609)	3,947	(6,662)	1,340	(286)	1,054	(13,065)	16,861	3,796

Comprehensive income (loss)	$104,405	$(39,489)	$64,916	$108,410	$(39,736)	$68,674	$21,887	$255,049	$276,936

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

As of December 31, 2015 and 2014

(in thousands, except share data)

	2015	2014
Assets

Cash and due from banks	$86,912	$77,180
Interest-bearing deposits in banks	153,451	89,074
Short-term investments	-	26,401
Cash and cash equivalents	240,363	192,655

Securities available-for-sale	2,291,511	1,782,734
Securities held-to-maturity (fair value $371,658 and $425,233)	364,696	415,267
Mortgage loans held for sale	24,231	13,737
Loans, net of unearned income	5,995,441	4,672,119
Less allowance for loan losses	(68,448)	(71,619)
Loans, net	5,926,993	4,600,500
Premises and equipment, net	178,165	159,390
Bank owned life insurance	105,493	81,294
Accrued interest receivable	25,786	20,103
Net deferred tax asset	197,613	215,503
Derivative financial instruments	20,082	20,599
Goodwill and other intangible assets	147,420	3,641
Other assets	103,755	61,563

Total assets	$9,626,108	$7,566,986

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand	$2,204,755	$1,574,317
NOW	1,975,884	1,504,887
Money market	1,599,637	1,273,283
Savings	471,129	292,308
Time	1,282,803	1,256,706
Brokered	346,881	425,011
Total deposits	7,881,089	6,326,512

Repurchase agreements	16,640	6,000
Federal Home Loan Bank advances	430,125	270,125
Long-term debt	165,620	129,865
Derivative financial instruments	28,825	31,997
Unsettled securities purchases	-	5,425
Accrued expenses and other liabilities	85,524	57,485

Total liabilities	8,607,823	6,827,409

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized; Series H, $1,000 stated value; 9,992 and 0 shares issued and outstanding	9,992	-
Common stock, $1 par value; 100,000,000 shares authorized; 66,198,477 and 50,178,605 shares issued and outstanding	66,198	50,178
Common stock, non-voting, $1 par value; 26,000,000 shares authorized; 5,285,516 and 10,080,787 shares issued and outstanding	5,286	10,081
Common stock issuable; 458,953 and 357,983 shares	6,779	5,168
Capital surplus	1,286,361	1,080,508
Accumulated deficit	(330,879)	(387,568)
Accumulated other comprehensive loss	(25,452)	(18,790)

Total shareholders’ equity	1,018,285	739,577

Total liabilities and shareholders’ equity	$9,626,108	$7,566,986

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands except share data)

									Retained	Accumulated
						Non-Voting	Common		Earnings	Other
	Preferred Stock				Common	Common	Stock	Capital	(Accumulated	Comprehensive
	Series A	Series B	Series D	Series H	Stock	Stock	Issuable	Surplus	Deficit)	(Loss) Income	Total
Balance, December 31, 2012	$217	$178,557	$16,613	$-	$42,424	$15,317	$3,119	$1,057,951	$(709,153)	$(23,640)	$581,405
Net income									273,140		273,140
Other comprehensive income										3,796	3,796
Redemption of Series A preferred stock (21,700 shares)	(217)										(217)
Redemption of Series B preferred stock (75,000 shares)		(75,000)									(75,000)
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (62,978 common shares)					63			733			796
Conversion of non-voting common stock to voting common stock (2,128,588 shares)					2,129	(2,129)					-
Warrant exercise (1,551,126 shares)					1,551			17,838			19,389
Amortization of stock options and restricted stock								3,045			3,045
Vesting of restricted stock awards, net of shares surrendered to cover payroll taxes (55,328 common shares issued, 115,664 common shares deferred)					55		1,693	(1,929)			(181)
Deferred compensation plan, net							177				177
Shares issued from deferred compensation plan (21,455 common shares)					21		(1,059)	1,038			-
Preferred stock dividends:
Series A									(12)		(12)
Series B, including accretion		1,443							(10,401)		(8,958)
Series D									(1,665)		(1,665)
Balance, December 31, 2013	-	105,000	16,613	-	46,243	13,188	3,930	1,078,676	(448,091)	(19,844)	795,715
Net income									67,620		67,620
Other comprehensive income										1,054	1,054
Redemption of Series B preferred stock (105,000 shares)		(105,000)									(105,000)
Redemption of Series D preferred stock (16,613 shares)			(16,613)								(16,613)
Common stock issued at market(640,000 shares)					640			11,566			12,206
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (28,070 common shares)					28			441			469
Conversion of non-voting common stock to voting common stock (3,107,419 shares)					3,107	(3,107)					-
Warrant repurchase at fair value								(12,000)			(12,000)
Amortization of stock options and restricted stock								4,304			4,304
Vesting of restricted stock awards, net of shares surrendered to cover payroll taxes (146,548 common shares issued, 115,609 common shares deferred)					147		1,274	(2,736)			(1,315)
Deferred compensation plan, net, including dividend equivalents							234				234
Shares issued from deferred compensation plan (13,223 common shares)					13		(270)	257			-
Common stock dividends ($.11 per share)									(6,658)		(6,658)
Preferred stock dividends:
Series B									(159)		(159)
Series D									(280)		(280)
Balance, December 31, 2014	-	-	-	-	50,178	10,081	5,168	1,080,508	(387,568)	(18,790)	739,577
Net income									71,578		71,578
Other comprehensive income										(6,662)	(6,662)
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (17,129 common shares)					17			286			303
Conversion of non-voting common stock to voting common stock (4,795,271 shares)					4,795	(4,795)					-
Common and preferred stock issued for acquisitions (11,058,515 common shares and 9,992 preferred shares)				9,992	11,059			203,092			224,143
Amortization of stock options and restricted stock								4,403			4,403
Vesting of restricted stock awards, net of shares surrendered to cover payroll taxes (120,692 common shares issued, 110,935 common shares deferred)					121		1,509	(3,113)			(1,483)
Deferred compensation plan, net, including dividend equivalents							372	-			372
Shares issued from deferred compensation plan (28,265 shares)					28		(270)	242			-
Common stock dividends ($.22 per share)									(14,822)		(14,822)
Tax on option exercise and restricted stock vesting								943			943
Preferred stock dividends, Series H									(67)		(67)
Balance, December 31, 2015	$-	$-	$-	$9,992	$66,198	$5,286	$6,779	$1,286,361	$(330,879)	$(25,452)	$1,018,285

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands)

	2015	2014	2013
Operating activities:
Net income	$71,578	$67,620	$273,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	22,652	19,952	26,388
Provision for credit losses	3,700	8,500	65,500
Fixed asset impairment charge	5,969	-	-
Stock based compensation	4,403	4,304	3,045
Deferred income tax expense (benefit)	38,296	38,226	(241,655)
Securities gains, net	(2,255)	(4,871)	(186)
Losses on prepayment of borrowings	1,294	4,446	-
Gains from sales of government guaranteed loans	(6,276)	(2,615)	-
Net gains on sales of other assets	(663)	-	-
Net gains on sales and write downs of other real estate owned	(638)	(704)	4,706
Change in assets and liabilities:
Increase in other assets and accrued interest receivable	(8,848)	(16,776)	(293)
(Decrease) increase in accrued expenses and other liabilities	(10,563)	(15,385)	42,505
(Increase) decrease in mortgage loans held for sale	(6,705)	(3,418)	18,502
Net cash provided by operating activities	111,944	99,279	191,652

Investing activities:
Investment securities held-to-maturity:
Proceeds from maturities and calls	70,962	64,791	63,985
Purchases	(20,000)	(173)	(8,481)
Investment securities available-for-sale:
Proceeds from sales	353,860	419,201	39,731
Proceeds from maturities and calls	284,435	224,302	477,060
Purchases	(839,345)	(603,384)	(818,256)
Net increase in loans	(475,132)	(323,837)	(358,858)
Proceeds from loan sales	190,111	4,561	91,913
Net cash received (paid) for acquisitions	35,497	(31,261)	-
Funds (paid to) collected from FDIC under loss sharing agreements	(1,198)	2,662	5,882
Purchases of premises and equipment	(10,532)	(5,054)	(8,143)
Proceeds from sales of premises and equipment	5,546	3,137	3,946
Proceeds from sale of other real estate owned	5,352	10,175	28,430
Net cash used in investing activities	(400,444)	(234,880)	(482,791)

Financing activities:
Net increase in deposits	195,881	125,007	249,365
Net increase (decrease) in short-term borrowings	(18,437)	(51,687)	667
Proceeds from Federal Home Loan Bank advances	2,075,000	1,230,000	770,000
Repayment of Federal Home Loan Bank advances	(1,937,070)	(1,080,000)	(690,000)
Repayment of long-term debt	(48,521)	-	(35,000)
Proceeds from issuance of long-term debt	83,924	-	40,000
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	303	469	796
Proceeds from issuance of common stock, net of offering costs	-	12,206	-
Proceeds from warrant exercise	-	-	19,389
Repurchase of outstanding warrant at fair value	-	(12,000)	-
Retirement of preferred stock	-	(121,613)	(75,217)
Cash dividends on common stock	(14,822)	(1,810)	-
Cash dividends on preferred stock	(50)	(1,214)	(11,112)
Net cash provided by financing activities	336,208	99,358	268,888

Net change in cash and cash equivalents	47,708	(36,243)	(22,251)

Cash and cash equivalents at beginning of year	192,655	228,898	251,149

Cash and cash equivalents at end of year	$240,363	$192,655	$228,898

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21,604	$25,669	$26,139
Income taxes paid	4,203	3,046	2,362

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

Organization and Basis of Presentation

At December 31, 2015, United was a bank holding company subject to the regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) whose principal business was conducted by its wholly-owned commercial bank subsidiary, United Community Bank (the “Bank”). United is subject to regulation under the Bank Holding Company Act of 1956. The consolidated financial statements include the accounts of United, the Bank and other wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Bank is a Georgia state chartered commercial bank that serves markets throughout north Georgia, coastal Georgia, the Atlanta-Sandy Springs-Roswell, Georgia and Gainesville, Georgia metropolitan statistical areas, western North Carolina, upstate South Carolina and east Tennessee and provides a full range of banking services. The Bank is insured and subject to the regulation of the Federal Deposit Insurance Corporation (“FDIC”) and is also subject to the regulation of the Georgia Department of Banking and Finance.

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

Additionally United assessed other operating units to determine if they should be classified and reported as segments. They include Mortgage, Advisory Services and Specialized Lending. Each was assessed for separate reporting on both a qualitative and a quantitative basis in accordance with Financial Accounting Standards Boards (“FASB”) Accounting Standards Codification Topic 280 Segment Reporting (“ASC 280”). Qualitatively, these business units are currently operating in the same geographic footprint as the community banks and face many of the same customers as the community banks. While the chief operating decision maker does have some separate financial information for these entities, they are currently viewed more as a product line extension of the community banks. However, management will continue to evaluate these business units for separate reporting as facts and circumstances change. On a quantitative basis, ASC 280 provides a threshold of 10% of Revenue, Net Income or Assets where a breach of any of these thresholds would trigger segment reporting. Under this requirement none of the entities reached the threshold.

Based on this analysis, United concluded that it has one operating and reportable segment.

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

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of aggregate cost or fair value. The amount by which cost exceeds fair value is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net income for the period in which the change occurs. No valuation allowances were required at December 31, 2015 or 2014 since those loans have fair values that exceeded the recorded cost basis.

Loans

With the exception of purchased loans that are recorded at fair value on the date of acquisition, loans are stated at principal amount outstanding, net of any unearned revenue and net of any deferred loan fees and costs. Interest on loans is primarily calculated by using the simple interest method on daily balances of the principal amount outstanding.

Purchased Loans With Evidence of Credit Deterioration: United from time to time purchases loans, primarily through business combination transactions. Some of those purchased loans show evidence of credit deterioration since origination and are accounted for pursuant to ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. These purchased credit impaired (“PCI”) loans are recorded at their estimated fair value at date of purchase. After acquisition, further losses evidenced by decreases in expected cash flows are recognized by an increase in the allowance for loan losses.

PCI loans are aggregated into pools of loans based on common risk characteristics such as the type of loan, payment status, or collateral type. United estimates the amount and timing of expected cash flows for each purchased loan pool and the expected cash flows in excess of the amount paid are recorded as interest income over the remaining life of the pool (accretable yield). The excess of the pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest revenue.

Nonaccrual Loans: The accrual of interest is discontinued when a loan becomes 90 days past due and is not well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. Past due status is based on contractual terms of the loan. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged against interest revenue on loans. Interest payments are applied to reduce the principal balance on nonaccrual loans. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance and future payments are reasonably assured. Nonaccrual loans include smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Contractually delinquent PCI loans are not classified as nonaccrual as long as the related discount continues to be accreted.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued

Loans, continued

Impaired Loans: With the exception of PCI loans, a loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due, according to the contractual terms of the loan, will not be collected. Individually impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Interest revenue on impaired loans is discontinued when the loans meet the criteria for nonaccrual status. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not considered impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

PCI loans are considered to be impaired when it is probable that United will be unable to collect all the cash flows expected at acquisition, plus additional cash flows expected to be collected arising from changes in estimates after acquisition. Loans that are accounted for in pools are evaluated collectively for impairment on a pool by pool basis based on expected pool cash flows. Discounts continue to be accreted as long as there are expected future cash flows in excess of the current carrying amount of the specifically-reviewed loan or pool.

Concentration of Credit Risk: Most of United’s business activity is with customers located within the markets where it has banking operations. Therefore, United’s exposure to credit risk is significantly affected by changes in the economy within its markets. More than 77% of United’s loan portfolio is secured by real estate and is therefore susceptible to changes in real estate valuations.

Allowance for Credit Losses

The allowance for credit losses includes the allowance for loan losses and the allowance for unfunded commitments included in other liabilities. Increases to the allowance for loan losses and allowance for unfunded commitments are established through a provision for credit losses charged to income. Loans are charged against the allowance for loan losses when available information confirms that the collectability of the principal is unlikely. The allowance for loan losses represents an amount, which, in management’s judgment, is adequate to absorb probable losses on existing loans as of the date of the balance sheet. The allowance for unfunded commitments represents expected losses on unfunded commitments and is reported in the consolidated balance sheet in other liabilities.

The allowance for loan losses is composed of general reserves, specific reserves, and PCI reserves. General reserves are determined by applying loss percentages to the individual loan categories that are based on actual historical loss experience. United uses an eight-quarter weighted average annualized historical loss rate for each major loan category multiplied by the estimated loss emergence period for each loan type. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are considered in this evaluation. The need for specific reserves is evaluated on nonaccrual loan relationships greater than $500,000, accruing relationships rated substandard that are greater than $2 million and all troubled debt restructurings (“TDRs”). The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of United’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Loans for which specific reserves are provided are excluded from the calculation of general reserves.

For PCI loans, a valuation allowance is established when it is probable that the Company will be unable to collect all the cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimate after acquisition.

The allocation of the allowance for loan losses is based on historical data, subjective judgment and estimates and, therefore, is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued

Allowance for Credit Losses, continued For purposes of determining general reserves, United segments the loan portfolio into broad categories with similar risk elements. Those categories and their specific risks are described below.

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

Management believes the allowance for loan losses is appropriate at December 31, 2015. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review United’s allowance for loan losses.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the related assets. Costs incurred for maintenance and repairs are expensed as incurred. The range of estimated useful lives for buildings and improvements is 10 to 40 years, for land improvements, 10 years, and for furniture and equipment, 3 to 10 years. United periodically reviews the carrying value of premises and equipment for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued

Goodwill and Other Intangible Assets

Goodwill is an asset representing the future economic benefits from other assets acquired that are not individually identified and separately recognized. Goodwill is measured as the excess of the consideration transferred, net of the fair value of identifiable assets acquired and liabilities assumed at the acquisition date. Goodwill is not amortized, but instead is tested for impairment annually or more frequently if events or circumstances exist that indicate a goodwill impairment test should be performed.

Other intangible assets, which are initially recorded at fair value, consist of core deposit intangible assets resulting from United’s acquisitions. Core deposit intangible assets are amortized on a sum-of-the-years-digits basis over their estimated useful lives. United evaluates its other intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable

Transfers of Financial Assets

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

Servicing Rights

United records a separate servicing asset for Small Business Administration (“SBA”) loans, United States Department of Agriculture (“USDA”) loans, and residential mortgage loans when the loan is sold but servicing is retained. This asset represents the right to service the loans and receive a fee in compensation. Servicing assets are initially recorded at their fair value as a component of the sale proceeds. The fair value of the servicing assets is based on an analysis of discounted cash flows that incorporates estimates of (1) market servicing costs, (2) market-based prepayment rates, and (3) market profit margins. Servicing assets are included in other assets.

United has elected to subsequently measure the servicing assets for government guaranteed loans at fair value. There is no aggregation of the loans into pools for the valuation of the servicing asset, but rather the servicing asset value is measured at a loan level.

Residential mortgage servicing rights are subsequently measured using the amortization method which requires the servicing rights to be amortized to expense over the estimated life of the servicing right. These servicing rights are carried at the lower of amortized cost or estimated fair value. Impairment valuations are based on projections using a discounted cash flow method that includes assumptions regarding prepayments, interest rates, servicing costs and other factors. Impairment is measured on a disaggregated basis for each stratum of the servicing rights, which is segregated based on predominant risk characteristics including interest rate and loan type. Subsequent increases in value are recognized to the extent of previously recorded impairment for each stratum.

The rate of prepayment of loans serviced is the most significant estimate involved in the measurement process. Estimates of prepayment rates are based on market expectations of future prepayment rates, industry trends, and other considerations. Actual prepayment rates will differ from those projected by management due to changes in a variety of economic factors, including prevailing interest rates and the availability of alternative financing sources to borrowers. If actual prepayments of the loans being serviced were to occur more quickly than projected, the carrying value of servicing assets might have to be written down through a charge to earnings in the current period. If actual prepayments of the loans being serviced were to occur more slowly than had been projected, the carrying value of servicing assets could increase, and servicing income would exceed previously projected amounts.

Bank Owned Life Insurance

United has purchased life insurance policies on certain key executives and members of management. United has also received life insurance policies on members of acquired bank management teams through acquisitions of other banks. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other changes or other amounts due that are probable at settlement.

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

Derivative Instruments and Hedging Activities

United’s interest rate risk management strategy incorporates the use of derivative instruments to minimize fluctuations in net income that are caused by interest rate volatility. United’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that net interest revenue is not, on a material basis, adversely affected by movements in interest rates. United views this strategy as a prudent management of interest rate risk, such that net income is not exposed to undue risk presented by changes in interest rates.

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

By using derivative instruments, United is exposed to credit and market risk. If the counterparty fails to perform, credit risk is represented by the fair value gain in a derivative. When the fair value of a derivative contract is positive, this situation generally indicates that the counterparty is obligated to pay United, and, therefore, creates a repayment risk for United. When the fair value of a derivative contract is negative, United is obligated to pay the counterparty and, therefore, has no repayment risk. United minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by United. United also requires the counterparties to pledge securities as collateral to cover the net exposure.

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

Acquisition Activities

United accounts for business combinations under the acquisition method of accounting. Assets acquired and liabilities assumed are measured and recorded at fair value at the date of acquisition, including identifiable intangible assets. If the fair value of net assets purchased exceeds the fair value of consideration paid, a bargain purchase gain is recognized at the date of acquisition. Conversely, if the consideration paid exceeds the fair value of the net assets acquired, goodwill is recognized at the acquisition date. Fair values are subject to refinement for a period not to exceed one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

The determination of the fair value of loans acquired takes into account credit quality deterioration and probability of loss; therefore, the related allowance for loan losses is not carried forward.

All identifiable intangible assets that are acquired in a business combination are recognized at fair value on the acquisition date. Identifiable intangible assets are recognized separately if they arise from contractual or other legal rights or if they are separable (i.e., capable of being sold, transferred, licensed, rented, or exchanged separately from the entity). Deposit liabilities and the related depositor relationship intangible assets may be exchanged in observable exchange transactions. As a result, the depositor relationship intangible asset is considered identifiable, because the separability criterion has been met.

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

Dividend Restrictions

Banking regulations require maintaining certain capital levels and may limit dividends paid by the Bank to United or by United to shareholders. Specifically, dividends paid by the Bank to United require pre-approval of the Georgia Department of Banking and Finance and the FDIC while the Bank has an accumulated deficit (negative retained earnings).

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

Reclassifications

Certain 2014 and 2013 amounts have been reclassified to conform to the 2015 presentation.

(2)	Accounting Standards Updates

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, effective for fiscal years beginning after December 15, 2015 and interim periods within those years with early adoption permitted. The new standard is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures. The amendments in the ASU affect the consolidation evaluation for reporting organizations. In addition, the amendments in this ASU simplify and improve current GAAP by reducing the number of consolidation models. The adoption of ASU 2015-02 is not expected to have a material effect on United’s consolidated financial statements.

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

In June 2015, the FASB issued ASU 2015-10: Technical Corrections and Improvements. The amendments in this Update cover a wide range of topics in the Codification including guidance clarification and reference corrections, simplification and minor improvements. Transition guidance varies based on the amendments. The amendments that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon issuance. United retrospectively applied the provisions of ASU 2015-10 during the second quarter of 2015, with no material impact on United’s financial position or results of operations. The adoption of ASU 2015-10 did affect certain disclosures related to nonrecurring fair value measurements as presented in Note 23.

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

In January 2016, the FASB issued ASU 2016-1, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. The guidance in this update requires that equity investments (except those accounting for under the equity method of accounting) be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The guidance also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. In addition, the guidance addresses various disclosure and presentation issues related to financial instruments. For public entities, this update is effective for fiscal years beginning after December 15, 2017 with early application permitted. The adoption of this update is not expected to have a material impact on United’s consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Mergers and Acquisitions

Acquisition of Palmetto Bancshares, Inc.

On September 1, 2015, United completed the acquisition of Palmetto Bancshares, Inc. (“Palmetto”) and its wholly-owned bank subsidiary The Palmetto Bank. Palmetto operated 25 branches in South Carolina. In connection with the acquisition, United acquired $1.15 billion of assets and assumed $1.02 billion of liabilities. Total consideration transferred was $244 million of common equity and cash. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $114 million, representing the intangible value of Palmetto’s business and reputation within the market it serves. None of the goodwill recognized is expected to be deductible for income tax purposes. United will amortize the related core deposit intangible of $12.9 million using the sum-of-the-years-digits method over 12 years, which represents the expected useful life of the asset.

The fair value of the 8.7 million common shares issued as part of the consideration paid for Palmetto was determined on the basis of the closing market price of United’s common shares on the acquisition date. United’s operating results for the year ended December 31, 2015 include the operating results of the acquired assets and assumed liabilities for the period subsequent to the acquisition date of September 1, 2015.

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below (in thousands).

	As Recorded	Fair Value	As Recorded by
	by Palmetto	Adjustments (1)	United
Assets
Cash and cash equivalents	$64,906	$-	$64,906
Securities	208,407	(340)	208,067
Loans held for sale	2,356	91	2,447
Loans, net	802,111	(5,552)	796,559
Premises and equipment, net	21,888	(4,291)	17,597
Bank owned life insurance	12,133	(148)	11,985
Accrued interest receivable	3,227	(346)	2,881
Net deferred tax asset	14,798	1,150	15,948
Core deposit intangible	-	12,900	12,900
Other assets	18,439	(4,234)	14,205
Total assets acquired	$1,148,265	$(770)	$1,147,495
Liabilities
Deposits	$989,296	$-	$989,296
Short-term borrowings	13,537	-	13,537
Other liabilities	11,994	2,808	14,802
Total liabilities assumed	1,014,827	2,808	1,017,635
Excess of assets acquired over liabilities assumed	$133,438
Aggregate fair value adjustments		$(3,578)
Consideration transferred
Cash			74,003
Common stock issued (8,700,012 shares)			170,259
Total fair value of consideration transferred			244,262
Goodwill			$114,402

(1) Fair values are preliminary and are subject to refinement for a period not to exceed one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

In fourth quarter 2015, within the one year measurement period, United received additional information regarding the fair values of loans, premises and equipment, other real estate owned (“OREO”), which is included in other assets in the table above, and certain other assets. As a result, the provisional values assigned to the acquired loans, premises and equipment, other real estate owned and other assets have been adjusted by an increase of $535,000, a decrease of $5.54 million, a decrease of $1.57 million and a decrease of $3.75 million, respectively. The tax effect of these adjustments was reflected as an increase to the deferred tax asset of $3.48 million, with the net amount reflected as an increase to goodwill.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Mergers and Acquisitions, continued

The following table presents additional information related to the acquired loan portfolio at acquisition date (in thousands):

September 1, 2015
Accounted for pursuant to ASC 310-30:
Contractually required principal and interest	$63,623
Non-accretable difference	13,397
Cash flows expected to be collected	50,226
Accretable yield	4,306
Fair value	$45,920

Excluded from ASC 310-30:
Fair value	$750,639
Gross contractual amounts receivable	859,628
Estimate of contractual cash flows not expected to be collected	7,733

Acquisition of MoneyTree Corporation

On May 1, 2015, United completed the acquisition of MoneyTree Corporation (“MoneyTree”) and its wholly-owned bank subsidiary, First National Bank (“FNB”). FNB operated ten branches in east Tennessee. In connection with the acquisition, United acquired $459 million of assets and assumed $410 million of liabilities and $9.99 million of preferred stock. Total consideration transferred was $54.6 million of common equity and cash. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $14.7 million, representing the intangible value of FNB’s business and reputation within the market it serves. None of the goodwill recognized is expected to be deductible for income tax purposes. United will amortize the related core deposit intangible of $4.22 million using the sum-of-the-years-digits method over 6.67 years, which represents the expected useful life of the asset. The deposit premium of $917,000 will be amortized using the effective yield method over 5 years, which represents the weighted average maturity of the underlying deposits.

The fair value of the 2.36 million common shares issued as part of the consideration paid for MoneyTree was determined on the basis of the closing market price of United’s common shares on the acquisition date.

Upon completion of the acquisition, each share of preferred stock issued by MoneyTree as part of the Small Business Lending Fund (“SBLF”) program of the U.S. Department of the Treasury (9,992 shares in the aggregate with a liquidation preference amount of $1,000 per share) was converted automatically into one substantially identical share of preferred stock of the Company. See Note 21 for further information on preferred stock.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Mergers and Acquisitions, continued

United’s operating results for the year ended December 31, 2015 include the operating results of the acquired assets and assumed liabilities for the period subsequent to the acquisition date of May 1, 2015. The purchased assets and assumed liabilities were recorded at their acquisition date fair values, and are summarized in the table below (in thousands).

	As Recorded	Fair Value	As Recorded by
	by MoneyTree	Adjustments (1)	United
Assets
Cash and cash equivalents	$55,293	$-	$55,293
Securities	127,123	(52)	127,071
Loans held for sale	1,342	-	1,342
Loans, net	246,816	(2,464)	244,352
Premises and equipment, net	9,497	1,362	10,859
Bank owned life insurance	11,194	-	11,194
Core deposit intangible	-	4,220	4,220
Other assets	5,462	(399)	5,063
Total assets acquired	$456,727	$2,667	$459,394
Liabilities
Deposits	$368,833	$917	$369,750
Short-term borrowings	15,000	-	15,000
Federal Home Loan Bank advances	22,000	70	22,070
Other liabilities	864	1,828	2,692
Total liabilities assumed	406,697	2,815	409,512
SBLF preferred stock assumed	9,992	-	9,992
Excess of assets acquired over liabilities and preferred stock assumed	$40,038
Aggregate fair value adjustments		$(148)
Consideration transferred
Cash			10,699
Common stock issued (2,358,503 shares)			43,892
Total fair value of consideration transferred			54,591
Goodwill			$14,701

(1) Fair values are preliminary and are subject to refinement for a period not to exceed one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

Since the acquisition date, within the one year measurement period, United received additional information regarding the fair value of premises and equipment. As a result, the provisional value assigned to the acquired premises and equipment has been reduced by $2.40 million, partially offset by acquisition-related adjustments to deferred tax assets. The net of these adjustments was reflected as an increase in goodwill.

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

Pro forma information

The following table discloses the impact of the merger with Palmetto and MoneyTree since the respective acquisition dates through December 31, 2015. The table also presents certain pro forma information as if Palmetto and MoneyTree had been acquired on January 1, 2014. These results combine the historical results of Palmetto and MoneyTree with United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition taken place on January 1, 2014.

Merger-related costs of $12.0 million from the acquisitions have been excluded from the 2015 pro forma information presented below and included in the 2014 pro forma information presented below. Furthermore, no adjustments have been made to the pro forma information to eliminate the pre-acquisition provision for loan losses for 2015 or 2014 of Palmetto or MoneyTree. No adjustments have been made to reduce the impact of any OREO write downs recognized by Palmetto or MoneyTree in 2015 or 2014. In addition, expenses related to systems conversions and other costs of integration are expected to be recorded during the next several quarters. United expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts below. The actual results and pro forma information were as follows (in thousands):

	Revenue	Net Income

Actual MoneyTree from May 1, 2015 - December 31, 2015	$8,373	$3,806
Actual Palmetto from September 1, 2015 - December 31, 2015	17,887	7,010
2015 supplemental consolidated pro forma from January 1, 2015 - December 31, 2015	367,349	85,182
2014 supplemental consolidated pro forma from January 1, 2014 - December 31, 2014	342,211	72,438

Acquisition of Business Carolina, Inc.

On June 26, 2014, United completed the acquisition of substantially all of the assets of Business Carolina, Inc., a specialty SBA / USDA lender headquartered in Columbia, South Carolina. On the closing date, United paid $31.3 million in cash for loans having a fair value on the purchase date of $24.8 million, accrued interest of $83,000, servicing rights with a fair value on the purchase date of $2.13 million, premises and equipment with a fair value on the purchase date of $2.60 million and goodwill in the amount of $1.51 million representing the premium paid over the fair value of the separately identifiable assets and liabilities acquired. The gross contractual amount of loans receivable was $28.0 million as of the acquisition date. United did not identify any material separately identifiable intangible assets resulting from the acquisition.

(4)	Cash Flows

During 2015, 2014 and 2013, loans having a value of $4.93 million, $9.09 million and $22.5 million, respectively, were transferred to foreclosed property.

United accounts for securities transactions on the trade date. There were no unsettled securities transactions at December 31, 2015. At December 31, 2014, United had purchased $5.43 million in securities that had not settled. At December 31, 2013, United had sold $4.60 million in securities and purchased $29.6 million in securities that had not settled.

United also accounts for sales and purchases of government guaranteed loans on the trade date. At December 31, 2015, United had unsettled sales of government guaranteed loans of $18.5 million. At December 31, 2015, United had unsettled purchases of government guaranteed loans of $18.3 million. There were no unsettled government guaranteed loan transactions at December 31, 2014 or 2013.

During 2015, United acquired, through business combinations, assets with a fair value totaling $1.74 billion and liabilities with a fair value totaling $1.43 billion, for net assets acquired of $309 million. Common and preferred stock issued pursuant to these business combinations in 2015 totaled $214 million and $9.99 million, respectively. During 2014, United acquired, through business combinations, assets with a fair value totaling $31.3 million. United was not involved in any business combinations in 2013.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)	Balance Sheet Offsetting and Repurchase Agreements Accounted for as Secured Borrowings

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

The following table presents a summary of amounts outstanding under reverse repurchase agreements, securities lending transactions and derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements (in thousands).

	Gross Amounts of	Gross Amounts Offset on the		Gross Amounts not Offset in the Balance Sheet
December 31, 2015	Recognized Assets	Balance Sheet	Net Asset Balance	Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$400,000	$(400,000)	$-	$-	$-	$-
Derivatives	20,082	-	20,082	(519)	(3,729)	15,834
Total	$420,082	$(400,000)	$20,082	$(519)	$(3,729)	$15,834
Weighted average interest rate of reverse repurchase agreements	1.34%

	Gross Amounts of	Gross Amounts Offset on the		Gross Amounts not Offset in the Balance Sheet
	Recognized Liabilities	Balance Sheet	Net Liabilities Balance	Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$400,000	$(400,000)	$-	$-	$-	$-
Derivatives	28,825	-	28,825	(519)	(30,917)	-
Total	$428,825	$(400,000)	$28,825	$(519)	$(30,917)	$-
Weighted average interest rate of repurchase agreements	.50%

	Gross Amounts of	Gross Amounts Offset on the		Gross Amounts not Offset in the Balance Sheet
December 31, 2014	Recognized Assets	Balance Sheet	Net Asset Balance	Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$395,000	$(375,000)	$20,000	$-	$(20,302)	$-
Derivatives	20,599	-	20,599	(869)	(3,716)	16,014
Total	$415,599	$(375,000)	$40,599	$(869)	$(24,018)	$16,014
Weighted average interest rate of reverse repurchase agreements	1.16%

	Gross Amounts of	Gross Amounts Offset on the		Gross Amounts not Offset in the Balance Sheet
	Recognized Liabilities	Balance Sheet	Net Liabilities Balance	Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$375,000	$(375,000)	$-	$-	$-	$-
Derivatives	31,997	-	31,997	(869)	(32,792)	-
Total	$406,997	$(375,000)	$31,997	$(869)	$(32,792)	$-
Weighted average interest rate of repurchase agreements	.29%

The following table presents additional detail regarding repurchase agreements accounted for as secured borrowings and the securities underlying these agreements (in thousands).

	Remaining Contractual Maturity of the Agreements
	Overnight and
As of December 31, 2015	Continuous	Up to 30 Days	30 to 90 Days	91 to 110 days	Total

U.S. Treasuries	$-	$-	$100,000	$-	$100,000
U.S. Government agencies	32	-	-	-	32
Mortgage-backed securities	16,608	25,000	175,000	100,000	316,608

Total	$16,640	$25,000	$275,000	$100,000	$416,640

Gross amount of recognized liabilities for repurchase agreements in offsetting disclosure					$400,000

Amounts related to agreements not included in offsetting disclosure					$16,640

United is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price.  United manages this risk by maintaining an unpledged securities portfolio that it believes is sufficient to cover a decline in the market value of the securities sold under agreements to repurchase.

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

At both December 31, 2015 and 2014, securities with a carrying value of $1.63 billion and $1.51 billion, respectively, were pledged to secure public deposits, derivatives and other secured borrowings.

The cost basis, unrealized gains and losses, and fair value of securities held-to-maturity are listed below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of December 31, 2015
State and political subdivisions	$62,073	$3,211	$-	$65,284
Mortgage-backed securities (1)	302,623	5,424	1,673	306,374

Total	$364,696	$8,635	$1,673	$371,658
As of December 31, 2014
State and political subdivisions	$48,157	$3,504	$-	$51,661
Mortgage-backed securities (1)	367,110	7,716	1,254	373,572

Total	$415,267	$11,220	$1,254	$425,233

(1) All are residential type mortgage-backed securities or U.S. government agency commercial mortgage backed securities.

The cost basis, unrealized gains and losses, and fair value of securities available-for-sale are listed below (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of December 31, 2015
U.S. Treasuries	$169,034	$156	$484	$168,706
U.S. Government agencies	112,394	385	439	112,340
State and political subdivisions	56,265	461	458	56,268
Mortgage-backed securities (1)	1,108,206	12,077	7,165	1,113,118
Corporate bonds	308,102	933	3,009	306,026
Asset-backed securities	538,679	569	6,006	533,242
Other	1,811	-	-	1,811

Total	$2,294,491	$14,581	$17,561	$2,291,511
As of December 31, 2014
U.S. Treasuries	$105,540	$235	$66	$105,709
U.S. Government agencies	36,474	-	175	36,299
State and political subdivisions	19,748	504	19	20,233
Mortgage-backed securities (1)	988,012	16,273	7,465	996,820
Corporate bonds	165,018	1,686	1,076	165,628
Asset-backed securities	455,626	2,257	1,955	455,928
Other	2,117	-	-	2,117

Total	$1,772,535	$20,955	$10,756	$1,782,734

(1) All are residential type mortgage-backed securities or U.S. government agency commercial mortgage backed securities.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Investment Securities, continued

The following summarizes securities held-to-maturity in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2015
Mortgage-backed securities	$140,362	$1,331	$13,127	$342	$153,489	$1,673
Total unrealized loss position	$140,362	$1,331	$13,127	$342	$153,489	$1,673
As of December 31, 2014
Mortgage-backed securities	$126,514	$917	$17,053	$337	$143,567	$1,254
Total unrealized loss position	$126,514	$917	$17,053	$337	$143,567	$1,254

The following summarizes securities available-for-sale in an unrealized loss position (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2015
U.S. Treasuries	$126,066	$484	$-	$-	$126,066	$484
U.S. Government agencies	74,189	439	-	-	74,189	439
State and political subdivisions	27,014	458	-	-	27,014	458
Mortgage-backed securities	274,005	2,580	173,254	4,585	447,259	7,165
Corporate bonds	221,337	2,759	750	250	222,087	3,009
Asset-backed securities	358,940	5,746	4,816	260	363,756	6,006
Total unrealized loss position	$1,081,551	$12,466	$178,820	$5,095	$1,260,371	$17,561
As of December 31, 2014
U.S. Treasuries	$34,180	$66	$-	$-	$34,180	$66
U.S. Government agencies	36,299	175	-	-	36,299	175
State and political subdivisions	2,481	19	-	-	2,481	19
Mortgage-backed securities	88,741	446	251,977	7,019	340,718	7,465
Corporate bonds	37,891	371	20,275	705	58,166	1,076
Asset-backed securities	221,359	1,592	40,952	363	262,311	1,955
Total unrealized loss position	$420,951	$2,669	$313,204	$8,087	$734,155	$10,756

At December 31, 2015, there were 200 available-for-sale securities and 26 held-to-maturity securities that were in an unrealized loss position. Management does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of its amortized cost basis. Unrealized losses at December 31, 2015 and 2014 were primarily attributable to changes in interest rates.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst’s reports. No impairment charges were recognized during 2015, 2014 or 2013.

Realized gains and losses are derived using the specific identification method for determining the cost of the securities sold.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Investment Securities, continued

The amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2015, by contractual maturity, are presented in the following table (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

US Treasuries:
1 to 5 years	$94,550	$94,194	$-	$-
5 to 10 years	74,484	74,512	-	-
	169,034	168,706	-	-
US Government agencies:
1 to 5 years	20,030	19,897	-	-
5 to 10 years	92,364	92,443	-	-
	112,394	112,340	-	-
State and political subdivisions:
Within 1 year	4,041	4,059	3,506	3,572
1 to 5 years	10,638	10,852	15,500	16,426
5 to 10 years	32,695	32,305	21,235	23,124
More than 10 years	8,891	9,052	21,832	22,162
	56,265	56,268	62,073	65,284
Corporate bonds:
1 to 5 years	197,903	197,798	-	-
5 to 10 years	77,776	77,329	-	-
More than 10 years	32,423	30,899	-	-
	308,102	306,026	-	-
Asset-backed securities:
1 to 5 years	2,849	2,831	-	-
5 to 10 years	243,705	241,230	-	-
More than 10 years	292,125	289,181	-	-
	538,679	533,242	-	-
Other:
More than 10 years	1,811	1,811	-	-
	1,811	1,811	-	-
Total securities other than mortgage-backed securities:
Within 1 year	4,041	4,059	3,506	3,572
1 to 5 years	325,970	325,572	15,500	16,426
5 to 10 years	521,024	517,819	21,235	23,124
More than 10 years	335,250	330,943	21,832	22,162
Mortgage-backed securities	1,108,206	1,113,118	302,623	306,374

	$2,294,491	$2,291,511	$364,696	$371,658

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Investment Securities, continued

The following summarizes available-for-sale securities sales activities for the years ended December 31 (in thousands):

	2015	2014	2013

Proceeds from sales	$353,860	$419,201	$39,731

Gross gains on sales	$2,409	$6,003	$264
Gross losses on sales	(154)	(1,132)	(78)

Net gains on sales of securities	$2,255	$4,871	$186

Income tax expense attributable to sales	$862	$1,902	$72

At year-end 2015 and 2014, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

(7)	Loans and Allowance for Credit Losses

Major classifications of loans are summarized as follows (in thousands):

	December 31,
	2015	2014

Owner occupied commercial real estate	$1,493,966	$1,163,480
Income producing commercial real estate	823,729	598,537
Commercial & industrial	785,417	710,256
Commercial construction	342,078	196,030
Total commercial	3,445,190	2,668,303
Residential mortgage	1,029,663	865,789
Home equity lines of credit	597,806	465,872
Residential construction	351,700	298,627
Consumer installment	115,111	104,899
Indirect auto	455,971	268,629

Total loans	5,995,441	4,672,119

Less allowance for loan losses	(68,448)	(71,619)

Loans, net	$5,926,993	$4,600,500

At December 31, 2015 and 2014, $827,000 and $1.05 million, respectively, in overdrawn deposit accounts were reclassified as commercial and industrial loans. No specific allowance for loan losses was deemed necessary for these accounts at December 31, 2015 and 2014.

At December 31, 2015 and 2014, loans with a carrying value of $2.44 billion and $2.35 billion were pledged as collateral to secure FHLB advances and other contingent funding sources.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

At December 31, 2015, the carrying value and outstanding balance of PCI loans accounted for under ASC 310-30 was $51.3 million and $71.0 million, respectively. The following table presents changes in the value of the accretable yield for acquired loans accounted for under ASC Topic 310-30 (in thousands):

Year Ended
December 31, 2015
Balance at beginning of period	$-
Additions due to acquisitions	5,335
Accretion	(1,056)
Balance at end of period	$4,279

In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC Topic 310-30 are also accreted to interest income over the life of the loans. At December 31, 2015, the remaining accretable fair value mark on loans acquired through a business combination and not accounted for under ASC Topic 310-30 was $7.03 million. In addition, indirect auto loans purchased at a premium outside of a business combination have a remaining premium of $12.0 million at December 31, 2015.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

The following table presents the balance and activity in the allowance for credit losses by portfolio segment (in thousands):

Year Ended December 31, 2015	Beginning Balance	Charge- Offs	Recoveries	Allocation of Unallocated	Provision	Ending Balance
Owner occupied commercial real estate	$16,041	$(2,096)	$358	$-	$2,429	$16,732
Income producing commercial real estate	10,296	(522)	697	-	(2,236)	8,235
Commercial & industrial	3,255	(1,358)	2,174	-	371	4,442
Commercial construction	4,747	(507)	77	-	1,266	5,583
Residential mortgage	20,311	(3,178)	1,662	-	(1,563)	17,232
Home equity lines of credit	4,574	(1,094)	226	-	2,336	6,042
Residential construction	10,603	(2,291)	832	-	(1,183)	7,961
Consumer installment	731	(1,597)	1,044	-	650	828
Indirect auto	1,061	(772)	86	-	1,018	1,393
Total allowance for loan losses	71,619	(13,415)	7,156	-	3,088	68,448
Allowance for unfunded commitments	1,930	-	-	-	612	2,542
Total allowance for credit losses	$73,549	$(13,415)	$7,156	$-	$3,700	$70,990

Year Ended December 31, 2014	Beginning Balance	Charge- Offs	Recoveries	Allocation of Unallocated	Provision	Ending Balance
Owner occupied commercial real estate	$17,164	$(3,136)	$3,056	$1,278	$(2,321)	$16,041
Income producing commercial real estate	7,174	(1,611)	725	688	3,320	10,296
Commercial & industrial	6,527	(2,145)	1,698	318	(3,143)	3,255
Commercial construction	3,669	(235)	6	388	919	4,747
Residential mortgage	15,446	(7,502)	1,110	1,452	9,805	20,311
Home equity lines of credit	5,528	(2,314)	287	391	682	4,574
Residential construction	12,532	(3,176)	627	1,728	(1,108)	10,603
Consumer installment	1,353	(2,008)	1,226	-	160	731
Indirect auto	1,126	(540)	54	-	421	1,061
Unallocated	6,243	-	-	(6,243)	-	-
Total allowance for loan losses	76,762	(22,667)	8,789	-	8,735	71,619
Allowance for unfunded commitments	2,165	-	-	-	(235)	1,930
Total allowance for credit losses	$78,927	$(22,667)	$8,789	$-	$8,500	$73,549

Year Ended December 31, 2013	Beginning Balance	Charge- Offs	Recoveries	Allocation of Unallocated	Provision	Ending Balance
Owner occupied commercial real estate	$17,265	$(24,965)	$1,305	$-	$23,559	$17,164
Income producing commercial real estate	10,582	(11,505)	640	-	7,457	7,174
Commercial & industrial	5,537	(18,914)	1,888	-	18,016	6,527
Commercial construction	8,389	(6,483)	69	-	1,694	3,669
Residential mortgage	19,117	(8,840)	611	-	4,558	15,446
Home equity lines of credit	7,525	(3,437)	104	-	1,336	5,528
Residential construction	26,662	(23,049)	173	-	8,746	12,532
Consumer installment	2,527	(2,184)	1,114	-	(104)	1,353
Indirect auto	220	(277)	40	-	1,143	1,126
Unallocated	9,313	-	-	-	(3,070)	6,243
Total allowance for loan losses	107,137	(99,654)	5,944	-	63,335	76,762
Allowance for unfunded commitments	-	-	-	-	2,165	2,165
Total allowance for credit losses	$107,137	$(99,654)	$5,944	$-	$65,500	$78,927

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

The following table presents the recorded investment in loans by portfolio segment and the balance of the allowance for loan losses assigned to each segment based on the method of evaluating the loans for impairment (in thousands):

	Allowance for Loan Losses
	December 31, 2015				December 31, 2014
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance
Owner occupied commercial real estate	$1,465	$15,267	$-	$16,732	$2,737	$13,304	$16,041
Income producing commercial real estate	961	7,274	-	8,235	1,917	8,379	10,296
Commercial & industrial	280	4,162	-	4,442	15	3,240	3,255
Commercial construction	13	5,570	-	5,583	729	4,018	4,747
Residential mortgage	3,885	13,347	-	17,232	3,227	17,084	20,311
Home equity lines of credit	6	6,036	-	6,042	47	4,527	4,574
Residential construction	174	7,787	-	7,961	1,192	9,411	10,603
Consumer installment	13	815	-	828	18	713	731
Indirect auto	-	1,393	-	1,393	-	1,061	1,061
Total allowance for loan losses	6,797	61,651	-	68,448	9,882	61,737	71,619
Allowance for unfunded commitments	-	2,542	-	2,542	-	1,930	1,930
Total allowance for credit losses	$6,797	$64,193	$-	$70,990	$9,882	$63,667	$73,549

	Loans Outstanding
	December 31, 2015				December 31, 2014
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	Ending Balance
Owner occupied commercial real estate	$38,268	$1,442,024	$13,674	$1,493,966	$34,654	$1,128,826	$1,163,480
Income producing commercial real estate	23,013	772,945	27,771	823,729	24,484	574,053	598,537
Commercial & industrial	3,339	781,423	655	785,417	3,977	706,279	710,256
Commercial construction	10,616	329,320	2,142	342,078	12,321	183,709	196,030
Residential mortgage	19,627	1,005,860	4,176	1,029,663	18,775	847,014	865,789
Home equity lines of credit	167	595,951	1,688	597,806	478	465,394	465,872
Residential construction	7,900	342,677	1,123	351,700	11,604	287,023	298,627
Consumer installment	329	114,741	41	115,111	179	104,720	104,899
Indirect auto	749	455,173	49	455,971	-	268,629	268,629
Total loans	$104,008	$5,840,114	$51,319	$5,995,441	$106,472	$4,565,647	$4,672,119

Management considers all non-PCI loans that are on nonaccrual with a balance of $500,000 or greater and all TDRs to be impaired. In addition, management reviews all accruing substandard loans greater than $2 million to determine if the loan is impaired. A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the original contractual terms of the loan will not be collected. All TDRs are considered impaired regardless of accrual status. Impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. For TDRs less than $500,000, impairment is estimated based on the average impairment of TDRs greater than $500,000 by loan category. For loan types that do not have TDRs greater than $500,000, the average impairment for all TDR loans is used to quantify the amount of required specific reserve. A specific reserve is established for impaired loans for the amount of calculated impairment. Interest payments received on impaired nonaccrual loans are applied as a reduction of the outstanding principal balance. For impaired loans not on nonaccrual status, interest is accrued according to the terms of the loan agreement. Loans are evaluated for impairment quarterly and specific reserves are established in the allowance for loan losses for any measured impairment.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

Each quarter, management prepares an analysis of the allowance for credit losses to determine the appropriate balance that measures and quantifies the amount of probable incurred losses in the loan portfolio. The allowance is comprised of specific reserves on individually impaired loans, which are determined as described above, and general reserves which are determined based on historical loss experience as adjusted for current trends and economic conditions multiplied by a loss emergence period factor. Management uses eight quarters of historical loss experience to determine the loss factors to be used in the reserve calculation for loans evaluated in the aggregate. Eight quarters has been determined to be an appropriate time period as it is recent enough to be relevant to current conditions and covers a length of time sufficient to minimize distortions caused by nonrecurring and unusual activity that might otherwise influence a shorter time period. In previous years, a weighted average giving more weight to recent quarters was calculated by multiplying each quarter’s annualized historical net charge-off rate by 1 through 8, with 8 representing the most recent quarter and 1 representing the oldest quarter. Management adopted this method of weighting quarterly loss rates to capture the rapidly deteriorating credit conditions in its loss factors during the financial crisis. Pursuant to stabilization of credit conditions, management concluded that it was appropriate to apply a more level weighting moving forward to capture the full range and impacts of credit losses experienced during the most recent economic and credit cycle. For the four quarters of 2014, management applied a weighting factor of 1.75 to the most recent four quarters and a weighting of 1.00 for the four oldest quarters. Beginning with the first quarter of 2015, management began applying equal weight to all eight quarters to capture the full range of the loss cycle. Management believes the current weightings are more appropriate to measure the probable losses incurred within the loan portfolio.

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

The updates to the weightings to the eight quarters of loss history and the update to the estimation of the loss emergence period did not have a material effect on the total allowance for loan losses or the provision for loan losses for 2014. These updates resulted in the full allocation of the previously unallocated portion of the allowance for loan losses.

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

When a loan officer determines that a loan is uncollectible, he or she is responsible for recommending that the loan be placed on nonaccrual and charged off. Full or partial charge-offs may also be recommended by the Collections Department, the Special Assets Department, the Loss Mitigation Department and the Foreclosure/OREO Department. Nonaccrual real estate loans that are collateral dependent are generally charged down to 80% of the appraised value of the underlying collateral at the time they are placed on nonaccrual status in order to approximate fair value less costs to sell.

Commercial and consumer asset quality committees consisting of the Chief Credit Officer, Senior Risk Officers and Senior Credit Officers meet monthly to review charge-offs that have occurred during the previous month.

Generally, closed-end retail loans (installment and residential mortgage loans) past due 90 cumulative days are written down to their collateral value less estimated selling costs unless the loan is well secured and in process of collection (within the next 90 days). Open-end unsecured (revolving) retail loans which are past due 90 cumulative days from their contractual due date are generally charged off.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

In the ordinary course of business, the Bank grants loans to executive officers, and directors of the holding company and the Bank, including their immediate families and companies with which they are associated. Management believes that such loans are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers. The following is a summary of such loans outstanding and the activity in these loans for the years ended December 31 (in thousands):

	2015	2014
Balance at beginning of period	$3,204	$2,898
New loans and advances	40	400
Repayments	(512)	(94)

Balance at end of period	$2,732	$3,204

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired is presented below for the last three years (in thousands):

	2015			2014			2013
	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received
Owner occupied commercial real estate	$37,842	$1,895	$1,975	$32,748	$1,647	$1,712	$31,935	$1,923	$2,044
Income producing commercial real estate	21,889	1,079	1,077	25,920	1,270	1,311	27,789	1,630	1,763
Commercial & industrial	4,360	166	263	4,290	175	231	4,609	401	865
Commercial construction	11,920	443	443	12,156	455	458	13,946	633	720
Total commercial	76,011	3,583	3,758	75,114	3,547	3,712	78,279	4,587	5,392
Residential mortgage	21,396	868	838	20,132	873	869	20,906	1,091	1,066
Home equity lines of credit	420	17	16	518	21	22	507	23	22
Residential construction	8,965	467	482	13,058	576	575	14,558	993	1,023
Consumer installment	223	16	16	305	19	22	383	21	21
Indirect auto	221	11	11	-	-	-	-	-	-
Total	$107,236	$4,962	$5,121	$109,127	$5,036	$5,200	$114,633	$6,715	$7,524

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

The following table presents loans individually evaluated for impairment by class of loans (in thousands):

	December 31, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Owner occupied commercial real estate	$14,793	$14,460	$-	$12,025	$11,325	$-
Income producing commercial real estate	13,044	12,827	-	8,311	8,311	-
Commercial & industrial	493	469	-	1,679	1,042	-
Commercial construction	-	-	-	-	-	-
Total commercial	28,330	27,756	-	22,015	20,678	-
Residential mortgage	791	791	-	2,569	1,472	-
Home equity lines of credit	-	-	-	-	-	-
Residential construction	3,731	3,429	-	4,338	3,338	-
Consumer installment	-	-	-	-	-	-
Indirect auto	749	749	-	-	-	-
Total with no related allowance recorded	33,601	32,725	-	28,922	25,488	-

With an allowance recorded:
Owner occupied commercial real estate	24,043	23,808	1,465	24,728	23,329	2,737
Income producing commercial real estate	10,281	10,186	961	16,352	16,173	1,917
Commercial & industrial	2,957	2,870	280	2,936	2,935	15
Commercial construction	10,787	10,616	13	12,401	12,321	729
Total commercial	48,068	47,480	2,719	56,417	54,758	5,398
Residential mortgage	19,346	18,836	3,885	17,732	17,303	3,227
Home equity lines of credit	167	167	6	478	478	47
Residential construction	4,854	4,471	174	8,962	8,266	1,192
Consumer installment	354	329	13	179	179	18
Indirect auto	-	-	-	-	-	-
Total with an allowance recorded	72,789	71,283	6,797	83,768	80,984	9,882
Total	$106,390	$104,008	$6,797	$112,690	$106,472	$9,882

Excluding PCI loans, there were no loans more than 90 days past due and still accruing interest at December 31, 2015 and 2014. Nonaccrual loans include both homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans. United’s policy is to place loans on nonaccrual status, when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in accordance with the loan terms or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is classified on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Principal and interest payments received on a nonaccrual loan are applied to reduce outstanding principal.

PCI Loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. Loans accounted for under ASC 310-30 were not classified as nonaccrual at December 31, 2015 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all acquired loans being accounted for under ASC 310-30.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

The following table presents the recorded investment (unpaid principal less amounts charged-off) in nonaccrual loans by loan class (in thousands):

	December 31,
	2015	2014

Owner occupied commercial real estate	$7,036	$4,133
Income producing commercial real estate	2,595	717
Commercial & industrial	892	1,571
Commercial construction	328	83
Total commercial	10,851	6,504
Residential mortgage	8,555	8,196
Home equity lines of credit	851	695
Residential construction	1,398	2,006
Consumer installment	175	134
Indirect auto	823	346
Total	$22,653	$17,881

The following table presents the aging of the recorded investment in past due loans by class of loans (in thousands):

	Loans Past Due				Loans Not
	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Past Due	PCI Loans	Total
As of December 31, 2015
Owner occupied commercial real estate	$3,733	$1,686	$1,400	$6,819	$1,473,473	$13,674	$1,493,966
Income producing commercial real estate	204	1,030	621	1,855	794,103	27,771	823,729
Commercial & industrial	858	88	489	1,435	783,327	655	785,417
Commercial construction	159	-	76	235	339,701	2,142	342,078
Total commercial	4,954	2,804	2,586	10,344	3,390,604	44,242	3,445,190
Residential mortgage	5,111	1,338	3,544	9,993	1,015,494	4,176	1,029,663
Home equity lines of credit	1,118	188	287	1,593	594,525	1,688	597,806
Residential construction	2,180	239	344	2,763	347,814	1,123	351,700
Consumer installment	610	115	83	808	114,262	41	115,111
Indirect auto	611	311	561	1,483	454,439	49	455,971
Total loans	$14,584	$4,995	$7,405	$26,984	$5,917,138	$51,319	$5,995,441

As of December 31, 2014
Owner occupied commercial real estate	$1,444	$1,929	$1,141	$4,514	$1,158,966	$-	$1,163,480
Income producing commercial real estate	2,322	1,172	-	3,494	595,043	-	598,537
Commercial & industrial	302	40	1,425	1,767	708,489	-	710,256
Commercial construction	-	-	66	66	195,964	-	196,030
Total commercial	4,068	3,141	2,632	9,841	2,658,462	-	2,668,303
Residential mortgage	5,234	2,931	3,278	11,443	854,346	-	865,789
Home equity lines of credit	961	303	167	1,431	464,441	-	465,872
Residential construction	1,172	268	1,395	2,835	295,792	-	298,627
Consumer installment	607	136	33	776	104,123	-	104,899
Indirect auto	200	146	141	487	268,142	-	268,629
Total loans	$12,242	$6,925	$7,646	$26,813	$4,645,306	$-	$4,672,119

The modification of the terms of TDRs included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the amortization period that would not otherwise be considered in the current market for new debt with similar risk characteristics; a restructuring of the borrower’s debt into an A/B note structure where the A note would fall within the borrower’s ability to pay and the remainder would be included in the B note, or a mandated bankruptcy restructuring; or interest-only payment terms greater than 90 days where the borrower is unable to amortize the loan. Modified loans accounted for under ASC 310-30 are not accounted for as TDRs because they are not separated from the pools, and as such are not classified as impaired loans.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

Loans modified under the terms of a TDR during the years ended December 31, 2015, 2014 and 2013 are presented in the table below. In addition, the following table presents loans modified under the terms of a TDR that became 90 days or more delinquent during the years ended December 31, 2015, 2014 and 2013, that were initially restructured within one year prior to becoming delinquent (dollars in thousands):

	New TDRs			TDRs Modified Within the Year That Have Subsequently Defaulted During the Year
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Recorded Investment
Year ended December 31, 2015
Owner occupied commercial real estate	12	$13,496	$13,369	1	$178
Income producing commercial real estate	4	1,821	1,821	-	-
Commercial & industrial	9	1,325	1,246	-	-
Commercial construction	1	233	233	-	-
Total commercial	26	16,875	16,669	1	178
Residential mortgage	37	3,257	3,257	1	2
Home equity lines of credit	2	187	177	-	-
Residential construction	5	569	545	-	-
Consumer installment	10	222	222	2	32
Indirect auto	-	-	-	-	-
Total loans	80	$21,110	$20,871	4	$212

Year ended December 31, 2014
Owner occupied commercial real estate	12	$4,793	$4,793	1	$104
Income producing commercial real estate	3	1,459	1,459	-	-
Commercial & industrial	9	1,185	1,185	2	54
Commercial construction	6	829	829	-	-
Total commercial	30	8,266	8,266	3	158
Residential mortgage	39	3,622	3,445	9	892
Home equity lines of credit	1	36	36	-	-
Residential construction	4	1,262	1,262	-	-
Consumer installment	5	226	226	-	-
Indirect auto	-	-	-	-	-
Total loans	79	$13,412	$13,235	12	$1,050

Year ended December 31, 2013
Owner occupied commercial real estate	12	$6,326	$5,227	3	$670
Income producing commercial real estate	8	6,157	6,157	-	-
Commercial & industrial	14	1,464	1,208	1	35
Commercial construction	1	416	416	2	1,454
Total commercial	35	14,363	13,008	6	2,159
Residential mortgage	49	7,098	6,573	3	641
Home equity lines of credit	-	-	-	-	-
Residential construction	15	2,160	2,015	3	531
Consumer installment	11	80	80	5	29
Indirect auto	-	-	-	-	-
Total loans	110	$23,701	$21,676	17	$3,360

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

The following table presents additional information on TDRs including the number of loan contracts restructured and the pre- and post-modification recorded investment (dollars in thousands):

	December 31, 2015			December 31, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Owner occupied commercial real estate	54	$32,544	$32,058	54	$27,695	$26,296
Income producing commercial real estate	29	15,703	15,629	31	18,094	17,915
Commercial & industrial	26	2,955	2,870	32	2,848	2,847
Commercial construction	14	10,785	10,616	14	11,360	11,280
Total commercial	123	61,987	61,173	131	59,997	58,338
Residential mortgage	173	19,101	18,836	154	18,630	17,836
Home equity lines of credit	2	167	167	2	478	478
Residential construction	44	5,663	5,334	48	8,962	8,265
Consumer installment	22	348	329	17	179	179
Indirect auto	49	749	749	-	-	-
Total loans	413	$88,015	$86,588	352	$88,246	$85,096

Collateral dependent TDRs that subsequently default or are placed on nonaccrual are charged down to the fair value of the collateral consistent with United’s policy for nonaccrual loans.  Impairment on TDRs that are not collateral dependent continues to be measured based on discounted cash flows regardless of whether the loan has subsequently defaulted.

As of December 31, 2015 and 2014, United has allocated $6.37 million and $9.72 million, respectively, of specific reserves to customers whose loan terms have been modified in TDRs. United committed to lend additional amounts totaling up to $224,000 and $51,000 as of December 31, 2015 and 2014, respectively, to customers with outstanding loans that are classified as TDRs.

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

Consumer Purpose Loans. Beginning in the first quarter of 2014, United began to apply a pass / fail grading system to all consumer purpose loans. Under the pass / fail grading system, consumer purpose loans meeting the criteria of substandard or worse are classified as “fail” and all other loans are classified as “pass”. For reporting purposes, consumer purpose loans classified as “fail” are reported in the substandard column and all other consumer purpose loans are reported in the “pass” column.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of December 31, 2015 and 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Watch	Substandard	Doubtful / Loss	Total
As of December 31, 2015
Owner occupied commercial real estate	$1,414,353	$24,175	$41,764	$-	$1,480,292
Income producing commercial real estate	771,792	4,151	20,015	-	795,958
Commercial & industrial	770,287	8,171	6,304	-	784,762
Commercial construction	335,571	3,069	1,296	-	339,936
Total commercial	3,292,003	39,566	69,379	-	3,400,948
Residential mortgage	985,109	5,070	35,308	-	1,025,487
Home equity lines of credit	589,749	24	6,345	-	596,118
Residential construction	335,341	3,813	11,423	-	350,577
Consumer installment	114,178	-	892	-	115,070
Indirect auto	453,935	-	1,987	-	455,922
Total loans, excluding PCI loans	$5,770,315	$48,473	$125,334	$-	$5,944,122
Owner occupied commercial real estate	$1,811	$6,705	$4,809	$349	$13,674
Income producing commercial real estate	9,378	5,766	12,627	-	27,771
Commercial & industrial	17	83	505	50	655
Commercial construction	1,698	6	438	-	2,142
Total commercial	12,904	12,560	18,379	399	44,242
Residential mortgage	-	410	3,766	-	4,176
Home equity lines of credit	214	-	1,474	-	1,688
Residential construction	345	39	227	512	1,123
Consumer installment	1	-	40	-	41
Indirect auto	-	-	49	-	49
Total PCI loans	$13,464	$13,009	$23,935	$911	$51,319

As of December 31, 2014
Owner occupied commercial real estate	$1,094,057	$18,889	$50,534	$-	$1,163,480
Income producing commercial real estate	560,559	16,701	21,277	-	598,537
Commercial & industrial	696,805	4,017	9,434	-	710,256
Commercial construction	190,070	2,311	3,649	-	196,030
Total commercial	2,541,491	41,918	84,894	-	2,668,303
Residential mortgage	814,168	11,594	40,027	-	865,789
Home equity lines of credit	459,881	-	5,991	-	465,872
Residential construction	280,166	5,535	12,926	-	298,627
Consumer installment	103,383	-	1,516	-	104,899
Indirect auto	267,709	-	920	-	268,629
Total loans	$4,466,798	$59,047	$146,274	$-	$4,672,119

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)	Premises and Equipment

Premises and equipment are summarized as follows (in thousands):

	December 31,
	2015	2014

Land and land improvements	$79,686	$79,525
Buildings and improvements	127,493	113,105
Furniture and equipment	68,309	59,827
Construction in progress	3,787	1,861

	279,275	254,318

Less accumulated depreciation	(101,110)	(94,928)

Premises and equipment, net	$178,165	$159,390

Depreciation expense was $9.36 million, $8.66 million and $9.40 million for 2015, 2014 and 2013, respectively.

In 2015, United recognized $5.97 million of impairment on properties acquired in prior years for future expansion. Due to recent acquisitions and changing trends in customer behavior toward greater usage of Internet and mobile banking to access banking services, management reconsidered United’s branch expansion strategy and concluded that some of its future branch expansion properties had decreased in value since the time the properties were acquired. The resulting impairment charge, which was included in merger-related and other charges in the Consolidated Statement of Income, was based on an assessment of the properties that showed evidence that the carrying value may not be recoverable and exceeded the fair value.

United leases certain branch properties and equipment under operating leases. Rent expense was $2.72 million, $2.14 million and $2.34 million for 2015, 2014 and 2013, respectively. United does not have any capital leases. As of December 31, 2015, rent commitments under operating leases, before considering renewal options that generally are present, were as follows (in thousands):

2016	$3,484
2017	3,213
2018	2,740
2019	2,624
2020	2,482
Thereafter	8,964
Total	$23,507

(9)	Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets is summarized below (in thousands):

	December 31,
	2015	2014
Core deposit intangible	$49,772	$32,652
Less: accumulated amortization	(32,964)	(30,520)
Total intangibles subject to amortization, net	16,808	2,132
Goodwill	130,612	1,509
Total goodwill and other intangible assets, net	$147,420	$3,641

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)	Goodwill and Other Intangible Assets, continued

The following is a summary of changes in the carrying amounts of goodwill (in thousands):

			Goodwill, net of
		Accumulated	Accumulated
		Impairment	Impairment
	Goodwill	Losses	Losses
December 31, 2013	$305,590	$(305,590)	$-
Acquisition of Business Carolina, Inc.	1,509	-	1,509
December 31, 2014	307,099	(305,590)	1,509
Acquisition of Palmetto	114,402	-	114,402
Acquisition of MoneyTree	14,701	-	14,701
December 31, 2015	$436,202	$(305,590)	$130,612

The amortization expense for intangibles subject to amortization for 2015, 2014 and 2013 was $2.44 million, $1.35 million, and $2.03 million, respectively, which was recognized in operating expenses. The estimated aggregate amortization expense for future periods is as follows (in thousands):

Year
2016	$3,875
2017	2,900
2018	2,310
2019	1,924
2020	1,563
Thereafter	4,236
Total	$16,808

(10)	Servicing Rights

Servicing Rights for Government Guaranteed Loans

United accounts for servicing rights for government guaranteed loans at fair value. Changes in the balances of servicing assets and servicing liabilities are as follows (in thousands):

	2015	2014
Servicing rights for government guaranteed loans, beginning of period	$2,551	$-
Additions:
Acquired servicing rights	137	2,133
Originated servicing rights capitalized upon sale of loans	1,699	832
Subtractions:
Disposals	(353)	(152)
Changes in fair value:
Due to change in valuation inputs or assumptions used in the valuation model	(322)	(262)
Servicing rights for government guaranteed loans, end of period	$3,712	$2,551

The portfolio of government guaranteed loans serviced for others, which is not included in the accompanying balance sheets, was $151 million and $88.0 million, respectively, at December 31, 2015 and 2014. The amount of contractually specified servicing fees earned by United on these servicing rights during the years ended December 31, 2015 and 2014 was $1.07 million and $513,000, respectively. Servicing fees and changes in fair value were included in interest revenue in the Consolidated Statement of Income.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10)	Servicing Rights, continued

Servicing Rights for Government Guaranteed Loans, continued

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the Company’s servicing asset for government guaranteed loans and the sensitivity of the fair values to immediate adverse changes in those assumptions are shown in the table below (in thousands):

	December 31,
	2015	2014
Fair value of retained servicing assets	$3,712	$2,551
Prepayment rate assumption	6.95%	6.70%
10% adverse change	$(84)	$(62)
20% adverse change	$(163)	$(122)
Discount rate	11.8%	12.0%
100 bps adverse change	$(109)	$(85)
200bps adverse change	$(212)	$(164)
Weighted-average life (years)	6.7	6.5
Weighted-average gross margin	2.02%	2.00%

The above sensitivities are hypothetical and changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

Residential Mortgage Servicing Rights

United accounts for residential mortgage servicing rights using the amortization method. The following table summarizes the changes in residential mortgage servicing rights (in thousands).

2015
Residential mortgage servicing rights, net of valuation allowance, beginning of period	$-
Additions:
Acquired servicing rights	3,454
Originated servicing rights capitalized upon sale of loans	199
Subtractions:
Amortization	(273)
Impairment	(10)
Residential mortgage servicing rights, net of valuation allowance, end of period	$3,370

The estimated fair value of residential mortgage servicing rights was $3.52 million at December 31, 2015.

The following table summarizes the activity in the valuation allowance for impairment of the residential mortgage servicing rights portfolio (in thousands).

2015
Valuation allowance, beginning of period	$-
Additions charged to operations, net	10
Valuation allowance, end of period	$10

The portfolio of residential mortgage loans serviced for others, which is not included in the consolidated balance sheet, was $377 million at December 31, 2015. The amount of contractually specified servicing fees earned by United on these servicing rights during the year ended December 31, 2015 was $299,000. Servicing fees, impairment, and amortization of these servicing rights are included in mortgage loan and other related fee revenue in the Consolidated Statement of Income.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10)	Servicing Rights, continued

Residential Mortgage Servicing Rights, continued

The following table summarizes the estimated future amortization expense of residential mortgage servicing rights during the years indicated (in thousands).

2016	$819
2017	667
2018	539
2019	434
2020	346
thereafter	565

$3,370

(11)	Deposits

At December 31, 2015, the contractual maturities of time deposits, including brokered time deposits, are summarized as follows (in thousands):

2016	$1,027,814
2017	137,114
2018	58,559
2019	23,894
2020	35,222
thereafter	241,939

$1,524,542

At December 31, 2015 and 2014, time deposits (excluding brokered time deposits) that met or exceeded the FDIC insurance limit of $250,000 totaled $139 million and $135 million, respectively.

At December 31, 2015 and 2014, United held $242 million and $273 million, respectively, in certificates of deposit obtained through third party brokers. The daily average balance of these brokered deposits totaled $269 million and $294 million in 2015 and 2014, respectively. The brokered certificates of deposit at December 31, 2015 had maturities ranging from 2018 through 2033 and are callable by United. Most of the brokered certificates of deposit have been swapped in fair value hedging relationships to 90 day LIBOR minus a spread that currently exceeds LIBOR, thereby resulting in a negative yield. United also has certain market-linked brokered deposits that are considered hybrid instruments that contain embedded derivatives that have been bifurcated from the host contract leaving host instruments paying a rate of 90 day LIBOR minus a spread that also result in a negative yield.

(12)	Federal Home Loan Bank Advances

At December 31, 2015 and 2014, United had FHLB advances totaling $430 million and $270 million, respectively. The advances outstanding at December 31, 2015 had maturities in 2016 with interest rates up to .60%. At December 31, 2015, the weighted average interest rate on FHLB advances was ..49%, compared to .22% as of December 31, 2014. The FHLB advances are collateralized by owner occupied and income producing commercial real estate and residential mortgage loans, investment securities and FHLB stock.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13)	Long-term Debt

Long-term debt consisted of the following (in thousands):

				Stated	Earliest
	December 31,		Issue	Maturity	Call
	2015	2014	Date	Date	Date	Interest Rate

2012 senior debentures	$35,000	$35,000	2012	2017	2017	9.000%
2013 senior debentures	40,000	40,000	2013	2018	2015	6.000
2022 senior debentures	50,000	-	2015	2022	2020	5.000% through August 13, 2020, 3-month LIBOR plus 3.814% thereafter
2027 senior debentures	35,000	-	2015	2027	2025	5.500% through August 13, 2025 3-month LIBOR plus 3.71% thereafter
Total senior debentures	160,000	75,000

United Community Capital Trust	-	21,650	1998	2028	2008	8.125
United Community Statutory Trust I	-	5,155	2000	2030	2010	10.600
United Community Capital Trust II	-	10,309	2000	2030	2010	11.295
Southern Bancorp Capital Trust I	4,382	4,382	2004	2034	2009	Prime + 1.00
United Community Statutory Trust II	-	12,131	2008	2038	2013	9.000
United Community Statutory Trust III	1,238	1,238	2008	2038	2013	Prime + 3.00
Total trust preferred securities	5,620	54,865

Total long-term debt	$165,620	$129,865

Interest is currently paid semiannually for all senior debentures and trust preferred securities. The 2022 and 2027 senior debentures require quarterly interest payments after August 2020 and 2025, respectively.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Reclassifications Out of Accumulated Other Comprehensive Income

The following presents the details regarding amounts reclassified out of accumulated other comprehensive income (in thousands).

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other	For the Years Ended December 31,			Affected Line Item in the Statement
Comprehensive Income Components	2015	2014	2013	Where Net Income is Presented

Realized gains on available-for-sale securities:
	$2,255	$4,871	$186	Securities gains, net
	(862)	(1,902)	(72)	Tax expense
	$1,393	$2,969	$114	Net of tax

Amortization of (losses) gains included in net income on available-for-sale securities transferred to held to maturity:
	$(1,702)	$(1,656)	$731	Investment securities interest revenue
	638	622	(282)	Tax (expense) benefit
	$(1,064)	$(1,034)	$449	Net of tax

Amounts included in net income on derivative financial instruments accounted for as cash flow hedges:
Effective portion of interest rate contracts	$-	$-	$852	Loan interest revenue
Ineffective portion of interest rate contracts	-	-	52	Loan interest revenue
Effective portion of interest rate contracts	-	(764)	-	Time deposit interest expense
Effective portion of interest rate contracts	-	(223)	-	Money market deposit interest expense
Amortization of losses on de-designated positions	(129)	(79)	-	Deposits in banks and short-term investments interest revenue
Amortization of losses on de-designated positions	(695)	(198)	-	Money market deposit interest expense
Amortization of losses on de-designated positions	(1,112)	(234)	-	Federal Home Loan Bank advances interest expense
Amortization of losses on de-designated positions	-	(512)	-	Time deposit interest expense
	(1,936)	(2,010)	904	Total before tax
	753	782	(352)	Tax (expense) benefit
	$(1,183)	$(1,228)	$552	Net of tax

Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan
Prior service cost	$(465)	$(365)	$(365)	Salaries and employee benefits expense
Actuarial losses	(271)	-	(167)	Salaries and employee benefits expense
	(736)	(365)	(532)	Total before tax
	286	142	207	Tax benefit
	$(450)	$(223)	$(325)	Net of tax

Total reclassifications for the period	$(1,304)	$484	$790	Net of tax

Amounts shown above in parentheses reduce earnings

(15)	Earnings Per Share

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

United accrued dividends on preferred stock, including accretion of discounts, as shown in the following table (in thousands):

	For the years ended December 31,
	2015	2014	2013

Series A - 6% fixed	$-	$-	$12
Series B - 5% fixed until December 6, 2013, 9% thereafter	-	159	10,401
Series D - LIBOR plus 9.6875%, resets quarterly	-	280	1,665
Series H - 1% until March 15, 2016, 9% thereafter	67	-	-
Total preferred stock dividends	$67	$439	$12,078

The preferred stock dividends were subtracted from net income in order to arrive at net income available to common shareholders.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15)	Earnings Per Share, continued

The following table sets forth the computation of basic and diluted net income per common share (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013

Net income available to common stockholders	$71,511	$67,181	$261,062

Income per common share:
Basic	1.09	1.11	4.44
Diluted	1.09	1.11	4.44

Weighted average common shares:
Basic	65,488	60,588	58,787

Effect of dilutive securities:
Stock options	4	2	1
Warrants	-	-	57

Diluted	65,492	60,590	58,845

At December 31, 2015, United had the following potentially dilutive stock options and warrants outstanding:  a warrant to purchase 219,909 shares of common stock at $61.40 per share; 241,493 shares of common stock issuable upon exercise of stock options granted to employees with a weighted average exercise price of $89.92; and 712,667 shares of common stock issuable upon completion of vesting of restricted stock awards.

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

(16)	Income Taxes

Income tax expense (benefit) is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013

Current	$5,140	$1,224	$3,467
Deferred	37,685	37,524	23,785
Increase (decrease) in valuation allowance	611	702	(265,440)

Total income tax expense (benefit)	$43,436	$39,450	$(238,188)

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Income Taxes, continued

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013

Pretax income at statutory rates	$40,255	$37,475	$12,234
Add (deduct):
State taxes, net of federal benefit	3,537	3,365	895
Bank owned life insurance earnings	(348)	(209)	(704)
Adjustment to reserve for uncertain tax positions	(136)	(200)	(426)
Tax-exempt interest revenue	(662)	(757)	(714)
Equity compensation	-	-	676
Transaction costs	509	-	-
Tax credits	(190)	(250)	(438)
Change in state statutory tax rate	340	-	1,003
Change in valuation allowance affecting other comprehensive income	-	-	12,174
Increase (decrease) in valuation allowance	611	702	(265,440)
Other	(480)	(676)	2,552

Total income tax expense (benefit)	$43,436	$39,450	$(238,188)

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Income Taxes, continued

The following summarizes the sources and expected tax consequences of future taxable deductions (revenue) which comprise the net deferred tax asset (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Allowance for loan losses	$25,840	$27,563
Net operating loss carryforwards	155,757	184,015
Deferred compensation	8,727	7,188
Loan purchase accounting adjustments	7,940	-
Reserve for losses on foreclosed properties	2,025	254
Nonqualified share based compensation	3,628	3,993
Accrued expenses	3,990	2,107
Investment in partnerships	1,814	1,856
Unamortized pension actuarial losses and prior service cost	2,151	1,862
Acquired intangible assets	-	593
Unrealized losses on securities available-for-sale	2,943	-
Unrealized losses on cash flow hedges	1,351	1,977
Derivatives	936	457
Other	2,174	714

Total deferred tax assets	219,276	232,579

Deferred tax liabilities:
Unrealized gains on securities available-for-sale	-	1,340
Acquired intangible assets	5,034	-
Premises and equipment	398	2,452
Loan origination costs	5,030	4,342
Prepaid expenses	729	626
Servicing asset	2,208	-
Uncertain tax positions	3,981	4,195

Total deferred tax liabilities	17,380	12,955

Less valuation allowance	4,283	4,121

Net deferred tax asset	$197,613	$215,503

The change in the net deferred tax asset includes an increase of $16.5 million due to current year merger and acquisition activity.

At December 31, 2015, United has state net operating loss carryforwards of approximately $4.58 million that begin to expire in 2018, $16.9 million that begin to expire in 2025, approximately $464 million that begin to expire in 2029, and $52.2 million that begin to expire in 2030, if not previously utilized. United has $315 million in federal net operating loss carryforwards that begin to expire in 2030, if not previously utilized. United has $27.5 million in federal net operating loss carryforwards subject to annual limitation under IRC Section 382 that begin to expire in 2029, if not previously utilized. United has $3.01 million of federal general business tax credits that begin to expire in 2028, if not previously utilized. United has $7.42 million of federal alternative minimum tax credits which have no expiration date. United has $2.04 million of federal alternative minimum tax credits subject to annual limitation under IRC Section 382 which have no expiration date. United has $6.81 million of state tax credits that begin to expire in 2016, if not previously utilized.

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

At December 31, 2015 and 2014, based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of the net deferred tax asset will be realized based upon future taxable income. The valuation allowance of $4.28 million is related to specific state income tax credits that have short carryforward periods and an acquired state net operating loss, both of which are expected to expire unused.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management’s conclusion at December 31, 2015 that it was more likely than not that the net deferred tax asset of $198 million will be realized is based on management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts which consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all the deferred tax asset. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on United’s financial condition and results of operations.

A reconciliation of the beginning and ending unrecognized tax benefit related to uncertain tax positions is as follows (in thousands):

	2015	2014	2013

Balance at beginning of year	$4,195	$4,503	$5,069
Additions based on tax positions related to the current year	371	374	352
Decreases resulting from a lapse in the applicable statute of limitations	(585)	(682)	(918)

Balance at end of year	$3,981	$4,195	$4,503

Approximately $3.3 million of this amount would increase income from continuing operations, and thus affect United’s effective tax rate, if ultimately recognized into income.

It is United’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts. In 2013, United reversed $59,000 in previously recorded penalties and interest as a result of statute expiration on affected returns, settlement with a state taxing authority and a change in estimate relating to prior year tax positions. No previously recorded penalties and interest were reversed in 2015 or 2014. No amounts were accrued for interest and penalties at December 31, 2015 or 2014.

United and its subsidiaries file a consolidated U.S. federal income tax return, as well as file various returns in the states where its banking offices are located. United’s federal and state income tax returns are no longer subject to examination by taxing authorities for years before 2012.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)	Pension and Employee Benefit Plans

United offers a defined contribution 401(k) and Profit Sharing Plan (the “401(k) Plan”) that covers substantially all employees meeting certain minimum service requirements. The Plan allows employees to make pre-tax contributions to the 401(k) Plan and United matches these employee contributions up to 5% of eligible compensation, subject to Plan and regulatory limits. Employees begin to receive matching contributions after completing one year of service and benefits vest after three years of service. United’s Plan is administered in accordance with applicable laws and regulations. Effective April 1, 2012, the matching contribution was 50% of employee contributions up to 5% of eligible compensation. Compensation expense from continuing operations related to the 401(k) Plan totaled $1.45 million, $1.20 million and $1.24 million in 2015, 2014 and 2013, respectively. The 401(k) Plan allows employees to choose to invest among a number of investment options, that previously included United’s common stock. Effective January 1, 2015, United’s common stock was no longer offered as an investment option for new contributions. During 2014 and 2013, the 401(k) Plan purchased 17,373 and 48,996 common shares, respectively, directly from United at the average of the high and low stock price on the date of purchase.

United sponsors a non-qualified deferred compensation plan for its executive officers, certain other key employees and members of United’s Board of Directors and its community banks’ advisory boards of directors. The deferred compensation plan provides for the pre-tax deferral of compensation, fees and other specified benefits. The deferred compensation plan also permits each employee participant to elect to defer a portion of his or her base salary, bonus or vested restricted stock units and permits each director participant to elect to defer all or a portion of his or her director’s fees. Further, the deferred compensation plan allows for additional contributions by an employee, with matching contributions by United, for amounts that exceed the allowable amounts under the 401(k) Plan. During 2015, 2014 and 2013, United recognized $21,000, $24,000 and $24,000, respectively, in matching contributions for this provision of the deferred compensation plan. The Board of Directors may also elect to make a discretionary contribution to any or all participants. The Board of Directors elected to make a discretionary contribution of 25,000 shares of United’s common stock in 2013 to the deferred compensation plan. No discretionary contributions were made in 2015 or 2014.

Defined Benefit Pension Plans

United has an unfunded noncontributory defined benefit pension plan (“Modified Retirement Plan”) that covers certain executive officers and other key employees. The Modified Retirement Plan provides a fixed annual retirement benefit to plan participants.

United acquired Palmetto on September 1, 2015, including its funded noncontributory defined benefit pension plan (“Funded Plan”), which covers all full-time Palmetto teammates who had fulfilled at least 12 months of continuous service and attained age 21 by December 31, 2007. Benefits under the Funded Plan are no longer accrued for service subsequent to 2007.

Weighted-average assumptions used to determine pension benefit obligations at year end and net periodic pension cost are shown in the table below:

	2015		2014
	Modified		Modified
	Retirement	Funded	Retirement
	Plan	Plan	Plan
Discount rate for disclosures	4.25%	4.53%	4.00%
Discount rate for net periodic benefit cost	4.00%	4.50%	4.50%
Expected long-term rate of return	N/A	6.30%	N/A
Rate of compensation increase	N/A	N/A	N/A
Measurement date	12/31/2015	12/31/2015	12/31/2014

The discount rate is determined in consultation with the third-party actuary and is set by matching the projected benefit cash flow to a notional yield curve consisting of bonds monitored by the third-party actuary. The yield curve provides transparency with respect to the underlying bonds and provides matching of future benefit obligations to the payment of benefits.

The expected long-term rate of return is designed to approximate the actual long-term rate of return over time. Therefore, the pattern of income / expense recognition should match the stable pattern of services provided by teammates over the life of the pension obligation. Expected returns on plan assets are developed in conjunction with input from external advisors and take into account the investment policy, actual investment allocation, long-term expected rates of return on the relevant asset classes and considers any material forward-looking return expectations for these major asset classes.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)	Pension and Employee Benefit Plans, continued

Defined Benefit Pension Plans, continued

United recognizes the underfunded status of the plans as a liability in the consolidated balance sheet. Information about changes in obligations and plan assets follows (in thousands):

	2015		2014
	Modified		Modified
	Retirement	Funded	Retirement
	Plan	Plan	Plan
Accumulated benefit obligation:
Accumulated benefit obligation - beginning of year	$15,869	$-	$13,320
Business combinations	-	19,620	-
Service cost	376	-	341
Interest cost	628	292	579
Plan amendments	1,353	-	-
Actuarial (gains) losses	(297)	136	1,933
Benefits paid	(334)	(802)	(304)

Accumulated benefit obligation - end of year	17,595	19,246	15,869

Change in plan assets, at fair value:
Beginning plan assets	-	-	-
Business combinations	-	18,028	-
Actual return	-	89	-
Employer contribution	334	-	304
Benefits paid	(334)	(802)	(304)

Plan assets - end of year	-	17,315	-

Funded status - end of year (plan assets less benefit obligations)	$(17,595)	$(1,931)	$(15,869)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (in thousands):

	2015		2014	2013
	Modified		Modified	Modified
	Retirement	Funded	Retirement	Retirement
	Plan	Plan	Plan	Plan
Service cost	$376	$-	$341	$465
Interest cost	628	292	579	533
Expected return on plan assets	-	(375)	-	-
Amortization of prior service cost	465	-	365	365
Amortization of net losses	271	-	-	167

Net periodic benefit cost	$1,740	$(83)	$1,285	$1,530

The estimated net loss and prior service costs for the Modified Retirement Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $167,000 and $501,000, respectively, as of December 31, 2015. For the Funded Plan, United is not expecting to amortize any estimated net loss or prior service costs from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year. In 2016, United expects to make contributions to the Modified Retirement Plan and the Funded Plan of $394,000 and $1.60 million, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)	Pension and Employee Benefit Plans, continued

Defined Benefit Pension Plans, continued

The following table summarizes the estimated future benefit payments expected to be paid from the plans for the periods indicated (in thousands).

	Modified
	Retirement	Funded
	Plan	Plan
2016	$394	$1,046
2017	849	1,070
2018	1,066	1,109
2019	1,060	1,136
2020	1,143	1,145
2021-2025	5,610	5,957

	$10,122	$11,463

The following table summarizes the Funded Plan assets by major category as of December 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$2,346	$-	$-	$2,346
Mutual funds	857	-	-	857
Corporate stocks	1,178	-	-	1,178
Exchange traded funds	12,902	-	-	12,902
Other	32	-	-	32

Total plan assets	$17,315	$-	$-	$17,315

The investment objectives of the plan assets are designed to fund the projected benefit obligation and to maximize returns in order to minimize contributions within reasonable and prudent levels of risk. The precise amount for which these obligations will be settled depends on future events, including the life expectancy of the plan participants. The plan’s investment strategy balances the requirement to generate return, using higher returning assets, with the need to control risk using less volatile assets. Risks include, but are not limited to, inflation, volatility in equity values and changes in interest rates that could cause the plan to become underfunded, thereby increasing the plan’s dependence on contributions from United.

Plan assets are managed by a third-party firm as approved by United’s Employee Benefits Committee. The Board of Directors delegated certain responsibilities to the Employee Benefits Committee including maintaining the investment policy of the plan, approving the appointment of the investment manager and reviewing the performance of the plan assets at least annually.

Investments within the plan are diversified with the intent to minimize the risk of large losses to the plan. The total portfolio is constructed and maintained to provide prudent diversification within each investment category, and United assumes that the volatility of the portfolio will be similar to the market as a whole. The asset allocation ranges represent a long-term perspective. Therefore, rapid unanticipated market shifts may cause the asset mix to fall outside the policy range. Such divergences are expected to be short-term in nature.

For fair value measurement, cash and cash equivalents are valued at carrying value. Mutual funds, corporate stocks, and exchange traded funds are valued at the closing price reported in the active market in which the instrument is traded. See Note 23 for more details regarding United’s fair value measurements and the fair value hierarchy.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although United believes the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

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

The table below presents the fair value of United’s derivative financial instruments as well as their classification on the consolidated balance sheet (in thousands):

Derivatives designated as hedging instruments under ASC 815

		Fair Value
	Balance Sheet	December 31,
Interest Rate Products	Location	2015	2014

Fair value hedge of corporate bonds	Derivative assets	$31	$-
		$31	$-

Cash flow hedge of money market deposits	Derivative liabilities	$-	$350
Fair value hedge of brokered CD’s	Derivative liabilities	2,169	5,817
		$2,169	$6,167

Derivatives not designated as hedging instruments under ASC 815

		Fair Value
	Balance Sheet	December 31,
Interest Rate Products	Location	2015	2014

Customer swap positions	Derivative assets	$6,185	$3,433
Dealer offsets to customer swap positions	Derivative assets	31	128
Mortgage banking - loan commitment	Derivative assets	188	-
Mortgage banking - forward sales commitment	Derivative assets	1	-
Bifurcated embedded derivatives	Derivative assets	9,230	12,262
Offsetting positions for de-designated cash flow hedges	Derivative assets	4,416	4,776
		$20,051	$20,599

Customer swap positions	Derivative liabilities	$31	$129
Dealer offsets to customer swap positions	Derivative liabilities	6,339	3,456
Mortgage banking - forward sales commitment	Derivative liabilities	22	-
Dealer offsets to bifurcated embedded derivatives	Derivative liabilities	15,794	17,467
De-designated cash flow hedges	Derivative liabilities	4,470	4,778
		$26,656	$25,830

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

Risk Management Objective of Using Derivatives, continued

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

Cash Flow Hedges of Interest Rate Risk

United’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, United primarily uses interest rate swaps as part of its interest rate risk management strategy. At December 31, 2015, United did not have any active cash flow hedges. At December 31, 2014, United had one interest rate swap with a notional amount of $175 million that was designated as a cash flow hedge of indexed money market accounts. The swap contract involved the payment of fixed-rate amounts to a counterparty in exchange for United receiving variable-rate payments over the life of the agreement without exchange of the underlying notional amount. In the first quarter of 2015, United terminated its one remaining cash flow hedge with a notional of $175 million. Changes in United’s balance sheet composition and interest rate risk position made the hedges no longer necessary as protection against rising interest rates. The loss remaining in other comprehensive income on de-designated swaps is being amortized into earnings over the original term of the swaps as the forecasted transactions that the swaps were originally designated to hedge are still expected to occur.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense when the swaps become effective, as interest payments are made on United’s LIBOR based, variable-rate wholesale borrowings and indexed deposit accounts. United expects that $1.89 million will be reclassified as an increase to deposit interest expense over the next twelve months related to these cash flow hedges.

During the year ended December 31, 2013, United accelerated the reclassification of $52,000 in gains from terminated positions as a result of the forecasted transactions becoming probable not to occur. These amounts were recognized in loan interest revenue as hedge ineffectiveness.

The table below presents the effect of United’s cash flow hedges on the consolidated statement of income (in thousands).

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)				Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2015	2014	2013	Location	2015	2014	2013	Location	2015	2014	2013

				Interest revenue	$-	$(79)	$904
				Interest expense	(1,936)	(1,931)	-
Interest rate swaps	$(471)	$(8,437)	$10,084		$(1,936)	$(2,010)	$904	Interest expense	$(7)	$(107)	$70

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Derivatives and Hedging Activities, continued

Fair Value Hedges of Interest Rate Risk

United is exposed to changes in the fair value of certain of its fixed rate obligations due to changes in interest rates. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in interest rates. Interest rate swaps designated as fair value hedges of brokered deposits involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate swaps designated as fair value hedges of fixed rate investments involve the receipt of variable-rate payments from a counterparty in exchange for United making fixed rate payments over the life of the instrument without the exchange of the underlying notional amount. At December 31, 2015, United had 13 interest rate swaps with an aggregate notional amount of $156 million that were designated as fair value hedges of interest rate risk and were pay-variable / receive-fixed swaps hedging the changes in the fair value of fixed rate brokered time deposits resulting from changes in interest rates. Also at December 31, 2015, United had one interest rate swap with a notional of $30 million that was designated as a pay-fixed / receive variable fair value hedge of changes in the fair value of a fixed rate corporate bond. At December 31, 2014, United had 16 interest rate swaps with an aggregate notional amount of $197 million that were designated as fair value hedges of interest rate risk and were pay-variable / receive-fixed swaps hedging the changes in the fair value of fixed rate brokered time deposits resulting from changes in interest rates.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives. During the year ended December 31, 2015, 2014, and 2013, United recognized a net gain of $210,000, a net loss of $1.28 million, and a net gain of $1.07 million, respectively, related to ineffectiveness in the fair value hedging relationships. United also recognized a net reduction of interest expense of $4.46 million, $4.61 million and $4.67 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to fair value hedges of brokered time deposits, which includes net settlements on the derivatives. United recognized a reduction of interest revenue on securities of $498,000, $955,000 and $1.33 million during 2015, 2014, and 2013, respectively, related to fair value hedges of corporate bonds.

The table below presents the effect of derivatives in fair value hedging relationships on the consolidated statement of income (in thousands).

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss) Recognized in			Amount of Gain (Loss) Recognized in
	in Income	Income on Derivative			Income on Hedged Item
	on Derivative	2015	2014	2013	2015	2014	2013

Fair value hedges of brokered CD’s	Interest expense	$1,814	$13,400	$(16,433)	$(1,507)	$(14,357)	$16,981
Fair value hedges of corporate bonds	Interest revenue	31	(2,487)	6,285	(128)	2,163	(5,765)
		$1,845	$10,913	$(10,148)	$(1,635)	$(12,194)	$11,216

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

Credit-risk-related Contingent Features

United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. As of December 31, 2015, collateral totaling $30.9 million was pledged toward derivatives in a liability position.

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

Capital Requirements

United and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on United. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, as revised by the Basel III Capital Rules effective as of January 1, 2015, United and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures (as defined) established by regulation to ensure capital adequacy require United and the Bank to maintain minimum amounts and ratios of total capital, Tier 1 capital, and common equity Tier 1 capital (“CET1”) to risk-weighted assets, and of Tier 1 capital to average assets.

Effective January 1, 2015, the Basel III Capital Rules revised the framework for prompt corrective action by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the prior 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized.

As of December 31, 2015, United and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time. To be categorized as well-capitalized at December 31, 2015, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at such time, as set forth in the table below and have met certain other requirements. Management believes that United and the Bank exceeded all well-capitalized requirements at December 31, 2015, and there have been no conditions or events since year-end that would change the status of well-capitalized.

Regulatory capital ratios at December 31, 2015 and 2014, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under prompt corrective action provisions in effect at such times are presented below for United and the Bank (dollars in thousands):

	Regulatory		United
	Guidelines		Community	United
		Well	Banks, Inc.	Community
	Minimum	Capitalized	(consolidated)	Bank

December 31, 2015 (Basel III)
Risk-based ratios:
Common equity tier 1 capital	4.5%	6.5%	11.45%	13.01%
Tier 1 capital	6.0	8.0	11.45	13.01
Total capital	8.0	10.0	12.50	14.06
Tier 1 leverage ratio	4.0	5.0	8.34	9.47

Common equity tier 1 capital			$773,677	$877,169
Tier 1 capital			773,677	877,169
Total capital			844,667	948,159

Risk-weighted assets			6,755,011	6,743,560
Average total assets			9,282,243	9,264,133

December 31, 2014 (Basel I)
Risk-based ratios:
Tier 1 capital	4.0%	6.0%	12.05%	12.84%
Total capital	8.0	10.0	13.30	14.09
Tier 1 leverage ratio	3.0	5.0	8.69	9.25

Tier 1 capital			$642,663	$683,332
Total capital			709,408	749,927

Risk-weighted assets			5,332,822	5,320,615
Average total assets			7,396,450	7,385,048

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19)	Regulatory Matters, continued

Cash, Dividend, Loan and Other Restrictions

At December 31, 2015 and 2014, the Bank did not have a required reserve balance at the Federal Reserve Bank of Atlanta.

Federal and state banking regulations place certain restrictions on dividends paid by the Bank to United. In addition, dividends paid to United require pre-approval of the Georgia Department of Banking and Finance and the FDIC while the Bank has an accumulated deficit (negative retained earnings). During 2015 and 2014, the Bank received regulatory approval to pay cash dividends to United of $77.5 million and $129 million, respectively.

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

(20)	Commitments and Contingencies

The following table summarizes, as of December 31, 2015 and 2014, the contract amount of off-balance sheet instruments (in thousands):

	2015	2014
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,351,446	$878,160
Letters of credit	23,373	19,861

Minimum Lease Payments	23,507	10,877

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

As discussed in Note 3, on May 1, 2015, the Company completed its acquisition of Moneytree. Upon completion of the acquisition, each share of preferred stock issued by MoneyTree as part of the SBLF program of the U.S. Department of the Treasury (9,992 shares in the aggregate with a liquidation preference amount of $1,000 per share) was converted automatically into one substantially identical share of preferred stock of the Company with a liquidation preference amount of $1,000 per share, designated as the Company’s Non-Cumulative Perpetual Preferred Stock, Series H. The SBLF Preferred Shares have terms and conditions identical to those shares of preferred stock issued by MoneyTree to the Treasury.  United will pay noncumulative dividends quarterly.  The current dividend rate is 1.00% per annum through March 15, 2016.  Following this date, the dividend rate will increase to 9% per annum thereafter.

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

On December 31, 2013, United redeemed 21,700 shares of its Series A Non-Cumulative Preferred. On December 27, 2013, United redeemed 75,000 shares of the Fixed Rate Cumulative Perpetual Preferred Stock, Series B and redeemed the remaining 105,000 shares on January 10, 2014. On March 3, 2014, United redeemed 16,613 shares of the Cumulative Perpetual Preferred Stock, Series D. United had no Series A, B or D preferred stock outstanding as of December 31, 2015.

(22)	Equity Compensation and Related Plans

United has an equity compensation plan that allows for grants of incentive stock options, restricted stock and restricted stock unit awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options, restricted stock and restricted stock unit awards provide for accelerated vesting if there is a change in control of United or certain other conditions are met (as defined in the plan document). As of December 31, 2015, 248,000 additional awards could be granted under the plan. Through December 31, 2015, incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards, base salary stock grants and performance share awards had been granted under the plan.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22)	Equity Compensation and Related Plans, continued

Restricted stock and options outstanding and activity for the years ended December 31 consisted of the following:

	Restricted Stock		Options
		Weighted		Weighted	Weighted
		Average		Average	Average	Aggregate
		Grant Date		Exercise	Remaining	Intrinsic
	Shares	Fair Value	Shares	Price	Term (Yrs.)	Value (000’s)
December 31, 2012	485,584	$10.72	482,528	$97.73
Granted	876,583	14.74	5,000	15.09
Vested	(195,366)	13.16	-	-
Expired	-	-	(67,559)	78.95
Cancelled	(93,125)	8.78	(69,197)	109.43
December 31, 2013	1,073,676	13.73	350,772	97.87
Granted	97,016	17.33	10,000	16.71
Vested	(336,691)	12.23	-	-
Expired	-	-	(32,810)	115.83
Cancelled	(4,800)	13.78	(14,407)	97.80
December 31, 2014	829,201	14.76	313,555	93.40
Granted	265,306	18.66	-	-
Vested	(305,902)	14.00	-	-
Expired	-	-	(45,866)	108.93
Cancelled	(75,938)	15.63	(26,196)	98.36
December 31, 2015	712,667	16.44	241,493	89.92	2.36	$133

Vested / Exercisable at December 31, 2015	1,170	10.69	231,493	93.10	2.09	102

During 2013, 9,344 shares of common stock having a grant date fair value of $108,000 were granted to certain executive officers over the course of the year as part of their base compensation with no restrictions or vesting requirement. Those shares are included in the table above as granted and exercised within the same year. The grant date fair value was included in compensation expense during 2013. No such grants were made in 2014 or 2015.

The following is a summary of stock options outstanding at December 31, 2015:

Options Outstanding				Options Exercisable
		Weighted	Average		Weighted
Shares	Range	Average Price	Remaining Life	Shares	Average Price

26,823	$10.00 - 30.00	$14.96	7.02	16,823	$14.16
40,796	30.01 - 50.00	31.69	3.39	40,796	31.69
62,260	50.01 - 70.00	66.29	2.29	62,260	66.29
2,075	70.01 - 90.00	77.53	2.25	2,075	77.53
936	110.01 - 130.00	118.43	1.75	936	118.43
107,356	130.01 - 150.00	143.71	0.86	107,356	143.71
1,247	150.01 - 155.25	155.25	0.93	1,247	155.25

241,493	10.00 - 155.25	89.92	2.36	231,493	93.10

The weighted average fair value of options granted in 2014 and 2013 was $9.49 and $5.10 respectively. No options were granted in 2015. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model. The decrease in United’s stock price through 2010 has rendered most of its outstanding options severely out of the money and potentially worthless to the grantee. Therefore historical exercise patterns do not provide a reasonable basis for determining the expected life of new option grants. United therefore uses the formula provided by the SEC in ASC Topic 718-10-S99 to determine the expected life of the options.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22)	Equity Compensation and Related Plans, continued

The weighted average assumptions used to determine the fair value of options are presented in the table below:

	2014	2013

Expected volatility	66%	30%
Expected dividend yield	1.0%	0.0%
Expected life (in years)	6.25	6.25
Risk free rate	2.1%	2.0%

No stock options were granted in 2015.

Compensation expense relating to options of $35,000 and $15,000, respectively, was included in earnings for 2015 and 2014. For 2013, United recognized a credit to compensation expense of $51,000 due to forfeitures of unvested options which exceeded option expense for that year. A deferred income tax benefit related to stock option expense of $14,000 and $6,000 was included in the determination of income tax expense in 2015 and 2014, respectively. For 2013, United reversed previously recognized deferred taxes of $20,000 related to the forfeited options. The amount of compensation expense for all periods was determined based on the fair value of options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. There were no options exercised during 2015, 2014 and 2013.

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of United’s common stock on the date of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period. Compensation expense recognized in the consolidated statement of income for restricted stock in 2015, 2014 and 2013 was $4.37 million, $4.29 million and $2.85 million, respectively. The total intrinsic value of restricted stock at December 31, 2015 was approximately $13.9 million.

As of December 31, 2015, there was $8.94 million of unrecognized compensation cost related to nonvested stock options and restricted stock granted under the plan. The cost is expected to be recognized over a weighted-average period of 2.44 years. The aggregate grant date fair value of options and restricted stock that vested during 2015 was $4.26 million.

United sponsors a Dividend Reinvestment and Stock Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from the Company. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. The DRIP had previously been suspended but was re-activated in 2014 when United restored its quarterly dividend. In 2015 and 2014, 2,916 and 191 shares, respectively, were issued under the DRIP. No shares were issued under the DRIP in 2013.

Effective January 1, 2015, United’s 401(k) Plan discontinued offering shares of United’s common stock as an investment option. During 2014 and 2013, United’s 401(k) Plan purchased 17,373 shares and 48,996 shares, respectively, directly from United at the average of the high and low stock prices on the transaction dates. In addition, United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a discount (10% in 2015 and 5% in both 2014 and 2013), with no commission charges. During 2015, 2014 and 2013 United issued 14,213 shares, 10,506 shares and 13,982 shares, respectively, through the ESPP.

United offers its common stock as an investment option in its deferred compensation plan. The common stock component is accounted for as an equity instrument and is reflected in the consolidated balance sheet as common stock issuable. The deferred compensation plan does not allow for diversification once an election is made to invest in United stock and settlement must be accomplished in shares at the time the deferral period is completed. United also allows restricted stock grantees to defer all or a portion of their restricted stock in the deferred compensation plan upon vesting. At December 31, 2015 and 2014, United had 458,953 and 357,983 shares, respectively, of its common stock that was issuable under the deferred compensation plan.

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

Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Department of the Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds, corporate debt securities and asset-backed securities and are valued based on observable inputs that include: quoted market prices for similar assets, quoted market prices that are not in an active market, or other inputs that are observable in the market and can be corroborated by observable market data for substantially the full term of the securities. Securities classified as Level 3 include asset-backed securities in less liquid markets. Securities classified as Level 3 are valued based on estimates obtained from broker-dealers and are not directly observable.

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

Although management has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2015, management had assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Derivatives classified as Level 3 included structured derivatives for which broker quotes, used as a key valuation input, were not observable consistent with a Level 2 disclosure. This resulted in the Bank transferring them to a Level 3 disclosure in 2014. The fair value of interest rate lock commitments, which are related to mortgage loan commitments and are categorized as Level 3, are based on quoted market prices adjusted for commitments that United does not expect to fund.

Servicing Rights for Government Guaranteed Loans

United recognizes servicing rights upon the sale of government guaranteed loans sold with servicing retained. This asset is recorded at fair value on recognition, and management has elected to carry this asset at fair value for subsequent reporting. Given the nature of the asset, the key valuation inputs are unobservable and management considers this asset as Level 3.

Pension Plan Assets

For disclosure regarding the fair value of pension plan assets, see Note 17.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(23)	Assets and Liabilities Measured at Fair Value, continued

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents United’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasuries	$168,706	$-	$-	$168,706
U.S. Agencies	-	112,340	-	112,340
State and political subdivisions	-	56,268	-	56,268
Mortgage-backed securities	-	1,113,118	-	1,113,118
Corporate bonds	-	305,276	750	306,026
Asset-backed securities	-	533,242	-	533,242
Other	-	1,811	-	1,811
Deferred compensation plan assets	3,450	-	-	3,450
Servicing rights for government guaranteed loans	-	-	3,712	3,712
Derivative financial instruments	-	10,664	9,418	20,082

Total assets	$172,156	$2,132,719	$13,880	$2,318,755

Liabilities:
Deferred compensation plan liability	$3,450	$-	$-	$3,450
Derivative financial instruments	-	13,031	15,794	28,825

Total liabilities	$3,450	$13,031	$15,794	$32,275

December 31, 2014	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale
U.S. Treasuries	$105,709	$-	$-	$105,709
U.S. Agencies	-	36,299	-	36,299
State and political subdivisions	-	20,233	-	20,233
Mortgage-backed securities	-	996,820	-	996,820
Corporate bonds	-	164,878	750	165,628
Asset-backed securities	-	455,928	-	455,928
Other	-	2,117	-	2,117
Deferred compensation plan assets	3,864	-	-	3,864
Servicing rights for government guaranteed loans	-	-	2,551	2,551
Derivative financial instruments	-	8,337	12,262	20,599

Total assets	$109,573	$1,684,612	$15,563	$1,809,748

Liabilities:
Deferred compensation plan liability	$3,864	$-	$-	$3,864
Derivative financial instruments	-	13,018	18,979	31,997

Total liabilities	$3,864	$13,018	$18,979	$35,861

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(23)	Assets and Liabilities Measured at Fair Value, continued

Assets and Liabilities Measured at Fair Value on a Recurring Basis, continued

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands):

	Derivative Asset	Derivative Liability	Servicing rights for government guaranteed loans	Securities Available- for-Sale
December 31, 2012	$-	$-	$-	$350
Transfers between valuation levels, net	-	-	-	-
December 31, 2013	-	-	-	350
Business combinations	-	-	2,133	-
Additions	-	-	832	-
Sales and settlements	-	-	(152)	-
Other comprehensive income	-	-	-	400
Amounts included in earnings - fair value adjustments	-	-	(262)	-
Transfers between valuation levels, net	12,262	18,979	-	-
December 31, 2014	12,262	18,979	2,551	750
Business combinations	286	-	137	-
Additions	311	-	1,699	-
Sales and settlements	(409)	-	(353)	-
Amounts included in earnings - fair value adjustments	(3,032)	(3,185)	(322)	-
Transfers between valuation levels, net	-	-	-	-
December 31, 2015	$9,418	$15,794	$3,712	$750

The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis at (in thousands):

	Fair Value				Weighted Average
	December 31,		Valuation		December 31,
Level 3 Assets	2015	2014	Technique	Unobservable Inputs	2015	2014

Servicing rights for government guaranteed loans	$3,712	$2,551	Discounted cash flow	Discount rate Prepayment rate	11.8% 6.95%	12.0% 6.70%

Corporate bonds	750	750	Indicative bid provided by a broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	N/A	N/A

Derivative assets - mortgage	188	-	Internal model	Pull through rate	85%	N/A

Derivative assets - other	9,230	12,262	Dealer priced	Dealer priced	N/A	N/A

Derivative liabilities	15,794	18,979	Dealer priced	Dealer priced	N/A	N/A

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(23)	Assets and Liabilities Measured at Fair Value, continued

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These assets are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of all assets that were still held as of December 31, 2015 and 2014, for which a nonrecurring fair value adjustment was recorded during the periods presented (in thousands).

December 31, 2015	Level 1	Level 2	Level 3	Total
Loans	$-	$-	$7,589	$7,589

December 31, 2014
Loans	$-	$-	$7,317	$7,317

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

Off-balance sheet instruments (commitments to extend credit and standby letters of credit) for which draws can be reasonably predicted are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(23)	Assets and Liabilities Measured at Fair Value, continued

Assets and Liabilities Not Measured at Fair Value, continued

The carrying amount and fair values for other financial instruments that are not measured at fair value on a recurring basis in United’s balance sheet are as follows (in thousands):

	Carrying	Fair Value Level
December 31, 2015	Amount	Level 1	Level 2	Level 3	Total
Assets:
Securities held to maturity	$364,696	$-	$371,658	$-	$371,658
Loans, net	5,926,993	-	-	5,840,554	5,840,554
Mortgage loans held for sale	24,231	-	24,660	-	24,660
Residential mortgage servicing rights	3,370	-	-	3,521	3,521

Liabilities:
Deposits	7,881,089	-	7,881,109	-	7,881,109
Federal Home Loan Bank advances	430,125	-	430,119	-	430,119
Long-term debt	165,620	-	-	166,668	166,668

December 31, 2014
Assets:
Securities held to maturity	415,267	-	425,233	-	425,233
Loans, net	4,600,500	-	-	4,549,027	4,549,027
Mortgage loans held for sale	13,737	-	14,139	-	14,139

Liabilities:
Deposits	6,326,512	-	6,328,264	-	6,328,264
Federal Home Loan Bank advances	270,125	-	270,125	-	270,125
Long-term debt	129,865	-	-	132,814	132,814

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(24)	Condensed Financial Statements of United Community Banks, Inc. (Parent Only)

Statement of Income

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands)

	2015	2014	2013

Dividends from bank and other subsidiaries	$81,000	$132,000	$50,000
Shared service fees from subsidiaries	7,628	8,057	6,764
Other	123	424	1,217

Total income	88,751	140,481	57,981

Interest expense	10,385	11,550	10,977
Other expense	11,185	9,868	8,658

Total expenses	21,570	21,418	19,635
Income tax benefit	1,709	2,357	24,862

Income before equity in undistributed earnings of subsidiaries	68,890	121,420	63,208

Equity in undistributed earnings of subsidiaries	2,688	(53,800)	209,932

Net income	$71,578	$67,620	$273,140

Balance Sheet

As of December 31, 2015 and 2014

(in thousands)

	2015	2014
Assets

Cash	$50,338	$31,967
Investment in subsidiaries	1,114,856	816,919
Other assets	32,730	32,295

Total assets	$1,197,924	$881,181

Liabilities and Shareholders’ Equity

Long-term debt	$165,620	$129,865
Other liabilities	14,019	11,739

Total liabilities	179,639	141,604

Shareholders’ equity	1,018,285	739,577

Total liabilities and shareholders’ equity	$1,197,924	$881,181

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(24)	Condensed Financial Statements of United Community Banks, Inc. (Parent Only), continued

Statement of Cash Flows

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands)

	2015	2014	2013

Operating activities:
Net income	$71,578	$67,620	$273,140
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiaries	(2,688)	53,800	(209,932)
Depreciation, amortization and accretion	26	22	82
Loss on prepayment of debt	754	-	-
Stock-based compensation	4,403	4,304	3,045
Change in assets and liabilities:
Other assets	515	2,529	(29,168)
Other liabilities	(396)	(9,177)	5,682

Net cash provided by operating activities	74,192	119,098	42,849

Investing activities:
Payment for acquisition	(76,893)	-	-
Purchases of premises and equipment	(12)	(44)	-
Sales and paydowns of securities available for sale	250	537	586

Net cash (used in) provided by investing activities	(76,655)	493	586

Financing activities:
Repayment of long-term debt	(48,521)	-	(35,000)
Proceeds from issuance of long-term debt	83,924	-	40,000
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	303	469	796
Proceeds from issuance of common stock, net of offering costs	-	12,206	-
Proceeds from exercise of warrant	-	-	19,389
Repurchase of outstanding warrant	-	(12,000)	-
Retirement of preferred stock	-	(121,613)	(75,217)
Cash dividends on common stock	(14,822)	(1,810)	-
Cash dividends on Series A preferred stock	-	-	(15)
Cash dividends on Series B preferred stock	-	(802)	(9,440)
Cash dividends on Series D preferred stock	-	(412)	(1,657)
Cash dividends on Series H preferred stock	(50)	-	-

Net cash provided by (used in) financing activities	20,834	(123,962)	(61,144)

Net change in cash	18,371	(4,371)	(17,709)

Cash at beginning of year	31,967	36,338	54,047

Cash at end of year	$50,338	$31,967	$36,338

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

United did not have any change in or disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

No changes were made to United’s internal control over financial reporting during the fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, United’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

United’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of United’s internal control over financial reporting as of December 31, 2015 is included in Item 8 of this report under the heading “Management’s Report on Internal Control Over Financial Reporting.”

ITEM 9B.	OTHER INFORMATION.

There were no items required to be reported on Form 8-K during the fourth quarter of 2015 that were not reported on Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information contained under the headings “Information Regarding Nominees and Other Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2016 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of United is included in Item 1 of this report.

ITEM 11.	EXECUTIVE COMPENSATION.

The information contained under the heading “Compensation of Executive Officers and Directors” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2016 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained under the heading “Principal and Management Shareholders” and the “Equity Compensation Plan Information” table in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2016 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference. For purposes of determining the aggregate market value of United’s voting stock held by nonaffiliates, shares held by all directors and executive officers of United have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “Affiliates” of United as defined by the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information contained under the heading “Corporate Governance – Certain Relationships and Related Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2016 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information contained under the heading “Other Matters – Independent Registered Public Accounting Firm” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2016 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements.

The following consolidated financial statements are located in Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Statement of Income - Years ended December 31, 2015, 2014, and 2013
Consolidated Balance Sheet - December 31, 2015 and 2014
Consolidated Statement of Changes in Shareholders’ Equity - Years ended December 31, 2015, 2014, and 2013
Consolidated Statement of Cash Flows - Years ended December 31, 2015, 2014, and 2013
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

Schedules to the consolidated financial statements are omitted, as the required information is not applicable.

3.	Exhibits.

The following exhibits are required to be filed with this report by Item 601 of Regulation S-K:

Exhibit No.	Exhibit

2.1

Agreement and Plan of Merger, dated April 22, 2015, by and between Palmetto Bancshares, Inc. and United Community Banks, Inc. (incorporated herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on April 22, 2015).

2.2	Agreement and Plan of Merger, dated January 27, 2015, by and between United Community Banks, Inc. and MoneyTree Corporation (incorporated herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on January 28, 2015).

3.1	Restated Articles of Incorporation of United Community Banks, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 11, 2015).

3.2	Amended and Restated Bylaws of United Community Banks, Inc., as amended (incorporated herein by reference to Exhibit 3.2 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 11, 2015).

4.1

See Exhibits 3.1 and 3.2 for provisions of the Restated Articles of Incorporation of United Community Banks, Inc., as amended, and the Amended and Restated Bylaws, as amended, of United Community Banks, Inc., which define the rights of security holders.

4.2

Indenture, dated August 14, 2015, by and between United Community Banks, Inc. and The Bank of New York Mellon Trust Company, N.A., Trustee (incorporated herein by reference to Exhibit 4.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on August 14, 2015).

4.3	First Supplemental Indenture to the Indenture, dated August 14, 2015, by and between United Community Banks, Inc. and The Bank of New York Mellon Trust Company, N.A., Trustee (incorporated herein by reference to Exhibit 4.2 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on August 14, 2015).

124

4.4

Second Supplemental Indenture to the Indenture, dated August 14, 2015, by and between United Community Banks, Inc. and The Bank of New York Mellon Trust Company, N.A., Trustee (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on August 14, 2015).

4.5	Form of Indenture for Senior Indebtedness (incorporated herein by reference to Exhibit 4.2 to United Community Banks, Inc.’s Form S-3, File No. 333-203548, filed with the SEC on April 21, 2015).
4.6	Form of Indenture for Subordinated Indebtedness (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Form S-3, File No. 333-203548, filed with the SEC on April 21, 2015).
4.7	Letter Agreement, dated February 6, 2015, between United Community Banks, Inc. and Corsair Georgia, L.P. (incorporated herein by reference to Exhibit 4 to United Community Banks, Inc.’s Form SC 13D/A, File No. 005-84540, filed with the SEC on February 9, 2015).

10.1	United Community Banks, Inc.’s Profit Sharing Plan, amended and restated as of January 1, 2001 (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-86876, filed with the SEC on April 24, 2002).*

10.2	Amendment No. 1 to United Community Banks, Inc.’s Profit Sharing Plan, dated as of March 15, 2002 (incorporated herein by reference to Exhibit 4.4 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-86876, filed with the SEC on April 24, 2002).*

10.3	Split-Dollar Agreement between United Community Banks, Inc. and Jimmy C. Tallent dated June 1, 1994 (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-21656).*

10.4

United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on May 1, 2007).*

10.5	Amendment No. 1 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan dated April 13, 2007 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on April 13, 2007).*

10.6	Form of Amended and Restated Change of Control Severance Agreement by and between United Community Banks, Inc. and Jimmy C. Tallent, H. Lynn Harton, Rex S. Schuette, and Bill Gilbert (incorporated herein by reference to Exhibit 10.8 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-21656, filed with the SEC on February 27, 2009).*

10.7	United Community Banks, Inc.’s Amended and Restated Modified Retirement Plan, effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.10 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-21656, filed with the SEC on February 27, 2009).*

10.8	United Community Banks, Inc.’s Amended and Restated Deferred Compensation Plan, effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-21656, filed with the SEC on February 27, 2009).*

10.9	United Community Banks, Inc. Amended and Restated Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to Exhibit 4 to United Community Banks, Inc.’s Registration Statement on Form S-3D, File No. 333-197026, filed with the SEC on June 25, 2014).*

10.10	United Community Banks, Inc. Employee Stock Purchase Plan, effective as of December 20, 2005 (incorporated herein by reference to Exhibit 4 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-130489, filed with the SEC on December 20, 2005).*

10.11	United Community Banks, Inc.’s Management Incentive Plan, effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.5 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on May 1, 2007).*

10.12	Investment Agreement, dated as of March 16, 2011, between United Community Banks, Inc. and Corsair Georgia, L.P. (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on March 17, 2011).*

10.13	Employment Agreement, dated as of September 14, 2012, between United Community Bank and H. Lynn Harton (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on September 19, 2012).*

10.14

Credit Agreement dated as of January 7, 2014, between United Community Banks, Inc. and Synovus Bank. (incorporated herein by reference to Exhibit 10.21 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 001-35095, filed with the SEC on February 28, 2014).

10.15

First Amendment to the Credit Agreement, dated June 30, 2015, between United Community Banks, Inc. and Synovus Bank (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on July 6, 2015).

10.16	Form of Incentive Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.15 to United Community Banks, Inc.’s Form 10-K for the year ended December 31, 2014, File No. 001-35095, filed with the SEC on February 27, 2015).*

10.17	Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.16 to United Community Banks, Inc.’s Form 10-K for the year ended December 31, 2014, File No. 001-35095, filed with the SEC on February 27, 2015).*

10.18

Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.17 to United Community Banks, Inc.’s Form 10-K for the year ended December 31, 2014, File No. 001-35095, filed with the SEC on February 27, 2015).*

14	Code of Ethical Conduct (incorporated herein by reference to Exhibit 14 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-21656, filed with the SEC on March 8, 2004).

21	Subsidiaries of United Community Banks, Inc.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney of certain officers and directors of United (included on Signature Page)

31.1	Certification by Jimmy C. Tallent, Chairman and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Report Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.
**	Indicates furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, United has duly caused this annual report on Form 10-K, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blairsville, State of Georgia, on the 26th day of February, 2016.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of United and in the capacities set forth and on the 26th day of February, 2016.

/s/ Jimmy C. Tallent	/s/ L. Cathy Cox
Jimmy C. Tallent	L. Cathy Cox
Chairman and Chief Executive Officer	Director
(Principal Executive Officer)
/s/ Kenneth L. Daniels
/s/ Rex S. Schuette	Kenneth L. Daniels
Rex S. Schuette	Director
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)	/s/ Steven J. Goldstein
Steven J. Goldstein
/s/ Alan H. Kumler	Director
Alan H. Kumler
Senior Vice President, Chief Accounting Officer	/s/ Nicholas B. Paumgarten
(Principal Accounting Officer)	Nicholas B. Paumgarten
Director
/s/ H. Lynn Harton
H. Lynn Harton	/s/ Thomas A. Richlovsky
President, Chief Operating Officer and Director	Thomas A. Richlovsky
Director
/s/ W.C. Nelson, Jr.
W. C. Nelson, Jr.	/s/ Tim Wallis
Lead Independent Director	Tim Wallis
Director
/s/ Robert Blalock
Robert Blalock
Director

EXHIBIT INDEX

Exhibit No.	Description

21	Subsidiaries of United.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney of certain officers and directors of United (included on Signature Page).

31.1	Certification by Jimmy C. Tallent, Chairman and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

