Form 10-Q
period 2016-03-31
UNITED COMMUNITY BANKS INC
filed 2016-05-09
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended March 31, 2016

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

YES ☐   NO ☒

Common stock, par value $1 per share 70,305,168 shares voting and 1,258,792 shares non-voting outstanding as of May 2, 2016.

Part I – Financial Information

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015
Interest revenue:
Loans, including fees	$63,976	$49,664
Investment securities, including tax exempt of $166 and $158	15,788	12,058
Deposits in banks and short-term investments	957	812
Total interest revenue	80,721	62,534

Interest expense:
Deposits:
NOW	485	394
Money market	1,108	673
Savings	29	20
Time	642	1,109
Total deposit interest expense	2,264	2,196
Short-term borrowings	87	98
Federal Home Loan Bank advances	733	392
Long-term debt	2,685	2,606
Total interest expense	5,769	5,292
Net interest revenue	74,952	57,242
(Release of) provision for credit losses	(200)	1,800
Net interest revenue after provision for credit losses	75,152	55,442

Fee revenue:
Service charges and fees	10,126	7,615
Mortgage loan and other related fees	3,289	2,755
Brokerage fees	1,053	1,551
Gains from sales of government guaranteed loans	1,237	1,141
Securities gains, net	379	1,539
Loss from prepayment of debt	-	(1,038)
Other	2,522	2,119
Total fee revenue	18,606	15,682
Total revenue	93,758	71,124

Operating expenses:
Salaries and employee benefits	33,062	26,446
Communications and equipment	4,290	3,271
Occupancy	4,723	3,278
Advertising and public relations	864	750
Postage, printing and supplies	1,280	938
Professional fees	2,700	1,919
FDIC assessments and other regulatory charges	1,524	1,209
Amortization of intangibles	1,010	242
Merger-related and other charges	2,653	-
Other	5,779	5,008
Total operating expenses	57,885	43,061
Net income before income taxes	35,873	28,063
Income tax expense	13,578	10,393
Net income	22,295	17,670
Preferred stock dividends	21	-
Net income available to common shareholders	$22,274	$17,670

Earnings per common share:
Basic	$.31	$.29
Diluted	.31	.29
Weighted average common shares outstanding:
Basic	72,162	60,905
Diluted	72,166	60,909

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in thousands)	2016			2015
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Net income	$35,873	$(13,578)	$22,295	$28,063	$(10,393)	$17,670
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	11,697	(4,455)	7,242	13,989	(5,305)	8,684
Reclassification adjustment for gains included in net income	(379)	141	(238)	(1,539)	598	(941)
Net unrealized gains	11,318	(4,314)	7,004	12,450	(4,707)	7,743
Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity	464	(181)	283	484	(182)	302
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	500	(195)	305	425	(165)	260
Unrealized losses on derivative financial instruments accounted for as cash flow hedges	-	-	-	(471)	183	(288)
Net cash flow hedge activity	500	(195)	305	(46)	18	(28)
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	167	(65)	102	159	(62)	97
Net defined benefit pension plan activity	167	(65)	102	159	(62)	97
Total other comprehensive income	12,449	(4,755)	7,694	13,047	(4,933)	8,114
Comprehensive income	$48,322	$(18,333)	$29,989	$41,110	$(15,326)	$25,784

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet (Unaudited)

(in thousands, except share and per share data)	March 31, 2016	December 31, 2015

ASSETS
Cash and due from banks	$93,821	$86,912
Interest-bearing deposits in banks	88,995	153,451
Cash and cash equivalents	182,816	240,363
Securities available for sale	2,405,467	2,291,511
Securities held to maturity (fair value $363,092 and $371,658)	351,700	364,696
Mortgage loans held for sale	26,578	24,231
Loans, net of unearned income	6,106,189	5,995,441
Less allowance for loan losses	(66,310)	(68,448)
Loans, net	6,039,879	5,926,993
Premises and equipment, net	180,690	178,165
Bank owned life insurance	105,803	105,493
Accrued interest receivable	25,893	25,786
Net deferred tax asset	180,371	197,613
Derivative financial instruments	23,488	20,082
Goodwill and other intangible assets	146,409	147,420
Other assets	112,237	94,075
Total assets	$9,781,331	$9,616,428
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$2,370,842	$2,204,755
NOW	1,794,241	1,975,884
Money market	1,630,565	1,599,637
Savings	491,542	471,129
Time	1,233,647	1,282,803
Brokered	439,486	338,985
Total deposits	7,960,323	7,873,193
Repurchase agreements	-	16,640
Federal Home Loan Bank advances	510,125	430,125
Long-term debt	163,955	163,836
Derivative financial instruments	31,374	28,825
Accrued expenses and other liabilities	81,829	85,524
Total liabilities	8,747,606	8,598,143
Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized; Series H; $1,000 stated value; 0 and 9,992 shares issued and outstanding	-	9,992
Common stock, $1 par value; 100,000,000 shares authorized; 66,258,777 and 66,198,477 shares issued and outstanding	66,259	66,198
Common stock, non-voting, $1 par value; 26,000,000 shares authorized; 5,285,516 and 5,285,516 shares issued and outstanding	5,286	5,286
Common stock issuable; 496,515 and 458,953 shares	6,700	6,779
Capital surplus	1,286,884	1,286,361
Accumulated deficit	(313,646)	(330,879)
Accumulated other comprehensive loss	(17,758)	(25,452)
Total shareholders’ equity	1,033,725	1,018,285
Total liabilities and shareholders’ equity	$9,781,331	$9,616,428

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
For the Three Months Ended March 31,

(in thousands, except share and per share data)	Preferred Stock Series H	Common Stock	Non-Voting Common Stock	Common Stock Issuable	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2014	$-	$50,178	$10,081	$5,168	$1,080,508	$(387,568)	$(18,790)	$739,577
Net income						17,670		17,670
Other comprehensive income							8,114	8,114
Common stock issued to dividend reinvestment plan and employee benefit plans (3,689 shares)		4			57			61
Amortization of stock option and restricted stock awards					991			991
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (31,718 shares issued, 51,326 shares deferred)		32		759	(1,129)			(338)
Deferred compensation plan, net, including dividend equivalents				106				106
Shares issued from deferred compensation plan (14,063 shares)		14		(138)	124			-
Common stock dividends ($.05 per share)						(3,035)		(3,035)
Tax on restricted stock vesting					559			559
Balance, March 31, 2015	$-	$50,228	$10,081	$5,895	$1,081,110	$(372,933)	$(10,676)	$763,705

Balance, December 31, 2015	$9,992	$66,198	$5,286	$6,779	$1,286,361	$(330,879)	$(25,452)	$1,018,285
Net income						22,295		22,295
Other comprehensive income							7,694	7,694
Redemption of Series H preferred stock (9,992 shares)	(9,992)							(9,992)
Common stock issued to dividend reinvestment plan and employee benefit plans (5,154 shares)		5			79			84
Amortization of stock option and restricted stock awards					918			918
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (26,385 shares issued, 62,422 shares deferred)		27		912	(1,422)			(483)
Deferred compensation plan, net, including dividend equivalents				116				116
Shares issued from deferred compensation plan (28,761 shares)		29		(1,107)	1,078			-
Common stock dividends ($.07 per share)						(5,041)		(5,041)
Tax on restricted stock vesting					(130)			(130)
Preferred stock dividends, Series H						(21)		(21)
Balance, March 31, 2016	$-	$66,259	$5,286	$6,700	$1,286,884	$(313,646)	$(17,758)	$1,033,725

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015
Operating activities:
Net income	$22,295	$17,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	7,087	5,158
(Release of) provision for credit losses	(200)	1,800
Stock based compensation	918	991
Deferred income tax expense	13,553	8,672
Securities gains, net	(379)	(1,539)
Gains from sales of government guaranteed loans	(1,237)	(1,141)
Net gains and write downs on sales of other real estate owned	(214)	(81)
Loss on prepayment of borrowings	-	1,038
Changes in assets and liabilities:
Other assets and accrued interest receivable	(34,039)	7,106
Accrued expenses and other liabilities	(3,049)	(11,342)
Mortgage loans held for sale	(2,347)	(1,986)
Net cash provided by operating activities	2,388	26,346

Investing activities:
Investment securities held to maturity:
Proceeds from maturities and calls of securities held to maturity	14,207	16,144
Purchases of securities held to maturity	(1,000)	-
Investment securities available for sale:
Proceeds from sales of securities available for sale	61,305	69,467
Proceeds from maturities and calls of securities available for sale	82,029	55,121
Purchases of securities available for sale	(246,666)	(137,305)
Net increase in loans	(101,828)	(121,116)
Funds paid to FDIC under loss sharing agreements	-	(1,198)
Proceeds from sales of premises and equipment	29	-
Purchases of premises and equipment	(5,104)	(1,768)
Proceeds from sale of other real estate	1,524	1,408
Net cash used in investing activities	(195,504)	(119,247)

Financing activities:
Net change in deposits	87,204	111,419
Net change in short-term borrowings	(16,640)	(6,540)
Repayments of trust preferred securities	-	(15,998)
Proceeds from FHLB advances	1,715,000	410,000
Repayments of FHLB advances	(1,635,000)	(410,000)
Retirement of preferred stock	(9,992)	-
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	84	61
Cash dividends on common stock	(5,041)	(3,032)
Cash dividends on preferred stock	(46)	-
Net cash provided by financing activities	135,569	85,910

Net change in cash and cash equivalents	(57,547)	(6,991)

Cash and cash equivalents at beginning of period	240,363	192,655

Cash and cash equivalents at end of period	$182,816	$185,664

Supplemental disclosures of cash flow information:
Interest paid	$7,407	$6,334
Income taxes paid	2,013	1,800
Significant non-cash investing and financing transactions:
Unsettled government guaranteed loan purchases	18,068	-
Unsettled government guaranteed loan sales	6,774	3,671
Transfers of loans to foreclosed properties	1,590	459

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Accounting Policies

The accounting and financial reporting policies of United Community Banks, Inc. (“United”) and its subsidiaries conform to accounting principles generally accepted in the United States of America (“GAAP”) and general banking industry practices. The accompanying interim consolidated financial statements have not been audited. All material intercompany balances and transactions have been eliminated. A more detailed description of United’s accounting policies is included in its Annual Report on Form 10-K for the year ended December 31, 2015.

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

Certain 2015 amounts have been reclassified to conform to the 2016 presentation.

Note 2 –Accounting Standards Updates and Recently Adopted Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with debt discounts. The standard was effective January 1, 2016 and has been retrospectively reflected in the accompanying consolidated balance sheet, with a corresponding reclassification for December 31, 2015 between other assets for $9.68 million, brokered deposits for $7.90 million and long-term debt for $1.78 million.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. For public entities, this update is effective for fiscal years beginning after December 15, 2018, with modified retrospective application to prior periods presented. Upon adoption, United will gross up its balance sheet by the present value of future minimum lease payments. Such payments amounted to $23.5 million at December 31, 2015.

In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. This update clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. For public entities, this update is effective for fiscal years beginning after December 15, 2016, with application on either a prospective or modified retrospective basis. The adoption of this update is not expected to have a material impact on United’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. This update clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. An entity performing the assessment under this update is required to assess the embedded call (put) options solely in accordance with a four-step decision sequence as outlined in the guidance. Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. For public entities, this update is effective for fiscal years beginning after December 15, 2016, with application on a modified retrospective basis. The adoption of this update is not expected to have a material impact on United’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. This update eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. For public entities, this update is effective for fiscal years beginning after December 15, 2016, with application a prospective basis. The adoption of this update is not expected to have a material impact on United’s consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments require that excess tax benefits and deficiencies be recognized as income tax expense or benefit in the income statement and as an operating activity in the statement of cash flows. In addition, an entity can make a policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The guidance modifies the threshold to qualify for equity classification to permit withholding up to the maximum statutory tax rate and clarifies that cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. For public entities, this update is effective for fiscal years beginning after December 15, 2016. The adoption of this update is not expected to have a material impact on United’s consolidated financial statements.

Note 3 – Balance Sheet Offsetting and Repurchase Agreements Accounted for as Secured Borrowings

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

The following table presents a summary of amounts outstanding under reverse repurchase agreements and derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements as of the dates indicated (in thousands).

	Gross Amounts of	Gross Amounts Offset on		Gross Amounts not Offset in the Balance Sheet
March 31, 2016	Recognized Assets	the Balance Sheet	Net Asset Balance	Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$350,000	$(350,000)	$-	$-	$-	$-
Derivatives	23,488	-	23,488	(1,384)	(4,845)	17,259
Total	$373,488	$(350,000)	$23,488	$(1,384)	$(4,845)	$17,259
Weighted average interest rate of reverse repurchase agreements	1.45%

	Gross Amounts of	Gross Amounts Offset on	Net	Gross Amounts not Offset in the Balance Sheet
	Recognized Liabilities	the Balance Sheet	Liability Balance	Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$350,000	$(350,000)	$-	$-	$-	$-
Derivatives	31,374	-	31,374	(1,384)	(28,998)	992
Total	$381,374	$(350,000)	$31,374	$(1,384)	$(28,998)	$992
Weighted average interest rate of repurchase agreements	.59%

	Gross Amounts of	Gross Amounts Offset on		Gross Amounts not Offset in the Balance Sheet
December 31, 2015	Recognized Assets	the Balance Sheet	Net Asset Balance	Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$400,000	$(400,000)	$-	$-	$-	$-
Derivatives	20,082	-	20,082	(519)	(3,729)	15,834
Total	$420,082	$(400,000)	$20,082	$(519)	$(3,729)	$15,834
Weighted average interest rate of reverse repurchase agreements	1.34%

	Gross Amounts of	Gross Amounts Offset on	Net	Gross Amounts not Offset in the Balance Sheet
	Recognized Liabilities	the Balance Sheet	Liability Balance	Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$400,000	$(400,000)	$-	$-	$-	$-
Derivatives	28,825	-	28,825	(519)	(30,917)	-
Total	$428,825	$(400,000)	$28,825	$(519)	$(30,917)	$-
Weighted average interest rate of repurchase agreements	.50%

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At March 31, 2016, United recognized the right to reclaim cash collateral of $28.7 million and the obligation to return cash collateral of $4.37 million. At December 31, 2015, United recognized the right to reclaim cash collateral of $6.26 million and the obligation to return cash collateral of $3.73 million. The right to reclaim cash collateral and the obligation to return cash collateral were included in the consolidated balance sheet in other assets and other liabilities, respectively.

The following table presents additional detail regarding repurchase agreements accounted for as secured borrowings and the securities underlying these agreements as of the dates indicated (in thousands).

	Remaining Contractual Maturity of the Agreements
As of March 31, 2016	Overnight and Continuous	Up to 30 Days	30 to 90 Days	91 to 110 days	Total

U.S. Treasuries	$-	$-	$50,000	$50,000	$100,000
Mortgage-backed securities	-	50,000	50,000	150,000	250,000
Total	$-	$50,000	$100,000	$200,000	$350,000
Gross amount of recognized liabilities for repurchase agreements in offsetting disclosure					$350,000
Amounts related to agreements not included in offsetting disclosure					$-

	Remaining Contractual Maturity of the Agreements
As of December 31, 2015	Overnight and Continuous	Up to 30 Days	30 to 90 Days	91 to 110 days	Total

U.S. Treasuries	$-	$-	$100,000	$-	$100,000
U.S. Government agencies	32	-	-	-	32
Mortgage-backed securities	16,608	25,000	175,000	100,000	316,608

Total	$16,640	$25,000	$275,000	$100,000	$416,640
Gross amount of recognized liabilities for repurchase agreements in offsetting disclosure					$400,000
Amounts related to agreements not included in offsetting disclosure					$16,640

United is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price. United manages this risk by maintaining an unpledged securities portfolio that it believes is sufficient to cover a decline in the market value of the securities sold under agreements to repurchase.

Note 4 – Securities

The amortized cost basis, unrealized gains and losses and fair value of securities held-to-maturity as of the dates indicated are as follows (in thousands).

As of March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

State and political subdivisions	$61,499	$4,904	$-	$66,403
Mortgage-backed securities (1)	290,201	6,867	379	296,689
Total	$351,700	$11,771	$379	$363,092

As of December 31, 2015

State and political subdivisions	$62,073	$3,211	$-	$65,284
Mortgage-backed securities (1)	302,623	5,424	1,673	306,374
Total	$364,696	$8,635	$1,673	$371,658

(1) All are residential type mortgage-backed securities or U.S. government agency commercial mortgage backed securities.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The cost basis, unrealized gains and losses, and fair value of securities available-for-sale as of the dates indicated are presented below (in thousands).

As of March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasuries	$140,574	$2,477	$-	$143,051
U.S. Government agencies	85,891	1,053	21	86,923
State and political subdivisions	73,361	781	2	74,140
Mortgage-backed securities (1)	1,253,173	17,511	3,349	1,267,335
Corporate bonds	308,064	1,920	1,522	308,462
Asset-backed securities	531,488	504	9,374	522,618
Other	2,938	-	-	2,938
Total	$2,395,489	$24,246	$14,268	$2,405,467

As of December 31, 2015

U.S. Treasuries	$169,034	$156	$484	$168,706
U.S. Government agencies	112,394	385	439	112,340
State and political subdivisions	56,265	461	458	56,268
Mortgage-backed securities (1)	1,108,206	12,077	7,165	1,113,118
Corporate bonds	308,102	933	3,009	306,026
Asset-backed securities	538,679	569	6,006	533,242
Other	1,811	-	-	1,811
Total	$2,294,491	$14,581	$17,561	$2,291,511

(1) All are residential type mortgage-backed securities or U.S. government agency commercial mortgage backed securities.

Securities with a carrying value of $1.36 billion and $1.63 billion were pledged to secure public deposits, derivatives and other secured borrowings at March 31, 2016 and December 31, 2015, respectively.

The following table summarizes held-to-maturity securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
As of March 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed securities	$52,172	$175	$12,889	$204	$65,061	$379
Total unrealized loss position	$52,172	$175	$12,889	$204	$65,061	$379

As of December 31, 2015

Mortgage-backed securities	$140,362	$1,331	$13,127	$342	$153,489	$1,673
Total unrealized loss position	$140,362	$1,331	$13,127	$342	$153,489	$1,673

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes available-for-sale securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
As of March 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasuries	$-	$-	$-	$-	$-	$-
U.S. Government agencies	7,600	21	-	-	7,600	21
State and political subdivisions	1,664	2	-	-	1,664	2
Mortgage-backed securities	89,267	648	159,558	2,701	248,825	3,349
Corporate bonds	105,223	1,172	650	350	105,873	1,522
Asset-backed securities	379,984	9,106	4,805	268	384,789	9,374
Total unrealized loss position	$583,738	$10,949	$165,013	$3,319	$748,751	$14,268

As of December 31, 2015

U.S. Treasuries	$126,066	$484	$-	$-	$126,066	$484
U.S. Government agencies	74,189	439	-	-	74,189	439
State and political subdivisions	27,014	458	-	-	27,014	458
Mortgage-backed securities	274,005	2,580	173,254	4,585	447,259	7,165
Corporate bonds	221,337	2,759	750	250	222,087	3,009
Asset-backed securities	358,940	5,746	4,816	260	363,756	6,006
Total unrealized loss position	$1,081,551	$12,466	$178,820	$5,095	$1,260,371	$17,561

At March 31, 2016, there were 138 available-for-sale securities and 12 held-to-maturity securities that were in an unrealized loss position. United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at March 31, 2016 were primarily attributable to changes in interest rates and declining prices in the equity markets.

Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. No impairment charges were recognized during the three months ended March 31, 2016 or 2015.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes available-for-sale securities sales activity for the three months ended March 31, 2016 and 2015 (in thousands).

	Three Months Ended March 31,
	2016	2015

Proceeds from sales	$61,305	$69,467

Gross gains on sales	$673	$1,539
Gross losses on sales	(294)	-

Net gains on sales of securities	$379	$1,539

Income tax expense attributable to sales	$141	$598

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The amortized cost and fair value of held-to-maturity and available-for-sale securities at March 31, 2016, by contractual maturity, are presented in the following table (in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

US Treasuries:
1 to 5 years	$66,071	$66,859	$-	$-
5 to 10 years	74,503	76,192	-	-
	140,574	143,051	-	-

US Government agencies:
1 to 5 years	12,943	12,938	-	-
5 to 10 years	72,948	73,985	-	-
	85,891	86,923	-	-

State and political subdivisions:
Within 1 year	1,443	1,446	3,503	3,528
1 to 5 years	10,603	10,838	15,638	16,614
5 to 10 years	52,851	53,189	21,579	23,862
More than 10 years	8,464	8,667	20,779	22,399
	73,361	74,140	61,499	66,403

Corporate bonds:
1 to 5 years	223,383	223,309	-	-
5 to 10 years	52,286	53,259	-	-
More than 10 years	32,395	31,894	-	-
	308,064	308,462	-	-

Asset-backed securities:
1 to 5 years	24,284	24,356	-	-
5 to 10 years	264,883	259,436	-	-
More than 10 years	242,321	238,826	-	-
	531,488	522,618	-	-

Other:
More than 10 years	2,938	2,938	-	-
	2,938	2,938	-	-

Total securities other than mortgage-backed securities:
Within 1 year	1,443	1,446	3,503	3,528
1 to 5 years	337,284	338,300	15,638	16,614
5 to 10 years	517,471	516,061	21,579	23,862
More than 10 years	286,118	282,325	20,779	22,399

Mortgage-backed securities	1,253,173	1,267,335	290,201	296,689
	$2,395,489	$2,405,467	$351,700	$363,092

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5 – Loans and Allowance for Credit Losses

Major classifications of loans are summarized as of the dates indicated as follows (in thousands).

	March 31, 2016	December 31, 2015

Owner occupied commercial real estate	$1,434,152	$1,493,966
Income producing commercial real estate	879,880	823,729
Commercial & industrial	854,794	785,417
Commercial construction	353,855	342,078
Total commercial	3,522,681	3,445,190
Residential mortgage	1,031,653	1,029,663
Home equity lines of credit	604,208	597,806
Residential construction	347,864	351,700
Consumer installment	125,303	115,111
Indirect auto	474,480	455,971
Total loans	6,106,189	5,995,441
Less allowance for loan losses	(66,310)	(68,448)
Loans, net	$6,039,879	$5,926,993

At March 31, 2016 and December 31, 2015, loans totaling $2.75 billion and $2.44 billion, respectively, were pledged as collateral to secure Federal Home Loan Bank advances and other contingent funding sources.

At March 31, 2016, the carrying value and outstanding balance of purchased credit impaired (“PCI”) loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, were $43.9 million and $60.7 million, respectively. At December 31, 2015, the carrying value and outstanding balance of PCI loans were $51.3 million and $71.0 million, respectively. The following table presents changes in the value of the accretable yield for acquired loans accounted for under ASC 310-30 for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015

Balance at beginning of period	$4,279	$-
Accretion	(1,315)	-
Reclassification from nonaccretable difference	646	-
Changes in expected cash flows that do not affect nonaccretable difference	534	-
Balance at end of period	$4,144	$-

In addition to the accretable yield on loans accounted for under ASC 310-30, the fair value adjustments on purchased loans outside the scope of ASC 310-30 are also accreted to interest income over the life of the loans. At March 31, 2016 and December 31, 2015, the remaining accretable fair value marks on loans acquired through a business combination and not accounted for under ASC 310-30 were $6.48 million and $7.03 million, respectively. In addition, indirect auto loans purchased at a premium outside of a business combination have a remaining premium of $12.7 million and $12.0 million, respectively, as of March 31, 2016 and December 31, 2015.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the balance and activity in the allowance for credit losses by portfolio segment for the periods indicated (in thousands).

Three Months Ended March 31, 2016	Beginning Balance	Charge- Offs	Recoveries	(Release) Provision	Ending Balance

Owner occupied commercial real estate	$16,732	$(402)	$97	$437	$16,864
Income producing commercial real estate	8,235	(222)	11	(2,004)	6,020
Commercial & industrial	4,442	(572)	289	(1,006)	3,153
Commercial construction	5,583	(287)	-	3,642	8,938
Residential mortgage	17,232	(176)	127	(2,978)	14,205
Home equity lines of credit	6,042	(723)	91	585	5,995
Residential construction	7,961	(59)	163	969	9,034
Consumer installment	828	(479)	206	218	773
Indirect auto	1,393	(233)	31	137	1,328
Total allowance for loan losses	68,448	(3,153)	1,015	-	66,310
Allowance for unfunded commitments	2,542	-	-	(200)	2,342
Total allowance for credit losses	$70,990	$(3,153)	$1,015	$(200)	$68,652

Three Months Ended March 31, 2015	Beginning Balance	Charge- Offs	Recoveries	(Release) Provision	Ending Balance

Owner occupied commercial real estate	$16,041	$(368)	$11	$(732)	$14,952
Income producing commercial real estate	10,296	(248)	7	(400)	9,655
Commercial & industrial	3,255	(469)	128	528	3,442
Commercial construction	4,747	(22)	-	610	5,335
Residential mortgage	20,311	(578)	162	243	20,138
Home equity lines of credit	4,574	(73)	14	(194)	4,321
Residential construction	10,603	(1,140)	79	668	10,210
Consumer installment	731	(326)	376	(68)	713
Indirect auto	1,061	(128)	13	295	1,241
Total allowance for loan losses	71,619	(3,352)	790	950	70,007
Allowance for unfunded commitments	1,930	-	-	850	2,780
Total allowance for credit losses	$73,549	$(3,352)	$790	$1,800	$72,787

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table represents the recorded investment in loans by portfolio segment and the balance of the allowance for loan losses assigned to each segment based on the method of evaluating the loans for impairment as of the dates indicated (in thousands).

	Allowance for Loan Losses
	March 31, 2016				December 31, 2015
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance

Owner occupied commercial real estate	$1,374	$15,490	$-	$16,864	$1,465	$15,267	$-	$16,732
Income producing commercial real estate	401	5,619	-	6,020	961	7,274	-	8,235
Commercial & industrial	54	3,099	-	3,153	280	4,162	-	4,442
Commercial construction	34	8,904	-	8,938	13	5,570	-	5,583
Residential mortgage	1,850	12,347	8	14,205	3,885	13,347	-	17,232
Home equity lines of credit	1	5,994	-	5,995	6	6,036	-	6,042
Residential construction	98	8,936	-	9,034	174	7,787	-	7,961
Consumer installment	7	766	-	773	13	815	-	828
Indirect auto	-	1,328	-	1,328	-	1,393	-	1,393
Total allowance for loan losses	3,819	62,483	8	66,310	6,797	61,651	-	68,448
Allowance for unfunded commitments	-	2,342	-	2,342	-	2,542	-	2,542
Total allowance for credit losses	$3,819	$64,825	$8	$68,652	$6,797	$64,193	$-	$70,990

	Loans Outstanding
	March 31, 2016				December 31, 2015
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance

Owner occupied commercial real estate	$31,231	$1,393,537	$9,384	$1,434,152	$38,268	$1,442,024	$13,674	$1,493,966
Income producing commercial real estate	24,811	832,546	22,523	879,880	23,013	772,945	27,771	823,729
Commercial & industrial	2,366	850,994	1,434	854,794	3,339	781,423	655	785,417
Commercial construction	1,527	347,337	4,991	353,855	10,616	329,320	2,142	342,078
Residential mortgage	19,821	1,008,435	3,397	1,031,653	19,627	1,005,860	4,176	1,029,663
Home equity lines of credit	63	602,570	1,575	604,208	167	595,951	1,688	597,806
Residential construction	5,256	342,050	558	347,864	7,900	342,677	1,123	351,700
Consumer installment	331	124,961	11	125,303	329	114,741	41	115,111
Indirect auto	795	473,655	30	474,480	749	455,173	49	455,971
Total loans	$86,201	$5,976,085	$43,903	$6,106,189	$104,008	$5,840,114	$51,319	$5,995,441

Excluding loans accounted for under ASC 310-30, management individually evaluates all loans that are on nonaccrual with a balance of $500,000 or greater and all troubled debt restructurings (“TDRs”) for impairment. In addition, management reviews all accruing substandard loans greater than $2 million to determine if the loan is impaired. A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the original contractual terms of the loan will not be collected. All TDRs are considered impaired regardless of accrual status. Impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. For TDRs less than $500,000, impairment is estimated based on the average impairment of TDRs greater than $500,000 by loan category. For loan types that do not have TDRs greater than $500,000, the average impairment for all TDR loans is used to quantify the amount of required specific reserve. A specific reserve is established for impaired loans for the amount of calculated impairment. Interest payments received on impaired nonaccrual loans are applied as a reduction of the outstanding principal balance. For impaired loans not on nonaccrual status, interest is accrued according to the terms of the loan agreement. Loans are evaluated for impairment quarterly and specific reserves are established in the allowance for loan losses for any measured impairment.

Each quarter, management prepares an analysis of the allowance for credit losses to determine the appropriate balance that measures and quantifies the amount of probable incurred losses in the loan portfolio and unfunded loan commitments. The allowance is comprised of specific reserves on individually impaired loans, which are determined as described above, and general reserves which are determined based on historical loss experience as adjusted for current trends and economic conditions multiplied by a loss emergence period factor. Management uses eight quarters of historical loss experience to determine the loss factors to be used in the reserve calculation for loans evaluated in the aggregate. Eight quarters has been determined to be an appropriate time period as it is recent enough to be relevant to current conditions and covers a length of time sufficient to minimize distortions caused by nonrecurring and unusual activity that might otherwise influence a shorter time period. Beginning with the first quarter of 2015, management began applying equal weight to all eight quarters to capture the full range of the loss cycle. Management believes the current weightings are appropriate to measure the probable losses incurred within the loan portfolio.

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

When a loan officer determines that a loan is uncollectible, he or she is responsible for recommending that the loan be placed on nonaccrual status and charged off. Full or partial charge-offs may also be recommended by the Collections Department, the Special Assets Department, the Loss Mitigation Department and the Foreclosure/OREO Department. Nonaccrual real estate loans are generally charged down to 80% of the appraised value of the underlying collateral at the time they are placed on nonaccrual status in order to approximate fair value less costs to sell.

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

The following table presents loans individually evaluated for impairment by class of loans as of the dates indicated (in thousands).

	March 31, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Owner occupied commercial real estate	$8,794	$8,136	$-	$14,793	$14,460	$-
Income producing commercial real estate	14,673	14,597	-	13,044	12,827	-
Commercial & industrial	-	-	-	493	469	-
Commercial construction	-	-	-	-	-	-
Total commercial	23,467	22,733	-	28,330	27,756	-
Residential mortgage	692	689	-	791	791	-
Home equity lines of credit	-	-	-	-	-	-
Residential construction	856	856	-	3,731	3,429	-
Consumer installment	-	-	-	-	-	-
Indirect auto	795	795	-	749	749	-
Total with no related allowance recorded	25,810	25,073	-	33,601	32,725	-

With an allowance recorded:
Owner occupied commercial real estate	23,619	23,095	1,374	24,043	23,808	1,465
Income producing commercial real estate	10,330	10,214	401	10,281	10,186	961
Commercial & industrial	2,451	2,366	54	2,957	2,870	280
Commercial construction	1,702	1,527	34	10,787	10,616	13
Total commercial	38,102	37,202	1,863	48,068	47,480	2,719
Residential mortgage	19,686	19,132	1,850	19,346	18,836	3,885
Home equity lines of credit	63	63	1	167	167	6
Residential construction	4,787	4,400	98	4,854	4,471	174
Consumer installment	359	331	7	354	329	13
Indirect auto	-	-	-	-	-	-
Total with an allowance recorded	62,997	61,128	3,819	72,789	71,283	6,797
Total	$88,807	$86,201	$3,819	$106,390	$104,008	$6,797

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Excluding PCI loans, there were no loans more than 90 days past due and still accruing interest at March 31, 2016 or December 31, 2015. Nonaccrual loans include both homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans. United’s policy is to place loans on nonaccrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in full or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is classified on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Principal and interest payments received on a nonaccrual loan are applied to reduce outstanding principal.

PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered to be performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. No PCI loans were classified as nonaccrual at March 31, 2016 or December 31, 2015 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms was approximately $254,000 and $260,000 for the three months ended March 31, 2016 and 2015, respectively. The gross additional interest revenue that would have been earned for the three months ended March 31, 2016 and 2015 had performing TDRs performed in accordance with the original terms is immaterial.

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired are presented below for the periods indicated (in thousands).

	2016			2015
Three Months Ended March 31,	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received
Owner occupied commercial real estate	$31,502	$430	$447	$36,989	$460	$459
Income producing commercial real estate	24,950	284	302	21,424	267	275
Commercial & industrial	2,446	31	27	4,023	38	37
Commercial construction	1,532	22	23	12,273	116	121
Total commercial	60,430	767	799	74,709	881	892
Residential mortgage	19,980	206	203	22,085	226	233
Home equity lines of credit	63	1	1	478	5	5
Residential construction	5,317	67	63	10,575	120	126
Consumer installment	341	6	7	153	3	3
Indirect auto	784	11	11	-	-	-
Total	$86,915	$1,058	$1,084	$108,000	$1,235	$1,259

The following table presents the recorded investment in nonaccrual loans by loan class as of the dates indicated (in thousands).

	March 31,	December 31,
	2016	2015

Owner occupied commercial real estate	$6,775	$7,036
Income producing commercial real estate	2,959	2,595
Commercial & industrial	978	892
Commercial construction	266	328
Total commercial	10,978	10,851
Residential mortgage	8,037	8,555
Home equity lines of credit	1,198	851
Residential construction	1,122	1,398
Consumer installment	211	175
Indirect auto	873	823
Total	$22,419	$22,653

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the aging of the recorded investment in past due loans by class of loans as of the dates indicated (in thousands).

	Loans Past Due				Loans Not
As of March 31, 2016	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Past Due	PCI Loans	Total
Owner occupied commercial real estate	$2,849	$815	$2,692	$6,356	$1,418,412	$9,384	$1,434,152
Income producing commercial real estate	1,029	163	867	2,059	855,298	22,523	879,880
Commercial & industrial	623	234	456	1,313	852,047	1,434	854,794
Commercial construction	79	-	-	79	348,785	4,991	353,855
Total commercial	4,580	1,212	4,015	9,807	3,474,542	38,332	3,522,681
Residential mortgage	5,931	1,392	2,537	9,860	1,018,396	3,397	1,031,653
Home equity lines of credit	2,209	560	592	3,361	599,272	1,575	604,208
Residential construction	819	219	259	1,297	346,009	558	347,864
Consumer installment	531	58	43	632	124,660	11	125,303
Indirect auto	644	464	531	1,639	472,811	30	474,480
Total loans	$14,714	$3,905	$7,977	$26,596	$6,035,690	$43,903	$6,106,189

As of December 31, 2015
Owner occupied commercial real estate	$3,733	$1,686	$1,400	$6,819	$1,473,473	$13,674	$1,493,966
Income producing commercial real estate	204	1,030	621	1,855	794,103	27,771	823,729
Commercial & industrial	858	88	489	1,435	783,327	655	785,417
Commercial construction	159	-	76	235	339,701	2,142	342,078
Total commercial	4,954	2,804	2,586	10,344	3,390,604	44,242	3,445,190
Residential mortgage	5,111	1,338	3,544	9,993	1,015,494	4,176	1,029,663
Home equity lines of credit	1,118	188	287	1,593	594,525	1,688	597,806
Residential construction	2,180	239	344	2,763	347,814	1,123	351,700
Consumer installment	610	115	83	808	114,262	41	115,111
Indirect auto	611	311	561	1,483	454,439	49	455,971
Total loans	$14,584	$4,995	$7,405	$26,984	$5,917,138	$51,319	$5,995,441

As of March 31, 2016 and December 31, 2015, $3.00 million and $6.37 million, respectively, of specific reserves were allocated to customers whose loan terms have been modified in TDRs. United committed to lend additional amounts totaling up to $148,000 and $224,000 as of March 31, 2016 and December 31, 2015, respectively, to customers with outstanding loans that are classified as TDRs.

The modification of the terms of the TDRs included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the amortization period that would not otherwise be considered in the current market for new debt with similar risk characteristics; a restructuring of the borrower’s debt into an “A/B note structure” where the A note would fall within the borrower’s ability to pay and the remainder would be included in the B note; a mandated bankruptcy restructuring; or interest-only payment terms greater than 90 days where the borrower is unable to amortize the loan. Modified PCI loans are not accounted for as TDRs because they are not separated from the pools, and as such are not classified as impaired loans.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents information on TDRs, including the number of loan contracts restructured and the pre- and post-modification recorded investment as of the dates indicated (dollars in thousands).

	March 31, 2016			December 31, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Owner occupied commercial real estate	56	$28,076	$27,291	54	$32,544	$32,058
Income producing commercial real estate	30	20,630	20,630	29	15,703	15,629
Commercial & industrial	24	2,289	2,209	26	2,955	2,870
Commercial construction	9	1,696	1,527	14	10,785	10,616
Total commercial	119	52,691	51,657	123	61,987	61,173
Residential mortgage	175	19,445	19,132	173	19,101	18,836
Home equity lines of credit	1	63	63	2	167	167
Residential construction	43	5,585	5,256	44	5,663	5,334
Consumer installment	22	352	331	22	348	329
Indirect auto	52	795	795	49	749	749
Total loans	412	$78,931	$77,234	413	$88,015	$86,588

Loans modified under the terms of a TDR during the three months ended March 31, 2016 and 2015 are presented in the table below. In addition, the following table presents loans modified under the terms of a TDR within the past 12 months that became 90 days or more delinquent since restructure (dollars in thousands).

	New TDRs			TDRs Modified Within the Past 12 Months That Have Subsequently Defaulted
Three months ended March 31, 2016	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Recorded Investment
Owner occupied commercial real estate	3	$649	$649	1	$247
Income producing commercial real estate	-	-	-	-	-
Commercial & industrial	1	197	197	-	-
Commercial construction	-	-	-	-	-
Total commercial	4	846	846	1	247
Residential mortgage	7	799	763	-	-
Home equity lines of credit	-	-	-	-	-
Residential construction	1	66	66	-	-
Consumer installment	1	20	20	-	-
Indirect auto	-	-	-	-	-
Total loans	13	$1,731	$1,695	1	$247

Three months ended March 31, 2015
Owner occupied commercial real estate	2	$4,497	$4,497	-	$-
Income producing commercial real estate	2	255	255	-	-
Commercial & industrial	2	188	188	-	-
Commercial construction	-	-	-	-	-
Total commercial	6	4,940	4,940	-	-
Residential mortgage	15	1,598	1,598	-	-
Home equity lines of credit	-	-	-	-	-
Residential construction	-	-	-	-	-
Consumer installment	1	3	3	1	30
Indirect auto	-	-	-	-	-
Total loans	22	$6,541	$6,541	1	$30

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

Consumer Purpose Loans. United applies a pass / fail grading system to all consumer purpose loans. Under the pass / fail grading system, consumer purpose loans that become past due 90 days are classified as “fail” and all other loans are classified as “pass”. For reporting purposes, consumer purpose loans classified as “fail” are reported in the substandard column and all other consumer purpose loans are reported in the “pass” column.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Based on the most recent analysis performed, the risk category of loans by class of loans as of the dates indicated is as follows (in thousands).

As of March 31, 2016	Pass	Watch	Substandard	Doubtful / Loss	Total
Owner occupied commercial real estate	$1,362,185	$27,700	$34,883	$-	$1,424,768
Income producing commercial real estate	830,360	6,997	20,000	-	857,357
Commercial & industrial	834,535	10,004	8,821	-	853,360
Commercial construction	343,618	4,049	1,197	-	348,864
Total commercial	3,370,698	48,750	64,901	-	3,484,349
Residential mortgage	985,272	5,415	37,569	-	1,028,256
Home equity lines of credit	596,641	25	5,967	-	602,633
Residential construction	335,814	3,736	7,756	-	347,306
Consumer installment	124,429	-	863	-	125,292
Indirect auto	472,094	-	2,356	-	474,450
Total loans, excluding PCI loans	$5,884,948	$57,926	$119,412	$-	$6,062,286

Owner occupied commercial real estate	$1,440	$3,136	$4,808	$-	$9,384
Income producing commercial real estate	3,848	5,732	12,943	-	22,523
Commercial & industrial	60	61	1,313	-	1,434
Commercial construction	1,671	2,924	396	-	4,991
Total commercial	7,019	11,853	19,460	-	38,332
Residential mortgage	-	382	3,015	-	3,397
Home equity lines of credit	217	-	1,358	-	1,575
Residential construction	321	33	204	-	558
Consumer installment	1	-	10	-	11
Indirect auto	-	-	30	-	30
Total PCI loans	$7,558	$12,268	$24,077	$-	$43,903

As of December 31, 2015
Owner occupied commercial real estate	$1,414,353	$24,175	$41,764	$-	$1,480,292
Income producing commercial real estate	771,792	4,151	20,015	-	795,958
Commercial & industrial	770,287	8,171	6,304	-	784,762
Commercial construction	335,571	3,069	1,296	-	339,936
Total commercial	3,292,003	39,566	69,379	-	3,400,948
Residential mortgage	985,109	5,070	35,308	-	1,025,487
Home equity lines of credit	589,749	24	6,345	-	596,118
Residential construction	335,341	3,813	11,423	-	350,577
Consumer installment	114,178	-	892	-	115,070
Indirect auto	453,935	-	1,987	-	455,922
Total loans, excluding PCI loans	$5,770,315	$48,473	$125,334	$-	$5,944,122

Owner occupied commercial real estate	$1,811	$6,705	$4,809	$349	$13,674
Income producing commercial real estate	9,378	5,766	12,627	-	27,771
Commercial & industrial	17	83	505	50	655
Commercial construction	1,698	6	438	-	2,142
Total commercial	12,904	12,560	18,379	399	44,242
Residential mortgage	-	410	3,766	-	4,176
Home equity lines of credit	214	-	1,474	-	1,688
Residential construction	345	39	227	512	1,123
Consumer installment	1	-	40	-	41
Indirect auto	-	-	49	-	49
Total PCI loans	$13,464	$13,009	$23,935	$911	$51,319

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the details regarding amounts reclassified out of accumulated other comprehensive income for the periods indicated (in thousands).

Details about Accumulated Other	Amounts Reclassified from Accumulated Other Comprehensive Income For the three months ended March 31,		Affected Line Item in the Statement
Comprehensive Income Components	2016	2015	Where Net Income is Presented

Realized gains on available-for-sale securities:
	$379	$1,539	Securities gains, net
	(141)	(598)	Tax expense
	$238	$941	Net of tax

Amortization of losses included in net income on available-for-sale securities transferred to held to maturity:
	$(464)	$(484)	Investment securities interest revenue
	181	182	Tax benefit
	$(283)	$(302)	Net of tax

Gains included in net income on derivative financial instruments accounted for as cash flow hedges:
Amortization of losses on de-designated positions	$(7)	$(48)	Deposits in banks and short-term investments interest revenue
Amortization of losses on de-designated positions	(191)	(119)	Money market deposit interest expense
Amortization of losses on de-designated positions	(302)	(258)	Federal Home Loan Bank advances interest expense
	(500)	(425)	Total before tax
	195	165	Tax benefit
	$(305)	$(260)	Net of tax

Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan:
Prior service cost	$(125)	$(91)	Salaries and employee benefits expense
Actuarial losses	(42)	(68)	Salaries and employee benefits expense
	(167)	(159)	Total before tax
	65	62	Tax benefit
	$(102)	$(97)	Net of tax

Total reclassifications for the period	$(452)	$282	Net of tax

Amounts shown above in parentheses reduce earnings

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

During the three months ended March 31, 2016, United accrued dividends of $21,000 on its Series H preferred stock. The preferred stock dividends were subtracted from net income in order to arrive at net income available to common shareholders. During the three months ended March 31, 2015, United did not accrue any dividends on its preferred stock.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended March 31,
	2016	2015

Net income available to common shareholders	$22,274	$17,670

Weighted average shares outstanding:
Basic	72,162	60,905
Effect of dilutive securities
Stock options	4	4
Diluted	72,166	60,909

Net income per common share:
Basic	$.31	$.29
Diluted	$.31	$.29

At March 31, 2016, United had the following potentially dilutive stock options and warrants outstanding: a warrant to purchase 219,909 shares of common stock at $61.40 per share; 235,771 shares of common stock issuable upon exercise of stock options granted to employees with a weighted average exercise price of $89.61; and 597,240 shares of common stock issuable upon completion of vesting of restricted stock unit awards.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the fair value of United’s derivative financial instruments as of the dates indicated as well as their classification on the consolidated balance sheet (in thousands).

Derivatives designated as hedging instruments under ASC 815
		Fair Value
Interest Rate Products	Balance Sheet Location	March 31, 2016	December 31, 2015
Fair value hedge of brokered CD’s	Derivative assets	$86	$-
Fair value hedge of corporate bonds	Derivative assets	-	31
		$86	$31

Fair value hedge of brokered CD’s	Derivative liabilities	$61	$2,169
Fair value hedge of corporate bonds	Derivative liabilities	1,584	-
		$1,645	$2,169
Derivatives not designated as hedging instruments under ASC 815
		Fair Value
Interest Rate Products	Balance Sheet Location	March 31, 2016	December 31, 2015
Customer swap positions	Derivative assets	$12,895	$6,185
Dealer offsets to customer swap positions	Derivative assets	-	31
Mortgage banking - loan commitment	Derivative assets	188	188
Mortgage banking - forward sales commitment	Derivative assets	2	1
Bifurcated embedded derivatives	Derivative assets	3,727	9,230
Offsetting positions for de-designated cash flow hedges	Derivative assets	6,590	4,416
		$23,402	$20,051

Customer swap positions	Derivative liabilities	$-	$31
Dealer offsets to customer swap positions	Derivative liabilities	12,966	6,339
Mortgage banking - forward sales commitment	Derivative liabilities	22	22
Dealer offsets to bifurcated embedded derivatives	Derivative liabilities	10,151	15,794
De-designated cash flow hedges	Derivative liabilities	6,590	4,470
		$29,729	$26,656

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

Cash Flow Hedges of Interest Rate Risk

At March 31, 2016 and December 31, 2015 United did not have any active cash flow hedges. Changes in United’s balance sheet composition and interest rate risk position made cash flow hedges no longer necessary as protection against rising interest rates and as a result, United de-designated its former cash flow hedges. The loss remaining in other comprehensive income on the de-designated swaps is being amortized into earnings over the original term of the swaps as the forecasted transactions that the swaps were originally designated to hedge are still expected to occur. United expects that $1.80 million will be reclassified as an increase to interest expense over the next twelve months related to these cash flow hedges.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the effect of United’s cash flow hedges on the consolidated statement of income for the periods indicated (in thousands).

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2016	2015	Location	2016	2015	Location	2016	2015

Three Months Ended March 31,

Interest rate swaps	$-	$(471)	Interest expense	$(500)	$(425)	Interest expense	$-	$(7)

Fair Value Hedges of Interest Rate Risk

United is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in interest rates. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in interest rates. Interest rate swaps designated as fair value hedges of brokered deposits involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate swaps designated as fair value hedges of fixed-rate investments involve the receipt of variable-rate payments from a counterparty in exchange for United making fixed-rate payments over the life of the instrument without the exchange of the underlying notional amount. At March 31, 2016, United had nine interest rate swaps with an aggregate notional amount of $103 million that were designated as fair value hedges of interest rate risk and were pay-variable / receive-fixed swaps hedging the changes in the fair value of fixed-rate brokered time deposits resulting from changes in interest rates. Also at March 31, 2016, United had one interest rate swap with a notional of $30 million that was designated as a pay-fixed / receive variable fair value hedge of changes in the fair value of a fixed-rate corporate bond. At December 31, 2015, United had 13 interest rate swaps with an aggregate notional amount of $156 million that were designated as fair value hedges of interest rate risk. These contracts were pay-variable / receive-fixed swaps hedging changes in the fair value of fixed-rate brokered time deposits resulting from changes in interest rates. Also at December 31, 2015, United had one interest rate swap with a notional of $30 million that was designated as a pay-fixed / receive variable fair value hedge of changes in the fair value of a fixed-rate corporate bond.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives. During the three months ended March 31, 2016 and 2015, United recognized net gains of $638,000 and net losses of $37,000, respectively, related to ineffectiveness in the fair value hedging relationships. United also recognized net reductions of interest expense of $790,000 and $1.14 million, respectively, for the three months ended March 31, 2016 and 2015 related to United’s fair value hedges of brokered time deposits, which includes net settlements on the derivatives. United recognized reductions of interest revenue on securities during the three months ended March 31, 2016 and 2015 of $129,000 and $74,000, respectively, related to United’s fair value hedges of corporate bonds.

The table below presents the effect of United’s derivatives in fair value hedging relationships on the consolidated statement of operations for the periods indicated (in thousands).

	Location of Gain	Amount of Gain (Loss)		Amount of Gain (Loss)
	(Loss) Recognized	Recognized in Income		Recognized in Income
	in Income on	on Derivative		on Hedged Item
	Derivative	2016	2015	2016	2015

Three Months Ended March 31,
Fair value hedges of brokered CD’s	Interest expense	$2,551	$2,370	$(1,800)	$(2,405)
Fair value hedges of corporate bonds	Interest revenue	(1,614)	(345)	1,501	343
		$937	$2,025	$(299)	$(2,062)

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Credit-Risk-Related Contingent Features

United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. As of March 31, 2016, collateral totaling $29.0 million was pledged toward derivatives in a liability position.

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

Note 9 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options, restricted stock and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan). As of March 31, 2016, 255,000 additional awards could be granted under the plan. Through March 31, 2016, incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards, base salary stock grants and performance share awards have been granted under the plan.

The following table shows stock option activity for the first three months of 2016.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinisic Value ($000)

Outstanding at December 31, 2015	241,493	$89.92
Expired	(5,722)	102.45
Outstanding at March 31, 2016	235,771	89.61	2.2	$108

Exercisable at March 31, 2016	225,771	92.86	1.9	86

The fair value of each option is estimated on the date of grant using the Black-Scholes model. No stock options were granted during the three months ended March 31, 2016 and 2015.

Most of United’s outstanding stock options were granted prior to the economic downturn during which time United’s stock price decreased sharply. The lower stock price has rendered most of United’s outstanding options severely out of the money and potentially worthless to the grantee. Therefore, historical exercise patterns do not provide a reasonable basis for determining the expected life of new option grants. United therefore uses the formula provided in ASC 718-10-S99 to determine the expected life of options.

United recognized $7,000 and $10,000, respectively, in compensation expense related to stock options during the three months ended March 31, 2016 and 2015. The amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. No options were exercised during the first three months of 2016 or 2015.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents restricted stock units activity for the first three months of 2016.

Restricted Stock Unit Awards	Shares	Weighted- Average Grant- Date Fair Value

Outstanding at December 31, 2015	712,667	$16.44
Granted	19,428	20.20
Vested	(114,213)	16.15
Cancelled	(20,642)	16.37
Outstanding at March 31, 2016	597,240	16.63

Compensation expense for restricted stock units is based on the fair value of restricted stock unit awards at the time of grant, which is equal to the value of United’s common stock on the date of grant. The value of restricted stock unit awards that are expected to vest is amortized into expense over the vesting period. For the three months ended March 31, 2016 and 2015, compensation expense of $898,000 and $956,000, respectively, was recognized related to restricted stock unit awards. In addition, for the three months ended March 31, 2016 and 2015, $12,000 and $25,000, respectively, was recognized in other operating expense for restricted stock unit awards granted to members of United’s board of directors. The total intrinsic value of outstanding restricted stock unit awards was $11.0 million at March 31, 2016.

As of March 31, 2016, there was $8.08 million of unrecognized compensation cost related to non-vested stock options and restricted stock unit awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.29 years. The aggregate grant date fair value of options and restricted stock unit awards that vested during the three months ended March 31, 2016, was $1.84 million.

Note 10 – Common and Preferred Stock Issued / Common Stock Issuable

United sponsors a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from United. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. In the three months ended March 31, 2016 and 2015, 736 shares and 487 shares, respectively, were issued through the DRIP.

In addition, United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a 10% discount, with no commission charges. During the first three months of 2016 and 2015, United issued 4,418 shares and 3,202 shares, respectively, through the ESPP.

United offers its common stock as an investment option in its deferred compensation plan. United also allows for the deferral of restricted stock unit awards. The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable. The deferred compensation plan does not allow for diversification once an election is made to invest in United’s common stock and settlement must be accomplished in shares at the time the deferral period is completed. At March 31, 2016 and December 31, 2015, 496,515 and 458,953 shares of common stock, respectively, were issuable under the deferred compensation plan.

In the first quarter of 2016, United redeemed all of its outstanding Series H preferred stock. The preferred stock was redeemed at par and did not result in any gain or loss.

Note 11 – Income Taxes

The income tax provision for the three months ended March 31, 2016 and 2015 was $13.6 million and $10.4 million, respectively, which represents an effective tax rate of 37.9% and 37.0%, respectively. At March 31, 2016 and December 31, 2015, United maintained a valuation allowance on its net deferred tax asset of $4.42 million and $4.28 million, respectively. Management assesses the valuation allowance recorded against its net deferred tax asset at each reporting period. The determination of whether a valuation allowance for its net deferred tax asset is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

United evaluated the need for a valuation allowance at March 31, 2016. Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of its net deferred tax asset will be realized based upon future taxable income. The remaining valuation allowance of $4.42 million is related to specific state income tax credits that have short carryforward periods and are expected to expire unused.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management’s conclusion at March 31, 2016 that it was more likely than not that United’s net deferred tax asset of $180 million will be realized is based upon management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts that consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of its net deferred tax asset. Such an increase to the net deferred tax asset valuation allowance could have a material adverse effect on United’s financial condition and results of operations.

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

At March 31, 2016 and December 31, 2015, unrecognized income tax benefits totaled $4.09 million and $3.98 million, respectively.

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

Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, United States Department of Treasury (“Treasury”) securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds, corporate debt securities and asset-backed securities and are valued based on observable inputs that include: quoted market prices for similar assets, quoted market prices that are not in an active market, or other inputs that are observable in the market and can be corroborated by observable market data for substantially the full term of the securities. Securities classified as Level 3 include asset-backed securities in less liquid markets. Securities classified as Level 3 are valued based on estimates obtained from broker-dealers and are not directly observable.

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

Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with ASC 820, Fair Value Measures and Disclosures, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, United records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, United records the impaired loan as nonrecurring Level 3.

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

Although management has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2016, management had assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Derivatives classified as Level 3 included structured derivatives for which broker quotes, used as a key valuation input, were not observable consistent with a Level 2 disclosure. The fair value of interest rate lock commitments, which is related to mortgage loan commitments and is categorized as Level 3, is based on quoted market prices adjusted for commitments that United does not expect to fund.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Servicing Rights for Government Guaranteed Loans

United recognizes servicing rights upon the sale of government guaranteed loans sold with servicing retained. Management has elected to carry this asset at fair value. Given the nature of the asset, the key valuation inputs are unobservable and management classifies this asset as Level 3.

Pension Plan Assets

For information on the fair value of pension plan assets, see Note 17 in the Annual Report on Form 10-K for the year ended December 31, 2015.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

March 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasuries	$143,051	$-	$-	$143,051
U.S. Agencies	-	86,923	-	86,923
State and political subdivisions	-	74,140	-	74,140
Mortgage-backed securities	-	1,267,335	-	1,267,335
Corporate bonds	-	307,812	650	308,462
Asset-backed securities	-	522,618	-	522,618
Other	-	2,938	-	2,938
Deferred compensation plan assets	3,780	-	-	3,780
Servicing rights for government guaranteed loans	-	-	3,898	3,898
Derivative financial instruments	-	19,573	3,915	23,488
Total assets	$146,831	$2,281,339	$8,463	$2,436,633
Liabilities:
Deferred compensation plan liability	$3,780	$-	$-	$3,780
Derivative financial instruments	-	21,223	10,151	31,374
Total liabilities	$3,780	$21,223	$10,151	$35,154

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale
U.S. Treasuries	$168,706	$-	$-	$168,706
U.S. Agencies	-	112,340	-	112,340
State and political subdivisions	-	56,268	-	56,268
Mortgage-backed securities	-	1,113,118	-	1,113,118
Corporate bonds	-	305,276	750	306,026
Asset-backed securities	-	533,242	-	533,242
Other	-	1,811	-	1,811
Deferred compensation plan assets	3,450	-	-	3,450
Servicing rights for government guaranteed loans	-	-	3,712	3,712
Derivative financial instruments	-	10,664	9,418	20,082
Total assets	$172,156	$2,132,719	$13,880	$2,318,755
Liabilities:
Deferred compensation plan liability	$3,450	$-	$-	$3,450
Derivative financial instruments	-	13,031	15,794	28,825
Total liabilities	$3,450	$13,031	$15,794	$32,275

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for the periods indicated for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	Derivative Asset	Derivative Liability	Servicing rights for government guaranteed loans	Securities Available-for Sale
Three Months Ended March 31, 2016
Balance at beginning of period	$9,418	$15,794	$3,712	$750
Additions	-	-	299	-
Sales and settlements	-	-	(98)	-
Other comprehensive income	-	-	-	(100)
Amounts included in earnings - fair value adjustments	(5,503)	(5,643)	(15)	-
Balance at end of period	$3,915	$10,151	$3,898	$650

Three Months Ended March 31, 2015
Balance at beginning of period	$12,262	$18,979	$2,551	$750
Additions	-	-	190	-
Sales and settlements	-	-	-	-
Other comprehensive income	-	-	-	-
Amounts included in earnings - fair value adjustments	(4,145)	(4,450)	(24)	-
Balance at end of period	$8,117	$14,529	$2,717	$750

The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis as of the dates indicated (in thousands).

	Fair Value				Weighted Average
Level 3 Assets	March 31, 2016	December 31, 2015	Valuation Technique	Unobservable Inputs	March 31, 2016	December 31, 2015

Servicing rights for	$3,898	$3,712	Discounted	Discount rate	11.8%	11.8%
government			cash flow	Prepayment rate	7.23%	6.95%
guaranteed loans

Corporate bonds	650	750	Indicative bid provided by a broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	N/A	N/A

Derivative assets - mortgage	188	188	Internal model	Pull through rate	85%	85%

Derivative assets - other	3,727	9,230	Dealer priced	Dealer priced	N/A	N/A

Derivative liabilities	10,151	15,794	Dealer priced	Dealer priced	N/A	N/A

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These assets are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of all assets that were still held as of March 31, 2016 and December 31, 2015, for which a nonrecurring fair value adjustment was recorded during the year to date periods presented (in thousands).

March 31, 2016	Level 1	Level 2	Level 3	Total
Loans	$-	$-	$7,700	$7,700

December 31, 2015
Loans	$-	$-	$7,589	$7,589

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

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect the premium or discount on any particular financial instrument that could result from the sale of United’s entire holdings. Because no ready market exists for a significant portion of United’s financial instruments, fair value estimates are based on many judgments. These estimates are inherently subjective in nature. Changes in assumptions could significantly affect the estimates.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The carrying amount and fair values as of the dates indicated for other financial instruments that are not measured at fair value on a recurring basis are as follows (in thousands).

	Carrying	Fair Value Level
March 31, 2016	Amount	Level 1	Level 2	Level 3	Total
Assets:
Securities held to maturity	$351,700	$-	$363,092	$-	$363,092
Loans, net	6,039,879	-	-	5,953,405	5,953,405
Mortgage loans held for sale	26,578	-	26,883	-	26,883
Residential mortgage servicing rights	3,111	-	-	3,180	3,180

Liabilities:
Deposits	7,960,323	-	7,967,317	-	7,967,317
Federal Home Loan Bank advances	510,125	-	510,148	-	510,148
Long-term debt	163,955	-	-	165,971	165,971

December 31, 2015
Assets:
Securities held to maturity	$364,696	$-	$371,658	$-	$371,658
Loans, net	5,926,993	-	-	5,840,554	5,840,554
Mortgage loans held for sale	24,231	-	24,660	-	24,660
Residential mortgage servicing rights	3,370	-	-	3,521	3,521

Liabilities:
Deposits	7,873,193	-	7,881,109	-	7,881,109
Federal Home Loan Bank advances	430,125	-	430,119	-	430,119
Long-term debt	163,836	-	-	166,668	166,668

Note 13 – Commitments and Contingencies

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

The following table summarizes the contractual amount of off-balance sheet instruments as of the dates indicated (in thousands).

	March 31, 2016	December 31, 2015
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,290,962	$1,351,446
Letters of credit	20,769	23,373

United’s wholly-owned bank subsidiary, United Community Bank (“the Bank”) holds minor investments in certain limited partnerships for Community Reinvestment Act purposes. As of March 31, 2016, the Bank had invested $2.48 million in these limited partnerships and had committed to fund an additional $2.02 million related to future capital calls.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 14 – Subsequent Events

On April 4, 2016, United announced that it had reached a definitive merger agreement to acquire Tidelands Bancshares, Inc. (“Tidelands”) and its wholly-owned bank subsidiary Tidelands Bank.  Tidelands is headquartered in Mt. Pleasant, South Carolina and, as of December 31, 2015, had total assets of $466 million, loans of $325 million and deposits of $421 million. Tidelands Bank, which currently operates seven branches in coastal South Carolina, will merge into and operate under the brand of United Community Bank, United’s wholly-owned bank subsidiary.

Under the terms of the merger agreement, which has been unanimously approved by the Boards of Directors of both companies, Tidelands shareholders will receive cash equal to $0.52 per share or an aggregate of approximately $2.22 million. Additionally, United has entered into an agreement with the Treasury whereby it will redeem all of Tidelands’ fixed-rate cumulative preferred stock that was issued to the Treasury under the Treasury’s Capital Purchase Program, plus unpaid dividends, for $8.98 million in aggregate, which represents a 56% discount. The merger agreement also provides that, at the effective time of the merger, United will assume all of Tidelands’ obligations relating to its outstanding trust preferred securities. The assumption is conditioned on United’s payment of all amounts required to bring current the payment of interest (including deferred interest) on the trust preferred securities.

The merger, which is subject to regulatory approval, the approval of the shareholders of Tidelands, and other customary conditions, is expected to close in the third quarter of 2016.

On May 2, 2016, United announced the sale of 7.30 million shares of United's largest shareholder, Corsair Capital LLC ("Corsair"), to J.P. Morgan Securities LLC as the sole underwriter in the registered public offering of those shares. Corsair received all of the net proceeds from the offering and no longer holds any shares of United's common stock. In conjunction with the sale and subsequent to March 31, 2016, 4.03 million of these shares were transferred from non-voting shares to voting shares.

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

Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experiences may differ materially from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experiences to differ from those projected include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 as well as the following factors:

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

United is a bank holding company registered with the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the State of Georgia in 1987 and commenced operations in 1988. At March 31, 2016, United had total consolidated assets of $9.78 billion, total loans of $6.11 billion, total deposits of $7.96 billion, and shareholders’ equity of $1.03 billion.

United conducts substantially all of its operations through its wholly-owned Georgia bank subsidiary, United Community Bank (the “Bank”), which as of March 31, 2016, operated at 135 locations throughout the Atlanta-Sandy Springs-Roswell, Georgia, and Gainesville, Georgia metropolitan statistical areas, upstate South Carolina, north and coastal Georgia, western North Carolina, and east Tennessee. Also, United has commercial loan offices in Charlotte, North Carolina and Charleston, South Carolina.

On September 1, 2015, United completed the acquisition of Palmetto Bancshares, Inc. (“Palmetto”) and its wholly-owned bank subsidiary, The Palmetto Bank. On May 1, 2015, United completed the acquisition of MoneyTree Corporation (“MoneyTree”) and its wholly-owned bank subsidiary, First National Bank (“FNB”). The acquired entities’ results are included in United’s consolidated results beginning on the respective acquisition dates. Also included in management’s discussion and analysis are certain non-GAAP (accounting principles generally accepted in the United States of America (“GAAP”)) performance measures. Management believes that non-GAAP performance measures are useful in analyzing United’s financial performance trends and therefore this section will refer to non-GAAP performance measures. A reconciliation of these non-GAAP performance measures to GAAP performance measures is included in the table on pages 41 and 42.

United reported net income of $22.3 million, or $.31 per diluted share, for the first quarter of 2016. This compared to net income of $17.7 million, or $.29 per diluted share, for the first quarter of 2015. The increase in earnings per share resulted from an increase net interest revenue and fee revenue, partially offset by an increase in operating expenses.

Taxable equivalent net interest revenue increased to $75.2 million for the first quarter of 2016, compared to $57.6 million for the same period of 2015, primarily due to higher loan volume and a decrease in the cost of funds. Net interest margin increased to 3.41% for the three months ended March 31, 2016 from 3.31% for the same period in 2015 for the same reasons.

United’s release of provision for credit losses was $200,000 for the first quarter of 2016, compared to provision expense of $1.80 million for the same period in 2015. Net charge-offs for the first quarter of 2016 were $2.14 million, compared to $2.56 million for the first quarter of 2015. Recoveries of previously charged-off amounts remained at elevated levels, with first quarter 2016 being the fourth consecutive quarter of recoveries greater than $1 million.

As of March 31, 2016, United’s allowance for loan losses was $66.3 million, or 1.09% of loans, compared to $68.4 million, or 1.14% of loans, at December 31, 2015. Nonperforming assets of $27.6 million were .28% of total assets at March 31, 2016, down from .29% at December 31, 2015. During the first quarter of 2016, $4.77 million in loans were placed on nonaccrual compared with $5.94 million in the first quarter of 2015.

Fee revenue of $18.6 million for the first quarter of 2016 was up $2.92 million, or 19%, from the first quarter of 2015. Service charges and fees in the first quarter of 2016 were $10.1 million compared to $7.62 million in the first quarter of 2015 primarily due to increased deposit balances and related fees. Mortgage fees of $3.29 million for the first quarter of 2016 increased from $2.76 million in the first quarter of 2015. The increase was due to United’s emphasis on growing its mortgage business by recruiting lenders in metropolitan markets and continued strong refinancing activity.

For the first quarter of 2016, operating expenses of $57.9 million were up $14.8 million from the first quarter of 2015, partially due to the addition of Palmetto and MoneyTree operating expenses since acquisition. Salaries and benefits expense increased $6.62 million from a year ago mostly due to the acquisitions of Palmetto and MoneyTree and investment in additional staff and new teams to expand the specialized lending area as well as higher incentive compensation in connection with increased lending activities and improvement in earnings performance. In addition, merger-related charges of $2.65 million were incurred in first quarter 2016.

Recent Developments

On April 4, 2016, United announced that it had reached a definitive merger agreement to acquire Tidelands Bancshares, Inc. (“Tidelands”) and its wholly-owned bank subsidiary Tidelands Bank.  Tidelands is headquartered in Mt. Pleasant, South Carolina and, as of December 31, 2015, had total assets of $466 million, loans of $325 million and deposits of $421 million. Tidelands Bank, which currently operates seven branches in coastal South Carolina, will merge into and operate under the Bank’s brand.

Under the terms of the merger agreement, which has been unanimously approved by the Boards of Directors of both companies, Tidelands shareholders will receive cash equal to $0.52 per share or an aggregate of approximately $2.22 million. Additionally, United has entered into an agreement with the United States Department of Treasury (“Treasury”) whereby it will redeem all of Tidelands’ fixed-rate cumulative preferred stock that was issued to the Treasury under the Treasury’s Capital Purchase Program, plus unpaid dividends, for $8.98 million in aggregate, which represents a 56% discount. The merger agreement also provides that, at the effective time of the merger, United will assume all of Tidelands’ obligations relating to its outstanding trust preferred securities. The assumption is conditioned on United’s payment of all amounts required to bring current the payment of interest (including deferred interest) on the trust preferred securities.

The merger, which is subject to regulatory approval, the approval of the shareholders of Tidelands, and other customary conditions, is expected to close in the third quarter of 2016.

On May 2, 2016, United announced the sale of 7.30 million shares of United’s largest shareholder, Corsair Capital LLC (“Corsair”), to J.P. Morgan Securities LLC as the sole underwriter in the registered public offering of those shares. Corsair received all of the net proceeds from the offering and no longer holds any shares of United’s common stock. In conjunction with the sale and subsequent to March 31, 2016, 4.03 million of these shares were transferred from non-voting shares to voting shares.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains non-GAAP financial measures, which are performance measures determined by methods other than in accordance with GAAP. Such non-GAAP financial measures include, among others, the following: taxable equivalent interest revenue, taxable equivalent net interest revenue, tangible book value per share, tangible equity to assets, tangible common equity to assets and tangible common equity to risk-weighted assets. Management uses these non-GAAP financial measures because it believes they are useful for evaluating United’s operations and performance over periods of time, as well as in managing and evaluating United’s business and in discussions about United’s operations and performance. Management believes these non-GAAP financial measures provide users of United’s financial information with a meaningful measure for assessing United’s financial results and credit trends, as well as comparison to financial results for prior periods. These non-GAAP financial measures should not be considered as a substitute for operating results determined in accordance with GAAP and may not be comparable to other similarly titled financial measures used by other companies. A reconciliation of these operating performance measures to GAAP performance measures is included in the table on pages 41 and 42.

Results of Operations

United reported net income of $22.3 million for the first quarter of 2016. This compared to net income of $17.7 million for the same period in 2015. For the first quarter of 2016, diluted earnings per common share were $.31 compared to $.29 for the first quarter of 2015.

United reported net operating income of $23.9 million for the first quarter of 2016, compared to $17.7 million for the same period in 2015. Operating earnings exclude the effects of merger-related charges, which, net of tax, totaled $1.65 million for the three months ended March 31, 2016.

Table 1 - Financial Highlights
Selected Financial Data

						First
	2016	2015				Quarter
(in thousands, except per share	First	Fourth	Third	Second	First	2016-2015
data; fully taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change
INCOME SUMMARY
Interest revenue (FTE)	$80,991	$79,646	$71,120	$66,134	$62,909
Interest expense	5,769	5,598	5,402	4,817	5,292
Net interest revenue (FTE)	75,222	74,048	65,718	61,317	57,617	31%
Provision for credit losses	(200)	300	700	900	1,800
Fee revenue	18,606	21,284	18,297	17,266	15,682	19
Total revenue (FTE)	94,028	95,032	83,315	77,683	71,499	32
Expenses - operating (1)	55,232	56,410	48,525	45,247	43,061	28
Income before income tax expense - (FTE) operating (1)	38,796	38,622	34,790	32,436	28,438	36
Income tax expense - (FTE) operating (1)	14,852	14,822	13,064	12,447	10,768	38
Net income - operating (1)	23,944	23,800	21,726	19,989	17,670	36
Preferred dividends and discount accretion	21	25	25	17	-

Net income available to common shareholders - operating (1)	23,923	23,775	21,701	19,972	17,670	35
Merger-related and other charges, net of income tax benefit	1,649	5,592	3,839	2,176	-
Net income available to common shareholders - GAAP	$22,274	$18,183	$17,862	$17,796	$17,670	26

PERFORMANCE MEASURES
Per common share:
Diluted income - operating (1)	$.33	$.33	$.33	$.32	$.29	14
Diluted income - GAAP	.31	.25	.27	.28	.29	7
Cash dividends declared	.07	.06	.06	.05	.05
Book value	14.35	14.02	13.95	12.95	12.58	14
Tangible book value (3)	12.40	12.06	12.08	12.66	12.53	(1)

Key performance ratios:
Return on tangible common equity - operating (1)(2)(3)(4)	10.91%	10.87%	10.29%	10.20%	9.46%
Return on common equity - operating (1)(2)(4)	9.20	9.18	9.54	9.90	9.34
Return on common equity - GAAP (2)(4)	8.57	7.02	7.85	8.83	9.34
Return on assets - operating (1)(4)	1.00	.99	1.00	1.00	.94
Return on assets - GAAP (4)	.93	.76	.82	.89	.94
Dividend payout ratio - operating (1)	21.21	18.18	18.18	15.63	17.24
Dividend payout ratio - GAAP	22.58	24.00	22.22	17.86	17.24
Net interest margin (FTE) (4)	3.41	3.34	3.26	3.30	3.31
Efficiency ratio - operating (1)	59.10	59.41	57.81	57.59	59.15
Efficiency ratio - GAAP	61.94	68.97	64.65	61.63	59.15
Average equity to average assets	10.72	10.68	10.39	10.05	9.86
Average tangible equity to average assets (3)	9.41	9.40	9.88	9.91	9.82
Average tangible common equity to average assets (3)	9.32	9.29	9.77	9.83	9.82
Tangible common equity to risk-weighted assets (3)(5)	12.77	12.82	13.08	13.24	13.53

Table 1 (Continued) - Financial Highlights
Selected Financial Data

						First
	2016	2015				Quarter
(in thousands, except per share	First	Fourth	Third	Second	First	2016-2015
data; fully taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter	Change
ASSET QUALITY
Nonperforming loans	$22,419	$22,653	$20,064	$18,805	$19,015	18
Foreclosed properties	5,163	4,883	7,669	2,356	1,158	346
Total nonperforming assets (NPAs)	27,582	27,536	27,733	21,161	20,173	37
Allowance for loan losses	66,310	68,448	69,062	70,129	70,007	(5)
Net charge-offs	2,138	1,302	1,417	978	2,562	(17)
Allowance for loan losses to loans	1.09%	1.14%	1.15%	1.36%	1.46%
Net charge-offs to average loans (4)	.14	.09	.10	.08	.22
NPAs to loans and foreclosed properties	.45	.46	.46	.41	.42
NPAs to total assets	.28	.29	.29	.26	.26

AVERAGE BALANCES ($ in millions)
Loans	$6,004	$5,975	$5,457	$5,017	$4,725	27
Investment securities	2,718	2,607	2,396	2,261	2,203	23
Earning assets	8,876	8,792	8,009	7,444	7,070	26
Total assets	9,634	9,558	8,634	8,017	7,617	26
Deposits	7,947	8,028	7,135	6,669	6,369	25
Shareholders’ equity	1,033	1,021	897	806	751	38
Common shares - basic (thousands)	72,162	72,135	66,294	62,549	60,905	18
Common shares - diluted (thousands)	72,166	72,140	66,300	62,553	60,909	18

AT PERIOD END ($ in millions)
Loans	$6,106	$5,995	$6,024	$5,174	$4,788	28
Investment securities	2,757	2,656	2,457	2,322	2,201	25
Total assets	9,781	9,616	9,404	8,237	7,655	28
Deposits	7,960	7,873	7,897	6,800	6,430	24
Shareholders’ equity	1,034	1,018	1,013	827	764	35
Common shares outstanding (thousands)	71,544	71,484	71,472	62,700	60,309	19

(1) Excludes merger-related charges and impairment losses on surplus bank property. (2) Net income available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss). (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized. (5) All periods are calculated under Basel III rules, which became effective January 1, 2015.

Table 1 (Continued) Non-GAAP Performance Measures Reconciliation
Selected Financial Information

	2016	2015
(in thousands, except per share	First	Fourth	Third	Second	First
data; fully taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter

Interest revenue reconciliation
Interest revenue - taxable equivalent	$80,991	$79,646	$71,120	$66,134	$62,909
Taxable equivalent adjustment	(270)	(284)	(292)	(326)	(375)
Interest revenue (GAAP)	$80,721	$79,362	$70,828	$65,808	$62,534

Net interest revenue reconciliation
Net interest revenue - taxable equivalent	$75,222	$74,048	$65,718	$61,317	$57,617
Taxable equivalent adjustment	(270)	(284)	(292)	(326)	(375)
Net interest revenue (GAAP)	$74,952	$73,764	$65,426	$60,991	$57,242

Total revenue reconciliation
Total operating revenue	$94,028	$95,032	$83,315	$77,683	$71,499
Taxable equivalent adjustment	(270)	(284)	(292)	(326)	(375)
Total revenue (GAAP)	$93,758	$94,748	$83,023	$77,357	$71,124

Expense reconciliation
Expenses - operating	$55,232	$56,410	$48,525	$45,247	$43,061
Merger-related and other charges	2,653	9,078	5,744	3,173	-
Expenses (GAAP)	$57,885	$65,488	$54,269	$48,420	$43,061

Income before taxes reconciliation
Income before taxes - operating	$38,796	$38,622	$34,790	$32,436	$28,438
Taxable equivalent adjustment	(270)	(284)	(292)	(326)	(375)
Merger-related and other charges	(2,653)	(9,078)	(5,744)	(3,173)	-
Income before taxes (GAAP)	$35,873	$29,260	$28,754	$28,937	$28,063

Income tax expense reconciliation
Income tax expense - operating	$14,852	$14,822	$13,064	$12,447	$10,768
Taxable equivalent adjustment	(270)	(284)	(292)	(326)	(375)
Merger-related and other charges, tax benefit	(1,004)	(3,486)	(1,905)	(997)	-
Income tax expense (GAAP)	$13,578	$11,052	$10,867	$11,124	$10,393

Net income reconciliation
Net income - operating	$23,944	$23,800	$21,726	$19,989	$17,670
Merger-related and other charges, net of income tax benefit	(1,649)	(5,592)	(3,839)	(2,176)	-
Net income (GAAP)	$22,295	$18,208	$17,887	$17,813	$17,670

Net income available to common shareholders reconciliation
Net income available to common shareholders - operating	$23,923	$23,775	$21,701	$19,972	$17,670
Merger-related and other charges, net of income tax benefit	(1,649)	(5,592)	(3,839)	(2,176)	-
Net income available to common shareholders (GAAP)	$22,274	$18,183	$17,862	$17,796	$17,670

Diluted income per common share reconciliation
Diluted income per common share - operating	$.33	$.33	$.33	$.32	$.29
Merger-related and other charges	(.02)	(.08)	(.06)	(.04)	-
Diluted income per common share (GAAP)	$.31	$.25	$.27	$.28	$.29

Table 1 (Continued) Non-GAAP Performance Measures Reconciliation
Selected Financial Information

	2016	2015
(in thousands, except per share	First	Fourth	Third	Second	First
data; fully taxable equivalent)	Quarter	Quarter	Quarter	Quarter	Quarter

Book value per common share reconciliation
Tangible book value per common share	$12.40	$12.06	$12.08	$12.66	$12.53
Effect of goodwill and other intangibles	1.95	1.96	1.87	.29	.05
Book value per common share (GAAP)	$14.35	$14.02	$13.95	$12.95	$12.58

Return on tangible common equity reconciliation
Return on tangible common equity - operating	10.91%	10.87%	10.29%	10.20%	9.46%
Effect of goodwill and other intangibles	(1.71)	(1.69)	(.75)	(.30)	(.12)
Return on common equity - operating	9.20	9.18	9.54	9.90	9.34
Merger-related and other charges	(.63)	(2.16)	(1.69)	(1.07)	-
Return on common equity (GAAP)	8.57%	7.02%	7.85%	8.83%	9.34%

Return on assets reconciliation
Return on assets - operating	1.00%	.99%	1.00%	1.00%	.94%
Merger-related and other charges	(.07)	(.23)	(.18)	(.11)	-
Return on assets (GAAP)	.93%	.76%	.82%	.89%	.94%

Dividend payout ratio reconciliation
Dividend payout ratio - operating	21.21%	18.18%	18.18%	15.63%	17.24%
Merger-related and other charges	1.37	5.82	4.04	2.23	-
Dividend payout ratio (GAAP)	22.58%	24.00%	22.22%	17.86%	17.24%

Efficiency ratio reconciliation
Efficiency ratio - operating	59.10%	59.41%	57.81%	57.59%	59.15%
Merger-related and other charges	2.84	9.56	6.84	4.04	-
Efficiency ratio (GAAP)	61.94%	68.97%	64.65%	61.63%	59.15%

Average equity to assets reconciliation
Tangible common equity to assets	9.32%	9.29%	9.77%	9.83%	9.82%
Effect of preferred equity	.09	.11	.11	.08	-
Tangible equity to assets	9.41	9.40	9.88	9.91	9.82
Effect of goodwill and other intangibles	1.31	1.28	.51	.14	.04
Equity to assets (GAAP)	10.72%	10.68%	10.39%	10.05%	9.86%

Tangible common equity to risk-weighted assets reconciliation
Tangible common equity to risk-weighted assets	12.77%	12.82%	13.08%	13.24%	13.53%
Effect of other comprehensive income	.25	.38	.23	.28	.19
Effect of deferred tax limitation	(1.85)	(2.05)	(2.24)	(2.49)	(2.86)
Effect of trust preferred	.08	.08	.08	.63	.67
Effect of preferred equity	-	.15	.15	.17	-
Basel III intangibles transition adjustment	.07	.10	.13	.06	.04
Basel III disallowed investments	-	(.03)	(.03)	(.03)	(.04)
Tier I capital ratio (Regulatory)	11.32%	11.45%	11.40%	11.86%	11.53%

Net Interest Revenue (Fully Taxable Equivalent)

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. United actively manages its balance sheet to provide optimal levels of revenue while balancing interest rate, credit and liquidity risks. Taxable equivalent net interest revenue for the first quarter of 2016 was $75.2 million, up $17.6 million from the first quarter of 2015. The combination of the larger earning asset base from the acquisitions of Palmetto and MoneyTree, growth in the loan portfolio and lower interest costs on deposits and borrowed funds were responsible for the increase in net interest revenue. United continues to focus on loan and deposit pricing in an effort to maintain a steady level of net interest revenue. The acquisition of Palmetto on September 1, 2015 and MoneyTree on May 1, 2015 contributed to the increase as the acquired entities’ results are included in consolidated results beginning on the acquisition date.

Average loans increased $1.28 billion, or 27%, from the first quarter of last year, and the yield on loans increased one basis point, reflecting higher short-term interest rates on the floating-rate portion of United’s loan portfolio.

Average interest-earning assets for the first quarter of 2016 increased $1.81 billion, or 26%, from the first quarter of 2015, which was due primarily to the increase in loans, including the acquisition of Palmetto and MoneyTree loans. Average investment securities for the first quarter of 2016 increased $515 million from a year ago, partially due to the Palmetto and MoneyTree acquisitions. The average yield on the taxable investment portfolio increased 14 basis points from a year ago, partially due to the impact of higher short-term interest rates on the floating rate portion of United’s securities portfolio.

Average interest-bearing liabilities of $6.25 billion for the first quarter of 2016 increased $1.10 billion from the first quarter of 2015. Average noninterest bearing deposits increased $626 million from the first quarter of 2015 to $2.25 billion for the first quarter of 2016. The average cost of interest-bearing liabilities for the first quarter of 2016 was .37% compared to .42% for the same period of 2015, reflecting United’s concerted efforts to reduce its cost of funds and Palmetto’s attractive deposit mix. In 2015, United redeemed $49.2 million in higher-rate trust preferred securities, with rates ranging from 8.125% to 11.295%. In the third quarter of 2015, United issued $50 million aggregate principal amount of 5.00% Senior Fixed to Floating Rate Notes due February 14, 2022 and $35 million aggregate principal amount of 5.50% Senior Fixed to Floating Rate Notes due February 14, 2027. Also contributing to the overall lower rate on interest-bearing liabilities was a shift in the mix of deposits away from more expensive time deposits toward lower-rate transaction deposits.

The banking industry uses two ratios to measure relative profitability of net interest revenue. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread eliminates the effect of non-interest-bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is an indication of the profitability of a company’s balance sheet, and is defined as net interest revenue as a percent of average total interest-earning assets, which includes the positive effect of funding a portion of interest-earning assets with non-interest-bearing deposits and stockholders’ equity.

For the first quarters of 2016 and 2015, the net interest spread was 3.30% and 3.18%, respectively, while the net interest margin was 3.41% and 3.31%, respectively. The increase in both ratios reflects the impact of higher short-term interest rates on floating-rate loans and securities, while deposit pricing remained flat. Additionally, United was able to improve its overall yield on interest earning assets through growth in the loan portfolio. Likewise, United was able to lower its overall cost of funds by increasing non-interest bearing and other low cost deposits.

The following table shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the periods indicated.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis

For the Three Months Ended March 31,

	2016			2015
	Average		Avg.	Average		Avg.
(dollars in thousands, fully taxable equivalent)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (1)(2)	$6,003,568	$64,044	4.29%	$4,725,304	$49,865	4.28%
Taxable securities (3)	2,688,564	15,622	2.32	2,186,756	11,900	2.18
Tax-exempt securities (1)(3)	29,744	272	3.66	16,236	259	6.38
Federal funds sold and other interest-earning assets	153,759	1,053	2.74	141,414	885	2.50
Total interest-earning assets	8,875,635	80,991	3.67	7,069,710	62,909	3.60
Non-interest-earning assets:
Allowance for loan losses	(68,473)			(72,192)
Cash and due from banks	85,635			79,025
Premises and equipment	180,090			159,502
Other assets (3)	561,261			381,300
Total assets	$9,634,148			$7,617,345
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,886,472	485	.10	$1,475,913	394	.11
Money market	1,840,584	1,108	.24	1,466,913	673	.19
Savings	480,238	29	.02	300,344	20	.03
Time	1,259,689	817	.26	1,231,705	1,388	.46
Brokered time deposits	233,213	(175)	(.30)	273,327	(279)	(.41)
Total interest-bearing deposits	5,700,196	2,264	.16	4,748,202	2,196	.19
Federal funds purchased and other borrowings	34,906	87	1.00	36,145	98	1.10
Federal Home Loan Bank advances	346,169	733	.85	239,181	392	.66
Long-term debt	165,419	2,685	6.53	127,740	2,606	8.27
Total borrowed funds	546,494	3,505	2.58	403,066	3,096	3.12
Total interest-bearing liabilities	6,246,690	5,769	.37	5,151,268	5,292	.42
Non-interest-bearing liabilities:
Non-interest-bearing deposits	2,247,041			1,620,984
Other liabilities	107,320			94,207
Total liabilities	8,601,051			6,866,459
Shareholders’ equity	1,033,097			750,886
Total liabilities and shareholders’ equity	$9,634,148			$7,617,345
Net interest revenue		$75,222			$57,617
Net interest-rate spread			3.30%			3.18%
Net interest margin (4)			3.41%			3.31%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $2.20 million in 2016 and pretax unrealized gains of $10.8 million in 2015 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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

Table 3 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended March 31, 2016
	Compared to 2015 Increase (decrease) Due to Changes in
	Volume	Rate	Total
Interest-earning assets:
Loans	$13,630	$549	$14,179
Taxable securities	2,874	848	3,722
Tax-exempt securities	155	(142)	13
Federal funds sold and other interest-earning assets	81	87	168
Total interest-earning assets	16,740	1,342	18,082
Interest-bearing liabilities:
NOW accounts	106	(15)	91
Money market accounts	195	240	435
Savings deposits	11	(2)	9
Time deposits	31	(602)	(571)
Brokered deposits	37	67	104
Total interest-bearing deposits	380	(312)	68
Federal funds purchased & other borrowings	(3)	(8)	(11)
Federal Home Loan Bank advances	206	135	341
Long-term debt	676	(597)	79
Total borrowed funds	879	(470)	409
Total interest-bearing liabilities	1,259	(782)	477

Increase in net interest revenue	$15,481	$2,124	$17,605

Provision for Credit Losses

The provision for credit losses is based on management’s evaluation of probable incurred losses in the loan portfolio and corresponding analysis of the allowance for credit losses at quarter-end. The provision for credit losses was negative $200,000 for the first quarter of 2016, compared to $300,000 in the fourth quarter of 2015 and $1.80 million for the first quarter of 2015. The amount of provision recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, sufficient to cover incurred losses in the loan portfolio. The first quarter 2016 negative loan loss provision was partially due to the overall improvement in a number of troubled debt restructurings (“TDRs”) as well as continued strong credit quality and a low overall level of net charge-offs. For the three months ended March 31, 2016, net loan charge-offs as an annualized percentage of average outstanding loans were .14% compared to .22% for the same period in 2015.

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

Fee Revenue

Fee revenue for the three months ended March 31, 2016 was $18.6 million, an increase of $2.92 million, or 19%, compared to the first quarter of 2015. The following table presents the components of fee revenue for the first quarters of 2016 and 2015.

Table 4 - Fee Revenue
(in thousands)

	Three Months Ended March 31,		Change
	2016	2015	Amount	Percent

Overdraft fees	$3,393	$2,598	$795	31
ATM and debit card fees	4,973	3,638	1,335	37
Other service charges and fees	1,760	1,379	381	28
Service charges and fees	10,126	7,615	2,511	33
Mortgage loan and related fees	3,289	2,755	534	19
Brokerage fees	1,053	1,551	(498)	(32)
Gains on sales of government guaranteed loans	1,237	1,141	96	8
Customer derivatives	755	363	392	108
Securities gains, net	379	1,539	(1,160)
Losses from prepayment of debt	-	(1,038)	1,038
Other	1,767	1,756	11	1
Total fee revenue	$18,606	$15,682	$2,924	19

Service charges and fees of $10.1 million for the first quarter of 2016 were up $2.51 million, or 33%, from the first quarter of 2015. Overdraft fees, ATM and debit card fees, and other service charges and fees increased year over year based on increased deposit balances driven by the 2015 acquisitions of Palmetto and MoneyTree.

Mortgage loan and related fees for the first quarter of 2016 were up $534,000, or 19%, from the same period in 2015. The increase reflects United’s focus on growing the mortgage business by recruiting new mortgage lenders in key metropolitan markets and an increase in refinancing activity. In the first quarter of 2016, United closed 650 loans totaling $147 million compared with 473 loans totaling $87.9 million in the first quarter of 2015. United had $81.0 million in home purchase mortgage originations in the first quarter of 2016, compared with $41.5 million for the same period a year ago. The volume of home purchase mortgages in the first quarter of 2016 was 55% compared with 47% in the first quarter of 2015.

Brokerage fees in the first quarter of 2016 were down $498,000, or 32%, from the first quarter of 2015, reflecting weak market activity.

In the first quarter of 2016, United realized $1.24 million in gains from the sales of the guaranteed portion of Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) loans, compared to $1.14 million in first quarter 2015. United’s SBA/USDA lending strategy includes selling a portion of the loan production each quarter. United retains the servicing rights on the sold loans and earns a fee for servicing the loans. In each of the first quarters of 2016 and 2015, United sold the guaranteed portion of loans in the amount of $13.0 million.

Customer derivative fees were up $392,000 from the first quarter of 2015 due to an increase in customer demand for this product as commercial customers sought to lock in low fixed rates on their loans.

United realized net securities gains of $379,000 in the first quarter of 2016 compared with securities gains of $1.54 million in the first quarter of 2015. In the first quarter of 2015, United incurred $1.04 million in charges from the prepayment of $6 million in structured repurchase agreements that paid interest at a rate of 4% and $15 million in trust preferred securities that paid interest at an average rate in excess of 11%. The securities gains and prepayment charges in 2015 were mostly offsetting and were part of the same overall balance sheet management activities that were intended to lower the overall cost of wholesale borrowings going forward.

Operating Expenses

The following table presents the components of operating expenses for the three months ended March 31, 2016 and 2015.

Table 5 - Operating Expenses
(in thousands)

	Three Months Ended March 31,		Change
	2016	2015	Amount	Percent

Salaries and employee benefits	$33,062	$26,446	$6,616	25
Communications and equipment	4,290	3,271	1,019	31
Occupancy	4,723	3,278	1,445	44
Advertising and public relations	864	750	114	15
Postage, printing and supplies	1,280	938	342	36
Professional fees	2,700	1,919	781	41
FDIC assessments and other regulatory charges	1,524	1,209	315	26
Amortization of intangibles	1,010	242	768
Merger-related and other charges	2,653	-	2,653
Other	5,779	5,008	771	15
Total operating expenses	$57,885	$43,061	$14,824	34

Operating expenses for the first quarter of 2016 totaled $57.9 million, up $14.8 million, or 34%, from the first quarter of 2015. The increase mostly reflects the inclusion of the operating expenses of the two banks acquired in 2015, higher salaries and employee benefits expense resulting from investing in specialized lending areas and other strategic hiring and merger-related charges.

Salaries and employee benefits for the first quarter of 2016 were $33.1 million, up $6.62 million, or 25%, from the first quarter of 2015. The increase was due to a number of factors including investments in additional staff and new teams to expand specialized lending and new talent in other key areas and additional staff resulting from the Palmetto and MoneyTree acquisitions. Full time equivalent headcount totaled 1,876 at March 31, 2016, up 354 from 1,522 at March 31, 2015.

Professional fees for the first quarter of 2016 of $2.70 million were up $781,000, or 41%, from the first quarter of 2015. The increase was due primarily to ongoing projects in anticipation of being regulated as a large financial institution in the event United’s total assets exceed $10 billion.

Merger-related charges in first quarter 2016 of $2.65 million mostly related to the Palmetto acquisition and consisted primarily of severance, conversion costs, and legal and professional fees.

Other expense of $5.78 million for the first quarter of 2016 increased $771,000, or 15%, from the first quarter of 2015. The increase from the first quarter of 2015 was primarily due to higher lending support costs due to increased lending activity, higher ATM and internet banking costs due to higher volume, and higher servicing costs on United’s indirect auto loan portfolio due to growth in that portfolio.

Income Taxes

The income tax provision for the three months ended March 31, 2016 and 2015 was $13.6 million and $10.4 million, respectively, which represents effective tax rates of 37.9% and 37.0%, respectively. At March 31, 2016 and December 31, 2015, United maintained a valuation allowance on its net deferred tax asset of $4.42 million and $4.28 million, respectively. Management assesses the valuation allowance recorded against its net deferred tax asset at each reporting period. The determination of whether a valuation allowance for its net deferred tax asset is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

United evaluated the need for a valuation allowance at March 31, 2016. Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of its net deferred tax asset will be realized based upon future taxable income. The remaining valuation allowance of $4.42 million is related to specific state income tax credits that have short carryforward periods and are expected to expire unused.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management’s conclusion at March 31, 2016 that it was more likely than not that United’s net deferred tax asset of $180 million will be realized is based upon management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts that consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, the valuation allowance may need to be increased for some or all of its net deferred tax asset. Such an increase to the net deferred tax asset valuation allowance could have a material adverse effect on United’s financial condition and results of operations.

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

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of income tax computed by applying the statutory federal income tax rate to income before income taxes, can be found in Note 16 to the consolidated financial statements filed with United’s Annual Report on Form 10-K for the year ended December 31, 2015.

Balance Sheet Review

Total assets at March 31, 2016 and December 31, 2015 were $9.78 billion and $9.62 billion, respectively. Average total assets for the first quarter of 2016 were $9.63 billion, up from $7.62 billion in the first quarter of 2015.

The following table presents a summary of the loan portfolio.

Table 6 - Loans Outstanding
(in thousands)

	March 31,	December 31,
	2016	2015
By Loan Type
Owner occupied commercial real estate	$1,434,152	$1,493,966
Income producing commercial real estate	879,880	823,729
Commercial & industrial	854,794	785,417
Commercial construction	353,855	342,078
Total commercial	3,522,681	3,445,190
Residential mortgage	1,031,653	1,029,663
Home equity lines of credit	604,208	597,806
Residential construction	347,864	351,700
Consumer installment	125,303	115,111
Indirect auto	474,480	455,971
Total loans	$6,106,189	$5,995,441

As a percentage of total loans:
Owner occupied commercial real estate	23%	25%
Income producing commercial real estate	14	14
Commercial & industrial	14	13
Commercial construction	6	6
Total commercial	57	58
Residential mortgage	17	17
Home equity lines of credit	10	10
Residential construction	6	6
Consumer installment	2	2
Indirect auto	8	7
Total	100%	100%

By Geographic Location
North Georgia	$1,096,547	$1,125,123
Atlanta MSA	1,256,898	1,259,377
North Carolina	543,307	548,591
Coastal Georgia	542,836	536,598
Gainesville MSA	247,825	254,016
East Tennessee	495,264	504,277
South Carolina	820,750	819,560
Specialized Lending	628,282	491,928
Indirect Auto	474,480	455,971
Total loans	6,106,189	5,995,441

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, South Carolina and Tennessee, including customers who have a seasonal residence in United’s market areas, except for specific specialized lending strategies such as SBA and franchise lending. More than 76% of the loans are secured by real estate. Total loans averaged $6.00 billion in the first quarter of 2016, compared with $4.73 billion in the first quarter of 2015, an increase of 27% primarily due to the acquisitions of Palmetto and MoneyTree. At March 31, 2016, total loans were $6.11 billion, an increase of $111 million, or 2%, from December 31, 2015.

Asset Quality and Risk Elements

United manages asset quality and controls credit risk through review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices. United’s credit administration function is responsible for monitoring asset quality and Board of Directors approved portfolio limits, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures among all lending units. Additional information on the credit administration function is included in Item 1 under the heading Loan Review and Nonperforming Assets in United’s Annual Report on Form 10-K for the year ended December 31, 2015.

United classifies performing loans as “substandard” when there is a well-defined weakness or weaknesses that jeopardizes the repayment by the borrower and there is a distinct possibility that United could sustain some loss if the deficiency is not corrected.

United’s home equity lines generally require the payment of interest only for a set period after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both principal and interest. At March 31, 2016 and December 31, 2015, the funded portion of home equity lines totaled $604 million and $598 million, respectively. Approximately 3% of the home equity lines at March 31, 2016 were amortizing. Of the $604 million in balances outstanding at March 31, 2016, $362 million, or 60%, were secured by first liens. At March 31, 2016, 56% of the total available home equity lines were drawn upon.

United monitors the performance of its home equity loans and lines secured by second liens similar to other consumer loans and utilizes assumptions specific to these loans in determining the necessary allowance. United also receives notification when the first lien holder is in the process of foreclosure and upon that notification, United reviews current valuations to determine if any additional charge-offs are warranted.

The table below presents performing classified loans for the last five quarters.

Table 7 - Performing Classified Loans
(in thousands)

	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
By Category
Owner occupied commercial real estate	$32,916	$39,886	$42,409	$39,618	$43,887
Income producing commercial real estate	29,984	30,047	29,856	18,775	19,881
Commercial & industrial	9,156	5,967	6,200	6,394	6,704
Commercial construction	1,327	1,406	2,877	3,255	3,528
Total commercial	73,383	77,306	81,342	68,042	74,000
Residential mortgage	32,547	30,519	35,849	30,579	30,382
Home equity	6,127	6,968	6,615	5,591	5,734
Residential construction	6,838	10,764	10,180	9,686	9,504
Consumer installment	662	757	787	842	1,301
Indirect auto	1,513	1,213	1,265	961	796
Total	$121,070	$127,527	$136,038	$115,701	$121,717

By Market
North Georgia	$36,692	$46,668	$50,695	$51,938	$52,652
Atlanta MSA	21,075	25,723	28,390	31,681	31,884
North Carolina	13,757	14,087	13,914	15,514	13,871
Coastal Georgia	6,882	5,187	6,977	5,886	14,355
Gainesville MSA	462	566	597	897	1,009
East Tennessee	9,699	9,522	7,369	7,688	5,936
South Carolina	30,280	23,620	25,873	-	-
Specialized lending	710	941	958	1,136	1,214
Indirect auto	1,513	1,213	1,265	961	796
Total loans	$121,070	$127,527	$136,038	$115,701	$121,717

At March 31, 2016, performing classified loans totaled $121 million and decreased $6.46 million from the prior quarter-end, and decreased $647,000 from a year ago. Performing classified loans reflect a general downward trend, partially offset by the acquisitions in 2015. The increase in performing classified loans in South Carolina in the third quarter of 2015 and in east Tennessee in the second quarter of 2015 were attributable to the Palmetto and MoneyTree acquisitions, respectively.

Reviews of classified performing and non-performing loans, past due loans and larger credits are conducted on a regular basis and are designed to identify risk migration and potential charges to the allowance for loan losses. These reviews are presented by the responsible lending officers and specific action plans are discussed along with the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, changes in risk profile, the effect of prevailing economic conditions on the borrower and other factors specific to the borrower and its industry. In addition to internal loan review, United also uses external loan review to ensure the objectivity of the loan review process.

The following table presents a summary of the changes in the allowance for credit losses for the periods indicated.

Table 8 - Allowance for Credit Losses
(in thousands)

	Three Months Ended March 31,
	2016	2015
Allowance for loan losses at beginning of period	$68,448	$71,619
Charge-offs:
Owner occupied commercial real estate	402	368
Income producing commercial real estate	222	248
Commercial & industrial	572	469
Commercial construction	287	22
Residential mortgage	176	578
Home equity lines of credit	723	73
Residential construction	59	1,140
Consumer installment	479	326
Indirect auto	233	128
Total loans charged-off	3,153	3,352
Recoveries:
Owner occupied commercial real estate	97	11
Income producing commercial real estate	11	7
Commercial & industrial	289	128
Commercial construction	-	-
Residential mortgage	127	162
Home equity lines of credit	91	14
Residential construction	163	79
Consumer installment	206	376
Indirect auto	31	13
Total recoveries	1,015	790
Net charge-offs	2,138	2,562
Provision for loan losses	-	950
Allowance for loan losses at end of period	$66,310	$70,007
Allowance for unfunded commitments at beginning of period	$2,542	$1,930
Provision for losses on unfunded commitments	(200)	850
Allowance for unfunded commitments at end of period	2,342	2,780
Allowance for credit losses	$68,652	$72,787
Total loans:
At period-end	$6,106,189	$4,787,689
Average	6,003,568	4,725,304
Allowance for loan losses as a percentage of period-end loans	1.09%	1.46%
As a percentage of average loans (annualized):
Net charge-offs	.14	.22
Provision for loan losses	-	.08

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

The allowance for credit losses, which includes a portion related to unfunded commitments, totaled $68.7 million at March 31, 2016, compared with $71.0 million at December 31, 2015. At March 31, 2016, the allowance for loan losses was $66.3 million, or 1.09% of loans, compared with $68.4 million, or 1.14% of total loans, at December 31, 2015.

Management believes that the allowance for credit losses at March 31, 2016 reflects the probable incurred losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if management’s assessment of loan quality or collateral values change substantially with respect to one or more loan relationships or portfolios. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for credit losses in future periods if, in their opinion, the results of their review warrant such additions. See the “Critical Accounting Policies” section for additional information on the allowance for loan losses.

Nonperforming Assets

The table below summarizes nonperforming assets.

Table 9 - Nonperforming Assets
(in thousands)

	March 31,	December 31,
	2016	2015
Nonperforming loans	$22,419	$22,653
Foreclosed properties (OREO)	5,163	4,883

Total nonperforming assets	$27,582	$27,536

Nonperforming loans as a percentage of total loans	.37%	.38%
Nonperforming assets as a percentage of total loans and OREO	.45	.46
Nonperforming assets as a percentage of total assets	.28	.29

At March 31, 2016, nonperforming loans were $22.4 million compared to $22.7 million at December 31, 2015. Nonperforming assets, which include nonperforming loans and foreclosed real estate, totaled $27.6 million at March 31, 2016 compared with $27.5 million at December 31, 2015. United sold $1.52 million of foreclosed properties and added $1.59 million in new foreclosures during the first quarter of 2016.

United’s policy is to place loans on nonaccrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in full or when the loan becomes 90 days past due. When a loan is classified on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Principal and interest payments received on a nonaccrual loan are applied to reduce outstanding principal.

Purchased credit impaired (“PCI”) loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. No PCI loans were classified as nonaccrual at March 31, 2016 or December 31, 2015 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest income, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

The following table summarizes nonperforming assets by category and market as of the dates indicated.

Table 10 - Nonperforming Assets by Quarter
(in thousands)

	March 31, 2016			December 31, 2015
	Nonaccrual Loans	Foreclosed Properties	Total NPAs	Nonaccrual Loans	Foreclosed Properties	Total NPAs
BY CATEGORY
Owner occupied commercial real estate	$6,775	$2,864	$9,639	$7,036	$2,652	$9,688
Income producing commercial real estate	2,959	-	2,959	2,595	-	2,595
Commercial & industrial	978	-	978	892	-	892
Commercial construction	266	152	418	328	437	765
Total commercial	10,978	3,016	13,994	10,851	3,089	13,940
Residential mortgage	8,037	1,587	9,624	8,555	1,242	9,797
Home equity	1,198	125	1,323	851	80	931
Residential construction	1,122	435	1,557	1,398	472	1,870
Consumer installment	211	-	211	212	-	212
Indirect auto	873	-	873	786	-	786
Total NPAs	$22,419	$5,163	$27,582	$22,653	$4,883	$27,536
Balance as a % of Unpaid Principal	69.3%	38.2%	60.1%	71.4%	34.2%	59.8%

BY MARKET
North Georgia	$5,353	$1,233	$6,586	$5,167	$1,612	$6,779
Atlanta MSA	2,796	902	3,698	3,023	625	3,648
North Carolina	4,860	559	5,419	5,289	183	5,472
Coastal Georgia	1,696	121	1,817	2,079	-	2,079
Gainesville MSA	250	-	250	307	-	307
East Tennessee	3,470	351	3,821	3,448	157	3,605
South Carolina	935	1,997	2,932	323	2,306	2,629
Specialized Lending	2,186	-	2,186	2,231	-	2,231
Indirect auto	873	-	873	786	-	786
Total NPAs	$22,419	$5,163	$27,582	$22,653	$4,883	$27,536

At March 31, 2016 and December 31, 2015, United had $77.2 million and $86.6 million, respectively, in loans with terms that have been modified in TDRs. Included therein were $4.42 million and $3.58 million, respectively, of TDRs that were not performing in accordance with their modified terms and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $72.8 million and $83.0 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At March 31, 2016 and December 31, 2015, there were $86.2 million and $104 million, respectively, of loans classified as impaired under the definition outlined in the Accounting Standards Codification, including TDRs which are by definition considered impaired. Included in impaired loans at March 31, 2016 and December 31, 2015 was $25.1 million and $32.7 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value. The balance of impaired loans at March 31, 2016 and December 31, 2015 of $61.1 million and $71.3 million, respectively, had specific reserves that totaled $3.82 million and $6.80 million, respectively. The average recorded investment in impaired loans for the first quarters of 2016 and 2015 was $86.9 million and $108 million, respectively. For the three months ended March 31, 2016, United recognized $1.06 million in interest revenue on impaired loans compared to $1.24 million for the same period of the prior year. United’s policy is to discontinue the recognition of interest revenue for loans classified as impaired under ASC 310-10-35, Receivables, when a loan meets the criteria for nonaccrual status.

The table below summarizes activity in nonperforming assets for the periods indicated.

Table 11 - Activity in Nonperforming Assets
(in thousands)

	First Quarter 2016			First Quarter 2015
	Nonaccrual Loans	Foreclosed Properties	Total NPAs	Nonaccrual Loans	Foreclosed Properties	Total NPAs

Beginning Balance	$22,653	$4,883	$27,536	$17,881	$1,726	$19,607
Loans placed on non-accrual	4,771	-	4,771	5,944	-	5,944
Payments received	(1,812)	-	(1,812)	(1,513)	-	(1,513)
Loan charge-offs	(1,679)	-	(1,679)	(2,838)	-	(2,838)
Foreclosures	(1,514)	1,590	76	(459)	459	-
Property sales	-	(1,524)	(1,524)	-	(1,108)	(1,108)
Write downs	-	(7)	(7)	-	(166)	(166)
Net gains on sales	-	221	221	-	247	247
Ending Balance	$22,419	$5,163	$27,582	$19,015	$1,158	$20,173

Foreclosed property is initially recorded at fair value, less estimated costs to sell. If the fair value, less estimated costs to sell at the time of foreclosure, is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the lesser of fair value, less estimated costs to sell or the listed selling price, less the costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property expense. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of foreclosed property are accounted for in accordance with ASC 360-20, Real Estate Sales. For the first quarter of 2016, United transferred $1.59 million of loans into foreclosed property through foreclosures. During the same period, proceeds from sales of foreclosed property were $1.52 million, none of which were financed by United.

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

At March 31, 2016 and December 31, 2015, United had securities held-to-maturity with a carrying amount of $352 million and $365 million, respectively, and securities available-for-sale totaling $2.41 billion and $2.29 billion, respectively. At March 31, 2016 and December 31, 2015, the securities portfolio represented approximately 28% of total assets.

The investment securities portfolio primarily consists of Treasury securities, U.S. government agency securities, U.S. government sponsored agency mortgage-backed securities, non-agency mortgage-backed securities, corporate securities, municipal securities and asset-backed securities. Mortgage-backed securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest. The actual maturities of these securities will usually differ from contractual maturities because loans underlying the securities can prepay. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining or prolonged low interest rate environment, United may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. In a rising rate environment, the opposite occurs - prepayments tend to slow and the weighted average life extends. This is referred to as extension risk which can lead to lower levels of liquidity due to the delay of cash receipts and can result in the holding of a below market yielding asset for a longer period of time. United’s asset-backed securities include collateralized loan obligations and securities backed by student loans.

Management evaluates its securities portfolio each quarter to determine if any security is considered to be other than temporarily impaired. In making this evaluation, management considers its ability and intent to hold securities to recover current market losses. Losses on United’s fixed income securities at March 31, 2016 primarily reflect the effect of changes in interest rates. United did not recognize any other than temporary impairment losses on its investment securities during the first quarter of 2016 or 2015.

At March 31, 2016 and December 31, 2015, 23% and 24%, respectively, of the securities portfolio was invested in floating-rate securities or fixed-rate securities that were swapped to floating rates in order to manage exposure to rising interest rates.

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

Total customer deposits, excluding brokered deposits, as of March 31, 2016 were $7.52 billion, compared to $7.53 billion at December 31, 2015. Total core deposits (demand, NOW, money market and savings deposits, excluding public funds deposits) of $5.36 billion at March 31, 2016 increased $113 million since December 31, 2015 due to the success of core deposit incentive programs.

Total time deposits, excluding brokered deposits, as of March 31, 2016 were $1.23 billion, down $49 million from December 31, 2015. United continued to offer low rates on certificates of deposit, allowing organic balances to decline and shift to lower cost transaction account deposits.

Brokered deposits totaled $439 million as of March 31, 2016, an increase of $101 million from December 31, 2015. United has actively added long-term deposits to diversify our funding base. These are typically swapped to LIBOR minus a spread, which achieves low cost funding within our interest rate risk parameters.

Borrowing Activities

The Bank is a shareholder in the Federal Home Loan Bank of Atlanta (“FHLB”). Through this affiliation, FHLB secured advances totaled $510 million and $430 million, respectively, as of March 31, 2016 and December 31, 2015. United anticipates continued use of this short and long-term source of funds. Additional information regarding FHLB advances is provided in Note 12 to the consolidated financial statements included in United’s Annual Report on Form 10-K for the year ended December 31, 2015.

Contractual Obligations

There have not been any material changes to United’s contractual obligations since December 31, 2015.

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

All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The total amount of these instruments does not necessarily represent future cash requirements because a significant portion of these instruments expire without being used. United is not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments, or that could significantly affect earnings. See Note 13 to the consolidated financial statements for additional information on off-balance sheet arrangements.

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

One of the tools management uses to estimate and manage the sensitivity of net interest revenue to changes in interest rates is an asset/liability simulation model. Resulting estimates are based upon a number of assumptions for each scenario, including loan and deposit re-pricing characteristics and the rate of prepayments. ALCO periodically reviews the assumptions for reasonableness based on historical data and future expectations; however, actual net interest revenue may differ from model results. The primary objective of the simulation model is to measure the potential change in net interest revenue over time using multiple interest rate scenarios. The base scenario assumes rates remain flat and is the scenario to which all others are compared in order to measure the change in net interest revenue. Policy limits are based on immediate rate shock scenarios, as well as gradually rising and falling rate scenarios, which are all compared to the base scenario. Another commonly analyzed scenario is a most-likely scenario that projects the expected change in rates based on the slope of the forward yield curve. Other scenarios analyzed may include delayed rate shocks, yield curve steepening or flattening, or other variations in rate movements. While the primary policy scenarios focus on a twelve month time frame, longer time horizons are also modeled.

United’s policy is based on the 12-month impact on net interest revenue of interest rate shocks and ramps that increase from 100 to 400 basis points or decrease 100 basis points from the base scenario. In the shock scenarios, rates immediately change the full amount at the scenario onset. In the ramp scenarios, rates change by 25 basis points per month. United’s policy limits the projected change in net interest revenue over the first 12 months to a 5% decrease for each 100 basis point change in the increasing and decreasing rate ramp and shock scenarios. Historically low rates on March 31, 2016 and 2015 made use of the down scenarios irrelevant. The following table presents United’s interest sensitivity position at the dates indicated.

Table 12 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at March 31,
	2016		2015
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	(0.3)%	(1.6)%	2.5%	2.6%

Interest rate sensitivity is a function of the re-pricing characteristics of the portfolio of assets and liabilities. These re-pricing characteristics are the time frames within which the interest-earning assets and interest-bearing liabilities are subject to change in interest rates either at replacement, re-pricing or maturity. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their re-pricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management seeks to ensure that both assets and liabilities respond to changes in interest rates on a net basis within an acceptable timeframe, thereby minimizing the potentially adverse effect of interest rate changes on net interest revenue.

United has some discretion in the extent and timing of deposit re-pricing depending upon the competitive pressures in the markets in which it operates. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. The interest rate spread between an asset and its supporting liability can vary significantly even when the timing of re-pricing for both the asset and the liability remains the same, due to the two instruments re-pricing according to different indices. This is commonly referred to as basis risk.

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

United’s derivative financial instruments that are designated as accounting hedges are classified as either cash flow or fair value hedges. The change in fair value of cash flow hedges is recognized in other comprehensive income. Fair value hedges recognize in earnings both the effect of the change in the fair value of the derivative financial instrument and the offsetting effect of the change in fair value of the hedged asset or liability associated with the particular risk of that asset or liability being hedged. United has other derivative financial instruments that are not designated as accounting hedges but are used for interest rate risk management purposes and as an effective economic hedge. Derivative financial instruments that are not accounted for as an accounting hedge marked to market through earnings.

In addition to derivative instruments, United uses a variety of balance sheet instruments to manage interest rate risk such as Investment Portfolio holdings, wholesale funding, and bank-issued deposits.

From time to time, United will terminate derivative positions when conditions change and the position is no longer necessary to manage United’s overall sensitivity to changes in interest rates. In those situations where the terminated contract was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the contract, the resulting gain or loss is amortized over the remaining life of the original contract. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization. United expects that $1.80 million will be reclassified as an increase to interest expense from other comprehensive income over the next twelve months related to these terminated cash flow hedges.

United’s policy requires all non-customer facing derivative financial instruments be used only for asset/liability management through the hedging of specific transactions or positions, and not for trading or speculative purposes. Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is appropriately monitored and controlled and will not have any material adverse effect on financial condition or results of operations. In order to mitigate potential credit risk, from time to time United may require the counterparties to derivative contracts to pledge securities as collateral to cover the net exposure.

Liquidity Management

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet ongoing operational cash needs and to take advantage of revenue producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of United to maintain a sufficient level of liquidity in all expected economic environments. To assist in determining the adequacy of its liquidity, United performs a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the ability to meet the daily cash flow requirements of customers, both depositors and borrowers. United maintains an unencumbered liquid asset reserve to help ensure its ability to meet its obligations. The size of the reserve is determined through severe liquidity stress testing and covers a 30 day period.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments and the maturities and sales of securities, as well as the ability to use these as collateral for borrowings on a secured basis. The Bank also maintain excess funds in short-term interest-bearing assets that provide additional liquidity.

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

At March 31, 2016, United had cash and cash equivalent balances of $183 million and had sufficient qualifying collateral to increase FHLB advances by $954 million and Federal Reserve discount window borrowing capacity of $988 million. United also has the ability to raise substantial funds through brokered deposits. In addition to these wholesale sources, United has the ability to attract retail deposits by competing more aggressively on pricing.

As disclosed in United’s consolidated statement of cash flows, net cash provided by operating activities was $2.39 million for the three months ended March 31, 2016. Net income of $22.3 million for the three month period included deferred income tax expense of $13.6 million, and non-cash expenses for the following: depreciation, amortization and accretion of $7.09 million and stock-based compensation expense of $918,000. These sources of cash from operating activities were offset by an increase in other assets and accrued interest receivable of $34.0 million, an increase in mortgage loans held for sale of $2.35 million and a decrease in accrued expenses and other liabilities of $3.05 million. Net cash used in investing activities of $196 million consisted primarily of a $102 million net increase in loans and purchases of investment securities totaling $247 million. These uses of cash were partially offset by $14.2 million in proceeds from maturities and calls of investment securities held-to-maturity, $61.3 million in proceeds from the sale of investment securities available-for-sale and $82.0 million in proceeds from maturities and calls of investment securities available-for-sale. Net cash provided by financing activities of $136 million consisted primarily of a net increase in deposits of $87.2 million and a net increase in FHLB advances of $80.0 million, partially offset by a $16.6 million net decrease in short term borrowings, $9.99 million for the retirement of preferred stock and $5.04 million in dividends to common shareholders. In the opinion of management, United’s liquidity position at March 31, 2016, was sufficient to meet its expected cash flow requirements.

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

Capital Resources and Dividends

Shareholders’ equity at March 31, 2016 was $1.03 billion, an increase of $15.4 million from December 31, 2015 due to year-to-date earnings less dividends declared and an increase in the value of available-for-sale securities, partially offset by the redemption of Series H preferred stock. Accumulated other comprehensive loss, which includes unrealized gains and losses on securities available-for-sale, the unrealized gains and losses on derivatives qualifying as cash flow hedges and unamortized prior service cost and actuarial gains and losses on United’s modified retirement plan, is excluded in the calculation of regulatory capital adequacy ratios.

The following table shows United’s capital ratios, as calculated under applicable regulatory guidelines, at March 31, 2016 and December 31, 2015. As of March 31, 2016, United’s capital levels remained characterized as “well-capitalized” under the Basel III Capital Rules in effect at the time.

Table 13 - Capital Ratios
(dollars in thousands)

	Basel III Guidelines		United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum	Well Capitalized	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015

Risk-based ratios:
Common equity tier 1 capital	4.5%	6.5%	11.32%	11.45%	12.47%	13.01%
Tier I capital	6.0	8.0	11.32	11.45	12.47	13.01
Total capital	8.0	10.0	12.31	12.50	13.46	14.06
Leverage ratio	4.0	5.0	8.44	8.34	9.28	9.47

Common equity tier 1 capital			$790,517	$773,677	$868,148	$877,169
Tier I capital			790,517	773,677	868,148	877,169
Total capital			859,169	844,667	936,800	948,159

Risk-weighted assets			6,980,996	6,755,011	6,960,958	6,743,560
Average total assets			9,367,732	9,282,243	9,352,001	9,264,133

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2016 and 2015.

Table 14 - Stock Price Information

	2016				2015
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume

First quarter	$19.27	$15.74	$18.47	440,759	$19.53	$16.48	$18.88	234,966
Second quarter					21.23	17.91	20.87	328,887
Third quarter					22.23	18.58	20.44	319,884
Fourth quarter					22.23	18.61	19.49	376,214

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

There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of March 31, 2016 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2015. The interest rate sensitivity position at March 31, 2016 is included in management’s discussion and analysis on page 56 of this report.

Item 4.	Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of United’s disclosure controls and procedures as of March 31, 2016. Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There have been no material changes from the risk factors previously disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds – None

Item 3.	Defaults upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information

Steven J. Goldstein retired from the board of directors of United and the Bank for health reasons, effective March 1, 2016. Director Kenneth L. Daniels replaced Mr. Goldstein as chairman of the risk committees of United and the Bank. United reduced the number of seats on the board of directors from ten to nine and did not replace Mr. Goldstein’s seat as a result.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification by Jimmy C. Tallent, Chairman and Chief Executive Officer of United Community Banks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 9, 2016

