Form 10-Q
period 2016-06-30
UNITED COMMUNITY BANKS INC
filed 2016-08-08
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2016

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

YES ☐  NO ☒

Common stock, par value $1 per share 70,820,500 shares voting and zero shares non-voting outstanding as of July 31, 2016.

Part I – Financial Information

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2016	2015	2016	2015

Interest revenue:
Loans, including fees	$63,472	$52,976	$127,448	$102,640
Investment securities, including tax exempt of $149, $181, $315 and $339	16,833	12,037	32,621	24,095
Deposits in banks and short-term investments	777	795	1,734	1,607
Total interest revenue	81,082	65,808	161,803	128,342

Interest expense:
Deposits:
NOW	444	348	929	742
Money market	1,206	806	2,314	1,479
Savings	30	26	59	46
Time	743	895	1,385	2,004
Total deposit interest expense	2,423	2,075	4,687	4,271
Short-term borrowings	93	82	180	180
Federal Home Loan Bank advances	983	454	1,716	846
Long-term debt	2,665	2,206	5,350	4,812
Total interest expense	6,164	4,817	11,933	10,109
Net interest revenue	74,918	60,991	149,870	118,233
(Release of) provision for credit losses	(300)	900	(500)	2,700
Net interest revenue after provision for credit losses	75,218	60,091	150,370	115,533

Fee revenue:
Service charges and fees	10,515	8,375	20,641	15,990
Mortgage loan and other related fees	4,448	3,707	7,737	6,462
Brokerage fees	1,117	1,232	2,170	2,783
Gains from sales of government guaranteed loans	2,801	1,494	4,038	2,635
Securities gains, net	282	13	661	1,552
Loss from prepayment of debt	-	-	-	(1,038)
Other	4,334	2,445	6,856	4,564
Total fee revenue	23,497	17,266	42,103	32,948
Total revenue	98,715	77,357	192,473	148,481

Operating expenses:
Salaries and employee benefits	33,572	27,961	66,634	54,407
Communications and equipment	4,393	3,304	8,683	6,575
Occupancy	4,538	3,415	9,261	6,693
Advertising and public relations	1,323	1,127	2,187	1,877
Postage, printing and supplies	1,298	993	2,578	1,931
Professional fees	3,189	2,257	5,889	4,176
FDIC assessments and other regulatory charges	1,517	1,298	3,041	2,507
Amortization of intangibles	987	447	1,997	689
Merger-related and other charges	1,176	3,173	3,829	3,173
Other	6,067	4,445	11,846	9,453
Total operating expenses	58,060	48,420	115,945	91,481
Net income before income taxes	40,655	28,937	76,528	57,000
Income tax expense	15,389	11,124	28,967	21,517
Net income	25,266	17,813	47,561	35,483
Preferred stock dividends and discount accretion	-	17	21	17
Net income available to common shareholders	$25,266	$17,796	$47,540	$35,466

Earnings per common share:
Basic	$.35	$.28	$.66	$.57
Diluted	.35	.28	.66	.57
Weighted average common shares outstanding:
Basic	72,202	62,549	72,187	61,730
Diluted	72,207	62,553	72,191	61,734

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Comprehensive Income (Unaudited)

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
2016	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Net income	$40,655	$(15,389)	$25,266	$76,528	$(28,967)	$47,561
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	21,366	(8,105)	13,261	33,063	(12,561)	20,502
Reclassification adjustment for gains included in net income	(282)	106	(176)	(661)	247	(414)
Net unrealized gains	21,084	(7,999)	13,085	32,402	(12,314)	20,088
Amortization of losses included in net income on available-for-sale securities transferred to held-to- maturity	473	(178)	295	938	(359)	579
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	460	(179)	281	960	(374)	586
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	167	(65)	102	334	(130)	204

Total other comprehensive income	22,184	(8,421)	13,763	34,634	(13,177)	21,457

Comprehensive income	$62,839	$(23,810)	$39,029	$111,162	$(42,144)	$69,018

2015
Net income	$28,937	$(11,124)	$17,813	$57,000	$(21,517)	$35,483
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	(10,875)	4,032	(6,843)	3,114	(1,273)	1,841
Reclassification adjustment for gains included in net income	(13)	5	(8)	(1,552)	603	(949)
Net unrealized gains (losses)	(10,888)	4,037	(6,851)	1,562	(670)	892
Amortization of losses included in net income on available-for-sale securities transferred to held-to- maturity	289	(105)	184	773	(287)	486
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	455	(177)	278	880	(342)	538
Unrealized losses on derivative financial instruments accounted for as cash flow hedges	-	-	-	(471)	183	(288)
Net cash flow hedge activity	455	(177)	278	409	(159)	250
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	159	(62)	97	318	(124)	194

Total other comprehensive income (loss)	(9,985)	3,693	(6,292)	3,062	(1,240)	1,822

Comprehensive income	$18,952	$(7,431)	$11,521	$60,062	$(22,757)	$37,305

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Balance Sheet (Unaudited)

	June 30,	December 31,
(in thousands, except share and per share data)	2016	2015

ASSETS
Cash and due from banks	$107,606	$86,912
Interest-bearing deposits in banks	100,036	153,451
Cash and cash equivalents	207,642	240,363
Securities available for sale	2,335,511	2,291,511
Securities held to maturity (fair value $356,740 and $371,658)	341,951	364,696
Mortgage loans held for sale	30,152	24,231
Loans, net of unearned income	6,286,527	5,995,441
Less allowance for loan losses	(64,253)	(68,448)
Loans, net	6,222,274	5,926,993
Premises and equipment, net	181,349	178,165
Bank owned life insurance	105,784	105,493
Accrued interest receivable	25,879	25,786
Net deferred tax asset	157,689	197,613
Derivative financial instruments	26,880	20,082
Goodwill and other intangible assets	146,124	147,420
Other assets	147,238	94,075
Total assets	$9,928,473	$9,616,428
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$2,386,857	$2,204,755
NOW	1,730,313	1,975,884
Money market	1,641,980	1,599,637
Savings	502,134	471,129
Time	1,183,943	1,282,803
Brokered	412,267	338,985
Total deposits	7,857,494	7,873,193
Repurchase agreements	-	16,640
Federal Home Loan Bank advances	735,125	430,125
Long-term debt	164,066	163,836
Derivative financial instruments	34,930	28,825
Accrued expenses and other liabilities	77,121	85,524
Total liabilities	8,868,736	8,598,143
Shareholders' equity:
Preferred stock, $1 par value; 10,000,000 shares authorized; Series H; $1,000 stated value; 0 and 9,992 shares issued and outstanding	-	9,992
Common stock, $1 par value; 150,000,000 shares authorized; 69,863,008 and 66,198,477 shares issued and outstanding	69,863	66,198
Common stock, non-voting, $1 par value; 26,000,000 shares authorized; 1,258,792 and 5,285,516 shares issued and outstanding	1,259	5,286
Common stock issuable; 486,753 and 458,953 shares	6,651	6,779
Capital surplus	1,279,383	1,286,361
Accumulated deficit	(293,424)	(330,879)
Accumulated other comprehensive loss	(3,995)	(25,452)
Total shareholders' equity	1,059,737	1,018,285
Total liabilities and shareholders' equity	$9,928,473	$9,616,428

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Changes in Shareholders' Equity (Unaudited)

For the Six Months Ended June 30,

	Preferred						Accumulated
	Stock		Non-Voting	Common			Other
(in thousands, except share and per	Series	Common	Common	Stock	Capital	Accumulated	Comprehensive
share data)	H	Stock	Stock	Issuable	Surplus	Deficit	Income (Loss)	Total

Balance, December 31, 2014	$-	$50,178	$10,081	$5,168	$1,080,508	$(387,568)	$(18,790)	$739,577
Net income						35,483		35,483
Other comprehensive income							1,822	1,822
Common stock issued to dividend reinvestment plan and employee benefit plans (7,661 shares)		8			122			130
Conversion of non-voting common stock to voting (1,795,271 shares)		1,795	(1,795)					-
Common and preferred stock issued for acquisition (2,358,503 common shares and 9,992 preferred shares)	9,992	2,359			41,533			53,884
Amortization of stock option and restricted stock awards					2,178			2,178
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (60,698 shares issued, 59,685 shares deferred)		61		852	(1,294)			(381)
Deferred compensation plan, net, including dividend equivalents				190	(1)			189
Shares issued from deferred compensation plan (14,125 shares)		14		(139)	125			-
Common stock dividends ($.10 per share)						(6,192)		(6,192)
Tax on restricted stock vesting					559			559
Preferred stock dividends: Series H						(17)		(17)
Balance, June 30, 2015	$9,992	$54,415	$8,286	$6,071	$1,123,730	$(358,294)	$(16,968)	$827,232

Balance, December 31, 2015	$9,992	$66,198	$5,286	$6,779	$1,286,361	$(330,879)	$(25,452)	$1,018,285
Net income						47,561		47,561
Other comprehensive income							21,457	21,457
Redemption of Series H preferred stock (9,992 shares)	(9,992)							(9,992)
Common stock issued to dividend reinvestment plan and to employee benefit plans (10,360 shares)		10			164			174
Conversion of non-voting common stock to voting common stock (4,026,724 shares)		4,027	(4,027)					-
Amortization of stock option and restricted stock awards					1,826			1,826
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (41,909 shares issued, 65,011 shares deferred)		42		941	(1,585)			(602)
Purchases of common stock (460,000 shares)		(460)			(7,741)			(8,201)
Deferred compensation plan, net, including dividend equivalents				204				204
Shares issued from deferred compensation plan (45,538 shares)		46		(1,273)	1,227			-
Common stock dividends ($.14 per share)						(10,085)		(10,085)
Tax on option exercise and restricted stock vesting					(869)			(869)
Preferred stock dividends: Series H						(21)		(21)
Balance, June 30, 2016	$-	$69,863	$1,259	$6,651	$1,279,383	$(293,424)	$(3,995)	$1,059,737

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2016	2015
Operating activities:
Net income	$47,561	$35,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	14,378	10,896
(Release of) provision for credit losses	(500)	2,700
Stock based compensation	1,826	2,178
Deferred income tax expense	29,423	18,519
Securities gains, net	(661)	(1,552)
Gains from sales of government guaranteed loans	(4,038)	(2,635)
Net gains on sale of other assets	(42)	(83)
Net gains and write downs on sales of other real estate owned	(328)	(143)
Loss on prepayment of borrowings	-	1,038
Changes in assets and liabilities:
Other assets and accrued interest receivable	(54,517)	12
Accrued expenses and other liabilities	3,077	(2,997)
Mortgage loans held for sale	(5,921)	(6,924)
Net cash provided by operating activities	30,258	56,492

Investing activities:
Investment securities held to maturity:
Proceeds from maturities and calls of securities held to maturity	30,374	35,538
Purchases of securities held to maturity	(1,000)	-
Investment securities available for sale:
Proceeds from sales of securities available for sale	88,297	136,817
Proceeds from maturities and calls of securities available for sale	199,086	134,521
Purchases of securities available for sale	(308,799)	(312,357)
Net increase in loans	(313,917)	(264,702)
Funds paid to FDIC under loss sharing agreements	-	(1,198)
Proceeds from sales of premises and equipment	987	147
Purchases of premises and equipment	(9,913)	(5,055)
Net cash received for acquisition	-	44,594
Proceeds from sale of other real estate	2,817	1,434
Net cash used in investing activities	(312,068)	(230,261)

Financing activities:
Net change in deposits	(15,566)	111,681
Net change in short-term borrowings	(16,640)	3,460
Repayments of trust preferred securities	-	(15,998)
Proceeds from FHLB advances	4,720,000	1,060,000
Repayments of FHLB advances	(4,415,000)	(967,070)
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	174	130
Retirement of preferred stock	(9,992)	-
Purchase of common stock	(3,756)	-
Cash dividends on common stock	(10,085)	(6,192)
Cash dividends on preferred stock	(46)	-
Net cash provided by financing activities	249,089	186,011

Net change in cash and cash equivalents	(32,721)	12,242

Cash and cash equivalents at beginning of period	240,363	192,655

Cash and cash equivalents at end of period	$207,642	$204,897

Supplemental disclosures of cash flow information:
Interest paid	$13,161	$10,993
Income taxes paid	2,637	2,791
Significant non-cash investing and financing transactions:
Unsettled government guaranteed loan purchases	5,010	-
Unsettled government guaranteed loan sales	22,614	6,013
Unsettled purchases of common stock	4,445	-
Transfers of loans to foreclosed properties	4,312	1,528
Acquisitions:
Assets acquired	-	474,009
Liabilities assumed	-	409,426
Net assets acquired	-	64,583
Common stock issued in acquisitions	-	43,892
Preferred stock issued in acquisitions	-	9,992

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Accounting Policies

The accounting and financial reporting policies of United Community Banks, Inc. (“United”) and its subsidiaries conform to accounting principles generally accepted in the United States (“GAAP”) and reporting guidelines of banking regulatory authorities and regulators. The accompanying interim consolidated financial statements have not been audited. All material intercompany balances and transactions have been eliminated. A more detailed description of United’s accounting policies is included in its Annual Report on Form 10-K for the year ended December 31, 2015.

In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate statement. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. Application of this update will primarily be on a modified retrospective approach, although the guidance for debt securities for which an other-than-temporary impairment has been recognized before the effective date and for loans previously covered by ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality will be applied on a prospective basis. For public entities, this update is effective for fiscal years beginning after December 15, 2019. United is currently evaluating the impact of this guidance on its consolidated financial statements.

Note 3 – Acquisitions

Acquisition of Palmetto Bancshares, Inc.

On September 1, 2015, United completed the acquisition of Palmetto Bancshares, Inc. (“Palmetto”) and its wholly-owned bank subsidiary The Palmetto Bank. Information related to the fair value of assets and liabilities acquired is included in United’s Annual Report on Form 10-K for the year ended December 31, 2015. During second quarter 2016, within the one year measurement period, United received additional information regarding the acquisition date fair values of premises and equipment and other real estate owned (“OREO”). As a result the provisional values assigned to the acquired premises and equipment and OREO have been adjusted to $17.0 million and $2.63 million, respectively, which represent a decrease of $640,000 and $497,000, respectively, from amounts previously disclosed. The tax effect of these adjustments was reflected as an increase to the deferred tax asset of $437,000, with the net amount of $700,000 reflected as an increase to goodwill.

Acquisition of MoneyTree Corporation

On May 1, 2015, United completed the acquisition of MoneyTree Corporation (“MoneyTree”) and its wholly-owned bank subsidiary, First National Bank. Information related to the fair value of assets and liabilities acquired is included in United’s Annual Report on Form 10-K for the year ended December 31, 2015. The following table presents the period of acquisition as comparative 2015 information. The table discloses the impact of the merger with MoneyTree from the acquisition date through June 30, 2015 and certain pro forma information as if MoneyTree had been acquired on January 1, 2014. These results combine the historical results of MoneyTree with United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition taken place on January 1, 2014.

Merger-related costs of $3.17 million from the acquisition have been excluded from the 2015 pro forma information presented below. Furthermore, no adjustments have been made to the pro forma information to eliminate MoneyTree’s pre-acquisition provision for loan losses or OREO write downs. The actual results and pro forma information were as follows (in thousands):

	Revenue	Net Income

Actual MoneyTree from May 1, 2015 - June 30, 2015	$2,284	$384
2015 supplemental consolidated pro forma from January 1, 2015 - June 30, 2015	153,322	38,294

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 4 – Balance Sheet Offsetting and Repurchase Agreements Accounted for as Secured Borrowings

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

	Gross Amounts of	Gross Amounts Offset on		Gross Amounts not Offset in the Balance Sheet
June 30, 2016	Recognized Assets	the Balance Sheet	Net Asset Balance	Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$300,000	$(300,000)	$-	$-	$-	$-
Derivatives	26,880	-	26,880	(1,779)	(4,760)	20,341
Total	$326,880	$(300,000)	$26,880	$(1,779)	$(4,760)	$20,341

Weighted average interest rate of reverse repurchase agreements	1.43%

	Gross Amounts of	Gross Amounts Offset on	Net	Gross Amounts not Offset in the Balance Sheet
	Recognized Liabilities	the Balance Sheet	Liability Balance	Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$300,000	$(300,000)	$-	$-	$-	$-
Derivatives	34,930	-	34,930	(1,779)	(33,182)	-
Total	$334,930	$(300,000)	$34,930	$(1,779)	$(33,182)	$-

Weighted average interest rate of repurchase agreements	.58%

	Gross Amounts of	Gross Amounts Offset on		Gross Amounts not Offset in the Balance Sheet
December 31, 2015	Recognized Assets	the Balance Sheet	Net Asset Balance	Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$400,000	$(400,000)	$-	$-	$-	$-
Derivatives	20,082	-	20,082	(519)	(3,729)	15,834
Total	$420,082	$(400,000)	$20,082	$(519)	$(3,729)	$15,834

Weighted average interest rate of reverse repurchase agreements	1.34%

	Gross Amounts of	Gross Amounts Offset on	Net	Gross Amounts not Offset in the Balance Sheet
	Recognized Liabilities	the Balance Sheet	Liability Balance	Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$400,000	$(400,000)	$-	$-	$-	$-
Derivatives	28,825	-	28,825	(519)	(30,917)	-
Total	$428,825	$(400,000)	$28,825	$(519)	$(30,917)	$-

Weighted average interest rate of repurchase agreements	.50%

At June 30, 2016, United recognized the right to reclaim cash collateral of $33.5 million and the obligation to return cash collateral of $4.76 million. At December 31, 2015, United recognized the right to reclaim cash collateral of $6.26 million and the obligation to return cash collateral of $3.73 million. The right to reclaim cash collateral and the obligation to return cash collateral were included in the consolidated balance sheet in other assets and other liabilities, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents additional detail regarding repurchase agreements accounted for as secured borrowings and the securities underlying these agreements as of the dates indicated (in thousands).

	Remaining Contractual Maturity of the Agreements
	Overnight and
As of June 30, 2016	Continuous	Up to 30 Days	30 to 90 Days	91 to 110 days	Total

U.S. Treasuries	$-	$-	$50,000	$50,000	$100,000
Mortgage-backed securities	-	50,000	50,000	100,000	200,000

Total	$-	$50,000	$100,000	$150,000	$300,000

Gross amount of recognized liabilities for repurchase agreements in offsetting disclosure					$300,000
Amounts related to agreements not included in offsetting disclosure					$-

	Remaining Contractual Maturity of the Agreements
	Overnight and
As of December 31, 2015	Continuous	Up to 30 Days	30 to 90 Days	91 to 110 days	Total

U.S. Treasuries	$-	$-	$100,000	$-	$100,000
U.S. Government agencies	32	-	-	-	32
Mortgage-backed securities	16,608	25,000	175,000	100,000	316,608

Total	$16,640	$25,000	$275,000	$100,000	$416,640

Gross amount of recognized liabilities for repurchase agreements in offsetting disclosure					$400,000
Amounts related to agreements not included in offsetting disclosure					$16,640

United is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price.  United manages this risk by maintaining an unpledged securities portfolio that it believes is sufficient to cover a decline in the market value of the securities sold under agreements to repurchase.

Note 5 – Securities

The amortized cost basis, unrealized gains and losses and fair value of securities held-to-maturity as of the dates indicated are as follows (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of June 30, 2016	Cost	Gains	Losses	Value

State and political subdivisions	$61,547	$4,782	$1	$66,328
Mortgage-backed securities (1)	280,404	10,014	6	290,412

Total	$341,951	$14,796	$7	$356,740

As of December 31, 2015

State and political subdivisions	$62,073	$3,211	$-	$65,284
Mortgage-backed securities (1)	302,623	5,424	1,673	306,374

Total	$364,696	$8,635	$1,673	$371,658

(1) All are residential type mortgage-backed securities or U.S. government agency commercial mortgage backed securities.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The cost basis, unrealized gains and losses, and fair value of securities available-for-sale as of the dates indicated are presented below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of June 30, 2016	Cost	Gains	Losses	Value

U.S. Treasuries	$140,537	$5,021	$-	$145,558
U.S. Government agencies	38,659	726	-	39,385
State and political subdivisions	68,962	2,145	-	71,107
Mortgage-backed securities (1)	1,218,928	24,653	1,560	1,242,021
Corporate bonds	307,653	4,631	1,161	311,123
Asset-backed securities	527,852	1,484	4,144	525,192
Other	1,125	-	-	1,125

Total	$2,303,716	$38,660	$6,865	$2,335,511

As of December 31, 2015

U.S. Treasuries	$169,034	$156	$484	$168,706
U.S. Government agencies	112,394	385	439	112,340
State and political subdivisions	56,265	461	458	56,268
Mortgage-backed securities (1)	1,108,206	12,077	7,165	1,113,118
Corporate bonds	308,102	933	3,009	306,026
Asset-backed securities	538,679	569	6,006	533,242
Other	1,811	-	-	1,811

Total	$2,294,491	$14,581	$17,561	$2,291,511

(1) All are residential type mortgage-backed securities or U.S. government agency commercial mortgage backed securities.

Securities with a carrying value of $1.31 billion and $1.63 billion were pledged to secure public deposits, derivatives and other secured borrowings at June 30, 2016 and December 31, 2015, respectively.

The following table summarizes held-to-maturity securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
As of June 30, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and political subdivisions	$512	$1	$-	$-	$512	$1
Mortgage-backed securities	-	-	1,406	6	1,406	6
Total unrealized loss position	$512	$1	$1,406	$6	$1,918	$7

As of December 31, 2015

Mortgage-backed securities	$140,362	$1,331	$13,127	$342	$153,489	$1,673
Total unrealized loss position	$140,362	$1,331	$13,127	$342	$153,489	$1,673

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes available-for-sale securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
As of June 30, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Mortgage-backed securities	$31,875	$124	$108,620	$1,436	$140,495	$1,560
Corporate bonds	64,166	661	500	500	64,666	1,161
Asset-backed securities	207,774	2,990	109,599	1,154	317,373	4,144
Total unrealized loss position	$303,815	$3,775	$218,719	$3,090	$522,534	$6,865

As of December 31, 2015

U.S. Treasuries	$126,066	$484	$-	$-	$126,066	$484
U.S. Government agencies	74,189	439	-	-	74,189	439
State and political subdivisions	27,014	458	-	-	27,014	458
Mortgage-backed securities	274,005	2,580	173,254	4,585	447,259	7,165
Corporate bonds	221,337	2,759	750	250	222,087	3,009
Asset-backed securities	358,940	5,746	4,816	260	363,756	6,006
Total unrealized loss position	$1,081,551	$12,466	$178,820	$5,095	$1,260,371	$17,561

At June 30, 2016, there were 93 available-for-sale securities and 2 held-to-maturity securities that were in an unrealized loss position. United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at June 30, 2016 were primarily attributable to changes in interest rates and spread relationships.

Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. No impairment charges were recognized during the three or six months ended June 30, 2016 or 2015.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes available-for-sale securities sales activity for the three and six months ended June 30, 2016 and 2015 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Proceeds from sales	$26,992	$67,350	$88,297	$136,817

Gross gains on sales	$285	$13	$958	$1,552
Gross losses on sales	(3)	-	(297)	-

Net gains on sales of securities	$282	$13	$661	$1,552

Income tax expense attributable to sales	$106	$5	$247	$603

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amortized cost and fair value of held-to-maturity and available-for-sale securities at June 30, 2016, by contractual maturity, are presented in the following table (in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

US Treasuries:
1 to 5 years	$66,014	$67,801	$-	$-
5 to 10 years	74,523	77,757	-	-
	140,537	145,558	-	-

US Government agencies:
1 to 5 years	8,310	8,360	-	-
5 to 10 years	30,349	31,025	-	-
	38,659	39,385	-	-

State and political subdivisions:
Within 1 year	926	940	5,017	5,069
1 to 5 years	9,589	9,838	14,170	15,109
5 to 10 years	52,311	53,917	22,357	25,107
More than 10 years	6,136	6,412	20,003	21,043
	68,962	71,107	61,547	66,328

Corporate bonds:
1 to 5 years	223,094	224,777	-	-
5 to 10 years	83,559	85,846	-	-
More than 10 years	1,000	500	-	-
	307,653	311,123	-	-

Asset-backed securities:
1 to 5 years	27,357	27,704	-	-
5 to 10 years	304,376	302,060	-	-
More than 10 years	196,119	195,428	-	-
	527,852	525,192	-	-

Other:
More than 10 years	1,125	1,125	-	-
	1,125	1,125	-	-

Total securities other than mortgage-backed securities:
Within 1 year	926	940	5,017	5,069
1 to 5 years	334,364	338,480	14,170	15,109
5 to 10 years	545,118	550,605	22,357	25,107
More than 10 years	204,380	203,465	20,003	21,043

Mortgage-backed securities	1,218,928	1,242,021	280,404	290,412

	$2,303,716	$2,335,511	$341,951	$356,740

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Loans and Allowance for Credit Losses

Major classifications of loans are summarized as of the dates indicated as follows (in thousands).

	June 30,	December 31,
	2016	2015

Owner occupied commercial real estate	$1,450,075	$1,493,966
Income producing commercial real estate	918,963	823,729
Commercial & industrial	925,578	785,417
Commercial construction	383,558	342,078
Total commercial	3,678,174	3,445,190
Residential mortgage	1,035,467	1,029,663
Home equity lines of credit	622,804	597,806
Residential construction	350,877	351,700
Consumer installment	124,067	115,111
Indirect auto	475,138	455,971

Total loans	6,286,527	5,995,441

Less allowance for loan losses	(64,253)	(68,448)

Loans, net	$6,222,274	$5,926,993

At June 30, 2016 and December 31, 2015, loans totaling $2.88 billion and $2.44 billion, respectively, were pledged as collateral to secure Federal Home Loan Bank advances and other contingent funding sources.

At June 30, 2016, the carrying value and outstanding balance of purchased credit impaired (“PCI”) loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, were $40.7 million and $56.3 million, respectively. At December 31, 2015, the carrying value and outstanding balance of PCI loans were $51.3 million and $71.0 million, respectively. The following table presents changes in the value of the accretable yield for PCI loans for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$4,144	$-	$4,279	$-
Additions due to acquisitions	-	1,029	-	1,029
Accretion	(626)	(83)	(1,942)	(83)
Reclassification from nonaccretable difference	806	-	1,453	-
Changes in expected cash flows that do not affect nonaccretable difference	1,013	-	1,547	-
Balance at end of period	$5,337	$946	$5,337	$946

In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC 310-30 are also accreted to interest revenue over the life of the loans. At June 30, 2016 and December 31, 2015, the remaining accretable fair value marks on loans acquired through a business combination and not accounted for under ASC 310-30 were $6.00 million and $7.03 million, respectively. In addition, indirect auto loans purchased at a premium outside of a business combination have a remaining premium of $12.4 million and $12.0 million, respectively, as of June 30, 2016 and December 31, 2015.

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

	2016					2015
Three Months Ended June 30,	Beginning Balance	Charge- Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Charge- Offs	Recoveries	(Release) Provision	Ending Balance

Owner occupied commercial real estate	$16,864	$(610)	$46	$(1,868)	$14,432	$14,952	$(363)	$78	$1,672	$16,339
Income producing commercial real estate	6,020	(121)	144	(521)	5,522	9,655	(74)	350	(1,731)	8,200
Commercial & industrial	3,153	(223)	615	(338)	3,207	3,442	(162)	789	659	4,728
Commercial construction	8,938	(24)	2	22	8,938	5,335	(147)	51	(344)	4,895
Residential mortgage	14,205	(1,060)	231	2,286	15,662	20,138	(1,109)	322	(299)	19,052
Home equity lines of credit	5,995	(469)	216	(424)	5,318	4,321	(348)	26	1,480	5,479
Residential construction	9,034	(270)	278	(37)	9,005	10,210	(499)	392	(766)	9,337
Consumer installment	773	(390)	229	111	723	713	(349)	187	137	688
Indirect auto	1,328	(366)	42	442	1,446	1,241	(130)	8	292	1,411
Total allowance for loan losses	66,310	(3,533)	1,803	(327)	64,253	70,007	(3,181)	2,203	1,100	70,129
Allowance for unfunded commitments	2,342	-	-	27	2,369	2,780	-	-	(200)	2,580
Total allowance for credit losses	$68,652	$(3,533)	$1,803	$(300)	$66,622	$72,787	$(3,181)	$2,203	$900	$72,709

Six Months Ended June 30,	Beginning Balance	Charge- Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Charge- Offs	Recoveries	(Release) Provision	Ending Balance

Owner occupied commercial real estate	$16,732	$(1,012)	$143	$(1,431)	$14,432	$16,041	$(731)	$89	$940	$16,339
Income producing commercial real estate	8,235	(343)	155	(2,525)	5,522	10,296	(322)	357	(2,131)	8,200
Commercial & industrial	4,442	(795)	904	(1,344)	3,207	3,255	(631)	917	1,187	4,728
Commercial construction	5,583	(311)	2	3,664	8,938	4,747	(169)	51	266	4,895
Residential mortgage	17,232	(1,236)	358	(692)	15,662	20,311	(1,687)	484	(56)	19,052
Home equity lines of credit	6,042	(1,192)	307	161	5,318	4,574	(421)	40	1,286	5,479
Residential construction	7,961	(329)	441	932	9,005	10,603	(1,639)	471	(98)	9,337
Consumer installment	828	(869)	435	329	723	731	(675)	563	69	688
Indirect auto	1,393	(599)	73	579	1,446	1,061	(258)	21	587	1,411
Total allowance for loan losses	68,448	(6,686)	2,818	(327)	64,253	71,619	(6,533)	2,993	2,050	70,129
Allowance for unfunded commitments	2,542	-	-	(173)	2,369	1,930	-	-	650	2,580
Total allowance for credit losses	$70,990	$(6,686)	$2,818	$(500)	$66,622	$73,549	$(6,533)	$2,993	$2,700	$72,709

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table represents the recorded investment in loans by portfolio segment and the balance of the allowance for loan losses assigned to each segment based on the method of evaluating the loans for impairment as of the dates indicated (in thousands).

	Allowance for Loan Losses
	June 30, 2016				December 31, 2015
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance

Owner occupied commercial real estate	$1,444	$12,988	$-	$14,432	$1,465	$15,267	$-	$16,732
Income producing commercial real estate	399	5,123	-	5,522	961	7,274	-	8,235
Commercial & industrial	71	2,980	156	3,207	280	4,162	-	4,442
Commercial construction	46	8,856	36	8,938	13	5,570	-	5,583
Residential mortgage	3,944	11,639	79	15,662	3,885	13,347	-	17,232
Home equity lines of credit	3	5,259	56	5,318	6	6,036	-	6,042
Residential construction	141	8,857	7	9,005	174	7,787	-	7,961
Consumer installment	9	714	-	723	13	815	-	828
Indirect auto	-	1,446	-	1,446	-	1,393	-	1,393
Total allowance for loan losses	6,057	57,862	334	64,253	6,797	61,651	-	68,448
Allowance for unfunded commitments	-	2,369	-	2,369	-	2,542	-	2,542
Total allowance for credit losses	$6,057	$60,231	$334	$66,622	$6,797	$64,193	$-	$70,990

	Loans Outstanding
	June 30, 2016				December 31, 2015
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance

Owner occupied commercial real estate	$31,527	$1,410,209	$8,339	$1,450,075	$38,268	$1,442,024	$13,674	$1,493,966
Income producing commercial real estate	23,647	873,916	21,400	918,963	23,013	772,945	27,771	823,729
Commercial & industrial	2,771	921,657	1,150	925,578	3,339	781,423	655	785,417
Commercial construction	1,865	376,745	4,948	383,558	10,616	329,320	2,142	342,078
Residential mortgage	23,421	1,008,835	3,211	1,035,467	19,627	1,005,860	4,176	1,029,663
Home equity lines of credit	101	621,525	1,178	622,804	167	595,951	1,688	597,806
Residential construction	5,971	344,428	478	350,877	7,900	342,677	1,123	351,700
Consumer installment	315	123,744	8	124,067	329	114,741	41	115,111
Indirect auto	937	474,179	22	475,138	749	455,173	49	455,971
Total loans	$90,555	$6,155,238	$40,734	$6,286,527	$104,008	$5,840,114	$51,319	$5,995,441

Excluding loans accounted for under ASC 310-30, management individually evaluates all loans that are on nonaccrual with a balance of $500,000 or greater and all troubled debt restructurings (“TDRs”) for impairment. In addition, management reviews all accruing substandard loans greater than $2 million to determine if the loan is impaired. A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the original contractual terms of the loan will not be collected. All TDRs are considered impaired regardless of accrual status. Impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. A specific reserve is established for impaired loans for the amount of calculated impairment. Interest payments received on impaired nonaccrual loans are applied as a reduction of the recorded investment in the loan. For impaired loans not on nonaccrual status, interest is accrued according to the terms of the loan agreement. Loans are evaluated for impairment quarterly and specific reserves are established in the allowance for loan losses for any measured impairment.

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

When a loan officer determines that a loan is uncollectible, he or she is responsible for recommending that the loan be placed on nonaccrual status and charged off. Full or partial charge-offs may also be recommended by the Collections Department, the Special Assets Department, the Loss Mitigation Department and the Foreclosure/OREO Department. Nonaccrual real estate loans are generally charged down to fair value less costs to sell at the time they are placed on nonaccrual status.

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

The following table presents loans individually evaluated for impairment by class of loans as of the dates indicated (in thousands).

	June 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Owner occupied commercial real estate	$8,083	$7,630	$-	$14,793	$14,460	$-
Income producing commercial real estate	12,550	12,550	-	13,044	12,827	-
Commercial & industrial	447	447	-	493	469	-
Commercial construction	380	380	-	-	-	-
Total commercial	21,460	21,007	-	28,330	27,756	-
Residential mortgage	4,515	4,513	-	791	791	-
Home equity lines of credit	-	-	-	-	-	-
Residential construction	1,444	1,393	-	3,731	3,429	-
Consumer installment	-	-	-	-	-	-
Indirect auto	937	937	-	749	749	-
Total with no related allowance recorded	28,356	27,850	-	33,601	32,725	-

With an allowance recorded:
Owner occupied commercial real estate	24,053	23,897	1,444	24,043	23,808	1,465
Income producing commercial real estate	11,097	11,097	399	10,281	10,186	961
Commercial & industrial	2,404	2,324	71	2,957	2,870	280
Commercial construction	1,654	1,485	46	10,787	10,616	13
Total commercial	39,208	38,803	1,960	48,068	47,480	2,719
Residential mortgage	19,195	18,908	3,944	19,346	18,836	3,885
Home equity lines of credit	101	101	3	167	167	6
Residential construction	4,963	4,578	141	4,854	4,471	174
Consumer installment	335	315	9	354	329	13
Indirect auto	-	-	-	-	-	-
Total with an allowance recorded	63,802	62,705	6,057	72,789	71,283	6,797
Total	$92,158	$90,555	$6,057	$106,390	$104,008	$6,797

Excluding PCI loans, there were no loans more than 90 days past due and still accruing interest at June 30, 2016 or December 31, 2015. Nonaccrual loans include both homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans. United’s policy is to place loans on nonaccrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in full or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is classified on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Principal and interest payments received on a nonaccrual loan are applied to reduce outstanding principal.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered to be performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at June 30, 2016 or December 31, 2015 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms was approximately $170,000 and $165,000 for the three months ended June 30, 2016 and 2015, respectively and $425,000 and $424,000 for the six months ended June 30, 2016 and 2015, respectively.

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired are presented below for the periods indicated (in thousands).

	2016			2015
Three Months Ended June 30,	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received

Owner occupied commercial real estate	$31,747	$379	$388	$37,985	$469	$509
Income producing commercial real estate	23,768	284	295	22,055	273	253
Commercial & industrial	2,706	35	35	5,221	45	89
Commercial construction	1,872	22	21	12,164	117	116
Total commercial	60,093	720	739	77,425	904	967
Residential mortgage	23,631	263	265	20,604	200	203
Home equity lines of credit	101	1	1	558	5	5
Residential construction	6,152	71	80	8,748	128	132
Consumer installment	320	6	5	161	3	3
Indirect auto	867	11	11	-	-	-
Total	$91,164	$1,072	$1,101	$107,496	$1,240	$1,310

Six Months Ended June 30,

Owner occupied commercial real estate	$32,111	$809	$835	$37,487	$929	$968
Income producing commercial real estate	23,857	568	597	21,740	540	529
Commercial & industrial	2,771	66	62	4,622	83	125
Commercial construction	1,881	44	44	12,219	233	237
Total commercial	60,620	1,487	1,538	76,068	1,785	1,859
Residential mortgage	23,778	469	468	21,345	425	436
Home equity lines of credit	101	2	2	518	10	10
Residential construction	6,254	138	143	9,662	248	258
Consumer installment	327	12	12	157	6	6
Indirect auto	830	22	22	-	-	-
Total	$91,910	$2,130	$2,185	$107,750	$2,474	$2,569

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the recorded investment in nonaccrual loans by loan class as of the dates indicated (in thousands).

	June 30,	December 31,
	2016	2015

Owner occupied commercial real estate	$6,681	$7,036
Income producing commercial real estate	1,017	2,595
Commercial & industrial	949	892
Commercial construction	199	328
Total commercial	8,846	10,851
Residential mortgage	8,667	8,555
Home equity lines of credit	1,308	851
Residential construction	1,578	1,398
Consumer installment	137	175
Indirect auto	812	823
Total	$21,348	$22,653

The following table presents the aging of the recorded investment in past due loans by class of loans as of the dates indicated (in thousands).

	Loans Past Due				Loans Not
As of June 30, 2016	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Past Due	PCI Loans	Total

Owner occupied commercial real estate	$1,432	$1,157	$2,167	$4,756	$1,436,980	$8,339	$1,450,075
Income producing commercial real estate	321	892	192	1,405	896,158	21,400	918,963
Commercial & industrial	2,695	45	448	3,188	921,240	1,150	925,578
Commercial construction	107	-	131	238	378,372	4,948	383,558
Total commercial	4,555	2,094	2,938	9,587	3,632,750	35,837	3,678,174
Residential mortgage	5,579	1,563	3,155	10,297	1,021,959	3,211	1,035,467
Home equity lines of credit	1,450	318	611	2,379	619,247	1,178	622,804
Residential construction	786	926	389	2,101	348,298	478	350,877
Consumer installment	386	208	25	619	123,440	8	124,067
Indirect auto	803	243	389	1,435	473,681	22	475,138
Total loans	$13,559	$5,352	$7,507	$26,418	$6,219,375	$40,734	$6,286,527

As of December 31, 2015

Owner occupied commercial real estate	$3,733	$1,686	$1,400	$6,819	$1,473,473	$13,674	$1,493,966
Income producing commercial real estate	204	1,030	621	1,855	794,103	27,771	823,729
Commercial & industrial	858	88	489	1,435	783,327	655	785,417
Commercial construction	159	-	76	235	339,701	2,142	342,078
Total commercial	4,954	2,804	2,586	10,344	3,390,604	44,242	3,445,190
Residential mortgage	5,111	1,338	3,544	9,993	1,015,494	4,176	1,029,663
Home equity lines of credit	1,118	188	287	1,593	594,525	1,688	597,806
Residential construction	2,180	239	344	2,763	347,814	1,123	351,700
Consumer installment	610	115	83	808	114,262	41	115,111
Indirect auto	611	311	561	1,483	454,439	49	455,971
Total loans	$14,584	$4,995	$7,405	$26,984	$5,917,138	$51,319	$5,995,441

As of June 30, 2016 and December 31, 2015, $5.40 million and $6.37 million, respectively, of specific reserves were allocated to customers whose loan terms have been modified in TDRs. United committed to lend additional amounts totaling up to $2,000 and $224,000 as of June 30, 2016 and December 31, 2015, respectively, to customers with outstanding loans that are classified as TDRs.

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

	June 30, 2016			December 31, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Owner occupied commercial real estate	56	$26,515	$26,025	54	$32,544	$32,058
Income producing commercial real estate	30	20,713	20,713	29	15,703	15,629
Commercial & industrial	21	2,248	2,169	26	2,955	2,870
Commercial construction	8	1,654	1,485	14	10,785	10,616
Total commercial	115	51,130	50,392	123	61,987	61,173
Residential mortgage	179	19,743	19,468	173	19,101	18,836
Home equity lines of credit	2	101	101	2	167	167
Residential construction	47	5,812	5,427	44	5,663	5,334
Consumer installment	19	335	315	22	348	329
Indirect auto	56	937	937	49	749	749
Total loans	418	$78,058	$76,640	413	$88,015	$86,588

Loans modified under the terms of a TDR during the three and six months ended June 30, 2016 and 2015 are presented in the table below. In addition, the following table presents loans modified under the terms of a TDR that defaulted (became 90 days or more delinquent) during the periods presented and were initially restructured within one year prior to default (dollars in thousands).

	New TDRs for the Three Months Ended June 30,					New TDRs for the Six Months Ended June 30,
				Modified Within the					Modified Within the
				Previous Twelve Months					Previous Twelve Months
		Pre-	Post-	That Have Subsequently			Pre-	Post-	That Have Subsequently
		Modification	Modification	Defaulted during the			Modification	Modification	Defaulted during the
		Outstanding	Outstanding	Three Months Ended June 30,			Outstanding	Outstanding	Six Months Ended June 30,
2016	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment

Owner occupied commercial real estate	3	$867	$867	1	$252	6	$1,516	$1,516	2	$499
Income producing commercial real estate	-	-	-	-	-	-	-	-	-	-
Commercial & industrial	2	749	749	-	-	3	946	946	-	-
Commercial construction	-	-	-	-	-	-	-	-	-	-
Total commercial	5	1,616	1,616	1	252	9	2,462	2,462	2	499
Residential mortgage	11	1,803	1,801	1	85	18	2,602	2,564	1	85
Home equity lines of credit	1	38	38	-	-	1	38	38	-	-
Residential construction	5	429	373	-	-	6	495	439	-	-
Consumer installment	-	-	-	-	-	1	20	20	-	-
Indirect auto	10	235	235	-	-	18	474	474	-	-
Total loans	32	$4,121	$4,063	2	$337	53	$6,091	$5,997	3	$584

				Modified Within the					Modified Within the
				Previous Twelve Months					Previous Twelve Months
		Pre-	Post-	That Have Subsequently			Pre-	Post-	That Have Subsequently
		Modification	Modification	Defaulted during the			Modification	Modification	Defaulted during the
		Outstanding	Outstanding	Three Months Ended June 30,			Outstanding	Outstanding	Six Months Ended June 30,
2015	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment
Owner occupied commercial real estate	6	$8,040	$7,996	-	$-	8	$12,537	$12,493	-	$-
Income producing commercial real estate	1	55	54	-	-	3	310	310	-	-
Commercial & industrial	4	992	992	-	-	6	1,180	1,180	-	-
Commercial construction	1	233	233	-	-	1	233	233	-	-
Total commercial	12	9,320	9,275	-	-	18	14,260	14,216	-	-
Residential mortgage	8	523	523	-	-	23	2,121	2,121	-	-
Home equity lines of credit	1	83	74	-	-	1	83	74	-	-
Residential construction	2	163	139	-	-	2	163	139	-	-
Consumer installment	1	25	25	-	-	2	28	28	1	30
Indirect auto	-	-	-	-	-	-	-	-	-	-
Total loans	24	$10,114	$10,036	-	$-	46	$16,655	$16,578	1	$30

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Based on the most recent analysis performed, the risk category of loans by class of loans as of the dates indicated is as follows (in thousands).

As of June 30, 2016	Pass	Watch (1)	Substandard	Doubtful / Loss	Total

Owner occupied commercial real estate	$1,386,558	$19,766	$35,412	$-	$1,441,736
Income producing commercial real estate	872,759	5,027	19,777	-	897,563
Commercial & industrial	911,815	3,209	9,404	-	924,428
Commercial construction	375,061	2,043	1,506	-	378,610
Total commercial	3,546,193	30,045	66,099	-	3,642,337
Residential mortgage	986,571	7,652	38,033	-	1,032,256
Home equity lines of credit	615,840	21	5,765	-	621,626
Residential construction	335,266	6,355	8,778	-	350,399
Consumer installment	123,248	-	811	-	124,059
Indirect auto	472,792	-	2,324	-	475,116
Total loans, excluding PCI loans	$6,079,910	$44,073	$121,810	$-	$6,245,793

Owner occupied commercial real estate	$1,399	$2,842	$4,098	$-	$8,339
Income producing commercial real estate	6,885	5,644	8,871	-	21,400
Commercial & industrial	203	24	923	-	1,150
Commercial construction	1,619	2,945	384	-	4,948
Total commercial	10,106	11,455	14,276	-	35,837
Residential mortgage	193	359	2,659	-	3,211
Home equity lines of credit	205	-	973	-	1,178
Residential construction	334	27	117	-	478
Consumer installment	1	-	7	-	8
Indirect auto	-	-	22	-	22
Total PCI loans	$10,839	$11,841	$18,054	$-	$40,734

As of December 31, 2015

Owner occupied commercial real estate	$1,414,353	$24,175	$41,764	$-	$1,480,292
Income producing commercial real estate	771,792	4,151	20,015	-	795,958
Commercial & industrial	770,287	8,171	6,304	-	784,762
Commercial construction	335,571	3,069	1,296	-	339,936
Total commercial	3,292,003	39,566	69,379	-	3,400,948
Residential mortgage	985,109	5,070	35,308	-	1,025,487
Home equity lines of credit	589,749	24	6,345	-	596,118
Residential construction	335,341	3,813	11,423	-	350,577
Consumer installment	114,178	-	892	-	115,070
Indirect auto	453,935	-	1,987	-	455,922
Total loans, excluding PCI loans	$5,770,315	$48,473	$125,334	$-	$5,944,122

Owner occupied commercial real estate	$1,811	$6,705	$4,809	$349	$13,674
Income producing commercial real estate	9,378	5,766	12,627	-	27,771
Commercial & industrial	17	83	505	50	655
Commercial construction	1,698	6	438	-	2,142
Total commercial	12,904	12,560	18,379	399	44,242
Residential mortgage	-	410	3,766	-	4,176
Home equity lines of credit	214	-	1,474	-	1,688
Residential construction	345	39	227	512	1,123
Consumer installment	1	-	40	-	41
Indirect auto	-	-	49	-	49
Total PCI loans	$13,464	$13,009	$23,935	$911	$51,319

(1) Residential mortgage loans and home equity loans reported in the watch column are generally commercial purpose loans secured by the borrower's residence.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the details regarding amounts reclassified out of accumulated other comprehensive income for the periods indicated (in thousands).

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item in the Statement
Comprehensive Income Components	2016	2015	2016	2015	Where Net Income is Presented

Realized gains on available-for-sale securities:
	$282	$13	$661	$1,552	Securities gains, net
	(106)	(5)	(247)	(603)	Tax expense
	$176	$8	$414	$949	Net of tax

Amortization of losses included in net income on available-for-sale securities transferred to held to maturity:
	$(473)	$(289)	$(938)	$(773)	Investment securities interest revenue
	178	105	359	287	Tax benefit
	$(295)	$(184)	$(579)	$(486)	Net of tax

Gains included in net income on derivative financial instruments accounted for as cash flow hedges:
Amortization of losses on de-designated positions	$-	$(30)	$(7)	$(78)	Deposits in banks and short-term investments interest revenue
Amortization of losses on de-designated positions	(151)	(146)	(342)	(265)	Money market deposit interest expense
Amortization of losses on de-designated positions	(309)	(279)	(611)	(537)	Federal Home Loan Bank advances interest expense
	(460)	(455)	(960)	(880)	Total before tax
	179	177	374	342	Tax benefit
	$(281)	$(278)	$(586)	$(538)	Net of tax

Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan:
Prior service cost	$(125)	$(91)	$(250)	$(182)	Salaries and employee benefits expense
Actuarial losses	(42)	(68)	(84)	(136)	Salaries and employee benefits expense
	(167)	(159)	(334)	(318)	Total before tax
	65	62	130	124	Tax benefit
	$(102)	$(97)	$(204)	$(194)	Net of tax
Total reclassifications for the period	$(502)	$(551)	$(955)	$(269)	Net of tax
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

During the six months ended June 30, 2016, United accrued dividends of $21,000 on its Series H preferred stock. The Series H preferred stock was redeemed in the first quarter of 2016; accordingly, United did not accrue any dividends for the second quarter of 2016. The preferred stock dividends were subtracted from net income in order to arrive at net income available to common shareholders. During the three and six months ended June 30, 2015, United accrued dividends of $17,000 on its Series H preferred stock.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income available to common shareholders	$25,266	$17,796	$47,540	$35,466

Weighted average shares outstanding:
Basic	72,202	62,549	72,187	61,730
Effect of dilutive securities
Stock options	5	4	4	4
Diluted	72,207	62,553	72,191	61,734

Net income per common share:
Basic	$.35	$.28	$.66	$.57
Diluted	$.35	$.28	$.66	$.57

At June 30, 2016, United had the following potentially dilutive stock options and warrants outstanding: a warrant to purchase 219,909 shares of common stock at $61.40 per share; 187,541 shares of common stock issuable upon exercise of stock options granted to employees with a weighted average exercise price of $77.65; and 581,760 shares of common stock issuable upon completion of vesting of restricted stock unit awards.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the fair value of derivative financial instruments as of the dates indicated as well as their classification on the consolidated balance sheet (in thousands).

Derivatives designated as hedging instruments under ASC 815

		Fair Value
Interest Rate Products	Balance Sheet Location	June 30, 2016	December 31, 2015

Fair value hedge of brokered CD's	Derivative assets	$182	$-
Fair value hedge of corporate bonds	Derivative assets	-	31
		$182	$31

Fair value hedge of brokered CD's	Derivative liabilities	$864	$2,169
Fair value hedge of corporate bonds	Derivative liabilities	2,376	-
		$3,240	$2,169

Derivatives not designated as hedging instruments under ASC 815

		Fair Value
Interest Rate Products	Balance Sheet Location	June 30, 2016	December 31, 2015

Customer swap positions	Derivative assets	$17,401	$6,185
Dealer offsets to customer swap positions	Derivative assets	-	31
Mortgage banking - loan commitment	Derivative assets	188	188
Mortgage banking - forward sales commitment	Derivative assets	2	1
Bifurcated embedded derivatives	Derivative assets	2,469	9,230
Offsetting positions for de-designated cash flow hedges	Derivative assets	6,638	4,416
		$26,698	$20,051

Customer swap positions	Derivative liabilities	$-	$31
Dealer offsets to customer swap positions	Derivative liabilities	17,525	6,339
Mortgage banking - forward sales commitment	Derivative liabilities	-	22
Dealer offsets to bifurcated embedded derivatives	Derivative liabilities	7,531	15,794
De-designated cash flow hedges	Derivative liabilities	6,634	4,470
		$31,690	$26,656

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

Cash Flow Hedges of Interest Rate Risk

At June 30, 2016 and December 31, 2015 United did not have any active cash flow hedges. Changes in United’s balance sheet composition and interest rate risk position made cash flow hedges no longer necessary as protection against rising interest rates and as a result, United de-designated its former cash flow hedges. The loss remaining in other comprehensive income on the de-designated swaps is being amortized into earnings over the original term of the swaps as the forecasted transactions that the swaps were originally designated to hedge are still expected to occur. United expects that $1.52 million will be reclassified as an increase to interest expense over the next twelve months related to these cash flow hedges.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the effect of cash flow hedges on the consolidated statement of income for the periods indicated (in thousands).

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2016	2015	Location	2016	2015	Location	2016	2015

Three Months Ended June 30,

Interest rate swaps	$-	$-	Interest expense	$(460)	$(455)	Interest expense	$-	$-

Six Months Ended June 30,
Interest rate swaps	$-	$(471)	Interest expense	$(960)	$(880)	Interest expense	$-	$(7)

Fair Value Hedges of Interest Rate Risk

United is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in interest rates. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in interest rates. Interest rate swaps designated as fair value hedges of brokered deposits involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate swaps designated as fair value hedges of fixed-rate investments involve the receipt of variable-rate payments from a counterparty in exchange for United making fixed-rate payments over the life of the instrument without the exchange of the underlying notional amount. At June 30, 2016, United had eight interest rate swaps with an aggregate notional amount of $90.7 million that were designated as fair value hedges of interest rate risk and were pay-variable / receive-fixed swaps hedging the changes in the fair value of fixed-rate brokered time deposits resulting from changes in interest rates. Also at June 30, 2016, United had one interest rate swap with a notional of $30.0 million that was designated as a pay-fixed / receive-variable fair value hedge of changes in the fair value of a fixed-rate corporate bond. At December 31, 2015, United had 13 interest rate swaps with an aggregate notional amount of $156 million that were designated as fair value hedges of interest rate risk. These contracts were pay-variable / receive-fixed swaps hedging changes in the fair value of fixed-rate brokered time deposits resulting from changes in interest rates. Also at December 31, 2015, United had one interest rate swap with a notional of $30 million that was designated as a pay-fixed / receive-variable fair value hedge of changes in the fair value of a fixed-rate corporate bond.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives. During the three and six months ended June 30, 2016, United recognized net gains of $216,000 and $854,000, respectively, related to ineffectiveness in the fair value hedging relationships. During the three and six months ended June 30, 2015, United recognized net gains of $207,000 and $170,000, respectively, related to ineffectiveness in the fair value hedging relationships. United also recognized net reductions of interest expense of $448,000 and $1.24 million, respectively, for the three and six months ended June 30, 2016 and net reductions of interest expense of $1.13 million and $2.26 million, respectively, for the three and six months ended June 30, 2015 related to United’s fair value hedges of brokered time deposits, which includes net settlements on the derivatives. United recognized reductions of interest revenue on securities during the three and six months ended June 30, 2016 of $117,000 and $246,000, respectively, and reductions of interest revenue on securities during the three and six months ended June 30, 2015 of $146,000 and $220,000, respectively, related to fair value hedges of corporate bonds.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the effect of derivatives in fair value hedging relationships on the consolidated statement of operations for the periods indicated (in thousands).

	Location of Gain	Amount of Gain (Loss)		Amount of Gain (Loss)
	(Loss) Recognized	Recognized in Income		Recognized in Income
	in Income on	on Derivative		on Hedged Item
	Derivative	2016	2015	2016	2015

Three Months Ended June 30,
Fair value hedges of brokered CD's	Interest expense	$720	$(3,145)	$(413)	$3,287
Fair value hedges of corporate bonds	Interest revenue	(793)	1,315	702	(1,250)
		$(73)	$(1,830)	$289	$2,037

Six Months Ended June 30,
Fair value hedges of brokered CD's	Interest expense	$3,271	$(775)	$(2,213)	$882
Fair value hedges of corporate bonds	Interest revenue	(2,407)	970	2,203	(907)
		$864	$195	$(10)	$(25)

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

Credit-Risk-Related Contingent Features

United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. As of June 30, 2016, collateral totaling $33.2 million was pledged toward derivatives in a liability position.

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

Note 10 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options, restricted stock and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan). As of June 30, 2016, 2.30 million additional awards could be granted under the plan. Through June 30, 2016, incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards, base salary stock grants and performance share awards have been granted under the plan.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table shows stock option activity for the first six months of 2016.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinisic Value ($000)

Outstanding at December 31, 2015	241,493	$89.92
Expired	(51,398)	134.78
Forfeited	(2,554)	87.80
Outstanding at June 30, 2016	187,541	77.65	2.4	$103

Exercisable at June 30, 2016	177,541	81.11	2.1	83

The fair value of each option is estimated on the date of grant using the Black-Scholes model. No stock options were granted during the six months ended June 30, 2016 and 2015.

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

United recognized $15,000 and $19,000, respectively, in compensation expense related to stock options during the six months ended June 30, 2016 and 2015. The amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. No options were exercised during the first six months of 2016 or 2015.

The table below presents restricted stock units activity for the first six months of 2016.

Restricted Stock Unit Awards	Shares	Weighted- Average Grant- Date Fair Value

Outstanding at December 31, 2015	712,667	$16.44
Granted	41,232	19.78
Vested	(138,490)	15.61
Cancelled	(33,649)	16.90
Outstanding at June 30, 2016	581,760	16.85

Compensation expense for restricted stock units is based on the fair value of restricted stock unit awards at the time of grant, which is equal to the value of United’s common stock on the date of grant. The value of restricted stock unit awards that are expected to vest is amortized into expense over the vesting period. For the six months ended June 30, 2016 and 2015, compensation expense of $1.76 million and $2.11 million, respectively, was recognized related to restricted stock unit awards. In addition, for the six months ended June 30, 2016 and 2015, $51,000 and $47,000, respectively, was recognized in other operating expense for restricted stock unit awards granted to members of United’s board of directors. The total intrinsic value of outstanding restricted stock unit awards was $10.6 million at June 30, 2016.

As of June 30, 2016, there was $7.36 million of unrecognized compensation cost related to non-vested stock options and restricted stock unit awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.08 years. The aggregate grant date fair value of options and restricted stock unit awards that vested during the six months ended June 30, 2016, was $2.15 million.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Common and Preferred Stock Issued / Common Stock Issuable

United sponsors a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from United. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. In the six months ended June 30, 2016 and 2015, 1,775 shares and 997 shares, respectively, were issued through the DRIP.

In addition, United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a 10% discount, with no commission charges. During the first six months of 2016 and 2015, United issued 8,585 shares and 6,664 shares, respectively, through the ESPP.

United offers its common stock as an investment option in its deferred compensation plan. United also allows for the deferral of restricted stock unit awards. The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable. The deferred compensation plan does not allow for diversification once an election is made to invest in United’s common stock and settlement must be accomplished in shares at the time the deferral period is completed. At June 30, 2016 and December 31, 2015, 486,753 and 458,953 shares of common stock, respectively, were issuable under the deferred compensation plan.

In the first quarter of 2016, United redeemed all of its outstanding Series H preferred stock. The preferred stock was redeemed at par and did not result in any gain or loss.

In the second quarter of 2016, United amended its articles of incorporation to increase the number of authorized shares of common stock from 100 million to 150 million shares.

On March 22, 2016, United announced that its Board of Directors had authorized a new program to repurchase up to $50 million of United’s outstanding common stock through December 31, 2017. Under the program, the shares may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program is determined by United’s management at its discretion and depends on a number of factors, including the market price of United’s common stock, general market and economic conditions, and applicable legal requirements. During the second quarter of 2016, United repurchased 460,000 shares under the program. As of June 30, 2016, $41.8 million of United’s outstanding common stock may be repurchased under the program. Subsequent to quarter-end, in July 2016, United repurchased another 304,000 shares under the program.

Note 12 – Income Taxes

The income tax provision for the three and six months ended June 30, 2016 was $15.4 million and $29.0 million, respectively, which represents an effective tax rate of 37.9% for both periods. The income tax provision for the three and six months ended June 30, 2015 was $11.1 million and $21.5 million, respectively, which represents an effective tax rate of 38.4% and 37.7%, respectively. At June 30, 2016 and December 31, 2015, United maintained a valuation allowance on its net deferred tax asset of $4.57 million and $4.28 million, respectively. Management assesses the valuation allowance recorded against its net deferred tax asset at each reporting period. The determination of whether a valuation allowance for its net deferred tax asset is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

United evaluated the need for a valuation allowance at June 30, 2016. Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of its net deferred tax asset will be realized based upon future taxable income. The remaining valuation allowance of $4.57 million is related to specific state income tax credits that have short carryforward periods and are expected to expire unused.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management's conclusion at June 30, 2016 that it was more likely than not that United’s net deferred tax asset of $158 million will be realized is based upon management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts that consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of its net deferred tax asset. Such an increase to the net deferred tax asset valuation allowance could have a material adverse effect on United’s financial condition and results of operations.

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

At June 30, 2016 and December 31, 2015, unrecognized income tax benefits totaled $4.18 million and $3.98 million, respectively.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Although management has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2016, management had assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Derivatives classified as Level 3 included structured derivatives for which broker quotes, used as a key valuation input, were not observable consistent with a Level 2 disclosure. The fair value of interest rate lock commitments, which is related to mortgage loan commitments and is categorized as Level 3, is based on quoted market prices adjusted for commitments that United does not expect to fund.

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

June 30, 2016	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasuries	$145,558	$-	$-	$145,558
U.S. Government agencies	-	39,385	-	39,385
State and political subdivisions	-	71,107	-	71,107
Mortgage-backed securities	-	1,242,021	-	1,242,021
Corporate bonds	-	310,623	500	311,123
Asset-backed securities	-	525,192	-	525,192
Other	-	1,125	-	1,125
Deferred compensation plan assets	3,899	-	-	3,899
Servicing rights for government guaranteed loans	-	-	4,615	4,615
Derivative financial instruments	-	24,223	2,657	26,880

Total assets	$149,457	$2,213,676	$7,772	$2,370,905

Liabilities:
Deferred compensation plan liability	$3,899	$-	$-	$3,899
Derivative financial instruments	-	27,399	7,531	34,930

Total liabilities	$3,899	$27,399	$7,531	$38,829

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale
U.S. Treasuries	$168,706	$-	$-	$168,706
U.S. Government agencies	-	112,340	-	112,340
State and political subdivisions	-	56,268	-	56,268
Mortgage-backed securities	-	1,113,118	-	1,113,118
Corporate bonds	-	305,276	750	306,026
Asset-backed securities	-	533,242	-	533,242
Other	-	1,811	-	1,811
Deferred compensation plan assets	3,450	-	-	3,450
Servicing rights for government guaranteed loans	-	-	3,712	3,712
Derivative financial instruments	-	10,664	9,418	20,082

Total assets	$172,156	$2,132,719	$13,880	$2,318,755

Liabilities:
Deferred compensation plan liability	$3,450	$-	$-	$3,450
Derivative financial instruments	-	13,031	15,794	28,825

Total liabilities	$3,450	$13,031	$15,794	$32,275

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for the periods indicated for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	2016				2015
	Derivative Asset	Derivative Liability	Servicing rights for government guaranteed loans	Securities Available- for-Sale	Derivative Asset	Derivative Liability	Servicing rights for government guaranteed loans	Securities Available- for-Sale
Three Months Ended June 30,
Balance at beginning of period	$3,915	$10,151	$3,898	$650	$8,117	$14,529	$2,717	$750
Additions	-	-	801	-	-	-	442	-
Sales and settlements	-	-	(73)	-	-	-	-	-
Other comprehensive income	-	-	-	(150)	-	-	-	-
Amounts included in earnings - fair value adjustments	(1,258)	(2,620)	(11)	-	3,414	3,732	(41)	-
Balance at end of period	$2,657	$7,531	$4,615	$500	$11,531	$18,261	$3,118	$750

Six Months Ended June 30,
Balance at beginning of period	$9,418	$15,794	$3,712	$750	$12,262	$18,979	$2,551	$750
Additions	-	-	1,100	-	-	-	632	-
Sales and settlements	-	-	(171)	-	-	-	-	-
Other comprehensive income	-	-	-	(250)	-	-	-	-
Amounts included in earnings - fair value adjustments	(6,761)	(8,263)	(26)	-	(731)	(718)	(65)	-
Balance at end of period	$2,657	$7,531	$4,615	$500	$11,531	$18,261	$3,118	$750

The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis as of the dates indicated (in thousands).

	Fair Value				Weighted Average
	June 30,	December 31,	Valuation		June 30,	December 31,
Level 3 Assets	2016	2015	Technique	Unobservable Inputs	2016	2015

Servicing rights for government	$4,615	$3,712	Discounted	Discount rate	11.5%	11.8%
guaranteed loans			cash flow	Prepayment rate	7.25%	6.95%

Corporate bonds	500	750	Indicative bid provided by a broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	N/A	N/A

Derivative assets - mortgage	188	188	Internal model	Pull through rate	85%	85%

Derivative assets - other	2,469	9,230	Dealer priced	Dealer priced	N/A	N/A

Derivative liabilities	7,531	15,794	Dealer priced	Dealer priced	N/A	N/A

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These assets are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of all assets that were still held as of June 30, 2016 and December 31, 2015, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented (in thousands).

June 30, 2016	Level 1	Level 2	Level 3	Total
Loans	$-	$-	$7,637	$7,637

December 31, 2015
Loans	$-	$-	$7,589	$7,589

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

	Carrying	Fair Value Level
June 30, 2016	Amount	Level 1	Level 2	Level 3	Total
Assets:
Securities held to maturity	$341,951	$-	$356,740	$-	$356,740
Loans, net	6,222,274	-	-	6,159,199	6,159,199
Mortgage loans held for sale	30,152	-	31,383	-	31,383
Residential mortgage servicing rights	3,070	-	-	3,080	3,080

Liabilities:
Deposits	7,857,494	-	7,862,726	-	7,862,726
Federal Home Loan Bank advances	735,125	-	735,152	-	735,152
Long-term debt	164,066	-	-	166,121	166,121

December 31, 2015
Assets:
Securities held to maturity	$364,696	$-	$371,658	$-	$371,658
Loans, net	5,926,993	-	-	5,840,554	5,840,554
Mortgage loans held for sale	24,231	-	24,660	-	24,660
Residential mortgage servicing rights	3,370	-	-	3,521	3,521

Liabilities:
Deposits	7,873,193	-	7,881,109	-	7,881,109
Federal Home Loan Bank advances	430,125	-	430,119	-	430,119
Long-term debt	163,836	-	-	166,668	166,668

Note 14 – Commitments and Contingencies

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

The following table summarizes the contractual amount of off-balance sheet instruments as of the dates indicated (in thousands).

	June 30,	December 31,
	2016	2015
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,362,120	$1,351,446
Letters of credit	20,825	23,373

United’s wholly-owned bank subsidiary, United Community Bank (the “Bank”) holds minor investments in certain limited partnerships for Community Reinvestment Act purposes. As of June 30, 2016, the Bank had invested $2.51 million in these limited partnerships and had committed to fund an additional $1.99 million related to future capital calls.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Subsequent Event

On July 1, 2016, United completed its previously announced acquisition of Tidelands Bancshares, Inc. (“Tidelands”) and its wholly-owned bank subsidiary Tidelands Bank.  Tidelands was headquartered in Mt. Pleasant, South Carolina and, as of June 30, 2016, had total assets of $446 million, loans of $321 million and deposits of $398 million. Tidelands Bank, which operated seven branches in coastal South Carolina, has merged into the Bank and will operate under the Tidelands Bank brand until system conversions are completed in the fourth quarter of 2016, at which time it will begin to operate as the Bank.

Under the terms of the merger agreement, Tidelands shareholders received cash equal to $0.52 per share or an aggregate of approximately $2.22 million. Additionally, United redeemed all of Tidelands’ fixed-rate cumulative preferred stock that was issued under the Treasury’s Capital Purchase Program, plus unpaid dividends, for $8.98 million in aggregate, which represented a 56% discount. United also assumed all of Tidelands’ obligations relating to its outstanding trust preferred securities and paid all amounts required to bring current the payment of interest (including deferred interest) on the trust preferred securities.

The acquisition will be accounted for as a business combination, subject to the provisions of ASC 805-10-50, Business Combinations. Due to the timing of the acquisition, United is currently in the process of completing the purchase accounting and has not made all of the remaining disclosures required by ASC 805-10-50, such as the fair value of assets acquired and supplemental pro forma information, which will be disclosed in subsequent filings.

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

United is a bank holding company registered with the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the State of Georgia in 1987 and commenced operations in 1988. At June 30, 2016, United had total consolidated assets of $9.93 billion, total loans of $6.29 billion, total deposits of $7.86 billion, and shareholders’ equity of $1.06 billion.

United conducts substantially all of its operations through its wholly-owned Georgia bank subsidiary, United Community Bank (the “Bank”), which as of June 30, 2016, operated at 133 locations throughout the Atlanta-Sandy Springs-Roswell, Georgia, and Gainesville, Georgia metropolitan statistical areas, upstate South Carolina, north and coastal Georgia, western North Carolina, and east Tennessee. Also, United has commercial loan offices in Charlotte, North Carolina and Charleston, South Carolina.

On September 1, 2015, United completed the acquisition of Palmetto Bancshares, Inc. (“Palmetto”) and its wholly-owned bank subsidiary, The Palmetto Bank. On May 1, 2015, United completed the acquisition of MoneyTree Corporation (“MoneyTree”) and its wholly-owned bank subsidiary, First National Bank. The acquired entities’ results are included in United’s consolidated results beginning on the respective acquisition dates.

United reported net income of $25.3 million, or $.35 per diluted share, for the second quarter of 2016, compared to net income of $17.8 million, or $.28 per diluted share, for the second quarter of 2015. For the six months ended June 30, 2016, United reported net income of $47.6 million, or $.66 per diluted share, compared to $35.5 million, or $.57 per diluted share, for the first six months of 2015. The increase in earnings per share resulted from an increase net interest revenue and fee revenue, partially offset by an increase in operating expenses.

Net interest revenue increased to $74.9 million for the second quarter of 2016, compared to $61.0 million for the second quarter of 2015, primarily due to higher loan volume, much of which resulted from the acquisitions. Net interest margin increased to 3.35% for the three months ended June 30, 2016 from 3.30% for the second quarter of 2015 for the same reasons. For the six months ended June 30, 2016, net interest revenue was $150 million and the net interest margin was 3.38% compared to net interest revenue of $118 million and net interest margin of 3.30% for the same period of 2015.

United’s release of provision for credit losses was $300,000 for the second quarter of 2016, compared to provision expense of $900,000 for the second quarter of 2015. For the six months ended June 30, 2016, United’s release of provision for credit losses was $500,000, compared to provision expense of $2.70 million for the same period in 2015. Net charge-offs for the second quarter of 2016 were $1.73 million, compared to $978,000 for the second quarter of 2015. Recoveries of previously charged-off amounts remained at elevated levels following the financial crisis, with second quarter 2016 being the fifth consecutive quarter of recoveries greater than $1 million.

As of June 30, 2016, United’s allowance for loan losses was $64.3 million, or 1.02% of loans, compared to $68.4 million, or 1.14% of loans, at December 31, 2015. Nonperforming assets of $27.5 million were .28% of total assets at June 30, 2016, down from .29% at December 31, 2015. During the second quarter of 2016, $6.79 million in loans were placed on nonaccrual compared with $6.55 million in the second quarter of 2015.

Fee revenue of $23.5 million for the second quarter of 2016 was up $6.23 million, or 36%, from the second quarter of 2015. Service charges and fees in the second quarter of 2016 were $10.5 million compared to $8.4 million in the second quarter of 2015 primarily due to increased deposit balances and related fees resulting from the acquisitions. In addition, gains from the sales of government guaranteed loans increased $1.31 million in the second quarter of 2016 compared to the second quarter of 2015. Mortgage fees of $4.45 million for the second quarter of 2016 increased from $3.71 million in the second quarter of 2015. The increase was due to United’s emphasis on growing its mortgage business by recruiting lenders in metropolitan markets and continued strong refinancing activity. For the first six months of 2016, fee revenue of $42.1 million increased $9.16 million, or 28%, from the same period in 2015, primarily due to the same factors that affected the quarterly results.

For the second quarter of 2016, operating expenses of $58.1 million were up $9.64 million from the second quarter of 2015, primarily due to the addition of Palmetto and MoneyTree operating expenses since acquisition. Salaries and benefits expense increased $5.61 million from a year ago mostly due to the acquisitions of Palmetto and MoneyTree and investment in additional staff and new teams to expand the specialized lending area as well as higher incentive compensation in connection with increased lending activities and improvement in earnings performance. For the six months ended June 30, 2016, operating expenses of $116 million were up $24.5 million from the same period in 2015, primarily due to the same factors that affected the quarterly results.

Recent Developments

On July 1, 2016, United completed its previously announced acquisition of Tidelands Bancshares, Inc. (“Tidelands”) and its wholly-owned bank subsidiary Tidelands Bank.  Tidelands was headquartered in Mt. Pleasant, South Carolina and, as of June 30, 2016, had total assets of $446 million, loans of $321 million and deposits of $398 million. Tidelands Bank, which operated seven branches in coastal South Carolina, has merged into the Bank and will operate under the Tidelands Bank brand until system conversions are completed in the fourth quarter of 2016, at which time it will begin to operate as the Bank. The acquisition date fair value of purchased assets and liabilities has not yet been finalized.

Under the terms of the merger agreement, Tidelands shareholders received cash equal to $0.52 per share or an aggregate of approximately $2.22 million. Additionally, United redeemed all of Tidelands’ fixed-rate cumulative preferred stock that was issued to the United States Department of Treasury (the “Treasury”) under the Treasury’s Capital Purchase Program, plus unpaid dividends, for $8.98 million in aggregate, which represented a 56% discount. United also assumed all of Tidelands’ obligations relating to its outstanding trust preferred securities and paid all amounts required to bring current the payment of interest (including deferred interest) on the trust preferred securities.

Critical Accounting Policies

The accounting and reporting policies of United are in accordance with accounting principles generally accepted in the United States (“GAAP”) and conform to general practices within the banking industry. The more critical accounting and reporting policies include United’s accounting for the allowance for loan losses, fair value measurements, and income taxes which involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in United’s consolidated financial position or consolidated results of operations. See “Asset Quality and Risk Elements” herein for additional discussion of United’s accounting methodologies related to the allowance for loan losses.

GAAP Reconciliation and Explanation

This Form 10-Q contains financial information determined by methods other than in accordance with GAAP. Such non-GAAP financial information includes the following measures: taxable equivalent interest revenue, taxable equivalent net interest revenue, tangible book value per share, tangible equity to assets, tangible common equity to assets and tangible common equity to risk-weighted assets. In addition, management presents non-GAAP operating performance measures, which exclude merger-related and other charges that are not part of United’s ongoing business operations. Operating performance measures include net income – operating, net income available to common shareholders – operating, diluted net income per share – operating, return on common equity – operating, return on tangible common equity – operating, return on assets – operating, dividend payout ratio – operating and efficiency ratio – operating. Management has developed internal processes and procedures to accurately capture and account for merger-related and other charges and those charges are reviewed with the audit committee of United’s Board of Directors each quarter. Management uses these non-GAAP measures because it believes they may provide useful supplemental information for evaluating United’s operations and performance over periods of time, as well as in managing and evaluating United’s business and in discussions about United’s operations and performance. Management believes these non-GAAP measures may also provide users of United’s financial information with a meaningful measure for assessing United’s financial results and credit trends, as well as a comparison to financial results for prior periods. These non-GAAP measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP and are not necessarily comparable to other similarly titled measures used by other companies. To the extent applicable, reconciliations of these non-GAAP measures to the most directly comparable measures as reported in accordance with GAAP are included in the table on page 42.

Results of Operations

United reported net income of $25.3 million for the second quarter of 2016. This compared to net income of $17.8 million for the same period in 2015. For the second quarter of 2016, diluted earnings per common share were $.35 compared to $.28 for the second quarter of 2015. For the six months ended June 30, 2016, United reported net income of $47.6 million compared to net income of $35.5 million for the same period in 2015.

United reported operating net income of $26.0 million and $49.9 million, respectively, for the second quarter and first half of 2016, compared to $20.0 million and $37.7 million, respectively, for the same periods in 2015. Operating net income excludes the effects of merger-related charges, which, net of tax, totaled $731,000 and $2.38 million for the three and six months ended June 30, 2016. Merger-related charges, net of tax, totaled $2.18 million for the three and six months ended June 30, 2015.

Table 1 - Financial Highlights

Selected Financial Information

						Second	For the Six
	2016		2015			Quarter	Months Ended		YTD
	Second	First	Fourth	Third	Second	2016-2015	June 30,		2016-2015
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Change	2016	2015	Change
INCOME SUMMARY
Interest revenue	$81,082	$80,721	$79,362	$70,828	$65,808		$161,803	$128,342
Interest expense	6,164	5,769	5,598	5,402	4,817		11,933	10,109
Net interest revenue	74,918	74,952	73,764	65,426	60,991	23%	149,870	118,233	27%
Provision for credit losses	(300)	(200)	300	700	900		(500)	2,700
Fee revenue	23,497	18,606	21,284	18,297	17,266	36	42,103	32,948	28
Total revenue	98,715	93,758	94,748	83,023	77,357	28	192,473	148,481	30
Expenses	58,060	57,885	65,488	54,269	48,420	20	115,945	91,481	27
Income before income tax expense	40,655	35,873	29,260	28,754	28,937	40	76,528	57,000	34
Income tax expense	15,389	13,578	11,052	10,867	11,124	38	28,967	21,517	35
Net income	25,266	22,295	18,208	17,887	17,813	42	47,561	35,483	34
Preferred dividends	-	21	25	25	17		21	17
Net income available to common shareholders - GAAP	$25,266	$22,274	$18,183	$17,862	$17,796	42	$47,540	$35,466	34

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$.35	$.31	$.25	$.27	$.28	25	$.66	$.57	16
Diluted net income - operating (1)	.36	.33	.33	.33	.32	13	.69	.61	13
Cash dividends declared	.07	.07	.06	.06	.05		.14	.10
Book value	14.80	14.35	14.02	13.95	12.95	14	14.80	12.95	14
Tangible book value (3)	12.84	12.40	12.06	12.08	12.66	1	12.84	12.66	1

Key performance ratios:
Return on common equity - GAAP (2)(4)	9.54%	8.57%	7.02%	7.85%	8.83%		9.06%	9.08%
Return on common equity - operating (1)(2)(4)	9.81	9.20	9.18	9.54	9.90		9.51	9.63
Return on tangible common equity - operating (1)(2)(3)(4)	11.56	10.91	10.87	10.29	10.20		11.24	9.84
Return on assets - GAAP (4)	1.04	.93	.76	.82	.89		.98	.92
Return on assets - operating (1)(4)	1.07	1.00	.99	1.00	1.00		1.03	.97
Dividend payout ratio - GAAP	20.00	22.58	24.00	22.22	17.86		21.21	17.54
Dividend payout ratio - operating (1)	19.44	21.21	18.18	18.18	15.63		20.29	16.39
Net interest margin (fully taxable equivalent) (4)	3.35	3.41	3.34	3.26	3.30		3.38	3.30
Efficiency ratio - GAAP	59.02	61.94	68.97	64.65	61.63		60.44	60.44
Efficiency ratio - operating (1)	57.82	59.10	59.41	57.81	57.59		58.45	58.34
Average equity to average assets	10.72	10.72	10.68	10.39	10.05		10.72	9.96
Average tangible equity to average assets (3)	9.43	9.41	9.40	9.88	9.91		9.42	9.87
Average tangible common equity to average assets (3)	9.43	9.32	9.29	9.77	9.83		9.38	9.83
Tangible common equity to risk-weighted assets (3)	12.87	12.77	12.82	13.08	13.24		12.87	13.24

ASSET QUALITY
Nonperforming loans	$21,348	$22,419	$22,653	$20,064	$18,805	14	$21,348	$18,805	14
Foreclosed properties	6,176	5,163	4,883	7,669	2,356	162	6,176	2,356	162
Total nonperforming assets (NPAs)	27,524	27,582	27,536	27,733	21,161	30	27,524	21,161	30
Allowance for loan losses	64,253	66,310	68,448	69,062	70,129	(8)	64,253	70,129	(8)
Net charge-offs	1,730	2,138	1,302	1,417	978	77	3,868	3,540	9
Allowance for loan losses to loans	1.02%	1.09%	1.14%	1.15%	1.36%		1.02%	1.36%
Net charge-offs to average loans (4)	.11	.14	.09	.10	.08		.13	.15
NPAs to loans and foreclosed properties	.44	.45	.46	.46	.41		.44	.41
NPAs to total assets	.28	.28	.29	.29	.26		.28	.26

AVERAGE BALANCES ($ in millions)
Loans	$6,151	$6,004	$5,975	$5,457	$5,017	23	$6,077	$4,872	25
Investment securities	2,747	2,718	2,607	2,396	2,261	21	2,733	2,232	22
Earning assets	9,037	8,876	8,792	8,009	7,444	21	8,956	7,258	23
Total assets	9,809	9,634	9,558	8,634	8,017	22	9,721	7,818	24
Deposits	7,897	7,947	8,028	7,135	6,669	18	7,922	6,520	22
Shareholders’ equity	1,051	1,033	1,021	897	806	30	1,042	778	34
Common shares - basic (thousands)	72,202	72,162	72,135	66,294	62,549	15	72,187	61,730	17
Common shares - diluted (thousands)	72,207	72,166	72,140	66,300	62,553	15	72,191	61,734	17

AT PERIOD END ($ in millions)
Loans	$6,287	$6,106	$5,995	$6,024	$5,174	22	$6,287	$5,174	22
Investment securities	2,677	2,757	2,656	2,457	2,322	15	2,677	2,322	15
Total assets	9,928	9,781	9,616	9,404	8,237	21	9,928	8,237	21
Deposits	7,857	7,960	7,873	7,897	6,800	16	7,857	6,800	16
Shareholders’ equity	1,060	1,034	1,018	1,013	827	28	1,060	827	28
Common shares outstanding (thousands)	71,122	71,544	71,484	71,472	62,700	13	71,122	62,700	13

(1) Excludes merger-related charges and fourth quarter impairment losses on surplus bank property. (2) Net income available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss). (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.

Table 1 (Continued) Non-GAAP Performance Measures Reconciliation

Selected Financial Information

	2016		2015			For the Six Months Ended
	Second	First	Fourth	Third	Second	June 30,
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	2016	2015

Expense reconciliation
Expenses (GAAP)	$58,060	$57,885	$65,488	$54,269	$48,420	$115,945	$91,481
Merger-related and other charges	(1,176)	(2,653)	(9,078)	(5,744)	(3,173)	(3,829)	(3,173)
Expenses - operating	$56,884	$55,232	$56,410	$48,525	$45,247	$112,116	$88,308

Net income reconciliation
Net income (GAAP)	$25,266	$22,295	$18,208	$17,887	$17,813	$47,561	$35,483
Merger-related and other charges	1,176	2,653	9,078	5,744	3,173	3,829	3,173
Income tax benefit of merger-related and other charges	(445)	(1,004)	(3,486)	(1,905)	(997)	(1,449)	(997)
Net income - operating	$25,997	$23,944	$23,800	$21,726	$19,989	$49,941	$37,659

Net income available to common shareholders reconciliation
Net income available to common shareholders (GAAP)	$25,266	$22,274	$18,183	$17,862	$17,796	$47,540	$35,466
Merger-related and other charges	1,176	2,653	9,078	5,744	3,173	3,829	3,173
Income tax benefit of merger-related and other charges	(445)	(1,004)	(3,486)	(1,905)	(997)	(1,449)	(997)
Net income available to common shareholders - operating	$25,997	$23,923	$23,775	$21,701	$19,972	$49,920	$37,642

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$.35	$.31	$.25	$.27	$.28	$.66	$.57
Merger-related and other charges	.01	.02	.08	.06	.04	.03	.04
Diluted income per common share - operating	$.36	$.33	$.33	$.33	$.32	$.69	$.61

Book value per common share reconciliation
Book value per common share (GAAP)	$14.80	$14.35	$14.02	$13.95	$12.95	$14.80	$12.95
Effect of goodwill and other intangibles	(1.96)	(1.95)	(1.96)	(1.87)	(.29)	(1.96)	(.29)
Tangible book value per common share	$12.84	$12.40	$12.06	$12.08	$12.66	$12.84	$12.66

Return on tangible common equity reconciliation
Return on common equity (GAAP)	9.54%	8.57%	7.02%	7.85%	8.83%	9.06%	9.08%
Merger-related and other charges	.27	.63	2.16	1.69	1.07	.45	.55
Return on common equity - operating	9.81	9.20	9.18	9.54	9.90	9.51	9.63
Effect of goodwill and other intangibles	1.75	1.71	1.69	.75	.30	1.73	.21
Return on tangible common equity - operating	11.56%	10.91%	10.87%	10.29%	10.20%	11.24%	9.84%

Return on assets reconciliation
Return on assets (GAAP)	1.04%	.93%	.76%	.82%	.89%	.98%	.92%
Merger-related and other charges	.03	.07	.23	.18	.11	.05	.05
Return on assets - operating	1.07%	1.00%	.99%	1.00%	1.00%	1.03%	.97%

Dividend payout ratio reconciliation
Dividend payout ratio (GAAP)	20.00%	22.58%	24.00%	22.22%	17.86%	21.21%	17.54%
Merger-related and other charges	(.56)	(1.37)	(5.82)	(4.04)	(2.23)	(.92)	(1.15)
Dividend payout ratio - operating	19.44%	21.21%	18.18%	18.18%	15.63%	20.29%	16.39%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	59.02%	61.94%	68.97%	64.65%	61.63%	60.44%	60.44%
Merger-related and other charges	(1.20)	(2.84)	(9.56)	(6.84)	(4.04)	(1.99)	(2.10)
Efficiency ratio - operating	57.82%	59.10%	59.41%	57.81%	57.59%	58.45%	58.34%

Average equity to assets reconciliation
Equity to assets (GAAP)	10.72%	10.72%	10.68%	10.39%	10.05%	10.72%	9.96%
Effect of goodwill and other intangibles	(1.29)	(1.31)	(1.28)	(.51)	(.14)	(1.30)	(.09)
Tangible equity to assets	9.43	9.41	9.40	9.88	9.91	9.42	9.87
Effect of preferred equity	-	(.09)	(.11)	(.11)	(.08)	(.04)	(.04)
Tangible common equity to assets	9.43%	9.32%	9.29%	9.77%	9.83%	9.38%	9.83%

Tangible common equity to risk-weighted assets reconciliation
Tier 1 capital ratio (Regulatory)	11.44%	11.32%	11.45%	11.40%	11.86%	11.44%	11.86%
Effect of other comprehensive income	(.06)	(.25)	(.38)	(.23)	(.28)	(.06)	(.28)
Effect of deferred tax limitation	1.63	1.85	2.05	2.24	2.49	1.63	2.49
Effect of trust preferred	(.08)	(.08)	(.08)	(.08)	(.63)	(.08)	(.63)
Effect of preferred equity	-	-	(.15)	(.15)	(.17)	-	(.17)
Basel III intangibles transition adjustment	(.06)	(.07)	(.10)	(.13)	(.06)	(.06)	(.06)
Basel III disallowed investments	-	-	.03	.03	.03	-	.03
Tangible common equity to risk-weighted assets	12.87%	12.77%	12.82%	13.08%	13.24%	12.87%	13.24%

Net Interest Revenue

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. United actively manages its balance sheet to provide optimal levels of revenue while balancing interest rate, credit and liquidity risks. Net interest revenue for the second quarter of 2016 was $74.9 million. Taxable equivalent net interest revenue for the second quarter of 2016 was $75.2 million, which represents an increase of $13.8 million from the same period in 2015. The combination of the larger earning asset base from the acquisitions of Palmetto and MoneyTree and growth in the loan portfolio were responsible for the increase in net interest revenue. United continues to focus on loan and deposit pricing in an effort to maintain a steady level of net interest revenue. The acquisition of Palmetto on September 1, 2015 and MoneyTree on May 1, 2015 contributed to the increase as the acquired entities’ results are included in consolidated results beginning on the acquisition date.

Average loans increased $1.13 billion, or 23%, from the second quarter of last year, while the yield on loans decreased nine basis points, reflecting ongoing pricing pressure on new and renewed loans.

Average interest-earning assets for the second quarter of 2016 increased $1.59 billion, or 21%, from the second quarter of 2015, which was due primarily to the increase in loans, including the acquisition of Palmetto and MoneyTree loans. Average investment securities for the second quarter of 2016 increased $486 million from a year ago, partially due to the Palmetto and MoneyTree acquisitions. The average yield on the taxable investment portfolio increased 33 basis points from a year ago, partially due to the impact of higher short-term interest rates on the floating rate portion of United’s securities portfolio as well as accelerated discount accretion on called agency bonds.

Average interest-bearing liabilities of $6.28 billion for the second quarter of 2016 increased $939 million from the second quarter of 2015. Average noninterest bearing deposits increased $601 million from the second quarter of 2015 to $2.38 billion for the second quarter of 2016. The average cost of interest-bearing liabilities for the second quarter of 2016 was .39% compared to .36% for the same period of 2015, reflecting greater use of borrowed funds to fund balance sheet growth. Also contributing to the overall higher rate on interest-bearing liabilities was a higher average rate on money market deposits and a higher average rate on brokered time deposits.

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

For the second quarters of 2016 and 2015, the net interest spread was 3.23% and 3.20%, respectively, while the net interest margin was 3.35% and 3.30%, respectively. The increase in both ratios reflects the impact of higher short-term interest rates on floating-rate loans and securities, while deposit pricing increased slightly from the prior year. Additionally, United was able to improve its overall yield on interest earning assets through growth in the loan portfolio.

For the first six months of 2016, net interest revenue was $150 million, an increase of $31.6 million, or 27%, from the first six months of 2015. Similarly, fully taxable equivalent net interest revenue for the first six months of 2016 was $150 million, an increase of $31.4 million, or 26%, from the first six months of 2015. Average earning assets increased $1.70 billion, or 23%, during the first six months of 2016 compared to the same period a year ago, primarily due to loan growth, both organic and acquisition-related. The yield on earning assets increased six basis points to 3.64% in the first six months of 2016 despite a four basis point decrease in loan yield. The lower loan portfolio yield reflects competitive pricing pressure on new and renewed loans and a shift in loan mix to more floating rate loans. Investment yield increased 24 basis points for the first six months of 2016 compared to the same period in 2015, which helped offset some of the decrease in loan yield. The rate on interest-bearing liabilities over the same period decreased one basis point. The higher yield on interest-earning assets combined with the lower cost of interest-bearing liabilities resulted in an eight basis point increase in the net interest margin from the first half of 2015 to the first half of 2016.

The following tables shows the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the periods indicated.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis

For the Three Months Ended June 30,

	2016			2015
(dollars in thousands,	Average		Avg.	Average		Avg.
fully taxable equivalent (FTE))	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$6,150,654	$63,485	4.15%	$5,017,306	$53,081	4.24%
Taxable securities (3)	2,720,061	16,684	2.45	2,235,561	11,856	2.12
Tax-exempt securities (FTE) (1)(3)	27,434	244	3.56	25,685	296	4.61
Federal funds sold and other interest-earning assets	138,622	912	2.63	165,643	901	2.18

Total interest-earning assets (FTE)	9,036,771	81,325	3.62	7,444,195	66,134	3.56
Non-interest-earning assets:
Allowance for loan losses	(66,104)			(71,006)
Cash and due from banks	94,920			77,124
Premises and equipment	182,609			167,926
Other assets (3)	560,357			398,356
Total assets	$9,808,553			$8,016,595

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,755,726	444	.10	$1,419,142	348	.10
Money market	1,866,913	1,206	.26	1,607,665	806	.20
Savings	497,973	30	.02	335,093	26	.03
Time	1,205,066	675	.23	1,249,098	1,273	.41
Brokered time deposits	187,481	68	.15	276,073	(378)	(.55)
Total interest-bearing deposits	5,513,159	2,423	.18	4,887,071	2,075	.17

Federal funds purchased and other borrowings	11,000	93	3.40	47,698	82	.69
Federal Home Loan Bank advances	589,246	983	.67	289,707	454	.63
Long-term debt	164,020	2,665	6.53	113,901	2,206	7.77
Total borrowed funds	764,266	3,741	1.97	451,306	2,742	2.44

Total interest-bearing liabilities	6,277,425	6,164	.39	5,338,377	4,817	.36
Non-interest-bearing liabilities:
Non-interest-bearing deposits	2,383,894			1,782,405
Other liabilities	96,067			90,091
Total liabilities	8,757,386			7,210,873
Shareholders' equity	1,051,167			805,722
Total liabilities and shareholders' equity	$9,808,553			$8,016,595

Net interest revenue (FTE)		$75,161			$61,317
Net interest-rate spread (FTE)			3.23%			3.20%

Net interest margin (FTE) (4)			3.35%			3.30%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.
(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $12.3 million in 2016 and $18.9 million in 2015 are included in other assets for purposes of this presentation.
(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis

For the Six Months Ended June 30,

	2016			2015
(dollars in thousands,	Average		Avg.	Average		Avg.
fully taxable equivalent (FTE))	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$6,077,111	$127,529	4.22%	$4,872,112	$102,946	4.26%
Taxable securities (3)	2,704,309	32,306	2.39	2,211,293	23,756	2.15
Tax-exempt securities (FTE) (1)(3)	28,590	516	3.61	20,987	555	5.29
Federal funds sold and other interest-earning assets	146,192	1,965	2.69	153,597	1,786	2.33

Total interest-earning assets (FTE)	8,956,202	162,316	3.64	7,257,989	129,043	3.58
Non-interest-earning assets:
Allowance for loan losses	(67,289)			(71,596)
Cash and due from banks	90,278			78,069
Premises and equipment	181,350			163,737
Other assets (3)	560,813			389,874
Total assets	$9,721,354			$7,818,073

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,821,100	929	.10	$1,447,370	742	.10
Money market	1,853,749	2,314	.25	1,537,678	1,479	.19
Savings	489,106	59	.02	317,814	46	.03
Time	1,232,378	1,492	.24	1,240,450	2,661	.43
Brokered time deposits	210,347	(107)	(.10)	274,708	(657)	(.48)
Total interest-bearing deposits	5,606,680	4,687	.17	4,818,020	4,271	.18

Federal funds purchased and other borrowings	22,953	180	1.58	41,953	180	.87
Federal Home Loan Bank advances	467,708	1,716	.74	264,584	846	.64
Long-term debt	164,720	5,350	6.53	120,782	4,812	8.03
Total borrowed funds	655,381	7,246	2.22	427,319	5,838	2.76

Total interest-bearing liabilities	6,262,061	11,933	.38	5,245,339	10,109	.39
Non-interest-bearing liabilities:
Non-interest-bearing deposits	2,315,468			1,702,140
Other liabilities	101,694			92,138
Total liabilities	8,679,223			7,039,617
Shareholders' equity	1,042,131			778,456
Total liabilities and shareholders' equity	$9,721,354			$7,818,073

Net interest revenue (FTE)		$150,383			$118,934
Net interest-rate spread (FTE)			3.26%			3.19%

Net interest margin (FTE) (4)			3.38%			3.30%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.
(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $7.28 million in 2016 and $14.8 million in 2015 are included in other assets for purposes of this presentation.
(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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

Table 4 - Change in Interest Revenue and Expense

(in thousands)

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	Compared to 2015			Compared to 2015
	Increase (decrease)			Increase (decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans (FTE)	$11,727	$(1,323)	$10,404	$25,292	$(709)	$24,583
Taxable securities	2,803	2,025	4,828	5,691	2,859	8,550
Tax-exempt securities (FTE)	19	(71)	(52)	167	(206)	(39)
Federal funds sold and other interest-earning assets	(160)	171	11	(89)	268	179
Total interest-earning assets (FTE)	14,389	802	15,191	31,061	2,212	33,273

Interest-bearing liabilities:
NOW accounts	85	11	96	191	(4)	187
Money market accounts	143	257	400	341	494	835
Savings deposits	11	(7)	4	22	(9)	13
Time deposits	(43)	(555)	(598)	(17)	(1,152)	(1,169)
Brokered deposits	90	356	446	126	424	550
Total interest-bearing deposits	286	62	348	663	(247)	416
Federal funds purchased & other borrowings	(104)	115	11	(105)	105	-
Federal Home Loan Bank advances	498	31	529	730	140	870
Long-term debt	856	(397)	459	1,536	(998)	538
Total borrowed funds	1,250	(251)	999	2,161	(753)	1,408
Total interest-bearing liabilities	1,536	(189)	1,347	2,824	(1,000)	1,824

Increase in net interest revenue (FTE)	$12,853	$991	$13,844	$28,237	$3,212	$31,449

Provision for Credit Losses

The provision for credit losses is based on management’s evaluation of probable incurred losses in the loan portfolio and corresponding analysis of the allowance for credit losses at quarter-end. The release of provision for credit losses was $300,000 for the second quarter of 2016, compared to a release of $200,000 in the first quarter of 2016 and provision expense of $900,000 for the second quarter of 2015. The provision for credit losses for the six months ended June 30, 2016 and 2015 was a release of provision of $500,000 and provision expense of $2.70 million, respectively. The amount of provision recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, sufficient to cover incurred losses in the loan portfolio. The second quarter 2016 release of provision was due to ongoing improvement in the historical loss experience factors used to determine the amount of the required allowance for loan losses. The improvement for the year-to-date period reflects overall improvement in a number of troubled debt restructurings (“TDRs”) as well as continued strong credit quality and a low overall level of net charge-offs. For the three months ended June 30, 2016, net loan charge-offs as an annualized percentage of average outstanding loans were .11% compared to .08% for the same period in 2015.

The allowance for unfunded commitments represents probable incurred losses on unfunded loan commitments that are expected to result in outstanding loan balances. The allowance for unfunded loan commitments was established through the provision for credit losses.

Additional discussion on credit quality and the allowance for loan losses is included in the “Asset Quality and Risk Elements” section of this report on page 51.

Fee Revenue

Fee revenue for the three and six months ended June 30, 2016 was $23.5 million and $42.1 million, respectively, an increase of $6.23 million, or 36%, compared to the second quarter of 2015 and an increase of $9.16 million, or 28%, compared to the first six months of 2015. The following table presents the components of fee revenue for the periods indicated.

Table 5 - Fee Revenue

(in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent

Overdraft fees	$3,297	$2,730	$567	21	$6,690	$5,328	$1,362	26
ATM and debit card fees	5,333	4,220	1,113	26	10,306	7,858	2,448	31
Other service charges and fees	1,885	1,425	460	32	3,645	2,804	841	30
Service charges and fees	10,515	8,375	2,140	26	20,641	15,990	4,651	29
Mortgage loan and related fees	4,448	3,707	741	20	7,737	6,462	1,275	20
Brokerage fees	1,117	1,232	(115)	(9)	2,170	2,783	(613)	(22)
Gains on sales of government guaranteed loans	2,801	1,494	1,307	87	4,038	2,635	1,403	53
Customer derivatives	1,082	533	549	103	1,837	896	941	105
Securities gains, net	282	13	269		661	1,552	(891)
Losses from prepayment of debt	-	-	-		-	(1,038)	1,038
Other	3,252	1,912	1,340	70	5,019	3,668	1,351	37
Total fee revenue	$23,497	$17,266	$6,231	36	$42,103	$32,948	$9,155	28

Service charges and fees of $10.5 million and $20.6 million for the second quarter and first six months of 2016 were up $2.14 million, or 26%, from the second quarter of 2015 and $4.65 million, or 29%, from the first six months of 2015. Overdraft fees, ATM and debit card fees, and other service charges and fees increased year over year based on increased deposit balances driven primarily by the 2015 acquisitions of Palmetto and MoneyTree.

Mortgage loan and related fees for the second quarter and first six months of 2016 were up $741,000, or 20%, and $1.28 million, or 20%, respectively, from the same periods in 2015. The increase reflects United’s focus on growing the mortgage business by recruiting new mortgage lenders in key metropolitan markets and an increase in purchase and refinancing activity. In the second quarter of 2016, United closed 853 loans totaling $182 million compared with 665 loans totaling $128 million in the second quarter of 2015. Year-to-date mortgage production in 2016 amounted to 1,503 loans totaling $329 million, compared to 1,138 loans totaling $216 million for the same period in 2015. United had $112 million and $193 million, respectively, in home purchase mortgage originations in the second quarter and first six months of 2016, compared with $69 million and $111 million for the same periods a year ago. The volume of home purchase mortgages in the second quarter of 2016 was 61% compared with 54% in the second quarter of 2015.

Brokerage fees in the second quarter and first six months of 2016 were down $115,000, or 9%, and $613,000, or 22%, respectively, from the same periods of 2015, reflecting weak market activity.

In the second quarter and first six months of 2016, United realized $2.80 million and $4.04 million, respectively, in gains from the sales of the guaranteed portion of Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) loans, compared to $1.49 million and $2.64 million, respectively, in the same periods of 2015. United’s SBA/USDA lending strategy includes selling a portion of the loan production each quarter. United retains the servicing rights on the sold loans and earns a fee for servicing the loans. In the second quarter and first six months of 2016, United sold the guaranteed portion of loans in the amount of $33.3 million and $46.3 million, respectively, compared to $14.7 million and $27.7 million, respectively, for the same periods a year ago.

Customer derivative fees were up $549,000 and $941,000, respectively, from the second quarter and first half of 2015 due to an increase in customer demand for this product as commercial customers sought to lock in low fixed rates on their loans.

United realized net securities gains of $282,000 and $661,000, respectively, in the second quarter and first half of 2016 compared with securities gains of $13,000 and $1.55 million, respectively, in the second quarter and first half of 2015. In the first half of 2015, United incurred $1.04 million in charges from the prepayment of $6 million in structured repurchase agreements that paid interest at a rate of 4% and $15 million in trust preferred securities that paid interest at an average rate in excess of 11%. The securities gains and prepayment charges in 2015 were mostly offsetting and were part of the same overall balance sheet management activities that were intended to lower the overall cost of wholesale borrowings going forward.

Other fee revenue was up $1.34 million, or 70%, and $1.35 million, or 37%, respectively, for the second quarter and first six months of 2016 compared to the same periods in 2015. The increase reflects growth across all categories of miscellaneous fee revenue sources as well as a $638,000 vendor payment for disputed trust fees in the second quarter of 2016.

Operating Expenses

The following table presents the components of operating expenses for the periods indicated.

Table 6 - Operating Expenses

(in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent

Salaries and employee benefits	$33,572	$27,961	$5,611	20	$66,634	$54,407	$12,227	22
Communications and equipment	4,393	3,304	1,089	33	8,683	6,575	2,108	32
Occupancy	4,538	3,415	1,123	33	9,261	6,693	2,568	38
Advertising and public relations	1,323	1,127	196	17	2,187	1,877	310	17
Postage, printing and supplies	1,298	993	305	31	2,578	1,931	647	34
Professional fees	3,189	2,257	932	41	5,889	4,176	1,713	41
FDIC assessments and other regulatory charges	1,517	1,298	219	17	3,041	2,507	534	21
Amortization of intangibles	987	447	540	121	1,997	689	1,308	190
Other	6,067	4,445	1,622	36	11,846	9,453	2,393	25
Total excluding merger-related and other charges	56,884	45,247	11,637	26	112,116	88,308	23,808	27
Merger-related charges	1,176	3,173	(1,997)		3,829	3,173	656
Total operating expenses	$58,060	$48,420	$9,640	20	$115,945	$91,481	$24,464	27

Operating expenses for the second quarter of 2016 totaled $58.1 million, up $9.64 million, or 20%, from the second quarter of 2015. For the six months ended June 30, 2016, operating expenses totaled $116 million, an increase of $24.5 million, or 27%, from the same period in 2015. The increase mostly reflects the inclusion of the operating expenses of the two banks acquired in 2015, higher salaries and employee benefits expense resulting from investing in specialized lending areas and other strategic hiring and merger-related charges.

Salaries and employee benefits for the second quarter of 2016 were $33.6 million, up $5.61 million, or 20%, from the second quarter of 2015. The increase was due to a number of factors including investments in additional staff and new teams to expand specialized lending in other key areas and additional staff resulting from the Palmetto and MoneyTree acquisitions. For the first six months of 2016, salaries and employee benefits of $66.6 million were up $12.2 million, or 22%, from the same period in 2015. Full time equivalent headcount totaled 1,889 at June 30, 2016, up 281 from 1,608 at June 30, 2015.

Professional fees for the second quarter of 2016 of $3.19 million were up $932,000, or 41%, from the second quarter of 2015. For the first six months of 2016, professional fees of $5.89 million were up $1.71 million, or 41%, from the same period in 2015. The increase was due primarily to compliance and process improvement projects to improve operating efficiency.

Amortization of intangibles of $987,000 and $2.00 million in the second quarter and first half of 2016 increased relative to the same periods in 2015 due to the addition of core deposit intangibles related to the 2015 acquisitions.

In the second quarter and first half of 2016, merger-related charges of $1.18 million and $3.83 million, respectively, consisted primarily of severance, conversion costs, and legal and professional fees. Merger-related charges of $3.17 million in the second quarter and first half of 2015 related to the MoneyTree acquisition and consisted primarily of severance, conversion costs, and legal and professional fees.

Other expense of $6.07 million for the second quarter of 2016 increased $1.62 million, or 36%, from the second quarter of 2015. Year-to-date, other expenses of $11.8 million increased $2.39 million, or 25%, from the first six months of 2015. The increase for both periods was primarily due to higher lending support costs due to increased lending activity, higher ATM and internet banking costs due to higher volume, and higher servicing costs on United’s indirect auto loan portfolio due to growth in that portfolio. The increase in the expense categories not specifically mentioned is primarily due to the 2015 acquisitions.

Income Taxes

The income tax provision for the second quarter and first six months of 2016 were $15.4 million and $29.0 million, respectively, as compared with $11.1 million and $21.5 million, respectively, for the same periods in 2015. The income tax provision represents an effective tax rate of 37.9% for both periods of 2016 and 38.4% and 37.7%, respectively, for each period of 2015. At June 30, 2016 and December 31, 2015, United maintained a valuation allowance on its net deferred tax asset of $4.57 million and $4.28 million, respectively. Management assesses the valuation allowance recorded against its net deferred tax asset at each reporting period. The determination of whether a valuation allowance for its net deferred tax asset is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

United evaluated the need for a valuation allowance at June 30, 2016. Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of its net deferred tax asset will be realized based upon future taxable income. The remaining valuation allowance of $4.57 million is related to specific state income tax credits that have short carryforward periods and are expected to expire unused.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management's conclusion at June 30, 2016 that it was more likely than not that United’s net deferred tax asset of $158 million will be realized is based upon management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts that consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, the valuation allowance may need to be increased for some or all of its net deferred tax asset. Such an increase to the net deferred tax asset valuation allowance could have a material adverse effect on United’s financial condition and results of operations.

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

Balance Sheet Review

Total assets at June 30, 2016 and December 31, 2015 were $9.93 billion and $9.62 billion, respectively. Average total assets for the second quarter of 2016 were $9.81 billion, up from $8.02 billion in the second quarter of 2015.

The following table presents a summary of the loan portfolio.

Table 7 - Loans Outstanding

(in thousands)

	June 30,	December 31,
	2016	2015
By Loan Type
Owner occupied commercial real estate	$1,450,075	$1,493,966
Income producing commercial real estate	918,963	823,729
Commercial & industrial	925,578	785,417
Commercial construction	383,558	342,078
Total commercial	3,678,174	3,445,190
Residential mortgage	1,035,467	1,029,663
Home equity lines of credit	622,804	597,806
Residential construction	350,877	351,700
Consumer installment	124,067	115,111
Indirect auto	475,138	455,971
Total loans	$6,286,527	$5,995,441

As a percentage of total loans:
Owner occupied commercial real estate	23%	25%
Income producing commercial real estate	15	14
Commercial & industrial	15	13
Commercial construction	6	6
Total commercial	59	58
Residential mortgage	16	17
Home equity lines of credit	10	10
Residential construction	6	6
Consumer installment	2	2
Indirect auto	7	7
Total	100%	100%

By Geographic Location
North Georgia	$1,096,930	$1,125,123
Atlanta MSA	1,313,489	1,259,377
North Carolina	543,334	548,591
Coastal Georgia	541,098	536,598
Gainesville MSA	240,332	254,016
East Tennessee	508,486	504,277
South Carolina	862,318	819,560
Specialized Lending	705,402	491,928
Indirect Auto	475,138	455,971
Total loans	6,286,527	5,995,441

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, South Carolina and Tennessee, including customers who have a seasonal residence in United’s market areas, except for specific specialized lending strategies such as SBA and franchise lending. More than 75% of the loans are secured by real estate. Total loans averaged $6.15 billion in the second quarter of 2016, compared with $5.02 billion in the second quarter of 2015, an increase of 23% primarily due to the acquisitions of Palmetto and MoneyTree. At June 30, 2016, total loans were $6.29 billion, an increase of $291 million, or 5%, from December 31, 2015.

United’s home equity lines generally require the payment of interest only for a set period after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both principal and interest. At June 30, 2016 and December 31, 2015, the funded portion of home equity lines totaled $623 million and $598 million, respectively. Approximately 3% of the home equity lines at June 30, 2016 were amortizing. Of the $623 million in balances outstanding at June 30, 2016, $369 million, or 60%, were secured by first liens. At June 30, 2016, 56% of the total available home equity lines were drawn upon.

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

The table below presents performing classified loans for the last five quarters.

Table 8 - Performing Classified Loans

(in thousands)

	June 30,	March 31,	December 31,	September 30,	June 30,
	2016	2016	2015	2015	2015
By Category
Owner occupied commercial real estate	$32,829	$32,916	$39,886	$42,409	$39,618
Income producing commercial real estate	27,631	29,984	30,047	29,856	18,775
Commercial & industrial	9,378	9,156	5,967	6,200	6,394
Commercial construction	1,691	1,327	1,406	2,877	3,255
Total commercial	71,529	73,383	77,306	81,342	68,042
Residential mortgage	32,025	32,547	30,519	35,849	30,579
Home equity	5,430	6,127	6,968	6,615	5,591
Residential construction	7,317	6,838	10,764	10,180	9,686
Consumer installment	681	662	757	787	842
Indirect auto	1,534	1,513	1,213	1,265	961
Total	$118,516	$121,070	$127,527	$136,038	$115,701

By Market
North Georgia	$38,953	$36,692	$46,668	$50,695	$51,938
Atlanta MSA	20,213	21,075	25,723	28,390	31,681
North Carolina	13,792	13,757	14,087	13,914	15,514
Coastal Georgia	5,999	6,882	5,187	6,977	5,886
Gainesville MSA	427	462	566	597	897
East Tennessee	9,126	9,699	9,522	7,369	7,688
South Carolina	27,086	30,280	23,620	25,873	-
Specialized lending	1,386	710	941	958	1,136
Indirect auto	1,534	1,513	1,213	1,265	961
Total loans	$118,516	$121,070	$127,527	$136,038	$115,701

At June 30, 2016, performing classified loans totaled $119 million and decreased $2.55 million from the prior quarter-end, and increased $2.82 million from a year ago. Performing classified loans reflect a general downward trend, partially offset by the acquisitions in 2015. The increase in performing classified loans in South Carolina in the third quarter of 2015 was attributable to the Palmetto acquisition.

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

The following table presents a summary of the changes in the allowance for credit losses for the periods indicated.

Table 9 - Allowance for Credit Losses

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Allowance for loan losses at beginning of period	$66,310	$70,007	$68,448	$71,619
Charge-offs:
Owner occupied commercial real estate	610	363	1,012	731
Income producing commercial real estate	121	74	343	322
Commercial & industrial	223	162	795	631
Commercial construction	24	147	311	169
Residential mortgage	1,060	1,109	1,236	1,687
Home equity lines of credit	469	348	1,192	421
Residential construction	270	499	329	1,639
Consumer installment	390	349	869	675
Indirect auto	366	130	599	258
Total loans charged-off	3,533	3,181	6,686	6,533
Recoveries:
Owner occupied commercial real estate	46	78	143	89
Income producing commercial real estate	144	350	155	357
Commercial & industrial	615	789	904	917
Commercial construction	2	51	2	51
Residential mortgage	231	322	358	484
Home equity lines of credit	216	26	307	40
Residential construction	278	392	441	471
Consumer installment	229	187	435	563
Indirect auto	42	8	73	21
Total recoveries	1,803	2,203	2,818	2,993
Net charge-offs	1,730	978	3,868	3,540
(Release of) provision for loan losses	(327)	1,100	(327)	2,050

Allowance for loan losses at end of period	$64,253	$70,129	$64,253	$70,129

Allowance for unfunded commitments at beginning of period	$2,342	$2,780	$2,542	$1,930
(Release of) provision for losses on unfunded commitments	27	(200)	(173)	650
Allowance for unfunded commitments at end of period	2,369	2,580	2,369	2,580
Allowance for credit losses	$66,622	$72,709	$66,622	$72,709

Total loans:
At period-end	$6,286,527	$5,173,517	$6,286,527	$5,173,517
Average	6,150,654	5,017,306	6,077,111	4,872,112

Allowance for loan losses as a percentage of period-end loans	1.02%	1.36%	1.02%	1.36%

As a percentage of average loans (annualized):
Net charge-offs	.11	.08	.13	.15
(Release of) provision for loan losses	(.02)	.09	(.01)	.08

The provision for credit losses charged to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level appropriate to absorb probable incurred losses in the loan portfolio at the balance sheet date. The amount each quarter is dependent upon many factors, including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and other macro-economic factors and trends. The evaluation of these factors is performed quarterly by management through an analysis of the appropriateness of the allowance for loan losses. The decreases in the provision and the declining level of the allowance for loan losses compared to the previous periods reflects stabilizing trends in substandard and nonperforming loans as well as charge-off levels. Further, the declining balance of the allowance for loan losses over the last several quarters reflects an overall improving trend in the historical loss experience factors used in management’s analysis of the adequacy of the allowance for loan losses.

The allowance for credit losses, which includes a portion related to unfunded commitments, totaled $66.6 million at June 30, 2016, compared with $71.0 million at December 31, 2015. At June 30, 2016, the allowance for loan losses was $64.3 million, or 1.02% of loans, compared with $68.4 million, or 1.14% of total loans, at December 31, 2015.

Management believes that the allowance for credit losses at June 30, 2016 reflects the probable incurred losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if management’s assessment of loan quality or collateral values change substantially with respect to one or more loan relationships or portfolios. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for credit losses in future periods if, in their opinion, the results of their review warrant such additions. See the “Critical Accounting Policies” section for additional information on the allowance for loan losses.

Nonperforming Assets

The table below summarizes nonperforming assets.

Table 10 - Nonperforming Assets
(in thousands)
	June 30,	December 31,
	2016	2015
Nonperforming loans	$21,348	$22,653
Foreclosed properties (OREO)	6,176	4,883

Total nonperforming assets	$27,524	$27,536

Nonperforming loans as a percentage of total loans	.34%	.38%
Nonperforming assets as a percentage of total loans and OREO	.44	.46
Nonperforming assets as a percentage of total assets	.28	.29

At June 30, 2016, nonperforming loans were $21.3 million compared to $22.7 million at December 31, 2015. Nonperforming assets, which include nonperforming loans and foreclosed real estate, totaled $27.5 million at June 30, 2016 and December 31, 2015. United sold $1.42 million of foreclosed properties and added $2.72 million in new foreclosures during the second quarter of 2016.

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

Purchased credit impaired (“PCI”) loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at June 30, 2016 or December 31, 2015 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

The following table summarizes nonperforming assets by category and market as of the dates indicated.

Table 11 - Nonperforming Assets by Category and Market

(in thousands)

	June 30, 2016			December 31, 2015
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Owner occupied commercial real estate	$6,681	$3,096	$9,777	$7,036	$2,652	$9,688
Income producing commercial real estate	1,017	1,554	2,571	2,595	-	2,595
Commercial & industrial	949	-	949	892	-	892
Commercial construction	199	-	199	328	437	765
Total commercial	8,846	4,650	13,496	10,851	3,089	13,940
Residential mortgage	8,667	1,160	9,827	8,555	1,242	9,797
Home equity	1,308	83	1,391	851	80	931
Residential construction	1,578	283	1,861	1,398	472	1,870
Consumer installment	137	-	137	212	-	212
Indirect auto	812	-	812	786	-	786
Total NPAs	$21,348	$6,176	$27,524	$22,653	$4,883	$27,536
Balance as a % of
Unpaid Principal	69.6%	40.2%	59.8%	71.4%	34.2%	59.8%

BY MARKET
North Georgia	$6,219	$1,086	$7,305	$5,167	$1,612	$6,779
Atlanta MSA	1,140	2,041	3,181	3,023	625	3,648
North Carolina	4,762	224	4,986	5,289	183	5,472
Coastal Georgia	1,186	168	1,354	2,079	-	2,079
Gainesville MSA	234	-	234	307	-	307
East Tennessee	3,616	247	3,863	3,448	157	3,605
South Carolina	1,271	2,410	3,681	323	2,306	2,629
Specialized Lending	2,108	-	2,108	2,231	-	2,231
Indirect auto	812	-	812	786	-	786
Total NPAs	$21,348	$6,176	$27,524	$22,653	$4,883	$27,536

At June 30, 2016 and December 31, 2015, United had $76.6 million and $86.6 million, respectively, in loans with terms that have been modified in TDRs. Included therein were $3.35 million and $3.58 million, respectively, of TDRs that were not performing in accordance with their modified terms and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $73.3 million and $83.0 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At June 30, 2016 and December 31, 2015, there were $90.6 million and $104 million, respectively, of loans classified as impaired under the definition outlined in the Accounting Standards Codification, including TDRs which are by definition considered impaired. Included in impaired loans at June 30, 2016 and December 31, 2015 was $27.9 million and $32.7 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value. The balance of impaired loans at June 30, 2016 and December 31, 2015 of $62.7 million and $71.3 million, respectively, had specific reserves that totaled $6.06 million and $6.80 million, respectively. The average recorded investment in impaired loans for the second quarters of 2016 and 2015 was $91.2 million and $107 million, respectively. For the six months ended June 30, 2016 and 2015, the average recorded investment in impaired loans was $91.9 million and $108 million, respectively. For the three and six months ended June 30, 2016, United recognized $1.07 million and $2.13 million, respectively, in interest revenue on impaired loans compared to $1.24 million and $2.47 million, respectively, for the same periods of the prior year.

The table below summarizes activity in nonperforming assets for the periods indicated.

Table 12 - Activity in Nonperforming Assets

(in thousands)

	Second Quarter 2016			Second Quarter 2015
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$22,419	$5,163	$27,582	$19,015	$1,158	$20,173
Acquisitions	-	(497)	(497)	-	962	962
Loans placed on non-accrual	6,786	-	6,786	6,552	-	6,552
Payments received	(4,201)	-	(4,201)	(3,839)	-	(3,839)
Loan charge-offs	(1,803)	-	(1,803)	(1,854)	-	(1,854)
Foreclosures	(1,853)	2,722	869	(1,069)	1,069	-
Capitalized costs	-	98	98	-	-	-
Property sales	-	(1,424)	(1,424)	-	(895)	(895)
Write downs	-	(73)	(73)	-	(9)	(9)
Net gains on sales	-	187	187	-	71	71
Ending Balance	$21,348	$6,176	$27,524	$18,805	$2,356	$21,161

	First Six Months 2016			First Six Months 2015
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$22,653	$4,883	$27,536	$17,881	$1,726	$19,607
Acquisitions	-	(497)	(497)	-	962	962
Loans placed on non-accrual	11,557	-	11,557	12,496	-	12,496
Payments received	(6,013)	-	(6,013)	(5,352)	-	(5,352)
Loan charge-offs	(3,482)	-	(3,482)	(4,692)	-	(4,692)
Foreclosures	(3,367)	4,312	945	(1,528)	1,528	-
Capitalized costs	-	98	98	-	-	-
Note / property sales	-	(2,948)	(2,948)	-	(2,003)	(2,003)
Write downs	-	(80)	(80)	-	(175)	(175)
Net gains on sales	-	408	408	-	318	318
Ending Balance	$21,348	$6,176	$27,524	$18,805	$2,356	$21,161

Foreclosed property is initially recorded at fair value, less estimated costs to sell. If the fair value, less estimated costs to sell at the time of foreclosure is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the lesser of fair value, less estimated costs to sell or the listed selling price, less the costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property expense. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of foreclosed property are accounted for in accordance with ASC 360-20, Real Estate Sales. For the second quarter of 2016, United transferred $2.72 million of loans into foreclosed property through foreclosures. During the same period, proceeds from sales of foreclosed property were $1.42 million, which includes $131,000 in sales that were financed by United.

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

At June 30, 2016 and December 31, 2015, United had securities held-to-maturity with a carrying amount of $342 million and $365 million, respectively, and securities available-for-sale totaling $2.34 billion and $2.29 billion, respectively. At June 30, 2016 and December 31, 2015, the securities portfolio represented approximately 27% and 28%, respectively, of total assets.

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

Management evaluates its securities portfolio each quarter to determine if any security is considered to be other than temporarily impaired. In making this evaluation, management considers its ability and intent to hold securities to recover current market losses. Losses on United’s fixed income securities at June 30, 2016 primarily reflect the effect of changes in interest rates. United did not recognize any other than temporary impairment losses on its investment securities during the second quarter of 2016 or 2015.

At June 30, 2016 and December 31, 2015, 25% and 24%, respectively, of the securities portfolio was invested in floating-rate securities or fixed-rate securities that were swapped to floating rates in order to manage exposure to rising interest rates.

Goodwill and Core Deposit Intangibles

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets.

Core deposit intangibles, representing the value of acquired deposit relationships, are amortizing intangible assets that are required to be tested for impairment only when events or circumstances indicate that impairment may exist. There were no events or circumstances that led management to believe that any impairment exists in goodwill or other intangible assets.

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

Total customer deposits, excluding brokered deposits, as of June 30, 2016 were $7.45 billion, compared to $7.53 billion at December 31, 2015. Total core deposits (demand, NOW, money market and savings deposits, excluding public funds deposits) of $5.42 billion at June 30, 2016 increased $172 million since December 31, 2015 due to the success of core deposit incentive programs.

Total time deposits, excluding brokered deposits, as of June 30, 2016 were $1.18 billion, down $98.9 million from December 31, 2015. United continued to offer low rates on certificates of deposit, allowing organic balances to decline and shift to lower cost transaction account deposits.

Brokered deposits totaled $412 million as of June 30, 2016, an increase of $73.3 million from December 31, 2015 due to an increase in the balance of brokered money market accounts. United uses long-term deposits to diversify our funding base. Many are swapped to LIBOR minus a spread, which achieves low cost funding within its interest rate risk parameters.

Borrowing Activities

The Bank is a shareholder in the Federal Home Loan Bank of Atlanta (“FHLB”). Through this affiliation, FHLB secured advances totaled $735 million and $430 million, respectively, as of June 30, 2016 and December 31, 2015. United anticipates continued use of this short and long-term source of funds. Additional information regarding FHLB advances is provided in Note 12 to the consolidated financial statements included in United’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The total amount of these instruments does not necessarily represent future cash requirements because a significant portion of these instruments expire without being used. United is not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments, or that could significantly affect earnings. See Note 14 to the consolidated financial statements for additional information on off-balance sheet arrangements.

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

United’s policy is based on the 12-month impact on net interest revenue of interest rate shocks and ramps that increase from 100 to 400 basis points or decrease 100 basis points from the base scenario. In the shock scenarios, rates immediately change the full amount at the scenario onset. In the ramp scenarios, rates change by 25 basis points per month. United’s policy limits the projected change in net interest revenue over the first 12 months to a 5% decrease for each 100 basis point change in the increasing and decreasing rate ramp and shock scenarios. Historically low rates on June 30, 2016 and 2015 made use of the down scenarios irrelevant. The following table presents United’s interest sensitivity position at the dates indicated.

Table 13 - Interest Sensitivity
	Increase (Decrease) in Net Interest Revenue from Base Scenario at June 30,
	2016		2015
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	(2.0)%	(2.7)%	1.6%	1.6%

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

United’s derivative financial instruments that are designated as accounting hedges are classified as either cash flow or fair value hedges. The change in fair value of cash flow hedges is recognized in other comprehensive income. Fair value hedges recognize in earnings both the effect of the change in the fair value of the derivative financial instrument and the offsetting effect of the change in fair value of the hedged asset or liability associated with the particular risk of that asset or liability being hedged. United has other derivative financial instruments that are not designated as accounting hedges but are used for interest rate risk management purposes and as effective economic hedges. Derivative financial instruments that are not accounted for as accounting hedges are marked to market through earnings.

In addition to derivative instruments, United uses a variety of balance sheet instruments to manage interest rate risk such as investment securities, wholesale funding, and bank-issued deposits.

From time to time, United will terminate derivative positions when conditions change and the position is no longer necessary to manage United’s overall sensitivity to changes in interest rates. In those situations where the terminated contract was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the contract, the resulting gain or loss is amortized over the remaining life of the original contract. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization. United expects that $1.52 million will be reclassified as an increase to interest expense from other comprehensive income over the next twelve months related to these terminated cash flow hedges.

United’s policy requires all non-customer facing derivative financial instruments be used only for asset/liability management through the hedging of specific transactions or positions, and not for trading or speculative purposes. Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is appropriately monitored and controlled and will not have any material adverse effect on financial condition or results of operations. In order to mitigate potential credit risk, from time to time United may require the counterparties to derivative contracts to pledge cash and/or securities as collateral to cover the net exposure.

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

At June 30, 2016, United had cash and cash equivalent balances of $208 million and had sufficient qualifying collateral to increase FHLB advances by $326 million and Federal Reserve discount window borrowing capacity of $1.01 billion. United also has the ability to raise substantial funds through brokered deposits. In addition to these wholesale sources, United has the ability to attract retail deposits by competing more aggressively on pricing.

As disclosed in the consolidated statement of cash flows, net cash provided by operating activities was $30.3 million for the six months ended June 30, 2016. Net income of $47.6 million for the six month period included deferred income tax expense of $29.4 million, and non-cash expenses for the following: depreciation, amortization and accretion of $14.4 million and stock-based compensation expense of $1.8 million. An increase in accrued expenses and other liabilities provided another source of cash of $3.08 million. These sources of cash from operating activities were offset by an increase in other assets and accrued interest receivable of $54.5 million and an increase in mortgage loans held for sale of $5.92 million. Net cash used in investing activities of $312 million consisted primarily of a $314 million net increase in loans and purchases of investment securities totaling $309 million. These uses of cash were partially offset by $30.4 million in proceeds from maturities and calls of investment securities held-to-maturity, $88.3 million in proceeds from the sale of investment securities available-for-sale and $199 million in proceeds from maturities and calls of investment securities available-for-sale. Net cash provided by financing activities of $249 million consisted primarily of a net increase in FHLB advances of $305 million, partially offset by a $15.6 million net decrease in deposits, a $16.6 million net decrease in short term borrowings, $9.99 million for the retirement of preferred stock, $3.76 million for the repurchase of common shares, and $10.1 million in dividends to common shareholders. In the opinion of management, United’s liquidity position at June 30, 2016, was sufficient to meet its expected cash flow requirements.

In addition, because United’s holding company is a separate entity and apart from the Bank, it must provide for its own liquidity. United’s holding company is responsible for the payment of dividends declared for its common shareholders, and interest and principal on any outstanding debt or trust preferred securities. United’s holding company currently has internal capital resources to meet these obligations. While United’s holding company has access to the capital markets, the ultimate source of holding company liquidity is subsidiary service fees and dividends from the Bank, which are limited by applicable law and regulations.

Capital Resources and Dividends

Shareholders’ equity at June 30, 2016 was $1.06 billion, an increase of $41.5 million from December 31, 2015 due to year-to-date earnings less dividends declared and an increase in the value of available-for-sale securities, partially offset by common stock repurchases and the redemption of Series H preferred stock. Accumulated other comprehensive loss, which includes unrealized gains and losses on securities available-for-sale, the unrealized gains and losses on derivatives qualifying as cash flow hedges and unamortized prior service cost and actuarial gains and losses on United’s modified retirement plan, is excluded in the calculation of regulatory capital adequacy ratios.

The following table shows United’s capital ratios, as calculated under applicable regulatory guidelines, at June 30, 2016 and December 31, 2015. As of June 30, 2016, United’s capital levels remained characterized as “well-capitalized” under the Basel III Capital Rules in effect at the time.

Table 14 - Capital Ratios
(dollars in thousands)
	Basel III Guidelines		United Community Banks, Inc. (Consolidated)		United Community Bank
		Well	June 30,	December 31,	June 30,	December 31,
	Minimum	Capitalized	2016	2015	2016	2015

Risk-based ratios:
Common equity tier 1 capital	4.5%	6.5%	11.44%	11.45%	12.78%	13.01%
Tier I capital	6.0	8.0	11.44	11.45	12.78	13.01
Total capital	8.0	10.0	12.38	12.50	13.72	14.06
Leverage ratio	4.0	5.0	8.53	8.34	9.53	9.47

Common equity tier 1 capital			$815,458	$773,677	$908,717	$877,169
Tier I capital			815,458	773,677	908,717	877,169
Total capital			882,080	844,667	975,339	948,159

Risk-weighted assets			7,127,122	6,755,011	7,107,713	6,743,560
Average total assets			9,554,828	9,282,243	9,539,468	9,264,133

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2016 and 2015.

Table 15 - Stock Price Information
	2016				2015
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume

First quarter	$19.27	$15.74	$18.47	440,759	$19.53	$16.48	$18.88	234,966
Second quarter	20.60	17.07	18.29	771,334	21.23	17.91	20.87	328,887
Third quarter					22.23	18.58	20.44	319,884
Fourth quarter					22.23	18.61	19.49	376,214

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

Item 3.          Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in United’s quantitative and qualitative disclosures about market risk as of June 30, 2016 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2015. The interest rate sensitivity position at June 30, 2016 is included in management’s discussion and analysis on page 57 of this report.

Item 4.          Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of United’s disclosure controls and procedures as of June 30, 2016. Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

On March 22, 2016, United announced that its Board of Directors had authorized a new program to repurchase up to $50 million of United’s outstanding common stock through December 31, 2017. Under the program, the shares may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program is determined by United’s management at its discretion and depends on a number of factors, including the market price of United’s common stock, general market and economic conditions, and applicable legal requirements. As of June 30, 2016, $41.8 million of United’s outstanding common stock may be repurchased under the program.

The following table contains information for shares repurchased during the second quarter of 2016. Subsequent to quarter-end, in July 2016, United purchased another 304,000 shares at an average price of $17.92.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	-	$-	-	$50,000
May 1, 2016 - May 31, 2016	-	-	-	50,000
June 1, 2016 - June 30, 2016	460,000	17.80	460,000	41,799
Total	460,000	$17.80	460,000	$41,799

Item 3.          Defaults upon Senior Securities – None

Item 4.          Mine Safety Disclosures – None

Item 5.          Other Information – None

Item 6.          Exhibits

Exhibit No.	Description

2.1	Amendment to the Agreement and Plan of Merger, dated April 27, 2016, by and between United Community Banks, Inc. and Tidelands Bancshares, Inc.

3.1	Restated Articles of Incorporation of United Community Banks, Inc., as amended.

4	See Exhibit 3.1 for provisions of the Restated Articles of Incorporation of United Community Banks, Inc., as amended, which define the rights of security holders.

31.1	Certification by Jimmy C. Tallent, Chairman and Chief Executive Officer of United Community Banks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 8, 2016

