Form 10-Q
period 2016-09-30
UNITED COMMUNITY BANKS INC
filed 2016-11-04
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

YES ☐ NO ☒

Common stock, par value $1 per share 70,863,730 shares outstanding as of October 31, 2016.

Part I – Financial Information

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2016	2015	2016	2015

Interest revenue:
Loans, including fees	$69,440	$57,174	$196,888	$159,814
Investment securities, including tax exempt of $134, $177, $449 and $516	15,418	12,801	48,039	36,896
Deposits in banks and short-term investments	581	853	2,315	2,460
Total interest revenue	85,439	70,828	247,242	199,170

Interest expense:
Deposits:
NOW	452	337	1,381	1,079
Money market	1,347	981	3,661	2,460
Savings	43	25	102	71
Time	667	830	2,052	2,834
Total deposit interest expense	2,509	2,173	7,196	6,444
Short-term borrowings	98	99	278	279
Federal Home Loan Bank advances	1,015	461	2,731	1,307
Long-term debt	2,828	2,669	8,178	7,481
Total interest expense	6,450	5,402	18,383	15,511
Net interest revenue	78,989	65,426	228,859	183,659
Provision for credit losses	(300)	700	(800)	3,400
Net interest revenue after provision for credit losses	79,289	64,726	229,659	180,259

Fee revenue:
Service charges and fees	10,819	9,335	31,460	25,325
Mortgage loan and other related fees	6,039	3,840	13,776	10,302
Brokerage fees	1,199	1,200	3,369	3,983
Gains from sales of government guaranteed loans	2,479	1,646	6,517	4,281
Securities gains, net	261	325	922	1,877
Loss from prepayment of debt	-	(256)	-	(1,294)
Other	5,564	2,207	12,420	6,771
Total fee revenue	26,361	18,297	68,464	51,245
Total revenue	105,650	83,023	298,123	231,504

Operating expenses:
Salaries and employee benefits	36,478	29,342	103,112	83,749
Communications and equipment	4,919	3,963	13,602	10,538
Occupancy	5,132	4,013	14,393	10,706
Advertising and public relations	1,088	812	3,275	2,689
Postage, printing and supplies	1,451	1,049	4,029	2,980
Professional fees	3,160	2,668	9,049	6,844
FDIC assessments and other regulatory charges	1,412	1,136	4,453	3,643
Amortization of intangibles	1,119	714	3,116	1,403
Merger-related and other charges	3,152	5,744	6,981	8,917
Other	6,112	4,828	17,958	14,281
Total operating expenses	64,023	54,269	179,968	145,750
Net income before income taxes	41,627	28,754	118,155	85,754
Income tax expense	15,753	10,867	44,720	32,384
Net income	25,874	17,887	73,435	53,370
Preferred stock dividends and discount accretion	-	25	21	42
Net income available to common shareholders	$25,874	$17,862	$73,414	$53,328

Earnings per common share:
Basic	$.36	$.27	$1.02	$.84
Diluted	.36	.27	1.02	.84
Weighted average common shares outstanding:
Basic	71,556	66,294	71,992	63,297
Diluted	71,561	66,300	71,996	63,302

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Comprehensive Income (Unaudited)

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
2016	Before- tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before- tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Net income	$41,627	$(15,753)	$25,874	$118,155	$(44,720)	$73,435
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	4,927	(1,927)	3,000	37,990	(14,488)	23,502
Reclassification adjustment for gains included in net income	(261)	101	(160)	(922)	348	(574)
Net unrealized gains	4,666	(1,826)	2,840	37,068	(14,140)	22,928
Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity	663	(237)	426	1,601	(596)	1,005
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	466	(181)	285	1,426	(555)	871
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	167	(65)	102	501	(195)	306

Total other comprehensive income	5,962	(2,309)	3,653	40,596	(15,486)	25,110

Comprehensive income	$47,589	$(18,062)	$29,527	$158,751	$(60,206)	$98,545

2015
Net income	$28,754	$(10,867)	$17,887	$85,754	$(32,384)	$53,370
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during the period	2,313	(870)	1,443	5,426	(2,143)	3,283
Reclassification adjustment for gains included in net income	(325)	121	(204)	(1,877)	724	(1,153)
Net unrealized gains	1,988	(749)	1,239	3,549	(1,419)	2,130
Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity	269	(99)	170	1,041	(387)	654
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	550	(214)	336	1,430	(556)	874
Unrealized losses on derivative financial instruments accounted for as cash flow hedges	-	-	-	(471)	183	(288)
Net cash flow hedge activity	550	(214)	336	959	(373)	586
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	159	(62)	97	478	(186)	292

Total other comprehensive income	2,966	(1,124)	1,842	6,027	(2,365)	3,662

Comprehensive income	$31,720	$(11,991)	$19,729	$91,781	$(34,749)	$57,032

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet (Unaudited)

	September 30,	December 31,
(in thousands, except share and per share data)	2016	2015

ASSETS
Cash and due from banks	$94,744	$86,912
Interest-bearing deposits in banks	131,415	153,451
Cash and cash equivalents	226,159	240,363
Securities available for sale	2,215,113	2,291,511
Securities held to maturity (fair value $357,550 and $371,658)	344,917	364,696
Mortgage loans held for sale (includes $279 and $0 at fair value)	30,814	24,231
Loans, net of unearned income	6,725,110	5,995,441
Less allowance for loan losses	(62,961)	(68,448)
Loans, net	6,662,149	5,926,993
Premises and equipment, net	189,302	178,165
Bank owned life insurance	123,129	105,493
Accrued interest receivable	26,494	25,786
Net deferred tax asset	156,408	197,613
Derivative financial instruments	25,463	20,082
Goodwill and other intangible assets	157,288	147,420
Other assets	140,379	94,075
Total assets	$10,297,615	$9,616,428
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$2,568,756	$2,204,755
NOW	1,821,353	1,975,884
Money market	1,798,548	1,599,637
Savings	544,029	471,129
Time	1,349,543	1,282,803
Brokered	359,370	338,985
Total deposits	8,441,599	7,873,193
Short-term borrowings	35,050	16,640
Federal Home Loan Bank advances	449,407	430,125
Long-term debt	174,959	163,836
Derivative financial instruments	32,548	28,825
Accrued expenses and other liabilities	84,759	85,524
Total liabilities	9,218,322	8,598,143
Shareholders' equity:
Preferred stock, $1 par value; 10,000,000 shares authorized; Series H; $1,000 stated value; 0 and 9,992 shares issued and outstanding	-	9,992
Common stock, $1 par value; 150,000,000 shares authorized; 70,861,025 and 66,198,477 shares issued and outstanding	70,861	66,198
Common stock, non-voting, $1 par value; 26,000,000 shares authorized; 0 and 5,285,516 shares issued and outstanding	-	5,286
Common stock issuable; 520,014 and 458,953 shares	7,179	6,779
Capital surplus	1,274,909	1,286,361
Accumulated deficit	(273,314)	(330,879)
Accumulated other comprehensive loss	(342)	(25,452)
Total shareholders' equity	1,079,293	1,018,285
Total liabilities and shareholders' equity	$10,297,615	$9,616,428

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
For the Nine Months Ended September 30,

	Preferred						Accumulated
	Stock		Non-Voting	Common			Other
(in thousands, except share and	Series	Common	Common	Stock	Capital	Accumulated	Comprehensive
per share data)	H	Stock	Stock	Issuable	Surplus	Deficit	Income (Loss)	Total

Balance, December 31, 2014	$-	$50,178	$10,081	$5,168	$1,080,508	$(387,568)	$(18,790)	$739,577
Net income						53,370		53,370
Other comprehensive income							3,662	3,662
Common stock issued to dividend reinvestment plan and employee benefit plans (11,761 shares)		12			192			204
Conversion of non-voting common stock to voting (1,795,271 shares)		1,795	(1,795)					-
Common and preferred stock issued for acquisition (11,058,515 common shares and 9,992 preferred shares)	9,992	11,059			203,092			224,143
Amortization of stock option and restricted stock awards					3,343			3,343
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (118,672 shares issued, 106,935 shares deferred)		119		1,444	(3,009)			(1,446)
Deferred compensation plan, net, including dividend equivalents				274	(1)			273
Shares issued from deferred compensation plan (23,613 shares)		23		(216)	193			-
Common stock dividends ($.16 per share)						(10,506)		(10,506)
Tax on restricted stock vesting					559	-		559
Preferred stock dividends: Series H						(42)		(42)
Balance, September 30, 2015	$9,992	$63,186	$8,286	$6,670	$1,284,877	$(344,746)	$(15,128)	$1,013,137

Balance, December 31, 2015	$9,992	$66,198	$5,286	$6,779	$1,286,361	$(330,879)	$(25,452)	$1,018,285
Net income						73,435		73,435
Other comprehensive income							25,110	25,110
Redemption of Series H preferred stock (9,992 shares)	(9,992)							(9,992)
Common stock issued to dividend reinvestment plan and employee benefit plans (15,844 shares)		16			254			270
Conversion of non-voting common stock to voting (5,285,516 shares)		5,286	(5,286)					-
Amortization of stock option and restricted stock awards					3,257			3,257
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (79,430 shares issued, 94,497 shares deferred)		79		1,384	(2,428)			(965)
Purchases of common stock (764,000 shares)		(764)			(12,895)			(13,659)
Deferred compensation plan, net, including dividend equivalents				291				291
Shares issued from deferred compensation plan (45,758 shares)		46		(1,275)	1,229			-
Common stock dividends ($.22 per share)						(15,849)		(15,849)
Tax on restricted stock vesting					(869)			(869)
Preferred stock dividends: Series H						(21)		(21)
Balance, September 30, 2016	$-	$70,861	$-	$7,179	$1,274,909	$(273,314)	$(342)	$1,079,293

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2016	2015
Operating activities:
Net income	$73,435	$53,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	22,612	16,788
(Release of) provision for credit losses	(800)	3,400
Stock based compensation	3,257	3,343
Deferred income tax expense	45,308	28,495
Securities gains, net	(922)	(1,877)
Gains from sales of government guaranteed loans	(6,517)	(4,281)
Net gains on sale of other assets	(381)	(437)
Net gains and write downs on sales of other real estate owned	(59)	(368)
Loss on prepayment of borrowings	-	1,294
Changes in assets and liabilities:
Other assets and accrued interest receivable	(41,886)	4,232
Accrued expenses and other liabilities	(2,753)	4,191
Mortgage loans held for sale	(6,441)	(5,562)
Net cash provided by operating activities	84,853	102,588

Investing activities:
Investment securities held to maturity:
Proceeds from maturities and calls of securities held to maturity	49,968	57,721
Purchases of securities held to maturity	(20,656)	-
Investment securities available for sale:
Proceeds from sales of securities available for sale	189,164	274,519
Proceeds from maturities and calls of securities available for sale	292,200	212,383
Purchases of securities available for sale	(308,800)	(476,917)
Net increase in loans	(453,541)	(324,868)
Funds paid to FDIC under loss sharing agreements	-	(1,198)
Proceeds from sales of premises and equipment	5,038	2,127
Purchases of premises and equipment	(13,716)	(7,191)
Net cash received for acquisition	1,912	35,497
Proceeds from sale of other real estate	9,370	3,184
Net cash used in investing activities	(249,061)	(224,743)

Financing activities:
Net change in deposits	169,156	219,454
Net change in short-term borrowings	8,360	(16,238)
Repayments of trust preferred securities	-	(48,521)
Proceeds from FHLB advances	7,080,000	1,495,000
Repayments of FHLB advances	(7,074,000)	(1,587,070)
Proceeds from issuance of senior debt, net of issuance costs	-	84,141
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	270	204
Retirement of preferred stock	(9,992)	-
Purchase of common stock	(13,659)	-
Cash dividends on common stock	(10,085)	(10,506)
Cash dividends on preferred stock	(46)	(25)
Net cash provided by financing activities	150,004	136,439

Net change in cash and cash equivalents	(14,204)	14,284

Cash and cash equivalents at beginning of period	240,363	192,655

Cash and cash equivalents at end of period	$226,159	$206,939

Supplemental disclosures of cash flow information:
Interest paid	$25,815	$16,567
Income taxes paid	3,431	3,453
Significant non-cash investing and financing transactions:
Unsettled government guaranteed loan sales	22,355	11,020
Unsettled purchases of securities available for sale	8,973	-
Transfers of loans to foreclosed properties	6,647	3,428
Acquisitions:
Assets acquired	450,958	1,736,203
Liabilities assumed	439,749	1,427,358
Net assets acquired	11,209	308,845
Common stock issued in acquisitions	-	214,151
Preferred stock issued in acquisitions	-	9,992

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

In March 2016, the FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. This update eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. For public entities, this update is effective for fiscal years beginning after December 15, 2016, with application on a prospective basis. The adoption of this update is not expected to have a material impact on United’s consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update provides guidance on the treatment of eight specific cash flow issues for which there was diversity in practice. For example, cash payments for debt prepayment should be classified as cash outflows for financing activities. Cash payments for contingent consideration after a business combination if made soon after the acquisition date should be classified as investing outflows, while similar payments not made soon after the acquisition date should be classified as financing outflows (up to the amount of the contingent consideration liability recognized at the acquisition date, including measurement period adjustments) or operating activities (for any excess). Cash proceeds from the settlement of insurance claims should be classified on the basis of the related insurance coverage, while proceeds from the settlement of bank owned life insurance should be classified as investing inflows. For public entities, this update is effective for fiscal years beginning after December 15, 2017. The adoption of this update is not expected to have a material impact on United’s consolidated financial statements.

Note 3 – Acquisitions

Acquisition of Tidelands Bancshares, Inc.

On July 1, 2016, United completed the acquisition of Tidelands Bancshares, Inc. (“Tidelands”) and its wholly-owned bank subsidiary Tidelands Bank. Tidelands operated seven branches in coastal South Carolina. In connection with the acquisition, United acquired $440 million of assets and assumed $440 million of liabilities. Under the terms of the merger agreement, Tidelands shareholders received cash equal to $0.52 per common share, or an aggregate of $2.22 million. Additionally, at closing, United redeemed all of Tidelands’ fixed-rate cumulative preferred stock that was issued to the United States Department of the Treasury (the “Treasury”) under the Treasury’s Capital Purchase Program, plus unpaid dividends, for $8.98 million in aggregate. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $10.7 million, representing the intangible value of Tidelands’ business and reputation within the market it served. None of the goodwill recognized is expected to be deductible for income tax purposes. United will amortize the related core deposit intangible of $1.57 million using the sum-of-the-years-digits method over five years, which represents the expected useful life of the asset.

As of the acquisition date, United assumed long-term debt obligations with an aggregate balance of $14.4 million and an aggregate fair value of $10.8 million related to Tidelands’ outstanding trust preferred securities and paid all amounts required to bring current the payment of interest (including deferred interest) on such trust preferred securities. The $8.25 million of debt related to Tidelands Statutory Trust I has a stated maturity date of March 30, 2036 and a rate equal to LIBOR plus 1.38%, which resets quarterly. The $6.19 million of debt related to Tidelands Statutory Trust II has a stated maturity date of June 30, 2038 and a rate equal to LIBOR plus 5.075%, which resets quarterly.

United’s operating results for the period ended September 30, 2016 include the operating results of the acquired assets and assumed liabilities for the period subsequent to the acquisition date of July 1, 2016.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below (in thousands).

	As Recorded	Fair Value	As Recorded by
	by Tidelands	Adjustments (1)	United
Assets
Cash and cash equivalents	$13,121	$-	$13,121
Securities	65,676	(155)	65,521
Loans held for sale	139	3	142
Loans, net	317,938	(12,035)	305,903
Premises and equipment, net	19,133	(7,944)	11,189
Bank owned life insurance	16,917	-	16,917
Accrued interest receivable	1,086	(167)	919
Net deferred tax asset	73	15,639	15,712
Core deposit intangible	-	1,570	1,570
Other real estate owned	9,881	(2,386)	7,495
Other assets	1,920	(164)	1,756
Total assets acquired	$445,884	$(5,639)	$440,245
Liabilities
Deposits	$398,108	$1,765	$399,873
Repurchase agreements	10,000	155	10,155
Federal Home Loan Bank advances	13,000	354	13,354
Long-term debt	14,434	(3,668)	10,766
Other liabilities	11,587	(5,986)	5,601
Total liabilities assumed	447,129	(7,380)	439,749
Excess of assets acquired over liabilities assumed	$(1,245)
Aggregate fair value adjustments		$1,741
Total identifiable net assets			$496
Consideration transferred
Cash paid to redeem common stock			2,224
Cash paid to redeem preferred stock issued under the Treasury's Capital Purchase Program			8,985
Total fair value of consideration transferred			11,209
Goodwill			$10,713

(1) Fair values are preliminary and are subject to refinement for a period not to exceed one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

The following table presents additional information related to the acquired loan portfolio at the acquisition date (in thousands):

July 1, 2016
Accounted for pursuant to ASC 310-30:
Contractually required principal and interest	$50,660
Non-accretable difference	13,483
Cash flows expected to be collected	37,177
Accretable yield	2,113
Fair value	$35,064

Excluded from ASC 310-30:
Fair value	$270,839
Gross contractual amounts receivable	302,331
Estimate of contractual cash flows not expected to be collected	3,859

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Acquisition of Palmetto Bancshares, Inc.

On September 1, 2015, United completed the acquisition of Palmetto Bancshares, Inc. (“Palmetto”) and its wholly-owned bank subsidiary The Palmetto Bank. Information related to the fair value of assets and liabilities acquired from Palmetto is included in United’s Annual Report on Form 10-K for the year ended December 31, 2015. During second quarter 2016, within the one year measurement period, United received additional information regarding the acquisition date fair values of premises and equipment and other real estate owned (“OREO”). As a result the provisional values assigned to the acquired premises and equipment and OREO have been adjusted to $17.0 million and $2.63 million, respectively, which represent a decrease of $640,000 and $497,000, respectively, from amounts previously disclosed. The tax effect of these adjustments was reflected as an increase to the deferred tax asset of $437,000, with the net amount of $700,000 reflected as an increase to goodwill.

Acquisition of MoneyTree Corporation

On May 1, 2015, United completed the acquisition of MoneyTree Corporation (“MoneyTree”) and its wholly-owned bank subsidiary, First National Bank. Information related to the fair value of assets and liabilities acquired from MoneyTree is included in United’s Annual Report on Form 10-K for the year ended December 31, 2015.

Pro forma information

The following table discloses the impact of the mergers with Tidelands, Palmetto and MoneyTree since their respective acquisition dates through September 30 of the year of acquisition. The table also presents certain pro forma information as if Tidelands had been acquired on January 1, 2015 and Palmetto and MoneyTree had been acquired on January 1, 2014. These results combine the historical results of the acquired entities with United’s consolidated statement of income and, while adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition taken place in earlier years.

The following table presents the actual results and pro forma information for the periods indicated (in thousands). Merger-related costs of $2.93 million from the Tidelands acquisition have been excluded from the 2016 pro forma information presented below and included in the 2015 pro forma information below. Merger-related costs of $8.92 million from the Palmetto and MoneyTree acquisitions have been excluded from the 2015 pro forma information presented below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	Revenue	Net Income	Revenue	Net Income

2016
Actual Tidelands results included in statement of income since acquisition date	$3,988	$658	$3,988	$658
Supplemental consolidated pro forma as if Tidelands had been acquired January 1, 2015	105,281	27,499	305,273	72,436

2015
Actual Palmetto results included in statement of income since acquisition date	$4,382	$1,659	$4,382	$1,659
Actual MoneyTree results included in statement of income since acquisition date	3,081	1,394	5,365	1,778
Supplemental consolidated pro forma as if Tidelands had been acquired January 1, 2015 and Palmetto and MoneyTree had been acquired January 1, 2014	95,385	20,805	284,799	63,190

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

	Gross Amounts of	Gross Amounts Offset on		Gross Amounts not Offset in the Balance Sheet
September 30, 2016	Recognized Assets	the Balance Sheet	Net Asset Balance	Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$150,000	$(150,000)	$-	$-	$-	$-
Derivatives	25,463	-	25,463	(1,472)	(3,307)	20,684
Total	$175,463	$(150,000)	$25,463	$(1,472)	$(3,307)	$20,684

Weighted average interest rate of reverse repurchase agreements	1.40%

	Gross Amounts of	Gross Amounts Offset on	Net	Gross Amounts not Offset in the Balance Sheet
	Recognized Liabilities	the Balance Sheet	Liability Balance	Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$150,000	$(150,000)	$-	$-	$-	$-
Derivatives	32,548	-	32,548	(1,472)	(31,960)	-
Total	$182,548	$(150,000)	$32,548	$(1,472)	$(31,960)	$-

Weighted average interest rate of repurchase agreements	.50%

	Gross Amounts of	Gross Amounts Offset on		Gross Amounts not Offset in the Balance Sheet
December 31, 2015	Recognized Assets	the Balance Sheet	Net Asset Balance	Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$400,000	$(400,000)	$-	$-	$-	$-
Derivatives	20,082	-	20,082	(519)	(3,729)	15,834
Total	$420,082	$(400,000)	$20,082	$(519)	$(3,729)	$15,834

Weighted average interest rate of reverse repurchase agreements	1.34%

	Gross Amounts of	Gross Amounts Offset on	Net	Gross Amounts not Offset in the Balance Sheet
	Recognized Liabilities	the Balance Sheet	Liability Balance	Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$400,000	$(400,000)	$-	$-	$-	$-
Derivatives	28,825	-	28,825	(519)	(30,917)	-
Total	$428,825	$(400,000)	$28,825	$(519)	$(30,917)	$-

Weighted average interest rate of repurchase agreements	.50%

At September 30, 2016, United recognized the right to reclaim cash collateral of $32.3 million and the obligation to return cash collateral of $3.31 million. At December 31, 2015, United recognized the right to reclaim cash collateral of $6.26 million and the obligation to return cash collateral of $3.73 million. The right to reclaim cash collateral and the obligation to return cash collateral were included in the consolidated balance sheet in other assets and other liabilities, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents additional detail regarding repurchase agreements accounted for as secured borrowings and the securities underlying these agreements as of the dates indicated (in thousands).

	Remaining Contractual Maturity of the Agreements
	Overnight and
As of September 30, 2016	Continuous	Up to 30 Days	30 to 90 Days	91 to 110 days	Total

U.S. Treasuries	$-	$-	$10,050	$-	$10,050
Mortgage-backed securities	-	50,000	100,000	-	150,000

Total	$-	$50,000	$110,050	$-	$160,050

Gross amount of recognized liabilities for repurchase agreements in offsetting disclosure					$150,000
Amounts related to agreements not included in offsetting disclosure					$10,050

	Remaining Contractual Maturity of the Agreements
	Overnight and
As of December 31, 2015	Continuous	Up to 30 Days	30 to 90 Days	91 to 110 days	Total

U.S. Treasuries	$-	$-	$100,000	$-	$100,000
U.S. Government agencies	32	-	-	-	32
Mortgage-backed securities	16,608	25,000	175,000	100,000	316,608

Total	$16,640	$25,000	$275,000	$100,000	$416,640

Gross amount of recognized liabilities for repurchase agreements in offsetting disclosure					$400,000
Amounts related to agreements not included in offsetting disclosure					$16,640

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2016	Cost	Gains	Losses	Value

State and political subdivisions	$57,911	$3,545	$61	$61,395
Mortgage-backed securities (1)	287,006	9,267	118	296,155

Total	$344,917	$12,812	$179	$357,550

As of December 31, 2015

State and political subdivisions	$62,073	$3,211	$-	$65,284
Mortgage-backed securities (1)	302,623	5,424	1,673	306,374

Total	$364,696	$8,635	$1,673	$371,658

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The cost basis, unrealized gains and losses, and fair value of securities available-for-sale as of the dates indicated are presented below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of September 30, 2016	Cost	Gains	Losses	Value

U.S. Treasuries	$140,500	$4,374	$-	$144,874
U.S. Government agencies	20,205	268	18	20,455
State and political subdivisions	63,001	1,885	-	64,886
Mortgage-backed securities (1)	1,151,570	24,569	358	1,175,781
Corporate bonds	307,240	6,231	912	312,559
Asset-backed securities	495,286	2,728	2,581	495,433
Other	1,125	-	-	1,125

Total	$2,178,927	$40,055	$3,869	$2,215,113

As of December 31, 2015

U.S. Treasuries	$169,034	$156	$484	$168,706
U.S. Government agencies	112,394	385	439	112,340
State and political subdivisions	56,265	461	458	56,268
Mortgage-backed securities (1)	1,108,206	12,077	7,165	1,113,118
Corporate bonds	308,102	933	3,009	306,026
Asset-backed securities	538,679	569	6,006	533,242
Other	1,811	-	-	1,811

Total	$2,294,491	$14,581	$17,561	$2,291,511

(1)	All are residential type mortgage-backed securities or U.S. government agency commercial mortgage backed securities.

Securities with a carrying value of $1.34 billion and $1.63 billion were pledged to secure public deposits, derivatives and other secured borrowings at September 30, 2016 and December 31, 2015, respectively.

The following table summarizes held-to-maturity securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
As of September 30, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and political subdivisions	$18,332	$61	$-	$-	$18,332	$61
Mortgage-backed securities	19,537	118	-	-	19,537	118
Total unrealized loss position	$37,869	$179	$-	$-	$37,869	$179

As of December 31, 2015

Mortgage-backed securities	$140,362	$1,331	$13,127	$342	$153,489	$1,673
Total unrealized loss position	$140,362	$1,331	$13,127	$342	$153,489	$1,673

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes available-for-sale securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
As of September 30, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government agencies	$1,017	$18	$-	$-	$1,017	$18
Mortgage-backed securities	51,399	105	50,387	253	101,786	358
Corporate bonds	54,607	393	20,481	519	75,088	912
Asset-backed securities	14,885	380	159,336	2,201	174,221	2,581
Total unrealized loss position	$121,908	$896	$230,204	$2,973	$352,112	$3,869

As of December 31, 2015

U.S. Treasuries	$126,066	$484	$-	$-	$126,066	$484
U.S. Government agencies	74,189	439	-	-	74,189	439
State and political subdivisions	27,014	458	-	-	27,014	458
Mortgage-backed securities	274,005	2,580	173,254	4,585	447,259	7,165
Corporate bonds	221,337	2,759	750	250	222,087	3,009
Asset-backed securities	358,940	5,746	4,816	260	363,756	6,006
Total unrealized loss position	$1,081,551	$12,466	$178,820	$5,095	$1,260,371	$17,561

At September 30, 2016, there were 53 available-for-sale securities and seven held-to-maturity securities that were in an unrealized loss position. United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at September 30, 2016 were primarily attributable to changes in interest rates and spread relationships.

Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. No impairment charges were recognized during the three or nine months ended September 30, 2016 or 2015.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes available-for-sale securities sales activity for the three and nine months ended September 30, 2016 and 2015 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Proceeds from sales	$100,867	$137,702	$189,164	$274,519

Gross gains on sales	$607	$328	$1,565	$1,880
Gross losses on sales	(346)	(3)	(643)	(3)

Net gains on sales of securities	$261	$325	$922	$1,877

Income tax expense attributable to sales	$101	$121	$348	$724

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amortized cost and fair value of held-to-maturity and available-for-sale securities at September 30, 2016, by contractual maturity, are presented in the following table (in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

US Treasuries:
1 to 5 years	$65,957	$67,453	$-	$-
5 to 10 years	74,543	77,421	-	-
	140,500	144,874	-	-

US Government agencies:
1 to 5 years	990	995	-	-
5 to 10 years	18,180	18,443	-	-
More than 10 years	1,035	1,017
	20,205	20,455	-	-

State and political subdivisions:
Within 1 year	1,252	1,263	4,012	4,077
1 to 5 years	31,964	32,790	12,860	13,681
5 to 10 years	23,673	24,516	22,152	24,774
More than 10 years	6,112	6,317	18,887	18,863
	63,001	64,886	57,911	61,395

Corporate bonds:
1 to 5 years	233,824	237,475	-	-
5 to 10 years	72,416	74,584	-	-
More than 10 years	1,000	500	-	-
	307,240	312,559	-	-

Asset-backed securities:
1 to 5 years	17,250	17,459	-	-
5 to 10 years	333,434	333,831	-	-
More than 10 years	144,602	144,143	-	-
	495,286	495,433	-	-

Other:
More than 10 years	1,125	1,125	-	-
	1,125	1,125	-	-

Total securities other than mortgage-backed securities:
Within 1 year	1,252	1,263	4,012	4,077
1 to 5 years	349,985	356,172	12,860	13,681
5 to 10 years	522,246	528,795	22,152	24,774
More than 10 years	153,874	153,102	18,887	18,863

Mortgage-backed securities	1,151,570	1,175,781	287,006	296,155

	$2,178,927	$2,215,113	$344,917	$357,550

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Loans and Allowance for Credit Losses

Major classifications of loans are summarized as of the dates indicated as follows (in thousands).

	September 30,	December 31,
	2016	2015

Owner occupied commercial real estate	$1,512,185	$1,493,966
Income producing commercial real estate	1,105,293	823,729
Commercial & industrial	994,350	785,417
Commercial construction	388,861	342,078
Total commercial	4,000,689	3,445,190
Residential mortgage	1,055,166	1,029,663
Home equity lines of credit	698,356	597,806
Residential construction	378,329	351,700
Consumer installment	126,468	115,111
Indirect auto	466,102	455,971

Total loans	6,725,110	5,995,441

Less allowance for loan losses	(62,961)	(68,448)

Loans, net	$6,662,149	$5,926,993

At September 30, 2016 and December 31, 2015, loans totaling $3.05 billion and $2.44 billion, respectively, were pledged as collateral to secure Federal Home Loan Bank advances and other contingent funding sources.

At September 30, 2016, the carrying value and outstanding balance of purchased credit impaired (“PCI”) loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, were $67.5 million and $95.3 million, respectively. At December 31, 2015, the carrying value and outstanding balance of PCI loans were $51.3 million and $71.0 million, respectively. The following table presents changes in the value of the accretable yield for PCI loans for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Balance at beginning of period	$5,337	$946	$4,279	$-
Additions due to acquisitions	2,113	4,834	2,113	5,863
Accretion	(1,116)	(316)	(3,058)	(399)
Reclassification from nonaccretable difference	1,455	-	2,908	-
Changes in expected cash flows that do not affect nonaccretable difference	362	-	1,909	-
Balance at end of period	$8,151	$5,464	$8,151	$5,464

In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC 310-30 are also accreted to interest revenue over the life of the loans. At September 30, 2016 and December 31, 2015, the remaining accretable fair value marks on loans acquired through a business combination and not accounted for under ASC 310-30 were $8.30 million and $7.03 million, respectively. In addition, indirect auto loans purchased at a premium outside of a business combination have a remaining premium of $11.8 million and $12.0 million, respectively, as of September 30, 2016 and December 31, 2015.

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

	2016					2015
Three Months Ended September 30,	Beginning Balance	Charge- Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Charge- Offs	Recoveries	(Release) Provision	Ending Balance

Owner occupied commercial real estate	$14,432	$(276)	$108	$(207)	$14,057	$16,339	$(463)	$228	$(495)	$15,609
Income producing commercial real estate	5,522	(201)	44	1,587	6,952	8,200	(126)	231	(532)	7,773
Commercial & industrial	3,207	(850)	398	689	3,444	4,728	(508)	319	1,041	5,580
Commercial construction	8,938	(14)	100	350	9,374	4,895	(80)	21	1,659	6,495
Residential mortgage	15,662	(253)	508	(179)	15,738	19,052	(848)	415	(1,880)	16,739
Home equity lines of credit	5,318	(321)	54	191	5,242	5,479	(413)	120	1,119	6,305
Residential construction	9,005	(269)	134	(2,990)	5,880	9,337	(50)	174	(1,078)	8,383
Consumer installment	723	(426)	190	183	670	688	(496)	221	352	765
Indirect auto	1,446	(354)	69	443	1,604	1,411	(175)	13	164	1,413
Total allowance for loan losses	64,253	(2,964)	1,605	67	62,961	70,129	(3,159)	1,742	350	69,062
Allowance for unfunded commitments	2,369	-	-	(367)	2,002	2,580	-	-	350	2,930
Total allowance for credit losses	$66,622	$(2,964)	$1,605	$(300)	$64,963	$72,709	$(3,159)	$1,742	$700	$71,992

Nine Months Ended September 30,	Beginning Balance	Charge- Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Charge- Offs	Recoveries	(Release) Provision	Ending Balance

Owner occupied commercial real estate	$16,732	$(1,288)	$251	$(1,638)	$14,057	$16,041	$(1,194)	$317	$445	$15,609
Income producing commercial real estate	8,235	(544)	199	(938)	6,952	10,296	(448)	588	(2,663)	7,773
Commercial & industrial	4,442	(1,645)	1,302	(655)	3,444	3,255	(1,139)	1,236	2,228	5,580
Commercial construction	5,583	(325)	102	4,014	9,374	4,747	(249)	72	1,925	6,495
Residential mortgage	17,232	(1,489)	866	(871)	15,738	20,311	(2,535)	899	(1,936)	16,739
Home equity lines of credit	6,042	(1,513)	361	352	5,242	4,574	(834)	160	2,405	6,305
Residential construction	7,961	(598)	575	(2,058)	5,880	10,603	(1,689)	645	(1,176)	8,383
Consumer installment	828	(1,295)	625	512	670	731	(1,171)	784	421	765
Indirect auto	1,393	(953)	142	1,022	1,604	1,061	(433)	34	751	1,413
Total allowance for loan losses	68,448	(9,650)	4,423	(260)	62,961	71,619	(9,692)	4,735	2,400	69,062
Allowance for unfunded commitments	2,542	-	-	(540)	2,002	1,930	-	-	1,000	2,930
Total allowance for credit losses	$70,990	$(9,650)	$4,423	$(800)	$64,963	$73,549	$(9,692)	$4,735	$3,400	$71,992

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table represents the recorded investment in loans by portfolio segment and the balance of the allowance for loan losses assigned to each segment based on the method of evaluating the loans for impairment as of the dates indicated (in thousands).

	Allowance for Loan Losses
	September 30, 2016				December 31, 2015
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance

Owner occupied commercial real estate	$1,212	$12,845	$-	$14,057	$1,465	$15,267	$-	$16,732
Income producing commercial real estate	714	6,238	-	6,952	961	7,274	-	8,235
Commercial & industrial	64	3,380	-	3,444	280	4,162	-	4,442
Commercial construction	42	9,303	29	9,374	13	5,570	-	5,583
Residential mortgage	3,613	12,124	1	15,738	3,885	13,347	-	17,232
Home equity lines of credit	3	5,231	8	5,242	6	6,036	-	6,042
Residential construction	139	5,736	5	5,880	174	7,787	-	7,961
Consumer installment	9	661	-	670	13	815	-	828
Indirect auto	-	1,604	-	1,604	-	1,393	-	1,393
Total allowance for loan losses	5,796	57,122	43	62,961	6,797	61,651	-	68,448
Allowance for unfunded commitments	-	2,002	-	2,002	-	2,542	-	2,542
Total allowance for credit losses	$5,796	$59,124	$43	$64,963	$6,797	$64,193	$-	$70,990

	Loans Outstanding
	September 30, 2016				December 31, 2015
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance

Owner occupied commercial real estate	$34,319	$1,459,218	$18,648	$1,512,185	$38,268	$1,442,024	$13,674	$1,493,966
Income producing commercial real estate	28,418	1,052,242	24,633	1,105,293	23,013	772,945	27,771	823,729
Commercial & industrial	2,515	990,788	1,047	994,350	3,339	781,423	655	785,417
Commercial construction	1,383	382,283	5,195	388,861	10,616	329,320	2,142	342,078
Residential mortgage	19,586	1,029,629	5,951	1,055,166	19,627	1,005,860	4,176	1,029,663
Home equity lines of credit	103	690,865	7,388	698,356	167	595,951	1,688	597,806
Residential construction	5,925	367,900	4,504	378,329	7,900	342,677	1,123	351,700
Consumer installment	285	126,012	171	126,468	329	114,741	41	115,111
Indirect auto	1,022	465,072	8	466,102	749	455,173	49	455,971
Total loans	$93,556	$6,564,009	$67,545	$6,725,110	$104,008	$5,840,114	$51,319	$5,995,441

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

Each quarter, management prepares an analysis of the allowance for credit losses to determine the appropriate balance that measures and quantifies the amount of probable incurred losses in the loan portfolio and unfunded loan commitments. The allowance is comprised of specific reserves on individually impaired loans, which are determined as described above, and general reserves which are determined based on historical loss experience as adjusted for current trends and economic conditions multiplied by a loss emergence period factor. Management had previously used eight quarters of historical loss experience look-back period to determine the loss factors to be used in the reserve calculation for loans evaluated in the aggregate. Beginning in the third quarter of 2016, management extended the look-back period to 17 quarters to better capture the full range of the loss cycle balanced with the availability of reliable historical data. The look-back period will be extended by one quarter each quarter going forward. Management weights each quarter in the look-back period equally to capture the full range of the cycle. Management believes the weightings are appropriate to measure the probable losses incurred within the loan portfolio.

Management calculates the loss emergence period for each pool of loans based on the weighted average length of time between the date a loan first exceeds 30 days past due and the date the loan is charged off.

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

Generally, closed-end retail loans (installment and residential mortgage loans) past due 90 cumulative days are written down to their collateral value less estimated selling costs. Open-end (revolving) unsecured retail loans which are past due 90 cumulative days from their contractual due date are generally charged-off.

The following table presents loans individually evaluated for impairment by class of loans as of the dates indicated (in thousands).

	September 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Owner occupied commercial real estate	$13,030	$12,892	$-	$14,793	$14,460	$-
Income producing commercial real estate	17,144	16,963	-	13,044	12,827	-
Commercial & industrial	473	473	-	493	469	-
Commercial construction	-	-	-	-	-	-
Total commercial	30,647	30,328	-	28,330	27,756	-
Residential mortgage	692	689	-	791	791	-
Home equity lines of credit	-	-	-	-	-	-
Residential construction	1,439	1,388	-	3,731	3,429	-
Consumer installment	-	-	-	-	-	-
Indirect auto	1,022	1,022	-	749	749	-
Total with no related allowance recorded	33,800	33,427	-	33,601	32,725	-

With an allowance recorded:
Owner occupied commercial real estate	22,096	21,427	1,212	24,043	23,808	1,465
Income producing commercial real estate	11,503	11,455	714	10,281	10,186	961
Commercial & industrial	2,218	2,042	64	2,957	2,870	280
Commercial construction	1,478	1,383	42	10,787	10,616	13
Total commercial	37,295	36,307	2,032	48,068	47,480	2,719
Residential mortgage	19,426	18,897	3,613	19,346	18,836	3,885
Home equity lines of credit	103	103	3	167	167	6
Residential construction	5,209	4,537	139	4,854	4,471	174
Consumer installment	314	285	9	354	329	13
Indirect auto	-	-	-	-	-	-
Total with an allowance recorded	62,347	60,129	5,796	72,789	71,283	6,797
Total	$96,147	$93,556	$5,796	$106,390	$104,008	$6,797

Excluding PCI loans, there were no loans more than 90 days past due and still accruing interest at September 30, 2016 or December 31, 2015. Nonaccrual loans include both homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans. United’s policy is to place loans on nonaccrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in full or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is classified on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Principal and interest payments received on a nonaccrual loan are applied to reduce the loan’s recorded investment.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered to be performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at September 30, 2016 or December 31, 2015 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms was approximately $262,000 for the three months ended September 30, 2016 and 2015 and $686,000 for the nine months ended September 30, 2016 and 2015.

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired are presented below for the periods indicated (in thousands).

	2016			2015
Three Months Ended September 30,	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received

Owner occupied commercial real estate	$33,387	$414	$414	$37,840	$484	$523
Income producing commercial real estate	28,487	375	343	20,802	265	281
Commercial & industrial	2,553	33	33	4,637	43	77
Commercial construction	1,411	26	26	12,584	116	116
Total commercial	65,838	848	816	75,863	908	997
Residential mortgage	19,653	201	196	23,176	242	197
Home equity lines of credit	103	1	1	477	5	5
Residential construction	6,115	59	60	8,560	123	123
Consumer installment	291	5	6	242	5	4
Indirect auto	959	11	11	-	-	-
Total	$92,959	$1,125	$1,090	$108,318	$1,283	$1,326

Nine Months Ended September 30,

Owner occupied commercial real estate	$31,648	$1,223	$1,249	$37,605	$1,413	$1,491
Income producing commercial real estate	28,726	943	940	21,427	805	810
Commercial & industrial	2,614	99	95	4,627	126	202
Commercial construction	1,462	70	70	12,340	349	353
Total commercial	64,450	2,335	2,354	75,999	2,693	2,856
Residential mortgage	19,860	670	664	21,955	667	633
Home equity lines of credit	103	3	3	504	15	15
Residential construction	6,372	197	203	9,294	371	381
Consumer installment	303	17	18	185	11	10
Indirect auto	871	33	33	-	-	-
Total	$91,959	$3,255	$3,275	$107,937	$3,757	$3,895

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the recorded investment in nonaccrual loans by loan class as of the dates indicated (in thousands).

	September 30,	December 31,
	2016	2015

Owner occupied commercial real estate	$6,454	$7,036
Income producing commercial real estate	949	2,595
Commercial & industrial	1,079	892
Commercial construction	98	328
Total commercial	8,580	10,851
Residential mortgage	8,152	8,555
Home equity lines of credit	1,194	851
Residential construction	2,248	1,398
Consumer installment	98	175
Indirect auto	1,300	823
Total	$21,572	$22,653

The following table presents the aging of the recorded investment in past due loans by class of loans as of the dates indicated (in thousands).

	Loans Past Due				Loans Not
As of September 30, 2016	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Past Due	PCI Loans	Total

Owner occupied commercial real estate	$2,975	$1,279	$2,291	$6,545	$1,486,992	$18,648	$1,512,185
Income producing commercial real estate	667	-	180	847	1,079,813	24,633	1,105,293
Commercial & industrial	678	681	475	1,834	991,469	1,047	994,350
Commercial construction	365	-	-	365	383,301	5,195	388,861
Total commercial	4,685	1,960	2,946	9,591	3,941,575	49,523	4,000,689
Residential mortgage	6,644	1,981	2,477	11,102	1,038,113	5,951	1,055,166
Home equity lines of credit	1,743	474	452	2,669	688,299	7,388	698,356
Residential construction	991	1,111	859	2,961	370,864	4,504	378,329
Consumer installment	648	43	8	699	125,598	171	126,468
Indirect auto	853	539	795	2,187	463,907	8	466,102
Total loans	$15,564	$6,108	$7,537	$29,209	$6,628,356	$67,545	$6,725,110

As of December 31, 2015

Owner occupied commercial real estate	$3,733	$1,686	$1,400	$6,819	$1,473,473	$13,674	$1,493,966
Income producing commercial real estate	204	1,030	621	1,855	794,103	27,771	823,729
Commercial & industrial	858	88	489	1,435	783,327	655	785,417
Commercial construction	159	-	76	235	339,701	2,142	342,078
Total commercial	4,954	2,804	2,586	10,344	3,390,604	44,242	3,445,190
Residential mortgage	5,111	1,338	3,544	9,993	1,015,494	4,176	1,029,663
Home equity lines of credit	1,118	188	287	1,593	594,525	1,688	597,806
Residential construction	2,180	239	344	2,763	347,814	1,123	351,700
Consumer installment	610	115	83	808	114,262	41	115,111
Indirect auto	611	311	561	1,483	454,439	49	455,971
Total loans	$14,584	$4,995	$7,405	$26,984	$5,917,138	$51,319	$5,995,441

As of September 30, 2016 and December 31, 2015, $5.18 million and $6.37 million, respectively, of specific reserves were allocated to customers whose loan terms have been modified in TDRs. United committed to lend additional amounts totaling up to $55,000 and $224,000 as of September 30, 2016 and December 31, 2015, respectively, to customers with outstanding loans that are classified as TDRs.

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

	September 30, 2016			December 31, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Owner occupied commercial real estate	54	$26,050	$25,560	54	$32,544	$32,058
Income producing commercial real estate	31	21,012	21,012	29	15,703	15,629
Commercial & industrial	20	1,961	1,882	26	2,955	2,870
Commercial construction	8	1,463	1,383	14	10,785	10,616
Total commercial	113	50,486	49,837	123	61,987	61,173
Residential mortgage	171	19,036	18,768	173	19,101	18,836
Home equity lines of credit	2	103	103	2	167	167
Residential construction	48	5,971	5,381	44	5,663	5,334
Consumer installment	19	306	285	22	348	329
Indirect auto	61	1,022	1,022	49	749	749
Total loans	414	$76,924	$75,396	413	$88,015	$86,588

Loans modified under the terms of a TDR during the three and nine months ended September 30, 2016 and 2015 are presented in the table below. In addition, the following table presents loans modified under the terms of a TDR that defaulted (became 90 days or more delinquent) during the periods presented and were initially restructured within one year prior to default (dollars in thousands).

	New TDRs for the Three Months Ended September 30,					New TDRs for the Nine Months Ended September 30,
		Pre- Modification Outstanding	Post- Modification Outstanding	Modified Within the Previous Twelve Months That Have Subsequently Defaulted during the Three Months Ended September 30,			Pre- Modification Outstanding	Post- Modification Outstanding	Modified Within the Previous Twelve Months That Have Subsequently Defaulted during the Nine Months Ended September 30,
2016	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Recorded Investment	Number of Contracts	Recorded Investment

Owner occupied commercial real estate	1	$1,007	$1,007	-	$-	7	$2,524	$2,524	1	$252
Income producing commercial real estate	-	-	-	-	-	-	-	-	-	-
Commercial & industrial	2	66	66	2	34	5	1,012	1,012	2	34
Commercial construction	-	-	-	-	-	-	-	-	-	-
Total commercial	3	1,073	1,073	2	34	12	3,536	3,536	3	286
Residential mortgage	7	862	807	-	-	25	3,465	3,371	1	85
Home equity lines of credit	-	-	-	-	-	1	38	38	-	-
Residential construction	2	272	272	-	-	8	766	711	-	-
Consumer installment	2	14	14	-	-	3	34	34	-	-
Indirect auto	8	226	226	-	-	26	699	699	-	-
Total loans	22	$2,447	$2,392	2	$34	75	$8,538	$8,389	4	$371

2015
Owner occupied commercial real estate	3	$667	$666	1	$178	11	$13,204	$13,159	1	$178
Income producing commercial real estate	-	-	-	-	-	3	310	310	-	-
Commercial & industrial	1	23	23	-	-	7	1,203	1,203	-	-
Commercial construction	-	-	-	-	-	1	233	233	-	-
Total commercial	4	690	689	1	178	22	14,950	14,905	1	178
Residential mortgage	10	939	939	-	-	33	3,060	3,060	-	-
Home equity lines of credit	-	-	-	-	-	1	83	74	-	-
Residential construction	1	347	347	-	-	3	510	486	-	-
Consumer installment	4	58	58	-	-	6	86	86	1	30
Indirect auto	-	-	-	-	-	-	-	-	-	-
Total loans	19	$2,034	$2,033	1	$178	65	$18,689	$18,611	2	$208

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

Consumer Purpose Loans. United applies a pass / fail grading system to all consumer purpose loans. Under the pass / fail grading system, consumer purpose loans that become past due 90 days or are in bankruptcy are classified as “fail” and all other loans are classified as “pass”. For reporting purposes, consumer purpose loans classified as “fail” are reported in the substandard column and all other consumer purpose loans are reported in the “pass” column.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Based on the most recent analysis performed, the risk category of loans by class of loans as of the dates indicated is as follows (in thousands).

				Doubtful /
As of September 30, 2016	Pass	Watch (1)	Substandard	Loss	Total

Owner occupied commercial real estate	$1,443,160	$19,613	$30,764	$-	$1,493,537
Income producing commercial real estate	1,054,769	2,622	23,269	-	1,080,660
Commercial & industrial	978,008	5,007	10,288	-	993,303
Commercial construction	381,336	1,333	997	-	383,666
Total commercial	3,857,273	28,575	65,318	-	3,951,166
Residential mortgage	1,007,944	7,470	33,801	-	1,049,215
Home equity lines of credit	685,670	26	5,272	-	690,968
Residential construction	359,126	4,871	9,828	-	373,825
Consumer installment	125,540	-	757	-	126,297
Indirect auto	463,186	-	2,908	-	466,094
Total loans, excluding PCI loans	$6,498,739	$40,942	$117,884	$-	$6,657,565

Owner occupied commercial real estate	$2,211	$3,379	$13,058	$-	$18,648
Income producing commercial real estate	12,667	10,028	1,938	-	24,633
Commercial & industrial	92	117	838	-	1,047
Commercial construction	1,594	299	3,302	-	5,195
Total commercial	16,564	13,823	19,136	-	49,523
Residential mortgage	722	666	4,563	-	5,951
Home equity lines of credit	6,419	-	969	-	7,388
Residential construction	2,588	1,281	635	-	4,504
Consumer installment	168	-	3	-	171
Indirect auto	-	-	8	-	8
Total PCI loans	$26,461	$15,770	$25,314	$-	$67,545

As of December 31, 2015

Owner occupied commercial real estate	$1,414,353	$24,175	$41,764	$-	$1,480,292
Income producing commercial real estate	771,792	4,151	20,015	-	795,958
Commercial & industrial	770,287	8,171	6,304	-	784,762
Commercial construction	335,571	3,069	1,296	-	339,936
Total commercial	3,292,003	39,566	69,379	-	3,400,948
Residential mortgage	985,109	5,070	35,308	-	1,025,487
Home equity lines of credit	589,749	24	6,345	-	596,118
Residential construction	335,341	3,813	11,423	-	350,577
Consumer installment	114,178	-	892	-	115,070
Indirect auto	453,935	-	1,987	-	455,922
Total loans, excluding PCI loans	$5,770,315	$48,473	$125,334	$-	$5,944,122

Owner occupied commercial real estate	$1,811	$6,705	$4,809	$349	$13,674
Income producing commercial real estate	9,378	5,766	12,627	-	27,771
Commercial & industrial	17	83	505	50	655
Commercial construction	1,698	6	438	-	2,142
Total commercial	12,904	12,560	18,379	399	44,242
Residential mortgage	-	410	3,766	-	4,176
Home equity lines of credit	214	-	1,474	-	1,688
Residential construction	345	39	227	512	1,123
Consumer installment	1	-	40	-	41
Indirect auto	-	-	49	-	49
Total PCI loans	$13,464	$13,009	$23,935	$911	$51,319

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

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Affected Line Item in the Statement
Comprehensive Income Components	2016	2015	2016	2015	Where Net Income is Presented

Realized gains on available-for-sale securities:
	$261	$325	$922	$1,877	Securities gains, net
	(101)	(121)	(348)	(724)	Tax expense
	$160	$204	$574	$1,153	Net of tax

Amortization of losses included in net income on available-for-sale securities transferred to held to maturity:
	$(663)	$(269)	$(1,601)	$(1,041)	Investment securities interest revenue
	237	99	596	387	Tax benefit
	$(426)	$(170)	$(1,005)	$(654)	Net of tax

Gains included in net income on derivative financial instruments accounted for as cash flow hedges:
Amortization of losses on de-designated positions	$-	$(15)	$(7)	$(93)	Deposits in banks and short-term investments interest revenue
Amortization of losses on de-designated positions	(153)	(237)	(495)	(502)	Money market deposit interest expense
Amortization of losses on de-designated positions	(313)	(298)	(924)	(835)	Federal Home Loan Bank advances interest expense
	(466)	(550)	(1,426)	(1,430)	Total before tax
	181	214	555	556	Tax benefit
	$(285)	$(336)	$(871)	$(874)	Net of tax

Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan:
Prior service cost	$(125)	$(91)	$(375)	$(274)	Salaries and employee benefits expense
Actuarial losses	(42)	(68)	(126)	(204)	Salaries and employee benefits expense
	(167)	(159)	(501)	(478)	Total before tax
	65	62	195	186	Tax benefit
	$(102)	$(97)	$(306)	$(292)	Net of tax

Total reclassifications for the period	$(653)	$(399)	$(1,608)	$(667)	Net of tax

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

During the nine months ended September 30, 2016, United accrued dividends of $21,000 on its Series H preferred stock. The Series H preferred stock was redeemed in the first quarter of 2016; accordingly, United did not accrue any dividends for the third quarter of 2016. The preferred stock dividends were subtracted from net income in order to arrive at net income available to common shareholders. During the three and nine months ended September 30, 2015, United accrued dividends of $25,000 and $42,000, respectively, on its Series H preferred stock.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income available to common shareholders	$25,874	$17,862	$73,414	$53,328

Weighted average shares outstanding:
Basic	71,556	66,294	71,992	63,297
Effect of dilutive securities
Stock options	5	6	4	5
Diluted	71,561	66,300	71,996	63,302

Net income per common share:
Basic	$.36	$.27	$1.02	$.84
Diluted	$.36	$.27	$1.02	$.84

At September 30, 2016, United had the following potentially dilutive stock options and warrants outstanding: a warrant to purchase 219,909 shares of common stock at $61.40 per share; 185,688 shares of common stock issuable upon exercise of stock options granted to employees with a weighted average exercise price of $77.63; and 674,862 shares of common stock issuable upon completion of vesting of restricted stock unit awards.

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

Derivatives designated as hedging instruments under ASC 815

		Fair Value
Interest Rate Products	Balance Sheet Location	September 30, 2016	December 31, 2015

Fair value hedge of corporate bonds	Derivative assets	$-	$31
		$-	$31

Fair value hedge of brokered CD's	Derivative liabilities	$1,070	$2,169
Fair value hedge of corporate bonds	Derivative liabilities	2,114	-
		$3,184	$2,169

Derivatives not designated as hedging instruments under ASC 815

		Fair Value
Interest Rate Products	Balance Sheet Location	September 30, 2016	December 31, 2015

Customer swap positions	Derivative assets	$16,018	$6,185
Dealer offsets to customer swap positions	Derivative assets	-	31
Mortgage banking - loan commitment	Derivative assets	1,072	188
Mortgage banking - forward sales commitment	Derivative assets	3	1
Bifurcated embedded derivatives	Derivative assets	3,793	9,230
Offsetting positions for de-designated cash flow hedges	Derivative assets	4,577	4,416
		$25,463	$20,051

Customer swap positions	Derivative liabilities	$-	$31
Dealer offsets to customer swap positions	Derivative liabilities	16,170	6,339
Risk participations	Derivative liabilities	38	-
Mortgage banking - forward sales commitment	Derivative liabilities	70	22
Dealer offsets to bifurcated embedded derivatives	Derivative liabilities	8,507	15,794
De-designated cash flow hedges	Derivative liabilities	4,579	4,470
		$29,364	$26,656

Customer swap positions are between United and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap program. United also has three interest rate swap contracts that are not designated as hedging instruments but are economic hedges of market linked brokered certificates of deposit. The market linked brokered certificates of deposit contain embedded derivatives that are bifurcated from the host instruments and marked to market through earnings. The marks on the market linked swaps and the bifurcated embedded derivatives tend to move in opposite directions with changes in 90-day LIBOR and therefore provide an economic hedge.

To accommodate customers, United occasionally enters into credit risk participation agreements with counterparty banks to accept a portion of the credit risk related to interest rate swaps. This allows customers to execute an interest rate swap with one bank while allowing for the distribution of the credit risk among participating members. Credit risk participation agreements arise when United contracts with other financial institutions, as a guarantor, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. These transactions are typically executed in conjunction with a participation in a loan with the same customer. Collateral used to support the credit risk for the underlying lending relationship is also available to offset the risk of the credit risk participation.

In addition, United originates certain residential mortgage loans with the intention of selling these loans. Between the time United enters into an interest-rate lock commitment to originate a residential mortgage loan that is to be held for sale and the time the loan is funded and eventually sold, the Company is subject to the risk of variability in market prices. United also enters into forward sale agreements to mitigate risk and to protect the expected gain on the eventual loan sale. Most of this activity is on a matched basis, with a loan sale commitment hedging a specific loan. The commitments to originate residential mortgage loans and forward loan sales commitments are freestanding derivative instruments. Beginning late in the third quarter of 2016 for newly originated mortgage loans, United began to account for the underlying loans at fair value pursuant to the fair value option, and these loans are not reflected in the table above. Fair value adjustments on these derivative instruments are recorded within mortgage loan and other related fee income in the consolidated statement of income.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cash Flow Hedges of Interest Rate Risk

At September 30, 2016 and December 31, 2015 United did not have any active cash flow hedges. Changes in United’s balance sheet composition and interest rate risk position made cash flow hedges no longer necessary as protection against rising interest rates and as a result, United de-designated its former cash flow hedges. The loss remaining in other comprehensive income on the de-designated swaps is being amortized into earnings over the original term of the swaps as the forecasted transactions that the swaps were originally designated to hedge are still expected to occur. United expects that $1.21 million will be reclassified as an increase to interest expense over the next twelve months related to these cash flow hedges.

The table below presents the effect of cash flow hedges on the consolidated statement of income for the periods indicated (in thousands).

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2016	2015	Location	2016	2015	Location	2016	2015

Three Months Ended September 30,

Interest rate swaps	$-	$-	Interest expense	$(466)	$(550)	Interest expense	$-	$-

Nine Months Ended September 30,
Interest rate swaps	$-	$(471)	Interest expense	$(1,426)	$(1,430)	Interest expense	$-	$(7)

Fair Value Hedges of Interest Rate Risk

United is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in interest rates. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in interest rates. Interest rate swaps designated as fair value hedges of brokered deposits involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate swaps designated as fair value hedges of fixed-rate investments involve the receipt of variable-rate payments from a counterparty in exchange for United making fixed-rate payments over the life of the instrument without the exchange of the underlying notional amount. At September 30, 2016, United had one interest rate swap with a notional amount of $12.8 million that was designated as a fair value hedge of interest rate risk and was a pay-variable / receive-fixed swap hedging the changes in the fair value of fixed-rate brokered time deposits resulting from changes in interest rates. Also at September 30, 2016, United had one interest rate swap with a notional of $30 million that was designated as a pay-fixed / receive-variable fair value hedge of changes in the fair value of a fixed-rate corporate bond. At December 31, 2015, United had 13 interest rate swaps with an aggregate notional amount of $156 million that were designated as fair value hedges of interest rate risk. These contracts were pay-variable / receive-fixed swaps hedging changes in the fair value of fixed-rate brokered time deposits resulting from changes in interest rates. Also at December 31, 2015, United had one interest rate swap with a notional of $30 million that was designated as a pay-fixed / receive-variable fair value hedge of changes in the fair value of a fixed-rate corporate bond.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives. During the three and nine months ended September 30, 2016, United recognized net gains of $1.51 million and $2.37 million, respectively, related to ineffectiveness in the fair value hedging relationships. The ineffectiveness gains were almost entirely offset by the write-off of unamortized prepaid broker fees that were incurred as part of the original brokered certificates of deposit.  The 2016 ineffectiveness gains mostly resulted from called hedging transactions where United was short the call option in the swap and long the call option on the hedged items (brokered certificates of deposit).  Since the instruments were called at par, the difference between the carrying amount of the swap (fair value) and the carrying amount of the hedged item (fair value) on the call date created the ineffectiveness gains.  During the three and nine months ended September 30, 2015, United recognized net gains of $14,000 and $184,000, respectively, related to ineffectiveness in the fair value hedging relationships. United also recognized net reductions of interest expense of $388,000 and $1.63 million, respectively, for the three and nine months ended September 30, 2016 and net reductions of interest expense of $1.12 million and $3.39 million, respectively, for the three and nine months ended September 30, 2015 related to United’s fair value hedges of brokered time deposits, which includes net settlements on the derivatives. United recognized reductions of interest revenue on securities during the three and nine months ended September 30, 2016 of $262,000 and $508,000, respectively, and reductions of interest revenue on securities during the three and nine months ended September 30, 2015 of $142,000 and $361,000, respectively, related to fair value hedges of corporate bonds.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the effect of derivatives in fair value hedging relationships on the consolidated statement of operations for the periods indicated (in thousands).

	Location of Gain	Amount of Gain (Loss)		Amount of Gain (Loss)
	(Loss) Recognized	Recognized in Income		Recognized in Income
	in Income on	on Derivative		on Hedged Item
	Derivative	2016	2015	2016	2015

Three Months Ended September 30,
Fair value hedges of brokered CD's	Interest expense	$(389)	$4,374	$1,945	$(4,247)
Fair value hedges of corporate bonds	Interest revenue	262	(1,365)	(307)	1,252
		$(127)	$3,009	$1,638	$(2,995)

Nine Months Ended September 30,
Fair value hedges of brokered CD's	Interest expense	$2,882	$3,599	$(268)	$(3,365)
Fair value hedges of corporate bonds	Interest revenue	(2,145)	(395)	1,896	345
		$737	$3,204	$1,628	$(3,020)

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

Credit-Risk-Related Contingent Features

United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. As of September 30, 2016, collateral totaling $32.0 million was pledged toward derivatives in a liability position.

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

Note 10 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options, restricted stock and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan). As of September 30, 2016, 2.12 million additional awards could be granted under the plan. Through September 30, 2016, incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards, base salary stock grants and performance share awards have been granted under the plan.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table shows stock option activity for the first nine months of 2016.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinisic Value ($000)

Outstanding at December 31, 2015	241,493	$89.92
Expired	(51,606)	134.83
Forfeited	(4,199)	81.21
Outstanding at September 30, 2016	185,688	77.63	2.2	$172

Exercisable at September 30, 2016	176,938	80.66	1.9	132

The fair value of each option is estimated on the date of grant using the Black-Scholes model. No stock options were granted during the nine months ended September 30, 2016 and 2015.

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

United recognized $23,000 and $28,000, respectively, in compensation expense related to stock options during the nine months ended September 30, 2016 and 2015. The amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. No options were exercised during the first nine months of 2016 or 2015.

The table below presents restricted stock units activity for the first nine months of 2016.

Restricted Stock Unit Awards	Shares	Weighted- Average Grant- Date Fair Value

Outstanding at December 31, 2015	712,667	$16.44
Granted	225,886	19.42
Vested	(223,733)	15.70
Cancelled	(39,958)	17.01
Outstanding at September 30, 2016	674,862	17.65

Compensation expense for restricted stock units is based on the fair value of restricted stock unit awards at the time of grant, which is equal to the value of United’s common stock on the date of grant. The value of restricted stock unit awards that are expected to vest is amortized into expense over the vesting period. For the nine months ended September 30, 2016 and 2015, compensation expense of $3.16 million and $3.22 million, respectively, was recognized related to restricted stock unit awards. In addition, for the nine months ended September 30, 2016 and 2015, $75,000 and $95,000, respectively, was recognized in other operating expense for restricted stock unit awards granted to members of United’s board of directors. The total intrinsic value of outstanding restricted stock unit awards was $14.2 million at September 30, 2016.

As of September 30, 2016, there was $9.39 million of unrecognized compensation cost related to non-vested stock options and restricted stock unit awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.62 years. The aggregate grant date fair value of options and restricted stock unit awards that vested during the nine months ended September 30, 2016 was $3.51 million.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 11 – Common and Preferred Stock Issued / Common Stock Issuable

United sponsors a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from United. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. In the nine months ended September 30, 2016 and 2015, 2,938 shares and 1,564 shares, respectively, were issued through the DRIP.

In addition, United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a 10% discount, with no commission charges. During the first nine months of 2016 and 2015, United issued 12,906 shares and 10,197 shares, respectively, through the ESPP.

United offers its common stock as an investment option in its deferred compensation plan. United also allows for the deferral of restricted stock unit awards. The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable. The deferred compensation plan does not allow for diversification once an election is made to invest in United’s common stock and settlement must be accomplished in shares at the time the deferral period is completed. At September 30, 2016 and December 31, 2015, 520,014 and 458,953 shares of common stock, respectively, were issuable under the deferred compensation plan.

In the first quarter of 2016, United redeemed all of its outstanding Series H preferred stock. The preferred stock was redeemed at par and did not result in any gain or loss.

In the second quarter of 2016, United amended its articles of incorporation to increase the number of authorized shares of common stock from 100 million to 150 million shares.

On March 22, 2016, United announced that its Board of Directors had authorized a new program to repurchase up to $50 million of United’s outstanding common stock through December 31, 2017. Under the program, the shares may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program depends on a number of factors, including the market price of United’s common stock, general market and economic conditions, and applicable legal requirements. During the first nine months of 2016, United repurchased 764,000 shares under the program. As of September 30, 2016, $36.3 million of United’s outstanding common stock may be repurchased under the program.

Note 12 – Income Taxes

The income tax provision for the three and nine months ended September 30, 2016 was $15.8 million and $44.7 million, respectively, which represents an effective tax rate of 37.8% for both periods. The income tax provision for the three and nine months ended September 30, 2015 was $10.9 million and $32.4 million, respectively, which represents an effective tax rate of 37.8% for both periods. At September 30, 2016 and December 31, 2015, United maintained a valuation allowance on its net deferred tax asset of $4.71 million and $4.28 million, respectively. Management assesses the valuation allowance recorded against its net deferred tax asset at each reporting period. The determination of whether a valuation allowance for its net deferred tax asset is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

United evaluated the need for a valuation allowance at September 30, 2016. Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of its net deferred tax asset will be realized based upon future taxable income. The remaining valuation allowance of $4.71 million is related to specific state income tax credits that have short carryforward periods and are expected to expire unused.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management's conclusion at September 30, 2016 that it was more likely than not that United’s net deferred tax asset of $156 million will be realized is based upon management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts that consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of its net deferred tax asset. Such an increase to the net deferred tax asset valuation allowance could have a material adverse effect on United’s financial condition and results of operations.

United is subject to income taxation in the United States and various state jurisdictions. United’s federal and state income tax returns are filed on a consolidated basis. Currently, no years for which United filed a federal income tax return are under examination by the IRS, and there are no state tax examinations currently in progress. United is no longer subject to income tax examinations from state and local income tax authorities for years before 2013. Although it is not possible to know the ultimate outcome of future examinations, management believes that the liability recorded for uncertain tax positions is appropriate. At September 30, 2016 and December 31, 2015, unrecognized income tax benefits totaled $3.79 million and $3.98 million, respectively.

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

Mortgage Loans Held for Sale

Beginning in the third quarter of 2016, United elected the fair value option for newly originated mortgage loans held for sale. United elected the fair value option for its portfolio of mortgage loans held for sale in order to reduce certain timing differences and better match changes in fair values of the loans with changes in the value of derivative instruments used to economically hedge them. The fair value of mortgage loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan (Level 2).

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

Although management has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2016, management had assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Derivatives classified as Level 3 included structured derivatives for which broker quotes, used as a key valuation input, were not observable consistent with a Level 2 disclosure. The fair value of risk participations incorporates Level 3 inputs to evaluate the likelihood of customer default. The fair value of interest rate lock commitments, which is related to mortgage loan commitments, is categorized as Level 3 based on unobservable inputs for commitments that United does not expect to fund.

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

September 30, 2016	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasuries	$144,874	$-	$-	$144,874
U.S. Government agencies	-	20,455	-	20,455
State and political subdivisions	-	64,886	-	64,886
Mortgage-backed securities	-	1,175,781	-	1,175,781
Corporate bonds	-	312,059	500	312,559
Asset-backed securities	-	495,433	-	495,433
Other	-	1,125	-	1,125
Mortgage loans held for sale	-	279	-	279
Deferred compensation plan assets	4,134	-	-	4,134
Servicing rights for government guaranteed loans	-	-	5,100	5,100
Derivative financial instruments	-	20,598	4,865	25,463

Total assets	$149,008	$2,090,616	$10,465	$2,250,089

Liabilities:
Deferred compensation plan liability	$4,134	$-	$-	$4,134
Derivative financial instruments	-	22,933	9,615	32,548

Total liabilities	$4,134	$22,933	$9,615	$36,682

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale
U.S. Treasuries	$168,706	$-	$-	$168,706
U.S. Government agencies	-	112,340	-	112,340
State and political subdivisions	-	56,268	-	56,268
Mortgage-backed securities	-	1,113,118	-	1,113,118
Corporate bonds	-	305,276	750	306,026
Asset-backed securities	-	533,242	-	533,242
Other	-	1,811	-	1,811
Deferred compensation plan assets	3,450	-	-	3,450
Servicing rights for government guaranteed loans	-	-	3,712	3,712
Derivative financial instruments	-	10,664	9,418	20,082

Total assets	$172,156	$2,132,719	$13,880	$2,318,755

Liabilities:
Deferred compensation plan liability	$3,450	$-	$-	$3,450
Derivative financial instruments	-	13,031	15,794	28,825

Total liabilities	$3,450	$13,031	$15,794	$32,275

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for the periods indicated for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	2016				2015
	Derivative Asset	Derivative Liability	Servicing rights for government guaranteed loans	Securities Available- for-Sale	Derivative Asset	Derivative Liability	Servicing rights for government guaranteed loans	Securities Available- for-Sale
Three Months Ended September 30,
Balance at beginning of period	$2,657	$7,531	$4,615	$500	$11,531	$18,261	$3,118	$750
Purchases	-	-	-	-	286	-	137	-
Additions	-	16	752	-	-	-	455	-
Sales and settlements	(204)	(483)	(126)	-	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	-	-
Amounts included in earnings - fair value adjustments	2,412	2,529	(141)	-	(4,978)	(5,461)	(379)	-
Transfers between valuation levels, net	-	22	-	-	-	-	-	-
Balance at end of period	$4,865	$9,615	$5,100	$500	$6,839	$12,800	$3,331	$750

Nine Months Ended September 30,
Balance at beginning of period	$9,418	$15,794	$3,712	$750	$12,262	$18,979	$2,551	$750
Purchases	-	-	-	-	286	-	137	-
Additions	-	16	1,852	-	-	-	1,087	-
Sales and settlements	(204)	(483)	(297)	-	-	-	-	-
Other comprehensive income	-	-	-	(250)	-	-	-	-
Amounts included in earnings - fair value adjustments	(4,349)	(5,734)	(167)	-	(5,709)	(6,179)	(444)	-
Transfers between valuation levels, net	-	22	-	-	-	-	-	-
Balance at end of period	$4,865	$9,615	$5,100	$500	$6,839	$12,800	$3,331	$750

The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis as of the dates indicated (in thousands).

	Fair Value				Weighted Average
	September 30,	December 31,	Valuation		September 30,	December 31,
Level 3 Assets	2016	2015	Technique	Unobservable Inputs	2016	2015

Servicing rights for government guaranteed loans	$5,100	$3,712	Discounted cash flow	Discount rate	12.1%	11.8%
				Prepayment rate	7.22%	6.95%

Corporate bonds	500	750	Indicative bid provided by a broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	N/A	N/A

Derivative assets - mortgage	1,072	188	Internal model	Pull through rate	75.9%	85.0%

Derivative assets - other	3,793	9,230	Dealer priced	Dealer priced	N/A	N/A

Derivative liabilities - risk participations	38	-	Internal model	Probable exposure rate	0.25%	N/A
				Probability of default rate	1.80%	N/A

Derivative liabilities - other	9,577	15,794	Dealer priced	Dealer priced	N/A	N/A

Fair Value Option

At September 30, 2016, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $279,000 and $268,000, respectively. Interest income on these loans is calculated based on the note rate of the loan and is recorded in interest revenue. During the third quarter of 2016, net gains resulting from changes in fair value of these loans of $11,000 were recorded in mortgage loan and other related fees. These changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These assets are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of all assets that were still held as of September 30, 2016 and December 31, 2015, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented (in thousands).

September 30, 2016	Level 1	Level 2	Level 3	Total
Loans	$-	$-	$7,556	$7,556

December 31, 2015
Loans	$-	$-	$7,589	$7,589

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

	Carrying	Fair Value Level
September 30, 2016	Amount	Level 1	Level 2	Level 3	Total
Assets:
Securities held to maturity	$344,917	$-	$357,550	$-	$357,550
Loans, net	6,662,149	-	-	6,620,163	6,620,163
Mortgage loans held for sale	30,535	-	31,596	-	31,596
Residential mortgage servicing rights	3,673	-	-	3,694	3,694

Liabilities:
Deposits	8,441,599	-	8,447,293	-	8,447,293
Federal Home Loan Bank advances	449,407	-	449,415	-	449,415
Long-term debt	174,959	-	-	174,946	174,946

December 31, 2015
Assets:
Securities held to maturity	$364,696	$-	$371,658	$-	$371,658
Loans, net	5,926,993	-	-	5,840,554	5,840,554
Mortgage loans held for sale	24,231	-	24,660	-	24,660
Residential mortgage servicing rights	3,370	-	-	3,521	3,521

Liabilities:
Deposits	7,873,193	-	7,881,109	-	7,881,109
Federal Home Loan Bank advances	430,125	-	430,119	-	430,119
Long-term debt	163,836	-	-	166,668	166,668

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

The following table summarizes the contractual amount of off-balance sheet instruments as of the dates indicated (in thousands).

	September 30,	December 31,
	2016	2015
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,418,846	$1,351,446
Letters of credit	19,728	23,373

United’s wholly-owned bank subsidiary, United Community Bank (the “Bank”) holds minor investments in certain limited partnerships for Community Reinvestment Act purposes. As of September 30, 2016, the Bank had invested $2.51 million in these limited partnerships and had committed to fund an additional $1.99 million related to future capital calls.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands):

	September 30,	December 31,
	2016	2015
Core deposit intangible	$51,342	$49,772
Less: accumulated amortization	(36,079)	(32,964)
Total intangibles subject to amortization, net	15,263	16,808
Goodwill	142,025	130,612
Total goodwill and other intangible assets, net	$157,288	$147,420

The following is a summary of changes in the carrying amounts of goodwill (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			Goodwill, net of			Goodwill, net of
		Accumulated	Accumulated		Accumulated	Accumulated
		Impairment	Impairment		Impairment	Impairment
2016	Goodwill	Losses	Losses	Goodwill	Losses	Losses
Balance, beginning of period	$436,902	$(305,590)	$131,312	$436,202	$(305,590)	$130,612
Acquisition of Tidelands	10,713	-	10,713	10,713	-	10,713
Measurement period adjustments	-	-	-	700	-	700
Balance, end of period	$447,615	$(305,590)	$142,025	$447,615	$(305,590)	$142,025

2015
Balance, beginning of period	$320,117	$(305,590)	$14,527	$307,099	$(305,590)	$1,509
Acquisition of Palmetto	107,923	-	107,923	107,923	-	107,923
Acquisition of MoneyTree	1,116	-	1,116	14,134	-	14,134
Balance, end of period	$429,156	$(305,590)	$123,566	$429,156	$(305,590)	$123,566

The amortization expense for intangibles subject to amortization for the three and nine months ended September 30, 2016 was $1.12 million and $3.12 million, respectively, which was recognized in operating expenses. The amortization expense for intangibles subject to amortization for the three and nine months ended September 30, 2015 was $714,000 and $1.4 million, respectively. The estimated aggregate amortization expense for future periods is as follows (in thousands):

Year
Remainder of 2016	$1,066
2017	3,413
2018	2,690
2019	2,171
2020	1,678
Thereafter	4,245
Total	$15,263

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

United is a bank holding company registered with the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the State of Georgia in 1987 and commenced operations in 1988. At September 30, 2016, United had total consolidated assets of $10.3 billion, total loans of $6.73 billion, total deposits of $8.44 billion, and shareholders’ equity of $1.08 billion.

United conducts substantially all of its operations through its wholly-owned Georgia bank subsidiary, United Community Bank (the “Bank”), which as of September 30, 2016, operated at 140 locations throughout the Atlanta-Sandy Springs-Roswell, Georgia, and Gainesville, Georgia metropolitan statistical areas, upstate and coastal South Carolina, north and coastal Georgia, western North Carolina, and east Tennessee. Also, United has a commercial loan office in Charlotte, North Carolina.

On July 1, 2016, United completed its previously announced acquisition of Tidelands Bancshares, Inc. (“Tidelands”) and its wholly-owned bank subsidiary, Tidelands Bank.  On September 1, 2015, United completed the acquisition of Palmetto Bancshares, Inc. (“Palmetto”) and its wholly-owned bank subsidiary, The Palmetto Bank. On May 1, 2015, United completed the acquisition of MoneyTree Corporation (“MoneyTree”) and its wholly-owned bank subsidiary, First National Bank. The acquired entities’ results are included in United’s consolidated results beginning on their respective acquisition dates.

United reported net income of $25.9 million, or $.36 per diluted share, for the third quarter of 2016, compared to net income of $17.9 million, or $.27 per diluted share, for the third quarter of 2015. For the nine months ended September 30, 2016, United reported net income of $73.4 million, or $1.02 per diluted share, compared to $53.4 million, or $.84 per diluted share, for the first nine months of 2015.

Net interest revenue increased to $79.0 million for the third quarter of 2016, compared to $65.4 million for the third quarter of 2015, primarily due to higher loan volume, much of which resulted from United’s acquisitions of Tidelands, Palmetto, and MoneyTree (the “Acquisitions”). Net interest margin increased to 3.34% for the three months ended September 30, 2016 from 3.26% for the same period in 2015 due to a higher yield on the investment securities portfolio and growth in the loan portfolio that led to a more favorable earning asset mix. For the nine months ended September 30, 2016, net interest revenue was $229 million and the net interest margin was 3.36% compared to net interest revenue of $184 million and net interest margin of 3.29% for the same period in 2015 primarily due to the same factors that affected the quarterly results.

United’s release of provision for credit losses was $300,000 for the third quarter of 2016, compared to provision expense of $700,000 for the third quarter of 2015. For the nine months ended September 30, 2016, United’s release of provision for credit losses was $800,000, compared to provision expense of $3.40 million for the same period in 2015. Net charge-offs for the third quarter of 2016 were $1.36 million, compared to $1.42 million for the third quarter of 2015. Recoveries of previously charged-off amounts remained at elevated levels, with third quarter 2016 being the sixth consecutive quarter of recoveries greater than $1 million.

As of September 30, 2016, United’s allowance for loan losses was $63.0 million, or .94% of loans, compared to $68.4 million, or 1.14% of loans, at December 31, 2015 reflecting continued asset quality improvement. Nonperforming assets of $30.8 million were .30% of total assets at September 30, 2016, up from .29% at December 31, 2015 due to foreclosed properties resulting from the Tidelands acquisition. During the third quarter of 2016, $6.68 million in loans were placed on nonaccrual compared with $8.92 million in the third quarter of 2015.

Fee revenue of $26.4 million for the third quarter of 2016 was up $8.06 million, or 44%, from the third quarter of 2015. Service charges and fees in the third quarter of 2016 were $10.8 million, up from $9.34 million in the third quarter of 2015 primarily due to higher deposit balances and related fees resulting from the Acquisitions. In addition, gains from the sales of government guaranteed loans increased $833,000 in the third quarter of 2016 compared to the third quarter of 2015. Mortgage fees of $6.04 million for the third quarter of 2016 increased from $3.84 million in the third quarter of 2015. The increase was due to United’s emphasis on growing its mortgage business by recruiting lenders in metropolitan markets and continued strong refinancing activity. For the first nine months of 2016, fee revenue of $68.5 million increased $17.2 million, or 34%, from the same period in 2015, primarily due to the same factors that affected the quarterly results.

For the third quarter of 2016, operating expenses of $64.0 million were up $9.75 million from the third quarter of 2015, primarily due to the addition of Tidelands and Palmetto operating expenses since acquisition. Salaries and benefits expense increased $7.14 million from a year ago mostly due to the acquisitions of Tidelands and Palmetto and investment in additional staff and new teams to expand the specialized lending area as well as higher incentive compensation in connection with increased lending activities and improvement in earnings performance. For the nine months ended September 30, 2016, operating expenses of $180 million were up $34.2 million from the same period in 2015, primarily due to the same factors that affected the quarterly results as well as increases related to the MoneyTree acquisition.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains financial information determined by methods other than in accordance with GAAP. Such non-GAAP financial information includes the following measures: taxable equivalent interest revenue, taxable equivalent net interest revenue, tangible book value per share, tangible equity to assets, tangible common equity to assets and tangible common equity to risk-weighted assets. In addition, management presents non-GAAP operating performance measures, which exclude merger-related and other charges that are not part of United’s ongoing business operations. Operating performance measures include net income – operating, net income available to common shareholders – operating, diluted net income per share – operating, return on common equity – operating, return on tangible common equity – operating, return on assets – operating, dividend payout ratio – operating and efficiency ratio – operating. Management has developed internal processes and procedures to accurately capture and account for merger-related and other charges and those charges are reviewed with the audit committee of United’s Board of Directors each quarter. Management uses these non-GAAP measures because it believes they may provide useful supplemental information for evaluating United’s operations and performance over periods of time, as well as in managing and evaluating United’s business and in discussions about United’s operations and performance. Management believes these non-GAAP measures may also provide users of United’s financial information with a meaningful measure for assessing United’s financial results and credit trends, as well as a comparison to financial results for prior periods. These non-GAAP measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP and are not necessarily comparable to other similarly titled measures used by other companies. To the extent applicable, reconciliations of these non-GAAP measures to the most directly comparable measures as reported in accordance with GAAP are included in the table on page 44.

Results of Operations

United reported net income of $25.9 million for the third quarter of 2016. This compared to net income of $17.9 million for the same period in 2015. For the third quarter of 2016, diluted earnings per common share were $.36 compared to $.27 for the third quarter of 2015. For the nine months ended June 30, 2016, United reported net income of $73.4 million compared to net income of $53.4 million for the same period in 2015.

United reported operating net income of $27.8 million and $77.8 million, respectively, for the third quarter and first nine months of 2016, compared to $21.7 million and $59.4 million, respectively, for the same periods in 2015. Operating net income excludes the effects of merger-related charges, which, net of tax, totaled $1.96 million and $4.34 million, respectively, for the three and nine months ended September 30, 2016. Merger-related charges, net of tax, totaled $3.84 million and $6.02 million, respectively, for the three and nine months ended September 30, 2015.

Table 1 - Financial Highlights
Selected Financial Information

						Third	For the Nine
	2016			2015		Quarter	Months Ended		YTD
	Third	Second	First	Fourth	Third	2016-2015	September 30,		2016-2015
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Change	2016	2015	Change
INCOME SUMMARY
Interest revenue	$85,439	$81,082	$80,721	$79,362	$70,828		$247,242	$199,170
Interest expense	6,450	6,164	5,769	5,598	5,402		18,383	15,511
Net interest revenue	78,989	74,918	74,952	73,764	65,426	21%	228,859	183,659	25%
Provision for credit losses	(300)	(300)	(200)	300	700		(800)	3,400
Fee revenue	26,361	23,497	18,606	21,284	18,297	44	68,464	51,245	34
Total revenue	105,650	98,715	93,758	94,748	83,023	27	298,123	231,504	29
Expenses	64,023	58,060	57,885	65,488	54,269	18	179,968	145,750	23
Income before income tax expense	41,627	40,655	35,873	29,260	28,754	45	118,155	85,754	38
Income tax expense	15,753	15,389	13,578	11,052	10,867	45	44,720	32,384	38
Net income	25,874	25,266	22,295	18,208	17,887	45	73,435	53,370	38
Preferred dividends	-	-	21	25	25		21	42
Net income available to common shareholders - GAAP	$25,874	$25,266	$22,274	$18,183	$17,862	45	$73,414	$53,328	38
Merger-related and other charges	3,152	1,176	2,653	9,078	5,744		6,981	8,917
Income tax benefit of merger-related and other charges	(1,193)	(445)	(1,004)	(3,486)	(1,905)		(2,642)	(2,902)
Net income available to common shareholders - operating (1)	$27,833	$25,997	$23,923	$23,775	$21,701	28	$77,753	$59,343	31

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$.36	$.35	$.31	$.25	$.27	33	$1.02	$.84	21
Diluted net income - operating (1)	.39	.36	.33	.33	.33	18	1.08	.94	15
Cash dividends declared	.08	.07	.07	.06	.06		.22	.16
Book value	15.12	14.80	14.35	14.02	13.95	8	15.12	13.95	8
Tangible book value (3)	13.00	12.84	12.40	12.06	12.08	8	13.00	12.08	8

Key performance ratios:
Return on common equity - GAAP (2)(4)	9.61%	9.54%	8.57%	7.02%	7.85%		9.25%	8.63%
Return on common equity - operating (1)(2)(4)	10.34	9.81	9.20	9.18	9.54		9.79	9.60
Return on tangible common equity - operating (1)(2)(3)(4)	12.45	11.56	10.91	10.87	10.29		11.64	10.00
Return on assets - GAAP (4)	1.00	1.04	.93	.76	.82		.99	.88
Return on assets - operating (1)(4)	1.08	1.07	1.00	.99	1.00		1.05	.98
Dividend payout ratio - GAAP	22.22	20.00	22.58	24.00	22.22		21.57	19.05
Dividend payout ratio - operating (1)	20.51	19.44	21.21	18.18	18.18		20.37	17.02
Net interest margin (fully taxable equivalent) (4)	3.34	3.35	3.41	3.34	3.26		3.36	3.29
Efficiency ratio - GAAP	60.78	59.02	61.94	68.97	64.65		60.56	61.94
Efficiency ratio - operating (1)	57.79	57.82	59.10	59.41	57.81		58.21	58.15
Average equity to average assets	10.38	10.72	10.72	10.68	10.39		10.60	10.11
Average tangible equity to average assets (3)	8.98	9.43	9.41	9.40	9.88		9.27	9.88
Average tangible common equity to average assets (3)	8.98	9.43	9.32	9.29	9.77		9.24	9.81
Tangible common equity to risk-weighted assets (3)	12.22	12.87	12.77	12.82	13.08		12.22	13.08

ASSET QUALITY
Nonperforming loans	$21,572	$21,348	$22,419	$22,653	$20,064	8	$21,572	$20,064	8
Foreclosed properties	9,187	6,176	5,163	4,883	7,669	20	9,187	7,669	20
Total nonperforming assets (NPAs)	30,759	27,524	27,582	27,536	27,733	11	30,759	27,733	11
Allowance for loan losses	62,961	64,253	66,310	68,448	69,062	(9)	62,961	69,062	(9)
Net charge-offs	1,359	1,730	2,138	1,302	1,417	(4)	5,227	4,957	5
Allowance for loan losses to loans	0.94%	1.02%	1.09%	1.14%	1.15%		0.94%	1.15%
Net charge-offs to average loans (4)	.08	.11	.14	.09	.10		.11	.13
NPAs to loans and foreclosed properties	.46	.44	.45	.46	.46		.46	.46
NPAs to total assets	.30	.28	.28	.29	.29		.30	.29

AVERAGE BALANCES ($ in millions)
Loans	$6,675	$6,151	$6,004	$5,975	$5,457	22	$6,278	$5,069	24
Investment securities	2,610	2,747	2,718	2,607	2,396	9	2,692	2,288	18
Earning assets	9,443	9,037	8,876	8,792	8,009	18	9,120	7,511	21
Total assets	10,281	9,809	9,634	9,558	8,634	19	9,909	8,093	22
Deposits	8,307	7,897	7,947	8,028	7,135	16	8,051	6,727	20
Shareholders’ equity	1,067	1,051	1,033	1,021	897	19	1,051	818	28
Common shares - basic (thousands)	71,556	72,202	72,162	72,135	66,294	8	71,992	63,297	14
Common shares - diluted (thousands)	71,561	72,207	72,166	72,140	66,300	8	71,996	63,302	14

AT PERIOD END ($ in millions)
Loans	$6,725	$6,287	$6,106	$5,995	$6,024	12	$6,725	$6,024	12
Investment securities	2,560	2,677	2,757	2,656	2,457	4	2,560	2,457	4
Total assets	10,298	9,928	9,781	9,616	9,404	10	10,298	9,404	10
Deposits	8,442	7,857	7,960	7,873	7,897	7	8,442	7,897	7
Shareholders’ equity	1,079	1,060	1,034	1,018	1,013	7	1,079	1,013	7
Common shares outstanding (thousands)	70,861	71,122	71,544	71,484	71,472	(1)	70,861	71,472	(1)

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

Table 1 (Continued) Non-GAAP Performance Measures Reconciliation
Selected Financial Information
	2016			2015		For the Nine Months Ended
	Third	Second	First	Fourth	Third	September 30,
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	2016	2015

Expense reconciliation
Expenses (GAAP)	$64,023	$58,060	$57,885	$65,488	$54,269	$179,968	$145,750
Merger-related and other charges	(3,152)	(1,176)	(2,653)	(9,078)	(5,744)	(6,981)	(8,917)
Expenses - operating	$60,871	$56,884	$55,232	$56,410	$48,525	$172,987	$136,833

Net income reconciliation
Net income (GAAP)	$25,874	$25,266	$22,295	$18,208	$17,887	$73,435	$53,370
Merger-related and other charges	3,152	1,176	2,653	9,078	5,744	6,981	8,917
Income tax benefit of merger-related and other charges	(1,193)	(445)	(1,004)	(3,486)	(1,905)	(2,642)	(2,902)
Net income - operating	$27,833	$25,997	$23,944	$23,800	$21,726	$77,774	$59,385

Net income available to common shareholders reconciliation
Net income available to common shareholders (GAAP)	$25,874	$25,266	$22,274	$18,183	$17,862	$73,414	$53,328
Merger-related and other charges	3,152	1,176	2,653	9,078	5,744	6,981	8,917
Income tax benefit of merger-related and other charges	(1,193)	(445)	(1,004)	(3,486)	(1,905)	(2,642)	(2,902)
Net income available to common shareholders - operating	$27,833	$25,997	$23,923	$23,775	$21,701	$77,753	$59,343

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$.36	$.35	$.31	$.25	$.27	$1.02	$.84
Merger-related and other charges	.03	.01	.02	.08	.06	-	.10
Diluted income per common share - operating	$.39	$.36	$.33	$.33	$.33	$1.02	$.94

Book value per common share reconciliation
Book value per common share (GAAP)	$15.12	$14.80	$14.35	$14.02	$13.95	$15.12	$13.95
Effect of goodwill and other intangibles	(2.12)	(1.96)	(1.95)	(1.96)	(1.87)	(2.12)	(1.87)
Tangible book value per common share	$13.00	$12.84	$12.40	$12.06	$12.08	$13.00	$12.08

Return on tangible common equity reconciliation
Return on common equity (GAAP)	9.61%	9.54%	8.57%	7.02%	7.85%	9.25%	8.63%
Merger-related and other charges	.73	.27	.63	2.16	1.69	.54	.97
Return on common equity - operating	10.34	9.81	9.20	9.18	9.54	9.79	9.60
Effect of goodwill and other intangibles	2.11	1.75	1.71	1.69	.75	1.85	.40
Return on tangible common equity - operating	12.45%	11.56%	10.91%	10.87%	10.29%	11.64%	10.00%

Return on assets reconciliation
Return on assets (GAAP)	1.00%	1.04%	.93%	.76%	.82%	.99%	.88%
Merger-related and other charges	.08	.03	.07	.23	.18	.06	.10
Return on assets - operating	1.08%	1.07%	1.00%	.99%	1.00%	1.05%	.98%

Dividend payout ratio reconciliation
Dividend payout ratio (GAAP)	22.22%	20.00%	22.58%	24.00%	22.22%	21.57%	19.05%
Merger-related and other charges	(1.71)	(.56)	(1.37)	(5.82)	(4.04)	(1.20)	(2.03)
Dividend payout ratio - operating	20.51%	19.44%	21.21%	18.18%	18.18%	20.37%	17.02%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	60.78%	59.02%	61.94%	68.97%	64.65%	60.56%	61.94%
Merger-related and other charges	(2.99)	(1.20)	(2.84)	(9.56)	(6.84)	(2.35)	(3.79)
Efficiency ratio - operating	57.79%	57.82%	59.10%	59.41%	57.81%	58.21%	58.15%

Average equity to assets reconciliation
Equity to assets (GAAP)	10.38%	10.72%	10.72%	10.68%	10.39%	10.60%	10.11%
Effect of goodwill and other intangibles	(1.40)	(1.29)	(1.31)	(1.28)	(.51)	(1.33)	(.23)
Tangible equity to assets	8.98	9.43	9.41	9.40	9.88	9.27	9.88
Effect of preferred equity	-	-	(.09)	(.11)	(.11)	(.03)	(.07)
Tangible common equity to assets	8.98%	9.43%	9.32%	9.29%	9.77%	9.24%	9.81%

Tangible common equity to risk-weighted assets reconciliation
Tier 1 capital ratio (Regulatory)	11.04%	11.44%	11.32%	11.45%	11.40%	11.04%	11.40%
Effect of other comprehensive income	-	(.06)	(.25)	(.38)	(.23)	-	(.23)
Effect of deferred tax limitation	1.50	1.63	1.85	2.05	2.24	1.50	2.24
Effect of trust preferred	(.26)	(.08)	(.08)	(.08)	(.08)	(.26)	(.08)
Effect of preferred equity	-	-	-	(.15)	(.15)	-	(.15)
Basel III intangibles transition adjustment	(.06)	(.06)	(.07)	(.10)	(.13)	(.06)	(.13)
Basel III disallowed investments	-	-	-	.03	.03	-	.03
Tangible common equity to risk-weighted assets	12.22%	12.87%	12.77%	12.82%	13.08%	12.22%	13.08%

Net Interest Revenue

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. United actively manages its balance sheet to provide optimal levels of revenue while balancing interest rate, credit and liquidity risks. Net interest revenue for the third quarter of 2016 was $79.0 million. Taxable equivalent net interest revenue for the third quarter of 2016 was $79.2 million, which represents an increase of $13.5 million from the same period in 2015. The combination of the larger earning asset base from the acquisitions of Tidelands and Palmetto and growth in the loan portfolio were responsible for the increase in net interest revenue. United continues to focus on loan and deposit pricing in an effort to maintain a steady level of net interest revenue. The acquisition of Tidelands on July 1, 2016 and Palmetto on September 1, 2015 contributed to the increase as the acquired entities’ results are included in consolidated results beginning on the acquisition date.

Average loans increased $1.22 billion, or 22%, from the third quarter of last year, while the yield on loans decreased two basis points, reflecting ongoing pricing pressure on new and renewed loans.

Average interest-earning assets for the third quarter of 2016 increased $1.43 billion, or 18%, from the third quarter of 2015, which was due primarily to the increase in loans, including the acquisition of Tidelands and Palmetto loans. Average investment securities for the third quarter of 2016 increased $221 million from a year ago, partially due to the Tidelands and Palmetto acquisitions. The average yield on the taxable investment portfolio increased 23 basis points from a year ago, primarily due to the impact of higher short-term interest rates on the floating rate portion of United’s securities portfolio as well as accelerated discount accretion on called agency bonds and higher yields on fixed rate investments.

Average interest-bearing liabilities of $6.62 billion for the third quarter of 2016 increased $951 million from the third quarter of 2015. Average noninterest bearing deposits increased $518 million from the third quarter of 2015 to $2.49 billion for the third quarter of 2016. The average cost of interest-bearing liabilities for the third quarter of 2016 was .39% compared to .38% for the same period in 2015, reflecting greater use of borrowed funds to fund balance sheet growth. Also contributing to the overall higher rate on interest-bearing liabilities was a higher average rate on money market deposits and a higher average rate on brokered time deposits.

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

For the third quarters of 2016 and 2015, the net interest spread was 3.22% and 3.15%, respectively, while the net interest margin was 3.34% and 3.26%, respectively. The increase in both ratios reflects the impact of higher short-term interest rates on floating-rate loans and securities, while deposit pricing increased slightly from the prior year. Additionally, United was able to improve its overall yield on interest-earning assets through growth in the loan portfolio, which had a positive impact on the composition of interest-earning assets, and higher yields on fixed rate investments.

For the first nine months of 2016, net interest revenue was $229 million, an increase of $45.2 million, or 25%, from the first nine months of 2015. Similarly, fully taxable equivalent net interest revenue for the first nine months of 2016 was $230 million, an increase of $45.0 million, or 24%, from the first nine months of 2015. Average earning assets increased $1.61 billion, or 21%, during the first nine months of 2016 compared to the same period a year ago, primarily due to loan growth, both organic and acquisition-related. The yield on earning assets increased seven basis points to 3.63% in the first nine months of 2016 despite a four basis point decrease in loan yield. The lower loan portfolio yield reflects competitive pricing pressure on new and renewed loans and a shift in loan mix to more floating rate loans. Investment yield increased 24 basis points for the first nine months of 2016 compared to the same period in 2015, which helped offset some of the decrease in loan yield. The rate on interest-bearing liabilities over the same period remained flat. The higher yield on interest-earning assets combined with the unchanged cost of interest-bearing liabilities resulted in a seven basis point increase in the net interest margin from the first nine months of 2015 to the first nine months of 2016.

The following tables show the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the periods indicated.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended September 30,
	2016			2015
	Average		Avg.	Average		Avg.
(dollars in thousands, fully taxable equivalent (FTE))	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$6,675,328	$69,427	4.14%	$5,457,158	$57,258	4.16%
Taxable securities (3)	2,588,037	15,284	2.36	2,367,417	12,624	2.13
Tax-exempt securities (FTE) (1)(3)	22,113	219	3.96	28,889	290	4.02
Federal funds sold and other interest-earning assets	157,972	754	1.91	155,957	948	2.43

Total interest-earning assets (FTE)	9,443,450	85,684	3.61	8,009,421	71,120	3.53
Non-interest-earning assets:
Allowance for loan losses	(63,874)			(71,090)
Cash and due from banks	100,775			80,678
Premises and equipment	198,234			179,463
Other assets (3)	602,690			435,060
Total assets	$10,281,275			$8,633,532

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,744,473	452	.10	$1,491,801	337	.09
Money market	1,997,165	1,347	.27	1,737,740	981	.22
Savings	537,447	43	.03	386,254	25	.03
Time	1,375,706	833	.24	1,277,829	1,155	.36
Brokered time deposits	162,255	(166)	(.41)	268,716	(325)	(.48)
Total interest-bearing deposits	5,817,046	2,509	.17	5,162,340	2,173	.17

Federal funds purchased and other borrowings	42,234	98	.92	72,909	99	.54
Federal Home Loan Bank advances	583,312	1,015	.69	281,429	461	.65
Long-term debt	177,333	2,828	6.34	152,105	2,669	6.96
Total borrowed funds	802,879	3,941	1.95	506,443	3,229	2.53

Total interest-bearing liabilities	6,619,925	6,450	.39	5,668,783	5,402	.38
Non-interest-bearing liabilities:
Non-interest-bearing deposits	2,490,019			1,972,291
Other liabilities	103,859			95,342
Total liabilities	9,213,803			7,736,416
Shareholders' equity	1,067,472			897,116
Total liabilities and shareholders' equity	$10,281,275			$8,633,532

Net interest revenue (FTE)		$79,234			$65,718
Net interest-rate spread (FTE)			3.22%			3.15%

Net interest margin (FTE) (4)			3.34%			3.26%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.
(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $30.4 million in 2016 and $8.56 million in 2015 are included in other assets for purposes of this presentation.
(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Nine Months Ended September 30,
	2016			2015
	Average		Avg.	Average		Avg.
(dollars in thousands, fully taxable equivalent (FTE))	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$6,277,972	$196,956	4.19%	$5,069,270	$160,204	4.23%
Taxable securities (3)	2,665,272	47,590	2.38	2,263,907	36,380	2.14
Tax-exempt securities (FTE) (1)(3)	26,415	735	3.71	23,649	845	4.76
Federal funds sold and other interest-earning assets	150,146	2,719	2.41	154,392	2,734	2.36

Total interest-earning assets (FTE)	9,119,805	248,000	3.63	7,511,218	200,163	3.56
Non-interest-earning assets:
Allowance for loan losses	(66,142)			(71,425)
Cash and due from banks	93,802			78,948
Premises and equipment	187,019			169,037
Other assets (3)	574,870			405,101
Total assets	$9,909,354			$8,092,879

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,795,372	1,381	.10	$1,462,344	1,079	.10
Money market	1,901,903	3,661	.26	1,605,098	2,460	.20
Savings	505,337	102	.03	340,878	71	.03
Time	1,280,503	2,325	.24	1,253,047	3,816	.41
Brokered time deposits	194,199	(273)	(.19)	272,688	(982)	(.48)
Total interest-bearing deposits	5,677,314	7,196	.17	4,934,055	6,444	.17

Federal funds purchased and other borrowings	29,427	278	1.26	52,385	279	.71
Federal Home Loan Bank advances	506,524	2,731	.72	270,260	1,307	.65
Long-term debt	168,955	8,178	6.47	131,338	7,481	7.62
Total borrowed funds	704,906	11,187	2.12	453,983	9,067	2.67

Total interest-bearing liabilities	6,382,220	18,383	.38	5,388,038	15,511	.38
Non-interest-bearing liabilities:
Non-interest-bearing deposits	2,374,076			1,793,181
Other liabilities	102,421			93,218
Total liabilities	8,858,717			7,274,437
Shareholders' equity	1,050,637			818,442
Total liabilities and shareholders' equity	$9,909,354			$8,092,879

Net interest revenue (FTE)		$229,617			$184,652
Net interest-rate spread (FTE)			3.25%			3.18%

Net interest margin (FTE) (4)			3.36%			3.29%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.
(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $15.1 million in 2016 and $12.7 million in 2015 are included in other assets for purposes of this presentation.
(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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

Table 4 - Change in Interest Revenue and Expense
(in thousands)

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	Compared to 2015			Compared to 2015
	Increase (decrease)			Increase (decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans (FTE)	$12,674	$(505)	$12,169	$37,928	$(1,176)	$36,752
Taxable securities	1,235	1,425	2,660	6,890	4,320	11,210
Tax-exempt securities (FTE)	(67)	(4)	(71)	91	(201)	(110)
Federal funds sold and other interest-earning assets	12	(206)	(194)	(76)	61	(15)
Total interest-earning assets (FTE)	13,854	710	14,564	44,833	3,004	47,837

Interest-bearing liabilities:
NOW accounts	62	53	115	255	47	302
Money market accounts	159	207	366	504	697	1,201
Savings deposits	11	7	18	33	(2)	31
Time deposits	83	(405)	(322)	82	(1,573)	(1,491)
Brokered deposits	114	45	159	227	482	709
Total interest-bearing deposits	429	(93)	336	1,101	(349)	752
Federal funds purchased & other borrowings	(53)	52	(1)	(156)	155	(1)
Federal Home Loan Bank advances	524	30	554	1,259	165	1,424
Long-term debt	417	(258)	159	1,932	(1,235)	697
Total borrowed funds	888	(176)	712	3,035	(915)	2,120
Total interest-bearing liabilities	1,317	(269)	1,048	4,136	(1,264)	2,872

Increase in net interest revenue (FTE)	$12,537	$979	$13,516	$40,697	$4,268	$44,965

Provision for Credit Losses

The provision for credit losses is based on management’s evaluation of probable incurred losses in the loan portfolio and corresponding analysis of the allowance for credit losses at quarter-end. The release of provision for credit losses was $300,000 for the third quarter of 2016, compared to a release of $300,000 in the second quarter of 2016 and provision expense of $700,000 for the third quarter of 2015. The provision for credit losses for the nine months ended September 30, 2016 and 2015 was a release of provision of $800,000 and provision expense of $3.40 million, respectively. The amount of provision recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, sufficient to cover incurred losses in the loan portfolio. The third quarter 2016 release of provision was due to ongoing improvement in the historical loss experience factors used to determine the amount of the required allowance for loan losses. The improvement for the year-to-date period reflects overall improvement in a number of troubled debt restructurings (“TDRs”) as well as continued strong credit quality and a low overall level of net charge-offs. For the three months ended September 30, 2016, net loan charge-offs as an annualized percentage of average outstanding loans were .08% compared to .10% for the same period in 2015.

The allowance for unfunded commitments represents probable incurred losses on unfunded loan commitments that are expected to result in outstanding loan balances. The allowance for unfunded loan commitments was established through the provision for credit losses.

Additional discussion on credit quality and the allowance for loan losses is included in the “Asset Quality and Risk Elements” section of this report on page 53.

Fee Revenue

Fee revenue for the three and nine months ended September 30, 2016 was $26.4 million and $68.5 million, respectively, an increase of $8.06 million, or 44%, compared to the third quarter of 2015 and an increase of $17.2 million, or 34%, compared to the first nine months of 2015. The following table presents the components of fee revenue for the periods indicated.

Table 5 - Fee Revenue

(in thousands)

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent

Overdraft fees	$3,648	$3,303	$345	10	$10,338	$8,631	$1,707	20
ATM and debit card interchange fees	5,283	4,364	919	21	15,589	12,222	3,367	28
Other service charges and fees	1,888	1,668	220	13	5,533	4,472	1,061	24
Service charges and fees	10,819	9,335	1,484	16	31,460	25,325	6,135	24
Mortgage loan and related fees	6,039	3,840	2,199	57	13,776	10,302	3,474	34
Brokerage fees	1,199	1,200	(1)	-	3,369	3,983	(614)	(15)
Gains on sales of government guaranteed loans	2,479	1,646	833	51	6,517	4,281	2,236	52
Customer derivatives	1,446	418	1,028		3,283	1,314	1,969
Securities gains, net	261	325	(64)		922	1,877	(955)
Losses from prepayment of debt	-	(256)	256		-	(1,294)	1,294
Other	4,118	1,789	2,329		9,137	5,457	3,680
Total fee revenue	$26,361	$18,297	$8,064	44	$68,464	$51,245	$17,219	34

Service charges and fees of $10.8 million and $31.5 million for the third quarter and first nine months of 2016 were up $1.48 million, or 16%, from the third quarter of 2015 and $6.14 million, or 24%, from the first nine months of 2015. Overdraft, ATM and debit card, and other service charges and fees increased year over year based on increased deposit balances driven primarily by the Acquisitions.

Mortgage loan and related fees for the third quarter and first nine months of 2016 were up $2.20 million, or 57%, and $3.47 million, or 34%, respectively, from the same periods in 2015. The increase reflects United’s focus on growing the mortgage business by recruiting new mortgage lenders in key metropolitan markets and an increase in purchase and refinancing activity. In the third quarter of 2016, United closed 904 loans totaling $194 million compared with 711 loans totaling $141 million in the third quarter of 2015. Year-to-date mortgage production in 2016 amounted to 2,407 loans totaling $522 million, compared to 1,849 loans totaling $357 million for the same period in 2015. United had $99.7 million and $292 million, respectively, in home purchase mortgage originations in the third quarter and first nine months of 2016, compared with $80.1 million and $191 million for the same periods a year ago. The volume of home purchase mortgages in the third quarter of 2016 was 51% compared with 62% in the third quarter of 2015.

Brokerage fees in the third quarter of 2016 were flat compared to the third quarter of 2015, while brokerage fees in the first nine months of 2016 were down $614,000, or 15%, from the same period in 2015, reflecting weak market activity and changes in industry practices in advance of the United States Department of Labor’s new fiduciary rule that becomes effective in April 2017.

In the third quarter and first nine months of 2016, United realized $2.48 million and $6.52 million, respectively, in gains from the sales of the guaranteed portion of Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) loans, compared to $1.65 million and $4.28 million, respectively, in the same periods of 2015. United’s SBA/USDA lending strategy includes selling a portion of the loan production each quarter. United retains the servicing rights on the sold loans and earns a fee for servicing the loans. In the third quarter and first nine months of 2016, United sold the guaranteed portion of loans in the amount of $32.2 million and $78.6 million, respectively, compared to $17.8 million and $45.6 million, respectively, for the same periods a year ago. The year over year increase also reflects the maturation of United’s SBA construction portfolio that continues to expand.

Customer derivative fees were up $1.03 million and $1.97 million, respectively, from the third quarter and first nine months of 2015 due to an increase in customer demand for this product as commercial customers sought to lock in low fixed rates on their loans.

United realized net securities gains of $261,000 and $922,000, respectively, in the third quarter and first nine months of 2016 compared with securities gains of $325,000 and $1.88 million, respectively, in the third quarter and first nine months of 2015. In the third quarter and first nine months of 2015, United incurred $256,000 and $1.29 million, respectively, in charges from the prepayment of debt. The securities gains and prepayment charges in 2015 were mostly offsetting and were part of the same overall balance sheet management activities that were intended to lower the overall cost of wholesale borrowings going forward.

Other fee revenue was up $2.33 million and $3.68 million, respectively, for the third quarter and first nine months of 2016 compared to the same periods in 2015. The increase reflects growth across all categories of miscellaneous fee revenue sources as well as a $638,000 vendor payment for disputed trust fees in the second quarter of 2016.

Operating Expenses

The following table presents the components of operating expenses for the periods indicated.

Table 6 - Operating Expenses

(in thousands)

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2016	2015	Amount	Percent	2016	2015	Amount	Percent

Salaries and employee benefits	$36,478	$29,342	$7,136	24	$103,112	$83,749	$19,363	23
Communications and equipment	4,919	3,963	956	24	13,602	10,538	3,064	29
Occupancy	5,132	4,013	1,119	28	14,393	10,706	3,687	34
Advertising and public relations	1,088	812	276	34	3,275	2,689	586	22
Postage, printing and supplies	1,451	1,049	402	38	4,029	2,980	1,049	35
Professional fees	3,160	2,668	492	18	9,049	6,844	2,205	32
FDIC assessments and other regulatory charges	1,412	1,136	276	24	4,453	3,643	810	22
Amortization of intangibles	1,119	714	405	57	3,116	1,403	1,713	122
Other	6,112	4,828	1,284	27	17,958	14,281	3,677	26
Total excluding merger-related and other charges	60,871	48,525	12,346	25	172,987	136,833	36,154	26
Merger-related charges	3,152	5,744	(2,592)		6,981	8,917	(1,936)
Total operating expenses	$64,023	$54,269	$9,754	18	$179,968	$145,750	$34,218	23

Operating expenses for the third quarter of 2016 totaled $64.0 million, up $9.75 million, or 18%, from the third quarter of 2015. For the nine months ended September 30, 2016, operating expenses totaled $180 million, an increase of $34.2 million, or 23%, from the same period in 2015. The increase mostly reflects the inclusion of the operating expenses of the Acquisitions, higher salaries and employee benefits expense resulting from investing in specialized lending areas and other strategic hiring and merger-related charges.

Salaries and employee benefits for the third quarter of 2016 were $36.5 million, up $7.14 million, or 24%, from the third quarter of 2015. The increase was due to a number of factors including investments in additional staff and new teams to expand specialized lending and other key areas and additional staff resulting from the Tidelands and Palmetto acquisitions. For the first nine months of 2016, salaries and employee benefits of $103 million were up $19.4 million, or 23%, from the same period in 2015. Full time equivalent headcount totaled 1,939 at September 30, 2016, up 63 from 1,876 at September 30, 2015, reflecting the addition of Tidelands personnel.

Professional fees for the third quarter of 2016 of $3.16 million were up $492,000, or 18%, from the third quarter of 2015. For the first nine months of 2016, professional fees of $9.05 million were up $2.21 million, or 32%, from the same period in 2015. The increase was due primarily to compliance projects and process improvement projects to improve operating efficiency.

Amortization of intangibles of $1.12 million and $3.12 million in the third quarter and first nine months of 2016 increased relative to the same periods in 2015 due to the addition of core deposit intangibles related to the Acquisitions.

In the third quarter and first nine months of 2016, merger-related charges of $3.15 million and $6.98 million, respectively, consisted primarily of severance, conversion costs, and legal and professional fees. Merger-related charges of $5.74 million and $8.92 million, respectively, in the third quarter and first nine months of 2015 related to the Palmetto and MoneyTree acquisitions and consisted primarily of severance, conversion costs, and legal and professional fees.

Other expense of $6.11 million for the third quarter of 2016 increased $1.28 million, or 27%, from the third quarter of 2015. Year-to-date, other expenses of $18.0 million increased $3.68 million, or 26%, from the first nine months of 2015. The increase for both periods was primarily due to higher lending support costs due to increased lending activity, higher ATM and internet banking costs due to higher volume, and higher servicing costs on United’s indirect auto loan portfolio due to growth in that portfolio. The increase in the expense categories not specifically mentioned is primarily due to the 2015 acquisitions.

Income Taxes

The income tax provision for the third quarter and first nine months of 2016 were $15.8 million and $44.7 million, respectively, as compared with $10.9 million and $32.4 million, respectively, for the same periods in 2015. The income tax provision represents an effective tax rate of 37.8% for both periods of 2016 and 37.8% for both periods of 2015. At September 30, 2016 and December 31, 2015, United maintained a valuation allowance on its net deferred tax asset of $4.71 million and $4.28 million, respectively. Management assesses the valuation allowance recorded against its net deferred tax asset at each reporting period. The determination of whether a valuation allowance for its net deferred tax asset is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

United evaluated the need for a valuation allowance at September 30, 2016. Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of its net deferred tax asset will be realized based upon future taxable income. The remaining valuation allowance of $4.71 million is related to specific state income tax credits that have short carryforward periods and are expected to expire unused.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management's conclusion at September 30, 2016 that it was more likely than not that United’s net deferred tax asset of $156 million will be realized is based upon management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts that consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, the valuation allowance may need to be increased for some or all of its net deferred tax asset. Such an increase to the net deferred tax asset valuation allowance could have a material adverse effect on United’s financial condition and results of operations.

United is subject to income taxation in the United States and various state jurisdictions. United’s federal and state income tax returns are filed on a consolidated basis. Currently, no years for which United filed a federal income tax return are under examination by the IRS, and there are no state tax examinations currently in progress. United is no longer subject to income tax examinations from state and local income tax authorities for years before 2013. Although it is not possible to know the ultimate outcome of future examinations, management believes that the liability recorded for uncertain tax positions is appropriate.

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

Balance Sheet Review

Total assets at September 30, 2016 and December 31, 2015 were $10.3 billion and $9.62 billion, respectively. Average total assets for the third quarter of 2016 were $10.3 billion, up from $8.63 billion in the third quarter of 2015.

The following table presents a summary of the loan portfolio.

Table 7 - Loans Outstanding

(in thousands)

	September 30,	December 31,
	2016	2015
By Loan Type
Owner occupied commercial real estate	$1,512,185	$1,493,966
Income producing commercial real estate	1,105,293	823,729
Commercial & industrial	994,350	785,417
Commercial construction	388,861	342,078
Total commercial	4,000,689	3,445,190
Residential mortgage	1,055,166	1,029,663
Home equity lines of credit	698,356	597,806
Residential construction	378,329	351,700
Consumer installment	126,468	115,111
Indirect auto	466,102	455,971
Total loans	$6,725,110	$5,995,441

As a percentage of total loans:
Owner occupied commercial real estate	22%	25%
Income producing commercial real estate	16	14
Commercial & industrial	15	13
Commercial construction	6	6
Total commercial	59	58
Residential mortgage	16	17
Home equity lines of credit	10	10
Residential construction	6	6
Consumer installment	2	2
Indirect auto	7	7
Total	100%	100%

By Geographic Location
North Georgia	$1,110,024	$1,125,123
Atlanta MSA	1,331,610	1,259,377
North Carolina	548,152	548,591
Coastal Georgia	565,380	536,598
Gainesville MSA	236,375	254,016
East Tennessee	505,678	504,277
South Carolina	1,198,731	819,560
Specialized Lending	763,058	491,928
Indirect Auto	466,102	455,971
Total loans	$6,725,110	$5,995,441

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, South Carolina and Tennessee, including customers who have a seasonal residence in United’s market areas, except for specific specialized lending strategies such as SBA and franchise lending. More than 76% of the loans are secured by real estate. Total loans averaged $6.68 billion in the third quarter of 2016, compared with $5.46 billion in the third quarter of 2015, an increase of 22% primarily due to the acquisitions of Tidelands and Palmetto. At September 30, 2016, total loans were $6.73 billion, an increase of $730 million, or 12%, from December 31, 2015.

United’s home equity lines generally require the payment of interest only for a set period after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both principal and interest. At September 30, 2016 and December 31, 2015, the funded portion of home equity lines totaled $698 million and $598 million, respectively. Excluding Tidelands home equity lines for which this data is not yet available, approximately 3% of the home equity lines at September 30, 2016 were amortizing. Of the $698 million in balances outstanding at September 30, 2016, $423 million, or 61%, were secured by first liens. At September 30, 2016, 58% of the total available home equity lines were drawn upon.

United monitors the performance of its home equity loans and lines secured by second liens similar to other consumer loans and utilizes assumptions specific to these loans in determining the necessary allowance. United also receives notification when the first lien holder is in the process of foreclosure and upon that notification, United reviews current valuations to determine if any charge-offs are warranted and whether it is in United’s best interest to pay off the first lien creditor.

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

The table below presents performing classified loans for the last five quarters.

Table 8 - Performing Classified Loans

(in thousands)

	September 30,	June 30,	March 31,	December 31,	September 30,
	2016	2016	2016	2015	2015
By Category
Owner occupied commercial real estate	$37,368	$32,829	$32,916	$39,886	$42,409
Income producing commercial real estate	24,258	27,631	29,984	30,047	29,856
Commercial & industrial	10,047	9,378	9,156	5,967	6,200
Commercial construction	4,201	1,691	1,327	1,406	2,877
Total commercial	75,874	71,529	73,383	77,306	81,342
Residential mortgage	30,212	32,025	32,547	30,519	35,849
Home equity	5,047	5,430	6,127	6,968	6,615
Residential construction	8,215	7,317	6,838	10,764	10,180
Consumer installment	662	681	662	757	787
Indirect auto	1,616	1,534	1,513	1,213	1,265
Total	$121,626	$118,516	$121,070	$127,527	$136,038

By Market
North Georgia	$40,231	$38,953	$36,692	$46,668	$50,695
Atlanta MSA	19,040	20,213	21,075	25,723	28,390
North Carolina	12,179	13,792	13,757	14,087	13,914
Coastal Georgia	5,247	5,999	6,882	5,187	6,977
Gainesville MSA	540	427	462	566	597
East Tennessee	9,383	9,126	9,699	9,522	7,369
South Carolina	33,218	27,086	30,280	23,620	25,873
Specialized lending	172	1,386	710	941	958
Indirect auto	1,616	1,534	1,513	1,213	1,265
Total loans	$121,626	$118,516	$121,070	$127,527	$136,038

At September 30, 2016, performing classified loans totaled $122 million and increased $3.11 million from the prior quarter-end, and decreased $14.4 million from a year ago. Performing classified loans reflect a general downward trend, offset by the Acquisitions in 2016 and 2015. The increase in performing classified loans in South Carolina in the third quarter of 2016 was attributable to the Tidelands acquisition.

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

The following table presents a summary of the changes in the allowance for credit losses for the periods indicated.

Table 9 - Allowance for Credit Losses

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Allowance for loan losses at beginning of period	$64,253	$70,129	$68,448	$71,619
Charge-offs:
Owner occupied commercial real estate	276	463	1,288	1,194
Income producing commercial real estate	201	126	544	448
Commercial & industrial	850	508	1,645	1,139
Commercial construction	14	80	325	249
Residential mortgage	253	848	1,489	2,535
Home equity lines of credit	321	413	1,513	834
Residential construction	269	50	598	1,689
Consumer installment	426	496	1,295	1,171
Indirect auto	354	175	953	433
Total loans charged-off	2,964	3,159	9,650	9,692
Recoveries:
Owner occupied commercial real estate	108	228	251	317
Income producing commercial real estate	44	231	199	588
Commercial & industrial	398	319	1,302	1,236
Commercial construction	100	21	102	72
Residential mortgage	508	415	866	899
Home equity lines of credit	54	120	361	160
Residential construction	134	174	575	645
Consumer installment	190	221	625	784
Indirect auto	69	13	142	34
Total recoveries	1,605	1,742	4,423	4,735
Net charge-offs	1,359	1,417	5,227	4,957
(Release of) provision for loan losses	67	350	(260)	2,400

Allowance for loan losses at end of period	$62,961	$69,062	$62,961	$69,062

Allowance for unfunded commitments at beginning of period	$2,369	$2,580	$2,542	$1,930
(Release of) provision for losses on unfunded commitments	(367)	350	(540)	1,000
Allowance for unfunded commitments at end of period	2,002	2,930	2,002	2,930
Allowance for credit losses	$64,963	$71,992	$64,963	$71,992

Total loans:
At period-end	$6,725,110	$6,023,585	$6,725,110	$6,023,585
Average	6,675,328	5,457,158	6,277,972	5,069,270

Allowance for loan losses as a percentage of period-end loans	0.94%	1.15%	0.94%	1.15

As a percentage of average loans (annualized):
Net charge-offs	.08	.10	.11	.13
(Release of) provision for loan losses	.00	.03	(.01)	.06

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

The allowance for credit losses, which includes a portion related to unfunded commitments, totaled $65.0 million at September 30, 2016, compared with $71.0 million at December 31, 2015. At September 30, 2016, the allowance for loan losses was $63.0 million, or .94% of loans, compared with $68.4 million, or 1.14% of total loans, at December 31, 2015.

Management believes that the allowance for credit losses at September 30, 2016 reflects the probable incurred losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if management’s assessment of loan quality or collateral values change substantially with respect to one or more loan relationships or portfolios. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for credit losses in future periods if, in their opinion, the results of their review warrant such additions. See the “Critical Accounting Policies” section for additional information on the allowance for loan losses.

Nonperforming Assets

The table below summarizes nonperforming assets.

Table 10 - Nonperforming Assets

(in thousands)

	September 30,	December 31,
	2016	2015
Nonperforming loans	$21,572	$22,653
Foreclosed properties (OREO)	9,187	4,883

Total nonperforming assets	$30,759	$27,536

Nonperforming loans as a percentage of total loans	.32%	.38%
Nonperforming assets as a percentage of total loans and OREO	.46	.46
Nonperforming assets as a percentage of total assets	.30	.29

At September 30, 2016, nonperforming loans were $21.6 million compared to $22.7 million at December 31, 2015. Nonperforming assets, which include nonperforming loans and foreclosed real estate, totaled $30.8 million at September 30, 2016 and $27.5 million at December 31, 2015. United sold $6.55 million of foreclosed properties and added $2.34 million in new foreclosures during the third quarter of 2016.

United’s policy is to place loans on nonaccrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in full or when the loan becomes 90 days past due. When a loan is classified on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Principal and interest payments received on a nonaccrual loan are applied to reduce the loan’s recorded investment.

Purchased credit impaired (“PCI”) loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at September 30, 2016 or December 31, 2015 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

The following table summarizes nonperforming assets by category and market as of the dates indicated.

Table 11 - Nonperforming Assets by Category and Market

(in thousands)

	September 30, 2016			December 31, 2015
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Owner occupied commercial real estate	$6,454	$3,188	$9,642	$7,036	$2,652	$9,688
Income producing commercial real estate	949	765	1,714	2,595	-	2,595
Commercial & industrial	1,079	-	1,079	892	-	892
Commercial construction	98	1,274	1,372	328	437	765
Total commercial	8,580	5,227	13,807	10,851	3,089	13,940
Residential mortgage	8,152	1,211	9,363	8,555	1,242	9,797
Home equity	1,194	514	1,708	851	80	931
Residential construction	2,248	2,235	4,483	1,398	472	1,870
Consumer installment	98	-	98	212	-	212
Indirect auto	1,300	-	1,300	786	-	786
Total NPAs	$21,572	$9,187	$30,759	$22,653	$4,883	$27,536

BY MARKET
North Georgia	$5,356	$653	$6,009	$5,167	$1,612	$6,779
Atlanta MSA	979	1,530	2,509	3,023	625	3,648
North Carolina	5,216	543	5,759	5,289	183	5,472
Coastal Georgia	1,606	47	1,653	2,079	-	2,079
Gainesville MSA	222	-	222	307	-	307
East Tennessee	3,281	160	3,441	3,448	157	3,605
South Carolina	2,015	6,254	8,269	323	2,306	2,629
Specialized Lending	1,597	-	1,597	2,231	-	2,231
Indirect auto	1,300	-	1,300	786	-	786
Total NPAs	$21,572	$9,187	$30,759	$22,653	$4,883	$27,536

At September 30, 2016 and December 31, 2015, United had $75.4 million and $86.6 million, respectively, in loans with terms that have been modified in TDRs. Included therein were $5.27 million and $3.58 million, respectively, of TDRs that were classified as nonaccrual and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $70.1 million and $83.0 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At September 30, 2016 and December 31, 2015, there were $93.6 million and $104 million, respectively, of loans classified as impaired under the definition outlined in the Accounting Standards Codification, including TDRs which are by definition considered impaired. Included in impaired loans at September 30, 2016 and December 31, 2015 was $33.5 million and $32.7 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value. The balance of impaired loans at September 30, 2016 and December 31, 2015 of $60.1 million and $71.3 million, respectively, had specific reserves that totaled $5.80 million and $6.80 million, respectively. The average recorded investment in impaired loans for the third quarters of 2016 and 2015 was $93.0 million and $108 million, respectively. For the nine months ended September 30, 2016 and 2015, the average recorded investment in impaired loans was $92.0 million and $108 million, respectively. For the three and nine months ended September 30, 2016, United recognized $1.13 million and $3.26 million, respectively, in interest revenue on impaired loans compared to $1.28 million and $3.76 million, respectively, for the same periods of the prior year.

The table below summarizes activity in nonperforming assets for the periods indicated.

Table 12 - Activity in Nonperforming Assets

(in thousands)

	Third Quarter 2016			Third Quarter 2015
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$21,348	$6,176	$27,524	$18,805	$2,356	$21,161
Acquisitions	-	7,495	7,495	-	4,848	4,848
Loans placed on non-accrual	6,680	-	6,680	8,923	-	8,923
Payments received	(3,938)	-	(3,938)	(4,233)	-	(4,233)
Loan charge-offs	(1,236)	-	(1,236)	(1,531)	-	(1,531)
Foreclosures	(1,282)	2,335	1,053	(1,900)	1,900	-
Capitalized costs	-	3	3	-	256	256
Property sales	-	(6,553)	(6,553)	-	(1,916)	(1,916)
Write downs	-	(53)	(53)	-	(79)	(79)
Net gains (losses) on sales	-	(216)	(216)	-	304	304
Ending Balance	$21,572	$9,187	$30,759	$20,064	$7,669	$27,733

	First Nine Months 2016			First Nine Months 2015
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$22,653	$4,883	$27,536	$17,881	$1,726	$19,607
Acquisitions	-	6,998	6,998	-	5,810	5,810
Loans placed on non-accrual	18,237	-	18,237	21,419	-	21,419
Payments received	(9,951)	-	(9,951)	(9,585)	-	(9,585)
Loan charge-offs	(4,718)	-	(4,718)	(6,223)	-	(6,223)
Foreclosures	(4,649)	6,647	1,998	(3,428)	3,428	-
Capitalized costs	-	101	101	-	256	256
Note / property sales	-	(9,501)	(9,501)	-	(3,919)	(3,919)
Write downs	-	(133)	(133)	-	(254)	(254)
Net gains on sales	-	192	192	-	622	622
Ending Balance	$21,572	$9,187	$30,759	$20,064	$7,669	$27,733

Foreclosed property is initially recorded at fair value, less estimated costs to sell. If the fair value, less estimated costs to sell at the time of foreclosure is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the lesser of fair value, less estimated costs to sell or the listed selling price, less the costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property expense. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of foreclosed property are accounted for in accordance with ASC 360-20, Real Estate Sales. For the third quarter of 2016, United transferred $2.34 million of loans into foreclosed property through foreclosures. During the same period, proceeds from sales of foreclosed property were $6.55 million.

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

At September 30, 2016 and December 31, 2015, United had securities held-to-maturity with a carrying amount of $345 million and $365 million, respectively, and securities available-for-sale totaling $2.21 billion and $2.29 billion, respectively. At September 30, 2016 and December 31, 2015, the securities portfolio represented approximately 25% and 28%, respectively, of total assets.

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

Management evaluates its securities portfolio each quarter to determine if any security is considered to be other than temporarily impaired. In making this evaluation, management considers its ability and intent to hold securities to recover current market losses. Losses on United’s fixed income securities at June 30, 2016 primarily reflect the effect of changes in interest rates. United did not recognize any other than temporary impairment losses on its investment securities during the third quarter of 2016 or 2015.

At September 30, 2016 and December 31, 2015, 25% and 24%, respectively, of the securities portfolio was invested in floating-rate securities or fixed-rate securities that were swapped to floating rates in order to manage exposure to rising interest rates.

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

Total customer deposits, excluding brokered deposits, as of September 30, 2016 were $8.08 billion, compared to $7.53 billion at December 31, 2015. Total core transaction deposits (demand, NOW, money market and savings deposits, excluding public funds deposits) of $5.85 billion at September 30, 2016 increased $601 million since December 31, 2015 due to the Tidelands acquisition and the success of core deposit incentive programs.

Total time deposits, excluding brokered deposits, as of September 30, 2016 were $1.35 billion, up $66.7 million from December 31, 2015 due to the Tidelands acquisition. United continued to offer low rates on certificates of deposit, allowing organic balances to decline and shift to lower cost transaction account deposits.

Brokered deposits totaled $359 million as of September 30, 2016, an increase of $20.4 million from December 31, 2015 due to an increase in the balance of lower-cost brokered money market deposits.

Borrowing Activities

The Bank is a shareholder in the Federal Home Loan Bank of Atlanta (“FHLB”). Through this affiliation, FHLB secured advances totaled $449 million and $430 million, respectively, as of September 30, 2016 and December 31, 2015. United anticipates continued use of this short and long-term source of funds. Additional information regarding FHLB advances is provided in Note 12 to the consolidated financial statements included in United’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

United’s policy is based on the 12-month impact on net interest revenue of interest rate shocks and ramps that increase from 100 to 400 basis points or decrease 100 basis points from the base scenario. In the shock scenarios, rates immediately change the full amount at the scenario onset. In the ramp scenarios, rates change by 25 basis points per month. United’s policy limits the projected change in net interest revenue over the first 12 months to a 5% decrease for each 100 basis point change in the increasing and decreasing rate ramp and shock scenarios. Historically low rates on September 30, 2016 and 2015 made use of the down scenarios irrelevant. The following table presents United’s interest sensitivity position at the dates indicated.

Table 13 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at September 30,
	2016		2015
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	0.1%	(1.3)%	2.7%	1.6%

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

From time to time, United will terminate derivative positions when conditions change and the position is no longer necessary to manage United’s overall sensitivity to changes in interest rates. In those situations where the terminated contract was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the contract, the resulting gain or loss is amortized over the remaining life of the original contract. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization. United expects that $1.21 million will be reclassified as an increase to interest expense from other comprehensive income over the next twelve months related to these terminated cash flow hedges.

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

Liquidity Management

The objective of liquidity management is to ensure that sufficient funding is available, at a reasonable cost, to meet ongoing operational cash needs and to take advantage of revenue producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of United to maintain a sufficient level of liquidity in all expected economic environments. To assist in determining the adequacy of its liquidity, United performs a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the ability to meet the daily cash flow requirements of customers, both depositors and borrowers. United maintains an unencumbered liquid asset reserve to help ensure its ability to meet its obligations. The size of the reserve is determined through short-term severe liquidity stress testing which covers a 30 day period.

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

At September 30, 2016, United had cash and cash equivalent balances of $226 million and had sufficient qualifying collateral to increase FHLB advances by $703 million and Federal Reserve discount window borrowing capacity of $1.10 billion. United also has the ability to raise substantial funds through brokered deposits. In addition to these wholesale sources, United has the ability to attract retail deposits by competing more aggressively on pricing.

As disclosed in the consolidated statement of cash flows, net cash provided by operating activities was $84.9 million for the nine months ended September 30, 2016. Net income of $73.4 million for the nine month period included deferred income tax expense of $45.3 million, and non-cash expenses for the following: depreciation, amortization and accretion of $22.6 million and stock-based compensation expense of $3.26 million. These sources of cash from operating activities were offset by an increase in other assets and accrued interest receivable of $41.9 million and an increase in mortgage loans held for sale of $6.44 million. Net cash used in investing activities of $249 million consisted primarily of a $454 million net increase in loans, purchases of investment securities available-for-sale totaling $309 million and purchases of investment securities held-to-maturity of $20.7 million. These uses of cash were partially offset by $50.0 million in proceeds from maturities and calls of investment securities held-to-maturity, $189 million in proceeds from the sale of investment securities available-for-sale and $292 million in proceeds from maturities and calls of investment securities available-for-sale. Net cash provided by financing activities of $150 million consisted primarily of a net increase in deposits of $169 million, partially offset by $9.99 million for the retirement of preferred stock, $13.7 million for the repurchase of common shares, and $10.1 million in dividends to common shareholders. In the opinion of management, United’s liquidity position at September 30, 2016, was sufficient to meet its expected cash flow requirements.

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

Capital Resources and Dividends

Shareholders’ equity at September 30, 2016 was $1.08 billion, an increase of $61 million from December 31, 2015 due to year-to-date earnings less dividends declared and an increase in the value of available-for-sale securities, partially offset by common stock repurchases and the redemption of Series H preferred stock. Accumulated other comprehensive loss, which includes unrealized gains and losses on securities available-for-sale, the unrealized gains and losses on derivatives qualifying as cash flow hedges and unamortized prior service cost and actuarial gains and losses on United’s modified retirement plan, is excluded in the calculation of regulatory capital adequacy ratios.

The following table shows United’s capital ratios, as calculated under applicable regulatory guidelines, at September 30, 2016 and December 31, 2015. As of September 30, 2016, United’s capital levels remained characterized as “well-capitalized” under the Basel III Capital Rules in effect at the time.

Table 14 - Capital Ratios

(dollars in thousands)

			United Community Banks, Inc.
	Basel III Guidelines		(Consolidated)		United Community Bank
		Well	September 30,	December 31,	September 30,	December 31,
	Minimum	Capitalized	2016	2015	2016	2015

Risk-based ratios:
Common equity tier 1 capital	4.5%	6.5%	11.04%	11.45%	12.44%	13.01%
Tier I capital	6.0	8.0	11.04	11.45	12.44	13.01
Total capital	8.0	10.0	11.90	12.50	13.30	14.06
Leverage ratio	4.0	5.0	8.35	8.34	9.41	9.47

Common equity tier 1 capital			$836,929	$773,677	$941,211	$877,169
Tier I capital			836,929	773,677	941,211	877,169
Total capital			901,892	844,667	1,006,174	948,159

Risk-weighted assets			7,578,377	6,755,011	7,563,674	6,743,560
Average total assets			10,019,118	9,282,243	9,999,927	9,264,133

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2016 and 2015.

Table 15 - Stock Price Information

	2016				2015
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume

First quarter	$19.27	$15.74	$18.47	440,759	$19.53	$16.48	$18.88	234,966
Second quarter	20.60	17.07	18.29	771,334	21.23	17.91	20.87	328,887
Third quarter	21.13	17.42	21.02	379,492	22.23	18.58	20.44	319,884
Fourth quarter					22.23	18.61	19.49	376,214

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

There have been no material changes in United’s market risk as of September 30, 2016 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2015. The interest rate sensitivity position at September 30, 2016 is included in management’s discussion and analysis on page 59 of this report.

Item 4.	Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of United’s disclosure controls and procedures as of September 30, 2016. Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

On March 22, 2016, United announced that its Board of Directors had authorized a program to repurchase up to $50 million of United’s outstanding common stock through December 31, 2017. Under the program, the shares may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program depends on a number of factors, including the market price of United’s common stock, general market and economic conditions, and applicable legal requirements. As of September 30, 2016, the remaining authorization was $36.3 million.

The following table contains information for shares repurchased during the third quarter of 2016.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2016 - July 31, 2016	304,000	$17.92	304,000	$36,342
August 1, 2016 - August 31, 2016	-	-	-	36,342
September 1, 2016 - September 30, 2016	-	-	-	36,342
Total	304,000	$17.92	304,000	$36,342

Item 3.	Defaults upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification by Jimmy C. Tallent, Chairman and Chief Executive Officer of United Community Banks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 4, 2016