Form 10-K
period 2016-12-31
UNITED COMMUNITY BANKS INC
filed 2017-02-27
CIK 857855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,261,158,381 (based on shares held by non-affiliates at $18.29 per share, the closing stock price on the Nasdaq stock market on June 30, 2016).

As of January 31, 2017, 70,960,282 shares of common stock were issued and outstanding. Also outstanding were presently exercisable options to acquire 70,607 shares, presently exercisable warrants to acquire 219,909 shares and 544,445 shares issuable under United Community Banks, Inc.’s deferred compensation plan.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated herein into Part III by reference.

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

To emphasize its commitment to community banking, United conducts substantially all of its operations through a community-focused operating model of separate “community banks”, which as of December 31, 2016, operated at 139 locations throughout the Atlanta-Sandy Springs-Roswell, Georgia, and Gainesville, Georgia metropolitan statistical areas, upstate and coastal South Carolina, north and coastal Georgia, western North Carolina, and east Tennessee. Also, United has a commercial loan office in Charlotte, North Carolina. The community banks offer a full range of retail and corporate banking services, including checking, savings and time deposit accounts, secured and unsecured loans, wire transfers, brokerage services and other financial services, and are led by local bank presidents (referred to herein as the “Community Bank Presidents”) and management with significant experience in, and ties to, their communities. Each of the Community Bank Presidents has authority, alone or with other local officers, to make most credit decisions. In recent years, United has developed a number of specialized lending areas focusing on asset-based lending, commercial real estate, middle market businesses, United States Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) guaranteed loans, senior living and builder finance. Although the specialized lending areas have their own customers, they also work with the community banks to provide their specialized lending expertise to better serve their customers. This partnership helps United to position itself as a community bank with large bank resources. Management believes that this operating model provides a competitive advantage.

The Bank, through its full-service retail mortgage lending division, United Community Mortgage Services (“UCMS”), is approved as a seller/servicer for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and provides fixed and adjustable-rate home mortgages. During 2016, the Bank originated $718 million of residential mortgage loans throughout its footprint in Georgia, North Carolina, Tennessee and South Carolina for the purchase of homes and to refinance existing mortgage debt. Substantially all of these mortgages were sold into the secondary market without recourse to the Bank, other than for breaches of warranties. With the acquisition of The Palmetto Bank in late 2015, United began retaining the servicing on some of its mortgage production. United’s residential mortgage servicing portfolio included $543 million in loans at December 31, 2016.

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

Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following factors:

•	the condition of the general business and economic environment;
•	the results of our internal credit stress tests may not accurately predict the impact on our financial condition if the economy were to deteriorate;
•	our ability to maintain profitability;
•	our ability to fully realize the balance of our net deferred tax asset, including net operating loss carryforwards;
•	the impact of lower federal income tax rates on the carrying amount of our deferred tax asset;
•	the risk that we may be required to increase the valuation allowance on our net deferred tax asset in future periods;
•	the condition of the banking system and financial markets;
•	our ability to raise capital;
•	our ability to maintain liquidity or access other sources of funding;
•	changes in the cost and availability of funding;
•	the success of the local economies in which we operate;
•	our lack of geographic diversification;
•	our concentrations of residential and commercial construction and development loans and commercial real estate loans are subject to unique risks that could adversely affect our earnings;
•	changes in prevailing interest rates may negatively affect our net income and the value of our assets and other interest rate risks;
•	our accounting and reporting policies;
•	if our allowance for loan losses is not sufficient to cover actual loan losses;
•	losses due to fraudulent and negligent conduct of our loan customers, third party service providers or employees;
•	risks related to our communications and information systems, including risks with respect to cybersecurity breaches;
•	our reliance on third parties to provide key components of our business infrastructure and services required to operate our business;
•	competition from financial institutions and other financial service providers;
•	risks with respect to our ability to successfully expand and complete acquisitions and integrate businesses and operations that are acquired;
•	if the conditions in the stock market, the public debt market and other capital markets deteriorate;
•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and related regulations (the “Dodd-Frank Act”);
•	changes in laws and regulations or failures to comply with such laws and regulations;
•	changes in regulatory capital and other requirements;
•	the costs and effects of litigation, examinations, investigations, or similar matters, or adverse facts and developments related thereto;
•	regulatory or judicial proceedings, board resolutions, informal memorandums of understanding or formal enforcement actions imposed by regulators that may occur;
•	changes in tax laws, regulations and interpretations or challenges to our income tax provision; and
•	our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures.

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

The financial statements and information contained herein have not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation (the “FDIC”).

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

Competition

The market for banking and bank-related services is highly competitive. United actively competes in its market areas, which include north Georgia, the Atlanta-Sandy Springs-Roswell, Georgia metropolitan statistical area, the Gainesville, Georgia metropolitan statistical area, coastal Georgia, western North Carolina, east Tennessee and upstate and coastal South Carolina, with other providers of deposit and credit services. These competitors include other commercial banks, savings banks, savings and loan associations, credit unions, mortgage companies, and brokerage firms.

The tables on the following pages display the respective percentage of total bank and thrift deposits for the last five years in each county where the Bank has deposit operations. The tables also indicate the Bank’s ranking by deposit size in each county. All information in the tables was obtained from the FDIC Summary of Deposits as of June 30 of each year. The following information only shows market share in deposit gathering, which may not be indicative of market presence in other areas.

Share of Local Deposit Markets by County - Banks and Savings Institutions

	Market Share					Rank in Market
	2016	2015	2014	2013	2012	2016	2015	2014	2013	2012
Atlanta, Georgia MSA
Bartow	8%	9%	11%	11%	9%	5	5	3	3	4
Carroll	11	10	7	7	6	4	4	5	5	6
Cherokee	5	4	5	4	5	9	9	9	9	9
Cobb	2	2	3	3	3	13	13	12	11	10
Coweta	3	2	2	2	2	10	10	10	11	10
Dawson	36	33	34	36	36	1	1	1	1	1
DeKalb	1	1	1	1	1	16	16	16	18	18
Douglas	1	1	2	2	2	11	11	11	12	12
Fayette	8	7	7	7	7	6	7	6	5	6
Forsyth	6	7	8	7	6	8	5	4	6	7
Fulton	1	1	1	1	1	20	21	21	20	20
Gwinnett	3	3	3	3	3	7	7	7	7	8
Henry	7	7	7	6	5	6	6	6	6	7
Newton	3	3	3	3	3	7	8	8	8	8
Paulding	4	4	4	4	5	9	9	9	9	6
Pickens	6	7	7	6	4	5	5	4	5	6
Rockdale	9	9	9	12	12	5	5	6	4	4
Walton	2	2	1	2	1	10	10	10	10	10
Gainesville, Georgia MSA
Hall	11	12	12	12	12	4	4	4	4	5
North Georgia
Chattooga	42	43	44	43	40	1	1	1	1	1
Fannin	56	57	55	50	49	1	1	1	1	1
Floyd	16	15	15	15	16	3	3	3	4	2
Gilmer	35	27	27	26	25	1	2	2	2	2
Habersham	22	22	22	23	22	2	2	2	2	2
Jackson	8	8	8	7	6	5	5	6	7	6
Lumpkin	30	30	29	29	29	1	1	2	2	2
Rabun	17	16	15	14	13	3	3	3	3	3
Towns	54	50	53	50	48	1	1	1	1	2
Union	84	87	84	84	83	1	1	1	1	1
White	48	47	47	48	44	1	1	1	1	1

Share of Local Deposit Markets by County - Banks and Savings Institutions, continued

	Market Share					Rank in Market
	2016	2015	2014	2013	2012	2016	2015	2014	2013	2012
Tennessee
Blount	1	2	1	1	1	12	12	14	12	11
Bradley	5	7	5	5	5	8	7	8	7	7
Knox	1	1	1	1	1	15	11	27	30	26
Loudon	49	51	15	15	13	1	1	3	3	3
McMinn		-	-	-	3		-	-	-	9
Monroe	2	3	3	3	4	7	7	8	8	7
Roane	9	9	9	9	8	5	6	6	5	6
Coastal Georgia
Chatham	2	2	2	2	1	9	9	9	9	10
Glynn	10	7	14	12	12	4	7	2	2	3
Ware	4	3	4	3	3	8	9	9	9	9
North Carolina
Avery	14	15	15	16	16	3	3	4	4	2
Cherokee	37	36	35	35	35	1	1	1	1	1
Clay	45	44	44	44	45	1	1	1	1	1
Graham	74	74	75	71	71	1	1	1	1	1
Haywood	10	11	10	11	10	6	6	6	6	5
Henderson	5	4	3	3	3	9	9	10	10	11
Jackson	30	31	30	28	25	1	1	1	1	1
Macon	5	4	6	7	8	5	6	6	5	5
Mitchell	42	41	36	34	36	1	1	1	1	1
Swain	17	15	15	17	21	2	2	2	2	2
Transylvania	17	17	16	14	15	3	3	3	3	3
Watauga	2	2	2	2	2	11	11	11	11	12
Yancey	19	19	19	20	18	2	2	3	2	2
South Carolina
Abbeville	10	10	-	-	-	5	5	-	-	-
Anderson	4	4	-	-	-	10	10	-	-	-
Beaufort	2	-	-	-	-	16	-	-	-	-
Charleston	2	-	-	-	-	13	-	-	-	-
Cherokee	10	11	-	-	-	5	5	-	-	-
Dorchester	4	-	-	-	-	9	-	-	-	-
Greenville	4	4	1	-	-	9	9	27	-	-
Greenwood	11	11	-	-	-	4	5	-	-	-
Horry	2	-	-	-	-	15	-	-	-	-
Laurens	34	35	-	-	-	1	1	-	-	-
Oconee	1	2	-	-	-	11	11	-	-	-
Pickens	1	1	-	-	-	13	12	-	-	-
Spartanburg	3	3	-	-	-	10	11	-	-	-

Loans

The Bank makes both secured and unsecured loans to individuals, and businesses. Secured loans include first and second real estate mortgage loans and commercial loans secured by non-real estate assets. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis.

Specific risk elements associated with the Bank’s lending categories include, but are not limited to:

	Percentage
Loan Type	of Portfolio	Risk Elements

Commercial real estate - owner occupied	23.8%	General economic conditions; consumer spending; effect of rising interest rates; market’s loosening of credit underwriting standards and structures; and business confidence.

Commercial real estate - income producing	18.5%	Effect of rising interest rates, supply and demand of property type; consumer sentiment; business confidence; effect of financial markets, general economic conditions in the U.S and abroad and recovery of operating fundamentals.

Commercial and industrial	15.5%	Industry concentrations; inability to monitor the condition of collateral (inventory, accounts receivable and other non-real estate assets); use of specialized or obsolete equipment as collateral; insufficient cash flow from operations to service debt payments; declines in general economic conditions.

Commercial construction	9.2%	Effect of rising interest rates; changes in market demand for property; deterioration of operating fundamentals; market’s loosening of credit underwriting standards and structures; and fluctuations in both the debt and equity markets.

Residential mortgage	12.4%	Loan portfolio concentrations; changes in general economic conditions or in the local economy; loss of borrower’s employment; insufficient collateral value due to decline in property value.

Home equity lines of credit	9.5%	Unemployment and underemployment levels; rise in interest rates; household income growth; declining home values reducing the amount of equity; lines of credit nearing their “end-of-draw” period.

Residential construction	2.7%	Inadequate long-term financing arrangements; inventory levels; cost overruns, changes in market demand for property; rising interest rates.

Consumer installment	1.8%	Consumer sentiment; elevated umemployment and underemployment in many of our local markets; household income stagnation; and increases in consumer prices.

Indirect Auto	6.6%	Consumer sentiment; unemployment and underemployment levels; rise in interest rates; increases in consumer prices; decline in household income and loosening of credit structures; decline in vehicle values.

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

United’s Credit Administration department provides each lending officer with written guidelines for lending activities as approved by the Bank’s Board of Directors. Limited lending authority is delegated to lending officers by Credit Administration as authorized by the Bank’s Board of Directors. Loans in excess of individual officer credit authority must be approved by a senior officer with sufficient approval authority delegated by Credit Administration as authorized by the Bank’s Board of Directors. The Senior Credit Committee approves loans where the total relationship exposure exceeds $8.5 million. At December 31, 2016, the Bank’s secured legal lending limit was $268 million; however, the Board of Directors has established an internal lending guideline of $28 million and an individual real estate project guideline of $17 million.

Commercial Lending

United utilizes its Regional Credit Managers and Senior Credit Officers to provide credit administration support for commercial loans to the Bank as needed. The Regional Credit Managers have lending authority set by Credit Administration based on characteristics of the markets they serve. The Regional Credit Managers also provide credit underwriting support as needed by the community banks they serve. For commercial loans less than $250,000, United utilizes a centralized small business lending/underwriting department.

Consumer Credit Center

United has implemented a centralized consumer credit center that provides underwriting, regulatory disclosure and document preparation for all consumer loan requests originated by the bank’s market lenders. Applications are processed through an automated loan origination software platform and decisioned by the credit center underwriters.

Loan Review and Nonperforming Assets

United’s Loan Review Department reviews, or engages an independent third party to review, the Bank’s loan portfolio on an ongoing basis to identify any weaknesses in the portfolio and to assess the general quality of credit underwriting. The results of such reviews are presented to Executive Management, the Community Bank Presidents, Credit Administration Management and the Risk Committee of the Board of Directors. If an individual loan or credit relationship has a significant weakness identified during the review process, the risk rating of the loan, or generally all loans comprising that credit relationship, will be downgraded to the classification that most closely matches the current risk level. The review process also provides for the upgrade of loans that show improvement since the last review. Since each loan in a credit relationship may have a different credit structure, source of repayment and guarantors, different loans in a relationship can be assigned different risk ratings. United adopted a dual risk rating system for commercial loans whereby risk is defined at the obligor level and the facility level. The obligor risk rating assigns a rating based on qualitative and quantitative metrics that measure the financial viability of the borrower which is an estimate of the probability that the borrower will default. The facility risk rating considers the loss protection provided by assigned collateral factoring in control and the loan-to-value ratio. This rating estimates the probability of loss once the borrower has defaulted.

Under United’s 10-tier loan grading system for commercial loans, grades 1 through 6 are considered “pass” (acceptable) credit risk, grade 7 is a “watch” rating, and grades 8 through 10 are “adversely classified” credits that require management’s attention. The entire 10-grade rating scale provides for a higher numeric rating for increased risk. For example, a risk rating of 1 is the least risky of all credits and would be typical of a loan that is 100% secured by a deposit at the Bank. Risk ratings of 2 through 6 in the pass category each have incrementally more risk. The four criticized list credit ratings and rating definitions are:

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

In addition, Credit Administration, with supervision and input from the Accounting Department, prepares a quarterly analysis to determine the adequacy of the Allowance for Credit Losses (“ACL”). The ACL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The allowance for loan losses analysis starts with total loans and subtracts loans fully secured by deposit accounts at the Bank and the portion of loans guaranteed by the SBA or USDA, which have minimal risk of loss other than fraud-related losses. Next, all loans that are considered individually impaired are reviewed and assigned a specific reserve if one is warranted. Most collateral dependent impaired loans with specific reserves are charged down to net realizable value of the underlying collateral. The remaining loan balance for each major loan category is then multiplied by its respective estimated loss factor. Loss factors for these loans are estimated and determined based on historical loss experience by type of loan. United multiplies the annualized loss factor by the calculated loss emergence period in order to quantify the estimated incurred losses in the loan portfolio. The loss emergence period is determined for each category of loans based on the average length of time between when a loan first becomes more than 30 days past due and when that loan is ultimately charged off. Management’s use of the loss emergence period is an estimate of the period of time from the first evidence of loss incurrence through the period of time until such losses are confirmed (or charged-off). Previously, United reported an unallocated portion of the allowance which was maintained due to imprecision in estimating loss factors and loss emergence periods, and economic and other conditions that cannot be entirely quantified in the analysis. With the incorporation of the loss emergence period into United’s allowance methodology in the first quarter of 2014, the previously unallocated balance has been allocated to other components of the allowance for loan losses.

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

Employees

As of December 31, 2016, United and its subsidiaries had 1,916 full-time equivalent employees. Neither United nor any of its subsidiaries are a party to any collective bargaining agreement and management believes that employee relations are good.

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

Under rules adopted by the Federal Reserve in November 2011, known as the Comprehensive Capital Analysis and Review (“CCAR”) Rules, bank holding companies with $50 billion or more of total assets are required to submit annual capital plans to the Federal Reserve and generally may pay dividends and repurchase stock only under a capital plan as to which the Federal Reserve has not objected. The CCAR rules will not apply to United for so long as our total consolidated assets remain below $50 billion. However, it is anticipated that United’s capital ratios will be important factors considered by the Federal Reserve in evaluating whether proposed payments of dividends or stock repurchases may be an unsafe or unsound practice.

Due to its accumulated deficit, the Bank must receive pre-approval from the DBF and FDIC to pay cash dividends (reduction in capital) to United in 2017. In 2016, 2015 and 2014, the Bank paid a cash dividend of $41.5 million, $77.5 million and $129 million, respectively, to United as approved the DBF and FDIC. The dividends were paid out of capital surplus rather than the accumulated deficit. United declared cash dividends on its common stock in 2016, 2015 and 2014 of 30 cents, 22 cents and 11 cents, respectively.

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

As of December 31, 2016, the FDIC categorized the Bank as “well-capitalized” under current regulations.

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

Management believes that, as of December 31, 2016, United and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

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

FDIC Insurance Assessments. The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund and therefore the Bank is subject to deposit insurance assessments as determined by the FDIC. The FDIC imposes a risk-based deposit premium assessment system, which was amended pursuant to the Federal Deposit Insurance Reform Act of 2005 and further amended by the Dodd-Frank Act. Under the risk-based deposit premium assessment system, the assessment rates for an insured depository institution are calculated based on a number of factors to measure the risk each institution poses to the Deposit Insurance Fund. The assessment rate is applied to total average assets less tangible equity. Under the current system, premiums are assessed quarterly and could increase if, for example, criticized loans and/or other higher risk assets increase or balance sheet liquidity decreases.

Effective July 2016, the FDIC published final rules to increase the Deposit Insurance Fund to the statutorily required minimum level of 1.35% by imposing on financial institutions with at least $10 billion in assets a surcharge of 4.5 cents per $100 of their assessment base (after making certain adjustments), to be assessed over a period of eight quarters. As of December 31, 2016, United’s total assets exceeded $10 billion and, accordingly, the Bank will be subject to this surcharge. If this surcharge is insufficient to increase the Deposit Insurance Fund reserve ratio to 1.35 percent by December 31, 2018, a one-time shortfall assessment will be imposed on financial institutions with total consolidated assets of $10 billion or more on March 31, 2019.

In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances. The FDIC may also terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Stress Testing. As required by the Dodd-Frank Act, the federal bank regulatory agencies have implemented stress testing requirements for certain financial institutions, including bank holding companies and state chartered banks, with total consolidated assets between $10 billion and $50 billion. Under these requirements, an applicable financial institution must conduct and publish annual stress tests that consider such institution’s interest rate risk management, commercial real estate concentrations and other credit-related information, and funding and liquidity management during this analysis of adverse outcomes. United must comply with these stress test requirements beginning with its formal filing in July 2018, and is currently preparing for such compliance.

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

Durbin Amendment. The Dodd-Frank Act included provisions which restrict interchange fees to those which are “reasonable and proportionate” for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. This statutory provision is known as the “Durbin Amendment”. The Federal Reserve issued final rules implementing the Durbin Amendment on June 29, 2011. In the final rules, interchange fees for debit card transactions were capped at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. Another related rule also permits an additional $0.01 per transaction “fraud prevention adjustment” to the interchange fee if certain Federal Reserve standards are implemented, including an annual review of fraud prevention policies and procedures. With respect to network exclusivity and merchant routing restrictions, it is now required that all debit cards participate in at least two unaffiliated networks so that the transactions initiated using those debit cards will have at least two independent routing channels. The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, apply to debit card issuers with $10 billion or more in total consolidated assets. United’s total consolidated assets as of December 31, 2016 were $10.7 billion, which is above the Durbin Amendment’s $10 billion threshold. United is required to comply with the interchange fee restrictions and other requirements contained in the Durbin Amendment by July 1, 2017, and is currently preparing for compliance with the Durbin Amendment by such date.

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

Commercial Real Estate. The federal bank regulatory agencies, including the FDIC, restrict concentrations in commercial real estate lending and have noted that recent increases in banks’ commercial real estate concentrations have created safety and soundness concerns. The regulatory guidance mandates certain minimal risk management practices and categorizes banks with defined levels of such concentrations as banks requiring elevated examiner scrutiny. The Bank has concentrations in commercial real estate loans in excess of those defined levels. Although management believes that United’s credit processes and procedures meet the risk management standards dictated by this guidance, regulatory outcomes could effectively limit increases in the real estate concentrations in the Bank’s loan portfolio and require additional credit administration and management costs associated with those portfolios.

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

The senior executive officers of United, and their ages, positions with United, past five year employment history and terms of office as of February 1, 2017, are as follows:

Name (age)	Position with United and Employment History	Officer of United Since

Jimmy C. Tallent (64)	Chairman and Chief Executive Officer (2015 - present); President, Chief Executive Officer and Director (1988 - 2015)	1988

H. Lynn Harton (55)	President and Chief Operating Officer and Director (2015 - present); Executive Vice President and Chief Operating Officer (2012 - 2015); prior to joining United was Executive Vice President and Special Assistant to the Chief Executive Officer of Toronto-Dominion Bank (2010 - 2012)	2012

Rex S. Schuette (67)	Executive Vice President and Chief Financial Officer (2001 - present)	2001

Bill M. Gilbert (64)	President, Community Banking (2015-present); Director of Banking (2013 - 2015); Regional President of North Georgia and Coastal Georgia (2011 - 2013)	2000

Bradley J. Miller (46)	Executive Vice President, Chief Risk Officer and General Counsel (2015 - present); Senior Vice President and General Counsel (2007 - 2015)	2007

Robert A. Edwards (52)	Executive Vice President and Chief Credit Officer (2015 - present); prior to joining United was Senior Vice President and Executive Credit Officer of Toronto-Dominion Bank (2010 - 2015)	2015

Richard W. Bradshaw (55)	President, Specialized Lending (2014 - present); prior to joining United was Senior Vice President, Head of United States SBA Programs of Toronto-Dominion Bank (2010 - 2014)	2014

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

In general, the amount, type and cost of our funding, including from other financial institutions, the capital markets and deposits, directly impacts our operating costs and our asset growth and therefore, can positively or negatively affect our financial condition or results of operations. A number of factors could make funding more difficult, more expensive or unavailable on any terms, including, but not limited to, our operating losses, our ability to remain “well capitalized,” events that adversely impact our reputation, enforcement actions, disruptions in the capital markets, events that adversely impact the financial services industry, changes affecting our assets, interest rate fluctuations, general economic conditions and the legal, regulatory, accounting and tax environments. Also, we compete for funding with other financial institutions, many of which are substantially larger, and have more capital and other resources than we do. In addition, as some of these competitors consolidate with other financial institutions, their competitive advantages may increase. Competition from these institutions may also increase the cost of funds.

Our business is subject to the success of the local economies and real estate markets in which we operate.

Our success significantly depends on the growth in population, income levels, loans and deposits and on stability in real estate values in our markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally do not improve significantly, our business may be adversely affected. If market and economic conditions deteriorate, this may lead to valuation adjustments on our loan portfolio and losses on defaulted loans and on the sale of other real estate owned. Additionally, such adverse economic conditions in our market areas, specifically decreases in real estate property values due to the nature of our loan portfolio, more than 76% of which is secured by real estate, could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of more diverse economies.

Our concentration of commercial purpose construction and development loans is subject to unique risks that could adversely affect our results of operations and financial condition.

Our commercial purpose construction and development loan portfolio was $634 million at December 31, 2016, comprising 9.2% of total loans. Commercial purpose construction and development loans are often riskier than other loans because of the lack of ongoing income supporting the asset being financed. Consequently, economic downturns adversely affect the ability of real estate developer borrowers’ ability to repay these loans and the value of property used as collateral for such loans in a more dramatic fashion. A sustained weak economy could also result in higher levels of nonperforming loans in other categories, such as commercial and industrial loans, which may result in additional losses. As a result, these loans could represent higher risk due to slower sales and reduced cash flow that affect the borrowers’ ability to repay on a timely basis which could result in a sharp increase in our total net charge-offs and require us to significantly increase our allowance for loan losses, any of which could have a material adverse effect on our financial condition or results of operations.

Our concentration of commercial real estate loans is subject to risks that could adversely affect our results of operations and financial condition.

Our commercial real estate loan portfolio was $2.93 billion at December 31, 2016, comprising 42% of total loans. Commercial real estate loans typically involve larger loan balances than compared to residential mortgage loans. The repayment of loans secured by commercial real estate is dependent upon both the successful operation of the commercial project and the business operated out of that commercial real estate site, as over half of the commercial real estate loans are for owner-occupied properties. If the cash flows from the project are reduced or if the borrower’s business is not successful, a borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, we may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may be subject to adverse conditions in the real estate market or economy. In addition, many economists believe that the potential for deterioration in income producing commercial real estate may occur through rising vacancy rates or declining absorption rates of existing square footage and/or units. As a result, these loans could represent higher risk due to slower sales and reduced cash flow that affect the borrowers’ ability to repay on a timely basis, could result in a sharp increase in our total net charge-offs and could require us to significantly increase our allowance for loan losses, any of which could have a material adverse effect on our financial condition or results of operations.

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

Our loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment. We may experience significant loan losses which would have a material adverse effect on our operating results. Our management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. We maintain an allowance for credit losses in an attempt to cover any probable incurred loan losses in the loan portfolio. In determining the size of the allowance, our management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and real estate values, trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. As a result of these considerations, we have from time to time increased our allowance for credit losses. For the year ended December 31, 2016, we recorded a release of provision for credit losses of $800,000 compared to provision expense of $3.70 million and $8.50 million for the years ended December 31, 2015 and 2014, respectively. If those assumptions are incorrect, the allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.

Reductions in interchange fees could reduce our non-interest income.

We earn interchange fees on certain debit card transactions, including approximately $20.8 million in fees during 2016. The Durbin Amendment to the Dodd-Frank Act has limited the amount of interchange fees that may be charged for these transactions. Because our total consolidated assets exceeded $10 billion at December 31, 2016, the Durbin Amendment will be applicable to United in July 2017. Complying with the Durbin Amendment will reduce United’s non-interest income from interchange fees.

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

We may engage in de novo branch expansion and seek to acquire other financial institutions or parts of those institutions. These involve a number of risks, including:

•	the potential inaccuracy of the estimates and judgments used to evaluate asset values and credit, operations, management and market risks with respect to an acquired branch or institution, a new branch office or a new market;
•	the time and costs of evaluating new markets, hiring or retaining experienced local management and opening new offices and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;
•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on results of operations;
•	the loss of key employees and customers of an acquired branch or institution;
•	the difficulty or failure to successfully integrate the acquired financial institution or portion of the institution; and
•	the temporary disruption of our business or the business of the acquired institution.

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

The federal Bank Secrecy Act, USA Patriot Act of 2001 and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal bank regulatory agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. Federal bank regulatory agencies and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, which would negatively impact our business, financial condition and results of operations.

The short-term and long-term impact of the changing regulatory capital requirements is uncertain.

The Basel III Capital Rules include new minimum risk-based capital and leverage ratios, which are being phased in and modify the capital and asset definitions for purposes of calculating those ratios. Among other things, the Basel III Capital Rules established a new common equity Tier 1 minimum capital requirement of 4.5%, a higher minimum Tier 1 capital to risk-weighted assets requirement of 6% and a higher total capital to risk-weighted assets of 8%. In addition, the Basel III Capital Rules provide, to be considered “well-capitalized”, a new common equity Tier 1 capital requirement of 6.5% and a higher Tier 1 capital to risk-weighted assets requirement of 8%. Moreover, the Basel III Capital Rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of common equity Tier 1 capital in addition to the 4.5% minimum common equity Tier 1 requirement and the other amounts necessary to the minimum risk-based capital requirements that will be phased in and fully effective in 2019.

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

We reported a net deferred tax asset of $154 million as of December 31, 2016, which includes approximately $108 million of deferred tax benefits related to federal and state operating loss carry-forwards. Our ability to use such assets is dependent on our ability to generate future earnings within the operating loss carry-forward periods, which are generally 20 years. If we do not realize taxable earnings within the carry-forward periods, our deferred tax asset would be permanently impaired. Additionally, our ability to use such assets to offset future tax liabilities could be permanently impaired if cumulative common stock transactions over a rolling three-year period resulted in an ownership change under Section 382 of the Internal Revenue Code. There is no guarantee that our tax benefits preservation plan will prevent us from experiencing an ownership change under Section 382. Our inability to utilize these deferred tax assets (benefits) would have a material adverse effect on our financial condition and results of operations.

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

We rely heavily on communications and information systems to conduct our business. The computer systems and network infrastructure we use could be vulnerable to unforeseen hardware and cybersecurity issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure we use, including our Internet banking activities, against damage from physical break-ins, cybersecurity breaches and other disruptive problems caused by the Internet or users. Such problems could jeopardize the security of our customers’ personal information and other information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us, subject us to additional regulatory scrutiny, damage our reputation, result in a loss of customers, or inhibit current and potential customers from our Internet banking services, any of all of which could have a material adverse effect on our results of operations and financial condition. Although we have security measures designed to mitigate the possibility of break-ins, breaches and other disruptive problems, including firewalls and penetration testing, there can be no assurance that such security measures will be effective in preventing such problems.

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

At December 31, 2016, we had $655 million of home equity line of credit loans, which represented 9.5% of our loan portfolio as of that date. Historically, United’s home equity lines of credit generally had a 35 month or 10 year draw period with interest-only payment requirements for the term of the loan, a balloon payment requirement at the end of the draw period. Since June 2012, new home equity lines of credit generally have a 10 year interest only draw period followed by a 15 year amortized repayment period for any outstanding balance at the 10 year conversion date. United continues to offer a home equity line of credit with a 35 month draw period with interest-only payment requirements for the term of the loan with a balloon payment requirement at the end of the draw period. All home equity line of credit products, historically and currently available, have a maximum 80% combined loan to value ratio. Loan to value ratios are established on a case by case basis considering the borrower’s credit profile and the collateral type – primary or secondary residence. These loans are also secured by a first or second lien on the underlying home.

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

The executive offices of United are located at 125 Highway 515 East, Blairsville, Georgia. United owns this property. The Bank conducts business from facilities primarily owned by the Bank or its subsidiaries, all of which are in a good state of repair and appropriately designed for use as banking facilities. The Bank provides services or performs operational functions at 163 locations, of which 130 are owned and 33 are leased under operating leases. Note 8 to United’s consolidated financial statements includes additional information regarding amounts invested in premises and equipment.

ITEM 3.	LEGAL PROCEEDINGS.

In the ordinary course of operations, United and the Bank are defendants in various legal proceedings. Additionally, in the ordinary course of business, United and the Bank are subject to regulatory examinations and investigations. Based on our knowledge and advice of counsel, in the opinion of management, there is no such pending or threatened legal matter in which an adverse decision will result in a material adverse change in the consolidated financial condition or results of operations of United. No material proceedings terminated in the fourth quarter of 2016.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR UNITED’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock. United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. The closing price for the period ended December 31, 2016 was $29.62. Below is a schedule of high, low and closing stock prices and average daily volume for all quarters in 2016 and 2015.

	2016				2015
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume

First quarter	$19.27	$15.74	$18.47	440,759	$19.53	$16.48	$18.88	234,966
Second quarter	20.60	17.07	18.29	771,334	21.23	17.91	20.87	328,887
Third quarter	21.13	17.42	21.02	379,492	22.23	18.58	20.44	319,884
Fourth quarter	30.22	20.26	29.62	532,944	22.23	18.61	19.49	376,214

At January 31, 2017, there were 7,484 record shareholders and approximately 15,062 beneficial shareholders of United’s common stock.

Dividends. United declared cash dividends of $.30 and $.22 per share on its common stock in 2016 and 2015, respectively. Federal and state laws and regulations impose restrictions on the ability of the Bank to pay dividends to United without prior approvals.

Additional information regarding dividends is included in Note 20 to the consolidated financial statements, under the heading of “Supervision and Regulation” in Part I of this report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Dividends.”

Share Repurchases. On March 22, 2016, United announced that its Board of Directors had authorized a program to repurchase up to $50 million of United’s outstanding common stock through December 31, 2017. Under the program, the shares may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program depends on a number of factors, including the market price of United’s common stock, general market and economic conditions, and applicable legal requirements. As of December 31, 2016, the remaining authorization was $36.3 million.

The following table contains information for shares repurchased during the fourth quarter of 2016.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2016 - October 31, 2016	-	$-	-	$36,342
November 1, 2016 - November 30, 2016	-	-	-	36,342
December 1, 2016 - December 31, 2016	-	-	-	36,342
Total	-	$-	-	$36,342

United’s Amended and Restated 2000 Key Employee Stock Option Plan allows option holders to exercise stock options by delivering previously acquired shares having a fair market value equal to the exercise price provided that the shares delivered must have been held by the option holder for at least six months. In addition, United may withhold a sufficient number of restricted stock shares at the time of vesting to cover payroll tax withholdings at the election of the restricted stock recipient. In 2016 and 2015, 57,628 and 74,275 shares, respectively, were withheld to cover payroll taxes owed at the time of restricted stock vesting. No shares were delivered to exercise stock options in 2016 or 2015.

Performance Graph. Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on United’s common stock against the cumulative total return on the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Bank Stocks Index for the five-year period commencing December 31, 2011 and ending on December 31, 2016.

	Cumulative Total Return *
	2011	2012	2013	2014	2015	2016
United Community Banks, Inc.	$100	$135	$254	$273	$284	$437
Nasdaq Stock Market (U.S.) Index	100	116	160	182	192	207
Nasdaq Bank Index	100	116	161	165	176	238

* Assumes $100 invested on December 31, 2011 in United’s common stock and above noted indexes. Total return includes reinvestment of dividends at the closing stock price of the common stock on the dividend payment date and the closing values of stock and indexes as of December 31 of each year.

UNITED COMMUNITY BANKS, INC.

Item 6. Selected Financial Data

For the Years Ended December 31,

(in thousands, except per share data)	2016	2015	2014	2013	2012
INCOME SUMMARY
Interest revenue	$335,020	$278,532	$248,432	$245,840	$265,977
Interest expense	25,236	21,109	25,551	27,682	37,909
Net interest revenue	309,784	257,423	222,881	218,158	228,068
Provision for credit losses	(800)	3,700	8,500	65,500	62,500
Fee revenue	93,697	72,529	55,554	56,598	56,112
Total revenue	404,281	326,252	269,935	209,256	221,680
Expenses	241,289	211,238	162,865	174,304	186,774
Income before income tax expense	162,992	115,014	107,070	34,952	34,906
Income tax expense (benefit)	62,336	43,436	39,450	(238,188)	1,050
Net income	100,656	71,578	67,620	273,140	33,856
Preferred dividends	21	67	439	12,078	12,148
Net income available to common shareholders - GAAP	$100,635	$71,511	$67,181	$261,062	$21,708
Merger-related and other charges	8,122	17,995	-	-	-
Income tax benefit of merger-related and other charges	(3,074)	(6,388)	-	-	-
Impairment of deferred tax asset on cancelled non-qualified stock options	976	-	-	-	-
Net income available to common shareholders - operating (1)	$106,659	$83,118	$67,181	$261,062	$21,708

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$1.40	$1.09	$1.11	$4.44	$.38
Diluted net income - operating (1)	1.48	1.27	1.11	4.44	.38
Cash dividends declared	.30	.22	.11	-	-
Book value	15.06	14.02	12.20	11.30	6.67
Tangible book value (3)	12.95	12.06	12.15	11.26	6.57

Key performance ratios:
Return on common equity - GAAP (2)	9.41%	8.15%	9.17%	46.72%	5.43%
Return on common equity - operating (1)(2)	9.98	9.48	9.17	46.72	5.43
Return on tangible common equity - operating (1)(2)(3)	11.86	10.24	9.32	47.35	6.27
Return on assets - GAAP	1.00	.85	.91	3.86	.49
Return on assets - operating (1)	1.06	.98	.91	3.86	.49
Dividend payout ratio - GAAP	21.43	20.18	9.91	-	-
Dividend payout ratio - operating (1)	20.27	17.32	9.91	-	-
Net interest margin (fully taxable equivalent)	3.36	3.30	3.26	3.30	3.51
Efficiency ratio - GAAP	59.80	63.96	58.26	63.14	65.43
Efficiency ratio - operating (1)	57.78	58.51	58.26	63.14	65.43
Average equity to average assets	10.54	10.27	9.69	10.35	8.47
Average tangible equity to average assets (3)	9.21	9.74	9.67	10.31	8.38
Average tangible common equity to average assets (3)	9.19	9.66	9.60	7.55	5.54
Tangible common equity to risk-weighted assets (3)	11.84	12.82	13.82	13.17	8.26

ASSET QUALITY
Nonperforming loans	$21,539	$22,653	$17,881	$26,819	$109,894
Foreclosed properties	7,949	4,883	1,726	4,221	18,264
Total nonperforming assets (NPAs)	29,488	27,536	19,607	31,040	128,158
Allowance for loan losses	61,422	68,448	71,619	76,762	107,137
Net charge-offs	6,766	6,259	13,879	93,710	69,831
Allowance for loan losses to loans	.89%	1.14%	1.53%	1.77%	2.57%
Net charge-offs to average loans	.11	.12	.31	2.22	1.69
NPAs to loans and foreclosed properties	.43	.46	.42	.72	3.06
NPAs to total assets	.28	.29	.26	.42	1.88

AVERAGE BALANCES ($ in millions)
Loans	$6,413	$5,298	$4,450	$4,254	$4,166
Investment securities	2,691	2,368	2,274	2,190	2,089
Earning assets	9,257	7,834	6,880	6,649	6,547
Total assets	10,054	8,462	7,436	7,074	6,865
Deposits	8,177	7,055	6,228	6,027	5,885
Shareholders’ equity	1,059	869	720	732	582
Common shares - basic (thousands)	71,910	65,488	60,588	58,787	57,857
Common shares - diluted (thousands)	71,915	65,492	60,590	58,845	57,857

AT PERIOD END ($ in millions)
Loans	$6,921	$5,995	$4,672	$4,329	$4,175
Investment securities	2,762	2,656	2,198	2,312	2,079
Total assets	10,709	9,616	7,558	7,424	6,801
Deposits	8,638	7,873	6,335	6,202	5,952
Shareholders’ equity	1,076	1,018	740	796	581
Common shares outstanding (thousands)	70,899	71,484	60,259	59,432	57,741

(1) Excludes merger-related charges, a 2016 deferred tax asset impairment charge related to cancelled non-qualified stock options and 2015 impairment losses on surplus bank property. (2) Net income available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss). (3) Excludes effect of acquisition related intangibles and associated amortization.

UNITED COMMUNITY BANKS, INC.

Item 6. Selected Financial Data, continued

	2016				2015
	Fourth	Third	Second	First	Fourth	Third	Second	First
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
INCOME SUMMARY
Interest revenue	$87,778	$85,439	$81,082	$80,721	$79,362	$70,828	$65,808	$62,534
Interest expense	6,853	6,450	6,164	5,769	5,598	5,402	4,817	5,292
Net interest revenue	80,925	78,989	74,918	74,952	73,764	65,426	60,991	57,242
Provision for credit losses	-	(300)	(300)	(200)	300	700	900	1,800
Fee revenue	25,233	26,361	23,497	18,606	21,284	18,297	17,266	15,682
Total revenue	106,158	105,650	98,715	93,758	94,748	83,023	77,357	71,124
Expenses	61,321	64,023	58,060	57,885	65,488	54,269	48,420	43,061
Income before income tax expense	44,837	41,627	40,655	35,873	29,260	28,754	28,937	28,063
Income tax expense	17,616	15,753	15,389	13,578	11,052	10,867	11,124	10,393
Net income	27,221	25,874	25,266	22,295	18,208	17,887	17,813	17,670
Preferred dividends	-	-	-	21	25	25	17	-
Net income available to common shareholders – GAAP	$27,221	$25,874	$25,266	$22,274	$18,183	$17,862	$17,796	$17,670
Merger-related and other charges	1,141	3,152	1,176	2,653	9,078	5,744	3,173	-
Income tax benefit of merger-related and other charges	(432)	(1,193)	(445)	(1,004)	(3,486)	(1,905)	(997)	-
Impairment of deferred tax asset on cancelled non- qualified stock options	976	-	-	-	-	-	-	-
Net income available to common shareholders - operating (1)	$28,906	$27,833	$25,997	$23,923	$23,775	$21,701	$19,972	$17,670

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$.38	$.36	$.35	$.31	$.25	$.27	$.28	$.29
Diluted net income - operating (1)	.40	.39	.36	.33	.33	.33	.32	.29
Cash dividends declared	.08	.08	.07	.07	.06	.06	.05	.05
Book value	15.06	15.12	14.80	14.35	14.02	13.95	12.95	12.58
Tangible book value (3)	12.95	13.00	12.84	12.40	12.06	12.08	12.66	12.53

Key performance ratios:
Return on common equity - GAAP (2)(4)	9.89%	9.61%	9.54%	8.57%	7.02%	7.85%	8.83%	9.34%
Return on common equity - operating (1)(2)(4)	10.51	10.34	9.81	9.20	9.18	9.54	9.90	9.34
Return on tangible common equity - operating (1)(2)(3)(4)	12.47	12.45	11.56	10.91	10.87	10.29	10.20	9.46
Return on assets - GAAP (4)	1.03	1.00	1.04	.93	.76	.82	.89	.94
Return on assets - operating (1)(4)	1.10	1.08	1.07	1.00	.99	1.00	1.00	.94
Dividend payout ratio - GAAP	21.05	22.22	20.00	22.58	24.00	22.22	17.86	17.24
Dividend payout ratio - operating (1)	20.00	20.51	19.44	21.21	18.18	18.18	15.63	17.24
Net interest margin (fully taxable equivalent) (4)	3.34	3.34	3.35	3.41	3.34	3.26	3.30	3.31
Efficiency ratio - GAAP	57.65	60.78	59.02	61.94	68.97	64.65	61.63	59.15
Efficiency ratio - operating (1)	56.58	57.79	57.82	59.10	59.41	57.81	57.59	59.15
Average equity to average assets	10.35	10.38	10.72	10.72	10.68	10.39	10.05	9.86
Average tangible equity to average assets (3)	9.04	8.98	9.43	9.41	9.40	9.88	9.91	9.82
Average tangible common equity to average assets (3)	9.04	8.98	9.43	9.32	9.29	9.77	9.83	9.82
Tangible common equity to risk-weighted assets (3)	11.84	12.22	12.87	12.77	12.82	13.08	13.24	13.53

ASSET QUALITY
Nonperforming loans	$21,539	$21,572	$21,348	$22,419	$22,653	$20,064	$18,805	$19,015
Foreclosed properties	7,949	9,187	6,176	5,163	4,883	7,669	2,356	1,158
Total nonperforming assets (NPAs)	29,488	30,759	27,524	27,582	27,536	27,733	21,161	20,173
Allowance for loan losses	61,422	62,961	64,253	66,310	68,448	69,062	70,129	70,007
Net charge-offs	1,539	1,359	1,730	2,138	1,302	1,417	978	2,562
Allowance for loan losses to loans	.89%	.94%	1.02%	1.09%	1.14%	1.15%	1.36%	1.46%
Net charge-offs to average loans (4)	.09	.08	.11	.14	.09	.10	.08	.22
NPAs to loans and foreclosed properties	.43	.46	.44	.45	.46	.46	.41	.42
NPAs to total assets	.28	.30	.28	.28	.29	.29	.26	.26

AVERAGE BALANCES ($ in millions)
Loans	$6,814	$6,675	$6,151	$6,004	$5,975	$5,457	$5,017	$4,725
Investment securities	2,690	2,610	2,747	2,718	2,607	2,396	2,261	2,203
Earning assets	9,665	9,443	9,037	8,876	8,792	8,009	7,444	7,070
Total assets	10,484	10,281	9,809	9,634	9,558	8,634	8,017	7,617
Deposits	8,552	8,307	7,897	7,947	8,028	7,135	6,669	6,369
Shareholders’ equity	1,085	1,067	1,051	1,033	1,021	897	806	751
Common shares - basic (thousands)	71,641	71,556	72,202	72,162	72,135	66,294	62,549	60,905
Common shares - diluted (thousands)	71,648	71,561	72,207	72,166	72,140	66,300	62,553	60,909

AT PERIOD END ($ in millions)
Loans	$6,921	$6,725	$6,287	$6,106	$5,995	$6,024	$5,174	$4,788
Investment securities	2,762	2,560	2,677	2,757	2,656	2,457	2,322	2,201
Total assets	10,709	10,298	9,928	9,781	9,616	9,404	8,237	7,655
Deposits	8,638	8,442	7,857	7,960	7,873	7,897	6,800	6,430
Shareholders’ equity	1,076	1,079	1,060	1,034	1,018	1,013	827	764
Common shares outstanding (thousands)	70,899	70,861	71,122	71,544	71,484	71,472	62,700	60,309

(1) Excludes merger-related charges, a fourth quarter 2016 deferred tax asset impairment charge related to cancelled non-qualified stock options and fourth quarter 2015 impairment losses on surplus bank property. (2) Net income available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss). (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.

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

United reported net income of $101 million, or $1.40 per diluted share, in 2016, compared with $71.6 million, or $1.09 per share in 2015 and $67.6 million, or $1.11 per share, in 2014.

Net interest revenue increased to $310 million for 2016, compared to $257 million in 2015 and $223 million in 2014. The increase was primarily due to higher loan volume, much of which resulted from the acquisitions of Tidelands, Palmetto and MoneyTree (the “Acquisitions”).

Net interest margin increased six basis points to 3.36% in 2016 from 3.30% in 2015 due primarily to a higher yield on the investment securities portfolio and growth in the loan portfolio that led to a more favorable earning asset mix. The average yield on the taxable investment securities portfolio increased 20 basis points from 2015, partly as a result of a change in the investment portfolio composition.

The release of provision for credit losses was $800,000 for 2016, compared to provision expense of $3.70 million for 2015. Net charge-offs for 2016 were $6.77 million, compared to $6.26 million for 2015. Recoveries of previously charged-off amounts remained at elevated levels, with fourth quarter 2016 being the seventh consecutive quarter of recoveries greater than $1 million.

As of December 31, 2016, the allowance for loan losses was $61.4 million, or .89% of loans, compared with $68.4 million, or 1.14% of loans, at the end of 2015, reflecting continued asset quality improvement. Nonperforming assets of $29.5 million were .28% of total assets at December 31, 2016 compared to .29% as of December 31, 2015. The dollar increase year over year was primarily attributable to foreclosed properties assumed in connection with the Tidelands acquisition.

Fee revenue of $93.7 million was up $21.2 million, or 29%, from 2015. The increase was primarily due to the Acquisitions, higher mortgage fees and an increase in gains from sales of government guaranteed loans. Mortgage loan and related fees increased $6.70 million from 2015 due to United’s emphasis on growing its mortgage business by recruiting lenders in metropolitan markets and continued strong refinancing activity. In 2016, United closed $718 million in mortgage loans compared with $494 million in 2015. In 2016, 53%, or $382 million, of the closed loans were for home purchases versus 55%, or $272 million in 2015. Fee revenue is shown in more detail in Table 4. Fee revenue for 2016 included $9.55 million in gains from sales of government guaranteed loans compared to $6.28 million for 2015. Customer derivative fees increased $2.39 million to $4.10 million in 2016 due to increased demand for this product. Deposit service charges and fees were up $5.29 million mostly due to higher deposit balances and related fees resulting from the Acquisitions.

For 2016, operating expenses of $241 million were up $30.1 million, or 14%, from 2015, largely due to the Acquisitions. Salaries and employee benefits expense increased $22.1 million in 2016 mostly due to the Acquisitions and investment in additional staff and new teams to expand the specialized lending area as well as higher incentive compensation in connection with increased lending activity and improvement in earnings performance. Operating expenses for 2016 included $8.12 million of merger-related charges, while operating expenses for 2015 included merger-related charges of $12.0 million and impairment charges on real estate purchased in prior years for future branch expansion of $5.97 million.

Loans at December 31, 2016 were $6.92 billion, up $925 million from the end of 2015, primarily due to the acquisition of Tidelands combined with solid growth in our community banks and specialized lending areas. Deposits were up $764 million to $8.64 billion at December 31, 2016, as United focused on increasing low cost core transaction deposits which grew $489 million in 2016, excluding public funds deposits and the Acquisitions. At the end of 2016, total equity capital was $1.08 billion, up $57.5 million from December 31, 2015, reflecting net income of $101 million, partially offset by the payment of dividends on United’s common stock of $21.6 million and the retirement of common and preferred stock of $23.7 million. At December 31, 2016, all of United’s regulatory capital ratios were significantly above “well-capitalized” levels.

Critical Accounting Policies

The accounting and reporting policies of United and its subsidiaries are in accordance with accounting principles generally accepted in the United States of America and conform to general practices within the banking industry. The more critical accounting and reporting policies include accounting for the allowance for loan losses, fair value measurements and income taxes. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and the accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported.

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

The most significant accounting policies for United are presented in Note 1 to the accompanying consolidated financial statements. These policies, along with the disclosures presented in the other notes to the consolidated financial statements and in this Management’s Discussion and Analysis, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant effect on the financial statements.

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

Additional information on the loan portfolio and allowance for credit losses can be found in the sections of Management’s Discussion and Analysis titled “Asset Quality and Risk Elements” and “Nonperforming Assets” and in the sections of Part I, Item 1 titled “Lending Policy” and “Loan Review and Nonperforming Assets”. Note 1 to the consolidated financial statements includes additional information on accounting policies related to the allowance for loan losses.

Fair Value Measurements

Impaired loans and foreclosed assets may be measured and carried at fair value, the determination of which requires management to make assumptions, estimates and judgments. At December 31, 2016, the percentage of total assets measured at fair value on a recurring basis was 23%. See Note 24 “Fair Value” in the consolidated financial statements herein for additional disclosures regarding the fair value of our assets and liabilities.

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

The fair values for available-for-sale and held-to-maturity securities are generally based upon quoted market prices or observable market prices for similar instruments. Management utilizes a third-party pricing service to assist with determining the fair value of its securities portfolio. The pricing service uses observable inputs when available including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment by management. United periodically reviews available-for-sale securities that are in an unrealized loss position to determine whether other-than-temporary impairment exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost-basis. The primary factors United considers in determining whether impairment is other-than-temporary are long term expectations and recent experience regarding principal and interest payments, and United’s ability and intent to hold the security until the amortized cost basis is recovered.

United uses derivatives primarily to manage its interest rate risk or to help its customers manage their interest rate risk. The fair values of derivative financial instruments are determined based on quoted market prices, dealer quotes and internal pricing models that are primarily sensitive to market observable data. However, United does evaluate the level of these observable inputs and there are some instances, with highly structured transactions, where United has determined that the inputs not directly observable. This is discussed in Note 24 to the consolidated financial statements. United mitigates the credit risk by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, certain counterparties are required to provide collateral to United when their unsecured loss positions exceed certain negotiated limits.

As management has expanded its SBA lending and subsequent loan sales activities, a servicing asset has been recognized (per ASC 860). This asset is recorded at fair value on recognition, and United has elected to carry this asset at fair value for subsequent reporting. Given the nature of the asset, the key valuation inputs are unobservable and United discloses this asset as level 3 item in Note 24.

Beginning in the third quarter of 2016, management elected the fair value option for newly originated mortgage loans held for sale. United elected the fair value option for its portfolio of mortgage loans held for sale in order to reduce certain timing differences and better match changes in fair values of the loans with changes in the value of derivative instruments used to economically hedge them. The fair value of mortgage loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan, and as such is categorized as level 2 in Note 24.

As of December 31, 2016, United had $675,000 of available-for-sale securities, $5.75 million in servicing assets for government guaranteed loans and $11.8 million in derivative financial instruments that were valued using unobservable inputs. The sum of these items represents less than .17% of total assets. United also had $16.3 million in derivative financial instruments recorded as liabilities that were valued using unobservable inputs, which represent .17% of total liabilities.

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

At December 31, 2016, United reported a net deferred tax asset totaling $154 million, net of a valuation allowance of $3.88 million. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. United’s management considers both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified.

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

On July 1, 2016, United completed the acquisition of Tidelands and its wholly-owned bank subsidiary, Tidelands Bank. Tidelands operated seven branches in coastal South Carolina. In connection with the acquisition, United acquired $440 million of assets and assumed $440 million of liabilities. Under the terms of the merger agreement, Tidelands’ shareholders received cash equal to $0.52 per common share, or an aggregate of $2.22 million. Additionally, at closing, United redeemed all of Tidelands’ fixed-rate cumulative preferred stock that was issued to the U.S. Department of the Treasury (the “Treasury”) under the Treasury’s Capital Purchase Program, plus unpaid dividends, for $8.98 million in aggregate. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $10.7 million.

On September 1, 2015, United completed the acquisition of Palmetto and its wholly-owned bank subsidiary, The Palmetto Bank. Palmetto operated 25 branches in South Carolina. In connection with the acquisition, United acquired $1.15 billion of assets and assumed $1.02 billion of liabilities. Total consideration transferred was $244 million of common equity and cash. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $115 million.

On May 1, 2015, United completed the acquisition of MoneyTree and its wholly-owned bank subsidiary, First National Bank. MoneyTree operated ten branches in east Tennessee. In connection with the acquisition, United acquired $459 million of assets and assumed $410 million of liabilities and $9.99 million of preferred stock. Total consideration transferred was $54.6 million of common equity and cash. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $14.7 million.

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

GAAP Reconciliation and Explanation

This Form 10-K contains financial information determined by methods other than in accordance with GAAP. Such non-GAAP financial information includes the following measures: “tangible book value per share,” “tangible equity to assets,” “tangible common equity to assets” and “tangible common equity to risk-weighted assets.” In addition, management presents non-GAAP operating performance measures, which exclude merger-related and other items that are not part of United’s ongoing business operations. Operating performance measures include “expenses – operating,” “net income – operating,” “net income available to common shareholders – operating,” “diluted net income per common share – operating,” “return on common equity – operating,” “return on tangible common equity – operating,” “return on assets – operating,” “dividend payout ratio – operating” and “efficiency ratio – operating.” Management has developed internal processes and procedures to accurately capture and account for merger-related and other charges and those charges are reviewed with the audit committee of United’s Board of Directors each quarter. Management uses these non-GAAP measures because it believes they may provide useful supplemental information for evaluating United’s operations and performance over periods of time, as well as in managing and evaluating United’s business and in discussions about United’s operations and performance. Management believes these non-GAAP measures may also provide users of United?s financial information with a meaningful measure for assessing United?s financial results and credit trends, as well as a comparison to financial results for prior periods. These non-GAAP measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP and are not necessarily comparable to other similarly titled measures used by other companies. To the extent applicable, reconciliations of these non-GAAP measures to the most directly comparable measures as reported in accordance with GAAP are included in the tables on pages 33 through 34.

UNITED COMMUNITY BANKS, INC.

Table 1 - Non-GAAP Performance Measures Reconciliation - Annual

Selected Financial Information

	For the Twelve Months Ended December 31,
(in thousands, except per share data)	2016	2015	2014	2013	2012

Expense reconciliation
Expenses (GAAP)	$241,289	$211,238	$162,865	$174,304	$186,774
Merger-related and other charges	(8,122)	(17,995)	-	-	-
Expenses - operating	$233,167	$193,243	$162,865	$174,304	$186,774

Net income reconciliation
Net income (GAAP)	$100,656	$71,578	$67,620	$273,140	$33,856
Merger-related and other charges	8,122	17,995	-	-	-
Income tax benefit of merger-related and other charges	(3,074)	(6,388)	-	-	-
Impairment of deferred tax asset on cancelled non-qualified stock options	976	-	-	-	-
Net income - operating	$106,680	$83,185	$67,620	$273,140	$33,856

Net income available to common shareholders reconciliation
Net income available to common shareholders (GAAP)	$100,635	$71,511	$67,181	$261,062	$21,708
Merger-related and other charges	8,122	17,995	-	-	-
Income tax benefit of merger-related and other charges	(3,074)	(6,388)	-	-	-
Impairment of deferred tax asset on cancelled non-qualified stock options	976	-	-	-	-
Net income available to common shareholders - operating	$106,659	$83,118	$67,181	$261,062	$21,708

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$1.40	$1.09	$1.11	$4.44	$.38
Merger-related and other charges	.07	.18	-	-	-
Impairment of deferred tax asset on cancelled non-qualified stock options	.01	-	-	-	-
Diluted income per common share - operating	$1.48	$1.27	$1.11	$4.44	$.38

Book value per common share reconciliation
Book value per common share (GAAP)	$15.06	$14.02	$12.20	$11.30	$6.67
Effect of goodwill and other intangibles	(2.11)	(1.96)	(.05)	(.04)	(.10)
Tangible book value per common share	$12.95	$12.06	$12.15	$11.26	$6.57

Return on tangible common equity reconciliation
Return on common equity (GAAP)	9.41%	8.15%	9.17%	46.72%	5.43%
Merger-related and other charges	.48	1.33	-	-	-
Impairment of deferred tax asset on cancelled non-qualified stock options	.09	-	-	-	-
Return on common equity - operating	9.98	9.48	9.17	46.72	5.43
Effect of goodwill and other intangibles	1.88	.76	.15	.63	.84
Return on tangible common equity - operating	11.86%	10.24%	9.32%	47.35%	6.27%

Return on assets reconciliation
Return on assets (GAAP)	1.00%	.85%	.91%	3.86%	.49%
Merger-related and other charges	.05	.13	-	-	-
Impairment of deferred tax asset on cancelled non-qualified stock options	.01	-	-	-	-
Return on assets - operating	1.06%	.98%	.91%	3.86%	.49%

Dividend payout ratio reconciliation
Dividend payout ratio (GAAP)	21.43%	20.18%	9.91%	-%	-%
Merger-related and other charges	(1.02)	(2.86)	-	-	-
Impairment of deferred tax asset on cancelled non-qualified stock options	(.14)	-	-	-	-
Dividend payout ratio - operating	20.27%	17.32%	9.91%	-%	-%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	59.80%	63.96%	58.26%	63.14%	65.43%
Merger-related and other charges	(2.02)	(5.45)	-	-	-
Efficiency ratio - operating	57.78%	58.51%	58.26%	63.14%	65.43%

Average equity to assets reconciliation
Equity to assets (GAAP)	10.54%	10.27%	9.69%	10.35%	8.47%
Effect of goodwill and other intangibles	(1.33)	(.53)	(.02)	(.04)	(.09)
Tangible equity to assets	9.21	9.74	9.67	10.31	8.38
Effect of preferred equity	(.02)	(.08)	(.07)	(2.76)	(2.84)
Tangible common equity to assets	9.19%	9.66%	9.60%	7.55%	5.54%

Tangible common equity to risk-weighted assets reconciliation
Tier 1 capital ratio (Regulatory)	11.23%	11.45%	12.06%	12.74%	14.16%
Effect of other comprehensive income	(.34)	(.38)	(.35)	(.39)	(.51)
Effect of deferred tax limitation	1.26	2.05	3.11	4.26	-
Effect of trust preferred	(.25)	(.08)	(1.00)	(1.04)	(1.15)
Effect of preferred equity	-	(.15)	-	(2.39)	(4.24)
Basel III intangibles transition adjustment	(.06)	(.10)	-	-	-
Basel III disallowed investments	-	.03	-	-	-
Tangible common equity to risk-weighted assets	11.84%	12.82%	13.82%	13.18%	8.26%

UNITED COMMUNITY BANKS, INC.

Table 1 (Continued) - Non-GAAP Performance Measures Reconciliation - Quarterly

Selected Financial Information

	2016				2015
	Fourth	Third	Second	First	Fourth	Third	Second	First
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Expense reconciliation
Expenses (GAAP)	$61,321	$64,023	$58,060	$57,885	$65,488	$54,269	$48,420	$43,061
Merger-related and other charges	(1,141)	(3,152)	(1,176)	(2,653)	(9,078)	(5,744)	(3,173)	-
Expenses - operating	$60,180	$60,871	$56,884	$55,232	$56,410	$48,525	$45,247	$43,061

Net income reconciliation
Net income (GAAP)	$27,221	$25,874	$25,266	$22,295	$18,208	$17,887	$17,813	$17,670
Merger-related and other charges	1,141	3,152	1,176	2,653	9,078	5,744	3,173	-
Income tax benefit of merger-related and other charges	(432)	(1,193)	(445)	(1,004)	(3,486)	(1,905)	(997)	-
Impairment of deferred tax asset on cancelled non-qualified stock options	976	-	-	-	-	-	-	-
Net income - operating	$28,906	$27,833	$25,997	$23,944	$23,800	$21,726	$19,989	$17,670

Net income available to common shareholders reconciliation
Net income available to common shareholders (GAAP)	$27,221	$25,874	$25,266	$22,274	$18,183	$17,862	$17,796	$17,670
Merger-related and other charges	1,141	3,152	1,176	2,653	9,078	5,744	3,173	-
Income tax benefit of merger-related and other charges	(432)	(1,193)	(445)	(1,004)	(3,486)	(1,905)	(997)	-
Impairment of deferred tax asset on cancelled non-qualified stock options	976	-	-	-	-	-	-	-
Net income available to common shareholders - operating	$28,906	$27,833	$25,997	$23,923	$23,775	$21,701	$19,972	$17,670

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$.38	$.36	$.35	$.31	$.25	$.27	$.28	$.29
Merger-related and other charges	.01	.03	.01	.02	.08	.06	.04	-
Impairment of deferred tax asset on cancelled non-qualified stock options	.01	-	-	-	-	-	-	-
Diluted income per common share - operating	$.40	$.39	$.36	$.33	$.33	$.33	$.32	$.29

Book value per common share reconciliation
Book value per common share (GAAP)	$15.06	$15.12	$14.80	$14.35	$14.02	$13.95	$12.95	$12.58
Effect of goodwill and other intangibles	(2.11)	(2.12)	(1.96)	(1.95)	(1.96)	(1.87)	(.29)	(.05)
Tangible book value per common share	$12.95	$13.00	$12.84	$12.40	$12.06	$12.08	$12.66	$12.53

Return on tangible common equity reconciliation
Return on common equity (GAAP)	9.89%	9.61%	9.54%	8.57%	7.02%	7.85%	8.83%	9.34%
Merger-related and other charges	.26	.73	.27	.63	2.16	1.69	1.07	-
Impairment of deferred tax asset on cancelled non-qualified stock options	.36	-	-	-	-	-	-	-
Return on common equity - operating	10.51	10.34	9.81	9.20	9.18	9.54	9.90	9.34
Effect of goodwill and other intangibles	1.96	2.11	1.75	1.71	1.69	.75	.30	.12
Return on tangible common equity - operating	12.47%	12.45%	11.56%	10.91%	10.87%	10.29%	10.20%	9.46%

Return on assets reconciliation
Return on assets (GAAP)	1.03%	1.00%	1.04%	.93%	.76%	.82%	.89%	.94%
Merger-related and other charges	.03	.08	.03	.07	.23	.18	.11	-
Impairment of deferred tax asset on cancelled non-qualified stock options	.04	-	-	-	-	-	-	-
Return on assets - operating	1.10%	1.08%	1.07%	1.00%	.99%	1.00%	1.00%	.94%

Dividend payout ratio reconciliation
Dividend payout ratio (GAAP)	21.05%	22.22%	20.00%	22.58%	24.00%	22.22%	17.86%	17.24%
Merger-related and other charges	(.54)	(1.71)	(.56)	(1.37)	(5.82)	(4.04)	(2.23)	-
Impairment of deferred tax asset on cancelled non-qualified stock options	(.51)	-	-	-	-	-	-	-
Dividend payout ratio - operating	20.00%	20.51%	19.44%	21.21%	18.18%	18.18%	15.63%	17.24%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	57.65%	60.78%	59.02%	61.94%	68.97%	64.65%	61.63%	59.15%
Merger-related and other charges	(1.07)	(2.99)	(1.20)	(2.84)	(9.56)	(6.84)	(4.04)	-
Efficiency ratio - operating	56.58%	57.79%	57.82%	59.10%	59.41%	57.81%	57.59%	59.15%

Average equity to assets reconciliation
Equity to assets (GAAP)	10.35%	10.38%	10.72%	10.72%	10.68%	10.39%	10.05%	9.86%
Effect of goodwill and other intangibles	(1.31)	(1.40)	(1.29)	(1.31)	(1.28)	(.51)	(.14)	(.04)
Tangible equity to assets	9.04	8.98	9.43	9.41	9.40	9.88	9.91	9.82
Effect of preferred equity	-	-	-	(.09)	(.11)	(.11)	(.08)	-
Tangible common equity to assets	9.04%	8.98%	9.43%	9.32%	9.29%	9.77%	9.83%	9.82%

Tangible common equity to risk-weighted assets reconciliation
Tier 1 capital ratio (Regulatory)	11.23%	11.04%	11.44%	11.32%	11.45%	11.40%	11.86%	11.53%
Effect of other comprehensive income	(.34)	-	(.06)	(.25)	(.38)	(.23)	(.28)	(.19)
Effect of deferred tax limitation	1.26	1.50	1.63	1.85	2.05	2.24	2.49	2.86
Effect of trust preferred	(.25)	(.26)	(.08)	(.08)	(.08)	(.08)	(.63)	(.67)
Effect of preferred equity	-	-	-	-	(.15)	(.15)	(.17)	-
Basel III intangibles transition adjustment	(.06)	(.06)	(.06)	(.07)	(.10)	(.13)	(.06)	(.04)
Basel III disallowed investments	-	-	-	-	.03	.03	.03	.04
Tangible common equity to risk-weighted assets	11.84%	12.22%	12.87%	12.77%	12.82%	13.08%	13.24%	13.53%

Results of Operations

United reported net income of $101 million for the year ended December 31, 2016. This compared to net income of $71.6 million in 2015. Diluted earnings per common share for 2016 were $1.40, compared to diluted earnings per common share for 2015 of $1.09.

Net Interest Revenue

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and other liabilities) is the single largest component of United’s revenue. Management seeks to optimize this revenue while balancing interest rate, credit, and liquidity risks. Net interest revenue for 2016 was $310 million, compared to $257 million for 2015 and $223 million for 2014. Taxable equivalent net interest revenue totaled $311 million in 2016, an increase of $52.1 million, or 20%, from 2015. Taxable equivalent net interest revenue for 2015 increased $34.3 million, or 15%, from 2014.

The combination of the larger earning asset base from the Acquisitions and growth in the loan portfolio were responsible for the increase in net interest revenue. The acquisition of Tidelands on July 1, 2016, Palmetto on September 1, 2015 and MoneyTree on May 1, 2015 contributed to the increase as the acquired entities’ results are included in consolidated results beginning on the relevant acquisition date.

Average loans increased $1.12 billion, or 21%, from 2015, while the yield on loans decreased three basis points, reflecting ongoing pricing pressure on new and renewed loans.

Average interest-earning assets for 2016 increased $1.42 billion, or 18%, from 2015, which was due primarily to the increase in loans, including the acquisitions of Tidelands, Palmetto and MoneyTree loans. Average investment securities for 2016 increased $323 million from a year ago, partially due to the Acquisitions. The average yield on the taxable investment portfolio increased 20 basis points from a year ago, primarily due to the impact of higher short-term interest rates on the floating rate portion of the securities portfolio as well as accelerated discount accretion on called agency bonds and higher yields on fixed rate investments.

Average interest-bearing liabilities in 2016 increased $856 million, or 15%, from the prior year as funding needs increased with the increase in loans and a larger securities portfolio. Average noninterest-bearing deposits increased $531 million from 2015 to 2016 providing some of United’s 2016 funding needs. The average cost of interest-bearing liabilities for 2016 was .39% compared to .38% for 2015, reflecting a higher average rate on interest-bearing deposits, specifically money market accounts and brokered deposits.

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

For 2016, 2015 and 2014, the net interest spread was 3.24%, 3.19%, and 3.13%, respectively, while the net interest margin was 3.36%, 3.30%, and 3.26%, respectively. Although loan yields continued to decline in 2016 due to competitive pricing pressure on new and renewed loans and a shift in loan mix to more floating rate loans, this decline was offset by an increase in the yield on investment securities. The increase in both ratios from 2014 to 2015 was due to growth in the loan portfolio which improved the earning asset mix, an increase in the taxable investment securities yield and a decrease in the cost of deposits and borrowed funds.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-bearing liabilities.

Table 2 - Average Consolidated Balance Sheet and Net Interest Margin Analysis

For the Years Ended December 31,

(In thousands, fully taxable equivalent)

	2016			2015			2014
	Average		Avg.	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans (1)(2)	$6,412,740	$268,478	4.19%	$5,297,687	$223,713	4.22%	$4,450,268	$197,039	4.43%
Taxable securities (3)	2,665,051	63,413	2.38	2,342,533	51,143	2.18	2,255,084	47,755	2.12
Tax-exempt securities (1)(3)	26,244	1,005	3.83	25,439	1,154	4.54	19,279	1,209	6.27
Federal funds sold and other interest-earning assets	152,722	3,149	2.06	168,494	3,799	2.25	155,803	3,966	2.55
Total interest-earning assets	9,256,757	336,045	3.63	7,834,153	279,809	3.57	6,880,434	249,969	3.63
Non-interest-earning assets:
Allowance for loan losses	(65,294)			(71,001)			(75,237)
Cash and due from banks	95,613			81,244			67,818
Premises and equipment	187,698			174,835			161,391
Other assets (3)	579,051			442,878			401,240
Total assets	$10,053,825			$8,462,109			$7,435,646

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,826,729	$1,903	.10	$1,563,911	$1,505	.10	$1,396,373	$1,651	.12
Money market	1,941,288	4,982	.26	1,678,765	3,466	.21	1,389,837	3,060	.22
Savings deposits	515,179	135	.03	372,414	98	.03	277,351	81	.03
Time deposits	1,289,876	3,138	.24	1,269,360	4,823	.38	1,362,873	7,009	.51
Brokered deposits	171,420	(2)	.00	269,162	(1,067)	(.40)	293,657	124	.04
Total interest-bearing deposits	5,744,492	10,156	.18	5,153,612	8,825	.17	4,720,091	11,925	.25
Federal funds purchased, repurchase agreeements, & other short-term borrowings	34,906	399	1.14	49,301	364	.74	74,541	2,160	2.90
Federal Home Loan Bank advances	499,026	3,676	.74	250,404	1,743	.70	175,481	912	.52
Long-term debt	170,479	11,005	6.46	139,979	10,177	7.27	129,865	10,554	8.13
Total borrowed funds	704,411	15,080	2.14	439,684	12,284	2.79	379,887	13,626	3.59
Total interest-bearing liabilities	6,448,903	25,236	.39	5,593,296	21,109	.38	5,099,978	25,551	.50
Non-interest-bearing liabilities:
Non-interest-bearing deposits	2,432,846			1,901,521			1,507,944
Other liabilities	112,774			97,890			107,523
Total liabilities	8,994,523			7,592,707			6,715,445
Shareholders’ equity	1,059,302			869,402			720,201
Total liabilities and shareholders’ equity	$10,053,825			$8,462,109			$7,435,646
Net interest revenue		$310,809			$258,700			$224,418
Net interest-rate spread			3.24%			3.19%			3.13%
Net interest margin (4)			3.36%			3.30%			3.26%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal rate and the federal tax adjusted state tax rate.
(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $16.0 million, $11.4 million and $3.36 million in 2016, 2015 and 2014, respectively, are included in other assets for purposes of this presentation.
(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

The following table shows the relative effect on net interest revenue of changes in the average outstanding balances (volume) of interest-earning assets and interest-bearing liabilities and the rates earned and paid by United on such assets and liabilities.

Table 3 - Change in Interest Revenue and Interest Expense

(in thousands, fully taxable equivalent)

	2016 Compared to 2015			2015 Compared to 2014
	Increase (decrease)			Increase (decrease)
	due to changes in			due to changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$46,699	$(1,934)	$44,765	$36,124	$(9,450)	$26,674
Taxable securities	7,424	4,846	12,270	1,884	1,504	3,388
Tax-exempt securities	36	(185)	(149)	329	(384)	(55)
Federal funds sold and other interest-earning assets	(340)	(310)	(650)	308	(475)	(167)
Total interest-earning assets	53,819	2,417	56,236	38,645	(8,805)	29,840

Interest-bearing liabilities:
Interest-bearing deposits:
NOW	267	131	398	184	(330)	(146)
Money Market	594	922	1,516	606	(200)	406
Savings deposits	37	-	37	26	(9)	17
Time deposits	77	(1,762)	(1,685)	(455)	(1,731)	(2,186)
Brokered deposits	284	781	1,065	(9)	(1,182)	(1,191)
Total interest-bearing deposits	1,259	72	1,331	352	(3,452)	(3,100)
Federal funds purchased, repurchase agreements & other short-term borrowings	(127)	162	35	(561)	(1,235)	(1,796)
Federal Home Loan Bank advances	1,826	107	1,933	463	368	831
Long-term debt	2,053	(1,225)	828	785	(1,162)	(377)
Total borrowed funds	3,752	(956)	2,796	687	(2,029)	(1,342)
Total interest-bearing liabilities	5,011	(884)	4,127	1,039	(5,481)	(4,442)

Increase (decrease) in net interest revenue	$48,808	$3,301	$52,109	$37,606	$(3,324)	$34,282

Any variance attributable jointly to volume and rate changes is allocated to the volume and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Credit Losses

The provision for credit losses is based on management’s evaluation of probable incurred losses in the loan portfolio and unfunded loan commitments as measured by analysis of the allowance for credit losses at the end of each reporting period. The release of provision for credit losses was $800,000 in 2016, compared with provision expense of $3.70 million in 2015 and $8.50 million in 2014. The amount of provision recorded in each year was the amount required such that the total allowance for credit losses reflected the appropriate balance, in the estimation of management, and was sufficient to cover incurred losses in the loan portfolio. The improvement in 2016 reflects overall improvement in a number of troubled debt restructuruings (“TDRs”) as well as continued strong credit quality and a low overall level of net charge-offs. In 2015, the provision for loan losses decreased partly due to lower levels of charge offs along with increased recoveries. The ratio of net loan charge-offs to average outstanding loans for 2016 was .11% compared with .12% for 2015 and .31% for 2014.

The allowance for unfunded loan commitments, which is included in other liabilities in the consolidated balance sheet, represents probable incurred losses on unfunded loan commitments that are expected to result in outstanding loan balances. The allowance for unfunded loan commitments was established through the provision for credit losses. At December 31, 2016, the allowance for unfunded commitments was $2.00 million compared with $2.54 million at December 31, 2015 and $1.93 million at December 31, 2014.

Additional discussion on credit quality and the allowance for loan losses is included in the “Asset Quality and Risk Elements” and “Critical Accounting Polices” sections of this report, as well as Note 1 to the consolidated financial statements.

Fee Revenue

Fee revenue was $93.7 million in 2016, compared with $72.5 million in 2015 and $55.6 million in 2014. The following table presents the components of fee revenue for the periods indicated.

Table 4 - Fee Revenue

For the Years Ended December 31,

(in thousands)

				Change
	2016	2015	2014	2016-2015
Overdraft fees	$13,883	$12,503	$11,871	11%
ATM and debit card interchange fees	20,839	17,667	15,295	18
Other service charges and fees	7,391	6,655	5,907	11
Service charges and fees	42,113	36,825	33,073	14
Mortgage loan and related fees	20,292	13,592	7,520	49
Brokerage fees	4,280	5,041	4,807	(15)
Gains from sales of government guaranteed loans	9,545	6,276	2,615	52
Customer derivatives	4,104	1,713	729	140
Securities gains, net	982	2,255	4,871
Losses on prepayment of borrowings	-	(1,294)	(4,446)
Other	12,381	8,121	6,385	52
Total fee revenue	$93,697	$72,529	$55,554	29

Service charges and fees of $42.1 million were up $5.29 million, or 14%, from 2015. The increase for both 2016 and 2015 was primarily due to increased deposit balances driven primarily by the Acquisitions.

Mortgage loan and related fees of $20.3 million were up $6.70 million, or 49%, from 2015. In 2016, United closed 3,246 mortgage loans totaling $718 million compared with 2,538 loans totaling $494 million in 2015 and 1,639 loans totaling $276 million in 2014. The increase reflects United’s focus on growing the mortgage business by recruiting new mortgage lenders in key metropolitan markets and an increase in refinancing activity. In 2016, new home purchase mortgages of $382 million accounted for 53% of production volume compared with $272 million, or 55%, of production volume in 2015 and $174 million, or 63%, of production volume in 2014. Also, late in 2016, United switched from best efforts delivery to mandatory delivery which improved the profitability of the mortgage business.

Brokerage fees of $4.28 million for 2016 decreased $761,000, or 15%, from 2015, reflecting weak market activity and changes in industry practices in advance of the United States Department of Labor’s new fiduciary rule that becomes effective in April 2017. Brokerage fees increased in 2015 compared to 2014 as a result of United’s focus on growing its advisory services business.

In 2016, United realized $9.55 million in gains from the sales of the guaranteed portion of SBA and USDA loans, compared to $6.28 million and $2.62 million, respectively, in 2015 and 2014. United’s SBA/USDA lending strategy includes selling a portion of the loan production each quarter. United retains the servicing rights on the sold loans and earns a fee for servicing the loans. In 2016, United sold the guaranteed portion of loans in the amount of $120 million, compared to $70.7 million and $28.3 million, respectively, for 2015 and 2014. The growth in 2016 compared to 2015 reflects an increase in the numbers of loans closed due to additional lenders and cross-selling the product through our community banks as well as the completion of construction projects.

Fees from customer swap transactions of $4.10 million were up $2.39 million from 2015 due to an increase in customer demand to lock in low fixed rates on their loans. United provides interest rate swaps to commercial customers who desire fixed rate loans. United makes a floating rate loan to those customers and enters into an interest rate swap contract with the customer to swap the floating rate to a fixed rate. United then enters into an offsetting swap with a swap dealer with terms that mirror the customer swap. The fixed and variable legs of the customer and dealer swaps offset leaving United with the equivalent of a variable rate loan.

United recognized net securities gains of $982,000, $2.26 million and $4.87 million during 2016, 2015 and 2014, respectively. In 2015, United incurred $1.29 million in debt prepayment charges due to the redemption of $49.3 million in trust preferred securities with an average rate of approximately 9% and prepayment of $6 million in structured repurchase agreements with an average rate of 4%. United also recognized losses from the prepayment of structured repurchase agreements totaling $4.45 million in 2014. The losses were part of the same balance sheet management activities and had the effect of offsetting the securities gains in each respective period.

Other fee revenue of $12.4 million for 2016 was up $4.26 million from 2015, due to a number of factors. Volume driven increases in earnings from bank owned life insurance policies account for $639,000 of the increase. Also included in 2016 other fee revenue is a payment for the settlement of a vendor dispute over trust fees totaling $638,000. The remaining increase is primarily due to higher fees from a number of miscellaneous banking services. Other fee revenue of $8.12 million for 2015 was up $1.74 million from 2014, primarily due to volume driven increases in income from bank owned life insurance and merchant services combined with gains on sales of former branch facilities.

Operating Expense

The following table presents the components of operating expenses for the periods indicated.

Table 5 - Operating Expenses

For the Years Ended December 31,

(in thousands)

				Change
	2016	2015	2014	2016-2015
Salaries and employee benefits	$138,789	$116,688	$100,941	19%
Communications and equipment	18,355	15,273	12,523	20
Occupancy	19,603	15,372	13,513	28
Advertising and public relations	4,426	3,667	3,461	21
Postage, printing and supplies	5,382	4,273	3,542	26
Professional fees	11,822	10,175	7,907	16
FDIC assessments and other regulatory charges	5,866	5,106	4,792	15
Amortization of intangibles	4,182	2,444	1,348	71
Other	24,742	20,245	14,838	22
Total excluding merger-related and other charges	233,167	193,243	162,865	21
Merger-related and other charges	8,122	17,995	-	(55)
Total operating expenses	$241,289	$211,238	$162,865	14

Operating expenses were $241 million in 2016 as compared to $211 million in 2015 and $163 million in 2014. The increase mostly reflects the inclusion of operating expenses associated with the Acquisitions and higher salaries and employee benefits expense resulting from investing in specialized lending areas and other strategic hiring. The increase in 2015 from 2014 was due to similar reasons as well as impairment on several bank surplus properties and merger-related charges.

Salaries and employee benefits expense for 2016 was $139 million, an increase of $22.1 million, or 19%, from 2015. The increase was due to a number of factors including investments in additional staff and new teams to expand specialized lending and other key areas and additional staff resulting from the Acquisitions. Full time equivalent headcount totaled 1,916 at December 31, 2016 compared to 1,883 at December 31, 2015 and 1,506 at December 31, 2014.

Communications and equipment expense of $18.4 million for 2016 was up $3.08 million, or 20%, from 2015 due to higher local and long distance telephone charges, higher data circuits charges, and higher equipment depreciation charges mostly resulting from the Acquisitions. The increase in 2015 from 2014 reflects higher software maintenance costs and merger-related increases.

Occupancy expense of $19.6 million for 2016 was up $4.23 million, or 28%, compared to 2015, primarily due to higher depreciation and lease rental charges for the expanded branch network resulting from the Acquisitions. Maintenance charges were also up in 2016 reflecting the larger branch network. The increase from 2014 to 2015 was primarily related to the Acquisitions and expansion into additional metropolitan areas.

Postage, printing and supplies expense for 2016 was $5.38 million, an increase of 26% from 2015, partly due to the Acquisitions. Similarly, the increase from 2014 to 2015 was primarily due to acquisition activity.

Professional fees were $11.8 million for 2016, up $1.65 million, or 16%, from 2015, primarily due to compliance projects and process improvement projects to improve operating efficiency. The increase in 2015 from 2014 was primarily due to higher legal and consulting fees relating to various corporate projects, including projects to enhance our productivity as well as model validations and improvements to our regulatory compliance function.

FDIC assessments and other regulatory charges expense for 2016 was $5.87 million, an increase of $760,000, or 15%, from 2015 due to a larger balance sheet. Amortization of intangibles increased in 2016 and 2015 due to Acquisition-related core deposit intangibles.

In 2016, merger-related and other charges of $8.12 million included severance, conversion, legal and professional charges related to the Acquisitions. The 2016 charges were primarily related to the Palmetto and Tidelands acquisitions. In 2015, merger-related and other charges of $18.0 million included $12.0 million of merger-related charges, primarily severance, conversion costs and legal and professional fees related to the Palmetto and MoneyTree acquisitions, and $5.97 million of impairment on real estate purchased in prior years for future branch expansion.

Other expenses totaled $24.7 million for 2016, compared to $20.2 million in 2015 and $14.8 million in 2014, mostly due to higher lending support costs due to increased lending activity, higher ATM and internet banking costs due to higher volume, and higher servicing costs on United’s indirect auto lending portfolio due to growth in that portfolio. The increase in the expense categories not specifically mentioned was primarily due to the Acquisitions.

Income Taxes

Income tax expense was $62.3 million in 2016, compared to income tax expense of $43.4 million in 2015 and $39.5 million in 2014. Income tax expense for 2016, 2015 and 2014 represents an effective tax rate of 38.2%, 37.8% and 36.8%, respectively. The tax rate for 2017 is expected to be approximately 37.4% reflecting the mix of taxable and tax-exempt income.

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

Based on all evidence considered, as of December 31, 2016 and 2015, management concluded that it was more likely than not that the net deferred tax asset would be realized. With continuous improvements in credit quality, quarterly earnings for the past several years have closely followed management’s forecast for these periods. The improvement in management’s ability to produce reliable forecasts, continuous and significant improvements in credit quality, and a sustained period of profitability were given appropriate weighting in our analysis, and such evidence was considered sufficient to overcome the weight of the negative evidence related to the significant operating losses in prior years.

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

Fourth Quarter 2016 Discussion

Net interest revenue for the fourth quarter of 2016 increased $7.16 million, or 10%, to $80.9 million from the same period a year ago, primarily due to solid loan growth, including acquisition-related growth, and a higher yield on the securities portfolio. The yield on the securities portfolio increased partly due to the impact of rising interest rates on the variable portion of the securities portfolio. The net interest margin for the fourth quarter of 2016 remained flat at 3.34% compared to the fourth quarter of 2015.

United did not record a provision for credit losses in the fourth quarter of 2016, compared to provision expense of $300,000 for the fourth quarter of 2015. The decrease was primarily due to overall improvement in portfolio credit quality, including strong recoveries of previously charged off loans.

The following table presents the components of fee revenue for the periods indicated.

Table 6 - Quarterly Fee Revenue

(in thousands)

	Three Months Ended
	December 31,
	2016	2015	Change
Overdraft fees	$3,545	$3,872	(8)%
ATM and debit card fees	5,250	5,445	(4)
Other service charges and fees	1,858	2,183	(15)
Service charges and fees	10,653	11,500	(7)
Mortgage loan and related fees	6,516	3,290	98
Brokerage fees	911	1,058	(14)
Gains on sales of government guaranteed loans	3,028	1,995	52
Customer derivatives	821	399	106
Securities gains, net	60	378
Other	3,244	2,664	22
Total fee revenue	$25,233	$21,284	19

Fee revenue for the fourth quarter of 2016 of $25.2 million increased $3.95 million, or 19%, from $21.3 million for the fourth quarter of 2015. Service charges and fees on deposit accounts of $10.7 million decreased $847,000, or 7%, from $11.5 million for the fourth quarter of 2015, primarily due to product changes after the Palmetto system conversion. Mortgage fees of $6.52 million increased $3.23 million, or 98%, from $3.29 million in the fourth quarter of 2015 due to higher loan origination volume. United closed $194 million in mortgage loans in the fourth quarter of 2016, of which 46% were for new home purchases, compared to $138 million in the fourth quarter of 2015, of which 55% were for new home purchases. Sales of $41.1 million in government guaranteed loans in fourth quarter 2016 resulted in net gains of $3.03 million, compared to $25.1 million sold in fourth quarter 2015, resulting in net gains of $2.0 million. Customer derivative fees increased in the fourth quarter of 2016 compared with a year ago due to an increase in customer demand for the product. Other fee revenue of $3.24 million increased $580,000, or 22%, from the fourth quarter of 2015, partially due to volume driven increases in earnings on bank owned life insurance policies, increases in miscellaneous banking fees and increases in the value of equity investments held by United.

The following table presents operating expenses for the periods indicated.

Table 7 - Quarterly Operating Expenses

(in thousands)

	Three Months Ended
	December 31,
	2016	2015	Change
Salaries and employee benefits	$35,677	$32,939	8%
Communications and equipment	4,753	4,735	-
Occupancy	5,210	4,666	12
Advertising and public relations	1,151	978	18
Postage, printing and supplies	1,353	1,293	5
Professional fees	2,773	3,331	(17)
FDIC assessments and other regulatory charges	1,413	1,463	(3)
Amortization of intangibles	1,066	1,041	2
Other	6,784	5,964	14
Total excluding merger-related and other charges	60,180	56,410	7
Merger-related and other charges	1,141	9,078	(87)
Total operating expenses	$61,321	$65,488	(6)

Operating expenses of $61.3 million decreased 6% from $65.5 million for the fourth quarter of 2015, largely due to lower merger-related and other charges. Salaries and employee benefit costs of $35.7 million were up $2.74 million from the fourth quarter of 2015, due primarily to additional staff resulting from the Tidelands acquisition and investment in additional staff and new teams to expand specialized lending and other key areas, as well as higher commissions and incentives due to business growth. Occupancy expense of $5.21 million was up $544,000 for the fourth quarter of 2016 compared to 2015, primarily due to additional locations attributable to the Tidelands acquisition. Professional fees decreased 17% to $2.77 million in fourth quarter 2016 compared to fourth quarter 2015 due primarily to higher consulting fees in 2015 relating to various corporate projects to enhance productivity, model validations, and improve our regulatory compliance function. Other expenses of $6.78 million were up 14% from the fourth quarter of 2015, primarily due to higher lending support costs resulting from higher production volume in the specialized lending areas. For the fourth quarter of 2015, merger-related and other charges of $9.08 million included $3.11 million of merger charges primarily related to the Palmetto acquisition and $5.97 million of impairment charges on bank-owned real estate acquired in prior years for expansion.

Balance Sheet Review

Total assets at December 31, 2016 were $10.7 billion, an increase of $1.09 billion, or 11%, from December 31, 2015. On a daily average basis, total assets increased $1.59 billion, or 19%, from 2015 to 2016. Average interest earning assets for 2016 and 2015 were $9.26 billion and $7.83 billion, respectively.

Loans

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, South Carolina and Tennessee, including customers who have a seasonal residence in United’s market areas, except for specific specialized lending strategies such as SBA and franchise lending. More than 76% of the loans are secured by real estate. Total loans averaged $6.41 billion in 2016, compared with $5.30 billion in 2015, an increase of 21%. At December 31, 2016, total loans were $6.92 billion, an increase of $925 million, or 15%, from December 31, 2015. Loans increased year over year due to organic growth and the Tidelands acquisition.

In the fourth quarter of 2016, certain loan balances previously shown as retail loans were reclassified to several commercial categories to better align the reporting with the business purpose or underlying credit risk of the loans, rather than the collateral type. At December 31, 2015 and 2014, the reclassifications moved approximately $275 million and $262 million, respectively, in residential mortgages and home equity lines from the residential mortgage and home equity lines of credit categories to the owner-occupied and income-producing commercial real estate categories. Although these loans were secured by one-to-four family residential properties, their purpose was commercial since they included residential home rental property and business purpose loans secured by the borrower’s primary residence. In addition, at December 31, 2015 and 2014, approximately $176 million and $169 million, respectively, in residential construction loans were reclassified to the commercial construction category. These reclassified loans are to professional builders and developers of residential properties. Reclassifying these balances better aligns the loan categories with the management of credit risk. Historic charge-offs and recoveries on these same loans have also been reclassified, as well as the corresponding allowance for loan loss balances.

The following table presents the composition of United’s loan portfolio for the last five years.

Table 8 - Loans Outstanding

As of December 31,

(in thousands)

Loans by Category	2016	2015	2014	2013	2012
Owner occupied commercial real estate	$1,650,360	$1,570,988	$1,256,779	$1,237,623	$1,253,588
Income producing commercial real estate	1,281,541	1,020,464	766,834	807,093	891,120
Commercial & industrial	1,069,715	784,870	709,615	470,702	456,467
Commercial construction	633,921	518,335	364,564	336,158	406,821
Total commercial	4,635,537	3,894,657	3,097,792	2,851,576	3,007,996
Residential mortgage	856,725	764,175	613,592	603,719	517,306
Home equity lines of credit	655,410	589,325	455,825	430,530	374,817
Residential construction	190,043	176,202	131,382	136,292	122,333
Consumer installment	123,567	115,111	104,899	111,045	114,117
Indirect auto	459,354	455,971	268,629	196,104	38,439
Total loans	$6,920,636	$5,995,441	$4,672,119	$4,329,266	$4,175,008

Loans by Market	2016	2015	2014	2013	2012
North Georgia	$1,096,974	$1,125,123	$1,163,479	$1,240,234	$1,363,723
Atlanta MSA	1,398,657	1,259,377	1,243,535	1,235,378	1,203,937
North Carolina	544,792	548,591	552,527	571,971	579,085
Coastal Georgia	581,138	536,598	455,709	423,045	400,022
Gainesville MSA	247,410	254,016	257,449	254,655	261,406
East Tennessee	503,843	504,277	280,312	279,587	282,863
South Carolina	1,233,185	819,560	29,786	3,787	-
Specialized Lending	855,283	491,928	420,693	124,505	45,533
Indirect auto	459,354	455,971	268,629	196,104	38,439
Total loans	$6,920,636	$5,995,441	$4,672,119	$4,329,266	$4,175,008

As of December 31, 2016, United’s 25 largest credit relationships consisted of loans and loan commitments ranging from $31.3 million to $17.4 million, with an aggregate total credit exposure of $520 million. Total credit exposure includes $123 million in unfunded commitments and $397 million in balances outstanding, excluding participations sold. United had nine lending relationships whose total credit exposure exceeded $20 million of which only four relationships were in excess of $25 million.

The following table sets forth the maturity distribution of commercial and construction loans, including the interest rate sensitivity for loans maturing after one year.

Table 9 - Loan Portfolio Maturity

As of December 31, 2016

(in thousands)

					Rate Structure for Loans
	Maturity				Maturing Over One Year
	One Year	One through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate
Commercial (commercial and industrial)	$262,348	$555,411	$251,956	$1,069,715	$297,576	$509,791
Construction (commercial and residential)	275,581	374,941	173,442	823,964	174,712	373,671
Total	$537,929	$930,352	$425,398	$1,893,679	$472,288	$883,462

Asset Quality and Risk Elements

United manages asset quality and controls credit risk through review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices. United’s credit administration function is responsible for monitoring asset quality and Board of Directors approved portfolio concentration limits, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures among all of the community banks and specialized lending areas. Additional information on United’s credit administration function is included in Item 1 under the heading “Loan Review and Nonperforming Assets.”

United classifies performing loans as “substandard” when there is a well-defined weakness or weaknesses that jeopardizes the repayment by the borrower and there is a distinct possibility that United could sustain some loss if the deficiency is not corrected.

United’s home equity lines generally require the payment of interest only for a set period after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both principal and interest. At December 31, 2016 and 2015, the funded portion of home equity lines totaled $655 million and $589 million, respectively. Approximately 3% of the home equity loans at December 31, 2016 were amortizing. Of the $655 million in balances outstanding at December 31, 2016, $384 million, or 59%, were first liens. At December 31, 2016, 56% of the total available home equity lines were drawn upon.

United monitors the performance of its home equity loans and lines secured by second liens similar to other consumer loans and utilizes assumptions specific to these loans in determining the necessary allowance. United generally receives notification when the first lien holder is in the process of foreclosure and upon that notification, United obtains valuations to determine if any additional charge-offs or reserves are warranted.

The table below presents performing classified loans for the last five years.

Table 10 - Performing Classified Loans

(in thousands)

	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2015	2014	2013	2012
By Category
Owner occupied commercial real estate	$42,169	$44,790	$52,671	$51,395	$76,836
Income producing commercial real estate	29,379	37,638	29,194	45,363	66,928
Commercial & industrial	8,903	5,967	7,664	9,267	18,184
Commercial construction	8,840	8,622	14,263	29,186	54,114
Total commercial	89,291	97,017	103,792	135,211	216,062
Residential mortgage	15,324	18,141	15,985	25,040	28,653
Home equity	5,060	6,851	5,181	7,967	9,824
Residential construction	2,726	3,548	1,479	1,947	3,749
Consumer installment	584	757	1,382	2,538	3,653
Indirect auto	1,362	1,213	574	-	-
Total	$114,347	$127,527	$128,393	$172,703	$261,941

By Market
North Georgia	$39,438	$46,668	$55,821	$69,510	$105,851
Atlanta MSA	17,954	25,723	31,201	42,955	75,305
North Carolina	11,089	14,087	16,479	18,954	28,657
Coastal Georgia	4,516	5,187	15,642	18,561	17,421
Gainesville MSA	713	566	1,109	14,916	19,251
East Tennessee	7,485	9,522	5,933	7,591	13,131
South Carolina	31,623	23,620	-	-	-
Specialized lending	167	941	1,634	216	2,325
Indirect auto	1,362	1,213	574	-	-
Total loans	$114,347	$127,527	$128,393	$172,703	$261,941

At December 31, 2016, performing classified loans totaled $114 million and decreased $13.2 million from December 31, 2015. The decrease from 2015 reflects a general declining trend, partially offset by an increase due to the acquisitions in 2015. Performing classified loans have been on a downward trend as credit conditions have continued to improve and problem credits are resolved.

Reviews of classified performing and non-performing loans, TDRs, past due loans and larger credits, are conducted on a regular basis and are designed to identify risk migration and potential charges to the allowance for loan losses. These reviews are presented by the responsible lending officers and specific action plans are discussed along with the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, changes in risk profile, the effect of prevailing economic conditions on the borrower and other factors specific to the borrower and its industry. In addition to internal loan review, management also uses external loan review to ensure the objectivity of the loan review process.

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

Table 11 - Allocation of Allowance for Credit Losses

As of December 31,

(in thousands)

	2016		2015		2014		2013		2012
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial (secured by real estate)	$25,289	42	$29,564	43	$32,691	43	$29,430	47	$30,394	51
Commercial & industrial	3,810	16	4,433	13	3,252	15	6,504	11	5,423	11
Commercial construction	13,405	9	9,553	9	10,901	8	10,702	8	25,359	10
Total commercial	42,504	67	43,550	65	46,844	66	46,636	66	61,176	72
Residential mortgage	13,144	22	18,675	23	18,609	23	16,185	24	24,984	21
Residential construction	3,264	3	4,002	3	4,374	3	5,219	3	8,920	3
Consumer installment	2,510	8	2,221	9	1,792	8	2,479	7	2,744	4
Unallocated	-		-		-		6,243		9,313
Total allowance for loan losses	61,422	100	68,448	100	71,619	100	76,762	100	107,137	100
Allowance for unfunded commitments	2,002		2,542		1,930		2,165		-
Total allowance for credit losses	$63,424		$70,990		$73,549		$78,927		$107,137

* Loan balance in each category, expressed as a percentage of total loans.

The following table presents a summary of changes in the allowance for credit losses for each of the past five years.

Table 12 - Allowance for Credit Losses

Years Ended December 31,

(in thousands)

	2016	2015	2014	2013	2012
Balance beginning of period	$68,448	$71,619	$76,762	$107,137	$114,468
Charge-offs:
Owner occupied commercial real estate	2,029	2,901	4,567	26,352	12,547
Income producing commercial real estate	1,433	1,280	2,671	13,912	16,212
Commercial & industrial	1,830	1,358	2,145	18,914	2,424
Commercial construction	837	1,947	1,574	8,042	17,542
Residential mortgage	1,151	1,615	5,011	5,063	7,142
Home equity lines of credit	1,690	1,094	2,314	3,395	4,369
Residential construction	533	851	1,837	21,515	12,183
Consumer installment	1,459	1,597	2,008	2,184	2,198
Indirect auto	1,399	772	540	277	16
Total loans charged-off	12,361	13,415	22,667	99,654	74,633
Recoveries:
Owner occupied commercial real estate	706	755	3,343	1,603	209
Income producing commercial real estate	580	866	1,009	873	517
Commercial & industrial	1,689	2,174	1,665	1,619	1,075
Commercial construction	821	736	503	393	950
Residential mortgage	301	1,080	572	293	197
Home equity lines of credit	386	242	287	62	124
Residential construction	79	173	135	51	965
Consumer installment	800	1,044	1,221	1,010	765
Indirect auto	233	86	54	40	-
Total recoveries	5,595	7,156	8,789	5,944	4,802
Net charge-offs	6,766	6,259	13,878	93,710	69,831
Provision for loan losses	(260)	3,088	8,735	63,335	62,500
Allowance for loan losses at end of period	61,422	68,448	71,619	76,762	107,137

Allowance for unfunded commitments at beginning of period	2,542	1,930	2,165	-	-
Provision for unfunded commitments	(540)	612	(235)	2,165	-
Allowance for unfunded commitments at end of period	2,002	2,542	1,930	2,165	-
Allowance for credit losses	$63,424	$70,990	$73,549	$78,927	$107,137

Total loans (1):
At year-end	$6,920,636	$5,995,441	$4,672,119	$4,329,266	$4,175,008
Average	6,412,740	5,297,687	4,440,868	4,228,235	4,123,530

Allowance for loan losses as a percentage of year- end loans	0.89%	1.14%	1.53%	1.77%	2.57%

As a percentage of average loans:
Net charge-offs	.11	.12	.31	2.22	1.69
Provision for loan losses	-	.06	.20	1.50	1.52

(1) Excludes loans acquired through the 2009 FDIC assisted acquisition of Southern Community Bank that are covered by loss sharing agreements.

The allowance for credit losses, which includes a portion related to unfunded commitments, totaled $63.4 million at December 31, 2016 compared with $71.0 million at December 31, 2015. At December 31, 2016, the allowance for loan losses was $61.4 million, or .89% of total loans, compared with $68.4 million, or 1.14% of loans at December 31, 2015. The decrease in the allowance for credit losses is consistent with the overall improving trends in credit quality of the loan portfolio.

In accordance with the accounting guidance for business combinations, there was no allowance for loan losses brought forward on loans acquired from Tidelands, as credit deterioration was included in the determination of fair value at acquisition date. At December 31, 2016, United recorded no allowance for loan losses on loans acquired from Tidelands as there was no evidence of credit deterioration beyond that which was incorporated into the determination of fair value at acquisition date. At December 31, 2016, for acquired loans that had no evidence of credit deterioration at the time of acquisition, the remaining unaccreted fair value discount was $7.14 million.

Management believes that the allowance for credit losses at December 31, 2016 reflects the probable incurred losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if management’s assessment of loan quality or collateral values changes substantially with respect to one or more loan relationships or portfolios. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for credit losses in future periods if, in their opinion, the results of their review warrant such additions. See the “Critical Accounting Policies” section for additional information on the allowance for credit losses.

Nonperforming Assets

Nonperforming loans totaled $21.5 million at December 31, 2016, compared with $22.7 million at December 31, 2015. At December 31, 2016 and 2015, the ratio of nonperforming loans to total loans was .31% and .38%, respectively. Nonperforming assets, which include nonperforming loans and foreclosed properties, totaled $29.5 million at December 31, 2016, compared with $27.5 million at December 31, 2015.

United’s policy is to place loans on nonaccrual status when, in the opinion of management, the full principal and interest on a loan is not likely to be collected or when the loan becomes 90 days past due. When a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Interest payments received on nonaccrual loans are applied to reduce the loan’s recorded investment.

Purchased Credit Impaired (“PCI”) loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or future period yield adjustments. PCI loans were not classified as nonaccrual at December 31, 2016 or 2015 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

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

Table 13 - Nonperforming Assets

As of December 31,

(in thousands)

	2016	2015	2014	2013	2012
Nonaccrual loans (NPLs)	$21,539	$22,653	$17,881	$26,819	$109,894
Foreclosed properties	7,949	4,883	1,726	4,221	18,264
Total nonperforming assets (NPAs)	$29,488	$27,536	$19,607	$31,040	$128,158

NPLs as a percentage of total loans	.31%	.38%	.38%	.62%	2.63%
NPAs as a percentage of loans and foreclosed properties	.43	.46	.42	.72	3.06
NPAs as a percentage of total assets	.28	.29	.26	.42	1.88

At December 31, 2016 and 2015 United had $73.2 million and $86.6 million, respectively, in loans with terms that have been modified in a TDR. Included therein were $5.35 million and $3.58 million, respectively, of TDRs that were not performing in accordance with their modified terms and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $67.8 million and $83.0 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At December 31, 2016 and 2015, there were $85.7 million and $104 million, respectively, of loans classified as impaired under the definition outlined in the Accounting Standards Codification including TDRs which are by definition considered impaired. Included in impaired loans at December 31, 2016 and 2015 were $28.3 million and $32.7 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value. The balance of impaired loans at December 31, 2016 of $57.4 million had specific reserves that totaled $3.45 million and the balance of impaired loans at December 31, 2015 of $71.3 million had specific reserves that totaled $6.80 million. The average recorded investment in impaired loans for 2016, 2015 and 2014 was $90.4 million, $107 million and $109 million, respectively. During 2016, 2015 and 2014, United recognized $4.27 million, $4.96 million and $5.04 million, respectively, in interest revenue on impaired loans. United’s policy is to discontinue the recognition of interest revenue for loans classified as impaired under ASC 310-10-35, Receivables, when a loan meets the criteria for nonaccrual status. Impaired loans decreased 18% from 2015 to 2016.

The following table summarizes nonperforming assets by category and market.

Table 14 - Nonperforming Assets by Category

(in thousands)

	December 31, 2016			December 31, 2015
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Owner occupied commercial real estate	$7,373	$3,145	$10,518	$8,545	$2,652	$11,197
Income producing commercial real estate	1,324	36	1,360	3,768	-	3,768
Commercial & industrial	966	-	966	892	-	892
Commercial construction	1,538	2,977	4,515	1,378	437	1,815
Total commercial	11,201	6,158	17,359	14,583	3,089	17,672
Residential mortgage	6,368	1,260	7,628	5,873	1,242	7,115
Home equity lines of credit	1,831	531	2,362	851	80	931
Residential construction	776	-	776	348	472	820
Consumer installment	88	-	88	212	-	212
Indirect auto	1,275	-	1,275	786	-	786
Total NPAs	$21,539	$7,949	$29,488	$22,653	$4,883	$27,536

BY MARKET
North Georgia	$5,278	$856	$6,134	$5,167	$1,612	$6,779
Atlanta MSA	1,259	716	1,975	3,023	625	3,648
North Carolina	4,750	632	5,382	5,289	183	5,472
Coastal Georgia	1,778	-	1,778	2,079	-	2,079
Gainesville MSA	279	-	279	307	-	307
East Tennessee	2,354	675	3,029	3,448	157	3,605
South Carolina	2,494	5,070	7,564	323	2,306	2,629
Specialized Lending	2,072	-	2,072	2,231	-	2,231
Indirect auto	1,275	-	1,275	786	-	786
Total NPAs	21,539	7,949	29,488	22,653	4,883	27,536

The following table summarizes activity in nonperforming assets by year.

Table 15 - Activity in Nonperforming Assets

(in thousands)

	2016			2015			2014 (1)
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$22,653	$4,883	$27,536	$17,881	$1,726	$19,607	$26,819	$4,221	$31,040
Acquisitions	-	6,998	6,998	-	4,225	4,225	-	-	-
Loans placed on non-accrual	24,583	-	24,583	32,187	-	32,187	33,637	-	33,637
Payments received	(13,783)	-	(13,783)	(14,478)	-	(14,478)	(14,108)	-	(14,108)
Loan charge-offs	(6,011)	-	(6,011)	(8,036)	-	(8,036)	(19,374)	-	(19,374)
Foreclosures	(5,903)	8,177	2,274	(4,901)	4,925	24	(9,093)	9,093	-
Capitalized costs	-	127	127	-	256	256	-	209	209
Note / property sales	-	(12,238)	(12,238)	-	(6,887)	(6,887)	-	(12,501)	(12,501)
Write downs	-	(387)	(387)	-	(243)	(243)	-	(691)	(691)
Net gains on sales	-	389	389	-	881	881	-	1,395	1,395
Ending Balance	$21,539	$7,949	$29,488	$22,653	$4,883	$27,536	$17,881	$1,726	$19,607

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

In 2016, 2015 and 2014, United transferred $8.18 million, $4.93 million and $9.09 million, respectively, of loans into foreclosed property. During 2016, 2015 and 2014, proceeds from sales of foreclosed properties were $12.2 million, $6.89 million and $12.5 million, respectively, which includes $195,000, $1.54 million and $2.50 million, respectively, of sales that were financed by United.

Investment Securities

The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowings, including repurchase agreements. Total investment securities at December 31, 2016 increased $106 million from a year ago.

At December 31, 2016 and 2015, United had securities held-to-maturity with a carrying value of $330 million and $365 million, respectively, and securities available-for-sale totaling $2.43 billion and $2.29 billion, respectively. At December 31, 2016 and 2015, the securities portfolio represented approximately 26% and 28%, respectively, of total assets. At December 31, 2016, the effective duration of the investment portfolio was 3.01 years, compared with 2.92 years at December 31, 2015.

The following table shows the carrying value of United’s investment securities.

Table 16 - Carrying Value of Investment Securities

As of December 31,

(in thousands)

	December 31, 2016
	Available-for-Sale	Held-to-Maturity	Total Securities

U.S. Treasuries	$169,616	$-	$169,616
U.S. Government agencies	20,820	-	20,820
State and political subdivisions	74,177	57,134	131,311
Mortgage-backed securities	1,391,682	272,709	1,664,391
Corporate bonds	305,392	-	305,392
Asset-backed securities	469,569	-	469,569
Other	1,182	-	1,182
Total securities	$2,432,438	$329,843	$2,762,281

	December 31, 2015
	Available-for-Sale	Held-to-Maturity	Total Securities

U.S. Treasuries	$168,706	$-	$168,706
U.S. Government agencies	112,340	-	112,340
State and political subdivisions	56,268	62,073	118,341
Mortgage-backed securities	1,113,118	302,623	1,415,741
Corporate bonds	306,026	-	306,026
Asset-backed securities	533,242	-	533,242
Other	1,811	-	1,811
Total securities	$2,291,511	$364,696	$2,656,207

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

Management evaluates its securities portfolio each quarter to determine if any security is other than temporarily impaired. In making this evaluation, management considers its ability and intent to hold securities to recover current market losses. Losses on United’s fixed income securities at December 31, 2016 primarily reflect the effect of changes in interest rates. United did not recognize any other than temporary impairment losses on its investment securities in 2016, 2015 or 2014.

At December 31, 2016, United had 60% of its total investment securities portfolio in mortgage backed securities, compared with 53% at December 31, 2015. United has continued to purchase mortgage-backed securities in order to obtain a favorable yield with low risk. United did not have debt obligations of any issuer in excess of 10% of equity at year-end 2016 or 2015, excluding U.S. Government sponsored entities. Approximately 3% of the securities portfolio is rated below “A” by at least one rating agency or unrated and 11% of securities, excluding government or agency securities, are rated “Aaa”. See Note 6 to the consolidated financial statements for further discussion of investment portfolio and related fair value and maturity information.

Goodwill and Other Intangible Assets

Core deposit intangibles representing the value of the acquired deposit base, are amortizing intangible assets that are required to be tested for impairment only when events or circumstances indicate that impairment may exist. There were no events or circumstances that lead management to believe that any impairment exists in other intangible assets.

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Management evaluates its goodwill annually, or more frequently if necessary, to determine if any impairment exists.

Deposits

Management has initiated several deposit programs to increase earnings by growing customer transaction deposit accounts and lowering overall pricing on deposit accounts to improve its net interest margin and increase net interest revenue. The programs were successful in increasing core transaction deposit accounts and allowing for the reduction of more costly time deposit balances. United’s high level of service, as evidenced by its strong customer satisfaction scores, has been instrumental in attracting and retaining deposits.

Total customer deposits, excluding brokered deposits, as of December 31, 2016 were $8.31 billion, an increase of $776 million from December 31, 2015. Total core deposits (demand, NOW, money market and savings deposits, excluding public funds deposits) of $7.77 billion increased $687 million, or 10%, due to the Tidelands acquisition and the success of core deposit incentive programs.

Total time deposits, excluding brokered deposits, as of December 31, 2016 were $1.29 billion, up $4.34 million from December 31, 2015, primarily due to the Tidelands acquisition. United continued to offer low rates on certificates of deposit, allowing balances to decline and shift to lower cost transaction account deposits.

Brokered deposits totaled $327 million as of December 31, 2016, a decrease of $11.5 million from December 31, 2015, and included NOW accounts, money market deposits and certificates of deposit. Brokered certificates of deposit accounted for $89.9 million and $234 million of the balance at December 31, 2016 and 2015, respectively. The decrease in brokered certificates of deposit was largely offset by an increase in the balance of lower-cost brokered money market deposits.

The following table sets forth the scheduled maturities of time deposits of $250,000 and greater and brokered time deposits.

Table 17 - Maturities of Time Deposits of $250,000 and Greater and Brokered Time Deposits

As of December 31,

(in thousands)

$250,000 and greater:	2016	2015
Three months or less	$42,549	$46,736
Three to six months	31,475	23,886
Six to twelve months	36,634	38,143
Over one year	33,628	30,180
Total	$144,286	$138,945

Brokered time deposits:
Three months or less	$-	$-
Three to six months	-	-
Six to twelve months	-	-
Over one year	89,864	233,844
Total	$89,864	$233,844

Borrowing Activities

The Bank is a shareholder in the Federal Home Loan Bank of Atlanta (“FHLB”). Through this affiliation, FHLB secured advances totaled $709 million and $430 million at December 31, 2016 and 2015, respectively. United anticipates continued use of this short and long-term source of funds. FHLB advances outstanding at December 31, 2016 had maturity dates in 2017 and a weighted average interest rate of .67%. Additional information regarding FHLB advances is provided in Note 13 to the consolidated financial statements.

At December 31, 2016, United had $5.0 million in federal funds purchased outstanding. At December 31, 2015, United had $16.6 million in repurchase agreements outstanding. At December 31, 2015, the outstanding repurchase agreements were retail repurchase agreements offered to customers as an alternative investment tool to conventional savings deposits. In connection with the agreements, the client buys an interest in a pool of U.S. government, U.S. agency or state and municipal investment securities. Funds are swept daily between the client and the bank. Retail repurchase agreements are not insured deposits. This product was discontinued in 2016.

Liquidity Management

The objective of liquidity management is to ensure that sufficient funding is available, at reasonable cost, to meet ongoing operational cash needs and to take advantage of revenue producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of United to maintain a sufficient level of liquidity in all expected economic environments. To assist in determining the adequacy of its liquidity, United performs a variety of liquidity stress tests including idiosyncratic, systemic and combined scenarios for both moderate and severe events. Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and the ability to raise additional funds by increasing liabilities. Liquidity management involves maintaining the ability to meet the daily cash flow requirements of customers, both depositors and borrowers. United maintains an unencumbered liquid asset reserve to help ensure its ability to meet its obligations under normal conditions for at least a 12-month period and under severely adverse liquidity conditions for a minimum of 30 days.

An important part of the Bank’s liquidity resides in the asset portion of the balance sheet, which provides liquidity primarily through loan interest and principal repayments and the maturities and sales of securities, as well as the ability to use these assets as collateral for borrowings on a secured basis. The Bank also maintains excess funds in short-term interest-bearing assets that provide additional liquidity.

The Bank’s main source of liquidity is customer interest-bearing and noninterest-bearing deposit accounts. Liquidity is also available from wholesale funding sources consisting primarily of Federal funds purchased, FHLB advances, brokered deposits, and securities sold under agreements to repurchase. These sources of liquidity are generally short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs.

In addition, because United’s holding company is a separate entity and apart from the Bank, it must provide for its own liquidity. United’s holding company is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities. United’s holding company currently has internal capital resources to meet these obligations. While United’s holding company has access to the capital markets, the ultimate source of holding company liquidity is subsidiary service fees and dividends from the Bank, which are limited by applicable law and regulations. In 2016 and 2015, the Bank paid dividends of $41.5 million and $77.5 million, respectively, to the holding company. Also in 2015, the holding company received $3.50 million in dividends from its captive insurance subsidiary, United Community Risk Management Services, Inc. No such dividends were received in 2016. Holding company liquidity is managed to 18-months of positive cash flow after considering all of its liquidity needs over this period.

The table below presents a summary of short-term borrowings over the last three years.

Table 18 - Short-Term Borrowings

As of December 31,

(in thousands)

December 31, 2016	Period-end balance	Period end weighted- average interest rate	Maximum outstanding at any month-end	Average amounts outstanding during the year	Weighted- average rate for the year
Federal funds purchased	$5,000	0.81%	$50,000	$27,572	.66%
Repurchase agreements	-	-	19,234	7,334	.15
	$5,000			$34,906

December 31, 2015
Federal funds purchased	$-	-%	$10,000	$41,319	.34%
Repurchase agreements	16,640	0.01	35,000	7,982	.21
	$16,640			$49,301

December 31, 2014
Federal funds purchased	$-	-%	$65,000	$22,795	.32%
Repurchase agreements	6,000	4.00	55,075	28,568	3.81
Other	-	-	40,000	23,178	4.30
	$6,000			$74,541

At December 31, 2016, United had sufficient qualifying collateral to increase FHLB advances by $955 million and Federal Reserve discount window capacity of $1.22 billion. Management also has the ability to raise substantial funds through brokered deposits. In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.

As disclosed in the consolidated statement of cash flows, net cash provided by operating activities was $139 million for the year ended December 31, 2016. Net income of $101 million for the year included the deferred income tax expense of $59.7 million and non-cash depreciation, amortization and accretion of $30.0 million. Other assets and accrued interest receivable increased $39.0 million and mortgage loans held for sale increased $5.51 million. Net cash used in investing activities of $732 million consisted primarily of $693 million of purchases of securities available for sale, and a net increase in loans of $658 million, offset by proceeds from sales of securities available for sale of $200 million, maturities and calls of investment securities available for sale of $393 million and maturities and calls of securities held to maturity of $68.2 million. The $571 million of net cash provided by financing activities consisted primarily of a net increase in deposits of $366 million and a net increase in FHLB advances of $266 million. This increase was partially offset by a $21.6 million reduction in short-term borrowings and $15.8 million in common stock dividends. In the opinion of management, United’s liquidity position at December 31, 2016 was sufficient to meet its expected cash flow requirements.

The following table shows United’s contractual obligations and other commitments.

Table 19 - Contractual Obligations and Other Commitments

As of December 31, 2016

(in thousands)

			Maturity By Years
	Total	Unamortized Premium (Discount)	1 or Less	1 to 3	3 to 5	Over 5
Contractual Cash Obligations
FHLB advances	$709,209	$209	$709,000	$-	$-	$-
Long-term debt	175,078	(4,976)	35,000	40,000	-	105,054
Operating leases	29,090	-	4,028	7,208	6,703	11,151
Total contractual cash obligations	$913,377	$(4,767)	$748,028	$47,208	$6,703	$116,205

Other Commitments
Commitments to extend credit	$1,542,186	$-	$413,181	$343,322	$209,216	$576,467
Commercial letters of credit	26,862	-	21,441	5,121	300	-
Uncertain tax positions	3,892	-	351	745	2,446	350
Total other commitments	$1,572,940	$-	$434,973	$349,188	$211,962	$576,817

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

Table 20 - Maturity of Available-for-Sale and Held-to-Maturity Investment Securities

As of December 31, 2016

(in thousands)

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
Available-for-Sale
U.S. Treasuries	$-	$115,702	$53,914	$-	$169,616
U.S. Government agencies	-	2,123	17,716	981	20,820
State and political subdivisions	1,394	38,943	33,840	-	74,177
Corporate bonds	-	233,597	71,120	675	305,392
Asset-backed securities	72,475	159,900	222,140	15,054	469,569
Other securities (1)	68,966	997,655	315,292	10,951	1,392,864
Total securities available-for-sale	$142,835	$1,547,920	$714,022	$27,661	$2,432,438

Weighted average yield (2)	2.33%	2.35%	2.68%	2.71%	2.45%

Held-to-Maturity
State and political subdivisions	$9,031	$16,970	$14,001	$17,132	$57,134
Other securities (1)	6,301	204,881	35,575	25,952	272,709
Total securities held-to-maturity	$15,332	$221,851	$49,576	$43,084	$329,843

Weighted average yield (2)	4.19%	2.87%	3.21%	3.22%	3.03%

Combined Portfolio
U.S. Treasuries	$-	$115,702	$53,914	$-	$169,616
U.S. Government agencies	-	2,123	17,716	981	20,820
State and political subdivisions	10,425	55,913	47,841	17,132	131,311
Corporate bonds	-	233,597	71,120	675	305,392
Asset-backed securities	72,475	159,900	222,140	15,054	469,569
Other securities (1)	75,267	1,202,536	350,867	36,903	1,665,573
Total securities	$158,167	$1,769,771	$763,598	$70,745	$2,762,281

Weighted average yield (2)	2.51%	2.42%	2.71%	3.02%	2.52%

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

All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The total amount of these instruments does not necessarily represent future cash requirements because a significant portion of these instruments expire without being used. United is not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments, or that could significantly affect earnings. See Note 21 to the consolidated financial statements for additional information on off-balance sheet arrangements.

At December 31, 2016 and 2015, United had $150 million and $400 million, respectively, in offsetting repurchase agreements / reverse repurchase agreements that were netted in the consolidated balance sheet. United enters into these collateral swap arrangements from time to time as a source of additional revenue.

Capital Resources and Dividends

Shareholders’ equity at December 31, 2016 was $1.08 billion, an increase of $57.5 million from December 31, 2015 primarily due to year-to-date earnings partially offset by dividends declared and a retirement of common and preferred stock. Accumulated other comprehensive loss, which includes unrealized gains and losses on securities available-for-sale, the unrealized gains and losses on derivatives qualifying as cash flow hedges, and unamortized prior service cost and actuarial gains and losses on United’s defined benefit retirement plans, is excluded in the calculation of regulatory capital ratios.

United accrued $21,000 and $67,000, respectively, in dividends on outstanding preferred stock for the years ended December 31, 2016 and 2015.

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

United has outstanding junior subordinated debentures related to trust preferred securities totaling $20.1 million at December 31, 2016. The related trust preferred securities of $19.5 million (excluding common securities) qualify as Tier 1 capital under risk-based capital guidelines provided that total trust preferred securities do not exceed certain quantitative limits. At December 31, 2016, all of United’s trust preferred securities qualified as Tier 1 capital. Further information on United’s trust preferred securities is provided in Note 14 to the consolidated financial statements.

The following table shows capital ratios, as calculated under regulatory guidelines in effect at the time, as of the dates indicated:

Table 21 - Capital Ratios

As of December 31,

(dollars in thousands)

			United Community Banks, Inc.
	Basel III Guidelines		(consolidated)		United Community Bank
		Well
	Minimum	Capitalized	2016	2015	2016	2015

Risk-based ratios:
Common equity tier 1 capital	4.5%	6.5%	11.23%	11.45%	12.66%	13.01%
Tier 1 capital	6.0	8.0	11.23	11.45	12.66	13.01
Total capital	8.0	10.0	12.04	12.50	13.48	14.06
Tier 1 leverage ratio	4.0	5.0	8.54	8.34	9.63	9.47

Common equity tier 1 capital			$874,452	$773,677	$984,529	$877,169
Tier 1 capital			874,452	773,677	984,529	877,169
Total capital			937,876	844,667	1,047,953	948,159

Risk-weighted assets			7,789,089	6,755,011	7,775,352	6,743,560
Average total assets			10,236,868	9,282,243	10,221,318	9,264,133

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

United’s management believes the effect of inflation on financial results depends on United’s ability to react to changes in interest rates and, by such reaction, reduce the inflationary effect on performance. United has an asset/liability management program to monitor and manage its interest rate sensitivity position. In addition, periodic reviews of banking services and products are conducted to adjust pricing in view of current and expected costs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Sensitivity Management

The absolute level and volatility of interest rates can have a significant effect on profitability. The objective of interest rate risk management is to identify and manage the sensitivity of net interest revenue to changing interest rates, consistent with overall financial goals. Based on economic conditions, asset quality and various other considerations, management establishes tolerance ranges for interest rate sensitivity and manages within these ranges.

Net interest revenue and the fair value of financial instruments are influenced by changes in the level of interest rates. United limits its exposure to fluctuations in interest rates through policies established by its Asset/Liability Management Committee (“ALCO”) and approved by the Board of Directors. ALCO meets periodically and has responsibility for formulating and recommending asset/liability management policies to the Board of Directors, formulating and implementing strategies to improve balance sheet positioning and/or earnings, and reviewing United’s interest rate sensitivity.

One of the tools management uses to estimate and manage the sensitivity of net interest revenue to changes in interest rates is an asset/liability simulation model. Resulting estimates are based upon a number of assumptions for each scenario, including loan and deposit re-pricing characteristics and the rate of prepayments. ALCO periodically reviews the assumptions for reasonableness based on historical data and future expectations, however, actual net interest revenue may differ from model results. The primary objective of the simulation model is to measure the potential change in net interest revenue over time using multiple interest rate scenarios. The base scenario assumes rates remain flat and is the scenario to which all others are compared to in order to measure the change in net interest revenue. Policy limits are based on immediate rate shock scenarios, as well as gradually rising and falling rate scenarios, which are compared to the base scenario. Another commonly analyzed scenario is a most-likely scenario that projects the expected change in rates based on the slope of the forward yield curve. Other scenarios analyzed may include delayed rate shocks, yield curve steepening or flattening, or other variations in rate movements. While the primary policy scenarios focus on a twelve month time frame, longer time horizons are also modeled. All policy scenarios assume a static balance sheet.

United’s policy is based on the 12-month impact on net interest revenue of interest rate shocks and ramps that increase from 100 to 400 basis points or decrease 100 basis points from the base scenario. In the shock scenarios, rates immediately change the full amount at the scenario onset. In the ramp scenarios, rates change by 25 basis points per month. United’s policy limits the projected change in net interest revenue over the first 12 months to a 5% decrease for each 100 basis point change in the increasing and decreasing rate ramp and shock scenarios. Historically low rates on December 31, 2016 and 2015 made use of the down scenarios irrelevant. The following table presents United’s interest sensitivity position at the dates indicated.

Table 22 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at December 31,
	2016		2015
Change in Rates	Shock	Ramp	Shock	Ramp
100 basis point increase	(0.39)%	(0.81)%	0.49%	0.31%

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

In order to manage its interest rate sensitivity, management uses derivative financial instruments. Derivative financial instruments can be a cost-effective and capital-effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. These contracts generally consist of interest rate swaps under which United pays a variable rate, (or fixed rate, as the case may be) and receives a fixed rate (or variable rate, as the case may be).

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

In addition to derivative instruments, United uses a variety of balance sheet instruments to manage interest rate risk such as investment securities, wholesale funding and bank-issued deposits.

From time to time, United will terminate hedging positions when conditions change and the position is no longer necessary to manage overall sensitivity to changes in interest rates. In those situations where the terminated contract was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the contract, the resulting gain or loss is amortized over the remaining life of the original contract. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization. At December 31, 2016, United had $1.73 million in losses from terminated derivative positions included in other comprehensive income that will be amortized into earnings over their remaining original contract terms. United expects that $891,000 will be reclassified as an increase to interest expense over the next twelve months related to these terminated cash flow hedges.

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

Management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, management concluded that as of December 31, 2016, United Community Banks, Inc.’s internal control over financial reporting is effective based on those criteria.

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income (loss), of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of United Community Banks, Inc. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

February 27, 2017

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statement of Income
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands, except per share data)

	2016	2015	2014

Interest revenue:
Loans, including fees	$268,382	$223,256	$196,279
Investment securities:
Taxable	63,413	51,143	47,755
Tax exempt	614	705	738
Deposits in banks and short-term investments	2,611	3,428	3,660
Total interest revenue	335,020	278,532	248,432
Interest expense:
Deposits:
NOW	1,903	1,505	1,651
Money market	4,982	3,466	3,060
Savings	135	98	81
Time	3,136	3,756	7,133
Total deposit interest expense	10,156	8,825	11,925
Short-term borrowings	399	364	2,160
Federal Home Loan Bank advances	3,676	1,743	912
Long-term debt	11,005	10,177	10,554
Total interest expense	25,236	21,109	25,551
Net interest revenue	309,784	257,423	222,881
(Release of) provision for credit losses	(800)	3,700	8,500
Net interest revenue after provision for credit losses	310,584	253,723	214,381
Fee revenue:
Service charges and fees	42,113	36,825	33,073
Mortgage loan and other related fees	20,292	13,592	7,520
Brokerage fees	4,280	5,041	4,807
Gains from sales of government guaranteed loans	9,545	6,276	2,615
Securities gains, net	982	2,255	4,871
Losses on prepayment of borrowings	-	(1,294)	(4,446)
Other	16,485	9,834	7,114
Total fee revenue	93,697	72,529	55,554
Total revenue	404,281	326,252	269,935
Operating expenses:
Salaries and employee benefits	138,789	116,688	100,941
Occupancy	19,603	15,372	13,513
Communications and equipment	18,355	15,273	12,523
FDIC assessments and other regulatory charges	5,866	5,106	4,792
Professional fees	11,822	10,175	7,907
Postage, printing and supplies	5,382	4,273	3,542
Advertising and public relations	4,426	3,667	3,461
Amortization of intangibles	4,182	2,444	1,348
Foreclosed property	1,051	32	634
Merger-related and other charges	8,122	17,995	-
Other	23,691	20,213	14,204
Total operating expenses	241,289	211,238	162,865
Income before income taxes	162,992	115,014	107,070
Income tax expense	62,336	43,436	39,450
Net income	100,656	71,578	67,620
Preferred stock dividends	21	67	439
Net income available to common shareholders	$100,635	$71,511	$67,181

Income per common share:
Basic	$1.40	$1.09	$1.11
Diluted	1.40	1.09	1.11
Weighted average common shares outstanding:
Basic	71,910	65,488	60,588
Diluted	71,915	65,492	60,590

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statement of Comprehensive Income (Loss)

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands, except per share data)

	2016			2015			2014
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Net income	$162,992	$(62,336)	$100,656	$115,014	$(43,436)	$71,578	$107,070	$(39,450)	$67,620
Other comprehensive income (loss):
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains arising during period	(3,609)	1,274	(2,335)	(10,779)	4,004	(6,775)	12,550	(4,676)	7,874
Reclassification adjustment for gains included in net income	(982)	371	(611)	(2,255)	862	(1,393)	(4,871)	1,902	(2,969)
Net unrealized (losses) gains	(4,591)	1,645	(2,946)	(13,034)	4,866	(8,168)	7,679	(2,774)	4,905
Amortization of losses included in net income on available-for-sale securities transferred to held to maturity	1,759	(662)	1,097	1,702	(638)	1,064	1,656	(622)	1,034
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	1,891	(736)	1,155	1,936	(753)	1,183	2,010	(782)	1,228
Unrealized losses on derivative financial instruments accounted for as cash flow hedges	-	-	-	(471)	183	(288)	(8,437)	3,282	(5,155)
Net cash flow hedge activity	1,891	(736)	1,155	1,465	(570)	895	(6,427)	2,500	(3,927)
Amendments to defined benefit pension plan	(454)	177	(277)	(1,353)	526	(827)	-	-	-
Net actuarial loss on defined benefit pension plan	(952)	370	(582)	(125)	49	(76)	(1,933)	752	(1,181)
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	855	(333)	522	736	(286)	450	365	(142)	223
Net defined benefit pension plan activity	(551)	214	(337)	(742)	289	(453)	(1,568)	610	(958)
Total other comprehensive income (loss)	(1,492)	461	(1,031)	(10,609)	3,947	(6,662)	1,340	(286)	1,054
Comprehensive income	$161,500	$(61,875)	$99,625	$104,405	$(39,489)	$64,916	$108,410	$(39,736)	$68,674

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

As of December 31, 2016 and 2015

(in thousands, except share data)

Assets
	2016	2015

Cash and due from banks	$99,489	$86,912
Interest-bearing deposits in banks	117,859	153,451
Cash and cash equivalents	217,348	240,363

Securities available-for-sale	2,432,438	2,291,511
Securities held-to-maturity (fair value $333,170 and $371,658)	329,843	364,696
Mortgage loans held for sale (includes $27,891 and $0 at fair value)	29,878	24,231
Loans, net of unearned income	6,920,636	5,995,441
Less allowance for loan losses	(61,422)	(68,448)
Loans, net	6,859,214	5,926,993
Premises and equipment, net	189,938	178,165
Bank owned life insurance	143,543	105,493
Accrued interest receivable	28,018	25,786
Net deferred tax asset	154,336	197,613
Derivative financial instruments	23,688	20,082
Goodwill and other intangible assets	156,222	147,420
Other assets	144,189	94,075

Total assets	$10,708,655	$9,616,428

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand	$2,637,004	$2,204,755
NOW	1,989,763	1,975,884
Money market	1,846,440	1,599,637
Savings	549,713	471,129
Time	1,287,142	1,282,803
Brokered	327,496	338,985
Total deposits	8,637,558	7,873,193

Short-term borrowings	5,000	16,640
Federal Home Loan Bank advances	709,209	430,125
Long-term debt	175,078	163,836
Derivative financial instruments	27,648	28,825
Accrued expenses and other liabilities	78,427	85,524

Total liabilities	9,632,920	8,598,143

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized; Series H, $1,000 stated value; 0 and 9,992 shares issued and outstanding	-	9,992
Common stock, $1 par value; 150,000,000 shares authorized; 70,899,114 and 66,198,477 shares issued and outstanding	70,899	66,198
Common stock, non-voting, $1 par value; 26,000,000 shares authorized; 0 and 5,285,516 shares issued and outstanding	-	5,286
Common stock issuable; 519,874 and 458,953 shares	7,327	6,779
Capital surplus	1,275,849	1,286,361
Accumulated deficit	(251,857)	(330,879)
Accumulated other comprehensive loss	(26,483)	(25,452)

Total shareholders’ equity	1,075,735	1,018,285

Total liabilities and shareholders’ equity	$10,708,655	$9,616,428

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholders’ Equity

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands except share data)

								Retained	Accumulated
					Non-Voting	Common		Earnings	Other
	Preferred Stock			Common	Common	Stock	Capital	(Accumulated	Comprehensive
	Series B	Series D	Series H	Stock	Stock	Issuable	Surplus	Deficit)	(Loss) Income	Total
Balance, December 31, 2013	105,000	16,613	-	46,243	13,188	3,930	1,078,676	(448,091)	(19,844)	795,715
Net income								67,620		67,620
Other comprehensive income									1,054	1,054
Redemption of Series B preferred stock (105,000 shares)	(105,000)									(105,000)
Redemption of Series D preferred stock (16,613 shares)		(16,613)								(16,613)
Common stock issued at market (640,000 shares)				640			11,566			12,206
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (28,070 common shares)				28			441			469
Conversion of non-voting common stock to voting common stock (3,107,419 shares)				3,107	(3,107)					-
Warrant repurchase at fair value							(12,000)			(12,000)
Amortization of stock options and restricted stock							4,304			4,304
Vesting of restricted stock awards, net of shares surrendered to cover payroll taxes (146,548 common shares issued, 115,609 common shares deferred)				147		1,274	(2,736)			(1,315)
Deferred compensation plan, net, including dividend equivalents						234				234
Shares issued from deferred compensation plan (13,223 common shares)				13		(270)	257			-
Common stock dividends ($.11 per share)								(6,658)		(6,658)
Preferred stock dividends:
Series B								(159)		(159)
Series D								(280)		(280)
Balance, December 31, 2014	-	-	-	50,178	10,081	5,168	1,080,508	(387,568)	(18,790)	739,577
Net income								71,578		71,578
Other comprehensive income									(6,662)	(6,662)
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (17,129 common shares)				17			286			303
Conversion of non-voting common stock to voting common stock (4,795,271 shares)				4,795	(4,795)					-
Common and preferred stock issued for acquisitions (11,058,515 common shares and 9,992 preferred shares)			9,992	11,059			203,092			224,143
Amortization of stock options and restricted stock							4,403			4,403
Vesting of restricted stock awards, net of shares surrendered to cover payroll taxes (120,692 common shares issued, 110,935 common shares deferred)				121		1,509	(3,113)			(1,483)
Deferred compensation plan, net, including dividend equivalents						372	-			372
Shares issued from deferred compensation plan (28,265 shares)				28		(270)	242			-
Common stock dividends ($.22 per share)								(14,822)		(14,822)
Tax on option exercise and restricted stock vesting							943			943
Preferred stock dividends, Series H								(67)		(67)
Balance, December 31, 2015	-	-	9,992	66,198	5,286	6,779	1,286,361	(330,879)	(25,452)	1,018,285
Net income								100,656		100,656
Other comprehensive income									(1,031)	(1,031)
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (20,500 common shares)				20			346			366
Conversion of non-voting common stock to voting common stock (5,285,516 shares)				5,286	(5,286)					-
Redemption of Series H preferred stock (9,992 shares)			(9,992)							(9,992)
Purchases of common stock (764,000 shares)				(764)			(12,895)			(13,659)
Amortization of stock options and restricted stock							4,496			4,496
Vesting of restricted stock awards, net of shares surrendered to cover payroll taxes (96,722 common shares issued, 106,771 common shares deferred)				97		1,597	(2,883)			(1,189)
Deferred compensation plan, net, including dividend equivalents						385				385
Shares issued from deferred compensation plan (61,899 shares)				62		(1,434)	1,372			-
Common stock dividends ($.30 per share)								(21,613)		(21,613)
Tax on option exercise and restricted stock vesting							(948)			(948)
Preferred stock dividends, Series H								(21)		(21)
Balance, December 31, 2016	$-	$-	$-	$70,899	$-	$7,327	$1,275,849	$(251,857)	$(26,483)	$1,075,735

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statement of Cash Flows

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands)

	2016	2015	2014
Operating activities:
Net income	$100,656	$71,578	$67,620
Adjustments to reconcile net income to net cash provided by operating activities: Depreciation, amortization and accretion	29,974	22,652	19,952
(Release of) provision for credit losses	(800)	3,700	8,500
Fixed asset impairment charge	-	5,969	-
Stock based compensation	4,496	4,403	4,304
Deferred income tax expense	59,727	38,296	38,226
Securities gains, net	(982)	(2,255)	(4,871)
Losses on prepayment of borrowings	-	1,294	4,446
Gains from sales of government guaranteed loans	(9,545)	(6,276)	(2,615)
Net gains on sales of other assets	(397)	(663)	-
Net gains on sales and write downs of other real estate owned	(2)	(638)	(704)
Change in assets and liabilities:
Increase in other assets and accrued interest receivable	(39,007)	(8,848)	(16,776)
Increase (decrease) in accrued expenses and other liabilities	110	(10,563)	(15,385)
Increase in mortgage loans held for sale	(5,505)	(6,705)	(3,418)
Net cash provided by operating activities	138,725	111,944	99,279

Investing activities:
Investment securities held-to-maturity:
Proceeds from maturities and calls	68,232	70,962	64,791
Purchases	(24,021)	(20,000)	(173)
Investment securities available-for-sale:
Proceeds from sales	199,864	353,860	419,201
Proceeds from maturities and calls	392,575	284,435	224,302
Purchases	(692,983)	(839,345)	(603,384)
Net increase in loans	(657,650)	(475,132)	(323,837)
Proceeds from sales of loans held for investment	-	190,111	4,561
Net cash received (paid) for acquisitions	1,912	35,497	(31,261)
Funds (paid to) collected from FDIC under loss sharing agreements	-	(1,198)	2,662
Purchase of bank owned life insurance	(20,000)	-	-
Purchases of premises and equipment	(17,375)	(10,532)	(5,054)
Proceeds from sales of premises and equipment	5,077	5,546	3,137
Proceeds from sale of other real estate owned	12,043	5,352	10,175
Net cash used in investing activities	(732,326)	(400,444)	(234,880)

Financing activities:
Net increase in deposits	365,531	195,881	125,007
Net decrease in short-term borrowings	(21,640)	(18,437)	(51,687)
Proceeds from Federal Home Loan Bank advances	9,780,000	2,075,000	1,230,000
Repayment of Federal Home Loan Bank advances	(9,514,125)	(1,937,070)	(1,080,000)
Repayment of long-term debt	-	(48,521)	-
Proceeds from issuance of long-term debt	-	83,924	-
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	366	303	469
Proceeds from issuance of common stock, net of offering costs	-	-	12,206
Purchase of treasury stock	(13,659)	-	-
Repurchase of outstanding warrant at fair value	-	-	(12,000)
Retirement of preferred stock	(9,992)	-	(121,613)
Cash dividends on common stock	(15,849)	(14,822)	(1,810)
Cash dividends on preferred stock	(46)	(50)	(1,214)
Net cash provided by financing activities	570,586	336,208	99,358

Net change in cash and cash equivalents	(23,015)	47,708	(36,243)

Cash and cash equivalents at beginning of year	240,363	192,655	228,898

Cash and cash equivalents at end of year	$217,348	$240,363	$192,655

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$32,141	$21,604	$25,669
Income taxes paid	3,948	4,203	3,046

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

Organization and Basis of Presentation

At December 31, 2016, United was a bank holding company subject to the regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) whose principal business was conducted by its wholly-owned commercial bank subsidiary, United Community Bank (the “Bank”). United is subject to regulation under the Bank Holding Company Act of 1956. The consolidated financial statements include the accounts of United, the Bank and other wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Bank is a Georgia state chartered commercial bank that serves markets throughout north Georgia, coastal Georgia, the Atlanta-Sandy Springs-Roswell, Georgia and Gainesville, Georgia metropolitan statistical areas, western North Carolina, upstate and coastal South Carolina and east Tennessee and provides a full range of banking services. The Bank is insured and subject to the regulation of the Federal Deposit Insurance Corporation (“FDIC”) and is also subject to the regulation of the Georgia Department of Banking and Finance.

Use of Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheet and revenue and expenses for the years then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change are the determination of the allowance for loan losses, the valuation of acquired loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of goodwill and separately identifiable intangible assets associated with mergers and acquisitions, and the valuation of deferred tax assets.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued

Investment Securities

United classifies its securities in one of three categories: trading, held-to-maturity or available-for-sale. United does not currently hold any trading securities that are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which United has the ability and intent to hold until maturity. All other securities are classified as available-for-sale.

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

Mortgage Loans Held for Sale

Beginning in the third quarter of 2016, United elected the fair value option for newly originated mortgage loans held for sale in order to reduce certain timing differences and better match changes in fair values of the loans with changes in the fair value of derivative instruments used to economically hedge them. Mortgage loans held for sale which were originated prior to third quarter 2016 are carried at the lower of aggregate cost or fair value. The amount by which cost exceeds fair value is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net income for the period in which the change occurs. No valuation allowances were required at December 31, 2016 or 2015 since those loans have fair values that exceeded the recorded cost basis.

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

Concentration of Credit Risk: Most of United’s business activity is with customers located within the markets where it has banking operations. Therefore, United’s exposure to credit risk is significantly affected by changes in the economy within its markets. More than 76% of United’s loan portfolio is secured by real estate and is therefore susceptible to changes in real estate valuations.

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

Home equity lines of credit – Risks common to home equity lines of credit are general economic conditions, including an increase in unemployment rates, and declining real estate values which reduce or eliminate the borrower’s home equity.

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

Management believes the allowance for loan losses is appropriate at December 31, 2016. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review United’s allowance for loan losses.

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

Foreclosed Properties (Other Real Estate Owned, or “OREO”)

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

Derivative activities are monitored by the Asset/Liability Management Committee (“ALCO”) as part of that committee’s oversight of asset/liability and treasury functions. ALCO is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the overall interest-rate risk management process.

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

Reclassifications

Certain 2015 and 2014 amounts have been reclassified to conform to the 2016 presentation. Specifically, certain loan balances previously shown as retail loans were reclassified to several commercial categories to better align the reporting with the business purpose or underlying credit risk of the loans, rather than the collateral type. At December 31, 2015 and 2014, the reclassifications moved approximately $275 million and $262 million, respectively, in residential mortgages and home equity lines from the residential mortgage and home equity lines of credit categories to the owner-occupied and income-producing commercial real estate categories. Although these loans were secured by one-to-four family residential properties, their purpose was commercial since they included residential home rental property and business purpose loans secured by the borrower’s primary residence. In addition, at December 31, 2015 and 2014, approximately $176 million and $169 million, respectively, in residential construction loans were reclassified to the commercial construction category. These reclassified loans are to builders and developers of residential properties. Reclassifying these balances better aligns the loan categories with the management of credit risk. Historic charge-offs and recoveries on these same loans have also been reclassified, as well as the corresponding allowance for loan loss balances.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued

Reclassifications, continued

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the amendments in this update required that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability consistent with debt discounts.  The standard was effective January 1, 2016 and has been retrospectively reflected in the accompanying consolidated balance sheet, with a corresponding reclassification for December 31, 2015 between other assets for $9.68 million, brokered deposits for $7.90 million and long-term debt for $1.78 million.

(2)	Accounting Standards Updates

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers.  This ASU provides guidance on the recognition of revenue from contracts with customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance is effective for public entities for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and will be applied retrospectively either to each prior reporting period or with a cumulative effect recognized at the date of initial application. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, United does not expect the new revenue recognition guidance to have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. For public entities, this update is effective for fiscal years beginning after December 15, 2018, with modified retrospective application to prior periods presented. Upon adoption, United expects to report higher assets and liabilities as a result of including leases on the consolidated balance sheet. At December 31, 2016, future minimum lease payments amounted to $29.1 million. United does not expect the new guidance to have a material impact on the consolidated statement of income or the consolidated statement of shareholders’ equity.

In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. This update clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. For public entities, this update is effective for fiscal years beginning after December 15, 2016, with application on either a prospective or modified retrospective basis. The adoption of this update is not expected to have a material impact on United’s consolidated financial statements as the novation of any derivative in a designated hedging relationship is an extremely rare event for United.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The amendments require that excess tax benefits and deficiencies be recognized as income tax expense or benefit in the income statement and as an operating activity in the statement of cash flows. In addition, an entity can make a policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. The guidance modifies the threshold to qualify for equity classification to permit withholding up to the maximum statutory tax rate and clarifies that cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity. For public entities, this update is effective for fiscal years beginning after December 15, 2016. Although the adoption of this update is not expected to have a material impact on United’s consolidated financial statements, management expects more volatility in the effective tax rate as excess tax benefits and deficiencies on stock compensation transactions flow through income tax expense rather than capital surplus.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. Application of this update will primarily be on a modified retrospective approach, although the guidance for debt securities for which an other-than-temporary impairment has been recognized before the effective date and for loans previously covered by ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality will be applied on a prospective basis. For public entities, this update is effective for fiscal years beginning after December 15, 2019. Upon adoption, United expects that the allowance for credit losses will be higher given the change to estimated losses for the estimated life of the financial asset, however the Company is still in the process of determining the magnitude of the increase. Management has begun developing a project plan to ensure it is prepared for implemention by the effective date.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This update clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) or assets or businesses by providing a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired or disposed of is concentrated in a single identifiable asset, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If a screen is not met, the amendments require that to be considered a business, a set must include an input and a substantive process that together significantly contribute to the ability to create output and remove the evaluation of whether a market participant could replace missing elements. For public entities, this update is effective for fiscal years beginning after December 15, 2017. The adoption of this update is not expected to have a material impact on United’s consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Accounting Standards Updates, continued

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update eliminates Step 2 from the goodwill impairment test, which required an entity to calculate the implied fair value of goodwill by valuing a reporting unit’s assets and liabilities using the same process that would be required to value assets and liabilities in a business combination. Instead, the amendments require that an entity perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. For public entities, this update is effective for fiscal years beginning after December 15, 2019. The adoption of this update is not expected to have a material impact on United’s consolidated financial statements.

(3)	Mergers and Acquisitions

Acquisition of Tidelands Bancshares, Inc.

On July 1, 2016, United completed the acquisition of Tidelands Bancshares, Inc. (“Tidelands”) and its wholly-owned bank subsidiary, Tidelands Bank. Tidelands operated seven branches in coastal South Carolina. In connection with the acquisition, United acquired $440 million of assets and assumed $440 million of liabilities. Under the terms of the merger agreement, Tidelands shareholders received cash equal to $0.52 per common share, or an aggregate of $2.22 million. Additionally, at closing, United redeemed all of Tidelands’ fixed-rate cumulative preferred stock that was issued to the U.S. Department of the Treasury (the “Treasury”) under the Treasury’s Capital Purchase Program, plus unpaid dividends, for $8.98 million in aggregate. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $10.7 million, representing the intangible value of Tidelands’ business and reputation within the market it served. None of the goodwill recognized is expected to be deductible for income tax purposes. United will amortize the related core deposit intangible of $1.57 million using the sum-of-the-years-digits method over five years, which represents the expected useful life of the asset.

United’s operating results for the period ended December 31, 2016 include the operating results of the acquired assets and assumed liabilities for the period subsequent to the acquisition date of July 1, 2016.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Mergers and Acquisitions, continued

Acquisition of Tidelands Bancshares, Inc.,continued

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below (in thousands).

	As Recorded	Fair Value	As Recorded by
	by Tidelands	Adjustments (1)	United
Assets
Cash and cash equivalents	$13,121	$-	$13,121
Securities	65,676	(155)	65,521
Loans held for sale	139	3	142
Loans, net	317,938	(12,035)	305,903
Premises and equipment, net	19,133	(7,944)	11,189
Bank owned life insurance	16,917	-	16,917
Accrued interest receivable	1,086	(167)	919
Net deferred tax asset	73	15,639	15,712
Core deposit intangible	-	1,570	1,570
Other real estate owned	9,881	(2,386)	7,495
Other assets	1,920	(164)	1,756
Total assets acquired	$445,884	$(5,639)	$440,245
Liabilities
Deposits	$398,108	$1,765	$399,873
Repurchase agreements	10,000	155	10,155
Federal Home Loan Bank advances	13,000	354	13,354
Long-term debt	14,434	(3,668)	10,766
Other liabilities	11,587	(5,986)	5,601
Total liabilities assumed	447,129	(7,380)	439,749
Excess of assets acquired over liabilities assumed	$(1,245)
Aggregate fair value adjustments		$1,741
Total identifiable net assets			$496
Consideration transferred
Cash paid to redeem common stock			2,224
Cash paid to redeem preferred stock issued under the Treasury’s Capital Purchase Program			8,985
Total fair value of consideration transferred			11,209
Goodwill			$10,713

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

Acquisition of Palmetto Bancshares, Inc.

On September 1, 2015, United completed the acquisition of Palmetto Bancshares, Inc. (“Palmetto”) and its wholly-owned bank subsidiary, The Palmetto Bank. Palmetto operated 25 branches in South Carolina. In connection with the acquisition, United acquired $1.15 billion of assets and assumed $1.02 billion of liabilities. Total consideration transferred was $244 million of common equity and cash. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $115 million, representing the intangible value of Palmetto’s business and reputation within the market it serves. None of the goodwill recognized is expected to be deductible for income tax purposes. United will amortize the related core deposit intangible of $12.9 million using the sum-of-the-years-digits method over 12 years, which represents the expected useful life of the asset.

The fair value of the 8.70 million common shares issued as part of the consideration paid for Palmetto was determined on the basis of the closing market price of United’s common shares on the acquisition date.

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below (in thousands).

	As Recorded	Fair Value	As Recorded by
	by Palmetto	Adjustments	United
Assets
Cash and cash equivalents	$64,906	$-	$64,906
Securities	208,407	(340)	208,067
Loans held for sale	2,356	91	2,447
Loans, net	802,111	(5,552)	796,559
Premises and equipment, net	21,888	(4,931)	16,957
Bank owned life insurance	12,133	(148)	11,985
Accrued interest receivable	3,227	(346)	2,881
Net deferred tax asset	14,798	1,587	16,385
Core deposit intangible	-	12,900	12,900
Other assets	18,439	(4,731)	13,708
Total assets acquired	$1,148,265	$(1,470)	$1,146,795
Liabilities
Deposits	$989,296	$-	$989,296
Short-term borrowings	13,537	-	13,537
Other liabilities	11,994	2,808	14,802
Total liabilities assumed	1,014,827	2,808	1,017,635
Excess of assets acquired over liabilities assumed	$133,438
Aggregate fair value adjustments		$(4,278)
Total identifiable net assets			$129,160
Consideration transferred
Cash			74,003
Common stock issued (8,700,012 shares)			170,259
Total fair value of consideration transferred			244,262
Goodwill			$115,102

Since the acquisition date, within the one year measurement period, United received additional information regarding the fair values of loans, premises and equipment, OREO, which is included in other assets in the table above, and certain other assets. As a result, the provisional values assigned to the acquired loans, premises and equipment, OREO and other assets have been adjusted by an increase of $535,000, a decrease of $6.18 million, a decrease of $2.06 million and a decrease of $3.75 million, respectively. There were also small adjustments to securities, bank owned life insurance and other liabilities. The tax effect of all adjustments was reflected as an increase to the deferred tax asset of $3.91 million, with the net amount reflected as a $7.18 million increase to goodwill.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Mergers and Acquisitions, continued

Acquisition of Palmetto Bancshares, Inc., continued

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

Upon completion of the acquisition, each share of preferred stock issued by MoneyTree as part of the Small Business Lending Fund (“SBLF”) program of the Treasury (9,992 shares in the aggregate with a liquidation preference amount of $1,000 per share) was converted automatically into one substantially identical share of preferred stock of the Company. See Note 22 for further information on preferred stock.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Mergers and Acquisitions, continued

Acquisition of MoneyTree Corporation, continued

The purchased assets and assumed liabilities were recorded at their acquisition date fair values, and are summarized in the table below (in thousands).

	As Recorded	Fair Value	As Recorded by
	by MoneyTree	Adjustments	United
Assets
Cash and cash equivalents	$55,293	$-	$55,293
Securities	127,123	(52)	127,071
Loans held for sale	1,342	-	1,342
Loans, net	246,816	(2,464)	244,352
Premises and equipment, net	9,497	1,362	10,859
Bank owned life insurance	11,194	-	11,194
Core deposit intangible	-	4,220	4,220
Other assets	5,462	(399)	5,063
Total assets acquired	$456,727	$2,667	$459,394
Liabilities
Deposits	$368,833	$917	$369,750
Short-term borrowings	15,000	-	15,000
Federal Home Loan Bank advances	22,000	70	22,070
Other liabilities	864	1,828	2,692
Total liabilities assumed	406,697	2,815	409,512
SBLF preferred stock assumed	9,992	-	9,992
Excess of assets acquired over
liabilities and preferred stock assumed	$40,038
Aggregate fair value adjustments		$(148)
Total identifiable net assets			$39,890
Consideration transferred
Cash			10,699
Common stock issued (2,358,503 shares)			43,892
Total fair value of consideration transferred			54,591
Goodwill			$14,701

Since the acquisition date, within the one year measurement period, United received additional information regarding the fair value of premises and equipment. As a result, the provisional value assigned to the acquired premises and equipment was reduced by $2.40 million, partially offset by acquisition-related adjustments to deferred tax assets. The net of these adjustments was reflected as a $1.68 million increase to goodwill.

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

Pro forma information - unaudited

The following table discloses the impact of the mergers with Tidelands, Palmetto and MoneyTree since the respective acquisition dates through December 31 of the year of acquisition. The table also presents certain pro forma information as if Tidelands had been acquired on January 1, 2015 and Palmetto and MoneyTree had been acquired on January 1, 2014. These results combine the historical results of Palmetto and MoneyTree with United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisitions taken place in earlier years.

The following table presents the actual results and pro forma information for the periods indicated (in thousands). Merger-related costs of $4.07 million from the Tidelands acquisition have been excluded from the 2016 pro forma information presented below and included in the 2015 pro forma information below. Merger-related costs of $12.0 million from the Palmetto and MoneyTree acquisitions have been excluded from the 2015 pro forma information presented below and included in the 2014 pro forma information presented below.

	(Unaudited)
	Year Ended December 31,
	Revenue	Net Income

2016
Actual Tidelands results included in statement of income since acquisition date	$7,512	$1,189
Supplemental consolidated pro forma as if Tidelands had been acquired January 1, 2015	411,088	100,184

2015
Actual Palmetto results included in statement of income since acquisition date	$17,887	$7,010
Actual MoneyTree results included in statement of income since acquisition date	8,373	3,806
Supplemental consolidated pro forma as if Tidelands had been acquired January 1, 2015 and Palmetto and MoneyTree had been acquired January 1, 2014	382,921	82,465

2014
Supplemental consolidated pro forma as if Palmetto and MoneyTree had been acquired January 1, 2014	$342,211	$72,438

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

During 2016, 2015 and 2014, loans having a value of $8.18 million, $4.93 million and $9.09 million, respectively, were transferred to foreclosed property.

United also accounts for sales and purchases of government guaranteed loans on the trade date. At December 31, 2016 and 2015, United had unsettled sales of government guaranteed loans of $29.9 million and $18.5 million, respectively. At December 31, 2016, United had no unsettled purchases of government guaranteed loans, while at December 31, 2015, United had $18.3 million of unsettled purchases of government guaranteed loans. There were no unsettled government guaranteed loan transactions at December 31, 2014.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)	Cash Flows, continued

United accounts for securities transactions on the trade date. There were no unsettled securities transactions at December 31, 2016 or 2015. At December 31, 2014, United had purchased $5.43 million in securities that had not settled.

During 2016, United acquired, through business combinations, assets with a fair value totaling $451 million and liabilities with a fair value totaling $440 million, for net assets acquired of $11.2 million. During 2015, United acquired, through business combinations, assets with a fair value totaling $1.74 billion and liabilities with a fair value totaling $1.43 billion, for net assets acquired of $309 million. Common and preferred stock issued pursuant to these business combinations in 2015 totaled $214 million and $9.99 million, respectively. During 2014, United acquired, through business combinations, assets with a fair value totaling $31.3 million.

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

	Gross Amounts of	Gross Amounts Offset on		Gross Amounts not Offset in the Balance Sheet
December 31, 2016	Recognized Assets	the Balance Sheet	Net Asset Balance	Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$150,000	$(150,000)	$-	$-	$-	$-
Derivatives	23,688	-	23,688	(3,485)	(3,366)	16,837
Total	$173,688	$(150,000)	$23,688	$(3,485)	$(3,366)	$16,837

Weighted average interest rate of reverse repurchase agreements	1.78%

	Gross Amounts of	Gross Amounts Offset on	Net	Gross Amounts not Offset in the Balance Sheet
	Recognized Liabilities	the Balance Sheet	Liability Balance	Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$150,000	$(150,000)	$-	$-	$-	$-
Derivatives	27,648	-	27,648	(3,485)	(18,505)	5,658
Total	$177,648	$(150,000)	$27,648	$(3,485)	$(18,505)	$5,658

Weighted average interest rate of repurchase agreements	.88%

	Gross Amounts of	Gross Amounts Offset on		Gross Amounts not Offset in the Balance Sheet
December 31, 2015	Recognized Assets	the Balance Sheet	Net Asset Balance	Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$400,000	$(400,000)	$-	$-	$-	$-
Derivatives	20,082	-	20,082	(519)	(3,729)	15,834
Total	$420,082	$(400,000)	$20,082	$(519)	$(3,729)	$15,834

Weighted average interest rate of reverse repurchase agreements	1.34%

	Gross Amounts of	Gross Amounts Offset on	Net	Gross Amounts not Offset in the Balance Sheet
	Recognized Liabilities	the Balance Sheet	Liability Balance	Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$400,000	$(400,000)	$-	$-	$-	$-
Derivatives	28,825	-	28,825	(519)	(30,917)	-
Total	$428,825	$(400,000)	$28,825	$(519)	$(30,917)	$-

Weighted average interest rate of repurchase agreements	.50%

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)	Balance Sheet Offsetting and Repurchase Agreements Accounted for as Secured Borrowings, continued

At December 31, 2016, United recognized the right to reclaim cash collateral of $18.5 million and the obligation to return cash collateral of $3.37 million. At December 31, 2015, United recognized the right to reclaim cash collateral of $6.26 million and the obligation to return cash collateral of $3.73 million. The right to reclaim cash collateral and the obligation to return cash collateral were included in the consolidated balance sheet in other assets and other liabilities, respectively.

The following table presents additional detail regarding repurchase agreements accounted for as secured borrowings and the securities underlying these agreements as of the dates indicated (in thousands).

	Remaining Contractual Maturity of the Agreements
	Overnight and
	Continuous	Up to 30 Days	30 to 90 Days	91 to 110 days	Total

As of December 31, 2016
Mortgage-backed securities	$-	$-	$50,000	$100,000	$150,000

Total	$-	$-	$50,000	$100,000	$150,000

Gross amount of recognized liabilities for repurchase agreements in offsetting disclosure					$150,000
Amounts related to agreements not included in offsetting disclosure					$-

As of December 31, 2015
U.S. Treasuries	$-	$-	$100,000	$-	$100,000
U.S. Government agencies	32	-	-	-	32
Mortgage-backed securities	16,608	25,000	175,000	100,000	316,608

Total	$16,640	$25,000	$275,000	$100,000	$416,640

Gross amount of recognized liabilities for repurchase agreements in offsetting disclosure					$400,000
Amounts related to agreements not included in offsetting disclosure					$16,640

United is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price.  United manages this risk by maintaining an unpledged securities portfolio that it believes is sufficient to cover a decline in the market value of the securities sold under agreements to repurchase.

(6)	Investment Securities

At both December 31, 2016 and 2015, securities with a carrying value of $1.45 billion and $1.63 billion, respectively, were pledged to secure public deposits, derivatives and other secured borrowings.

The cost basis, unrealized gains and losses, and fair value of securities held-to-maturity as of the dates indicated are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2016	Cost	Gains	Losses	Value

State and political subdivisions	$57,134	$2,197	$249	$59,082
Mortgage-backed securities (1)	272,709	4,035	2,656	274,088

Total	$329,843	$6,232	$2,905	$333,170

As of December 31, 2015

State and political subdivisions	$62,073	$3,211	$-	$65,284
Mortgage-backed securities (1)	302,623	5,424	1,673	306,374

Total	$364,696	$8,635	$1,673	$371,658

(1) All are residential type mortgage-backed securities or U.S. government agency commercial mortgage backed securities.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Investment Securities, continued

The cost basis, unrealized gains and losses, and fair value of securities available-for-sale as of the dates indicated are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2016	Cost	Gains	Losses	Value

U.S. Treasuries	$170,360	$20	$764	$169,616
U.S. Government agencies	21,053	6	239	20,820
State and political subdivisions	74,555	176	554	74,177
Mortgage-backed securities (1)	1,397,435	8,924	14,677	1,391,682
Corporate bonds	306,824	591	2,023	305,392
Asset-backed securities	468,742	2,798	1,971	469,569
Other	1,182	-	-	1,182

Total	$2,440,151	$12,515	$20,228	$2,432,438

As of December 31, 2015

U.S. Treasuries	$169,034	$156	$484	$168,706
U.S. Government agencies	112,394	385	439	112,340
State and political subdivisions	56,265	461	458	56,268
Mortgage-backed securities (1)	1,108,206	12,077	7,165	1,113,118
Corporate bonds	308,102	933	3,009	306,026
Asset-backed securities	538,679	569	6,006	533,242
Other	1,811	-	-	1,811

Total	$2,294,491	$14,581	$17,561	$2,291,511

(1) All are residential type mortgage-backed securities or U.S. government agency commercial mortgage backed securities.

The following summarizes available-for-sale securities sales activities for the years ended December 31 (in thousands):

	2016	2015	2014

Proceeds from sales	$199,864	$353,860	$419,201

Gross gains on sales	$1,647	$2,409	$6,003
Gross losses on sales	(665)	(154)	(1,132)

Net gains on sales of securities	$982	$2,255	$4,871

Income tax expense attributable to sales	$371	$862	$1,902

At year-end 2016 and 2015, there were no holdings of debt obligations of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Investment Securities, continued

The following summarizes securities held-to-maturity in an unrealized loss position as of the dates indicated (in thousands):

	Less than 12 Months		12 Months or More		Total
As of December 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and political subdivisions	$18,359	$249	$-	$-	$18,359	$249
Mortgage-backed securities	118,164	2,656	-	-	118,164	2,656
Total unrealized loss position	$136,523	$2,905	$-	$-	$136,523	$2,905

As of December 31, 2015

Mortgage-backed securities	$140,362	$1,331	$13,127	$342	$153,489	$1,673
Total unrealized loss position	$140,362	$1,331	$13,127	$342	$153,489	$1,673

The following summarizes securities available-for-sale in an unrealized loss position as of the dates indicated (in thousands):

	Less than 12 Months		12 Months or More		Total
As of December 31, 2016	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasuries	$145,229	$764	$-	$-	$145,229	$764
U.S. Government agencies	19,685	239	-	-	19,685	239
State and political subdivisions	61,782	554	-	-	61,782	554
Mortgage-backed securities	810,686	13,952	26,279	725	836,965	14,677
Corporate bonds	228,504	1,597	15,574	426	244,078	2,023
Asset-backed securities	54,477	540	115,338	1,431	169,815	1,971
Total unrealized loss position	$1,320,363	$17,646	$157,191	$2,582	$1,477,554	$20,228

As of December 31, 2015

U.S. Treasuries	$126,066	$484	$-	$-	$126,066	$484
U.S. Government agencies	74,189	439	-	-	74,189	439
State and political subdivisions	27,014	458	-	-	27,014	458
Mortgage-backed securities	274,005	2,580	173,254	4,585	447,259	7,165
Corporate bonds	221,337	2,759	750	250	222,087	3,009
Asset-backed securities	358,940	5,746	4,816	260	363,756	6,006
Total unrealized loss position	$1,081,551	$12,466	$178,820	$5,095	$1,260,371	$17,561

At December 31, 2016, there were 170 available-for-sale securities and 41 held-to-maturity securities that were in an unrealized loss position. Management does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of its amortized cost basis. Unrealized losses at December 31, 2016 and 2015 were primarily attributable to changes in interest rates and spread relationships.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst’s reports. No impairment charges were recognized during 2016, 2015 or 2014.

Realized gains and losses are derived using the specific identification method for determining the cost of the securities sold.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Investment Securities, continued

The amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2016, by contractual maturity, are presented in the following table (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

US Treasuries:
1 to 5 years	$116,093	$115,702	$-	$-
5 to 10 years	54,267	53,914	-	-
	170,360	169,616	-	-

US Government agencies:
1 to 5 years	2,119	2,123	-	-
5 to 10 years	17,904	17,716	-	-
More than 10 years	1,030	981	-	-
	21,053	20,820	-	-

State and political subdivisions:
Within 1 year	1,053	1,059	4,506	4,553
1 to 5 years	31,941	31,930	13,850	14,514
5 to 10 years	23,653	23,403	21,192	22,676
More than 10 years	17,908	17,785	17,586	17,339
	74,555	74,177	57,134	59,082

Corporate bonds:
1 to 5 years	233,481	233,597	-	-
5 to 10 years	72,343	71,120	-	-
More than 10 years	1,000	675	-	-
	306,824	305,392	-	-

Asset-backed securities:
1 to 5 years	16,395	16,598	-	-
5 to 10 years	334,071	335,031	-	-
More than 10 years	118,276	117,940	-	-
	468,742	469,569	-	-

Other:
More than 10 years	1,182	1,182	-	-
	1,182	1,182	-	-

Total securities other than mortgage-backed securities:
Within 1 year	1,053	1,059	4,506	4,553
1 to 5 years	400,029	399,950	13,850	14,514
5 to 10 years	502,238	501,184	21,192	22,676
More than 10 years	139,396	138,563	17,586	17,339

Mortgage-backed securities	1,397,435	1,391,682	272,709	274,088

	$2,440,151	$2,432,438	$329,843	$333,170

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses

Major classifications of loans are summarized as of the dates indicated as follows (in thousands):

	December 31,
	2016	2015

Owner occupied commercial real estate	$1,650,360	$1,570,988
Income producing commercial real estate	1,281,541	1,020,464
Commercial & industrial	1,069,715	784,870
Commercial construction	633,921	518,335
Total commercial	4,635,537	3,894,657
Residential mortgage	856,725	764,175
Home equity lines of credit	655,410	589,325
Residential construction	190,043	176,202
Consumer installment	123,567	115,111
Indirect auto	459,354	455,971

Total loans	6,920,636	5,995,441

Less allowance for loan losses	(61,422)	(68,448)

Loans, net	$6,859,214	$5,926,993

At December 31, 2016 and 2015, loans with a carrying value of $3.33 billion and $2.44 billion were pledged as collateral to secure FHLB advances and other contingent funding sources.

At December 31, 2016, the carrying value and outstanding balance of PCI loans was $62.8 million and $87.9 million, respectively. At December 31, 2015, the carrying value and outstanding balance of PCI loans was $51.3 million and $71.0 million, respectively. The following table presents changes in the value of the accretable yield for PCI loans for the years ended December 31 (in thousands):

	2016	2015
Balance at beginning of period	$4,279	$-
Additions due to acquisitions	2,113	5,335
Accretion	(4,223)	(1,056)
Reclassification from nonaccretable difference	3,321	-
Changes in expected cash flows that do not affect nonaccretable difference	2,491	-
Balance at end of period	$7,981	$4,279

In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC Topic 310-30 are also accreted to interest income over the life of the loans. At December 31, 2016 and 2015, the remaining accretable fair value mark on loans acquired through a business combination and not accounted for under ASC Topic 310-30 was $7.14 million and $7.03 million, respectively. In addition, indirect auto loans purchased at a premium outside of a business combination had a remaining premium of $11.4 million and $12.0 million, respectively, at December 31, 2016 and 2015.

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

	2016	2015
Balance at beginning of period	$2,732	$3,204
New loans and advances	1	40
Repayments	(301)	(512)

Balance at end of period	$2,432	$2,732

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

The allowance for loan losses represents management’s estimate of probable incurred losses in the loan portfolio as of the end of the period. The allowance for unfunded commitments is included in other liabilities in the consolidated balance sheet. Combined, the allowance for loan losses and allowance for unfunded commitments are referred to as the allowance for credit losses. The following table presents the balance and activity in the allowance for credit losses by portfolio segment for the periods indicated (in thousands):

Year Ended December 31, 2016	Beginning Balance	Charge- Offs	Recoveries	Allocation of Unallocated	Provision	Ending Balance

Owner occupied commercial real estate	$18,016	$(2,029)	$706	$-	$(247)	$16,446
Income producing commercial real estate	11,548	(1,433)	580	-	(1,852)	8,843
Commercial & industrial	4,433	(1,830)	1,689	-	(482)	3,810
Commercial construction	9,553	(837)	821	-	3,868	13,405
Residential mortgage	12,719	(1,151)	301	-	(3,324)	8,545
Home equity lines of credit	5,956	(1,690)	386	-	(53)	4,599
Residential construction	4,002	(533)	79	-	(284)	3,264
Consumer installment	828	(1,459)	800	-	539	708
Indirect auto	1,393	(1,399)	233	-	1,575	1,802
Total allowance for loan losses	68,448	(12,361)	5,595	-	(260)	61,422
Allowance for unfunded commitments	2,542	-	-	-	(540)	2,002
Total allowance for credit losses	$70,990	$(12,361)	$5,595	$-	$(800)	$63,424

Year Ended December 31, 2015	Beginning Balance	Charge- Offs	Recoveries	Allocation of Unallocated	Provision	Ending Balance

Owner occupied commercial real estate	$18,174	$(2,901)	$755	$-	$1,988	$18,016
Income producing commercial real estate	14,517	(1,280)	866	-	(2,555)	11,548
Commercial & industrial	3,252	(1,358)	2,174	-	365	4,433
Commercial construction	10,901	(1,947)	736	-	(137)	9,553
Residential mortgage	14,133	(1,615)	1,080	-	(879)	12,719
Home equity lines of credit	4,476	(1,094)	242	-	2,332	5,956
Residential construction	4,374	(851)	173	-	306	4,002
Consumer installment	731	(1,597)	1,044	-	650	828
Indirect auto	1,061	(772)	86	-	1,018	1,393
Total allowance for loan losses	71,619	(13,415)	7,156	-	3,088	68,448
Allowance for unfunded commitments	1,930	-	-	-	612	2,542
Total allowance for credit losses	$73,549	$(13,415)	$7,156	$-	$3,700	$70,990

Year Ended December 31, 2014	Beginning Balance	Charge- Offs	Recoveries	Allocation of Unallocated	Provision	Ending Balance

Owner occupied commercial real estate	$18,823	$(4,567)	$3,343	$1,278	$(703)	$18,174
Income producing commercial real estate	10,607	(2,671)	1,009	688	4,884	14,517
Commercial & industrial	6,504	(2,145)	1,665	318	(3,090)	3,252
Commercial construction	10,702	(1,574)	503	388	882	10,901
Residential mortgage	10,787	(5,011)	572	1,452	6,333	14,133
Home equity lines of credit	5,398	(2,314)	287	391	714	4,476
Residential construction	5,219	(1,837)	135	1,728	(871)	4,374
Consumer installment	1,353	(2,008)	1,221	-	165	731
Indirect auto	1,126	(540)	54	-	421	1,061
Unallocated	6,243	-	-	(6,243)	-	-
Total allowance for loan losses	76,762	(22,667)	8,789	-	8,735	71,619
Allowance for unfunded commitments	2,165	-	-	-	(235)	1,930
Total allowance for credit losses	$78,927	$(22,667)	$8,789	$-	$8,500	$73,549

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

The following table presents the recorded investment in loans by portfolio segment and the balance of the allowance for loan losses assigned to each segment based on the method of evaluating the loans for impairment for the periods indicated (in thousands):

	Allowance for Loan Losses
	December 31, 2016				December 31, 2015
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance

Owner occupied commercial real estate	$1,746	$14,700	$-	$16,446	$1,788	$16,228	$-	$18,016
Income producing commercial real estate	885	7,919	39	8,843	1,705	9,843	-	11,548
Commercial & industrial	58	3,752	-	3,810	274	4,159	-	4,433
Commercial construction	168	13,218	19	13,405	138	9,415	-	9,553
Residential mortgage	517	7,997	31	8,545	2,818	9,901	-	12,719
Home equity lines of credit	2	4,597	-	4,599	6	5,950	-	5,956
Residential construction	64	3,198	2	3,264	55	3,947	-	4,002
Consumer installment	12	696	-	708	13	815	-	828
Indirect auto	-	1,802	-	1,802	-	1,393	-	1,393
Total allowance for loan losses	3,452	57,879	91	61,422	6,797	61,651	-	68,448
Allowance for unfunded commitments	-	2,002	-	2,002	-	2,542	-	2,542
Total allowance for credit losses	$3,452	$59,881	$91	$63,424	$6,797	$64,193	$-	$70,990

	Loans Outstanding
	December 31, 2016				December 31, 2015
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance

Owner occupied commercial real estate	$31,421	$1,600,355	$18,584	$1,650,360	$40,634	$1,516,532	$13,822	$1,570,988
Income producing commercial real estate	30,459	1,225,763	25,319	1,281,541	26,443	964,563	29,458	1,020,464
Commercial & industrial	1,915	1,066,764	1,036	1,069,715	3,278	780,937	655	784,870
Commercial construction	5,050	620,543	8,328	633,921	17,158	498,838	2,339	518,335
Residential mortgage	13,706	836,624	6,395	856,725	13,831	748,003	2,341	764,175
Home equity lines of credit	63	653,337	2,010	655,410	167	587,470	1,688	589,325
Residential construction	1,594	187,516	933	190,043	1,419	173,857	926	176,202
Consumer installment	290	123,118	159	123,567	329	114,741	41	115,111
Indirect auto	1,165	458,189	-	459,354	749	455,173	49	455,971
Total loans	$85,663	$6,772,209	$62,764	$6,920,636	$104,008	$5,840,114	$51,319	$5,995,441

Management considers all non-PCI relationships that are on nonaccrual with a balance of $500,000 or greater and all TDRs to be impaired. In addition, management reviews all accruing substandard relationships greater than $2 million to determine if the loan is impaired. A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the original contractual terms of the loan will not be collected. All TDRs are considered impaired regardless of accrual status. Impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. For TDRs less than $500,000, impairment is estimated based on the average impairment of TDRs greater than $500,000 by loan category. For loan types that do not have TDRs greater than $500,000, the average impairment for all TDR loans is used to quantify the amount of required specific reserve. A specific reserve is established for impaired loans for the amount of calculated impairment. Interest payments received on impaired nonaccrual loans are applied as a reduction of the outstanding principal balance. For impaired loans not on nonaccrual status, interest is accrued according to the terms of the loan agreement. Loans are evaluated for impairment quarterly and specific reserves are established in the allowance for loan losses for any measured impairment.

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

When a loan officer determines that a loan is uncollectible, he or she is responsible for recommending that the loan be placed on nonaccrual status, evaluating the loan for impairment, and, if necessary, fully or partially charging off the loan. Full or partial charge-offs may also be recommended by the Collections Department, the Special Assets Department, the Loss Mitigation Department and the Foreclosure/OREO Department. Nonaccrual real estate loans that are collateral dependent are generally charged down to fair value less costs to sell at the time they are placed on nonaccrual status.

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

At December 31, 2016 and 2015, $870,000 and $827,000, respectively, in overdrawn deposit accounts were reclassified as commercial and industrial loans.

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired is presented below for the last three years (in thousands):

	2016			2015			2014
	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received

Owner occupied commercial real estate	$33,297	$1,667	$1,704	$40,182	$1,970	$2,059	$35,641	$1,741	$1,804
Income producing commercial real estate	31,661	1,418	1,457	25,441	1,260	1,259	30,519	1,505	1,542
Commercial & industrial	2,470	123	118	4,299	163	260	4,226	172	228
Commercial construction	5,879	267	264	18,667	755	759	23,007	897	897
Total commercial	73,307	3,475	3,543	88,589	4,148	4,337	93,393	4,315	4,471
Residential mortgage	14,118	637	633	15,504	612	572	12,640	544	546
Home equity lines of credit	93	4	4	420	17	16	518	21	22
Residential construction	1,677	89	88	2,279	158	169	2,271	137	139
Consumer installment	302	22	23	223	16	16	305	19	22
Indirect auto	928	47	47	221	11	11	-	-	-
Total	$90,425	$4,274	$4,338	$107,236	$4,962	$5,121	$109,127	$5,036	$5,200

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

The following table presents loans individually evaluated for impairment by class of loans as of the dates indicated (in thousands):

	December 31, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Owner occupied commercial real estate	$9,171	$8,477	$-	$15,584	$15,251	$-
Income producing commercial real estate	16,864	16,864	-	13,044	12,827	-
Commercial & industrial	421	334	-	493	469	-
Commercial construction	845	841	-	3,731	3,429	-
Total commercial	27,301	26,516	-	32,852	31,976	-
Residential mortgage	630	628	-	-	-	-
Home equity lines of credit	-	-	-	-	-	-
Residential construction	-	-	-	-	-	-
Consumer installment	-	-	-	-	-	-
Indirect auto	1,165	1,165	-	749	749	-
Total with no related allowance recorded	29,096	28,309	-	33,601	32,725	-

With an allowance recorded:
Owner occupied commercial real estate	23,574	22,944	1,746	25,642	25,383	1,788
Income producing commercial real estate	13,681	13,595	885	13,850	13,616	1,705
Commercial & industrial	1,679	1,581	58	2,896	2,809	274
Commercial construction	4,739	4,209	168	14,237	13,729	138
Total commercial	43,673	42,329	2,857	56,625	55,537	3,905
Residential mortgage	13,565	13,078	517	14,178	13,831	2,818
Home equity lines of credit	63	63	2	167	167	6
Residential construction	1,947	1,594	64	1,465	1,419	55
Consumer installment	293	290	12	354	329	13
Indirect auto	-	-	-	-	-	-
Total with an allowance recorded	59,541	57,354	3,452	72,789	71,283	6,797
Total	$88,637	$85,663	$3,452	$106,390	$104,008	$6,797

Excluding PCI loans, there were no loans more than 90 days past due and still accruing interest at December 31, 2016 and 2015. Nonaccrual loans include both homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans. United’s policy is to place loans on nonaccrual status, when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in full or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is classified on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Principal and interest payments received on a nonaccrual loan are applied to reduce the loan’s recorded investment.

PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or future period yield adjustments. No PCI loans were classified as nonaccrual at December 31, 2016 or 2015 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms was approximately $975,000, $1.11 million, and $1.71 million for 2016, 2015, and 2014, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

The following table presents the recorded investment in nonaccrual loans by loan class as of the dates indicated (in thousands):

	December 31,
	2016	2015

Owner occupied commercial real estate	$7,373	$8,545
Income producing commercial real estate	1,324	3,768
Commercial & industrial	966	892
Commercial construction	1,538	1,378
Total commercial	11,201	14,583
Residential mortgage	6,368	5,873
Home equity lines of credit	1,831	851
Residential construction	776	348
Consumer installment	88	175
Indirect auto	1,275	823
Total	$21,539	$22,653

The following table presents the aging of the recorded investment in past due loans by class of loans as of the dates indicated (in thousands):

	Loans Past Due				Loans Not
As of December 31, 2016	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Past Due	PCI Loans	Total

Owner occupied commercial real estate	$2,195	$1,664	$3,386	$7,245	$1,624,531	$18,584	$1,650,360
Income producing commercial real estate	1,373	355	330	2,058	1,254,164	25,319	1,281,541
Commercial & industrial	943	241	178	1,362	1,067,317	1,036	1,069,715
Commercial construction	452	14	292	758	624,835	8,328	633,921
Total commercial	4,963	2,274	4,186	11,423	4,570,847	53,267	4,635,537
Residential mortgage	7,221	1,799	1,700	10,720	839,610	6,395	856,725
Home equity lines of credit	1,996	101	957	3,054	650,346	2,010	655,410
Residential construction	950	759	51	1,760	187,350	933	190,043
Consumer installment	633	117	35	785	122,623	159	123,567
Indirect auto	1,109	301	909	2,319	457,035	-	459,354
Total loans	$16,872	$5,351	$7,838	$30,061	$6,827,811	$62,764	$6,920,636

As of December 31, 2015

Owner occupied commercial real estate	$4,211	$1,823	$2,546	$8,580	$1,548,586	$13,822	$1,570,988
Income producing commercial real estate	523	1,046	952	2,521	988,485	29,458	1,020,464
Commercial & industrial	858	88	489	1,435	782,780	655	784,870
Commercial construction	715	133	299	1,147	514,849	2,339	518,335
Total commercial	6,307	3,090	4,286	13,683	3,834,700	46,274	3,894,657
Residential mortgage	4,385	1,185	2,067	7,637	754,197	2,341	764,175
Home equity lines of credit	1,047	188	287	1,522	586,115	1,688	589,325
Residential construction	1,624	106	121	1,851	173,425	926	176,202
Consumer installment	610	115	83	808	114,262	41	115,111
Indirect auto	611	311	561	1,483	454,439	49	455,971
Total loans	$14,584	$4,995	$7,405	$26,984	$5,917,138	$51,319	$5,995,441

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

Loans modified under the terms of a TDR during the years ended December 31, 2016, 2015 and 2014 are presented in the table below. In addition, the following table presents loans modified under the terms of a TDR that defaulted (became 90 days or more delinquent) during the years ended December 31, 2016, 2015 and 2014, that were initially restructured within one year prior to default (dollars in thousands):

	New TDRs
		Pre- Modification Outstanding	Post- Modification Outstanding Recorded Investment by Type of Modification				TDRs Modified Within the Year That Have Subsequently Defaulted
Year Ended December 31, 2016	Number of Contracts	Recorded Investment	Rate Reduction	Structure	Other	Total	Number of Contracts	Recorded Investment

Owner occupied commercial real estate	8	$2,699	$-	$2,699	$-	$2,699	1	$252
Income producing commercial real estate	1	257	-	257	-	257	-	-
Commercial & industrial	5	1,012	-	1,012	-	1,012	2	34
Commercial construction	3	458	-	393	65	458	-	-
Total commercial	17	4,426	-	4,361	65	4,426	3	286
Residential mortgage	28	3,262	1,992	1,135	40	3,167	1	85
Home equity lines of credit	1	38	38	-	-	38	-	-
Residential construction	7	584	46	376	82	504	-	-
Consumer installment	6	71	13	58	-	71	-	-
Indirect auto	35	966	-	-	966	966	-	-
Total loans	94	$9,347	$2,089	$5,930	$1,153	$9,172	4	$371

Year Ended December 31, 2015

Owner occupied commercial real estate	14	$13,592	$-	$13,266	$199	$13,465	1	$178
Income producing commercial real estate	7	2,135	45	2,090	-	2,135	-	-
Commercial & industrial	9	1,325	-	899	347	1,246	-	-
Commercial construction	2	580	-	580	-	580	-	-
Total commercial	32	17,632	45	16,835	546	17,426	1	178
Residential mortgage	32	2,847	144	2,369	334	2,847	1	2
Home equity lines of credit	2	187	-	177	-	177	-	-
Residential construction	4	222	-	198	-	198	-	-
Consumer installment	10	222	-	204	18	222	2	32
Indirect auto	-	-	-	-	-	-	-	-
Total loans	80	$21,110	$189	$19,783	$898	$20,870	4	$212

Year Ended December 31, 2014

Owner occupied commercial real estate	12	$4,793	$229	$4,564	$-	$4,793	2	$346
Income producing commercial real estate	10	2,026	411	911	704	2,026	-	-
Commercial & industrial	9	1,185	216	969	-	1,185	2	54
Commercial construction	9	1,953	-	1,632	321	1,953	-	-
Total commercial	40	9,957	856	8,076	1,025	9,957	4	400
Residential mortgage	32	3,055	338	2,173	367	2,878	8	650
Home equity lines of credit	1	36	-	-	36	36	-	-
Residential construction	1	138	-	138	-	138	-	-
Consumer installment	5	226	-	144	82	226	-	-
Indirect auto	-	-	-	-	-	-	-	-
Total loans	79	$13,412	$1,194	$10,531	$1,510	$13,235	12	$1,050

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

The following table presents additional information on TDRs including the number of loan contracts restructured and the pre- and post-modification recorded investment as of the dates indicated (dollars in thousands):

	December 31, 2016			December 31, 2015
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Owner occupied commercial real estate	63	$26,882	$26,192	68	$34,119	$33,633
Income producing commercial real estate	55	23,710	23,684	60	19,237	19,059
Commercial & industrial	16	1,515	1,429	25	2,894	2,809
Commercial construction	29	5,500	5,049	38	15,045	14,592
Total commercial	163	57,607	56,354	191	71,295	70,093
Residential mortgage	134	13,995	13,706	128	13,992	13,831
Home equity lines of credit	1	63	63	2	167	167
Residential construction	27	1,925	1,594	21	1,464	1,419
Consumer installment	19	292	290	22	348	329
Indirect auto	65	1,165	1,165	49	749	749
Total loans	409	$75,047	$73,172	413	$88,015	$86,588

Collateral dependent TDRs that subsequently default or are placed on nonaccrual are charged down to the fair value of the collateral consistent with United’s policy for nonaccrual loans.  Impairment on TDRs that are not collateral dependent continues to be measured based on discounted cash flows regardless of whether the loan has subsequently defaulted.

As of December 31, 2016 and 2015, United has allocated $2.90 million and $6.37 million, respectively, of specific reserves to customers whose loan terms have been modified in TDRs. United committed to lend additional amounts totaling up to $95,000 and $224,000 as of December 31, 2016 and 2015, respectively, to customers with outstanding loans that are classified as TDRs.

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

Consumer Purpose Loans. United applies a pass / fail grading system to all consumer purpose loans. Under the pass / fail grading system, consumer purpose loans that become past due 90 days or are in bankrupcty are classified as “fail” and all other loans are classified as “pass”. For reporting purposes, consumer purpose loans classified as “fail” are reported in the substandard column and all other consumer purpose loans are reported in the “pass” column.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of December 31, 2016 and 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

As of December 31, 2016	Pass	Watch	Substandard	Doubtful / Loss	Total

Owner occupied commercial real estate	$1,577,301	$18,029	$36,446	$-	$1,631,776
Income producing commercial real estate	1,220,626	8,502	27,094	-	1,256,222
Commercial & industrial	1,055,282	4,188	9,209	-	1,068,679
Commercial construction	612,900	6,166	6,527	-	625,593
Total commercial	4,466,109	36,885	79,276	-	4,582,270
Residential mortgage	829,844	-	20,486	-	850,330
Home equity lines of credit	647,425	-	5,975	-	653,400
Residential construction	185,643	-	3,467	-	189,110
Consumer installment	122,736	-	672	-	123,408
Indirect auto	456,717	-	2,637	-	459,354
Total loans, excluding PCI loans	$6,708,474	$36,885	$112,513	$-	$6,857,872

Owner occupied commercial real estate	$2,044	$3,444	$13,096	$-	$18,584
Income producing commercial real estate	13,236	8,474	3,609	-	25,319
Commercial & industrial	216	160	660	-	1,036
Commercial construction	3,212	1,265	3,851	-	8,328
Total commercial	18,708	13,343	21,216	-	53,267
Residential mortgage	5,189	-	1,206	-	6,395
Home equity lines of credit	1,094	-	916	-	2,010
Residential construction	898	-	35	-	933
Consumer installment	159	-	-	-	159
Indirect auto	-	-	-	-	-
Total PCI loans	$26,048	$13,343	$23,373	$-	$62,764

As of December 31, 2015
Owner occupied commercial real estate	$1,483,109	$25,926	$48,131	$-	$1,557,166
Income producing commercial real estate	956,168	7,439	27,399	-	991,006
Commercial & industrial	769,801	8,110	6,304	-	784,215
Commercial construction	499,649	6,943	9,404	-	515,996
Total commercial	3,708,727	48,418	91,238	-	3,848,383
Residential mortgage	740,129	31	21,674	-	761,834
Home equity lines of credit	581,385	24	6,228	-	587,637
Residential construction	171,961	-	3,315	-	175,276
Consumer installment	114,178	-	892	-	115,070
Indirect auto	453,935	-	1,987	-	455,922
Total loans, excluding PCI loans	$5,770,315	$48,473	$125,334	$-	$5,944,122
Owner occupied commercial real estate	$1,811	$6,808	$4,854	$349	$13,822
Income producing commercial real estate	9,378	6,073	14,007	-	29,458
Commercial & industrial	17	83	505	50	655
Commercial construction	1,698	45	596	-	2,339
Total commercial	12,904	13,009	19,962	399	46,274
Residential mortgage	-	-	2,341	-	2,341
Home equity lines of credit	214	-	1,474	-	1,688
Residential construction	345	-	69	512	926
Consumer installment	1	-	40	-	41
Indirect auto	-	-	49	-	49
Total PCI loans	$13,464	$13,009	$23,935	$911	$51,319

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)	Premises and Equipment

Premises and equipment are summarized as follows as of the dates indicated (in thousands):

	December 31,
	2016	2015

Land and land improvements	$79,946	$79,686
Buildings and improvements	135,004	127,493
Furniture and equipment	79,597	68,309
Construction in progress	5,747	3,787

	300,294	279,275

Less accumulated depreciation	(110,356)	(101,110)
Premises and equipment, net	$189,938	$178,165

Depreciation expense was $11.5 million, $9.36 million and $8.66 million for 2016, 2015 and 2014, respectively.

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

United leases certain branch properties and equipment under operating leases. Rent expense was $4.13 million, $2.72 million and $2.14 million for 2016, 2015 and 2014, respectively. United does not have any capital leases. As of December 31, 2016, rent commitments under operating leases, before considering renewal options that generally are present, were as follows (in thousands):

2017	$4,028
2018	3,663
2019	3,545
2020	3,419
2021	3,284
Thereafter	11,151
Total	$29,090

(9)	Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets is summarized below as of the dates indicated (in thousands):

	December 31,
	2016	2015
Core deposit intangible	$51,342	$49,772
Less: accumulated amortization	(37,145)	(32,964)
Total intangibles subject to amortization, net	14,197	16,808
Goodwill	142,025	130,612
Total goodwill and other intangible assets, net	$156,222	$147,420

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)	Goodwill and Other Intangible Assets, continued

The following is a summary of changes in the carrying amounts of goodwill for the years indicated (in thousands):

			Goodwill, net of
		Accumulated	Accumulated
		Impairment	Impairment
	Goodwill	Losses	Losses
December 31, 2014	$307,099	$(305,590)	$1,509
Acquisition of Palmetto	114,402	-	114,402
Acquisition of MoneyTree	14,701	-	14,701
December 31, 2015	436,202	(305,590)	130,612
Acquisition of Tidelands	10,713	-	10,713
Measurement period adjustments	700	-	700
December 31, 2016	$447,615	$(305,590)	$142,025

The amortization expense for intangibles subject to amortization for 2016, 2015 and 2014 was $4.18 million, $2.44 million and $1.35 million, respectively, which was recognized in operating expenses. The estimated aggregate amortization expense for future periods is as follows (in thousands):

Year
2017	$3,413
2018	2,690
2019	2,171
2020	1,678
2021	1,214
Thereafter	3,031
Total	$14,197

(10)	Foreclosed Property

Major classifications of foreclosed properties at December 31, 2016 and 2015 are summarized as follows (in thousands):

	2016	2015

Commercial real estate	$3,181	$2,652
Commercial construction	2,977	437
Total commercial	6,158	3,089
Residential mortgage	1,791	1,322
Residential construction	-	472
Total foreclosed property	$7,949	$4,883

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)	Servicing Rights

Servicing Rights for Government Guaranteed Loans

United accounts for servicing rights for government guaranteed loans at fair value. Changes in the balances of servicing assets and servicing liabilities are as follows for the years indicated (in thousands):

	2016	2015	2014
Servicing rights for government guaranteed loans, beginning of period	$3,712	$2,551	$-
Additions:
Acquired servicing rights	-	137	2,133
Originated servicing rights capitalized upon sale of loans	2,723	1,699	832
Subtractions:
Disposals	(393)	(353)	(152)
Changes in fair value:
Due to change in valuation inputs or assumptions used in the valuation model	(290)	(322)	(262)
Servicing rights for government guaranteed loans, end of period	$5,752	$3,712	$2,551

The portfolio of government guaranteed loans serviced for others, which is not included in the accompanying balance sheets, was $256 million and $151 million, respectively, at December 31, 2016 and 2015. The amount of contractually specified servicing fees earned by United on these servicing rights during the years ended December 31, 2016, 2015 and 2014 was $1.64 million, $1.07 million and $513,000, respectively. Servicing fees and changes in fair value were included in interest revenue in the Consolidated Statement of Income.

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the servicing asset for government guaranteed loans and the sensitivity of the fair values to immediate adverse changes in those assumptions are shown in the table below as of the dates indicated (in thousands):

	December 31,
	2016	2015
Fair value of retained servicing assets	$5,752	$3,712
Prepayment rate assumption	7.12%	6.95%
10% adverse change	$(132)	$(84)
20% adverse change	$(257)	$(163)
Discount rate	11.0%	11.8%
100 bps adverse change	$(167)	$(109)
200 bps adverse change	$(324)	$(212)
Weighted-average life (years)	6.8	6.7
Weighted-average gross margin	1.86%	2.02%

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)	Servicing Rights, continued

Residential Mortgage Servicing Rights

United accounts for residential mortgage servicing rights using the amortization method. The following table summarizes the changes in residential mortgage servicing rights for the years indicated (in thousands).

	2016	2015
Residential mortgage servicing rights, net of valuation allowance, beginning of period	$3,370	$-
Additions:
Acquired servicing rights	-	3,454
Originated servicing rights capitalized upon sale of loans	2,124	199
Subtractions:
Amortization	(1,117)	(273)
Impairment	(5)	(10)
Residential mortgage servicing rights, net of valuation allowance, end of period	$4,372	$3,370

The estimated fair value of residential mortgage servicing rights was $5.17 million and $3.52 million, respectively, at December 31, 2016 and 2015. The following table summarizes the activity in the valuation allowance for impairment of the residential mortgage servicing rights portfolio for the years indicated (in thousands).

	2016	2015
Valuation allowance, beginning of period	$10	$-
Additions charged to operations, net	5	10
Valuation allowance, end of period	$15	$10

The portfolio of residential mortgage loans serviced for others, which is not included in the consolidated balance sheet, was $543 million and $377 million, respectively, at December 31, 2016 and 2015. The amount of contractually specified servicing fees earned by United on these servicing rights during the year ended December 31, 2016 and 2015 was $1.03 million and $299,000, respectively, which was included in interest revenue in the Consolidated Statement of Income. Impairment and amortization of servicing rights were included in mortgage loan and other related fee revenue in the Consolidated Statement of Income.

The following table summarizes the estimated future amortization expense of residential mortgage servicing rights during the years indicated (in thousands).

2017	$1,081
2018	876
2019	706
2020	564
2021	447
thereafter	698
$4,372

(12)	Deposits

At December 31, 2016, the contractual maturities of time deposits, including brokered time deposits, are summarized as follows (in thousands):

2017	$990,154
2018	172,710
2019	58,730
2020	32,488
2021	35,453
thereafter	87,471
$1,377,006

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Deposits, continued

At December 31, 2016 and 2015, time deposits (excluding brokered time deposits) that met or exceeded the FDIC insurance limit of $250,000 totaled $144 million and $139 million, respectively.

At December 31, 2016 and 2015, United held $89.9 million and $234 million, respectively, in certificates of deposit obtained through third party brokers. The daily average balance of these brokered deposits totaled $171 million and $269 million in 2016 and 2015, respectively. The brokered certificates of deposit at December 31, 2016 had maturities ranging from 2018 through 2033 and are callable by United. United has certain market-linked brokered deposits that are considered hybrid instruments that contain embedded derivatives that have been bifurcated from the host contract leaving host instruments paying a rate of 90 day LIBOR minus a spread that results in a negative yield.

(13)	Federal Home Loan Bank Advances

At December 31, 2016 and 2015, United had FHLB advances totaling $709 million and $430 million, respectively. The advances outstanding at December 31, 2016 had maturities in 2017 with interest rates ranging from .48% to 3.95%. At December 31, 2016, the weighted average interest rate on FHLB advances was .67%, compared to .49% as of December 31, 2015. The FHLB advances are collateralized by owner occupied and income producing commercial real estate and residential mortgage loans, investment securities and FHLB stock.

(14)	Long-term Debt

Long-term debt consisted of the following (in thousands):

				Stated	Earliest
	December 31,		Issue	Maturity	Call
	2016	2015	Date	Date	Date	Interest Rate

2017 senior debentures	$35,000	$35,000	2012	2017	2017	9.000%
2018 senior debentures	40,000	40,000	2013	2018	2015	6.000%
2022 senior debentures	50,000	50,000	2015	2022	2020	5.000% through August 13, 2020,
						3-month LIBOR plus 3.814% thereafter
2027 senior debentures	35,000	35,000	2015	2027	2025	5.500% through August 13, 2025
						3-month LIBOR plus 3.71% thereafter
Total senior debentures	160,000	160,000

Southern Bancorp Capital Trust I	4,382	4,382	2004	2034	2009	Prime + 1.00%
United Community Statutory Trust III	1,238	1,238	2008	2038	2013	Prime + 3.00%
Tidelands Statutory Trust I	8,248	-	2006	2036	2011	3-month LIBOR plus 1.38%
Tidelands Statutory Trust II	6,186	-	2008	2038	2013	3-month LIBOR plus 5.075%
Total trust preferred securities	20,054	5,620
Less discount	(4,976)	(1,784)
Total long-term debt	$175,078	$163,836

Interest is currently paid semiannually or quarterly for all senior debentures and trust preferred securities.

Senior Debentures

The 2017 senior debentures are not redeemable prior to maturity and will mature on October 15, 2017. The 2018 senior debentures are redeemable at a redemption price equal to 100% of the principal amount plus any accrued and unpaid interest, and will mature on August 13, 2018 if not redeemed prior to that date. The 2022 senior debentures are redeemable, in whole or in part, on or after August 14, 2020 at a redemption price equal to 100% of the principal amount to be redeemed plus any accrued and unpaid interest, and will mature on February 14, 2022 if not redeemed prior to that date. The 2027 senior debentures are redeemable, in whole or in part, on or after August 14, 2025 at a redemption price equal to 100% of the principal amount to be redeemed plus any accrued and unpaid interest, and will mature on February 14, 2027 if not redeemed prior to that date.

Trust Preferred Securities

Trust preferred securities qualify as Tier 1 capital under risk based capital guidelines subject to certain limitations. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indentures.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15)	Reclassifications Out of Accumulated Other Comprehensive Income

The following presents the details regarding amounts reclassified out of accumulated other comprehensive income (in thousands).

	Amounts Reclassified from Accumulated
Details about Accumulated Other	Other Comprehensive Income For the Years Ended December 31,			Affected Line Item in the Statement
Comprehensive Income Components	2016	2015	2014	Where Net Income is Presented

Realized gains on available-for-sale securities:
	$982	$2,255	$4,871	Securities gains, net
	(371)	(862)	(1,902)	Tax expense
	$611	$1,393	$2,969	Net of tax

Amortization of losses included in net income on available-for-sale securities transferred to held to maturity:
	$(1,759)	$(1,702)	$(1,656)	Investment securities interest revenue
	662	638	622	Tax benefit
	$(1,097)	$(1,064)	$(1,034)	Net of tax

Amounts included in net income on derivative financial instruments accounted for as cash flow hedges:
Effective portion of interest rate contracts	$-	$-	$(764)	Time deposit interest expense
Effective portion of interest rate contracts	-	-	(223)	Money market deposit interest expense
Amortization of losses on de-designated positions	(7)	(129)	(79)	Deposits in banks and short-term investments interest revenue
Amortization of losses on de-designated positions	(647)	(695)	(198)	Money market deposit interest expense
Amortization of losses on de-designated positions	(1,237)	(1,112)	(234)	Federal Home Loan Bank advances interest expense
Amortization of losses on de-designated positions	-	-	(512)	Time deposit interest expense
	(1,891)	(1,936)	(2,010)	Total before tax
	736	753	782	Tax benefit
	$(1,155)	$(1,183)	$(1,228)	Net of tax

Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan
Prior service cost	$(501)	$(465)	$(365)	Salaries and employee benefits expense
Actuarial losses	(354)	(271)	-	Salaries and employee benefits expense
	(855)	(736)	(365)	Total before tax
	333	286	142	Tax benefit
	$(522)	$(450)	$(223)	Net of tax

Total reclassifications for the period	$(2,163)	$(1,304)	$484	Net of tax
Amounts shown above in parentheses reduce earnings

(16)	Earnings Per Share

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

United accrued dividends on preferred stock, including accretion of discounts, as shown in the following table for the years indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014

Series B - 5% fixed until December 6, 2013, 9% thereafter	$-	$-	$159
Series D - LIBOR plus 9.6875%, resets quarterly	-	-	280
Series H - 1% until March 15, 2016, 9% thereafter	21	67	-
Total preferred stock dividends	$21	$67	$439

The preferred stock dividends were subtracted from net income in order to arrive at net income available to common shareholders.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Earnings Per Share, continued

The following table sets forth the computation of basic and diluted net income per common share for the years indicated (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014

Net income available to common stockholders	$100,635	$71,511	$67,181

Income per common share:
Basic	$1.40	$1.09	$1.11
Diluted	1.40	1.09	1.11

Weighted average common shares:
Basic	71,910	65,488	60,588

Effect of dilutive securities:
Stock options	5	4	2

Diluted	71,915	65,492	60,590

At December 31, 2016, United had the following potentially dilutive stock options and warrants outstanding:  a warrant to purchase 219,909 shares of common stock at $61.40 per share; 72,665 shares of common stock issuable upon exercise of stock options granted to employees with a weighted average exercise price of $34.34; and 690,970 shares of common stock issuable upon completion of vesting of restricted stock awards.

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

(17)	Income Taxes

Income tax expense is as follows for the years indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014

Current	$2,609	$5,140	$1,224
Deferred	59,160	37,685	37,524
Increase in valuation allowance	567	611	702

Total income tax expense	$62,336	$43,436	$39,450

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)	Income Taxes, continued

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows for the years indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014

Pretax income at statutory rates	$57,047	$40,255	$37,475
Add (deduct):
State taxes, net of federal benefit	5,013	3,537	3,365
Bank owned life insurance earnings	(572)	(348)	(209)
Adjustment to reserve for uncertain tax positions	(58)	(136)	(200)
Tax-exempt interest revenue	(573)	(662)	(757)
Equity compensation	976	-	-
Transaction costs	92	509	-
Tax credits	(149)	(190)	(250)
Change in state statutory tax rate	250	340	-
Increase in valuation allowance	567	611	702
Other	(257)	(480)	(676)

Total income tax expense	$62,336	$43,436	$39,450

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)	Income Taxes, continued

The following summarizes the sources and expected tax consequences of future taxable deductions (revenue) which comprise the net deferred tax asset as of the dates indicated (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Allowance for loan losses	$23,025	$25,840
Net operating loss carryforwards	112,805	155,757
Deferred compensation	9,778	8,727
Loan purchase accounting adjustments	10,529	7,940
Reserve for losses on foreclosed properties	822	2,025
Nonqualified share based compensation	1,567	3,628
Accrued expenses	4,420	3,990
Investment in partnerships	1,417	1,814
Unamortized pension actuarial losses and prior service cost	2,365	2,151
Unrealized losses on securities available-for-sale	3,982	2,943
Unrealized losses on cash flow hedges	561	1,351
Derivatives	609	936
Premises and equipment	764	-
Other	2,965	2,174

Total deferred tax assets	175,609	219,276

Deferred tax liabilities:
Acquired intangible assets	3,485	5,034
Premises and equipment	-	398
Loan origination costs	5,885	5,030
Prepaid expenses	689	729
Servicing asset	3,437	2,208
Uncertain tax positions	3,892	3,981
Total deferred tax liabilities	17,388	17,380
Less valuation allowance	3,885	4,283
Net deferred tax asset	$154,336	$197,613

The change in the net deferred tax asset includes an increase of $16.1 million due to current year merger and acquisition activity.

At December 31, 2016, United has state net operating loss carryforwards of approximately $3.73 million that begin to expire in 2018, $286,000 that begin to expire in 2019, $8.18 million that begin to expire in 2026, and $450 million that begin to expire in 2030, if not previously utilized. United has $183 million in federal net operating loss carryforwards that begin to expire in 2031, if not previously utilized. United has $37.6 million in federal net operating loss carryforwards subject to annual limitation under IRC Section 382 that begin to expire in 2029, if not previously utilized. United has $3.16 million of federal general business tax credits that begin to expire in 2028, if not previously utilized. United has $10.2 million of federal alternative minimum tax credits which have no expiration date. United has $2.07 million of federal alternative minimum tax credits subject to annual limitation under IRC Section 382 which have no expiration date. United has $6.46 million of state tax credits that begin to expire in 2017, if not previously utilized.

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

At December 31, 2016 and 2015, based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of the net deferred tax asset will be realized based upon future taxable income. The valuation allowance of $3.88 million is related to specific state income tax credits that have short carryforward periods and an acquired state net operating loss, both of which are expected to expire unused.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management’s conclusion at December 31, 2016 that it was more likely than not that the net deferred tax asset of $154 million will be realized is based on management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts which consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all the deferred tax asset. Such an increase to the deferred tax asset valuation allowance could have a material adverse effect on United’s financial condition and results of operations.

A reconciliation of the beginning and ending unrecognized tax benefit related to uncertain tax positions is as follows for the years indicated (in thousands):

	2016	2015	2014
Balance at beginning of year	$3,981	$4,195	$4,503
Additions based on tax positions related to the current year	400	371	374
Decreases resulting from a lapse in the applicable statute of limitations	(489)	(585)	(682)
Balance at end of year	$3,892	$3,981	$4,195

Approximately $3.25 million of this amount would increase income from continuing operations, and thus affect United’s effective tax rate, if ultimately recognized into income.

It is United’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts. No previously recorded penalties and interest were reversed in 2016, 2015 or 2014. No amounts were accrued for interest and penalties at December 31, 2016 or 2015.

United and its subsidiaries file a consolidated U.S. federal income tax return, as well as file various returns in the states where its banking offices are located. United’s federal and state income tax returns are no longer subject to examination by taxing authorities for years before 2013.

(18)	Pension and Employee Benefit Plans

United offers a defined contribution 401(k) and Profit Sharing Plan (the “401(k) Plan”) that covers substantially all employees meeting certain minimum service requirements. The Plan allows employees to make pre-tax contributions to the 401(k) Plan and, prior to April 1, 2016, United matched 50% of these employee contributions up to 5% of eligible compensation, subject to Plan and regulatory limits. Effective April 1, 2016, the matching contribution was increased to 70% of employee contributions up to 5% of eligible compensation. Employees begin to receive matching contributions after completing one year of service and benefits vest after three years of service. United’s Plan is administered in accordance with applicable laws and regulations. Compensation expense from continuing operations related to the 401(k) Plan totaled $2.28 million, $1.45 million and $1.20 million in 2016, 2015 and 2014, respectively. The 401(k) Plan allows employees to choose to invest among a number of investment options that previously included United’s common stock. Effective January 1, 2015, United’s common stock was no longer offered as an investment option for new contributions. During 2014, the 401(k) Plan purchased 17,373 common shares directly from United at the average of the high and low stock price on the date of purchase.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Pension and Employee Benefit Plans, continued

United sponsors a non-qualified deferred compensation plan for its executive officers, certain other key employees and members of United’s Board of Directors and its community banks’ advisory boards of directors. The deferred compensation plan provides for the pre-tax deferral of compensation, fees and other specified benefits. The deferred compensation plan also permits each employee participant to elect to defer a portion of his or her base salary, bonus or vested restricted stock units and permits each director participant to elect to defer all or a portion of his or her director’s fees. Further, the deferred compensation plan allows for additional contributions by an employee, with matching contributions by United, for amounts that exceed the allowable amounts under the 401(k) Plan. During 2016, 2015 and 2014, United recognized $26,000, $21,000 and $24,000, respectively, in matching contributions for this provision of the deferred compensation plan. The Board of Directors may also elect to make a discretionary contribution to any or all participants. No discretionary contributions were made in 2016, 2015 or 2014.

Defined Benefit Pension Plans

United has an unfunded noncontributory defined benefit pension plan (“Modified Retirement Plan”) that covers certain executive officers and other key employees. The Modified Retirement Plan provides a fixed annual retirement benefit to plan participants.

United acquired Palmetto on September 1, 2015, including its funded noncontributory defined benefit pension plan (“Funded Plan”), which covered all full-time Palmetto employees who had fulfilled at least 12 months of continuous service and attained age 21 by December 31, 2007. Benefits under the Funded Plan are no longer accrued for service subsequent to 2007.

Weighted-average assumptions used to determine pension benefit obligations at year end and net periodic pension cost are shown in the table below:

	2016		2015
	Modified		Modified
	Retirement	Funded	Retirement	Funded
	Plan	Plan	Plan	Plan
Discount rate for disclosures	4.00%	4.25%	4.25%	4.53%
Discount rate for net periodic benefit cost	4.00%	4.53%	4.00%	4.50%
Expected long-term rate of return	N/A	4.00%	N/A	6.30%
Rate of compensation increase	N/A	N/A	N/A	N/A
Measurement date	12/31/2016	12/31/2016	12/31/2015	12/31/2015

The discount rate is determined in consultation with the third-party actuary and is set by matching the projected benefit cash flow to a notional yield curve consisting of bonds monitored by the third-party actuary. The yield curve provides transparency with respect to the underlying bonds and provides matching of future benefit obligations to the payment of benefits.

The expected long-term rate of return is designed to approximate the actual long-term rate of return over time. Therefore, the pattern of income / expense recognition should match the stable pattern of services provided by employees over the life of the pension obligation. Expected returns on plan assets are developed in conjunction with input from external advisors and take into account the investment policy, actual investment allocation, long-term expected rates of return on the relevant asset classes and considers any material forward-looking return expectations for these major asset classes.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Pension and Employee Benefit Plans, continued

Defined Benefit Pension Plans, continued

United recognizes the underfunded status of the plans as a liability in the consolidated balance sheet. Information about changes in obligations and plan assets follows (in thousands):

	2016		2015
	Modified		Modified
	Retirement	Funded	Retirement	Funded
	Plan	Plan	Plan	Plan
Accumulated benefit obligation:
Accumulated benefit obligation - beginning of year	$17,595	$19,246	$15,869	$-
Business combinations	-	-	-	19,620
Service cost	382	-	376	-
Interest cost	740	842	628	292
Plan amendments	454	-	1,353	-
Actuarial (gains) losses	605	347	(297)	136
Benefits paid	(368)	(1,934)	(334)	(802)
Accumulated benefit obligation - end of year	19,408	18,501	17,595	19,246
Change in plan assets, at fair value:
Beginning plan assets	-	17,315	-	-
Business combinations	-	-	-	18,028
Actual return	-	883	-	89
Employer contribution	368	-	334	-
Benefits paid	(368)	(1,934)	(334)	(802)
Plan assets - end of year	-	16,264	-	17,315
Funded status - end of year (plan assets less benefit obligations)	$(19,408)	$(2,237)	$(17,595)	$(1,931)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (in thousands):

	2016		2015		2014
	Modified		Modified		Modified
	Retirement	Funded	Retirement	Funded	Retirement
	Plan	Plan	Plan	Plan	Plan
Service cost	$382	$-	$376	$-	$341
Interest cost	740	842	628	292	579
Expected return on plan assets	-	(696)	-	(375)	-
Amortization of prior service cost	501	-	465	-	365
Amortization of net losses	167	-	271	-	-
Net periodic benefit cost	$1,790	$146	$1,740	$(83)	$1,285

The estimated net loss and prior service costs for the Modified Retirement Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $223,000 and $568,000, respectively, as of December 31, 2016. For the Funded Plan, United does not expect to amortize any estimated net loss or prior service costs from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year. In 2017, United expects to make contributions to the Modified Retirement Plan of $419,000, but does not expect to make any contributions to the Funded Plan.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Pension and Employee Benefit Plans, continued

Defined Benefit Pension Plans, continued

The following table summarizes the estimated future benefit payments expected to be paid from the plans for the periods indicated (in thousands).

	Modified
	Retirement	Funded
	Plan	Plan
2017	$419	$1,072
2018	1,072	1,107
2019	1,066	1,122
2020	1,149	1,127
2021	1,142	1,154
2022-2026	5,638	5,654
	$10,486	$11,236

The following table summarizes the Funded Plan assets by major category as of the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

December 31, 2016	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$645	$-	$-	$645
Mutual funds	874	-	-	874
Corporate stocks	1,184	193	-	1,377
Exchange traded funds	13,368	-	-	13,368
Total plan assets	$16,071	$193	$-	$16,264

December 31, 2015	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,346	$-	$-	$2,346
Mutual funds	857	-	-	857
Corporate stocks	1,178	-	-	1,178
Exchange traded funds	12,902	-	-	12,902
Other	32	-	-	32
Total plan assets	$17,315	$-	$-	$17,315

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Pension and Employee Benefit Plans, continued

Defined Benefit Pension Plans, continued

For fair value measurement, cash and cash equivalents are valued at carrying value. Mutual funds, corporate stocks, and exchange traded funds are valued at the closing price reported in the active market in which the instrument is traded. See Note 24 for more details regarding fair value measurements and the fair value hierarchy.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although management believes the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

(19)	Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

United is exposed to certain risks arising from both its business operations and economic conditions. United principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. United manages interest rate risk primarily by managing the amount, sources, and duration of its investment securities portfolio and wholesale funding and through the use of derivative financial instruments. Specifically, United enters into derivative financial instruments to manage interest rate risk exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Derivative financial instruments are used to manage differences in the amount, timing, and duration of known or expected cash receipts and known or expected cash payments principally related to loans, investment securities, wholesale borrowings and deposits.

In conjunction with the FASB’s fair value measurement guidance, United made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting arrangements on a gross basis.

The table below presents the fair value of derivative financial instruments as of the dates indicated as well as their classification on the consolidated balance sheet (in thousands):

Derivatives designated as hedging instruments under ASC 815

		Fair Value
	Balance Sheet	December 31,
Interest Rate Products	Location	2016	2015

Fair value hedge of corporate bonds	Derivative assets	$265	$31
		$265	$31

Fair value hedge of brokered CD’s	Derivative liabilities	$1,980	$2,169
		$1,980	$2,169

Derivatives not designated as hedging instruments under ASC 815

		Fair Value
	Balance Sheet	December 31,
Interest Rate Products	Location	2016	2015

Customer derivative positions	Derivative assets	$5,266	$6,185
Dealer offsets to customer derivative positions	Derivative assets	3,869	31
Mortgage banking - loan commitment	Derivative assets	1,552	188
Mortgage banking - forward sales commitment	Derivative assets	534	1
Bifurcated embedded derivatives	Derivative assets	10,225	9,230
Offsetting positions for de-designated cash flow hedges	Derivative assets	1,977	4,416
		$23,423	$20,051

Customer derivative positions	Derivative liabilities	$3,897	$31
Dealer offsets to customer derivative positions	Derivative liabilities	5,328	6,339
Risk participations	Derivative liabilities	26	-
Mortgage banking - forward sales commitment	Derivative liabilities	96	22
Dealer offsets to bifurcated embedded derivatives	Derivative liabilities	14,341	15,794
De-designated cash flow hedges	Derivative liabilities	1,980	4,470
		$25,668	$26,656

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19)	Derivatives and Hedging Activities, continued

Risk Management Objective of Using Derivatives, continued

Customer derivative positions are between United and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap/cap program. United also has three interest rate swap contracts that are not designated as hedging instruments but are economic hedges of market linked brokered certificates of deposit. The market linked brokered certificates of deposit contain embedded derivatives that are bifurcated from the host instruments and marked to market through earnings. The marks on the market linked swaps and the bifurcated embedded derivatives tend to move in opposite directions with changes in 90-day LIBOR and therefore provide an economic hedge.

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

Cash Flow Hedges of Interest Rate Risk

United’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, United primarily uses interest rate swaps as part of its interest rate risk management strategy. At December 31, 2016 and 2015, United did not have any active cash flow hedges but had dedesignated swaps previously designated as cash flow hedges. Changes in balance sheet composition and interest rate risk position made the hedges no longer necessary as protection against rising interest rates. The loss remaining in other comprehensive income on de-designated swaps is being amortized into earnings over the original term of the swaps as the forecasted transactions that the swaps were originally designated to hedge are still expected to occur. United expects that $891,000 will be reclassified as an increase to deposit interest expense over the next twelve months related to these cash flow hedges.

The table below presents the effect of cash flow hedges on the consolidated statement of income (in thousands).

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)				Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2016	2015	2014	Location	2016	2015	2014	Location	2016	2015	2014

				Interest revenue	$(7)	$-	$(79)
				Interest expense	(1,884)	(1,936)	(1,931)
Interest rate swaps	$-	$(471)	$(8,437)		$(1,891)	$(1,936)	$(2,010)	Interest expense	$-	$(7)	$(107)

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19)	Derivatives and Hedging Activities, continued

Fair Value Hedges of Interest Rate Risk, continued

 At December 31, 2016, United had one interest rate swap with an aggregate notional amount of $12.8 million that was designated as a fair value hedge of interest rate risk and was pay-variable / receive-fixed, hedging the changes in the fair value of fixed rate brokered time deposits resulting from changes in interest rates. Also at December 31, 2016, United had one interest rate swap with a notional of $30 million that was designated as a pay-fixed / receive variable fair value hedge of changes in the fair value of a fixed rate corporate bond. At December 31, 2015, United had 13 interest rate swaps with an aggregate notional amount of $156 million that were designated as fair value hedges of interest rate risk and were pay-variable / receive-fixed swaps hedging the changes in the fair value of fixed rate brokered time deposits resulting from changes in interest rates. Also at December 31, 2015, United had one interest rate swap with a notional of $30 million that was designated as a pay-fixed / receive variable fair value hedge of changes in the fair value of a fixed rate corporate bond.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives. During the year ended December 31, 2016, 2015, and 2014, United recognized a net gain of $2.29 million, a net gain of $210,000 and a net loss of $1.28 million, respectively, related to ineffectiveness in the fair value hedging relationships. United also recognized a net reduction of interest expense of $1.61 million, $4.46 million and $4.61 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to fair value hedges of brokered time deposits, which includes net settlements on the derivatives. United recognized a reduction of interest revenue on securities of $606,000, $498,000 and $955,000 during 2016, 2015, and 2014, respectively, related to fair value hedges of corporate bonds.

The table below presents the effect of derivatives in fair value hedging relationships on the consolidated statement of income (in thousands).

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss) Recognized in			Amount of Gain (Loss) Recognized in
	in Income	Income on Derivative			Income on Hedged Item
	on Derivative	2016	2015	2014	2016	2015	2014
Fair value hedges of brokered CD’s	Interest expense	$1,972	$1,814	$13,400	$458	$(1,507)	$(14,357)
Fair value hedges of corporate bonds	Interest revenue	234	31	(2,487)	(376)	(128)	2,163
		$2,206	$1,845	$10,913	$82	$(1,635)	$(12,194)

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

Derivatives Not Designated as Hedging Instruments under ASC 815

The table below presents the gains and losses recognized in income on derivatives not designated as hedging instruments under ASC 815 for the periods indicated (in thousands).

	Income Statement	Year Ended December 31,
	Location	2016	2015	2014
Customer derivatives and dealer offsets	Other fee revenue	$3,744	$1,713	$729
Bifurcated embedded derivatives and dealer offsets	Other fee revenue	297	43	82
Mortgage banking derivatives	Mortgage loan revenue	3,002	-	-
Risk participations	Other fee revenue	360	-	-
Total gains and losses		$7,403	$1,756	$811

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19)	Derivatives and Hedging Activities, continued

Credit-risk-related Contingent Features

United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. As of December 31, 2016, collateral totaling $18.5 million was pledged toward derivatives in a liability position.

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

As of December 31, 2016, United and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time. To be categorized as well-capitalized at December 31, 2016, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at such time, as set forth in the table below and have met certain other requirements. Management believes that United and the Bank exceeded all well-capitalized requirements at December 31, 2016, and there have been no conditions or events since year-end that would change the status of well-capitalized.

Regulatory capital ratios at December 31, 2016 and 2015, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under prompt corrective action provisions in effect at such times are presented below for United and the Bank (dollars in thousands):

			United Community Banks, Inc.
	Basel III Guidelines		(consolidated)		United Community Bank
		Well
	Minimum	Capitalized	2016	2015	2016	2015
Risk-based ratios:
Common equity tier 1 capital	4.5%	6.5%	11.23%	11.45%	12.66%	13.01%
Tier 1 capital	6.0	8.0	11.23	11.45	12.66	13.01
Total capital	8.0	10.0	12.04	12.50	13.48	14.06
Tier 1 leverage ratio	4.0	5.0	8.54	8.34	9.63	9.47
Common equity tier 1 capital			$874,452	$773,677	$984,529	$877,169
Tier 1 capital			874,452	773,677	984,529	877,169
Total capital			937,876	844,667	1,047,953	948,159
Risk-weighted assets			7,789,089	6,755,011	7,775,352	6,743,560
Average total assets			10,236,868	9,282,243	10,221,318	9,264,133

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20)	Regulatory Matters, continued

Cash, Dividend, Loan and Other Restrictions

At December 31, 2016 and 2015, the Bank did not have a required reserve balance at the Federal Reserve Bank of Atlanta.

Federal and state banking regulations place certain restrictions on dividends paid by the Bank to United. In addition, dividends paid to United require pre-approval of the Georgia Department of Banking and Finance and the FDIC while the Bank has an accumulated deficit (negative retained earnings). During 2016 and 2015, the Bank received regulatory approval to pay cash dividends to United of $41.5 million and $77.5 million, respectively.

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

(21)	Commitments and Contingencies

The following table summarizes, as of December 31, 2016 and 2015, the contract amount of off-balance sheet instruments (in thousands):

	2016	2015
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,542,186	$1,351,446
Letters of credit	26,862	23,373

Minimum Lease Payments	29,090	23,507

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

United’s wholly-owned bank subsidiary, United Community Bank (the “Bank”) holds minor investments in certain limited partnerships for Community Reinvestment Act purposes. As of December 31, 2016, the Bank had invested $2.91 million in these limited partnerships and had committed to fund an additional $1.59 million related to future capital calls.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(21)	Commitments and Contingencies, continued

United, in the normal course of business, is subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Although it is not possible to predict the outcome of these lawsuits, or the range of any possible loss, management, after consultation with legal counsel, does not anticipate that the ultimate aggregate liability, if any, arising from these lawsuits will have a material adverse effect on financial position or results of operations.

(22)	Common and Preferred Stock

In the second quarter of 2016, United amended its articles of incorporation to increase the number of authorized shares of common stock from 100 million to 150 million shares.

On March 22, 2016, United announced that its Board of Directors had authorized a new program to repurchase up to $50 million of United’s outstanding common stock through December 31, 2017. Under the program, the shares may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program depends on a number of factors, including the market price of United’s common stock, general market and economic conditions, and applicable legal requirements. During 2016, United repurchased 764,000 shares under the program. As of December 31, 2016, $36.3 million of outstanding common stock may be repurchased under the program.

United may issue preferred stock in one or more series, up to a maximum of 10,000,000 shares. Each series shall include the number of shares issued, preferences, special rights and limitations as determined by the Board of Directors.

As discussed in Note 3, on May 1, 2015, United completed its acquisition of Moneytree. Upon completion of the acquisition, each share of preferred stock issued by MoneyTree as part of the SBLF program of the Treasury (9,992 shares in the aggregate with a liquidation preference amount of $1,000 per share) was converted automatically into one substantially identical share of preferred stock of United with a liquidation preference amount of $1,000 per share, designated as United’s Non-Cumulative Perpetual Preferred Stock, Series H. The SBLF Preferred Shares had terms and conditions identical to those shares of preferred stock issued by MoneyTree to the Treasury.  The Series H preferred stock paid noncumulative dividends quarterly at a dividend rate of 1.00% per annum through March 15, 2016 and 9% per annum thereafter.  In the first quarter of 2016, United redeemed all of its outstanding Series H preferred stock. The preferred stock was redeemed at par and did not result in any gain or loss.

On January 10, 2014, United redeemed 105,000 shares of the Fixed Rate Cumulative Perpetual Preferred Stock, Series B. On March 3, 2014, United redeemed 16,613 shares of the Cumulative Perpetual Preferred Stock, Series D.

United had no preferred stock outstanding as of December 31, 2016.

(23)	Equity Compensation and Related Plans

United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options, restricted stock and restricted stock unit awards provide for accelerated vesting if there is a change in control of United or certain other conditions are met (as defined in the plan document). As of December 31, 2016, 2.18 million additional awards could be granted under the plan. Through December 31, 2016, incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards, base salary stock grants and performance share awards had been granted under the plan.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(23)	Equity Compensation and Related Plans, continued

Restricted stock and options outstanding and activity for the years ended December 31 consisted of the following:

	Restricted Stock		Options
		Weighted		Weighted	Weighted
		Average		Average	Average	Aggregate
		Grant Date		Exercise	Remaining	Intrinsic
	Shares	Fair Value	Shares	Price	Term (Yrs.)	Value (000’s)
December 31, 2013	1,073,676	13.73	350,772	97.87
Granted	97,016	17.33	10,000	16.71
Vested	(336,691)	12.23	-	-
Expired	-	-	(32,810)	115.83
Cancelled	(4,800)	13.78	(14,407)	97.80
December 31, 2014	829,201	14.76	313,555	93.40
Granted	265,306	18.66	-	-
Vested	(305,902)	14.00	-	-
Expired	-	-	(45,866)	108.93
Cancelled	(75,938)	15.63	(26,196)	98.36
December 31, 2015	712,667	16.44	241,493	89.92
Granted	302,012	21.42	-	-
Vested	(261,729)	16.14	-	-
Expired	-	-	(52,853)	135.32
Cancelled	(61,980)	17.99	(115,975)	104.05
December 31, 2016	690,970	18.60	72,665	34.34	3.59	$393
Vested / Exercisable
at December 31, 2016	-	-	66,415	36.03	3.22	311

The following is a summary of stock options outstanding at December 31, 2016:

Options Outstanding				Options Exercisable
		Weighted	Average		Weighted
Shares	Range	Average Price	Remaining Life	Shares	Average Price

26,823	$10.00 - 30.00	$14.96	6.01	20,573	$14.53
37,052	30.01 - 50.00	31.47	2.49	37,052	31.47
4,551	50.01 - 70.00	66.40	1.34	4,551	66.40
4,239	130.01 - 147.60	147.60	0.31	4,239	147.60
72,665	10.00 - 147.60	34.34	3.59	66,415	36.03

The weighted average fair value of options granted in 2014 was $9.49. No options were granted in 2016 or 2015. The fair value of each option granted was estimated on the date of grant using the Black-Scholes model. The decrease in United’s stock price through 2010 has rendered most of its outstanding options severely out of the money and potentially worthless to the grantee. Therefore historical exercise patterns do not provide a reasonable basis for determining the expected life of new option grants. United therefore uses the formula provided by the SEC in ASC Topic 718-10-S99 to determine the expected life of the options.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(23)	Equity Compensation and Related Plans, continued

The weighted average assumptions used to determine the fair value of options are presented in the table below:

2014
Expected volatility	66%
Expected dividend yield	1.0%
Expected life (in years)	6.25
Risk free rate	2.1%

No stock options were granted in 2016 or 2015.

Compensation expense relating to options of $30,000, $35,000 and $15,000, respectively, was included in earnings for 2016, 2015 and 2014. A deferred income tax benefit related to stock option expense of $12,000, $14,000 and $6,000 was included in the determination of income tax expense in 2016, 2015 and 2014, respectively. The amount of compensation expense for all periods was determined based on the fair value of options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. There were no options exercised during 2016, 2015 and 2014.

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of United’s common stock on the date of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period. Compensation expense recognized in the consolidated statement of income for restricted stock in 2016, 2015 and 2014 was $4.47 million, $4.37 million and $4.29 million, respectively. The total intrinsic value of restricted stock at December 31, 2016 was approximately $20.5 million.

As of December 31, 2016, there was $9.80 million of unrecognized compensation cost related to nonvested stock options and restricted stock granted under the plan. The cost is expected to be recognized over a weighted-average period of 2.74 years. The aggregate grant date fair value of options and restricted stock that vested during 2016 was $4.22 million.

United sponsors a Dividend Reinvestment and Stock Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from the Company. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. The DRIP had previously been suspended but was re-activated in 2014 when United restored its quarterly dividend. In 2016, 2015 and 2014, 4,044, 2,916 and 191 shares, respectively, were issued under the DRIP.

Effective January 1, 2015, United’s 401(k) Plan discontinued offering shares of United’s common stock as an investment option. During 2014, United’s 401(k) Plan purchased 17,373 shares directly from United at the average of the high and low stock prices on the transaction dates. In addition, United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a discount (10% in 2016 and 2015 and 5% in 2014), with no commission charges. During 2016, 2015 and 2014 United issued 16,456 shares, 14,213 shares, and 10,506 shares, respectively, through the ESPP.

United offers its common stock as an investment option in its deferred compensation plan. The common stock component is accounted for as an equity instrument and is reflected in the consolidated balance sheet as common stock issuable. The deferred compensation plan does not allow for diversification once an election is made to invest in United stock and settlement must be accomplished in shares at the time the deferral period is completed. United also allows restricted stock grantees to defer all or a portion of their restricted stock in the deferred compensation plan upon vesting. At December 31, 2016 and 2015, United had 519,874 shares and 458,953 shares, respectively, of its common stock that was issuable under the deferred compensation plan.

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

Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds, corporate debt securities and asset-backed securities and are valued based on observable inputs that include: quoted market prices for similar assets, quoted market prices that are not in an active market, or other inputs that are observable in the market and can be corroborated by observable market data for substantially the full term of the securities. Securities classified as Level 3 include asset-backed securities in less liquid markets. Securities classified as Level 3 are valued based on estimates obtained from broker-dealers and are not directly observable.

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

To comply with the provisions of ASC 820, management incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, management has considered the effect of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

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

Pension Plan Assets

For disclosure regarding the fair value of pension plan assets, see Note 18.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(24)	Assets and Liabilities Measured at Fair Value, continued

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents United’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasuries	$169,616	$-	$-	$169,616
U.S. Agencies	-	20,820	-	20,820
State and political subdivisions	-	74,177	-	74,177
Mortgage-backed securities	-	1,391,682	-	1,391,682
Corporate bonds	-	304,717	675	305,392
Asset-backed securities	-	469,569	-	469,569
Other	-	1,182	-	1,182
Mortgage loans held for sale	-	27,891	-	27,891
Deferred compensation plan assets	4,161	-	-	4,161
Servicing rights for government guaranteed loans	-	-	5,752	5,752
Derivative financial instruments	-	11,911	11,777	23,688
Total assets	$173,777	$2,301,949	$18,204	$2,493,930
Liabilities:
Deferred compensation plan liability	$4,161	$-	$-	$4,161
Derivative financial instruments	-	11,301	16,347	27,648
Total liabilities	$4,161	$11,301	$16,347	$31,809

December 31, 2015	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale
U.S. Treasuries	$168,706	$-	$-	$168,706
U.S. Agencies	-	112,340	-	112,340
State and political subdivisions	-	56,268	-	56,268
Mortgage-backed securities	-	1,113,118	-	1,113,118
Corporate bonds	-	305,276	750	306,026
Asset-backed securities	-	533,242	-	533,242
Other	-	1,811	-	1,811
Deferred compensation plan assets	3,450	-	-	3,450
Servicing rights for government guaranteed loans	-	-	3,712	3,712
Derivative financial instruments	-	10,664	9,418	20,082
Total assets	$172,156	$2,132,719	$13,880	$2,318,755
Liabilities:
Deferred compensation plan liability	$3,450	$-	$-	$3,450
Derivative financial instruments	-	13,031	15,794	28,825
Total liabilities	$3,450	$13,031	$15,794	$32,275

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(24)	Assets and Liabilities Measured at Fair Value, continued

Assets and Liabilities Measured at Fair Value on a Recurring Basis, continued

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands):

	Derivative Asset	Derivative Liability	Servicing rights for government guaranteed loans	Securities Available- for-Sale
December 31, 2013	$-	$-	$-	$350
Business combinations	-	-	2,133	-
Additions	-	-	832	-
Sales and settlements	-	-	(152)	-
Other comprehensive income	-	-	-	400
Amounts included in earnings - fair value adjustments	-	-	(262)	-
Transfers between valuation levels, net	12,262	18,979	-	-
December 31, 2014	12,262	18,979	2,551	750
Business combinations	286	-	137	-
Additions	311	-	1,699	-
Sales and settlements	(409)	-	(353)	-
Amounts included in earnings - fair value adjustments	(3,032)	(3,185)	(322)	-
December 31, 2015	9,418	15,794	3,712	750
Additions	-	17	2,723	-
Sales and settlements	(509)	(1,001)	(393)	-
Other comprehensive income	-	-	-	(75)
Amounts included in earnings - fair value adjustments	2,868	1,537	(290)	-
December 31, 2016	$11,777	$16,347	$5,752	$675

The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis at (in thousands):

	Fair Value				Weighted Average
	December 31,		Valuation		December 31,
Level 3 Assets	2016	2015	Technique	Unobservable Inputs	2016	2015
Servicing rights	$5,752	$3,712	Discounted	Discount rate	11.0%	11.8%
for government guaranteed loans			cash flow	Prepayment rate	7.12%	6.95%

Corporate bonds	675	750	Indicative bid provided by a broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	N/A	N/A

Derivative assets - mortgage	1,552	188	Internal model	Pull through rate	80%	85%

Derivative assets - other	10,225	9,230	Dealer priced	Dealer priced	N/A	N/A

Derivative liabilities - risk	26	-	Internal model	Probable exposure rate	0.35%	N/A
participations				Probability of default rate	1.80%	N/A

Derivative liabilities - other	16,321	15,794	Dealer priced	Dealer priced	N/A	N/A

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(24)	Assets and Liabilities Measured at Fair Value, continued

Fair Value Option

At December 31, 2016, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $27.9 million and $27.6 million, respectively. Interest income on these loans is calculated based on the note rate of the loan and is recorded in interest revenue. During 2016, net gains resulting from changes in fair value of these loans of $322,000 were recorded in mortgage loan and other related fees. These changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These assets are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of all assets that were still held as of December 31, 2016 and 2015, for which a nonrecurring fair value adjustment was recorded during the periods presented (in thousands).

December 31, 2016	Level 1	Level 2	Level 3	Total
Loans	$-	$-	$7,179	$7,179

December 31, 2015
Loans	$-	$-	$7,589	$7,589

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

The carrying amount and fair values for other financial instruments that are not measured at fair value on a recurring basis in United’s balance sheet are as follows (in thousands):

	Carrying	Fair Value Level
December 31, 2016	Amount	Level 1	Level 2	Level 3	Total
Assets:
Securities held to maturity	$329,843	$-	$333,170	$-	$333,170
Loans, net	6,859,214	-	-	6,824,229	6,824,229
Mortgage loans held for sale	1,987	-	2,018	-	2,018
Residential mortgage servicing rights	4,372	-	-	5,175	5,175

Liabilities:
Deposits	8,637,558	-	8,635,811	-	8,635,811
Federal Home Loan Bank advances	709,209	-	709,174	-	709,174
Long-term debt	175,078	-	-	175,750	175,750

December 31, 2015
Assets:
Securities held to maturity	364,696	-	371,658	-	371,658
Loans, net	5,926,993	-	-	5,840,554	5,840,554
Mortgage loans held for sale	24,231	-	24,660	-	24,660
Residential mortgage servicing rights	3,370	-	-	3,521	3,521

Liabilities:
Deposits	7,873,193	-	7,881,109	-	7,881,109
Federal Home Loan Bank advances	430,125	-	430,119	-	430,119
Long-term debt	163,836	-	-	166,668	166,668

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(25)	Condensed Financial Statements of United Community Banks, Inc. (Parent Only)

Statement of Income

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands)

	2016	2015	2014

Dividends from bank	$41,500	$77,500	$129,000
Dividends from other subsidiaries	-	3,500	3,000
Shared service fees from subsidiaries	8,476	7,628	8,057
Other	685	123	424
Total income	50,661	88,751	140,481

Interest expense	11,209	10,385	11,550
Other expense	11,380	11,185	9,868
Total expenses	22,589	21,570	21,418

Income tax benefit	6,717	1,709	2,357
Income before equity in undistributed earnings of subsidiaries	34,789	68,890	121,420
Equity in undistributed earnings of subsidiaries	65,867	2,688	(53,800)
Net income	$100,656	$71,578	$67,620

Balance Sheet

As of December 31, 2016 and 2015

(in thousands)

Assets

	2016	2015

Cash	$42,980	$50,338
Investment in bank	1,201,868	1,112,496
Investment in other subsidiaries	3,731	2,360
Other assets	17,800	32,730
Total assets	$1,266,379	$1,197,924

Liabilities and Shareholders’ Equity

Long-term debt	$175,078	$165,620
Other liabilities	15,566	14,019
Total liabilities	190,644	179,639
Shareholders’ equity	1,075,735	1,018,285
Total liabilities and shareholders’ equity	$1,266,379	$1,197,924

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(25)	Condensed Financial Statements of United Community Banks, Inc. (Parent Only), continued

Statement of Cash Flows

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands)

	2016	2015	2014

Operating activities:
Net income	$100,656	$71,578	$67,620
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiaries	(65,867)	(2,688)	53,800
Depreciation, amortization and accretion	23	26	22
Loss on prepayment of debt	-	754	-
Stock-based compensation	4,496	4,403	4,304
Change in assets and liabilities:
Other assets	14,305	515	2,529
Other liabilities	(9,457)	(396)	(9,177)
Net cash provided by operating activities	44,156	74,192	119,098

Investing activities:
Payment for acquisition	(11,209)	(76,893)	-
Purchases of premises and equipment	-	(12)	(44)
Purchase of available for sale securities	(1,125)	-	-
Sales and paydowns of securities available for sale	-	250	537
Net cash (used in) provided by investing activities	(12,334)	(76,655)	493

Financing activities:
Repayment of long-term debt	-	(48,521)	-
Proceeds from issuance of long-term debt	-	83,924	-
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	366	303	469
Proceeds from issuance of common stock, net of offering costs	-	-	12,206
Repurchase of outstanding warrant	-	-	(12,000)
Retirement of preferred stock	(9,992)	-	(121,613)
Repurchase of common stock	(13,659)	-	-
Cash dividends on common stock	(15,849)	(14,822)	(1,810)
Cash dividends on Series B preferred stock	-	-	(802)
Cash dividends on Series D preferred stock	-	-	(412)
Cash dividends on Series H preferred stock	(46)	(50)	-

Net cash (used in) provided by financing activities	(39,180)	20,834	(123,962)

Net change in cash	(7,358)	18,371	(4,371)

Cash at beginning of year	50,338	31,967	36,338

Cash at end of year	$42,980	$50,338	$31,967

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

United did not have any change in or disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

No changes were made to United’s internal control over financial reporting during the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, United’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2016 is included in Item 8 of this report under the heading “Management’s Report on Internal Control Over Financial Reporting.”

ITEM 9B.	OTHER INFORMATION.

There were no items required to be reported on Form 8-K during the fourth quarter of 2016 that were not reported on Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information contained under the headings “Information Regarding Nominees and Other Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2017 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of United is included in Item 1 of this report.

ITEM 11.	EXECUTIVE COMPENSATION.

The information contained under the heading “Compensation of Executive Officers and Directors” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2017 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained under the heading “Principal and Management Shareholders” and the “Equity Compensation Plan Information” table in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2017 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference. For purposes of determining the aggregate market value of United’s voting stock held by nonaffiliates, shares held by all directors and executive officers of United have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “Affiliates” of United as defined by the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information contained under the heading “Corporate Governance – Certain Relationships and Related Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2017 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information contained under the heading “Other Matters – Independent Registered Public Accountants” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2017 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements.

The following consolidated financial statements are located in Item 8 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Income - Years ended December 31, 2016, 2015, and 2014

Consolidated Balance Sheet - December 31, 2016 and 2015

Consolidated Statement of Changes in Shareholders’ Equity - Years ended December 31, 2016, 2015, and 2014

Consolidated Statement of Cash Flows - Years ended December 31, 2016, 2015, and 2014

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

Schedules to the consolidated financial statements are omitted, as the required information is not applicable.

3.	Exhibits.

The following exhibits are required to be filed with this report by Item 601 of Regulation S-K:

Exhibit No.	Exhibit

2.1	Agreement and Plan of Merger, dated April 22, 2015, by and between Palmetto Bancshares, Inc. and United Community Banks, Inc. (incorporated herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on April 22, 2015).

2.2	Agreement and Plan of Merger, dated January 27, 2015, by and between United Community Banks, Inc. and MoneyTree Corporation (incorporated herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on January 28, 2015).

2.3	Agreement and Plan of Merger, dated April 4, 2016, by and between United Community Banks, Inc. and Tidelands Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on April 4, 2016)

2.4	Amendment to the Agreement and Plan of Merger, dated April 27, 2016, by and between United Community Banks, Inc. and Tidelands Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on August 8, 2016

3.1	Restated Articles of Incorporation of United Community Banks, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on August 8, 2016).

3.2	Amended and Restated Bylaws of United Community Banks, Inc., as amended (incorporated herein by reference to Exhibit 3.2 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 11, 2015).

4.1	See Exhibits 3.1 and 3.2 for provisions of the Restated Articles of Incorporation of United Community Banks, Inc., as amended, and the Amended and Restated Bylaws, as amended, of United Community Banks, Inc., which define the rights of security holders.

4.2	Indenture, dated August 14, 2015, by and between United Community Banks, Inc. and The Bank of New York Mellon Trust Company, N.A., Trustee (incorporated herein by reference to Exhibit 4.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on August 14, 2015).

4.3	First Supplemental Indenture to the Indenture, dated August 14, 2015, by and between United Community Banks, Inc. and The Bank of New York Mellon Trust Company, N.A., Trustee (incorporated herein by reference to Exhibit 4.2 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on August 14, 2015).

4.4	Second Supplemental Indenture to the Indenture, dated August 14, 2015, by and between United Community Banks, Inc. and The Bank of New York Mellon Trust Company, N.A., Trustee (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on August 14, 2015).

4.5	Form of Indenture for Senior Indebtedness (incorporated herein by reference to Exhibit 4.2 to United Community Banks, Inc.’s Form S-3, File No. 333-203548, filed with the SEC on April 21, 2015).

4.6	Form of Indenture for Subordinated Indebtedness (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Form S-3, File No. 333-203548, filed with the SEC on April 21, 2015).

10.1	United Community Banks, Inc.’s Profit Sharing Plan, amended and restated as of January 1, 2001 (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-86876, filed with the SEC on April 24, 2002).*

10.2	Amendment No. 1 to United Community Banks, Inc.’s Profit Sharing Plan, dated as of March 15, 2002 (incorporated herein by reference to Exhibit 4.4 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-86876, filed with the SEC on April 24, 2002).*

10.3	Split-Dollar Agreement between United Community Banks, Inc. and Jimmy C. Tallent dated June 1, 1994 (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-21656).*

10.4	United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on May 1, 2007).*

10.5	Amendment No. 1 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan dated April 13, 2007 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on April 13, 2007).*

10.6	Form of Amended and Restated Change of Control Severance Agreement by and between United Community Banks, Inc. and Jimmy C. Tallent, H. Lynn Harton, Rex S. Schuette, and Bill Gilbert (incorporated herein by reference to Exhibit 10.8 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-21656, filed with the SEC on February 27, 2009).*

10.7	United Community Banks, Inc.’s Amended and Restated Modified Retirement Plan, effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.10 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-21656, filed with the SEC on February 27, 2009).*

10.8	United Community Banks, Inc.’s Amended and Restated Deferred Compensation Plan, effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-21656, filed with the SEC on February 27, 2009).*

10.9	United Community Banks, Inc. Amended and Restated Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to Exhibit 4 to United Community Banks, Inc.’s Registration Statement on Form S-3D, File No. 333-197026, filed with the SEC on June 25, 2014).*

10.10	United Community Banks, Inc. Employee Stock Purchase Plan, effective as of December 20, 2005 (incorporated herein by reference to Exhibit 4 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-130489, filed with the SEC on December 20, 2005).*

10.11	United Community Banks, Inc.’s Management Incentive Plan, effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.5 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on May 1, 2007).*

10.12	Amendment No. 2 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan dated March 20, 2012 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on May 24, 2012).*

10.13	Amendment No. 3 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan dated March 20, 2012 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on May 24, 2012).*

10.14	Employment Agreement, dated as of September 14, 2012, between United Community Bank and H. Lynn Harton (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on September 19, 2012).*

10.15	Credit Agreement dated as of January 7, 2014, between United Community Banks, Inc. and Synovus Bank. (incorporated herein by reference to Exhibit 10.21 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, File No. 001-35095, filed with the SEC on February 28, 2014).

10.16	First Amendment to the Credit Agreement, dated June 30, 2015, between United Community Banks, Inc. and Synovus Bank (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on July 6, 2015).

10.17	Form of Incentive Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.15 to United Community Banks, Inc.’s Form 10-K for the year ended December 31, 2014, File No. 001-35095, filed with the SEC on February 27, 2015).*

10.18	Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.16 to United Community Banks, Inc.’s Form 10-K for the year ended December 31, 2014, File No. 001-35095, filed with the SEC on February 27, 2015).*

10.19	Form of Restricted Stock Unit Award Agreement for Directors.*

10.20	Form of Restricted Stock Unit Award Agreement.*

10.21	Form of Restricted Stock Unit Award for Key Employees.*

10.22	Amendment No. 4 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan dated March 18, 2016 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on June 23, 2016).*

14	Code of Ethical Conduct (incorporated herein by reference to Exhibit 14 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-21656, filed with the SEC on March 8, 2004).

21	Subsidiaries of United Community Banks, Inc.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney of certain officers and directors of United (included on Signature Page)

31.1	Certification by Jimmy C. Tallent, Chairman and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Report Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.
**	Indicates furnished herewith.

ITEM 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, United has duly caused this annual report on Form 10-K, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blairsville, State of Georgia, on the 27th day of February, 2017.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of United and in the capacities set forth and on the 27th day of February, 2017.

/s/ Jimmy C. Tallent	/s/ L. Cathy Cox
Jimmy C. Tallent Chairman and Chief Executive Officer	L. Cathy Cox Director
(Principal Executive Officer)

/s/ Rex S. Schuette	/s/ Kenneth L. Daniels
Rex S. Schuette	Kenneth L. Daniels
Executive Vice President and Chief Financial Officer	Director
(Principal Financial Officer)
/s/ Thomas A. Richlovsky
/s/ Alan H. Kumler	Thomas A. Richlovsky
Alan H. Kumler	Director
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)	/s/ David C. Shaver
David C. Shaver
/s/ H. Lynn Harton	Director
H. Lynn Harton
President, Chief Operating Officer and Director	/s/ Tim Wallis
Tim Wallis
/s/ W.C. Nelson, Jr.	Director
W. C. Nelson, Jr.
Lead Independent Director	/s/ David H. Wilkins
David H. Wilkins
/s/ Robert Blalock	Director
Robert Blalock
Director

EXHIBIT INDEX

Exhibit No.	Description

10.19	Form of Restricted Stock Unit Award Agreement for Directors.*

10.20	Form of Restricted Stock Unit Award Agreement.*

10.21	Form of Restricteed Stock Unit Award for Key Employees.*

21	Subsidiaries of United.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney of certain officers and directors of United (included on Signature Page).

31.1	Certification by Jimmy C. Tallent, Chairman and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Rex S. Schuette, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

