Form 10-Q
period 2017-03-31
UNITED COMMUNITY BANKS INC
filed 2017-05-05
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES ☐ NO ☒

Common stock, par value $1 per share 70,974,809 shares outstanding as of April 30, 2017.

Part I – Financial Information

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Income (Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2017	2016

Interest revenue:
Loans, including fees	$72,727	$63,976
Investment securities, including tax exempt of $279 and $166	17,712	15,788
Deposits in banks and short-term investments	519	957
Total interest revenue	90,958	80,721

Interest expense:
Deposits:
NOW	597	485
Money market	1,426	1,108
Savings	27	29
Time	1,008	642
Total deposit interest expense	3,058	2,264
Short-term borrowings	40	87
Federal Home Loan Bank advances	1,430	733
Long-term debt	2,876	2,685
Total interest expense	7,404	5,769
Net interest revenue	83,554	74,952
Provision for (release of) credit losses	800	(200)
Net interest revenue after provision for credit losses	82,754	75,152

Fee revenue:
Service charges and fees	10,604	10,126
Mortgage loan and other related fees	4,424	3,289
Brokerage fees	1,410	1,053
Gains from sales of government guaranteed loans	1,959	1,237
Securities (losses) gains, net	(2)	379
Other	3,679	2,522
Total fee revenue	22,074	18,606
Total revenue	104,828	93,758

Operating expenses:
Salaries and employee benefits	36,691	33,062
Communications and equipment	4,918	4,290
Occupancy	4,949	4,723
Advertising and public relations	1,061	864
Postage, printing and supplies	1,370	1,280
Professional fees	3,044	2,700
FDIC assessments and other regulatory charges	1,283	1,524
Amortization of intangibles	973	1,010
Merger-related and other charges	2,054	2,653
Other	6,483	5,779
Total operating expenses	62,826	57,885
Net income before income taxes	42,002	35,873
Income tax expense	18,478	13,578
Net income	23,524	22,295
Preferred stock dividends	-	21
Net income available to common shareholders	$23,524	$22,274

Earnings per common share:
Basic	$.33	$.31
Diluted	.33	.31
Weighted average common shares outstanding:
Basic	71,700	72,162
Diluted	71,708	72,166

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2017			2016
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Net income	$42,002	$(18,478)	$23,524	$35,873	$(13,578)	$22,295
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	6,508	(2,464)	4,044	11,697	(4,455)	7,242
Reclassification adjustment for losses (gains) included in net income	2	(1)	1	(379)	141	(238)
Net unrealized gains	6,510	(2,465)	4,045	11,318	(4,314)	7,004
Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity	310	(116)	194	464	(181)	283
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	413	(161)	252	500	(195)	305
Reclassification of disproportionate tax effect related to terminated cash flow hedges	-	3,400	3,400	-	-	-
Net cash flow hedge activity	413	3,239	3,652	500	(195)	305
Net actuarial loss on defined benefit pension plan	(800)	312	(488)	-	-	-
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	200	(79)	121	167	(65)	102
Net defined benefit pension plan activity	(600)	233	(367)	167	(65)	102

Total other comprehensive income	6,633	891	7,524	12,449	(4,755)	7,694

Comprehensive income	$48,635	$(17,587)	$31,048	$48,322	$(18,333)	$29,989

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Balance Sheet (Unaudited)

	March 31,	December 31,
(in thousands, except share and per share data)	2017	2016

ASSETS
Cash and due from banks	$90,151	$99,489
Interest-bearing deposits in banks	140,822	117,859
Cash and cash equivalents	230,973	217,348
Securities available for sale	2,436,591	2,432,438
Securities held to maturity (fair value $333,032 and $333,170)	329,992	329,843
Mortgage loans held for sale (includes $15,845 and $27,891 at fair value)	16,491	29,878
Loans, net of unearned income	6,964,990	6,920,636
Less allowance for loan losses	(60,543)	(61,422)
Loans, net	6,904,447	6,859,214
Premises and equipment, net	189,437	189,938
Bank owned life insurance	154,150	143,543
Accrued interest receivable	27,020	28,018
Net deferred tax asset	139,383	154,336
Derivative financial instruments	22,131	23,688
Goodwill and other intangible assets	155,250	156,222
Other assets	125,938	144,189
Total assets	$10,731,803	$10,708,655
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$2,752,361	$2,637,004
NOW	1,968,493	1,989,763
Money market	1,831,145	1,846,440
Savings	574,805	549,713
Time	1,261,232	1,287,142
Brokered	364,056	327,496
Total deposits	8,752,092	8,637,558
Short-term borrowings	-	5,000
Federal Home Loan Bank advances	569,138	709,209
Long-term debt	175,238	175,078
Derivative financial instruments	26,425	27,648
Accrued expenses and other liabilities	107,367	78,427
Total liabilities	9,630,260	9,632,920
Shareholders' equity:
Preferred stock, $1 par value; 10,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $1 par value; 150,000,000 shares authorized;
70,972,753 and 70,899,114 shares issued and outstanding	70,973	70,899
Common stock, non-voting, $1 par value; 26,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock issuable; 546,511 and 519,874 shares	7,959	7,327
Capital surplus	1,275,954	1,275,849
Accumulated deficit	(234,384)	(251,857)
Accumulated other comprehensive loss	(18,959)	(26,483)
Total shareholders' equity	1,101,543	1,075,735
Total liabilities and shareholders' equity	$10,731,803	$10,708,655

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Changes in Shareholders' Equity (Unaudited)

For the Three Months Ended March 31,

	Preferred						Accumulated
(in thousands, except share and per share data)	Stock Series H	Common Stock	Non-Voting Common Stock	Common Stock Issuable	Capital Surplus	Accumulated Deficit	Other Comprehensive Income (Loss)	Total

Balance, December 31, 2015	$9,992	$66,198	$5,286	$6,779	$1,286,361	$(330,879)	$(25,452)	$1,018,285
Net income						22,295		22,295
Other comprehensive income							7,694	7,694
Redemption of Series H preferred stock (9,992 shares)	(9,992)							(9,992)
Common stock issued to dividend reinvestment plan and employee benefit plans (5,154 shares)		5			79			84
Amortization of stock option and restricted stock awards					918			918
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (26,385 shares issued, 62,422 shares deferred)		27		912	(1,422)			(483)
Deferred compensation plan, net, including dividend equivalents				116				116
Shares issued from deferred compensation plan (28,761 shares)		29		(1,107)	1,078			-
Common stock dividends ($.07 per share)						(5,041)		(5,041)
Tax on restricted stock vesting					(130)			(130)
Preferred stock dividends:
Series H						(21)		(21)
Balance, March 31, 2016	$-	$66,259	$5,286	$6,700	$1,286,884	$(313,646)	$(17,758)	$1,033,725

Balance, December 31, 2016	$-	$70,899	$-	$7,327	$1,275,849	$(251,857)	$(26,483)	$1,075,735
Net income						23,524		23,524
Other comprehensive income							7,524	7,524
Common stock issued to dividend reinvestment plan and employee benefit plans (4,239 shares)		4			106			110
Amortization of stock option and restricted stock awards					1,321			1,321
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (37,121 shares issued, 58,553 shares deferred)		38		883	(1,551)			(630)
Deferred compensation plan, net, including dividend equivalents				117				117
Shares issued from deferred compensation plan, net of shares surrendered to cover payroll taxes (32,279 shares)		32		(368)	229			(107)
Common stock dividends ($.09 per share)						(6,488)		(6,488)
Cumulative effect of change in accounting principle (see Note 1)						437		437
Balance, March 31, 2017	$-	$70,973	$-	$7,959	$1,275,954	$(234,384)	$(18,959)	$1,101,543

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Operating activities:
Net income	$23,524	$22,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	6,394	7,087
(Release of) provision for credit losses	800	(200)
Stock based compensation	1,321	918
Deferred income tax expense	19,059	13,553
Securities losses (gains), net	2	(379)
Gains from sales of government guaranteed loans	(1,959)	(1,237)
Net losses (gains) and write downs on sales of other real estate owned	373	(214)
Changes in assets and liabilities:
Other assets and accrued interest receivable	4,784	(34,039)
Accrued expenses and other liabilities	(5,115)	(2,566)
Mortgage loans held for sale	13,387	(2,347)
Net cash provided by operating activities	62,570	2,871

Investing activities:
Investment securities held to maturity:
Proceeds from maturities and calls of securities held to maturity	13,351	14,207
Purchases of securities held to maturity	(13,433)	(1,000)
Investment securities available for sale:
Proceeds from sales of securities available for sale	24,197	61,305
Proceeds from maturities and calls of securities available for sale	137,312	82,029
Purchases of securities available for sale	(147,614)	(246,666)
Net increase in loans	(15,873)	(101,828)
Purchase of bank owned life insurance	(10,000)	-
Proceeds from sales of premises and equipment	5	29
Purchases of premises and equipment	(3,404)	(5,104)
Proceeds from sale of other real estate	3,077	1,524
Net cash used in investing activities	(12,382)	(195,504)

Financing activities:
Net change in deposits	114,828	87,204
Net change in short-term borrowings	(5,000)	(16,640)
Proceeds from FHLB advances	1,510,000	1,715,000
Repayments of FHLB advances	(1,650,000)	(1,635,000)
Retirement of preferred stock	-	(9,992)
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	110	84
Cash paid for shares withheld to cover payroll taxes upon vesting of restricted stock	(737)	(483)
Cash dividends on common stock	(5,764)	(5,041)
Cash dividends on preferred stock	-	(46)
Net cash (used in) provided by financing activities	(36,563)	135,086

Net change in cash and cash equivalents	13,625	(57,547)

Cash and cash equivalents at beginning of period	217,348	240,363

Cash and cash equivalents at end of period	$230,973	$182,816

Supplemental disclosures of cash flow information:
Interest paid	$8,089	$7,407
Income taxes paid	680	2,013
Significant non-cash investing and financing transactions:
Unsettled security purchases	14,000	-
Unsettled government guaranteed loan purchases	14,674	18,068
Unsettled government guaranteed loan sales	16,115	6,774
Transfers of loans to foreclosed properties	561	1,590

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Accounting Policies

The accounting and financial reporting policies of United Community Banks, Inc. (“United”) and its subsidiaries conform to accounting principles generally accepted in the United States (“GAAP”) and reporting guidelines of banking regulatory authorities and regulators. The accompanying interim consolidated financial statements have not been audited. All material intercompany balances and transactions have been eliminated. A more detailed description of United’s accounting policies is included in its Annual Report on Form 10-K for the year ended December 31, 2016.

Effective January 1, 2017, management elected to subsequently measure residential servicing rights at fair value. The cumulative effect adjustment of this election to retained earnings, net of income tax effect, was $437,000.

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

Certain 2016 amounts have been reclassified to conform to the 2017 presentation. As discussed in the Form 10-K for the year ended December 31, 2016, certain loan balances previously shown as retail loans were reclassified to several commercial categories to better align the reporting with the business purpose or underlying credit risk of the loans, rather than the collateral type. The reclassifications moved residential mortgages and home equity lines from the residential mortgage and home equity lines of credit categories to the owner-occupied and income-producing commercial real estate categories. Although these loans were secured by one-to-four family residential properties, their purpose was commercial since they included residential home rental property and business purpose loans secured by the borrower’s primary residence. In addition, residential construction loans were reclassified to the commercial construction category. These reclassified loans are to builders and developers of residential properties. Reclassifying these balances better aligned the loan categories with the management of credit risk. As of and for the three months ended March 31, 2016, historic charge-offs and recoveries on these same loans have been reclassified, as well as the corresponding allowance for loan loss balances, average impaired loan balances, and new troubled debt restructurings.

Note 2 –Accounting Standards Updates and Recently Adopted Standards

Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers.  This ASU provides guidance on the recognition of revenue from contracts with customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and will be applied retrospectively either to each prior reporting period or with a cumulative effect recognized at the date of initial application. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, United does not expect the new revenue recognition guidance to have a material impact on the consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. Application of this update will primarily be on a modified retrospective approach, although the guidance for debt securities for which an other-than-temporary impairment has been recognized before the effective date and for loans previously covered by ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality will be applied on a prospective basis. For public entities, this update is effective for fiscal years beginning after December 15, 2019. Upon adoption, United expects that the allowance for credit losses will be higher given the change to estimated losses for the estimated life of the financial asset, however the Company is still in the process of determining the magnitude of the increase. Management has begun developing a project plan to ensure it is prepared for implementation by the effective date.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost and allow only the service cost component to be eligible for capitalization. For public entities, this update is effective for fiscal years beginning after December 15, 2017, with retrospective presentation of the service cost and other components and prospective application for any capitalization of service cost. The adoption of this update is not expected to have a material impact on the consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This update shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. For securities held at a discount, the discount will continue to be amortized to maturity. For public entities, this update is effective for fiscal years beginning after December 15, 2018, with modified retrospective application. The adoption of this update is not expected to have a material impact on the consolidated financial statements.

Recently Adopted Standards

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. United adopted this standard effective January 1, 2017, with no material impact on the consolidated financial statements, although management expects more volatility in the effective tax rate as excess tax benefits and deficiencies on stock compensation transactions flow through income tax expense rather than capital surplus. United prospectively adopted the amendment requiring that excess tax benefits and deficiencies be recognized as income tax expense or benefit in the income statement and as an operating activity in the statement of cash flows. In addition, United elected to account for forfeitures as they occur, rather than estimate the number of awards expected to vest. United retrospectively implemented the clarification that cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity.

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

	Gross Amounts of	Gross Amounts Offset on		Gross Amounts not Offset in the Balance Sheet
March 31, 2017	Recognized Assets	the Balance Sheet	Net Asset Balance	Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$200,000	$(200,000)	$-	$-	$-	$-
Derivatives	22,131	-	22,131	(2,777)	(2,369)	16,985
Total	$222,131	$(200,000)	$22,131	$(2,777)	$(2,369)	$16,985

Weighted average interest rate of reverse repurchase agreements	1.79%

	Gross Amounts of	Gross Amounts Offset on	Net	Gross Amounts not Offset in the Balance Sheet
	Recognized Liabilities	the Balance Sheet	Liability Balance	Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$200,000	$(200,000)	$-	$-	$-	$-
Derivatives	26,425	-	26,425	(2,777)	(18,853)	4,795
Total	$226,425	$(200,000)	$26,425	$(2,777)	$(18,853)	$4,795

Weighted average interest rate of repurchase agreements	.95%

	Gross Amounts of	Gross Amounts Offset on		Gross Amounts not Offset in the Balance Sheet
December 31, 2016	Recognized Assets	the Balance Sheet	Net Asset Balance	Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$150,000	$(150,000)	$-	$-	$-	$-
Derivatives	23,688	-	23,688	(3,485)	(3,366)	16,837
Total	$173,688	$(150,000)	$23,688	$(3,485)	$(3,366)	$16,837

Weighted average interest rate of reverse repurchase agreements	1.78%

	Gross Amounts of	Gross Amounts Offset on	Net	Gross Amounts not Offset in the Balance Sheet
	Recognized Liabilities	the Balance Sheet	Liability Balance	Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$150,000	$(150,000)	$-	$-	$-	$-
Derivatives	27,648	-	27,648	(3,485)	(18,505)	5,658
Total	$177,648	$(150,000)	$27,648	$(3,485)	$(18,505)	$5,658

Weighted average interest rate of repurchase agreements	.88%

At March 31, 2017, United recognized the right to reclaim cash collateral of $18.9 million and the obligation to return cash collateral of $2.37 million. At December 31, 2016, United recognized the right to reclaim cash collateral of $18.5 million and the obligation to return cash collateral of $3.37 million. The right to reclaim cash collateral and the obligation to return cash collateral were included in the consolidated balance sheet in other assets and other liabilities, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents additional detail regarding repurchase agreements accounted for as secured borrowings and the securities underlying these agreements as of the dates indicated (in thousands).

	Remaining Contractual Maturity of the Agreements
	Overnight and
As of March 31, 2017	Continuous	Up to 30 Days	30 to 90 Days	91 to 110 days	Total

Mortgage-backed securities	$-	$-	$100,000	$100,000	$200,000

Total	$-	$-	$100,000	$100,000	$200,000

Gross amount of recognized liabilities for repurchase agreements in offsetting disclosure					$200,000
Amounts related to agreements not included in offsetting disclosure					$-

	Remaining Contractual Maturity of the Agreements
	Overnight and
As of December 31, 2016	Continuous	Up to 30 Days	30 to 90 Days	91 to 110 days	Total

Mortgage-backed securities	$-	$-	$50,000	$100,000	$150,000

Total	$-	$-	$50,000	$100,000	$150,000

Gross amount of recognized liabilities for repurchase agreements in offsetting disclosure					$150,000
Amounts related to agreements not included in offsetting disclosure					$-

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of March 31, 2017	Cost	Gains	Losses	Value

State and political subdivisions	$56,625	$2,230	$221	$58,634
Mortgage-backed securities (1)	273,367	3,775	2,744	274,398

Total	$329,992	$6,005	$2,965	$333,032

As of December 31, 2016

State and political subdivisions	$57,134	$2,197	$249	$59,082
Mortgage-backed securities (1)	272,709	4,035	2,656	274,088

Total	$329,843	$6,232	$2,905	$333,170

(1) All are residential type mortgage-backed securities or U.S. government agency commercial mortgage backed securities.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The cost basis, unrealized gains and losses, and fair value of securities available-for-sale as of the dates indicated are presented below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of March 31, 2017	Cost	Gains	Losses	Value

U.S. Treasuries	$170,328	$75	$476	$169,927
U.S. Government agencies	25,580	279	30	25,829
State and political subdivisions	83,761	174	211	83,724
Mortgage-backed securities (1)	1,383,498	9,291	12,429	1,380,360
Corporate bonds	306,405	1,296	1,170	306,531
Asset-backed securities	467,153	2,783	898	469,038
Other	1,182	-	-	1,182

Total	$2,437,907	$13,898	$15,214	$2,436,591

As of December 31, 2016

U.S. Treasuries	$170,360	$20	$764	$169,616
U.S. Government agencies	21,053	6	239	20,820
State and political subdivisions	74,555	176	554	74,177
Mortgage-backed securities (1)	1,397,435	8,924	14,677	1,391,682
Corporate bonds	306,824	591	2,023	305,392
Asset-backed securities	468,742	2,798	1,971	469,569
Other	1,182	-	-	1,182

Total	$2,440,151	$12,515	$20,228	$2,432,438

(1) All are residential type mortgage-backed securities or U.S. government agency commercial mortgage backed securities.

Securities with a carrying value of $1.40 billion and $1.45 billion were pledged to secure public deposits, derivatives and other secured borrowings at March 31, 2017 and December 31, 2016, respectively.

The following table summarizes held-to-maturity securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
As of March 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and political subdivisions	$16,426	$221	$-	$-	$16,426	$221
Mortgage-backed securities	146,280	2,744	-	-	146,280	2,744
Total unrealized loss position	$162,706	$2,965	$-	$-	$162,706	$2,965

As of December 31, 2016

State and political subdivisions	$18,359	$249	$-	$-	$18,359	$249
Mortgage-backed securities	118,164	2,656	-	-	118,164	2,656
Total unrealized loss position	$136,523	$2,905	$-	$-	$136,523	$2,905

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes available-for-sale securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
As of March 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasuries	$145,454	$476	$-	$-	$145,454	$476
U.S. Government agencies	1,796	30	-	-	1,796	30
State and political subdivisions	49,383	210	1,136	1	50,519	211
Mortgage-backed securities	742,558	11,704	47,837	725	790,395	12,429
Corporate bonds	50,485	793	15,623	377	66,108	1,170
Asset-backed securities	107,914	468	51,065	430	158,979	898
Total unrealized loss position	$1,097,590	$13,681	$115,661	$1,533	$1,213,251	$15,214

As of December 31, 2016

U.S. Treasuries	$145,229	$764	$-	$-	$145,229	$764
U.S. Government agencies	19,685	239	-	-	19,685	239
State and political subdivisions	61,782	554	-	-	61,782	554
Mortgage-backed securities	810,686	13,952	26,279	725	836,965	14,677
Corporate bonds	228,504	1,597	15,574	426	244,078	2,023
Asset-backed securities	54,477	540	115,338	1,431	169,815	1,971
Total unrealized loss position	$1,320,363	$17,646	$157,191	$2,582	$1,477,554	$20,228

At March 31, 2017, there were 150 available-for-sale securities and 43 held-to-maturity securities that were in an unrealized loss position. United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at March 31, 2017 were primarily attributable to changes in interest rates and spread relationships.

Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. No impairment charges were recognized during the three months ended March 31, 2017 or 2016.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes available-for-sale securities sales activity for the three months ended March 31, 2017 and 2016 (in thousands).

	Three Months Ended March 31,
	2017	2016

Proceeds from sales	$24,197	$61,305

Gross gains on sales	$98	$673
Gross losses on sales	(100)	(294)

Net (losses) gains on sales of securities	$(2)	$379

Income tax (benefit) expense attributable to sales	$(1)	$141

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amortized cost and fair value of held-to-maturity and available-for-sale securities at March 31, 2017, by contractual maturity, are presented in the following table (in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

US Treasuries:
1 to 5 years	$140,425	$140,267	$-	$-
5 to 10 years	29,903	29,660	-	-
	170,328	169,927	-	-

US Government agencies:
1 to 5 years	2,114	2,121	-	-
5 to 10 years	17,868	17,972	-	-
More than 10 years	5,598	5,736	-	-
	25,580	25,829	-	-

State and political subdivisions:
Within 1 year	535	537	5,239	5,280
1 to 5 years	30,558	30,591	15,754	16,423
5 to 10 years	23,538	23,457	18,535	20,054
More than 10 years	29,130	29,139	17,097	16,877
	83,761	83,724	56,625	58,634

Corporate bonds:
1 to 5 years	258,929	259,852	-	-
5 to 10 years	46,476	46,004	-	-
More than 10 years	1,000	675	-	-
	306,405	306,531	-	-

Asset-backed securities:
1 to 5 years	19,392	19,740	-	-
5 to 10 years	336,844	338,349	-	-
More than 10 years	110,917	110,949	-	-
	467,153	469,038	-	-

Other:
More than 10 years	1,182	1,182	-	-
	1,182	1,182	-	-

Total securities other than mortgage-backed securities:
Within 1 year	535	537	5,239	5,280
1 to 5 years	451,418	452,571	15,754	16,423
5 to 10 years	454,629	455,442	18,535	20,054
More than 10 years	147,827	147,681	17,097	16,877

Mortgage-backed securities	1,383,498	1,380,360	273,367	274,398

	$2,437,907	$2,436,591	$329,992	$333,032

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Loans and Allowance for Credit Losses

Major classifications of loans are summarized as of the dates indicated as follows (in thousands).

	March 31,	December 31,
	2017	2016

Owner occupied commercial real estate	$1,633,450	$1,650,360
Income producing commercial real estate	1,296,700	1,281,541
Commercial & industrial	1,079,837	1,069,715
Commercial construction	666,861	633,921
Total commercial	4,676,848	4,635,537
Residential mortgage	859,796	856,725
Home equity lines of credit	659,041	655,410
Residential construction	196,643	190,043
Consumer installment	112,461	123,567
Indirect auto	460,201	459,354

Total loans	6,964,990	6,920,636

Less allowance for loan losses	(60,543)	(61,422)

Loans, net	$6,904,447	$6,859,214

At March 31, 2017 and December 31, 2016, loans totaling $3.62 billion and $3.33 billion, respectively, were pledged as collateral to secure Federal Home Loan Bank advances and other contingent funding sources.

At March 31, 2017, the carrying value and outstanding balance of purchased credit impaired (“PCI”) loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, were $57.8 million and $80.8 million, respectively. At December 31, 2016, the carrying value and outstanding balance of PCI loans were $62.8 million and $87.9 million, respectively. The following table presents changes in the value of the accretable yield for PCI loans for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$7,981	$4,279
Accretion	(1,690)	(1,315)
Reclassification from nonaccretable difference	889	646
Changes in expected cash flows that do not affect nonaccretable difference	582	534
Balance at end of period	$7,762	$4,144

In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC 310-30 are also accreted to interest revenue over the life of the loans. At March 31, 2017 and December 31, 2016, the remaining accretable fair value marks on loans acquired through a business combination and not accounted for under ASC 310-30 were $6.34 million and $7.14 million, respectively. In addition, indirect auto loans purchased at a premium outside of a business combination have a remaining premium of $11.2 million and $11.4 million, respectively, as of March 31, 2017 and December 31, 2016. During the three months ended March 31, 2017 and 2016, United purchased indirect auto loans of $39.8 million and $67.3 million, respectively.

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

Three Months Ended March 31, 2017	Beginning Balance	Charge- Offs	Recoveries	(Release) Provision	Ending Balance

Owner occupied commercial real estate	$16,446	$(25)	$237	$(989)	$15,669
Income producing commercial real estate	8,843	(897)	27	905	8,878
Commercial & industrial	3,810	(216)	368	(237)	3,725
Commercial construction	13,405	(202)	572	(985)	12,790
Residential mortgage	8,545	(542)	12	1,056	9,071
Home equity lines of credit	4,599	(471)	49	353	4,530
Residential construction	3,264	-	9	(6)	3,267
Consumer installment	708	(442)	207	136	609
Indirect auto	1,802	(420)	55	567	2,004
Total allowance for loan losses	61,422	(3,215)	1,536	800	60,543
Allowance for unfunded commitments	2,002	-	-	-	2,002
Total allowance for credit losses	$63,424	$(3,215)	$1,536	$800	$62,545

Three Months Ended March 31, 2016	Beginning Balance	Charge- Offs	Recoveries	(Release) Provision	Ending Balance

Owner occupied commercial real estate	$18,016	$(599)	$121	$452	$17,990
Income producing commercial real estate	11,548	(277)	103	(2,412)	8,962
Commercial & industrial	4,433	(572)	289	(1,001)	3,149
Commercial construction	9,553	(287)	120	3,827	13,213
Residential mortgage	12,719	(96)	11	(2,434)	10,200
Home equity lines of credit	5,956	(723)	91	607	5,931
Residential construction	4,002	(59)	43	778	4,764
Consumer installment	828	(307)	206	46	773
Indirect auto	1,393	(233)	31	137	1,328
Total allowance for loan losses	68,448	(3,153)	1,015	-	66,310
Allowance for unfunded commitments	2,542	-	-	(200)	2,342
Total allowance for credit losses	$70,990	$(3,153)	$1,015	$(200)	$68,652

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table represents the recorded investment in loans by portfolio segment and the balance of the allowance for loan losses assigned to each segment based on the method of evaluating the loans for impairment as of the dates indicated (in thousands).

	Allowance for Loan Losses
	March 31, 2017				December 31, 2016
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance

Owner occupied commercial real estate	$1,607	$14,062	$-	$15,669	$1,746	$14,700	$-	$16,446
Income producing commercial real estate	907	7,971	-	8,878	885	7,919	39	8,843
Commercial & industrial	54	3,671	-	3,725	58	3,752	-	3,810
Commercial construction	171	12,613	6	12,790	168	13,218	19	13,405
Residential mortgage	875	8,196	-	9,071	517	7,997	31	8,545
Home equity lines of credit	2	4,528	-	4,530	2	4,597	-	4,599
Residential construction	66	3,200	1	3,267	64	3,198	2	3,264
Consumer installment	11	598	-	609	12	696	-	708
Indirect auto	-	2,004	-	2,004	-	1,802	-	1,802
Total allowance for loan losses	3,693	56,843	7	60,543	3,452	57,879	91	61,422
Allowance for unfunded commitments	-	2,002	-	2,002	-	2,002	-	2,002
Total allowance for credit losses	$3,693	$58,845	$7	$62,545	$3,452	$59,881	$91	$63,424

	Loans Outstanding
	March 31, 2017				December 31, 2016
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance

Owner occupied commercial real estate	$29,699	$1,586,060	$17,691	$1,633,450	$31,421	$1,600,355	$18,584	$1,650,360
Income producing commercial real estate	28,265	1,245,324	23,111	1,296,700	30,459	1,225,763	25,319	1,281,541
Commercial & industrial	1,959	1,077,118	760	1,079,837	1,915	1,066,764	1,036	1,069,715
Commercial construction	4,907	654,284	7,670	666,861	5,050	620,543	8,328	633,921
Residential mortgage	13,549	840,373	5,874	859,796	13,706	836,624	6,395	856,725
Home equity lines of credit	63	657,015	1,963	659,041	63	653,337	2,010	655,410
Residential construction	1,602	194,498	543	196,643	1,594	187,516	933	190,043
Consumer installment	278	112,035	148	112,461	290	123,118	159	123,567
Indirect auto	1,055	459,146	-	460,201	1,165	458,189	-	459,354
Total loans	$81,377	$6,825,853	$57,760	$6,964,990	$85,663	$6,772,209	$62,764	$6,920,636

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

Commercial and consumer asset quality committees meet monthly to review charge-offs that have occurred during the previous month. Participants include the Chief Credit Officer, Senior Risk Officers and Senior Credit Officers.

Generally, closed-end retail loans (installment and residential mortgage loans) past due 90 cumulative days are written down to their collateral value less estimated selling costs. Open-end (revolving) unsecured retail loans which are past due 90 cumulative days from their contractual due date are generally charged-off.

The following table presents loans individually evaluated for impairment by class of loans as of the dates indicated (in thousands).

	March 31, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Owner occupied commercial real estate	$7,335	$6,839	$-	$9,171	$8,477	$-
Income producing commercial real estate	15,168	15,168	-	16,864	16,864	-
Commercial & industrial	740	653	-	421	334	-
Commercial construction	845	740	-	845	841	-
Total commercial	24,088	23,400	-	27,301	26,516	-
Residential mortgage	630	622	-	630	628	-
Home equity lines of credit	-	-	-	-	-	-
Residential construction	-	-	-	-	-	-
Consumer installment	-	-	-	-	-	-
Indirect auto	1,055	1,055	-	1,165	1,165	-
Total with no related allowance recorded	25,773	25,077	-	29,096	28,309	-

With an allowance recorded:
Owner occupied commercial real estate	23,493	22,860	1,607	23,574	22,944	1,746
Income producing commercial real estate	13,187	13,097	907	13,681	13,595	885
Commercial & industrial	1,406	1,306	54	1,679	1,581	58
Commercial construction	4,596	4,167	171	4,739	4,209	168
Total commercial	42,682	41,430	2,739	43,673	42,329	2,857
Residential mortgage	13,428	12,927	875	13,565	13,078	517
Home equity lines of credit	63	63	2	63	63	2
Residential construction	1,957	1,602	66	1,947	1,594	64
Consumer installment	280	278	11	293	290	12
Indirect auto	-	-	-	-	-	-
Total with an allowance recorded	58,410	56,300	3,693	59,541	57,354	3,452
Total	$84,183	$81,377	$3,693	$88,637	$85,663	$3,452

As of March 31, 2017 and December 31, 2016, $3.16 million and $2.90 million, respectively, of specific reserves were allocated to customers whose loan terms have been modified in TDRs. United committed to lend additional amounts totaling up to $77,000 and $95,000 as of March 31, 2017 and December 31, 2016, respectively, to customers with outstanding loans that are classified as TDRs.

The modification of the TDR terms included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the amortization period that would not otherwise be considered in the current market for new debt with similar risk characteristics; a restructuring of the borrower’s debt into an “A/B note structure” where the A note would fall within the borrower’s ability to pay and the remainder would be included in the B note; a mandated bankruptcy restructuring; or interest-only payment terms greater than 90 days where the borrower is unable to amortize the loan. Modified PCI loans are not accounted for as TDRs because they are not separated from the pools, and as such are not classified as impaired loans.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Loans modified under the terms of a TDR during the three months ended March 31, 2017 and 2016 are presented in the table below. In addition, the following table presents loans modified under the terms of a TDR that defaulted (became 90 days or more delinquent) during the periods presented and were initially restructured within one year prior to default (dollars in thousands).

	New TDRs
		Pre- Modification Outstanding	Post- Modification Outstanding Recorded Investment by Type of Modification				TDRs Modified Within the Previous Twelve Months That Have Subsequently Defaulted during the Three Months Ended March 31,
Three Months Ended March 31, 2017	Number of Contracts	Recorded Investment	Rate Reduction	Structure	Other	Total	Number of Contracts	Recorded Investment

Owner occupied commercial real estate	-	$-	$-	$-	$-	$-	-	$-
Income producing commercial real estate	-	-	-	-	-	-	-	-
Commercial & industrial	1	25	-	25	-	25	-	-
Commercial construction	-	-	-	-	-	-	-	-
Total commercial	1	25	-	25	-	25	-	-
Residential mortgage	7	353	-	353	-	353	2	655
Home equity lines of credit	-	-	-	-	-	-	-	-
Residential construction	1	40	40	-	-	40	-	-
Consumer installment	1	6	-	6	-	6	-	-
Indirect auto	-	-	-	-	-	-	-	-
Total loans	10	$424	$40	$384	$-	$424	2	$655

Three Months Ended March 31, 2016

Owner occupied commercial real estate	3	$649	$-	$649	$-	$649	1	$247
Income producing commercial real estate	-	-	-	-	-	-	-	-
Commercial & industrial	1	197	-	197	-	197	-	-
Commercial construction	1	66	-	-	66	66	-	-
Total commercial	5	912	-	846	66	912	1	247
Residential mortgage	7	799	414	349	-	763	-	-
Home equity lines of credit	-	-	-	-	-	-	-	-
Residential construction	-	-	-	-	-	-	-	-
Consumer installment	1	20	-	20	-	20	-	-
Indirect auto	-	-	-	-	-	-	-	-
Total loans	13	$1,731	$414	$1,215	$66	$1,695	1	$247

TDRs that subsequently default and are placed on nonaccrual are charged down to the fair value of the collateral consistent with United’s policy for nonaccrual loans.

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired are presented below for the periods indicated (in thousands).

	2017			2016
Three Months Ended March 31,	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received

Owner occupied commercial real estate	$29,858	$345	$336	$33,696	$448	$466
Income producing commercial real estate	28,410	351	345	27,402	315	334
Commercial & industrial	1,939	27	28	2,385	30	26
Commercial construction	5,001	53	53	5,492	70	70
Total commercial	65,208	776	762	68,975	863	896
Residential mortgage	13,608	138	143	15,334	157	152
Home equity lines of credit	63	1	1	63	1	1
Residential construction	1,619	23	23	1,418	20	17
Consumer installment	287	5	6	341	6	7
Indirect auto	1,122	14	14	784	11	11
Total	$81,907	$957	$949	$86,915	$1,058	$1,084

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered to be performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at March 31, 2017 or December 31, 2016 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms was approximately $277,000 and $254,000 for the three months ended March 31, 2017 and 2016, respectively.

The following table presents the recorded investment in nonaccrual loans by loan class as of the dates indicated (in thousands).

	March 31,	December 31,
	2017	2016

Owner occupied commercial real estate	$6,135	$7,373
Income producing commercial real estate	1,540	1,324
Commercial & industrial	929	966
Commercial construction	1,069	1,538
Total commercial	9,673	11,201
Residential mortgage	6,455	6,368
Home equity lines of credit	1,848	1,831
Residential construction	417	776
Consumer installment	102	88
Indirect auto	1,317	1,275
Total	$19,812	$21,539

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Excluding PCI loans, substantially all loans more than 90 days past due were on nonaccrual status at March 31, 2017 and December 31, 2016. The following table presents the aging of the recorded investment in past due loans by class of loans as of the dates indicated (in thousands).

	Loans Past Due				Loans Not
As of March 31, 2017	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Past Due	PCI Loans	Total

Owner occupied commercial real estate	1,947	1,472	3,866	7,285	1,608,474	17,691	1,633,450
Income producing commercial real estate	1,894	165	413	2,472	1,271,117	23,111	1,296,700
Commercial & industrial	1,928	1,045	72	3,045	1,076,032	760	1,079,837
Commercial construction	795	833	153	1,781	657,410	7,670	666,861
Total commercial	6,564	3,515	4,504	14,583	4,613,033	49,232	4,676,848
Residential mortgage	3,955	2,861	1,872	8,688	845,234	5,874	859,796
Home equity lines of credit	1,182	76	429	1,687	655,391	1,963	659,041
Residential construction	541	22	120	683	195,417	543	196,643
Consumer installment	421	149	43	613	111,700	148	112,461
Indirect auto	535	346	929	1,810	458,391	-	460,201
Total loans	13,198	6,969	7,897	28,064	6,879,166	57,760	6,964,990

	Loans Past Due				Loans Not
As of December 31, 2016	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Past Due	PCI Loans	Total

Owner occupied commercial real estate	$2,195	$1,664	$3,386	$7,245	$1,624,531	$18,584	$1,650,360
Income producing commercial real estate	1,373	355	330	2,058	1,254,164	25,319	1,281,541
Commercial & industrial	943	241	178	1,362	1,067,317	1,036	1,069,715
Commercial construction	452	14	292	758	624,835	8,328	633,921
Total commercial	4,963	2,274	4,186	11,423	4,570,847	53,267	4,635,537
Residential mortgage	7,221	1,799	1,700	10,720	839,610	6,395	856,725
Home equity lines of credit	1,996	101	957	3,054	650,346	2,010	655,410
Residential construction	950	759	51	1,760	187,350	933	190,043
Consumer installment	633	117	35	785	122,623	159	123,567
Indirect auto	1,109	301	909	2,319	457,035	-	459,354
Total loans	$16,872	$5,351	$7,838	$30,061	$6,827,811	$62,764	$6,920,636

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Based on the most recent analysis performed, the risk category of loans by class of loans as of the dates indicated is as follows (in thousands).

As of March 31, 2017	Pass	Watch	Substandard	Doubtful / Loss	Total

Owner occupied commercial real estate	$1,557,667	$22,799	$35,293	$-	$1,615,759
Income producing commercial real estate	1,236,410	13,793	23,386	-	1,273,589
Commercial & industrial	1,064,945	3,155	10,977	-	1,079,077
Commercial construction	647,400	5,746	6,045	-	659,191
Total commercial	4,506,422	45,493	75,701	-	4,627,616
Residential mortgage	833,846	-	20,076	-	853,922
Home equity lines of credit	650,500	-	6,578	-	657,078
Residential construction	193,850	-	2,250	-	196,100
Consumer installment	111,610	-	703	-	112,313
Indirect auto	457,596	-	2,605	-	460,201
Total loans, excluding PCI loans	$6,753,824	$45,493	$107,913	$-	$6,907,230

Owner occupied commercial real estate	$1,956	$3,357	$12,378	$-	$17,691
Income producing commercial real estate	11,874	8,940	2,297	-	23,111
Commercial & industrial	269	167	324	-	760
Commercial construction	3,126	956	3,588	-	7,670
Total commercial	17,225	13,420	18,587	-	49,232
Residential mortgage	4,863	-	1,011	-	5,874
Home equity lines of credit	904	-	1,059	-	1,963
Residential construction	518	-	25	-	543
Consumer installment	92	-	56	-	148
Indirect auto	-	-	-	-	-
Total PCI loans	$23,602	$13,420	$20,738	$-	$57,760

As of December 31, 2016

Owner occupied commercial real estate	$1,577,301	$18,029	$36,446	$-	$1,631,776
Income producing commercial real estate	1,220,626	8,502	27,094	-	1,256,222
Commercial & industrial	1,055,282	4,188	9,209	-	1,068,679
Commercial construction	612,900	6,166	6,527	-	625,593
Total commercial	4,466,109	36,885	79,276	-	4,582,270
Residential mortgage	829,844	-	20,486	-	850,330
Home equity lines of credit	647,425	-	5,975	-	653,400
Residential construction	185,643	-	3,467	-	189,110
Consumer installment	122,736	-	672	-	123,408
Indirect auto	456,717	-	2,637	-	459,354
Total loans, excluding PCI loans	$6,708,474	$36,885	$112,513	$-	$6,857,872

Owner occupied commercial real estate	$2,044	$3,444	$13,096	$-	$18,584
Income producing commercial real estate	13,236	8,474	3,609	-	25,319
Commercial & industrial	216	160	660	-	1,036
Commercial construction	3,212	1,265	3,851	-	8,328
Total commercial	18,708	13,343	21,216	-	53,267
Residential mortgage	5,189	-	1,206	-	6,395
Home equity lines of credit	1,094	-	916	-	2,010
Residential construction	898	-	35	-	933
Consumer installment	159	-	-	-	159
Indirect auto	-	-	-	-	-
Total PCI loans	$26,048	$13,343	$23,373	$-	$62,764

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the details regarding amounts reclassified out of accumulated other comprehensive income for the periods indicated (in thousands).

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other	For the three months ended March 31,		Affected Line Item in the Statement
Comprehensive Income Components	2017	2016	Where Net Income is Presented

Realized (losses) gains on available-for-sale securities:
	$(2)	$379	Securities (losses) gains, net
	1	(141)	Income tax benefit (expense)
	$(1)	$238	Net of tax

Amortization of losses included in net income on available-for-sale securities transferred to held to maturity:
	$(310)	$(464)	Investment securities interest revenue
	116	181	Income tax benefit
	$(194)	$(283)	Net of tax

Amortization of losses included in net income on derivative financial instruments accounted for as cash flow hedges:
Amortization of losses on de-designated positions	$-	$(7)	Deposits in banks and short-term investments interest revenue
Amortization of losses on de-designated positions	(149)	(191)	Money market deposit interest expense
Amortization of losses on de-designated positions	(264)	(302)	Federal Home Loan Bank advances interest expense
	(413)	(500)	Total before tax
	161	195	Income tax benefit
	$(252)	$(305)	Net of tax

Reclassification of disproportionate tax effect related to terminated cash flow hedges:
	$(3,400)	$-	Income tax expense

Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan:
Prior service cost	$(140)	$(125)	Salaries and employee benefits expense
Actuarial losses	(60)	(42)	Salaries and employee benefits expense
	(200)	(167)	Total before tax
	79	65	Income tax benefit
	$(121)	$(102)	Net of tax

Total reclassifications for the period	$(3,968)	$(452)	Net of tax

Amounts shown above in parentheses reduce earnings.

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

During the three months ended March 31, 2016, United accrued dividends of $21,000 on its Series H preferred stock. The Series H preferred stock was redeemed in the first quarter of 2016; accordingly, United did not accrue any dividends for the first quarter of 2017.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended
	March 31,
	2017	2016

Net income available to common shareholders	$23,524	$22,274

Weighted average shares outstanding:
Basic	71,700	72,162
Effect of dilutive securities
Stock options	8	4
Diluted	71,708	72,166

Net income per common share:
Basic	$.33	$.31
Diluted	$.33	$.31

At March 31, 2017, United had the following potentially dilutive stock options and warrants outstanding: a warrant to purchase 219,909 shares of common stock at $61.40 per share; 64,942 shares of common stock issuable upon exercise of stock options granted to employees with a weighted average exercise price of $28.34; and 575,835 shares of common stock issuable upon the vesting of restricted stock unit awards.

At March 31, 2016, United had the following potentially dilutive stock options and warrants outstanding: a warrant to purchase 219,909 shares of common stock at $61.40 per share; 235,771 shares of common stock issuable upon exercise of stock options granted to employees with a weighted average exercise price of $89.61; and 597,240 shares of common stock issuable upon the vesting of restricted stock unit awards.

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

Derivatives designated as hedging instruments under ASC 815

		Fair Value
Interest Rate Products	Balance Sheet Location	March 31, 2017	December 31, 2016

Fair value hedge of corporate bonds	Derivative assets	$370	$265
		$370	$265

Fair value hedge of brokered CD's	Derivative liabilities	$1,936	$1,980
		$1,936	$1,980

Derivatives not designated as hedging instruments under ASC 815

		Fair Value
Interest Rate Products	Balance Sheet Location	March 31, 2017	December 31, 2016

Customer derivative positions	Derivative assets	$3,283	$5,266
Dealer offsets to customer derivative positions	Derivative assets	5,825	3,869
Mortgage banking - loan commitment	Derivative assets	1,915	1,552
Mortgage banking - forward sales commitment	Derivative assets	4	534
Bifurcated embedded derivatives	Derivative assets	10,734	10,225
Offsetting positions for de-designated hedges	Derivative assets	-	1,977
		$21,761	$23,423

Customer derivative positions	Derivative liabilities	$5,825	$3,897
Dealer offsets to customer derivative positions	Derivative liabilities	3,345	5,328
Risk participations	Derivative liabilities	22	26
Mortgage banking - forward sales commitment	Derivative liabilities	320	96
Dealer offsets to bifurcated embedded derivatives	Derivative liabilities	14,622	14,341
De-designated hedges	Derivative liabilities	355	1,980
		$24,489	$25,668

Customer derivative positions are between United and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap/cap program. United also has three interest rate swap contracts that are not designated as hedging instruments but are economic hedges of market-linked brokered certificates of deposit. The market-linked brokered certificates of deposit contain embedded derivatives that are bifurcated from the host instruments and are marked to market through earnings. The fair value marks on the market linked swaps and the bifurcated embedded derivatives tend to move in opposite directions with changes in 90-day LIBOR and therefore provide an economic hedge.

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

In addition, United originates certain residential mortgage loans with the intention of selling these loans. Between the time United enters into an interest-rate lock commitment to originate a residential mortgage loan that is to be held for sale and the time the loan is funded and eventually sold, United is subject to the risk of variability in market prices. United enters into forward sale agreements to mitigate risk and to protect the expected gain on the eventual loan sale. Most of this hedging activity is executed on a matched basis, with a loan sale commitment hedging a specific loan. The commitments to originate residential mortgage loans and forward loan sales commitments are freestanding derivative instruments. Beginning late in the third quarter of 2016 for newly originated mortgage loans, United began to account for the underlying loans at fair value pursuant to the fair value option, and these loans are not reflected in the table above. Fair value adjustments on these derivative instruments are recorded within mortgage loan and other related fee income in the consolidated statement of income.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cash Flow Hedges of Interest Rate Risk

At March 31, 2017 and December 31, 2016 United did not have any active cash flow hedges. Changes in balance sheet composition and interest rate risk position made cash flow hedges no longer necessary as protection against rising interest rates. The loss remaining in other comprehensive income on the de-designated swaps is being amortized into earnings over the original term of the swaps as the forecasted transactions that the swaps were originally designated to hedge are still expected to occur. United expects that $625,000 will be reclassified as an increase to interest expense over the next twelve months related to these cash flow hedges.

The table below presents the effect of cash flow hedges on the consolidated statement of income for the periods indicated (in thousands).

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2017	2016	Location	2017	2016	Location	2017	2016

Three Months Ended March 31,

Interest rate swaps	$-	$-	Interest expense	$(413)	$(500)	Interest expense	$-	$-

Fair Value Hedges of Interest Rate Risk

United is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in interest rates. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in interest rates. Interest rate swaps designated as fair value hedges of brokered deposits involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate swaps designated as fair value hedges of fixed-rate investments involve the receipt of variable-rate payments from a counterparty in exchange for United making fixed-rate payments over the life of the instrument without the exchange of the underlying notional amount. At March 31, 2017, United had four interest rate swaps with a notional amount of $40.7 million that were designated as fair value hedges of interest rate risk and were pay-variable / receive-fixed swaps hedging the changes in the fair value of fixed-rate brokered time deposits resulting from changes in interest rates. Also at March 31, 2017, United had one interest rate swap with a notional value of $30 million that was designated as a pay-fixed / receive-variable fair value hedge of changes in the fair value of a fixed-rate corporate bond. At December 31, 2016, United had one interest rate swap with an aggregate notional amount of $12.8 million that was designated as a fair value hedge of interest rate risk and was pay-variable / receive-fixed, hedging the changes in the fair value of fixed-rate brokered time deposits resulting from changes in interest rates. Also at December 31, 2016, United had one interest rate swap with a notional value of $30 million that was designated as a pay-fixed / receive-variable fair value hedge of changes in the fair value of a fixed-rate corporate bond.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives. During the three months ended March 31, 2017 and 2016, United recognized net losses of $125,000 and net gains of $638,000, respectively, related to ineffectiveness in the fair value hedging relationships. The ineffectiveness gains were almost entirely offset by the write-off of unamortized prepaid broker fees that were incurred as part of the original brokered certificates of deposit.  The 2016 ineffectiveness gains mostly resulted from called hedging transactions where United was short the call option in the swap and long the call option on the hedged items (brokered certificates of deposit).  Since the instruments were called at par, the difference between the carrying amount of the swap (fair value) and the carrying amount of the hedged item (fair value) on the call date created the ineffectiveness gains.  United also recognized net reductions of interest expense of $32,000 and $790,000, respectively, for the three months ended March 31, 2017 and 2016 related to fair value hedges of brokered time deposits, which includes net settlements on the derivatives. United recognized reductions of interest revenue on securities during the three months ended March 31, 2017 and 2016 of $93,000 and $129,000, respectively, related to fair value hedges of corporate bonds.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the effect of derivatives in fair value hedging relationships on the consolidated statement of income for the periods indicated (in thousands).

	Location of Gain	Amount of Gain (Loss)		Amount of Gain (Loss)
	(Loss) Recognized	Recognized in Income		Recognized in Income
	in Income on	on Derivative		on Hedged Item
	Derivative	2017	2016	2017	2016

Three Months Ended March 31,
Fair value hedges of brokered CDs	Interest expense	$(274)	$2,551	$189	$(1,800)
Fair value hedges of corporate bonds	Interest revenue	106	(1,614)	(146)	1,501
		$(168)	$937	$43	$(299)

In certain cases, the estate of deceased brokered certificate of deposit holders may put the certificate of deposit back to United at par upon the death of the holder. When these estate puts occur, a gain or loss is recognized for the difference between the fair value and the par amount of the deposits put back. The change in the fair value of brokered time deposits that are being hedged in fair value hedging relationships reported in the table above includes gains and losses from estate puts and such gains and losses are included in the amount of reported ineffectiveness gains or losses.

Derivatives Not Designated as Hedging Instruments under ASC 815

The table below presents the gains and losses recognized in income on derivatives not designated as hedging instruments under ASC 815 for the periods indicated (in thousands).

	Location of Gain	Amount of Gain (Loss)
	(Loss) Recognized	Recognized in Income
	in Income on	on Derivative
	Derivative	2017	2016

Three Months Ended March 31,
Customer derivatives and dealer offsets	Other fee revenue	$475	$755
Bifurcated embedded derivatives and dealer offsets	Other fee revenue	63	(296)
Mortgage banking derivatives	Mortgage loan revenue	124	-
Risk participations	Other fee revenue	4	-
		$666	$459

Credit-Risk-Related Contingent Features

United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. As of March 31, 2017, collateral totaling $18.9 million was pledged toward derivatives in a liability position.

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

Note 9 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options, restricted stock and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan). Through March 31, 2017, incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards, base salary stock grants and performance share awards have been granted under the plan. As of March 31, 2017, 2.18 million additional awards remained available for grant under the plan.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table shows stock option activity for the first three months of 2017.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinisic Value ($000)

Outstanding at December 31, 2016	72,665	$34.34
Expired	(7,723)	84.78
Outstanding at March 31, 2017	64,942	28.34	3.6	$343

Exercisable at March 31, 2017	58,692	29.61	3.2	273

The fair value of each option is estimated on the date of grant using the Black-Scholes model. No stock options were granted during the three months ended March 31, 2017 and 2016.

United’s stock option exercise patterns were significantly impacted by the past economic downturn, which rendered most of United’s outstanding options worthless to the grantee. Therefore, historical exercise patterns do not provide a reasonable basis for determining the expected life of new option grants. United therefore uses the formula provided in ASC 718-10-S99 to determine the expected life of options.

United recognized $7,000 in compensation expense related to stock options during each of the three months ended March 31, 2017 and 2016. The amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. No options were exercised during the first three months of 2017 or 2016.

The table below presents restricted stock units activity for the first three months of 2017.

Restricted Stock Unit Awards	Shares	Weighted- Average Grant- Date Fair Value

Outstanding at December 31, 2016	690,970	$18.60
Granted	6,391	28.70
Vested	(117,609)	16.77
Cancelled	(3,917)	19.44
Outstanding at March 31, 2017	575,835	19.08

Compensation expense for restricted stock units is based on the fair value of restricted stock unit awards at the time of grant, which is equal to the value of United’s common stock on the date of grant. United recognizes the impact of forfeitures as they occur. The value of restricted stock unit awards is amortized into expense over the vesting period. For the three months ended March 31, 2017 and 2016, compensation expense of $1.26 million and $898,000, respectively, was recognized related to restricted stock unit awards. In addition, for the three months ended March 31, 2017 and 2016, $52,000 and $12,000, respectively, was recognized in other operating expense for restricted stock unit awards granted to members of United’s board of directors. The total intrinsic value of outstanding restricted stock unit awards was $15.9 million at March 31, 2017.

As of March 31, 2017, there was $8.59 million of unrecognized expense related to non-vested stock options and restricted stock unit awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.65 years. The aggregate grant date fair value of options and restricted stock unit awards that vested during the three months ended March 31, 2017 was $3.39 million.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Common and Preferred Stock Issued / Common Stock Issuable

United sponsors a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from United. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. In the three months ended March 31, 2017 and 2016, 904 shares and 736 shares, respectively, were issued through the DRIP.

In addition, United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a 10% discount, with no commission charges. During the first three months of 2017 and 2016, United issued 3,335 shares and 4,418 shares, respectively, through the ESPP.

United offers its common stock as an investment option in its deferred compensation plan. United also allows for the deferral of restricted stock unit awards. The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable. The deferred compensation plan does not allow for diversification once an election is made to invest in United’s common stock and settlement must be accomplished in shares at the time the deferral period is completed. At March 31, 2017 and December 31, 2016, 546,511 and 519,874 shares of common stock, respectively, were issuable under the deferred compensation plan.

On March 22, 2016, United announced that its Board of Directors had authorized a program to repurchase up to $50 million of United’s outstanding common stock through December 31, 2017. Under the program, the shares may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program depends on a number of factors, including the market price of United’s common stock, general market and economic conditions, and applicable legal requirements. During the first three months of 2017, United did not repurchase any shares under the program. As of March 31, 2017, $36.3 million of United’s outstanding common stock may be repurchased under the program.

Note 11 – Income Taxes

The income tax provision for the three months ended March 31, 2017 and 2016 was $18.5 million and $13.6 million, respectively, which represents an effective tax rate of 44.0% and 37.9%, respectively, for each period. Upon reversal of United’s former full deferred tax valuation allowance in 2013, certain disproportionate tax effects were retained in accumulated other comprehensive income (loss). During the first quarter of 2017, with the maturity and termination of certain dedesignated cash flow hedges, the disproportionate tax effect associated with these hedges was reversed and recorded as a tax expense of $3.40 million, which was the primary reason for the increase in the effective tax rate compared to the first quarter of 2016.

At March 31, 2017 and December 31, 2016, United maintained a valuation allowance on its net deferred tax asset of $3.99 million and $3.88 million, respectively. Management assesses the valuation allowance recorded against its net deferred tax asset at each reporting period. The determination of whether a valuation allowance for its net deferred tax asset is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

United evaluated the need for a valuation allowance at March 31, 2017. Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of its net deferred tax asset will be realized based upon future taxable income. The remaining valuation allowance of $3.99 million is related to specific state income tax credits that have short carryforward periods and are expected to expire unused.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management's conclusion at March 31, 2017 that it was more likely than not that the net deferred tax asset of $139 million will be realized is based upon management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts that consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of its net deferred tax asset. Such an increase to the net deferred tax asset valuation allowance could have a material adverse effect on United’s financial condition and results of operations.

United is subject to income taxation in the United States and various state jurisdictions. United’s federal and state income tax returns are filed on a consolidated basis. Currently, no years for which United filed a federal income tax return are under examination by the IRS, and there are no state tax examinations currently in progress. United is no longer subject to income tax examinations from state and local income tax authorities for years before 2013. Although it is not possible to know the ultimate outcome of future examinations, management believes that the liability recorded for uncertain tax positions is appropriate. At March 31, 2017 and December 31, 2016, unrecognized income tax benefits totaled $4.00 million and $3.89 million, respectively.

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

Although management has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2017, management had assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Derivatives classified as Level 3 included structured derivatives for which broker quotes, used as a key valuation input, were not observable consistent with a Level 2 disclosure. The fair value of risk participations incorporates Level 3 inputs to evaluate the likelihood of customer default. The fair value of interest rate lock commitments, which is related to mortgage loan commitments, is categorized as Level 3 based on unobservable inputs for commitments that United does not expect to fund.

Servicing Rights for SBA/USDA Loans

United recognizes servicing rights upon the sale of SBA/USDA loans sold with servicing retained. Management has elected to carry this asset at fair value. Given the nature of the asset, the key valuation inputs are unobservable and management classifies this asset as Level 3.

Residential Mortgage Servicing Rights

United recognizes servicing rights upon the sale of residential mortgage loans sold with servicing retained. Effective January 1, 2017, management has elected to carry this asset at fair value. Given the nature of the asset, the key valuation inputs are unobservable and management classifies this asset as Level 3. The cumulative effect adjustment of this election to retained earnings, net of income tax effect, was $437,000.

Pension Plan Assets

For information on the fair value of pension plan assets, see Note 18 in the Annual Report on Form 10-K for the year ended December 31, 2016.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

March 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasuries	$169,927	$-	$-	$169,927
U.S. Agencies	-	25,829	-	25,829
State and political subdivisions	-	83,724	-	83,724
Mortgage-backed securities	-	1,380,360	-	1,380,360
Corporate bonds	-	305,856	675	306,531
Asset-backed securities	-	469,038	-	469,038
Other	-	1,182	-	1,182
Mortgage loans held for sale	-	15,845	-	15,845
Deferred compensation plan assets	4,900	-	-	4,900
Servicing rights for government guaranteed loans	-	-	5,997	5,997
Residential mortgage servicing rights	-	-	5,971	5,971
Derivative financial instruments	-	9,482	12,649	22,131

Total assets	$174,827	$2,291,316	$25,292	$2,491,435

Liabilities:
Deferred compensation plan liability	$4,900	$-	$-	$4,900
Derivative financial instruments	-	9,845	16,580	26,425

Total liabilities	$4,900	$9,845	$16,580	$31,325

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale
U.S. Treasuries	$169,616	$-	$-	$169,616
U.S. Agencies	-	20,820	-	20,820
State and political subdivisions	-	74,177	-	74,177
Mortgage-backed securities	-	1,391,682	-	1,391,682
Corporate bonds	-	304,717	675	305,392
Asset-backed securities	-	469,569	-	469,569
Other	-	1,182	-	1,182
Mortgage loans held for sale	-	27,891	-	27,891
Deferred compensation plan assets	4,161	-	-	4,161
Servicing rights for government guaranteed loans	-	-	5,752	5,752
Derivative financial instruments	-	11,911	11,777	23,688

Total assets	$173,777	$2,301,949	$18,204	$2,493,930

Liabilities:
Deferred compensation plan liability	$4,161	$-	$-	$4,161
Derivative financial instruments	-	11,301	16,347	27,648

Total liabilities	$4,161	$11,301	$16,347	$31,809

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for the periods indicated for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	Derivative Asset	Derivative Liability	Servicing rights for government guaranteed loans	Residential mortgage servicing rights	Securities Available- for-Sale
Three Months Ended March 31, 2017
Balance at beginning of period	$11,777	$16,347	$5,752	$-	$675
Transfer from amortization method to fair value	-	-	-	5,070	-
Additions	-	-	553	866	-
Sales and settlements	(384)	(550)	(263)	(40)	-
Amounts included in earnings - fair value adjustments	1,256	783	(45)	75	-
Balance at end of period	$12,649	$16,580	$5,997	$5,971	$675

Three Months Ended March 31, 2016
Balance at beginning of period	$9,418	$15,794	$3,712	$-	$750
Additions	-	-	299	-	-
Sales and settlements	-	-	(98)	-	-
Other comprehensive income	-	-	-	-	(100)
Amounts included in earnings - fair value adjustments	(5,503)	(5,643)	(15)	-	-
Balance at end of period	$3,915	$10,151	$3,898	$-	$650

The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis as of the dates indicated (in thousands).

	Fair Value				Weighted Average
Level 3 Assets	March 31,	December 31,	Valuation		March 31,	December 31,
and Liabilities	2017	2016	Technique	Unobservable Inputs	2017	2016

Servicing rights for government guaranteed loans	$5,997	$5,752	Discounted cash flow	Discount rate	11.6%	11.0%
				Prepayment rate	7.43%	7.12%

Residential mortgage servicing rights	5,971	-	Discounted cash flow	Discount rate	10.0%	N/A
				Prepayment rate	9.40%	N/A

Corporate bonds	675	675	Indicative bid provided by a broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	N/A	N/A

Derivative assets - mortgage	1,915	1,552	Internal model	Pull through rate	80%	80%

Derivative assets - other	10,734	10,225	Dealer priced	Dealer priced	N/A	N/A

Derivative liabilities - risk participations	22	26	Internal model	Probable exposure rate	0.35%	0.35%
				Probability of default rate	1.80%	1.80%

Derivative liabilities - other	16,558	16,321	Dealer priced	Dealer priced	N/A	N/A

Fair Value Option

At March 31, 2017, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $15.8 million and $15.3 million, respectively. At December 31, 2016, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $27.9 million and $27.6 million, respectively. Interest income on these loans is calculated based on the note rate of the loan and is recorded in interest revenue. During the first quarter of 2017, net gains resulting from changes in fair value of these loans of $252,000 were recorded in mortgage loan and other related fees. These changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk. During the first quarter of 2016, no such gains were recorded.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of all assets that were still held as of March 31, 2017 and December 31, 2016, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented (in thousands).

March 31, 2017	Level 1	Level 2	Level 3	Total
Loans	$-	$-	$3,749	$3,749

December 31, 2016
Loans	$-	$-	$7,179	$7,179

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

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect the premium or discount on any particular financial instrument that could result from the sale of United’s entire holdings. All estimates are inherently subjective in nature. Changes in assumptions could significantly affect the estimates.

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

Off-balance sheet instruments (commitments to extend credit and standby letters of credit) for which draws can be reasonably predicted are generally short-term in maturity and are priced at variable rates. Therefore, the estimated fair value associated with these instruments is immaterial.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The carrying amount and fair values as of the dates indicated for other financial instruments that are not measured at fair value on a recurring basis are as follows (in thousands).

	Carrying	Fair Value Level
March 31, 2017	Amount	Level 1	Level 2	Level 3	Total
Assets:
Securities held to maturity	$329,992	$-	$333,032	$-	$333,032
Loans, net	6,904,447	-	-	6,851,143	6,851,143
Mortgage loans held for sale	646	-	656	-	656

Liabilities:
Deposits	8,752,092	-	8,752,884	-	8,752,884
Federal Home Loan Bank advances	569,138	-	569,054	-	569,054
Long-term debt	175,238	-	-	175,786	175,786

December 31, 2016
Assets:
Securities held to maturity	$329,843	$-	$333,170	$-	$333,170
Loans, net	6,859,214	-	-	6,824,229	6,824,229
Mortgage loans held for sale	1,987	-	2,018	-	2,018
Residential mortgage servicing rights	4,372	-	-	5,175	5,175

Liabilities:
Deposits	8,637,558	-	8,635,811	-	8,635,811
Federal Home Loan Bank advances	709,209	-	709,174	-	709,174
Long-term debt	175,078	-	-	175,750	175,750

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

The following table summarizes the contractual amount of off-balance sheet instruments as of the dates indicated (in thousands).

	March 31,	December 31,
	2017	2016
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,605,663	$1,542,186
Letters of credit	28,499	26,862

United’s wholly-owned bank subsidiary, United Community Bank (the “Bank”), holds minor investments in certain limited partnerships for Community Reinvestment Act purposes. As of March 31, 2017, the Bank had invested $3.58 million in these limited partnerships and had committed to fund an additional $923,000 related to future capital calls.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Subsequent Events

On April 20, 2017, United announced that it had reached a definitive merger agreement to acquire HCSB Financial Corporation (“HCSB”) and its wholly-owned bank subsidiary, Horry County State Bank. As of December 31, 2016, HCSB had total assets of $376 million, loans of $215 million and deposits of $313 million. Horry County State Bank, which currently operates eight branches in the Myrtle Beach-Conway-North Myrtle Beach area of South Carolina, will merge into and operate under the brand of United Community Bank, United’s wholly-owned bank subsidiary.

Under the terms of the merger agreement, which has been unanimously approved by the Boards of Directors of both companies, HCSB shareholders will receive .0050 shares of United common stock for each share of HCSB common stock. Based on United’s closing price of $26.70 per share on April 19, 2017, the aggregate deal value is approximately $66 million.

The merger, which is subject to regulatory approval, the approval of the shareholders of HCSB, and other customary conditions, is expected to close in the third quarter of 2017.

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

Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experiences may differ materially from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experiences to differ from those projected include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 as well as the following factors:

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

United is a bank holding company registered with the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the State of Georgia in 1987 and commenced operations in 1988. At March 31, 2017, United had total consolidated assets of $10.7 billion, total loans of $6.96 billion, total deposits of $8.75 billion, and shareholders’ equity of $1.10 billion.

United conducts substantially all of its operations through its wholly-owned Georgia bank subsidiary, United Community Bank (the “Bank”), which as of March 31, 2017, operated at 134 locations throughout the Atlanta-Sandy Springs-Roswell, Georgia, and Gainesville, Georgia metropolitan statistical areas, upstate and coastal South Carolina, north and coastal Georgia, western North Carolina, and east Tennessee. Also, United has a commercial loan office in Charlotte, North Carolina.

On July 1, 2016, United completed its previously announced acquisition of Tidelands Bancshares, Inc. (“Tidelands”) and its wholly-owned bank subsidiary, Tidelands Bank.  Tidelands’ results are included in United’s consolidated results beginning on the acquisition date.

United reported net income of $23.5 million, or $.33 per diluted share, for the first quarter of 2017, compared to net income of $22.3 million, or $.31 per diluted share, for the first quarter of 2016.

Net interest revenue increased to $83.6 million for the first quarter of 2017, compared to $75.0 million for the first quarter of 2016, primarily due to higher loan volume, much of which resulted from United’s acquisition of Tidelands. Net interest margin increased to 3.45% for the three months ended March 31, 2017 from 3.41% for the same period in 2016 mostly due to the effect of rising interest rates on United’s floating rate loans and investment securities. Growth in the loan portfolio also led to a more favorable earning asset mix.

United’s provision for credit losses was $800,000 for the first quarter of 2017, compared to a release of provision of $200,000 for the first quarter of 2016. Net charge-offs for the first quarter of 2017 were $1.68 million, compared to $2.14 million for the first quarter of 2016. Recoveries of previously charged-off amounts remained at elevated levels, with first quarter 2017 being the eighth consecutive quarter of recoveries greater than $1 million.

As of March 31, 2017, United’s allowance for loan losses was $60.5 million, or .87% of loans, compared to $61.4 million, or .89% of loans, at December 31, 2016 reflecting continued asset quality improvement. Nonperforming assets of $24.9 million were .23% of total assets at March 31, 2017, down from ..28% at December 31, 2016 primarily due to sales of foreclosed properties which United received through the Tidelands acquisition. During the first quarter of 2017, $3.17 million in loans were placed on nonaccrual compared with $4.77 million in the first quarter of 2016.

Fee revenue of $22.1 million for the first quarter of 2017 was up $3.47 million, or 19%, from the first quarter of 2016. Gains from the sales of SBA/USDA loans increased $722,000 in the first quarter of 2017 compared to the first quarter of 2016. Mortgage fees of $4.42 million for the first quarter of 2017 increased from $3.29 million in the first quarter of 2016. The increase was due to United’s emphasis on growing its mortgage business by recruiting lenders in metropolitan markets and continued strong refinancing activity.

For the first quarter of 2017, operating expenses of $62.8 million were up $4.94 million from the first quarter of 2016, primarily due to the addition of Tidelands operating expenses since acquisition. Salaries and benefits expense increased $3.63 million from a year ago mostly due to the acquisition of Tidelands and investment in additional staff and new teams to expand the specialized lending area as well as higher incentive compensation in connection with increased lending activities and improvement in earnings performance.

Recent Developments

On April 20, 2017, United announced that it had reached a definitive merger agreement to acquire HCSB Financial Corporation (“HCSB”) and its wholly-owned bank subsidiary, Horry County State Bank. As of December 31, 2016, HCSB had total assets of $376 million, loans of $215 million and deposits of $313 million. Horry County State Bank, which currently operates eight branches in the Myrtle Beach-Conway-North Myrtle Beach area of South Carolina, will merge into and operate under the brand of United Community Bank, United’s wholly-owned bank subsidiary.

Under the terms of the merger agreement, which has been unanimously approved by the Boards of Directors of both companies, HCSB shareholders will receive .0050 shares of United common stock for each share of HCSB common stock. Based on United’s closing price of $26.70 per share on April 19, 2017, the aggregate deal value is approximately $66 million.

The merger, which is subject to regulatory approval, the approval of the shareholders of HCSB, and other customary conditions, is expected to close in the third quarter of 2017.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains financial information determined by methods other than in accordance with GAAP. Such non-GAAP financial information includes the following measures: “tangible book value per common share,” “average tangible equity to average assets,” “tangible equity to assets,” “average tangible common equity to average assets,” “tangible common equity to assets” and “tangible common equity to risk-weighted assets.” In addition, management presents non-GAAP operating performance measures, which exclude merger-related and other items that are not part of United’s ongoing business operations. Operating performance measures include “expenses – operating,” “net income – operating,” “net income available to common shareholders – operating,” “diluted net income per common share – operating,” “return on common equity – operating,” “return on tangible common equity – operating,” “return on assets – operating,” “dividend payout ratio – operating” and “efficiency ratio – operating.” Management has developed internal processes and procedures to accurately capture and account for merger-related and other charges and those charges are reviewed with the audit committee of United’s Board of Directors each quarter. Management uses these non-GAAP measures because it believes they may provide useful supplemental information for evaluating United’s operations and performance over periods of time, as well as in managing and evaluating United’s business and in discussions about United’s operations and performance. Management believes these non-GAAP measures may also provide users of United’s financial information with a meaningful measure for assessing United’s financial results and credit trends, as well as a comparison to financial results for prior periods. These non-GAAP measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP and are not necessarily comparable to other similarly titled measures used by other companies. To the extent applicable, reconciliations of these non-GAAP measures to the most directly comparable measures as reported in accordance with GAAP are included in the tables on page 41.

Results of Operations

United reported net income of $23.5 million for the first quarter of 2017. This compared to net income of $22.3 million for the same period in 2016. For the first quarter of 2017, diluted earnings per common share were $.33 compared to $.31 for the first quarter of 2016.

United reported operating net income of $28.2 million and $23.9 million, respectively, for the first quarter of 2017 and 2016. For the first quarter of 2017, operating net income excludes merger-related charges and the release from accumulated other comprehensive income of the disproportionate tax effect related to cash flow hedges, which, net of tax, totaled $1.30 million and $3.40 million, respectively. For the first quarter of 2016, operating net income excludes merger-related charges, which, net of tax, totaled $1.65 million.

UNITED COMMUNITY BANKS, INC.

Table 1 - Financial Highlights

Selected Financial Information

						First
	2017	2016				Quarter
	First	Fourth	Third	Second	First	2017-2016
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Change
INCOME SUMMARY
Interest revenue	$90,958	$87,778	$85,439	$81,082	$80,721
Interest expense	7,404	6,853	6,450	6,164	5,769
Net interest revenue	83,554	80,925	78,989	74,918	74,952	11%
Provision for credit losses	800	-	(300)	(300)	(200)
Fee revenue	22,074	25,233	26,361	23,497	18,606	19
Total revenue	104,828	106,158	105,650	98,715	93,758	12
Expenses	62,826	61,321	64,023	58,060	57,885	9
Income before income tax expense	42,002	44,837	41,627	40,655	35,873	17
Income tax expense	18,478	17,616	15,753	15,389	13,578	36
Net income	23,524	27,221	25,874	25,266	22,295	6
Preferred dividends	-	-	-	-	21
Net income available to common shareholders	$23,524	$27,221	$25,874	$25,266	$22,274	6
Merger-related and other charges	2,054	1,141	3,152	1,176	2,653
Income tax benefit of merger-related and other charges	(758)	(432)	(1,193)	(445)	(1,004)
Impairment of deferred tax asset on canceled non-qualified stock options	-	976	-	-	-
Release of disproportionate tax effects lodged in OCI	3,400	-	-	-	-
Net income available to common shareholders - operating (1)	$28,220	$28,906	$27,833	$25,997	$23,923	18

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$.33	$.38	$.36	$.35	$.31	6
Diluted net income - operating (1)	.39	.40	.39	.36	.33	18
Cash dividends declared	.09	.08	.08	.07	.07
Book value	15.40	15.06	15.12	14.80	14.35	7
Tangible book value (3)	13.30	12.95	13.00	12.84	12.40	7

Key performance ratios:
Return on common equity - GAAP (2)(4)	8.54%	9.89%	9.61%	9.54%	8.57%
Return on common equity - operating (1)(2)(4)	10.25	10.51	10.34	9.81	9.20
Return on tangible common equity - operating (1)(2)(3)(4)	12.10	12.47	12.45	11.56	10.91
Return on assets - GAAP (4)	.89	1.03	1.00	1.04	.93
Return on assets - operating (1)(4)	1.07	1.10	1.08	1.07	1.00
Dividend payout ratio - GAAP	27.27	21.05	22.22	20.00	22.58
Dividend payout ratio - operating (1)	23.08	20.00	20.51	19.44	21.21
Net interest margin (fully taxable equivalent) (4)	3.45	3.34	3.34	3.35	3.41
Efficiency ratio - GAAP	59.29	57.65	60.78	59.02	61.94
Efficiency ratio - operating (1)	57.35	56.58	57.79	57.82	59.10
Average equity to average assets	10.24	10.35	10.38	10.72	10.72
Average tangible equity to average assets (3)	8.96	9.04	8.98	9.43	9.41
Average tangible common equity to average assets (3)	8.96	9.04	8.98	9.43	9.32
Tangible common equity to risk-weighted assets (3)	12.07	11.84	12.22	12.87	12.77

ASSET QUALITY
Nonperforming loans	$19,812	$21,539	$21,572	$21,348	$22,419	(12)
Foreclosed properties	5,060	7,949	9,187	6,176	5,163	(2)
Total nonperforming assets (NPAs)	24,872	29,488	30,759	27,524	27,582	(10)
Allowance for loan losses	60,543	61,422	62,961	64,253	66,310	(9)
Net charge-offs	1,679	1,539	1,359	1,730	2,138	(21)
Allowance for loan losses to loans	.87%	.89%	.94%	1.02%	1.09%
Net charge-offs to average loans (4)	.10	.09	.08	.11	.14
NPAs to loans and foreclosed properties	.36	.43	.46	.44	.45
NPAs to total assets	.23	.28	.30	.28	.28

AVERAGE BALANCES ($ in millions)
Loans	$6,904	$6,814	$6,675	$6,151	$6,004	15
Investment securities	2,822	2,690	2,610	2,747	2,718	4
Earning assets	9,872	9,665	9,443	9,037	8,876	11
Total assets	10,677	10,484	10,281	9,809	9,634	11
Deposits	8,592	8,552	8,307	7,897	7,947	8
Shareholders’ equity	1,093	1,085	1,067	1,051	1,033	6
Common shares - basic (thousands)	71,700	71,641	71,556	72,202	72,162	(1)
Common shares - diluted (thousands)	71,708	71,648	71,561	72,207	72,166	(1)

AT PERIOD END ($ in millions)
Loans	$6,965	$6,921	$6,725	$6,287	$6,106	14
Investment securities	2,767	2,762	2,560	2,677	2,757	-
Total assets	10,732	10,709	10,298	9,928	9,781	10
Deposits	8,752	8,638	8,442	7,857	7,960	10
Shareholders’ equity	1,102	1,076	1,079	1,060	1,034	7
Common shares outstanding (thousands)	70,973	70,899	70,861	71,122	71,544	(1)

(1) Excludes merger-related charges, a first quarter 2017 release of disproportionate tax effects lodged in OCI and a fourth quarter 2016 deferred tax asset impairment charge related to cancelled non-qualified stock options. (2) Net income available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss). (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.

UNITED COMMUNITY BANKS, INC.

Table 1 (Continued) Non-GAAP Performance Measures Reconciliation

Selected Financial Information

	2017	2016
	First	Fourth	Third	Second	First
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter

Expense reconciliation
Expenses (GAAP)	$62,826	$61,321	$64,023	$58,060	$57,885
Merger-related and other charges	(2,054)	(1,141)	(3,152)	(1,176)	(2,653)
Expenses - operating	$60,772	$60,180	$60,871	$56,884	$55,232

Net income reconciliation
Net income (GAAP)	$23,524	$27,221	$25,874	$25,266	$22,295
Merger-related and other charges	2,054	1,141	3,152	1,176	2,653
Income tax benefit of merger-related and other charges	(758)	(432)	(1,193)	(445)	(1,004)
Impairment of deferred tax asset on canceled non-qualified stock options	-	976	-	-	-
Release of disproportionate tax effects lodged in OCI	3,400	-	-	-	-
Net income - operating	$28,220	$28,906	$27,833	$25,997	$23,944

Net income available to common shareholders reconciliation
Net income available to common shareholders (GAAP)	$23,524	$27,221	$25,874	$25,266	$22,274
Merger-related and other charges	2,054	1,141	3,152	1,176	2,653
Income tax benefit of merger-related and other charges	(758)	(432)	(1,193)	(445)	(1,004)
Impairment of deferred tax asset on canceled non-qualified stock options	-	976	-	-	-
Release of disproportionate tax effects lodged in OCI	3,400	-	-	-	-
Net income available to common shareholders - operating	$28,220	$28,906	$27,833	$25,997	$23,923

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$.33	$.38	$.36	$.35	$.31
Merger-related and other charges	.01	.01	.03	.01	.02
Impairment of deferred tax asset on canceled non-qualified stock options	-	.01	-	-	-
Release of disproportionate tax effects lodged in OCI	.05	-	-	-	-
Diluted income per common share - operating	$.39	$.40	$.39	$.36	$.33

Book value per common share reconciliation
Book value per common share (GAAP)	$15.40	$15.06	$15.12	$14.80	$14.35
Effect of goodwill and other intangibles	(2.10)	(2.11)	(2.12)	(1.96)	(1.95)
Tangible book value per common share	$13.30	$12.95	$13.00	$12.84	$12.40

Return on tangible common equity reconciliation
Return on common equity (GAAP)	8.54%	9.89%	9.61%	9.54%	8.57%
Merger-related and other charges	.47	.26	.73	.27	.63
Impairment of deferred tax asset on canceled non-qualified stock options	-	.36	-	-	-
Release of disproportionate tax effects lodged in OCI	1.24	-	-	-	-
Return on common equity - operating	10.25	10.51	10.34	9.81	9.20
Effect of goodwill and other intangibles	1.85	1.96	2.11	1.75	1.71
Return on tangible common equity - operating	12.10%	12.47%	12.45%	11.56%	10.91%

Return on assets reconciliation
Return on assets (GAAP)	.89%	1.03%	1.00%	1.04%	.93%
Merger-related and other charges	.05	.03	.08	.03	.07
Impairment of deferred tax asset on canceled non-qualified stock options	-	.04	-	-	-
Release of disproportionate tax effects lodged in OCI	.13	-	-	-	-
Return on assets - operating	1.07%	1.10%	1.08%	1.07%	1.00%

Dividend payout ratio reconciliation
Dividend payout ratio (GAAP)	27.27%	21.05%	22.22%	20.00%	22.58%
Merger-related and other charges	(.98)	(.54)	(1.71)	(.56)	(1.37)
Impairment of deferred tax asset on canceled non-qualified stock options	-	(.51)	-	-	-
Release of disproportionate tax effects lodged in OCI	(3.21)	-	-	-	-
Dividend payout ratio - operating	23.08%	20.00%	20.51%	19.44%	21.21%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	59.29%	57.65%	60.78%	59.02%	61.94%
Merger-related and other charges	(1.94)	(1.07)	(2.99)	(1.20)	(2.84)
Efficiency ratio - operating	57.35%	56.58%	57.79%	57.82%	59.10%

Average equity to assets reconciliation
Equity to assets (GAAP)	10.24%	10.35%	10.38%	10.72%	10.72%
Effect of goodwill and other intangibles	(1.28)	(1.31)	(1.40)	(1.29)	(1.31)
Tangible equity to assets	8.96	9.04	8.98	9.43	9.41
Effect of preferred equity	-	-	-	-	(.09)
Tangible common equity to assets	8.96%	9.04%	8.98%	9.43%	9.32%

Tangible common equity to risk-weighted assets reconciliation
Tier 1 capital ratio (Regulatory)	11.46%	11.23%	11.04%	11.44%	11.32%
Effect of other comprehensive income	(.24)	(.34)	-	(.06)	(.25)
Effect of deferred tax limitation	1.13	1.26	1.50	1.63	1.85
Effect of trust preferred	(.25)	(.25)	(.26)	(.08)	(.08)
Basel III intangibles transition adjustment	(.03)	(.06)	(.06)	(.06)	(.07)
Tangible common equity to risk-weighted assets	12.07%	11.84%	12.22%	12.87%	12.77%

Net Interest Revenue

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. Management seeks to optimize this revenue while balancing interest rate, credit and liquidity risks. Net interest revenue for the first quarter of 2017 was $83.6 million. Taxable equivalent net interest revenue for the first quarter of 2017 was $83.9 million, which represents an increase of $8.67 million from the same period in 2016. The combination of the larger earning asset base from the acquisition of Tidelands and growth in the loan portfolio were responsible for the increase in net interest revenue.

Average loans increased $900 million, or 15%, from the first quarter of last year, while the yield on loans decreased two basis points, reflecting ongoing pricing pressure on new and renewed loans partially offset by the effect of rising interest rates on the floating rate loans in the portfolio.

Average interest-earning assets for the first quarter of 2017 increased $996 million, or 11%, from the first quarter of 2016, which was due primarily to the increase in loans, including the acquisition of Tidelands loans. Average investment securities for the first quarter of 2017 increased $103 million from a year ago, partially due to the Tidelands acquisition. The average yield on the taxable investment portfolio increased 19 basis points from a year ago, primarily due to the impact of higher short-term interest rates on the floating rate portion of the securities portfolio as well as accelerated discount accretion on called asset-backed securities and a higher reinvestment rate on maturing fixed rate investments.

Average interest-bearing liabilities of $6.82 billion for the first quarter of 2017 increased $577 million from the first quarter of 2016. Average non-interest-bearing deposits increased $397 million from the first quarter of 2016 to $2.64 billion for the first quarter of 2017. The average cost of interest-bearing liabilities for the first quarter of 2017 was .44% compared to .37% for the same period in 2016, reflecting higher average rates on money market deposits, NOW deposits and brokered time deposits.

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

For the first quarters of 2017 and 2016, the net interest spread was 3.30%, while the net interest margin was 3.45% and 3.41%, respectively. The increase in the net interest margin reflects the impact of higher short-term interest rates on floating-rate loans and securities, while deposit pricing increased slightly from the prior year. Additionally, United was able to improve its overall yield on interest-earning assets through growth in the loan portfolio, which had a positive impact on the composition of interest-earning assets, and higher yields on fixed rate investments.

The following tables show the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the periods indicated.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis

For the Three Months Ended March 31,

	2017			2016
(dollars in thousands,	Average		Avg.	Average		Avg.
fully taxable equivalent (FTE))	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$6,903,860	$72,741	4.27%	$6,003,568	$64,044	4.29%
Taxable securities (3)	2,779,625	17,433	2.51	2,688,564	15,622	2.32
Tax-exempt securities (FTE) (1)(3)	42,180	457	4.33	29,744	272	3.66
Federal funds sold and other interest-earning assets	146,027	664	1.82	153,759	1,053	2.74

Total interest-earning assets (FTE)	9,871,692	91,295	3.74	8,875,635	80,991	3.67
Non-interest-earning assets:
Allowance for loan losses	(61,668)			(68,473)
Cash and due from banks	99,253			85,635
Premises and equipment	190,096			180,090
Other assets (3)	577,168			561,261
Total assets	$10,676,541			$9,634,148

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,959,678	597	.12	$1,886,472	485	.10
Money market	2,065,449	1,426	.28	1,840,584	1,108	.24
Savings	560,634	27	.02	480,238	29	.02
Time	1,263,946	815	.26	1,259,689	817	.26
Brokered time deposits	98,340	193	.80	233,213	(175)	(.30)
Total interest-bearing deposits	5,948,047	3,058	.21	5,700,196	2,264	.16

Federal funds purchased and other borrowings	19,031	40	.85	34,906	87	1.00
Federal Home Loan Bank advances	681,117	1,430	.85	346,169	733	.85
Long-term debt	175,142	2,876	6.66	165,419	2,685	6.53
Total borrowed funds	875,290	4,346	2.01	546,494	3,505	2.58

Total interest-bearing liabilities	6,823,337	7,404	.44	6,246,690	5,769	.37
Non-interest-bearing liabilities:
Non-interest-bearing deposits	2,643,630			2,247,041
Other liabilities	116,752			107,320
Total liabilities	9,583,719			8,601,051
Shareholders' equity	1,092,822			1,033,097
Total liabilities and shareholders' equity	$10,676,541			$9,634,148

Net interest revenue (FTE)		$83,891			$75,222
Net interest-rate spread (FTE)			3.30%			3.30%

Net interest margin (FTE) (4)			3.45%			3.41%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.
(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $5.38 million in 2017 and pretax unrealized gains of $2.20 million in 2016 are included in other assets for purposes of this presentation.
(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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

Table 3 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended March 31, 2017
	Compared to 2016
	Increase (decrease)
	Due to Changes in
	Volume	Rate	Total
Interest-earning assets:
Loans (FTE)	$9,495	$(798)	$8,697
Taxable securities	542	1,269	1,811
Tax-exempt securities (FTE)	128	57	185
Federal funds sold and other interest-earning assets	(51)	(338)	(389)
Total interest-earning assets (FTE)	10,114	190	10,304

Interest-bearing liabilities:
NOW accounts	19	93	112
Money market accounts	144	174	318
Savings deposits	4	(6)	(2)
Time deposits	3	(5)	(2)
Brokered deposits	51	317	368
Total interest-bearing deposits	221	573	794
Federal funds purchased & other borrowings	(35)	(12)	(47)
Federal Home Loan Bank advances	703	(6)	697
Long-term debt	159	32	191
Total borrowed funds	827	14	841
Total interest-bearing liabilities	1,048	587	1,635

Increase in net interest revenue (FTE)	$9,066	$(397)	$8,669

Provision for Credit Losses

The provision for credit losses is based on management’s evaluation of probable incurred losses in the loan portfolio and corresponding analysis of the allowance for credit losses at quarter-end. Provision for credit losses was $800,000 for the first quarter of 2017, compared to a release of provision of $200,000 in the first quarter of 2016. The amount of provision recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, sufficient to cover incurred losses in the loan portfolio. For the three months ended March 31, 2017, net loan charge-offs as an annualized percentage of average outstanding loans were .10% compared to .14% for the same period in 2016.

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

Fee Revenue

Fee revenue for the three months ended March 31, 2017 was $22.1 million, an increase of $3.47 million, or 19%, compared to the first quarter of 2016. The following table presents the components of fee revenue for the periods indicated.

Table 4 - Fee Revenue
(in thousands)
	Three Months Ended
	March 31,		Change
	2017	2016	Amount	Percent

Overdraft fees	$3,397	$3,393	$4	-
ATM and debit card fees	5,388	4,973	415	8
Other service charges and fees	1,819	1,760	59	3
Service charges and fees	10,604	10,126	478	5
Mortgage loan and related fees	4,424	3,289	1,135	35
Brokerage fees	1,410	1,053	357	34
Gains on sales of government guaranteed loans	1,959	1,237	722	58
Customer derivatives	478	755	(277)	(37)
Securities (losses) gains, net	(2)	379	(381)
Other	3,201	1,767	1,434	81
Total fee revenue	$22,074	$18,606	$3,468	19

Service charges and fees of $10.6 million for the first quarter of 2017 were up $478,000, or 5%, from the first quarter of 2016. ATM and debit card and other service charges and fees increased year over year based on increased deposit accounts driven primarily by the Tidelands acquisition.

Mortgage loan and related fees for the first quarter of 2017 were up $1.14 million, or 35%, from the same period in 2016. The increase reflects United’s focus on growing the mortgage business by recruiting new mortgage lenders in key metropolitan markets and an increase in purchase and refinancing activity. In the first quarter of 2017, United closed 697 loans totaling $151 million compared with 650 loans totaling $147 million in the first quarter of 2016. United had $93.4 million in home purchase mortgage originations in the first quarter, compared with $81.0 million for the same period a year ago. The volume of home purchase mortgages in the first quarter of 2017 was 62% compared with 55% in the first quarter of 2016.

Brokerage fees in the first quarter of 2017 increased 34% compared to the first quarter of 2016, reflecting the addition of several new financial advisors since the first quarter of 2016.

In the first quarter of 2017, United realized $1.96 million in gains from the sales of the guaranteed portion of Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) loans, compared to $1.24 million in the same period of 2016. United’s SBA/USDA lending strategy includes selling a portion of the loan production each quarter. United retains the servicing rights on the sold loans and earns a fee for servicing the loans. In the first quarter of 2017, United sold the guaranteed portion of loans in the amount of $23.4 million, compared to $13.0 million for the same period a year ago. The year over year increase also reflects the maturation of United’s SBA construction portfolio that continues to expand.

Customer derivative fees were down $277,000 from the first quarter of 2016 due to lower demand for this product in the current rate environment.

Other fee revenue was up $1.43 million for the first quarter of 2017 compared to the same period in 2016. The increase reflects volume driven increases in earnings on bank owned life insurance, increases in miscellaneous banking fees, decreases in losses attributable to hedge ineffectiveness, and increases in the value of equity investments held by United.

Operating Expenses

The following table presents the components of operating expenses for the periods indicated.

Table 5 - Operating Expenses
(in thousands)
	Three Months Ended
	March 31,		Change
	2017	2016	Amount	Percent

Salaries and employee benefits	$36,691	$33,062	$3,629	11
Communications and equipment	4,918	4,290	628	15
Occupancy	4,949	4,723	226	5
Advertising and public relations	1,061	864	197	23
Postage, printing and supplies	1,370	1,280	90	7
Professional fees	3,044	2,700	344	13
FDIC assessments and other regulatory charges	1,283	1,524	(241)	(16)
Amortization of intangibles	973	1,010	(37)	(4)
Other	6,483	5,779	704	12
Total excluding merger-related and other charges	60,772	55,232	5,540	10
Merger-related and other charges	2,054	2,653	(599)
Total operating expenses	$62,826	$57,885	$4,941	9

Operating expenses for the first quarter of 2017 totaled $62.8 million, up $4.94 million, or 9%, from the first quarter of 2016. The increase reflects the inclusion of the operating expenses of the Tidelands acquisition.

Salaries and employee benefits for the first quarter of 2017 were $36.7 million, up $3.63 million, or 11%, from the first quarter of 2016. The increase was due to a number of factors including investments in additional staff and new teams to expand specialized lending and other key areas and additional staff resulting from the Tidelands acquisition. Full time equivalent headcount totaled 1,915 at March 31, 2017, up from 1,876 at March 31, 2016, reflecting the addition of Tidelands personnel.

Communications and equipment and occupancy expenses increased primarily due to the Tidelands acquisition. Professional fees for the first quarter of 2017 of $3.04 million were up $344,000, or 13%, from the first quarter of 2016. The increase was due primarily to the cost of building volume and credit models to be used in United’s stress testing submission.

Amortization of intangibles of $973,000 in the first quarter of 2017 decreased relative to the same period in 2016 due to the accelerated method used to amortize core deposit intangibles, which more than offset the additional amortization resulting from the Tidelands acquisition.

In the first quarter of 2017, merger-related and other charges of $2.05 million consisted primarily of severance, branch closure costs and technology equipment write offs. In the first quarter of 2016, merger-related charges of $2.65 million consisted primarily of severance, conversion costs, and legal and professional fees.

Other expense of $6.48 million for the first quarter of 2017 increased $704,000, or 12%, from the first quarter of 2016. The increase was primarily due to writedowns on foreclosed property and higher lending support costs resulting from higher production volume in the specialized lending areas.

Income Taxes

The income tax provision for the three months ended March 31, 2017 and 2016 was $18.5 million and $13.6 million, respectively, which represents an effective tax rate of 44.0% and 37.9%, respectively, for each period. Upon reversal of United’s former full deferred tax valuation allowance in 2013, certain disproportionate tax effects were retained in accumulated other comprehensive income (loss). During the first quarter of 2017, with the maturity and termination of certain dedesignated cash flow hedges, the disproportionate tax effect associated with these hedges was reversed and recorded as a tax expense of $3.40 million, which was the primary reason for the increase in the effective tax rate compared to the first quarter of 2016.

At March 31, 2017 and December 31, 2016, United maintained a valuation allowance on its net deferred tax asset of $3.99 million and $3.88 million, respectively. Management assesses the valuation allowance recorded against its net deferred tax asset at each reporting period. The determination of whether a valuation allowance for its net deferred tax asset is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

United evaluated the need for a valuation allowance at March 31, 2017. Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of its net deferred tax asset will be realized based upon future taxable income. The remaining valuation allowance of $3.99 million is related to specific state income tax credits that have short carryforward periods and are expected to expire unused.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management's conclusion at March 31, 2017 that it was more likely than not that United’s net deferred tax asset of $139 million will be realized is based upon management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts that consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, the valuation allowance may need to be increased for some or all of its net deferred tax asset. Such an increase to the net deferred tax asset valuation allowance could have a material adverse effect on United’s financial condition and results of operations.

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

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of income tax computed by applying the statutory federal income tax rate to income before income taxes, can be found in Note 17 to the consolidated financial statements filed with United’s Annual Report on Form 10-K for the year ended December 31, 2016.

Balance Sheet Review

Total assets at March 31, 2017 and December 31, 2016 were $10.7 billion. Average total assets for the first quarter of 2017 were $10.7 billion, up from $9.63 billion in the first quarter of 2016.

The following table presents a summary of the loan portfolio.

Table 6 - Loans Outstanding
(in thousands)
	March 31,	December 31,
	2017	2016
By Loan Type
Owner occupied commercial real estate	$1,633,450	$1,650,360
Income producing commercial real estate	1,296,700	1,281,541
Commercial & industrial	1,079,837	1,069,715
Commercial construction	666,861	633,921
Total commercial	4,676,848	4,635,537
Residential mortgage	859,796	856,725
Home equity lines of credit	659,041	655,410
Residential construction	196,643	190,043
Consumer installment	112,461	123,567
Indirect auto	460,201	459,354
Total loans	$6,964,990	$6,920,636

As a percentage of total loans:
Owner occupied commercial real estate	23%	24%
Income producing commercial real estate	19	19
Commercial & industrial	15	15
Commercial construction	10	9
Total commercial	67	67
Residential mortgage	12	12
Home equity lines of credit	9	9
Residential construction	3	3
Consumer installment	2	2
Indirect auto	7	7
Total	100%	100%

By Geographic Location
North Georgia	$1,075,934	$1,096,974
Atlanta MSA	1,407,970	1,398,657
North Carolina	540,621	544,792
Coastal Georgia	591,117	581,138
Gainesville MSA	251,710	247,410
East Tennessee	483,573	503,843
South Carolina	1,243,139	1,233,185
Specialized Lending	910,725	855,283
Indirect Auto	460,201	459,354
Total loans	$6,964,990	$6,920,636

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, South Carolina and Tennessee, including customers who have a seasonal residence in United’s market areas, except for specific specialized lending strategies such as SBA and franchise lending. More than 76% of the loans were secured by real estate. Total loans averaged $6.90 billion in the first quarter of 2017, compared with $6.00 billion in the first quarter of 2016, an increase of 15% which includes the acquisition of Tidelands. At March 31, 2017, total loans were $6.96 billion, an increase of $44.4 million from December 31, 2016.

United’s home equity lines generally require the payment of interest only for a set period after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both principal and interest. At March 31, 2017 and December 31, 2016, the funded portion of home equity lines totaled $659 million and $655 million, respectively. Approximately 3% of the home equity lines at March 31, 2017 were amortizing. Of the $659 million in balances outstanding at March 31, 2017, $386 million, or 59%, were secured by first liens. At March 31, 2017, 56% of the total available home equity lines were drawn upon.

United monitors the performance of its home equity loans and lines secured by second liens similar to other consumer loans and utilizes assumptions specific to these loans in determining the necessary allowance. United also receives notification when the first lien holder is in the process of foreclosure and upon that notification, management reviews current valuations to determine if any charge-offs are warranted and whether it is in United’s best interest to pay off the first lien creditor.

Asset Quality and Risk Elements

United manages asset quality and controls credit risk through review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices. United’s credit administration function is responsible for monitoring asset quality and Board of Directors approved portfolio limits, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures among all lending units. Additional information on the credit administration function is included in Item 1 under the heading Loan Review and Nonperforming Assets in United’s Annual Report on Form 10-K for the year ended December 31, 2016.

United classifies commercial performing loans as “substandard” when there is a well-defined weakness or weaknesses that jeopardizes the repayment by the borrower and there is a distinct possibility that United could sustain some loss if the deficiency is not corrected. United classifies consumer performing loans as “substandard” when the loan is in bankruptcy.

The table below presents performing classified loans for the last five quarters.

Table 7 - Performing Classified Loans
(in thousands)
	March 31,	December 31,	September 30,	June 30,	March 31,
	2017	2016	2016	2016	2016
By Category
Owner occupied commercial real estate	$41,536	$42,169	$42,025	$37,489	$37,890
Income producing commercial real estate	24,143	29,379	31,627	34,816	37,594
Commercial & industrial	10,372	8,903	10,047	9,378	9,156
Commercial construction	8,564	8,840	8,788	6,277	5,209
Total commercial	84,615	89,291	92,487	87,960	89,849
Residential mortgage	14,632	15,324	18,303	20,297	20,080
Home equity	5,789	5,060	4,930	5,313	6,010
Residential construction	1,858	2,726	3,628	2,731	2,956
Consumer installment	657	584	662	681	662
Indirect auto	1,288	1,362	1,616	1,534	1,513
Total	$108,839	$114,347	$121,626	$118,516	$121,070

By Market
North Georgia	$38,092	$39,438	$40,231	$38,953	$36,692
Atlanta MSA	14,258	17,954	19,040	20,213	21,075
North Carolina	10,022	11,089	12,179	13,792	13,757
Coastal Georgia	6,957	4,516	5,247	5,999	6,882
Gainesville MSA	698	713	540	427	462
East Tennessee	6,781	7,485	9,383	9,126	9,699
South Carolina	30,612	31,623	33,218	27,086	30,280
Specialized lending	131	167	172	1,386	710
Indirect auto	1,288	1,362	1,616	1,534	1,513
Total loans	$108,839	$114,347	$121,626	$118,516	$121,070

At March 31, 2017, performing classified loans totaled $109 million and decreased $5.51 million from the prior quarter-end, and decreased $12.2 million from a year ago. Performing classified loans reflect a general downward trend, offset by acquisition activity. The increase in performing classified loans in South Carolina in the third quarter of 2016 was attributable to the Tidelands acquisition.

Reviews of classified performing and non-performing loans, past due loans and larger credits are conducted on a regular basis and are designed to identify risk migration and potential charges to the allowance for loan losses. These reviews are presented by the responsible lending officers or respective credit officer and specific action plans are discussed along with the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, changes in risk profile, the effect of prevailing economic conditions on the borrower and other factors specific to the borrower and its industry. In addition to the reviews mentioned above, United also has an internal loan review team which directly reviews the portfolio in conjunction with external loan review to ensure the objectivity of the loan review process.

The following table presents a summary of the changes in the allowance for credit losses for the periods indicated.

Table 8 - Allowance for Credit Losses
(in thousands)
	Three Months Ended March 31,
	2017	2016
Allowance for loan losses at beginning of period	$61,422	$68,448
Charge-offs:
Owner occupied commercial real estate	25	599
Income producing commercial real estate	897	277
Commercial & industrial	216	572
Commercial construction	202	287
Residential mortgage	542	96
Home equity lines of credit	471	723
Residential construction	-	59
Consumer installment	442	307
Indirect auto	420	233
Total loans charged-off	3,215	3,153
Recoveries:
Owner occupied commercial real estate	237	121
Income producing commercial real estate	27	103
Commercial & industrial	368	289
Commercial construction	572	120
Residential mortgage	12	11
Home equity lines of credit	49	91
Residential construction	9	43
Consumer installment	207	206
Indirect auto	55	31
Total recoveries	1,536	1,015
Net charge-offs	1,679	2,138
Provision for loan losses	800	-

Allowance for loan losses at end of period	$60,543	$66,310

Allowance for unfunded commitments at beginning of period	$2,002	$2,542
Provision for losses on unfunded commitments	-	(200)
Allowance for unfunded commitments at end of period	2,002	2,342
Allowance for credit losses	$62,545	$68,652

Total loans:
At period-end	$6,964,990	$6,106,189
Average	6,903,860	6,003,568

Allowance for loan losses as a percentage of period-end loans	.87%	1.09%

As a percentage of average loans (annualized):
Net charge-offs	.10	.14
Provision for loan losses	.05	-

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

The allowance for credit losses, which includes a portion related to unfunded commitments, totaled $62.5 million at March 31, 2017, compared with $63.4 million at December 31, 2016. At March 31, 2017, the allowance for loan losses was $60.5 million, or .87% of loans, compared with $61.4 million, or ..89% of total loans, at December 31, 2016.

Management believes that the allowance for credit losses at March 31, 2017 reflects the probable incurred losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if management’s assessment of loan quality or collateral values change substantially with respect to one or more loan relationships or portfolios. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for credit losses in future periods if, in their opinion, the results of their review warrant such additions. See the “Critical Accounting Policies” section for additional information on the allowance for loan losses.

Nonperforming Assets

The table below summarizes nonperforming assets.

Table 9 - Nonperforming Assets
(in thousands)
	March 31,	December 31,
	2017	2016
Nonperforming loans	$19,812	$21,539
Foreclosed properties (OREO)	5,060	7,949

Total nonperforming assets	$24,872	$29,488

Nonperforming loans as a percentage of total loans	.28%	.31%
Nonperforming assets as a percentage of total loans and OREO	.36	.43
Nonperforming assets as a percentage of total assets	.23	.28

At March 31, 2017, nonperforming loans were $19.8 million compared to $21.5 million at December 31, 2016. Nonperforming assets, which include nonperforming loans and foreclosed real estate, totaled $24.9 million at March 31, 2017 and $29.5 million at December 31, 2016.

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

Purchased credit impaired (“PCI”) loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at March 31, 2017 or December 31, 2016 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

The following table summarizes nonperforming assets by category and market as of the dates indicated.

Table 10 - Nonperforming Assets by Category and Market
(in thousands)

	March 31, 2017			December 31, 2016
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Owner occupied commercial real estate	$6,135	$1,238	$7,373	$7,373	$3,145	$10,518
Income producing commercial real estate	1,540	21	1,561	1,324	36	1,360
Commercial & industrial	929	-	929	966	-	966
Commercial construction	1,069	2,825	3,894	1,538	2,977	4,515
Total commercial	9,673	4,084	13,757	11,201	6,158	17,359
Residential mortgage	6,455	660	7,115	6,368	1,260	7,628
Home equity lines of credit	1,848	261	2,109	1,831	531	2,362
Residential construction	417	55	472	776	-	776
Consumer installment	102	-	102	88	-	88
Indirect auto	1,317	-	1,317	1,275	-	1,275
Total NPAs	$19,812	$5,060	$24,872	$21,539	$7,949	$29,488

BY MARKET
North Georgia	$5,344	$570	$5,914	$5,278	$856	$6,134
Atlanta MSA	715	645	1,360	1,259	716	1,975
North Carolina	4,897	355	5,252	4,750	632	5,382
Coastal Georgia	942	-	942	1,778	-	1,778
Gainesville MSA	728	-	728	279	-	279
East Tennessee	2,112	633	2,745	2,354	675	3,029
South Carolina	1,725	2,857	4,582	2,494	5,070	7,564
Specialized Lending	2,032	-	2,032	2,072	-	2,072
Indirect auto	1,317	-	1,317	1,275	-	1,275
Total NPAs	$19,812	$5,060	$24,872	$21,539	$7,949	$29,488

At March 31, 2017 and December 31, 2016, United had $68.9 million and $73.2 million, respectively, in loans with terms that have been modified in TDRs. Included therein were $4.05 million and $5.35 million, respectively, of TDRs that were classified as nonaccrual and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $64.9 million and $67.8 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At March 31, 2017 and December 31, 2016, there were $81.4 million and $85.7 million, respectively, of loans classified as impaired under the definition outlined in the Accounting Standards Codification, including TDRs which are by definition considered impaired. Included in impaired loans at March 31, 2017 and December 31, 2016 was $25.1 million and $28.3 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value. The balance of impaired loans at March 31, 2017 and December 31, 2016 of $56.3 million and $57.4 million, respectively, had specific reserves that totaled $3.69 million and $3.45 million, respectively. The average recorded investment in impaired loans for the first quarters of 2017 and 2016 was $81.9 million and $86.9 million, respectively. For the three months ended March 31, 2017, United recognized $957,000 in interest revenue on impaired loans compared to $1.06 million for the same period of the prior year.

The table below summarizes activity in nonperforming assets for the periods indicated.

Table 11 - Activity in Nonperforming Assets
(in thousands)

	First Quarter 2017			First Quarter 2016
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$21,539	$7,949	$29,488	$22,653	$4,883	$27,536
Loans placed on non-accrual	3,172	-	3,172	4,771	-	4,771
Payments received	(3,046)	-	(3,046)	(1,812)	-	(1,812)
Loan charge-offs	(1,292)	-	(1,292)	(1,679)	-	(1,679)
Foreclosures	(561)	561	-	(1,514)	1,590	76
Property sales	-	(3,077)	(3,077)	-	(1,524)	(1,524)
Write downs	-	(480)	(480)	-	(7)	(7)
Net gains on sales	-	107	107	-	221	221
Ending Balance	$19,812	$5,060	$24,872	$22,419	$5,163	$27,582

Foreclosed property is initially recorded at fair value, less estimated costs to sell. If the fair value, less estimated costs to sell at the time of foreclosure is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the lesser of fair value, less estimated costs to sell or the listed selling price, less the costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property expense. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of foreclosed property are accounted for in accordance with ASC 360-20, Real Estate Sales. For the first quarter of 2017, United transferred $561,000 of loans into foreclosed property through foreclosures. During the same period, proceeds from sales of foreclosed property were $3.08 million.

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

At March 31, 2017 and December 31, 2016, United had securities held-to-maturity with a carrying amount of $330 million, and securities available-for-sale totaling $2.44 billion and $2.43 billion, respectively. At March 31, 2017 and December 31, 2016, the securities portfolio represented approximately 26% of total assets.

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

Management evaluates its securities portfolio each quarter to determine if any security is considered to be other than temporarily impaired. In making this evaluation, management considers its ability and intent to hold securities to recover current market losses. Losses on United’s fixed income securities at March 31, 2017 primarily reflect the effect of changes in interest rates. United did not recognize any other than temporary impairment losses on its investment securities during the first quarter of 2017 or 2016.

At March 31, 2017 and December 31, 2016, 22% of the securities portfolio was invested in floating-rate securities or fixed-rate securities that were swapped to floating rates in order to manage exposure to rising interest rates.

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

Deposits

Total customer deposits, excluding brokered deposits, as of March 31, 2017 were $8.39 billion, compared to $8.31 billion at December 31, 2016. Total core transaction deposits (demand, NOW, money market and savings deposits, excluding public funds deposits) of $6.10 billion at March 31, 2017 increased $189 million since December 31, 2016. United’s high level of service, as evidenced by its strong customer satisfaction scores, has been instrumental in attracting and retaining core transaction deposit accounts.

Total time deposits, excluding brokered deposits, as of March 31, 2017 were $1.26 billion, down $25.9 million from December 31, 2016. United continues to offer low rates on certificates of deposit, allowing organic balances to decline and shift to lower cost transaction account deposits.

Brokered deposits totaled $364 million as of March 31, 2017, an increase of $36.6 million from December 31, 2016 due to an increase in the balance of lower-cost brokered money market deposits and brokered time deposits which are generally swapped to LIBOR.

Borrowing Activities

The Bank is a shareholder in the Federal Home Loan Bank of Atlanta (“FHLB”). Through this affiliation, FHLB secured advances totaled $569 million and $709 million, respectively, as of March 31, 2017 and December 31, 2016. United anticipates continued use of this short and long-term source of funds. Additional information regarding FHLB advances is provided in Note 13 to the consolidated financial statements included in United’s Annual Report on Form 10-K for the year ended December 31, 2016.

Contractual Obligations

There have not been any material changes to United’s contractual obligations since December 31, 2016.

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

The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, letters of credit and financial guarantees is represented by the contractual amount of these instruments. United uses the same credit underwriting procedures for making commitments, letters of credit and financial guarantees, as it uses for underwriting on-balance sheet instruments. Management evaluates each customer’s creditworthiness on a case-by-case basis and the amount of the collateral, if deemed necessary, is based on the credit evaluation. Collateral held varies, but may include unimproved and improved real estate, certificates of deposit, personal property or other acceptable collateral.

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

United’s net interest revenue, and the fair value of its financial instruments, are influenced by changes in the level of interest rates. United limits its exposure to fluctuations in interest rates through policies developed by the Asset/Liability Management Committee (“ALCO”) and approved by the Board of Directors. ALCO meets periodically and has responsibility for formulating and recommending asset/liability management policies to the Board of Directors, formulating and implementing strategies to improve balance sheet positioning and/or earnings, and reviewing interest rate sensitivity.

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

United’s policy is based on the 12-month impact on net interest revenue of interest rate shocks and ramps that increase from 100 to 400 basis points or decrease 100 basis points from the base scenario. In the shock scenarios, rates immediately change the full amount at the scenario onset. In the ramp scenarios, rates change by 25 basis points per month. United’s policy limits the projected change in net interest revenue over the first 12 months to a 5% decrease for each 100 basis point change in the increasing and decreasing rate ramp and shock scenarios. Historically low rates on March 31, 2016 made use of the down scenarios irrelevant. The following table presents United’s interest sensitivity position at the dates indicated.

Table 12 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at March 31,
	2017		2016
Change in Rates	Shock	Ramp	Shock	Ramp
100 basis point increase	0.2%	(0.3)%	0.4%	(0.2)%
100 basis point decrease	(8.5)	(7.0)	n/a	n/a

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

In order to manage interest rate sensitivity, management uses derivative financial instruments. Derivative financial instruments can be a cost-effective and capital-effective means of modifying the re-pricing characteristics of on-balance sheet assets and liabilities. These contracts generally consist of interest rate swaps under which United pays a variable rate (or fixed rate, as the case may be) and receives a fixed rate (or variable rate, as the case may be). In addition to derivative instruments, management uses a variety of balance sheet instruments to manage interest rate risk such as investment securities, wholesale funding, and bank-issued deposits.

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

From time to time, United will terminate hedging positions when conditions change and the position is no longer necessary to manage overall sensitivity to changes in interest rates. In those situations where the terminated contract was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the contract, the resulting gain or loss is amortized over the remaining life of the original contract. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization. United expects that $625,000 will be reclassified as an increase to interest expense from other comprehensive income over the next twelve months related to these terminated cash flow hedges.

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

The Bank’s main source of liquidity is customer interest-bearing and noninterest-bearing deposit accounts. Liquidity is also available from wholesale funding sources consisting primarily of Federal funds purchased, FHLB advances, brokered deposits and securities sold under agreements to repurchase. These sources of liquidity are generally short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs.

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

At March 31, 2017, United had cash and cash equivalent balances of $231 million and had sufficient qualifying collateral to increase FHLB advances by $828 million and Federal Reserve discount window borrowing capacity of $1.22 billion. United also has the ability to raise substantial funds through brokered deposits. In addition to these wholesale sources, United has the ability to attract retail deposits by competing more aggressively on pricing.

As disclosed in the consolidated statement of cash flows, net cash provided by operating activities was $62.6 million for the three months ended March 31, 2017. Net income of $23.5 million for the three month period included deferred income tax expense of $19.1 million, and non-cash expenses for the following: depreciation, amortization and accretion of $6.39 million and stock-based compensation expense of $1.32 million. Other sources of cash from operating activities included a decrease in other assets and accrued interest receivable of $4.78 million and a decrease in mortgage loans held for sale of $13.4 million. These sources of cash from operating activities were offset by a decrease in accrued expenses and other liabilities of $5.12 million. Net cash used in investing activities of $12.4 million consisted primarily of a $15.9 million net increase in loans, purchases of investment securities available-for-sale totaling $148 million and purchases of investment securities held-to-maturity of $13.4 million. These uses of cash were partially offset by $13.4 million in proceeds from maturities and calls of investment securities held-to-maturity, $24.2 million in proceeds from the sale of investment securities available-for-sale and $137 million in proceeds from maturities and calls of investment securities available-for-sale. Net cash used in financing activities of $36.6 million consisted primarily of a net decrease in FHLB advances of $140 million and $5.76 million in dividends to common shareholders, partially offset by a net increase in deposits of $115 million. In the opinion of management, United’s liquidity position at March 31, 2017, was sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

Shareholders’ equity at March 31, 2017 was $1.10 billion, an increase of $25.8 million from December 31, 2016 due to year-to-date earnings less dividends declared, an increase in the value of available-for-sale securities and the release of the disproportionate tax effect related to terminated cash flow hedges. Accumulated other comprehensive loss, which includes unrealized gains and losses on securities available-for-sale, the unrealized gains and losses on derivatives qualifying as cash flow hedges and unamortized prior service cost and actuarial gains and losses on United’s modified retirement plan, is excluded in the calculation of regulatory capital adequacy ratios.

The following table shows United’s capital ratios, as calculated under applicable regulatory guidelines, at March 31, 2017 and December 31, 2016. As of March 31, 2017, capital levels remained characterized as “well-capitalized” under the Basel III Capital Rules in effect at the time.

Table 13 - Capital Ratios
(dollars in thousands)

	Basel III Guidelines		United Community Banks, Inc. (Consolidated)		United Community Bank
		Well	March 31,	December 31,	March 31,	December 31,
	Minimum	Capitalized	2017	2016	2017	2016

Risk-based ratios:
Common equity tier 1 capital	4.5%	6.5%	11.44%	11.23%	12.30%	12.66%
Tier I capital	6.0	8.0	11.46	11.23	12.30	12.66
Total capital	8.0	10.0	12.25	12.04	13.10	13.48
Leverage ratio	4.0	5.0	8.63	8.54	9.26	9.63

Common equity tier 1 capital			$899,415	$874,452	$965,389	$984,529
Tier I capital			901,109	874,452	965,389	984,529
Total capital			963,654	937,876	1,027,934	1,047,953

Risk-weighted assets			7,864,093	7,789,089	7,848,467	7,775,352
Average total assets			10,437,698	10,236,868	10,422,612	10,221,318

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2017 and 2016.

Table 14 - Stock Price Information

	2017				2016
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume

First quarter	$30.47	$25.29	$27.69	459,018	$19.27	$15.74	$18.47	440,759
Second quarter					20.60	17.07	18.29	771,334
Third quarter					21.13	17.42	21.02	379,492
Fourth quarter					30.22	20.26	29.62	532,944

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

There have been no material changes in United’s market risk as of March 31, 2017 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2016. The interest rate sensitivity position at March 31, 2017 is included in management’s discussion and analysis on page 55 of this report.

Item 4.	Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of United’s disclosure controls and procedures as of March 31, 2017. Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There have been no material changes from the risk factors previously disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 22, 2016, United announced that its Board of Directors had authorized a program to repurchase up to $50 million of United’s outstanding common stock through December 31, 2017. Under the program, the shares may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program depends on a number of factors, including the market price of United’s common stock, general market and economic conditions, and applicable legal requirements. As of March 31, 2017, the remaining authorization was $36.3 million.

The following table contains information for shares repurchased during the first quarter of 2017.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2017 - January 31, 2017	-	$-	-	$36,342
February 1, 2017 - February 28, 2017	-	-	-	36,342
March 1, 2017 - March 31, 2017	-	-	-	36,342
Total	-	$-	-	$36,342

Item 3.	Defaults upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Item 6.	Exhibits

Exhibit No.	Description

10.1	Form of Change in Control Severance Agreement for Senior Management.

31.1	Certification by Jimmy C. Tallent, Chairman and Chief Executive Officer of United Community Banks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Jefferson L. Harralson, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANKS, INC.

/s/ Jimmy C. Tallent
Jimmy C. Tallent
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Jefferson L. Harralson
Jefferson L. Harralson
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Alan H. Kumler
Alan H. Kumler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: May 5, 2017

