Form 10-Q
period 2017-06-30
UNITED COMMUNITY BANKS INC
filed 2017-08-04
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

YES ☐   NO ☒

Common stock, par value $1 per share 70,982,727 shares outstanding as of July 31, 2017.

Part I – Financial Information

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income (Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2017	2016	2017	2016

Interest revenue:
Loans, including fees	$74,825	$63,472	$147,552	$127,448
Investment securities, including tax exempt of $357, $149, $636, and $315	17,778	16,833	35,490	32,621
Deposits in banks and short-term investments	563	777	1,082	1,734
Total interest revenue	93,166	81,082	184,124	161,803

Interest expense:
Deposits:
NOW	635	444	1,232	929
Money market	1,559	1,206	2,985	2,314
Savings	28	30	55	59
Time	1,379	743	2,387	1,385
Total deposit interest expense	3,601	2,423	6,659	4,687
Short-term borrowings	101	93	141	180
Federal Home Loan Bank advances	1,464	983	2,894	1,716
Long-term debt	2,852	2,665	5,728	5,350
Total interest expense	8,018	6,164	15,422	11,933
Net interest revenue	85,148	74,918	168,702	149,870
(Release of) provision for credit losses	800	(300)	1,600	(500)
Net interest revenue after provision for credit losses	84,348	75,218	167,102	150,370

Fee revenue:
Service charges and fees	10,701	10,515	21,305	20,641
Mortgage loan and other related fees	4,811	4,448	9,235	7,737
Brokerage fees	1,146	1,117	2,556	2,170
Gains from sales of SBA/USDA loans	2,626	2,801	4,585	4,038
Securities gains, net	4	282	2	661
Other	4,397	4,334	8,076	6,856
Total fee revenue	23,685	23,497	45,759	42,103
Total revenue	108,033	98,715	212,861	192,473

Operating expenses:
Salaries and employee benefits	37,338	33,572	74,029	66,634
Communications and equipment	4,978	4,393	9,896	8,683
Occupancy	4,908	4,538	9,857	9,261
Advertising and public relations	1,260	1,323	2,321	2,187
Postage, printing and supplies	1,346	1,298	2,716	2,578
Professional fees	2,371	3,189	5,415	5,889
FDIC assessments and other regulatory charges	1,348	1,517	2,631	3,041
Amortization of intangibles	900	987	1,873	1,997
Merger-related and other charges	1,830	1,176	3,884	3,829
Other	6,950	6,067	13,433	11,846
Total operating expenses	63,229	58,060	126,055	115,945
Net income before income taxes	44,804	40,655	86,806	76,528
Income tax expense	16,537	15,389	35,015	28,967
Net income	28,267	25,266	51,791	47,561
Preferred stock dividends and discount accretion	-	-	-	21
Net income available to common shareholders	$28,267	$25,266	$51,791	$47,540

Earnings per common share:
Basic	$.39	$.35	$.72	$.66
Diluted	.39	.35	.72	.66
Weighted average common shares outstanding:
Basic	71,810	72,202	71,798	72,187
Diluted	71,820	72,207	71,809	72,191

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Comprehensive Income (Unaudited)
(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
2017	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Net income	$44,804	$(16,537)	$28,267	$86,806	$(35,015)	$51,791
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	11,120	(4,217)	6,903	17,628	(6,681)	10,947
Reclassification adjustment for gains included in net income	(4)	-	(4)	(2)	(1)	(3)
Net unrealized gains	11,116	(4,217)	6,899	17,626	(6,682)	10,944
Amortization of losses included in net income on available-for-sale securities transferred to held-to- maturity	261	(98)	163	571	(214)	357
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	177	(69)	108	590	(230)	360
Reclassification of disproportionate tax effect related to terminated cash flow hedges	-	-	-	-	3,400	3,400
Net cash flow hedge activity	177	(69)	108	590	3,170	3,760
Net actuarial gain (loss) on defined benefit pension plan	82	(32)	50	(718)	280	(438)
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	200	(78)	122	400	(157)	243
Net defined benefit pension plan activity	282	(110)	172	(318)	123	(195)

Total other comprehensive income	11,836	(4,494)	7,342	18,469	(3,603)	14,866

Comprehensive income	$56,640	$(21,031)	$35,609	$105,275	$(38,618)	$66,657

2016
Net income	$40,655	$(15,389)	$25,266	$76,528	$(28,967)	$47,561
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	21,366	(8,105)	13,261	33,063	(12,561)	20,502
Reclassification adjustment for gains included in net income	(282)	106	(176)	(661)	247	(414)
Net unrealized gains	21,084	(7,999)	13,085	32,402	(12,314)	20,088
Amortization of losses included in net income on available-for-sale securities transferred to held-to- maturity	473	(178)	295	938	(359)	579
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	460	(179)	281	960	(374)	586
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	167	(65)	102	334	(130)	204

Total other comprehensive income	22,184	(8,421)	13,763	34,634	(13,177)	21,457

Comprehensive income	$62,839	$(23,810)	$39,029	$111,162	$(42,144)	$69,018

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet (Unaudited)
	June 30,	December 31,
(in thousands, except share and per share data)	2017	2016

ASSETS
Cash and due from banks	$103,616	$99,489
Interest-bearing deposits in banks	129,570	117,859
Cash and cash equivalents	233,186	217,348
Securities available for sale	2,474,592	2,432,438
Securities held to maturity (fair value $316,583 and $333,170)	312,002	329,843
Mortgage loans held for sale (includes $24,109 and $27,891 at fair value)	25,711	29,878
Loans, net of unearned income	7,040,932	6,920,636
Less allowance for loan losses	(59,500)	(61,422)
Loans, net	6,981,432	6,859,214
Premises and equipment, net	189,614	189,938
Bank owned life insurance	155,026	143,543
Accrued interest receivable	26,938	28,018
Net deferred tax asset	119,594	154,336
Derivative financial instruments	21,640	23,688
Goodwill and other intangible assets	154,350	156,222
Other assets	143,325	144,189
Total assets	$10,837,410	$10,708,655
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$2,818,668	$2,637,004
NOW	1,874,850	1,989,763
Money market	1,808,736	1,846,440
Savings	581,706	549,713
Time	1,273,112	1,287,142
Brokered	378,663	327,496
Total deposits	8,735,735	8,637,558
Short-term borrowings	-	5,000
Federal Home Loan Bank advances	669,065	709,209
Long-term debt	175,363	175,078
Derivative financial instruments	24,260	27,648
Accrued expenses and other liabilities	100,346	78,427
Total liabilities	9,704,769	9,632,920
Shareholders' equity:
Common stock, $1 par value; 150,000,000 shares authorized; 70,980,916 and 70,899,114 shares issued and outstanding	70,981	70,899
Common stock issuable; 550,449 and 519,874 shares	8,062	7,327
Capital surplus	1,277,822	1,275,849
Accumulated deficit	(212,607)	(251,857)
Accumulated other comprehensive loss	(11,617)	(26,483)
Total shareholders' equity	1,132,641	1,075,735
Total liabilities and shareholders' equity	$10,837,410	$10,708,655

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
For the Six Months Ended June 30,
	Preferred						Accumulated
	Stock		Non-Voting	Common			Other
(in thousands, except	Series	Common	Common	Stock	Capital	Accumulated	Comprehensive
share and per share data)	H	Stock	Stock	Issuable	Surplus	Deficit	Income (Loss)	Total

Balance, December 31, 2015	$9,992	$66,198	$5,286	$6,779	$1,286,361	$(330,879)	$(25,452)	$1,018,285
Net income						47,561		47,561
Other comprehensive income							21,457	21,457
Redemption of Series H preferred stock (9,992 shares)	(9,992)							(9,992)
Common stock issued to dividend reinvestment plan and employee benefit plans (10,360 shares)		10			164			174
Conversion of non-voting common stock to voting (4,026,724 shares)		4,027	(4,027)					-
Amortization of stock option and restricted stock awards					1,826			1,826
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (41,909 shares issued, 65,011 shares deferred)		42		941	(1,585)			(602)
Purchases of common stock (460,000 shares)		(460)			(7,741)			(8,201)
Deferred compensation plan, net, including dividend equivalents				204				204
Shares issued from deferred compensation plan (45,538 shares)		46		(1,273)	1,227			-
Common stock dividends ($.14 per share)						(10,085)		(10,085)
Tax on restricted stock vesting					(869)			(869)
Preferred stock dividends: Series H						(21)		(21)
Balance, June 30, 2016	$-	$69,863	$1,259	$6,651	$1,279,383	$(293,424)	$(3,995)	$1,059,737

Balance, December 31, 2016	$-	$70,899	$-	$7,327	$1,275,849	$(251,857)	$(26,483)	$1,075,735
Net income						51,791		51,791
Other comprehensive income							14,866	14,866
Common stock issued to dividend reinvestment plan and to employee benefit plans (8,569 shares)		9			207			216
Amortization of stock option and restricted stock awards					3,149			3,149
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (40,954 shares issued, 58,784 shares deferred)		41		887	(1,612)			(684)
Deferred compensation plan, net, including dividend equivalents				216				216
Shares issued from deferred compensation plan (32,279 shares)		32		(368)	229			(107)
Common stock dividends ($.18 per share)						(12,978)		(12,978)
Cumulative effect of change in accounting principle						437		437
Balance, June 30, 2017	$-	$70,981	$-	$8,062	$1,277,822	$(212,607)	$(11,617)	$1,132,641

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows (Unaudited)
	Six Months Ended
	June 30,
(in thousands)	2017	2016
Operating activities:
Net income	$51,791	$47,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	12,932	14,378
(Release of) provision for credit losses	1,600	(500)
Stock based compensation	3,149	1,826
Deferred income tax expense	35,685	29,423
Securities gains, net	(2)	(661)
Gains from sales of SBA/USDA loans	(4,585)	(4,038)
Net losses (gains) and write downs on sales of other real estate owned	471	(328)
Changes in assets and liabilities:
Other assets and accrued interest receivable	(425)	(54,559)
Accrued expenses and other liabilities	(7,191)	3,679
Mortgage loans held for sale	4,167	(5,921)
Net cash provided by operating activities	97,592	30,860

Investing activities:
Investment securities held to maturity:
Proceeds from maturities and calls of securities held to maturity	31,369	30,374
Purchases of securities held to maturity	(13,433)	(1,000)
Investment securities available for sale:
Proceeds from sales of securities available for sale	94,650	88,297
Proceeds from maturities and calls of securities available for sale	309,054	199,086
Purchases of securities available for sale	(412,407)	(308,799)
Net increase in loans	(115,952)	(313,917)
Purchase of bank owned life insurance	(10,000)	-
Proceeds from sales of premises and equipment	5	987
Purchases of premises and equipment	(11,687)	(9,913)
Proceeds from sale of other real estate	5,781	2,817
Net cash used in investing activities	(122,620)	(312,068)

Financing activities:
Net change in deposits	98,694	(15,566)
Net change in short-term borrowings	(5,000)	(16,640)
Proceeds from FHLB advances	2,710,000	4,720,000
Repayments of FHLB advances	(2,750,000)	(4,415,000)
Cash paid for shares withheld to cover payroll taxes upon vesting of restricted stock	(791)	(602)
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	216	174
Retirement of preferred stock	-	(9,992)
Purchase of common stock	-	(3,756)
Cash dividends on common stock	(12,253)	(10,085)
Cash dividends on preferred stock	-	(46)
Net cash provided by financing activities	40,866	248,487

Net change in cash and cash equivalents	15,838	(32,721)

Cash and cash equivalents at beginning of period	217,348	240,363

Cash and cash equivalents at end of period	$233,186	$207,642

Supplemental disclosures of cash flow information:
Interest paid	$15,346	$13,161
Income taxes paid	4,651	2,637
Significant non-cash investing and financing transactions:
Unsettled securities purchases	20,269	-
Unsettled government guaranteed loan sales	26,107	22,614
Unsettled government guaranteed loan purchases	-	5,010
Unsettled purchases of common stock	-	4,445
Transfers of loans to foreclosed properties	1,042	4,312

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

Effective January 1, 2017, management elected to begin measuring residential mortgage servicing rights at fair value. The cumulative effect adjustment of this election to retained earnings, net of income tax effect, was $437,000.

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

Certain 2016 amounts have been reclassified to conform to the 2017 presentation. As discussed in the Form 10-K for the year ended December 31, 2016, certain loan balances previously shown as retail loans were reclassified to several commercial categories to better align the reporting with the business purpose or underlying credit risk of the loans, rather than the collateral type. The reclassifications moved residential mortgages and home equity lines from the residential mortgage and home equity lines of credit categories to the owner-occupied and income-producing commercial real estate categories. Although these loans were secured by one-to-four family residential properties, their purpose was commercial since they included residential home rental property and business purpose loans secured by the borrower’s primary residence. In addition, residential construction loans were reclassified to the commercial construction category. These reclassified loans are to builders and developers of residential properties. Reclassifying these balances better aligned the loan categories with the management of credit risk. For the three and six months ended June 30, 2016, historic charge-offs and recoveries on these same loans have been reclassified, as well as the corresponding allowance for loan loss balances, average impaired loan balances, and new troubled debt restructurings.

Note 2 –Accounting Standards Updates and Recently Adopted Standards

Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers.  This ASU provides guidance on the recognition of revenue from contracts with customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and will be applied retrospectively either to each prior reporting period or with a cumulative effect recognized at the date of initial application. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, United does not expect the new revenue recognition guidance to have a material impact on the consolidated financial statements. United continues to evaluate the changes in disclosures required by the new guidance.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. Application of this update will primarily be on a modified retrospective approach, although the guidance for debt securities for which an other-than-temporary impairment has been recognized before the effective date and for loans previously covered by ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality will be applied on a prospective basis. For public entities, this update is effective for fiscal years beginning after December 15, 2019. Upon adoption, United expects that the allowance for credit losses will be higher given the change to estimated losses for the estimated life of the financial asset, however management is still in the process of determining the magnitude of the increase. Management has begun developing a project plan to ensure it is prepared for implementation by the effective date.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting. This update clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Specifically, modification accounting should be applied unless the fair value of the modified award is the same as the original award immediately before modification, the vesting conditions of the modified award are the same as the original award immediately before modification, and the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before modification. For public entities, this update is effective for fiscal years beginning after December 15, 2017, with prospective application. The adoption of this update is not expected to have a material impact on the consolidated financial statements.

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

	Gross Amounts of	Gross Amounts		Gross Amounts not Offset in the Balance Sheet
June 30, 2017	Recognized Assets	Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$200,000	$(200,000)	$-	$-	$-	$-
Derivatives	21,640	-	21,640	(2,331)	(2,102)	17,207
Total	$221,640	$(200,000)	$21,640	$(2,331)	$(2,102)	$17,207

Weighted average interest rate of reverse repurchase agreements	1.79%

	Gross Amounts of	Gross Amounts		Gross Amounts not Offset in the Balance Sheet
	Recognized Liabilities	Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$200,000	$(200,000)	$-	$-	$-	$-
Derivatives	24,260	-	24,260	(2,331)	(19,099)	2,830
Total	$224,260	$(200,000)	$24,260	$(2,331)	$(19,099)	$2,830

Weighted average interest rate of repurchase agreements	.95%

	Gross Amounts of	Gross Amounts		Gross Amounts not Offset in the Balance Sheet
December 31, 2016	Recognized Liabilities	Offset on the Balance Sheet	Net Asset Balance	Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$150,000	$(150,000)	$-	$-	$-	$-
Derivatives	23,688	-	23,688	(3,485)	(3,366)	16,837
Total	$173,688	$(150,000)	$23,688	$(3,485)	$(3,366)	$16,837

Weighted average interest rate of reverse repurchase agreements	1.78%

	Gross Amounts of	Gross Amounts		Gross Amounts not Offset in the Balance Sheet
	Recognized Liabilities	Offset on the Balance Sheet	Net Liability Balance	Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$150,000	$(150,000)	$-	$-	$-	$-
Derivatives	27,648	-	27,648	(3,485)	(18,505)	5,658
Total	$177,648	$(150,000)	$27,648	$(3,485)	$(18,505)	$5,658

Weighted average interest rate of repurchase agreements	.88%

At June 30, 2017, United recognized the right to reclaim cash collateral of $19.1 million and the obligation to return cash collateral of $2.10 million. At December 31, 2016, United recognized the right to reclaim cash collateral of $18.5 million and the obligation to return cash collateral of $3.37 million. The right to reclaim cash collateral and the obligation to return cash collateral were included in the consolidated balance sheet in other assets and other liabilities, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents additional detail regarding repurchase agreements accounted for as secured borrowings and the securities underlying these agreements as of the dates indicated (in thousands).

	Remaining Contractual Maturity of the Agreements
	Overnight and
As of June 30, 2017	Continuous	Up to 30 Days	30 to 90 Days	91 to 110 days	Total

Mortgage-backed securities	$-	$-	$100,000	$100,000	$200,000

Total	$-	$-	$100,000	$100,000	$200,000

Gross amount of recognized liabilities for repurchase agreements in offsetting disclosure					$200,000
Amounts related to agreements not included in offsetting disclosure					$-

	Remaining Contractual Maturity of the Agreements
	Overnight and
As of December 31, 2016	Continuous	Up to 30 Days	30 to 90 Days	91 to 110 days	Total

Mortgage-backed securities	$-	$-	$50,000	$100,000	$150,000

Total	$-	$-	$50,000	$100,000	$150,000

Gross amount of recognized liabilities for repurchase agreements in offsetting disclosure					$150,000
Amounts related to agreements not included in offsetting disclosure					$-

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of June 30, 2017	Cost	Gains	Losses	Value

State and political subdivisions	$52,938	$2,259	$-	$55,197
Mortgage-backed securities (1)	259,064	4,003	1,681	261,386

Total	$312,002	$6,262	$1,681	$316,583

As of December 31, 2016

State and political subdivisions	$57,134	$2,197	$249	$59,082
Mortgage-backed securities (1)	272,709	4,035	2,656	274,088

Total	$329,843	$6,232	$2,905	$333,170

(1) All are residential type mortgage-backed securities or U.S. government agency commercial mortgage backed securities.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The cost basis, unrealized gains and losses, and fair value of securities available-for-sale as of the dates indicated are presented below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of June 30, 2017	Cost	Gains	Losses	Value

U.S. Treasuries	$170,294	$633	$8	$170,919
U.S. Government agencies	37,191	449	21	37,619
State and political subdivisions	112,161	1,022	48	113,135
Mortgage-backed securities (1)	1,502,050	12,199	9,063	1,505,186
Corporate bonds	305,983	2,845	350	308,478
Asset-backed securities	335,631	2,679	237	338,073
Other	1,182	-	-	1,182

Total	$2,464,492	$19,827	$9,727	$2,474,592

As of December 31, 2016

U.S. Treasuries	$170,360	$20	$764	$169,616
U.S. Government agencies	21,053	6	239	20,820
State and political subdivisions	74,555	176	554	74,177
Mortgage-backed securities (1)	1,397,435	8,924	14,677	1,391,682
Corporate bonds	306,824	591	2,023	305,392
Asset-backed securities	468,742	2,798	1,971	469,569
Other	1,182	-	-	1,182

Total	$2,440,151	$12,515	$20,228	$2,432,438

(1) All are residential type mortgage-backed securities or U.S. government agency commercial mortgage backed securities.

Securities with a carrying value of $1.30 billion and $1.45 billion were pledged to secure public deposits, derivatives and other secured borrowings at June 30, 2017 and December 31, 2016, respectively.

The following table summarizes held-to-maturity securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
As of June 30, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Mortgage-backed securities	$96,520	$1,681	$-	$-	$96,520	$1,681
Total unrealized loss position	$96,520	$1,681	$-	$-	$96,520	$1,681

As of December 31, 2016

State and political subdivisions	$18,359	$249	$-	$-	$18,359	$249
Mortgage-backed securities	118,164	2,656	-	-	118,164	2,656
Total unrealized loss position	$136,523	$2,905	$-	$-	$136,523	$2,905

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes available-for-sale securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
As of June 30, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasuries	$40,521	$8	$-	$-	$40,521	$8
U.S. Government agencies	1,800	21	-	-	1,800	21
State and political subdivisions	7,529	48	-	-	7,529	48
Mortgage-backed securities	510,944	8,527	24,183	536	535,127	9,063
Corporate bonds	31,089	160	810	190	31,899	350
Asset-backed securities	54,517	127	11,511	110	66,028	237
Total unrealized loss position	$646,400	$8,891	$36,504	$836	$682,904	$9,727

As of December 31, 2016

U.S. Treasuries	$145,229	$764	$-	$-	$145,229	$764
U.S. Government agencies	19,685	239	-	-	19,685	239
State and political subdivisions	61,782	554	-	-	61,782	554
Mortgage-backed securities	810,686	13,952	26,279	725	836,965	14,677
Corporate bonds	228,504	1,597	15,574	426	244,078	2,023
Asset-backed securities	54,477	540	115,338	1,431	169,815	1,971
Total unrealized loss position	$1,320,363	$17,646	$157,191	$2,582	$1,477,554	$20,228

At June 30, 2017, there were 94 available-for-sale securities and 35 held-to-maturity securities that were in an unrealized loss position. United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at June 30, 2017 were primarily attributable to changes in interest rates and spread relationships.

Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. No impairment charges were recognized during the three or six months ended June 30, 2017 or 2016.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes available-for-sale securities sales activity for the three and six months ended June 30, 2017 and 2016 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Proceeds from sales	$70,453	$26,992	$94,650	$88,297

Gross gains on sales	$227	$285	$325	$958
Gross losses on sales	(223)	(3)	(323)	(297)

Net gains on sales of securities	$4	$282	$2	$661

Income tax expense attributable to sales	$-	$106	$(1)	$247

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amortized cost and fair value of held-to-maturity and available-for-sale securities at June 30, 2017, by contractual maturity, are presented in the following table (in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

US Treasuries:
1 to 5 years	$140,387	$140,972	$-	$-
5 to 10 years	29,907	29,947	-	-
	170,294	170,919	-	-

US Government agencies:
Within 1 year	11,697	11,697	-	-
1 to 5 years	2,109	2,124	-	-
5 to 10 years	17,878	18,050	-	-
More than 10 years	5,507	5,748	-	-
	37,191	37,619	-	-

State and political subdivisions:
Within 1 year	500	512	4,249	4,290
1 to 5 years	30,293	30,353	14,231	14,790
5 to 10 years	24,489	24,612	17,744	19,320
More than 10 years	56,879	57,658	16,714	16,797
	112,161	113,135	52,938	55,197

Corporate bonds:
1 to 5 years	258,544	261,026	-	-
5 to 10 years	46,439	46,642	-	-
More than 10 years	1,000	810	-	-
	305,983	308,478	-	-

Asset-backed securities:
1 to 5 years	9,085	9,286	-	-
5 to 10 years	182,229	183,531	-	-
More than 10 years	144,317	145,256	-	-
	335,631	338,073	-	-

Other:
More than 10 years	1,182	1,182	-	-
	1,182	1,182	-	-

Total securities other than mortgage-backed securities:
Within 1 year	12,197	12,209	4,249	4,290
1 to 5 years	440,418	443,761	14,231	14,790
5 to 10 years	300,942	302,782	17,744	19,320
More than 10 years	208,885	210,654	16,714	16,797

Mortgage-backed securities	1,502,050	1,505,186	259,064	261,386

	$2,464,492	$2,474,592	$312,002	$316,583

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 – Loans and Allowance for Credit Losses

Major classifications of loans are summarized as of the dates indicated as follows (in thousands).

	June 30,	December 31,
	2017	2016

Owner occupied commercial real estate	$1,722,883	$1,650,360
Income producing commercial real estate	1,342,149	1,281,541
Commercial & industrial	1,088,375	1,069,715
Commercial construction	586,405	633,921
Total commercial	4,739,812	4,635,537
Residential mortgage	880,418	856,725
Home equity lines of credit	665,252	655,410
Residential construction	193,117	190,043
Consumer installment	113,324	123,567
Indirect auto	449,009	459,354

Total loans	7,040,932	6,920,636

Less allowance for loan losses	(59,500)	(61,422)

Loans, net	$6,981,432	$6,859,214

At June 30, 2017 and December 31, 2016, loans totaling $3.62 billion and $3.33 billion, respectively, were pledged as collateral to secure Federal Home Loan Bank advances and other contingent funding sources.

At June 30, 2017, the carrying value and outstanding balance of purchased credit impaired (“PCI”) loans accounted for under ASC 310-30 were $46.8 million and $68.8 million, respectively. At December 31, 2016, the carrying value and outstanding balance of PCI loans were $62.8 million and $87.9 million, respectively. The following table presents changes in the value of the accretable yield for PCI loans for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$7,762	$4,144	$7,981	$4,279
Accretion	(1,412)	(626)	(3,102)	(1,942)
Reclassification from nonaccretable difference	3,827	806	4,716	1,453
Changes in expected cash flows that do not affect nonaccretable difference	1,188	1,013	1,770	1,547
Balance at end of period	$11,365	$5,337	$11,365	$5,337

In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC 310-30 are also accreted to interest revenue over the life of the loans. At June 30, 2017 and December 31, 2016, the remaining accretable fair value marks on loans acquired through a business combination and not accounted for under ASC 310-30 were $5.51 million and $7.14 million, respectively. In addition, indirect auto loans purchased at a premium outside of a business combination have a remaining premium of $10.8 million and $11.4 million, respectively, as of June 30, 2017 and December 31, 2016. During the three and six months ended June 30, 2017, United purchased indirect auto loans of $40.5 million and $81.7 million, respectively. During the three and six months ended June 30, 2016, United purchased indirect auto loans of $40.9 million and $111 million, respectively.

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

	2017					2016
Three Months Ended June 30,	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Charge- Offs	Recoveries	(Release) Provision	Ending Balance

Owner occupied commercial real estate	$15,669	$(158)	$120	$(209)	$15,422	$17,990	$(869)	$69	$(1,515)	$15,675
Income producing commercial real estate	8,878	(203)	20	659	9,354	8,962	(305)	224	(198)	8,683
Commercial & industrial	3,725	(598)	244	249	3,620	3,149	(223)	615	(339)	3,202
Commercial construction	12,790	(361)	20	(1,411)	11,038	13,213	(75)	273	(314)	13,097
Residential mortgage	9,071	(131)	105	753	9,798	10,200	(617)	128	1,618	11,329
Home equity lines of credit	4,530	(424)	171	313	4,590	5,931	(469)	216	(431)	5,247
Residential construction	3,267	(70)	123	(236)	3,084	4,764	(219)	8	298	4,851
Consumer installment	609	(457)	195	237	584	773	(390)	229	111	723
Indirect auto	2,004	(313)	94	225	2,010	1,328	(366)	41	443	1,446
Total allowance for loan losses	60,543	(2,715)	1,092	580	59,500	66,310	(3,533)	1,803	(327)	64,253
Allowance for unfunded commitments	2,002	-	-	220	2,222	2,342	-	-	27	2,369
Total allowance for credit losses	62,545	(2,715)	1,092	800	61,722	$68,652	$(3,533)	$1,803	$(300)	$66,622

Six Months Ended June 30,	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Charge- Offs	Recoveries	(Release) Provision	Ending Balance

Owner occupied commercial real estate	$16,446	$(183)	$357	$(1,198)	$15,422	$18,016	$(1,468)	$190	$(1,063)	$15,675
Income producing commercial real estate	8,843	(1,100)	47	1,564	9,354	11,548	(582)	327	(2,610)	8,683
Commercial & industrial	3,810	(814)	612	12	3,620	4,433	(795)	904	(1,340)	3,202
Commercial construction	13,405	(563)	592	(2,396)	11,038	9,553	(362)	393	3,513	13,097
Residential mortgage	8,545	(673)	117	1,809	9,798	12,719	(713)	139	(816)	11,329
Home equity lines of credit	4,599	(895)	220	666	4,590	5,956	(1,192)	307	176	5,247
Residential construction	3,264	(70)	132	(242)	3,084	4,002	(278)	51	1,076	4,851
Consumer installment	708	(899)	402	373	584	828	(697)	435	157	723
Indirect auto	1,802	(733)	149	792	2,010	1,393	(599)	72	580	1,446
Total allowance for loan losses	61,422	(5,930)	2,628	1,380	59,500	68,448	(6,686)	2,818	(327)	64,253
Allowance for unfunded commitments	2,002	-	-	220	2,222	2,542	-	-	(173)	2,369
Total allowance for credit losses	$63,424	$(5,930)	$2,628	$1,600	$61,722	$70,990	$(6,686)	$2,818	$(500)	$66,622

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table represents the recorded investment in loans by portfolio segment and the balance of the allowance for loan losses assigned to each segment based on the method of evaluating the loans for impairment as of the dates indicated (in thousands).

	Allowance for Loan Losses
	June 30, 2017				December 31, 2016
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance

Owner occupied commercial real estate	$1,512	$13,910	$-	$15,422	$1,746	$14,700	$-	$16,446
Income producing commercial real estate	956	8,398	-	9,354	885	7,919	39	8,843
Commercial & industrial	30	3,590	-	3,620	58	3,752	-	3,810
Commercial construction	187	10,851	-	11,038	168	13,218	19	13,405
Residential mortgage	1,195	8,603	-	9,798	517	7,997	31	8,545
Home equity lines of credit	5	4,585	-	4,590	2	4,597	-	4,599
Residential construction	81	3,003	-	3,084	64	3,198	2	3,264
Consumer installment	8	571	5	584	12	696	-	708
Indirect auto	30	1,980	-	2,010	-	1,802	-	1,802
Total allowance for loan losses	4,004	55,491	5	59,500	3,452	57,879	91	61,422
Allowance for unfunded commitments	-	2,222	-	2,222	-	2,002	-	2,002
Total allowance for credit losses	$4,004	$57,713	$5	$61,722	$3,452	$59,881	$91	$63,424

	Loans Outstanding
	June 30, 2017				December 31, 2016
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance

Owner occupied commercial real estate	$30,244	$1,679,080	$13,559	$1,722,883	$31,421	$1,600,355	$18,584	$1,650,360
Income producing commercial real estate	28,613	1,291,170	22,366	1,342,149	30,459	1,225,763	25,319	1,281,541
Commercial & industrial	1,845	1,086,250	280	1,088,375	1,915	1,066,764	1,036	1,069,715
Commercial construction	6,357	575,920	4,128	586,405	5,050	620,543	8,328	633,921
Residential mortgage	14,672	861,395	4,351	880,418	13,706	836,624	6,395	856,725
Home equity lines of credit	384	663,390	1,478	665,252	63	653,337	2,010	655,410
Residential construction	1,547	191,085	485	193,117	1,594	187,516	933	190,043
Consumer installment	298	112,895	131	113,324	290	123,118	159	123,567
Indirect auto	1,283	447,726	-	449,009	1,165	458,189	-	459,354
Total loans	$85,243	$6,908,911	$46,778	$7,040,932	$85,663	$6,772,209	$62,764	$6,920,636

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

Commercial and consumer asset quality committees meet monthly to review charge-offs that have occurred during the previous month. Participants include the Chief Credit Officer, Senior Risk Officers, Senior Credit Officers, and Regional Credit Managers.

Generally, closed-end retail loans (installment and residential mortgage loans) past due 90 cumulative days are written down to their collateral value less estimated selling costs. Open-end (revolving) unsecured retail loans which are past due 90 cumulative days from their contractual due date are generally charged-off.

The following table presents loans individually evaluated for impairment by class of loans as of the dates indicated (in thousands).

	June 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Owner occupied commercial real estate	$7,712	$7,290	$-	$9,171	$8,477	$-
Income producing commercial real estate	14,997	14,997	-	16,864	16,864	-
Commercial & industrial	634	634	-	421	334	-
Commercial construction	3,187	2,349	-	845	841	-
Total commercial	26,530	25,270	-	27,301	26,516	-
Residential mortgage	2,695	2,674	-	630	628	-
Home equity lines of credit	391	208	-	-	-	-
Residential construction	222	167	-	-	-	-
Consumer installment	30	30	-	-	-	-
Indirect auto	200	179	-	1,165	1,165	-
Total with no related allowance recorded	30,068	28,528	-	29,096	28,309	-

With an allowance recorded:
Owner occupied commercial real estate	23,362	22,954	1,512	23,574	22,944	1,746
Income producing commercial real estate	13,642	13,616	956	13,681	13,595	885
Commercial & industrial	1,297	1,211	30	1,679	1,581	58
Commercial construction	4,200	4,008	187	4,739	4,209	168
Total commercial	42,501	41,789	2,685	43,673	42,329	2,857
Residential mortgage	12,284	11,998	1,195	13,565	13,078	517
Home equity lines of credit	296	176	5	63	63	2
Residential construction	1,450	1,380	81	1,947	1,594	64
Consumer installment	270	268	8	293	290	12
Indirect auto	1,108	1,104	30	-	-	-
Total with an allowance recorded	57,909	56,715	4,004	59,541	57,354	3,452
Total	$87,977	$85,243	$4,004	$88,637	$85,663	$3,452

As of June 30, 2017 and December 31, 2016, $3.23 million and $2.90 million, respectively, of specific reserves were allocated to customers whose loan terms have been modified in TDRs. United committed to lend additional amounts totaling up to $95,000 at both June 30, 2017 and December 31, 2016 to customers with outstanding loans that are classified as TDRs.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Loans modified under the terms of a TDR during the three and six months ended June 30, 2017 and 2016 are presented in the table below. In addition, the following table presents loans modified under the terms of a TDR that defaulted (became 90 days or more delinquent) during the periods presented and were initially restructured within one year prior to default (dollars in thousands).

	New TDRs
		Pre- Modification Outstanding	Post- Modification Outstanding Recorded Investment by Type of Modification				TDRs Modified Within the Previous Twelve Months That Have Subsequently Defaulted
Three Months Ended June 30, 2017	Number of Contracts	Recorded Investment	Rate Reduction	Structure	Other	Total	Number of Contracts	Recorded Investment

Owner occupied commercial real estate	3	$1,860	$-	$1,860	$-	$1,860	-	$-
Income producing commercial real estate	1	226	-	-	226	226	-	-
Commercial & industrial	1	28	-	28	-	28	-	-
Commercial construction	-	-	-	-	-	-	-	-
Total commercial	5	2,114	-	1,888	226	2,114	-	-
Residential mortgage	5	483	-	483	-	483	-	-
Home equity lines of credit	1	296	-	-	176	176	-	-
Residential construction	-	-	-	-	-	-	-	-
Consumer installment	-	-	-	-	-	-	-	-
Indirect auto	-	-	-	-	-	-	-	-
Total loans	11	$2,893	$-	$2,371	$402	$2,773	-	$-

Six Months Ended June 30, 2017

Owner occupied commercial real estate	3	$1,860	$-	$1,860	$-	$1,860	-	$-
Income producing commercial real estate	1	226	-	-	226	226	-	-
Commercial & industrial	2	53	-	53	-	53	-	-
Commercial construction	-	-	-	-	-	-	-	-
Total commercial	6	2,139	-	1,913	226	2,139	-	-
Residential mortgage	12	836	-	836	-	836	2	655
Home equity lines of credit	1	296	-	-	176	176	-	-
Residential construction	1	40	40	-	-	40	-	-
Consumer installment	1	6	-	6	-	6	-	-
Indirect auto	-	-	-	-	-	-	-	-
Total loans	21	$3,317	$40	$2,755	$402	$3,197	2	$655

Three Months Ended June 30, 2016

Owner occupied commercial real estate	4	$1,042	$-	$1,042	$-	$1,042	1	$252
Income producing commercial real estate	-	-	-	-	-	-	-	-
Commercial & industrial	2	749	-	749	-	749	-	-
Commercial construction	1	169	-	169	-	169	-	-
Total commercial	7	1,960	-	1,960	-	1,960	1	252
Residential mortgage	10	1,628	1,543	83	-	1,626	1	85
Home equity lines of credit	1	38	38	-	-	38	-	-
Residential construction	4	260	45	77	82	204	-	-
Consumer installment	-	-	-	-	-	-	-	-
Indirect auto	10	235	-	-	235	235	-	-
Total loans	32	$4,121	$1,626	$2,120	$317	$4,063	2	$337

Six Months Ended June 30, 2016

Owner occupied commercial real estate	7	$1,691	$-	$1,691	$-	$1,691	2	$499
Income producing commercial real estate	-	-	-	-	-	-	-	-
Commercial & industrial	3	946	-	946	-	946	-	-
Commercial construction	2	235	-	169	66	235	-	-
Total commercial	12	2,872	-	2,806	66	2,872	2	499
Residential mortgage	17	2,427	1,957	432	-	2,389	1	85
Home equity lines of credit	1	38	38	-	-	38	-	-
Residential construction	4	260	45	77	82	204	-	-
Consumer installment	1	20	-	20	-	20	-	-
Indirect auto	18	474	-	-	474	474	-	-
Total loans	53	$6,091	$2,040	$3,335	$622	$5,997	3	$584

TDRs that subsequently default and are placed on nonaccrual are charged down to the fair value, less costs of disposal, of the collateral consistent with United’s policy for nonaccrual loans.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired are presented below for the periods indicated (in thousands).

	2017			2016

Three Months Ended June 30,	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received

Owner occupied commercial real estate	$30,825	$371	$376	$34,098	$398	$408
Income producing commercial real estate	28,768	359	347	26,831	323	333
Commercial & industrial	1,877	26	17	2,706	35	35
Commercial construction	6,670	70	77	6,326	65	69
Total commercial	68,140	826	817	69,961	821	845
Residential mortgage	14,742	130	147	18,217	205	207
Home equity lines of credit	552	2	4	101	1	1
Residential construction	1,563	23	24	1,698	28	32
Consumer installment	307	6	6	320	6	5
Indirect auto	1,137	14	14	867	11	11
Total	$86,441	$1,001	$1,012	$91,164	$1,072	$1,101

Six Months Ended June 30,

Owner occupied commercial real estate	$30,342	$716	$712	$33,897	$846	$874
Income producing commercial real estate	28,589	710	692	27,117	638	667
Commercial & industrial	1,908	53	45	2,546	65	61
Commercial construction	5,836	123	130	5,909	135	139
Total commercial	66,675	1,602	1,579	69,469	1,684	1,741
Residential mortgage	14,175	268	290	16,776	362	359
Home equity lines of credit	308	3	5	82	2	2
Residential construction	1,591	46	47	1,558	48	49
Consumer installment	297	11	12	331	12	12
Indirect auto	1,130	28	28	826	22	22
Total	$84,176	$1,958	$1,961	$89,042	$2,130	$2,185

Nonaccrual loans include both homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans based on the size of the loan. United’s policy is to place loans on nonaccrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in full or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is classified on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Principal and interest payments received on a nonaccrual loan are applied to reduce the loan’s recorded investment.

PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered to be performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at June 30, 2017 or December 31, 2016 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms was approximately $246,000 and $170,000 for the three months ended June 30, 2017 and 2016, respectively, and $523,000 and $425,000 for the six months ended June 30, 2017 and 2016, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the recorded investment in nonaccrual loans by loan class as of the dates indicated (in thousands).

	June 30,	December 31,
	2017	2016

Owner occupied commercial real estate	$5,248	$7,373
Income producing commercial real estate	2,587	1,324
Commercial & industrial	1,010	966
Commercial construction	2,530	1,538
Total commercial	11,375	11,201
Residential mortgage	7,886	6,368
Home equity lines of credit	2,152	1,831
Residential construction	287	776
Consumer installment	121	88
Indirect auto	1,274	1,275
Total	$23,095	$21,539

Excluding PCI loans, substantially all loans more than 90 days past due were on nonaccrual status at June 30, 2017 and December 31, 2016. The following table presents the aging of the recorded investment in past due loans by class of loans as of the dates indicated (in thousands).

	Loans Past Due				Loans Not
As of June 30, 2017	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Past Due	PCI Loans	Total

Owner occupied commercial real estate	$1,707	$407	$3,320	$5,434	$1,703,890	$13,559	$1,722,883
Income producing commercial real estate	784	42	1,086	1,912	1,317,871	22,366	1,342,149
Commercial & industrial	1,384	2,103	136	3,623	1,084,472	280	1,088,375
Commercial construction	415	15	872	1,302	580,975	4,128	586,405
Total commercial	4,290	2,567	5,414	12,271	4,687,208	40,333	4,739,812
Residential mortgage	5,691	1,456	3,085	10,232	865,835	4,351	880,418
Home equity lines of credit	2,759	236	597	3,592	660,182	1,478	665,252
Residential construction	1,066	59	54	1,179	191,453	485	193,117
Consumer installment	349	92	51	492	112,701	131	113,324
Indirect auto	878	297	827	2,002	447,007	-	449,009
Total loans	$15,033	$4,707	$10,028	$29,768	$6,964,386	$46,778	$7,040,932

As of December 31, 2016

Owner occupied commercial real estate	$2,195	$1,664	$3,386	$7,245	$1,624,531	$18,584	$1,650,360
Income producing commercial real estate	1,373	355	330	2,058	1,254,164	25,319	1,281,541
Commercial & industrial	943	241	178	1,362	1,067,317	1,036	1,069,715
Commercial construction	452	14	292	758	624,835	8,328	633,921
Total commercial	4,963	2,274	4,186	11,423	4,570,847	53,267	4,635,537
Residential mortgage	7,221	1,799	1,700	10,720	839,610	6,395	856,725
Home equity lines of credit	1,996	101	957	3,054	650,346	2,010	655,410
Residential construction	950	759	51	1,760	187,350	933	190,043
Consumer installment	633	117	35	785	122,623	159	123,567
Indirect auto	1,109	301	909	2,319	457,035	-	459,354
Total loans	$16,872	$5,351	$7,838	$30,061	$6,827,811	$62,764	$6,920,636

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Based on the most recent analysis performed, the risk category of loans by class of loans as of the dates indicated is as follows (in thousands).

				Doubtful /
As of June 30, 2017	Pass	Watch	Substandard	Loss	Total

Owner occupied commercial real estate	$1,653,111	$24,946	$31,267	$-	$1,709,324
Income producing commercial real estate	1,278,582	17,724	23,477	-	1,319,783
Commercial & industrial	1,071,805	8,089	8,201	-	1,088,095
Commercial construction	569,643	5,598	7,036	-	582,277
Total commercial	4,573,141	56,357	69,981	-	4,699,479
Residential mortgage	856,196	-	19,871	-	876,067
Home equity lines of credit	656,701	-	7,073	-	663,774
Residential construction	190,544	-	2,088	-	192,632
Consumer installment	112,503	-	690	-	113,193
Indirect auto	446,038	-	2,971	-	449,009
Total loans, excluding PCI loans	$6,835,123	$56,357	$102,674	$-	$6,994,154

Owner occupied commercial real estate	$984	$4,167	$8,408	$-	$13,559
Income producing commercial real estate	11,939	8,860	1,567	-	22,366
Commercial & industrial	84	140	56	-	280
Commercial construction	2,962	864	302	-	4,128
Total commercial	15,969	14,031	10,333	-	40,333
Residential mortgage	3,407	-	944	-	4,351
Home equity lines of credit	666	-	812	-	1,478
Residential construction	464	-	21	-	485
Consumer installment	73	-	58	-	131
Indirect auto	-	-	-	-	-
Total PCI loans	$20,579	$14,031	$12,168	$-	$46,778

As of December 31, 2016

Owner occupied commercial real estate	$1,577,301	$18,029	$36,446	$-	$1,631,776
Income producing commercial real estate	1,220,626	8,502	27,094	-	1,256,222
Commercial & industrial	1,055,282	4,188	9,209	-	1,068,679
Commercial construction	612,900	6,166	6,527	-	625,593
Total commercial	4,466,109	36,885	79,276	-	4,582,270
Residential mortgage	829,844	-	20,486	-	850,330
Home equity lines of credit	647,425	-	5,975	-	653,400
Residential construction	185,643	-	3,467	-	189,110
Consumer installment	122,736	-	672	-	123,408
Indirect auto	456,717	-	2,637	-	459,354
Total loans, excluding PCI loans	$6,708,474	$36,885	$112,513	$-	$6,857,872

Owner occupied commercial real estate	$2,044	$3,444	$13,096	$-	$18,584
Income producing commercial real estate	13,236	8,474	3,609	-	25,319
Commercial & industrial	216	160	660	-	1,036
Commercial construction	3,212	1,265	3,851	-	8,328
Total commercial	18,708	13,343	21,216	-	53,267
Residential mortgage	5,189	-	1,206	-	6,395
Home equity lines of credit	1,094	-	916	-	2,010
Residential construction	898	-	35	-	933
Consumer installment	159	-	-	-	159
Indirect auto	-	-	-	-	-
Total PCI loans	$26,048	$13,343	$23,373	$-	$62,764

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the details regarding amounts reclassified out of accumulated other comprehensive income for the periods indicated (in thousands).

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2017	2016	2017	2016

Realized gains on available-for-sale securities:
	$4	$282	$2	$661	Securities gains, net
	-	(106)	1	(247)	Tax expense
	$4	$176	$3	$414	Net of tax

Amortization of losses included in net income on available-for-sale securities transferred to held to maturity:
	$(261)	$(473)	$(571)	$(938)	Investment securities interest revenue
	98	178	214	359	Tax benefit
	$(163)	$(295)	$(357)	$(579)	Net of tax

Gains included in net income on derivative financial instruments accounted for as cash flow hedges:
Amortization of losses on de-designated positions	$-	$-	$-	$(7)	Deposits in banks and short-term investments interest revenue
Amortization of losses on de-designated positions	(149)	(151)	(298)	(342)	Money market deposit interest expense
Amortization of losses on de-designated positions	(28)	(309)	(292)	(611)	Federal Home Loan Bank advances interest expense
	(177)	(460)	(590)	(960)	Total before tax
	69	179	230	374	Tax benefit
	$(108)	$(281)	$(360)	$(586)	Net of tax

Reclassification of disproportionate tax effect related to terminated cash flow hedges:
	$-	$-	$(3,400)	$-	Income tax expense

Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan:
Prior service cost	$(140)	$(125)	$(280)	$(250)	Salaries and employee benefits expense
Actuarial losses	(60)	(42)	(120)	(84)	Salaries and employee benefits expense
	(200)	(167)	(400)	(334)	Total before tax
	78	65	157	130	Tax benefit
	$(122)	$(102)	$(243)	$(204)	Net of tax

Total reclassifications for the period	$(389)	$(502)	$(957)	$(955)	Net of tax

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

During the six months ended June 30, 2016, United accrued dividends of $21,000 on its Series H preferred stock. The Series H preferred stock was redeemed in the first quarter of 2016; accordingly, United did not accrue any dividends in 2017 or the second quarter of 2016.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income available to common shareholders	$28,267	$25,266	$51,791	$47,540

Weighted average shares outstanding:
Basic	71,810	72,202	71,798	72,187
Effect of dilutive securities
Stock options	10	5	11	4
Diluted	71,820	72,207	71,809	72,191

Net income per common share:
Basic	$.39	$.35	$.72	$.66
Diluted	$.39	$.35	$.72	$.66

At June 30, 2017, United had the following potentially dilutive stock options and warrants outstanding: a warrant to purchase 219,909 shares of common stock at $61.40 per share; 63,404 shares of common stock issuable upon exercise of stock options granted to employees with a weighted average exercise price of $25.45; and 595,188 shares of common stock issuable upon the vesting of restricted stock unit awards.

At June 30, 2016, United had the following potentially dilutive stock options and warrants outstanding: a warrant to purchase 219,909 shares of common stock at $61.40 per share; 187,541 shares of common stock issuable upon exercise of stock options granted to employees with a weighted average exercise price of $77.65; and 581,760 shares of common stock issuable upon the vesting of restricted stock unit awards.

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

Derivatives designated as hedging instruments under ASC 815
		Fair Value
Interest Rate Products	Balance Sheet Location	June 30, 2017	December 31, 2016

Fair value hedge of corporate bonds	Derivative assets	$47	$265
		$47	$265

Fair value hedge of brokered CDs	Derivative liabilities	$1,713	$1,980
		$1,713	$1,980

Derivatives not designated as hedging instruments under ASC 815
		Fair Value
Interest Rate Products	Balance Sheet Location	June 30, 2017	December 31, 2016

Customer derivative positions	Derivative assets	$4,499	$5,266
Dealer offsets to customer derivative positions	Derivative assets	4,641	3,869
Mortgage banking - loan commitment	Derivative assets	1,424	1,552
Mortgage banking - forward sales commitment	Derivative assets	119	534
Bifurcated embedded derivatives	Derivative assets	10,432	10,225
Interest rate caps	Derivative assets	478	-
Offsetting positions for de-designated hedges	Derivative assets	-	1,977
		$21,593	$23,423

Customer derivative positions	Derivative liabilities	$3,327	$3,897
Dealer offsets to customer derivative positions	Derivative liabilities	4,723	5,328
Risk participations	Derivative liabilities	21	26
Mortgage banking - forward sales commitment	Derivative liabilities	119	96
Dealer offsets to bifurcated embedded derivatives	Derivative liabilities	14,030	14,341
De-designated hedges	Derivative liabilities	327	1,980
		$22,547	$25,668

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In the second quarter of 2017, United purchased interest rate caps with a notional amount of $200 million to serve as an economic macro hedge of exposure to rising interest rates.

Cash Flow Hedges of Interest Rate Risk

At June 30, 2017 and December 31, 2016 United did not have any active cash flow hedges. Changes in balance sheet composition and interest rate risk position made cash flow hedges no longer necessary as protection against rising interest rates. The loss remaining in other comprehensive income on the de-designated swaps is being amortized into earnings over the original term of the swaps as the forecasted transactions that the swaps were originally designated to hedge are still expected to occur. United expects that $591,000 will be reclassified as an increase to interest expense over the next twelve months related to these cash flow hedges.

The table below presents the effect of cash flow hedges on the consolidated statement of income for the periods indicated (in thousands).

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2017	2016	Location	2017	2016	Location	2017	2016

Three Months Ended June 30,

Interest rate swaps	$-	$-	Interest expense	$(177)	$(460)	Interest expense	$-	$-

Six Months Ended June 30,
Interest rate swaps	$-	$-	Interest expense	$(590)	$(960)	Interest expense	$-	$-

Fair Value Hedges of Interest Rate Risk

United is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in interest rates. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in interest rates. Interest rate swaps designated as fair value hedges of brokered deposits involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate swaps designated as fair value hedges of fixed-rate investments involve the receipt of variable-rate payments from a counterparty in exchange for United making fixed-rate payments over the life of the instrument without the exchange of the underlying notional amount. At June 30, 2017, United had four interest rate swaps with a notional amount of $40.7 million that were designated as fair value hedges of interest rate risk and were pay-variable / receive-fixed swaps hedging the changes in the fair value of fixed-rate brokered time deposits resulting from changes in interest rates. Also at June 30, 2017, United had one interest rate swap with a notional value of $30 million that was designated as a pay-fixed / receive-variable fair value hedge of changes in the fair value of a fixed-rate corporate bond. At December 31, 2016, United had one interest rate swap with an aggregate notional amount of $12.8 million that was designated as a fair value hedge of interest rate risk and was pay-variable / receive-fixed, hedging the changes in the fair value of fixed-rate brokered time deposits resulting from changes in interest rates. Also at December 31, 2016, United had one interest rate swap with a notional value of $30 million that was designated as a pay-fixed / receive-variable fair value hedge of changes in the fair value of a fixed-rate corporate bond.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives. During the three and six months ended June 30, 2017, United recognized net losses of $327,000 and $452,000, respectively, related to ineffectiveness in the fair value hedging relationships. During the three and six months ended June 30, 2016, United recognized net gains of $216,000 and $854,000, respectively, related to ineffectiveness in the fair value hedging relationships. United also recognized net reductions of interest expense of $65,000 and $97,000, respectively, for the three and six months ended June 30, 2017 and net reductions of interest expense of $448,000 and $1.24 million, respectively, for the three and six months ended June 30, 2016 related to fair value hedges of brokered time deposits, which includes net settlements on the derivatives. United recognized reductions of interest revenue on securities during the three and six months ended June 30, 2017 of $80,000 and $173,000, respectively, and reductions of interest revenue on securities during the three and six months ended June 30, 2016 of $117,000 and $246,000, respectively, related to fair value hedges of corporate bonds.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the effect of derivatives in fair value hedging relationships on the consolidated statement of income for the periods indicated (in thousands).

	Location of Gain	Amount of Gain (Loss)		Amount of Gain (Loss)
	(Loss) Recognized	Recognized in Income		Recognized in Income
	in Income on	on Derivative		on Hedged Item
	Derivative	2017	2016	2017	2016

Three Months Ended June 30,
Fair value hedges of brokered CDs	Interest expense	$73	$720	$(344)	$(413)
Fair value hedges of corporate bonds	Interest revenue	(323)	(793)	267	702
		$(250)	$(73)	$(77)	$289

Six Months Ended June 30,
Fair value hedges of brokered CDs	Interest expense	$(201)	$3,271	$(155)	$(2,213)
Fair value hedges of corporate bonds	Interest revenue	(217)	(2,407)	121	2,203
		$(418)	$864	$(34)	$(10)

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

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss) Recognized in Income on Derivative
	in Income on	Three Months Ended June 30,		Six Months Ended June 30,
	Derivative	2017	2016	2017	2016

Customer derivatives and dealer offsets	Other fee revenue	$775	$1,082	$1,250	$1,837
Bifurcated embedded derivatives and dealer offsets	Other fee revenue	119	(120)	206	(416)
Interest rate caps	Other fee revenue	90	-	90	-
De-designated hedges	Other fee revenue	28	-	4	-
Mortgage banking derivatives	Mortgage loan revenue	(1,000)	-	(876)	-
Risk participations	Other fee revenue	1	-	5	-
		$13	$962	$679	$1,421

Credit-Risk-Related Contingent Features

United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. As of June 30, 2017, collateral totaling $19.1 million was pledged toward derivatives in a liability position.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 9 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options, restricted stock and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan). Through June 30, 2017, incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards, base salary stock grants and performance share awards have been granted under the plan. As of June 30, 2017, 2.16 million additional shares remained available for grant under the plan.

The following table shows stock option activity for the first six months of 2017.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinisic Value ($000)

Outstanding at December 31, 2016	72,665	$34.34
Expired	(1,538)	147.60
Cancelled	(7,723)	84.78
Outstanding at June 30, 2017	63,404	25.45	3.5	$346

Exercisable at June 30, 2017	57,154	26.44	3.1	275

The fair value of each option is estimated on the date of grant using the Black-Scholes model. No stock options were granted during the six months ended June 30, 2017 and 2016.

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

United recognized $15,000 in compensation expense related to stock options during both the six months ended June 30, 2017 and 2016. The amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. No options were exercised during the first six months of 2017 or 2016.

The table below presents restricted stock units activity for the first six months of 2017.

Restricted Stock Unit Awards	Shares	Weighted- Average Grant- Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinisic Value ($000)

Outstanding at December 31, 2016	690,970	$18.60
Granted	37,737	27.30
Vested	(123,554)	17.08		$3,557
Cancelled	(9,965)	19.99
Outstanding at June 30, 2017	595,188	19.58	2.5	16,546

Compensation expense for restricted stock units is based on the fair value of restricted stock unit awards at the time of grant, which is equal to the value of United’s common stock on the date of grant. United recognizes the impact of forfeitures as they occur. The value of restricted stock unit awards is amortized into expense over the vesting period. For the six months ended June 30, 2017 and 2016, expense of $3.02 million and $1.76 million, respectively, was recognized related to employee restricted stock unit awards. Of the expense recognized related to restricted stock unit awards during the six months ended June 30, 2017, $696,000 relates to the modification of existing awards resulting from an acceleration of vesting of unvested awards due to retirement which was recognized in merger-related and other charges. The remaining expense of $2.33 million was recognized in compensation expense. In addition, for the six months ended June 30, 2017 and 2016, $113,000 and $51,000, respectively, was recognized in other operating expense for restricted stock unit awards granted to members of United’s board of directors.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

As of June 30, 2017, there was $7.72 million of unrecognized expense related to non-vested stock options and restricted stock unit awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.51 years.

Note 10 – Common and Preferred Stock Issued / Common Stock Issuable

United sponsors a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from United. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. In the six months ended June 30, 2017 and 2016, 1,714 shares and 1,775 shares, respectively, were issued through the DRIP.

In addition, United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a 10% discount, with no commission charges. During the first six months of 2017 and 2016, United issued 6,855 shares and 8,585 shares, respectively, through the ESPP.

United offers its common stock as an investment option in its deferred compensation plan. United also allows for the deferral of restricted stock unit awards. The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable. The deferred compensation plan does not allow for diversification once an election is made to invest in United’s common stock and settlement must be accomplished in shares at the time the deferral period is completed. At June 30, 2017 and December 31, 2016, 550,449 and 519,874 shares of common stock, respectively, were issuable under the deferred compensation plan.

On March 22, 2016, United announced that its Board of Directors had authorized a program to repurchase up to $50 million of United’s outstanding common stock through December 31, 2017. Under the program, the shares may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program depends on a number of factors, including the market price of United’s common stock, general market and economic conditions, and applicable legal requirements. During the first six months of 2017, United did not repurchase any shares under the program. As of June 30, 2017, $36.3 million of United’s outstanding common stock may be repurchased under the program.

Note 11 – Income Taxes

The income tax provision for the three and six months ended June 30, 2017 was $16.5 million and $35.0 million, respectively, which represents an effective tax rate of 36.9% and 40.3%, respectively, for each period. The income tax provision for the three and six months ended June 30, 2016 was $15.4 million and $29.0 million, respectively, which represents an effective tax rate of 37.9% for both periods. Upon reversal of United’s former full deferred tax valuation allowance in 2013, certain disproportionate tax effects were retained in accumulated other comprehensive income (loss). During the first quarter of 2017, with the maturity and termination of certain dedesignated cash flow hedges, the disproportionate tax effect associated with these hedges was reversed and recorded as a tax expense of $3.40 million, which was the primary reason for the increase in the effective tax rate compared to the first six months of 2016.

At June 30, 2017 and December 31, 2016, United maintained a valuation allowance on its net deferred tax asset of $4.09 million and $3.88 million, respectively. Management assesses the valuation allowance recorded against its net deferred tax asset at each reporting period. The determination of whether a valuation allowance for its net deferred tax asset is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

United evaluated the need for a valuation allowance at June 30, 2017. Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of its net deferred tax asset will be realized based upon future taxable income. The remaining valuation allowance of $4.09 million is related to specific state income tax credits that have short carryforward periods and are expected to expire unused.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management's conclusion at June 30, 2017 that it was more likely than not that the net deferred tax asset of $120 million will be realized is based upon internal forecasts that consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of its net deferred tax asset. Such an increase to the net deferred tax asset valuation allowance could have a material adverse effect on United’s financial condition and results of operations.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

United is subject to income taxation in the United States and various state jurisdictions. United’s federal and state income tax returns are filed on a consolidated basis. Currently, no years for which United filed a federal income tax return are under examination by the IRS, and there are no state tax examinations currently in progress. United is no longer subject to income tax examinations from state and local income tax authorities for years before 2013. Although it is not possible to know the ultimate outcome of future examinations, management believes that the liability recorded for uncertain tax positions is appropriate. At June 30, 2017 and December 31, 2016, unrecognized income tax benefits totaled $4.11 million and $3.89 million, respectively.

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

Although management has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2017, management had assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Derivatives classified as Level 3 included structured derivatives for which broker quotes, used as a key valuation input, were not observable consistent with a Level 2 disclosure. The fair value of risk participations incorporates Level 3 inputs to evaluate the likelihood of customer default. The fair value of interest rate lock commitments, which is related to mortgage loan commitments, is categorized as Level 3 based on unobservable inputs for commitments that United does not expect to fund.

Servicing Rights for SBA/USDA Loans

United recognizes servicing rights upon the sale of Small Business Administration and United States Department of Agriculture (“SBA/USDA”) loans sold with servicing retained. Management has elected to carry this asset at fair value. Given the nature of the asset, the key valuation inputs are unobservable and management classifies this asset as Level 3.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

June 30, 2017	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasuries	$170,919	$-	$-	$170,919
U.S. Government agencies	-	37,619	-	37,619
State and political subdivisions	-	113,135	-	113,135
Mortgage-backed securities	-	1,505,186	-	1,505,186
Corporate bonds	-	307,668	810	308,478
Asset-backed securities	-	338,073	-	338,073
Other	-	1,182	-	1,182
Mortgage loans held for sale	-	24,109	-	24,109
Deferred compensation plan assets	5,149	-	-	5,149
Servicing rights for SBA/USDA loans	-	-	6,640	6,640
Residential mortgage servicing rights	-	-	6,499	6,499
Derivative financial instruments	-	9,784	11,856	21,640
Total assets	$176,068	$2,336,756	$25,805	$2,538,629

Liabilities:
Deferred compensation plan liability	$5,149	$-	$-	$5,149
Derivative financial instruments	-	8,169	16,091	24,260
Total liabilities	$5,149	$8,169	$16,091	$29,409

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale
U.S. Treasuries	$169,616	$-	$-	$169,616
U.S. Agencies	-	20,820	-	20,820
State and political subdivisions	-	74,177	-	74,177
Mortgage-backed securities	-	1,391,682	-	1,391,682
Corporate bonds	-	304,717	675	305,392
Asset-backed securities	-	469,569	-	469,569
Other	-	1,182	-	1,182
Mortgage loans held for sale	-	27,891	-	27,891
Deferred compensation plan assets	4,161	-	-	4,161
Servicing rights for SBA/USDA loans	-	-	5,752	5,752
Derivative financial instruments	-	11,911	11,777	23,688
Total assets	$173,777	$2,301,949	$18,204	$2,493,930

Liabilities:
Deferred compensation plan liability	$4,161	$-	$-	$4,161
Derivative financial instruments	-	11,301	16,347	27,648
Total liabilities	$4,161	$11,301	$16,347	$31,809

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for the periods indicated for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	2017					2016
	Derivative Asset	Derivative Liability	Servicing rights for SBA/USDA loans	Residential mortgage servicing rights	Securities Available- for-Sale	Derivative Asset	Derivative Liability	Servicing rights for SBA/USDA loans	Securities Available- for-Sale
Three Months Ended June 30,
Balance at beginning of period	$12,649	$16,580	$5,997	$5,971	$675	$3,915	$10,151	$3,898	$650
Additions	-	-	668	947	-	-	-	801	-
Sales and settlements	(702)	(964)	(36)	(74)	-	-	-	(73)	-
Other comprehensive income	-	-	-	-	135	-	-	-	(150)
Amounts included in earnings - fair value adjustments	(91)	475	11	(345)	-	(1,258)	(2,620)	(11)	-
Balance at end of period	$11,856	$16,091	$6,640	$6,499	$810	$2,657	$7,531	$4,615	$500

Six Months Ended June 30,
Balance at beginning of period	$11,777	$16,347	$5,752	$-	$675	$9,418	$15,794	$3,712	$750
Transfer from amortization method to fair value	-	-	-	5,070	-	-	-	-	-
Additions	-	-	1,221	1,813	-	-	-	1,100	-
Sales and settlements	(1,086)	(1,514)	(299)	(114)	-	-	-	(171)	-
Other comprehensive income	-	-	-	-	135	-	-	-	(250)
Amounts included in earnings - fair value adjustments	1,165	1,258	(34)	(270)	-	(6,761)	(8,263)	(26)	-
Balance at end of period	$11,856	$16,091	$6,640	$6,499	$810	$2,657	$7,531	$4,615	$500

The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis as of the dates indicated (in thousands).

	Fair Value				Weighted Average
	June 30,	December 31,	Valuation		June 30,		December 31,
Level 3 Assets	2017	2016	Technique	Unobservable Inputs	2017		2016

Servicing rights for SBA/USDA loans	$6,640	$5,752	Discounted cash flow	Discount rate Prepayment rate	12.1 7.7	% %	11.0 7.12	% %

Residential mortgage servicing rights	6,499	-	Discounted cash flow	Discount rate Prepayment rate	10.0 10.1	% %	N/A N/A

Corporate bonds	810	675	Indicative bid provided by a broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	N/A		N/A

Derivative assets - mortgage	1,424	1,552	Internal model	Pull through rate	80%		80%

Derivative assets - other	10,432	10,225	Dealer priced	Dealer priced	N/A		N/A

Derivative liabilities - risk participations	21	26	Internal model	Probable exposure rate Probability of default rate	.32 1.80	% %	.35 1.80	% %

Derivative liabilities - other	16,070	16,321	Dealer priced	Dealer priced	N/A		N/A

Fair Value Option

At June 30, 2017, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $24.1 million and $23.3 million, respectively. At December 31, 2016, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $27.9 million and $27.6 million, respectively. Interest income on these loans is calculated based on the note rate of the loan and is recorded in interest revenue. During the three and six months ended June 30, 2017, net gains resulting from changes in fair value of these loans of $192,000 and $444,000, respectively, were recorded in mortgage loan and other related fees. These changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk. During the three and six months ended June 30, 2016, no such gains were recorded.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of all assets that were still held as of June 30, 2017 and December 31, 2016, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented (in thousands).

June 30, 2017	Level 1	Level 2	Level 3	Total
Loans	$-	$-	$8,625	$8,625

December 31, 2016
Loans	$-	$-	$7,179	$7,179

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

	Carrying	Fair Value Level
June 30, 2017	Amount	Level 1	Level 2	Level 3	Total
Assets:
Securities held to maturity	$312,002	$-	$316,583	$-	$316,583
Loans, net	6,981,432	-	-	6,898,237	6,898,237
Mortgage loans held for sale	1,602	-	1,627	-	1,627

Liabilities:
Deposits	8,735,735	-	8,736,957	-	8,736,957
Federal Home Loan Bank advances	669,065	-	668,997	-	668,997
Long-term debt	175,363	-	-	176,721	176,721

December 31, 2016
Assets:
Securities held to maturity	$329,843	$-	$333,170	$-	$333,170
Loans, net	6,859,214	-	-	6,824,229	6,824,229
Mortgage loans held for sale	1,987	-	2,018	-	2,018
Residential mortgage servicing rights	4,372	-	-	5,175	5,175

Liabilities:
Deposits	8,637,558	-	8,635,811	-	8,635,811
Federal Home Loan Bank advances	709,209	-	709,174	-	709,174
Long-term debt	175,078	-	-	175,750	175,750

Note 13 – Commitments and Contingencies

United is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement United has in particular classes of financial instruments.  The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit written is represented by the contractual amount of these instruments. United uses the same credit policies in making commitments and conditional obligations as it uses for underwriting on-balance sheet instruments. In many cases, collateral or other security is required to support financial instruments with credit risk.

The following table summarizes the contractual amount of off-balance sheet instruments as of the dates indicated (in thousands).

	June 30,	December 31,
	2017	2016
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,675,090	$1,542,186
Letters of credit	28,108	26,862

United’s wholly-owned bank subsidiary, United Community Bank (the “Bank”), holds minor investments in certain limited partnerships for Community Reinvestment Act purposes. As of June 30, 2017, the Bank had invested $3.81 million in these limited partnerships and had committed to fund an additional $5.69 million related to future capital calls.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 14 – Mergers and Acquisitions

Four Oaks Fincorp, Inc.

On June 27, 2017, United announced that it had reached a definitive merger agreement to acquire Four Oaks Fincorp, Inc. (“FOFN”) and its wholly-owned bank subsidiary, Four Oaks Bank & Trust Company. As of March 31, 2017, FOFN had total assets of $737 million, loans of $513 million and deposits of $560 million. Four Oaks Bank & Trust Company, which currently operates 14 banking offices in the Raleigh, North Carolina metropolitan statistical area, will merge into and operate under the brand of United Community Bank, United’s wholly-owned bank subsidiary.

Under the terms of the merger agreement, which has been unanimously approved by the Boards of Directors of both companies, FOFN shareholders will receive .6178 shares of United common stock and $1.90 for each share of FOFN common stock. Based on United’s closing price of $26.48 per share on June 23, 2017, the aggregate deal value is approximately $124 million.

The merger, which is subject to regulatory approval, the approval of shareholders of FOFN, and other customary conditions, is expected to close in the fourth quarter of 2017.

HCSB Financial Corporation

On July 31, 2017, United completed its previously announced acquisition of HCSB Financial Corporation (“HCSB”) and its wholly-owned bank subsidiary, Horry County State Bank. As of March 31, 2017, HCSB had total assets of $384 million, loans of $229 million and deposits of $322 million. Horry County State Bank, which operated eight branches in the Myrtle Beach-Conway-North Myrtle Beach area of South Carolina, will operate under the HCSB brand until system conversions are completed in the fourth quarter of 2017, at which time it will begin to operate as United Community Bank.

Under the terms of the merger agreement, HCSB shareholders received .0050 shares of United common stock for each share of HCSB common stock, or an aggregate of approximately $69 million, based on United’s closing price of $27.76 on July 31, 2017.

The acquisition will be accounted for as a business combination. Due to the timing of the acquisition, United is currently in the process of completing the purchase accounting and has not made all of the remaining disclosures required by ASC 805-10-50, such as the fair value of assets acquired and supplemental pro forma information, which will be disclosed in subsequent filings.

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

United is a bank holding company registered with the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the State of Georgia in 1987 and commenced operations in 1988. At June 30, 2017, United had total consolidated assets of $10.8 billion, total loans of $7.04 billion, total deposits of $8.74 billion, and shareholders’ equity of $1.13 billion.

United conducts substantially all of its operations through its wholly-owned Georgia bank subsidiary, United Community Bank (the “Bank”), which as of June 30, 2017, operated at 134 locations throughout the Atlanta-Sandy Springs-Roswell, Georgia, and Gainesville, Georgia metropolitan statistical areas, upstate and coastal South Carolina, north and coastal Georgia, western North Carolina, and east Tennessee, as well as a commercial loan office in Charlotte, North Carolina.

On July 1, 2016, United completed its previously announced acquisition of Tidelands Bancshares, Inc. (“Tidelands”) and its wholly-owned bank subsidiary, Tidelands Bank.  Tidelands’ results are included in United’s consolidated results beginning on the acquisition date.

United reported net income of $28.3 million, or $.39 per diluted share, for the second quarter of 2017, compared to net income of $25.3 million, or $.35 per diluted share, for the second quarter of 2016. For the six months ended June 30, 2017, United reported net income of $51.8 million, or $.72 per diluted share, compared to $47.6 million, or $.66 per diluted share, for the first six months of 2016. The increase in earnings per share resulted from an increase in net interest revenue and fee revenue, partially offset by an increase in operating expenses.

Net interest revenue increased to $85.1 million for the second quarter of 2017, compared to $74.9 million for the second quarter of 2016, primarily due to higher loan volume, much of which resulted from the acquisition of Tidelands. Net interest margin increased to 3.47% for the three months ended June 30, 2017 from 3.35% for the same period in 2016 mostly due to the effect of rising interest rates on floating rate loans and investment securities. Growth in the loan portfolio also led to a more favorable earning asset mix. For the six months ended June 30, 2017, net interest revenue was $169 million and the net interest margin was 3.46% compared to net interest revenue of $150 million and net interest margin of 3.38% for the same period in 2016.

The provision for credit losses was $800,000 for the second quarter of 2017, compared to a release of provision of $300,000 for the second quarter of 2016. For the six months ended June 30, 2017, the provision for credit losses was $1.60 million, compared to a release of provision of $500,000 for the same period in 2016. Net charge-offs for the second quarter of 2017 were $1.62 million, compared to $1.73 million for the second quarter of 2016. Recoveries of previously charged-off amounts remained at elevated levels, with second quarter 2017 being the ninth consecutive quarter of recoveries greater than $1 million.

As of June 30, 2017, the allowance for loan losses was $59.5 million, or .85% of loans, compared to $61.4 million, or .89% of loans, at December 31, 2016 reflecting continued asset quality improvement. Nonperforming assets of $25.8 million were .24% of total assets at June 30, 2017, down from .28% at December 31, 2016 primarily due to sales of foreclosed properties received through the Tidelands acquisition. During the second quarter of 2017, $8.11 million in loans were placed on nonaccrual compared with $6.79 million in the second quarter of 2016.

Fee revenue of $23.7 million for the second quarter of 2017 was up $188,000, or 1%, from the second quarter of 2016. Gains from the sales of Small Business Administration and United States Department of Agriculture (“SBA/USDA”) loans decreased $175,000 in the second quarter of 2017 compared to the second quarter of 2016. Mortgage fees of $4.81 million for the second quarter of 2017 increased from $4.45 million in the second quarter of 2016. For the first six months of 2017, fee revenue of $45.8 million increased $3.66 million, or 9%, from the same period in 2016, primarily due to the same factors that affected the quarterly results.

For the second quarter and first half of 2017, operating expenses of $63.2 million and $126 million, respectively, were up $5.17 million and $10.1 million from the same periods of 2016, primarily due to the addition of Tidelands operating expenses since acquisition. Salaries and benefits expense increased $3.77 million from second quarter 2016 and $7.40 million from the first half of 2016, also due to the addition of Tidelands and higher incentives and commissions in connection with increased lending activities and improvement in earnings performance.

Recent Developments

On June 27, 2017, United announced that it had reached a definitive merger agreement to acquire Four Oaks Fincorp, Inc. (“FOFN”) and its wholly-owned bank subsidiary, Four Oaks Bank & Trust Company. As of March 31, 2017, FOFN had total assets of $737 million, loans of $513 million and deposits of $560 million. Four Oaks Bank & Trust Company, which currently operates 14 banking offices in the Raleigh, North Carolina metropolitan statistical area, will merge into and operate under the brand of United Community Bank, United’s wholly-owned bank subsidiary.

Under the terms of the merger agreement, which has been unanimously approved by the Boards of Directors of both companies, FOFN shareholders will receive .6178 shares of United common stock and $1.90 for each share of FOFN common stock. Based on United’s closing price of $26.48 per share on June 23, 2017, the aggregate deal value is approximately $124 million.

The merger, which is subject to regulatory approval, the approval of shareholders of FOFN, and other customary conditions, is expected to close in the fourth quarter of 2017.

On July 31, 2017, United completed its previously announced acquisition of HCSB Financial Corporation (“HCSB”) and its wholly-owned bank subsidiary, Horry County State Bank. As of March 31, 2017, HCSB had total assets of $384 million, loans of $229 million and deposits of $322 million. Horry County State Bank, which operated eight branches in the Myrtle Beach-Conway-North Myrtle Beach area of South Carolina, will operate under the HCSB brand until system conversions are completed in the fourth quarter of 2017, at which time it will begin to operate as United Community Bank. The acquisition date fair value of purchased assets and liabilities has not yet been finalized.

Under the terms of the merger agreement, HCSB shareholders received .0050 shares of United common stock for each share of HCSB common stock, or an aggregate of approximately $69 million, based on United’s closing price of $27.76 on July 31, 2017.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains financial information determined by methods other than in accordance with GAAP. Such non-GAAP financial information includes the following measures: “tangible book value per common share,” “average tangible equity to average assets,” “tangible equity to assets,” “average tangible common equity to average assets,” “tangible common equity to assets” and “tangible common equity to risk-weighted assets.” In addition, management presents non-GAAP operating performance measures, which exclude merger-related and other items that are not part of United’s ongoing business operations. Operating performance measures include “expenses – operating,” “net income – operating,” “net income available to common shareholders – operating,” “diluted net income per common share – operating,” “return on common equity – operating,” “return on tangible common equity – operating,” “return on assets – operating,” “dividend payout ratio – operating” and “efficiency ratio – operating.” Management has developed internal processes and procedures to capture and account for merger-related and other charges and those charges are reviewed with the audit committee of United’s Board of Directors each quarter. Management uses these non-GAAP measures because it believes they may provide useful supplemental information for evaluating United’s operations and performance over periods of time, as well as in managing and evaluating United’s business and in discussions about United’s operations and performance. Management believes these non-GAAP measures may also provide users of United’s financial information with a meaningful measure for assessing United’s financial results and credit trends, as well as a comparison to financial results for prior periods. These non-GAAP measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP and are not necessarily comparable to other similarly titled measures used by other companies. To the extent applicable, reconciliations of these non-GAAP measures to the most directly comparable measures as reported in accordance with GAAP are included in the table on page 43.

Results of Operations

United reported net income of $28.3 million for the second quarter of 2017. This compared to net income of $25.3 million for the same period in 2016. For the second quarter of 2017, diluted earnings per common share were $.39 compared to $.35 for the second quarter of 2016. For the six months ended June 30, 2017, United reported net income of $51.8 million compared to net income of $47.6 million for the same period in 2016.

United reported operating net income of $29.4 million and $57.6 million, respectively, for the second quarter and first half of 2017, compared to $26.0 million and $49.9 million, respectively, for the same periods in 2016. For the second quarter of 2017, operating net income excludes merger-related and executive retirement charges, which, net of the associated income tax benefit, totaled $1.16 million. For the first half of 2017, operating net income excludes merger-related and executive retirement charges and the release from accumulated other comprehensive income of the disproportionate tax effect related to cash flow hedges, which, net of tax, totaled $2.45 million and $3.40 million, respectively. For the second quarter and first half of 2016, operating net income excludes merger-related charges, which, net of tax, totaled $731,000 and $2.38 million, respectively.

Table 1 - Financial Highlights
Selected Financial Information

						Second	For the Six
	2017		2016			Quarter	Months Ended		YTD
	Second	First	Fourth	Third	Second	2017-2016	June 30,		2017-2016
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Change	2017	2016	Change
INCOME SUMMARY
Interest revenue	$93,166	$90,958	$87,778	$85,439	$81,082		$184,124	$161,803
Interest expense	8,018	7,404	6,853	6,450	6,164		15,422	11,933
Net interest revenue	85,148	83,554	80,925	78,989	74,918	14%	168,702	149,870	13%
Provision for credit losses	800	800	-	(300)	(300)		1,600	(500)
Fee revenue	23,685	22,074	25,233	26,361	23,497	1	45,759	42,103	9
Total revenue	108,033	104,828	106,158	105,650	98,715	9	212,861	192,473	11
Expenses	63,229	62,826	61,321	64,023	58,060	9	126,055	115,945	9
Income before income tax expense	44,804	42,002	44,837	41,627	40,655	10	86,806	76,528	13
Income tax expense	16,537	18,478	17,616	15,753	15,389	7	35,015	28,967	21
Net income	28,267	23,524	27,221	25,874	25,266	12	51,791	47,561	9
Preferred dividends	-	-	-	-	-		-	21
Net income available to common shareholders - GAAP	$28,267	$23,524	$27,221	$25,874	$25,266	12	$51,791	$47,540	9
Adjustments:
Merger-related and other charges	1,830	2,054	1,141	3,152	1,176		3,884	3,829
Income tax benefit of merger-related and other charges	(675)	(758)	(432)	(1,193)	(445)		(1,433)	(1,449)
Impairment of deferred tax asset on canceled non-qualified stock options	-	-	976	-	-		-	-
Release of disproportionate tax effects lodged in OCI	-	3,400	-	-	-		3,400	-
Net income available to common shareholders - operating (1)	$29,422	$28,220	$28,906	$27,833	$25,997	13	$57,642	$49,920	15

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$.39	$.33	$.38	$.36	$.35	11	$.72	$.66	9
Diluted net income - operating (1)	.41	.39	.40	.39	.36	14	.80	.69	16
Cash dividends declared	.09	.09	.08	.08	.07		.18	.14
Book value	15.83	15.40	15.06	15.12	14.80	7	15.83	14.80	7
Tangible book value (3)	13.74	13.30	12.95	13.00	12.84	7	13.74	12.84	7

Key performance ratios:
Return on common equity - GAAP (2)(4)	9.98%	8.54%	9.89%	9.61%	9.54%		9.27%	9.06%
Return on common equity - operating (1)(2)(4)	10.39	10.25	10.51	10.34	9.81		10.32	9.51
Return on tangible common equity - operating (1)(2)(3)(4)	12.19	12.10	12.47	12.45	11.56		12.15	11.24
Return on assets - GAAP (4)	1.06	.89	1.03	1.00	1.04		.98	.98
Return on assets - operating (1)(4)	1.10	1.07	1.10	1.08	1.07		1.09	1.03
Dividend payout ratio - GAAP	23.08	27.27	21.05	22.22	20.00		25.00	21.21
Dividend payout ratio - operating (1)	21.95	23.08	20.00	20.51	19.44		22.50	20.29
Net interest margin (fully taxable equivalent) (4)	3.47	3.45	3.34	3.34	3.35		3.46	3.38
Efficiency ratio - GAAP	57.89	59.29	57.65	60.78	59.02		58.58	60.44
Efficiency ratio - operating (1)	56.21	57.35	56.58	57.79	57.82		56.77	58.45
Average equity to average assets	10.49	10.24	10.35	10.38	10.72		10.36	10.72
Average tangible equity to average assets (3)	9.23	8.96	9.04	8.98	9.43		9.09	9.42
Average tangible common equity to average assets (3)	9.23	8.96	9.04	8.98	9.43		9.09	9.38
Tangible common equity to risk-weighted assets (3)	12.44	12.07	11.84	12.22	12.87		12.44	12.87

ASSET QUALITY
Nonperforming loans	$23,095	$19,812	$21,539	$21,572	$21,348	8	$23,095	$21,348	8
Foreclosed properties	2,739	5,060	7,949	9,187	6,176	(56)	2,739	6,176	(56)
Total nonperforming assets (NPAs)	25,834	24,872	29,488	30,759	27,524	(6)	25,834	27,524	(6)
Allowance for loan losses	59,500	60,543	61,422	62,961	64,253	(7)	59,500	64,253	(7)
Net charge-offs	1,623	1,679	1,539	1,359	1,730	(6)	3,302	3,868	(15)
Allowance for loan losses to loans	.85%	.87%	.89%	.94%	1.02%		.85%	1.02%
Net charge-offs to average loans (4)	.09	.10	.09	.08	.11		.10	.13
NPAs to loans and foreclosed properties	.37	.36	.43	.46	.44		.37	.44
NPAs to total assets	.24	.23	.28	.30	.28		.24	.28

AVERAGE BALANCES ($ in millions)
Loans	$6,980	$6,904	$6,814	$6,675	$6,151	13	$6,942	$6,077	14
Investment securities	2,775	2,822	2,690	2,610	2,747	1	2,798	2,733	2
Earning assets	9,899	9,872	9,665	9,443	9,037	10	9,885	8,956	10
Total assets	10,704	10,677	10,484	10,281	9,809	9	10,691	9,721	10
Deposits	8,659	8,592	8,552	8,307	7,897	10	8,626	7,922	9
Shareholders’ equity	1,123	1,093	1,085	1,067	1,051	7	1,108	1,042	6
Common shares - basic (thousands)	71,810	71,700	71,641	71,556	72,202	(1)	71,798	72,187	(1)
Common shares - diluted (thousands)	71,820	71,708	71,648	71,561	72,207	(1)	71,809	72,191	(1)

AT PERIOD END ($ in millions)
Loans	$7,041	$6,965	$6,921	$6,725	$6,287	12	$7,041	$6,287	12
Investment securities	2,787	2,767	2,762	2,560	2,677	4	2,787	2,677	4
Total assets	10,837	10,732	10,709	10,298	9,928	9	10,837	9,928	9
Deposits	8,736	8,752	8,638	8,442	7,857	11	8,736	7,857	11
Shareholders’ equity	1,133	1,102	1,076	1,079	1,060	7	1,133	1,060	7
Common shares outstanding (thousands)	70,981	70,973	70,899	70,861	71,122	-	70,981	71,122	-

(1) Excludes merger-related and other charges, a first quarter 2017 release of disproportionate tax effects lodged in OCI and a fourth quarter 2016 deferred tax asset impairment charge related to cancelled non-qualified stock options. (2) Net income available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss). (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) Non-GAAP Performance Measures Reconciliation
Selected Financial Information

	2017		2016			For the Six Months Ended
	Second	First	Fourth	Third	Second	June 30,
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	2017	2016

Expense reconciliation
Expenses (GAAP)	$63,229	$62,826	$61,321	$64,023	$58,060	$126,055	$115,945
Merger-related and other charges	(1,830)	(2,054)	(1,141)	(3,152)	(1,176)	(3,884)	(3,829)
Expenses - operating	$61,399	$60,772	$60,180	$60,871	$56,884	$122,171	$112,116

Net income reconciliation
Net income (GAAP)	$28,267	$23,524	$27,221	$25,874	$25,266	$51,791	$47,561
Merger-related and other charges	1,830	2,054	1,141	3,152	1,176	3,884	3,829
Income tax benefit of merger-related and other charges	(675)	(758)	(432)	(1,193)	(445)	(1,433)	(1,449)
Impairment of deferred tax asset on canceled non-qualified stock options	-	-	976	-	-	-	-
Release of disproportionate tax effects lodged in OCI	-	3,400	-	-	-	3,400	-
Net income - operating	$29,422	$28,220	$28,906	$27,833	$25,997	$57,642	$49,941

Net income available to common shareholders reconciliation
Net income available to common shareholders (GAAP)	$28,267	$23,524	$27,221	$25,874	$25,266	$51,791	$47,540
Merger-related and other charges	1,830	2,054	1,141	3,152	1,176	3,884	3,829
Income tax benefit of merger-related and other charges	(675)	(758)	(432)	(1,193)	(445)	(1,433)	(1,449)
Impairment of deferred tax asset on canceled non-qualified stock options	-	-	976	-	-	-	-
Release of disproportionate tax effects lodged in OCI	-	3,400	-	-	-	3,400	-
Net income available to common shareholders - operating	$29,422	$28,220	$28,906	$27,833	$25,997	$57,642	$49,920

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$.39	$.33	$.38	$.36	$.35	0.72	$.66
Merger-related and other charges	.02	.01	.01	.03	.01	.03	.03
Impairment of deferred tax asset on canceled non-qualified stock options	-	-	.01	-	-	-	-
Release of disproportionate tax effects lodged in OCI	-	.05	-	-	-	.05	-
Diluted income per common share - operating	$.41	$.39	$.40	$.39	$.36	$.80	$.69

Book value per common share reconciliation
Book value per common share (GAAP)	$15.83	$15.40	$15.06	$15.12	$14.80	$15.83	$14.80
Effect of goodwill and other intangibles	(2.09)	(2.10)	(2.11)	(2.12)	(1.96)	(2.09)	(1.96)
Tangible book value per common share	$13.74	$13.30	$12.95	$13.00	$12.84	$13.74	$12.84

Return on tangible common equity reconciliation
Return on common equity (GAAP)	9.98%	8.54%	9.89%	9.61%	9.54%	9.27%	9.06%
Merger-related and other charges	.41	.47	.26	.73	.27	.44	.45
Impairment of deferred tax asset on canceled non-qualified stock options	-	-	.36	-	-	-	-
Release of disproportionate tax effects lodged in OCI	-	1.24	-	-	-	.61	-
Return on common equity - operating	10.39	10.25	10.51	10.34	9.81	10.32	9.51
Effect of goodwill and other intangibles	1.80	1.85	1.96	2.11	1.75	1.83	1.73
Return on tangible common equity - operating	12.19%	12.10%	12.47%	12.45%	11.56%	12.15%	11.24%

Return on assets reconciliation
Return on assets (GAAP)	1.06%	.89%	1.03%	1.00%	1.04%	.98%	.98%
Merger-related and other charges	.04	.05	.03	.08	.03	.05	.05
Impairment of deferred tax asset on canceled non-qualified stock options	-	-	.04	-	-	-	-
Release of disproportionate tax effects lodged in OCI	-	.13	-	-	-	.06	-
Return on assets - operating	1.10%	1.07%	1.10%	1.08%	1.07%	1.09%	1.03%

Dividend payout ratio reconciliation
Dividend payout ratio (GAAP)	23.08%	27.27%	21.05%	22.22%	20.00%	25.00%	21.21%
Merger-related and other charges	(1.13)	(.98)	(.54)	(1.71)	(.56)	(1.00)	(.92)
Impairment of deferred tax asset on canceled non-qualified stock options	-	-	(.51)	-	-	-	-
Release of disproportionate tax effects lodged in OCI	-	(3.21)	-	-	-	(1.50)	-
Dividend payout ratio - operating	21.95%	23.08%	20.00%	20.51%	19.44%	22.50%	20.29%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	57.89%	59.29%	57.65%	60.78%	59.02%	58.58%	60.44%
Merger-related and other charges	(1.68)	(1.94)	(1.07)	(2.99)	(1.20)	(1.81)	(1.99)
Efficiency ratio - operating	56.21%	57.35%	56.58%	57.79%	57.82%	56.77%	58.45%

Average equity to assets reconciliation
Equity to assets (GAAP)	10.49%	10.24%	10.35%	10.38%	10.72%	10.36%	10.72%
Effect of goodwill and other intangibles	(1.26)	(1.28)	(1.31)	(1.40)	(1.29)	(1.27)	(1.30)
Tangible equity to assets	9.23	8.96	9.04	8.98	9.43	9.09	9.42
Effect of preferred equity	-	-	-	-	-	-	(.04)
Tangible common equity to assets	9.23%	8.96%	9.04%	8.98%	9.43%	9.09%	9.38%

Tangible common equity to risk-weighted assets reconciliation
Tier 1 capital ratio (Regulatory)	11.91%	11.46%	11.23%	11.04%	11.44%	11.91%	11.44%
Effect of other comprehensive income	(.15)	(.24)	(.34)	-	(.06)	(.15)	(.06)
Effect of deferred tax limitation	.95	1.13	1.26	1.50	1.63	.95	1.63
Effect of trust preferred	(.25)	(.25)	(.25)	(.26)	(.08)	(.25)	(.08)
Basel III intangibles transition adjustment	(.02)	(.03)	(.06)	(.06)	(.06)	(.02)	(.06)
Tangible common equity to risk-weighted assets	12.44%	12.07%	11.84%	12.22%	12.87%	12.44%	12.87%

Net Interest Revenue

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. Management seeks to optimize this revenue while balancing interest rate, credit and liquidity risks. Net interest revenue for the second quarter of 2017 was $85.1 million. Taxable equivalent net interest revenue for the second quarter of 2017 was $85.5 million, which represents an increase of $10.4 million from the same period in 2016. The combination of the larger earning asset base from the acquisition of Tidelands and growth in the loan portfolio were responsible for the increase in net interest revenue.

Average loans increased $829 million, or 13%, from the second quarter of last year, while the yield on loans increased 15 basis points, reflecting the effect of rising interest rates on the floating rate loans in the portfolio.

Average interest-earning assets for the second quarter of 2017 increased $862 million, or 10%, from the second quarter of 2016, which was due primarily to the increase in loans, including the acquisition of Tidelands loans. Average investment securities for the second quarter of 2017 increased $27.9 million from a year ago, partially due to the Tidelands acquisition. The average yield on the taxable investment portfolio increased 11 basis points from a year ago, primarily due to the impact of higher short-term interest rates on the floating rate portion of the securities portfolio as well as accelerated discount accretion on called asset-backed securities and a higher reinvestment rate on maturing fixed rate investments.

Average interest-bearing liabilities of $6.74 billion for the second quarter of 2017 increased $458 million from the second quarter of 2016. Average non-interest-bearing deposits increased $347 million from the second quarter of 2016 to $2.73 billion for the second quarter of 2017. The average cost of interest-bearing liabilities for the second quarter of 2017 was .48% compared to .39% for the same period in 2016, reflecting higher average rates on money market deposits, NOW deposits, time deposits and brokered time deposits.

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

For the second quarters of 2017 and 2016, the net interest spread was 3.31% and 3.23%, while the net interest margin was 3.47% and 3.35%, respectively. The increase in the net interest margin reflects the impact of higher short-term interest rates on floating-rate loans and securities, while deposit pricing increased only slightly from the prior year. Additionally, United was able to improve its overall yield on interest-earning assets through growth in the loan portfolio, which had a positive impact on the composition of interest-earning assets, and higher yields on fixed rate investments.

For the first six months of 2017, net interest revenue was $169 million, an increase of $18.8 million, or 13%, from the first six months of 2016. Similarly, fully taxable equivalent net interest revenue for the first six months of 2017 was $169 million, an increase of $19.0 million, or 13%, from the first six months of 2016. Average earning assets increased 10% to $9.89 billion during the first six months of 2017 compared to the same period a year ago, primarily due to the increase in loans, including the acquisition of Tidelands loans. The yield on earning assets increased 12 basis points to 3.76% in the first six months of 2017 primarily due to higher loan and securities yields. The higher loan portfolio yield reflects the effect of rising interest rates on the floating rate loans in the portfolio. Investment yield increased 15 basis points for the first six months of 2017 compared to the same period in 2016, which further improved the net interest margin. The rate on interest-bearing liabilities over the same period increased eight basis points. The higher yield on interest-earning assets more than offset the higher cost of interest-bearing liabilities and resulted in an eight basis point increase in the net interest margin from the first half of 2016 to the first half of 2017.

The following tables show the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the periods indicated.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended June 30,

	2017			2016
	Average		Avg.	Average		Avg.
(dollars in thousands, fully taxable equivalent (FTE))	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$6,979,980	$74,811	4.30%	$6,150,654	$63,485	4.15%
Taxable securities (3)	2,719,390	17,421	2.56	2,720,061	16,684	2.45
Tax-exempt securities (FTE) (1)(3)	55,992	584	4.17	27,434	244	3.56
Federal funds sold and other interest-earning assets	143,143	743	2.08	138,622	912	2.63

Total interest-earning assets (FTE)	9,898,505	93,559	3.79	9,036,771	81,325	3.62
Non-interest-earning assets:
Allowance for loan losses	(61,163)			(66,104)
Cash and due from banks	104,812			94,920
Premises and equipment	192,906			182,609
Other assets (3)	569,435			560,357
Total assets	$10,704,495			$9,808,553

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,901,890	635	.13	$1,755,726	444	.10
Money market	2,064,143	1,559	.30	1,866,913	1,206	.26
Savings	575,960	28	.02	497,973	30	.02
Time	1,274,009	1,136	.36	1,205,066	675	.23
Brokered time deposits	111,983	243	.87	187,481	68	.15
Total interest-bearing deposits	5,927,985	3,601	.24	5,513,159	2,423	.18

Federal funds purchased and other borrowings	37,317	101	1.09	11,000	93	3.40
Federal Home Loan Bank advances	594,815	1,464	.99	589,246	983	.67
Long-term debt	175,281	2,852	6.53	164,020	2,665	6.53
Total borrowed funds	807,413	4,417	2.19	764,266	3,741	1.97

Total interest-bearing liabilities	6,735,398	8,018	.48	6,277,425	6,164	.39
Non-interest-bearing liabilities:
Non-interest-bearing deposits	2,731,217			2,383,894
Other liabilities	114,873			96,067
Total liabilities	9,581,488			8,757,386
Shareholders' equity	1,123,007			1,051,167
Total liabilities and shareholders' equity	$10,704,495			$9,808,553

Net interest revenue (FTE)		$85,541			$75,161
Net interest-rate spread (FTE)			3.31%			3.23%

Net interest margin (FTE) (4)			3.47%			3.35%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.
(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $6.58 million in 2017 and $12.3 million in 2016 are included in other assets for purposes of this presentation.
(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Six Months Ended June 30,

	2017			2016
	Average		Avg.	Average		Avg.
(dollars in thousands, fully taxable equivalent (FTE))	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$6,942,130	$147,552	4.29%	$6,077,111	$127,529	4.22%
Taxable securities (3)	2,749,339	34,854	2.54	2,704,309	32,306	2.39
Tax-exempt securities (FTE) (1)(3)	49,125	1,041	4.24	28,590	516	3.61
Federal funds sold and other interest-earning assets	144,577	1,407	1.95	146,192	1,965	2.69

Total interest-earning assets (FTE)	9,885,171	184,854	3.76	8,956,202	162,316	3.64
Non-interest-earning assets:
Allowance for loan losses	(61,414)			(67,289)
Cash and due from banks	102,048			90,278
Premises and equipment	191,509			181,350
Other assets (3)	573,281			560,813
Total assets	$10,690,595			$9,721,354

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,930,624	1,232	.13	$1,821,100	929	.10
Money market	2,064,792	2,985	.29	1,853,749	2,314	.25
Savings	568,339	55	.02	489,106	59	.02
Time	1,269,005	1,951	.31	1,232,378	1,492	.24
Brokered time deposits	105,199	436	.84	210,347	(107)	(.10)
Total interest-bearing deposits	5,937,959	6,659	.23	5,606,680	4,687	.17

Federal funds purchased and other borrowings	28,225	141	1.01	22,953	180	1.58
Federal Home Loan Bank advances	637,728	2,894	.92	467,708	1,716	.74
Long-term debt	175,212	5,728	6.59	164,720	5,350	6.53
Total borrowed funds	841,165	8,763	2.10	655,381	7,246	2.22

Total interest-bearing liabilities	6,779,124	15,422	.46	6,262,061	11,933	.38
Non-interest-bearing liabilities:
Non-interest-bearing deposits	2,687,665			2,315,468
Other liabilities	115,808			101,694
Total liabilities	9,582,597			8,679,223
Shareholders' equity	1,107,998			1,042,131
Total liabilities and shareholders' equity	$10,690,595			$9,721,354

Net interest revenue (FTE)		$169,432			$150,383
Net interest-rate spread (FTE)			3.30%			3.26%

Net interest margin (FTE) (4)			3.46%			3.38%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.
(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $638 thousand in 2017 and $7.28 million in 2016 are included in other assets for purposes of this presentation.
(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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

Table 4 - Change in Interest Revenue and Expense
(in thousands)

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	Compared to 2016			Compared to 2016
	Increase (decrease)			Increase (decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans (FTE)	$8,816	$2,510	$11,326	$18,366	$1,657	$20,023
Taxable securities	(4)	741	737	545	2,003	2,548
Tax-exempt securities (FTE)	292	48	340	423	102	525
Federal funds sold and other interest-earning assets	29	(198)	(169)	(21)	(537)	(558)
Total interest-earning assets (FTE)	9,133	3,101	12,234	19,313	3,225	22,538

Interest-bearing liabilities:
NOW accounts	39	152	191	59	244	303
Money market accounts	136	217	353	281	390	671
Savings deposits	4	(6)	(2)	9	(13)	(4)
Time deposits	41	420	461	46	413	459
Brokered deposits	(38)	213	175	28	515	543
Total interest-bearing deposits	182	996	1,178	423	1,549	1,972
Federal funds purchased & other borrowings	105	(97)	8	36	(75)	(39)
Federal Home Loan Bank advances	9	472	481	713	465	1,178
Long-term debt	183	4	187	343	35	378
Total borrowed funds	297	379	676	1,092	425	1,517
Total interest-bearing liabilities	479	1,375	1,854	1,515	1,974	3,489

Increase in net interest revenue (FTE)	$8,654	$1,726	$10,380	$17,798	$1,251	$19,049

Provision for Credit Losses

The provision for credit losses is based on management’s evaluation of probable incurred losses in the loan portfolio and corresponding analysis of the allowance for credit losses at quarter-end. Provision for credit losses was $800,000 for the second quarter of 2017, compared to a release of provision of $300,000 in the second quarter of 2016. The provision for credit losses for the six months ended June 30, 2017 and 2016 was provision expense of $1.60 million and a release of provision expense of $500,000, respectively. The amount of provision recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, sufficient to cover incurred losses in the loan portfolio. For the six months ended June 30, 2017, net loan charge-offs as an annualized percentage of average outstanding loans were .10% compared to .13% for the same period in 2016.

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

Fee Revenue

Fee revenue for the three and six months ended June 30, 2017 was $23.7 million and $45.8 million, respectively, an increase of $188,000, or 1%, compared to the second quarter of 2016 and an increase of $3.66 million, or 9%, compared to the first six months of 2016. The following table presents the components of fee revenue for the periods indicated.

Table 5 - Fee Revenue
(in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent

Overdraft fees	$3,321	$3,297	$24	1	$6,718	$6,690	$28	-
ATM and debit card fees	5,536	5,333	203	4	10,924	10,306	618	6
Other service charges and fees	1,844	1,885	(41)	(2)	3,663	3,645	18	-
Service charges and fees	10,701	10,515	186	2	21,305	20,641	664	3
Mortgage loan and related fees	4,811	4,448	363	8	9,235	7,737	1,498	19
Brokerage fees	1,146	1,117	29	3	2,556	2,170	386	18
Gains on sales of SBA/USDA loans	2,626	2,801	(175)	(6)	4,585	4,038	547	14
Customer derivatives	776	1,082	(306)	(28)	1,254	1,837	(583)	(32)
Securities gains, net	4	282	(278)		2	661	(659)
Other	3,621	3,252	369	11	6,822	5,019	1,803	36
Total fee revenue	$23,685	$23,497	$188	1	$45,759	$42,103	$3,656	9

Service charges and fees of $10.7 million and $21.3 million for the second quarter and first six months of 2017 were up $186,000, or 2%, from the second quarter of 2016 and $664,000, or 3%, from the first six months of 2016. ATM and debit card fees increased year over year based on increased deposit accounts driven primarily by the Tidelands acquisition.

Mortgage loan and related fees for the second quarter and first six months of 2017 were up $363,000, or 8%, and $1.50 million, or 19%, respectively, from the same periods in 2016. The increase reflects United’s focus on growing the mortgage business by recruiting new mortgage lenders in key metropolitan markets and an increase in consumer home purchase activity. In the second quarter of 2017, United closed 888 loans totaling $204 million compared with 853 loans totaling $182 million in the second quarter of 2016. Year-to-date mortgage production in 2017 amounted to 1,585 loans totaling $355 million, compared to 1,503 loans totaling $329 million for the same period in 2016. United had $141 million and $234 million, respectively, in home purchase mortgage originations in the second quarter and first six months of 2017, compared with $112 million and $193 million, respectively, for the same periods a year ago. The volume of home purchase mortgages relative to total mortgages (both purchases and refinances) in the second quarter of 2017 was 69% compared with 61% in the second quarter of 2016.

Brokerage fees in the second quarter and first six months of 2017 increased 3% and 18%, respectively, compared to the same periods of 2016, reflecting the addition of several new financial advisors since the first quarter of 2016.

In the second quarter and first six months of 2017, United realized $2.63 million and $4.59 million, respectively, in gains from the sales of the guaranteed portion of SBA/USDA loans, compared to $2.80 million and $4.04 million, respectively, in the same periods of 2016. United’s SBA/USDA lending strategy includes selling a portion of the loan production each quarter. United retains the servicing rights on the sold loans and earns a fee for servicing the loans. In the second quarter and first six months of 2017, United sold the guaranteed portion of loans in the amount of $30.3 million and $53.7 million, respectively, compared to $33.3 million and $46.3 million, respectively, for the same periods a year ago.

Customer derivative fees were down $306,000 and $583,000 from the second quarter and first half of 2016 due to lower demand for this product in the current rate environment.

Other fee revenue was up $369,000, or 11%, and $1.80 million, or 36%, respectively, for the second quarter and first six months of 2017 compared to the same periods in 2016. The increase reflects volume driven increases in earnings on bank owned life insurance, increases in miscellaneous banking fees, decreases in losses attributable to hedge ineffectiveness, and increases in the value of equity investments held by United.

Operating Expenses

The following table presents the components of operating expenses for the periods indicated.

Table 6 - Operating Expenses
(in thousands)

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent

Salaries and employee benefits	$37,338	$33,572	$3,766	11	$74,029	$66,634	$7,395	11
Communications and equipment	4,978	4,393	585	13	9,896	8,683	1,213	14
Occupancy	4,908	4,538	370	8	9,857	9,261	596	6
Advertising and public relations	1,260	1,323	(63)	(5)	2,321	2,187	134	6
Postage, printing and supplies	1,346	1,298	48	4	2,716	2,578	138	5
Professional fees	2,371	3,189	(818)	(26)	5,415	5,889	(474)	(8)
FDIC assessments and other regulatory charges	1,348	1,517	(169)	(11)	2,631	3,041	(410)	(13)
Amortization of intangibles	900	987	(87)	(9)	1,873	1,997	(124)	(6)
Other	6,950	6,067	883	15	13,433	11,846	1,587	13
Total excluding merger-related and other charges	61,399	56,884	4,515	8	122,171	112,116	10,055	9
Merger-related and other charges	1,830	1,176	654		3,884	3,829	55
Total operating expenses	$63,229	$58,060	$5,169	9	$126,055	$115,945	$10,110	9

Operating expenses for the second quarter of 2017 totaled $63.2 million, up $5.17 million, or 9%, from the second quarter of 2016. For the six months ended June 30, 2017, operating expenses totaled $126 million, an increase of $10.1 million, or 9%, from the same period in 2016. The increase reflects the inclusion of the operating expenses of the Tidelands acquisition.

Salaries and employee benefits for the second quarter of 2017 were $37.3 million, up $3.77 million, or 11%, from the second quarter of 2016. The increase was due to a number of factors including additional staff resulting from the Tidelands acquisition and higher incentives and commissions. For the first six months of 2017, salaries and employee benefits of $74.0 million were up $7.40 million, or 11%, from the same period in 2016. Full time equivalent headcount totaled 1,928 at June 30, 2017, up from 1,889 at June 30, 2016, reflecting the addition of Tidelands personnel.

Communications and equipment and occupancy expenses increased primarily due to the Tidelands acquisition. Professional fees for the second quarter of 2017 of $2.37 million were down $818,000, or 26%, from the second quarter of 2016. For the first six months of 2017, professional fees of $5.42 million were down $474,000, or 8%, from the same period in 2016. The decrease was due primarily to lower fees related to outsourcing functions.

Amortization of intangibles of $900,000 and $1.87 million, respectively, in the second quarter and first half of 2017 decreased relative to the same period in 2016 due to the accelerated method used to amortize core deposit intangibles, which more than offset the additional amortization resulting from the Tidelands acquisition.

In the second quarter of 2017, merger-related and other charges of $1.83 million consisted primarily of costs associated with executive retirements. In the first half of 2017, merger-related and other charges of $3.88 million included these executive retirement costs as well as severance, branch closure costs and technology equipment write offs. In the second quarter and first half of 2016, merger-related charges of $1.18 million and $3.83 million, respectively, consisted primarily of severance, conversion costs, and legal and professional fees.

Other expense of $6.95 million for the second quarter of 2017 increased $883,000, or 15%, from the second quarter of 2016. Year-to-date, other expenses of $13.4 million increased $1.59 million, or 13%, from the first six months of 2016. The increase was primarily due to writedowns on foreclosed property and higher lending support costs resulting from higher production volume in the Commercial Banking areas.

Income Taxes

The income tax provision for the three and six months ended June 30, 2017 was $16.5 million and $35.0 million, respectively, as compared with $15.4 million and $29.0 million, respectively, for the same periods in 2016. The income tax provision represents an effective tax rate of 36.9% and 40.3%, respectively, for the second quarter and first six months of 2017, compared to 37.9% for both periods of 2016. Upon reversal of United’s former full deferred tax valuation allowance in 2013, certain disproportionate tax effects were retained in accumulated other comprehensive income (loss). During the first quarter of 2017, with the maturity and termination of certain dedesignated cash flow hedges, the disproportionate tax effect associated with these hedges was reversed and recorded as a tax expense of $3.40 million, which was the primary reason for the increase in the effective tax rate compared to the first half of 2016.

At June 30, 2017 and December 31, 2016, United maintained a valuation allowance on its net deferred tax asset of $4.09 million and $3.88 million, respectively. Management assesses the valuation allowance recorded against its net deferred tax asset at each reporting period. The determination of whether a valuation allowance for its net deferred tax asset is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

United evaluated the need for a valuation allowance at June 30, 2017. Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of its net deferred tax asset will be realized based upon future taxable income. The remaining valuation allowance of $4.09 million is related to specific state income tax credits that have short carryforward periods and are expected to expire unused.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management's conclusion at June 30, 2017 that it was more likely than not that the net deferred tax asset of $120 million will be realized is based upon internal forecasts that consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, the valuation allowance may need to be increased for some or all of its net deferred tax asset. Such an increase to the net deferred tax asset valuation allowance could have a material adverse effect on United’s financial condition and results of operations.

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

Balance Sheet Review

Total assets at June 30, 2017 and December 31, 2016 were $10.8 billion and $10.7 billion, respectively. Average total assets for both the second quarter and first half of 2017 were $10.7 billion, up from $9.81 billion and $9.72 billion, respectively, in the second quarter and first half of 2016.

The following table presents a summary of the loan portfolio.

Table 7 - Loans Outstanding
(in thousands)
	June 30,	December 31,
	2017	2016
By Loan Type
Owner occupied commercial real estate	$1,722,883	$1,650,360
Income producing commercial real estate	1,342,149	1,281,541
Commercial & industrial	1,088,375	1,069,715
Commercial construction	586,405	633,921
Total commercial	4,739,812	4,635,537
Residential mortgage	880,418	856,725
Home equity lines of credit	665,252	655,410
Residential construction	193,117	190,043
Consumer installment	113,324	123,567
Indirect auto	449,009	459,354
Total loans	$7,040,932	$6,920,636

As a percentage of total loans:
Owner occupied commercial real estate	25%	24%
Income producing commercial real estate	19	19
Commercial & industrial	15	15
Commercial construction	8	9
Total commercial	67	67
Residential mortgage	13	12
Home equity lines of credit	9	9
Residential construction	3	3
Consumer installment	2	2
Indirect auto	6	7
Total	100%	100%

By Geographic Location
North Georgia	$1,065,148	$1,096,974
Atlanta MSA	1,444,694	1,398,657
North Carolina	541,288	544,792
Coastal Georgia	622,966	581,138
Gainesville MSA	245,618	247,410
East Tennessee	486,324	503,843
South Carolina	1,260,028	1,233,185
Commercial Banking Solutions	925,857	855,283
Indirect Auto	449,009	459,354
Total loans	$7,040,932	$6,920,636

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, South Carolina and Tennessee, including customers who have a seasonal residence in United’s market areas, or are generated by United’s Commercial Banking Solutions division (formerly referred to as Specialized Lending) that focuses on specific commercial loan businesses, such as SBA and franchise lending. More than 76% of the loans were secured by real estate. Total loans averaged $6.98 billion in the second quarter of 2017, compared with $6.15 billion in the second quarter of 2016, an increase of 13% which includes the acquisition of Tidelands. At June 30, 2017, total loans were $7.04 billion, an increase of $120 million from December 31, 2016.

United’s home equity lines generally require the payment of interest only for a set period after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both principal and interest. At June 30, 2017 and December 31, 2016, the funded portion of home equity lines totaled $665 million and $655 million, respectively. Approximately 3% of the home equity lines at June 30, 2017 were amortizing. Of the $665 million in balances outstanding at June 30, 2017, $392 million, or 59%, were secured by first liens. At June 30, 2017, 55% of the total available home equity lines were drawn upon.

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

United classifies commercial performing loans as “substandard” when there is a well-defined weakness or weaknesses that jeopardizes the repayment by the borrower and there is a distinct possibility that United could sustain some loss if the deficiency is not corrected. United classifies consumer performing loans as “substandard” when the loan is in bankruptcy or voluntary repossession.

The table below presents performing classified loans for the last five quarters.

Table 8 - Performing Classified Loans
(in thousands)

	June 30,	March 31,	December 31,	September 30,	June 30,
	2017	2017	2016	2016	2016
By Category
Owner occupied commercial real estate	$34,427	$41,536	$42,169	$42,025	$37,489
Income producing commercial real estate	22,457	24,143	29,379	31,627	34,816
Commercial & industrial	7,247	10,372	8,903	10,047	9,378
Commercial construction	4,808	8,564	8,840	8,788	6,277
Total commercial	68,939	84,615	89,291	92,487	87,960
Residential mortgage	12,929	14,632	15,324	18,303	20,297
Home equity	5,733	5,789	5,060	4,930	5,313
Residential construction	1,822	1,858	2,726	3,628	2,731
Consumer installment	627	657	584	662	681
Indirect auto	1,697	1,288	1,362	1,616	1,534
Total	$91,747	$108,839	$114,347	$121,626	$118,516

By Market
North Georgia	$34,638	$38,092	$39,438	$40,231	$38,953
Atlanta MSA	10,384	14,258	17,954	19,040	20,213
North Carolina	11,916	10,022	11,089	12,179	13,792
Coastal Georgia	3,062	6,957	4,516	5,247	5,999
Gainesville MSA	475	698	713	540	427
East Tennessee	7,089	6,781	7,485	9,383	9,126
South Carolina	21,763	30,612	31,623	33,218	27,086
Commercial Banking Solutions	723	131	167	172	1,386
Indirect auto	1,697	1,288	1,362	1,616	1,534
Total loans	$91,747	$108,839	$114,347	$121,626	$118,516

At June 30, 2017, performing classified loans totaled $91.7 million and decreased $17.1 million from the prior quarter-end, and decreased $26.8 million from a year ago. Performing classified loans reflect a general downward trend, offset by acquisition activity. The increase in performing classified loans in South Carolina in the third quarter of 2016 was attributable to the Tidelands acquisition.

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

The following table presents a summary of the changes in the allowance for credit losses for the periods indicated.

Table 9 - Allowance for Credit Losses
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Allowance for loan losses at beginning of period	$60,543	$66,310	$61,422	$68,448
Charge-offs:
Owner occupied commercial real estate	158	869	183	1,468
Income producing commercial real estate	203	305	1,100	582
Commercial & industrial	598	223	814	795
Commercial construction	361	75	563	362
Residential mortgage	131	617	673	713
Home equity lines of credit	424	469	895	1,192
Residential construction	70	219	70	278
Consumer installment	457	390	899	697
Indirect auto	313	366	733	599
Total loans charged-off	2,715	3,533	5,930	6,686
Recoveries:
Owner occupied commercial real estate	120	69	357	190
Income producing commercial real estate	20	224	47	327
Commercial & industrial	244	615	612	904
Commercial construction	20	273	592	393
Residential mortgage	105	128	117	139
Home equity lines of credit	171	216	220	307
Residential construction	123	8	132	51
Consumer installment	195	229	402	435
Indirect auto	94	41	149	72
Total recoveries	1,092	1,803	2,628	2,818
Net charge-offs	1,623	1,730	3,302	3,868
(Release of) provision for loan losses	580	(327)	1,380	(327)
Allowance for loan losses at end of period	$59,500	$64,253	$59,500	$64,253

Allowance for unfunded commitments at beginning of period	$2,002	$2,342	$2,002	$2,542
(Release of) provision for losses on unfunded commitments	220	27	220	(173)
Allowance for unfunded commitments at end of period	2,222	2,369	2,222	2,369
Allowance for credit losses	$61,722	$66,622	$61,722	$66,622

Total loans:
At period-end	$7,040,932	$6,286,527	$7,040,932	$6,286,527
Average	6,979,980	6,150,654	6,942,130	6,077,111

Allowance for loan losses as a percentage of period-end loans	0.85%	1.02%	0.85%	1.02%

As a percentage of average loans (annualized):
Net charge-offs	.09	.11	.10	.13
(Release of) provision for loan losses	.03	(.02)	.04	(.01)

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

The allowance for credit losses, which includes a portion related to unfunded commitments, totaled $61.7 million at June 30, 2017, compared with $63.4 million at December 31, 2016. At June 30, 2017, the allowance for loan losses was $59.5 million, or .85% of loans, compared with $61.4 million, or .89% of total loans, at December 31, 2016.

Management believes that the allowance for credit losses at June 30, 2017 reflects the probable incurred losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if management’s assessment of loan quality or collateral values change substantially with respect to one or more loan relationships or portfolios. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for credit losses in future periods if, in their opinion, the results of their review warrant such additions. See the “Critical Accounting Policies” section for additional information on the allowance for loan losses.

Nonperforming Assets

The table below summarizes nonperforming assets.

Table 10 - Nonperforming Assets
(in thousands)

	June 30,	December 31,
	2017	2016
Nonperforming loans	$23,095	$21,539
Foreclosed properties (OREO)	2,739	7,949

Total nonperforming assets	$25,834	$29,488

Nonperforming loans as a percentage of total loans	.33%	.31%
Nonperforming assets as a percentage of total loans and OREO	.37	.43
Nonperforming assets as a percentage of total assets	.24	.28

At June 30, 2017, nonperforming loans were $23.1 million compared to $21.5 million at December 31, 2016. Nonperforming assets, which include nonperforming loans and foreclosed real estate, totaled $25.8 million at June 30, 2017 and $29.5 million at December 31, 2016.

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

Purchased credit impaired (“PCI”) loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at June 30, 2017 or December 31, 2016 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

The following table summarizes nonperforming assets by category and market as of the dates indicated.

Table 11 - Nonperforming Assets by Category and Market
(in thousands)

	June 30, 2017			December 31, 2016
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Owner occupied commercial real estate	$5,248	$580	$5,828	$7,373	$3,145	$10,518
Income producing commercial real estate	2,587	-	2,587	1,324	36	1,360
Commercial & industrial	1,010	-	1,010	966	-	966
Commercial construction	2,530	611	3,141	1,538	2,977	4,515
Total commercial	11,375	1,191	12,566	11,201	6,158	17,359
Residential mortgage	7,886	457	8,343	6,368	1,260	7,628
Home equity lines of credit	2,152	201	2,353	1,831	531	2,362
Residential construction	287	890	1,177	776	-	776
Consumer installment	121	-	121	88	-	88
Indirect auto	1,274	-	1,274	1,275	-	1,275
Total NPAs	$23,095	$2,739	$25,834	$21,539	$7,949	$29,488

BY MARKET
North Georgia	$5,449	$225	$5,674	$5,278	$856	$6,134
Atlanta MSA	906	423	1,329	1,259	716	1,975
North Carolina	4,700	472	5,172	4,750	632	5,382
Coastal Georgia	2,542	-	2,542	1,778	-	1,778
Gainesville MSA	622	-	622	279	-	279
East Tennessee	2,216	103	2,319	2,354	675	3,029
South Carolina	3,472	1,516	4,988	2,494	5,070	7,564
Commercial Banking Solutions	1,914	-	1,914	2,072	-	2,072
Indirect auto	1,274	-	1,274	1,275	-	1,275
Total NPAs	$23,095	$2,739	$25,834	$21,539	$7,949	$29,488

At June 30, 2017 and December 31, 2016, United had $68.9 million and $73.2 million, respectively, in loans with terms that have been modified in TDRs. Included therein were $4.22 million and $5.35 million, respectively, of TDRs that were classified as nonaccrual and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $64.7 million and $67.8 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At June 30, 2017 and December 31, 2016, there were $85.2 million and $85.7 million, respectively, of loans classified as impaired under the definition outlined in the Accounting Standards Codification, including TDRs which are by definition considered impaired. Included in impaired loans at June 30, 2017 and December 31, 2016 was $28.5 million and $28.3 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value. The balance of impaired loans at June 30, 2017 and December 31, 2016 of $56.7 million and $57.4 million, respectively, had specific reserves that totaled $4.00 million and $3.45 million, respectively. The average recorded investment in impaired loans for the second quarters of 2017 and 2016 was $86.4 million and $91.2 million, respectively. For the six months ended June 30, 2017 and 2016, the average recorded investment in impaired loans was $84.2 million and $91.9 million, respectively. For the three and six months ended June 30, 2017, United recognized $1.00 million and $1.96 million in interest revenue on impaired loans compared to $1.07 million and $2.13 million, respectively, for the same periods of the prior year.

The table below summarizes activity in nonperforming assets for the periods indicated.

Table 12 - Activity in Nonperforming Assets
(in thousands)
	Second Quarter 2017			Second Quarter 2016
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$19,812	$5,060	$24,872	$22,419	$5,163	$27,582
Acquisitions	-	-	-	-	(497)	(497)
Loans placed on non-accrual	8,110	-	8,110	6,786	-	6,786
Payments received	(2,955)	-	(2,955)	(4,201)	-	(4,201)
Loan charge-offs	(1,564)	-	(1,564)	(1,803)	-	(1,803)
Foreclosures	(308)	481	173	(1,853)	2,722	869
Capitalized costs	-	-	-	-	98	98
Property sales	-	(2,704)	(2,704)	-	(1,424)	(1,424)
Write downs	-	(294)	(294)	-	(73)	(73)
Net gains on sales	-	196	196	-	187	187
Ending Balance	$23,095	$2,739	$25,834	$21,348	$6,176	$27,524

	First Six Months 2017			First Six Months 2016
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$21,539	$7,949	$29,488	$22,653	$4,883	$27,536
Acquisitions	-	-	-	-	(497)	(497)
Loans placed on non-accrual	11,282	-	11,282	11,557	-	11,557
Payments received	(6,001)	-	(6,001)	(6,013)	-	(6,013)
Loan charge-offs	(2,856)	-	(2,856)	(3,482)	-	(3,482)
Foreclosures	(869)	1,042	173	(3,367)	4,312	945
Capitalized costs	-	-	-	-	98	98
Note / property sales	-	(5,781)	(5,781)	-	(2,948)	(2,948)
Write downs	-	(774)	(774)	-	(80)	(80)
Net gains on sales	-	303	303	-	408	408
Ending Balance	$23,095	$2,739	$25,834	$21,348	$6,176	$27,524

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

At June 30, 2017 and December 31, 2016, United had securities held-to-maturity with a carrying amount of $312 million and $330 million, respectively, and securities available-for-sale totaling $2.47 billion and $2.43 billion, respectively. At June 30, 2017 and December 31, 2016, the securities portfolio represented approximately 26% of total assets.

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

Management evaluates its securities portfolio each quarter to determine if any security is considered to be other than temporarily impaired. In making this evaluation, management considers its ability and intent to hold securities to recover current market losses. Losses on United’s fixed income securities at June 30, 2017 primarily reflect the effect of changes in interest rates. United did not recognize any other than temporary impairment losses on its investment securities during the second quarter of 2017 or 2016.

At June 30, 2017 and December 31, 2016, 16% and 22%, respectively, of the securities portfolio was invested in floating-rate securities or fixed-rate securities that were swapped to floating rates in order to manage exposure to rising interest rates.

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

Deposits

Total customer deposits, excluding brokered deposits, as of June 30, 2017 were $8.36 billion, compared to $8.31 billion at December 31, 2016. Total core transaction deposits (demand, NOW, money market and savings deposits, excluding public funds deposits) of $6.16 billion at June 30, 2017 increased $236 million since December 31, 2016. United’s high level of service, as evidenced by its strong customer satisfaction scores, has been instrumental in attracting and retaining core transaction deposit accounts.

Brokered deposits totaled $379 million as of June 30, 2017, an increase of $51.2 million from December 31, 2016 due to an increase in the balance of lower-cost brokered money market deposits and brokered time deposits which are generally swapped to LIBOR.

Borrowing Activities

The Bank is a shareholder in the Federal Home Loan Bank of Atlanta (“FHLB”). Through this affiliation, FHLB secured advances totaled $669 million and $709 million, respectively, as of June 30, 2017 and December 31, 2016. United anticipates continued use of this short and long-term source of funds. Additional information regarding FHLB advances is provided in Note 13 to the consolidated financial statements included in United’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

United’s policy is based on the 12-month impact on net interest revenue of interest rate shocks and ramps that increase from 100 to 400 basis points or decrease 100 basis points from the base scenario. In the shock scenarios, rates immediately change the full amount at the scenario onset. In the ramp scenarios, rates change by 25 basis points per month. United’s policy limits the projected change in net interest revenue over the first 12 months to a 5% decrease for each 100 basis point change in the increasing and decreasing rate ramp and shock scenarios. Historically low rates on June 30, 2016 made use of the down scenarios irrelevant. The following table presents United’s interest sensitivity position at the dates indicated.

Table 13 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at June 30,
	2017		2016
Change in Rates	Shock	Ramp	Shock	Ramp
100 basis point increase	0.0%	(0.6)%	(0.4)%	(0.9)%
100 basis point decrease	(8.4)	(6.4)	n/a	n/a

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

From time to time, United will terminate hedging positions when conditions change and the position is no longer necessary to manage overall sensitivity to changes in interest rates. In those situations where the terminated contract was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the contract, the resulting gain or loss is amortized over the remaining life of the original contract. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization. United expects that $591,000 will be reclassified as an increase to interest expense from other comprehensive income over the next twelve months related to these terminated cash flow hedges.

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

At June 30, 2017, United had cash and cash equivalent balances of $233 million and had sufficient qualifying collateral to increase FHLB advances by $713 million and Federal Reserve discount window borrowing capacity of $1.21 billion. United also has the ability to raise substantial funds through brokered deposits. In addition to these wholesale sources, United has the ability to attract retail deposits by competing more aggressively on pricing.

As disclosed in the consolidated statement of cash flows, net cash provided by operating activities was $97.6 million for the six months ended June 30, 2017. Net income of $51.8 million for the six month period included deferred income tax expense of $35.7 million, and non-cash expenses for the following: depreciation, amortization and accretion of $12.9 million and stock-based compensation expense of $3.15 million. Other sources of cash from operating activities included a decrease in mortgage loans held for sale of $4.17 million. These sources of cash from operating activities were offset by a decrease in accrued expenses and other liabilities of $7.19 million. Net cash used in investing activities of $123 million consisted primarily of a $116 million net increase in loans, purchases of investment securities available-for-sale totaling $412 million and purchases of investment securities held-to-maturity of $13.4 million. These uses of cash were partially offset by $31.4 million in proceeds from maturities and calls of investment securities held-to-maturity, $94.7 million in proceeds from the sale of investment securities available-for-sale and $309 million in proceeds from maturities and calls of investment securities available-for-sale. Net cash provided by financing activities of $40.9 million consisted primarily of a net increase in deposits of $98.7 million, partially offset by a net decrease in FHLB advances of $40.0 million and $12.3 million in dividends to common shareholders. In the opinion of management, United’s liquidity position at June 30, 2017, was sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

Shareholders’ equity at June 30, 2017 was $1.13 billion, an increase of $56.9 million from December 31, 2016 due to year-to-date earnings less dividends declared, an increase in the value of available-for-sale securities and the release of the disproportionate tax effect related to terminated cash flow hedges. Accumulated other comprehensive loss, which includes unrealized gains and losses on securities available-for-sale, the unrealized gains and losses on derivatives qualifying as cash flow hedges and unamortized prior service cost and actuarial gains and losses on United’s modified retirement plan, is excluded in the calculation of regulatory capital adequacy ratios.

The following table shows United’s capital ratios, as calculated under applicable regulatory guidelines, at June 30, 2017 and December 31, 2016. As of June 30, 2017, capital levels remained characterized as “well-capitalized” under the Basel III Capital Rules in effect at the time.

Table 14 - Capital Ratios
(dollars in thousands)

	Basel III Guidelines		United Community Banks, Inc. (Consolidated)		United Community Bank
		Well	June 30,	December 31,	June 30,	December 31,
	Minimum	Capitalized	2017	2016	2017	2016

Risk-based ratios:
Common equity tier 1 capital	4.5%	6.5%	11.86%	11.23%	12.84%	12.66%
Tier I capital	6.0	8.0	11.91	11.23	12.84	12.66
Total capital	8.0	10.0	12.70	12.04	13.63	13.48
Leverage ratio	4.0	5.0	8.97	8.54	9.66	9.63

Common equity tier 1 capital			$935,139	$874,452	$1,010,741	$984,529
Tier I capital			939,749	874,452	1,010,741	984,529
Total capital			1,001,471	937,876	1,072,463	1,047,953

Risk-weighted assets			7,887,162	7,789,089	7,871,044	7,775,352
Average total assets			10,480,536	10,236,868	10,463,451	10,221,318

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2017 and 2016.

Table 15 - Stock Price Information

	2017				2016
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume

First quarter	$30.47	$25.29	$27.69	459,018	$19.27	$15.74	$18.47	440,759
Second quarter	28.57	25.39	27.80	402,802	20.60	17.07	18.29	771,334
Third quarter					21.13	17.42	21.02	379,492
Fourth quarter					30.22	20.26	29.62	532,944

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

There have been no material changes in United’s market risk as of June 30, 2017 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2016. The interest rate sensitivity position at June 30, 2017 is included in management’s discussion and analysis on page 58 of this report.

Item 4.	Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of United’s disclosure controls and procedures as of June 30, 2017. Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

On March 22, 2016, United announced that its Board of Directors had authorized a program to repurchase up to $50 million of United’s outstanding common stock through December 31, 2017. Under the program, the shares may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program depends on a number of factors, including the market price of United’s common stock, general market and economic conditions, and applicable legal requirements. As of June 30, 2017, the remaining authorization was $36.3 million.

The following table contains information for shares repurchased during the second quarter of 2017.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2017 - April 30, 2017	-	$-	-	$36,342
May 1, 2017 - May 31, 2017	-	-	-	36,342
June 1, 2017 - June 30, 2017	-	-	-	36,342
Total	-	$-	-	$36,342

Item 3.	Defaults upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Item 6.	Exhibits

Exhibit No.	Description

10.1	Credit Agreement, dated as of January 7, 2014, between United Community Banks, Inc. and Synovus Bank, as amended.

31.1	Certification by Jimmy C. Tallent, Chairman and Chief Executive Officer of United Community Banks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Jefferson L. Harralson, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 4, 2017

