Form 10-Q
period 2017-09-30
UNITED COMMUNITY BANKS INC
filed 2017-11-06
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

YES ☐  NO ☒

Common stock, par value $1 per share 73,405,731 shares outstanding as of October 31, 2017.

Part I – Financial Information

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2017	2016	2017	2016

Interest revenue:
Loans, including fees	$80,264	$69,440	$227,816	$196,888
Investment securities, including tax exempt of $671, $134, $1,307, and $449	17,875	15,418	53,365	48,039
Deposits in banks and short-term investments	700	581	1,782	2,315
Total interest revenue	98,839	85,439	282,963	247,242

Interest expense:
Deposits:
NOW	700	452	1,932	1,381
Money market	1,953	1,347	4,938	3,661
Savings	34	43	89	102
Time	1,870	667	4,257	2,052
Total deposit interest expense	4,557	2,509	11,216	7,196
Short-term borrowings	36	98	177	278
Federal Home Loan Bank advances	1,709	1,015	4,603	2,731
Long-term debt	2,762	2,828	8,490	8,178
Total interest expense	9,064	6,450	24,486	18,383
Net interest revenue	89,775	78,989	258,477	228,859
(Release of) provision for credit losses	1,000	(300)	2,600	(800)
Net interest revenue after provision for credit losses	88,775	79,289	255,877	229,659

Fee revenue:
Service charges and fees	8,220	10,819	29,525	31,460
Mortgage loan and other related fees	4,200	6,039	13,435	13,776
Brokerage fees	1,009	1,199	3,565	3,369
Gains from sales of SBA/USDA loans	2,806	2,479	7,391	6,517
Securities gains, net	188	261	190	922
Other	4,150	5,564	12,226	12,420
Total fee revenue	20,573	26,361	66,332	68,464
Total revenue	109,348	105,650	322,209	298,123

Operating expenses:
Salaries and employee benefits	38,027	36,478	112,056	103,112
Communications and equipment	4,547	4,919	14,443	13,602
Occupancy	4,945	5,132	14,802	14,393
Advertising and public relations	1,026	1,088	3,347	3,275
Postage, printing and supplies	1,411	1,451	4,127	4,029
Professional fees	2,976	3,160	8,391	9,049
FDIC assessments and other regulatory charges	2,127	1,412	4,758	4,453
Amortization of intangibles	1,212	1,119	3,085	3,116
Merger-related and other charges	3,176	3,152	7,060	6,981
Other	6,227	6,112	19,660	17,958
Total operating expenses	65,674	64,023	191,729	179,968
Net income before income taxes	43,674	41,627	130,480	118,155
Income tax expense	15,728	15,753	50,743	44,720
Net income	$27,946	$25,874	$79,737	$73,435

Net income available to common shareholders	$27,719	$25,874	$79,078	$73,414

Earnings per common share:
Basic	$.38	$.36	$1.10	$1.02
Diluted	.38	.36	1.10	1.02
Weighted average common shares outstanding:
Basic	73,151	71,556	72,060	71,992
Diluted	73,162	71,561	72,071	71,996

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2017
Net income	$43,674	$(15,728)	$27,946	$130,480	$(50,743)	$79,737
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	1,016	(355)	661	18,644	(7,036)	11,608
Reclassification adjustment for gains included in net income	(188)	73	(115)	(190)	72	(118)
Net unrealized gains	828	(282)	546	18,454	(6,964)	11,490
Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity	278	(105)	173	849	(319)	530
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	150	(58)	92	740	(288)	452
Reclassification of disproportionate tax effect related to terminated cash flow hedges	-	-	-	-	3,400	3,400
Net cash flow hedge activity	150	(58)	92	740	3,112	3,852
Net actuarial loss on defined benefit pension plan	-	-	-	(718)	280	(438)
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	200	(78)	122	600	(235)	365
Net defined benefit pension plan activity	200	(78)	122	(118)	45	(73)
Total other comprehensive income	1,456	(523)	933	19,925	(4,126)	15,799
Comprehensive income	$45,130	$(16,251)	$28,879	$150,405	$(54,869)	$95,536

2016
Net income	$41,627	$(15,753)	$25,874	$118,155	$(44,720)	$73,435
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	4,927	(1,927)	3,000	37,990	(14,488)	23,502
Reclassification adjustment for gains included in net income	(261)	101	(160)	(922)	348	(574)
Net unrealized gains	4,666	(1,826)	2,840	37,068	(14,140)	22,928
Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity	663	(237)	426	1,601	(596)	1,005
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	466	(181)	285	1,426	(555)	871
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	167	(65)	102	501	(195)	306
Total other comprehensive income	5,962	(2,309)	3,653	40,596	(15,486)	25,110
Comprehensive income	$47,589	$(18,062)	$29,527	$158,751	$(60,206)	$98,545

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheet (Unaudited)

	September 30,	December 31,
(in thousands, except share and per share data)	2017	2016

ASSETS
Cash and due from banks	$98,396	$99,489
Interest-bearing deposits in banks	148,449	117,859
Cash and cash equivalents	246,845	217,348
Securities available for sale	2,540,470	2,432,438
Securities held to maturity (fair value $310,446 and $333,170)	306,741	329,843
Mortgage loans held for sale (includes $30,093 and $27,891 at fair value)	30,292	29,878
Loans, net of unearned income	7,202,937	6,920,636
Less allowance for loan losses	(58,605)	(61,422)
Loans, net	7,144,332	6,859,214
Premises and equipment, net	193,915	189,938
Bank owned life insurance	167,680	143,543
Accrued interest receivable	29,573	28,018
Net deferred tax asset	128,731	154,336
Derivative financial instruments	20,972	23,688
Goodwill and other intangible assets	182,716	156,222
Other assets	136,760	144,189
Total assets	$11,129,027	$10,708,655
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$2,889,125	$2,637,004
NOW	1,967,655	1,989,763
Money market	1,934,169	1,846,440
Savings	605,230	549,713
Time	1,363,949	1,287,142
Brokered	367,256	327,496
Total deposits	9,127,384	8,637,558
Short-term borrowings	16,005	5,000
Federal Home Loan Bank advances	494,484	709,209
Long-term debt	135,707	175,078
Derivative financial instruments	22,926	27,648
Accrued expenses and other liabilities	111,881	78,427
Total liabilities	9,908,387	9,632,920
Shareholders' equity:
Common stock, $1 par value; 150,000,000 shares authorized; 73,403,453 and 70,899,114 shares issued and outstanding	73,403	70,899
Common stock issuable; 588,445 and 519,874 shares	8,703	7,327
Capital surplus	1,341,346	1,275,849
Accumulated deficit	(192,128)	(251,857)
Accumulated other comprehensive loss	(10,684)	(26,483)
Total shareholders' equity	1,220,640	1,075,735
Total liabilities and shareholders' equity	$11,129,027	$10,708,655

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
For the Nine Months Ended September 30,

	Preferred						Accumulated
	Stock		Non-Voting	Common			Other
	Series	Common	Common	Stock	Capital	Accumulated	Comprehensive
(in thousands, except share and per share data)	H	Stock	Stock	Issuable	Surplus	Deficit	Income (Loss)	Total

Balance, December 31, 2015	$9,992	$66,198	$5,286	$6,779	$1,286,361	$(330,879)	$(25,452)	$1,018,285
Net income						73,435		73,435
Other comprehensive income							25,110	25,110
Redemption of Series H preferred stock (9,992 shares)	(9,992)							(9,992)
Common stock issued to dividend reinvestment plan and to employee benefit plans (15,844 shares)		16			254			270
Conversion of non-voting common stock to voting (5,285,516 shares)		5,286	(5,286)					-
Amortization of stock option and restricted stock awards					3,257			3,257
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (79,430 shares issued, 94,497 shares deferred)		79		1,384	(2,428)			(965)
Purchases of common stock (764,000 shares)		(764)			(12,895)			(13,659)
Deferred compensation plan, net, including dividend equivalents				291				291
Shares issued from deferred compensation plan (45,758 shares)		46		(1,275)	1,229			-
Common stock dividends ($.22 per share)						(15,849)		(15,849)
Tax on restricted stock vesting					(869)			(869)
Series H preferred stock dividends						(21)		(21)
Balance, September 30, 2016	$-	$70,861	$-	$7,179	$1,274,909	$(273,314)	$(342)	$1,079,293

Balance, December 31, 2016	$-	$70,899	$-	$7,327	$1,275,849	$(251,857)	$(26,483)	$1,075,735
Net income						79,737		79,737
Other comprehensive income							15,799	15,799
Common stock issued to dividend reinvestment plan and to employee benefit plans (13,107 shares)		13			315			328
Common stock issued for acquisition (2,370,331 shares)		2,370			63,430			65,800
Amortization of stock option and restricted stock awards					4,359			4,359
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (88,622 shares issued, 94,165 shares deferred)		89		1,454	(2,836)			(1,293)
Deferred compensation plan, net, including dividend equivalents				290				290
Shares issued from deferred compensation plan (32,279 shares)		32		(368)	229			(107)
Common stock dividends ($.28 per share)						(20,445)		(20,445)
Cumulative effect of change in accounting principle						437		437
Balance, September 30, 2017	$-	$73,403	$-	$8,703	$1,341,346	$(192,128)	$(10,684)	$1,220,640

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2017	2016
Operating activities:
Net income	$79,737	$73,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	20,137	22,612
(Release of) provision for credit losses	2,600	(800)
Stock based compensation	4,359	3,257
Deferred income tax expense	51,806	45,308
Securities gains, net	(190)	(922)
Gains from sales of SBA/USDA loans	(7,391)	(6,517)
Net losses (gains) and write downs on sales of other real estate owned	667	(59)
Changes in assets and liabilities:
Other assets and accrued interest receivable	4,106	(42,267)
Accrued expenses and other liabilities	(8,382)	(1,788)
Mortgage loans held for sale	(414)	(6,441)
Net cash provided by operating activities	147,035	85,818

Investing activities:
Investment securities held to maturity:
Proceeds from maturities and calls of securities held to maturity	44,896	49,968
Purchases of securities held to maturity	(21,638)	(20,656)
Investment securities available for sale:
Proceeds from sales of securities available for sale	275,769	189,164
Proceeds from maturities and calls of securities available for sale	465,817	292,200
Purchases of securities available for sale	(709,742)	(308,800)
Net increase in loans	(57,260)	(453,541)
Purchase of bank owned life insurance	(10,000)	-
Proceeds from sales of premises and equipment	2,229	5,038
Purchases of premises and equipment	(15,167)	(13,716)
Net cash received from acquisitions	17,822	1,912
Proceeds from sale of other real estate	7,076	9,370
Net cash used in investing activities	(198)	(249,061)

Financing activities:
Net change in deposits	171,611	169,156
Net change in short-term borrowings	9,864	8,360
Proceeds from FHLB advances	3,370,000	7,080,000
Repayments of FHLB advances	(3,609,000)	(7,074,000)
Cash paid for shares withheld to cover payroll taxes upon vesting of restricted stock	(1,400)	(965)
Repayment of long-term debt	(40,000)	-
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	328	270
Retirement of preferred stock	-	(9,992)
Purchase of common stock	-	(13,659)
Cash dividends on common stock	(18,743)	(10,085)
Cash dividends on preferred stock	-	(46)
Net cash (used in) provided by financing activities	(117,340)	149,039

Net change in cash and cash equivalents	29,497	(14,204)

Cash and cash equivalents at beginning of period	217,348	240,363

Cash and cash equivalents at end of period	$246,845	$226,159

Supplemental disclosures of cash flow information:
Interest paid	$25,513	$25,815
Income taxes paid	5,705	3,431
Significant non-cash investing and financing transactions:
Unsettled securities purchases	28,436	8,973
Unsettled government guaranteed loan sales	21,517	22,355
Transfers of loans to foreclosed properties	1,725	6,647
Acquisitions:
Assets acquired	412,477	450,958
Liabilities assumed	346,646	439,749
Net assets acquired	65,831	11,209
Common stock issued in acquisitions	65,800	-

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

Certain 2016 amounts have been reclassified to conform to the 2017 presentation. As discussed in the Form 10-K for the year ended December 31, 2016, certain loan balances previously shown as retail loans were reclassified to several commercial categories to better align the reporting with the business purpose or underlying credit risk of the loans, rather than the collateral type. The reclassifications moved residential mortgages and home equity lines from the residential mortgage and home equity lines of credit categories to the owner-occupied and income-producing commercial real estate categories. Although these loans were secured by one-to-four family residential properties, their purpose was commercial since they included residential home rental property and business purpose loans secured by the borrower’s primary residence. In addition, residential construction loans were reclassified to the commercial construction category. These reclassified loans are to builders and developers of residential properties. Reclassifying these balances better aligned the loan categories with the management of credit risk. For the three and nine months ended September 30, 2016, historic charge-offs and recoveries on these same loans have been reclassified, as well as the corresponding allowance for loan loss balances, average impaired loan balances, and new troubled debt restructurings.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. Application of this update will primarily be on a modified retrospective approach, although the guidance for debt securities for which an other-than-temporary impairment has been recognized before the effective date and for loans previously covered by ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality will be applied on a prospective basis. For public entities, this update is effective for fiscal years beginning after December 15, 2019. Upon adoption, United expects that the allowance for credit losses will be higher given the change to estimated losses for the estimated life of the financial asset, however management is still in the process of determining the magnitude of the increase. Management has formed a steering committee and has begun developing a project plan to ensure it is prepared for implementation by the effective date.

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

In August 2017, The FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This update expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This update also makes certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. For public entities, this update is effective for fiscal years beginning after December 15, 2018. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings. The amended presentation and disclosure guidance is required prospectively. The adoption of this update is not expected to have a material impact on the consolidated financial statements.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 – Acquisitions

Acquisition of HCSB Financial Corporation

On July 31, 2017, United completed the acquisition of HCSB Financial Corporation (“HCSB”) and its wholly-owned bank subsidiary, Horry County State Bank. HCSB operated eight branches in coastal South Carolina. In connection with the acquisition, United acquired $390 million of assets and assumed $347 million of liabilities. Under the terms of the merger agreement, HCSB shareholders received .0050 shares of United common stock for each share of HCSB common stock issued and outstanding at the closing date. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $23.9 million, representing the intangible value of HCSB’s business and reputation within the market it served. None of the goodwill recognized is expected to be deductible for income tax purposes. United will amortize the related core deposit intangible of $3.48 million using the sum-of-the-years-digits method over six years, which represents the expected useful life of the asset. United will amortize the related noncompete agreements of $2.24 million using the straight line method over the terms of the agreements, which vary between one year and two years.

United’s operating results for the period ended September 30, 2017 include the operating results of the acquired assets and assumed liabilities for the period subsequent to the acquisition date of July 31, 2017.

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below (in thousands).

	As Recorded by HCSB	Fair Value Adjustments (1)	As Recorded by United
Assets
Cash and cash equivalents	$17,855	$(2)	$17,853
Securities	101,462	(142)	101,320
Loans, net	228,483	(12,536)	215,947
Premises and equipment, net	14,030	(6,113)	7,917
Bank owned life insurance	11,827	-	11,827
Accrued interest receivable	1,322	(275)	1,047
Net deferred tax asset	-	25,389	25,389
Intangibles	-	5,716	5,716
Other real estate owned	1,177	(372)	805
Other assets	1,950	(32)	1,918
Total assets acquired	$378,106	$11,633	$389,739
Liabilities
Deposits	$318,512	$430	$318,942
Repurchase agreements	1,141	-	1,141
Federal Home Loan Bank advances	24,000	517	24,517
Other liabilities	1,955	91	2,046
Total liabilities assumed	345,608	1,038	346,646
Excess of assets acquired over liabilities assumed	$32,498
Aggregate fair value adjustments		$10,595
Total identifiable net assets			$43,093
Consideration transferred
Cash			31
Common stock issued (2,370,331 shares)			65,800
Total fair value of consideration transferred			65,831
Equity interest in HCSB held before the business combination			1,125
Goodwill			$23,863

(1) Fair values are preliminary and are subject to refinement for a period not to exceed one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents additional information related to the acquired loan portfolio at the acquisition date (in thousands):

July 31, 2017
Accounted for pursuant to ASC 310-30:
Contractually required principal and interest	$46,069
Non-accretable difference	12,413
Cash flows expected to be collected	33,656
Accretable yield	3,410
Fair value	$30,246

Excluded from ASC 310-30:
Fair value	$185,701
Gross contractual amounts receivable	212,780
Estimate of contractual cash flows not expected to be collected	3,985

Acquisition of Tidelands Bancshares, Inc.

On July 1, 2016, United completed the acquisition of Tidelands Bancshares, Inc. (“Tidelands”) and its wholly-owned bank subsidiary Tidelands Bank. Information related to the fair value of assets and liabilities acquired from Tidelands is included in United’s Annual Report on Form 10-K for the year ended December 31, 2016.

Pro forma information

The following table discloses the impact of the mergers with HCSB and Tidelands since the respective acquisition dates through September 30 of the year of acquisition. The table also presents certain pro forma information as if HCSB had been acquired on January 1, 2016 and Tidelands had been acquired on January 1, 2015. These results combine the historical results of the acquired entities with United’s consolidated statement of income and, while adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition taken place in earlier years.

Merger-related costs from the HCSB acquisition of $1.62 million and $1.88 million, respectively, have been excluded from the three months and nine months 2017 pro forma information presented below and included in the three months and nine months 2016 pro forma information below. Merger-related costs of $2.93 million from the Tidelands acquisition have been excluded from the 2016 pro forma information presented below. The actual results and pro forma information were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	Revenue	Net Income	Revenue	Net Income

2017
Actual HCSB results included in statement of income since acquisition date	$2,404	$627	$2,404	$627
Supplemental consolidated pro forma as if HCSB had been acquired January 1, 2016	110,910	27,590	330,851	80,539

2016
Actual Tidelands results included in statement of income since acquisition date	$3,988	$658	$3,988	$658
Supplemental consolidated pro forma as if HCSB had been acquired January 1, 2016 and Tidelands had been acquired January 1, 2015	108,549	24,715	309,662	57,114

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

	Gross Amounts of	Gross Amounts Offset on the		Gross Amounts not Offset in the Balance Sheet
September 30, 2017	Recognized Assets	Balance Sheet	Net Asset Balance	Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$200,000	$(200,000)	$-	$-	$-	$-
Derivatives	20,972	-	20,972	(2,232)	(2,048)	16,692
Total	$220,972	$(200,000)	$20,972	$(2,232)	$(2,048)	$16,692

Weighted average interest rate of reverse repurchase agreements	2.02%

	Gross Amounts of	Gross Amounts Offset on the		Gross Amounts not Offset in the Balance Sheet
	Recognized Liabilities	Balance Sheet	Net Liability Balance	Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$200,000	$(200,000)	$-	$-	$-	$-
Derivatives	22,926	-	22,926	(2,232)	(20,900)	-
Total	$222,926	$(200,000)	$22,926	$(2,232)	$(20,900)	$-

Weighted average interest rate of repurchase agreements	1.20%

	Gross Amounts of	Gross Amounts Offset on the		Gross Amounts not Offset in the Balance Sheet
December 31, 2016	Recognized Assets	Balance Sheet	Net Asset Balance	Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$150,000	$(150,000)	$-	$-	$-	$-
Derivatives	23,688	-	23,688	(3,485)	(3,366)	16,837
Total	$173,688	$(150,000)	$23,688	$(3,485)	$(3,366)	$16,837

Weighted average interest rate of reverse repurchase agreements	1.78%

	Gross Amounts of	Gross Amounts Offset on the		Gross Amounts not Offset in the Balance Sheet
	Recognized Liabilities	Balance Sheet	Net Liability Balance	Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$150,000	$(150,000)	$-	$-	$-	$-
Derivatives	27,648	-	27,648	(3,485)	(18,505)	5,658
Total	$177,648	$(150,000)	$27,648	$(3,485)	$(18,505)	$5,658

Weighted average interest rate of repurchase agreements	.88%

At September 30, 2017, United recognized the right to reclaim cash collateral of $20.9 million and the obligation to return cash collateral of $2.39 million. At December 31, 2016, United recognized the right to reclaim cash collateral of $18.5 million and the obligation to return cash collateral of $3.37 million. The right to reclaim cash collateral and the obligation to return cash collateral were included in the consolidated balance sheet in other assets and other liabilities, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents additional detail regarding repurchase agreements accounted for as secured borrowings and the securities underlying these agreements as of the dates indicated (in thousands).

	Remaining Contractual Maturity of the Agreements
As of September 30, 2017	Overnight and Continuous	Up to 30 Days	30 to 90 Days	91 to 110 days	Total

Mortgage-backed securities	$1,005	$100,000	$-	$100,000	$201,005

Total	$1,005	$100,000	$-	$100,000	$201,005

Gross amount of recognized liabilities for repurchase agreements in offsetting disclosure					$200,000
Amounts related to agreements not included in offsetting disclosure					$1,005

	Remaining Contractual Maturity of the Agreements
As of December 31, 2016	Overnight and Continuous	Up to 30 Days	30 to 90 Days	91 to 110 days	Total

Mortgage-backed securities	$-	$-	$50,000	$100,000	$150,000

Total	$-	$-	$50,000	$100,000	$150,000

Gross amount of recognized liabilities for repurchase agreements in offsetting disclosure					$150,000
Amounts related to agreements not included in offsetting disclosure					$-

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of September 30, 2017

State and political subdivisions	$58,917	$2,140	$156	$60,901
Mortgage-backed securities (1)	247,824	3,445	1,724	249,545

Total	$306,741	$5,585	$1,880	$310,446

As of December 31, 2016

State and political subdivisions	$57,134	$2,197	$249	$59,082
Mortgage-backed securities (1)	272,709	4,035	2,656	274,088

Total	$329,843	$6,232	$2,905	$333,170

(1) All are residential type mortgage-backed securities or U.S. government agency commercial mortgage backed securities.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The cost basis, unrealized gains and losses, and fair value of securities available-for-sale as of the dates indicated are presented below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
As of September 30, 2017

U.S. Treasuries	$74,434	$330	$-	$74,764
U.S. Government agencies	27,276	473	21	27,728
State and political subdivisions	171,372	1,402	385	172,389
Mortgage-backed securities (1)	1,644,741	11,365	7,410	1,648,696
Corporate bonds	305,559	3,108	296	308,371
Asset-backed securities	306,127	2,505	167	308,465
Other	57	-	-	57

Total	$2,529,566	$19,183	$8,279	$2,540,470

As of December 31, 2016

U.S. Treasuries	$170,360	$20	$764	$169,616
U.S. Government agencies	21,053	6	239	20,820
State and political subdivisions	74,555	176	554	74,177
Mortgage-backed securities (1)	1,397,435	8,924	14,677	1,391,682
Corporate bonds	306,824	591	2,023	305,392
Asset-backed securities	468,742	2,798	1,971	469,569
Other	1,182	-	-	1,182

Total	$2,440,151	$12,515	$20,228	$2,432,438

(1) All are residential type mortgage-backed securities or U.S. government agency commercial mortgage backed securities.

Securities with a carrying value of $1.35 billion and $1.45 billion were pledged to secure public deposits, derivatives and other secured borrowings at September 30, 2017 and December 31, 2016, respectively.

The following table summarizes held-to-maturity securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2017

State and political subdivisions	$8,049	$156	$-	$-	$8,049	$156
Mortgage-backed securities	80,277	1,025	18,871	699	99,148	1,724
Total unrealized loss position	$88,326	$1,181	$18,871	$699	$107,197	$1,880

As of December 31, 2016

State and political subdivisions	$18,359	$249	$-	$-	$18,359	$249
Mortgage-backed securities	118,164	2,656	-	-	118,164	2,656
Total unrealized loss position	$136,523	$2,905	$-	$-	$136,523	$2,905

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes available-for-sale securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2017

U.S. Treasuries	$-	$-	$-	$-	$-	$-
U.S. Government agencies	2,656	13	1,007	8	3,663	21
State and political subdivisions	68,936	385	-	-	68,936	385
Mortgage-backed securities	466,703	3,666	155,799	3,744	622,502	7,410
Corporate bonds	31,113	106	810	190	31,923	296
Asset-backed securities	64,580	135	5,027	32	69,607	167
Total unrealized loss position	$633,988	$4,305	$162,643	$3,974	$796,631	$8,279

As of December 31, 2016

U.S. Treasuries	$145,229	$764	$-	$-	$145,229	$764
U.S. Government agencies	19,685	239	-	-	19,685	239
State and political subdivisions	61,782	554	-	-	61,782	554
Mortgage-backed securities	810,686	13,952	26,279	725	836,965	14,677
Corporate bonds	228,504	1,597	15,574	426	244,078	2,023
Asset-backed securities	54,477	540	115,338	1,431	169,815	1,971
Total unrealized loss position	$1,320,363	$17,646	$157,191	$2,582	$1,477,554	$20,228

At September 30, 2017, there were 116 available-for-sale securities and 37 held-to-maturity securities that were in an unrealized loss position. United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at September 30, 2017 were primarily attributable to changes in interest rates and spread relationships.

Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. No impairment charges were recognized during the three or nine months ended September 30, 2017 or 2016.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes available-for-sale securities sales activity for the three and nine months ended September 30, 2017 and 2016 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds from sales	$181,119	$100,867	$275,769	$189,164
Gross gains on sales	$923	$607	$1,248	$1,565
Gross losses on sales	(735)	(346)	(1,058)	(643)
Net gains on sales of securities	$188	$261	$190	$922
Income tax expense attributable to sales	$73	$101	$72	$348

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amortized cost and fair value of held-to-maturity and available-for-sale securities at September 30, 2017, by contractual maturity, are presented in the following table (in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

US Treasuries:
1 to 5 years	$44,523	$44,827	$-	$-
5 to 10 years	29,911	29,937	-	-
	74,434	74,764	-	-

US Government agencies:
1 to 5 years	2,103	2,117	-	-
5 to 10 years	19,757	19,913	-	-
More than 10 years	5,416	5,698	-	-
	27,276	27,728	-	-

State and political subdivisions:
Within 1 year	1,500	1,515	4,092	4,146
1 to 5 years	29,696	29,617	13,661	14,182
5 to 10 years	44,422	44,740	16,956	18,423
More than 10 years	95,754	96,517	24,208	24,150
	171,372	172,389	58,917	60,901

Corporate bonds:
1 to 5 years	258,158	260,793	-	-
5 to 10 years	46,401	46,768	-	-
More than 10 years	1,000	810	-	-
	305,559	308,371	-	-

Asset-backed securities:
1 to 5 years	6,951	7,121	-	-
5 to 10 years	113,881	114,465	-	-
More than 10 years	185,295	186,879	-	-
	306,127	308,465	-	-

Other:
More than 10 years	57	57	-	-
	57	57	-	-

Total securities other than mortgage-backed securities:
Within 1 year	1,500	1,515	4,092	4,146
1 to 5 years	341,431	344,475	13,661	14,182
5 to 10 years	254,372	255,823	16,956	18,423
More than 10 years	287,522	289,961	24,208	24,150

Mortgage-backed securities	1,644,741	1,648,696	247,824	249,545

	$2,529,566	$2,540,470	$306,741	$310,446

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

 Note 6 – Loans and Allowance for Credit Losses

Major classifications of loans are summarized as of the dates indicated as follows (in thousands).

	September 30,	December 31,
	2017	2016

Owner occupied commercial real estate	$1,791,762	$1,650,360
Income producing commercial real estate	1,413,104	1,281,541
Commercial & industrial	1,083,591	1,069,715
Commercial construction	583,344	633,921
Total commercial	4,871,801	4,635,537
Residential mortgage	933,205	856,725
Home equity lines of credit	688,875	655,410
Residential construction	190,047	190,043
Consumer installment	118,742	123,567
Indirect auto	400,267	459,354

Total loans	7,202,937	6,920,636

Less allowance for loan losses	(58,605)	(61,422)

Loans, net	$7,144,332	$6,859,214

At September 30, 2017 and December 31, 2016, loans totaling $3.57 billion and $3.33 billion, respectively, were pledged as collateral to secure Federal Home Loan Bank advances and other contingent funding sources.

At September 30, 2017, the carrying value and outstanding balance of purchased credit impaired (“PCI”) loans accounted for under ASC 310-30 were $68.7 million and $104 million, respectively. At December 31, 2016, the carrying value and outstanding balance of PCI loans were $62.8 million and $87.9 million, respectively. The following table presents changes in the value of the accretable yield for PCI loans for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$11,365	$5,337	$7,981	$4,279
Additions due to acquisitions	3,410	2,113	3,410	2,113
Accretion	(2,075)	(1,116)	(5,177)	(3,058)
Reclassification from nonaccretable difference	1,163	1,455	5,879	2,908
Changes in expected cash flows that do not affect nonaccretable difference	735	362	2,505	1,909
Balance at end of period	$14,598	$8,151	$14,598	$8,151

In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC 310-30 are also accreted to interest revenue over the life of the loans. At September 30, 2017 and December 31, 2016, the remaining accretable fair value marks on loans acquired through a business combination and not accounted for under ASC 310-30 were $9.19 million and $7.14 million, respectively. In addition, indirect auto loans purchased at a premium outside of a business combination have a remaining premium of $9.19 million and $11.4 million, respectively, as of September 30, 2017 and December 31, 2016. During the three months ended September 30, 2017, United did not purchase indirect auto loans. During the nine months ended September 30, 2017, United purchased indirect auto loans of $81.7 million. During the three and nine months ended September 30, 2016, United purchased indirect auto loans of $38.8 million and $149 million, respectively.

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

	2017					2016
Three Months Ended September 30,	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Charge- Offs	Recoveries	(Release) Provision	Ending Balance

Owner occupied commercial real estate	$15,422	$(100)	$144	$(624)	$14,842	$15,675	$(461)	$415	$(353)	$15,276
Income producing commercial real estate	9,354	(1,235)	76	1,138	9,333	8,683	(206)	136	1,477	10,090
Commercial & industrial	3,620	(329)	529	690	4,510	3,202	(850)	398	690	3,440
Commercial construction	11,038	(206)	320	(946)	10,206	13,097	(30)	224	(2,367)	10,924
Residential mortgage	9,798	(396)	83	145	9,630	11,329	(63)	109	64	11,439
Home equity lines of credit	4,590	(321)	265	187	4,721	5,247	(321)	54	197	5,177
Residential construction	3,084	(57)	21	(92)	2,956	4,851	(253)	10	(267)	4,341
Consumer installment	584	(475)	314	292	715	723	(426)	190	183	670
Indirect auto	2,010	(333)	65	(50)	1,692	1,446	(354)	69	443	1,604
Total allowance for loan losses	59,500	(3,452)	1,817	740	58,605	64,253	(2,964)	1,605	67	62,961
Allowance for unfunded commitments	2,222	-	-	260	2,482	2,369	-	-	(367)	2,002
Total allowance for credit losses	61,722	(3,452)	1,817	1,000	61,087	$66,622	$(2,964)	$1,605	$(300)	$64,963

Nine Months Ended September 30,	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Charge- Offs	Recoveries	(Release) Provision	Ending Balance

Owner occupied commercial real estate	$16,446	$(283)	$501	$(1,822)	$14,842	$18,016	$(1,929)	$605	$(1,416)	$15,276
Income producing commercial real estate	8,843	(2,335)	123	2,702	9,333	11,548	(788)	463	(1,133)	10,090
Commercial & industrial	3,810	(1,143)	1,141	702	4,510	4,433	(1,645)	1,302	(650)	3,440
Commercial construction	13,405	(769)	912	(3,342)	10,206	9,553	(392)	617	1,146	10,924
Residential mortgage	8,545	(1,069)	200	1,954	9,630	12,719	(776)	248	(752)	11,439
Home equity lines of credit	4,599	(1,216)	485	853	4,721	5,956	(1,513)	361	373	5,177
Residential construction	3,264	(127)	153	(334)	2,956	4,002	(531)	61	809	4,341
Consumer installment	708	(1,374)	716	665	715	828	(1,123)	625	340	670
Indirect auto	1,802	(1,066)	214	742	1,692	1,393	(953)	141	1,023	1,604
Total allowance for loan losses	61,422	(9,382)	4,445	2,120	58,605	68,448	(9,650)	4,423	(260)	62,961
Allowance for unfunded commitments	2,002	-	-	480	2,482	2,542	-	-	(540)	2,002
Total allowance for credit losses	$63,424	$(9,382)	$4,445	$2,600	$61,087	$70,990	$(9,650)	$4,423	$(800)	$64,963

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table represents the recorded investment in loans by portfolio segment and the balance of the allowance for loan losses assigned to each segment based on the method of evaluating the loans for impairment as of the dates indicated (in thousands).

	Allowance for Loan Losses
	September 30, 2017				December 31, 2016
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance

Owner occupied commercial real estate	$1,131	$13,711	$-	$14,842	$1,746	$14,700	$-	$16,446
Income producing commercial real estate	869	8,439	25	9,333	885	7,919	39	8,843
Commercial & industrial	1,040	3,470	-	4,510	58	3,752	-	3,810
Commercial construction	165	10,040	1	10,206	168	13,218	19	13,405
Residential mortgage	1,111	8,504	15	9,630	517	7,997	31	8,545
Home equity lines of credit	-	4,721	-	4,721	2	4,597	-	4,599
Residential construction	82	2,874	-	2,956	64	3,198	2	3,264
Consumer installment	8	705	2	715	12	696	-	708
Indirect auto	30	1,662	-	1,692	-	1,802	-	1,802
Total allowance for loan losses	4,436	54,126	43	58,605	3,452	57,879	91	61,422
Allowance for unfunded commitments	-	2,482	-	2,482	-	2,002	-	2,002
Total allowance for credit losses	$4,436	$56,608	$43	$61,087	$3,452	$59,881	$91	$63,424

	Loans Outstanding
	September 30, 2017				December 31, 2016
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance

Owner occupied commercial real estate	$29,429	$1,744,318	$18,015	$1,791,762	$31,421	$1,600,355	$18,584	$1,650,360
Income producing commercial real estate	26,061	1,361,914	25,129	1,413,104	30,459	1,225,763	25,319	1,281,541
Commercial & industrial	5,653	1,076,890	1,048	1,083,591	1,915	1,066,764	1,036	1,069,715
Commercial construction	4,728	569,841	8,775	583,344	5,050	620,543	8,328	633,921
Residential mortgage	14,352	906,287	12,566	933,205	13,706	836,624	6,395	856,725
Home equity lines of credit	204	687,228	1,443	688,875	63	653,337	2,010	655,410
Residential construction	1,544	188,054	449	190,047	1,594	187,516	933	190,043
Consumer installment	293	117,146	1,303	118,742	290	123,118	159	123,567
Indirect auto	1,312	398,955	-	400,267	1,165	458,189	-	459,354
Total loans	$83,576	$7,050,633	$68,728	$7,202,937	$85,663	$6,772,209	$62,764	$6,920,636

Management individually evaluates for impairment all non-PCI relationships that are on nonaccrual with a balance of $500,000 or greater, all troubled debt restructurings (“TDRs”), and all accruing substandard loans greater than $2 million. Impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. A specific reserve is established for impaired loans for the amount of calculated impairment. Interest payments received on impaired nonaccrual loans are applied as a reduction of the recorded investment in the loan. For impaired loans not on nonaccrual status, interest is accrued according to the terms of the loan agreement.

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

The following table presents loans individually evaluated for impairment by class of loans as of the dates indicated (in thousands).

	September 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Owner occupied commercial real estate	$8,958	$8,126	$-	$9,171	$8,477	$-
Income producing commercial real estate	14,739	14,739	-	16,864	16,864	-
Commercial & industrial	2,387	2,100	-	421	334	-
Commercial construction	981	776	-	845	841	-
Total commercial	27,065	25,741	-	27,301	26,516	-
Residential mortgage	2,980	2,885	-	630	628	-
Home equity lines of credit	393	204	-	-	-	-
Residential construction	239	164	-	-	-	-
Consumer installment	30	30	-	-	-	-
Indirect auto	134	134	-	1,165	1,165	-
Total with no related allowance recorded	30,841	29,158	-	29,096	28,309	-

With an allowance recorded:
Owner occupied commercial real estate	21,645	21,303	1,131	23,574	22,944	1,746
Income producing commercial real estate	11,421	11,322	869	13,681	13,595	885
Commercial & industrial	3,655	3,553	1,040	1,679	1,581	58
Commercial construction	4,490	3,952	165	4,739	4,209	168
Total commercial	41,211	40,130	3,205	43,673	42,329	2,857
Residential mortgage	12,009	11,467	1,111	13,565	13,078	517
Home equity lines of credit	-	-	-	63	63	2
Residential construction	1,458	1,380	82	1,947	1,594	64
Consumer installment	267	263	8	293	290	12
Indirect auto	1,178	1,178	30	-	-	-
Total with an allowance recorded	56,123	54,418	4,436	59,541	57,354	3,452
Total	$86,964	$83,576	$4,436	$88,637	$85,663	$3,452

As of September 30, 2017 and December 31, 2016, $2.98 million and $2.90 million, respectively, of specific reserves were allocated to customers whose loan terms have been modified in TDRs. United committed to lend additional amounts totaling up to $45,000 and $95,000, respectively, at September 30, 2017 and December 31, 2016 to customers with outstanding loans that are classified as TDRs.

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

Loans modified under the terms of a TDR during the three and nine months ended September 30, 2017 and 2016 are presented in the table below. In addition, the following table presents loans modified under the terms of a TDR that defaulted (became 90 days or more delinquent) during the periods presented and were initially restructured within one year prior to default (dollars in thousands).

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	New TDRs
		Pre- Modification Outstanding	Post- Modification Outstanding Recorded Investment by Type of Modification				TDRs Modified Within the Previous Twelve Months That Have Subsequently Defaulted
	Number of Contracts	Recorded Investment	Rate Reduction	Structure	Other	Total	Number of Contracts	Recorded Investment

Three Months Ended September 30, 2017

Owner occupied commercial real estate	3	$743	$-	$301	$108	$409	-	$-
Income producing commercial real estate	1	31	-	-	26	26	-	-
Commercial & industrial	1	22	-	22	-	22	-	-
Commercial construction	-	-	-	-	-	-	-	-
Total commercial	5	796	-	323	134	457	-	-
Residential mortgage	9	773	-	773	-	773	1	160
Home equity lines of credit	-	-	-	-	-	-	-	-
Residential construction	1	31	-	31	-	31	-	-
Consumer installment	1	10	-	10	-	10	-	-
Indirect auto	10	188	-	-	188	188	-	-
Total loans	26	$1,798	$-	$1,137	$322	$1,459	1	$160

Nine Months Ended September 30, 2017

Owner occupied commercial real estate	6	$2,603	$-	$2,161	$108	$2,269	-	$-
Income producing commercial real estate	2	257	-	-	252	252	-	-
Commercial & industrial	3	75	-	75	-	75	-	-
Commercial construction	-	-	-	-	-	-	-	-
Total commercial	11	2,935	-	2,236	360	2,596	-	-
Residential mortgage	21	1,609	-	1,609	-	1,609	3	815
Home equity lines of credit	1	296	-	-	176	176	-	-
Residential construction	2	71	40	31	-	71	-	-
Consumer installment	2	16	-	16	-	16	-	-
Indirect auto	23	521	-	-	521	521	-	-
Total loans	60	$5,448	$40	$3,892	$1,057	$4,989	3	$815

Three Months Ended September 30, 2016

Owner occupied commercial real estate	1	$1,007	$-	$1,007	$-	$1,007	-	$-
Income producing commercial real estate	1	257	-	257	-	257	-	-
Commercial & industrial	2	66	-	66	-	66	2	34
Commercial construction	1	224	-	224	-	224	-	-
Total commercial	5	1,554	-	1,554	-	1,554	2	34
Residential mortgage	6	605	-	550	-	550	-	-
Home equity lines of credit	-	-	-	-	-	-	-	-
Residential construction	1	48	-	48	-	48	-	-
Consumer installment	2	14	-	14	-	14	-	-
Indirect auto	8	226	-	-	226	226	-	-
Total loans	22	$2,447	$-	$2,166	$226	$2,392	2	$34

Nine Months Ended September 30, 2016

Owner occupied commercial real estate	8	$2,699	$-	$2,699	$-	$2,699	1	$252
Income producing commercial real estate	1	257	-	257	-	257	-	-
Commercial & industrial	5	1,012	-	1,012	-	1,012	2	34
Commercial construction	3	459	-	393	66	459	-	-
Total commercial	17	4,427	-	4,361	66	4,427	3	286
Residential mortgage	23	3,033	1,957	982	-	2,939	1	85
Home equity lines of credit	1	38	38	-	-	38	-	-
Residential construction	5	307	45	125	82	252	-	-
Consumer installment	3	34	-	34	-	34	-	-
Indirect auto	26	699	-	-	699	699	-	-
Total loans	75	$8,538	$2,040	$5,502	$847	$8,389	4	$371

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

	2017			2016
	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received
Three Months Ended September 30,
Owner occupied commercial real estate	$29,764	$307	$331	$35,714	$434	$433
Income producing commercial real estate	26,203	329	331	31,753	416	380
Commercial & industrial	5,492	53	65	2,553	33	33
Commercial construction	4,863	51	48	5,984	66	69
Total commercial	66,322	740	775	76,004	949	915
Residential mortgage	14,448	139	139	14,060	140	140
Home equity lines of credit	207	4	4	103	1	1
Residential construction	1,561	24	24	1,542	19	17
Consumer installment	300	6	5	291	5	6
Indirect auto	1,339	18	18	959	11	11
Total	$84,177	$931	$965	$92,959	$1,125	$1,090

Nine Months Ended September 30,

Owner occupied commercial real estate	$30,149	$1,023	$1,043	$33,997	$1,280	$1,307
Income producing commercial real estate	27,794	1,039	1,023	32,013	1,054	1,047
Commercial & industrial	3,103	106	110	2,614	98	94
Commercial construction	5,511	174	178	6,135	201	208
Total commercial	66,557	2,342	2,354	74,759	2,633	2,656
Residential mortgage	14,266	407	429	14,224	502	499
Home equity lines of credit	274	7	9	103	3	3
Residential construction	1,581	70	71	1,699	67	66
Consumer installment	298	17	17	303	17	18
Indirect auto	1,199	46	46	871	33	33
Total	$84,175	$2,889	$2,926	$91,959	$3,255	$3,275

Nonaccrual loans include both homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans, based on the size of the loan. United’s policy is to place loans on nonaccrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in full or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is classified on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Principal and interest payments received on a nonaccrual loan are applied to reduce the loan’s recorded investment.

PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered to be performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at September 30, 2017 or December 31, 2016 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms was approximately $291,000 and $262,000 for the three months ended September 30, 2017 and 2016, respectively, and $814,000 and $686,000 for the nine months ended September 30, 2017 and 2016, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the recorded investment in nonaccrual loans by loan class as of the dates indicated (in thousands).

	September 30,	December 31,
	2017	2016

Owner occupied commercial real estate	$5,027	$7,373
Income producing commercial real estate	2,042	1,324
Commercial & industrial	2,378	966
Commercial construction	1,376	1,538
Total commercial	10,823	11,201
Residential mortgage	8,559	6,368
Home equity lines of credit	1,898	1,831
Residential construction	178	776
Consumer installment	84	88
Indirect auto	1,379	1,275
Total	$22,921	$21,539

Excluding PCI loans, substantially all loans more than 90 days past due were on nonaccrual status at September 30, 2017 and December 31, 2016. The following table presents the aging of the recorded investment in past due loans by class of loans as of the dates indicated (in thousands).

	Loans Past Due				Loans Not
	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Past Due	PCI Loans	Total
As of September 30, 2017

Owner occupied commercial real estate	$4,017	$1,236	$2,176	$7,429	$1,766,318	$18,015	$1,791,762
Income producing commercial real estate	1,189	595	463	2,247	1,385,728	25,129	1,413,104
Commercial & industrial	3,088	1,008	1,006	5,102	1,077,441	1,048	1,083,591
Commercial construction	494	5	219	718	573,851	8,775	583,344
Total commercial	8,788	2,844	3,864	15,496	4,803,338	52,967	4,871,801
Residential mortgage	6,133	1,883	3,301	11,317	909,322	12,566	933,205
Home equity lines of credit	2,545	666	608	3,819	683,613	1,443	688,875
Residential construction	400	110	16	526	189,072	449	190,047
Consumer installment	544	39	28	611	116,828	1,303	118,742
Indirect auto	936	415	1,047	2,398	397,869	-	400,267
Total loans	$19,346	$5,957	$8,864	$34,167	$7,100,042	$68,728	$7,202,937

As of December 31, 2016

Owner occupied commercial real estate	$2,195	$1,664	$3,386	$7,245	$1,624,531	$18,584	$1,650,360
Income producing commercial real estate	1,373	355	330	2,058	1,254,164	25,319	1,281,541
Commercial & industrial	943	241	178	1,362	1,067,317	1,036	1,069,715
Commercial construction	452	14	292	758	624,835	8,328	633,921
Total commercial	4,963	2,274	4,186	11,423	4,570,847	53,267	4,635,537
Residential mortgage	7,221	1,799	1,700	10,720	839,610	6,395	856,725
Home equity lines of credit	1,996	101	957	3,054	650,346	2,010	655,410
Residential construction	950	759	51	1,760	187,350	933	190,043
Consumer installment	633	117	35	785	122,623	159	123,567
Indirect auto	1,109	301	909	2,319	457,035	-	459,354
Total loans	$16,872	$5,351	$7,838	$30,061	$6,827,811	$62,764	$6,920,636

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Based on the most recent analysis performed, the risk category of loans by class of loans as of the dates indicated is as follows (in thousands).

				Doubtful /
	Pass	Watch	Substandard	Loss	Total
As of September 30, 2017

Owner occupied commercial real estate	$1,708,659	$32,450	$32,638	$-	$1,773,747
Income producing commercial real estate	1,337,358	30,584	20,033	-	1,387,975
Commercial & industrial	1,054,999	14,645	12,899	-	1,082,543
Commercial construction	563,616	5,006	5,947	-	574,569
Total commercial	4,664,632	82,685	71,517	-	4,818,834
Residential mortgage	899,000	-	21,639	-	920,639
Home equity lines of credit	680,711	-	6,721	-	687,432
Residential construction	187,684	-	1,914	-	189,598
Consumer installment	116,877	-	562	-	117,439
Indirect auto	397,203	-	3,064	-	400,267
Total loans, excluding PCI loans	$6,946,107	$82,685	$105,417	$-	$7,134,209

Owner occupied commercial real estate	$3,628	$4,851	$9,536	$-	$18,015
Income producing commercial real estate	12,459	9,739	2,931	-	25,129
Commercial & industrial	426	403	219	-	1,048
Commercial construction	4,742	2,391	1,642	-	8,775
Total commercial	21,255	17,384	14,328	-	52,967
Residential mortgage	9,732	-	2,834	-	12,566
Home equity lines of credit	663	-	780	-	1,443
Residential construction	431	-	18	-	449
Consumer installment	1,273	-	30	-	1,303
Indirect auto	-	-	-	-	-
Total PCI loans	$33,354	$17,384	$17,990	$-	$68,728

As of December 31, 2016

Owner occupied commercial real estate	$1,577,301	$18,029	$36,446	$-	$1,631,776
Income producing commercial real estate	1,220,626	8,502	27,094	-	1,256,222
Commercial & industrial	1,055,282	4,188	9,209	-	1,068,679
Commercial construction	612,900	6,166	6,527	-	625,593
Total commercial	4,466,109	36,885	79,276	-	4,582,270
Residential mortgage	829,844	-	20,486	-	850,330
Home equity lines of credit	647,425	-	5,975	-	653,400
Residential construction	185,643	-	3,467	-	189,110
Consumer installment	122,736	-	672	-	123,408
Indirect auto	456,717	-	2,637	-	459,354
Total loans, excluding PCI loans	$6,708,474	$36,885	$112,513	$-	$6,857,872

Owner occupied commercial real estate	$2,044	$3,444	$13,096	$-	$18,584
Income producing commercial real estate	13,236	8,474	3,609	-	25,319
Commercial & industrial	216	160	660	-	1,036
Commercial construction	3,212	1,265	3,851	-	8,328
Total commercial	18,708	13,343	21,216	-	53,267
Residential mortgage	5,189	-	1,206	-	6,395
Home equity lines of credit	1,094	-	916	-	2,010
Residential construction	898	-	35	-	933
Consumer installment	159	-	-	-	159
Indirect auto	-	-	-	-	-
Total PCI loans	$26,048	$13,343	$23,373	$-	$62,764
25

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the details regarding amounts reclassified out of accumulated other comprehensive income for the periods indicated (in thousands).

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Affected Line Item in the Statement
Comprehensive Income Components	2017	2016	2017	2016	Where Net Income is Presented

Realized gains on available-for-sale securities:
	$188	$261	$190	$922	Securities gains, net
	(73)	(101)	(72)	(348)	Tax expense
	$115	$160	$118	$574	Net of tax

Amortization of losses included in net income on available-for-sale securities transferred to held to maturity:
	$(278)	$(663)	$(849)	$(1,601)	Investment securities interest revenue
	105	237	319	596	Tax benefit
	$(173)	$(426)	$(530)	$(1,005)	Net of tax

Gains included in net income on derivative financial instruments accounted for as cash flow hedges:
Amortization of losses on de-designated positions	$-	$-	$-	$(7)	Deposits in banks and short-term investments interest revenue
Amortization of losses on de-designated positions	(150)	(153)	(448)	(495)	Money market deposit interest expense
Amortization of losses on de-designated positions	-	(313)	(292)	(924)	Federal Home Loan Bank advances interest expense
	(150)	(466)	(740)	(1,426)	Total before tax
	58	181	288	555	Tax benefit
	$(92)	$(285)	$(452)	$(871)	Net of tax

Reclassification of disproportionate tax effect related to terminated cash flow hedges:
	$-	$-	$(3,400)	$-	Income tax expense

Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan:
Prior service cost	$(140)	$(125)	$(420)	$(375)	Salaries and employee benefits expense
Actuarial losses	(60)	(42)	(180)	(126)	Salaries and employee benefits expense
	(200)	(167)	(600)	(501)	Total before tax
	78	65	235	195	Tax benefit
	$(122)	$(102)	$(365)	$(306)	Net of tax

Total reclassifications for the period	$(272)	$(653)	$(4,629)	$(1,608)	Net of tax

Amounts shown above in parentheses reduce earnings.

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

During the nine months ended September 30, 2016, United accrued dividends of $21,000 on its Series H preferred stock. The Series H preferred stock was redeemed in the first quarter of 2016; accordingly, United did not accrue any dividends in 2017 or the third quarter of 2016.

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$27,946	$25,874	$79,737	$73,435
Dividends and undistributed earnings allocated to unvested shares	(227)	-	(659)	-
Preferred dividends	-	-	-	(21)
Net income available to common shareholders	$27,719	$25,874	$79,078	$73,414

Weighted average shares outstanding:
Basic	73,151	71,556	72,060	71,992
Effect of dilutive securities
Stock options	11	5	11	4
Diluted	73,162	71,561	72,071	71,996

Net income per common share:
Basic	$.38	$.36	$1.10	$1.02
Diluted	$.38	$.36	$1.10	$1.02

At September 30, 2017, United had the following potentially dilutive stock options and warrants outstanding: a warrant to purchase 219,909 shares of common stock at $61.40 per share; 60,489 shares of common stock issuable upon exercise of stock options granted to employees with a weighted average exercise price of $24.15; and 710,145 shares of common stock issuable upon the vesting of restricted stock unit awards.

At September 30, 2016, United had the following potentially dilutive stock options and warrants outstanding: a warrant to purchase 219,909 shares of common stock at $61.40 per share; 185,688 shares of common stock issuable upon exercise of stock options granted to employees with a weighted average exercise price of $77.63; and 674,862 shares of common stock issuable upon the vesting of restricted stock unit awards.

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

Derivatives designated as hedging instruments under ASC 815
		Fair Value
Interest Rate Products	Balance Sheet Location	September 30, 2017	December 31, 2016

Fair value hedge of corporate bonds	Derivative assets	$67	$265
		$67	$265

Fair value hedge of brokered CDs	Derivative liabilities	$1,816	$1,980
		$1,816	$1,980

Derivatives not designated as hedging instruments under ASC 815
		Fair Value
Interest Rate Products	Balance Sheet Location	September 30, 2017	December 31, 2016

Customer derivative positions	Derivative assets	$4,804	$5,266
Dealer offsets to customer derivative positions	Derivative assets	4,424	3,869
Mortgage banking - loan commitment	Derivative assets	1,193	1,552
Mortgage banking - forward sales commitment	Derivative assets	149	534
Bifurcated embedded derivatives	Derivative assets	9,925	10,225
Interest rate caps	Derivative assets	410	-
Offsetting positions for de-designated hedges	Derivative assets	-	1,977
		$20,905	$23,423

Customer derivative positions	Derivative liabilities	$4,524	$3,897
Dealer offsets to customer derivative positions	Derivative liabilities	3,054	5,328
Risk participations	Derivative liabilities	22	26
Mortgage banking - forward sales commitment	Derivative liabilities	3	96
Dealer offsets to bifurcated embedded derivatives	Derivative liabilities	13,210	14,341
De-designated hedges	Derivative liabilities	297	1,980
		$21,110	$25,668

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

Cash Flow Hedges of Interest Rate Risk

At September 30, 2017 and December 31, 2016 United did not have any designated cash flow hedges. Changes in balance sheet composition and interest rate risk position made cash flow hedges no longer necessary as protection against rising interest rates. The loss remaining in other comprehensive income on the de-designated swaps is being amortized into earnings over the original term of the swaps as the forecasted transactions that the swaps were originally designated to hedge are still expected to occur. United expects that $545,000 will be reclassified as an increase to interest expense over the next twelve months related to these cash flow hedges.

The table below presents the effect of cash flow hedges on the consolidated statement of income for the periods indicated (in thousands).

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2017	2016	Location	2017	2016	Location	2017	2016

Three Months Ended September 30,

Interest rate swaps	$-	$-	Interest expense	$(150)	$(466)	Interest expense	$-	$-

Nine Months Ended September 30,
Interest rate swaps	$-	$-	Interest expense	$(740)	$(1,426)	Interest expense	$-	$-

Fair Value Hedges of Interest Rate Risk

United is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in interest rates. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in interest rates. Interest rate swaps designated as fair value hedges of brokered deposits involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate swaps designated as fair value hedges of fixed-rate investments involve the receipt of variable-rate payments from a counterparty in exchange for United making fixed-rate payments over the life of the instrument without the exchange of the underlying notional amount. At September 30, 2017, United had four interest rate swaps with a notional amount of $40.7 million that were designated as fair value hedges of interest rate risk and were pay-variable / receive-fixed swaps hedging the changes in the fair value of fixed-rate brokered time deposits resulting from changes in interest rates. Also at September 30, 2017, United had one interest rate swap with a notional value of $30.0 million that was designated as a pay-fixed / receive-variable fair value hedge of changes in the fair value of a fixed-rate corporate bond. At December 31, 2016, United had one interest rate swap with an aggregate notional amount of $12.8 million that was designated as a fair value hedge of interest rate risk and was pay-variable / receive-fixed, hedging the changes in the fair value of fixed-rate brokered time deposits resulting from changes in interest rates. Also at December 31, 2016, United had one interest rate swap with a notional value of $30 million that was designated as a pay-fixed / receive-variable fair value hedge of changes in the fair value of a fixed-rate corporate bond.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives. During the three and nine months ended September 30, 2017, United recognized net losses of $160,000 and $612,000, respectively, related to ineffectiveness in the fair value hedging relationships. During the three and nine months ended September 30, 2016, United recognized net gains of $1.51 million and $2.37 million, respectively, related to ineffectiveness in the fair value hedging relationships. United also recognized net reductions of interest expense of $40,000 and $137,000, respectively, for the three and nine months ended September 30, 2017 and net reductions of interest expense of $388,000 and $1.63 million, respectively, for the three and nine months ended September 30, 2016 related to fair value hedges of brokered time deposits, which includes net settlements on the derivatives. United recognized reductions of interest revenue on securities during the three and nine months ended September 30, 2017 of $71,000 and $244,000, respectively, and reductions of interest revenue on securities during the three and nine months ended September 30, 2016 of $262,000 and $508,000, respectively, related to fair value hedges of corporate bonds.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The table below presents the effect of derivatives in fair value hedging relationships on the consolidated statement of income for the periods indicated (in thousands).

	Location of Gain	Amount of Gain (Loss)		Amount of Gain (Loss)
	(Loss) Recognized	Recognized in Income		Recognized in Income
	in Income on	on Derivative		on Hedged Item
	Derivative	2017	2016	2017	2016

Three Months Ended September 30,
Fair value hedges of brokered CDs	Interest expense	$(217)	$(389)	$95	$1,945
Fair value hedges of corporate bonds	Interest revenue	20	262	(58)	(307)
		$(197)	$(127)	$37	$1,638

Nine Months Ended September 30,
Fair value hedges of brokered CDs	Interest expense	$(418)	$2,882	$(60)	$(268)
Fair value hedges of corporate bonds	Interest revenue	(197)	(2,145)	63	1,896
		$(615)	$737	$3	$1,628

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

		Amount of Gain (Loss) Recognized in Income on
	Location of Gain	Derivative
	(Loss) Recognized in Income on	Three Months Ended September 30,		Nine Months Ended September 30,
	Derivative	2017	2016	2017	2016

Customer derivatives and dealer offsets	Other fee revenue	$554	$1,115	$1,804	$2,952
Bifurcated embedded derivatives and dealer offsets	Other fee revenue	225	291	431	(125)
Interest rate caps	Other fee revenue	(67)	-	23	-
De-designated hedges	Other fee revenue	30	-	34	-
Mortgage banking derivatives	Mortgage loan revenue	303	884	(573)	884
Risk participations	Other fee revenue	(1)	331	4	331
		$1,044	$2,621	$1,723	$4,042

Credit-Risk-Related Contingent Features

United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. As of September 30, 2017, collateral totaling $20.9 million was pledged toward derivatives in a liability position.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 10 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options, restricted stock and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan). Through September 30, 2017, incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards, base salary stock grants and performance share awards have been granted under the plan. As of September 30, 2017, 1.94 million additional shares remained available for grant under the plan.

The following table shows stock option activity for the first nine months of 2017.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinisic Value ($000)

Outstanding at December 31, 2016	72,665	$34.34
Expired	(1,538)	147.60
Cancelled	(10,638)	75.91
Outstanding at September 30, 2017	60,489	24.15	3.3	$365

Exercisable at September 30, 2017	55,489	24.82	3.0	306

The fair value of each option is estimated on the date of grant using the Black-Scholes model. No stock options were granted during the nine months ended September 30, 2017 and 2016.

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

United recognized $22,000 and $23,000, respectively, in compensation expense related to stock options during the nine months ended September 30, 2017 and 2016. The amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. No options were exercised during the first nine months of 2017 or 2016.

The table below presents restricted stock units activity for the first nine months of 2017.

Restricted Stock Unit Awards	Shares	Weighted- Average Grant- Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinisic Value ($000)

Outstanding at December 31, 2016	690,970	$18.60
Granted	259,220	26.48
Vested	(230,080)	17.09		$6,326
Cancelled	(9,965)	19.99
Outstanding at September 30, 2017	710,145	22.06	3.2	20,268

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Compensation expense for restricted stock units is based on the fair value of restricted stock unit awards at the time of grant, which is equal to the value of United’s common stock on the date of grant. United recognizes the impact of forfeitures as they occur. The value of restricted stock unit awards is amortized into expense over the vesting period. For the nine months ended September 30, 2017 and 2016, expense of $4.13 million and $3.16 million, respectively, was recognized related to employee restricted stock unit awards. Of the expense recognized related to restricted stock unit awards during the nine months ended September 30, 2017, $696,000 relates to the modification of existing awards resulting from an acceleration of vesting of unvested awards due to retirement which was recognized in merger-related and other charges. The remaining expense of $3.43 million was recognized in compensation expense. In addition, for the nine months ended September 30, 2017 and 2016, $212,000 and $75,000, respectively, was recognized in other operating expense for restricted stock unit awards granted to members of United’s board of directors.

As of September 30, 2017, there was $12.4 million of unrecognized expense related to non-vested stock options and restricted stock unit awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 3.14 years.

Note 11 – Common and Preferred Stock Issued / Common Stock Issuable

United sponsors a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from United. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. In the nine months ended September 30, 2017 and 2016, 2,842 shares and 2,938 shares, respectively, were issued through the DRIP.

In addition, United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a 10% discount, with no commission charges. During the first nine months of 2017 and 2016, United issued 10,265 shares and 12,906 shares, respectively, through the ESPP.

United offers its common stock as an investment option in its deferred compensation plan. United also allows for the deferral of restricted stock unit awards. The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable. The deferred compensation plan does not allow for diversification once an election is made to invest in United’s common stock and settlement must be accomplished in shares at the time the deferral period is completed. At September 30, 2017 and December 31, 2016, 588,445 and 519,874 shares of common stock, respectively, were issuable under the deferred compensation plan.

On March 22, 2016, United announced that its Board of Directors had authorized a program to repurchase up to $50 million of United’s outstanding common stock through December 31, 2017. Under the program, the shares may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program depends on a number of factors, including the market price of United’s common stock, general market and economic conditions, and applicable legal requirements. During the first nine months of 2017, United did not repurchase any shares under the program. As of September 30, 2017, $36.3 million of United’s outstanding common stock may be repurchased under the program. In November of 2017, the Board of Directors extended this program through December 31, 2018.

Note 12 – Income Taxes

The income tax provision for the three and nine months ended September 30, 2017 was $15.7 million and $50.7 million, respectively, which represents effective tax rates of 36.0% and 38.9%, respectively, for each period. The income tax provision for the three and nine months ended September 30, 2016 was $15.8 million and $44.7 million, respectively, which represents an effective tax rate of 37.8% for both periods. Upon reversal of United’s former full deferred tax valuation allowance in 2013, certain disproportionate tax effects were retained in accumulated other comprehensive income (loss). During the first quarter of 2017, with the maturity and termination of certain dedesignated cash flow hedges, the disproportionate tax effect associated with these hedges was reversed and recorded as a tax expense of $3.40 million, which was the primary reason for the increase in the effective tax rate compared to the first nine months of 2016.

At September 30, 2017 and December 31, 2016, United maintained a valuation allowance on its net deferred tax asset of $4.20 million and $3.88 million, respectively. Management assesses the valuation allowance recorded against its net deferred tax asset at each reporting period. The determination of whether a valuation allowance for its net deferred tax asset is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

United evaluated the need for a valuation allowance at September 30, 2017. Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of its net deferred tax asset will be realized based upon future taxable income. The remaining valuation allowance of $4.20 million is related to specific state income tax credits that have short carryforward periods and are expected to expire unused.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management's conclusion at September 30, 2017 that it was more likely than not that the net deferred tax asset of $129 million will be realized is based upon internal forecasts that consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of its net deferred tax asset. Such an increase to the net deferred tax asset valuation allowance could have a material adverse effect on United’s financial condition and results of operations.

United is subject to income taxation in the United States and various state jurisdictions. United’s federal and state income tax returns are filed on a consolidated basis. Currently, no years for which United filed a federal income tax return are under examination by the IRS, and there are no state tax examinations currently in progress. United is no longer subject to income tax examinations from state and local income tax authorities for years before 2014. Although it is not possible to know the ultimate outcome of future examinations, management believes that the liability recorded for uncertain tax positions is appropriate. At September 30, 2017 and December 31, 2016, unrecognized income tax benefits totaled $3.87 million and $3.89 million, respectively.

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

Although management has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2017, management had assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Derivatives classified as Level 3 included structured derivatives for which broker quotes, used as a key valuation input, were not observable consistent with a Level 2 disclosure. The fair value of risk participations incorporates Level 3 inputs to evaluate the likelihood of customer default. The fair value of interest rate lock commitments, which is related to mortgage loan commitments, is categorized as Level 3 based on unobservable inputs for commitments that United does not expect to fund.

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

September 30, 2017	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasuries	$74,764	$-	$-	$74,764
U.S. Government agencies	-	27,728	-	27,728
State and political subdivisions	-	172,389	-	172,389
Mortgage-backed securities	-	1,648,696	-	1,648,696
Corporate bonds	-	307,561	810	308,371
Asset-backed securities	-	308,465	-	308,465
Other	-	57	-	57
Mortgage loans held for sale	-	30,093	-	30,093
Deferred compensation plan assets	5,368	-	-	5,368
Servicing rights for SBA/USDA loans	-	-	7,067	7,067
Residential mortgage servicing rights	-	-	6,926	6,926
Derivative financial instruments	-	9,854	11,118	20,972
Total assets	$80,132	$2,504,843	$25,921	$2,610,896

Liabilities:
Deferred compensation plan liability	$5,368	$-	$-	$5,368
Derivative financial instruments	-	7,581	15,345	22,926
Total liabilities	$5,368	$7,581	$15,345	$28,294

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale
U.S. Treasuries	$169,616	$-	$-	$169,616
U.S. Agencies	-	20,820	-	20,820
State and political subdivisions	-	74,177	-	74,177
Mortgage-backed securities	-	1,391,682	-	1,391,682
Corporate bonds	-	304,717	675	305,392
Asset-backed securities	-	469,569	-	469,569
Other	-	1,182	-	1,182
Mortgage loans held for sale	-	27,891	-	27,891
Deferred compensation plan assets	4,161	-	-	4,161
Servicing rights for SBA/USDA loans	-	-	5,752	5,752
Derivative financial instruments	-	11,911	11,777	23,688
Total assets	$173,777	$2,301,949	$18,204	$2,493,930

Liabilities:
Deferred compensation plan liability	$4,161	$-	$-	$4,161
Derivative financial instruments	-	11,301	16,347	27,648
Total liabilities	$4,161	$11,301	$16,347	$31,809

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for the periods indicated for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	2017					2016
	Derivative Asset	Derivative Liability	Servicing rights for SBA/USDA loans	Residential mortgage servicing rights	Securities Available- for-Sale	Derivative Asset	Derivative Liability	Servicing rights for SBA/USDA loans	Securities Available- for-Sale
Three Months Ended September 30,
Balance at beginning of period	$11,856	$16,091	$6,640	$6,499	$810	$2,657	$7,531	$4,615	$500
Additions	-	-	770	846	-	-	16	752	-
Sales and settlements	(658)	(909)	(209)	(118)	-	(204)	(483)	(126)	-
Other comprehensive income	-	-	-	-	-	-	-	-	-
Amounts included in earnings - fair value adjustments	(80)	163	(134)	(301)	-	2,412	2,529	(141)	-
Transfers between valuation levels, net	-	-	-	-	-	-	22	-	-
Balance at end of period	$11,118	$15,345	$7,067	$6,926	$810	$4,865	$9,615	$5,100	$500

Nine Months Ended September 30,
Balance at beginning of period	$11,777	$16,347	$5,752	$-	$675	$9,418	$15,794	$3,712	$750
Transfer from amortization method to fair value	-	-	-	5,070	-	-	-	-	-
Additions	-	-	1,991	2,659	-	-	16	1,852	-
Sales and settlements	(1,744)	(2,423)	(508)	(232)	-	(204)	(483)	(297)	-
Other comprehensive income	-	-	-	-	135	-	-	-	(250)
Amounts included in earnings - fair value adjustments	1,085	1,421	(168)	(571)	-	(4,349)	(5,734)	(167)	-
Transfers between valuation levels, net	-	-	-	-	-	-	22	-	-
Balance at end of period	$11,118	$15,345	$7,067	$6,926	$810	$4,865	$9,615	$5,100	$500

The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis as of the dates indicated (in thousands).

	Fair Value				Weighted Average
Level 3 Assets	September 30, 2017	December 31, 2016	Valuation Technique	Unobservable Inputs	September 30, 2017	December 31, 2016

Servicing rights for	$7,067	$5,752	Discounted	Discount rate	12.3%	11.0%
SBA/USDA loans			cash flow	Prepayment rate	7.85%	7.12%

Residential mortgage	6,926	-	Discounted	Discount rate	10.0%	N/A
servicing rights			cash flow	Prepayment rate	10.8%	N/A

Corporate bonds	810	675	Indicative bid provided by a broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	N/A	N/A

Derivative assets - mortgage	1,193	1,552	Internal model	Pull through rate	80%	80%

Derivative assets - other	9,925	10,225	Dealer priced	Dealer priced	N/A	N/A

Derivative liabilities - risk	22	26	Internal model	Probable exposure rate	.34%	.35%
participations				Probability of default rate	1.80%	1.80%

Derivative liabilities - other	15,323	16,321	Dealer priced	Dealer priced	N/A	N/A

Fair Value Option

At September 30, 2017, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $30.1 million and $29.1 million, respectively. At December 31, 2016, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $27.9 million and $27.6 million, respectively. Interest income on these loans is calculated based on the note rate of the loan and is recorded in interest revenue. During the three and nine months ended September 30, 2017, net gains resulting from changes in fair value of these loans of $264,000 and $708,000, respectively, were recorded in mortgage loan and other related fees. These changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk. During the three and nine months ended September 30, 2016, net gains resulting from changes in fair value of these loans of $11,000 were recorded in mortgage loan and other related fees.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of all assets that were still held as of September 30, 2017 and December 31, 2016, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented (in thousands).

	Level 1	Level 2	Level 3	Total
September 30, 2017
Loans	$-	$-	$8,843	$8,843

December 31, 2016
Loans	$-	$-	$7,179	$7,179

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

	Carrying	Fair Value Level
	Amount	Level 1	Level 2	Level 3	Total
September 30, 2017
Assets:
Securities held to maturity	$306,741	$-	$310,446	$-	$310,446
Loans, net	7,144,332	-	-	7,051,886	7,051,886
Mortgage loans held for sale	199	-	205	-	205

Liabilities:
Deposits	9,127,384	-	9,128,990	-	9,128,990
Federal Home Loan Bank advances	494,484	-	494,411	-	494,411
Long-term debt	135,707	-	-	136,824	136,824

December 31, 2016
Assets:
Securities held to maturity	$329,843	$-	$333,170	$-	$333,170
Loans, net	6,859,214	-	-	6,824,229	6,824,229
Mortgage loans held for sale	1,987	-	2,018	-	2,018
Residential mortgage servicing rights	4,372	-	-	5,175	5,175

Liabilities:
Deposits	8,637,558	-	8,635,811	-	8,635,811
Federal Home Loan Bank advances	709,209	-	709,174	-	709,174
Long-term debt	175,078	-	-	175,750	175,750

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

The following table summarizes the contractual amount of off-balance sheet instruments as of the dates indicated (in thousands).

	September 30,	December 31,
	2017	2016
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,793,538	$1,542,186
Letters of credit	26,763	26,862

United’s wholly-owned bank subsidiary, United Community Bank (the “Bank”), holds minor investments in certain limited partnerships for Community Reinvestment Act purposes. As of September 30, 2017, the Bank had invested $4.13 million in these limited partnerships and had committed to fund an additional $5.37 million related to future capital calls.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands):

	September 30,	December 31,
	2017	2016
Core deposit intangible	$54,822	$51,342
Less: accumulated amortization	(39,986)	(37,145)
Net core deposit intangible	14,836	14,197
Noncompete agreement	2,236	-
Less: accumulated amortization	(244)	-
Net noncompete agreement	1,992	-
Total intangibles subject to amortization, net	16,828	14,197
Goodwill	165,888	142,025
Total goodwill and other intangible assets, net	$182,716	$156,222

The following is a summary of changes in the carrying amounts of goodwill (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
			Goodwill, net of			Goodwill, net of
		Accumulated	Accumulated		Accumulated	Accumulated
		Impairment	Impairment		Impairment	Impairment
	Goodwill	Losses	Losses	Goodwill	Losses	Losses
2017
Balance, beginning of period	$447,615	$(305,590)	$142,025	$447,615	$(305,590)	$142,025
Acquisition of HCSB	23,863	-	23,863	23,863	-	23,863
Balance, end of period	$471,478	$(305,590)	$165,888	$471,478	$(305,590)	$165,888

2016
Balance, beginning of period	$436,902	$(305,590)	$131,312	$436,202	$(305,590)	$130,612
Acquisition of Tidelands	10,713	-	10,713	10,713	-	10,713
Measurement period adjustments	-	-	-	700	-	700
Balance, end of period	$447,615	$(305,590)	$142,025	$447,615	$(305,590)	$142,025

The estimated aggregate amortization expense for future periods is as follows (in thousands):

Year
Remainder of 2017	$1,384
2018	4,810
2019	3,391
2020	2,272
2021	1,631
Thereafter	3,340
Total	$16,828

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 – Subsequent Events

On October 15, 2017, United paid off $35 million of maturing long-term debt that had an interest rate of 9%. On November 3, 2017, United's Board of Directors approved a regular quarterly cash dividend of ten cents per common share. The dividend is payable January 5, 2018, to shareholders of record on December 15, 2017.

Four Oaks Fincorp, Inc.

On November 1, 2017, United completed its previously announced acquisition of Four Oaks Fincorp, Inc. (“FOFN”) and its wholly-owned bank subsidiary, Four Oaks Bank & Trust Company. As of June 30, 2017, FOFN had total assets of $740 million, loans of $498 million and deposits of $560 million. Four Oaks Bank & Trust Company, which operated 14 banking offices in the Raleigh, North Carolina metropolitan statistical area, will operate under the Four Oaks Bank & Trust Company brand until the system conversions are completed in the second quarter of 2018, at which time it will begin to operate as United Community Bank.

Under the terms of the merger agreement, FOFN shareholders received .6178 shares of United common stock and $1.90 for each share of FOFN common stock, or an aggregate of approximately $128 million based on United’s closing price of $27.42 on October 31, 2017.

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

United is a bank holding company registered with the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the State of Georgia in 1987 and commenced operations in 1988. At September 30, 2017, United had total consolidated assets of $11.1 billion, total loans of $7.20 billion, total deposits of $9.13 billion, and shareholders’ equity of $1.22 billion.

United conducts substantially all of its operations through its wholly-owned Georgia bank subsidiary, United Community Bank (the “Bank”), which as of September 30, 2017, operated at 142 locations throughout the Atlanta-Sandy Springs-Roswell, Georgia, and Gainesville, Georgia metropolitan statistical areas, upstate and coastal South Carolina, north and coastal Georgia, western North Carolina, and east Tennessee, as well as a commercial loan office in Charlotte, North Carolina.

On July 1, 2016, United completed its previously announced acquisition of Tidelands Bancshares, Inc. (“Tidelands”) and its wholly-owned bank subsidiary, Tidelands Bank.  Tidelands’ results are included in United’s consolidated results beginning on the acquisition date.

On July 31, 2017, United completed its previously announced acquisition of HCSB Financial Corporation (“HCSB”) and its wholly-owned bank subsidiary, Horry County State Bank.  HCSB’s results are included in United’s consolidated results beginning on the acquisition date.

United reported net income of $27.9 million, or $.38 per diluted share, for the third quarter of 2017, compared to net income of $25.9 million, or $.36 per diluted share, for the third quarter of 2016. For the nine months ended September 30, 2017, United reported net income of $79.7 million, or $1.10 per diluted share, compared to $73.4 million, or $1.02 per diluted share, for the first nine months of 2016. The increase in earnings per share resulted from an increase in net interest revenue, partially offset by a decrease in fee revenue and an increase in operating expenses.

Net interest revenue increased to $89.8 million for the third quarter of 2017, compared to $79.0 million for the third quarter of 2016, primarily due to higher loan volume, much of which resulted from the acquisition of HCSB. Net interest margin increased to 3.54% for the three months ended September 30, 2017 from 3.34% for the same period in 2016 mostly due to the effect of rising interest rates on floating rate loans and investment securities. Growth in the loan portfolio also led to a more favorable earning asset mix. For the nine months ended September 30, 2017, net interest revenue was $258 million and the net interest margin was 3.49% compared to net interest revenue of $229 million and net interest margin of 3.36% for the same period in 2016.

The provision for credit losses was $1.00 million for the third quarter of 2017, compared to a release of provision of $300,000 for the third quarter of 2016. For the nine months ended September 30, 2017, the provision for credit losses was $2.60 million, compared to a release of provision of $800,000 for the same period in 2016. Net charge-offs for the third quarter of 2017 were $1.64 million, compared to $1.36 million for the third quarter of 2016.

As of September 30, 2017, the allowance for loan losses was $58.6 million, or .81% of loans, compared to $61.4 million, or .89% of loans, at December 31, 2016 reflecting continued asset quality improvement and the effect of loans acquired through a business combination which are recorded at fair value with credit losses reflected in the value rather than in the allowance for loan losses. Nonperforming assets of $25.7 million were .23% of total assets at September 30, 2017, down from .28% at December 31, 2016 primarily due to sales of foreclosed properties. During the third quarter of 2017, $7.96 million in loans were placed on nonaccrual compared with $6.68 million in the third quarter of 2016.

Fee revenue of $20.6 million for the third quarter of 2017 was down $5.79, or 22%, from the third quarter of 2016. Service charges and fees decreased 24% compared to third quarter of 2016 due to the effect of the Durbin Amendment of the Dodd-Frank Act, which took effect for United in the third quarter of 2017 and limited the amount of interchange fees United could earn on debit card transactions. For the first nine months of 2017, fee revenue of $66.3 million decreased $2.13 million, or 3%, from the same period in 2016, primarily due to the same factors that affected the quarterly results.

For the third quarter and first nine months of 2017, operating expenses of $65.7 million and $192 million, respectively, were up $1.65 million and $11.8 million from the same periods of 2016, primarily due to the addition of HCSB and (for the year to date period) Tidelands operating expenses since acquisition. Salaries and benefits expense increased $1.55 million from third quarter 2016 and $8.94 million from the first nine months of 2016, also due to the addition of HCSB and Tidelands and higher incentives and commissions in connection with increased lending activities and improvement in earnings performance.

Recent Developments

On November 1, 2017, United completed its previously announced acquisition of Four Oaks Fincorp, Inc. (“FOFN”) and its wholly-owned bank subsidiary, Four Oaks Bank & Trust Company. As of June 30, 2017, FOFN had total assets of $740 million, loans of $498 million and deposits of $560 million. Four Oaks Bank & Trust Company, which operated 14 banking offices in the Raleigh, North Carolina metropolitan statistical area, will operate under the Four Oaks Bank & Trust Company brand until the system conversions are completed in the second quarter of 2018, at which time it will begin to operate as United Community Bank.

Under the terms of the merger agreement, FOFN shareholders received .6178 shares of United common stock and $1.90 for each share of FOFN common stock, or an aggregate of approximately $128 million based on United’s closing price of $27.42 on October 31, 2017.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains financial information determined by methods other than in accordance with GAAP. Such non-GAAP financial information includes the following measures: “tangible book value per common share,” “average tangible equity to average assets,” “tangible equity to assets,” “average tangible common equity to average assets,” “tangible common equity to assets” and “tangible common equity to risk-weighted assets.” In addition, management presents non-GAAP operating performance measures, which exclude merger-related and other items that are not part of United’s ongoing business operations. Operating performance measures include “expenses – operating,” “net income – operating,” “net income available to common shareholders – operating,” “diluted net income per common share – operating,” “return on common equity – operating,” “return on tangible common equity – operating,” “return on assets – operating,” “dividend payout ratio – operating” and “efficiency ratio – operating.” Management has developed internal processes and procedures to capture and account for merger-related and other charges and those charges are reviewed with the audit committee of United’s Board of Directors each quarter. Management uses these non-GAAP measures because it believes they may provide useful supplemental information for evaluating United’s operations and performance over periods of time, as well as in managing and evaluating United’s business and in discussions about United’s operations and performance. Management believes these non-GAAP measures may also provide users of United’s financial information with a meaningful measure for assessing United’s financial results and credit trends, as well as a comparison to financial results for prior periods. These non-GAAP measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP and are not necessarily comparable to other similarly titled measures used by other companies. To the extent applicable, reconciliations of these non-GAAP measures to the most directly comparable measures as reported in accordance with GAAP are included in the table on page 45.

Results of Operations

United reported net income of $27.9 million for the third quarter of 2017. This compared to net income of $25.9 million for the same period in 2016. For the third quarter of 2017, diluted earnings per common share were $.38 compared to $.36 for the third quarter of 2016. For the nine months ended September 30, 2017, United reported net income of $79.7 million compared to net income of $73.4 million for the same period in 2016.

United reported operating net income of $30.2 million and $87.9 million, respectively, for the third quarter and first nine months of 2017, compared to $27.8 million and $77.8 million, respectively, for the same periods in 2016. For the third quarter of 2017, operating net income excludes merger-related charges and impairment charges on surplus bank properties, which, net of the associated income tax benefit, totaled $2.27 million. For the first nine months of 2017, operating net income excludes merger-related charges, impairment charges on surplus bank properties, executive retirement charges and the release from accumulated other comprehensive income of the disproportionate tax effect related to cash flow hedges, which, net of tax, totaled $8.12 million. For the third quarter and first nine months of 2016, operating net income excludes merger-related charges, which, net of tax, totaled $1.96 million and $4.34 million, respectively.

UNITED COMMUNITY BANKS, INC.
Table 1 - Financial Highlights
Selected Financial Information

						Third	For the Nine
	2017			2016		Quarter	Months Ended		YTD
	Third	Second	First	Fourth	Third	2017-2016	September 30,		2017-2016
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Change	2017	2016	Change
INCOME SUMMARY
Interest revenue	$98,839	$93,166	$90,958	$87,778	$85,439		$282,963	$247,242
Interest expense	9,064	8,018	7,404	6,853	6,450		24,486	18,383
Net interest revenue	89,775	85,148	83,554	80,925	78,989	14%	258,477	228,859	13%
Provision for credit losses	1,000	800	800	-	(300)		2,600	(800)
Fee revenue	20,573	23,685	22,074	25,233	26,361	(22)	66,332	68,464	(3)
Total revenue	109,348	108,033	104,828	106,158	105,650	4	322,209	298,123	8
Expenses	65,674	63,229	62,826	61,321	64,023	3	191,729	179,968	7
Income before income tax expense	43,674	44,804	42,002	44,837	41,627	5	130,480	118,155	10
Income tax expense	15,728	16,537	18,478	17,616	15,753	-	50,743	44,720	13
Net income	27,946	28,267	23,524	27,221	25,874	8	79,737	73,435	9
Merger-related and other charges	3,420	1,830	2,054	1,141	3,152		7,304	6,981
Income tax benefit of merger-related and other charges	(1,147)	(675)	(758)	(432)	(1,193)		(2,580)	(2,642)
Impairment of deferred tax asset on canceled non-qualified stock options	-	-	-	976	-		-	-
Release of disproportionate tax effects lodged in OCI	-	-	3,400	-	-		3,400	-
Net income - operating (1)	$30,219	$29,422	$28,220	$28,906	$27,833	9	$87,861	$77,774	13

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$.38	$.39	$.33	$.38	$.36	6	$1.10	$1.02	8
Diluted net income - operating (1)	.41	.41	.39	.40	.39	5	1.21	1.08	12
Cash dividends declared	.10	.09	.09	.08	.08		.28	.22
Book value	16.50	15.83	15.40	15.06	15.12	9	16.50	15.12	9
Tangible book value (3)	14.11	13.74	13.30	12.95	13.00	9	14.11	13.00	9

Key performance ratios:
Return on common equity - GAAP (2)(4)	9.22%	9.98%	8.54%	9.89%	9.61%		9.26%	9.25%
Return on common equity - operating (1)(2)(4)	9.97	10.39	10.25	10.51	10.34		10.20	9.79
Return on tangible common equity - operating (1)(2)(3)(4)	11.93	12.19	12.10	12.47	12.45		12.07	11.64
Return on assets - GAAP (4)	1.01	1.06	.89	1.03	1.00		.99	.99
Return on assets - operating (1)(4)	1.09	1.10	1.07	1.10	1.08		1.09	1.05
Dividend payout ratio - GAAP	26.32	23.08	27.27	21.05	22.22		25.45	21.57
Dividend payout ratio - operating (1)	24.39	21.95	23.08	20.00	20.51		23.14	20.37
Net interest margin (fully taxable equivalent) (4)	3.54	3.47	3.45	3.34	3.34		3.49	3.36
Efficiency ratio - GAAP	59.27	57.89	59.29	57.65	60.78		58.81	60.56
Efficiency ratio - operating (1)	56.18	56.21	57.35	56.58	57.79		56.57	58.21
Average equity to average assets	10.86	10.49	10.24	10.35	10.38		10.54	10.60
Average tangible equity to average assets (3)	9.45	9.23	8.96	9.04	8.98		9.21	9.27
Average tangible common equity to average assets (3)	9.45	9.23	8.96	9.04	8.98		9.21	9.24
Tangible common equity to risk-weighted assets (3)	12.80	12.44	12.07	11.84	12.22		12.80	12.22

ASSET QUALITY
Nonperforming loans	$22,921	$23,095	$19,812	$21,539	$21,572	6	$22,921	$21,572	6
Foreclosed properties	2,736	2,739	5,060	7,949	9,187	(70)	2,736	9,187	(70)
Total nonperforming assets (NPAs)	25,657	25,834	24,872	29,488	30,759	(17)	25,657	30,759	(17)
Allowance for loan losses	58,605	59,500	60,543	61,422	62,961	(7)	58,605	62,961	(7)
Net charge-offs	1,635	1,623	1,679	1,539	1,359	20	4,937	5,227	(6)
Allowance for loan losses to loans	.81%	.85%	.87%	.89%	.94%		.81%	.94%
Net charge-offs to average loans (4)	.09	.09	.10	.09	.08		.09	.11
NPAs to loans and foreclosed properties	.36	.37	.36	.43	.46		.36	.46
NPAs to total assets	.23	.24	.23	.28	.30		.23	.30

AVERAGE BALANCES ($ in millions)
Loans	$7,149	$6,980	$6,904	$6,814	$6,675	7	$7,012	$6,278	12
Investment securities	2,800	2,775	2,822	2,690	2,610	7	2,799	2,692	4
Earning assets	10,133	9,899	9,872	9,665	9,443	7	9,969	9,120	9
Total assets	10,980	10,704	10,677	10,484	10,281	7	10,788	9,909	9
Deposits	8,913	8,659	8,592	8,552	8,307	7	8,723	8,051	8
Shareholders’ equity	1,193	1,123	1,093	1,085	1,067	12	1,137	1,051	8
Common shares - basic (thousands)	73,151	71,810	71,700	71,641	71,556	2	72,060	71,992	-
Common shares - diluted (thousands)	73,162	71,820	71,708	71,648	71,561	2	72,071	71,996	-

AT PERIOD END ($ in millions)
Loans	$7,203	$7,041	$6,965	$6,921	$6,725	7	$7,203	$6,725	7
Investment securities	2,847	2,787	2,767	2,762	2,560	11	2,847	2,560	11
Total assets	11,129	10,837	10,732	10,709	10,298	8	11,129	10,298	8
Deposits	9,127	8,736	8,752	8,638	8,442	8	9,127	8,442	8
Shareholders’ equity	1,221	1,133	1,102	1,076	1,079	13	1,221	1,079	13
Common shares outstanding (thousands)	73,403	70,981	70,973	70,899	70,861	4	73,403	70,861	4

(1) Excludes merger-related and other charges which includes amortization of certain executive change of control benefits, a first quarter 2017 release of disproportionate tax effects lodged in OCI and a fourth quarter 2016 deferred tax asset impairment charge related to cancelled non-qualified stock options. (2) Net income available to common shareholders, which is net of preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss). (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) Non-GAAP Performance Measures Reconciliation
Selected Financial Information

	2017			2016		For the Nine Months Ended June 30,
	Third	Second	First	Fourth	Third
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	2017	2016
			\	\	\
Expense reconciliation
Expenses (GAAP)	$65,674	$63,229	$62,826	$61,321	$64,023	$191,729	$179,968
Merger-related and other charges	(3,420)	(1,830)	(2,054)	(1,141)	(3,152)	(7,304)	(6,981)
Expenses – operating	$62,254	$61,399	$60,772	$60,180	$60,871	$184,425	$172,987

Net income reconciliation
Net income (GAAP)	$27,946	$28,267	$23,524	$27,221	$25,874	$79,737	$73,435
Merger-related and other charges	3,420	1,830	2,054	1,141	3,152	7,304	6,981
Income tax benefit of merger-related and other charges	(1,147)	(675)	(758)	(432)	(1,193)	(2,580)	(2,642)
Impairment of deferred tax asset on canceled non-qualified stock options	-	-	-	976	-	-	-
Release of disproportionate tax effects lodged in OCI	-	-	3,400	-	-	3,400	-
Net income - operating	$30,219	$29,422	$28,220	$28,906	$27,833	$87,861	$77,774
Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$.38	$.39	$.33	$.38	$.36	$1.10	$1.02
Merger-related and other charges	.03	.02	.01	.01	.03	.06	-
Impairment of deferred tax asset on canceled non-qualified stock options	-	-	-	.01	-	-	-
Release of disproportionate tax effects lodged in OCI	-	-	.05	-	-	.05	-
Diluted income per common share - operating	$.41	$.41	$.39	$.40	$.39	$1.21	$1.02

Book value per common share reconciliation
Book value per common share (GAAP)	$16.50	$15.83	$15.40	$15.06	$15.12	$16.50	$15.12
Effect of goodwill and other intangibles	(2.39)	(2.09)	(2.10)	(2.11)	(2.12)	(2.39)	(2.12)
Tangible book value per common share	$14.11	$13.74	$13.30	$12.95	$13.00	$14.11	$13.00

Return on tangible common equity reconciliation
Return on common equity (GAAP)	9.22%	9.98%	8.54%	9.89%	9.61%	9.26%	9.25%
Merger-related and other charges	.75	.41	.47	.26	.73	.55	.54
Impairment of deferred tax asset on canceled non-qualified stock options	-	-	-	.36	-	-	-
Release of disproportionate tax effects lodged in OCI	-	-	1.24	-	-	.39	-
Return on common equity - operating	9.97	10.39	10.25	10.51	10.34	10.20	9.79
Effect of goodwill and other intangibles	1.96	1.80	1.85	1.96	2.11	1.87	1.85
Return on tangible common equity - operating	11.93%	12.19%	12.10%	12.47%	12.45%	12.07%	11.64%

Return on assets reconciliation
Return on assets (GAAP)	1.01%	1.06%	.89%	1.03%	1.00%	.99%	.99%
Merger-related and other charges	.08	.04	.05	.03	.08	.06	.06
Impairment of deferred tax asset on canceled non-qualified stock options	-	-	-	.04	-	-	-
Release of disproportionate tax effects lodged in OCI	-	-	.13	-	-	.04	-
Return on assets - operating	1.09%	1.10%	1.07%	1.10%	1.08%	1.09%	1.05%

Dividend payout ratio reconciliation
Dividend payout ratio (GAAP)	26.32%	23.08%	27.27%	21.05%	22.22%	25.45%	21.57%
Merger-related and other charges	(1.93)	(1.13)	(.98)	(.54)	(1.71)	(1.31)	(1.20)
Impairment of deferred tax asset on canceled non-qualified stock options	-	-	-	(.51)	-	-	-
Release of disproportionate tax effects lodged in OCI	-	-	(3.21)	-	-	(1.00)	-
Dividend payout ratio - operating	24.39%	21.95%	23.08%	20.00%	20.51%	23.14%	20.37%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	59.27%	57.89%	59.29%	57.65%	60.78%	58.81%	60.56%
Merger-related and other charges	(3.09)	(1.68)	(1.94)	(1.07)	(2.99)	(2.24)	(2.35)
Efficiency ratio - operating	56.18%	56.21%	57.35%	56.58%	57.79%	56.57%	58.21%

Average equity to assets reconciliation
Equity to assets (GAAP)	10.86%	10.49%	10.24%	10.35%	10.38%	10.54%	10.60%
Effect of goodwill and other intangibles	(1.41)	(1.26)	(1.28)	(1.31)	(1.40)	(1.33)	(1.33)
Tangible equity to assets	9.45	9.23	8.96	9.04	8.98	9.21	9.27
Effect of preferred equity	-	-	-	-	-	-	(.03)
Tangible common equity to assets	9.45%	9.23%	8.96%	9.04%	8.98%	9.21%	9.24%

Tangible common equity to risk-weighted assets reconciliation
Tier 1 capital ratio (Regulatory)	12.27%	11.91%	11.46%	11.23%	11.04%	12.27%	11.04%
Effect of other comprehensive income	(.13)	(.15)	(.24)	(.34)	-	(.13)	-
Effect of deferred tax limitation	.94	.95	1.13	1.26	1.50	.94	1.50
Effect of trust preferred	(.24)	(.25)	(.25)	(.25)	(.26)	(.24)	(.26)
Basel III intangibles transition adjustment	(.04)	(.02)	(.03)	(.06)	(.06)	(.03)	(.06)
Tangible common equity to risk-weighted assets	12.80%	12.44%	12.07%	11.84%	12.22%	12.81%	12.22%

Net Interest Revenue

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. Management seeks to optimize this revenue while balancing interest rate, credit and liquidity risks. Net interest revenue for the third quarter of 2017 was $89.8 million. Taxable equivalent net interest revenue for the third quarter of 2017 was $90.4 million, which represents an increase of $11.2 million from the same period in 2016. The combination of the larger earning asset base from the acquisition of HCSB and growth in the loan portfolio were responsible for the increase in net interest revenue.

Average loans increased $474 million, or 7%, from the third quarter of last year, while the yield on loans increased 32 basis points, reflecting the effect of rising interest rates on the floating rate loans in the portfolio.

Average interest-earning assets for the third quarter of 2017 increased $689 million, or 7%, from the third quarter of 2016, which was due primarily to the increase in loans, including the acquisition of HCSB loans. Average investment securities for the third quarter of 2017 increased $190 million from a year ago, partially due to the HCSB acquisition. The average yield on the taxable investment portfolio increased 19 basis points from a year ago, primarily due to the impact of higher short-term interest rates on the floating rate portion of the securities portfolio as well as accelerated discount accretion on called asset-backed securities and a higher reinvestment rate on maturing fixed rate investments.

Average interest-bearing liabilities of $6.82 billion for the third quarter of 2017 increased $196 million from the third quarter of 2016. Average non-interest-bearing deposits increased $347 million from the third quarter of 2016 to $2.84 billion for the third quarter of 2017. The average cost of interest-bearing liabilities for the third quarter of 2017 was .53% compared to .39% for the same period in 2016, reflecting higher average rates on money market deposits, NOW deposits, time deposits and brokered time deposits.

The banking industry uses two ratios to measure relative profitability of net interest revenue. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The net interest spread eliminates the effect of non-interest-bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is an indication of the profitability of a company’s balance sheet, and is defined as net interest revenue as a percent of average total interest-earning assets, which includes the positive effect of funding a portion of interest-earning assets with non-interest-bearing deposits and stockholders’ equity.

For the third quarters of 2017 and 2016, the net interest spread was 3.37% and 3.22%, while the net interest margin was 3.54% and 3.34%, respectively. The increase in the net interest margin reflects the impact of higher short-term interest rates on floating-rate loans and securities, which exceeded the increase in deposit and other funds pricing from the prior year.

For the first nine months of 2017, net interest revenue was $258 million, an increase of $29.6 million, or 13%, from the first nine months of 2016. Similarly, fully taxable equivalent net interest revenue for the first nine months of 2017 was $260 million, an increase of $30.2 million, or 13%, from the first nine months of 2016. Average earning assets increased 9% to $9.97 billion during the first nine months of 2017 compared to the same period a year ago, primarily due to the increase in loans, including the acquisition of HCSB and Tidelands loans. The yield on earning assets increased 18 basis points to 3.81% in the first nine months of 2017 primarily due to higher loan and securities yields. The higher loan portfolio yield reflects the effect of rising interest rates on the floating rate loans in the portfolio. Investment yield increased 16 basis points for the first nine months of 2017 compared to the same period in 2016, which further improved the net interest margin. The rate on interest-bearing liabilities over the same period increased 10 basis points. The higher yield on interest-earning assets more than offset the higher cost of interest-bearing liabilities and resulted in a 13 basis point increase in the net interest margin from the first nine months of 2016 to the first nine months of 2017.

The following tables show the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the periods indicated.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended September 30,

	2017			2016
(dollars in thousands,	Average		Avg.	Average		Avg.
fully taxable equivalent (FTE))	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$7,149,348	$80,301	4.46%	$6,675,328	$69,427	4.14%
Taxable securities (3)	2,695,162	17,204	2.55	2,588,037	15,284	2.36
Tax-exempt securities (FTE) (1)(3)	105,151	1,098	4.18	22,113	219	3.96
Federal funds sold and other interest-earning assets	183,170	883	1.93	157,972	754	1.91
Total interest-earning assets (FTE)	10,132,831	99,486	3.90	9,443,450	85,684	3.61
Non-interest-earning assets:
Allowance for loan losses	(60,098)			(63,874)
Cash and due from banks	103,477			100,775
Premises and equipment	203,579			198,234
Other assets (3)	599,725			602,690
Total assets	$10,979,514			$10,281,275

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,863,160	700	.15	$1,744,473	452	.10
Money market	2,170,148	1,953	.36	1,997,165	1,347	.27
Savings	593,823	34	.02	537,447	43	.03
Time	1,338,786	1,548	.46	1,375,706	833	.24
Brokered time deposits	109,811	322	1.16	162,255	(166)	(.41)
Total interest-bearing deposits	6,075,728	4,557	.30	5,817,046	2,509	.17

Federal funds purchased and other borrowings	11,313	36	1.26	42,234	98	.92
Federal Home Loan Bank advances	574,404	1,709	1.18	583,312	1,015	.69
Long-term debt	154,616	2,762	7.09	177,333	2,828	6.34
Total borrowed funds	740,333	4,507	2.42	802,879	3,941	1.95

Total interest-bearing liabilities	6,816,061	9,064	.53	6,619,925	6,450	.39
Non-interest-bearing liabilities:
Non-interest-bearing deposits	2,837,378			2,490,019
Other liabilities	133,212			103,859
Total liabilities	9,786,651			9,213,803
Shareholders' equity	1,192,863			1,067,472
Total liabilities and shareholders' equity	$10,979,514			$10,281,275

Net interest revenue (FTE)		$90,422			$79,234
Net interest-rate spread (FTE)			3.37%			3.22%

Net interest margin (FTE) (4)			3.54%			3.34%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.
(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $12.6 million in 2017 and $30.4 million in 2016 are included in other assets for purposes of this presentation.
(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Nine Months Ended September 30,

	2017			2016
	Average		Avg.	Average		Avg.
(dollars in thousands, fully taxable equivalent (FTE))	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$7,011,962	$227,853	4.34%	$6,277,972	$196,956	4.19%
Taxable securities (3)	2,731,081	52,058	2.54	2,665,272	47,590	2.38
Tax-exempt securities (FTE) (1)(3)	68,005	2,139	4.19	26,415	735	3.71
Federal funds sold and other interest-earning assets	157,582	2,290	1.94	150,146	2,719	2.41
Total interest-earning assets (FTE)	9,968,630	284,340	3.81	9,119,805	248,000	3.63
Non-interest-earning assets:
Allowance for loan losses	(60,971)			(66,142)
Cash and due from banks	102,529			93,802
Premises and equipment	195,576			187,019
Other assets (3)	582,194			574,870
Total assets	$10,787,958			$9,909,354

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,907,889	1,932	.14	$1,795,372	1,381	.10
Money market	2,100,296	4,938	.31	1,901,903	3,661	.26
Savings	576,927	89	.02	505,337	102	.03
Time	1,292,521	3,499	.36	1,280,503	2,325	.24
Brokered time deposits	106,753	758	.95	194,199	(273)	(.19)
Total interest-bearing deposits	5,984,386	11,216	.25	5,677,314	7,196	.17

Federal funds purchased and other borrowings	22,525	177	1.05	29,427	278	1.26
Federal Home Loan Bank advances	616,388	4,603	1.00	506,524	2,731	.72
Long-term debt	168,271	8,490	6.75	168,955	8,178	6.47
Total borrowed funds	807,184	13,270	2.20	704,906	11,187	2.12

Total interest-bearing liabilities	6,791,570	24,486	.48	6,382,220	18,383	.38
Non-interest-bearing liabilities:
Non-interest-bearing deposits	2,738,118			2,374,076
Other liabilities	121,672			102,421
Total liabilities	9,651,360			8,858,717
Shareholders' equity	1,136,598			1,050,637
Total liabilities and shareholders' equity	$10,787,958			$9,909,354

Net interest revenue (FTE)		$259,854			$229,617
Net interest-rate spread (FTE)			3.33%			3.25%

Net interest margin (FTE) (4)			3.49%			3.36%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.
(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $4.67 million in 2017 and $15.1 million in 2016 are included in other assets for purposes of this presentation.
(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.
48

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

Table 4 - Change in Interest Revenue and Expense
(in thousands)

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	Compared to 2016			Compared to 2016
	Increase (decrease)			Increase (decrease)
	Due to Changes in			Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans (FTE)	$5,115	$5,759	$10,874	$23,658	$7,239	$30,897
Taxable securities	650	1,270	1,920	1,196	3,272	4,468
Tax-exempt securities (FTE)	866	13	879	1,297	107	1,404
Federal funds sold and other interest-earning assets	121	8	129	129	(558)	(429)
Total interest-earning assets (FTE)	6,752	7,050	13,802	26,280	10,060	36,340

Interest-bearing liabilities:
NOW accounts	33	215	248	91	460	551
Money market accounts	125	481	606	409	868	1,277
Savings deposits	4	(13)	(9)	13	(26)	(13)
Time deposits	(23)	738	715	22	1,152	1,174
Brokered deposits	38	450	488	71	960	1,031
Total interest-bearing deposits	177	1,871	2,048	606	3,414	4,020
Federal funds purchased & other borrowings	(89)	27	(62)	(59)	(42)	(101)
Federal Home Loan Bank advances	(16)	710	694	675	1,197	1,872
Long-term debt	(385)	319	(66)	(33)	345	312
Total borrowed funds	(490)	1,056	566	583	1,500	2,083
Total interest-bearing liabilities	(313)	2,927	2,614	1,189	4,914	6,103

Increase in net interest revenue (FTE)	$7,065	$4,123	$11,188	$25,091	$5,146	$30,237

Provision for Credit Losses

The provision for credit losses is based on management’s evaluation of probable incurred losses in the loan portfolio and corresponding analysis of the allowance for credit losses at quarter-end. Provision for credit losses was $1.00 million for the third quarter of 2017, compared to a release of provision of $300,000 in the third quarter of 2016. The provision for credit losses for the nine months ended September 30, 2017 and 2016 was provision expense of $2.60 million and a release of provision expense of $800,000, respectively. The amount of provision recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, sufficient to cover incurred losses in the loan portfolio. For the three months ended September 30, 2017, net loan charge-offs as an annualized percentage of average outstanding loans were .09% compared to .08% for the same period in 2016.

The allowance for unfunded commitments represents probable incurred losses on unfunded loan commitments that are expected to result in outstanding loan balances. The allowance for unfunded loan commitments was established through the provision for credit losses.

Additional discussion on credit quality and the allowance for loan losses is included in the “Asset Quality and Risk Elements” section of this report on page 54.

Fee Revenue

Fee revenue for the three and nine months ended September 30, 2017 was $20.6 million and $66.3 million, respectively, a decrease of $5.79 million, or 22%, compared to the third quarter of 2016 and a decrease of $2.13 million, or 3%, compared to the first nine months of 2016. The following table presents the components of fee revenue for the periods indicated.

Table 5 - Fee Revenue
(in thousands)

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent

Overdraft fees	$3,555	$3,648	$(93)	(3)	$10,273	$10,338	$(65)	(1)
ATM and debit card fees	2,810	5,283	(2,473)	(47)	13,734	15,589	(1,855)	(12)
Other service charges and fees	1,855	1,888	(33)	(2)	5,518	5,533	(15)	-
Service charges and fees	8,220	10,819	(2,599)	(24)	29,525	31,460	(1,935)	(6)
Mortgage loan and related fees	4,200	6,039	(1,839)	(30)	13,435	13,776	(341)	(2)
Brokerage fees	1,009	1,199	(190)	(16)	3,565	3,369	196	6
Gains on sales of SBA/USDA loans	2,806	2,479	327	13	7,391	6,517	874	13
Customer derivatives	554	1,446	(892)	(62)	1,808	3,283	(1,475)	(45)
Securities gains, net	188	261	(73)	(28)	190	922	(732)	(79)
Other	3,596	4,118	(522)	(13)	10,418	9,137	1,281	14
Total fee revenue	$20,573	$26,361	$(5,788)	(22)	$66,332	$68,464	$(2,132)	(3)

Service charges and fees of $8.22 million and $29.5 million for the third quarter and first nine months of 2017 were down $2.60 million, or 24%, from the third quarter of 2016 and $1.94 million, or 6%, from the first nine months of 2016. The decrease in both periods was primarily due to the impact of the Durbin Amendment to the Dodd Frank Act which became effective for United on July 1, 2017 and reduced United’s debit card interchange fees in the third quarter of 2017 by approximately $2.7 million compared to the second quarter of 2017 and $2.47 million compared to the third quarter of 2016.

Mortgage loan and related fees for the third quarter and first nine months of 2017 were down $1.84 million, or 30%, and $341,000, or 2%, respectively, from the same periods in 2016. The decrease reflects the impact of moving to mandatory delivery of loans to the secondary market from best efforts in late 2016, which accelerated revenue recognition to the time of the rate lock. Also, in the third quarter of 2017, the fair value mark on the mortgage servicing asset was a decrease in value of $419,000. United elected to carry its mortgage servicing asset at fair value effective January 1, 2017. In the third quarter of 2017, United closed 848 loans totaling $193 million compared with 904 loans totaling $194 million in the third quarter of 2016. Year-to-date mortgage production in 2017 amounted to 2,433 loans totaling $548 million, compared to 2,407 loans totaling $522 million for the same period in 2016. United had $117 million and $351 million, respectively, in home purchase mortgage originations in the third quarter and first nine months of 2017, compared with $99.7 million and $292 million, respectively, for the same periods a year ago. The volume of home purchase mortgages relative to total mortgages (both purchases and refinances) in the third quarter of 2017 was 60% compared with 51% in the third quarter of 2016.

Brokerage fees in the third quarter of 2017 decreased 16% compared to the same period of 2016, primarily due to the United States Department of Labor’s new fiduciary rules, effective in June 2017, which implemented a level compensation requirement throughout the industry. Brokerage fees in the first nine months of 2017 increased 6% compared to the same period in 2016, reflecting the addition of several new financial advisors since early 2016.

In the third quarter and first nine months of 2017, United realized $2.81 million and $7.39 million, respectively, in gains from the sales of the guaranteed portion of SBA/USDA loans, compared to $2.48 million and $6.52 million, respectively, in the same periods of 2016. United’s SBA/USDA lending strategy includes selling a portion of the loan production each quarter. United retains the servicing rights on the sold loans and earns a fee for servicing the loans. In the third quarter and first nine months of 2017, United sold the guaranteed portion of loans in the amount of $29.9 million and $83.6 million, respectively, compared to $32.2 million and $78.6 million, respectively, for the same periods a year ago.

Customer derivative fees were down $892,000 and $1.48 million from the third quarter and first nine months of 2016 due to lower demand for this product in the current rate environment.

Other fee revenue was down $522,000, or 13%, for the third quarter of 2017 due to a number of small gains on disposition of assets in 2016. For the first nine months of 2017, other fee revenue was up $1.28 million, or 14%, primarily due to volume driven increases in earnings on bank owned life insurance, increases in miscellaneous banking fees, decreases in losses attributable to hedge ineffectiveness, and increases in the value of equity investments held by United.

Operating Expenses

The following table presents the components of operating expenses for the periods indicated.

Table 6 - Operating Expenses
(in thousands)

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2017	2016	Amount	Percent	2017	2016	Amount	Percent

Salaries and employee benefits	$38,027	$36,478	$1,549	4	$112,056	$103,112	$8,944	9
Communications and equipment	4,547	4,919	(372)	(8)	14,443	13,602	841	6
Occupancy	4,945	5,132	(187)	(4)	14,802	14,393	409	3
Advertising and public relations	1,026	1,088	(62)	(6)	3,347	3,275	72	2
Postage, printing and supplies	1,411	1,451	(40)	(3)	4,127	4,029	98	2
Professional fees	2,976	3,160	(184)	(6)	8,391	9,049	(658)	(7)
FDIC assessments and other regulatory charges	2,127	1,412	715	51	4,758	4,453	305	7
Amortization of core deposit intangibles	968	1,119	(151)	(13)	2,841	3,116	(275)	(9)
Other	6,227	6,112	115	2	19,660	17,958	1,702	9
Total excluding merger-related and other charges	62,254	60,871	1,383	2	184,425	172,987	11,438	7
Merger-related and other charges	3,176	3,152	24	1	7,060	6,981	79	1
Amortization of noncompete agreements	244	-	244		244	-	244
Total operating expenses	$65,674	$64,023	$1,651	3	$191,729	$179,968	$11,761	7

Operating expenses for the third quarter of 2017 totaled $65.7 million, up $1.65 million, or 3%, from the third quarter of 2016, primarily due to the inclusion of operating expenses of HCSB. For the nine months ended September 30, 2017, operating expenses totaled $192 million, an increase of $11.8 million, or 7%, from the same period in 2016. The increase year over year reflects the inclusion of the operating expenses of both the Tidelands and the HCSB acquisitions.

Salaries and employee benefits for the third quarter of 2017 were $38.0 million, up $1.55 million, or 4%, from the third quarter of 2016. The increase was due to a number of factors including additional staff resulting from the HCSB acquisition and higher incentives and commissions. For the first nine months of 2017, salaries and employee benefits of $112 million were up $8.94 million, or 9%, from the same period in 2016. Full time equivalent headcount totaled 2,020 at September 30, 2017, up from 1,939 at September 30, 2016, reflecting the addition of HCSB personnel.

Communications and equipment and occupancy expenses decreased in third quarter 2017 relative to the same period in 2016 primarily due to lower telephone charges and service contract charges and lower building maintenance and rental charges. For the first nine months of 2017, communications and equipment and occupancy expenses increased primarily due to the Tidelands acquisition.

Professional fees for the third quarter and first nine months of 2017 were down 6% and 7%, respectively, from the same periods in 2016 due primarily to lower fees related to outsourcing functions.

Amortization of intangibles in the third quarter and first nine months of 2017 decreased from the same periods in 2016 due to the accelerated method used to amortize core deposit intangibles, which more than offset the additional amortization resulting from the HCSB acquisition.

In the third quarter of 2017, merger-related and other charges of $3.18 million consisted of merger costs of $2.04 million and impairment charges on surplus properties of $1.14 million. In the first nine months of 2017, merger-related and other charges of $7.06 million included these costs as well as executive retirement costs, severance, branch closure costs and technology equipment write offs. In the third quarter and first nine months of 2016, merger-related charges of $3.15 million and $6.98 million, respectively, consisted primarily of severance, conversion costs, and legal and professional fees.

Other expense of $6.23 million for the third quarter of 2017 increased $115,000, or 2%, from the third quarter of 2016. Year-to-date, other expenses of $19.7 million increased $1.70 million, or 9%, from the first nine months of 2016. The increase was primarily due to writedowns on foreclosed property and higher lending support costs resulting from higher production volume in the Commercial Banking areas.

Income Taxes

The income tax provision for the three and nine months ended September 30, 2017 was $15.7 million and $50.7 million, respectively, as compared with $15.8 million and $44.7 million, respectively, for the same periods in 2016. The income tax provision represents effective tax rates of 36.0% and 38.9%, respectively, for the third quarter and first nine months of 2017, compared to 37.8% for both periods of 2016. Upon reversal of United’s former full deferred tax valuation allowance in 2013, certain disproportionate tax effects were retained in accumulated other comprehensive income (loss). During the first quarter of 2017, with the maturity and termination of certain dedesignated cash flow hedges, the disproportionate tax effect associated with these hedges was reversed and recorded as a tax expense of $3.40 million, which was the primary reason for the increase in the effective tax rate compared to the first nine months of 2016.

At September 30, 2017 and December 31, 2016, United maintained a valuation allowance on its net deferred tax asset of $4.20 million and $3.88 million, respectively. Management assesses the valuation allowance recorded against its net deferred tax asset at each reporting period. The determination of whether a valuation allowance for its net deferred tax asset is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

United evaluated the need for a valuation allowance at September 30, 2017. Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of its net deferred tax asset will be realized based upon future taxable income. The remaining valuation allowance of $4.20 million is related to specific state income tax credits that have short carryforward periods and are expected to expire unused.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management's conclusion at September 30, 2017 that it was more likely than not that the net deferred tax asset of $129 million will be realized is based upon internal forecasts that consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, the valuation allowance may need to be increased for some or all of its net deferred tax asset. Such an increase to the net deferred tax asset valuation allowance could have a material adverse effect on United’s financial condition and results of operations.

United is subject to income taxation in the United States and various state jurisdictions. United’s federal and state income tax returns are filed on a consolidated basis. Currently, no years for which United filed a federal income tax return are under examination by the IRS, and there are no state tax examinations currently in progress. United is no longer subject to income tax examinations from state and local income tax authorities for years before 2014. Although it is not possible to know the ultimate outcome of future examinations, management believes that the liability recorded for uncertain tax positions is appropriate.

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

Balance Sheet Review

Total assets at September 30, 2017 and December 31, 2016 were $11.1 billion and $10.7 billion, respectively. Average total assets for the third quarter and first nine months of 2017 were $11.0 billion and $10.8 billion, respectively, up from $10.3 billion and $9.91 billion, respectively, in the third quarter and first nine months of 2016.

The following table presents a summary of the loan portfolio.

Table 7 - Loans Outstanding

(in thousands)

	September 30,	December 31,
	2017	2016
By Loan Type
Owner occupied commercial real estate	$1,791,762	$1,650,360
Income producing commercial real estate	1,413,104	1,281,541
Commercial & industrial	1,083,591	1,069,715
Commercial construction	583,344	633,921
Total commercial	4,871,801	4,635,537
Residential mortgage	933,205	856,725
Home equity lines of credit	688,875	655,410
Residential construction	190,047	190,043
Consumer installment	118,742	123,567
Indirect auto	400,267	459,354
Total loans	$7,202,937	$6,920,636

As a percentage of total loans:
Owner occupied commercial real estate	25%	24%
Income producing commercial real estate	20	19
Commercial & industrial	15	15
Commercial construction	8	9
Total commercial	68	67
Residential mortgage	13	12
Home equity lines of credit	9	9
Residential construction	3	3
Consumer installment	2	2
Indirect auto	5	7
Total	100%	100%

By Geographic Location
North Georgia	$1,047,254	$1,096,974
Atlanta MSA	1,476,624	1,398,657
North Carolina	542,069	544,792
Coastal Georgia	634,048	581,138
Gainesville MSA	242,128	247,410
East Tennessee	470,407	503,843
South Carolina	1,470,392	1,233,185
Commercial Banking Solutions	919,748	855,283
Indirect Auto	400,267	459,354
Total loans	$7,202,937	$6,920,636

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, South Carolina and Tennessee, including customers who have a seasonal residence in United’s market areas, or are generated by United’s Commercial Banking Solutions division (formerly referred to as Specialized Lending) that focuses on specific commercial loan businesses, such as SBA and franchise lending. More than 77% of the loans were secured by real estate. Total loans averaged $7.15 billion in the third quarter of 2017, compared with $6.68 billion in the third quarter of 2016, an increase of 7% which includes the acquisition of HCSB. At September 30, 2017, total loans were $7.20 billion, an increase of $282 million from December 31, 2016.

United’s home equity lines generally require the payment of interest only for a set period after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both principal and interest. At September 30, 2017 and December 31, 2016, the funded portion of home equity lines totaled $689 million and $655 million, respectively. Approximately 3% of the home equity lines at September 30, 2017 were amortizing. Of the $689 million in balances outstanding at September 30, 2017, $403 million, or 58%, were secured by first liens. At September 30, 2017, 55% of the total available home equity lines were drawn upon.

United monitors the performance of its home equity loans and lines secured by second liens similar to other consumer loans and utilizes assumptions specific to these loans in determining the necessary allowance. United also receives notification when the first lien holder is in the process of foreclosure and upon that notification, management reviews current valuations to determine if any charge-offs are warranted and whether it is in United’s best interest to pay off the first lien holder, in order to potentially limit losses on the second lien.

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

United classifies commercial performing loans as “substandard” when there is a well-defined weakness or weaknesses that jeopardizes the repayment by the borrower and there is a distinct possibility that United could sustain some loss if the deficiency is not corrected. United classifies consumer performing loans as “fail” when the loan is in bankruptcy or voluntary repossession.

The table below presents performing classified loans for the last five quarters.

Table 8 - Performing Classified Loans

(in thousands)

	September 30,	June 30,	March 31,	December 31,	September 30,
	2017	2017	2017	2016	2016
By Category
Owner occupied commercial real estate	$37,147	$34,427	$41,536	$42,169	$42,025
Income producing commercial real estate	20,922	22,457	24,143	29,379	31,627
Commercial & industrial	10,740	7,247	10,372	8,903	10,047
Commercial construction	6,213	4,808	8,564	8,840	8,788
Total commercial	75,022	68,939	84,615	89,291	92,487
Residential mortgage	15,914	12,929	14,632	15,324	18,303
Home equity	5,603	5,733	5,789	5,060	4,930
Residential construction	1,754	1,822	1,858	2,726	3,628
Consumer installment	508	627	657	584	662
Indirect auto	1,685	1,697	1,288	1,362	1,616
Total	$100,486	$91,747	$108,839	$114,347	$121,626

By Market
North Georgia	$30,049	$34,638	$38,092	$39,438	$40,231
Atlanta MSA	9,936	10,384	14,258	17,954	19,040
North Carolina	11,341	11,916	10,022	11,089	12,179
Coastal Georgia	2,791	3,062	6,957	4,516	5,247
Gainesville MSA	456	475	698	713	540
East Tennessee	10,620	7,089	6,781	7,485	9,383
South Carolina	31,123	21,763	30,612	31,623	33,218
Commercial Banking Solutions	2,485	723	131	167	172
Indirect auto	1,685	1,697	1,288	1,362	1,616
Total loans	$100,486	$91,747	$108,839	$114,347	$121,626

At September 30, 2017, performing classified loans totaled $100 million and increased $8.74 million from the prior quarter-end, and decreased $21.1 million from a year ago. Performing classified loans reflect a general downward trend, offset by acquisition activity. The increase in performing classified loans in South Carolina in the third quarter of 2017 was attributable to the HCSB acquisition.

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

The following table presents a summary of the changes in the allowance for credit losses for the periods indicated.

Table 9 - Allowance for Credit Losses

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Allowance for loan losses at beginning of period	$59,500	$64,253	$61,422	$68,448
Charge-offs:
Owner occupied commercial real estate	100	461	283	1,929
Income producing commercial real estate	1,235	206	2,335	788
Commercial & industrial	329	850	1,143	1,645
Commercial construction	206	30	769	392
Residential mortgage	396	63	1,069	776
Home equity lines of credit	321	321	1,216	1,513
Residential construction	57	253	127	531
Consumer installment	475	426	1,374	1,123
Indirect auto	333	354	1,066	953
Total loans charged-off	3,452	2,964	9,382	9,650
Recoveries:
Owner occupied commercial real estate	144	415	501	605
Income producing commercial real estate	76	136	123	463
Commercial & industrial	529	398	1,141	1,302
Commercial construction	320	224	912	617
Residential mortgage	83	109	200	248
Home equity lines of credit	265	54	485	361
Residential construction	21	10	153	61
Consumer installment	314	190	716	625
Indirect auto	65	69	214	141
Total recoveries	1,817	1,605	4,445	4,423
Net charge-offs	1,635	1,359	4,937	5,227
(Release of) provision for loan losses	740	67	2,120	(260)
Allowance for loan losses at end of period	$58,605	$62,961	$58,605	$62,961
Allowance for unfunded commitments at beginning of period	$2,222	$2,369	$2,002	$2,542
(Release of) provision for losses on unfunded commitments	260	(367)	480	(540)
Allowance for unfunded commitments at end of period	2,482	2,002	2,482	2,002
Allowance for credit losses	$61,087	$64,963	$61,087	$64,963
Total loans:
At period-end	$7,202,937	$6,725,110	$7,202,937	$6,725,110
Average	7,149,348	6,675,328	7,011,962	6,277,972
Allowance for loan losses as a percentage of period-end loans	.81%	.94%	.81%	.94%
As a percentage of average loans (annualized):
Net charge-offs	.09	.08	.09	.11
(Release of) provision for loan losses	.04	.00	.04	(.01)

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

The allowance for credit losses, which includes a portion related to unfunded commitments, totaled $61.1 million at September 30, 2017, compared with $63.4 million at December 31, 2016. At September 30, 2017, the allowance for loan losses was $58.6 million, or .81% of loans, compared with $61.4 million, or .89% of total loans, at December 31, 2016.

Management believes that the allowance for credit losses at September 30, 2017 reflects the probable incurred losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if management’s assessment of loan quality or collateral values change substantially with respect to one or more loan relationships or portfolios. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for credit losses in future periods if, in their opinion, the results of their review warrant such additions. See the “Critical Accounting Policies” section for additional information on the allowance for loan losses.

Nonperforming Assets

The table below summarizes nonperforming assets.

Table 10 - Nonperforming Assets
(in thousands)

	September 30,	December 31,
	2017	2016
Nonperforming loans	$22,921	$21,539
Foreclosed properties (OREO)	2,736	7,949
Total nonperforming assets	$25,657	$29,488
Nonperforming loans as a percentage of total loans	.32%	.31%
Nonperforming assets as a percentage of total loans and OREO	.36	.43
Nonperforming assets as a percentage of total assets	.23	.28

At September 30, 2017, nonperforming loans were $22.9 million compared to $21.5 million at December 31, 2016. Nonperforming assets, which include nonperforming loans and foreclosed real estate, totaled $25.7 million at September 30, 2017 and $29.5 million at December 31, 2016.

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

Purchased credit impaired (“PCI”) loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at September 30, 2017 or December 31, 2016 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

The following table summarizes nonperforming assets by category and market as of the dates indicated.

Table 11 - Nonperforming Assets by Category and Market
(in thousands)

	September 30, 2017			December 31, 2016
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Owner occupied commercial real estate	$5,027	$764	$5,791	$7,373	$3,145	$10,518
Income producing commercial real estate	2,042	121	2,163	1,324	36	1,360
Commercial & industrial	2,378	-	2,378	966	-	966
Commercial construction	1,376	923	2,299	1,538	2,977	4,515
Total commercial	10,823	1,808	12,631	11,201	6,158	17,359
Residential mortgage	8,559	392	8,951	6,368	1,260	7,628
Home equity lines of credit	1,898	195	2,093	1,831	531	2,362
Residential construction	178	341	519	776	-	776
Consumer installment	84	-	84	88	-	88
Indirect auto	1,379	-	1,379	1,275	-	1,275
Total NPAs	$22,921	$2,736	$25,657	$21,539	$7,949	$29,488

BY MARKET
North Georgia	$6,707	$404	$7,111	$5,278	$856	$6,134
Atlanta MSA	1,098	338	1,436	1,259	716	1,975
North Carolina	4,376	318	4,694	4,750	632	5,382
Coastal Georgia	2,532	-	2,532	1,778	-	1,778
Gainesville MSA	763	-	763	279	-	279
East Tennessee	1,734	67	1,801	2,354	675	3,029
South Carolina	1,903	1,609	3,512	2,494	5,070	7,564
Commercial Banking Solutions	2,429	-	2,429	2,072	-	2,072
Indirect auto	1,379	-	1,379	1,275	-	1,275
Total NPAs	$22,921	$2,736	$25,657	$21,539	$7,949	$29,488

The table below summarizes activity in nonperforming assets for the periods indicated.

Table 12 - Activity in Nonperforming Assets

(in thousands)

	Third Quarter 2017			Third Quarter 2016
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$23,095	$2,739	$25,834	$21,348	$6,176	$27,524
Acquisitions	20	805	825	-	7,495	7,495
Loans placed on non-accrual	7,964	-	7,964	6,680	-	6,680
Payments received	(5,192)	-	(5,192)	(3,938)	-	(3,938)
Loan charge-offs	(2,159)	-	(2,159)	(1,236)	-	(1,236)
Foreclosures	(807)	683	(124)	(1,282)	2,335	1,053
Capitalized costs	-	-	-	-	3	3
Property sales	-	(1,295)	(1,295)	-	(6,553)	(6,553)
Write downs	-	(236)	(236)	-	(53)	(53)
Net gains on sales	-	40	40	-	(216)	(216)
Ending Balance	$22,921	$2,736	$25,657	$21,572	$9,187	$30,759

	First Nine Months of 2017			First Nine Months 2016
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$21,539	$7,949	$29,488	$22,653	$4,883	$27,536
Acquisitions	20	805	825	-	6,998	6,998
Loans placed on non-accrual	19,246	-	19,246	18,237	-	18,237
Payments received	(11,193)	-	(11,193)	(9,951)	-	(9,951)
Loan charge-offs	(5,015)	-	(5,015)	(4,718)	-	(4,718)
Foreclosures	(1,676)	1,725	49	(4,649)	6,647	1,998
Capitalized costs	-	-	-	-	101	101
Note / property sales	-	(7,076)	(7,076)	-	(9,501)	(9,501)
Write downs	-	(1,010)	(1,010)	-	(133)	(133)
Net gains on sales	-	343	343	-	192	192
Ending Balance	$22,921	$2,736	$25,657	$21,572	$9,187	$30,759

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

Impaired Loans

At September 30, 2017 and December 31, 2016, United had $65.2 million and $73.2 million, respectively, in loans with terms that have been modified in TDRs. Included therein were $5.65 million and $5.35 million, respectively, of TDRs that were classified as nonaccrual and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $59.6 million and $67.8 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At September 30, 2017 and December 31, 2016, there were $83.6 million and $85.7 million, respectively, of loans classified as impaired under the definition outlined in the Accounting Standards Codification, including TDRs which are by definition considered impaired. Included in impaired loans at September 30, 2017 and December 31, 2016 was $29.2 million and $28.3 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value. The balance of impaired loans at September 30, 2017 and December 31, 2016 of $54.4 million and $57.4 million, respectively, had specific reserves that totaled $4.44 million and $3.45 million, respectively. The average recorded investment in impaired loans for the third quarters of 2017 and 2016 was $84.2 million and $93.0 million, respectively. For the nine months ended September 30, 2017 and 2016, the average recorded investment in impaired loans was $84.2 million and $92.0 million, respectively. For the three and nine months ended September 30, 2017, United recognized $931,000 and $2.89 million in interest revenue on impaired loans compared to $1.13 million and $3.26 million, respectively, for the same periods of the prior year.

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

At September 30, 2017 and December 31, 2016, United had securities held-to-maturity with a carrying amount of $307 million and $330 million, respectively, and securities available-for-sale totaling $2.54 billion and $2.43 billion, respectively. At September 30, 2017 and December 31, 2016, the securities portfolio represented approximately 26% of total assets.

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

Management evaluates its securities portfolio each quarter to determine if any security is considered to be other than temporarily impaired. In making this evaluation, management considers its ability and intent to hold securities to recover current market losses. Losses on United’s fixed income securities at September 30, 2017 primarily reflect the effect of changes in interest rates. United did not recognize any other than temporary impairment losses on its investment securities during the third quarter of 2017 or 2016.

At September 30, 2017 and December 31, 2016, 16% and 22%, respectively, of the securities portfolio was invested in floating-rate securities or fixed-rate securities that were swapped to floating rates in order to manage exposure to rising interest rates.

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

Deposits

Total customer deposits, excluding brokered deposits, as of September 30, 2017 were $8.76 billion, compared to $8.31 billion at December 31, 2016. Total core transaction deposits (demand, NOW, money market and savings deposits, excluding public funds deposits) of $6.45 billion at September 30, 2017 increased $532 million since December 31, 2016, partly due to the HCSB acquisition. United’s high level of service, as evidenced by its strong customer satisfaction scores, has been instrumental in attracting and retaining core transaction deposit accounts.

Borrowing Activities

The Bank is a shareholder in the Federal Home Loan Bank of Atlanta (“FHLB”). Through this affiliation, FHLB secured advances totaled $494 million and $709 million, respectively, as of September 30, 2017 and December 31, 2016. United anticipates continued use of this short and long-term source of funds. Additional information regarding FHLB advances is provided in Note 13 to the consolidated financial statements included in United’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

United’s policy is based on the 12-month impact on net interest revenue of interest rate shocks and ramps that increase from 100 to 400 basis points or decrease 100 basis points from the base scenario. In the shock scenarios, rates immediately change the full amount at the scenario onset. In the ramp scenarios, rates change by 25 basis points per month. United’s policy limits the projected change in net interest revenue over the first 12 months to a 5% decrease for each 100 basis point change in the increasing and decreasing rate ramp and shock scenarios. Historically low rates on September 30, 2016 made use of the down scenarios irrelevant. The following table presents United’s interest sensitivity position at the dates indicated.

Table 13 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at September 30,
	2017		2016
Change in Rates	Shock	Ramp	Shock	Ramp
100 basis point increase	0.6%	0.0%	0.6%	0.0%
100 basis point decrease	(8.7)	(6.7)	n/a	n/a

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

Management uses derivative financial instruments to assist in the management of interest rate sensitivity. Derivative financial instruments can be a cost-effective and capital-effective means of modifying the re-pricing characteristics of on-balance sheet assets and liabilities. These contracts generally consist of interest rate swaps under which United pays a variable rate (or fixed rate, as the case may be) and receives a fixed rate (or variable rate, as the case may be), interest rate caps that fix the maximum amount of interest paid on a variable rate borrowing and interest rate floors that fix the minimum amount of interest received for floating rate loans. In addition to derivative instruments, management uses a variety of balance sheet instruments to manage interest rate risk such as investment securities, wholesale funding, and bank-issued deposits.

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

From time to time, United will terminate hedging positions when conditions change and the position is no longer necessary to manage overall sensitivity to changes in interest rates. In those situations where the terminated contract was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the contract, the resulting gain or loss is amortized over the remaining life of the original contract. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization. United expects that $545,000 will be reclassified as an increase to interest expense from other comprehensive income over the next twelve months related to these terminated cash flow hedges.

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

At September 30, 2017, United had cash and cash equivalent balances of $247 million and had sufficient qualifying collateral to increase FHLB advances by $834 million and Federal Reserve discount window borrowing capacity of $1.17 billion. United also has the ability to raise substantial funds through brokered deposits. In addition to these wholesale sources, United has the ability to attract retail deposits by competing more aggressively on pricing.

As disclosed in the consolidated statement of cash flows, net cash provided by operating activities was $147 million for the nine months ended September 30, 2017. Net income of $79.7 million for the nine month period included deferred income tax expense of $51.8 million, and non-cash expenses for the following: depreciation, amortization and accretion of $20.1 million and stock-based compensation expense of $4.36 million. Other sources of cash from operating activities included a decrease in other assets and accrued interest receivable of $4.11 million. These sources of cash from operating activities were offset by a decrease in accrued expenses and other liabilities of $8.38 million. Net cash used in investing activities of $198,000 consisted primarily of a $57.3 million net increase in loans, purchases of investment securities available-for-sale totaling $710 million and purchases of investment securities held-to-maturity of $21.6 million. These uses of cash were partially offset by $44.9 million in proceeds from maturities and calls of investment securities held-to-maturity, $276 million in proceeds from the sale of investment securities available-for-sale and $466 million in proceeds from maturities and calls of investment securities available-for-sale. Net cash used in financing activities of $117 million consisted primarily of a net decrease in FHLB advances of $239 million, repayment of long-term debt of $40.0 million, and $18.7 million in dividends to common shareholders, partially offset by a net increase in deposits of $172 million. In the opinion of management, United’s liquidity position at September 30, 2017, was sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

Shareholders’ equity at September 30, 2017 was $1.22 billion, an increase of $145 million from December 31, 2016 due to year-to-date earnings less dividends declared, stock issued for the HCSB acquisition, an increase in the value of available-for-sale securities and the release of the disproportionate tax effect related to terminated cash flow hedges. Accumulated other comprehensive loss, which includes unrealized gains and losses on securities available-for-sale, the unrealized gains and losses on derivatives qualifying as cash flow hedges and unamortized prior service cost and actuarial gains and losses on United’s modified retirement plan, is excluded in the calculation of regulatory capital adequacy ratios.

The following table shows United’s capital ratios, as calculated under applicable regulatory guidelines, at September 30, 2017 and December 31, 2016. As of September 30, 2017, capital levels remained characterized as “well-capitalized” under the Basel III Capital Rules in effect at the time.

Table 14 - Capital Ratios

(dollars in thousands)

	Basel III Guidelines		United Community Banks, Inc. (Consolidated)		United Community Bank
		Well	September 30,	December 31,	September 30,	December 31,
	Minimum	Capitalized	2017	2016	2017	2016

Risk-based ratios:
Common equity tier 1 capital	4.5%	6.5%	12.22%	11.23%	12.67%	12.66%
Tier I capital	6.0	8.0	12.27	11.23	12.67	12.66
Total capital	8.0	10.0	13.02	12.04	13.43	13.48
Leverage ratio	4.0	5.0	9.30	8.54	9.61	9.63

Common equity tier 1 capital			$993,706	$874,452	$1,028,893	$984,529
Tier I capital			997,883	874,452	1,028,893	984,529
Total capital			1,058,970	937,876	1,089,980	1,047,953

Risk-weighted assets			8,134,417	7,789,089	8,118,459	7,775,352
Average total assets			10,726,624	10,236,868	10,710,987	10,221,318

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2017 and 2016.

Table 15 - Stock Price Information

	2017				2016
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume

First quarter	$30.47	$25.29	$27.69	459,018	$19.27	$15.74	$18.47	440,759
Second quarter	28.57	25.39	27.80	402,802	20.60	17.07	18.29	771,334
Third quarter	29.02	24.47	28.54	365,102	21.13	17.42	21.02	379,492
Fourth quarter					30.22	20.26	29.62	532,944

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

There have been no material changes in United’s market risk as of September 30, 2017 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2016. The interest rate sensitivity position at September 30, 2017 is included in management’s discussion and analysis on page 59 of this report.

Item 4.	Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of United’s disclosure controls and procedures as of September 30, 2017. Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

On March 22, 2016, United announced that its Board of Directors had authorized a program to repurchase up to $50 million of United’s outstanding common stock through December 31, 2017. Under the program, the shares may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program depends on a number of factors, including the market price of United’s common stock, general market and economic conditions, and applicable legal requirements. As of September 30, 2017, the remaining authorization was $36.3 million. In November of 2017, the Board of Directors extended this program through December 31, 2018.

The following table contains information for shares repurchased during the third quarter of 2017.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2017 - July 31, 2017	-	$-	-	$36,342
August 1, 2017 - August 31, 2017	-	-	-	36,342
September 1, 2017 - September 30, 2017	-	-	-	36,342
Total	-	$-	-	$36,342

Item 3.	Defaults upon Senior Securities – None

Item 4.	Mine Safety Disclosures – None

Item 5.	Other Information – None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification by Jimmy C. Tallent, Chairman and Chief Executive Officer of United Community Banks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Jefferson L. Harralson, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 3, 2017

