Form 10-K
period 2017-12-31
UNITED COMMUNITY BANKS INC
filed 2018-02-27
CIK 857855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,947,033,771 (based on shares held by non-affiliates at $27.80 per share, the closing stock price on the Nasdaq stock market on June 30, 2017).

As of February 1, 2018, 79,110,975 shares of common stock were issued and outstanding. Also outstanding were presently exercisable options to acquire 53,287 shares, presently exercisable warrants to acquire 219,909 shares and 599,932 shares issuable under United Community Banks, Inc.’s deferred compensation plan.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated herein into Part III by reference.

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

Since the early 1990s, United has actively expanded its market coverage through organic growth complemented by selective acquisitions, primarily of banks whose managements share United’s community banking and customer service philosophies. Although those acquisitions have directly contributed to United’s growth, their contribution has primarily been to provide United access to new markets with attractive organic growth potential. Organic growth in assets includes growth through existing offices as well as growth at de novo locations and post-acquisition growth at acquired banking offices.

To emphasize its commitment to community banking, United conducts substantially all of its operations through a community-focused operating model of separate “community banks”, which as of December 31, 2017, operated at 156 locations throughout markets in Georgia, South Carolina, North Carolina, and Tennessee. The community banks offer a full range of retail and corporate banking services, including checking, savings and time deposit accounts, secured and unsecured loans, wire transfers, brokerage services and other financial services, and are led by local bank presidents (referred to herein as the “Community Bank Presidents”) and management with significant experience in, and ties to, their communities. Each of the Community Bank Presidents has authority, alone or with other local officers, to make most credit decisions. In recent years, United has developed a number of specialized lending areas focusing on asset-based lending, commercial real estate, middle market businesses, United States Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) guaranteed loans, senior living, builder finance and renewable energy. Although the specialized lending areas have their own customers, they also work with the community banks to provide their specialized lending expertise to better serve their customers. This partnership helps United position itself as a community bank with large bank resources. Management believes that this operating model provides a competitive advantage.

The Bank, through its full-service retail mortgage lending division, United Community Mortgage Services (“UCMS”), is approved as a seller/servicer for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and provides fixed and adjustable-rate home mortgages. During 2017, the Bank originated $745 million of residential mortgage loans throughout its footprint in Georgia, North Carolina, Tennessee and South Carolina for the purchase of homes and to refinance existing mortgage debt. The majority of these mortgages were sold into the secondary market without recourse to the Bank, other than for breaches of warranties. With the acquisition of The Palmetto Bank in late 2015, United began retaining the servicing on most of its mortgage production. United’s residential mortgage servicing portfolio included $847 million in loans at December 31, 2017.

The Bank owns an insurance agency, United Community Insurance Services, Inc. (“UCIS”), known as United Community Advisory Services, which is a subsidiary of the Bank. United also owns a captive insurance subsidiary, United Community Risk Management Services, Inc. (“UCRMSI”) that provides risk management services for United’s subsidiaries. Another Bank subsidiary, United Community Payment Systems, LLC (“UCPS”), provides payment processing services for the Bank’s commercial and small business customers. UCPS is a joint venture with Security Card Services, LLC, a merchant services provider headquartered in Oxford, Mississippi and owned by First Data Corporation.

United produces fee revenue through its sale of non-deposit investment products. Those products are sold by employees of United who are licensed financial advisors doing business as United Community Advisory Services. United has an affiliation with a third party broker/dealer, Linsco Private Ledger, to facilitate this line of business.

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

Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experience may materially differ from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experience to differ from those projected include, but are not limited to, the following factors:

•	the condition of the general business and economic environment;
•	the results of our internal credit stress tests may not accurately predict the impact on our financial condition if the economy were to deteriorate;
•	our ability to maintain profitability;
•	our ability to fully realize the balance of our net deferred tax asset, including net operating loss carryforwards;
•	the impact of lower federal income tax rates on the carrying amount of our deferred tax asset;
•	the impact of the Tax Cuts and Jobs Act of 2017 and related regulations (the “Tax Act”);
•	the risk that we may be required to increase the valuation allowance on our net deferred tax asset in future periods;
•	the condition of the banking system and financial markets;
•	our ability to raise capital;
•	our ability to maintain liquidity or access other sources of funding;
•	changes in the cost and availability of funding;
•	the success of the local economies in which we operate;
•	our lack of geographic diversification;
•	our concentrations of residential and commercial construction and development loans and commercial real estate loans are subject to unique risks that could adversely affect our earnings;
•	changes in prevailing interest rates may negatively affect our net income and the value of our assets and other interest rate risks;
•	our accounting and reporting policies;
•	if our allowance for loan losses is not sufficient to cover actual loan losses;
•	losses due to fraudulent and negligent conduct of our loan customers, third party service providers or employees;
•	risks related to our communications and information systems, including risks with respect to cybersecurity breaches;
•	our reliance on third parties to provide key components of our business infrastructure and services required to operate our business;
•	competition from financial institutions and other financial service providers;
•	risks with respect to our ability to successfully expand and complete acquisitions and integrate businesses and operations that are acquired;
•	deteriorating conditions in the stock market, the public debt market and other capital markets;
•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and related regulations (the “Dodd-Frank Act”);
•	changes in laws and regulations or failures to comply with such laws and regulations;
•	changes in regulatory capital and other requirements;
•	the costs and effects of litigation, examinations, investigations, or similar matters, or adverse facts and developments related thereto;
•	possible regulatory or judicial proceedings, board resolutions, informal memorandums of understanding or formal enforcement actions imposed by regulators;
•	changes in tax laws, regulations and interpretations or challenges to our income tax provision; and
•	our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures.

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

Competition

The market for banking and bank-related services is highly competitive. United actively competes in its market areas, which include both rural and metropolitan parts of Georgia, North Carolina, Tennessee and South Carolina, with other providers of deposit and credit services. These competitors include other commercial banks, savings banks, savings and loan associations, credit unions, mortgage companies, financial technology companies and brokerage firms.

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

Share of Local Deposit Markets by County - Banks and Savings Institutions

	Market Share					Rank in Market
	2017	2016	2015	2014	2013	2017	2016	2015	2014	2013
Atlanta, Georgia MSA
Bartow	8%	8%	9%	11%	11%	6	5	5	3	3
Carroll	9	11	10	7	7	4	4	4	5	5
Cherokee	4	5	4	5	4	9	9	9	9	9
Cobb	3	2	2	3	3	8	13	13	12	11
Coweta	3	3	2	2	2	10	10	10	10	11
Dawson	38	36	33	34	36	1	1	1	1	1
DeKalb	1	1	1	1	1	17	16	16	16	18
Douglas	1	1	1	2	2	11	11	11	11	12
Fayette	8	8	7	7	7	5	6	7	6	5
Forsyth	6	6	7	8	7	8	8	5	4	6
Fulton	1	1	1	1	1	18	20	21	21	20
Gwinnett	2	3	3	3	3	9	7	7	7	7
Henry	8	7	7	7	6	6	6	6	6	6
Newton	3	3	3	3	3	7	7	8	8	8
Paulding	-	4	4	4	4	-	9	9	9	9
Pickens	7	6	7	7	6	5	5	5	4	5
Rockdale	9	9	9	9	12	5	5	5	6	4
Walton	2	2	2	1	2	10	10	10	10	10
Gainesville, Georgia MSA
Hall	11	11	12	12	12	4	4	4	4	4
North Georgia
Chattooga	42	42	43	44	43	1	1	1	1	1
Fannin	56	56	57	55	50	1	1	1	1	1
Floyd	10	16	15	15	15	3	3	3	3	4
Gilmer	33	35	27	27	26	1	1	2	2	2
Habersham	24	22	22	22	23	2	2	2	2	2
Jackson	8	8	8	8	7	6	5	5	6	7
Lumpkin	33	30	30	29	29	1	1	1	2	2
Rabun	18	17	16	15	14	3	3	3	3	3
Towns	56	54	50	53	50	1	1	1	1	1
Union	84	84	87	84	84	1	1	1	1	1
White	46	48	47	47	48	1	1	1	1	1

Share of Local Deposit Markets by County - Banks and Savings Institutions, continued

	Market Share					Rank in Market
	2017	2016	2015	2014	2013	2017	2016	2015	2014	2013

Tennessee
Blount	1	1	2	1	1	12	12	12	14	12
Bradley	5	5	7	5	5	9	8	7	8	7
Knox	1	1	1	1	1	14	15	11	27	30
Loudon	46	49	51	15	15	1	1	1	3	3
Monroe	3	2	3	3	3	7	7	7	8	8
Roane	8	9	9	9	9	6	5	6	6	5
Coastal Georgia
Chatham	2	2	2	2	2	9	9	9	9	9
Glynn	10	10	7	14	12	5	4	7	2	2
Ware	4	4	3	4	3	8	8	9	9	9
North Carolina
Avery	14	14	15	15	16	4	3	3	4	4
Cherokee	37	37	36	35	35	1	1	1	1	1
Clay	45	45	44	44	44	1	1	1	1	1
Duplin	9	-	-	-	-	4	-	-	-	-
Graham	74	74	74	75	71	1	1	1	1	1
Hartnett	2	-	-	-	-	9	-	-	-	-
Haywood	11	10	11	10	11	5	6	6	6	6
Henderson	5	5	4	3	3	9	9	9	10	10
Jackson	31	30	31	30	28	1	1	1	1	1
Johnston	20	-	-	-	-	2	-	-	-	-
Macon	5	5	4	6	7	6	5	6	6	5
Mitchell	58	42	41	36	34	1	1	1	1	1
Swain	19	17	15	15	17	2	2	2	2	2
Transylvania	18	17	17	16	14	3	3	3	3	3
Wake	1	-	-	-	-	15	-	-	-	-
Watauga	2	2	2	2	2	10	11	11	11	11
Yancey	19	19	19	19	20	3	2	2	3	2
South Carolina
Abbeville	10	10	10	-	-	5	5	5	-	-
Anderson	4	4	4	-	-	10	10	10	-	-
Beaufort	1	2	-	-	-	17	16	-	-	-
Charleston	1	2	-	-	-	14	13	-	-	-
Cherokee	10	10	11	-	-	5	5	5	-	-
Dorchester	3	4	-	-	-	12	9	-	-	-
Greenville	4	4	4	1	-	9	9	9	27	-
Greenwood	10	11	11	-	-	5	4	5	-	-
Horry	7	2	-	-	-	5	15	-	-	-
Laurens	36	34	35	-	-	1	1	1	-	-
Oconee	1	1	2	-	-	11	11	11	-	-
Pickens	1	1	1	-	-	11	13	12	-	-
Spartanburg	3	3	3	-	-	8	10	11	-	-

Loans

The Bank makes both secured and unsecured loans to individuals and businesses. Secured loans include first and second real estate mortgage loans and commercial loans secured by non-real estate assets. The Bank also makes direct loans to consumers on both a secured and unsecured basis.

Specific risk elements associated with the Bank’s lending categories include, but are not limited to:

Loan Type	Percentage of Portfolio	Risk Elements

Commercial real estate - owner occupied	25%	General economic conditions; consumer spending; effect of rising interest rates; market's loosening of credit underwriting standards and structures; and business confidence.

Commercial real estate - income producing	21%	Effect of rising interest rates, supply and demand of property type; consumer sentiment; business confidence; effect of financial markets, general economic conditions in the U.S and abroad and recovery of operating fundamentals.

Commercial and industrial	15%	Industry concentrations; inability to monitor the condition of collateral (inventory, accounts receivable and other non-real estate assets); use of specialized or obsolete equipment as collateral; insufficient cash flow from operations to service debt payments; declines in general economic conditions.

Commercial construction	9%	Effect of rising interest rates; changes in market demand for property; deterioration of operating fundamentals; market's loosening of credit underwriting standards and structures; and fluctuations in both the debt and equity markets.

Residential mortgage	13%	Loan portfolio concentrations; changes in general economic conditions or in the local economy; loss of borrower’s employment; insufficient collateral value due to decline in property value; rising interest rates; and consumer sentiment.

Home equity lines of credit	9%	Unemployment and underemployment levels; rise in interest rates; household income growth; declining home values reducing the amount of equity; lines of credit nearing their "end-of-draw" period; effect of tax reform on interest deductibility.

Residential construction	2%	Inadequate long-term financing arrangements; inventory levels; cost overruns, changes in market demand for property; rising interest rates.

Consumer direct	2%	Consumer sentiment; elevated umemployment and underemployment in many of our local markets; household income stagnation; and increases in consumer prices.

Indirect auto	4%	Consumer sentiment; unemployment and underemployment levels; rise in interest rates; increases in consumer prices; decline in household income and loosening of credit structures; decline in vehicle values.

Lending Policy

The Bank makes loans primarily to persons or businesses that reside, work, own property, or operate in its primary market areas, except for specific lending strategies such as SBA and franchise lending. Unsecured loans are generally made only to persons who qualify for such credit based on their credit history, net worth, income and liquidity. Secured loans are made to persons who are well established and have the credit history, net worth, collateral, and cash flow to support the loan. Exceptions to the Bank’s policies are permitted on a case-by-case basis. Major policy exceptions require an approving officer to document the reason for the exception. Loans exceeding a lending officer’s credit limit must be approved through a credit approval process involving Regional Credit Managers. Consumer loans are approved through centralized consumer credit centers.

United’s Credit Administration department provides each lending officer with written guidelines for lending activities as approved by the Bank’s Board of Directors. Limited lending authority is delegated to lending officers as authorized by the Bank’s Board of Directors. Loans in excess of individual officer credit authority must be approved by a senior officer with sufficient approval authority delegated by Credit Administration as authorized by the Bank’s Board of Directors. The Senior Credit Committee approves loans where the total relationship exposure exceeds $8.5 million. At December 31, 2017, the Bank’s secured legal lending limit was $293 million; however, the Board of Directors has established an internal lending guideline of $30 million and an individual real estate project guideline of $18 million.

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

Consumer Credit Center

United has a centralized consumer credit center that provides underwriting, regulatory disclosure and document preparation for all consumer loan requests originated by the bank’s market lenders. Applications are processed through an automated loan origination software platform and decisioned by the credit center underwriters.

Loan Review and Nonperforming Assets

United’s Loan Review Department reviews, or engages an independent third party to review, the Bank’s loan portfolio on an ongoing basis to identify any weaknesses in the portfolio and to assess the general quality of credit underwriting. The results of such reviews are presented to Executive Management, the Community Bankers, Commercial Banking Solutions, Credit Administration Management and the Risk Committee of the Board of Directors. If an individual borrower has a significant weakness identified during the review process, the risk rating of the loans to that borrower will be downgraded to the classification that most closely matches the current risk level. The review process also provides for the upgrade of loans that show improvement since the last review. Since each borrower in a credit relationship may have a different credit structure, source of repayment and guarantors, loans to different borrowers in a relationship can be assigned different risk ratings. United adopted a dual risk rating system for commercial loans whereby risk is defined at the obligor level and the facility level. The obligor risk rating assigns a rating based on qualitative and quantitative metrics that measure the financial viability of the borrower which is an estimate of the probability that the borrower will default. The facility risk rating considers the loss protection provided by assigned collateral factoring in control and the loan-to-value ratio. This rating estimates the probability of loss once the borrower has defaulted.

Under United’s 10-tier loan grading system for commercial loans, grades 1 through 6 are considered “pass” (acceptable) credit risk, grade 7 is a “watch” rating, and grades 8 through 10 are “adversely classified” credits that require management’s attention. The entire 10-grade rating scale provides for a higher numeric rating for increased risk. For example, a risk rating of 1 is the least risky of all credits and would be typical of an investment grade borrower. Risk ratings of 2 through 6 in the pass category each have incrementally more risk. The four criticized list credit ratings and rating definitions are:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Consumer loans are part of a pass / fail grading system designed to segment loans based upon the risk of default resulting in a loss to the Bank. Specifically, a failed credit will be a loan that has an increased risk of default that could result in a loss to the Bank.

In addition, Credit Administration, with supervision and input from the Accounting Department, prepares a quarterly analysis to determine the adequacy of the Allowance for Credit Losses (“ACL”). The ACL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The allowance for loan losses analysis starts with total loans and subtracts loans fully secured by deposit accounts at the Bank and the portion of loans guaranteed by the SBA or USDA, which have minimal risk of loss other than fraud-related losses. Next, all loans that are considered individually impaired are reviewed and assigned a specific reserve if one is warranted. Most collateral dependent nonaccrual loans with specific reserves are charged down to net realizable value of the underlying collateral. The remaining loan balance for each major loan category is then multiplied by its respective estimated loss factor. Loss factors for these loans are estimated and determined based on historical loss experience by type of loan. United multiplies the annualized loss factor by the calculated loss emergence period in order to quantify the estimated incurred losses in the loan portfolio. The loss emergence period is determined for each category of loans based on the average length of time between when a loan first becomes more than 30 days past due and when that loan is ultimately charged off. Management’s use of the loss emergence period is an estimate of the period of time from the first evidence of loss incurrence through the period of time until such losses are confirmed (or charged-off). Previously, United reported an unallocated portion of the allowance which was maintained due to imprecision in estimating loss factors and loss emergence periods, and economic and other conditions that cannot be entirely quantified in the analysis. With the incorporation of the loss emergence period into United’s allowance methodology in the first quarter of 2014, the previously unallocated balance has been allocated to other components of the allowance for loan losses.

Asset/Liability Committee

United’s Asset Liability Management Committee (“ALCO”) is composed of executive and other officers and the Treasurer of United. ALCO’s primary role is to balance asset growth and income generation with the prudent management of interest rate risk, market risk and liquidity risk and with the need to maintain appropriate levels of capital. ALCO directs the Bank’s overall balance sheet strategy, including the acquisition and investment of funds.  At regular meetings, ALCO reviews the interest rate sensitivity and liquidity positions, including stress scenarios, the net interest margin, the investment portfolio, the funding mix and other variables, such as regulatory changes, monetary policy adjustments and the overall state of the economy. A more comprehensive discussion of United’s asset/liability management and interest rate risk is contained in the Management’s Discussion and Analysis (Part II, Item 7) and Quantitative and Qualitative Disclosures About Market Risk (Part II, Item 7A) sections of this report.

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

Employees

As of December 31, 2017, United and its subsidiaries had 2,137 full-time equivalent employees. Neither United nor any of its subsidiaries are a party to any collective bargaining agreement and management believes that employee relations are good.

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

United must also register with the Georgia Department of Banking and Finance (the “DBF”) and file periodic information with the DBF. As part of such registration, the DBF requires information with respect to the financial condition, operations, management and intercompany relationship of United and the Bank and related matters. The DBF may also require such other information as is necessary to keep itself informed concerning compliance with Georgia law and the regulations and orders issued thereunder by the DBF, and the DBF may examine United and the Bank. Although the Bank operates branches in North Carolina, Tennessee and South Carolina; neither the North Carolina Banking Commission, the Tennessee Department of Financial Institutions, nor the South Carolina Commissioner of Banking examines or directly regulates out-of-state holding companies.

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

The Dodd-Frank Act was enacted in 2010, and resulted in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. In 2017, both the House of Representatives and the Senate introduced legislation that would repeal or modify provisions of the Dodd-Frank Act and significantly impact financial services regulation. Although the bills vary in content, certain key aspects include revisions to rules related to mortgage loans, delayed implementation of rules related to the Home Mortgage Disclosure Act, reform and simplification of certain Volcker Rule requirements, and raising the threshold for applying enhanced prudential standards to bank holding companies with total consolidated assets equal to or greater than $50 billion to those with total consolidated assets equal to or greater than $250 billion.

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

Under the Federal Reserve’s Comprehensive Capital Analysis and Review (“CCAR”) Rules, bank holding companies with $50 billion or more of total assets are required to submit annual capital plans to the Federal Reserve and generally may pay dividends and repurchase stock only under a capital plan as to which the Federal Reserve has not objected. The CCAR rules will not apply to United for so long as our total consolidated assets remain below $50 billion. However, it is anticipated that United’s capital ratios will be important factors considered by the Federal Reserve in evaluating whether proposed payments of dividends or stock repurchases may be an unsafe or unsound practice.

Due to its accumulated deficit, the Bank must receive pre-approval from the DBF and FDIC to pay cash dividends (reduction in capital) to United in 2018. In 2017, 2016 and 2015, the Bank paid a cash dividend of $103 million, $41.5 million and $77.5 million, respectively, to United after the approval of the DBF and FDIC. The dividends were paid out of capital surplus rather than the accumulated deficit. At December 31, 2017, the remaining accumulated deficit for the Bank was $162 million. United declared cash dividends on its common stock in 2017, 2016 and 2015 of 38 cents, 30 cents and 22 cents per share, respectively.

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

The Basel III Capital Rules became effective for United and the Bank on January 1, 2015, subject to a phase in period.

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

As of December 31, 2017, the FDIC categorized the Bank as “well-capitalized” under current regulations.

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

Management believes that, as of December 31, 2017, United and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

In November 2017, the federal banking agencies adopted a final rule to extend the regulatory capital treatment applicable during 2017 under the capital rules for certain items, including regulatory capital deductions, risk weights, and certain minority interest limitations. The relief provided under the final rule applies to banking organizations that are not subject to the capital rules’ advanced approaches, such as United. Specifically, the final rule extends the current regulatory capital treatment of mortgage servicing assets, deferred tax assets arising from temporary differenes that could not be realized through net operating loss carrybacks, significant investments in the capital of unconsolidated financial institutions in the form of common stock, non-significant investments in the capital of unconsolidated financial institutions, significant investments in the capital of unconsolidated financial institutions that are not in the form of common stock, and common equity tier 1 minority interest, tier 1 minority interest, and total capital minority interest exceeding the capital rules’ minority interest limitations.

In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets (“RWA”), which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. Leadership of the federal banking agencies who are tasked with implementing Basel IV, supported the revisions. Although it is uncertain at this time, we anticipate some, if not all, of the Basel IV accord may be incorporated into the capital requirements framework applicable to United.

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

The CFPB experienced a leadership change in late 2017, which is subject to ongoing litigation and may impact the CFPB’s policies and supervision and enforcement efforts.

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

Effective July 2016, the FDIC published final rules to increase the Deposit Insurance Fund to the statutorily required minimum level of 1.35% by imposing on financial institutions with at least $10 billion in assets a surcharge of 4.5 cents per $100 of their assessment base (after making certain adjustments), to be assessed over a period of eight quarters. As of December 31, 2016, United’s total assets exceeded $10 billion and, accordingly, the Bank became subject to this surcharge in the third quarter of 2017. If this surcharge is insufficient to increase the Deposit Insurance Fund reserve ratio to 1.35 percent by December 31, 2018, a one-time shortfall assessment will be imposed on financial institutions with total consolidated assets of $10 billion or more on March 31, 2019.

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

Volcker Rule. The Dodd-Frank Act amended the BHC Act to require the federal bank regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. The Federal Reserve adopted final rules implementing the Volcker Rule on December 10, 2013. United became subject to the Volcker Rule in 2017 without a material effect on its operations and the operations of its subsidiaries, including the Bank, as United does not engage in businesses prohibited by the Volcker Rule. United may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule.

Durbin Amendment. The Dodd-Frank Act included provisions which restrict interchange fees to those which are “reasonable and proportionate” for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. This statutory provision is known as the “Durbin Amendment”. In the Federal Reserve’s final rules implementing the Durbin Amendment, interchange fees for debit card transactions were capped at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. Another related rule also permits an additional $0.01 per transaction “fraud prevention adjustment” to the interchange fee if certain Federal Reserve standards are implemented, including an annual review of fraud prevention policies and procedures. With respect to network exclusivity and merchant routing restrictions, it is now required that all debit cards participate in at least two unaffiliated networks so that the transactions initiated using those debit cards will have at least two independent routing channels. The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, apply to debit card issuers with $10 billion or more in total consolidated assets. United became subject to the interchange fee restrictions and other requirements contained in the Durbin Amendment on July 1, 2017.

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

The Tax Act. On December 22, 2017, the Tax Act was signed into law. The Tax Act includes a number of provisions that affect United, including the following:

•	Tax Rate. The Tax Act replaces the graduated corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% flat tax rate. Although the reduced tax rate generally should be favorable to us by resulting in increased earnings and capital, it will decrease the value of our existing deferred tax assets. Accounting principles generally accepted in the United States of America (“GAAP”) requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment. Accordingly, the incremental income tax expense recorded by United in the fourth quarter of 2017 related to the Tax Act was $38.2 million, resulting primarily from a remeasurement of United’s deferred tax assets which now total $88.0 million.
•	FDIC Insurance Premiums. The Tax Act prohibits taxpayers with consolidated assets over $50 billion from deducting any FDIC insurance premiums and prohibits taxpayers with consolidated assets between $10 and $50 billion, such as the Bank, from deducting the portion of their FDIC premiums equal to the ratio, expressed as a percentage, that (i) the taxpayer’s total consolidated assets over $10 billion, as of the close of the taxable year, bears to (ii) $40 billion. As a result, the Bank’s ability to deduct its FDIC premiums will now be limited.
16

•	Employee Compensation. A “publicly held corporation” is not permitted to deduct compensation in excess of $1 million per year paid to certain employees. The Tax Act eliminates certain exceptions to the $1 million limit applicable under prior to law related to performance-based compensation, such as equity grants and cash bonuses that are paid only on the attainment of performance goals. As a result, our ability to deduct certain compensation paid to our most highly compensated employees will now be limited.
•	Business Asset Expensing. The Tax Act allows taxpayers immediately to expense the entire cost (instead of only 50%, as under prior law) of certain depreciable tangible property and real property improvements acquired and placed in service after September 27, 2017 and before January 1, 2023 (with an additional year for certain property). This 100% “bonus” depreciation is phased out proportionately for property placed in service on or after January 1, 2023 and before January 1, 2027 (with an additional year for certain property).
•	Interest Expense. The Tax Act limits a taxpayer’s annual deduction of business interest expense to the sum of (i) business interest income and (ii) 30% of “adjusted taxable income,” defined as a business’s taxable income without taking into account business interest income or expense, net operating losses, and, for 2018 through 2021, depreciation, amortization and depletion. Because we generate significant amounts of net interest income, we do not expect to be impacted by this limitation.

The foregoing description of the impact of the Tax Act on us should be read in conjunction with Note 17 to United’s consolidated financial statements.

Executive Officers of United

Senior executives of United are elected by the Board of Directors annually and serve at the pleasure of the Board of Directors.

The senior executive officers of United, and their ages, positions with United, past five year employment history and terms of office as of February 1, 2018, are as follows:

Name (age)	Position with United and Employment History	Officer of United Since

Jimmy C. Tallent (65)	Chairman and Chief Executive Officer (2015 - present); President, Chief Executive Officer and Director (1988 - 2015)	1988

H. Lynn Harton (56)	President and Chief Operating Officer and Director (2015 - present); Executive Vice President and Chief Operating Officer (2012 - 2015)	2012

Jefferson L. Harralson (52)	Executive Vice President and Chief Financial Officer (2017 - present); prior to joining United was Managing Director at Keefe, Bruyette and Woods (2002 – 2017)	2017

Bill M. Gilbert (65)	President, Community Banking (2015-present); Director of Banking (2013 - 2015); Regional President of North Georgia and Coastal Georgia (2011 - 2013)	2000

Bradley J. Miller (47)	Executive Vice President, Chief Risk Officer and General Counsel (2015 - present); Senior Vice President and General Counsel (2007 - 2015)	2007

Robert A. Edwards (53)	Executive Vice President and Chief Credit Officer (2015 - present); prior to joining United was Senior Vice President and Executive Credit Officer of Toronto-Dominion Bank (2010 - 2015)	2015

Richard W. Bradshaw (56)	President, Commercial Banking Solutions (2014 - present); prior to joining United was Senior Vice President, Head of United States SBA Programs of Toronto-Dominion Bank (2010 - 2014)	2014

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

Our success significantly depends on the growth in population, income levels, loans and deposits and on stability in real estate values in our markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally do not improve significantly, our business may be adversely affected. If market and economic conditions deteriorate, this may lead to valuation adjustments on our loan portfolio and losses on defaulted loans and on the sale of other real estate owned. Additionally, such adverse economic conditions in our market areas, specifically decreases in real estate property values due to the nature of our loan portfolio, more than 79% of which is secured by real estate, could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of more diverse economies.

Our concentration of commercial purpose construction and development loans is subject to unique risks that could adversely affect our results of operations and financial condition.

Our commercial purpose construction and development loan portfolio was $712 million at December 31, 2017, comprising 9% of total loans. Commercial purpose construction and development loans are often riskier than other loans because of the lack of ongoing income supporting the asset being financed. Consequently, economic downturns adversely affect the ability of real estate developer borrowers’ ability to repay these loans and the value of property used as collateral for such loans in a more dramatic fashion. A sustained weak economy could also result in higher levels of nonperforming loans in other categories, such as commercial and industrial loans, which may result in additional losses. As a result, these loans could represent higher risk due to slower sales and reduced cash flow that affect the borrowers’ ability to repay on a timely basis which could result in a sharp increase in our total net charge-offs and require us to significantly increase our allowance for loan losses, any of which could have a material adverse effect on our financial condition or results of operations.

Our concentration of commercial real estate loans is subject to risks that could adversely affect our results of operations and financial condition.

Our commercial real estate loan portfolio was $3.52 billion at December 31, 2017, comprising 46% of total loans. Commercial real estate loans typically involve larger loan balances than compared to residential mortgage loans. The repayment of loans secured by commercial real estate is dependent upon both the successful operation of the commercial project and the business operated out of that commercial real estate site, as over half of the commercial real estate loans are for owner-occupied properties. If the cash flows from the project are reduced or if the borrower’s business is not successful, a borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, we may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may be subject to adverse conditions in the real estate market or economy. In addition, many economists believe that the potential for deterioration in income producing commercial real estate may occur through rising vacancy rates or declining absorption rates of existing square footage and/or units. As a result, these loans could represent higher risk due to slower sales and reduced cash flow that affect the borrowers’ ability to repay on a timely basis, could result in a sharp increase in our total net charge-offs and could require us to significantly increase our allowance for loan losses, any of which could have a material adverse effect on our financial condition or results of operations.

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

Our loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment. We may experience significant loan losses which would have a material adverse effect on our operating results. Our management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. We maintain an allowance for credit losses in an attempt to cover any probable incurred loan losses in the loan portfolio. In determining the size of the allowance, our management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and real estate values, trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. As a result of these considerations, we have from time to time increased our allowance for credit losses. For the year ended December 31, 2017, we recorded provision expense of $3.80 million compared to a release of provision for credit losses of $800,000 and provision expense of $3.70 million for the years ended December 31, 2016 and 2015, respectively. If those assumptions are incorrect, the allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.

Reductions in interchange fees could reduce our non-interest income.

The Durbin Amendment to the Dodd-Frank Act has limited the amount of interchange fees that may be charged on certain debit card transactions. Beginning in July 2017, the Durbin Amendment became applicable to United because our total consolidated assets exceeded $10 billion at December 31, 2016. Complying with the Durbin Amendment will reduce United’s non-interest income from interchange fees.

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

In 2017, both Chambers of Congress proposed comprehensive financial regulatory reform bills that would amend the Dodd-Frank Act and that could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. Although the bills vary in content, certain key aspects include revisions to rules related to mortgage loans, delayed implementation of rules related to the Home Mortgage Disclosure Act, reform and simplification of certain Volcker Rule requirements, and raising the threshold for applying enhanced prudential standards to bank holding companies with total consolidated assets equal to or greater than $50 billion to those with total consolidated assets equal to or greater than $250 billion. At this time, a timeline for presentment and enactment of such regulatory relief is uncertain and adoption of any such legislation may not result in a meaningful reduction of our regulatory burden and attendant costs. The failure to adopt financial reform regulation would result in our continuing to be subject to significant regulatory compliance costs, which would increase as our asset size comes closer to $50 billion.

The financial services industry is experiencing leadership changes at the federal banking agencies, which may impact regulations and government policy applicable to us.

In 2017 and early 2018, Congress confirmed a new Chairman of the Federal Reserve and a new Vice Chairman for Supervision at the Federal Reserve. In addition, the President nominated a new Chairwoman of the FDIC, and the Director of the CFPB resigned and was replaced by an interim Director. The President, senior members of Congress, and many among this new leadership group have advocated for significant reduction of financial services regulation, which may cause broader economic changes due to changes in governing ideology and governing style. As a result of the changes and impending changes in agency leadership, new regulatory initiatives may be stalled and certain previously enacted regulations may be revisited. New appointments to the Board of Governors of the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. At this time, further impact of these leadership changes and the potential impact on the regulatory requirements applicable to us and our supervision by these agencies is uncertain.

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

We reported a net deferred tax asset of $88.0 million as of December 31, 2017, which includes approximately $4.41 million of deferred tax benefits related to federal and state operating loss carry-forwards. Our ability to use such assets is dependent on our ability to generate future earnings within the operating loss carry-forward periods, which are generally 20 years. If we do not realize taxable earnings within the carry-forward periods, our deferred tax asset would be permanently impaired. Additionally, our ability to use such assets to offset future tax liabilities could be permanently impaired if cumulative common stock transactions over a rolling three-year period resulted in an ownership change under Section 382 of the Internal Revenue Code. There is no guarantee that our tax benefits preservation plan will prevent us from experiencing an ownership change under Section 382. Our inability to utilize these deferred tax assets (benefits) would have a material adverse effect on our financial condition and results of operations.

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

The Tax Act may have negative effects on our financial performance. For example, the Tax Act enacted limitations on certain deductions, such as the deduction of FDIC deposit insurance premiums, which will partially offset the anticipated increase in net earnings from a lower tax rate. In addition, as a result of the lower corporate tax rate, we were required under GAAP to record a tax expense due to remeasurement in the fourth quarter of 2017 with respect to our deferred tax asset amounting to $38.2 million. The impact of the Tax Act may differ from the foregoing, possibly materially, due to changes in interpretations or in assumptions that we have made, guidance or regulations that may be promulgated, and other actions that we may take as a result of the Tax Act. Similarly, the Bank’s customers are likely to experience varying effects from both the individual and business tax provisions of the Tax Act and such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole.

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

Our operations are located principally in Georgia, North Carolina, east Tennessee and South Carolina. As a result of this geographic concentration, our results depend largely upon economic and business conditions in this area. Deterioration in economic and business conditions in our service area could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services, which in turn may have a material adverse effect on our results of operations.

Our interest-only home equity lines of credit expose us to increased lending risk.

At December 31, 2017, we had $731 million of home equity line of credit loans, which represented 9% of our loan portfolio as of that date. Historically, United’s home equity lines of credit generally had a 35 month or 10 year draw period with interest-only payment requirements for the term of the loan, a balloon payment requirement at the end of the draw period. Since June 2012, new home equity lines of credit generally have a 10 year interest only draw period followed by a 15 year amortized repayment period for any outstanding balance at the 10 year conversion date. United continues to offer a home equity line of credit with a 35 month draw period with interest-only payment requirements for the term of the loan with a balloon payment requirement at the end of the draw period. All home equity line of credit products, historically and currently available, have a maximum 80% combined loan to value ratio. Loan to value ratios are established on a case by case basis considering the borrower’s credit profile and the collateral type – primary or secondary residence. These loans are also secured by a first or second lien on the underlying home.

In the case of interest-only loans, a borrower’s monthly payment is subject to change when the loan converts to fully-amortizing status. Since the borrower's monthly payment may increase by a substantial amount even without an increase in prevailing market interest rates, the borrower might not be able to afford the increased monthly payment. In addition, interest-only loans have a large, balloon payment at the end of the loan term, which the borrower may be unable to pay. Also, real estate values may decline, dramatically reducing or even eliminating the borrower’s equity, and credit standards may tighten in concert with the higher payment requirement, making it difficult for borrowers to sell their homes or refinance their loans to pay off their mortgage obligations. The risks can be magnified by United’s limited ability to monitor the delinquency status of the first lien on the collateral. For these reasons, home equity lines of credit are considered to have an increased risk of delinquency, default and foreclosure than conforming loans and may result in higher levels of losses. The Bank mitigates these risks in its underwriting by calculating the fully amortizing principal and interest payment assuming 100% utilization and using that amount to determine the borrower’s ability to pay.

We rely on third parties to provide key components of our business infrastructure.

Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties interfere with the vendor's ability to serve us. Furthermore, our vendors could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

ITEM 1B.           UNRESOLVED STAFF COMMENTS.

There are no unresolved comments from the SEC staff regarding United’s periodic or current reports under the Exchange Act.

ITEM 2.          PROPERTIES.

The executive offices of United are located at 125 Highway 515 East, Blairsville, Georgia. United owns this property. The Bank conducts business from facilities primarily owned by the Bank or its subsidiaries, all of which are in a good state of repair and appropriately designed for use as banking facilities. The Bank provides services or performs operational functions at 171 locations, of which 139 are owned and 32 are leased under operating leases. Note 8 to United’s consolidated financial statements includes additional information regarding amounts invested in premises and equipment.

ITEM 3.          LEGAL PROCEEDINGS.

In the ordinary course of operations, United and the Bank are defendants in various legal proceedings. Additionally, in the ordinary course of business, United and the Bank are subject to regulatory examinations and investigations. Based on our knowledge and advice of counsel, in the opinion of management, there is no such pending or threatened legal matter in which an adverse decision will result in a material adverse change in the consolidated financial condition or results of operations of United. No material proceedings terminated in the fourth quarter of 2017.

ITEM 4.          MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR UNITED’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock. United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. The closing price for the period ended December 31, 2017 was $28.14. Below is a schedule of high, low and closing stock prices and average daily volume for all quarters in 2017 and 2016.

	2017				2016
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume

First quarter	$30.47	$25.29	$27.69	459,018	$19.27	$15.74	$18.47	440,759
Second quarter	28.57	25.39	27.80	402,802	20.60	17.07	18.29	771,334
Third quarter	29.02	24.47	28.54	365,102	21.13	17.42	21.02	379,492
Fourth quarter	29.60	25.76	28.14	365,725	30.22	20.26	29.62	532,944

At February 1, 2018, there were 8,329 record shareholders and approximately 17,728 beneficial shareholders of United’s common stock.

Dividends. United declared cash dividends of $.38 and $.30 per share on its common stock in 2017 and 2016, respectively. Federal and state laws and regulations impose restrictions on the ability of the Bank to pay dividends to United without prior approvals.

Additional information regarding dividends is included in Note 20 to the consolidated financial statements, under the heading of “Supervision and Regulation” in Part I of this report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Dividends.”

Share Repurchases. On March 22, 2016, United announced that its Board of Directors had authorized a program to repurchase up to $50 million of United’s outstanding common stock through December 31, 2017. In November of 2017, the Board of Directors extended this program through December 31, 2018. Under the program, the shares may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program depends on a number of factors, including the market price of United’s common stock, general market and economic conditions, and applicable legal requirements. As of December 31, 2017, the remaining authorization was $36.3 million.

The following table contains information for shares repurchased during the fourth quarter of 2017.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2017 - October 31, 2017	-	$-	-	$36,342
November 1, 2017 - November 30, 2017	-	-	-	36,342
December 1, 2017 - December 31, 2017	-	-	-	36,342
Total	-	$-	-	$36,342

United’s Amended and Restated 2000 Key Employee Stock Option Plan allows option holders to exercise stock options by delivering previously acquired shares having a fair market value equal to the exercise price provided that the shares delivered must have been held by the option holder for at least six months. In addition, United may withhold a sufficient number of restricted stock shares at the time of vesting to cover payroll tax withholdings at the election of the restricted stock recipient. In 2017 and 2016, 62,386 and 57,628 shares, respectively, were withheld to cover payroll taxes owed at the time of restricted stock vesting. No shares were delivered to exercise stock options in 2017 or 2016.

Performance Graph. Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on United’s common stock against the cumulative total return on the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Bank Stocks Index for the five-year period commencing December 31, 2012 and ending on December 31, 2017.

	Cumulative Total Return*
	2012	2013	2014	2015	2016	2017
United Community Banks, Inc.	$100	$188	$202	$210	$324	$312
Nasdaq Stock Market (U.S.) Index	100	138	157	166	178	229
Nasdaq Bank Index	100	139	143	152	206	213

* Assumes $100 invested on December 31, 2012 in United’s common stock and above noted indexes. Total return includes reinvestment of dividends at the closing stock price of the common stock on the dividend payment date and the closing values of stock and indexes as of December 31 of each year.

UNITED COMMUNITY BANKS, INC.

Item 6. Selected Financial Data

For the Years Ended December 31,

(in thousands, except per share data)	2017	2016	2015	2014	2013
INCOME SUMMARY
Interest revenue	$389,720	$335,020	$278,532	$248,432	$245,840
Interest expense	33,735	25,236	21,109	25,551	27,682
Net interest revenue	355,985	309,784	257,423	222,881	218,158
Provision for credit losses	3,800	(800)	3,700	8,500	65,500
Fee revenue	88,260	93,697	72,529	55,554	56,598
Total revenue	440,445	404,281	326,252	269,935	209,256
Expenses	267,611	241,289	211,238	162,865	174,304
Income before income tax expense	172,834	162,992	115,014	107,070	34,952
Income tax expense (benefit)	105,013	62,336	43,436	39,450	(238,188)
Net income	67,821	100,656	71,578	67,620	273,140
Merger-related and other charges	14,662	8,122	17,995	-	-
Income tax benefit of merger-related and other charges	(3,745)	(3,074)	(6,388)	-	-
Impact of remeasurement of deferred tax asset resulting from 2017 Tax Cuts and Jobs Act	38,199	-	-	-	-
Impairment of deferred tax asset on cancelled non-qualified stock options	-	976	-	-	-
Release of disproportionate tax effects lodged in OCI	3,400	-	-	-	-
Net income - operating (1)	$120,337	$106,680	$83,185	$67,620	$273,140

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$.92	$1.40	$1.09	$1.11	$4.44
Diluted net income - operating (1)	1.63	1.48	1.27	1.11	4.44
Cash dividends declared	.38	.30	.22	.11	-
Book value	16.67	15.06	14.02	12.20	11.30
Tangible book value (3)	13.65	12.95	12.06	12.15	11.26

Key performance ratios:
Return on common equity - GAAP (2)	5.67%	9.41%	8.15%	9.17%	46.72%
Return on common equity - operating (1)(2)	10.07	9.98	9.48	9.17	46.72
Return on tangible common equity - operating (1)(2)(3)	12.02	11.86	10.24	9.32	47.35
Return on assets - GAAP	.62	1.00	.85	.91	3.86
Return on assets - operating (1)	1.09	1.06	.98	.91	3.86
Dividend payout ratio - GAAP	41.30	21.43	20.18	9.91	-
Dividend payout ratio - operating (1)	23.31	20.27	17.32	9.91	-
Net interest margin (fully taxable equivalent)	3.52	3.36	3.30	3.26	3.30
Efficiency ratio - GAAP	59.95	59.80	63.96	58.26	63.14
Efficiency ratio - operating (1)	56.67	57.78	58.51	58.26	63.14
Average equity to average assets	10.71	10.54	10.27	9.69	10.35
Average tangible equity to average assets (3)	9.29	9.21	9.74	9.67	10.31
Average tangible common equity to average assets (3)	9.29	9.19	9.66	9.60	7.55
Tangible common equity to risk-weighted assets (3)	12.05	11.84	12.82	13.82	13.17

ASSET QUALITY
Nonperforming loans	$23,658	$21,539	$22,653	$17,881	$26,819
Foreclosed properties	3,234	7,949	4,883	1,726	4,221
Total nonperforming assets (NPAs)	26,892	29,488	27,536	19,607	31,040
Allowance for loan losses	58,914	61,422	68,448	71,619	76,762
Net charge-offs	5,998	6,766	6,259	13,879	93,710
Allowance for loan losses to loans	.76%	.89%	1.14%	1.53%	1.77%
Net charge-offs to average loans	.08	.11	.12	.31	2.22
NPAs to loans and foreclosed properties	.35	.43	.46	.42	.72
NPAs to total assets	.23	.28	.29	.26	.42

AVERAGE BALANCES ($ in millions)
Loans	$7,150	$6,413	$5,298	$4,450	$4,254
Investment securities	2,847	2,691	2,368	2,274	2,190
Earning assets	10,162	9,257	7,834	6,880	6,649
Total assets	11,015	10,054	8,462	7,436	7,074
Deposits	8,950	8,177	7,055	6,228	6,027
Shareholders’ equity	1,180	1,059	869	720	732
Common shares - basic (thousands)	73,247	71,910	65,488	60,588	58,787
Common shares - diluted (thousands)	73,259	71,915	65,492	60,590	58,845

AT PERIOD END ($ in millions)
Loans	$7,736	$6,921	$5,995	$4,672	$4,329
Investment securities	2,937	2,762	2,656	2,198	2,312
Total assets	11,915	10,709	9,616	7,558	7,424
Deposits	9,808	8,638	7,873	6,335	6,202
Shareholders’ equity	1,303	1,076	1,018	740	796
Common shares outstanding (thousands)	77,580	70,899	71,484	60,259	59,432

(1) Excludes merger-related and other charges which includes amortization of certain executive change of control benefits, the 2017 impact of remeasurement of United's deferred tax assets following the passage of tax reform legislation, a 2017 release of disproportionate tax effects lodged in OCI, a 2016 deferred tax asset impairment charge related to cancelled non-qualified stock options and 2015 impairment losses on surplus bank property. (2) Net income less preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss). (3) Excludes effect of acquisition related intangibles and associated amortization.

UNITED COMMUNITY BANKS, INC.

Item 6. Selected Financial Data, continued

	2017				2016
	Fourth	Third	Second	First	Fourth	Third	Second	First
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
INCOME SUMMARY
Interest revenue	$106,757	$98,839	$93,166	$90,958	$87,778	$85,439	$81,082	$80,721
Interest expense	9,249	9,064	8,018	7,404	6,853	6,450	6,164	5,769
Net interest revenue	97,508	89,775	85,148	83,554	80,925	78,989	74,918	74,952
Provision for credit losses	1,200	1,000	800	800	-	(300)	(300)	(200)
Fee revenue	21,928	20,573	23,685	22,074	25,233	26,361	23,497	18,606
Total revenue	118,236	109,348	108,033	104,828	106,158	105,650	98,715	93,758
Expenses	75,882	65,674	63,229	62,826	61,321	64,023	58,060	57,885
Income before income tax expense	42,354	43,674	44,804	42,002	44,837	41,627	40,655	35,873
Income tax expense	54,270	15,728	16,537	18,478	17,616	15,753	15,389	13,578
Net income	(11,916)	27,946	28,267	23,524	27,221	25,874	25,266	22,295
Merger-related and other charges	7,358	3,420	1,830	2,054	1,141	3,152	1,176	2,653
Income tax benefit of merger-related and other charges	(1,165)	(1,147)	(675)	(758)	(432)	(1,193)	(445)	(1,004)
Impact of remeasurement of deferred tax asset resulting from 2017 Tax Cuts and Jobs Act	38,199	-	-	-	-
Impairment of deferred tax asset on canceled non-qualified stock options	-	-	-	-	976	-	-	-
Release of disproportionate tax effects lodged in OCI	-	-	-	3,400	-	-	-	-
Net income - operating (1)	$32,476	$30,219	$29,422	$28,220	$28,906	$27,833	$25,997	$23,944

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$(.16)	$.38	$.39	$.33	$.38	$.36	$.35	$.31
Diluted net income - operating (1)	.42	.41	.41	.39	.40	.39	.36	.33
Cash dividends declared	.10	.10	.09	.09	.08	.08	.07	.07
Book value	16.67	16.50	15.83	15.40	15.06	15.12	14.80	14.35
Tangible book value (3)	13.65	14.11	13.74	13.30	12.95	13.00	12.84	12.40

Key performance ratios:
Return on common equity - GAAP (2)(4)	(3.57)%	9.22%	9.98%	8.54%	9.89%	9.61%	9.54%	8.57%
Return on common equity - operating (1)(2)(4)	9.73	9.97	10.39	10.25	10.51	10.34	9.81	9.20
Return on tangible common equity - operating (1)(2)(3)(4)	11.93	11.93	12.19	12.10	12.47	12.45	11.56	10.91
Return on assets - GAAP (4)	(.40)	1.01	1.06	.89	1.03	1.00	1.04	.93
Return on assets - operating (1)(4)	1.10	1.09	1.10	1.07	1.10	1.08	1.07	1.00
Dividend payout ratio - GAAP	(62.50)	26.32	23.08	27.27	21.05	22.22	20.00	22.58
Dividend payout ratio - operating (1)	23.81	24.39	21.95	23.08	20.00	20.51	19.44	21.21
Net interest margin (fully taxable equivalent) (4)	3.63	3.54	3.47	3.45	3.34	3.34	3.35	3.41
Efficiency ratio - GAAP	63.03	59.27	57.89	59.29	57.65	60.78	59.02	61.94
Efficiency ratio - operating (1)	56.92	56.18	56.21	57.35	56.58	57.79	57.82	59.10
Average equity to average assets	11.21	10.86	10.49	10.24	10.35	10.38	10.72	10.72
Average tangible equity to average assets (3)	9.52	9.45	9.23	8.96	9.04	8.98	9.43	9.41
Average tangible common equity to average assets (3)	9.52	9.45	9.23	8.96	9.04	8.98	9.43	9.32
Tangible common equity to risk-weighted assets (3)	12.05	12.80	12.44	12.07	11.84	12.22	12.87	12.77

ASSET QUALITY
Nonperforming loans	$23,658	$22,921	$23,095	$19,812	$21,539	$21,572	$21,348	$22,419
Foreclosed properties	3,234	2,736	2,739	5,060	7,949	9,187	6,176	5,163
Total nonperforming assets (NPAs)	26,892	25,657	25,834	24,872	29,488	30,759	27,524	27,582
Allowance for loan losses	58,914	58,605	59,500	60,543	61,422	62,961	64,253	66,310
Net charge-offs	1,061	1,635	1,623	1,679	1,539	1,359	1,730	2,138
Allowance for loan losses to loans	.76%	.81%	.85%	.87%	.89%	.94%	1.02%	1.09%
Net charge-offs to average loans (4)	.06	.09	.09	.10	.09	.08	.11	.14
NPAs to loans and foreclosed properties	.35	.36	.37	.36	.43	.46	.44	.45
NPAs to total assets	.23	.23	.24	.23	.28	.30	.28	.28

AVERAGE BALANCES ($ in millions)
Loans	$7,560	$7,149	$6,980	$6,904	$6,814	$6,675	$6,151	$6,004
Investment securities	2,991	2,800	2,775	2,822	2,690	2,610	2,747	2,718
Earning assets	10,735	10,133	9,899	9,872	9,665	9,443	9,037	8,876
Total assets	11,687	10,980	10,704	10,677	10,484	10,281	9,809	9,634
Deposits	9,624	8,913	8,659	8,592	8,552	8,307	7,897	7,947
Shareholders’ equity	1,310	1,193	1,123	1,093	1,085	1,067	1,051	1,033
Common shares - basic (thousands)	76,768	73,151	71,810	71,700	71,641	71,556	72,202	72,162
Common shares - diluted (thousands)	76,768	73,162	71,820	71,708	71,648	71,561	72,207	72,166

AT PERIOD END ($ in millions)
Loans	$7,736	$7,203	$7,041	$6,965	$6,921	$6,725	$6,287	$6,106
Investment securities	2,937	2,847	2,787	2,767	2,762	2,560	2,677	2,757
Total assets	11,915	11,129	10,837	10,732	10,709	10,298	9,928	9,781
Deposits	9,808	9,127	8,736	8,752	8,638	8,442	7,857	7,960
Shareholders’ equity	1,303	1,221	1,133	1,102	1,076	1,079	1,060	1,034
Common shares outstanding (thousands)	77,580	73,403	70,981	70,973	70,899	70,861	71,122	71,544

(1) Excludes merger-related and other charges which includes amortization of certain executive change of control benefits, the fourth quarter 2017 impact of remeasurement of United's deferred tax assets following the passage of tax reform legislation, a first quarter 2017 release of disproportionate tax effects lodged in OCI and a fourth quarter 2016 deferred tax asset impairment charge related to cancelled non-qualified stock options. (2) Net income less preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss). (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following discussion is intended to provide insight into the financial condition and results of operations of United and its subsidiaries and should be read in conjunction with the consolidated financial statements and accompanying notes.

In the past three years, United has completed the following acquisitions:

Entity	Date Acquired
Four Oaks Fincorp, Inc. ("FOFN")	November 1, 2017
HCSB Financial Corporation ("HCSB")	July 31, 2017
Tidelands Bancshares, Inc. ("Tidelands")	July 1, 2016
Palmetto Bancshares, Inc. ("Palmetto")	September 1, 2015
MoneyTree Corporation ("MoneyTree")	May 1, 2015

The acquired entities’ results are included in United’s consolidated results beginning on the respective acquisition dates.

United reported net income of $67.8 million, or $.92 per diluted share, in 2017, compared with $101 million, or $1.40 per share in 2016 and $71.6 million, or $1.09 per share, in 2015. The decrease in net income reflects the impact of the Tax Act that was signed into law on December 22, 2017. While the reduction of the federal corporate income tax rate from 35% to 21% is expected to lower United’s effective tax rate in 2018, it resulted in a requirement to remeasure United’s deferred tax assets in the period of enactment, which caused a $38.2 million increase in income tax expense in 2017.

Net interest revenue increased to $356 million for 2017, compared to $310 million in 2016 and $257 million in 2015. The increase was primarily due to higher loan volume, much of which resulted from the acquisitions of FOFN, HCSB and Tidelands (the “Acquisitions”). Net interest margin increased 16 basis points to 3.52% in 2017 from 3.36% in 2016 due to the effect of rising interest rates on floating rate loans and investment securities, as well as growth in the loan portfolio that led to a more favorable earning asset mix.

The provision for credit losses was $3.80 million for 2017, compared to a release of provision of $800,000 for 2016. Net charge-offs for 2017 were $6.00 million, compared to $6.77 million for 2016. The increase in the provision reflects growth in the loan portfolio along with stable credit quality measures.

As of December 31, 2017, the allowance for loan losses was $58.9 million, or .76% of loans, compared with $61.4 million, or .89% of loans, at the end of 2016, reflecting continued asset quality improvement. Nonperforming assets of $26.9 million were .23% of total assets at December 31, 2017 compared to .28% as of December 31, 2016.

Fee revenue of $88.3 million was down $5.44 million, or 6%, from 2016. Service charges and fees decreased 9% compared to 2016 due mainly to the effect of the Durbin Amendment of the Dodd-Frank Act, which took effect for United in the third quarter of 2017 and limited the amount of interchange fees United could earn on debit card transactions. Mortgage loan and related fees decreased 10% from 2016 due to a combination of factors including our strategic decision to hold more loans on our balance sheet, margin compression and a decline in refinance activity in a rising rate environment. Fee revenue is shown in more detail in Table 4.

For 2017, operating expenses of $268 million were up $26.3 million, or 11%, from 2016, largely due to the Acquisitions. Salaries and employee benefits expense increased $14.3 million in 2017 mostly due to the Acquisitions and higher incentive compensation in connection with increased lending activity and improvement in earnings performance. Operating expenses for 2017 included $10.3 million of merger-related charges, $1.14 million of impairment on surplus bank properties, $1.53 million of executive retirement charges and $831,000 of branch closure costs, while operating expenses for 2016 included merger-related charges of $8.12 million.

Loans at December 31, 2017 were $7.74 billion, up $815 million from the end of 2016, primarily due to the acquisition of HCSB and FOFN combined with solid growth in our community banks and Commercial Banking Solutions areas. Deposits were up $1.17 billion to $9.81 billion at December 31, 2017, as United focused on increasing low cost core transaction deposits which grew $258 million in 2017, excluding public funds deposits and the Acquisitions. At the end of 2017, total equity capital was $1.30 billion, up $228 million from December 31, 2016, reflecting net income of $67.8 million and shares issued for acquisitions of $179 million, partially offset by the payment of dividends on United’s common stock of $28.3 million. At December 31, 2017, all of United’s regulatory capital ratios were significantly above “well-capitalized” levels.

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

The allowance for loan losses is an estimate of probable incurred losses in the loan portfolio and is based on analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on impairment analyses of all nonaccrual loans over $500,000 and troubled debt restructurings (“TDRs”), which are all considered impaired loans. These analyses involve judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loss experience is adjusted for known changes in economic trends, events and conditions and credit quality trends such as changes in the amount of past due and nonperforming loans. The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans and other specifically allocated loans from each category. The loss allocation factors are updated quarterly.

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

Fair Value Measurements

Impaired loans and foreclosed assets may be measured and carried at fair value, the determination of which requires management to make assumptions, estimates and judgments. At December 31, 2017, the percentage of total assets measured at fair value on a recurring basis was 23%. See Note 24 “Fair Value” in the consolidated financial statements herein for additional disclosures regarding the fair value of our assets and liabilities.

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

The fair values for available-for-sale and held-to-maturity securities are generally based upon quoted market prices or observable market prices for similar instruments. Management utilizes a third-party pricing service to assist with determining the fair value of its securities portfolio. The pricing service uses observable inputs when available including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment by management. United periodically reviews available-for-sale securities that are in an unrealized loss position to determine whether other-than-temporary impairment exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost-basis. The primary factors management considers in determining whether impairment is other-than-temporary are long term expectations and recent experience regarding principal and interest payments, and the ability and intent to hold the security until the amortized cost basis is recovered.

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

As management has expanded its SBA lending and subsequent loan sales activities, a servicing asset has been recognized (per ASC 860). This asset is recorded at fair value on recognition, and United has elected to carry this asset at fair value for subsequent reporting. United also recognizes servicing rights upon the sale of residential mortgage loans sold with servicing retained. Effective January 1, 2017, United elected to carry servicing rights for residential mortgage loans at fair value. Given the nature of these SBA/USDA and residential mortgage servicing assets, the key valuation inputs are unobservable and United discloses them as level 3 item in Note 24.

Beginning in the third quarter of 2016, management elected the fair value option for most newly originated mortgage loans held for sale. United elected the fair value option for its portfolio of mortgage loans held for sale in order to reduce certain timing differences and better match changes in fair values of the loans with changes in the value of derivative instruments used to economically hedge them. The fair value of mortgage loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan, and as such is categorized as level 2 in Note 24.

As of December 31, 2017, United had $900,000 of available-for-sale securities, $7.74 million in servicing rights for SBA/USDA loans, $8.26 million in residential mortgage servicing rights and $12.2 million in derivative financial instruments that were valued using unobservable inputs. The sum of these items represents less than .25% of total assets. United also had $16.7 million in derivative financial instruments recorded as liabilities that were valued using unobservable inputs, which represent .16% of total liabilities.

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

At December 31, 2017, United reported a net deferred tax asset totaling $88.0 million, net of a valuation allowance of $4.41 million. Accounting Standards Codification Topic 740, Income Taxes, requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. United’s management considers both positive and negative evidence. In making such judgments, significant weight is given to evidence that can be objectively verified.

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

On November 1, 2017, United completed the acquisition of FOFN and its wholly-owned bank subsidiary, Four Oaks Bank & Trust Company. FOFN operated 14 banking offices in the Raleigh, North Carolina area. In connection with the acquisition, United acquired $729 million of assets and assumed $658 million of liabilities. Under the terms of the merger agreement, FOFN shareholders received .6178 shares of United common stock and $1.90 for each share of FOFN common stock issued and outstanding at the closing date, or an aggregate of $126 million. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $54.7 million.

On July 31, 2017, United completed the acquisition of HCSB and its wholly-owned bank subsidiary, Horry County State Bank. HCSB operated eight branches in coastal South Carolina. In connection with the acquisition, United acquired $390 million of assets and assumed $347 million of liabilities. Under the terms of the merger agreement, HCSB shareholders received .0050 shares of United common stock for each share of HCSB common stock issued and outstanding at the closing date, or an aggregate of $65.8 million. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $23.9 million.

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

United will continue to evaluate potential transactions as opportunities arise.

Recent Developments

On January 18, 2018, United issued $100 million of 4.5% Fixed to Floating Rate Subordinated notes due January 30, 2028 (the “Notes”). The Notes will initially bear interest at a rate of 4.500% per annum, payable semi-annually in arrears, with interest commencing on the issue date, to, but excluding, January 30, 2023, and, thereafter, payable quarterly in arrears at an annual floating rate equal to three-month LIBOR as determined for the applicable quarterly period, plus 2.120%. The notes are callable after five years and qualify as Tier 2 regulatory capital.

On February 1, 2018, United completed its previously announced acquisition of NLFC Holdings Corp. (“NLFC”) and its wholly-owned subsidiary, Navitas Credit Corp (“Navitas”). Navitas is a specialty lending company providing equipment finance credit services to small and medium-sized businesses nationwide. As of December 31, 2017, NLFC had total assets of $410 million and loans of $377 million.

Under the terms of the merger agreement, NLFC shareholders received $130 million in total consideration, $84.5 million of which was paid in cash and $45.7 million was paid in United common stock.

GAAP Reconciliation and Explanation

This Form 10-K contains financial information determined by methods other than in accordance with GAAP. Such non-GAAP financial information includes the following measures: “tangible book value per common share,” “tangible equity to assets,” “tangible common equity to assets” and “tangible common equity to risk-weighted assets.” In addition, management presents non-GAAP operating performance measures, which exclude merger-related and other items that are not part of United’s ongoing business operations. Operating performance measures include “expenses – operating,” “net income – operating,” “net income available to common shareholders – operating,” “diluted income per common share – operating,” “return on common equity – operating,” “return on tangible common equity – operating,” “return on assets – operating,” “dividend payout ratio – operating” and “efficiency ratio – operating.” Management has developed internal processes and procedures to accurately capture and account for merger-related and other charges and those charges are reviewed with the audit committee of United’s Board of Directors each quarter. Management uses these non-GAAP measures because it believes they may provide useful supplemental information for evaluating United’s operations and performance over periods of time, as well as in managing and evaluating United’s business and in discussions about United’s operations and performance. Management believes these non-GAAP measures may also provide users of United’s financial information with a meaningful measure for assessing United’s financial results and credit trends, as well as a comparison to financial results for prior periods. These non-GAAP measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP and are not necessarily comparable to other similarly titled measures used by other companies. To the extent applicable, reconciliations of these non-GAAP measures to the most directly comparable measures as reported in accordance with GAAP are included in the tables on pages 35 through 36.

UNITED COMMUNITY BANKS, INC.

Table 1 - Non-GAAP Performance Measures Reconciliation - Annual

Selected Financial Information

	For the Twelve Months Ended December 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013

Expense reconciliation
Expenses (GAAP)	$267,611	$241,289	$211,238	$162,865	$174,304
Merger-related and other charges	(14,662)	(8,122)	(17,995)	-	-
Expenses - operating	$252,949	$233,167	$193,243	$162,865	$174,304

Net income reconciliation
Net income (GAAP)	$67,821	$100,656	$71,578	$67,620	$273,140
Merger-related and other charges	14,662	8,122	17,995	-	-
Income tax benefit of merger-related and other charges	(3,745)	(3,074)	(6,388)	-	-
Impact of tax reform on remeasurement of deferred tax asset	38,199	-	-	-	-
Impairment of deferred tax asset on canceled non-qualified stock options	-	976	-	-	-
Release of disproportionate tax effects lodged in OCI	3,400	-	-	-	-
Net income - operating	$120,337	$106,680	$83,185	$67,620	$273,140
Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$.92	$1.40	$1.09	$1.11	$4.44
Merger-related and other charges	.14	.07	.18	-	-
Impact of tax reform on remeasurement of deferred tax asset	.52	-	-	-	-
Impairment of deferred tax asset on canceled non-qualified stock options	-	.01	-	-	-
Release of disproportionate tax effects lodged in OCI	.05	-	-	-	-
Diluted income per common share - operating	$1.63	$1.48	$1.27	$1.11	$4.44

Book value per common share reconciliation
Book value per common share (GAAP)	$16.67	$15.06	$14.02	$12.20	$11.30
Effect of goodwill and other intangibles	(3.02)	(2.11)	(1.96)	(.05)	(.04)
Tangible book value per common share	$13.65	$12.95	$12.06	$12.15	$11.26

Return on tangible common equity reconciliation
Return on common equity (GAAP)	5.67%	9.41%	8.15%	9.17%	46.72%
Merger-related and other charges	.92	.48	1.33	-	-
Impact of tax reform on remeasurement of deferred tax asset	3.20	-	-	-	-
Impairment of deferred tax asset on canceled non-qualified stock options	-	.09	-	-	-
Release of disproportionate tax effects lodged in OCI	.28	-	-	-	-
Return on common equity - operating	10.07	9.98	9.48	9.17	46.72
Effect of goodwill and other intangibles	1.95	1.88	.76	.15	.63
Return on tangible common equity - operating	12.02%	11.86%	10.24%	9.32%	47.35%

Return on assets reconciliation
Return on assets (GAAP)	.62%	1.00%	.85%	.91%	3.86%
Merger-related and other charges	.09	.05	.13	-	-
Impact of tax reform on remeasurement of deferred tax asset	.35	-	-	-	-
Impairment of deferred tax asset on canceled non-qualified stock options	-	.01	-	-	-
Release of disproportionate tax effects lodged in OCI	.03	-	-	-	-
Return on assets - operating	1.09%	1.06%	.98%	.91%	3.86%

Dividend payout ratio reconciliation
Dividend payout ratio (GAAP)	41.30%	21.43%	20.18%	9.91%	-%
Merger-related and other charges	(5.65)	(1.02)	(2.86)	-	-
Impact of tax reform on remeasurement of deferred tax asset	(11.61)	-	-	-	-
Impairment of deferred tax asset on canceled non-qualified stock options	-	(.14)	-	-	-
Release of disproportionate tax effects lodged in OCI	(.73)	-	-	-	-
Dividend payout ratio - operating	23.31%	20.27%	17.32%	9.91%	-%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	59.95%	59.80%	63.96%	58.26%	63.14%
Merger-related and other charges	(3.28)	(2.02)	(5.45)	-	-
Efficiency ratio - operating	56.67%	57.78%	58.51%	58.26%	63.14%

Average equity to assets reconciliation
Equity to assets (GAAP)	10.71%	10.54%	10.27%	9.69%	10.35%
Effect of goodwill and other intangibles	(1.42)	(1.33)	(.53)	(.02)	(.04)
Tangible equity to assets	9.29	9.21	9.74	9.67	10.31
Effect of preferred equity	-	(.02)	(.08)	(.07)	(2.76)
Tangible common equity to assets	9.29%	9.19%	9.66%	9.60%	7.55%

Tangible common equity to risk-weighted assets reconciliation
Tier 1 capital ratio (Regulatory)	12.24%	11.23%	11.45%	12.06%	12.74%
Effect of other comprehensive income	(.29)	(.34)	(.38)	(.35)	(.39)
Effect of deferred tax limitation	.51	1.26	2.05	3.11	4.26
Effect of trust preferred	(.36)	(.25)	(.08)	(1.00)	(1.04)
Effect of preferred equity	-	-	(.15)	-	(2.39)
Basel III intangibles transition adjustment	(.05)	(.06)	(.10)	-	-
Basel III disallowed investments	-	-	.03	-	-
Tangible common equity to risk-weighted assets	12.05%	11.84%	12.82%	13.82%	13.18%

UNITED COMMUNITY BANKS, INC.

Table 1 (Continued) - Non-GAAP Performance Measures Reconciliation - Quarterly

Selected Financial Information

	2017				2016
	Fourth	Third	Second	First	Fourth	Third	Second	First
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Expense reconciliation
Expenses (GAAP)	$75,882	$65,674	$63,229	$62,826	$61,321	$64,023	$58,060	$57,885
Merger-related and other charges	(7,358)	(3,420)	(1,830)	(2,054)	(1,141)	(3,152)	(1,176)	(2,653)
Expenses - operating	$68,524	$62,254	$61,399	$60,772	$60,180	$60,871	$56,884	$55,232

Net income reconciliation
Net income (GAAP)	$(11,916)	$27,946	$28,267	$23,524	$27,221	$25,874	$25,266	$22,295
Merger-related and other charges	7,358	3,420	1,830	2,054	1,141	3,152	1,176	2,653
Income tax benefit of merger-related and other charges	(1,165)	(1,147)	(675)	(758)	(432)	(1,193)	(445)	(1,004)
Impact of tax reform on remeasurement of deferred tax asset	38,199	-	-	-	-	-	-	-
Impairment of deferred tax asset on canceled non-qualified stock options	-	-	-	-	976	-	-	-
Release of disproportionate tax effects lodged in OCI	-	-	-	3,400	-	-	-	-
Net income - operating	$32,476	$30,219	$29,422	$28,220	$28,906	$27,833	$25,997	$23,944
Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$(.16)	$.38	$.39	$.33	$.38	$.36	$.35	$.31
Merger-related and other charges	.08	.03	.02	.01	.01	.03	.01	.02
Impact of tax reform on remeasurement of deferred tax asset	.50	-	-	-	-	-	-	-
Impairment of deferred tax asset on canceled non-qualified stock options	-	-	-	-	.01	-	-	-
Release of disproportionate tax effects lodged in OCI	-	-	-	.05	-	-	-	-
Diluted income per common share - operating	$.42	$.41	$.41	$.39	$.40	$.39	$.36	$.33

Book value per common share reconciliation
Book value per common share (GAAP)	$16.67	$16.50	$15.83	$15.40	$15.06	$15.12	$14.80	$14.35
Effect of goodwill and other intangibles	(3.02)	(2.39)	(2.09)	(2.10)	(2.11)	(2.12)	(1.96)	(1.95)
Tangible book value per common share	$13.65	$14.11	$13.74	$13.30	$12.95	$13.00	$12.84	$12.40

Return on tangible common equity reconciliation
Return on common equity (GAAP)	(3.57)%	9.22%	9.98%	8.54%	9.89%	9.61%	9.54%	8.57%
Merger-related and other charges	1.86	.75	.41	.47	.26	.73	.27	.63
Impact of tax reform on remeasurement of deferred tax asset	11.44	-	-	-	-	-	-	-
Impairment of deferred tax asset on canceled non-qualified stock options	-	-	-	-	.36	-	-	-
Release of disproportionate tax effects lodged in OCI	-	-	-	1.24	-	-	-	-
Return on common equity - operating	9.73	9.97	10.39	10.25	10.51	10.34	9.81	9.20
Effect of goodwill and other intangibles	2.20	1.96	1.80	1.85	1.96	2.11	1.75	1.71
Return on tangible common equity - operating	11.93%	11.93%	12.19%	12.10%	12.47%	12.45%	11.56%	10.91%

Return on assets reconciliation
Return on assets (GAAP)	(.40)%	1.01%	1.06%	.89%	1.03%	1.00%	1.04%	.93%
Merger-related and other charges	.20	.08	.04	.05	.03	.08	.03	.07
Impact of tax reform on remeasurement of deferred tax asset	1.30	-	-	-	-	-	-	-
Impairment of deferred tax asset on canceled non-qualified stock options	-	-	-	-	.04	-	-	-
Release of disproportionate tax effects lodged in OCI	-	-	-	.13	-	-	-	-
Return on assets - operating	1.10%	1.09%	1.10%	1.07%	1.10%	1.08%	1.07%	1.00%

Dividend payout ratio reconciliation
Dividend payout ratio (GAAP)	(62.50)%	26.32%	23.08%	27.27%	21.05%	22.22%	20.00%	22.58%
Merger-related and other charges	12.04	(1.93)	(1.13)	(.98)	(.54)	(1.71)	(.56)	(1.37)
Impact of tax reform on remeasurement of deferred tax asset	74.27	-	-	-	-	-	-	-
Impairment of deferred tax asset on canceled non-qualified stock options	-	-	-	-	(.51)	-	-	-
Release of disproportionate tax effects lodged in OCI	-	-	-	(3.21)	-	-	-	-
Dividend payout ratio - operating	23.81%	24.39%	21.95%	23.08%	20.00%	20.51%	19.44%	21.21%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	63.03%	59.27%	57.89%	59.29%	57.65%	60.78%	59.02%	61.94%
Merger-related and other charges	(6.11)	(3.09)	(1.68)	(1.94)	(1.07)	(2.99)	(1.20)	(2.84)
Efficiency ratio - operating	56.92%	56.18%	56.21%	57.35%	56.58%	57.79%	57.82%	59.10%

Average equity to assets reconciliation
Equity to assets (GAAP)	11.21%	10.86%	10.49%	10.24%	10.35%	10.38%	10.72%	10.72%
Effect of goodwill and other intangibles	(1.69)	(1.41)	(1.26)	(1.28)	(1.31)	(1.40)	(1.29)	(1.31)
Tangible equity to assets	9.52	9.45	9.23	8.96	9.04	8.98	9.43	9.41
Effect of preferred equity	-	-	-	-	-	-	-	(.09)
Tangible common equity to assets	9.52%	9.45%	9.23%	8.96%	9.04%	8.98%	9.43%	9.32%

Tangible common equity to risk-weighted assets reconciliation
Tier 1 capital ratio (Regulatory)	12.24%	12.27%	11.91%	11.46%	11.23%	11.04%	11.44%	11.32%
Effect of other comprehensive income	(.29)	(.13)	(.15)	(.24)	(.34)	-	(.06)	(.25)
Effect of deferred tax limitation	.51	.94	.95	1.13	1.26	1.50	1.63	1.85
Effect of trust preferred	(.36)	(.24)	(.25)	(.25)	(.25)	(.26)	(.08)	(.08)
Effect of preferred equity	-	-	-	-	-	-	-	-
Basel III intangibles transition adjustment	(.05)	(.04)	(.02)	(.03)	(.06)	(.06)	(.06)	(.07)
Basel III disallowed investments	-	-	-	-	-	-	-	-
Tangible common equity to risk-weighted assets	12.05%	12.80%	12.44%	12.07%	11.84%	12.22%	12.87%	12.77%

Results of Operations

United reported net income of $67.8 million for the year ended December 31, 2017. This compared to net income of $101 million in 2016. Diluted earnings per common share for 2017 were $.92, compared to diluted earnings per common share for 2016 of $1.40.

Net Interest Revenue

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and other liabilities) is the single largest component of revenue. Management seeks to optimize this revenue while balancing interest rate, credit, and liquidity risks. Net interest revenue for 2017 was $356 million, compared to $310 million for 2016 and $257 million for 2015. Taxable equivalent net interest revenue totaled $358 million in 2017, an increase of $47.4 million, or 15%, from 2016. Taxable equivalent net interest revenue for 2016 increased $52.1 million, or 20%, from 2015.

The combination of the larger earning asset base from the Acquisitions, growth in the loan portfolio and a wider net interest margin were responsible for the increase in net interest revenue. The acquisition of FOFN on November 1, 2017, HCSB on July 31, 2017 and Tidelands on July 1, 2016 contributed to the increase as the acquired entities’ results are included in consolidated results beginning on the respective acquisition date.

Average loans increased $737 million, or 12%, from 2016, while the yield on loans increased 22 basis points, reflecting the effect of rising interest rates on the floating rate loans in the portfolio.

Average interest-earning assets for 2017 increased $905 million, or 10%, from 2016, which was due primarily to the increase in loans, including the acquisitions of FOFN, HCSB and Tidelands loans. Average investment securities for 2017 increased $156 million from a year ago, partially due to the Acquisitions. The average yield on the taxable investment portfolio increased 16 basis points from a year ago, primarily due to the impact of higher short-term interest rates on the floating rate portion of the securities portfolio as well as accelerated discount accretion on called asset-backed securities and a higher reinvestment rate on maturing fixed rate investments.

Average interest-bearing liabilities in 2017 increased $437 million, or 7%, from the prior year as funding needs increased with the increase in loans and a larger securities portfolio. Average noninterest-bearing deposits increased $390 million from 2016 to 2017 providing some of United’s 2017 funding needs. The average cost of interest-bearing liabilities for 2017 was .49% compared to .39% for 2016, reflecting a higher average rate on interest-bearing deposits.

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

For 2017, 2016 and 2015, the net interest spread was 3.37%, 3.24%, and 3.19%, respectively, while the net interest margin was 3.52%, 3.36%, and 3.30%, respectively. Increases in loan yield and securities yield were only partially offset by an increase in the cost of interest-bearing liabilities as rates paid on core deposits lagged general increases in market rates. The increase in both ratios from 2015 to 2016 was due to an increase in the yield on investment securities, which more than offset the decrease in loan yields due to competitive pricing pressure on new and renewed loans.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-bearing liabilities.

Table 2 - Average Consolidated Balance Sheets and Net Interest Margin Analysis

For the Years Ended December 31,

(In thousands, fully taxable equivalent)

	2017			2016			2015
	Average		Avg.	Average		Avg.	Average		Avg.
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans (1)(2)	$7,150,211	$315,138	4.41%	$6,412,740	$268,478	4.19%	$5,297,687	$223,713	4.22%
Taxable securities (3)	2,761,983	70,172	2.54	2,665,051	63,413	2.38	2,342,533	51,143	2.18
Tax-exempt securities (1)(3)	85,415	3,627	4.25	26,244	1,005	3.83	25,439	1,154	4.54
Federal funds sold and other interest-earning assets	164,314	2,966	1.81	152,722	3,149	2.06	168,494	3,799	2.25
Total interest-earning assets	10,161,923	391,903	3.86	9,256,757	336,045	3.63	7,834,153	279,809	3.57
Non-interest-earning assets:
Allowance for loan losses	(60,602)			(65,294)			(71,001)
Cash and due from banks	107,053			95,613			81,244
Premises and equipment	198,970			187,698			174,835
Other assets (3)	607,174			579,051			442,878
Total assets	$11,014,518			$10,053,825			$8,462,109

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$1,950,827	$3,365	.17	$1,826,729	$1,903	.10	$1,563,911	$1,505	.10
Money market	2,136,336	7,033	.33	1,941,288	4,982	.26	1,678,765	3,466	.21
Savings deposits	591,831	135	.02	515,179	135	.03	372,414	98	.03
Time deposits	1,338,859	5,417	.40	1,289,876	3,138	.24	1,269,360	4,823	.38
Brokered deposits	108,891	1,112	1.02	171,420	(2)	.00	269,162	(1,067)	(.40)
Total interest-bearing deposits	6,126,744	17,062	.28	5,744,492	10,156	.18	5,153,612	8,825	.17
Federal funds purchased, repurchase agreeements, & other short-term borrowings	26,856	352	1.31	34,906	399	1.14	49,301	364	.74
Federal Home Loan Bank advances	576,472	6,095	1.06	499,026	3,676	.74	250,404	1,743	.70
Long-term debt	156,327	10,226	6.54	170,479	11,005	6.46	139,979	10,177	7.27
Total borrowed funds	759,655	16,673	2.19	704,411	15,080	2.14	439,684	12,284	2.79
Total interest-bearing liabilities	6,886,399	33,735	.49	6,448,903	25,236	.39	5,593,296	21,109	.38
Non-interest-bearing liabilities:
Non-interest-bearing deposits	2,823,005			2,432,846			1,901,521
Other liabilities	124,832			112,774			97,890
Total liabilities	9,834,236			8,994,523			7,592,707
Shareholders' equity	1,180,282			1,059,302			869,402
Total liabilities
and shareholders' equity	$11,014,518			$10,053,825			$8,462,109
Net interest revenue		$358,168			$310,809			$258,700
Net interest-rate spread			3.37%			3.24%			3.19%
Net interest margin (4)			3.52%			3.36%			3.30%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 39%, reflecting the statutory federal rate and the federal tax adjusted state tax rate.
(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(3)	Securities available for sale are shown at amortized cost. Pretax unrealized gains of $4.33 million, $16.0 million and $11.4 million in 2017, 2016 and 2015, respectively, are included in other assets for purposes of this presentation.
(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

The following table shows the relative effect on net interest revenue of changes in the average outstanding balances (volume) of interest-earning assets and interest-bearing liabilities and the rates earned and paid by United on such assets and liabilities.

Table 3 - Change in Interest Revenue and Interest Expense

(in thousands, fully taxable equivalent)

	2017 Compared to 2016			2016 Compared to 2015
	Increase (decrease)			Increase (decrease)
	due to changes in			due to changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$31,991	$14,669	$46,660	$46,699	$(1,934)	$44,765
Taxable securities	2,361	4,398	6,759	7,424	4,846	12,270
Tax-exempt securities	2,501	121	2,622	36	(185)	(149)
Federal funds sold and other interest-earning assets	228	(411)	(183)	(340)	(310)	(650)
Total interest-earning assets	37,081	18,777	55,858	53,819	2,417	56,236

Interest-bearing liabilities:
Interest-bearing deposits:
NOW	137	1,325	1,462	267	131	398
Money Market	538	1,513	2,051	594	922	1,516
Savings deposits	19	(19)	-	37	-	37
Time deposits	123	2,156	2,279	77	(1,762)	(1,685)
Brokered deposits	-	1,114	1,114	284	781	1,065
Total interest-bearing deposits	817	6,089	6,906	1,259	72	1,331
Federal funds purchased, repurchase agreements & other short-term borrowings	(100)	53	(47)	(127)	162	35
Federal Home Loan Bank advances	636	1,783	2,419	1,826	107	1,933
Long-term debt	(924)	145	(779)	2,053	(1,225)	828
Total borrowed funds	(388)	1,981	1,593	3,752	(956)	2,796
Total interest-bearing liabilities	429	8,070	8,499	5,011	(884)	4,127

Increase in net interest revenue	$36,652	$10,707	$47,359	$48,808	$3,301	$52,109

Any variance attributable jointly to volume and rate changes is allocated to the volume and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Credit Losses

The provision for credit losses is based on management’s evaluation of probable incurred losses in the loan portfolio and unfunded loan commitments as measured by analysis of the allowance for credit losses at the end of each reporting period. The provision for credit losses was $3.8 million in 2017, compared with a release of provision of $800,000 in 2016 and provision expense of $3.70 million in 2015. The amount of provision recorded in each year was the amount required such that the total allowance for credit losses reflected the appropriate balance, in the estimation of management, and was sufficient to cover incurred losses in the loan portfolio. The increase in 2017 was due to loan growth as credit quality measures remain favorable and stable. The improvement in 2016 reflects overall improvement in a number of troubled debt restructuruings (“TDRs”) as well as continued strong credit quality and a low overall level of net charge-offs. The ratio of net loan charge-offs to average outstanding loans for 2017 was .08% compared with .11% for 2016 and .12% for 2015.

The allowance for unfunded loan commitments, which is included in other liabilities in the consolidated balance sheets, represents probable incurred losses on unfunded loan commitments that are expected to result in outstanding loan balances. The allowance for unfunded loan commitments was established through the provision for credit losses. At December 31, 2017, the allowance for unfunded commitments was $2.31 million compared with $2.00 million at December 31, 2016 and $2.54 million at December 31, 2015.

Additional discussion on credit quality and the allowance for loan losses is included in the “Asset Quality and Risk Elements” and “Critical Accounting Polices” sections of this report, as well as Note 1 to the consolidated financial statements.

Fee Revenue

Fee revenue was $88.3 million in 2017, compared with $93.7 million in 2016 and $72.5 million in 2015. The following table presents the components of fee revenue for the periods indicated.

Table 4 - Fee Revenue
For the Years Ended December 31,
(in thousands)				Change
	2017	2016	2015	2017-2016
Overdraft fees	$14,004	$13,883	$12,503	1%
ATM and debit card interchange fees	16,922	20,839	17,667	(19)
Other service charges and fees	7,369	7,391	6,655	-
Service charges and fees	38,295	42,113	36,825	(9)
Mortgage loan and related fees	18,320	20,292	13,592	(10)
Brokerage fees	4,633	4,280	5,041	8
Gains from sales of USDA/SBA loans	10,493	9,545	6,276	10
Bank owned life insurance	3,261	1,634	995	100
Customer derivatives	2,421	4,104	1,713	(41)
Securities gains, net	42	982	2,255
Losses on prepayment of borrowings	-	-	(1,294)
Other	10,795	10,747	7,126	-
Total fee revenue	$88,260	$93,697	$72,529	(6)

Service charges and fees of $38.3 million were down $3.82 million, or 9%, from 2016. The decrease is primarily due to the effect of the Durbin Amendment of the Dodd-Frank Act (the “Durbin Amendment”) which took effect for United in the third quarter of 2017 and limited the amount of interchange fees United could earn on debit card transactions. Service charges increased in 2016 compared to 2015 due to increased deposit balances driven primarily by the Acquisitions.

Mortgage loan and related fees of $18.3 million were down $1.97 million, or 10%, from 2016. The decrease reflects a combination of factors including our strategic decision to hold more mortgages on our balance sheet, margin compression and a decline in refinance activity in a rising rate environment. In addition, 2016 included the impact of  moving to mandatory delivery of loans to the secondary market from best efforts, which accelerated revenue recognition to the time of the rate lock. In 2017, United closed 3,228 mortgage loans totaling $745 million compared with 3,246 loans totaling $718 million in 2016 and 2,538 loans totaling $494 million in 2015. In 2017, new home purchase mortgages of $468 million accounted for 63% of production volume compared with $382 million, or 53%, of production volume in 2016 and $272 million, or 55%, of production volume in 2015.

In 2017, United realized $10.5 million in gains from the sales of the guaranteed portion of SBA and USDA loans, compared to $9.55 million and $6.28 million, respectively, in 2016 and 2015. United’s SBA/USDA lending strategy includes selling a portion of the loan production each quarter. United retains the servicing rights on the sold loans and earns a fee for servicing the loans. In 2017, United sold the guaranteed portion of loans in the amount of $117 million, compared to $120 million and $70.7 million, respectively, for 2016 and 2015. The growth in 2017 compared to 2016 reflects an increase in the premiums received on the sold loans. The growth in 2016 compared to 2015 reflects an increase in the numbers of loans closed due to additional lenders and cross-selling through our community banks as well as the completion of construction projects.

Fees from customer swap transactions of $2.42 million were down $1.68 million from 2016 due to lower demand for this product in the current rate environment. United provides interest rate swaps to commercial customers who desire fixed rate loans. United makes a floating rate loan to those customers and enters into an interest rate swap contract with the customer to swap the floating rate to a fixed rate. United then enters into an offsetting swap with a swap dealer with terms that mirror the customer swap. The fixed and variable legs of the customer and dealer swaps offset leaving United with the equivalent of a variable rate loan. The increase in 2016 from 2015 was due to increased customer demand to lock in low fixed rates on their loans.

United recognized net securities gains of $42,000, $982,000 and $2.26 million during 2017, 2016 and 2015, respectively. In 2015, United incurred $1.29 million in debt prepayment charges due to the redemption of $49.3 million in trust preferred securities with an average rate of approximately 9% and prepayment of $6 million in structured repurchase agreements with an average rate of 4%. The losses were part of the same balance sheet management activities and had the effect of offsetting the securities gains.

Earnings from bank owned life insurance of $3.26 million increased $1.63 million or 100% from 2016 due to the purchase of $30 million of bank owned life insurance in late 2016 and early 2017, as well as the acquisition of HCSB and FOFN, both of which had bank owned life insurance policies.

Other fee revenue of $10.8 million for 2017 remained flat when compared to 2016. The increase in other fee revenue from miscellaneous bank services was offset by small losses on sales of other assets when compared to 2016 gains on sales of former branch facilities. Other fee revenue of $10.7 million for 2016 was up $3.62 million from 2015. Included in 2016 other fee revenue is a payment for the settlement of a vendor dispute over trust fees totaling $638,000. The remaining increase is primarily due to higher fees from a number of miscellaneous banking services primarily due to volume driven increases in income from merchant services combined with gains on sales of former branch facilities.

Operating Expense

The following table presents the components of operating expenses for the periods indicated.

Table 5 - Operating Expenses
For the Years Ended December 31,
(in thousands)				Change
	2017	2016	2015	2017-2016
Salaries and employee benefits	$153,098	$138,789	$116,688	10%
Communications and equipment	19,660	18,355	15,273	7
Occupancy	20,344	19,603	15,372	4
Advertising and public relations	4,242	4,426	3,667	(4)
Postage, printing and supplies	5,952	5,382	4,273	11
Professional fees	12,074	11,822	10,175	2
Foreclosed property	1,254	1,051	32	19
FDIC assessments and other regulatory charges	6,534	5,866	5,106	11
Amortization of intangibles	4,845	4,182	2,444	16
Other	25,707	23,691	20,213	9
Total excluding merger-related and other charges	253,710	233,167	193,243	9
Merger-related and other charges	13,901	8,122	17,995	71
Total operating expenses	$267,611	$241,289	$211,238	11

Operating expenses were $268 million in 2017 as compared to $241 million in 2016 and $211 million in 2015. The increase mostly reflects the inclusion of operating expenses associated with the Acquisitions. The increase in 2016 from 2015 was due to similar reasons and investing in Commercial Banking Solutions areas and other strategic hiring.

Salaries and employee benefits expense for 2017 was $153 million, an increase of $14.3 million, or 10%, from 2016. The increase was due to a number of factors including investments in additional staff and additional staff resulting from the Acquisitions. Full time equivalent headcount totaled 2,137 at December 31, 2017 compared to 1,916 at December 31, 2016 and 1,883 at December 31, 2015.

Communications and equipment expense of $19.7 million for 2017 was up $1.31 million, or 7%, from 2016 due to higher software maintenance contracts, and higher equipment depreciation charges mostly resulting from the Acquisitions. The increase in 2016 from 2015 reflects higher local and long distance telephone charges, higher data circuit charges, and also and higher equipment depreciation charges mostly resulting from the Acquisitions.

Occupancy expense of $20.3 million for 2017 was up $741,000, or 4%, compared to 2016, primarily due to higher depreciation and lease rental charges for the expanded branch network resulting from the Acquisitions. The increase from 2015 to 2016 was primarily related to the same reasons.

Postage, printing and supplies expense for 2017 was $5.95 million, an increase of 11% from 2016, partly due to the Acquisitions. Similarly, the increase from 2016 to 2015 was primarily due to acquisition activity.

FDIC assessments and other regulatory charges expense for 2017 was $6.53 million, an increase of $668,000, or 11%, from 2016 due to a larger balance sheet as well as the effect of the higher deposit insurance assessment imposed beginning in the third quarter of 2017 as a result of United’s exceeding the $10 billion asset size threshold. Amortization of intangibles increased in 2017 and 2016 due to Acquisition-related core deposit intangibles and noncompete intangibles.

In 2017, merger-related and other charges of $13.9 million consisted primarily of merger costs of $10.4 million, impairment charges on surplus bank properties of $1.14 million, executive retirement costs of $1.53 million and branch closure costs of $831,000. The 2017 merger-related costs were primarily related to HCSB and FOFN acquisitions. The 2016 charges, which included severance, conversion and legal and professional fees were primarily related to the Palmetto and Tidelands acquisitions.

Other expenses totaled $25.7 million for 2017, compared to $23.7 million in 2016 and $20.2 million in 2015, mostly due to the Acquisitions.

Income Taxes

Income tax expense was $105 million in 2017, compared to $62.3 million in 2016 and $43.4 million in 2015. Income tax expense for 2017, 2016 and 2015 represents an effective tax rate of 60.8%, 38.2% and 37.8%, respectively. The abnormally high tax expense and effective tax rate in 2017 reflects a $38.2 million charge to remeasure United’s deferred tax assets at the new lower federal income tax rate of 21% following the passage of the Tax Act on December 22, 2017. The effective tax rate for 2018 is expected to be approximately 23.5% reflecting the lower federal income tax rate.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and their respective tax basis including operating losses and tax credit carryforwards. Net deferred tax assets (deferred tax assets net of deferred tax liabilities and valuation allowance) are reported in the consolidated balance sheets as a component of total assets.

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

Based on all evidence considered, as of December 31, 2017 and 2016, management concluded that it was more likely than not that the net deferred tax asset would be realized. With continuous improvements in credit quality, quarterly earnings for the past several years have closely followed management’s forecast for these periods. The improvement in management’s ability to produce reliable forecasts, continuous and significant improvements in credit quality, and a sustained period of profitability were given appropriate weighting in our analysis, and such evidence was considered sufficient to overcome the weight of the negative evidence related to the significant operating losses in prior years.

Management expects to generate higher levels of future taxable income and believes this will allow for full utilization of United’s net operating loss carryforwards within the statutory carryforward periods. In determining whether projections of future taxable income are reliable, management considered objective evidence supporting the forecast assumptions as well as recent experience demonstrating the ability to reasonably project future results of operations.

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of income tax computed by applying the statutory federal income tax rate to income before income taxes, can be found in Note 17 to the consolidated financial statements.

Fourth Quarter 2017 Discussion

Net interest revenue for the fourth quarter of 2017 increased $16.6 million, or 20%, to $97.5 million from the same period a year ago, primarily due to loan growth, the acquisitions of HCSB and FOFN, and higher yields on loans and securities. The yields on the loan and securities portfolios increased partly due to the impact of rising interest rates on the variable portion of the portfolios. The net interest margin for the fourth quarter of 2017 increased to 3.63% from 3.34% in the fourth quarter of 2016, reflecting the higher yields on earning assets, partially offset by a smaller increase in the average rate paid on interest-bearing deposits.

United recorded a provision for credit losses in the fourth quarter of 2017 of $1.2 million, compared to no provision being recorded for the fourth quarter of 2016. The increase was primarily due to loan growth as credit quality remained stable.

The following table presents the components of fee revenue for the periods indicated.

Table 6 - Quarterly Fee Revenue

(in thousands)

	Three Months Ended
	December 31,
	2017	2016	Change
Overdraft fees	$3,731	$3,545	5%
ATM and debit card fees	3,188	5,250	(39)
Other service charges and fees	1,851	1,858	-
Service charges and fees	8,770	10,653	(18)
Mortgage loan and related fees	4,885	6,516	(25)
Brokerage fees	1,068	911	17
Gains on sales of government guaranteed loans	3,102	3,028	2
Customer derivatives	613	821	(25)
Securities (losses) gains, net	(148)	60
Other	3,638	3,244	12
Total fee revenue	$21,928	$25,233	(13)

Fee revenue for the fourth quarter of 2017 of $21.9 million decreased $3.31 million, or 13%, from the fourth quarter of 2016. Service charges and fees on deposit accounts of $8.77 million decreased $1.88 million, or 18%, from $10.7 million for the fourth quarter of 2016, since United became subject to the Durbin Amendment, which reduced debit card interchange fees. Mortgage fees of $4.89 million decreased $1.63 million, or 25%, from $6.52 million in the fourth quarter of 2016 due to the impact of moving to mandatory delivery of loans to the secondary market from best efforts in late 2016, which accelerated revenue recognition to the time of the rate lock. Sales of $33.6 million in government guaranteed loans in fourth quarter 2017 resulted in net gains of $3.10 million, compared to $41.1 million sold in fourth quarter 2016, resulting in net gains of $3.03 million. Customer derivative fees decreased in the fourth quarter of 2017 compared with a year ago due to an decrease in customer demand for the product. Other fee revenue of $3.64 million increased $394,000, or 12%, from the fourth quarter of 2016, mostly due to volume driven increases in earnings on bank owned life insurance policies.

The following table presents operating expenses for the periods indicated.

Table 7 - Quarterly Operating Expenses

(in thousands)

	Three Months Ended
	December 31,
	2017	2016	Change
Salaries and employee benefits	$41,042	$35,677	15%
Communications and equipment	5,217	4,753	10
Occupancy	5,542	5,210	6
Advertising and public relations	895	1,151	(22)
Postage, printing and supplies	1,825	1,353	35
Professional fees	3,683	2,773	33
FDIC assessments and other regulatory charges	1,776	1,413	26
Amortization of intangibles	1,760	1,066	65
Other	7,301	6,784	8
Total excluding merger-related and other charges	69,041	60,180	15
Merger-related and other charges	6,841	1,141
Total operating expenses	$75,882	$61,321	24

Operating expenses of $75.9 million increased 24% from $61.3 million for the fourth quarter of 2016, largely due to the increases in merger-related and other charges and salaries and employee benefits. Salaries and employee benefits of $41.0 million were up $5.37 million from the fourth quarter of 2016, due primarily to additional staff resulting from the HCSB and FOFN acquisitions and higher commissions and incentives due to business growth. Occupancy expense of $5.54 million was up $332,000 for the fourth quarter of 2017 compared to 2016, primarily due to additional locations attributable to the HCSB and FOFN acquisition. Professional fees increased 33% to $3.68 million in fourth quarter 2017 compared to fourth quarter 2016 due primarily to higher consulting fees in 2017 relating to various corporate projects. Other expenses of $7.30 million were up 8% from the fourth quarter of 2016, primarily due to establishing a reserve for minor legal disputes. For the fourth quarter of 2017, merger-related and other charges of $6.84 million included merger charges primarily related to HCSB and FOFN.

Balance Sheet Review

Total assets at December 31, 2017 were $11.9 billion, an increase of $1.21 billion, or 11%, from December 31, 2016. On a daily average basis, total assets increased $961 million, or 10%, from 2016 to 2017. Average interest earning assets for 2017 and 2016 were $10.2 billion and $9.26 billion, respectively.

Loans

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, South Carolina and Tennessee, including customers who have a seasonal residence in United’s market areas, or are generated by the Commercial Banking Solutions division (formerly referred to as Specialized Lending) that focuses on specific commercial loan businesses, such as SBA and franchise lending. More than 79% of loans are secured by real estate. Total loans averaged $7.15 billion in 2017, compared with $6.41 billion in 2016, an increase of 12%. At December 31, 2017, total loans were $7.74 billion, an increase of $815 million, or 12%, from December 31, 2016. Loans increased year over year due to organic growth and the acquisitions of HCSB and FOFN.

The following table presents the composition of United’s loan portfolio for the last five years.

Table 8 - Loans Outstanding

As of December 31,

(in thousands)

Loans by Category	2017	2016	2015	2014	2013
Owner occupied commercial real estate	$1,923,993	$1,650,360	$1,570,988	$1,256,779	$1,237,623
Income producing commercial real estate	1,595,174	1,281,541	1,020,464	766,834	807,093
Commercial & industrial	1,130,990	1,069,715	784,870	709,615	470,702
Commercial construction	711,936	633,921	518,335	364,564	336,158
Total commercial	5,362,093	4,635,537	3,894,657	3,097,792	2,851,576
Residential mortgage	973,544	856,725	764,175	613,592	603,719
Home equity lines of credit	731,227	655,410	589,325	455,825	430,530
Residential construction	183,019	190,043	176,202	131,382	136,292
Consumer direct	127,504	123,567	115,111	104,899	111,045
Indirect auto	358,185	459,354	455,971	268,629	196,104
Total loans	$7,735,572	$6,920,636	$5,995,441	$4,672,119	$4,329,266

Loans by Market	2017	2016	2015	2014	2013
North Georgia	$1,018,945	$1,096,974	$1,125,123	$1,163,479	$1,240,234
Atlanta MSA	1,510,067	1,398,657	1,259,377	1,243,535	1,235,378
North Carolina	1,049,592	544,792	548,591	552,527	571,971
Coastal Georgia	629,919	581,138	536,598	455,709	423,045
Gainesville MSA	248,060	247,410	254,016	257,449	254,655
East Tennessee	474,515	503,843	504,277	280,312	279,587
South Carolina	1,485,632	1,233,185	819,560	29,786	3,787
Commercial Banking Solutions	960,657	855,283	491,928	420,693	124,505
Indirect auto	358,185	459,354	455,971	268,629	196,104
Total loans	$7,735,572	$6,920,636	$5,995,441	$4,672,119	$4,329,266

As of December 31, 2017, United’s 25 largest credit relationships consisted of loans and loan commitments ranging from $17.5 million to $38.1 million, with an aggregate total credit exposure of $572 million. Total credit exposure includes $204 million in unfunded commitments and $368 million in balances outstanding, excluding participations sold. United had fifteen lending relationships whose total credit exposure exceeded $20 million of which only five relationships were in excess of $25 million.

The following table sets forth the maturity distribution of commercial and construction loans, including the interest rate sensitivity for loans maturing after one year.

Table 9 - Loan Portfolio Maturity

As of December 31, 2017

(in thousands)

					Rate Structure for Loans
	Maturity				Maturing Over One Year
	One Year	One through	Over Five		Fixed	Floating
	or Less	Five Years	Years	Total	Rate	Rate
Commercial (commercial and industrial)	$240,505	$554,083	$336,402	$1,130,990	$314,410	$576,075
Construction (commercial and residential)	356,236	354,507	184,212	894,955	171,880	366,839
Total	$596,741	$908,590	$520,614	$2,025,945	$486,290	$942,914

Asset Quality and Risk Elements

United manages asset quality and controls credit risk through review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices. United’s credit administration function is responsible for monitoring asset quality and Board of Directors approved portfolio concentration limits, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures among all of the community banks and commercial banking solutions areas. Additional information on United’s credit administration function is included in Item 1 under the heading “Loan Review and Nonperforming Assets.”

Home equity lines generally require the payment of interest only for a set period after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both principal and interest. At December 31, 2017 and 2016, the funded portion of home equity lines totaled $731 million and $655 million, respectively. Approximately 4% of the home equity loans at December 31, 2017 were amortizing. Of the $731 million in balances outstanding at December 31, 2017, $430 million, or 59%, were first liens. At December 31, 2017, 55% of the total available home equity lines were drawn upon.

United monitors the performance of its home equity loans and lines secured by second liens similar to other consumer loans and utilizes assumptions specific to these loans in determining the necessary allowance. United generally receives notification when the first lien holder is in the process of foreclosure and upon that notification, United determines its collection options by obtaining valuations to conclude if any additional charge-offs or reserves are warranted.

United classifies performing loans as “substandard” when there is a well-defined weakness or weaknesses that jeopardizes the repayment by the borrower and there is a distinct possibility that United could sustain some loss if the deficiency is not corrected.

The table below presents performing classified loans for the last five years.

Table 10 - Performing Classified Loans

As of December 31,

(in thousands)

	2017	2016	2015	2014	2013
By Category
Owner occupied commercial real estate	$41,467	$42,169	$44,790	$52,671	$51,395
Income producing commercial real estate	30,061	29,379	37,638	29,194	45,363
Commercial & industrial	11,879	8,903	5,967	7,664	9,267
Commercial construction	8,264	8,840	8,622	14,263	29,186
Total commercial	91,671	89,291	97,017	103,792	135,211
Residential mortgage	15,323	15,324	18,141	15,985	25,040
Home equity	6,055	5,060	6,851	5,181	7,967
Residential construction	1,837	2,726	3,548	1,479	1,947
Consumer direct	515	584	757	1,382	2,538
Indirect auto	1,760	1,362	1,213	574	-
Total	$117,161	$114,347	$127,527	$128,393	$172,703

By Market
North Georgia	$30,952	$39,438	$46,668	$55,821	$69,510
Atlanta MSA	9,358	17,954	25,723	31,201	42,955
North Carolina	30,670	11,089	14,087	16,479	18,954
Coastal Georgia	3,322	4,516	5,187	15,642	18,561
Gainesville MSA	750	713	566	1,109	14,916
East Tennessee	10,953	7,485	9,522	5,933	7,591
South Carolina	27,212	31,623	23,620	-	-
Commercial Banking Solutions	2,184	167	941	1,634	216
Indirect auto	1,760	1,362	1,213	574	-
Total loans	$117,161	$114,347	$127,527	$128,393	$172,703

At December 31, 2017, performing classified loans totaled $117 million and increased $2.81 million from the prior year end. Performing classified loans reflect a general downward trend, offset by acquisition activity. The increase in performing classified loans at December 31, 2017 was attributable to the FOFN acquisition.

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

Table 11 - Allocation of Allowance for Credit Losses

As of December 31,

(in thousands)

	2017		2016		2015		2014		2013
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Commercial (secured by real estate)	$24,157	46	$25,289	42	$29,564	43	$32,691	43	$29,430	47
Commercial & industrial	3,971	15	3,810	16	4,433	13	3,252	15	6,504	11
Commercial construction	10,523	9	13,405	9	9,553	9	10,901	8	10,702	8
Total commercial	38,651	70	42,504	67	43,550	65	46,844	66	46,636	66
Residential mortgage	15,274	22	13,144	22	18,675	23	18,609	23	16,185	24
Residential construction	2,729	2	3,264	3	4,002	3	4,374	3	5,219	3
Consumer direct	2,260	6	2,510	8	2,221	9	1,792	8	2,479	7
Unallocated	-		-		-		-		6,243
Total allowance for loan losses	58,914	100	61,422	100	68,448	100	71,619	100	76,762	100
Allowance for unfunded commitments	2,312		2,002		2,542		1,930		2,165
Total allowance for credit losses	$61,226		$63,424		$70,990		$73,549		$78,927

* Loan balance in each category, expressed as a percentage of total loans.

The following table presents a summary of changes in the allowance for credit losses for each of the past five years.

Table 12 - Allowance for Credit Losses
Years Ended December 31,
(in thousands)
	2017	2016	2015	2014	2013
Balance beginning of period	$61,422	$68,448	$71,619	$76,762	$107,137
Charge-offs:
Owner occupied commercial real estate	406	2,029	2,901	4,567	26,352
Income producing commercial real estate	2,985	1,433	1,280	2,671	13,912
Commercial & industrial	1,528	1,830	1,358	2,145	18,914
Commercial construction	1,023	837	1,947	1,574	8,042
Residential mortgage	1,473	1,151	1,615	5,011	5,063
Home equity lines of credit	1,435	1,690	1,094	2,314	3,395
Residential construction	129	533	851	1,837	21,515
Consumer direct	1,803	1,459	1,597	2,008	2,184
Indirect auto	1,420	1,399	772	540	277
Total loans charged-off	12,202	12,361	13,415	22,667	99,654
Recoveries:
Owner occupied commercial real estate	980	706	755	3,343	1,603
Income producing commercial real estate	178	580	866	1,009	873
Commercial & industrial	1,768	1,689	2,174	1,665	1,619
Commercial construction	1,018	821	736	503	393
Residential mortgage	314	301	1,080	572	293
Home equity lines of credit	567	386	242	287	62
Residential construction	178	79	173	135	51
Consumer direct	917	800	1,044	1,221	1,010
Indirect auto	284	233	86	54	40
Total recoveries	6,204	5,595	7,156	8,789	5,944
Net charge-offs	5,998	6,766	6,259	13,878	93,710
Provision for loan losses	3,490	(260)	3,088	8,735	63,335
Allowance for loan losses at end of period	58,914	61,422	68,448	71,619	76,762

Allowance for unfunded commitments at beginning of period	2,002	2,542	1,930	2,165	-
Provision for unfunded commitments	310	(540)	612	(235)	2,165
Allowance for unfunded commitments at end of period	2,312	2,002	2,542	1,930	2,165
Allowance for credit losses	$61,226	$63,424	$70,990	$73,549	$78,927

Total loans (1):
At year-end	$7,735,572	$6,920,636	$5,995,441	$4,672,119	$4,329,266
Average	7,150,211	6,412,740	5,297,687	4,440,868	4,228,235

Allowance for loan losses as a percentage of year- end loans	0.76%	0.89%	1.14%	1.53%	1.77%

As a percentage of average loans:
Net charge-offs	.08	.11	.12	.31	2.22
Provision for loan losses	.05	-	.06	.20	1.50

(1) Excludes loans acquired through the 2009 FDIC assisted acquisition of Southern Community Bank that are covered by loss sharing agreements.

The allowance for credit losses, which includes a portion related to unfunded commitments, totaled $61.2 million at December 31, 2017 compared with $63.4 million at December 31, 2016. At December 31, 2017, the allowance for loan losses was $58.9 million, or .76% of total loans, compared with $61.4 million, or .89% of loans at December 31, 2016. The decrease in the allowance for credit losses is consistent with the overall improving trends in credit quality of the loan portfolio.

In accordance with the accounting guidance for business combinations, there was no allowance for loan losses brought forward on loans acquired from HCSB or FOFN, as credit deterioration was included in the determination of fair value at acquisition date. At December 31, 2017, for acquired loans that had no evidence of credit deterioration at the time of acquisition, the remaining unaccreted fair value discount was $14.7 million.

Management believes that the allowance for credit losses at December 31, 2017 reflects the probable incurred losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if management’s assessment of loan quality or collateral values changes substantially with respect to one or more loan relationships or portfolios. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for credit losses in future periods if, in their opinion, the results of their review warrant such additions. See the “Critical Accounting Policies” section for additional information on the allowance for credit losses.

Nonperforming Assets

Nonperforming loans totaled $23.7 million at December 31, 2017, compared with $21.5 million at December 31, 2016. At December 31, 2017 and 2016, the ratio of nonperforming loans to total loans was .31%. Nonperforming assets, which include nonperforming loans and foreclosed properties, totaled $26.9 million at December 31, 2017, compared with $29.5 million at December 31, 2016.

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

Purchased Credit Impaired (“PCI”) loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or future period yield adjustments. PCI loans were not classified as nonaccrual at December 31, 2017 or 2016 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

Generally, United does not commit to lend additional funds to customers whose loans are on nonaccrual status, although in certain isolated cases, United executes forbearance agreements whereby United will continue to fund construction loans to completion or other lines of credit as long as the borrower meets the conditions of the forbearance agreement. United may also fund other amounts necessary to protect collateral such as amounts to pay past due property taxes and insurance coverage. The table below summarizes nonperforming assets at year-end for the last five years. For years prior to 2015, assets covered by loss-sharing agreements with the FDIC have been excluded from the table below. These assets were excluded from the review of nonperforming assets, as the loss-sharing agreements with the FDIC and purchase price adjustments to reflect credit losses effectively eliminate the likelihood of recognizing losses on the covered assets. The loss-sharing agreements were terminated and settled in early 2015.

Table 13 - Nonperforming Assets

As of December 31,

(in thousands)

	2017	2016	2015	2014	2013
Nonaccrual loans (NPLs)	$23,658	$21,539	$22,653	$17,881	$26,819
Foreclosed properties	3,234	7,949	4,883	1,726	4,221
Total nonperforming assets (NPAs)	$26,892	$29,488	$27,536	$19,607	$31,040

NPLs as a percentage of total loans	.31%	.31%	.38%	.38%	.62%
NPAs as a percentage of loans and foreclosed properties	.35	.43	.46	.42	.72
NPAs as a percentage of total assets	.23	.28	.29	.26	.42

The following table summarizes nonperforming assets by category and market.

Table 14 - Nonperforming Assets by Category

(in thousands)

	December 31, 2017			December 31, 2016
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Owner occupied commercial real estate	$4,923	$1,955	$6,878	$7,373	$3,145	$10,518
Income producing commercial real estate	3,208	244	3,452	1,324	36	1,360
Commercial & industrial	2,097	-	2,097	966	-	966
Commercial construction	758	884	1,642	1,538	2,977	4,515
Total commercial	10,986	3,083	14,069	11,201	6,158	17,359
Residential mortgage	8,776	136	8,912	6,368	1,260	7,628
Home equity lines of credit	2,024	15	2,039	1,831	531	2,362
Residential construction	192	-	192	776	-	776
Consumer direct	43	-	43	88	-	88
Indirect auto	1,637	-	1,637	1,275	-	1,275
Total NPAs	$23,658	$3,234	$26,892	$21,539	$7,949	$29,488

BY MARKET
North Georgia	$7,310	$94	$7,404	$5,278	$856	$6,134
Atlanta MSA	1,395	279	1,674	1,259	716	1,975
North Carolina	4,543	1,213	5,756	4,750	632	5,382
Coastal Georgia	2,044	20	2,064	1,778	-	1,778
Gainesville MSA	739	-	739	279	-	279
East Tennessee	1,462	-	1,462	2,354	675	3,029
South Carolina	3,433	1,059	4,492	2,494	5,070	7,564
Commercial Banking Solutions	1,095	569	1,664	2,072	-	2,072
Indirect auto	1,637	-	1,637	1,275	-	1,275
Total NPAs	23,658	3,234	26,892	21,539	7,949	29,488

The following table summarizes activity in nonperforming assets by year.

Table 15 - Activity in Nonperforming Assets

(in thousands)

	2017			2016			2015
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$21,539	$7,949	$29,488	$22,653	$4,883	$27,536	$17,881	$1,726	$19,607
Acquisitions	20	1,464	1,484	-	6,998	6,998	-	4,225	4,225
Loans placed on non-accrual	28,621	-	28,621	24,583	-	24,583	32,187	-	32,187
Payments received	(16,688)	-	(16,688)	(13,783)	-	(13,783)	(14,478)	-	(14,478)
Loan charge-offs	(6,762)	-	(6,762)	(6,011)	-	(6,011)	(8,036)	-	(8,036)
Foreclosures	(3,072)	4,146	1,074	(5,903)	8,177	2,274	(4,901)	4,925	24
Capitalized costs	-	-	-	-	127	127	-	256	256
Note / property sales	-	(9,534)	(9,534)	-	(12,238)	(12,238)	-	(6,887)	(6,887)
Write downs	-	(1,127)	(1,127)	-	(387)	(387)	-	(243)	(243)
Net gains on sales	-	336	336	-	389	389	-	881	881
Ending Balance	$23,658	$3,234	$26,892	$21,539	$7,949	$29,488	$22,653	$4,883	$27,536

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

In 2017, 2016 and 2015, United transferred $4.15 million, $8.18 million and $4.93 million, respectively, of loans into foreclosed property. During 2017, 2016 and 2015, proceeds from sales of foreclosed properties were $9.53 million, $12.2 million and $6.89 million, respectively.

At December 31, 2017 and 2016 United had $58.1 million and $73.2 million, respectively, in loans with terms that have been modified in a TDR. Included therein were $5.50 million and $5.35 million, respectively, of TDRs that were not performing in accordance with their modified terms and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $52.6 million and $67.8 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At December 31, 2017 and 2016, there were $62.3 million and $85.7 million, respectively, of loans classified as impaired under the definition outlined in the Accounting Standards Codification including TDRs which are by definition considered impaired. Included in impaired loans at December 31, 2017 and 2016 were $9.37 million and $28.3 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value. The balance of impaired loans at December 31, 2017 of $52.9 million had specific reserves that totaled $3.26 million and the balance of impaired loans at December 31, 2016 of $57.4 million had specific reserves that totaled $3.45 million. The average recorded investment in impaired loans for 2017, 2016 and 2015 was $78.4 million, $90.4 million and $107 million, respectively. During 2017, 2016 and 2015, United recognized $3.63 million, $4.27 million and $4.96 million, respectively, in interest revenue on impaired loans. United’s policy is to discontinue the recognition of interest revenue for loans classified as impaired under ASC 310-10-35, Receivables, when a loan meets the criteria for nonaccrual status. Impaired loans decreased 27% from 2016 to 2017.

Investment Securities

The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowings, including repurchase agreements. Total investment securities at December 31, 2017 increased $175 million from a year ago.

At December 31, 2017 and 2016, United had securities held-to-maturity with a carrying value of $321 million and $330 million, respectively, and securities available-for-sale totaling $2.62 billion and $2.43 billion, respectively. At December 31, 2017 and 2016, the securities portfolio represented approximately 25% and 26%, respectively, of total assets. At December 31, 2017, the effective duration of the investment portfolio was 3.41 years, compared with 3.01 years at December 31, 2016.

The following table shows the carrying value of United’s investment securities.

Table 16 - Carrying Value of Investment Securities
As of December 31,
(in thousands)

	December 31, 2017
	Available-for-Sale	Held-to-Maturity	Total Securities

U.S. Treasuries	$121,113	$-	$121,113
U.S. Government agencies	26,372	-	26,372
State and political subdivisions	197,286	71,959	269,245
Mortgage-backed securities	1,727,211	249,135	1,976,346
Corporate bonds	306,353	-	306,353
Asset-backed securities	237,458	-	237,458
Other	57	-	57
Total securities	$2,615,850	$321,094	$2,936,944

	December 31, 2016
	Available-for-Sale	Held-to-Maturity	Total Securities

U.S. Treasuries	$169,616	$-	$169,616
U.S. Government agencies	20,820	-	20,820
State and political subdivisions	74,177	57,134	131,311
Mortgage-backed securities	1,391,682	272,709	1,664,391
Corporate bonds	305,392	-	305,392
Asset-backed securities	469,569	-	469,569
Other	1,182	-	1,182
Total securities	$2,432,438	$329,843	$2,762,281

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

Management evaluates its securities portfolio each quarter to determine if any security is other than temporarily impaired. In making this evaluation, management considers its ability and intent to hold securities to recover current market losses. Losses on fixed income securities at December 31, 2017 primarily reflect the effect of changes in interest rates. United did not recognize any other than temporary impairment losses on its investment securities in 2017, 2016 or 2015.

At December 31, 2017, United had 67% of its total investment securities portfolio in mortgage backed securities, compared with 60% at December 31, 2016. United has continued to purchase mortgage-backed securities in order to obtain a favorable yield with low risk. United did not have debt obligations of any issuer in excess of 10% of equity at year-end 2017 or 2016, excluding U.S. Government sponsored entities. Approximately 2% of the securities portfolio is rated below “A” by at least one rating agency or unrated and 10% of securities, excluding government or agency securities, are rated “Aaa”. See Note 6 to the consolidated financial statements for further discussion of investment portfolio and related fair value and maturity information.

Goodwill and Other Intangible Assets

Core deposit intangibles, representing the value of the acquired deposit base, and noncompete agreements are amortizing intangible assets that are required to be tested for impairment only when events or circumstances indicate that impairment may exist. There were no events or circumstances that lead management to believe that any impairment exists in other intangible assets.

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Management evaluates its goodwill annually, or more frequently if necessary, to determine if any impairment exists.

Deposits

Management has focused on growing customer transaction deposit accounts relative to more costly time deposit balances. United’s high level of service, as evidenced by its strong customer satisfaction scores, has been instrumental in attracting and retaining deposits.

Total customer deposits, excluding brokered deposits, as of December 31, 2017 were $9.4 billion, an increase of $1.1 billion from December 31, 2016. Total core deposits (demand, NOW, money market and savings deposits, excluding public funds deposits) of $9.2 billion increased $1.5 billion, or 19%, due to the FOFN and HCSB acquisitions and the success of core deposit incentive programs.

Total time deposits, excluding brokered deposits, as of December 31, 2017 were $1.55 billion, up $261 million from December 31, 2016, primarily due to the FOFN and HCSB acquisitions.

Brokered deposits totaled $371 million as of December 31, 2017, an increase of $43.5 million from December 31, 2016, and included NOW accounts, money market deposits and certificates of deposit. Brokered certificates of deposit accounted for $133 million and $89.9 million of the balance at December 31, 2017 and 2016, respectively. The increase in brokered certificates of deposit reflects a strategy to diversify wholesale funding sources.

The following table sets forth the scheduled maturities of time deposits of $250,000 and greater and brokered time deposits.

Table 17 - Maturities of Time Deposits of $250,000 and Greater and Brokered Time Deposits

As of December 31,

(in thousands)

$250,000 and greater:	2017	2016
Three months or less	$37,982	$42,549
Three to six months	27,099	31,475
Six to twelve months	59,736	36,634
Over one year	79,937	33,628
Total	$204,754	$144,286

Brokered time deposits:
Three months or less	$30,932	$-
Three to six months	1,639	-
Six to twelve months	2,155	-
Over one year	98,022	89,864
Total	$132,748	$89,864

Borrowing Activities

The Bank is a shareholder in the Federal Home Loan Bank of Atlanta (“FHLB”). Through this affiliation, FHLB secured advances totaled $505 million and $709 million at December 31, 2017 and 2016, respectively. United anticipates continued use of this short and long-term source of funds. FHLB advances outstanding at December 31, 2017 had maturity dates ranging from 2018-2020 and a weighted average interest rate of 1.59%. Additional information regarding FHLB advances is provided in Note 13 to the consolidated financial statements.

At December 31, 2017 and 2016, United had $50.0 million and $5.0 million, respectively, in federal funds purchased outstanding.

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

In addition, because United’s holding company is a separate entity and apart from the Bank, it must provide for its own liquidity. United’s holding company is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities. United’s holding company currently has internal capital resources to meet these obligations. While United’s holding company has access to the capital markets, the ultimate source of holding company liquidity is subsidiary service fees and dividends from the Bank, which are limited by applicable law and regulations. In 2017 and 2016, the Bank paid dividends of $103 million and $41.5 million, respectively, to the holding company. Holding company liquidity is managed to 18-months of positive cash flow after considering all of its liquidity needs over this period.

The table below presents a summary of short-term borrowings over the last three years.

Table 18 - Short-Term Borrowings

As of December 31,

(in thousands)

December 31, 2017	Period-end balance	Period end weighted- average interest rate	Maximum outstanding at any month- end	Average amounts outstanding during the year	Weighted- average rate for the year
Federal funds purchased	$50,000	1.56%	$84,575	$26,853	1.19%
Repurchase agreements	-	-	1,027	3	.12
	$50,000			$26,856

December 31, 2016
Federal funds purchased	$5,000	.81%	$50,000	$27,572	.66%
Repurchase agreements	-	-	19,234	7,334	.15
	$5,000			$34,906

December 31, 2015
Federal funds purchased	$-	-%	$10,000	$41,319	.34%
Repurchase agreements	16,640	.01	35,000	7,982	.21
	$16,640			$49,301

At December 31, 2017, United had sufficient qualifying collateral to increase FHLB advances by $856 million and Federal Reserve discount window capacity of $1.23 billion. Management also has the ability to raise substantial funds through brokered deposits. In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.

As disclosed in the consolidated statements of cash flows, net cash provided by operating activities was $208 million for the year ended December 31, 2017. Net income of $67.8 million for the year included the deferred income tax expense of $99.6 million and non-cash depreciation, amortization and accretion of $27.5 million. Accrued expenses and other liabilities increased $24.3 million and loans held for sale decreased by $5.24 million. These sources of cash were partially offset by an increase in other assets and accrued interest receivable of $18.3 million. Net cash used in investing activities of $45.5 million consisted primarily of $937 million of purchases of securities available for sale, and a net increase in loans of $109 million, offset by proceeds from sales of securities available for sale of $341 million, maturities and calls of investment securities available for sale of $606 million, maturities and calls of securities held to maturity of $56.9 million and net cash received from acquisitions of $53.7 million. The $65.5 million of net cash used in financing activities consisted primarily of a $294 million net reduction in FHLB advances, $75.0 million repayment of long-term debt and $26.2 million in common stock dividends. This decrease was partially offset by a net increase in deposits of $287 million and a net increase in short-term borrowings of $43.9 million.. In the opinion of management, United’s liquidity position at December 31, 2017 was sufficient to meet its expected cash flow requirements.

The following table shows United’s contractual obligations and other commitments.

Table 19 - Contractual Obligations and Other Commitments

As of December 31, 2017

(in thousands)

			Maturity By Years
	Total	Unamortized Premium (Discount)	1 or Less	1 to 3	3 to 5	Over 5
Contractual Cash Obligations
FHLB advances	$504,651	$651	$269,000	$235,000	$-	$-
Long-term debt	120,545	(8,381)	-	-	50,000	78,926
Operating leases	27,101	-	4,161	7,806	7,096	8,038
Total contractual cash obligations	$652,297	$(7,730)	$273,161	$242,806	$57,096	$86,964

Other Commitments
Commitments to extend credit	$1,910,777	$-	$510,988	$384,150	$340,892	$674,747
Commercial letters of credit	28,075	-	23,269	4,643	163	-
Uncertain tax positions	3,163	-	369	2,003	441	350
Total other commitments	$1,942,015	$-	$534,626	$390,796	$341,496	$675,097

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

Table 20 - Maturity of Available-for-Sale and Held-to-Maturity Investment Securities

As of December 31, 2017

(in thousands)

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
Available-for-Sale
U.S. Treasuries	$-	$73,798	$47,315	$-	$121,113
U.S. Government agencies	5,514	18,210	920	1,728	26,372
State and political subdivisions	3,485	54,753	139,048	-	197,286
Corporate bonds	-	258,819	46,634	900	306,353
Asset-backed securities	3,238	125,621	105,919	2,680	237,458
Other securities (1)	18,757	1,112,182	544,145	52,184	1,727,268
Total securities available-for-sale	$30,994	$1,643,383	$883,981	$57,492	$2,615,850

Weighted average yield (2)	2.62%	2.60%	2.62%	3.02%	2.61%

Held-to-Maturity
State and political subdivisions	$5,691	$20,431	$7,603	$38,234	$71,959
Other securities (1)	1,127	192,327	27,075	28,606	249,135
Total securities held-to-maturity	$6,818	$212,758	$34,678	$66,840	$321,094

Weighted average yield (2)	3.70%	2.87%	3.12%	3.16%	2.97%

Combined Portfolio
U.S. Treasuries	$-	$73,798	$47,315	$-	$121,113
U.S. Government agencies	5,514	18,210	920	1,728	26,372
State and political subdivisions	9,176	75,184	146,651	38,234	269,245
Corporate bonds	-	258,819	46,634	900	306,353
Asset-backed securities	3,238	125,621	105,919	2,680	237,458
Other securities (1)	19,884	1,304,509	571,220	80,790	1,976,403
Total securities	$37,812	$1,856,141	$918,659	$124,332	$2,936,944

Weighted average yield (2)	2.81%	2.63%	2.64%	3.09%	2.65%

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

At December 31, 2017 and 2016, United had $100 million and $150 million, respectively, in offsetting repurchase agreements / reverse repurchase agreements that were netted in the consolidated balance sheets. United enters into these collateral swap arrangements from time to time as a source of additional revenue.

Capital Resources and Dividends

Shareholders’ equity at December 31, 2017 was $1.30 billion, an increase of $228 million from December 31, 2016 primarily due to year-to-date earnings and stock issued for acquisitions partially offset by dividends declared. Accumulated other comprehensive loss, which includes unrealized gains and losses on securities available-for-sale, the unrealized gains and losses on derivatives qualifying as cash flow hedges, and unamortized prior service cost and actuarial gains and losses on defined benefit retirement plans, is excluded in the calculation of regulatory capital ratios.

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

United has outstanding junior subordinated debentures related to trust preferred securities totaling $32.4 million at December 31, 2017. The related trust preferred securities of $31.5 million (excluding common securities) qualify as Tier 1 capital under risk-based capital guidelines provided that total trust preferred securities do not exceed certain quantitative limits. At December 31, 2017, all of United’s trust preferred securities qualified as Tier 1 capital. Further information on trust preferred securities is provided in Note 14 to the consolidated financial statements.

The following table shows capital ratios, as calculated under regulatory guidelines in effect at the time, as of the dates indicated:

Table 21 - Capital Ratios

As of December 31,

(dollars in thousands)

			United Community Banks, Inc.
	Basel III Guidelines		(consolidated)		United Community Bank
		Well
	Minimum	Capitalized	2017	2016	2017	2016

Risk-based ratios:
Common equity tier 1 capital	4.5%	6.5%	11.98%	11.23%	12.93%	12.66%
Tier 1 capital	6.0	8.0	12.24	11.23	12.93	12.66
Total capital	8.0	10.0	13.06	12.04	13.63	13.48
Tier 1 leverage ratio	4.0	5.0	9.44	8.54	9.98	9.63

Common equity tier 1 capital			$1,053,983	$874,452	$1,135,728	$984,529
Tier 1 capital			1,076,465	874,452	1,135,728	984,529
Total capital			1,149,191	937,876	1,196,954	1,047,953

Risk-weighted assets			8,797,387	7,789,089	8,781,177	7,775,352
Average total assets			11,403,248	10,236,868	11,385,716	10,221,318

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

United’s policy is based on the 12-month impact on net interest revenue of interest rate shocks and ramps that increase from 100 to 400 basis points or decrease 100 basis points from the base scenario. In the shock scenarios, rates immediately change the full amount at the scenario onset. In the ramp scenarios, rates change by 25 basis points per month. United’s policy limits the projected change in net interest revenue over the first 12 months to a 5% decrease for each 100 basis point change in the increasing and decreasing rate ramp and shock scenarios. Historically low rates on December 31, 2016 made use of the down scenarios irrelevant. The following table presents United’s interest sensitivity position at the dates indicated.

Table 22 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	December 31,
	2017		2016
Change in Rates	Shock	Ramp	Shock	Ramp
100 basis point increase	0.11%	(0.33)%	(0.39)%	(0.81)%
100 basis point decrease	(7.37)	(6.24)	n/a	n/a

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

From time to time, United will terminate hedging positions when conditions change and the position is no longer necessary to manage overall sensitivity to changes in interest rates. In those situations where the terminated contract was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the contract, the resulting gain or loss is amortized over the remaining life of the original contract. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization. At December 31, 2017, United had $836,000 in losses from terminated derivative positions included in other comprehensive income that will be amortized into earnings over their remaining original contract terms. United expects that $499,000 will be reclassified as an increase to interest expense over the next twelve months related to these terminated cash flow hedges.

United’s policy requires all non-customer derivative financial instruments be used only for asset/liability management through the hedging of specific transactions, positions or risks, and not for trading or speculative purposes. Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is appropriately monitored and controlled and will not have any material adverse effect on financial condition or results of operations. In order to mitigate potential credit risk, from time to time United may require the counterparties to derivative contracts to pledge cash and/or securities as collateral to cover the net exposure.

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

Management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, management concluded that as of December 31, 2017, United Community Banks, Inc.’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accountants have audited the effectiveness of the company’s internal control over financial reporting as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

/s/ Jimmy C. Tallent	/s/ Jefferson L. Harralson
Jimmy C. Tallent	Jefferson L. Harralson
Chairman and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of United Community Banks, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of United Community Banks, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, of comprehensive income (loss), of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/PricewaterhouseCoopers LLP

Atlanta, Georgia

February 27, 2018

We have served as the Company’s auditor since 2013.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except per share data)

	2017	2016	2015

Interest revenue:
Loans, including fees	$315,050	$268,382	$223,256
Investment securities:
Taxable	70,172	63,413	51,143
Tax exempt	2,216	614	705
Deposits in banks and short-term investments	2,282	2,611	3,428
Total interest revenue	389,720	335,020	278,532
Interest expense:
Deposits:
NOW	3,365	1,903	1,505
Money market	7,033	4,982	3,466
Savings	135	135	98
Time	6,529	3,136	3,756
Total deposit interest expense	17,062	10,156	8,825
Short-term borrowings	352	399	364
Federal Home Loan Bank advances	6,095	3,676	1,743
Long-term debt	10,226	11,005	10,177
Total interest expense	33,735	25,236	21,109
Net interest revenue	355,985	309,784	257,423
(Release of) provision for credit losses	3,800	(800)	3,700
Net interest revenue after provision for credit losses	352,185	310,584	253,723
Fee revenue:
Service charges and fees	38,295	42,113	36,825
Mortgage loan and other related fees	18,320	20,292	13,592
Brokerage fees	4,633	4,280	5,041
Gains from sales of SBA/USDA loans	10,493	9,545	6,276
Securities gains, net	42	982	2,255
Losses on prepayment of borrowings	-	-	(1,294)
Other	16,477	16,485	9,834
Total fee revenue	88,260	93,697	72,529
Total revenue	440,445	404,281	326,252
Operating expenses:
Salaries and employee benefits	153,098	138,789	116,688
Occupancy	20,344	19,603	15,372
Communications and equipment	19,660	18,355	15,273
FDIC assessments and other regulatory charges	6,534	5,866	5,106
Professional fees	12,074	11,822	10,175
Postage, printing and supplies	5,952	5,382	4,273
Advertising and public relations	4,242	4,426	3,667
Amortization of intangibles	4,845	4,182	2,444
Foreclosed property	1,254	1,051	32
Merger-related and other charges	13,901	8,122	17,995
Other	25,707	23,691	20,213
Total operating expenses	267,611	241,289	211,238
Income before income taxes	172,834	162,992	115,014
Income tax expense	105,013	62,336	43,436
Net income	$67,821	$100,656	$71,578

Net income available to common shareholders	$67,250	$100,635	$71,511

Income per common share:
Basic	$.92	$1.40	$1.09
Diluted	.92	1.40	1.09
Weighted average common shares outstanding:
Basic	73,247	71,910	65,488
Diluted	73,259	71,915	65,492

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands, except per share data)

	2017			2016			2015
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Net income	$172,834	$(105,013)	$67,821	$162,992	$(62,336)	$100,656	$115,014	$(43,436)	$71,578
Other comprehensive income (loss):
Unrealized gains (losses) on available-for- sale securities:
Unrealized holding gains (losses) arising during period	8	75	83	(3,609)	1,274	(2,335)	(10,779)	4,004	(6,775)
Reclassification adjustment for gains included in net income	(42)	14	(28)	(982)	371	(611)	(2,255)	862	(1,393)
Net unrealized gains (losses)	(34)	89	55	(4,591)	1,645	(2,946)	(13,034)	4,866	(8,168)
Amortization of losses included in net income on available-for-sale securities transferred to held to maturity	1,069	(401)	668	1,759	(662)	1,097	1,702	(638)	1,064
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	891	(346)	545	1,891	(736)	1,155	1,936	(753)	1,183
Reclassification of disproportionate tax effect related to terminated and current cash flow hedges	-	3,289	3,289	-	-	-	(471)	183	(288)
Net cash flow hedge activity	891	2,943	3,834	1,891	(736)	1,155	1,465	(570)	895
Amendments to defined benefit pension plans	(700)	180	(520)	(454)	177	(277)	(1,353)	526	(827)
Net actuarial loss on defined benefit pension plans	(1,819)	563	(1,256)	(952)	370	(582)	(125)	49	(76)
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plans	798	(310)	488	855	(333)	522	736	(286)	450
Net defined benefit pension plan activity	(1,721)	433	(1,288)	(551)	214	(337)	(742)	289	(453)
Total other comprehensive income (loss)	205	3,064	3,269	(1,492)	461	(1,031)	(10,609)	3,947	(6,662)
Comprehensive income	$173,039	$(101,949)	$71,090	$161,500	$(61,875)	$99,625	$104,405	$(39,489)	$64,916

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2017 and 2016

(in thousands, except share data)

Assets
	2017	2016

Cash and due from banks	$129,108	$99,489
Interest-bearing deposits in banks	185,167	117,859
Cash and cash equivalents	314,275	217,348

Securities available-for-sale	2,615,850	2,432,438
Securities held-to-maturity (fair value $321,276 and $333,170)	321,094	329,843
Loans held for sale (includes $26,252 and $27,891 at fair value)	32,734	29,878
Loans, net of unearned income	7,735,572	6,920,636
Less allowance for loan losses	(58,914)	(61,422)
Loans, net	7,676,658	6,859,214
Premises and equipment, net	208,852	189,938
Bank owned life insurance	188,970	143,543
Accrued interest receivable	32,459	28,018
Net deferred tax asset	88,049	154,336
Derivative financial instruments	22,721	23,688
Goodwill and other intangible assets	244,397	156,222
Other assets	169,401	144,189

Total assets	$11,915,460	$10,708,655

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand	$3,087,797	$2,637,004
NOW	2,131,939	1,989,763
Money market	2,016,748	1,846,440
Savings	651,742	549,713
Time	1,548,460	1,287,142
Brokered	371,011	327,496
Total deposits	9,807,697	8,637,558

Short-term borrowings	50,000	5,000
Federal Home Loan Bank advances	504,651	709,209
Long-term debt	120,545	175,078
Derivative financial instruments	25,376	27,648
Accrued expenses and other liabilities	103,857	78,427

Total liabilities	10,612,126	9,632,920

Commitments and contingencies

Shareholders' equity:
Common stock, $1 par value; 150,000,000 shares authorized; 77,579,561 and 70,899,114 shares issued and outstanding	77,580	70,899
Common stock issuable; 607,869 and 519,874 shares	9,083	7,327
Capital surplus	1,451,814	1,275,849
Accumulated deficit	(209,902)	(251,857)
Accumulated other comprehensive loss	(25,241)	(26,483)

Total shareholders’ equity	1,303,334	1,075,735

Total liabilities and shareholders’ equity	$11,915,460	$10,708,655

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands except share data)

						Retained	Accumulated
	Series H		Non-Voting	Common		Earnings	Other
	Preferred	Common	Common	Stock	Capital	(Accumulated	Comprehensive
	Stock	Stock	Stock	Issuable	Surplus	Deficit)	(Loss) Income	Total
Balance, December 31, 2014	-	50,178	10,081	5,168	1,080,508	(387,568)	(18,790)	739,577
Net income						71,578		71,578
Other comprehensive income							(6,662)	(6,662)
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (17,129 common shares)		17			286			303
Conversion of non-voting common stock to voting common stock (4,795,271 shares)		4,795	(4,795)					-
Common and preferred stock issued for acquisitions (11,058,515 common shares and 9,992 preferred shares)	9,992	11,059			203,092			224,143
Amortization of stock options and restricted stock					4,403			4,403
Vesting of restricted stock awards, net of shares surrendered to cover payroll taxes (120,692 common shares issued, 110,935 common shares deferred)		121		1,509	(3,113)			(1,483)
Deferred compensation plan, net, including dividend equivalents				372	-			372
Shares issued from deferred compensation plan (28,265 shares)		28		(270)	242			-
Common stock dividends ($.22 per share)						(14,822)		(14,822)
Tax on option exercise and restricted stock vesting					943			943
Preferred stock dividends, Series H						(67)		(67)
Balance, December 31, 2015	9,992	66,198	5,286	6,779	1,286,361	(330,879)	(25,452)	1,018,285
Net income						100,656		100,656
Other comprehensive income							(1,031)	(1,031)
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (20,500 common shares)		20			346			366
Conversion of non-voting common stock to voting common stock (5,285,516 shares)		5,286	(5,286)					-
Redemption of Series H preferred stock (9,992 shares)	(9,992)							(9,992)
Purchases of common stock (764,000 shares)		(764)			(12,895)			(13,659)
Amortization of stock options and restricted stock					4,496			4,496
Vesting of restricted stock awards, net of shares surrendered to cover payroll taxes (96,722 common shares issued, 106,771 common shares deferred)		97		1,597	(2,883)			(1,189)
Deferred compensation plan, net, including dividend equivalents				385				385
Shares issued from deferred compensation plan (61,899 shares)		62		(1,434)	1,372			-
Common stock dividends ($.30 per share)						(21,613)		(21,613)
Tax on option exercise and restricted stock vesting					(948)			(948)
Preferred stock dividends, Series H						(21)		(21)
Balance, December 31, 2016	-	70,899	-	7,327	1,275,849	(251,857)	(26,483)	1,075,735
Net income						67,821		67,821
Other comprehensive income							3,269	3,269
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (17,826 common shares)		18			432			450
Common stock issued for acquisitions (6,515,505 common shares)		6,516			172,949			179,465
Amortization of stock options and restricted stock					5,827			5,827
Vesting of restricted stock awards, net of shares surrendered to cover payroll taxes (114,837 common shares issued, 111,090 common shares deferred)		115		1,763	(3,472)			(1,594)
Deferred compensation plan, net, including dividend equivalents				361				361
Shares issued from deferred compensation plan (32,279 shares)		32		(368)	229			(107)
Common stock dividends ($.38 per share)						(28,330)		(28,330)
Reclassification of disproportionate tax effects resulting from the Tax Cuts and Jobs Act of 2017 pursuant to ASU 2018-02						2,027	(2,027)	-
Cumulative effect of change in accounting principle						437		437
Balance, December 31, 2017	$-	$77,580	$-	$9,083	$1,451,814	$(209,902)	$(25,241)	$1,303,334

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands)

	2017	2016	2015
Operating activities:
Net income	$67,821	$100,656	$71,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	27,494	29,974	22,652
(Release of) provision for credit losses	3,800	(800)	3,700
Stock based compensation	5,827	4,496	4,403
Deferred income tax expense	99,562	59,727	38,296
Securities gains, net	(42)	(982)	(2,255)
Losses on prepayment of borrowings	-	-	1,294
Gains from sales of government guaranteed loans	(10,493)	(9,545)	(6,276)
Net losses (gains) on sales and write downs of other assets	1,983	(397)	5,306
Net losses (gains) on sales and write downs of other real estate owned	791	(2)	(638)
Change in assets and liabilities:
Increase in other assets and accrued interest receivable	(18,299)	(39,007)	(8,848)
Increase (decrease) in accrued expenses and other liabilities	24,280	1,299	(9,080)
Decrease (increase) in loans held for sale	5,238	(5,505)	(6,705)
Net cash provided by operating activities	207,962	139,914	113,427

Investing activities:
Investment securities held-to-maturity:
Proceeds from maturities and calls	56,917	68,232	70,962
Purchases	(36,638)	(24,021)	(20,000)
Investment securities available-for-sale:
Proceeds from sales	340,540	199,864	353,860
Proceeds from maturities and calls	605,889	392,575	284,435
Purchases	(936,947)	(692,983)	(839,345)
Net increase in loans	(109,433)	(657,650)	(475,132)
Proceeds from sales of loans held for investment	-	-	190,111
Net cash received for acquisitions	53,678	1,912	35,497
Funds paid to FDIC under loss sharing agreements	-	-	(1,198)
Purchase of bank owned life insurance	(10,000)	(20,000)	-
Purchases of premises and equipment	(22,183)	(17,375)	(10,532)
Proceeds from sales of premises and equipment	3,137	5,077	5,546
Proceeds from sale of other real estate owned	9,534	12,043	5,352
Net cash used in investing activities	(45,506)	(732,326)	(400,444)

Financing activities:
Net increase in deposits	287,073	365,531	195,881
Net increase (decrease) in short-term borrowings	43,859	(21,640)	(18,437)
Proceeds from Federal Home Loan Bank advances	4,000,000	9,780,000	2,075,000
Repayment of Federal Home Loan Bank advances	(4,294,000)	(9,514,125)	(1,937,070)
Repayment of long-term debt	(75,000)	-	(48,521)
Proceeds from issuance of long-term debt	-	-	83,924
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	450	366	303
Cash paid for shares withheld to cover payroll taxes upon vesting of restricted stock	(1,701)	(1,189)	(1,483)
Repurchase of common stock	-	(13,659)	-
Retirement of preferred stock	-	(9,992)	-
Cash dividends on common stock	(26,210)	(15,849)	(14,822)
Cash dividends on preferred stock	-	(46)	(50)
Net cash (used in) provided by financing activities	(65,529)	569,397	334,725

Net change in cash and cash equivalents	96,927	(23,015)	47,708

Cash and cash equivalents at beginning of year	217,348	240,363	192,655

Cash and cash equivalents at end of year	$314,275	$217,348	$240,363

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$34,657	$32,141	$21,604
Income taxes paid	6,514	3,948	4,203

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

Organization and Basis of Presentation

United is a bank holding company subject to the regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) whose principal business is conducted by its wholly-owned commercial bank subsidiary, United Community Bank (the “Bank”). United is subject to regulation under the Bank Holding Company Act of 1956. The consolidated financial statements include the accounts of United, the Bank and other wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Bank is a Georgia state chartered commercial bank that serves both rural and metropolitan markets in Georgia, North Carolina, South Carolina and Tennessee and provides a full range of banking services. The Bank is insured and subject to the regulation of the Federal Deposit Insurance Corporation (“FDIC”) and is also subject to the regulation of the Georgia Department of Banking and Finance.

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

Operating Segments

Operating segments are components of a business about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. Public companies are required to report certain financial information about operating segments in interim and annual financial statements. United’s community banking operations are divided among geographic regions and local community banks within those regions. Those regions and banks have similar economic characteristics and are therefore considered to be one operating segment.

Additionally management assessed other operating units to determine if they should be classified and reported as segments. They include Mortgage, Advisory Services and Commercial Banking Solutions. Each was assessed for separate reporting on both a qualitative and a quantitative basis in accordance with Financial Accounting Standards Boards (“FASB”) Accounting Standards Codification Topic 280 Segment Reporting (“ASC 280”). Qualitatively, these business units are currently operating in the same geographic footprint as the community banks and face many of the same customers as the community banks. While the chief operating decision maker does have some limited production information for these entities, that information is not complete since it does not include a full allocation of revenue, costs and capital from key corporate functions. The business units are currently viewed more as a product line extension of the community banks. However, management will continue to evaluate these business units for separate reporting as facts and circumstances change. On a quantitative basis, ASC 280 provides a threshold of 10% of Revenue, Net Income or Assets where a breach of any of these thresholds would trigger segment reporting. Under this requirement none of the entities reached the threshold.

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

Held-to-maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Available-for-sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are reported in other comprehensive income as a separate component of shareholders’ equity until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from available-for-sale to held-to-maturity are included in the balance of accumulated other comprehensive income in the consolidated balance sheets. These unrealized holding gains or losses are amortized into income over the remaining life of the security as an adjustment to the yield in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.

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

In addition to our investments in debt and marketable equity securities, we hold equity investments in other entities that are included in other assets in the consolidated balance sheets. These investments include Federal Home Loan Bank (“FHLB”) stock held to meet FHLB requirements related to outstanding advances, and Community Reinvestment Act (“CRA”) equity investments, including those where the returns are primarily derived from low income housing tax credits (“LIHTC”). These investments are not publicly traded and do not have a readily determinable fair values. Our investment in FHLB stock is accounted for using the cost method of accounting. Our LIHTC investments are accounted for using the proportional amortization method of accounting for qualified affordable housing investments which results in the amortization being reported as a component of income tax expense. Our obligations related to unfunded commitments for our LIHTC investments are reported in other liabilities. Our other CRA investments are accounted for using the equity method of accounting. As conditions warrant, we review our investments for impairment and will adjust the carrying value of the investment if it is deemed to be impaired.

Loans Held for Sale

Beginning in the third quarter of 2016, United elected the fair value option for most of its newly originated mortgage loans held for sale in order to reduce certain timing differences and better match changes in fair values of the loans with changes in the fair value of derivative instruments used to economically hedge them. Mortgage loans held for sale which were originated prior to third quarter 2016 and certain loans originated after that time are carried at the lower of aggregate cost or fair value. For those loans, the amount by which cost exceeds fair value is accounted for as a valuation allowance. Changes in the valuation allowance are included in the determination of net income for the period in which the change occurs. No valuation allowances were required at December 31, 2017 or 2016 since those loans have fair values that exceeded the recorded cost basis. Also included in loans held for sale at December 31, 2017 were $4.61 million in loans received through the acquisition of Four Oaks FinCorp, Inc. that United intends to sell. Those loans are carried on the balance sheet at the lower of cost or fair value.

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

Concentration of Credit Risk: Most of United’s business activity is with customers located within the markets where it has banking operations. Therefore, United’s exposure to credit risk is significantly affected by changes in the economy within its markets. Nearly 80% of United’s loan portfolio is secured by real estate and is therefore susceptible to changes in real estate valuations.

Allowance for Credit Losses

The allowance for credit losses includes the allowance for loan losses and the allowance for unfunded commitments included in other liabilities. Increases to the allowance for loan losses and allowance for unfunded commitments are established through a provision for credit losses charged to income. Loans are charged against the allowance for loan losses when available information confirms that the collectability of the principal is unlikely. The allowance for loan losses represents an amount, which, in management’s judgment, is adequate to absorb probable losses on existing loans as of the date of the balance sheet. The allowance for unfunded commitments represents expected losses on unfunded commitments and is reported in the consolidated balance sheets in other liabilities.

The allowance for loan losses is composed of general reserves, specific reserves, and PCI reserves. General reserves are determined by applying loss percentages to the individual loan categories that are based on actual historical loss experience. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are considered in this evaluation. The need for specific reserves is evaluated on nonaccrual loan relationships greater than $500,000 and all troubled debt restructurings (“TDRs”). The specific reserves are determined on a loan-by-loan basis based on management’s evaluation of United’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Loans for which specific reserves are provided are excluded from the calculation of general reserves.

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

Consumer direct – Risks common to consumer direct loans include regulatory risks, unemployment and changes in local economic conditions as well as the inability to monitor collateral consisting of personal property.

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

Management believes the allowance for loan losses is appropriate at December 31, 2017. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review United’s allowance for loan losses.

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

Other intangible assets, which are initially recorded at fair value, consist of core deposit intangible assets and noncompete agreements resulting from acquisitions. Core deposit intangible assets are amortized on a sum-of-the-years-digits basis over their estimated useful lives. Noncompete agreements are amortized on a straight line basis over their estimated useful lives. Management evaluates other intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable

Transfers of Financial Assets

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

Effective January 1, 2017, management elected to begin measuring residential mortgage servicing rights at fair value. The cumulative effect adjustment of this election to retained earnings, net of income tax effect, was $437,000. Prior to 2017, impairment valuations were based on projections using a discounted cash flow method that included assumptions regarding prepayments, interest rates, servicing costs and other factors. Impairment was measured on a disaggregated basis for each stratum of the servicing rights, which was segregated based on predominant risk characteristics including interest rate and loan type. Subsequent increases in value were recognized to the extent of previously recorded impairment for each stratum.

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

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the deferred tax asset when it is more likely than not that some or all of the deferred tax asset will not be realized. In assessing the realizability of the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable earnings and prudent and feasible tax planning strategies. Management weighs both the positive and negative evidence, giving more weight to evidence that can be objectively verified.

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

Derivative Instruments and Hedging Activities

United’s interest rate risk management strategy incorporates the use of derivative instruments to minimize fluctuations in net income that are caused by interest rate volatility. The objective is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that net interest revenue is not, on a material basis, adversely affected by movements in interest rates. United views this strategy as a prudent management of interest rate risk, such that net income is not exposed to undue risk presented by changes in interest rates.

In carrying out this part of its interest rate risk management strategy, management uses derivatives, primarily interest rate swaps. Interest rate swaps generally involve the exchange of fixed- and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. In addition, United uses interest rate caps to serve as an economic macro hedge of exposure to rising interest rates.

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

United classifies its derivative financial instruments as either (1) a hedge of an exposure to changes in the fair value of a recorded asset or liability (“fair value hedge”), (2) a hedge of an exposure to changes in the cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”), or (3) derivatives not designated as accounting hedges. Changes in the fair value of derivatives not designated as hedges are recognized in current period earnings. United has master netting agreements with the derivatives dealers with which it does business, but reflects gross assets and liabilities on the consolidated balance sheets.

United uses the “long-haul method” to assess hedge effectiveness. Management documents, both at inception and over the life of the hedge, at least quarterly, its analysis of actual and expected hedge effectiveness. This analysis includes techniques such as regression analysis and hypothetical derivatives to demonstrate that the hedge has been, and is expected to be, highly effective in offsetting corresponding changes in the fair value or cash flows of the hedged item. For a qualifying fair value hedge, changes in the value of derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged. For a qualifying cash flow hedge, the portion of changes in the fair value of the derivatives that have been highly effective are recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings.

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

By using derivative instruments, United is exposed to credit and market risk. If the counterparty fails to perform, credit risk is represented by the fair value gain in a derivative. When the fair value of a derivative contract is positive, this situation generally indicates that the counterparty is obligated to pay United, and, therefore, creates a repayment risk for United. When the fair value of a derivative contract is negative, United is obligated to pay the counterparty and, therefore, has no repayment risk. United minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by management. United also requires the counterparties to pledge cash as collateral to cover the net exposure. As a result of the Dodd-Frank Act, all newly eligible derivatives entered into are cleared through a central clearinghouse, which reduces counterparty exposure.

Derivative activities are monitored by the Asset/Liability Management Committee (“ALCO”) as part its oversight of asset/liability and treasury functions. ALCO is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the overall interest-rate risk management process.

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

Earnings Per Common Share

Basic earnings per common share is net income available to common shareholders divided by the weighted average number of shares of common stock outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Additionally, shares issuable to participants in United’s deferred compensation plan are considered to be participating securities for purposes of calculating basic earnings per share. Accordingly, net income available to common shareholders is calculated pursuant to the two-class method, whereby net income is allocated between common shareholders and participating securities. Diluted earnings per common share includes the dilutive effect of additional potential shares of common stock issuable under stock options, warrants and securities convertible into common stock.

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

Stock-Based Compensation

United uses the fair value method of recognizing expense for stock-based compensation based on the fair value of option and restricted stock awards at the date of grant. United accounts for forfeitures as they occur.

Reclassifications

Certain amounts have been reclassified to conform to the 2017 presentation.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Accounting Standards Updates and Recently Adopted Standards

Accounting Standards Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers.  This ASU provides guidance on the recognition of revenue from contracts with customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance is effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and will be applied retrospectively either to each prior reporting period or with a cumulative effect recognized at the date of initial application. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, the new revenue recognition guidance will not have a material impact on the consolidated financial statements. United expects to use the modified retrospective approach to adopting this guidance.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This update requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. For public entities, this update is effective for fiscal years beginning after December 15, 2018, with modified retrospective application to prior periods presented. Upon adoption, United expects to report higher assets and liabilities as a result of including leases on the consolidated balance sheet. At December 31, 2017, future minimum lease payments amounted to $27.1 million. United does not expect the new guidance to have a material impact on the consolidated statements of income or the consolidated statements of shareholders’ equity.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. Application of this update will primarily be on a modified retrospective approach, although the guidance for debt securities for which an other-than-temporary impairment has been recognized before the effective date and for loans previously covered by ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality will be applied on a prospective basis. For public entities, this update is effective for fiscal years beginning after December 15, 2019. Upon adoption, United expects that the allowance for credit losses will be higher given the change to estimated losses for the estimated life of the financial asset, however management is still in the process of determining the magnitude of the increase. Management has formed a steering committee and is in the process of performing a gap assessment that will become the basis for a full project plan. United expects to run parallel for the four quarters leading up to the effective date to ensure it is prepared for implementation by the effective date.

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

(2)	Accounting Standards Updates and Recently Adopted Standards, continued

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

Recently Adopted Standards

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. United adopted this standard effective January 1, 2017, with no material impact on the consolidated financial statements, although management expects more volatility in the effective tax rate as excess tax benefits and deficiencies on stock compensation transactions flow through income tax expense rather than capital surplus. United prospectively adopted the amendment requiring that excess tax benefits and deficiencies be recognized as income tax expense or benefit in the income statements and as an operating activity in the statements of cash flows. In addition, United elected to account for forfeitures as they occur, rather than estimate the number of awards expected to vest. United retrospectively implemented the clarification that cash paid by an employer when directly withholding shares for tax-withholding purposes should be classified as a financing activity.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of H.R. 1, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes. United’s financial results reflect the income tax effects of the Tax Act for which the accounting under ASC Topic 740 is complete and provisional amounts for those specific income tax effects of the Tax Act for which the accounting under ASC Topic 740 is incomplete but a reasonable estimate could be determined.  United continues to analyze the Tax Act, including the impact on deductibility of certain executive compensation and alternative minimum tax credits, and any refinements to the provisional accounting will be completed within one year of the tax enactment date.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This update allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the reduction of the federal corporate income tax rate pursuant to enactment of the Tax Act. The guidance is required to be applied retrospectively to each period (or periods) in which the effect of the change in the federal corporate income tax rate is recognized. United early adopted this standard effective December 31, 2017 and reclassified $2.03 million that was recorded to income tax expense due to re-measuring from 35% to 21% the federal deferred taxes on the accumulated other comprehensive income components related to available for sale securities, held to maturity securities, and pension.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Mergers and Acquisitions

Acquisition of Four Oaks FinCorp, Inc.

On November 1, 2017, United completed the acquisition of Four Oaks FinCorp, Inc. (“FOFN”) and its wholly-owned bank subsidiary, Four Oaks Bank & Trust Company. FOFN operated 14 banking offices in the Raleigh, North Carolina area. In connection with the acquisition, United acquired $729 million of assets and assumed $658 million of liabilities. Under the terms of the merger agreement, FOFN shareholders received .6178 shares of United common stock and $1.90 for each share of FOFN common stock issued and outstanding at the closing date. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $54.7 million, representing the intangible value of FOFN’s business and reputation within the market it served. None of the goodwill recognized is expected to be deductible for income tax purposes. United will amortize the related core deposit intangible of $7.83 million using the sum-of-the-years-digits method over 11.5 years, which represents the expected useful life of the asset. United will amortize the related noncompete agreement intangibles of $908,000 using the straight line method over the one year terms of the agreements. In connection with the acquisition, United assumed $11.5 million in subordinated debentures and $12.4 million in trust preferred securities. See Note 14 for further information on long-term debt.

United’s operating results for the year ended December 31, 2017 include the operating results of the acquired assets and assumed liabilities for the period subsequent to the acquisition date of November 1, 2017. The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below (in thousands).

	As Recorded by FOFN	Fair Value Adjustments (1)	As Recorded by United
Assets
Cash and cash equivalents	$48,652	$6	$48,658
Securities	114,190	782	114,972
Loans held for sale	13,976	(5,882)	8,094
Loans	491,721	(5,477)	486,244
Premises and equipment, net	11,251	1,147	12,398
Bank owned life insurance	20,339	-	20,339
Accrued interest receivable	1,858	(118)	1,740
Net deferred tax asset	18,333	78	18,411
Intangibles	-	8,738	8,738
Other real estate owned	1,173	(514)	659
Other assets	8,792	285	9,077
Total assets acquired	$730,285	$(955)	$729,330
Liabilities
Deposits	$563,840	$1,365	$565,205
Federal Home Loan Bank advances	65,000	224	65,224
Long term debt	23,872	(4,125)	19,747
Other liabilities	7,330	60	7,390
Total liabilities assumed	660,042	(2,476)	657,566
Excess of assets acquired over liabilities assumed	$70,243
Aggregate fair value adjustments		$1,521
Total identifiable net assets			$71,764
Consideration transferred
Cash			12,802
Common stock issued (4,145,343 shares)			113,665
Total fair value of consideration transferred			126,467
Goodwill			$54,703

(1) Fair values are preliminary and are subject to refinement for a period not to exceed one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Mergers and Acquisitions, continued

Acquisition of Four Oaks Fincorp, Inc., continued

The following table presents additional information related to the acquired loan portfolio at the acquisition date (in thousands):

November 1, 2017
Accounted for pursuant to ASC 310-30:
Contractually required principal and interest	$49,377
Non-accretable difference	8,244
Cash flows expected to be collected	41,133
Accretable yield	3,313
Fair value	$37,820

Excluded from ASC 310-30:
Fair value	$448,462
Gross contractual amounts receivable	509,629
Estimate of contractual cash flows not expected to be collected	6,081

Acquisition of HCSB Financial Corporation

On July 31, 2017, United completed the acquisition of HCSB Financial Corporation (“HCSB”) and its wholly-owned bank subsidiary, Horry County State Bank. HCSB operated eight branches in coastal South Carolina. In connection with the acquisition, United acquired $390 million of assets and assumed $347 million of liabilities. Under the terms of the merger agreement, HCSB shareholders received .0050 shares of United common stock for each share of HCSB common stock issued and outstanding at the closing date. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $23.9 million, representing the intangible value of HCSB’s business and reputation within the market it served. None of the goodwill recognized is expected to be deductible for income tax purposes. United will amortize the related core deposit intangible of $3.48 million using the sum-of-the-years-digits method over six years, which represents the expected useful life of the asset. United will amortize the related noncompete agreement intangibles of $2.24 million using the straight line method over the terms of the agreements, which vary between one year and two years.

United’s operating results for the year ended December 31, 2017 include the operating results of the acquired assets and assumed liabilities for the period subsequent to the acquisition date of July 31, 2017.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Mergers and Acquisitions, continued

Acquisition of HCSB Financial Corporation, continued

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

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below (in thousands).

	As Recorded	Fair Value	As Recorded by
	by Tidelands	Adjustments	United
Assets
Cash and cash equivalents	$13,121	$-	$13,121
Securities	65,676	(155)	65,521
Loans held for sale	139	3	142
Loans, net	317,938	(12,035)	305,903
Premises and equipment, net	19,133	(7,944)	11,189
Bank owned life insurance	16,917	-	16,917
Accrued interest receivable	1,086	(167)	919
Net deferred tax asset	73	15,639	15,712
Core deposit intangible	-	1,570	1,570
Other real estate owned	9,881	(2,386)	7,495
Other assets	1,920	(164)	1,756
Total assets acquired	$445,884	$(5,639)	$440,245
Liabilities
Deposits	$398,108	$1,765	$399,873
Repurchase agreements	10,000	155	10,155
Federal Home Loan Bank advances	13,000	354	13,354
Long-term debt	14,434	(3,668)	10,766
Other liabilities	11,587	(5,986)	5,601
Total liabilities assumed	447,129	(7,380)	439,749
Excess of assets acquired over liabilities assumed	$(1,245)
Aggregate fair value adjustments		$1,741
Total identifiable net assets			$496
Consideration transferred
Cash paid to redeem common stock			2,224
Cash paid to redeem preferred stock issued under the Treasury's Capital Purchase Program			8,985
Total fair value of consideration transferred			11,209
Goodwill			$10,713

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Mergers and Acquisitions, continued

Acquisition of Tidelands Bancshares, Inc., continued

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

Pro forma information - unaudited

The following table discloses the impact of the mergers with FOFN, HCSB, Tidelands, Palmetto and MoneyTree since the respective acquisition dates through December 31 of the year of acquisition. The table also presents certain pro forma information as if FOFN and HCSB had been acquired on January 1, 2016, Tidelands had been acquired on January 1, 2015 and Palmetto and MoneyTree had been acquired on January 1, 2014. These results combine the historical results of the acquired entities with United’s consolidated statements of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisitions taken place in earlier years.

Merger-related costs of $8.71 million from the FOFN and HCSB acquisitions have been excluded from the 2017 pro forma information presented below and included in the 2016 pro forma information presented below. Merger-related costs of $4.07 million from the Tidelands acquisition have been excluded from the 2016 pro forma information presented below and included in the 2015 pro forma information below. Merger-related costs of $12.0 million from the Palmetto and MoneyTree acquisitions have been excluded from the 2015 pro forma information presented below and included in the 2014 pro forma information presented below. The following table presents the actual results and pro forma information for the periods indicated (in thousands).

	(Unaudited)
	Year Ended December 31,
	Revenue	Net Income

2017
Actual FOFN results included in statement of income since acquisition date	$5,265	$1,406
Actual HCSB results included in statement of income since acquisition date	5,775	1,385
Supplemental consolidated pro forma as if FOFN and HCSB had been acquired January 1, 2016	477,879	78,020

2016
Actual Tidelands results included in statement of income since acquisition date	$7,512	$1,189
Supplemental consolidated pro forma as if FOFN and HCSB had been acquired January 1, 2016 and
Tidelands had been acquired January 1, 2015	452,713	89,200

2015
Actual Palmetto results included in statement of income since acquisition date	$17,887	$7,010
Actual MoneyTree results included in statement of income since acquisition date	8,373	3,806
Supplemental consolidated pro forma as if Tidelands had been acquired January 1, 2015 and Palmetto and MoneyTree had been acquired January 1, 2014	382,921	82,465

(4)	Cash Flows

During 2017, 2016 and 2015, loans having a value of $4.15 million, $8.18 million and $4.93 million, respectively, were transferred to foreclosed property.

United also accounts for sales and purchases of SBA/USDA loans on the trade date. At December 31, 2017, 2016 and 2015, United had unsettled sales of SBA/USDA loans of $27.5 million, $29.9 million and $18.5 million, respectively. At December 31, 2017 and 2016, United had no unsettled purchases of SBA/USDA loans, while at December 31, 2015, United had $18.3 million of unsettled purchases of SBA/USDA loans.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)	Cash Flows, continued

During 2017, United acquired, through business combinations, assets with a fair value totaling $1.12 billion and liabilities with a fair value totaling $1.00 billion, for net assets acquired of $115 million. Common stock issued pursuant to these business combinations in 2017 totaled $179 million. During 2016, United acquired, through business combinations, assets with a fair value totaling $451 million and liabilities with a fair value totaling $440 million, for net assets acquired of $11.2 million. During 2015, United acquired, through business combinations, assets with a fair value totaling $1.74 billion and liabilities with a fair value totaling $1.43 billion, for net assets acquired of $309 million. Common and preferred stock issued pursuant to these business combinations in 2015 totaled $214 million and $9.99 million, respectively.

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

	Gross Amounts of	Gross Amounts Offset on		Gross Amounts not Offset in the Balance Sheet
December 31, 2017	Recognized Assets	the Balance Sheet	Net Asset Balance	Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$100,000	$(100,000)	$-	$-	$-	$-
Derivatives	22,721	-	22,721	(1,490)	(6,369)	14,862
Total	$122,721	$(100,000)	$22,721	$(1,490)	$(6,369)	$14,862

Weighted average interest rate of reverse repurchase agreements	1.95%

	Gross Amounts of	Gross Amounts Offset on	Net	Gross Amounts not Offset in the Balance Sheet
	Recognized Liabilities	the Balance Sheet	Liability Balance	Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$100,000	$(100,000)	$-	$-	$-	$-
Derivatives	25,376	-	25,376	(1,490)	(17,190)	6,696
Total	$125,376	$(100,000)	$25,376	$(1,490)	$(17,190)	$6,696

Weighted average interest rate of repurchase agreements	1.20%

	Gross Amounts of	Gross Amounts Offset on		Gross Amounts not Offset in the Balance Sheet
December 31, 2016	Recognized Assets	the Balance Sheet	Net Asset Balance	Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$150,000	$(150,000)	$-	$-	$-	$-
Derivatives	23,688	-	23,688	(3,485)	(3,366)	16,837
Total	$173,688	$(150,000)	$23,688	$(3,485)	$(3,366)	$16,837

Weighted average interest rate of reverse repurchase agreements	1.78%

	Gross Amounts of	Gross Amounts Offset on	Net	Gross Amounts not Offset in the Balance Sheet
	Recognized Liabilities	the Balance Sheet	Liability Balance	Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$150,000	$(150,000)	$-	$-	$-	$-
Derivatives	27,648	-	27,648	(3,485)	(18,505)	5,658
Total	$177,648	$(150,000)	$27,648	$(3,485)	$(18,505)	$5,658

Weighted average interest rate of repurchase agreements	.88%

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)	Balance Sheet Offsetting and Repurchase Agreements Accounted for as Secured Borrowings, continued

At December 31, 2017, United recognized the right to reclaim cash collateral of $17.2 million and the obligation to return cash collateral of $6.37 million. At December 31, 2016, United recognized the right to reclaim cash collateral of $18.5 million and the obligation to return cash collateral of $3.37 million. The right to reclaim cash collateral and the obligation to return cash collateral were included in the consolidated balance sheets in other assets and other liabilities, respectively.

The following table presents additional detail regarding repurchase agreements accounted for as secured borrowings and the securities underlying these agreements as of the dates indicated (in thousands).

	Remaining Contractual Maturity of the Agreements
	Overnight and
	Continuous	Up to 30 Days	30 to 90 Days	91 to 110 days	Total

As of December 31, 2017
Mortgage-backed securities	$-	$-	$100,000	$-	$100,000

Total	$-	$-	$100,000	$-	$100,000

Gross amount of recognized liabilities for repurchase agreements in offsetting disclosure					$100,000
Amounts related to agreements not included in offsetting disclosure					$-

As of December 31, 2016
Mortgage-backed securities	$-	$-	$50,000	$100,000	$150,000

Total	$-	$-	$50,000	$100,000	$150,000

Gross amount of recognized liabilities for repurchase agreements in offsetting disclosure					$150,000
Amounts related to agreements not included in offsetting disclosure					$-

United is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price.  United manages this risk by maintaining an unpledged securities portfolio that it believes is sufficient to cover a decline in the market value of the securities sold under agreements to repurchase.

(6)	Investment Securities

At December 31, 2017 and 2016, securities with a carrying value of $1.04 billion and $1.45 billion, respectively, were pledged to secure public deposits, derivatives and other secured borrowings.

The cost basis, unrealized gains and losses, and fair value of securities held-to-maturity as of the dates indicated are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2017	Cost	Gains	Losses	Value

State and political subdivisions	$71,959	$1,574	$178	$73,355
Mortgage-backed securities (1)	249,135	2,211	3,425	247,921

Total	$321,094	$3,785	$3,603	$321,276

As of December 31, 2016

State and political subdivisions	$57,134	$2,197	$249	$59,082
Mortgage-backed securities (1)	272,709	4,035	2,656	274,088

Total	$329,843	$6,232	$2,905	$333,170

(1) All are residential type mortgage-backed securities or U.S. government agency commercial mortgage backed securities.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Investment Securities, continued

The cost basis, unrealized gains and losses, and fair value of securities available-for-sale as of the dates indicated are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
As of December 31, 2017	Cost	Gains	Losses	Value

U.S. Treasuries	$122,025	$-	$912	$121,113
U.S. Government agencies	26,129	269	26	26,372
State and political subdivisions	195,663	2,019	396	197,286
Mortgage-backed securities (1)	1,738,056	7,089	17,934	1,727,211
Corporate bonds	305,265	1,513	425	306,353
Asset-backed securities	236,533	1,078	153	237,458
Other	57	-	-	57

Total	$2,623,728	$11,968	$19,846	$2,615,850

As of December 31, 2016

U.S. Treasuries	$170,360	$20	$764	$169,616
U.S. Government agencies	21,053	6	239	20,820
State and political subdivisions	74,555	176	554	74,177
Mortgage-backed securities (1)	1,397,435	8,924	14,677	1,391,682
Corporate bonds	306,824	591	2,023	305,392
Asset-backed securities	468,742	2,798	1,971	469,569
Other	1,182	-	-	1,182

Total	$2,440,151	$12,515	$20,228	$2,432,438

(1) All are residential type mortgage-backed securities or U.S. government agency commercial mortgage backed securities.

The following summarizes available-for-sale securities sales activities for the years ended December 31 (in thousands):

	2017	2016	2015

Proceeds from sales	$340,540	$199,864	$353,860

Gross gains on sales	$1,247	$1,647	$2,409
Gross losses on sales	(1,205)	(665)	(154)

Net gains on sales of securities	$42	$982	$2,255

Income tax expense attributable to sales	$14	$371	$862

At year-end 2017 and 2016, there were no holdings of debt obligations of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Investment Securities, continued

The following summarizes securities held-to-maturity in an unrealized loss position as of the dates indicated (in thousands):

	Less than 12 Months		12 Months or More		Total
As of December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

State and political subdivisions	$8,969	$178	$-	$-	$8,969	$178
Mortgage-backed securities	95,353	1,448	65,868	1,977	161,221	3,425
Total unrealized loss position	$104,322	$1,626	$65,868	$1,977	$170,190	$3,603

As of December 31, 2016

State and political subdivisions	$18,359	$249	$-	$-	$18,359	$249
Mortgage-backed securities	118,164	2,656	-	-	118,164	2,656
Total unrealized loss position	$136,523	$2,905	$-	$-	$136,523	$2,905

The following summarizes securities available-for-sale in an unrealized loss position as of the dates indicated (in thousands):

	Less than 12 Months		12 Months or More		Total
As of December 31, 2017	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasuries	$121,113	$912	$-	$-	$121,113	$912
U.S. Government agencies	1,976	13	1,677	13	3,653	26
State and political subdivisions	61,494	365	5,131	31	66,625	396
Mortgage-backed securities	964,205	8,699	328,923	9,235	1,293,128	17,934
Corporate bonds	55,916	325	900	100	56,816	425
Asset-backed securities	28,695	126	5,031	27	33,726	153
Total unrealized loss position	$1,233,399	$10,440	$341,662	$9,406	$1,575,061	$19,846

As of December 31, 2016

U.S. Treasuries	$145,229	$764	$-	$-	$145,229	$764
U.S. Government agencies	19,685	239	-	-	19,685	239
State and political subdivisions	61,782	554	-	-	61,782	554
Mortgage-backed securities	810,686	13,952	26,279	725	836,965	14,677
Corporate bonds	228,504	1,597	15,574	426	244,078	2,023
Asset-backed securities	54,477	540	115,338	1,431	169,815	1,971
Total unrealized loss position	$1,320,363	$17,646	$157,191	$2,582	$1,477,554	$20,228

At December 31, 2017, there were 211 available-for-sale securities and 61 held-to-maturity securities that were in an unrealized loss position. Management does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of its amortized cost basis. Unrealized losses at December 31, 2017 and 2016 were primarily attributable to changes in interest rates.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst’s reports. No impairment charges were recognized during 2017, 2016 or 2015.

Realized gains and losses are derived using the specific identification method for determining the cost of the securities sold.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)	Investment Securities, continued

The amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2017, by contractual maturity, are presented in the following table (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

US Treasuries:
1 to 5 years	$74,465	$73,798	$-	$-
5 to 10 years	47,560	47,315	-	-
	122,025	121,113	-	-

US Government agencies:
1 to 5 years	18,204	18,210	-	-
5 to 10 years	2,668	2,648	-	-
More than 10 years	5,257	5,514	-	-
	26,129	26,372	-	-

State and political subdivisions:
Within 1 year	1,500	1,509	3,585	3,609
1 to 5 years	45,327	45,326	18,605	19,208
5 to 10 years	27,595	27,743	11,096	11,940
More than 10 years	121,241	122,708	38,673	38,598
	195,663	197,286	71,959	73,355

Corporate bonds:
1 to 5 years	240,626	241,501	-	-
5 to 10 years	63,639	63,952	-	-
More than 10 years	1,000	900	-	-
	305,265	306,353	-	-

Asset-backed securities:
1 to 5 years	5,838	5,999	-	-
5 to 10 years	70,774	71,049	-	-
More than 10 years	159,921	160,410	-	-
	236,533	237,458	-	-

Other:
More than 10 years	57	57	-	-
	57	57	-	-

Total securities other than mortgage-backed securities:
Within 1 year	1,500	1,509	3,585	3,609
1 to 5 years	384,460	384,834	18,605	19,208
5 to 10 years	212,236	212,707	11,096	11,940
More than 10 years	287,476	289,589	38,673	38,598

Mortgage-backed securities	1,738,056	1,727,211	249,135	247,921

	$2,623,728	$2,615,850	$321,094	$321,276

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses

Major classifications of loans are summarized as of the dates indicated as follows (in thousands):

	December 31,
	2017	2016

Owner occupied commercial real estate	$1,923,993	$1,650,360
Income producing commercial real estate	1,595,174	1,281,541
Commercial & industrial	1,130,990	1,069,715
Commercial construction	711,936	633,921
Total commercial	5,362,093	4,635,537
Residential mortgage	973,544	856,725
Home equity lines of credit	731,227	655,410
Residential construction	183,019	190,043
Consumer direct	127,504	123,567
Indirect auto	358,185	459,354

Total loans	7,735,572	6,920,636

Less allowance for loan losses	(58,914)	(61,422)

Loans, net	$7,676,658	$6,859,214

At December 31, 2017 and 2016, loans with a carrying value of $3.73 billion and $3.33 billion were pledged as collateral to secure FHLB advances and other contingent funding sources.

At December 31, 2017, the carrying value and outstanding balance of PCI loans was $98.5 million and $142 million, respectively. At December 31, 2016, the carrying value and outstanding balance of PCI loans was $62.8 million and $87.9 million, respectively. The following table presents changes in the value of the accretable yield for PCI loans for the years ended December 31 (in thousands):

	2017	2016
Balance at beginning of period	$7,981	$4,279
Additions due to acquisitions	6,723	2,113
Accretion	(7,451)	(4,223)
Reclassification from nonaccretable difference	7,283	3,321
Changes in expected cash flows that do not affect nonaccretable difference	3,150	2,491
Balance at end of period	$17,686	$7,981

In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC Topic 310-30 are also accreted to interest income over the life of the loans. At December 31, 2017 and 2016, the remaining accretable fair value mark on loans acquired through a business combination and not accounted for under ASC Topic 310-30 was $14.7 million and $7.14 million, respectively. In addition, indirect auto loans purchased at a premium outside of a business combination had a remaining premium of $7.84 million and $11.4 million, respectively, at December 31, 2017 and 2016. During the years ended December 31, 2017 and 2016, United purchased indirect auto loans of $81.7 million and $191 million, respectively.

In the ordinary course of business, the Bank may grant loans to executive officers and directors of the holding company and the Bank, including their immediate families and companies with which they are associated. Such loans are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers. The following is a summary of such loans outstanding and the activity in these loans for the years ended December 31 (in thousands):

	2017	2016
Balance at beginning of period	$2,432	$2,732
New loans and advances	86	1
Repayments	(256)	(301)

Balance at end of period	$2,262	$2,432

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

The allowance for loan losses represents management’s estimate of probable incurred losses in the loan portfolio as of the end of the period. The allowance for unfunded commitments is included in other liabilities in the consolidated balance sheets. Combined, the allowance for loan losses and allowance for unfunded commitments are referred to as the allowance for credit losses. The following table presents the balance and activity in the allowance for credit losses by portfolio segment for the periods indicated (in thousands):

Year Ended December 31, 2017	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance

Owner occupied commercial real estate	$16,446	$(406)	$980	$(2,244)	$14,776
Income producing commercial real estate	8,843	(2,985)	178	3,345	9,381
Commercial & industrial	3,810	(1,528)	1,768	(79)	3,971
Commercial construction	13,405	(1,023)	1,018	(2,877)	10,523
Residential mortgage	8,545	(1,473)	314	2,711	10,097
Home equity lines of credit	4,599	(1,435)	567	1,446	5,177
Residential construction	3,264	(129)	178	(584)	2,729
Consumer direct	708	(1,803)	917	888	710
Indirect auto	1,802	(1,420)	284	884	1,550
Total allowance for loan losses	61,422	(12,202)	6,204	3,490	58,914
Allowance for unfunded commitments	2,002	-	-	310	2,312
Total allowance for credit losses	$63,424	$(12,202)	$6,204	$3,800	$61,226

Year Ended December 31, 2016	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance

Owner occupied commercial real estate	$18,016	$(2,029)	$706	$(247)	$16,446
Income producing commercial real estate	11,548	(1,433)	580	(1,852)	8,843
Commercial & industrial	4,433	(1,830)	1,689	(482)	3,810
Commercial construction	9,553	(837)	821	3,868	13,405
Residential mortgage	12,719	(1,151)	301	(3,324)	8,545
Home equity lines of credit	5,956	(1,690)	386	(53)	4,599
Residential construction	4,002	(533)	79	(284)	3,264
Consumer direct	828	(1,459)	800	539	708
Indirect auto	1,393	(1,399)	233	1,575	1,802
Total allowance for loan losses	68,448	(12,361)	5,595	(260)	61,422
Allowance for unfunded commitments	2,542	-	-	(540)	2,002
Total allowance for credit losses	$70,990	$(12,361)	$5,595	$(800)	$63,424

Year Ended December 31, 2015	Beginning Balance	Charge- Offs	Recoveries	Provision	Ending Balance

Owner occupied commercial real estate	$18,174	$(2,901)	$755	$1,988	$18,016
Income producing commercial real estate	14,517	(1,280)	866	(2,555)	11,548
Commercial & industrial	3,252	(1,358)	2,174	365	4,433
Commercial construction	10,901	(1,947)	736	(137)	9,553
Residential mortgage	14,133	(1,615)	1,080	(879)	12,719
Home equity lines of credit	4,476	(1,094)	242	2,332	5,956
Residential construction	4,374	(851)	173	306	4,002
Consumer direct	731	(1,597)	1,044	650	828
Indirect auto	1,061	(772)	86	1,018	1,393
Total allowance for loan losses	71,619	(13,415)	7,156	3,088	68,448
Allowance for unfunded commitments	1,930	-	-	612	2,542
Total allowance for credit losses	$73,549	$(13,415)	$7,156	$3,700	$70,990

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

The following table presents the recorded investment in loans by portfolio segment and the balance of the allowance for loan losses assigned to each segment based on the method of evaluating the loans for impairment for the periods indicated (in thousands):

	Allowance for Loan Losses
	December 31, 2017				December 31, 2016
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance

Owner occupied commercial real estate	$1,255	$13,521	$-	$14,776	$1,746	$14,700	$-	$16,446
Income producing commercial real estate	562	8,813	6	9,381	885	7,919	39	8,843
Commercial & industrial	27	3,944	-	3,971	58	3,752	-	3,810
Commercial construction	156	10,367	-	10,523	168	13,218	19	13,405
Residential mortgage	1,174	8,919	4	10,097	517	7,997	31	8,545
Home equity lines of credit	-	5,177	-	5,177	2	4,597	-	4,599
Residential construction	75	2,654	-	2,729	64	3,198	2	3,264
Consumer direct	7	700	3	710	12	696	-	708
Indirect auto	-	1,550	-	1,550	-	1,802	-	1,802
Total allowance for loan losses	3,256	55,645	13	58,914	3,452	57,879	91	61,422
Allowance for unfunded commitments	-	2,312	-	2,312	-	2,002	-	2,002
Total allowance for credit losses	$3,256	$57,957	$13	$61,226	$3,452	$59,881	$91	$63,424

	Loans Outstanding
	December 31, 2017				December 31, 2016
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance

Owner occupied commercial real estate	$21,823	$1,876,411	$25,759	$1,923,993	$31,421	$1,600,355	$18,584	$1,650,360
Income producing commercial real estate	16,483	1,533,851	44,840	1,595,174	30,459	1,225,763	25,319	1,281,541
Commercial & industrial	2,654	1,126,894	1,442	1,130,990	1,915	1,066,764	1,036	1,069,715
Commercial construction	3,813	699,266	8,857	711,936	5,050	620,543	8,328	633,921
Residential mortgage	14,193	946,210	13,141	973,544	13,706	836,624	6,395	856,725
Home equity lines of credit	101	728,235	2,891	731,227	63	653,337	2,010	655,410
Residential construction	1,577	180,978	464	183,019	1,594	187,516	933	190,043
Consumer direct	270	126,114	1,120	127,504	290	123,118	159	123,567
Indirect auto	1,396	356,789	-	358,185	1,165	458,189	-	459,354
Total loans	$62,310	$7,574,748	$98,514	$7,735,572	$85,663	$6,772,209	$62,764	$6,920,636

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

At December 31, 2017 and 2016, $1.28 million and $870,000, respectively, in overdrawn deposit accounts were reclassified as commercial and industrial loans.

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired is presented below for the last three years (in thousands):

	2017			2016			2015
	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received

Owner occupied commercial real estate	$27,870	$1,271	$1,291	$33,297	$1,667	$1,704	$40,182	$1,970	$2,059
Income producing commercial real estate	24,765	1,265	1,178	31,661	1,418	1,457	25,441	1,260	1,259
Commercial & industrial	2,994	125	127	2,470	123	118	4,299	163	260
Commercial construction	5,102	225	229	5,879	267	264	18,667	755	759
Total commercial	60,731	2,886	2,825	73,307	3,475	3,543	88,589	4,148	4,337
Residential mortgage	14,257	555	574	14,118	637	633	15,504	612	572
Home equity lines of credit	248	10	12	93	4	4	420	17	16
Residential construction	1,582	95	95	1,677	89	88	2,279	158	169
Consumer direct	292	22	22	302	22	23	223	16	16
Indirect auto	1,244	64	64	928	47	47	221	11	11
Total	$78,354	$3,632	$3,592	$90,425	$4,274	$4,338	$107,236	$4,962	$5,121

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

The following table presents loans individually evaluated for impairment by class of loans as of the dates indicated (in thousands):

	December 31, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Owner occupied commercial real estate	$1,238	$1,176	$-	$9,171	$8,477	$-
Income producing commercial real estate	2,177	2,165	-	16,864	16,864	-
Commercial & industrial	1,758	1,471	-	421	334	-
Commercial construction	134	134	-	845	841	-
Total commercial	5,307	4,946	-	27,301	26,516	-
Residential mortgage	2,661	2,566	-	630	628	-
Home equity lines of credit	393	101	-	-	-	-
Residential construction	405	330	-	-	-	-
Consumer direct	29	29	-	-	-	-
Indirect auto	1,396	1,396	-	1,165	1,165	-
Total with no related allowance recorded	10,191	9,368	-	29,096	28,309	-

With an allowance recorded:
Owner occupied commercial real estate	21,262	20,647	1,255	23,574	22,944	1,746
Income producing commercial real estate	14,419	14,318	562	13,681	13,595	885
Commercial & industrial	1,287	1,183	27	1,679	1,581	58
Commercial construction	3,917	3,679	156	4,739	4,209	168
Total commercial	40,885	39,827	2,000	43,673	42,329	2,857
Residential mortgage	12,086	11,627	1,174	13,565	13,078	517
Home equity lines of credit	-	-	-	63	63	2
Residential construction	1,325	1,247	75	1,947	1,594	64
Consumer direct	244	241	7	293	290	12
Indirect auto	-	-	-	-	-	-
Total with an allowance recorded	54,540	52,942	3,256	59,541	57,354	3,452
Total	$64,731	$62,310	$3,256	$88,637	$85,663	$3,452

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

PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or future period yield adjustments. No PCI loans were classified as nonaccrual at December 31, 2017 or 2016 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms was approximately $1.11 million, $975,000, and $1.11 million for 2017, 2016, and 2015, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

The following table presents the recorded investment in nonaccrual loans held for investment by loan class as of the dates indicated (in thousands):

	December 31,
	2017	2016

Owner occupied commercial real estate	$4,923	$7,373
Income producing commercial real estate	3,208	1,324
Commercial & industrial	2,097	966
Commercial construction	758	1,538
Total commercial	10,986	11,201
Residential mortgage	8,776	6,368
Home equity lines of credit	2,024	1,831
Residential construction	192	776
Consumer direct	43	88
Indirect auto	1,637	1,275
Total	$23,658	$21,539

The following table presents the aging of the recorded investment in past due loans by class of loans as of the dates indicated (in thousands):

	Loans Past Due				Loans Not
As of December 31, 2017	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Past Due	PCI Loans	Total

Owner occupied commercial real estate	$3,810	$1,776	$1,530	$7,116	$1,891,118	$25,759	$1,923,993
Income producing commercial real estate	1,754	353	1,939	4,046	1,546,288	44,840	1,595,174
Commercial & industrial	2,139	869	1,133	4,141	1,125,407	1,442	1,130,990
Commercial construction	568	132	158	858	702,221	8,857	711,936
Total commercial	8,271	3,130	4,760	16,161	5,265,034	80,898	5,362,093
Residential mortgage	6,717	1,735	3,438	11,890	948,513	13,141	973,544
Home equity lines of credit	3,246	225	578	4,049	724,287	2,891	731,227
Residential construction	885	105	93	1,083	181,472	464	183,019
Consumer direct	739	133	-	872	125,512	1,120	127,504
Indirect auto	1,152	459	1,263	2,874	355,311	-	358,185
Total loans	$21,010	$5,787	$10,132	$36,929	$7,600,129	$98,514	$7,735,572

As of December 31, 2016

Owner occupied commercial real estate	$2,195	$1,664	$3,386	$7,245	$1,624,531	$18,584	$1,650,360
Income producing commercial real estate	1,373	355	330	2,058	1,254,164	25,319	1,281,541
Commercial & industrial	943	241	178	1,362	1,067,317	1,036	1,069,715
Commercial construction	452	14	292	758	624,835	8,328	633,921
Total commercial	4,963	2,274	4,186	11,423	4,570,847	53,267	4,635,537
Residential mortgage	7,221	1,799	1,700	10,720	839,610	6,395	856,725
Home equity lines of credit	1,996	101	957	3,054	650,346	2,010	655,410
Residential construction	950	759	51	1,760	187,350	933	190,043
Consumer direct	633	117	35	785	122,623	159	123,567
Indirect auto	1,109	301	909	2,319	457,035	-	459,354
Total loans	$16,872	$5,351	$7,838	$30,061	$6,827,811	$62,764	$6,920,636

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

Loans modified under the terms of a TDR during the years ended December 31 are presented in the table below. In addition, the following table presents loans modified under the terms of a TDR that defaulted (became 90 days or more delinquent) during the years ended December 31 that were initially restructured within one year prior to default (dollars in thousands):

	New TDRs
		Pre- Modification Outstanding	Post- Modification Outstanding Recorded Investment by Type of Modification				TDRs Modified Within the Year That Have Subsequently Defaulted
Year Ended December 31, 2017	Number of Contracts	Recorded Investment	Rate Reduction	Structure	Other	Total	Number of Contracts	Recorded Investment

Owner occupied commercial real estate	6	$2,603	$-	$2,161	$108	$2,269	-	$-
Income producing commercial real estate	2	257	-	-	252	252	-	-
Commercial & industrial	6	901	-	174	533	707	-	-
Commercial construction	-	-	-	-	-	-	-	-
Total commercial	14	3,761	-	2,335	893	3,228	-	-
Residential mortgage	23	2,174	-	2,165	-	2,165	4	852
Home equity lines of credit	1	296	-	-	176	176	-	-
Residential construction	4	135	40	95	-	135	-	-
Consumer direct	2	16	-	16	-	16	-	-
Indirect auto	34	786	-	-	786	786	-	-
Total loans	78	$7,168	$40	$4,611	$1,855	$6,506	4	$852

Year Ended December 31, 2016

Owner occupied commercial real estate	8	$2,699	$-	$2,699	$-	$2,699	1	$252
Income producing commercial real estate	1	257	-	257	-	257	-	-
Commercial & industrial	5	1,012	-	1,012	-	1,012	2	34
Commercial construction	3	458	-	393	65	458	-	-
Total commercial	17	4,426	-	4,361	65	4,426	3	286
Residential mortgage	28	3,262	1,992	1,135	40	3,167	1	85
Home equity lines of credit	1	38	38	-	-	38	-	-
Residential construction	7	584	46	376	82	504	-	-
Consumer direct	6	71	13	58	-	71	-	-
Indirect auto	35	966	-	-	966	966	-	-
Total loans	94	$9,347	$2,089	$5,930	$1,153	$9,172	4	$371

Year Ended December 31, 2015

Owner occupied commercial real estate	14	$13,592	$-	$13,266	$199	$13,465	1	$178
Income producing commercial real estate	7	2,135	45	2,090	-	2,135	-	-
Commercial & industrial	9	1,325	-	899	347	1,246	-	-
Commercial construction	2	580	-	580	-	580	-	-
Total commercial	32	17,632	45	16,835	546	17,426	1	178
Residential mortgage	32	2,847	144	2,369	334	2,847	1	2
Home equity lines of credit	2	187	-	177	-	177	-	-
Residential construction	4	222	-	198	-	198	-	-
Consumer direct	10	222	-	204	18	222	2	32
Indirect auto	-	-	-	-	-	-	-	-
Total loans	80	$21,110	$189	$19,783	$898	$20,870	4	$212

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

As of December 31, 2017 and 2016, United has allocated $3.26 million and $2.90 million, respectively, of specific reserves to customers whose loan terms have been modified in TDRs. United committed to lend additional amounts totaling up to $75,000 and $95,000 as of December 31, 2017 and 2016, respectively, to customers with outstanding loans that are classified as TDRs.

Risk Ratings

United categorizes borrowers into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, current industry and economic trends, among other factors. United analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a continuous basis. United uses the following definitions for its risk ratings:

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Allowance for Credit Losses, continued

As of December 31, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

As of December 31, 2017	Pass	Watch	Substandard	Doubtful / Loss	Total

Owner occupied commercial real estate	$1,833,469	$33,571	$31,194	$-	$1,898,234
Income producing commercial real estate	1,495,805	30,780	23,749	-	1,550,334
Commercial & industrial	1,097,907	18,052	13,589	-	1,129,548
Commercial construction	693,873	2,947	6,259	-	703,079
Total commercial	5,121,054	85,350	74,791	-	5,281,195
Residential mortgage	939,706	-	20,697	-	960,403
Home equity lines of credit	721,142	-	7,194	-	728,336
Residential construction	180,567	-	1,988	-	182,555
Consumer direct	125,860	-	524	-	126,384
Indirect auto	354,788	-	3,397	-	358,185
Total loans, excluding PCI loans	$7,443,117	$85,350	$108,591	$-	$7,637,058

Owner occupied commercial real estate	$2,400	$8,163	$15,196	$-	$25,759
Income producing commercial real estate	13,392	21,928	9,520	-	44,840
Commercial & industrial	383	672	387	-	1,442
Commercial construction	3,866	2,228	2,763	-	8,857
Total commercial	20,041	32,991	27,866	-	80,898
Residential mortgage	9,566	173	3,402	-	13,141
Home equity lines of credit	1,579	427	885	-	2,891
Residential construction	423	-	41	-	464
Consumer direct	1,076	10	34	-	1,120
Indirect auto	-	-	-	-	-
Total PCI loans	$32,685	$33,601	$32,228	$-	$98,514

As of December 31, 2016

Owner occupied commercial real estate	$1,577,301	$18,029	$36,446	$-	$1,631,776
Income producing commercial real estate	1,220,626	8,502	27,094	-	1,256,222
Commercial & industrial	1,055,282	4,188	9,209	-	1,068,679
Commercial construction	612,900	6,166	6,527	-	625,593
Total commercial	4,466,109	36,885	79,276	-	4,582,270
Residential mortgage	829,844	-	20,486	-	850,330
Home equity lines of credit	647,425	-	5,975	-	653,400
Residential construction	185,643	-	3,467	-	189,110
Consumer direct	122,736	-	672	-	123,408
Indirect auto	456,717	-	2,637	-	459,354
Total loans, excluding PCI loans	$6,708,474	$36,885	$112,513	$-	$6,857,872

Owner occupied commercial real estate	$2,044	$3,444	$13,096	$-	$18,584
Income producing commercial real estate	13,236	8,474	3,609	-	25,319
Commercial & industrial	216	160	660	-	1,036
Commercial construction	3,212	1,265	3,851	-	8,328
Total commercial	18,708	13,343	21,216	-	53,267
Residential mortgage	5,189	-	1,206	-	6,395
Home equity lines of credit	1,094	-	916	-	2,010
Residential construction	898	-	35	-	933
Consumer direct	159	-	-	-	159
Indirect auto	-	-	-	-	-
Total PCI loans	$26,048	$13,343	$23,373	$-	$62,764

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)	Premises and Equipment

Premises and equipment are summarized as follows as of the dates indicated (in thousands):

	December 31,
	2017	2016

Land and land improvements	$80,335	$79,946
Buildings and improvements	148,048	135,004
Furniture and equipment	82,775	79,597
Construction in progress	11,714	5,747

	322,872	300,294

Less accumulated depreciation	(114,020)	(110,356)

Premises and equipment, net	$208,852	$189,938

Depreciation expense was $12.0 million, $11.5 million and $9.36 million for 2017, 2016 and 2015, respectively.

In 2015, United recognized $5.97 million of impairment on properties acquired in prior years for future expansion. Due to recent acquisitions and changing trends in customer behavior toward greater usage of Internet and mobile banking to access banking services, management reconsidered its branch expansion strategy and concluded that some of its future branch expansion properties had decreased in value since the time the properties were acquired. The resulting impairment charge, which was included in merger-related and other charges in the Consolidated Statement of Income, was based on an assessment of the properties that showed evidence that the carrying value may not be recoverable and exceeded the fair value.

United leases certain branch properties and equipment under operating leases. Rent expense was $4.32 million, $4.13 million and $2.72 million for 2017, 2016 and 2015, respectively. United does not have any capital leases. As of December 31, 2017, rent commitments under operating leases, before considering renewal options that generally are present, were as follows (in thousands):

2018	$4,161
2019	3,995
2020	3,811
2021	3,645
2022	3,451
Thereafter	8,038
Total	$27,101

(9)	Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets is summarized below as of the dates indicated (in thousands):

	December 31,
	2017	2016
Core deposit intangible	$62,652	$51,342
Less: accumulated amortization	(41,229)	(37,145)
Net core deposit intangible	21,423	14,197
Noncompete agreement	3,144	-
Less: accumulated amortization	(761)	-
Net noncompete agreement	2,383	-
Total intangibles subject to amortization, net	23,806	14,197
Goodwill	220,591	142,025
Total goodwill and other intangible assets, net	$244,397	$156,222

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)	Goodwill and Other Intangible Assets, continued

The following is a summary of changes in the carrying amounts of goodwill for the years indicated (in thousands):

			Goodwill, net of
		Accumulated	Accumulated
		Impairment	Impairment
	Goodwill	Losses	Losses
December 31, 2015	$436,202	$(305,590)	$130,612
Acquisition of Tidelands	10,713	-	10,713
Measurement period adjustments	700	-	700
December 31, 2016	447,615	(305,590)	142,025
Acquisition of FOFN	54,703	-	54,703
Acquistion of HCSB	23,863	-	23,863
December 31, 2017	$526,181	$(305,590)	$220,591

The estimated aggregate amortization expense for future periods for core deposit intangibles and noncompete agreements is as follows (in thousands):

Year
2018	$6,846
2019	4,551
2020	3,315
2021	2,557
2022	1,982
Thereafter	4,555
Total	$23,806

(10)	Foreclosed Property

Major classifications of foreclosed properties as of the dates indicated are summarized as follows (in thousands):

	December 31,
	2017	2016

Commercial real estate	$2,199	$3,181
Commercial construction	884	2,977
Total commercial	3,083	6,158
Residential mortgage	151	1,791
Total foreclosed property	$3,234	$7,949

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)	Servicing Rights

Servicing Rights for SBA/USDA Loans

United accounts for servicing rights for SBA/USDA loans at fair value. Changes in the balances of servicing assets and servicing liabilities are as follows for the years indicated (in thousands):

	2017	2016	2015
Servicing rights for SBA/USDA loans, beginning of period	$5,752	$3,712	$2,551
Additions:
Acquired servicing rights	419	-	137
Originated servicing rights capitalized upon sale of loans	2,737	2,723	1,699
Subtractions:
Disposals	(621)	(393)	(353)
Changes in fair value:
Due to change in valuation inputs or assumptions used in the valuation model	(547)	(290)	(322)
Servicing rights for SBA/USDA loans, end of period	$7,740	$5,752	$3,712

The portfolio of SBA/USDA loans serviced for others, which is not included in the accompanying balance sheets, was $314 million and $256 million, respectively, at December 31, 2017 and 2016. The amount of contractually specified servicing fees earned by United on these servicing rights during the years ended December 31, 2017, 2016 and 2015 was $2.60 million, $1.64 million and $1.07 million, respectively. Servicing fees and changes in fair value were included in interest revenue in the consolidated statements of income.

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the servicing asset for SBA/USDA loans and the sensitivity of the fair values to immediate adverse changes in those assumptions are shown in the table below as of the dates indicated (in thousands):

	December 31,
	2017	2016
Fair value of retained servicing assets	$7,740	$5,752
Prepayment rate assumption	8.31%	7.12%
10% adverse change	$(236)	$(132)
20% adverse change	$(460)	$(257)
Discount rate	12.5%	11.0%
100 bps adverse change	$(262)	$(167)
200 bps adverse change	$(507)	$(324)
Weighted-average life (years)	6.3	6.8
Weighted-average gross margin	1.85%	1.86%

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

Residential Mortgage Servicing Rights

Effective January 1, 2017, United elected to carry residential mortgage servicing rights at fair value. For the years ended December 31, 2016 and 2015, United accounted for residential mortgage servicing rights using the amortization method. The following table summarizes the changes in residential mortgage servicing rights for the years indicated (in thousands).

	Fair value	Amortized cost
	2017	2016	2015
Residential mortgage servicing rights, beginning of period	$4,372	$3,370	$-
Additions:
Acquired servicing rights	-	-	3,454
Originated servicing rights capitalized upon sale of loans	3,602	2,124	199
Subtractions:
Disposals	(328)	-	-
Amortization		(1,117)	(273)
Impairment	-	(5)	(10)
Changes in fair value:
Initial election to carry at fair value on January 1, 2017	698	-	-
Due to change in valuation inputs or assumptions used in the valuation	(82)	-	-
Residential mortgage servicing rights, end of period	$8,262	$4,372	$3,370

At December 31, 2016 and 2015, the estimated fair value of residential mortgage servicing rights was $5.17 million and $3.52 million, respectively. The following table summarizes the activity in the valuation allowance for impairment of the residential mortgage servicing rights portfolio for the years indicated (in thousands).

	2016	2015
Valuation allowance, beginning of period	$10	$-
Additions charged to operations, net	5	10
Valuation allowance, end of period	$15	$10

The portfolio of residential mortgage loans serviced for others, which is not included in the consolidated balance sheets, was $847 million and $543 million, respectively, at December 31, 2017 and 2016. The amount of contractually specified servicing fees earned by United on these servicing rights during the year ended December 31, 2017, 2016 and 2015 was $1.72 million, $1.03 million and $299,000, respectively, which was included in interest revenue in the consolidated statements of income. Impairment and amortization of servicing rights were included in mortgage loan and other related fee revenue in the consolidated statements of income.

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the servicing asset for residential mortgage loans and the sensitivity of the fair values to immediate adverse changes in those assumptions are shown in the table below as of the dates indicated (in thousands):

December 31,
2017
Fair value of retained servicing assets	$8,262
Prepayment rate assumption	9.50%
10% adverse change	$(303)
20% adverse change	$(587)
Discount rate	10.0%
100 bps adverse change	$(317)
200 bps adverse change	$(610)

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)	Deposits

At December 31, 2017, the contractual maturities of time deposits, including brokered time deposits, are summarized as follows (in thousands):

2018	$1,064,657
2019	386,773
2020	75,601
2021	52,886
2022	31,654
thereafter	69,637
$1,681,208

At December 31, 2017 and 2016, time deposits (excluding brokered time deposits) that met or exceeded the FDIC insurance limit of $250,000 totaled $205 million and $144 million, respectively.

At December 31, 2017 and 2016, United held $133 million and $89.9 million, respectively, in certificates of deposit obtained through third party brokers. The daily average balance of these brokered deposits totaled $109 million and $171 million in 2017 and 2016, respectively. The brokered certificates of deposit at December 31, 2017 had maturities ranging from 2018 through 2033 and are callable by United. United has certain market-linked brokered deposits that are considered hybrid instruments that contain embedded derivatives that have been bifurcated from the host contract leaving host instruments paying a rate of 90 day LIBOR minus a spread that, at times, has resulted in a negative yield.

(13)	Federal Home Loan Bank Advances

At December 31, 2017 and 2016, United had FHLB advances totaling $505 million and $709 million, respectively. At December 31, 2017, the weighted average interest rate on FHLB advances was 1.59%, compared to .67% as of December 31, 2016. The FHLB advances are collateralized by owner occupied and income producing commercial real estate and residential mortgage loans, investment securities and FHLB stock.

At December 31, 2017, the maturities and current rates of outstanding advances were as follows (in thousands):

	Amount
Maturing In:	Maturing	Current Rate Range
2018	$269,000	1.05% - 3.60%
2019	25,000	2.54% - 3.86%
2020	210,000	1.47% - 2.74%
Total principal outstanding	504,000
Premium	651
Total	$504,651

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Long-term Debt

Long-term debt consisted of the following (in thousands):

				Stated	Earliest
	December 31,		Issue	Maturity	Call
	2017	2016	Date	Date	Date	Interest Rate

2022 senior debentures	$50,000	$50,000	2015	2022	2020	5.000% through August 13, 2020,
						3-month LIBOR plus 3.814% thereafter
2027 senior debentures	35,000	35,000	2015	2027	2025	5.500% through August 13, 2025
						3-month LIBOR plus 3.71% thereafter
2018 senior debentures	-	40,000	2013	2018	2015	6.000%
2017 senior debentures	-	35,000	2012	2017	2017	9.000%
Total senior debentures	85,000	160,000

Subordinated debentures	11,500	-	2015	2025	2020	6.250%
Total subordinated debentures	11,500	-

Southern Bancorp Capital Trust I	4,382	4,382	2004	2034	2009	Prime + 1.00%
United Community Statutory Trust III	1,238	1,238	2008	2038	2013	Prime + 3.00%
Tidelands Statutory Trust I	8,248	8,248	2006	2036	2011	3-month LIBOR plus 1.38%
Tidelands Statutory Trust II	6,186	6,186	2008	2038	2013	3-month LIBOR plus 5.075%
Four Oaks Statutory Trust I	12,372	-	2006	2036	2011	3-month LIBOR plus 1.35%
Total trust preferred securities	32,426	20,054
Less discount	(8,381)	(4,976)

Total long-term debt	$120,545	$175,078

Interest is currently paid semiannually or quarterly for all senior and subordinated debentures and trust preferred securities.

Senior Debentures

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

Subordinated Debentures

United acquired, as part of the FOFN acquisition, $11.5 million aggregate principal amount of subordinated debentures. The notes are due on November 30, 2025. United may prepay the notes at any time after November 30, 2020, subject to compliance with applicable laws.

Trust Preferred Securities

Trust preferred securities qualify as Tier 1 capital under risk based capital guidelines subject to certain limitations. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indentures.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15)	Reclassifications Out of Accumulated Other Comprehensive Income

The following presents the details regarding amounts reclassified out of accumulated other comprehensive income (in thousands).

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other	For the Years Ended December 31,			Affected Line Item in the Statement
Comprehensive Income Components	2017	2016	2015	Where Net Income is Presented

Realized gains on available-for-sale securities:
	$42	$982	$2,255	Securities gains, net
	(14)	(371)	(862)	Tax expense
	$28	$611	$1,393	Net of tax

Amortization of losses included in net income on available-for-sale securities transferred to held to maturity:
	$(1,069)	$(1,759)	$(1,702)	Investment securities interest revenue
	401	662	638	Tax benefit
	$(668)	$(1,097)	$(1,064)	Net of tax

Amounts included in net income on derivative financial instruments accounted for as cash flow hedges:
Amortization of losses on de-designated positions	-	(7)	(129)	Deposits in banks and short-term investments interest revenue
Amortization of losses on de-designated positions	(599)	(647)	(695)	Money market deposit interest expense
Amortization of losses on de-designated positions	(292)	(1,237)	(1,112)	Federal Home Loan Bank advances interest expense
	(891)	(1,891)	(1,936)	Total before tax
	346	736	753	Tax benefit
	$(545)	$(1,155)	$(1,183)	Net of tax

Reclassification of disproportionate tax effect related to terminated and current cash flow hedges
	$(3,289)	$-	$-	Income tax expense

Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan
Prior service cost	$(560)	$(501)	$(465)	Salaries and employee benefits expense
Actuarial losses	(238)	(354)	(271)	Salaries and employee benefits expense
	(798)	(855)	(736)	Total before tax
	310	333	286	Tax benefit
	$(488)	$(522)	$(450)	Net of tax

Total reclassifications for the period	$(4,962)	$(2,163)	$(1,304)	Net of tax

Amounts shown above in parentheses reduce earnings

(16)	Earnings Per Share

The following table sets forth the computation of basic and diluted net income per common share for the years indicated (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015

Net income	$67,821	$100,656	$71,578
Dividends and undistributed earnings allocated to unvested shares	(571)	-	-
Preferred dividends	-	(21)	(67)
Net income available to common stockholders	$67,250	$100,635	$71,511

Income per common share:
Basic	$.92	$1.40	$1.09
Diluted	.92	1.40	1.09

Weighted average common shares:
Basic	73,247	71,910	65,488

Effect of dilutive securities:
Stock options	12	5	4

Diluted	73,259	71,915	65,492

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16)	Earnings Per Share, continued

At December 31, 2017, United had the following potentially dilutive stock options and warrants outstanding:  a warrant to purchase 219,909 shares of common stock at $61.40 per share; 60,287 shares of common stock issuable upon exercise of stock options granted to employees with a weighted average exercise price of $24.12; and 663,817 shares of common stock issuable upon completion of vesting of restricted stock awards.

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

(17)	Income Taxes

Income tax expense is as follows for the years indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015

Current	$5,451	$2,609	$5,140
Deferred	60,951	59,160	37,685
Increase in valuation allowance	413	567	611
Expense due to enactment of federal tax reform	38,198	-	-

Total income tax expense	$105,013	$62,336	$43,436

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes are as follows for the years indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015

Pretax income at statutory rates	$60,492	$57,047	$40,255
Add (deduct):
State taxes, net of federal benefit	4,139	5,013	3,537
Bank owned life insurance earnings	(1,141)	(572)	(348)
Adjustment to reserve for uncertain tax positions	59	(58)	(136)
Tax-exempt interest revenue	(1,199)	(573)	(662)
Equity compensation	(799)	976	-
Transaction costs	408	92	509
Tax credit investments	(89)	(149)	(190)
Change in state statutory tax rate	81	250	340
Increase in valuation allowance	413	567	611
Release of disproportionate tax effects related to de-designated cash flow hedges	3,400	-	-
Expense due to enactment of federal tax reform	38,198	-	-
Other	1,051	(257)	(480)

Total income tax expense	$105,013	$62,336	$43,436

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)	Income Taxes, continued

The Tax Act reduced the corporate federal tax rate from 35% to 21% effective January 1, 2018.  As a result, United was required to re-measure, through income tax expense, the deferred tax assets and liabilities using the enacted rate at which they are expected to be recovered or settled. The re-measurement of the net deferred tax asset resulted in additional income tax expense of $38.2 million. As explained in Note 1, pursuant to SAB 118, United continues to analyze the Tax Act, including the impact on deductibility of certain executive compensation and alternative minimum tax credits disclosed further below, and any refinements to the provisional accounting will be completed within one year of the tax enactment date.

The following summarizes the sources and expected tax consequences of future taxable deductions (revenue) which comprise the net deferred tax asset as of the dates indicated (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Allowance for loan losses	$14,092	$23,025
Net operating loss carryforwards	56,428	112,805
Deferred compensation	7,760	9,778
Loan purchase accounting adjustments	14,478	10,529
Reserve for losses on foreclosed properties	402	822
Nonqualified share based compensation	1,182	1,567
Accrued expenses	4,290	4,420
Investment in partnerships	956	1,417
Unamortized pension actuarial losses and prior service cost	2,008	2,365
Unrealized losses on securities available-for-sale	2,430	3,982
Unrealized losses on cash flow hedges	108	561
Derivatives	-	609
Premises and equipment	1,040	764
Other	3,065	2,965

Total deferred tax assets	108,239	175,609

Deferred tax liabilities:
Acquired intangible assets	3,734	3,485
Loan origination costs	3,881	5,885
Prepaid expenses	468	689
Servicing asset	3,757	3,437
Derivatives	773	-
Uncertain tax positions	3,163	3,892

Total deferred tax liabilities	15,776	17,388

Less valuation allowance	4,414	3,885

Net deferred tax asset	$88,049	$154,336

The change in the net deferred tax asset includes an increase of $43.8 million due to current year merger and acquisition activity.

At December 31, 2017, United has state net operating loss carryforwards of approximately $3.73 million that begin to expire in 2018, $10.5 million that begin to expire in 2022 and $398 million that begin to expire in 2030, if not previously utilized. United has $36.7 million in federal net operating loss carryforwards that begin to expire in 2031, if not previously utilized. United has $109 million in federal net operating loss carryforwards subject to annual limitation under IRC Section 382 that begin to expire in 2027, if not previously utilized. United has $3.23 million of federal general business tax credits that begin to expire in 2028, if not previously utilized. United has $13.1 million of federal alternative minimum tax credits which do not expire, and are now carried as tax receivables since, under the Tax Act, the company expects to recover the entire amount by 2022 via reduction of regular tax liability or refund. United has $1.23 million of federal alternative minimum tax credits, which do not expire, subject to annual limitation under IRC Section 382 that are not expected to be recovered until after 2022 and remain classified as deferred tax assets. United has $5.91 million of state tax credits that begin to expire in 2018, if not previously utilized.

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

At December 31, 2017 and 2016, based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of the net deferred tax asset will be realized based upon future taxable income. The valuation allowance of $4.41 million is related to specific state income tax credits that have short carryforward periods and an acquired state net operating loss, both of which are expected to expire unused.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management’s conclusion at December 31, 2017 that it was more likely than not that the net deferred tax asset of $88.0 million will be realized is based on management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts which consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all the deferred tax asset. Such an increase to the deferred tax asset valuation allowance could have an adverse effect on United’s financial condition and results of operations.

A reconciliation of the beginning and ending unrecognized tax benefit related to uncertain tax positions is as follows for the years indicated (in thousands):

	2017	2016	2015

Balance at beginning of year	$3,892	$3,981	$4,195
Additions based on tax positions related to the current year	441	400	371
Decreases resulting from a lapse in the applicable statute of limitations	(351)	(489)	(585)
Remeasurement due to enactment of federal tax reform	(819)	-	-

Balance at end of year	$3,163	$3,892	$3,981

Approximately $2.76 million of this amount would increase income from continuing operations, and thus affect United’s effective tax rate, if ultimately recognized into income.

It is United’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts. There were no penalties and interest related to income taxes recorded in the income statement in 2017, 2016 or 2015. No amounts were accrued for interest and penalties on the balance sheet at December 31, 2017 or 2016.

United and its subsidiaries file a consolidated U.S. federal income tax return, as well as various state returns in the states where it operates. United’s federal and state income tax returns are no longer subject to examination by taxing authorities for years before 2014.

(18)	Pension and Employee Benefit Plans

United offers a defined contribution 401(k) and Profit Sharing Plan (the “401(k) Plan”) that covers substantially all employees meeting certain minimum service requirements. The Plan allows employees to make pre-tax contributions to the 401(k) Plan and, prior to April 1, 2016, United matched 50% of these employee contributions up to 5% of eligible compensation, subject to Plan and regulatory limits. Effective April 1, 2016, the matching contribution was increased to 70% of employee contributions up to 5% of eligible compensation. Employees begin to receive matching contributions after completing one year of service and benefits vest after three years of service. United’s Plan is administered in accordance with applicable laws and regulations. Compensation expense from continuing operations related to the 401(k) Plan totaled $2.66 million, $2.28 million and $1.45 million in 2017, 2016 and 2015, respectively. The 401(k) Plan allows employees to choose to invest among a number of investment options that previously included United’s common stock. Effective January 1, 2015, United’s common stock was no longer offered as an investment option for new contributions.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Pension and Employee Benefit Plans, continued

United sponsors a non-qualified deferred compensation plan for its executive officers, certain other key employees and members of United’s Board of Directors and its community banks’ advisory boards of directors. The deferred compensation plan provides for the pre-tax deferral of compensation, fees and other specified benefits. The deferred compensation plan also permits each employee participant to elect to defer a portion of his or her base salary, bonus or vested restricted stock units and permits each director participant to elect to defer all or a portion of his or her director’s fees. Further, the deferred compensation plan allows for additional contributions by an employee, with matching contributions by United, for amounts that exceed the allowable amounts under the 401(k) Plan. During 2017, 2016 and 2015, United recognized $35,000, $26,000 and $21,000, respectively, in matching contributions for this provision of the deferred compensation plan. The Board of Directors may also elect to make a discretionary contribution to any or all participants. No discretionary contributions were made in 2017, 2016 or 2015.

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

Weighted-average assumptions used to determine pension benefit obligations at year end and net periodic pension cost are shown in the table below:

	2017		2016
	Modified		Modified
	Retirement	Funded	Retirement	Funded
	Plan	Plan	Plan	Plan
Discount rate for disclosures	3.75%	3.75%	4.00%	4.25%
Discount rate for net periodic benefit cost	4.00%	4.00%	4.00%	4.53%
Expected long-term rate of return	N/A	4.00%	N/A	4.00%
Rate of compensation increase	N/A	N/A	N/A	N/A
Measurement date	12/31/2017	12/31/2017	12/31/2016	12/31/2016

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Pension and Employee Benefit Plans, continued

Defined Benefit Pension Plans, continued

United recognizes the underfunded status of the plans as a liability in the consolidated balance sheets. Information about changes in obligations and plan assets follows (in thousands):

	2017		2016
	Modified		Modified
	Retirement	Funded	Retirement	Funded
	Plan	Plan	Plan	Plan
Accumulated benefit obligation:
Accumulated benefit obligation - beginning of year	$19,408	$18,501	$17,595	$19,246
Service cost	551	-	382	-
Interest cost	778	738	740	842
Plan amendments	699	-	454	-
Actuarial (gains) losses	773	1,291	605	347
Benefits paid	(504)	(2,830)	(368)	(1,934)

Accumulated benefit obligation - end of year	21,705	17,700	19,408	18,501

Change in plan assets, at fair value:
Beginning plan assets	-	16,264	-	17,315
Actual return	-	874	-	883
Employer contribution	504	-	368	-
Benefits paid	(504)	(2,830)	(368)	(1,934)

Plan assets - end of year	-	14,308	-	16,264

Funded status - end of year (plan assets less benefit obligations)	$(21,705)	$(3,392)	$(19,408)	$(2,237)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (in thousands):

	2017		2016		2015
	Modified		Modified		Modified
	Retirement	Funded	Retirement	Funded	Retirement	Funded
	Plan	Plan	Plan	Plan	Plan	Plan
Service cost	$551	$-	$382	$-	$376	$-
Interest cost	778	738	740	842	628	292
Expected return on plan assets	-	(630)	-	(696)	-	(375)
Amortization of prior service cost	560	-	501	-	465	-
Amortization of net losses	238	-	167	-	271	-

Net periodic benefit cost	$2,127	$108	$1,790	$146	$1,740	$(83)

The estimated net loss and prior service costs for the Modified Retirement Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $241,000 and $666,000, respectively, as of December 31, 2017. For the Funded Plan, United does not expect to amortize any estimated net loss or prior service costs from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year. In 2018, United expects to make contributions to the Modified Retirement Plan of $707,000, but does not expect to make any contributions to the Funded Plan.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Pension and Employee Benefit Plans, continued

Defined Benefit Pension Plans, continued

The following table summarizes the estimated future benefit payments expected to be paid from the plans for the periods indicated (in thousands).

	Modified
	Retirement	Funded
	Plan	Plan
2018	$707	$1,070
2019	1,123	1,081
2020	1,207	1,067
2021	1,200	1,056
2022	1,192	1,043
2023-2026	6,062	5,075
	$11,491	$10,392

The following table summarizes the Funded Plan assets by major category as of the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

December 31, 2017	Level 1	Level 2	Level 3	Total
Money market fund	$-	$516	$-	$516
Mutual funds	526	-	-	526
Corporate stocks	1,346	-	-	1,346
Exchange traded funds	11,920	-	-	11,920
Total plan assets	$13,792	$516	$-	$14,308

December 31, 2016	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$645	$-	$-	$645
Mutual funds	874	-	-	874
Corporate stocks	1,184	193	-	1,377
Exchange traded funds	13,368	-	-	13,368
Total plan assets	$16,071	$193	$-	$16,264

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18)	Pension and Employee Benefit Plans, continued

Defined Benefit Pension Plans, continued

For fair value measurement, money market funds are valued at amortized cost, which approximates fair value. Mutual funds, corporate stocks, and exchange traded funds are valued at the closing price reported in the active market in which the instrument is traded. See Note 24 for more details regarding fair value measurements and the fair value hierarchy.

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

The table below presents the fair value of derivative financial instruments as of the dates indicated as well as their classification on the consolidated balance sheets (in thousands):

Derivatives designated as hedging instruments under ASC 815

		Fair Value
	Balance Sheet	December 31,
Interest Rate Products	Location	2017	2016

Fair value hedge of corporate bonds	Derivative assets	$336	$265
		$336	$265

Fair value hedge of brokered CD's	Derivative liabilities	$2,053	$1,980
		$2,053	$1,980

Derivatives not designated as hedging instruments under ASC 815

		Fair Value
	Balance Sheet	December 31,
Interest Rate Products	Location	2017	2016

Customer derivative positions	Derivative assets	$2,659	$5,266
Dealer offsets to customer derivative positions	Derivative assets	6,867	3,869
Mortgage banking - loan commitment	Derivative assets	1,150	1,552
Mortgage banking - forward sales commitment	Derivative assets	13	534
Bifurcated embedded derivatives	Derivative assets	11,057	10,225
Interest rate caps	Derivative assets	639	-
Offsetting positions for de-designated hedges	Derivative assets	-	1,977
		$22,385	$23,423

Customer derivative positions	Derivative liabilities	$7,032	$3,897
Dealer offsets to customer derivative positions	Derivative liabilities	1,551	5,328
Risk participations	Derivative liabilities	20	26
Mortgage banking - forward sales commitment	Derivative liabilities	49	96
Dealer offsets to bifurcated embedded derivatives	Derivative liabilities	14,279	14,341
De-designated hedges	Derivative liabilities	392	1,980
		$23,323	$25,668

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

In addition, United originates certain residential mortgage loans with the intention of selling these loans. Between the time United enters into an interest-rate lock commitment to originate a residential mortgage loan that is to be held for sale and the time the loan is funded and eventually sold, it is subject to the risk of variability in market prices. United also enters into forward sale agreements to mitigate risk and to protect the expected gain on the eventual loan sale. Most of this activity is on a matched basis, with a loan sale commitment hedging a specific loan. The commitments to originate residential mortgage loans and forward loan sales commitments are freestanding derivative instruments. The underlying loans are accounted for under the lower of cost or fair value method and are not reflected in the table above. Beginning late in the third quarter of 2016 for newly originated mortgage loans, United began to account for the underlying loans at fair value pursuant to the fair value option, and these loans are not reflected in the table above. Fair value adjustments on these derivative instruments are recorded within mortgage loan and other related fee income in the consolidated statements of income.

Cash Flow Hedges of Interest Rate Risk

United’s objectives in using interest rate derivatives are to add stability to net interest revenue and to manage its exposure to interest rate movements. To accomplish this objective, United primarily uses interest rate swaps as part of its interest rate risk management strategy. At December 31, 2017 and 2016, United did not have any active cash flow hedges but had dedesignated swaps previously designated as cash flow hedges. Changes in balance sheet composition and interest rate risk position made the hedges no longer necessary as protection against rising interest rates. The swaps have subsequently been cancelled but the loss remaining in other comprehensive income on de-designated swaps is being amortized into earnings over the original term of the swaps as the forecasted transactions that the swaps were originally designated to hedge are still expected to occur. United expects that $499,000 will be reclassified as an increase to deposit interest expense over the next twelve months related to these cash flow hedges.

The table below presents the effect of cash flow hedges on the consolidated statements of income (in thousands).

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)				Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	2017	2016	2015	Location	2017	2016	2015	Location	2017	2016	2015

				Interest revenue	$-	$(7)	$-
				Interest expense	(891)	(1,884)	(1,936)
Interest rate swaps	$-	$-	$(471)		$(891)	$(1,891)	$(1,936)	Interest expense	$-	$-	$(7)

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19)	Derivatives and Hedging Activities, continued

Fair Value Hedges of Interest Rate Risk, continued

At December 31, 2017, United had four interest rate swaps with an aggregate notional amount of $40.7 million that were designated as fair value hedges of interest rate risk and were pay-variable / receive-fixed, hedging the changes in the fair value of fixed rate brokered time deposits resulting from changes in interest rates. Also at December 31, 2017, United had one interest rate swap with a notional of $30 million that was designated as a pay-fixed / receive variable fair value hedge of changes in the fair value of a fixed rate corporate bond. At December 31, 2016, United had one interest rate swap with an aggregate notional amount of $12.8 million that was designated as a fair value hedge of interest rate risk and was pay-variable / receive-fixed, hedging the changes in the fair value of fixed rate brokered time deposits resulting from changes in interest rates. Also at December 31, 2016, United had one interest rate swap with a notional of $30 million that was designated as a pay-fixed / receive variable fair value hedge of changes in the fair value of a fixed rate corporate bond.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives. During the year ended December 31, 2017, 2016 and 2015, United recognized a net loss of $479,000, a net gain of $2.29 million and a net gain of $210,000, respectively, related to ineffectiveness in the fair value hedging relationships. United also recognized a net reduction of interest expense of $160,000, $1.61 million and $4.46 million for the years ended December 31, 2017, 2016 and 2015, respectively, related to fair value hedges of brokered time deposits, which includes net settlements on the derivatives. United recognized a reduction of interest revenue on securities of $302,000, $606,000 and $498,000 during 2017, 2016, and 2015, respectively, related to fair value hedges of corporate bonds.

The table below presents the effect of derivatives in fair value hedging relationships on the consolidated statements of income (in thousands).

	Location of Gain
	(Loss) Recognized	Amount of Gain (Loss) Recognized in			Amount of Gain (Loss) Recognized in
	in Income	Income on Derivative			Income on Hedged Item
	on Derivative	2017	2016	2015	2017	2016	2015

Fair value hedges of brokered CD's	Interest expense	$(657)	$1,972	$1,814	$371	$458	$(1,507)
Fair value hedges of corporate bonds	Interest revenue	72	234	31	(265)	(376)	(128)
		$(585)	$2,206	$1,845	$106	$82	$(1,635)

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

	Income Statement	Year Ended December 31,
	Location	2017	2016	2015

Customer derivatives and dealer offsets	Other fee revenue	$2,416	$3,744	$1,713
Bifurcated embedded derivatives and dealer offsets	Other fee revenue	429	297	43
Interest rate caps	Other fee revenue	252	-	-
De-designated hedges	Other fee revenue	(62)	-	-
Mortgage banking derivatives	Mortgage loan revenue	(676)	3,002	-
Risk participations	Other fee revenue	5	360	-
Total gains and losses		$2,364	$7,403	$1,756

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19)	Derivatives and Hedging Activities, continued

Credit-risk-related Contingent Features

United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. As of December 31, 2017, collateral totaling $17.2 million was pledged toward derivatives in a liability position.

United’s agreements with each of its derivative counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivatives counterparties also include provisions that if not met, could result in United being declared in default. United has agreements with certain of its derivative counterparties that contain a provision where if United fails to maintain its status as a well-capitalized institution or is subject to a prompt corrective action directive, the counterparty could terminate the derivative positions and United would be required to settle its obligations under the agreements. As a result of the Dodd-Frank Act, all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared to not have credit-risk-related features that require additional collateral if our credit rating were downgraded.

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

As of December 31, 2017, United and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time. To be categorized as well-capitalized at December 31, 2017, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at such time, as set forth in the table below and have met certain other requirements. Management believes that United and the Bank exceeded all well-capitalized requirements at December 31, 2017, and there have been no conditions or events since year-end that would change the status of well-capitalized.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20)	Regulatory Matters, continued

Regulatory capital ratios at December 31, 2017 and 2016, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under prompt corrective action provisions in effect at such times are presented below for United and the Bank (dollars in thousands):

			United Community Banks, Inc.
	Basel III Guidelines		(consolidated)		United Community Bank
		Well
	Minimum	Capitalized	2017	2016	2017	2016

Risk-based ratios:
Common equity tier 1 capital	4.5%	6.5%	11.98%	11.23%	12.93%	12.66%
Tier 1 capital	6.0	8.0	12.24	11.23	12.93	12.66
Total capital	8.0	10.0	13.06	12.04	13.63	13.48
Tier 1 leverage ratio	4.0	5.0	9.44	8.54	9.98	9.63
Common equity tier 1 capital			$1,053,983	$874,452	$1,135,728	$984,529
Tier 1 capital			1,076,465	874,452	1,135,728	984,529
Total capital			1,149,191	937,876	1,196,954	1,047,953

Risk-weighted assets			8,797,387	7,789,089	8,781,177	7,775,352
Average total assets			11,403,248	10,236,868	11,385,716	10,221,318

Cash, Dividend, Loan and Other Restrictions

At December 31, 2017 and 2016, the Bank did not have a required reserve balance at the Federal Reserve Bank of Atlanta.

Federal and state banking regulations place certain restrictions on dividends paid by the Bank to United. In addition, dividends paid to United require pre-approval of the Georgia Department of Banking and Finance and the FDIC while the Bank has an accumulated deficit (negative retained earnings). During 2017 and 2016, the Bank received regulatory approval to pay cash dividends to United of $103 million and $41.5 million, respectively.

The Federal Reserve Act requires that extensions of credit by the Bank to certain affiliates, including United, be secured by specific collateral, that the extension of credit to any one affiliate be limited to 10% of capital and surplus (as defined), and that extensions of credit to all such affiliates be limited to 20% of capital and surplus.

United and the Bank are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

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

(21)	Commitments and Contingencies

The following table summarizes, as of the dates indicated, the contract amount of off-balance sheet instruments (in thousands):

	2017	2016
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,910,777	$1,542,186
Letters of credit	28,075	26,862
Minimum Lease Payments	27,101	29,090

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(21)	Commitments and Contingencies, continued

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

United maintains an allowance for unfunded loan commitments which is included in the balance of other liabilities in the consolidated balance sheets. The allowance for unfunded loan commitments is determined as part of the quarterly analysis of the allowance for credit losses and is based on probable incurred losses in unfunded loan commitments that are expected to result in funded loans.

United’s wholly-owned bank subsidiary, United Community Bank (the “Bank”) holds minor investments in certain limited partnerships for CRA purposes. As of December 31, 2017, the Bank had a recorded investment of $4.27 million in these limited partnerships and had committed to fund an additional $5.30 million related to future capital calls that has not been reflected in the consolidated balance sheet.

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

On March 22, 2016, United announced that its Board of Directors had authorized a program to repurchase up to $50 million of United’s outstanding common stock through December 31, 2017. In November of 2017, the Board of Directors extended this program to December 31, 2018. Under the program, the shares may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program depends on a number of factors, including the market price of United’s common stock, general market and economic conditions, and applicable legal requirements. During 2017, United did not repurchase any shares under the program. During 2016, United repurchased 764,000 shares under the program. As of December 31, 2017, $36.3 million of outstanding common stock may be repurchased under the program.

United may issue preferred stock in one or more series, up to a maximum of 10,000,000 shares. Each series shall include the number of shares issued, preferences, special rights and limitations as determined by the Board of Directors.

As discussed in Note 3, on May 1, 2015, United completed its acquisition of Moneytree. Upon completion of the acquisition, each share of preferred stock issued by MoneyTree as part of the SBLF program of the Treasury (9,992 shares in the aggregate with a liquidation preference amount of $1,000 per share) was converted automatically into one substantially identical share of preferred tock of United with a liquidation preference amount of $1,000 per share, designated as United’s Non-Cumulative Perpetual Preferred Stock, Series H. The SBLF Preferred Shares had terms and conditions identical to those shares of preferred stock issued by MoneyTree to the Treasury.  The Series H preferred stock paid noncumulative dividends quarterly at a dividend rate of 1.00% per annum through March 15, 2016 and 9% per annum thereafter.  In the first quarter of 2016, United redeemed all of its outstanding Series H preferred stock. The preferred stock was redeemed at par and did not result in any gain or loss.

United had no preferred stock outstanding as of December 31, 2017 or 2016.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(23)	Equity Compensation and Related Plans

United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options, restricted stock and restricted stock unit awards provide for accelerated vesting if there is a change in control of United or certain other conditions are met (as defined in the plan document). As of December 31, 2017, 1.93 million additional awards could be granted under the plan. Through December 31, 2017, incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards, base salary stock grants and performance share awards had been granted under the plan.

Restricted stock and options outstanding and activity for the years ended December 31 consisted of the following:

	Restricted Stock			Options
		Weighted			Weighted	Weighted
		Average	Aggregate		Average	Average	Aggregate
		Grant Date	Intrinsic		Exercise	Remaining	Intrinsic
	Shares	Fair Value	Value (000's)	Shares	Price	Term (Yrs.)	Value (000's)
December 31, 2014	829,201	$14.76		313,555	$93.40
Granted	265,306	18.66		-	-
Vested	(305,902)	14.00		-	-
Expired	-	-		(45,866)	108.93
Cancelled	(75,938)	15.63		(26,196)	98.36
December 31, 2015	712,667	16.44		241,493	89.92
Granted	302,012	21.42		-	-
Vested	(261,729)	16.14		-	-
Expired	-	-		(52,853)	135.32
Cancelled	(61,980)	17.99		(115,975)	104.05
December 31, 2016	690,970	18.60		72,665	34.34
Granted	270,339	26.50		-	-
Vested	(284,662)	17.48	$7,782	-	-
Expired	-	-		(1,538)	147.60
Cancelled	(12,830)	19.91		(10,840)	75.08
December 31, 2017	663,817	22.40	18,680	60,287	24.12	3.06	$355
Vested / Exercisable
at December 31, 2017	-	-		57,787	24.44	2.90	326

The following is a summary of stock options outstanding at December 31, 2017:

Options Outstanding				Options Exercisable
		Weighted	Average		Weighted
Shares	Range	Average Price	Remaining Life	Shares	Average Price

10,000	$10.00 - 15.00	$11.20	3.58	10,000	$11.20
15,300	15.01 - 20.00	16.19	6.31	12,800	16.08
500	20.01 - 25.00	22.95	2.22	500	22.95
1,023	25.01 - 30.00	29.45	1.07	1,023	29.45
33,464	30.01 - 31.50	31.47	1.50	33,464	31.47
60,287	10.00 - 31.50	24.12	3.06	57,787	24.44

Compensation expense relating to options of $28,000, $30,000 and $35,000, respectively, was included in earnings for 2017, 2016 and 2015. The amount of compensation expense for all periods was determined based on the fair value of options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period. There were no options exercised during 2017, 2016 or 2015.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(23)	Equity Compensation and Related Plans, continued

Compensation expense for restricted stock is based on the fair value of restricted stock awards at the time of grant, which is equal to the value of United’s common stock on the date of grant. The value of restricted stock grants that are expected to vest is amortized into expense over the vesting period. Compensation expense recognized in the consolidated statements of income for employee restricted stock awards in 2017, 2016 and 2015 was $5.51 million, $4.29 million and $4.21 million, respectively. Of the expense recognized related to restricted stock unit awards during 2017, $696,000 related to the modification of existing awards resulting from an acceleration of vesting of unvested awards due to retirement, which was recognized in merger-related and other charges. The remaining expense of $4.82 million was recognized in compensation expense. In addition, in 2017, 2016, and 2015, $287,000, $177,000 and $153,000, respectively, was recognized in other operating expenses for restricted stock unit awards granted to members of United’s board of directors.

A deferred income tax benefit related to compensation expense for options and restricted stock of $2.27 million, $1.75 million and $1.71 million was included in the determination of income tax expense in 2017, 2016 and 2015, respectively. As of December 31, 2017, there was $11.3 million of unrecognized compensation cost related to nonvested stock options and restricted stock granted under the plan. The cost is expected to be recognized over a weighted-average period of 2.98 years.

United sponsors a Dividend Reinvestment and Stock Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from the Company. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. The DRIP had previously been suspended but was re-activated in 2014 when United restored its quarterly dividend. In 2017, 2016 and 2015, 4,404, 4,044 and 2,916 shares, respectively, were issued under the DRIP.

United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a discount (10%), with no commission charges. During 2017, 2016 and 2015 United issued 13,422, 16,456 shares and 14,213 shares, respectively, through the ESPP.

United offers its common stock as an investment option in its deferred compensation plan. The common stock component is accounted for as an equity instrument and is reflected in the consolidated balance sheets as common stock issuable. The deferred compensation plan does not allow for diversification once an election is made to invest in United stock and settlement must be accomplished in shares at the time the deferral period is completed. United also allows restricted stock grantees to defer all or a portion of their restricted stock in the deferred compensation plan upon vesting. At December 31, 2017 and 2016, United had 607,869 shares and 519,874 shares, respectively, of its common stock that was issuable under the deferred compensation plan.

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

Deferred Compensation Plan Assets and Liabilities

Included in other assets in the consolidated balance sheets are assets related to employee deferred compensation plans. The assets associated with these plans are invested in mutual funds and classified as Level 1. Deferred compensation liabilities, also classified as Level 1, are carried at the fair value of the obligation to the employee, which mirrors the fair value of the invested assets and is included in other liabilities in the consolidated balance sheets.

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

Although management has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2017, management had assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Derivatives classified as Level 3 included structured derivatives for which broker quotes, used as a key valuation input, were not observable consistent with a Level 2 disclosure. This resulted in the Bank transferring them to a Level 3 disclosure in 2014. The fair value of risk participations incorporates Level 3 inputs to evaluate the likelihood of customer default. The fair value of interest rate lock commitments, which is related to mortgage loan commitments, is categorized as Level 3 based on unobservable inputs for commitments that United does not expect to fund.

Servicing Rights for SBA/USDA Loans

United recognizes servicing rights upon the sale of Small Business Administration and United States Department of Agriculture (“SBA/USDA”)loans sold with servicing retained. This asset is recorded at fair value on recognition, and management has elected to carry this asset at fair value for subsequent reporting. Given the nature of the asset, the key valuation inputs are unobservable and management considers this asset as Level 3.

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

Notes to Consolidated Financial Statements

(24)	Assets and Liabilities Measured at Fair Value, continued

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents United’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

December 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasuries	$121,113	$-	$-	$121,113
U.S. Government agencies	-	26,372	-	26,372
State and political subdivisions	-	197,286	-	197,286
Mortgage-backed securities	-	1,727,211	-	1,727,211
Corporate bonds	-	305,453	900	306,353
Asset-backed securities	-	237,458	-	237,458
Other	-	57	-	57
Mortgage loans held for sale	-	26,252	-	26,252
Deferred compensation plan assets	5,716	-	-	5,716
Servicing rights for SBA/USDA loans	-	-	7,740	7,740
Residential mortgage servicing rights	-	-	8,262	8,262
Derivative financial instruments	-	10,514	12,207	22,721

Total assets	$126,829	$2,530,603	$29,109	$2,686,541

Liabilities:
Deferred compensation plan liability	$5,716	$-	$-	$5,716
Derivative financial instruments	-	8,632	16,744	25,376

Total liabilities	$5,716	$8,632	$16,744	$31,092

December 31, 2016	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale
U.S. Treasuries	$169,616	$-	$-	$169,616
U.S. Agencies	-	20,820	-	20,820
State and political subdivisions	-	74,177	-	74,177
Mortgage-backed securities	-	1,391,682	-	1,391,682
Corporate bonds	-	304,717	675	305,392
Asset-backed securities	-	469,569	-	469,569
Other	-	1,182	-	1,182
Mortgage loans held for sale	-	27,891	-	27,891
Deferred compensation plan assets	4,161	-	-	4,161
Servicing rights for SBA/USDA loans	-	-	5,752	5,752
Derivative financial instruments	-	11,911	11,777	23,688

Total assets	$173,777	$2,301,949	$18,204	$2,493,930

Liabilities:
Deferred compensation plan liability	$4,161	$-	$-	$4,161
Derivative financial instruments	-	11,301	16,347	27,648

Total liabilities	$4,161	$11,301	$16,347	$31,809

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(24)	Assets and Liabilities Measured at Fair Value, continued

Assets and Liabilities Measured at Fair Value on a Recurring Basis, continued

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands):

	Derivative Asset	Derivative Liability	Servicing rights for SBA/USDA loans	Residential mortgage servicing rights	Securities Available- for-Sale
December 31, 2014	$12,262	$18,979	$2,551	$-	$750
Business combinations	286	-	137	-	-
Additions	311	-	1,699	-	-
Sales and settlements	(409)	-	(353)	-	-
Amounts included in earnings - fair value adjustments	(3,032)	(3,185)	(322)	-	-
December 31, 2015	9,418	15,794	3,712	-	750
Additions	-	17	2,723	-	-
Sales and settlements	(509)	(1,001)	(393)	-	-
Other comprehensive income	-	-	-	-	(75)
Amounts included in earnings - fair value adjustments	2,868	1,537	(290)	-	-
December 31, 2016	11,777	16,347	5,752	-	675
Tranfer from amortization method to fair value	-	-	-	5,070	-
Business combinations	-	-	419	-	-
Additions	-	-	2,737	3,602	-
Sales and settlements	(1,744)	(2,423)	(621)	(328)	-
Other comprehensive income	-	-	-	-	225
Amounts included in earnings - fair value adjustments	2,174	2,820	(547)	(82)	-
December 31, 2017	$12,207	$16,744	$7,740	$8,262	$900

The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis at (in thousands):

	Fair Value				Weighted Average
	December 31,		Valuation		December 31,
Level 3 Assets	2017	2016	Technique	Unobservable Inputs	2017		2016

Servicing rights for SBA/USDA loans	$7,740	$5,752	Discounted cash flow	Discount rate Prepayment rate	12.5 8.31	% %	11.0 7.12	% %

Residential mortgage servicing rights	8,262	-	Discounted cash flow	Discount rate Prepayment rate	10 9.5	% %	N/A

Corporate bonds	900	675	Indicative bid provided by a broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	N/A		N/A

Derivative assets - mortgage	1,150	1,552	Internal model	Pull through rate	80%		80%

Derivative assets - other	11,057	10,225	Dealer priced	Dealer priced	N/A		N/A

Derivative liabilities - risk participations	20	26	Internal model	Probable exposure rate Probability of default rate	.37 1.80	% %	.35 1.80	% %

Derivative liabilities - other	16,724	16,321	Dealer priced	Dealer priced	N/A		N/A

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(24)	Assets and Liabilities Measured at Fair Value, continued

Fair Value Option

At December 31, 2017, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $26.3 million and $25.4 million, respectively. At December 31, 2016, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $27.9 million and $27.6 million, respectively. Interest income on these loans is calculated based on the note rate of the loan and is recorded in interest revenue. During 2017 and 2016, net gains resulting from changes in fair value of these loans of $505,000 and $322,000, respectively, were recorded in mortgage loan and other related fees. These changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These assets are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of all assets that were still held as of December 31, 2017 and 2016, for which a nonrecurring fair value adjustment was recorded during the periods presented (in thousands).

December 31, 2017	Level 1	Level 2	Level 3	Total
Loans	$-	$-	$6,905	$6,905

December 31, 2016
Loans	$-	$-	$7,179	$7,179

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

The carrying amount and fair values for other financial instruments that are not measured at fair value on a recurring basis in United’s consolidated balance sheets are as follows (in thousands):

	Carrying	Fair Value Level
December 31, 2017	Amount	Level 1	Level 2	Level 3	Total
Assets:
Securities held to maturity	$321,094	$-	$321,276	$-	$321,276
Loans, net	7,676,658	-	-	7,674,460	7,674,460
Loans held for sale	6,482	-	6,514	-	6,514

Liabilities:
Deposits	9,807,697	-	9,809,264	-	9,809,264
Federal Home Loan Bank advances	504,651	-	504,460	-	504,460
Long-term debt	120,545	-	-	123,844	123,844

December 31, 2016
Assets:
Securities held to maturity	$329,843	$-	$333,170	$-	$333,170
Loans, net	6,859,214	-	-	6,824,229	6,824,229
Loans held for sale	1,987	-	2,018	-	2,018
Residential mortgage servicing rights	4,372	-	-	5,175	5,175

Liabilities:
Deposits	8,637,558	-	8,635,811	-	8,635,811
Federal Home Loan Bank advances	709,209	-	709,174	-	709,174
Long-term debt	175,078	-	-	175,750	175,750

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(25)	Condensed Financial Statements of United Community Banks, Inc. (Parent Only)

Statements of Income

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands)

	2017	2016	2015

Dividends from bank	$103,200	$41,500	$77,500
Dividends from other subsidiaries	-	-	3,500
Shared service fees from subsidiaries	10,481	8,476	7,628
Other	1,078	685	123
Total income	114,759	50,661	88,751

Interest expense	10,258	11,209	10,385
Other expense	14,960	11,380	11,185
Total expenses	25,218	22,589	21,570

Income tax benefit	1,447	6,717	1,709
Income before equity in undistributed (loss) earnings of subsidiaries	90,988	34,789	68,890
Equity in undistributed (loss) earnings of subsidiaries	(23,167)	65,867	2,688
Net income	$67,821	$100,656	$71,578

Balance Sheets

As of December 31, 2017 and 2016

(in thousands)

Assets

	2017	2016

Cash	$26,054	$42,980
Investment in bank	1,390,490	1,201,868
Investment in other subsidiaries	4,744	3,731
Other assets	20,578	17,800
Total assets	$1,441,866	$1,266,379

Liabilities and Shareholders' Equity

Long-term debt	$120,545	$175,078
Other liabilities	17,987	15,566
Total liabilities	138,532	190,644
Shareholders' equity	1,303,334	1,075,735
Total liabilities and shareholders' equity	$1,441,866	$1,266,379

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(25)	Condensed Financial Statements of United Community Banks, Inc. (Parent Only), continued

Statements of Cash Flows

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands)

	2017	2016	2015

Operating activities:
Net income	$67,821	$100,656	$71,578
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed loss (earnings) of the subsidiaries	23,167	(65,867)	(2,688)
Depreciation, amortization and accretion	36	23	26
Loss on prepayment of debt	-	-	754
Stock-based compensation	5,827	4,496	4,403
Change in assets and liabilities:
Other assets	1,184	14,305	515
Other liabilities	(758)	(8,268)	1,087
Net cash provided by operating activities	97,277	45,345	75,675

Investing activities:
Payment for acquisition	(11,034)	(11,209)	(76,893)
Purchases of premises and equipment	(708)	-	(12)
Purchase of available for sale securities	-	(1,125)	-
Sales and paydowns of securities available for sale	-	-	250
Net cash used in investing activities	(11,742)	(12,334)	(76,655)

Financing activities:
Repayment of long-term debt	(75,000)	-	(48,521)
Proceeds from issuance of long-term debt	-	-	83,924
Cash paid for shares withheld to cover payroll taxes upon vesting of restricted stock	(1,701)	(1,189)	(1,483)
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	450	366	303
Retirement of preferred stock	-	(9,992)	-
Repurchase of common stock	-	(13,659)	-
Cash dividends on common stock	(26,210)	(15,849)	(14,822)
Cash dividends on Series H preferred stock	-	(46)	(50)

Net cash (used in) provided by financing activities	(102,461)	(40,369)	19,351

Net change in cash	(16,926)	(7,358)	18,371

Cash at beginning of year	42,980	50,338	31,967

Cash at end of year	$26,054	$42,980	$50,338

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(26)	Subsequent Events

Debt Issuance

On January 18, 2018, United issued $100 million of 4.5% Fixed to Floating Rate Subordinated notes due January 30, 2028 (the “Notes”). The Notes will initially bear interest at a rate of 4.500% per annum, payable semi-annually in arrears, with interest commencing on the issue date, to, but excluding, January 30, 2023, and, thereafter, payable quarterly in arrears at an annual floating rate equal to three-month LIBOR as determined for the applicable quarterly period, plus 2.120%. The notes are callable after five years and qualify as Tier 2 regulatory capital.

Dividends Declared

On February 7, 2018, United’s Board of Directors approved a regular quarterly cash dividend of $0.12 per common share. The dividend is payable April 5, 2018 to shareholders of record on March 15, 2018.

Acquisition of NLFC Holding Corp.

On February 1, 2018, United completed its previously announced acquisition of NLFC Holdings Corp. (“NLFC”) and its wholly-owned subsidiary, Navitas Credit Corp (“Navitas”). Navitas is a specialty lending company providing equipment finance credit services to small and medium-sized businesses nationwide. As of December 31, 2017, NLFC had total assets of $410 million and loans of $377 million.

Under the terms of the merger agreement, NLFC shareholders received $130 million in total consideration, $84.5 million of which was paid in cash and $45.7 million was paid in United common stock. United issued 1.44 million shares pursuant to the acquisition.

The acquisition will be accounted for as a business combination, subject to the provisions of ASC 805-10-50, Business Combinations. Due to the timing of the acquisition, management is currently in the process of completing the purchase accounting and has not made all of the remaining disclosures required by ASC 805-10-50, such as the fair value of assets acquired and supplemental pro forma information, which will be disclosed in subsequent filings.

In January 2018, after announcement of its intention to acquire Navitas but prior to the completion of the acquisition, United purchased $19.9 million in loans from Navitas in a transaction separate from the business combination.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

United did not have any change in or disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

ITEM 9A.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

No changes were made to United’s internal control over financial reporting during the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, United’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2017 is included in Item 8 of this report under the heading “Management’s Report on Internal Control Over Financial Reporting.”

ITEM 9B.        OTHER INFORMATION.

There were no items required to be reported on Form 8-K during the fourth quarter of 2017 that were not reported on Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information contained under the headings “Information Regarding Nominees and Other Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2018 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of United is included in Item 1 of this report.

ITEM 11.	EXECUTIVE COMPENSATION.

The information contained under the heading “Compensation of Executive Officers and Directors” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2018 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained under the heading “Principal and Management Shareholders” and the “Equity Compensation Plan Information” table in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2018 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference. For purposes of determining the aggregate market value of United’s voting stock held by nonaffiliates, shares held by all directors and executive officers of United have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “Affiliates” of United as defined by the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information contained under the heading “Corporate Governance – Certain Relationships and Related Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2018 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information contained under the heading “Other Matters – Independent Registered Public Accountants” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2018 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements.

The following consolidated financial statements are located in Item 8 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Income - Years ended December 31, 2017, 2016, and 2015
Consolidated Balance Sheets - December 31, 2017 and 2016
Consolidated Statements of Changes in Shareholders’ Equity - Years ended December 31, 2017, 2016, and 2015
Consolidated Statements of Cash Flows - Years ended December 31, 2017, 2016, and 2015
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

Schedules to the consolidated financial statements are omitted, as the required information is not applicable.

3.	Exhibits.

The following exhibits are required to be filed with this report by Item 601 of Regulation S-K:

Exhibit No.	Exhibit

2.1	Agreement and Plan of Merger, dated April 22, 2015, by and between Palmetto Bancshares, Inc. and United Community Banks, Inc. (incorporated herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on April 22, 2015).

2.2	Agreement and Plan of Merger, dated January 27, 2015, by and between United Community Banks, Inc. and MoneyTree Corporation (incorporated herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on January 28, 2015).

2.3	Agreement and Plan of Merger, dated April 4, 2016, by and between United Community Banks, Inc. and Tidelands Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on April 4, 2016)

2.4	Amendment to the Agreement and Plan of Merger, dated April 27, 2016, by and between United Community Banks, Inc. and Tidelands Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on August 8, 2016

2.5	Agreement and Plan of Merger, dated April 19, 2017, by and between United Community Banks, Inc. and HCSB Financial Corporation (incorporated herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-26995, filed with the SEC on April 21, 2017).

2.6	Agreement and Plan of Merger, dated June 26, 2017, by and between United Community Banks, Inc. and Four Oaks Fincorp, Inc. (incorporated by reference herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-22787, filed with the SEC on June 27, 2017).

2.7	Agreement and Plan of Merger, dated January 8, 2018, by and between United Community Banks, Inc., United Community Bank, Symph Acquisition Corp., NLFC Holdings Corp. and Shareholder Representative Services LLC (incorporated by reference herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on January 9, 2018).

3.1	Restated Articles of Incorporation of United Community Banks, Inc., as amended (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed with the SEC on August 8, 2016).

3.2	Amended and Restated Bylaws of United Community Banks, Inc., as amended (incorporated herein by reference to Exhibit 3.2 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 11, 2015).

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

4.5	Indenture, dated January 18, 2018, by and between United and The Bank of New York Mellon, N.A., Trustee (incorporated herein by reference to Exhibit 4.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on January 23, 2018).

4.6	First Supplemental Indenture to the Indenture, dated January 18, 2018, by and between United and The Bank of New York Mellon, N.A., Trustee (incorporated herein by reference to Exhibit 4.2 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on January 23, 2018).

4.7	Form of Indenture for Senior Indebtedness (incorporated herein by reference to Exhibit 4.2 to United Community Banks, Inc.’s Form S-3, File No. 333-203548, filed with the SEC on April 21, 2015).
4.8	Form of Indenture for Subordinated Indebtedness (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Form S-3, File No. 333-203548, filed with the SEC on April 21, 2015).
10.1	United Community Banks, Inc.’s Profit Sharing Plan, amended and restated as of January 1, 2001 (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-86876, filed with the SEC on April 24, 2002).*

10.2	Amendment No. 1 to United Community Banks, Inc.’s Profit Sharing Plan, dated as of March 15, 2002 (incorporated herein by reference to Exhibit 4.4 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-86876, filed with the SEC on April 24, 2002).*

10.3	Split-Dollar Agreement between United Community Banks, Inc. and Jimmy C. Tallent dated June 1, 1994 (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-21656).*

10.4

United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on May 1, 2007).*

10.5	Amendment No. 1 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan dated April 13, 2007 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on April 13, 2007).*

10.6	Form of Amended and Restated Change of Control Severance Agreement by and between United Community Banks, Inc. and Jimmy C. Tallent and H. Lynn Harton (incorporated herein by reference to Exhibit 10.8 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-21656, filed with the SEC on February 27, 2009).*

10.7	Form of Change in Control Severance Agreement by and between United Community Banks, Inc. and Jefferson L. Harrelson, Bill Gilbert, and Rob Edwards (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, File No. 35095, filed with the SEC on May 5, 2017).*

10.8	United Community Banks, Inc.’s Amended and Restated Modified Retirement Plan, effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.10 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-21656, filed with the SEC on February 27, 2009).*

10.9	United Community Banks, Inc.’s Amended and Restated Deferred Compensation Plan, effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-21656, filed with the SEC on February 27, 2009).*

10.10	United Community Banks, Inc. Amended and Restated Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to Exhibit 4 to United Community Banks, Inc.’s Registration Statement on Form S-3D, File No. 333-197026, filed with the SEC on June 25, 2014).*

10.11	United Community Banks, Inc. Employee Stock Purchase Plan, effective as of December 20, 2005 (incorporated herein by reference to Exhibit 4 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-130489, filed with the SEC on December 20, 2005).*

10.12	United Community Banks, Inc.’s Management Incentive Plan, effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.5 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on May 1, 2007).*

10.13	Amendment No. 2 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan dated March 20, 2012 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on May 24, 2012).*

10.14	Amendment No. 3 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan dated March 20, 2012 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on May 24, 2012).*

10.15	Employment Agreement, dated as of September 14, 2012, between United Community Bank and H. Lynn Harton (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on September 19, 2012).*

10.16	Credit Agreement, dated as of January 7, 2014, between United Community Banks, Inc. and Synovus Bank, as amended (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, File No. 001-35095, filed with the SEC on August 4, 2017).

10.17	Form of Incentive Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.15 to United Community Banks, Inc.’s Form 10-K for the year ended December 31, 2014, File No. 001-35095, filed with the SEC on February 27, 2015).*

10.18	Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.16 to United Community Banks, Inc.’s Form 10-K for the year ended December 31, 2014, File No. 001-35095, filed with the SEC on February 27, 2015).*

10.19	Form of Restricted Stock Unit Award Agreement for Directors (incorporated herein by reference to Exhibit 10.19 to United Community Banks, Inc.’s Form 10-K for the year ended December 31, 2016, File No. 001-35095, filed with the SEC on February 27, 2017).*

10.20	Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.20 to United Community Banks, Inc.’s Form 10-K for the year ended December 31, 2016, File No. 001-35095, filed with the SEC on February 27, 2017).*

10.21	Form of Restricted Stock Unit Award for Key Employees (incorporated herein by reference to Exhibit 10.21 to United Community Banks, Inc.’s Form 10-K for the year ended December 31, 2016, File No. 001-35095, filed with the SEC on February 27, 2017).*

10.22	Amendment No. 4 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan dated March 18, 2016 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on June 23, 2016).*

14	Code of Ethical Conduct (incorporated herein by reference to Exhibit 14 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-21656, filed with the SEC on March 8, 2004).

21	Subsidiaries of United Community Banks, Inc.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney of certain officers and directors of United (included on Signature Page)

31.1	Certification by Jimmy C. Tallent, Chairman and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Jefferson L. Harrelson, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Report Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.
**	Indicates furnished herewith.

ITEM 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, United has duly caused this annual report on Form 10-K, to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Blairsville, State of Georgia, on the 27th day of February, 2018.

UNITED COMMUNITY BANKS, INC.

(Registrant)

/s/ Jimmy C. Tallent	/s/ Jefferson L. Harralson
Jimmy C. Tallent	Jefferson L. Harralson
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Alan H. Kumler
Alan H. Kumler
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES

Know all men by these presents, that each person whose signature appears below constitutes and appoints Jimmy C. Tallent and Thomas A. Richlovsky, or either of them, as attorney-in-fact, with each having the power of substitution, for him in any and all capacities, to sign any amendments to this annual report on Form 10-K and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of United and in the capacities set forth and on the 27th day of February, 2018.

/s/ Jimmy C. Tallent	/s/ L. Cathy Cox
Jimmy C. Tallent	L. Cathy Cox
Chairman and Chief Executive Officer	Director
(Principal Executive Officer)

/s/ Jefferson L. Harralson	/s/ Kenneth L. Daniels
Jefferson L. Harralson	Kenneth L. Daniels
Executive Vice President and Chief Financial Officer	Director
(Principal Financial Officer)

/s/ Alan H. Kumler	/s/ W.C. Nelson, Jr.
Alan H. Kumler	W.C. Nelson, Jr.
Senior Vice President, Chief Accounting Officer	Director
(Principal Accounting Officer)

/s/ H. Lynn Harton	/s/ David C. Shaver
H. Lynn Harton	David C. Shaver
President, Chief Operating Officer and Director	Director

/s/ Thomas A. Richlovsky	/s/ Tim Wallis
Thomas A. Richlovsky	Tim Wallis
Lead Independent Director	Director

/s/ Robert Blalock	/s/ David H. Wilkins
Robert Blalock	David H. Wilkins
Director	Director

EXHIBIT INDEX

Exhibit No.	Description

21	Subsidiaries of United.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney of certain officers and directors of United (included on Signature Page).

31.1	Certification by Jimmy C. Tallent, Chairman and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Jefferson L. Harralson, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

