Form 10-Q
period 2018-03-31
UNITED COMMUNITY BANKS INC
filed 2018-05-08
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

YES ☐ NO ☒

Common stock, par value $1 per share 79,125,271 shares outstanding as of April 30, 2018.

Part I – Financial Information

UNITED COMMUNITY BANKS, INC.

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2018	2017

Interest revenue:
Loans, including fees	$96,469	$72,727
Investment securities, including tax exempt of $972 and $279	18,295	17,712
Deposits in banks and short-term investments	526	519
Total interest revenue	115,290	90,958

Interest expense:
Deposits:
NOW	1,113	597
Money market	2,175	1,426
Savings	49	27
Time	2,956	1,008
Total deposit interest expense	6,293	3,058
Short-term borrowings	300	40
Federal Home Loan Bank advances	2,124	1,430
Long-term debt	3,288	2,876
Total interest expense	12,005	7,404
Net interest revenue	103,285	83,554
Provision for credit losses	3,800	800
Net interest revenue after provision for credit losses	99,485	82,754

Fee revenue:
Service charges and fees	8,925	10,604
Mortgage loan and other related fees	5,359	4,424
Brokerage fees	872	1,410
Gains from sales of SBA/USDA loans	1,778	1,959
Securities losses, net	(940)	(2)
Other	6,402	3,679
Total fee revenue	22,396	22,074
Total revenue	121,881	104,828

Operating expenses:
Salaries and employee benefits	42,875	36,691
Communications and equipment	4,632	4,918
Occupancy	5,613	4,949
Advertising and public relations	1,515	1,061
Postage, printing and supplies	1,637	1,370
Professional fees	4,044	3,044
FDIC assessments and other regulatory charges	2,476	1,283
Amortization of intangibles	1,898	973
Merger-related and other charges	2,054	2,054
Other	6,731	6,483
Total operating expenses	73,475	62,826
Net income before income taxes	48,406	42,002
Income tax expense	10,748	18,478
Net income	$37,658	$23,524

Net income available to common shareholders	$37,381	$23,524

Earnings per common share:
Basic	$.47	$.33
Diluted	.47	.33
Weighted average common shares outstanding:
Basic	79,205	71,700
Diluted	79,215	71,708

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2018			2017
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount

Net income	$48,406	$(10,748)	$37,658	$42,002	$(18,478)	$23,524
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during period	(29,265)	7,155	(22,110)	6,508	(2,464)	4,044
Reclassification adjustment for losses included in net income	940	(221)	719	2	(1)	1
Net unrealized gains (losses)	(28,325)	6,934	(21,391)	6,510	(2,465)	4,045
Amortization of losses included in net income on available-for-sale securities transferred to held-to- maturity	222	(54)	168	310	(116)	194
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	147	(38)	109	413	(161)	252
Reclassification of disproportionate tax effect related to terminated cash flow hedges	-	-	-	-	3,400	3,400
Net cash flow hedge activity	147	(38)	109	413	3,239	3,652
Net actuarial loss on defined benefit pension plan	(5)	1	(4)	(800)	312	(488)
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	227	(58)	169	200	(79)	121
Net defined benefit pension plan activity	222	(57)	165	(600)	233	(367)

Total other comprehensive income (loss)	(27,734)	6,785	(20,949)	6,633	891	7,524

Comprehensive income	$20,672	$(3,963)	$16,709	$48,635	$(17,587)	$31,048

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(in thousands, except share and per share data)	2018	2017

ASSETS
Cash and due from banks	$136,201	$129,108
Interest-bearing deposits in banks	216,052	185,167
Cash and cash equivalents	352,253	314,275
Securities available for sale	2,419,049	2,615,850
Securities held to maturity (fair value $308,007 and $321,276)	312,080	321,094
Loans held for sale (includes $26,493 and $26,252 at fair value)	26,493	32,734
Loans and leases, net of unearned income	8,184,249	7,735,572
Less allowance for loan and lease losses	(61,085)	(58,914)
Loans and leases, net	8,123,164	7,676,658
Premises and equipment, net	208,243	208,852
Bank owned life insurance	189,759	188,970
Accrued interest receivable	31,349	32,459
Net deferred tax asset	86,520	88,049
Derivative financial instruments	27,202	22,721
Goodwill and other intangible assets	328,328	244,397
Other assets	159,815	169,401
Total assets	$12,264,255	$11,915,460
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand	$3,226,111	$3,087,797
NOW	2,106,145	2,131,939
Money market	2,052,486	2,016,748
Savings	677,020	651,742
Time	1,520,931	1,548,460
Brokered	410,747	371,011
Total deposits	9,993,440	9,807,697
Short-term borrowings	-	50,000
Federal Home Loan Bank advances	434,574	504,651
Long-term debt	325,955	120,545
Derivative financial instruments	33,236	25,376
Accrued expenses and other liabilities	120,295	103,857
Total liabilities	10,907,500	10,612,126
Shareholders' equity:
Common stock, $1 par value; 150,000,000 shares authorized; 79,122,620 and 77,579,561 shares issued and outstanding	79,123	77,580
Common stock issuable; 612,831 and 607,869 shares	9,392	9,083
Capital surplus	1,496,307	1,451,814
Accumulated deficit	(181,877)	(209,902)
Accumulated other comprehensive loss	(46,190)	(25,241)
Total shareholders' equity	1,356,755	1,303,334
Total liabilities and shareholders' equity	$12,264,255	$11,915,460

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Statement of Changes in Shareholders' Equity (Unaudited)

For the Three Months Ended March 31,

					Accumulated
		Common			Other
(in thousands, except share and	Common	Stock	Capital	Accumulated	Comprehensive
per share data)	Stock	Issuable	Surplus	Deficit	Loss	Total

Balance, December 31, 2016	$70,899	$7,327	$1,275,849	$(251,857)	$(26,483)	$1,075,735
Net income				23,524		23,524
Other comprehensive income					7,524	7,524
Common stock issued to dividend reinvestment plan and employee benefit plans (4,239 shares)	4		106			110
Amortization of stock option and restricted stock awards			1,321			1,321
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (37,121 shares issued, 58,553 shares deferred)	38	883	(1,551)			(630)
Deferred compensation plan, net, including dividend equivalents		117				117
Shares issued from deferred compensation plan, net of shares surrendered to cover payroll taxes (32,279 shares)	32	(368)	229			(107)
Common stock dividends ($.09 per share)				(6,488)		(6,488)
Cumulative effect of change in accounting principle				437		437
Balance, March 31, 2017	$70,973	$7,959	$1,275,954	$(234,384)	$(18,959)	$1,101,543

Balance, December 31, 2017	$77,580	$9,083	$1,451,814	$(209,902)	$(25,241)	$1,303,334
Net income				37,658		37,658
Other comprehensive income					(20,949)	(20,949)
Common stock issued to dividend reinvestment plan and employee benefit plans (5,204 shares)	5		139			144
Common stock issued for acquisition (1,443,987 shares)	1,444		44,302			45,746
Amortization of stock option and restricted stock awards			1,148			1,148
Vesting of restricted stock and exercise of stock options, net of shares surrendered to cover payroll taxes (48,310 shares issued, 46,074 shares deferred)	48	850	(1,725)			(827)
Deferred compensation plan, net, including dividend equivalents		143				143
Shares issued from deferred compensation plan, net of shares surrendered to cover payroll taxes (45,558 shares)	46	(684)	629			(9)
Common stock dividends ($.12 per share)				(9,633)		(9,633)
Balance, March 31, 2018	$79,123	$9,392	$1,496,307	$(181,877)	$(46,190)	$1,356,755

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Operating activities:
Net income	$37,658	$23,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	10,487	6,394
Provision for credit losses	3,800	800
Stock based compensation	1,148	1,321
Deferred income tax expense	10,225	19,059
Securities losses, net	940	2
Gains from sales of SBA/USDA loans	(1,778)	(1,959)
Net losses and write downs on sales of other real estate owned	188	373
Changes in assets and liabilities:
Other assets and accrued interest receivable	(385)	4,784
Accrued expenses and other liabilities	1,371	(5,115)
Loans held for sale	8,833	13,387
Net cash provided by operating activities	72,487	62,570

Investing activities:
Investment securities held to maturity:
Proceeds from maturities and calls of securities held to maturity	13,832	13,351
Purchases of securities held to maturity	(4,781)	(13,433)
Investment securities available for sale:
Proceeds from sales of securities available for sale	113,961	24,197
Proceeds from maturities and calls of securities available for sale	85,331	137,312
Purchases of securities available for sale	(30,161)	(147,614)
Net increase in loans	(79,404)	(15,873)
Purchase of bank owned life insurance	-	(10,000)
Proceeds from sales of premises and equipment	195	5
Purchases of premises and equipment	(6,107)	(3,404)
Net cash paid for acquisition	(56,800)	-
Proceeds from sale of other real estate	957	3,077
Net cash provided by (used in) investing activities	37,023	(12,382)

Financing activities:
Net change in deposits	186,089	114,828
Net change in short-term borrowings	(264,923)	(5,000)
Repayments of long-term debt	(12,309)	-
Proceeds from FHLB advances	760,000	1,510,000
Repayments of FHLB advances	(830,000)	(1,650,000)
Proceeds from issuance of subordinated debt, net of issuance costs	98,188	-
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	144	110
Cash paid for shares withheld to cover payroll taxes upon vesting of restricted stock	(836)	(737)
Cash dividends on common stock	(7,885)	(5,764)
Net cash used in financing activities	(71,532)	(36,563)

Net change in cash and cash equivalents, including restricted cash	37,978	13,625

Cash and cash equivalents, including restricted cash, at beginning of period	314,275	217,348

Cash and cash equivalents, including restricted cash, at end of period	$352,253	$230,973

Supplemental disclosures of cash flow information:
Interest paid	$13,069	$8,089
Income taxes paid	811	680
Significant non-cash investing and financing transactions:
Unsettled security purchases	4,790	14,000
Unsettled government guaranteed loan purchases	-	14,674
Unsettled government guaranteed loan sales	14,240	16,115
Transfers of loans to foreclosed properties	625	561
Acquisitions:
Assets acquired	480,679	-
Liabilities assumed	350,433	-
Net assets acquired	130,246	-
Common stock issued in acquisitions	45,746	-

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 – Accounting Policies

The accounting and financial reporting policies of United Community Banks, Inc. (“United”) and its subsidiaries conform to accounting principles generally accepted in the United States (“GAAP”) and reporting guidelines of banking regulatory authorities and regulators. The accompanying interim consolidated financial statements have not been audited. All material intercompany balances and transactions have been eliminated. In addition to those items mentioned below, a more detailed description of United’s accounting policies is included in its Annual Report on Form 10-K for the year ended December 31, 2017.

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

Cash and Cash Equivalents

Restricted Cash

The terms of securitizations acquired with NLFC Holdings Corp. (“NLFC”) require various restricted cash accounts. These cash accounts were funded from either a portion of the proceeds from the issuance of notes or from the collections on leases and loans that were conveyed in the securitization. These restricted cash accounts provide additional collateral to the note holders under specific provisions of the securitizations which govern when funds in these accounts may be released as well as conditions under which collections on contracts transferred to the securitizations may be used to fund deposits into the restricted cash accounts. At March 31, 2018, these restricted cash accounts totaled $11.8 million and were included in interest-bearing deposits in banks on the consolidated balance sheet.

Loans and Leases

Equipment Financing Lease Receivables

Equipment financing lease receivables are recorded as the sum of the future minimum lease payments, initial deferred costs and estimated or contractual residual values less unearned income. The determination of residual value is derived from a variety of sources including equipment valuation services, appraisals, and publicly available market data on recent sales transactions on similar equipment. The length of time until contract termination, the cyclical nature of equipment values and the limited marketplace for re-sale of certain leased assets are important variables considered in making this determination. Interest income is recognized as earned using the effective interest method. Direct fees and costs associated with the origination of leases are deferred and included as a component of equipment financing receivables. Net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the lease using the effective interest method.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. Application of this update will primarily be on a modified retrospective approach, although the guidance for debt securities for which an other-than-temporary impairment has been recognized before the effective date and for loans previously covered by ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality will be applied on a prospective basis. For public entities, this update is effective for fiscal years beginning after December 15, 2019. Upon adoption, United expects that the allowance for credit losses will be higher given the change to estimated losses for the estimated life of the financial asset, however management is still in the process of determining the magnitude of the increase. Management has formed a steering committee and has completed a gap assessment that will become the basis for a full project plan. United expects to run parallel for the four quarters leading up to the effective date to ensure it is prepared for implementation by the effective date.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Recently Adopted Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers.  This ASU provides guidance on the recognition of revenue from contracts with customers.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  This guidance was effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and was applied retrospectively either to each prior reporting period or with a cumulative effect recognized at the date of initial application. Because the guidance does not apply to revenue associated with financial instruments, including loans and securities, and revenue sources within scope were not materially affected, the new revenue recognition guidance did not have a material impact on the consolidated financial statements. United used the modified retrospective approach to adopting this guidance.

In January 2016, the FASB issued ASU 2016-1, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities. The guidance in this update requires that equity investments (except those accounted for under the equity method of accounting) be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The guidance also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. In addition, the guidance addresses various disclosure and presentation issues related to financial instruments. For public entities, this update was effective for fiscal years beginning after December 15, 2017 with early application permitted. The adoption of this update did not have a material impact on the consolidated financial statements. There was no opening balance sheet adjustment as a result of the adoption and the remainder of the standard was applied prospectively.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). This ASU requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This guidance was effective for public entities for fiscal years beginning after December 15, 2017, including interim periods within that reporting period, and was applied retrospectively to each period presented. The adoption of this update did not have a material impact on the consolidated financial statements. There was no adjustment to prior periods as a result of the adoption.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This ASU requires that an employer disaggregate the service cost component from the other components of net benefit cost. The amendments also provide explicit guidance on how to present the service cost component and the other components of net benefit cost and allow only the service cost component to be eligible for capitalization. For public entities, this update was effective for fiscal years beginning after December 15, 2017, with retrospective presentation of the service cost and other components and prospective application for any capitalization of service cost. The adoption of this update did not have a material impact on the consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 3 – Acquisitions

Acquisition of NLFC Holdings Corp.

On February 1, 2018, United completed the acquisition of NLFC and its wholly-owned subsidiary, Navitas Credit Corp (“Navitas”). Navitas is a specialty lending company providing equipment finance credit services to small and medium-sized businesses nationwide. In connection with the acquisition, United acquired $394 million of assets and assumed $350 million of liabilities. Under the terms of the merger agreement, NLFC shareholders received $130 million in total consideration, $84.5 million of which was paid in cash and $45.7 million was paid in United common stock. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $87.0 million, representing the intangible value of NLFC’s business and reputation within the markets it served. None of the goodwill recognized is expected to be deductible for income tax purposes.

United’s operating results for the period ended March 31, 2018 include the operating results of the acquired assets and assumed liabilities for the period subsequent to the acquisition date of February 1, 2018.

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below (in thousands).

	As Recorded by NLFC	Fair Value Adjustments (1)	As Recorded by United

Assets
Cash and cash equivalents	$27,700	$-	$27,700
Loans and leases, net	365,533	(6,655)	358,878
Premises and equipment, net	628	(304)	324
Net deferred tax asset	-	2,737	2,737
Other assets	5,117	(1,066)	4,051
Total assets acquired	$398,978	$(5,288)	$393,690
Liabilities
Short-term borrowings	$214,923	$-	$214,923
Long-term debt	119,402	-	119,402
Other liabilities	17,059	(951)	16,108
Total liabilities assumed	351,384	(951)	350,433
Excess of assets acquired over liabilities assumed	$47,594
Aggregate fair value adjustments		$(4,337)
Total identifiable net assets			$43,257
Consideration transferred
Cash			84,500
Common stock issued (1,443,987 shares)			45,746
Total fair value of consideration transferred			130,246
Goodwill			$86,989

(1) Fair values are preliminary and are subject to refinement for a period not to exceed one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents additional information related to the acquired loan and lease portfolio at the acquisition date (in thousands):

February 1, 2018
Accounted for pursuant to ASC 310-30:
Contractually required principal and interest	$22,164
Non-accretable difference	4,418
Cash flows expected to be collected	17,746
Accretable yield	1,830
Fair value	$15,916

Excluded from ASC 310-30:
Fair value	$342,962
Gross contractual amounts receivable	391,998
Estimate of contractual cash flows not expected to be collected	9,171

In January 2018, after announcement of its intention to acquire NLFC but prior to the completion of the acquisition, United purchased $19.9 million in loans from NLFC in a transaction separate from the business combination.

Pro forma information

The following table discloses the impact of the merger with NLFC since the acquisition date through March 31, 2018. The table also presents certain pro forma information as if NLFC had been acquired on January 1, 2017. These results combine the historical results of the acquired entity with United’s consolidated statement of income and, while adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition taken place in earlier years.

Merger-related costs from the NLFC acquisition of $4.71 million have been excluded from the three months 2018 pro forma information presented below and included in the three months 2017 pro forma information below. The actual results and pro forma information were as follows (in thousands):

	Three Months Ended March 31,
	Revenue	Net Income
2018
Actual NLFC results included in statement of income since acquisition date	$3,613	$810
Supplemental consolidated pro forma as if NLFC had been acquired January 1, 2017	124,831	39,065

2017
Supplemental consolidated pro forma as if NLFC had been acquired January 1, 2017	$108,506	$20,880

Acquisition of Four Oaks Fincorp, Inc.

On November 1, 2017, United completed the acquisition of Four Oaks FinCorp, Inc. (“FOFN”) and its wholly-owned bank subsidiary, Four Oaks Bank & Trust Company. Information related to the fair value of assets and liabilities acquired from FOFN is included in United’s Annual Report on Form 10-K for the year ended December 31, 2017. During first quarter 2018, within the one-year measurement period, United received additional information regarding the acquisition date fair values of loans held for sale and servicing assets. As a result, the provisional values assigned to the acquired loans held for sale and servicing assets have been adjusted to $10.7 million and $65,000, respectively, which represent an increase of $2.59 million and a decrease of $354,000, respectively, from amounts previously disclosed. The tax effect of these adjustments was reflected as a decrease to the deferred tax asset of $1.08 million, with the net amount of $1.16 million reflected as a decrease to goodwill.

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

	Gross Amounts of	Gross Amounts Offset on		Gross Amounts not Offset in the Balance Sheet
March 31, 2018	Recognized Assets	the Balance Sheet	Net Asset Balance	Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$50,000	$(50,000)	$-	$-	$-	$-
Derivatives	27,202	-	27,202	(4,065)	(12,069)	11,068
Total	$77,202	$(50,000)	$27,202	$(4,065)	$(12,069)	$11,068

Weighted average interest rate of reverse repurchase agreements	2.25%

	Gross Amounts of	Gross Amounts Offset on	Net	Gross Amounts not Offset in the Balance Sheet
	Recognized Liabilities	the Balance Sheet	Liability Balance	Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$50,000	$(50,000)	$-	$-	$-	$-
Derivatives	33,236	-	33,236	(4,065)	(18,461)	10,710
Total	$83,236	$(50,000)	$33,236	$(4,065)	$(18,461)	$10,710

Weighted average interest rate of repurchase agreements	1.50%

	Gross Amounts of	Gross Amounts Offset on		Gross Amounts not Offset in the Balance Sheet
December 31, 2017	Recognized Assets	the Balance Sheet	Net Asset Balance	Financial Instruments	Collateral Received	Net Amount

Repurchase agreements / reverse repurchase agreements	$100,000	$(100,000)	$-	$-	$-	$-
Derivatives	22,721	-	22,721	(1,490)	(6,369)	14,862
Total	$122,721	$(100,000)	$22,721	$(1,490)	$(6,369)	$14,862

Weighted average interest rate of reverse repurchase agreements	1.95%

	Gross Amounts of	Gross Amounts Offset on	Net	Gross Amounts not Offset in the Balance Sheet
	Recognized Liabilities	the Balance Sheet	Liability Balance	Financial Instruments	Collateral Pledged	Net Amount

Repurchase agreements / reverse repurchase agreements	$100,000	$(100,000)	$-	$-	$-	$-
Derivatives	25,376	-	25,376	(1,490)	(17,190)	6,696
Total	$125,376	$(100,000)	$25,376	$(1,490)	$(17,190)	$6,696

Weighted average interest rate of repurchase agreements	1.20%

At March 31, 2018, United recognized the right to reclaim cash collateral of $18.5 million and the obligation to return cash collateral of $12.1 million. At December 31, 2017, United recognized the right to reclaim cash collateral of $17.2 million and the obligation to return cash collateral of $6.37 million. The right to reclaim cash collateral and the obligation to return cash collateral were included in the consolidated balance sheets in other assets and other liabilities, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents additional detail regarding repurchase agreements accounted for as secured borrowings and the securities underlying these agreements as of the dates indicated (in thousands).

	Remaining Contractual Maturity of the Agreements
	Overnight and
As of March 31, 2018	Continuous	Up to 30 Days	30 to 90 Days	91 to 110 days	Total

Mortgage-backed securities	$-	$-	$-	$50,000	$50,000

Total	$-	$-	$-	$50,000	$50,000

Gross amount of recognized liabilities for repurchase agreements in offsetting disclosure					$50,000
Amounts related to agreements not included in offsetting disclosure					$-

	Remaining Contractual Maturity of the Agreements
	Overnight and
As of December 31, 2017	Continuous	Up to 30 Days	30 to 90 Days	91 to 110 days	Total

Mortgage-backed securities	$-	$-	$100,000	$-	$100,000

Total	$-	$-	$100,000	$-	$100,000

Gross amount of recognized liabilities for repurchase agreements in offsetting disclosure					$100,000
Amounts related to agreements not included in offsetting disclosure					$-

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

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

As of March 31, 2018

State and political subdivisions	$67,258	$1,118	$633	$67,743
Mortgage-backed securities (1)	244,822	1,372	5,930	240,264

Total	$312,080	$2,490	$6,563	$308,007

As of December 31, 2017

State and political subdivisions	$71,959	$1,574	$178	$73,355
Mortgage-backed securities (1)	249,135	2,211	3,425	247,921

Total	$321,094	$3,785	$3,603	$321,276

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The cost basis, unrealized gains and losses, and fair value of securities available-for-sale as of the dates indicated are presented below (in thousands).

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

As of March 31, 2018

U.S. Treasuries	$122,156	$-	$2,570	$119,586
U.S. Government agencies	25,955	265	319	25,901
State and political subdivisions	203,430	228	2,634	201,024
Mortgage-backed securities (1)	1,693,380	3,721	34,125	1,662,976
Corporate bonds	199,412	773	1,635	198,550
Asset-backed securities	210,445	992	482	210,955
Other	57	-	-	57

Total	$2,454,835	$5,979	$41,765	$2,419,049

As of December 31, 2017

U.S. Treasuries	$122,025	$-	$912	$121,113
U.S. Government agencies	26,129	269	26	26,372
State and political subdivisions	195,663	2,019	396	197,286
Mortgage-backed securities (1)	1,738,056	7,089	17,934	1,727,211
Corporate bonds	305,265	1,513	425	306,353
Asset-backed securities	236,533	1,078	153	237,458
Other	57	-	-	57

Total	$2,623,728	$11,968	$19,846	$2,615,850

(1) All are residential type mortgage-backed securities or U.S. government agency commercial mortgage backed securities.

Securities with a carrying value of $876 million and $1.04 billion were pledged to secure public deposits, derivatives and other secured borrowings at March 31, 2018 and December 31, 2017, respectively.

The following table summarizes held-to-maturity securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

As of March 31, 2018

State and political subdivisions	$37,160	$633	$-	$-	$37,160	$633
Mortgage-backed securities	110,751	3,012	62,629	2,918	173,380	5,930
Total unrealized loss position	$147,911	$3,645	$62,629	$2,918	$210,540	$6,563

As of December 31, 2017

State and political subdivisions	$8,969	$178	$-	$-	$8,969	$178
Mortgage-backed securities	95,353	1,448	65,868	1,977	161,221	3,425
Total unrealized loss position	$104,322	$1,626	$65,868	$1,977	$170,190	$3,603

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes available-for-sale securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

As of March 31, 2018

U.S. Treasuries	$119,586	$2,570	$-	$-	$119,586	$2,570
U.S. Government agencies	19,895	303	1,640	16	21,535	319
State and political subdivisions	155,125	2,549	5,066	85	160,191	2,634
Mortgage-backed securities	1,065,689	21,354	312,916	12,771	1,378,605	34,125
Corporate bonds	117,081	1,535	900	100	117,981	1,635
Asset-backed securities	68,962	478	5,053	4	74,015	482
Total unrealized loss position	$1,546,338	$28,789	$325,575	$12,976	$1,871,913	$41,765

As of December 31, 2017

U.S. Treasuries	$121,113	$912	$-	$-	$121,113	$912
U.S. Government agencies	1,976	13	1,677	13	3,653	26
State and political subdivisions	61,494	365	5,131	31	66,625	396
Mortgage-backed securities	964,205	8,699	328,923	9,235	1,293,128	17,934
Corporate bonds	55,916	325	900	100	56,816	425
Asset-backed securities	28,695	126	5,031	27	33,726	153
Total unrealized loss position	$1,233,399	$10,440	$341,662	$9,406	$1,575,061	$19,846

At March 31, 2018, there were 276 available-for-sale securities and 67 held-to-maturity securities that were in an unrealized loss position. United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at March 31, 2018 were primarily attributable to changes in interest rates.

Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. No impairment charges were recognized during the three months ended March 31, 2018 or 2017.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes available-for-sale securities sales activity for the three months ended March 31, 2018 and 2017 (in thousands).

	Three Months Ended March 31,
	2018	2017

Proceeds from sales	$113,961	$24,197

Gross gains on sales	$417	$98
Gross losses on sales	(1,357)	(100)

Net losses on sales of securities	$(940)	$(2)

Income tax benefit attributable to sales	$(221)	$(1)

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The amortized cost and fair value of held-to-maturity and available-for-sale securities at March 31, 2018, by contractual maturity, are presented in the following table (in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

US Treasuries:
1 to 5 years	$74,495	$72,916	$-	$-
5 to 10 years	47,661	46,670	-	-
	122,156	119,586	-	-

US Government agencies:
1 to 5 years	18,859	18,588	-	-
5 to 10 years	1,990	1,945	-	-
More than 10 years	5,106	5,368	-	-
	25,955	25,901	-	-

State and political subdivisions:
Within 1 year	1,500	1,503	5,431	5,475
1 to 5 years	45,297	44,826	13,075	13,497
5 to 10 years	27,558	27,167	10,509	11,160
More than 10 years	129,075	127,528	38,243	37,611
	203,430	201,024	67,258	67,743

Corporate bonds:
1 to 5 years	181,136	180,705	-	-
5 to 10 years	17,276	16,945	-	-
More than 10 years	1,000	900	-	-
	199,412	198,550	-	-

Asset-backed securities:
1 to 5 years	5,842	5,995	-	-
5 to 10 years	48,479	48,643	-	-
More than 10 years	156,124	156,317	-	-
	210,445	210,955	-	-

Other:
More than 10 years	57	57	-	-
	57	57	-	-

Total securities other than mortgage-backed securities:
Within 1 year	1,500	1,503	5,431	5,475
1 to 5 years	325,629	323,030	13,075	13,497
5 to 10 years	142,964	141,370	10,509	11,160
More than 10 years	291,362	290,170	38,243	37,611

Mortgage-backed securities	1,693,380	1,662,976	244,822	240,264

	$2,454,835	$2,419,049	$312,080	$308,007

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 6 – Loans and Leases and Allowance for Credit Losses

Major classifications of the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”) are summarized as of the dates indicated as follows (in thousands).

	March 31,	December 31,
	2018	2017

Owner occupied commercial real estate	$1,897,826	$1,923,993
Income producing commercial real estate	1,677,300	1,595,174
Commercial & industrial	1,142,428	1,130,990
Commercial construction	690,530	711,936
Equipment financing	422,532	-
Total commercial	5,830,616	5,362,093
Residential mortgage	992,111	973,544
Home equity lines of credit	712,275	731,227
Residential construction	189,662	183,019
Consumer direct	143,737	127,504
Indirect auto	315,848	358,185

Total loans	8,184,249	7,735,572

Less allowance for loan losses	(61,085)	(58,914)

Loans, net	$8,123,164	$7,676,658

At March 31, 2018 and December 31, 2017, loans totaling $3.84 billion and $3.73 billion, respectively, were pledged as collateral to secure Federal Home Loan Bank advances, securitized notes payable and other contingent funding sources.

At March 31, 2018, the carrying value and outstanding balance of purchased credit impaired (“PCI”) loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, were $101 million and $146 million, respectively. At December 31, 2017, the carrying value and outstanding balance of PCI loans were $98.5 million and $142 million, respectively. The following table presents changes in the value of the accretable yield for PCI loans for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$17,686	$7,981
Additions due to acquisitions	1,830	-
Accretion	(2,546)	(1,690)
Reclassification from nonaccretable difference	591	889
Changes in expected cash flows that do not affect nonaccretable difference	475	582
Balance at end of period	$18,036	$7,762

In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC 310-30 are also accreted to interest revenue over the life of the loans. At March 31, 2018 and December 31, 2017, the remaining accretable fair value discount on loans acquired through a business combination and not accounted for under ASC 310-30 were $4.97 million and $14.7 million, respectively. In addition, indirect auto loans purchased at a premium outside of a business combination have a remaining premium of $6.55 million and $7.84 million, respectively, as of March 31, 2018 and December 31, 2017. During the three months ended March 31, 2018, United did not purchase any indirect auto loans. During the three months ended March 31, 2017, United purchased indirect auto loans of $39.8 million.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At March 31, 2018, equipment financing assets included leases of $24.9 million. The components of the net investment in leases are presented below (in thousands).

March 31,
2018

Minimum future lease payments receivable	$26,098
Estimated residual value of leased equipment	3,480
Initial direct costs	111
Security deposits	(1,184)
Purchase accounting premium	1,388
Unearned income	(4,949)
Net investment in leases	$24,944

Minimum future lease payments expected to be received from lease contracts as of March 31, 2018 are as follows (in thousands):

Year
Remainder of 2018	$8,469
2019	8,337
2020	5,504
2021	2,656
2022	1,053
Thereafter	79
Total	$26,098

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Allowance for Credit Losses

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

Three Months Ended March 31, 2018	Beginning Balance	Charge- Offs	Recoveries	(Release) Provision	Ending Balance

Owner occupied commercial real estate	$14,776	$(60)	$103	$(258)	$14,561
Income producing commercial real estate	9,381	(657)	235	817	9,776
Commercial & industrial	3,971	(384)	389	99	4,075
Commercial construction	10,523	(363)	97	(223)	10,034
Equipment financing	-	(139)	97	2,333	2,291
Residential mortgage	10,097	(70)	123	71	10,221
Home equity lines of credit	5,177	(124)	35	(156)	4,932
Residential construction	2,729	-	64	251	3,044
Consumer direct	710	(651)	160	514	733
Indirect auto	1,550	(436)	80	224	1,418
Total allowance for loan losses	58,914	(2,884)	1,383	3,672	61,085
Allowance for unfunded commitments	2,312	-	-	128	2,440
Total allowance for credit losses	$61,226	$(2,884)	$1,383	$3,800	$63,525

Three Months Ended March 31, 2017	Beginning Balance	Charge- Offs	Recoveries	(Release) Provision	Ending Balance

Owner occupied commercial real estate	$16,446	$(25)	$237	$(989)	$15,669
Income producing commercial real estate	8,843	(897)	27	905	8,878
Commercial & industrial	3,810	(216)	368	(237)	3,725
Commercial construction	13,405	(202)	572	(985)	12,790
Residential mortgage	8,545	(542)	12	1,056	9,071
Home equity lines of credit	4,599	(471)	49	353	4,530
Residential construction	3,264	-	9	(6)	3,267
Consumer direct	708	(442)	207	136	609
Indirect auto	1,802	(420)	55	567	2,004
Total allowance for loan losses	61,422	(3,215)	1,536	800	60,543
Allowance for unfunded commitments	2,002	-	-	-	2,002
Total allowance for credit losses	$63,424	$(3,215)	$1,536	$800	$62,545

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table represents the recorded investment in loans by portfolio segment and the balance of the allowance for loan losses assigned to each segment based on the method of evaluating the loans for impairment as of the dates indicated (in thousands).

	Allowance for Credit Losses
	March 31, 2018				December 31, 2017
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance

Owner occupied commercial real estate	$1,686	$12,875	$-	$14,561	$1,255	$13,521	$-	$14,776
Income producing commercial real estate	631	9,085	60	9,776	562	8,813	6	9,381
Commercial & industrial	61	4,014	-	4,075	27	3,944	-	3,971
Commercial construction	151	9,775	108	10,034	156	10,367	-	10,523
Equipment financing	-	2,291	-	2,291	-	-	-	-
Residential mortgage	1,151	9,070	-	10,221	1,174	8,919	4	10,097
Home equity lines of credit	90	4,842	-	4,932	-	5,177	-	5,177
Residential construction	73	2,962	9	3,044	75	2,654	-	2,729
Consumer direct	7	724	2	733	7	700	3	710
Indirect auto	35	1,383	-	1,418	-	1,550	-	1,550
Total allowance for loan losses	3,885	57,021	179	61,085	3,256	55,645	13	58,914
Allowance for unfunded commitments	-	2,440	-	2,440	-	2,312	-	2,312
Total allowance for credit losses	$3,885	$59,461	$179	$63,525	$3,256	$57,957	$13	$61,226

	Loans Outstanding
	March 31, 2018				December 31, 2017
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance

Owner occupied commercial real estate	$24,051	$1,853,032	$20,743	$1,897,826	$21,823	$1,876,411	$25,759	$1,923,993
Income producing commercial real estate	16,320	1,621,347	39,633	1,677,300	16,483	1,533,851	44,840	1,595,174
Commercial & industrial	2,536	1,139,101	791	1,142,428	2,654	1,126,894	1,442	1,130,990
Commercial construction	3,910	676,727	9,893	690,530	3,813	699,266	8,857	711,936
Equipment financing	-	408,935	13,597	422,532	-	-	-	-
Residential mortgage	14,921	964,665	12,525	992,111	14,193	946,210	13,141	973,544
Home equity lines of credit	341	709,853	2,081	712,275	101	728,235	2,891	731,227
Residential construction	1,571	187,642	449	189,662	1,577	180,978	464	183,019
Consumer direct	268	142,090	1,379	143,737	270	126,114	1,120	127,504
Indirect auto	1,355	314,493	-	315,848	1,396	356,789	-	358,185
Total loans	$65,273	$8,017,885	$101,091	$8,184,249	$62,310	$7,574,748	$98,514	$7,735,572

Impaired Loans

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

Management calculates the loss emergence period for each pool in the loan portfolio based on the weighted average length of time between the date a loan first exceeds 30 days past due and the date the loan is charged off.

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

When a loan officer determines that a loan is uncollectible, he or she is responsible for recommending that the loan be placed on nonaccrual status, evaluating the loan for impairment, and, if necessary, fully or partially charging off the loan or establishing a specific reserve. Full or partial charge-offs may also be recommended by the Collections Department, the Special Assets Department, the Loss Mitigation Department and the Foreclosure/OREO Department. Nonaccrual real estate loans are generally charged down to fair value less costs to sell at the time they are placed on nonaccrual status.

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

The following table presents loans individually evaluated for impairment by class as of the dates indicated (in thousands).

	March 31, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:
Owner occupied commercial real estate	$6,804	$5,880	$-	$1,238	$1,176	$-
Income producing commercial real estate	7,632	7,610	-	2,177	2,165	-
Commercial & industrial	248	134	-	1,758	1,471	-
Commercial construction	130	130	-	134	134	-
Equipment financing	-	-	-	-	-	-
Total commercial	14,814	13,754	-	5,307	4,946	-
Residential mortgage	3,587	3,404	-	2,661	2,566	-
Home equity lines of credit	550	234	-	393	101	-
Residential construction	455	395	-	405	330	-
Consumer direct	23	23	-	29	29	-
Indirect auto	62	61	-	1,396	1,396	-
Total with no related allowance recorded	19,491	17,871	-	10,191	9,368	-

With an allowance recorded:
Owner occupied commercial real estate	18,912	18,171	1,686	21,262	20,647	1,255
Income producing commercial real estate	8,979	8,710	631	14,419	14,318	562
Commercial & industrial	2,869	2,402	61	1,287	1,183	27
Commercial construction	4,028	3,780	151	3,917	3,679	156
Equipment financing	-	-	-	-	-	-
Total commercial	34,788	33,063	2,529	40,885	39,827	2,000
Residential mortgage	11,961	11,517	1,151	12,086	11,627	1,174
Home equity lines of credit	116	107	90	-	-	-
Residential construction	1,262	1,176	73	1,325	1,247	75
Consumer direct	251	245	7	244	241	7
Indirect auto	1,295	1,294	35	-	-	-
Total with an allowance recorded	49,673	47,402	3,885	54,540	52,942	3,256
Total	$69,164	$65,273	$3,885	$64,731	$62,310	$3,256

As of March 31, 2018 and December 31, 2017, $3.89 million and $3.26 million, respectively, of specific reserves were allocated to customers whose loan terms have been modified in TDRs. United committed to lend additional amounts totaling up to $82,000 and $75,000 as of March 31, 2018 and December 31, 2017, respectively, to customers with outstanding loans that are classified as TDRs.

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

Loans modified under the terms of a TDR during the three months ended March 31, 2018 and 2017 are presented in the table below. In addition, the following table presents loans modified under the terms of a TDR that defaulted (became 90 days or more delinquent) during the periods presented and were initially restructured within one year prior to default (dollars in thousands).

	New TDRs
		Pre- Modification Outstanding	Post- Modification Outstanding Recorded Investment by Type of Modification				TDRs Modified Within the Previous Twelve Months That Have Subsequently Defaulted during the Three Months Ended March 31,
	Number of Contracts	Recorded Investment	Rate Reduction	Structure	Other	Total	Number of Contracts	Recorded Investment
Three Months Ended March 31, 2018

Owner occupied commercial real estate	3	$994	$-	$978	$ -	$978	2	$1,586
Income producing commercial real estate	-	-	-	-	-	-	-	-
Commercial & industrial	1	81	-	5	-	5	-	-
Commercial construction	-	-	-	-	-	-	-	-
Equipment financing	-	-	-	-	-	-	-	-
Total commercial	4	1,075	-	983	-	983	2	1,586
Residential mortgage	2	340	-	340	-	340	-	-
Home equity lines of credit	-	-	-	-	-	-	-	-
Residential construction	-	-	-	-	-	-	-	-
Consumer direct	-	-	-	-	-	-	-	-
Indirect auto	-	-	-	-	-	-	-	-
Total loans	$6	$1,415	$-	$1,323	$ -	$1,323	2	$1,586

Three Months Ended March 31, 2017

Owner occupied commercial real estate	-	$-	$-	$-	$ -	$-	-	$-
Income producing commercial real estate	-	-	-	-	-	-	-	-
Commercial & industrial	1	25	-	25	-	25	-	-
Commercial construction	-	-	-	-	-	-	-	-
Total commercial	1	25	-	25	-	25	-	-
Residential mortgage	7	353	-	353	-	353	2	655
Home equity lines of credit	-	-	-	-	-	-	-	-
Residential construction	1	40	40	-	-	40	-	-
Consumer direct	1	6	-	6	-	6	-	-
Indirect auto	-	-	-	-	-	-	-	-
Total loans	10	$424	$40	$384	$ -	$424	2	$655

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

	2018			2017
Three Months Ended March 31,	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received

Owner occupied commercial real estate	$24,658	$245	$280	$29,858	$345	$336
Income producing commercial real estate	16,433	210	235	28,410	351	345
Commercial & industrial	2,596	40	42	1,939	27	28
Commercial construction	3,936	51	52	5,001	53	53
Equipment financing	-	-	-	-	-	-
Total commercial	47,623	546	609	65,208	776	762
Residential mortgage	14,993	149	150	13,608	138	143
Home equity lines of credit	344	4	4	63	1	1
Residential construction	1,590	24	24	1,619	23	23
Consumer direct	291	5	5	287	5	6
Indirect auto	1,378	18	18	1,122	14	14
Total	$66,219	$746	$810	$81,907	$957	$949

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

PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered to be performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at March 31, 2018 or December 31, 2017 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms was approximately $342,000 and $277,000 for the three months ended March 31, 2018 and 2017, respectively.

The following table presents the recorded investment in nonaccrual loans by loan class as of the dates indicated (in thousands).

	March 31,	December 31,
	2018	2017

Owner occupied commercial real estate	$6,757	$4,923
Income producing commercial real estate	3,942	3,208
Commercial & industrial	1,917	2,097
Commercial construction	574	758
Equipment financing	428	-
Total commercial	13,618	10,986
Residential mortgage	8,724	8,776
Home equity lines of credit	2,149	2,024
Residential construction	378	192
Consumer direct	146	43
Indirect auto	1,225	1,637
Total	$26,240	$23,658

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Excluding PCI loans, substantially all loans more than 90 days past due were on nonaccrual status at March 31, 2018 and December 31, 2017. The following table presents the aging of the recorded investment in past due loans by class of loans as of the dates indicated (in thousands).

	Loans Past Due				Loans Not
As of March 31, 2018	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Past Due	PCI Loans	Total

Owner occupied commercial real estate	$2,515	$3,034	$2,295	$7,844	$1,869,239	$20,743	$1,897,826
Income producing commercial real estate	518	732	2,865	4,115	1,633,552	39,633	1,677,300
Commercial & industrial	1,591	762	165	2,518	1,139,119	791	1,142,428
Commercial construction	643	261	316	1,220	679,417	9,893	690,530
Equipment financing	1,227	171	426	1,824	407,111	13,597	422,532
Total commercial	6,494	4,960	6,067	17,521	5,728,438	84,657	5,830,616
Residential mortgage	4,040	2,325	3,373	9,738	969,848	12,525	992,111
Home equity lines of credit	2,405	236	759	3,400	706,794	2,081	712,275
Residential construction	1,031	75	246	1,352	187,861	449	189,662
Consumer direct	724	92	85	901	141,457	1,379	143,737
Indirect auto	425	278	1,004	1,707	314,141	-	315,848
Total loans	15,119	7,966	11,534	34,619	8,048,539	101,091	8,184,249

	Loans Past Due				Loans Not
As of December 31, 2017	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Past Due	PCI Loans	Total

Owner occupied commercial real estate	$3,810	$1,776	$1,530	$7,116	$1,891,118	$25,759	$1,923,993
Income producing commercial real estate	1,754	353	1,939	4,046	1,546,288	44,840	1,595,174
Commercial & industrial	2,139	869	1,133	4,141	1,125,407	1,442	1,130,990
Commercial construction	568	132	158	858	702,221	8,857	711,936
Total commercial	8,271	3,130	4,760	16,161	5,265,034	80,898	5,362,093
Residential mortgage	6,717	1,735	3,438	11,890	948,513	13,141	973,544
Home equity lines of credit	3,246	225	578	4,049	724,287	2,891	731,227
Residential construction	885	105	93	1,083	181,472	464	183,019
Consumer direct	739	133	-	872	125,512	1,120	127,504
Indirect auto	1,152	459	1,263	2,874	355,311	-	358,185
Total loans	$21,010	$5,787	$10,132	$36,929	$7,600,129	$98,514	$7,735,572

Risk Ratings

United categorizes commercial loans, with the exception of equipment financing receivables, into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current industry and economic trends, among other factors. United analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a continual basis. United uses the following definitions for its risk ratings:

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

Equipment Financing Receivables and Consumer Purpose Loans. United applies a pass / fail grading system to all equipment financing receivables and consumer purpose loans. Under the pass / fail grading system, loans that become past due 90 days or are in bankruptcy are classified as “fail” and all other loans are classified as “pass”. For reporting purposes, loans in these categories that are classified as “fail” are reported in the substandard column and all other loans are reported in the “pass” column.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Based on the most recent analysis performed, the risk category of loans by class of loans as of the dates indicated is as follows (in thousands).

	Pass	Watch	Substandard	Doubtful / Loss	Total

As of March 31, 2018
Owner occupied commercial real estate	$1,807,564	$31,628	$37,891	$-	$1,877,083
Income producing commercial real estate	1,596,626	17,825	23,216	-	1,637,667
Commercial & industrial	1,108,779	20,129	12,729	-	1,141,637
Commercial construction	653,223	22,459	4,955	-	680,637
Equipment financing	408,509	-	426	-	408,935
Total commercial	5,574,701	92,041	79,217	-	5,745,959
Residential mortgage	959,613	37	19,936	-	979,586
Home equity lines of credit	703,199	-	6,995	-	710,194
Residential construction	187,382	-	1,831	-	189,213
Consumer direct	140,783	595	980	-	142,358
Indirect auto	313,124	-	2,724	-	315,848
Total loans, excluding PCI loans	$7,878,802	$92,673	$111,683	$-	$8,083,158

Owner occupied commercial real estate	$4,816	$4,970	$10,957	$-	$20,743
Income producing commercial real estate	13,695	20,265	5,673	-	39,633
Commercial & industrial	330	270	191	-	791
Commercial construction	4,166	1,722	4,005	-	9,893
Equipment financing	13,183	-	414	-	13,597
Total commercial	36,190	27,227	21,240	-	84,657
Residential mortgage	8,555	395	3,575	-	12,525
Home equity lines of credit	1,436	-	645	-	2,081
Residential construction	396	-	53	-	449
Consumer direct	891	193	295	-	1,379
Indirect auto	-	-	-	-	-
Total PCI loans	$47,468	$27,815	$25,808	$-	$101,091

As of December 31, 2017

Owner occupied commercial real estate	$1,833,469	$33,571	$31,194	$-	$1,898,234
Income producing commercial real estate	1,495,805	30,780	23,749	-	1,550,334
Commercial & industrial	1,097,907	18,052	13,589	-	1,129,548
Commercial construction	693,873	2,947	6,259	-	703,079
Total commercial	5,121,054	85,350	74,791	-	5,281,195
Residential mortgage	939,706	-	20,697	-	960,403
Home equity lines of credit	721,142	-	7,194	-	728,336
Residential construction	180,567	-	1,988	-	182,555
Consumer direct	125,860	-	524	-	126,384
Indirect auto	354,788	-	3,397	-	358,185
Total loans, excluding PCI loans	$7,443,117	$85,350	$108,591	$-	$7,637,058

Owner occupied commercial real estate	$2,400	$8,163	$15,196	$-	$25,759
Income producing commercial real estate	13,392	21,928	9,520	-	44,840
Commercial & industrial	383	672	387	-	1,442
Commercial construction	3,866	2,228	2,763	-	8,857
Total commercial	20,041	32,991	27,866	-	80,898
Residential mortgage	9,566	173	3,402	-	13,141
Home equity lines of credit	1,579	427	885	-	2,891
Residential construction	423	-	41	-	464
Consumer direct	1,076	10	34	-	1,120
Indirect auto	-	-	-	-	-
Total PCI loans	$32,685	$33,601	$32,228	$-	$98,514

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 7 – Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the details regarding amounts reclassified out of accumulated other comprehensive income for the periods indicated (in thousands).

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other	For the three months ended March 31,		Affected Line Item in the Statement
Comprehensive Income Components	2018	2017	Where Net Income is Presented

Realized losses on available-for-sale securities:
	$(940)	$(2)	Securities losses, net
	221	1	Income tax benefit
	$(719)	$(1)	Net of tax

Amortization of losses included in net income on available-for-sale securities transferred to held to maturity:
	$(222)	$(310)	Investment securities interest revenue
	54	116	Income tax benefit
	$(168)	$(194)	Net of tax

Amortization of losses included in net income on derivative financial instruments accounted for as cash flow hedges:
Amortization of losses on de-designated positions	$(147)	$(149)	Money market deposit interest expense
Amortization of losses on de-designated positions	-	(264)	Federal Home Loan Bank advances interest expense
	(147)	(413)	Total before tax
	38	161	Income tax benefit
	$(109)	$(252)	Net of tax

Reclassification of disproportionate tax effect related to terminated cash flow hedges:
	$-	$(3,400)	Income tax expense

Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan:
Prior service cost	$(167)	$(140)	Salaries and employee benefits expense
Actuarial losses	(60)	(60)	Salaries and employee benefits expense
	(227)	(200)	Total before tax
	58	79	Income tax benefit
	$(169)	$(121)	Net of tax
Total reclassifications for the period	$(1,165)	$(3,968)	Net of tax

Amounts shown above in parentheses reduce earnings.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 8 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended
	March 31,
	2018	2017

Net income	$37,658	$23,524
Dividends and undistributed earnings allocated to unvested shares	(277)	-
Net income available to common shareholders	$37,381	$23,524

Weighted average shares outstanding:
Basic	79,205	71,700
Effect of dilutive securities
Stock options	10	8
Diluted	79,215	71,708

Net income per common share:
Basic	$.47	$.33
Diluted	$.47	$.33

At March 31, 2018, United had the following potentially dilutive stock options and warrants outstanding: a warrant to purchase 219,909 shares of common stock at $61.40 per share; 32,464 shares of common stock issuable upon exercise of stock options granted to employees with a weighted average exercise price of $31.50.

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

Interest Rate Products	Balance Sheet Location	March 31, 2018	December 31, 2017

Fair value hedge of corporate bonds	Derivative assets	$-	$336
		$-	$336

Fair value hedge of brokered CD's	Derivative liabilities	$2,377	$2,053
		$2,377	$2,053

Derivatives not designated as hedging instruments under ASC 815

		Fair Value
Interest Rate Products	Balance Sheet Location	March 31, 2018	December 31, 2017

Customer derivative positions	Derivative assets	$993	$2,659
Dealer offsets to customer derivative positions	Derivative assets	12,332	6,867
Mortgage banking - loan commitment	Derivative assets	1,733	1,150
Mortgage banking - forward sales commitment	Derivative assets	-	13
Bifurcated embedded derivatives	Derivative assets	12,144	11,057
Interest rate caps	Derivative assets	-	639
		$27,202	$22,385

Customer derivative positions	Derivative liabilities	$14,942	$7,032
Dealer offsets to customer derivative positions	Derivative liabilities	273	1,551
Risk participations	Derivative liabilities	23	20
Mortgage banking - forward sales commitment	Derivative liabilities	233	49
Dealer offsets to bifurcated embedded derivatives	Derivative liabilities	14,935	14,279
De-designated hedges	Derivative liabilities	453	392
		$30,859	$23,323

Customer derivative positions are between United and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap/cap program. United also has three interest rate swap contracts that are not designated as hedging instruments but are economic hedges of market-linked brokered certificates of deposit. The market-linked brokered certificates of deposit contain embedded derivatives that are bifurcated from the host instruments and are marked to market through earnings. The fair value marks on the market linked swaps and the bifurcated embedded derivatives tend to move in opposite directions with changes in 90-day London Interbank Offered Rate (“LIBOR”) and therefore provide an economic hedge.

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

In addition, United originates certain residential mortgage loans with the intention of selling these loans. Between the time United enters into an interest-rate lock commitment to originate a residential mortgage loan that is to be held for sale and the time the loan is funded and eventually sold, United is subject to the risk of variability in market prices. United enters into forward sale agreements to mitigate risk and to protect the expected gain on the eventual loan sale. Most of this hedging activity is executed on a matched basis, with a loan sale commitment hedging a specific loan. The commitments to originate residential mortgage loans and forward loan sales commitments are freestanding derivative instruments. United accounts for most newly originated mortgage loans at fair value pursuant to the fair value option, and these loans are not reflected in the table above. Fair value adjustments on these derivative instruments are recorded within mortgage loan and other related fee income in the consolidated statement of income.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cash Flow Hedges of Interest Rate Risk

At March 31, 2018 and December 31, 2017 United did not have any active cash flow hedges. Changes in balance sheet composition and interest rate risk position made cash flow hedges no longer necessary as protection against rising interest rates. The loss remaining in other comprehensive income on the de-designated swaps is being amortized into earnings over the original term of the swaps as the forecasted transactions that the swaps were originally designated to hedge are still expected to occur. United expects that $454,000 will be reclassified as an increase to interest expense over the next twelve months related to these cash flow hedges.

The table below presents the effect of cash flow hedges on the consolidated statements of income for the periods indicated (in thousands).

	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
	Location	2018	2017

Three Months Ended March 31,

Interest rate swaps	Interest expense	$(147)	$(413)

Fair Value Hedges of Interest Rate Risk

United is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in interest rates. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in interest rates. Interest rate swaps designated as fair value hedges of brokered deposits involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate swaps designated as fair value hedges of fixed-rate investments involve the receipt of variable-rate payments from a counterparty in exchange for United making fixed-rate payments over the life of the instrument without the exchange of the underlying notional amount. At March 31, 2018, United had four interest rate swaps with a notional amount of $40.7 million that were designated as fair value hedges of interest rate risk and were pay-variable / receive-fixed swaps hedging the changes in the fair value of fixed-rate brokered time deposits resulting from changes in interest rates. At December 31, 2017, United had four interest rate swaps with an aggregate notional amount of $40.7 million that were designated as fair value hedges of interest rate risk and was pay-variable / receive-fixed, hedging the changes in the fair value of fixed-rate brokered time deposits resulting from changes in interest rates. Also at December 31, 2017, United had one interest rate swap with a notional value of $30 million that was designated as a pay-fixed / receive-variable fair value hedge of changes in the fair value of a fixed-rate corporate bond.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives. During the three months ended March 31, 2018 and 2017, United recognized net losses of $79,000 and net losses of $125,000, respectively, related to ineffectiveness in the fair value hedging relationships. United also recognized a net increase in interest expense of $14,000 and a net reduction in interest expense of $32,000, respectively, for the three months ended March 31, 2018 and 2017 related to fair value hedges of brokered time deposits, which includes net settlements on the derivatives. United recognized an increase in interest revenue on securities of $17,000 and a reduction of interest revenue on securities of $93,000 during the three months ended March 31, 2018 and 2017, respectively, related to fair value hedges of corporate bonds.

The table below presents the effect of derivatives in fair value hedging relationships on the consolidated statement of income for the periods indicated (in thousands).

	Location of Gain	Amount of Gain (Loss)		Amount of Gain (Loss)
	(Loss) Recognized	Recognized in Income		Recognized in Income
	in Income on	on Derivative		on Hedged Item
	Derivative	2018	2017	2018	2017

Three Months Ended March 31,
Fair value hedges of brokered CDs	Interest expense	$(693)	$(274)	$545	$189
Fair value hedges of corporate bonds	Interest revenue	(336)	106	405	(146)
		$(1,029)	$(168)	$950	$43

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

	Location of Gain	Amount of Gain (Loss)
	(Loss) Recognized	Recognized in Income
	in Income on	on Derivative
	Derivative	2018	2017

Three Months Ended March 31,
Customer derivatives and dealer offsets	Other fee revenue	$772	$475
Bifurcated embedded derivatives and dealer offsets	Other fee revenue	370	63
Interest rate caps	Other fee revenue	276	-
De-designated hedges	Other fee revenue	(67)	-
Mortgage banking derivatives	Mortgage loan revenue	1,264	124
Risk participations	Other fee revenue	(2)	4
		$2,613	$666

Credit-Risk-Related Contingent Features

United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. As of March 31, 2018, collateral totaling $18.5 million was pledged toward derivatives in a liability position.

United’s agreements with each of its derivative counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivatives counterparties also include provisions that if not met, could result in United being declared in default. United has agreements with certain of its derivative counterparties that contain a provision where if United fails to maintain its status as a well-capitalized institution or is subject to a prompt corrective action directive, the counterparty could terminate the derivative positions and United would be required to settle its obligations under the agreements. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.

Note 10 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options, restricted stock and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan). Through March 31, 2018, incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards, base salary stock grants and performance share awards have been granted under the plan. As of March 31, 2018, 1.93 million additional awards remained available for grant under the plan.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table shows stock option activity for the first three months of 2018.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinisic Value ($000)

Outstanding at December 31, 2017	60,287	$24.12
Exercised	(7,000)	12.31
Outstanding at March 31, 2018	53,287	25.67	2.7	$318

Exercisable at March 31, 2018	50,787	26.12	2.5	281

The fair value of each option is estimated on the date of grant using the Black-Scholes model. No stock options were granted during the three months ended March 31, 2018 and 2017.

United recognized $6,000 and $7,000 in compensation expense related to stock options during each of the three months ended March 31, 2018 and 2017, respectively. The amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period.

The table below presents restricted stock units activity for the first three months of 2018.

Restricted Stock Unit Awards	Shares	Weighted- Average Grant- Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinisic Value ($000)

Outstanding at December 31, 2017	663,817	$22.40
Granted	7,507	28.94
Vested	(115,899)	18.34		$3,713
Cancelled	(3,170)	21.45
Outstanding at March 31, 2018	552,255	23.34	2.8	17,479

Compensation expense for restricted stock units is based on the fair value of restricted stock unit awards at the time of grant, which is equal to the value of United’s common stock on the date of grant. United recognizes the impact of forfeitures as they occur. The value of restricted stock unit awards is amortized into expense over the vesting period. For the three months ended March 31, 2018 and 2017, compensation expense of $1.07 million and $1.26 million, respectively, was recognized related to restricted stock unit awards. In addition, for the three months ended March 31, 2018 and 2017, $68,000 and $52,000, respectively, was recognized in other operating expense for restricted stock unit awards granted to members of United’s board of directors.

A deferred income tax benefit related to expense for options and restricted stock of $296,000 and $514,000 was included in the determination of income tax expense for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $10.1 million of unrecognized expense related to non-vested stock options and restricted stock unit awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Note 11 – Common and Preferred Stock Issued / Common Stock Issuable

United sponsors a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from United. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. In the three months ended March 31, 2018 and 2017, 1,411 shares and 904 shares, respectively, were issued through the DRIP.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In addition, United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a 10% discount, with no commission charges. During the first three months of 2018 and 2017, United issued 3,793 shares and 3,335 shares, respectively, through the ESPP.

United offers its common stock as an investment option in its deferred compensation plan. United also allows for the deferral of restricted stock unit awards. The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable. The deferred compensation plan does not allow for diversification once an election is made to invest in United’s common stock and settlement must be accomplished in shares at the time the deferral period is completed. At March 31, 2018 and December 31, 2017, 612,831 and 607,869 shares of common stock, respectively, were issuable under the deferred compensation plan.

On March 22, 2016, United announced that its Board of Directors had authorized a program to repurchase up to $50 million of United’s outstanding common stock through December 31, 2017. In November 2017, the Board of Directors extended this program to December 31, 2018. Under the program, the shares may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program depends on a number of factors, including the market price of United’s common stock, general market and economic conditions, and applicable legal requirements. During the first three months of 2018 and 2017, United did not repurchase any shares under the program. As of March 31, 2018, $36.3 million of United’s outstanding common stock may be repurchased under the program.

Note 12 – Income Taxes

The income tax provision for the three months ended March 31, 2018 and 2017 was $10.7 million and $18.5 million, respectively, which represents an effective tax rate of 22.2% and 44.0%, respectively, for each period. Upon reversal of United’s former full deferred tax valuation allowance in 2013, certain disproportionate tax effects were retained in accumulated other comprehensive income (loss). During the first quarter of 2017, with the maturity and termination of certain dedesignated cash flow hedges, the disproportionate tax effect associated with these hedges was reversed and recorded as a tax expense of $3.40 million, which was the primary reason for the increase in the effective tax rate for that period.

At March 31, 2018 and December 31, 2017, United maintained a valuation allowance on its net deferred tax asset of $4.57 million and $4.41 million, respectively. Management assesses the valuation allowance recorded against its net deferred tax asset at each reporting period. The determination of whether a valuation allowance for its net deferred tax asset is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

United evaluated the need for a valuation allowance at March 31, 2018. Based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of its net deferred tax asset will be realized based upon future taxable income. The remaining valuation allowance of $4.57 million is related to specific state income tax credits that have short carryforward periods and are expected to expire unused.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management's conclusion at March 31, 2018 that it was more likely than not that the net deferred tax asset of $86.5 million will be realized is based upon management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts that consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of its net deferred tax asset. Such an increase to the net deferred tax asset valuation allowance could have a material adverse effect on United’s financial condition and results of operations.

United is subject to income taxation in the United States and various state jurisdictions. United’s federal and state income tax returns are filed on a consolidated basis. Currently, no years for which United filed a federal income tax return are under examination by the IRS, and there are no state tax examinations currently in progress. United is no longer subject to income tax examinations from state and local income tax authorities for years before 2014. Although it is not possible to know the ultimate outcome of future examinations, management believes that the liability recorded for uncertain tax positions is appropriate. At March 31, 2018 and December 31, 2017, unrecognized income tax benefits totaled $3.27 million and $3.16 million, respectively.

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

Mortgage Loans Held for Sale

United has elected the fair value option for most of its newly originated mortgage loans held for sale in order to reduce certain timing differences and better match changes in fair values of the loans with changes in the value of derivative instruments used to economically hedge them. The fair value of mortgage loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan (Level 2).

Loans

United does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for credit losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if repayment of the loan is dependent upon the sale of the underlying collateral.

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

Residential Mortgage Servicing Rights

United recognizes servicing rights upon the sale of residential mortgage loans sold with servicing retained. Effective January 1, 2017, management elected to carry this asset at fair value. Given the nature of the asset, the key valuation inputs are unobservable and management classifies this asset as Level 3.

Pension Plan Assets

For information on the fair value of pension plan assets, see Note 18 in the Annual Report on Form 10-K for the year ended December 31, 2017.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

March 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasuries	$119,586	$-	$-	$119,586
U.S. Agencies	-	25,901	-	25,901
State and political subdivisions	-	201,024	-	201,024
Mortgage-backed securities	-	1,662,976	-	1,662,976
Corporate bonds	-	197,650	900	198,550
Asset-backed securities	-	210,955	-	210,955
Other	-	57	-	57
Mortgage loans held for sale	-	26,493	-	26,493
Deferred compensation plan assets	6,168	-	-	6,168
Servicing rights for SBA/USDA loans	-	-	7,470	7,470
Residential mortgage servicing rights	-	-	9,718	9,718
Derivative financial instruments	-	13,325	13,877	27,202

Total assets	$125,754	$2,338,381	$31,965	$2,496,100

Liabilities:
Deferred compensation plan liability	$6,168	$-	$-	$6,168
Derivative financial instruments	-	15,448	17,788	33,236

Total liabilities	$6,168	$15,448	$17,788	$39,404

December 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale
U.S. Treasuries	$121,113	$-	$-	$121,113
U.S. Agencies	-	26,372	-	26,372
State and political subdivisions	-	197,286	-	197,286
Mortgage-backed securities	-	1,727,211	-	1,727,211
Corporate bonds	-	305,453	900	306,353
Asset-backed securities	-	237,458	-	237,458
Other	-	57	-	57
Mortgage loans held for sale	-	26,252	-	26,252
Deferred compensation plan assets	5,716	-	-	5,716
Servicing rights for SBA/USDA loans	-	-	7,740	7,740
Residential mortgage servicing rights	-	-	8,262	8,262
Derivative financial instruments	-	10,514	12,207	22,721

Total assets	$126,829	$2,530,603	$29,109	$2,686,541

Liabilities:
Deferred compensation plan liability	$5,716	$-	$-	$5,716
Derivative financial instruments	-	8,632	16,744	25,376

Total liabilities	$5,716	$8,632	$16,744	$31,092

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for the periods indicated for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

			Servicing	Residential
			rights for	mortgage	Securities
	Derivative	Derivative	SBA/USDA	servicing	Available-
	Asset	Liability	loans	rights	for-Sale
Three Months Ended March 31, 2018
Balance at beginning of period	$12,207	$16,744	$7,740	$8,262	$900
Business combinations	-	-	(354)	-	-
Additions	-	-	479	926	-
Sales and settlements	(1,029)	(1,347)	(91)	(80)	-
Amounts included in earnings - fair value adjustments	2,699	2,391	(304)	610	-
Balance at end of period	$13,877	$17,788	$7,470	$9,718	$900

Three Months Ended March 31, 2017
Balance at beginning of period	$11,777	$16,347	$5,752	$-	$675
Transfer from amortization method to fair value	-	-	-	5,070	-
Additions	-	-	553	866	-
Sales and settlements	(384)	(550)	(263)	(40)	-
Amounts included in earnings - fair value adjustments	1,256	783	(45)	75	-
Balance at end of period	$12,649	$16,580	$5,997	$5,971	$675

The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis as of the dates indicated (in thousands).

	Fair Value				Weighted Average
Level 3 Assets	March 31,	December 31,	Valuation		March 31,	December 31,
and Liabilities	2018	2017	Technique	Unobservable Inputs	2018	2017
Servicing rights for	$7,470	$7,740	Discounted	Discount rate	12.8%	12.5%
SBA/USDA loans			cash flow	Prepayment rate	9.2%	8.3%

Residential mortgage	9,718	8,262	Discounted	Discount rate	10.0%	10.0%
servicing rights			cash flow	Prepayment rate	8.4%	9.5%

Corporate bonds	900	900	Indicative bid provided by a broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	N/A	N/A

Derivative assets – mortgage	1,733	1,150	Internal model	Pull through rate	81.5%	80%

Derivative assets - other	12,144	11,057	Dealer priced	Dealer priced	N/A	N/A
Derivative liabilities - risk	23	20	Internal model	Probable exposure rate	.5%	.4%
participations				Probability of default rate	1.8%	1.8%
Derivative liabilities - other	17,765	16,724	Dealer priced	Dealer priced	N/A	N/A

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value Option

At March 31, 2018, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $26.5 million and $25.7 million, respectively. At December 31, 2017, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $26.3 million and $25.4 million, respectively. Interest income on these loans is calculated based on the note rate of the loan and is recorded in interest revenue. During the first quarters of 2018 and 2017, changes in fair value of these loans resulted in net losses of $72,000 and net gains of $252,000, respectively, which were recorded in mortgage loan and other related fees. These changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of all assets that were still held as of March 31, 2018 and December 31, 2017, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented (in thousands).

	Level 1	Level 2	Level 3	Total
March 31, 2018
Loans	$-	$-	$5,913	$5,913

December 31, 2017
Loans	$-	$-	$6,905	$6,905

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

	Carrying	Fair Value Level
	Amount	Level 1	Level 2	Level 3	Total
March 31, 2018
Assets:
Securities held to maturity	$312,080	$-	$308,007	$-	$308,007
Loans and leases, net	8,123,164	-	-	8,093,286	8,093,286
Liabilities:
Deposits	9,993,440	-	9,992,805	-	9,992,805
Federal Home Loan Bank advances	434,574	-	434,422	-	434,422
Long-term debt	325,955	-	-	339,117	339,117

December 31, 2017
Assets:
Securities held to maturity	$321,094	$-	$321,276	$-	$321,276
Loans, net	7,676,658	-	-	7,674,460	7,674,460
Loans held for sale	6,482	-	6,514	-	6,514
Liabilities:
Deposits	9,807,697	-	9,809,264	-	9,809,264
Federal Home Loan Bank advances	504,651	-	504,460	-	504,460
Long-term debt	120,545	-	-	123,844	123,844

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

The following table summarizes the contractual amount of off-balance sheet instruments as of the dates indicated (in thousands).

	March 31,	December 31,
	2018	2017
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$1,955,259	$1,910,777
Letters of credit	25,212	28,075

United’s wholly-owned bank subsidiary, United Community Bank (the “Bank”), holds minor investments in certain limited partnerships for Community Reinvestment Act purposes. As of March 31, 2018, the Bank had committed to fund an additional $4.94 million related to future capital calls that has not been reflected in the consolidated balance sheet.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 15 – Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands):

	March 31,	December 31,
	2018	2017
Core deposit intangible	$62,652	$62,652
Less: accumulated amortization	(42,532)	(41,229)
Net core deposit intangible	20,120	21,423
Noncompete agreement	3,144	3,144
Less: accumulated amortization	(1,355)	(761)
Net noncompete agreement	1,789	2,383
Total intangibles subject to amortization, net	21,909	23,806
Goodwill	306,419	220,591
Total goodwill and other intangible assets, net	$328,328	$244,397

The following is a summary of changes in the carrying amounts of goodwill (in thousands):

	For the Three Months Ended March 31,
			Goodwill, net of
		Accumulated	Accumulated
		Impairment	Impairment
2018	Goodwill	Losses	Losses
Balance, beginning of period	$526,181	$(305,590)	$220,591
Acquisition of NLFC	86,989	-	86,989
Measurement period adjustments	(1,161)	-	(1,161)
Balance, end of period	$612,009	$(305,590)	$306,419

2017
Balance, beginning of period	$447,615	$(305,590)	$142,025
Measurement period adjustments	-	-	-
Balance, end of period	$447,615	$(305,590)	$142,025

The estimated aggregate amortization expense for future periods for core deposit intangibles and noncompete agreements is as follows (in thousands):

Year
Remainder of 2018	$4,949
2019	4,551
2020	3,315
2021	2,557
2022	1,982
Thereafter	4,555
Total	$21,909

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 16 - Long-term Debt

Long-term debt consisted of the following (in thousands):

				Stated	Earliest
	March 31,	December 31,	Issue	Maturity	Call
	2018	2017	Date	Date	Date	Interest Rate

Obligations of the Bank and its Subsidiaries:
NER 15-1 Class B notes	$3,290	$-	2015	2019	n/a	3.400%
NER 15-1 Class C notes	7,560	-	2015	2019	n/a	4.500%
NER 15-1 Class D notes	3,421	-	2015	2021	n/a	5.750%
NER 16-1 Class A-2 notes	57,801	-	2016	2021	n/a	2.200%
NER 16-1 Class B notes	25,489	-	2016	2021	n/a	3.220%
NER 16-1 Class C notes	6,319	-	2016	2021	n/a	5.050%
NER 16-1 Class D notes	3,213	-	2016	2023	n/a	7.870%
Total securitized notes payable	107,093	-

Obligations of the Holding Company:
2022 senior debentures	$50,000	$50,000	2015	2022	2020	5.000% through August 13, 2020, 3-month LIBOR plus 3.814% thereafter
2027 senior debentures	35,000	35,000	2015	2027	2025	5.500% through August 13, 2025 3-month LIBOR plus 3.71% thereafter
Total senior debentures	85,000	85,000

2028 subordinated debentures	100,000	-	2018	2028	2023	4.500% through January 30, 2023 3-month LIBOR plus 2.12% thereafter
2025 subordinated debentures	11,500	11,500	2015	2025	2020	6.250%
Total subordinated debentures	111,500	11,500

Southern Bancorp Capital Trust I	4,382	4,382	2004	2034	2009	Prime + 1.00%
United Community Statutory Trust III	1,238	1,238	2008	2038	2013	Prime + 3.00%
Tidelands Statutory Trust I	8,248	8,248	2006	2036	2011	3-month LIBOR plus 1.38%
Tidelands Statutory Trust II	6,186	6,186	2008	2038	2013	3-month LIBOR plus 5.075%
Four Oaks Statutory Trust I	12,372	12,372	2006	2036	2011	3-month LIBOR plus 1.35%
Total trust preferred securities	32,426	32,426
Less discount	(10,064)	(8,381)

Total long-term debt	$325,955	$120,545

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

Subordinated Debentures

United acquired, as part of the FOFN acquisition, $11.5 million aggregate principal amount of subordinated debentures. The notes are due on November 30, 2025. United may prepay the notes at any time after November 30, 2020, subject to compliance with applicable laws. In January 2018, United issued $100 million fixed to floating rate subordinated notes due January 30, 2028. The subordinated debentures qualify as Tier 2 regulatory capital.

Securitized Notes Payable

United acquired, as part of the NLFC acquisition, Navitas Equipment Receivables LLC 2015-1 (“NER 15-1”) and Navitas Equipment Receivables LLC 2016-1 (“NER 16-1”), which are bankruptcy-remote special purpose entities (“SPEs”) whose sole purpose is to receive loans to secure financings. Each of these SPEs provided financing by issuing notes to investors through a private offering of Receivable-Backed Notes under Rule 144A of the Securities and Exchange Act of 1934. These notes are collateralized by specific qualifying loans and by cash placed in restricted cash accounts. These notes will continue amortizing sequentially based on collections on the underlying loans available to pay the note holders at each monthly payment date after payment of certain amounts as specified in the securitization documents including fees to various parties to the securitizations, interest due to the note holders and certain other payments. Sequentially, each subsequent class of note holders receive principal payments until paid down in full prior to the remaining subsequent class of note holders receiving principal payments. In addition to the pay downs on these notes, they also have legal final maturity dates as reflected in the table above.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experiences may differ materially from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experiences to differ from those projected include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 as well as the following factors:

•	the condition of the general business and economic environment;
•	the results of our internal credit stress tests may not accurately predict the impact on our financial condition if the economy were to deteriorate;
•	our ability to maintain profitability;
•	our ability to fully realize the balance of our net deferred tax asset, including net operating loss carryforwards;
•	the impact of lower federal income tax rates on the carrying amount of our deferred tax asset;
•	the impact of the Tax Cuts and Jobs Act of 2017 and related regulations (the “Tax Act”);
•	the condition of the banking system and financial markets;
•	our ability to raise capital;
•	our ability to maintain liquidity or access other sources of funding;
•	changes in the cost and availability of funding;
•	the success of the local economies in which we operate;
•	our lack of geographic diversification;
•	our concentrations of commercial construction and development loans and commercial real estate loans are subject to unique risks that could adversely affect our earnings;
•	changes in prevailing interest rates may negatively affect our net income and the value of our assets and other interest rate risks;
•	our accounting and reporting policies;
•	if our allowance for loan losses is not sufficient to cover actual loan losses;
•	losses due to fraudulent and negligent conduct of our loan customers, third party service providers or employees;
•	risks related to our communications and information systems, including risks with respect to cybersecurity breaches;
•	our reliance on third parties to provide key components of our business infrastructure and services required to operate our business;
•	competition from financial institutions and other financial service providers;
•	risks with respect to our ability to successfully expand and complete acquisitions and integrate businesses and operations that are acquired;
•	deteriorating conditions in the stock market, the public debt market and other capital markets;
•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and related regulations (the “Dodd-Frank Act”);
•	changes in laws and regulations or failures to comply with such laws and regulations;
•	changes in regulatory capital and other requirements;
•	the costs and effects of litigation, examinations, investigations, or similar matters, or adverse facts and developments related thereto;
•	possible regulatory or judicial proceedings, board resolutions, informal memorandums of understanding or formal enforcement actions imposed by regulators;
•	changes in tax laws, regulations and interpretations or challenges to our income tax provision; and
•	our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures.

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

United is a bank holding company registered with the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the State of Georgia in 1987 and commenced operations in 1988. At March 31, 2018, United had total consolidated assets of $12.3 billion, total loans of $8.18 billion, total deposits of $9.99 billion, and shareholders’ equity of $1.36 billion.

United conducts substantially all of its operations through its wholly-owned Georgia bank subsidiary, United Community Bank (the “Bank”), which as of March 31, 2018, operated at 151 locations throughout markets in Georgia, South Carolina, North Carolina, and Tennessee.

Since March 31, 2017, United has completed the following acquisitions (the “Acquisitions”):

Entity	Date Acquired
NLFC Holdings Corp. ("NLFC")	February 1, 2018
Four Oaks Fincorp, Inc. ("FOFN")	November 1, 2017
HCSB Financial Corporation ("HCSB")	July 31, 2017

The acquired entities’ results are included in United’s consolidated results beginning on the respective acquisition dates.

United reported net income of $37.7 million, or $.47 per diluted share, for the first quarter of 2018, compared to net income of $23.5 million, or $.33 per diluted share, for the first quarter of 2017.

Net interest revenue increased to $103 million for the first quarter of 2018, compared to $83.6 million for the first quarter of 2017, primarily due to higher loan volume, much of which resulted from the Acquisitions. Net interest margin increased to 3.80% for the three months ended March 31, 2018 from 3.45% for the same period in 2017 due to the effect of rising interest rates on floating rate loans and investment securities and a more favorable earning asset mix due to the Acquisitions.

The provision for credit losses was $3.80 million for the first quarter of 2018, compared to $800,000 for the first quarter of 2017. Net charge-offs for the first quarter of 2018 were $1.50 million, compared to $1.68 million for the first quarter of 2017. Since credit quality remained stable, the increase in the provision reflects growth in the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”), including a $2.29 million increase resulting from including NLFC’s loans in the allowance for loan losses model. Because NLFC’s loans were recorded at a premium of approximately $5.62 million, the allowance for loan losses model required us to establish an allowance for loan losses sufficient to cover estimated credit losses inherent in the NLFC loan portfolio.

As of March 31, 2018, United’s allowance for loan losses was $61.1 million, or .75% of loans, compared to $58.9 million, or .76% of loans, at December 31, 2017 reflecting continued asset quality improvement. Nonperforming assets of $29.0 million were .24% of total assets at March 31, 2018, up from ..23% at December 31, 2017. During the first quarter of 2018, $7.46 million in loans were placed on nonaccrual compared with $3.17 million in the first quarter of 2017.

Fee revenue of $22.4 million for the first quarter of 2018 was up $322,000, or 1%, from the first quarter of 2017. Service charges and fees decreased 16% compared to the first quarter of 2017 due mainly to the effect of the Durbin Amendment of the Dodd-Frank Act (the “Durbin Amendment”), which took effect for United in the third quarter of 2017 and limited the amount of interchange fees earned on debit card transactions. Mortgage fees of $5.36 million for the first quarter of 2018 increased from $4.42 million in the first quarter of 2017. The increase was due to United’s emphasis on growing its mortgage business by recruiting lenders in metropolitan markets.

For the first quarter of 2018, operating expenses of $73.5 million were up $10.6 million from the first quarter of 2017, primarily due to the addition of operating expenses related to the Acquisitions. Salaries and benefits expense increased $6.18 million from a year ago mostly due to the Acquisitions and investment in additional staff and new teams to expand the Commercial Banking Solutions area as well as higher incentive compensation in connection with increased lending activities and improvement in earnings performance.

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

Results of Operations

United reported net income of $37.7 million for the first quarter of 2018. This compared to net income of $23.5 million for the same period in 2017. For the first quarter of 2018, diluted earnings per common share were $.47 compared to $.33 for the first quarter of 2017.

United reported operating net income of $39.7 million and $28.2 million, respectively, for the first quarters of 2018 and 2017. For the first quarter of 2018, operating net income excludes merger-related and branch closure charges of $2.02 million, net of tax. For the first quarter of 2017, operating net income excludes merger-related and branch closure charges and the release from accumulated other comprehensive income of the disproportionate tax effect related to cash flow hedges, which, net of tax, totaled $1.30 million and $3.40 million, respectively.

UNITED COMMUNITY BANKS, INC.
Table 1 - Financial Highlights
Selected Financial Information

						First
	2018	2017				Quarter
	First	Fourth	Third	Second	First	2018-2017
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter	Change
INCOME SUMMARY
Interest revenue	$115,290	$106,757	$98,839	$93,166	$90,958
Interest expense	12,005	9,249	9,064	8,018	7,404
Net interest revenue	103,285	97,508	89,775	85,148	83,554	24%
Provision for credit losses	3,800	1,200	1,000	800	800
Fee revenue	22,396	21,928	20,573	23,685	22,074	1
Total revenue	121,881	118,236	109,348	108,033	104,828	16
Expenses	73,475	75,882	65,674	63,229	62,826	17
Income before income tax expense	48,406	42,354	43,674	44,804	42,002	15
Income tax expense	10,748	54,270	15,728	16,537	18,478	(42)
Net income	37,658	(11,916)	27,946	28,267	23,524	60
Merger-related and other charges	2,646	7,358	3,420	1,830	2,054
Income tax benefit of merger-related and other charges	(628)	(1,165)	(1,147)	(675)	(758)
Impact of remeasurement of deferred tax asset resulting from 2017 Tax Cuts and Jobs Act	-	38,199	-	-	-
Release of disproportionate tax effects lodged in OCI	-	-	-	-	3,400
Net income - operating (1)	$39,676	$32,476	$30,219	$29,422	$28,220	41

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$.47	$(.16)	$.38	$.39	$.33	42
Diluted net income - operating (1)	.50	.42	.41	.41	.39	28
Cash dividends declared	.12	.10	.10	.09	.09	33
Book value	17.02	16.67	16.50	15.83	15.40	11
Tangible book value (3)	12.96	13.65	14.11	13.74	13.30	(3)

Key performance ratios:
Return on common equity - GAAP (2)(4)	11.11%	(3.57)%	9.22%	9.98%	8.54%
Return on common equity - operating (1)(2)(4)	11.71	9.73	9.97	10.39	10.25
Return on tangible common equity - operating (1)(2)(3)(4)	15.26	11.93	11.93	12.19	12.10
Return on assets - GAAP (4)	1.26	(.40)	1.01	1.06	.89
Return on assets - operating (1)(4)	1.33	1.10	1.09	1.10	1.07
Dividend payout ratio - GAAP	25.53	(62.50)	26.32	23.08	27.27
Dividend payout ratio - operating (1)	24.00	23.81	24.39	21.95	23.08
Net interest margin (fully taxable equivalent) (4)	3.80	3.63	3.54	3.47	3.45
Efficiency ratio - GAAP	57.83	63.03	59.27	57.89	59.29
Efficiency ratio - operating (1)	55.75	56.92	56.18	56.21	57.35
Average equity to average assets	11.03	11.21	10.86	10.49	10.24
Average tangible equity to average assets (3)	8.82	9.52	9.45	9.23	8.96
Average tangible common equity to average assets (3)	8.82	9.52	9.45	9.23	8.96
Tangible common equity to risk-weighted assets (3)	11.26	12.05	12.80	12.44	12.07

ASSET QUALITY
Nonperforming loans	$26,240	$23,658	$22,921	$23,095	$19,812	32
Foreclosed properties	2,714	3,234	2,736	2,739	5,060	(46)
Total nonperforming assets (NPAs)	28,954	26,892	25,657	25,834	24,872	16
Allowance for loan losses	61,085	58,914	58,605	59,500	60,543	1
Net charge-offs	1,501	1,061	1,635	1,623	1,679	(11)
Allowance for loan losses to loans	.75%	.76%	.81%	.85%	.87%
Net charge-offs to average loans (4)	.08	.06	.09	.09	.10
NPAs to loans and foreclosed properties	.35	.35	.36	.37	.36
NPAs to total assets	.24	.23	.23	.24	.23

AVERAGE BALANCES ($ in millions)
Loans	$7,993	$7,560	$7,149	$6,980	$6,904	16
Investment securities	2,870	2,991	2,800	2,775	2,822	2
Earning assets	11,076	10,735	10,133	9,899	9,872	12
Total assets	12,111	11,687	10,980	10,704	10,677	13
Deposits	9,759	9,624	8,913	8,659	8,592	14
Shareholders’ equity	1,336	1,310	1,193	1,123	1,093	22
Common shares - basic (thousands)	79,205	76,768	73,151	71,810	71,700	10
Common shares - diluted (thousands)	79,215	76,768	73,162	71,820	71,708	10

AT PERIOD END ($ in millions)
Loans	$8,184	$7,736	$7,203	$7,041	$6,965	18
Investment securities	2,731	2,937	2,847	2,787	2,767	(1)
Total assets	12,264	11,915	11,129	10,837	10,732	14
Deposits	9,993	9,808	9,127	8,736	8,752	14
Shareholders’ equity	1,357	1,303	1,221	1,133	1,102	23
Common shares outstanding (thousands)	79,123	77,580	73,403	70,981	70,973	11

(1) Excludes merger-related and other charges which includes amortization of certain executive change of control benefits, the fourth quarter 2017 impact of remeasurement of United's deferred tax assets following the passage of tax reform legislation and a first quarter 2017 release of disproportionate tax effects lodged in OCI. (2) Net income less preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss). (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Non-GAAP Performance Measures Reconciliation
Selected Financial Information

	2018	2017
	First	Fourth	Third	Second	First
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Quarter

Expense reconciliation
Expenses (GAAP)	$73,475	$75,882	$65,674	$63,229	$62,826
Merger-related and other charges	(2,646)	(7,358)	(3,420)	(1,830)	(2,054)
Expenses - operating	$70,829	$68,524	$62,254	$61,399	$60,772

Net income reconciliation
Net income (GAAP)	$37,658	$(11,916)	$27,946	$28,267	$23,524
Merger-related and other charges	2,646	7,358	3,420	1,830	2,054
Income tax benefit of merger-related and other charges	(628)	(1,165)	(1,147)	(675)	(758)
Impact of tax reform on remeasurement of deferred tax asset	-	38,199	-	-	-
Release of disproportionate tax effects lodged in OCI	-	-	-	-	3,400
Net income - operating	$39,676	$32,476	$30,219	$29,422	$28,220
Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$.47	$(.16)	$.38	$.39	$.33
Merger-related and other charges	.03	.08	.03	.02	.01
Impact of tax reform on remeasurement of deferred tax asset	-	.50	-	-	-
Release of disproportionate tax effects lodged in OCI	-	-	-	-	.05
Diluted income per common share - operating	$.50	$.42	$.41	$.41	$.39

Book value per common share reconciliation
Book value per common share (GAAP)	$17.02	$16.67	$16.50	$15.83	$15.40
Effect of goodwill and other intangibles	(4.06)	(3.02)	(2.39)	(2.09)	(2.10)
Tangible book value per common share	$12.96	$13.65	$14.11	$13.74	$13.30

Return on tangible common equity reconciliation
Return on common equity (GAAP)	11.11%	(3.57)%	9.22%	9.98%	8.54%
Merger-related and other charges	.60	1.86	.75	.41	.47
Impact of tax reform on remeasurement of deferred tax asset	-	11.44	-	-	-
Release of disproportionate tax effects lodged in OCI	-	-	-	-	1.24
Return on common equity - operating	11.71	9.73	9.97	10.39	10.25
Effect of goodwill and other intangibles	3.55	2.20	1.96	1.80	1.85
Return on tangible common equity - operating	15.26%	11.93%	11.93%	12.19%	12.10%

Return on assets reconciliation
Return on assets (GAAP)	1.26%	(.40)%	1.01%	1.06%	.89%
Merger-related and other charges	.07	.20	.08	.04	.05
Impact of tax reform on remeasurement of deferred tax asset	-	1.30	-	-	-
Release of disproportionate tax effects lodged in OCI	-	-	-	-	.13
Return on assets - operating	1.33%	1.10%	1.09%	1.10%	1.07%

Dividend payout ratio reconciliation
Dividend payout ratio (GAAP)	25.53%	(62.50)%	26.32%	23.08%	27.27%
Merger-related and other charges	(1.53)	12.04	(1.93)	(1.13)	(.98)
Impact of tax reform on remeasurement of deferred tax asset	-	74.27	-	-	-
Release of disproportionate tax effects lodged in OCI	-	-	-	-	(3.21)
Dividend payout ratio - operating	24.00%	23.81%	24.39%	21.95%	23.08%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	57.83%	63.03%	59.27%	57.89%	59.29%
Merger-related and other charges	(2.08)	(6.11)	(3.09)	(1.68)	(1.94)
Efficiency ratio - operating	55.75%	56.92%	56.18%	56.21%	57.35%

Average equity to assets reconciliation
Equity to assets (GAAP)	11.03%	11.21%	10.86%	10.49%	10.24%
Effect of goodwill and other intangibles	(2.21)	(1.69)	(1.41)	(1.26)	(1.28)
Tangible equity to assets	8.82	9.52	9.45	9.23	8.96
Effect of preferred equity	-	-	-	-	-
Tangible common equity to assets	8.82%	9.52%	9.45%	9.23%	8.96%

Tangible common equity to risk-weighted assets reconciliation
Tier 1 capital ratio (Regulatory)	11.68%	12.24%	12.27%	11.91%	11.46%
Effect of other comprehensive income	(.51)	(.29)	(.13)	(.15)	(.24)
Effect of deferred tax limitation	.43	.51	.94	.95	1.13
Effect of trust preferred	(.34)	(.36)	(.24)	(.25)	(.25)
Basel III intangibles transition adjustment	-	(.05)	(.04)	(.02)	(.03)
Tangible common equity to risk-weighted assets	11.26%	12.05%	12.80%	12.44%	12.07%

Net Interest Revenue

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. Management seeks to optimize this revenue while balancing interest rate, credit and liquidity risks. Net interest revenue for the first quarter of 2018 was $103 million, compared to $83.6 million for the first quarter of 2017. Taxable equivalent net interest revenue for the first quarter of 2018 was $104 million, which represents an increase of $19.8 million from the same period in 2017. The combination of the larger earning asset base from the acquisitions of NLFC, FOFN and HCSB, growth in the loan portfolio and a wider net interest margin were responsible for the increase in net interest revenue.

Average loans increased $1.09 billion, or 16%, from the first quarter of last year, while the yield on loans increased 62 basis points, reflecting the effect of rising interest rates on the floating rate loans in the portfolio and the acquisition of higher yielding loans from NLFC and FOFN.

Average interest-earning assets for the first quarter of 2018 increased $1.20 billion, or 12%, from the first quarter of 2017, which was due primarily to the increase in loans, including the acquisition of NLFC, FOFN and HCSB loans. Average investment securities for the first quarter of 2018 increased $47.7 million from a year ago, partially due to the Acquisitions. The average yield on the taxable investment portfolio increased three basis points from a year ago, primarily due to the impact of higher short-term interest rates on the floating rate portion of the securities portfolio.

Average interest-bearing liabilities of $7.53 billion for the first quarter of 2018 increased $705 million from the first quarter of 2017. Average non-interest-bearing deposits increased $452 million from the first quarter of 2017 to $3.10 billion for the first quarter of 2018. The average cost of interest-bearing liabilities for the first quarter of 2018 was .65% compared to .44% for the same period in 2017, reflecting higher average rates on interest-bearing deposits and short-term borrowings. Although the fed funds rate has increased 75 basis points since March 31, 2017, United’s cost of interest-bearing deposits has increased only 17 basis points over that same time period, which has contributed to margin expansion and increase in net interest revenue.

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

For the first quarters of 2018 and 2017, the net interest spread was 3.58% and 3.30%, respectively, while the net interest margin was 3.80% and 3.45%, respectively. The increase in the net interest margin reflects the impact of higher short-term interest rates on floating-rate loans and securities while the pricing on interest-bearing liabilities increased slightly from the prior year. Additionally, United was able to improve its overall yield on interest-earning assets through growth in the loan portfolio, which had a positive impact on the composition of interest-earning assets, and higher yields on fixed rate investments.

The following tables show the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the periods indicated.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended March 31,

	2018			2017
	Average		Avg.	Average		Avg.
(dollars in thousands, fully taxable equivalent (FTE))	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$7,993,339	$96,389	4.89%	$6,903,860	$72,741	4.27%
Taxable securities (3)	2,722,977	17,323	2.54	2,779,625	17,433	2.51
Tax-exempt securities (FTE) (1)(3)	146,531	1,309	3.57	42,180	457	4.33
Federal funds sold and other interest-earning assets	213,055	698	1.31	146,027	664	1.82

Total interest-earning assets (FTE)	11,075,902	115,719	4.23	9,871,692	91,295	3.74
Non-interest-earning assets:
Allowance for loan losses	(59,144)			(61,668)
Cash and due from banks	160,486			99,253
Premises and equipment	216,723			190,096
Other assets (3)	717,385			577,168
Total assets	$12,111,352			$10,676,541

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$2,083,703	1,113	.22	$1,959,678	597	.12
Money market	2,230,620	2,175	.40	2,065,449	1,426	.28
Savings	655,746	49	.03	560,634	27	.02
Time	1,535,216	2,241	.59	1,263,946	815	.26
Brokered time deposits	158,358	715	1.83	98,340	193	.80
Total interest-bearing deposits	6,663,643	6,293	.38	5,948,047	3,058	.21

Federal funds purchased and other borrowings	78,732	300	1.55	19,031	40	.85
Federal Home Loan Bank advances	511,727	2,124	1.68	681,117	1,430	.85
Long-term debt	274,480	3,288	4.86	175,142	2,876	6.66
Total borrowed funds	864,939	5,712	2.68	875,290	4,346	2.01

Total interest-bearing liabilities	7,528,582	12,005	.65	6,823,337	7,404	.44
Non-interest-bearing liabilities:
Non-interest-bearing deposits	3,095,405			2,643,630
Other liabilities	150,955			116,752
Total liabilities	10,774,942			9,583,719
Shareholders' equity	1,336,410			1,092,822
Total liabilities and shareholders' equity	$12,111,352			$10,676,541

Net interest revenue (FTE)		$103,714			$83,891
Net interest-rate spread (FTE)			3.58%			3.30%

Net interest margin (FTE) (4)			3.80%			3.45%

(1)	Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 26% in 2018 and 39% in 2017, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.
(3)	Securities available for sale are shown at amortized cost. Pretax unrealized losses of $28.3 million in 2018 and $5.38 million in 2017 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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

Table 3 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended March 31, 2018
	Compared to 2017
	Increase (decrease)
	Due to Changes in
	Volume	Rate	Total
Interest-earning assets:
Loans (FTE)	$12,345	$11,303	$23,648
Taxable securities	(358)	248	(110)
Tax-exempt securities (FTE)	945	(93)	852
Federal funds sold and other interest-earning assets	252	(218)	34
Total interest-earning assets (FTE)	13,184	11,240	24,424

Interest-bearing liabilities:
NOW accounts	40	476	516
Money market accounts	122	627	749
Savings deposits	5	17	22
Time deposits	207	1,219	1,426
Brokered deposits	167	355	522
Total interest-bearing deposits	541	2,694	3,235
Federal funds purchased & other borrowings	206	54	260
Federal Home Loan Bank advances	(426)	1,120	694
Long-term debt	1,332	(920)	412
Total borrowed funds	1,112	254	1,366
Total interest-bearing liabilities	1,653	2,948	4,601

Increase in net interest revenue (FTE)	$11,531	$8,292	$19,823

Provision for Credit Losses

The provision for credit losses is based on management’s evaluation of probable incurred losses in the loan portfolio and corresponding analysis of the allowance for credit losses at quarter-end. Provision for credit losses was $3.80 million for the first quarter of 2018, compared to $800,000 in the first quarter of 2017. The amount of provision recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, sufficient to cover incurred losses in the loan portfolio. In accordance with the accounting guidance for business combinations, there was no allowance for loan losses brought forward on loans acquired from NLFC on February 1, 2018. At March 31, 2018, United included the performing non-impaired loans acquired from NLFC in its general allowance calculation in order to reflect the necessary allowance for incurred losses, which accounted for a majority of the increase in the provision expense. For the three months ended March 31, 2018, net loan charge-offs as an annualized percentage of average outstanding loans were .08% compared to .10% for the same period in 2017.

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

Fee Revenue

Fee revenue for the three months ended March 31, 2018 was $22.4 million, an increase of $322,000, or 1%, compared to the first quarter of 2017. The following table presents the components of fee revenue for the periods indicated.

Table 4 - Fee Revenue

(in thousands)

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	Percent

Overdraft fees	$3,652	$3,397	$255	8
ATM and debit card fees	3,271	5,388	(2,117)	(39)
Other service charges and fees	2,002	1,819	183	10
Service charges and fees	8,925	10,604	(1,679)	(16)
Mortgage loan and related fees	5,359	4,424	935	21
Brokerage fees	872	1,410	(538)	(38)
Gains on sales of SBA/USDA loans	1,778	1,959	(181)	(9)
Customer derivatives	772	478	294	62
Securities losses, net	(940)	(2)	(938)
Other	5,630	3,201	2,429	76
Total fee revenue	$22,396	$22,074	$322	1

Service charges and fees of $8.93 million for the first quarter of 2018 were down $1.68 million, or 16%, from the first quarter of 2017. The decrease is primarily due to the effect of the Durbin Amendment, which took effect for United in the third quarter of 2017 and limited the amount of interchange fees earned on debit card transactions.

Mortgage loan and related fees for the first quarter of 2018 were up $935,000, or 21%, from the same period in 2017. The increase reflects United’s focus on growing the mortgage business by recruiting new mortgage lenders in key metropolitan markets and an increase in purchase and refinancing activity. In the first quarter of 2018, United closed 799 loans totaling $191 million compared with 697 loans totaling $151 million in the first quarter of 2017. United had $104 million in home purchase mortgage originations in the first quarter, which accounted for 56% of production volume, compared with $93.4 million, or 62% of production volume, for the same period a year ago.

Brokerage fees in the first quarter of 2018 decreased 38% compared to the first quarter of 2017, reflecting downtime associated with transitioning to a new third-party broker dealer.

In the first quarter of 2018, United realized $1.78 million in gains from the sales of the guaranteed portion of Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) loans, compared to $1.96 million in the same period of 2017. United’s SBA/USDA lending strategy includes selling a portion of the loan production each quarter. United retains the servicing rights on the sold loans and earns a fee for servicing the loans. In the first quarter of 2017, United sold the guaranteed portion of loans in the amount of $22.2 million, compared to $23.4 million for the same period a year ago.

Customer derivative fees were up $294,000 from the first quarter of 2017 due to higher demand for this product in the current rate environment.

United recognized net securities losses of $940,000 in the first quarter of 2018. The securities losses were part of a larger balance sheet management strategy that included the cancellation of $289 million notional in interest rate caps as well as the partial cancellation of other hedging instruments. The derivative cancellations resulted in gains of $1.16 million, which are included in other fee revenue. The securities losses and gains from derivative activities are mostly offsetting. The remaining increase in other fee revenue reflects volume driven increases in earnings on bank owned life insurance, increases in miscellaneous banking fees and increases in the value of equity investments held by United as well as approximately $800,000 in fees from the equipment finance business which came through the acquisition of NLFC on February 1, 2018.

Operating Expenses

The following table presents the components of operating expenses for the periods indicated.

Table 5 - Operating Expenses

(in thousands)

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	Percent

Salaries and employee benefits	$42,875	$36,691	$6,184	17
Communications and equipment	4,632	4,918	(286)	(6)
Occupancy	5,613	4,949	664	13
Advertising and public relations	1,515	1,061	454	43
Postage, printing and supplies	1,637	1,370	267	19
Professional fees	4,044	3,044	1,000	33
FDIC assessments and other regulatory charges	2,476	1,283	1,193	93
Amortization of intangibles	1,898	973	925	95
Other	6,731	6,483	248	4
Total excluding merger-related and other charges	71,421	60,772	10,649	18
Merger-related and other charges	2,054	2,054	-
Total operating expenses	$73,475	$62,826	$10,649	17

Operating expenses for the first quarter of 2018 totaled $73.5 million, up $10.6 million, or 17%, from the first quarter of 2017. The increase reflects the inclusion of the operating expenses of Acquisitions.

Salaries and employee benefits for the first quarter of 2018 were $42.9 million, up $6.18 million, or 17%, from the first quarter of 2017. The increase was due to a number of factors including investments in additional staff and new teams to expand Commercial Banking Solutions and other key areas and additional staff resulting from the Acquisitions. Full time equivalent headcount totaled 2,288 at March 31, 2018, up from 1,915 at March 31, 2017.

Occupancy expenses increased primarily due to higher depreciation and lease rental charges for the expanded branch network resulting from the Acquisitions. Professional fees for the first quarter of 2018 of $4.04 million were up $1.0 million, or 33%, from the first quarter of 2017. The increase was due primarily to the Acquisitions and increased legal fees associated with loan growth.

Amortization of intangibles of $1.90 million in the first quarter of 2018 increased relative to the same period in 2017 due to the additional amortization resulting from intangibles related to the HCSB and FOFN acquisitions.

In the first quarter of 2018, merger-related and other charges of $2.05 million consisted primarily of severance, conversion costs, branch closure costs and legal and professional fees. In the first quarter of 2017, merger-related and other charges of $2.05 million consisted primarily of severance, branch closure costs and technology equipment write offs.

Income Taxes

The income tax provision for the three months ended March 31, 2018 and 2017 was $10.7 million and $18.5 million, respectively, which represents an effective tax rate of 22.2% and 44.0%, respectively, for each period. The effective tax rate for the first quarter of 2018 reflects the lower federal income tax rate enacted following the passage of the Tax Act in the fourth quarter of 2017. The effective tax rate in the first quarter of 2017 was affected by the release of disproportionate tax effects. Upon reversal of United’s former full deferred tax valuation allowance in 2013, certain disproportionate tax effects were retained in accumulated other comprehensive income (loss). During the first quarter of 2017, with the maturity and termination of certain dedesignated cash flow hedges, the disproportionate tax effect associated with these hedges was reversed and recorded as a tax expense of $3.40 million, which increased the effective tax rate.

At March 31, 2018 and December 31, 2017, United maintained a valuation allowance on its net deferred tax asset of $4.57 million and $4.41 million, respectively. Management assesses the valuation allowance recorded against its net deferred tax asset at each reporting period. The determination of whether a valuation allowance for its net deferred tax asset is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

Based on all evidence considered as of March 31, 2018, management concluded that it is more likely than not that nearly all of its net deferred tax asset will be realized based upon future taxable income. The remaining valuation allowance of $4.57 million is related to specific state income tax credits that have short carryforward periods and are expected to expire unused.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management’s conclusion at March 31, 2018 that it was more likely than not that the net deferred tax asset of $86.5 million will be realized is based upon management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts that consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, the valuation allowance may need to be increased for some or all of its net deferred tax asset. Such an increase to the net deferred tax asset valuation allowance could have a material adverse effect on United’s financial condition and results of operations.

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

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of income tax computed by applying the statutory federal income tax rate to income before income taxes, can be found in Note 17 to the consolidated financial statements filed with United’s Annual Report on Form 10-K for the year ended December 31, 2017.

Balance Sheet Review

Total assets at March 31, 2018 and December 31, 2017 were $12.3 billion and $11.9 billion, respectively. Average total assets for the first quarter of 2018 were $12.1 billion, up from $10.7 billion in the first quarter of 2017.

The following table presents a summary of the loan portfolio.

Table 6 - Loans Outstanding

(in thousands)

	March 31,	December 31,
	2018	2017
By Loan Type
Owner occupied commercial real estate	$1,897,826	$1,923,993
Income producing commercial real estate	1,677,300	1,595,174
Commercial & industrial	1,142,428	1,130,990
Commercial construction	690,530	711,936
Equipment financing	422,532	-
Total commercial	5,830,616	5,362,093
Residential mortgage	992,111	973,544
Home equity lines of credit	712,275	731,227
Residential construction	189,662	183,019
Consumer direct	143,737	127,504
Indirect auto	315,848	358,185
Total loans	$8,184,249	$7,735,572

As a percentage of total loans:
Owner occupied commercial real estate	23%	25%
Income producing commercial real estate	21	21
Commercial & industrial	14	15
Commercial construction	8	9
Equipment financing	5	-
Total commercial	71	70
Residential mortgage	12	13
Home equity lines of credit	9	9
Residential construction	2	2
Consumer direct	2	2
Indirect auto	4	4
Total	100%	100%

By Geographic Location
North Georgia	$1,004,362	$1,018,945
Atlanta MSA	1,513,098	1,510,067
North Carolina	1,036,674	1,049,592
Coastal Georgia	635,427	629,919
Gainesville MSA	230,587	248,060
East Tennessee	473,368	474,515
South Carolina	1,537,124	1,485,632
Commercial Banking Solutions	1,437,761	960,657
Indirect auto	315,848	358,185
Total loans	$8,184,249	$7,735,572

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, South Carolina and Tennessee, including customers who have a seasonal residence in United’s market areas, or are generated by the Commercial Banking Solutions division that focuses on specific commercial loan businesses, such as SBA and franchise lending. More than 75% of the loans were secured by real estate. Total loans averaged $7.99 billion in the first quarter of 2018, compared with $6.90 billion in the first quarter of 2017, an increase of 16% which includes the Acquisitions. At March 31, 2018, total loans were $8.18 billion, an increase of $449 million from December 31, 2017, of which $359 million came through the acquisition of NLFC.

United’s home equity lines generally require the payment of interest only for a set period after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both principal and interest. At March 31, 2018 and December 31, 2017, the funded portion of home equity lines totaled $712 million and $731 million, respectively. Approximately 3% of the home equity lines at March 31, 2018 were amortizing. Of the $712 million in balances outstanding at March 31, 2018, $394 million, or 55%, were secured by first liens. At March 31, 2018, 54% of the total available home equity lines were drawn upon.

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

Asset Quality and Risk Elements

United manages asset quality and controls credit risk through review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices. United’s credit administration function is responsible for monitoring asset quality and Board of Directors approved portfolio limits, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures among all lending units. Additional information on the credit administration function is included in Item 1 under the heading Loan Review and Nonperforming Assets in United’s Annual Report on Form 10-K for the year ended December 31, 2017.

United classifies commercial performing loans as “substandard” when there is a well-defined weakness or weaknesses that jeopardizes the repayment by the borrower and there is a distinct possibility that United could sustain some loss if the deficiency is not corrected. United classifies consumer performing loans as “substandard” when the loan is in bankruptcy.

The table below presents performing classified loans for the last five quarters.

Table 7 - Performing Classified Loans

(in thousands)

	March 31,	December 31,	September 30,	June 30,	March 31,
	2018	2017	2017	2017	2017
By Category
Owner occupied commercial real estate	$42,096	$41,467	$37,147	$34,427	$41,536
Income producing commercial real estate	24,984	30,061	20,922	22,457	24,143
Commercial & industrial	11,003	11,879	10,740	7,247	10,372
Commercial construction	8,422	8,264	6,213	4,808	8,564
Equipment financing	414	-	-	-	-
Total commercial	86,919	91,671	75,022	68,939	84,615
Residential mortgage	14,824	15,323	15,914	12,929	14,632
Home equity	5,491	6,055	5,603	5,733	5,789
Residential construction	1,506	1,837	1,754	1,822	1,858
Consumer direct	1,142	515	508	627	657
Indirect auto	1,498	1,760	1,685	1,697	1,288
Total	$111,380	$117,161	$100,486	$91,747	$108,839

By Market
North Georgia	$26,243	$30,952	$30,049	$34,638	$38,092
Atlanta MSA	12,145	9,358	9,936	10,384	14,258
North Carolina	27,186	30,670	11,341	11,916	10,022
Coastal Georgia	3,075	3,322	2,791	3,062	6,957
Gainesville MSA	662	750	456	475	698
East Tennessee	12,402	10,953	10,620	7,089	6,781
South Carolina	26,800	27,212	31,123	21,763	30,612
Commercial Banking Solutions	1,369	2,184	2,485	723	131
Indirect auto	1,498	1,760	1,685	1,697	1,288
Total loans	$111,380	$117,161	$100,486	$91,747	$108,839

At March 31, 2018, performing classified loans totaled $111 million and decreased $5.78 million from the prior quarter-end, and increased $2.54 million from a year ago.

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

Table 8 - Allowance for Credit Losses

(in thousands)

	Three Months Ended March 31,
	2018	2017
Allowance for loan and lease losses at beginning of period	$58,914	$61,422
Charge-offs:
Owner occupied commercial real estate	60	25
Income producing commercial real estate	657	897
Commercial & industrial	384	216
Commercial construction	363	202
Equipment financing	139	-
Residential mortgage	70	542
Home equity lines of credit	124	471
Residential construction	-	-
Consumer direct	651	442
Indirect auto	436	420
Total loans charged-off	2,884	3,215
Recoveries:
Owner occupied commercial real estate	103	237
Income producing commercial real estate	235	27
Commercial & industrial	389	368
Commercial construction	97	572
Equipment financing	97	-
Residential mortgage	123	12
Home equity lines of credit	35	49
Residential construction	64	9
Consumer direct	160	207
Indirect auto	80	55
Total recoveries	1,383	1,536
Net charge-offs	1,501	1,679
Provision for loan and lease losses	3,672	800

Allowance for loan and lease losses at end of period	$61,085	$60,543

Allowance for unfunded commitments at beginning of period	$2,312	$2,002
Provision for losses on unfunded commitments	128	-
Allowance for unfunded commitments at end of period	2,440	2,002
Allowance for credit losses	$63,525	$62,545

Total loans and leases:
At period-end	$8,184,249	$6,964,990
Average	7,993,339	6,903,860

Allowance for loan and lease losses as a percentage of period-end loans and leases	.75%	.87%

As a percentage of average loans (annualized):
Net charge-offs	.08	.10
Provision for loan and lease losses	.19	.05

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

The allowance for credit losses, which includes a portion related to unfunded commitments, totaled $63.5 million at March 31, 2018, compared with $61.2 million at December 31, 2017. At March 31, 2018, the allowance for loan losses was $61.1 million, or .75% of loans, compared with $58.9 million, or ..76% of total loans, at December 31, 2017.

Management believes that the allowance for credit losses at March 31, 2018 reflects the probable incurred losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if management’s assessment of loan quality or collateral values change substantially with respect to one or more loan relationships or portfolios. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for credit losses in future periods if, in their opinion, the results of their review warrant such additions.

Nonperforming Assets

The table below summarizes nonperforming assets.

Table 9 - Nonperforming Assets

(in thousands)

	March 31,	December 31,
	2018	2017
Nonperforming loans	$26,240	$23,658
Foreclosed properties/other real estate owned (OREO)	2,714	3,234

Total nonperforming assets	$28,954	$26,892

Nonperforming loans as a percentage of total loans and leases	.32%	.31%
Nonperforming assets as a percentage of total loans and OREO	.35	.35
Nonperforming assets as a percentage of total assets	.24	.23

At March 31, 2018, nonperforming loans were $26.4 million compared to $23.7 million at December 31, 2017. Nonperforming assets, which include nonperforming loans and foreclosed real estate, totaled $29.0 million at March 31, 2018 and $26.9 million at December 31, 2017.

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

Purchased credit impaired (“PCI”) loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at March 31, 2018 or December 31, 2017 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

The following table summarizes nonperforming assets by category and market as of the dates indicated.

Table 10 - Nonperforming Assets by Category and Market

(in thousands)

	March 31, 2018			December 31, 2017
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs
BY CATEGORY
Owner occupied commercial real estate	$6,757	$1,121	$7,878	$4,923	$1,955	$6,878
Income producing commercial real estate	3,942	368	4,310	3,208	244	3,452
Commercial & industrial	1,917	-	1,917	2,097	-	2,097
Commercial construction	574	658	1,232	758	884	1,642
Equipment financing	428	-	428	-	-	-
Total commercial	13,618	2,147	15,765	10,986	3,083	14,069
Residential mortgage	8,724	232	8,956	8,776	136	8,912
Home equity lines of credit	2,149	335	2,484	2,024	15	2,039
Residential construction	378	-	378	192	-	192
Consumer direct	146	-	146	43	-	43
Indirect auto	1,225	-	1,225	1,637	-	1,637
Total NPAs	$26,240	$2,714	$28,954	$23,658	$3,234	$26,892

BY MARKET
North Georgia	$8,519	$85	$8,604	$7,310	$94	$7,404
Atlanta MSA	1,138	132	1,270	1,395	279	1,674
North Carolina	5,006	1,271	6,277	4,543	1,213	5,756
Coastal Georgia	1,887	-	1,887	2,044	20	2,064
Gainesville MSA	574	163	737	739	-	739
East Tennessee	1,511	10	1,521	1,462	-	1,462
South Carolina	3,443	483	3,926	3,433	1,059	4,492
Commercial Banking Solutions	2,937	570	3,507	1,095	569	1,664
Indirect auto	1,225	-	1,225	1,637	-	1,637
Total NPAs	$26,240	$2,714	$28,954	$23,658	$3,234	$26,892

At March 31, 2018 and December 31, 2017, United had $60.4 million and $58.1 million, respectively, in loans with terms that have been modified in TDRs. Included therein were $7.44 million and $5.50 million, respectively, of TDRs that were classified as nonaccrual and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $53.0 million and $52.6 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At March 31, 2018 and December 31, 2017, there were $65.3 million and $62.3 million, respectively, of loans classified as impaired under the definition outlined in the Accounting Standards Codification, including TDRs which are by definition considered impaired. Included in impaired loans at March 31, 2018 and December 31, 2017 was $17.9 million and $9.37 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value. The balance of impaired loans at March 31, 2018 and December 31, 2017 of $47.4 million and $52.9 million, respectively, had specific reserves that totaled $3.89 million and $3.26 million, respectively. The average recorded investment in impaired loans for the first quarters of 2018 and 2017 was $66.2 million and $81.9 million, respectively. For the three months ended March 31, 2018, United recognized $746,000 in interest revenue on impaired loans compared to $957,000 for the same period of the prior year.

The table below summarizes activity in nonperforming assets for the periods indicated.

Table 11 - Activity in Nonperforming Assets

(in thousands)

	First Quarter 2018			First Quarter 2017
	Nonaccrual	Foreclosed	Total	Nonaccrual	Foreclosed	Total
	Loans	Properties	NPAs	Loans	Properties	NPAs

Beginning Balance	$23,658	$3,234	$26,892	$21,539	$7,949	$29,488
Acquisitions	428	-	428	-	-	-
Loans placed on non-accrual	7,463	-	7,463	3,172	-	3,172
Payments received	(3,534)	-	(3,534)	(3,046)	-	(3,046)
Loan charge-offs	(1,150)	-	(1,150)	(1,292)	-	(1,292)
Foreclosures	(625)	625	-	(561)	561	-
Property sales	-	(957)	(957)	-	(3,077)	(3,077)
Write downs	-	(72)	(72)	-	(480)	(480)
Net gains (losses) on sales	-	(116)	(116)	-	107	107
Ending Balance	$26,240	$2,714	$28,954	$19,812	$5,060	$24,872

Foreclosed property is initially recorded at fair value, less estimated costs to sell. If the fair value, less estimated costs to sell at the time of foreclosure is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the lesser of fair value, less estimated costs to sell or the listed selling price, less the costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property expense. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. For the first quarter of 2018, United transferred $625,000 of loans into foreclosed property through foreclosures. During the same period, proceeds from sales of foreclosed property were $957,000.

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

At March 31, 2018 and December 31, 2017, United had securities held-to-maturity with a carrying amount of $312 million and $321 million, respectively, and securities available-for-sale totaling $2.42 billion and $2.62 billion, respectively. At March 31, 2018 and December 31, 2017, the securities portfolio represented approximately 22% and 25%, respectively, of total assets.

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

Management evaluates its securities portfolio each quarter to determine if any security is considered to be other than temporarily impaired. In making this evaluation, management considers its ability and intent to hold securities to recover current market losses. Losses on United’s fixed income securities at March 31, 2018 primarily reflect the effect of changes in interest rates. United did not recognize any other than temporary impairment losses on its investment securities during the first quarter of 2018 or 2017.

At March 31, 2018 and December 31, 2017, 14% and 15%, respectively, of the securities portfolio was invested in floating-rate securities or fixed-rate securities that were swapped to floating rates in order to manage exposure to rising interest rates.

Goodwill and Core Deposit Intangibles

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets.

Core deposit intangibles, representing the value of acquired deposit relationships, and noncompete agreements are amortizing intangible assets that are required to be tested for impairment only when events or circumstances indicate that impairment may exist. There were no events or circumstances that led management to believe that any impairment exists in goodwill or other intangible assets.

Deposits

Total customer deposits, excluding brokered deposits, as of March 31, 2018 were $9.58 billion, compared to $9.44 billion at December 31, 2017. Total core transaction deposits (demand, NOW, money market and savings deposits, excluding public funds deposits) of $6.91 billion at March 31, 2018 increased $139 million since December 31, 2017. United’s high level of service, as evidenced by its strong customer satisfaction scores, has been instrumental in attracting and retaining core transaction deposit accounts.

Total time deposits, excluding brokered deposits, as of March 31, 2018 were $1.52 billion, down $27.5 million from December 31, 2017. United has allowed some attrition of certificates of deposit, as funding needs have been met with lower cost transaction account deposits.

Brokered deposits totaled $411 million as of March 31, 2018, an increase of $39.7 million from December 31, 2017 due to an increase in the balance of lower-cost brokered NOW deposits and brokered time deposits which are generally swapped to LIBOR.

Borrowing Activities

The Bank is a shareholder in the Federal Home Loan Bank of Atlanta (“FHLB”). Through this affiliation, FHLB secured advances totaled $435 million and $505 million, respectively, as of March 31, 2018 and December 31, 2017. United anticipates continued use of this short and long-term source of funds. Additional information regarding FHLB advances is provided in Note 13 to the consolidated financial statements included in United’s Annual Report on Form 10-K for the year ended December 31, 2017.

Contractual Obligations

There have not been any material changes to United’s contractual obligations since December 31, 2017.

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

Interest Rate Sensitivity Management

The absolute level and volatility of interest rates can have a significant effect on profitability, primarily in United’s core community banking activities of extending loans and accepting deposits. The objective of interest rate risk management is to identify and manage the sensitivity of net interest revenue to changing interest rates, consistent with United’s overall financial goals. Based on economic conditions, asset quality and various other considerations, management establishes tolerance ranges for interest rate sensitivity and manages within these ranges.

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

One of the tools management uses to estimate and manage the sensitivity of net interest revenue to changes in interest rates is an asset/liability simulation model. Resulting estimates are based upon a number of assumptions for each scenario, including loan and deposit re-pricing characteristics and the rate of prepayments. ALCO periodically reviews the assumptions for reasonableness based on historical data and future expectations; however, actual net interest revenue may differ from model results. The primary objective of the simulation model is to measure the potential change in net interest revenue over time using multiple interest rate scenarios. The base scenario assumes rates remain flat and is the scenario to which all others are compared in order to measure the change in net interest revenue. Policy limits are based on immediate rate shock scenarios, as well as gradually rising and falling rate scenarios, which are all compared to the base scenario. Another commonly analyzed scenario is a most-likely scenario that projects the expected change in rates based on the slope of the forward yield curve. Other scenarios analyzed may include delayed rate shocks, yield curve steepening or flattening, or other variations in rate movements. While the primary policy scenarios focus on a twelve-month time frame, longer time horizons are also modeled.

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

Table 12 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	March 31, 2018		December 31, 2017
Change in Rates	Shock	Ramp	Shock	Ramp
100 basis point increase	(0.1)%	(0.6)%	0.1%	(0.3)%
100 basis point decrease	(6.4)	(4.9)	(7.4)	(6.2)

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

From time to time, United will terminate hedging positions when conditions change and the position is no longer necessary to manage overall sensitivity to changes in interest rates. In those situations where the terminated contract was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the contract, the resulting gain or loss is amortized over the remaining life of the original contract. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization. United expects that $454,000 will be reclassified as an increase to interest expense from other comprehensive income over the next twelve months related to these terminated cash flow hedges.

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

At March 31, 2018, United had cash and cash equivalent balances of $352 million and had sufficient qualifying collateral to increase FHLB advances by $863 million and Federal Reserve discount window borrowing capacity of $1.27 billion. United also has the ability to raise substantial funds through brokered deposits. In addition to these wholesale sources, United has the ability to attract retail deposits by competing more aggressively on pricing.

As disclosed in the consolidated statement of cash flows, net cash provided by operating activities was $72.5 million for the three months ended March 31, 2018. Net income of $37.7 million for the three-month period included non-cash expenses for the following: deferred income tax expense of $10.2 million, depreciation, amortization and accretion of $10.5 million, provision expense of $3.80 million and stock-based compensation expense of $1.15 million. Other sources of cash from operating activities included an increase in accrued expenses and other liabilities of $1.37 million and a decrease in loans held for sale of $8.83 million. Net cash provided by investing activities of $37.0 million consisted primarily of $13.8 million in proceeds from maturities and calls of investment securities held-to-maturity, $114 million in proceeds from the sale of investment securities available-for-sale and $85.3 million in proceeds from maturities and calls of investment securities available-for-sale. These sources of cash were partially offset by a $79.4 million net increase in loans, purchases of investment securities available-for-sale totaling $30.2 million and cash paid for acquisitions of $56.8 million. Net cash used in financing activities of $71.5 million consisted primarily of a net decrease in short-term borrowings of $265 million and a net decrease in FHLB advances of $70.0 million, partially offset by a net increase in deposits of $186 million and issuance of subordinated debt of $98.2 million. In the opinion of management, United’s liquidity position at March 31, 2018, was sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

Shareholders’ equity at March 31, 2018 was $1.36 billion, an increase of $53.4 million from December 31, 2017 due to shares issued for the NLFC acquisition plus year-to-date earnings less dividends declared and a decrease in the value of available-for-sale securities. Accumulated other comprehensive loss, which includes unrealized gains and losses on securities available-for-sale, the unrealized gains and losses on derivatives qualifying as cash flow hedges and unamortized prior service cost and actuarial gains and losses on United’s modified retirement plan, is excluded in the calculation of regulatory capital adequacy ratios.

The following table shows United’s capital ratios, as calculated under applicable regulatory guidelines, at March 31, 2018 and December 31, 2017. As of March 31, 2018, capital levels remained characterized as “well-capitalized” under the Basel III Capital Rules in effect at the time.

Table 13 – Capital Ratios

(dollars in thousands)

			United Community Banks, Inc.
	Basel III Guidelines		(Consolidated)		United Community Bank
		Well	March 31,	December 31,	March 31,	December 31,
	Minimum	Capitalized	2018	2017	2018	2017
Risk-based ratios:
Common equity tier 1 capital	4.5%	6.5%	11.34%	11.98%	13.43%	12.93%
Tier I capital	6.0	8.0	11.68	12.24	13.43	12.93
Total capital	8.0	10.0	13.59	13.06	14.13	13.63
Leverage ratio	4.0	5.0	9.10	9.44	10.47	9.98

Common equity tier 1 capital			$1,036,836	$1,053,983	$1,226,544	$1,135,728
Tier I capital			1,068,286	1,076,465	1,226,544	1,135,728
Total capital			1,243,446	1,149,191	1,290,069	1,196,954

Risk-weighted assets			9,146,981	8,797,387	9,129,882	8,781,177
Average total assets			11,745,243	11,403,248	11,713,088	11,385,716

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2018 and 2017.

Table 14 - Stock Price Information

	2018				2017
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume

First quarter	$33.60	$27.73	$31.65	529,613	$30.47	$25.29	$27.69	459,018
Second quarter					28.57	25.39	27.80	402,802
Third quarter					29.02	24.47	28.54	365,102
Fourth quarter					29.60	25.76	28.14	365,725

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in United’s market risk as of March 31, 2018 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2017. The interest rate sensitivity position at March 31, 2018 is included in management’s discussion and analysis on page 60 of this report.

Item 4. Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of United’s disclosure controls and procedures as of March 31, 2018. Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There have been no material changes from the risk factors previously disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares repurchased during the first quarter of 2018.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2018 - January 31, 2018	-	$-	-	$36,342
February 1, 2018 - February 28, 2018	-	-	-	36,342
March 1, 2018 - March 31, 2018	-	-	-	36,342
Total	-	$-	-	$36,342

(1) On March 22, 2016, United announced that its Board of Directors had authorized a program to repurchase up to $50 million of United’s outstanding common stock through December 31, 2017. In November of 2017, the Board of Directors extended this program through December 31, 2018. Under the program, the shares may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program depends on a number of factors, including the market price of United’s common stock, general market and economic conditions, and applicable legal requirements. As of March 31, 2018, the remaining authorization was $36.3 million.

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

Date: May 8, 2018

