Form 10-Q
period 2018-06-30
UNITED COMMUNITY BANKS INC
filed 2018-08-06
CIK 857855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018
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
YES ☐ NO ☒

Common stock, par value $1 per share 79,141,038 shares outstanding as of July 31, 2018.

Part I – Financial Information
UNITED COMMUNITY BANKS, INC. Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017

Interest revenue:
Loans, including fees	$103,492	$74,825	$199,961	$147,552
Investment securities, including tax exempt of $1,025 and $357, and $1,997 and $636	18,254	17,778	36,549	35,490
Deposits in banks and short-term investments	469	563	995	1,082
Total interest revenue	122,215	93,166	237,505	184,124

Interest expense:
Deposits:
NOW	1,303	635	2,416	1,232
Money market	2,583	1,559	4,758	2,985
Savings	35	28	84	55
Time	4,198	1,379	7,154	2,387
Total deposit interest expense	8,119	3,601	14,412	6,659
Short-term borrowings	198	101	498	141
Federal Home Loan Bank advances	1,636	1,464	3,760	2,894
Long-term debt	3,786	2,852	7,074	5,728
Total interest expense	13,739	8,018	25,744	15,422
Net interest revenue	108,476	85,148	211,761	168,702
Provision for credit losses	1,800	800	5,600	1,600
Net interest revenue after provision for credit losses	106,676	84,348	206,161	167,102

Noninterest income:
Service charges and fees	8,794	10,701	17,719	21,305
Mortgage loan and other related fees	5,307	4,811	10,666	9,235
Brokerage fees	1,201	1,146	2,073	2,556
Gains from sales of SBA/USDA loans	2,401	2,626	4,179	4,585
Securities (losses) gains, net	(364)	4	(1,304)	2
Other	6,001	4,397	12,403	8,076
Total noninterest income	23,340	23,685	45,736	45,759
Total revenue	130,016	108,033	251,897	212,861

Noninterest expenses:
Salaries and employee benefits	45,363	37,338	88,238	74,029
Communications and equipment	4,849	4,978	9,481	9,896
Occupancy	5,547	4,908	11,160	9,857
Advertising and public relations	1,384	1,260	2,899	2,321
Postage, printing and supplies	1,685	1,346	3,322	2,716
Professional fees	3,464	2,371	7,508	5,415
FDIC assessments and other regulatory charges	1,973	1,348	4,449	2,631
Amortization of intangibles	1,847	900	3,745	1,873
Merger-related and other charges	2,280	1,830	4,334	3,884
Other	8,458	6,950	15,189	13,433
Total noninterest expenses	76,850	63,229	150,325	126,055
Net income before income taxes	53,166	44,804	101,572	86,806
Income tax expense	13,532	16,537	24,280	35,015
Net income	$39,634	$28,267	$77,292	$51,791

Net income available to common shareholders	$39,359	$28,267	$76,740	$51,791

Earnings per common share:
Basic	$0.49	$0.39	$0.97	$0.72
Diluted	0.49	0.39	0.97	0.72
Weighted average common shares outstanding:
Basic	79,745	71,810	79,477	71,798
Diluted	79,755	71,820	79,487	71,809

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2018
Net income	$53,166	$(13,532)	$39,634	$101,572	$(24,280)	$77,292
Other comprehensive loss:
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during period	(9,574)	2,310	(7,264)	(38,838)	9,464	(29,374)
Reclassification adjustment for losses included in net income	364	(97)	267	1,304	(317)	987
Net unrealized losses	(9,210)	2,213	(6,997)	(37,534)	9,147	(28,387)
Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity	218	(55)	163	439	(109)	330
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	143	(38)	105	290	(76)	214
Net actuarial loss on defined benefit pension plan	—	—	—	(5)	1	(4)
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	227	(73)	154	454	(131)	323
Net defined benefit pension plan activity	227	(73)	154	449	(130)	319

Total other comprehensive loss	(8,622)	2,047	(6,575)	(36,356)	8,832	(27,524)

Comprehensive income	$44,544	$(11,485)	$33,059	$65,216	$(15,448)	$49,768

2017
Net income	$44,804	$(16,537)	$28,267	$86,806	$(35,015)	$51,791
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	11,120	(4,217)	6,903	17,628	(6,681)	10,947
Reclassification adjustment for gains included in net income	(4)	—	(4)	(2)	(1)	(3)
Net unrealized gains	11,116	(4,217)	6,899	17,626	(6,682)	10,944
Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity	261	(98)	163	571	(214)	357
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	177	(69)	108	590	(230)	360
Reclassification of disproportionate tax effect related to terminated cash flow hedges	—	—	—	—	3,400	3,400
Net cash flow hedge activity	177	(69)	108	590	3,170	3,760
Net actuarial gain (loss) on defined benefit pension plan	82	(32)	50	(718)	280	(438)
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	200	(78)	122	400	(157)	243
Net defined benefit pension plan activity	282	(110)	172	(318)	123	(195)

Total other comprehensive income	11,836	(4,494)	7,342	18,469	(3,603)	14,866

Comprehensive income	$56,640	$(21,031)	$35,609	$105,275	$(38,618)	$66,657

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. Consolidated Balance Sheets (Unaudited)

	June 30, 2018	December 31, 2017
(in thousands, except share data)

ASSETS
Cash and due from banks	$125,013	$129,108
Interest-bearing deposits in banks	191,355	185,167
Cash and cash equivalents	316,368	314,275
Securities available for sale	2,536,294	2,615,850
Securities held to maturity (fair value $291,463 and $321,276)	297,569	321,094
Loans held for sale (includes $34,813 and $26,252 at fair value)	34,813	32,734
Loans and leases, net of unearned income	8,220,271	7,735,572
Less allowance for loan and lease losses	(61,071)	(58,914)
Loans and leases, net	8,159,200	7,676,658
Premises and equipment, net	202,098	208,852
Bank owned life insurance	190,649	188,970
Accrued interest receivable	33,114	32,459
Net deferred tax asset	77,274	88,049
Derivative financial instruments	29,896	22,721
Goodwill and other intangible assets	327,174	244,397
Other assets	181,091	169,401
Total assets	$12,385,540	$11,915,460
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Demand	$3,245,701	$3,087,797
NOW	2,031,396	2,131,939
Money market	2,036,588	2,016,748
Savings	683,689	651,742
Time	1,524,635	1,548,460
Brokered	444,079	371,011
Total deposits	9,966,088	9,807,697
Short-term borrowings	9,325	50,000
Federal Home Loan Bank advances	560,000	504,651
Long-term debt	308,434	120,545
Derivative financial instruments	37,261	25,376
Accrued expenses and other liabilities	125,323	103,857
Total liabilities	11,006,431	10,612,126
Shareholders' equity:
Common stock, $1 par value; 150,000,000 shares authorized; 79,137,810 and 77,579,561 shares issued and outstanding	79,138	77,580
Common stock issuable; 616,549 and 607,869 shares	9,509	9,083
Capital surplus	1,497,517	1,451,814
Accumulated deficit	(154,290)	(209,902)
Accumulated other comprehensive loss	(52,765)	(25,241)
Total shareholders' equity	1,379,109	1,303,334
Total liabilities and shareholders' equity	$12,385,540	$11,915,460

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) For the Six Months Ended June 30,

(in thousands, except share and per share data)	Common Stock	Common Stock Issuable	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2016	$70,899	$7,327	$1,275,849	$(251,857)	$(26,483)	$1,075,735
Net income				51,791		51,791
Other comprehensive income					14,866	14,866
Common stock issued to dividend reinvestment plan and employee benefit plans (8,569 shares)	9		207			216
Amortization of stock option and restricted stock awards			3,149			3,149
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (40,954 shares issued, 58,784 shares deferred)	41	887	(1,612)			(684)
Deferred compensation plan, net, including dividend equivalents		216				216
Shares issued from deferred compensation plan, net of shares surrendered to cover payroll taxes (32,279 shares)	32	(368)	229			(107)
Common stock dividends ($0.18 per share)				(12,978)		(12,978)
Cumulative effect of change in accounting principle				437		437
Balance, June 30, 2017	$70,981	$8,062	$1,277,822	$(212,607)	$(11,617)	$1,132,641

Balance, December 31, 2017	$77,580	$9,083	$1,451,814	$(209,902)	$(25,241)	$1,303,334
Net income				77,292		77,292
Other comprehensive loss					(27,524)	(27,524)
Exercise of stock options (12,000 shares)	12		130			142
Common stock issued to dividend reinvestment plan and employee benefit plans (9,853 shares)	10		275			285
Common stock issued for acquisition (1,443,987 shares)	1,444		44,302			45,746
Amortization of stock option and restricted stock awards			2,276			2,276
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (46,409 shares issued, 47,419 shares deferred)	46	884	(1,916)			(986)
Deferred compensation plan, net, including dividend equivalents		234				234
Shares issued from deferred compensation plan, net of shares surrendered to cover payroll taxes (46,000 shares)	46	(692)	636			(10)
Common stock dividends ($0.27 per share)				(21,680)		(21,680)
Balance, June 30, 2018	$79,138	$9,509	$1,497,517	$(154,290)	$(52,765)	$1,379,109

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2018	2017
Operating activities:
Net income	$77,292	$51,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	17,068	12,932
Provision for credit losses	5,600	1,600
Stock based compensation	2,276	3,149
Deferred income tax expense	22,782	35,685
Securities losses (gains), net	1,304	(2)
Gains from sales of SBA/USDA loans	(4,179)	(4,585)
Net losses and write downs on sales of other real estate owned	260	471
Changes in assets and liabilities:
Other assets and accrued interest receivable	(18,799)	(425)
Accrued expenses and other liabilities	12,273	(7,191)
Mortgage loans held for sale	513	4,167
Net cash provided by operating activities	116,390	97,592

Investing activities:
Investment securities held to maturity:
Proceeds from maturities and calls of securities held to maturity	35,531	31,369
Purchases of securities held to maturity	(11,983)	(13,433)
Investment securities available for sale:
Proceeds from sales of securities available for sale	140,296	94,650
Proceeds from maturities and calls of securities available for sale	174,284	309,054
Purchases of securities available for sale	(280,241)	(412,407)
Net increase in loans	(117,492)	(115,952)
Purchase of bank owned life insurance	—	(10,000)
Proceeds from sales of premises and equipment	589	5
Purchases of premises and equipment	(9,959)	(11,687)
Net cash paid for acquisition	(56,800)	—
Proceeds from sale of other real estate	1,986	5,781
Net cash used in investing activities	(123,789)	(122,620)

Financing activities:
Net change in deposits	159,015	98,694
Net change in short-term borrowings	(255,598)	(5,000)
Repayments of long-term debt	(30,023)	—
Proceeds from FHLB advances	1,375,000	2,710,000
Repayments of FHLB advances	(1,319,003)	(2,750,000)
Proceeds from issuance of subordinated debt, net of issuance costs	98,188	—
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	285	216
Proceeds from exercise of stock options	142	—
Cash paid for shares withheld to cover payroll taxes upon vesting of restricted stock	(996)	(791)
Cash dividends on common stock	(17,518)	(12,253)
Net cash provided by financing activities	9,492	40,866

Net change in cash and cash equivalents, including restricted cash	2,093	15,838

Cash and cash equivalents, including restricted cash, at beginning of period	314,275	217,348

Cash and cash equivalents, including restricted cash, at end of period	$316,368	$233,186

Supplemental disclosures of cash flow information:
Interest paid	$23,518	$15,346
Income taxes paid	4,345	4,651
Significant non-cash investing and financing transactions:
Unsettled securities purchases	—	20,269
Unsettled government guaranteed loan sales	18,800	26,107
Transfers of loans to foreclosed properties	1,609	1,042
Acquisitions:
Assets acquired	481	—
Liabilities assumed	351	—
Net assets acquired	130	—

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

Cash and Cash Equivalents

Restricted Cash

The terms of securitizations acquired with NLFC Holdings Corp. (“NLFC”) require various restricted cash accounts. These cash accounts were funded from either a portion of the proceeds from the issuance of notes or from the collections on leases and loans that were conveyed in the securitization. These restricted cash accounts provide additional collateral to the note holders under specific provisions of the securitizations which govern when funds in these accounts may be released as well as conditions under which collections on contracts transferred to the securitizations may be used to fund deposits into the restricted cash accounts. At June 30, 2018, these restricted cash accounts totaled $10.8 million and were included in interest-bearing deposits in banks on the consolidated balance sheet.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. Application of this update will primarily be on a modified retrospective

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

approach, although the guidance for debt securities for which an other-than-temporary impairment has been recognized before the effective date and for loans previously covered by ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality will be applied on a prospective basis. For public entities, this update is effective for fiscal years beginning after December 15, 2019. Upon adoption, United expects that the allowance for credit losses will be higher given the change to estimated losses for the estimated life of the financial asset, however management is still in the process of determining the magnitude of the increase. Management has formed a steering committee and has completed a gap assessment that became the basis for a full project plan. In addition, management has selected a vendor model and begun the implementation phase of the project plan. United expects to run parallel for the four quarters leading up to the effective date to ensure it is prepared for implementation by the effective date.

In May 2018, the FASB issued ASU No. 2018-06, Codification Improvements to Topic 942, Financial Services - Depository and Lending. This update superseded outdated guidance related to the Office of the Comptroller of the Currency’s Banking Circular 202, Accounting for Net Deferred Tax Charges. United does not expect the new guidance to have a material impact on the consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based payment awards will be measured at the grant-date fair value of the equity instruments that an entity is obligated to issue when the service has been rendered, subject to the probability of satisfying performance conditions when applicable. For public entities, this update is effective for fiscal years beginning after December 15, 2018. United does not expect the new guidance to have a material impact on the consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-08, Not for Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made. This update clarifies the guidance about whether a transfer of assets (or the reduction, settlement or cancellation of liabilities) is a contribution or an exchange transaction. In addition, the guidance clarifies the determination of whether a transaction is conditional. For public entities, this update is effective for contributions made in fiscal years beginning after December 15, 2018. United does not expect the new guidance to have a material impact on the consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements to address stakeholder suggestions for minor corrections and clarifications within the codification. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this update do not require transition guidance and will be effective upon issuance of this update. However, many of the amendments in this update do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. United does not expect the new guidance to have a material impact on the consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842. Leases to address certain narrow aspects of the guidance issued in ASU No. 2016-02. This guidance did not change United’s assessment of the impact of ASU No. 2016-02 on the consolidated financial statements as described above.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Note 3 – Acquisitions

Acquisition of NLFC Holdings Corp.

On February 1, 2018, United completed the acquisition of NLFC and its wholly-owned subsidiary, Navitas Credit Corp (“Navitas”). Navitas is a specialty lending company providing equipment finance credit services to small and medium-sized businesses nationwide. In connection with the acquisition, United acquired $393 million of assets and assumed $350 million of liabilities. Under the terms of the merger agreement, NLFC shareholders received $130 million in total consideration, of which $84.5 million was paid in cash and $45.7 million was paid in United common stock. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $87.4 million, representing the intangible value of NLFC’s business and reputation within the markets it served. None of the goodwill recognized is expected to be deductible for income tax purposes.

United’s operating results for the three and six months ended June 30, 2018 include the operating results of the acquired assets and assumed liabilities for the period subsequent to the acquisition date of February 1, 2018.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below (in thousands).

	As Recorded by NLFC	Fair Value Adjustments (1)	As Recorded by United
Assets
Cash and cash equivalents	$27,700	—	$27,700
Loans and leases, net	365,533	(7,181)	358,352
Premises and equipment, net	628	(304)	324
Net deferred tax asset	—	2,873	2,873
Other assets	5,117	(1,066)	4,051
Total assets acquired	$398,978	$(5,678)	$393,300
Liabilities
Short-term borrowings	$214,923	$—	$214,923
Long-term debt	119,402	—	119,402
Other liabilities	17,059	(951)	16,108
Total liabilities assumed	351,384	(951)	350,433
Excess of assets acquired over liabilities assumed	$47,594
Aggregate fair value adjustments		$(4,727)
Total identifiable net assets			$42,867
Consideration transferred
Cash			84,500
Common stock issued (1,443,987 shares)			45,746
Total fair value of consideration transferred			130,246
Goodwill			$87,379

(1) Fair values are preliminary and are subject to refinement for a period not to exceed one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

Since the acquisition date, within the one year measurement period, United received additional information regarding the fair value of loans. As a result, the provisional value assigned to the acquired loans was reduced by $526,000, partially offset by acquisition-related adjustments to deferred tax assets. The net of the adjustments was reflected as a $390,000 increase to goodwill.

The following table presents additional information related to the acquired loan and lease portfolio at the acquisition date (in thousands):

February 1, 2018
Accounted for pursuant to ASC 310-30:
Contractually required principal and interest	$24,711
Non-accretable difference	5,505
Cash flows expected to be collected	19,206
Accretable yield	1,977
Fair value	$17,229

Excluded from ASC 310-30:
Fair value	$341,123
Gross contractual amounts receivable	389,432
Estimate of contractual cash flows not expected to be collected	8,624

In January 2018, after announcement of its intention to acquire NLFC but prior to the completion of the acquisition, United purchased $19.9 million in loans from NLFC in a transaction separate from the business combination.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Pro forma information

The following table discloses the impact of the merger with NLFC since the acquisition date through June 30, 2018. The table also presents certain pro forma information as if NLFC had been acquired on January 1, 2017. These results combine the historical results of the acquired entity with United’s consolidated statement of income and, while adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition taken place in earlier years.

Merger-related costs from the NLFC acquisition of $118,000 and $4.83 million, respectively, have been excluded from the three and six months 2018 pro forma information presented below and included in the three and six months 2017 pro forma information below. The actual results and pro forma information were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	Revenue	Net Income	Revenue	Net Income
2018
Actual NLFC results included in statement of income since acquisition date	$6,624	$2,686	$10,237	$3,496
Supplemental consolidated pro forma as if NLFC had been acquired January 1, 2017	130,288	39,924	255,119	78,989

2017
Supplemental consolidated pro forma as if NLFC had been acquired January 1, 2017	$112,004	$28,715	$220,510	$49,595

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

Acquisition of HCSB Financial Corporation

On July 31, 2017, United completed the acquisition of HCSB Financial Corporation (“HCSB”) and its wholly-owned bank subsidiary, Horry County State Bank. Information related to the fair value of assets and liabilities acquired from HCSB is included in United’s Annual Report on Form 10-K for the year ended December 31, 2017. During second quarter 2018, within the one-year measurement period, United received additional information regarding the acquisition date fair value of premises and equipment. As a result, the provisional value assigned to the acquired premises and equipment has been adjusted to $7.42 million, which represents a decrease of $493,000 from the amount previously disclosed. The tax effect of this adjustment was reflected as an increase to the deferred tax asset of $190,000, resulting in a net $303,000 increase to goodwill.

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

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet		Gross Amounts not Offset in the Balance Sheet
June 30, 2018			Net Asset Balance	Financial Instruments	Collateral Received	Net Amount
Repurchase agreements / reverse repurchase agreements	$50,000	$(50,000)	$—	$—	$—	$—
Derivatives	29,896	—	29,896	(553)	(13,799)	15,544
Total	$79,896	$(50,000)	$29,896	$(553)	$(13,799)	$15,544

Weighted average interest rate of reverse repurchase agreements	2.70%

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Gross Amounts not Offset in the Balance Sheet
				Financial Instruments	Collateral Pledged	Net Amount
Repurchase agreements / reverse repurchase agreements	$50,000	$(50,000)	$—	$—	$—	$—
Derivatives	37,261	—	37,261	(553)	(18,438)	18,270
Total	$87,261	$(50,000)	$37,261	$(553)	$(18,438)	$18,270

Weighted average interest rate of repurchase agreements	1.95%

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet		Gross Amounts not Offset in the Balance Sheet
December 31, 2017			Net Asset Balance	Financial Instruments	Collateral Received	Net Amount
Repurchase agreements / reverse repurchase agreements	$100,000	$(100,000)	$—	$—	$—	$—
Derivatives	22,721	—	22,721	(1,490)	(6,369)	14,862
Total	$122,721	$(100,000)	$22,721	$(1,490)	$(6,369)	$14,862

Weighted average interest rate of reverse repurchase agreements	1.95%

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net	Gross Amounts not Offset in the Balance Sheet
			Liability Balance	Financial Instruments	Collateral Pledged	Net Amount
Repurchase agreements / reverse repurchase agreements	$100,000	$(100,000)	$—	$—	$—	$—
Derivatives	25,376	—	25,376	(1,490)	(17,190)	6,696
Total	$125,376	$(100,000)	$25,376	$(1,490)	$(17,190)	$6,696

Weighted average interest rate of repurchase agreements	1.20%

At June 30, 2018, United recognized the right to reclaim cash collateral of $18.4 million and the obligation to return cash collateral of $13.8 million. At December 31, 2017, United recognized the right to reclaim cash collateral of $17.2 million and the obligation to return cash collateral of $6.37 million. The right to reclaim cash collateral and the obligation to return cash collateral were included in the consolidated balance sheets in other assets and other liabilities, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents additional detail regarding repurchase agreements accounted for as secured borrowings and the securities underlying these agreements as of the dates indicated (in thousands).

	Remaining Contractual Maturity of the Agreements
	Overnight and
As of June 30, 2018	Continuous	Up to 30 Days	30 to 90 Days	91 to 110 days	Total
Mortgage-backed securities	$—	$—	$—	$50,000	$50,000

Total	$—	$—	$—	$50,000	$50,000

Gross amount of recognized liabilities for repurchase agreements in offsetting disclosure					$50,000
Amounts related to agreements not included in offsetting disclosure					$—

	Remaining Contractual Maturity of the Agreements
	Overnight and
As of December 31, 2017	Continuous	Up to 30 Days	30 to 90 Days	91 to 110 days	Total
Mortgage-backed securities	$—	$—	$100,000	$—	$100,000

Total	$—	$—	$100,000	$—	$100,000

Gross amount of recognized liabilities for repurchase agreements in offsetting disclosure					$100,000
Amounts related to agreements not included in offsetting disclosure					$—

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2018

State and political subdivisions	$71,125	$954	$1,238	$70,841
Mortgage-backed securities(1)	226,444	987	6,809	220,622

Total	$297,569	$1,941	$8,047	$291,463

As of December 31, 2017

State and political subdivisions	$71,959	$1,574	$178	$73,355
Mortgage-backed securities(1)	249,135	2,211	3,425	247,921

Total	$321,094	$3,785	$3,603	$321,276

(1) All are residential type mortgage-backed securities or U.S. government agency commercial mortgage backed securities.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The cost basis, unrealized gains and losses, and fair value of securities available-for-sale as of the dates indicated are presented below (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2018

U.S. Treasuries	$122,290	$—	$3,251	$119,039
U.S. Government agencies	25,778	240	440	25,578
State and political subdivisions	200,486	123	2,978	197,631
Mortgage-backed securities(1)	1,844,310	1,992	39,441	1,806,861
Corporate bonds	199,303	793	1,931	198,165
Asset-backed securities	189,067	610	714	188,963
Other	57	—	—	57

Total	$2,581,291	$3,758	$48,755	$2,536,294

As of December 31, 2017

U.S. Treasuries	$122,025	$—	$912	$121,113
U.S. Government agencies	26,129	269	26	26,372
State and political subdivisions	195,663	2,019	396	197,286
Mortgage-backed securities(1)	1,738,056	7,089	17,934	1,727,211
Corporate bonds	305,265	1,513	425	306,353
Asset-backed securities	236,533	1,078	153	237,458
Other	57	—	—	57

Total	$2,623,728	$11,968	$19,846	$2,615,850

(1) All are residential type mortgage-backed securities or U.S. government agency commercial mortgage backed securities.

Securities with a carrying value of $816 million and $1.04 billion were pledged to secure public deposits, derivatives and other secured borrowings at June 30, 2018 and December 31, 2017, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

 The following table summarizes held-to-maturity securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2018

State and political subdivisions	$43,131	$1,238	$—	$—	$43,131	$1,238
Mortgage-backed securities	82,473	2,856	79,198	3,953	161,671	6,809
Total unrealized loss position	$125,604	$4,094	$79,198	$3,953	$204,802	$8,047

As of December 31, 2017

State and political subdivisions	$8,969	$178	$—	$—	$8,969	$178
Mortgage-backed securities	95,353	1,448	65,868	1,977	161,221	3,425
Total unrealized loss position	$104,322	$1,626	$65,868	$1,977	$170,190	$3,603

The following table summarizes available-for-sale securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2018

U.S. Treasuries	$119,039	$3,251	$—	$—	$119,039	$3,251
U.S. Government agencies	19,790	413	1,624	27	21,414	440
State and political subdivisions	171,147	2,899	5,061	79	176,208	2,978
Mortgage-backed securities	1,212,603	24,160	339,456	15,281	1,552,059	39,441
Corporate bonds	116,563	1,921	990	10	117,553	1,931
Asset-backed securities	75,232	714	—	—	75,232	714
Total unrealized loss position	$1,714,374	$33,358	$347,131	$15,397	$2,061,505	$48,755

As of December 31, 2017

U.S. Treasuries	$121,113	$912	$—	$—	$121,113	$912
U.S. Government agencies	1,976	13	1,677	13	3,653	26
State and political subdivisions	61,494	365	5,131	31	66,625	396
Mortgage-backed securities	964,205	8,699	328,923	9,235	1,293,128	17,934
Corporate bonds	55,916	325	900	100	56,816	425
Asset-backed securities	28,695	126	5,031	27	33,726	153
Total unrealized loss position	$1,233,399	$10,440	$341,662	$9,406	$1,575,061	$19,846

At June 30, 2018, there were 294 available-for-sale securities and 70 held-to-maturity securities that were in an unrealized loss position. United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at June 30, 2018 were primarily attributable to changes in interest rates.

Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

agencies have occurred, and industry analysts’ reports. No impairment charges were recognized during the three and six months ended June 30, 2018 or 2017.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes available-for-sale securities sales activity for the three and six months ended June 30, 2018 and 2017 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Proceeds from sales	$26,335	$70,453	$140,296	$94,650

Gross gains on sales	$232	$227	$649	$325
Gross losses on sales	(596)	(223)	(1,953)	(323)

Net (losses) gains on sales of securities	$(364)	$4	$(1,304)	$2

Income tax benefit attributable to sales	$(97)	$—	$(317)	$(1)

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The amortized cost and fair value of held-to-maturity and available-for-sale securities at June 30, 2018, by contractual maturity, are presented in the following table (in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
US Treasuries:
1 to 5 years	$74,525	$72,568	$—	$—
5 to 10 years	47,765	46,471	—	—
	122,290	119,039	—	—

US Government agencies:
1 to 5 years	20,854	20,422	—	—
More than 10 years	4,924	5,156	—	—
	25,778	25,578	—	—

State and political subdivisions:
Within 1 year	1,500	1,510	5,929	5,991
1 to 5 years	44,769	44,024	10,670	10,960
5 to 10 years	26,393	25,908	10,157	10,759
More than 10 years	127,824	126,189	44,369	43,131
	200,486	197,631	71,125	70,841

Corporate bonds:
1 to 5 years	181,027	180,412	—	—
5 to 10 years	17,276	16,763	—	—
More than 10 years	1,000	990	—	—
	199,303	198,165	—	—

Asset-backed securities:
1 to 5 years	5,624	5,771	—	—
5 to 10 years	31,025	31,105	—	—
More than 10 years	152,418	152,087	—	—
	189,067	188,963	—	—

Other:
More than 10 years	57	57	—	—
	57	57	—	—

Total securities other than mortgage-backed securities:
Within 1 year	1,500	1,510	5,929	5,991
1 to 5 years	326,799	323,197	10,670	10,960
5 to 10 years	122,459	120,247	10,157	10,759
More than 10 years	286,223	284,479	44,369	43,131

Mortgage-backed securities	1,844,310	1,806,861	226,444	220,622

	$2,581,291	$2,536,294	$297,569	$291,463
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

	June 30, 2018	December 31, 2017
Owner occupied commercial real estate	$1,681,737	$1,923,993
Income producing commercial real estate	1,821,384	1,595,174
Commercial & industrial	1,193,046	1,130,990
Commercial construction	735,575	711,936
Equipment financing	464,594	—
Total commercial	5,896,336	5,362,093
Residential mortgage	1,020,606	973,544
Home equity lines of credit	707,718	731,227
Residential construction	195,580	183,019
Consumer direct	122,756	127,504
Indirect auto	277,275	358,185

Total loans	8,220,271	7,735,572

Less allowance for loan losses	(61,071)	(58,914)

Loans, net	$8,159,200	$7,676,658

At June 30, 2018 and December 31, 2017, loans totaling $3.95 billion and $3.73 billion, respectively, were pledged as collateral to secure Federal Home Loan Bank advances, securitized notes payable and other contingent funding sources.

At June 30, 2018, the carrying value and outstanding balance of purchased credit impaired (“PCI”) loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, were $89.8 million and $131 million, respectively. At December 31, 2017, the carrying value and outstanding balance of PCI loans were $98.5 million and $142 million, respectively. The following table presents changes in the value of the accretable yield for PCI loans for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$18,036	$7,762	$17,686	$7,981
Additions due to acquisitions	147	—	1,977	—
Accretion	(2,965)	(1,412)	(5,511)	(3,102)
Reclassification from nonaccretable difference	6,527	3,827	7,118	4,716
Changes in expected cash flows that do not affect nonaccretable difference	1,661	1,188	2,136	1,770
Balance at end of period	$23,406	$11,365	$23,406	$11,365

In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC 310-30 are also accreted to interest revenue over the life of the loans. At June 30, 2018 and December 31, 2017, the remaining accretable net fair value discount on loans acquired through a business combination and not accounted for under ASC 310-30 was $4.41 million and $14.7 million, respectively. At June 30, 2018, the net fair value discount of $4.41 million included a net premium on loans acquired with NLFC. In addition, indirect auto loans purchased at a premium outside of a business combination had a remaining premium of $5.47 million and $7.84 million, respectively, as of June 30, 2018 and December 31, 2017. During the three and six months ended June 30, 2018, United did not purchase any indirect auto loans. During the three and six months ended June 30, 2017, United purchased indirect auto loans of $40.5 million and $81.7 million, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At June 30, 2018, equipment financing assets included leases of $25.5 million. The components of the net investment in leases are presented below (in thousands).

June 30, 2018

Minimum future lease payments receivable	$26,396
Estimated residual value of leased equipment	3,314
Initial direct costs	764
Security deposits	(1,192)
Purchase accounting premium	1,197
Unearned income	(4,930)
Net investment in leases	$25,549

Minimum future lease payments expected to be received from lease contracts as of June 30, 2018 are as follows (in thousands):

Year
Remainder of 2018	$5,900
2019	9,325
2020	6,396
2021	3,185
2022	1,373
Thereafter	217
Total	$26,396

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Allowance for Credit Losses and Loans Individually Evaluated for Impairment

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

	2018					2017
Three Months Ended June 30,	Beginning Balance	Charge-Offs	Recoveries	(Release)Provision	Ending Balance	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied commercial real estate	$14,561	$(7)	$585	$(2,230)	$12,909	$15,669	$(158)	$120	$(209)	$15,422
Income producing commercial real estate	9,776	(1,653)	232	2,507	10,862	8,878	(203)	20	659	9,354
Commercial & industrial	4,075	(233)	217	146	4,205	3,725	(598)	244	249	3,620
Commercial construction	10,034	(53)	159	(17)	10,123	12,790	(361)	20	(1,411)	11,038
Equipment financing	2,291	(23)	71	1,222	3,561	—	—	—	—	—
Residential mortgage	10,221	(112)	101	(365)	9,845	9,071	(131)	105	753	9,798
Home equity lines of credit	4,932	(211)	190	32	4,943	4,530	(424)	171	313	4,590
Residential construction	3,044	(8)	67	(513)	2,590	3,267	(70)	123	(236)	3,084
Consumer direct	733	(552)	195	389	765	609	(457)	195	237	584
Indirect auto	1,418	(379)	55	174	1,268	2,004	(313)	94	225	2,010
Total allowance for loan losses	61,085	(3,231)	1,872	1,345	61,071	60,543	(2,715)	1,092	580	59,500
Allowance for unfunded commitments	2,440	—	—	455	2,895	2,002	—	—	220	2,222
Total allowance for credit losses	$63,525	$(3,231)	$1,872	$1,800	$63,966	$62,545	$(2,715)	$1,092	$800	$61,722

	2018					2017
Six Months Ended June 30,	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied commercial real estate	$14,776	$(67)	$688	$(2,488)	$12,909	$16,446	$(183)	$357	$(1,198)	$15,422
Income producing commercial real estate	9,381	(2,310)	467	3,324	10,862	8,843	(1,100)	47	1,564	9,354
Commercial & industrial	3,971	(617)	606	245	4,205	3,810	(814)	612	12	3,620
Commercial construction	10,523	(416)	256	(240)	10,123	13,405	(563)	592	(2,396)	11,038
Equipment financing	—	(162)	168	3,555	3,561	—	—	—	—	—
Residential mortgage	10,097	(182)	224	(294)	9,845	8,545	(673)	117	1,809	9,798
Home equity lines of credit	5,177	(335)	225	(124)	4,943	4,599	(895)	220	666	4,590
Residential construction	2,729	(8)	131	(262)	2,590	3,264	(70)	132	(242)	3,084
Consumer direct	710	(1,203)	355	903	765	708	(899)	402	373	584
Indirect auto	1,550	(815)	135	398	1,268	1,802	(733)	149	792	2,010
Total allowance for loan losses	58,914	(6,115)	3,255	5,017	61,071	61,422	(5,930)	2,628	1,380	59,500
Allowance for unfunded commitments	2,312	—	—	583	2,895	2,002	—	—	220	2,222
Total allowance for credit losses	$61,226	$(6,115)	$3,255	$5,600	$63,966	$63,424	$(5,930)	$2,628	$1,600	$61,722

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table represents the recorded investment in loans by portfolio segment and the balance of the allowance for loan losses assigned to each segment based on the method of evaluating the loans for impairment as of the dates indicated (in thousands).

	Allowance for Credit Losses
	June 30, 2018				December 31, 2017
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance
Owner occupied commercial real estate	$985	$11,647	$277	$12,909	$1,255	$13,521	$—	$14,776
Income producing commercial real estate	609	10,193	60	10,862	562	8,813	6	9,381
Commercial & industrial	35	4,135	35	4,205	27	3,944	—	3,971
Commercial construction	98	10,025	—	10,123	156	10,367	—	10,523
Equipment financing	—	3,561	—	3,561	—	—	—	—
Residential mortgage	1,007	8,838	—	9,845	1,174	8,919	4	10,097
Home equity lines of credit	—	4,943	—	4,943	—	5,177	—	5,177
Residential construction	52	2,538	—	2,590	75	2,654	—	2,729
Consumer direct	6	758	1	765	7	700	3	710
Indirect auto	29	1,239	—	1,268	—	1,550	—	1,550
Total allowance for loan losses	2,821	57,877	373	61,071	3,256	55,645	13	58,914
Allowance for unfunded commitments	—	2,895	—	2,895	—	2,312	—	2,312
Total allowance for credit losses	$2,821	$60,772	$373	$63,966	$3,256	$57,957	$13	$61,226

	Loans Outstanding
	June 30, 2018				December 31, 2017
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance
Owner occupied commercial real estate	$18,932	$1,649,437	$13,368	$1,681,737	$21,823	$1,876,411	$25,759	$1,923,993
Income producing commercial real estate	16,245	1,762,960	42,179	1,821,384	16,483	1,533,851	44,840	1,595,174
Commercial & industrial	1,510	1,190,900	636	1,193,046	2,654	1,126,894	1,442	1,130,990
Commercial construction	3,528	725,474	6,573	735,575	3,813	699,266	8,857	711,936
Equipment financing	—	452,620	11,974	464,594	—	—	—	—
Residential mortgage	14,012	995,072	11,522	1,020,606	14,193	946,210	13,141	973,544
Home equity lines of credit	232	705,591	1,895	707,718	101	728,235	2,891	731,227
Residential construction	1,498	193,156	926	195,580	1,577	180,978	464	183,019
Consumer direct	249	121,737	770	122,756	270	126,114	1,120	127,504
Indirect auto	1,215	276,060	—	277,275	1,396	356,789	—	358,185
Total loans	$57,421	$8,073,007	$89,843	$8,220,271	$62,310	$7,574,748	$98,514	$7,735,572

A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the original contractual terms of the loan will not be collected. Management individually evaluates certain impaired loans, including all non-PCI relationships that are on nonaccrual with a balance of $500,000 or greater and all troubled debt restructurings (“TDRs”) regardless of accrual status, for impairment. Impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. A specific reserve is established for impaired loans for the amount of calculated impairment, if any. Interest payments received on impaired nonaccrual loans are applied as a reduction of the recorded investment in the loan. For impaired loans not on nonaccrual status, interest is accrued according to the terms of the loan agreement. Loans are evaluated for impairment quarterly and specific reserves are established in the allowance for loan losses for any measured impairment.

Each quarter, management prepares an analysis of the allowance for credit losses to determine the appropriate balance that measures and quantifies the amount of probable incurred losses in the loan portfolio and unfunded loan commitments. The allowance is comprised of

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

When a loan officer determines that a loan is uncollectible, he or she is responsible for recommending that the loan be placed on nonaccrual status and evaluated for impairment, which, if necessary, could result in fully or partially charging off the loan or establishing a specific reserve. Full or partial charge-offs may also be recommended by the Collections Department, the Special Assets Department, the Loss Mitigation Department and the Foreclosure/OREO Department. Nonaccrual real estate loans are generally charged down to fair value less costs to sell at the time they are placed on nonaccrual status.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents loans individually evaluated for impairment by class as of the dates indicated (in thousands).

	June 30, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Owner occupied commercial real estate	$8,292	$6,763	$—	$1,238	$1,176	$—
Income producing commercial real estate	7,568	7,496	—	2,177	2,165	—
Commercial & industrial	160	123	—	1,758	1,471	—
Commercial construction	564	558	—	134	134	—
Equipment financing	—	—	—	—	—	—
Total commercial	16,584	14,940	—	5,307	4,946	—
Residential mortgage	5,125	4,520	—	2,661	2,566	—
Home equity lines of credit	284	229	—	393	101	—
Residential construction	712	576	—	405	330	—
Consumer direct	49	49	—	29	29	—
Indirect auto	139	137	—	1,396	1,396	—
Total with no related allowance recorded	22,893	20,451	—	10,191	9,368	—

With an allowance recorded:
Owner occupied commercial real estate	12,665	12,169	985	21,262	20,647	1,255
Income producing commercial real estate	9,017	8,749	609	14,419	14,318	562
Commercial & industrial	1,776	1,387	35	1,287	1,183	27
Commercial construction	3,216	2,970	98	3,917	3,679	156
Equipment financing	—	—	—	—	—	—
Total commercial	26,674	25,275	1,727	40,885	39,827	2,000
Residential mortgage	9,576	9,492	1,007	12,086	11,627	1,174
Home equity lines of credit	4	3	—	—	—	—
Residential construction	933	922	52	1,325	1,247	75
Consumer direct	207	200	6	244	241	7
Indirect auto	1,079	1,078	29	—	—	—
Total with an allowance recorded	38,473	36,970	2,821	54,540	52,942	3,256
Total	$61,366	$57,421	$2,821	$64,731	$62,310	$3,256

As of June 30, 2018 and December 31, 2017, $2.74 million and $3.26 million, respectively, of specific reserves were allocated to customers whose loan terms have been modified in TDRs. United committed to lend additional amounts totaling up to $75,000 as of December 31, 2017, to customers with outstanding loans classified as TDRs. As of June 30, 2018, there were no commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Loans modified under the terms of a TDR during the three and six months ended June 30, 2018 and 2017 are presented in the table below. In addition, the following table presents loans modified under the terms of a TDR that defaulted (became 90 days or more delinquent) during the periods presented and were initially restructured within one year prior to default (dollars in thousands).

	New TDRs
		Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment by Type of Modification				TDRs Modified Within the Previous Twelve Months That Have Subsequently Defaulted
	Number of Contracts		Rate Reduction	Structure	Other	Total	Number of Contracts	Recorded Investment
Three Months Ended June 30, 2018

Owner occupied commercial real estate	1	$282	$—	$282	$—	$282	1	$283
Income producing commercial real estate	1	106	106	—	—	106	—	—
Commercial & industrial	1	27	—	27	—	27	—	—
Commercial construction	—	—	—	—	—	—	1	3
Equipment financing	—	—	—	—	—	—	—	—
Total commercial	3	415	106	309	—	415	2	286
Residential mortgage	2	425	—	424	—	424	1	101
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Consumer direct	—	—	—	—	—	—	—	—
Indirect auto	17	236	—	—	236	236	—	—
Total loans	22	$1,076	$106	$733	$236	$1,075	3	$387

Six Months Ended June 30, 2018

Owner occupied commercial real estate	4	$1,276	$—	$1,260	$—	$1,260	3	$1,869
Income producing commercial real estate	1	106	106	—	—	106	—	—
Commercial & industrial	2	108	—	32	—	32	—	—
Commercial construction	—	—	—	—	—	—	1	3
Equipment financing	—	—	—	—	—	—	—	—
Total commercial	7	1,490	106	1,292	—	1,398	4	1,872
Residential mortgage	4	765	—	764	—	764	1	101
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Consumer direct	—	—	—	—	—	—	—	—
Indirect auto	17	236	—	—	236	236	—	—
Total loans	28	$2,491	$106	$2,056	$236	$2,398	5	$1,973

Three Months Ended June 30, 2017

Owner occupied commercial real estate	3	$1,860	$—	$1,860	$—	$1,860	—	$—
Income producing commercial real estate	1	226	—	—	226	226	—	—
Commercial & industrial	1	28	—	28	—	28	—	—
Commercial construction	—	—	—	—	—	—	—	—
Equipment financing	—	—	—	—	—	—	—	—
Total commercial	5	2,114	—	1,888	226	2,114	—	—
Residential mortgage	5	483	—	483	—	483	—	—
Home equity lines of credit	1	296	—	—	176	176	—	—
Residential construction	—	—	—	—	—	—	—	—
Consumer direct	—	—	—	—	—	—	—	—
Indirect auto	—	—	—	—	—	—	—	—
Total loans	11	$2,893	$—	$2,371	$402	$2,773	—	$—

Six Months Ended June 30, 2017

Owner occupied commercial real estate	3	$1,860	$—	$1,860	$—	$1,860	—	$—
Income producing commercial real estate	1	226	—	—	226	226	—	—
Commercial & industrial	2	53	—	53	—	53	—	—
Commercial construction	—	—	—	—	—	—	—	—
Equipment financing	—	—	—	—	—	—	—	—
Total commercial	6	2,139	—	1,913	226	2,139	—	—
Residential mortgage	12	836	—	836	—	836	2	655
Home equity lines of credit	1	296	—	—	176	176	—	—
Residential construction	1	40	40	—	—	40	—	—
Consumer direct	1	6	—	6	—	6	—	—
Indirect auto	—	—	—	—	—	—	—	—
Total loans	21	$3,317	$40	$2,755	$402	$3,197	2	$655

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

TDRs that subsequently default and are placed on nonaccrual are charged down to the fair value of the collateral consistent with United’s policy for nonaccrual loans.

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired are presented below for the periods indicated (in thousands).

	2018			2017
Three Months Ended June 30,	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received
Owner occupied commercial real estate	$19,353	$235	$236	$30,825	$371	$376
Income producing commercial real estate	16,408	215	212	28,768	359	347
Commercial & industrial	1,542	25	24	1,877	26	17
Commercial construction	3,564	47	44	6,670	70	77
Equipment financing	—	—	—	—	—	—
Total commercial	40,867	522	516	68,140	826	817
Residential mortgage	14,115	157	161	14,742	130	147
Home equity lines of credit	235	5	4	552	2	4
Residential construction	1,516	25	24	1,563	23	24
Consumer direct	256	5	5	307	6	6
Indirect auto	1,283	17	17	1,137	14	14
Total	$58,272	$731	$727	$86,441	$1,001	$1,012

Six Months Ended June 30,
Owner occupied commercial real estate	$22,006	$480	$516	$30,342	$716	$712
Income producing commercial real estate	16,421	425	447	28,589	710	692
Commercial & industrial	2,069	65	66	1,908	53	45
Commercial construction	3,750	98	96	5,836	123	130
Equipment financing	—	—	—	—	—	—
Total commercial	44,246	1,068	1,125	66,675	1,602	1,579
Residential mortgage	14,554	306	311	14,175	268	290
Home equity lines of credit	290	9	8	308	3	5
Residential construction	1,553	49	48	1,591	46	47
Consumer direct	274	10	10	297	11	12
Indirect auto	1,301	34	34	1,130	28	28
Total	$62,218	$1,476	$1,536	$84,176	$1,958	$1,961

Nonaccrual and Past Due Loans

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

PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered to be performing, even

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at June 30, 2018 or December 31, 2017 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms was approximately $256,000 and $246,000 for the three months ended June 30, 2018 and 2017, respectively, and $599,000 and $523,000 for the six months ended June 30, 2018 and 2017, respectively.

The following table presents the recorded investment in nonaccrual loans by loan class as of the dates indicated (in thousands).

	June 30, 2018	December 31, 2017
Owner occupied commercial real estate	$5,772	$4,923
Income producing commercial real estate	991	3,208
Commercial & industrial	2,180	2,097
Commercial construction	613	758
Equipment financing	1,075	—
Total commercial	10,631	10,986
Residential mortgage	7,918	8,776
Home equity lines of credit	1,812	2,024
Residential construction	637	192
Consumer direct	68	43
Indirect auto	751	1,637
Total	$21,817	$23,658

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Excluding PCI loans, substantially all loans more than 90 days past due were on nonaccrual status at June 30, 2018 and December 31, 2017. The following table presents the aging of the recorded investment in past due loans by class of loans as of the dates indicated (in thousands).

	Loans Past Due
As of June 30, 2018	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Loans Not Past Due	PCI Loans	Total
Owner occupied commercial real estate	$5,007	$822	$2,553	$8,382	$1,659,987	$13,368	$1,681,737
Income producing commercial real estate	2,045	269	49	2,363	1,776,842	42,179	1,821,384
Commercial & industrial	2,450	576	714	3,740	1,188,670	636	1,193,046
Commercial construction	992	343	253	1,588	727,414	6,573	735,575
Equipment financing	346	465	1,075	1,886	450,734	11,974	464,594
Total commercial	10,840	2,475	4,644	17,959	5,803,647	74,730	5,896,336
Residential mortgage	6,470	2,284	2,684	11,438	997,646	11,522	1,020,606
Home equity lines of credit	2,113	797	500	3,410	702,413	1,895	707,718
Residential construction	757	92	493	1,342	193,312	926	195,580
Consumer direct	536	142	1	679	121,307	770	122,756
Indirect auto	731	132	601	1,464	275,811	—	277,275
Total loans	$21,447	$5,922	$8,923	$36,292	$8,094,136	$89,843	$8,220,271

	Loans Past Due
As of December 31, 2017	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Loans Not Past Due	PCI Loans	Total
Owner occupied commercial real estate	$3,810	$1,776	$1,530	$7,116	$1,891,118	$25,759	$1,923,993
Income producing commercial real estate	1,754	353	1,939	4,046	1,546,288	44,840	1,595,174
Commercial & industrial	2,139	869	1,133	4,141	1,125,407	1,442	1,130,990
Commercial construction	568	132	158	858	702,221	8,857	711,936
Equipment financing	—	—	—	—	—	—	—
Total commercial	8,271	3,130	4,760	16,161	5,265,034	80,898	5,362,093
Residential mortgage	6,717	1,735	3,438	11,890	948,513	13,141	973,544
Home equity lines of credit	3,246	225	578	4,049	724,287	2,891	731,227
Residential construction	885	105	93	1,083	181,472	464	183,019
Consumer direct	739	133	—	872	125,512	1,120	127,504
Indirect auto	1,152	459	1,263	2,874	355,311	—	358,185
Total loans	$21,010	$5,787	$10,132	$36,929	$7,600,129	$98,514	$7,735,572

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Based on the most recent analysis performed, the risk category of loans by class of loans as of the dates indicated is as follows (in thousands).

	Pass	Watch	Substandard	Doubtful / Loss	Total
As of June 30, 2018
Owner occupied commercial real estate	$1,607,152	$21,030	$40,187	$—	$1,668,369
Income producing commercial real estate	1,738,757	19,989	20,459	—	1,779,205
Commercial & industrial	1,158,458	14,103	19,849	—	1,192,410
Commercial construction	696,187	24,575	8,240	—	729,002
Equipment financing	451,545	—	1,075	—	452,620
Total commercial	5,652,099	79,697	89,810	—	5,821,606
Residential mortgage	989,403	—	19,681	—	1,009,084
Home equity lines of credit	699,455	—	6,368	—	705,823
Residential construction	192,656	—	1,998	—	194,654
Consumer direct	121,493	—	493	—	121,986
Indirect auto	275,233	—	2,042	—	277,275
Total loans, excluding PCI loans	$7,930,339	$79,697	$120,392	$—	$8,130,428

Owner occupied commercial real estate	$2,586	$3,027	$7,755	$—	$13,368
Income producing commercial real estate	12,918	22,609	6,652	—	42,179
Commercial & industrial	258	227	151	—	636
Commercial construction	3,345	753	2,475	—	6,573
Equipment financing	11,154	—	820	—	11,974
Total commercial	30,261	26,616	17,853	—	74,730
Residential mortgage	8,167	148	3,207	—	11,522
Home equity lines of credit	1,334	—	561	—	1,895
Residential construction	473	247	206	—	926
Consumer direct	697	—	73	—	770
Indirect auto	—	—	—	—	—
Total PCI loans	$40,932	$27,011	$21,900	$—	$89,843

Total loan portfolio	$7,971,271	$106,708	$142,292	$—	$8,220,271

As of December 31, 2017
Owner occupied commercial real estate	$1,833,469	$33,571	$31,194	$—	$1,898,234
Income producing commercial real estate	1,495,805	30,780	23,749	—	1,550,334
Commercial & industrial	1,097,907	18,052	13,589	—	1,129,548
Commercial construction	693,873	2,947	6,259	—	703,079
Equipment financing	—	—	—	—	—
Total commercial	5,121,054	85,350	74,791	—	5,281,195
Residential mortgage	939,706	—	20,697	—	960,403
Home equity lines of credit	721,142	—	7,194	—	728,336
Residential construction	180,567	—	1,988	—	182,555
Consumer direct	125,860	—	524	—	126,384
Indirect auto	354,788	—	3,397	—	358,185
Total loans, excluding PCI loans	$7,443,117	$85,350	$108,591	$—	$7,637,058

Owner occupied commercial real estate	$2,400	$8,163	$15,196	$—	$25,759
Income producing commercial real estate	13,392	21,928	9,520	—	44,840
Commercial & industrial	383	672	387	—	1,442
Commercial construction	3,866	2,228	2,763	—	8,857
Equipment financing	—	—	—	—	—
Total commercial	20,041	32,991	27,866	—	80,898
Residential mortgage	9,566	173	3,402	—	13,141
Home equity lines of credit	1,579	427	885	—	2,891
Residential construction	423	—	41	—	464
Consumer direct	1,076	10	34	—	1,120
Indirect auto	—	—	—	—	—
Total PCI loans	$32,685	$33,601	$32,228	$—	$98,514

Total loan portfolio	$7,475,802	$118,951	$140,819	$—	$7,735,572

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 7 – Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the details regarding amounts reclassified out of accumulated other comprehensive income for the periods indicated (in thousands).

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2018	2017	2018	2017
Realized (losses) gains on available-for-sale securities:
	$(364)	$4	$(1,304)	$2	Securities (losses) gains, net
	97	—	317	1	Income tax benefit
	$(267)	$4	$(987)	$3	Net of tax

Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity:
	$(218)	$(261)	$(439)	$(571)	Investment securities interest revenue
	55	98	109	214	Income tax benefit
	$(163)	$(163)	$(330)	$(357)	Net of tax

Amortization of losses included in net income on derivative financial instruments accounted for as cash flow hedges:
Amortization of losses on de-designated positions	$(143)	$(149)	$(290)	$(298)	Money market deposit interest expense
Amortization of losses on de-designated positions	—	(28)	—	(292)	Federal Home Loan Bank advances interest expense
	(143)	(177)	(290)	(590)	Total before tax
	38	69	76	230	Income tax benefit
	$(105)	$(108)	$(214)	$(360)	Net of tax

Reclassification of disproportionate tax effect related to terminated cash flow hedges:
	$—	$—	$—	$(3,400)	Income tax expense

Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan:
Prior service cost	$(167)	$(140)	$(334)	$(280)	Salaries and employee benefits expense
Actuarial losses	(60)	—	(120)	—	Other expense
Actuarial losses	—	(60)	—	(120)	Salaries and employee benefits expense
	(227)	(200)	(454)	(400)	Total before tax
	73	78	131	157	Income tax benefit
	$(154)	$(122)	$(323)	$(243)	Net of tax
Total reclassifications for the period	$(689)	$(389)	$(1,854)	$(4,357)	Net of tax

Amounts shown above in parentheses reduce earnings.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 8 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$39,634	$28,267	$77,292	$51,791
Dividends and undistributed earnings allocated to unvested shares	(275)	—	(552)	—
Net income available to common shareholders	$39,359	$28,267	$76,740	$51,791

Weighted average shares outstanding:
Basic	79,745	71,810	79,477	71,798
Effect of dilutive securities
Stock options	10	10	10	11
Diluted	79,755	71,820	79,487	71,809

Net income per common share:
Basic	$0.49	$0.39	$0.97	$0.72
Diluted	$0.49	$0.39	$0.97	$0.72

At June 30, 2018, United had potentially dilutive warrants outstanding to purchase 219,909 shares of common stock at $61.40 per share. At June 30, 2018, there were no shares of potentially dilutive common stock issuable upon exercise of stock options granted to employees.

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

Note 9 – Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

United is exposed to certain risks arising from both its business operations and economic conditions. United principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. United manages interest rate risk primarily by managing the amount, sources, and duration of its investment securities portfolio and wholesale funding and through the use of derivative financial instruments. Specifically, United enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined primarily by interest rates. Derivative financial instruments are used to manage differences in the amount, timing, and duration of known or expected cash receipts and known or expected cash payments principally related to loans, investment securities, wholesale borrowings and deposits.

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

Derivatives designated as hedging instruments under ASC 815

Interest Rate Products	Balance Sheet Location	June 30, 2018	December 31, 2017
Fair value hedge of corporate bonds	Derivative assets	$—	$336
		$—	$336

Fair value hedge of brokered CDs	Derivative liabilities	$2,425	$2,053
		$2,425	$2,053

Derivatives not designated as hedging instruments under ASC 815

		Fair Value
Interest Rate Products	Balance Sheet Location	June 30, 2018	December 31, 2017
Customer derivative positions	Derivative assets	$951	$2,659
Dealer offsets to customer derivative positions	Derivative assets	14,433	6,867
Mortgage banking - loan commitment	Derivative assets	1,764	1,150
Mortgage banking - forward sales commitment	Derivative assets	2	13
Bifurcated embedded derivatives	Derivative assets	12,746	11,057
Interest rate caps	Derivative assets	—	639
		$29,896	$22,385

Customer derivative positions	Derivative liabilities	$18,489	$7,032
Dealer offsets to customer derivative positions	Derivative liabilities	217	1,551
Risk participations	Derivative liabilities	8	20
Mortgage banking - forward sales commitment	Derivative liabilities	189	49
Dealer offsets to bifurcated embedded derivatives	Derivative liabilities	15,471	14,279
De-designated hedges	Derivative liabilities	462	392
		$34,836	$23,323

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Cash Flow Hedges of Interest Rate Risk

At June 30, 2018 and December 31, 2017 United did not have any active cash flow hedges. Changes in balance sheet composition and interest rate risk position made cash flow hedges no longer necessary as protection against rising interest rates. The loss remaining in other comprehensive income from prior hedges that have been de-designated is being amortized into earnings over the original term of the swaps as the forecasted transactions that the swaps were originally designated to hedge are still expected to occur. United expects that $361,000 will be reclassified as an increase to interest expense over the next twelve months related to these cash flow hedges.

The table below presents the effect of cash flow hedges on the consolidated statements of income for the periods indicated (in thousands).

	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
	Location	2018	2017
Three Months Ended June 30,

Interest rate swaps	Interest expense	$(143)	$(177)

Six Months Ended June 30,

Interest rate swaps	Interest expense	$(290)	$(590)

Fair Value Hedges of Interest Rate Risk

United is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in interest rates. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in interest rates. Interest rate swaps designated as fair value hedges of brokered deposits involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate swaps designated as fair value hedges of fixed-rate investments involve the receipt of variable-rate payments from a counterparty in exchange for United making fixed-rate payments over the life of the instrument without the exchange of the underlying notional amount. At June 30, 2018, United had four interest rate swaps with a notional amount of $39.0 million that were designated as fair value hedges of interest rate risk and were pay-variable / receive-fixed swaps hedging the changes in the fair value of fixed-rate brokered time deposits resulting from changes in interest rates. At December 31, 2017, United had four interest rate swaps with an aggregate notional amount of $40.7 million that were designated as fair value hedges of interest rate risk and were pay-variable / receive-fixed, hedging the changes in the fair value of fixed-rate brokered time deposits resulting from changes in interest rates. Also at December 31, 2017, United had one interest rate swap with a notional value of $30 million that was designated as a pay-fixed / receive-variable fair value hedge of changes in the fair value of a fixed-rate corporate bond.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives. During the three and six months ended June 30, 2018, United recognized net losses of $119,000 and $199,000 , respectively, related to ineffectiveness in the fair value hedging relationships. During the three and six months ended June 30, 2017, United recognized net losses of $327,000 and $452,000, respectively, related to ineffectiveness in the fair value hedging relationships. United also recognized a net increase in interest expense of $66,000 and $80,000, respectively, for the three and six months ended June 30, 2018, and net reductions of interest expense of $65,000 and $97,000, respectively, for the three and six months ended June 30, 2017 related to fair value hedges of brokered time deposits, which includes net settlements on the derivatives. United recognized an increase in interest revenue on securities for the six months ended June 30, 2018 of $17,000 and reductions of interest revenue on securities during the three and six months ended June 30, 2017 of $80,000 and $173,000, respectively, related to fair value hedges of corporate bonds. For the three months ended June 30, 2018, there was no impact on interest revenue on securities related to fair value hedges of corporate bonds.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents the effect of derivatives in fair value hedging relationships on the consolidated statement of income for the periods indicated (in thousands).

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
		2018	2017	2018	2017
Three Months Ended June 30,
Fair value hedges of brokered CDs	Interest expense	$(144)	$73	$25	$(344)
Fair value hedges of corporate bonds	Interest revenue	—	(323)	—	267
		$(144)	$(250)	$25	$(77)

Six Months Ended June 30,
Fair value hedges of brokered CDs	Interest expense	$(837)	$(201)	$569	$(155)
Fair value hedges of corporate bonds	Interest revenue	(336)	(217)	405	121
		$(1,173)	$(418)	$974	$(34)

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

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2018	2017
Three Months Ended June 30,
Customer derivatives and dealer offsets	Other noninterest income	$643	$775
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	12	119
Interest rate caps	Other noninterest income	—	90
De-designated hedges	Other noninterest income	(17)	28
Mortgage banking derivatives	Mortgage loan revenue	156	(1,000)
Risk participations	Other noninterest income	15	1
		$809	$13

Six Months Ended June 30,
Customer derivatives and dealer offsets	Other noninterest income	$1,417	$1,250
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	381	206
Interest rate caps	Other noninterest income	276	90
De-designated hedges	Other noninterest income	(83)	4
Mortgage banking derivatives	Mortgage loan revenue	1,420	(876)
Risk participations	Other noninterest income	12	5
		$3,423	$679

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Credit-Risk-Related Contingent Features

United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. As of June 30, 2018, collateral totaling $18.4 million was pledged toward derivatives in a liability position.

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

Note 10 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options, restricted stock and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan). Through June 30, 2018, incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards, base salary stock grants and performance share awards have been granted under the plan. As of June 30, 2018, 1.74 million additional awards remained available for grant under the plan.

The following table shows stock option activity for the first six months of 2018.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2017	60,287	$24.12
Exercised	(12,000)	11.85
Cancelled/forfeited	(181)	31.50
Outstanding at June 30, 2018	48,106	27.16	2.4	$169

Exercisable at June 30, 2018	45,606	27.73	2.1	134

The fair value of each option is estimated on the date of grant using the Black-Scholes model. No stock options were granted during the six months ended June 30, 2018 and 2017.

United recognized $12,000 and $15,000 in compensation expense related to stock options during each of the six months ended June 30, 2018 and 2017, respectively. The amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents restricted stock units activity for the first six months of 2018.

Restricted Stock Unit Awards	Shares	Weighted- Average Grant- Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2017	663,817	$22.40
Granted	206,123	31.07
Vested	(124,551)	18.53		$3,998
Cancelled	(13,665)	21.95
Outstanding at June 30, 2018	731,724	25.51	5.4	22,442

Compensation expense for restricted stock units is based on the market value of United’s common stock on the date of grant. United recognizes the impact of forfeitures as they occur. The value of restricted stock unit awards is amortized into expense over the vesting period. For the six months ended June 30, 2018 and 2017, expense of $2.11 million and $3.02 million, respectively, was recognized related to restricted stock unit awards. Of the expense recognized related to restricted stock unit awards during the six months ended June 30, 2017, $696,000 relates to the modification of existing awards resulting from an acceleration of vesting of unvested awards due to retirement which was recognized in merger-related and other charges in the consolidated statement of income. The remaining expense of $2.33 million was recognized in compensation expense. In addition, for the six months ended June 30, 2018 and 2017, $156,000 and $113,000, respectively, was recognized in other operating expense for restricted stock unit awards granted to members of United’s board of directors.

A deferred income tax benefit related to expense for options and restricted stock of $581,000 and $1.23 million was included in the determination of income tax expense for the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was $14.9 million of unrecognized expense related to non-vested stock options and restricted stock unit awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Note 11 – Common and Preferred Stock Issued / Common Stock Issuable

United sponsors a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from United. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. In the six months ended June 30, 2018 and 2017, 3,364 shares and 1,714 shares, respectively, were issued through the DRIP.

In addition, United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a 10% discount, with no commission charges. During the first six months of 2018 and 2017, United issued 6,489 shares and 6,855 shares, respectively, through the ESPP.

United offers its common stock as an investment option in its deferred compensation plan. United also allows for the deferral of restricted stock unit awards. The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable. The deferred compensation plan does not allow for diversification once an election is made to invest in United’s common stock and settlement must be accomplished in shares at the time the deferral period is completed. At June 30, 2018 and December 31, 2017, 616,549 and 607,869 shares of common stock, respectively, were issuable under the deferred compensation plan.

On March 22, 2016, United announced that its Board of Directors had authorized a program to repurchase up to $50 million of United’s outstanding common stock through December 31, 2017. In November 2017, the Board of Directors extended this program to December 31, 2018. Under the program, the shares may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program depends on a number of factors, including the market price of United’s common stock, general market and economic conditions, and applicable legal requirements. During the first six months of 2018 and 2017, United did not repurchase any shares under the program. As of June 30, 2018, $36.3 million of United’s outstanding common stock may be repurchased under the program.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 12 – Income Taxes

The income tax provision for the three and six months ended June 30, 2018 was $13.5 million and $24.3 million, respectively, which represents an effective tax rate of 25.5% and 23.9%, respectively, for each period. The effective tax rate for the second quarter and first six months of 2018 reflect the lower federal income tax rate enacted in the fourth quarter of 2017 following the passage of H.R. 1, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The income tax provision for the second quarter of 2018 also includes $509,000 of additional tax expense resulting from the partial impairment of United’s deferred tax asset due to Georgia’s announcement that it has reduced its corporate income tax rate from 6.00% to 5.75% effective January 1, 2019. The income tax provision for the three and six months ended June 30, 2017 was $16.5 million and $35.0 million, respectively, which represents an effective tax rate of 36.9% and 40.3%, respectively, for each period. Upon reversal of United’s former full deferred tax valuation allowance in 2013, certain disproportionate tax effects were retained in accumulated other comprehensive income (loss). During the first quarter of 2017, with the maturity and termination of certain dedesignated cash flow hedges, the disproportionate tax effect associated with these hedges was reversed and recorded as a tax expense of $3.40 million, which was the primary reason for the increase in the effective tax rate for that period.

At June 30, 2018 and December 31, 2017, United maintained a valuation allowance on its net deferred tax asset of $4.71 million and $4.41 million, respectively. Management assesses the valuation allowance recorded against its net deferred tax asset at each reporting period. The determination of whether a valuation allowance for its net deferred tax asset is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management’s conclusion at June 30, 2018 that it was more likely than not that the net deferred tax asset of $77.3 million will be realized is based upon management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts that consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of its net deferred tax asset.

United is subject to income taxation in the United States and various state jurisdictions. United’s federal and state income tax returns are filed on a consolidated basis. Currently, no years for which United filed a federal income tax return are under examination by the IRS, and there are no state tax examinations currently in progress. United is no longer subject to income tax examinations from state and local income tax authorities for years before 2014. Although it is not possible to know the ultimate outcome of future examinations, management believes that the liability recorded for uncertain tax positions is appropriate. At June 30, 2018 and December 31, 2017, unrecognized income tax benefits totaled $3.39 million and $3.16 million, respectively.

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

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

Although management has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, management had assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Derivatives classified as Level 3 included structured derivatives for which broker quotes, used as a key valuation input, were not observable consistent with a Level 2 disclosure. The fair value of risk participations incorporates Level 3 inputs to evaluate the likelihood of customer default. The fair value of interest rate lock commitments, which is related to mortgage loan commitments, is categorized as Level 3 based on unobservable inputs for commitments that United does not expect to fund.

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

June 30, 2018	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasuries	$119,039	$—	$—	$119,039
U.S. Agencies	—	25,578	—	25,578
State and political subdivisions	—	197,631	—	197,631
Mortgage-backed securities	—	1,806,861	—	1,806,861
Corporate bonds	—	197,175	990	198,165
Asset-backed securities	—	188,963	—	188,963
Other	—	57	—	57
Mortgage loans held for sale	—	34,813	—	34,813
Deferred compensation plan assets	6,199	—	—	6,199
Servicing rights for SBA/USDA loans	—	—	7,509	7,509
Residential mortgage servicing rights	—	—	10,801	10,801
Derivative financial instruments	—	15,386	14,510	29,896

Total assets	$125,238	$2,466,464	$33,810	$2,625,512

Liabilities:
Deferred compensation plan liability	$6,199	$—	$—	$6,199
Derivative financial instruments	—	18,895	18,366	37,261

Total liabilities	$6,199	$18,895	$18,366	$43,460

December 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale
U.S. Treasuries	$121,113	$—	$—	$121,113
U.S. Agencies	—	26,372	—	26,372
State and political subdivisions	—	197,286	—	197,286
Mortgage-backed securities	—	1,727,211	—	1,727,211
Corporate bonds	—	305,453	900	306,353
Asset-backed securities	—	237,458	—	237,458
Other	—	57	—	57
Mortgage loans held for sale	—	26,252	—	26,252
Deferred compensation plan assets	5,716	—	—	5,716
Servicing rights for SBA/USDA loans	—	—	7,740	7,740
Residential mortgage servicing rights	—	—	8,262	8,262
Derivative financial instruments	—	10,514	12,207	22,721

Total assets	$126,829	$2,530,603	$29,109	$2,686,541

Liabilities:
Deferred compensation plan liability	$5,716	$—	$—	$5,716
Derivative financial instruments	—	8,632	16,744	25,376

Total liabilities	$5,716	$8,632	$16,744	$31,092

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for the periods indicated for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	2018					2017
	Derivative Asset	Derivative Liability	Servicing rights for SBA/USDA loans	Residential mortgage servicing rights	Securities Available- for-Sale	Derivative Asset	Derivative Liability	Servicing rights for SBA/USDA loans	Residential mortgage servicing rights	Securities Available- for-Sale
Three Months Ended June 30,
Balance at beginning of period	$13,877	$17,788	$7,470	$9,718	$900	$12,649	$16,580	$5,997	$5,971	$675
Additions	—	—	613	1,182	—	—	—	668	947	—
Sales and settlements	—	—	(316)	(126)	—	(702)	(964)	(36)	(74)	—
Other comprehensive income	—	—	—	—	90	—	—	—	—	135
Amounts included in earnings - fair value adjustments	633	578	(258)	27	—	(91)	475	11	(345)	—
Balance at end of period	$14,510	$18,366	$7,509	$10,801	$990	$11,856	$16,091	$6,640	$6,499	$810

Six Months Ended June 30,
Balance at beginning of period	$12,207	$16,744	$7,740	$8,262	$900	$11,777	$16,347	$5,752	$—	$675
Business combinations	—	—	(354)	—	—	—	—	—	—	—
Transfer from amortization method to fair value	—	—	—	—	—	—	—	—	5,070	—
Additions	—	—	1,092	2,108	—	—	—	1,221	1,813	—
Sales and settlements	(1,029)	(1,347)	(407)	(206)	—	(1,086)	(1,514)	(299)	(114)	—
Other comprehensive income	—	—	—	—	90	—	—	—	—	135
Amounts included in earnings - fair value adjustments	3,332	2,969	(562)	637	—	1,165	1,258	(34)	(270)	—
Balance at end of period	$14,510	$18,366	$7,509	$10,801	$990	$11,856	$16,091	$6,640	$6,499	$810

The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis as of the dates indicated (in thousands).

	Fair Value				Weighted Average
Level 3 Assets and Liabilities	June 30, 2018	December 31, 2017	Valuation Technique		June 30, 2018	December 31, 2017
				Unobservable Inputs
Servicing rights for SBA/USDA loans	$7,509	$7,740	Discounted cash flow	Discount rate	12.7%	12.5%
				Prepayment rate	10.1	8.3
Residential mortgage servicing rights	10,801	8,262	Discounted cash flow	Discount rate	10.0	10.0
				Prepayment rate	8.6	9.5
Corporate bonds	990	900	Indicative bid provided by a broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	N/A	N/A

Derivative assets - mortgage	1,764	1,150	Internal model	Pull through rate	81.1	80.0
Derivative assets - other	12,746	11,057	Dealer priced	Dealer priced	N/A	N/A
Derivative liabilities - risk participations	8	20	Internal model	Probable exposure rate	0.5	0.4
				Probability of default rate	1.8	1.8
Derivative liabilities - other	18,358	16,724	Dealer priced	Dealer priced	N/A	N/A

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Fair Value Option

At June 30, 2018, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $34.8 million and $33.7 million, respectively. At December 31, 2017, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $26.3 million and $25.4 million, respectively. Interest income on these loans is calculated based on the note rate of the loan and is recorded in interest revenue. During the three and six months ended June 30, 2018, changes in fair value of these loans resulted in net gains of $326,000 and $254,000, respectively. During the three and six months ended June 30, 2017, changes in fair value of these loans resulted in net gains of $192,000 and $444,000, respectively, which were recorded in mortgage loan and other related fees. These changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of all assets that were still held as of June 30, 2018 and December 31, 2017, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented (in thousands).

	Level 1	Level 2	Level 3	Total
June 30, 2018
Loans	$—	$—	$6,570	$6,570

December 31, 2017
Loans	$—	$—	$6,905	$6,905

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

	Carrying	Fair Value Level
	Amount	Level 1	Level 2	Level 3	Total
June 30, 2018
Assets:
Securities held to maturity	$297,569	$—	$291,463	$—	$291,463
Loans and leases, net	8,159,200	—	—	8,132,734	8,132,734

Liabilities:
Deposits	9,966,088	—	9,958,439	—	9,958,439
Federal Home Loan Bank advances	560,000	—	559,979	—	559,979
Long-term debt	308,434	—	—	321,424	321,424

December 31, 2017
Assets:
Securities held to maturity	$321,094	$—	$321,276	$—	$321,276
Loans, net	7,676,658	—	—	7,674,460	7,674,460
Loans held for sale	6,482	—	6,514	—	6,514

Liabilities:
Deposits	9,807,697	—	9,809,264	—	9,809,264
Federal Home Loan Bank advances	504,651	—	504,460	—	504,460
Long-term debt	120,545	—	—	123,844	123,844

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

The following table summarizes the contractual amount of off-balance sheet instruments as of the dates indicated (in thousands).

	June 30, 2018	December 31, 2017
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,047,081	$1,910,777
Letters of credit	26,396	28,075

United’s wholly-owned bank subsidiary, United Community Bank (the “Bank”), holds minor investments in certain limited partnerships for Community Reinvestment Act purposes. As of June 30, 2018, the Bank had committed to fund an additional $9.16 million related to future capital calls that has not been reflected in the consolidated balance sheet.

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

Note 15 – Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands):

	June 30, 2018	December 31, 2017
Core deposit intangible	$62,652	$62,652
Less: accumulated amortization	(43,786)	(41,229)
Net core deposit intangible	18,866	21,423
Noncompete agreements	3,144	3,144
Less: accumulated amortization	(1,948)	(761)
Net noncompete agreements	1,196	2,383
Total intangibles subject to amortization, net	20,062	23,806
Goodwill	307,112	220,591
Total goodwill and other intangible assets, net	$327,174	$244,397

The following is a summary of changes in the carrying amounts of goodwill (in thousands):

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
2018	Goodwill	Accumulated Impairment Losses	Goodwill, net of Accumulated Impairment Losses	Goodwill	Accumulated Impairment Losses	Goodwill, net of Accumulated Impairment Losses
Balance, beginning of period	$612,009	$(305,590)	$306,419	$526,181	$(305,590)	$220,591
Acquisition of NLFC	390	—	390	87,379	—	87,379
Measurement period adjustments- FOFN and HCSB	303	—	303	(858)	—	(858)
Balance, end of period	$612,702	$(305,590)	$307,112	$612,702	$(305,590)	$307,112

2017
Balance, beginning of period	$447,615	$(305,590)	$142,025	$447,615	$(305,590)	$142,025
Balance, end of period	$447,615	$(305,590)	$142,025	$447,615	$(305,590)	$142,025

The estimated aggregate amortization expense for future periods for core deposit intangibles and noncompete agreements is as follows (in thousands):

Year
Remainder of 2018	$3,102
2019	4,551
2020	3,315
2021	2,557
2022	1,982
Thereafter	4,555
Total	$20,062

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 16 - Long-term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2018	December 31, 2017	Issue Date	Stated Maturity Date	Earliest Call Date	Interest Rate
Obligations of the Bank and its Subsidiaries:
NER 15-1 Class C notes	$7,025	$—	2015	2019	n/a	4.500%
NER 15-1 Class D notes	3,421	—	2015	2021	n/a	5.750%
NER 16-1 Class A-2 notes	43,912	—	2016	2021	n/a	2.200%
NER 16-1 Class B notes	25,489	—	2016	2021	n/a	3.220%
NER 16-1 Class C notes	6,319	—	2016	2021	n/a	5.050%
NER 16-1 Class D notes	3,213	—	2016	2023	n/a	7.870%
Total securitized notes payable	89,379	—

Obligations of the Holding Company:
2022 senior debentures	50,000	50,000	2015	2022	2020	5.000% through August 13, 2020, 3-month LIBOR plus 3.814% thereafter
2027 senior debentures	35,000	35,000	2015	2027	2025	5.500% through August 13, 2025 3-month LIBOR plus 3.71% thereafter
Total senior debentures	85,000	85,000

2028 subordinated debentures	100,000	—	2018	2028	2023	4.500% through January 30, 2023, 3-month LIBOR plus 2.12% thereafter
2025 subordinated debentures	11,500	11,500	2015	2025	2020	6.250%
Total subordinated debentures	111,500	11,500

Southern Bancorp Capital Trust I	4,382	4,382	2004	2034	2009	Prime + 1.00%
United Community Statutory Trust III	1,238	1,238	2008	2038	2013	Prime + 3.00%
Tidelands Statutory Trust I	8,248	8,248	2006	2036	2011	3-month LIBOR plus 1.38%
Tidelands Statutory Trust II	6,186	6,186	2008	2038	2013	3-month LIBOR plus 5.075%
Four Oaks Statutory Trust I	12,372	12,372	2006	2036	2011	3-month LIBOR plus 1.35%
Total trust preferred securities	32,426	32,426
Less discount	(9,871)	(8,381)
Total long-term debt	$308,434	$120,545

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

Securitized Notes Payable
United acquired, as part of the NLFC acquisition, Navitas Equipment Receivables LLC 2015-1 (“NER 15-1”) and Navitas Equipment Receivables LLC 2016-1 (“NER 16-1”), which are bankruptcy-remote special purpose entities (“SPEs”) whose sole purpose is to receive loans to secure financings. Each of these SPEs provided financing by issuing notes to investors through a private offering of Receivable-Backed Notes under Rule 144A of the Securities and Exchange Act of 1934. These notes are collateralized by specific qualifying loans

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

and by cash placed in restricted cash accounts. These notes will continue amortizing sequentially based on collections on the underlying loans available to pay the note holders at each monthly payment date after payment of certain amounts as specified in the securitization documents including fees to various parties to the securitizations, interest due to the note holders and certain other payments. Sequentially, each subsequent class of note holders receive principal payments until paid down in full prior to the remaining subsequent class of note holders receiving principal payments. In addition to the pay-downs on these notes, they also have legal final maturity dates as reflected in the table above.

Trust Preferred Securities
Trust preferred securities qualify as Tier 1 capital under risk based capital guidelines subject to certain limitations. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indentures.

Note 17 - Subsequent Events
On August 1, 2018, United’s Board of Directors approved a regular quarterly cash dividend of $0.15 per common share. The dividend is payable October 5, 2018, to shareholders of record on September 15, 2018.

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

Our businesses and operations are and will be subject to a variety of risks, uncertainties and other factors. Consequently, actual results and experiences may differ materially from those contained in any forward-looking statements. Such risks, uncertainties and other factors that could cause actual results and experiences to differ from those projected include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 as well as the following factors:

•	the condition of the general business and economic environment, banking system and financial markets;

•	deteriorating conditions in the stock market, the public debt market, and other capital markets, which could affect our ability to raise capital;

•	our ability to maintain profitability;

•	changes in prevailing interest rates may negatively affect our net income and the value of our assets and other interest rate risks;

•	our ability to maintain liquidity or access other sources of funding, as well as changes in the cost and availability of funding;

•	the results of our internal credit stress tests may not accurately predict the impact on our financial condition if the economy were to deteriorate;

•	our lack of geographic diversification and the success of the local economies in which we operate;

•	our concentrations of commercial construction and development loans and commercial real estate loans are subject to unique risks that could adversely affect our earnings;

•	risks with respect to our ability to successfully expand and complete acquisitions and integrate businesses and operations that are acquired;

•	competition from financial institutions and other financial service providers including financial technology providers;

•	losses due to fraudulent and negligent conduct of our customers, third party service providers or employees;

•	risks related to our communications and information systems, including risks with respect to cybersecurity breaches;

•	our reliance on third parties to provide key components of our business infrastructure and services required to operate our business;

•
changes in laws and regulations or failures to comply with such laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and related regulations (the “Dodd-Frank Act”) and the Tax Cuts and Jobs Act of 2017 and related regulations (the “Tax Act”);

•	changes in tax laws, regulations and interpretations or challenges to our income tax provision;

•
changes in regulatory capital and other requirements as well as the impact on regulatory capital of changing accounting standards related to the allowance for loan and lease losses and lease accounting;

•	the costs and effects of litigation, examinations, investigations, or similar matters, or adverse facts and developments related thereto;

•	possible regulatory or judicial proceedings, board resolutions, informal memorandums of understanding or formal enforcement actions imposed by regulators;

•	if our allowance for loan losses is not sufficient to cover actual loan losses;

•	our ability to fully realize the balance of our net deferred tax asset, including net operating loss carryforwards;

•	our accounting and reporting policies; and

•	our ability to maintain effective internal controls over financial reporting and disclosure controls and procedures.

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

United is a bank holding company registered with the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the State of Georgia in 1987 and commenced operations in 1988. At June 30, 2018, United had total consolidated assets of $12.4 billion, total loans of $8.22 billion, total deposits of $9.97 billion, and shareholders’ equity of $1.38 billion.

United conducts substantially all of its operations through its wholly-owned bank subsidiary, United Community Bank (the “Bank”), which as of June 30, 2018, operated at 150 locations throughout markets in Georgia, South Carolina, North Carolina, and Tennessee.

Since June 30, 2017 United has completed the following acquisitions (the “Acquisitions”):

Entity	Date Acquired
NLFC Holdings Corp. (“NLFC”)	February 1, 2018
Four Oaks Fincorp, Inc. (“FOFN”)	November 1, 2017
HCSB Financial Corporation (“HCSB”)	July 31, 2017

The acquired entities’ results are included in United’s consolidated results beginning on the respective acquisition dates.

United reported net income of $39.6 million, or $0.49 per diluted share, for the second quarter of 2018, compared to net income of $28.3 million, or $0.39 per diluted share, for the second quarter of 2017. For the six months ended June 30, 2018, United reported net income of $77.3 million, or $0.97 per diluted share, compared to $51.8 million, or $0.72 per diluted share for the first six months of 2017.

Net interest revenue increased to $108 million for the second quarter of 2018, compared to $85.1 million for the second quarter of 2017, primarily due to higher loan volume, much of which resulted from the Acquisitions. Net interest margin increased to 3.90% for the three months ended June 30, 2018 from 3.47% for the same period in 2017 due to the effect of rising interest rates on floating rate loans and investment securities and a more favorable earning asset mix due to the Acquisitions. For the six months ended June 30, 2018, net interest revenue was $212 million and the net interest margin was 3.85% compared to net interest revenue of $169 million and net interest margin of 3.46% for the same period in 2017.

The provision for credit losses was $1.80 million for the second quarter of 2018, compared to $800,000 for the second quarter of 2017. For the six months ended June 30, 2018, the provision for credit losses was $5.60 million, compared to $1.60 million for the same period in 2017. Net charge-offs for the second quarter of 2018 were $1.36 million, compared to $1.62 million for the second quarter of 2017. Since credit quality remained stable, the increase in the provision reflects growth in the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”), including a $2.29 million increase resulting from including NLFC’s loans in the allowance for loan losses model in the first quarter of 2018. Because NLFC’s loans were recorded at a premium, the allowance for loan losses model required us to establish an allowance for loan losses sufficient to cover estimated credit losses inherent in the NLFC loan portfolio.

As of June 30, 2018, United’s allowance for loan losses was $61.1 million, or 0.74% of loans, compared to $58.9 million, or 0.76% of loans, at December 31, 2017 reflecting stable asset quality. Nonperforming assets of $24.4 million were 0.20% of total assets at June 30, 2018, down from 0.23% at December 31, 2017. During the second quarter of 2018, $3.61 million in loans were placed on nonaccrual compared with $8.11 million in the second quarter of 2017.

Noninterest income of $23.3 million for the second quarter of 2018 was down $345,000, or 1%, from the second quarter of 2017. Service charges and fees decreased 18% compared to the second quarter of 2017 due mainly to the effect of the Durbin Amendment of the Dodd-Frank Act (the “Durbin Amendment”), which took effect for United in the third quarter of 2017 and limited the amount of interchange fees charged on debit card transactions. Decreases in service charges and fees were offset by increases in other noninterest income comprising of volume driven increases in miscellaneous banking fees, fee revenues from the equipment finance business, which came through acquisition of NLFC, and gains on extinguishment of debt. Mortgage fees of $5.31 million for the second quarter of 2018 increased from $4.81 million in the second quarter of 2017. The increase was due to United’s emphasis on growing its mortgage business by recruiting lenders in metropolitan markets. For the first six months of 2018, total noninterest income remained relatively consistent compared to the same period of 2017 due to the decrease in service charges and fees and increase in securities losses being offset by increases in mortgage fees and other noninterest income, including gains on derivative cancellations recognized in the first quarter.

For the second quarter of 2018, noninterest expenses of $76.9 million increased $13.6 million from the second quarter of 2017, primarily due to the addition of noninterest expenses related to the Acquisitions. Salaries and benefits expense increased $8.03 million from second quarter and $14.2 million from the first half of 2017, mostly due to the Acquisitions and investment in additional staff and new teams to expand the Commercial Banking Solutions area as well as higher incentive compensation in connection with increased lending activities and improvement in earnings performance.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains financial information determined by methods other than in accordance with GAAP. Such non-GAAP financial information includes the following measures: “tangible book value per common share,” “average tangible equity to average assets,” “average tangible common equity to average assets,” “tangible common equity to assets” and “tangible common equity to risk-weighted assets.” In addition, management presents non-GAAP operating performance measures, which exclude merger-related and other items that are not part of United’s ongoing business operations. Operating performance measures include “expenses – operating,” “net income – operating,” “net income available to common shareholders – operating,” “diluted net income per common share – operating,” “return on common equity – operating,” “return on tangible common equity – operating,” “return on assets – operating,” “dividend payout ratio – operating” and “efficiency ratio – operating.” Management has developed internal policies and procedures to accurately capture and account for merger-related and other charges and those charges are reviewed with the audit committee of United’s Board of Directors each quarter. Management uses these non-GAAP measures because it believes they may provide useful supplemental information for evaluating United’s operations and performance over periods of time, as well as in managing and evaluating United’s business and in discussions about United’s operations and performance. Management believes these non-GAAP measures may also provide users of United’s financial information with a meaningful measure for assessing United’s financial results and credit trends, as well as a comparison to financial results for prior periods. These non-GAAP measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP and are not necessarily comparable to other similarly titled measures used by other companies. To the extent applicable, reconciliations of these non-GAAP measures to the most directly comparable measures as reported in accordance with GAAP are included in the table on page 52.

Results of Operations

United reported net income and diluted earnings per common share of $39.6 million and $0.49, respectively, for the second quarter of 2018. This compared to net income and diluted earnings per common share of $28.3 million and $0.39, respectively, for the same period in 2017. For the six months ended June 30, 2018, United reported net income of $77.3 million compared to net income of $51.8 million for the same period in 2017.

United reported operating net income of $42.4 million and $82.1 million, respectively, for the second quarter and first half of 2018, compared to $29.4 million and $57.6 million, respectively, for the same periods in 2017. For the second quarter and first half of 2018, operating net income excludes merger-related and branch closure charges and a deferred tax asset impairment charge resulting from Georgia lowering its corporate income tax rate, which net of tax, totaled $2.75 million and $4.77 million, respectively. For the second quarter of 2017, operating net income excludes merger-related and executive retirement charges, net of the associated income tax benefit, of $1.16 million. For the first half of 2017, operating net income excludes merger-related and executive retirement charges and the release from accumulated other comprehensive income of the disproportionate tax effect related to cash flow hedges, which, net of tax, totaled $2.45 million and $3.40 million, respectively.

UNITED COMMUNITY BANKS, INC.
Table 1 - Financial Highlights
Selected Financial Information
	2018		2017			Second Quarter 2018 - 2017 Change	For the Six Months Ended June 30,		YTD 2018 - 2017 Change
(in thousands, except per share data)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter		2018	2017
INCOME SUMMARY
Interest revenue	$122,215	$115,290	$106,757	$98,839	$93,166		$237,505	$184,124
Interest expense	13,739	12,005	9,249	9,064	8,018		25,744	15,422
Net interest revenue	108,476	103,285	97,508	89,775	85,148	27%	211,761	168,702	26%
Provision for credit losses	1,800	3,800	1,200	1,000	800		5,600	1,600
Noninterest income	23,340	22,396	21,928	20,573	23,685	(1)	45,736	45,759	—
Total revenue	130,016	121,881	118,236	109,348	108,033	20	251,897	212,861	18
Expenses	76,850	73,475	75,882	65,674	63,229	22	150,325	126,055	19
Income before income tax expense	53,166	48,406	42,354	43,674	44,804	19	101,572	86,806	17
Income tax expense	13,532	10,748	54,270	15,728	16,537	(18)	24,280	35,015	(31)
Net income (loss)	39,634	37,658	(11,916)	27,946	28,267	40	77,292	51,791	49
Merger-related and other charges	2,873	2,646	7,358	3,420	1,830		5,519	3,884
Income tax benefit of merger-related and other charges	(121)	(628)	(1,165)	(1,147)	(675)		(749)	(1,433)
Impact of remeasurement of deferred tax asset resulting from 2017 Tax Cuts and Jobs Act	—	—	38,199	—	—		—	—
Release of disproportionate tax effects lodged in OCI	—	—	—	—	—		—	3,400
Net income - operating (1)	$42,386	$39,676	$32,476	$30,219	$29,422	44	$82,062	$57,642	42

PERFORMANCE MEASURES
Per common share:
Diluted net income (loss) - GAAP	$0.49	$0.47	$(0.16)	$0.38	$0.39	26	$0.97	$0.72	35
Diluted net income - operating (1)	0.53	0.50	0.42	0.41	0.41	29	1.03	0.80	29
Cash dividends declared	0.15	0.12	0.10	0.10	0.09	67	0.27	0.18	50
Book value	17.29	17.02	16.67	16.50	15.83	9	17.29	15.83	9
Tangible book value (3)	13.25	12.96	13.65	14.11	13.74	(4)	13.25	13.74	(4)
Key performance ratios:
Return on common equity - GAAP (2)(4)	11.20%	11.11%	(3.57)%	9.22%	9.98%		11.15%	9.27%
Return on common equity - operating (1)(2)(4)	11.97	11.71	9.73	9.97	10.39		11.84	10.32
Return on tangible common equity - operating (1)(2)(3)(4)	15.79	15.26	11.93	11.93	12.19		15.53	12.15
Return on assets - GAAP (4)	1.30	1.26	(0.40)	1.01	1.06		1.28	0.98
Return on assets - operating (1)(4)	1.39	1.33	1.10	1.09	1.10		1.36	1.09
Dividend payout ratio - GAAP	30.61	25.53	(62.50)	26.32	23.08		27.84	25.00
Dividend payout ratio - operating (1)	28.30	24.00	23.81	24.39	21.95		26.21	22.50
Net interest margin (fully taxable equivalent) (4)	3.90	3.80	3.63	3.54	3.47		3.85	3.46
Efficiency ratio - GAAP	57.94	57.83	63.03	59.27	57.89		57.89	58.58
Efficiency ratio - operating (1)	55.77	55.75	56.92	56.18	56.21		55.76	56.77
Average equity to average assets	11.21	11.03	11.21	10.86	10.49		11.13	10.36
Average tangible equity to average assets (3)	8.83	8.82	9.52	9.45	9.23		8.82	9.09
Average tangible common equity to average assets (3)	8.83	8.82	9.52	9.45	9.23		8.82	9.09
Tangible common equity to risk-weighted assets (3)	11.36	11.19	12.05	12.80	12.44		11.36	12.44

ASSET QUALITY
Nonperforming loans	$21,817	$26,240	$23,658	$22,921	$23,095	(6)	$21,817	$23,095	(6)
Foreclosed properties	2,597	2,714	3,234	2,736	2,739	(5)	2,597	2,739	(5)
Total nonperforming assets (NPAs)	24,414	28,954	26,892	25,657	25,834	(5)	24,414	25,834	(5)
Allowance for loan losses	61,071	61,085	58,914	58,605	59,500	3	61,071	59,500	3
Net charge-offs	1,359	1,501	1,061	1,635	1,623	(16)	2,860	3,302	(13)
Allowance for loan losses to loans	0.74%	0.75%	0.76%	0.81%	0.85%		0.74%	0.85%
Net charge-offs to average loans (4)	0.07	0.08	0.06	0.09	0.09		0.07	0.10
NPAs to loans and foreclosed properties	0.30	0.35	0.35	0.36	0.37		0.30	0.37
NPAs to total assets	0.20	0.24	0.23	0.23	0.24		0.20	0.24

AVERAGE BALANCES ($ in millions)
Loans	$8,177	$7,993	$7,560	$7,149	$6,980	17	$8,086	$6,942	16
Investment securities	2,802	2,870	2,991	2,800	2,775	1	2,836	2,798	1
Earning assets	11,193	11,076	10,735	10,133	9,899	13	11,135	9,885	13
Total assets	12,213	12,111	11,687	10,980	10,704	14	12,163	10,691	14
Deposits	9,978	9,759	9,624	8,913	8,659	15	9,869	8,626	14
Shareholders’ equity	1,370	1,336	1,310	1,193	1,123	22	1,353	1,108	22
Common shares - basic (thousands)	79,753	79,205	76,768	73,151	71,810	11	79,477	71,798	11
Common shares - diluted (thousands)	79,755	79,215	76,768	73,162	71,820	11	79,487	71,809	11

AT PERIOD END ($ in millions)
Loans	$8,220	$8,184	$7,736	$7,203	$7,041	17	$8,220	$7,041	17
Investment securities	2,834	2,731	2,937	2,847	2,787	2	2,834	2,787	2
Total assets	12,386	12,264	11,915	11,129	10,837	14	12,386	10,837	14
Deposits	9,966	9,993	9,808	9,127	8,736	14	9,966	8,736	14
Shareholders’ equity	1,379	1,357	1,303	1,221	1,133	22	1,379	1,133	22
Common shares outstanding (thousands)	79,138	79,123	77,580	73,403	70,981	11	79,138	70,981	11
(1) Excludes merger-related and other charges which includes amortization of certain executive change of control benefits, the fourth quarter 2017 impact of remeasurement of United’s deferred tax assets following the passage of tax reform legislation and a first quarter 2017 release of disproportionate tax effects lodged in OCI. (2) Net income less preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss). (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Non-GAAP Performance Measures Reconciliation
Selected Financial Information
	2018		2017			For the Six Months Ended June 30,
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2018	2017
(in thousands, except per share data)

Expense reconciliation
Expenses (GAAP)	$76,850	$73,475	$75,882	$65,674	$63,229	$150,325	$126,055
Merger-related and other charges	(2,873)	(2,646)	(7,358)	(3,420)	(1,830)	(5,519)	(3,884)
Expenses - operating	$73,977	$70,829	$68,524	$62,254	$61,399	$144,806	$122,171

Net income (loss) reconciliation
Net income (loss) (GAAP)	$39,634	$37,658	$(11,916)	$27,946	$28,267	$77,292	$51,791
Merger-related and other charges	2,873	2,646	7,358	3,420	1,830	5,519	3,884
Income tax benefit of merger-related and other charges	(121)	(628)	(1,165)	(1,147)	(675)	(749)	(1,433)
Impact of tax reform on remeasurement of deferred tax asset	—	—	38,199	—	—	—	—
Release of disproportionate tax effects lodged in OCI	—	—	—	—	—	—	3,400
Net income - operating	$42,386	$39,676	$32,476	$30,219	$29,422	$82,062	$57,642

Diluted income (loss) per common share reconciliation
Diluted income (loss) per common share (GAAP)	$0.49	$0.47	$(0.16)	$0.38	$0.39	$0.97	$0.72
Merger-related and other charges	0.04	0.03	0.08	0.03	0.02	0.06	0.03
Impact of tax reform on remeasurement of deferred tax asset	—	—	0.50	—	—	—	—
Release of disproportionate tax effects lodged in OCI	—	—	—	—	—	—	0.05
Diluted income per common share - operating	$0.53	$0.50	$0.42	$0.41	$0.41	$1.03	$0.80

Book value per common share reconciliation
Book value per common share (GAAP)	$17.29	$17.02	$16.67	$16.50	$15.83	$17.29	$15.83
Effect of goodwill and other intangibles	(4.04)	(4.06)	(3.02)	(2.39)	(2.09)	(4.04)	(2.09)
Tangible book value per common share	$13.25	$12.96	$13.65	$14.11	$13.74	$13.25	$13.74

Return on tangible common equity reconciliation
Return on common equity (GAAP)	11.20%	11.11%	(3.57)%	9.22%	9.98%	11.15%	9.27%
Merger-related and other charges	0.77	0.60	1.86	0.75	0.41	0.69	0.44
Impact of tax reform on remeasurement of deferred tax asset	—	—	11.44	—	—	—	—
Release of disproportionate tax effects lodged in OCI	—	—	—	—	—	—	0.61
Return on common equity - operating	11.97	11.71	9.73	9.97	10.39	11.84	10.32
Effect of goodwill and other intangibles	3.82	3.55	2.20	1.96	1.80	3.69	1.83
Return on tangible common equity - operating	15.79%	15.26%	11.93%	11.93%	12.19%	15.53%	12.15%

Return on assets reconciliation
Return on assets (GAAP)	1.30%	1.26%	(0.40)%	1.01%	1.06%	1.28%	0.98%
Merger-related and other charges	0.09	0.07	0.20	0.08	0.04	0.08	0.05
Impact of tax reform on remeasurement of deferred tax asset	—	—	1.30	—	—	—	—
Release of disproportionate tax effects lodged in OCI	—	—	—	—	—	—	0.06
Return on assets - operating	1.39%	1.33%	1.10%	1.09%	1.10%	1.36%	1.09%

Dividend payout ratio reconciliation
Dividend payout ratio (GAAP)	30.61%	25.53%	(62.50)%	26.32%	23.08%	27.84%	25.00%
Merger-related and other charges	(2.31)	(1.53)	12.04	(1.93)	(1.13)	(1.63)	(1.00)
Impact of tax reform on remeasurement of deferred tax asset	—	—	74.27	—	—	—	—
Release of disproportionate tax effects lodged in OCI	—	—	—	—	—	—	(1.50)
Dividend payout ratio - operating	28.30%	24.00%	23.81%	24.39%	21.95%	26.21%	22.50%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	57.94%	57.83%	63.03%	59.27%	57.89%	57.89%	58.58%
Merger-related and other charges	(2.17)	(2.08)	(6.11)	(3.09)	(1.68)	(2.13)	(1.81)
Efficiency ratio - operating	55.77%	55.75%	56.92%	56.18%	56.21%	55.76%	56.77%

Average equity to assets reconciliation
Equity to assets (GAAP)	11.21%	11.03%	11.21%	10.86%	10.49%	11.13%	10.36%
Effect of goodwill and other intangibles	(2.38)	(2.21)	(1.69)	(1.41)	(1.26)	(2.31)	(1.27)
Tangible common equity to assets	8.83%	8.82%	9.52%	9.45%	9.23%	8.82%	9.09%

Tangible common equity to risk-weighted assets reconciliation
Tier 1 capital ratio (Regulatory)	11.94%	11.61%	12.24%	12.27%	11.91%	11.94%	11.91%
Effect of other comprehensive income	(0.57)	(0.50)	(0.29)	(0.13)	(0.15)	(0.57)	(0.15)
Effect of deferred tax limitation	0.33	0.42	0.51	0.94	0.95	0.33	0.95
Effect of trust preferred	(0.34)	(0.34)	(0.36)	(0.24)	(0.25)	(0.34)	(0.25)
Basel III intangibles transition adjustment	—	—	(0.05)	(0.04)	(0.02)	—	(0.02)
Tangible common equity to risk-weighted assets	11.36%	11.19%	12.05%	12.80%	12.44%	11.36%	12.44%

Net Interest Revenue

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. Management seeks to optimize this revenue while balancing interest rate, credit and liquidity risks. Net interest revenue for the second quarter of 2018 was $108 million, compared to $85.1 million for the second quarter of 2017. Taxable equivalent net interest revenue for the second quarter of 2018 was $109 million, which represents an increase of $23.4 million from the same period in 2017. The combination of the larger earning asset base from the Acquisitions, growth in the loan portfolio and a wider net interest margin were responsible for the increase in net interest revenue.

Average interest-earning assets for the second quarter of 2018 increased $1.29 billion, or 13%, from the second quarter of 2017, which was due primarily to the increase in loans. Average loans increased $1.20 billion, or 17%, from the second quarter of last year, which includes the effect of the Acquisitions. The yield on loans increased 77 basis points, reflecting the effect of rising interest rates on the floating rate loans in the portfolio and the acquisition of higher yielding loans from NLFC and FOFN.

Average interest-bearing liabilities of $7.49 billion for the second quarter of 2018 increased $751 million from the second quarter of 2017. Average non-interest-bearing deposits increased $458 million from the second quarter of 2017 to $3.19 billion for the second quarter of 2018. The average cost of interest-bearing liabilities for the second quarter of 2018 was 0.74% compared to 0.48% for the same period in 2017, reflecting higher average rates on interest-bearing deposits and short-term borrowings. Although the fed funds rate has increased 75 basis points since June 30, 2017, United’s cost of interest-bearing deposits has increased only 24 basis points over that same time period, which has contributed to margin expansion and an increase in net interest revenue.

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

For the second quarters of 2018 and 2017, the net interest spread was 3.65% and 3.31%, respectively, while the net interest margin was 3.90% and 3.47%, respectively. The increase in the net interest margin reflects the impact of higher short-term interest rates on floating-rate loans and securities while the pricing on interest-bearing liabilities increased slightly from the prior year. Additionally, United was able to improve its overall yield on interest-earning assets through growth in the loan portfolio, which had a positive impact on the composition of interest-earning assets.

For the first six months of 2018, net interest revenue was $212 million, an increase of $43.1 million, or 26%, from the first six months of 2017. Similarly, fully taxable equivalent net interest revenue for the first six months of 2018 was $213 million, an increase of $43.2 million, or 26%, from the first six months of 2017. Average earning assets increased 13% to $11.1 billion during the first six months of 2018 compared to the same period a year ago, primarily due to the increase in loans, including the Acquisitions. The yield on earning assets increased 55 basis points to 4.31% in the first six months of 2018 primarily due to higher loan and securities yields. The higher loan portfolio yield reflects the effect of rising interest rates and changes in portfolio composition, primarily due to the NLFC acquisition. Taxable investment yield increased 3 basis points for the first six months of 2018 compared to the same period in 2017, which further improved the net interest margin. The rate on interest-bearing liabilities over the same period increased 23 basis points. The higher yield on interest-earning assets more than offset the higher cost of interest-bearing liabilities and resulted in an 39 basis point increase in the net interest margin from the first half of 2017 to the first half of 2018.

The following tables show the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the periods indicated.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended June 30,

	2018			2017
(dollars in thousands, fully taxable equivalent (FTE))	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$8,177,343	$103,395	5.07%	$6,979,980	$74,811	4.30%
Taxable securities (3)	2,651,816	17,229	2.60	2,719,390	17,421	2.56
Tax-exempt securities (FTE) (1)(3)	150,503	1,380	3.67	55,992	584	4.17
Federal funds sold and other interest-earning assets	212,849	674	1.27	143,143	743	2.08
Total interest-earning assets (FTE)	11,192,511	122,678	4.39	9,898,505	93,559	3.79
Non-interest-earning assets:
Allowance for loan losses	(62,275)			(61,163)
Cash and due from banks	133,060			104,812
Premises and equipment	218,517			192,906
Other assets (3)	731,514			569,435
Total assets	$12,213,327			$10,704,495

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$2,071,289	1,303	0.25	$1,901,890	635	0.13
Money market	2,214,077	2,583	0.47	2,064,143	1,559	0.30
Savings	678,988	35	0.02	575,960	28	0.02
Time	1,524,124	2,696	0.71	1,274,009	1,136	0.36
Brokered time deposits	300,389	1,502	2.01	111,983	243	0.87
Total interest-bearing deposits	6,788,867	8,119	0.48	5,927,985	3,601	0.24
Federal funds purchased and other borrowings	45,241	198	1.76	37,317	101	1.09
Federal Home Loan Bank advances	335,521	1,636	1.96	594,815	1,464	0.99
Long-term debt	316,812	3,786	4.79	175,281	2,852	6.53
Total borrowed funds	697,574	5,620	3.23	807,413	4,417	2.19
Total interest-bearing liabilities	7,486,441	13,739	0.74	6,735,398	8,018	0.48
Non-interest-bearing liabilities:
Non-interest-bearing deposits	3,188,847			2,731,217
Other liabilities	168,417			114,873
Total liabilities	10,843,705			9,581,488
Shareholders' equity	1,369,622			1,123,007
Total liabilities and shareholders' equity	$12,213,327			$10,704,495

Net interest revenue (FTE)		$108,939			$85,541
Net interest-rate spread (FTE)			3.65%			3.31%
Net interest margin (FTE) (4)			3.90%			3.47%

(1)
Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 26% in 2018 and 39% in 2017, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized losses of $42.9 million in 2018 and $6.58 million in 2017 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Six Months Ended June 30,

	2018			2017
(dollars in thousands, fully taxable equivalent (FTE))	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$8,085,849	$199,784	4.98%	$6,942,130	$147,552	4.29%
Taxable securities (3)	2,687,200	34,552	2.57	2,749,339	34,854	2.54
Tax-exempt securities (FTE) (1)(3)	148,528	2,689	3.62	49,125	1,041	4.24
Federal funds sold and other interest-earning assets	212,951	1,372	1.29	144,577	1,407	1.95
Total interest-earning assets (FTE)	11,134,528	238,397	4.31	9,885,171	184,854	3.76
Non-interest-earning assets:
Allowance for loan losses	(60,718)			(61,414)
Cash and due from banks	146,697			102,048
Premises and equipment	217,625			191,509
Other assets (3)	724,488			573,281
Total assets	$12,162,620			$10,690,595

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW	$2,077,461	2,416	0.23	$1,930,624	1,232	0.13
Money market	2,222,304	4,758	0.43	2,064,792	2,985	0.29
Savings	667,431	84	0.03	568,339	55	0.02
Time	1,529,639	4,937	0.65	1,269,005	1,951	0.31
Brokered time deposits	229,766	2,217	1.95	105,199	436	0.84
Total interest-bearing deposits	6,726,601	14,412	0.43	5,937,959	6,659	0.23
Federal funds purchased and other borrowings	61,894	498	1.62	28,225	141	1.01
Federal Home Loan Bank advances	423,137	3,760	1.79	637,728	2,894	0.92
Long-term debt	295,763	7,074	4.82	175,212	5,728	6.59
Total borrowed funds	780,794	11,332	2.93	841,165	8,763	2.10
Total interest-bearing liabilities	7,507,395	25,744	0.69	6,779,124	15,422	0.46
Non-interest-bearing liabilities:
Non-interest-bearing deposits	3,142,384			2,687,665
Other liabilities	159,734			115,808
Total liabilities	10,809,513			9,582,597
Shareholders' equity	1,353,107			1,107,998
Total liabilities and shareholders' equity	$12,162,620			$10,690,595

Net interest revenue (FTE)		$212,653			$169,432
Net interest-rate spread (FTE)			3.62%			3.30%
Net interest margin (FTE) (4)			3.85%			3.46%

(1)
Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 26% in 2018 and 39% in 2017, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized losses of $35.6 million in 2018 and $638 thousand in 2017 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

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

Table 4 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Compared to 2017 Increase (decrease) Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans (FTE)	$13,960	$14,624	$28,584	$26,298	$25,934	$52,232
Taxable securities	(437)	245	(192)	(795)	493	(302)
Tax-exempt securities (FTE)	875	(79)	796	1,820	(172)	1,648
Federal funds sold and other interest-earning assets	283	(352)	(69)	534	(569)	(35)
Total interest-earning assets (FTE)	14,681	14,438	29,119	27,857	25,686	53,543

Interest-bearing liabilities:
NOW accounts	61	607	668	100	1,084	1,184
Money market accounts	120	904	1,024	243	1,530	1,773
Savings deposits	5	2	7	11	18	29
Time deposits	260	1,300	1,560	470	2,516	2,986
Brokered deposits	709	550	1,259	839	942	1,781
Total interest-bearing deposits	1,155	3,363	4,518	1,663	6,090	7,753
Federal funds purchased & other borrowings	25	72	97	236	121	357
Federal Home Loan Bank advances	(831)	1,003	172	(1,216)	2,082	866
Long-term debt	1,843	(909)	934	3,180	(1,834)	1,346
Total borrowed funds	1,037	166	1,203	2,200	369	2,569
Total interest-bearing liabilities	2,192	3,529	5,721	3,863	6,459	10,322

Increase in net interest revenue (FTE)	$12,489	$10,909	$23,398	$23,994	$19,227	$43,221

Provision for Credit Losses

The provision for credit losses is based on management’s evaluation of probable incurred losses in the loan portfolio and corresponding analysis of the allowance for credit losses at quarter-end. Provision for credit losses was $1.8 million and $5.6 million for the three and six months ended June 30, 2018, compared to $800,000 and $1.6 million for the same periods in 2017. The amount of provision recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, sufficient to cover incurred losses in the loan portfolio. In accordance with the accounting guidance for business combinations, there was no allowance for loan losses brought forward on loans acquired from NLFC on February 1, 2018. At June 30, 2018, United included the performing non-impaired loans acquired from NLFC in its general allowance calculation in order to reflect the necessary allowance for incurred losses, which accounted for a majority of the increase in the provision expense. For the six months ended June 30, 2018, net loan charge-offs as an annualized percentage of average outstanding loans were 0.07% compared to 0.10% for the same period in 2017.

The allowance for unfunded commitments represents probable incurred losses on unfunded loan commitments that are expected to result in outstanding loan balances. The allowance for unfunded loan commitments was established through the provision for credit losses.

Additional discussion on credit quality and the allowance for loan losses is included in the “Asset Quality and Risk Elements” section of this report.

Noninterest income

Noninterest income for the second quarter of 2018 was $23.3 million, a decrease of $345,000, or 1%, compared to the second quarter of 2017. For the six months ended June 30, 2018, noninterest income totaled $45.7 million, flat compared to the same period of 2017. The following table presents the components of noninterest income for the periods indicated.

Table 5 - Noninterest Income
(in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Overdraft fees	$3,480	$3,321	$159	5%	$7,132	$6,718	$414	6%
ATM and debit card fees	3,071	5,536	(2,465)	(45)	6,342	10,924	(4,582)	(42)
Other service charges and fees	2,243	1,844	399	22	4,245	3,663	582	16
Service charges and fees	8,794	10,701	(1,907)	(18)	17,719	21,305	(3,586)	(17)
Mortgage loan and related fees	5,307	4,811	496	10	10,666	9,235	1,431	15
Brokerage fees	1,201	1,146	55	5	2,073	2,556	(483)	(19)
Gains on sales of SBA/USDA loans	2,401	2,626	(225)	(9)	4,179	4,585	(406)	(9)
Customer derivatives	657	776	(119)	(15)	1,430	1,254	176	14
Securities losses, net	(364)	4	(368)		(1,304)	2	(1,306)
Other	5,344	3,621	1,723	48	10,973	6,822	4,151	61
Total noninterest income	$23,340	$23,685	$(345)	(1)	$45,736	$45,759	$(23)	—

Service charges and fees of $8.79 million for the second quarter of 2018 decreased $1.91 million, or 18%, from the second quarter of 2017. Service charges and fees for the six months ended June 30, 2018 decreased $3.59 million, or 17% compared to the same period of 2017. The decrease is primarily due to the effect of the Durbin Amendment, which took effect for United in the third quarter of 2017 and limited the amount of interchange fees charged on debit card transactions.

Mortgage loan and related fees for the second quarter of 2018 increased $496,000, or 10%, from the second quarter of 2017. For the six months ended June 30, 2018 mortgage loan and related fees increased $1.43 million from the same period of 2017. The increase reflects United’s focus on growing the mortgage business by recruiting new mortgage lenders in key metropolitan markets and an increase in purchase and refinancing activity. In the second quarter of 2018, United closed 1,077 loans totaling $259 million compared with 888 loans totaling $204 million in the second quarter of 2017. Year-to-date mortgage production in 2018 amounted to 1,876 loans totaling $450 million, compared to 1,585 loans totaling $355 million for the same period in 2017. United had $151 million and $254 million in home purchase mortgage originations in the second quarter and first half of 2018, which accounted for 59% and 58% of production volume, respectively, compared with $141 million and $234 million, or 69% and 66%, respectively, of production volume for the same periods a year ago.

Brokerage fees for the first six months of 2018 decreased 19%, compared to the same period of 2017, reflecting downtime in the first quarter of 2018 associated with transitioning to a new third-party broker dealer. Brokerage fees for the second quarter of 2018 increased 5% compared to the second quarter 2017.

In the second quarter and first six months of 2018, United realized $2.40 million and $4.18 million, respectively, in gains from the sales of the guaranteed portion of Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) loans, compared to $2.63 million and $4.59 million in the same periods of 2017. United’s SBA/USDA lending strategy includes selling a portion of the loan production each quarter. In the second quarter and first six months of 2018, United sold the guaranteed portion of loans in the amount of $28.5 million and $50.7 million, respectively, compared to $30.3 million and $53.7 million, respectively, for the same periods a year ago.

Other noninterest income for the second quarter and first six months of 2018 was up $1.72 million and $4.15 million, respectively, from the same periods of 2017. Much of the increase in both periods is due to the Acquisitions. Noninterest income from NLFC added approximately $1.06 million and $1.85 million, respectively, to fee revenue for the second quarter and first six months of 2018. Second quarter 2018 other noninterest income also includes $533,000 in gains from the prepayment of fixed rate FHLB advances. In addition to those gains, other noninterest income for the first six months of 2018 includes $1.16 million in gains from the first quarter cancellation of interest rate swaps and caps that were serving as economic hedges to protect against rising interest rates.
The securities losses of $364,000 and $1.30 million recognized in the second quarter and first six months of 2018, respectively, were part of the same balance sheet management activities described above that resulted in the gains from prepayment of FHLB advances and cancellation of the derivative instruments. The gains from those activities and the securities losses are mostly offsetting.

Noninterest Expenses

The following table presents the components of noninterest expenses for the periods indicated.

Table 6 - Noninterest Expenses
(in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Salaries and employee benefits	$45,363	$37,338	$8,025	21%	$88,238	$74,029	$14,209	19%
Communications and equipment	4,849	4,978	(129)	(3)	9,481	9,896	(415)	(4)
Occupancy	5,547	4,908	639	13	11,160	9,857	1,303	13
Advertising and public relations	1,384	1,260	124	10	2,899	2,321	578	25
Postage, printing and supplies	1,685	1,346	339	25	3,322	2,716	606	22
Professional fees	3,464	2,371	1,093	46	7,508	5,415	2,093	39
FDIC assessments and other regulatory charges	1,973	1,348	625	46	4,449	2,631	1,818	69
Amortization of intangibles	1,847	900	947	105	3,745	1,873	1,872	100
Other	8,458	6,950	1,508	22	15,189	13,433	1,756	13
Total excluding merger-related and other charges	74,570	61,399	13,171	21	145,991	122,171	23,820	19
Merger-related and other charges	2,280	1,830	450		4,334	3,884	450
Total noninterest expenses	$76,850	$63,229	$13,621	22	$150,325	$126,055	$24,270	19

Noninterest expenses for the second quarter and first six months of 2018 totaled $76.9 million and $150 million, respectively, up $13.6 million or 22% and $24.3 million, or 19% from the same periods of 2017. The increase reflects the inclusion of the operating expenses of Acquisitions.

Salaries and employee benefits for the second quarter of 2018 were $45.4 million, up $8.03 million, or 21%, from the second quarter of 2017. For the first six months of 2018, salaries and employee benefits were $88.2 million, up $14.2 million, or 19% from the same period of 2017. The increase was due to a number of factors including investments in additional staff and new teams to expand Commercial Banking Solutions and other key areas, additional staff resulting from the Acquisitions, and annual merit based salary increases awarded in the second quarter. Full time equivalent headcount totaled 2,289 at June 30, 2018, up from 1,928 at June 30, 2017.

Occupancy expenses increased primarily due to higher depreciation and lease rental charges for the expanded branch network resulting from the Acquisitions. Professional fees for the second quarter of 2018 of $3.46 million were up $1.09 million or 46%, from the second quarter of 2017. For the first six months of 2018, professional fees increased $2.09 million, or 39% from the same period of 2017. The increase was due primarily to the Acquisitions and increased legal fees associated with loan growth.

Amortization of intangibles of $1.85 million and $3.75 million in the second quarter and first six months of 2018 increased relative to the same periods in 2017 due to the additional amortization resulting from intangibles related to the Acquisitions.

In the second quarter and first six months of 2018, merger-related and other charges of $2.28 million and $4.33 million, respectively, consisted primarily of severance, conversion costs, branch closure costs, and legal and professional fees. In the second quarter of 2017, merger-related and other charges of $1.83 million consisted primarily of costs associated with executive retirements. In the first half of

2017, merger-related and other charges of $3.88 million included executive retirement costs as well as severance, branch closure costs and technology equipment write offs.

Income Taxes

The income tax provision for the three and six months ended June 30, 2018 was $13.5 million and $24.3 million, respectively, which represents an effective tax rate of 25.5% and 23.9% respectively, for each period. The income tax provision for the three and six months ended June 30, 2017 was $16.5 million and $35.0 million, respectively, which represents an effective tax rate of 36.9% and 40.3%, respectively, for each period. The effective tax rate for the second quarter and first six months of 2018 reflects the lower federal income tax rate enacted following the passage of the Tax Act in the fourth quarter of 2017. The income tax provision for the second quarter of 2018 also included $509,000 of additional tax expense caused by the partial impairment of United’s net deferred tax asset as a result of the announcement that Georgia has elected to lower its corporate income tax rate from 6.00% to 5.75% effective January 1, 2019. The effective tax rate in the first six months of 2017 was affected by the release of disproportionate tax effects in the first quarter of 2017.

At June 30, 2018 and December 31, 2017, United maintained a valuation allowance on its net deferred tax asset of $4.71 million and $4.41 million, respectively. Management assesses the valuation allowance recorded against its net deferred tax asset at each reporting period. The determination of whether a valuation allowance for its net deferred tax asset is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management’s conclusion at June 30, 2018 that it was more likely than not that the net deferred tax asset of $77.3 million will be realized is based upon management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts that consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, the valuation allowance may need to be increased for some or all of its net deferred tax asset.

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

Balance Sheet Review

Total assets at June 30, 2018 and December 31, 2017 were $12.4 billion and $11.9 billion, respectively. Average total assets for both the second quarter and first half of 2018 were $12.2 billion, up from $10.7 billion in both the second quarter and first half of 2017.

The following table presents a summary of the loan portfolio.

Table 7 - Loans Outstanding
(in thousands)

	June 30, 2018	December 31, 2017
By Loan Type
Owner occupied commercial real estate	$1,681,737	$1,923,993
Income producing commercial real estate	1,821,384	1,595,174
Commercial & industrial	1,193,046	1,130,990
Commercial construction	735,575	711,936
Equipment financing	464,594	—
Total commercial	5,896,336	5,362,093
Residential mortgage	1,020,606	973,544
Home equity lines of credit	707,718	731,227
Residential construction	195,580	183,019
Consumer direct	122,756	127,504
Indirect auto	277,275	358,185
Total loans	$8,220,271	$7,735,572

As a percentage of total loans:
Owner occupied commercial real estate	20%	25%
Income producing commercial real estate	22	21
Commercial & industrial	15	15
Commercial construction	9	9
Equipment financing	6	—
Total commercial	72	70
Residential mortgage	12	13
Home equity lines of credit	9	9
Residential construction	2	2
Consumer direct	2	2
Indirect auto	3	4
Total	100%	100%

By Geographic Location
North Georgia	$1,000,943	$1,018,945
Atlanta MSA	1,533,064	1,510,067
North Carolina	1,067,356	1,049,592
Coastal Georgia	622,845	629,919
Gainesville MSA	229,431	248,060
East Tennessee	474,196	474,515
South Carolina	1,571,171	1,485,632
Commercial Banking Solutions	1,443,979	960,657
Indirect auto	277,286	358,185
Total loans	$8,220,271	$7,735,572

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, South Carolina and Tennessee, including customers who have a seasonal residence in United’s market areas, or are generated by the Commercial Banking Solutions division that focuses on specific commercial loan businesses, such as SBA and franchise lending. Approximately 75% of United’s loans are secured by real estate. Total loans averaged $8.18 billion in the second quarter of 2018, compared with $6.98 billion in the second quarter of 2017, an increase of 17% due in part to the Acquisitions. At June 30, 2018, total loans were $8.22 billion, an increase of $485 million from December 31, 2017, of which $359 million came through the acquisition of NLFC.

United’s home equity lines generally require the payment of interest only for a set period after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both principal and interest. At June 30, 2018 and December 31, 2017, the funded portion of home equity lines totaled $708 million and $731 million, respectively. Approximately 3% of the home equity lines at June 30, 2018 were amortizing. Of the $708 million in balances outstanding at June 30, 2018, $428 million, or 60%, were secured by first liens. At June 30, 2018, 53% of the total available home equity lines were drawn upon.

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

The table below presents performing classified loans for the last five quarters.

Table 8 - Performing Classified Loans
(in thousands)

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
By Category
Owner occupied commercial real estate	$42,169	$42,096	$41,467	$37,147	$34,427
Income producing commercial real estate	26,120	24,984	30,061	20,922	22,457
Commercial & industrial	17,820	11,003	11,879	10,740	7,247
Commercial construction	10,102	8,422	8,264	6,213	4,808
Equipment financing	820	414	—	—	—
Total commercial	97,031	86,919	91,671	75,022	68,939
Residential mortgage	14,970	14,824	15,323	15,914	12,929
Home equity	5,117	5,491	6,055	5,603	5,733
Residential construction	1,567	1,506	1,837	1,754	1,822
Consumer direct	498	1,142	515	508	627
Indirect auto	1,291	1,498	1,760	1,685	1,697
Total	$120,474	$111,380	$117,161	$100,486	$91,747

By Market
North Georgia	$25,417	$26,243	$30,952	$30,049	$34,638
Atlanta MSA	13,640	12,145	9,358	9,936	10,384
North Carolina	24,886	27,186	30,670	11,341	11,916
Coastal Georgia	3,550	3,075	3,322	2,791	3,062
Gainesville MSA	966	662	750	456	475
East Tennessee	12,737	12,402	10,953	10,620	7,089
South Carolina	22,841	26,800	27,212	31,123	21,763
Commercial Banking Solutions	15,146	1,369	2,184	2,485	723
Indirect auto	1,291	1,498	1,760	1,685	1,697
Total loans	$120,474	$111,380	$117,161	$100,486	$91,747

At June 30, 2018, performing classified loans totaled $120 million and increased $9.09 million from the prior quarter-end primarily due to the downgrade of two commercial relationships.

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

The following table presents a summary of the changes in the allowance for credit losses for the periods indicated.

Table 9 - Allowance for Credit Losses
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Allowance for loan and lease losses at beginning of period	$61,085	$60,543	$58,914	$61,422
Charge-offs:
Owner occupied commercial real estate	7	158	67	183
Income producing commercial real estate	1,653	203	2,310	1,100
Commercial & industrial	233	598	617	814
Commercial construction	53	361	416	563
Equipment financing	23	—	162	—
Residential mortgage	112	131	182	673
Home equity lines of credit	211	424	335	895
Residential construction	8	70	8	70
Consumer direct	552	457	1,203	899
Indirect auto	379	313	815	733
Total loans charged-off	3,231	2,715	6,115	5,930
Recoveries:
Owner occupied commercial real estate	585	120	688	357
Income producing commercial real estate	232	20	467	47
Commercial & industrial	217	244	606	612
Commercial construction	159	20	256	592
Equipment financing	71	—	168	—
Residential mortgage	101	105	224	117
Home equity lines of credit	190	171	225	220
Residential construction	67	123	131	132
Consumer direct	195	195	355	402
Indirect auto	55	94	135	149
Total recoveries	1,872	1,092	3,255	2,628
Net charge-offs	1,359	1,623	2,860	3,302
Provision for loan and lease losses	1,345	580	5,017	1,380
Allowance for loan and lease losses at end of period	61,071	59,500	61,071	59,500

Allowance for unfunded commitments at beginning of period	2,440	2,002	2,312	2,002
Provision for losses on unfunded commitments	455	220	583	220
Allowance for unfunded commitments at end of period	2,895	2,222	2,895	2,222
Allowance for credit losses	$63,966	$61,722	$63,966	$61,722

Total loans and leases:
At period-end	$8,220,271	$7,040,932	$8,220,271	$7,040,932
Average	8,177,343	6,979,980	8,085,849	6,942,130
Allowance for loan and lease losses as a percentage of period-end loans and leases	0.74%	0.85%	0.74%	0.85%
As a percentage of average loans (annualized):
Net charge-offs	0.07	0.09	0.07	0.10
Provision for loan and lease losses	0.07	0.03	0.13	0.04

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

The allowance for credit losses, which includes a portion related to unfunded commitments, totaled $64.0 million at June 30, 2018, compared with $61.2 million at December 31, 2017. At June 30, 2018, the allowance for loan losses was $61.1 million, or 0.74% of loans, compared with $58.9 million, or 0.76% of total loans, at December 31, 2017.

Management believes that the allowance for credit losses at June 30, 2018 reflects the probable incurred losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if management’s assessment of loan quality or collateral values change substantially with respect to one or more loan relationships or portfolios. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for credit losses in future periods if, in their opinion, the results of their review warrant such additions.

Nonperforming Assets

The table below summarizes nonperforming assets.

Table 10 - Nonperforming Assets
(in thousands)

	June 30, 2018	December 31, 2017
Nonperforming loans	$21,817	$23,658
Foreclosed properties/other real estate owned (OREO)	2,597	3,234

Total nonperforming assets	$24,414	$26,892

Nonperforming loans as a percentage of total loans and leases	0.27%	0.31%
Nonperforming assets as a percentage of total loans and OREO	0.30	0.35
Nonperforming assets as a percentage of total assets	0.20	0.23

At June 30, 2018, nonperforming loans were $21.8 million compared to $23.7 million at December 31, 2017. Nonperforming assets, which include nonperforming loans and foreclosed real estate, totaled $24.4 million at June 30, 2018 and $26.9 million at December 31, 2017.

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

Purchased credit impaired (“PCI”) loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at June 30, 2018 or December 31, 2017 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

The following table summarizes nonperforming assets by category and market as of the dates indicated.

Table 11 - Nonperforming Assets by Category and Market
(in thousands)

	June 30, 2018			December 31, 2017
	Nonaccrual Loans	Foreclosed Properties	Total NPAs	Nonaccrual Loans	Foreclosed Properties	Total NPAs
BY CATEGORY
Owner occupied commercial real estate	$5,772	$812	$6,584	$4,923	$1,955	$6,878
Income producing commercial real estate	991	455	1,446	3,208	244	3,452
Commercial & industrial	2,180	—	2,180	2,097	—	2,097
Commercial construction	613	576	1,189	758	884	1,642
Equipment financing	1,075	—	1,075	—	—	—
Total commercial	10,631	1,843	12,474	10,986	3,083	14,069
Residential mortgage	7,918	184	8,102	8,776	136	8,912
Home equity lines of credit	1,812	550	2,362	2,024	15	2,039
Residential construction	637	20	657	192	—	192
Consumer direct	68	—	68	43	—	43
Indirect auto	751	—	751	1,637	—	1,637
Total NPAs	$21,817	$2,597	$24,414	$23,658	$3,234	$26,892

BY MARKET
North Georgia	$7,583	$640	$8,223	$7,310	$94	$7,404
Atlanta MSA	1,928	132	2,060	1,395	279	1,674
North Carolina	3,029	750	3,779	4,543	1,213	5,756
Coastal Georgia	943	—	943	2,044	20	2,064
Gainesville MSA	186	—	186	739	—	739
East Tennessee	1,473	143	1,616	1,462	—	1,462
South Carolina	3,093	362	3,455	3,433	1,059	4,492
Commercial Banking Solutions	2,831	570	3,401	1,095	569	1,664
Indirect auto	751	—	751	1,637	—	1,637
Total NPAs	$21,817	$2,597	$24,414	$23,658	$3,234	$26,892

At June 30, 2018 and December 31, 2017, United had $54.7 million and $58.1 million, respectively, in loans with terms that have been modified in TDRs. Included therein were $7.38 million and $5.50 million, respectively, of TDRs that were classified as nonaccrual and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $47.3 million and $52.6 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At June 30, 2018 and December 31, 2017, there were $57.4 million and $62.3 million, respectively, of loans classified as impaired under the definition outlined in the Accounting Standards Codification, including TDRs which are by definition considered impaired. Included in impaired loans at June 30, 2018 and December 31, 2017 was $20.5 million and $9.37 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value. The remaining balance of impaired loans at June 30, 2018 and December 31, 2017 of $37.0 million and $52.9 million, respectively, had specific reserves that totaled $2.82 million and $3.26 million, respectively. The average recorded investment in impaired loans for the second quarters of 2018 and 2017 was $58.3 million and $86.4 million, respectively. For the six months ended June 30, 2018 and 2017, the average recorded investment in impaired loans was $62.2 million and $84.2 million, respectively. For the three and six months ended June 30, 2018, United recognized $731,000 and $1.48 million, respectively, in interest revenue on impaired loans compared to $1.00 million and $1.96 million, respectively, for the same periods of the prior year.

The table below summarizes activity in nonperforming assets for the periods indicated.

Table 12 - Activity in Nonperforming Assets
(in thousands)

	Second Quarter 2018			Second Quarter 2017
	Nonaccrual Loans	Foreclosed Properties	Total NPAs	Nonaccrual Loans	Foreclosed Properties	Total NPAs
Beginning Balance	$26,240	$2,714	$28,954	$19,812	$5,060	$24,872
Loans placed on non-accrual	3,612	—	3,612	8,110	—	8,110
Payments received	(5,314)	—	(5,314)	(2,955)	—	(2,955)
Loan charge-offs	(2,065)	—	(2,065)	(1,564)	—	(1,564)
Foreclosures	(656)	984	328	(308)	481	173
Property sales	—	(1,029)	(1,029)	—	(2,704)	(2,704)
Write downs	—	(106)	(106)	—	(294)	(294)
Net gains (losses) on sales	—	34	34	—	196	196
Ending Balance	$21,817	$2,597	$24,414	$23,095	$2,739	$25,834

	First Six Months of 2018			First Six Months of 2017
	Nonaccrual Loans	Foreclosed Properties	Total NPAs	Nonaccrual Loans	Foreclosed Properties	Total NPAs
Beginning Balance	$23,658	$3,234	$26,892	$21,539	$7,949	$29,488
Acquisitions	428	—	428	—	—	—
Loans placed on non-accrual	11,075	—	11,075	11,282	—	11,282
Payments received	(8,848)	—	(8,848)	(6,001)	—	(6,001)
Loan charge-offs	(3,215)	—	(3,215)	(2,856)	—	(2,856)
Foreclosures	(1,281)	1,609	328	(869)	1,042	173
Property sales	—	(1,986)	(1,986)	—	(5,781)	(5,781)
Write downs	—	(178)	(178)	—	(774)	(774)
Net gains (losses) on sales	—	(82)	(82)	—	303	303
Ending Balance	$21,817	$2,597	$24,414	$23,095	$2,739	$25,834

Foreclosed property is initially recorded at fair value, less estimated costs to sell. If the fair value, less estimated costs to sell, at the time of foreclosure is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the lesser of fair value, less estimated costs to sell, or the listed selling price, less the costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property expense. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. During the second quarter of 2018, United transferred $984,000 of loans into foreclosed property through foreclosures. During the same period, proceeds from sales of foreclosed property were $1.03 million.

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

At June 30, 2018 and December 31, 2017, United had securities held-to-maturity with a carrying amount of $298 million and $321 million, respectively, and securities available-for-sale totaling $2.54 billion and $2.62 billion, respectively. At June 30, 2018 and December 31, 2017, the securities portfolio represented approximately 23% and 25%, respectively, of total assets.

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

Management evaluates its securities portfolio each quarter to determine if any security is considered to be other than temporarily impaired. In making this evaluation, management considers its ability and intent to hold securities to recover current market losses. Losses on United’s fixed income securities at June 30, 2018 primarily reflect the effect of changes in interest rates. United did not recognize any other than temporary impairment losses on its investment securities during the three and six months ended June 30, 2018 or 2017.

At June 30, 2018 and December 31, 2017, 12% and 15%, respectively, of the securities portfolio was invested in floating-rate securities or fixed-rate securities that were swapped to floating rates in order to manage exposure to rising interest rates.

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

Deposits

Total customer deposits, excluding brokered deposits, as of June 30, 2018 were $9.52 billion, compared to $9.44 billion at December 31, 2017. Total core transaction deposits (demand, NOW, money market and savings deposits, excluding public funds deposits) of $6.94 billion at June 30, 2018 increased $175 million since December 31, 2017. United’s high level of service, as evidenced by its strong customer satisfaction scores, has been instrumental in attracting and retaining core transaction deposit accounts.

Total time deposits, excluding brokered deposits, as of June 30, 2018 were $1.52 billion, down $23.8 million from December 31, 2017. United has allowed some attrition of certificates of deposit, as funding needs have been met with lower cost transaction account deposits.

Borrowing Activities

The Bank is a shareholder in the Federal Home Loan Bank of Atlanta (“FHLB”). Through this affiliation, FHLB secured advances totaled $560 million and $505 million, respectively, as of June 30, 2018 and December 31, 2017. United anticipates continued use of this short and long-term source of funds. Additional information regarding FHLB advances is provided in Note 13 to the consolidated financial statements included in United’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

United’s policy is based on the 12-month impact on net interest revenue of interest rate shocks and ramps that increase from 100 to 400 basis points or decrease 100 basis points from the base scenario. In the shock scenarios, rates immediately change the full amount at the scenario onset. In the ramp scenarios, rates change by 25 basis points per month. United’s policy limits the projected change in net interest revenue over the first 12 months to a 5% decrease for each 100 basis point change in the increasing and decreasing rate ramp and shock scenarios. The following table presents the interest sensitivity position at the dates indicated.

Table 13 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	June 30, 2018		December 31, 2017
Change in Rates	Shock	Ramp	Shock	Ramp
100 basis point increase	(0.26)%	(0.76)%	0.11%	(0.33)%
100 basis point decrease	(5.58)	(4.03)	(7.37)	(6.24)

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

From time to time, United will terminate hedging positions when conditions change and the position is no longer necessary to manage overall sensitivity to changes in interest rates. In those situations where the terminated contract was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the contract, the resulting gain or loss is amortized over the remaining life of the original contract. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization. United expects that $361,000 will be reclassified as an increase to interest expense from other comprehensive income over the next twelve months related to these terminated cash flow hedges.

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

At June 30, 2018, United had cash and cash equivalent balances of $316 million and had sufficient qualifying collateral to increase FHLB advances by $774 million and Federal Reserve discount window borrowing capacity of $1.40 billion. United also has the ability to raise substantial funds through brokered deposits. In addition to these wholesale sources, United has the ability to attract retail deposits by competing more aggressively on pricing.

As disclosed in the consolidated statement of cash flows, net cash provided by operating activities was $116 million for the six months ended June 30, 2018. Net income of $77.3 million for the six month period included non-cash expenses for the following: deferred income tax expense of $22.8 million, depreciation, amortization and accretion of $17.1 million, provision expense of $5.60 million and stock-based compensation expense of $2.28 million. Other sources of cash from operating activities included an increase in accrued expenses and other liabilities of $12.3 million, offset by an increase in other assets and accrued interest receivable of $18.8 million. Net cash used in investing activities of $124 million consisted primarily of $280 million in purchases of securities of available for sale, cash paid for acquisitions of $56.8 million and a net increase in loans of $117 million. These uses of cash were partially offset by maturities and calls and proceeds from the sale of investment securities available for sale of $174 million and $140 million, respectively. Net cash provided by financing activities of $9.49 million consisted primarily of a net increase in deposits of $159 million, issuance of subordinated debt of $98.2 million and a net increase in FHLB advances of $56.0 million. These sources of cash were partially offset by a net decrease in short-term borrowings of $256 million, cash dividends of $17.5 million and repayments of long-term debt of $30.0 million. In the opinion of management, United’s liquidity position at June 30, 2018, was sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

Shareholders’ equity at June 30, 2018 was $1.38 billion, an increase of $75.8 million from December 31, 2017 due to shares issued for the NLFC acquisition plus year-to-date earnings less dividends declared and a decrease in the value of available-for-sale securities. Accumulated other comprehensive loss, which includes unrealized gains and losses on securities available-for-sale, the unrealized gains and losses on derivatives qualifying as cash flow hedges and unamortized prior service cost and actuarial gains and losses on United’s modified retirement plan, is excluded in the calculation of regulatory capital adequacy ratios.

The following table shows United’s capital ratios, as calculated under applicable regulatory guidelines, at June 30, 2018 and December 31, 2017. As of June 30, 2018, capital levels remained characterized as “well-capitalized” under the Basel III Capital Rules in effect at the time.

Table 14 – Capital Ratios
(dollars in thousands)

	Basel III Guidelines		United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum	Well Capitalized	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Risk-based ratios:
Common equity tier 1 capital	4.5%	6.5%	11.60%	11.98%	13.19%	12.93%
Tier I capital	6.0	8.0	11.94	12.24	13.19	12.93
Total capital	8.0	10.0	13.83	13.06	13.88	13.63
Leverage ratio	4.0	5.0	9.31	9.44	10.27	9.98

Common equity tier 1 capital			$1,074,861	$1,053,983	$1,220,098	$1,135,728
Tier I capital			1,106,311	1,076,465	1,220,098	1,135,728
Total capital			1,281,909	1,149,191	1,284,064	1,196,954
Risk-weighted assets			9,267,868	8,797,387	9,252,050	8,781,177
Average total assets			11,887,877	11,403,248	11,885,069	11,385,716

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2018 and 2017.

Table 15 - Stock Price Information

	2018				2017
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume
First quarter	$33.60	$27.73	$31.65	529,613	$30.47	$25.29	$27.69	459,018
Second quarter	34.18	30.52	30.67	402,230	28.57	25.39	27.80	402,802
Third quarter					29.02	24.47	28.54	365,102
Fourth quarter					29.60	25.76	28.14	365,725

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in United’s market risk as of June 30, 2018 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2017. The interest rate sensitivity position at June 30, 2018 is included in Table 13 in management’s discussion and analysis of this report.

Item 4.    Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of United’s disclosure controls and procedures as of June 30, 2018. Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Items 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares repurchased during the second quarter of 2018.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2018 - April 30, 2018	—	—	—	36,342
May 1, 2018 - May 31, 2018	—	—	—	36,342
June 1, 2018 - June 30, 2018	—	—	—	36,342
Total	—	$—	—	$36,342

(1) On March 22, 2016, United announced that its Board of Directors had authorized a program to repurchase up to $50 million of United’s outstanding common stock through December 31, 2017. In November of 2017, the Board of Directors extended this program through December 31, 2018. Under the program, the shares may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program depends on a number of factors, including the market price of United’s common stock, general market and economic conditions, and applicable legal requirements. As of June 30, 2018, the remaining authorization was $36.3 million.

Item 3. Defaults upon Senior Securities – None

Item 4. Mine Safety Disclosures – None

Item 5. Other Information – None

Item 6. Exhibits

Exhibit No.	Description

10.1	Executive Transition Agreement, dated May 10, 2018, by and between United Community Banks, Inc. and Jimmy C. Tallent

31.1
Certification by H. Lynn Harton, Chief Executive Officer of United Community Banks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

/s/ H. Lynn Harton
H. Lynn Harton
Chief Executive Officer
(Principal Executive Officer)

/s/ Jefferson L. Harralson
Jefferson L. Harralson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Alan H. Kumler
Alan H. Kumler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: August 6, 2018