Form 10-Q
period 2018-09-30
UNITED COMMUNITY BANKS INC
filed 2018-11-08
CIK 857855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018
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
YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
YES ☐ NO ☒

Common stock, par value $1 per share 79,207,368 shares outstanding as of October 31, 2018.

Part I – Financial Information
UNITED COMMUNITY BANKS, INC. Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017

Interest revenue:
Loans, including fees	$108,335	$80,264	$308,296	$227,816
Investment securities, including tax exempt of $1,052, $671, $3,049 and $1,307	19,899	17,875	56,448	53,365
Deposits in banks and short-term investments	487	700	1,482	1,782
Total interest revenue	128,721	98,839	366,226	282,963

Interest expense:
Deposits:
NOW and interest-bearing demand	1,901	700	4,317	1,932
Money market	3,261	1,953	8,019	4,938
Savings	33	34	117	89
Time	5,746	1,870	12,900	4,257
Total deposit interest expense	10,941	4,557	25,353	11,216
Short-term borrowings	274	36	772	177
Federal Home Loan Bank advances	1,791	1,709	5,551	4,603
Long-term debt	3,605	2,762	10,679	8,490
Total interest expense	16,611	9,064	42,355	24,486
Net interest revenue	112,110	89,775	323,871	258,477
Provision for credit losses	1,800	1,000	7,400	2,600
Net interest revenue after provision for credit losses	110,310	88,775	316,471	255,877

Noninterest income:
Service charges and fees	9,112	8,220	26,831	29,525
Mortgage loan and other related fees	5,262	4,200	15,928	13,435
Brokerage fees	1,525	1,009	3,598	3,565
Gains from sales of SBA/USDA loans	2,605	2,806	6,784	7,391
Securities gains (losses), net	2	188	(1,302)	190
Other	5,674	4,150	18,077	12,226
Total noninterest income	24,180	20,573	69,916	66,332
Total revenue	134,490	109,348	386,387	322,209

Noninterest expenses:
Salaries and employee benefits	47,146	38,027	135,384	112,056
Communications and equipment	5,590	4,547	15,071	14,443
Occupancy	5,779	4,945	16,939	14,802
Advertising and public relations	1,442	1,026	4,341	3,347
Postage, printing and supplies	1,574	1,411	4,896	4,127
Professional fees	3,927	2,976	11,435	8,391
FDIC assessments and other regulatory charges	2,228	2,127	6,677	4,758
Amortization of intangibles	1,681	1,212	5,426	3,085
Merger-related and other charges	115	3,176	4,449	7,060
Other	8,236	6,227	23,425	19,660
Total noninterest expenses	77,718	65,674	228,043	191,729
Net income before income taxes	56,772	43,674	158,344	130,480
Income tax expense	13,090	15,728	37,370	50,743
Net income	$43,682	$27,946	$120,974	$79,737

Net income available to common shareholders	$43,381	$27,719	$120,124	$79,078

Earnings per common share:
Basic	$0.54	$0.38	$1.51	$1.10
Diluted	0.54	0.38	1.51	1.10
Weighted average common shares outstanding:
Basic	79,806	73,151	79,588	72,060
Diluted	79,818	73,162	79,598	72,071

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2018
Net income	$56,772	$(13,090)	$43,682	$158,344	$(37,370)	$120,974
Other comprehensive loss:
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during period	(14,022)	3,397	(10,625)	(52,860)	12,861	(39,999)
Reclassification adjustment for (gains) losses included in net income	(2)	5	3	1,302	(312)	990
Net unrealized losses	(14,024)	3,402	(10,622)	(51,558)	12,549	(39,009)
Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity	168	(40)	128	607	(149)	458
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	105	(27)	78	395	(103)	292
Net actuarial loss on defined benefit pension plan	—	—	—	(5)	1	(4)
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	227	(57)	170	681	(188)	493
Net defined benefit pension plan activity	227	(57)	170	676	(187)	489

Total other comprehensive loss	(13,524)	3,278	(10,246)	(49,880)	12,110	(37,770)

Comprehensive income	$43,248	$(9,812)	$33,436	$108,464	$(25,260)	$83,204

2017
Net income	$43,674	$(15,728)	$27,946	$130,480	$(50,743)	$79,737
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	1,016	(355)	661	18,644	(7,036)	11,608
Reclassification adjustment for gains included in net income	(188)	73	(115)	(190)	72	(118)
Net unrealized gains	828	(282)	546	18,454	(6,964)	11,490
Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity	278	(105)	173	849	(319)	530
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	150	(58)	92	740	(288)	452
Reclassification of disproportionate tax effect related to terminated cash flow hedges	—	—	—	—	3,400	3,400
Net cash flow hedge activity	150	(58)	92	740	3,112	3,852
Net actuarial loss on defined benefit pension plan	—	—	—	(718)	280	(438)
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	200	(78)	122	600	(235)	365
Net defined benefit pension plan activity	200	(78)	122	(118)	45	(73)

Total other comprehensive income	1,456	(523)	933	19,925	(4,126)	15,799

Comprehensive income	$45,130	$(16,251)	$28,879	$150,405	$(54,869)	$95,536

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. Consolidated Balance Sheets (Unaudited)

	September 30, 2018	December 31, 2017
(in thousands, except share data)

ASSETS
Cash and due from banks	$115,509	$129,108
Interest-bearing deposits in banks	196,459	185,167
Cash and cash equivalents	311,968	314,275
Securities available for sale	2,587,559	2,615,850
Securities held to maturity (fair value $277,473 and $321,276)	285,739	321,094
Loans held for sale (includes $27,325 and $26,252 at fair value)	27,325	32,734
Loans and leases, net of unearned income	8,226,466	7,735,572
Less allowance for loan and lease losses	(60,940)	(58,914)
Loans and leases, net	8,165,526	7,676,658
Premises and equipment, net	204,080	208,852
Bank owned life insurance	191,582	188,970
Accrued interest receivable	33,562	32,459
Net deferred tax asset	76,944	88,049
Derivative financial instruments	29,895	22,721
Goodwill and other intangible assets	325,493	244,397
Other assets	165,459	169,401
Total assets	$12,405,132	$11,915,460
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$3,296,908	$3,087,797
NOW and interest-bearing demand	2,075,479	2,131,939
Money market	2,060,671	2,016,748
Savings	680,421	651,742
Time	1,564,640	1,548,460
Brokered	551,358	371,011
Total deposits	10,229,477	9,807,697
Short-term borrowings	—	50,000
Federal Home Loan Bank advances	300,000	504,651
Long-term debt	285,128	120,545
Derivative financial instruments	39,116	25,376
Accrued expenses and other liabilities	149,529	103,857
Total liabilities	11,003,250	10,612,126
Shareholders' equity:
Common stock, $1 par value; 150,000,000 shares authorized; 79,202,479 and 77,579,561 shares issued and outstanding	79,202	77,580
Common stock issuable; 650,338 and 607,869 shares	10,171	9,083
Capital surplus	1,498,199	1,451,814
Accumulated deficit	(122,679)	(209,902)
Accumulated other comprehensive loss	(63,011)	(25,241)
Total shareholders' equity	1,401,882	1,303,334
Total liabilities and shareholders' equity	$12,405,132	$11,915,460

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) For the Nine Months Ended September 30,

(in thousands, except share and per share data)	Common Stock	Common Stock Issuable	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, December 31, 2016	$70,899	$7,327	$1,275,849	$(251,857)	$(26,483)	$1,075,735
Net income				79,737		79,737
Other comprehensive income					15,799	15,799
Common stock issued to dividend reinvestment plan and employee benefit plans (13,107 shares)	13		315			328
Common stock issued for acquisition (2,370,331 shares)	2,370		63,430			65,800
Amortization of stock option and restricted stock awards			4,359			4,359
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (88,622 shares issued, 94,165 shares deferred)	89	1,454	(2,836)			(1,293)
Deferred compensation plan, net, including dividend equivalents		290				290
Shares issued from deferred compensation plan, net of shares surrendered to cover payroll taxes (32,279 shares)	32	(368)	229			(107)
Common stock dividends ($0.28 per share)				(20,445)		(20,445)
Cumulative effect of change in accounting principle				437		437
Balance, September 30, 2017	$73,403	$8,703	$1,341,346	$(192,128)	$(10,684)	$1,220,640

Balance, December 31, 2017	$77,580	$9,083	$1,451,814	$(209,902)	$(25,241)	$1,303,334
Net income				120,974		120,974
Other comprehensive loss					(37,770)	(37,770)
Exercise of stock options (12,000 shares)	12		130			142
Common stock issued to dividend reinvestment plan and employee benefit plans (17,756 shares)	18		486			504
Common stock issued for acquisition (1,443,987 shares)	1,444		44,302			45,746
Amortization of stock option and restricted stock awards			4,075			4,075
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (100,960 shares issued, 79,856 shares deferred)	100	1,473	(3,279)			(1,706)
Deferred compensation plan, net, including dividend equivalents		344				344
Shares issued from deferred compensation plan, net of shares surrendered to cover payroll taxes (48,215 shares)	48	(729)	671			(10)
Common stock dividends ($0.42 per share)				(33,751)		(33,751)
Balance, September 30, 2018	$79,202	$10,171	$1,498,199	$(122,679)	$(63,011)	$1,401,882

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Operating activities:
Net income	$120,974	$79,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	24,486	20,137
Provision for credit losses	7,400	2,600
Stock based compensation	4,075	4,359
Deferred income tax expense	36,335	51,806
Securities losses (gains), net	1,302	(190)
Gains from sales of SBA/USDA loans	(6,784)	(7,391)
Net losses and write downs on sales of other real estate owned	316	667
Changes in assets and liabilities:
Other assets and accrued interest receivable	(13,515)	4,106
Accrued expenses and other liabilities	17,593	(8,382)
Mortgage loans held for sale	8,001	(414)
Net cash provided by operating activities	200,183	147,035

Investing activities:
Investment securities held to maturity:
Proceeds from maturities and calls of securities held to maturity	47,325	44,896
Purchases of securities held to maturity	(11,983)	(21,638)
Investment securities available for sale:
Proceeds from sales of securities available for sale	156,679	275,769
Proceeds from maturities and calls of securities available for sale	249,750	465,817
Purchases of securities available for sale	(425,093)	(709,742)
Net increase in loans	(123,438)	(57,260)
Purchase of bank owned life insurance	—	(10,000)
Proceeds from sales of premises and equipment	4,126	2,229
Purchases of premises and equipment	(14,449)	(15,167)
Net cash (paid) received for acquisition	(56,800)	17,822
Proceeds from sale of other real estate	3,645	7,076
Net cash used in investing activities	(170,238)	(198)

Financing activities:
Net change in deposits	422,622	171,611
Net change in short-term borrowings	(264,923)	9,864
Repayment of long-term debt	(53,503)	(40,000)
Proceeds from FHLB advances	2,240,000	3,370,000
Repayment of FHLB advances	(2,444,003)	(3,609,000)
Proceeds from issuance of subordinated debt, net of issuance costs	98,188	—
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	504	328
Proceeds from exercise of stock options	142	—
Cash paid for shares withheld to cover payroll taxes upon vesting of restricted stock	(1,716)	(1,400)
Cash dividends on common stock	(29,563)	(18,743)
Net cash used in financing activities	(32,252)	(117,340)

Net change in cash and cash equivalents, including restricted cash	(2,307)	29,497

Cash and cash equivalents, including restricted cash, at beginning of period	314,275	217,348

Cash and cash equivalents, including restricted cash, at end of period	$311,968	$246,845

Supplemental disclosures of cash flow information:
Interest paid	$41,373	$25,513
Income taxes paid	4,606	5,705
Significant non-cash investing and financing transactions:
Unsettled securities purchases	15,450	28,436
Unsettled government guaranteed loan purchases	5,214	—
Unsettled government guaranteed loan sales	25,680	21,517
Transfers of loans to foreclosed properties	2,063	1,725
Acquisitions:
Assets acquired	480,679	412,477
Liabilities assumed	350,433	346,646
Net assets acquired	130,246	65,831
Common stock issued in acquisitions	45,746	65,800
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

Cash and Cash Equivalents

Restricted Cash

The terms of securitizations acquired with NLFC Holdings Corp. (“NLFC”) require various restricted cash accounts. These cash accounts were funded from either a portion of the proceeds from the issuance of notes or from the collections on leases and loans that were conveyed in the securitization. These restricted cash accounts provide additional collateral to the note holders under specific provisions of the securitizations which govern when funds in these accounts may be released as well as conditions under which collections on contracts transferred to the securitizations may be used to fund deposits into the restricted cash accounts. At September 30, 2018, these restricted cash accounts totaled $6.90 million and were included in interest-bearing deposits in banks on the consolidated balance sheet.

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

Note 2 –Accounting Standards Updates and Recently Adopted Standards

Accounting Standards Updates

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). This guidance was further modified in July 2018 by ASU No. 2018-10, Codification Improvements to Topic 842. Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. These updates require a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election not to recognize lease assets and lease liabilities. For public entities, these updates are effective for fiscal years beginning after December 15, 2018, with the option to transition with a modified retrospective application to prior periods presented or to apply the guidance as of the adoption date without restating prior periods. United plans to apply the guidance as of the adoption date without restating prior periods, and expects to report higher assets and liabilities as a result of including leases on the consolidated balance sheet. At December 31, 2017, future minimum lease payments amounted to $27.1 million. United does not expect the new guidance to have a material impact on the consolidated statements of income or the consolidated statements of shareholders’ equity.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. Application of this update will primarily be on a modified retrospective approach, although the guidance for debt securities for which an other-than-temporary impairment has been recognized before the effective date and for loans previously covered by ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality will be applied on a prospective basis. For public entities, this update is effective for fiscal years beginning after December 15, 2019. Upon adoption, United expects that the allowance for credit losses will be higher given the change to estimated losses for the estimated life of the financial asset, however management is still in the process of determining the potential magnitude of the increase. Management has formed a steering committee and has completed a gap assessment that became the basis for a full project plan. In addition, management has selected a vendor model and begun the implementation phase of the project plan. United expects to run parallel for the four quarters leading up to the effective date to ensure it is prepared for implementation by the effective date.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based payment awards will be measured at the grant-date fair value of the equity instruments that an entity is obligated to issue when the service has been rendered, subject to the probability of satisfying performance conditions when applicable. For public entities, this update is effective for fiscal years beginning after December 15, 2018. United does not expect the new guidance to have a material impact on the consolidated financial statements as the Company does not currently grant equity awards to nonemployees other than directors and does not anticipate doing so.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The update removes disclosures that are no longer considered cost beneficial, modifies certain requirements of disclosures, and adds disclosure requirements identified as relevant. For public entities, this guidance is effective for fiscal years ending after December 15, 2019 and, depending on the provision, requires either prospective or retrospective application to prior periods presented. United does not expect the new guidance to have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The update removes disclosures that are no longer considered cost beneficial, clarifies specific requirements of disclosures, and adds disclosure requirements identified as relevant. For public entities, this guidance is effective for fiscal years ending after December 15, 2020 and requires retrospective application to prior periods presented. United does not expect the new guidance to have a material impact on the consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (a consensus of the FASB Emerging Issues Task Force). This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. For public entities, this guidance is effective for fiscal years ending after December 15, 2019 with either retrospective or prospective application. United does not expect the new guidance to have a material impact on the consolidated financial statements.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

United’s operating results for the three and nine months ended September 30, 2018 include the operating results of the acquired assets and assumed liabilities for the period subsequent to the acquisition date of February 1, 2018.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Pro forma information

The following table discloses the impact of the mergers with NLFC and HCSB since the respective acquisition dates through September 30 of the year of acquisition. The table also presents certain pro forma information as if NLFC had been acquired on January 1, 2017 and HCSB had been acquired on January 1, 2016. These results combine the historical results of the acquired entities with United’s consolidated statement of income and, while adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition taken place in earlier years.

Merger-related costs from the NLFC acquisition of $103,000 and $4.93 million, respectively, have been excluded from the three and nine months 2018 pro forma information presented below and included in the three and nine months 2017 pro forma information below. Merger-related costs from the HCSB acquisition of $1.62 million and $1.88 million, respectively, have been excluded from the three months and nine months 2017 pro forma information presented below.

The actual results and pro forma information were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	Revenue	Net Income	Revenue	Net Income
2018
Actual NLFC results included in statement of income since acquisition date	$7,006	$1,884	$17,243	$5,380
Supplemental consolidated pro forma as if NLFC had been acquired January 1, 2017	134,822	44,005	389,928	122,984

2017
Actual HCSB results included in statement of income since acquisition date	$2,404	$627	$2,404	$627
Supplemental consolidated pro forma as if NLFC had been acquired January 1, 2017 and HCSB had been acquired January 1, 2016	115,349	28,379	342,939	79,060

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

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet		Gross Amounts not Offset in the Balance Sheet
September 30, 2018			Net Asset Balance	Financial Instruments	Collateral Received	Net Amount
Repurchase agreements / reverse repurchase agreements	$50,000	$(50,000)	$—	$—	$—	$—
Derivatives	29,895	—	29,895	(522)	(14,299)	15,074
Total	$79,895	$(50,000)	$29,895	$(522)	$(14,299)	$15,074

Weighted average interest rate of reverse repurchase agreements	2.95%

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Gross Amounts not Offset in the Balance Sheet
				Financial Instruments	Collateral Pledged	Net Amount
Repurchase agreements / reverse repurchase agreements	$50,000	$(50,000)	$—	$—	$—	$—
Derivatives	39,116	—	39,116	(522)	(18,849)	19,745
Total	$89,116	$(50,000)	$39,116	$(522)	$(18,849)	$19,745

Weighted average interest rate of repurchase agreements	2.20%

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet		Gross Amounts not Offset in the Balance Sheet
December 31, 2017			Net Asset Balance	Financial Instruments	Collateral Received	Net Amount
Repurchase agreements / reverse repurchase agreements	$100,000	$(100,000)	$—	$—	$—	$—
Derivatives	22,721	—	22,721	(1,490)	(6,369)	14,862
Total	$122,721	$(100,000)	$22,721	$(1,490)	$(6,369)	$14,862

Weighted average interest rate of reverse repurchase agreements	1.95%

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net	Gross Amounts not Offset in the Balance Sheet
			Liability Balance	Financial Instruments	Collateral Pledged	Net Amount
Repurchase agreements / reverse repurchase agreements	$100,000	$(100,000)	$—	$—	$—	$—
Derivatives	25,376	—	25,376	(1,490)	(17,190)	6,696
Total	$125,376	$(100,000)	$25,376	$(1,490)	$(17,190)	$6,696

Weighted average interest rate of repurchase agreements	1.20%

At September 30, 2018, United recognized the right to reclaim cash collateral of $18.8 million and the obligation to return cash collateral of $14.3 million. At December 31, 2017, United recognized the right to reclaim cash collateral of $17.2 million and the obligation to return cash collateral of $6.37 million. The right to reclaim cash collateral and the obligation to return cash collateral were included in the consolidated balance sheets in other assets and other liabilities, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents additional detail regarding repurchase agreements accounted for as secured borrowings and the securities underlying these agreements as of the dates indicated (in thousands).

	Remaining Contractual Maturity of the Agreements
	Overnight and
As of September 30, 2018	Continuous	Up to 30 Days	30 to 90 Days	91 to 110 days	Total
Mortgage-backed securities	$—	$—	$—	$50,000	$50,000

Total	$—	$—	$—	$50,000	$50,000

Gross amount of recognized liabilities for repurchase agreements in offsetting disclosure					$50,000
Amounts related to agreements not included in offsetting disclosure					$—

	Remaining Contractual Maturity of the Agreements
	Overnight and
As of December 31, 2017	Continuous	Up to 30 Days	30 to 90 Days	91 to 110 days	Total
Mortgage-backed securities	$—	$—	$100,000	$—	$100,000

Total	$—	$—	$100,000	$—	$100,000

Gross amount of recognized liabilities for repurchase agreements in offsetting disclosure					$100,000
Amounts related to agreements not included in offsetting disclosure					$—

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2018

State and political subdivisions	$69,193	$713	$1,629	$68,277
Mortgage-backed securities(1)	216,546	639	7,989	209,196

Total	$285,739	$1,352	$9,618	$277,473

As of December 31, 2017

State and political subdivisions	$71,959	$1,574	$178	$73,355
Mortgage-backed securities(1)	249,135	2,211	3,425	247,921

Total	$321,094	$3,785	$3,603	$321,276

(1) All are residential type mortgage-backed securities or U.S. government agency commercial mortgage backed securities.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The cost basis, unrealized gains and losses, and fair value of securities available-for-sale as of the dates indicated are presented below (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2018

U.S. Treasuries	$150,529	$31	$4,142	$146,418
U.S. Government agencies	25,613	294	630	25,277
State and political subdivisions	226,243	25	4,952	221,316
Mortgage-backed securities(1)	1,821,855	1,355	49,485	1,773,725
Corporate bonds	200,693	721	1,833	199,581
Asset-backed securities	220,847	553	959	220,441
Equity securities	801	—	—	801

Total	$2,646,581	$2,979	$62,001	$2,587,559

As of December 31, 2017

U.S. Treasuries	$122,025	$—	$912	$121,113
U.S. Government agencies	26,129	269	26	26,372
State and political subdivisions	195,663	2,019	396	197,286
Mortgage-backed securities(1)	1,738,056	7,089	17,934	1,727,211
Corporate bonds	305,265	1,513	425	306,353
Asset-backed securities	236,533	1,078	153	237,458
Other	57	—	—	57

Total	$2,623,728	$11,968	$19,846	$2,615,850

(1) All are residential type or U.S. government agency commercial mortgage-backed securities, with the exception of $15.5 million of private-label commercial mortgage-backed securities at September 30, 2018.

Securities with a carrying value of $833 million and $1.04 billion were pledged to secure public deposits, derivatives and other secured borrowings at September 30, 2018 and December 31, 2017, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

 The following table summarizes held-to-maturity securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2018

State and political subdivisions	$34,927	$1,262	$7,732	$367	$42,659	$1,629
Mortgage-backed securities	78,455	2,934	87,262	5,055	165,717	7,989
Total unrealized loss position	$113,382	$4,196	$94,994	$5,422	$208,376	$9,618

As of December 31, 2017

State and political subdivisions	$8,969	$178	$—	$—	$8,969	$178
Mortgage-backed securities	95,353	1,448	65,868	1,977	161,221	3,425
Total unrealized loss position	$104,322	$1,626	$65,868	$1,977	$170,190	$3,603

The following table summarizes available-for-sale securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2018

U.S. Treasuries	$89,514	$2,985	$28,771	$1,157	$118,285	$4,142
U.S. Government agencies	17,726	492	3,432	138	21,158	630
State and political subdivisions	133,237	2,225	82,049	2,727	215,286	4,952
Mortgage-backed securities	1,024,510	21,293	635,824	28,192	1,660,334	49,485
Corporate bonds	116,523	1,828	995	5	117,518	1,833
Asset-backed securities	106,687	951	1,485	8	108,172	959
Total unrealized loss position	$1,488,197	$29,774	$752,556	$32,227	$2,240,753	$62,001

As of December 31, 2017

U.S. Treasuries	$121,113	$912	$—	$—	$121,113	$912
U.S. Government agencies	1,976	13	1,677	13	3,653	26
State and political subdivisions	61,494	365	5,131	31	66,625	396
Mortgage-backed securities	964,205	8,699	328,923	9,235	1,293,128	17,934
Corporate bonds	55,916	325	900	100	56,816	425
Asset-backed securities	28,695	126	5,031	27	33,726	153
Total unrealized loss position	$1,233,399	$10,440	$341,662	$9,406	$1,575,061	$19,846

At September 30, 2018, there were 314 available-for-sale securities and 73 held-to-maturity securities that were in an unrealized loss position. United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at September 30, 2018 were primarily attributable to changes in interest rates.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. No impairment charges were recognized during the three and nine months ended September 30, 2018 or 2017.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes available-for-sale securities sales activity for the three and nine months ended September 30, 2018 and 2017 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Proceeds from sales	$16,383	$181,119	$156,679	$275,769

Gross gains on sales	$176	$923	$825	$1,248
Gross losses on sales	(174)	(735)	(2,127)	(1,058)
Net (losses) gains on sales of securities	$2	$188	$(1,302)	$190

Income tax expense (benefit) attributable to sales	$5	$73	$(312)	$72

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The amortized cost and fair value of held-to-maturity and available-for-sale securities at September 30, 2018, by contractual maturity, are presented in the following table (in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
US Treasuries:
1 to 5 years	$122,427	$118,285	$—	$—
5 to 10 years	28,102	28,133	—	—
	150,529	146,418	—	—

US Government agencies:
1 to 5 years	20,789	20,207	—	—
More than 10 years	4,824	5,070	—	—
	25,613	25,277	—	—

State and political subdivisions:
Within 1 year	500	507	5,830	5,883
1 to 5 years	43,132	42,263	9,969	10,179
5 to 10 years	44,184	43,321	9,605	10,055
More than 10 years	138,427	135,225	43,789	42,160
	226,243	221,316	69,193	68,277

Corporate bonds:
1 to 5 years	180,917	180,329	—	—
5 to 10 years	17,276	16,757	—	—
More than 10 years	2,500	2,495	—	—
	200,693	199,581	—	—

Asset-backed securities:
5 to 10 years	27,356	27,346	—	—
More than 10 years	193,491	193,095	—	—
	220,847	220,441	—	—

Total securities other than equity and mortgage-backed securities:
Within 1 year	500	507	5,830	5,883
1 to 5 years	367,265	361,084	9,969	10,179
5 to 10 years	116,918	115,557	9,605	10,055
More than 10 years	339,242	335,885	43,789	42,160

Equity securities	801	801	—	—
Mortgage-backed securities	1,821,855	1,773,725	216,546	209,196

	$2,646,581	$2,587,559	$285,739	$277,473

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

	September 30, 2018	December 31, 2017
Owner occupied commercial real estate	$1,673,279	$1,923,993
Income producing commercial real estate	1,787,888	1,595,174
Commercial & industrial	1,193,640	1,130,990
Commercial construction	761,571	711,936
Equipment financing	508,651	—
Total commercial	5,925,029	5,362,093
Residential mortgage	1,034,962	973,544
Home equity lines of credit	702,279	731,227
Residential construction	197,845	183,019
Consumer direct	124,064	127,504
Indirect auto	242,287	358,185

Total loans	8,226,466	7,735,572

Less allowance for loan losses	(60,940)	(58,914)

Loans, net	$8,165,526	$7,676,658

At September 30, 2018 and December 31, 2017, loans totaling $3.81 billion and $3.73 billion, respectively, were pledged as collateral to secure Federal Home Loan Bank advances, securitized notes payable and other contingent funding sources.

At September 30, 2018, the carrying value and outstanding balance of purchased credit impaired (“PCI”) loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, were $84.0 million and $123 million, respectively. At December 31, 2017, the carrying value and outstanding balance of PCI loans were $98.5 million and $142 million, respectively. The following table presents changes in the balance of the accretable yield for PCI loans for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$23,406	$11,365	$17,686	$7,981
Additions due to acquisitions	—	3,410	1,977	3,410
Accretion	(3,773)	(2,075)	(9,284)	(5,177)
Reclassification from nonaccretable difference	3,018	1,163	10,136	5,879
Changes in expected cash flows that do not affect nonaccretable difference	2,027	735	4,163	2,505
Balance at end of period	$24,678	$14,598	$24,678	$14,598

In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC 310-30 are also accreted to interest revenue over the life of the loans. At September 30, 2018 and December 31, 2017, the remaining accretable net fair value discount on loans acquired through a business combination and not accounted for under ASC 310-30 was $4.19 million and $14.7 million, respectively. At September 30, 2018, the net fair value discount of $4.19 million included a net premium on loans acquired with NLFC. In addition, indirect auto loans purchased at a premium outside of a business combination had a remaining premium of $4.53 million and $7.84 million, respectively, as of September 30, 2018 and December 31, 2017. During the three and nine months ended September 30, 2018, United did not purchase any indirect auto loans. During the three months ended September 30, 2017, United did not purchase any indirect auto loans. During the nine months ended September 30, 2017, United purchased $81.7 million of indirect auto loans.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At September 30, 2018, equipment financing assets included leases of $26.1 million. The components of the net investment in leases are presented below (in thousands).

September 30, 2018

Minimum future lease payments receivable	$27,472
Estimated residual value of leased equipment	3,125
Initial direct costs	767
Security deposits	(1,192)
Purchase accounting premium	995
Unearned income	(5,041)
Net investment in leases	$26,126

Minimum future lease payments expected to be received from lease contracts as of September 30, 2018 are as follows (in thousands):

Year
Remainder of 2018	$3,089
2019	10,485
2020	7,479
2021	4,063
2022	1,885
Thereafter	471
Total	$27,472

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

	2018					2017
Three Months Ended September 30,	Beginning Balance	Charge-Offs	Recoveries	(Release)Provision	Ending Balance	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied commercial real estate	$12,909	$—	$251	$(706)	$12,454	$15,422	$(100)	$144	$(624)	$14,842
Income producing commercial real estate	10,862	(375)	375	220	11,082	9,354	(1,235)	76	1,138	9,333
Commercial & industrial	4,205	(660)	242	568	4,355	3,620	(329)	529	690	4,510
Commercial construction	10,123	(24)	66	(293)	9,872	11,038	(206)	320	(946)	10,206
Equipment financing	3,561	(700)	218	1,141	4,220	—	—	—	—	—
Residential mortgage	9,845	(235)	66	70	9,746	9,798	(396)	83	145	9,630
Home equity lines of credit	4,943	(426)	147	174	4,838	4,590	(321)	265	187	4,721
Residential construction	2,590	(32)	195	(382)	2,371	3,084	(57)	21	(92)	2,956
Consumer direct	765	(643)	244	474	840	584	(475)	314	292	715
Indirect auto	1,268	(228)	53	69	1,162	2,010	(333)	65	(50)	1,692
Total allowance for loan losses	61,071	(3,323)	1,857	1,335	60,940	59,500	(3,452)	1,817	740	58,605
Allowance for unfunded commitments	2,895	—	—	465	3,360	2,222	—	—	260	2,482
Total allowance for credit losses	$63,966	$(3,323)	$1,857	$1,800	$64,300	$61,722	$(3,452)	$1,817	$1,000	$61,087

	2018					2017
Nine Months Ended September 30,	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied commercial real estate	$14,776	$(67)	$939	$(3,194)	$12,454	$16,446	$(283)	$501	$(1,822)	$14,842
Income producing commercial real estate	9,381	(2,685)	842	3,544	11,082	8,843	(2,335)	123	2,702	9,333
Commercial & industrial	3,971	(1,277)	848	813	4,355	3,810	(1,143)	1,141	702	4,510
Commercial construction	10,523	(440)	322	(533)	9,872	13,405	(769)	912	(3,342)	10,206
Equipment financing	—	(862)	386	4,696	4,220	—	—	—	—	—
Residential mortgage	10,097	(417)	290	(224)	9,746	8,545	(1,069)	200	1,954	9,630
Home equity lines of credit	5,177	(761)	372	50	4,838	4,599	(1,216)	485	853	4,721
Residential construction	2,729	(40)	326	(644)	2,371	3,264	(127)	153	(334)	2,956
Consumer direct	710	(1,846)	599	1,377	840	708	(1,374)	716	665	715
Indirect auto	1,550	(1,043)	188	467	1,162	1,802	(1,066)	214	742	1,692
Total allowance for loan losses	58,914	(9,438)	5,112	6,352	60,940	61,422	(9,382)	4,445	2,120	58,605
Allowance for unfunded commitments	2,312	—	—	1,048	3,360	2,002	—	—	480	2,482
Total allowance for credit losses	$61,226	$(9,438)	$5,112	$7,400	$64,300	$63,424	$(9,382)	$4,445	$2,600	$61,087

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table represents the recorded investment in loans by portfolio segment and the balance of the allowance for loan losses assigned to each segment based on the method of evaluating the loans for impairment as of the dates indicated (in thousands).

	Allowance for Credit Losses
	September 30, 2018				December 31, 2017
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance
Owner occupied commercial real estate	$859	$11,213	$382	$12,454	$1,255	$13,521	$—	$14,776
Income producing commercial real estate	423	10,636	23	11,082	562	8,813	6	9,381
Commercial & industrial	34	4,290	31	4,355	27	3,944	—	3,971
Commercial construction	85	9,495	292	9,872	156	10,367	—	10,523
Equipment financing	—	4,220	—	4,220	—	—	—	—
Residential mortgage	913	8,788	45	9,746	1,174	8,919	4	10,097
Home equity lines of credit	—	4,838	—	4,838	—	5,177	—	5,177
Residential construction	44	2,327	—	2,371	75	2,654	—	2,729
Consumer direct	5	834	1	840	7	700	3	710
Indirect auto	29	1,133	—	1,162	—	1,550	—	1,550
Total allowance for loan losses	2,392	57,774	774	60,940	3,256	55,645	13	58,914
Allowance for unfunded commitments	—	3,360	—	3,360	—	2,312	—	2,312
Total allowance for credit losses	$2,392	$61,134	$774	$64,300	$3,256	$57,957	$13	$61,226

	Loans Outstanding
	September 30, 2018				December 31, 2017
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance
Owner occupied commercial real estate	$17,380	$1,644,656	$11,243	$1,673,279	$21,823	$1,876,411	$25,759	$1,923,993
Income producing commercial real estate	18,204	1,727,292	42,392	1,787,888	16,483	1,533,851	44,840	1,595,174
Commercial & industrial	1,408	1,191,699	533	1,193,640	2,654	1,126,894	1,442	1,130,990
Commercial construction	2,825	752,691	6,055	761,571	3,813	699,266	8,857	711,936
Equipment financing	—	499,203	9,448	508,651	—	—	—	—
Residential mortgage	14,567	1,009,174	11,221	1,034,962	14,193	946,210	13,141	973,544
Home equity lines of credit	244	700,347	1,688	702,279	101	728,235	2,891	731,227
Residential construction	1,281	195,751	813	197,845	1,577	180,978	464	183,019
Consumer direct	223	123,187	654	124,064	270	126,114	1,120	127,504
Indirect auto	1,220	241,067	—	242,287	1,396	356,789	—	358,185
Total loans	$57,352	$8,085,067	$84,047	$8,226,466	$62,310	$7,574,748	$98,514	$7,735,572

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

Management carefully reviews the resulting loss factors for each category of the loan portfolio and evaluates whether qualitative adjustments are necessary to take into consideration recent credit trends such as increases or decreases in past due, nonaccrual, criticized and classified loans, and other macro environmental factors such as changes in unemployment rates, employment rates, debt per capita, home price indices, and trends in real estate value indices.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents loans individually evaluated for impairment by class as of the dates indicated (in thousands).

	September 30, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Owner occupied commercial real estate	$7,858	$5,913	$—	$1,238	$1,176	$—
Income producing commercial real estate	9,608	9,504	—	2,177	2,165	—
Commercial & industrial	155	100	—	1,758	1,471	—
Commercial construction	127	127	—	134	134	—
Equipment financing	—	—	—	—	—	—
Total commercial	17,748	15,644	—	5,307	4,946	—
Residential mortgage	5,647	5,027	—	2,661	2,566	—
Home equity lines of credit	337	242	—	393	101	—
Residential construction	600	465	—	405	330	—
Consumer direct	48	43	—	29	29	—
Indirect auto	146	144	—	1,396	1,396	—
Total with no related allowance recorded	24,526	21,565	—	10,191	9,368	—

With an allowance recorded:
Owner occupied commercial real estate	11,607	11,467	859	21,262	20,647	1,255
Income producing commercial real estate	8,961	8,700	423	14,419	14,318	562
Commercial & industrial	1,705	1,308	34	1,287	1,183	27
Commercial construction	3,033	2,698	85	3,917	3,679	156
Equipment financing	—	—	—	—	—	—
Total commercial	25,306	24,173	1,401	40,885	39,827	2,000
Residential mortgage	9,631	9,540	913	12,086	11,627	1,174
Home equity lines of credit	3	2	—	—	—	—
Residential construction	828	816	44	1,325	1,247	75
Consumer direct	187	180	5	244	241	7
Indirect auto	1,077	1,076	29	—	—	—
Total with an allowance recorded	37,032	35,787	2,392	54,540	52,942	3,256
Total	$61,558	$57,352	$2,392	$64,731	$62,310	$3,256

As of September 30, 2018 and December 31, 2017, $2.39 million and $3.26 million, respectively, of specific reserves were allocated to customers whose loan terms have been modified in TDRs. United committed to lend additional amounts totaling up to $75,000 as of December 31, 2017, to customers with outstanding loans classified as TDRs. As of September 30, 2018, there were no commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Loans modified under the terms of a TDR during the three and nine months ended September 30, 2018 and 2017 are presented in the table below. In addition, the following table presents loans modified under the terms of a TDR that defaulted (became 90 days or more delinquent) during the periods presented and were initially restructured within one year prior to default (dollars in thousands).

	New TDRs
		Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment by Type of Modification				TDRs Modified Within the Previous Twelve Months That Have Subsequently Defaulted
	Number of Contracts		Rate Reduction	Structure	Other	Total	Number of Contracts	Recorded Investment
Three Months Ended September 30, 2018

Owner occupied commercial real estate	—	$—	$—	$—	$—	$—	—	$—
Income producing commercial real estate	1	3,647	—	3,637	—	3,637	—	—
Commercial & industrial	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Equipment financing	—	—	—	—	—	—	—	—
Total commercial	1	3,647	—	3,637	—	3,637	—	—
Residential mortgage	4	421	—	395	—	395	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Consumer direct	—	—	—	—	—	—	—	—
Indirect auto	9	188	—	—	188	188	—	—
Total loans	14	$4,256	$—	$4,032	$188	$4,220	—	$—

Nine Months Ended September 30, 2018

Owner occupied commercial real estate	4	$1,276	$—	$1,260	$—	$1,260	3	$1,869
Income producing commercial real estate	2	3,753	106	3,637	—	3,743	—	—
Commercial & industrial	2	108	—	32	—	32	—	—
Commercial construction	—	—	—	—	—	—	1	3
Equipment financing	—	—	—	—	—	—	—	—
Total commercial	8	5,137	106	4,929	—	5,035	4	1,872
Residential mortgage	8	1,186	—	1,159	—	1,159	1	101
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Consumer direct	—	—	—	—	—	—	—	—
Indirect auto	26	424	—	—	424	424	—	—
Total loans	42	$6,747	$106	$6,088	$424	$6,618	5	$1,973

Three Months Ended September 30, 2017

Owner occupied commercial real estate	3	$743	$—	$301	$108	$409	—	$—
Income producing commercial real estate	1	31	—	—	26	26	—	—
Commercial & industrial	1	22	—	22	—	22	—	—
Commercial construction	—	—	—	—	—	—	—	—
Equipment financing	—	—	—	—	—	—	—	—
Total commercial	5	796	—	323	134	457	—	—
Residential mortgage	9	773	—	773	—	773	1	160
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential construction	1	31	—	31	—	31	—	—
Consumer direct	1	10	—	10	—	10	—	—
Indirect auto	10	188	—	—	188	188	—	—
Total loans	26	$1,798	$—	$1,137	$322	$1,459	1	$160

Nine Months Ended September 30, 2017

Owner occupied commercial real estate	6	$2,603	$—	$2,161	$108	$2,269	—	$—
Income producing commercial real estate	2	257	—	—	252	252	—	—
Commercial & industrial	3	75	—	75	—	75	—	—
Commercial construction	—	—	—	—	—	—	—	—
Equipment financing	—	—	—	—	—	—	—	—
Total commercial	11	2,935	—	2,236	360	2,596	—	—
Residential mortgage	21	1,609	—	1,609	—	1,609	3	815
Home equity lines of credit	1	296	—	—	176	176	—	—
Residential construction	2	71	40	31	—	71	—	—
Consumer direct	2	16	—	16	—	16	—	—
Indirect auto	23	521	—	—	521	521	—	—
Total loans	60	$5,448	$40	$3,892	$1,057	$4,989	3	$815

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

	2018			2017
Three Months Ended September 30,	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received
Owner occupied commercial real estate	$17,857	$291	$284	$29,764	$307	$331
Income producing commercial real estate	18,623	240	232	26,203	329	331
Commercial & industrial	1,445	18	17	5,492	53	65
Commercial construction	2,869	39	39	4,863	51	48
Equipment financing	—	—	—	—	—	—
Total commercial	40,794	588	572	66,322	740	775
Residential mortgage	14,654	168	162	14,448	139	139
Home equity lines of credit	275	3	3	207	4	4
Residential construction	1,295	23	23	1,561	24	24
Consumer direct	232	4	4	300	6	5
Indirect auto	1,220	16	16	1,339	18	18
Total	$58,470	$802	$780	$84,177	$931	$965

Nine Months Ended September 30,
Owner occupied commercial real estate	$20,623	$771	$800	$30,149	$1,023	$1,043
Income producing commercial real estate	17,155	665	679	27,794	1,039	1,023
Commercial & industrial	1,861	83	83	3,103	106	110
Commercial construction	3,456	137	135	5,511	174	178
Equipment financing	—	—	—	—	—	—
Total commercial	43,095	1,656	1,697	66,557	2,342	2,354
Residential mortgage	14,587	474	473	14,266	407	429
Home equity lines of credit	285	12	11	274	7	9
Residential construction	1,467	72	71	1,581	70	71
Consumer direct	260	14	14	298	17	17
Indirect auto	1,274	50	50	1,199	46	46
Total	$60,968	$2,278	$2,316	$84,175	$2,889	$2,926

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered to be performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at September 30, 2018 or December 31, 2017 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms was approximately $213,000 and $291,000 for the three months ended September 30, 2018 and 2017, respectively, and $812,000 and $814,000 for the nine months ended September 30, 2018 and 2017, respectively.

The following table presents the recorded investment in nonaccrual loans by loan class as of the dates indicated (in thousands).

	September 30, 2018	December 31, 2017
Owner occupied commercial real estate	$4,884	$4,923
Income producing commercial real estate	1,194	3,208
Commercial & industrial	1,516	2,097
Commercial construction	825	758
Equipment financing	1,181	—
Total commercial	9,600	10,986
Residential mortgage	8,928	8,776
Home equity lines of credit	2,814	2,024
Residential construction	455	192
Consumer direct	105	43
Indirect auto	628	1,637
Total	$22,530	$23,658

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Excluding PCI loans, substantially all loans more than 90 days past due were on nonaccrual status at September 30, 2018 and December 31, 2017. The following table presents the aging of the recorded investment in past due loans by class of loans as of the dates indicated (in thousands).

	Loans Past Due
As of September 30, 2018	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Loans Not Past Due	PCI Loans	Total
Owner occupied commercial real estate	$1,992	$37	$2,337	$4,366	$1,657,670	$11,243	$1,673,279
Income producing commercial real estate	1,299	246	299	1,844	1,743,652	42,392	1,787,888
Commercial & industrial	1,517	202	563	2,282	1,190,825	533	1,193,640
Commercial construction	563	261	190	1,014	754,502	6,055	761,571
Equipment financing	752	451	1,181	2,384	496,819	9,448	508,651
Total commercial	6,123	1,197	4,570	11,890	5,843,468	69,671	5,925,029
Residential mortgage	4,194	2,262	2,406	8,862	1,014,879	11,221	1,034,962
Home equity lines of credit	3,059	348	1,446	4,853	695,738	1,688	702,279
Residential construction	632	17	398	1,047	195,985	813	197,845
Consumer direct	435	44	37	516	122,894	654	124,064
Indirect auto	848	362	451	1,661	240,626	—	242,287
Total loans	$15,291	$4,230	$9,308	$28,829	$8,113,590	$84,047	$8,226,466

	Loans Past Due
As of December 31, 2017	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Loans Not Past Due	PCI Loans	Total
Owner occupied commercial real estate	$3,810	$1,776	$1,530	$7,116	$1,891,118	$25,759	$1,923,993
Income producing commercial real estate	1,754	353	1,939	4,046	1,546,288	44,840	1,595,174
Commercial & industrial	2,139	869	1,133	4,141	1,125,407	1,442	1,130,990
Commercial construction	568	132	158	858	702,221	8,857	711,936
Equipment financing	—	—	—	—	—	—	—
Total commercial	8,271	3,130	4,760	16,161	5,265,034	80,898	5,362,093
Residential mortgage	6,717	1,735	3,438	11,890	948,513	13,141	973,544
Home equity lines of credit	3,246	225	578	4,049	724,287	2,891	731,227
Residential construction	885	105	93	1,083	181,472	464	183,019
Consumer direct	739	133	—	872	125,512	1,120	127,504
Indirect auto	1,152	459	1,263	2,874	355,311	—	358,185
Total loans	$21,010	$5,787	$10,132	$36,929	$7,600,129	$98,514	$7,735,572

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Based on the most recent analysis performed, the risk category of loans by class of loans as of the dates indicated is as follows (in thousands).

	Pass	Watch	Substandard	Doubtful / Loss	Total
As of September 30, 2018
Owner occupied commercial real estate	$1,608,193	$15,919	$37,924	$—	$1,662,036
Income producing commercial real estate	1,703,741	19,555	22,200	—	1,745,496
Commercial & industrial	1,160,933	9,374	22,786	14	1,193,107
Commercial construction	744,356	4,884	6,276	—	755,516
Equipment financing	498,022	—	1,181	—	499,203
Total commercial	5,715,245	49,732	90,367	14	5,855,358
Residential mortgage	1,004,157	—	19,584	—	1,023,741
Home equity lines of credit	693,385	—	7,206	—	700,591
Residential construction	195,269	—	1,763	—	197,032
Consumer direct	122,936	21	453	—	123,410
Indirect auto	239,955	—	2,332	—	242,287
Total loans, excluding PCI loans	7,970,947	49,753	121,705	14	8,142,419

Owner occupied commercial real estate	2,666	3,016	5,561	—	11,243
Income producing commercial real estate	17,969	21,259	3,164	—	42,392
Commercial & industrial	199	109	225	—	533
Commercial construction	3,333	161	2,561	—	6,055
Equipment financing	9,174	—	274	—	9,448
Total commercial	33,341	24,545	11,785	—	69,671
Residential mortgage	8,295	—	2,926	—	11,221
Home equity lines of credit	1,262	—	426	—	1,688
Residential construction	724	—	89	—	813
Consumer direct	586	—	68	—	654
Indirect auto	—	—	—	—	—
Total PCI loans	44,208	24,545	15,294	—	84,047

Total loan portfolio	$8,015,155	$74,298	$136,999	$14	$8,226,466

As of December 31, 2017
Owner occupied commercial real estate	$1,833,469	$33,571	$31,194	$—	$1,898,234
Income producing commercial real estate	1,495,805	30,780	23,749	—	1,550,334
Commercial & industrial	1,097,907	18,052	13,589	—	1,129,548
Commercial construction	693,873	2,947	6,259	—	703,079
Equipment financing	—	—	—	—	—
Total commercial	5,121,054	85,350	74,791	—	5,281,195
Residential mortgage	939,706	—	20,697	—	960,403
Home equity lines of credit	721,142	—	7,194	—	728,336
Residential construction	180,567	—	1,988	—	182,555
Consumer direct	125,860	—	524	—	126,384
Indirect auto	354,788	—	3,397	—	358,185
Total loans, excluding PCI loans	7,443,117	85,350	108,591	—	7,637,058

Owner occupied commercial real estate	2,400	8,163	15,196	—	25,759
Income producing commercial real estate	13,392	21,928	9,520	—	44,840
Commercial & industrial	383	672	387	—	1,442
Commercial construction	3,866	2,228	2,763	—	8,857
Equipment financing	—	—	—	—	—
Total commercial	20,041	32,991	27,866	—	80,898
Residential mortgage	9,566	173	3,402	—	13,141
Home equity lines of credit	1,579	427	885	—	2,891
Residential construction	423	—	41	—	464
Consumer direct	1,076	10	34	—	1,120
Indirect auto	—	—	—	—	—
Total PCI loans	32,685	33,601	32,228	—	98,514

Total loan portfolio	$7,475,802	$118,951	$140,819	$—	$7,735,572

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 7 – Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the details regarding amounts reclassified out of accumulated other comprehensive income for the periods indicated (in thousands).

	Amounts Reclassified from Accumulated Other Comprehensive Income
Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2018	2017	2018	2017
Realized (losses) gains on available-for-sale securities:
	$2	$188	$(1,302)	$190	Securities (losses) gains, net
	(5)	(73)	312	(72)	Income tax benefit (expense)
	$(3)	$115	$(990)	$118	Net of tax

Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity:
	$(168)	$(278)	$(607)	$(849)	Investment securities interest revenue
	40	105	149	319	Income tax benefit
	$(128)	$(173)	$(458)	$(530)	Net of tax

Amortization of losses included in net income on derivative financial instruments accounted for as cash flow hedges:
Amortization of losses on de-designated positions	$(105)	$(150)	$(395)	$(448)	Money market deposit interest expense
Amortization of losses on de-designated positions	—	—	—	(292)	Federal Home Loan Bank advances interest expense
	(105)	(150)	(395)	(740)	Total before tax
	27	58	103	288	Income tax benefit
	$(78)	$(92)	$(292)	$(452)	Net of tax

Reclassification of disproportionate tax effect related to terminated cash flow hedges:
	$—	$—	$—	$(3,400)	Income tax expense

Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan:
Prior service cost	$(167)	$(140)	$(501)	$(420)	Salaries and employee benefits expense
Actuarial losses	(60)	—	(180)	—	Other expense
Actuarial losses	—	(60)	—	(180)	Salaries and employee benefits expense
	(227)	(200)	(681)	(600)	Total before tax
	57	78	188	235	Income tax benefit
	$(170)	$(122)	$(493)	$(365)	Net of tax

Total reclassifications for the period	$(379)	$(272)	$(2,233)	$(4,629)	Net of tax

Amounts shown above in parentheses reduce earnings.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 8 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$43,682	$27,946	$120,974	$79,737
Dividends and undistributed earnings allocated to unvested shares	(301)	(227)	(850)	(659)
Net income available to common shareholders	$43,381	$27,719	$120,124	$79,078

Weighted average shares outstanding:
Basic	79,806	73,151	79,588	72,060
Effect of dilutive securities
Stock options	6	11	8	11
Restricted stock units	6	—	2	—
Diluted	79,818	73,162	79,598	72,071

Net income per common share:
Basic	$0.54	$0.38	$1.51	$1.10
Diluted	$0.54	$0.38	$1.51	$1.10

For the three and nine months ended September 30, 2018, United had potentially dilutive warrants outstanding to purchase 219,909 shares of common stock at $61.40 per share that were not included in the computation of diluted earnings per share because their inclusion would have had an antidilutive effect. Also excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2018 because of their antidilutive effect were options to purchase an additional 33,283 and 32,283, respectively, of common stock.

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

Derivatives designated as hedging instruments under ASC 815

Interest Rate Products	Balance Sheet Location	September 30, 2018	December 31, 2017
Fair value hedge of corporate bonds	Derivative assets	$—	$336
		$—	$336

Fair value hedge of brokered CDs	Derivative liabilities	$2,058	$2,053
		$2,058	$2,053

Derivatives not designated as hedging instruments under ASC 815

		Fair Value
Interest Rate Products	Balance Sheet Location	September 30, 2018	December 31, 2017
Customer derivative positions	Derivative assets	$722	$2,659
Dealer offsets to customer derivative positions	Derivative assets	14,492	6,867
Mortgage banking - loan commitment	Derivative assets	1,249	1,150
Mortgage banking - forward sales commitment	Derivative assets	265	13
Bifurcated embedded derivatives	Derivative assets	13,167	11,057
Interest rate caps	Derivative assets	—	639
		$29,895	$22,385

Customer derivative positions	Derivative liabilities	$20,317	$7,032
Dealer offsets to customer derivative positions	Derivative liabilities	54	1,551
Risk participations	Derivative liabilities	8	20
Mortgage banking - forward sales commitment	Derivative liabilities	—	49
Dealer offsets to bifurcated embedded derivatives	Derivative liabilities	15,819	14,279
De-designated hedges	Derivative liabilities	860	392
		$37,058	$23,323

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Cash Flow Hedges of Interest Rate Risk

At September 30, 2018 and December 31, 2017 United did not have any active cash flow hedges. Changes in balance sheet composition and interest rate risk position made cash flow hedges no longer necessary as protection against rising interest rates. The loss remaining in other comprehensive income from prior hedges that have been de-designated is being amortized into earnings over the original term of the swaps as the forecasted transactions that the swaps were originally designated to hedge are still expected to occur. United expects that $279,000 will be reclassified as an increase to interest expense over the next twelve months related to these cash flow hedges.

The table below presents the effect of cash flow hedges on the consolidated statements of income for the periods indicated (in thousands).

	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
	Location	2018	2017
Three Months Ended September 30,

Interest rate swaps	Interest expense	$(105)	$(150)

Nine Months Ended September 30,

Interest rate swaps	Interest expense	$(395)	$(740)

Fair Value Hedges of Interest Rate Risk

United is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in interest rates. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in interest rates. Interest rate swaps designated as fair value hedges of brokered deposits involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate swaps designated as fair value hedges of fixed-rate investments involve the receipt of variable-rate payments from a counterparty in exchange for United making fixed-rate payments over the life of the instrument without the exchange of the underlying notional amount. At September 30, 2018, United had four interest rate swaps with a notional amount of $39.0 million that were designated as fair value hedges of interest rate risk and were pay-variable / receive-fixed swaps hedging the changes in the fair value of fixed-rate brokered time deposits resulting from changes in interest rates. At December 31, 2017, United had four interest rate swaps with an aggregate notional amount of $40.7 million that were designated as fair value hedges of interest rate risk and were pay-variable / receive-fixed, hedging the changes in the fair value of fixed-rate brokered time deposits resulting from changes in interest rates. Also at December 31, 2017, United had one interest rate swap with a notional value of $30 million that was designated as a pay-fixed / receive-variable fair value hedge of changes in the fair value of a fixed-rate corporate bond.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives. During the three and nine months ended September 30, 2018, United recognized net losses of $127,000 and $325,000 respectively, related to ineffectiveness in the fair value hedging relationships. During the three and nine months ended September 30, 2017, United recognized net losses of $160,000 and $612,000, respectively, related to ineffectiveness in the fair value hedging relationships. United also recognized a net increase in interest expense of $74,000 and $154,000, respectively, for the three and nine months ended September 30, 2018, and net reductions of interest expense of $40,000 and $137,000, respectively, for the three and nine months ended September 30, 2017 related to fair value hedges of brokered time deposits, which includes net settlements on the derivatives. United recognized an increase in interest revenue on securities for the nine months ended September 30, 2018 of $17,000 and reductions of interest revenue on securities during the three and nine months ended September 30, 2017 of $71,000 and $244,000, respectively, related to fair value hedges of corporate bonds. For the three months ended September 30, 2018, there was no impact on interest revenue on securities related to fair value hedges of corporate bonds.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents the effect of derivatives in fair value hedging relationships on the consolidated statement of income for the periods indicated (in thousands).

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
		2018	2017	2018	2017
Three Months Ended September 30,
Fair value hedges of brokered CDs	Interest expense	$(75)	$(217)	$(52)	$95
Fair value hedges of corporate bonds	Interest revenue	—	20	—	(58)
		$(75)	$(197)	$(52)	$37

Nine Months Ended September 30,
Fair value hedges of brokered CDs	Interest expense	$(912)	$(418)	$518	$(60)
Fair value hedges of corporate bonds	Interest revenue	(336)	(197)	405	63
		$(1,248)	$(615)	$923	$3

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

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2018	2017
Three Months Ended September 30,
Customer derivatives and dealer offsets	Other noninterest income	$611	$554
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	17	225
Interest rate caps	Other noninterest income	—	(67)
De-designated hedges	Other noninterest income	(25)	30
Mortgage banking derivatives	Mortgage loan revenue	(213)	303
Risk participations	Other noninterest income	—	(1)
		$390	$1,044

Nine Months Ended September 30,
Customer derivatives and dealer offsets	Other noninterest income	$2,028	$1,804
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	398	431
Interest rate caps	Other noninterest income	276	23
De-designated hedges	Other noninterest income	(108)	34
Mortgage banking derivatives	Mortgage loan revenue	1,207	(573)
Risk participations	Other noninterest income	12	4
		$3,813	$1,723

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Credit-Risk-Related Contingent Features

United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each counterparty, with the exception of customer counterparties. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. As of September 30, 2018, collateral totaling $18.8 million was pledged toward derivatives in a liability position.

United’s agreements with each of its derivative counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivatives counterparties also include provisions that if not met, could result in United being declared in default. United has agreements with certain of its derivative counterparties that contain a provision where if United fails to maintain its status as a well-capitalized institution or is subject to a prompt corrective action directive, the counterparty could terminate the derivative positions and United would be required to settle its obligations under the agreements. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that would require additional collateral if United’s credit rating were downgraded.

Note 10 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan have had an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options, restricted stock and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan). Through September 30, 2018, incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards, base salary stock grants and performance share awards have been granted under the plan. As of September 30, 2018, 1.56 million additional awards remained available for grant under the plan.

The following table shows stock option activity for the first nine months of 2018.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2017	60,287	$24.12
Exercised	(12,000)	11.85
Cancelled/forfeited	(181)	31.50
Outstanding at September 30, 2018	48,106	27.16	2.1	$156

Exercisable at September 30, 2018	45,606	27.73	1.9	128

The fair value of each option is estimated on the date of grant using the Black-Scholes model. No stock options were granted during the nine months ended September 30, 2018 and 2017.

United recognized $18,000 and $22,000 in compensation expense related to stock options during each of the nine months ended September 30, 2018 and 2017, respectively. The amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below presents restricted stock units activity for the first nine months of 2018.

Restricted Stock Unit Awards	Shares	Weighted- Average Grant- Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2017	663,817	$22.40
Granted	400,592	30.70
Vested	(235,006)	19.08		$7,383
Cancelled	(21,852)	23.54
Outstanding at September 30, 2018	807,551	27.45	4.9	22,523

Compensation expense for restricted stock units without market conditions is based on the market value of United’s common stock on the date of grant. United recognizes the impact of forfeitures as they occur. The value of restricted stock unit awards is amortized into expense over the service period. For the nine months ended September 30, 2018 and 2017, expense of $3.79 million and $4.13 million, respectively, was recognized related to restricted stock unit awards granted to United employees. Of the expense recognized related to restricted stock unit awards during the nine months ended September 30, 2017, $696,000 relates to the modification of existing awards resulting from an acceleration of vesting of unvested awards due to retirement which was recognized in merger-related and other charges in the consolidated statement of income. The remaining expense of $3.43 million was recognized in compensation expense. In addition, for the nine months ended September 30, 2018 and 2017, $264,000 and $212,000, respectively, was recognized in other operating expense for restricted stock unit awards granted to members of United’s board of directors.

During the third quarter of 2018, in addition to time-based restricted stock unit awards, United’s Board of Directors approved performance-based restricted stock unit awards with market conditions (“PSUs”). The PSUs will vest based on achieving, during the applicable calendar-year performance periods from 2019 through 2022, certain performance and market targets relative to a bank peer group. Achievement of the base-level performance and market targets for all applicable periods will result in the issuance of 49,268 shares, which are included in the outstanding balance in the table above. Additional shares may be issued if more stringent performance and market hurdles are met. The grant date per share fair market value of these PSUs of $30.28 was estimated using the Monte Carlo Simulation valuation model.

A deferred income tax benefit related to expense for options and restricted stock of $1.04 million and $1.70 million was included in the determination of income tax expense for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was $18.8 million of unrecognized expense related to non-vested stock options and restricted stock unit awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Note 11 – Common and Preferred Stock Issued / Common Stock Issuable

United sponsors a Dividend Reinvestment and Share Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from United. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. In the nine months ended September 30, 2018 and 2017, 5,232 shares and 2,842 shares, respectively, were issued through the DRIP.

In addition, United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a 10% discount, with no commission charges. During the first nine months of 2018 and 2017, United issued 12,524 shares and 10,265 shares, respectively, through the ESPP.

United offers its common stock as an investment option in its deferred compensation plan. United also allows for the deferral of restricted stock unit awards. The common stock component of the deferred compensation plan is accounted for as an equity instrument and is reflected in the consolidated financial statements as common stock issuable. The deferred compensation plan does not allow for diversification once an election is made to invest in United’s common stock and settlement must be accomplished in shares at the time the deferral period is completed. At September 30, 2018 and December 31, 2017, 650,338 and 607,869 shares of common stock, respectively, were issuable under the deferred compensation plan.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

On March 22, 2016, United announced that its Board of Directors had authorized a program to repurchase up to $50 million of United’s outstanding common stock through December 31, 2017. In November 2017, the Board of Directors extended this program to December 31, 2018. Under the program, the shares may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program depends on a number of factors, including the market price of United’s common stock, general market and economic conditions, and applicable legal requirements. During the first nine months of 2018 and 2017, United did not repurchase any shares under the program. As of September 30, 2018, $36.3 million of United’s outstanding common stock may be repurchased under the program. In November of 2018, the Board of Directors authorized an increase in the repurchase program to $50 million, as well as an extension through December 31, 2019.

Note 12 – Income Taxes

The income tax provision for the three and nine months ended September 30, 2018 was $13.1 million and $37.4 million, respectively, which represents an effective tax rate of 23.1% and 23.6%, respectively, for each period. The effective tax rates for the third quarter and first nine months of 2018 reflect the lower federal income tax rate enacted in the fourth quarter of 2017 following the passage of H.R. 1, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The income tax provision for the first nine months of 2018 also includes $509,000 of additional tax expense resulting from the partial impairment of United’s deferred tax asset due to Georgia’s announcement that it has reduced its corporate income tax rate from 6.00% to 5.75% effective January 1, 2019. The income tax provision for the three and nine months ended September 30, 2017 was $15.7 million and $50.7 million, respectively, which represents an effective tax rate of 36.0% and 38.9%, respectively, for each period. Upon reversal of United’s former full deferred tax valuation allowance in 2013, certain disproportionate tax effects were retained in accumulated other comprehensive income (loss). During the first quarter of 2017, with the maturity and termination of certain dedesignated cash flow hedges, the disproportionate tax effect associated with these hedges was reversed and recorded as a tax expense of $3.40 million, which was the primary reason for the increase in the effective tax rate for that period.

At September 30, 2018 and December 31, 2017, United maintained a valuation allowance on its net deferred tax asset of $4.85 million and $4.41 million, respectively. Management assesses the valuation allowance recorded against its net deferred tax asset at each reporting period. The determination of whether a valuation allowance for its net deferred tax asset is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management’s conclusion at September 30, 2018 that it was more likely than not that the net deferred tax asset of $76.9 million will be realized is based upon management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts that consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of its net deferred tax asset.

United is subject to income taxation in the United States and various state jurisdictions. United’s federal and state income tax returns are filed on a consolidated basis. Currently, no years for which United filed a federal income tax return are under examination by the IRS, and there are no state tax examinations currently in progress. United is no longer subject to income tax examinations from state and local income tax authorities for years before 2015. Although it is not possible to know the ultimate outcome of future examinations, management believes that the liability recorded for uncertain tax positions is appropriate. At September 30, 2018 and December 31, 2017, unrecognized income tax benefits totaled $3.14 million and $3.16 million, respectively.

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

September 30, 2018	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasuries	$146,418	$—	$—	$146,418
U.S. Agencies	—	25,277	—	25,277
State and political subdivisions	—	221,316	—	221,316
Mortgage-backed securities	—	1,773,725	—	1,773,725
Corporate bonds	—	198,586	995	199,581
Asset-backed securities	—	220,441	—	220,441
Equity securities	801	—	—	801
Mortgage loans held for sale	—	27,325	—	27,325
Deferred compensation plan assets	6,547	—	—	6,547
Servicing rights for SBA/USDA loans	—	—	7,498	7,498
Residential mortgage servicing rights	—	—	12,031	12,031
Derivative financial instruments	—	15,479	14,416	29,895

Total assets	$153,766	$2,482,149	$34,940	$2,670,855

Liabilities:
Deferred compensation plan liability	$6,547	$—	$—	$6,547
Derivative financial instruments	—	20,371	18,745	39,116

Total liabilities	$6,547	$20,371	$18,745	$45,663

December 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale
U.S. Treasuries	$121,113	$—	$—	$121,113
U.S. Agencies	—	26,372	—	26,372
State and political subdivisions	—	197,286	—	197,286
Mortgage-backed securities	—	1,727,211	—	1,727,211
Corporate bonds	—	305,453	900	306,353
Asset-backed securities	—	237,458	—	237,458
Other	—	57	—	57
Mortgage loans held for sale	—	26,252	—	26,252
Deferred compensation plan assets	5,716	—	—	5,716
Servicing rights for SBA/USDA loans	—	—	7,740	7,740
Residential mortgage servicing rights	—	—	8,262	8,262
Derivative financial instruments	—	10,514	12,207	22,721

Total assets	$126,829	$2,530,603	$29,109	$2,686,541

Liabilities:
Deferred compensation plan liability	$5,716	$—	$—	$5,716
Derivative financial instruments	—	8,632	16,744	25,376

Total liabilities	$5,716	$8,632	$16,744	$31,092

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table shows a reconciliation of the beginning and ending balances for the periods indicated for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	2018					2017
	Derivative Asset	Derivative Liability	Servicing rights for SBA/USDA loans	Residential mortgage servicing rights	Securities Available- for-Sale	Derivative Asset	Derivative Liability	Servicing rights for SBA/USDA loans	Residential mortgage servicing rights	Securities Available- for-Sale
Three Months Ended September 30,
Balance at beginning of period	$14,510	$18,366	$7,509	$10,801	$990	$11,856	$16,091	$6,640	$6,499	$810
Additions	—	—	745	1,397	—	—	—	770	846	—
Sales and settlements	—	—	(242)	(146)	—	(658)	(909)	(209)	(118)	—
Other comprehensive income	—	—	—	—	5	—	—	—	—	—
Amounts included in earnings - fair value adjustments	(94)	379	(514)	(21)	—	(80)	163	(134)	(301)	—
Balance at end of period	$14,416	$18,745	$7,498	$12,031	$995	$11,118	$15,345	$7,067	$6,926	$810

Nine Months Ended September 30,
Balance at beginning of period	$12,207	$16,744	$7,740	$8,262	$900	$11,777	$16,347	$5,752	$—	$675
Business combinations	—	—	(354)	—	—	—	—	—	—	—
Transfer from amortization method to fair value	—	—	—	—	—	—	—	—	5,070	—
Additions	—	—	1,837	3,505	—	—	—	1,991	2,659	—
Sales and settlements	(1,029)	(1,347)	(649)	(352)	—	(1,744)	(2,423)	(508)	(232)	—
Other comprehensive income	—	—	—	—	95	—	—	—	—	135
Amounts included in earnings - fair value adjustments	3,238	3,348	(1,076)	616	—	1,085	1,421	(168)	(571)	—
Balance at end of period	$14,416	$18,745	$7,498	$12,031	$995	$11,118	$15,345	$7,067	$6,926	$810

The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis as of the dates indicated (in thousands).

	Fair Value				Weighted Average
Level 3 Assets and Liabilities	September 30, 2018	December 31, 2017	Valuation Technique		September 30, 2018	December 31, 2017
				Unobservable Inputs
Servicing rights for SBA/USDA loans	$7,498	$7,740	Discounted cash flow	Discount rate	13.9%	12.5%
				Prepayment rate	11.0	8.3
Residential mortgage servicing rights	12,031	8,262	Discounted cash flow	Discount rate	10.0	10.0
				Prepayment rate	8.8	9.5
Corporate bonds	995	900	Indicative bid provided by a broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	N/A	N/A

Derivative assets - mortgage	1,249	1,150	Internal model	Pull through rate	82.9	80.0
Derivative assets - other	13,167	11,057	Dealer priced	Dealer priced	N/A	N/A
Derivative liabilities - risk participations	8	20	Internal model	Probable exposure rate	0.5	0.4
				Probability of default rate	1.8	1.8
Derivative liabilities - other	18,737	16,724	Dealer priced	Dealer priced	N/A	N/A

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Fair Value Option

At September 30, 2018, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $27.3 million and $26.7 million, respectively. At December 31, 2017, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $26.3 million and $25.4 million, respectively. Interest income on these loans is calculated based on the note rate of the loan and is recorded in interest revenue. During the three and nine months ended September 30, 2018, changes in fair value of these loans resulted in net losses of $412,000 and $157,000, respectively. During the three and nine months ended September 30, 2017, changes in fair value of these loans resulted in net gains of $264,000 and $708,000, respectively. Gains resulting from the change in fair value of these loans are recorded in mortgage loan and other related fees. These changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of all assets that were still held as of September 30, 2018 and December 31, 2017, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented (in thousands).

	Level 1	Level 2	Level 3	Total
September 30, 2018
Loans	$—	$—	$7,127	$7,127

December 31, 2017
Loans	$—	$—	$6,905	$6,905

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

	Carrying	Fair Value Level
	Amount	Level 1	Level 2	Level 3	Total
September 30, 2018
Assets:
Securities held to maturity	$285,739	$—	$277,473	$—	$277,473
Loans and leases, net	8,165,526	—	—	8,127,948	8,127,948

Liabilities:
Deposits	10,229,477	—	10,221,841	—	10,221,841
Federal Home Loan Bank advances	300,000	—	299,979	—	299,979
Long-term debt	285,128	—	—	298,036	298,036

December 31, 2017
Assets:
Securities held to maturity	$321,094	$—	$321,276	$—	$321,276
Loans, net	7,676,658	—	—	7,674,460	7,674,460
Loans held for sale	6,482	—	6,514	—	6,514

Liabilities:
Deposits	9,807,697	—	9,809,264	—	9,809,264
Federal Home Loan Bank advances	504,651	—	504,460	—	504,460
Long-term debt	120,545	—	—	123,844	123,844

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

The following table summarizes the contractual amount of off-balance sheet instruments as of the dates indicated (in thousands).

	September 30, 2018	December 31, 2017
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,093,957	$1,910,777
Letters of credit	25,926	28,075

United’s wholly-owned bank subsidiary, United Community Bank (the “Bank”), holds minor investments in certain limited partnerships for Community Reinvestment Act purposes. As of September 30, 2018, the Bank had committed to fund an additional $8.76 million related to future capital calls that had not been reflected in the consolidated balance sheet.

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

Note 15 – Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands):

	September 30, 2018	December 31, 2017
Core deposit intangible	$62,652	$62,652
Less: accumulated amortization	(44,989)	(41,229)
Net core deposit intangible	17,663	21,423
Noncompete agreements	3,144	3,144
Less: accumulated amortization	(2,426)	(761)
Net noncompete agreements	718	2,383
Total intangibles subject to amortization, net	18,381	23,806
Goodwill	307,112	220,591
Total goodwill and other intangible assets, net	$325,493	$244,397

The following is a summary of changes in the carrying amounts of goodwill (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
2018	Goodwill	Accumulated Impairment Losses	Goodwill, net of Accumulated Impairment Losses	Goodwill	Accumulated Impairment Losses	Goodwill, net of Accumulated Impairment Losses
Balance, beginning of period	$612,702	$(305,590)	$307,112	$526,181	$(305,590)	$220,591
Acquisition of NLFC	—	—	—	87,379	—	87,379
Measurement period adjustments- FOFN and HCSB	—	—	—	(858)	—	(858)
Balance, end of period	$612,702	$(305,590)	$307,112	$612,702	$(305,590)	$307,112

2017
Balance, beginning of period	$447,615	$(305,590)	$142,025	$447,615	$(305,590)	$142,025
Acquisition of HCSB	23,863	—	23,863	23,863	—	23,863
Balance, end of period	$471,478	$(305,590)	$165,888	$471,478	$(305,590)	$165,888

The estimated aggregate amortization expense for future periods for core deposit intangibles and noncompete agreements is as follows (in thousands):

Year
Remainder of 2018	$1,421
2019	4,551
2020	3,315
2021	2,557
2022	1,982
Thereafter	4,555
Total	$18,381

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 16 - Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2018	December 31, 2017	Issue Date	Stated Maturity Date	Earliest Call Date	Interest Rate
Obligations of the Bank and its Subsidiaries:
NER 16-1 Class A-2 notes	30,878	—	2016	2021	n/a	2.200%
NER 16-1 Class B notes	25,489	—	2016	2021	n/a	3.220%
NER 16-1 Class C notes	6,319	—	2016	2021	n/a	5.050%
NER 16-1 Class D notes	3,213	—	2016	2023	n/a	7.870%
Total securitized notes payable	65,899	—

Obligations of the Holding Company:
2022 senior debentures	50,000	50,000	2015	2022	2020	5.000% through August 13, 2020, 3-month LIBOR plus 3.814% thereafter
2027 senior debentures	35,000	35,000	2015	2027	2025	5.500% through August 13, 2025, 3-month LIBOR plus 3.71% thereafter
Total senior debentures	85,000	85,000

2028 subordinated debentures	100,000	—	2018	2028	2023	4.500% through January 30, 2023, 3-month LIBOR plus 2.12% thereafter
2025 subordinated debentures	11,500	11,500	2015	2025	2020	6.250%
Total subordinated debentures	111,500	11,500

Southern Bancorp Capital Trust I	4,382	4,382	2004	2034	2009	Prime + 1.00%
United Community Statutory Trust III	1,238	1,238	2008	2038	2013	Prime + 3.00%
Tidelands Statutory Trust I	8,248	8,248	2006	2036	2011	3-month LIBOR plus 1.38%
Tidelands Statutory Trust II	6,186	6,186	2008	2038	2013	3-month LIBOR plus 5.075%
Four Oaks Statutory Trust I	12,372	12,372	2006	2036	2011	3-month LIBOR plus 1.35%
Total trust preferred securities	32,426	32,426
Less discount	(9,697)	(8,381)
Total long-term debt	$285,128	$120,545

Interest is currently paid semiannually or quarterly for all senior and subordinated debentures and trust preferred securities.

Senior Debentures
The 2022 senior debentures are redeemable, in whole or in part, on or after August 14, 2020 at a redemption price equal to 100% of the principal amount to be redeemed plus any accrued and unpaid interest and will mature on February 14, 2022 if not redeemed prior to that date. The 2027 senior debentures are redeemable, in whole or in part, on or after August 14, 2025 at a redemption price equal to 100% of the principal amount to be redeemed plus any accrued and unpaid interest and will mature on February 14, 2027 if not redeemed prior to that date.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Securitized Notes Payable
United acquired, as part of the NLFC acquisition, Navitas Equipment Receivables LLC 2016-1 (“NER 16-1”), which is a bankruptcy-remote special purpose entity (“SPE”) whose sole purpose is to receive loans to secure financings. The SPE provided financing by issuing notes to investors through a private offering of Receivable-Backed Notes under Rule 144A of the Securities and Exchange Act of 1934. These notes are collateralized by specific qualifying loans and by cash placed in restricted cash accounts. These notes will continue amortizing sequentially based on collections on the underlying loans available to pay the note holders at each monthly payment date after payment of certain amounts as specified in the securitization documents including fees to various parties to the securitizations, interest due to the note holders and certain other payments. Sequentially, each subsequent class of note holders receive principal payments until paid down in full prior to the remaining subsequent class of note holders receiving principal payments. In addition to the pay-downs on these notes, they also have legal final maturity dates as reflected in the table above.

Trust Preferred Securities
Trust preferred securities qualify as Tier 1 capital under risk based capital guidelines subject to certain limitations. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indentures.

Note 17 - Subsequent Events

On October 1, 2018, United redeemed all issued and outstanding debt securities due October 31, 2038 of United Community Statutory Trust III for a redemption price of $1.24 million, plus accrued and unpaid interest. Also on October 1, 2018, United redeemed all issued and outstanding debt securities due June 30, 2038 held by Tidelands Statutory Trust II for a redemption price of $6.19 million, plus accrued and unpaid interest. As of September 30, 2018, both trust preferred securities were included in long-term debt on the balance sheet and discussed further in Note 16.

On November 7, 2018, United’s Board of Directors approved a regular quarterly cash dividend of $0.16 per common share. The dividend is payable January 7, 2019, to shareholders of record on December 15, 2018.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about United Community Banks, Inc. (“United”) and its subsidiaries. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, and can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “could”, “should”, “projects”, “plans”, “goal”, “targets”, “potential”, “estimates”, “pro forma”, “seeks”, “intends”, or “anticipates”, the negative thereof or comparable terminology. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions or events, and statements about the future performance, operations, products and services of United and its subsidiaries. We caution our shareholders and other readers not to place undue reliance on such statements.

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

United is a bank holding company registered with the Board of Governors of the Federal Reserve under the Bank Holding Company Act of 1956 that was incorporated under the laws of the State of Georgia in 1987 and commenced operations in 1988. At September 30, 2018, United had total consolidated assets of $12.4 billion, total loans of $8.23 billion, total deposits of $10.2 billion, and shareholders’ equity of $1.40 billion.

United conducts substantially all of its operations through its wholly-owned bank subsidiary, United Community Bank (the “Bank”), which as of September 30, 2018, operated at 150 locations throughout markets in Georgia, South Carolina, North Carolina, and Tennessee.

Since September 30, 2017 United has completed the following acquisitions (the “Acquisitions”):

Entity	Date Acquired
NLFC Holdings Corp. (“NLFC”)	February 1, 2018
Four Oaks Fincorp, Inc. (“FOFN”)	November 1, 2017

The acquired entities’ results are included in United’s consolidated results beginning on the respective acquisition dates.

United reported net income of $43.7 million, or $0.54 per diluted share, for the third quarter of 2018, compared to net income of $27.9 million, or $0.38 per diluted share, for the third quarter of 2017. For the nine months ended September 30, 2018, United reported net income of $121 million, or $1.51 per diluted share, compared to $79.7 million, or $1.10 per diluted share for the first nine months of 2017. The most significant factor contributing to the increase in net income and diluted earnings per share is the reduction of the federal income tax rate from 35% in 2017 to 21% in 2018 resulting from the Tax Act.

Net interest revenue increased to $112 million for the third quarter of 2018, compared to $89.8 million for the third quarter of 2017, due to higher loan volume, much of which resulted from the Acquisitions, and rising interest rates. Net interest margin increased to 3.95% for the three months ended September 30, 2018 from 3.54% for the same period in 2017 due to the effect of rising interest rates on floating rate loans and a more favorable earning asset mix due to the Acquisitions. For the nine months ended September 30, 2018, net interest revenue was $324 million and the net interest margin was 3.88% compared to net interest revenue of $258 million and net interest margin of 3.49% for the same period in 2017.

The provision for credit losses was $1.80 million for the third quarter of 2018, compared to $1.00 million for the third quarter of 2017. For the nine months ended September 30, 2018, the provision for credit losses was $7.40 million, compared to $2.60 million for the same period in 2017. Net charge-offs for the third quarter and first nine months of 2018 were $1.47 million and $4.33 million, respectively, compared to $1.64 million and $4.94 million, respectively, for the same periods in 2017. Since credit quality remained stable, the increase in the provision reflects growth in the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”), including a $2.29 million increase resulting from including NLFC’s loans in the allowance for loan losses model in the first quarter of 2018. Because NLFC’s loans were recorded at a premium, the allowance for loan losses model required us to immediately establish an allowance for loan losses sufficient to cover estimated credit losses inherent in the NLFC loan portfolio.

As of September 30, 2018, United’s allowance for loan losses was $60.9 million, or 0.74% of loans, compared to $58.9 million, or 0.76% of loans, at December 31, 2017 reflecting stable asset quality. Nonperforming assets of $23.9 million were 0.19% of total assets at September 30, 2018, down from 0.23% at December 31, 2017. During the third quarter of 2018, $5.76 million in loans were placed on nonaccrual compared with $7.96 million in the third quarter of 2017.

Noninterest income of $24.2 million for the third quarter of 2018 was up $3.61 million, or 18%, from the third quarter of 2017. Service charges and fees increased $892,000, or 11%, compared to the third quarter of 2017, which was mostly attributable to volume driven increases provided by the Acquisitions. Mortgage fees of $5.26 million for the third quarter of 2018 increased from $4.20 million in the third quarter of 2017. The increase is due to United’s emphasis on growing its mortgage business by recruiting lenders in metropolitan markets. Other noninterest income for the third quarter of 2018 increased $1.47 million from the same period of 2017, primarily due to fee revenue from the equipment finance business that came through acquisition of NLFC. For the first nine months of 2018, total noninterest income increased $3.58 million compared to the same period of 2017 due to the same reasons mentioned above, partially offset by a decrease in service charges and fees and an increase in securities losses. The decrease in service charges and fees for the nine months ended September 30, 2018 was mainly due to the effect of the Durbin Amendment of the Dodd-Frank Act (the “Durbin Amendment”), which took effect for United in the third quarter of 2017 and limited the amount of interchange fees charged on debit card transactions. Other noninterest income for the nine months ended September 30, 2018 also included gains on derivative cancellations and gains on the prepayment of FHLB advances.

For the third quarter and first nine months of 2018, noninterest expenses of $77.7 million and $228 million, respectively, increased $12.0 million and $36.3 million, respectively, from the same periods of 2017. The increases are primarily due to the addition of noninterest expenses related to the Acquisitions. Salaries and benefits expense for the third quarter and first nine months of 2018 increased $9.12 million and $23.3 million from the same periods of 2017, mostly due to the Acquisitions, investment in additional staff and new teams to expand the Commercial Banking Solutions area, and higher incentive compensation in connection with increased lending activities and improvement in earnings performance.

Critical Accounting Policies

The accounting and reporting policies of United are in accordance with accounting principles generally accepted in the United States (“GAAP”) and conform to general practices within the banking industry. The more critical accounting and reporting policies include United’s accounting for the allowance for loan losses, fair value measurements, and income taxes, all of which involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in United’s consolidated financial position or consolidated results of operations. See “Asset Quality and Risk Elements” herein for additional discussion of United’s accounting methodologies related to the allowance for loan losses.

GAAP Reconciliation and Explanation

This Form 10-Q contains financial information determined by methods other than in accordance with GAAP. Such non-GAAP financial information includes the following measures: “tangible book value per common share,” “average tangible common equity to average assets,” “tangible common equity to assets” and “tangible common equity to risk-weighted assets.” In addition, management presents non-GAAP operating performance measures, which exclude merger-related and other items that are not part of United’s ongoing business operations. Operating performance measures include “expenses – operating,” “net income – operating,” “diluted income per common share – operating,” “return on common equity – operating,” “return on tangible common equity – operating,” “return on assets – operating,” “dividend payout ratio – operating” and “efficiency ratio – operating.” Management has developed internal policies and procedures to accurately capture and account for merger-related and other charges and those charges are reviewed with the audit committee of United’s Board of Directors each quarter. Management uses these non-GAAP measures because it believes they may provide useful supplemental information for evaluating United’s operations and performance over periods of time, as well as in managing and evaluating United’s business and in discussions about United’s operations and performance. Management believes these non-GAAP measures may also provide users of United’s financial information with a meaningful measure for assessing United’s financial results and credit trends, as well as a comparison to financial results for prior periods. These non-GAAP measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP and are not necessarily comparable to other similarly titled measures used by other companies. To the extent applicable, reconciliations of these non-GAAP measures to the most directly comparable measures as reported in accordance with GAAP are included in the table on page 53.

Results of Operations

United reported net income and diluted earnings per common share of $43.7 million and $0.54, respectively, for the third quarter of 2018. This compared to net income and diluted earnings per common share of $27.9 million and $0.38, respectively, for the same period in 2017. For the nine months ended September 30, 2018, United reported net income of $121 million compared to net income of $79.7 million for the same period in 2017.

United reported operating net income of $44.1 million and $126 million, respectively, for the third quarter and first nine months of 2018, compared to $30.2 million and $87.9 million, respectively, for the same periods in 2017. For the third quarter and first nine months of 2018, operating net income excludes merger-related and branch closure charges, which net of tax, totaled $451,000 and $5.22 million, respectively. For the third quarter of 2017, operating net income excludes merger-related charges and impairment charges on surplus bank properties, which, net of the associated income tax benefit, totaled $2.27 million. For the first nine months of 2017, operating net income excludes merger-related charges, impairment charges on surplus bank properties, executive retirement charges and the release from accumulated other comprehensive income of the disproportionate tax effect related to cash flow hedges, which, net of tax, totaled $8.12 million.

UNITED COMMUNITY BANKS, INC.
Table 1 - Financial Highlights
Selected Financial Information
	2018			2017		Third Quarter 2018 - 2017 Change	For the Nine Months Ended September 30,		YTD 2018 - 2017 Change
(in thousands, except per share data)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter		2018	2017
INCOME SUMMARY
Interest revenue	$128,721	$122,215	$115,290	$106,757	$98,839		$366,226	$282,963
Interest expense	16,611	13,739	12,005	9,249	9,064		42,355	24,486
Net interest revenue	112,110	108,476	103,285	97,508	89,775	25%	323,871	258,477	25%
Provision for credit losses	1,800	1,800	3,800	1,200	1,000		7,400	2,600
Noninterest income	24,180	23,340	22,396	21,928	20,573	18	69,916	66,332	5
Total revenue	134,490	130,016	121,881	118,236	109,348	23	386,387	322,209	20
Expenses	77,718	76,850	73,475	75,882	65,674	18	228,043	191,729	19
Income before income tax expense	56,772	53,166	48,406	42,354	43,674	30	158,344	130,480	21
Income tax expense	13,090	13,532	10,748	54,270	15,728	(17)	37,370	50,743	(26)
Net income (loss)	43,682	39,634	37,658	(11,916)	27,946	56	120,974	79,737	52
Merger-related and other charges	592	2,873	2,646	7,358	3,420		6,111	7,304
Income tax benefit of merger-related and other charges	(141)	(121)	(628)	(1,165)	(1,147)		(890)	(2,580)
Impact of remeasurement of deferred tax asset resulting from 2017 Tax Cuts and Jobs Act	—	—	—	38,199	—		—	—
Release of disproportionate tax effects lodged in OCI	—	—	—	—	—		—	3,400
Net income - operating (1)	$44,133	$42,386	$39,676	$32,476	$30,219	46	$126,195	$87,861	44

PERFORMANCE MEASURES
Per common share:
Diluted net income (loss) - GAAP	$0.54	$0.49	$0.47	$(0.16)	$0.38	42	$1.51	$1.10	37
Diluted net income - operating (1)	0.55	0.53	0.50	0.42	0.41	34	1.57	1.21	30
Cash dividends declared	0.15	0.15	0.12	0.10	0.10	50	0.42	0.28	50
Book value	17.56	17.29	17.02	16.67	16.50	6	17.56	16.50	6
Tangible book value (3)	13.54	13.25	12.96	13.65	14.11	(4)	13.54	14.11	(4)
Key performance ratios:
Return on common equity - GAAP (2)(4)	11.96%	11.20%	11.11%	(3.57)%	9.22%		11.43%	9.26%
Return on common equity - operating (1)(2)(4)	12.09	11.97	11.71	9.73	9.97		11.93	10.20
Return on tangible common equity - operating (1)(2)(3)(4)	15.81	15.79	15.26	11.93	11.93		15.62	12.07
Return on assets - GAAP (4)	1.41	1.30	1.26	(0.40)	1.01		1.32	0.99
Return on assets - operating (1)(4)	1.42	1.39	1.33	1.10	1.09		1.38	1.09
Dividend payout ratio - GAAP	27.78	30.61	25.53	(62.50)	26.32		27.81	25.45
Dividend payout ratio - operating (1)	27.27	28.30	24.00	23.81	24.39		26.75	23.14
Net interest margin (fully taxable equivalent) (4)	3.95	3.90	3.80	3.63	3.54		3.88	3.49
Efficiency ratio - GAAP	56.82	57.94	57.83	63.03	59.27		57.52	58.81
Efficiency ratio - operating (1)	56.39	55.77	55.75	56.92	56.18		55.98	56.57
Average equity to average assets	11.33	11.21	11.03	11.21	10.86		11.19	10.54
Average tangible common equity to average assets (3)	8.97	8.83	8.82	9.52	9.45		8.88	9.21
Tangible common equity to risk-weighted assets (3)	11.61	11.36	11.19	12.05	12.80		11.61	12.80

ASSET QUALITY
Nonperforming loans	$22,530	$21,817	$26,240	$23,658	$22,921	(2)	$22,530	$22,921	(2)
Foreclosed properties	1,336	2,597	2,714	3,234	2,736	(51)	1,336	2,736	(51)
Total nonperforming assets ("NPAs")	23,866	24,414	28,954	26,892	25,657	(7)	23,866	25,657	(7)
Allowance for loan losses	60,940	61,071	61,085	58,914	58,605	4	60,940	58,605	4
Net charge-offs	1,466	1,359	1,501	1,061	1,635	(10)	4,326	4,937	(12)
Allowance for loan losses to loans	0.74%	0.74%	0.75%	0.76%	0.81%		0.74%	0.81%
Net charge-offs to average loans (4)	0.07	0.07	0.08	0.06	0.09		0.07	0.09
NPAs to loans and foreclosed properties	0.29	0.30	0.35	0.35	0.36		0.29	0.36
NPAs to total assets	0.19	0.20	0.24	0.23	0.23		0.19	0.23

AVERAGE BALANCES ($ in millions)
Loans	$8,200	$8,177	$7,993	$7,560	$7,149	15	$8,124	$7,012	16
Investment securities	2,916	2,802	2,870	2,991	2,800	4	2,863	2,799	2
Earning assets	11,320	11,193	11,076	10,735	10,133	12	11,197	9,969	12
Total assets	12,302	12,213	12,111	11,687	10,980	12	12,209	10,788	13
Deposits	9,950	9,978	9,759	9,624	8,913	12	9,896	8,723	13
Shareholders’ equity	1,394	1,370	1,336	1,310	1,193	17	1,367	1,137	20
Common shares - basic (thousands)	79,806	79,753	79,205	76,768	73,151	9	79,588	72,060	10
Common shares - diluted (thousands)	79,818	79,755	79,215	76,768	73,162	9	79,598	72,071	10

AT PERIOD END ($ in millions)
Loans	$8,226	$8,220	$8,184	$7,736	$7,203	14	$8,226	$7,203	14
Investment securities	2,873	2,834	2,731	2,937	2,847	1	2,873	2,847	1
Total assets	12,405	12,386	12,264	11,915	11,129	11	12,405	11,129	11
Deposits	10,229	9,966	9,993	9,808	9,127	12	10,229	9,127	12
Shareholders’ equity	1,402	1,379	1,357	1,303	1,221	15	1,402	1,221	15
Common shares outstanding (thousands)	79,202	79,138	79,123	77,580	73,403	8	79,202	73,403	8

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

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Non-GAAP Performance Measures Reconciliation
Selected Financial Information
	2018			2017		For the Nine Months Ended September 30,
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2018	2017
(in thousands, except per share data)

Expense reconciliation
Expenses (GAAP)	$77,718	$76,850	$73,475	$75,882	$65,674	$228,043	$191,729
Merger-related and other charges	(592)	(2,873)	(2,646)	(7,358)	(3,420)	(6,111)	(7,304)
Expenses - operating	$77,126	$73,977	$70,829	$68,524	$62,254	$221,932	$184,425

Net income (loss) reconciliation
Net income (loss) (GAAP)	$43,682	$39,634	$37,658	$(11,916)	$27,946	$120,974	$79,737
Merger-related and other charges	592	2,873	2,646	7,358	3,420	6,111	7,304
Income tax benefit of merger-related and other charges	(141)	(121)	(628)	(1,165)	(1,147)	(890)	(2,580)
Impact of tax reform on remeasurement of deferred tax asset	—	—	—	38,199	—	—	—
Release of disproportionate tax effects lodged in OCI	—	—	—	—	—	—	3,400
Net income - operating	$44,133	$42,386	$39,676	$32,476	$30,219	$126,195	$87,861

Diluted income (loss) per common share reconciliation
Diluted income (loss) per common share (GAAP)	$0.54	$0.49	$0.47	$(0.16)	$0.38	$1.51	$1.10
Merger-related and other charges	0.01	0.04	0.03	0.08	0.03	0.06	0.06
Impact of tax reform on remeasurement of deferred tax asset	—	—	—	0.50	—	—	—
Release of disproportionate tax effects lodged in OCI	—	—	—	—	—	—	0.05
Diluted income per common share - operating	$0.55	$0.53	$0.50	$0.42	$0.41	$1.57	$1.21

Book value per common share reconciliation
Book value per common share (GAAP)	$17.56	$17.29	$17.02	$16.67	$16.50	$17.56	$16.50
Effect of goodwill and other intangibles	(4.02)	(4.04)	(4.06)	(3.02)	(2.39)	(4.02)	(2.39)
Tangible book value per common share	$13.54	$13.25	$12.96	$13.65	$14.11	$13.54	$14.11

Return on tangible common equity reconciliation
Return on common equity (GAAP)	11.96%	11.20%	11.11%	(3.57)%	9.22%	11.43%	9.26%
Merger-related and other charges	0.13	0.77	0.60	1.86	0.75	0.50	0.55
Impact of tax reform on remeasurement of deferred tax asset	—	—	—	11.44	—	—	—
Release of disproportionate tax effects lodged in OCI	—	—	—	—	—	—	0.39
Return on common equity - operating	12.09	11.97	11.71	9.73	9.97	11.93	10.20
Effect of goodwill and other intangibles	3.72	3.82	3.55	2.20	1.96	3.69	1.87
Return on tangible common equity - operating	15.81%	15.79%	15.26%	11.93%	11.93%	15.62%	12.07%

Return on assets reconciliation
Return on assets (GAAP)	1.41%	1.30%	1.26%	(0.40)%	1.01%	1.32%	0.99%
Merger-related and other charges	0.01	0.09	0.07	0.20	0.08	0.06	0.06
Impact of tax reform on remeasurement of deferred tax asset	—	—	—	1.30	—	—	—
Release of disproportionate tax effects lodged in OCI	—	—	—	—	—	—	0.04
Return on assets - operating	1.42%	1.39%	1.33%	1.10%	1.09%	1.38%	1.09%

Dividend payout ratio reconciliation
Dividend payout ratio (GAAP)	27.78%	30.61%	25.53%	(62.50)%	26.32%	27.81%	25.45%
Merger-related and other charges	(0.51)	(2.31)	(1.53)	12.04	(1.93)	(1.06)	(1.31)
Impact of tax reform on remeasurement of deferred tax asset	—	—	—	74.27	—	—	—
Release of disproportionate tax effects lodged in OCI	—	—	—	—	—	—	(1.00)
Dividend payout ratio - operating	27.27%	28.30%	24.00%	23.81%	24.39%	26.75%	23.14%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	56.82%	57.94%	57.83%	63.03%	59.27%	57.52%	58.81%
Merger-related and other charges	(0.43)	(2.17)	(2.08)	(6.11)	(3.09)	(1.54)	(2.24)
Efficiency ratio - operating	56.39%	55.77%	55.75%	56.92%	56.18%	55.98%	56.57%

Average equity to assets reconciliation
Equity to average assets (GAAP)	11.33%	11.21%	11.03%	11.21%	10.86%	11.19%	10.54%
Effect of goodwill and other intangibles	(2.36)	(2.38)	(2.21)	(1.69)	(1.41)	(2.31)	(1.33)
Average tangible common equity to average assets	8.97%	8.83%	8.82%	9.52%	9.45%	8.88%	9.21%

Tangible common equity to risk-weighted assets reconciliation
Tier 1 capital ratio (Regulatory)	12.25%	11.94%	11.61%	12.24%	12.27%	12.25%	12.27%
Effect of other comprehensive income	(0.68)	(0.57)	(0.50)	(0.29)	(0.13)	(0.68)	(0.13)
Effect of deferred tax limitation	0.30	0.33	0.42	0.51	0.94	0.30	0.94
Effect of trust preferred	(0.26)	(0.34)	(0.34)	(0.36)	(0.24)	(0.26)	(0.24)
Basel III intangibles transition adjustment	—	—	—	(0.05)	(0.04)	—	(0.04)
Tangible common equity to risk-weighted assets	11.61%	11.36%	11.19%	12.05%	12.80%	11.61%	12.80%

Net Interest Revenue

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and borrowed funds) is the single largest component of total revenue. Management seeks to optimize this revenue while balancing interest rate, credit and liquidity risks. Net interest revenue for the third quarter of 2018 was $112 million, compared to $89.8 million for the third quarter of 2017. Taxable equivalent net interest revenue for the third quarter of 2018 was $113 million, which represents an increase of $22.2 million from the same period in 2017. The combination of the larger earning asset base from the Acquisitions, growth in the loan portfolio and a wider net interest margin were responsible for the increase in net interest revenue.

Average interest-earning assets for the third quarter of 2018 increased $1.19 billion, or 12%, from the third quarter of 2017, which was due primarily to the increase in loans. Average loans increased $1.05 billion, or 15%, from the third quarter of last year, which includes the effect of the Acquisitions. The yield on loans increased 77 basis points, reflecting the effect of rising interest rates on the floating rate loans in the portfolio and the acquisition of higher yielding loans from NLFC and FOFN.

Average interest-bearing liabilities of $7.38 billion for the third quarter of 2018 increased $564 million from the third quarter of 2017. Average non-interest-bearing deposits increased $412 million from the third quarter of 2017 to $3.25 billion for the third quarter of 2018. The average cost of interest-bearing liabilities for the third quarter of 2018 was 0.89% compared to 0.53% for the same period in 2017, reflecting higher average rates on interest-bearing deposits and short-term borrowings. Although the fed funds rate has increased 100 basis points since September 30, 2017, United’s cost of interest-bearing deposits has increased only 35 basis points over that same time period, which has contributed to margin expansion and an increase in net interest revenue.

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

For the third quarters of 2018 and 2017, the net interest spread was 3.64% and 3.37%, respectively, while the net interest margin was 3.95% and 3.54%, respectively. The increase in the net interest margin reflects the impact of higher short-term interest rates on floating-rate loans and securities in combination with United’s ability to improve its overall yield on interest-earning assets through growth in the loan portfolio. The resulting increases in interest revenue more than offset the increase in interest expense due to increased pricing on interest-bearing liabilities from the prior year.

For the first nine months of 2018, net interest revenue was $324 million, an increase of $65.4 million, or 25%, from the first nine months of 2017. Similarly, fully taxable equivalent net interest revenue for the first nine months of 2018 was $325 million, an increase of $65.4 million, or 25%, from the first nine months of 2017. Average earning assets increased 12% to $11.2 billion during the first nine months of 2018 compared to the same period a year ago, primarily due to the increase in loans, including the Acquisitions. The yield on earning assets increased 58 basis points to 4.39% in the first nine months of 2018 primarily due to a higher loan yield. The higher loan portfolio yield reflects the effect of rising interest rates and changes in portfolio composition, primarily due to the NLFC acquisition. The rate on interest-bearing liabilities during the first nine months of 2018 increased 28 basis points. The higher yield on interest-earning assets more than offset the higher cost of interest-bearing liabilities and resulted in a 39 basis point increase in the net interest margin from the first nine months of 2017 to the first nine months of 2018.

The following tables show the relationship between interest revenue and expense, and the average amounts of interest-earning assets and interest-bearing liabilities for the periods indicated.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended September 30,

	2018			2017
(dollars in thousands, fully taxable equivalent (FTE))	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$8,199,856	$108,197	5.23%	$7,149,348	$80,301	4.46%
Taxable securities (3)	2,763,461	18,847	2.73	2,695,162	17,204	2.55
Tax-exempt securities (FTE) (1)(3)	152,939	1,417	3.71	105,151	1,098	4.18
Federal funds sold and other interest-earning assets	203,707	751	1.47	183,170	883	1.93
Total interest-earning assets (FTE)	11,319,963	129,212	4.53	10,132,831	99,486	3.90
Noninterest-earning assets:
Allowance for loan losses	(62,322)			(60,098)
Cash and due from banks	123,290			103,477
Premises and equipment	216,775			203,579
Other assets (3)	703,915			599,725
Total assets	$12,301,621			$10,979,514

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$1,874,397	1,901	0.40	$1,863,160	700	0.15
Money market	2,167,031	3,261	0.60	2,170,148	1,953	0.36
Savings	680,640	33	0.02	593,823	34	0.02
Time	1,545,020	3,351	0.86	1,338,786	1,548	0.46
Brokered time deposits	434,182	2,395	2.19	109,811	322	1.16
Total interest-bearing deposits	6,701,270	10,941	0.65	6,075,728	4,557	0.30
Federal funds purchased and other borrowings	50,767	274	2.14	11,313	36	1.26
Federal Home Loan Bank advances	331,413	1,791	2.14	574,404	1,709	1.18
Long-term debt	296,366	3,605	4.83	154,616	2,762	7.09
Total borrowed funds	678,546	5,670	3.32	740,333	4,507	2.42
Total interest-bearing liabilities	7,379,816	16,611	0.89	6,816,061	9,064	0.53
Noninterest-bearing liabilities:
Noninterest-bearing deposits	3,249,218			2,837,378
Other liabilities	278,764			133,212
Total liabilities	10,907,798			9,786,651
Shareholders' equity	1,393,823			1,192,863
Total liabilities and shareholders' equity	$12,301,621			$10,979,514

Net interest revenue (FTE)		$112,601			$90,422
Net interest-rate spread (FTE)			3.64%			3.37%
Net interest margin (FTE) (4)			3.95%			3.54%

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

(3)
Securities available for sale are shown at amortized cost. Pretax unrealized losses of $49.9 million in 2018 and pretax unrealized gains of $12.6 million in 2017 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Nine Months Ended September 30,

	2018			2017
(dollars in thousands, fully taxable equivalent (FTE))	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$8,124,269	$307,981	5.07%	$7,011,962	$227,853	4.34%
Taxable securities (3)	2,712,900	53,399	2.62	2,731,081	52,058	2.54
Tax-exempt securities (FTE) (1)(3)	150,014	4,106	3.65	68,005	2,139	4.19
Federal funds sold and other interest-earning assets	209,836	2,123	1.35	157,582	2,290	1.94
Total interest-earning assets (FTE)	11,197,019	367,609	4.39	9,968,630	284,340	3.81
Non-interest-earning assets:
Allowance for loan losses	(61,259)			(60,971)
Cash and due from banks	138,809			102,529
Premises and equipment	217,339			195,576
Other assets (3)	717,555			582,194
Total assets	$12,209,463			$10,787,958

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$2,009,029	4,317	0.29	$1,907,889	1,932	0.14
Money market	2,203,677	8,019	0.49	2,100,296	4,938	0.31
Savings	671,883	117	0.02	576,927	89	0.02
Time	1,534,823	8,288	0.72	1,292,521	3,499	0.36
Brokered time deposits	298,653	4,612	2.06	106,753	758	0.95
Total interest-bearing deposits	6,718,065	25,353	0.50	5,984,386	11,216	0.25
Federal funds purchased and other borrowings	58,144	772	1.78	22,525	177	1.05
Federal Home Loan Bank advances	392,227	5,551	1.89	616,388	4,603	1.00
Long-term debt	295,966	10,679	4.82	168,271	8,490	6.75
Total borrowed funds	746,337	17,002	3.05	807,184	13,270	2.20
Total interest-bearing liabilities	7,464,402	42,355	0.76	6,791,570	24,486	0.48
Noninterest-bearing liabilities:
Noninterest-bearing deposits	3,178,387			2,738,118
Other liabilities	199,848			121,672
Total liabilities	10,842,637			9,651,360
Shareholders' equity	1,366,826			1,136,598
Total liabilities and shareholders' equity	$12,209,463			$10,787,958

Net interest revenue (FTE)		$325,254			$259,854
Net interest-rate spread (FTE)			3.63%			3.33%
Net interest margin (FTE) (4)			3.88%			3.49%

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

(3)
Securities available for sale are shown at amortized cost. Pretax unrealized losses of $40.4 million in 2018 and pretax unrealized gains of $4.67 million in 2017 are included in other assets for purposes of this presentation.

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

Table 4 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Compared to 2017 Increase (decrease) Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans (FTE)	$12,741	$15,155	$27,896	$39,081	$41,047	$80,128
Taxable securities	444	1,199	1,643	(348)	1,689	1,341
Tax-exempt securities (FTE)	454	(135)	319	2,277	(310)	1,967
Federal funds sold and other interest-earning assets	91	(223)	(132)	639	(806)	(167)
Total interest-earning assets (FTE)	13,730	15,996	29,726	41,649	41,620	83,269

Interest-bearing liabilities:
NOW and interest-bearing demand accounts	4	1,197	1,201	108	2,277	2,385
Money market accounts	(3)	1,311	1,308	254	2,827	3,081
Savings deposits	5	(6)	(1)	16	12	28
Time deposits	270	1,533	1,803	759	4,030	4,789
Brokered deposits	1,597	476	2,073	2,331	1,523	3,854
Total interest-bearing deposits	1,873	4,511	6,384	3,468	10,669	14,137
Federal funds purchased & other borrowings	198	40	238	414	181	595
Federal Home Loan Bank advances	(924)	1,006	82	(2,107)	3,055	948
Long-term debt	1,933	(1,090)	843	5,108	(2,919)	2,189
Total borrowed funds	1,207	(44)	1,163	3,415	317	3,732
Total interest-bearing liabilities	3,080	4,467	7,547	6,883	10,986	17,869

Increase in net interest revenue (FTE)	$10,650	$11,529	$22,179	$34,766	$30,634	$65,400
Provision for Credit Losses

The provision for credit losses is based on management’s evaluation of probable incurred losses in the loan portfolio and unfunded loan commitments and corresponding analysis of the allowance for credit losses at quarter-end. Provision for credit losses was $1.80 million and $7.40 million for the three and nine months ended September 30, 2018, compared to $1.00 million and $2.60 million for the same periods in 2017. The amount of provision recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, sufficient to cover incurred losses in the loan portfolio. In accordance with the accounting guidance for business combinations, there was no allowance for loan losses brought forward on loans acquired from NLFC on February 1, 2018. At September 30, 2018, United included the performing non-impaired loans acquired from NLFC in its general allowance calculation in order to reflect the necessary allowance for incurred losses, which accounted for a majority of the increase in the provision expense. For the nine months ended September 30, 2018, net loan charge-offs as an annualized percentage of average outstanding loans were 0.07% compared to 0.09% for the same period in 2017.

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

Noninterest income

Noninterest income for the third quarter of 2018 was $24.2 million, an increase of $3.61 million, or 18%, compared to the third quarter of 2017. For the nine months ended September 30, 2018, noninterest income totaled $69.9 million, an increase of $3.58 million, or 5%, compared to the same period of 2017. Much of the overall increase in both periods is due to the Acquisitions. The following table presents the components of noninterest income for the periods indicated.

Table 5 - Noninterest Income
(in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Overdraft fees	$3,765	$3,555	$210	6%	$10,897	$10,273	$624	6%
ATM and debit card fees	3,231	2,810	421	15	9,573	13,734	(4,161)	(30)
Other service charges and fees	2,116	1,855	261	14	6,361	5,518	843	15
Service charges and fees	9,112	8,220	892	11	26,831	29,525	(2,694)	(9)
Mortgage loan and related fees	5,262	4,200	1,062	25	15,928	13,435	2,493	19
Brokerage fees	1,525	1,009	516	51	3,598	3,565	33	1
Gains on sales of SBA/USDA loans	2,605	2,806	(201)	(7)	6,784	7,391	(607)	(8)
Customer derivatives	611	554	57	10	2,041	1,808	233	13
Securities gains (losses), net	2	188	(186)		(1,302)	190	(1,492)
Other	5,063	3,596	1,467	41	16,036	10,418	5,618	54
Total noninterest income	$24,180	$20,573	$3,607	18	$69,916	$66,332	$3,584	5

Service charges and fees of $9.11 million for the third quarter of 2018 increased $892,000, or 11%, from the third quarter of 2017, primarily due to the Acquisitions. Service charges and fees for the nine months ended September 30, 2018 decreased $2.69 million, or 9% compared to the same period of 2017. The decrease for the nine months ended is primarily due to the effect of the Durbin Amendment, which took effect for United in the third quarter of 2017 and limited the amount of interchange fees charged on debit card transactions.

Mortgage loan and related fees for the third quarter of 2018 increased $1.06 million, or 25%, from the third quarter of 2017. For the nine months ended September 30, 2018 mortgage loan and related fees increased $2.49 million from the same period of 2017. The increase reflects United’s focus on growing the mortgage business by recruiting new mortgage lenders in key metropolitan markets and an increase in purchase and refinancing activity. In the third quarter of 2018, United closed 1,021 mortgage loans totaling $237 million compared with 848 mortgage loans totaling $193 million in the third quarter of 2017. Year-to-date mortgage production in 2018 amounted to 2,897 loans totaling $688 million, compared to 2,433 loans totaling $548 million for the same period in 2017. United had $164 million and $419 million in home purchase mortgage originations in the third quarter and first nine months of 2018, which accounted for 70% and 62% of mortgage production volume, respectively, compared with $117 million and $351 million, or 60% and 64%, respectively, of production volume for the same periods a year ago.

Brokerage fees for the first nine months of 2018 totaled $3.60 million, flat compared to the same period of 2017. Brokerage fees for the third quarter of 2018 increased 51% compared to the third quarter 2017. The increase primarily relates to the completion of the transition to a new third-party broker dealer, which began in the first quarter of 2018.

In the third quarter and first nine months of 2018, United realized $2.61 million and $6.78 million, respectively, in gains from the sales of the guaranteed portion of Small Business Administration (“SBA”) and United States Department of Agriculture (“USDA”) loans, compared to $2.81 million and $7.39 million in the same periods of 2017. United’s SBA/USDA lending strategy includes selling a portion of the loan production each quarter. In the third quarter and first nine months of 2018, United sold the guaranteed portion of loans in the amount of $35.6 million and $86.3 million, respectively, compared to $29.9 million and $83.6 million, respectively, for the same periods a year ago.

Other noninterest income for the third quarter and first nine months of 2018 was up $1.47 million and $5.62 million, respectively, from the same periods of 2017. Noninterest income from NLFC added approximately $1.29 million and $3.24 million, respectively, to other noninterest income for the third quarter and first nine months of 2018. Other noninterest income for the nine months ended September 30, 2018 also included $533,000 in gains from the prepayment of fixed rate FHLB advances and $1.16 million in gains from the cancellation of interest rate swaps and caps that were serving as economic hedges to protect against rising interest rates.
The securities losses of $1.30 million recognized in the first nine months of 2018 were part of the same balance sheet management activities described above that resulted in the gains from prepayment of FHLB advances and cancellation of the derivative instruments. The gains from those activities and the securities losses are mostly offsetting.

Noninterest Expenses

The following table presents the components of noninterest expenses for the periods indicated.

Table 6 - Noninterest Expenses
(in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	Percent	2018	2017	Amount	Percent
Salaries and employee benefits	$47,146	$38,027	$9,119	24%	$135,384	$112,056	$23,328	21%
Communications and equipment	5,590	4,547	1,043	23	15,071	14,443	628	4
Occupancy	5,779	4,945	834	17	16,939	14,802	2,137	14
Advertising and public relations	1,442	1,026	416	41	4,341	3,347	994	30
Postage, printing and supplies	1,574	1,411	163	12	4,896	4,127	769	19
Professional fees	3,927	2,976	951	32	11,435	8,391	3,044	36
FDIC assessments and other regulatory charges	2,228	2,127	101	5	6,677	4,758	1,919	40
Amortization of core deposit intangibles	1,204	968	236	24	3,764	2,841	923	32
Other	8,236	6,227	2,009	32	23,425	19,660	3,765	19
Total excluding merger-related and other charges	77,126	62,254	14,872	24	221,932	184,425	37,507	20
Merger-related and other charges	115	3,176	(3,061)		4,449	7,060	(2,611)
Amortization of noncompete agreements	477	244	233		1,662	244	1,418
Total noninterest expenses	$77,718	$65,674	$12,044	18	$228,043	$191,729	$36,314	19

Noninterest expenses for the third quarter and first nine months of 2018 totaled $77.7 million and $228 million, respectively, up 18% and 19%, respectively, from the same periods of 2017. Much of the overall increase was due to the Acquisitions.

Salaries and employee benefits for the third quarter and first nine months of 2018 were $47.1 million and $135 million, respectively, up 24% and 21%, respectively, from same periods of 2017. The increase was due to a number of factors including investments in additional staff and new teams to expand Commercial Banking Solutions and other key areas, additional staff resulting from the Acquisitions, incentive accruals, and annual merit-based salary increases awarded in the second quarter of 2018. Full time equivalent headcount totaled 2,300 at September 30, 2018, up from 2,020 at September 30, 2017.

Occupancy expenses increased primarily due to higher depreciation and lease rental charges for the expanded branch network resulting from the Acquisitions. Professional fees for the third quarter and first nine months of 2018 of $3.93 million and $11.4 million increased 32% and 36%, from the same periods of 2017. The increase was due primarily to the Acquisitions, technology related projects, and increased legal fees associated with loan growth.

FDIC assessments and other regulatory charges for the nine months ended September 30, 2018 increased relative to the same period in 2017 due to a larger balance sheet as well as the effect of the higher deposit insurance assessment imposed beginning in the third quarter of 2017 as a result of United’s exceeding the $10 billion asset size threshold.

Amortization of core deposit intangibles of $1.20 million and $3.76 million, respectively, in the third quarter and first nine months of 2018 increased relative to the same periods in 2017 due to the additional amortization resulting from intangibles related to the HCSB and FOFN acquisitions.

Merger-related and other charges for the three months ended September 30, 2018 decreased $3.06 million from the same period of 2017, due to the lack of merger-related activity during the period and gains recognized on the sale of surplus properties of approximately $411,000. In the first nine months of 2018, merger-related and other charges of $4.45 million included these gains offset by expenses primarily consisting of severance, conversion costs, branch closure costs, and legal and professional fees. Merger-related and other charges for the third quarter of 2017 of $3.18 million consisted of merger costs of $2.04 million and impairment charges on surplus properties of $1.14 million. In the first nine months of 2017, merger-related and other charges of $7.06 million included these costs as well as executive retirement costs, severance, branch closure costs and technology equipment write offs.

Income Taxes

The income tax provision for the three and nine months ended September 30, 2018 was $13.1 million and $37.4 million, respectively, which represents an effective tax rate of 23.1% and 23.6% respectively, for each period. The income tax provision for the three and nine months ended September 30, 2017 was $15.7 million and $50.7 million, respectively, which represents an effective tax rate of 36.0% and 38.9%, respectively, for each period. The effective tax rates for the third quarter and first nine months of 2018 reflect the lower federal income tax rate enacted following the passage of the Tax Act in the fourth quarter of 2017. The income tax provision for the first nine months of 2018 also included $509,000 of additional tax expense caused by the partial impairment of United’s net deferred tax asset as a result of the announcement that Georgia has elected to lower its corporate income tax rate from 6.00% to 5.75% effective January 1, 2019. The effective tax rate in the first nine months of 2017 was affected by the release of disproportionate tax effects in the first quarter of 2017.

At September 30, 2018 and December 31, 2017, United maintained a valuation allowance on its net deferred tax asset of $4.85 million and $4.41 million, respectively. Management assesses the valuation allowance recorded against its net deferred tax asset at each reporting period. The determination of whether a valuation allowance for its net deferred tax asset is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management’s conclusion at September 30, 2018 that it was more likely than not that the net deferred tax asset of $76.9 million will be realized is based upon management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts that consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, the valuation allowance may need to be increased for some or all of its net deferred tax asset.

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

Balance Sheet Review

Total assets at September 30, 2018 and December 31, 2017 were $12.4 billion and $11.9 billion, respectively. Average total assets for the third quarter and first nine months of 2018 were $12.3 billion and $12.2 billion, respectively, up from $11.0 billion and $10.8 billion, respectively, in the third quarter and first nine months of 2017.

The following table presents a summary of the loan portfolio.

Table 7 - Loans Outstanding
(in thousands)

	September 30, 2018	December 31, 2017
By Loan Type
Owner occupied commercial real estate	$1,673,279	$1,923,993
Income producing commercial real estate	1,787,888	1,595,174
Commercial & industrial	1,193,640	1,130,990
Commercial construction	761,571	711,936
Equipment financing	508,651	—
Total commercial	5,925,029	5,362,093
Residential mortgage	1,034,962	973,544
Home equity lines of credit	702,279	731,227
Residential construction	197,845	183,019
Consumer direct	124,064	127,504
Indirect auto	242,287	358,185
Total loans	$8,226,466	$7,735,572

As a percentage of total loans:
Owner occupied commercial real estate	20%	25%
Income producing commercial real estate	22	21
Commercial & industrial	15	15
Commercial construction	9	9
Equipment financing	6	—
Total commercial	72	70
Residential mortgage	13	13
Home equity lines of credit	9	9
Residential construction	2	2
Consumer direct	1	2
Indirect auto	3	4
Total	100%	100%

By Geographic Location
North Georgia	$992,016	$1,018,945
Atlanta MSA	1,492,670	1,510,067
North Carolina	1,078,147	1,049,592
Coastal Georgia	609,568	629,919
Gainesville MSA	234,828	248,060
East Tennessee	460,592	474,515
South Carolina	1,586,043	1,485,632
Commercial Banking Solutions	1,530,315	960,657
Indirect auto	242,287	358,185
Total loans	$8,226,466	$7,735,572

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, North Carolina, South Carolina and Tennessee, including customers who have a seasonal residence in United’s market areas, or are generated by the Commercial Banking Solutions division that focuses on specific commercial loan businesses, such as equipment financing and SBA and franchise lending. Approximately 75% of United’s loans are secured by real estate. Total loans averaged $8.20 billion in the third quarter of 2018, compared with $7.15 billion in the third quarter of 2017, an increase of 15% due in part to the Acquisitions. At September 30, 2018, total loans were $8.23 billion, an increase of $491 million from December 31, 2017, of which $358 million came through the acquisition of NLFC.

United’s home equity lines generally require the payment of interest only for a set period after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both principal and interest. At September 30, 2018 and December 31, 2017, the funded portion of home equity lines totaled $702 million and $731 million, respectively. Approximately 3% of the home equity lines at September 30, 2018 were amortizing. Of the $702 million in balances outstanding at September 30, 2018, $423 million, or 60%, were secured by first liens. At September 30, 2018, 52% of the total available home equity lines were drawn upon.

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

The table below presents performing classified loans for the last five quarters.

Table 8 - Performing Classified Loans
(in thousands)

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
By Category
Owner occupied commercial real estate	$38,601	$42,169	$42,096	$41,467	$37,147
Income producing commercial real estate	24,170	26,120	24,984	30,061	20,922
Commercial & industrial	21,509	17,820	11,003	11,879	10,740
Commercial construction	8,012	10,102	8,422	8,264	6,213
Equipment financing	274	820	414	—	—
Total commercial	92,566	97,031	86,919	91,671	75,022
Residential mortgage	13,582	14,970	14,824	15,323	15,914
Home equity	4,818	5,117	5,491	6,055	5,603
Residential construction	1,397	1,567	1,506	1,837	1,754
Consumer direct	416	498	1,142	515	508
Indirect auto	1,704	1,291	1,498	1,760	1,685
Total	$114,483	$120,474	$111,380	$117,161	$100,486

By Market
North Georgia	$23,540	$25,417	$26,243	$30,952	$30,049
Atlanta MSA	13,410	13,640	12,145	9,358	9,936
North Carolina	18,315	24,886	27,186	30,670	11,341
Coastal Georgia	3,214	3,550	3,075	3,322	2,791
Gainesville MSA	950	966	662	750	456
East Tennessee	11,783	12,737	12,402	10,953	10,620
South Carolina	28,533	22,841	26,800	27,212	31,123
Commercial Banking Solutions	13,034	15,146	1,369	2,184	2,485
Indirect auto	1,704	1,291	1,498	1,760	1,685
Total loans	$114,483	$120,474	$111,380	$117,161	$100,486

At September 30, 2018, performing classified loans totaled $114 million, which represents a decrease of $5.99 million from the prior quarter-end.

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

The following table presents a summary of the changes in the allowance for credit losses for the periods indicated.

Table 9 - Allowance for Credit Losses
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Allowance for loan and lease losses at beginning of period	$61,071	$59,500	$58,914	$61,422
Charge-offs:
Owner occupied commercial real estate	—	100	67	283
Income producing commercial real estate	375	1,235	2,685	2,335
Commercial & industrial	660	329	1,277	1,143
Commercial construction	24	206	440	769
Equipment financing	700	—	862	—
Residential mortgage	235	396	417	1,069
Home equity lines of credit	426	321	761	1,216
Residential construction	32	57	40	127
Consumer direct	643	475	1,846	1,374
Indirect auto	228	333	1,043	1,066
Total loans charged-off	3,323	3,452	9,438	9,382
Recoveries:
Owner occupied commercial real estate	251	144	939	501
Income producing commercial real estate	375	76	842	123
Commercial & industrial	242	529	848	1,141
Commercial construction	66	320	322	912
Equipment financing	218	—	386	—
Residential mortgage	66	83	290	200
Home equity lines of credit	147	265	372	485
Residential construction	195	21	326	153
Consumer direct	244	314	599	716
Indirect auto	53	65	188	214
Total recoveries	1,857	1,817	5,112	4,445
Net charge-offs	1,466	1,635	4,326	4,937
Provision for loan and lease losses	1,335	740	6,352	2,120
Allowance for loan and lease losses at end of period	60,940	58,605	60,940	58,605

Allowance for unfunded commitments at beginning of period	2,895	2,222	2,312	2,002
Provision for losses on unfunded commitments	465	260	1,048	480
Allowance for unfunded commitments at end of period	3,360	2,482	3,360	2,482
Allowance for credit losses	$64,300	$61,087	$64,300	$61,087

Total loans and leases:
At period-end	$8,226,466	$7,202,937	$8,226,466	$7,202,937
Average	8,199,856	7,149,348	8,124,269	7,011,962
Allowance for loan and lease losses as a percentage of period-end loans and leases	0.74%	0.81%	0.74%	0.81%
As a percentage of average loans (annualized):
Net charge-offs	0.07	0.09	0.07	0.09
Provision for loan and lease losses	0.06	0.04	0.10	0.04

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

The allowance for credit losses, which includes a portion related to unfunded commitments, totaled $64.3 million at September 30, 2018, compared with $61.2 million at December 31, 2017. At September 30, 2018, the allowance for loan losses was $60.9 million, or 0.74% of loans, compared with $58.9 million, or 0.76% of total loans, at December 31, 2017.

Management believes that the allowance for credit losses at September 30, 2018 reflects the probable incurred losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if management’s assessment of loan quality or collateral values change substantially with respect to one or more loan relationships or portfolios. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for credit losses in future periods if, in their opinion, the results of their review warrant such additions.

Nonperforming Assets

The table below summarizes nonperforming assets.

Table 10 - Nonperforming Assets
(in thousands)

	September 30, 2018	December 31, 2017
Nonperforming loans	$22,530	$23,658
Foreclosed properties/other real estate owned ("OREO")	1,336	3,234

Total nonperforming assets	$23,866	$26,892

Nonperforming loans as a percentage of total loans and leases	0.27%	0.31%
Nonperforming assets as a percentage of total loans and OREO	0.29	0.35
Nonperforming assets as a percentage of total assets	0.19	0.23

At September 30, 2018, nonperforming loans were $22.5 million compared to $23.7 million at December 31, 2017. Nonperforming assets, which include nonperforming loans and foreclosed real estate, totaled $23.9 million at September 30, 2018 and $26.9 million at December 31, 2017.

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

Purchased credit impaired (“PCI”) loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period covered loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at September 30, 2018 or December 31, 2017 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

The following table summarizes nonperforming assets by category and market as of the dates indicated.

Table 11 - Nonperforming Assets by Category and Market
(in thousands)

	September 30, 2018			December 31, 2017
	Nonaccrual Loans	Foreclosed Properties	Total NPAs	Nonaccrual Loans	Foreclosed Properties	Total NPAs
BY CATEGORY
Owner occupied commercial real estate	$4,884	$183	$5,067	$4,923	$1,955	$6,878
Income producing commercial real estate	1,194	156	1,350	3,208	244	3,452
Commercial & industrial	1,516	—	1,516	2,097	—	2,097
Commercial construction	825	522	1,347	758	884	1,642
Equipment financing	1,181	—	1,181	—	—	—
Total commercial	9,600	861	10,461	10,986	3,083	14,069
Residential mortgage	8,928	424	9,352	8,776	136	8,912
Home equity lines of credit	2,814	—	2,814	2,024	15	2,039
Residential construction	455	51	506	192	—	192
Consumer direct	105	—	105	43	—	43
Indirect auto	628	—	628	1,637	—	1,637
Total NPAs	$22,530	$1,336	$23,866	$23,658	$3,234	$26,892

BY MARKET
North Georgia	$7,170	$361	$7,531	$7,310	$94	$7,404
Atlanta MSA	1,778	132	1,910	1,395	279	1,674
North Carolina	3,690	480	4,170	4,543	1,213	5,756
Coastal Georgia	1,498	—	1,498	2,044	20	2,064
Gainesville MSA	212	—	212	739	—	739
East Tennessee	1,403	128	1,531	1,462	—	1,462
South Carolina	3,280	235	3,515	3,433	1,059	4,492
Commercial Banking Solutions	2,871	—	2,871	1,095	569	1,664
Indirect auto	628	—	628	1,637	—	1,637
Total NPAs	$22,530	$1,336	$23,866	$23,658	$3,234	$26,892

At September 30, 2018 and December 31, 2017, United had $55.2 million and $58.1 million, respectively, in loans with terms that have been modified in TDRs. Included therein were $7.15 million and $5.50 million, respectively, of TDRs that were classified as nonaccrual and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $48.0 million and $52.6 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At September 30, 2018 and December 31, 2017, there were $57.4 million and $62.3 million, respectively, of loans classified as impaired under the definition outlined in the Accounting Standards Codification, including TDRs which are by definition considered impaired. Included in impaired loans at September 30, 2018 and December 31, 2017 was $21.6 million and $9.37 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value. The remaining balance of impaired loans at September 30, 2018 and December 31, 2017 of $35.8 million and $52.9 million, respectively, had specific reserves that totaled $2.39 million and $3.26 million, respectively. The average recorded investment in impaired loans for the third quarters of 2018 and 2017 was $58.5 million and $84.2 million, respectively. For the nine months ended September 30, 2018 and 2017, the average recorded investment in impaired loans was $61.0 million and $84.2 million, respectively. For the three and nine months ended September 30, 2018, United recognized $802,000 and $2.28 million, respectively, in interest revenue on impaired loans compared to $931,000 and $2.89 million, respectively, for the same periods of the prior year.

The table below summarizes activity in nonperforming assets for the periods indicated.

Table 12 - Activity in Nonperforming Assets
(in thousands)

	Third Quarter 2018			Third Quarter 2017
	Nonaccrual Loans	Foreclosed Properties	Total NPAs	Nonaccrual Loans	Foreclosed Properties	Total NPAs
Beginning Balance	$21,817	$2,597	$24,414	$23,095	$2,739	$25,834
Acquisitions	—	—	—	20	805	825
Loans placed on non-accrual	5,759	—	5,759	7,964	—	7,964
Payments received	(3,095)	—	(3,095)	(5,192)	—	(5,192)
Loan charge-offs	(1,588)	—	(1,588)	(2,159)	—	(2,159)
Foreclosures	(363)	454	91	(807)	683	(124)
Property sales	—	(1,659)	(1,659)	—	(1,295)	(1,295)
Write downs	—	(166)	(166)	—	(236)	(236)
Net gains on sales	—	110	110	—	40	40
Ending Balance	$22,530	$1,336	$23,866	$22,921	$2,736	$25,657

	First Nine Months of 2018			First Nine Months of 2017
	Nonaccrual Loans	Foreclosed Properties	Total NPAs	Nonaccrual Loans	Foreclosed Properties	Total NPAs
Beginning Balance	$23,658	$3,234	$26,892	$21,539	$7,949	$29,488
Acquisitions	428	—	428	20	805	825
Loans placed on non-accrual	16,834	—	16,834	19,246	—	19,246
Payments received	(11,943)	—	(11,943)	(11,193)	—	(11,193)
Loan charge-offs	(4,803)	—	(4,803)	(5,015)	—	(5,015)
Foreclosures	(1,644)	2,063	419	(1,676)	1,725	49
Property sales	—	(3,645)	(3,645)	—	(7,076)	(7,076)
Write downs	—	(344)	(344)	—	(1,010)	(1,010)
Net gains on sales	—	28	28	—	343	343
Ending Balance	$22,530	$1,336	$23,866	$22,921	$2,736	$25,657

Foreclosed property is initially recorded at fair value, less estimated costs to sell. If the fair value, less estimated costs to sell, at the time of foreclosure is less than the loan balance, the deficiency is charged against the allowance for loan losses. If the lesser of fair value, less estimated costs to sell, or the listed selling price, less the costs to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to foreclosed property expense. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. During the third quarter of 2018, United transferred $454,000 of loans into foreclosed property through foreclosures. During the same period, proceeds from sales of foreclosed property were $1.66 million.

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

At September 30, 2018 and December 31, 2017, United had securities held-to-maturity with a carrying amount of $286 million and $321 million, respectively, and securities available-for-sale totaling $2.59 billion and $2.62 billion, respectively. At September 30, 2018 and December 31, 2017, the securities portfolio represented approximately 23% and 25%, respectively, of total assets.

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

Management evaluates its securities portfolio each quarter to determine if any security is considered to be other than temporarily impaired. In making this evaluation, management considers its ability and intent to hold securities to recover current market losses. Losses on United’s fixed income securities at September 30, 2018 primarily reflect the effect of changes in interest rates. United did not recognize any other than temporary impairment losses on its investment securities during the three and nine months ended September 30, 2018 or 2017.

At September 30, 2018 and December 31, 2017, 13% and 15%, respectively, of the securities portfolio was invested in floating-rate securities or fixed-rate securities that were swapped to floating rates in order to manage exposure to rising interest rates.

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

Deposits

Total customer deposits, excluding brokered deposits, as of September 30, 2018 were $9.68 billion, compared to $9.44 billion at December 31, 2017. Total core transaction deposits (demand, NOW, money market and savings deposits, excluding public funds deposits) of $7.01 billion at September 30, 2018 increased $245 million since December 31, 2017. United’s high level of service, as evidenced by its strong customer satisfaction scores, has been instrumental in attracting and retaining core transaction deposit accounts.

Borrowing Activities

The Bank is a shareholder in the Federal Home Loan Bank of Atlanta (“FHLB”). Through this affiliation, FHLB secured advances totaled $300 million and $505 million, respectively, as of September 30, 2018 and December 31, 2017. United anticipates continued use of this short and long-term source of funds. Additional information regarding FHLB advances is provided in Note 13 to the consolidated financial statements included in United’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Table 13 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	September 30, 2018		December 31, 2017
Change in Rates	Shock	Ramp	Shock	Ramp
100 basis point increase	(0.12)%	(0.64)%	0.11%	(0.33)%
100 basis point decrease	(5.08)	(2.87)	(7.37)	(6.24)

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

United has discretion in the extent and timing of deposit re-pricing depending upon the competitive pressures in the markets in which it operates. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. The interest rate spread between an asset and its supporting liability can vary significantly even when the timing of re-pricing for both the asset and the liability remains the same, due to the two instruments re-pricing according to different indices. This is commonly referred to as basis risk.

Derivative financial instruments are used to manage interest rate sensitivity. These contracts generally consist of interest rate swaps under which United pays a variable rate (or fixed rate, as the case may be) and receives a fixed rate (or variable rate, as the case may be). In addition, investment securities and wholesale funding strategies are used to manage interest rate risk.

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

From time to time, United will terminate hedging positions when conditions change and the position is no longer necessary to manage overall sensitivity to changes in interest rates. In those situations where the terminated contract was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the contract, the resulting gain or loss is amortized over the remaining life of the original contract. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization. United expects that $279,000 will be reclassified as an increase to interest expense from other comprehensive income over the next twelve months related to these terminated cash flow hedges.

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

Liquidity Management

Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the ability to meet the daily cash flow requirements of customers, both depositors and borrowers. The primary objective is to ensure that sufficient funding is available, at a reasonable cost, to meet ongoing operational cash needs and to take advantage of revenue producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, it is the primary goal of United to maintain a sufficient level of liquidity in all expected economic environments. To assist in determining the adequacy of its liquidity, United performs a variety of liquidity stress tests. United maintains an unencumbered liquid asset reserve to help ensure its ability to meet its obligations under normal conditions for at least a 12-month period and under severely adverse liquidity conditions for a minimum of 30 days.

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

At September 30, 2018, United had cash and cash equivalent balances of $312 million and had sufficient qualifying collateral to increase FHLB advances by $929 million and Federal Reserve discount window borrowing capacity of $1.40 billion. United also has the ability to raise substantial funds through brokered deposits. In addition to these wholesale sources, United has the ability to attract retail deposits by competing more aggressively on pricing.

As disclosed in the consolidated statement of cash flows, net cash provided by operating activities was $200 million for the nine months ended September 30, 2018. Net income of $121 million for the nine-month period included non-cash expenses for the following: deferred income tax expense of $36.3 million, depreciation, amortization and accretion of $24.5 million, provision expense of $7.40 million and stock-based compensation expense of $4.08 million. Other sources of cash from operating activities included an increase in accrued expenses and other liabilities of $17.6 million and a decrease in mortgage loans held for sale of $8.00 million, partially offset by an increase in other assets and accrued interest receivable of $13.5 million. Net cash used in investing activities of $170 million consisted primarily of $425 million in purchases of securities available for sale, cash paid for acquisitions of $56.8 million and a net increase in loans of $123 million. These uses of cash were partially offset by maturities and calls and proceeds from the sale of investment securities available for sale of $250 million and $157 million, respectively. Net cash used in financing activities of $32.3 million consisted primarily of a net decrease in short-term borrowings of $265 million, a net decrease in FHLB advances of $204 million, cash dividends of $29.6 million and repayments of long-term debt of $53.5 million. These uses of cash were partially offset by a net increase in deposits of $423 million and issuance of subordinated debt of $98.2 million. In the opinion of management, United’s liquidity position at September 30, 2018, was sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

Shareholders’ equity at September 30, 2018 was $1.40 billion, an increase of $98.5 million from December 31, 2017 due to shares issued for the NLFC acquisition plus year-to-date earnings less dividends declared, partially offset by a decrease in the value of available-for-sale securities. Accumulated other comprehensive loss, which includes unrealized gains and losses on securities available-for-sale, the unrealized gains and losses on derivatives qualifying as cash flow hedges and unamortized prior service cost and actuarial gains and losses on United’s modified retirement plan, is excluded in the calculation of regulatory capital adequacy ratios.

The following table shows United’s capital ratios, as calculated under applicable regulatory guidelines, at September 30, 2018 and December 31, 2017. As of September 30, 2018, capital levels remained characterized as “well-capitalized” under the Basel III Capital Rules in effect at the time.

Table 14 – Capital Ratios
(dollars in thousands)

	Basel III Guidelines		United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum	Well Capitalized	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Risk-based ratios:
Common equity tier 1 capital	4.5%	6.5%	11.99%	11.98%	13.74%	12.93%
Tier 1 capital	6.0	8.0	12.25	12.24	13.74	12.93
Total capital	8.0	10.0	14.15	13.06	14.43	13.63
Leverage ratio	4.0	5.0	9.46	9.44	10.60	9.98

Common equity tier 1 capital			$1,111,256	$1,053,983	$1,269,814	$1,135,728
Tier 1 capital			1,135,506	1,076,465	1,269,814	1,135,728
Total capital			1,311,434	1,149,191	1,334,114	1,196,954
Risk-weighted assets			9,266,389	8,797,387	9,244,072	8,781,177
Average total assets			12,003,855	11,403,248	11,978,337	11,385,716

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI.” Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2018 and 2017.

Table 15 - Stock Price Information

	2018				2017
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume
First quarter	$33.60	$27.73	$31.65	529,613	$30.47	$25.29	$27.69	459,018
Second quarter	34.18	30.52	30.67	402,230	28.57	25.39	27.80	402,802
Third quarter	31.93	27.82	27.89	414,541	29.02	24.47	28.54	365,102
Fourth quarter					29.60	25.76	28.14	365,725

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in United’s market risk as of September 30, 2018 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2017. The interest rate sensitivity position at September 30, 2018 is included in Table 13 in management’s discussion and analysis of this report.

Item 4.    Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of United’s disclosure controls and procedures as of September 30, 2018. Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares repurchased during the third quarter of 2018.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2018 - July 31, 2018	—	—	—	36,342
August 1, 2018 - August 31, 2018	—	—	—	36,342
September 1, 2018 - September 30, 2018	—	—	—	36,342
Total	—	$—	—	$36,342

(1) On March 22, 2016, United announced that its Board of Directors had authorized a program to repurchase up to $50 million of United’s outstanding common stock through December 31, 2017. In November 2017, the Board of Directors extended this program through December 31, 2018. Under the program, the shares may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program depends on a number of factors, including the market price of United’s common stock, general market and economic conditions, and applicable legal requirements. As of September 30, 2018, the remaining authorization was $36.3 million. In November of 2018, the Board of Directors authorized an increase in the repurchase program to $50 million, as well as an extension through December 31, 2019.

Item 3. Defaults upon Senior Securities – None

Item 4. Mine Safety Disclosures – None

Item 5. Other Information – None

Item 6. Exhibits

Exhibit No.	Description

10.1	Form of Restricted Stock Unit Award Agreement subject to Performance-Based Vesting for Key Employees

31.1
Certification by H. Lynn Harton, President and Chief Executive Officer of United Community Banks, Inc., pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Jefferson L. Harralson
Jefferson L. Harralson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Alan H. Kumler
Alan H. Kumler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: November 8, 2018