Form 10-K
period 2018-12-31
UNITED COMMUNITY BANKS INC
filed 2019-02-27
CIK 857855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

Commission File Number 001-35095

UNITED COMMUNITY BANKS, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-1807304
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 Highway 515 East, Blairsville, Georgia	30512
Address of Principal Executive Offices	(Zip Code)
Registrant’s telephone number, including area code: (706) 781-2265

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $1.00 par value

Name of exchange on which registered: Nasdaq Global Select

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Sections 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,411,814,691 (based on shares held by non-affiliates at $30.67 per share, the closing stock price on the Nasdaq stock market on June 29, 2018).

As of January 31, 2019, 79,256,160 shares of common stock were issued and outstanding. Also outstanding were presently exercisable options to acquire 45,613 shares and 9,712,687 shares issuable under United Community Banks, Inc.’s deferred compensation plan.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated herein into Part III by reference.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements are not statements of historical fact and generally can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “could”, “should”, “projects”, “plans”, “goal”, “targets”, “potential”, “estimates”, “pro forma”, “seeks”, “intends”, or “anticipates”, or the negative thereof or comparable terminology. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions or events, and statements about the future performance, operations, products and services of United Community Banks, Inc. and its subsidiaries (“United”). We caution our shareholders and other readers not to place undue reliance on such statements. Forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results. Such risks, uncertainties and assumptions include, but are not limited to:

•	the condition of the general business and economic environment, banking system and financial markets;

•	strategic, market, operational, liquidity and interest rate risks associated with our business;

•
changes in the interest rate environment, including interest rate changes made by the Federal Reserve, as well as cash flow reassessments may reduce net interest margin and/or the volumes and values of loans made or held as well as the value of other financial assets;

•	our lack of geographic diversification and the success of the local economies in which we operate;

•	risks with respect to our ability to successfully expand and complete acquisitions and integrate businesses and operations that are acquired;

•	our ability to attract and retain key employees;

•	competition from financial institutions and other financial service providers including financial technology providers;

•	losses due to fraudulent and negligent conduct of our customers, third party service providers or employees;

•	cybersecurity risks that could adversely affect our business and financial performance or reputation;

•	our reliance on third parties to provide key components of our business infrastructure and services required to operate our business;

•	the risk that we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services market;

•	legislative, regulatory or accounting changes that may adversely affect us;

•	changes in the securities markets;

•	changes in the allowance for loan losses resulting from the adoption and implementation of the new Current Expected Credit Loss (“CECL”) methodology;

•	the costs and effects of litigation, examinations, investigations, or similar matters, or adverse facts and developments related thereto;

•	the risk that Federal Tax Reform could have an adverse impact on our business or our customers, including with respect to demand and pricing for our loan products;

•	possible regulatory or judicial proceedings, board resolutions, informal memorandums of understanding or formal enforcement actions imposed by regulators;

•	the risk that our allowance for loan losses may not be sufficient to cover our actual loan losses; and

•	limitations on our ability to receive dividends from our subsidiaries which would affect our liquidity, including our ability to pay dividends or take other capital actions.

A more detailed description of these and other risks is contained in “Item 1A. Risk Factors” below. Many of such factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise. Additional information with respect to factors that may cause actual results to differ materially from those contemplated by such forward-looking statements may also be included in other reports that United files with the Securities and Exchange Commission (the “SEC”). United cautions that the foregoing list of factors is not exclusive. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I
Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “United Community Banks,” or “United” as used herein refer to United Community Banks, Inc. (the “Holding Company”) and its subsidiaries, including United Community Bank, which we sometimes refer to as “the Bank,” “our bank subsidiary” or “our bank” and its other subsidiaries. References herein to the fiscal years 2014, 2015, 2016, 2017 and 2018 mean our fiscal years ended December 31, 2014, 2015, 2016, 2017 and 2018, respectively.

ITEM 1.    BUSINESS.

Overview

We are a bank holding company with $12.6 billion in assets as of December 31, 2018. We were incorporated in 1987 and began operations in 1988 in the state of Georgia by acquiring the capital stock of the Bank, a Georgia state-chartered bank that opened in 1950. We have since grown through a combination of acquisitions and strategic growth throughout the Georgia, South Carolina, North Carolina and Tennessee markets. As of December 31, 2018, we had 2,312 full-time equivalent employees.

We provide a wide array of commercial and consumer banking services and investment advisory services to our customers. Our business model combines the commitment to exceptional customer service of a local bank with the products and expertise of a larger institution. This combination of service and expertise, in our view, sets us apart and is instrumental in our model to build long-term relationships. We operate as a locally-focused community bank, supplemented by experienced, centralized support to deliver products and services to our larger, more complex, customers. Our organizational structure reflects these strengths, with local leaders for each market and market advisory boards operating in partnership with the product experts of our Commercial Banking Solutions unit. Our United States Small Business Administration / United States Department of Agriculture (“SBA/USDA”) lending and equipment finance businesses operate both in our geographic footprint and nationally. We offer a full range of retail, commercial and corporate banking services, including checking, savings and time deposit accounts, secured and unsecured loans, mortgage loans, payment services, wire transfers, brokerage and advisory services and other related financial services.

Our revenue is primarily derived from interest on and fees received in connection with the loans we make and from interest and dividends from our investment securities and short-term investments. The principal sources of funds for our lending activities are customer deposits, repayment of loans, and the sale and maturity of investment securities. Our principal expenses are interest paid on deposits and operating and general administrative expenses.
Lending Activities

We offer a range of lending services, including real estate, consumer and commercial loans, to individuals, small businesses, mid-sized commercial businesses and non-profit organizations. We also originate loans partially guaranteed by the SBA and to a lesser extent by the USDA loan programs. Our consolidated loans at December 31, 2018 were $8.38 billion, or 67%, of total consolidated assets. The interest rates charged on loans vary with the degree of risk, maturity and amount of the loan, and are further subject to competitive pressures, deposit costs, availability of funds and government regulations.

The most significant categories of our loans are those to finance owner occupied real estate, commercial income property, commercial and industrial equipment and operating loans, and consumer loans secured by personal residences. A majority of our loans are made on a secured basis.

Substantially all of our loans are to customers located in the immediate market areas of our banking locations in Georgia, South Carolina, North Carolina and Tennessee, including customers who have a seasonal residence in United’s market areas. A portion of our SBA/USDA, franchise and equipment finance businesses originate loans on a national basis, with a significant amount of those loans to customers outside of our immediate market areas.

Our full-service retail mortgage lending division, United Community Mortgage Services (“UCMS”), is approved as a seller/servicer for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and provides fixed and adjustable-rate home mortgages. During 2018, the Bank originated $891 million in residential mortgage loans for the purchase of homes and to refinance existing mortgage debt. The majority of these mortgages were sold into the secondary market without recourse to us, other than for breaches of warranties. We retain the servicing on most of our mortgage loans originated and sold since 2016. At December 31, 2018, our servicing portfolio included $1.21 billion of loans that we no longer own but service for others.

Our credit organization provides each lending officer with written guidelines for lending activities, and limited lending authority is delegated to lending officers. Loans in excess of individual officer credit authority must be approved by a senior officer with sufficient approval authority delegated by our credit organization or by our Senior Credit Committee.

Our Regional Credit Officers and Senior Credit Officers provide credit approval and portfolio administration support for our commercial lending operations as needed. Our Regional Credit Officers have lending authority set by our Chief Credit Officer based on characteristics of the markets they serve. For commercial loans less than $250,000, we use a centralized small business lending/underwriting department.

We have a centralized consumer credit center that provides underwriting, regulatory disclosure and document preparation for all consumer loan requests originated by our lenders. Applications are processed through an automated loan origination software platform and approved by credit center underwriters.

Our Loan Review Department reviews, or engages an independent third party to review, our loan portfolio on an ongoing basis to identify any weaknesses in the portfolio and to assess the general quality of credit underwriting. The results of such reviews are presented to our executive management and the Risk Committee of the Board of Directors.
For additional information regarding our lending activity, see the section captioned “Loans” in the “Balance Sheet Review” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Deposit Activities

Deposits are the major source of our funds for lending and other investment activities. We offer our customers a variety of deposit products, including checking accounts, savings accounts, money market accounts and other deposit accounts, through multiple channels, including our network of full-service branches and our online, mobile and telephone banking platforms. We consider the majority of our regular savings, demand, negotiable order of withdrawal (“NOW”) and money market deposit accounts to be core deposits. Generally, we attempt to maintain the rates paid on our deposits at a competitive level. We generate the majority of our deposits from customers in our local markets. For additional information regarding our deposit accounts, see the section captioned “Deposits” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Investments

We use our investment portfolio to provide for the investment of excess funds at acceptable risks levels while providing liquidity to fund loan demand or to offset fluctuations in deposits. Our portfolio consists primarily of residential and commercial mortgage-backed securities and U.S. Department of the Treasury (“U. S. Treasury”) and agency and municipal obligations. Most of the securities are classified by us as available-for-sale and recorded on our balance sheet at market value at each balance sheet date. Any change in market value on available-for-sale securities is recorded directly in our shareholders’ equity account and is not recognized in our income statement unless the security is sold or unless it is impaired and the impairment is other than temporary.

Insurance, Merchant Services and Wealth Management

We own two captive insurance subsidiaries, United Community Risk Management Services, Inc., which provides risk management services for us and our subsidiaries, and NLFC Reinsurance Ltd., which provides reinsurance on a property insurance contract covering equipment financed by our equipment financing division.

We provide payment processing services for our commercial and small business customers through United Community Payment Systems, LLC (“UCPS”). UCPS is a joint venture between the Bank and Security Card Services, LLC, a merchant services provider headquartered in Oxford, Mississippi and owned by First Data Corporation.

We generate fee revenue through the sale of non-deposit investment products and insurance products, including life insurance, long-term care insurance and tax-deferred annuities, to our customers. Those products are sold by employees who are licensed financial advisors doing business as United Community Advisory Services. We have an affiliation with a third party broker/dealer, LPL Financial, to facilitate this line of business.

Competition

We compete in the highly competitive banking and financial services industry. Our profitability depends principally on our ability to effectively compete in the markets in which we conduct business.

We experience strong competition from both bank and non-bank competitors. Broadly speaking, we compete with national banks, super-regional banks, smaller community banks and non-traditional internet-based banks. In addition, we compete with other financial intermediaries and investment alternatives such as mortgage companies, credit card issuers, leasing companies, finance companies, money market mutual funds, brokerage firms, governmental and corporation bond issuers, and other securities firms. Many of these non-bank competitors are not subject to the same regulatory oversight, affording them a competitive advantage in some instances. In many cases, our competitors have substantially greater resources and offer certain services that we are unable to provide to our customers.

We encounter strong pricing competition in providing our services. Additionally, other banks offer different products or services from those that we provide. The larger national and super-regional banks may have significantly greater lending limits and may offer additional products than we are capable of providing. We attempt to compete successfully with our competitors, regardless of their size, by emphasizing customer service while continuing to provide a wide variety of services.

We expect competition in the industry to continue to increase mainly as a result of the improvement in financial technology used by both existing and new banking and financial services firms. Competition may further intensify as additional companies enter the markets where we conduct business, competitors combine to present more formidable challengers and we enter mature markets in accordance with our expansion strategy.

Acquisitions and Expansion

We look to expand into attractive markets where we believe our operating model will be successful. We have entered new markets and expanded our product offerings both by establishing new branches and service locations and selective acquisitions of existing market participants. We have developed a number of commercial lending businesses organically, which provide local commercial real estate, middle market, senior living, renewable energy, builder finance and asset-based lending services. We generally seek merger or acquisition partners that share a similar culture and commitment to customer service. Acquisitions typically involve the payment of a premium over book and market values and some dilution to our tangible book value may occur. Our goal is to maintain a reasonable earn-back period of any dilution, using realistic assumptions as to growth and expense reductions, as well as to achieve a return on investment superior to that achieved through de novo expansion. Our ability to engage in any merger or acquisition will depend upon approval from various bank regulatory authorities, which will be subject to a variety of factors and considerations.

Supervision and Regulation

The following is an explanation of the supervision and regulation of United and the Bank as financial institutions. This explanation does not purport to describe state, federal or Nasdaq Stock Market supervision and regulation of general business corporations or Nasdaq listed companies.

General

Like all bank and bank holding companies, we are regulated extensively under state and federal banking laws. The regulatory framework is intended primarily for the protection of the depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of the shareholders and creditors. Certain provisions of laws and regulations affecting financial services firms such as United are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. United is subject to examination and reporting requirements of the Federal Reserve and the Georgia Department of Banking and Finance (the “DBF”). The Bank is subject to examination and reporting requirements of the Federal Deposit Insurance Corporation (“FDIC”), the DBF and the Consumer Financial Protection Bureau (“CFPB”). United will continue to evaluate the impact of any new regulations so promulgated. The financial statements and information contained herein have not been reviewed, or confirmed for accuracy or relevance, by the FDIC or any other regulator.

Bank Holding Company Regulation

United is a registered bank holding company subject to regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (“BHC Act”). United is required to file annual and quarterly financial information with the Federal Reserve and is subject to periodic examination by the Federal Reserve. The BHC Act requires every bank holding company to obtain the Federal Reserve’s prior approval before (1) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of a bank; and (3) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities listed in the BHC Act or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

The Holding Company is an “affiliate” of the Bank under the Federal Reserve Act, which imposes certain restrictions on (1) loans by the Bank to the Holding Company, (2) investments in the stock or securities of the Holding Company by the Bank, (3) the Bank taking the stock or securities of an “affiliate” as collateral for loans by the Bank to a borrower and (4) the purchase of assets from the Holding Company by the Bank. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

The Bank and each of its subsidiaries are regularly examined by the FDIC. The Bank, as a state banking corporation organized under Georgia law, is subject to the supervision of, and is regularly examined by, the DBF. Both the FDIC and the DBF must grant prior approval of any merger, consolidation or other corporation reorganization involving the Bank.

Payment of Dividends

The Holding Company is a legal entity separate and distinct from the Bank. Most of the revenue of the Holding Company results from dividends paid to it by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends by the Bank, as well as by the Holding Company to its shareholders.

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

The payment of dividends by the Holding Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends from the Bank.

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

Due to its accumulated deficit in recent years, the Bank was required to receive pre-approval from the DBF and FDIC to pay cash dividends (reduction in capital) to the Holding Company. In 2018, 2017 and 2016, the Bank paid a cash dividend of $162 million, $103 million and $41.5 million, respectively, to the Holding Company after the approval of the DBF and FDIC. The dividends were paid out of capital surplus rather than the accumulated deficit. At December 31, 2018, the Bank no longer had an accumulated deficit. The Holding Company declared cash dividends on its common stock in 2018, 2017 and 2016 of 58 cents, 38 cents and 30 cents per share, respectively.

Capital Adequacy

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

The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. “Total capital” is composed of Tier 1 capital and Tier 2 capital. “Tier 1 capital” includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets. “Tier 2 capital” includes, among other things, perpetual stock and related surplus not meeting the Tier 1 capital definition, qualifying mandatorily convertible debt securities, qualifying subordinated debt and allowances for possible loan and lease losses, subject to limitations. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The Federal Reserve will require a bank holding company to maintain a leverage ratio well above minimum levels if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The FDIC and the Federal Reserve also require banks to maintain capital well above minimum levels.

In July 2013, the Federal Reserve published the Basel III Capital Rules establishing a new comprehensive capital framework applicable to all depository institutions, bank holding companies with total consolidated assets of $500 million or more and all and savings and loan holding companies except for those that are substantially engaged in insurance underwriting or commercial activities (collectively, “banking organizations”). The rules implement the December 2010 framework proposed by the Basel Committee on Banking Supervision (the “Basel Committee”), known as “Basel III”, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).

The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including United and the Bank, compared to the prior U.S. risk-based capital rules. The Basel III Capital Rules:

•	defined the components of capital and addressed other issues affecting the numerator in banking institutions’ regulatory capital ratios;

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

The phase in of the capital conservation buffer was completed as of January 1, 2019, resulting in a target minimum ratio of CET1 to risk-weighted assets of at least 7%, a target minimum ratio of Tier 1 capital to risk-weighted assets of at least 8.5% and a target minimum ratio of total capital to risk-weighted assets of at least 10.5% for United and the Bank beginning as of that date.

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

As of December 31, 2018, the FDIC categorized the Bank as “well-capitalized” under current regulations.

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

The “capital conservation buffer” is designed to absorb losses during periods of economic stress. Banking organizations with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and discretionary bonus compensation based on the amount of the shortfall.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and were phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019.

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

In November 2017, the federal banking agencies adopted a final rule to extend the regulatory capital treatment applicable during 2017 under the capital rules for certain items, including regulatory capital deductions, risk weights and certain minority interest limitations. The relief provided under the final rule applies to banking organizations that are not subject to the capital rules’ advanced approaches, such as United. Specifically, the final rule extends the current regulatory capital treatment of mortgage servicing assets, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, significant investments in the capital of unconsolidated financial institutions in the form of common stock, non-significant investments in the capital of unconsolidated financial institutions, significant investments in the capital of unconsolidated financial institutions that are not in the form of common stock, and common equity tier 1 minority interest, tier 1 minority interest and total capital minority interest exceeding the capital rules’ minority interest limitations.

In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets (“RWA”), which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. Leadership of the federal banking agencies who are tasked with implementing Basel IV supported the revisions. Although it is uncertain at this time, we anticipate some, if not all, of the Basel IV accord may be incorporated into the capital requirements framework applicable to United.

Consumer Protection Laws

In connection with its lending activities, the Bank is subject to a number of federal and state laws designed to protect borrowers and promote lending to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedure Act and their respective state law counterparts.

CFPB

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the CFPB, and giving it the power to promulgate and enforce federal consumer protection laws. Depository institutions are subject to the CFPB’s rule writing authority, and existing federal bank regulatory agencies retain examination and enforcement authority for such institutions. The CFPB and United’s existing federal regulator, the FDIC, are focused on the following:

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

The CFPB and FDIC have authority to prevent unfair, deceptive or abusive practices in connection with offering consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits states’ attorneys general to enforce compliance with both state and federal laws and regulations.

FDIC Insurance Assessments

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

Effective July 2016, the FDIC published final rules to increase the Deposit Insurance Fund to the statutorily required minimum level of 1.35% by imposing on financial institutions with at least $10 billion in assets a surcharge of 4.5 cents per $100 of their assessment base (after making certain adjustments), to be assessed over a period of eight quarters. As of December 31, 2016, United’s total assets exceeded $10 billion and, accordingly, the Bank became subject to this surcharge in the third quarter of 2017. If this surcharge is insufficient to increase the Deposit Insurance Fund reserve ratio to 1.35% by December 31, 2018, a one-time shortfall assessment will be imposed on financial institutions with total consolidated assets of $10 billion or more on March 31, 2019. The Deposit Insurance Fund reserve ratio exceeded the 1.35% target in 2018 and the surcharge was discontinued effective October 1, 2018.

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

Volcker Rule

The Dodd-Frank Act amended the BHC Act to require the federal bank regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. The Federal Reserve adopted final rules implementing the Volcker Rule on December 10, 2013. United became subject to the Volcker Rule in 2017 without a material effect on its operations and the operations of its subsidiaries, including the Bank, as United does not engage in businesses prohibited by the Volcker Rule. United may incur costs to adopt additional policies and systems to demonstrate compliance with the Volcker Rule.

Durbin Amendment

The Dodd-Frank Act included provisions which restrict interchange fees, which are fees charged by banks to cover the cost of handling and exposure to credit and fraud-related risks inherent in bank credit or debit card transactions, to those which are “reasonable and proportionate” for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. This statutory provision is known as the “Durbin Amendment”. In the Federal Reserve’s final rules implementing the Durbin Amendment, interchange fees for debit card transactions were capped at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. Another related rule also permits an additional $0.01 per transaction “fraud prevention adjustment” to the interchange fee if certain Federal Reserve standards are implemented, including an annual review of fraud prevention policies and procedures. With respect to network exclusivity and merchant routing restrictions, it is now required that all debit cards participate in at least two unaffiliated networks so that the transactions initiated using those debit cards will have at least two independent routing channels. The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, apply to debit card issuers with $10 billion or more in total consolidated assets. United became subject to the interchange fee restrictions and other requirements contained in the Durbin Amendment on July 1, 2017.

Incentive Compensation

In addition to the potential restrictions on discretionary bonus compensation under the Basel III Capital rules, the federal bank regulatory agencies have issued guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an institution, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the institution’s board of directors.

The Federal Reserve reviews, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as United, that are not “large, complex banking organizations.” These reviews are tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives are included in reports of examination. Deficiencies are incorporated into the financial institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the institution is not taking prompt and effective measures to correct the deficiencies.

The scope and content of federal bank regulatory agencies’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect United’s ability to hire, retain and motivate its key employees.

Cybersecurity

Recent cyber-attacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal bank regulatory agencies to issue extensive guidance on cybersecurity. These agencies are likely to devote more resources to this part of their safety and soundness examination than they may have in the past.

Source of Strength Doctrine

Federal Reserve regulations and policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this policy, the Holding Company is expected to commit resources to support the Bank.

Real Estate Lending

Inter-agency guidelines adopted by federal bank regulatory agencies mandate that financial institutions establish real estate lending policies with maximum allowable real estate loan-to-value limits, subject to an allowable amount of non-conforming loans as a percentage of capital. In addition, the federal bank regulatory agencies, including the FDIC, restrict concentrations in commercial real estate lending and have noted that increases in banks’ commercial real estate concentrations can create safety and soundness concerns. The regulatory guidance mandates certain minimal risk management practices and categorizes banks with defined levels of such concentrations as banks requiring elevated examiner scrutiny.

Transactions with Affiliates

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

Financial Privacy

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

Anti-Money Laundering Initiatives, the USA Patriot Act and the Office of Foreign Asset Control

A major focus of governmental policy on financial institutions in recent years has been aimed at combating terrorist financing, money laundering and other criminal acts. This has generally been accomplished by amending existing anti-money laundering laws and regulations. The USA Patriot Act of 2001 (the “Patriot Act”) amended the Currency Consumer Financial Protection and Foreign Transactions Reporting Act of 1970, commonly referred to as the “Bank Secrecy Act”, or “BSA”, to strengthen regulation of money laundering and financing of terrorism. The U.S. Department of the Treasury, in cooperation with the FDIC and the Financial Crimes Enforcement Network (“FinCEN”), has issued a number of implementing regulations which apply various requirements of the Patriot

Act to the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering, terrorist financing and other criminal acts and to verify the identity of their customers. In addition, the Office of Foreign Asset Control (“OFAC”), a division of the U.S. Treasury Department charged with administering and enforcing economic and trade sanctions by the U.S. government, publishes lists of persons with which the Bank is prohibited from engaging in business. Over the past several years, federal banking regulators, FinCEN and OFAC have increased supervisory and enforcement attention on U.S. anti-money laundering and sanctions laws, as evidenced by a significant increase in enforcement activity, including several high profile enforcement actions. Several of these actions have addressed violations of the BSA, U.S. sanctions or both, resulting in the imposition of substantial civil monetary penalties. Enforcement actions have increasingly focused on publicly identifying individuals and holding those individuals, including compliance officers, accountable for deficiencies in compliance programs. State attorneys general and the U. S. Department of Justice (“DOJ”) have also pursued enforcement actions against banking entities alleged to have willfully violated the BSA and U.S. sanctions laws. Failure of a financial institution to maintain and implement adequate programs to combat terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Future Legislation

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

The Tax Cuts and Jobs Act of 2017

On December 22, 2017, The Tax Cuts and Jobs Act of 2017 (“the Tax Act”) was signed into law. The Tax Act includes a number of provisions that affect United, including the following:

•
Tax Rate. The Tax Act replaces the graduated corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% flat tax rate. Although the reduced tax rate generally should be favorable to us by resulting in increased earnings and capital, it decreased the value of our existing deferred tax assets. Accounting principles generally accepted in the United States of America (“GAAP”) requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment. Accordingly, the incremental income tax expense recorded by United in the fourth quarter of 2017 related to the Tax Act was $38.2 million, resulting primarily from a remeasurement of United’s deferred tax assets which at December 31, 2017 following remeasurement totaled $88.0 million.

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

•
Interest Expense. The Tax Act limits a taxpayer’s annual deduction of business interest expense to the sum of (i) business interest income and (ii) 30% of “adjusted taxable income,” defined as a business’s taxable income without taking into account business interest income or expense, net operating losses and, for 2018 through 2021, depreciation, amortization and depletion. Because we generate significant amounts of net interest income, we do not expect to be impacted by this limitation.

The foregoing description of the impact of the Tax Act on us should be read in conjunction with Note 16 to United’s consolidated financial statements.

Available Information

We file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, all of which are available to the public on the Internet site maintained by the SEC at http://www.sec.gov. Our website address is www.ucbi.com. Please note that our website address is provided as an inactive textual reference only. We make available free of charge through our website, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

We have also posted our Corporate Code of Ethics, Shareholder Nomination and Communication Procedures, and the charters of our Audit Committee, Compensation Committee, Executive Committee, Risk Committee and Nominating and Corporate Governance Committee of our board of directors on the Corporate Governance section of our website at www.ucbi.com. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Ethics or current committee charters on our website. Our corporate governance materials also are available free of charge upon request to our Corporate Secretary, United Community Banks, Inc., 125 Highway 515 East, Blairsville, Georgia 30512.

Executive Officers of United

Senior executives of United are elected by the Board of Directors annually and serve at the pleasure of the Board of Directors.

The senior executive officers of United, and their ages, positions with United, past five year employment history and terms of office as of February 1, 2019, are as follows:

Name (age)	Position with United and Employment History	Officer of United Since

Jimmy C. Tallent (66)	Executive Chairman (2018 - present); Chairman and Chief Executive Officer (2015 - 2018); President, Chief Executive Officer and Director (1988 - 2015)	1988

H. Lynn Harton (57)	President and Chief Executive Officer (2018 - present); President and Chief Operating Officer and Director (2015 - 2018); Executive Vice President and Chief Operating Officer (2012 - 2015)	2012

Jefferson L. Harralson (53)	Executive Vice President and Chief Financial Officer (2017 - present); prior to joining United was Managing Director at Keefe, Bruyette and Woods (2002 – 2017)	2017

Bradley J. Miller (48)	Executive Vice President, Chief Risk Officer and General Counsel (2015 - present); Senior Vice President and General Counsel (2007 - 2015)	2007

Robert A. Edwards (54)	Executive Vice President and Chief Credit Officer (2015 - present); prior to joining United was Senior Vice President and Executive Credit Officer of Toronto-Dominion Bank (2010 - 2015)	2015

Richard W. Bradshaw (57)	Chief Banking Officer (2019 - present); President, Commercial Banking Solutions (2014 - 2018); prior to joining United was Senior Vice President, Head of United States SBA Programs of Toronto-Dominion Bank (2010 - 2014)	2014

None of the above officers are related and there are no arrangements or understandings between them and any other person pursuant to which any of them was elected as an officer, other than arrangements or understandings with directors or officers of United acting solely in their capacities as such.

ITEM 1A.    RISK FACTORS.

An investment in United’s common stock involves risk. Investors should carefully consider the risks described below and all other information contained in this Form 10-K and the documents incorporated by reference before deciding to purchase common stock. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

Risks Related To Our Business

As a financial services company, adverse conditions in the business or economic environment where we operate, as well as broader conditions in the United States, could have a material adverse effect on our financial condition and results of operations.

Our success depends significantly upon local, national and global economic and political conditions, as well as governmental monetary policies and trade relations. Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. Adverse changes in business and economic conditions generally or specifically in the markets in which we operate could adversely impact our business, including causing one or more of the following negative developments:

•	a decrease in the demand for loans and other products and services offered by us;

•	a decrease in the value of the collateral securing our residential or commercial real estate loans;

•	a permanent impairment of our assets; or

•
an increase in the number of customers or other counterparties who default on their loans or other obligations to us, which could result in a higher level of nonperforming assets, net charge-offs and provision for loan losses.

Our success is influenced heavily by the growth in population, income levels, loans and deposits and on stability in real estate values in our markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally weaken significantly, our business may be adversely affected. If market and economic conditions deteriorate, this may lead to valuation adjustments on our loan portfolio and losses on defaulted loans and on the sale of other real estate owned. Additionally, such adverse economic conditions in our market areas, specifically decreases in real estate property values due to the nature of our loan portfolio, approximately 74% of which is secured by real estate at December 31, 2018, could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. We are less able than larger institutions to spread the risks of unfavorable local economic conditions across a larger number of more diverse economies.

We are subject to credit risk and concentration risks from our lending and investing activities.

There are inherent risks associated with our lending activities. These risks include, among other things, the quality of our underwriting, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate as well across the United States. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. We are also subject to various laws and regulations that affect our lending activities. Failure to comply with applicable laws and regulations could subject us to regulatory enforcement action that could result in the assessment of significant penalties against us.

As of December 31, 2018, approximately 73% of our loan portfolio consisted of commercial loans, including commercial and industrial, equipment financing, commercial construction and commercial real estate mortgage loans. Our borrowers under these loans tend to be small to medium-sized businesses. These types of loans are typically larger than residential real estate loans or consumer loans. During periods of lower economic growth or challenging economic periods, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Because our loan portfolio contains a significant number of commercial loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition and results of operations.

Our loans are also heavily concentrated in our primary markets of Georgia, South Carolina, North Carolina and Tennessee. These markets may have different or weaker performance than other areas of the country and our portfolio may be more negatively impacted than a financial services company with wider geographic diversity.

See the section captioned “Loans” in the “Balance Sheet Review” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report for further discussion related to commercial and industrial, energy, construction and commercial real estate loans.

Environmental liability associated with commercial lending could result in losses.

In the course of business, we may acquire, through foreclosure, or deed in lieu of foreclosure, properties securing loans we have originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, we might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on our business, results of operations and financial condition.

If our allowance for loan losses is not sufficient to cover losses inherent in our loan portfolio, our results of operations and financial condition will be negatively impacted.

If loan customers with significant loan balances fail to repay their loans, our results of operations, financial condition and capital levels will suffer. We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of inherent losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of factors including the volume and types of loans; industry concentrations; specific credit risks; internal loan classifications; trends in classifications; volume and trends in delinquencies, non-accruals and charge-offs; present economic, political and regulatory conditions; industry and peer bank loan quality indications; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes or vary from our historical experience. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our business, financial condition and results of operations.

We expect to implement CECL for our fiscal year beginning January 1, 2020. The implementation of CECL may require additional reserves and may result in increased reserves during or in advance of an economic downturn. However, the magnitude of the increase of our allowance for loan losses at the adoption date will depend upon the nature and characteristics of the portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that date. It is possible that CECL implementation may increase the cost of lending in the industry and result in slower loan growth and lower levels of net income.

See the section captioned “Allowance for Credit Losses” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this report for further discussion related to our process for determining the appropriate level of the allowance for loan losses.

Our net interest margin, and consequently our net earnings, are significantly affected by interest rate levels.

Our profitability is dependent to a large extent on net interest income, which is the difference between interest income earned on loans, leases and investment securities and interest expense paid on deposits, other borrowings, senior debt and subordinated notes. The absolute level of interest rates as well as changes in interest rates, including changes to the shape of the yield curve, may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense. In a period of changing interest rates, interest expense may increase at different rates than the interest earned on assets, impacting our net interest income. Interest rate fluctuations are caused by many factors which, for the most part, are not under our control. For example, national monetary policy implemented by the Federal Reserve plays a significant role in the determination of interest rates. Additionally, competitor pricing and the resulting negotiations that occur with our customers also impact the rates we collect on loans and the rates we pay on deposits. In addition, changes in the method of determining the London Interbank Offered Rate (“LIBOR”) or other reference rates, or uncertainty related to such potential changes, may adversely affect the value of reference rate-linked debt securities that we hold or issue, which could further impact our interest rate spread.

Changes in the level of interest rates also may negatively affect demand for, and thus our ability to originate, loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our results of operations and financial condition. A decline in the market value of our assets may limit our ability to borrow additional funds. As a result, we could be required to sell some of our loans and investments under adverse market conditions, upon terms that are not favorable to us, in order to maintain our liquidity. If those sales are made at prices lower than the amortized costs of the investments, we will incur losses.

Because of significant competitive pressures in our markets and the negative impact of these pressures on our deposit and loan pricing, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve’s federal funds rate or LIBOR (both of which are at relatively low levels as a result of macroeconomic conditions), our net interest margin may be negatively impacted if these short-term rates remain at their low levels. However, if short-term interest rates continue to rise, our results of operations may also be negatively impacted if we are unable to increase the rates we charge on loans or earn on our investment securities in excess of the increases we must pay on deposits and our other funding sources. As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be negatively affected.

We have historically entered into certain hedging transactions including interest rate swaps, which are designed to lessen elements of our interest rate exposure. In the event that interest rates do not change in the manner anticipated, such transactions may not be effective and our results of operations may be adversely affected.

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

Our acquisitions and future expansion may result in additional risks.

We expect to continue to expand in our current markets and in select attractive growth markets through additional branches and also may consider expansion within these markets through additional acquisitions of all or part of other financial institutions. These types of expansions involve various risks, including:

Planning and Execution of Expansion. We may be unable to successfully:

•	identify and expand into suitable markets;

•	identify and acquire suitable sites for new banking offices and comply with zoning and permitting requirements;

•	identify and evaluate potential acquisition and merger targets in a timely and cost-effective manner;

•
develop accurate estimates and judgments to evaluate asset values and credit, operations, management and market risks with respect to an acquired branch or institution, a new branch office or a new market;

•	manage transaction costs to preserve the expected financial benefits of the transaction;

•	avoid the diversion of our management’s attention to operations by the negotiation of a transaction;

•	manage entry into new markets where we have limited or no direct prior experience;

•	obtain regulatory and other approvals, or obtain such approvals without restrictive conditions;

•	avoid the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on results of operations; or

•	finance an acquisition or expansion or avoid possible dilution of our tangible book value and/or net income per common share.

Management of Growth. We may be unable to successfully:

•	maintain loan quality in the context of significant loan growth;

•	attract sufficient deposits and capital to fund anticipated loan growth;

•	maintain adequate common equity and regulatory capital;

•	avoid diversion or disruption of our existing operations or management as well as those of the acquired institution;

•	hire or retain adequate management personnel and systems to oversee and support such growth;

•	avoid the loss of key employees and customers of an acquired branch or institution;

•	maintain adequate internal audit, loan review and compliance functions;

•	implement additional policies, procedures and operating systems required to support such growth;

•	integrate the acquired financial institution or portion of the institution; or

•	avoid temporary disruption of our business or the business of the acquired institution.

Results of Operations. There is no assurance that existing offices or future offices will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. Our growth strategy necessarily entails growth in overhead expenses as we routinely add new offices and staff. Our historical results may not be indicative of future results or results that may be achieved as we continue to increase the number and concentration of our branch offices in our newer markets.

Development of Offices. There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, any new branches we establish can be expected to negatively impact our earnings for some period of time until they reach certain economies of scale. The same is true for our efforts to expand in these markets with the hiring of additional seasoned professionals with significant experience in that market. Our expenses could be further increased if we encounter delays in opening any of our new branches.

Regulatory and Economic Factors. Our growth and expansion plans may be adversely affected by a number of regulatory and economic developments or other events. Failure to obtain required regulatory approvals, changes in laws and regulations or other regulatory developments and changes in prevailing economic conditions or other unanticipated events may prevent or adversely affect our continued growth and expansion. Such factors may cause us to alter our growth and expansion plans or slow or halt the growth and expansion process, which may prevent us from entering into or expanding in our targeted markets or allow competitors to gain or retain market share in our existing markets.

Failure to successfully address these and other issues related to our expansion could have a material adverse effect on our financial condition and results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our results of operations and financial condition could be materially adversely affected.

Liquidity risk could impair our ability to fund our operations and jeopardize our financial condition.

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Liquidity risk arises from the possibility that we may be unable to satisfy current or future funding requirements and needs.

The objective of managing liquidity risk is to ensure that our cash flow requirements resulting from depositor, borrower and other creditor demands as well as our operating cash needs, are met, and that our cost of funding such requirements and needs is reasonable. We maintain an asset/liability and interest rate risk policy and a liquidity and funds management policy, including a contingency funding plan that, among other things, include procedures for managing and monitoring liquidity risk. Generally we rely on deposits, repayments of loans and leases and cash flows from our investment securities as our primary sources of funds. Our principal deposit sources include consumer, commercial and public funds customers in our markets. We have used these funds, together with wholesale deposit sources such as brokered deposits, along with Federal Home Loan Bank of Atlanta (“FHLB”) advances, federal funds purchased and other sources of short-term and long-term borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.

An inability to maintain or raise funds in amounts necessary to meet our liquidity needs could have a substantial negative effect, individually or collectively, on our and the Bank’s liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. For example, factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, a reduction in our credit rating, any damage to our reputation or any other decrease in depositor or investor confidence in our creditworthiness and business. Our access to liquidity could also be impaired by factors that are not specific to us, such as severe volatility or disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Any such event or failure to manage our liquidity effectively could affect our competitive position, increase our borrowing costs and the interest rates we pay on deposits, limit our access to the capital markets and have a material adverse effect on our results of operations or financial condition.

Deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan and lease repayments are a relatively stable source of funds but are subject to the borrowers’ and lessees’ ability to repay loans and leases, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans and leases generally are not readily convertible to cash. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet growth in loans and leases, deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB advances, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, Federal Reserve borrowings and/or accessing the equity or debt capital markets.

The availability of these secondary funding sources is subject to broad economic conditions, to regulation and to investor assessment of our financial strength and, as such, the cost of funds may fluctuate significantly and/or the availability of such funds may be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. If we fail to remain “well capitalized” our ability to utilize brokered deposits may be restricted. We have somewhat similar risks to the extent high balance core deposits exceed the amount of deposit insurance coverage available.

We anticipate we will continue to rely primarily on deposits, loan and lease repayments, and cash flows from our investment securities to provide liquidity. Additionally, where necessary, the secondary sources of borrowed funds described above will be used to augment our primary funding sources. If we are unable to access any of these secondary funding sources when needed, we might be unable to meet our customers’ or creditors’ needs, which would adversely affect our financial condition, results of operations and liquidity.

We may need to raise additional capital in the future and our ability to raise capital and maintain required capital levels could be impacted by changes in the capital markets and deteriorating economic and market conditions.

Federal and state bank regulators require United and the Bank to maintain adequate levels of capital to support operations. At December 31, 2018, United’s and the Bank’s regulatory capital ratios were above “well-capitalized” levels under regulatory guidelines. However, our business strategy calls for continued growth in our existing banking markets and targeted expansion in new markets. Growth in assets at rates in excess of the rate at which our capital is increased through retained earnings will reduce our capital ratios unless we continue to increase capital. Failure by us to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject us to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact our ability to pursue acquisitions or other expansion opportunities.

We may need to raise additional capital (including through the issuance of common stock) in the future to provide us with sufficient capital resources to meet our commitments and business needs or in connection with acquisitions. Our ability to maintain capital levels could be impacted by negative perceptions of our business or prospects, changes in the capital markets and deteriorating economic and market conditions. The Bank’s ability to pay dividends is described under “Supervision and Regulation - Payment of Dividends” in Part I, Item 1. Any restriction on the ability of the Bank to pay dividends to the Holding Company could impact United’s ability to continue to pay dividends on its common stock or its ability to pay interest on its indebtedness.

We cannot assure you that access to capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets may materially and adversely affect our capital costs and our ability to raise capital and/or debt and, in turn, our liquidity. If we cannot raise additional capital when needed, our ability to expand through internal growth or acquisitions or to continue operations could be impaired, and we may need to finance or liquidate unencumbered assets to meet maturing liabilities. We may be unable to do so or have to do so on terms which are unfavorable, which could adversely affect our results of operations and financial condition.

Changes to capital requirements for bank holding companies and depository institutions that became fully effective January 1, 2019 may negatively impact United’s and the Bank’s results of operations.

In July 2013, the Federal Reserve and the FDIC approved final rules that substantially amended the regulatory risk-based capital rules. The final rules, which were phased in beginning January 1, 2016 and became fully effective on January 1, 2019, implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Under these rules, the leverage and risk-based capital ratios of bank holding companies may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules include new minimum risk-based capital and leverage ratios. Moreover, these rules refine the definition of what constitutes “capital” for purposes of calculating those ratios, including the definitions of Tier 1 capital and Tier 2 capital. The minimum capital level requirements now applicable to bank holding companies and banks subject to the rules are: (i) a common equity Tier 1 risk-based capital ratio of 7%; (ii) a Tier 1 risk-based capital ratio of 8.5%; (iii) a total risk-based capital ratio of 10.5%; and (iv) a Tier 1 leverage ratio of 4% for all institutions.

We will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if our capital levels fall below these minimums. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Under these rules, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments, and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Common equity Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions. Tier 2 capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier 2 capital is limited to 100% of Tier 1 capital. Cumulative preferred stock and trust preferred securities issued after May 19, 2010, no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010, including in the case of bank holding companies with less than $15.0 billion in total assets at that date, trust preferred securities issued prior to that date, continue to count as Tier 1 capital subject to certain limitations. If our total assets exceeded $15.0 billion in the future, the subordinated debentures we, and companies we have acquired, issued in connection with prior trust preferred securities offerings will no longer qualify as Tier 1 capital under applicable banking regulations. Though these trust preferred securities may no longer qualify as Tier 1 capital, we believe they would continue to qualify as Tier 2 capital, subject to applicable limitations. We may need to increase the level of Tier 1 capital we maintain through issuance of common stock or noncumulative perpetual preferred stock, which could cause dilution to our existing common shareholders.

The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. We opted-out of this requirement.

The application of more stringent capital requirements, like those adopted to implement the Basel III reforms, could, among other things, result in lower returns on invested capital, require the raising of additional capital, particularly in the form of common stock, make it more difficult for us to receive regulatory approvals related to our growth initiatives and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III either because we became subject to those requirements directly or because our regulators seek to propose additional on-balance sheet liquidity requirements on us, could result in our having to lengthen the term of our funding, restructure our business models and/or increase our holdings of liquid assets, which could adversely impact our results of operations.

Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying dividends or buying back shares.

Our reported financial results depend on the accounting and reporting policies of United, the application of which requires significant assumptions, estimates and judgments.

Our accounting and reporting policies are fundamental to the methods by which we record and report our financial condition and results of operations. Management must make significant assumptions and estimates and exercise significant judgment in selecting and applying many of these accounting and reporting policies so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report our financial condition and results. In some cases, management must select a policy from two or more alternatives, any of which may be reasonable under the circumstances, which may result in reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting United’s financial condition and results. They require management to make difficult, subjective and complex assumptions, estimates and judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions and estimates. These critical accounting policies relate to the allowance for loan losses, fair value measurement and income taxes. Because of the uncertainty of assumptions and estimates involved in these matters, United may be required to do one or more of the following: significantly increase the allowance for loan losses and/or sustain credit losses that are significantly higher than the reserve provided; significantly decrease the carrying value of loans, foreclosed property or other assets or liabilities to reflect a reduction in their fair value; or, significantly increase or decrease accrued taxes and the value of our deferred tax assets.

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

We are heavily regulated by federal and state authorities. This regulation is designed primarily to protect depositors, federal deposit insurance funds and the banking system as a whole, but not shareholders. Congress and state legislatures and federal and state regulatory authorities continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation and implementation of statutes, regulations or policies could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer or increasing the ability of non-banks to offer competing financial services and products. Any regulatory changes or scrutiny could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, credit unions, savings and loan associations and other institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

Federal and state regulators have the ability to impose or request that we consent to substantial sanctions, restrictions and requirements on our bank and nonbank subsidiaries if they determine, upon examination or otherwise, violations of laws, rules or regulations with which we or our subsidiaries must comply, or weaknesses or failures with respect to general standards of safety and soundness. Such enforcement may be formal or informal and can include directors’ resolutions, memoranda of understanding, cease and desist or consent orders, civil money penalties and termination of deposit insurance and bank closures. Enforcement actions may be taken regardless of the capital level of the institution. In particular, institutions that are not sufficiently capitalized in accordance with regulatory standards may also face capital directives or prompt corrective action. Enforcement actions may require certain corrective steps (including staff additions or changes), impose limits on activities (such as lending, deposit taking, acquisitions or branching), prescribe lending parameters (such as loan types, volumes and terms) and require additional capital to be raised, any of which could adversely affect our financial condition and results of operations. Enforcement actions, including the imposition of monetary penalties, may have a material impact on our financial condition or results of operations, damage our reputation, and result in the loss of our holding company status. In addition, compliance with any such action could distract management’s attention from our operations, cause us to incur significant expenses, restrict us from engaging in potentially profitable activities and limit our ability to raise capital. Closure of the Bank would result in a total loss of your investment.

In addition to other banking regulations, the federal Bank Secrecy Act, the Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal FinCEN, established by the Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal bank regulatory agencies, as well as the DOJ, Drug Enforcement Administration and Internal Revenue Service. Federal bank regulatory agencies and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, which would negatively impact our business, financial condition and results of operations.

Changes in other laws and regulations not specific to banking or financial services could also negatively impact our business, financial condition and results of operations. Changes in bankruptcy law, zoning or land use laws and regulations or environmental laws, rules, regulation and enforcement or other statutes, ordinances, rules or administrative or judicial interpretations that affect our customers’ businesses could negatively impact our business.

Changes in the method pursuant to which the LIBOR and other benchmark rates are determined could adversely impact our business and results of operations.

Our floating-rate funding, certain hedging transactions and certain of the products that we offer, such as floating-rate loans and mortgages, determine their applicable interest rate or payment amount by reference to a benchmark rate, such as LIBOR, the prime rate or the federal funds rate. LIBOR and certain other benchmark rates are the subject of recent national, international and other regulatory guidance and proposals for reform. In July 2017, the Chief Executive of the United Kingdom’s Financial Conduct Authority (the “FCA”) announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-linked financial instruments. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have an adverse effect on our financial condition and results of operations.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify these systems as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. We provide our customers the ability to bank remotely, including over the Internet or through their mobile device. The secure transmission of confidential information is a critical element of remote and mobile banking.
Our network, and the systems of parties with whom we contract, could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches (including breaches of security of customer systems and networks) and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.

In addition, we outsource many of our major systems, such as data processing, loan servicing and deposit processing systems. While we have selected these vendors carefully, we do not control their actions. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Financial or operational difficulties of a vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Furthermore, our vendors could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third party vendors could also create significant delay and expense. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We continually encounter technological change.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our business, financial condition and results of operations.

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

Negative publicity could damage our reputation and our business.

Reputation risk, or the risk to our earnings, liquidity and capital from negative public opinion, is inherent in our business. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, securities compliance, mergers and acquisitions, and disclosure, from sharing or inadequate protection of customer information and from actions taken by government regulators and community organizations in response to that conduct. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry generally. Because we conduct most of our business under the “United” brand, negative public opinion about one business could affect our other businesses.

Inability to retain management and key employees or to attract new experienced financial services or technology professionals could impair our relationship with our customers, reduce growth and adversely affect our business.

We have assembled a management team which has substantial background and experience in banking and financial services in our markets. Moreover, much of our organic loan growth in recent years (like the growth that we are seeking going forward) was the result of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. We anticipate deploying a similar hiring strategy in the future. Operating our technology systems requires employees with specialized skills that are not readily available in the general employee candidate pool. Inability to retain these key personnel (including key personnel of the businesses we have acquired) or to continue to attract experienced lenders with established books of business could negatively impact our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. Moreover, the higher costs we have to pay to hire and retain these experienced individuals could cause our noninterest expense levels to rise and negatively impact our results of operations.

We are subject to certain litigation, and our expenses related to this litigation may adversely affect our results.

We are from time to time subject to certain litigation in the ordinary course of our business. As we hire new revenue producing associates we, and the associates we hire, may also periodically be the subject of litigation and threatened litigation with these associates’ former employers. We may also be subject to claims related to our loan servicing programs, particularly those involving servicing of commercial real estate loans. From time to time, and particularly during periods of economic stress, customers, including real estate developers and consumer borrowers, may make claims or otherwise take legal action pertaining to performance of our responsibilities. These claims are often referred to as “lender liability” claims and are sometimes brought in an effort to produce or increase leverage against us in workout negotiations or debt collection proceedings. Lender liability claims frequently assert one or more of the following allegations: breach of fiduciary duties, fraud, economic duress, breach of contract, breach of the implied covenant of good faith and fair dealing, and similar claims.

These and other claims and legal actions, as well as supervisory and enforcement actions by our regulators, including the CFPB or other regulatory agencies with which we deal, including those with oversight of our loan servicing programs, could involve large monetary claims, capital directives, agreements with federal regulators, cease and desist orders and significant defense costs. The outcome of any such cases or actions is uncertain. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects.

An ineffective risk management framework could have a material adverse effect on our strategic planning and our ability to mitigate risks and/or losses and could have adverse regulatory consequences.

We have implemented a risk management framework to identify and manage our risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, operational, capital, compliance, strategic and reputational risks. Our framework also includes financial, analytical, forecasting, or other modeling methodologies, which involves management assumptions and judgment. In addition, our board of directors, in consultation with management, has adopted a risk appetite statement, which sets forth certain thresholds and limits to govern our overall risk profile. However, there is no assurance that our risk management framework, including the risk metrics under our risk appetite statement, will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and become subject to regulatory consequences, as a result of which our business, financial condition, results of operations or prospects could be materially adversely affected.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and financial stability of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to various counterparties, including brokers and dealers, commercial and correspondent banks, and others. As a result, defaults by, or rumors or questions about, one or more financial services institutions, or the financial services industry generally, may result in market-wide liquidity problems and could lead to losses or defaults by such other institutions. Such occurrences could expose us to credit risk in the event of default of one or more counterparties and could have a material adverse effect on our financial position, results of operations and liquidity.

Natural disasters may adversely affect us.

Our operations and customer base are located in markets where natural disasters, including tornadoes, severe storms, fires, floods, hurricanes and earthquakes have occurred. Such natural disasters could significantly impact the local population and economies and our business, and could pose physical risks to our properties. Although our banking offices are geographically dispersed throughout portions of the southeastern United States and we maintain insurance coverages for such events, a significant natural disaster in or near one or more of our markets could have a material adverse effect on our financial condition, results of operations or liquidity.

Disruptions in the operation of government or changes in government funding may adversely affect us.

Certain of our operations and customers are dependent on the regular operation of the federal or state government or programs they administer. For example, our SBA lending program depends on reviews and approvals by the SBA, an independent agency of the federal government. During a lapse in funding, such as has occurred during previous federal government “shutdowns”, the SBA may not be able to conduct such reviews and issue the necessary approvals. Similarly, loans we make through USDA lending programs may be delayed or adversely affected by lapses in funding for the USDA. In addition, customers who depend directly or indirectly on providing goods and services to federal or state governments or their agencies may reduce their business with us or delay repayment of loans due to lost or delayed revenue from those relationships. If funding for these lending programs or federal spending generally is reduced as part of the appropriations process or by administrative decision, demand for our services may be reduced. Any of these developments could have a material adverse effect on our financial condition, results of operations or liquidity.

Risks Related to Common Stock

Our stock price can be volatile.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding us and/or our competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	changes in government regulations; or

•	geopolitical conditions such as acts or threats of terrorism, military conflicts, or trade relations.

General market fluctuations, including real or anticipated changes in the strength of the local economy; industry factors and general economic and political conditions and events, such as economic slowdowns or recessions; interest rate changes, oil price volatility or credit loss trends could also cause our stock price to decrease regardless of operating results.

Although our common stock currently is traded on the Nasdaq Stock Market’s Global Select Market, it has less liquidity than other stocks quoted on a national securities exchange.

Although our common stock is listed for trading on the Nasdaq, the trading volume in our common stock is less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

The trading volume in our common stock on the Nasdaq Global Select Market has been relatively low when compared with larger companies listed on the Nasdaq Global Select Market or other stock exchanges. For 2018, our average daily trading volume was 460,152 shares. Although we have experienced increased liquidity in our stock, we cannot say with any certainty that a more active and liquid trading market for our common stock will continue to develop. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.

We cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock. We can give no assurance that sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our future ability to raise capital through sales of our common stock.

The market price of our common stock has fluctuated significantly and may fluctuate in the future. These fluctuations may be unrelated to our performance. General market or industry price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

Holders of our indebtedness have rights that are senior to those of our shareholders.

At December 31, 2018, we had outstanding securitized notes payable, senior debentures, subordinated debentures and trust preferred securities and accompanying subordinated debentures totaling $267 million. Payments of the principal and interest on the securitized notes payable, senior debentures, subordinated debentures and the subordinated debentures accompanying the trust preferred securities are senior to payments with respect to shares of our common stock. We also conditionally guarantee payments of the principal and interest on the trust preferred securities. As a result, we must make payments on these debt instruments (including the related trust preferred securities) before any dividends can be paid on common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debt must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the subordinated debentures related to the trust preferred securities (and the related guarantee of payments on the trust preferred securities) for up to five years, during which time no dividends may be paid on its common stock. If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on the subordinated debentures related to the trust preferred securities (and the related guarantee of payments on the trust preferred securities).

We may from time to time issue additional senior or subordinated indebtedness that would have to be repaid before our shareholders would be entitled to receive any of our assets.

Our ability to declare and pay dividends is limited.

While our board of directors has approved the payment of a quarterly cash dividend on our common stock since the fourth quarter of 2013, there can be no assurance of whether or when we may pay dividends on our common stock in the future. Future dividends, if any, will be declared and paid at the discretion of our board of directors and will depend on a number of factors. Our principal source of funds used to pay cash dividends on our common stock will be dividends that we receive from the Bank. Although the Bank’s asset quality, earnings performance, liquidity and capital requirements will be taken into account before we declare or pay any future dividends on our common stock, our board of directors will also consider our liquidity and capital requirements and our board of directors could determine to declare and pay dividends without relying on dividend payments from the Bank.

Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends we may declare and pay and that the Bank may declare and pay to us. For example, Federal Reserve regulations implementing the capital rules required under Basel III do not permit dividends unless capital levels exceed certain higher levels applying capital conservation buffers that apply beginning January 1, 2019.

In addition, the terms of our debentures prohibit us from paying dividends on our common stock until we have made required payments under the debentures or if we have deferred payments under the terms of such debentures.

We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.

In order to maintain our or the Bank’s capital at desired or regulatory-required levels, we may issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. We may sell these shares at prices below the current market price of shares, and the sale of these shares may significantly dilute shareholder ownership. We could also issue additional shares in connection with acquisitions of other financial institutions or other investments, which could also dilute shareholder ownership.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential holders of our securities could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

Maintaining and adapting our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, is expensive and requires significant management attention. Moreover, as we continue to grow, our internal controls may become more complex and require additional resources to ensure they remain effective amid dynamic regulatory and other guidance. Failure to implement effective controls or difficulties encountered in the process may harm our results of operations and financial condition or cause us to fail to meet our reporting obligations. If we or our independent registered accounting firm identify material weaknesses in our internal control over financial reporting or are otherwise required to restate our financial statements, we could be required to implement expensive and time-consuming remedial measures and could lose investor confidence in the accuracy and completeness of our financial reports. We may also face regulatory enforcement or other actions, including the potential delisting of our securities from the Nasdaq Global Select Market. This could have an adverse effect on our business, financial condition or results of operations, as well as the trading price of our securities, and could potentially subject us to litigation.

Our corporate organizational documents and the provisions of Georgia law to which we are subject contain certain provisions that could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition of United that you may favor.

Our amended and restated articles of incorporation, as amended, and bylaws, as amended, contain various provisions that could have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control of United. These provisions include:

•	a provision allowing our board of directors to take into account the interests of our employees, customers, suppliers and creditors when considering an acquisition proposal;

•
a provision that all amendments to our amended and restated articles of incorporation, as amended, and bylaws, as amended, must be approved by two-thirds of the outstanding shares of our capital stock entitled to vote;

•
a provision requiring that any business combination involving United be approved by 75% of the outstanding shares of our Common Stock excluding shares held by stockholders who are deemed to have an interest in the transaction unless the business combination is approved by 75% of our directors;

•	a provision restricting removal of directors except for cause and upon the approval of two-thirds of the outstanding shares of our capital stock entitled to vote;

•
a provision that any special meeting of our shareholders may be called only by our chairman, our chief executive officer, our president, our chief financial officer, our board of directors, or the holders of 25% of the outstanding shares of our capital stock entitled to vote; and

•	a provision establishing certain advance notice procedures for matters to be considered at an annual meeting of shareholders.

Additionally, our amended and restated charter, as amended, authorizes the board of directors to issue shares of our preferred stock without shareholder approval and upon such terms as the board of directors may determine. The issuance of our preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a controlling interest in us.

An investment in our common stock is not an insured deposit and is not guaranteed by the FDIC.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described herein and our shareholders will bear the risk of loss if the value or market price of our common stock is adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The executive offices of United are located at 125 Highway 515 East, Blairsville, Georgia. United owns this property. The Bank provides services or performs operational functions at 184 locations, of which 144 are owned and 40 are leased under operating leases. We believe the terms of the various leases are consistent with market standards and were arrived at through arm’s-length bargaining. We consider our properties to be suitable and adequate for operating our banking business. Note 8 to United’s consolidated financial statements includes additional information regarding amounts invested in premises and equipment.

ITEM 3.    LEGAL PROCEEDINGS.

In the ordinary course of operations, United and the Bank are parties to various legal proceedings and periodic regulatory examinations and investigations. There are no material pending legal proceedings to which United or any of its subsidiaries is a party or of which any of its property is subject.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR UNITED’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock. United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. The closing price for the period ended December 31, 2018 was $21.46.

At January 31, 2019, there were 8,601 record shareholders of United’s common stock.

Dividends. United declared cash dividends of $0.58 and $0.38 per share on its common stock in 2018 and 2017, respectively. Federal and state laws and regulations impose restrictions on the ability of the Bank to pay dividends to the Holding Company without prior approvals.

Additional information regarding dividends is included in Note 19 to the consolidated financial statements, under the heading of “Supervision and Regulation” in Part I of this report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Dividends.”

Share Repurchases. In November 2018, United’s Board of Directors approved an increase and extension of the existing common stock repurchase plan, authorizing $50 million of repurchases through December 31, 2019. Under the program, the shares may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program depends on a number of factors, including the market price of United’s common stock, general market and economic conditions, and applicable legal requirements.

The following table contains information for shares repurchased during the fourth quarter of 2018.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 - October 31, 2018	—	$—	—	$36,342
November 1, 2018 - November 30, 2018	—	—	—	50,000
December 1, 2018 - December 31, 2018	—	—	—	50,000
Total	—	$—	—	$50,000

United’s Amended and Restated 2000 Key Employee Stock Option Plan allows option holders to exercise stock options by delivering previously acquired shares having a fair market value equal to the exercise price provided that the shares delivered must have been held by the option holder for at least six months. In addition, United may withhold a sufficient number of restricted stock shares at the time of vesting to cover payroll tax withholdings at the election of the restricted stock recipient. In 2018 and 2017, 65,422 and 62,386 shares, respectively, were withheld to cover payroll taxes owed at the time of restricted stock vesting. No shares were delivered to exercise stock options in 2018 or 2017.

Performance Graph. Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on United’s common stock against the cumulative total return on the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Bank Stocks Index for the five-year period commencing December 31, 2013 and ending on December 31, 2018.

	Cumulative Total Return*
	2013	2014	2015	2016	2017	2018
United Community Banks, Inc.	$100	$107	$112	$172	$166	$129
Nasdaq Stock Market (U.S.) Index	100	113	120	129	165	159
Nasdaq Bank Index	100	103	110	148	153	126

*
Assumes $100 invested on December 31, 2013 in United’s common stock and above noted indexes. Total return includes reinvestment of dividends at the closing stock price of the common stock on the dividend payment date and the closing values of stock and indexes as of December 31 of each year.

UNITED COMMUNITY BANKS, INC.
Item 6. Selected Financial Data
For the Years Ended December 31,

(in thousands, except per share data)	2018	2017	2016	2015	2014
INCOME SUMMARY
Interest revenue	$500,080	$389,720	$335,020	$278,532	$248,432
Interest expense	61,330	33,735	25,236	21,109	25,551
Net interest revenue	438,750	355,985	309,784	257,423	222,881
Provision for credit losses	9,500	3,800	(800)	3,700	8,500
Noninterest income	92,961	88,260	93,697	72,529	55,554
Total revenue	522,211	440,445	404,281	326,252	269,935
Expenses	306,285	267,611	241,289	211,238	162,865
Income before income tax expense	215,926	172,834	162,992	115,014	107,070
Income tax expense	49,815	105,013	62,336	43,436	39,450
Net income	166,111	67,821	100,656	71,578	67,620
Merger-related and other charges	7,345	14,662	8,122	17,995	—
Income tax benefit of merger-related and other charges	(1,494)	(3,745)	(3,074)	(6,388)	—
Impact of remeasurement of deferred tax asset resulting from 2017 Tax Cuts and Jobs Act	—	38,199	—	—	—
Impairment of deferred tax asset on cancelled non-qualified stock options	—	—	976	—	—
Release of disproportionate tax effects lodged in OCI	—	3,400	—	—	—
Net income - operating (1)	$171,962	$120,337	$106,680	$83,185	$67,620
PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$2.07	$0.92	$1.40	$1.09	$1.11
Diluted net income - operating (1)	2.14	1.63	1.48	1.27	1.11
Cash dividends declared	0.58	0.38	0.30	0.22	0.11
Book value	18.24	16.67	15.06	14.02	12.20
Tangible book value (3)	14.24	13.65	12.95	12.06	12.15
Key performance ratios:
Return on common equity - GAAP (2)	11.60%	5.67%	9.41%	8.15%	9.17%
Return on common equity - operating (1)(2)	12.01	10.07	9.98	9.48	9.17
Return on tangible common equity - operating (1)(2)(3)	15.69	12.02	11.86	10.24	9.32
Return on assets - GAAP	1.35	0.62	1.00	0.85	0.91
Return on assets - operating (1)	1.40	1.09	1.06	0.98	0.91
Dividend payout ratio - GAAP	28.02	41.30	21.43	20.18	9.91
Dividend payout ratio - operating (1)	27.10	23.31	20.27	17.32	9.91
Net interest margin (fully taxable equivalent)	3.91	3.52	3.36	3.30	3.26
Efficiency ratio - GAAP	57.31	59.95	59.80	63.96	58.26
Efficiency ratio - operating (1)	55.94	56.67	57.78	58.51	58.26
Average equity to average assets	11.24	10.71	10.54	10.27	9.69
Average tangible equity to average assets (3)	8.92	9.29	9.21	9.74	9.67
Average tangible common equity to average assets (3)	8.92	9.29	9.19	9.66	9.60
Tangible common equity to risk-weighted assets (3)	12.00	12.05	11.84	12.82	13.82
ASSET QUALITY
Nonperforming loans	$23,778	$23,658	$21,539	$22,653	$17,881
Foreclosed properties	1,305	3,234	7,949	4,883	1,726
Total nonperforming assets (NPAs)	25,083	26,892	29,488	27,536	19,607
Allowance for loan losses	61,203	58,914	61,422	68,448	71,619
Net charge-offs	6,113	5,998	6,766	6,259	13,879
Allowance for loan losses to loans	0.73%	0.76%	0.89%	1.14%	1.53%
Net charge-offs to average loans	0.07	0.08	0.11	0.12	0.31
NPAs to loans and foreclosed properties	0.30	0.35	0.43	0.46	0.42
NPAs to total assets	0.20	0.23	0.28	0.29	0.26
AVERAGE BALANCES ($ in millions)
Loans	$8,170	$7,150	$6,413	$5,298	$4,450
Investment securities	2,899	2,847	2,691	2,368	2,274
Earning assets	11,282	10,162	9,257	7,834	6,880
Total assets	12,284	11,015	10,054	8,462	7,436
Deposits	10,000	8,950	8,177	7,055	6,228
Shareholders’ equity	1,380	1,180	1,059	869	720
Common shares - basic (thousands)	79,662	73,247	71,910	65,488	60,588
Common shares - diluted (thousands)	79,671	73,259	71,915	65,492	60,590
AT PERIOD END ($ in millions)
Loans	$8,383	$7,736	$6,921	$5,995	$4,672
Investment securities	2,903	2,937	2,762	2,656	2,198
Total assets	12,573	11,915	10,709	9,616	7,558
Deposits	10,535	9,808	8,638	7,873	6,335
Shareholders’ equity	1,458	1,303	1,076	1,018	740
Common shares outstanding (thousands)	79,234	77,580	70,899	71,484	60,259
(1) Excludes merger-related and other charges which includes amortization of certain executive change of control benefits, the 2017 impact of remeasurement of United’s deferred tax assets following the passage of tax reform legislation, a 2017 release of disproportionate tax effects lodged in OCI, a 2016 deferred tax asset impairment charge related to cancelled non-qualified stock options and 2015 impairment losses on surplus bank property. (2) Net income less preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss). (3) Excludes effect of acquisition related intangibles and associated amortization.

UNITED COMMUNITY BANKS, INC.
Item 6. Selected Financial Data, continued

	2018				2017
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
INCOME SUMMARY
Interest revenue	$133,854	$128,721	$122,215	$115,290	$106,757	$98,839	$93,166	$90,958
Interest expense	18,975	16,611	13,739	12,005	9,249	9,064	8,018	7,404
Net interest revenue	114,879	112,110	108,476	103,285	97,508	89,775	85,148	83,554
Provision for credit losses	2,100	1,800	1,800	3,800	1,200	1,000	800	800
Noninterest income	23,045	24,180	23,340	22,396	21,928	20,573	23,685	22,074
Total revenue	135,824	134,490	130,016	121,881	118,236	109,348	108,033	104,828
Expenses	78,242	77,718	76,850	73,475	75,882	65,674	63,229	62,826
Income before income tax expense	57,582	56,772	53,166	48,406	42,354	43,674	44,804	42,002
Income tax expense	12,445	13,090	13,532	10,748	54,270	15,728	16,537	18,478
Net income	45,137	43,682	39,634	37,658	(11,916)	27,946	28,267	23,524
Merger-related and other charges	1,234	592	2,873	2,646	7,358	3,420	1,830	2,054
Income tax benefit of merger-related and other charges	(604)	(141)	(121)	(628)	(1,165)	(1,147)	(675)	(758)
Impact of remeasurement of deferred tax asset resulting from 2017 Tax Cuts and Jobs Act	—	—	—	—	38,199	—	—	—
Release of disproportionate tax effects lodged in OCI	—	—	—	—	—	—	—	3,400
Net income - operating (1)	$45,767	$44,133	$42,386	$39,676	$32,476	$30,219	$29,422	$28,220
PERFORMANCE MEASURES
Per common share:
Diluted net income (loss) - GAAP	$0.56	$0.54	$0.49	$0.47	$(0.16)	$0.38	$0.39	$0.33
Diluted net income - operating (1)	0.57	0.55	0.53	0.50	0.42	0.41	0.41	0.39
Cash dividends declared	0.16	0.15	0.15	0.12	0.10	0.10	0.09	0.09
Book value	18.24	17.56	17.29	17.02	16.67	16.50	15.83	15.40
Tangible book value (3)	14.24	13.54	13.25	12.96	13.65	14.11	13.74	13.30
Key performance ratios:
Return on common equity - GAAP (2)(4)	12.08%	11.96%	11.20%	11.11%	(3.57)%	9.22%	9.98%	8.54%
Return on common equity - operating (1)(2)(4)	12.25	12.09	11.97	11.71	9.73	9.97	10.39	10.25
Return on tangible common equity - operating (1)(2)(3)(4)	15.88	15.81	15.79	15.26	11.93	11.93	12.19	12.10
Return on assets - GAAP (4)	1.43	1.41	1.30	1.26	(0.40)	1.01	1.06	0.89
Return on assets - operating (1)(4)	1.45	1.42	1.39	1.33	1.10	1.09	1.10	1.07
Dividend payout ratio - GAAP	28.57	27.78	30.61	25.53	(62.50)	26.32	23.08	27.27
Dividend payout ratio - operating (1)	28.07	27.27	28.30	24.00	23.81	24.39	21.95	23.08
Net interest margin (fully taxable equivalent) (4)	3.97	3.95	3.90	3.80	3.63	3.54	3.47	3.45
Efficiency ratio - GAAP	56.73	56.82	57.94	57.83	63.03	59.27	57.89	59.29
Efficiency ratio - operating (1)	55.83	56.39	55.77	55.75	56.92	56.18	56.21	57.35
Average equity to average assets	11.35	11.33	11.21	11.03	11.21	10.86	10.49	10.24
Average tangible equity to average assets (3)	9.04	8.97	8.83	8.82	9.52	9.45	9.23	8.96
Average tangible common equity to average assets (3)	9.04	8.97	8.83	8.82	9.52	9.45	9.23	8.96
Tangible common equity to risk-weighted assets (3)	12.00	11.61	11.36	11.19	12.05	12.80	12.44	12.07
ASSET QUALITY
Nonperforming loans	$23,778	$22,530	$21,817	$26,240	$23,658	$22,921	$23,095	$19,812
Foreclosed properties	1,305	1,336	2,597	2,714	3,234	2,736	2,739	5,060
Total nonperforming assets (NPAs)	25,083	23,866	24,414	28,954	26,892	25,657	25,834	24,872
Allowance for loan losses	61,203	60,940	61,071	61,085	58,914	58,605	59,500	60,543
Net charge-offs	1,787	1,466	1,359	1,501	1,061	1,635	1,623	1,679
Allowance for loan losses to loans	0.73%	0.74%	0.74%	0.75%	0.76%	0.81%	0.85%	0.87%
Net charge-offs to average loans (4)	0.09	0.07	0.07	0.08	0.06	0.09	0.09	0.10
NPAs to loans and foreclosed properties	0.30	0.29	0.30	0.35	0.35	0.36	0.37	0.36
NPAs to total assets	0.20	0.19	0.20	0.24	0.23	0.23	0.24	0.23
AVERAGE BALANCES ($ in millions)
Loans	$8,306	$8,200	$8,177	$7,993	$7,560	$7,149	$6,980	$6,904
Investment securities	3,004	2,916	2,802	2,870	2,991	2,800	2,775	2,822
Earning assets	11,534	11,320	11,193	11,076	10,735	10,133	9,899	9,872
Total assets	12,505	12,302	12,213	12,111	11,687	10,980	10,704	10,677
Deposits	10,306	9,950	9,978	9,759	9,624	8,913	8,659	8,592
Shareholders’ equity	1,420	1,394	1,370	1,336	1,310	1,193	1,123	1,093
Common shares - basic (thousands)	79,884	79,806	79,753	79,205	76,768	73,151	71,810	71,700
Common shares - diluted (thousands)	79,890	79,818	79,755	79,215	76,768	73,162	71,820	71,708
AT PERIOD END ($ in millions)
Loans	$8,383	$8,226	$8,220	$8,184	$7,736	$7,203	$7,041	$6,965
Investment securities	2,903	2,873	2,834	2,731	2,937	2,847	2,787	2,767
Total assets	12,573	12,405	12,386	12,264	11,915	11,129	10,837	10,732
Deposits	10,535	10,229	9,966	9,993	9,808	9,127	8,736	8,752
Shareholders’ equity	1,458	1,402	1,379	1,357	1,303	1,221	1,133	1,102
Common shares outstanding (thousands)	79,234	79,202	79,138	79,123	77,580	73,403	70,981	70,973
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

Overview

The following discussion and analysis of the financial condition and results of operations of United should be read in conjunction with the consolidated financial statements and accompanying notes. Historical results of operations and any trends that may appear may not indicate trends in results of operations for any future periods.

United offers a wide array of commercial and consumer banking services and investment advisory services through a 149 branch network throughout Georgia, South Carolina, North Carolina and Tennessee. United has grown organically as well as through strategic acquisitions.

In the past three years, United has completed the following acquisitions:

Entity	Date Acquired
NLFC Holdings Corp. (“NLFC”)	February 1, 2018
Four Oaks Fincorp, Inc. (“FOFN”)	November 1, 2017
HCSB Financial Corporation (“HCSB”)	July 31, 2017
Tidelands Bancshares, Inc. (“Tidelands”)	July 1, 2016

The acquired entities’ results are included in United’s consolidated results beginning on the respective acquisition dates.

United reported net income of $166 million, or $2.07 per diluted share, in 2018, compared with $67.8 million, or $0.92 per diluted share, in 2017 and $101 million, or $1.40 per diluted share, in 2016. The increase in net interest revenue and noninterest income and the reduction of the federal income tax rate from 35% in 2017 and 2016 to 21% in 2018 contributed to the increase in net income and diluted earnings per share in 2018. The decrease in net income for 2017 compared to 2016 was also attributable to the Tax Act as it required a remeasurement of United’s deferred tax assets in the period of enactment. The remeasurement resulted in a $38.2 million increase in income tax expense in 2017.

Net interest revenue increased to $439 million for 2018, compared to $356 million in 2017 and $310 million in 2016. The increase was primarily due to higher loan volume, much of which resulted from the acquisitions of NLFC, FOFN, HCSB and Tidelands (collectively, the “Acquisitions”) and rising interest rates. Net interest margin increased 39 basis points to 3.91% in 2018 from 3.52% in 2017 due to the effect of rising interest rates on floating rate loans, as well as a more favorable earning asset mix due to the acquisition of higher yielding loans from NLFC and FOFN.

The provision for credit losses was $9.50 million for 2018, compared to $3.80 million for 2017. Net charge-offs for 2018 were $6.11 million, compared to $6.00 million for 2017. Since credit quality remained stable, the increase in the provision reflects growth in the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”), including a $6.53 million increase resulting from the inclusion of NLFC’s loans in the allowance for loan losses in 2018. Because NLFC’s loans were recorded at a premium, the allowance for loan losses model required us to immediately establish an allowance for loan losses sufficient to cover estimated credit losses inherent in the NLFC loan portfolio.

As of December 31, 2018, the allowance for loan losses was $61.2 million, or 0.73% of loans, compared with $58.9 million, or 0.76% of loans, at the end of 2017, reflecting continued asset quality improvement. Nonperforming assets of $25.1 million were 0.20% of total assets at December 31, 2018 compared to 0.23% at December 31, 2017.

Noninterest income of $93.0 million for 2018 was up $4.70 million, or 5%, from 2017. Service charges and fees decreased 6% compared to 2017 due mainly to the effect of the Durbin Amendment of the Dodd-Frank Act (the “Durbin Amendment”), which took effect for United in the third quarter of 2017 and limited the amount of interchange fees United could earn on debit card transactions. Mortgage loan and related fees increased 4% from 2017. The increase is due to United’s emphasis on growing its mortgage business by recruiting lenders in metropolitan markets. Other noninterest income for 2018 increased $7.12 million from 2017, primarily due to fee revenue from the equipment finance business that came through acquisition of NLFC. Noninterest income is shown in more detail in Table 4.

Noninterest expenses for 2018 of $306 million were up $38.7 million, or 14%, from 2017 largely due to the acquisitions of NLFC, FOFN and HCSB. Salaries and employee benefits expense increased $27.9 million in 2018 which can be mostly attributed to the 2018 and 2017 acquisitions, investment in additional staff and new teams to expand the Commercial Banking Solutions area, and higher incentive compensation in connection with increased lending activities and improvement in earnings performance.

Loans at December 31, 2018 were $8.38 billion, up $648 million from the end of 2017, primarily due to the acquisition of NLFC combined with solid growth in our community banking and Commercial Banking Solutions areas. Deposits were up $727 million to $10.5 billion at December 31, 2018, as United continued to focus on increasing low cost core transaction deposits, which grew $190 million in 2018, excluding public funds deposits. At the end of 2018, total equity capital was $1.46 billion, up $154 million from December 31, 2017, reflecting net income of $166 million and shares issued for the NLFC acquisition of $45.7 million, partially offset by the payment of dividends on United’s common stock of $46.6 million. At December 31, 2018, all of United’s regulatory capital ratios were significantly above “well-capitalized” levels.

At December 31, 2018, United had consolidated total assets of $12.6 billion and 2,312 full-time equivalent employees.

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

The allowance for loan losses is an estimate of probable incurred losses in the loan portfolio and is based on analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on impairment analyses of all nonaccrual loan relationships over $500,000 and all troubled debt restructurings (“TDRs”), regardless of amount. These analyses involve judgment in estimating the amount of loss associated with specific loans, including estimating the amount and timing of future cash flows and collateral values. The historical loss experience is adjusted for known changes in economic trends, events and conditions and credit quality trends such as changes in the amount of past due and nonperforming loans. The resulting loss allocation factors are applied to the balance of each type of loan after removing the balance of impaired loans and other specifically allocated loans from each category. The loss allocation factors are updated quarterly.

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

Additional information on the loan portfolio and allowance for credit losses can be found in the sections of Management’s Discussion and Analysis titled “Asset Quality and Risk Elements” and “Nonperforming Assets” and in the section of Part I, Item 1 titled “Lending Activities”. Note 1 to the consolidated financial statements includes additional information on accounting policies related to the allowance for loan losses.

Fair Value Measurements

At December 31, 2018, the percentage of total assets measured at fair value on a recurring basis was 21%. See Note 23 “Fair Value” in the consolidated financial statements herein for additional disclosures regarding the fair value of our assets and liabilities, including a description of the fair value hierarchy.

Impaired loans and foreclosed assets may be measured and carried at fair value, the determination of which requires management to make assumptions, estimates and judgments. When a loan is considered individually impaired, the loan is carried on a net basis at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral through either a specific valuation allowance or a charge-off. In addition, foreclosed assets are carried at the lower of cost, fair value, less cost to sell, or listed selling price less cost to sell, following foreclosure. Fair value is defined by GAAP “as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.” GAAP further defines an “orderly transaction” as “a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets. It is not a forced transaction (for example, a forced liquidation or distress sale).” Although management believes its processes for determining the value of impaired loans and foreclosed properties are appropriate and allow United to arrive at a fair value, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be significantly different from management’s determination of fair value. In addition, because of subjectivity in fair value determinations, there may be grounds for differences in opinions, which may result in disagreements between management and the Bank’s regulators, disagreements which could cause the Bank to change its judgments about fair value.

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

United uses derivatives primarily to manage its interest rate risk or to help its customers manage their interest rate risk. The fair values of derivative financial instruments are determined based on quoted market prices, dealer quotes and internal pricing models that are primarily sensitive to market observable data. However, United does evaluate the level of these observable inputs and there are some instances, with highly structured transactions, where United has determined that the inputs are not directly observable. United mitigates the credit risk by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, certain counterparties are required to provide collateral to United when their unsecured loss positions exceed certain negotiated limits.

United recognizes a servicing rights asset upon the sale of residential mortgage loans and SBA/USDA loans sold with servicing retained. Servicing right assets are carried at fair value. Given the nature of these SBA/USDA and residential mortgage servicing assets, the key valuation inputs are unobservable and United discloses them as a level 3 item. Prior to January 1, 2017, United carried the mortgage servicing right asset at amortized cost.

Beginning in the third quarter of 2016, management elected the fair value option for most newly originated mortgage loans held for sale. United elected the fair value option for its portfolio of mortgage loans held for sale in order to reduce certain timing differences and better match changes in fair values of the loans with changes in the value of derivative instruments used to economically hedge them. The fair value of mortgage loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan, and as such is categorized as level 2.

As of December 31, 2018, United had $995,000 of available-for-sale securities, $7.51 million in servicing rights for SBA/USDA loans, $11.9 million in residential mortgage servicing rights and $11.8 million in derivative assets that were valued using unobservable inputs. The sum of these items represents less than 0.26% of total assets. United also had $15.7 million in derivative liabilities that were valued using unobservable inputs, which represents 0.14% of total liabilities.

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

At December 31, 2018, United reported a net deferred tax asset totaling $64.2 million, net of a valuation allowance of $3.37 million. Management assesses whether a valuation allowance should be established against the deferred tax asset based on the consideration of all available evidence, both positive and negative, using a “more likely than not” standard. In making such judgments, significant weight is given to evidence that can be objectively verified.

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

On November 1, 2017, United completed the acquisition of FOFN and its wholly-owned bank subsidiary, Four Oaks Bank & Trust Company. FOFN operated 14 banking offices in the Raleigh, North Carolina area. In connection with the acquisition, United acquired $730 million of assets and assumed $658 million of liabilities. Under the terms of the merger agreement, FOFN shareholders received 0.6178 shares of United common stock and $1.90 for each share of FOFN common stock issued and outstanding at the closing date, or an aggregate of $126 million. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $53.5 million.

On July 31, 2017, United completed the acquisition of HCSB and its wholly-owned bank subsidiary, Horry County State Bank. HCSB operated eight branches in coastal South Carolina. In connection with the acquisition, United acquired $389 million of assets and assumed $347 million of liabilities. Under the terms of the merger agreement, HCSB shareholders received 0.0050 shares of United common stock for each share of HCSB common stock issued and outstanding at the closing date, or an aggregate of $65.8 million. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $24.2 million.

On July 1, 2016, United completed the acquisition of Tidelands and its wholly-owned bank subsidiary, Tidelands Bank. Tidelands operated seven branches in coastal South Carolina. In connection with the acquisition, United acquired $440 million of assets and assumed $440 million of liabilities. Under the terms of the merger agreement, Tidelands’ shareholders received cash equal to $0.52 per common share, or an aggregate of $2.22 million. Additionally, at closing, United redeemed all of Tidelands’ fixed-rate cumulative preferred stock that was issued to the U.S. Treasury under the Capital Purchase Program, plus unpaid dividends, for $8.98 million in aggregate. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $10.7 million.

United will continue to evaluate potential transactions as opportunities arise.

Recent Developments

On February 5, 2019, United announced that it had entered into a definitive merger agreement to acquire First Madison Bank & Trust (“First Madison”). As of December 31, 2018, First Madison had total assets of $258 million, loans of $202 million and deposits of $213 million. First Madison, which currently operates four banking offices in the Athens-Clarke County, Georgia metropolitan statistical area, will merge into and operate under the brand of the Bank.

Under the terms of the merger agreement, which has been unanimously approved by the Boards of Directors of both companies, First Madison shareholders will receive merger consideration of $52.0 million in cash.

The merger, which is subject to regulatory approval, the approval of shareholders of First Madison, and other customary conditions, is expected to close in the second quarter of 2019.

GAAP Reconciliation and Explanation

This Form 10-K contains financial information determined by methods other than in accordance with GAAP. Such non-GAAP financial information includes the following measures: “tangible book value per common share,” “tangible equity to assets,” “tangible common equity to assets” and “tangible common equity to risk-weighted assets.” In addition, management presents non-GAAP operating performance measures, which exclude merger-related and other items that are not part of United’s ongoing business operations. Operating performance measures include “expenses – operating,” “net income – operating,” “diluted income per common share – operating,” “return on common equity – operating,” “return on tangible common equity – operating,” “return on assets – operating,” “dividend payout ratio – operating” and “efficiency ratio – operating.” Management has developed internal processes and procedures to accurately capture and account for merger-related and other charges and those charges are reviewed with the audit committee of United’s Board of Directors each quarter. Management uses these non-GAAP measures because it believes they may provide useful supplemental information for evaluating United’s operations and performance over periods of time, as well as in managing and evaluating United’s business and in discussions about United’s operations and performance. Management believes these non-GAAP measures may also provide users of United’s financial information with a meaningful measure for assessing United’s financial results and credit trends, as well as a comparison to financial results for prior periods. These non-GAAP measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP and are not necessarily comparable to other similarly titled measures used by other companies. To the extent applicable, reconciliations of these non-GAAP measures to the most directly comparable measures as reported in accordance with GAAP are included in the tables on pages 38 through 39.

UNITED COMMUNITY BANKS, INC.
Table 1 - Non-GAAP Performance Measures Reconciliation - Annual
Selected Financial Information

	For the Twelve Months Ended December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014
Expense reconciliation
Expenses (GAAP)	$306,285	$267,611	$241,289	$211,238	$162,865
Merger-related and other charges	(7,345)	(14,662)	(8,122)	(17,995)	—
Expenses - operating	$298,940	$252,949	$233,167	$193,243	$162,865
Net income reconciliation
Net income (GAAP)	$166,111	$67,821	$100,656	$71,578	$67,620
Merger-related and other charges	7,345	14,662	8,122	17,995	—
Income tax benefit of merger-related and other charges	(1,494)	(3,745)	(3,074)	(6,388)	—
Impact of tax reform on remeasurement of deferred tax asset	—	38,199	—	—	—
Impairment of deferred tax asset on canceled non-qualified stock options	—	—	976	—	—
Release of disproportionate tax effects lodged in OCI	—	3,400	—	—	—
Net income - operating	$171,962	$120,337	$106,680	$83,185	$67,620
Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$2.07	$0.92	$1.40	$1.09	$1.11
Merger-related and other charges	0.07	0.14	0.07	0.18	—
Impact of tax reform on remeasurement of deferred tax asset	—	0.52	—	—	—
Impairment of deferred tax asset on canceled non-qualified stock options	—	—	0.01	—	—
Release of disproportionate tax effects lodged in OCI	—	0.05	—	—	—
Diluted income per common share - operating	$2.14	$1.63	$1.48	$1.27	$1.11
Book value per common share reconciliation
Book value per common share (GAAP)	$18.24	$16.67	$15.06	$14.02	$12.20
Effect of goodwill and other intangibles	(4.00)	(3.02)	(2.11)	(1.96)	(0.05)
Tangible book value per common share	$14.24	$13.65	$12.95	$12.06	$12.15
Return on tangible common equity reconciliation
Return on common equity (GAAP)	11.60%	5.67%	9.41%	8.15%	9.17%
Merger-related and other charges	0.41	0.92	0.48	1.33	—
Impact of tax reform on remeasurement of deferred tax asset	—	3.20	—	—	—
Impairment of deferred tax asset on canceled non-qualified stock options	—	—	0.09	—	—
Release of disproportionate tax effects lodged in OCI	—	0.28	—	—	—
Return on common equity - operating	12.01	10.07	9.98	9.48	9.17
Effect of goodwill and other intangibles	3.68	1.95	1.88	0.76	0.15
Return on tangible common equity - operating	15.69%	12.02%	11.86%	10.24%	9.32%
Return on assets reconciliation
Return on assets (GAAP)	1.35%	0.62%	1.00%	0.85%	0.91%
Merger-related and other charges	0.05	0.09	0.05	0.13	—
Impact of tax reform on remeasurement of deferred tax asset	—	0.35	—	—	—
Impairment of deferred tax asset on canceled non-qualified stock options	—	—	0.01	—	—
Release of disproportionate tax effects lodged in OCI	—	0.03	—	—	—
Return on assets - operating	1.40%	1.09%	1.06%	0.98%	0.91%
Dividend payout ratio reconciliation
Dividend payout ratio (GAAP)	28.02%	41.30%	21.43%	20.18%	9.91%
Merger-related and other charges	(0.92)	(5.65)	(1.02)	(2.86)	—
Impact of tax reform on remeasurement of deferred tax asset	—	(11.61)	—	—	—
Impairment of deferred tax asset on canceled non-qualified stock options	—	—	(0.14)	—	—
Release of disproportionate tax effects lodged in OCI	—	(0.73)	—	—	—
Dividend payout ratio - operating	27.10%	23.31%	20.27%	17.32%	9.91%
Efficiency ratio reconciliation
Efficiency ratio (GAAP)	57.31%	59.95%	59.80%	63.96%	58.26%
Merger-related and other charges	(1.37)	(3.28)	(2.02)	(5.45)	—
Efficiency ratio - operating	55.94%	56.67%	57.78%	58.51%	58.26%
Average equity to assets reconciliation
Equity to assets (GAAP)	11.24%	10.71%	10.54%	10.27%	9.69%
Effect of goodwill and other intangibles	(2.32)	(1.42)	(1.33)	(0.53)	(0.02)
Tangible equity to assets	8.92	9.29	9.21	9.74	9.67
Effect of preferred equity	—	—	(0.02)	(0.08)	(0.07)
Tangible common equity to assets	8.92%	9.29%	9.19%	9.66%	9.60%
Tangible common equity to risk-weighted assets reconciliation
Tier 1 capital ratio (Regulatory)	12.42%	12.24%	11.23%	11.45%	12.06%
Effect of other comprehensive income	(0.44)	(0.29)	(0.34)	(0.38)	(0.35)
Effect of deferred tax limitation	0.28	0.51	1.26	2.05	3.11
Effect of trust preferred	(0.26)	(0.36)	(0.25)	(0.08)	(1.00)
Effect of preferred equity	—	—	—	(0.15)	—
Basel III intangibles transition adjustment	—	(0.05)	(0.06)	(0.10)	—
Basel III disallowed investments	—	—	—	0.03	—
Tangible common equity to risk-weighted assets	12.00%	12.05%	11.84%	12.82%	13.82%

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Non-GAAP Performance Measures Reconciliation - Quarterly
Selected Financial Information

	2018				2017
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Expense reconciliation
Expenses (GAAP)	$78,242	$77,718	$76,850	$73,475	$75,882	$65,674	$63,229	$62,826
Merger-related and other charges	(1,234)	(592)	(2,873)	(2,646)	(7,358)	(3,420)	(1,830)	(2,054)
Expenses - operating	$77,008	$77,126	$73,977	$70,829	$68,524	$62,254	$61,399	$60,772
Net income reconciliation
Net income (GAAP)	$45,137	$43,682	$39,634	$37,658	$(11,916)	$27,946	$28,267	$23,524
Merger-related and other charges	1,234	592	2,873	2,646	7,358	3,420	1,830	2,054
Income tax benefit of merger-related and other charges	(604)	(141)	(121)	(628)	(1,165)	(1,147)	(675)	(758)
Impact of tax reform on remeasurement of deferred tax asset	—	—	—	—	38,199	—	—	—
Release of disproportionate tax effects lodged in OCI	—	—	—	—	—	—	—	3,400
Net income - operating	$45,767	$44,133	$42,386	$39,676	$32,476	$30,219	$29,422	$28,220
Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$0.56	$0.54	$0.49	$0.47	$(0.16)	$0.38	$0.39	$0.33
Merger-related and other charges	0.01	0.01	0.04	0.03	0.08	0.03	0.02	0.01
Impact of tax reform on remeasurement of deferred tax asset	—	—	—	—	0.50	—	—	—
Release of disproportionate tax effects lodged in OCI	—	—	—	—	—	—	—	0.05
Diluted income per common share - operating	$0.57	$0.55	$0.53	$0.50	$0.42	$0.41	$0.41	$0.39
Book value per common share reconciliation
Book value per common share (GAAP)	$18.24	$17.56	$17.29	$17.02	$16.67	$16.50	$15.83	$15.40
Effect of goodwill and other intangibles	(4.00)	(4.02)	(4.04)	(4.06)	(3.02)	(2.39)	(2.09)	(2.10)
Tangible book value per common share	$14.24	$13.54	$13.25	$12.96	$13.65	$14.11	$13.74	$13.30
Return on tangible common equity reconciliation
Return on common equity (GAAP)	12.08%	11.96%	11.20%	11.11%	(3.57)%	9.22%	9.98%	8.54%
Merger-related and other charges	0.17	0.13	0.77	0.60	1.86	0.75	0.41	0.47
Impact of tax reform on remeasurement of deferred tax asset	—	—	—	—	11.44	—	—	—
Release of disproportionate tax effects lodged in OCI	—	—	—	—	—	—	—	1.24
Return on common equity - operating	12.25	12.09	11.97	11.71	9.73	9.97	10.39	10.25
Effect of goodwill and other intangibles	3.63	3.72	3.82	3.55	2.20	1.96	1.80	1.85
Return on tangible common equity - operating	15.88%	15.81%	15.79%	15.26%	11.93%	11.93%	12.19%	12.10%
Return on assets reconciliation
Return on assets (GAAP)	1.43%	1.41%	1.30%	1.26%	(0.40)%	1.01%	1.06%	0.89%
Merger-related and other charges	0.02	0.01	0.09	0.07	0.20	0.08	0.04	0.05
Impact of tax reform on remeasurement of deferred tax asset	—	—	—	—	1.30	—	—	—
Release of disproportionate tax effects lodged in OCI	—	—	—	—	—	—	—	0.13
Return on assets - operating	1.45%	1.42%	1.39%	1.33%	1.10%	1.09%	1.10%	1.07%
Dividend payout ratio reconciliation
Dividend payout ratio (GAAP)	28.57%	27.78%	30.61%	25.53%	(62.50)%	26.32%	23.08%	27.27%
Merger-related and other charges	(0.50)	(0.51)	(2.31)	(1.53)	12.04	(1.93)	(1.13)	(0.98)
Impact of tax reform on remeasurement of deferred tax asset	—	—	—	—	74.27	—	—	—
Release of disproportionate tax effects lodged in OCI	—	—	—	—	—	—	—	(3.21)
Dividend payout ratio - operating	28.07%	27.27%	28.30%	24.00%	23.81%	24.39%	21.95%	23.08%
Efficiency ratio reconciliation
Efficiency ratio (GAAP)	56.73%	56.82%	57.94%	57.83%	63.03%	59.27%	57.89%	59.29%
Merger-related and other charges	(0.90)	(0.43)	(2.17)	(2.08)	(6.11)	(3.09)	(1.68)	(1.94)
Efficiency ratio - operating	55.83%	56.39%	55.77%	55.75%	56.92%	56.18%	56.21%	57.35%
Average equity to assets reconciliation
Equity to assets (GAAP)	11.35%	11.33%	11.21%	11.03%	11.21%	10.86%	10.49%	10.24%
Effect of goodwill and other intangibles	(2.31)	(2.36)	(2.38)	(2.21)	(1.69)	(1.41)	(1.26)	(1.28)
Tangible common equity to assets	9.04%	8.97%	8.83%	8.82%	9.52%	9.45%	9.23%	8.96%
Tangible common equity to risk-weighted assets reconciliation
Tier 1 capital ratio (Regulatory)	12.42%	12.25%	11.94%	11.61%	12.24%	12.27%	11.91%	11.46%
Effect of other comprehensive income	(0.44)	(0.68)	(0.57)	(0.50)	(0.29)	(0.13)	(0.15)	(0.24)
Effect of deferred tax limitation	0.28	0.30	0.33	0.42	0.51	0.94	0.95	1.13
Effect of trust preferred	(0.26)	(0.26)	(0.34)	(0.34)	(0.36)	(0.24)	(0.25)	(0.25)
Basel III intangibles transition adjustment	—	—	—	—	(0.05)	(0.04)	(0.02)	(0.03)
Tangible common equity to risk-weighted assets	12.00%	11.61%	11.36%	11.19%	12.05%	12.80%	12.44%	12.07%

Results of Operations

United reported net income of $166 million for the year ended December 31, 2018. This compared to net income of $67.8 million in 2017. Diluted earnings per common share for 2018 were $2.07, compared to diluted earnings per common share for 2017 of $0.92.

Net Interest Revenue

Net interest revenue (the difference between the interest earned on assets and the interest paid on deposits and other liabilities) is the single largest component of revenue. Management seeks to optimize this revenue while balancing interest rate, credit, and liquidity risks. Net interest revenue for 2018 was $439 million, compared to $356 million for 2017 and $310 million for 2016. Taxable equivalent net interest revenue totaled $441 million in 2018, an increase of $82.6 million, or 23%, from 2017. Taxable equivalent net interest revenue for 2017 increased $47.4 million, or 15%, from 2016.

The combination of the larger earning asset base from the Acquisitions, growth in the loan portfolio and a wider net interest margin were responsible for the increase in net interest revenue.

Average interest-earning assets for 2018 increased $1.12 billion, or 11%, from 2017, due primarily to the increase in loans. Average loans increased $1.02 billion, or 14%, from 2017, while the yield on loans increased 73 basis points, reflecting the effect of rising interest rates on the floating rate loans in the portfolio and the addition of higher yielding loans from FOFN and NLFC.

Average interest-bearing liabilities in 2018 increased $582 million, or 8%, from the prior year, partly due to deposits received through the Acquisitions, as funding needs increased with the increase in loans and a larger securities portfolio. Average noninterest-bearing deposits increased $385 million from 2017 to 2018, providing some of United’s 2018 funding needs. The average cost of interest-bearing liabilities for 2018 was 0.82% compared to 0.49% for 2017, reflecting a higher average rate on interest-bearing deposits as United increased deposit rates to retain and capture more deposit market share, as well as a higher average rate on short-term borrowings.

The banking industry uses two key ratios to measure relative profitability of net interest revenue: the net interest spread and the net interest margin. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread eliminates the effect of noninterest-bearing deposits and other noninterest-bearing funding sources and gives a direct perspective on the effect of market interest rate movements. The net interest margin is an indication of the profitability of a company’s overall balance sheet management activities and is defined as net interest revenue as a percentage of total average interest-earning assets, which includes the positive effect of funding a portion of interest-earning assets with customers’ noninterest-bearing deposits and with shareholders’ equity.

For 2018, 2017 and 2016, the net interest spread was 3.63%, 3.37%, and 3.24%, respectively, while the net interest margin was 3.91%, 3.52%, and 3.36%, respectively. In 2018 and 2017, increases in loan yield and securities yield were only partially offset by an increase in the cost of interest-bearing liabilities, as rates paid on core deposits lagged general increases in market rates.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-bearing liabilities.

Table 2 - Average Consolidated Balance Sheets and Net Interest Margin Analysis
For the Years Ended December 31,
(In thousands, fully taxable equivalent (FTE))

	2018			2017			2016
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$8,170,143	$420,001	5.14%	$7,150,211	$315,138	4.41%	$6,412,740	$268,478	4.19%
Taxable securities (3)	2,745,715	73,496	2.68	2,761,983	70,172	2.54	2,665,051	63,413	2.38
Tax-exempt securities (FTE) (1)(3)	152,855	5,641	3.69	85,415	3,627	4.25	26,244	1,005	3.83
Federal funds sold and other interest-earning assets	213,137	2,968	1.39	164,314	2,966	1.81	152,722	3,149	2.06
Total interest-earning assets (FTE)	11,281,850	502,106	4.45	10,161,923	391,903	3.86	9,256,757	336,045	3.63
Noninterest-earning assets:
Allowance for loan losses	(61,443)			(60,602)			(65,294)
Cash and due from banks	135,345			107,053			95,613
Premises and equipment	216,646			198,970			187,698
Other assets (3)	711,671			607,174			579,051
Total assets	$12,284,069			$11,014,518			$10,053,825
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$2,018,404	$7,390	0.37	$1,950,827	$3,365	0.17	$1,826,729	$1,903	0.10
Money market	2,206,643	12,097	0.55	2,136,336	7,033	0.33	1,941,288	4,982	0.26
Savings deposits	672,735	150	0.02	591,831	135	0.02	515,179	135	0.03
Time deposits	1,547,221	12,585	0.81	1,338,859	5,417	0.40	1,289,876	3,138	0.24
Brokered deposits	347,072	7,321	2.11	108,891	1,112	1.02	171,420	(2)	—
Total interest-bearing deposits	6,792,075	39,543	0.58	6,126,744	17,062	0.28	5,744,492	10,156	0.18
Federal funds purchased and other borrowings	57,376	1,112	1.94	26,856	352	1.31	34,906	399	1.14
Federal Home Loan Bank advances	328,871	6,345	1.93	576,472	6,095	1.06	499,026	3,676	0.74
Long-term debt	290,004	14,330	4.94	156,327	10,226	6.54	170,479	11,005	6.46
Total borrowed funds	676,251	21,787	3.22	759,655	16,673	2.19	704,411	15,080	2.14
Total interest-bearing liabilities	7,468,326	61,330	0.82	6,886,399	33,735	0.49	6,448,903	25,236	0.39
Noninterest-bearing liabilities:
Noninterest-bearing deposits	3,207,625			2,823,005			2,432,846
Other liabilities	227,980			124,832			112,774
Total liabilities	10,903,931			9,834,236			8,994,523
Shareholders’ equity	1,380,138			1,180,282			1,059,302
Total liabilities and shareholders’ equity	$12,284,069			$11,014,518			$10,053,825
Net interest revenue (FTE)		$440,776			$358,168			$310,809
Net interest-rate spread (FTE)			3.63%			3.37%			3.24%
Net interest margin (FTE) (4)			3.91%			3.52%			3.36%

(1)
Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 26% in 2018 and 39% in 2017 and 2016, reflecting the statutory federal rate and the federal tax adjusted state tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)
Securities available for sale are shown at amortized cost. Pretax unrealized losses of $45.2 million, and pretax unrealized gains of $4.33 million and $16.0 million in 2018, 2017 and 2016, respectively, are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

The following table shows the relative effect on net interest revenue resulting from changes in the average outstanding balances (volume) of interest-earning assets and interest-bearing liabilities and the rates earned and paid by United on such assets and liabilities.

Table 3 - Change in Interest Revenue and Interest Expense
(in thousands, fully taxable equivalent)

	2018 Compared to 2017 Increase (decrease) due to changes in			2017 Compared to 2016 Increase (decrease) due to changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$48,405	$56,458	$104,863	$31,991	$14,669	$46,660
Taxable securities	(416)	3,740	3,324	2,361	4,398	6,759
Tax-exempt securities	2,542	(528)	2,014	2,501	121	2,622
Federal funds sold and other interest-earning assets	767	(765)	2	228	(411)	(183)
Total interest-earning assets	51,298	58,905	110,203	37,081	18,777	55,858
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	120	3,905	4,025	137	1,325	1,462
Money Market	239	4,825	5,064	538	1,513	2,051
Savings deposits	18	(3)	15	19	(19)	—
Time deposits	957	6,211	7,168	123	2,156	2,279
Brokered deposits	4,175	2,034	6,209	—	1,114	1,114
Total interest-bearing deposits	5,509	16,972	22,481	817	6,089	6,906
Federal funds purchased and other short-term borrowings	535	225	760	(100)	53	(47)
Federal Home Loan Bank advances	(3,357)	3,607	250	636	1,783	2,419
Long-term debt	7,081	(2,977)	4,104	(924)	145	(779)
Total borrowed funds	4,259	855	5,114	(388)	1,981	1,593
Total interest-bearing liabilities	9,768	17,827	27,595	429	8,070	8,499
Increase in net interest revenue	$41,530	$41,078	$82,608	$36,652	$10,707	$47,359

Any variance attributable jointly to volume and rate changes is allocated to the volume and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Credit Losses

The provision for credit losses is based on management’s evaluation of probable incurred losses in the loan portfolio and unfunded loan commitments as measured by analysis of the allowance for credit losses at the end of each reporting period. The provision for credit losses was $9.50 million in 2018, compared to a provision of $3.80 million in 2017 and a release of provision of $800,000 in 2016. The amount of provision recorded in each year was the amount required such that the total allowance for credit losses reflected the appropriate balance, in the estimation of management, and was sufficient to cover incurred losses in the loan portfolio. The increase in provision expense in 2018 was primarily due to the NLFC acquisition. The increase in 2017 was due to loan growth as credit quality measures remained favorable and stable. The ratio of net loan charge-offs to average outstanding loans for 2018 was 0.07% compared with 0.08% for 2017 and 0.11% for 2016.

The allowance for unfunded loan commitments, which is included in other liabilities in the consolidated balance sheets, represents probable incurred losses on unfunded loan commitments that are expected to result in outstanding loan balances. The allowance for unfunded loan commitments was established through the provision for credit losses. At December 31, 2018, the allowance for unfunded commitments was $3.41 million compared with $2.31 million at December 31, 2017 and $2.00 million at December 31, 2016.

Additional discussion on credit quality and the allowance for loan losses is included in the “Asset Quality and Risk Elements” and “Critical Accounting Polices” sections of this report, as well as Note 1 to the consolidated financial statements.

Noninterest Income

The following table presents the components of noninterest income for the periods indicated.

Table 4 - Noninterest Income
For the Years Ended December 31,
(in thousands)				Change
	2018	2017	2016	2018-2017
Overdraft fees	$14,814	$14,004	$13,883	6%
ATM and debit card interchange fees	12,649	16,922	20,839	(25)
Other service charges and fees	8,534	7,369	7,391	16
Service charges and fees	35,997	38,295	42,113	(6)
Mortgage loan and related fees	19,010	18,320	20,292	4
Brokerage fees	5,191	4,633	4,280	12
Gains from sales of SBA/USDA loans	9,277	10,493	9,545	(12)
Bank owned life insurance	3,557	3,261	1,634	9
Customer derivatives	2,669	2,421	4,104	10
Securities (losses) gains, net	(656)	42	982
Other	17,916	10,795	10,747	66
Total noninterest income	$92,961	$88,260	$93,697	5

2018 to 2017 comparison:

Service charges and fees for 2018 decreased $2.30 million compared to 2017 primarily due to the effect of the Durbin Amendment which took effect for United in the third quarter of 2017 and limited the amount of interchange fees United could earn on debit card transactions. The increase in brokerage fees in 2018 compared with a year ago was primarily due to adding financial advisors in 2018 and 2017.

Mortgage loan and related fees increased 4% from 2017, which is a reflection of United’s focus on growing the mortgage business by recruiting new mortgage lenders in key metropolitan markets and an increase in purchase and refinancing activity. In 2018, United closed 3,770 mortgage loans totaling $891 million, which represents an additional 542 loans and an increase of $146 million in loans closed from 2017. In 2018 and 2017, new home purchase mortgages accounted for 63% of production volume.

In 2018, United realized $9.28 million in gains from the sales of the guaranteed portion of SBA and USDA loans, compared to $10.5 million in 2017. United’s SBA/USDA lending strategy includes selling a portion of the loan production each quarter. United retains the servicing rights on the sold loans and earns a fee for servicing the loans. In 2018, United sold the guaranteed portion of loans in the amount of $121 million, compared to $117 million for 2017. The decrease in gains recognized in 2018 compared to 2017 reflects a decrease in the premiums received on the sold loans.

Other noninterest income increased $7.12 million in 2018 compared to 2017. The primary contributors to the increase included revenue from NLFC of approximately $4.69 million, $533,000 in gains from the prepayment of fixed rate FHLB advances and $1.16 million in gains from the cancellation of interest rate swaps and caps that were serving as economic hedges to protect against rising interest rates.

United realized net securities losses of $656,000 and gains of $42,000 during 2018 and 2017, respectively. The securities losses realized in 2018 were part of the same balance sheet management activities described above that resulted in the gains from prepayment of FHLB advances and cancellation of derivative instruments. The gains from those activities more than offset the securities losses.

2017 to 2016 comparison:

Service charges and fees for 2017 decreased $3.82 million, or 9%, in 2017 compared to 2016. The decrease was primarily due to the effect of the Durbin Amendment discussed above.

Mortgage loan and related fees of $18.3 million were down $1.97 million, or 10%, for 2017 compared to 2016. The decrease reflected a combination of factors including our strategic decision to hold more mortgages on our balance sheet, margin compression and a decline in refinance activity in a rising rate environment. In addition, 2016 included the impact of moving to mandatory delivery of loans to the secondary market from best efforts, which accelerated revenue recognition to the time of the rate lock. In 2017, United closed 3,228 mortgage loans totaling $745 million compared with 3,246 loans totaling $718 million in 2016. In 2017, new home purchase mortgages of $468 million accounted for 63% of production volume compared with $382 million, or 53%, of production volume in 2016.

Fees from customer swap transactions decreased $1.68 million from 2016 due to lower demand for this product. United provides interest rate swaps to commercial customers who desire fixed rate loans. United makes a floating rate loan to those customers and enters into an interest rate swap contract with the customer to swap the floating rate to a fixed rate. United then enters into an offsetting swap with a swap dealer with terms that mirror the customer swap. The fixed and variable legs of the customer and dealer swaps offset leaving United with the equivalent of a variable rate loan.

Earnings from bank owned life insurance were up $1.63 million, or 100% from 2016 due to the purchase of $30 million of bank owned life insurance in late 2016 and early 2017, as well as the acquisition of HCSB and FOFN, both of which had bank owned life insurance policies.

In 2017, United realized $10.5 million in gains from the sales of the guaranteed portion of SBA and USDA loans, compared to $9.55 million in 2016. In 2017, United sold the guaranteed portion of loans in the amount of $117 million, compared to $120 million for 2016. The increase in the related gain in 2017 compared to 2016 reflects an increase in the premiums received on the sold loans.

Noninterest Expenses

The following table presents the components of noninterest expenses for the periods indicated.

Table 5 - Noninterest Expenses
For the Years Ended December 31,
(in thousands)				Change
	2018	2017	2016	2018-2017
Salaries and employee benefits	$181,015	$153,098	$138,789	18%
Communications and equipment	21,277	19,660	18,355	8
Occupancy	22,781	20,344	19,603	12
Advertising and public relations	5,991	4,242	4,426	41
Postage, printing and supplies	6,416	5,952	5,382	8
Professional fees	15,540	12,074	11,822	29
FDIC assessments and other regulatory charges	8,491	6,534	5,866	30
Amortization of core deposit intangibles	4,915	4,084	4,182	20
Other	32,514	26,961	24,742	21
Total excluding merger-related and other charges and amortization of noncompete agreements	298,940	252,949	233,167	18
Merger-related and other charges	5,414	13,901	8,122	(61)
Amortization of noncompete agreements	1,931	761	—
Total noninterest expenses	$306,285	$267,611	$241,289	14

2018 to 2017 comparison:

Noninterest expenses increased in 2018 compared to 2017 primarily due to the addition of operating expenses associated with the Acquisitions.

Salaries and employee benefits increased $27.9 million in 2018 due to a number of factors including additional staff resulting from the Acquisitions, as well as investments in additional staff and teams to expand Commercial Banking Solutions and other key areas. These factors contributed to an 8% increase in the full-time equivalent headcount to 2,312 at December 31, 2018 since the prior year-end.

FDIC assessments and other regulatory charges increased in 2018 as a result of a larger balance sheet and being assessed at the higher deposit insurance rate for banks exceeding $10 billion in assets for the full year in 2018. Amortization of intangibles increased relative to 2017 due to the additional amortization resulting from intangibles related to the HCSB and FOFN acquisitions. Professional fees increased primarily due to the Acquisitions, corporate and technology related projects, and increased legal fees associated with loan growth. Merger-related and other charges decreased $8.47 million from 2017 mostly as a result of a reduced level of merger-related activity in 2018 in comparison to the prior year.

2017 to 2016 comparison:

The $26.3 million, or 11%, increase in total noninterest expenses from 2016 to 2017 was primarily due to the inclusion of operating expenses associated with the acquisitions of Tidelands, HCSB and FOFN.

Salaries and employee benefits expense for 2017 increased $14.3 million, or 10%, from 2016. The increase was due to a number of factors including investments in additional staff and additional staff resulting from the acquisitions of HCSB and FOFN. Full-time equivalent headcount totaled 2,137 at December 31, 2017 compared to 1,916 at December 31, 2016, an increase of 12%.

Amortization of noncompete intangibles increased due to the addition of HCSB and FOFN. Communications and equipment expense of $19.7 million for 2017 was up $1.31 million, or 7%, from 2016 due to higher software maintenance contracts and higher equipment depreciation charges mostly resulting from the 2017 and 2016 acquisitions.

FDIC assessments and other regulatory charges expense for 2017 increased $668,000, or 11%, from 2016 due to a larger balance sheet as well as the effect of the higher deposit insurance assessment imposed beginning in the third quarter of 2017 as a result of United’s exceeding the $10 billion asset size threshold.

In 2017, merger-related and other charges consisted primarily of merger costs of $10.4 million associated with the acquisitions of HCSB and FOFN, impairment charges on surplus bank properties of $1.14 million, executive retirement costs of $1.53 million and branch closure costs of $831,000. The 2016 charges, which included severance, conversion and legal and professional fees were primarily related to the Palmetto Bancshares, Inc. and Tidelands acquisitions.

Income Taxes

Income tax expense was $49.8 million in 2018, compared to $105 million in 2017 and $62.3 million in 2016. Income tax expense for 2018, 2017 and 2016 represents an effective tax rate of 23.1%, 60.8% and 38.2%, respectively. The abnormally high tax expense and effective tax rate in 2017 reflects a $38.2 million charge to remeasure United’s deferred tax assets at the new lower federal income tax rate of 21% following the passage of the Tax Act on December 22, 2017.

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

Management assesses whether a valuation allowance should be established against the deferred tax asset based on the consideration of all available evidence using a “more likely than not” standard. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence with more weight given to evidence that can be objectively verified. Each quarter, management considers both positive and negative evidence and analyzes changes in near-term market conditions as well as other factors which may impact future operating results. Based on all evidence considered, as of December 31, 2018 and 2017, management concluded that it was more likely than not that nearly all of the net deferred tax asset would be realized. Management expects to generate levels of future taxable income that will allow for full utilization of most of United’s net operating loss carryforwards within the statutory carryforward periods. The valuation allowance of $3.37 million at December 31, 2018 was related to specific state income tax credits and certain acquired state net operating losses, both of which are expected to expire unused.

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of income tax computed by applying the statutory federal income tax rate to income before income taxes, can be found in Note 16 to the consolidated financial statements.

Fourth Quarter 2018 Discussion

Net interest revenue for the fourth quarter of 2018 increased $17.4 million, or 18%, to $115 million from the same period a year ago, which is primarily attributable to the increase in the loan portfolio and the increased yield on loans. The increase in loans is primarily attributable to organic loan growth and the acquisition of NLFC. The increase in yield on the loan portfolio reflects the effect of rising interest rates on floating rate loans and the acquisition of higher yielding loans from NLFC. The net interest margin for the fourth quarter of 2018 increased to 3.97% from 3.63% in the fourth quarter of 2017, reflecting the higher yields on earning assets, partially offset by a smaller increase in the average rate paid on interest-bearing liabilities.

United recorded a provision for credit losses in the fourth quarter of 2018 of $2.10 million, compared to $1.20 million for the fourth quarter of 2017. The increase was primarily due to loan growth as credit quality remained stable.

The following table presents the components of noninterest income for the periods indicated.

Table 6 - Quarterly Noninterest Income
(in thousands)

	Three Months Ended December 31,
	2018	2017	Change
Overdraft fees	$3,917	$3,731	5%
ATM and debit card fees	3,076	3,188	(4)
Other service charges and fees	2,173	1,851	17
Service charges and fees	9,166	8,770	5
Mortgage loan and related fees	3,082	4,885	(37)
Brokerage fees	1,593	1,068	49
Gains from sales of SBA/USDA loans	2,493	3,102	(20)
Customer derivatives	628	613	2
Securities gains (losses), net	646	(148)
Other	5,437	3,638	49
Total noninterest income	$23,045	$21,928	5

Noninterest income for the fourth quarter of 2018 increased $1.12 million from the fourth quarter of 2017. Service charges and fees on deposit accounts increased from the fourth quarter of 2017, which was primarily attributable to volume driven increases provided by the acquisition of FOFN. The $1.80 million decrease in mortgage fees between the fourth quarter of 2017 and 2018 was primarily due to the decrease in the fair value of the mortgage servicing asset, resulting from higher expected prepayments on mortgage loans due to a sharp decrease in the 10-year U. S. Treasury rate in December of 2018. The increase in brokerage fees in the fourth quarter of 2018 compared with a year ago primarily related to the addition of financial advisors in 2018. Sales of $34.7 million in SBA/USDA loans in fourth quarter 2018 resulted in net gains of $2.49 million, compared to $33.6 million sold in fourth quarter 2017, resulting in net gains of $3.10 million. The primary driver in the increase in other noninterest income was the addition of other income from NLFC, which totaled approximately $1.46 million in the fourth quarter of 2018.

The following table presents noninterest expenses for the periods indicated.

Table 7 - Quarterly Noninterest Expenses
(in thousands)

	Three Months Ended December 31,
	2018	2017	Change
Salaries and employee benefits	$45,631	$41,042	11%
Communications and equipment	6,206	5,217	19
Occupancy	5,842	5,542	5
Advertising and public relations	1,650	895	84
Postage, printing and supplies	1,520	1,825	(17)
Professional fees	4,105	3,683	11
FDIC assessments and other regulatory charges	1,814	1,776	2
Amortization of core deposit intangibles	1,151	1,243	(7)
Other	9,089	7,301	24
Total excluding merger-related and other charges and amortization of noncompete agreements	77,008	68,524	12
Merger-related and other charges	965	6,841
Amortization of noncompete agreements	269	517
Total noninterest expenses	$78,242	$75,882	3

Operating expenses excluding merger-related and other charges increased $8.48 million from the fourth quarter of 2017 to the fourth quarter of 2018, largely due to the acquisitions of FOFN and NLFC. $4.59 million of the increase was attributable to the increase in salaries and employee benefits, which was due to a number of factors including investments in additional staff and new teams to expand Commercial Banking Solutions and other key areas, additional staff resulting from the acquisitions, and incentive accruals. Communications and equipment expense increased $989,000 from the fourth quarter of 2017 primarily as a result of various technology related projects and higher software maintenance contracts. The increase in advertising and public relations was mostly due to the timing of advertising campaigns as well as an increase in sponsorships and charitable giving in the fourth quarter of 2018. Professional fees increased $422,000 in the fourth quarter of 2018 compared to fourth quarter of 2017 due to increased legal fees associated with loan growth. Other expenses were up $1.79 million from the fourth quarter of 2017 due to a number of factors including higher lending support costs resulting from higher loan production volume. Merger-related and other charges decreased by $5.88 million due to the lack of merger-related activity during the fourth quarter of 2018 compared to 2017, which included merger charges primarily related to HCSB and FOFN.

Balance Sheet Review

Total assets at December 31, 2018 were $12.6 billion, an increase of $658 million, or 6%, from December 31, 2017. On a daily average basis, total assets increased $1.27 billion, or 12%, from 2017 to 2018. Average interest-earning assets for 2018 and 2017 were $11.3 billion and $10.2 billion, respectively.

Loans

United’s loan portfolio is its largest category of interest-earning assets. Many of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, South Carolina, North Carolina and Tennessee, including customers who have a seasonal residence in United’s market areas, or are generated by the Commercial Banking Solutions division that focuses on specific commercial loan businesses, such as SBA, franchise, and equipment finance lending that offer services nationwide. Approximately 74% of loans are secured by real estate. Total loans averaged $8.17 billion in 2018, compared with $7.15 billion in 2017, an increase of 14%. At December 31, 2018, total loans were $8.38 billion, an increase of 8%, from December 31, 2017. Loans increased year over year due to organic growth and the acquisition of NLFC.

The following table presents the composition of United’s loan portfolio for the last five years.

Table 8 - Loans Outstanding
As of December 31,
(in thousands)

Loans by Category	2018	2017	2016	2015	2014
Owner occupied commercial real estate	$1,647,904	$1,923,993	$1,650,360	$1,570,988	$1,256,779
Income producing commercial real estate	1,812,420	1,595,174	1,281,541	1,020,464	766,834
Commercial & industrial	1,278,347	1,130,990	1,069,715	784,870	709,615
Commercial construction	796,158	711,936	633,921	518,335	364,564
Equipment financing	564,614	—	—	—	—
Total commercial	6,099,443	5,362,093	4,635,537	3,894,657	3,097,792
Residential mortgage	1,049,232	973,544	856,725	764,175	613,592
Home equity lines of credit	694,010	731,227	655,410	589,325	455,825
Residential construction	211,011	183,019	190,043	176,202	131,382
Consumer direct	122,013	127,504	123,567	115,111	104,899
Indirect auto	207,692	358,185	459,354	455,971	268,629
Total loans	$8,383,401	$7,735,572	$6,920,636	$5,995,441	$4,672,119

Loans by Market	2018	2017	2016	2015	2014
North Georgia	$980,968	$1,018,945	$1,096,974	$1,125,123	$1,163,479
Atlanta MSA	1,506,990	1,510,067	1,398,657	1,259,377	1,243,535
North Carolina	1,071,790	1,049,592	544,792	548,591	552,527
Coastal Georgia	587,988	629,919	581,138	536,598	455,709
Gainesville MSA	246,715	248,060	247,410	254,016	257,449
East Tennessee	477,403	474,515	503,843	504,277	280,312
South Carolina	1,645,567	1,485,632	1,233,185	819,560	29,786
Commercial Banking Solutions	1,658,288	960,657	855,283	491,928	420,693
Indirect auto	207,692	358,185	459,354	455,971	268,629
Total loans	$8,383,401	$7,735,572	$6,920,636	$5,995,441	$4,672,119

As of December 31, 2018, United’s 25 largest credit relationships consisted of loans and loan commitments ranging from $19.3 million to $45.5 million, with an aggregate total credit exposure of $628 million. Total credit exposure includes $183 million in unfunded commitments and $445 million in balances outstanding, excluding participations sold. United had 21 lending relationships whose total credit exposure exceeded $20 million of which only eight relationships were in excess of $25 million.

The following table sets forth the maturity distribution of commercial and construction loans, including the interest rate sensitivity for loans maturing after one year.

Table 9 - Loan Portfolio Maturity
As of December 31, 2018
(in thousands)

	Maturity				Rate Structure for Loans Maturing Over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
Commercial (commercial and industrial)	$262,523	$625,941	$389,883	$1,278,347	$368,645	$647,179
Construction (commercial and residential)	402,672	424,832	179,665	1,007,169	154,250	450,247
Equipment financing	43,224	475,774	45,616	564,614	521,390	—
Total	$708,419	$1,526,547	$615,164	$2,850,130	$1,044,285	$1,097,426

Asset Quality and Risk Elements

United manages asset quality and controls credit risk through review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices. United’s credit administration function is responsible for monitoring asset quality and Board of Directors approved portfolio concentration limits, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures among all of the community banking and commercial banking solutions areas. Additional information on United’s credit administration function is included in Item 1 under the heading “Lending Activities.”

Home equity lines generally require the payment of interest only for a set period after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both principal and interest. At December 31, 2018 and 2017, the funded portion of home equity lines totaled $694 million and $731 million, respectively. Of the $694 million in balances outstanding at December 31, 2018, $414 million, or 60%, were first liens. At December 31, 2018, 52% of the total available home equity lines were drawn upon.

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

Table 10 - Performing Classified Loans
As of December 31,
(in thousands)

	2018	2017	2016	2015	2014
By Category
Owner occupied commercial real estate	$32,909	$41,467	$42,169	$44,790	$52,671
Income producing commercial real estate	18,048	30,061	29,379	37,638	29,194
Commercial & industrial	20,980	11,879	8,903	5,967	7,664
Commercial construction	9,549	8,264	8,840	8,622	14,263
Equipment financing	217	—	—	—	—
Total commercial	81,703	91,671	89,291	97,017	103,792
Residential mortgage	5,623	15,323	15,324	18,141	15,985
Home equity lines of credit	1,665	6,055	5,060	6,851	5,181
Residential construction	293	1,837	2,726	3,548	1,479
Consumer direct	165	515	584	757	1,382
Indirect auto	1,334	1,760	1,362	1,213	574
Total	$90,783	$117,161	$114,347	$127,527	$128,393
By Market
North Georgia	$16,477	$30,952	$39,438	$46,668	$55,821
Atlanta MSA	10,863	9,358	17,954	25,723	31,201
North Carolina	11,556	30,670	11,089	14,087	16,479
Coastal Georgia	2,730	3,322	4,516	5,187	15,642
Gainesville MSA	519	750	713	566	1,109
East Tennessee	8,543	10,953	7,485	9,522	5,933
South Carolina	26,277	27,212	31,623	23,620	—
Commercial Banking Solutions	12,484	2,184	167	941	1,634
Indirect auto	1,334	1,760	1,362	1,213	574
Total loans	$90,783	$117,161	$114,347	$127,527	$128,393

At December 31, 2018, performing classified loans totaled $90.8 million. The decrease of $26.4 million from the prior year end coincides with the overall decrease in classified loans from December 31, 2017.

Reviews of classified performing and non-performing loans, TDRs, past due loans and larger credits are conducted on a regular basis and are designed to identify risk migration and potential charges to the allowance for loan losses. These reviews are presented by the responsible lending officers or respective credit officer and specific action plans are discussed along with the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, changes in risk profile, the effect of prevailing economic conditions on the borrower and other factors specific to the borrower and its industry. In addition to the reviews mentioned above, United also has an internal loan review team which directly reviews the portfolio in conjunction with external loan review to ensure the objectivity of the loan review process.

The provision for credit losses charged to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level appropriate to absorb probable incurred losses in the loan portfolio at the balance sheet date. The amount each quarter is dependent upon many factors, including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and other macro-economic factors and trends. The evaluation of these factors is performed quarterly by management through an analysis of the appropriateness of the allowance for loan losses. The increase in the 2018 provision and the higher level of the allowance for loan losses compared to the previous year reflects loan growth, as credit quality remained stable.

The allocation of the allowance for credit losses is based on historical data, subjective judgment and estimates and, therefore, is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur.

The following table summarizes the allocation of the allowance for credit losses for each of the past five years.

Table 11 - Allocation of Allowance for Credit Losses
As of December 31,
(in thousands)

	2018		2017		2016		2015		2014
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Owner occupied commercial real estate	$12,207	19	$14,776	25	$16,446	24	$18,016	26	$18,174	27
Income producing commercial real estate	11,073	22	9,381	21	8,843	18	11,548	17	14,517	16
Commercial & industrial	4,802	15	3,971	15	3,810	16	4,433	13	3,252	15
Commercial construction	10,337	9	10,523	9	13,405	9	9,553	9	10,901	8
Equipment financing	5,452	7	—	—	—	—	—	—	—	—
Total commercial	43,871	72	38,651	70	42,504	67	43,550	65	46,844	66
Residential mortgage	8,295	13	10,097	13	8,545	13	12,719	13	14,133	13
Home equity lines of credit	4,752	8	5,177	9	4,599	9	5,956	10	4,476	10
Residential construction	2,433	3	2,729	2	3,264	3	4,002	3	4,374	3
Consumer direct	853	2	710	2	708	2	828	2	731	2
Indirect auto	999	2	1,550	4	1,802	6	1,393	7	1,061	6
Total allowance for loan losses	61,203	100	58,914	100	61,422	100	68,448	100	71,619	100
Allowance for unfunded commitments	3,410		2,312		2,002		2,542		1,930
Total allowance for credit losses	$64,613		$61,226		$63,424		$70,990		$73,549

* Loan balance in each category, expressed as a percentage of total loans.

The following table presents a summary of changes in the allowance for credit losses for each of the past five years.

Table 12 - Allowance for Credit Losses
Years Ended December 31,
(in thousands)
	2018	2017	2016	2015	2014
Balance beginning of period	$58,914	$61,422	$68,448	$71,619	$76,762
Charge-offs:
Owner occupied commercial real estate	303	406	2,029	2,901	4,567
Income producing commercial real estate	3,304	2,985	1,433	1,280	2,671
Commercial & industrial	1,669	1,528	1,830	1,358	2,145
Commercial construction	622	1,023	837	1,947	1,574
Equipment financing	1,536	—	—	—	—
Residential mortgage	754	1,473	1,151	1,615	5,011
Home equity lines of credit	1,194	1,435	1,690	1,094	2,314
Residential construction	54	129	533	851	1,837
Consumer direct	2,445	1,803	1,459	1,597	2,008
Indirect auto	1,277	1,420	1,399	772	540
Total loans charged-off	13,158	12,202	12,361	13,415	22,667
Recoveries:
Owner occupied commercial real estate	1,227	980	706	755	3,343
Income producing commercial real estate	1,064	178	580	866	1,009
Commercial & industrial	1,390	1,768	1,689	2,174	1,665
Commercial construction	734	1,018	821	736	503
Equipment financing	460	—	—	—	—
Residential mortgage	336	314	301	1,080	572
Home equity lines of credit	423	567	386	242	287
Residential construction	376	178	79	173	135
Consumer direct	807	917	800	1,044	1,221
Indirect auto	228	284	233	86	54
Total recoveries	7,045	6,204	5,595	7,156	8,789
Net charge-offs	6,113	5,998	6,766	6,259	13,878
Provision for loan losses	8,402	3,490	(260)	3,088	8,735
Allowance for loan losses at end of period	61,203	58,914	61,422	68,448	71,619

Allowance for unfunded commitments at beginning of period	2,312	2,002	2,542	1,930	2,165
Provision for unfunded commitments	1,098	310	(540)	612	(235)
Allowance for unfunded commitments at end of period	3,410	2,312	2,002	2,542	1,930
Allowance for credit losses	$64,613	$61,226	$63,424	$70,990	$73,549

Total loans:
At year-end	$8,383,401	$7,735,572	$6,920,636	$5,995,441	$4,672,119
Average	8,170,143	7,150,211	6,412,740	5,297,687	4,440,868

Allowance for loan losses as a percentage of year-end loans	0.73%	0.76%	0.89%	1.14%	1.53%

As a percentage of average loans:
Net charge-offs	0.07	0.08	0.11	0.12	0.31
Provision for loan losses	0.10	0.05	—	0.06	0.20

The allowance for credit losses, which includes a portion related to unfunded commitments, totaled $64.6 million at December 31, 2018 compared with $61.2 million at December 31, 2017. At December 31, 2018, the allowance for loan losses was $61.2 million, or 0.73% of total loans, compared with $58.9 million, or 0.76%, of loans at December 31, 2017. The increase in the allowance for credit losses reflects the addition of the NLFC equipment financing loan portfolio and the impact of loan growth.

At December 31, 2018, for acquired loans that had no evidence of credit deterioration at the time of acquisition, the remaining unaccreted fair value discount was $4.31 million.

Management believes that the allowance for credit losses at December 31, 2018 reflects the probable incurred losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if management’s assessment of loan quality or collateral values changes substantially with respect to one or more loan relationships or portfolios. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for credit losses in future periods if, in their opinion, the results of their review warrant such additions. See the “Critical Accounting Policies” section for additional information on the allowance for credit losses.

Nonperforming Assets

Nonperforming loans totaled $23.8 million at December 31, 2018, compared with $23.7 million at December 31, 2017. At December 31, 2018 and 2017, the ratio of nonperforming loans to total loans was 0.28% and 0.31%, respectively. Nonperforming assets, which include nonperforming loans and foreclosed properties, totaled $25.1 million at December 31, 2018, compared with $26.9 million at December 31, 2017.

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

Purchased Credit Impaired (“PCI”) loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or future period yield adjustments. PCI loans were not classified as nonaccrual at December 31, 2018 or 2017 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

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

Table 13 - Nonperforming Assets
As of December 31,
(in thousands)

	2018	2017	2016	2015	2014
Nonaccrual loans (NPLs)	$23,778	$23,658	$21,539	$22,653	$17,881
Foreclosed properties	1,305	3,234	7,949	4,883	1,726
Total nonperforming assets (NPAs)	$25,083	$26,892	$29,488	$27,536	$19,607

NPLs as a percentage of total loans	0.28%	0.31%	0.31%	0.38%	0.38%
NPAs as a percentage of loans and foreclosed properties	0.30	0.35	0.43	0.46	0.42
NPAs as a percentage of total assets	0.20	0.23	0.28	0.29	0.26

The following table summarizes nonperforming assets by category and market.

Table 14 - Nonperforming Assets by Category
(in thousands)

	December 31, 2018			December 31, 2017
	Nonaccrual Loans	Foreclosed Properties	Total NPAs	Nonaccrual Loans	Foreclosed Properties	Total NPAs
BY CATEGORY
Owner occupied commercial real estate	$6,421	$170	$6,591	$4,923	$1,955	$6,878
Income producing commercial real estate	1,160	—	1,160	3,208	244	3,452
Commercial & industrial	1,417	—	1,417	2,097	—	2,097
Commercial construction	605	421	1,026	758	884	1,642
Equipment financing	2,677	—	2,677	—	—	—
Total commercial	12,280	591	12,871	10,986	3,083	14,069
Residential mortgage	8,035	654	8,689	8,776	136	8,912
Home equity lines of credit	2,360	60	2,420	2,024	15	2,039
Residential construction	288	—	288	192	—	192
Consumer direct	89	—	89	43	—	43
Indirect auto	726	—	726	1,637	—	1,637
Total NPAs	$23,778	$1,305	$25,083	$23,658	$3,234	$26,892

BY MARKET
North Georgia	$6,527	$286	$6,813	$7,310	$94	$7,404
Atlanta MSA	1,578	—	1,578	1,395	279	1,674
North Carolina	3,259	743	4,002	4,543	1,213	5,756
Coastal Georgia	1,491	—	1,491	2,044	20	2,064
Gainesville MSA	479	—	479	739	—	739
East Tennessee	1,147	—	1,147	1,462	—	1,462
South Carolina	4,123	276	4,399	3,433	1,059	4,492
Commercial Banking Solutions	4,448	—	4,448	1,095	569	1,664
Indirect auto	726	—	726	1,637	—	1,637
Total NPAs	$23,778	$1,305	$25,083	$23,658	$3,234	$26,892

The following table summarizes activity in nonperforming assets by year.

Table 15 - Activity in Nonperforming Assets
(in thousands)

	2018			2017			2016
	Nonaccrual Loans	Foreclosed Properties	Total NPAs	Nonaccrual Loans	Foreclosed Properties	Total NPAs	Nonaccrual Loans	Foreclosed Properties	Total NPAs
Beginning Balance	$23,658	$3,234	$26,892	$21,539	$7,949	$29,488	$22,653	$4,883	$27,536
Acquisitions	428	—	428	20	1,464	1,484	—	6,998	6,998
Loans placed on non-accrual	22,663	—	22,663	28,621	—	28,621	24,583	—	24,583
Payments received	(14,723)	—	(14,723)	(16,688)	—	(16,688)	(13,783)	—	(13,783)
Loan charge-offs	(5,736)	—	(5,736)	(6,762)	—	(6,762)	(6,011)	—	(6,011)
Foreclosures	(2,512)	3,018	506	(3,072)	4,146	1,074	(5,903)	8,177	2,274
Capitalized costs	—	—	—	—	—	—	—	127	127
Note / property sales	—	(4,664)	(4,664)	—	(9,534)	(9,534)	—	(12,238)	(12,238)
Write downs	—	(456)	(456)	—	(1,127)	(1,127)	—	(387)	(387)
Net gains on sales	—	173	173	—	336	336	—	389	389
Ending Balance	$23,778	$1,305	$25,083	$23,658	$3,234	$26,892	$21,539	$7,949	$29,488

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

At December 31, 2018 and 2017 United had $52.4 million and $58.1 million, respectively, in loans with terms that have been modified in a TDR. Included therein were $7.09 million and $5.50 million, respectively, of TDRs that were classified as nonaccrual and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $45.3 million and $52.6 million, respectively, were performing according to their modified terms and were therefore not considered to be nonperforming assets.

At December 31, 2018 and 2017, there were $55.4 million and $62.3 million, respectively, of loans that were individually evaluated for impairment (“impaired loans”), including TDRs which are by definition considered impaired. Included in impaired loans at December 31, 2018 and 2017 were $23.5 million and $9.37 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value. The remaining balance of impaired loans at December 31, 2018 of $32.0 million had specific reserves that totaled $2.31 million and the balance of impaired loans at December 31, 2017 of $52.9 million had specific reserves that totaled $3.26 million. The average recorded investment in impaired loans for 2018, 2017 and 2016 was $59.7 million, $78.4 million and $90.4 million, respectively. During 2018, 2017 and 2016, United recognized $3.08 million, $3.63 million and $4.27 million, respectively, in interest revenue on impaired loans. United’s policy is to discontinue the recognition of interest revenue for loans classified as impaired when a loan meets the criteria for nonaccrual status. Impaired loans decreased 11% from 2017 to 2018.

Investment Securities

The composition of the investment securities portfolio reflects United’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowings, including repurchase agreements. Total investment securities at December 31, 2018 decreased $34.1 million from a year ago.

At December 31, 2018 and 2017, United had debt securities held-to-maturity with a carrying value of $274 million and $321 million, respectively, and debt securities available-for-sale totaling $2.63 billion and $2.62 billion, respectively. At December 31, 2018 and 2017, the securities portfolio represented approximately 23% and 25%, respectively, of total assets. At December 31, 2018, the effective duration of the investment portfolio was 3.34 years, compared with 3.41 years at December 31, 2017.

The following table shows the carrying value of United’s debt securities.

Table 16 - Carrying Value of Debt Securities
As of December 31,
(in thousands)
		December 31, 2018
		Available-for-Sale	Held-to-Maturity	Total Securities
	U.S. Treasuries	$149,307	$—	$149,307
	U.S. Government agencies	25,553	—	25,553
	State and political subdivisions	233,941	68,551	302,492
	Residential mortgage-backed securities	1,445,910	176,488	1,622,398
	Commercial mortgage-backed securities	391,917	29,368	421,285
	Corporate bonds	199,163	—	199,163
	Asset-backed securities	182,676	—	182,676
	Total securities	$2,628,467	$274,407	$2,902,874

	December 31, 2017
	Available-for-Sale	Held-to-Maturity	Total Securities
U.S. Treasuries	$121,113	$—	$121,113
U.S. Government agencies	26,372	—	26,372
State and political subdivisions	197,286	71,959	269,245
Residential mortgage-backed securities	1,311,733	208,805	1,520,538
Commercial mortgage-backed securities	415,478	40,330	455,808
Corporate bonds	306,353	—	306,353
Asset-backed securities	237,458	—	237,458
Other	57	—	57
Total securities	$2,615,850	$321,094	$2,936,944

Mortgage-backed securities, which include both U.S. Government sponsored agency and non-agency securities, rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest. The actual maturities of these securities will differ from the contractual maturities because the loans underlying the security can prepay. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining or prolonged low interest rate environment, United may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. In a rising rate environment, the opposite occurs. Prepayments tend to slow and the weighted average life extends. This is referred to as extension risk, which can lead to lower levels of liquidity due to the delay of cash receipts, and can result in the holding of a below market yielding asset for a longer period of time. United’s asset-backed securities include collateralized loan obligations and securities that are backed by student loans.

Management evaluates its securities portfolio each quarter to determine if any security is other than temporarily impaired. In making this evaluation, management considers its ability and intent to hold securities to recover current market losses. Losses on fixed income securities at December 31, 2018 primarily reflect the effect of changes in interest rates. United did not recognize any other than temporary impairment losses on its investment securities in 2018, 2017 or 2016.

At December 31, 2018, United had 70% of its total investment securities portfolio in mortgage-backed securities, compared with 67% at December 31, 2017. United has continued to purchase mortgage-backed securities in order to obtain a favorable yield with low risk. United did not have debt obligations of any issuer in excess of 10% of equity at year-end 2018 or 2017, excluding U.S. Government sponsored entities. Approximately 2% of the securities portfolio is rated below “A” by at least one rating agency or unrated and 14% of securities, excluding government or agency securities, are rated “Aaa”. See Note 6 to the consolidated financial statements for further discussion of the investment portfolio and related fair value and maturity information.

Goodwill and Other Intangible Assets

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Management evaluates goodwill annually, or more frequently if necessary, to determine if any impairment exists.

Core deposit intangibles, representing the value of the acquired deposit base, and noncompete agreements are amortizing intangible assets that are required to be tested for impairment only when events or circumstances indicate that impairment may exist. There were no events or circumstances that led management to believe that any impairment exists in other intangible assets.

Deposits

Customer deposits are the primary source of funds for the continued growth of United’s earning assets. Management has focused on growing customer transaction deposit accounts relative to more costly time deposit balances. United’s high level of service, as evidenced by its strong customer satisfaction scores, has been instrumental in attracting and retaining deposits.

Total customer deposits, excluding brokered deposits, as of December 31, 2018 were $9.85 billion, an increase of $414 million from December 31, 2017. Total core transaction deposits (demand, NOW, money market and savings deposits, excluding public funds) of $6.96 billion increased $190 million, or 3%, from December 31, 2017.

Total time deposits, excluding brokered deposits, as of December 31, 2018 were $1.60 billion, which represents an increase of $50 million from December 31, 2017. The increase is attributable to more competitive pricing and is a reflection of United’s organic deposit growth.

Brokered deposits totaled $684 million as of December 31, 2018, an increase of $313 million from December 31, 2017, and included NOW accounts, money market deposits and certificates of deposit. Brokered certificates of deposit accounted for $544 million and $133 million of the balance at December 31, 2018 and 2017, respectively. The increase in brokered certificates of deposit reflects a strategy to diversify wholesale funding sources at a reasonable cost.

The following table sets forth the scheduled maturities of time deposits of $250,000 and greater and brokered time deposits.

Table 17 - Maturities of Time Deposits of $250,000 and Greater and Brokered Time Deposits
As of December 31,
(in thousands)

$250,000 and greater:	2018	2017
Three months or less	$63,510	$37,982
Three to six months	44,478	27,099
Six to twelve months	80,034	59,736
Over one year	74,368	79,937
Total	$262,390	$204,754
Brokered time deposits:
Three months or less	$249,833	$30,932
Three to six months	202,871	1,639
Six to twelve months	—	2,155
Over one year	91,218	98,022
Total	$543,922	$132,748

Borrowing Activities

The Bank is a shareholder in the FHLB and, through this affiliation, had FHLB secured advances totaling $160 million and $505 million at December 31, 2018 and 2017, respectively. United anticipates continued use of this short and long-term source of funds. FHLB advances outstanding at December 31, 2018 had 2019 maturity dates and a weighted average interest rate of 2.52%. Additional information regarding FHLB advances is provided in Note 12 to the consolidated financial statements.

At December 31, 2017 United had $50.0 million in federal funds purchased outstanding. At December 31, 2018, United had no federal funds purchased outstanding.

At December 31, 2018 and 2017, United also had long-term debt outstanding of $267 million and $121 million, respectively, which includes senior debentures, subordinated debentures, trust preferred securities, and securitized notes payable. Additional information regarding these debt instruments is provided in Note 13 to the consolidated financial statements.

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

In addition, because the Holding Company is a separate entity and apart from the Bank, it must provide for its own liquidity. The Holding Company is responsible for the payment of dividends declared for its common shareholders, and interest and principal on any outstanding debt or trust preferred securities. The Holding Company currently has internal capital resources to meet these obligations. While the Holding Company has access to the capital markets and maintains a line of credit as a contingent funding source, the ultimate sources of its liquidity are subsidiary service fees and dividends from the Bank, which are limited by applicable law and regulations. In 2018 and 2017, the Bank paid dividends of $162 million and $103 million, respectively, to the Holding Company. Holding Company liquidity is managed to a minimum of 15-months of positive cash flow after considering all of its liquidity needs over this period.

The table below presents a summary of short-term borrowings over the last three years.

Table 18 - Short-Term Borrowings
As of and for the year ended December 31,
(in thousands)

	Period-end balance	Period end weighted-average interest rate	Maximum outstanding at any month-end	Average amounts outstanding during the year	Weighted-average rate for the year
2018
Federal funds purchased	$—	—%	$65,000	$55,799	1.98%
Repurchase agreements	—	—	—	1,577	0.44
	$—			$57,376
2017
Federal funds purchased	$50,000	1.56%	$84,575	$26,853	1.19%
Repurchase agreements	—	—	1,027	3	0.12
	$50,000			$26,856
2016
Federal funds purchased	$5,000	0.81%	$50,000	$27,572	0.66%
Repurchase agreements	—	—	19,234	7,334	0.15
	$5,000			$34,906

At December 31, 2018, United had sufficient qualifying collateral to increase FHLB advances by $1.09 billion and Federal Reserve discount window capacity of $1.52 billion, as well as unpledged investment securities of $1.98 billion that could be used as collateral for additional borrowings. Management also has the ability to raise substantial funds through brokered deposits. In addition to these wholesale sources, United has the ability to attract retail deposits at any time by competing more aggressively on pricing.

As disclosed in the consolidated statements of cash flows, net cash provided by operating activities was $270 million for the year ended December 31, 2018. Net income of $166 million for the year included non-cash expenses for the following: deferred income tax expense of $32.6 million, depreciation, amortization and accretion of $31.0 million, provision expense of $9.50 million, and stock-based compensation of $6.06 million. Other sources of cash from operating activities included a decrease in other assets and accrued interest receivable of $13.1 million, an increase in accrued expenses and other liabilities of $3.77 million, and a decrease in loans held for sale of $16.4 million. Net cash used in investing activities of $359 million consisted primarily of $566 million of purchases of debt securities available for sale and equity securities, a net increase in loans of $292 million and cash paid for acquisitions of $56.8 million. These uses of cash were partially offset by proceeds from sales of debt securities available for sale and equity securities of $169 million, maturities and calls of debt securities available for sale of $347 million, and maturities and calls of securities held to maturity of $58.6 million. The $102 million of net cash provided by financing activities consisted primarily of a net increase in deposits of $728 million and proceeds from the issuance of long-term debt of $98.2 million, partially offset by repayments of short-term borrowings of $265 million, a $344 million net reduction in FHLB advances, $71.8 million repayment of long-term debt and $41.6 million in common stock dividends. In the opinion of management, United’s liquidity position at December 31, 2018 was sufficient to meet its expected cash flow requirements.

The following table shows United’s contractual obligations and other commitments.

Table 19 - Contractual Obligations and Other Commitments
As of December 31, 2018
(in thousands)

			Maturity By Years
	Total	Unamortized Premium (Discount)	1 or Less	1 to 3	3 to 5	Over 5
Contractual Cash Obligations
FHLB advances	$160,000	$—	$160,000	$—	$—	$—
Long-term debt	267,189	(9,309)	—	51,783	53,213	171,502
Operating leases	28,844	—	5,352	10,065	8,390	5,037
Total contractual cash obligations	$456,033	$(9,309)	$165,352	$61,848	$61,603	$176,539
Other Commitments
Commitments to extend credit	$2,129,463	$—	$533,431	$430,508	$427,294	$738,230
Commercial letters of credit	25,447	—	21,333	2,965	1,149	—
Uncertain tax positions	3,264	—	375	2,069	470	350
Total other commitments	$2,158,174	$—	$555,139	$435,542	$428,913	$738,580

The following table presents the expected maturity of investment securities by date and average yields based on amortized cost (for all obligations on a fully taxable basis). The composition and maturity / repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 20 - Maturity of Available-for-Sale and Held-to-Maturity Debt Securities
As of December 31, 2018
(in thousands)

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
Available-for-Sale
U.S. Treasuries	$—	$120,391	$28,916	$—	$149,307
U.S. Government agencies	4,034	19,968	570	981	25,553
State and political subdivisions	3,154	50,993	179,794	—	233,941
Residential mortgage-backed securities	12,424	1,071,414	337,843	24,229	1,445,910
Commercial mortgage-backed securities	4,548	294,215	93,154	—	391,917
Corporate bonds	—	198,168	—	995	199,163
Asset-backed securities	2,463	52,779	125,033	2,401	182,676
Total securities available-for-sale	$26,623	$1,807,928	$765,310	$28,606	$2,628,467

Weighted average yield (1)	2.56%	2.86%	3.01%	3.81%	2.91%

Held-to-Maturity
State and political subdivisions	$5,830	$12,919	$19,801	$30,001	$68,551
Residential mortgage-backed securities	821	108,643	41,359	25,665	176,488
Commercial mortgage-backed securities	20,295	7,541	—	1,532	29,368
Total securities held-to-maturity	$26,946	$129,103	$61,160	$57,198	$274,407

Weighted average yield (1)	3.51%	2.77%	2.89%	3.22%	2.96%

Combined Portfolio
U.S. Treasuries	$—	$120,391	$28,916	$—	$149,307
U.S. Government agencies	4,034	19,968	570	981	25,553
State and political subdivisions	8,984	63,912	199,595	30,001	302,492
Residential mortgage-backed securities	13,245	1,180,057	379,202	49,894	1,622,398
Commercial mortgage-backed securities	24,843	301,756	93,154	1,532	421,285
Corporate bonds	—	198,168	—	995	199,163
Asset-backed securities	2,463	52,779	125,033	2,401	182,676
Total securities	$53,569	$1,937,031	$826,470	$85,804	$2,902,874

Weighted average yield (1)	3.04%	2.85%	3.00%	3.42%	2.91%

(1) Based on amortized cost, taxable equivalent basis

Off-Balance Sheet Arrangements

United is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of customers. These financial instruments, which included commitments to extend credit and letters of credit, totaled $2.15 billion at December 31, 2018.

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

The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, letters of credit and financial guarantees is represented by the contractual amount of these instruments. United uses the same credit underwriting procedures for making commitments, letters of credit and financial guarantees as it uses for underwriting on-balance sheet instruments. Management evaluates each customer’s creditworthiness on a case-by-case basis and the amount of the collateral, if deemed necessary, is based on the credit evaluation. Collateral held varies, but may include unimproved and improved real estate, certificates of deposit, personal property or other acceptable collateral.

All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The total amount of these instruments does not necessarily represent future cash requirements because a significant portion of these instruments expire without being used. United believes that it has adequate sources of liquidity to fund commitments that are drawn upon by the borrowers. United is not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments, or that could significantly affect earnings. See Note 20 to the consolidated financial statements for additional information on off-balance sheet arrangements.

At December 31, 2018 and 2017, United had $50 million and $100 million, respectively, in offsetting repurchase agreements / reverse repurchase agreements that were netted in the consolidated balance sheets. United enters into these collateral swap arrangements from time to time as a source of additional revenue.

Capital Resources and Dividends

Shareholders’ equity at December 31, 2018 was $1.46 billion, an increase of $154 million from December 31, 2017 primarily due to earnings and stock issued for acquisitions partially offset by dividends declared. Accumulated other comprehensive loss, which includes unrealized gains and losses on securities available-for-sale, the unrealized gains and losses on derivatives qualifying as cash flow hedges, and unamortized prior service cost and actuarial gains and losses on defined benefit retirement plans, is excluded in the calculation of regulatory capital ratios.

Effective January 1, 2015, the Board of Governors of the Federal Reserve System and the FDIC implemented the Basel III Capital Rules establishing a new comprehensive capital framework applicable to all depository institutions, bank holding companies with total consolidated assets of $500 million or more and all savings and loan holding companies except for those that are substantially engaged in insurance underwriting or commercial activities. Under the Basel III Capital Rules, minimum requirements increased for both the quantity and quality of capital held by United. The Basel III Capital Rules include a new common equity Tier 1 capital to risk-weighted assets minimum ratio of 4.5% and, for prompt corrective action purposes, a “well capitalized” ratio of 6.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6%, require a minimum ratio of Total Capital to risk-weighted assets of 8%, and require a minimum Tier 1 leverage ratio of 4%. A new capital conservation buffer, comprised of common equity Tier 1 capital, was also established above the regulatory minimum capital requirements. This capital conservation buffer has been phased in since January 1, 2016 and reached its final level of 2.5% on January 1, 2019. Strict eligibility criteria for regulatory capital instruments were also implemented under the Basel III Capital Rules. The Basel III Capital Rules also revised the definition and calculation of Tier 1 capital, Total Capital, and risk-weighted assets.

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

United has outstanding junior subordinated debentures related to trust preferred securities totaling $25.0 million at December 31, 2018. The related trust preferred securities of $24.3 million (excluding common securities) qualify as Tier 1 capital under risk-based capital guidelines provided that total trust preferred securities do not exceed certain quantitative limits. At December 31, 2018, all of United’s trust preferred securities qualified as Tier 1 capital. Further information on trust preferred securities is provided in Note 13 to the consolidated financial statements.

The following table shows capital ratios, as calculated under regulatory guidelines in effect at the time, as of the dates indicated:

Table 21 - Capital Ratios
As of December 31,
(dollars in thousands)

			United Community Banks, Inc.
	Basel III Guidelines		(consolidated)		United Community Bank
	Minimum	Well Capitalized	2018	2017	2018	2017
Risk-based ratios:
Common equity tier 1 capital	4.5%	6.5%	12.16%	11.98%	12.91%	12.93%
Tier 1 capital	6.0	8.0	12.42	12.24	12.91	12.93
Total capital	8.0	10.0	14.29	13.06	13.60	13.63
Tier 1 leverage ratio	4.0	5.0	9.61	9.44	9.98	9.98

Common equity tier 1 capital			$1,148,355	$1,053,983	$1,216,449	$1,135,728
Tier 1 capital			1,172,605	1,076,465	1,216,449	1,135,728
Total capital			1,348,843	1,149,191	1,281,062	1,196,954

Risk-weighted assets			9,441,622	8,797,387	9,421,009	8,781,177
Average total assets			12,207,986	11,403,248	12,183,341	11,385,716

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

United’s policy is based on the 12-month impact on net interest revenue of interest rate shocks and ramps that increase from 100 to 400 basis points or decrease 100 to 200 basis points from the base scenario. In the shock scenarios, rates immediately change the full amount at the scenario onset. In the ramp scenarios, rates change by 25 basis points per month. United’s policy limits the projected change in net interest revenue over the first 12 months to a 5% decrease for each 100 basis point change in the increasing and decreasing rate ramp and shock scenarios. The following table presents United’s interest sensitivity position at the dates indicated.

Table 22 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at December 31,
	2018		2017
Change in Rates	Shock	Ramp	Shock	Ramp
100 basis point increase	(0.37)%	(0.81)%	0.11%	(0.33)%
100 basis point decrease	(2.89)	(2.17)	(7.37)	(6.24)

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

United has discretion in the extent and timing of deposit repricing depending upon the competitive pressures in the markets in which it operates. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. The interest rate spread between an asset and its supporting liability can vary significantly even when the timing of repricing for both the asset and the liability remains the same, due to the two instruments repricing according to different indices. This is commonly referred to as basis risk.

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

From time to time, United will terminate hedging positions when conditions change and the position is no longer necessary to manage overall sensitivity to changes in interest rates. In those situations where the terminated contract was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the contract, the resulting gain or loss is amortized over the remaining life of the original contract. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization. United expects that $198,000 will be reclassified as an increase to interest expense over the next twelve months related to these terminated cash flow hedges.

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

Management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, management concluded that as of December 31, 2018, United Community Banks, Inc.’s internal control over financial reporting is effective based on those criteria.

Our independent registered public accountants have audited the effectiveness of the company’s internal control over financial reporting as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

/s/ H. Lynn Harton	/s/ Jefferson L. Harralson
H. Lynn Harton	Jefferson L. Harralson
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of United Community Banks, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of United Community Banks, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, of comprehensive income (loss), of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management's assessment and our audit of United Community Banks, Inc.'s internal control over financial reporting also included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
February 27, 2019

We have served as the Company’s auditor since 2013.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the Years Ended December 31, 2018, 2017 and 2016
(in thousands, except per share data)

	2018	2017	2016
Interest revenue:
Loans, including fees	$420,383	$315,050	$268,382
Investment securities:
Taxable	73,496	70,172	63,413
Tax exempt	4,189	2,216	614
Deposits in banks and short-term investments	2,012	2,282	2,611
Total interest revenue	500,080	389,720	335,020
Interest expense:
Deposits:
NOW and interest-bearing demand	7,390	3,365	1,903
Money market	12,097	7,033	4,982
Savings	150	135	135
Time	19,906	6,529	3,136
Total deposit interest expense	39,543	17,062	10,156
Short-term borrowings	1,112	352	399
Federal Home Loan Bank advances	6,345	6,095	3,676
Long-term debt	14,330	10,226	11,005
Total interest expense	61,330	33,735	25,236
Net interest revenue	438,750	355,985	309,784
Provision for (release of) credit losses	9,500	3,800	(800)
Net interest revenue after provision for credit losses	429,250	352,185	310,584
Noninterest income:
Service charges and fees	35,997	38,295	42,113
Mortgage loan and other related fees	19,010	18,320	20,292
Brokerage fees	5,191	4,633	4,280
Gains from sales of SBA/USDA loans	9,277	10,493	9,545
Securities (losses) gains, net	(656)	42	982
Other	24,142	16,477	16,485
Total noninterest income	92,961	88,260	93,697
Total revenue	522,211	440,445	404,281
Noninterest expenses:
Salaries and employee benefits	181,015	153,098	138,789
Occupancy	22,781	20,344	19,603
Communications and equipment	21,277	19,660	18,355
FDIC assessments and other regulatory charges	8,491	6,534	5,866
Professional fees	15,540	12,074	11,822
Postage, printing and supplies	6,416	5,952	5,382
Advertising and public relations	5,991	4,242	4,426
Amortization of intangibles	6,846	4,845	4,182
Merger-related and other charges	5,414	13,901	8,122
Other	32,514	26,961	24,742
Total noninterest expenses	306,285	267,611	241,289
Income before income taxes	215,926	172,834	162,992
Income tax expense	49,815	105,013	62,336
Net income	$166,111	$67,821	$100,656

Net income available to common shareholders	$164,927	$67,250	$100,635

Income per common share:
Basic	$2.07	$0.92	$1.40
Diluted	2.07	0.92	1.40
Weighted average common shares outstanding:
Basic	79,662	73,247	71,910
Diluted	79,671	73,259	71,915

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2018, 2017 and 2016
(in thousands, except per share data)

	2018			2017			2016
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$215,926	$(49,815)	$166,111	$172,834	$(105,013)	$67,821	$162,992	$(62,336)	$100,656
Other comprehensive income (loss):
Unrealized (losses) gains on available-for- sale securities:
Unrealized holding (losses) gains arising during period	(24,990)	6,081	(18,909)	8	75	83	(3,609)	1,274	(2,335)
Reclassification adjustment for losses (gains) included in net income	656	(132)	524	(42)	14	(28)	(982)	371	(611)
Net unrealized (losses) gains	(24,334)	5,949	(18,385)	(34)	89	55	(4,591)	1,645	(2,946)
Amortization of losses included in net income on available-for-sale securities transferred to held to maturity	739	(180)	559	1,069	(401)	668	1,759	(662)	1,097
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	499	(129)	370	891	(346)	545	1,891	(736)	1,155
Reclassification of disproportionate tax effect related to terminated and current cash flow hedges	—	—	—	—	3,289	3,289	—	—	—
Net cash flow hedge activity	499	(129)	370	891	2,943	3,834	1,891	(736)	1,155
Amendments to defined benefit pension plans	(413)	105	(308)	(700)	180	(520)	(454)	177	(277)
Net actuarial gain (loss) on defined benefit pension plans	1,015	(259)	756	(1,819)	563	(1,256)	(952)	370	(582)
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plans	907	(247)	660	798	(310)	488	855	(333)	522
Net defined benefit pension plan activity	1,509	(401)	1,108	(1,721)	433	(1,288)	(551)	214	(337)
Total other comprehensive (loss) income	(21,587)	5,239	(16,348)	205	3,064	3,269	(1,492)	461	(1,031)
Comprehensive income	$194,339	$(44,576)	$149,763	$173,039	$(101,949)	$71,090	$161,500	$(61,875)	$99,625

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2018 and 2017
(in thousands, except share data)

Assets
	2018	2017
Cash and due from banks	$126,083	$129,108
Interest-bearing deposits in banks	201,182	185,167
Cash and cash equivalents	327,265	314,275
Debt securities available-for-sale	2,628,467	2,615,850
Debt securities held-to-maturity (fair value $268,803 and $321,276)	274,407	321,094
Loans held for sale (includes $18,935 and $26,252 at fair value)	18,935	32,734
Loans, net of unearned income	8,383,401	7,735,572
Less allowance for loan losses	(61,203)	(58,914)
Loans, net	8,322,198	7,676,658
Premises and equipment, net	206,140	208,852
Bank owned life insurance	192,616	188,970
Accrued interest receivable	35,413	32,459
Net deferred tax asset	64,224	88,049
Derivative financial instruments	24,705	22,721
Goodwill and other intangible assets	324,072	244,397
Other assets	154,750	169,401
Total assets	$12,573,192	$11,915,460
Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Noninterest-bearing demand	$3,210,220	$3,087,797
NOW and interest-bearing demand	2,274,775	2,131,939
Money market	2,097,526	2,016,748
Savings	669,886	651,742
Time	1,598,391	1,548,460
Brokered	683,715	371,011
Total deposits	10,534,513	9,807,697
Short-term borrowings	—	50,000
Federal Home Loan Bank advances	160,000	504,651
Long-term debt	267,189	120,545
Derivative financial instruments	26,433	25,376
Accrued expenses and other liabilities	127,503	103,857
Total liabilities	11,115,638	10,612,126

Commitments and contingencies

Shareholders' equity:
Common stock, $1 par value; 150,000,000 shares authorized; 79,234,077 and 77,579,561 shares issued and outstanding	79,234	77,580
Common stock issuable; 674,499 and 607,869 shares	10,744	9,083
Capital surplus	1,499,584	1,451,814
Accumulated deficit	(90,419)	(209,902)
Accumulated other comprehensive loss	(41,589)	(25,241)
Total shareholders’ equity	1,457,554	1,303,334
Total liabilities and shareholders’ equity	$12,573,192	$11,915,460

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2018, 2017 and 2016
(in thousands except share data)

	Series H Preferred Stock	Common Stock	Non-Voting Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2015	$9,992	$66,198	$5,286	$6,779	$1,286,361	$(330,879)	$(25,452)	$1,018,285
Net income						100,656		100,656
Other comprehensive loss							(1,031)	(1,031)
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (20,500 common shares)		20			346			366
Conversion of non-voting common stock to voting common stock (5,285,516 shares)		5,286	(5,286)					—
Redemption of Series H preferred stock (9,992 shares)	(9,992)							(9,992)
Purchases of common stock (764,000 shares)		(764)			(12,895)			(13,659)
Amortization of stock options and restricted stock					4,496			4,496
Vesting of restricted stock awards, net of shares surrendered to cover payroll taxes (96,722 common shares issued, 106,771 common shares deferred)		97		1,597	(2,883)			(1,189)
Deferred compensation plan, net, including dividend equivalents				385				385
Shares issued from deferred compensation plan (61,899 shares)		62		(1,434)	1,372			—
Common stock dividends ($0.30 per share)						(21,613)		(21,613)
Tax on option exercise and restricted stock vesting					(948)			(948)
Preferred stock dividends, Series H						(21)		(21)
Balance, December 31, 2016	—	70,899	—	7,327	1,275,849	(251,857)	(26,483)	1,075,735
Net income						67,821		67,821
Other comprehensive income							3,269	3,269
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (17,826 common shares)		18			432			450
Common stock issued for acquisitions (6,515,505 common shares)		6,516			172,949			179,465
Amortization of stock options and restricted stock					5,827			5,827
Vesting of restricted stock awards, net of shares surrendered to cover payroll taxes (114,837 common shares issued, 111,090 common shares deferred)		115		1,763	(3,472)			(1,594)
Deferred compensation plan, net, including dividend equivalents				361				361
Shares issued from deferred compensation plan (32,279 shares)		32		(368)	229			(107)
Common stock dividends ($0.38 per share)						(28,330)		(28,330)
Reclassification of disproportionate tax effects resulting from the Tax Cuts and Jobs Act of 2017 pursuant to ASU 2018-02						2,027	(2,027)	—
Cumulative effect of change in accounting principle						437		437
Balance, December 31, 2017	—	77,580	—	9,083	1,451,814	(209,902)	(25,241)	1,303,334
Net income						166,111		166,111
Other comprehensive loss							(16,348)	(16,348)
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (25,248 common shares)		25			654			679
Common stock issued for acquisitions (1,443,987 common shares)		1,444			44,302			45,746
Amortization of stock options and restricted stock					6,057			6,057
Exercise of stock options (12,000 shares)		12			130			142
Vesting of restricted stock awards, net of shares surrendered to cover payroll taxes (125,067 common shares issued, 99,779 common shares deferred)		125		1,931	(4,044)			(1,988)
Deferred compensation plan, net, including dividend equivalents				459				459
Shares issued from deferred compensation plan (48,214 shares)		48		(729)	671			(10)
Common stock dividends ($0.58 per share)						(46,628)		(46,628)
Balance, December 31, 2018	$—	$79,234	$—	$10,744	$1,499,584	$(90,419)	$(41,589)	$1,457,554
See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2018, 2017 and 2016
(in thousands)

	2018	2017	2016
Operating activities:
Net income	$166,111	$67,821	$100,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	30,971	27,494	29,974
Provision for (release of) credit losses	9,500	3,800	(800)
Stock based compensation	6,057	5,827	4,496
Deferred income tax expense	32,630	99,562	59,727
Securities losses (gains), net	656	(42)	(982)
Gains from sales of government guaranteed loans	(9,277)	(10,493)	(9,545)
Net (gains) losses on sales and write downs of other assets	(152)	1,983	(397)
Net losses (gains) on sales and write downs of other real estate owned	283	791	(2)
Changes in assets and liabilities:
Decrease (increase) in other assets and accrued interest receivable	13,064	(18,299)	(39,007)
Increase in accrued expenses and other liabilities	3,772	24,280	1,299
Decrease (increase) in loans held for sale	16,391	5,238	(5,505)
Net cash provided by operating activities	270,006	207,962	139,914

Investing activities:
Debt securities held-to-maturity:
Proceeds from maturities and calls	58,605	56,917	68,232
Purchases	(11,983)	(36,638)	(24,021)
Debt securities available-for-sale and equity securities:
Proceeds from sales	168,891	340,540	199,864
Proceeds from maturities and calls	346,505	605,889	392,575
Purchases	(566,333)	(936,947)	(692,983)
Net increase in loans	(291,890)	(109,433)	(657,650)
Net cash (paid) received for acquisitions	(56,800)	53,678	1,912
Purchase of bank owned life insurance	—	(10,000)	(20,000)
Purchases of premises and equipment	(17,617)	(22,183)	(17,375)
Proceeds from sales of premises and equipment	6,483	3,137	5,077
Proceeds from sale of other real estate owned	4,664	9,534	12,043
Net cash used in investing activities	(359,475)	(45,506)	(732,326)

Financing activities:
Net increase in deposits	727,839	287,073	365,531
Net (decrease) increase in short-term borrowings	(264,923)	43,859	(21,640)
Proceeds from Federal Home Loan Bank advances	2,860,000	4,000,000	9,780,000
Repayment of Federal Home Loan Bank advances	(3,204,003)	(4,294,000)	(9,514,125)
Repayment of long-term debt	(71,831)	(75,000)	—
Proceeds from issuance of long-term debt, net of issuance costs	98,188	—	—
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	679	450	366
Proceeds from exercise of stock options	142	—	—
Cash paid for shares withheld to cover payroll taxes upon vesting of restricted stock	(1,998)	(1,701)	(1,189)
Repurchase of common stock	—	—	(13,659)
Retirement of preferred stock	—	—	(9,992)
Cash dividends on common stock	(41,634)	(26,210)	(15,849)
Cash dividends on preferred stock	—	—	(46)
Net cash provided by (used in) financing activities	102,459	(65,529)	569,397

Net change in cash and cash equivalents, including restricted cash	12,990	96,927	(23,015)
Cash and cash equivalents, including restricted cash, at beginning of year	314,275	217,348	240,363
Cash and cash equivalents, including restricted cash, at end of year	$327,265	$314,275	$217,348

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$56,830	$34,657	$32,141
Income taxes paid	7,880	6,514	3,948
See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies

The accounting principles followed by United Community Banks, Inc. and its subsidiaries (collectively referred to herein as “United”) and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the banking industry. The following is a description of the significant policies.

Organization and Basis of Presentation
United Community Banks, Inc. (the “Holding Company”) is a bank holding company subject to the regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve”) whose principal business is conducted by its wholly-owned commercial bank subsidiary, United Community Bank (the “Bank”). United is subject to regulation under the Bank Holding Company Act of 1956. The consolidated financial statements include the accounts of the Holding Company, the Bank and other wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Bank is a Georgia state chartered commercial bank that serves both rural and metropolitan markets in Georgia, South Carolina, North Carolina and Tennessee and provides a full range of banking services. The Bank is insured and subject to the regulation of the Federal Deposit Insurance Corporation (“FDIC”) and is also subject to the regulation of the Georgia Department of Banking and Finance.

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

Additionally management assessed other operating units to determine if they should be classified and reported as segments. They include Mortgage, Advisory Services and Commercial Banking Solutions. Each was assessed for separate reporting on both a qualitative and a quantitative basis in accordance with Financial Accounting Standards Boards (“FASB”) Accounting Standards Codification (“ASC”) Topic 280 Segment Reporting (“ASC 280”). Qualitatively, these business units are currently operating in the same geographic footprint as the community banks and face many of the same customers as the community banks. While the chief operating decision maker does have some limited production information for these entities, that information is not complete since it does not include a full allocation of revenue, costs and capital from key corporate functions. The business units are currently viewed more as a product line extension of the community banks. However, management will continue to evaluate these business units for separate reporting as facts and circumstances change. On a quantitative basis, ASC 280 provides a threshold of 10% of Revenue, Net Income or Assets where a breach of any of these thresholds would trigger segment reporting. Under this requirement none of the entities reached the threshold.

Based on this analysis, United concluded that it has one operating and reportable segment.

Accounting for Variable Interest Entities
The consolidated financial statements also include the results of a bankruptcy-remote securitization entity, Navitas Equipment Receivables LLC 2016-1 (“NER 16-1”), acquired with NLFC Holdings Corp. (“NLFC”). NER 16-1 was formed solely to receive loans transferred from NLFC to be used as collateral for a term note securitization. NLFC is the primary beneficiary of NER 16-1. As a result, while the transfer of the loans meets the criteria of a sale, NER 16-1 is consolidated on United’s books and therefore the transfer is accounted for as a secured borrowing. NER 16-1 differs from other entities included in United’s consolidated statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued

because the assets it holds are legally isolated. At December 31, 2018, NER 16-1 had total assets of $65.5 million and total liabilities of $55.3 million.

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

The terms of securitizations acquired with NLFC require various restricted cash accounts. These cash accounts were funded from either a portion of the proceeds from the issuance of notes or from the collections on leases and loans that were conveyed in the securitization. These restricted cash accounts provide additional collateral to the note holders under specific provisions of the securitizations which govern when funds in these accounts may be released as well as conditions under which collections on contracts transferred to the securitizations may be used to fund deposits into the restricted cash accounts. At December 31, 2018, these restricted cash accounts totaled $6.70 million and were included in interest-bearing deposits in banks on the consolidated balance sheet.

Investment Securities
United classifies its debt securities in one of three categories: trading, held-to-maturity or available-for-sale. United does not currently hold any trading securities that are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities for which United has the ability and intent to hold until maturity. All other securities are classified as available-for-sale.

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

Management evaluates investment securities for other than temporary impairment on a quarterly basis. A decline in the fair value of available-for-sale and held-to-maturity securities below cost that is deemed other than temporary is charged to earnings for a decline in value deemed to be credit related. The decline in value attributed to non-credit related factors is recognized in other comprehensive income and a new cost basis for the security is established. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to the yield. Realized gains and losses for securities classified as available-for-sale and held-to-maturity are included in net income and derived using the specific identification method for determining the cost of the securities sold.

Equity securities are included in other assets on the consolidated balance sheets. Those with readily determinable fair values are carried at fair value with changes in fair value recognized in net income. Those without readily determinable fair values include, among others, Federal Home Loan Bank (“FHLB”) stock held to meet FHLB requirements related to outstanding advances and Community Reinvestment Act (“CRA”) equity investments, including those where the returns are primarily derived from low income housing tax credits (“LIHTC”). Our investment in FHLB stock is accounted for using the cost method of accounting. Our LIHTC investments are accounted for using the proportional amortization method of accounting for qualified affordable housing investments which results in the amortization being reported as a component of income tax expense. Our obligations related to unfunded commitments for our LIHTC investments are reported in other liabilities. Our other CRA investments are accounted for using the equity method of accounting. As conditions warrant, we review our investments for impairment and will adjust the carrying value of the investment if it is deemed to be impaired.

Loans Held for Sale
United has elected the fair value option for most of its newly originated mortgage loans held for sale in order to reduce certain timing differences and match changes in fair values of the loans with changes in the fair value of derivative instruments used to economically hedge them. Also included in loans held for sale at December 31, 2017 were $4.61 million in loans received through the acquisition

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued

of Four Oaks FinCorp, Inc. that United held with the intent to sell. Those loans were carried on the balance sheet at the lower of cost or fair value.

Loans and Leases
With the exception of purchased loans that are recorded at fair value on the date of acquisition, loans are stated at principal amount outstanding, net of any unearned revenue and net of any deferred loan fees and costs. Interest on loans is primarily calculated by using the simple interest method on daily balances of the principal amount outstanding.

Equipment Financing Lease Receivables: Equipment financing lease receivables are recorded as the sum of the future minimum lease payments, initial deferred costs and estimated or contractual residual values less unearned income and security deposits. The determination of residual value is derived from a variety of sources including equipment valuation services, appraisals, and publicly available market data on recent sales transactions on similar equipment. The length of time until contract termination, the cyclical nature of equipment values and the limited marketplace for re-sale of certain leased assets are important variables considered in making this determination. Interest income is recognized as earned using the effective interest method. Direct fees and costs associated with the origination of leases are deferred and included as a component of equipment financing receivables. Net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the lease using the effective interest method.

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

Concentration of Credit Risk: Most of United’s business activity is with customers located within the markets where it has banking operations. Therefore, United’s exposure to credit risk is significantly affected by changes in the economy within its markets. Approximately 74% of United’s loan portfolio is secured by real estate and is therefore susceptible to changes in real estate valuations.

Allowance for Credit Losses
The allowance for credit losses includes the allowance for loan losses and the allowance for unfunded commitments included in other liabilities. Increases to the allowance for loan losses and allowance for unfunded commitments are established through a provision for credit losses charged to income. Loans are charged down against the allowance for loan losses when available information confirms that the collectability of the principal is unlikely. The allowance for loan losses represents an amount, which, in management’s judgment, is adequate to absorb probable losses on existing loans as of the date of the balance sheet. The allowance for unfunded commitments represents expected losses on unfunded commitments and is reported in the consolidated balance sheets in other liabilities.

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

Owner occupied commercial real estate – Loans in this category are susceptible to declines in occupancy rates, business failure and general economic conditions.

Income producing commercial real estate – Common risks for this loan category are declines in general economic conditions, declines in real estate value and lack of suitable alternative use for the property.

Commercial & industrial – Risks to this loan category include industry concentrations and the inability to monitor the condition of the collateral which often consists of inventory, accounts receivable and other non-real estate assets. Equipment and inventory obsolescence can also pose a risk. Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt.

Commercial construction – Risks common to commercial construction loans are cost overruns, changes in market demand for property, inadequate long-term financing arrangements and declines in real estate values.

Equipment financing - Risks associated with equipment financing are similar to those described for commercial and industrial loans, including general economic conditions, as well as appropriate lien priority on equipment, equipment obsolescence and the general mobility of the collateral.

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

Residential construction – Residential construction loans are susceptible to the same risks as residential mortgage loans. Changes in market demand for property leads to longer marketing times resulting in higher carrying costs, declining values, and higher interest rates.

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

Management believes the allowance for loan losses is appropriate at December 31, 2018. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review United’s allowance for loan losses.

Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily using the straight line method over the estimated useful lives of the related assets. Costs incurred for maintenance and repairs are expensed as incurred. The range of estimated useful lives for buildings and improvements is 10 to 40 years, for land improvements, 10 years, and for furniture and equipment, 3 to 10 years. United periodically reviews the carrying value of premises and equipment for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be fully recoverable.

Foreclosed Properties (Other Real Estate Owned, or “OREO”)
Foreclosed property is initially recorded at fair value, less cost to sell. If the fair value, less cost to sell at the time of foreclosure is less than the loan balance, the deficiency is recorded as a loan charge-off against the allowance for loan losses. If the fair value, less cost to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to operating expenses. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property. Financed sales of foreclosed property are accounted for in accordance with ASC Topic 610, Subtopic 20, Gains and losses from the derecognition of nonfinancial assets (“ASC 610-20”).

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

Management evaluates other intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.

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

Revenue from Contracts with Customers
In addition to lending and related activities, United offers various services to customers that generate revenue, certain of which are governed by ASC Topic 606 Revenue from Contracts with Customers (“ASC 606”). United’s services that fall within the scope of ASC 606 are presented within noninterest income and include service charges and fees, brokerage fees, and other transaction-based fees. Revenue is recognized when the transactions occur or as services are performed over primarily monthly or quarterly periods. Payment is typically received in the period the transactions occur. Fees may be fixed or, where applicable, based on a percentage of transaction size.

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

In carrying out this part of its interest rate risk management strategy, management uses derivatives, primarily interest rate swaps. Interest rate swaps generally involve the exchange of fixed- and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. United has also occasionally used interest rate caps to serve as an economic macro hedge of exposure to rising interest rates.

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

To accommodate customers, United enters into interest rate swaps or caps with certain commercial loan customers, with offsetting positions to dealers under a back-to-back swap/cap program. In addition, United occasionally enters into credit risk participation agreements with counterparty banks to accept a portion of the credit risk related to interest rate swaps. This allows customers to execute an interest rate swap with one bank while allowing for the distribution of the credit risk among participating members. Credit risk participation agreements arise when United contracts with other financial institutions, as a guarantor, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. These transactions are typically executed in conjunction with a participation in a loan with the same customer. Collateral used to support the credit risk for the underlying lending relationship is also available to offset the risk of the credit risk participation.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Summary of Significant Accounting Policies, continued

Earnings Per Common Share
Basic earnings per common share is net income available to common shareholders divided by the weighted average number of shares of common stock outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Additionally, shares issuable to participants in United’s deferred compensation plan are considered to be participating securities for purposes of calculating basic earnings per share. Accordingly, net income available to common shareholders is calculated pursuant to the two-class method, whereby net income is allocated between common shareholders and participating securities. Diluted earnings per common share includes the dilutive effect of additional potential shares of common stock issuable under stock options, unvested restricted stock without nonforfeitable rights to dividends, warrants and securities convertible into common stock.

Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Dividend Restrictions
Banking regulations require maintaining certain capital levels and may limit dividends paid by the Bank to the Holding Company or by the Holding Company to shareholders. Specifically, dividends paid by the Bank to the Holding Company require pre-approval of the Georgia Department of Banking and Finance and the FDIC during periods in which the Bank has an accumulated deficit (negative retained earnings).

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

Reclassifications
Certain amounts have been reclassified to conform to the 2018 presentation.

(2)	Accounting Standards Updates and Recently Adopted Standards

Accounting Standards Updates
In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). This guidance was further modified in 2018 by ASU No. 2018-10, Codification Improvements to Topic 842 Leases, ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, and ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. These standards require a lessee to recognize in the consolidated balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. United adopted the standard on January 1, 2019 using the optional transition method, which allowed for a modified retrospective method of adoption with a cumulative effect adjustment to shareholders’ equity without restating comparable periods. United also elected the relief package of practical expedients for which there is no requirement to reassess existence of leases, their classification, and initial direct costs as well as an exemption for short-term leases with a term of less than one year, whereby United does not recognize a lease liability or right-of-use asset on the consolidated balance sheet but instead recognizes lease payments as an expense over the lease term as appropriate. The adoption of this guidance resulted in recognition of a right-of-use asset of $23.7 million, a lease liability of $26.7 million and a reduction of shareholders’ equity of $738,000. In the opinion of management, the changes described above resulting from the adoption of the standard did not have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance was further modified in November 2018 by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The new guidance replaces the incurred loss impairment methodology in current GAAP with an expected credit loss methodology and requires consideration of a broader range of information to determine credit

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Accounting Standards Updates and Recently Adopted Standards, continued

loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit impaired loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. Application of this update will primarily be on a modified retrospective approach, although the guidance for debt securities for which an other-than-temporary impairment has been recognized before the effective date and for loans previously covered by ASC 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality will be applied on a prospective basis. For public entities, this update is effective for fiscal years beginning after December 15, 2019. Upon adoption, United expects that the allowance for credit losses may be higher given the change to estimated losses for the estimated life of the financial asset; however, management is still in the process of determining the impact. Management has formed a steering committee and completed a gap assessment and a full project plan. The steering committee has selected a software provider and is in the process of populating relevant data, building models and documenting processes and controls in preparation for a loan-focused parallel run in the first quarter of 2019. United expects to run a full parallel run for the remaining three quarters of 2019 to ensure it is prepared for implementation by the effective date. During monthly steering committee meetings, management regularly reviews project status, gap remediation efforts and project priorities.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This update shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. For securities held at a discount, the discount will continue to be amortized to maturity. For public entities, this update is effective for fiscal years beginning after December 15, 2018, with modified retrospective application. The adoption of this update on January 1, 2019 did not have a material impact on the consolidated financial statements.

In August 2017, The FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This update expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. This update also makes certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. For public entities, this update is effective for fiscal years beginning after December 15, 2018. For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings. The amended presentation and disclosure guidance is required prospectively. The adoption of this update on January 1, 2019 did not have a material impact on the consolidated financial statements.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. As a result, nonemployee share-based payment awards will be measured at the grant-date fair value of the equity instruments that an entity is obligated to issue when the service has been rendered, subject to the probability of satisfying performance conditions when applicable. For public entities, this update is effective for fiscal years beginning after December 15, 2018. The adoption of the new guidance on January 1, 2019 did not have a material impact on the consolidated financial statements as United does not currently grant equity awards to nonemployees other than directors and does not anticipate doing so.

In June 2018, the FASB issued ASU No. 2018-08, Not for Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made. This update clarifies the guidance about whether a transfer of assets (or the reduction, settlement or cancellation of liabilities) is a contribution or an exchange transaction. In addition, the guidance clarifies the determination of whether a transaction is conditional. For public entities, this update is effective for contributions made in fiscal years beginning after December 15, 2018. The adoption of the new guidance on January 1, 2019 did not have a material impact on the consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Accounting Standards Updates and Recently Adopted Standards, continued

In July 2018, the FASB issued ASU No. 2018-09, Codification Improvements to address stakeholder suggestions for minor corrections and clarifications within the codification. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this update do not require transition guidance and will be effective upon issuance of this update. However, many of the amendments in this update do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. The adoption of the new guidance on January 1, 2019 did not have a material impact on the consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract (a consensus of the FASB Emerging Issues Task Force). This update aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. For public entities, this guidance is effective for fiscal years ending after December 15, 2019 with either retrospective or prospective application. United does not expect the new guidance to have a material impact on the consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This update permits the use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes. For public entities, this guidance is effective for fiscal years beginning after December 15, 2018 and should be applied on a prospective basis for qualifying new or redesignated hedging relationships. The adoption of this update on January 1, 2019 did not have a material impact on the consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. In addition to expanding the private company accounting alternative for applying variable interest entities (“VIE”) guidance, this update modifies the evaluation of decision-making fees for all entities applying VIE guidance. For public entities, this guidance is effective for fiscal years beginning after December 31, 2019 with retrospective application. United does not expect the new guidance to have a material impact on the consolidated financial statements.

Standards Adopted in 2018
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU provides guidance on the recognition of revenue from contracts with customers. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance was effective for public entities for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and was applied retrospectively either to each prior reporting period or with a cumulative effect recognized at the date of initial application. On January 1, 2018, United adopted ASU 2014-09 and all subsequent amendments to the ASU (collectively, ASC 606) using the modified retrospective approach. Because the guidance did not apply to revenue associated with financial instruments, including loans, leases, derivatives and securities, and revenue sources within scope were not materially affected, the new revenue recognition guidance did not have a material impact on the consolidated financial statements.

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

(3)	Mergers and Acquisitions

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

United’s operating results for the year ended December 31, 2018 include the operating results of the acquired assets and assumed liabilities for the period subsequent to the acquisition date of February 1, 2018.

Since the acquisition date, within the one-year measurement period, United received additional information regarding the fair value of loans. As a result, the provisional value assigned to the acquired loans was reduced by $526,000, partially offset by acquisition-related adjustments to deferred tax assets. The net of the adjustments was reflected as a $390,000 increase to goodwill.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Mergers and Acquisitions, continued

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below (in thousands).

	As Recorded by NLFC	Fair Value Adjustments (1)	As Recorded by United
Assets
Cash and cash equivalents	$27,700	—	$27,700
Loans and leases, net	365,533	(7,181)	358,352
Premises and equipment, net	628	(304)	324
Net deferred tax asset	—	2,873	2,873
Other assets	5,117	(1,066)	4,051
Total assets acquired	$398,978	$(5,678)	$393,300
Liabilities
Short-term borrowings	$214,923	$—	$214,923
Long-term debt	119,402	—	119,402
Other liabilities	17,059	(951)	16,108
Total liabilities assumed	351,384	(951)	350,433
Excess of assets acquired over liabilities assumed	$47,594
Aggregate fair value adjustments		$(4,727)
Total identifiable net assets			42,867
Consideration transferred
Cash			84,500
Common stock issued (1,443,987 shares)			45,746
Total fair value of consideration transferred			130,246
Goodwill			$87,379

(1) Fair values are preliminary and are subject to refinement for a period not to exceed one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

The following table presents additional information related to the acquired loan and lease portfolio at the acquisition date (in thousands).

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

Acquisition of Four Oaks FinCorp, Inc.
On November 1, 2017, United completed the acquisition of Four Oaks FinCorp, Inc. (“FOFN”) and its wholly-owned bank subsidiary, Four Oaks Bank & Trust Company. FOFN operated 14 banking offices in the Raleigh, North Carolina area. In connection with the acquisition, United acquired $730 million of assets and assumed $658 million of liabilities. Under the terms of the merger agreement, FOFN shareholders received 0.6178 shares of United common stock and $1.90 for each share of FOFN common stock issued and outstanding at the closing date. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $53.5 million, representing the intangible value of FOFN’s business and reputation within the market it served. None of the goodwill recognized is expected to be deductible for income tax purposes. United will amortize the related core deposit intangible of $7.83 million using the sum-of-the-years-digits method over 11.5 years, which represents the expected useful life of the asset. United will amortize the related noncompete agreement intangibles of $908,000 using the straight line method over the one year terms of the agreements. In connection with the acquisition, United

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Mergers and Acquisitions, continued

assumed $11.5 million in subordinated debentures and $12.4 million in trust preferred securities. See Note 13 for further information on long-term debt.

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

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below (in thousands).

	As Recorded by FOFN	Fair Value Adjustments	As Recorded by United
Assets
Cash and cash equivalents	$48,652	$6	$48,658
Securities	114,190	782	114,972
Loans held for sale	13,976	(3,290)	10,686
Loans, net	491,721	(5,477)	486,244
Premises and equipment, net	11,251	1,147	12,398
Bank owned life insurance	20,339	—	20,339
Accrued interest receivable	1,858	(118)	1,740
Net deferred tax asset	18,333	(999)	17,334
Intangibles	—	8,738	8,738
Other real estate owned	1,173	(514)	659
Other assets	8,792	(69)	8,723
Total assets acquired	$730,285	$206	$730,491
Liabilities
Deposits	$563,840	$1,365	$565,205
Federal Home Loan Bank advances	65,000	224	65,224
Long-term debt	23,872	(4,125)	19,747
Other liabilities	7,330	60	7,390
Total liabilities assumed	660,042	(2,476)	657,566
Excess of assets acquired over liabilities assumed	$70,243
Aggregate fair value adjustments		$2,682
Total identifiable net assets			72,925
Consideration transferred
Cash			12,802
Common stock issued (4,145,343 shares)			113,665
Total fair value of consideration transferred			126,467
Goodwill			$53,542

The following table presents additional information related to the acquired loan portfolio at the acquisition date (in thousands):

November 1, 2017
Accounted for pursuant to ASC 310-30:
Contractually required principal and interest	$49,377
Non-accretable difference	8,244
Cash flows expected to be collected	41,133
Accretable yield	3,313
Fair value	$37,820

Excluded from ASC 310-30:
Fair value	$448,462
Gross contractual amounts receivable	509,629
Estimate of contractual cash flows not expected to be collected	6,081

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Mergers and Acquisitions, continued

Acquisition of HCSB Financial Corporation
On July 31, 2017, United completed the acquisition of HCSB Financial Corporation (“HCSB”) and its wholly-owned bank subsidiary, Horry County State Bank. HCSB operated eight branches in coastal South Carolina. In connection with the acquisition, United acquired $389 million of assets and assumed $347 million of liabilities. Under the terms of the merger agreement, HCSB shareholders received 0.0050 shares of United common stock for each share of HCSB common stock issued and outstanding at the closing date. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $24.2 million, representing the intangible value of HCSB’s business and reputation within the market it served. None of the goodwill recognized is expected to be deductible for income tax purposes. United will amortize the related core deposit intangible of $3.48 million using the sum-of-the-years-digits method over six years, which represents the expected useful life of the asset. United will amortize the related noncompete agreement intangibles of $2.24 million using the straight line method over the terms of the agreements, which vary between one year and two years.

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
The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below (in thousands).

	As Recorded by HCSB	Fair Value Adjustments	As Recorded by United
Assets
Cash and cash equivalents	$17,855	$(2)	$17,853
Securities	101,462	(142)	101,320
Loans, net	228,483	(12,536)	215,947
Premises and equipment, net	14,030	(6,606)	7,424
Bank owned life insurance	11,827	—	11,827
Accrued interest receivable	1,322	(275)	1,047
Net deferred tax asset	—	25,579	25,579
Intangibles	—	5,716	5,716
Other real estate owned	1,177	(372)	805
Other assets	1,950	(32)	1,918
Total assets acquired	$378,106	$11,330	$389,436
Liabilities
Deposits	$318,512	$430	$318,942
Repurchase agreements	1,141	—	1,141
Federal Home Loan Bank advances	24,000	517	24,517
Other liabilities	1,955	91	2,046
Total liabilities assumed	345,608	1,038	346,646
Excess of assets acquired over liabilities assumed	$32,498
Aggregate fair value adjustments		$10,292
Total identifiable net assets			42,790
Consideration transferred
Cash			31
Common stock issued (2,370,331 shares)			65,800
Total fair value of consideration transferred			65,831
Equity interest in HCSB held before the business combination			1,125
Goodwill			$24,166

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Mergers and Acquisitions, continued

The following table presents additional information related to the acquired loan portfolio at the acquisition date (in thousands):

July 31, 2017
Accounted for pursuant to ASC 310-30:
Contractually required principal and interest	$46,069
Non-accretable difference	12,413
Cash flows expected to be collected	33,656
Accretable yield	3,410
Fair value	$30,246

Excluded from ASC 310-30:
Fair value	$185,701
Gross contractual amounts receivable	212,780
Estimate of contractual cash flows not expected to be collected	3,985

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Mergers and Acquisitions, continued

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below (in thousands).

	As Recorded by Tidelands	Fair Value Adjustments	As Recorded by United
Assets
Cash and cash equivalents	$13,121	$—	$13,121
Securities	65,676	(155)	65,521
Loans held for sale	139	3	142
Loans, net	317,938	(12,035)	305,903
Premises and equipment, net	19,133	(7,944)	11,189
Bank owned life insurance	16,917	—	16,917
Accrued interest receivable	1,086	(167)	919
Net deferred tax asset	73	15,639	15,712
Core deposit intangible	—	1,570	1,570
Other real estate owned	9,881	(2,386)	7,495
Other assets	1,920	(164)	1,756
Total assets acquired	$445,884	$(5,639)	$440,245
Liabilities
Deposits	$398,108	$1,765	$399,873
Repurchase agreements	10,000	155	10,155
Federal Home Loan Bank advances	13,000	354	13,354
Long-term debt	14,434	(3,668)	10,766
Other liabilities	11,587	(5,986)	5,601
Total liabilities assumed	447,129	(7,380)	439,749
Excess of assets acquired over liabilities assumed	$(1,245)
Aggregate fair value adjustments		$1,741
Total identifiable net assets			496
Consideration transferred
Cash paid to redeem common stock			2,224
Cash paid to redeem preferred stock issued under the Treasury’s Capital Purchase Program			8,985
Total fair value of consideration transferred			11,209
Goodwill			$10,713

The following table presents additional information related to the acquired loan portfolio at the acquisition date (in thousands):

July 1, 2016
Accounted for pursuant to ASC 310-30:
Contractually required principal and interest	$50,660
Non-accretable difference	13,483
Cash flows expected to be collected	37,177
Accretable yield	2,113
Fair value	$35,064

Excluded from ASC 310-30:
Fair value	$270,839
Gross contractual amounts receivable	302,331
Estimate of contractual cash flows not expected to be collected	3,859

Pro forma information - unaudited

The following table discloses the impact of the mergers with NLFC, FOFN, HCSB, and Tidelands since the respective acquisition dates through December 31 of the year of acquisition. The table also presents certain pro forma information as if NLFC had been acquired on January 1, 2017, FOFN and HCSB had been acquired on January 1, 2016, and Tidelands had been acquired on January 1, 2015. These results combine the historical results of the acquired entities with United’s consolidated statements of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisitions taken place in earlier years.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Mergers and Acquisitions, continued

For purposes of pro forma information, merger-related costs incurred in the year of acquisition are excluded from the actual acquisition year results and included in the pro forma acquisition year results. As a result, merger-related costs related to the acquisition of NLFC of $4.98 million are reflected in 2017 pro forma information and merger-related costs related to the acquisition of FOFN and HCSB of $8.71 million are reflected in 2016 pro forma results. Merger-related costs of $4.07 million related to the Tidelands acquisition have been excluded from the 2016 pro forma information presented below. The following table presents the actual results and pro forma information for the periods indicated (in thousands).

	(Unaudited) Year Ended December 31,
	Revenue	Net Income
2018
Actual NLFC results included in the statement of income since acquisition date	$24,285	$7,149
Supplemental consolidated pro forma as if NLFC had been acquired January 1, 2017	526,137	168,445
2017
Actual FOFN results included in statement of income since acquisition date	$5,265	$1,406
Actual HCSB results included in statement of income since acquisition date	5,775	1,385
Supplemental consolidated pro forma as if FOFN and HCSB had been acquired January 1, 2016 and NLFC had been acquired January 1, 2017	495,052	78,958
2016
Actual Tidelands results included in statement of income since acquisition date	$7,512	$1,189
Supplemental consolidated pro forma as if FOFN and HCSB had been acquired January 1, 2016 and Tidelands had been acquired January 1, 2015	452,713	89,200

(4) Cash Flows

During 2018, 2017 and 2016, loans having a value of $3.02 million, $4.15 million and $8.18 million, respectively, were transferred to foreclosed property.

United accounts for sales of SBA/USDA loans on the trade date. At December 31, 2018, 2017 and 2016, United had unsettled sales of SBA/USDA loans of $32.9 million, $27.5 million and $29.9 million, respectively.

During 2018, United acquired, through a business combination, assets with a fair value totaling $481 million and liabilities with a fair value totaling $350 million, for net assets acquired of $130 million. Common stock issued pursuant to this business combination in 2018 totaled $45.7 million. During 2017, United acquired, through business combinations, assets with a fair value totaling $1.12 billion and liabilities with a fair value totaling $1.00 billion, for net assets acquired of $115 million. Common stock issued pursuant to these business combinations in 2017 totaled $179 million. During 2016, United acquired, through business combinations, assets with a fair value totaling $451 million and liabilities with a fair value totaling $440 million, for net assets acquired of $11.2 million.

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

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet		Gross Amounts not Offset in the Balance Sheet
December 31, 2018			Net Asset Balance	Financial Instruments	Collateral Received	Net Amount
Repurchase agreements / reverse repurchase agreements	$50,000	$(50,000)	$—	$—	$—	$—
Derivatives	24,705	—	24,705	(973)	(8,029)	15,703
Total	$74,705	$(50,000)	$24,705	$(973)	$(8,029)	$15,703

Weighted average interest rate of reverse repurchase agreements	3.20%

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet		Gross Amounts not Offset in the Balance Sheet
			Net Liability Balance	Financial Instruments	Collateral Pledged	Net Amount
Repurchase agreements / reverse repurchase agreements	$50,000	$(50,000)	$—	$—	$—	$—
Derivatives	26,433	—	26,433	(973)	(16,126)	9,334
Total	$76,433	$(50,000)	$26,433	$(973)	$(16,126)	$9,334

Weighted average interest rate of repurchase agreements	2.45%

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet		Gross Amounts not Offset in the Balance Sheet
December 31, 2017			Net Asset Balance	Financial Instruments	Collateral Received	Net Amount
Repurchase agreements / reverse repurchase agreements	$100,000	$(100,000)	$—	$—	$—	$—
Derivatives	22,721	—	22,721	(1,490)	(6,369)	14,862
Total	$122,721	$(100,000)	$22,721	$(1,490)	$(6,369)	$14,862

Weighted average interest rate of reverse repurchase agreements	1.95%

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet		Gross Amounts not Offset in the Balance Sheet
			Net Liability Balance	Financial Instruments	Collateral Pledged	Net Amount
Repurchase agreements / reverse repurchase agreements	$100,000	$(100,000)	$—	$—	$—	$—
Derivatives	25,376	—	25,376	(1,490)	(17,190)	6,696
Total	$125,376	$(100,000)	$25,376	$(1,490)	$(17,190)	$6,696

Weighted average interest rate of repurchase agreements	1.20%

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5) Balance Sheet Offsetting and Repurchase Agreements Accounted for as Secured Borrowings, continued

At December 31, 2018, United recognized the right to reclaim cash collateral of $16.1 million and the obligation to return cash collateral of $8.03 million. At December 31, 2017, United recognized the right to reclaim cash collateral of $17.2 million and the obligation to return cash collateral of $6.37 million. The right to reclaim cash collateral and the obligation to return cash collateral were included in the consolidated balance sheets in other assets and other liabilities, respectively.

The following table presents additional detail regarding repurchase agreements accounted for as secured borrowings and the securities underlying these agreements as of the dates indicated (in thousands).

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30 to 90 Days	91 to 110 Days	Total
As of December 31, 2018
Mortgage-backed securities	$—	$—	$50,000	$—	$50,000
Total	$—	$—	$50,000	$—	$50,000

Gross amount of recognized liabilities for repurchase agreements in offsetting disclosure					$50,000
Amounts related to agreements not included in offsetting disclosure					$—

As of December 31, 2017
Mortgage-backed securities	$—	$—	$100,000	$—	$100,000
Total	$—	$—	$100,000	$—	$100,000

Gross amount of recognized liabilities for repurchase agreements in offsetting disclosure					$100,000
Amounts related to agreements not included in offsetting disclosure					$—

United is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price. United manages this risk by maintaining an unpledged securities portfolio that it believes is sufficient to cover a decline in the market value of the securities sold under agreements to repurchase.

(6) Investment Securities

At December 31, 2018 and 2017, securities with a carrying value of $925 million and $1.04 billion, respectively, were pledged to secure public deposits, derivatives and other secured borrowings.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Investment Securities, continued

The cost basis, unrealized gains and losses, and fair value of debt securities held-to-maturity as of the dates indicated are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2018
State and political subdivisions	$68,551	$952	$2,191	$67,312
Residential mortgage-backed securities	176,488	652	5,094	172,046
Commercial mortgage-backed securities	29,368	173	96	29,445
Total	$274,407	$1,777	$7,381	$268,803
As of December 31, 2017
State and political subdivisions	$71,959	$1,574	$178	$73,355
Residential mortgage-backed securities	208,805	1,586	3,289	207,102
Commercial mortgage-backed securities	40,330	625	136	40,819
Total	$321,094	$3,785	$3,603	$321,276

The cost basis, unrealized gains and losses, and fair value of debt securities available-for-sale as of the dates indicated are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2018
U.S. Treasuries	$150,712	$767	$2,172	$149,307
U.S. Government agencies	25,493	335	275	25,553
State and political subdivisions	234,750	907	1,716	233,941
Residential mortgage-backed securities	1,464,380	3,428	21,898	1,445,910
Commercial mortgage-backed securities	399,663	187	7,933	391,917
Corporate bonds	200,582	502	1,921	199,163
Asset-backed securities	184,683	328	2,335	182,676
Total	$2,660,263	$6,454	$38,250	$2,628,467
As of December 31, 2017
U.S. Treasuries	$122,025	$—	$912	$121,113
U.S. Government agencies	26,129	269	26	26,372
State and political subdivisions	195,663	2,019	396	197,286
Residential mortgage-backed securities	1,317,371	7,058	12,696	1,311,733
Commercial mortgage-backed securities	420,685	31	5,238	415,478
Corporate bonds	305,265	1,513	425	306,353
Asset-backed securities	236,533	1,078	153	237,458
Other	57	—	—	57
Total	$2,623,728	$11,968	$19,846	$2,615,850

At year-end 2018 and 2017, there were no holdings of debt obligations of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Investment Securities, continued

The following summarizes debt securities held-to-maturity in an unrealized loss position as of the dates indicated (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2018
State and political subdivisions	$7,062	$46	$34,146	$2,145	$41,208	$2,191
Residential mortgage-backed securities	6,579	61	136,376	5,033	142,955	5,094
Commercial mortgage-backed securities	—	—	4,290	96	4,290	96
Total unrealized loss position	$13,641	$107	$174,812	$7,274	$188,453	$7,381

As of December 31, 2017
State and political subdivisions	$8,969	$178	$—	$—	$8,969	$178
Residential mortgage-backed securities	82,893	1,377	64,337	1,912	147,230	3,289
Commercial mortgage-backed securities	12,460	71	1,531	65	13,991	136
Total unrealized loss position	$104,322	$1,626	$65,868	$1,977	$170,190	$3,603

The following summarizes debt securities available-for-sale in an unrealized loss position as of the dates indicated (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2018
U.S. Treasuries	$—	$—	$120,391	$2,172	$120,391	$2,172
U.S. Government agencies	—	—	21,519	275	21,519	275
State and political subdivisions	15,160	28	133,500	1,688	148,660	1,716
Residential mortgage-backed securities	234,583	808	775,360	21,090	1,009,943	21,898
Commercial mortgage-backed securities	4,552	594	355,292	7,339	359,844	7,933
Corporate bonds	—	—	117,296	1,921	117,296	1,921
Asset-backed securities	74,492	1,879	31,968	456	106,460	2,335
Total unrealized loss position	$328,787	$3,309	$1,555,326	$34,941	$1,884,113	$38,250
As of December 31, 2017
U.S. Treasuries	$121,113	$912	$—	$—	$121,113	$912
U.S. Government agencies	1,976	13	1,677	13	3,653	26
State and political subdivisions	61,494	365	5,131	31	66,625	396
Residential mortgage-backed securities	655,180	5,692	242,501	7,004	897,681	12,696
Commercial mortgage-backed securities	309,025	3,007	86,422	2,231	395,447	5,238
Corporate bonds	55,916	325	900	100	56,816	425
Asset-backed securities	28,695	126	5,031	27	33,726	153
Total unrealized loss position	$1,233,399	$10,440	$341,662	$9,406	$1,575,061	$19,846

At December 31, 2018, there were 277 debt securities available-for-sale and 67 debt securities held-to-maturity that were in an unrealized loss position. Management does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of its amortized cost basis. Unrealized losses at December 31, 2018 and 2017 were primarily attributable to changes in interest rates.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Investment Securities, continued

value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst’s reports. No impairment charges were recognized during 2018, 2017 or 2016.

Realized gains and losses are derived using the specific identification method for determining the cost of the securities sold. The following summarizes securities sales activities for the years ended December 31 (in thousands):

	2018	2017	2016

Proceeds from sales	$168,891	$340,540	$199,864

Gross gains on sales	$2,082	$1,247	$1,647
Gross losses on sales	(2,738)	(1,205)	(665)
Net (losses) gains on sales of securities	$(656)	$42	$982

Income tax (benefit) expense attributable to sales	$(132)	$14	$371

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Investment Securities, continued

The amortized cost and fair value of debt available-for-sale and held-to-maturity securities at December 31, 2018, by contractual maturity, are presented in the following table (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
US Treasuries:
1 to 5 years	$122,563	$120,391	$—	$—
5 to 10 years	28,149	28,916	—	—
	150,712	149,307	—	—
US Government agencies:
1 to 5 years	20,794	20,538	—	—
More than 10 years	4,699	5,015	—	—
	25,493	25,553	—	—
State and political subdivisions:
Within 1 year	500	504	5,830	5,859
1 to 5 years	43,526	43,045	10,968	11,317
5 to 10 years	41,841	41,771	8,354	8,928
More than 10 years	148,883	148,621	43,399	41,208
	234,750	233,941	68,551	67,312
Corporate bonds:
1 to 5 years	198,082	196,654	—	—
5 to 10 years	1,500	1,514	—	—
More than 10 years	1,000	995	—	—
	200,582	199,163	—	—
Asset-backed securities:
5 to 10 years	2,305	2,300	—	—
More than 10 years	182,378	180,376	—	—
	184,683	182,676	—	—
Total securities other than mortgage-backed securities:
Within 1 year	500	504	5,830	5,859
1 to 5 years	384,965	380,628	10,968	11,317
5 to 10 years	73,795	74,501	8,354	8,928
More than 10 years	336,960	335,007	43,399	41,208
Residential mortgage-backed securities	1,464,380	1,445,910	176,488	172,046
Commercial mortgage-backed securities	399,663	391,917	29,368	29,445
	$2,660,263	$2,628,467	$274,407	$268,803

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Leases and Allowance for Credit Losses

Major classifications of the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”) are summarized as of the dates indicated as follows (in thousands):

	December 31,
	2018	2017
Owner occupied commercial real estate	$1,647,904	$1,923,993
Income producing commercial real estate	1,812,420	1,595,174
Commercial & industrial	1,278,347	1,130,990
Commercial construction	796,158	711,936
Equipment financing	564,614	—
Total commercial	6,099,443	5,362,093
Residential mortgage	1,049,232	973,544
Home equity lines of credit	694,010	731,227
Residential construction	211,011	183,019
Consumer direct	122,013	127,504
Indirect auto	207,692	358,185
Total loans	8,383,401	7,735,572
Less allowance for loan losses	(61,203)	(58,914)
Loans, net	$8,322,198	$7,676,658

At December 31, 2018 and 2017, $1.19 million and $1.28 million, respectively, in overdrawn deposit accounts were reclassified as consumer loans.

At December 31, 2018 and 2017, loans with a carrying value of $3.98 billion and $3.73 billion were pledged as collateral to secure FHLB advances, securitized notes payable and other contingent funding sources.

At December 31, 2018, the carrying value and outstanding balance of PCI loans was $74.4 million and $109 million, respectively. At December 31, 2017, the carrying value and outstanding balance of PCI loans was $98.5 million and $142 million, respectively. The following table presents changes in the value of the accretable yield for PCI loans for the years ended December 31 (in thousands):

	2018	2017
Balance at beginning of period	$17,686	$7,981
Additions due to acquisitions	1,977	6,723
Accretion	(13,696)	(7,451)
Reclassification from nonaccretable difference	15,326	7,283
Changes in expected cash flows that do not affect nonaccretable difference	5,575	3,150
Balance at end of period	$26,868	$17,686

In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC Topic 310-30 are also accreted to interest income over the life of the loans. At December 31, 2018 and 2017, the remaining accretable fair value discount on loans acquired through a business combination and not accounted for under ASC Topic 310-30 was $4.31 million and $14.7 million, respectively. At December 31, 2018, the net fair value discount included a net premium on loans acquired with NLFC. In addition, indirect auto loans purchased at a premium outside of a business combination had a remaining premium of $3.72 million and $7.84 million, respectively, at December 31, 2018 and 2017. During the year ended December 31, 2017, United purchased $81.7 million of indirect auto loans. United made no purchases of indirect auto loans during 2018.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7) Loans and Leases and Allowance for Credit Losses, continued

At December 31, 2018, equipment financing assets included leases of $30.4 million. The components of the net investment in leases are presented below (in thousands).

December 31, 2018
Minimum future lease payments receivable	$31,915
Estimated residual value of leased equipment	3,593
Initial direct costs	827
Security deposits	(1,189)
Purchase accounting premium	806
Unearned income	(5,568)
Net investment in leases	$30,384

Minimum future lease payments expected to be received from lease contracts as of December 31, 2018 are as follows (in thousands):

Year
2019	$12,689
2020	9,433
2021	5,641
2022	3,058
2023	1,086
Thereafter	8
Total	$31,915

In the ordinary course of business, the Bank may grant loans to executive officers and directors of United, including their immediate families and companies with which they are associated. Such loans are made on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other customers. The following is a summary of such loans outstanding and the activity in these loans for the years ended December 31 (in thousands):

	2018	2017
Balance at beginning of period	$2,262	$2,432
New loans and advances	66	86
Repayments	(1,102)	(256)
Change in related party status	(1,179)	—
Balance at end of period	$47	$2,262

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7) Loans and Leases and Allowance for Credit Losses, continued

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

Year Ended December 31, 2018	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied commercial real estate	$14,776	$(303)	$1,227	$(3,493)	$12,207
Income producing commercial real estate	9,381	(3,304)	1,064	3,932	11,073
Commercial & industrial	3,971	(1,669)	1,390	1,110	4,802
Commercial construction	10,523	(622)	734	(298)	10,337
Equipment financing	—	(1,536)	460	6,528	5,452
Residential mortgage	10,097	(754)	336	(1,384)	8,295
Home equity lines of credit	5,177	(1,194)	423	346	4,752
Residential construction	2,729	(54)	376	(618)	2,433
Consumer direct	710	(2,445)	807	1,781	853
Indirect auto	1,550	(1,277)	228	498	999
Total allowance for loan losses	58,914	(13,158)	7,045	8,402	61,203
Allowance for unfunded commitments	2,312	—	—	1,098	3,410
Total allowance for credit losses	$61,226	$(13,158)	$7,045	$9,500	$64,613

Year Ended December 31, 2017	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied commercial real estate	$16,446	$(406)	$980	$(2,244)	$14,776
Income producing commercial real estate	8,843	(2,985)	178	3,345	9,381
Commercial & industrial	3,810	(1,528)	1,768	(79)	3,971
Commercial construction	13,405	(1,023)	1,018	(2,877)	10,523
Equipment financing	—	—	—	—	—
Residential mortgage	8,545	(1,473)	314	2,711	10,097
Home equity lines of credit	4,599	(1,435)	567	1,446	5,177
Residential construction	3,264	(129)	178	(584)	2,729
Consumer direct	708	(1,803)	917	888	710
Indirect auto	1,802	(1,420)	284	884	1,550
Total allowance for loan losses	61,422	(12,202)	6,204	3,490	58,914
Allowance for unfunded commitments	2,002	—	—	310	2,312
Total allowance for credit losses	$63,424	$(12,202)	$6,204	$3,800	$61,226

Year Ended December 31, 2016	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied commercial real estate	$18,016	$(2,029)	$706	$(247)	$16,446
Income producing commercial real estate	11,548	(1,433)	580	(1,852)	8,843
Commercial & industrial	4,433	(1,830)	1,689	(482)	3,810
Commercial construction	9,553	(837)	821	3,868	13,405
Equipment financing	—	—	—	—	—
Residential mortgage	12,719	(1,151)	301	(3,324)	8,545
Home equity lines of credit	5,956	(1,690)	386	(53)	4,599
Residential construction	4,002	(533)	79	(284)	3,264
Consumer direct	828	(1,459)	800	539	708
Indirect auto	1,393	(1,399)	233	1,575	1,802
Total allowance for loan losses	68,448	(12,361)	5,595	(260)	61,422
Allowance for unfunded commitments	2,542	—	—	(540)	2,002
Total allowance for credit losses	$70,990	$(12,361)	$5,595	$(800)	$63,424

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7) Loans and Leases and Allowance for Credit Losses, continued

The following table presents the recorded investment in loans by portfolio segment and the balance of the allowance for loan losses assigned to each segment based on the method of evaluating the loans for impairment for the periods indicated (in thousands):

	Allowance for Credit Losses
	December 31, 2018				December 31, 2017
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance
Owner occupied commercial real estate	$862	$11,328	$17	$12,207	$1,255	$13,521	$—	$14,776
Income producing commercial real estate	402	10,671	—	11,073	562	8,813	6	9,381
Commercial & industrial	32	4,761	9	4,802	27	3,944	—	3,971
Commercial construction	71	9,974	292	10,337	156	10,367	—	10,523
Equipment financing	—	5,045	407	5,452	—	—	—	—
Residential mortgage	861	7,410	24	8,295	1,174	8,919	4	10,097
Home equity lines of credit	1	4,740	11	4,752	—	5,177	—	5,177
Residential construction	51	2,382	—	2,433	75	2,654	—	2,729
Consumer direct	6	847	—	853	7	700	3	710
Indirect auto	26	973	—	999	—	1,550	—	1,550
Total allowance for loan losses	2,312	58,131	760	61,203	3,256	55,645	13	58,914
Allowance for unfunded commitments	—	3,410	—	3,410	—	2,312	—	2,312
Total allowance for credit losses	$2,312	$61,541	$760	$64,613	$3,256	$57,957	$13	$61,226

	Loans Outstanding
	December 31, 2018				December 31, 2017
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance
Owner occupied commercial real estate	$17,602	$1,620,450	$9,852	$1,647,904	$21,823	$1,876,411	$25,759	$1,923,993
Income producing commercial real estate	16,584	1,757,525	38,311	1,812,420	16,483	1,533,851	44,840	1,595,174
Commercial & industrial	1,621	1,276,318	408	1,278,347	2,654	1,126,894	1,442	1,130,990
Commercial construction	2,491	787,760	5,907	796,158	3,813	699,266	8,857	711,936
Equipment financing	—	556,672	7,942	564,614	—	—	—	—
Residential mortgage	14,220	1,025,862	9,150	1,049,232	14,193	946,210	13,141	973,544
Home equity lines of credit	276	692,122	1,612	694,010	101	728,235	2,891	731,227
Residential construction	1,207	209,070	734	211,011	1,577	180,978	464	183,019
Consumer direct	211	121,269	533	122,013	270	126,114	1,120	127,504
Indirect auto	1,237	206,455	—	207,692	1,396	356,789	—	358,185
Total loans	$55,449	$8,253,503	$74,449	$8,383,401	$62,310	$7,574,748	$98,514	$7,735,572

A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the original contractual terms of the loan will not be collected. Management individually evaluates certain impaired loans, including all non-PCI relationships that are on nonaccrual with a balance of $500,000 or greater and all troubled debt restructurings (“TDRs”), regardless of accrual status, for impairment. Impairment is measured based on the present value of expected future cash flows, discounted at the loan’s pre-modification interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. A specific reserve is established for impaired loans for the amount of calculated impairment, if any. Interest payments received on impaired nonaccrual loans are applied as a reduction of the recorded investment in the loan. For impaired loans not on nonaccrual status, interest is accrued according to the terms of the loan agreement. Loans are evaluated for impairment quarterly and specific reserves are established in the allowance for loan losses for any measured impairment.

Each quarter, management prepares an analysis of the allowance for credit losses to determine the appropriate balance that measures and quantifies the amount of probable incurred losses in the loan portfolio. The allowance is comprised of specific reserves on

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7) Loans and Leases and Allowance for Credit Losses, continued

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7) Loans and Leases and Allowance for Credit Losses, continued

The following table presents loans individually evaluated for impairment by class of loans as of the dates indicated (in thousands):

	December 31, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Owner occupied commercial real estate	$8,650	$6,546	$—	$1,238	$1,176	$—
Income producing commercial real estate	9,986	9,881	—	2,177	2,165	—
Commercial & industrial	525	370	—	1,758	1,471	—
Commercial construction	685	507	—	134	134	—
Equipment financing	—	—	—	—	—	—
Total commercial	19,846	17,304	—	5,307	4,946	—
Residential mortgage	5,787	5,202	—	2,661	2,566	—
Home equity lines of credit	330	234	—	393	101	—
Residential construction	554	428	—	405	330	—
Consumer direct	18	17	—	29	29	—
Indirect auto	294	292	—	1,396	1,396	—
Total with no related allowance recorded	26,829	23,477	—	10,191	9,368	—
With an allowance recorded:
Owner occupied commercial real estate	11,095	11,056	862	21,262	20,647	1,255
Income producing commercial real estate	6,968	6,703	402	14,419	14,318	562
Commercial & industrial	1,652	1,251	32	1,287	1,183	27
Commercial construction	2,130	1,984	71	3,917	3,679	156
Equipment financing	—	—	—	—	—	—
Total commercial	21,845	20,994	1,367	40,885	39,827	2,000
Residential mortgage	9,169	9,018	861	12,086	11,627	1,174
Home equity lines of credit	45	42	1	—	—	—
Residential construction	791	779	51	1,325	1,247	75
Consumer direct	199	194	6	244	241	7
Indirect auto	946	945	26	—	—	—
Total with an allowance recorded	32,995	31,972	2,312	54,540	52,942	3,256
Total	$59,824	$55,449	$2,312	$64,731	$62,310	$3,256

As of December 31, 2018 and 2017, United has allocated $2.31 million and $3.26 million, respectively, of specific reserves to customers whose loan terms have been modified in TDRs. As of December 31, 2017, United committed to lend additional amounts totaling up to $75,000 to customers with outstanding loans classified as TDRs. As of December 31, 2018, there were no commitments to lend additional amounts to customers with outstanding loans classified as TDRs.

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

(7) Loans and Leases and Allowance for Credit Losses, continued

Loans modified under the terms of a TDR during the years ended December 31 are presented in the table below. In addition, the following table presents loans modified under the terms of a TDR that defaulted (became 90 days or more delinquent) during the years ended December 31 that were initially restructured within one year prior to default (dollars in thousands):

	New TDRs
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment by Type of Modification				TDRs Modified Within the Year That Have Subsequently Defaulted
Year Ended December 31, 2018			Rate Reduction	Structure	Other	Total	Number of Contracts	Recorded Investment
Owner occupied commercial real estate	5	$1,438	$—	$1,387	$—	$1,387	3	$1,869
Income producing commercial real estate	2	3,753	106	3,637	—	3,743	—	—
Commercial & industrial	2	108	—	32	—	32	1	232
Commercial construction	—	—	—	—	—	—	1	3
Equipment financing	—	—	—	—	—	—	—	—
Total commercial	9	5,299	106	5,056	—	5,162	5	2,104
Residential mortgage	15	1,933	130	1,770	—	1,900	1	101
Home equity lines of credit	1	42	—	—	41	41	—	—
Residential construction	2	47	—	32	13	45	—	—
Consumer direct	2	7	—	—	7	7	—	—
Indirect auto	35	643	—	—	643	643	—	—
Total loans	64	$7,971	$236	$6,858	$704	$7,798	6	$2,205
Year Ended December 31, 2017
Owner occupied commercial real estate	6	$2,603	$—	$2,161	$108	$2,269	—	$—
Income producing commercial real estate	2	257	—	—	252	252	—	—
Commercial & industrial	6	901	—	174	533	707	—	—
Commercial construction	—	—	—	—	—	—	—	—
Equipment financing	—	—	—	—	—	—	—	—
Total commercial	14	3,761	—	2,335	893	3,228	—	—
Residential mortgage	23	2,174	—	2,165	—	2,165	4	852
Home equity lines of credit	1	296	—	—	176	176	—	—
Residential construction	4	135	40	95	—	135	—	—
Consumer direct	2	16	—	16	—	16	—	—
Indirect auto	34	786	—	—	786	786	—	—
Total loans	78	$7,168	$40	$4,611	$1,855	$6,506	4	$852
Year Ended December 31, 2016
Owner occupied commercial real estate	8	$2,699	$—	$2,699	$—	$2,699	1	$252
Income producing commercial real estate	1	257	—	257	—	257	—	—
Commercial & industrial	5	1,012	—	1,012	—	1,012	2	34
Commercial construction	3	458	—	393	65	458	—	—
Equipment financing	—	—	—	—	—	—	—	—
Total commercial	17	4,426	—	4,361	65	4,426	3	286
Residential mortgage	28	3,262	1,992	1,135	40	3,167	1	85
Home equity lines of credit	1	38	38	—	—	38	—	—
Residential construction	7	584	46	376	82	504	—	—
Consumer direct	6	71	13	58	—	71	—	—
Indirect auto	35	966	—	—	966	966	—	—
Total loans	94	$9,347	$2,089	$5,930	$1,153	$9,172	4	$371

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

(7) Loans and Leases and Allowance for Credit Losses, continued

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired is presented below for the last three years (in thousands):

	2018			2017			2016
	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received
Owner occupied commercial real estate	$19,881	$1,078	$1,119	$27,870	$1,271	$1,291	$33,297	$1,667	$1,704
Income producing commercial real estate	17,138	893	895	24,765	1,265	1,178	31,661	1,418	1,457
Commercial & industrial	1,777	100	100	2,994	125	127	2,470	123	118
Commercial construction	3,247	176	174	5,102	225	229	5,879	267	264
Equipment financing	—	—	—	—	—	—	—	—	—
Total commercial	42,043	2,247	2,288	60,731	2,886	2,825	73,307	3,475	3,543
Residential mortgage	14,515	641	643	14,257	555	574	14,118	637	633
Home equity lines of credit	284	18	16	248	10	12	93	4	4
Residential construction	1,405	96	95	1,582	95	95	1,677	89	88
Consumer direct	249	18	18	292	22	22	302	22	23
Indirect auto	1,252	64	64	1,244	64	64	928	47	47
Total	$59,748	$3,084	$3,124	$78,354	$3,632	$3,592	$90,425	$4,274	$4,338

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

PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or future period yield adjustments. No PCI loans were classified as nonaccrual at December 31, 2018 or 2017 as the cash flows of the respective loan or pool of loans were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms was approximately $1.09 million, $1.11 million, and $975,000 for 2018, 2017, and 2016, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7) Loans and Leases and Allowance for Credit Losses, continued

The following table presents the recorded investment in nonaccrual loans held for investment by loan class as of the dates indicated (in thousands):

	December 31,
	2018	2017
Owner occupied commercial real estate	$6,421	$4,923
Income producing commercial real estate	1,160	3,208
Commercial & industrial	1,417	2,097
Commercial construction	605	758
Equipment financing	2,677	—
Total commercial	12,280	10,986
Residential mortgage	8,035	8,776
Home equity lines of credit	2,360	2,024
Residential construction	288	192
Consumer direct	89	43
Indirect auto	726	1,637
Total	$23,778	$23,658

Excluding PCI loans, substantially all loans more than 90 days past due were on nonaccrual status at December 31, 2018 and December 31, 2017. The following table presents the aging of the recorded investment in past due loans by class of loans as of the dates indicated (in thousands):

	Loans Past Due
	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Loans Not Past Due	PCI Loans	Total
As of December 31, 2018
Owner occupied commercial real estate	$2,542	$2,897	$1,011	$6,450	$1,631,602	$9,852	$1,647,904
Income producing commercial real estate	1,624	291	301	2,216	1,771,893	38,311	1,812,420
Commercial & industrial	7,189	718	400	8,307	1,269,632	408	1,278,347
Commercial construction	267	—	68	335	789,916	5,907	796,158
Equipment financing	1,351	739	2,658	4,748	551,924	7,942	564,614
Total commercial	12,973	4,645	4,438	22,056	6,014,967	62,420	6,099,443
Residential mortgage	5,461	1,788	1,950	9,199	1,030,883	9,150	1,049,232
Home equity lines of credit	2,112	864	902	3,878	688,520	1,612	694,010
Residential construction	509	63	190	762	209,515	734	211,011
Consumer direct	600	82	21	703	120,777	533	122,013
Indirect auto	750	323	633	1,706	205,986	—	207,692
Total loans	$22,405	$7,765	$8,134	$38,304	$8,270,648	$74,449	$8,383,401

As of December 31, 2017
Owner occupied commercial real estate	$3,810	$1,776	$1,530	$7,116	$1,891,118	$25,759	$1,923,993
Income producing commercial real estate	1,754	353	1,939	4,046	1,546,288	44,840	1,595,174
Commercial & industrial	2,139	869	1,133	4,141	1,125,407	1,442	1,130,990
Commercial construction	568	132	158	858	702,221	8,857	711,936
Equipment financing	—	—	—	—	—	—	—
Total commercial	8,271	3,130	4,760	16,161	5,265,034	80,898	5,362,093
Residential mortgage	6,717	1,735	3,438	11,890	948,513	13,141	973,544
Home equity lines of credit	3,246	225	578	4,049	724,287	2,891	731,227
Residential construction	885	105	93	1,083	181,472	464	183,019
Consumer direct	739	133	—	872	125,512	1,120	127,504
Indirect auto	1,152	459	1,263	2,874	355,311	—	358,185
Total loans	$21,010	$5,787	$10,132	$36,929	$7,600,129	$98,514	$7,735,572

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7) Loans and Leases and Allowance for Credit Losses, continued

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7) Loans and Leases and Allowance for Credit Losses, continued

As of December 31, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Watch	Substandard	Doubtful / Loss	Total
As of December 31, 2018
Owner occupied commercial real estate	$1,585,797	$16,651	$35,604	$—	$1,638,052
Income producing commercial real estate	1,735,456	20,923	17,730	—	1,774,109
Commercial & industrial	1,247,206	8,430	22,303	—	1,277,939
Commercial construction	777,780	4,533	7,938	—	790,251
Equipment financing	553,995	—	2,677	—	556,672
Total commercial	5,900,234	50,537	86,252	—	6,037,023
Residential mortgage	1,028,660	—	11,422	—	1,040,082
Home equity lines of credit	688,493	—	3,905	—	692,398
Residential construction	209,744	—	533	—	210,277
Consumer direct	121,247	19	214	—	121,480
Indirect auto	205,632	—	2,060	—	207,692
Total loans, excluding PCI loans	8,154,010	50,556	104,386	—	8,308,952
Owner occupied commercial real estate	3,352	2,774	3,726	—	9,852
Income producing commercial real estate	23,430	13,403	1,478	—	38,311
Commercial & industrial	266	48	94	—	408
Commercial construction	3,503	188	2,216	—	5,907
Equipment financing	7,725	—	217	—	7,942
Total commercial	38,276	16,413	7,731	—	62,420
Residential mortgage	6,914	—	2,236	—	9,150
Home equity lines of credit	1,492	—	120	—	1,612
Residential construction	687	—	47	—	734
Consumer direct	493	—	40	—	533
Indirect auto	—	—	—	—	—
Total PCI loans	47,862	16,413	10,174	—	74,449

Total loan portfolio	$8,201,872	$66,969	$114,560	$—	$8,383,401

As of December 31, 2017
Owner occupied commercial real estate	$1,833,469	$33,571	$31,194	$—	$1,898,234
Income producing commercial real estate	1,495,805	30,780	23,749	—	1,550,334
Commercial & industrial	1,097,907	18,052	13,589	—	1,129,548
Commercial construction	693,873	2,947	6,259	—	703,079
Equipment financing	—	—	—	—	—
Total commercial	5,121,054	85,350	74,791	—	5,281,195
Residential mortgage	939,706	—	20,697	—	960,403
Home equity lines of credit	721,142	—	7,194	—	728,336
Residential construction	180,567	—	1,988	—	182,555
Consumer direct	125,860	—	524	—	126,384
Indirect auto	354,788	—	3,397	—	358,185
Total loans, excluding PCI loans	7,443,117	85,350	108,591	—	7,637,058
Owner occupied commercial real estate	2,400	8,163	15,196	—	25,759
Income producing commercial real estate	13,392	21,928	9,520	—	44,840
Commercial & industrial	383	672	387	—	1,442
Commercial construction	3,866	2,228	2,763	—	8,857
Equipment financing	—	—	—	—	—
Total commercial	20,041	32,991	27,866	—	80,898
Residential mortgage	9,566	173	3,402	—	13,141
Home equity lines of credit	1,579	427	885	—	2,891
Residential construction	423	—	41	—	464
Consumer direct	1,076	10	34	—	1,120
Indirect auto	—	—	—	—	—
Total PCI loans	32,685	33,601	32,228	—	98,514

Total loan portfolio	$7,475,802	$118,951	$140,819	$—	$7,735,572

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)	Premises and Equipment

Premises and equipment are summarized as follows as of the dates indicated (in thousands):

	December 31,
	2018	2017
Land and land improvements	$78,066	$80,335
Buildings and improvements	153,980	148,048
Furniture and equipment	93,854	82,775
Construction in progress	5,350	11,714
	331,250	322,872
Less accumulated depreciation	(125,110)	(114,020)
Premises and equipment, net	$206,140	$208,852

Depreciation expense was $14.2 million, $12.0 million and $11.5 million for 2018, 2017 and 2016, respectively.

United leases certain branch properties and equipment under operating leases. Rent expense was $4.70 million, $4.32 million and $4.13 million for 2018, 2017 and 2016, respectively. United does not have any capital leases. As of December 31, 2018, rent commitments under operating leases, before considering renewal options that generally are present, were as follows (in thousands):

2019	$5,352
2020	5,158
2021	4,907
2022	4,483
2023	3,907
Thereafter	5,037
Total	$28,844

(9)	Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets is summarized below as of the dates indicated (in thousands):

	December 31,
	2018	2017
Core deposit intangible	$62,652	$62,652
Less: accumulated amortization	(46,141)	(41,229)
Net core deposit intangible	16,511	21,423
Noncompete agreement	3,144	3,144
Less: accumulated amortization	(2,695)	(761)
Net noncompete agreement	449	2,383
Total intangibles subject to amortization, net	16,960	23,806
Goodwill	307,112	220,591
Total goodwill and other intangible assets, net	$324,072	$244,397

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)	Goodwill and Other Intangible Assets, continued

The following is a summary of changes in the carrying amounts of goodwill for the years indicated (in thousands):

	Goodwill	Accumulated Impairment Losses	Goodwill, net of Accumulated Impairment Losses
December 31, 2016	$447,615	$(305,590)	$142,025
Acquisition of FOFN	54,703	—	54,703
Acquisition of HCSB	23,863	—	23,863
December 31, 2017	526,181	(305,590)	220,591
Acquisition of NLFC	87,379	—	87,379
Measurement period adjustments - FOFN and HCSB	(858)	—	(858)
December 31, 2018	$612,702	$(305,590)	$307,112

The estimated aggregate amortization expense for future periods for core deposit intangibles and noncompete agreements is as follows (in thousands):

Year
2019	$4,551
2020	3,315
2021	2,557
2022	1,982
2023	1,519
Thereafter	3,036
Total	$16,960

(10) Servicing Rights

Servicing Rights for SBA/USDA Loans
United accounts for servicing rights for SBA/USDA loans at fair value. Changes in the balances of servicing assets and servicing liabilities are as follows for the years indicated (in thousands):

	2018	2017	2016
Servicing rights for SBA/USDA loans, beginning of period	$7,740	$5,752	$3,712
Additions:
Acquired servicing rights(1)	(354)	419	—
Originated servicing rights capitalized upon sale of loans	2,573	2,737	2,723
Subtractions:
Disposals	(810)	(621)	(393)
Changes in fair value:
Due to change in inputs or assumptions used in the valuation model	(1,639)	(547)	(290)
Servicing rights for SBA/USDA loans, end of period	$7,510	$7,740	$5,752
 (1) Includes measurement period adjustments further discussed in Note 3.

The portfolio of SBA/USDA loans serviced for others, which is not included in the accompanying balance sheets, was $386 million and $314 million, respectively, at December 31, 2018 and 2017. The amount of contractually specified servicing fees earned by United on these servicing rights during the years ended December 31, 2018, 2017 and 2016 was $3.44 million, $2.60 million and $1.64 million, respectively. Servicing fees and changes in fair value were included in interest revenue in the consolidated statements of income.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10) Servicing Rights, continued

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the servicing asset for SBA/USDA loans and the sensitivity of the fair values to immediate adverse changes in those assumptions are shown in the table below as of the dates indicated (in thousands):

	December 31,
	2018	2017
Fair value of retained servicing assets	$7,510	$7,740
Prepayment rate assumption	12.07%	8.31%
10% adverse change	$(267)	$(236)
20% adverse change	$(515)	$(460)
Discount rate	14.5%	12.5%
100 bps adverse change	$(196)	$(262)
200 bps adverse change	$(381)	$(507)
Weighted-average life (years)	5.0	6.3
Weighted-average gross margin	1.94%	1.85%

The above sensitivities are hypothetical and changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

Residential Mortgage Servicing Rights
Effective January 1, 2017, United elected to carry residential mortgage servicing rights at fair value. For the year ended December 31, 2016, United accounted for residential mortgage servicing rights using the amortization method. The following table summarizes the changes in residential mortgage servicing rights for the years indicated (in thousands).

	Fair value		Amortized cost
	2018	2017	2016
Residential mortgage servicing rights, beginning of period	$8,262	$4,372	$3,370
Additions:
Originated servicing rights capitalized upon sale of loans	4,587	3,602	2,124
Subtractions:
Disposals	(537)	(328)	—
Amortization			(1,117)
Impairment	—	—	(5)
Changes in fair value:
Initial election to carry at fair value on January 1, 2017	—	698	—
Due to change in inputs or assumptions used in the valuation	(435)	(82)	—
Residential mortgage servicing rights, end of period	$11,877	$8,262	$4,372

At December 31, 2016 the estimated fair value of residential mortgage servicing rights was $5.17 million. The following table summarizes the activity in the valuation allowance for impairment of the residential mortgage servicing rights portfolio for the years indicated (in thousands).

2016
Valuation allowance, beginning of period	$10
Additions charged to operations, net	5
Valuation allowance, end of period	$15

The portfolio of residential mortgage loans serviced for others, which is not included in the consolidated balance sheets, was $1.21 billion and $847 million, respectively, at December 31, 2018 and 2017. The amount of contractually specified servicing fees earned by United on these servicing rights during the year ended December 31, 2018, 2017 and 2016 was $2.37 million, $1.72 million and $1.03 million, respectively, which was included in interest revenue in the consolidated statements of income. In 2018 and 2017, the change in the fair value of mortgage servicing rights was included in mortgage loan and related fee income on the consolidated

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10) Servicing Rights, continued

statements of income. In 2016, impairment and amortization of servicing rights were included in mortgage loan and other related fee income in the consolidated statements of income.

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the servicing asset for residential mortgage loans and the sensitivity of the fair values to immediate adverse changes in those assumptions are shown in the table below as of the dates indicated (in thousands):

	December 31,
	2018	2017
Fair value of retained servicing assets	$11,877	$8,262
Prepayment rate assumption	10.6%	9.5%
10% adverse change	$(466)	$(303)
20% adverse change	$(898)	$(587)
Discount rate	10.0%	10.0%
100 bps adverse change	$(448)	$(317)
200 bps adverse change	$(863)	$(610)

The above sensitivities are hypothetical and changes in fair value based on variations in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

(11)	Deposits

At December 31, 2018, the contractual maturities of time deposits, including brokered time deposits, are summarized as follows (in thousands):

2019	$1,662,307
2020	310,991
2021	65,134
2022	30,760
2023	11,092
thereafter	62,029
$2,142,313

At December 31, 2018 and 2017, time deposits (excluding brokered time deposits) that met or exceeded the FDIC insurance limit of $250,000 totaled $262 million and $205 million, respectively.

At December 31, 2018 and 2017, United held $544 million and $133 million, respectively, in certificates of deposit obtained through third party brokers. The daily average balance of these brokered deposits totaled $347 million and $109 million in 2018 and 2017, respectively. The brokered certificates of deposit at December 31, 2018 had maturities ranging from 2019 through 2033 and are callable by United. United has certain market-linked brokered deposits that are considered hybrid instruments that contain embedded derivatives that have been bifurcated from the host contract leaving host instruments paying a rate of 90 day LIBOR minus a spread that, at times, has resulted in a negative yield.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12) Federal Home Loan Bank Advances

At December 31, 2018 and 2017, United had FHLB advances totaling $160 million and $505 million, respectively. At December 31, 2018, the weighted average interest rate on FHLB advances was 2.52%, compared to 1.59% as of December 31, 2017. The FHLB advances are collateralized by owner occupied and income producing commercial real estate and residential mortgage loans, investment securities and FHLB stock.

At December 31, 2018, the maturities and current rates of outstanding advances were as follows (in thousands):

Maturing In:	Amount Maturing	Current Rate Range
2019	$160,000	2.51% - 2.53%
Total	$160,000

(13) Long-term Debt

Long-term debt consisted of the following (in thousands):

	December 31,		Issue Date	Stated Maturity Date	Earliest Call Date
	2018	2017				Interest Rate
Obligations of the Bank and its Subsidiaries:
NER 16-1 Class A-2 notes	$19,975	$—	2016	2021	n/a	2.20%
NER 16-1 Class B notes	25,489	—	2016	2021	n/a	3.22%
NER 16-1 Class C notes	6,319	—	2016	2021	n/a	5.05%
NER 16-1 Class D notes	3,213	—	2016	2023	n/a	7.87%
Total securitized notes payable	54,996	—

Obligations of the Holding Company:
2022 senior debentures	50,000	50,000	2015	2022	2020	5.000% through August 13, 2020, 3-month LIBOR plus 3.814% thereafter
2027 senior debentures	35,000	35,000	2015	2027	2025	5.500% through August 13, 2025, 3-month LIBOR plus 3.71% thereafter
Total senior debentures	85,000	85,000

2028 subordinated debentures	100,000	—	2018	2028	2023	4.500% through January 30, 2023, 3-month LIBOR plus 2.12% thereafter
2025 subordinated debentures	11,500	11,500	2015	2025	2020	6.250%
Total subordinated debentures	111,500	11,500

Southern Bancorp Capital Trust I	4,382	4,382	2004	2034	2009	Prime + 1.00%
United Community Statutory Trust III	—	1,238	2008	2038	2013	Prime + 3.00%
Tidelands Statutory Trust I	8,248	8,248	2006	2036	2011	3-month LIBOR plus 1.38%
Tidelands Statutory Trust II	—	6,186	2008	2038	2013	3-month LIBOR plus 5.075%
Four Oaks Statutory Trust I	12,372	12,372	2006	2036	2011	3-month LIBOR plus 1.35%
Total trust preferred securities	25,002	32,426
Less discount	(9,309)	(8,381)
Total long-term debt	$267,189	$120,545

Interest is currently paid at least semiannually for all senior and subordinated debentures, securitized notes payable and trust preferred securities.

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

Securitized Notes Payable
United acquired, as part of the NLFC acquisition, NER 16-1, which is a bankruptcy-remote securitization entity whose sole purpose is to receive loans to secure financings. NER 16-1 provided financing by issuing notes to investors through a private offering of Receivable-Backed Notes under Rule 144A of the Securities and Exchange Act of 1934. These notes are collateralized by specific qualifying loans and by cash placed in restricted cash accounts. These notes will continue amortizing sequentially based on collections on the underlying loans available to pay the note holders at each monthly payment date after payment of certain amounts as specified in the securitization documents including fees to various parties to the securitizations, interest due to the note holders and certain other payments. Sequentially, each subsequent class of note holders receive principal payments until paid down in full prior to the remaining subsequent class of note holders receiving principal payments. In addition to the pay-downs on these notes, they also have legal final maturity dates as reflected in the table above.

Trust Preferred Securities
Trust preferred securities qualify as Tier 1 capital under risk based capital guidelines subject to certain limitations. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indentures.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14)	Reclassifications Out of Accumulated Other Comprehensive Income

The following presents the details regarding amounts reclassified out of accumulated other comprehensive income (in thousands).

	Amounts Reclassified from Accumulated Other Comprehensive Income For the Years Ended December 31,
Details about Accumulated Other Comprehensive Income Components				Affected Line Item in the Statement Where Net Income is Presented
	2018	2017	2016
Realized (losses) gains on available-for-sale securities:
	$(656)	$42	$982	Securities (losses) gains, net
	132	(14)	(371)	Tax benefit (expense)
	$(524)	$28	$611	Net of tax

Amortization of losses included in net income on available-for-sale securities transferred to held to maturity:
	$(739)	$(1,069)	$(1,759)	Investment securities interest revenue
	180	401	662	Tax benefit
	$(559)	$(668)	$(1,097)	Net of tax

Amounts included in net income on derivative financial instruments accounted for as cash flow hedges:
Amortization of losses on de-designated positions	$—	$—	$(7)	Deposits in banks and short-term investments interest revenue
Amortization of losses on de-designated positions	(499)	(599)	(647)	Money market deposit interest expense
Amortization of losses on de-designated positions	—	(292)	(1,237)	Federal Home Loan Bank advances interest expense
	(499)	(891)	(1,891)	Total before tax
	129	346	736	Tax benefit
	$(370)	$(545)	$(1,155)	Net of tax

Reclassification of disproportionate tax effect related to terminated and current cash flow hedges
	$—	$(3,289)	$—	Income tax expense

Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan
Prior service cost	$(666)	$(560)	$(501)	Salaries and employee benefits expense
Actuarial losses	(241)	—	—	Other expense
Actuarial losses	—	(238)	(354)	Salaries and employee benefits expense
	(907)	(798)	(855)	Total before tax
	247	310	333	Tax benefit
	$(660)	$(488)	$(522)	Net of tax

Total reclassifications for the period	$(2,113)	$(4,962)	$(2,163)	Net of tax

Amounts shown above in parentheses reduce earnings

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15) Earnings Per Share

The following table sets forth the computation of basic and diluted net income per common share for the years indicated (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Net income	$166,111	$67,821	$100,656
Dividends and undistributed earnings allocated to unvested shares	(1,184)	(571)	—
Preferred dividends	—	—	(21)
Net income available to common stockholders	$164,927	$67,250	$100,635
Income per common share:
Basic	$2.07	$0.92	$1.40
Diluted	2.07	0.92	1.40
Weighted average common shares:
Basic	79,662	73,247	71,910
Effect of dilutive securities:
Stock options	7	12	5
Restricted stock units	2	—	—
Diluted	79,671	73,259	71,915

At December 31, 2018, 32,316 potentially dilutive shares of common stock issuable upon exercise of stock options were excluded from the computation of diluted earnings per share because of their antidilutive effect.

At December 31, 2017, United had the following potentially dilutive instruments outstanding: a warrant to purchase 219,909 shares of common stock at $61.40 per share; 60,287 shares of common stock issuable upon exercise of stock options; and 663,817 shares of common stock issuable upon completion of vesting of restricted stock awards.

At December 31, 2016, United had the following potentially dilutive instruments outstanding: a warrant to purchase 219,909 shares of common stock at $61.40 per share; 72,665 shares of common stock issuable upon exercise of stock options; and 690,970 shares of common stock issuable upon completion of vesting of restricted stock awards.

(16) Income Taxes

Income tax expense is as follows for the years indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current	$17,185	$5,451	$2,609
Deferred	32,630	60,951	59,160
Increase in valuation allowance	—	413	567
Expense due to enactment of federal tax reform	—	38,198	—
Total income tax expense	$49,815	$105,013	$62,336

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16) Income Taxes, continued

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 21% in 2018 and 35% in 2017 and 2016 to income before income taxes are as follows for the years indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Pretax income at statutory rates	$45,344	$60,492	$57,047
Add (deduct):
State taxes, net of federal benefit	6,765	4,139	5,013
Bank owned life insurance earnings	(747)	(1,141)	(572)
Adjustment to reserve for uncertain tax positions	80	59	(58)
Tax-exempt interest revenue	(1,229)	(1,199)	(573)
Equity compensation	(892)	(799)	976
Transaction costs	78	408	92
Tax credit investments	(29)	(89)	(149)
Change in state statutory tax rate	583	81	250
Increase in valuation allowance	—	413	567
Release of disproportionate tax effects related to de-designated cash flow hedges	—	3,400	—
Expense due to enactment of federal tax reform	—	38,198	—
Other	(138)	1,051	(257)
Total income tax expense	$49,815	$105,013	$62,336

On December 22, 2017, H.R.1, commonly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law. Among other things, the Tax Act reduced United’s corporate federal tax rate from 35% to 21% effective January 1, 2018. As a result, United was required to re-measure, through 2017 income tax expense, its deferred tax assets and liabilities using the enacted rate at which United expects them to be recovered or settled.

Also on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided guidance on accounting for the tax effects of the Tax Act. SAB118 provided a one-year measurement period from the Tax Act enactment date for companies to complete the related accounting under ASC Topic 740, Income Taxes (“ASC 740”). United’s 2017 financial results reflected both the income tax effects of the Tax Act for which the accounting was complete and provisional amounts for certain income tax effects of the Tax Act for which the accounting was incomplete, but a reasonable estimate could be determined. In 2017, United recorded a provisional amount of income tax expense of $38.2 million for the impact of the re-measurement of its deferred tax asset. No material adjustments to the provisional amount were recorded during the one-year measurement period.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16) Income Taxes, continued

The following summarizes the sources and expected tax consequences of future taxable deductions (revenue) which comprise the net deferred tax asset as of the dates indicated (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Allowance for loan losses	$14,604	$14,092
Net operating loss carryforwards	39,204	56,428
Deferred compensation	8,535	7,760
Loan purchase accounting adjustments	8,658	14,478
Reserve for losses on foreclosed properties	61	402
Nonqualified share based compensation	1,190	1,182
Accrued expenses	3,536	4,290
Investment in partnerships	426	956
Unamortized pension actuarial losses and prior service cost	1,606	2,008
Unrealized losses on securities available-for-sale	8,092	2,430
Unrealized losses on cash flow hedges	86	108
Premises and equipment	—	1,040
Other	1,235	3,065
Total deferred tax assets	87,233	108,239
Deferred tax liabilities:
Acquired intangible assets	2,772	3,734
Premises and equipment	1,291	—
Loan origination costs	3,734	3,881
Leases	6,020	—
Prepaid expenses	398	468
Servicing assets	2,862	3,757
Derivatives	525	773
Uncertain tax positions	2,036	3,163
Total deferred tax liabilities	19,638	15,776
Less valuation allowance	3,371	4,414
Net deferred tax asset	$64,224	$88,049

The change in the net deferred tax asset includes an increase of $2.64 million due to current year merger and acquisition activity.

At December 31, 2018, United had state net operating loss carryforwards of approximately $3.71 million that begin to expire in 2019, $10.5 million that begin to expire in 2021 and $320 million that begin to expire in 2030, if not previously utilized. United had $98.0 million in federal net operating loss carryforwards subject to annual limitation under IRC Section 382 that begin to expire in 2027, if not previously utilized. United had $1.28 million of federal alternative minimum tax credits, which do not expire, subject to annual limitation under IRC Section 382 that are expected to be recovered after 2021 and remain classified as deferred tax assets. United had $5.17 million of state tax credits that begin to expire in 2019, if not previously utilized.

Management assesses the valuation allowance recorded against deferred tax assets at each reporting period. The determination of whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence. ASC 740 requires that companies assess whether a valuation allowance should be established against their deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16) Income Taxes, continued

At December 31, 2018 and 2017, based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of the net deferred tax asset will be realized based upon future taxable income. The valuation allowance of $3.37 million and $4.41 million, respectively, was related to specific state income tax credits that have short carryforward periods and certain acquired state net operating losses, both of which are expected to expire unused.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management’s conclusion at December 31, 2018 that it was more likely than not that the net deferred tax asset of $64.2 million will be realized is based on management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts which consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all the deferred tax asset.

A reconciliation of the beginning and ending unrecognized tax benefit related to uncertain tax positions is as follows for the years indicated (in thousands):

	2018	2017	2016
Balance at beginning of year	$3,163	$3,892	$3,981
Additions based on tax positions related to the current year	470	441	400
Decreases resulting from a lapse in the applicable statute of limitations	(369)	(351)	(489)
Remeasurement due to enactment of federal tax reform	—	(819)	—
Balance at end of year	$3,264	$3,163	$3,892

Approximately $2.84 million of the unrecognized tax benefit at December 31, 2018 would increase income from continuing operations, and thus affect United’s effective tax rate, if ultimately recognized into income.

It is United’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts. There were no penalties and interest related to income taxes recorded in the income statement in 2018, 2017 or 2016. No amounts were accrued for interest and penalties on the balance sheet at December 31, 2018 or 2017.

United and its subsidiaries file a consolidated U.S. federal income tax return, as well as various state returns in the states where it operates. United’s federal and state income tax returns are no longer subject to examination by taxing authorities for years before 2015.

(17) Pension and Employee Benefit Plans

United offers a defined contribution 401(k) and Profit Sharing Plan (the “401(k) Plan”) that covers substantially all employees meeting certain minimum service requirements. The Plan allows employees to make pre-tax contributions to the 401(k) Plan and, prior to April 1, 2016, United matched 50% of these employee contributions up to 5% of eligible compensation, subject to Plan and regulatory limits. Effective April 1, 2016, the matching contribution was increased to 70% of employee contributions up to 5% of eligible compensation. The matching contribution was increased again to 100% of employee contributions up to 5% of eligible compensation effective March 1, 2018. Employees begin to receive matching contributions after completing one year of service and benefits vest after three years of service. United’s Plan is administered in accordance with applicable laws and regulations. Compensation expense from continuing operations related to the 401(k) Plan totaled $4.73 million, $2.66 million and $2.28 million in 2018, 2017 and 2016, respectively. The 401(k) Plan allows employees to choose to invest among a number of investment options that previously included United’s common stock. Effective January 1, 2015, United’s common stock was no longer offered as an investment option for new contributions.

United sponsors a non-qualified deferred compensation plan for its executive officers, certain other key employees and members of United’s Board of Directors and its community banks’ advisory boards of directors. The deferred compensation plan provides for the pre-tax deferral of compensation, fees and other specified benefits. The deferred compensation plan also permits each employee participant to elect to defer a portion of his or her base salary, bonus or vested restricted stock units and permits each eligible director participant to elect to defer all or a portion of his or her director’s fees. Further, the deferred compensation plan allows for additional contributions by an employee, with matching contributions by United, for amounts that exceed the allowable amounts under the

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17) Pension and Employee Benefit Plans, continued

401(k) Plan. During 2018, 2017 and 2016, United recognized $119,000, $35,000 and $26,000, respectively, in matching contributions for this provision of the deferred compensation plan. The Board of Directors may also elect to make a discretionary contribution to any or all participants. No discretionary contributions were made in 2018, 2017 or 2016.

Defined Benefit Pension Plans
United has an unfunded noncontributory defined benefit pension plan (“Modified Retirement Plan”) that covers certain executive officers and other key employees. The Modified Retirement Plan provides a fixed annual retirement benefit to plan participants.

United acquired Palmetto Bancshares, Inc. (“Palmetto”) on September 1, 2015, including its funded noncontributory defined benefit pension plan (“Funded Plan”), which covered all full-time Palmetto employees who had fulfilled at least 12 months of continuous service and attained age 21 by December 31, 2007. Benefits under the Funded Plan are no longer accrued for service subsequent to 2007. On December 28, 2018, United filed a Notice of Standard Termination with the Pension Benefit Guaranty Corporation in accordance with regulatory requirements. As such, United anticipates making final distributions of funds to participants and beneficiaries of the Funded Plan mid-year 2019.

Weighted-average assumptions used to determine pension benefit obligations at year end and net periodic pension cost are shown in the table below:

	2018		2017
	Modified Retirement Plan	Funded Plan	Modified Retirement Plan	Funded Plan
Discount rate for disclosures	4.40%	Various	3.75%	3.75%
Discount rate for net periodic benefit cost	3.75%	3.75%	4.00%	4.00%
Expected long-term rate of return	N/A	4.00%	N/A	4.00%
Rate of compensation increase	N/A	N/A	N/A	N/A
Measurement date	12/31/2018	12/31/2018	12/31/2017	12/31/2017

The Modified Retirement Plan discount rates are determined in consultation with the third-party actuary and are set by matching the projected benefit cash flow to a notional yield curve developed by reference to high-quality fixed income investments. The discount rates are determined as the rate which would provide the same present value as the plan cash flows discounted to the measurement date using the full series of spot rates along the notional yield curve as of the measurement date. This process is also utilized when determining the Funded Plan discount rate for net periodic benefit cost. Because plan termination of the Funded Plan is imminent, when determining the 2018 discount rate for disclosures, assumptions were utilized that were consistent with those to be used with regard to plan termination. For retirees, a discount rate of 3.6% was determined based on the third-party actuary’s recent experience with group annuities from insurance companies. For non-retirees, the assumption is that all participants will elect a lump-sum payment and, as a result, the IRS assumptions for lump-sum payments were utilized (discount rate of 3.33% for payments in first five years, 4.39% for payments during next 15 years and 4.72% for payments beyond 20 years).

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17) Pension and Employee Benefit Plans, continued

United recognizes the underfunded status of the plans as a liability in the consolidated balance sheets. Information about changes in obligations and plan assets follows (in thousands):

	2018		2017
	Modified Retirement Plan	Funded Plan	Modified Retirement Plan	Funded Plan
Accumulated benefit obligation:
Accumulated benefit obligation - beginning of year	$21,705	$17,700	$19,408	$18,501
Service cost	363	—	551	—
Interest cost	801	647	778	738
Plan amendments	412	—	699	—
Actuarial (gains) losses	(949)	(839)	773	1,291
Benefits paid	(596)	(1,497)	(504)	(2,830)
Accumulated benefit obligation - end of year	21,736	16,011	21,705	17,700
Change in plan assets, at fair value:
Beginning plan assets	—	14,308	—	16,264
Actual return	—	(216)	—	874
Employer contribution	596	—	504	—
Benefits paid	(596)	(1,497)	(504)	(2,830)
Plan assets - end of year	—	12,595	—	14,308
Funded status - end of year (plan assets less benefit obligations)	$(21,736)	$(3,416)	$(21,705)	$(3,392)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (in thousands):

	2018		2017		2016
	Modified Retirement Plan	Funded Plan	Modified Retirement Plan	Funded Plan	Modified Retirement Plan	Funded Plan
Service cost	$363	$—	$551	$—	$382	$—
Interest cost	801	647	778	738	740	842
Expected return on plan assets	—	(551)	—	(630)	—	(696)
Amortization of prior service cost	666	—	560	—	501	—
Amortization of net losses	241	—	238	—	167	—
Net periodic benefit cost	$2,071	$96	$2,127	$108	$1,790	$146

The estimated net loss and prior service costs for the Modified Retirement Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $59,000 and $635,000, respectively, as of December 31, 2018. For the Funded Plan, United does not expect to amortize any estimated net loss or prior service costs from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year. In 2019, United expects to make contributions to the Modified Retirement Plan of $1.14 million. During 2019, the Company also expects to make contributions to the Funded Plan in conjunction with its termination and final settlement, but such contributions are not estimable at this time.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17) Pension and Employee Benefit Plans, continued

The following table summarizes the estimated future benefit payments expected to be paid from the plans for the periods indicated (in thousands). With regard to the Funded Plan, the estimated future benefit payments were determined without regard to termination.

	Modified Retirement Plan	Funded Plan
2019	$1,142	$1,083
2020	1,227	1,073
2021	1,221	1,056
2022	1,214	1,058
2023	1,207	1,037
2024-2026	6,755	4,984
	$12,766	$10,291

The following table summarizes the Funded Plan assets by major category as of the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

December 31, 2018	Level 1	Level 2	Level 3	Total
Money market fund	$—	$1,033	$—	$1,033
Mutual funds	4,881	—	—	4,881
U.S. Treasuries	4,465	—	—	4,465
Exchange traded funds	2,216	—	—	2,216
Total plan assets	$11,562	$1,033	$—	$12,595

December 31, 2017	Level 1	Level 2	Level 3	Total
Money market fund	$—	$516	$—	$516
Mutual funds	526	—	—	526
Corporate stocks	1,346	—	—	1,346
Exchange traded funds	11,920	—	—	11,920
Total plan assets	$13,792	$516	$—	$14,308

As previously disclosed, on December 28, 2018, United filed a Notice of Standard Termination with the Pension Benefit Guaranty Corporation and anticipates making final distributions of funds to participants and beneficiaries of the Funded Plan mid-year 2019. As such, given the short-term horizon, the investment objectives of the plan portfolio have been revised to position the assets in such a manner as to minimize exposure to market or interest rate volatility to ensure assets are liquid and readily available to meet the pension obligations. The precise amounts for which these obligations will be settled ultimately will depend on future events including the life expectancy of plan participants and annuity settlement rates.

Plan assets are managed by a third-party firm as approved by United’s Employee Benefits Committee. The Board of Directors delegated certain responsibilities to the Employee Benefits Committee including maintaining the investment policy of the plan, approving the appointment of the investment manager, reviewing the performance of the plan assets at least annually and supervising the plan termination process.

For fair value measurement, money market funds are valued at amortized cost, which approximates fair value. Mutual funds, U.S. treasuries, corporate stocks, and exchange traded funds are valued at the closing price reported in the active market in which the instrument is traded. See Note 23 for more details regarding fair value measurements and the fair value hierarchy.

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

United clears certain derivatives centrally through the Chicago Mercantile Exchange (“CME”). CME rules legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives’ exposure rather than as collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero. The table below presents the fair value of derivative financial instruments as of the dates indicated as well as their classification on the consolidated balance sheets (in thousands):

Derivatives designated as hedging instruments under ASC 815

		December 31,
Interest Rate Products	Balance Sheet Location	2018	2017
Fair value hedge of corporate bonds	Derivative assets	$—	$336
		$—	$336

Fair value hedge of brokered CDs	Derivative liabilities	$1,682	$2,053
		$1,682	$2,053

Derivatives not designated as hedging instruments under ASC 815

		December 31,
Interest Rate Products	Balance Sheet Location	2018	2017
Customer derivative positions	Derivative assets	$5,216	$2,659
Dealer offsets to customer derivative positions	Derivative assets	7,620	6,867
Mortgage banking - loan commitment	Derivative assets	1,190	1,150
Mortgage banking - forward sales commitment	Derivative assets	28	13
Bifurcated embedded derivatives	Derivative assets	10,651	11,057
Interest rate caps	Derivative assets	—	639
		$24,705	$22,385

Customer derivative positions	Derivative liabilities	$9,661	$7,032
Dealer offsets to customer derivative positions	Derivative liabilities	781	1,551
Risk participations	Derivative liabilities	8	20
Mortgage banking - forward sales commitment	Derivative liabilities	259	49
Dealer offsets to bifurcated embedded derivatives	Derivative liabilities	13,339	14,279
De-designated hedges	Derivative liabilities	703	392
		$24,751	$23,323

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

Cash Flow Hedges of Interest Rate Risk
At December 31, 2018 and 2017, United did not have any active cash flow hedges. Changes in balance sheet composition and interest rate risk position made cash flow hedges no longer necessary as protection against rising interest rates, and as a result, instruments previously designated as cash flow hedges were de-designated. However, as the forecasted transactions the swaps were originally designated to hedge are still expected to occur, the remaining loss from these hedges is included in other comprehensive income and is being amortized into earnings over the original term of the swaps. United expects that $198,000 will be reclassified as an increase to interest expense over the next twelve months related to these cash flow hedges.

The table below presents the effect of cash flow hedges on the consolidated statements of income (in thousands).

	Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)
Location	2018	2017	2016
Interest revenue	—	—	(7)
Interest expense	(499)	(891)	(1,884)
	$(499)	$(891)	$(1,891)

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

At December 31, 2018, United had four interest rate swaps with an aggregate notional amount of $39.0 million that were designated as fair value hedges of interest rate risk and were pay-variable / receive-fixed swaps, hedging the changes in the fair value of fixed-rate brokered time deposits resulting from changes in interest rates. At December 31, 2017, United had four interest rate swaps with an aggregate notional amount of $40.7 million that were designated as fair value hedges of interest rate risk and were pay-variable / receive-fixed swaps, hedging the changes in the fair value of fixed rate brokered time deposits resulting from changes in interest

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18) Derivatives and Hedging Activities, continued

rates. Also at December 31, 2017, United had one interest rate swap with a notional of $30 million that was designated as a pay-fixed / receive-variable fair value hedge of changes in the fair value of a fixed rate corporate bond.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives. During the year ended December 31, 2018, 2017 and 2016, United recognized a net loss of $456,000, a net loss of $479,000 and a net gain of $2.29 million, respectively, related to ineffectiveness in the fair value hedging relationships. United also recognized a net increase in interest expense of $245,000 for the year ended December 31, 2018 and net reductions of interest expense of $160,000 and $1.61 million for the years ended December 31, 2017 and 2016, respectively, related to fair value hedges of brokered time deposits, which includes net settlements on the derivatives. United recognized an increase in interest revenue on securities of $17,000 during 2018 and reductions of interest revenue on securities of $302,000 and $606,000 during 2017 and 2016, respectively, related to fair value hedges of corporate bonds.

The table below presents the effect of derivatives in fair value hedging relationships on the consolidated statements of income (in thousands).

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative			Amount of Gain (Loss) Recognized in Income on Hedged Item
		2018	2017	2016	2018	2017	2016
Fair value hedges of brokered CDs	Interest expense	$(220)	$(657)	$1,972	$(145)	$371	$458
Fair value hedges of corporate bonds	Noninterest income	356	—	—	(447)	—	—
Fair value hedges of corporate bonds	Interest revenue	—	72	234	—	(265)	(376)
		$136	$(585)	$2,206	$(592)	$106	$82

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

	Income Statement Location	Year Ended December 31,
		2018	2017	2016
Customer derivatives and dealer offsets	Other noninterest income	$2,658	$2,416	$3,744
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	307	429	297
Interest rate caps	Other noninterest income	501	252	—
De-designated hedges	Other noninterest income	31	(62)	—
Mortgage banking derivatives	Mortgage loan revenue	904	(676)	3,002
Risk participations	Other noninterest income	12	5	360
Total gains and losses		$4,413	$2,364	$7,403

Credit-risk-related Contingent Features
United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each non-customer counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. As of December 31, 2018, collateral totaling $16.1 million was pledged toward derivatives in a liability position.

United’s agreements with each of its derivative counterparties contain a provision where if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivatives counterparties also include provisions that if not met, could result in United being declared in default. United has agreements with certain of its

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18) Derivatives and Hedging Activities, continued

derivative counterparties that contain a provision where if United fails to maintain its status as a well-capitalized institution or is subject to a prompt corrective action directive, the counterparty could terminate the derivative positions and United would be required to settle its obligations under the agreements. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if United’s credit rating were downgraded.

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

Effective January 1, 2015, the Basel III Capital Rules revised the framework for prompt corrective action by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8%; and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized.

As of December 31, 2018, United and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time. To be categorized as well-capitalized at December 31, 2018, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at such time, as set forth in the table below and have met certain other requirements. Management believes that United and the Bank exceeded all well-capitalized requirements at December 31, 2018, and there have been no conditions or events since year-end that would change the status of well-capitalized.

Regulatory capital ratios at December 31, 2018 and 2017, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under prompt corrective action provisions in effect at such times are presented below for United and the Bank (dollars in thousands):

	Basel III Guidelines		United Community Banks, Inc. (consolidated)		United Community Bank
	Minimum	Well Capitalized	2018	2017	2018	2017
Risk-based ratios:
Common equity tier 1 capital	4.5%	6.5%	12.16%	11.98%	12.91%	12.93%
Tier 1 capital	6.0	8.0	12.42	12.24	12.91	12.93
Total capital	8.0	10.0	14.29	13.06	13.60	13.63
Tier 1 leverage ratio	4.0	5.0	9.61	9.44	9.98	9.98
Common equity tier 1 capital			$1,148,355	$1,053,983	$1,216,449	$1,135,728
Tier 1 capital			1,172,605	1,076,465	1,216,449	1,135,728
Total capital			1,348,843	1,149,191	1,281,062	1,196,954
Risk-weighted assets			9,441,622	8,797,387	9,421,009	8,781,177
Average total assets			12,207,986	11,403,248	12,183,341	11,385,716

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19) Regulatory Matters, continued

Cash, Dividend, Loan and Other Restrictions
At December 31, 2018 and 2017, the Bank did not have a required reserve balance at the Federal Reserve Bank of Atlanta.

Federal and state banking regulations place certain restrictions on dividends paid by the Bank to the Holding Company. In addition, dividends paid to the Holding Company require pre-approval of the Georgia Department of Banking and Finance and the FDIC while the Bank has an accumulated deficit (negative retained earnings). At December 31, 2018, the Bank no longer had an accumulated deficit. During 2018 and 2017, the Bank received regulatory approval to pay cash dividends to the Holding Company of $162 million and $103 million, respectively.

The Federal Reserve Act requires that extensions of credit by the Bank to certain affiliates, including the Holding Company, be secured by specific collateral, that the extension of credit to any one affiliate be limited to 10% of capital and surplus (as defined), and that extensions of credit to all such affiliates be limited to 20% of capital and surplus.

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to extend credit and letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

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

(20) Commitments and Contingencies

The following table summarizes, as of the dates indicated, the contract amount of off-balance sheet instruments (in thousands):

	December 31,
	2018	2017
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,129,463	$1,910,777
Letters of credit	25,447	28,075
Minimum Lease Payments	28,844	27,101

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20) Commitments and Contingencies, continued

The Bank holds minor investments in certain limited partnerships for CRA purposes. As of December 31, 2018, the Bank had a recorded investment of $14.7 million in these limited partnerships and had committed to fund an additional $8.39 million related to future capital calls that has not been reflected in the consolidated balance sheet.

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

(21) Common and Preferred Stock

In November of 2018, United’s Board of Directors approved an increase and extension of the existing common stock repurchase plan through December 31, 2019. Under the program, shares may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of United’s common stock, general market and economic conditions, and applicable legal requirements. During 2017 and 2018, no shares were repurchased under the program. As of December 31, 2018, United had remaining authorization to repurchase up to $50.0 million of outstanding common stock under the program.

United may issue preferred stock in one or more series, up to a maximum of 10,000,000 shares. Each series shall include the number of shares issued, preferences, special rights and limitations as determined by the Board of Directors. United had no preferred stock outstanding as of December 31, 2018 or 2017.

(22) Equity Compensation and Related Plans

United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options, restricted stock and restricted stock unit awards provide for accelerated vesting if there is a change in control of United or certain other conditions are met (as defined in the plan document). As of December 31, 2018, 1.55 million additional awards could be granted under the plan. Through December 31, 2018, incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards, base salary stock grants and performance share awards had been granted under the plan.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22) Equity Compensation and Related Plans, continued

Restricted stock and options outstanding and activity for the years ended December 31 consisted of the following:

	Restricted Stock			Options
	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (000’s)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs.)	Aggregate Intrinsic Value (000’s)
December 31, 2015	712,667	$16.44		241,493	$89.92
Granted	302,012	21.42		—	—
Vested	(261,729)	16.14		—	—
Expired	—	—		(52,853)	135.32
Cancelled	(61,980)	17.99		(115,975)	104.05
December 31, 2016	690,970	18.60		72,665	34.34
Granted	270,339	26.50		—	—
Vested	(284,662)	17.48		—	—
Expired	—	—		(1,538)	147.60
Cancelled	(12,830)	19.91		(10,840)	75.08
December 31, 2017	663,817	22.40		60,287	24.12
Granted	416,484	30.54		—	—
Vested / Exercised	(290,013)	20.18	$8,805	(12,000)	11.85
Cancelled	(30,542)	23.65		(1,148)	31.50
December 31, 2018	759,746	27.66	16,304	47,139	27.07	1.88	$68
Vested / Exercisable
at December 31, 2018	—	—		47,139	27.07	1.88	68

The following is a summary of stock options outstanding at December 31, 2018:

Options Outstanding				Options Exercisable
Shares	Range	Weighted Average Price	Average Remaining Life	Shares	Weighted Average Price
13,300	15.00 - 20.00	$16.35	5.41	13,300	$16.35
500	20.01 - 25.00	22.95	1.22	500	22.95
1,023	25.01 - 30.00	29.45	0.07	1,023	29.45
32,316	30.01 - 31.50	31.47	0.50	32,316	31.47
47,139	15.00 - 31.50	27.07	1.88	47,139	27.07

Compensation expense relating to options of $18,000, $28,000 and $30,000, respectively, was included in earnings for 2018, 2017 and 2016. The amount of compensation expense for all periods was determined based on the fair value of options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period.

Compensation expense for restricted stock units without market conditions is based on the market value of United’s common stock on the date of grant. United recognizes the impact of forfeitures as they occur. The value of restricted stock unit awards is amortized into expense over the service period. Compensation expense recognized in the consolidated statements of income for employee restricted stock awards in 2018, 2017 and 2016 was $5.69 million, $5.51 million and $4.29 million, respectively. Of the expense recognized related to restricted stock unit awards during 2017, $696,000 related to the modification of existing awards resulting from an acceleration of vesting of unvested awards due to retirement, which was recognized in merger-related and other charges. The remaining expense of $4.82 million was recognized in compensation expense. In addition, in 2018, 2017, and 2016, $338,000, $287,000 and $177,000, respectively, was recognized in other operating expenses for restricted stock unit awards granted to members of United’s board of directors.

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

A deferred income tax benefit related to compensation expense for options and restricted stock of $1.54 million, $2.27 million and $1.75 million was included in the determination of income tax expense in 2018, 2017 and 2016, respectively. As of December 31, 2018, there was $17.0 million of unrecognized compensation cost related to nonvested stock options and restricted stock granted under the plan. The cost is expected to be recognized over a weighted-average period of 2.55 years.

United sponsors a Dividend Reinvestment and Stock Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from the Company. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. In 2018, 2017 and 2016, 7,307, 4,404 and 4,044 shares, respectively, were issued under the DRIP.

United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a discount (10%), with no commission charges. During 2018, 2017 and 2016 United issued 17,941, 13,422 shares and 16,456 shares, respectively, through the ESPP.

United offers its common stock as an investment option in its deferred compensation plan. The common stock component is accounted for as an equity instrument and is reflected in the consolidated balance sheets as common stock issuable. The deferred compensation plan does not allow for diversification once an election is made to invest in United stock and settlement must be accomplished in shares at the time the deferral period is completed. United also allows restricted stock grantees to defer all or a portion of their restricted stock in the deferred compensation plan upon vesting. At December 31, 2018 and 2017, United had 674,499 shares and 607,869 shares, respectively, of its common stock that was issuable under the deferred compensation plan.

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

Investment Securities
Debt securities available-for-sale and equity securities with readily determinable fair values are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds, corporate debt securities and asset-backed securities and are valued based on observable inputs that include: quoted market prices for similar assets, quoted market prices that are not in an active market, or other inputs that are observable in the market and can be corroborated by observable market data for substantially the full term of the securities. Securities classified as Level 3 include those traded in less liquid markets and are valued based on estimates obtained from broker-dealers that are not directly observable.

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

Mortgage Loans Held for Sale
United has elected the fair value option for newly originated mortgage loans held for sale in order to reduce certain timing differences and better match changes in fair values of the loans with changes in the value of derivative instruments used to economically hedge them. The fair value of mortgage loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan (Level 2).

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

Although management has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2018, management had assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Derivatives classified as Level 3 included structured derivatives for which broker quotes, used as a key valuation input, were not observable consistent with a Level 2 disclosure. The fair value of risk participations incorporates Level 3 inputs to evaluate the likelihood of customer default. The fair value of interest rate lock commitments, which is related to mortgage loan commitments, is categorized as Level 3 based on unobservable inputs for commitments that United does not expect to fund.

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

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Debt securities available for sale:
U.S. Treasuries	$149,307	$—	$—	$149,307
U.S. Government agencies	—	25,553	—	25,553
State and political subdivisions	—	233,941	—	233,941
Residential mortgage-backed securities	—	1,445,910	—	1,445,910
Commercial mortgage-backed securities	—	391,917	—	391,917
Corporate bonds	—	198,168	995	199,163
Asset-backed securities	—	182,676	—	182,676
Equity securities with readily determinable fair values	1,076	—	—	1,076
Mortgage loans held for sale	—	18,935	—	18,935
Deferred compensation plan assets	6,404	—	—	6,404
Servicing rights for SBA/USDA loans	—	—	7,510	7,510
Residential mortgage servicing rights	—	—	11,877	11,877
Derivative financial instruments	—	12,864	11,841	24,705
Total assets	$156,787	$2,509,964	$32,223	$2,698,974

Liabilities:
Deferred compensation plan liability	$6,404	$—	$—	$6,404
Derivative financial instruments	—	10,701	15,732	26,433
Total liabilities	$6,404	$10,701	$15,732	$32,837

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(23) Assets and Liabilities Measured at Fair Value, continued

December 31, 2017	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasuries	$121,113	$—	$—	$121,113
U.S. Government agencies	—	26,372	—	26,372
State and political subdivisions	—	197,286	—	197,286
Residential mortgage-backed securities	—	1,311,733	—	1,311,733
Commercial mortgage-backed securities	—	415,478	—	415,478
Corporate bonds	—	305,453	900	306,353
Asset-backed securities	—	237,458	—	237,458
Other	—	57	—	57
Mortgage loans held for sale	—	26,252	—	26,252
Deferred compensation plan assets	5,716	—	—	5,716
Servicing rights for SBA/USDA loans	—	—	7,740	7,740
Residential mortgage servicing rights	—	—	8,262	8,262
Derivative financial instruments	—	10,514	12,207	22,721
Total assets	$126,829	$2,530,603	$29,109	$2,686,541

Liabilities:
Deferred compensation plan liability	$5,716	$—	$—	$5,716
Derivative financial instruments	—	8,632	16,744	25,376
Total liabilities	$5,716	$8,632	$16,744	$31,092

The following table shows a reconciliation of the beginning and ending balances for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands):

	Derivative Asset	Derivative Liability	Servicing rights for SBA/USDA loans	Residential mortgage servicing rights	Debt Securities Available- for-Sale
December 31, 2015	$9,418	$15,794	$3,712	$—	$750
Additions	—	17	2,723	—	—
Sales and settlements	(509)	(1,001)	(393)	—	—
Other comprehensive income	—	—	—	—	(75)
Amounts included in earnings - fair value adjustments	2,868	1,537	(290)	—	—
December 31, 2016	11,777	16,347	5,752	—	675
Transfer from amortization method to fair value	—	—	—	5,070	—
Business combinations	—	—	419	—	—
Additions	—	—	2,737	3,602	—
Sales and settlements	(1,744)	(2,423)	(621)	(328)	—
Other comprehensive income	—	—	—	—	225
Amounts included in earnings - fair value adjustments	2,174	2,820	(547)	(82)	—
December 31, 2017	12,207	16,744	7,740	8,262	900
Business combinations	—	—	(354)	—	—
Additions	—	—	2,573	4,587	—
Sales and settlements	(1,029)	(1,347)	(810)	(537)	—
Other comprehensive income	—	—	—	—	95
Amounts included in earnings - fair value adjustments	663	335	(1,639)	(435)	—
December 31, 2018	$11,841	$15,732	$7,510	$11,877	$995

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(23) Assets and Liabilities Measured at Fair Value, continued

The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis at (in thousands):

	Fair Value				Weighted Average
	December 31,		Valuation Technique		December 31,
Level 3 Assets	2018	2017		Unobservable Inputs	2018	2017
Servicing rights for SBA/USDA loans	$7,510	$7,740	Discounted cash flow	Discount rate	14.5%	12.5%
				Prepayment rate	12.1%	8.31%
Residential mortgage servicing rights	11,877	8,262	Discounted cash flow	Discount rate	10.0%	10.0%
				Prepayment rate	10.6%	9.50%
Corporate bonds	995	900	Indicative bid provided by a broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	N/A	N/A
Derivative assets - mortgage	1,190	1,150	Internal model	Pull through rate	80.7%	80.0%
Derivative assets - other	10,651	11,057	Dealer priced	Dealer priced	N/A	N/A
Derivative liabilities - risk participations	8	20	Internal model	Probable exposure rate	0.44%	0.37%
				Probability of default rate	1.80%	1.80%
Derivative liabilities - other	15,724	16,724	Dealer priced	Dealer priced	N/A	N/A

Fair Value Option
At December 31, 2018, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $18.9 million and $18.2 million, respectively. At December 31, 2017, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $26.3 million and $25.4 million, respectively. Interest income on these loans is calculated based on the note rate of the loan and is recorded in interest revenue. During 2018, 2017, and 2016 changes in fair value of these loans resulted in net losses of $133,000, net gains of $505,000, and net gains of $322,000 respectively, which were recorded in mortgage loan and other related fees. These changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These assets are not measured at fair value on a recurring basis, but are subject to fair value adjustments in certain circumstances. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of all assets that were still held as of December 31, 2018 and 2017, for which a nonrecurring fair value adjustment was recorded during the periods presented (in thousands).

December 31, 2018	Level 1	Level 2	Level 3	Total
Loans	$—	$—	$8,631	$8,631

December 31, 2017
Loans	$—	$—	$6,905	$6,905

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

The carrying amount and fair values for other financial instruments that are not measured at fair value on a recurring basis in United’s consolidated balance sheets are as follows (in thousands):

	Carrying Amount	Fair Value Level
December 31, 2018		Level 1	Level 2	Level 3	Total
Assets:
Securities held to maturity	$274,407	$—	$268,803	$—	$268,803
Loans, net	8,322,198	—	—	8,277,387	8,277,387

Liabilities:
Deposits	10,534,513	—	10,528,834	—	10,528,834
Federal Home Loan Bank advances	160,000	—	159,988	—	159,988
Long-term debt	267,189	—	—	278,996	278,996

December 31, 2017
Assets:
Securities held to maturity	$321,094	$—	$321,276	$—	$321,276
Loans, net	7,676,658	—	—	7,674,460	7,674,460
Loans held for sale	6,482	—	6,514	—	6,514

Liabilities:
Deposits	9,807,697	—	9,809,264	—	9,809,264
Federal Home Loan Bank advances	504,651	—	504,460	—	504,460
Long-term debt	120,545	—	—	123,844	123,844

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(24)	Condensed Financial Statements of United Community Banks, Inc. (Holding Company Only)

Statements of Income
For the Years Ended December 31, 2018, 2017 and 2016
(in thousands)

	2018	2017	2016
Dividends from bank	$161,500	$103,200	$41,500
Dividends from other subsidiaries	850	—	—
Shared service fees from subsidiaries	10,257	10,481	8,476
Other	133	1,078	685
Total income	172,740	114,759	50,661
Interest expense	11,868	10,258	11,209
Other expense	14,456	14,960	11,380
Total expenses	26,324	25,218	22,589
Income tax benefit	1,640	1,447	6,717
Income before equity in undistributed (loss) earnings of subsidiaries	148,056	90,988	34,789
Equity in undistributed earnings (loss) of subsidiaries	18,055	(23,167)	65,867
Net income	$166,111	$67,821	$100,656

Balance Sheets
As of December 31, 2018 and 2017
(in thousands)

	2018	2017
Assets
Cash	$145,669	$26,054
Investment in bank	1,522,402	1,390,490
Investment in other subsidiaries	4,549	4,744
Other assets	21,881	20,578
Total assets	$1,694,501	$1,441,866
Liabilities and Shareholders’ Equity
Long-term debt	$212,193	$120,545
Other liabilities	24,754	17,987
Total liabilities	236,947	138,532
Shareholders’ equity	1,457,554	1,303,334
Total liabilities and shareholders’ equity	$1,694,501	$1,441,866

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(24) Condensed Financial Statements of United Community Banks, Inc. (Holding Company Only), continued

Statements of Cash Flows
For the Years Ended December 31, 2018, 2017 and 2016
(in thousands)

	2018	2017	2016
Operating activities:
Net income	$166,111	$67,821	$100,656
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) loss of the subsidiaries	(18,055)	23,167	(65,867)
Depreciation, amortization and accretion	77	36	23
Stock-based compensation	6,057	5,827	4,496
Change in assets and liabilities:
Other assets	1,700	1,184	14,305
Other liabilities	3,124	(758)	(8,268)
Net cash provided by operating activities	159,014	97,277	45,345
Investing activities:
Payment for acquisition	(84,499)	(11,034)	(11,209)
Purchases of premises and equipment	(364)	(708)	—
Purchases of debt securities available-for-sale and equity securities	(2,489)	—	(1,125)
Net cash used in investing activities	(87,352)	(11,742)	(12,334)
Financing activities:
Repayment of long-term debt	(7,424)	(75,000)	—
Proceeds from issuance of long-term debt, net of issuance costs	98,188	—	—
Cash paid for shares withheld to cover payroll taxes upon vesting of restricted stock	(1,998)	(1,701)	(1,189)
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	679	450	366
Proceeds from exercise of stock options	142	—	—
Retirement of preferred stock	—	—	(9,992)
Repurchase of common stock	—	—	(13,659)
Cash dividends on common stock	(41,634)	(26,210)	(15,849)
Cash dividends on Series H preferred stock	—	—	(46)
Net cash provided by (used in) financing activities	47,953	(102,461)	(40,369)
Net change in cash	119,615	(16,926)	(7,358)
Cash at beginning of year	26,054	42,980	50,338
Cash at end of year	$145,669	$26,054	$42,980

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(25) Subsequent Events

Acquisition of First Madison Bank & Trust
On February 5, 2019, United announced that it had reached a definitive merger agreement to acquire First Madison Bank & Trust (“First Madison”). As of December 31, 2018, First Madison had total assets of $258 million, loans of $202 million and deposits of $213 million. First Madison, which currently operates four banking offices in the Athens-Clarke County, Georgia metropolitan statistical area, will merge into and operate under the brand of United Community Bank, United’s wholly-owned bank subsidiary.

Under the terms of the merger agreement, which has been unanimously approved by the Boards of Directors of both companies, First Madison shareholders will receive merger consideration of $52.0 million in cash. The merger, which is subject to regulatory approval, the approval of shareholders of First Madison, and other customary conditions, is expected to close in the second quarter of 2019.

Dividends Declared
On February 6, 2019, United’s Board of Directors approved a regular quarterly cash dividend of $0.16 per common share. The dividend is payable April 5, 2019, to shareholders of record on March 15, 2019.

Stock Repurchases
As of February 27, 2019, United had repurchased 176,600 shares totaling $4.65 million during 2019 through its common stock repurchase plan.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

United did not have any change in or disagreements with its accountants on any matters of accounting principles or practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the company’s disclosure controls and procedures as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

No changes were made to United’s internal control over financial reporting during the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, United’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2018 is included in Item 8 of this report under the heading “Management’s Report on Internal Control Over Financial Reporting.”

Our independent auditors have issued an audit report on management’s assessment of internal controls over financial reporting. This report entitled “Report of Independent Registered Accounting Firm” is included in Item 8 of this report under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.        OTHER INFORMATION.

There were no items required to be reported on Form 8-K during the fourth quarter of 2018 that were not reported on Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information contained under the headings “Information Regarding Nominees and Other Directors”, “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2019 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference. Pursuant to instruction 3 to paragraph (b) of Item 401 of Regulation S-K, information relating to the executive officers of United is included in Item 1 of this report.

ITEM 11.	EXECUTIVE COMPENSATION.

The information contained under the heading “Compensation of Executive Officers and Directors” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2019 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained under the heading “Principal and Management Shareholders” and the “Equity Compensation Plan Information” table in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2019 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference. For purposes of determining the aggregate market value of United’s voting stock held by nonaffiliates, shares held by all directors and executive officers of United have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be “Affiliates” of United as defined by the SEC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information contained under the heading “Corporate Governance – Certain Relationships and Related Transactions” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2019 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information contained under the heading “Other Matters – Independent Registered Public Accountants” in the Proxy Statement to be used in connection with the solicitation of proxies for United’s 2019 Annual Meeting of Shareholders, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements.
		The following consolidated financial statements are located in Item 8 of this report:
		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Income - Years ended December 31, 2018, 2017, and 2016
		Consolidated Balance Sheets - December 31, 2018 and 2017
		Consolidated Statements of Changes in Shareholders’ Equity - Years ended December 31, 2018, 2017, and 2016
		Consolidated Statements of Cash Flows - Years ended December 31, 2018, 2017, and 2016
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

4.7	Form of Indenture for Senior Indebtedness (incorporated herein by reference to Exhibit 4.2 to United Community Banks, Inc.’s Form S-3, File No. 333-203548, filed with the SEC on April 21, 2015).

4.8	Form of Indenture for Senior Indebtedness (incorporated herein by reference to Exhibit 4.2 to United Community Banks, Inc.’s Form S-3, File No. 333-224367, filed with the SEC on April 20, 2018).

4.9	Form of Indenture for Subordinated Indebtedness (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Form S-3, File No. 333-203548, filed with the SEC on April 21, 2015).

4.10	Form of Indenture for Subordinated Indebtedness (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Form S-3, File No. 333-224367, filed with the SEC on April 20, 2018).

10.1
United Community Banks, Inc.’s Profit Sharing Plan, amended and restated as of January 1, 2001 (incorporated herein by reference to Exhibit 4.3 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-86876, filed with the SEC on April 24, 2002).*

10.2
Amendment No. 1 to United Community Banks, Inc.’s Profit Sharing Plan, dated as of March 15, 2002 (incorporated herein by reference to Exhibit 4.4 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-86876, filed with the SEC on April 24, 2002).*

10.3
Split-Dollar Agreement between United Community Banks, Inc. and Jimmy C. Tallent dated June 1, 1994 (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-21656).*

10.4
United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on May 1, 2007).*

10.5
Amendment No. 1 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan dated April 13, 2007 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on April 13, 2007).*

10.6
Form of Amended and Restated Change of Control Severance Agreement by and between United Community Banks, Inc. and Jimmy C. Tallent and H. Lynn Harton (incorporated herein by reference to Exhibit 10.8 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-21656, filed with the SEC on February 27, 2009).*

10.7
Executive Transition Agreement by and between United Community Banks, Inc. and Jimmy C. Tallent dated May 10, 2018 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, File No. 001-35095, filed with the SEC on August 6, 2018).*

10.8
Form of Change in Control Severance Agreement by and between United Community Banks, Inc. and Jefferson L. Harralson, Bill Gilbert, and Rob Edwards (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, File No. 35095, filed with the SEC on May 5, 2017).*

10.9
United Community Banks, Inc.’s Amended and Restated Modified Retirement Plan, effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.10 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-21656, filed with the SEC on February 27, 2009).*

10.10
United Community Banks, Inc.’s Amended and Restated Deferred Compensation Plan, effective as of January 1, 2005 (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 000-21656, filed with the SEC on February 27, 2009).*

10.11
United Community Banks, Inc. Amended and Restated Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to Exhibit 4 to United Community Banks, Inc.’s Registration Statement on Form S-3D, File No. 333-197026, filed with the SEC on June 25, 2014).*

10.12
United Community Banks, Inc. Employee Stock Purchase Plan, effective as of December 20, 2005 (incorporated herein by reference to Exhibit 4 to United Community Banks, Inc.’s Registration Statement on Form S-8, File No. 333-130489, filed with the SEC on December 20, 2005).*

10.13
United Community Banks, Inc.’s Management Incentive Plan, effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.5 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on May 1, 2007).*

10.14
Amendment No. 2 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan dated March 20, 2012 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on May 24, 2012).*

10.15
Amendment No. 3 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan dated March 20, 2012 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on May 24, 2012).*

10.16
Employment Agreement, dated as of September 14, 2012, between United Community Bank and H. Lynn Harton (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on September 19, 2012).*

10.17
Credit Agreement, dated as of January 7, 2014, between United Community Banks, Inc. and Synovus Bank, as amended (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, File No. 001-35095, filed with the SEC on August 4, 2017).

10.18
Form of Incentive Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.15 to United Community Banks, Inc.’s Form 10-K for the year ended December 31, 2014, File No. 001-35095, filed with the SEC on February 27, 2015).*

10.19
Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.16 to United Community Banks, Inc.’s Form 10-K for the year ended December 31, 2014, File No. 001-35095, filed with the SEC on February 27, 2015).*

10.20
Form of Restricted Stock Unit Award Agreement for Directors (incorporated herein by reference to Exhibit 10.19 to United Community Banks, Inc.’s Form 10-K for the year ended December 31, 2016, File No. 001-35095, filed with the SEC on February 27, 2017).*

10.21
Form of Restricted Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.20 to United Community Banks, Inc.’s Form 10-K for the year ended December 31, 2016, File No. 001-35095, filed with the SEC on February 27, 2017).*

10.22
Form of Restricted Stock Unit Award for Key Employees (incorporated herein by reference to Exhibit 10.21 to United Community Banks, Inc.’s Form 10-K for the year ended December 31, 2016, File No. 001-35095, filed with the SEC on February 27, 2017).*

10.23
Form of Amended and Restated Restricted Stock Unit Award for Key Employees (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, File No. 001-35095, filed with the SEC on November 8, 2018).*

10.24
Amendment No. 4 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan dated March 18, 2016 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on June 23, 2016).*

14
Code of Ethical Conduct (incorporated herein by reference to Exhibit 14 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, File No. 000-21656, filed with the SEC on March 8, 2004).

21	Subsidiaries of United Community Banks, Inc.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney of certain officers and directors of United (included on Signature Page)

31.1	Certification by H. Lynn Harton, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Jefferson L. Harralson, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Report Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.

**	Indicates furnished herewith.

ITEM 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, United has duly caused this annual report on Form 10-K, to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2019.

UNITED COMMUNITY BANKS, INC.
(Registrant)

/s/ H. Lynn Harton	/s/ Jefferson L. Harralson
H. Lynn Harton	Jefferson L. Harralson
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

/s/ Alan H. Kumler
Alan H. Kumler
Senior Vice President, Chief Accounting Officer
(Principal Accounting Officer)

POWER OF ATTORNEY AND SIGNATURES

Know all men by these presents, that each person whose signature appears below constitutes and appoints H. Lynn Harton and Thomas A. Richlovsky, or either of them, as attorney-in-fact, with each having the power of substitution, for him in any and all capacities, to sign any amendments to this annual report on Form 10-K and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of United and in the capacities set forth and on the 7th day of February, 2019.

/s/ H. Lynn Harton	/s/ L. Cathy Cox
H. Lynn Harton	L. Cathy Cox
President, Chief Executive Officer, and Director	Director
(Principal Executive Officer)

/s/ Jefferson L. Harralson	/s/ Kenneth L. Daniels
Jefferson L. Harralson	Kenneth L. Daniels
Executive Vice President and Chief Financial Officer	Director
(Principal Financial Officer)

/s/ Alan H. Kumler	/s/ Lance F. Drummond
Alan H. Kumler	Lance F. Drummond
Senior Vice President, Chief Accounting Officer	Director
(Principal Accounting Officer)

/s/ Jimmy C. Tallent	/s/ David C. Shaver
Jimmy C. Tallent	David C. Shaver
Executive Chairman	Director

/s/ Thomas A. Richlovsky	/s/ Tim Wallis
Thomas A. Richlovsky	Tim Wallis
Lead Independent Director	Director

/s/ Robert Blalock	/s/ David H. Wilkins
Robert Blalock	David H. Wilkins
Director	Director

/s/ Jennifer Mann
Jennifer Mann
Director

EXHIBIT INDEX

Exhibit No.	Description

21	Subsidiaries of United.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney of certain officers and directors of United (included on Signature Page).

31.1	Certification by H. Lynn Harton, President and Chief Executive Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Jefferson L. Harralson, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.