Form 10-Q
period 2019-03-31
UNITED COMMUNITY BANKS INC
filed 2019-05-08
CIK 857855

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019
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
YES ☐ NO ☒

Common stock, par value $1 per share 79,039,390 shares outstanding as of April 30, 2019.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $1 per share	UCBI	Nasdaq Global Select Market

Part I – Financial Information
UNITED COMMUNITY BANKS, INC. Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018

Interest revenue:
Loans, including fees	$115,259	$96,469
Investment securities, including tax exempt of $1,169 and $972	20,818	18,295
Deposits in banks and short-term investments	439	526
Total interest revenue	136,516	115,290

Interest expense:
Deposits:
NOW and interest-bearing demand	3,536	1,113
Money market	4,205	2,175
Savings	32	49
Time	8,184	2,956
Total deposit interest expense	15,957	6,293
Short-term borrowings	161	300
Federal Home Loan Bank advances	1,422	2,124
Long-term debt	3,342	3,288
Total interest expense	20,882	12,005
Net interest revenue	115,634	103,285
Provision for credit losses	3,300	3,800
Net interest revenue after provision for credit losses	112,334	99,485

Noninterest income:
Service charges and fees	8,453	8,925
Mortgage loan and other related fees	3,748	5,359
Brokerage fees	1,337	872
Gains from sales of SBA/USDA loans	1,303	1,778
Securities losses, net	(267)	(940)
Other	6,394	6,402
Total noninterest income	20,968	22,396
Total revenue	133,302	121,881

Noninterest expenses:
Salaries and employee benefits	47,503	42,875
Communications and equipment	5,788	4,632
Occupancy	5,584	5,613
Advertising and public relations	1,286	1,515
Postage, printing and supplies	1,586	1,637
Professional fees	3,161	4,044
FDIC assessments and other regulatory charges	1,710	2,476
Amortization of intangibles	1,293	1,898
Merger-related and other charges	546	2,054
Other	7,627	6,731
Total noninterest expenses	76,084	73,475
Net income before income taxes	57,218	48,406
Income tax expense	12,956	10,748
Net income	$44,262	$37,658

Net income available to common shareholders	$43,947	$37,381

Earnings per common share:
Basic	$0.55	$0.47
Diluted	0.55	0.47
Weighted average common shares outstanding:
Basic	79,807	79,205
Diluted	79,813	79,215
See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)	Three Months Ended March 31,
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2019
Net income	$57,218	$(12,956)	$44,262
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	33,174	(8,049)	25,125
Reclassification adjustment for losses included in net income	267	(68)	199
Net unrealized gains	33,441	(8,117)	25,324
Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity	84	(20)	64
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	102	(26)	76
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	174	(44)	130

Total other comprehensive income	33,801	(8,207)	25,594

Comprehensive income	$91,019	$(21,163)	$69,856

2018
Net income	$48,406	$(10,748)	$37,658
Other comprehensive loss:
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during period	(29,265)	7,155	(22,110)
Reclassification adjustment for losses included in net income	940	(221)	719
Net unrealized losses	(28,325)	6,934	(21,391)
Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity	222	(54)	168
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	147	(38)	109
Defined benefit pension plan activity:
Net actuarial loss on defined benefit pension plan	(5)	1	(4)
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	227	(58)	169
Net defined benefit pension plan activity	222	(57)	165

Total other comprehensive loss	(27,734)	6,785	(20,949)

Comprehensive income	$20,672	$(3,963)	$16,709

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. Consolidated Balance Sheets (Unaudited)

	March 31, 2019	December 31, 2018
(in thousands, except share data)

ASSETS
Cash and due from banks	$118,659	$126,083
Interest-bearing deposits in banks (includes restricted cash of $6.43 million and $6.70 million)	206,836	201,182
Cash and cash equivalents	325,495	327,265
Debt securities available for sale	2,454,625	2,628,467
Debt securities held to maturity (fair value $265,117 and $268,803)	265,329	274,407
Loans held for sale at fair value	26,341	18,935
Loans and leases, net of unearned income	8,493,254	8,383,401
Less allowance for loan and lease losses	(61,642)	(61,203)
Loans and leases, net	8,431,612	8,322,198
Premises and equipment, net	214,022	206,140
Bank owned life insurance	193,489	192,616
Accrued interest receivable	35,126	35,413
Net deferred tax asset	51,055	64,224
Derivative financial instruments	25,924	24,705
Goodwill and other intangible assets	322,779	324,072
Other assets	160,030	154,750
Total assets	$12,505,827	$12,573,192
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$3,313,861	$3,210,220
NOW and interest-bearing demand	2,205,117	2,274,775
Money market	2,106,045	2,097,526
Savings	681,739	669,886
Time	1,668,563	1,598,391
Brokered	558,981	683,715
Total deposits	10,534,306	10,534,513
Federal Home Loan Bank advances	40,000	160,000
Long-term debt	257,259	267,189
Derivative financial instruments	18,789	26,433
Accrued expenses and other liabilities	147,315	127,503
Total liabilities	10,997,669	11,115,638
Shareholders' equity:
Common stock, $1 par value; 150,000,000 shares authorized; 79,035,459 and 79,234,077 shares issued and outstanding	79,035	79,234
Common stock issuable; 621,491 and 674,499 shares	10,291	10,744
Capital surplus	1,494,400	1,499,584
Accumulated deficit	(59,573)	(90,419)
Accumulated other comprehensive loss	(15,995)	(41,589)
Total shareholders' equity	1,508,158	1,457,554
Total liabilities and shareholders' equity	$12,505,827	$12,573,192

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. Consolidated Statement of Changes in Shareholders’ Equity (Unaudited) For the Three Months Ended March 31,

(in thousands, except share and per share data)	Common Stock	Common Stock Issuable	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2017	$77,580	$9,083	$1,451,814	$(209,902)	$(25,241)	$1,303,334
Net income				37,658		37,658
Other comprehensive loss					(20,949)	(20,949)
Common stock issued to dividend reinvestment plan and employee benefit plans (5,204 shares)	5		139			144
Common stock issued for acquisition (1,443,987 shares)	1,444		44,302			45,746
Amortization of stock option and restricted stock awards			1,148			1,148
Vesting of restricted stock and exercise of stock options, net of shares surrendered to cover payroll taxes (48,310 shares issued, 46,074 shares deferred)	48	850	(1,725)			(827)
Deferred compensation plan, net, including dividend equivalents		143				143
Shares issued from deferred compensation plan, net of shares surrendered to cover payroll taxes (45,558 shares)	46	(684)	629			(9)
Common stock dividends ($0.12 per share)				(9,633)		(9,633)
Balance, March 31, 2018	$79,123	$9,392	$1,496,307	$(181,877)	$(46,190)	$1,356,755

Balance, December 31, 2018	$79,234	$10,744	$1,499,584	$(90,419)	$(41,589)	$1,457,554
Net income				44,262		44,262
Other comprehensive income					25,594	25,594
Exercise of stock options (12,000 shares)	12		185			197
Common stock issued to dividend reinvestment plan and employee benefit plans (8,445 shares)	8		178			186
Amortization of restricted stock awards			1,985			1,985
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (15,945 shares issued, 19,450 shares deferred)	16	532	(865)			(317)
Purchases of common stock (305,052 shares)	(305)		(7,535)			(7,840)
Deferred compensation plan, net, including dividend equivalents		185				185
Shares issued from deferred compensation plan, net of shares surrendered to cover payroll taxes (70,044 shares)	70	(1,170)	868			(232)
Common stock dividends ($0.16 per share)				(12,867)		(12,867)
Adoption of new accounting standard				(549)		(549)
Balance, March 31, 2019	$79,035	$10,291	$1,494,400	$(59,573)	$(15,995)	$1,508,158

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Operating activities:
Net income	$44,262	$37,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	6,373	10,487
Provision for credit losses	3,300	3,800
Stock based compensation	1,985	1,148
Deferred income tax expense	658	10,225
Securities losses, net	267	940
Gains from sales of SBA/USDA loans	(1,303)	(1,778)
Net (gains) losses and write downs on sales of other real estate owned	(45)	188
Changes in assets and liabilities:
Other assets and accrued interest receivable	(6,206)	(385)
Accrued expenses and other liabilities	(5,994)	1,371
Loans held for sale	(7,406)	8,833
Net cash provided by operating activities	35,891	72,487

Investing activities:
Debt securities held to maturity:
Proceeds from maturities and calls of securities held to maturity	9,049	13,832
Purchases of securities held to maturity	—	(4,781)
Debt securities available for sale and equity securities:
Proceeds from sales of securities available for sale	178,604	113,961
Proceeds from maturities and calls of securities available for sale	60,779	85,331
Purchases of securities available for sale	(34,729)	(30,161)
Net increase in loans	(90,380)	(79,404)
Proceeds from sales of premises and equipment	105	195
Purchases of premises and equipment	(11,686)	(6,107)
Net cash paid for acquisition	—	(56,800)
Proceeds from sale of other real estate	974	957
Net cash provided by investing activities	112,716	37,023

Financing activities:
Net change in deposits	117	186,089
Net change in short-term borrowings	—	(264,923)
Repayment of long-term debt	(10,110)	(12,309)
Proceeds from FHLB advances	780,000	760,000
Repayment of FHLB advances	(900,000)	(830,000)
Proceeds from issuance of subordinated debt, net of issuance costs	—	98,188
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	186	144
Proceeds from exercise of stock options	197	—
Cash paid for shares withheld to cover payroll taxes upon vesting of restricted stock	(549)	(836)
Repurchase of common stock	(7,342)	—
Cash dividends on common stock	(12,876)	(7,885)
Net cash used in financing activities	(150,377)	(71,532)

Net change in cash and cash equivalents, including restricted cash	(1,770)	37,978

Cash and cash equivalents, including restricted cash, at beginning of period	327,265	314,275

Cash and cash equivalents, including restricted cash, at end of period	$325,495	$352,253

Supplemental disclosures of cash flow information:
Interest paid	$22,963	$13,069
Income taxes paid	939	811
Significant non-cash investing and financing transactions:
Unsettled securities purchases	—	4,790
Unsettled government guaranteed loan sales	13,934	14,240
Transfers of loans to foreclosed properties	751	625
Unsettled repurchases of common stock	498	—
Acquisitions:
Assets acquired	—	480,679
Liabilities assumed	—	350,433
Net assets acquired	—	130,246
Common stock issued in acquisitions	—	45,746
See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1 – Accounting Policies

The accounting and financial reporting policies of United Community Banks, Inc. and its subsidiaries (collectively referred to herein as “United”) conform to accounting principles generally accepted in the United States (“GAAP”) and reporting guidelines of banking regulatory authorities and regulators. The accompanying interim consolidated financial statements have not been audited. All material intercompany balances and transactions have been eliminated. A more detailed description of United’s accounting policies is included in its Annual Report on Form 10-K for the year ended December 31, 2018.

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

Note 2 –Accounting Standards Updates and Recently Adopted Standards

Accounting Standards Updates

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance was further modified in November 2018 by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The new guidance replaces the incurred loss impairment methodology in current GAAP with a current expected credit loss (“CECL”) methodology and requires consideration of a broader range of information to determine credit loss estimates. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit deteriorated loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. Application of this update will primarily be on a modified retrospective approach, although the guidance for debt securities for which an other-than-temporary impairment has been recognized before the effective date and for loans previously covered by Accounting Standards Codification (“ASC”) 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality will be applied on a prospective basis. For public entities, this update is effective for fiscal years beginning after December 15, 2019. Upon adoption, United expects that the allowance for credit losses will be higher given the change to estimated losses for the estimated life of the financial asset; however, management is still in the process of determining the impact. During the first quarter 2019, management’s CECL steering committee continued the process of populating relevant data, building models and documenting processes and controls in preparation for adoption of Topic 326. During the remainder of 2019, management plans to run multiple parallel runs of the allowance model under the expected credit loss methodology, starting with a loan-focused parallel run using first quarter data. Management will incrementally widen the scope of model runs thereafter until a full CECL run is completed. During monthly steering committee meetings, management regularly reviews project status, gap remediation efforts and project priorities.

Recently Adopted Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance was further modified by ASU No. 2018-10, Codification Improvements to Topic 842 Leases, ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors and ASU No. 2019-01, Leases (Topic 842): Codification Improvements. These standards require a lessee to recognize in the consolidated balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. United adopted the standard on January 1, 2019 using the optional transition method, which allowed for a modified retrospective method of adoption with a cumulative effect adjustment to shareholders’ equity without restating comparable periods. United also elected the relief package of practical expedients for which there is no requirement to reassess existence of leases, their classification, and initial direct costs as well as an exemption for short-term leases with a term of less than one year, whereby United does not recognize a lease liability or right-of-use asset on the consolidated balance sheet but instead recognizes lease payments as an expense over the lease term as appropriate. The adoption of this guidance resulted in recognition of a right-of-use asset of $23.8 million, a lease liability of $26.8 million and a reduction of shareholders’ equity of $549,000, net of tax, related to its operating leases. In addition, United has equipment financing leases for which it is the lessor, which were previously accounted for as capital leases. Upon adoption of Topic 842, these leases were classified as direct financing leases, which required no significant change in accounting policy or treatment. These lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term. As a lessor, United elected to exclude sales taxes from consideration in lease contracts. In the opinion of management, the changes described above resulting from the adoption of the standard did not have a material impact on the consolidated financial statements. See Notes 5 and 14 for additional information on direct financing leases and operating leases, respectively.

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

The following table presents a summary of amounts outstanding under reverse repurchase agreements, of which there were none as of March 31, 2019, and derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements as of the dates indicated (in thousands).

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet		Gross Amounts not Offset in the Balance Sheet
March 31, 2019			Net Asset Balance	Financial Instruments	Collateral Received	Net Amount
Derivatives	$25,924	$—	$25,924	$(2,295)	$(1,797)	$21,832
Total	$25,924	$—	$25,924	$(2,295)	$(1,797)	$21,832

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Gross Amounts not Offset in the Balance Sheet
				Financial Instruments	Collateral Pledged	Net Amount
Derivatives	$18,789	$—	$18,789	$(2,295)	$(11,870)	$4,624
Total	$18,789	$—	$18,789	$(2,295)	$(11,870)	$4,624

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet		Gross Amounts not Offset in the Balance Sheet
December 31, 2018			Net Asset Balance	Financial Instruments	Collateral Received	Net Amount
Repurchase agreements / reverse repurchase agreements	$50,000	$(50,000)	$—	$—	$—	$—
Derivatives	24,705	—	24,705	(973)	(8,029)	15,703
Total	$74,705	$(50,000)	$24,705	$(973)	$(8,029)	$15,703

Weighted average interest rate of reverse repurchase agreements	3.20%

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet		Gross Amounts not Offset in the Balance Sheet
			Net Liability Balance	Financial Instruments	Collateral Pledged	Net Amount
Repurchase agreements / reverse repurchase agreements	$50,000	$(50,000)	$—	$—	$—	$—
Derivatives	26,433	—	26,433	(973)	(16,126)	9,334
Total	$76,433	$(50,000)	$26,433	$(973)	$(16,126)	$9,334

Weighted average interest rate of repurchase agreements	2.45%

At March 31, 2019, United recognized the right to reclaim cash collateral of $11.9 million and the obligation to return cash collateral of $1.80 million. At December 31, 2018, United recognized the right to reclaim cash collateral of $16.1 million and the obligation to return cash collateral of $8.03 million. The right to reclaim cash collateral and the obligation to return cash collateral were included in the consolidated balance sheets in other assets and other liabilities, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents additional detail regarding repurchase agreements accounted for as secured borrowings and the securities underlying these agreements as of December 31, 2018 (in thousands).

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

Note 4 – Securities

The amortized cost basis, unrealized gains and losses and fair value of debt securities held-to-maturity as of the dates indicated are as follows (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2019

State and political subdivisions	$65,519	$1,443	$456	$66,506
Residential mortgage-backed securities	170,980	1,078	2,532	169,526
Commercial mortgage-backed securities	28,830	323	68	29,085
Total	$265,329	$2,844	$3,056	$265,117

As of December 31, 2018

State and political subdivisions	$68,551	$952	$2,191	$67,312
Residential mortgage-backed securities	176,488	652	5,094	172,046
Commercial mortgage-backed securities	29,368	173	96	29,445
Total	$274,407	$1,777	$7,381	$268,803

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The cost basis, unrealized gains and losses, and fair value of debt securities available-for-sale as of the dates indicated are presented below (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2019

U.S. Treasuries	$142,409	$22	$576	$141,855
U.S. Government agencies	4,812	292	3	5,101
State and political subdivisions	217,120	5,124	64	222,180
Residential mortgage-backed securities	1,414,612	9,222	9,749	1,414,085
Commercial mortgage-backed securities	345,198	432	2,291	343,339
Corporate bonds	200,471	506	301	200,676
Asset-backed securities	128,359	183	1,153	127,389
Total	$2,452,981	$15,781	$14,137	$2,454,625

As of December 31, 2018

U.S. Treasuries	$150,712	$767	$2,172	$149,307
U.S. Government agencies	25,493	335	275	25,553
State and political subdivisions	234,750	907	1,716	233,941
Residential mortgage-backed securities	1,464,380	3,428	21,898	1,445,910
Commercial mortgage-backed securities	399,663	187	7,933	391,917
Corporate bonds	200,582	502	1,921	199,163
Asset-backed securities	184,683	328	2,335	182,676
Total	$2,660,263	$6,454	$38,250	$2,628,467

Securities with a carrying value of $842 million and $925 million were pledged to secure public deposits, derivatives and other secured borrowings at March 31, 2019 and December 31, 2018, respectively.

 The following table summarizes debt securities held-to-maturity in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2019

State and political subdivisions	$—	$—	$22,356	$456	$22,356	$456
Residential mortgage-backed securities	—	—	112,921	2,532	112,921	2,532
Commercial mortgage-backed securities	—	—	4,095	68	4,095	68
Total unrealized loss position	$—	$—	$139,372	$3,056	$139,372	$3,056

As of December 31, 2018

State and political subdivisions	$7,062	$46	$34,146	$2,145	$41,208	$2,191
Residential mortgage-backed securities	6,579	61	136,376	5,033	142,955	5,094
Commercial mortgage-backed securities	—	—	4,290	96	4,290	96
Total unrealized loss position	$13,641	$107	$174,812	$7,274	$188,453	$7,381

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes debt securities available-for-sale in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2019

U.S. Treasuries	$—	$—	$122,122	$576	$122,122	$576
U.S. Government agencies	—	—	471	3	471	3
State and political subdivisions	415	1	18,186	63	18,601	64
Residential mortgage-backed securities	47,263	644	665,525	9,105	712,788	9,749
Commercial mortgage-backed securities	—	—	237,883	2,291	237,883	2,291
Corporate bonds	—	—	108,272	301	108,272	301
Asset-backed securities	71,224	720	17,825	433	89,049	1,153
Total unrealized loss position	$118,902	$1,365	$1,170,284	$12,772	$1,289,186	$14,137

As of December 31, 2018

U.S. Treasuries	$—	$—	$120,391	$2,172	$120,391	$2,172
U.S. Government agencies	—	—	21,519	275	21,519	275
State and political subdivisions	15,160	28	133,500	1,688	148,660	1,716
Residential mortgage-backed securities	234,583	808	775,360	21,090	1,009,943	21,898
Commercial mortgage-backed securities	4,552	594	355,292	7,339	359,844	7,933
Corporate bonds	—	—	117,296	1,921	117,296	1,921
Asset-backed securities	74,492	1,879	31,968	456	106,460	2,335
Total unrealized loss position	$328,787	$3,309	$1,555,326	$34,941	$1,884,113	$38,250

At March 31, 2019, there were 174 debt securities available-for-sale and 56 debt securities held-to-maturity that were in an unrealized loss position. United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at March 31, 2019 were primarily attributable to changes in interest rates.

Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. No impairment charges were recognized during the three months ended March 31, 2019 or 2018.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes available-for-sale securities sales activity for the three months ended March 31, 2019 and 2018 (in thousands).

	Three Months Ended March 31,
	2019	2018

Proceeds from sales	$178,604	$113,961

Gross gains on sales	$1,287	$417
Gross losses on sales	(1,554)	(1,357)
Net losses on sales of securities	$(267)	$(940)

Income tax benefit attributable to sales	$(68)	$(221)

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The amortized cost and fair value of debt securities available-for-sale and held-to-maturity at March 31, 2019, by contractual maturity, are presented in the following table (in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries:
1 to 5 years	$142,409	$141,855	$—	$—
	142,409	141,855	—	—

U.S. Government agencies:
1 to 5 years	474	471	—	—
More than 10 years	4,338	4,630	—	—
	4,812	5,101	—	—

State and political subdivisions:
Within 1 year	500	502	3,250	3,262
1 to 5 years	36,058	36,060	11,567	12,024
5 to 10 years	35,888	36,743	7,753	8,423
More than 10 years	144,674	148,875	42,949	42,797
	217,120	222,180	65,519	66,506

Corporate bonds:
Within 1 year	10,239	10,219	—	—
1 to 5 years	187,732	187,948	—	—
5 to 10 years	1,500	1,514	—	—
More than 10 years	1,000	995	—	—
	200,471	200,676	—	—

Asset-backed securities:
1 to 5 years	2,121	2,107	—	—
More than 10 years	126,238	125,282	—	—
	128,359	127,389	—	—

Total securities other than mortgage-backed securities:
Within 1 year	10,739	10,721	3,250	3,262
1 to 5 years	368,794	368,441	11,567	12,024
5 to 10 years	37,388	38,257	7,753	8,423
More than 10 years	276,250	279,782	42,949	42,797
Residential mortgage-backed securities	1,414,612	1,414,085	170,980	169,526
Commercial mortgage-backed securities	345,198	343,339	28,830	29,085
	$2,452,981	$2,454,625	$265,329	$265,117

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 5 – Loans and Leases and Allowance for Credit Losses

Major classifications of the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”) are summarized as of the dates indicated as follows (in thousands).

	March 31, 2019	December 31, 2018
Owner occupied commercial real estate	$1,620,068	$1,647,904
Income producing commercial real estate	1,867,425	1,812,420
Commercial & industrial	1,283,865	1,278,347
Commercial construction	865,666	796,158
Equipment financing	605,984	564,614
Total commercial	6,243,008	6,099,443
Residential mortgage	1,063,840	1,049,232
Home equity lines of credit	683,771	694,010
Residential construction	200,708	211,011
Consumer direct	121,174	122,013
Indirect auto	180,753	207,692

Total loans	8,493,254	8,383,401

Less allowance for loan losses	(61,642)	(61,203)

Loans, net	$8,431,612	$8,322,198

At March 31, 2019 and December 31, 2018, loans totaling $4.03 billion and $3.98 billion, respectively, were pledged as collateral to secure Federal Home Loan Bank advances, securitized notes payable and other contingent funding sources.

At March 31, 2019, the carrying value and outstanding balance of purchased credit impaired (“PCI”) loans accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, were $68.7 million and $100 million, respectively. At December 31, 2018, the carrying value and outstanding balance of PCI loans were $74.4 million and $109 million, respectively. The following table presents changes in the balance of the accretable yield for PCI loans for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$26,868	$17,686
Additions due to acquisitions	—	1,830
Accretion	(4,813)	(2,546)
Reclassification from nonaccretable difference	2,706	591
Changes in expected cash flows that do not affect nonaccretable difference	1,863	475
Balance at end of period	$26,624	$18,036

In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC 310-30 are also accreted to interest revenue over the life of the loans. At March 31, 2019 and December 31, 2018, the remaining accretable net fair value discount on loans acquired through a business combination and not accounted for under ASC 310-30 was $4.44 million and $4.31 million, respectively. At March 31, 2019, the net fair value discount of $4.44 million included a net premium on acquired equipment financing loans. In addition, indirect auto loans purchased at a premium outside of a business combination had a remaining premium of $3.03 million and $3.72 million, respectively, as of March 31, 2019 and December 31, 2018.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

At March 31, 2019 and December 31, 2018, equipment financing assets included direct financing leases of $33.5 million and $30.4 million, respectively. The components of the net investment in leases are presented below (in thousands).

	March 31, 2019	December 31, 2018
Minimum future lease payments receivable	$35,385	$31,915
Estimated residual value of leased equipment	3,791	3,593
Initial direct costs	856	827
Security deposits	(1,173)	(1,189)
Purchase accounting premium	644	806
Unearned income	(6,011)	(5,568)
Net investment in leases	$33,492	$30,384

Minimum future lease payments expected to be received from lease contracts as of March 31, 2019 are as follows (in thousands):

Year
Remainder of 2019	$10,384
2020	10,960
2021	7,156
2022	4,249
2023	2,046
Thereafter	590
Total	$35,385

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

	2019					2018
Three Months Ended March 31,
	Beginning Balance	Charge-Offs	Recoveries	(Release)Provision	Ending Balance	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied commercial real estate	$12,207	$(5)	$69	$(397)	$11,874	$14,776	$(60)	$103	$(258)	$14,561
Income producing commercial real estate	11,073	(197)	20	230	11,126	9,381	(657)	235	817	9,776
Commercial & industrial	4,802	(1,519)	163	1,449	4,895	3,971	(384)	389	99	4,075
Commercial construction	10,337	(69)	394	(387)	10,275	10,523	(363)	97	(223)	10,034
Equipment financing	5,452	(1,424)	143	2,060	6,231	—	(139)	97	2,333	2,291
Residential mortgage	8,295	(61)	48	63	8,345	10,097	(70)	123	71	10,221
Home equity lines of credit	4,752	(337)	122	260	4,797	5,177	(124)	35	(156)	4,932
Residential construction	2,433	(4)	26	(65)	2,390	2,729	—	64	251	3,044
Consumer direct	853	(547)	207	324	837	710	(651)	160	514	733
Indirect auto	999	(197)	38	32	872	1,550	(436)	80	224	1,418
Total allowance for loan losses	61,203	(4,360)	1,230	3,569	61,642	58,914	(2,884)	1,383	3,672	61,085
Allowance for unfunded commitments	3,410	—	—	(269)	3,141	2,312	—	—	128	2,440
Total allowance for credit losses	$64,613	$(4,360)	$1,230	$3,300	$64,783	$61,226	$(2,884)	$1,383	$3,800	$63,525

The following tables represent the recorded investment in loans by portfolio segment and the balance of the allowance for loan losses assigned to each segment based on the method of evaluating the loans for impairment as of the dates indicated (in thousands).

	Allowance for Credit Losses
	March 31, 2019				December 31, 2018
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance
Owner occupied commercial real estate	$825	$10,894	$155	$11,874	$862	$11,328	$17	$12,207
Income producing commercial real estate	280	10,846	—	11,126	402	10,671	—	11,073
Commercial & industrial	36	4,855	4	4,895	32	4,761	9	4,802
Commercial construction	68	10,001	206	10,275	71	9,974	292	10,337
Equipment financing	—	5,988	243	6,231	—	5,045	407	5,452
Residential mortgage	916	7,403	26	8,345	861	7,410	24	8,295
Home equity lines of credit	1	4,796	—	4,797	1	4,740	11	4,752
Residential construction	63	2,327	—	2,390	51	2,382	—	2,433
Consumer direct	5	832	—	837	6	847	—	853
Indirect auto	25	847	—	872	26	973	—	999
Total allowance for loan losses	2,219	58,789	634	61,642	2,312	58,131	760	61,203
Allowance for unfunded commitments	—	3,141	—	3,141	—	3,410	—	3,410
Total allowance for credit losses	$2,219	$61,930	$634	$64,783	$2,312	$61,541	$760	$64,613

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

	Loans Outstanding
	March 31, 2019				December 31, 2018
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance
Owner occupied commercial real estate	$17,238	$1,594,226	$8,604	$1,620,068	$17,602	$1,620,450	$9,852	$1,647,904
Income producing commercial real estate	14,125	1,817,203	36,097	1,867,425	16,584	1,757,525	38,311	1,812,420
Commercial & industrial	1,701	1,281,823	341	1,283,865	1,621	1,276,318	408	1,278,347
Commercial construction	2,379	857,683	5,604	865,666	2,491	787,760	5,907	796,158
Equipment financing	—	599,243	6,741	605,984	—	556,672	7,942	564,614
Residential mortgage	15,453	1,039,582	8,805	1,063,840	14,220	1,025,862	9,150	1,049,232
Home equity lines of credit	255	682,047	1,469	683,771	276	692,122	1,612	694,010
Residential construction	1,340	198,787	581	200,708	1,207	209,070	734	211,011
Consumer direct	199	120,499	476	121,174	211	121,269	533	122,013
Indirect auto	1,104	179,649	—	180,753	1,237	206,455	—	207,692
Total loans	$53,794	$8,370,742	$68,718	$8,493,254	$55,449	$8,253,503	$74,449	$8,383,401

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

When a loan officer determines that a loan is uncollectible, he or she is responsible for recommending that the loan be placed on nonaccrual status and evaluated for impairment, which, if necessary, could result in fully or partially charging off the loan or establishing a specific reserve. Full or partial charge-offs may also be recommended by the Collections Department, the Special Assets Department, the Loss Mitigation Department and the Foreclosure/OREO Department. Nonaccrual real estate loans are generally charged down to fair value of collateral less costs to sell at the time they are placed on nonaccrual status.

Commercial and consumer asset quality committees meet monthly to review charge-offs that have occurred during the previous month. Participants include the respective Chief Credit Officer, Senior Risk Officers and Senior Credit Officers.

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

The following table presents loans individually evaluated for impairment by class as of the dates indicated (in thousands).

	March 31, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Owner occupied commercial real estate	$8,159	$6,089	$—	$8,650	$6,546	$—
Income producing commercial real estate	8,333	8,227	—	9,986	9,881	—
Commercial & industrial	522	360	—	525	370	—
Commercial construction	119	113	—	685	507	—
Equipment financing	—	—	—	—	—	—
Total commercial	17,133	14,789	—	19,846	17,304	—
Residential mortgage	6,513	5,890	—	5,787	5,202	—
Home equity lines of credit	275	215	—	330	234	—
Residential construction	753	624	—	554	428	—
Consumer direct	15	15	—	18	17	—
Indirect auto	142	130	—	294	292	—
Total with no related allowance recorded	24,831	21,663	—	26,829	23,477	—

With an allowance recorded:
Owner occupied commercial real estate	11,191	11,149	825	11,095	11,056	862
Income producing commercial real estate	6,166	5,898	280	6,968	6,703	402
Commercial & industrial	1,746	1,341	36	1,652	1,251	32
Commercial construction	2,503	2,266	68	2,130	1,984	71
Equipment financing	—	—	—	—	—	—
Total commercial	21,606	20,654	1,209	21,845	20,994	1,367
Residential mortgage	9,713	9,563	916	9,169	9,018	861
Home equity lines of credit	43	40	1	45	42	1
Residential construction	727	716	63	791	779	51
Consumer direct	189	184	5	199	194	6
Indirect auto	975	974	25	946	945	26
Total with an allowance recorded	33,253	32,131	2,219	32,995	31,972	2,312
Total	$58,084	$53,794	$2,219	$59,824	$55,449	$2,312

As of March 31, 2019 and December 31, 2018, $2.22 million and $2.31 million, respectively, of specific reserves were allocated to customers whose loan terms have been modified in TDRs. As of March 31, 2019 and December 31, 2018, there were no commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Loans modified under the terms of a TDR during the three months ended March 31, 2019 and 2018 are presented in the table below. In addition, the following table presents loans modified under the terms of a TDR that defaulted (became 90 days or more delinquent) during the periods presented and were initially restructured within one year prior to default (dollars in thousands).

	New TDRs
		Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment by Type of Modification				TDRs Modified Within the Previous Twelve Months That Have Subsequently Defaulted
	Number of Contracts		Rate Reduction	Structure	Other	Total	Number of Contracts	Recorded Investment
Three Months Ended March 31, 2019
Owner occupied commercial real estate	—	$—	$—	$—	$—	$—	—	$—
Income producing commercial real estate	1	169	—	169	—	169	—	—
Commercial & industrial	1	7	—	—	7	7	—	—
Commercial construction	—	—	—	—	—	—	—	—
Equipment financing	—	—	—	—	—	—	—	—
Total commercial	2	176	—	169	7	176	—	—
Residential mortgage	2	345	—	344	—	344	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Consumer direct	—	—	—	—	—	—	—	—
Indirect auto	6	66	—	—	57	57	—	—
Total loans	10	$587	$—	$513	$64	$577	—	$—

Three Months Ended March 31, 2018
Owner occupied commercial real estate	3	$994	$—	$978	$—	$978	2	$1,586
Income producing commercial real estate	—	—	—	—	—	—	—	—
Commercial & industrial	1	81	—	5	—	5	—	—
Commercial construction	—	—	—	—	—	—	—	—
Equipment financing	—	—	—	—	—	—	—	—
Total commercial	4	1,075	—	983	—	983	2	1,586
Residential mortgage	2	340	—	340	—	340	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Consumer direct	—	—	—	—	—	—	—	—
Indirect auto	—	—	—	—	—	—	—	—
Total loans	6	$1,415	$—	$1,323	$—	$1,323	2	$1,586

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

	2019			2018
Three Months Ended March 31,	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received
Owner occupied commercial real estate	$17,410	$285	$284	$24,658	$245	$280
Income producing commercial real estate	14,237	193	207	16,433	210	235
Commercial & industrial	1,716	19	19	2,596	40	42
Commercial construction	2,402	34	33	3,936	51	52
Equipment financing	—	—	—	—	—	—
Total commercial	35,765	531	543	47,623	546	609
Residential mortgage	15,502	168	174	14,993	149	150
Home equity lines of credit	258	4	3	344	4	4
Residential construction	1,408	24	23	1,590	24	24
Consumer direct	205	4	4	291	5	5
Indirect auto	1,190	14	14	1,378	18	18
Total	$54,328	$745	$761	$66,219	$746	$810

Nonaccrual and Past Due Loans

Nonaccrual loans include both homogeneous loans that are collectively evaluated for impairment and individually evaluated impaired loans. United’s policy is to place loans on nonaccrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in full or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is classified on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Principal and interest payments received on a nonaccrual loan are generally applied to reduce the loan’s recorded investment.

PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered to be performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan or pool of loans. No PCI loans were classified as nonaccrual at March 31, 2019 or December 31, 2018 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms was approximately $378,000 and $342,000 for the three months ended March 31, 2019 and 2018, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents the recorded investment in nonaccrual loans by loan class as of the dates indicated (in thousands).

	March 31, 2019	December 31, 2018
Owner occupied commercial real estate	$7,030	$6,421
Income producing commercial real estate	1,276	1,160
Commercial & industrial	1,666	1,417
Commercial construction	473	605
Equipment financing	1,813	2,677
Total commercial	12,258	12,280
Residential mortgage	8,281	8,035
Home equity lines of credit	2,233	2,360
Residential construction	347	288
Consumer direct	47	89
Indirect auto	458	726
Total	$23,624	$23,778

Excluding PCI loans, substantially all loans more than 90 days past due were on nonaccrual status at March 31, 2019 and December 31, 2018. The following table presents the aging of the recorded investment in past due loans by class of loans as of the dates indicated (in thousands).

	Loans Past Due
As of March 31, 2019	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Loans Not Past Due	PCI Loans	Total
Owner occupied commercial real estate	$4,644	$1,142	$3,328	$9,114	$1,602,350	$8,604	$1,620,068
Income producing commercial real estate	1,199	125	706	2,030	1,829,298	36,097	1,867,425
Commercial & industrial	2,649	790	937	4,376	1,279,148	341	1,283,865
Commercial construction	139	443	24	606	859,456	5,604	865,666
Equipment financing	1,809	894	1,722	4,425	594,818	6,741	605,984
Total commercial	10,440	3,394	6,717	20,551	6,165,070	57,387	6,243,008
Residential mortgage	4,862	1,511	1,292	7,665	1,047,370	8,805	1,063,840
Home equity lines of credit	2,355	634	528	3,517	678,785	1,469	683,771
Residential construction	574	132	154	860	199,267	581	200,708
Consumer direct	522	89	2	613	120,085	476	121,174
Indirect auto	711	185	416	1,312	179,441	—	180,753
Total loans	$19,464	$5,945	$9,109	$34,518	$8,390,018	$68,718	$8,493,254

	Loans Past Due
As of December 31, 2018	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Loans Not Past Due	PCI Loans	Total
Owner occupied commercial real estate	$2,542	$2,897	$1,011	$6,450	$1,631,602	$9,852	$1,647,904
Income producing commercial real estate	1,624	291	301	2,216	1,771,893	38,311	1,812,420
Commercial & industrial	7,189	718	400	8,307	1,269,632	408	1,278,347
Commercial construction	267	—	68	335	789,916	5,907	796,158
Equipment financing	1,351	739	2,658	4,748	551,924	7,942	564,614
Total commercial	12,973	4,645	4,438	22,056	6,014,967	62,420	6,099,443
Residential mortgage	5,461	1,788	1,950	9,199	1,030,883	9,150	1,049,232
Home equity lines of credit	2,112	864	902	3,878	688,520	1,612	694,010
Residential construction	509	63	190	762	209,515	734	211,011
Consumer direct	600	82	21	703	120,777	533	122,013
Indirect auto	750	323	633	1,706	205,986	—	207,692
Total loans	$22,405	$7,765	$8,134	$38,304	$8,270,648	$74,449	$8,383,401

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Based on the most recent analysis performed, the risk category of loans by class of loans as of the dates indicated is as follows (in thousands).

	Pass	Watch	Substandard	Doubtful / Loss	Total
As of March 31, 2019
Owner occupied commercial real estate	$1,557,510	$17,511	$36,443	$—	$1,611,464
Income producing commercial real estate	1,789,063	22,548	19,717	—	1,831,328
Commercial & industrial	1,253,268	7,517	22,739	—	1,283,524
Commercial construction	846,902	6,767	6,393	—	860,062
Equipment financing	597,430	—	1,813	—	599,243
Total commercial	6,044,173	54,343	87,105	—	6,185,621
Residential mortgage	1,043,447	—	11,588	—	1,055,035
Home equity lines of credit	678,578	—	3,724	—	682,302
Residential construction	199,570	—	557	—	200,127
Consumer direct	120,465	—	233	—	120,698
Indirect auto	178,740	—	2,013	—	180,753
Total loans, excluding PCI loans	8,264,973	54,343	105,220	—	8,424,536

Owner occupied commercial real estate	2,803	2,781	3,020	—	8,604
Income producing commercial real estate	23,872	11,389	836	—	36,097
Commercial & industrial	246	43	52	—	341
Commercial construction	3,340	165	2,099	—	5,604
Equipment financing	6,626	—	115	—	6,741
Total commercial	36,887	14,378	6,122	—	57,387
Residential mortgage	6,512	—	2,293	—	8,805
Home equity lines of credit	1,350	—	119	—	1,469
Residential construction	542	—	39	—	581
Consumer direct	440	—	36	—	476
Indirect auto	—	—	—	—	—
Total PCI loans	45,731	14,378	8,609	—	68,718

Total loan portfolio	$8,310,704	$68,721	$113,829	$—	$8,493,254

As of December 31, 2018
Owner occupied commercial real estate	$1,585,797	$16,651	$35,604	$—	$1,638,052
Income producing commercial real estate	1,735,456	20,923	17,730	—	1,774,109
Commercial & industrial	1,247,206	8,430	22,303	—	1,277,939
Commercial construction	777,780	4,533	7,938	—	790,251
Equipment financing	553,995	—	2,677	—	556,672
Total commercial	5,900,234	50,537	86,252	—	6,037,023
Residential mortgage	1,028,660	—	11,422	—	1,040,082
Home equity lines of credit	688,493	—	3,905	—	692,398
Residential construction	209,744	—	533	—	210,277
Consumer direct	121,247	19	214	—	121,480
Indirect auto	205,632	—	2,060	—	207,692
Total loans, excluding PCI loans	8,154,010	50,556	104,386	—	8,308,952

Owner occupied commercial real estate	3,352	2,774	3,726	—	9,852
Income producing commercial real estate	23,430	13,403	1,478	—	38,311
Commercial & industrial	266	48	94	—	408
Commercial construction	3,503	188	2,216	—	5,907
Equipment financing	7,725	—	217	—	7,942
Total commercial	38,276	16,413	7,731	—	62,420
Residential mortgage	6,914	—	2,236	—	9,150
Home equity lines of credit	1,492	—	120	—	1,612
Residential construction	687	—	47	—	734
Consumer direct	493	—	40	—	533
Indirect auto	—	—	—	—	—
Total PCI loans	47,862	16,413	10,174	—	74,449

Total loan portfolio	$8,201,872	$66,969	$114,560	$—	$8,383,401

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 6 – Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the details regarding amounts reclassified out of accumulated other comprehensive income for the periods indicated (in thousands).

Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
	2019	2018
Realized losses on available-for-sale securities:
	$(267)	$(940)	Securities losses, net
	68	221	Income tax benefit
	$(199)	$(719)	Net of tax

Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity:
	$(84)	$(222)	Investment securities interest revenue
	20	54	Income tax benefit
	$(64)	$(168)	Net of tax

Amortization of losses included in net income on derivative financial instruments accounted for as cash flow hedges:
Amortization of losses on de-designated positions	$(102)	$(147)	Money market deposit interest expense
	26	38	Income tax benefit
	$(76)	$(109)	Net of tax

Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan:
Prior service cost	$(159)	$(167)	Salaries and employee benefits expense
Actuarial losses	(15)	—	Other expense
Actuarial losses	—	(60)	Salaries and employee benefits expense
	(174)	(227)	Total before tax
	44	58	Income tax benefit
	$(130)	$(169)	Net of tax

Total reclassifications for the period	$(469)	$(1,165)	Net of tax

Amounts shown above in parentheses reduce earnings.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 7 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended March 31,
	2019	2018
Net income	$44,262	$37,658
Dividends and undistributed earnings allocated to unvested shares	(315)	(277)
Net income available to common shareholders	$43,947	$37,381

Weighted average shares outstanding:
Basic	79,807	79,205
Effect of dilutive securities
Stock options	3	10
Restricted stock units	3	—
Diluted	79,813	79,215

Net income per common share:
Basic	$0.55	$0.47
Diluted	$0.55	$0.47

At March 31, 2019, United excluded 31,812 potentially dilutive shares of common stock issuable upon exercise of stock options with a weighted average exercise price of $31.47 from the computation of diluted earnings per share because of their antidilutive effect.

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

Note 8 – Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

United is exposed to certain risks arising from both its business operations and economic conditions. United principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. United manages interest rate risk through a combination of pricing and term structure of deposit product offerings, the amount and duration of its investment securities portfolio and wholesale funding, and through the use of derivative financial instruments. Specifically, United enters into derivative financial instruments to manage interest rate risk exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Derivative financial instruments are used to manage differences in the amount, timing, and duration of known or expected cash receipts and known or expected cash payments principally related to loans, investment securities, wholesale borrowings and deposits.

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

Derivatives designated as hedging instruments under ASC 815

Interest Rate Products	Balance Sheet Location	March 31, 2019	December 31, 2018
Fair value hedge of brokered CDs	Derivative liabilities	$1,251	$1,682
		$1,251	$1,682

Derivatives not designated as hedging instruments under ASC 815

Interest Rate Products	Balance Sheet Location	March 31, 2019	December 31, 2018
Customer derivative positions	Derivative assets	$12,658	$5,216
Dealer offsets to customer derivative positions	Derivative assets	3,691	7,620
Mortgage banking - loan commitment	Derivative assets	1,796	1,190
Mortgage banking - forward sales commitment	Derivative assets	14	28
Bifurcated embedded derivatives	Derivative assets	7,765	10,651
		$25,924	$24,705

Customer derivative positions	Derivative liabilities	$4,118	$9,661
Dealer offsets to customer derivative positions	Derivative liabilities	2,744	781
Risk participations	Derivative liabilities	6	8
Mortgage banking - forward sales commitment	Derivative liabilities	483	259
Dealer offsets to bifurcated embedded derivatives	Derivative liabilities	10,187	13,339
De-designated hedges	Derivative liabilities	—	703
		$17,538	$24,751

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Cash Flow Hedges of Interest Rate Risk

At March 31, 2019 and December 31, 2018 United did not have any active cash flow hedges. Changes in balance sheet composition and interest rate risk position made cash flow hedges not currently necessary as protection against rising interest rates. The loss remaining in other comprehensive income from prior hedges that have been de-designated is being amortized into earnings over the original term of the swaps as the forecasted transactions that the swaps were originally designated to hedge are still expected to occur. Amortization of the loss on the de-designated hedges was the only effect of cash flow hedges on the consolidated statements of income for the three months ended March 31, 2019 and 2018. See Note 6 for further detail. United expects that $118,000 will be reclassified as an increase to interest expense over the next twelve months related to these cash flow hedges.

Fair Value Hedges of Interest Rate Risk

United is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in interest rates. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in interest rates. Interest rate swaps designated as fair value hedges of brokered deposits involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. Interest rate swaps designated as fair value hedges of fixed-rate investments involve the receipt of variable-rate payments from a counterparty in exchange for United making fixed-rate payments over the life of the instrument without the exchange of the underlying notional amount. At March 31, 2019, United had four interest rate swaps with a notional amount of $38.0 million that were designated as fair value hedges of interest rate risk and were pay-variable / receive-fixed swaps hedging the changes in the fair value of fixed-rate brokered time deposits resulting from changes in interest rates. As of March 31, 2019, the hedged brokered time deposits, which were included in brokered deposits on the consolidated balance sheet, had a carrying value of $36.0 million, which included cumulative fair value hedging adjustments of $1.38 million. At December 31, 2018, United had four interest rate swaps with an aggregate notional amount of $39.0 million that were designated as fair value hedges of interest rate risk and were pay-variable / receive-fixed, hedging the changes in the fair value of fixed-rate brokered time deposits resulting from changes in interest rates.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives. During the three months ended March 31, 2019, and March 31, 2018, United recognized net losses of $11,000 and $79,000, respectively, related to ineffectiveness in the fair value hedging relationships. United also recognized a net increase in interest expense of $101,000 for the three months ended March 31, 2019 and a net increase in interest expense of $14,000 for the three months ended March 31, 2018 related to fair value hedges of brokered time deposits, which includes net settlements on the derivatives. United recognized an increase in interest revenue on securities during the three months ended March 31, 2018 of $17,000 related to fair value hedges of corporate bonds which were terminated during the first quarter of 2018.

The table below presents the effect of derivatives in fair value hedging relationships on the consolidated statement of income for the periods indicated (in thousands).

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
		2019	2018	2019	2018
Three Months Ended March 31,
Fair value hedges of brokered CDs	Interest expense	$451	$(693)	$(462)	$545
Fair value hedges of corporate bonds	Interest revenue	—	(336)	—	405
		$451	$(1,029)	$(462)	$950

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

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2019	2018
Three Months Ended March 31,
Customer derivatives and dealer offsets	Other noninterest income	$503	$772
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	218	370
Interest rate caps	Other noninterest income	—	276
De-designated hedges	Other noninterest income	(193)	(67)
Mortgage banking derivatives	Mortgage loan revenue	(190)	1,264
Risk participations	Other noninterest income	2	(2)
		$340	$2,613

Credit-Risk-Related Contingent Features

United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each non-customer counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. As of March 31, 2019, collateral totaling $11.9 million was pledged toward derivatives in a liability position.

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

Note 9 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan have had an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years, although certain acquisition-related performance grants may have up to ten years) with an exercisable period not to exceed ten years. Certain options, restricted stock and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan). Through March 31, 2019, incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards, base salary stock grants and performance share awards have been granted under the plan. As of March 31, 2019, 1.53 million additional awards remained available for grant under the plan.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table shows stock option activity for the first three months of 2019.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2018	47,139	$27.07
Exercised	(12,000)	16.44
Cancelled/forfeited	(504)	31.50
Expired	(1,023)	29.45
Outstanding at March 31, 2019	33,612	30.72	0.4	$13

Exercisable at March 31, 2019	33,612	30.72	0.4	13

The fair value of each option is estimated on the date of grant using the Black-Scholes model. No stock options were granted during the three months ended March 31, 2019 and 2018.

United recognized $6,000 in compensation expense related to stock options during the three months ended March 31, 2018, and no compensation expense related to stock options in the same period of 2019. The amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period.

The table below presents restricted stock units activity for the first three months of 2019.

Restricted Stock Unit Awards	Shares	Weighted- Average Grant- Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2018	759,746	$27.66
Granted	37,994	25.67
Vested	(46,628)	25.72		$1,322
Cancelled	(14,284)	25.30
Outstanding at March 31, 2019	736,828	27.72	4.2	18,369

Compensation expense for restricted stock units without market conditions is based on the market value of United’s common stock on the date of grant. United recognizes the impact of forfeitures as they occur. The value of restricted stock unit awards is amortized into expense over the service period. For the three months ended March 31, 2019 and 2018, compensation expense of $1.91 million and $1.07 million, respectively, was recognized related to restricted stock unit awards granted to United employees. In addition, for the three months ended March 31, 2019 and 2018, $72,000 and $68,000, respectively, was recognized in other operating expense for restricted stock unit awards granted to members of United’s board of directors.

A deferred income tax benefit related to expense for options and restricted stock of $507,000 and $296,000 was included in the determination of income tax expense for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $15.7 million of unrecognized expense related to non-vested restricted stock unit awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.4 years. As of March 31, 2019, there was no unrecognized expense related to non-vested stock options granted under the plan.

Note 10 – Common Stock

In November of 2018, United’s Board of Directors approved an increase and extension of the existing common stock repurchase plan through December 31, 2019. Under the program, up to $50 million may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of United’s common stock, general market and economic conditions, and applicable legal requirements. During the three months ended March 31, 2019, 305,052 shares were repurchased under the program. During the three months ended March 31, 2018, no shares were repurchased under the

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

program. As of March 31, 2019, United had remaining authorization to repurchase up to $42.2 million of outstanding common stock under the program.

Note 11 – Income Taxes

The income tax provision for the three months ended March 31, 2019 and March 31, 2018 was $13.0 million and $10.7 million, respectively, which represents an effective tax rate of 22.6% and 22.2%, respectively.

At March 31, 2019 and December 31, 2018, United maintained a valuation allowance on its net deferred tax asset of $3.37 million. Management assesses the valuation allowance recorded against its net deferred tax asset at each reporting period. The determination of whether a valuation allowance for its net deferred tax asset is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management’s conclusion at March 31, 2019 that it was more likely than not that the net deferred tax asset of $51.1 million will be realized is based upon management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts that consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of the net deferred tax asset.

United is subject to income taxation in the United States and various state jurisdictions. United’s federal and state income tax returns are filed on a consolidated basis. Currently, no years for which United filed a federal income tax return are under examination by the IRS, and there are no state tax examinations currently in progress. United is no longer subject to income tax examinations from state and local income tax authorities for years before 2015. Although it is not possible to know the ultimate outcome of future examinations, management believes that the liability recorded for uncertain tax positions is appropriate. At March 31, 2019 and December 31, 2018, unrecognized income tax benefits totaled $3.39 million and $3.26 million, respectively.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Pension Plan Assets
For information on the fair value of pension plan assets, see Note 17 in the Annual Report on Form 10-K for the year ended December 31, 2018.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

March 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Debt securities available for sale:
U.S. Treasuries	$141,855	$—	$—	$141,855
U.S. Government agencies	—	5,101	—	5,101
State and political subdivisions	—	222,180	—	222,180
Residential mortgage-backed securities	—	1,414,085	—	1,414,085
Commercial mortgage-backed securities	—	343,339	—	343,339
Corporate bonds	—	199,681	995	200,676
Asset-backed securities	—	127,389	—	127,389
Equity securities with readily available fair values	910	—	—	910
Mortgage loans held for sale	—	26,341	—	26,341
Deferred compensation plan assets	7,129	—	—	7,129
Servicing rights for SBA/USDA loans	—	—	7,401	7,401
Residential mortgage servicing rights	—	—	11,447	11,447
Derivative financial instruments	—	16,363	9,561	25,924
Total assets	$149,894	$2,354,479	$29,404	$2,533,777

Liabilities:
Deferred compensation plan liability	$7,129	$—	$—	$7,129
Derivative financial instruments	—	7,345	11,444	18,789
Total liabilities	$7,129	$7,345	$11,444	$25,918

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Debt securities available for sale
U.S. Treasuries	$149,307	$—	$—	$149,307
U.S. Agencies	—	25,553	—	25,553
State and political subdivisions	—	233,941	—	233,941
Residential mortgage-backed securities	—	1,445,910	—	1,445,910
Commercial mortgage-backed securities	—	391,917	—	391,917
Corporate bonds	—	198,168	995	199,163
Asset-backed securities	—	182,676	—	182,676
Equity securities with readily available fair values	1,076	—	—	1,076
Mortgage loans held for sale	—	18,935	—	18,935
Deferred compensation plan assets	6,404	—	—	6,404
Servicing rights for SBA/USDA loans	—	—	7,510	7,510
Residential mortgage servicing rights	—	—	11,877	11,877
Derivative financial instruments	—	12,864	11,841	24,705
Total assets	$156,787	$2,509,964	$32,223	$2,698,974

Liabilities:
Deferred compensation plan liability	$6,404	$—	$—	$6,404
Derivative financial instruments	—	10,701	15,732	26,433
Total liabilities	$6,404	$10,701	$15,732	$32,837

The following table shows a reconciliation of the beginning and ending balances for the periods indicated for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	Derivative Asset	Derivative Liability	Servicing rights for SBA/USDA loans	Residential mortgage servicing rights	Debt Securities Available-for-Sale
Three Months Ended March 31, 2019
Balance at beginning of period	$11,841	$15,732	$7,510	$11,877	$995
Additions	—	—	375	863	—
Sales and settlements	(1,135)	(2,330)	(363)	(150)	—
Amounts included in earnings - fair value adjustments	(1,145)	(1,958)	(121)	(1,143)	—
Balance at end of period	$9,561	$11,444	$7,401	$11,447	$995

Three Months Ended March 31, 2018
Balance at beginning of period	$12,207	$16,744	$7,740	$8,262	$900
Business combinations	—	—	(354)	—	—
Additions	—	—	479	926	—
Sales and settlements	(1,029)	(1,347)	(91)	(80)	—
Amounts included in earnings - fair value adjustments	2,699	2,391	(304)	610	—
Balance at end of period	$13,877	$17,788	$7,470	$9,718	$900

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis as of the dates indicated (in thousands).

	Fair Value				Weighted Average
Level 3 Assets and Liabilities	March 31, 2019	December 31, 2018	Valuation Technique		March 31, 2019	December 31, 2018
				Unobservable Inputs
Servicing rights for SBA/USDA loans	$7,401	$7,510	Discounted cash flow	Discount rate	13.6%	14.5%
				Prepayment rate	12.5%	12.1%
Residential mortgage servicing rights	11,447	11,877	Discounted cash flow	Discount rate	10.0%	10.0%
				Prepayment rate	12.8%	10.6%
Corporate bonds	995	995	Indicative bid provided by a broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	N/A	N/A

Derivative assets - mortgage	1,796	1,190	Internal model	Pull through rate	78.9%	80.7%
Derivative assets - other	7,765	10,651	Dealer priced	Dealer priced	N/A	N/A
Derivative liabilities - risk participations	6	8	Internal model	Probable exposure rate	0.37%	0.44%
				Probability of default rate	1.80%	1.80%
Derivative liabilities - other	11,438	15,724	Dealer priced	Dealer priced	N/A	N/A

Fair Value Option

At March 31, 2019, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $26.3 million and $25.3 million, respectively. At December 31, 2018, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $18.9 million and $18.2 million, respectively. Interest income on these loans is calculated based on the note rate of the loan and is recorded in interest revenue. During the three months ended March 31, 2019, changes in fair value of these loans resulted in net gains of $306,000. During the three months ended March 31, 2018, changes in fair value of these loans resulted in net losses of $72,000. Gains and losses resulting from the change in fair value of these loans are recorded in mortgage loan and other related fees. These changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of all assets that were still held as of March 31, 2019 and December 31, 2018, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented (in thousands).

	Level 1	Level 2	Level 3	Total
March 31, 2019
Loans	$—	$—	$1,286	$1,286

December 31, 2018
Loans	$—	$—	$8,631	$8,631

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

		Fair Value Level
	Carrying Amount	Level 1	Level 2	Level 3	Total
March 31, 2019
Assets:
Securities held to maturity	$265,329	$—	$265,117	$—	$265,117
Loans and leases, net	8,431,612	—	—	8,401,018	8,401,018

Liabilities:
Deposits	10,534,306	—	10,527,436	—	10,527,436
Federal Home Loan Bank advances	40,000	—	39,998	—	39,998
Long-term debt	257,259	—	—	266,468	266,468

December 31, 2018
Assets:
Securities held to maturity	$274,407	$—	$268,803	$—	$268,803
Loans and leases, net	8,322,198	—	—	8,277,387	8,277,387

Liabilities:
Deposits	10,534,513	—	10,528,834	—	10,528,834
Federal Home Loan Bank advances	160,000	—	159,988	—	159,988
Long-term debt	267,189	—	—	278,996	278,996

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The following table summarizes the contractual amount of off-balance sheet instruments as of the dates indicated (in thousands).

	March 31, 2019	December 31, 2018
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,053,155	$2,129,463
Letters of credit	26,867	25,447

United’s wholly-owned bank subsidiary, United Community Bank (the “Bank”), holds minor investments in certain limited partnerships for Community Reinvestment Act purposes. As of March 31, 2019, the Bank had committed to fund an additional $7.93 million related to future capital calls that had not been reflected in the consolidated balance sheet.

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

Note 14 - Operating Leases

United’s leases for which it is the lessee consist of operating leases for land, buildings, and equipment. Payments related to these leases consist primarily of base rent and, in the case of building leases, additional operating costs associated with the leased property such as common area maintenance and utilities. In most cases these operating costs vary over the term of the lease, and therefore are classified as variable lease costs, which are recognized as incurred in the consolidated statement of income. In addition, certain operating leases include costs such as property taxes and insurance, which are recognized as incurred in the consolidated statement of income. Many of United’s operating leases contain renewal options, most of which are excluded from the measurement of the right-of-use asset and lease liability as they are not reasonably certain to be exercised. United also subleases and leases certain real estate properties to third parties under operating leases. As of March 31, 2019, United had a right-of-use asset and lease liability of $22.7 million and $25.2 million, respectively, included in other assets and other liabilities, respectively, on the balance sheet.

The table below presents the operating lease income and expense recognized for the period indicated and other supplemental information (in thousands).

	Income Statement Location	Three Months Ended March 31, 2019
Operating lease cost	Occupancy expense	$1,258
Variable lease cost	Occupancy expense	111
Short-term lease cost	Occupancy expense	19
Sublease income	Occupancy expense	(149)
Net lease cost		$1,239

Rental income from owned properties under operating leases	Other noninterest income	$216

Operating cash flows from operating leases		$1,348

As of March 31, 2019 the weighted average remaining lease term and weighted average discount rate of operating leases was 6.03 years and 2.80%, respectively. Absent a readily determinable interest rate in the lease agreement, the discount rate applied to each individual lease obligation was the Bank’s incremental borrowing rate for secured borrowings.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

As of March 31, 2019 future minimum lease payments under operating leases were as follows (in thousands):

Year
Remainder of 2019	$3,627
2020	5,253
2021	4,983
2022	4,553
2023	3,979
Thereafter	5,092
Total	27,487
Less discount	(2,287)
Present value of lease liability	$25,200

As discussed in Note 2, United adopted Topic 842 using the modified retrospective method with a cumulative effect adjustment to shareholders’ equity without restating comparable periods. As a result, disclosures for comparative periods under the predecessor standard, ASC 840, Leases, are required in the year of transition. As of December 31, 2018, rent commitments under operating leases were $5.35 million, $5.16 million, $4.91 million, $4.48 million, $3.91 million, for 2019 through 2023, respectively, and $5.04 million in the aggregate for years thereafter.

Note 15 - Subsequent Events

On May 1, 2019, United completed its previously announced acquisition of First Madison Bank & Trust (“First Madison”). First Madison operated four banking offices in Athens-Clarke County, Georgia and, as of March 31, 2019, had total assets of $244 million, loans of $199 million and deposits of $213 million. First Madison has merged into the Bank and will operate under the First Madison brand until system conversions are completed in the third quarter of 2019, at which time it will begin to operate under the United Community Bank brand.

Under the terms of the merger agreement, First Madison shareholders received $52.1 million in cash. The acquisition will be accounted for as a business combination, subject to the provisions of ASC 805-10-50, Business Combinations. Due to the timing of the acquisition, United is currently in the process of completing the purchase accounting and has not made all of the remaining disclosures required by ASC 805 Business Combinations, such as the fair value of assets acquired and supplemental pro forma information, which will be disclosed in subsequent filings.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), about United Community Banks, Inc. and its subsidiaries (collectively referred to herein as “United”). These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact and generally can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “could”, “should”, “projects”, “plans”, “goal”, “targets”, “potential”, “estimates”, “pro forma”, “seeks”, “intends”, or “anticipates”, or the negative thereof or comparable terminology. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions or events, and statements about the future performance, operations, products and services of United. We caution our shareholders and other readers not to place undue reliance on such statements.

Forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results. Such risks, uncertainties and assumptions include, but are not limited to, the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 as well as the following factors:

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

•
limitations on the ability of United Community Bank (the “Bank”) to pay dividends to United Community Banks, Inc. (the “Holding Company”), which could affect Holding Company liquidity, including the ability to pay dividends to shareholders or take other capital actions.

Additional information with respect to factors that may cause actual results to differ materially from those contemplated by such forward-looking statements may also be included in other reports that United files with the Securities and Exchange Commission (the “SEC”). United cautions that the foregoing list of factors is not exclusive and not to place undue reliance on forward-looking statements. United does not intend to update any forward-looking statement, whether written or oral, relating to the matters discussed in this Form 10-Q. The financial statements and information contained herein have not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation (the “FDIC”) or any other regulator.

Overview

The following discussion is intended to provide insight into the results of operations and financial condition of United and should be read in conjunction with the consolidated financial statements and accompanying notes.

The Holding Company is a bank holding company incorporated in the state of Georgia in 1987, which began operations in 1988 by acquiring the capital stock of the Bank, a Georgia state-chartered bank that opened in 1950. United offers a wide array of commercial and consumer banking services and investment advisory services through a 149 branch network throughout Georgia, South Carolina, North Carolina and Tennessee.

At March 31, 2019, United had total consolidated assets of $12.5 billion, total loans of $8.49 billion, total deposits of $10.5 billion, and shareholders’ equity of $1.51 billion. United reported net income of $44.3 million, or $0.55 per diluted share, for the first quarter of 2019, compared to net income of $37.7 million, or $0.47 per diluted share, for the first quarter of 2018.

Net interest revenue increased to $116 million for the first quarter of 2019, compared to $103 million for the first quarter of 2018, due to higher loan volume and rising interest rates. The net interest margin increased to 4.10% for the three months ended March 31, 2019 from 3.80% for the same period in 2018 primarily due to the effect of rising interest rates on floating rate loans and the inclusion of higher yielding equipment financing loans acquired from NLFC Holdings Corp. and its subsidiaries, collectively known as “Navitas”, for the full first quarter of 2019.

The provision for credit losses was $3.30 million for the first quarter of 2019, compared to $3.80 million for the first quarter of 2018. Net charge-offs for the first quarter of 2019 were $3.13 million compared to $1.50 million for the same period in 2018. As of March 31, 2019, United’s allowance for loan losses was $61.6 million, or 0.73% of loans, compared to $61.2 million, or 0.73% of loans, at December 31, 2018, reflecting stable asset quality. At March 31, 2019 and December 31, 2018, nonperforming assets of $24.8 million and $25.1 million, respectively, were 0.20% of total assets.

Noninterest income of $21.0 million for the first quarter of 2019 was down $1.43 million, or 6%, from the first quarter of 2018. The decrease was primarily attributable to the decrease in mortgage fees resulting from a decline in the fair value of the mortgage servicing rights asset in the first quarter of 2019.

For the first quarter of 2019, noninterest expenses of $76.1 million increased $2.61 million from the same period of 2018. Decreases in professional fees, FDIC assessments and other regulatory charges, amortization of intangibles, and merger-related and other charges offset much of the impact of higher salaries and employee benefits, communications and equipment expenses and other noninterest expense. Nearly half of the increase in salaries and employee benefits and approximately half of the increase in other expense were in our equipment finance business which we owned for only two of the three months of first quarter 2018. The rest of the increase in salaries and employee benefits expense resulted from annual merit increases, an increase in our 401(k) matching contribution, higher group medical insurance costs and higher incentives.

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

GAAP Reconciliation and Explanation

This Form 10-Q contains financial information determined by methods other than in accordance with GAAP. Such non-GAAP financial information includes the following measures: “tangible book value per common share,” “average tangible common equity to average assets,” and “tangible common equity to risk-weighted assets.” In addition, management presents non-GAAP operating performance measures, which exclude merger-related and other items that are not part of United’s ongoing business operations. Operating performance measures include “expenses – operating,” “net income – operating,” “diluted income per common share – operating,” “return on common equity – operating,” “return on tangible common equity – operating,” “return on assets – operating,” “dividend payout ratio – operating” and “efficiency ratio – operating.” Management has developed internal policies and procedures to accurately capture and account for merger-related and other charges and those charges are reviewed with the audit committee of United’s Board of Directors each quarter. Management uses these non-GAAP measures because it believes they may provide useful supplemental information for evaluating

United’s operations and performance over periods of time, as well as in managing and evaluating United’s business and in discussions about United’s operations and performance. Management believes these non-GAAP measures may also provide users of United’s financial information with a meaningful measure for assessing United’s financial results and credit trends, as well as a comparison to financial results for prior periods. These non-GAAP measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP and are not necessarily comparable to other similarly titled measures used by other companies. To the extent applicable, reconciliations of these non-GAAP measures to the most directly comparable measures as reported in accordance with GAAP are included in Table 1 of Management’s Discussion and Analysis.

Results of Operations

United reported net income and diluted earnings per common share of $44.3 million and $0.55, respectively, for the first quarter of 2019. This compared to net income and diluted earnings per common share of $37.7 million and $0.47, respectively, for the same period in 2018.

United reported operating net income of $44.8 million for the first quarter of 2019, compared to $39.7 million for the same period in 2018. For the first quarter of 2019, operating net income excludes merger-related and other charges, which net of tax, totaled $567,000. For the first quarter of 2018, operating net income excludes merger-related and branch closure charges of $2.02 million, net of tax.

UNITED COMMUNITY BANKS, INC.
Table 1 - Financial Highlights
Selected Financial Information
	2019	2018				First Quarter 2019 - 2018 Change
(in thousands, except per share data)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
INCOME SUMMARY
Interest revenue	$136,516	$133,854	$128,721	$122,215	$115,290
Interest expense	20,882	18,975	16,611	13,739	12,005
Net interest revenue	115,634	114,879	112,110	108,476	103,285	12%
Provision for credit losses	3,300	2,100	1,800	1,800	3,800	(13)
Noninterest income	20,968	23,045	24,180	23,340	22,396	(6)
Total revenue	133,302	135,824	134,490	130,016	121,881	9
Expenses	76,084	78,242	77,718	76,850	73,475	4
Income before income tax expense	57,218	57,582	56,772	53,166	48,406	18
Income tax expense	12,956	12,445	13,090	13,532	10,748	21
Net income	44,262	45,137	43,682	39,634	37,658	18
Merger-related and other charges	739	1,234	592	2,873	2,646
Income tax benefit of merger-related and other charges	(172)	(604)	(141)	(121)	(628)
Net income - operating (1)	$44,829	$45,767	$44,133	$42,386	$39,676	13

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$0.55	$0.56	$0.54	$0.49	$0.47	17
Diluted net income - operating (1)	0.56	0.57	0.55	0.53	0.50	12
Cash dividends declared	0.16	0.16	0.15	0.15	0.12	33
Book value	18.93	18.24	17.56	17.29	17.02	11
Tangible book value (3)	14.93	14.24	13.54	13.25	12.96	15
Key performance ratios:
Return on common equity - GAAP (2)(4)	11.85%	12.08%	11.96%	11.20%	11.11%
Return on common equity - operating (1)(2)(4)	12.00	12.25	12.09	11.97	11.71
Return on tangible common equity - operating (1)(2)(3)(4)	15.46	15.88	15.81	15.79	15.26
Return on assets - GAAP (4)	1.44	1.43	1.41	1.30	1.26
Return on assets - operating (1)(4)	1.45	1.45	1.42	1.39	1.33
Dividend payout ratio - GAAP	29.09	28.57	27.78	30.61	25.53
Dividend payout ratio - operating (1)	28.57	28.07	27.27	28.30	24.00
Net interest margin (fully taxable equivalent) (4)	4.10	3.97	3.95	3.90	3.80
Efficiency ratio - GAAP	55.32	56.73	56.82	57.94	57.83
Efficiency ratio - operating (1)	54.78	55.83	56.39	55.77	55.75
Average equity to average assets	11.82	11.35	11.33	11.21	11.03
Average tangible common equity to average assets (3)	9.53	9.04	8.97	8.83	8.82
Tangible common equity to risk-weighted assets (3)	12.48	12.00	11.61	11.36	11.19

ASSET QUALITY
Nonperforming loans	$23,624	$23,778	$22,530	$21,817	$26,240	(10)
Foreclosed properties	1,127	1,305	1,336	2,597	2,714	(58)
Total nonperforming assets ("NPAs")	24,751	25,083	23,866	24,414	28,954	(15)
Allowance for loan losses	61,642	61,203	60,940	61,071	61,085	1
Net charge-offs	3,130	1,787	1,466	1,359	1,501	109
Allowance for loan losses to loans	0.73%	0.73%	0.74%	0.74%	0.75%
Net charge-offs to average loans (4)	0.15	0.09	0.07	0.07	0.08
NPAs to loans and foreclosed properties	0.29	0.30	0.29	0.30	0.35
NPAs to total assets	0.20	0.20	0.19	0.20	0.24

AVERAGE BALANCES ($ in millions)
Loans	$8,430	$8,306	$8,200	$8,177	$7,993	5
Investment securities	2,883	3,004	2,916	2,802	2,870	—
Earning assets	11,498	11,534	11,320	11,193	11,076	4
Total assets	12,509	12,505	12,302	12,213	12,111	3
Deposits	10,361	10,306	9,950	9,978	9,759	6
Shareholders’ equity	1,478	1,420	1,394	1,370	1,336	11
Common shares - basic (thousands)	79,807	79,884	79,806	79,753	79,205	1
Common shares - diluted (thousands)	79,813	79,890	79,818	79,755	79,215	1

AT PERIOD END ($ in millions)
Loans	$8,493	$8,383	$8,226	$8,220	$8,184	4
Investment securities	2,720	2,903	2,873	2,834	2,731	—
Total assets	12,506	12,573	12,405	12,386	12,264	2
Deposits	10,534	10,535	10,229	9,966	9,993	5
Shareholders’ equity	1,508	1,458	1,402	1,379	1,357	11
Common shares outstanding (thousands)	79,035	79,234	79,202	79,138	79,123	—

(1) Excludes merger-related and other charges which includes amortization of certain executive change of control benefits. (2) Net income less preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss). (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Non-GAAP Performance Measures Reconciliation
Selected Financial Information
	2019	2018
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
(in thousands, except per share data)

Expense reconciliation
Expenses (GAAP)	$76,084	$78,242	$77,718	$76,850	$73,475
Merger-related and other charges	(739)	(1,234)	(592)	(2,873)	(2,646)
Expenses - operating	$75,345	$77,008	$77,126	$73,977	$70,829

Net income reconciliation
Net income (GAAP)	$44,262	$45,137	$43,682	$39,634	$37,658
Merger-related and other charges	739	1,234	592	2,873	2,646
Income tax benefit of merger-related and other charges	(172)	(604)	(141)	(121)	(628)
Net income - operating	$44,829	$45,767	$44,133	$42,386	$39,676

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$0.55	$0.56	$0.54	$0.49	$0.47
Merger-related and other charges	0.01	0.01	0.01	0.04	0.03
Diluted income per common share - operating	$0.56	$0.57	$0.55	$0.53	$0.50

Book value per common share reconciliation
Book value per common share (GAAP)	$18.93	$18.24	$17.56	$17.29	$17.02
Effect of goodwill and other intangibles	(4.00)	(4.00)	(4.02)	(4.04)	(4.06)
Tangible book value per common share	$14.93	$14.24	$13.54	$13.25	$12.96

Return on tangible common equity reconciliation
Return on common equity (GAAP)	11.85%	12.08%	11.96%	11.20%	11.11%
Merger-related and other charges	0.15	0.17	0.13	0.77	0.60
Return on common equity - operating	12.00	12.25	12.09	11.97	11.71
Effect of goodwill and other intangibles	3.46	3.63	3.72	3.82	3.55
Return on tangible common equity - operating	15.46%	15.88%	15.81%	15.79%	15.26%

Return on assets reconciliation
Return on assets (GAAP)	1.44%	1.43%	1.41%	1.30%	1.26%
Merger-related and other charges	0.01	0.02	0.01	0.09	0.07
Return on assets - operating	1.45%	1.45%	1.42%	1.39%	1.33%

Dividend payout ratio reconciliation
Dividend payout ratio (GAAP)	29.09%	28.57%	27.78%	30.61%	25.53%
Merger-related and other charges	(0.52)	(0.50)	(0.51)	(2.31)	(1.53)
Dividend payout ratio - operating	28.57%	28.07%	27.27%	28.30%	24.00%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	55.32%	56.73%	56.82%	57.94%	57.83%
Merger-related and other charges	(0.54)	(0.90)	(0.43)	(2.17)	(2.08)
Efficiency ratio - operating	54.78%	55.83%	56.39%	55.77%	55.75%

Average equity to assets reconciliation
Equity to average assets (GAAP)	11.82%	11.35%	11.33%	11.21%	11.03%
Effect of goodwill and other intangibles	(2.29)	(2.31)	(2.36)	(2.38)	(2.21)
Average tangible common equity to average assets	9.53%	9.04%	8.97%	8.83%	8.82%

Tangible common equity to risk-weighted assets reconciliation
Tier 1 capital ratio (Regulatory)	12.69%	12.42%	12.25%	11.94%	11.61%
Effect of other comprehensive income	(0.17)	(0.44)	(0.68)	(0.57)	(0.50)
Effect of deferred tax limitation	0.22	0.28	0.30	0.33	0.42
Effect of trust preferred	(0.26)	(0.26)	(0.26)	(0.34)	(0.34)
Tangible common equity to risk-weighted assets	12.48%	12.00%	11.61%	11.36%	11.19%

Net Interest Revenue

Net interest revenue, which is the difference between the interest earned on assets and the interest paid on deposits and borrowed funds, is the single largest component of total revenue. Management seeks to optimize this revenue while balancing interest rate, credit and liquidity risks.

The banking industry uses two ratios to measure the relative profitability of net interest revenue. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread eliminates the effect of noninterest-bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is an indication of the profitability of a company’s balance sheet, and is defined as net interest revenue as a percent of average total interest-earning assets, which includes the positive effect of funding a portion of interest-earning assets with noninterest-bearing deposits and stockholders’ equity.

Net interest revenue for the first quarter of 2019 and 2018 was $116 million and $103 million, respectively. Taxable equivalent net interest revenue for the first quarter of 2019 was $116 million, representing an increase of $12.6 million from the same period in 2018. The net interest spread and net interest margin for the first quarter of 2019 of 3.73% and 4.10%, respectively, increased 15 basis points and 30 basis points, respectively, from the first quarter of 2018.

The following tables show the relationship between interest revenue and expense, and the average amounts of assets and liabilities for the periods indicated. As shown in the tables, both average interest-earning assets and interest-bearing liabilities for the three months ended March 31, 2019 increased compared to the same period of 2018. The increase in average interest-earning assets was primarily related to the increase in average loans of $437 million, or 5%, from the first quarter of 2018, and reflected both organic growth and the full-quarter effect of equipment financing loans acquired from Navitas. The increase in average assets was funded primarily through an increase in average customer deposits compared to first quarter 2018 of $373 million, of which $99.0 million was noninterest-bearing.

The increase in the net interest margin and net interest spread was primarily attributable to the increase in yield on average loans, which increased 66 basis points from the first quarter of 2018. Nationally, the federal funds rate increased 75 basis points since March 31, 2018, and United’s loan yield reflected these rising interest rates, as well as higher yielding loans from Navitas. The increase in the average rate on interest-earning assets more than offset the increase in the average rate paid on interest-bearing liabilities of 45 basis points, which reflected a higher average rate on interest-bearing deposits as United increased deposit rates to retain and capture more deposit market share. Rates paid on core deposits lagged behind general increases in market rates. The increase in noninterest-bearing deposits also contributed to the improvement in the net interest margin for the three months ended March 31, 2019.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended March 31,

	2019			2018
(dollars in thousands, fully taxable equivalent (FTE))	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$8,429,976	$115,347	5.55%	$7,993,339	$96,389	4.89%
Taxable securities (3)	2,712,995	19,649	2.90	2,722,977	17,323	2.54
Tax-exempt securities (FTE) (1)(3)	169,702	1,570	3.70	146,531	1,309	3.57
Federal funds sold and other interest-earning assets	185,623	618	1.33	213,055	698	1.31
Total interest-earning assets (FTE)	11,498,296	137,184	4.83	11,075,902	115,719	4.23

Noninterest-earning assets:
Allowance for loan losses	(61,784)			(59,144)
Cash and due from banks	123,801			160,486
Premises and equipment	216,611			216,723
Other assets (3)	731,628			717,385
Total assets	$12,508,552			$12,111,352

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$2,208,816	3,536	0.65	$2,083,703	1,113	0.22
Money market	2,175,855	4,205	0.78	2,230,620	2,175	0.40
Savings	672,197	32	0.02	655,746	49	0.03
Time	1,627,584	5,336	1.33	1,535,216	2,241	0.59
Brokered time deposits	482,048	2,848	2.40	158,358	715	1.83
Total interest-bearing deposits	7,166,500	15,957	0.90	6,663,643	6,293	0.38
Federal funds purchased and other borrowings	21,549	161	3.03	78,732	300	1.55
Federal Home Loan Bank advances	223,945	1,422	2.58	511,727	2,124	1.68
Long-term debt	261,971	3,342	5.17	274,480	3,288	4.86
Total borrowed funds	507,465	4,925	3.94	864,939	5,712	2.68
Total interest-bearing liabilities	7,673,965	20,882	1.10	7,528,582	12,005	0.65

Noninterest-bearing liabilities:
Noninterest-bearing deposits	3,194,401			3,095,405
Other liabilities	162,213			150,955
Total liabilities	11,030,579			10,774,942
Shareholders' equity	1,477,973			1,336,410
Total liabilities and shareholders' equity	$12,508,552			$12,111,352

Net interest revenue (FTE)		$116,302			$103,714
Net interest-rate spread (FTE)			3.73%			3.58%
Net interest margin (FTE) (4)			4.10%			3.80%

(1)
Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 26% in 2019 and 2018, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued and loans that are held for sale.

(3)	Securities available for sale are shown at amortized cost. Pretax unrealized losses of $25.9 million in 2019 and $28.3 million in 2018 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net interest revenue divided by average interest-earning assets.

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

Table 3 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended March 31, 2019
	Compared to 2018 Increase (Decrease) Due to Changes in
	Volume	Rate	Total
Interest-earning assets:
Loans (FTE)	$5,470	$13,488	$18,958
Taxable securities	(64)	2,390	2,326
Tax-exempt securities (FTE)	213	48	261
Federal funds sold and other interest-earning assets	(91)	11	(80)
Total interest-earning assets (FTE)	5,528	15,937	21,465

Interest-bearing liabilities:
NOW and interest-bearing demand accounts	71	2,352	2,423
Money market accounts	(55)	2,085	2,030
Savings deposits	1	(18)	(17)
Time deposits	143	2,952	3,095
Brokered deposits	1,853	280	2,133
Total interest-bearing deposits	2,013	7,651	9,664
Federal funds purchased & other borrowings	(308)	169	(139)
Federal Home Loan Bank advances	(1,520)	818	(702)
Long-term debt	(154)	208	54
Total borrowed funds	(1,982)	1,195	(787)
Total interest-bearing liabilities	31	8,846	8,877

Increase in net interest revenue (FTE)	$5,497	$7,091	$12,588

Provision for Credit Losses

The provision for credit losses is based on management’s evaluation of probable incurred losses in the loan portfolio and unfunded loan commitments and corresponding analysis of the allowance for credit losses at quarter-end. Provision for credit losses was $3.30 million for the three months ended March 31, 2019, compared to $3.80 million for the same period in 2018. For the three months ended March 31, 2019, net loan charge-offs as an annualized percentage of average outstanding loans were 0.15% compared to 0.08% for the same period in 2018. The amount of provision recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, sufficient to cover incurred losses in the loan portfolio. In accordance with the accounting guidance for business combinations, there was no allowance for loan losses brought forward on loans acquired from Navitas on February 1, 2018. At March 31, 2018, United included the performing non-impaired loans acquired from Navitas in its general allowance calculation in order to reflect the necessary allowance for incurred losses, which increased provision expense by approximately $2.29 million for the first quarter of 2018. Provision expense for the first quarter of 2019 decreased $500,000 from the same period of last year, but remained relatively higher than historical periods as a result of loan growth and increased charge-offs. The increase in charge-offs was partly attributable to incorporating equipment financing loans into the loan portfolio for the full first quarter of 2019. Charge-offs from equipment financing loans totaled $1.42 million for the first quarter of 2019, which was in line with management’s expectations for this now-seasoned product line of higher yielding loans.

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

Noninterest income

The following table presents the components of noninterest income for the periods indicated.

Table 4 - Noninterest Income
(in thousands)

	Three Months Ended March 31,		Change
	2019	2018	Amount	Percent
Overdraft fees	$3,455	$3,652	$(197)	(5)%
ATM and debit card fees	2,878	3,271	(393)	(12)
Other service charges and fees	2,120	2,002	118	6
Service charges and fees	8,453	8,925	(472)	(5)
Mortgage loan and related fees	3,748	5,359	(1,611)	(30)
Brokerage fees	1,337	872	465	53
Gains on sales of SBA/USDA loans	1,303	1,778	(475)	(27)
Customer derivatives	505	772	(267)	(35)
Securities losses, net	(267)	(940)	673
Other	5,889	5,630	259	5
Total noninterest income	$20,968	$22,396	$(1,428)	(6)

Mortgage loan and related fees for the first quarter of 2019 decreased $1.61 million, or 30%, from the first quarter of 2018. The decrease was primarily attributable to a decline in the fair value of the mortgage servicing asset in the first quarter of 2019, which was driven by a decrease in mortgage interest rates late in the quarter. Mortgage production in the first quarter of 2019 decreased slightly compared to the same period of 2018. United closed 763 mortgage loans totaling $180 million in the first quarter of 2019 compared with 799 mortgage loans totaling $191 million in the first quarter of 2018. United had $116 million in home purchase mortgage originations in the first quarter of 2019, which accounted for 65% of mortgage production volume, compared with $104 million, or 56%, of production volume for the same period a year ago.

Brokerage fees for the first quarter of 2019 increased 53% compared to the first quarter 2018. This increase was primarily attributable to lower brokerage fees during the first quarter of 2018 reflecting downtime associated with transitioning to a new third-party broker dealer.

United’s Small Business Administration and United States Department of Agriculture (“SBA/USDA”) lending strategy includes selling a portion of the loan production each quarter. The amount of loans sold depends on a number of variables including the current lending environment and balance sheet management activities. Beginning in the first quarter of 2019, United made a strategic decision to hold more of its government guaranteed loans in order to benefit from the stable yield on these lower-risk assets. In the first quarter of 2019 and 2018, United sold the guaranteed portion of loans in the amount of $17.1 million and $22.2 million, respectively, which resulted in gains of $1.30 million and $1.78 million, respectively.

Customer derivative fees relate primarily to interest rate swaps to commercial customers who desire fixed rate loans. United makes a floating rate loan to those customers and enters into an interest rate swap contract with the customer to swap the floating rate to a fixed rate. United then enters into an offsetting swap with a swap dealer with terms that mirror the customer swap. The fixed and variable legs of the customer and dealer swaps offset leaving United with the equivalent of a variable rate loan. During the first quarter of 2019, fees on customer derivatives decreased from the same period of last year reflecting the changing interest rate environment and customer preference.

Other noninterest income for the first quarter of 2019 included a full quarter of fee revenue from Navitas resulting in a $422,000 increase from the same period of 2018. In the first quarter of 2018 United recognized net securities losses of $940,000. The securities losses were part of a larger balance sheet management strategy that included the cancellation of $289 million notional in interest rate caps as well as the partial cancellation of other hedging instruments. The derivative cancellations resulted in gains of $1.16 million, which were included in other noninterest income. The securities losses and gains from derivative activities were mostly offsetting.

Noninterest Expenses

The following table presents the components of noninterest expenses for the periods indicated.

Table 5 - Noninterest Expenses
(in thousands)

	Three Months Ended March 31,		Change
	2019	2018	Amount	Percent
Salaries and employee benefits	$47,503	$42,875	$4,628	11%
Communications and equipment	5,788	4,632	1,156	25
Occupancy	5,584	5,613	(29)	(1)
Advertising and public relations	1,286	1,515	(229)	(15)
Postage, printing and supplies	1,586	1,637	(51)	(3)
Professional fees	3,161	4,044	(883)	(22)
FDIC assessments and other regulatory charges	1,710	2,476	(766)	(31)
Amortization of core deposit intangibles	1,100	1,306	(206)	(16)
Other	7,627	6,731	896	13
Total excluding merger-related and other charges	75,345	70,829	4,516	6
Merger-related and other charges	546	2,054	(1,508)
Amortization of noncompete agreements	193	592	(399)
Total noninterest expenses	$76,084	$73,475	$2,609	4

Noninterest expenses excluding merger-related and other charges for the first quarter of 2019 totaled $75.3 million, up 6% from the same period of 2018. Increases in salaries and benefits, communications and equipment, and other noninterest expense offset by lower professional fees and FDIC assessments and other regulatory charges accounted for much of the change in noninterest expense for the periods presented.

Salaries and employee benefits for the first quarter of 2019 were $47.5 million, up 11% from same period of 2018. The increase was primarily due to the inclusion of Navitas for the entire first quarter of 2019 and additional stock compensation expense from new restricted stock unit awards issued in the third quarter of 2018. The remainder of the increase resulted from an increase in the 401(k) matching contribution, higher group medical insurance costs and annual merit-based salary increases awarded in the second quarter of 2018. Full time equivalent headcount totaled 2,291 at March 31, 2019, up from 2,288 at March 31, 2018. Communications and equipment expense increased primarily due to to increases in software maintenance costs and additional software contracts. The increase in other noninterest expense was attributable to several factors including increased lending support costs resulting from loan growth, volume related increases in loan servicing costs, and increases related to usage and development of United’s internet banking tools.

Professional fees for the first quarter of 2019 of $3.16 million decreased 22% from the same period of 2018. During the first quarter of 2018, professional fees were higher primarily due to recent acquisitions and increased legal fees associated with loan growth. FDIC assessments and other regulatory charges for the three months ended March 31, 2019 decreased relative to the same period in 2018 primarily due to a reduction in United’s FDIC assessment rate.

Merger-related and other charges for the three months ended March 31, 2019 decreased $1.51 million from the same period of 2018, due to reduced levels of merger-related activity during the period. Merger-related and other charges for the first quarter of 2018 of $2.05 million consisted primarily of severance, conversion costs, branch closure costs and legal and professional fees. Additionally, the reduction of amortization of noncompete agreements was a result of the expiration of certain of these agreements since the first quarter of 2018.

Income Taxes

The income tax provision for the three months ended March 31, 2019 was $13.0 million, which represents an effective tax rate of 22.6% for the period. The income tax provision for the three months ended March 31, 2018 was $10.7 million, which represents an effective tax rate of 22.2% for the period.

At March 31, 2019 and December 31, 2018, United maintained a valuation allowance on its net deferred tax asset of $3.37 million. Management assesses the valuation allowance recorded against its net deferred tax asset at each reporting period. The determination of whether a valuation allowance for its net deferred tax asset is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management’s conclusion at March 31, 2019 that it was more likely than not that the net deferred tax asset of $51.1 million will be realized is based upon management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts that consider historical performance, various internal estimates and assumptions, as well as certain external data, all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, the valuation allowance may need to be increased for some or all of its net deferred tax asset.

United is subject to income taxation in the United States and various state jurisdictions. United’s federal and state income tax returns are filed on a consolidated basis. Currently, no years for which United filed a federal income tax return are under examination by the IRS, and there are no state tax examinations currently in progress.

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of income tax computed by applying the statutory federal income tax rate to income before income taxes, can be found in Note 16 to the consolidated financial statements filed with United’s Annual Report on Form 10-K for the year ended December 31, 2018.

Balance Sheet Review

Total assets at March 31, 2019 and December 31, 2018 were $12.5 billion and $12.6 billion, respectively. Average total assets for the first quarter of 2019 were $12.5 billion, up from $12.1 billion in the first quarter 2018.

The following table presents a summary of the loan portfolio.

Table 6 - Loans Outstanding
(in thousands)

	March 31, 2019	December 31, 2018
By Loan Type
Owner occupied commercial real estate	$1,620,068	$1,647,904
Income producing commercial real estate	1,867,425	1,812,420
Commercial & industrial	1,283,865	1,278,347
Commercial construction	865,666	796,158
Equipment financing	605,984	564,614
Total commercial	6,243,008	6,099,443
Residential mortgage	1,063,840	1,049,232
Home equity lines of credit	683,771	694,010
Residential construction	200,708	211,011
Consumer direct	121,174	122,013
Indirect auto	180,753	207,692
Total loans	$8,493,254	$8,383,401

As a percentage of total loans:
Owner occupied commercial real estate	19%	20%
Income producing commercial real estate	22	22
Commercial & industrial	15	15
Commercial construction	11	9
Equipment financing	7	7
Total commercial	74	73
Residential mortgage	13	13
Home equity lines of credit	8	8
Residential construction	2	3
Consumer direct	1	1
Indirect auto	2	2
Total	100%	100%

By Geographic Location
North Georgia	$970,072	$980,968
Atlanta MSA	1,523,406	1,506,990
North Carolina	1,074,024	1,071,790
Coastal Georgia	603,385	587,988
Gainesville MSA	242,984	246,715
East Tennessee	458,349	477,403
South Carolina	1,674,012	1,645,567
Commercial Banking Solutions	1,766,269	1,658,288
Indirect auto	180,753	207,692
Total loans	$8,493,254	$8,383,401

Substantially all of United’s loans are to customers located in the immediate market areas of its community banks in Georgia, South Carolina, North Carolina and Tennessee, including customers who have a seasonal residence in United’s market areas, or are generated by the Commercial Banking Solutions division that focuses on specific commercial loan businesses, such as equipment financing and SBA and franchise lending. Approximately 74% of United’s loans are secured by real estate. Total loans averaged $8.43 billion in the first quarter of 2019, compared with $7.99 billion in the first quarter of 2018, an increase of 5% due to organic growth and the inclusion of Navitas loans for the entire first quarter of 2019.

United’s home equity lines generally require the payment of interest only for a set period after origination. After this initial period, the outstanding balance begins amortizing and requires the payment of both principal and interest. At March 31, 2019 and December 31, 2018, the funded portion of home equity lines totaled $684 million and $694 million, respectively. Of the $684 million in balances outstanding at March 31, 2019, $405 million, or 59%, were secured by first liens. At March 31, 2019, 52% of the total available home equity lines were drawn upon.

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

Asset Quality and Risk Elements

United manages asset quality and controls credit risk through review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices. United’s credit administration function is responsible for monitoring asset quality and Board of Directors approved portfolio limits, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures among all lending units. Additional information on the credit administration function is included in Item 1 under the heading Lending Activities in United’s Annual Report on Form 10-K for the year ended December 31, 2018.

United classifies commercial performing loans as “substandard” when there is a well-defined weakness or weaknesses that jeopardizes the repayment by the borrower and there is a distinct possibility that United could sustain some loss if the deficiency is not corrected. United classifies consumer performing loans as “substandard” when the loan is in bankruptcy.

The table below presents performing classified loans for the last five quarters.

Table 7 - Performing Classified Loans
(in thousands)

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
By Category
Owner occupied commercial real estate	$32,433	$32,909	$38,601	$42,169	$42,096
Income producing commercial real estate	19,277	18,048	24,170	26,120	24,984
Commercial & industrial	21,125	20,980	21,509	17,820	11,003
Commercial construction	8,019	9,549	8,012	10,102	8,422
Equipment financing	115	217	274	820	414
Total commercial	80,969	81,703	92,566	97,031	86,919
Residential mortgage	5,600	5,623	13,582	14,970	14,824
Home equity	1,610	1,665	4,818	5,117	5,491
Residential construction	249	293	1,397	1,567	1,506
Consumer direct	222	165	416	498	1,142
Indirect auto	1,555	1,334	1,704	1,291	1,498
Total	$90,205	$90,783	$114,483	$120,474	$111,380

By Market
North Georgia	$17,066	$16,477	$23,540	$25,417	$26,243
Atlanta MSA	10,334	10,863	13,410	13,640	12,145
North Carolina	10,019	11,556	18,315	24,886	27,186
Coastal Georgia	2,790	2,730	3,214	3,550	3,075
Gainesville MSA	508	519	950	966	662
East Tennessee	9,396	8,543	11,783	12,737	12,402
South Carolina	28,481	26,277	28,533	22,841	26,800
Commercial Banking Solutions	10,056	12,484	13,034	15,146	1,369
Indirect auto	1,555	1,334	1,704	1,291	1,498
Total loans	$90,205	$90,783	$114,483	$120,474	$111,380

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

Table 8 - Allowance for Credit Losses
(in thousands)

	Three Months Ended March 31,
	2019	2018
Allowance for loan and lease losses at beginning of period	$61,203	$58,914
Charge-offs:
Owner occupied commercial real estate	5	60
Income producing commercial real estate	197	657
Commercial & industrial	1,519	384
Commercial construction	69	363
Equipment financing	1,424	139
Residential mortgage	61	70
Home equity lines of credit	337	124
Residential construction	4	—
Consumer direct	547	651
Indirect auto	197	436
Total loans charged-off	4,360	2,884
Recoveries:
Owner occupied commercial real estate	69	103
Income producing commercial real estate	20	235
Commercial & industrial	163	389
Commercial construction	394	97
Equipment financing	143	97
Residential mortgage	48	123
Home equity lines of credit	122	35
Residential construction	26	64
Consumer direct	207	160
Indirect auto	38	80
Total recoveries	1,230	1,383
Net charge-offs	3,130	1,501
Provision for loan and lease losses	3,569	3,672
Allowance for loan and lease losses at end of period	61,642	61,085

Allowance for unfunded commitments at beginning of period	3,410	2,312
Provision for losses on unfunded commitments	(269)	128
Allowance for unfunded commitments at end of period	3,141	2,440
Allowance for credit losses	$64,783	$63,525

Total loans and leases:
At period-end	$8,493,254	$8,184,249
Average	8,429,976	7,993,339
Allowance for loan and lease losses as a percentage of period-end loans and leases	0.73%	0.75%
As a percentage of average loans (annualized):
Net charge-offs	0.15	0.08
Provision for loan and lease losses	0.17	0.19

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

The allowance for credit losses, which includes a portion related to unfunded commitments, totaled $64.8 million at March 31, 2019, compared with $64.6 million at December 31, 2018. At March 31, 2019, the allowance for loan losses was $61.6 million, or 0.73% of loans, compared with $61.2 million, or 0.73% of total loans, at December 31, 2018.

Management believes that the allowance for credit losses at March 31, 2019 reflects the probable incurred losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if management’s assessment of loan quality or collateral values change substantially with respect to one or more loan relationships or portfolios. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the allowance for credit losses in future periods if, in their opinion, the results of their review warrant such adjustments.

Nonperforming Assets

The table below summarizes nonperforming assets (“NPAs”).

Table 9 - Nonperforming Assets
(in thousands)

	March 31, 2019	December 31, 2018
Nonaccrual loans	$23,624	$23,778
Foreclosed properties/other real estate owned ("OREO")	1,127	1,305
Total nonperforming assets	$24,751	$25,083

Nonaccrual loans as a percentage of total loans and leases	0.28%	0.28%
Nonperforming assets as a percentage of total loans and OREO	0.29	0.30
Nonperforming assets as a percentage of total assets	0.20	0.20

United’s policy is to place loans on nonaccrual status when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in full or when the loan becomes 90 days past due. When a loan is classified on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Principal and interest payments received on a nonaccrual loan are generally applied to reduce the loan’s recorded investment.

Purchased credit impaired (“PCI”) loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at March 31, 2019 or December 31, 2018 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

The following table summarizes nonperforming assets by category and market as of the dates indicated.

Table 10 - Nonperforming Assets by Category and Market
(in thousands)

	March 31, 2019			December 31, 2018
	Nonaccrual Loans	Foreclosed Properties	Total NPAs	Nonaccrual Loans	Foreclosed Properties	Total NPAs
BY CATEGORY
Owner occupied commercial real estate	$7,030	$145	$7,175	$6,421	$170	$6,591
Income producing commercial real estate	1,276	—	1,276	1,160	—	1,160
Commercial & industrial	1,666	—	1,666	1,417	—	1,417
Commercial construction	473	421	894	605	421	1,026
Equipment financing	1,813	—	1,813	2,677	—	2,677
Total commercial	12,258	566	12,824	12,280	591	12,871
Residential mortgage	8,281	336	8,617	8,035	654	8,689
Home equity lines of credit	2,233	185	2,418	2,360	60	2,420
Residential construction	347	40	387	288	—	288
Consumer direct	47	—	47	89	—	89
Indirect auto	458	—	458	726	—	726
Total NPAs	$23,624	$1,127	$24,751	$23,778	$1,305	$25,083

BY MARKET
North Georgia	$5,848	$430	$6,278	$6,527	$286	$6,813
Atlanta MSA	1,951	—	1,951	1,578	—	1,578
North Carolina	3,464	484	3,948	3,259	743	4,002
Coastal Georgia	1,881	—	1,881	1,491	—	1,491
Gainesville MSA	187	—	187	479	—	479
East Tennessee	1,555	—	1,555	1,147	—	1,147
South Carolina	4,476	213	4,689	4,123	276	4,399
Commercial Banking Solutions	3,804	—	3,804	4,448	—	4,448
Indirect auto	458	—	458	726	—	726
Total NPAs	$23,624	$1,127	$24,751	$23,778	$1,305	$25,083

At March 31, 2019 and December 31, 2018, United had $50.3 million and $52.4 million, respectively, in loans with terms that have been modified in troubled debt restructurings (“TDRs”). Included therein were $6.68 million and $7.09 million, respectively, of TDRs that were classified as nonaccrual and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $43.7 million and $45.3 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At March 31, 2019 and December 31, 2018, there were $53.8 million and $55.4 million, respectively, of loans classified as impaired under the definition outlined in the Accounting Standards Codification, including TDRs which are by definition considered impaired. Included in impaired loans at March 31, 2019 and December 31, 2018 was $21.7 million and $23.5 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value. The remaining balance of impaired loans at March 31, 2019 and December 31, 2018 of $32.1 million and $32.0 million, respectively, had specific reserves that totaled $2.22 million and $2.31 million, respectively. The average recorded investment in impaired loans for the first quarters of 2019 and 2018 was $54.3 million and $66.2 million, respectively. For the three months ended March 31, 2019, United recognized $745,000 in interest revenue on impaired loans compared to $746,000 for the same period of the prior year.

The table below summarizes activity in nonperforming assets for the periods indicated.

Table 11 - Activity in Nonperforming Assets
(in thousands)

	First Quarter 2019			First Quarter 2018
	Nonaccrual Loans	Foreclosed Properties	Total NPAs	Nonaccrual Loans	Foreclosed Properties	Total NPAs
Beginning Balance	$23,778	$1,305	$25,083	$23,658	$3,234	$26,892
Acquisitions	—	—	—	428	—	428
Loans placed on nonaccrual	6,759	—	6,759	7,463	—	7,463
Payments received	(3,520)	—	(3,520)	(3,534)	—	(3,534)
Loan charge-offs	(2,714)	—	(2,714)	(1,150)	—	(1,150)
Foreclosures	(679)	751	72	(625)	625	—
Property sales	—	(974)	(974)	—	(957)	(957)
Write downs	—	(15)	(15)	—	(72)	(72)
Net gains (losses) on sales	—	60	60	—	(116)	(116)
Ending Balance	$23,624	$1,127	$24,751	$26,240	$2,714	$28,954

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

At March 31, 2019 and December 31, 2018, United had debt securities held-to-maturity with a carrying amount of $265 million and $274 million, respectively, and debt securities available-for-sale totaling $2.45 billion and $2.63 billion, respectively. At March 31, 2019 and December 31, 2018, the securities portfolio represented approximately 22% and 23%, respectively, of total assets. During the first quarter of 2019, management intentionally reduced securities and wholesale borrowings as part of a balance sheet deleveraging strategy.

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

Management evaluates its securities portfolio each quarter to determine if any security is considered to be other than temporarily impaired. In making this evaluation, management considers its ability and intent to hold securities to recover current market losses. Losses on United’s fixed income securities at March 31, 2019 primarily reflect the effect of changes in interest rates. United did not recognize any other than temporary impairment losses on its investment securities during the three months ended March 31, 2019 or 2018.

At March 31, 2019 and December 31, 2018, 10% and 12%, respectively, of the securities portfolio was invested in floating-rate securities.

Goodwill and Other Intangibles

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

Deposits

Total customer deposits, excluding brokered deposits, as of March 31, 2019 were $9.98 billion, compared to $9.85 billion at December 31, 2018. Total core transaction deposits (demand, NOW, money market and savings deposits, excluding public funds deposits) of $7.09 billion at March 31, 2019 increased $135 million since December 31, 2018. Total customer time deposits increased $70.2 million. United’s high level of service, as evidenced by its strong customer satisfaction scores, has been instrumental in attracting and retaining customer deposit accounts.

Borrowing Activities

The Bank is a shareholder in the Federal Home Loan Bank of Atlanta (“FHLB”). Through this affiliation, FHLB secured advances totaled $40 million and $160 million, respectively, as of March 31, 2019 and December 31, 2018. United anticipates continued use of this short and long-term source of funds, although the decrease in the first quarter of 2019 was attributable to management’s strategy to deleverage the balance sheet by reducing securities and wholesale borrowings. At March 31, 2019 and December 31, 2018, United also had long-term debt outstanding of $257 million and $267 million, respectively, which includes senior debentures, subordinated debentures, trust preferred securities, and securitized notes payable. Additional information regarding FHLB advances and long-term debt is provided in Notes 12 and 13, respectively, to the consolidated financial statements included in United’s Annual Report on Form 10-K for the year ended December 31, 2018.

Contractual Obligations

There have not been any material changes to United’s contractual obligations since December 31, 2018.

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

All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The total amount of these instruments does not necessarily represent future cash requirements because a significant portion of these instruments expire without being used. United is not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments, or that could significantly affect earnings. See Note 20 to the consolidated financial statements included in United’s Annual Report on Form 10-K for the year ended December 31, 2018 for additional information on off-balance sheet arrangements.

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

One of the tools management uses to estimate and manage the sensitivity of net interest revenue to changes in interest rates is an asset/liability simulation model. Resulting estimates are based upon a number of assumptions for each scenario, including loan and deposit re-pricing characteristics and the rate of prepayments. ALCO periodically reviews the assumptions for reasonableness based on historical data and future expectations; however, actual net interest revenue may differ from model results. The primary objective of the simulation model is to measure the potential change in net interest revenue over time using multiple interest rate scenarios. The base scenario assumes rates remain flat and is the scenario to which all others are compared to in order to measure the change in net interest revenue. Policy limits are based on immediate rate shock scenarios, as well as gradually rising and falling rate scenarios, which are all compared to the base scenario. Other scenarios analyzed may include delayed rate shocks, yield curve steepening or flattening, or other variations in rate movements. While the primary policy scenarios focus on a 12-month time frame, longer time horizons are also modeled.

United’s policy is based on the 12-month impact on net interest revenue of interest rate shocks and ramps that increase from 100 to 400 basis points or decrease 100 to 200 basis points from the base scenario. In the shock scenarios, rates immediately change the full amount at the scenario onset. In the ramp scenarios, rates change by 25 basis points per month. United’s policy limits the projected change in net interest revenue over the first 12 months to a 5% decrease for each 100 basis point change in the increasing and decreasing rate ramp and shock scenarios. The following table presents United’s interest sensitivity position at the dates indicated. The change in simulation model results from December 31, 2018 to March 31, 2019 was primarily a result of a change in assumptions implemented in the first quarter of 2019, rather than a reflection of a significant change in balance sheet composition.

Table 12 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	March 31, 2019		December 31, 2018
Change in Rates	Shock	Ramp	Shock	Ramp
100 basis point increase	1.91%	1.29%	(0.37)%	(0.81)%
100 basis point decrease	(3.45)	(2.56)	(2.89)	(2.17)

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

From time to time, United will terminate hedging positions when conditions change and the position is no longer necessary to manage overall sensitivity to changes in interest rates. In those situations where the terminated contract was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the contract, the resulting gain or loss is amortized over the remaining life of the original contract. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization. United expects that $118,000 will be reclassified as an increase to interest expense from other comprehensive income over the next twelve months related to these terminated cash flow hedges.

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

In addition, because the Holding Company is a separate entity and apart from the Bank, it must provide for its own liquidity. United’s holding company is responsible for the payment of dividends declared for its common shareholders, and interest and principal on any outstanding debt or trust preferred securities. The Holding Company currently has internal capital resources to meet these obligations. While the Holding Company has access to the capital markets and maintains a line of credit as a contingent funding source, the ultimate source of its liquidity is subsidiary service fees and dividends from the Bank, which are limited by applicable law and regulations. Holding Company liquidity is managed to a minimum of 15-months of positive cash flow after considering all of its liquidity needs over this period.

At March 31, 2019, United had sufficient qualifying collateral to increase FHLB advances by $1.20 billion and Federal Reserve discount window borrowing capacity of $1.56 billion, as well as unpledged investment securities of $1.88 billion that could be used as collateral for additional borrowings. In addition to these wholesale sources, United has the ability to attract retail deposits by competing more aggressively on pricing.

As disclosed in the consolidated statement of cash flows, net cash provided by operating activities was $35.9 million for the three months ended March 31, 2019. Net income of $44.3 million for the three-month period included non-cash expenses for the following: deferred income tax expense of $658,000, depreciation, amortization and accretion of $6.37 million, provision expense of $3.30 million and stock-based compensation expense of $1.99 million. Uses of cash from operating activities included a decrease in accrued expenses and other liabilities of $5.99 million, an increase in other assets and accrued interest receivable of $6.21 million, and an increase in loans held for sale of $7.41 million. Net cash provided by investing activities of $113 million consisted primarily of proceeds from sales and maturities and calls of debt securities available for sale and equity securities of $179 million and $60.8 million, respectively, and proceeds from maturities and calls of debt securities held to maturity of $9.05 million. These sources of cash were offset by a $90.4 million net increase in loans, $34.7 million in purchases of debt securities available for sale and equity securities, and $11.7 million in purchases of premises and equipment. Net cash used in financing activities of $150 million consisted primarily of a net decrease in FHLB advances of $120 million, cash dividends of $12.9 million and repayments of long-term debt of $10.1 million. In the opinion of management, United’s liquidity position at March 31, 2019, was sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

Shareholders’ equity at March 31, 2019 was $1.51 billion, an increase of $50.6 million from December 31, 2018 due to year-to-date earnings less dividends declared and an increase in the value of available-for-sale securities, partially offset by $7.84 million in share repurchases. Accumulated other comprehensive loss, which includes unrealized gains and losses on securities available-for-sale, the unrealized gains and losses on derivatives qualifying as cash flow hedges and unamortized prior service cost and actuarial gains and losses on United’s defined benefit pension plans, is excluded in the calculation of regulatory capital adequacy ratios.

The following table shows United’s capital ratios, as calculated under applicable regulatory guidelines, at March 31, 2019 and December 31, 2018. As of March 31, 2019, capital levels remained characterized as “well-capitalized” under the Basel III Capital Rules in effect at the time.

Table 13 – Capital Ratios
(dollars in thousands)

	Basel III Guidelines		United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum (1)	Well Capitalized	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Risk-based ratios:
Common equity tier 1 capital	4.5%	6.5%	12.44%	12.16%	13.35%	12.91%
Tier 1 capital	6.0	8.0	12.69	12.42	13.35	12.91
Total capital	8.0	10.0	14.55	14.29	14.04	13.60
Leverage ratio	4.0	5.0	9.88	9.61	10.40	9.98

Common equity tier 1 capital			$1,180,309	$1,148,355	$1,264,669	$1,216,449
Tier 1 capital			1,204,559	1,172,605	1,264,669	1,216,449
Total capital			1,380,963	1,348,843	1,329,452	1,281,062
Risk-weighted assets			9,491,554	9,441,622	9,469,757	9,421,009
Average total assets			12,186,441	12,207,986	12,159,520	12,183,341
(1) As of March 31, 2019 and December 31, 2018 the additional capital conservation buffer in effect was 2.50% and 1.87%, respectively.

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI.” Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2019 and 2018.

Table 14 - Stock Price Information

	2019				2018
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume
First quarter	$29.79	$21.19	$24.93	507,207	$33.60	$27.73	$31.65	529,613
Second quarter					34.18	30.52	30.67	402,230
Third quarter					31.93	27.82	27.89	414,541
Fourth quarter					28.88	20.23	21.46	509,152

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in United’s market risk as of March 31, 2019 from that presented in the Annual Report on Form 10-K for the year ended December 31, 2018. The interest rate sensitivity position at March 31, 2019 is included in Table 12 in management’s discussion and analysis of this report.

Item 4.    Controls and Procedures

United’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of United’s disclosure controls and procedures as of March 31, 2019. Based on, and as of the date of that evaluation, United’s Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by United under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Items 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information for shares repurchased during the first quarter of 2019.

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2019 - January 31, 2019	95,000	$26.13	95,000	$47,518
February 1, 2019 - February 28, 2019	81,600	26.61	81,600	45,347
March 1, 2019 - March 31, 2019	128,452	24.80	128,452	42,160
Total	305,052	$25.70	305,052	$42,160

(1) In November 2018, United’s Board of Directors approved an increase and extension of the existing common stock repurchase plan, authorizing $50 million of repurchases through December 31, 2019. Under the program, the shares may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program depends on a number of factors, including the market price of United’s common stock, general market and economic conditions, and applicable legal requirements.

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

Date: May 8, 2019