Form 10-Q
period 2019-06-30
UNITED COMMUNITY BANKS INC
filed 2019-08-08
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ___________ to ___________
Commission file number 001-35095
UNITED COMMUNITY BANKS, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-1807304
(State of incorporation)	(I.R.S. Employer Identification No.)

125 Highway 515 East
Blairsville	,	Georgia	30512
(Address of principal executive offices)			(Zip code)
(706) 781-2265
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $1 per share	UCBI	Nasdaq Global Select Market

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒

Common stock, par value $1 per share 79,079,126 shares outstanding as of July 31, 2019.

Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Forward-looking statements are not statements of historical fact and generally can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “could”, “should”, “projects”, “plans”, “goal”, “targets”, “potential”, “estimates”, “pro forma”, “seeks”, “intends”, or “anticipates”, or the negative thereof or comparable terminology. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions or events, and statements about the future performance, operations, products and services of United Community Banks, Inc. (the “Holding Company”) and its subsidiaries (collectively referred to in this report as “United”).

Forward-looking statements are subject to risks, uncertainties and assumptions that are difficult to predict as to timing, extent, likelihood and degree of occurrence, which could cause actual results to differ materially from anticipated results. Such risks, uncertainties and assumptions include, but are not limited to the following factors:

•
the condition of the general business, political, and economic environment, banking system and financial markets and corresponding changes in loan underwriting, credit review or loss policies associated with changes in these and other conditions;

•	strategic, market, operational, liquidity and interest rate risks associated with our business;

•
changes in the interest rate environment, including interest rate changes made by the Federal Reserve, the discontinuation of London Interbank Offered Rate (“LIBOR”) as an interest rate benchmark, as well as cash flow reassessments may reduce net interest margin and/or the volumes and values of loans made or held as well as the value of other financial assets;

•	our lack of geographic diversification and the success of the local economies in which we operate;

•	the risks of expansion into new geographic or product markets;

•	risks with respect to our ability to successfully expand and complete acquisitions and integrate businesses and operations that are acquired;

•	our ability to attract and retain key employees;

•	competition from financial institutions and other financial service providers including financial technology providers and our ability to attract customers from other financial institutions;

•	losses due to fraudulent and negligent conduct of our customers, third party service providers or employees;

•
cybersecurity risks and the vulnerability of United’s network and online banking portals, and the systems of parties with whom United contracts, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches that could adversely affect our business and financial performance or reputation;

•	our reliance on third parties to provide key components of our business infrastructure and services required to operate our business;

•	the risk that we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services market;

•	the availability of and access to capital;

•	legislative, regulatory or accounting changes that may adversely affect us;

•	changes in the allowance for loan losses resulting from the adoption and implementation of the new Current Expected Credit Loss (“CECL”) methodology;

•	the costs, effects and outcomes of litigation, regulatory proceedings, examinations, investigations, or similar matters, or adverse facts and developments related thereto;

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses that exceed our current allowance for loan losses; and

•
limitations on the ability of United Community Bank (the “Bank”) to pay dividends to the Holding Company, which could affect Holding Company liquidity, including the ability to pay dividends to shareholders or take other capital actions.

United cautions readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and not to place undue reliance on forward-looking statements. Additional factors that may cause actual results to differ materially from those contemplated by any forward-looking statements also may be found in United’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) and available at the SEC’s website at http://www.sec.gov. United does not intend to and hereby disclaims any obligation to update or revise any forward-looking statement contained in this Form 10-Q, which speak only as of the date hereof, whether as a result of new information, future events, or otherwise. The financial statements and information contained herein have not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation (the “FDIC”) or any other regulator.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
UNITED COMMUNITY BANKS, INC. Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Interest revenue:
Loans, including fees	$119,671	$103,492	$234,930	$199,961
Investment securities, including tax exempt of $1,122 and $1,025, and $2,291 and $1,997	19,076	18,254	39,894	36,549
Deposits in banks and short-term investments	409	469	848	995
Total interest revenue	139,156	122,215	275,672	237,505

Interest expense:
Deposits:
NOW and interest-bearing demand	3,377	1,303	6,913	2,416
Money market	4,925	2,583	9,130	4,758
Savings	42	35	74	84
Time	8,771	4,198	16,955	7,154
Total deposit interest expense	17,115	8,119	33,072	14,412
Short-term borrowings	248	198	409	498
Federal Home Loan Bank advances	752	1,636	2,174	3,760
Long-term debt	3,257	3,786	6,599	7,074
Total interest expense	21,372	13,739	42,254	25,744
Net interest revenue	117,784	108,476	233,418	211,761
Provision for credit losses	3,250	1,800	6,550	5,600
Net interest revenue after provision for credit losses	114,534	106,676	226,868	206,161

Noninterest income:
Service charges and fees	9,060	8,794	17,513	17,719
Mortgage loan and other related fees	5,344	5,307	9,092	10,666
Brokerage fees	1,588	1,201	2,925	2,073
Gains from sales of SBA/USDA loans	1,470	2,401	2,773	4,179
Securities gains (losses), net	149	(364)	(118)	(1,304)
Other	6,920	6,001	13,314	12,403
Total noninterest income	24,531	23,340	45,499	45,736
Total revenue	139,065	130,016	272,367	251,897

Noninterest expenses:
Salaries and employee benefits	48,157	45,363	95,660	88,238
Communications and equipment	6,222	4,849	12,010	9,481
Occupancy	5,919	5,547	11,503	11,160
Advertising and public relations	1,596	1,384	2,882	2,899
Postage, printing and supplies	1,529	1,685	3,115	3,322
Professional fees	4,054	3,464	7,215	7,508
FDIC assessments and other regulatory charges	1,547	1,973	3,257	4,449
Amortization of intangibles	1,342	1,847	2,635	3,745
Merger-related and other charges	3,894	2,280	4,440	4,334
Other	7,553	8,458	15,180	15,189
Total noninterest expenses	81,813	76,850	157,897	150,325
Net income before income taxes	57,252	53,166	114,470	101,572
Income tax expense	13,167	13,532	26,123	24,280
Net income	$44,085	$39,634	$88,347	$77,292

Net income available to common shareholders	$43,769	$39,359	$87,716	$76,740

Net income per common share:
Basic	$0.55	$0.49	$1.10	$0.97
Diluted	0.55	0.49	1.10	0.97
Weighted average common shares outstanding:
Basic	79,673	79,745	79,739	79,477
Diluted	79,678	79,755	79,745	79,487
See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC. Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2019
Net income	$57,252	$(13,167)	$44,085	$114,470	$(26,123)	$88,347
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	29,756	(7,248)	22,508	62,930	(15,297)	47,633
Reclassification adjustment for (gains) losses included in net income	(149)	38	(111)	118	(30)	88
Net unrealized gains	29,607	(7,210)	22,397	63,048	(15,327)	47,721
Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity	93	(22)	71	177	(42)	135
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	235	(60)	175	337	(86)	251
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	173	(44)	129	347	(88)	259
Total other comprehensive income	30,108	(7,336)	22,772	63,909	(15,543)	48,366
Comprehensive income	$87,360	$(20,503)	$66,857	$178,379	$(41,666)	$136,713

2018
Net income	$53,166	$(13,532)	$39,634	$101,572	$(24,280)	$77,292
Other comprehensive loss:
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during period	(9,574)	2,310	(7,264)	(38,838)	9,464	(29,374)
Reclassification adjustment for losses included in net income	364	(97)	267	1,304	(317)	987
Net unrealized losses	(9,210)	2,213	(6,997)	(37,534)	9,147	(28,387)
Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity	218	(55)	163	439	(109)	330
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	143	(38)	105	290	(76)	214
Defined benefit pension plan activity:
Net actuarial loss on defined benefit pension plan	—	—	—	(5)	1	(4)
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	227	(73)	154	454	(131)	323
Net defined benefit pension plan activity	227	(73)	154	449	(130)	319
Total other comprehensive loss	(8,622)	2,047	(6,575)	(36,356)	8,832	(27,524)
Comprehensive income	$44,544	$(11,485)	$33,059	$65,216	$(15,448)	$49,768

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC. Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	June 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$118,361	$126,083
Interest-bearing deposits in banks (includes restricted cash of $5,729 and $6,702)	157,418	201,182
Cash and cash equivalents	275,779	327,265
Debt securities available for sale	2,366,502	2,628,467
Debt securities held to maturity (fair value $256,975 and $268,803)	253,398	274,407
Loans held for sale at fair value	46,285	18,935
Loans and leases, net of unearned income	8,838,218	8,383,401
Less allowance for loan and lease losses	(62,204)	(61,203)
Loans and leases, net	8,776,014	8,322,198
Premises and equipment, net	217,086	206,140
Bank owned life insurance	200,993	192,616
Accrued interest receivable	35,439	35,413
Net deferred tax asset	40,870	64,224
Derivative financial instruments	35,209	24,705
Goodwill and other intangible assets	344,550	324,072
Other assets	187,313	154,750
Total assets	$12,779,438	$12,573,192
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$3,461,584	$3,210,220
NOW and interest-bearing demand	2,059,694	2,274,775
Money market	2,281,818	2,097,526
Savings	693,961	669,886
Time	1,840,271	1,598,391
Brokered	253,942	683,715
Total deposits	10,591,270	10,534,513
Short-term borrowings	40,000	—
Federal Home Loan Bank advances	160,000	160,000
Long-term debt	247,952	267,189
Derivative financial instruments	16,769	26,433
Accrued expenses and other liabilities	157,113	127,503
Total liabilities	11,213,104	11,115,638
Shareholders' equity:
Common stock, $1 par value; 150,000,000 shares authorized; 79,075,219 and 79,234,077 shares issued and outstanding	79,075	79,234
Common stock issuable; 641,725 and 674,499 shares	10,858	10,744
Capital surplus	1,498,740	1,499,584
Accumulated deficit	(29,116)	(90,419)
Accumulated other comprehensive income (loss)	6,777	(41,589)
Total shareholders' equity	1,566,334	1,457,554
Total liabilities and shareholders' equity	$12,779,438	$12,573,192

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC. Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Three Months Ended June 30,						Six Months Ended June 30,
(in thousands, except share and per share data)	Common Stock	Common Stock Issuable	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total	Common Stock	Common Stock Issuable	Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
2018
Balance at beginning of period	$79,123	$9,392	$1,496,307	$(181,877)	$(46,190)	$1,356,755	$77,580	$9,083	$1,451,814	$(209,902)	$(25,241)	$1,303,334
Net income				39,634		39,634				77,292		77,292
Other comprehensive loss					(6,575)	(6,575)					(27,524)	(27,524)
Exercise of stock options (5,000 and 12,000 shares, respectively)	5		51			56	12		130			142
Common stock issued to dividend reinvestment plan and employee benefit plans 4,649 and 9,853 shares, respectively)	5		136			141	10		275			285
Common stock issued for acquisition (1,443,987 shares)						—	1,444		44,302			45,746
Amortization of stock option and restricted stock awards			1,128			1,128			2,276			2,276
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (5,099 and 46,409 shares issued, respectively, 1,345 and 47,419 shares deferred, respectively)	5	34	(112)			(73)	46	884	(1,916)			(986)
Deferred compensation plan, net, including dividend equivalents		91				91		234				234
Shares issued from deferred compensation plan, net of shares surrendered to cover payroll taxes (442 and 46,000 shares, respectively)	—	(8)	7			(1)	46	(692)	636			(10)
Common stock dividends ($0.15 and $0.27 per share, respectively)				(12,047)		(12,047)				(21,680)		(21,680)
Balance, June 30, 2018	$79,138	$9,509	$1,497,517	$(154,290)	$(52,765)	$1,379,109	$79,138	$9,509	$1,497,517	$(154,290)	$(52,765)	$1,379,109

2019
Balance at beginning of period	$79,035	$10,291	$1,494,400	$(59,573)	$(15,995)	$1,508,158	$79,234	$10,744	$1,499,584	$(90,419)	$(41,589)	$1,457,554
Net income				44,085		44,085				88,347		88,347
Other comprehensive income					22,772	22,772					48,366	48,366
Exercise of stock options (12,000 shares)						—	12		185			197
Common stock issued to dividend reinvestment plan and employee benefit plans (33,978 and 42,423 shares, respectively)	34		871			905	42		1,049			1,091
Amortization of restricted stock awards			4,017			4,017			6,002			6,002
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (5,034 and 20,979 shares issued, respectively, and 17,211 and 36,661 shares deferred, respectively)	5	477	(557)			(75)	21	1,009	(1,422)			(392)
Purchases of common stock (305,052 shares)						—	(305)		(7,535)			(7,840)
Deferred compensation plan, net, including dividend equivalents		107				107		292				292
Shares issued from deferred compensation plan, net of shares surrendered to cover payroll taxes (748 and 70,792 shares, respectively)	1	(17)	9			(7)	71	(1,187)	877			(239)
Common stock dividends ($0.17 and $0.33 per share, respectively)				(13,628)		(13,628)				(26,495)		(26,495)
Adoption of new accounting standard						—				(549)		(549)
Balance, June 30, 2019	$79,075	$10,858	$1,498,740	$(29,116)	$6,777	$1,566,334	$79,075	$10,858	$1,498,740	$(29,116)	$6,777	$1,566,334
See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC. Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Operating activities:
Net income	$88,347	$77,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	12,549	17,068
Provision for credit losses	6,550	5,600
Stock based compensation	6,002	2,276
Deferred income tax expense	1,341	22,782
Securities losses, net	118	1,304
Gains from sales of SBA/USDA loans	(2,773)	(4,179)
Net (gains) losses on sales and write downs of other real estate owned	(297)	260
Changes in assets and liabilities:
Other assets and accrued interest receivable	(40,579)	(18,799)
Accrued expenses and other liabilities	4,787	12,273
Loans held for sale	(27,350)	513
Net cash provided by operating activities	48,695	116,390

Investing activities:
Debt securities held to maturity:
Proceeds from maturities and calls of securities held to maturity	29,453	35,531
Purchases of securities held to maturity	(8,499)	(11,983)
Debt securities available for sale and equity securities:
Proceeds from sales of securities available for sale	225,883	140,296
Proceeds from maturities and calls of securities available for sale	138,741	174,284
Purchases of securities available for sale and equity securities	(45,629)	(280,241)
Net increase in loans	(242,584)	(117,492)
Proceeds from sales of premises and equipment	1,028	589
Purchases of premises and equipment	(13,879)	(9,959)
Net cash paid for acquisition	(19,545)	(56,800)
Proceeds from sale of other real estate	2,260	1,986
Net cash provided by (used in) investing activities	67,229	(123,789)

Financing activities:
Net (decrease) increase in deposits	(154,876)	159,015
Net increase (decrease) in short-term borrowings	40,000	(255,598)
Repayment of long-term debt	(19,608)	(30,023)
Proceeds from FHLB advances	1,365,000	1,375,000
Repayment of FHLB advances	(1,365,000)	(1,319,003)
Proceeds from issuance of subordinated debt, net of issuance costs	—	98,188
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	1,091	285
Proceeds from exercise of stock options	197	142
Cash paid for shares withheld to cover payroll taxes upon vesting of restricted stock	(631)	(996)
Repurchase of common stock	(7,840)	—
Cash dividends on common stock	(25,743)	(17,518)
Net cash (used in) provided by financing activities	(167,410)	9,492

Net change in cash and cash equivalents, including restricted cash	(51,486)	2,093

Cash and cash equivalents, including restricted cash, at beginning of period	327,265	314,275

Cash and cash equivalents, including restricted cash, at end of period	$275,779	$316,368

Supplemental disclosures of cash flow information:
Significant non-cash investing and financing transactions:
Unsettled government guaranteed loan sales	$15,331	$18,800
Transfers of loans to foreclosed properties	751	1,609
Acquisitions:
Assets acquired	264,937	480,679
Liabilities assumed	212,844	350,433
Net assets acquired	52,093	130,246
Common stock issued in acquisitions	—	45,746

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Accounting Policies

The accounting and financial reporting policies of United Community Banks, Inc. and its subsidiaries (collectively referred to herein as “United”) conform to accounting principles generally accepted in the United States (“GAAP”) and reporting guidelines of banking regulatory authorities and regulators. The accompanying interim consolidated financial statements have not been audited. All material intercompany balances and transactions have been eliminated. A more detailed description of United’s accounting policies is included in its Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 10-K”).

In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in United’s 2018 10-K.

Note 2 –Accounting Standards Updates and Recently Adopted Standards

Accounting Standards Updates

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance was further modified in November 2018 by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, in April 2019 by ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 Financial Instruments and in May 2019 by ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. The new guidance replaces the incurred loss impairment methodology in current GAAP with a current expected credit loss (“CECL”) methodology, requires consideration of a broader range of information to determine credit loss estimates and generally applies to financial assets measured at amortized cost and some off-balance sheet credit exposures. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit deteriorated loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. Application of this update will primarily be on a modified retrospective approach, although the guidance for debt securities for which an other-than-temporary impairment has been recognized before the effective date and for loans previously covered by Accounting Standards Codification 310-30 (“ASC 310-30”), Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality will be applied on a prospective basis. For public entities, this update is effective for fiscal years beginning after December 15, 2019. Upon adoption, United expects that the allowance for credit losses will be higher given the change to estimated losses for the estimated life of the financial asset; however, management is still in the process of determining the impact. During the second quarter of 2019, management’s CECL steering committee continued the process of populating relevant data, monitoring the impact of various model assumptions, and documenting processes and controls in preparation for adoption of Topic 326. The committee also completed a loan-focused parallel run using first quarter data. During the remainder of 2019, management plans to run additional parallel runs of the allowance model under the expected credit loss methodology. Management will incrementally widen the scope of model runs until a full CECL run is completed. During monthly steering committee meetings, management regularly reviews project status, gap remediation efforts and project priorities.

As referenced above, in April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 Financial Instruments. In addition to amending guidance related to the new CECL standard, this update clarifies certain aspects of hedge accounting and recognition and measurement of financial instruments. The non-CECL provisions of this update are effective for United as of January 1, 2020. United does not expect the new guidance to have a material impact on the consolidated financial statements.

Recently Adopted Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance was further modified by ASU No. 2018-10, Codification Improvements to Topic 842 Leases, ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors and ASU No. 2019-01, Leases (Topic 842): Codification Improvements. These standards require a lessee to recognize in the consolidated balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. United adopted the standard on January 1, 2019 using the optional transition method, which allowed for a modified retrospective method of adoption with a cumulative effect adjustment to shareholders’ equity without restating comparable periods. United also elected the relief package of practical

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

expedients for which there is no requirement to reassess existence of leases, their classification, and initial direct costs as well as an exemption for short-term leases with a term of less than one year, whereby United does not recognize a lease liability or right-of-use asset on the consolidated balance sheet but instead recognizes lease payments as an expense over the lease term as appropriate. The adoption of this guidance resulted in recognition of a right-of-use asset of $23.8 million, a lease liability of $26.8 million and a reduction of shareholders’ equity of $549,000, net of tax, related to its operating leases. In addition, United has equipment financing leases for which it is the lessor, which were previously accounted for as capital leases. Upon adoption of Topic 842, these leases were classified as sales-type or direct financing leases, which required no significant change in accounting policy or treatment. These lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term. As a lessor, United elected to exclude sales taxes from consideration in lease contracts. In the opinion of management, the changes described above resulting from the adoption of the standard did not have a material impact on the consolidated financial statements. See Notes 6 and 16 for additional information on equipment financing leases and operating leases, respectively.

Note 3 – Acquisitions

Acquisition of First Madison Bank and Trust
On May 1, 2019, United completed the acquisition of First Madison Bank & Trust (“FMBT”). FMBT operated four banking offices in Athens-Clarke County, Georgia. In connection with the acquisition, United acquired $245 million of assets and assumed $213 million of liabilities. Under the terms of the merger agreement, FMBT shareholders received $52.1 million in cash. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $20.3 million, representing the intangible value of FMBT’s business and reputation within the markets it served. None of the goodwill is expected to be deductible for income tax purposes. United will amortize the related core deposit intangible of $2.80 million using the sum-of-the-years-digits method over 9.25 years, which represents the expected useful life of the asset.

United’s operating results for the three and six months ended June 30, 2019 include the operating results of the acquired business for the period subsequent to the acquisition date of May 1, 2019.

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below (in thousands).

	As Recorded by FMBT	Fair Value Adjustments (1)	As Recorded by United
Assets
Cash and cash equivalents	$32,548	—	$32,548
Loans	197,682	(5,188)	192,494
Allowance for loan losses	(6,338)	6,338	—
Premises and equipment, net	7,124	1,400	8,524
Bank owned life insurance	6,823	—	6,823
Net deferred tax asset	1,386	(1,229)	157
Core deposit intangible	—	2,800	2,800
Other assets	1,032	246	1,278
Total assets acquired	$240,257	$4,367	$244,624
Liabilities
Deposits	$211,884	$243	$212,127
Other liabilities	924	(207)	717
Total liabilities assumed	212,808	36	212,844
Excess of assets acquired over liabilities assumed	$27,449
Aggregate fair value adjustments		$4,331
Total identifiable net assets			31,780
Cash consideration transferred			52,093
Goodwill			$20,313

(1) Fair values are preliminary and are subject to refinement for a period not to exceed one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents additional information related to the acquired loan portfolio at the acquisition date (in thousands):

May 1, 2019
Accounted for pursuant to ASC 310-30:
Contractually required principal and interest	$13,145
Non-accretable difference	2,517
Cash flows expected to be collected	10,628
Accretable yield	1,300
Fair value	$9,328

Excluded from ASC 310-30:
Fair value	$183,166
Gross contractual amounts receivable	218,855
Estimate of contractual cash flows not expected to be collected	8,826

Pro forma information

United acquired NLFC Holdings Corp. and its subsidiaries, collectively known as “Navitas,” on February 1, 2018, as described in United’s 2018 10-K. The following table discloses the impact of the acquisitions of FMBT and Navitas since the acquisition dates through June 30 in the year of acquisition. The table also presents certain pro forma information as if FMBT had been acquired on January 1, 2018 and Navitas had been acquired on January 1, 2017. These results combine the historical results of the acquired entities with United’s consolidated statement of income and, while adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisitions taken place in earlier years.

Merger-related costs from the FMBT acquisition of $924,000 and $1.02 million, respectively, have been excluded from the three and six months 2019 pro forma information presented below and included in the three and six months 2018 pro forma information below. Merger-related costs from the Navitas acquisition of $118,000 and $4.83 million, respectively, have been excluded from the three and six months 2018 pro forma information presented below. The actual results and pro forma information were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	Revenue	Net Income	Revenue	Net Income
2019
Actual FMBT results included in statement of income since acquisition date	$2,327	$1,187	$2,327	$1,187
Supplemental consolidated pro forma as if FMBT had been acquired January 1, 2018	139,489	43,913	275,991	89,504

2018
Actual Navitas results included in statement of income since acquisition date	$6,624	$2,686	$10,237	$3,496
Supplemental consolidated pro forma as if FMBT had been acquired January 1, 2018 and Navitas had been acquired January 1, 2017	133,440	39,195	261,656	79,753

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

The following table presents a summary of amounts outstanding under reverse repurchase agreements, of which there were none as of June 30, 2019, and derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements as of the dates indicated (in thousands).

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet		Gross Amounts not Offset in the Balance Sheet
June 30, 2019			Net Asset Balance	Financial Instruments	Collateral Received	Net Amount
Derivatives	$35,209	$—	$35,209	$(674)	$—	$34,535
Total	$35,209	$—	$35,209	$(674)	$—	$34,535

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Gross Amounts not Offset in the Balance Sheet
				Financial Instruments	Collateral Pledged	Net Amount
Derivatives	$16,769	$—	$16,769	$(674)	$(14,822)	$1,273
Total	$16,769	$—	$16,769	$(674)	$(14,822)	$1,273

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet		Gross Amounts not Offset in the Balance Sheet
December 31, 2018			Net Asset Balance	Financial Instruments	Collateral Received	Net Amount
Repurchase agreements / reverse repurchase agreements	$50,000	$(50,000)	$—	$—	$—	$—
Derivatives	24,705	—	24,705	(973)	(8,029)	15,703
Total	$74,705	$(50,000)	$24,705	$(973)	$(8,029)	$15,703

Weighted average interest rate of reverse repurchase agreements	3.20%

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet		Gross Amounts not Offset in the Balance Sheet
			Net Liability Balance	Financial Instruments	Collateral Pledged	Net Amount
Repurchase agreements / reverse repurchase agreements	$50,000	$(50,000)	$—	$—	$—	$—
Derivatives	26,433	—	26,433	(973)	(16,126)	9,334
Total	$76,433	$(50,000)	$26,433	$(973)	$(16,126)	$9,334

Weighted average interest rate of repurchase agreements	2.45%

At June 30, 2019, United recognized the right to reclaim cash collateral of $14.8 million. At June 30, 2019 there was no cash collateral held for derivatives. At December 31, 2018, United recognized the right to reclaim cash collateral of $16.1 million and the obligation to return cash collateral of $8.03 million. The right to reclaim cash collateral and the obligation to return cash collateral were included in the consolidated balance sheets in other assets and other liabilities, respectively. Derivatives include customer derivatives, which as discussed further in Note 9, are cross-collateralized with the collateral used to support the credit risk for the underlying lending relationship. Such collateral is not included in the tables above.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)
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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2019
State and political subdivisions	$63,057	$2,229	$—	$65,286
Residential mortgage-backed securities	171,722	2,042	982	172,782
Commercial mortgage-backed securities	18,619	345	57	18,907
Total	$253,398	$4,616	$1,039	$256,975

As of December 31, 2018
State and political subdivisions	$68,551	$952	$2,191	$67,312
Residential mortgage-backed securities	176,488	652	5,094	172,046
Commercial mortgage-backed securities	29,368	173	96	29,445
Total	$274,407	$1,777	$7,381	$268,803

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The cost basis, unrealized gains and losses, and fair value of debt securities available-for-sale as of the dates indicated are presented below (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2019
U.S. Treasuries	$152,530	$1,409	$—	$153,939
U.S. Government agencies	3,455	256	—	3,711
State and political subdivisions	216,140	9,385	—	225,525
Residential mortgage-backed securities	1,316,762	18,614	2,145	1,333,231
Commercial mortgage-backed securities	337,138	2,964	385	339,717
Corporate bonds	200,359	1,110	300	201,169
Asset-backed securities	108,867	819	476	109,210
Total	$2,335,251	$34,557	$3,306	$2,366,502

As of December 31, 2018
U.S. Treasuries	$150,712	$767	$2,172	$149,307
U.S. Government agencies	25,493	335	275	25,553
State and political subdivisions	234,750	907	1,716	233,941
Residential mortgage-backed securities	1,464,380	3,428	21,898	1,445,910
Commercial mortgage-backed securities	399,663	187	7,933	391,917
Corporate bonds	200,582	502	1,921	199,163
Asset-backed securities	184,683	328	2,335	182,676
Total	$2,660,263	$6,454	$38,250	$2,628,467

Securities with a carrying value of $695 million and $925 million were pledged to secure public deposits, derivatives and other secured borrowings at June 30, 2019 and December 31, 2018, respectively.

 The following table summarizes debt securities held-to-maturity in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2019
Residential mortgage-backed securities	$—	$—	$68,012	$982	$68,012	$982
Commercial mortgage-backed securities	—	—	2,113	57	2,113	57
Total unrealized loss position	$—	$—	$70,125	$1,039	$70,125	$1,039

As of December 31, 2018
State and political subdivisions	$7,062	$46	$34,146	$2,145	$41,208	$2,191
Residential mortgage-backed securities	6,579	61	136,376	5,033	142,955	5,094
Commercial mortgage-backed securities	—	—	4,290	96	4,290	96
Total unrealized loss position	$13,641	$107	$174,812	$7,274	$188,453	$7,381

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes debt securities available-for-sale in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2019
Residential mortgage-backed securities	$18,893	$347	$191,899	$1,798	$210,792	$2,145
Commercial mortgage-backed securities	—	—	64,498	385	64,498	385
Corporate bonds	19,860	51	15,751	249	35,611	300
Asset-backed securities	57,553	473	1,245	3	58,798	476
Total unrealized loss position	$96,306	$871	$273,393	$2,435	$369,699	$3,306

As of December 31, 2018
U.S. Treasuries	$—	$—	$120,391	$2,172	$120,391	$2,172
U.S. Government agencies	—	—	21,519	275	21,519	275
State and political subdivisions	15,160	28	133,500	1,688	148,660	1,716
Residential mortgage-backed securities	234,583	808	775,360	21,090	1,009,943	21,898
Commercial mortgage-backed securities	4,552	594	355,292	7,339	359,844	7,933
Corporate bonds	—	—	117,296	1,921	117,296	1,921
Asset-backed securities	74,492	1,879	31,968	456	106,460	2,335
Total unrealized loss position	$328,787	$3,309	$1,555,326	$34,941	$1,884,113	$38,250

At June 30, 2019, there were 65 debt securities available-for-sale and 34 debt securities held-to-maturity that were in an unrealized loss position. United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at June 30, 2019 were primarily attributable to changes in interest rates.

Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. No impairment charges were recognized during the three and six months ended June 30, 2019 or 2018.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes available-for-sale securities sales activity for the three and six months ended June 30, 2019 and 2018 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Proceeds from sales	$47,279	$26,335	$225,883	$140,296

Gross gains on sales	$489	$232	$1,776	$649
Gross losses on sales	(340)	(596)	(1,894)	(1,953)
Net gains (losses) on sales of securities	$149	$(364)	$(118)	$(1,304)

Income tax expense (benefit) attributable to sales	$38	$(97)	$(30)	$(317)

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of debt securities available-for-sale and held-to-maturity at June 30, 2019, by contractual maturity, are presented in the following table (in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries:
Within 1 year	$29,696	$29,806	$—	$—
1 to 5 years	122,834	124,133	—	—
	152,530	153,939	—	—

U.S. Government agencies:
1 to 5 years	474	479	—	—
More than 10 years	2,981	3,232	—	—
	3,455	3,711	—	—

State and political subdivisions:
Within 1 year	935	943	1,250	1,250
1 to 5 years	35,599	35,879	11,565	12,127
5 to 10 years	35,378	36,893	7,753	8,564
More than 10 years	144,228	151,810	42,489	43,345
	216,140	225,525	63,057	65,286

Corporate bonds:
Within 1 year	30,078	30,035	—	—
1 to 5 years	167,781	168,603	—	—
5 to 10 years	1,500	1,536	—	—
More than 10 years	1,000	995	—	—
	200,359	201,169	—	—

Asset-backed securities:
1 to 5 years	1,925	1,921	—	—
More than 10 years	106,942	107,289	—	—
	108,867	109,210	—	—

Total securities other than mortgage-backed securities:
Within 1 year	60,709	60,784	1,250	1,250
1 to 5 years	328,613	331,015	11,565	12,127
5 to 10 years	36,878	38,429	7,753	8,564
More than 10 years	255,151	263,326	42,489	43,345
Residential mortgage-backed securities	1,316,762	1,333,231	171,722	172,782
Commercial mortgage-backed securities	337,138	339,717	18,619	18,907
	$2,335,251	$2,366,502	$253,398	$256,975

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

	June 30, 2019	December 31, 2018
Owner occupied commercial real estate	$1,658,514	$1,647,904
Income producing commercial real estate	1,939,569	1,812,420
Commercial & industrial	1,298,794	1,278,347
Commercial construction	982,739	796,158
Equipment financing	673,858	564,614
Total commercial	6,553,474	6,099,443
Residential mortgage	1,108,242	1,049,232
Home equity lines of credit	675,184	694,010
Residential construction	218,607	211,011
Consumer direct	127,966	122,013
Indirect auto	154,745	207,692
Total loans	8,838,218	8,383,401
Less allowance for loan losses	(62,204)	(61,203)
Loans, net	$8,776,014	$8,322,198

At June 30, 2019 and December 31, 2018, loans totaling $4.05 billion and $3.98 billion, respectively, were pledged as collateral to secure Federal Home Loan Bank advances, securitized notes payable and other contingent funding sources.

At June 30, 2019, the carrying value and outstanding balance of purchased credit impaired (“PCI”) loans accounted for under ASC 310-30 were $73.2 million and $104 million, respectively. At December 31, 2018, the carrying value and outstanding balance of PCI loans were $74.4 million and $109 million, respectively. The following table presents changes in the balance of the accretable yield for PCI loans for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$26,624	$18,036	$26,868	$17,686
Additions due to acquisitions	1,300	147	1,300	1,977
Accretion	(4,274)	(2,965)	(9,087)	(5,511)
Reclassification from nonaccretable difference	1,762	6,527	4,468	7,118
Changes in expected cash flows that do not affect nonaccretable difference	896	1,661	2,759	2,136
Balance at end of period	$26,308	$23,406	$26,308	$23,406

In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC 310-30 are also accreted to interest revenue over the life of the loans. At June 30, 2019 and December 31, 2018, the remaining accretable net fair value discount on loans acquired through a business combination and not accounted for under ASC 310-30 was $6.55 million and $4.31 million, respectively, which included a net premium on acquired equipment financing loans. In addition, indirect auto loans purchased at a premium outside of a business combination had a remaining premium of $2.42 million and $3.72 million, respectively, as of June 30, 2019 and December 31, 2018.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2019 and December 31, 2018, equipment financing assets included leases of $38.0 million and $30.4 million, respectively. The components of the net investment in leases, which included both sales-type and direct financing, are presented below (in thousands).

	June 30, 2019	December 31, 2018
Minimum future lease payments receivable	$40,532	$31,915
Estimated residual value of leased equipment	3,753	3,593
Initial direct costs	954	827
Security deposits	(1,101)	(1,189)
Purchase accounting premium	503	806
Unearned income	(6,603)	(5,568)
Net investment in leases	$38,038	$30,384

Minimum future lease payments expected to be received from equipment financing lease contracts as of June 30, 2019 are as follows (in thousands):

Year
Remainder of 2019	$7,540
2020	13,005
2021	9,290
2022	5,977
2023	3,501
Thereafter	1,219
Total	$40,532

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

	2019					2018
Three Months Ended June 30,
	Beginning Balance	Charge-Offs	Recoveries	(Release)Provision	Ending Balance	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied commercial real estate	$11,874	$—	$58	$(387)	$11,545	$14,561	$(7)	$585	$(2,230)	$12,909
Income producing commercial real estate	11,126	(308)	66	136	11,020	9,776	(1,653)	232	2,507	10,862
Commercial & industrial	4,895	(1,416)	275	1,554	5,308	4,075	(233)	217	146	4,205
Commercial construction	10,275	(1)	163	(119)	10,318	10,034	(53)	159	(17)	10,123
Equipment financing	6,231	(1,010)	121	1,593	6,935	2,291	(23)	71	1,222	3,561
Residential mortgage	8,345	(108)	234	(181)	8,290	10,221	(112)	101	(365)	9,845
Home equity lines of credit	4,797	(29)	140	(114)	4,794	4,932	(211)	190	32	4,943
Residential construction	2,390	(246)	47	174	2,365	3,044	(8)	67	(513)	2,590
Consumer direct	837	(529)	239	308	855	733	(552)	195	389	765
Indirect auto	872	(180)	46	36	774	1,418	(379)	55	174	1,268
Total allowance for loan losses	61,642	(3,827)	1,389	3,000	62,204	61,085	(3,231)	1,872	1,345	61,071
Allowance for unfunded commitments	3,141	—	—	250	3,391	2,440	—	—	455	2,895
Total allowance for credit losses	$64,783	$(3,827)	$1,389	$3,250	$65,595	$63,525	$(3,231)	$1,872	$1,800	$63,966

	2019					2018
Six Months Ended June 30,
	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Charge- Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied commercial real estate	$12,207	$(5)	$127	$(784)	$11,545	$14,776	$(67)	$688	$(2,488)	$12,909
Income producing commercial real estate	11,073	(505)	86	366	11,020	9,381	(2,310)	467	3,324	10,862
Commercial & industrial	4,802	(2,935)	438	3,003	5,308	3,971	(617)	606	245	4,205
Commercial construction	10,337	(70)	557	(506)	10,318	10,523	(416)	256	(240)	10,123
Equipment financing	5,452	(2,434)	264	3,653	6,935	—	(162)	168	3,555	3,561
Residential mortgage	8,295	(169)	282	(118)	8,290	10,097	(182)	224	(294)	9,845
Home equity lines of credit	4,752	(366)	262	146	4,794	5,177	(335)	225	(124)	4,943
Residential construction	2,433	(250)	73	109	2,365	2,729	(8)	131	(262)	2,590
Consumer direct	853	(1,076)	446	632	855	710	(1,203)	355	903	765
Indirect auto	999	(377)	84	68	774	1,550	(815)	135	398	1,268
Total allowance for loan losses	61,203	(8,187)	2,619	6,569	62,204	58,914	(6,115)	3,255	5,017	61,071
Allowance for unfunded commitments	3,410	—	—	(19)	3,391	2,312	—	—	583	2,895
Total allowance for credit losses	$64,613	$(8,187)	$2,619	$6,550	$65,595	$61,226	$(6,115)	$3,255	$5,600	$63,966

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the recorded investment in loans by portfolio segment and the balance of the allowance for loan losses assigned to each segment based on the method of evaluating the loans for impairment as of the dates indicated (in thousands).

	Allowance for Credit Losses
	June 30, 2019				December 31, 2018
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance
Owner occupied commercial real estate	$955	$10,462	$128	$11,545	$862	$11,328	$17	$12,207
Income producing commercial real estate	401	10,618	1	11,020	402	10,671	—	11,073
Commercial & industrial	33	5,237	38	5,308	32	4,761	9	4,802
Commercial construction	61	10,051	206	10,318	71	9,974	292	10,337
Equipment financing	—	6,738	197	6,935	—	5,045	407	5,452
Residential mortgage	789	7,475	26	8,290	861	7,410	24	8,295
Home equity lines of credit	17	4,758	19	4,794	1	4,740	11	4,752
Residential construction	58	2,307	—	2,365	51	2,382	—	2,433
Consumer direct	5	850	—	855	6	847	—	853
Indirect auto	45	729	—	774	26	973	—	999
Total allowance for loan losses	2,364	59,225	615	62,204	2,312	58,131	760	61,203
Allowance for unfunded commitments	—	3,391	—	3,391	—	3,410	—	3,410
Total allowance for credit losses	$2,364	$62,616	$615	$65,595	$2,312	$61,541	$760	$64,613

	Loans Outstanding
	June 30, 2019				December 31, 2018
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance
Owner occupied commercial real estate	$18,944	$1,628,570	$11,000	$1,658,514	$17,602	$1,620,450	$9,852	$1,647,904
Income producing commercial real estate	13,479	1,889,001	37,089	1,939,569	16,584	1,757,525	38,311	1,812,420
Commercial & industrial	2,187	1,296,082	525	1,298,794	1,621	1,276,318	408	1,278,347
Commercial construction	3,347	972,194	7,198	982,739	2,491	787,760	5,907	796,158
Equipment financing	20	668,289	5,549	673,858	—	556,672	7,942	564,614
Residential mortgage	16,346	1,082,486	9,410	1,108,242	14,220	1,025,862	9,150	1,049,232
Home equity lines of credit	302	673,510	1,372	675,184	276	692,122	1,612	694,010
Residential construction	1,337	216,640	630	218,607	1,207	209,070	734	211,011
Consumer direct	189	127,327	450	127,966	211	121,269	533	122,013
Indirect auto	1,106	153,639	—	154,745	1,237	206,455	—	207,692
Total loans	$57,257	$8,707,738	$73,223	$8,838,218	$55,449	$8,253,503	$74,449	$8,383,401

A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the original contractual terms of the loan will not be collected. Management individually evaluates certain impaired loans, including all non-PCI relationships that are on nonaccrual with a balance of $500,000 or greater and all troubled debt restructurings (“TDRs”) regardless of accrual status, for impairment. Impairment is measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. A specific reserve is established for impaired loans for the amount of calculated impairment, if any. Interest payments received on impaired nonaccrual loans are generally applied as a reduction of the recorded investment in the loan. For impaired loans not on nonaccrual status, interest is accrued according to the terms of the loan agreement. Loans are evaluated for impairment quarterly and specific reserves are established in the allowance for loan losses for any measured impairment.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

Management reviews the resulting loss factors for each category of the loan portfolio and evaluates whether qualitative adjustments are necessary to take into consideration recent credit trends such as increases or decreases in past due, nonaccrual, criticized and classified loans, and other macro environmental factors such as changes in unemployment rates, employment rates, debt per capita, home price indices, and trends in real estate value indices.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents loans individually evaluated for impairment by class as of the dates indicated (in thousands).

	June 30, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Owner occupied commercial real estate	$9,848	$7,527	$—	$8,650	$6,546	$—
Income producing commercial real estate	7,408	7,297	—	9,986	9,881	—
Commercial & industrial	1,343	1,123	—	525	370	—
Commercial construction	1,342	1,336	—	685	507	—
Equipment financing	20	20	—	—	—	—
Total commercial	19,961	17,303	—	19,846	17,304	—
Residential mortgage	7,933	7,159	—	5,787	5,202	—
Home equity lines of credit	275	214	—	330	234	—
Residential construction	825	695	—	554	428	—
Consumer direct	19	14	—	18	17	—
Indirect auto	156	144	—	294	292	—
Total with no related allowance recorded	29,169	25,529	—	26,829	23,477	—

With an allowance recorded:
Owner occupied commercial real estate	11,460	11,417	955	11,095	11,056	862
Income producing commercial real estate	6,457	6,182	401	6,968	6,703	402
Commercial & industrial	1,259	1,064	33	1,652	1,251	32
Commercial construction	2,254	2,011	61	2,130	1,984	71
Equipment financing	—	—	—	—	—	—
Total commercial	21,430	20,674	1,450	21,845	20,994	1,367
Residential mortgage	9,313	9,187	789	9,169	9,018	861
Home equity lines of credit	90	88	17	45	42	1
Residential construction	653	642	58	791	779	51
Consumer direct	176	175	5	199	194	6
Indirect auto	963	962	45	946	945	26
Total with an allowance recorded	32,625	31,728	2,364	32,995	31,972	2,312
Total	$61,794	$57,257	$2,364	$59,824	$55,449	$2,312

As of June 30, 2019 and December 31, 2018, $2.36 million and $2.31 million, respectively, of specific reserves were allocated to customers whose loan terms have been modified in TDRs. As of June 30, 2019 and December 31, 2018, there were no commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

The modification of the TDR terms included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the amortization period that would not otherwise be considered in the current market for new debt with similar risk characteristics; a restructuring of the borrower’s debt into an “A/B note structure” in which the A note would fall within the borrower’s ability to pay and the remainder would be included in the B note; a mandated bankruptcy restructuring; or interest-only payment terms greater than 90 days when the borrower is unable to amortize the loan. Modified PCI loans are not accounted for as TDRs because they are not separated from the pools, and as such are not classified as impaired loans.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Loans modified under the terms of a TDR during the three and six months ended June 30, 2019 and 2018 are presented in the following table. In addition, the table presents loans modified under the terms of a TDR that defaulted (became 90 days or more delinquent) during the periods presented and were initially restructured within one year prior to default (dollars in thousands).

	New TDRs
		Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment by Type of Modification				TDRs Modified Within the Previous Twelve Months That Have Subsequently Defaulted
	Number of Contracts		Rate Reduction	Structure	Other	Total	Number of Contracts	Recorded Investment
Three Months Ended June 30, 2019
Owner occupied commercial real estate	2	$610	$—	$610	$—	$610	—	$—
Income producing commercial real estate	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Equipment financing	1	20	—	20	—	20	—	—
Total commercial	3	630	—	630	—	630	—	—
Residential mortgage	7	831	—	831	—	831	1	135
Home equity lines of credit	1	50	—	50	—	50	—	—
Residential construction	1	22	—	—	21	21	1	13
Consumer direct	—	—	—	—	—	—	—	—
Indirect auto	5	104	—	—	104	104	—	—
Total loans	17	$1,637	$—	$1,511	$125	$1,636	2	$148

Six Months Ended June 30, 2019
Owner occupied commercial real estate	2	$610	$—	$610	$—	$610	—	$—
Income producing commercial real estate	1	169	—	169	—	169	—	—
Commercial & industrial	1	7	—	—	7	7	—	—
Commercial construction	—	—	—	—	—	—	—	—
Equipment financing	1	20	—	20	—	20	—	—
Total commercial	5	806	—	799	7	806	—	—
Residential mortgage	9	1,176	—	1,175	—	1,175	1	135
Home equity lines of credit	1	50	—	50	—	50	—	—
Residential construction	1	22	—	—	21	21	1	13
Consumer direct	—	—	—	—	—	—	—	—
Indirect auto	11	170	—	—	161	161	—	—
Total loans	27	$2,224	$—	$2,024	$189	$2,213	2	$148

Three Months Ended June 30, 2018
Owner occupied commercial real estate	1	$282	$—	$282	$—	$282	1	$283
Income producing commercial real estate	1	106	106	—	—	106	—	—
Commercial & industrial	1	27	—	27	—	27	—	—
Commercial construction	—	—	—	—	—	—	1	3
Equipment financing	—	—	—	—	—	—	—	—
Total commercial	3	415	106	309	—	415	2	286
Residential mortgage	2	425	—	424	—	424	1	101
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Consumer direct	—	—	—	—	—	—	—	—
Indirect auto	17	236	—	—	236	236	—	—
Total loans	22	$1,076	$106	$733	$236	$1,075	3	$387

Six Months Ended June 30, 2018
Owner occupied commercial real estate	4	$1,276	$—	$1,260	$—	$1,260	3	$1,869
Income producing commercial real estate	1	106	106	—	—	106	—	—
Commercial & industrial	2	108	—	32	—	32	—	—
Commercial construction	—	—	—	—	—	—	1	3
Equipment financing	—	—	—	—	—	—	—	—
Total commercial	7	1,490	106	1,292	—	1,398	4	1,872
Residential mortgage	4	765	—	764	—	764	1	101
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Consumer direct	—	—	—	—	—	—	—	—
Indirect auto	17	236	—	—	236	236	—	—
Total loans	28	$2,491	$106	$2,056	$236	$2,398	5	$1,973

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

	2019			2018
Three Months Ended June 30,	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received
Owner occupied commercial real estate	$18,737	$273	$308	$19,353	$235	$236
Income producing commercial real estate	13,680	186	169	16,408	215	212
Commercial & industrial	1,914	7	16	1,542	25	24
Commercial construction	3,369	41	42	3,564	47	44
Equipment financing	21	—	—	—	—	—
Total commercial	37,721	507	535	40,867	522	516
Residential mortgage	16,230	190	184	14,115	157	161
Home equity lines of credit	304	3	2	235	5	4
Residential construction	1,350	24	24	1,516	25	24
Consumer direct	181	3	3	256	5	5
Indirect auto	1,104	14	14	1,283	17	17
Total	$56,890	$741	$762	$58,272	$731	$727

Six Months Ended June 30,
Owner occupied commercial real estate	$18,074	$558	$592	$22,006	$480	$516
Income producing commercial real estate	13,959	379	376	16,421	425	447
Commercial & industrial	1,815	26	35	2,069	65	66
Commercial construction	2,886	75	75	3,750	98	96
Equipment financing	11	—	—	—	—	—
Total commercial	36,745	1,038	1,078	44,246	1,068	1,125
Residential mortgage	15,866	358	358	14,554	306	311
Home equity lines of credit	281	7	5	290	9	8
Residential construction	1,379	48	47	1,553	49	48
Consumer direct	193	7	7	274	10	10
Indirect auto	1,147	28	28	1,301	34	34
Total	$55,611	$1,486	$1,523	$62,218	$1,476	$1,536

Nonaccrual and Past Due Loans

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

PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered to be performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan or pool of loans. No PCI loans were classified as nonaccrual at June 30, 2019 or December 31, 2018 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms was approximately $249,000 and $256,000 for the three months ended June 30, 2019 and 2018, respectively, and $627,000 and $599,000 for the six months ended June 30, 2019 and 2018, respectively.

The following table presents the recorded investment in nonaccrual loans by loan class as of the dates indicated (in thousands).

	June 30, 2019	December 31, 2018
Owner occupied commercial real estate	$8,177	$6,421
Income producing commercial real estate	1,331	1,160
Commercial & industrial	2,366	1,417
Commercial construction	1,650	605
Equipment financing	2,047	2,677
Total commercial	15,571	12,280
Residential mortgage	8,012	8,035
Home equity lines of credit	1,978	2,360
Residential construction	494	288
Consumer direct	81	89
Indirect auto	461	726
Total	$26,597	$23,778

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Excluding PCI loans, substantially all loans more than 90 days past due were on nonaccrual status at June 30, 2019 and December 31, 2018. The following table presents the aging of the recorded investment in past due loans by class of loans as of the dates indicated (in thousands).

	Loans Past Due
As of June 30, 2019	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Loans Not Past Due	PCI Loans	Total
Owner occupied commercial real estate	$3,668	$3,119	$4,394	$11,181	$1,636,333	$11,000	$1,658,514
Income producing commercial real estate	608	258	700	1,566	1,900,914	37,089	1,939,569
Commercial & industrial	3,330	76	2,106	5,512	1,292,757	525	1,298,794
Commercial construction	401	64	1,227	1,692	973,849	7,198	982,739
Equipment financing	692	1,258	1,973	3,923	664,386	5,549	673,858
Total commercial	8,699	4,775	10,400	23,874	6,468,239	61,361	6,553,474
Residential mortgage	4,652	1,942	2,198	8,792	1,090,040	9,410	1,108,242
Home equity lines of credit	2,408	767	585	3,760	670,052	1,372	675,184
Residential construction	799	37	179	1,015	216,962	630	218,607
Consumer direct	745	88	13	846	126,670	450	127,966
Indirect auto	523	259	326	1,108	153,637	—	154,745
Total loans	$17,826	$7,868	$13,701	$39,395	$8,725,600	$73,223	$8,838,218

	Loans Past Due
As of December 31, 2018	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Loans Not Past Due	PCI Loans	Total
Owner occupied commercial real estate	$2,542	$2,897	$1,011	$6,450	$1,631,602	$9,852	$1,647,904
Income producing commercial real estate	1,624	291	301	2,216	1,771,893	38,311	1,812,420
Commercial & industrial	7,189	718	400	8,307	1,269,632	408	1,278,347
Commercial construction	267	—	68	335	789,916	5,907	796,158
Equipment financing	1,351	739	2,658	4,748	551,924	7,942	564,614
Total commercial	12,973	4,645	4,438	22,056	6,014,967	62,420	6,099,443
Residential mortgage	5,461	1,788	1,950	9,199	1,030,883	9,150	1,049,232
Home equity lines of credit	2,112	864	902	3,878	688,520	1,612	694,010
Residential construction	509	63	190	762	209,515	734	211,011
Consumer direct	600	82	21	703	120,777	533	122,013
Indirect auto	750	323	633	1,706	205,986	—	207,692
Total loans	$22,405	$7,765	$8,134	$38,304	$8,270,648	$74,449	$8,383,401

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Based on the most recent analysis performed, the risk category of loans by class of loans as of the dates indicated is as follows (in thousands).

	Pass	Watch	Substandard	Doubtful / Loss	Total
As of June 30, 2019
Owner occupied commercial real estate	$1,579,711	$27,233	$40,570	$—	$1,647,514
Income producing commercial real estate	1,849,627	26,694	26,159	—	1,902,480
Commercial & industrial	1,223,909	38,156	36,204	—	1,298,269
Commercial construction	962,073	6,505	6,963	—	975,541
Equipment financing	666,262	—	2,047	—	668,309
Total commercial	6,281,582	98,588	111,943	—	6,492,113
Residential mortgage	1,087,280	—	11,552	—	1,098,832
Home equity lines of credit	670,414	—	3,398	—	673,812
Residential construction	217,288	—	689	—	217,977
Consumer direct	127,127	—	389	—	127,516
Indirect auto	152,893	—	1,852	—	154,745
Total loans, excluding PCI loans	8,536,584	98,588	129,823	—	8,764,995

Owner occupied commercial real estate	3,496	5,247	2,257	—	11,000
Income producing commercial real estate	26,046	9,652	1,391	—	37,089
Commercial & industrial	301	47	177	—	525
Commercial construction	4,143	617	2,438	—	7,198
Equipment financing	5,435	—	114	—	5,549
Total commercial	39,421	15,563	6,377	—	61,361
Residential mortgage	7,964	267	1,179	—	9,410
Home equity lines of credit	1,287	—	85	—	1,372
Residential construction	588	—	42	—	630
Consumer direct	413	11	26	—	450
Indirect auto	—	—	—	—	—
Total PCI loans	49,673	15,841	7,709	—	73,223

Total loan portfolio	$8,586,257	$114,429	$137,532	$—	$8,838,218

As of December 31, 2018
Owner occupied commercial real estate	$1,585,797	$16,651	$35,604	$—	$1,638,052
Income producing commercial real estate	1,735,456	20,923	17,730	—	1,774,109
Commercial & industrial	1,247,206	8,430	22,303	—	1,277,939
Commercial construction	777,780	4,533	7,938	—	790,251
Equipment financing	553,995	—	2,677	—	556,672
Total commercial	5,900,234	50,537	86,252	—	6,037,023
Residential mortgage	1,028,660	—	11,422	—	1,040,082
Home equity lines of credit	688,493	—	3,905	—	692,398
Residential construction	209,744	—	533	—	210,277
Consumer direct	121,247	19	214	—	121,480
Indirect auto	205,632	—	2,060	—	207,692
Total loans, excluding PCI loans	8,154,010	50,556	104,386	—	8,308,952

Owner occupied commercial real estate	3,352	2,774	3,726	—	9,852
Income producing commercial real estate	23,430	13,403	1,478	—	38,311
Commercial & industrial	266	48	94	—	408
Commercial construction	3,503	188	2,216	—	5,907
Equipment financing	7,725	—	217	—	7,942
Total commercial	38,276	16,413	7,731	—	62,420
Residential mortgage	6,914	—	2,236	—	9,150
Home equity lines of credit	1,492	—	120	—	1,612
Residential construction	687	—	47	—	734
Consumer direct	493	—	40	—	533
Indirect auto	—	—	—	—	—
Total PCI loans	47,862	16,413	10,174	—	74,449

Total loan portfolio	$8,201,872	$66,969	$114,560	$—	$8,383,401

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 7 – Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the details regarding amounts reclassified out of accumulated other comprehensive income for the periods indicated (in thousands).

Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2019	2018	2019	2018
Realized gains (losses) on available-for-sale securities:
	$149	$(364)	$(118)	$(1,304)	Securities gains (losses), net
	(38)	97	30	317	Income tax (expense) benefit
	$111	$(267)	$(88)	$(987)	Net of tax

Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity:
	$(93)	$(218)	$(177)	$(439)	Investment securities interest revenue
	22	55	42	109	Income tax benefit
	$(71)	$(163)	$(135)	$(330)	Net of tax

Amortization of losses included in net income on derivative financial instruments accounted for as cash flow hedges:
Amortization of losses on de-designated positions	$—	$(143)	$(102)	$(290)	Money market deposit interest expense
Amortization of losses on de-designated positions	(235)	—	(235)	—	Other expense
	(235)	(143)	(337)	(290)	Total before tax
	60	38	86	76	Income tax benefit
	$(175)	$(105)	$(251)	$(214)	Net of tax

Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan:
Prior service cost	$(159)	$(167)	$(318)	$(334)	Salaries and employee benefits expense
Actuarial losses	(14)	(60)	(29)	(120)	Other expense
	(173)	(227)	(347)	(454)	Total before tax
	44	73	88	131	Income tax benefit
	$(129)	$(154)	$(259)	$(323)	Net of tax

Total reclassifications for the period	$(264)	$(689)	$(733)	$(1,854)	Net of tax

Amounts shown above in parentheses reduce earnings.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 8 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$44,085	$39,634	$88,347	$77,292
Dividends and undistributed earnings allocated to unvested shares	(316)	(275)	(631)	(552)
Net income available to common shareholders	$43,769	$39,359	$87,716	$76,740

Weighted average shares outstanding:
Basic	79,673	79,745	79,739	79,477
Effect of dilutive securities
Stock options	1	10	2	10
Restricted stock units	4	—	4	—
Diluted	79,678	79,755	79,745	79,487

Net income per common share:
Basic	$0.55	$0.49	$1.10	$0.97
Diluted	$0.55	$0.49	$1.10	$0.97

At June 30, 2019, United excluded 1,000 potentially dilutive shares of common stock issuable upon exercise of stock options with a weighted average exercise price of $30.45 from the computation of diluted earnings per share because of their antidilutive effect.

At June 30, 2018, United had potentially dilutive warrants outstanding to purchase 219,909 shares of common stock at $61.40 per share. At June 30, 2018, there were no shares of potentially dilutive common stock issuable upon exercise of stock options granted to employees.

Note 9 – Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives
United is exposed to certain risks arising from both its business operations and economic conditions. United principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. United manages interest rate risk through a combination of pricing and term structure of deposit product offerings, the amount and duration of its investment securities portfolio and wholesale funding and, to a lesser degree, through the use of derivative financial instruments. From time to time, United enters into derivative financial instruments to manage interest rate risk exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. Derivative financial instruments are used to manage differences in the amount, timing, and duration of known or expected cash receipts and known or expected cash payments principally related to loans, investment securities, wholesale borrowings and deposits.

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

Derivatives designated as hedging instruments

Interest Rate Products	Balance Sheet Location	June 30, 2019	December 31, 2018
Fair value hedge of brokered CDs	Derivative liabilities	$806	$1,682
		$806	$1,682

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Derivatives not designated as hedging instruments

Interest Rate Products	Balance Sheet Location	June 30, 2019	December 31, 2018
Customer derivative positions	Derivative assets	$26,401	$5,216
Dealer offsets to customer derivative positions	Derivative assets	1,046	7,620
Mortgage banking - loan commitment	Derivative assets	2,062	1,190
Mortgage banking - forward sales commitment	Derivative assets	18	28
Bifurcated embedded derivatives	Derivative assets	5,682	10,651
		$35,209	$24,705

Customer derivative positions	Derivative liabilities	$6,406	$9,661
Dealer offsets to customer derivative positions	Derivative liabilities	905	781
Risk participations	Derivative liabilities	12	8
Mortgage banking - forward sales commitment	Derivative liabilities	513	259
Dealer offsets to bifurcated embedded derivatives	Derivative liabilities	8,127	13,339
De-designated hedges	Derivative liabilities	—	703
		$15,963	$24,751

Customer derivative positions are between United and certain commercial loan customers with offsetting positions to dealers under a back-to-back swap/cap program. In addition, to accommodate customers, United occasionally enters into credit risk participation agreements with counterparty banks to accept a portion of the credit risk related to interest rate swaps. The agreements, which are typically executed in conjunction with a participation in a loan with the same customer, allow customers to execute an interest rate swap with one bank while allowing for the distribution of the credit risk among participating members. Collateral used to support the credit risk for the underlying lending relationship is also available to offset the risk of credit risk participations and customer derivative positions.

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

Cash Flow Hedges of Interest Rate Risk
At June 30, 2019 and December 31, 2018 United did not have any active cash flow hedges. Changes in balance sheet composition and interest rate risk position made cash flow hedges not currently necessary as protection against rising interest rates. The loss remaining in other comprehensive income from prior hedges that had previously been de-designated was being amortized into earnings over the original term of the swaps as the forecasted transactions that the swaps were originally designated to hedge were still expected to occur. During the second quarter of 2019, United amortized the remaining balance of losses on terminated hedging positions from other comprehensive income, which was the only effect of cash flow hedges on the consolidated statements of income for the three and six months ended June 30, 2019 and 2018. See Note 7 for further detail.

Fair Value Hedges of Interest Rate Risk
United is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in interest rates. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in interest rates. Interest rate swaps designated as fair value hedges of brokered deposits involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. At June 30, 2019, United had four interest rate swaps with a notional amount of $37.9 million that were designated as fair value hedges of interest rate risk and were pay-variable / receive-fixed swaps hedging the changes in the fair value of fixed-rate brokered time deposits resulting from changes in interest rates. As of June 30, 2019, the hedged brokered time deposits, which were included in brokered deposits on the consolidated balance sheet, had a carrying value of $36.1 million, which included cumulative fair value hedging adjustments of $713,000. At December 31, 2018, United had four interest rate swaps with an aggregate notional amount of $39.0 million that were designated as

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

fair value hedges of interest rate risk and were pay-variable / receive-fixed, hedging the changes in the fair value of fixed-rate brokered time deposits resulting from changes in interest rates.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives. United also recognized a net increase in interest expense of $102,000 and $203,000, respectively, for the three and six months ended June 30, 2019 and a net increase in interest expense of $66,000 and $80,000, respectively, for the three and six months ended June 30, 2018 related to fair value hedges of brokered time deposits, which includes net settlements on the derivatives. United recognized an increase in interest revenue on securities during the six months ended June 30, 2018 of $17,000 related to fair value hedges of corporate bonds which were terminated during the first quarter of 2018.

The table below presents the effect of derivatives in fair value hedging relationships on the consolidated statement of income for the periods indicated (in thousands).

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
		2019	2018	2019	2018
Three Months Ended June 30,
Fair value hedges of brokered CDs	Interest expense	$149	$(144)	$(151)	$25
		$149	$(144)	$(151)	$25

Six Months Ended June 30,
Fair value hedges of brokered CDs	Interest expense	$600	$(837)	$(613)	$569
Fair value hedges of corporate bonds	Interest revenue	—	(336)	—	405
		$600	$(1,173)	$(613)	$974

In certain cases, the estate of deceased brokered certificate of deposit holders may put the certificate of deposit back to United at par upon the death of the holder. When these estate puts occur, a gain or loss is recognized for the difference between the fair value and the par amount of the deposits put back. The change in the fair value of brokered time deposits that are being hedged in fair value hedging relationships reported in the table above includes gains and losses from estate puts.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Derivatives Not Designated as Hedging Instruments
The table below presents the gains and losses recognized in income on derivatives not designated as hedging instruments for the periods indicated (in thousands).

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2019	2018
Three Months Ended June 30,
Customer derivatives and dealer offsets	Other noninterest income	$1,224	$643
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	(74)	12
De-designated hedges	Other noninterest income	—	(17)
Mortgage banking derivatives	Mortgage loan revenue	(748)	156
Risk participations	Other noninterest income	(6)	15
		$396	$809

Six Months Ended June 30,
Customer derivatives and dealer offsets	Other noninterest income	$1,727	$1,417
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	144	381
Interest rate caps	Other noninterest income	—	276
De-designated hedges	Other noninterest income	(193)	(83)
Mortgage banking derivatives	Mortgage loan revenue	(938)	1,420
Risk participations	Other noninterest income	(4)	12
		$736	$3,423

Credit-Risk-Related Contingent Features
United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each non-customer counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. As of June 30, 2019, collateral totaling $14.8 million was pledged toward derivatives in a liability position.

United’s agreements with each of its derivative counterparties provide that if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivatives counterparties also include provisions that if not met, could result in United being declared in default. United has agreements with certain of its derivative counterparties that provide that if United fails to maintain its status as a well-capitalized institution or is subject to a prompt corrective action directive, the counterparty could terminate the derivative positions and United would be required to settle its obligations under the agreements. Derivatives that are centrally cleared do not have credit-risk-related features that would require additional collateral if United’s credit rating were downgraded.

Note 10 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years, although certain acquisition-related performance grants may have periods of less than four years and up to ten years) with an exercisable period not to exceed ten years. Certain options, restricted stock and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan). Through June 30, 2019, incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards, base salary stock grants and performance share awards have been granted under the plan. As of June 30, 2019, 1.51 million additional awards remained available for grant under the plan.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table shows stock option activity for the first six months of 2019.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2018	47,139	$27.07
Exercised	(12,000)	16.44
Cancelled/forfeited	(2,396)	29.68
Expired	(30,243)	31.43
Outstanding at June 30, 2019	2,500	22.81	2.1	$16

Exercisable at June 30, 2019	2,500	22.81	2.1	16

The fair value of each option is estimated on the date of grant using the Black-Scholes model. No stock options were granted during the six months ended June 30, 2019 and 2018.

United recognized $12,000 in compensation expense related to stock options during the six months ended June 30, 2018, and no compensation expense related to stock options in the same period of 2019. The amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period.

The table below presents restricted stock units activity for the first six months of 2019.

Restricted Stock Unit Awards	Shares	Weighted- Average Grant- Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2018	759,746	$27.66
Granted	91,139	26.80
Vested	(71,616)	26.16		$2,026
Cancelled	(20,887)	25.83
Outstanding at June 30, 2019	758,382	27.74	4.1	21,649

Compensation expense for restricted stock units without market conditions is based on the market value of United’s common stock on the date of grant. United recognizes the impact of forfeitures as they occur. The value of restricted stock unit awards is amortized into expense over the service period. For the six months ended June 30, 2019 and 2018, expense of $5.83 million and $2.11 million, respectively, was recognized related to restricted stock unit awards granted to United employees. Of the expense related to restricted stock unit awards during the six months ended June 30, 2019, $1.38 million related to the modification of existing awards resulting from an acceleration of vesting of awards due to retirement and $740,000 related to awards granted in conjunction with an acquisition, both of which were recognized in merger-related and other charges in the consolidated statement of income. The remaining expense of $3.71 million for the six months ended June 30, 2019 was recognized in salaries and employee benefits expense, as was the entire amount for the six months ended June 30, 2018. In addition, for the six months ended June 30, 2019 and 2018, $169,000 and $156,000, respectively, was recognized in other operating expense for restricted stock unit awards granted to members of United’s board of directors.

A deferred income tax benefit related to stock-based compensation expense of $1.53 million and $581,000 was included in the determination of income tax expense for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, there was $13.0 million of unrecognized expense related to non-vested restricted stock unit awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.3 years. As of June 30, 2019, there was no unrecognized expense related to non-vested stock options granted under the plan.

Note 11 – Common Stock

In November of 2018, United’s Board of Directors approved an increase and extension of the existing common stock repurchase plan through December 31, 2019. Under the program, up to $50 million may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased depends on a number of factors, including the market price of United’s common stock,

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

general market and economic conditions, and applicable legal requirements. During the six months ended June 30, 2019, 305,052 shares were repurchased under the program. During the six months ended June 30, 2018, no shares were repurchased under the program. As of June 30, 2019, United had remaining authorization to repurchase up to $42.2 million of outstanding common stock under the program.

Note 12 – Income Taxes

The income tax provision for the three and six months ended June 30, 2019 was $13.2 million and $26.1 million, respectively, which represented effective tax rates of 23.0% and 22.8%, respectively, for those periods. The income tax provision for the three and six months ended June 30, 2018 was $13.5 million and $24.3 million, respectively, which represented effective tax rates of 25.5% and 23.9%, respectively, for those periods.

At June 30, 2019 and December 31, 2018, United maintained a valuation allowance on its net deferred tax asset of $3.37 million. Management assesses the valuation allowance recorded against its net deferred tax asset at each reporting period. The determination of whether a valuation allowance for its net deferred tax asset is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management’s conclusion at June 30, 2019 that it was more likely than not that the net deferred tax asset of $40.9 million will be realized is based upon management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts that consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of the net deferred tax asset.

United is subject to income taxation in the United States and various state jurisdictions. United’s federal and state income tax returns are filed on a consolidated basis. Currently, no years for which United filed a federal income tax return are under examination by the IRS, and there are no state tax examinations currently in progress. United is no longer subject to income tax examinations from state and local income tax authorities for years before 2015. Although it is not possible to know the ultimate outcome of future examinations, management believes that the liability recorded for uncertain tax positions is appropriate. At June 30, 2019 and December 31, 2018, unrecognized income tax benefits related to uncertain tax positions totaled $3.51 million and $3.26 million, respectively.

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

In instances when the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The following is a description of the valuation methodologies used for assets and liabilities recorded at fair value.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

Servicing Rights for SBA/USDA Loans
United recognizes servicing rights upon the sale of SBA/USDA loans sold with servicing retained. Management has elected to carry this asset at fair value. Given the nature of the asset, the key valuation inputs are unobservable, and management classifies this asset as Level 3.

Residential Mortgage Servicing Rights
United recognizes servicing rights upon the sale of residential mortgage loans sold with servicing retained. Management has elected to carry this asset at fair value. Given the nature of the asset, the key valuation inputs are unobservable, and management classifies this asset as Level 3.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Pension Plan Assets
For information on the fair value of pension plan assets, see Note 17 in the 2018 10-K.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

June 30, 2019	Level 1	Level 2	Level 3	Total
Assets:
Debt securities available for sale:
U.S. Treasuries	$153,939	$—	$—	$153,939
U.S. Government agencies	—	3,711	—	3,711
State and political subdivisions	—	225,525	—	225,525
Residential mortgage-backed securities	—	1,333,231	—	1,333,231
Commercial mortgage-backed securities	—	339,717	—	339,717
Corporate bonds	—	200,174	995	201,169
Asset-backed securities	—	109,210	—	109,210
Equity securities with readily available fair values	1,816	—	—	1,816
Mortgage loans held for sale	—	46,285	—	46,285
Deferred compensation plan assets	7,185	—	—	7,185
Servicing rights for SBA/USDA loans	—	—	7,380	7,380
Residential mortgage servicing rights	—	—	10,679	10,679
Derivative financial instruments	—	27,465	7,744	35,209
Total assets	$162,940	$2,285,318	$26,798	$2,475,056

Liabilities:
Deferred compensation plan liability	$7,204	$—	$—	$7,204
Derivative financial instruments	—	7,757	9,012	16,769
Total liabilities	$7,204	$7,757	$9,012	$23,973

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Debt securities available for sale
U.S. Treasuries	$149,307	$—	$—	$149,307
U.S. Agencies	—	25,553	—	25,553
State and political subdivisions	—	233,941	—	233,941
Residential mortgage-backed securities	—	1,445,910	—	1,445,910
Commercial mortgage-backed securities	—	391,917	—	391,917
Corporate bonds	—	198,168	995	199,163
Asset-backed securities	—	182,676	—	182,676
Equity securities with readily available fair values	1,076	—	—	1,076
Mortgage loans held for sale	—	18,935	—	18,935
Deferred compensation plan assets	6,404	—	—	6,404
Servicing rights for SBA/USDA loans	—	—	7,510	7,510
Residential mortgage servicing rights	—	—	11,877	11,877
Derivative financial instruments	—	12,864	11,841	24,705
Total assets	$156,787	$2,509,964	$32,223	$2,698,974

Liabilities:
Deferred compensation plan liability	$6,404	$—	$—	$6,404
Derivative financial instruments	—	10,701	15,732	26,433
Total liabilities	$6,404	$10,701	$15,732	$32,837

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table shows a reconciliation of the beginning and ending balances for the periods indicated for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	2019					2018
	Derivative Asset	Derivative Liability	Servicing rights for SBA/USDA loans	Residential mortgage servicing rights	Debt Securities Available-for-Sale	Derivative Asset	Derivative Liability	Servicing rights for SBA/USDA loans	Residential mortgage servicing rights	Debt Securities Available-for-Sale
Three Months Ended June 30,
Balance at beginning of period	$9,561	$11,444	$7,401	$11,447	$995	$13,877	$17,788	$7,470	$9,718	$900
Additions	—	—	405	1,228	—	—	—	613	1,182	—
Sales and settlements	—	—	(188)	(153)	—	—	—	(316)	(126)	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	90
Amounts included in earnings - fair value adjustments	(1,817)	(2,432)	(238)	(1,843)	—	633	578	(258)	27	—
Balance at end of period	$7,744	$9,012	$7,380	$10,679	$995	$14,510	$18,366	$7,509	$10,801	$990

Six Months Ended June 30,
Balance at beginning of period	$11,841	$15,732	$7,510	$11,877	$995	$12,207	$16,744	$7,740	$8,262	$900
Business combinations	—	—	—	—	—	—	—	(354)	—	—
Additions	—	—	780	2,091	—	—	—	1,092	2,108	—
Sales and settlements	(1,135)	(2,330)	(551)	(303)	—	(1,029)	(1,347)	(407)	(206)	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	90
Amounts included in earnings - fair value adjustments	(2,962)	(4,390)	(359)	(2,986)	—	3,332	2,969	(562)	637	—
Balance at end of period	$7,744	$9,012	$7,380	$10,679	$995	$14,510	$18,366	$7,509	$10,801	$990

The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis as of the dates indicated (in thousands).

	Fair Value				Weighted Average
Level 3 Assets and Liabilities	June 30, 2019	December 31, 2018	Valuation Technique		June 30, 2019	December 31, 2018
				Unobservable Inputs
Servicing rights for SBA/USDA loans	$7,380	$7,510	Discounted cash flow	Discount rate	12.7%	14.5%
				Prepayment rate	13.8%	12.1%
Residential mortgage servicing rights	10,679	11,877	Discounted cash flow	Discount rate	10.0%	10.0%
				Prepayment rate	15.7%	10.6%
Corporate bonds	995	995	Indicative bid provided by a broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	N/A	N/A
Derivative assets - mortgage	2,062	1,190	Internal model	Pull through rate	79.6%	80.7%
Derivative assets - other	5,682	10,651	Dealer priced	Dealer priced	N/A	N/A
Derivative liabilities - risk participations	12	8	Internal model	Probable exposure rate	0.38%	0.44%
				Probability of default rate	1.80%	1.80%
Derivative liabilities - other	9,000	15,724	Dealer priced	Dealer priced	N/A	N/A

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Fair Value Option
At June 30, 2019, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $46.3 million and $44.7 million, respectively. At December 31, 2018, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $18.9 million and $18.2 million, respectively. Interest income on these loans is calculated based on the note rate of the loan and is recorded in interest revenue. During the three and six months ended June 30, 2019, changes in fair value of these loans resulted in net gains of $569,000 and $875,000, respectively. During the three and six months ended June 30, 2018, changes in fair value of these loans resulted in net gains of $326,000 and $254,000, respectively. Gains and losses resulting from the change in fair value of these loans are recorded in mortgage loan and other related fees. These changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of all assets that were still held as of June 30, 2019 and December 31, 2018, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented (in thousands).

	Level 1	Level 2	Level 3	Total
June 30, 2019
Loans	$—	$—	$6,818	$6,818

December 31, 2018
Loans	$—	$—	$8,631	$8,631

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
Notes to Consolidated Financial Statements (Unaudited)

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

		Fair Value Level
	Carrying Amount	Level 1	Level 2	Level 3	Total
June 30, 2019
Assets:
Securities held to maturity	$253,398	$—	$256,975	$—	$256,975
Loans and leases, net	8,776,014	—	—	8,744,080	8,744,080

Liabilities:
Deposits	10,591,270	—	10,582,561	—	10,582,561
Federal Home Loan Bank advances	160,000	—	159,989	—	159,989
Long-term debt	247,952	—	—	256,373	256,373

December 31, 2018
Assets:
Securities held to maturity	$274,407	$—	$268,803	$—	$268,803
Loans and leases, net	8,322,198	—	—	8,277,387	8,277,387

Liabilities:
Deposits	10,534,513	—	10,528,834	—	10,528,834
Federal Home Loan Bank advances	160,000	—	159,988	—	159,988
Long-term debt	267,189	—	—	278,996	278,996

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

The following table summarizes the contractual amount of off-balance sheet instruments as of the dates indicated (in thousands).

	June 30, 2019	December 31, 2018
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,149,751	$2,129,463
Letters of credit	29,292	25,447

United’s wholly-owned bank subsidiary, United Community Bank (the “Bank”), holds minor investments in certain limited partnerships for Community Reinvestment Act purposes. As of June 30, 2019, the Bank had committed to fund an additional $7.54 million related to future capital calls that had not been reflected in the consolidated balance sheet.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 15 – Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands):

	June 30, 2019	December 31, 2018
Core deposit intangible	$65,452	$62,652
Less: accumulated amortization	(48,391)	(46,141)
Net core deposit intangible	17,061	16,511
Noncompete agreements	3,144	3,144
Less: accumulated amortization	(3,080)	(2,695)
Net noncompete agreements	64	449
Total intangibles subject to amortization, net	17,125	16,960
Goodwill	327,425	307,112
Total goodwill and other intangible assets, net	$344,550	$324,072

The following is a summary of changes in the carrying amounts of goodwill (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
2019	Goodwill	Accumulated Impairment Losses	Goodwill, net of Accumulated Impairment Losses	Goodwill	Accumulated Impairment Losses	Goodwill, net of Accumulated Impairment Losses
Balance, beginning of period	$612,702	$(305,590)	$307,112	$612,702	$(305,590)	$307,112
Acquisition of FMBT	20,313	—	20,313	20,313	—	20,313
Balance, end of period	$633,015	$(305,590)	$327,425	$633,015	$(305,590)	$327,425

2018
Balance, beginning of period	$612,009	$(305,590)	$306,419	$526,181	$(305,590)	$220,591
Acquisition of Navitas	390	—	390	87,379	—	87,379
Measurement period adjustments(1)	303	—	303	(858)	—	(858)
Balance, end of period	$612,702	$(305,590)	$307,112	$612,702	$(305,590)	$307,112

(1) Measurement period adjustments for the three and six months ended June 30, 2018, were related to Four Oaks Fincorp, Inc. and HCSB Financial Corporation.

The estimated aggregate amortization expense for future periods for core deposit intangibles and noncompete agreements is as follows (in thousands):

Year
Remainder of 2019	$2,304
2020	3,842
2021	3,019
2022	2,379
2023	1,852
Thereafter	3,729
Total	$17,125

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 16 - Operating Leases

United’s leases for which it is the lessee consist of operating leases for land, buildings, and equipment. Payments related to these leases consist primarily of base rent and, in the case of building leases, additional operating costs associated with the leased property such as common area maintenance and utilities. In most cases these operating costs vary over the term of the lease, and therefore are classified as variable lease costs, which are recognized as incurred in the consolidated statement of income. In addition, certain operating leases include costs such as property taxes and insurance, which are recognized as incurred in the consolidated statement of income. Many of United’s operating leases contain renewal options, most of which are excluded from the measurement of the right-of-use asset and lease liability as they are not reasonably certain to be exercised. United also subleases and leases certain real estate properties to third parties under operating leases. As of June 30, 2019, United had a right-of-use asset and lease liability of $21.6 million and $24.0 million, respectively, included in other assets and other liabilities, respectively, on the balance sheet.

The table below presents the operating lease income and expense recognized for the periods indicated (in thousands).

	Income Statement Location	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	Occupancy expense	$1,253	$2,511
Variable lease cost	Occupancy expense	113	224
Short-term lease cost	Occupancy expense	21	40
Total lease cost		$1,387	$2,775

Sublease income and rental income from owned properties under operating leases	Other noninterest income	$260	625

As of June 30, 2019, the weighted average remaining lease term and weighted average discount rate of operating leases was 5.76 years and 2.80%, respectively. Absent a readily determinable interest rate in the lease agreement, the discount rate applied to each individual lease obligation was the Bank’s incremental borrowing rate for secured borrowings.

As of June 30, 2019, future minimum lease payments under operating leases were as follows (in thousands):

Year
Remainder of 2019	$2,265
2020	5,253
2021	4,983
2022	4,553
2023	3,979
Thereafter	5,092
Total	26,125
Less discount	(2,108)
Present value of lease liability	$24,017

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

Note 17 - Subsequent Events

Dividends Declared
On August 7, 2019, United’s Board of Directors approved a regular quarterly cash dividend of $0.17 per common share. The dividend is payable October 5, 2019, to shareholders of record on September 15, 2019.

Stock Repurchases
As of August 7, 2019, United had repurchased 60,000 shares totaling $1.59 million during August of 2019 through its common stock repurchase plan.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at June 30, 2019 and December 31, 2018 and our results of operations for the three and six months ended June 30, 2019 and June 30, 2018. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. The following discussion and analysis should be read along with our consolidated financial statements and related notes included in Part I - Item 1 of this Quarterly Report on Form 10-Q and the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 10-K”) and the other reports we have filed with the SEC after we filed the 2018 10-K.

Overview

The Holding Company is a bank holding company incorporated in the state of Georgia in 1987, which began operations in 1988 by acquiring the capital stock of the Bank, a Georgia state-chartered bank that opened in 1950. United offers a wide array of commercial and consumer banking services and investment advisory services through a 147-branch network throughout Georgia, South Carolina, North Carolina and Tennessee.

On May 1, 2019, United completed the acquisition of First Madison Bank and Trust (“FMBT”). FMBT’s results are included in United’s consolidated results beginning on the acquisition date.

At June 30, 2019, United had total consolidated assets of $12.8 billion, total loans of $8.84 billion, total deposits of $10.6 billion, and shareholders’ equity of $1.57 billion. United reported net income of $44.1 million, or $0.55 per diluted share, for the second quarter of 2019, compared to net income of $39.6 million, or $0.49 per diluted share, for the second quarter of 2018. For the six months ended June 30, 2019, United reported net income of $88.3 million, or $1.10 per diluted share, compared to $77.3 million, or $0.97 per diluted share for the first six months of 2018.

Net interest revenue increased to $118 million for the second quarter of 2019, compared to $108 million for the second quarter of 2018, due to higher loan volume and rising interest rates. The net interest margin increased to 4.12% for the three months ended June 30, 2019 from 3.90% for the same period in 2018 primarily due to loan growth, including the addition of the FMBT loan portfolio, the positive effect of rising interest rates on United’s asset sensitive balance sheet, and the reduction of borrowed funds since June 30, 2018. These improvements were partially offset by increased interest expense on interest-bearing deposits primarily due to an increase in interest rates. For the six months ended June 30, 2019, net interest revenue was $233 million and the net interest margin was 4.11% compared to net interest revenue of $212 million and net interest margin of 3.85% for the same period in 2018. These improvements are also attributable to the same factors affecting the second quarter, as well as the inclusion, during the first half of 2019, of higher yielding equipment financing loans acquired from NLFC Holdings Corp. and its subsidiaries, collectively known as “Navitas”.

The provision for credit losses was $3.25 million for the second quarter of 2019, compared to $1.80 million for the second quarter of 2018. For the six months ended June 30, 2019, the provision for credit losses was $6.55 million, compared to $5.60 million for the same period in 2018. Net charge-offs for the second quarter of 2019 were $2.44 million compared to $1.36 million for the same period in 2018.

As of June 30, 2019, United’s allowance for loan losses was $62.2 million, or 0.70% of loans, compared to $61.2 million, or 0.73% of loans, at December 31, 2018, reflecting stable asset quality. At June 30, 2019 and December 31, 2018, nonperforming assets of $26.7 million and $25.1 million, respectively, were 0.21% and 0.20% of total assets, respectively.

Noninterest income of $24.5 million for the second quarter of 2019 was up $1.19 million, or 5%, from the second quarter of 2018. The increase was primarily attributable to the increases in ATM and debit card fees, brokerage fees, fees earned on customer derivatives, and securities gains recognized in comparison to losses recognized for the same period last year. These increases were partially offset by decreases in gains on sales of United’s Small Business Administration and United States Department of Agriculture (“SBA/USDA”) loans. For the first six months of 2019, total noninterest income remained relatively consistent compared to the same period of 2018 due to the decrease in mortgage loan and related fees resulting from negative fair value adjustments on the mortgage servicing right asset and nominal securities losses in comparison to the $1.30 million of securities losses recorded during the same period of last year.

For the second quarter and first six months of 2019, noninterest expenses of $81.8 million and $158 million, respectively, increased $4.96 million and $7.57 million, respectively, from the same periods of 2018. The increase was primarily attributable to increases in salaries and employee benefits and communications and equipment costs. Merger-related and other charges also contributed to the increase for the second quarter due to the acquisition of FMBT, branch closure costs and executive retirement charges. Increases in salaries and employee benefits were driven by several factors, including the addition of FMBT employees, the inclusion of Navitas employees for the full period in 2019, annual merit-based salary increases awarded in second quarter, and investments in new staff for key areas of the bank. The increase in communications and equipment expense was primarily a result of increased software maintenance and the addition of new software contracts. These increases were offset by decreases in FDIC assessments and other regulatory charges, other non-interest expenses, and amortization of intangibles.

Critical Accounting Policies

The accounting and reporting policies of United are in accordance with accounting principles generally accepted in the United States (“GAAP”) and conform to general practices within the banking industry. There have been no significant changes to the Critical Accounting Policies as described in United’s 2018 10-K.

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

Results of Operations

United reported net income and diluted earnings per common share of $44.1 million and $0.55, respectively, for the second quarter of 2019. This compared to net income and diluted earnings per common share of $39.6 million and $0.49, respectively, for the same period in 2018. For the six months ended June 30, 2019, United reported net income and diluted earnings per share of $88.3 million and $1.10, respectively, compared to net income and diluted earnings per share of $77.3 million and $0.97, respectively, for the same period in 2018.

United reported net income - operating (non-GAAP) of $47.2 million and $92.1 million for the second quarter and first six months of 2019, compared to $42.4 million and $82.1 million for the same periods in 2018. For the second quarter and first six months of 2019, net income - operating (non-GAAP) excludes merger-related, branch closure, and executive retirement charges, which net of tax, totaled $3.15 million and $3.71 million, respectively. For the second quarter and first six months of 2018, net income - operating (non-GAAP) excludes merger-related, branch closure charges and a deferred tax asset impairment charge resulting from Georgia lowering its corporate income tax rate, which net of tax, totaled $2.75 million and $4.77 million, respectively.

UNITED COMMUNITY BANKS, INC.
Table 1 - Financial Highlights
Selected Financial Information
	2019		2018			Second Quarter 2019 - 2018 Change	For the Six Months Ended June 30,		YTD 2019 - 2018 Change
(in thousands, except per share data)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter		2019	2018
INCOME SUMMARY
Interest revenue	$139,156	$136,516	$133,854	$128,721	$122,215		$275,672	$237,505
Interest expense	21,372	20,882	18,975	16,611	13,739		42,254	25,744
Net interest revenue	117,784	115,634	114,879	112,110	108,476	9%	233,418	211,761	10%
Provision for credit losses	3,250	3,300	2,100	1,800	1,800	81	6,550	5,600	17
Noninterest income	24,531	20,968	23,045	24,180	23,340	5	45,499	45,736	(1)
Total revenue	139,065	133,302	135,824	134,490	130,016	7	272,367	251,897	8
Expenses	81,813	76,084	78,242	77,718	76,850	6	157,897	150,325	5
Income before income tax expense	57,252	57,218	57,582	56,772	53,166	8	114,470	101,572	13
Income tax expense	13,167	12,956	12,445	13,090	13,532	(3)	26,123	24,280	8
Net income	44,085	44,262	45,137	43,682	39,634	11	88,347	77,292	14
Merger-related and other charges	4,087	739	1,234	592	2,873		4,826	5,519
Income tax benefit of merger-related and other charges	(940)	(172)	(604)	(141)	(121)		(1,112)	(749)
Net income - operating (1)	$47,232	$44,829	$45,767	$44,133	$42,386	11	$92,061	$82,062	12

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$0.55	$0.55	$0.56	$0.54	$0.49	12	$1.10	$0.97	13
Diluted net income - operating (1)	0.59	0.56	0.57	0.55	0.53	11	1.15	1.03	12
Cash dividends declared	0.17	0.16	0.16	0.15	0.15	13	0.33	0.27	22
Book value	19.65	18.93	18.24	17.56	17.29	14	19.65	17.29	14
Tangible book value (3)	15.38	14.93	14.24	13.54	13.25	16	15.38	13.25	16
Key performance ratios:
Return on common equity - GAAP (2)(4)	11.45%	11.85%	12.08%	11.96%	11.20%		11.65%	11.15%
Return on common equity - operating (1)(2)(4)	12.27	12.00	12.25	12.09	11.97		12.14	11.84
Return on tangible common equity - operating (1)(2)(3)(4)	15.88	15.46	15.88	15.81	15.79		15.67	15.53
Return on assets - GAAP (4)	1.40	1.44	1.43	1.41	1.30		1.42	1.28
Return on assets - operating (1)(4)	1.50	1.45	1.45	1.42	1.39		1.48	1.36
Dividend payout ratio - GAAP	30.91	29.09	28.57	27.78	30.61		30.00	27.84
Dividend payout ratio - operating (1)	28.81	28.57	28.07	27.27	28.30		28.70	26.21
Net interest margin (fully taxable equivalent) (4)	4.12	4.10	3.97	3.95	3.90		4.11	3.85
Efficiency ratio - GAAP	57.28	55.32	56.73	56.82	57.94		56.32	57.89
Efficiency ratio - operating (1)	54.42	54.78	55.83	56.39	55.77		54.60	55.76
Average equity to average assets	12.14	11.82	11.35	11.33	11.21		11.98	11.13
Average tangible common equity to average assets (3)	9.79	9.53	9.04	8.97	8.83		9.66	8.82
Tangible common equity to risk-weighted assets (3)	12.38	12.48	12.00	11.61	11.36		12.38	11.36

ASSET QUALITY
Nonperforming loans	$26,597	$23,624	$23,778	$22,530	$21,817	22	$26,597	$21,817	22
Foreclosed properties	75	1,127	1,305	1,336	2,597	(97)	75	2,597	(97)
Total nonperforming assets ("NPAs")	26,672	24,751	25,083	23,866	24,414	9	26,672	24,414	9
Allowance for loan losses	62,204	61,642	61,203	60,940	61,071	2	62,204	61,071	2
Net charge-offs	2,438	3,130	1,787	1,466	1,359	79	5,568	2,860	95
Allowance for loan losses to loans	0.70%	0.73%	0.73%	0.74%	0.74%		0.70%	0.74%
Net charge-offs to average loans (4)	0.11	0.15	0.09	0.07	0.07		0.13	0.07
NPAs to loans and foreclosed properties	0.30	0.29	0.30	0.29	0.30		0.30	0.30
NPAs to total assets	0.21	0.20	0.20	0.19	0.20		0.21	0.20

AVERAGE BALANCES ($ in millions)
Loans	$8,670	$8,430	$8,306	$8,200	$8,177	6	$8,551	$8,086	6
Investment securities	2,674	2,883	3,004	2,916	2,802	(5)	2,778	2,836	(2)
Earning assets	11,534	11,498	11,534	11,320	11,193	3	11,516	11,135	3
Total assets	12,608	12,509	12,505	12,302	12,213	3	12,559	12,163	3
Deposits	10,493	10,361	10,306	9,950	9,978	5	10,427	9,869	6
Shareholders’ equity	1,531	1,478	1,420	1,394	1,370	12	1,505	1,353	11
Common shares - basic (thousands)	79,673	79,807	79,884	79,806	79,753	—	79,739	79,477	—
Common shares - diluted (thousands)	79,678	79,813	79,890	79,818	79,755	—	79,745	79,487	—

AT PERIOD END ($ in millions)
Loans	$8,838	$8,493	$8,383	$8,226	$8,220	8	$8,838	$8,220	8
Investment securities	2,620	2,720	2,903	2,873	2,834	(8)	2,620	2,834	(8)
Total assets	12,779	12,506	12,573	12,405	12,386	3	12,779	12,386	3
Deposits	10,591	10,534	10,535	10,229	9,966	6	10,591	9,966	6
Shareholders’ equity	1,566	1,508	1,458	1,402	1,379	14	1,566	1,379	14
Common shares outstanding (thousands)	79,075	79,035	79,234	79,202	79,138	—	79,075	79,138	—

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

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Non-GAAP Performance Measures Reconciliation
Selected Financial Information
	2019		2018			For the Six Months Ended June 30,
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2019	2018
(in thousands, except per share data)

Expense reconciliation
Expenses (GAAP)	$81,813	$76,084	$78,242	$77,718	$76,850	$157,897	$150,325
Merger-related and other charges	(4,087)	(739)	(1,234)	(592)	(2,873)	(4,826)	(5,519)
Expenses - operating	$77,726	$75,345	$77,008	$77,126	$73,977	$153,071	$144,806

Net income reconciliation
Net income (GAAP)	$44,085	$44,262	$45,137	$43,682	$39,634	$88,347	$77,292
Merger-related and other charges	4,087	739	1,234	592	2,873	4,826	5,519
Income tax benefit of merger-related and other charges	(940)	(172)	(604)	(141)	(121)	(1,112)	(749)
Net income - operating	$47,232	$44,829	$45,767	$44,133	$42,386	$92,061	$82,062

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$0.55	$0.55	$0.56	$0.54	$0.49	$1.10	$0.97
Merger-related and other charges	0.04	0.01	0.01	0.01	0.04	0.05	0.06
Diluted income per common share - operating	$0.59	$0.56	$0.57	$0.55	$0.53	$1.15	$1.03

Book value per common share reconciliation
Book value per common share (GAAP)	$19.65	$18.93	$18.24	$17.56	$17.29	$19.65	$17.29
Effect of goodwill and other intangibles	(4.27)	(4.00)	(4.00)	(4.02)	(4.04)	(4.27)	(4.04)
Tangible book value per common share	$15.38	$14.93	$14.24	$13.54	$13.25	$15.38	$13.25

Return on tangible common equity reconciliation
Return on common equity (GAAP)	11.45%	11.85%	12.08%	11.96%	11.20%	11.65%	11.15%
Merger-related and other charges	0.82	0.15	0.17	0.13	0.77	0.49	0.69
Return on common equity - operating	12.27	12.00	12.25	12.09	11.97	12.14	11.84
Effect of goodwill and other intangibles	3.61	3.46	3.63	3.72	3.82	3.53	3.69
Return on tangible common equity - operating	15.88%	15.46%	15.88%	15.81%	15.79%	15.67%	15.53%

Return on assets reconciliation
Return on assets (GAAP)	1.40%	1.44%	1.43%	1.41%	1.30%	1.42%	1.28%
Merger-related and other charges	0.10	0.01	0.02	0.01	0.09	0.06	0.08
Return on assets - operating	1.50%	1.45%	1.45%	1.42%	1.39%	1.48%	1.36%

Dividend payout ratio reconciliation
Dividend payout ratio (GAAP)	30.91%	29.09%	28.57%	27.78%	30.61%	30.00%	27.84%
Merger-related and other charges	(2.10)	(0.52)	(0.50)	(0.51)	(2.31)	(1.30)	(1.63)
Dividend payout ratio - operating	28.81%	28.57%	28.07%	27.27%	28.30%	28.70%	26.21%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	57.28%	55.32%	56.73%	56.82%	57.94%	56.32%	57.89%
Merger-related and other charges	(2.86)	(0.54)	(0.90)	(0.43)	(2.17)	(1.72)	(2.13)
Efficiency ratio - operating	54.42%	54.78%	55.83%	56.39%	55.77%	54.60%	55.76%

Average equity to assets reconciliation
Equity to average assets (GAAP)	12.14%	11.82%	11.35%	11.33%	11.21%	11.98%	11.13%
Effect of goodwill and other intangibles	(2.35)	(2.29)	(2.31)	(2.36)	(2.38)	(2.32)	(2.31)
Average tangible common equity to average assets	9.79%	9.53%	9.04%	8.97%	8.83%	9.66%	8.82%

Tangible common equity to risk-weighted assets reconciliation
Tier 1 capital ratio (Regulatory)	12.38%	12.69%	12.42%	12.25%	11.94%	12.38%	11.94%
Effect of other comprehensive income	0.07	(0.17)	(0.44)	(0.68)	(0.57)	0.07	(0.57)
Effect of deferred tax limitation	0.18	0.22	0.28	0.30	0.33	0.18	0.33
Effect of trust preferred	(0.25)	(0.26)	(0.26)	(0.26)	(0.34)	(0.25)	(0.34)
Tangible common equity to risk-weighted assets	12.38%	12.48%	12.00%	11.61%	11.36%	12.38%	11.36%

Net Interest Revenue

Net interest revenue, which is the difference between the interest earned on assets and the interest paid on deposits and borrowed funds, is the single largest component of total revenue. Management seeks to optimize this revenue while balancing interest rate, credit and liquidity risks.

The banking industry uses two ratios to measure the relative profitability of net interest revenue. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread eliminates the effect of noninterest-bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is an indication of the profitability of a company’s balance sheet and is defined as net interest revenue as a percent of average total interest-earning assets, which includes the positive effect of funding a portion of interest-earning assets with noninterest-bearing deposits and stockholders’ equity.

Net interest revenue for the second quarter of 2019 and 2018 was $118 million and $108 million, respectively. As set forth in the following tables, fully taxable equivalent net interest revenue for the second quarter of 2019 was $118 million, representing an increase of $9.50 million, or 9%, from the same period in 2018. The net interest spread and net interest margin for the second quarter of 2019 of 3.72% and 4.12%, respectively, increased seven basis points and 22 basis points, respectively, from the second quarter of 2018. For the first six months of 2019 and 2018, net interest revenue was $233 million and $212 million, respectively. Fully taxable equivalent net interest revenue for the first six months of 2019 was $235 million, an increase of $22.1 million, or 10%, from the first six months of 2018.

The following tables also indicate the relationship between interest revenue and expense and the average amounts of assets and liabilities for the periods indicated. As shown in the tables, both average interest-earning assets and interest-bearing liabilities for the three and six months ended June 30, 2019 increased compared to the same periods of 2018. The quarterly increase in average interest-earning assets was primarily related to the increase in average loans of $493 million, or 6%, from the second quarter of 2018, which reflected both organic growth and the addition of loans acquired from FMBT. The six months ended June 30, 2019 also includes the full six months effect of equipment financing loans and leases acquired in the Navitas transaction. The increase in loans was partially offset by a reduction in taxable securities. The quarterly increase in average assets was funded primarily through an increase in average customer deposits since the second quarter of 2018 of $620 million, of which $167 million was noninterest-bearing.

The increase in the net interest margin and net interest spread during the second quarter and first half of 2019 was primarily attributable to the increase in yield on average loans, which increased 47 and 56 basis points from the corresponding periods in 2018, respectively. Nationally, the federal funds rate increased 50 basis points since June 30, 2018, and United’s loan yield reflected these rising interest rates, as well as higher yielding loans from Navitas. The increase in the average rate on interest-earning assets more than offset the increase in the average rate paid on interest-bearing liabilities of 40 and 43 basis points from the three and six months ended June 30, 2018, respectively. The increase in the average rate paid on interest-bearing liabilities reflected a higher average rate on interest-bearing deposits, as United increased deposit rates to retain and capture more deposit market share. Rates paid on core deposits lagged behind general increases in market rates. The increase in noninterest-bearing deposits also contributed to the improvement in the net interest margin for the three and six months ended June 30, 2019.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended June 30,

	2019			2018
(dollars in thousands, fully taxable equivalent (FTE))	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$8,669,847	$119,668	5.54%	$8,177,343	$103,395	5.07%
Taxable securities (3)	2,506,942	17,954	2.86	2,651,816	17,229	2.60
Tax-exempt securities (FTE) (1)(3)	166,628	1,507	3.62	150,503	1,380	3.67
Federal funds sold and other interest-earning assets	190,678	679	1.42	212,849	674	1.27
Total interest-earning assets (FTE)	11,534,095	139,808	4.86	11,192,511	122,678	4.39

Noninterest-earning assets:
Allowance for loan losses	(62,716)			(62,275)
Cash and due from banks	125,021			133,060
Premises and equipment	224,018			218,517
Other assets (3)	787,859			731,514
Total assets	$12,608,277			$12,213,327

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$2,107,041	3,377	0.64	$2,071,289	1,303	0.25
Money market	2,269,321	4,925	0.87	2,214,077	2,583	0.47
Savings	687,753	42	0.02	678,988	35	0.02
Time	1,773,968	6,949	1.57	1,524,124	2,696	0.71
Brokered time deposits	298,553	1,822	2.45	300,389	1,502	2.01
Total interest-bearing deposits	7,136,636	17,115	0.96	6,788,867	8,119	0.48
Federal funds purchased and other borrowings	38,838	248	2.56	45,241	198	1.76
Federal Home Loan Bank advances	117,912	752	2.56	335,521	1,636	1.96
Long-term debt	252,351	3,257	5.18	316,812	3,786	4.79
Total borrowed funds	409,101	4,257	4.17	697,574	5,620	3.23
Total interest-bearing liabilities	7,545,737	21,372	1.14	7,486,441	13,739	0.74

Noninterest-bearing liabilities:
Noninterest-bearing deposits	3,355,930			3,188,847
Other liabilities	175,806			168,417
Total liabilities	11,077,473			10,843,705
Shareholders' equity	1,530,804			1,369,622
Total liabilities and shareholders' equity	$12,608,277			$12,213,327

Net interest revenue (FTE)		$118,436			$108,939
Net interest-rate spread (FTE)			3.72%			3.65%
Net interest margin (FTE) (4)			4.12%			3.90%

(1)
Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 26%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans on which the accrual of interest has been discontinued and loans that are held for sale.

(3)
Securities available for sale are shown at amortized cost. Pretax unrealized gains of $5.00 million in 2019 and unrealized losses of $42.9 million in 2018 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net interest revenue divided by average interest-earning assets.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Six Months Ended June 30,

	2019			2018
(dollars in thousands, fully taxable equivalent (FTE))	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$8,550,574	$235,015	5.54%	$8,085,849	$199,784	4.98%
Taxable securities (3)	2,609,400	37,603	2.88	2,687,200	34,552	2.57
Tax-exempt securities (FTE) (1)(3)	168,156	3,077	3.66	148,528	2,689	3.62
Federal funds sold and other interest-earning assets	188,165	1,297	1.38	212,951	1,372	1.29
Total interest-earning assets (FTE)	11,516,295	276,992	4.84	11,134,528	238,397	4.31

Non-interest-earning assets:
Allowance for loan losses	(62,253)			(60,718)
Cash and due from banks	124,414			146,697
Premises and equipment	220,335			217,625
Other assets (3)	759,899			724,488
Total assets	$12,558,690			$12,162,620

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$2,157,648	6,913	0.65	$2,077,461	2,416	0.23
Money market	2,222,846	9,130	0.83	2,222,304	4,758	0.43
Savings	680,018	74	0.02	667,431	84	0.03
Time	1,701,181	12,285	1.46	1,529,639	4,937	0.65
Brokered time deposits	389,794	4,670	2.42	229,766	2,217	1.95
Total interest-bearing deposits	7,151,487	33,072	0.93	6,726,601	14,412	0.43
Federal funds purchased and other borrowings	30,241	409	2.73	61,894	498	1.62
Federal Home Loan Bank advances	170,636	2,174	2.57	423,137	3,760	1.79
Long-term debt	257,134	6,599	5.18	295,763	7,074	4.82
Total borrowed funds	458,011	9,182	4.04	780,794	11,332	2.93
Total interest-bearing liabilities	7,609,498	42,254	1.12	7,507,395	25,744	0.69

Noninterest-bearing liabilities:
Noninterest-bearing deposits	3,275,612			3,142,384
Other liabilities	169,048			159,734
Total liabilities	11,054,158			10,809,513
Shareholders' equity	1,504,532			1,353,107
Total liabilities and shareholders' equity	$12,558,690			$12,162,620

Net interest revenue (FTE)		$234,738			$212,653
Net interest-rate spread (FTE)			3.72%			3.62%
Net interest margin (FTE) (4)			4.11%			3.85%

(1)
Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 26%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.

(2)	Included in the average balance of loans outstanding are loans on which the accrual of interest has been discontinued and loans that are held for sale.

(3)
Securities available for sale are shown at amortized cost. Pretax unrealized losses of $10.4 million and $35.6 million in 2019 and 2018, respectively, are included in other assets for purposes of this presentation.

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

Table 4 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Compared to 2018 Increase (Decrease) Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans (FTE)	$6,454	$9,819	$16,273	$11,919	$23,312	$35,231
Taxable securities	(975)	1,700	725	(1,024)	4,075	3,051
Tax-exempt securities (FTE)	146	(19)	127	359	29	388
Federal funds sold and other interest-earning assets	(74)	79	5	(167)	92	(75)
Total interest-earning assets (FTE)	5,551	11,579	17,130	11,087	27,508	38,595

Interest-bearing liabilities:
NOW and interest-bearing demand accounts	23	2,051	2,074	97	4,400	4,497
Money market accounts	66	2,276	2,342	1	4,371	4,372
Savings deposits	—	7	7	2	(12)	(10)
Time deposits	506	3,747	4,253	611	6,737	7,348
Brokered deposits	(9)	329	320	1,821	632	2,453
Total interest-bearing deposits	586	8,410	8,996	2,532	16,128	18,660
Federal funds purchased & other borrowings	(31)	81	50	(329)	240	(89)
Federal Home Loan Bank advances	(1,283)	399	(884)	(2,807)	1,221	(1,586)
Long-term debt	(815)	286	(529)	(967)	492	(475)
Total borrowed funds	(2,129)	766	(1,363)	(4,103)	1,953	(2,150)
Total interest-bearing liabilities	(1,543)	9,176	7,633	(1,571)	18,081	16,510

Increase in net interest revenue (FTE)	$7,094	$2,403	$9,497	$12,658	$9,427	$22,085

Provision for Credit Losses

The provision for credit losses is based on management’s evaluation of probable incurred losses in the loan portfolio and unfunded loan commitments and corresponding analysis of the allowance for credit losses at quarter-end. The provision for credit losses was $3.25 million and $6.55 million, respectively, for the three and six months ended June 30, 2019, compared to $1.80 million and $5.60 million, respectively, for the same periods in 2018. For the six months ended June 30, 2019, net loan charge-offs as an annualized percentage of average outstanding loans were 0.13% compared to 0.07% for the same period in 2018. The amount of provision recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, sufficient to cover incurred losses in the loan portfolio. In accordance with the accounting guidance for business combinations, there was no allowance for loan losses brought forward on loans acquired from FMBT on May 1, 2019. The increase in provision expense for the second quarter and first half of 2019 compared to the same periods of 2018 was primarily as a result of loan growth and increased charge-offs. The increase in charge-offs was partly attributable to incorporating equipment financing loans acquired in the Navitas transaction into the loan portfolio for the full first half of 2019. Charge-offs from equipment financing loans totaled $1.01 million and $2.43 million for the second quarter and first half of 2019, which was in line with management’s expectations for this now-seasoned product line of higher yielding loans.

The allowance for unfunded commitments represents probable incurred losses on unfunded loan commitments that are expected to result in outstanding loan balances. The allowance for unfunded loan commitments was established through the provision for credit losses.

Additional discussion on credit quality and the allowance for loan losses is included in the “Asset Quality and Risk Elements” discussion elsewhere in this document.

Noninterest income

The following table presents the components of noninterest income for the periods indicated.

Table 5 - Noninterest Income
(in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Overdraft fees	$3,473	$3,480	$(7)	—%	$6,928	$7,132	$(204)	(3)%
ATM and debit card fees	3,330	3,071	259	8	6,208	6,342	(134)	(2)
Other service charges and fees	2,257	2,243	14	1	4,377	4,245	132	3
Service charges and fees	9,060	8,794	266	3	17,513	17,719	(206)	(1)
Mortgage loan and related fees	5,344	5,307	37	1	9,092	10,666	(1,574)	(15)
Brokerage fees	1,588	1,201	387	32	2,925	2,073	852	41
Gains on sales of SBA/USDA loans	1,470	2,401	(931)	(39)	2,773	4,179	(1,406)	(34)
Customer derivatives	1,218	657	561	85	1,723	1,430	293	20
Securities gains (losses), net	149	(364)	513		(118)	(1,304)	1,186
Other	5,702	5,344	358	7	11,591	10,973	618	6
Total noninterest income	$24,531	$23,340	$1,191	5	$45,499	$45,736	$(237)	(1)

Service charges and fees increased $266,000 for the second quarter of 2019 in comparison to the same period of 2018 partly due to the acquisition of FMBT.

Mortgage loan and related fees for the second quarter of 2019 reflected an increase in fees on mortgage rate locks and mortgage closings compared to the same period of last year. The increase in fees was offset by a negative fair value adjustment on the mortgage servicing rights asset, resulting in flat mortgage loan and related fees for the second quarter of 2019 compared to the same period of 2018. These factors also contributed to the change in mortgage fees for the six months ended June 30, 2019, compared to the same period of 2018, in combination with the first quarter of 2019 negative fair value adjustment on the fair value of the mortgage servicing asset. The negative fair value adjustments were driven by a decrease in mortgage interest rates.

Mortgage rate locks during the second quarter of 2019 increased 25% to $390 million in 2019 compared to $313 million in the second quarter of 2018. Mortgage production in the second quarter of 2019 increased slightly compared to the same period of 2018. United closed 1,082 mortgage loans totaling $260 million in the second quarter of 2019 compared with 1,077 mortgage loans totaling $259 million in the second quarter of 2018. United had $209 million in home purchase mortgage originations in the second quarter of 2019, which accounted for 80% of mortgage production volume, compared to $151 million, or 59% of production volume for the same period a year ago.

During the first half of 2019, United closed 1,845 loans totaling $440 million compared to 1,876 loans totaling $450 million for the same period of last year. United had $325 million in home purchase mortgage originations in the first six months of 2019, which accounted for 74% of mortgage production volume. During the first six months of 2018, United had $254 million, in home purchase originations, or 58%, of production volume.

Brokerage fees for the second quarter of 2019 increased 32% compared to the second quarter of 2018, which primarily resulted from an increase in recurring revenue, which yielded higher and more consistent brokerage revenue. For the six months ended June 30, 2019, brokerage fees increased 41% compared to the same period a year ago partly due to the same factors affecting the quarter and partly attributable to lower brokerage fees during the first quarter of 2018 reflecting downtime associated with transitioning to a new third-party broker dealer.

United’s SBA/USDA lending strategy includes selling a portion of the loan production each quarter. The amount of loans sold depends on several variables including the current lending environment and balance sheet management activities. Beginning in the first quarter of 2019, United made a strategic decision to hold more of its government guaranteed loans in order to benefit from the stable yield on these lower-risk assets. In the second quarter of 2019 and 2018, United sold the guaranteed portion of loans in the amount of $17.1 million and $28.5 million, respectively, which resulted in gains of $1.47 million and $2.40 million, respectively. In the first six months of 2019 and 2018, United sold the guaranteed portion of loans in the amount of $34.2 million and $50.7 million, respectively, which resulted in gains of $2.77 million and $4.18 million, respectively.

Customer derivative fees relate primarily to interest rate swaps to commercial customers who desire fixed rate loans. United makes a floating rate loan to those customers and enters into an interest rate swap contract with the customer to swap the floating rate to a fixed rate. United then enters into an offsetting swap with a swap dealer with terms that mirror the customer swap. The fixed and variable legs of the customer and dealer swaps offset leaving United with the equivalent of a variable rate loan. During the second quarter and six months ended June 30, 2019, fees on customer derivatives increased from the same periods of last year reflecting the changing interest rate environment and customer preference.

Other noninterest income for the second quarter and first six months of 2019 increased from the same periods of 2018 primarily due to increases in equipment finance fee revenue, primarily attributable to loan growth, and gains on other investments. These increases were partially offset by a negative fair value adjustment on deferred compensation plan assets during the second quarter of 2019.

Other noninterest income for the second quarter and first six months of 2018 included $533,000 of gains on the prepayment of Federal Home Loan Bank (“FHLB”) advances. In addition to those gains, other noninterest income for the first six months of 2018 includes $1.16 million in gains from the first quarter cancellation of interest rate swaps and caps that were serving as economic hedges to protect against rising interest rates.

During the second quarter and first six months of 2019, United recognized $149,000 in net gains and $118,000 in net losses, respectively, on the sale of securities. The securities losses of $364,000 and $1.30 million recognized in the second quarter and first six months of 2018, respectively, were part of a larger balance sheet management strategy that resulted in the gains from prepayment of FHLB advances and cancellation of the derivative instruments discussed above. The gains from those activities and the securities losses were mostly offsetting.

Noninterest Expenses

The following table presents the components of noninterest expenses for the periods indicated.

Table 6 - Noninterest Expenses
(in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Salaries and employee benefits	$48,157	$45,363	$2,794	6%	$95,660	$88,238	$7,422	8%
Communications and equipment	6,222	4,849	1,373	28	12,010	9,481	2,529	27
Occupancy	5,919	5,547	372	7	11,503	11,160	343	3
Advertising and public relations	1,596	1,384	212	15	2,882	2,899	(17)	(1)
Postage, printing and supplies	1,529	1,685	(156)	(9)	3,115	3,322	(207)	(6)
Professional fees	4,054	3,464	590	17	7,215	7,508	(293)	(4)
FDIC assessments and other regulatory charges	1,547	1,973	(426)	(22)	3,257	4,449	(1,192)	(27)
Amortization of core deposit intangibles	1,149	1,254	(105)	(8)	2,249	2,560	(311)	(12)
Other	7,553	8,458	(905)	(11)	15,180	15,189	(9)	—
Total excluding merger-related and other charges	77,726	73,977	3,749	5	153,071	144,806	8,265	6
Merger-related and other charges	3,894	2,280	1,614		4,440	4,334	106
Amortization of noncompete agreements	193	593	(400)		386	1,185	(799)
Total noninterest expenses	$81,813	$76,850	$4,963	6	$157,897	$150,325	$7,572	5

Noninterest expenses for the second quarter and first half of 2019 totaled $81.8 million and $158 million, respectively, up 6% and 5%, respectively, from the same periods of 2018. Increases in salaries and employee benefits and communications and equipment, partially offset by lower other noninterest expense and FDIC assessments and other regulatory charges, accounted for much of the change in noninterest expense for the periods presented.

Salaries and employee benefits for the second quarter of 2019 increased 6% from same period of 2018. The increase was primarily attributable to the annual merit-based salary increases awarded during the period, the addition of FMBT employees, higher group medical costs, additional stock compensation expense from new restricted stock unit awards issued in the third quarter of 2018, and investments in additional staff to expand Commercial Banking Solutions and other key areas. In addition to these factors, salaries and employee benefits for the six months ended June 30, 2019 were also affected by the inclusion of Navitas for the entire first half of 2019 and an increase in the 401(k) matching contribution which went into effect March 1, 2018. Full time equivalent headcount totaled 2,316 at June 30, 2019, up from 2,289 at June 30, 2018.

Communications and equipment expense increased primarily due to additional software maintenance costs and new software contracts. Professional fees for the second quarter of 2019 increased primarily due to recent acquisition activity. Professional fees for the six months ended June 30, 2019, remained relatively consistent with the same period a year ago. FDIC assessments and other regulatory charges for the six months ended June 30, 2019 decreased relative to the same period in 2018 primarily due to a reduction in United’s FDIC assessment rate. The decrease in other noninterest expense in the second quarter of 2019 was primarily attributable to cost reduction initiatives and gains recognized on sales of other real estate owned of approximately $330,000 compared to minimal losses recorded in the second quarter of 2018. For the six months ended June 30, 2019 and 2018, other noninterest income remained relatively consistent.

Merger-related and other charges for the three and six months ended June 30, 2019 included FMBT acquisition related costs, branch closure costs, and executive retirement charges. Merger-related and other charges for the second quarter and first half of 2018 consisted primarily of severance, conversion costs, branch closure costs and legal and professional fees. Additionally, the reduction of amortization of noncompete agreements was a result of the expiration of certain of these agreements since the second quarter of 2018.

Income Taxes

The income tax provision for the three and six months ended June 30, 2019 was $13.2 million and $26.1 million, respectively, which represents an effective tax rate of 23.0% and 22.8%, respectively. The income tax provision for the three and six months ended June 30, 2018 was $13.5 million and $24.3 million, which represents an effective tax rate of 25.5% and 23.9%, respectively.

United is subject to income taxation in the United States and various state jurisdictions. United’s federal and state income tax returns are filed on a consolidated basis. Currently, no years for which United filed a federal income tax return are under examination by the IRS, and there are no state tax examinations currently in progress.

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of income tax computed by applying the statutory federal income tax rate to income before income taxes, can be found in Note 16 to the consolidated financial statements filed with United’s 2018 10-K.

Balance Sheet Review

Total assets at June 30, 2019 and December 31, 2018 were $12.8 billion and $12.6 billion, respectively. Average total assets for both the second quarter and first half of 2019 were $12.6 billion, up from $12.2 billion in the second quarter and first half of 2018.

Total loans increased 5% since December 31, 2018 due to organic growth and the inclusion of FMBT’s loans for the second quarter of 2019. As of June 30, 2019, approximately 74% of United’s loans are secured by real estate. The following table presents a summary of the loan portfolio.

Table 7 - Loans Outstanding
(in thousands)

	June 30, 2019	December 31, 2018
By Loan Type
Owner occupied commercial real estate	$1,658,514	$1,647,904
Income producing commercial real estate	1,939,569	1,812,420
Commercial & industrial	1,298,794	1,278,347
Commercial construction	982,739	796,158
Equipment financing	673,858	564,614
Total commercial	6,553,474	6,099,443
Residential mortgage	1,108,242	1,049,232
Home equity lines of credit	675,184	694,010
Residential construction	218,607	211,011
Consumer direct	127,966	122,013
Indirect auto	154,745	207,692
Total loans	$8,838,218	$8,383,401

As a percentage of total loans:
Owner occupied commercial real estate	19%	20%
Income producing commercial real estate	22	22
Commercial & industrial	15	15
Commercial construction	11	9
Equipment financing	8	7
Total commercial	75	73
Residential mortgage	12	13
Home equity lines of credit	8	8
Residential construction	2	3
Consumer direct	1	1
Indirect auto	2	2
Total	100%	100%

Asset Quality and Risk Elements

United manages asset quality and controls credit risk through review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices. United’s credit risk management function is responsible for monitoring asset quality and Board of Directors-approved portfolio limits, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures among all lending units. Additional information on the credit risk management function is included in Item 1 under the heading Lending Activities in United’s 2018 10-K.

United classifies commercial performing loans as “substandard” when there is a well-defined weakness or weaknesses that jeopardizes the repayment by the borrower and there is a distinct possibility that United could sustain some loss if the deficiency is not corrected. United classifies consumer performing loans as “substandard” when the loan is in bankruptcy.

The table below presents performing classified loans for the last five quarters.

Table 8 - Performing Classified Loans
(in thousands)

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
By Category
Owner occupied commercial real estate	$34,650	$32,433	$32,909	$38,601	$42,169
Income producing commercial real estate	26,219	19,277	18,048	24,170	26,120
Commercial & industrial	34,015	21,125	20,980	21,509	17,820
Commercial construction	7,751	8,019	9,549	8,012	10,102
Equipment financing	114	115	217	274	820
Total commercial	102,749	80,969	81,703	92,566	97,031
Residential mortgage	4,719	5,600	5,623	13,582	14,970
Home equity	1,504	1,610	1,665	4,818	5,117
Residential construction	237	249	293	1,397	1,567
Consumer direct	334	222	165	416	498
Indirect auto	1,391	1,555	1,334	1,704	1,291
Total	$110,934	$90,205	$90,783	$114,483	$120,474

Reviews of classified performing and non-performing loans, past due loans and larger credits are conducted on a regular basis and are designed to identify risk migration and potential charges to the allowance for loan losses. These reviews are presented by the responsible lending officers or respective credit officer and specific action plans are discussed along with the financial strength of borrowers, the value of the applicable collateral, past loan loss experience, anticipated loan losses, changes in risk profile, the effect of prevailing economic conditions on the borrower and other factors specific to the borrower and its industry. In addition to the reviews mentioned above, an independent loan review team reviews the portfolio to ensure consistent application of risk rating policies and procedures.

The following table presents a summary of the changes in the allowance for credit losses for the periods indicated.

Table 9 - Allowance for Credit Losses
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Allowance for loan and lease losses at beginning of period	$61,642	$61,085	$61,203	$58,914
Charge-offs:
Owner occupied commercial real estate	—	7	5	67
Income producing commercial real estate	308	1,653	505	2,310
Commercial & industrial	1,416	233	2,935	617
Commercial construction	1	53	70	416
Equipment financing	1,010	23	2,434	162
Residential mortgage	108	112	169	182
Home equity lines of credit	29	211	366	335
Residential construction	246	8	250	8
Consumer direct	529	552	1,076	1,203
Indirect auto	180	379	377	815
Total loans charged-off	3,827	3,231	8,187	6,115
Recoveries:
Owner occupied commercial real estate	58	585	127	688
Income producing commercial real estate	66	232	86	467
Commercial & industrial	275	217	438	606
Commercial construction	163	159	557	256
Equipment financing	121	71	264	168
Residential mortgage	234	101	282	224
Home equity lines of credit	140	190	262	225
Residential construction	47	67	73	131
Consumer direct	239	195	446	355
Indirect auto	46	55	84	135
Total recoveries	1,389	1,872	2,619	3,255
Net charge-offs	2,438	1,359	5,568	2,860
Provision for loan and lease losses	3,000	1,345	6,569	5,017
Allowance for loan and lease losses at end of period	62,204	61,071	62,204	61,071

Allowance for unfunded commitments at beginning of period	3,141	2,440	3,410	2,312
Provision for losses on unfunded commitments	250	455	(19)	583
Allowance for unfunded commitments at end of period	3,391	2,895	3,391	2,895
Allowance for credit losses	$65,595	$63,966	$65,595	$63,966

Total loans and leases:
At period-end	$8,838,218	$8,220,271	$8,838,218	$8,220,271
Average	8,669,847	8,177,343	8,550,574	8,085,849
Allowance for loan and lease losses as a percentage of period-end loans and leases	0.70%	0.74%	0.70%	0.74%
As a percentage of average loans (annualized):
Net charge-offs	0.11	0.07	0.13	0.07
Provision for loan and lease losses	0.14	0.07	0.15	0.13

The provision for credit losses charged to earnings is based upon management’s judgment of the amount necessary to maintain the allowance at a level appropriate to absorb probable incurred losses in the loan portfolio at the balance sheet date. The amount each quarter is dependent upon many factors, including growth and changes in the composition of the loan portfolio, net charge-offs, delinquencies, management’s assessment of loan portfolio quality, the value of collateral, and other macro-economic factors and trends. The evaluation of these factors is performed quarterly by management through an analysis of the appropriateness of the allowance for loan losses. For further discussion regarding our allowance for credit losses, refer to Critical Accounting Estimates included in the 2018 10-K.

The allowance for credit losses, which includes a portion related to unfunded commitments, totaled $65.6 million at June 30, 2019, compared with $64.6 million at December 31, 2018. At June 30, 2019, the allowance for loan losses was $62.2 million, or 0.70% of loans, compared with $61.2 million, or 0.73% of total loans, at December 31, 2018.

Management believes that the allowance for credit losses at June 30, 2019 reflects the probable incurred losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if management’s assessment of loan quality or collateral values change substantially with respect to one or more loan relationships or portfolios. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the allowance for credit losses in future periods if, in their opinion, the results of their review warrant such adjustments.

Nonperforming Assets

The table below summarizes nonperforming assets (“NPAs”).

Table 10 - Nonperforming Assets
(in thousands)

	June 30, 2019	December 31, 2018
Nonaccrual loans	$26,597	$23,778
Foreclosed properties/other real estate owned ("OREO")	75	1,305
Total nonperforming assets	$26,672	$25,083

Nonaccrual loans as a percentage of total loans and leases	0.30%	0.28%
Nonperforming assets as a percentage of total loans and OREO	0.30	0.30
Nonperforming assets as a percentage of total assets	0.21	0.20

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

Purchased credit impaired (“PCI”) loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at June 30, 2019 or December 31, 2018 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans. For additional information about and discussion of PCI loans, see Note 6 to our consolidated financial statements included in Part I - Item 1 of this Quarterly Report on Form 10-Q.

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

The following table summarizes nonperforming assets by category as of the dates indicated.

Table 11 - Nonperforming Assets by Category
(in thousands)

	June 30, 2019			December 31, 2018
	Nonaccrual Loans	Foreclosed Properties	Total NPAs	Nonaccrual Loans	Foreclosed Properties	Total NPAs
Owner occupied commercial real estate	$8,177	$19	$8,196	$6,421	$170	$6,591
Income producing commercial real estate	1,331	—	1,331	1,160	—	1,160
Commercial & industrial	2,366	—	2,366	1,417	—	1,417
Commercial construction	1,650	—	1,650	605	421	1,026
Equipment financing	2,047	—	2,047	2,677	—	2,677
Total commercial	15,571	19	15,590	12,280	591	12,871
Residential mortgage	8,012	47	8,059	8,035	654	8,689
Home equity lines of credit	1,978	9	1,987	2,360	60	2,420
Residential construction	494	—	494	288	—	288
Consumer direct	81	—	81	89	—	89
Indirect auto	461	—	461	726	—	726
Total NPAs	$26,597	$75	$26,672	$23,778	$1,305	$25,083

At June 30, 2019 and December 31, 2018, United had $50.3 million and $52.4 million, respectively, in loans with terms that have been modified in troubled debt restructurings (“TDRs”). Included therein were $6.06 million and $7.09 million, respectively, of TDRs that were classified as nonaccrual and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $44.3 million and $45.3 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At June 30, 2019 and December 31, 2018, there were $57.3 million and $55.4 million, respectively, of loans classified as impaired, including TDRs. Included in impaired loans at June 30, 2019 and December 31, 2018 were $25.5 million and $23.5 million of loans, respectively, that did not require specific reserves or had previously been charged down to net realizable value. The remaining balance of impaired loans at June 30, 2019 and December 31, 2018 of $31.7 million and $32.0 million, respectively, had specific reserves that totaled $2.36 million and $2.31 million, respectively.

The table below summarizes activity in nonaccrual loans for the periods indicated.

Table 12 - Activity in Nonaccrual Loans
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning Balance	$23,624	$26,240	$23,778	$23,658
Acquisitions	—	—	—	428
Loans placed on nonaccrual	8,316	3,612	15,075	11,075
Payments received	(3,212)	(5,314)	(6,732)	(8,848)
Loan charge-offs	(2,131)	(2,065)	(4,845)	(3,215)
Foreclosures	—	(656)	(679)	(1,281)
Ending Balance	$26,597	$21,817	$26,597	$21,817

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

At June 30, 2019 and December 31, 2018, United had debt securities held-to-maturity with a carrying amount of $253 million and $274 million, respectively, and debt securities available-for-sale totaling $2.37 billion and $2.63 billion, respectively. At June 30, 2019 and

December 31, 2018, the securities portfolio represented approximately 21% and 23%, respectively, of total assets. During the first half of 2019, management intentionally reduced securities and wholesale borrowings as part of a balance sheet deleveraging strategy.

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

Management evaluates its securities portfolio each quarter to determine if any security is considered to be other than temporarily impaired. In making this evaluation, management considers its ability and intent to hold securities to recover current market losses. Losses on fixed income securities at June 30, 2019 primarily reflect the effect of changes in interest rates. United did not recognize any other than temporary impairment losses on its investment securities during the three and six months ended June 30, 2019 or 2018.

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

Deposits

Total customer deposits, excluding brokered deposits, as of June 30, 2019 were $10.3 billion, compared to $9.85 billion at December 31, 2018. Total core transaction deposits (demand, NOW, money market and savings deposits, excluding public funds deposits) of $7.40 billion at June 30, 2019 increased $442 million since December 31, 2018, which included approximately $140 million from FMBT. United’s high level of service, as evidenced by its strong customer satisfaction scores, has been instrumental in attracting and retaining customer deposit accounts.

Borrowing Activities

The Bank is a shareholder in the Federal Home Loan Bank of Atlanta (“FHLB”). Through this affiliation, FHLB secured advances totaled $160 million as of June 30, 2019 and December 31, 2018. United anticipates continued use of this short and long-term source of funds. At June 30, 2019 and December 31, 2018, United also had long-term debt outstanding of $248 million and $267 million, respectively, which includes senior debentures, subordinated debentures, trust preferred securities, and securitized notes payable. Additional information regarding FHLB advances and long-term debt is provided in Notes 12 and 13, respectively, to the consolidated financial statements included in the 2018 10-K.

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

All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The total amount of these instruments does not necessarily represent future cash requirements because a significant portion of these instruments expire without being used. United is not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments, or that could significantly affect earnings. See Note 20 to the consolidated financial statements included in United’s 2018 10-K for additional information on off-balance sheet arrangements.

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

One of the tools management uses to estimate and manage the sensitivity of net interest revenue to changes in interest rates is an asset/liability simulation model. Resulting estimates are based upon several assumptions for each scenario, including loan and deposit re-pricing characteristics and the rate of prepayments. ALCO periodically reviews the assumptions for reasonableness based on historical data and future expectations; however, actual net interest revenue may differ from model results. The primary objective of the simulation model is to measure the potential change in net interest revenue over time using multiple interest rate scenarios. The base scenario assumes rates remain flat and is the scenario to which all others are compared to in order to measure the change in net interest revenue. Policy limits are based on immediate rate shock scenarios, as well as gradually rising and falling rate scenarios, which are all compared to the base scenario. Other scenarios analyzed may include delayed rate shocks, yield curve steepening or flattening, or other variations in rate movements. While the primary policy scenarios focus on a 12-month time frame, longer time horizons are also modeled.

United’s policy is based on the 12-month impact on net interest revenue of interest rate shocks and ramps that increase from 100 to 400 basis points or decrease 100 to 200 basis points from the base scenario. In the shock scenarios, rates immediately change the full amount at the scenario onset. In the ramp scenarios, rates change by 25 basis points per month. United’s policy limits the projected change in net interest revenue over the first 12 months to a 5% decrease for each 100 basis point change in the increasing and decreasing rate ramp and shock scenarios. The following table presents United’s interest sensitivity position at the dates indicated. The change in simulation model results from December 31, 2018 to June 30, 2019 was primarily a result of a change in assumptions implemented in the first quarter of 2019, rather than a reflection of a significant change in balance sheet composition.

Table 13 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	June 30, 2019		December 31, 2018
Change in Rates	Shock	Ramp	Shock	Ramp
100 basis point increase	2.61%	1.82%	(0.37)%	(0.81)%
100 basis point decrease	(4.23)	(3.25)	(2.89)	(2.17)

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

From time to time, United will terminate hedging positions when conditions change and the position is no longer necessary to manage overall sensitivity to changes in interest rates. In those situations when the terminated contract was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the contract, the resulting gain or loss is amortized over the remaining life of the original contract. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight-line method of amortization. During the second quarter of 2019, United amortized the remaining balance of losses on terminated hedging positions from other comprehensive income.

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

In addition, because the Holding Company is a separate legal entity apart from the Bank, it must provide for its own liquidity. The Holding Company is responsible for the payment of dividends to shareholders, and interest and principal on any outstanding debt or trust preferred securities. The Holding Company currently has internal capital resources to meet these obligations. While the Holding Company has access to the capital markets and maintains a line of credit as a contingent funding source, the ultimate source of its liquidity is subsidiary service fees and dividends from the Bank, which are limited by applicable law and regulations. Holding Company liquidity is managed to a minimum of 15-months of positive cash flow after considering all of its liquidity needs over this period.

At June 30, 2019, United had sufficient qualifying collateral to increase FHLB advances by $1.04 billion and Federal Reserve discount window borrowing capacity of $1.50 billion, as well as unpledged investment securities of $1.92 billion that could be used as collateral for additional borrowings. In addition to these wholesale sources, United has the ability to attract retail deposits by competing more aggressively on pricing.

As disclosed in the consolidated statement of cash flows, net cash provided by operating activities was $48.7 million for the six months ended June 30, 2019. Net income of $88.3 million for the six-month period included non-cash expenses for the following: deferred income tax expense of $1.34 million, depreciation, amortization and accretion of $12.5 million, provision expense of $6.55 million and stock-based compensation expense of $6.00 million. Uses of cash from operating activities included an increase in other assets and accrued interest receivable of $40.6 million and an increase in loans held for sale of $27.4 million, offset by an increase in accrued expenses and other liabilities of $4.79 million. Net cash provided by investing activities of $67.2 million consisted primarily of proceeds from sales and maturities and calls of debt securities available for sale and equity securities of $226 million and $139 million, respectively, and proceeds from maturities and calls of debt securities held to maturity of $29.5 million. These sources of cash were offset by a $243 million net increase in loans, $45.6 million in purchases of debt securities available for sale and equity securities, net cash paid for acquisitions of $19.5 million, and $13.9 million in purchases of premises and equipment. Net cash used in financing activities of $167 million consisted primarily of a net decrease in deposits of $155 million, cash dividends of $25.7 million and repayments of long-term debt of $19.6 million. In the opinion of management, United’s liquidity position at June 30, 2019, was sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

Shareholders’ equity at June 30, 2019 was $1.57 billion, an increase of $109 million from December 31, 2018 due to year-to-date earnings less dividends declared and an increase in the value of available-for-sale securities, partially offset by $7.84 million in share repurchases. Accumulated other comprehensive income (loss), which includes unrealized gains and losses on securities available-for-sale, the unrealized gains and losses on derivatives qualifying as cash flow hedges and unamortized prior service cost and actuarial gains and losses on defined benefit pension plans, is excluded in the calculation of regulatory capital adequacy ratios.

The following table shows capital ratios, as calculated under applicable regulatory guidelines, at June 30, 2019 and December 31, 2018. As of June 30, 2019, capital levels remained characterized as “well-capitalized” under the Basel III Capital Rules in effect at the time.

Table 14 – Capital Ratios
(dollars in thousands)

	Basel III Guidelines		United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum (1)	Well Capitalized	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Risk-based ratios:
Common equity tier 1 capital	4.5%	6.5%	12.13%	12.16%	13.68%	12.91%
Tier 1 capital	6.0	8.0	12.38	12.42	13.68	12.91
Total capital	8.0	10.0	14.17	14.29	14.35	13.60
Leverage ratio	4.0	5.0	9.97	9.61	11.02	9.98

Common equity tier 1 capital			$1,196,758	$1,148,355	$1,346,003	$1,216,449
Tier 1 capital			1,221,008	1,172,605	1,346,003	1,216,449
Total capital			1,398,220	1,348,843	1,411,598	1,281,062
Risk-weighted assets			9,865,025	9,441,622	9,836,171	9,421,009
Average total assets			12,243,335	12,207,986	12,218,379	12,183,341
(1) As of June 30, 2019 and December 31, 2018 the additional capital conservation buffer in effect was 2.50% and 1.87%, respectively.

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI.” Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2019 and 2018.

Table 15 - Stock Price Information

	2019				2018
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume
First quarter	$29.79	$21.19	$24.93	507,207	$33.60	$27.73	$31.65	529,613
Second quarter	28.98	24.91	28.56	427,652	34.18	30.52	30.67	402,230
Third quarter					31.93	27.82	27.89	414,541
Fourth quarter					28.88	20.23	21.46	509,152

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in United’s market risk as of June 30, 2019 from that presented in the 2018 10-K. The interest rate sensitivity position at June 30, 2019 is included in Table 13 in Part I - Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

Item 4.    Controls and Procedures

(a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of United’s disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of June 30, 2019. Based on, that evaluation, United’s principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Items 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in United’s 2018 10-K.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification by H. Lynn Harton, President and Chief Executive Officer of United Community Banks, Inc., pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification by Jefferson L. Harralson, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., pursuant to Exchange Act Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 8, 2019