Form 10-Q
period 2019-09-30
UNITED COMMUNITY BANKS INC
filed 2019-11-07
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
Yes ☐ No ☒

Common stock, par value $1 per share 78,981,929 shares outstanding as of October 31, 2019.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED COMMUNITY BANKS, INC. Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	September 30, 2019	December 31, 2018
ASSETS
Cash and due from banks	$108,389	$126,083
Interest-bearing deposits in banks (includes restricted cash of $5,326 and $6,702)	252,670	201,182
Cash and cash equivalents	361,059	327,265
Debt securities available for sale	2,272,046	2,628,467
Debt securities held to maturity (fair value $248,546 and $268,803)	243,028	274,407
Loans held for sale at fair value	54,625	18,935
Loans and leases, net of unearned income	8,903,266	8,383,401
Less allowance for loan and lease losses	(62,514)	(61,203)
Loans and leases, net	8,840,752	8,322,198
Premises and equipment, net	215,435	206,140
Bank owned life insurance	201,955	192,616
Accrued interest receivable	33,233	35,413
Net deferred tax asset	34,591	64,224
Derivative financial instruments	43,755	24,705
Goodwill and other intangible assets	343,340	324,072
Other assets	165,667	154,750
Total assets	$12,809,486	$12,573,192
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$3,527,815	$3,210,220
Interest-bearing deposits	7,228,702	7,324,293
Total deposits	10,756,517	10,534,513
Federal Home Loan Bank advances	40,000	160,000
Long-term debt	240,245	267,189
Derivative financial instruments	16,244	26,433
Accrued expenses and other liabilities	151,055	127,503
Total liabilities	11,204,061	11,115,638
Shareholders' equity:
Common stock, $1 par value; 150,000,000 shares authorized; 78,974,199 and 79,234,077 shares issued and outstanding	78,974	79,234
Common stock issuable; 660,581 and 674,499 shares	11,327	10,744
Capital surplus	1,495,267	1,499,584
Retained earnings (accumulated deficit)	5,594	(90,419)
Accumulated other comprehensive income (loss)	14,263	(41,589)
Total shareholders' equity	1,605,425	1,457,554
Total liabilities and shareholders' equity	$12,809,486	$12,573,192

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC. Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Interest revenue:
Loans, including fees	$122,645	$108,335	$357,575	$308,296
Investment securities, including tax exempt of $1,118 and $1,052, and $3,409 and $3,049	17,744	19,899	57,638	56,448
Deposits in banks and short-term investments	226	487	1,074	1,482
Total interest revenue	140,615	128,721	416,287	366,226

Interest expense:
Deposits	17,113	10,941	50,185	25,353
Short-term borrowings	429	274	838	772
Federal Home Loan Bank advances	521	1,791	2,695	5,551
Long-term debt	3,214	3,605	9,813	10,679
Total interest expense	21,277	16,611	63,531	42,355
Net interest revenue	119,338	112,110	352,756	323,871
Provision for credit losses	3,100	1,800	9,650	7,400
Net interest revenue after provision for credit losses	116,238	110,310	343,106	316,471

Noninterest income:
Service charges and fees	9,916	9,112	27,429	26,831
Mortgage loan and other related fees	8,658	5,262	17,750	15,928
Brokerage fees	1,699	1,525	4,624	3,598
Gains from sales of SBA/USDA loans	1,639	2,605	4,412	6,784
Securities gains (losses), net	—	2	(118)	(1,302)
Other	7,119	5,674	20,433	18,077
Total noninterest income	29,031	24,180	74,530	69,916
Total revenue	145,269	134,490	417,636	386,387

Noninterest expenses:
Salaries and employee benefits	50,501	47,146	146,161	135,384
Communications and equipment	6,223	5,590	18,233	15,071
Occupancy	5,921	5,779	17,424	16,939
Advertising and public relations	1,374	1,442	4,256	4,341
Postage, printing and supplies	1,618	1,574	4,733	4,896
Professional fees	4,715	3,927	11,930	11,435
FDIC assessments and other regulatory charges	314	2,228	3,571	6,677
Amortization of intangibles	1,210	1,681	3,845	5,426
Merger-related and other charges	2,541	115	6,981	4,449
Other	8,507	8,236	23,687	23,425
Total noninterest expenses	82,924	77,718	240,821	228,043
Net income before income taxes	62,345	56,772	176,815	158,344
Income tax expense	13,983	13,090	40,106	37,370
Net income	$48,362	$43,682	$136,709	$120,974

Net income available to common shareholders	$48,011	$43,381	$135,727	$120,124

Net income per common share:
Basic	$0.60	$0.54	$1.70	$1.51
Diluted	0.60	0.54	1.70	1.51
Weighted average common shares outstanding:
Basic	79,663	79,806	79,714	79,588
Diluted	79,667	79,818	79,718	79,598

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC. Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2019
Net income	$62,345	$(13,983)	$48,362	$176,815	$(40,106)	$136,709
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	8,014	(1,897)	6,117	70,944	(17,194)	53,750
Reclassification adjustment for losses included in net income	—	—	—	118	(30)	88
Net unrealized gains	8,014	(1,897)	6,117	71,062	(17,224)	53,838
Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity	105	(25)	80	282	(67)	215
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	—	—	—	337	(86)	251
Defined benefit pension plan activity:
Termination of defined benefit pension plan	1,558	(398)	1,160	1,558	(398)	1,160
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	174	(45)	129	521	(133)	388
Net defined benefit pension plan activity	1,732	(443)	1,289	2,079	(531)	1,548
Total other comprehensive income	9,851	(2,365)	7,486	73,760	(17,908)	55,852
Comprehensive income	$72,196	$(16,348)	$55,848	$250,575	$(58,014)	$192,561

2018
Net income	$56,772	$(13,090)	$43,682	$158,344	$(37,370)	$120,974
Other comprehensive loss:
Unrealized losses on available-for-sale securities:
Unrealized holding losses arising during period	(14,022)	3,397	(10,625)	(52,860)	12,861	(39,999)
Reclassification adjustment for (gains) losses included in net income	(2)	5	3	1,302	(312)	990
Net unrealized losses	(14,024)	3,402	(10,622)	(51,558)	12,549	(39,009)
Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity	168	(40)	128	607	(149)	458
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	105	(27)	78	395	(103)	292
Defined benefit pension plan activity:
Net actuarial loss on defined benefit pension plan	—	—	—	(5)	1	(4)
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	227	(57)	170	681	(188)	493
Net defined benefit pension plan activity	227	(57)	170	676	(187)	489
Total other comprehensive loss	(13,524)	3,278	(10,246)	(49,880)	12,110	(37,770)
Comprehensive income	$43,248	$(9,812)	$33,436	$108,464	$(25,260)	$83,204

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC. Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Three Months Ended September 30,						Nine Months Ended September 30,
(in thousands, except share and per share data)	Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total	Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
2019
Balance at beginning of period	$79,075	$10,858	$1,498,740	$(29,116)	$6,777	$1,566,334	$79,234	$10,744	$1,499,584	$(90,419)	$(41,589)	$1,457,554
Net income				48,362		48,362				136,709		136,709
Other comprehensive income					7,486	7,486					55,852	55,852
Exercise of stock options (12,000 shares)						—	12		185			197
Common stock issued to dividend reinvestment plan and employee benefit plans 34,190 and 76,613 shares, respectively)	34		879			913	76		1,928			2,004
Amortization of restricted stock awards			1,678			1,678			7,680			7,680
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (60,199 and 81,178 shares issued, respectively, and 14,919 and 51,580 shares deferred, respectively)	60	356	(1,046)			(630)	81	1,365	(2,468)			(1,022)
Purchases of common stock (195,443 and 500,495 shares, respectively)	(195)		(4,985)			(5,180)	(500)		(12,520)			(13,020)
Deferred compensation plan, net, including dividend equivalents		114				114		406				406
Shares issued from deferred compensation plan, net of shares surrendered to cover payroll taxes (34 and 70,826 shares, respectively)	—	(1)	1			—	71	(1,188)	878			(239)
Common stock dividends ($0.17 and $0.50 per share, respectively)				(13,652)		(13,652)				(40,147)		(40,147)
Adoption of new accounting standard						—				(549)		(549)
Balance, September 30, 2019	$78,974	$11,327	$1,495,267	$5,594	$14,263	$1,605,425	$78,974	$11,327	$1,495,267	$5,594	$14,263	$1,605,425
2018
Balance at beginning of period	$79,138	$9,509	$1,497,517	$(154,290)	$(52,765)	$1,379,109	$77,580	$9,083	$1,451,814	$(209,902)	$(25,241)	$1,303,334
Net income				43,682		43,682				120,974		120,974
Other comprehensive loss					(10,246)	(10,246)					(37,770)	(37,770)
Exercise of stock options (12,000 shares)						—	12		130			142
Common stock issued to dividend reinvestment plan and employee benefit plans 7,903 and 17,756 shares, respectively)	8		211			219	18		486			504
Common stock issued for acquisition (1,443,987 shares)						—	1,444		44,302			45,746
Amortization of stock option and restricted stock awards			1,799			1,799			4,075			4,075
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (54,551 and 100,960 shares issued, respectively, 32,437 and 79,856 shares deferred, respectively)	54	589	(1,363)			(720)	100	1,473	(3,279)			(1,706)
Deferred compensation plan, net, including dividend equivalents		110				110		344				344
Shares issued from deferred compensation plan, net of shares surrendered to cover payroll taxes (2,215 and 48,215 shares, respectively)	2	(37)	35			—	48	(729)	671			(10)
Common stock dividends ($0.15 and $0.42 per share, respectively)				(12,071)		(12,071)				(33,751)		(33,751)
Balance, September 30, 2018	$79,202	$10,171	$1,498,199	$(122,679)	$(63,011)	$1,401,882	$79,202	$10,171	$1,498,199	$(122,679)	$(63,011)	$1,401,882
See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC. Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Operating activities:
Net income	$136,709	$120,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	18,009	24,486
Provision for credit losses	9,650	7,400
Stock based compensation	7,680	4,075
Deferred income tax expense	12,149	36,335
Securities losses, net	118	1,302
Gains from sales of other loans	(4,783)	(6,784)
Net (gains) losses on sales and write downs of other real estate owned	(307)	316
Changes in assets and liabilities:
Other assets and accrued interest receivable	(47,236)	(13,515)
Accrued expenses and other liabilities	(188)	17,593
Loans held for sale	(35,690)	8,001
Net cash provided by operating activities	96,111	200,183

Investing activities:
Debt securities held to maturity:
Proceeds from maturities and calls of securities held to maturity	39,787	47,325
Purchases of securities held to maturity	(8,499)	(11,983)
Debt securities available for sale and equity securities:
Proceeds from sales of securities available for sale	225,883	156,679
Proceeds from maturities and calls of securities available for sale	238,514	249,750
Purchases of securities available for sale and equity securities	(45,629)	(425,093)
Net increase in loans	(296,076)	(123,438)
Proceeds from sales of premises and equipment	5,870	4,126
Purchases of premises and equipment	(16,532)	(14,449)
Net cash paid for acquisition	(19,545)	(56,800)
Proceeds from sale of other real estate	2,344	3,645
Net cash provided by (used in) investing activities	126,117	(170,238)

Financing activities:
Net increase in deposits	10,538	422,622
Net decrease in short-term borrowings	—	(264,923)
Repayment of long-term debt	(27,500)	(53,503)
Proceeds from FHLB advances	1,625,000	2,240,000
Repayment of FHLB advances	(1,745,000)	(2,444,003)
Proceeds from issuance of subordinated debt, net of issuance costs	—	98,188
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	2,004	504
Proceeds from exercise of stock options	197	142
Cash paid for shares withheld to cover payroll taxes upon vesting of restricted stock	(1,261)	(1,716)
Repurchase of common stock	(13,020)	—
Cash dividends on common stock	(39,392)	(29,563)
Net cash (used in) provided by financing activities	(188,434)	(32,252)

Net change in cash and cash equivalents, including restricted cash	33,794	(2,307)

Cash and cash equivalents, including restricted cash, at beginning of period	327,265	314,275

Cash and cash equivalents, including restricted cash, at end of period	$361,059	$311,968

Supplemental disclosures of cash flow information:
Significant non-cash investing and financing transactions:
Unsettled government guaranteed loan sales	$6,850	$25,680
Transfers of loans to foreclosed properties	853	2,063
Unsettled securities purchases	—	15,450
Unsettled government guaranteed loan purchases	—	5,214
Acquisitions:
Assets acquired	264,937	480,679
Liabilities assumed	212,844	350,433
Net assets acquired	52,093	130,246
Common stock issued in acquisitions	—	45,746

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

In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in United’s 2018 10-K. Certain amounts reported in prior periods' consolidated financial statements have been reclassified to conform to the current presentation.

Note 2 –Accounting Standards Updates and Recently Adopted Standards

Accounting Standards Updates

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This guidance was further modified in November 2018 by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, in April 2019 by ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 Financial Instruments and in May 2019 by ASU No. 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. The new guidance replaces the incurred loss impairment methodology in current GAAP with a current expected credit loss (“CECL”) methodology, requires consideration of a broader range of information to determine credit loss estimates and generally applies to financial assets measured at amortized cost and some off-balance sheet credit exposures. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit deteriorated (“PCD”) loans will receive an allowance account at the acquisition date that represents a component of the purchase price allocation. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses, with such allowance limited to the amount by which fair value is below amortized cost. Application of this update will primarily be on a modified retrospective approach, although the guidance for debt securities for which an other-than-temporary impairment has been recognized before the effective date and for loans previously covered by Accounting Standards Codification 310-30 (“ASC 310-30”), Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality will be applied on a prospective basis. For public entities, this update is effective for fiscal years beginning after December 15, 2019. Upon adoption, United expects that the allowance for credit losses will be higher given the change to estimated losses for the estimated life of the financial asset; however, management is still in the process of determining the impact. During the third quarter of 2019, management’s CECL steering committee analyzed the results of ongoing parallel runs for both securities held to maturity and loans and continued to monitor the impact of various model assumptions in order to improve the precision of the model. The committee remains focused on developing its CECL policy, procedures, and internal control structure in preparation for adoption of Topic 326. During the remainder of the pre-adoption period, management will run additional parallel runs of the allowance model under the expected credit loss methodology. During monthly steering committee meetings, management regularly reviews project status, gap remediation efforts and project priorities.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

In July of 2019, the FASB issued ASU No. 2019-07, Codification updates to SEC sections: amendments to SEC paragraphs pursuant to SEC final rule releases No. 33-10532, disclosure update and simplification, and nos. 33-10231 and 33-10442, investment company reporting modernization, and miscellaneous updates. This standard updates various SEC financial statement disclosure requirements, including disclosures related to bank holding companies. The standard is effective immediately, and United does not expect the new guidance to have a material impact on its disclosures.

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

United’s operating results for the three and nine months ended September 30, 2019 include the operating results of the acquired business for the period subsequent to the acquisition date of May 1, 2019.

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

Pro forma information

United acquired NLFC Holdings Corp. and its subsidiaries, collectively known as “Navitas,” on February 1, 2018, as described in United’s 2018 10-K. The following table discloses the impact of the acquisitions of FMBT and Navitas since the acquisition dates through September 30 in the year of acquisition. The table also presents certain pro forma information as if FMBT had been acquired on January 1, 2018 and Navitas had been acquired on January 1, 2017. These results combine the historical results of the acquired entities with United’s consolidated statement of income and, while adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisitions taken place in earlier years.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Merger-related costs from the FMBT acquisition of $756,000 and $1.78 million, respectively, have been excluded from the three and nine months 2019 pro forma information presented below and included in the three and nine months 2018 pro forma information below. Merger-related costs from the Navitas acquisition of $103,000 and $4.93 million, respectively, have been excluded from the three and nine months 2018 pro forma information presented below. The actual results and pro forma information were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	Revenue	Net Income	Revenue	Net Income
2019
Actual FMBT results included in statement of income since acquisition date	$2,697	$1,403	$5,024	$2,590
Supplemental consolidated pro forma as if FMBT had been acquired January 1, 2018	144,881	48,653	420,872	138,157

2018
Actual Navitas results included in statement of income since acquisition date	$7,006	$1,884	$17,243	$5,380
Supplemental consolidated pro forma as if FMBT had been acquired January 1, 2018 and Navitas had been acquired January 1, 2017	138,036	44,846	399,692	124,599

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

The following table presents a summary of amounts outstanding under reverse repurchase agreements, of which there were none as of September 30, 2019, and derivative financial instruments including those entered into in connection with the same counterparty under master netting agreements as of the dates indicated (in thousands).

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet		Gross Amounts not Offset in the Balance Sheet
September 30, 2019			Net Asset Balance	Financial Instruments	Collateral Received	Net Amount
Derivatives	$43,755	$—	$43,755	$(122)	$—	$43,633
Total	$43,755	$—	$43,755	$(122)	$—	$43,633

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet	Net Liability Balance	Gross Amounts not Offset in the Balance Sheet
				Financial Instruments	Collateral Pledged	Net Amount
Derivatives	$16,244	$—	$16,244	$(122)	$(16,316)	$—
Total	$16,244	$—	$16,244	$(122)	$(16,316)	$—

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet		Gross Amounts not Offset in the Balance Sheet
December 31, 2018			Net Asset Balance	Financial Instruments	Collateral Received	Net Amount
Repurchase agreements / reverse repurchase agreements	$50,000	$(50,000)	$—	$—	$—	$—
Derivatives	24,705	—	24,705	(973)	(8,029)	15,703
Total	$74,705	$(50,000)	$24,705	$(973)	$(8,029)	$15,703

Weighted average interest rate of reverse repurchase agreements	3.20%

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet		Gross Amounts not Offset in the Balance Sheet
			Net Liability Balance	Financial Instruments	Collateral Pledged	Net Amount
Repurchase agreements / reverse repurchase agreements	$50,000	$(50,000)	$—	$—	$—	$—
Derivatives	26,433	—	26,433	(973)	(16,126)	9,334
Total	$76,433	$(50,000)	$26,433	$(973)	$(16,126)	$9,334

Weighted average interest rate of repurchase agreements	2.45%

At September 30, 2019, United recognized the right to reclaim cash collateral of $16.3 million. At September 30, 2019 there was no cash collateral held for derivatives. At December 31, 2018, United recognized the right to reclaim cash collateral of $16.1 million and the obligation to return cash collateral of $8.03 million. The right to reclaim cash collateral and the obligation to return cash collateral were included in the consolidated balance sheets in other assets and other liabilities, respectively. Derivatives include customer derivatives, which as discussed further in Note 9, are cross-collateralized with the collateral used to support the credit risk for the underlying lending relationship. Such collateral is not included in the tables above.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2019
State and political subdivisions	$61,251	$3,308	$—	$64,559
Residential mortgage-backed securities	163,603	2,532	597	165,538
Commercial mortgage-backed securities	18,174	331	56	18,449
Total	$243,028	$6,171	$653	$248,546

As of December 31, 2018
State and political subdivisions	$68,551	$952	$2,191	$67,312
Residential mortgage-backed securities	176,488	652	5,094	172,046
Commercial mortgage-backed securities	29,368	173	96	29,445
Total	$274,407	$1,777	$7,381	$268,803

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The cost basis, unrealized gains and losses, and fair value of debt securities available-for-sale as of the dates indicated are presented below (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2019
U.S. Treasuries	$152,759	$1,873	$—	$154,632
U.S. Government agencies	2,972	203	—	3,175
State and political subdivisions	215,159	12,166	—	227,325
Residential mortgage-backed securities	1,236,101	22,154	1,622	1,256,633
Commercial mortgage-backed securities	318,815	3,783	133	322,465
Corporate bonds	200,246	1,291	342	201,195
Asset-backed securities	106,729	762	870	106,621
Total	$2,232,781	$42,232	$2,967	$2,272,046

As of December 31, 2018
U.S. Treasuries	$150,712	$767	$2,172	$149,307
U.S. Government agencies	25,493	335	275	25,553
State and political subdivisions	234,750	907	1,716	233,941
Residential mortgage-backed securities	1,464,380	3,428	21,898	1,445,910
Commercial mortgage-backed securities	399,663	187	7,933	391,917
Corporate bonds	200,582	502	1,921	199,163
Asset-backed securities	184,683	328	2,335	182,676
Total	$2,660,263	$6,454	$38,250	$2,628,467

Securities with a carrying value of $724 million and $925 million were pledged to secure public deposits, derivatives and other secured borrowings at September 30, 2019 and December 31, 2018, respectively.

 The following table summarizes debt securities held-to-maturity in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2019
Residential mortgage-backed securities	$2,597	$12	$55,776	$585	$58,373	$597
Commercial mortgage-backed securities	—	—	1,900	56	1,900	56
Total unrealized loss position	$2,597	$12	$57,676	$641	$60,273	$653

As of December 31, 2018
State and political subdivisions	$7,062	$46	$34,146	$2,145	$41,208	$2,191
Residential mortgage-backed securities	6,579	61	136,376	5,033	142,955	5,094
Commercial mortgage-backed securities	—	—	4,290	96	4,290	96
Total unrealized loss position	$13,641	$107	$174,812	$7,274	$188,453	$7,381

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes debt securities available-for-sale in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2019
Residential mortgage-backed securities	$72,466	$603	$111,223	$1,019	$183,689	$1,622
Commercial mortgage-backed securities	—	—	37,111	133	37,111	133
Corporate bonds	19,820	114	15,772	228	35,592	342
Asset-backed securities	64,608	867	1,233	3	65,841	870
Total unrealized loss position	$156,894	$1,584	$165,339	$1,383	$322,233	$2,967

As of December 31, 2018
U.S. Treasuries	$—	$—	$120,391	$2,172	$120,391	$2,172
U.S. Government agencies	—	—	21,519	275	21,519	275
State and political subdivisions	15,160	28	133,500	1,688	148,660	1,716
Residential mortgage-backed securities	234,583	808	775,360	21,090	1,009,943	21,898
Commercial mortgage-backed securities	4,552	594	355,292	7,339	359,844	7,933
Corporate bonds	—	—	117,296	1,921	117,296	1,921
Asset-backed securities	74,492	1,879	31,968	456	106,460	2,335
Total unrealized loss position	$328,787	$3,309	$1,555,326	$34,941	$1,884,113	$38,250

At September 30, 2019, there were 49 debt securities available-for-sale and 29 debt securities held-to-maturity that were in an unrealized loss position. United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at September 30, 2019 were primarily attributable to changes in interest rates.

Management evaluates securities for other-than-temporary impairment on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. No impairment charges were recognized during the three and nine months ended September 30, 2019 or 2018.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes available-for-sale securities sales activity for the three and nine months ended September 30, 2019 and 2018 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Proceeds from sales	$—	$16,383	$225,883	$156,679

Gross gains on sales	$—	$176	$1,776	$825
Gross losses on sales	—	(174)	(1,894)	(2,127)
Net gains (losses) on sales of securities	$—	$2	$(118)	$(1,302)

Income tax expense (benefit) attributable to sales	$—	$5	$(30)	$(312)

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of debt securities available-for-sale and held-to-maturity at September 30, 2019, by contractual maturity, are presented in the following table (in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries:
Within 1 year	$29,786	$29,887	$—	$—
1 to 5 years	122,973	124,745	—	—
	152,759	154,632	—	—

U.S. Government agencies:
1 to 5 years	406	406	—	—
More than 10 years	2,566	2,769	—	—
	2,972	3,175	—	—

State and political subdivisions:
Within 1 year	935	943	1,350	1,376
1 to 5 years	54,107	55,437	10,764	11,322
5 to 10 years	16,339	17,222	7,202	8,047
More than 10 years	143,778	153,723	41,935	43,814
	215,159	227,325	61,251	64,559

Corporate bonds:
Within 1 year	120,046	120,176	—	—
1 to 5 years	77,700	78,475	—	—
5 to 10 years	1,500	1,546	—	—
More than 10 years	1,000	998	—	—
	200,246	201,195	—	—

Asset-backed securities:
1 to 5 years	1,754	1,746	—	—
More than 10 years	104,975	104,875	—	—
	106,729	106,621	—	—

Total securities other than mortgage-backed securities:
Within 1 year	150,767	151,006	1,350	1,376
1 to 5 years	256,940	260,809	10,764	11,322
5 to 10 years	17,839	18,768	7,202	8,047
More than 10 years	252,319	262,365	41,935	43,814
Residential mortgage-backed securities	1,236,101	1,256,633	163,603	165,538
Commercial mortgage-backed securities	318,815	322,465	18,174	18,449
	$2,232,781	$2,272,046	$243,028	$248,546

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

	September 30, 2019	December 31, 2018
Owner occupied commercial real estate	$1,692,010	$1,647,904
Income producing commercial real estate	1,933,868	1,812,420
Commercial & industrial	1,271,243	1,278,347
Commercial construction	1,000,801	796,158
Equipment financing	729,506	564,614
Total commercial	6,627,428	6,099,443
Residential mortgage	1,120,828	1,049,232
Home equity lines of credit	668,987	694,010
Residential construction	229,352	211,011
Consumer direct	125,517	122,013
Indirect auto	131,154	207,692
Total loans	8,903,266	8,383,401
Less allowance for loan losses	(62,514)	(61,203)
Loans, net	$8,840,752	$8,322,198

At September 30, 2019 and December 31, 2018, loans totaling $4.15 billion and $3.98 billion, respectively, were pledged as collateral to secure Federal Home Loan Bank advances, securitized notes payable and other contingent funding sources.

At September 30, 2019, the carrying value and outstanding balance of purchased credit impaired (“PCI”) loans accounted for under ASC 310-30 were $69.7 million and $97.1 million, respectively. At December 31, 2018, the carrying value and outstanding balance of PCI loans were $74.4 million and $109 million, respectively. The following table presents changes in the balance of the accretable yield for PCI loans for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$26,308	$23,406	$26,868	$17,686
Additions due to acquisitions	—	—	1,300	1,977
Accretion	(4,950)	(3,773)	(14,037)	(9,284)
Reclassification from nonaccretable difference	1,159	3,018	5,627	10,136
Changes in expected cash flows that do not affect nonaccretable difference	329	2,027	3,088	4,163
Balance at end of period	$22,846	$24,678	$22,846	$24,678

In addition to the accretable yield on PCI loans, the fair value adjustments on purchased loans outside the scope of ASC 310-30 are also accreted to interest revenue over the life of the loans. At September 30, 2019 and December 31, 2018, the remaining accretable net fair value discount on loans acquired through a business combination and not accounted for under ASC 310-30 was $5.69 million and $4.31 million, respectively, which included a net premium on acquired equipment financing loans. In addition, indirect auto loans purchased at a premium outside of a business combination had a remaining premium of $1.91 million and $3.72 million, respectively, as of September 30, 2019 and December 31, 2018.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2019 and December 31, 2018, equipment financing assets included leases of $39.5 million and $30.4 million, respectively. The components of the net investment in leases, which included both sales-type and direct financing, are presented below (in thousands).

	September 30, 2019	December 31, 2018
Minimum future lease payments receivable	$42,176	$31,915
Estimated residual value of leased equipment	3,749	3,593
Initial direct costs	936	827
Security deposits	(1,091)	(1,189)
Purchase accounting premium	379	806
Unearned income	(6,630)	(5,568)
Net investment in leases	$39,519	$30,384

Minimum future lease payments expected to be received from equipment financing lease contracts as of September 30, 2019 are as follows (in thousands):

Year
Remainder of 2019	$4,048
2020	14,455
2021	10,740
2022	7,131
2023	4,226
Thereafter	1,576
Total	$42,176

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

	2019					2018
Three Months Ended September 30,
	Beginning Balance	Charge-Offs	Recoveries	(Release)Provision	Ending Balance	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied commercial real estate	$11,545	$—	$39	$(165)	$11,419	$12,909	$—	$251	$(706)	$12,454
Income producing commercial real estate	11,020	(472)	41	473	11,062	10,862	(375)	375	220	11,082
Commercial & industrial	5,308	(898)	207	773	5,390	4,205	(660)	242	568	4,355
Commercial construction	10,318	—	247	(158)	10,407	10,123	(24)	66	(293)	9,872
Equipment financing	6,935	(1,376)	202	1,485	7,246	3,561	(700)	218	1,141	4,220
Residential mortgage	8,290	(264)	106	82	8,214	9,845	(235)	66	70	9,746
Home equity lines of credit	4,794	(287)	204	(28)	4,683	4,943	(426)	147	174	4,838
Residential construction	2,365	(13)	18	181	2,551	2,590	(32)	195	(382)	2,371
Consumer direct	855	(645)	226	441	877	765	(643)	244	474	840
Indirect auto	774	(125)	67	(51)	665	1,268	(228)	53	69	1,162
Total allowance for loan losses	62,204	(4,080)	1,357	3,033	62,514	61,071	(3,323)	1,857	1,335	60,940
Allowance for unfunded commitments	3,391	—	—	67	3,458	2,895	—	—	465	3,360
Total allowance for credit losses	$65,595	$(4,080)	$1,357	$3,100	$65,972	$63,966	$(3,323)	$1,857	$1,800	$64,300

	2019					2018
Nine Months Ended September 30,
	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Charge- Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied commercial real estate	$12,207	$(5)	$166	$(949)	$11,419	$14,776	$(67)	$939	$(3,194)	$12,454
Income producing commercial real estate	11,073	(977)	127	839	11,062	9,381	(2,685)	842	3,544	11,082
Commercial & industrial	4,802	(3,833)	645	3,776	5,390	3,971	(1,277)	848	813	4,355
Commercial construction	10,337	(70)	804	(664)	10,407	10,523	(440)	322	(533)	9,872
Equipment financing	5,452	(3,810)	466	5,138	7,246	—	(862)	386	4,696	4,220
Residential mortgage	8,295	(433)	388	(36)	8,214	10,097	(417)	290	(224)	9,746
Home equity lines of credit	4,752	(653)	466	118	4,683	5,177	(761)	372	50	4,838
Residential construction	2,433	(263)	91	290	2,551	2,729	(40)	326	(644)	2,371
Consumer direct	853	(1,721)	672	1,073	877	710	(1,846)	599	1,377	840
Indirect auto	999	(502)	151	17	665	1,550	(1,043)	188	467	1,162
Total allowance for loan losses	61,203	(12,267)	3,976	9,602	62,514	58,914	(9,438)	5,112	6,352	60,940
Allowance for unfunded commitments	3,410	—	—	48	3,458	2,312	—	—	1,048	3,360
Total allowance for credit losses	$64,613	$(12,267)	$3,976	$9,650	$65,972	$61,226	$(9,438)	$5,112	$7,400	$64,300

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables represent the recorded investment in loans by portfolio segment and the balance of the allowance for loan losses assigned to each segment based on the method of evaluating the loans for impairment as of the dates indicated (in thousands).

	Allowance for Credit Losses
	September 30, 2019				December 31, 2018
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance
Owner occupied commercial real estate	$859	$10,446	$114	$11,419	$862	$11,328	$17	$12,207
Income producing commercial real estate	261	10,737	64	11,062	402	10,671	—	11,073
Commercial & industrial	33	5,305	52	5,390	32	4,761	9	4,802
Commercial construction	49	10,248	110	10,407	71	9,974	292	10,337
Equipment financing	—	7,149	97	7,246	—	5,045	407	5,452
Residential mortgage	808	7,392	14	8,214	861	7,410	24	8,295
Home equity lines of credit	16	4,648	19	4,683	1	4,740	11	4,752
Residential construction	51	2,472	28	2,551	51	2,382	—	2,433
Consumer direct	5	872	—	877	6	847	—	853
Indirect auto	41	624	—	665	26	973	—	999
Total allowance for loan losses	2,123	59,893	498	62,514	2,312	58,131	760	61,203
Allowance for unfunded commitments	—	3,458	—	3,458	—	3,410	—	3,410
Total allowance for credit losses	$2,123	$63,351	$498	$65,972	$2,312	$61,541	$760	$64,613

	Loans Outstanding
	September 30, 2019				December 31, 2018
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance
Owner occupied commercial real estate	$18,562	$1,663,913	$9,535	$1,692,010	$17,602	$1,620,450	$9,852	$1,647,904
Income producing commercial real estate	10,748	1,886,317	36,803	1,933,868	16,584	1,757,525	38,311	1,812,420
Commercial & industrial	2,068	1,268,815	360	1,271,243	1,621	1,276,318	408	1,278,347
Commercial construction	3,287	990,513	7,001	1,000,801	2,491	787,760	5,907	796,158
Equipment financing	111	724,664	4,731	729,506	—	556,672	7,942	564,614
Residential mortgage	16,672	1,095,179	8,977	1,120,828	14,220	1,025,862	9,150	1,049,232
Home equity lines of credit	300	667,286	1,401	668,987	276	692,122	1,612	694,010
Residential construction	1,283	227,564	505	229,352	1,207	209,070	734	211,011
Consumer direct	198	124,939	380	125,517	211	121,269	533	122,013
Indirect auto	1,043	130,111	—	131,154	1,237	206,455	—	207,692
Total loans	$54,272	$8,779,301	$69,693	$8,903,266	$55,449	$8,253,503	$74,449	$8,383,401

A loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due according to the original contractual terms of the loan will not be collected. On a quarterly basis, management individually evaluates certain impaired loans, including all non-PCI nonaccrual relationships with a balance of $500,000 or greater and all troubled debt restructurings (“TDRs”) for impairment. Impairment for collateral dependent loans within this population is measured based on the fair value of the collateral. If impairment is identified, the loan is generally charged down to the fair value of the underlying collateral, less selling costs. Impairment for non-collateral dependent TDRs within this population is measured based on discounted cash flows or the loan’s observable market price. Impairment identified using these methods would result in the establishment of a specific reserve.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

Commercial and consumer asset quality committees meet monthly to review charge-offs that have occurred during the previous month. Participants include the respective Chief Credit Officer, Senior Risk Officers, Senior Credit Officers, Regional Credit Managers, and Special Asset Officers.

Generally, closed-end retail loans (installment and residential mortgage loans) past due 90 cumulative days are written down to their collateral value less estimated selling costs. Open-end (revolving) unsecured retail loans which are past due 90 cumulative days from their contractual due date are generally charged-off.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents loans individually evaluated for impairment by class as of the dates indicated (in thousands).

	September 30, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Owner occupied commercial real estate	$9,225	$7,107	$—	$8,650	$6,546	$—
Income producing commercial real estate	5,363	5,164	—	9,986	9,881	—
Commercial & industrial	1,297	1,037	—	525	370	—
Commercial construction	1,716	1,607	—	685	507	—
Equipment financing	111	111	—	—	—	—
Total commercial	17,712	15,026	—	19,846	17,304	—
Residential mortgage	7,666	6,808	—	5,787	5,202	—
Home equity lines of credit	275	213	—	330	234	—
Residential construction	790	658	—	554	428	—
Consumer direct	28	28	—	18	17	—
Indirect auto	236	223	—	294	292	—
Total with no related allowance recorded	26,707	22,956	—	26,829	23,477	—

With an allowance recorded:
Owner occupied commercial real estate	11,509	11,455	859	11,095	11,056	862
Income producing commercial real estate	5,968	5,584	261	6,968	6,703	402
Commercial & industrial	1,200	1,031	33	1,652	1,251	32
Commercial construction	1,826	1,680	49	2,130	1,984	71
Equipment financing	—	—	—	—	—	—
Total commercial	20,503	19,750	1,202	21,845	20,994	1,367
Residential mortgage	9,922	9,864	808	9,169	9,018	861
Home equity lines of credit	89	87	16	45	42	1
Residential construction	637	625	51	791	779	51
Consumer direct	171	170	5	199	194	6
Indirect auto	820	820	41	946	945	26
Total with an allowance recorded	32,142	31,316	2,123	32,995	31,972	2,312
Total	$58,849	$54,272	$2,123	$59,824	$55,449	$2,312

As of September 30, 2019 and December 31, 2018, $2.12 million and $2.31 million, respectively, of specific reserves were allocated to customers whose loan terms have been modified in TDRs. As of September 30, 2019 and December 31, 2018, there were no commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Loans modified under the terms of a TDR during the three and nine months ended September 30, 2019 and 2018 are presented in the following table. In addition, the table presents loans modified under the terms of a TDR that defaulted (became 90 days or more delinquent) during the periods presented and were initially restructured within one year prior to default (dollars in thousands).

	New TDRs
		Pre-modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment by Type of Modification				TDRs Modified Within the Previous Twelve Months That Have Subsequently Defaulted
	Number of Contracts		Rate Reduction	Structure	Other	Total	Number of Contracts	Recorded Investment
Three Months Ended September 30, 2019
Owner occupied commercial real estate	—	$—	$—	$—	$—	$—	—	$—
Income producing commercial real estate	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Equipment financing	2	93	—	93	—	93	—	—
Total commercial	2	93	—	93	—	93	—	—
Residential mortgage	2	609	—	609	—	609	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Consumer direct	3	21	—	—	21	21	—	—
Indirect auto	4	101	—	—	101	101	—	—
Total loans	11	$824	$—	$702	$122	$824	—	$—

Nine Months Ended September 30, 2019
Owner occupied commercial real estate	2	$610	$—	$610	$—	$610	—	$—
Income producing commercial real estate	1	169	—	169	—	169	—	—
Commercial & industrial	1	7	—	—	7	7	—	—
Commercial construction	—	—	—	—	—	—	—	—
Equipment financing	3	113	—	113	—	113	—	—
Total commercial	7	899	—	892	7	899	—	—
Residential mortgage	11	1,785	—	1,784	—	1,784	1	135
Home equity lines of credit	1	50	—	50	—	50	—	—
Residential construction	1	22	—	—	21	21	1	13
Consumer direct	3	21	—	—	21	21	—	—
Indirect auto	15	271	—	—	262	262	—	—
Total loans	38	$3,048	$—	$2,726	$311	$3,037	2	$148

Three Months Ended September 30, 2018
Owner occupied commercial real estate	—	$—	$—	$—	$—	$—	—	$—
Income producing commercial real estate	1	3,647	—	3,637	—	3,637	—	—
Commercial & industrial	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Equipment financing	—	—	—	—	—	—	—	—
Total commercial	1	3,647	—	3,637	—	3,637	—	—
Residential mortgage	4	421	—	395	—	395	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Consumer direct	—	—	—	—	—	—	—	—
Indirect auto	9	188	—	—	188	188	—	—
Total loans	14	$4,256	$—	$4,032	$188	$4,220	—	$—

Nine Months Ended September 30, 2018
Owner occupied commercial real estate	4	$1,276	$—	$1,260	$—	$1,260	3	$1,869
Income producing commercial real estate	2	3,753	106	3,637	—	3,743	—	—
Commercial & industrial	2	108	—	32	—	32	—	—
Commercial construction	—	—	—	—	—	—	1	3
Equipment financing	—	—	—	—	—	—	—	—
Total commercial	8	5,137	106	4,929	—	5,035	4	1,872
Residential mortgage	8	1,186	—	1,159	—	1,159	1	101
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Consumer direct	—	—	—	—	—	—	—	—
Indirect auto	26	424	—	—	424	424	—	—
Total loans	42	$6,747	$106	$6,088	$424	$6,618	5	$1,973

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired are presented below for the periods indicated (in thousands).

	2019			2018
Three Months Ended September 30,	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received
Owner occupied commercial real estate	$18,759	$288	$290	$17,857	$291	$284
Income producing commercial real estate	10,906	144	153	18,623	240	232
Commercial & industrial	2,133	48	54	1,445	18	17
Commercial construction	3,316	38	39	2,869	39	39
Equipment financing	66	3	3	—	—	—
Total commercial	35,180	521	539	40,794	588	572
Residential mortgage	16,669	195	203	14,654	168	162
Home equity lines of credit	301	4	2	275	3	3
Residential construction	1,298	22	25	1,295	23	23
Consumer direct	204	4	4	232	4	4
Indirect auto	1,069	14	14	1,220	16	16
Total	$54,721	$760	$787	$58,470	$802	$780

Nine Months Ended September 30,
Owner occupied commercial real estate	$18,302	$846	$882	$20,623	$771	$800
Income producing commercial real estate	12,941	523	529	17,155	665	679
Commercial & industrial	1,921	74	89	1,861	83	83
Commercial construction	3,029	113	114	3,456	137	135
Equipment financing	29	3	3	—	—	—
Total commercial	36,222	1,559	1,617	43,095	1,656	1,697
Residential mortgage	16,134	553	561	14,587	474	473
Home equity lines of credit	288	11	7	285	12	11
Residential construction	1,352	70	72	1,467	72	71
Consumer direct	197	11	11	260	14	14
Indirect auto	1,121	42	42	1,274	50	50
Total	$55,314	$2,246	$2,310	$60,968	$2,278	$2,316

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

PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered to be performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan or pool of loans. No PCI loans were classified as nonaccrual at September 30, 2019 or December 31, 2018 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms was approximately $338,000 and $213,000 for the three months ended September 30, 2019 and 2018, respectively, and $965,000 and $812,000 for the nine months ended September 30, 2019 and 2018, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the recorded investment in nonaccrual loans by loan class as of the dates indicated (in thousands).

	September 30, 2019	December 31, 2018
Owner occupied commercial real estate	$8,430	$6,421
Income producing commercial real estate	2,030	1,160
Commercial & industrial	2,625	1,417
Commercial construction	1,894	605
Equipment financing	1,974	2,677
Total commercial	16,953	12,280
Residential mortgage	9,475	8,035
Home equity lines of credit	3,065	2,360
Residential construction	597	288
Consumer direct	147	89
Indirect auto	595	726
Total	$30,832	$23,778

Excluding PCI loans, substantially all loans more than 90 days past due were on nonaccrual status at September 30, 2019 and December 31, 2018. The following table presents the aging of the recorded investment in past due loans by class of loans as of the dates indicated (in thousands).

	Loans Past Due
As of September 30, 2019	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Loans Not Past Due	PCI Loans	Total
Owner occupied commercial real estate	$1,881	$978	$6,447	$9,306	$1,673,169	$9,535	$1,692,010
Income producing commercial real estate	9,422	93	915	10,430	1,886,635	36,803	1,933,868
Commercial & industrial	6,017	663	2,055	8,735	1,262,148	360	1,271,243
Commercial construction	116	11	121	248	993,552	7,001	1,000,801
Equipment financing	1,039	668	1,901	3,608	721,167	4,731	729,506
Total commercial	18,475	2,413	11,439	32,327	6,536,671	58,430	6,627,428
Residential mortgage	4,649	1,921	1,155	7,725	1,104,126	8,977	1,120,828
Home equity lines of credit	2,620	479	897	3,996	663,590	1,401	668,987
Residential construction	314	71	150	535	228,312	505	229,352
Consumer direct	627	74	40	741	124,396	380	125,517
Indirect auto	508	142	520	1,170	129,984	—	131,154
Total loans	$27,193	$5,100	$14,201	$46,494	$8,787,079	$69,693	$8,903,266

	Loans Past Due
As of December 31, 2018	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Loans Not Past Due	PCI Loans	Total
Owner occupied commercial real estate	$2,542	$2,897	$1,011	$6,450	$1,631,602	$9,852	$1,647,904
Income producing commercial real estate	1,624	291	301	2,216	1,771,893	38,311	1,812,420
Commercial & industrial	7,189	718	400	8,307	1,269,632	408	1,278,347
Commercial construction	267	—	68	335	789,916	5,907	796,158
Equipment financing	1,351	739	2,658	4,748	551,924	7,942	564,614
Total commercial	12,973	4,645	4,438	22,056	6,014,967	62,420	6,099,443
Residential mortgage	5,461	1,788	1,950	9,199	1,030,883	9,150	1,049,232
Home equity lines of credit	2,112	864	902	3,878	688,520	1,612	694,010
Residential construction	509	63	190	762	209,515	734	211,011
Consumer direct	600	82	21	703	120,777	533	122,013
Indirect auto	750	323	633	1,706	205,986	—	207,692
Total loans	$22,405	$7,765	$8,134	$38,304	$8,270,648	$74,449	$8,383,401

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Based on the most recent analysis performed, the risk category of loans by class of loans as of the dates indicated is as follows (in thousands).

	Pass	Watch	Substandard	Doubtful / Loss	Total
As of September 30, 2019
Owner occupied commercial real estate	$1,606,137	$32,725	$43,613	$—	$1,682,475
Income producing commercial real estate	1,844,176	25,451	27,438	—	1,897,065
Commercial & industrial	1,199,399	32,105	39,379	—	1,270,883
Commercial construction	963,742	22,393	7,665	—	993,800
Equipment financing	722,801	—	1,974	—	724,775
Total commercial	6,336,255	112,674	120,069	—	6,568,998
Residential mortgage	1,099,233	—	12,618	—	1,111,851
Home equity lines of credit	663,087	—	4,499	—	667,586
Residential construction	228,029	—	818	—	228,847
Consumer direct	124,729	—	408	—	125,137
Indirect auto	129,306	—	1,848	—	131,154
Total loans, excluding PCI loans	8,580,639	112,674	140,260	—	8,833,573

Owner occupied commercial real estate	1,905	5,262	2,368	—	9,535
Income producing commercial real estate	26,499	8,204	2,100	—	36,803
Commercial & industrial	86	50	224	—	360
Commercial construction	3,190	581	3,230	—	7,001
Equipment financing	4,715	—	16	—	4,731
Total commercial	36,395	14,097	7,938	—	58,430
Residential mortgage	7,505	—	1,472	—	8,977
Home equity lines of credit	1,361	—	40	—	1,401
Residential construction	467	—	38	—	505
Consumer direct	354	—	26	—	380
Indirect auto	—	—	—	—	—
Total PCI loans	46,082	14,097	9,514	—	69,693

Total loan portfolio	$8,626,721	$126,771	$149,774	$—	$8,903,266

As of December 31, 2018
Owner occupied commercial real estate	$1,585,797	$16,651	$35,604	$—	$1,638,052
Income producing commercial real estate	1,735,456	20,923	17,730	—	1,774,109
Commercial & industrial	1,247,206	8,430	22,303	—	1,277,939
Commercial construction	777,780	4,533	7,938	—	790,251
Equipment financing	553,995	—	2,677	—	556,672
Total commercial	5,900,234	50,537	86,252	—	6,037,023
Residential mortgage	1,028,660	—	11,422	—	1,040,082
Home equity lines of credit	688,493	—	3,905	—	692,398
Residential construction	209,744	—	533	—	210,277
Consumer direct	121,247	19	214	—	121,480
Indirect auto	205,632	—	2,060	—	207,692
Total loans, excluding PCI loans	8,154,010	50,556	104,386	—	8,308,952

Owner occupied commercial real estate	3,352	2,774	3,726	—	9,852
Income producing commercial real estate	23,430	13,403	1,478	—	38,311
Commercial & industrial	266	48	94	—	408
Commercial construction	3,503	188	2,216	—	5,907
Equipment financing	7,725	—	217	—	7,942
Total commercial	38,276	16,413	7,731	—	62,420
Residential mortgage	6,914	—	2,236	—	9,150
Home equity lines of credit	1,492	—	120	—	1,612
Residential construction	687	—	47	—	734
Consumer direct	493	—	40	—	533
Indirect auto	—	—	—	—	—
Total PCI loans	47,862	16,413	10,174	—	74,449

Total loan portfolio	$8,201,872	$66,969	$114,560	$—	$8,383,401

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 7 – Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the details regarding amounts reclassified out of accumulated other comprehensive income for the periods indicated (in thousands).

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2019	2018	2019	2018
Realized gains (losses) on available-for-sale securities:
	$—	$2	$(118)	$(1,302)	Securities gains (losses), net
	—	(5)	30	312	Income tax (expense) benefit
	$—	$(3)	$(88)	$(990)	Net of tax

Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity:
	$(105)	$(168)	$(282)	$(607)	Investment securities interest revenue
	25	40	67	149	Income tax benefit
	$(80)	$(128)	$(215)	$(458)	Net of tax

Amortization of losses included in net income on derivative financial instruments accounted for as cash flow hedges:
Amortization of losses on de-designated positions	$—	$(105)	$(102)	$(395)	Money market deposit interest expense
Amortization of losses on de-designated positions	—	—	(235)	—	Other expense
	—	(105)	(337)	(395)	Total before tax
	—	27	86	103	Income tax benefit
	$—	$(78)	$(251)	$(292)	Net of tax

Reclassifications related to defined benefit pension plan activity:
Prior service cost	$(158)	$(167)	$(476)	$(501)	Salaries and employee benefits expense
Actuarial losses	(16)	(60)	(45)	(180)	Other expense
Termination of defined benefit pension plan	(1,558)	—	(1,558)	—	Merger-related and other charges
	(1,732)	(227)	(2,079)	(681)	Total before tax
	443	57	531	188	Income tax benefit
	$(1,289)	$(170)	$(1,548)	$(493)	Net of tax

Total reclassifications for the period	$(1,369)	$(379)	$(2,102)	$(2,233)	Net of tax

Amounts shown above in parentheses reduce earnings.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 8 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$48,362	$43,682	$136,709	$120,974
Dividends and undistributed earnings allocated to unvested shares	(351)	(301)	(982)	(850)
Net income available to common shareholders	$48,011	$43,381	$135,727	$120,124

Weighted average shares outstanding:
Basic	79,663	79,806	79,714	79,588
Effect of dilutive securities
Stock options	1	6	1	8
Restricted stock units	3	6	3	2
Diluted	79,667	79,818	79,718	79,598

Net income per common share:
Basic	$0.60	$0.54	$1.70	$1.51
Diluted	$0.60	$0.54	$1.70	$1.51

At September 30, 2019, United excluded 1,000 potentially dilutive shares of common stock issuable upon exercise of stock options with a weighted average exercise price of $30.45 from the computation of diluted earnings per share because of their antidilutive effect.

At September 30, 2018, United had potentially dilutive warrants outstanding to purchase 219,909 shares of common stock at $61.40 per share. For the three and nine months ended September 30, 2018, there were also 33,283 and 32,283, respectively, of potentially dilutive shares of common stock issuable upon exercise of stock options that were excluded from the computation of diluted earnings per share because of their antidilutive effect.

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
Notes to Consolidated Financial Statements (Unaudited)

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

Derivatives designated as hedging instruments

Interest Rate Products	Balance Sheet Location	September 30, 2019	December 31, 2018
Fair value hedge of brokered CDs	Derivative liabilities	$685	$1,682
		$685	$1,682

Derivatives not designated as hedging instruments

Interest Rate Products	Balance Sheet Location	September 30, 2019	December 31, 2018
Customer derivative positions	Derivative assets	$37,081	$5,216
Dealer offsets to customer derivative positions	Derivative assets	118	7,620
Mortgage banking - loan commitment	Derivative assets	2,732	1,190
Mortgage banking - forward sales commitment	Derivative assets	313	28
Bifurcated embedded derivatives	Derivative assets	3,511	10,651
		$43,755	$24,705

Customer derivative positions	Derivative liabilities	$122	$9,661
Dealer offsets to customer derivative positions	Derivative liabilities	9,222	781
Risk participations	Derivative liabilities	14	8
Mortgage banking - forward sales commitment	Derivative liabilities	187	259
Dealer offsets to bifurcated embedded derivatives	Derivative liabilities	6,014	13,339
De-designated hedges	Derivative liabilities	—	703
		$15,559	$24,751

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Cash Flow Hedges of Interest Rate Risk
At September 30, 2019 and December 31, 2018 United did not have any active cash flow hedges. Changes in balance sheet composition and interest rate risk position made cash flow hedges not currently necessary as protection against rising interest rates. The loss remaining in other comprehensive income from prior hedges that had previously been de-designated was being amortized into earnings over the original term of the swaps as the forecasted transactions that the swaps were originally designated to hedge were still expected to occur. During the second quarter of 2019, United amortized the remaining balance of losses on terminated hedging positions from other comprehensive income, which was the only effect of cash flow hedges on the consolidated statements of income for the nine months ended September 30, 2019 and 2018. See Note 7 for further detail.

Fair Value Hedges of Interest Rate Risk
United is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in interest rates. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in interest rates. Interest rate swaps designated as fair value hedges of brokered deposits involve the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements without the exchange of the underlying notional amount. At September 30, 2019, United had four interest rate swaps with a notional amount of $37.9 million that were designated as fair value hedges of interest rate risk and were pay-variable / receive-fixed swaps hedging the changes in the fair value of fixed-rate brokered time deposits resulting from changes in interest rates. As of September 30, 2019, the hedged brokered time deposits, which were included in brokered deposits on the consolidated balance sheet, had a carrying value of $36.3 million, which included cumulative fair value hedging adjustments of $480,000. At December 31, 2018, United had four interest rate swaps with an aggregate notional amount of $39.0 million that were designated as fair value hedges of interest rate risk and were pay-variable / receive-fixed, hedging the changes in the fair value of fixed-rate brokered time deposits resulting from changes in interest rates.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives. United also recognized a net increase in interest expense of $97,000 and $300,000, respectively, for the three and nine months ended September 30, 2019 and a net increase in interest expense of $74,000 and $154,000, respectively, for the three and nine months ended September 30, 2018 related to fair value hedges of brokered time deposits, which includes net settlements on the derivatives. United recognized an increase in interest revenue on securities during the nine months ended September 30, 2018 of $17,000 related to fair value hedges of corporate bonds which were terminated during the first quarter of 2018.

The table below presents the effect of derivatives in fair value hedging relationships on the consolidated statement of income for the periods indicated (in thousands).

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
		2019	2018	2019	2018
Three Months Ended September 30,
Fair value hedges of brokered CDs	Interest expense	$71	$(75)	$(55)	$(52)
		$71	$(75)	$(55)	$(52)

Nine Months Ended September 30,
Fair value hedges of brokered CDs	Interest expense	$671	$(912)	$(668)	$518
Fair value hedges of corporate bonds	Interest revenue	—	(336)	—	405
		$671	$(1,248)	$(668)	$923

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

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2019	2018
Three Months Ended September 30,
Customer derivatives and dealer offsets	Other noninterest income	$649	$611
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	—	17
De-designated hedges	Other noninterest income	—	(25)
Mortgage banking derivatives	Mortgage loan revenue	(49)	(213)
Risk participations	Other noninterest income	(1)	—
		$599	$390

Nine Months Ended September 30,
Customer derivatives and dealer offsets	Other noninterest income	$2,376	$2,028
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	144	398
Interest rate caps	Other noninterest income	—	276
De-designated hedges	Other noninterest income	(193)	(108)
Mortgage banking derivatives	Mortgage loan revenue	(987)	1,207
Risk participations	Other noninterest income	(5)	12
		$1,335	$3,813

Credit-Risk-Related Contingent Features
United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each non-customer counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. As of September 30, 2019, collateral totaling $16.3 million was pledged toward derivatives in a liability position.

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

Note 10 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards (also referred to as “nonvested stock” awards), stock awards, performance share awards or stock appreciation rights. Options granted under the plan have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years, although certain acquisition-related performance grants may have periods of less than four years and up to ten years) with an exercisable period not to exceed ten years. Certain options, restricted stock and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan). Through September 30, 2019, incentive stock options, nonqualified stock options, restricted stock and restricted stock unit awards, base salary stock grants and performance share awards have been granted under the plan. As of September 30, 2019, 1.31 million additional awards remained available for grant under the plan.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table shows stock option activity for the first nine months of 2019.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2018	47,139	$27.07
Exercised	(12,000)	16.44
Cancelled/forfeited	(2,396)	29.68
Expired	(30,243)	31.43
Outstanding at September 30, 2019	2,500	22.81	1.9	$16

Exercisable at September 30, 2019	2,500	22.81	1.9	16

The fair value of each option is estimated on the date of grant using the Black-Scholes model. No stock options were granted during the nine months ended September 30, 2019 and 2018.

United recognized $18,000 in compensation expense related to stock options during the nine months ended September 30, 2018, and no compensation expense related to stock options in the same period of 2019. The amount of compensation expense was determined based on the fair value of the options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period.

The table below presents restricted stock units activity for the first nine months of 2019.

Restricted Stock Unit Awards	Shares	Weighted- Average Grant- Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2018	759,746	$27.66
Granted	301,301	26.55
Vested	(171,177)	24.42		$4,589
Cancelled	(33,754)	25.79
Outstanding at September 30, 2019	856,116	27.99	3.7	24,271

Historically, compensation expense for restricted stock units has been based on the market value of United’s common stock on the date of grant. During the third quarter of 2019, as it had during the third quarter 2018, in addition to the time-based restricted stock unit awards, United’s Board of Directors approved performance-based restricted stock units. The performance-based restricted stock awards granted during the third quarter 2019 will vest based on achieving, during the applicable calendar-year performance periods from 2020 through 2023, certain performance and market targets relative to a bank peer group. Achieving target performance on both the performance and market targets for all performance periods will result in the issuance of 47,642 shares, although additional shares may be issued if more stringent performance and market hurdles are met. The per share fair market value of these performance-based restricted stock unit award of $26.32 was estimated using the Monte Carlo Simulation valuation model. United recognizes the impact of forfeitures as they occur. The value of restricted stock unit awards is amortized into expense over the service period. For the nine months ended September 30, 2019 and 2018, expense of $7.40 million and $3.79 million, respectively, was recognized related to restricted stock unit awards granted to United employees. Of the expense related to restricted stock unit awards during the nine months ended September 30, 2019, $1.38 million related to the modification of existing awards resulting from an acceleration of vesting of awards due to retirement and $740,000 related to awards granted in conjunction with an acquisition, both of which were recognized in merger-related and other charges in the consolidated statement of income. The remaining expense of $5.28 million for the nine months ended September 30, 2019 was recognized in salaries and employee benefits expense, as was the entire amount for the nine months ended September 30, 2018. In addition, for the nine months ended September 30, 2019 and 2018, $283,000 and $264,000, respectively, was recognized in other operating expense for restricted stock unit awards granted to members of United’s Board of Directors.

A deferred income tax benefit related to stock-based compensation expense of $1.96 million and $1.04 million was included in the determination of income tax expense for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, there was $16.5 million of unrecognized expense related to non-vested restricted stock unit awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.6 years. As of September 30, 2019, there was no unrecognized expense related to non-vested stock options granted under the plan.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Common Stock

In November of 2018, United’s Board of Directors approved an increase and extension of the ongoing common stock repurchase program, authorizing $50 million of repurchases of United’s outstanding common stock. The program is scheduled to expire on the earlier of United’s repurchase of its common stock having an aggregate purchase price of $50 million or December 31, 2019. Under the program, shares may be repurchased in the open market or in privately negotiated transactions, from time to time, subject to market conditions. During the three and nine months ended September 30, 2019, 195,443 and 500,495 shares, respectively, were repurchased under the program. During the nine months ended September 30, 2018, no shares were repurchased under the program. As of September 30, 2019, United had remaining authorization to repurchase up to $37.0 million of outstanding common stock under the program. In November of 2019, the Board of Directors authorized an updated repurchase program for $50 million of its common shares that may be acquired through December 31, 2020.

Note 12 – Income Taxes

The income tax provision for the three and nine months ended September 30, 2019 was $14.0 million and $40.1 million, respectively, which represented effective tax rates of 22.4% and 22.7%, respectively, for those periods. The income tax provision for the three and nine months ended September 30, 2018 was $13.1 million and $37.4 million, respectively, which represented effective tax rates of 23.1% and 23.6%, respectively, for those periods.

At September 30, 2019 and December 31, 2018, United maintained a valuation allowance on its net deferred tax asset of $3.37 million. Management assesses the valuation allowance recorded against its net deferred tax asset at each reporting period. The determination of whether a valuation allowance for its net deferred tax asset is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence.

United is subject to income taxation in the United States and various state jurisdictions. United’s federal and state income tax returns are filed on a consolidated basis. Currently, no years for which United filed a federal income tax return are under examination by the IRS, and there are no state tax examinations currently in progress. United is no longer subject to income tax examinations from state and local income tax authorities for years before 2016. Although it is not possible to know the ultimate outcome of future examinations, management believes that the liability recorded for uncertain tax positions is appropriate. At September 30, 2019 and December 31, 2018, unrecognized income tax benefits related to uncertain tax positions totaled $3.26 million.

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

September 30, 2019	Level 1	Level 2	Level 3	Total
Assets:
Debt securities available for sale:
U.S. Treasuries	$154,632	$—	$—	$154,632
U.S. Government agencies	—	3,175	—	3,175
State and political subdivisions	—	227,325	—	227,325
Residential mortgage-backed securities	—	1,256,633	—	1,256,633
Commercial mortgage-backed securities	—	322,465	—	322,465
Corporate bonds	—	200,197	998	201,195
Asset-backed securities	—	106,621	—	106,621
Equity securities with readily available fair values	1,836	—	—	1,836
Mortgage loans held for sale	—	54,625	—	54,625
Deferred compensation plan assets	7,668	—	—	7,668
Servicing rights for SBA/USDA loans	—	—	7,246	7,246
Residential mortgage servicing rights	—	—	11,089	11,089
Derivative financial instruments	—	37,512	6,243	43,755
Total assets	$164,136	$2,208,553	$25,576	$2,398,265

Liabilities:
Deferred compensation plan liability	$7,680	$—	$—	$7,680
Derivative financial instruments	—	9,531	6,713	16,244
Total liabilities	$7,680	$9,531	$6,713	$23,924

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Debt securities available for sale
U.S. Treasuries	$149,307	$—	$—	$149,307
U.S. Agencies	—	25,553	—	25,553
State and political subdivisions	—	233,941	—	233,941
Residential mortgage-backed securities	—	1,445,910	—	1,445,910
Commercial mortgage-backed securities	—	391,917	—	391,917
Corporate bonds	—	198,168	995	199,163
Asset-backed securities	—	182,676	—	182,676
Equity securities with readily available fair values	1,076	—	—	1,076
Mortgage loans held for sale	—	18,935	—	18,935
Deferred compensation plan assets	6,404	—	—	6,404
Servicing rights for SBA/USDA loans	—	—	7,510	7,510
Residential mortgage servicing rights	—	—	11,877	11,877
Derivative financial instruments	—	12,864	11,841	24,705
Total assets	$156,787	$2,509,964	$32,223	$2,698,974

Liabilities:
Deferred compensation plan liability	$6,404	$—	$—	$6,404
Derivative financial instruments	—	10,701	15,732	26,433
Total liabilities	$6,404	$10,701	$15,732	$32,837

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table shows a reconciliation of the beginning and ending balances for the periods indicated for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	2019					2018
	Derivative Asset	Derivative Liability	Servicing rights for SBA/USDA loans	Residential mortgage servicing rights	Debt Securities Available-for-Sale	Derivative Asset	Derivative Liability	Servicing rights for SBA/USDA loans	Residential mortgage servicing rights	Debt Securities Available-for-Sale
Three Months Ended September 30,
Balance at beginning of period	$7,744	$9,012	$7,380	$10,679	$995	$14,510	$18,366	$7,509	$10,801	$990
Additions	—	—	486	1,789	—	—	—	745	1,397	—
Sales and settlements	—	—	(286)	(416)	—	—	—	(242)	(146)	—
Other comprehensive income	—	—	—	—	3	—	—	—	—	5
Amounts included in earnings - fair value adjustments	(1,501)	(2,299)	(334)	(963)	—	(94)	379	(514)	(21)	—
Balance at end of period	$6,243	$6,713	$7,246	$11,089	$998	$14,416	$18,745	$7,498	$12,031	$995

Nine Months Ended September 30,
Balance at beginning of period	$11,841	$15,732	$7,510	$11,877	$995	$12,207	$16,744	$7,740	$8,262	$900
Business combinations	—	—	—	—	—	—	—	(354)	—	—
Additions	—	—	1,266	3,880	—	—	—	1,837	3,505	—
Sales and settlements	(1,135)	(2,330)	(837)	(719)	—	(1,029)	(1,347)	(649)	(352)	—
Other comprehensive income	—	—	—	—	3	—	—	—	—	95
Amounts included in earnings - fair value adjustments	(4,463)	(6,689)	(693)	(3,949)	—	3,238	3,348	(1,076)	616	—
Balance at end of period	$6,243	$6,713	$7,246	$11,089	$998	$14,416	$18,745	$7,498	$12,031	$995

The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis as of the dates indicated (in thousands).

	Fair Value				Weighted Average
Level 3 Assets and Liabilities	September 30, 2019	December 31, 2018	Valuation Technique		September 30, 2019	December 31, 2018
				Unobservable Inputs
Servicing rights for SBA/USDA loans	$7,246	$7,510	Discounted cash flow	Discount rate	11.8%	14.5%
				Prepayment rate	15.3%	12.1%
Residential mortgage servicing rights	11,089	11,877	Discounted cash flow	Discount rate	10.0%	10.0%
				Prepayment rate	15.8%	10.6%
Corporate bonds	998	995	Indicative bid provided by a broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	N/A	N/A
Derivative assets - mortgage	2,732	1,190	Internal model	Pull through rate	83.3%	80.7%
Derivative assets - other	3,511	10,651	Dealer priced	Dealer priced	N/A	N/A
Derivative liabilities - risk participations	14	8	Internal model	Probable exposure rate	0.33%	0.44%
				Probability of default rate	1.80%	1.80%
Derivative liabilities - other	6,699	15,724	Dealer priced	Dealer priced	N/A	N/A

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Fair Value Option
At September 30, 2019, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $54.6 million and $53.1 million, respectively. At December 31, 2018, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $18.9 million and $18.2 million, respectively. Interest income on these loans is calculated based on the note rate of the loan and is recorded in interest revenue. During the three and nine months ended September 30, 2019, changes in fair value of these loans resulted in net losses of $2,000 and net gains of $873,000, respectively. During the three and nine months ended September 30, 2018, changes in fair value of these loans resulted in net losses of $412,000 and $157,000, respectively. Gains and losses resulting from the change in fair value of these loans are recorded in mortgage loan and other related fees. These changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of all assets that were still held as of September 30, 2019 and December 31, 2018, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented (in thousands).

	Level 1	Level 2	Level 3	Total
September 30, 2019
Loans	$—	$—	$9,119	$9,119

December 31, 2018
Loans	$—	$—	$8,631	$8,631

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

		Fair Value Level
	Carrying Amount	Level 1	Level 2	Level 3	Total
September 30, 2019
Assets:
Securities held to maturity	$243,028	$—	$248,546	$—	$248,546
Loans and leases, net	8,840,752	—	—	8,804,331	8,804,331

Liabilities:
Deposits	10,756,517	—	10,756,838	—	10,756,838
Federal Home Loan Bank advances	40,000	—	39,998	—	39,998
Long-term debt	240,245	—	—	246,567	246,567

December 31, 2018
Assets:
Securities held to maturity	$274,407	$—	$268,803	$—	$268,803
Loans and leases, net	8,322,198	—	—	8,277,387	8,277,387

Liabilities:
Deposits	10,534,513	—	10,528,834	—	10,528,834
Federal Home Loan Bank advances	160,000	—	159,988	—	159,988
Long-term debt	267,189	—	—	278,996	278,996

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

The following table summarizes the contractual amount of off-balance sheet instruments as of the dates indicated (in thousands).

	September 30, 2019	December 31, 2018
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,138,428	$2,129,463
Letters of credit	29,652	25,447

United’s wholly-owned bank subsidiary, United Community Bank (the “Bank”), holds minor investments in certain limited partnerships for Community Reinvestment Act purposes. As of September 30, 2019, the Bank had committed to fund an additional $6.87 million related to future capital calls that had not been reflected in the consolidated balance sheet.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 15 – Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands):

	September 30, 2019	December 31, 2018
Core deposit intangible	$65,452	$62,652
Less: accumulated amortization	(49,537)	(46,141)
Net core deposit intangible	15,915	16,511
Noncompete agreements	3,144	3,144
Less: accumulated amortization	(3,144)	(2,695)
Net noncompete agreements	—	449
Total intangibles subject to amortization, net	15,915	16,960
Goodwill	327,425	307,112
Total goodwill and other intangible assets, net	$343,340	$324,072

The following is a summary of changes in the carrying amounts of goodwill (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
2019	Goodwill	Accumulated Impairment Losses	Goodwill, net of Accumulated Impairment Losses	Goodwill	Accumulated Impairment Losses	Goodwill, net of Accumulated Impairment Losses
Balance, beginning of period	$633,015	$(305,590)	$327,425	$612,702	$(305,590)	$307,112
Acquisition of FMBT	—	—	—	20,313	—	20,313
Balance, end of period	$633,015	$(305,590)	$327,425	$633,015	$(305,590)	$327,425

2018
Balance, beginning of period	$612,702	$(305,590)	$307,112	$526,181	$(305,590)	$220,591
Acquisition of Navitas	—	—	—	87,379	—	87,379
Measurement period adjustments(1)	—	—	—	(858)	—	(858)
Balance, end of period	$612,702	$(305,590)	$307,112	$612,702	$(305,590)	$307,112

(1) Measurement period adjustments for the nine months ended September 30, 2018, were related to Four Oaks Fincorp, Inc. and HCSB Financial Corporation.

The estimated aggregate amortization expense for future periods for core deposit intangibles is as follows (in thousands):

Year
Remainder of 2019	$1,093
2020	3,842
2021	3,019
2022	2,379
2023	1,852
Thereafter	3,730
Total	$15,915

Note 16 - Operating Leases

United’s leases for which it is the lessee consist of operating leases for land, buildings, and equipment. Payments related to these leases consist primarily of base rent and, in the case of building leases, additional operating costs associated with the leased property such as common area maintenance and utilities. In most cases these operating costs vary over the term of the lease, and therefore are classified as variable lease costs, which are recognized as incurred in the consolidated statement of income. In addition, certain operating leases include costs such as property taxes and insurance, which are recognized as incurred in the consolidated statement of income. Many of United’s operating leases contain renewal options, most of which are excluded from the measurement of the right-of-use asset and lease liability as they are not reasonably certain to be exercised. United also subleases and leases certain real estate properties to third parties under operating leases. As of September 30, 2019, United had a right-of-use asset and lease liability of $21.0 million and $23.3 million, respectively, included in other assets and other liabilities, respectively, on the balance sheet.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The table below presents the operating lease income and expense recognized for the periods indicated (in thousands).

	Income Statement Location	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	Occupancy expense	$1,272	$3,783
Variable lease cost	Occupancy expense	112	336
Short-term lease cost	Occupancy expense	52	92
Total lease cost		$1,436	$4,211

Sublease income and rental income from owned properties under operating leases	Other noninterest income	$261	886

As of September 30, 2019, the weighted average remaining lease term and weighted average discount rate of operating leases was 5.51 years and 2.79%, respectively. Absent a readily determinable interest rate in the lease agreement, the discount rate applied to each individual lease obligation was the Bank’s incremental borrowing rate for secured borrowings.

As of September 30, 2019, future minimum lease payments under operating leases were as follows (in thousands):

Year
Remainder of 2019	$939
2020	5,394
2021	5,124
2022	4,694
2023	3,992
Thereafter	5,092
Total	25,235
Less discount	(1,963)
Present value of lease liability	$23,272

As discussed in Note 2, United adopted Topic 842 using the modified retrospective method with a cumulative effect adjustment to shareholders’ equity without restating comparable periods. As a result, disclosures for comparative periods under the predecessor standard, ASC 840, Leases, are required in the year of transition. As of December 31, 2018, rent commitments under operating leases were $5.35 million, $5.16 million, $4.91 million, $4.48 million, and $3.91 million, for 2019 through 2023, respectively, and $5.04 million in the aggregate for years thereafter.

Note 17 - Termination of Defined Benefit Plan

During the third quarter of 2019, United materially settled the liabilities of its funded noncontributory defined benefit pension plan (“Funded Plan”). Participants elected to receive either lump sum distributions or annuity contracts purchased from a third party insurance company that provided for the payment of vested benefits. United contributed $4.90 million to the Funded Plan in the third quarter of 2019 to fund its liquidation.

As a result of the pension termination, unrecognized losses of $1.56 million, which previously were recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets, were recognized as expense and an additional pension plan settlement loss of $1.38 million was recorded in the consolidated statements of income. Including both charges, the total Funded Plan settlement loss was $2.94 million, which was included in merger-related and other charges for the three and nine months ended September 30, 2019.

Note 18 - Subsequent Events

On November 7, 2019, United’s Board of Directors approved a regular quarterly cash dividend of $0.18 per common share. The dividend is payable January 6, 2020, to shareholders of record on December 16, 2019.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at September 30, 2019 and December 31, 2018 and our results of operations for the three and nine months ended September 30, 2019 and September 30, 2018. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. The following discussion and analysis should be read along with our consolidated financial statements and related notes included in Part I - Item 1 of this Quarterly Report on Form 10-Q and the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “2018 10-K”) and the other reports we have filed with the SEC after we filed the 2018 10-K.

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

At September 30, 2019, United had total consolidated assets of $12.8 billion, total loans of $8.90 billion, total deposits of $10.8 billion, and shareholders’ equity of $1.61 billion. United reported net income of $48.4 million, or $0.60 per diluted share, for the third quarter of 2019, compared to net income of $43.7 million, or $0.54 per diluted share, for the third quarter of 2018. For the nine months ended September 30, 2019, United reported net income of $137 million, or $1.70 per diluted share, compared to $121 million, or $1.51 per diluted share, for the first nine months of 2018.

Net interest revenue increased to $119 million for the third quarter of 2019, compared to $112 million for the third quarter of 2018, due to higher loan volume and a higher net interest margin. The net interest margin increased to 4.12% for the three months ended September 30, 2019 from 3.95% for the same period in 2018 primarily due to loan growth, including the addition of the FMBT loan portfolio, the positive effect of a shift in the composition of United’s balance sheet away from securities and into higher yielding loans, and the reduction of borrowed funds since September 30, 2018. These improvements were partially offset by increased interest expense on interest-bearing deposits primarily due to higher interest rates from a year ago, particularly in time deposits. For the nine months ended September 30, 2019, net interest revenue was $353 million and the net interest margin was 4.11% compared to net interest revenue of $324 million and net interest margin of 3.88% for the same period in 2018. These improvements are also attributable to the same factors affecting the third quarter, as well as the inclusion, during the first nine months of 2019, of higher yielding equipment financing loans acquired from NLFC Holdings Corp. and its subsidiaries, collectively known as “Navitas”.

The provision for credit losses was $3.10 million for the third quarter of 2019, compared to $1.80 million for the third quarter of 2018. For the nine months ended September 30, 2019, the provision for credit losses was $9.65 million, compared to $7.40 million for the same period in 2018. Net charge-offs for the third quarter of 2019 were $2.72 million compared to $1.47 million for the same period in 2018.

As of September 30, 2019, United’s allowance for loan losses was $62.5 million, or 0.70% of loans, compared to $61.2 million, or 0.73% of loans, at December 31, 2018, reflecting stable asset quality. At September 30, 2019 and December 31, 2018, nonperforming assets of $30.9 million and $25.1 million, respectively, were 0.24% and 0.20% of total assets, respectively.

Noninterest income of $29.0 million for the third quarter of 2019 was up $4.85 million, or 20%, from the third quarter of 2018. The increase was primarily attributable to an increase in mortgage origination activity which resulted in a $3.40 million increase in mortgage fees. United closed $330 million in mortgage loans in the third quarter of 2019 compared with $237 million a year ago. Deposit service charges were also up with increases in interchange and overdraft fees. These increases were partially offset by decreases in gains on sales of United’s Small Business Administration and United States Department of Agriculture (“SBA/USDA”) loans. The decrease results from a change in strategy to hold more of the SBA loan production on balance sheet. For the first nine months of 2019, total noninterest income was up $4.61 million compared to the same period of 2018 mostly due to increases in mortgage loan and related fees, brokerage fees and nominal securities losses in comparison to the $1.30 million of securities losses recorded during the same period of last year.

For the third quarter and first nine months of 2019, noninterest expenses of $82.9 million and $241 million, respectively, increased $5.21 million and $12.8 million, respectively, from the same periods of 2018. The increases were primarily attributable to increases in salaries and employee benefits and communications and equipment costs. Merger-related and other charges also contributed to the increases from the prior periods due to the termination and settlement of the acquired Palmetto Bancshares, Inc. funded noncontributory defined benefit pension plan (the “Funded Plan”), acquisition and systems conversions of FMBT, branch closure costs and executive retirement charges. Increases in salaries and employee benefits were driven by several factors, including the addition of FMBT employees, the inclusion of Navitas employees for the full period in 2019, annual merit-based salary increases awarded during the second quarter of 2019, and investments in new staff for key areas of the bank. The increase in communications and equipment expense was primarily a result of increased software maintenance and the addition of new software contracts. These increases were offset by decreases in FDIC assessments and other regulatory charges including a $1.38 million one-time assessment credit received in the third quarter of 2019, and amortization of intangibles.

Critical Accounting Policies

The accounting and reporting policies of United are in accordance with accounting principles generally accepted in the United States (“GAAP”) and conform to general practices within the banking industry. There have been no significant changes to the Critical Accounting Policies as described in United’s 2018 10-K.

GAAP Reconciliation and Explanation

This Form 10-Q contains financial information determined by methods other than in accordance with GAAP. Such non-GAAP financial information includes the following measures: “tangible book value per common share,” and “average tangible common equity to average assets. In addition, management presents non-GAAP operating performance measures, which exclude merger-related and other items that are not part of United’s ongoing business operations. Operating performance measures include “expenses – operating,” “net income – operating,” “diluted income per common share – operating,” “return on common equity – operating,” “return on tangible common equity – operating,” “return on assets – operating,” “dividend payout ratio – operating” and “efficiency ratio – operating.” Management has developed internal policies and procedures to accurately capture and account for merger-related and other charges and those charges are reviewed with the audit committee of United’s Board of Directors each quarter. Management uses these non-GAAP measures because it believes they may provide useful supplemental information for evaluating United’s operations and performance over periods of time, as well as in managing and evaluating United’s business and in discussions about United’s operations and performance. Management believes these non-GAAP measures may also provide users of United’s financial information with a meaningful measure for assessing United’s financial results and credit trends, as well as a comparison to financial results for prior periods. These non-GAAP measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP and are not necessarily comparable to other similarly titled measures used by other companies. To the extent applicable, reconciliations of these non-GAAP measures to the most directly comparable measures as reported in accordance with GAAP are included in Table 1 of Management’s Discussion and Analysis.

Results of Operations

United reported net income and diluted earnings per common share of $48.4 million and $0.60, respectively, for the third quarter of 2019. This compared to net income and diluted earnings per common share of $43.7 million and $0.54, respectively, for the same period in 2018. For the nine months ended September 30, 2019, United reported net income and diluted earnings per share of $137 million and $1.70, respectively, compared to net income and diluted earnings per share of $121 million and $1.51, respectively, for the same period in 2018.

United reported net income - operating (non-GAAP) of $50.4 million and $142 million for the third quarter and first nine months of 2019, compared to $44.1 million and $126 million for the same periods in 2018. For the third quarter and first nine months of 2019, net income - operating (non-GAAP) excludes termination of the funded defined benefit pension plan, merger-related, branch closure, and executive retirement charges, which net of tax, totaled $2.01 million and $5.72 million, respectively. For the third quarter and first nine months of 2018, net income - operating (non-GAAP) excludes merger-related and branch closure charges, which net of tax, totaled $451,000 and $5.22 million, respectively.

UNITED COMMUNITY BANKS, INC.
Table 1 - Financial Highlights
Selected Financial Information
	2019		2018			Third Quarter 2019 - 2018 Change	For the Nine Months Ended September 30,		YTD 2019 - 2018 Change
(in thousands, except per share data)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter		2019	2018
INCOME SUMMARY
Interest revenue	$140,615	$139,156	$136,516	$133,854	$128,721		$416,287	$366,226
Interest expense	21,277	21,372	20,882	18,975	16,611		63,531	42,355
Net interest revenue	119,338	117,784	115,634	114,879	112,110	6%	352,756	323,871	9%
Provision for credit losses	3,100	3,250	3,300	2,100	1,800	72	9,650	7,400	30
Noninterest income	29,031	24,531	20,968	23,045	24,180	20	74,530	69,916	7
Total revenue	145,269	139,065	133,302	135,824	134,490	8	417,636	386,387	8
Expenses	82,924	81,813	76,084	78,242	77,718	7	240,821	228,043	6
Income before income tax expense	62,345	57,252	57,218	57,582	56,772	10	176,815	158,344	12
Income tax expense	13,983	13,167	12,956	12,445	13,090	7	40,106	37,370	7
Net income	48,362	44,085	44,262	45,137	43,682	11	136,709	120,974	13
Merger-related and other charges	2,605	4,087	739	1,234	592		7,431	6,111
Income tax benefit of merger-related and other charges	(600)	(940)	(172)	(604)	(141)		(1,712)	(890)
Net income - operating (1)	$50,367	$47,232	$44,829	$45,767	$44,133	14	$142,428	$126,195	13

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$0.60	$0.55	$0.55	$0.56	$0.54	11	$1.70	$1.51	13
Diluted net income - operating (1)	0.63	0.59	0.56	0.57	0.55	15	1.77	1.57	13
Cash dividends declared	0.17	0.17	0.16	0.16	0.15	13	0.50	0.42	19
Book value	20.16	19.65	18.93	18.24	17.56	15	20.16	17.56	15
Tangible book value (3)	15.90	15.38	14.93	14.24	13.54	17	15.90	13.54	17
Key performance ratios:
Return on common equity - GAAP (2)(4)	12.16%	11.45%	11.85%	12.08%	11.96%		11.83%	11.43%
Return on common equity - operating (1)(2)(4)	12.67	12.27	12.00	12.25	12.09		12.32	11.93
Return on tangible common equity - operating (1)(2)(3)(4)	16.38	15.88	15.46	15.88	15.81		15.92	15.62
Return on assets - GAAP (4)	1.51	1.40	1.44	1.43	1.41		1.45	1.32
Return on assets - operating (1)(4)	1.58	1.50	1.45	1.45	1.42		1.51	1.38
Dividend payout ratio - GAAP	28.33	30.91	29.09	28.57	27.78		29.41	27.81
Dividend payout ratio - operating (1)	26.98	28.81	28.57	28.07	27.27		28.25	26.75
Net interest margin (fully taxable equivalent) (4)	4.12	4.12	4.10	3.97	3.95		4.11	3.88
Efficiency ratio - GAAP	55.64	57.28	55.32	56.73	56.82		56.09	57.52
Efficiency ratio - operating (1)	53.90	54.42	54.78	55.83	56.39		54.36	55.98
Equity to total assets	12.53	12.25	12.06	11.60	11.30		12.53	11.30
Tangible common equity to tangible assets (3)	10.16	9.86	9.76	9.29	8.95		10.16	8.95

ASSET QUALITY
Nonperforming loans	$30,832	$26,597	$23,624	$23,778	$22,530	37	$30,832	$22,530	37
Foreclosed properties	102	75	1,127	1,305	1,336	(92)	102	1,336	(92)
Total nonperforming assets ("NPAs")	30,934	26,672	24,751	25,083	23,866	30	30,934	23,866	30
Allowance for loan losses	62,514	62,204	61,642	61,203	60,940	3	62,514	60,940	3
Net charge-offs	2,723	2,438	3,130	1,787	1,466	86	8,291	4,326	92
Allowance for loan losses to loans	0.70%	0.70%	0.73%	0.73%	0.74%		0.70%	0.74%
Net charge-offs to average loans (4)	0.12	0.11	0.15	0.09	0.07		0.13	0.07
NPAs to loans and foreclosed properties	0.35	0.30	0.29	0.30	0.29		0.35	0.29
NPAs to total assets	0.24	0.21	0.20	0.20	0.19		0.24	0.19

AVERAGE BALANCES ($ in millions)
Loans	$8,836	$8,670	$8,430	$8,306	$8,200	8	$8,647	$8,124	6
Investment securities	2,550	2,674	2,883	3,004	2,916	(13)	2,701	2,863	(6)
Earning assets	11,568	11,534	11,498	11,534	11,320	2	11,534	11,197	3
Total assets	12,681	12,608	12,509	12,505	12,302	3	12,600	12,209	3
Deposits	10,531	10,493	10,361	10,306	9,950	6	10,462	9,896	6
Shareholders’ equity	1,588	1,531	1,478	1,420	1,394	14	1,533	1,367	12
Common shares - basic (thousands)	79,663	79,673	79,807	79,884	79,806	—	79,714	79,588	—
Common shares - diluted (thousands)	79,667	79,678	79,813	79,890	79,818	—	79,718	79,598	—

AT PERIOD END ($ in millions)
Loans	$8,903	$8,838	$8,493	$8,383	$8,226	8	$8,903	$8,226	8
Investment securities	2,515	2,620	2,720	2,903	2,873	(12)	2,515	2,873	(12)
Total assets	12,809	12,779	12,506	12,573	12,405	3	12,809	12,405	3
Deposits	10,757	10,591	10,534	10,535	10,229	5	10,757	10,229	5
Shareholders’ equity	1,605	1,566	1,508	1,458	1,402	14	1,605	1,402	14
Common shares outstanding (thousands)	78,974	79,075	79,035	79,234	79,202	—	78,974	79,202	—
(1) Excludes merger-related and other charges which includes termination of pension plan in the third quarter of 2019, executive retirement charges in the second quarter of 2019 and amortization of certain executive change of control benefits. (2) Net income divided by average realized common equity, which excludes accumulated other comprehensive income (loss). (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Non-GAAP Performance Measures Reconciliation
Selected Financial Information
	2019			2018		For the Nine Months Ended September 30,
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2019	2018
(in thousands, except per share data)

Expense reconciliation
Expenses (GAAP)	$82,924	$81,813	$76,084	$78,242	$77,718	$240,821	$228,043
Merger-related and other charges	(2,605)	(4,087)	(739)	(1,234)	(592)	(7,431)	(6,111)
Expenses - operating	$80,319	$77,726	$75,345	$77,008	$77,126	$233,390	$221,932

Net income reconciliation
Net income (GAAP)	$48,362	$44,085	$44,262	$45,137	$43,682	$136,709	$120,974
Merger-related and other charges	2,605	4,087	739	1,234	592	7,431	6,111
Income tax benefit of merger-related and other charges	(600)	(940)	(172)	(604)	(141)	(1,712)	(890)
Net income - operating	$50,367	$47,232	$44,829	$45,767	$44,133	$142,428	$126,195

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$0.60	$0.55	$0.55	$0.56	$0.54	$1.70	$1.51
Merger-related and other charges	0.03	0.04	0.01	0.01	0.01	0.07	0.06
Diluted income per common share - operating	$0.63	$0.59	$0.56	$0.57	$0.55	$1.77	$1.57

Book value per common share reconciliation
Book value per common share (GAAP)	$20.16	$19.65	$18.93	$18.24	$17.56	$20.16	$17.56
Effect of goodwill and other intangibles	(4.26)	(4.27)	(4.00)	(4.00)	(4.02)	(4.26)	(4.02)
Tangible book value per common share	$15.90	$15.38	$14.93	$14.24	$13.54	$15.90	$13.54

Return on tangible common equity reconciliation
Return on common equity (GAAP)	12.16%	11.45%	11.85%	12.08%	11.96%	11.83%	11.43%
Merger-related and other charges	0.51	0.82	0.15	0.17	0.13	0.49	0.50
Return on common equity - operating	12.67	12.27	12.00	12.25	12.09	12.32	11.93
Effect of goodwill and other intangibles	3.71	3.61	3.46	3.63	3.72	3.60	3.69
Return on tangible common equity - operating	16.38%	15.88%	15.46%	15.88%	15.81%	15.92%	15.62%

Return on assets reconciliation
Return on assets (GAAP)	1.51%	1.40%	1.44%	1.43%	1.41%	1.45%	1.32%
Merger-related and other charges	0.07	0.10	0.01	0.02	0.01	0.06	0.06
Return on assets - operating	1.58%	1.50%	1.45%	1.45%	1.42%	1.51%	1.38%

Dividend payout ratio reconciliation
Dividend payout ratio (GAAP)	28.33%	30.91%	29.09%	28.57%	27.78%	29.41%	27.81%
Merger-related and other charges	(1.35)	(2.10)	(0.52)	(0.50)	(0.51)	(1.16)	(1.06)
Dividend payout ratio - operating	26.98%	28.81%	28.57%	28.07%	27.27%	28.25%	26.75%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	55.64%	57.28%	55.32%	56.73%	56.82%	56.09%	57.52%
Merger-related and other charges	(1.74)	(2.86)	(0.54)	(0.90)	(0.43)	(1.73)	(1.54)
Efficiency ratio - operating	53.90%	54.42%	54.78%	55.83%	56.39%	54.36%	55.98%

Tangible common equity to tangible assets reconciliation
Equity to total assets (GAAP)	12.53%	12.25%	12.06%	11.60%	11.30%	12.53%	11.30%
Effect of goodwill and other intangibles	(2.37)	(2.39)	(2.30)	(2.31)	(2.35)	(2.37)	(2.35)
Tangible common equity to tangible assets	10.16%	9.86%	9.76%	9.29%	8.95%	10.16%	8.95%

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

Net interest revenue for the third quarter of 2019 and 2018 was $119 million and $112 million, respectively. As set forth in the following tables, fully taxable equivalent net interest revenue for the third quarter of 2019 was $120 million, representing an increase of $7.39 million, or 7%, from the same period in 2018. The net interest spread and net interest margin for the third quarter of 2019 of 3.72% and 4.12%, respectively, increased eight basis points and 17 basis points, respectively, from the third quarter of 2018. For the first nine months of 2019 and 2018, net interest revenue was $353 million and $324 million, respectively. Fully taxable equivalent net interest revenue for the first nine months of 2019 was $355 million, an increase of $29.5 million, or 9%, from the first nine months of 2018.

The following tables also indicate the relationship between interest revenue and expense and the average amounts of assets and liabilities for the periods indicated. As shown in the tables, both average interest-earning assets and interest-bearing liabilities for the three and nine months ended September 30, 2019 increased compared to the same periods of 2018. The quarterly increase in average interest-earning assets was primarily driven by the increase in average loans of $636 million, or 8%, from the third quarter of 2018, which reflects organic growth and loans obtained through the acquisition of FMBT. The increase in average loans was offset by an intentional decrease in average taxable securities. The nine months ended September 30, 2019, also includes the full nine month effect of equipment financing loans and leases acquired from Navitas. The increase in average assets for the three months ended September 30, 2019 was funded primarily through an increase in average customer deposits since the third quarter of 2018 of $821 million, of which $204 million was noninterest-bearing.

The increase in the net interest margin and net interest spread during three and nine months ended September 30, 2019, was primarily attributable to the increase in yield on average loans, which increased 27 and 46 basis points, respectively, from the corresponding periods in 2018. More recently, the federal funds rate decreased 25 basis points since September 30, 2018, which has begun to affect United’s loan yield in the last quarter, however this decrease is moderated by growth in higher yielding loans from the equipment finance business. The increase in the average rate on interest-earning assets more than offset the increase in the average rate paid on interest-bearing liabilities of 24 and 36 basis points from the three and nine months ended September 30, 2018, respectively. The increase in the average rate paid on interest-bearing liabilities is primarily attributable to a higher average rate on interest-bearing deposits, as United increased deposit rates to retain and capture more deposit market share. The increase in noninterest-bearing deposits also contributed to the improvement in the net interest margin for the three and nine months ended September 30, 2019.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended September 30,

	2019			2018
(dollars in thousands, fully taxable equivalent (FTE))	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$8,835,585	$122,526	5.50%	$8,199,856	$108,197	5.23%
Taxable securities (3)	2,379,927	16,626	2.79	2,763,461	18,847	2.73
Tax-exempt securities (FTE) (1)(3)	170,027	1,502	3.53	152,939	1,417	3.71
Federal funds sold and other interest-earning assets	182,935	616	1.35	203,707	751	1.47
Total interest-earning assets (FTE)	11,568,474	141,270	4.85	11,319,963	129,212	4.53

Noninterest-earning assets:
Allowance for loan losses	(63,474)			(62,322)
Cash and due from banks	116,922			123,290
Premises and equipment	221,930			216,775
Other assets (3)	836,951			703,915
Total assets	$12,680,803			$12,301,621

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand (5)	$2,123,910	3,214	0.60	$1,963,312	1,985	0.40
Money market(5)	2,277,162	5,126	0.89	2,078,116	3,177	0.61
Savings	695,297	41	0.02	680,640	33	0.02
Time	1,879,801	8,053	1.70	1,545,020	3,351	0.86
Brokered time deposits	102,078	679	2.64	434,182	2,395	2.19
Total interest-bearing deposits	7,078,248	17,113	0.96	6,701,270	10,941	0.65
Federal funds purchased and other borrowings	73,733	429	2.31	50,767	274	2.14
Federal Home Loan Bank advances	88,261	521	2.34	331,413	1,791	2.14
Long-term debt	243,935	3,214	5.23	296,366	3,605	4.83
Total borrowed funds	405,929	4,164	4.07	678,546	5,670	3.32
Total interest-bearing liabilities	7,484,177	21,277	1.13	7,379,816	16,611	0.89

Noninterest-bearing liabilities:
Noninterest-bearing deposits	3,453,174			3,249,218
Other liabilities	155,107			278,764
Total liabilities	11,092,458			10,907,798
Shareholders' equity	1,588,345			1,393,823
Total liabilities and shareholders' equity	$12,680,803			$12,301,621

Net interest revenue (FTE)		$119,993			$112,601
Net interest-rate spread (FTE)			3.72%			3.64%
Net interest margin (FTE) (4)			4.12%			3.95%

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

(3)
Securities available for sale are shown at amortized cost. Pretax unrealized gains of $35.1 million in 2019 and unrealized losses of $49.9 million in 2018 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net interest revenue divided by average interest-earning assets.

(5)	Reflects reclassification of certain sweep deposits from money market to NOW and interest bearing demand during the third quarter of 2019.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Nine Months Ended September 30,

	2019			2018
(dollars in thousands, fully taxable equivalent (FTE))	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$8,646,622	$357,541	5.53%	$8,124,269	$307,981	5.07%
Taxable securities (3)	2,532,070	54,229	2.86	2,712,900	53,399	2.62
Tax-exempt securities (FTE) (1)(3)	168,787	4,579	3.62	150,014	4,106	3.65
Federal funds sold and other interest-earning assets	186,402	1,913	1.37	209,836	2,123	1.35
Total interest-earning assets (FTE)	11,533,881	418,262	4.85	11,197,019	367,609	4.39

Non-interest-earning assets:
Allowance for loan losses	(62,664)			(61,259)
Cash and due from banks	121,889			138,809
Premises and equipment	220,872			217,339
Other assets (3)	785,862			717,555
Total assets	$12,599,840			$12,209,463

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand (5)	$2,199,607	10,283	0.63	$2,098,734	4,483	0.29
Money market (5)	2,187,822	14,100	0.86	2,113,972	7,853	0.50
Savings	685,167	115	0.02	671,883	117	0.02
Time	1,761,374	20,338	1.54	1,534,823	8,288	0.72
Brokered time deposits	292,835	5,349	2.44	298,653	4,612	2.06
Total interest-bearing deposits	7,126,805	50,185	0.94	6,718,065	25,353	0.50
Federal funds purchased and other borrowings	44,898	838	2.50	58,144	772	1.78
Federal Home Loan Bank advances	142,876	2,695	2.52	392,227	5,551	1.89
Long-term debt	252,686	9,813	5.19	295,966	10,679	4.82
Total borrowed funds	440,460	13,346	4.05	746,337	17,002	3.05
Total interest-bearing liabilities	7,567,265	63,531	1.12	7,464,402	42,355	0.76

Noninterest-bearing liabilities:
Noninterest-bearing deposits	3,335,450			3,178,387
Other liabilities	164,350			199,848
Total liabilities	11,067,065			10,842,637
Shareholders' equity	1,532,775			1,366,826
Total liabilities and shareholders' equity	$12,599,840			$12,209,463

Net interest revenue (FTE)		$354,731			$325,254
Net interest-rate spread (FTE)			3.73%			3.63%
Net interest margin (FTE) (4)			4.11%			3.88%

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

(3)
Securities available for sale are shown at amortized cost. Pretax unrealized gains of $4.94 million in 2019 and unrealized losses of $40.4 million in 2018 are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

(5)	Reflects reclassification of certain sweep deposits from money market to NOW and interest bearing demand during the third quarter of 2019.

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

Table 4 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Compared to 2018 Increase (Decrease) Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans (FTE)	$8,646	$5,683	$14,329	$20,547	$29,013	$49,560
Taxable securities	(2,670)	449	(2,221)	(3,694)	4,524	830
Tax-exempt securities (FTE)	153	(68)	85	510	(37)	473
Federal funds sold and other interest-earning assets	(73)	(62)	(135)	(240)	30	(210)
Total interest-earning assets (FTE)	6,056	6,002	12,058	17,123	33,530	50,653

Interest-bearing liabilities:
NOW and interest-bearing demand accounts (1)	174	1,055	1,229	225	5,575	5,800
Money market accounts (1)	329	1,620	1,949	283	5,964	6,247
Savings deposits	1	7	8	2	(4)	(2)
Time deposits	855	3,847	4,702	1,383	10,667	12,050
Brokered deposits	(2,129)	413	(1,716)	(91)	828	737
Total interest-bearing deposits	(770)	6,942	6,172	1,802	23,030	24,832
Federal funds purchased & other borrowings	132	23	155	(202)	268	66
Federal Home Loan Bank advances	(1,422)	152	(1,270)	(4,300)	1,444	(2,856)
Long-term debt	(674)	283	(391)	(1,640)	774	(866)
Total borrowed funds	(1,964)	458	(1,506)	(6,142)	2,486	(3,656)
Total interest-bearing liabilities	(2,734)	7,400	4,666	(4,340)	25,516	21,176

Increase in net interest revenue (FTE)	$8,790	$(1,398)	$7,392	$21,463	$8,014	$29,477

(1) Reflects reclassification of certain sweep deposits from money market to NOW and interest bearing demand during the third quarter of 2019.

Provision for Credit Losses

The provision for credit losses is based on management’s evaluation of probable incurred losses in the loan portfolio and unfunded loan commitments and corresponding analysis of the allowance for credit losses at quarter-end. The provision for credit losses was $3.10 million and $9.65 million, respectively, for the three and nine months ended September 30, 2019, compared to $1.80 million and $7.40 million, respectively, for the same periods in 2018. For the nine months ended September 30, 2019, net loan charge-offs as an annualized percentage of average outstanding loans were 0.13% compared to 0.07% for the same period in 2018. The amount of provision recorded in each period was the amount required such that the total allowance for loan losses reflected the appropriate balance, in the estimation of management, sufficient to cover incurred losses in the loan portfolio. In accordance with the accounting guidance for business combinations, there was no allowance for loan losses brought forward on loans acquired from FMBT on May 1, 2019. The increase in provision expense for the three and nine months ended September 30, 2019, compared to the same periods of 2018 was primarily a result of loan growth and increased charge-offs. The increase in charge-offs was partly attributable to incorporating equipment financing loans acquired in the Navitas transaction into the loan portfolio for the full first three quarters of 2019. Charge-offs from equipment financing loans totaled $1.38 million and $3.81 million for the three and nine months ended September 30, 2019, which was in line with management’s expectations for this now-seasoned product line of higher yielding loans.

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

Noninterest income

The following table presents the components of noninterest income for the periods indicated.

Table 5 - Noninterest Income
(in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Overdraft fees	$3,800	$3,765	$35	1%	$10,728	$10,897	$(169)	(2)%
ATM and debit card fees	3,901	3,231	670	21	10,109	9,573	536	6
Other service charges and fees	2,215	2,116	99	5	6,592	6,361	231	4
Service charges and fees	9,916	9,112	804	9	27,429	26,831	598	2
Mortgage loan and related fees	8,658	5,262	3,396	65	17,750	15,928	1,822	11
Brokerage fees	1,699	1,525	174	11	4,624	3,598	1,026	29
Gains on sales of SBA/USDA loans	1,639	2,605	(966)	(37)	4,412	6,784	(2,372)	(35)
Customer derivatives	647	611	36	6	2,370	2,041	329	16
Securities gains (losses), net	—	2	(2)		(118)	(1,302)	1,184
Other	6,472	5,063	1,409	28	18,063	16,036	2,027	13
Total noninterest income	$29,031	$24,180	$4,851	20	$74,530	$69,916	$4,614	7

Service charges and fees increased $804,000 for the third quarter of 2019 in comparison to the same period of 2018 partly due to the acquisition of FMBT. In addition, United’s annual rebate received from its debit card service provider increased compared to 2018, which contributed to the increase in ATM and debit card fees earned in the third quarter and first nine months of 2019.

Mortgage loan and related fees for the third quarter and first nine months of 2019 reflected an increase in fees on mortgage rate locks and mortgage closings compared to the same periods of last year. The increase in fees for the third quarter and nine months ended September 30, 2019, was partially offset by negative fair value adjustments on the mortgage servicing rights asset. The negative fair value adjustments were driven by a decrease in mortgage interest rates. The overall increase in mortgage loan and related fees was primarily attributable to an increased focus on the mortgage division resulting in new investments in mortgage loan offices and staff, as well as reductions in interest rates, which increased the demand for mortgage rate locks and refinances.

Mortgage rate locks during the third quarter of 2019 increased 71% to $508 million in 2019 compared to $298 million in the third quarter of 2018. Mortgage production in the third quarter of 2019 also increased compared to the same period of 2018. United closed 1,265 mortgage loans totaling $330 million in the third quarter of 2019 compared with 1,021 mortgage loans totaling $237 million in the third quarter of 2018. United had $215 million in home purchase mortgage originations in the third quarter of 2019, which accounted for 65% of mortgage production volume, compared to $164 million, or 70% of production volume for the same period a year ago.

Mortgage rate locks during the first nine months of 2019 increased 34% to $1.2 billion in 2019 compared to $904 million for the same period of 2018. During the first nine months of 2019, United closed 3,110 mortgage loans totaling $770 million compared to 2,897 loans totaling $688 million for the same period of last year. United had $540 million in home purchase mortgage originations in the first nine months of 2019, which accounted for 70% of mortgage production volume. During the first nine months of 2019, United had $419 million, in home purchase originations, or 62%, of production volume.

Brokerage fees for the third quarter and first nine months of 2019 increased 11% and 29%, respectively, compared to the same periods of 2018, which was a result of increased recurring revenue, which yielded higher and more consistent brokerage revenue.

United’s SBA/USDA lending strategy includes selling a portion of the loan production each quarter. The amount of loans sold depends on several variables including the current lending environment and balance sheet management activities. Beginning in the first quarter of 2019, United made a strategic decision to hold more of its government guaranteed loans in order to benefit from the stable yield on these lower-risk assets. In the third quarter of 2019 and 2018, United sold the guaranteed portion of loans in the amount of $21.0 million and $35.6 million, respectively, which resulted in gains of $1.64 million and $2.61 million, respectively. In the first nine months of 2019 and 2018, United sold the guaranteed portion of loans in the amount of $55.2 million and $86.3 million, respectively, which resulted in gains of $4.41 million and $6.78 million, respectively.

Other noninterest income for the third quarter and first nine months of 2019 increased from the same periods of 2018 primarily due to increases in equipment finance fee revenue, primarily attributable to loan growth, gains on other investments, and positive fair value adjustments on deferred compensation plan assets.

Noninterest Expenses

The following table presents the components of noninterest expenses for the periods indicated.

Table 6 - Noninterest Expenses
(in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	Percent	2019	2018	Amount	Percent
Salaries and employee benefits	$50,501	$47,146	$3,355	7%	$146,161	$135,384	$10,777	8%
Communications and equipment	6,223	5,590	633	11	18,233	15,071	3,162	21
Occupancy	5,921	5,779	142	2	17,424	16,939	485	3
Advertising and public relations	1,374	1,442	(68)	(5)	4,256	4,341	(85)	(2)
Postage, printing and supplies	1,618	1,574	44	3	4,733	4,896	(163)	(3)
Professional fees	4,715	3,927	788	20	11,930	11,435	495	4
FDIC assessments and other regulatory charges	314	2,228	(1,914)	(86)	3,571	6,677	(3,106)	(47)
Amortization of core deposit intangibles	1,146	1,204	(58)	(5)	3,395	3,764	(369)	(10)
Other	8,507	8,236	271	3	23,687	23,425	262	1
Total excluding merger-related and other charges	80,319	77,126	3,193	4	233,390	221,932	11,458	5
Merger-related and other charges	2,541	115	2,426		6,981	4,449	2,532
Amortization of noncompete agreements	64	477	(413)		450	1,662	(1,212)
Total noninterest expenses	$82,924	$77,718	$5,206	7	$240,821	$228,043	$12,778	6

Noninterest expenses for the third quarter and first nine months of 2019 totaled $82.9 million and $241 million, respectively, up 7% and 6%, respectively, from the same periods of 2018. Increases in salaries and employee benefits, professional fees, communications and equipment and merger-related and other charges, partially offset by lower FDIC assessments and other regulatory charges and amortization of noncompete agreements, accounted for much of the change in noninterest expense for the periods presented.

Salaries and employee benefits for the third quarter of 2019 increased 7% from same period of 2018. The increase was primarily attributable to increased brokerage and mortgage commissions resulting from increased production, an increase in bonus expense accrual driven by strong quarterly performance, annual merit-based salary increases awarded during the second quarter of 2019, the addition of FMBT employees, and higher group medical costs. In addition to these factors, increases for the nine months ended September 30, 2019, were driven by additional stock compensation expense from new restricted stock unit awards issued in the third quarter of 2018, investments in additional staff to expand Commercial Banking Solutions and other key areas, the inclusion of Navitas for the entire nine months of 2019 and an increase in the 401(k) matching contribution effective March 1, 2018. Full time equivalent headcount totaled 2,319 at September 30, 2019, up from 2,300 at September 30, 2018.

Communications and equipment expense increased primarily due to additional software maintenance costs and new software contracts. The increase in professional fees for the third quarter of 2019 is largely attributable to increased accounting fees related to CECL and other projects. Additionally, professional fees for the nine months ended September 30, 2019, increased due to recent acquisition activity. FDIC assessments and other regulatory charges for the three and nine months ended September 30, 2019, decreased relative to the same periods in 2018 primarily due to a reduction in United’s FDIC assessment rate and the receipt of a $1.38 million assessment credit from the FDIC during the third quarter of 2019.

Merger-related and other charges for the three and nine months ended September 30, 2019 included a $2.94 million charge for the termination and settlement of the Funded Plan, FMBT acquisition related costs, branch closure costs, executive retirement charges, and gains on the sale of surplus properties. Merger-related and other charges for the three and nine months of 2018 consisted primarily of severance, conversion costs, branch closure costs and legal and professional fees.

The reduction of amortization of noncompete agreements was a result of the expiration of certain of these agreements since the third quarter of 2018. At September 30, 2019, all capitalized noncompete agreements have been fully amortized.

Income Taxes

The income tax provision for the three and nine months ended September 30, 2019 was $14.0 million and $40.1 million, respectively, which represents an effective tax rate of 22.4% and 22.7%, respectively. The income tax provision for the three and nine months ended September 30, 2018 was $13.1 million and $37.4 million, which represents an effective tax rate of 23.1% and 23.6%, respectively.

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

Balance Sheet Review

Total assets at September 30, 2019 and December 31, 2018 were $12.8 billion and $12.6 billion, respectively. Average total assets for the third quarter and first nine months of 2019 were $12.7 billion and $12.6 billion, respectively, up from $12.3 billion and $12.2 billion for the same periods of 2018.

Total loans increased 6% since December 31, 2018 due to organic growth and loans obtained in the acquisition of FMBT. As of September 30, 2019, approximately 75% of United’s loans are secured by real estate. The following table presents a summary of the loan portfolio.

Table 7 - Loans Outstanding
(in thousands)

	September 30, 2019	December 31, 2018
By Loan Type
Owner occupied commercial real estate	$1,692,010	$1,647,904
Income producing commercial real estate	1,933,868	1,812,420
Commercial & industrial	1,271,243	1,278,347
Commercial construction	1,000,801	796,158
Equipment financing	729,506	564,614
Total commercial	6,627,428	6,099,443
Residential mortgage	1,120,828	1,049,232
Home equity lines of credit	668,987	694,010
Residential construction	229,352	211,011
Consumer direct	125,517	122,013
Indirect auto	131,154	207,692
Total loans	$8,903,266	$8,383,401

As a percentage of total loans:
Owner occupied commercial real estate	19%	20%
Income producing commercial real estate	22	22
Commercial & industrial	14	15
Commercial construction	11	9
Equipment financing	8	7
Total commercial	74	73
Residential mortgage	13	13
Home equity lines of credit	8	8
Residential construction	3	3
Consumer direct	1	1
Indirect auto	1	2
Total	100%	100%

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

United classifies commercial performing loans as “substandard” when there is a well-defined weakness or weaknesses that jeopardizes the repayment by the borrower and there is a distinct possibility that United could sustain some loss if the deficiency is not corrected. United classifies consumer performing loans as “substandard” when the borrower is in bankruptcy.

The table below presents performing classified loans for the last five quarters.

Table 8 - Performing Classified Loans
(in thousands)

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
By Category
Owner occupied commercial real estate	$37,551	$34,650	$32,433	$32,909	$38,601
Income producing commercial real estate	27,508	26,219	19,277	18,048	24,170
Commercial & industrial	36,978	34,015	21,125	20,980	21,509
Commercial construction	9,001	7,751	8,019	9,549	8,012
Equipment financing	16	114	115	217	274
Total commercial	111,054	102,749	80,969	81,703	92,566
Residential mortgage	4,615	4,719	5,600	5,623	13,582
Home equity	1,474	1,504	1,610	1,665	4,818
Residential construction	259	237	249	293	1,397
Consumer direct	287	334	222	165	416
Indirect auto	1,253	1,391	1,555	1,334	1,704
Total	$118,942	$110,934	$90,205	$90,783	$114,483

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

The following table presents a summary of the changes in the allowance for credit losses for the periods indicated.

Table 9 - Allowance for Credit Losses
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Allowance for loan and lease losses at beginning of period	$62,204	$61,071	$61,203	$58,914
Charge-offs:
Owner occupied commercial real estate	—	—	5	67
Income producing commercial real estate	472	375	977	2,685
Commercial & industrial	898	660	3,833	1,277
Commercial construction	—	24	70	440
Equipment financing	1,376	700	3,810	862
Residential mortgage	264	235	433	417
Home equity lines of credit	287	426	653	761
Residential construction	13	32	263	40
Consumer direct	645	643	1,721	1,846
Indirect auto	125	228	502	1,043
Total loans charged-off	4,080	3,323	12,267	9,438
Recoveries:
Owner occupied commercial real estate	39	251	166	939
Income producing commercial real estate	41	375	127	842
Commercial & industrial	207	242	645	848
Commercial construction	247	66	804	322
Equipment financing	202	218	466	386
Residential mortgage	106	66	388	290
Home equity lines of credit	204	147	466	372
Residential construction	18	195	91	326
Consumer direct	226	244	672	599
Indirect auto	67	53	151	188
Total recoveries	1,357	1,857	3,976	5,112
Net charge-offs	2,723	1,466	8,291	4,326
Provision for loan and lease losses	3,033	1,335	9,602	6,352
Allowance for loan and lease losses at end of period	62,514	60,940	62,514	60,940

Allowance for unfunded commitments at beginning of period	3,391	2,895	3,410	2,312
Provision for losses on unfunded commitments	67	465	48	1,048
Allowance for unfunded commitments at end of period	3,458	3,360	3,458	3,360
Allowance for credit losses	$65,972	$64,300	$65,972	$64,300

Total loans and leases:
At period-end	$8,903,266	$8,226,466	$8,903,266	$8,226,466
Average	8,835,585	8,199,856	8,646,622	8,124,269
Allowance for loan and lease losses as a percentage of period-end loans and leases	0.70%	0.74%	0.70%	0.74%
As a percentage of average loans (annualized):
Net charge-offs	0.12	0.07	0.13	0.07
Provision for loan and lease losses	0.14	0.06	0.15	0.10

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

The allowance for credit losses, which includes a portion related to unfunded commitments, totaled $66.0 million at September 30, 2019, compared with $64.6 million at December 31, 2018. At September 30, 2019, the allowance for loan losses was $62.5 million, or 0.70% of loans, compared with $61.2 million, or 0.73% of total loans, at December 31, 2018.

Management believes that the allowance for credit losses at September 30, 2019 reflects the probable incurred losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if management’s assessment of loan quality or collateral values change substantially with respect to one or more loan relationships or portfolios. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the allowance for credit losses in future periods if, in their opinion, the results of their review warrant such adjustments.

Nonperforming Assets

The table below summarizes nonperforming assets (“NPAs”).

Table 10 - Nonperforming Assets
(in thousands)

	September 30, 2019	December 31, 2018
Nonaccrual loans	$30,832	$23,778
Foreclosed properties/other real estate owned ("OREO")	102	1,305
Total nonperforming assets	$30,934	$25,083

Nonaccrual loans as a percentage of total loans and leases	0.35%	0.28%
Nonperforming assets as a percentage of total loans and OREO	0.35	0.30
Nonperforming assets as a percentage of total assets	0.24	0.20

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

Purchased credit impaired (“PCI”) loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or future period yield adjustments. The accrual of interest is discontinued on PCI loans if management can no longer reliably estimate future cash flows on the loan. No PCI loans were classified as nonaccrual at September 30, 2019 or December 31, 2018 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans. For additional information about and discussion of PCI loans, see Note 6 to our consolidated financial statements included in Part I - Item 1 of this Quarterly Report on Form 10-Q.

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

The following table summarizes nonperforming assets by category as of the dates indicated.

Table 11 - Nonperforming Assets by Category
(in thousands)

	September 30, 2019			December 31, 2018
	Nonaccrual Loans	Foreclosed Properties	Total NPAs	Nonaccrual Loans	Foreclosed Properties	Total NPAs
Owner occupied commercial real estate	$8,430	$—	$8,430	$6,421	$170	$6,591
Income producing commercial real estate	2,030	26	2,056	1,160	—	1,160
Commercial & industrial	2,625	—	2,625	1,417	—	1,417
Commercial construction	1,894	7	1,901	605	421	1,026
Equipment financing	1,974	—	1,974	2,677	—	2,677
Total commercial	16,953	33	16,986	12,280	591	12,871
Residential mortgage	9,475	46	9,521	8,035	654	8,689
Home equity lines of credit	3,065	—	3,065	2,360	60	2,420
Residential construction	597	23	620	288	—	288
Consumer direct	147	—	147	89	—	89
Indirect auto	595	—	595	726	—	726
Total NPAs	$30,832	$102	$30,934	$23,778	$1,305	$25,083

At September 30, 2019 and December 31, 2018, United had $47.5 million and $52.4 million, respectively, in loans with terms that have been modified in troubled debt restructurings (“TDRs”). Included therein were $7.23 million and $7.09 million, respectively, of TDRs that were classified as nonaccrual and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $40.3 million and $45.3 million, respectively, were performing according to their modified terms and are therefore not considered to be nonperforming assets.

At September 30, 2019 and December 31, 2018, there were $54.3 million and $55.4 million, respectively, of loans classified as impaired, including TDRs. Included in impaired loans at September 30, 2019 and December 31, 2018 were $23.0 million and $23.5 million of loans, respectively, that did not require specific reserves or had previously been charged down to net realizable value. The remaining balance of impaired loans at September 30, 2019 and December 31, 2018 of $31.3 million and $32.0 million, respectively, had specific reserves that totaled $2.12 million and $2.31 million, respectively.

The table below summarizes activity in nonaccrual loans for the periods indicated.

Table 12 - Activity in Nonaccrual Loans
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning Balance	$26,597	$21,817	$23,778	$23,658
Acquisitions	—	—	—	428
Loans placed on nonaccrual	8,722	5,759	23,797	16,834
Payments received	(2,107)	(3,095)	(8,839)	(11,943)
Loan charge-offs	(2,278)	(1,588)	(7,123)	(4,803)
Foreclosures	(102)	(363)	(781)	(1,644)
Ending Balance	$30,832	$22,530	$30,832	$22,530

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

At September 30, 2019 and December 31, 2018, United had debt securities held-to-maturity with a carrying amount of $243 million and $274 million, respectively, and debt securities available-for-sale totaling $2.27 billion and $2.63 billion, respectively. At September 30,

2019 and December 31, 2018, the securities portfolio represented approximately 20% and 23%, respectively, of total assets. During 2019, management has intentionally reduced securities and wholesale borrowings as part of a balance sheet deleveraging strategy.

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

Management evaluates its securities portfolio each quarter to determine if any security is considered to be other than temporarily impaired. In making this evaluation, management considers its ability and intent to hold securities to recover current market losses. Losses on fixed income securities at September 30, 2019 primarily reflect the effect of changes in interest rates. United did not recognize any other than temporary impairment losses on its investment securities during the three and nine months ended September 30, 2019 or 2018.

Goodwill and Other Intangibles

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets.

Core deposit intangibles, representing the value of acquired deposit relationships, and noncompete agreements are amortizing intangible assets that are required to be tested for impairment only when events or circumstances indicate that impairment may exist. During the third quarter of 2019, all capitalized noncompete agreements became fully amortized. There were no events or circumstances that led management to believe that any impairment exists in goodwill or other intangible assets.

Deposits

Total deposits as of September 30, 2019 were $10.8 billion, which consisted of noninterest-bearing demand deposits of $3.53 billion and interest-bearing deposits of $7.23 billion. Since December 31, 2018, noninterest-bearing demand deposits increased $318 million, while interest-bearing deposits decreased $95.6 million. The decrease in interest-bearing deposits reflected a reduction in brokered deposits of $462 million pursuant to the balance sheet deleveraging strategy, partially offset by an increase in interest-bearing customer deposits of $366 million. United’s high level of service, as evidenced by its strong customer satisfaction scores, has been instrumental in attracting and retaining customer deposit accounts.

Borrowing Activities

The Bank is a shareholder in the Federal Home Loan Bank of Atlanta (“FHLB”). Through this affiliation, FHLB secured advances totaled $40 million and $160 million as of September 30, 2019 and December 31, 2018. United anticipates continued use of this short and long-term source of funds. At September 30, 2019 and December 31, 2018, United also had long-term debt outstanding of $240 million and $267 million, respectively, which includes senior debentures, subordinated debentures, trust preferred securities, and securitized notes payable. Additional information regarding FHLB advances and long-term debt is provided in Notes 12 and 13, respectively, to the consolidated financial statements included in the 2018 10-K.

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

United’s policy is based on the 12-month impact on net interest revenue of interest rate shocks and ramps that increase from 100 to 400 basis points or decrease 100 to 200 basis points from the base scenario. In the shock scenarios, rates immediately change the full amount at the scenario onset. In the ramp scenarios, rates change by 25 basis points per month. United’s policy limits the projected change in net interest revenue over the first 12 months to a 5% decrease for each 100 basis point change in the increasing and decreasing rate ramp and shock scenarios. The following table presents United’s interest sensitivity position at the dates indicated. The change in simulation model results from December 31, 2018 to September 30, 2019 was primarily a result of a change in assumptions implemented in the first quarter of 2019, rather than a reflection of a significant change in balance sheet composition.

Table 13 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	September 30, 2019		December 31, 2018
Change in Rates	Shock	Ramp	Shock	Ramp
100 basis point increase	2.91%	2.18%	(0.37)%	(0.81)%
100 basis point decrease	(4.36)	(3.45)	(2.89)	(2.17)

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

The Bank’s main source of liquidity is customer interest-bearing and noninterest-bearing deposit accounts. Liquidity is also available from wholesale funding sources consisting primarily of Federal funds purchased, FHLB advances and brokered deposits. These sources of liquidity are generally short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs.

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

At September 30, 2019, United had sufficient qualifying collateral to increase FHLB advances by $1.17 billion and Federal Reserve discount window borrowing capacity of $1.55 billion, as well as unpledged investment securities of $1.79 billion that could be used as collateral for additional borrowings. In addition to these wholesale sources, United has the ability to attract retail deposits by competing more aggressively on pricing.

As disclosed in the consolidated statement of cash flows, net cash provided by operating activities was $96.1 million for the nine months ended September 30, 2019. Net income of $137 million for the nine-month period included non-cash expenses for the following: deferred income tax expense of $12.1 million, depreciation, amortization and accretion of $18.0 million, provision expense of $9.65 million and stock-based compensation expense of $7.68 million. Uses of cash from operating activities included an increase in other assets and accrued interest receivable of $47.2 million and an increase in loans held for sale of $35.7 million. Net cash provided by investing activities of $126 million consisted primarily of $226 million in proceeds from sales and $239 million in proceeds from maturities and calls of debt securities available for sale and equity securities, as well as $39.8 million in proceeds from maturities and calls of debt securities held to maturity. These sources of cash were offset by a $296 million net increase in loans, $45.6 million in purchases of debt securities available for sale and equity securities, net cash paid for acquisitions of $19.5 million, and $16.5 million in purchases of premises and equipment. Net cash used in financing activities of $188 million consisted primarily of a net decrease in FHLB advances of $120 million, cash dividends of $39.4 million and repayments of long-term debt of $27.5 million. In the opinion of management, United’s liquidity position at September 30, 2019, was sufficient to meet its expected cash flow requirements.

Capital Resources and Dividends

Shareholders’ equity at September 30, 2019 was $1.61 billion, an increase of $148 million from December 31, 2018 due to year-to-date earnings less dividends declared and an increase in the value of available-for-sale securities, partially offset by $13.0 million in share repurchases. Accumulated other comprehensive income (loss), which includes unrealized gains and losses on securities available-for-sale and unamortized prior service cost and actuarial gains and losses on defined benefit pension plans, is excluded in the calculation of regulatory capital adequacy ratios.

The following table shows capital ratios, as calculated under applicable regulatory guidelines, at September 30, 2019 and December 31, 2018. As of September 30, 2019, capital levels remained characterized as “well-capitalized” under the Basel III Capital Rules in effect at the time.

Table 14 – Capital Ratios
(dollars in thousands)

	Basel III Guidelines		United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum (1)	Well Capitalized	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Risk-based ratios:
Common equity tier 1 capital	4.5%	6.5%	12.44%	12.16%	14.15%	12.91%
Tier 1 capital	6.0	8.0	12.68	12.42	14.15	12.91
Total capital	8.0	10.0	14.47	14.29	14.82	13.60
Leverage ratio	4.0	5.0	10.23	9.61	11.41	9.98

Common equity tier 1 capital			$1,233,644	$1,148,355	$1,400,439	$1,216,449
Tier 1 capital			1,257,894	1,172,605	1,400,439	1,216,449
Total capital			1,435,479	1,348,843	1,466,411	1,281,062
Risk-weighted assets			9,918,874	9,441,622	9,896,095	9,421,009
Average total assets			12,298,793	12,207,986	12,275,583	12,183,341

(1) As of September 30, 2019 and December 31, 2018 the additional capital conservation buffer in effect was 2.50% and 1.87%, respectively.

United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI.” Below is a quarterly schedule of high, low and closing stock prices and average daily volume for 2019 and 2018.

Table 15 - Stock Price Information

	2019				2018
	High	Low	Close	Avg Daily Volume	High	Low	Close	Avg Daily Volume
First quarter	$29.79	$21.19	$24.93	507,207	$33.60	$27.73	$31.65	529,613
Second quarter	28.98	24.91	28.56	427,652	34.18	30.52	30.67	402,230
Third quarter	$29.28	$25.24	$28.35	357,739	31.93	27.82	27.89	414,541
Fourth quarter					28.88	20.23	21.46	509,152

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in United’s market risk as of September 30, 2019 from that presented in the 2018 10-K. The interest rate sensitivity position at September 30, 2019 is included in Table 13 in Part I - Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

Item 4.    Controls and Procedures

(a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of United’s disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of September 30, 2019. Based on, that evaluation, United’s principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, United and the Bank are parties to various legal proceedings. Additionally, in the ordinary course of business, United and the Bank are subject to regulatory examinations and investigations. Based on our current knowledge and advice of counsel, in the opinion of management there is no such pending or threatened legal matter which would result in a material adverse effect upon the consolidated financial condition or results of operations of United.

Items 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in United’s 2018 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding purchases of our common stock made during the quarter ended September 30, 2019 by or on behalf of United or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2019 - July 31, 2019	—	$—	—	$42,160
August 1, 2019 - August 31, 2019	195,443	26.51	195,443	36,980
September 1, 2019 - September 30, 2019	—	—	—	36,980
Total	195,443	$26.51	195,443	$36,980

(1) In November 2018, United announced that its Board of Directors approved an increase and extension of its ongoing common stock repurchase program, authorizing $50 million of repurchases of United’s outstanding common stock. The program is scheduled to expire upon the earlier of United’s repurchase of shares of its common stock having an aggregate purchase price of $50 million and December 31, 2019. Under the program, the shares may be repurchased in the open market or in privately negotiated transactions, from time to time, subject to market and other conditions. The approved share repurchase program does not obligate United to repurchase any dollar amount or number of shares, and the program may be extended, modified, suspended, or discontinued at any time. In November of 2019, the Board of Directors authorized an updated repurchase program for $50 million of its common shares that may be acquired through December 31, 2020.

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

101
Interactive data files for United Community Bank, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Condensed Consolidated Statements in Shareholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited).

104	The cover page from United Community Bank’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 (formatted in Inline XBRL and included in Exhibit 101)

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

Date: November 7, 2019