Form 10-K
period 2019-12-31
UNITED COMMUNITY BANKS INC
filed 2020-02-27
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,247,034,684 (based on shares held by non-affiliates at $28.56 per share, the closing stock price on the Nasdaq stock market on June 28, 2019).
As of January 31, 2020, there were 78,942,146 shares of United Community Banks, Inc.’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders to be held on May 16, 2020 (the “2020 Proxy Statement”) are incorporated herein into Part III by reference.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, information appearing under “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are neither statements of historical fact nor assurance of future performance and generally can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “could”, “should”, “projects”, “plans”, “goal”, “targets”, “potential”, “estimates”, “pro forma”, “seeks”, “intends”, or “anticipates”, or similar expressions. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions or events, and statements about our future performance, operations, products and services, and should be viewed with caution.

Because forward-looking statements relate to the future, they are subject to known and unknown risks, uncertainties, assumptions and changes in circumstances, many of which are out of our control, and that are difficult to predict as to timing, extent, likelihood and degree of occurrence, and that could cause actual results to differ materially from the results implied or anticipated by the statements. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those described in detail under Items 1A of this Report - “Risk Factors” - include, but are not limited to the following:

•
the condition of the general business, political, and economic environment, banking system and financial markets and corresponding changes in loan underwriting, credit review or loss policies associated with changes in these and other conditions, such as the regulatory environment;

•	strategic, market, operational, liquidity and interest rate risks associated with our business;

•
continuation of historically low interest rates coupled with other potential fluctuations or unanticipated changes in the interest rate environment, including interest rate changes made by the Federal Reserve, the discontinuation of London Interbank Offered Rate (“LIBOR”) as an interest rate benchmark, as well as cash flow reassessments may reduce net interest margin and/or the volumes and values of loans made or held as well as the value of other financial assets;

•	our lack of geographic diversification and any unanticipated or greater than anticipated adverse conditions in the national or local economies in which we operate;

•	the risks of expansion into new geographic or product markets;

•	risks with respect to future mergers or acquisitions, including our ability to successfully expand and complete acquisitions and integrate businesses and operations that we acquire;

•	our ability to attract and retain key employees;

•	competition from financial institutions and other financial service providers including financial technology providers and our ability to attract customers from other financial institutions;

•	losses due to fraudulent and negligent conduct of our customers, third party service providers or employees;

•
cybersecurity risks and the vulnerability of our network and online banking portals, and the systems or parties with whom we contract, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches that could adversely affect our business and financial performance or reputation;

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

•
adverse results (including judgments, costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) from current or future litigation, regulatory proceedings, examinations, investigations, or similar matters, or developments related thereto;

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses that exceed our current allowance for loan losses;

•	limitations on our ability to receive dividends from our subsidiaries which would affect our liquidity, including our ability to pay dividends or take other capital actions;

•
other risks and uncertainties disclosed in documents filed or furnished by us with or to the SEC, any of which could cause actual results to differ materially from future results expressed, implied or otherwise anticipated by such forward-looking statements.

PART I
Unless the context otherwise requires, the terms “we,” “our,” “us” or “United” refer to United Community Banks, Inc. and its direct and indirect subsidiaries, including United Community Bank, which we sometimes refer to as “the Bank,” “our bank subsidiary” or “our bank.” References to the “Holding Company” refer to United Community Banks, Inc. on an unconsolidated basis. References herein to the fiscal years 2015, 2016, 2017, 2018 and 2019 mean our fiscal years ended December 31, 2015, 2016, 2017, 2018 and 2019, respectively.

ITEM 1.    BUSINESS.

Overview

We are a bank holding company with approximately $12.9 billion in assets as of December 31, 2019. We were incorporated in 1987 and began operations in 1988 in the state of Georgia by acquiring the capital stock of the Bank, a Georgia state-chartered bank that opened in 1950. We have since grown through a combination of acquisitions and strategic growth throughout the Georgia, South Carolina, North Carolina and Tennessee markets, as well as nationally through our United States Small Business Administration / United States Department of Agriculture (“SBA/USDA”) lending and equipment finance businesses. As of January 31, 2020, we had 2,309 full-time equivalent employees.

We provide a wide array of commercial and consumer banking services, including checking, savings and time deposit accounts, secured and unsecured loans, mortgage loans, payment services, wire transfers, brokerage, investment advisory services and other related financial services to our customers. Our business model combines the commitment to exceptional customer service of a local bank with the products and expertise of a larger institution. We believe that this combination of service and expertise sets us apart and is instrumental in our strategy to build long-term relationships. We operate as a locally-focused community bank, supplemented by experienced, centralized support to deliver products and services to our larger, more sophisticated, customers. Our organizational structure reflects these strengths, with local leaders for each market and market advisory boards operating in partnership with the product experts of our Commercial Banking Solutions unit.

Our revenue is primarily derived from interest on and fees received in connection with the loans we make and from interest and dividends from our investment securities and short-term investments. The principal sources of funds for our lending activities are customer deposits, repayment of loans, and the sale and maturity of investment securities. Our principal expenses are interest paid on deposits and other borrowings and operating and general administrative expenses.
Lending Activities

We offer a full range of lending services, including real estate, consumer and commercial loans, to individuals, small businesses, mid-sized commercial businesses and non-profit organizations. We also originate loans partially guaranteed by the SBA and to a lesser extent by the USDA loan programs. Our consolidated loans at December 31, 2019 were $8.81 billion, or 68% of total consolidated assets. The interest rates that we charge on loans varies with the degree of risk, maturity and amount of the loan, and are further subject to competitive pressures, deposit costs, availability of funds and government regulations.

The most significant categories of our loans are those to finance owner occupied real estate, commercial income property, commercial and industrial equipment and operating loans, and consumer loans secured by personal residences. A majority of our loans are made on a secured basis.

The majority of our loans are to customers located in the immediate market areas of our banking locations in Georgia, South Carolina, North Carolina and Tennessee, including customers who have a seasonal residence in our market areas. We originate a significant portion of our SBA/USDA and equipment finance loans on a national basis, to customers outside of our immediate market areas.

Our full-service retail mortgage lending division, United Community Mortgage Services (“UCMS”), is approved as a seller/servicer for the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and provides fixed and adjustable-rate home mortgages. During 2019, the Bank originated $1.10 billion in residential mortgage loans for the purchase of homes and to refinance existing mortgage debt. The majority of these mortgages were sold into the secondary market without recourse to us, other than for breaches of warranties. We retain the servicing on most of our mortgage loans originated and sold since 2016. At December 31, 2019, our servicing portfolio included $1.60 billion of loans that we no longer own but service for others.

Our credit organization provides each lending officer with written guidelines for lending activities, and limited lending authority is delegated to lending officers. Loans in excess of individual officer credit authority must be approved by a senior officer with sufficient approval authority delegated by our credit organization or by our Senior Credit Committee.

Our Regional Credit Officers, Senior Credit Officers, and Senior Risk Officers provide credit approval and portfolio administration support for our commercial lending operations as needed. Our Regional Credit Officers have lending authority set by our Chief Commercial Credit Officer based on characteristics of the markets they serve. For commercial loan relationships less than $500,000, we use a centralized small business lending/underwriting department.

We have a centralized consumer credit center that provides underwriting, regulatory disclosure and document preparation for all consumer loan requests originated by our lenders. Applications are processed through an automated loan origination software platform and approved by credit center underwriters.

Our Loan Review Department reviews, or engages an independent third party to review, our loan portfolio on an ongoing basis to identify any weaknesses in the portfolio and to assess the general quality of credit underwriting. The results of such reviews are presented to our executive management.
For additional information regarding our lending activity, see the section captioned “Loans” in the “Balance Sheet Review” section of Part II, Item 7 of this Report - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Deposit Activities

Deposits are the major source of our funds for lending and other investment activities. We offer our customers a variety of deposit products, including checking accounts, savings accounts, money market accounts and other deposit accounts, through multiple channels, including our network of full-service branches and our online, mobile and telephone banking platforms. We consider the majority of our regular savings, demand, negotiable order of withdrawal (“NOW”) and money market deposit accounts to be core deposits. Generally, we attempt to maintain the rates paid on our deposits at a competitive level. We generate the majority of our deposits from customers in our local markets. For additional information regarding our deposit accounts, see the section captioned “Deposits” in Part II, Item 7 of this Report - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Insurance, Merchant Services and Wealth Management

We own a captive insurance subsidiary, NLFC Reinsurance Corp., which provides reinsurance on a property insurance contract covering equipment financed by our equipment financing division and risk management services for us and our subsidiaries.

We provide payment processing services for our commercial and small business customers through United Community Payment Systems, LLC (“UCPS”). UCPS is a joint venture between the Bank and Security Card Services, LLC, a merchant services provider.

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

We experience strong competition from both bank and non-bank competitors. Broadly speaking, we compete with national banks, super-regional banks, smaller community banks, credit unions, non-traditional internet-based banks and insurance companies. We also compete with other financial intermediaries and investment alternatives such as mortgage companies, credit card issuers, leasing companies, finance companies, money market mutual funds, brokerage firms, governmental and corporate bond issuers, and other securities firms. Many of these non-bank competitors are not subject to the same regulatory oversight, which can provide them a competitive advantage in some instances. In many cases, our competitors have substantially greater resources and offer certain services that we are unable to provide to our customers.

We encounter strong pricing competition in providing our services, particularly in making loans and attracting deposits. Additionally, other banks offer different products or services from those that we provide. The larger national and super-regional banks may have significantly greater lending limits and may offer additional products. We attempt to compete successfully with our competitors, regardless of their size, by emphasizing customer service while continuing to provide a wide variety of services.

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

Acquisitions and Expansion

We look for opportunities to expand into attractive markets in which we believe our operating model will be successful. We have entered new markets and expanded our product offerings both by establishing new branches and service locations and selective acquisitions of existing market participants. We have developed a number of commercial lending businesses organically, which provide local commercial real estate, middle market, senior living, renewable energy, builder finance and asset-based lending services. We generally seek merger or acquisition partners that share a similar culture and commitment to customer service. Acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution to our book value and net income per share may occur with any future transactions. Our goal is to maintain a reasonable earn-back period of any dilution, using realistic assumptions as to growth and expense reductions, as well as to achieve a return on investment superior to that achieved through de novo expansion. Our ability to engage in any merger or acquisition will depend upon approval from various bank regulatory authorities, which will be subject to a variety of factors and considerations.

Supervision and Regulation

General

Like all banks and bank holding companies, we are regulated extensively under state and federal banking laws. The regulatory framework is intended primarily for the protection of the depositors, the federal deposit insurance fund and the banking system as a whole and not for the protection of our shareholders and creditors. Certain provisions of laws and regulations affecting financial services firms are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. The Holding Company is subject to the examination and reporting requirements of the Federal Reserve and the Georgia Department of Banking and Finance (the “DBF”) and also is subject to regulation by the SEC by virtue of its status as a public company and due to the nature of some of its businesses. The Bank is subject to examination and reporting requirements of the Federal Deposit Insurance Corporation (“FDIC”), the DBF and the Consumer Financial Protection Bureau (“CFPB”). The financial statements and information contained herein have not been reviewed, or confirmed for accuracy or relevance, by the FDIC or any other regulator.

The following is a general summary of the material aspects of certain statutes and regulations applicable to us. These summary descriptions are not complete, and you should refer to the full text of the statutes, regulations, and corresponding guidance for more information. These statutes and regulations are subject to change, and additional statutes, regulations, and corresponding guidance may be adopted. We are unable to predict these future changes or the effects, if any, that these changes could have on our business, revenues, and results of operations.

Bank Holding Company Regulation

The Holding Company is a registered bank holding company subject to regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (“BHC Act”) and is required to file annual and quarterly financial information with, and is subject to periodic examination by, the Federal Reserve. The BHC Act requires every bank holding company to obtain the Federal Reserve’s prior approval before (1) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) acquiring all or substantially all of the assets of a bank; and (3) subject to certain exceptions, merging or consolidating with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities listed in the BHC Act or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto.

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

Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking (as discussed above), the Gramm-Leach-Bliley Act (the “GLB Act”) relaxed the previous limitations and permitted bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. We have not sought financial holding company status, but we may elect that status in the future. If we were to elect in writing for financial holding company status, we would be required to be well capitalized and well managed, and each insured depository institution we control would also have to be well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act (discussed below).

The Holding Company also must register with the DBF and file periodic information with the DBF. As part of such registration, the DBF requires information with respect to our financial condition, operations, management and intercompany relationship and related matters. The DBF may also require such other information as is necessary to keep itself informed concerning compliance with Georgia law and the regulations and orders issued thereunder by the DBF, and the DBF may examine both the Holding Company and the Bank. Although the Bank operates branches in North Carolina, Tennessee and South Carolina, none of the North Carolina Banking Commission, the Tennessee Department of Financial Institutions, or the South Carolina Commissioner of Banking examines or directly regulates out-of-state holding companies.

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

Under the regulations of the DBF, a state bank may declare a dividend out of its retained earnings without DBF approval if it meets all the following requirements:

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

The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company generally should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality, and overall financial condition. The Federal Reserve has also indicated that a bank holding company should not maintain a level of cash dividends that places undue pressure on the capital of its bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that undermine the bank holding company’s ability to act as a source of strength. The Holding Company and the Bank must also maintain the CET1 capital conservation buffer of 2.5% to avoid becoming subject to restrictions on capital distributions, including dividends, as described below under “Capital Adequacy-Basel III Capital Standards.”

Due to its accumulated deficit in recent years, the Bank was required to receive pre-approval from the DBF and FDIC to pay cash dividends (reduction in capital) to the Holding Company. During 2019, no cash dividends were paid by the Bank to the Holding Company. In 2018 and 2017, the Bank paid cash dividends of $162 million and $103 million, respectively, to the Holding Company after the approval of the DBF and FDIC. The dividends were paid out of capital surplus rather than the accumulated deficit. At both December 31, 2019 and December 31, 2018, the Bank no longer had an accumulated deficit. The Holding Company declared cash dividends on its common stock in 2019, 2018 and 2017 of $0.68, $0.58 and $0.38 per share, respectively.

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

Basel III Capital Standards

Regulatory capital rules adopted in July 2013 and fully-phased in as of January 1, 2019, which we refer to as the Basel III rules, impose minimum capital requirements for bank holding companies and banks. The Basel III rules apply to all national and state banks and savings associations regardless of size and bank holding companies and savings and loan holding companies with more than $3 billion in total consolidated assets. More stringent requirements are imposed on “advanced approaches” banking organizations which are organizations with $250 billion or more in total consolidated assets, $10 billion or more in total foreign exposures, or that have opted into the Basel III capital regime.

Specifically, we are required to maintain the following minimum capital levels:

•	a common equity Tier 1 (“CET1”), risk-based capital ratio of 4.5%;

•	a Tier 1 risk-based capital ratio of 6%;

•	a total risk-based capital ratio of 8%; and

•	a leverage ratio of 4%.

Under Basel III, Tier 1 capital includes two components: CET1 capital and additional Tier 1 capital. The highest form of capital, CET1 capital, consists solely of common stock (plus related surplus), retained earnings, accumulated other comprehensive income, otherwise referred to as AOCI, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, Tier 1 minority interests and grandfathered trust preferred securities (as discussed below). Tier 2 capital generally includes the allowance for loan losses up to 1.25% of risk-weighted assets, qualifying preferred stock, subordinated debt and qualifying tier 2 minority interests, less any deductions in Tier 2 instruments of an unconsolidated financial institution. Cumulative perpetual preferred stock is included only in Tier 2 capital, except that the Basel III rules permit bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 Capital (but not in CET1 capital), subject to certain restrictions. AOCI is presumptively included in CET1 capital and often would operate to reduce this category of capital. When implemented, Basel III provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We made this opt-out election and, as a result, retained our pre-existing treatment for AOCI.

In addition, in order to avoid restrictions on capital distributions or discretionary bonus payments to executives, under Basel III, a banking organization must maintain a “capital conservation buffer” on top of its minimum risk-based capital requirements. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital). The 2.5% capital conservation buffer was phased in incrementally over time, and became fully effective for us on January

1, 2019, resulting in the following effective minimum capital plus capital conservation buffer ratios: (i) a CET1 capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%.

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of a new credit impairment model, the Current Expected Credit Loss, or CECL model, an accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations that are subject to stress testing. We expect to recognize a one-time cumulative-effect adjustment of $3.53 million, net of tax, to retained earnings as of the beginning of the first quarter of 2020, the first reporting period in which the new standard is effective.

In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets (“RWA”), which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. Leadership of the federal banking agencies who are tasked with implementing Basel IV supported the revisions. Although it is uncertain at this time, we anticipate some, if not all, of the Basel IV accord may be incorporated into the capital requirements framework applicable to us.

Prompt Corrective Action

In addition to the Basel III rules applicable to both banks and bank holding companies discussed above, the Bank is required to comply with the capital requirements promulgated under the Federal Deposit Insurance Act and the prompt corrective action regulations thereunder, which set forth five capital categories, each with specific regulatory consequences. Under these regulations, the categories are: (1) a “well-capitalized” institution has a Total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 8%, a CET1 risk-based ratio of 6.5% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a Total risk-based capital ratio of at least 8%, a Tier 1 risk-based ratio of at least 6%, a CET1 risk-based ratio of 4.5% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a Total risk-based capital ratio of under 8%, a Tier 1 risk-based ratio of under 6%, a CET1 risk-based ratio of under 4.5% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a Total risk-based capital ratio of under 6%, a Tier 1 risk-based ratio of under 4%, a CET1 risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a ratio of tangible equity to total assets of 2% or less.

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Institutions in any of the three undercapitalized categories are prohibited from declaring dividends or making capital distributions. The FDIC regulations also allow it to “downgrade” an institution to a lower capital category based on supervisory factors other than capital. Generally, subject to a narrow exception, banking regulators must appoint a receiver or conservator for an institution that is “critically undercapitalized.” The federal banking agencies have specified by regulation the relevant capital level for each category. An institution that is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency, which, for the Bank, is the FDIC. Failure to meet capital guidelines could subject the Bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and other restrictions on our business.

As of December 31, 2019, the FDIC categorized the Bank as “well-capitalized” under current regulations.

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

CFPB

The Dodd-Frank Act created the CFPB, which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the Consumer Financial Privacy provisions of the

GBLA and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, such as the Bank. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.

The CFPB has issued a number of regulations related to the origination of mortgages, foreclosures, and overdrafts as well as many other consumer issues. Additionally, the CFPB has proposed, or may propose, additional regulations or modifying existing regulations that directly relate to our business. Although it is difficult to predict at this time the extent to which the CFPB’s final rules impact the operations and financial condition of the Bank, such rules may have a material impact on our compliance costs, compliance risk and fee income.

FDIC Insurance Assessments

The Bank’s deposits are insured by the FDIC up to $250,000 per account subject to applicable limitations through the Deposit Insurance Fund. As a result, the Bank must pay deposit insurance assessments to the FDIC. The FDIC imposes a risk-based deposit premium assessment system to determine assessments based on a number of factors to measure the risk each institution poses to the Deposit Insurance Fund. The assessment rate is applied to our total average assets less tangible equity. Under the current system, premiums are assessed quarterly and could increase if, for example, criticized loans and/or other higher risk assets increase or balance sheet liquidity decreases. Because the Bank has exceeded $10 billion in assets for four consecutive quarters, the FDIC uses a “scorecard” system to calculate our assessments that combines regulatory ratings and certain forward‑looking financial measures intended to assess the risk an institution poses to the FDIC’s deposit insurance fund. The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.

In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances. For example, under the Dodd-Frank Act, the minimum designated reserve ratio for the deposit insurance fund was increased to 1.35% of the estimated total amount of insured deposits, and the FDIC adopted rules to impose a surcharge on the quarterly deposit insurance assessments of insured depository institutions deemed to be “large institutions,” generally defined to include banks with total consolidated assets of $10 billion or more for four consecutive quarters, to reach the designated reserve ratio. On September 30, 2018, the deposit insurance fund reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35%. On reaching the minimum reserve ratio of 1.35%, FDIC regulations provided for two changes to deposit insurance assessments: (i) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large institutions) ceased; and (ii) small banks will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%. Assessment rates are expected to decrease if the reserve ratio increases such that it exceeds 2%. In addition, FDIC insured institutions were required to pay a Financing Corporation (“FICO”) assessment to fund the interest on bonds issued to resolve thrift failures in the 1980s, which expired between 2017 and 2019. The final FICO assessment was collected in March 2019.

The FDIC may also terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Durbin Amendment

The Dodd-Frank Act included provisions which restrict interchange fees, which are fees charged by banks to cover the cost of handling and exposure to credit and fraud-related risks inherent in bank credit or debit card transactions, to those which are “reasonable and proportionate” for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. This statutory provision is known as the “Durbin Amendment”. In the Federal Reserve’s final rules implementing the Durbin Amendment, interchange fees for debit card transactions were capped at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. Another related rule also permits an additional $0.01 per transaction “fraud prevention adjustment” to the interchange fee if certain Federal Reserve standards are implemented, including an annual review of fraud prevention policies and procedures. With respect to network exclusivity and merchant routing restrictions, it is now required that all debit cards participate in at least two unaffiliated networks so that the transactions initiated using those debit cards will have at least two independent routing channels. The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, apply to debit card issuers with $10 billion or more in total consolidated assets. We became subject to the interchange fee restrictions and other requirements contained in the Durbin Amendment on July 1, 2017.

Incentive Compensation

In addition to the potential restrictions on discretionary bonus compensation under the Basel III rules, the federal bank regulatory agencies have issued guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an institution, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the institution’s board of directors.

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

The scope and content of federal bank regulatory agencies’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate its key employees.

Source of Strength Doctrine

Under long-standing Federal Reserve policy and now codified in Dodd-Frank, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and commit resources to its support. This support may be required at times when the Holding Company may not have the resources to provide it.

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

Transactions with Affiliates

Subsidiaries of bank holding companies, like the Bank, are subject to certain restrictions in their dealings with holding company affiliates. Section 23A of the Federal Reserve Act imposes quantitative and qualitative limits on transactions between a bank and any affiliate, including its holding company, and requires certain levels of collateral for extensions of credit to affiliates and certain other transactions involving affiliates. Section 23B requires that certain transactions between the Bank and its affiliates must be on terms substantially the same, or at least as favorable, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies. In the absence of such comparable transactions, any transaction between banks and their affiliates must be on terms and under circumstances, including credit standards, which in good faith would be offered to or would apply to nonaffiliated companies.

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Extensions of credit include derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions to the extent that such transactions cause a bank to have credit exposure to an insider. Any extension of credit to an insider must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and must not involve more than the normal risk of repayment or present other unfavorable features.

On December 27, 2019, the federal banking agencies issued an interagency statement explaining that such agencies will provide temporary relief from enforcement action against banks or asset managers, which become principal shareholders of banks, with respect to certain extensions of credit by banks that otherwise would violate Regulation O, provided the asset managers and banks satisfy certain conditions designed to ensure that there is a lack of control by the asset manager over the bank. This temporary relief will apply while the Federal Reserve, in consultation with the other federal banking agencies, considers whether to amend Regulation O.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations under the Community Reinvestment Act (“CRA”), which requires federal banking regulators to evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate- income neighborhoods. The CRA further requires these criteria to be considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could result in the imposition of additional requirements and limitations on the Bank. Additionally, financial institutions must publicly disclose the terms of various CRA‑related agreements. In its most recent CRA examination, the Bank received a “satisfactory” rating.

In December 2019, the FDIC and the Office of the Comptroller of the Currency proposed changes to the regulations implementing the CRA, which, if adopted will result in changes to the current CRA framework. The Federal Reserve Board did not join the proposal.

Privacy and Data Security

The Federal Reserve, FDIC and other bank regulatory agencies have adopted guidelines (the “Guidelines”) for safeguarding confidential, personal customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. In addition, various U.S. regulators, including the Federal Reserve and the SEC, have increased their focus on cyber-security through guidance, examinations and regulations. The Bank has adopted a customer information security program that has been approved by the Board of Directors.

The GLB Act requires financial institutions to implement policies regarding the disclosure of non-public personal information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors and, except as otherwise required by law, prohibits disclosing such information except as provided in a banking subsidiary’s policies and procedures. The Bank has implemented a privacy policy.

Anti-Money Laundering Initiatives, the USA Patriot Act and the Office of Foreign Asset Control

A major focus of governmental policy on financial institutions in recent years has been aimed at combating terrorist financing, money laundering and other criminal acts. This has generally been accomplished by amending existing anti-money laundering laws and regulations. The USA Patriot Act of 2001 (the “Patriot Act”) amended the Currency Consumer Financial Protection and Foreign Transactions Reporting Act of 1970, commonly referred to as the “Bank Secrecy Act”, or “BSA”, to strengthen regulation of money laundering and financing of terrorism. The U.S. Department of the Treasury, in cooperation with the FDIC and the Financial Crimes Enforcement Network (“FinCEN”), has issued a number of implementing regulations which apply various requirements of the Patriot Act to the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering, terrorist financing and other criminal acts and to verify the identity of their customers. In addition, the Office of Foreign Asset Control (“OFAC”), a division of the U.S. Treasury Department charged with administering and enforcing economic and trade sanctions by the U.S. government, publishes lists of persons with which the Bank is prohibited from engaging in business. Over the past several years, federal banking regulators, FinCEN and OFAC have increased supervisory and enforcement attention on U.S. anti-money laundering and sanctions laws, as evidenced by a significant increase in enforcement activity, including several high profile enforcement actions. Several of these actions have addressed violations of the BSA, U.S. sanctions or both, resulting in the imposition of substantial civil monetary penalties. Enforcement actions have increasingly focused on publicly identifying individuals and holding those individuals, including compliance officers, accountable for deficiencies in compliance programs. State attorneys general and the U. S. Department of Justice have also pursued enforcement actions against banking entities alleged to have willfully violated the BSA and U.S. sanctions laws. Failure of a financial institution to maintain and implement adequate programs to combat terrorist financing, or to comply with all of the relevant laws or regulations, can lead to significant monetary penalties and could have other serious legal and reputational consequences for the institution. The Board of Directors has approved policies and procedures that it believes comply with these laws.

Future Legislation and Regulatory Initiatives

Federal and state legislators as well as regulatory agencies may introduce or enact new laws and rules, or amend existing laws and rules that may affect the regulation of United and its subsidiaries in substantial and unpredictable ways, and, if enacted, could increase or decrease the cost of doing business, limit or expand permissible activities or affect the industry’s competitive balance. The nature and extent of future legislative and regulatory changes affecting financial institutions is not known at this time and cannot be predicted. However, any such changes could affect our business, financial condition and results of operations.

Information About Our Executive Officers

Information regarding our current executive officers as of February 1, 2020, is set forth below. Each of our executive officers is elected annually by the Board of Directors and serves at the discretion of the Board of Directors.

Name (age)	Position with United and Employment History	Officer of United Since

H. Lynn Harton (58)	President and Chief Executive Officer (2018 - present); President and Chief Operating Officer and Director (2015 - 2018)	2012

Jefferson L. Harralson (54)	Executive Vice President and Chief Financial Officer (2017 - present); prior to joining United was Managing Director at Keefe, Bruyette and Woods (2002 – 2017)	2017

Bradley J. Miller (49)	Executive Vice President, General Counsel and Corporate Secretary (2019-present); Chief Risk Officer and General Counsel (2015 - 2019)	2007

Robert A. Edwards (55)	Executive Vice President and Chief Risk Officer (2019 - present); Executive Vice President and Chief Credit Officer (2015 - 2019)	2015

Richard W. Bradshaw (58)	Chief Banking Officer (2019 - present); President, Commercial Banking Solutions (2014 - 2018)	2014

Mark Terry (53)	Chief Information Officer (2017 - present); Chief Technology Officer (2016-2017); prior to joining United was Chief Information Officer at Palmetto Bancshares, Inc. (2011-2016)	2016

There are no familial relationships between any of our directors or executive officers. There also are no arrangements or understandings between any executive officer and any other person pursuant to which any of them was elected as an officer, other than arrangements or understandings with directors or officers of United acting solely in their capacities as such.

Available Information

Our internet website address is www.ucbi.com. We file with or furnish to the SEC annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, proxy statements and annual reports to shareholders and, from time to time, registration statements and other documents. These documents are available free of charge to the public on or through the “Investor Relations” section of our website as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information that we file electronically with, or furnish to, the SEC. The address of that website is www.sec.gov. The information on any website referenced in this Report is not incorporated by reference into, and is not a part of this Report. Further, our references to website URLs are intended to be inactive textual references only.

ITEM 1A.    RISK FACTORS.

An investment in our common stock involves risk. Investors should carefully consider the information contained or incorporated by reference in this Report before deciding to purchase our common stock. The items listed below present risks that could have a material effect on our financial condition, results of operations or business. Some of these risks are interrelated and the occurrence of one or more of them may exacerbate the effect of others.

CREDIT RISK

We are subject to credit risk from our lending activities.

There are inherent risks associated with our lending activities. When we lend money or commit to lend money, we incur credit risk or the risk of loss if borrowers do not repay their loans or other credit obligations. Credit risk includes, among other things, the quality of our underwriting, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate as well as across the United States. Increases in interest rates and/or weakening economic conditions could adversely affect the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. If loan customers with significant loan balances fail to repay their loans, our results of operations, financial condition and capital levels will suffer.

We are exposed to higher credit and concentration risk from our commercial real estate, commercial and industrial and commercial construction lending.

Our credit risk and credit losses can increase if our loans are concentrated to borrowers engaged in the same or similar activities or to borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions. As of December 31, 2019, approximately 76% of our loan portfolio consisted of commercial loans, including commercial and industrial, equipment financing, commercial construction and commercial real estate mortgage loans. Our borrowers under these loans tend to be small to medium-sized businesses. These types of loans are typically larger than residential real estate loans or consumer loans. During periods of lower economic growth or challenging economic periods, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely affect our results of operations and financial condition. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition and results of operations.

Deterioration in economic conditions, housing conditions and commodity and real estate values and an increase in unemployment in certain states or locations could result in materially higher credit losses if loans are concentrated in those locations. Our loans are heavily concentrated in our primary markets of Georgia, South Carolina, North Carolina and Tennessee. These markets may have different or weaker performance than other areas of the country and our portfolio may be more negatively impacted than a financial services company with wider geographic diversity.

See the section captioned “Loans” in the “Balance Sheet Review” section of “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” located elsewhere in this Report for further discussion related to commercial and industrial, construction and commercial real estate loans.

If our allowance for loan losses (including the fair value adjustments with respect to loans acquired in acquisitions) is not enough to cover losses inherent in our loan portfolio, our results of operations and financial condition could be negatively affected.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of inherent losses that have been incurred in our existing loan portfolio. The level of the allowance reflects management’s continuing evaluation of factors including the volume and types of loans; industry concentrations; specific credit risks; internal loan classifications; trends in classifications; volume and trends in delinquencies, non-accruals and charge-offs; present economic, political and regulatory conditions; industry and peer bank loan quality indications; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves subjectivity in our modeling and requires us to make estimates of current credit risks and future trends, all of which may undergo material changes or vary from our historical experience. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.

The application of the purchase method of accounting in our acquisitions (and any future acquisitions) also will affect our allowance for loan losses. Under the purchase method of accounting, all acquired loans were recorded in our consolidated financial statements at their estimated fair value at the time of acquisition and any related allowance for loan loss was eliminated because credit quality, among other factors, was considered in the determination of fair value. To the extent that our estimates of fair value are too high, we will incur losses associated with the acquired loans. The allowance associated with our purchased credit impaired loans reflects deterioration in cash flows after they were acquired resulting from our quarterly re-estimation of cash flows, which involves complex cash flow projections and significant judgment on timing of loan resolution.

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

We implemented CECL on January 1, 2020, which will result in an increase to the allowance for credit losses of $8.75 million, of which $3.59 million will be reclassified from the fair value mark for purchased credit deteriorated loans, and a decrease in capital of $3.53 million, net of tax. In future periods, CECL may result in increased reserves during or in advance of an economic downturn. Because CECL recognizes the expected losses over the life of the loan at the time the loan is made, it is possible that CECL implementation may increase the cost of lending in the industry and result in slower loan growth and lower levels of net income. The adoption of the CECL model may materially affect how we determine our allowance for credit losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for credit losses. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

See the section captioned “Allowance for Credit Losses” in Part II, Item 7 of this Report “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussion related to our process for determining the appropriate level of the allowance for loan losses.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and financial stability of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact daily, and therefore could adversely affect us. We have exposure to various counterparties, including brokers and dealers, commercial and correspondent banks, and others. As a result, defaults by, or rumors or questions about, one or more financial services institutions, or the financial services industry generally, may result in market-wide liquidity problems and could lead to losses or defaults by such other institutions. Such occurrences could expose us to credit risk in the event of default of one or more counterparties and could have a material adverse effect on our financial position, results of operations and liquidity.

LIQUIDITY RISK

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

The objective of managing liquidity risk is to ensure that our cash flow requirements resulting from depositor, borrower and other creditor demands as well as our operating cash needs, are met, and that our cost of funding such requirements and needs is reasonable. We maintain an asset/liability and interest rate risk policy and a liquidity and funds management policy, including a contingency funding plan that, among other things, include procedures for managing and monitoring liquidity risk. Generally, we rely on deposits, repayments of loans and leases and cash flows from our investment securities as our primary sources of funds. Our principal deposit sources include consumer, commercial and public funds customers in our markets. We have used these funds, together with wholesale deposit sources such as brokered deposits, along with Federal Home Loan Bank of Atlanta (“FHLB”) advances, federal funds purchased and other sources of short-term and long-term borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.

An inability to maintain or raise funds in amounts necessary to meet our liquidity needs could have a substantial negative effect, individually or collectively, on our liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. For example, factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, a reduction in our credit rating, any damage to our reputation or any other decrease in depositor or investor confidence in our creditworthiness and business. Our access to liquidity could also be impaired by factors that are not specific to us, such as severe volatility or disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole. Any such event or failure to manage our liquidity effectively could affect our competitive position, increase our borrowing costs and the interest rates we pay on deposits, limit our access to the capital markets and have a material adverse effect on our results of operations or financial condition.

Deposit levels may be affected by several factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan and lease repayments are a relatively stable source of funds but are subject to the borrowers’ and lessees’ ability to repay loans and leases, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans and leases generally are not readily convertible to cash. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet growth in loans and leases, deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB advances, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, Federal Reserve borrowings and/or accessing the equity or debt capital markets.

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

We anticipate we will continue to rely primarily on deposits, loan and lease repayments, and cash flows from our investment securities to provide liquidity. Additionally, when necessary, the secondary sources of borrowed funds described above will be used to augment our primary funding sources. If we are unable to access any of these secondary funding sources when needed, we might be unable to meet our customers’ or creditors’ needs, which would adversely affect our financial condition, results of operations and liquidity.

We may need to raise additional capital in the future and our ability to raise capital and maintain required capital levels could be affected by changes in the capital markets and deteriorating economic and market conditions.

Federal and state bank regulators require United and the Bank to maintain adequate levels of capital to support operations. At December 31, 2019, both the Holding Company’s and the Bank’s regulatory capital ratios were above “well-capitalized” levels under regulatory guidelines. However, our business strategy calls for continued growth in our existing banking markets and targeted expansion in new markets. Growth in assets at rates in excess of the rate at which our capital is increased through retained earnings will reduce our capital ratios unless we continue to increase capital via other means. Failure by us to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject us to a variety of enforcement remedies available to the federal regulatory authorities and would negatively impact our ability to pursue acquisitions or other expansion opportunities.

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

The Holding Company’s ability to receive dividends from subsidiaries accounts for most of its revenue and could affect its liquidity and ability to declare and pay dividends.

While our board of directors has approved the payment of a quarterly cash dividend on our common stock since the fourth quarter of 2013, there can be no assurance of whether or when we may pay dividends on our common stock in the future. Future dividends, if any, will be declared and paid at the discretion of our board of directors and will depend on a number of factors including, among others, asset quality, earnings performance, liquidity and capital requirements. Our principal source of funds used to pay cash dividends on our common stock is dividends that we receive from the Bank. As a Georgia state-chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay, as described under “Supervision and Regulation - Payment of Dividends” in Part I, Item 1 of this Report. The federal banking agencies have also issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current earnings. The Federal Reserve may also prevent the payment of a dividend by the Bank if it determines that the payment would be an unsafe and unsound banking practice. The Holding Company and the Bank must also maintain the CET1 capital conservation buffer of 2.5% to avoid becoming subject to restrictions on capital distributions, including dividends. If the Bank is not permitted to pay cash dividends to the Holding Company, it is unlikely that we would be able to continue to pay dividends on our common stock or to pay interest on our indebtedness.

In addition, the terms of our debentures prohibit us from paying dividends on our common stock until we have made required payments under the debentures or if we have deferred payments under the terms of such debentures. See “MARKET RISKS - Holders of our indebtedness have rights that are senior to those of our common shareholders.”

OPERATIONAL RISKS

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions, cyber-attacks or breaches of security could disrupt our business and have an adverse effect on our financial condition and results of operations.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks as well as through the internet through digital and mobile technologies. Although we take protective measures and endeavor to modify these systems as circumstances warrant, the advances in technology increase the risk of information security breaches. We provide our customers the ability to bank remotely, including over the Internet or through their mobile device. The secure transmission of confidential information is a critical element of remote and mobile banking. Any failure, interruption or breach in security of these systems could result in disruptions to our accounting, deposit, loan and other systems, and adversely affect our customer relationships.

There have been increasing efforts on the part of third parties, including through cyber-attacks, to breach data security at financial institutions or with respect to financial transactions. There have been several recent instances involving financial services, credit bureaus and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data, by both private individuals and foreign governments. In addition, because the techniques used to cause such security breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. Our network, and the systems of parties with whom we contract, could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches.

Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks. These risks are heightened through the increasing use of digital and mobile solutions which allow for rapid money movement and increase the difficulty to detect and prevent fraudulent transactions. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches (including breaches of security of customer systems and networks) and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.

We rely on information technology and telecommunications systems and certain third-party service providers and certain failures could materially adversely affect our operations.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third-party accounting systems and mobile and online banking platforms. We outsource many of our major systems, such as data processing, loan servicing and deposit processing systems and online banking platforms. While we have selected these vendors carefully, we do not control their actions. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Financial or operational difficulties of a vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Furthermore, our vendors could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third party vendors could also create significant delay and expense. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Failure to keep pace with technological changes could adversely affect our business.

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

The banking business is highly competitive and we experience competition in each of our markets from many other financial institutions. We compete with banks, credit unions, savings and loan associations, mortgage banking firms, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as community, super-regional, national and international financial institutions that operate offices in our market areas and elsewhere. The financial services industry could become even more competitive as a result of legislative and regulatory changes. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. We compete with these institutions both in attracting deposits and in making loans. Many of our competitors are well-established, larger financial institutions that can operate profitably with a narrower net interest margin and have a more diverse revenue base. In addition, many have fewer regulatory constraints and may have lower cost structures. We may face a competitive disadvantage as a result of our smaller size, more limited geographic diversification and inability to spread costs across broader markets. Although we compete by concentrating marketing efforts in our primary markets with local advertisements, personal contacts and greater flexibility and responsiveness in working with local customers, customer loyalty can be easily influenced by a competitor’s new products and our strategy may or may not continue to be successful. Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability which, in turn, could have a material adverse effect on our business, financial condition and results of operations. We may also be affected by the marketplace loosening of credit underwriting standards and structures.

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

We may be subject to losses due to fraudulent and negligent conduct of our loan customers, third-party service providers and employees.

When we make loans to individuals or entities, we rely upon information supplied by borrowers and other third parties, including information contained in the applicant’s loan application, property appraisal reports, title information and the borrower’s net worth, liquidity and cash flow information. While we attempt to verify information provided through available sources, we cannot be certain all such information is correct or complete. Our reliance on incorrect or incomplete information could have a material adverse effect on our financial condition or results of operations. These losses may be material and negatively affect our results of operations, financial condition or prospects. These losses could also lead to significant reputational risks and other effects. The sophistication of external fraud actors continues to increase, and in some cases includes large criminal rings, which increases the resources and infrastructure needed to thwart these attacks. The industry fraud threat continues to evolve, including but not limited to card fraud, check fraud, social engineering and phishing attacks for identity theft and account takeover.

Our inability to retain management and key employees or to attract new experienced financial services or technology professionals could impair our relationship with our customers, reduce growth and adversely affect our business.

We have assembled a management team which has substantial background and experience in banking and financial services in our markets. Moreover, much of our organic loan growth in recent years was the result of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. We anticipate deploying a similar hiring strategy in the future. Operating our technology systems requires employees with specialized skills that are not readily available in the general employee candidate pool. Inability to retain these key personnel (including key personnel of the businesses we have acquired) or to continue to attract experienced lenders with established books of business could negatively impact our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. Moreover, the higher costs we must pay to hire and retain these experienced individuals could cause our noninterest expense levels to rise and negatively impact our results of operations.

REGULATORY COMPLIANCE RISK

We are subject to extensive regulation that could restrict our activities. Additionally, changes in laws and regulations or failures to comply with such laws and regulations may adversely affect our financial condition and results of operations.

Government regulation and legislation subject United and other financial institutions to restrictions, oversight and/or costs that may have an impact on our business, financial condition, results of operations or the price of our common stock. We are heavily regulated by federal and state authorities. This regulation is designed primarily to protect depositors, federal deposit insurance funds and the banking system as a whole, but not shareholders. Congress and state legislatures and federal and state regulatory authorities continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation and implementation of statutes, regulations or policies could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer or increasing the ability of non-banks to offer competing financial services and products. Any regulatory changes or scrutiny could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, credit unions, savings and loan associations and other institutions. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations.

Federal and state regulators can impose or request that we consent to substantial sanctions, restrictions and requirements on our bank and nonbank subsidiaries if they determine, upon examination or otherwise, violations of laws, rules or regulations with which we or our subsidiaries must comply, or weaknesses or failures with respect to general standards of safety and soundness. Such enforcement may be formal or informal and can include directors’ resolutions, memoranda of understanding, cease and desist or consent orders, civil money penalties and termination of deposit insurance and bank closures. Enforcement actions may be taken regardless of the capital level of the institution. In particular, institutions that are not sufficiently capitalized in accordance with regulatory standards may also face capital directives or prompt corrective action. Enforcement actions may require certain corrective steps (including staff additions or changes), impose limits on activities (such as lending, deposit taking, acquisitions or branching), prescribe lending parameters (such as loan types, volumes and terms) and require additional capital to be raised, any of which could adversely affect our financial condition and results of operations. Enforcement actions, including the imposition of monetary penalties, may have a material impact on our financial condition or results of operations, damage our reputation, and result in the loss of our holding company status. In addition, compliance with any such action could distract management’s attention from our operations, cause us to incur significant expenses, restrict us from engaging in potentially profitable activities and limit our ability to raise capital. Closure of the Bank would result in a total loss of your investment.

In addition to other banking regulations, the federal Bank Secrecy Act, the Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal FinCEN, established by the Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal bank regulatory agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any acquisition plans that we have, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Changes in other laws and regulations not specific to banking or financial services could also negatively impact our business, financial condition and results of operations. In addition, changes in laws or regulations that affect our customers and business partners could negatively affect our revenues and expenses. Certain changes in laws such as recent tax law reforms that impose limitations on the deductibility of interest may decrease the demand for our products or services and could negatively affect our revenues and results of operations. Changes in bankruptcy law, zoning or land use laws and regulations or environmental laws, rules, regulation and enforcement or other statutes, ordinances, rules or administrative or judicial interpretations that affect our customers’ businesses could negatively impact our business.

Changes to capital requirements for bank holding companies and depository institutions that are now fully effective may restrict our ability to pay or increase dividends on or repurchase our common stock and may negatively affect our results of operations.

We are subject to regulatory requirements specifying minimum amounts and types of capital that we must maintain. From time to time, the regulators change these regulatory capital adequacy guidelines. In particular, the capital requirements applicable to us under the Basel III rules became fully effective on January 1, 2019. We are now required to satisfy additional, more stringent, capital adequacy standards than we had in the past, including the 2.5% capital conservation buffer. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial condition and results of operations. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make capital distributions in the form of dividends, share repurchases or redemptions. Higher capital levels could also lower our return on equity.

Because our total consolidated assets exceed $10 billion, we are subject to regulations and oversight that could materially and adversely affect our revenues and expenses.

Because we exceeded $10 billion in total consolidated assets in 2017, we have become subject to regulations and oversight that could adversely affect our revenues and expenses. Such regulations and oversight include the following:

•	Oversight by the CFPB. As a relatively new agency with evolving regulations and practices, there is uncertainty as to how the CFPB’s examination and regulatory authority might impact our business.

•
FDIC Deposit Assessment Scorecard. With respect to deposit-taking activities, we now are subject to a deposit assessment based on a scorecard issued by the FDIC that considers, among other things, the Bank’s CAMELS rating, results of asset-related stress testing and funding-related stress, as well as our use of core deposits. Depending on the results of a bank’s performance under that scorecard, the total base assessment rate is between 2.5 to 45 basis points. Any increase in the Bank’s deposit insurance assessments may result in an increased expense related to our use of deposits as a funding source and materially and adversely affect our results of operations.

•
Durbin Amendment. We no longer are exempt from the requirements of the Federal Reserve’s rules on interchange transaction fees for debit cards known as the Durbin Amendment. The Bank now is limited to receiving only a “reasonable” interchange transaction fee for any debit card transactions processed using debit cards issued by the Bank to our customers. The Federal Reserve has determined that it is unreasonable for a bank with more than $10 billion in total assets to receive more than $0.21 plus five basis points of the transaction plus a $0.01 fraud adjustment for an interchange transaction fee for debit card transactions. Future limitations upon interchange fees that may be charged could materially and adversely affect our results of operations.

As a result of becoming subject to the heightened regulatory requirements, we have hired and continue to hire additional compliance personnel and implement structural initiatives to address these requirements. However, compliance with these and future requirements may necessitate that we hire additional compliance or other personnel, design and implement additional internal controls, or incur other significant expenses, any of which could have a material adverse effect on our business, financial condition or results of operations.

We may issue additional common stock or other equity securities in the future which could dilute the ownership interest of existing shareholders.

In order to maintain capital at desired or regulatory-required levels, we may issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. We may sell these shares at prices below the current market price of shares, and the sale of these shares may significantly dilute shareholder ownership. We could also issue additional shares in connection with acquisitions of other financial institutions or other investments, which could also dilute shareholder ownership.

MARKET RISKS

Changes in the method pursuant to which LIBOR and other benchmark rates are determined could adversely impact our business and results of operations.

LIBOR and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. Our floating-rate funding, certain hedging transactions and certain of the products that we offer, such as floating-rate loans and mortgages, determine their applicable interest rate or payment amount by reference to a benchmark rate, such as LIBOR, the prime rate or the federal funds rate. In July 2017, the Chief Executive of the United Kingdom’s Financial Conduct Authority (the “FCA”) announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-linked financial instruments.

Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, the market transition away from LIBOR to an alternative reference ratio is complex and the failure to adequately manage the transition could have a range of material adverse effects on our business, financial condition and results of operations, including the potential to:

•
adversely affect the interest rates paid or received on, and the revenue and expenses associated with, our floating rate obligations, loans, deposits, derivatives and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

•
adversely affect the value of our floating rate obligations, loans, deposits, derivatives and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

•	prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate;

•	result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and

•
require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark.

The manner and impact of this transition, as well as the effect of these developments on our funding costs, loan and investment and trading securities portfolios, asset-liability management and business, is uncertain.

Adverse conditions in the business or economic environment where we operate, as well as broader conditions, globally and in the United States, could have a material adverse effect on our financial condition and results of operations.

Our success depends significantly upon local, national and global economic and political conditions, as well as governmental monetary policies and trade relations. Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. Unlike banks that are more geographically diversified, we are a regional bank that provides services to customers primarily in Georgia, South Carolina, North Carolina and Tennessee. The market conditions in these markets may be different from, and could be worse than, the economic conditions in the United States as a whole. Adverse changes in business and economic conditions generally or specifically in the markets in which we operate could affect impact our business, including causing one or more of the following negative developments:

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

Our success is also influenced heavily by population growth, income levels, loans and deposits and on stability in real estate values in our markets. If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally weaken significantly, our business may be adversely affected. If market and economic conditions deteriorate, this may lead to valuation adjustments on our loan portfolio and losses on defaulted loans and on the sale of other real estate owned. Additionally, such adverse economic conditions in our market areas, specifically decreases in real estate property values due to the nature of our loan portfolio, the majority of which is secured by real estate, could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. We are less able than larger institutions to spread the risks of unfavorable local economic conditions across a larger number of more diverse economies.

Our net interest margin, and consequently our net earnings, are significantly affected by interest rate levels.

Our profitability is dependent to a large extent on net interest income, which is the difference between interest income earned on loans, leases and investment securities and interest expense paid on deposits, other borrowings, senior debt and subordinated notes. The absolute level of interest rates as well as changes in interest rates, including changes to the shape of the yield curve, may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense. In a period of changing interest rates, interest expense may increase at different rates than the interest earned on assets, impacting our net interest income. Interest rate fluctuations are caused by many factors which, for the most part, are not under our control. For example, national monetary policy implemented by the Federal Reserve plays a significant role in the determination of interest rates. Additionally, competitor pricing and the resulting negotiations that occur with our customers also impact the rates we collect on loans and the rates we pay on deposits. In addition, the discontinuance of LIBOR as a reference rate, and the uncertainty related to such potential changes, may adversely affect the value of reference rate-linked debt securities and derivatives that we hold or issue, which could further impact our interest rate spread.

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

Because of significant competitive pressures in our markets and the negative impact of these pressures on our deposit and loan pricing, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve’s federal funds rate or LIBOR (both of which are at relatively low levels as a result of macroeconomic conditions), our net interest margin may be negatively impacted if these short-term rates remain at their low levels or decrease further. However, if short-term interest rates rise, our results of operations may also be negatively impacted if we are unable to increase the rates we charge on loans or earn on our investment securities in excess of the increases we must pay on deposits and our other funding sources. As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be negatively affected.

We have historically entered into certain hedging transactions including interest rate swaps, which are designed to lessen elements of our interest rate exposure. If interest rates do not change in the manner anticipated, such transactions may not be effective and our results of operations may be adversely affected.

Changes in U.S. trade policies and other factors beyond our control, including the imposition of tariffs and retaliatory tariffs, and the impacts of pandemics may adversely impact our business, financial condition and results of operations.

There have been changes and discussions with respect to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliatory tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt; which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. On January 26, 2020, President Trump signed a new trade agreement between the United States, Canada and Mexico to replace the North American Free Trade Agreement. The full impact of this agreement on us, our customers and on the economic conditions in our primary banking markets is currently unknown. In addition, the effects (or perceived effects) of pandemics (including matters such as the coronavirus) may affect international trade, supply chains, travel, employee productivity and other economic activities. A trade war or other governmental action related to tariffs or international trade agreements or policies, as well as the effects (or perceived effects) of pandemics and other public concerns, have the potential to negatively impact ours and/or our customers’ costs, demand for our customers' products, and/or the U.S. economy or certain sectors thereof and, thus, adversely affect our business, financial condition, and results of operations.

Our stock price can be volatile.

Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors, some of which are unrelated to our financial performance, including, among other things:

•	actual or anticipated variations in quarterly results of operations;

•	recommendations by securities analysts;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the financial services industry;

•	perceptions in the marketplace regarding us and/or our competitors;

•	new technology used, or services offered, by competitors;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	failure to integrate acquisitions or realize anticipated benefits from acquisitions;

•	changes in government regulations; or

•	geopolitical conditions such as acts or threats of terrorism, military conflicts, the effects (or perceived effects) of pandemics and trade relations.

General market fluctuations, including real or anticipated changes in the strength of the local economy; industry factors and general economic and political conditions and events, such as economic slowdowns or recessions; interest rate changes, oil price volatility or credit loss trends could also cause our stock price to decrease regardless of our operating results.

Although our common stock currently is traded on the Nasdaq Stock Market’s Global Select Market, or “Nasdaq”, it has less liquidity than other stocks quoted on a national securities exchange.

Although our common stock is listed for trading on Nasdaq, the trading volume in our common stock is less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our common stock, significant sales of our common stock, or the expectation of these sales, could cause our stock price to fall.

The trading volume in our common stock on Nasdaq has been relatively low when compared with larger companies listed on the Nasdaq or other stock exchanges. For 2019, our average daily trading volume was 412,773 shares. Although we have experienced increased liquidity in our stock, we cannot say with any certainty that a more active and liquid trading market for our common stock will continue to develop. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.

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

Holders of our indebtedness have rights that are senior to those of our common shareholders.

At December 31, 2019, we had outstanding senior debentures, subordinated debentures and trust preferred securities and accompanying subordinated debentures totaling $213 million. Payments of the principal and interest on the senior debentures, subordinated debentures and the subordinated debentures accompanying the trust preferred securities are senior to payments with respect to shares of our common stock. We also conditionally guarantee payments of the principal and interest on the trust preferred securities. As a result, we must make payments on these debt instruments (including the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debt must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the subordinated debentures related to the trust preferred securities (and the related guarantee of payments on the trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock. If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on the subordinated debentures related to the trust preferred securities (and the related guarantee of payments on the trust preferred securities).

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

United’s corporate organizational documents and the provisions of Georgia law to which we are subject contain certain provisions that could have an anti-takeover effect and may delay, make more difficult or prevent an attempted acquisition of United that you may favor.

United’s amended and restated articles of incorporation, as amended (our “articles”), and bylaws, as amended (our “bylaws”), contain various provisions that could have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control of United. These provisions include:

•	a provision allowing the board of directors to consider the interests of our employees, customers, suppliers and creditors when considering an acquisition proposal;

•	a provision that all amendments to the articles and bylaws must be approved by a majority of the outstanding shares of our capital stock entitled to vote;

•
a provision requiring that any business combination involving United be approved by 75% of the outstanding shares of United’s common stock excluding shares held by stockholders who are deemed to have an interest in the transaction unless the business combination is approved by 75% of United’s directors;

•	a provision restricting removal of directors except for cause and upon the approval of two-thirds of the outstanding shares of our capital stock entitled to vote;

•
a provision that any special meeting of shareholders may be called only by the chairman, chief executive officer, president, chief financial officer, board of directors or the holders of 25% of the outstanding shares of United’s capital stock entitled to vote; and

•	a provision establishing certain advance notice procedures for matters to be considered at an annual meeting of shareholders.

Additionally, United’s articles authorize the board of directors to issue shares of preferred stock without shareholder approval and upon such terms as the board of directors may determine. The issuance of our preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a controlling interest in us. In addition, certain provisions of Georgia law, including a provision which restricts certain business combinations between a Georgia corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control of United.

LEGAL RISKS

We are subject to certain litigation, and our expenses related to this litigation may adversely affect our results.

We are from time to time subject to certain litigation in the ordinary course of our business. As we hire new revenue producing employees, we, and the employees we hire, may also periodically be the subject of litigation and threatened litigation with these employees’ former employers. We may also be subject to claims related to our loan servicing programs, particularly those involving servicing of commercial real estate loans. From time to time, and particularly during periods of economic stress, customers, including real estate developers and consumer borrowers, may make claims or otherwise take legal action pertaining to performance of our responsibilities. These claims are often referred to as “lender liability” claims and are sometimes brought in an effort to produce or increase leverage against us in workout negotiations or debt collection proceedings. Lender liability claims frequently assert one or more of the following allegations: breach of fiduciary duties, fraud, economic duress, breach of contract, breach of the implied covenant of good faith and fair dealing, and similar claims.

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

STRATEGIC RISKS

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

Regulatory and Economic Factors. Our growth and expansion plans also may be adversely affected by a number of regulatory and economic developments or other events. Failure to obtain required regulatory approvals, changes in laws and regulations or other regulatory developments and changes in prevailing economic conditions or other unanticipated events may prevent or adversely affect our continued growth and expansion. Such factors may cause us to alter our growth and expansion plans or slow or halt the growth and expansion process, which may prevent us from entering into or expanding in our targeted markets or allow competitors to gain or retain market share in our existing markets.

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
Future acquisitions may dilute current shareholders’ ownership of United and may cause United to become more susceptible to adverse economic events.

Future business acquisitions could be material to United and it may issue additional shares of stock to pay for those acquisitions, which would dilute current shareholders’ ownership interests. Acquisitions also could require us to use substantial cash or other liquid assets or to incur debt. In those events, we could become more susceptible to economic downturns, dislocations in capital markets and competitive pressures.

GENERAL BUSINESS RISKS

Our reported financial results incorporate significant assumptions, estimates and judgments. In addition, changes in accounting standards or interpretations could impact our reported earnings and financial condition.

Management must make significant assumptions and estimates and exercise significant judgment in selecting and applying accounting and reporting policies. In some cases, management must select a policy from two or more alternatives, any of which may be reasonable under the circumstances, which may result in reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting our financial condition and results. They require management to make difficult, subjective and complex assumptions, estimates and judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions and estimates. These critical accounting policies relate to the allowance for loan losses, fair value measurement and income taxes. Because of the uncertainty of assumptions and estimates involved in these matters, we may be required to do one or more of the following: significantly increase the allowance for loan losses and/or sustain credit losses that are significantly higher than the reserve provided; significantly decrease the carrying value of loans, foreclosed property or other assets or liabilities to reflect a reduction in their fair value; or, significantly increase or decrease accrued taxes and the value of our deferred tax assets.
The accounting standard setters, including the FASB, the SEC and other regulatory agencies, periodically change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. For example, in June 2016, the FASB issued a new current expected credit loss rule, which will require banks to record, at the time of origination, credit losses expected throughout the life of the asset portfolio on loans and held-to-maturity securities, as opposed to then-existing practice of recording losses when it is probable that a loss event has occurred. For additional information, refer to Note 2 of the Notes to our Consolidated Financial Statements contained in this Report. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, which would result in the recasting of our prior period financial statements.

Weather-related events or other natural disasters may have an effect on the performance of our loan portfolios, especially in our coastal markets, thereby adversely affecting our results of operations.

Our operations and customer base are located in markets where natural disasters, including tornadoes, severe storms, fires, floods, hurricanes and earthquakes have occurred. Such natural disasters could significantly affect the local population and economies and our business, and could pose physical risks to our properties. Although our banking offices are geographically dispersed throughout portions of the southeastern United States and we maintain insurance coverage for such events, a significant natural disaster in or near one or more of our markets could have a material adverse effect on our financial condition, results of operations or liquidity.

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

Certain of our operations and customers are dependent on the regular operation of the federal or state government or programs they administer. For example, our SBA lending program depends on interaction with the SBA, an independent agency of the federal government. During a lapse in funding, such as has occurred during previous federal government “shutdowns”, the SBA may not be able to engage in such interaction. Similarly, loans we make through USDA lending programs may be delayed or adversely affected by lapses in funding for the USDA. In addition, customers who depend directly or indirectly on providing goods and services to federal or state governments or their agencies may reduce their business with us or delay repayment of loans due to lost or delayed revenue from those relationships. If funding for these lending programs or federal spending generally is reduced as part of the appropriations process or by administrative decision, demand for our services may be reduced. Any of these developments could have a material adverse effect on our financial condition, results of operations or liquidity.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our executive offices are located at 125 Highway 515 East, Blairsville, Georgia, and we own this property. We provide services or perform operational functions at 181 locations, of which 140 are owned and 41 are leased under operating leases. We believe the terms of the various leases are consistent with market standards and were arrived at through arm’s-length bargaining. We consider our properties to be suitable and adequate for operating our banking business. Notes 8 and 14 to our consolidated financial statements include additional information regarding investments in premises and equipment and leased properties.

ITEM 3.    LEGAL PROCEEDINGS.

In the ordinary course of operations, we are parties to various legal proceedings and periodic regulatory examinations and investigations. There are no material pending legal proceedings to which we or any of our properties are subject.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR UNITED’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock. United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”.

At January 31, 2020, there were 8,139 record shareholders of United’s common stock.

Dividends. Our Board of Directors declared cash dividends in the aggregate of $0.68 and $0.58 per share on our common stock in 2019 and 2018, respectively. We currently intend to continue to pay comparable quarterly cash dividends on our common stock, subject to approval by our Board of Directors, although we may elect not to pay dividends or to change the amount of such dividends. The payment of dividends is a decision of our Board of Directors based upon then-existing circumstances, including our rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant.

Additional information regarding dividends is included in Note 20 to our consolidated financial statements, under the heading of “Supervision and Regulation” in Part I of this Report and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Dividends.”

Share Repurchases. In November 2019, our Board of Directors authorized an update to the existing common stock repurchase plan to authorize the repurchase of up to $50 million of our common stock. The program is scheduled to expire on the earlier of the repurchase of our common stock having an aggregate purchase price of $50 million or December 31, 2020. Under the program, shares may be repurchased in open market transactions at prevailing market prices or in privately negotiated transactions, from time to time, or by other means in accordance with federal securities laws, and the program may be suspended or discontinued at any time without notice. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, and applicable legal requirements. Repurchased shares will become treasury shares and may be utilized for general corporate purposes.

Performance Graph. Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return on the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Bank Stocks Index for the five-year period commencing December 31, 2014 and ending on December 31, 2019.

	Cumulative Total Return*
	2014	2015	2016	2017	2018	2019
United Community Banks, Inc.	$100	$104	$160	$155	$120	$177
Nasdaq Stock Market (U.S.) Index	100	106	114	146	140	189
Nasdaq Bank Index	100	107	144	149	122	148

*
Assumes $100 invested on December 31, 2014 in our common stock and above noted indexes. Total return includes reinvestment of dividends at the closing stock price of the common stock on the dividend payment date and the closing values of stock and indexes as of December 31 of each year.

UNITED COMMUNITY BANKS, INC.
Item 6. Selected Financial Data
For the Years Ended December 31,

(in thousands, except per share data)	2019	2018	2017	2016	2015
INCOME SUMMARY
Interest revenue	$552,706	$500,080	$389,720	$335,020	$278,532
Interest expense	83,312	61,330	33,735	25,236	21,109
Net interest revenue	469,394	438,750	355,985	309,784	257,423
Provision for credit losses	13,150	9,500	3,800	(800)	3,700
Noninterest income	104,713	92,961	88,260	93,697	72,529
Total revenue	560,957	522,211	440,445	404,281	326,252
Expenses	322,245	306,285	267,611	241,289	211,238
Income before income tax expense	238,712	215,926	172,834	162,992	115,014
Income tax expense	52,991	49,815	105,013	62,336	43,436
Net income	185,721	166,111	67,821	100,656	71,578
Merger-related and other charges	7,357	7,345	14,662	8,122	17,995
Income tax benefit of merger-related and other charges	(1,695)	(1,494)	(3,745)	(3,074)	(6,388)
Impact of remeasurement of deferred tax asset resulting from 2017 Tax Cuts and Jobs Act	—	—	38,199	—	—
Impairment of deferred tax asset on cancelled non-qualified stock options	—	—	—	976	—
Release of disproportionate tax effects lodged in OCI	—	—	3,400	—	—
Net income - operating (1)*	$191,383	$171,962	$120,337	$106,680	$83,185
PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$2.31	$2.07	$0.92	$1.40	$1.09
Diluted net income - operating (1)*	2.38	2.14	1.63	1.48	1.27
Cash dividends declared	0.68	0.58	0.38	0.30	0.22
Book value	20.53	18.24	16.67	15.06	14.02
Tangible book value (3)*	16.28	14.24	13.65	12.95	12.06
Key performance ratios:
Return on common equity - GAAP (2)	11.89%	11.60%	5.67%	9.41%	8.15%
Return on common equity - operating (1)(2)*	12.25	12.01	10.07	9.98	9.48
Return on tangible common equity - operating (1)(2)(3)*	15.81	15.69	12.02	11.86	10.24
Return on assets - GAAP	1.46	1.35	0.62	1.00	0.85
Return on assets - operating (1)*	1.51	1.40	1.09	1.06	0.98
Dividend payout ratio - GAAP	29.44	28.02	41.30	21.43	20.18
Dividend payout ratio - operating (1)*	28.57	27.10	23.31	20.27	17.32
Net interest margin (fully taxable equivalent)	4.07	3.91	3.52	3.36	3.30
Efficiency ratio - GAAP	55.77	57.31	59.95	59.80	63.96
Efficiency ratio - operating (1)*	54.50	55.94	56.67	57.78	58.51
Equity to total assets	12.66	11.59	10.94	10.05	10.58
Tangible common equity to tangible assets (3)*	10.32	9.29	9.14	8.77	9.15
ASSET QUALITY
Nonperforming loans	$35,341	$23,778	$23,658	$21,539	$22,653
Foreclosed properties	476	1,305	3,234	7,949	4,883
Total nonperforming assets ("NPAs")	35,817	25,083	26,892	29,488	27,536
Allowance for loan losses	62,089	61,203	58,914	61,422	68,448
Net charge-offs	12,216	6,113	5,998	6,766	6,259
Allowance for loan losses to loans	0.70%	0.73%	0.76%	0.89%	1.14%
Net charge-offs to average loans	0.14	0.07	0.08	0.11	0.12
NPAs to loans and foreclosed properties	0.41	0.30	0.35	0.43	0.46
NPAs to total assets	0.28	0.20	0.23	0.28	0.29
AVERAGE BALANCES ($ in millions)
Loans	$8,708	$8,170	$7,150	$6,413	$5,298
Investment securities	2,647	2,899	2,847	2,691	2,368
Earning assets	11,609	11,282	10,162	9,257	7,834
Total assets	12,687	12,284	11,015	10,054	8,462
Deposits	10,579	10,000	8,950	8,177	7,055
Shareholders’ equity	1,556	1,380	1,180	1,059	869
Common shares - basic (thousands)	79,700	79,662	73,247	71,910	65,488
Common shares - diluted (thousands)	79,708	79,671	73,259	71,915	65,492
AT PERIOD END ($ in millions)
Loans	$8,813	$8,383	$7,736	$6,921	$5,995
Investment securities	2,559	2,903	2,937	2,762	2,656
Total assets	12,916	12,573	11,915	10,709	9,616
Deposits	10,897	10,535	9,808	8,638	7,873
Shareholders’ equity	1,636	1,458	1,303	1,076	1,018
Common shares outstanding (thousands)	79,014	79,234	77,580	70,899	71,484

(1) Excludes merger-related and other charges, the 2017 impact of remeasurement of United’s deferred tax assets following the passage of tax reform legislation, a 2017 release of disproportionate tax effects lodged in OCI, and a 2016 deferred tax asset impairment charge related to cancelled non-qualified stock options. Merger-related and other charges for the periods presented is comprised of merger-related costs, amortization of certain executive change of control benefits, executive retirement charges (2019), pension plan termination costs (2019), and impairment losses on surplus bank property (2015). (2) Net income less preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss). (3) Excludes effect of acquisition related intangibles and associated amortization.

* Represents a non-GAAP measure. For more information and a corresponding reconciliation of non-GAAP to related GAAP financial measures, see “GAAP Reconciliation and Explanation” and “Table 1 - Non-GAAP Performance Measures Reconciliation - Annual” in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of this Report.

UNITED COMMUNITY BANKS, INC.
Item 6. Selected Financial Data, continued

	2019				2018
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
INCOME SUMMARY
Interest revenue	$136,419	$140,615	$139,156	$136,516	$133,854	$128,721	$122,215	$115,290
Interest expense	19,781	21,277	21,372	20,882	18,975	16,611	13,739	12,005
Net interest revenue	116,638	119,338	117,784	115,634	114,879	112,110	108,476	103,285
Provision for credit losses	3,500	3,100	3,250	3,300	2,100	1,800	1,800	3,800
Noninterest income	30,183	29,031	24,531	20,968	23,045	24,180	23,340	22,396
Total revenue	143,321	145,269	139,065	133,302	135,824	134,490	130,016	121,881
Expenses	81,424	82,924	81,813	76,084	78,242	77,718	76,850	73,475
Income before income tax expense	61,897	62,345	57,252	57,218	57,582	56,772	53,166	48,406
Income tax expense	12,885	13,983	13,167	12,956	12,445	13,090	13,532	10,748
Net income	49,012	48,362	44,085	44,262	45,137	43,682	39,634	37,658
Merger-related and other charges	(74)	2,605	4,087	739	1,234	592	2,873	2,646
Income tax benefit of merger-related and other charges	17	(600)	(940)	(172)	(604)	(141)	(121)	(628)
Net income - operating (1)*	$48,955	$50,367	$47,232	$44,829	$45,767	$44,133	$42,386	$39,676
PERFORMANCE MEASURES
Per common share:
Diluted net income (loss) - GAAP	$0.61	$0.60	$0.55	$0.55	$0.56	$0.54	$0.49	$0.47
Diluted net income - operating (1)*	0.61	0.63	0.59	0.56	0.57	0.55	0.53	0.50
Cash dividends declared	0.18	0.17	0.17	0.16	0.16	0.15	0.15	0.12
Book value	20.53	20.16	19.65	18.93	18.24	17.56	17.29	17.02
Tangible book value (3)*	16.28	15.90	15.38	14.93	14.24	13.54	13.25	12.96
Key performance ratios:
Return on common equity - GAAP (2)(4)	12.07%	12.16%	11.45%	11.85%	12.08%	11.96%	11.20%	11.11%
Return on common equity - operating (1)(2)(4)*	12.06	12.67	12.27	12.00	12.25	12.09	11.97	11.71
Return on tangible common equity - operating (1)(2)(3)(4)*	15.49	16.38	15.88	15.46	15.88	15.81	15.79	15.26
Return on assets - GAAP (4)	1.50	1.51	1.40	1.44	1.43	1.41	1.30	1.26
Return on assets - operating (1)(4)*	1.50	1.58	1.50	1.45	1.45	1.42	1.39	1.33
Dividend payout ratio - GAAP	29.51	28.33	30.91	29.09	28.57	27.78	30.61	25.53
Dividend payout ratio - operating (1)*	29.51	26.98	28.81	28.57	28.07	27.27	28.30	24.00
Net interest margin (fully taxable equivalent) (4)	3.93	4.12	4.12	4.10	3.97	3.95	3.90	3.80
Efficiency ratio - GAAP	54.87	55.64	57.28	55.32	56.73	56.82	57.94	57.83
Efficiency ratio - operating (1)*	54.92	53.90	54.42	54.78	55.83	56.39	55.77	55.75
Equity to total assets	12.66	12.53	12.25	12.06	11.59	11.30	11.13	11.06
Tangible common equity to tangible assets (3)*	10.32	10.16	9.86	9.76	9.29	8.95	8.76	8.66
ASSET QUALITY
Nonperforming loans	$35,341	$30,832	$26,597	$23,624	$23,778	$22,530	$21,817	$26,240
Foreclosed properties	476	102	75	1,127	1,305	1,336	2,597	2,714
Total nonperforming assets ("NPAs")	35,817	30,934	26,672	24,751	25,083	23,866	24,414	28,954
Allowance for loan losses	62,089	62,514	62,204	61,642	61,203	60,940	61,071	61,085
Net charge-offs	3,925	2,723	2,438	3,130	1,787	1,466	1,359	1,501
Allowance for loan losses to loans	0.70%	0.70%	0.70%	0.73%	0.73%	0.74%	0.74%	0.75%
Net charge-offs to average loans (4)	0.18	0.12	0.11	0.15	0.09	0.07	0.07	0.08
NPAs to loans and foreclosed properties	0.41	0.35	0.30	0.29	0.30	0.29	0.30	0.35
NPAs to total assets	0.28	0.24	0.21	0.20	0.20	0.19	0.20	0.24
AVERAGE BALANCES ($ in millions)
Loans	$8,890	$8,836	$8,670	$8,430	$8,306	$8,200	$8,177	$7,993
Investment securities	2,486	2,550	2,674	2,883	3,004	2,916	2,802	2,870
Earning assets	11,832	11,568	11,534	11,498	11,534	11,320	11,193	11,076
Total assets	12,946	12,681	12,608	12,509	12,505	12,302	12,213	12,111
Deposits	10,924	10,531	10,493	10,361	10,306	9,950	9,978	9,759
Shareholders’ equity	1,623	1,588	1,531	1,478	1,420	1,394	1,370	1,336
Common shares - basic (thousands)	79,659	79,663	79,673	79,807	79,884	79,806	79,753	79,205
Common shares - diluted (thousands)	79,669	79,667	79,678	79,813	79,890	79,818	79,755	79,215
AT PERIOD END ($ in millions)
Loans	$8,813	$8,903	$8,838	$8,493	$8,383	$8,226	$8,220	$8,184
Investment securities	2,559	2,515	2,620	2,720	2,903	2,873	2,834	2,731
Total assets	12,916	12,809	12,779	12,506	12,573	12,405	12,386	12,264
Deposits	10,897	10,757	10,591	10,534	10,535	10,229	9,966	9,993
Shareholders’ equity	1,636	1,605	1,566	1,508	1,458	1,402	1,379	1,357
Common shares outstanding (thousands)	79,014	78,974	79,075	79,035	79,234	79,202	79,138	79,123

(1) Excludes merger-related and other charges which includes termination of pension plan in the third quarter of 2019, executive retirement charges in the second quarter of 2019, and amortization of certain executive change of control benefits. (2) Net income less preferred stock dividends, divided by average realized common equity, which excludes accumulated other comprehensive income (loss). (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.

* Represents a non-GAAP measure. For more information and a corresponding reconciliation of non-GAAP to related GAAP financial measures, see “GAAP Reconciliation and Explanation” and “Table 1 - Non-GAAP Performance Measures Reconciliation - Quarterly” in the Management’s Discussion and Analysis of Financial Condition and Results of Operation section of this Report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes. Historical results of operations and any trends that may appear may not indicate trends in results of operations for any future periods.

We offer a wide array of commercial and consumer banking services and investment advisory services through a 149 branch network throughout Georgia, South Carolina, North Carolina and Tennessee. We have grown organically as well as through strategic acquisitions.

In the past two years, we have continued to expand through acquisitions as follows:

•
On May 1, 2019, we acquired First Madison Bank & Trust (“FMBT”), which operated four branches in the Athens-Clarke County, Georgia MSA. We acquired $245 million of assets and assumed $213 million of liabilities in the acquisition.

•
On February 1, 2018, we acquired NLFC Holdings Corp. (“Navitas”), a specialty lending company providing equipment finance credit services to small and medium-sized businesses nationwide. We acquired $393 million of assets and assumed $350 million of liabilities in the acquisition.

The acquired entities’ results are included in our consolidated results beginning on the respective acquisition dates.

We reported net income of $186 million, or $2.31 per diluted share, in 2019, up from $166 million, or $2.07 per diluted share, in 2018. Net interest revenue increased to $469 million for 2019, compared to $439 million for 2018, while net interest margin increased 16 basis points to 4.07% in 2019 from 3.91% in 2018.

The increase in net interest revenue and net interest margin was primarily attributable to loan growth, provided by organic growth and loans acquired from FMBT, and higher loan yields, including the effect of the equipment financing portfolio for the full year 2019. In addition, during 2019, we implemented a deleveraging strategy, which focused on reducing our investment portfolio and the use of higher-cost wholesale borrowings. The increase in interest revenue more than offset the increase in interest expense resulting from rising interest rates and deposit growth in 2019.

In addition, the increase in noninterest income, which was up $11.8 million, or 13%, from 2018, was primarily driven by increases in mortgage loan gains and related fees, income from bank owned life insurance (“BOLI”), and other income. During 2019, we focused on growing our mortgage business by investing in additional staff and mortgage loan offices, which, combined with a very favorable interest rate environment, contributed to the $8.14 million increase in mortgage loan gains and related fees. Elevated BOLI income in 2019 resulted from death benefits of $1.65 million recognized in the fourth quarter of 2019. Other income increased $2.57 million compared to 2018, due to several factors including higher equipment financing fee revenue and positive fair value adjustments on deferred compensation plan assets. The growth in equipment financing fee revenue was due to the inclusion of the Navitas portfolio for the full year of 2019 and equipment financing loan growth. These positive contributors to net income were offset by a $2.41 million decrease in gains on sales of other loans, which was a result of strategically holding more government guaranteed loans on our balance sheet in order to benefit from the stable yield on these lower-risk assets and the loss on disposal of our indirect auto loan portfolio.

Noninterest expenses for 2019 of $322 million were up $16.0 million, or 5%, from 2018. Salaries and employee benefits expense was the largest contributor to the increase, up $15.4 million in 2019, due to several factors including increased brokerage and mortgage commissions, higher group medical costs and additional stock compensation expense.

The provision for credit losses was $13.2 million for 2019, compared to $9.50 million for 2018. Net charge-offs for 2019 were $12.2 million, compared to $6.11 million for 2018. While overall credit quality remained stable, loan growth and higher charge-offs in the equipment financing portfolio contributed to the increase in the provision. The increase in net charge-offs on equipment financing loans of $3.82 million was partly due to the inclusion of these loans in our portfolio for the full year of 2019.

At December 31, 2019 our loans totaled $8.81 billion, up $429 million from the end of 2018, primarily due to the acquisition of FMBT combined with continued growth in our community banking, mortgage and Commercial Banking Solutions areas and partially offset by the strategic runoff and sale of our indirect auto loan portfolio, which totaled $208 million at December 31, 2018. Deposits were up $363 million to $10.9 billion at December 31, 2019, also as a result of the acquisition of FMBT and our continued focus on increasing low cost core transaction deposits, which grew $507 million in 2019, excluding public funds deposits. At the end of 2019, total equity capital was $1.64 billion, up $178 million from December 31, 2018, reflecting net income of $186 million and other comprehensive income of $50.0 million, partially offset by the payment of dividends on our common stock of $54.6 million and stock repurchases of $13.0 million. At December 31, 2019, the regulatory capital ratios of United and the Bank were significantly above “well-capitalized” levels.

At December 31, 2019, we had consolidated total assets of $12.9 billion and 2,308 full-time equivalent employees.

For additional information related to financial trends between 2018 and 2017 please see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 27, 2019, which information under that caption is incorporated herein by this reference.

Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the banking industry. Application of these principles requires management to make estimates, assumptions or judgments that affect the amounts reported in the financial statements and the accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments.

Estimates, assumptions or judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon future events. Carrying assets and liabilities at fair value results in more financial statement volatility. The fair values and the information used to record the valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

Certain policies inherently have a greater reliance on the use of estimates assumptions or judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the determination of our allowance for credit losses, fair value measurements and income taxes to be the accounting areas that require the most subjective or complex judgments, estimates and assumptions, and where changes in those judgments, estimates and assumptions (based on new or additional information, changes in the economic climate and/or market interest rates, etc.) could have a significant effect on our financial statements. Therefore, we consider these policies, discussed below, to be critical accounting policies and discuss them directly with the Audit Committee of our Board of Directors.

Our most significant accounting policies are presented in Note 1 to the accompanying consolidated financial statements. These policies, along with the disclosures presented in the other notes to the consolidated financial statements and in this Management’s Discussion and Analysis, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of probable incurred credit losses in the loan portfolio and unfunded loan commitments. It consists of two components: the allowance for loan losses and the allowance for unfunded commitments. Estimating the amount of the allowance for credit losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on non-impaired loans based on historical loss experience, management’s evaluation of the current loan portfolio, and consideration of current economic trends, events and conditions. The loan portfolio also represents the largest asset type on our consolidated balance sheet. Loan losses are charged against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

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

There are many factors affecting the allowance for credit losses; some are quantitative while others require qualitative judgment. Although management believes its processes for determining the allowance adequately considers all the potential factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect our earnings or financial position in future periods.

Additional information on the loan portfolio and allowance for credit losses can be found in the sections of Management’s Discussion and Analysis titled “Asset Quality and Risk Elements” and “Nonperforming Assets” and in the section of Part I, Item 1 titled “Lending Activities.” Note 1 to the consolidated financial statements includes additional information on accounting policies related to the allowance for loan losses.

Fair Value Measurements

At December 31, 2019, the percentage of our total assets measured at fair value on a recurring basis was 19%. See Note 24 “Fair Value Measurements” in the consolidated financial statements herein for additional disclosures regarding the fair value of our assets and liabilities, including a description of the fair value hierarchy.

Impaired loans and foreclosed assets may be measured and carried at fair value, the determination of which requires management to make assumptions, estimates and judgments. When a loan is considered individually impaired, the loan is carried on a net basis at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral through either a specific valuation allowance or a charge-off. In addition, foreclosed assets are carried at the lower of cost, fair value, less cost to sell, or listed selling price less cost to sell, following foreclosure. Fair value is defined by GAAP “as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.” GAAP further defines an “orderly transaction” as “a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets. It is not a forced transaction (for example, a forced liquidation or distress sale).” Although management believes its processes for determining the value of impaired loans and foreclosed properties are appropriate and allow us to arrive at a fair value, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be significantly different from management’s determination of fair value.

The fair values for available-for-sale and held-to-maturity securities are generally based upon quoted market prices or observable market prices for similar instruments. Management utilizes a third-party pricing service to assist with determining the fair value of our securities portfolio. The pricing service uses observable inputs when available including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment by management. We periodically review available-for-sale securities that are in an unrealized loss position to determine whether other-than-temporary impairment exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost-basis. The primary factors management considers in determining whether impairment is other-than-temporary are long term expectations and recent experience regarding principal and interest payments, and the ability and intent to hold the security until the amortized cost basis is recovered.

We use derivatives primarily to manage our interest rate risk or to help our customers manage their interest rate risk. The fair values of derivative financial instruments are determined based on quoted market prices, dealer quotes and internal pricing models that are primarily sensitive to market observable data. However, we do evaluate the level of these observable inputs and there are some instances, with highly structured transactions, where we have determined that the inputs are not directly observable. We seek to mitigate the credit risk by subjecting counterparties to credit reviews and approvals similar to those used in making loans and other extensions of credit. In addition, certain counterparties are required to provide us with collateral when their unsecured loss positions exceed certain negotiated limits.

We recognize a servicing rights asset upon the sale of residential mortgage loans and SBA/USDA loans sold with servicing retained. Servicing right assets are carried at fair value. Given the nature of these SBA/USDA and residential mortgage servicing assets, the key valuation inputs are unobservable and we disclose them as a level 3 item.

Management has elected the fair value option for most newly originated mortgage loans held for sale. We elected the fair value option for our portfolio of mortgage loans held for sale in order to reduce certain timing differences and better match changes in fair values of the loans with changes in the value of derivative instruments used to economically hedge them. The fair value of mortgage loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan, and as such is categorized as level 2.

As of December 31, 2019, we had level 3 assets, those valued using unobservable inputs, consisting of $998,000 of available-for-sale debt securities, $6.79 million in servicing rights for SBA/USDA loans, $13.6 million in residential mortgage servicing rights and $7.24 million in derivative assets. The sum of these items represents 0.22% of total assets. We also had level 3 derivative liabilities totaling $8.56 million, which represents 0.08% of total liabilities.

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

Mergers and Acquisitions

Mergers and acquisitions present opportunities to enter new markets with an established presence and a capable management team already in place or enhance our market share in markets where we already have an established presence. We employ certain criteria to seek to ensure that any merger or acquisition candidate meets strategic growth and earnings objectives, including the addition of attractive markets with excellent opportunities for further organic growth in order to build future franchise value for our shareholders. We also seek to ensure that management of a potential partner shares our community banking philosophy of premium service quality.

On May 1, 2019, we completed the acquisition of FMBT, which operated four banking offices in Athens-Clarke County, Georgia. In connection with the acquisition, we acquired $245 million of assets and assumed $213 million of liabilities. Under the terms of the merger agreement, FMBT shareholders received $52.1 million in cash. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $20.3 million, representing the intangible value of FMBT’s business and reputation within the markets it served.

On February 1, 2018, we completed the acquisition of Navitas, a specialty lending company providing equipment finance credit services to small and medium-sized businesses nationwide. In connection with the acquisition, we acquired $393 million of assets and assumed $350 million of liabilities. Under the terms of the merger agreement, Navitas shareholders received $130 million in total consideration, of which $84.5 million was paid in cash and $45.7 million was paid in shares of our common stock. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $87.4 million, representing the intangible value of Navitas’s business and reputation within the markets it served.

We will continue to evaluate potential transactions as opportunities arise.

GAAP Reconciliation and Explanation

This Report contains financial information determined by methods other than in accordance with GAAP. Such non-GAAP financial information includes the following measures: “tangible book value per common share” and “tangible common equity to tangible assets.” In addition, management presents non-GAAP operating performance measures, which exclude merger-related and other items that are not part of our core business operations. Operating performance measures include “expenses – operating,” “net income – operating,” “diluted net income per common share – operating,” “return on common equity – operating,” “return on tangible common equity – operating,” “return on assets – operating,” “dividend payout ratio – operating” and “efficiency ratio – operating.” Management has developed internal processes and procedures to accurately capture and account for merger-related and other charges and those charges are reviewed with the audit committee of our Board of Directors each quarter. Management uses these non-GAAP measures because it believes they may provide useful supplemental information for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP measures may also provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as a comparison to financial results for prior periods. These non-GAAP measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP and are not necessarily comparable to other similarly titled measures used by other companies. To the extent applicable, reconciliations of these non-GAAP measures to the most directly comparable measures as reported in accordance with GAAP are included in Table 1 of Management’s Discussion and Analysis.

UNITED COMMUNITY BANKS, INC.
Table 1 - Non-GAAP Performance Measures Reconciliation - Annual
Selected Financial Information

	For the Twelve Months Ended December 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015
Expense reconciliation
Expenses (GAAP)	$322,245	$306,285	$267,611	$241,289	$211,238
Merger-related and other charges	(7,357)	(7,345)	(14,662)	(8,122)	(17,995)
Expenses - operating	$314,888	$298,940	$252,949	$233,167	$193,243

Net income reconciliation
Net income (GAAP)	$185,721	$166,111	$67,821	$100,656	$71,578
Merger-related and other charges	7,357	7,345	14,662	8,122	17,995
Income tax benefit of merger-related and other charges	(1,695)	(1,494)	(3,745)	(3,074)	(6,388)
Impact of tax reform on remeasurement of deferred tax asset	—	—	38,199	—	—
Impairment of deferred tax asset on canceled non-qualified stock options	—	—	—	976	—
Release of disproportionate tax effects lodged in OCI	—	—	3,400	—	—
Net income - operating	$191,383	$171,962	$120,337	$106,680	$83,185

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$2.31	$2.07	$0.92	$1.40	$1.09
Merger-related and other charges	0.07	0.07	0.14	0.07	0.18
Impact of tax reform on remeasurement of deferred tax asset	—	—	0.52	—	—
Impairment of deferred tax asset on canceled non-qualified stock options	—	—	—	0.01	—
Release of disproportionate tax effects lodged in OCI	—	—	0.05	—	—
Diluted income per common share - operating	$2.38	$2.14	$1.63	$1.48	$1.27

Book value per common share reconciliation
Book value per common share (GAAP)	$20.53	$18.24	$16.67	$15.06	$14.02
Effect of goodwill and other intangibles	(4.25)	(4.00)	(3.02)	(2.11)	(1.96)
Tangible book value per common share	$16.28	$14.24	$13.65	$12.95	$12.06

Return on tangible common equity reconciliation
Return on common equity (GAAP)	11.89%	11.60%	5.67%	9.41%	8.15%
Merger-related and other charges	0.36	0.41	0.92	0.48	1.33
Impact of tax reform on remeasurement of deferred tax asset	—	—	3.20	—	—
Impairment of deferred tax asset on canceled non-qualified stock options	—	—	—	0.09	—
Release of disproportionate tax effects lodged in OCI	—	—	0.28	—	—
Return on common equity - operating	12.25	12.01	10.07	9.98	9.48
Effect of goodwill and other intangibles	3.56	3.68	1.95	1.88	0.76
Return on tangible common equity - operating	15.81%	15.69%	12.02%	11.86%	10.24%

Return on assets reconciliation
Return on assets (GAAP)	1.46%	1.35%	0.62%	1.00%	0.85%
Merger-related and other charges	0.05	0.05	0.09	0.05	0.13
Impact of tax reform on remeasurement of deferred tax asset	—	—	0.35	—	—
Impairment of deferred tax asset on canceled non-qualified stock options	—	—	—	0.01	—
Release of disproportionate tax effects lodged in OCI	—	—	0.03	—	—
Return on assets - operating	1.51%	1.40%	1.09%	1.06%	0.98%

Dividend payout ratio reconciliation
Dividend payout ratio (GAAP)	29.44%	28.02%	41.30%	21.43%	20.18%
Merger-related and other charges	(0.87)	(0.92)	(5.65)	(1.02)	(2.86)
Impact of tax reform on remeasurement of deferred tax asset	—	—	(11.61)	—	—
Impairment of deferred tax asset on canceled non-qualified stock options	—	—		(0.14)	—
Release of disproportionate tax effects lodged in OCI	—	—	(0.73)	—	—
Dividend payout ratio - operating	28.57%	27.10%	23.31%	20.27%	17.32%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	55.77%	57.31%	59.95%	59.80%	63.96%
Merger-related and other charges	(1.27)	(1.37)	(3.28)	(2.02)	(5.45)
Efficiency ratio - operating	54.50%	55.94%	56.67%	57.78%	58.51%

Tangible common equity to tangible assets reconciliation
Equity to total assets (GAAP)	12.66%	11.59%	10.94%	10.05%	10.58%
Effect of goodwill and other intangibles	(2.34)	(2.30)	(1.80)	(1.28)	(1.33)
Effect of preferred equity	—	—	—	—	(0.10)
Tangible common equity to tangible assets	10.32%	9.29%	9.14%	8.77%	9.15%

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Non-GAAP Performance Measures Reconciliation - Quarterly
Selected Financial Information

	2019				2018
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Expense reconciliation
Expenses (GAAP)	$81,424	$82,924	$81,813	$76,084	$78,242	$77,718	$76,850	$73,475
Merger-related and other charges	74	(2,605)	(4,087)	(739)	(1,234)	(592)	(2,873)	(2,646)
Expenses - operating	$81,498	$80,319	$77,726	$75,345	$77,008	$77,126	$73,977	$70,829

Net income reconciliation
Net income (GAAP)	$49,012	$48,362	$44,085	$44,262	$45,137	$43,682	$39,634	$37,658
Merger-related and other charges	(74)	2,605	4,087	739	1,234	592	2,873	2,646
Income tax benefit of merger-related and other charges	17	(600)	(940)	(172)	(604)	(141)	(121)	(628)
Net income - operating	$48,955	$50,367	$47,232	$44,829	$45,767	$44,133	$42,386	$39,676

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$0.61	$0.60	$0.55	$0.55	$0.56	$0.54	$0.49	$0.47
Merger-related and other charges	—	0.03	0.04	0.01	0.01	0.01	0.04	0.03
Diluted income per common share - operating	$0.61	$0.63	$0.59	$0.56	$0.57	$0.55	$0.53	$0.50

Book value per common share reconciliation
Book value per common share (GAAP)	$20.53	$20.16	$19.65	$18.93	$18.24	$17.56	$17.29	$17.02
Effect of goodwill and other intangibles	(4.25)	(4.26)	(4.27)	(4.00)	(4.00)	(4.02)	(4.04)	(4.06)
Tangible book value per common share	$16.28	$15.90	$15.38	$14.93	$14.24	$13.54	$13.25	$12.96

Return on tangible common equity reconciliation
Return on common equity (GAAP)	12.07%	12.16%	11.45%	11.85%	12.08%	11.96%	11.20%	11.11%
Merger-related and other charges	(0.01)	0.51	0.82	0.15	0.17	0.13	0.77	0.60
Return on common equity - operating	12.06	12.67	12.27	12.00	12.25	12.09	11.97	11.71
Effect of goodwill and other intangibles	3.43	3.71	3.61	3.46	3.63	3.72	3.82	3.55
Return on tangible common equity - operating	15.49%	16.38%	15.88%	15.46%	15.88%	15.81%	15.79%	15.26%

Return on assets reconciliation
Return on assets (GAAP)	1.50%	1.51%	1.40%	1.44%	1.43%	1.41%	1.30%	1.26%
Merger-related and other charges	—	0.07	0.10	0.01	0.02	0.01	0.09	0.07
Return on assets - operating	1.50%	1.58%	1.50%	1.45%	1.45%	1.42%	1.39%	1.33%

Dividend payout ratio reconciliation
Dividend payout ratio (GAAP)	29.51%	28.33%	30.91%	29.09%	28.57%	27.78%	30.61%	25.53%
Merger-related and other charges	—	(1.35)	(2.10)	(0.52)	(0.50)	(0.51)	(2.31)	(1.53)
Dividend payout ratio - operating	29.51%	26.98%	28.81%	28.57%	28.07%	27.27%	28.30%	24.00%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	54.87%	55.64%	57.28%	55.32%	56.73%	56.82%	57.94%	57.83%
Merger-related and other charges	0.05	(1.74)	(2.86)	(0.54)	(0.90)	(0.43)	(2.17)	(2.08)
Efficiency ratio - operating	54.92%	53.90%	54.42%	54.78%	55.83%	56.39%	55.77%	55.75%

Tangible common equity to tangible assets reconciliation
Equity to total assets (GAAP)	12.66%	12.53%	12.25%	12.06%	11.59%	11.30%	11.13%	11.06%
Effect of goodwill and other intangibles	(2.34)	(2.37)	(2.39)	(2.30)	(2.30)	(2.35)	(2.37)	(2.40)
Tangible common equity to tangible assets	10.32%	10.16%	9.86%	9.76%	9.29%	8.95%	8.76%	8.66%

Results of Operations

We reported net income of $186 million for the year ended December 31, 2019, compared to net income of $166 million in 2018. Diluted earnings per common share for 2019 were $2.31, compared to diluted earnings per common share for 2018 of $2.07. The following discussion of the components of our results of operations focuses on financial trends and events occurring between 2018 and 2019. For additional information related to financial trends between 2018 and 2017 please see our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Net Interest Revenue

Net interest revenue, which is the difference between the interest earned on assets and the interest paid on deposits and borrowed funds, is the single largest component of revenue. Management seeks to optimize this revenue while balancing interest rate, credit, and liquidity risks.

The banking industry uses two key ratios to measure relative profitability of net interest revenue, net interest spread and net interest margin. Net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread eliminates the effect of noninterest-bearing deposits and other noninterest-bearing funding sources and gives a direct perspective on the effect of market interest rate movements. The net interest margin is an indication of the profitability of a company’s balance sheet and is defined as net interest revenue as a percentage of total average interest-earning assets, which includes the positive effect of funding a portion of interest-earning assets with noninterest-bearing deposits and shareholders’ equity.

Net interest revenue for 2019 was $469 million, compared to $439 million for 2018. As set forth in the following table, taxable equivalent net interest revenue totaled $472 million in 2019, an increase of $31.3 million, or 7%, from 2018. The net interest spread was 3.68% and 3.63% for 2019 and 2018, respectively, while the net interest margin was 4.07% and 3.91%, respectively. The following table also indicates the relationship between interest revenue and expense and the average amounts of assets and liabilities for the years ended December 31, 2019 and 2018.

Average interest-earning assets for 2019 increased $327 million, or 3%, from 2018, due primarily to the increase in loans. Average loans increased $538 million, or 7%, from 2018 due to organic growth and the addition of loans acquired in the FMBT transaction. The increase in average loans was partially offset by an intentional decrease in average taxable securities as part of our deleveraging strategy implemented during 2019.

Average interest-bearing liabilities in 2019 increased $113 million, or 2%, from the prior year, which reflects an increase in interest-bearing deposits, excluding brokered deposits, partially offset by a reduction in borrowed funds and brokered deposits. The increase in customer interest-bearing deposits is partly due to deposits assumed in the acquisition of FMBT, as well as organic growth of our customer deposit base. As part of the deleveraging strategy, we reduced our average wholesale borrowings, which includes borrowed funds and brokered deposits, by $394 million. In addition, average noninterest-bearing deposits increased $178 million from 2018 to 2019, providing some of our 2019 funding needs and contributing to the increase in net interest margin.

The increases in net interest revenue, net interest spread, and net interest margin for 2019 compared to 2018 were primarily attributable to loan growth, provided by organic growth and loans acquired from FMBT, and higher loan yields, including the effect of the equipment financing portfolio for the full year 2019. In addition, the reduction of average wholesale borrowings resulted in a decrease in related interest expense of $6.91 million from 2018. These contributors to the increase in net interest revenue for 2019 were partially offset by an increase in interest expense on interest-bearing deposits, excluding brokered deposits, of $28.9 million, which was due to higher average balances of $508 million, as well as higher average rates paid to remain competitive as deposit rates rose throughout our geographic footprint.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-bearing liabilities.

Table 2 - Average Consolidated Balance Sheets and Net Interest Margin Analysis
For the Years Ended December 31,
(In thousands, fully taxable equivalent (FTE))

	2019			2018			2017
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$8,708,035	$475,803	5.46%	$8,170,143	$420,001	5.14%	$7,150,211	$315,138	4.41%
Taxable securities (3)	2,475,102	69,920	2.82	2,745,715	73,496	2.68	2,761,983	70,172	2.54
Tax-exempt securities (FTE) (1)(3)	171,549	6,130	3.57	152,855	5,641	3.69	85,415	3,627	4.25
Federal funds sold and other interest-earning assets	254,370	3,499	1.38	213,137	2,968	1.39	164,314	2,966	1.81
Total interest-earning assets (FTE)	11,609,056	555,352	4.78	11,281,850	502,106	4.45	10,161,923	391,903	3.86
Noninterest-earning assets:
Allowance for loan losses	(62,900)			(61,443)			(60,602)
Cash and due from banks	121,649			135,345			107,053
Premises and equipment	220,523			216,646			198,970
Other assets (3)	798,649			711,671			607,174
Total assets	$12,686,977			$12,284,069			$11,014,518
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand (5)	$2,249,713	$13,665	0.61	$2,107,831	$7,649	0.36	$2,034,926	$3,450	0.17
Money market (5)	2,221,478	18,983	0.85	2,117,216	11,838	0.56	2,052,237	6,948	0.34
Savings deposits	690,028	149	0.02	672,735	150	0.02	591,831	135	0.02
Time deposits	1,791,319	28,313	1.58	1,547,221	12,585	0.81	1,338,859	5,417	0.40
Brokered deposits	240,646	5,746	2.39	347,072	7,321	2.11	108,891	1,112	1.02
Total interest-bearing deposits	7,193,184	66,856	0.93	6,792,075	39,543	0.58	6,126,744	17,062	0.28
Federal funds purchased and other borrowings	33,504	838	2.50	57,376	1,112	1.94	26,856	352	1.31
Federal Home Loan Bank advances	106,973	2,697	2.52	328,871	6,345	1.93	576,472	6,095	1.06
Long-term debt	247,732	12,921	5.22	290,004	14,330	4.94	156,327	10,226	6.54
Total borrowed funds	388,209	16,456	4.24	676,251	21,787	3.22	759,655	16,673	2.19
Total interest-bearing liabilities	7,581,393	83,312	1.10	7,468,326	61,330	0.82	6,886,399	33,735	0.49
Noninterest-bearing liabilities:
Noninterest-bearing deposits	3,385,431			3,207,625			2,823,005
Other liabilities	164,550			227,980			124,832
Total liabilities	11,131,374			10,903,931			9,834,236
Shareholders’ equity	1,555,603			1,380,138			1,180,282
Total liabilities and shareholders’ equity	$12,686,977			$12,284,069			$11,014,518
Net interest revenue (FTE)		$472,040			$440,776			$358,168
Net interest-rate spread (FTE)			3.68%			3.63%			3.37%
Net interest margin (FTE) (4)			4.07%			3.91%			3.52%

(1)
Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 26% in 2019 and 2018 and 39% in 2017, reflecting the statutory federal rate and the federal tax adjusted state tax rate.

(2)	Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.

(3)
Securities available for sale are shown at amortized cost. Pretax unrealized gains of $12.8 million, pretax unrealized losses of $45.2 million, and pretax unrealized gains of $4.33 million in 2019, 2018 and 2017, respectively, are included in other assets for purposes of this presentation.

(4)	Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

(5)	2018 and 2017 amounts reflect reclassification of certain sweep deposits from money market to NOW and interest-bearing demand to conform to 2019 presentation.

The following table shows the relative effect on net interest revenue resulting from changes in the average outstanding balances (volume) of interest-earning assets and interest-bearing liabilities and the rates we earned and paid on such assets and liabilities.

Table 3 - Change in Interest Revenue and Interest Expense
(in thousands, fully taxable equivalent)

	2019 Compared to 2018 Increase (decrease) due to changes in			2018 Compared to 2017 Increase (decrease) due to changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$28,541	$27,261	$55,802	$48,405	$56,458	$104,863
Taxable securities	(7,500)	3,924	(3,576)	(416)	3,740	3,324
Tax-exempt securities	673	(184)	489	2,542	(528)	2,014
Federal funds sold and other interest-earning assets	568	(37)	531	767	(765)	2
Total interest-earning assets	22,282	30,964	53,246	51,298	58,905	110,203
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand (1)	546	5,470	6,016	128	4,071	4,199
Money market (1)	609	6,536	7,145	227	4,663	4,890
Savings deposits	4	(5)	(1)	18	(3)	15
Time deposits	2,254	13,474	15,728	957	6,211	7,168
Brokered deposits	(2,452)	877	(1,575)	4,175	2,034	6,209
Total interest-bearing deposits	961	26,352	27,313	5,505	16,976	22,481
Federal funds purchased and other short-term borrowings	(542)	268	(274)	535	225	760
Federal Home Loan Bank advances	(5,184)	1,536	(3,648)	(3,357)	3,607	250
Long-term debt	(2,173)	764	(1,409)	7,081	(2,977)	4,104
Total borrowed funds	(7,899)	2,568	(5,331)	4,259	855	5,114
Total interest-bearing liabilities	(6,938)	28,920	21,982	9,764	17,831	27,595
Increase in net interest revenue	$29,220	$2,044	$31,264	$41,534	$41,074	$82,608

(1) Reflects reclassification of certain sweep deposits from money market to NOW and interest bearing demand to conform to 2019 presentation.

Any variance attributable jointly to volume and rate changes is allocated to the volume and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Credit Losses

The provision for credit losses is based on management’s evaluation of probable incurred losses in the loan portfolio and unfunded loan commitments as measured by analysis of the allowance for credit losses at the end of each reporting period. The provision for credit losses was $13.2 million in 2019, compared to $9.50 million in 2018. The amount of provision recorded in each year was the amount required such that the total allowance for credit losses reflected the appropriate balance, in the estimation of management, sufficient to cover incurred losses in the loan portfolio. In accordance with the accounting guidance for business combinations, there was no allowance for loan losses brought forward on loans acquired from FMBT on May 1, 2019. The increase in provision expense in 2019 was primarily due to loan growth and increased charge-offs, offset by the release of allowance associated with the sale of the indirect auto loan portfolio. The increase in charge-offs was partly attributable to incorporating equipment financing loans acquired in the Navitas transaction into the loan portfolio for the entire year of 2019. Charge-offs on equipment financing loans totaled $5.68 million for the year ended December 31, 2019 compared to $1.54 million in the prior year, which was in line with management’s expectations for this now-seasoned product line of higher-yielding loans. The ratio of net loan charge-offs to average outstanding loans for 2019 was 0.14% compared to 0.07% for 2018.

The allowance for unfunded loan commitments, which is included in other liabilities in the consolidated balance sheets, represents probable incurred losses on unfunded loan commitments that are expected to result in outstanding loan balances. The allowance for unfunded loan commitments was established through the provision for credit losses. At December 31, 2019, the allowance for unfunded commitments was $3.46 million compared with $3.41 million at December 31, 2018.

Additional discussion on credit quality and the allowance for loan losses is included in the “Asset Quality and Risk Elements” and “Critical Accounting Polices” sections of this report, as well as Note 1 to the consolidated financial statements.

Noninterest Income

The following table presents the components of noninterest income for the periods indicated.

Table 4 - Noninterest Income
For the Years Ended December 31,
(in thousands)				Change
	2019	2018	2017	2019-2018
Service charge and fees:
Overdraft fees	$14,553	$14,814	$14,004	(2)%
ATM and debit card interchange fees	13,517	12,649	16,922	7
Other service charges and fees	8,727	8,534	7,369	2
Total service charges and fees	36,797	35,997	38,295	2
Mortgage loan gains and related fees	27,145	19,010	18,320	43
Brokerage fees	6,150	5,191	4,633	18
Gains from sales of other loans, net	6,867	9,277	10,493	(26)
Securities (losses) gains, net	(1,021)	(656)	42
Other noninterest income:
Bank owned life insurance	5,417	3,557	3,261	52
Customer derivatives	2,875	2,669	2,421	8
Other	20,483	17,916	10,795	14
Total other noninterest income	28,775	24,142	16,477	19
Total noninterest income	$104,713	$92,961	$88,260	13

Noninterest income for 2019 totaled $105 million, up $11.7 million from 2018, primarily due to increases in ATM and debit card interchange fees, mortgage loan gains and related fees, bank owned life insurance, and other income.

ATM and debit card interchange fees increased 7% in 2019 compared to 2018. The increase coincides with the growth of core transaction deposits provided by organic growth and the deposits acquired from FMBT. In addition, the annual rebate we received from our debit card service provider increased in 2019 compared to 2018.

The increase in mortgage loan gains and related fees was primarily attributable to the increased focus on our mortgage business as we made new investments in mortgage loan offices and staff. In addition, reductions in interest rates increased the demand for mortgage rate locks and refinances in 2019 compared to 2018.

Mortgage rate locks increased 40% to $1.62 billion in 2019 compared to $1.15 billion in 2018. In 2019, we closed 4,381 mortgage loans totaling $1.10 billion, which represents an additional 611 loans and an increase of $208 million in loans closed from 2018. In 2019 and 2018, new home purchase mortgages accounted for 68% and 63% of production volume, respectively. These increases in fees were partially offset by negative fair value adjustments on the mortgage servicing rights asset. The negative fair value adjustments were driven by an increase in prepayment of existing mortgages caused by the decrease in mortgage interest rates.

Brokerage fees for 2019 increased 18% compared to 2018, which was driven by a corresponding increase in assets under management in 2019.

In 2019, we realized $6.87 million in net gains from the sales of other loans, which included the sale of the guaranteed portion of SBA and USDA loans, as well as the sale of $103 million of indirect auto loans and $31.0 million of equipment financing loans. Our SBA/USDA lending strategy includes selling a portion of the loan production each quarter. The amount of loans sold depends on several variables including the current lending environment and balance sheet management activities. Beginning in the first quarter of 2019, we made a strategic decision to hold more of our government guaranteed loans on our balance sheet in order to benefit from the stable yield on these lower-risk assets. As a result, gains on the sale of SBA and USDA loans totaled $6.29 million in 2019 compared to $9.28 million in 2018. In 2019, we sold the guaranteed portion of loans in the amount of $81.1 million, compared to $121 million for 2018.

The increase in BOLI income in 2019 is mostly attributable to death benefits recognized during the fourth quarter 2019. Other income increased $2.57 million in 2019 compared to 2018 due to higher equipment finance fee revenue, primarily attributable to loan growth, and positive fair value adjustments on deferred compensation plan assets.

We realized net securities losses of $1.02 million and $656,000 during 2019 and 2018, respectively. The losses realized during 2019 were primarily due to the strategic sale of lower-yielding securities in fourth quarter 2019, with the proceeds reinvested in higher-yielding securities to increase yield in future periods.

Noninterest Expenses

The following table presents the components of noninterest expenses for the periods indicated.

Table 5 - Noninterest Expenses
For the Years Ended December 31,
(in thousands)				Change
	2019	2018	2017	2019-2018
Salaries and employee benefits	$196,440	$181,015	$153,098	9%
Occupancy	23,350	22,781	20,344	2
Communications and equipment	24,613	21,277	19,660	16
FDIC assessments and other regulatory charges	4,901	8,491	6,534	(42)
Professional fees	17,028	15,540	12,074	10
Lending and loan servicing expense	9,416	8,697	7,512	8
Outside services - electronic banking	7,020	6,623	6,487	6
Postage, printing and supplies	6,370	6,416	5,952	(1)
Advertising and public relations	6,170	5,991	4,242	3
Amortization of core deposit intangibles	4,489	4,915	4,084	(9)
Other	15,092	17,194	12,962	(12)
Total excluding merger-related and other charges and amortization of noncompete agreements	314,889	298,940	252,949	5
Merger-related and other charges	6,907	5,414	13,901	28
Amortization of noncompete agreements	449	1,931	761
Total noninterest expenses	$322,245	$306,285	$267,611	5

Noninterest expenses for 2019 totaled $322 million, up 5% from 2018. Increases in salaries and employee benefits, communications and equipment and professional fees, partially offset by decreases in FDIC assessments and other regulatory charges, amortization of intangibles and other expense, accounted for much of the change in noninterest expense.

Salaries and employee benefits for 2019 increased 9% over 2018. The increase was attributable to several factors including increased brokerage and mortgage commissions resulting from increased production, higher group medical costs, additional stock compensation expense from new restricted stock unit awards issued in the third quarter of 2018, and an increase in our 401(k) matching contribution effective March 1, 2018. The addition of FMBT employees, the inclusion of Navitas for the full year of 2019 and investments in additional staff to expand key areas, such as Commercial Banking Solutions and mortgage, were mostly offset by staff reductions in other areas. Full time equivalent headcount totaled 2,308 at December 31, 2019, down from 2,312 at December 31, 2018.

Communications and equipment expense increased primarily due to additional software maintenance costs and new software contracts. The increase in professional fees for 2019 is largely attributable to increased accounting fees related to the implementation of CECL and other projects. FDIC assessments and other regulatory charges decreased from 2018 due to a reduction in our FDIC assessment rate and the receipt of a $1.38 million assessment credit from the FDIC during the third quarter of 2019. Also contributing to the decrease in assessment fees were the discontinuance of the large bank surcharge in the fourth quarter of 2018 and the discontinuance of the FICO assessment in the first quarter of 2019.

Merger-related and other charges for 2019 included a $2.94 million charge for the termination and settlement of a funded noncontributory defined benefit pension plan associated with the acquisition of Palmetto Bancshares, Inc., as well as FMBT acquisition-related costs, branch closure costs, executive retirement charges, and gains and losses on the sale of surplus properties.

Income Taxes

Income tax expense was $53.0 million in 2019, compared to $49.8 million in 2018 and $105 million in 2017. Income tax expense for 2019, 2018 and 2017 represents an effective tax rate of 22.2%, 23.1% and 60.8%, respectively. The abnormally high tax expense and effective tax rate in 2017 reflects a $38.2 million charge to remeasure our deferred tax assets at the new lower federal income tax rate of 21% following the passage of the Tax Act on December 22, 2017.

Additional information regarding income taxes, including a reconciliation of the differences between the recorded income tax provision and the amount of income tax computed by applying the statutory federal income tax rate to income before income taxes, can be found in Note 17 to the consolidated financial statements.

Fourth Quarter 2019 Discussion

Net interest revenue for the fourth quarter of 2019 increased $1.76 million, or 2%, to $117 million from the same period a year ago, which was primarily attributable to the increase in the loan portfolio from both organic loan growth and the acquisition of FMBT. The net interest margin for the fourth quarter of 2019 decreased slightly to 3.93% from 3.97% in the fourth quarter of 2018, reflecting the higher cost of interest-bearing deposits and a slight decrease in the average rate earned on interest-earning assets. Nationally, the federal funds rate decreased 75 basis points during 2019.

We recorded a provision for credit losses in the fourth quarter of 2019 of $3.50 million, compared to $2.10 million for the fourth quarter of 2018. The increase was primarily due to loan growth and increased charge-offs, partially offset by the release of allowance associated with the sale of the indirect auto loan portfolio. Specifically, there was a $950,000 increase in net charge-offs on equipment finance loans in the fourth quarter of 2019 compared to the fourth quarter of 2018, which was in line with management’s expectation for this portfolio due to the nature of these loans.

The following table presents the components of noninterest income for the periods indicated.

Table 6 - Quarterly Noninterest Income
(in thousands)

	Three Months Ended December 31,
	2019	2018	Change
Service charges and fees:
Overdraft fees	$3,825	$3,917	(2)%
ATM and debit card fees	3,408	3,076	11
Other service charges and fees	2,135	2,173	(2)
Total service charges and fees	9,368	9,166	2
Mortgage loan gains and related fees	9,395	3,082	205
Brokerage fees	1,526	1,593	(4)
Gains from other loan sales, net	2,455	2,493	(2)
Securities (losses) gains, net	(903)	646
Other noninterest income:
Bank owned life insurance	2,625	884	197
Customer derivatives	504	628	(20)
Other	5,213	4,553	14
Total other noninterest income	8,342	6,065	38
Total noninterest income	$30,183	$23,045	31

Noninterest income for the fourth quarter of 2019 increased $7.14 million from the fourth quarter of 2018. The $6.31 million increase in mortgage loan gains and related fees between the fourth quarter of 2018 and 2019 was due to positive fair value adjustments to the mortgage servicing asset of $1.23 million and an increase in mortgage fees resulting from increased production. Mortgage rate locks and originations increased 64% to $744 million compared to $455 million for the fourth quarter of 2018. The increase reflects the growth of our mortgage business during 2019, as well as increased demand for loans and rate locks due to the decrease in mortgage rates during the period.

During the fourth quarter of 2019, we recognized death benefits of $1.65 million, resulting in the increase in BOLI income compared to the same period of 2018. We recognized losses on securities during the fourth quarter of 2019 as part of a plan to increase the securities portfolio yield by selling some lower-yielding securities. Increases in other income were attributable to several factors including gains on deferred compensation plan assets and increases in fees on equipment financing loans driven by production.

The following table presents noninterest expenses for the periods indicated.

Table 7 - Quarterly Noninterest Expenses
(in thousands)

	Three Months Ended December 31,
	2019	2018	Change
Salaries and employee benefits	$50,279	$45,631	10%
Occupancy	5,926	5,842	1
Communications and equipment	6,380	6,206	3
FDIC assessments and other regulatory charges	1,330	1,814	(27)
Professional fees	5,098	4,105	24
Postage, printing and supplies	1,637	1,520	8
Advertising and public relations	1,914	1,650	16
Amortization of core deposit intangibles	1,093	1,151	(5)
Lending and loan servicing expense	1,908	2,819	(32)
Outside services - electronic banking	1,919	1,703	13
Other	4,014	4,567	(12)
Total excluding merger-related and other charges and amortization of noncompete agreements	81,498	77,008	6
Merger-related and other charges	(74)	965
Amortization of noncompete agreements	—	269
Total noninterest expenses	$81,424	$78,242	4

Noninterest expenses for the fourth quarter of 2019 increased $3.18 million compared to the fourth quarter of 2018, which was largely attributable to the increase in salaries and employee benefits, professional fees, and advertising and public relations. These increases were partially offset by decreases in FDIC assessments and other regulatory charges, lending and loan servicing expenses, and other noninterest expense.

The increase in salaries and employee benefits of $4.65 million was a result of several factors including the 2019 annual merit-based salary increase, which took effect in the second quarter of 2019, increased mortgage commissions resulting from increased mortgage production as previously discussed, increased incentive accruals attributable to strong performance in the fourth quarter of 2019, higher group medical costs and increases in deferred compensation expense. Professional fees increased $993,000 in the fourth quarter of 2019 compared to fourth quarter of 2018 due to increased legal fees associated with loan growth and costs incurred to complete our CECL implementation project. Merger-related and other charges decreased by $1.04 million due to the lack of merger-related activity during the fourth quarter of 2019 compared to 2018, as well as gains and losses recognized on sales of surplus properties.

Balance Sheet Review

Total assets at December 31, 2019 were $12.9 billion, an increase of $343 million, or 3%, from December 31, 2018. On a daily average basis, total assets increased $403 million, or 3%, from 2018 to 2019. Average interest-earning assets for 2019 and 2018 were $11.6 billion and $11.3 billion, respectively.

Loans

Our loan portfolio is our largest category of interest-earning assets. Total loans averaged $8.71 billion in 2019, compared with $8.17 billion in 2018, an increase of 7%. At December 31, 2019, total loans were $8.81 billion, an increase of 5%, from December 31, 2018. Loans increased year over year due to organic growth and the acquisition of FMBT, partially offset by the sale of the indirect auto loan portfolio. Approximately 76% of loans were secured by real estate at year-end 2019.

The following table presents the composition of our loan portfolio for the last five years.

Table 8 - Loans Outstanding
As of December 31,
(in thousands)

Loans by Category	2019	2018	2017	2016	2015
Owner occupied commercial real estate	$1,720,227	$1,647,904	$1,923,993	$1,650,360	$1,570,988
Income producing commercial real estate	2,007,950	1,812,420	1,595,174	1,281,541	1,020,464
Commercial & industrial	1,220,657	1,278,347	1,130,990	1,069,715	784,870
Commercial construction	976,215	796,158	711,936	633,921	518,335
Equipment financing	744,544	564,614	—	—	—
Total commercial	6,669,593	6,099,443	5,362,093	4,635,537	3,894,657
Residential mortgage	1,117,616	1,049,232	973,544	856,725	764,175
Home equity lines of credit	660,675	694,010	731,227	655,410	589,325
Residential construction	236,437	211,011	183,019	190,043	176,202
Consumer direct	128,232	122,013	127,504	123,567	115,111
Indirect auto	—	207,692	358,185	459,354	455,971
Total loans	$8,812,553	$8,383,401	$7,735,572	$6,920,636	$5,995,441

As of December 31, 2019, our 25 largest credit relationships consisted of loans and loan commitments ranging from $20.0 million to $35.8 million, with an aggregate total credit exposure of $627 million. Total credit exposure includes $162 million in unfunded commitments and $465 million in balances outstanding, excluding participations sold. We had 24 lending relationships whose total credit exposure exceeded $20 million, of which only eight relationships were in excess of $25 million.

The following table sets forth the maturity distribution of commercial and construction loans, including the interest rate sensitivity for loans maturing after one year.

Table 9 - Loan Portfolio Maturity
As of December 31, 2019
(in thousands)

	Maturity				Rate Structure for Loans Maturing Over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
Commercial (commercial and industrial)	$305,072	$539,047	$376,538	$1,220,657	$349,736	$565,849
Construction (commercial and residential)	525,631	538,884	148,137	1,212,652	158,149	528,872
Equipment financing	49,871	578,456	116,217	744,544	694,673	—
Total	$880,574	$1,656,387	$640,892	$3,177,853	$1,202,558	$1,094,721

Asset Quality and Risk Elements

We manage asset quality and control credit risk through review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices. Our credit administration function is responsible for monitoring asset quality and Board of Directors approved portfolio concentration limits, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures among all of the community banking and Commercial Banking Solutions areas. Additional information on our credit administration function is included in Part I, Item 1 of this Report under the heading “Lending Activities.”

We classify loans as “substandard” when there is a well-defined weakness or weaknesses that jeopardizes the repayment by the borrower and there is a distinct possibility that we could sustain some loss if the deficiency is not corrected. Performing substandard loans, which are substandard loans that are still accruing interest, totaled $125 million and $90.8 million as of December 31, 2019 and 2018, respectively, which represented an increase of 38%. The increase coincided with the overall increase in classified loans from December 31, 2018.

We conduct reviews of classified performing and non-performing loans, TDRs, past due loans and portfolio concentrations on a regular basis to identify risk migration and potential charges to the allowance for loan losses. These items are discussed in a series of meetings attended by Credit Risk Management leadership and leadership from various lending groups. In addition to the reviews mentioned above, an independent loan review team reviews the portfolio to ensure consistent application of risk rating policies and procedures.

The allowance for credit losses at December 31, 2019 reflects management’s assessment of the probable incurred losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if management’s assessment of loan quality or collateral values changes substantially with respect to one or more loan relationships or portfolios. The allocation of the allowance for credit losses is based on historical data, subjective judgment and estimates and, therefore, is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for credit losses in future periods if, in their opinion, the results of their review warrant such additions. See the “Critical Accounting Policies” section for additional information on the allowance for credit losses.

The allowance for credit losses, which includes a portion related to unfunded commitments, totaled $65.5 million at December 31, 2019 compared with $64.6 million at December 31, 2018. At December 31, 2019, the allowance for loan losses was $62.1 million, or 0.70% of total loans, compared with $61.2 million, or 0.73%, of loans at December 31, 2018. The increase in the allowance for credit losses was primarily attributable to organic loan growth, partially offset by the release of the allowance related to the indirect auto portfolio upon the sale of these loans in December 2019.

 The following table summarizes the allocation of the allowance for credit losses for each of the past five years.

Table 10 - Allocation of Allowance for Credit Losses
As of December 31,
(in thousands)

	2019		2018		2017		2016		2015
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Owner occupied commercial real estate	$11,404	20	$12,207	19	$14,776	25	$16,446	24	$18,016	26
Income producing commercial real estate	12,306	23	11,073	22	9,381	21	8,843	18	11,548	17
Commercial & industrial	5,266	14	4,802	15	3,971	15	3,810	16	4,433	13
Commercial construction	9,668	11	10,337	9	10,523	9	13,405	9	9,553	9
Equipment financing	7,384	8	5,452	7	—	—	—	—	—	—
Total commercial	46,028	76	43,871	72	38,651	70	42,504	67	43,550	65
Residential mortgage	8,081	13	8,295	13	10,097	13	8,545	13	12,719	13
Home equity lines of credit	4,575	7	4,752	8	5,177	9	4,599	9	5,956	10
Residential construction	2,504	3	2,433	3	2,729	2	3,264	3	4,002	3
Consumer direct	901	1	853	2	710	2	708	2	828	2
Indirect auto	—	—	999	2	1,550	4	1,802	6	1,393	7
Total allowance for loan losses	62,089	100	61,203	100	58,914	100	61,422	100	68,448	100
Allowance for unfunded commitments	3,458		3,410		2,312		2,002		2,542
Total allowance for credit losses	$65,547		$64,613		$61,226		$63,424		$70,990

* Loan balance in each category, expressed as a percentage of total loans.

The following table presents a summary of changes in the allowance for credit losses for each of the past five years.

Table 11 - Allowance for Credit Losses
Years Ended December 31,
(in thousands)
	2019	2018	2017	2016	2015
Balance beginning of period	$61,203	$58,914	$61,422	$68,448	$71,619
Charge-offs:
Owner occupied commercial real estate	5	303	406	2,029	2,901
Income producing commercial real estate	1,227	3,304	2,985	1,433	1,280
Commercial & industrial	5,849	1,669	1,528	1,830	1,358
Commercial construction	290	622	1,023	837	1,947
Equipment financing	5,675	1,536	—	—	—
Residential mortgage	616	754	1,473	1,151	1,615
Home equity lines of credit	996	1,194	1,435	1,690	1,094
Residential construction	306	54	129	533	851
Consumer direct	2,390	2,445	1,803	1,459	1,597
Indirect auto	663	1,277	1,420	1,399	772
Total loans charged-off	18,017	13,158	12,202	12,361	13,415
Recoveries:
Owner occupied commercial real estate	375	1,227	980	706	755
Income producing commercial real estate	283	1,064	178	580	866
Commercial & industrial	852	1,390	1,768	1,689	2,174
Commercial construction	1,165	734	1,018	821	736
Equipment financing	781	460	—	—	—
Residential mortgage	481	336	314	301	1,080
Home equity lines of credit	610	423	567	386	242
Residential construction	157	376	178	79	173
Consumer direct	911	807	917	800	1,044
Indirect auto	186	228	284	233	86
Total recoveries	5,801	7,045	6,204	5,595	7,156
Net charge-offs	12,216	6,113	5,998	6,766	6,259
Provision for loan losses	13,102	8,402	3,490	(260)	3,088
Allowance for loan losses at end of period	62,089	61,203	58,914	61,422	68,448

Allowance for unfunded commitments at beginning of period	3,410	2,312	2,002	2,542	1,930
Provision for unfunded commitments	48	1,098	310	(540)	612
Allowance for unfunded commitments at end of period	3,458	3,410	2,312	2,002	2,542
Allowance for credit losses	$65,547	$64,613	$61,226	$63,424	$70,990

Total loans:
At year-end	$8,812,553	$8,383,401	$7,735,572	$6,920,636	$5,995,441
Average	8,708,035	8,170,143	7,150,211	6,412,740	5,297,687

Allowance for loan losses as a percentage of year-end loans	0.70%	0.73%	0.76%	0.89%	1.14%

As a percentage of average loans:
Net charge-offs	0.14	0.07	0.08	0.11	0.12
Provision for loan losses	0.15	0.10	0.05	—	0.06

Nonperforming Assets

Nonperforming assets (“NPAs”), which include nonaccrual loans and foreclosed properties, totaled $35.8 million at December 31, 2019, compared with $25.1 million at December 31, 2018.

Our policy is to place loans on nonaccrual status when, in the opinion of management, the full principal and interest on a loan is not likely to be collected or when the loan becomes 90 days past due. When a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Interest payments received on nonaccrual loans are applied to reduce the loan’s recorded investment.

We record loans acquired in our acquisitions (purchased loans) at fair value at the date of acquisition based on a discounted cash flow methodology that considers various factors, including the type of loan and related collateral, classification status, whether the loan has a fixed or variable interest rate, its term and whether or not the loan was amortizing, and our assessment of risk inherent in the cash flow estimates. Purchased loans are segregated into two categories upon purchase: (1) loans purchased without evidence of deteriorated credit quality since origination, referred to as purchased non-credit impaired (“non-PCI”) loans, and (2) loans purchased with evidence of deteriorated credit quality since origination for which it is probable that all contractually required payments will not be collected, referred to as purchased credit impaired (“PCI”) loans.

We do not consider our PCI loans, which showed evidence of deteriorated credit quality at acquisition, to be NPAs, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or future period yield adjustments. PCI loans were not classified as nonaccrual at December 31, 2019 or 2018 as the carrying value of the respective loan or pool of loans cash flows were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

Generally, we do not commit to lend additional funds to customers whose loans are on nonaccrual status, although in certain isolated cases, we execute forbearance agreements whereby we agree to continue to fund construction loans to completion or other lines of credit as long as the borrower meets the conditions of the forbearance agreement. We may also fund other amounts necessary to protect collateral such as amounts to pay past due property taxes and insurance coverage.

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

The table below summarizes NPAs at year-end for the last five years.

Table 12 - Nonperforming Assets
As of December 31,
(in thousands)

	2019	2018	2017	2016	2015
Nonaccrual loans	$35,341	$23,778	$23,658	$21,539	$22,653
Foreclosed properties	476	1,305	3,234	7,949	4,883
Total NPAs	$35,817	$25,083	$26,892	$29,488	$27,536

Nonaccrual loans as a percentage of total loans	0.40%	0.28%	0.31%	0.31%	0.38%
NPAs as a percentage of loans and foreclosed properties	0.41	0.30	0.35	0.43	0.46
NPAs as a percentage of total assets	0.28	0.20	0.23	0.28	0.29

The following table summarizes nonaccrual loans by category.

Table 13 - Nonaccrual Loans by Category
(in thousands)

	December 31, 2019	December 31, 2018
Owner occupied commercial real estate	$10,544	$6,421
Income producing commercial real estate	1,996	1,160
Commercial & industrial	2,545	1,417
Commercial construction	2,277	605
Equipment financing	3,141	2,677
Total commercial	20,503	12,280
Residential mortgage	10,567	8,035
Home equity lines of credit	3,173	2,360
Residential construction	939	288
Consumer direct	159	89
Indirect auto	—	726
Total nonaccrual loans	$35,341	$23,778

At December 31, 2019 and 2018 we had $54.2 million and $52.4 million, respectively, in loans with terms that have been modified in a TDR. Included therein were $8.25 million and $7.09 million, respectively, of TDRs that were nonaccrual loans. The remaining TDRs with an aggregate balance of $46.0 million and $45.3 million, respectively, were performing according to their modified terms and were therefore not considered to be nonperforming assets.

At December 31, 2019 and 2018, there were $62.0 million and $55.4 million, respectively, of loans individually evaluated for impairment (“impaired loans”), including TDR’s. Included in impaired loans at December 31, 2019 and 2018 were $25.1 million and $23.5 million, respectively, that did not require specific reserves or had previously been charged down to net realizable value. The remaining balance of impaired loans at December 31, 2019 of $36.9 million had specific reserves that totaled $2.51 million and the remaining balance of impaired loans at December 31, 2018 of $32.0 million had specific reserves that totaled $2.31 million.
Investment Securities

The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowings. Total investment securities at December 31, 2019 decreased $345 million from a year ago as a result of the deleveraging strategy we implemented during 2019.

At December 31, 2019 and 2018, we had debt securities held-to-maturity with a carrying value of $284 million and $274 million, respectively, and debt securities available-for-sale totaling $2.27 billion and $2.63 billion, respectively. At December 31, 2019 and 2018, the securities portfolio represented approximately 20% and 23%, respectively, of total assets. At December 31, 2019, the effective duration of the investment portfolio was 2.81 years, compared with 3.34 years at December 31, 2018.

The investment securities portfolio primarily consists of Treasury securities, U.S. government securities, U.S. government sponsored agency mortgage-backed securities, non-agency mortgage-backed securities, corporate securities, municipal securities and asset-backed securities. Mortgage-backed securities, which include both U.S. government sponsored agency and non-agency securities, rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest. The actual maturities of these securities will differ from the contractual maturities because the loans underlying the security can prepay. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining or prolonged low interest rate environment, we may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. In a rising rate environment, the opposite may occur. Prepayments tend to slow and the weighted average life extends. This is referred to as extension risk, which can lead to lower levels of liquidity due to the delay of cash receipts, and can result in the holding of a below market yielding asset for a longer period of time. Our asset-backed securities include collateralized loan obligations in 2018 and securities that are backed by student loans.

Management evaluates our securities portfolio each quarter to determine if any security is other than temporarily impaired. In making this evaluation, management considers our ability and intent to hold securities to recover current market losses. Losses on fixed income securities at December 31, 2019 primarily reflect the effect of changes in interest rates. We did not recognize any other than temporary impairment losses on our investment securities in 2019, 2018 or 2017.

At December 31, 2019 and 2018, we had 71% of our total investment securities portfolio invested in mortgage-backed securities. We have continued to purchase mortgage-backed securities in order to obtain a favorable yield with low risk. We did not have debt obligations of any issuer in excess of 10% of equity at year-end 2019 or 2018, excluding U.S. government sponsored entities. As of December 31, 2019, no securities were rated below “A” and 14% of securities, excluding government or agency securities, were rated “Aaa”. See Note 6 to the consolidated financial statements for further discussion of the investment portfolio and related fair value and maturity information.

Goodwill and Other Intangible Assets

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Management evaluates goodwill annually, or more frequently if necessary, to determine if any impairment exists.

Core deposit intangibles, representing the value of the acquired deposit base, and noncompete agreements are amortizing intangible assets that are required to be tested for impairment only when events or circumstances indicate that impairment may exist. During 2019, all capitalized noncompete agreements became fully amortized. There were no events or circumstances that led management to believe that any impairment exists in other intangible assets.

Deposits

Customer deposits are the primary source of funds for the continued growth of our earning assets. The following table sets forth the deposit composition as of December 31, 2019 and 2018.

Table 14 - Deposits
As of December 31,
(in thousands)

	2019	2018
Noninterest-bearing demand	$3,477,979	$3,210,220
NOW and interest-bearing demand (1)	2,461,895	2,369,631
Money market and savings (1)	2,937,095	2,672,556
Time	1,859,574	1,598,391
Total customer deposits	10,736,543	9,850,798
Brokered deposits	160,701	683,715
Total deposits	$10,897,244	$10,534,513
(1) 2018 balances reflect reclassification of certain sweep deposits from money market to NOW and interest-bearing demand to conform to 2019 presentation.

The increase in deposits, excluding brokered deposits, from 2018 was attributable to both our continued focus on growing customer deposits and the addition of deposits acquired from FMBT, which totaled $212 million at the acquisition date in May 2019. Our high level of service, as evidenced by our strong customer satisfaction scores, has been instrumental in attracting and retaining deposits. The decrease in brokered deposits was a result of our deleveraging strategy aimed at reducing wholesale borrowing.

The following table sets forth the scheduled maturities of time deposits of $250,000 and greater and brokered time deposits.

Table 15 - Maturities of Customer Time Deposits of $250,000 and Greater
As of December 31,
(in thousands)

	2019	2018
Three months or less	$86,324	$63,510
Three to six months	100,380	44,478
Six to twelve months	139,897	80,034
Over one year	40,375	74,368
Total	$366,976	$262,390

Borrowing Activities

The Bank is a shareholder in the FHLB and, through this affiliation, had FHLB secured advances totaling $160 million at December 31, 2018. At December 31, 2019, we had no FHLB advances outstanding. We anticipate continued use of this short and long-term source of funds. Additional information regarding FHLB advances is provided in Note 12 to the consolidated financial statements.

At December 31, 2019 and 2018, we had no federal funds purchased outstanding.

At December 31, 2019 and 2018, we had long-term debt outstanding of $213 million and $267 million, respectively, which included senior debentures, subordinated debentures, and trust preferred securities. At December 31, 2018, long-term debt also included securitized notes payable, which were repaid during 2019. Additional information regarding these debt instruments is provided in Note 13 to the consolidated financial statements.

Liquidity Management

Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management involves maintaining the ability to meet the daily cash flow requirements of customers, both depositors and borrowers. The primary objective is to ensure that sufficient funding is available, at a reasonable cost, to meet ongoing operational cash needs and to take advantage of revenue producing opportunities as they arise. While the desired level of liquidity will vary depending upon a variety of factors, our primary goal is to maintain a sufficient level of liquidity in all expected economic environments. To assist in determining the adequacy of our liquidity, we perform a variety of liquidity stress tests. We maintain an unencumbered liquid asset reserve to help ensure our ability to meet our obligations under normal conditions for at least a 12-month period and under severely adverse liquidity conditions for a minimum of 30 days.

An important part of the Bank’s liquidity resides in the asset portion of the balance sheet, which provides liquidity primarily through loan interest and principal repayments and the maturities and sales of securities, as well as the ability to use these assets as collateral for borrowings on a secured basis.

The Bank’s main source of liquidity is customer interest-bearing and noninterest-bearing deposit accounts. Liquidity is also available from wholesale funding sources consisting primarily of Federal funds purchased, FHLB advances, and brokered deposits. These sources of liquidity are generally short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs.

In addition, because the Holding Company is a separate entity and apart from the Bank, it must provide for its own liquidity. The Holding Company is responsible for the payment of dividends declared for its common shareholders, and interest and principal on any outstanding debt or trust preferred securities. The Holding Company currently has internal capital resources to meet these obligations. While the Holding Company has access to the capital markets and maintains a line of credit as a contingent funding source, the ultimate sources of its liquidity are subsidiary service fees and dividends from the Bank, which are limited by applicable law and regulations. In 2018, the Bank paid dividends of $162 million to the Holding Company. In 2019, the Bank paid no dividends to the Holding Company. Holding Company liquidity is managed to a minimum of 15-months of positive cash flow after considering all of its liquidity needs over this period.

The table below presents a summary of short-term borrowings over the last three years.

Table 16 - Short-Term Borrowings
As of and for the year ended December 31,
(in thousands)

	Period-end balance	Period end weighted-average interest rate	Maximum outstanding at any month-end	Average amounts outstanding during the year	Weighted-average rate for the year
2019
Federal funds purchased	$—	—%	$70,000	$33,504	2.50%
	$—			$33,504
2018
Federal funds purchased	$—	—%	$65,000	$55,799	1.98%
Repurchase agreements	—	—	—	1,577	0.44
	$—			$57,376
2017
Federal funds purchased	$50,000	1.56%	$84,575	$26,853	1.19%
Repurchase agreements	—	—	1,027	3	0.12
	$50,000			$26,856

At December 31, 2019, we had sufficient qualifying collateral to increase FHLB advances by $1.16 billion and Federal Reserve discount window capacity of $1.56 billion, as well as unpledged investment securities of $1.64 billion that could be used as collateral for additional borrowings. Management also has the ability to raise substantial funds through brokered deposits. In addition to these wholesale sources, we have the ability to attract retail deposits at any time by competing more aggressively on pricing.

As disclosed in the consolidated statements of cash flows, net cash provided by operating activities was $154 million for the year ended December 31, 2019. Net income of $186 million for the year included non-cash expenses for the following: deferred income tax expense of $14.9 million, depreciation, amortization and accretion of $24.0 million, provision expense of $13.2 million, and stock-based compensation of $9.36 million. Uses of cash from operating activities included an increase in other assets and accrued interest receivable of $45.8 million, a decrease in accrued expenses and other liabilities of $1.98 million, and an increase in loans held for sale of $39.5 million. Net cash provided by investing activities of $163 million consisted primarily of proceeds from sales of debt securities available-for-sale and equity securities of $352 million, maturities and calls of debt securities available-for-sale of $350 million, and maturities and calls of securities held-to-maturity of $50.4 million. These sources of cash were partially offset by $294 million of purchases of debt securities available-for-sale and equity securities, $59.6 million of purchases of debt securities held-to-maturity, a net increase in loans of $206 million, purchases of premises and equipment of $20.9 million, and cash paid for acquisitions of $19.5 million. The $129 million used in financing activities consisted primarily of a $160 million net reduction in FHLB advances, $55.3 million repayment of long-term debt and $53.0 million in common stock dividends, partially offset by a net increase in deposits of $151 million. In the opinion of management, our liquidity position at December 31, 2019 was sufficient to meet our expected cash requirements.

The following table presents the expected maturity of investment securities by date and average yields based on amortized cost (for all obligations on a fully taxable basis). The composition and maturity / repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 17 - Expected Maturity of Available-for-Sale and Held-to-Maturity Debt Securities
As of December 31, 2019
(in thousands)

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
Available-for-Sale
U.S. Treasuries	$29,962	$124,656	$—	$—	$154,618
U.S. Government agencies	2,631	404	—	—	3,035
State and political subdivisions	940	63,500	162,050	—	226,490
Residential mortgage-backed securities, Agency	3,600	709,809	279,504	49,331	1,042,244
Residential mortgage-backed securities, Non-agency	20,998	235,783	—	—	256,781
Commercial mortgage-backed, Agency	11,059	183,058	74,786	—	268,903
Commercial mortgage-backed, Non-agency	—	—	16,050	—	16,050
Corporate bonds	170,380	31,713	—	998	203,091
Asset-backed securities	4,036	67,267	29,958	2,108	103,369
Total securities available-for-sale	$243,606	$1,416,190	$562,348	$52,437	$2,274,581

Weighted average yield (1)	2.97%	2.87%	2.65%	3.22%	2.84%

Held-to-Maturity
State and political subdivisions	$3,100	$11,011	$31,368	$—	$45,479
Residential mortgage-backed securities, Agency	1,671	113,848	9,994	28,454	153,967
Commercial mortgage-backed, Agency	9,393	6,861	4,161	63,672	84,087
Total securities held-to-maturity	$14,164	$131,720	$45,523	$92,126	$283,533

Weighted average yield (1)	3.56%	2.64%	3.24%	2.90%	2.87%

Combined Portfolio
U.S. Treasuries	$29,962	$124,656	$—	$—	$154,618
U.S. Government agencies	2,631	404	—	—	3,035
State and political subdivisions	4,040	74,511	193,418	—	271,969
Residential mortgage-backed securities, Agency	5,271	823,657	289,498	77,785	1,196,211
Residential mortgage-backed securities, Non-agency	20,998	235,783	—	—	256,781
Commercial mortgage-backed, Agency	20,452	189,919	78,947	63,672	352,990
Commercial mortgage-backed, Non-agency	—	—	16,050	—	16,050
Corporate bonds	170,380	31,713	—	998	203,091
Asset-backed securities	4,036	67,267	29,958	2,108	103,369
Total securities	$257,770	$1,547,910	$607,871	$144,563	$2,558,114

Weighted average yield (1)	3.01%	2.85%	2.70%	3.02%	2.84%

(1) Based on amortized cost, taxable equivalent basis

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of customers. These financial instruments, which included commitments to extend credit and letters of credit, totaled $2.15 billion at December 31, 2019.

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

The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, letters of credit and financial guarantees is represented by the contractual amount of these instruments. We use the same credit underwriting procedures for making commitments, letters of credit and financial guarantees as we use for underwriting on-balance sheet instruments. Management evaluates each customer’s creditworthiness on a case-by-case basis and the amount of the collateral, if deemed necessary, is based on the credit evaluation. Collateral held varies, but may include unimproved and improved real estate, certificates of deposit, personal property or other acceptable collateral.

All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The total amount of these instruments does not necessarily represent future cash requirements because a significant portion of these instruments expire without being used. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers. We are not involved in off-balance sheet contractual relationships, other than those disclosed in this Report, that could result in liquidity needs or other commitments, or that could significantly affect earnings. See Note 21 to the consolidated financial statements for additional information on off-balance sheet arrangements.

In addition, at December 31, 2018, we had $50 million in offsetting repurchase agreements / reverse repurchase agreements that were netted in the consolidated balance sheet. As of December 31, 2019, we had no such agreements outstanding. See Note 5 to the consolidated financial statements for additional information.

The following table shows United’s contractual obligations and other commitments.

Table 18 - Contractual Obligations and Other Commitments
As of December 31, 2019
(in thousands)

			Maturity By Years
	Total	Unamortized Premium (Discount)	1 or Less	1 to 3	3 to 5	Over 5
Contractual Cash Obligations
Long-term debt	212,664	(8,588)	—	50,000	—	171,252
Operating leases	22,039	(1,802)	4,939	9,818	5,720	3,364
Total contractual cash obligations	$234,703	$(10,390)	$4,939	$59,818	$5,720	$174,616
Other Commitments
Commitments to extend credit	$2,126,275	$—	$575,137	$404,420	$371,035	$775,683
Commercial letters of credit	22,533	—	17,842	1,805	2,150	736
Uncertain tax positions	3,370	—	1,628	911	831	—
Total other commitments	$2,152,178	$—	$594,607	$407,136	$374,016	$776,419

Capital Resources and Dividends

The maintenance and management of capital levels is one of management’s significant priorities. Shareholders’ equity at December 31, 2019 was $1.64 billion, an increase of $178 million from December 31, 2018 primarily due to earnings and other comprehensive income partially offset by dividends declared and shares repurchased.

Under the risk-based capital guidelines of Basel III, assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor, or, if relevant, the guarantor or the nature of the collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with the category. The resulting weighted values from each of the risk categories are added together, and generally this sum is our total risk weighted assets. Risk-weighted assets for purposes of our capital ratios are calculated under these guidelines.

Common Equity Tier 1 (“CET1”) capital consists of common shareholders’ equity, excluding accumulated other comprehensive income (loss), intangible assets (goodwill, deposit-based intangibles and certain other intangibles, including certain servicing assets), net of associated deferred tax liabilities, and disallowed deferred tax assets. Tier 1 capital consists of CET1, plus perpetual preferred stock and other qualifying capital securities. Tier 2 capital components include supplemental capital such as the qualifying portion of the allowance for loan losses and qualifying subordinated debt. Tier 1 capital plus Tier 2 capital is referred to as Total risk-based capital.

We have outstanding junior subordinated debentures related to trust preferred securities totaling $25.0 million at December 31, 2019. The related trust preferred securities of $24.3 million (excluding common securities) qualify as Tier 1 capital under risk-based capital guidelines provided that total trust preferred securities do not exceed certain quantitative limits. At December 31, 2019, all of our trust preferred securities qualified as Tier 1 capital. Further information on trust preferred securities is provided in Note 13 to the consolidated financial statements.

The following table outlines the minimum ratios required for capital adequacy purposes, as well as the thresholds for a categorization of “well-capitalized”.

Table 19 - Capital Requirements Under Basel III
As of December 31,

			Minimum Capital Plus Capital Conservation Buffer		United Community Banks, Inc. (consolidated)		United Community Bank
	Minimum Capital	Well-Capitalized	2019	2018	2019	2018	2019	2018
CET1 capital to risk-weighted assets	4.5%	6.5%	7.0%	6.38%	12.97%	12.16%	14.87%	12.91%
Tier 1 capital to risk-weighted assets	6.0	8.0	8.5	7.88	13.21	12.42	14.87	12.91
Total capital to risk-weighted assets	8.0	10.0	10.5	9.88	15.01	14.29	15.54	13.60
Leverage ratio	4.0	5.0	N/A	N/A	10.34	9.61	11.63	9.98

Additional information related to capital ratios, as calculated under regulatory guidelines, as of December 31, 2019 and 2018, is provided in Note 20 to the consolidated financial statements. As of December 31, 2019 and 2018, both United and the Bank were characterized as “well-capitalized”.

Effect of Inflation and Changing Prices

A bank’s asset and liability structure is substantially different from that of an industrial firm, because primarily all assets and liabilities of a bank are monetary in nature, with relatively little investment in fixed assets or inventories. Inflation has an important effect on the growth of total assets and the resulting need to increase equity capital at higher than nominal rates in order to maintain an appropriate equity to assets ratio.

Our management believes the effect of inflation on financial results depends on our ability to react to changes in interest rates and, by such reaction, reduce the inflationary effect on performance. We have an asset/liability management program to monitor and manage our interest rate sensitivity position. In addition, periodic reviews of banking services and products are conducted to adjust pricing in view of current and expected costs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Sensitivity Management

The absolute level and volatility of interest rates can have a significant effect on profitability. The objective of interest rate risk management is to identify and manage the sensitivity of net interest revenue to changing interest rates, consistent with our overall financial goals. Based on economic conditions, asset quality and various other considerations, management establishes tolerance ranges for interest rate sensitivity and manages within these ranges.

Net interest revenue and the fair value of financial instruments are influenced by changes in the level of interest rates. We limit our exposure to fluctuations in interest rates through policies established by our Asset/Liability Management Committee (“ALCO”) and approved by the Board of Directors. ALCO meets periodically and has responsibility for formulating and recommending asset/liability management policies to the Board of Directors, formulating and implementing strategies to improve balance sheet positioning and/or earnings, and reviewing interest rate sensitivity.

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

Our policy is based on the 12-month impact on net interest revenue of interest rate shocks and ramps that increase from 100 to 400 basis points or decrease 100 to 200 basis points from the base scenario. In the shock scenarios, rates immediately change the full amount at the scenario onset. In the ramp scenarios, rates change by 25 basis points per month. Our policy limits the projected change in net interest revenue over the first 12 months to an 8% decrease for each 100 basis point change in the increasing and decreasing rate ramp and shock scenarios. The following table presents our interest sensitivity position at the dates indicated. The change in simulation model results from December 31, 2018 to December 31, 2019 was primarily a result of a change in assumptions implemented in the first quarter of 2019, rather than a reflection of a significant change in balance sheet composition.

Table 20 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at December 31,
	2019		2018
Change in Rates	Shock	Ramp	Shock	Ramp
100 basis point increase	2.91%	2.22%	(0.37)%	(0.81)%
100 basis point decrease	(4.86)	(3.92)	(2.89)	(2.17)

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

We have discretion in the extent and timing of deposit repricing depending upon the competitive pressures in the markets in which we operate. Changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. The interest rate spread between an asset and its supporting liability can vary significantly even when the timing of repricing for both the asset and the liability remains the same, due to the two instruments repricing according to different indices. This is commonly referred to as basis risk.

Derivative financial instruments are used to manage interest rate sensitivity. These contracts generally consist of interest rate swaps under which we pay a variable rate (or fixed rate, as the case may be) and receive a fixed rate (or variable rate, as the case may be). In addition, investment securities and wholesale funding strategies are used to manage interest rate risk.

Derivative financial instruments that are designated as accounting hedges are classified as either cash flow or fair value hedges. The change in fair value of cash flow hedges is recognized in other comprehensive income. Fair value hedges recognize in earnings both the effect of the change in the fair value of the derivative financial instrument and the offsetting effect of the change in fair value of the hedged asset or liability associated with the particular risk of that asset or liability being hedged. We have other derivative financial instruments that are not designated as accounting hedges, but are used for interest rate risk management purposes and as effective economic hedges. Derivative financial instruments that are not accounted for as accounting hedges are marked to market through earnings.

From time to time, we will terminate hedging positions when conditions change and the position is no longer necessary to manage overall sensitivity to changes in interest rates. In those situations, where the terminated contract was in an effective hedging relationship at the time of termination and the hedging relationship is expected to remain effective throughout the original term of the contract, the resulting gain or loss is amortized over the remaining life of the original contract. For swap contracts, the gain or loss is amortized over the remaining original contract term using the straight line method of amortization. During the second quarter of 2019, we amortized the remaining balance of losses on terminated hedging positions from other comprehensive income.

Our policy requires all non-customer derivative financial instruments be used only for asset/liability management through the hedging of specific transactions, positions or risks, and not for trading or speculative purposes. Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is appropriately monitored and controlled and will not have any material adverse effect on financial condition or results of operations. In order to mitigate potential credit risk, from time to time we may require the counterparties to derivative contracts to pledge cash and/or securities as collateral to cover the net exposure.

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

Management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and in compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

Based on our assessment, management concluded that as of December 31, 2019, United Community Banks, Inc.’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ H. Lynn Harton	/s/ Jefferson L. Harralson
H. Lynn Harton	Jefferson L. Harralson
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of United Community Banks, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of United Community Banks, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income (loss), of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management's assessment and our audit of United Community Banks, Inc.’s internal control over financial reporting also included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of General Reserve Portion of the Allowance for Loan Losses - Evaluation of the Qualitative Adjustments

As described in Notes 1 and 7 to the consolidated financial statements, management determines the general reserve portion of the allowance for loan losses using actual historical loss experience for each individual loan category, as well as evaluating whether qualitative adjustments are necessary. As of December 31, 2019, the allowance for loan losses was $62.09 million on total loans, net of unearned income. In evaluating whether qualitative adjustments are necessary, management considers general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews, results from external bank regulatory examinations, and other macro environmental factors such as changes in unemployment rates, employment rates, debt per capita, home price indices, and trends in real estate value indices.

The principal considerations for our determination that performing procedures relating to the evaluation of qualitative adjustments used in the determination of the general reserve portion of the allowance for loan losses is a critical audit matter are there was significant judgment by management when evaluating the qualitative adjustments, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence relating to the qualitative adjustments.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s allowance for loan losses estimation process, including controls over evaluating the qualitative adjustments used in the determination of the general reserve portion of the allowance for loan losses. Our procedures also included, among others, testing management’s process for evaluating qualitative adjustments by (i) evaluating the appropriateness of the methodology management used in evaluating the qualitative adjustments, (ii) testing the inputs used in the estimate of qualitative adjustments, including the completeness and accuracy of underlying historical loss data, and (iii) evaluating the reasonableness of the qualitative adjustments given current macroeconomic trends and portfolio characteristics.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 27, 2020

We have served as the Company’s auditor since 2013.

.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2019 and 2018
(in thousands, except share data)

	2019	2018
ASSETS
Cash and due from banks	$125,844	$126,083
Interest-bearing deposits in banks	389,362	201,182
Cash and cash equivalents	515,206	327,265
Debt securities available-for-sale	2,274,581	2,628,467
Debt securities held-to-maturity (fair value $287,904 and $268,803)	283,533	274,407
Loans held for sale, at fair value	58,484	18,935
Loans, net of unearned income	8,812,553	8,383,401
Less allowance for loan losses	(62,089)	(61,203)
Loans, net	8,750,464	8,322,198
Premises and equipment, net	215,976	206,140
Bank owned life insurance	202,664	192,616
Accrued interest receivable	32,660	35,413
Net deferred tax asset	34,059	64,224
Derivative financial instruments	35,007	24,705
Goodwill and other intangible assets, net	342,247	324,072
Other assets	171,135	154,750
Total assets	$12,916,016	$12,573,192
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$3,477,979	$3,210,220
Interest-bearing deposits	7,419,265	7,324,293
Total deposits	10,897,244	10,534,513
Federal Home Loan Bank advances	—	160,000
Long-term debt	212,664	267,189
Derivative financial instruments	15,516	26,433
Accrued expenses and other liabilities	154,900	127,503
Total liabilities	11,280,324	11,115,638

Commitments and contingencies

Shareholders' equity:
Common stock, $1 par value; 150,000,000 shares authorized; 79,013,729 and 79,234,077 shares issued and outstanding	79,014	79,234
Common stock issuable; 664,640 and 674,499 shares	11,491	10,744
Capital surplus	1,496,641	1,499,584
Retained earnings (accumulated deficit)	40,152	(90,419)
Accumulated other comprehensive income (loss)	8,394	(41,589)
Total shareholders’ equity	1,635,692	1,457,554
Total liabilities and shareholders’ equity	$12,916,016	$12,573,192

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the Years Ended December 31, 2019, 2018 and 2017
(in thousands, except per share data)

	2019	2018	2017
Interest revenue:
Loans, including fees	$476,039	$420,383	$315,050
Investment securities:
Taxable	69,920	73,496	70,172
Tax exempt	4,564	4,189	2,216
Deposits in banks and short-term investments	2,183	2,012	2,282
Total interest revenue	552,706	500,080	389,720
Interest expense:
Deposits	66,856	39,543	17,062
Short-term borrowings	838	1,112	352
Federal Home Loan Bank advances	2,697	6,345	6,095
Long-term debt	12,921	14,330	10,226
Total interest expense	83,312	61,330	33,735
Net interest revenue	469,394	438,750	355,985
Provision for credit losses	13,150	9,500	3,800
Net interest revenue after provision for credit losses	456,244	429,250	352,185
Noninterest income:
Service charges and fees	36,797	35,997	38,295
Mortgage loan gains and related fees	27,145	19,010	18,320
Brokerage fees	6,150	5,191	4,633
Gains from other loan sales, net	6,867	9,277	10,493
Securities (losses) gains, net	(1,021)	(656)	42
Other	28,775	24,142	16,477
Total noninterest income	104,713	92,961	88,260
Total revenue	560,957	522,211	440,445
Noninterest expenses:
Salaries and employee benefits	196,440	181,015	153,098
Occupancy	23,350	22,781	20,344
Communications and equipment	24,613	21,277	19,660
FDIC assessments and other regulatory charges	4,901	8,491	6,534
Professional fees	17,028	15,540	12,074
Lending and loan servicing expense	9,416	8,697	7,512
Outside services - electronic banking	7,020	6,623	6,487
Postage, printing and supplies	6,370	6,416	5,952
Advertising and public relations	6,170	5,991	4,242
Amortization of intangibles	4,938	6,846	4,845
Merger-related and other charges	6,907	5,414	13,901
Other	15,092	17,194	12,962
Total noninterest expenses	322,245	306,285	267,611
Income before income taxes	238,712	215,926	172,834
Income tax expense	52,991	49,815	105,013
Net income	$185,721	$166,111	$67,821

Net income available to common shareholders	$184,346	$164,927	$67,250

Income per common share:
Basic	$2.31	$2.07	$0.92
Diluted	2.31	2.07	0.92
Weighted average common shares outstanding:
Basic	79,700	79,662	73,247
Diluted	79,708	79,671	73,259

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2019, 2018 and 2017
(in thousands, except per share data)

	2019			2018			2017
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$238,712	$(52,991)	$185,721	$215,926	$(49,815)	$166,111	$172,834	$(105,013)	$67,821
Other comprehensive income (loss):
Unrealized gains (losses) on available-for- sale securities:
Unrealized holding gains (losses) arising during period	64,749	(15,696)	49,053	(24,990)	6,081	(18,909)	8	75	83
Reclassification adjustment for losses (gains) included in net income	1,021	(247)	774	656	(132)	524	(42)	14	(28)
Net unrealized gains (losses)	65,770	(15,943)	49,827	(24,334)	5,949	(18,385)	(34)	89	55
Amortization of losses included in net income on available-for-sale securities transferred to held to maturity	383	(92)	291	739	(180)	559	1,069	(401)	668
Amortization of losses included in net income on terminated derivative financial instruments previously accounted for as cash flow hedges	337	(86)	251	499	(129)	370	891	(346)	545
Reclassification of disproportionate tax effect related to terminated and current cash flow hedges	—	—	—	—	—	—	—	3,289	3,289
Net cash flow hedge activity	337	(86)	251	499	(129)	370	891	2,943	3,834
Termination of defined benefit pension plan	1,558	(398)	1,160	—	—	—	—	—	—
Amendments to defined benefit pension plans	(386)	99	(287)	(413)	105	(308)	(700)	180	(520)
Net actuarial (loss) gain on defined benefit pension plans	(2,390)	610	(1,780)	1,015	(259)	756	(1,819)	563	(1,256)
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plans	699	(178)	521	907	(247)	660	798	(310)	488
Net defined benefit pension plan activity	(519)	133	(386)	1,509	(401)	1,108	(1,721)	433	(1,288)
Total other comprehensive income (loss)	65,971	(15,988)	49,983	(21,587)	5,239	(16,348)	205	3,064	3,269
Comprehensive income	$304,683	$(68,979)	$235,704	$194,339	$(44,576)	$149,763	$173,039	$(101,949)	$71,090

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2019, 2018 and 2017
(in thousands except share data)

	Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Total
Balance, December 31, 2016	$70,899	$7,327	$1,275,849	$(251,857)	$(26,483)	$1,075,735
Net income				67,821		67,821
Other comprehensive income					3,269	3,269
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (17,826 common shares)	18		432			450
Common stock issued for acquisitions (6,515,505 common shares)	6,516		172,949			179,465
Amortization of stock options and restricted stock unit awards			5,827			5,827
Vesting of restricted stock unit awards, net of shares withheld to cover payroll taxes (114,837 common shares issued, 111,090 common shares deferred)	115	1,763	(3,472)			(1,594)
Deferred compensation plan, net, including dividend equivalents		361				361
Shares issued from deferred compensation plan (32,279 shares)	32	(368)	229			(107)
Common stock dividends ($0.38 per share)				(28,330)		(28,330)
Reclassification of disproportionate tax effects resulting from the Tax Cuts and Jobs Act of 2017 pursuant to ASU 2018-02				2,027	(2,027)	—
Cumulative effect of change in accounting principle				437		437
Balance, December 31, 2017	77,580	9,083	1,451,814	(209,902)	(25,241)	1,303,334
Net income				166,111		166,111
Other comprehensive loss					(16,348)	(16,348)
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (25,248 common shares)	25		654			679
Common stock issued for acquisitions (1,443,987 common shares)	1,444		44,302			45,746
Amortization of stock options and restricted stock unit awards			6,057			6,057
Exercise of stock options (12,000 shares)	12		130			142
Vesting of restricted stock unit awards, net of shares withheld to cover payroll taxes (125,067 common shares issued, 99,779 common shares deferred)	125	1,931	(4,044)			(1,988)
Deferred compensation plan, net, including dividend equivalents		459				459
Shares issued from deferred compensation plan (48,214 shares)	48	(729)	671			(10)
Common stock dividends ($0.58 per share)				(46,628)		(46,628)
Balance, December 31, 2018	79,234	10,744	1,499,584	(90,419)	(41,589)	1,457,554
Net income				185,721		185,721
Other comprehensive income					49,983	49,983
Common stock issued to Dividend Reinvestment Plan and employee benefit plans (83,557 common shares)	83		2,110			2,193
Amortization of restricted stock unit awards			9,360			9,360
Exercise of stock options (13,000 shares)	13		199			212
Vesting of restricted stock unit awards, net of shares withheld to cover payroll taxes (109,100 common shares issued, 55,271 common shares deferred)	109	1,476	(3,027)			(1,442)
Deferred compensation plan, net, including dividend equivalents		525				525
Shares issued from deferred compensation plan (74,490 shares)	75	(1,254)	935			(244)
Common stock dividends ($0.68 per share)				(54,601)		(54,601)
Purchases of common stock (500,495 shares)	(500)		(12,520)			(13,020)
Adoption of new accounting standard				(549)		(549)
Balance, December 31, 2019	$79,014	$11,491	$1,496,641	$40,152	$8,394	$1,635,692

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2019, 2018 and 2017
(in thousands)

	2019	2018	2017
Operating activities:
Net income	$185,721	$166,111	$67,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	23,952	30,971	27,494
Provision for credit losses	13,150	9,500	3,800
Stock based compensation	9,360	6,057	5,827
Deferred income tax expense	14,909	32,630	99,562
Securities losses (gains), net	1,021	656	(42)
Gains from other loan sales, net	(6,867)	(9,277)	(10,493)
Changes in assets and liabilities:
(Increase) decrease in other assets and accrued interest receivable	(45,789)	13,195	(15,525)
(Decrease) increase in accrued expenses and other liabilities	(1,975)	3,772	24,280
(Increase) decrease in loans held for sale	(39,549)	16,391	5,238
Net cash provided by operating activities	153,933	270,006	207,962

Investing activities:
Debt securities held-to-maturity:
Proceeds from maturities and calls	50,379	58,605	56,917
Purchases	(59,629)	(11,983)	(36,638)
Debt securities available-for-sale and equity securities with readily determinable fair values:
Proceeds from sales	352,106	168,891	340,540
Proceeds from maturities and calls	349,758	346,505	605,889
Purchases	(294,245)	(566,333)	(936,947)
Net increase in loans	(205,612)	(291,890)	(109,433)
Net cash (paid) received for acquisitions	(19,545)	(56,800)	53,678
Purchase of bank owned life insurance	—	—	(10,000)
Purchases of premises and equipment	(20,944)	(17,617)	(22,183)
Proceeds from sales of premises and equipment	6,595	6,483	3,137
Proceeds from sale of other real estate owned	2,439	4,664	9,534
Other investing activities	1,916	—	—
Net cash provided by (used in) investing activities	163,218	(359,475)	(45,506)

Financing activities:
Net increase in deposits	151,401	727,839	287,073
Net (decrease) increase in short-term borrowings	—	(264,923)	43,859
Proceeds from Federal Home Loan Bank advances	1,625,000	2,860,000	4,000,000
Repayment of Federal Home Loan Bank advances	(1,785,000)	(3,204,003)	(4,294,000)
Repayment of long-term debt	(55,266)	(71,831)	(75,000)
Proceeds from issuance of long-term debt, net of issuance costs	—	98,188	—
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	2,193	679	450
Proceeds from exercise of stock options	212	142	—
Cash paid for shares withheld to cover payroll taxes upon vesting of restricted stock units	(1,686)	(1,998)	(1,701)
Repurchase of common stock	(13,020)	—	—
Cash dividends on common stock	(53,044)	(41,634)	(26,210)
Net cash (used in) provided by financing activities	(129,210)	102,459	(65,529)

Net change in cash and cash equivalents, including restricted cash	187,941	12,990	96,927
Cash and cash equivalents, including restricted cash, at beginning of year	327,265	314,275	217,348
Cash and cash equivalents, including restricted cash, at end of year	$515,206	$327,265	$314,275

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$85,973	$56,830	$34,657
Income taxes paid	33,776	7,880	6,514

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

Additionally, management assessed other operating units to determine if they should be classified and reported as segments, including Mortgage, Advisory Services and Commercial Banking Solutions. Qualitatively, these business units are currently operating in the same geographic footprint as the community banks and face many of the same customers as the community banks. While the chief operating decision maker does have some limited production information for these entities, that information is not complete since it does not include a full allocation of revenue, costs and capital from key corporate functions. The business units are currently viewed more as a product line extension of the community banks. However, management will continue to evaluate these business units for separate reporting as facts and circumstances change.

Based on this analysis, United concluded that it has one operating and reportable segment.

Accounting for Variable Interest Entities
The consolidated financial statements also include the results of a bankruptcy-remote securitization entity, Navitas Equipment Receivables LLC 2016-1 (“NER 16-1”), acquired with NLFC Holdings Corp. (“Navitas”). NER 16-1 was formed solely to receive loans transferred from Navitas to be used as collateral for a term note securitization. Navitas is the primary beneficiary of NER 16-1. As a result, while the transfer of the loans meets the criteria of a sale, NER 16-1 is consolidated on United’s books and therefore the transfer is accounted for as a secured borrowing. NER 16-1 differs from other entities included in United’s consolidated statements because the assets it holds are legally isolated. At December 31, 2018, NER 16-1 had total assets of $65.5 million and total liabilities of $55.3 million. During 2019, NER 16-1 executed a payoff and termination of the remaining notes outstanding in accordance with the terms of the related securitization documents.

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

The terms of securitizations acquired with Navitas require various restricted cash accounts. These cash accounts were funded from either a portion of the proceeds from the issuance of notes or from the collections on leases and loans that were conveyed in the securitization. These restricted cash accounts provide additional collateral to the note holders under specific provisions of the securitizations which govern when funds in these accounts may be released as well as conditions under which collections on contracts transferred to the securitizations may be used to fund deposits into the restricted cash accounts. At December 31, 2018, these restricted cash accounts totaled $6.70 million and were included in interest-bearing deposits in banks on the consolidated balance sheet. There were no restricted cash accounts related to securitizations at December 31, 2019.

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

Equity securities are included in other assets on the consolidated balance sheets. Those with readily determinable fair values are carried at fair value with changes in fair value recognized in net income. Those without readily determinable fair values include, among others, Federal Home Loan Bank (“FHLB”) stock held to meet FHLB requirements related to outstanding advances and Community Reinvestment Act (“CRA”) equity investments, including those where the returns are primarily derived from low income housing tax credits (“LIHTC”). Our investment in FHLB stock, which totaled $11.5 million at December 31, 2019, is accounted for using the cost method of accounting. Our LIHTC investments are accounted for using the proportional amortization method of accounting for qualified affordable housing investments which results in the amortization being reported as a component of income tax expense. Our obligations related to unfunded commitments for our LIHTC investments are reported in other liabilities. Our other CRA investments are accounted for using the equity method of accounting. As conditions warrant, we review our investments for impairment and will adjust the carrying value of the investment if it is deemed to be impaired.

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

Equipment Financing Lease Receivables: Equipment financing lease receivables, which are classified as sales-type or direct financing leases, are recorded as the sum of the future minimum lease payments, initial deferred costs and estimated or contractual residual values less unearned income and security deposits. The determination of residual value is derived from a variety of sources including equipment valuation services, appraisals, and publicly available market data on recent sales transactions on similar equipment. The length of time until contract termination, the cyclical nature of equipment values and the limited marketplace for re-sale of certain leased assets are important variables considered in making this determination. Interest income, which is included in loan interest revenue in the consolidated statements of income, is recognized as earned using the effective interest method. Direct fees and costs associated with the origination of leases are deferred and included as a component of equipment financing receivables. Net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the lease using the effective interest method. These lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term. United excludes sales taxes from consideration in these lease contracts.

Purchased Loans With Evidence of Credit Deterioration: United from time to time purchases loans, primarily through business combination transactions. Some of those purchased loans show evidence of credit deterioration since origination and are accounted for pursuant to Accounting Standards Codification (“ASC”) Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. These purchased credit impaired (“PCI”) loans are recorded at their estimated fair value at date of purchase. After acquisition, further losses evidenced by decreases in expected cash flows are recognized by an increase in the allowance for loan losses.

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

Concentration of Credit Risk: Most of United’s business activity is with customers located within the markets where it has banking operations. Therefore, United’s exposure to credit risk is significantly affected by changes in the economy within its markets. Approximately 76% of United’s loan portfolio is secured by real estate and is therefore susceptible to changes in real estate valuations.

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

Owner occupied commercial real estate – Loans in this category are susceptible to business failure and general economic conditions.

Income producing commercial real estate – Common risks for this loan category are declines in general economic conditions, declines in real estate value, declines in occupancy rates, and lack of suitable alternative use for the property.

Commercial & industrial – Risks to this loan category include customer or industry concentrations and the inability to monitor the condition of the collateral which often consists of inventory, accounts receivable and other non-real estate assets. Equipment and inventory obsolescence can also pose a risk. Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt.

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

Indirect auto - Risks common to indirect auto loans include unemployment and changes in local economic conditions as well as the inability to monitor collateral. During 2019, United sold its portfolio of indirect auto loans.

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

Management believes the allowance for loan losses is appropriate at December 31, 2019. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review United’s allowance for loan losses.

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

Other intangible assets, which are initially recorded at fair value, consist of core deposit intangible assets and noncompete agreements resulting from acquisitions. Core deposit intangible assets are amortized on a sum-of-the-years-digits basis over their estimated useful lives. Noncompete agreements, which were fully amortized at December 31, 2019, were amortized on a straight line basis over their estimated useful lives.

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

United accounts for the servicing liabilities associated with sold equipment financing loans using the amortization method.

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

Operating Leases
Effective January 1, 2019, United records a right-of-use asset, included in other assets, and a related lease liability, included in other liabilities, for eligible operating leases for which it is the lessee, which include leases for land, buildings, and equipment. Payments related to these leases consist primarily of base rent and, in the case of building leases, additional operating costs associated with the leased property such as common area maintenance and utilities. In most cases these operating costs vary over the term of the lease, and therefore are classified as variable lease costs, which are recognized as incurred in the consolidated statement of income. In addition, certain operating leases include costs such as property taxes and insurance, which are recognized as incurred in the consolidated statement of income. Many of United’s operating leases contain renewal options, most of which are excluded from the measurement of the right-of-use asset and lease liability as they are not reasonably certain to be exercised. United also subleases and leases certain real estate properties to third parties under operating leases. United does not recognize a lease liability or right-of-use asset on the consolidated balance sheet related to short-term leases with a term of less than one year. Lease payments for short-term leases are recognized as expense over the lease term.

See Note 14 for additional information on operating leases. See Note 2 for further detail related to the adoption of ASU No. 2016-02, Leases (Topic 842).

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

United currently uses the “long-haul method” to assess hedge effectiveness. Management documents, both at inception and over the life of the hedge, at least quarterly, its analysis of actual and expected hedge effectiveness. This analysis includes techniques such as regression analysis and hypothetical derivatives to demonstrate that the hedge has been, and is expected to be, highly effective in offsetting corresponding changes in the fair value or cash flows of the hedged item. For a qualifying fair value hedge, changes in the value of derivatives that have been highly effective as hedges are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged. For a qualifying cash flow hedge, the portion of changes in the fair value of the derivatives that have been highly effective are recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings.

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

By using derivative instruments, United is exposed to credit and market risk. If the counterparty fails to perform, credit risk is represented by the fair value gain in a derivative. When the fair value of a derivative contract is positive, this situation generally indicates that the counterparty is obligated to pay United, and, therefore, creates a repayment risk for United. When the fair value of a derivative contract is negative, United is obligated to pay the counterparty and, therefore, has no repayment risk. United minimizes the credit risk in non-customer derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically by management. United also requires non-customer counterparties to pledge cash as collateral to cover the net exposure. All newly eligible non-customer derivatives entered into are cleared through a central clearinghouse, which reduces counterparty exposure.

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

Earnings Per Common Share
Basic earnings per common share is net income available to common shareholders divided by the weighted average number of shares of common stock outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Additionally, shares issuable to participants in United’s deferred compensation plan are considered to be participating securities for purposes of calculating basic earnings per share. Accordingly, net income available to common shareholders is calculated pursuant to the two-class method, whereby net income is allocated between common shareholders and participating securities. Diluted earnings per common share includes the dilutive effect of additional potential shares of common stock issuable under stock options, unvested restricted stock units without nonforfeitable rights to dividends, warrants and securities convertible into common stock.

Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Dividend Restrictions
Banking regulations require maintaining certain capital levels and may limit dividends paid by the Bank to the Holding Company or by the Holding Company to shareholders. The board of directors may declare dividends from the Bank to the Holding Company out of retained earnings of up to fifty percent of the Bank’s net income from the previous year without notifying or seeking approval from the Georgia Department of Banking and Finance as long as total classified assets do not exceed 80% of tier 1 capital and the tier 1 risk based capital ratio is not less than 6%. Dividends paid by the Bank to the Holding Company in excess of that amount require pre-approval of the Georgia Department of Banking and Finance.

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

Stock-Based Compensation
United uses the fair value method of recognizing expense for stock-based compensation based on the fair value of option and restricted stock unit awards at the date of grant. United accounts for forfeitures as they occur.

Reclassifications
Certain amounts have been reclassified to conform to the 2019 presentation.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2) Accounting Standards Updates and Recently Adopted Standards

Accounting Standards Updates

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance, which was further modified by subsequent related updates, replaces the incurred loss impairment framework in current GAAP with a current expected credit loss (“CECL”) framework, which requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost and some off-balance sheet credit exposures. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an allowance for credit losses. Purchased credit deteriorated (“PCD”) loans will receive an initial allowance at the acquisition date that represents an adjustment to the amortized cost basis of the loan, with no impact to earnings. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses prospectively, with such allowance limited to the amount by which fair value is below amortized cost.

United adopted ASC 326 as of January 1, 2020 using the modified retrospective method for loans, leases and off-balance sheet credit exposures. Adoption of this guidance resulted in an $8.75 million increase in the allowance for credit losses, comprised of increases in the allowance for loan losses of $6.88 million and the reserve for unfunded commitments of $1.87 million, with $3.59 million of the increase reclassified from the amortized cost basis of PCD financial assets that were previously classified as PCI. The cumulative effect adjustment to retained earnings was $3.53 million, net of tax. Calculated credit losses on held-to-maturity debt securities were not material and there was no impact to the available-for-sale portfolio or other financial instruments. The allowance for loan losses for the majority of loans and leases was calculated using a discounted cash flow methodology applied to fourteen portfolios with a one-year reasonable and supportable forecast period and a two-year straight-line reversion period. The increase in the allowance for loan losses at transition was primarily due to the equipment financing and residential mortgage portfolios. In connection with the adoption, management has implemented changes to relevant systems, processes and controls where necessary. Model validation was completed during the fourth quarter of 2019. In addition, management is in the final stages of implementing the accounting, reporting and governance processes to comply with the new guidance. United’s CECL allowance will fluctuate over time due to macroeconomic conditions and forecasts as well as the size and composition of the loan portfolios.

With regard to PCD assets, because United has elected to break apart the former PCI pools and will no longer consider these pools to be the unit of account, contractually delinquent PCD loans will be reported as nonaccrual loans using the same criteria as other loans. Similarly, PCD loans that are restructured and meet the definition of troubled debt restructurings after the adoption of CECL will be reported as such.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 Financial Instruments. In addition to amending guidance related to the new CECL standard, this update clarifies certain aspects of hedge accounting and recognition and measurement of financial instruments. United adopted this update as of January 1, 2020, with no material impact to the consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This update removes several exceptions related to intraperiod tax allocation when there is a loss from continuing operations and income from other items, foreign subsidiaries becoming equity method investments and vice versa, and calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The guidance also amends requirements related to franchise tax that is partially based on income, a step up in the tax basis of goodwill, allocation of consolidated tax expense to a legal entity not subject to tax in its separate financial statements, the effects of enacted changes in tax laws and other minor codification improvements regarding employee stock ownership plans and investments in qualified affordable housing projects. For public entities, this guidance is effective for fiscal years beginning after December 15, 2020. United does not expect the new guidance to have a material impact on the consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force). This update clarifies whether an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative and how to account for certain forward contracts and purchased options to purchase securities. For public entities, this

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)	Accounting Standards Updates and Recently Adopted Standards, continued

guidance is effective for fiscal years beginning after December 15, 2020. United does not expect the new guidance to have a material impact on the consolidated financial statements.

Standards Adopted in 2019

On January 1, 2019, United adopted ASU No. 2016-02, Leases (Topic 842), as modified by ASU No. 2018-10, Codification Improvements to Topic 842 Leases, ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors and ASU No. 2019-01, Leases (Topic 842): Codification Improvements. These standards require a lessee to recognize in the consolidated balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. United adopted the standard using the optional transition method, which allowed for a modified retrospective method of adoption with a cumulative effect adjustment to shareholders’ equity without restating comparable periods. United also elected the relief package of practical expedients for which there is no requirement to reassess existence of leases, their classification, and initial direct costs as well as an exemption for short-term leases with a term of less than one year, whereby United does not recognize a lease liability or right-of-use asset on the consolidated balance sheet but instead recognizes lease payments as an expense over the lease term as appropriate. The adoption of this guidance resulted in recognition of a right-of-use asset of $23.8 million, a lease liability of $26.8 million and a reduction of shareholders’ equity of $549,000, net of tax, related to its operating leases. In addition, United has equipment financing leases for which it is the lessor, which were previously accounted for as capital leases. Upon adoption of Topic 842, these leases were classified as sales-type or direct financing leases, which required no significant change in accounting policy or treatment. These lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term. As a lessor, United elected to exclude sales taxes from consideration in lease contracts. In the opinion of management, the changes described above resulting from the adoption of the standard did not have a material impact on the consolidated financial statements. See Notes 7 and 14 for additional information on operating leases and equipment financing leases, respectively. See Note 1 for further accounting policy detail related to leases.

In July of 2019, the FASB issued ASU No. 2019-07, Codification updates to SEC sections: amendments to SEC paragraphs pursuant to SEC final rule releases No. 33-10532, disclosure update and simplification, and nos. 33-10231 and 33-10442, investment company reporting modernization, and miscellaneous updates. This standard updates various SEC financial statement disclosure requirements, including disclosures related to bank holding companies. The standard was effective immediately, and did not have a material impact on disclosures.

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

Acquisition of First Madison Bank & Trust
On May 1, 2019, United completed the acquisition of First Madison Bank & Trust (“FMBT”). FMBT operated four banking offices in Athens-Clarke County, Georgia. In connection with the acquisition, United acquired $245 million of assets and assumed $213 million of liabilities. Under the terms of the merger agreement, FMBT shareholders received $52.1 million in cash. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $20.3 million, representing the intangible value of FMBT’s business and reputation within the markets it served. None of the goodwill recognized is expected to be deductible for income tax purposes. United is amortizing the related core deposit intangible of $2.80 million using the sum-of-the-years-digits method over 9.25 years, which represents the expected useful life of the asset.

United’s operating results for the year ended December 31, 2019, include the operating results of the acquired business for the period subsequent to the acquisition date of May 1, 2019.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Mergers and Acquisitions, continued

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below (in thousands).

	As Recorded by FMBT	Fair Value Adjustments (1)	As Recorded by United
Assets
Cash and cash equivalents	$32,548	$—	$32,548
Loans	197,682	(5,188)	192,494
Allowance for loan losses	(6,338)	6,338	—
Premises and equipment, net	7,124	1,400	8,524
Bank owned life insurance	6,823	—	6,823
Net deferred tax asset	1,386	(1,229)	157
Core deposit intangible	—	2,800	2,800
Other assets	1,032	246	1,278
Total assets acquired	$240,257	$4,367	$244,624
Liabilities
Deposits	$211,884	$243	$212,127
Other liabilities	924	(207)	717
Total liabilities assumed	212,808	36	212,844
Excess of assets acquired over liabilities assumed	$27,449
Aggregate fair value adjustments		$4,331
Total identifiable net assets			31,780
Cash consideration transferred			52,093
Goodwill			$20,313

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

Acquisition of Navitas
On February 1, 2018, United completed the acquisition of Navitas, a specialty lending company providing equipment finance credit services to small and medium-sized businesses nationwide. In connection with the acquisition, United acquired $393 million of assets and assumed $350 million of liabilities. Under the terms of the merger agreement, Navitas shareholders received $130 million in total consideration, of which $84.5 million was paid in cash and $45.7 million was paid in United common stock. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $87.4 million, representing the intangible value of Navitas’s business and reputation within the markets it served. None of the goodwill recognized is expected to be deductible for income tax purposes.

Since the acquisition date, within the one-year measurement period, United received additional information regarding the fair value of loans. As a result, the provisional value assigned to the acquired loans was reduced by $526,000, partially offset by acquisition-related adjustments to deferred tax assets. The net of the adjustments was reflected as a $390,000 increase to goodwill.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)	Mergers and Acquisitions, continued

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below (in thousands).

	As Recorded by Navitas	Fair Value Adjustments	As Recorded by United
Assets
Cash and cash equivalents	$27,700	—	$27,700
Loans and leases, net	365,533	(7,181)	358,352
Premises and equipment, net	628	(304)	324
Net deferred tax asset	—	2,873	2,873
Other assets	5,117	(1,066)	4,051
Total assets acquired	$398,978	$(5,678)	$393,300
Liabilities
Short-term borrowings	$214,923	$—	$214,923
Long-term debt	119,402	—	119,402
Other liabilities	17,059	(951)	16,108
Total liabilities assumed	351,384	(951)	350,433
Excess of assets acquired over liabilities assumed	$47,594
Aggregate fair value adjustments		$(4,727)
Total identifiable net assets			42,867
Consideration transferred
Cash			84,500
Common stock issued (1,443,987 shares)			45,746
Total fair value of consideration transferred			130,246
Goodwill			$87,379

The following table presents additional information related to the acquired loan and lease portfolio at the acquisition date (in thousands).

February 1, 2018
Accounted for pursuant to ASC 310-30:
Contractually required principal and interest	$24,711
Non-accretable difference	5,505
Cash flows expected to be collected	19,206
Accretable yield	1,977
Fair value	$17,229

Excluded from ASC 310-30:
Fair value	$341,123
Gross contractual amounts receivable	389,432
Estimate of contractual cash flows not expected to be collected	8,624

In January 2018, after announcement of its intention to acquire Navitas but prior to the completion of the acquisition, United purchased $19.9 million in loans from Navitas in a transaction separate from the business combination.

Acquisition of Four Oaks FinCorp, Inc.
On November 1, 2017, United completed the acquisition of Four Oaks FinCorp, Inc. (“FOFN”) and its wholly-owned bank subsidiary, Four Oaks Bank & Trust Company. FOFN operated 14 banking offices in the Raleigh, North Carolina area. In connection with the acquisition, United acquired $730 million of assets and assumed $658 million of liabilities. Under the terms of the merger agreement, FOFN shareholders received 0.6178 shares of United common stock and $1.90 for each share of FOFN common stock issued and outstanding at the closing date. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $53.5 million, representing the intangible value of FOFN’s business and reputation within the market it served. None of the goodwill recognized is expected to be deductible for income tax purposes. United is amortizing the related core deposit intangible of $7.83 million using the sum-of-the-years-digits method over 11.5 years, which represents the expected useful life of the asset. United amortized the related noncompete agreement intangibles of $908,000 using the straight line method over the one year terms of the agreements. In connection with the acquisition, United assumed $11.5 million in subordinated debentures and $12.4 million in trust preferred securities. See Note 13 for further information on long-term debt.

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

Acquisition of HCSB Financial Corporation
On July 31, 2017, United completed the acquisition of HCSB Financial Corporation (“HCSB”) and its wholly-owned bank subsidiary, Horry County State Bank. HCSB operated eight branches in coastal South Carolina. In connection with the acquisition, United acquired $389 million of assets and assumed $347 million of liabilities. Under the terms of the merger agreement, HCSB shareholders received 0.0050 shares of United common stock for each share of HCSB common stock issued and outstanding at the closing date. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $24.2 million, representing the intangible value of HCSB’s business and reputation within the market it served. None of the goodwill recognized is expected to be deductible for income tax purposes. United is amortizing the related core deposit intangible of $3.48 million using the sum-of-the-years-digits method over six years, which represents the expected useful life of the asset. United amortized the related noncompete agreement intangibles of $2.24 million using the straight line method over the terms of the agreements, which vary between one year and two years.

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

Pro forma information - unaudited

The following table discloses the impact of the mergers with FMBT, Navitas, FOFN, and HCSB since the respective acquisition dates through December 31 of the year of acquisition. The table also presents certain pro forma information as if FMBT had been acquired on January 1, 2018, Navitas had been acquired on January 1, 2017, and FOFN and HCSB had been acquired on January 1, 2016. These results combine the historical results of the acquired entities with United’s consolidated statements of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisitions taken place in earlier years.

For purposes of pro forma information, merger-related costs incurred in the year of acquisition are excluded from the actual acquisition year results and included in the pro forma acquisition year results. As a result, merger-related costs related to the acquisition of FMBT of $2.02 million are reflected in 2018 pro forma information and merger-related costs related to the acquisition of Navitas of $4.98 million are reflected in 2017 pro forma information. Merger-related costs related to the acquisitions of FOFN and HCSB of $8.71 million were reflected in the 2016 pro forma results which are not presented below. The following table presents the actual results and pro forma information for the periods indicated (in thousands).

	(Unaudited) Year Ended December 31,
	Revenue	Net Income
2019
Actual FMBT results included in statement of income since acquisition date	$7,525	$4,053
Supplemental consolidated pro forma as if FMBT had been acquired January 1, 2018	563,872	187,124

2018
Actual Navitas results included in the statement of income since acquisition date	$24,285	$7,149
Supplemental consolidated pro forma as if FMBT had been acquired January 1, 2018 and Navitas had been acquired January 1, 2017	539,152	171,218
2017
Actual FOFN results included in statement of income since acquisition date	$5,265	$1,406
Actual HCSB results included in statement of income since acquisition date	5,775	1,385
Supplemental consolidated pro forma as if FOFN and HCSB had been acquired January 1, 2016 and Navitas had been acquired January 1, 2017	495,052	78,958

(4) Cash Flows

During 2019, 2018 and 2017, loans having a value of $1.17 million, $3.02 million and $4.15 million, respectively, were transferred to foreclosed property.

United accounts for sales of SBA/USDA loans on the trade date. At December 31, 2019, 2018 and 2017, United had unsettled sales of SBA/USDA loans of $8.19 million, $32.9 million and $27.5 million, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)	Cash Flows, continued

During 2019, United acquired, through a business combination, assets with a fair value totaling $265 million and liabilities with a fair value totaling $213 million, for net assets acquired of $52.1 million. During 2018, United acquired, through a business combination, assets with a fair value totaling $481 million and liabilities with a fair value totaling $350 million, for net assets acquired of $130 million. Common stock issued pursuant to this business combination totaled $45.7 million. During 2017, United acquired, through business combinations, assets with a fair value totaling $1.12 billion and liabilities with a fair value totaling $1.00 billion, for net assets acquired of $115 million. Common stock issued pursuant to these business combinations totaled $179 million.

(5)	Balance Sheet Offsetting and Repurchase Agreements Accounted for as Secured Borrowings

From time to time, United enters into repurchase agreements and reverse repurchase agreements and offsetting securities lending transactions with the same counterparty in transactions commonly referred to as collateral swaps that are subject to master netting agreements under which the balances are netted in the balance sheet.

The following table presents a summary of amounts outstanding under reverse repurchase agreements, of which there were none as of December 31, 2019, and derivative financial instruments, including those entered into in connection with the same counterparty under master netting agreements, as of the dates indicated (in thousands).

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet		Gross Amounts not Offset in the Balance Sheet
December 31, 2019			Net Asset Balance	Financial Instruments	Collateral Received	Net Amount
Derivatives	$35,007	$—	$35,007	$(401)	$—	$34,606
Total	$35,007	$—	$35,007	$(401)	$—	$34,606

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet		Gross Amounts not Offset in the Balance Sheet
			Net Liability Balance	Financial Instruments	Collateral Pledged	Net Amount
Derivatives	$15,516	$—	$15,516	$(401)	$(14,933)	$182
Total	$15,516	$—	$15,516	$(401)	$(14,933)	$182

	Gross Amounts of Recognized Assets	Gross Amounts Offset on the Balance Sheet		Gross Amounts not Offset in the Balance Sheet
December 31, 2018			Net Asset Balance	Financial Instruments	Collateral Received	Net Amount
Repurchase agreements / reverse repurchase agreements	$50,000	$(50,000)	$—	$—	$—	$—
Derivatives	24,705	—	24,705	(973)	(8,029)	15,703
Total	$74,705	$(50,000)	$24,705	$(973)	$(8,029)	$15,703

Weighted average interest rate of reverse repurchase agreements	3.20%

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset on the Balance Sheet		Gross Amounts not Offset in the Balance Sheet
			Net Liability Balance	Financial Instruments	Collateral Pledged	Net Amount
Repurchase agreements / reverse repurchase agreements	$50,000	$(50,000)	$—	$—	$—	$—
Derivatives	26,433	—	26,433	(973)	(16,126)	9,334
Total	$76,433	$(50,000)	$26,433	$(973)	$(16,126)	$9,334

Weighted average interest rate of repurchase agreements	2.45%

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5) Balance Sheet Offsetting and Repurchase Agreements Accounted for as Secured Borrowings, continued

 At December 31, 2019, United recognized the right to reclaim cash collateral of $14.9 million. At December 31, 2019, there was no cash collateral held for derivatives. At December 31, 2018, United recognized the right to reclaim cash collateral of $16.1 million and the obligation to return cash collateral of $8.03 million. The right to reclaim cash collateral and the obligation to return cash collateral were included in the consolidated balance sheets in other assets and other liabilities, respectively.

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

(6) Investment Securities

At December 31, 2019 and 2018, securities with a carrying value of $918 million and $925 million, respectively, were pledged to secure public deposits, derivatives and other secured borrowings.

The cost basis, unrealized gains and losses, and fair value of debt securities held-to-maturity as of the dates indicated are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2019
State and political subdivisions	$45,479	$1,574	$9	$47,044
Residential mortgage-backed securities, Agency	153,967	2,014	694	155,287
Commercial mortgage-backed, Agency	84,087	1,627	141	85,573
Total	$283,533	$5,215	$844	$287,904

As of December 31, 2018
State and political subdivisions	$68,551	$952	$2,191	$67,312
Residential mortgage-backed securities, Agency	176,488	652	5,094	172,046
Commercial mortgage-backed, Agency	29,368	173	96	29,445
Total	$274,407	$1,777	$7,381	$268,803

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Investment Securities, continued

The cost basis, unrealized gains and losses, and fair value of debt securities available-for-sale as of the dates indicated are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2019
U.S. Treasuries	$152,990	$1,628	$—	$154,618
U.S. Government agencies	2,848	188	1	3,035
State and political subdivisions	214,677	11,813	—	226,490
Residential mortgage-backed securities, Agency	1,030,948	12,022	726	1,042,244
Residential mortgage-backed securities, Non-agency	250,550	6,231	—	256,781
Commercial mortgage-backed, Agency	266,770	2,261	128	268,903
Commercial mortgage-backed, Non-agency	15,395	918	263	16,050
Corporate bonds	202,131	1,178	218	203,091
Asset-backed securities	104,298	743	1,672	103,369
Total	$2,240,607	$36,982	$3,008	$2,274,581

As of December 31, 2018
U.S. Treasuries	$150,712	$767	$2,172	$149,307
U.S. Government agencies	25,493	335	275	25,553
State and political subdivisions	234,750	907	1,716	233,941
Residential mortgage-backed securities, Agency	1,125,194	2,448	20,124	1,107,518
Residential mortgage-backed securities, Non-agency	339,186	980	1,774	338,392
Commercial mortgage-backed, Agency	384,222	1	7,339	376,884
Commercial mortgage-backed, Non-agency	15,441	186	594	15,033
Corporate bonds	200,582	502	1,921	199,163
Asset-backed securities	184,683	328	2,335	182,676
Total	$2,660,263	$6,454	$38,250	$2,628,467

At year-end 2019 and 2018, there were no holdings of debt obligations of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following summarizes debt securities held-to-maturity in an unrealized loss position as of the dates indicated (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2019
State and political subdivisions	$10,117	$9	$—	$—	$10,117	$9
Residential mortgage-backed securities, Agency	16,049	64	48,237	630	64,286	694
Commercial mortgage-backed, Agency	21,841	87	1,685	54	23,526	141
Total unrealized loss position	$48,007	$160	$49,922	$684	$97,929	$844

As of December 31, 2018
State and political subdivisions	$7,062	$46	$34,146	$2,145	$41,208	$2,191
Residential mortgage-backed securities, Agency	6,579	61	136,376	5,033	142,955	5,094
Commercial mortgage-backed, Agency	—	—	4,290	96	4,290	96
Total unrealized loss position	$13,641	$107	$174,812	$7,274	$188,453	$7,381

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Investment Securities, continued

The following summarizes debt securities available-for-sale in an unrealized loss position as of the dates indicated (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2019
U.S. Government agencies	$404	$1	$—	$—	$404	$1
Residential mortgage-backed securities, Agency	228,611	576	18,294	150	246,905	726
Commercial mortgage-backed, Agency	—	—	33,517	128	33,517	128
Commercial mortgage-backed, Non-agency	—	—	4,864	263	4,864	263
Corporate bonds	19,742	216	998	2	20,740	218
Asset-backed securities	32,294	625	38,990	1,047	71,284	1,672
Total unrealized loss position	$281,051	$1,418	$96,663	$1,590	$377,714	$3,008

As of December 31, 2018
U.S. Treasuries	$—	$—	$120,391	$2,172	$120,391	$2,172
U.S. Government agencies	—	—	21,519	275	21,519	275
State and political subdivisions	15,160	28	133,500	1,688	148,660	1,716
Residential mortgage-backed securities, Agency	80,202	332	723,094	19,792	803,296	20,124
Residential mortgage-backed securities, Non-agency	154,381	476	52,266	1,298	206,647	1,774
Commercial mortgage-backed, Agency	—	—	355,292	7,339	355,292	7,339
Commercial mortgage-backed, Non-agency	4,552	594	—	—	4,552	594
Corporate bonds	—	—	117,296	1,921	117,296	1,921
Asset-backed securities	74,492	1,879	31,968	456	106,460	2,335
Total unrealized loss position	$328,787	$3,309	$1,555,326	$34,941	$1,884,113	$38,250

At December 31, 2019, there were 51 debt securities available-for-sale and 33 debt securities held-to-maturity that were in an unrealized loss position. Management does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of its amortized cost basis. Unrealized losses at December 31, 2019 and 2018 were primarily attributable to changes in interest rates.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analyst’s reports. No impairment charges were recognized during 2019, 2018 or 2017.

Realized gains and losses are derived using the specific identification method for determining the cost of the securities sold. The following summarizes securities sales activities for the years ended December 31 (in thousands):

	2019	2018	2017
Proceeds from sales	$352,106	$168,891	$340,540

Gross gains on sales	$1,843	$2,082	$1,247
Gross losses on sales	(2,864)	(2,738)	(1,205)
Net (losses) gains on sales of securities	$(1,021)	$(656)	$42

Income tax (benefit) expense attributable to sales	$(247)	$(132)	$14

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Investment Securities, continued

The amortized cost and fair value of debt available-for-sale and held-to-maturity securities at December 31, 2019, by contractual maturity, are presented in the following table (in thousands):

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
US Treasuries:
Within 1 year	$29,877	$29,962	$—	$—
1 to 5 years	123,113	124,656	—	—
	152,990	154,618	—	—
US Government agencies:
1 to 5 years	405	404	—	—
More than 10 years	2,443	2,631	—	—
	2,848	3,035	—	—
State and political subdivisions:
Within 1 year	935	939	1,350	1,369
1 to 5 years	54,102	55,491	11,761	12,370
5 to 10 years	22,585	23,766	6,202	6,866
More than 10 years	137,055	146,294	26,166	26,439
	214,677	226,490	45,479	47,044
Corporate bonds:
Within 1 year	170,007	170,380	—	—
1 to 5 years	27,624	28,171	—	—
5 to 10 years	3,500	3,542	—	—
More than 10 years	1,000	998	—	—
	202,131	203,091	—	—
Asset-backed securities:
1 to 5 years	1,585	1,578	—	—
More than 10 years	102,713	101,791	—	—
	104,298	103,369	—	—
Total securities other than mortgage-backed securities:
Within 1 year	200,819	201,281	1,350	1,369
1 to 5 years	206,829	210,300	11,761	12,370
5 to 10 years	26,085	27,308	6,202	6,866
More than 10 years	243,211	251,714	26,166	26,439
Residential mortgage-backed securities	1,281,498	1,299,025	153,967	155,287
Commercial mortgage-backed securities	282,165	284,953	84,087	85,573
	$2,240,607	$2,274,581	$283,533	$287,904

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7)	Loans and Leases and Allowance for Credit Losses

Major classifications of the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”) are summarized as of the dates indicated as follows (in thousands):

	December 31,
	2019	2018
Owner occupied commercial real estate	$1,720,227	$1,647,904
Income producing commercial real estate	2,007,950	1,812,420
Commercial & industrial	1,220,657	1,278,347
Commercial construction	976,215	796,158
Equipment financing	744,544	564,614
Total commercial	6,669,593	6,099,443
Residential mortgage	1,117,616	1,049,232
Home equity lines of credit	660,675	694,010
Residential construction	236,437	211,011
Consumer	128,232	122,013
Indirect auto	—	207,692
Total loans	8,812,553	8,383,401
Less allowance for loan losses	(62,089)	(61,203)
Loans, net	$8,750,464	$8,322,198

At December 31, 2019 and 2018, $1.30 million and $1.19 million, respectively, in overdrawn deposit accounts were reclassified as consumer loans.

At December 31, 2019 and 2018, loans with a carrying value of $4.06 billion and $3.98 billion were pledged as collateral to secure FHLB advances, securitized notes payable and other contingent funding sources.

At December 31, 2019, the carrying value and outstanding balance of PCI loans was $58.6 million and $83.1 million, respectively. At December 31, 2018, the carrying value and outstanding balance of PCI loans was $74.4 million and $109 million, respectively. The following table presents changes in the value of the accretable yield for PCI loans for the years ended December 31 (in thousands):

	2019	2018
Balance at beginning of period	$26,868	$17,686
Additions due to acquisitions	1,300	1,977
Accretion	(17,885)	(13,696)
Reclassification from nonaccretable difference	9,237	15,326
Changes in expected cash flows that do not affect nonaccretable difference	4,400	5,575
Balance at end of period	$23,920	$26,868

In addition to the accretable yield on PCI loans, the fair value adjustments on non-PCI purchased loans are also accreted to interest income over the life of the loans. At December 31, 2019 and 2018, the remaining accretable net fair value discount on these loans was $5.00 million and $4.31 million, respectively, which included a net premium on acquired equipment financing loans.

During 2019, United sold $81.1 million of SBA/USDA guaranteed loans, $103 million of indirect auto loans, and $31.0 million of equipment financing receivables. The gains and losses on these loan sales were included in noninterest income on the consolidated statements of income. During 2018 and 2017, United sold SBA/USDA guaranteed loans totaling $121 million and $117 million, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7) Loans and Leases and Allowance for Credit Losses, continued

At December 31, 2019 and 2018, equipment financing assets included leases of $37.4 million and $30.4 million, respectively. The components of the net investment in leases, which included both sales-type and direct financing, are presented below (in thousands).

	December 31,
	2019	2018
Minimum future lease payments receivable	$39,709	$31,915
Estimated residual value of leased equipment	3,631	3,593
Initial direct costs	842	827
Security deposits	(989)	(1,189)
Purchase accounting premium	273	806
Unearned income	(6,088)	(5,568)
Net investment in leases	$37,378	$30,384

Minimum future lease payments expected to be received from equipment financing lease contracts as of December 31, 2019 are as follows (in thousands):

Year
2020	$14,772
2021	11,177
2022	7,549
2023	4,436
2024	1,462
Thereafter	313
Total	$39,709

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

The following table presents the balance and activity in the allowance for credit losses by portfolio segment for the periods indicated (in thousands):

Year Ended December 31, 2019	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied commercial real estate	$12,207	$(5)	$375	$(1,173)	$11,404
Income producing commercial real estate	11,073	(1,227)	283	2,177	12,306
Commercial & industrial	4,802	(5,849)	852	5,461	5,266
Commercial construction	10,337	(290)	1,165	(1,544)	9,668
Equipment financing	5,452	(5,675)	781	6,826	7,384
Residential mortgage	8,295	(616)	481	(79)	8,081
Home equity lines of credit	4,752	(996)	610	209	4,575
Residential construction	2,433	(306)	157	220	2,504
Consumer	853	(2,390)	911	1,527	901
Indirect auto	999	(663)	186	(522)	—
Total allowance for loan losses	61,203	(18,017)	5,801	13,102	62,089
Allowance for unfunded commitments	3,410	—	—	48	3,458
Total allowance for credit losses	$64,613	$(18,017)	$5,801	$13,150	$65,547

Year Ended December 31, 2018	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied commercial real estate	$14,776	$(303)	$1,227	$(3,493)	$12,207
Income producing commercial real estate	9,381	(3,304)	1,064	3,932	11,073
Commercial & industrial	3,971	(1,669)	1,390	1,110	4,802
Commercial construction	10,523	(622)	734	(298)	10,337
Equipment financing	—	(1,536)	460	6,528	5,452
Residential mortgage	10,097	(754)	336	(1,384)	8,295
Home equity lines of credit	5,177	(1,194)	423	346	4,752
Residential construction	2,729	(54)	376	(618)	2,433
Consumer	710	(2,445)	807	1,781	853
Indirect auto	1,550	(1,277)	228	498	999
Total allowance for loan losses	58,914	(13,158)	7,045	8,402	61,203
Allowance for unfunded commitments	2,312	—	—	1,098	3,410
Total allowance for credit losses	$61,226	$(13,158)	$7,045	$9,500	$64,613

Year Ended December 31, 2017	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied commercial real estate	$16,446	$(406)	$980	$(2,244)	$14,776
Income producing commercial real estate	8,843	(2,985)	178	3,345	9,381
Commercial & industrial	3,810	(1,528)	1,768	(79)	3,971
Commercial construction	13,405	(1,023)	1,018	(2,877)	10,523
Equipment financing	—	—	—	—	—
Residential mortgage	8,545	(1,473)	314	2,711	10,097
Home equity lines of credit	4,599	(1,435)	567	1,446	5,177
Residential construction	3,264	(129)	178	(584)	2,729
Consumer	708	(1,803)	917	888	710
Indirect auto	1,802	(1,420)	284	884	1,550
Total allowance for loan losses	61,422	(12,202)	6,204	3,490	58,914
Allowance for unfunded commitments	2,002	—	—	310	2,312
Total allowance for credit losses	$63,424	$(12,202)	$6,204	$3,800	$61,226

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7) Loans and Leases and Allowance for Credit Losses, continued

The following table presents the recorded investment in loans by portfolio segment and the balance of the allowance for loan losses assigned to each segment based on the method of evaluating the loans for impairment for the periods indicated (in thousands):

	Allowance for Credit Losses
	December 31, 2019				December 31, 2018
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance
Owner occupied commercial real estate	$816	$10,483	$105	$11,404	$862	$11,328	$17	$12,207
Income producing commercial real estate	770	11,507	29	12,306	402	10,671	—	11,073
Commercial & industrial	21	5,193	52	5,266	32	4,761	9	4,802
Commercial construction	55	9,613	—	9,668	71	9,974	292	10,337
Equipment financing	—	7,240	144	7,384	—	5,045	407	5,452
Residential mortgage	782	7,296	3	8,081	861	7,410	24	8,295
Home equity lines of credit	16	4,541	18	4,575	1	4,740	11	4,752
Residential construction	47	2,456	1	2,504	51	2,382	—	2,433
Consumer	5	885	11	901	6	847	—	853
Indirect auto	—	—	—	—	26	973	—	999
Total allowance for loan losses	2,512	59,214	363	62,089	2,312	58,131	760	61,203
Allowance for unfunded commitments	—	3,458	—	3,458	—	3,410	—	3,410
Total allowance for credit losses	$2,512	$62,672	$363	$65,547	$2,312	$61,541	$760	$64,613

	Loans Outstanding
	December 31, 2019				December 31, 2018
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance
Owner occupied commercial real estate	$19,233	$1,692,448	$8,546	$1,720,227	$17,602	$1,620,450	$9,852	$1,647,904
Income producing commercial real estate	18,134	1,962,588	27,228	2,007,950	16,584	1,757,525	38,311	1,812,420
Commercial & industrial	1,449	1,218,882	326	1,220,657	1,621	1,276,318	408	1,278,347
Commercial construction	3,675	965,678	6,862	976,215	2,491	787,760	5,907	796,158
Equipment financing	1,027	739,532	3,985	744,544	—	556,672	7,942	564,614
Residential mortgage	15,991	1,092,046	9,579	1,117,616	14,220	1,025,862	9,150	1,049,232
Home equity lines of credit	992	658,273	1,410	660,675	276	692,122	1,612	694,010
Residential construction	1,256	234,807	374	236,437	1,207	209,070	734	211,011
Consumer	214	127,682	336	128,232	211	121,269	533	122,013
Indirect auto	—	—	—	—	1,237	206,455	—	207,692
Total loans	$61,971	$8,691,936	$58,646	$8,812,553	$55,449	$8,253,503	$74,449	$8,383,401

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

Each quarter, management prepares an analysis of the allowance for credit losses to determine the appropriate balance that measures and quantifies the amount of probable incurred losses in the loan portfolio and unfunded loan commitments. The allowance is comprised of specific reserves on individually impaired loans, which are determined as described above, and general reserves, which are determined based on historical loss experience as adjusted for current trends and economic conditions multiplied by a loss emergence period factor.

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

Commercial, mortgage, and consumer asset quality committees meet monthly to review charge-offs that have occurred during the previous month. Participants include the respective Chief Commercial Credit Officer, Chief Retail Credit Officer, Senior Risk Officers, Senior Credit Officers, Regional Credit Managers, and Special Asset Officers.

Generally, closed-end retail loans (installment and residential mortgage loans) past due 90 cumulative days are written down to their collateral value less estimated selling costs. Open-end (revolving) unsecured retail loans which are past due 90 cumulative days from their contractual due date are generally charged off.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7) Loans and Leases and Allowance for Credit Losses, continued

The following table presents loans individually evaluated for impairment by class of loans as of the dates indicated (in thousands):

	December 31, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Owner occupied commercial real estate	$9,527	$8,118	$—	$8,650	$6,546	$—
Income producing commercial real estate	5,159	4,956	—	9,986	9,881	—
Commercial & industrial	1,144	890	—	525	370	—
Commercial construction	2,458	2,140	—	685	507	—
Equipment financing	1,027	1,027	—	—	—	—
Total commercial	19,315	17,131	—	19,846	17,304	—
Residential mortgage	7,362	6,436	—	5,787	5,202	—
Home equity lines of credit	1,116	861	—	330	234	—
Residential construction	731	626	—	554	428	—
Consumer	66	53	—	18	17	—
Indirect auto	—	—	—	294	292	—
Total with no related allowance recorded	28,590	25,107	—	26,829	23,477	—
With an allowance recorded:
Owner occupied commercial real estate	11,136	11,115	816	11,095	11,056	862
Income producing commercial real estate	13,591	13,178	770	6,968	6,703	402
Commercial & industrial	559	559	21	1,652	1,251	32
Commercial construction	1,535	1,535	55	2,130	1,984	71
Equipment financing	—	—	—	—	—	—
Total commercial	26,821	26,387	1,662	21,845	20,994	1,367
Residential mortgage	9,624	9,555	782	9,169	9,018	861
Home equity lines of credit	146	131	16	45	42	1
Residential construction	643	630	47	791	779	51
Consumer	161	161	5	199	194	6
Indirect auto	—	—	—	946	945	26
Total with an allowance recorded	37,395	36,864	2,512	32,995	31,972	2,312
Total	$65,985	$61,971	$2,512	$59,824	$55,449	$2,312

As of December 31, 2019 and 2018, United has allocated $2.51 million and $2.31 million, respectively, of specific reserves to customers whose loan terms have been modified in TDRs. As of December 31, 2019 and December 31, 2018, there were no commitments to lend additional amounts to customers with outstanding loans classified as TDRs.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7) Loans and Leases and Allowance for Credit Losses, continued

Loans modified under the terms of a TDR during the years ended December 31 are presented in the table below. In addition, the following table presents loans modified under the terms of a TDR that defaulted (became 90 days or more delinquent) during the years ended December 31 that were initially restructured within one year prior to default (dollars in thousands):

	New TDRs
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment by Type of Modification				TDRs Modified Within the Year That Have Subsequently Defaulted
Year Ended December 31, 2019			Rate Reduction	Structure	Other	Total	Number of Contracts	Recorded Investment
Owner occupied commercial real estate	4	$1,864	$—	$1,739	$—	$1,739	—	$—
Income producing commercial real estate	3	9,126	—	9,013	—	9,013	—	—
Commercial & industrial	2	136	—	75	7	82	—	—
Commercial construction	—	—	—	—	—	—	—	—
Equipment financing	9	1,071	—	1,071	—	1,071	—	—
Total commercial	18	12,197	—	11,898	7	11,905	—	—
Residential mortgage	15	2,102	—	2,057	—	2,057	1	135
Home equity lines of credit	1	50	—	50	—	50	—	—
Residential construction	1	22	—	—	21	21	1	13
Consumer	5	46	—	—	45	45	—	—
Indirect auto	15	271	—	—	262	262	—	—
Total loans	55	$14,688	$—	$14,005	$335	$14,340	2	$148
Year Ended December 31, 2018
Owner occupied commercial real estate	5	$1,438	$—	$1,387	$—	$1,387	3	$1,869
Income producing commercial real estate	2	3,753	106	3,637	—	3,743	—	—
Commercial & industrial	2	108	—	32	—	32	1	232
Commercial construction	—	—	—	—	—	—	1	3
Equipment financing	—	—	—	—	—	—	—	—
Total commercial	9	5,299	106	5,056	—	5,162	5	2,104
Residential mortgage	15	1,933	130	1,770	—	1,900	1	101
Home equity lines of credit	1	42	—	—	41	41	—	—
Residential construction	2	47	—	32	13	45	—	—
Consumer	2	7	—	—	7	7	—	—
Indirect auto	35	643	—	—	643	643	—	—
Total loans	64	$7,971	$236	$6,858	$704	$7,798	6	$2,205
Year Ended December 31, 2017
Owner occupied commercial real estate	6	$2,603	$—	$2,161	$108	$2,269	—	$—
Income producing commercial real estate	2	257	—	—	252	252	—	—
Commercial & industrial	6	901	—	174	533	707	—	—
Commercial construction	—	—	—	—	—	—	—	—
Equipment financing	—	—	—	—	—	—	—	—
Total commercial	14	3,761	—	2,335	893	3,228	—	—
Residential mortgage	23	2,174	—	2,165	—	2,165	4	852
Home equity lines of credit	1	296	—	—	176	176	—	—
Residential construction	4	135	40	95	—	135	—	—
Consumer	2	16	—	16	—	16	—	—
Indirect auto	34	786	—	—	786	786	—	—
Total loans	78	$7,168	$40	$4,611	$1,855	$6,506	4	$852

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7) Loans and Leases and Allowance for Credit Losses, continued

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired is presented below for the last three years (in thousands):

	2019			2018			2017
	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received
Owner occupied commercial real estate	$18,575	$1,124	$1,171	$19,881	$1,078	$1,119	$27,870	$1,271	$1,291
Income producing commercial real estate	14,253	739	730	17,138	893	895	24,765	1,265	1,178
Commercial & industrial	1,837	84	100	1,777	100	100	2,994	125	127
Commercial construction	3,233	129	146	3,247	176	174	5,102	225	229
Equipment financing	159	23	23	—	—	—	—	—	—
Total commercial	38,057	2,099	2,170	42,043	2,247	2,288	60,731	2,886	2,825
Residential mortgage	16,115	748	749	14,515	641	643	14,257	555	574
Home equity lines of credit	488	14	15	284	18	16	248	10	12
Residential construction	1,332	92	94	1,405	96	95	1,582	95	95
Consumer	203	15	15	249	18	18	292	22	22
Indirect auto	1,028	50	50	1,252	64	64	1,244	64	64
Total	$57,223	$3,018	$3,093	$59,748	$3,084	$3,124	$78,354	$3,632	$3,592

Nonaccrual and Past Due Loans
United’s policy is to place loans on nonaccrual status, when, in the opinion of management, the principal and interest on a loan is not likely to be repaid in full or when the loan becomes 90 days past due and is not well secured and in the process of collection. When a loan is classified on nonaccrual status, interest previously accrued, but not collected is reversed against current interest revenue. Principal and interest payments received on a nonaccrual loan are generally applied to reduce the loan’s recorded investment.

PCI loans are considered past due or delinquent when the contractual principal or interest due in accordance with the terms of the loan agreement remains unpaid after the due date of the scheduled payment. However, these loans are considered as performing, even though they may be contractually past due, as any non-payment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or future period yield adjustments. No PCI loans were classified as nonaccrual at December 31, 2019 or 2018 as the cash flows of the respective loan or pool of loans were considered estimable and probable of collection. Therefore, interest revenue, through accretion of the difference between the carrying value of the loans and the expected cash flows, is being recognized on all PCI loans.

The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms was approximately $1.26 million, $1.09 million, and $1.11 million for 2019, 2018, and 2017, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7) Loans and Leases and Allowance for Credit Losses, continued

The following table presents the recorded investment in nonaccrual loans held for investment by loan class as of the dates indicated (in thousands):

	December 31,
	2019	2018
Owner occupied commercial real estate	$10,544	$6,421
Income producing commercial real estate	1,996	1,160
Commercial & industrial	2,545	1,417
Commercial construction	2,277	605
Equipment financing	3,141	2,677
Total commercial	20,503	12,280
Residential mortgage	10,567	8,035
Home equity lines of credit	3,173	2,360
Residential construction	939	288
Consumer	159	89
Indirect auto	—	726
Total	$35,341	$23,778

Excluding PCI loans, substantially all loans more than 90 days past due were on nonaccrual status at December 31, 2019 and December 31, 2018. The following table presents the aging of the recorded investment in past due loans by class of loans as of the dates indicated (in thousands):

	Loans Past Due
	30 - 59 Days	60 - 89 Days	> 90 Days	Total	Loans Not Past Due	PCI Loans	Total
As of December 31, 2019
Owner occupied commercial real estate	$2,913	$2,007	$6,079	$10,999	$1,700,682	$8,546	$1,720,227
Income producing commercial real estate	562	706	401	1,669	1,979,053	27,228	2,007,950
Commercial & industrial	2,140	491	2,119	4,750	1,215,581	326	1,220,657
Commercial construction	1,867	557	96	2,520	966,833	6,862	976,215
Equipment financing	2,065	923	3,045	6,033	734,526	3,985	744,544
Total commercial	9,547	4,684	11,740	25,971	6,596,675	46,947	6,669,593
Residential mortgage	5,655	2,212	2,171	10,038	1,097,999	9,579	1,117,616
Home equity lines of credit	1,697	421	1,385	3,503	655,762	1,410	660,675
Residential construction	325	125	402	852	235,211	374	236,437
Consumer	668	181	27	876	127,020	336	128,232
Total loans	$17,892	$7,623	$15,725	$41,240	$8,712,667	$58,646	$8,812,553

As of December 31, 2018
Owner occupied commercial real estate	$2,542	$2,897	$1,011	$6,450	$1,631,602	$9,852	$1,647,904
Income producing commercial real estate	1,624	291	301	2,216	1,771,893	38,311	1,812,420
Commercial & industrial	7,189	718	400	8,307	1,269,632	408	1,278,347
Commercial construction	267	—	68	335	789,916	5,907	796,158
Equipment financing	1,351	739	2,658	4,748	551,924	7,942	564,614
Total commercial	12,973	4,645	4,438	22,056	6,014,967	62,420	6,099,443
Residential mortgage	5,461	1,788	1,950	9,199	1,030,883	9,150	1,049,232
Home equity lines of credit	2,112	864	902	3,878	688,520	1,612	694,010
Residential construction	509	63	190	762	209,515	734	211,011
Consumer	600	82	21	703	120,777	533	122,013
Indirect auto	750	323	633	1,706	205,986	—	207,692
Total loans	$22,405	$7,765	$8,134	$38,304	$8,270,648	$74,449	$8,383,401

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

Watch. Loans in this category are presently protected from apparent loss, however weaknesses exist that could cause future impairment, including the deterioration of financial ratios, past due status and questionable management capabilities. These loans require more than the ordinary amount of supervision. Collateral values generally afford adequate coverage, but may not be immediately marketable.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7) Loans and Leases and Allowance for Credit Losses, continued

As of December 31, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

	Pass	Watch	Substandard	Doubtful / Loss	Total
As of December 31, 2019
Owner occupied commercial real estate	$1,638,398	$24,563	$48,720	$—	$1,711,681
Income producing commercial real estate	1,914,524	40,676	25,522	—	1,980,722
Commercial & industrial	1,156,366	16,385	47,580	—	1,220,331
Commercial construction	960,251	2,298	6,804	—	969,353
Equipment financing	737,418	—	3,141	—	740,559
Total commercial	6,406,957	83,922	131,767	—	6,622,646
Residential mortgage	1,093,902	—	14,135	—	1,108,037
Home equity lines of credit	654,619	—	4,646	—	659,265
Residential construction	234,791	—	1,272	—	236,063
Consumer	127,507	8	381	—	127,896
Total loans, excluding PCI loans	8,517,776	83,930	152,201	—	8,753,907
Owner occupied commercial real estate	3,238	2,797	2,511	—	8,546
Income producing commercial real estate	19,648	6,305	1,275	—	27,228
Commercial & industrial	104	81	141	—	326
Commercial construction	3,628	590	2,644	—	6,862
Equipment financing	3,952	—	33	—	3,985
Total commercial	30,570	9,773	6,604	—	46,947
Residential mortgage	8,112	—	1,467	—	9,579
Home equity lines of credit	1,350	—	60	—	1,410
Residential construction	348	—	26	—	374
Consumer	303	—	33	—	336
Total PCI loans	40,683	9,773	8,190	—	58,646

Total loan portfolio	$8,558,459	$93,703	$160,391	$—	$8,812,553

As of December 31, 2018
Owner occupied commercial real estate	$1,585,797	$16,651	$35,604	$—	$1,638,052
Income producing commercial real estate	1,735,456	20,923	17,730	—	1,774,109
Commercial & industrial	1,247,206	8,430	22,303	—	1,277,939
Commercial construction	777,780	4,533	7,938	—	790,251
Equipment financing	553,995	—	2,677	—	556,672
Total commercial	5,900,234	50,537	86,252	—	6,037,023
Residential mortgage	1,028,660	—	11,422	—	1,040,082
Home equity lines of credit	688,493	—	3,905	—	692,398
Residential construction	209,744	—	533	—	210,277
Consumer	121,247	19	214	—	121,480
Indirect auto	205,632	—	2,060	—	207,692
Total loans, excluding PCI loans	8,154,010	50,556	104,386	—	8,308,952
Owner occupied commercial real estate	3,352	2,774	3,726	—	9,852
Income producing commercial real estate	23,430	13,403	1,478	—	38,311
Commercial & industrial	266	48	94	—	408
Commercial construction	3,503	188	2,216	—	5,907
Equipment financing	7,725	—	217	—	7,942
Total commercial	38,276	16,413	7,731	—	62,420
Residential mortgage	6,914	—	2,236	—	9,150
Home equity lines of credit	1,492	—	120	—	1,612
Residential construction	687	—	47	—	734
Consumer	493	—	40	—	533
Indirect auto	—	—	—	—	—
Total PCI loans	47,862	16,413	10,174	—	74,449

Total loan portfolio	$8,201,872	$66,969	$114,560	$—	$8,383,401

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8)	Premises and Equipment

Premises and equipment are summarized as follows as of the dates indicated (in thousands):

	December 31,
	2019	2018
Land and land improvements	$81,150	$78,066
Buildings and improvements	170,629	153,980
Furniture and equipment	97,997	93,854
Construction in progress	1,701	5,350
	351,477	331,250
Less accumulated depreciation	(135,501)	(125,110)
Premises and equipment, net	$215,976	$206,140

Depreciation expense was $15.3 million, $14.2 million and $12.0 million for 2019, 2018 and 2017, respectively.

(9)	Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets is summarized below as of the dates indicated (in thousands):

	December 31,
	2019	2018
Core deposit intangible (1)	$32,802	$62,652
Less: accumulated amortization (1)	(17,980)	(46,141)
Net core deposit intangible	14,822	16,511
Noncompete agreement	3,144	3,144
Less: accumulated amortization	(3,144)	(2,695)
Net noncompete agreement	—	449
Total intangibles subject to amortization, net	14,822	16,960
Goodwill	327,425	307,112
Total goodwill and other intangible assets, net	$342,247	$324,072

(1) Balances for 2019 exclude fully amortized core deposit intangibles.

The following is a summary of changes in the carrying amounts of goodwill for the years indicated (in thousands):

Goodwill (1)
December 31, 2017	$220,591
Acquisition of Navitas	87,379
Measurement period adjustments - FOFN and HCSB	(858)
December 31, 2018	307,112
Acquisition of FMBT	20,313
December 31, 2019	$327,425

(1) Goodwill balances presented as of December 31, 2019, 2018, and 2017 are shown net of accumulated impairment losses of $306 million incurred prior to 2017. Gross goodwill for December 31, 2019, 2018, and 2017 totaled $633 million, $613 million and $526 million, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)	Goodwill and Other Intangible Assets, continued

The estimated aggregate amortization expense for future periods for core deposit intangibles is as follows (in thousands):

Year
2020	$3,842
2021	3,019
2022	2,379
2023	1,852
2024	1,431
Thereafter	2,299
Total	$14,822

(10) Servicing Assets and Liabilities

Servicing Rights for SBA/USDA Loans
United accounts for servicing rights for SBA/USDA loans at fair value. The following table summarizes the changes in SBA/USDA servicing rights for the years indicated (in thousands)

	2019	2018	2017
Servicing rights for SBA/USDA loans, beginning of period	$7,510	$7,740	$5,752
Additions:
Acquired servicing rights(1)	—	(354)	419
Originated servicing rights capitalized upon sale of loans	1,835	2,573	2,737
Subtractions:
Disposals	(1,258)	(810)	(621)
Changes in fair value:
Due to change in inputs or assumptions used in the valuation model	(1,293)	(1,639)	(547)
Servicing rights for SBA/USDA loans, end of period	$6,794	$7,510	$7,740
 (1) Includes measurement period adjustments further discussed in Note 3.

The portfolio of SBA/USDA loans serviced for others, which is not included in the accompanying balance sheets, was $411 million and $386 million, respectively, at December 31, 2019 and 2018. The amount of contractually specified servicing fees earned by United on these servicing rights during the years ended December 31, 2019, 2018 and 2017 was $3.82 million, $3.44 million and $2.60 million, respectively.

A summary of the key characteristics, inputs, and economic assumptions used in the discounted cash flow method utilized to estimate the fair value of the servicing asset for SBA/USDA loans and the sensitivity of the fair values to immediate adverse changes in those assumptions are shown in the table below as of the dates indicated (dollars in thousands):

	December 31,
	2019	2018
Fair value of retained servicing assets	$6,794	$7,510
Prepayment rate assumption	16.5%	12.1%
10% adverse change	$(352)	$(267)
20% adverse change	$(671)	$(515)
Discount rate	12.3%	14.5%
100 bps adverse change	$(184)	$(196)
200 bps adverse change	$(358)	$(381)
Weighted-average life (years)	3.9	5.0
Weighted-average gross margin	1.9%	1.9%

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10) Servicing Assets and Liabilities, continued

Residential Mortgage Servicing Rights
United accounts for residential mortgage servicing rights at fair value. The following table summarizes the changes in residential mortgage servicing rights for the years indicated (in thousands).

	2019	2018	2017
Residential mortgage servicing rights, beginning of period	$11,877	$8,262	$4,372
Additions:
Originated servicing rights capitalized upon sale of loans	5,783	4,587	3,602
Subtractions:
Disposals	(1,098)	(537)	(328)
Changes in fair value:
Initial election to carry at fair value on January 1, 2017	—	—	698
Due to change in inputs or assumptions used in the valuation	(2,997)	(435)	(82)
Residential mortgage servicing rights, end of period	$13,565	$11,877	$8,262

The portfolio of residential mortgage loans serviced for others, which is not included in the consolidated balance sheets, was $1.60 billion and $1.21 billion, respectively, at December 31, 2019 and 2018. The amount of contractually specified servicing fees earned by United on these servicing rights during the year ended December 31, 2019, 2018 and 2017 was $3.67 million, $2.37 million and $1.72 million, respectively.

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the servicing asset for residential mortgage loans and the sensitivity of the fair values to immediate adverse changes in those assumptions are shown in the table below as of the dates indicated (in thousands):

	December 31,
	2019	2018
Fair value of retained servicing assets	$13,565	$11,877
Prepayment rate assumption	14.1%	10.6%
10% adverse change	$(662)	$(466)
20% adverse change	$(1,270)	$(898)
Discount rate	10.0%	10.0%
100 bps adverse change	$(467)	$(448)
200 bps adverse change	$(900)	$(863)

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

Servicing Liability for Equipment Financing Loans
United accounts for the servicing liability associated with sold equipment finance loans using the amortization method. The portfolio of equipment financing loans serviced for others, which is not included in the accompanying balance sheets, was $42.4 million and $28.4 million at December 31, 2019 and 2018, respectively. The servicing liability related to these loans totaled $363,000 and $207,000 at December 31, 2019 and 2018, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11)	Deposits

At December 31, 2019, the contractual maturities of time deposits, including brokered time deposits, are summarized as follows (in thousands):

2020	$1,639,355
2021	187,367
2022	41,402
2023	12,451
2024	8,064
thereafter	56,444
Total time deposits	$1,945,083

At December 31, 2019 and 2018, time deposits, excluding brokered time deposits, that met or exceeded the FDIC insurance limit of $250,000 totaled $367 million and $262 million, respectively.

At December 31, 2019 and 2018, United held $85.5 million and $544 million, respectively, in certificates of deposit obtained through third party brokers. The daily average balance of these brokered deposits totaled $241 million and $347 million in 2019 and 2018, respectively. The brokered certificates of deposit at December 31, 2019 had maturities ranging from 2020 through 2033 and are callable by United. United has certain market-linked brokered deposits that are considered hybrid instruments that contain embedded derivatives that have been bifurcated from the host contract leaving host instruments paying a rate of 90 day London Interbank Offered Rate (“LIBOR”) minus a spread that, at times, has resulted in a negative yield.

(12) Federal Home Loan Bank Advances

At December 31, 2018, United had FHLB advances totaling $160 million with a weighted average interest rate of 2.52%. At December 31, 2019, United had no FHLB advances outstanding. FHLB advances are collateralized by owner occupied and income producing commercial real estate and residential mortgage loans, investment securities and FHLB stock.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13) Long-term Debt

Long-term debt consisted of the following (in thousands):

	December 31,		Issue Date	Stated Maturity Date	Earliest Call Date
	2019	2018				Interest Rate
Obligations of the Bank and its Subsidiaries:
NER 16-1 Class A-2 notes	$—	$19,975	2016	2021	n/a	2.20%
NER 16-1 Class B notes	—	25,489	2016	2021	n/a	3.22%
NER 16-1 Class C notes	—	6,319	2016	2021	n/a	5.05%
NER 16-1 Class D notes	—	3,213	2016	2023	n/a	7.87%
Total securitized notes payable	—	54,996

Obligations of the Holding Company:
2022 senior debentures	50,000	50,000	2015	2022	2020	5.000% through August 13, 2020, 3-month LIBOR plus 3.814% thereafter
2027 senior debentures	35,000	35,000	2015	2027	2025	5.500% through August 13, 2025, 3-month LIBOR plus 3.71% thereafter
Total senior debentures	85,000	85,000

2028 subordinated debentures	100,000	100,000	2018	2028	2023	4.500% through January 30, 2023, 3-month LIBOR plus 2.12% thereafter
2025 subordinated debentures	11,250	11,500	2015	2025	2020	6.250%
Total subordinated debentures	111,250	111,500

Southern Bancorp Capital Trust I	4,382	4,382	2004	2034	2009	Prime + 1.00%
Tidelands Statutory Trust I	8,248	8,248	2006	2036	2011	3-month LIBOR plus 1.38%
Four Oaks Statutory Trust I	12,372	12,372	2006	2036	2011	3-month LIBOR plus 1.35%
Total trust preferred securities	25,002	25,002
Less discount	(8,588)	(9,309)
Total long-term debt	$212,664	$267,189

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

Securitized Notes Payable
United acquired, as part of the Navitas acquisition, NER 16-1, which is a bankruptcy-remote securitization entity whose sole purpose is to receive loans to secure financings. NER 16-1 provided financing by issuing notes to investors through a private offering of Receivable-Backed Notes under Rule 144A of the Securities and Exchange Act of 1934. These notes are collateralized by specific

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13) Long-term Debt, continued

qualifying loans and by cash placed in restricted cash accounts. These notes will continue amortizing sequentially based on collections on the underlying loans available to pay the note holders at each monthly payment date after payment of certain amounts as specified in the securitization documents including fees to various parties to the securitizations, interest due to the note holders and certain other payments. Sequentially, each subsequent class of note holders receive principal payments until paid down in full prior to the remaining subsequent class of note holders receiving principal payments. In addition to the pay-downs on these notes, they also have legal final maturity dates as reflected in the table above. During 2019, NER 16-1 executed a payoff and termination of the remaining notes outstanding in accordance with the terms of the related securitization documents.

Trust Preferred Securities
Trust preferred securities qualify as Tier 1 capital under risk based capital guidelines subject to certain limitations. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indentures.

(14) Operating Leases

As of December 31, 2019, United had a right-of-use asset and lease liability of $19.9 million and $22.0 million, respectively, included in other assets and other liabilities, respectively, on the balance sheet.

The table below presents the operating lease income and expense recognized for the year ended December 31, 2019 (in thousands).

	2019	Income Statement Location
Operating lease cost	$5,067	Occupancy expense
Variable lease cost	449	Occupancy expense
Short-term lease cost	136	Occupancy expense
Total lease cost	$5,652

Sublease income and rental income from owned properties under operating leases	$1,160	Other noninterest income

As of December 31, 2019, the weighted average remaining lease term and weighted average discount rate of operating leases was 5.33 years and 2.79%, respectively. Absent a readily determinable interest rate in the lease agreement, the discount rate applied to each individual lease obligation was the Bank’s incremental borrowing rate for secured borrowings.

As of December 31, 2019, future minimum lease payments under operating leases were as follows (in thousands):

Year
2020	$4,939
2021	5,124
2022	4,694
2023	3,992
2024	1,728
Thereafter	3,364
Total	23,841
Less discount	(1,802)
Present value of lease liability	$22,039

As discussed in Note 2, United adopted Topic 842 using the modified retrospective method with a cumulative effect adjustment to shareholders’ equity without restating comparable periods. As a result, disclosures for comparative periods under the predecessor standard, ASC 840, Leases, are required in the year of transition. As of December 31, 2018, rent commitments under operating leases were $5.35 million, $5.16 million, $4.91 million, $4.48 million, and $3.91 million, for 2019 through 2023, respectively, and $5.04 million in the aggregate for years thereafter. Rent expense recorded in accordance with ASC 840 for the years ended December 31, 2018 and 2017 was $4.70 million and $4.32 million, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15)	Reclassifications Out of Accumulated Other Comprehensive Income

The following presents the details regarding amounts reclassified out of accumulated other comprehensive income (in thousands).

	Amounts Reclassified from Accumulated Other Comprehensive Income For the Years Ended December 31,
Details about Accumulated Other Comprehensive Income Components				Affected Line Item in the Statement Where Net Income is Presented
	2019	2018	2017
Realized (losses) gains on available-for-sale securities:
	$(1,021)	$(656)	$42	Securities (losses) gains, net
	247	132	(14)	Income tax benefit (expense)
	$(774)	$(524)	$28	Net of tax

Amortization of losses included in net income on available-for-sale securities transferred to held to maturity:
	$(383)	$(739)	$(1,069)	Investment securities interest revenue
	92	180	401	Income tax benefit
	$(291)	$(559)	$(668)	Net of tax

Amortization of losses included in net income on terminated derivative financial instruments previously accounted for as cash flow hedges:
	$(235)	$—	$—	Other expense
	(102)	(499)	(599)	Deposit interest expense
	—	—	(292)	Federal Home Loan Bank advances interest expense
	(337)	(499)	(891)	Total before tax
	86	129	346	Income tax benefit
	$(251)	$(370)	$(545)	Net of tax

Reclassification of disproportionate tax effect related to terminated and current cash flow hedges:
	$—	$—	$(3,289)	Income tax expense

Reclassifications related to defined benefit pension plan activity:
Prior service cost	$(640)	$(666)	$(560)	Salaries and employee benefits expense
Actuarial losses	(59)	(241)	—	Other expense
Actuarial losses	—	—	(238)	Salaries and employee benefits expense
Termination of defined benefit pension plan	(1,558)	—	—	Merger-related and other
	(2,257)	(907)	(798)	Total before tax
	576	247	310	Income tax benefit
	$(1,681)	$(660)	$(488)	Net of tax

Total reclassifications for the period	$(2,997)	$(2,113)	$(4,962)	Net of tax

Amounts shown above in parentheses reduce earnings

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16) Earnings Per Share

The following table sets forth the computation of basic and diluted net income per common share for the years indicated (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Net income	$185,721	$166,111	$67,821
Dividends and undistributed earnings allocated to unvested shares	(1,375)	(1,184)	(571)
Net income available to common stockholders	$184,346	$164,927	$67,250
Income per common share:
Basic	$2.31	$2.07	$0.92
Diluted	2.31	2.07	0.92
Weighted average common shares:
Basic	79,700	79,662	73,247
Effect of dilutive securities:
Stock options	1	7	12
Restricted stock units	7	2	—
Diluted	79,708	79,671	73,259

At December 31, 2019, United had the following potentially dilutive instruments outstanding: 1,000 shares of common stock issuable upon exercise of stock options with a weighted average exercise price of $30.45 and 183,168 shares of common stock issuable upon vesting of restricted stock unit awards.

At December 31, 2018, United excluded 32,316 potentially dilutive shares of common stock issuable upon exercise of stock options because of their antidilutive effect.

At December 31, 2017, United had the following potentially dilutive instruments outstanding: a warrant to purchase 219,909 shares of common stock at $61.40 per share; 60,287 shares of common stock issuable upon exercise of stock options; and 663,817 shares of common stock issuable upon completion of vesting of restricted stock unit awards.

(17) Income Taxes

Income tax expense is as follows for the years indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current	$38,082	$17,185	$5,451
Deferred	14,909	32,630	60,951
Increase in valuation allowance	—	—	413
Expense due to enactment of federal tax reform	—	—	38,198
Total income tax expense	$52,991	$49,815	$105,013

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17) Income Taxes, continued

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 21% in 2019 and 2018 and 35% in 2017 to income before income taxes are as follows for the years indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Pretax income at statutory rates	$50,130	$45,344	$60,492
Add (deduct):
State taxes, net of federal benefit	7,168	6,765	4,139
Bank owned life insurance earnings	(1,127)	(747)	(1,141)
Adjustment to reserve for uncertain tax positions	84	80	59
Tax-exempt interest revenue	(1,827)	(1,229)	(1,199)
Equity compensation	(375)	(892)	(799)
Transaction costs	16	78	408
Tax credit investments	(464)	(29)	(89)
Change in state statutory tax rate	—	583	81
Increase in valuation allowance	—	—	413
Release of disproportionate tax effects related to de-designated cash flow hedges	—	—	3,400
Expense due to enactment of federal tax reform	—	—	38,198
Other	(614)	(138)	1,051
Total income tax expense	$52,991	$49,815	$105,013

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

Also, on December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided guidance on accounting for the tax effects of the Tax Act. SAB118 provided a one-year measurement period from the Tax Act enactment date for companies to complete the related accounting under ASC Topic 740, Income Taxes (“ASC 740”). United’s 2017 financial results reflected both the income tax effects of the Tax Act for which the accounting was complete and provisional amounts for certain income tax effects of the Tax Act for which the accounting was incomplete, but a reasonable estimate could be determined. In 2017, United recorded a provisional amount of income tax expense of $38.2 million for the impact of the re-measurement of its deferred tax asset. No material adjustments to the provisional amount were recorded during the one-year measurement period.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17) Income Taxes, continued

The following summarizes the sources and expected tax consequences of future taxable deductions (revenue) which comprise the net deferred tax asset as of the dates indicated (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Allowance for loan losses	$14,910	$14,604
Net operating loss carryforwards	27,568	39,204
Deferred compensation	9,363	8,535
Loan purchase accounting adjustments	6,599	8,658
Reserve for losses on foreclosed properties	20	61
Nonqualified share based compensation	2,041	1,190
Accrued expenses	3,958	3,536
Investment in partnerships	67	426
Unamortized pension actuarial losses and prior service cost	1,739	1,606
Unrealized losses on securities available-for-sale	—	8,092
Unrealized losses on cash flow hedges	—	86
Lease liability	5,327	—
Other	2,038	1,235
Total deferred tax assets	73,630	87,233
Deferred tax liabilities:
Unrealized gains on securities available-for-sale	7,943	—
Acquired intangible assets	2,530	2,772
Premises and equipment	3,002	1,291
Loan origination costs	3,538	3,734
True tax leases	7,783	6,020
Prepaid expenses	373	398
Servicing assets	4,428	2,862
Derivatives	1,075	525
Right-of-use asset	4,809	—
Uncertain tax positions	1,792	2,036
Total deferred tax liabilities	37,273	19,638
Less valuation allowance	2,298	3,371
Net deferred tax asset	$34,059	$64,224

The change in the net deferred tax asset includes an increase of $203,000 due to current year merger and acquisition activity and the adoption of Topic 842.

At December 31, 2019, United had state net operating loss carryforwards of approximately $10.5 million that begin to expire in 2021, $3.71 million that begin to expire in 2027 and $197 million that begin to expire in 2031, if not previously utilized. United had $74.6 million in federal net operating loss carryforwards subject to annual limitation under IRC Section 382 that begin to expire in 2027, if not previously utilized. United had $4.33 million of state tax credits that begin to expire in 2025, if not previously utilized.

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

At December 31, 2019 and 2018, based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of the net deferred tax asset will be realized based upon future taxable income. The valuation allowance of $2.30 million and $3.37 million, respectively, was related to specific state income tax credits that have short carryforward periods and certain acquired state net operating losses, both of which are expected to expire unused.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17) Income Taxes, continued

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management’s conclusion at December 31, 2019 that it was more likely than not that the net deferred tax asset of $34.1 million will be realized is based on management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts which consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of the deferred tax asset.

A reconciliation of the beginning and ending unrecognized tax benefit related to uncertain tax positions is as follows for the years indicated (in thousands):

	2019	2018	2017
Balance at beginning of year	$3,264	$3,163	$3,892
Additions based on tax positions related to the current year	481	470	441
Decreases resulting from a lapse in the applicable statute of limitations	(375)	(369)	(351)
Remeasurement due to enactment of federal tax reform	—	—	(819)
Balance at end of year	$3,370	$3,264	$3,163

Approximately $2.92 million of the unrecognized tax benefit at December 31, 2019 would increase income from continuing operations, and thus affect United’s effective tax rate, if ultimately recognized into income.

It is United’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts. There were no penalties and interest related to income taxes recorded in the income statement in 2019, 2018 or 2017. No amounts were accrued for interest and penalties on the balance sheet at December 31, 2019 or 2018.

United and its subsidiaries file a consolidated U.S. federal income tax return, as well as various state returns in the states where it operates. United’s federal and state income tax returns are no longer subject to examination by taxing authorities for years before 2016.

(18) Pension and Employee Benefit Plans

United offers a defined contribution 401(k) plan (the “401(k) Plan”) that covers substantially all employees meeting certain minimum service requirements. The 401(k) Plan allows employees to make pre-tax contributions to the 401(k) Plan and, prior to March 1, 2018, United matched 70% of employee contributions up to 5% of eligible compensation. The matching contribution was increased to 100% of employee contributions up to 5% of eligible compensation effective March 1, 2018. Employees begin to receive matching contributions after completing one year of service and benefits vest after three years of service. United’s 401(k) Plan is administered in accordance with applicable laws and regulations. Compensation expense from continuing operations related to the 401(k) Plan totaled $5.30 million, $4.73 million and $2.66 million in 2019, 2018 and 2017, respectively. The 401(k) Plan allows employees to choose to invest among a number of investment options that previously included United’s common stock. Effective January 1, 2015, United’s common stock was no longer offered as an investment option for new contributions.

United sponsors a non-qualified deferred compensation plan for its executive officers, certain other key employees and members of United’s Board of Directors and its community banks’ advisory boards of directors. The deferred compensation plan provides for the pre-tax deferral of compensation, fees and other specified benefits. The deferred compensation plan also permits each employee participant to elect to defer a portion of his or her base salary, bonus or vested restricted stock units and permits each eligible director participant to elect to defer all or a portion of his or her director’s fees. Further, the deferred compensation plan allows for additional contributions by an employee, with matching contributions by United, for amounts that exceed the allowable amounts under the 401(k) Plan. During 2019, 2018 and 2017, United recognized $162,000, $119,000 and $35,000, respectively, in matching contributions for this provision of the deferred compensation plan. The Board of Directors may also elect to make a discretionary contribution to any or all participants. No discretionary contributions were made in 2019, 2018 or 2017.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18) Pension and Employee Benefit Plans, continued

United acquired Palmetto Bancshares, Inc. (“Palmetto”) on September 1, 2015, including its funded noncontributory defined benefit pension plan (“Funded Plan”), which covered all full-time Palmetto employees who had fulfilled at least 12 months of continuous service and attained age 21 by December 31, 2007. Benefits under the Funded Plan were no longer accrued for service subsequent to 2007. On December 28, 2018, United filed a Notice of Standard Termination with the Pension Benefit Guaranty Corporation in accordance with regulatory requirements. During 2019, United settled the liabilities of its Funded Plan. Participants elected to receive either lump sum distributions or annuity contracts purchased from a third-party insurance company that provided for the payment of vested benefits. United contributed $4.90 million to the Funded Plan in the third quarter 2019 to fund its liquidation.

As a result of the pension termination, unrecognized losses of $1.56 million, which were previously recorded in accumulated other comprehensive income (loss) on the consolidated balance sheets, were recognized as expense and an additional pension plan settlement loss of $1.38 million was recorded in the consolidated statements of income. Including both charges, the total Funded Plan settlement loss was$2.94 million, which was included in merger-related and other charges for the year ended December 31, 2019.

Weighted-average assumptions used to determine pension benefit obligations at year end and net periodic pension cost are shown in the table below:

	2019	2018
	Modified Retirement Plan	Modified Retirement Plan	Funded Plan
Discount rate for disclosures	3.25%	4.40%	Various
Discount rate for net periodic benefit cost	4.40%	3.75%	3.75%
Expected long-term rate of return	N/A	N/A	4.00%
Rate of compensation increase	N/A	N/A	N/A
Measurement date	12/31/2019	12/31/2018	12/31/2018

The Modified Retirement Plan discount rates are determined in consultation with the third-party actuary and are set by matching the projected benefit cash flow to a notional yield curve developed by reference to high-quality fixed income investments. The discount rates are determined as the rate which would provide the same present value as the plan cash flows discounted to the measurement date using the full series of spot rates along the notional yield curve as of the measurement date. This process was also utilized when determining the Funded Plan discount rate for net periodic benefit cost. Because plan termination of the Funded Plan was imminent when determining the 2018 discount rate for disclosures, assumptions were utilized that were consistent with those to be used with regard to plan termination. For retirees, a discount rate of 3.6% was determined based on the third-party actuary’s recent experience with group annuities from insurance companies. For non-retirees, the assumption was that all participants would elect a lump-sum payment and, as a result, the IRS assumptions for lump-sum payments were utilized (discount rate of 3.33% for payments in first five years, 4.39% for payments during next 15 years and 4.72% for payments beyond 20 years).

The expected long-term rate of return was designed to approximate the actual long-term rate of return over time. Therefore, the pattern of income / expense recognition should match the stable pattern of services provided by employees over the life of the pension obligation. Expected returns on plan assets were developed in conjunction with input from external advisors and took into account the investment policy, actual investment allocation, long-term expected rates of return on the relevant asset classes and considered any material forward-looking return expectations for these major asset classes.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18) Pension and Employee Benefit Plans, continued

United recognizes the underfunded status of the plans as a liability in the consolidated balance sheets. Information about changes in obligations and plan assets follows (in thousands):

	2019		2018
	Modified Retirement Plan	Funded Plan	Modified Retirement Plan	Funded Plan
Accumulated benefit obligation:
Accumulated benefit obligation - beginning of year	$21,736	$16,011	$21,705	$17,700
Service cost	392	—	363	—
Interest cost	931	166	801	647
Plan amendments	386	—	412	—
Actuarial (gains) losses	2,390	1,489	(949)	(839)
Benefits paid	(730)	(17,666)	(596)	(1,497)
Accumulated benefit obligation - end of year	25,105	—	21,736	16,011
Change in plan assets, at fair value:
Beginning plan assets	—	12,595	—	14,308
Actual return	—	173	—	(216)
Employer contribution	730	4,898	596	—
Benefits paid	(730)	(17,666)	(596)	(1,497)
Plan assets - end of year	—	—	—	12,595
Funded status - end of year (plan assets less benefit obligations)	$(25,105)	$—	$(21,736)	$(3,416)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows (in thousands):

	2019		2018		2017
	Modified Retirement Plan	Funded Plan	Modified Retirement Plan	Funded Plan	Modified Retirement Plan	Funded Plan
Service cost	$392	$—	$363	$—	$551	$—
Interest cost	931	166	801	647	778	738
Expected return on plan assets	—	(106)	—	(551)	—	(630)
Amortization of prior service cost	635	—	666	—	560	—
Amortization of net losses	59	—	241	—	238	—
Net periodic benefit cost	$2,017	$60	$2,071	$96	$2,127	$108

The estimated net loss and prior service costs for the Modified Retirement Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $326,000 and $531,000, respectively, as of December 31, 2019.

The following table summarizes the estimated future benefit payments expected to be paid from the Modified Retirement Plan for the periods indicated (in thousands).

2020	$1,301
2021	1,176
2022	1,170
2023	1,164
2024	1,156
2025-2029	7,133

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18) Pension and Employee Benefit Plans, continued

The following table summarizes the Funded Plan assets by major category as of the December 31, 2018, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands).

	Level 1	Level 2	Level 3	Total
Money market fund	$—	$1,033	$—	$1,033
Mutual funds	4,881	—	—	4,881
Corporate stocks	4,465	—	—	4,465
Exchange traded funds	2,216	—	—	2,216
Total plan assets	$11,562	$1,033	$—	$12,595

For fair value measurement, money market funds were valued at amortized cost, which approximates fair value. Mutual funds, U.S. treasuries, corporate stocks, and exchange traded funds were valued at the closing price reported in the active market in which the instrument is traded. See Note 24 for more details regarding fair value measurements and the fair value hierarchy.

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although management believes the valuation methods were appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

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

Derivatives designated as hedging instruments

		December 31,
Interest Rate Products	Balance Sheet Location	2019	2018
Fair value hedge of brokered CDs	Derivative liabilities	$880	$1,682
		$880	$1,682

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19) Derivatives and Hedging Activities, continued

Derivatives not designated as hedging instruments

		December 31,
Interest Rate Products	Balance Sheet Location	2019	2018
Customer derivative positions	Derivative assets	$27,277	$5,216
Dealer offsets to customer derivative positions	Derivative assets	394	7,620
Mortgage banking - loan commitment	Derivative assets	1,970	1,190
Mortgage banking - forward sales commitment	Derivative assets	98	28
Bifurcated embedded derivatives	Derivative assets	5,268	10,651
		$35,007	$24,705

Customer derivative positions	Derivative liabilities	$446	$9,661
Dealer offsets to customer derivative positions	Derivative liabilities	6,425	781
Risk participations	Derivative liabilities	12	8
Mortgage banking - forward sales commitment	Derivative liabilities	86	259
Dealer offsets to bifurcated embedded derivatives	Derivative liabilities	7,667	13,339
De-designated hedges	Derivative liabilities	—	703
		$14,636	$24,751

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

Cash Flow Hedges of Interest Rate Risk
At December 31, 2019 and 2018, United did not have any active cash flow hedges. Changes in balance sheet composition and interest rate risk position made cash flow hedges not currently necessary as protection against rising interest rates. The loss remaining in other comprehensive income from prior hedges that had previously been de-designated was being amortized into earnings over the original term of the swaps as the forecasted transactions that the swaps were originally designated to hedge were still expected to occur. This was the only effect of cash flow hedges on the consolidated statements of income for the years ended December 31, 2019, 2018 and 2017. During the second quarter of 2019, United amortized the remaining balance of losses on terminated hedging positions from other comprehensive income. See Note 15 for further detail.

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

At December 31, 2019 and 2018, United had four interest rate swaps with an aggregate notional amount of $37.9 million and $39.0 million, respectively, that were designated as fair value hedges of fixed-rate brokered time deposits. The swaps involved the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements.

During 2017 and through the first quarter of 2018, United also had receive-variable / pay-fixed interest rate swaps designated as fair value hedges of fixed-rate investments.

The table below presents the effect of derivatives in fair value hedging relationships on the consolidated statements of income (in thousands).

	Year Ended December 31,
	2019	2018			2017
	Interest expense - deposits	Interest expense - deposits	Interest revenue - taxable investment securities	Other noninterest income	Interest expense - deposits	Interest revenue - taxable investment securities
Total amounts presented in the consolidated statements of income	$66,856	$39,543	$73,496	$24,142	$17,062	$70,172

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	(327)	(245)	17	—	160	(302)
Recognized on derivatives	733	(220)	—	356	(657)	72
Recognized on hedged items	(766)	(145)	—	(447)	371	(265)
Net income (expense) recognized on fair value hedges	$(360)	$(610)	$17	$(91)	$(126)	$(495)

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

The table below presents the carrying amount of hedged fixed-rate brokered time deposits and cumulative fair value hedging adjustments included in the carrying amount of the hedged liability for the periods presented (in thousands).

	December 31,
	2019		2018
Balance Sheet Location	Carrying amount of Assets (Liabilities)	Hedge Accounting Basis Adjustment	Carrying amount of Assets (Liabilities)	Hedge Accounting Basis Adjustment
Deposits	$(35,880)	$645	$(35,776)	$1,838

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19) Derivatives and Hedging Activities, continued

Derivatives Not Designated as Hedging Instruments
The table below presents the gains and losses recognized in income on derivatives not designated as hedging instruments for the periods indicated (in thousands).

	Income Statement Location	Year Ended December 31,
		2019	2018	2017
Customer derivatives and dealer offsets	Other noninterest income	$2,878	$2,658	$2,416
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	212	307	429
Interest rate caps	Other noninterest income	—	501	252
De-designated hedges	Other noninterest income	(193)	31	(62)
Mortgage banking derivatives	Mortgage loan revenue	(1,797)	904	(676)
Risk participations	Other noninterest income	(3)	12	5
Total gains and losses		$1,097	$4,413	$2,364

Credit-risk-related Contingent Features
United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each non-customer counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty. As of December 31, 2019, collateral totaling $14.9 million was pledged toward derivatives in a liability position.

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

United and the Bank are also subject to a “capital conservation buffer,” which is designed to absorb losses during periods of economic stress. Banking organizations with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and discretionary bonus compensation based on the amount of the shortfall.

As of December 31, 2019, United and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time. To be categorized as well-capitalized at December 31, 2019, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at such time, as set forth in the table below and have met certain other requirements. Management believes that United and the Bank exceeded all well-capitalized requirements at December 31, 2019, and there have been no conditions or events since year-end that would change the status of well-capitalized.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20) Regulatory Matters, continued

Regulatory capital ratios at December 31, 2019 and 2018, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under prompt corrective action provisions in effect at such times are presented below for United and the Bank (dollars in thousands):

	Basel III Guidelines		United Community Banks, Inc. (consolidated)		United Community Bank
	Minimum (1)	Well Capitalized	2019	2018	2019	2018
Risk-based ratios:
Common equity tier 1 capital	4.5%	6.5%	12.97%	12.16%	14.87%	12.91%
Tier 1 capital	6.0	8.0	13.21	12.42	14.87	12.91
Total capital	8.0	10.0	15.01	14.29	15.54	13.60
Tier 1 leverage ratio	4.0	5.0	10.34	9.61	11.63	9.98
Common equity tier 1 capital			$1,275,148	$1,148,355	$1,458,720	$1,216,449
Tier 1 capital			1,299,398	1,172,605	1,458,720	1,216,449
Total capital			1,476,302	1,348,843	1,524,267	1,281,062
Risk-weighted assets			9,834,051	9,441,622	9,810,477	9,421,009
Average total assets			12,568,563	12,207,986	12,545,254	12,183,341

(1) As of December 31, 2019 and 2018 the additional capital conservation buffer in effect was 2.50% and 1.87%

Cash, Dividend, Loan and Other Restrictions
At December 31, 2019 and 2018, the Bank did not have a required reserve balance at the Federal Reserve Bank of Atlanta.

Federal and state banking regulations place certain restrictions on dividends paid by the Bank to the Holding Company. During 2018, the Bank received regulatory approval to pay cash dividends to the Holding Company of $162 million. No cash dividends were paid by the Bank to the Holding Company in 2019.

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

(21) Commitments and Contingencies

The following table summarizes, as of the dates indicated, the contract amount of off-balance sheet instruments (in thousands):

	December 31,
	2019	2018
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,126,275	$2,129,463
Letters of credit	22,533	25,447

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

The Bank holds minor investments in certain limited partnerships for CRA purposes. As of December 31, 2019, the Bank had a recorded investment of $34.8 million in these limited partnerships and had committed to fund an additional $5.72 million related to future capital calls that has not been reflected in the consolidated balance sheet.

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

(22) Common and Preferred Stock

In November of 2019, United’s Board of Directors authorized an update to the existing common stock repurchase plan to authorize the repurchase of its common stock up to $50 million. The program is scheduled to expire on the earlier of United’s repurchase of its common stock having an aggregate purchase price of $50 million or December 31, 2020. Under the program, shares may be repurchased in open market transactions or in privately negotiated transactions, from time to time, subject to market conditions. During 2019, 500,495 shares were repurchased under the program. During 2018, no shares were repurchased under the program. As of December 31, 2019, United had remaining authorization to repurchase up to $50.0 million of outstanding common stock under the program.

United may issue preferred stock in one or more series, up to a maximum of 10,000,000 shares. Each series shall include the number of shares issued, preferences, special rights and limitations as determined by the Board of Directors. United had no preferred stock outstanding as of December 31, 2019 or 2018.

(23) Equity Compensation and Related Plans

United has an equity compensation plan that allows for grants of various share-based compensation. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options and restricted stock unit awards provide for accelerated vesting if there is a change in control of United or certain other conditions are met (as defined in the plan document). As of December 31, 2019, 1.32 million additional awards could be granted under the plan.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(23) Equity Compensation and Related Plans, continued

Restricted stock units and options outstanding and activity for the years ended December 31 consisted of the following:

	Restricted Stock Units			Options
	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (000’s)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs.)	Aggregate Intrinsic Value (000’s)
December 31, 2016	690,970	$18.60		72,665	$34.34
Granted	270,339	26.50		—	—
Vested	(284,662)	17.48		—	—
Expired	—	—		(1,538)	147.60
Cancelled	(12,830)	19.91		(10,840)	75.08
December 31, 2017	663,817	22.40		60,287	24.12
Granted	416,484	30.54		—	—
Vested / Exercised	(290,013)	20.18		(12,000)	11.85
Cancelled	(30,542)	23.65		(1,148)	31.50
December 31, 2018	759,746	27.66		47,139	27.07
Granted	315,827	26.74		—	—
Vested / Exercised	(216,138)	25.38	$6,004	(13,000)	16.34
Expired	—			(30,243)	31.43
Cancelled	(51,011)	27.18		(2,396)	29.68
December 31, 2019	808,424	27.94	24,964	1,500	27.95	0.27	$4
Vested / Exercisable
at December 31, 2019	—	—		1,500	27.95	0.27	4

The following is a summary of stock options outstanding at December 31, 2019:

Options Outstanding				Options Exercisable
Shares	Range	Weighted Average Price	Average Remaining Life	Shares	Weighted Average Price
500	20.00 - 25.00	$22.95	0.22	500	$22.95
1,000	30.01 - 30.45	30.45	0.29	1,000	30.45
1,500	20.00 - 30.45	27.95	0.27	1,500	27.95

No compensation expense relating to options was included in earnings for 2019. Compensation expense relating to options of $18,000 and $28,000, respectively, was included in earnings for 2018 and 2017. The amount of compensation expense for all periods was determined based on the fair value of options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period.

Compensation expense for restricted stock units without market conditions is based on the market value of United’s common stock on the date of grant. United recognizes the impact of forfeitures as they occur. The value of restricted stock unit awards is amortized into expense over the service period. Compensation expense recognized in the consolidated statements of income for employee restricted stock unit awards in 2019, 2018 and 2017 was $8.98 million, $5.69 million and $5.51 million, respectively. Of the expense related to restricted stock unit awards during the twelve months ended December 31, 2019, $1.38 million related to the modification of existing awards resulting from an acceleration of vesting of awards due to retirement and $740,000 related to awards granted in conjunction with an acquisition, both of which were recognized in merger-related and other charges in the consolidated statement of income. The remaining expense of $6.86 million was recognized in salaries and employee benefits expense, as was the entire amount for 2018. Of the expense recognized related to restricted stock unit awards during 2017, $696,000 related to the modification of existing awards resulting from an acceleration of vesting of unvested awards due to retirement, which was recognized in merger-related and other charges. The remaining expense of $4.82 million was recognized in compensation expense. In addition, in 2019, 2018, and 2017, $379,000, $338,000 and $287,000, respectively, was recognized in other operating expenses for restricted stock unit awards granted to members of United’s board of directors.

During 2019 and 2018, in addition to time-based restricted stock unit awards, United’s Board of Directors approved performance-based restricted stock unit awards with market conditions (“PSUs”). The PSUs will vest based on achieving, during the applicable

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(23) Equity Compensation and Related Plans, continued

calendar-year performance periods, certain performance and market targets relative to a bank peer group. Achievement of the base-level performance and market targets for all applicable periods will result in the issuance of 96,910 shares, which are included in the outstanding balance in the table above. Additional shares may be issued if more stringent performance and market hurdles are met. The grant date per share fair market value of these PSUs was estimated using the Monte Carlo Simulation valuation model.

A deferred income tax benefit related to compensation expense for options and restricted stock units of $2.39 million, $1.54 million and $2.27 million was included in the determination of income tax expense in 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $14.8 million of unrecognized compensation cost related to nonvested stock options and restricted stock units granted under the plan. The cost is expected to be recognized over a weighted-average period of 2.5 years.

United sponsors a Dividend Reinvestment and Stock Purchase Plan (“DRIP”) that allows participants who already own United’s common stock to purchase additional shares directly from the Company. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. In 2019, 2018 and 2017, 62,629, 7,307 and 4,404 shares, respectively, were issued under the DRIP.

United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a discount (10%), with no commission charges. During 2019, 2018 and 2017 United issued 20,928, 17,941 shares and 13,422 shares, respectively, through the ESPP.

United offers its common stock as an investment option in its deferred compensation plan. The common stock component is accounted for as an equity instrument and is reflected in the consolidated balance sheets as common stock issuable. The deferred compensation plan does not allow for diversification once an election is made to invest in United stock and settlement must be accomplished in shares at the time the deferral period is completed. United also allows restricted stock unit grantees to defer all or a portion of their awards into the deferred compensation plan upon vesting. At December 31, 2019 and 2018, United had 664,640 shares and 674,499 shares, respectively, of its common stock that was issuable under the deferred compensation plan.

(24)	Fair Value Measurements

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

(24) Fair Value Measurements, continued

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

Although management has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2019, management had assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. Derivatives classified as Level 3 included structured derivatives for which broker quotes, used as a key valuation input, were not observable consistent with a Level 2 disclosure. The fair value of risk participations incorporates Level 3 inputs to evaluate the likelihood of customer default. The fair value of interest rate lock commitments, which is related to mortgage loan commitments, is categorized as Level 3 based on unobservable inputs for commitments that United does not expect to fund.

Servicing Rights for Residential Mortgage and SBA/USDA Loans
United recognizes servicing rights upon the sale of residential mortgage and SBA/USDA loans sold with servicing retained. Management has elected to carry these assets at fair value. Given the nature of the assets, the key valuation inputs are unobservable and management considers these Level 3 assets. For disclosure regarding the fair value of servicing rights, see Note 10.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(24) Fair Value Measurements, continued

Pension Plan Assets
For disclosure regarding the fair value of pension plan assets, see Note 18.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents United’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands):

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Debt securities available for sale:
U.S. Treasuries	$154,618	$—	$—	$154,618
U.S. Government agencies	—	3,035	—	3,035
State and political subdivisions	—	226,490	—	226,490
Residential mortgage-backed securities	—	1,299,025	—	1,299,025
Commercial mortgage-backed securities	—	284,953	—	284,953
Corporate bonds	—	202,093	998	203,091
Asset-backed securities	—	103,369	—	103,369
Equity securities with readily determinable fair values	1,973	—	—	1,973
Mortgage loans held for sale	—	58,484	—	58,484
Deferred compensation plan assets	8,133	—	—	8,133
Servicing rights for SBA/USDA loans	—	—	6,794	6,794
Residential mortgage servicing rights	—	—	13,565	13,565
Derivative financial instruments	—	27,769	7,238	35,007
Total assets	$164,724	$2,205,218	$28,595	$2,398,537

Liabilities:
Deferred compensation plan liability	$8,132	$—	$—	$8,132
Derivative financial instruments	—	6,957	8,559	15,516
Total liabilities	$8,132	$6,957	$8,559	$23,648

December 31, 2018	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasuries	$149,307	$—	$—	$149,307
U.S. Government agencies	—	25,553	—	25,553
State and political subdivisions	—	233,941	—	233,941
Residential mortgage-backed securities	—	1,445,910	—	1,445,910
Commercial mortgage-backed securities	—	391,917	—	391,917
Corporate bonds	—	198,168	995	199,163
Asset-backed securities	—	182,676	—	182,676
Equity securities with readily determinable fair values	1,076	—	—	1,076
Mortgage loans held for sale	—	18,935	—	18,935
Deferred compensation plan assets	6,404	—	—	6,404
Servicing rights for SBA/USDA loans	—	—	7,510	7,510
Residential mortgage servicing rights	—	—	11,877	11,877
Derivative financial instruments	—	12,864	11,841	24,705
Total assets	$156,787	$2,509,964	$32,223	$2,698,974

Liabilities:
Deferred compensation plan liability	$6,404	$—	$—	$6,404
Derivative financial instruments	—	10,701	15,732	26,433
Total liabilities	$6,404	$10,701	$15,732	$32,837

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(24) Fair Value Measurements, continued

For disclosure regarding the fair value of servicing rights, see Note 10. The following table shows a reconciliation of the beginning and ending balances for all other assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands):

	Derivative Asset	Derivative Liability	Debt Securities Available- for-Sale
December 31, 2016	$11,777	$16,347	$675
Sales and settlements	(1,744)	(2,423)	—
Other comprehensive income	—	—	225
Amounts included in earnings - fair value adjustments	2,174	2,820	—
December 31, 2017	12,207	16,744	900
Sales and settlements	(1,029)	(1,347)	—
Other comprehensive income	—	—	95
Amounts included in earnings - fair value adjustments	663	335	—
December 31, 2018	11,841	15,732	995
Sales and settlements	(1,135)	(2,330)	—
Other comprehensive income	—	—	3
Amounts included in earnings - fair value adjustments	(3,468)	(4,843)	—
December 31, 2019	$7,238	$8,559	$998

The following table presents quantitative information about recurring Level 3 fair value measurements, excluding servicing rights which are detailed in Note 10 (in thousands):

	Fair Value				Weighted Average
	December 31,		Valuation Technique		December 31,
Level 3 Assets	2019	2018		Unobservable Inputs	2019	2018
Corporate bonds	998	995	Indicative bid provided by a broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	N/A	N/A
Derivative assets - mortgage	1,970	1,190	Internal model	Pull through rate	83.6%	80.7%
Derivative assets - other	5,268	10,651	Dealer priced	Dealer priced	N/A	N/A
Derivative liabilities - risk participations	12	8	Internal model	Probable exposure rate	0.36%	0.44%
				Probability of default rate	1.80%	1.80%
Derivative liabilities - other	8,547	15,724	Dealer priced	Dealer priced	N/A	N/A

Fair Value Option
At December 31, 2019, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $58.5 million and $56.6 million, respectively. At December 31, 2018, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $18.9 million and $18.2 million, respectively. Interest income on these loans is calculated based on the note rate of the loan and is recorded in interest revenue. During 2019, 2018, and 2017 changes in fair value of these loans resulted in net gains of $1.18 million, net losses of $133,000, and net gains of $505,000 respectively, which were recorded in mortgage loan and other related fees. These changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of amortized cost or fair value accounting or write-downs of individual assets due to impairment.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(24) Fair Value Measurements, continued

The following table presents the fair value hierarchy and carrying value of all assets that were still held as of December 31, 2019 and 2018, for which a nonrecurring fair value adjustment was recorded during the periods presented (in thousands).

December 31, 2019	Level 1	Level 2	Level 3	Total
Loans	$—	$—	$20,977	$20,977

December 31, 2018
Loans	$—	$—	$8,631	$8,631

Loans that are reported above as being measured at fair value on a nonrecurring basis are generally impaired loans that have either been partially charged off or have specific reserves assigned to them. Nonaccrual impaired loans that are collateral dependent are generally written down to 80% of appraised value which considers the estimated costs to sell. Specific reserves are established for impaired loans based on appraised value of collateral or discounted cash flows, although only those specific reserves based on the fair value of collateral are considered nonrecurring fair value adjustments. When the fair value of the collateral is based on an observable market price or a current appraised value, United records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value is further impaired below the appraised value and there is no observable market price, United records the impaired loan as nonrecurring Level 3.

Assets and Liabilities Not Measured at Fair Value
For financial instruments that have quoted market prices in active markets, those quotes are used to determine fair value. Financial instruments that have no defined maturity, have a remaining maturity of 180 days or less, or have variable interest rates that reset frequently to a market rate are assumed to have a fair value that approximates reported book value, after taking into consideration any applicable credit risk. If no market quotes are available, financial instruments are valued by discounting the expected cash flows using an estimated current market interest rate for the financial instrument.

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

(24) Fair Value Measurements, continued

The carrying amount and fair values for other financial instruments that are not measured at fair value on a recurring basis in United’s consolidated balance sheets are as follows (in thousands):

	Carrying Amount	Fair Value Level
December 31, 2019		Level 1	Level 2	Level 3	Total
Assets:
Securities held to maturity	$283,533	$—	$287,904	$—	$287,904
Loans, net	8,750,464	—	—	8,714,592	8,714,592

Liabilities:
Deposits	10,897,244	—	10,897,465	—	10,897,465
Long-term debt	212,664	—	—	217,665	217,665

December 31, 2018
Assets:
Securities held to maturity	$274,407	$—	$268,803	$—	$268,803
Loans, net	8,322,198	—	—	8,277,387	8,277,387

Liabilities:
Deposits	10,534,513	—	10,528,834	—	10,528,834
Federal Home Loan Bank advances	160,000	—	159,988	—	159,988
Long-term debt	267,189	—	—	278,996	278,996

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(25)	Condensed Financial Statements of United Community Banks, Inc. (Holding Company Only)

Statements of Income
For the Years Ended December 31, 2019, 2018 and 2017
(in thousands)

	2019	2018	2017
Dividends from bank	$—	$161,500	$103,200
Dividends from other subsidiaries	4,651	850	—
Shared service fees from subsidiaries	14,721	10,257	10,481
Other	1,468	133	1,078
Total income	20,840	172,740	114,759
Interest expense	11,573	11,868	10,258
Other expense	18,965	14,456	14,960
Total expenses	30,538	26,324	25,218
Income tax benefit	8,711	1,640	1,447
Income before equity in undistributed (loss) earnings of subsidiaries	(987)	148,056	90,988
Equity in undistributed earnings (loss) of subsidiaries	186,708	18,055	(23,167)
Net income	$185,721	$166,111	$67,821

Balance Sheets
As of December 31, 2019 and 2018
(in thousands)

	2019	2018
Assets
Cash	$32,495	$145,669
Investment in bank	1,814,414	1,522,402
Investment in other subsidiaries	752	4,549
Other assets	29,308	21,881
Total assets	$1,876,969	$1,694,501
Liabilities and Shareholders’ Equity
Long-term debt	$212,664	$212,193
Other liabilities	28,613	24,754
Total liabilities	241,277	236,947
Shareholders’ equity	1,635,692	1,457,554
Total liabilities and shareholders’ equity	$1,876,969	$1,694,501

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(25) Condensed Financial Statements of United Community Banks, Inc. (Holding Company Only), continued

Statements of Cash Flows
For the Years Ended December 31, 2019, 2018 and 2017
(in thousands)

	2019	2018	2017
Operating activities:
Net income	$185,721	$166,111	$67,821
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed (earnings) loss of the subsidiaries	(186,708)	(18,055)	23,167
Stock-based compensation	9,360	6,057	5,827
Change in assets and liabilities:
Other assets	(3,022)	1,777	1,220
Other liabilities	2,080	3,124	(758)
Net cash provided by operating activities	7,431	159,014	97,277
Investing activities:
Payment for acquisition	(52,093)	(84,499)	(11,034)
Purchases of premises and equipment	—	(364)	(708)
Purchases of debt securities available-for-sale and equity securities	(3,000)	(2,489)	—
Proceeds from sales and maturities of debt securities available-for-sale and equity securities	83	—	—
Net cash used in investing activities	(55,010)	(87,352)	(11,742)
Financing activities:
Repayment of long-term debt	(250)	(7,424)	(75,000)
Proceeds from issuance of long-term debt, net of issuance costs	—	98,188	—
Cash related to shares withheld to cover payroll taxes upon vesting of restricted stock units	(1,686)	(1,998)	(1,701)
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	2,193	679	450
Proceeds from exercise of stock options	212	142	—
Repurchase of common stock	(13,020)	—	—
Cash dividends on common stock	(53,044)	(41,634)	(26,210)
Net cash (used in) provided by financing activities	(65,595)	47,953	(102,461)
Net change in cash	(113,174)	119,615	(16,926)
Cash at beginning of year	145,669	26,054	42,980
Cash at end of year	$32,495	$145,669	$26,054

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(26) Subsequent Events

Dividends Declared
On February 5, 2020, United’s Board of Directors approved a regular quarterly cash dividend of $0.18 per common share. The dividend is payable April 6, 2020, to shareholders of record on March 16, 2020.

Stock Repurchases
As of February 26, 2020, United had repurchased 331,482 shares totaling $9.40 million during 2020 through its common stock repurchase plan.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the company’s disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of December 31, 2019.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fourth quarter of 2019 that materially affected, or are reasonably likely to materially affect, United’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 is included in Part II, Item 8 of this Report under the heading “Management’s Report on Internal Control Over Financial Reporting.”

Our independent auditors have issued an audit report on management’s assessment of internal controls over financial reporting. This report entitled “Report of Independent Registered Accounting Firm” is included in Part II, Item 8 of this Report under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.        OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a) Information Regarding Directors and Executive Officers. The information required by this Item 10 regarding our directors and director nominees contained under the captions “Who are the nominees this year?” and “Are there any family relationships between any of the directors, executive officers or nominees,” in each case under the heading “Proposal 1: Election of Directors” in the 2020 Proxy Statement is incorporated herein by reference. Pursuant to the instructions to Item 401 of Regulation S-K, information relating to our executive officers of United is included in Part I, Item 1 of this Report.

(b)  Compliance with Section 16(a) of the Exchange Act.  Information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act is contained under the caption “Delinquent Section 16(a) Reports” under the heading “Security Ownership” in the 2020 Proxy Statement, which information under such caption is incorporated herein by reference.

(c)  Code of Business Conduct and Ethics.  We have adopted a Corporate Code of Ethics (“Code”). This Code is posted on the “Corporate Governance” section of our Internet website at www.ucbi.com. If we choose to no longer post such Code, we will provide a free copy to any person upon written request to Corporate Secretary, United Community Banks, Inc., 125 Highway 515 East, Blairsville, Georgia 30512. We intend to provide any required disclosure of any amendment to or waiver from such Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our Internet website located at www.ucbi.com promptly following the amendment or waiver. We may elect to disclose any such amendment or waiver in a Current Report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our Internet website is not incorporated by reference into this Report and should not be considered part of this or any other report that we file with or furnish to the SEC.

(d)  Procedures for Shareholders to Recommend Director Nominees.  There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

(e)  Audit Committee Information.  Information required by this Item 10 regarding our Audit Committee and our audit committee financial experts may be found under the captions “What functions are performed by the Audit, Compensation, and Nominating Committees” and “Does United have an audit committee financial expert serving on its Audit Committee,” in each case under the heading “Corporate Governance” in the 2020 Proxy Statement, which information pertaining to the audit committee and its membership and audit committee financial experts under such captions is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, pay ratio disclosure, and compensation committee interlocks and insider participation is contained under the captions “Director Compensation” and “Executive Compensation ” in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained under the heading “Security Ownership” and the “Equity Compensation Plan Information” table in the 2020 Proxy Statement is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption “Transactions With Management and Others” in the 2020 Proxy Statement, which information under such heading is incorporated herein by reference. The information required by this Item 13 regarding director independence is contained under the caption “Director Independence” in the 2020 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 regarding fees we paid to our principal accountant and the pre-approval policies and procedures established by the Audit Committee of our Board of Directors is contained under the caption “Fees Paid to Auditors” in the 2020 Proxy Statement, which information under such caption is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements.
		The following consolidated financial statements are located in Item 8 of this report:
		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Income - Years ended December 31, 2019, 2018, and 2017
		Consolidated Balance Sheets - December 31, 2019 and 2018
		Consolidated Statements of Changes in Shareholders’ Equity - Years ended December 31, 2019, 2018, and 2017
		Consolidated Statements of Cash Flows - Years ended December 31, 2019, 2018, and 2017
		Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules.

		Schedules to the consolidated financial statements are omitted, as the required information is not applicable.

	3.	Exhibits.

		The exhibits required to be filed with this Report by Item 601 of Regulation S-K are set forth in the Exhibit Index below:

EXHIBIT INDEX
Exhibit No.	Exhibit

2.1
Agreement and Plan of Merger, dated April 19, 2017, by and between United Community Banks, Inc. and HCSB Financial Corporation (incorporated herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-26995, filed with the SEC on April 21, 2017).

2.2
Agreement and Plan of Merger, dated June 26, 2017, by and between United Community Banks, Inc. and Four Oaks Fincorp, Inc. (incorporated by reference herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-22787, filed with the SEC on June 27, 2017).

2.3
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

4.1	Description of Registrant’s Common Stock, $1.00 par value.**

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

--
Pursuant to Item 601(b)(4)(iii)(A), other instruments that define the rights of holders of the long-term indebtedness of United Community Banks, Inc. and its subsidiaries that does not exceed 10% of United’s consolidated assets have not been filed; however, United agrees to furnish a copy of any such agreement to the SEC upon request.

10.1
Split-Dollar Agreement between United Community Banks, Inc. and Jimmy C. Tallent dated June 1, 1994 (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1994, File No. 0-21656).#

10.2
United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on May 1, 2007).#

10.3
Amendment No. 1 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan dated April 13, 2007 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on April 13, 2007).#

10.4
Amendment No. 2 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan dated March 20, 2012 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on May 24, 2012).#

10.5
Amendment No. 3 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan dated March 20, 2012 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on May 24, 2012).#

10.6
Amendment No. 4 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan dated March 18, 2016 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on June 23, 2016).#

10.7	Amendment No. 5 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan dated August 2, 2017.#**

10.8	Change of Control Severance Agreement dated March 31, 2015 by and between United Community Banks, Inc. and H. Lynn Harton.#**

10.9	Change of Control Severance Agreement dated March 31, 2015 by and between United Community Banks, Inc. and Jimmy C. Tallent (not filed because substantially identical to Exhibit 10.8). #

10.10
Executive Transition Agreement by and between United Community Banks, Inc. and Jimmy C. Tallent dated May 10, 2018 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, File No. 001-35095, filed with the SEC on August 6, 2018).#

10.11	Change in Control Severance Agreement dated April 17, 2017 by and between United Community Banks, Inc. and Jefferson L. Harralson.#**

10.12	Change of Control Severance Agreement dated March 31, 2015 by and between United Community Banks, Inc. and Richard William Bradshaw (not filed because substantially identical to Exhibit 10.11). #

10.13	Change of Control Severance Agreement dated March 31, 2015 by and between United Community Banks, Inc. and Robert A. Edwards (not filed because substantially identical to Exhibit 10.11). #

10.14	Change of Control Severance Agreement dated March 31, 2015 by and between United Community Banks, Inc. and Bradley J. Miller (not filed because substantially identical to Exhibit 10.11). #

10.15	United Community Banks, Inc.’s Modified Retirement Plan (as amended and restated effective as of January 1, 2016).#**

10.16	First Amendment dated as of April 1, 2018 to United Community Banks, Inc.’s Modified Retirement Plan (as amended and restated effective as of January 1, 2016).#**

10.17	United Community Banks, Inc.’s Amended and Restated Deferred Compensation Plan, effective as of January 1, 2017.#**

10.18	Amendment No. 1 to United Community Banks, Inc.’s Amended and Restated Deferred Compensation Plan, effective as of April 1, 2018.#**

10.19	Amendment No. 2 to United Community Banks, Inc.’s Amended and Restated Deferred Compensation Plan, effective as of January 1, 2019.#**

10.20
United Community Banks, Inc. Amended and Restated Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to Exhibit 4 to United Community Banks, Inc.’s Registration Statement on Form S-3D, File No. 333-197026, filed with the SEC on June 25, 2014).

10.21	United Community Banks, Inc. Employee Stock Purchase Plan, (as amended and restated effective as of January 1, 2015).#**

10.22
United Community Banks, Inc.’s Management Annual Incentive Plan, effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.5 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on May 1, 2007).#

10.23
Form of Incentive Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.15 to United Community Banks, Inc.’s Form 10-K for the year ended December 31, 2014, File No. 001-35095, filed with the SEC on February 27, 2015).#

10.24
Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.16 to United Community Banks, Inc.’s Form 10-K for the year ended December 31, 2014, File No. 001-35095, filed with the SEC on February 27, 2015).#

10.25	Form of Restricted Stock Unit Award Agreement for Directors.#**

10.26	Form of Restricted Stock Unit Award Agreement.#**

10.27	Form of Restricted Stock Unit Award for Key Employees.#**

10.28	Form of Performance Restricted Stock Unit Award for Key Employees.#**

10.29
Credit Agreement, dated as of January 7, 2014, between United Community Banks, Inc. and Synovus Bank, as amended, Amendment No, 1 dated as of June 30, 2015, Amendment No. 2 dated as of June 30, 2016 and Amendment No. 3 dated as of June 30, 2017 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, File No. 001-35095, filed with the SEC on August 4, 2017).

10.30	Amendment No. 4 dated as of August 7, 2018 to Credit Agreement, dated as of January 7, 2014, between United Community Banks, Inc. and Synovus Bank. **

10.31	Amendment No. 5 dated as of February 18, 2020 to Credit Agreement, dated as of January 7, 2014, between United Community Banks, Inc. and Synovus Bank. **

21	Subsidiaries of United Community Banks, Inc.**

23	Consent of Independent Registered Public Accounting Firm**

24	Power of Attorney of certain officers and directors of United (included on signature page hereto)

31.1	Certification of Chief Executive Officer under Exchange Act Rule 13a-14(a)**

31.2	Certification of Chief Financial Officer under Exchange Act Rule 13a-14(a)**

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350 (furnished only)**

101.INS**	XBRL Report Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Label Linkbase Document

101.PRE**	XBRL Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

#	Management contract or compensatory plan or arrangement.

**	Indicates filed or furnished herewith.

ITEM 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, United has duly caused this annual report on Form 10-K, to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2020.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of United and in the capacities set forth and on the 5th day of February, 2020.

/s/ H. Lynn Harton	/s/ Kenneth L. Daniels
H. Lynn Harton	Kenneth L. Daniels
Chairman, President, and Chief Executive Officer	Director
(Principal Executive Officer)

/s/ Jefferson L. Harralson	/s/ Lance F. Drummond
Jefferson L. Harralson	Lance F. Drummond
Executive Vice President and Chief Financial Officer	Director
(Principal Financial Officer)

/s/ Alan H. Kumler	/s/ Jennifer Mann
Alan H. Kumler	Jennifer Mann
Senior Vice President, Chief Accounting Officer	Director
(Principal Accounting Officer)

/s/ Thomas A. Richlovsky	/s/ David C. Shaver
Thomas A. Richlovsky	David C. Shaver
Lead Independent Director	Director

/s/ Robert Blalock	/s/ Tim Wallis
Robert Blalock	Tim Wallis
Director	Director

/s/ L. Cathy Cox	/s/ David H. Wilkins
L. Cathy Cox	David H. Wilkins
Director	Director