Form 10-Q
period 2020-03-31
UNITED COMMUNITY BANKS INC
filed 2020-05-07
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
Yes ☐ No ☒

Common stock, par value $1 per share 78,290,267 shares outstanding as of April 30, 2020.

Cautionary Note Regarding Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements regarding the potential effects of the COVID-19 pandemic on our business, operations, financial performance and prospects are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements generally can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “could”, “should”, “projects”, “plans”, “goal”, “targets”, “potential”, “estimates”, “pro forma”, “seeks”, “intends”, or “anticipates”, or similar expressions. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions or events, and statements about the future performance, operations, products and services of United Community Banks, Inc. (the “Holding Company”) and its subsidiaries (collectively referred to in this report as “United”).

Because forward-looking statements relate to the future, they are subject to known and unknown risks, uncertainties, assumptions, and changes in circumstances, many of which are beyond our control, and that are difficult to predict as to timing, extent, likelihood and degree of occurrence, and that could cause actual results to differ materially from the results implied or anticipated by the statements. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those described in detail under Part II, Item 1A of this Report - “Risk Factors” - include, but are not limited to the following:

•
negative economic and political conditions that adversely affect the general economy, housing prices, the real estate market, the job market, consumer confidence, the financial condition of our borrowers and consumer spending habits, which may affect, among other things, the level of non-performing assets, charge-offs and provision expense;

•
changes in loan underwriting, credit review or loss policies associated with economic conditions, examination conclusions or regulatory developments, either as they currently exist or as they may be affected by conditions associated with the COVID-19 pandemic;

•	the COVID-19 pandemic and its effects on the economic and business environments in which we operate;

•	strategic, market, operational, liquidity and interest rate risks associated with our business;

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

•
our loan concentration in industries or sectors that may experience unanticipated or greater than anticipated adverse conditions than other industries or sectors in the national or local economies in which we operate;

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

•
cybersecurity risks and the vulnerability of our network and online banking portals, and the systems of parties with whom we contract, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches that could adversely affect our business and financial performance or reputation;

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

•
volatility in the allowance for credit losses resulting from the Current Expected Credit Loss (“CECL”) methodology, either alone or as that may be affected by conditions arising out of the COVID-19 pandemic;

•
adverse results (including judgments, costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) from current or future litigation, regulatory proceedings, examinations, investigations, or similar matters, or developments related thereto;

•	any matter that would cause us to conclude that there was impairment of any asset, including intangible assets;

•
limitations on our ability to make dividends and other distributions from the Bank to the Holding Company, which could affect Holding Company liquidity, including the ability to pay dividends to shareholders or take other capital actions;

•
other risks and uncertainties disclosed in documents filed or furnished by us with or to the SEC, any of which could cause actual results to differ materially from future results expressed, implied or otherwise anticipated by such forward-looking statements.

We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and not to place undue reliance on forward-looking statements. Additional factors that may cause actual results to differ materially from those contemplated by any forward-looking statements also may be found in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) and available at the SEC’s website at http://www.sec.gov. United does not intend to and hereby disclaims any obligation to update or revise any forward-looking statement contained in this Form 10-Q, which speak only as of the date hereof, whether as a result of new information, future events, or otherwise. The financial statements and information contained herein have not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation (the “FDIC”) or any other regulator.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED COMMUNITY BANKS, INC. Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	March 31, 2020	December 31, 2019
ASSETS
Cash and due from banks	$155,008	$125,844
Interest-bearing deposits in banks	365,494	389,362
Cash and cash equivalents	520,502	515,206
Debt securities available-for-sale	2,249,876	2,274,581
Debt securities held-to-maturity (fair value $301,595 and $287,904)	290,404	283,533
Loans held for sale at fair value	89,959	58,484
Loans and leases held for investment	8,935,424	8,812,553
Less allowance for credit losses - loans and leases	(81,905)	(62,089)
Loans and leases, net	8,853,519	8,750,464
Premises and equipment, net	214,744	215,976
Bank owned life insurance	200,778	202,664
Accrued interest receivable	31,570	32,660
Net deferred tax asset	30,715	34,059
Derivative financial instruments	82,668	35,007
Goodwill and other intangible assets, net	341,207	342,247
Other assets	179,924	171,135
Total assets	$13,085,866	$12,916,016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$3,624,806	$3,477,979
Interest-bearing deposits	7,410,120	7,419,265
Total deposits	11,034,926	10,897,244
Long-term debt	212,849	212,664
Derivative financial instruments	27,349	15,516
Accrued expenses and other liabilities	170,130	154,900
Total liabilities	11,445,254	11,280,324
Shareholders' equity:
Common stock, $1 par value; 150,000,000 shares authorized; 78,283,544 and 79,013,729 shares issued and outstanding	78,284	79,014
Common stock issuable; 591,053 and 664,640 shares	10,534	11,491
Capital surplus	1,478,719	1,496,641
Retained earnings	54,206	40,152
Accumulated other comprehensive income	18,869	8,394
Total shareholders' equity	1,640,612	1,635,692
Total liabilities and shareholders' equity	$13,085,866	$12,916,016

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC. Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Interest revenue:
Loans, including fees	$118,063	$115,259
Investment securities, including tax exempt of $1,523 and $1,169	17,394	20,818
Deposits in banks and short-term investments	1,090	439
Total interest revenue	136,547	136,516

Interest expense:
Deposits	15,075	15,957
Short-term borrowings	1	161
Federal Home Loan Bank advances	1	1,422
Long-term debt	2,864	3,342
Total interest expense	17,941	20,882
Net interest revenue	118,606	115,634
Provision for credit losses	22,191	3,300
Net interest revenue after provision for credit losses	96,415	112,334

Noninterest income:
Service charges and fees	8,638	8,453
Mortgage loan gains and other related fees	8,310	3,748
Brokerage fees	1,640	1,337
Gains from sales of other loans, net	1,674	1,303
Securities losses, net	—	(267)
Other	5,552	6,394
Total noninterest income	25,814	20,968
Total revenue	122,229	133,302

Noninterest expenses:
Salaries and employee benefits	51,358	47,503
Communications and equipment	5,946	5,788
Occupancy	5,714	5,584
Advertising and public relations	1,274	1,286
Postage, printing and supplies	1,670	1,586
Professional fees	4,097	3,161
Lending and loan servicing expense	2,293	2,334
Outside services - electronic banking	1,832	1,609
FDIC assessments and other regulatory charges	1,484	1,710
Amortization of intangibles	1,040	1,293
Merger-related and other charges	808	546
Other	4,022	3,684
Total noninterest expenses	81,538	76,084
Net income before income taxes	40,691	57,218
Income tax expense	8,807	12,956
Net income	$31,884	$44,262

Net income available to common shareholders	$31,641	$43,947

Net income per common share:
Basic	$0.40	$0.55
Diluted	0.40	0.55
Weighted average common shares outstanding:
Basic	79,340	79,807
Diluted	79,446	79,813

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC. Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)	Three Months Ended March 31,
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2020
Net income	$40,691	$(8,807)	$31,884
Other comprehensive income:
Unrealized gains on available-for-sale securities	13,685	(3,433)	10,252
Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity	83	(20)	63
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	214	(54)	160
Total other comprehensive income	13,982	(3,507)	10,475
Comprehensive income	$54,673	$(12,314)	$42,359

2019
Net income	$57,218	$(12,956)	$44,262
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	33,174	(8,049)	25,125
Reclassification adjustment for losses included in net income	267	(68)	199
Net unrealized gains	33,441	(8,117)	25,324
Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity	84	(20)	64
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	102	(26)	76
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	174	(44)	130
Total other comprehensive income	33,801	(8,207)	25,594
Comprehensive income	$91,019	$(21,163)	$69,856

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC. Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share data)	Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
2020
Balance at beginning of period	$79,014	$11,491	$1,496,641	$40,152	$8,394	$1,635,692
Net income				31,884		31,884
Other comprehensive income					10,475	10,475
Common stock issued to dividend reinvestment plan and employee benefit plans (8,686 shares)	9		190			199
Amortization of restricted stock awards			2,492			2,492
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (24,005 shares issued and 23,967 shares deferred)	24	665	(1,177)			(488)
Purchases of common stock (826,482 shares)	(827)		(19,955)			(20,782)
Deferred compensation plan, net, including dividend equivalents		156				156
Shares issued from deferred compensation plan, net of shares surrendered to cover payroll taxes (63,606 shares)	64	(1,778)	528			(1,186)
Common stock dividends ($0.18 per share)				(14,301)		(14,301)
Adoption of new accounting standard				(3,529)		(3,529)
Balance, March 31, 2020	$78,284	$10,534	$1,478,719	$54,206	$18,869	$1,640,612

2019
Balance at beginning of period	$79,234	$10,744	$1,499,584	$(90,419)	$(41,589)	$1,457,554
Net income				44,262		44,262
Other comprehensive income					25,594	25,594
Exercise of stock options (12,000 shares)	12		185			197
Common stock issued to dividend reinvestment plan and employee benefit plans (8,445 shares)	8		178			186
Amortization of restricted stock awards			1,985			1,985
Vesting of restricted stock, net of shares surrendered to cover payroll taxes (15,945 shares issued, 19,450 shares deferred)	16	532	(865)			(317)
Purchases of common stock (305,052)	(305)		(7,535)			(7,840)
Deferred compensation plan, net, including dividend equivalents		185				185
Shares issued from deferred compensation plan, net of shares surrendered to cover payroll taxes (70,044 shares)	70	(1,170)	868			(232)
Common stock dividends ($0.16 per share)				(12,867)		(12,867)
Adoption of new accounting standard				(549)		(549)
Balance, March 31, 2019	$79,035	$10,291	$1,494,400	$(59,573)	$(15,995)	$1,508,158

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC. Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Operating activities:
Net income	$31,884	$44,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,894	6,373
Provision for credit losses	22,191	3,300
Stock based compensation	2,492	1,985
Deferred income tax expense	1,292	658
Securities losses, net	—	267
Gains from sales of other loans	(1,674)	(1,303)
Changes in assets and liabilities:
Other assets and accrued interest receivable	(45,851)	(6,251)
Accrued expenses and other liabilities	8,456	(5,994)
Loans held for sale	(31,475)	(7,406)
Net cash (used in) provided by operating activities	(10,791)	35,891

Investing activities:
Debt securities held-to-maturity:
Proceeds from maturities and calls	9,085	9,049
Purchases	(15,989)	—
Debt securities available-for-sale and equity securities:
Proceeds from sales	1,000	178,604
Proceeds from maturities and calls	105,247	60,779
Purchases	(70,075)	(34,729)
Net increase in loans	(110,222)	(90,380)
Proceeds from sales of premises and equipment	102	105
Purchases of premises and equipment	(2,596)	(11,686)
Proceeds from sale of other real estate	63	974
Other investing activities, net	(1,600)	—
Net cash (used in) provided by investing activities	(84,985)	112,716

Financing activities:
Net increase in deposits	137,783	117
Repayment of long-term debt	—	(10,110)
Proceeds from FHLB advances	5,000	780,000
Repayment of FHLB advances	(5,000)	(900,000)
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	199	186
Proceeds from exercise of stock options	—	197
Cash paid for shares withheld to cover payroll taxes upon vesting of restricted stock	(1,674)	(549)
Repurchase of common stock	(20,782)	(7,342)
Cash dividends on common stock	(14,454)	(12,876)
Net cash provided by (used in) financing activities	101,072	(150,377)

Net change in cash and cash equivalents, including restricted cash	5,296	(1,770)

Cash and cash equivalents, including restricted cash, at beginning of period	515,206	327,265

Cash and cash equivalents, including restricted cash, at end of period	$520,502	$325,495

Supplemental disclosures of cash flow information:
Significant non-cash investing and financing transactions:
Unsettled government guaranteed loan sales	$485	$13,934
Transfers of loans to foreclosed properties	127	751
Unsettled repurchases of common stock	—	498

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Accounting Policies

The accounting and financial reporting policies of United Community Banks, Inc. and its subsidiaries (collectively referred to herein as “United”) conform to accounting principles generally accepted in the United States (“GAAP”) and reporting guidelines of banking regulatory authorities and regulators. The accompanying interim consolidated financial statements have not been audited. All material intercompany balances and transactions have been eliminated. In addition to those items mentioned below, a more detailed description of United’s accounting policies is included in its Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 10-K”).

In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in United’s 2019 10-K. Certain amounts reported in prior periods' consolidated financial statements have been reclassified to conform to the current presentation.

Debt Securities
Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premiums or discounts. Premiums and discounts on securities are generally amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Premiums on callable debt securities are amortized to their earliest call date. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on non-accrual is reversed against interest income.

Allowance for Credit Losses (“ACL”) - Held-to-Maturity Securities: Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $1.07 million at March 31, 2020 and was excluded from the estimate of credit losses.

The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management classifies the held-to-maturity portfolio into the following major security types: State and political subdivisions, residential mortgage-backed, agency and commercial mortgage-backed, agency.

All of the residential and commercial mortgage-backed securities held by United are issued by U.S. government agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The state and political subdivision securities are highly rated by major rating agencies. As a result, no ACL was recorded on the held-to-maturity portfolio at March 31, 2020.

ACL - Available-For-Sale Securities: For available-for-sale debt securities in an unrealized loss position, United first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, United evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income.

Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2020, there was no ACL related to the available-for-sale portfolio.

Accrued interest receivable on available-for-sale debt securities totaled $8.83 million at March 31, 2020 and was excluded from the estimate of credit losses.

Loans and Leases
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $21.2 million at March 31, 2020 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

The accrual of interest is discontinued when a loan becomes 90 days past due and is not well collateralized and in the process of collection, or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectible in the normal course of business. Past due status is based on contractual terms of the loan.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance and future payments are reasonably assured.

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

Purchased Credit Deteriorated (“PCD”) Loans: Upon adoption of Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments - Credit Losses (“ASC 326”), loans that were designated as purchased credit impaired (“PCI”) loans under the previous accounting guidance were classified as PCD loans without reassessment.

In future acquisitions, United may purchase loans, some of which have experienced more than insignificant credit deterioration since origination. In those cases, United will consider internal loan grades, delinquency status and other relevant factors in assessing whether purchased loans are PCD. PCD loans are recorded at the amount paid. An initial ACL is determined using the same methodology as other loans held for investment, but with no impact to earnings. The initial ACL determined on a collective basis is allocated to individual loans. The sum of the loan's purchase price and ACL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent to initial recognition, PCD loans are subject to the same interest income recognition and impairment model as non-PCD loans, with changes to the ACL recorded through provision expense.

ACL - Loans
The ACL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the ACL when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Management determines the ACL balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit behaviors along with model judgments provide the basis for the estimation of expected credit losses. Adjustments to modeled loss estimates may be made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in economic conditions, property values, or other relevant factors.

The ACL is measured on a collective basis when similar risk characteristics exist. United has identified the following portfolio segments and calculates the ACL for each using a discounted cash flow methodology at the loan level, with loss rates, prepayment assumptions and curtailment assumptions driven by each loan’s collateral type:

Owner occupied commercial real estate - Loans in this category are susceptible to business failure and general economic conditions.

Income producing commercial real estate - Common risks for this loan category are declines in general economic conditions, declines in real estate value, declines in occupancy rates, and lack of suitable alternative use for the property.

Commercial & industrial - Risks to this loan category include the inability to monitor the condition of the collateral which often consists of inventory, accounts receivable and other non-real estate assets. Equipment and inventory obsolescence can also pose a risk. Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt.

Commercial construction - Risks common to commercial construction loans are cost overruns, changes in market demand for property, inadequate long-term financing arrangements and declines in real estate values.

Equipment financing - Risks associated with equipment financing are similar to those described for commercial and industrial loans, including general economic conditions, as well as appropriate lien priority on equipment, equipment obsolescence and the general mobility of the collateral.

Residential mortgage - Residential mortgage loans are susceptible to weakening general economic conditions, increases in unemployment rates and declining real estate values.

Home equity lines of credit - Risks common to home equity lines of credit are general economic conditions, including an increase in unemployment rates, and declining real estate values which reduce or eliminate the borrower’s home equity.

Residential construction - Residential construction loans are susceptible to the same risks as residential mortgage loans. Changes in market demand for property lead to longer marketing times resulting in higher carrying costs and declining values.

Consumer - Risks common to consumer direct loans include unemployment and changes in local economic conditions as well as the inability to monitor collateral consisting of personal property.

When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the operation or sale of the collateral, expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

When the discounted cash flow method is used to determine the ACL, management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments.

Determining the Contractual Term: Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by United.

Troubled Debt Restructurings (“TDR”s): A loan for which the terms have been modified resulting in a more than insignificant concession, and for which the borrower is experiencing financial difficulties, is generally considered to be a TDR. The ACL on a TDR is measured using the same method as all other loans held for investment, except that the original interest rate is used to discount the expected cash flows, not the rate specified within the restructuring. As discussed in Note 2, certain modifications in the first quarter of 2020 were excluded from the TDR population based on relief provided by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

ACL - Off-Balance Sheet Credit Exposures
Management estimates expected credit losses on commitments to extend credit over the contractual period in which United is exposed to credit risk on the underlying commitments. The ACL on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The ACL is calculated using the same aggregate reserve rates calculated for the funded portion of loans at the portfolio level applied to the amount of commitments expected to fund.

Note 2 –Accounting Standards Updates and Recently Adopted Standards

On January 1, 2020, United adopted ASC 326, which replaced the incurred loss impairment framework in prior GAAP with a current expected credit loss (“CECL”) framework, which requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an ACL. PCD loans will receive an initial allowance at the acquisition date that represents an adjustment to the amortized cost basis of the loan, with no impact to earnings. Credit losses relating to available-for-sale debt securities will be recorded through an ACL prospectively, with such allowance limited to the amount by which fair value is below amortized cost.

United adopted ASC 326 as of January 1, 2020 using the modified retrospective method for loans, leases and off-balance sheet credit exposures. Adoption of this guidance resulted in an $8.75 million increase in the ACL, comprised of increases in the ACL for loans of $6.88 million and the ACL for unfunded commitments of $1.87 million, with $3.59 million of the increase reclassified from the amortized cost basis of PCD financial assets that were previously classified as PCI. The cumulative effect adjustment to retained earnings was $3.53 million, net of tax. Calculated credit losses on held-to-maturity debt securities were not material and there was no impact to the available-for-sale securities portfolio or other financial instruments. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP (“Incurred Loss”).

The ACL for the majority of loans and leases was calculated using a discounted cash flow methodology applied at a loan level with a one-year reasonable and supportable forecast period and a two-year straight-line reversion period. In connection with the adoption, management has implemented changes to relevant systems, processes and controls where necessary. Model validation was completed during the fourth quarter of 2019 and implementation of the accounting, reporting and governance processes to comply with the new guidance was completed in the first quarter of 2020. United’s CECL allowance will fluctuate over time due to macroeconomic conditions and forecasts as well as the size and composition of the loan portfolios. Federal banking regulatory agencies have provided relief, which United has adopted, for the delay of the adverse capital impact of CECL at adoption and during the subsequent two-year period. This optional two-year delay is followed by an optional three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. Under the transition provision, the amount of aggregate capital benefit is phased out by 25% each year with the full impact of adoption completely recognized by the beginning of the sixth year.

United adopted ASC 326 using the prospective transition approach for PCD assets that were previously classified as PCI. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. As mentioned above, the amortized cost basis of the PCD assets was adjusted to reflect the addition of $3.59 million of the ACL. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at a rate that approximates the effective interest rate as of January 1, 2020.

With regard to PCD assets, because United elected to disaggregate the former PCI pools and no longer considers these pools to be the unit of account, contractually delinquent PCD loans will be reported as nonaccrual loans using the same criteria as other loans. Similarly, although management did not reassess whether modifications to individual acquired financial assets accounted for in pools were TDRs as of the date of adoption, PCD loans that are restructured and meet the definition of troubled debt restructurings after the adoption of CECL will be reported as such.

United elected not to measure an allowance for credit losses for accrued interest receivable and instead to reverse interest income on those loans that are 90 days past due, to exclude accrued interest receivable from the amortized cost basis of financial instruments subject to CECL and to separately state the balance of accrued interest receivable on the consolidated balance sheet. In addition, United elected to adjust the discount rate used to calculate credit losses for expected prepayments and will include all changes in discounted cash flows as credit loss. United also elected to use, as a practical expedient, the fair value of collateral when determining the ACL for loans for which repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty (collateral-dependent loans).

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

On March 27, 2020, the CARES Act was signed into law. The CARES Act included a number of provisions that were applicable to United, including the following:

•
Accounting Relief for TDRs: The CARES Act provided that modifications for loans under certain forbearance conditions that were otherwise performing before the COVID-19 crisis will not be considered TDRs for regulatory reporting and GAAP.

•
Optional Delay and Regulatory Relief for CECL Implementation: The CARES Act stipulated that large SEC filers have the option of delaying the adoption of CECL from January 1, 2020 to the earlier of the end of the COVID-19 emergency period or December 31, 2020. Banks that were required to implement CECL by the end of 2020 were granted the option to defer any impact of CECL on regulatory capital for two years before beginning the original three-year regulatory phase-in period, for a total five-year phase-in period. Although United did not elect to delay the adoption of CECL, the Company did elect the five-year phase-in period for regulatory purposes, as discussed above.

•
Paycheck Protection Program (“PPP”): The CARES Act created the PPP through the Small Business Administration (“SBA”), which allowed United to lend money to small businesses to maintain employee payrolls through the crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls or restores payrolls afterwards.

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-03, Codification Improvements to Financial Instruments. This update clarified certain minor issues within the codification, including, among other things, debt securities disclosure for financial institutions and determination of the contractual term of a net investment in a lease. The standard was effective immediately, and did not have a material impact on the consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update provides expedients for contracts that are modified because of reference rate reform, including receivables, debt, leases, and certain derivatives. In addition, the update provides a one-time election to sell or transfer debt securities classified as held-to-maturity that reference a rate that is affected by reference rate reform. The update is effective as of March 12, 2020 through December 31, 2022. Adoption of this update did not have a material impact on the consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825 Financial Instruments. In addition to amending guidance related to the new CECL standard, this update clarifies certain aspects of hedge accounting and recognition and measurement of financial instruments. United adopted this update as of January 1, 2020, with no material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This update eliminates Step 2 from the goodwill impairment test, which required an entity to calculate the implied fair value of goodwill by valuing a reporting unit’s assets and liabilities using the same process that would be required to value assets and liabilities in a business combination. Instead, the amendments require that an entity perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. United adopted this update as of January 1, 2020, with no material impact on the consolidated financial statements.

Note 3 – Securities

The amortized cost basis, unrealized gains and losses and fair value of debt securities held-to-maturity as of the dates indicated are as follows (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2020
State and political subdivisions	$61,083	$3,377	$—	$64,460
Residential mortgage-backed securities, Agency	145,793	4,711	14	150,490
Commercial mortgage-backed, Agency	83,528	3,170	53	86,645
Total	$290,404	$11,258	$67	$301,595

As of December 31, 2019
State and political subdivisions	$45,479	$1,574	$9	$47,044
Residential mortgage-backed securities, Agency	153,967	2,014	694	155,287
Commercial mortgage-backed, Agency	84,087	1,627	141	85,573
Total	$283,533	$5,215	$844	$287,904

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The cost basis, unrealized gains and losses, and fair value of debt securities available-for-sale as of the dates indicated are presented below (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2020
U.S. Treasuries	$153,219	$5,745	$—	$158,964
U.S. Government agencies	2,777	190	—	2,967
State and political subdivisions	214,191	13,507	17	227,681
Residential mortgage-backed securities, Agency	1,008,944	29,264	459	1,037,749
Residential mortgage-backed securities, Non-agency	260,638	2,095	2,891	259,842
Commercial mortgage-backed, Agency	261,836	5,982	29	267,789
Corporate bonds	191,070	665	950	190,785
Asset-backed securities	109,542	340	5,783	104,099
Total	$2,202,217	$57,788	$10,129	$2,249,876

As of December 31, 2019
U.S. Treasuries	$152,990	$1,628	$—	$154,618
U.S. Government agencies	2,848	188	1	3,035
State and political subdivisions	214,677	11,813	—	226,490
Residential mortgage-backed securities, Agency	1,030,948	12,022	726	1,042,244
Residential mortgage-backed securities, Non-agency	250,550	6,231	—	256,781
Commercial mortgage-backed, Agency	266,770	2,261	128	268,903
Commercial mortgage-backed, Non-agency	15,395	918	263	16,050
Corporate bonds	202,131	1,178	218	203,091
Asset-backed securities	104,298	743	1,672	103,369
Total	$2,240,607	$36,982	$3,008	$2,274,581

Securities with a carrying value of $559 million and $918 million were pledged, primarily to secure public deposits, at March 31, 2020 and December 31, 2019, respectively.

 The following table summarizes debt securities held-to-maturity in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2020
Residential mortgage-backed securities, Agency	$1,589	$11	$440	$3	$2,029	$14
Commercial mortgage-backed, Agency	—	—	1,467	53	1,467	53
Total unrealized loss position	$1,589	$11	$1,907	$56	$3,496	$67

As of December 31, 2019
State and political subdivisions	$10,117	$9	$—	$—	$10,117	$9
Residential mortgage-backed securities, Agency	16,049	64	48,237	630	64,286	694
Commercial mortgage-backed, Agency	21,841	87	1,685	54	23,526	141
Total unrealized loss position	$48,007	$160	$49,922	$684	$97,929	$844

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes debt securities available-for-sale in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2020
State and political subdivisions	$15,009	$17	$—	$—	$15,009	$17
Residential mortgage-backed securities, Agency	32,736	454	1,856	5	34,592	459
Residential mortgage-backed securities, Non-agency	151,965	2,891	—	—	151,965	2,891
Commercial mortgage-backed, Agency	8,655	29	—	—	8,655	29
Corporate bonds	94,040	950	—	—	94,040	950
Asset-backed securities	20,713	1,240	59,022	4,543	79,735	5,783
Total unrealized loss position	$323,118	$5,581	$60,878	$4,548	$383,996	$10,129

As of December 31, 2019
U.S. Government agencies	$404	$1	$—	$—	$404	$1
Residential mortgage-backed securities, Agency	228,611	576	18,294	150	246,905	726
Commercial mortgage-backed, Agency	—	—	33,517	128	33,517	128
Commercial mortgage-backed, Non-agency	—	—	4,864	263	4,864	263
Corporate bonds	19,742	216	998	2	20,740	218
Asset-backed securities	32,294	625	38,990	1,047	71,284	1,672
Total unrealized loss position	$281,051	$1,418	$96,663	$1,590	$377,714	$3,008

At March 31, 2020, there were 58 debt securities available-for-sale and 6 debt securities held-to-maturity that were in an unrealized loss position. United does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at March 31, 2020 were primarily attributable to volatile market conditions resulting from uncertainty surrounding the impact of the COVID-19 pandemic.

No impairment charges were recognized during the three months ended March 31, 2019. At adoption of CECL on January 1, 2020 and at March 31, 2020, calculated credit losses on held-to-maturity debt securities were not material due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies and high credit quality municipal securities. As a result, no ACL was recorded on the held-to-maturity portfolio at March 31, 2020. In addition, at March 31, 2020, there was no ACL related to the available-for-sale portfolio. See Note 1 for additional details on the adoption of CECL as it relates to the securities portfolio.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes available-for-sale securities sales activity for the three months ended March 31, 2020 and 2019 (in thousands).

	Three Months Ended March 31,
	2020	2019
Proceeds from sales	$1,000	$178,604

Gross gains on sales	$—	$1,287
Gross losses on sales	—	(1,554)
Net losses on sales of securities	$—	$(267)

Income tax benefit attributable to sales	$—	$(68)

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of debt securities available-for-sale and held-to-maturity at March 31, 2020, by contractual maturity, are presented in the following table (in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries:
Within 1 year	$29,967	$30,035	$—	$—
1 to 5 years	123,252	128,929	—	—
	153,219	158,964	—	—

U.S. Government agencies:
1 to 5 years	354	358	—	—
More than 10 years	2,423	2,609	—	—
	2,777	2,967	—	—

State and political subdivisions:
Within 1 year	935	935	1,350	1,363
1 to 5 years	54,097	55,202	11,759	12,421
5 to 10 years	24,255	25,802	13,323	14,714
More than 10 years	134,904	145,742	34,651	35,962
	214,191	227,681	61,083	64,460

Corporate bonds:
Within 1 year	160,000	159,258	—	—
1 to 5 years	27,570	27,835	—	—
5 to 10 years	3,500	3,692	—	—
	191,070	190,785	—	—

Total securities other than asset-backed and mortgage-backed securities:
Within 1 year	190,902	190,228	1,350	1,363
1 to 5 years	205,273	212,324	11,759	12,421
5 to 10 years	27,755	29,494	13,323	14,714
More than 10 years	137,327	148,351	34,651	35,962

Asset-backed securities	109,542	104,099	—	—
Residential mortgage-backed securities	1,269,582	1,297,591	145,793	150,490
Commercial mortgage-backed securities	261,836	267,789	83,528	86,645
	$2,202,217	$2,249,876	$290,404	$301,595

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Loans and Leases and Allowance for Credit Losses

Major classifications of the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”) are summarized as of the dates indicated as follows (in thousands).

	March 31, 2020	December 31, 2019
Owner occupied commercial real estate	$1,702,984	$1,720,227
Income producing commercial real estate	2,064,502	2,007,950
Commercial & industrial	1,310,112	1,220,657
Commercial construction	959,318	976,215
Equipment financing	760,952	744,544
Total commercial	6,797,868	6,669,593
Residential mortgage	1,127,988	1,117,616
Home equity lines of credit	668,382	660,675
Residential construction	215,996	236,437
Consumer	125,190	128,232
Total loans	8,935,424	8,812,553
Less allowance for credit losses - loans	(81,905)	(62,089)
Loans, net	$8,853,519	$8,750,464

At March 31, 2020 and December 31, 2019, loans totaling $4.15 billion and $4.06 billion, respectively, were pledged as collateral to secure contingent funding sources.

During the first quarter of 2020 United sold $4.03 million of United States Small Business Administration / United States Department of Agriculture (“SBA/USDA”) guaranteed loans and $22.2 million of equipment financing receivables. During the first quarter of 2019, United sold $17.1 million of SBA/USDA guaranteed loans. The gains and losses on these loan sales were included in noninterest income on the consolidated statements of income.

At March 31, 2020 and December 31, 2019, equipment financing assets included leases of $37.6 million and $37.4 million, respectively. The components of the net investment in leases, which included both sales-type and direct financing, are presented below (in thousands).

	March 31, 2020	December 31, 2019
Minimum future lease payments receivable	$39,725	$39,709
Estimated residual value of leased equipment	3,575	3,631
Initial direct costs	788	842
Security deposits	(918)	(989)
Purchase accounting premium	238	273
Unearned income	(5,848)	(6,088)
Net investment in leases	$37,560	$37,378

Minimum future lease payments expected to be received from equipment financing lease contracts as of March 31, 2020 were as follows (in thousands):

Year
Remainder of 2020	$11,653
2021	12,387
2022	8,683
2023	4,937
2024	1,700
Thereafter	365
Total	$39,725

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

At December 31, 2019, the carrying value and outstanding balance of PCI loans were $58.6 million and $83.1 million, respectively. The following table presents changes in the balance of the accretable yield for PCI loans for the period indicated (in thousands):

Three Months Ended March 31, 2019
Balance at beginning of period	$26,868
Accretion	(4,813)
Reclassification from nonaccretable difference	2,706
Changes in expected cash flows that do not affect nonaccretable difference	1,863
Balance at end of period	$26,624

Nonaccrual and Past Due Loans
The following table presents the aging of the amortized cost basis in loans by aging category and accrual status as of March 31, 2020 (in thousands).

	Accruing
	Current Loans	Loans Past Due
		30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual Loans	Total Loans
Owner occupied commercial real estate	$1,686,758	$4,364	$1,457	$—	$10,405	$1,702,984
Income producing commercial real estate	2,057,775	4,482	10	—	2,235	2,064,502
Commercial & industrial	1,304,689	2,004	250	—	3,169	1,310,112
Commercial construction	956,397	791	406	—	1,724	959,318
Equipment financing	753,741	4,019	753	—	2,439	760,952
Total commercial	6,759,360	15,660	2,876	—	19,972	6,797,868
Residential mortgage	1,110,031	4,882	617	—	12,458	1,127,988
Home equity lines of credit	661,857	3,223	292	—	3,010	668,382
Residential construction	214,568	836	52	—	540	215,996
Consumer	123,720	982	260	—	228	125,190
Total loans	$8,869,536	$25,583	$4,097	$—	$36,208	$8,935,424

The following table presents the aging of recorded investment in loans, including accruing and nonaccrual loans, as of December 31, 2019 (in thousands).

	Loans Past Due - Accruing and Nonaccrual
	30 - 59 Days	60 - 89 Days	> 90 Days (1)	Total	Current Loans	PCI Loans	Total
Owner occupied commercial real estate	$2,913	$2,007	$6,079	$10,999	$1,700,682	$8,546	$1,720,227
Income producing commercial real estate	562	706	401	1,669	1,979,053	27,228	2,007,950
Commercial & industrial	2,140	491	2,119	4,750	1,215,581	326	1,220,657
Commercial construction	1,867	557	96	2,520	966,833	6,862	976,215
Equipment financing	2,065	923	3,045	6,033	734,526	3,985	744,544
Total commercial	9,547	4,684	11,740	25,971	6,596,675	46,947	6,669,593
Residential mortgage	5,655	2,212	2,171	10,038	1,097,999	9,579	1,117,616
Home equity lines of credit	1,697	421	1,385	3,503	655,762	1,410	660,675
Residential construction	325	125	402	852	235,211	374	236,437
Consumer	668	181	27	876	127,020	336	128,232
Total loans	$17,892	$7,623	$15,725	$41,240	$8,712,667	$58,646	$8,812,553

(1) Excluding PCI loans, substantially all loans more than 90 days past due were on nonaccrual status at December 31, 2019.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents nonaccrual loans by loan class for the periods indicated (in thousands).

	CECL			Incurred Loss
	March 31, 2020			December 31, 2019
	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total Nonaccrual Loans	Nonaccrual Loans
Owner occupied commercial real estate	$6,889	$3,516	$10,405	$10,544
Income producing commercial real estate	1,039	1,196	2,235	1,996
Commercial & industrial	1,332	1,837	3,169	2,545
Commercial construction	1,235	489	1,724	2,277
Equipment financing	43	2,396	2,439	3,141
Total commercial	10,538	9,434	19,972	20,503
Residential mortgage	3,163	9,295	12,458	10,567
Home equity lines of credit	962	2,048	3,010	3,173
Residential construction	130	410	540	939
Consumer	8	220	228	159
Total	$14,801	$21,407	$36,208	$35,341

The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms was approximately $468,000 and $378,000 for the three months ended March 31, 2020 and 2019, respectively.

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

Equipment Financing Receivables and Consumer Purpose Loans. United applies a pass / fail grading system to all equipment financing receivables and consumer purpose loans. Under the pass / fail grading system, loans that are on nonaccrual status, become past due 90 days, or are in bankruptcy are classified as “fail” and all other loans are classified as “pass”. For purposes of the table below, loans in these categories that are classified as “fail” are reported as substandard and all other loans are reported as pass.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Based on the most recent analysis performed, the amortized cost of loans by risk category by vintage year as of the date indicated is as follows (in thousands).

	As of March 31, 2020
	Term Loans by Origination Year						Revolvers	Revolvers converted to term loans	Total
	2020	2019	2018	2017	2016	Prior
Owner occupied commercial real estate:
Pass	$108,385	$402,541	$271,646	$236,178	$222,321	$287,441	$60,479	$28,008	$1,616,999
Watch	4,602	8,706	4,166	11,315	7,869	4,634	842	70	42,204
Substandard	3,320	8,582	2,903	12,650	3,739	8,613	3,215	759	43,781
Total owner occupied commercial real estate	116,307	419,829	278,715	260,143	233,929	300,688	64,536	28,837	1,702,984
Income producing commercial real estate:
Pass	206,665	500,411	399,578	284,259	286,601	258,605	37,060	9,820	1,982,999
Watch	6,665	12,955	9,885	4,214	8,775	2,989	—	1,807	47,290
Substandard	10,632	13,890	2,662	4,117	228	2,577	—	107	34,213
Total income producing commercial real estate	223,962	527,256	412,125	292,590	295,604	264,171	37,060	11,734	2,064,502
Commercial & industrial
Pass	87,261	267,166	240,535	125,838	93,442	63,150	361,419	9,674	1,248,485
Watch	1,066	807	2,725	620	883	53	16,140	147	22,441
Substandard	44	9,345	1,554	2,340	2,726	1,606	20,796	775	39,186
Total commercial & industrial	88,371	277,318	244,814	128,798	97,051	64,809	398,355	10,596	1,310,112
Commercial construction
Pass	90,555	246,335	313,984	163,033	91,830	19,976	15,565	7,600	948,878
Watch	306	940	994	181	49	401	—	—	2,871
Substandard	1,205	2,609	550	387	950	438	—	1,430	7,569
Total commercial construction	92,066	249,884	315,528	163,601	92,829	20,815	15,565	9,030	959,318
Equipment financing:
Pass	124,870	353,441	187,366	67,279	21,377	3,510	—	—	757,843
Substandard	—	817	1,421	627	180	64	—	—	3,109
Total equipment financing	124,870	354,258	188,787	67,906	21,557	3,574	—	—	760,952
Residential mortgage:
Pass	86,068	251,157	188,207	164,654	134,189	279,723	11	8,009	1,112,018
Substandard	832	2,103	2,927	1,520	891	7,337	—	360	15,970
Total residential mortgage	86,900	253,260	191,134	166,174	135,080	287,060	11	8,369	1,127,988
Home equity lines of credit
Pass	—	—	—	—	—	—	645,874	18,111	663,985
Substandard	—	—	—	—	—	—	226	4,171	4,397
Total home equity lines of credit	—	—	—	—	—	—	646,100	22,282	668,382
Residential construction
Pass	34,849	137,032	13,603	5,911	5,171	18,480	—	162	215,208
Substandard	—	173	133	25	127	330	—	—	788
Total residential construction	34,849	137,205	13,736	5,936	5,298	18,810	—	162	215,996
Consumer
Pass	16,878	45,895	25,917	10,217	7,199	3,947	14,567	97	124,717
Watch	—	—	—	—	—	—	7	—	7
Substandard	26	71	82	74	69	52	91	1	466
Total consumer	16,904	45,966	25,999	10,291	7,268	3,999	14,665	98	125,190

Total loans
Pass	755,531	2,203,978	1,640,836	1,057,369	862,130	934,832	1,134,975	81,481	8,671,132
Watch	12,639	23,408	17,770	16,330	17,576	8,077	16,989	2,024	114,813
Substandard	16,059	37,590	12,232	21,740	8,910	21,017	24,328	7,603	149,479
Total loans	$784,229	$2,264,976	$1,670,838	$1,095,439	$888,616	$963,926	$1,176,292	$91,108	$8,935,424

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Based on the most recent analysis performed, the risk category of loans by class of loans as of the date indicated is as follows (in thousands).

	As of December 31, 2019
	Pass	Watch	Substandard	Doubtful / Loss	Total
Owner occupied commercial real estate	$1,638,398	$24,563	$48,720	$—	$1,711,681
Income producing commercial real estate	1,914,524	40,676	25,522	—	1,980,722
Commercial & industrial	1,156,366	16,385	47,580	—	1,220,331
Commercial construction	960,251	2,298	6,804	—	969,353
Equipment financing	737,418	—	3,141	—	740,559
Total commercial	6,406,957	83,922	131,767	—	6,622,646
Residential mortgage	1,093,902	—	14,135	—	1,108,037
Home equity lines of credit	654,619	—	4,646	—	659,265
Residential construction	234,791	—	1,272	—	236,063
Consumer	127,507	8	381	—	127,896
Total loans, excluding PCI loans	8,517,776	83,930	152,201	—	8,753,907

Owner occupied commercial real estate	3,238	2,797	2,511	—	8,546
Income producing commercial real estate	19,648	6,305	1,275	—	27,228
Commercial & industrial	104	81	141	—	326
Commercial construction	3,628	590	2,644	—	6,862
Equipment financing	3,952	—	33	—	3,985
Total commercial	30,570	9,773	6,604	—	46,947
Residential mortgage	8,112	—	1,467	—	9,579
Home equity lines of credit	1,350	—	60	—	1,410
Residential construction	348	—	26	—	374
Consumer	303	—	33	—	336
Total PCI loans	40,683	9,773	8,190	—	58,646

Total loan portfolio	$8,558,459	$93,703	$160,391	$—	$8,812,553

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Troubled Debt Restructurings
As of March 31, 2020 and December 31, 2019, United had TDRs totaling $53.7 million and $54.2 million, respectively. United allocated $1.51 million and $2.51 million of allowance for TDRs as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, there were no commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

Loans modified under the terms of a TDR during the three months ended March 31, 2020 and 2019 are presented in the following table. In addition, the table presents loans modified under the terms of a TDR that defaulted (became 90 days or more delinquent) during the periods presented and were initially restructured within one year prior to default (dollars in thousands).

	New TDRs
		Pre-modification Outstanding Amortized Cost	Post-Modification Outstanding Amortized Cost by Type of Modification				TDRs Modified Within the Previous Twelve Months That Have Subsequently Defaulted
	Number of Contracts		Rate Reduction	Structure	Other	Total	Number of Contracts	Amortized Cost
Three Months Ended March 31, 2020
Owner occupied commercial real estate	1	$1,008	$—	$—	$990	$990	—	$—
Income producing commercial real estate	3	235	—	67	165	232	—	—
Commercial & industrial	—	—	—	—	—	—	1	6
Commercial construction	—	—	—	—	—	—	—	—
Equipment financing	7	434	—	434	—	434	—	—
Total commercial	11	1,677	—	501	1,155	1,656	1	6
Residential mortgage	5	302	—	278	—	278	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Consumer	2	11	—	—	11	11	1	3
Total loans	18	$1,990	$—	$779	$1,166	$1,945	2	$9

Three Months Ended March 31, 2019
Owner occupied commercial real estate	—	$—	$—	$—	$—	$—	—	$—
Income producing commercial real estate	1	169	—	169	—	169	—	—
Commercial & industrial	1	7	—	—	7	7	—	—
Commercial construction	—	—	—	—	—	—	—	—
Equipment financing	—	—	—	—	—	—	—	—
Total commercial	2	176	—	169	7	176	—	—
Residential mortgage	2	345	—	344	—	344	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Consumer direct	—	—	—	—	—	—	—	—
Indirect auto	6	66	—	—	57	57	—	—
Total loans	10	$587	$—	$513	$64	$577	—	$—

As of March 31, 2020, United had granted short-term deferrals related to the COVID-19 crisis for $164 million of loans that were otherwise performing prior to modification. Pursuant to the CARES Act, these loans were not considered TDRs.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Allowance for Credit Losses
Since the adoption of ASC 326, the ACL for loans represents management’s estimate of life of loan credit losses in the portfolio as of the end of the period. The ACL related to unfunded commitments is included in other liabilities in the consolidated balance sheet.
The following table presents the balance and activity in the ACL by portfolio segment for the periods indicated (in thousands).

	CECL							Incurred Loss
	2020							2019
Three Months Ended March 31,
	December 31, 2019 Balance	Adoption of CECL	January 1, 2020 Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Charge- Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied commercial real estate	$11,404	$(1,616)	$9,788	$(6)	$1,034	$184	$11,000	$12,207	$(5)	$69	$(397)	$11,874
Income producing commercial real estate	12,306	(30)	12,276	(411)	141	4,578	16,584	11,073	(197)	20	230	11,126
Commercial & industrial	5,266	4,012	9,278	(7,561)	376	8,738	10,831	4,802	(1,519)	163	1,449	4,895
Commercial construction	9,668	(2,583)	7,085	—	141	2,330	9,556	10,337	(69)	394	(387)	10,275
Equipment financing	7,384	5,871	13,255	(1,863)	356	2,990	14,738	5,452	(1,424)	143	2,060	6,231
Residential mortgage	8,081	1,569	9,650	(284)	275	1,422	11,063	8,295	(61)	48	63	8,345
Home equity lines of credit	4,575	1,919	6,494	(20)	103	310	6,887	4,752	(337)	122	260	4,797
Residential construction	2,504	(1,771)	733	(22)	34	71	816	2,433	(4)	26	(65)	2,390
Consumer	901	(491)	410	(638)	231	427	430	853	(547)	207	324	837
Indirect auto	—	—	—	—	—	—	—	999	(197)	38	32	872
Total allowance for credit losses - loans	62,089	6,880	68,969	(10,805)	2,691	21,050	81,905	61,203	(4,360)	1,230	3,569	61,642
Allowance for unfunded commitments	3,458	1,871	5,329	—	—	1,141	6,470	3,410	—	—	(269)	3,141
Total allowance for credit losses	$65,547	$8,751	$74,298	$(10,805)	$2,691	$22,191	$88,375	$64,613	$(4,360)	$1,230	$3,300	$64,783

As of March 31, 2020, United used a one-year reasonable and supportable forecast period. The changes in loss rates used as the basis for the estimate of credit losses during this period were modeled using historical data from peer banks and macroeconomic forecast data obtained from a third party vendor, which were then applied to United’s recent default experience as a starting point. At March 31, 2020, the forecast indicated that the markets in which United operates will experience a decline in economic conditions and an increase in the unemployment rate over the next year, primarily as a result of the COVID-19 pandemic. The increase in the ACL compared to January 1, 2020 was primarily attributable to the worsening trends in the forecast at March 31, 2020 compared to the forecast used at adoption, with the primary economic forecast driver being the change in the unemployment rate.

For periods beyond the reasonable and supportable forecast period of one year, United reverted to historical credit loss information on a straight line basis over two years. For all collateral types excluding residential mortgage, United reverted to through-the-cycle average default rates using peer data from 2000 to 2017. For loans secured by residential mortgages, the peer data was adjusted for changes in lending practices designed to prevent the magnitude of losses observed during the mortgage crisis.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Disaggregation of Incurred Loss Impairment Methodology
The following tables represent the recorded investment in loans by portfolio segment and the balance of the allowance assigned to each segment based on the method of evaluating the loans for impairment as of December 31, 2019 (in thousands).

	Loans Outstanding				Allowance for Credit Losses
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance
Owner occupied commercial real estate	$19,233	$1,692,448	$8,546	$1,720,227	$816	$10,483	$105	$11,404
Income producing commercial real estate	18,134	1,962,588	27,228	2,007,950	770	11,507	29	12,306
Commercial & industrial	1,449	1,218,882	326	1,220,657	21	5,193	52	5,266
Commercial construction	3,675	965,678	6,862	976,215	55	9,613	—	9,668
Equipment financing	1,027	739,532	3,985	744,544	—	7,240	144	7,384
Residential mortgage	15,991	1,092,046	9,579	1,117,616	782	7,296	3	8,081
Home equity lines of credit	992	658,273	1,410	660,675	16	4,541	18	4,575
Residential construction	1,256	234,807	374	236,437	47	2,456	1	2,504
Consumer	214	127,682	336	128,232	5	885	11	901
Total	$61,971	$8,691,936	$58,646	$8,812,553	2,512	59,214	363	62,089
Allowance for unfunded commitments					—	3,458	—	3,458
Total allowance for credit losses					$2,512	$62,672	$363	$65,547

The following table presents additional detail on loans individually evaluated for impairment under Incurred Loss by class as of December 31, 2019 (in thousands).

	December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Owner occupied commercial real estate	$9,527	$8,118	$—
Income producing commercial real estate	5,159	4,956	—
Commercial & industrial	1,144	890	—
Commercial construction	2,458	2,140	—
Equipment financing	1,027	1,027	—
Total commercial	19,315	17,131	—
Residential mortgage	7,362	6,436	—
Home equity lines of credit	1,116	861	—
Residential construction	731	626	—
Consumer	66	53	—
Total with no related allowance recorded	28,590	25,107	—

With an allowance recorded:
Owner occupied commercial real estate	11,136	11,115	816
Income producing commercial real estate	13,591	13,178	770
Commercial & industrial	559	559	21
Commercial construction	1,535	1,535	55
Equipment financing	—	—	—
Total commercial	26,821	26,387	1,662
Residential mortgage	9,624	9,555	782
Home equity lines of credit	146	131	16
Residential construction	643	630	47
Consumer	161	161	5
Total with an allowance recorded	37,395	36,864	2,512
Total	$65,985	$61,971	$2,512

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired under Incurred Loss are presented below for the period indicated (in thousands).

	Three Months Ended March 31, 2019
	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received
Owner occupied commercial real estate	$17,410	$285	$284
Income producing commercial real estate	14,237	193	207
Commercial & industrial	1,716	19	19
Commercial construction	2,402	34	33
Equipment financing	—	—	—
Total commercial	35,765	531	543
Residential mortgage	15,502	168	174
Home equity lines of credit	258	4	3
Residential construction	1,408	24	23
Consumer	205	4	4
Indirect auto	1,190	14	14
Total	$54,328	$745	$761

Note 5 – Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the details regarding amounts reclassified out of accumulated other comprehensive income for the periods indicated (in thousands).

Details about Accumulated Other Comprehensive Income Components	Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
	2020	2019
Realized losses on available-for-sale securities:
	$—	$(267)	Securities losses, net
	—	68	Income tax benefit
	$—	$(199)	Net of tax

Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity:
	$(83)	$(84)	Investment securities interest revenue
	20	20	Income tax benefit
	$(63)	$(64)	Net of tax

Amortization of losses included in net income on derivative financial instruments accounted for as cash flow hedges:
Amortization of losses on de-designated positions	$—	$(102)	Deposit interest expense
	—	26	Income tax benefit
	$—	$(76)	Net of tax

Reclassifications related to defined benefit pension plan activity:
Prior service cost	$(133)	$(159)	Salaries and employee benefits expense
Actuarial losses	(81)	(15)	Other expense
	(214)	(174)	Total before tax
	54	44	Income tax benefit
	$(160)	$(130)	Net of tax

Total reclassifications for the period	$(223)	$(469)	Net of tax

Amounts shown above in parentheses reduce earnings.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended March 31,
	2020	2019
Net income	$31,884	$44,262
Dividends and undistributed earnings allocated to unvested shares	(243)	(315)
Net income available to common shareholders	$31,641	$43,947

Weighted average shares outstanding:
Basic	79,340	79,807
Effect of dilutive securities
Stock options	—	3
Restricted stock units	106	3
Diluted	79,446	79,813

Net income per common share:
Basic	$0.40	$0.55
Diluted	$0.40	$0.55

At March 31, 2020, United excluded 1,000 potentially dilutive shares of common stock issuable upon exercise of stock options with a weighted average exercise price of $30.45 from the computation of diluted earnings per share because of their antidilutive effect.

At March 31, 2019, United excluded 31,812 potentially dilutive shares of common stock issuable upon exercise of stock options with a weighted average exercise price of $31.47 from the computation of diluted earnings per share because of their antidilutive effect.

Note 7 – Derivatives and Hedging Activities

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

United has master netting agreements with the derivatives dealers with which it does business, but has elected to reflect gross assets and liabilities on the consolidated balance sheets.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The table below presents the fair value of derivative financial instruments as of the dates indicated as well as their classification on the consolidated balance sheets (in thousands):

	March 31, 2020		December 31, 2019
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Fair value hedge of brokered time deposits	$—	$144	$—	$880
Total	$—	$144	$—	$880
Derivatives not designated as hedging instruments:
Customer derivative positions	$74,793	$33	$27,277	$446
Dealer offsets to customer derivative positions	33	20,318	394	6,425
Risk participations	—	28	—	12
Mortgage banking - loan commitment	7,361	—	1,970	—
Mortgage banking - forward sales commitment	481	4,281	98	86
Bifurcated embedded derivatives	—	538	5,268	—
Dealer offsets to bifurcated embedded derivatives	—	2,007	—	7,667
Total	$82,668	$27,205	$35,007	$14,636

Total derivatives	$82,668	$27,349	$35,007	$15,516

Total gross derivative instruments	$82,668	$27,349	$35,007	$15,516
Less: Amounts subject to master netting agreements	(50)	(50)	(401)	(401)
Less: Cash collateral received/pledged	—	(23,718)	—	(14,933)
Net amount	$82,618	$3,581	$34,606	$182

Customer derivative positions include swaps, caps, and corridors between United and certain commercial loan customers with offsetting positions to dealers under a back-to-back program. In addition, United occasionally enters into credit risk participation agreements with counterparty banks to accept or transfer a portion of the credit risk related to interest rate swaps. The agreements, which are typically executed in conjunction with a participation in a loan with the same customer, allow customers to execute an interest rate swap with one bank while allowing for the distribution of the credit risk among participating members.

United also has three interest rate swap contracts that are not designated as hedging instruments but are economic hedges of market-linked brokered certificates of deposit. The market-linked brokered certificates of deposit contain embedded derivatives that are bifurcated from the host instruments and are marked to market through earnings. The fair value marks on the market-linked swaps and the bifurcated embedded derivatives tend to move in opposite directions with changes in 90-day London Interbank Offered Rate (“LIBOR”) and therefore provide an economic hedge.

In addition, United originates certain residential mortgage loans with the intention of selling these loans. Between the time United enters into an interest-rate lock commitment to originate a residential mortgage loan that is to be held for sale and the time the loan is funded and eventually sold, United is subject to the risk of variability in market prices. United enters into forward sale agreements to mitigate risk and to protect the expected gain on the eventual loan sale. The commitments to originate residential mortgage loans and forward loan sales commitments are freestanding derivative instruments. United accounts for most newly originated mortgage loans at fair value pursuant to the fair value option, and these loans are not reflected in the table above. Fair value adjustments on these derivative instruments are recorded within mortgage loan gains and other related fee income in the consolidated statements of income.

Cash Flow Hedges of Interest Rate Risk
At March 31, 2020 and December 31, 2019 United did not have any active cash flow hedges. The loss remaining in other comprehensive income from prior hedges that had previously been de-designated was being amortized into earnings over the original term of the swaps as the forecasted transactions that the swaps were originally designated to hedge were still expected to occur. During the second quarter of 2019, United amortized the remaining balance of losses on terminated hedging positions from other comprehensive income, which was the only effect of cash flow hedges on the consolidated statements of income for the three months ended March 31, 2020 and 2019. See Note 5 for further detail.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Fair Value Hedges of Interest Rate Risk
United is exposed to changes in the fair value of certain of its fixed-rate obligations due to changes in interest rates. United uses interest rate derivatives to manage its exposure to changes in fair value on these instruments attributable to changes in interest rates. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives.

At March 31, 2020 and December 31, 2019, United had three and four, respectively, interest rate swaps with an aggregate notional amount of $27.9 million and $37.9 million, respectively, that were designated as fair value hedges of fixed-rate brokered time deposits. The swaps involved the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements.

The table below presents the effect of derivatives in fair value hedging relationships on the consolidated statement of income for the periods indicated (in thousands).

	Interest expense - deposits
	Three Months Ended March 31,
	2020	2019
Total amounts presented in the consolidated statements of income	$15,075	$15,957

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	(75)	(101)
Recognized on derivatives	1,062	451
Recognized on hedged items	(982)	(462)
Net income (expense) recognized on fair value hedges	$5	$(112)

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

	March 31, 2020		December 31, 2019
Balance Sheet Location	Carrying amount of Assets (Liabilities)	Hedge Accounting Basis Adjustment	Carrying amount of Assets (Liabilities)	Hedge Accounting Basis Adjustment
Deposits	$(27,017)	$(324)	$(35,880)	$645

Derivatives Not Designated as Hedging Instruments
The table below presents the gains and losses recognized in income on derivatives not designated as hedging instruments for the periods indicated (in thousands).

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		2020	2019
Three Months Ended March 31,
Customer derivatives and dealer offsets	Other noninterest income	$1,424	$503
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	(195)	218
De-designated hedges	Other noninterest income	—	(193)
Mortgage banking derivatives	Mortgage loan revenue	(829)	(190)
Risk participations	Other noninterest income	(17)	2
		$383	$340

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

Note 8 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of various share-based compensation. Options granted under the plan have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan document). As of March 31, 2020, 1.30 million additional awards could be granted under the plan.

The following table shows stock option activity for the first three months of 2020.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2019	1,500	$27.95
Expired	(500)	22.95
Outstanding at March 31, 2020	1,000	30.45	0.04	$—

Exercisable at March 31, 2020	1,000	30.45	0.04	—

The fair value of each option is estimated on the date of grant using the Black-Scholes model. No stock options were granted during the three months ended March 31, 2020 and 2019. United recognized no compensation expense related to stock options during the three months ended March 31, 2020 and 2019.

The table below presents restricted stock unit activity for the first three months of 2020.

Restricted Stock Unit Awards	Shares	Weighted- Average Grant- Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2019	808,424	$27.94
Granted	38,988	25.39
Vested	(64,912)	27.83		$1,870
Cancelled	(17,672)	26.44
Outstanding at March 31, 2020	764,828	27.85	4.0	14,004

Compensation expense for restricted stock units and performance stock units without market conditions is based on the market value of United’s common stock on the date of grant. Compensation expense for performance stock units with market conditions is based on the grant date per share fair market value which was estimated using the Monte Carlo Simulation valuation model. United recognizes the impact of forfeitures as they occur. The value of restricted stock unit and performance stock unit awards is amortized into expense over the service period. For the three months ended March 31, 2020 and 2019, expense of $2.40 million and $1.91 million, respectively, was recognized related to restricted stock unit and performance stock unit awards granted to United employees in salaries and employee benefits expense. In addition, for the three months ended March 31, 2020 and 2019, $93,000 and $72,000, respectively, was recognized in other operating expense for restricted stock unit awards granted to members of United’s Board of Directors.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

A deferred income tax benefit related to stock-based compensation expense of $637,000 and $507,000 was included in the determination of income tax expense for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was $12.8 million of unrecognized expense related to non-vested restricted stock unit and performance stock unit awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.3 years. As of March 31, 2020, there was no unrecognized expense related to non-vested stock options granted under the plan.

Note 9 – Common Stock

In November of 2019, United’s Board of Directors authorized an expansion of the existing common stock repurchase plan to authorize the repurchase of its common stock up to $50 million. The program is scheduled to expire on the earlier of United’s repurchase of its common stock having an aggregate purchase price of $50 million or December 31, 2020. Under the program, shares may be repurchased in the open market or in privately negotiated transactions, from time to time, subject to market conditions. During the three months ended March 31, 2020 and 2019, 826,482 and 305,052 shares, respectively, were repurchased under the program. As of March 31, 2020, United had remaining authorization to repurchase up to $29.2 million of outstanding common stock under the program.

Note 10 – Assets and Liabilities Measured at Fair Value

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
Notes to Consolidated Financial Statements (Unaudited)

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

Derivative Financial Instruments
United uses derivatives to manage interest rate risk. The valuation of these instruments is typically determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments. The variable cash payments are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves. United also uses best effort and mandatory delivery forward loan sale commitments to hedge risk in its mortgage lending business.

United incorporates credit valuation adjustments as necessary to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, United has considered the effect of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees.

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

Servicing Rights for Residential and SBA/USDA Loans
United recognizes servicing rights upon the sale of residential and SBA/USDA loans sold with servicing retained. Management has elected to carry these assets at fair value. Given the nature of these assets, the key valuation inputs are unobservable and management classifies these assets as Level 3.

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

March 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Debt securities available-for-sale:
U.S. Treasuries	$158,964	$—	$—	$158,964
U.S. Government agencies	—	2,967	—	2,967
State and political subdivisions	—	227,681	—	227,681
Residential mortgage-backed securities	—	1,297,591	—	1,297,591
Commercial mortgage-backed securities	—	267,789	—	267,789
Corporate bonds	—	190,785	—	190,785
Asset-backed securities	—	104,099	—	104,099
Equity securities with readily available fair values	1,338	—	—	1,338
Mortgage loans held for sale	—	89,959	—	89,959
Deferred compensation plan assets	7,537	—	—	7,537
Servicing rights for SBA/USDA loans	—	—	6,290	6,290
Residential mortgage servicing rights	—	—	11,059	11,059
Derivative financial instruments	—	75,307	7,361	82,668
Total assets	$167,839	$2,256,178	$24,710	$2,448,727

Liabilities:
Deferred compensation plan liability	$7,549	$—	$—	$7,549
Derivative financial instruments	—	24,632	2,717	27,349
Total liabilities	$7,549	$24,632	$2,717	$34,898

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Debt securities available-for-sale
U.S. Treasuries	$154,618	$—	$—	$154,618
U.S. Agencies	—	3,035	—	3,035
State and political subdivisions	—	226,490	—	226,490
Residential mortgage-backed securities	—	1,299,025	—	1,299,025
Commercial mortgage-backed securities	—	284,953	—	284,953
Corporate bonds	—	202,093	998	203,091
Asset-backed securities	—	103,369	—	103,369
Equity securities with readily available fair values	1,973	—	—	1,973
Mortgage loans held for sale	—	58,484	—	58,484
Deferred compensation plan assets	8,133	—	—	8,133
Servicing rights for SBA/USDA loans	—	—	6,794	6,794
Residential mortgage servicing rights	—	—	13,565	13,565
Derivative financial instruments	—	27,769	7,238	35,007
Total assets	$164,724	$2,205,218	$28,595	$2,398,537

Liabilities:
Deferred compensation plan liability	$8,132	$—	$—	$8,132
Derivative financial instruments	—	6,957	8,559	15,516
Total liabilities	$8,132	$6,957	$8,559	$23,648

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table shows a reconciliation of the beginning and ending balances for the periods indicated for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	2020					2019
	Derivative Asset	Derivative Liability	Servicing rights for SBA/USDA loans	Residential mortgage servicing rights	Debt Securities Available-for-Sale	Derivative Asset	Derivative Liability	Servicing rights for SBA/USDA loans	Residential mortgage servicing rights	Debt Securities Available-for-Sale
Three Months Ended March 31,
Balance at beginning of period	$7,238	$8,559	$6,794	$13,565	$998	$11,841	$15,732	$7,510	$11,877	$995
Additions	—	—	95	2,115	—	—	—	375	863	—
Sales and settlements	—	—	(307)	(493)	(1,000)	(1,135)	(2,330)	(363)	(150)	—
Other comprehensive income	—	—	—	—	2	—	—	—	—	—
Amounts included in earnings - fair value adjustments	123	(5,842)	(292)	(4,128)	—	(1,145)	(1,958)	(121)	(1,143)	—
Balance at end of period	$7,361	$2,717	$6,290	$11,059	$—	$9,561	$11,444	$7,401	$11,447	$995

The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis as of the dates indicated (in thousands).

	Fair Value				Weighted Average
Level 3 Assets and Liabilities	March 31, 2020	December 31, 2019	Valuation Technique		March 31, 2020	December 31, 2019
				Unobservable Inputs
Servicing rights for SBA/USDA loans	$6,290	$6,794	Discounted cash flow	Discount rate	12.0%	12.3%
				Prepayment rate	17.1%	16.5%
Residential mortgage servicing rights	11,059	13,565	Discounted cash flow	Discount rate	10.0%	10.0%
				Prepayment rate	19.3%	14.1%
Corporate bonds	—	998	Indicative bid provided by a broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	N/A	N/A
Derivative assets - mortgage	7,361	1,970	Internal model	Pull through rate	80.5%	83.6%
Derivative assets - other	—	5,268	Dealer priced	Dealer priced	N/A	N/A
Derivative liabilities - risk participations	28	12	Internal model	Probable exposure rate	0.15%	0.36%
				Probability of default rate	1.80%	1.80%
Derivative liabilities - other	2,689	8,547	Dealer priced	Dealer priced	N/A	N/A

Fair Value Option
At March 31, 2020, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $90.0 million and $86.4 million, respectively. At December 31, 2019, mortgage loans held for sale for which the fair value option was elected had an aggregate fair value and outstanding principal balance of $58.5 million and $56.6 million, respectively. Interest income on these loans is calculated based on the note rate of the loan and is recorded in interest revenue. During the three months ended March 31, 2020 and 2019, changes in fair value of these loans resulted in net gains of $1.73 million and $306,000, respectively. Gains and losses resulting from the change in fair value of these loans are recorded in mortgage loan and other related fees. These changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of all assets that were still held as of March 31, 2020 and December 31, 2019, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented (in thousands).

	Level 1	Level 2	Level 3	Total
March 31, 2020
Loans	$—	$—	$3,909	$3,909

December 31, 2019
Loans	$—	$—	$20,977	$20,977

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

		Fair Value Level
	Carrying Amount	Level 1	Level 2	Level 3	Total
March 31, 2020
Assets:
Securities held-to-maturity	$290,404	$—	$301,595	$—	$301,595
Loans and leases, net	8,853,519	—	—	8,690,538	8,690,538

Liabilities:
Deposits	11,034,926	—	11,037,183	—	11,037,183
Long-term debt	212,849	—	—	213,940	213,940

December 31, 2019
Assets:
Securities held-to-maturity	$283,533	$—	$287,904	$—	$287,904
Loans and leases, net	8,750,464	—	—	8,714,592	8,714,592

Liabilities:
Deposits	10,897,244	—	10,897,465	—	10,897,465
Long-term debt	212,664	—	—	217,665	217,665

Note 11 – Commitments and Contingencies

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

The following table summarizes the contractual amount of off-balance sheet instruments as of the dates indicated (in thousands).

	March 31, 2020	December 31, 2019
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,079,644	$2,126,275
Letters of credit	24,705	22,533

United holds minor investments in certain limited partnerships for Community Reinvestment Act purposes. As of March 31, 2020, United had committed to fund an additional $10.4 million related to future capital calls that had not been reflected in the consolidated balance sheet.

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

Note 12 – Regulatory Matters

As of March 31, 2020, United and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time. To be categorized as well-capitalized at March 31, 2020, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at such time, as set forth in the table below and have met certain other requirements. Management believes that United and the Bank exceeded all well-capitalized requirements at March 31, 2020, and there have been no conditions or events since year-end that would change the status of well-capitalized.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Through the CARES Act, federal banking regulatory agencies have provided relief, which United has adopted, for the delay of the adverse capital impact of CECL at adoption and during the subsequent two-year period after adoption. This optional two-year delay is followed by an optional three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. Under the transition provision, the amount of aggregate capital benefit is phased out by 25% each year with the full impact of adoption completely recognized by the beginning of the sixth year.

Regulatory capital ratios at March 31, 2020 and December 31, 2019, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under prompt corrective action provisions in effect at such times are presented below for United and the Bank (dollars in thousands):

	Basel III Guidelines		United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum (1)	Well Capitalized	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Risk-based ratios:
Common equity tier 1 capital	4.5%	6.5%	12.85%	12.97%	13.58%	14.87%
Tier 1 capital	6.0	8.0	13.09	13.21	13.58	14.87
Total capital	8.0	10.0	14.93	15.01	14.30	15.54
Leverage ratio	4.0	5.0	10.40	10.34	10.78	11.63

Common equity tier 1 capital			$1,283,068	$1,275,148	$1,351,820	$1,458,720
Tier 1 capital			1,307,318	1,299,398	1,351,820	1,458,720
Total capital			1,490,998	1,476,302	1,424,147	1,524,267
Risk-weighted assets			9,983,839	9,834,051	9,957,388	9,810,477
Average total assets for the leverage ratio			12,570,521	12,568,563	12,538,532	12,545,254

(1) As of March 31, 2020 and December 31, 2019 the additional capital conservation buffer in effect was 2.50%

Note 13 – Goodwill

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. At March 31, 2020 and December 31, 2019, the net carrying value of goodwill was $327 million. Goodwill is not amortized but is assessed for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment, referred to as a triggering event. Upon the occurrence of a triggering event, accounting guidance allows for an assessment of qualitative factors to determine whether it is more likely than not, or a greater than 50% likelihood, that the fair value of the entity is less than its carrying amount, including goodwill. When it is more likely than not that impairment has occurred, management is required to perform a quantitative analysis and, if necessary, adjust the carrying amount of goodwill by recording a goodwill impairment loss. During the first quarter of 2020, as a result of market concerns about the potential impact of COVID-19, United’s stock price declined such that it traded below book value for the latter part of the quarter. As a result of this triggering event, management has qualitatively assessed and concluded that there is not a greater than 50% likelihood that United’s fair value is less than its carrying amount as of March 31, 2020, given the short duration of change in macroeconomic conditions and excess of value as of the latest annual test performed as of September 30, 2019. Management will continue to monitor and assess the impact of the pandemic on the Company’s value.

Note 14 - Subsequent Events

On May 6, 2020, United’s Board of Directors approved a regular quarterly cash dividend of $0.18 per common share. The dividend is payable July 6, 2020, to shareholders of record on June 15, 2020.

Subsequent to quarter-end and through May 1, 2020, United had received SBA authorization for 11,256 PPP loans totaling $1.20 billion. In addition, through April 30, 2020, United had granted short-term deferrals on loans that were otherwise performing of approximately $1.40 billion, which included those granted prior to quarter-end.

The COVID-19 pandemic has disrupted and adversely affected United’s business and results of operations, and the ultimate impacts of the pandemic on United’s business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain and will be impacted by the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at March 31, 2020 and December 31, 2019 and our results of operations for the three months ended March 31, 2020 and March 31, 2019. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. Unless the context otherwise requires, the terms “we,” “our,” “us” or “United” refer to United Community Banks, Inc. and its direct and indirect subsidiaries, including United Community Bank, which we sometimes refer to as “the Bank,” “our bank subsidiary” or “our bank.” References to the “Holding Company” refer to United Community Banks, Inc. on an unconsolidated basis. The following discussion and analysis should be read along with our consolidated financial statements and related notes included in Part I - Item 1 of this Quarterly Report on Form 10-Q, “Cautionary Note Regarding Forward-Looking Statements” and the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 10-K”), as supplemented by those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q, and the other reports we have filed with the SEC after we filed the 2019 10-K.

Overview

We offer a wide array of commercial and consumer banking services and investment advisory services through a 149-branch network throughout Georgia, South Carolina, North Carolina and Tennessee. We have grown organically as well as through strategic acquisitions. On May 1, 2019, we acquired First Madison Bank & Trust (“FMBT”), which operated four branches in the Athens-Clarke County, Georgia MSA. We acquired $245 million of assets and assumed $213 million of liabilities in the acquisition. Also, on March 9, 2020, we entered into a merger agreement through which we will acquire Three Shores Bancorporation, Inc. (“Three Shores”) including its wholly-owned subsidiary, Seaside National Bank & Trust (“Seaside”) headquartered in Orlando, Florida. Seaside is a premier commercial lender with a strong wealth management platform and operates a 14 branch network located in key Florida metropolitan markets. The merger is expected to be completed during the third quarter of 2020.

Recent Developments
During the first quarter of 2020, global financial markets experienced significant volatility resulting from the spread of a novel coronavirus known as COVID-19. In March of 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has restricted the level of economic activity in our markets. In response to the pandemic, the governments of the states in which we have branches and of most other states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These measures have dramatically increased unemployment in the United States and have negatively impacted many businesses, and thereby threatened the repayment ability of some of our borrowers.

To address the economic impact in the United States, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act included a number of provisions that affected us, including accounting relief for troubled debt restructurings (“TDRs”) and relief for the effect of current expected credit losses accounting standard (“CECL”) implementation on regulatory capital. The CARES Act also established the Paycheck Protection Program (“PPP”) through the Small Business Administration (“SBA”), which allowed us to lend money to small businesses to maintain employee payrolls through the crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls and meet certain other requirements.

In addition, the Federal Reserve took steps to bolster the economy by, among other things, reducing the federal funds rate and the discount-window borrowing rate to near zero.

In response to the pandemic, we have implemented protocols and processes to help protect our employees, customers and communities. These measures include:

•
Operating our branches under a drive-through model with appointment-only lobby service, leveraging our business continuity plans and capabilities that include critical operations teams being divided and dispersed to separate locations and, when possible, having employees work from home.

•
Offering assistance to our customers affected by the COVID-19 pandemic, which includes payment deferrals, waiving certain fees, suspending property foreclosures, and participating in the CARES Act and lending programs for businesses, including the SBA PPP.

•	Temporarily suspending common stock repurchases to maximize capital and liquidity resources.

In connection with reviewing our financial condition in light of the pandemic, we evaluated certain assets, including goodwill and other intangibles, for potential impairment. Based upon our review as of March 31, 2020, no impairments have been recorded. We have also elected to delay for two years the phase-in of the capital impact from our adoption of the new accounting standard on credit losses. For more information, see Capital Resources and Dividends.
We have implemented various consumer and commercial loan modification programs to provide our borrowers relief from the economic impacts of COVID-19. Based on guidance in the CARES Act, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from TDR classification under accounting principles generally accepted in the United States of America (GAAP). In addition, the bank regulatory agencies issued interagency guidance stating that COVID-19 related short-term modifications (i.e., six months or less) granted to loans that were current as of the loan modification program implementation date are not TDRs. For more information, see Note 4 - Loans and Leases and Allowance for Credit Losses to the Consolidated Financial Statements.
Given the unprecedented uncertainty and rapidly evolving economic effects and social impacts of the COVID-19 pandemic, the future direct and indirect impact on our business, results of operations and financial condition are highly uncertain. Should current economic conditions persist or continue to deteriorate, we expect that this macroeconomic environment will have a continued adverse effect on our business and results of operations, which could include, but not be limited to: decreased demand for our products and services, protracted periods of lower interest rates, increased noninterest expenses, including operational losses, and increased credit losses due to deterioration in the financial condition of our consumer and commercial borrowers, including declining asset and collateral values, which may continue to increase our provision for credit losses and net charge-offs. For more information on how the risks related to COVID-19 may adversely affect our business, results of operations and financial condition, see Part II, Item 1A Risk Factors on page 58.
Financial Highlights
At March 31, 2020, we had total consolidated assets of $13.1 billion, total loans of $8.94 billion, total deposits of $11.0 billion, and shareholders’ equity of $1.64 billion. We reported net income of $31.9 million, or $0.40 per diluted share, for the first quarter of 2020, compared to net income of $44.3 million, or $0.55 per diluted share, for the first quarter of 2019.

Net interest revenue increased to $119 million for the first quarter of 2020, compared to $116 million for the first quarter of 2019, due to several factors including higher purchased loan accretion, an improvement in the mix of interest-earning assets as growth in the loan portfolio replaced an intentionally shrinking investment portfolio, and a more favorable funding mix, which included a reduction in higher cost wholesale funding and an increase in noninterest-bearing deposits. The net interest margin decreased to 4.07% for the three months ended March 31, 2020 from 4.10% for the same period in 2019 primarily due to the effect of falling interest rates on our asset sensitive balance sheet.

The provision for credit losses was $22.2 million for the first quarter of 2020, compared to $3.30 million for the first quarter of 2019 reflecting higher expected losses resulting primarily from the COVID-19 pandemic, as well as the adoption of CECL and increased charge-offs. Net charge-offs for the first quarter of 2020 were $8.11 million compared to $3.13 million for the same period in 2019 with the increase resulting primarily from one loan that had been substandard for several quarters.

As of March 31, 2020, our allowance for credit losses (“ACL”) on loans was $81.9 million, or 0.92% of loans, compared to $62.1 million, or 0.70% of loans, at December 31, 2019. The higher allowance reflects the effect of adopting CECL, which increased the allowance by $6.88 million upon adoption, and a higher expectation of credit losses resulting from the COVID-19 pandemic. At March 31, 2020 and December 31, 2019, nonperforming assets of $36.7 million and $35.8 million, respectively, were 0.28% of total assets.

Noninterest income of $25.8 million for the first quarter of 2020 was up $4.85 million, or 23%, from the first quarter of 2019. The increase was primarily attributable to an increase in mortgage origination activity which resulted in a $4.56 million increase in mortgage loan gains and related fees. We closed $388 million in mortgage loans in the first quarter of 2020 compared with $180 million a year ago. This increase was partially offset by a decrease in other noninterest income, which was primarily a result of negative fair value marks on other investments during the first quarter of 2020.

For the first quarter of 2020, noninterest expenses of $81.5 million increased $5.45 million compared to the same period of 2019. The increase was primarily attributable to increases in salaries and employee benefits and professional fees. Increases in salaries and employee benefits were driven by several factors, including higher mortgage commissions as a result of increased mortgage production, annual merit-based salary increases awarded during the second quarter of 2019, investments in new staff for key areas of the bank, and the inclusion of FMBT employees for the first quarter of 2020. The increase in professional fees from the first quarter of 2019 was primarily a result of unusually low professional fees during the first quarter of 2019 due to the timing of projects.

Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States (“GAAP”) and conform to general practices within the banking industry. Except as described below, there have been no significant changes to the Critical Accounting Policies as described in our 2019 10-K.

Allowance for Credit Losses

Since the adoption of CECL on January 1, 2020, the allowance for credit losses represents management’s estimate of credit losses for the remaining estimated life of financial instruments, with particular applicability on our balance sheet to loans and unfunded loan commitments. Estimating the amount of the allowance for credit losses requires significant judgment and the use of estimates related to historical experience, current conditions, reasonable and supportable forecasts, and the value of collateral on collateral-dependent loans. The loan portfolio also represents the largest asset type on our consolidated balance sheet. Loan losses are charged against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

There are many factors affecting the allowance for credit losses; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all the potential factors that could potentially result in credit losses, the process includes subjective elements and is susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect our earnings or financial position in future periods.

Additional information on the loan portfolio and allowance for credit losses can be found in the sections of Management’s Discussion and Analysis titled “Asset Quality and Risk Elements” and “Nonperforming Assets.” Note 1 to the consolidated financial statements includes additional information on accounting policies related to the allowance for credit losses.

Non-GAAP Reconciliation and Explanation

This Form 10-Q contains financial information determined by methods other than in accordance with GAAP. Such non-GAAP financial information includes the following measures: “tangible book value per common share,” and “average tangible common equity to average assets. In addition, management presents non-GAAP operating performance measures, which exclude merger-related and other items that are not part of our ongoing business operations. Operating performance measures include “expenses – operating,” “net income – operating,” “diluted income per common share – operating,” “return on common equity – operating,” “return on tangible common equity – operating,” “return on assets – operating,” “dividend payout ratio – operating” and “efficiency ratio – operating.” Management has developed internal policies and procedures to accurately capture and account for merger-related and other charges and those charges are reviewed with the audit committee of our Board of Directors each quarter. Management uses these non-GAAP measures because it believes they may provide useful supplemental information for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP measures may also provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as a comparison to financial results for prior periods. Nevertheless, non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. These non-GAAP measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP. In addition, because non-GAAP measures are not standardized, it may not be possible to compare our non-GAAP measures to other similarly titled measures used by other companies. To the extent applicable, reconciliations of these non-GAAP measures to the most directly comparable measures as reported in accordance with GAAP are included in Table 1 of Management’s Discussion and Analysis.

Results of Operations

We reported net income and diluted earnings per common share of $31.9 million and $0.40, respectively, for the first quarter of 2020. This compared to net income and diluted earnings per common share of $44.3 million and $0.55, respectively, for the same period in 2019.

We reported net income - operating (non-GAAP) of $32.5 million for the first quarter of 2020, compared to $44.8 million for the same period in 2019. For the first quarter of 2020, net income - operating (non-GAAP) excludes merger-related, severance, and branch closure charges, which net of tax, totaled $626,000. For the first quarter of 2019, net income - operating (non-GAAP) excludes merger-related and other charges, which net of tax, totaled $567,000.

UNITED COMMUNITY BANKS, INC.
Table 1 - Financial Highlights
Selected Financial Information
	2020	2019				1st Quarter 2020 - 2019 Change
(in thousands, except per share data)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
INCOME SUMMARY
Interest revenue	$136,547	$136,419	$140,615	$139,156	$136,516
Interest expense	17,941	19,781	21,277	21,372	20,882
Net interest revenue	118,606	116,638	119,338	117,784	115,634	3%
Provision for credit losses	22,191	3,500	3,100	3,250	3,300
Noninterest income	25,814	30,183	29,031	24,531	20,968	23
Total revenue	122,229	143,321	145,269	139,065	133,302	(8)
Expenses	81,538	81,424	82,924	81,813	76,084	7
Income before income tax expense	40,691	61,897	62,345	57,252	57,218	(29)
Income tax expense	8,807	12,885	13,983	13,167	12,956	(32)
Net income	31,884	49,012	48,362	44,085	44,262	(28)
Merger-related and other charges	808	(74)	2,605	4,087	739
Income tax benefit of merger-related and other charges	(182)	17	(600)	(940)	(172)
Net income - operating (1)	$32,510	$48,955	$50,367	$47,232	$44,829	(27)

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$0.40	$0.61	$0.60	$0.55	$0.55	(27)
Diluted net income - operating (1)	0.41	0.61	0.63	0.59	0.56	(27)
Cash dividends declared	0.18	0.18	0.17	0.17	0.16	13
Book value	20.80	20.53	20.16	19.65	18.93	10
Tangible book value (3)	16.52	16.28	15.90	15.38	14.93	11
Key performance ratios:
Return on common equity - GAAP (2)(4)	7.85%	12.07%	12.16%	11.45%	11.85%
Return on common equity - operating (1)(2)(4)	8.01	12.06	12.67	12.27	12.00
Return on tangible common equity - operating (1)(2)(3)(4)	10.57	15.49	16.38	15.88	15.46
Return on assets - GAAP (4)	0.99	1.50	1.51	1.40	1.44
Return on assets - operating (1)(4)	1.01	1.50	1.58	1.50	1.45
Dividend payout ratio - GAAP	45.00	29.51	28.33	30.91	29.09
Dividend payout ratio - operating (1)	43.90	29.51	26.98	28.81	28.57
Net interest margin (fully taxable equivalent) (4)	4.07	3.93	4.12	4.12	4.10
Efficiency ratio - GAAP	56.15	54.87	55.64	57.28	55.32
Efficiency ratio - operating (1)	55.59	54.92	53.90	54.42	54.78
Equity to total assets	12.54	12.66	12.53	12.25	12.06
Tangible common equity to tangible assets (3)	10.22	10.32	10.16	9.86	9.76

ASSET QUALITY
Nonperforming loans	$36,208	$35,341	$30,832	$26,597	$23,624	53
Foreclosed properties	475	476	102	75	1,127	(58)
Total nonperforming assets ("NPAs")	36,683	35,817	30,934	26,672	24,751	48
Allowance for credit losses - loans	81,905	62,089	62,514	62,204	61,642	33
Net charge-offs	8,114	3,925	2,723	2,438	3,130	159
Allowance for credit losses to loans	0.92%	0.70%	0.70%	0.70%	0.73%
Net charge-offs to average loans (4)	0.37	0.18	0.12	0.11	0.15
NPAs to loans and foreclosed properties	0.41	0.41	0.35	0.30	0.29
NPAs to total assets	0.28	0.28	0.24	0.21	0.20

AVERAGE BALANCES ($ in millions)
Loans	$8,829	$8,890	$8,836	$8,670	$8,430	5
Investment securities	2,520	2,486	2,550	2,674	2,883	(13)
Earning assets	11,798	11,832	11,568	11,534	11,498	3
Total assets	12,944	12,946	12,681	12,608	12,509	3
Deposits	10,915	10,924	10,531	10,493	10,361	5
Shareholders’ equity	1,653	1,623	1,588	1,531	1,478	12
Common shares - basic (thousands)	79,340	79,659	79,663	79,673	79,807	(1)
Common shares - diluted (thousands)	79,446	79,669	79,667	79,678	79,813	—

AT PERIOD END ($ in millions)
Loans	$8,935	$8,813	$8,903	$8,838	$8,493	5
Investment securities	2,540	2,559	2,515	2,620	2,720	(7)
Total assets	13,086	12,916	12,809	12,779	12,506	5
Deposits	11,035	10,897	10,757	10,591	10,534	5
Shareholders’ equity	1,641	1,636	1,605	1,566	1,508	9
Common shares outstanding (thousands)	78,284	79,014	78,974	79,075	79,035	(1)
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

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Non-GAAP Performance Measures Reconciliation
Selected Financial Information
	2020	2019
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
(in thousands, except per share data)

Expense reconciliation
Expenses (GAAP)	$81,538	$81,424	$82,924	$81,813	$76,084
Merger-related and other charges	(808)	74	(2,605)	(4,087)	(739)
Expenses - operating	$80,730	$81,498	$80,319	$77,726	$75,345

Net income reconciliation
Net income (GAAP)	$31,884	$49,012	$48,362	$44,085	$44,262
Merger-related and other charges	808	(74)	2,605	4,087	739
Income tax benefit of merger-related and other charges	(182)	17	(600)	(940)	(172)
Net income - operating	$32,510	$48,955	$50,367	$47,232	$44,829

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$0.40	$0.61	$0.60	$0.55	$0.55
Merger-related and other charges, net of tax	0.01	—	0.03	0.04	0.01
Diluted income per common share - operating	$0.41	$0.61	$0.63	$0.59	$0.56

Book value per common share reconciliation
Book value per common share (GAAP)	$20.80	$20.53	$20.16	$19.65	$18.93
Effect of goodwill and other intangibles	(4.28)	(4.25)	(4.26)	(4.27)	(4.00)
Tangible book value per common share	$16.52	$16.28	$15.90	$15.38	$14.93

Return on tangible common equity reconciliation
Return on common equity (GAAP)	7.85%	12.07%	12.16%	11.45%	11.85%
Merger-related and other charges, net of tax	0.16	(0.01)	0.51	0.82	0.15
Return on common equity - operating	8.01	12.06	12.67	12.27	12.00
Effect of goodwill and other intangibles	2.56	3.43	3.71	3.61	3.46
Return on tangible common equity - operating	10.57%	15.49%	16.38%	15.88%	15.46%

Return on assets reconciliation
Return on assets (GAAP)	0.99%	1.50%	1.51%	1.40%	1.44%
Merger-related and other charges, net of tax	0.02	—	0.07	0.10	0.01
Return on assets - operating	1.01%	1.50%	1.58%	1.50%	1.45%

Dividend payout ratio reconciliation
Dividend payout ratio (GAAP)	45.00%	29.51%	28.33%	30.91%	29.09%
Merger-related and other charges, net of tax	(1.10)	—	(1.35)	(2.10)	(0.52)
Dividend payout ratio - operating	43.90%	29.51%	26.98%	28.81%	28.57%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	56.15%	54.87%	55.64%	57.28%	55.32%
Merger-related and other charges	(0.56)	0.05	(1.74)	(2.86)	(0.54)
Efficiency ratio - operating	55.59%	54.92%	53.90%	54.42%	54.78%

Tangible common equity to tangible assets reconciliation
Equity to total assets (GAAP)	12.54%	12.66%	12.53%	12.25%	12.06%
Effect of goodwill and other intangibles	(2.32)	(2.34)	(2.37)	(2.39)	(2.30)
Tangible common equity to tangible assets	10.22%	10.32%	10.16%	9.86%	9.76%

Net Interest Revenue

Net interest revenue, which is the difference between the interest earned on assets and the interest paid on deposits and borrowed funds, is the single largest component of total revenue. Management seeks to optimize this revenue while balancing interest rate, credit and liquidity risks.

The banking industry generally uses two ratios to measure the relative profitability of net interest revenue. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread eliminates the effect of noninterest-bearing deposits and gives a direct perspective on the effect of market interest rate movements. The net interest margin is an indication of the profitability of a company’s balance sheet and is defined as net interest revenue as a percent of average total interest-earning assets, which includes the positive effect of funding a portion of interest-earning assets with noninterest-bearing deposits and stockholders’ equity.

Net interest revenue for the first quarters of 2020 and 2019 was $119 million and $116 million, respectively. As set forth in the following tables, fully taxable equivalent net interest revenue for the first quarter of 2020 was $119 million, representing an increase of $3.10 million, or 3%, from the same period in 2019. The net interest spread for the first quarters of 2020 and 2019 was 3.73%. The net interest margin for the first quarters of 2020 and 2019 was 4.07% and 4.10%, respectively.

The following tables also indicate the relationship between interest revenue and expense and the average amounts of assets and liabilities for the periods indicated. As shown in the tables, both average assets and average liabilities for the three months ended March 31, 2020 increased compared to the same period of 2019. The increase in average assets was primarily driven by the increase in average loans of $399 million, or 5%, from the first quarter of 2019, which reflects organic growth and loans obtained through the acquisition of FMBT, the combination of which more than offset the impact of the sale of the indirect auto portfolio on December 31, 2019. The increase in average loans was offset by an intentional decrease in average taxable securities. The increase in average assets for the three months ended March 31, 2020 was funded primarily through an increase in average customer deposits since the first quarter of 2019 of $980 million, of which $333 million was noninterest-bearing.

The decrease in the net interest margin during the three months ended March 31, 2020, was primarily attributable to the impact of falling interest rates on our asset sensitive balance sheet as loan yields fell faster than we could lower deposit rates. In March of 2020, the Federal Reserve’s Federal Open Market Committee (“FOMC”) lowered interest rates twice for a total reduction of 150 basis points in response to the COVID-19 pandemic, which was the most aggressive action taken by the FOMC since the financial crisis in 2008. This followed three other federal funds rate reductions since first quarter 2019 of 25 basis points each on July 31, September 18 and October 30. The impact of falling interest rates was partially offset by other factors including higher purchased loan accretion, improvement in the earning asset mix as growth in the loan portfolio replaced an intentionally shrinking investment portfolio, and a more favorable funding mix. Purchased loan accretion in the first quarter of 2020 was $7.61 million, which added 26 basis points to the net interest margin, compared with $3.17 million in the first quarter of 2019, which added 11 basis points to the net interest margin. In the first quarter of 2020, noninterest- bearing deposits funded 30% of our interest-earning assets compared with 28% in the first quarter of 2019. Since the first quarter of 2019, we substantially reduced our use of wholesale funding sources, with nearly all of our balance sheet funded with customer deposits as of March 31, 2020.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended March 31,

	2020			2019
(dollars in thousands, fully taxable equivalent (FTE))	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$8,828,880	$117,796	5.37%	$8,429,976	$115,347	5.55%
Taxable securities (3)	2,357,635	15,871	2.69	2,712,995	19,649	2.90
Tax-exempt securities (FTE) (1)(3)	162,253	2,045	5.04	169,702	1,570	3.70
Federal funds sold and other interest-earning assets	448,775	1,632	1.46	185,623	618	1.33
Total interest-earning assets (FTE)	11,797,543	137,344	4.68	11,498,296	137,184	4.83

Noninterest-earning assets:
Allowance for credit losses	(69,777)			(61,784)
Cash and due from banks	128,254			123,801
Premises and equipment	219,243			216,611
Other assets (3)	868,452			731,628
Total assets	$12,943,715			$12,508,552

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand (5)	$2,412,733	2,978	0.50	$2,286,619	3,609	0.64
Money market(5)	2,340,723	4,531	0.78	2,098,052	4,132	0.80
Savings	712,110	35	0.02	672,197	32	0.02
Time	1,841,552	7,250	1.58	1,627,584	5,336	1.33
Brokered time deposits	80,821	281	1.40	482,048	2,848	2.40
Total interest-bearing deposits	7,387,939	15,075	0.82	7,166,500	15,957	0.90
Federal funds purchased and other borrowings	396	1	1.02	21,549	161	3.03
Federal Home Loan Bank advances	165	1	2.44	223,945	1,422	2.58
Long-term debt	212,762	2,864	5.41	261,971	3,342	5.17
Total borrowed funds	213,323	2,866	5.40	507,465	4,925	3.94
Total interest-bearing liabilities	7,601,262	17,941	0.95	7,673,965	20,882	1.10

Noninterest-bearing liabilities:
Noninterest-bearing deposits	3,527,385			3,194,401
Other liabilities	162,187			162,213
Total liabilities	11,290,834			11,030,579
Shareholders' equity	1,652,881			1,477,973
Total liabilities and shareholders' equity	$12,943,715			$12,508,552

Net interest revenue (FTE)		$119,403			$116,302
Net interest-rate spread (FTE)			3.73%			3.73%
Net interest margin (FTE) (4)			4.07%			4.10%

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

(3)
Securities available-for-sale are shown at amortized cost. Pretax unrealized gains of $52.9 million in 2020 and unrealized losses of $25.9 million in 2019 are included in other assets for purposes of this presentation.

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

Table 3 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended March 31, 2020
	Compared to 2019 Increase (Decrease) Due to Changes in
	Volume	Rate	Total
Interest-earning assets:
Loans (FTE)	$5,369	$(2,920)	$2,449
Taxable securities	(2,456)	(1,322)	(3,778)
Tax-exempt securities (FTE)	(72)	547	475
Federal funds sold and other interest-earning assets	948	66	1,014
Total interest-earning assets (FTE)	3,789	(3,629)	160

Interest-bearing liabilities:
NOW and interest-bearing demand accounts (1)	190	(821)	(631)
Money market accounts (1)	471	(72)	399
Savings deposits	2	1	3
Time deposits	757	1,157	1,914
Brokered deposits	(1,718)	(849)	(2,567)
Total interest-bearing deposits	(298)	(584)	(882)
Federal funds purchased & other borrowings	(96)	(64)	(160)
Federal Home Loan Bank advances	(1,359)	(62)	(1,421)
Long-term debt	(655)	177	(478)
Total borrowed funds	(2,110)	51	(2,059)
Total interest-bearing liabilities	(2,408)	(533)	(2,941)

Increase in net interest revenue (FTE)	$6,197	$(3,096)	$3,101

(1) Reflects reclassification of certain sweep deposits from money market to NOW and interest bearing demand during the third quarter of 2019.

Provision for Credit Losses

Prior to January 1, 2020, the provision for credit losses was based on the then-applicable incurred loss model and represented an estimate of probable incurred losses in the loan portfolio and unfunded commitments at the end of each reporting period. Since the adoption of CECL on January 1, 2020, the provision for credit losses represents management’s estimate of life of loan credit losses in the loan portfolio and unfunded loan commitments. The allowance for unfunded commitments, which is included in other liabilities in the consolidated balance sheets, represents expected losses on unfunded loan commitments that are expected to result in outstanding loan balances. Management’s estimate of credit losses under CECL is determined using a complex model that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the ACL and resulting provision for credit losses.

The provision for credit losses was $22.2 million for the three months ended March 31, 2020, compared to $3.30 million for the same period in 2019. The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined under the applicable accounting standards in effect at each balance sheet date. The increase in provision expense for the three months ended March 31, 2020 compared to the same period of 2019 was primarily a result of higher expected credit losses mostly resulting from the COVID-19 pandemic. Loan growth and increased charge-offs, as well as the change from the incurred loss model to CECL, also contributed to the higher provision for credit losses.

For the three months ended March 31, 2020, net loan charge-offs as an annualized percentage of average outstanding loans were 0.37% compared to 0.15% for the same period in 2019.The increase in charge-offs in the first quarter of 2020 was primarily the result of one large charge-off of a loan that had been substandard for several quarters.

Additional discussion on credit quality and the ACL is included in the “Asset Quality and Risk Elements” discussion elsewhere in this document.

Noninterest income

The following table presents the components of noninterest income for the periods indicated.

Table 4 - Noninterest Income
(in thousands)

	Three Months Ended March 31,		Change
	2020	2019	Amount	Percent
Service charges and fees:
Overdraft fees	$3,519	$3,455	$64	2%
ATM and debit card fees	3,069	2,878	191	7
Other service charges and fees	2,050	2,120	(70)	(3)
Total service charges and fees	8,638	8,453	185	2
Mortgage loan gains and related fees	8,310	3,748	4,562	122
Brokerage fees	1,640	1,337	303	23
Gains on sales of other loans	1,674	1,303	371	28
Securities gains (losses), net	—	(267)	267
Other noninterest income:
Bank owned life insurance	845	873	(28)	(3)
Customer derivatives	1,407	505	902	179
Other	3,300	5,016	(1,716)	(34)
Total other noninterest income	5,552	6,394	(842)	(13)
Total noninterest income	$25,814	$20,968	$4,846	23

During the first quarter of 2020 noninterest income increased $4.85 million compared to the same period of 2019, primarily due to increases in mortgage loan gains and related fees, income from customer derivatives, brokerage fees, and gains on sales of other loans. These increases in income were partially offset by a decrease in other noninterest income.

Mortgage loan gains and related fees for the first quarter of 2020 increased $4.56 million from the same period of 2019, reflecting an increase in demand for mortgage rate locks and mortgage closings due to a historically low interest rate environment. The decrease in mortgage rates was partially attributable to the 150 basis point decrease in the national federal funds rate during the first quarter of 2020 in response to the COVID-19 pandemic. The increase in rate locks and closings was partially offset by negative fair value adjustments on the mortgage servicing rights asset due to the decrease in mortgage interest rates that resulted in an acceleration of prepayments.

Mortgage rate locks during the first quarter of 2020 increased 157% to $801 million compared to $312 million in the first quarter of 2019. Mortgage production in the first quarter of 2020 also significantly increased compared to the same period of 2019. We closed 1,470 mortgage loans totaling $388 million in the first quarter of 2020 compared to 763 mortgage loans totaling $180 million in the first quarter of 2019. There were $219 million in home purchase mortgage originations in the first quarter of 2020, which accounted for 56% of mortgage production volume, compared to $116 million, or 65% of production volume for the same period a year ago.

Income from customer derivatives during the first quarter of 2020 increased $902,000 compared to the first quarter of 2019 due to increased demand for fixed rates during the current low rate environment.

Brokerage fees for the first quarter of 2020 increased 23% compared to the same period of 2019, which was a result of higher assets under management during the first quarter of 2020.

During the first quarter of 2020, we realized net gains on the sale of other loans of $1.67 million, which included the sale of the guaranteed portion of SBA loans and the sale of certain equipment financing loans. During the first quarter of 2020, we sold $22.2 million of equipment financing loans, which resulted in gains of $1.26 million. Our SBA lending strategy includes selling a portion of the loan production each quarter. The amount of loans sold depends on several variables including the current lending environment and balance sheet management activities. In the first quarter of 2020 and 2019, we sold the guaranteed portion of loans in the amount of $4.03 million and $17.1 million, respectively. In the first quarter of 2020, unfavorable pricing for these loans driven by COVID-19 related market disruption led to our decision to hold more of our production in portfolio rather than sell to the secondary market.

Other noninterest income for the first quarter of 2020 decreased from the same period of 2019 primarily due to negative fair value adjustments on deferred compensation plan assets and other investments.

Noninterest Expenses

The following table presents the components of noninterest expenses for the periods indicated.

Table 5 - Noninterest Expenses
(in thousands)

	Three Months Ended March 31,		Change
	2020	2019	Amount	Percent
Salaries and employee benefits	$51,358	$47,503	$3,855	8%
Communications and equipment	5,946	5,788	158	3
Occupancy	5,714	5,584	130	2
Advertising and public relations	1,274	1,286	(12)	(1)
Postage, printing and supplies	1,670	1,586	84	5
Professional fees	4,097	3,161	936	30
Lending and loan servicing expense	2,293	2,334	(41)	(2)
Outside services - electronic banking	1,832	1,609	223	14
FDIC assessments and other regulatory charges	1,484	1,710	(226)	(13)
Amortization of core deposit intangibles	1,040	1,100	(60)	(5)
Other	4,022	3,684	338	9
Total excluding merger-related and other charges	80,730	75,345	5,385	7
Merger-related and other charges	808	546	262
Amortization of noncompete agreements	—	193	(193)
Total noninterest expenses	$81,538	$76,084	$5,454	7

Noninterest expenses for the first quarter of 2020 totaled $81.5 million, up 7% from the same period of 2019. Increases in salaries and employee benefits, professional fees, outside services-electronic banking and merger-related and other charges, partially offset by lower FDIC assessments and other regulatory charges and amortization of noncompete agreements, accounted for much of the change in noninterest expense.

Salaries and employee benefits for the first quarter of 2020 increased 8% from same period of 2019. The increase was primarily attributable to higher mortgage commissions resulting from increased production, the inclusion of FMBT employees for the first quarter of 2020, investments in new staff for key areas of the bank, and annual merit-based salary increases awarded during the second quarter of 2019. Full time equivalent headcount totaled 2,332 at March 31, 2020, up from 2,291 at March 31, 2019.

Professional fees are up compared to the first quarter of 2019 mostly due to timing of projects, which made first quarter 2019 expenses unusually low. Outside services - electronic banking increased from the first quarter of 2019 as a result of a steady increase in the use of our ATM network and online banking platform over the past year. The decrease in FDIC assessments and other regulatory charges is mostly attributable to a reduction in our FDIC assessment rate compared to the first quarter of 2019.

Merger-related and other charges for the three months ended March 31, 2020 consisted primarily of merger-related expenses associated with the acquisition of FMBT and the announced acquisition of Three Shores, which was announced in March of 2020, severance, and branch closure costs.

The reduction of amortization of noncompete agreements was a result of the expiration of these agreements since the first quarter of 2019.

Balance Sheet Review

Total assets at March 31, 2020 and December 31, 2019 were $13.1 billion and $12.9 billion, respectively. Average total assets for the first three months of 2020 were $12.9 billion, up from $12.5 billion for the same period of 2019.

As of March 31, 2020, approximately 75% of our loans are secured by real estate. The following table presents a summary of the loan portfolio.

Table 6 - Loans Outstanding
(in thousands)

	March 31, 2020	December 31, 2019
By Loan Type
Owner occupied commercial real estate	$1,702,984	$1,720,227
Income producing commercial real estate	2,064,502	2,007,950
Commercial & industrial	1,310,112	1,220,657
Commercial construction	959,318	976,215
Equipment financing	760,952	744,544
Total commercial	6,797,868	6,669,593
Residential mortgage	1,127,988	1,117,616
Home equity lines of credit	668,382	660,675
Residential construction	215,996	236,437
Consumer	125,190	128,232
Total loans	$8,935,424	$8,812,553

As a percentage of total loans:
Owner occupied commercial real estate	19%	20%
Income producing commercial real estate	23	23
Commercial & industrial	15	14
Commercial construction	11	11
Equipment financing	8	8
Total commercial	76	76
Residential mortgage	13	13
Home equity lines of credit	8	7
Residential construction	2	3
Consumer	1	1
Total	100%	100%

Asset Quality and Risk Elements

We manage asset quality and control credit risk through review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices. Our credit administration function is responsible for monitoring asset quality and Board of Directors approved portfolio concentration limits, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures. Additional information on our credit administration function is included in Part I, Item 1 under the heading Lending Activities in our 2019 10-K.

We classify loans as “substandard” when there is a well-defined weakness or weaknesses that jeopardizes the repayment by the borrower and there is a distinct possibility that we could sustain some loss if the deficiency is not corrected. Performing substandard loans, which are substandard loans that are still accruing interest, totaled $113 million and $125 million at March 31, 2020 and December 31, 2019, respectively.

We conduct reviews of classified performing and non-performing loans, TDRs, past due loans and portfolio concentrations on a regular basis to identify risk migration and potential charges to the ACL. These items are discussed in a series of meetings attended by Credit Risk Management leadership and leadership from various lending groups. In addition to the reviews mentioned above, an independent loan review team reviews the portfolio to ensure consistent application of risk rating policies and procedures.

The ACL at March 31, 2020 reflects management’s assessment of the life of loan expected credit losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if management’s assessment of loan quality or collateral values changes substantially with respect to one or more loan relationships or portfolios. The allocation of the ACL is based on reasonable and supportable forecasts, historical data, subjective judgment and estimates and, therefore, is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for credit losses in future periods if, in their opinion, the results of their review warrant such additions. See the “Critical Accounting Policies” section for additional information on the allowance for credit losses.

The total ACL, which includes a portion related to unfunded commitments, totaled $88.4 million at March 31, 2020, compared with $65.5 million at December 31, 2019. At March 31, 2020, the ACL for loans was $81.9 million, or 0.92% of loans, compared with $62.1 million, or 0.70% of total loans, at December 31, 2019. The adoption of CECL on January 1, 2020 added $6.88 million to the ACL for loans and $1.87 million to the reserve for unfunded commitments resulting in a total ACL of $74.3 million at the time of adoption. The increase since adoption primarily reflects higher expected credit losses resulting from the COVID-19 pandemic as well as the impact of first quarter loan growth.

The following table presents a summary of the changes in the ACL for the periods indicated.

Table 7 - ACL
(in thousands)

	Three Months Ended March 31,
	2020	2019
ACL - loans, beginning of period	$62,089	$61,203
Adoption of CECL	6,880	—
ACL - loans, adjusted beginning balance	68,969	61,203
Charge-offs:
Owner occupied commercial real estate	6	5
Income producing commercial real estate	411	197
Commercial & industrial	7,561	1,519
Commercial construction	—	69
Equipment financing	1,863	1,424
Residential mortgage	284	61
Home equity lines of credit	20	337
Residential construction	22	4
Consumer direct	638	547
Indirect auto	—	197
Total loans charged-off	10,805	4,360
Recoveries:
Owner occupied commercial real estate	1,034	69
Income producing commercial real estate	141	20
Commercial & industrial	376	163
Commercial construction	141	394
Equipment financing	356	143
Residential mortgage	275	48
Home equity lines of credit	103	122
Residential construction	34	26
Consumer direct	231	207
Indirect auto	—	38
Total recoveries	2,691	1,230
Net charge-offs	8,114	3,130
Provision for credit losses - loans	21,050	3,569
ACL - loans, end of period	81,905	61,642

ACL - unfunded commitments, beginning of period	3,458	3,410
Adoption of CECL	1,871	—
ACL - unfunded commitments, adjusted beginning balance	5,329	3,410
Provision for credit losses - unfunded commitments	1,141	(269)
ACL - unfunded commitments, end of period	6,470	3,141

Total ACL	$88,375	$64,783

Total loans:
At period-end	$8,935,424	$8,493,254
Average	8,828,880	8,429,976
ACL - loans, as a percentage of period-end loans	0.92%	0.73%
As a percentage of average loans (annualized):
Net charge-offs	0.37	0.15
Provision for credit losses - loans	0.96	0.17

Nonperforming Assets

Nonperforming assets (“NPAs”), which include nonaccrual loans and foreclosed properties, totaled $36.7 million at March 31, 2020, compared with $35.8 million at December 31, 2019. As a result of the adoption of CECL, because we elected to disaggregate the former Purchased Credit Impaired (“PCI”) pools and no longer consider the loan pool to be the unit of account, contractually delinquent Purchased Credit Deteriorated (“PCD”) loans are reported as nonaccrual loans using the same criteria as other loans.

Our policy is to place loans on nonaccrual status when, in the opinion of management, the full principal and interest on a loan is not likely to be collected or when the loan becomes 90 days past due and is not well-collateralized or in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Interest payments received on nonaccrual loans are applied to reduce the loan’s amortized cost. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance and future payments are reasonably assured.

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

The table below summarizes NPAs.

Table 8 - NPAs
(in thousands)

	March 31, 2020	December 31, 2019
Nonaccrual loans:
Owner occupied commercial real estate	10,405	10,544
Income producing commercial real estate	2,235	1,996
Commercial & industrial	3,169	2,545
Commercial construction	1,724	2,277
Equipment financing	2,439	3,141
Total commercial	19,972	20,503
Residential mortgage	12,458	10,567
Home equity lines of credit	3,010	3,173
Residential construction	540	939
Consumer	228	159
Total nonaccrual loans	36,208	35,341
Foreclosed properties/other real estate owned ("OREO")	475	476
Total NPAs	$36,683	$35,817

Nonaccrual loans as a percentage of total loans	0.41%	0.40%
NPAs as a percentage of total loans and OREO	0.41	0.41
NPAs as a percentage of total assets	0.28	0.28

At March 31, 2020 and December 31, 2019, we had $53.7 million and $54.2 million, respectively, in loans with terms that have been modified in TDRs. Included therein were $8.36 million and $8.25 million, respectively, of TDRs that were classified as nonaccrual and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $45.3 million and $46.0 million, respectively, were performing according to their modified terms and were therefore not considered to be nonperforming assets. As previously mentioned, the CARES Act granted temporary relief from TDR classification for certain loans restructured as a result of COVID-19 that were otherwise performing prior to the pandemic. We expect a significant amount of payment deferral requests from our borrowers in the second quarter of 2020 related to the economic disruption created by COVID-19, most of which will be exempt from TDR classification in the short term. As of April 30, 2020, United had granted short-term deferrals on loans that were otherwise performing of approximately $1.40 billion, which included $164 million granted prior to March 31, 2020.

Investment Securities

The composition of the investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowings, including repurchase agreements.

At March 31, 2020 and December 31, 2019, we had debt securities held-to-maturity with a carrying amount of $290 million and $284 million, respectively, and debt securities available-for-sale totaling $2.25 billion and $2.27 billion, respectively. At March 31, 2020 and December 31, 2019, the securities portfolio represented approximately 19% and 20%, respectively, of total assets.

The investment securities portfolio primarily consists of Treasury securities, U.S. government agency securities, U.S. government sponsored agency mortgage-backed securities, non-agency mortgage-backed securities, corporate securities, municipal securities and asset-backed securities. Mortgage-backed securities and asset-backed securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest. The actual maturities of these securities will usually differ from contractual maturities because loans underlying the securities can prepay. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining or prolonged low interest rate environment, we may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. In a rising rate environment, the opposite occurs - prepayments tend to slow and the weighted average life extends. This is referred to as extension risk which can lead to lower levels of liquidity due to the delay of cash receipts and can result in the holding of a below market yielding asset for a longer period of time.

In accordance with CECL, our held-to-maturity securities portfolio was evaluated to assess whether an ACL was required. We measure expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At adoption on January 1, 2020 and at March 31, 2020, calculated credit losses on held-to-maturity debt securities were not material due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies and high credit quality municipal securities. As a result, we did not record an ACL for held-to-maturity securities at adoption or at March 31, 2020.

For available-for-sale debt securities in an unrealized loss position, if we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the security's amortized cost basis is written down to fair value through income. Absent an intent or more than likely requirement to sell, we evaluate whether the decline in fair value has resulted from credit losses or other factors. The evaluation considers factors such as, the extent to which fair value is less than amortized cost, changes to the security’s rating, and adverse conditions specific to the security. If the evaluation indicates a credit loss exists, an ACL may be recorded, with such allowance limited to the amount by which fair value is below amortized cost. Any impairment unrelated to credit factors is recognized in other comprehensive income. At March 31, 2020, there was no ACL related to the available-for-sale portfolio. Losses on fixed income securities at March 31, 2020 primarily reflected volatile market conditions resulting from uncertainty surrounding the impact of the COVID-19 pandemic.

Goodwill and Other Intangibles

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. At March 31, 2020 and December 31, 2019, the net carrying value of goodwill was $327 million. Goodwill is not amortized but is assessed for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment, referred to as a triggering event. Upon the occurrence of a triggering event, accounting guidance allows for an assessment of qualitative factors to determine whether it is more likely than not, or a greater than 50% likelihood, that the fair value of the entity is less than its carrying amount, including goodwill. When it is more likely than not that impairment has occurred, management is required to perform a quantitative analysis and, if necessary, adjust the carrying amount of goodwill by recording a goodwill impairment loss. During the first quarter of 2020, as a result of market concerns about the potential impact of COVID-19, our stock price declined such that it traded below book value for the latter part of the quarter. As a result of this triggering event, we have qualitatively assessed and concluded that there is not a greater than 50% likelihood that our fair value is less than our carrying amount as of March 31, 2020, given the short duration of change in macroeconomic conditions and excess of value as of the latest annual test performed as of September 30, 2019. We will continue to monitor and assess the impact of the pandemic on the our value and, should conditions be more severe and/or recovery extend for a longer period than currently anticipated, our assessment may change, which could necessitate the write-down or write-off of goodwill or other intangible assets.

Core deposit intangibles, representing the value of acquired deposit relationships, are amortizing intangible assets that are required to be tested for impairment only when events or circumstances indicate that impairment may exist. There were no events or circumstances that led us to believe that any impairment existed on core deposit intangible assets.

Deposits

Customer deposits are the primary source of funds for the continued growth of our earning assets. Our high level of service, as evidenced by our strong customer satisfaction scores, has been instrumental in attracting and retaining customer deposit accounts. The following table sets forth the deposit composition for the periods indicated.

Table 9 - Deposits
(in thousands)

	March 31, 2020	December 31, 2019
Noninterest-bearing demand	$3,624,806	$3,477,979
NOW and interest-bearing demand	2,391,976	2,461,895
Money market and savings	3,009,261	2,937,095
Time	1,840,767	1,859,574
Total customer deposits	10,866,810	10,736,543
Brokered deposits	168,116	160,701
Total deposits	$11,034,926	$10,897,244

Borrowing Activities

The Bank is a shareholder in the Federal Home Loan Bank of Atlanta (“FHLB”). Through this affiliation, we have ability to obtain short and long-term sources of funds through FHLB secured advances, of which there were none outstanding at March 31, 2020 and December 31, 2019. At March 31, 2020 and December 31, 2019, we had long-term debt outstanding of $213 million, which includes senior debentures, subordinated debentures, and trust preferred securities. Additional information regarding FHLB advances and long-term debt is provided in Notes 12 and 13, respectively, to the consolidated financial statements included in our 2019 10-K.

Contractual Obligations

There have not been any material changes to our contractual obligations since December 31, 2019.

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

The exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, letters of credit and financial guarantees is represented by the contractual amount of these instruments. We use the same credit underwriting procedures for making commitments, letters of credit and financial guarantees, as we use for underwriting on-balance sheet instruments. Management evaluates each customer’s creditworthiness on a case-by-case basis and the amount of the collateral, if deemed necessary, is based on the credit evaluation. Collateral held varies, but may include unimproved and improved real estate, certificates of deposit, personal property or other acceptable collateral.

All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The total amount of these instruments does not necessarily represent future cash requirements because a significant portion of these instruments expire without being used. We are not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments, or that could significantly affect earnings. See Note 21 to the consolidated financial statements included in our 2019 10-K for additional information on off-balance sheet arrangements.

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

One of the tools management uses to estimate and manage the sensitivity of net interest revenue to changes in interest rates is an asset/liability simulation model. Resulting estimates are based upon several assumptions for each scenario, including loan and deposit re-pricing characteristics and the rate of prepayments. ALCO periodically reviews the assumptions for reasonableness based on historical data and future expectations; however, actual net interest revenue may differ from model results. The primary objective of the simulation model is to measure the potential change in net interest revenue over time using multiple interest rate scenarios. The base scenario assumes rates remain flat and is the scenario to which all others are compared to in order to measure the change in net interest revenue. Policy limits are based on immediate rate shock scenarios, as well as gradually rising and falling rate scenarios, which are all compared to the base scenario. Our assumptions include floors such that market rates and discount rates cannot go below zero. Other scenarios analyzed may include delayed rate shocks, yield curve steepening or flattening, or other variations in rate movements. While the primary policy scenarios focus on a 12-month time frame, longer time horizons are also modeled.

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

Table 10 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	March 31, 2020		December 31, 2019
Change in Rates	Shock	Ramp	Shock	Ramp
100 basis point increase	3.60%	2.63%	2.91%	2.22%
100 basis point decrease	(2.02)	(1.75)	(4.86)	(3.92)

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

At March 31, 2020, we had sufficient qualifying collateral to provide borrowing capacity for FHLB advances of $1.42 billion and Federal Reserve discount window borrowing capacity of $1.49 billion, as well as unpledged investment securities of $1.98 billion that could be used as collateral for additional borrowings. In addition to these wholesale sources, we have the ability to attract retail deposits by competing more aggressively on pricing. In the second quarter of 2020, we expect to fund a significant amount of PPP loans, primarily by participating in the Paycheck Protection Program Lending Facility (“PPPLF”) announced by the Federal Reserve in April of 2020. Subsequent to quarter-end and through May 1, 2020, United had received SBA authorization for 11,256 PPP loans totaling $1.20 billion.

As disclosed in the consolidated statement of cash flows, net cash used in operating activities was $10.8 million for the three months ended March 31, 2020. Net income of $31.9 million for the three-month period included non-cash expenses for the following: deferred income tax expense of $1.29 million, depreciation, amortization and accretion of $1.89 million, provision expense of $22.2 million and stock-based compensation expense of $2.49 million. Uses of cash from operating activities included an increase in other assets and accrued interest receivable of $45.9 million and an increase in loans held for sale of $31.5 million, partially offset by an increase in accrued expenses and other liabilities of $8.46 million. Net cash used in investing activities of $85.0 million included a $110 million net increase in loans, $70.1 million in purchases of debt securities available-for-sale and equity securities, purchases of debt securities held-to-maturity of $16.0 million, and $2.60 million in purchases of premises and equipment. These uses of cash were partially offset by $105 million in proceeds from maturities and calls of debt securities available-for-sale and equity securities and $9.09 million in proceeds from maturities and calls of debt securities held-to-maturity. Net cash provided by financing activities of $101 million consisted primarily of a net increase in deposits of $138 million, which was partially offset by the payment of cash dividends of $14.5 million and the repurchases of our common stock of $20.8 million. In the opinion of management, our liquidity position at March 31, 2020, was sufficient to meet our expected cash flow requirements.

Capital Resources and Dividends

Shareholders’ equity at March 31, 2020 was $1.64 billion, an increase of $4.92 million from December 31, 2019 due to year-to-date earnings less dividends declared and an increase in the value of available-for-sale securities, partially offset by $20.8 million in share repurchases.
Through the CARES Act, federal banking regulatory agencies have provided relief, which we have adopted, for the delay of the adverse capital impact of CECL for the two-year period after adoption. This optional two-year delay is followed by an optional three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. Under the transition provision, the amount of aggregate capital benefit is phased out by 25% each year with the full impact of adoption completely recognized by the beginning of the sixth year.

The following table shows capital ratios, as calculated under applicable regulatory guidelines, at March 31, 2020 and December 31, 2019. As of March 31, 2020, capital levels remained characterized as “well-capitalized” under the Basel III Capital Rules in effect at the time.
Additional information related to capital ratios, as calculated under regulatory guidelines, as of March 31, 2020 and December 31, 2019, is provided in Note 12 to the consolidated financial statements.

Table 11 – Capital Ratios
(dollars in thousands)

				United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum	Well Capitalized	Minimum Capital Plus Capital Conservation Buffer	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Risk-based ratios:
Common equity tier 1 capital	4.5%	6.5%	7.0%	12.85%	12.97%	13.58%	14.87%
Tier 1 capital	6.0	8.0	8.5	13.09	13.21	13.58	14.87
Total capital	8.0	10.0	10.5	14.93	15.01	14.30	15.54
Leverage ratio	4.0	5.0	N/A	10.40	10.34	10.78	11.63

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

Management believes the effect of inflation on financial results depends on our ability to react to changes in interest rates, and by such reaction, reduce the inflationary effect on performance. We have an asset/liability management program to manage interest rate sensitivity. In addition, periodic reviews of banking services and products are conducted to adjust pricing in view of current and expected costs.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Except as set forth in the following sentence, which incorporates certain information by reference, there have been no material changes in our market risk as of March 31, 2020 from that presented in our 2019 10-K. The interest rate sensitivity position at March 31, 2020 is included in Table 10 in Part I - Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

Item 4.    Controls and Procedures

(a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of March 31, 2020. Based on, that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, the Holding Company and the Bank are parties to various legal proceedings. Additionally, in the ordinary course of business, the Holding Company and the Bank are subject to regulatory examinations and investigations. Based on our current knowledge and advice of counsel, in the opinion of management there is no such pending or threatened legal matter which would result in a material adverse effect upon our consolidated financial condition or results of operations.

Items 1A. Risk Factors

Investing in shares of our common stock involves certain risks, including those identified and described in Part I, Item 1A. of our 2019 10-K, as well as cautionary statements contained in this Quarterly Report on Form 10-Q, including those under the caption “Cautionary Note Regarding Forward-Looking Statements,” and risks and matters described elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the SEC.

The Company is providing these additional risk factors to supplement the risk factors contained in Part I, Item 1A. of our 2019 10-K.

The COVID-19 pandemic has disrupted and adversely affected our business and results of operations, and the ultimate impacts of the pandemic on our business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain and will be impacted by the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The ongoing COVID-19 pandemic has caused and will continue to cause significant disruption in the international and United States economies and financial markets and has had an adverse effect on our business and results of operations. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions, and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of the states in which we have branches, and most other states, have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, including, among others, those in the hospitality (including hotels and lodging) and restaurant industries, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate.

The ultimate effects of the COVID-19 pandemic on the broader economy and the markets that we serve are not known, nor is the ultimate length of the restrictions described above and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect our interest income and, therefore, earnings, financial condition, and results of operation. Additional impacts of the COVID-19 pandemic on our business could be widespread and material, and may include, or exacerbate, among other consequences, any of the risk factors described in the 2019 10-K or any of the following:

•	employees contracting COVID-19;

•	reductions in operating effectiveness as employees work from home;

•	a work stoppage, forced quarantine, or other interruption of our business;

•	unavailability of key personnel necessary to conduct our business activities;

•	effects on key employees, including operational management personnel and those charged with preparing, monitoring, and evaluating our financial reporting and internal controls;

•	increased cybersecurity risks as a result of many of our employees working remotely;

•	sustained closures of branch lobbies or the offices or businesses of our customers;

•	declines in demand for loans and other banking services and products;

•	reduced consumer spending due to job losses and other effects attributable to the COVID-19 pandemic;

•	unprecedented volatility in United States financial markets;

•	volatile performance of our investment securities portfolio;

•
decline in the credit quality of our loan portfolio resulting from the effects of the COVID-19 pandemic in our markets, leading to a need to increase the allowance for credit losses or loan losses, as applicable;

•	increases in the allowance for credit losses resulting from CECL, either alone or as affected by the impact of COVID-19;

•	declines in value of collateral for loans, including real estate collateral;

•
declines in the net worth and liquidity of borrowers and loan guarantors, impairing their ability to honor commitments to us, which may affect, among other things, the levels of non-performing assets, charge-offs, and provision expense; and

•
declines in demand resulting from businesses deemed to be “non-essential” by governments in the markets that we serve, and from both “non-essential” and “essential” businesses suffering adverse effects from reduced levels of economic activity.

These factors, together or in combination with other events or occurrences that may not yet be known or anticipated, may materially and adversely affect our business, financial condition, and results of operations.

The ongoing COVID-19 pandemic has resulted in meaningfully lower stock prices for many companies, as well as the trading prices for many other securities. The further spread of COVID-19, as well as ongoing or new governmental, regulatory, and private sector responses to the pandemic, may materially disrupt banking and other economic activity generally and in the areas in which we operate. This could result in further decline in demand for our banking products and services, and could negatively impact, among other things, our liquidity, regulatory capital, and our growth strategy. Any one or more of these developments could have a material adverse effect on our business, financial condition, and results of operations.

We are taking precautions to protect the safety and well-being of our employees and customers. However, if we experience a prolonged disruption in our employees’ ability to provide customer support and service, our business, financial condition, and results of operation could be materially and adversely affected. In addition, our financial performance generally, and in particular the ability of borrowers to pay interest and repay principal of outstanding loans, the value of collateral securing those loans, and the demand for loans and other products and services that we offer, is highly dependent upon the business environment in the primary markets in which we operate and in the United States as a whole. Unfavorable market conditions and uncertainty due to the coronavirus pandemic may result in a deterioration in the credit quality of borrowers, an increase in the number of loan delinquencies, defaults, and charge-offs, additional provisions for loan losses, adverse asset values of the collateral securing loans, and an overall material adverse effect on the quality of our loan portfolio. Moreover, the duration of the coronavirus pandemic and its corresponding impact on unfavorable and uncertain economic conditions is unknown and highly uncertain.
As a participating lender in the SBA Paycheck Protection Program (“PPP”), the Company and the Bank are subject to litigation risk regarding the Bank’s processing of loans for the PPP, reputational risk, and risk that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. The $349 billion in funds for the PPP was exhausted on April 16, 2020. On April 27, 2020, the program was reopened with an additional $310 billion approved by Congress. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to detailed qualifications and eligibility criteria. The Bank is participating as a lender in the PPP. Under the PPP, we obtained SBA authorization for 11,256 loans for $1.20 billion in the aggregate through May 1, 2020.

Because of the short timeframe between the passing of the CARES Act and implementation of the PPP, some of the rules and guidance relating to PPP were issued after lenders began processing PPP applications. Also, there was and continues to be uncertainty in the laws, rules, and guidance relating to the PPP. Since the opening of the PPP, several banks have been subject to litigation regarding the procedures used in processing PPP applications. In addition, some banks and borrowers have received negative media attention associated with PPP loans. Although we monitored all PPP laws, regulations, and guidance and believe that we implemented all requirements upon issuance of such laws, regulations, and guidance, the Company and the Bank may be exposed to litigation risk and/or negative media attention regarding the processing of PPP applications, funding of PPP loans, and the future servicing and forgiveness of PPP loans. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs, or reputational damage caused by PPP related litigation or media attention could have a material adverse impact on our business, financial condition, and results of operations.

The Bank also has credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which any loans were originated, funded, or serviced by the Bank, including any issue with the eligibility of a borrower to receive a PPP loan. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Bank.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information regarding purchases of our common stock made during the quarter ended March 31, 2020 by or on behalf of United or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Issuer Purchases of Equity Securities

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2020 - January 31, 2020	139,013	$28.39	139,013	$46,053
February 1, 2020 - February 29, 2020	282,469	27.47	282,469	38,294
March 1, 2020 - March 31, 2020	405,000	22.41	405,000	29,218
Total	826,482	$25.14	826,482	$29,218

(1) In November of 2019, our Board of Directors authorized an update to the existing common stock repurchase plan to authorize the repurchase of its common stock up to $50 million. The program is scheduled to expire on the earlier of the repurchase of our common stock having an aggregate purchase price of $50 million or December 31, 2020. Under the program, shares may be repurchased in open market transactions or in privately negotiated transactions, from time to time, subject to market conditions. The approved share repurchase program does not obligate us to repurchase any dollar amount or number of shares. Given the COVID-19 outbreak and its effects on the markets, the program has been discontinued at this time.

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

10.1
Change of Control Severance Agreement dated February 28, 2020 by and between United Community Banks, Inc. and Melinda Davis Lux (not filed because substantially identical to Exhibit 10.11 to United Community Banks, Inc.’s Annual Report on Form 10-K, File No. 001-35095, filed with the SEC on February 27, 2020 and incorporated herein by reference). #

31.1	Certification by H. Lynn Harton, President and Chief Executive Officer of United Community Banks, Inc., pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification by Jefferson L. Harralson, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., pursuant to Exchange Act Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101
Interactive data files for United Community Bank, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Condensed Consolidated Statements in Shareholders’ Equity (unaudited); (v) the Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Condensed Consolidated Financial Statements (unaudited).

104	The cover page from United Community Bank’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (formatted in Inline XBRL and included in Exhibit 101)

#	Management contract or compensatory plan or arrangement.

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

Date: May 7, 2020