Form 10-Q
period 2020-06-30
UNITED COMMUNITY BANKS INC
filed 2020-08-06
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ___________ to ___________
Commission file number 001-35095
UNITED COMMUNITY BANKS, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-1807304
(State of incorporation)	(I.R.S. Employer Identification No.)

125 Highway 515 East
Blairsville	,	Georgia	30512
(Address of principal executive offices)			(Zip code)
(706) 781-2265
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $1 per share	UCBI	Nasdaq Global Select Market
Depositary shares, each representing 1/1000th interest in a share of Series I Non-Cumulative Preferred Stock	UCBIO	Nasdaq Global Select Market

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
Yes ☐ No ☒

Common stock, par value $1 per share 86,472,479 shares outstanding as of July 31, 2020.

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

Because forward-looking statements relate to the future, they are subject to known and unknown risks, uncertainties, assumptions, and changes in circumstances, many of which are beyond our control, and that are difficult to predict as to timing, extent, likelihood and degree of occurrence, and that could cause actual results to differ materially from the results implied or anticipated by the statements. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those described in detail under Part II, Item 1A of this Report - “Risk Factors” - include, but are not limited to the following:

•negative economic and political conditions that adversely affect the general economy, housing prices, the real estate market, the job market, consumer confidence, the financial condition of our borrowers and consumer spending habits, which may affect, among other things, the level of non-performing assets, charge-offs and provision expense;
•changes in loan underwriting, credit review or loss policies associated with economic conditions, examination conclusions or regulatory developments, either as they currently exist or as they may be affected by conditions associated with the COVID-19 pandemic;
•the COVID-19 pandemic and its effects on the economic and business environments in which we operate;
•strategic, market, operational, liquidity and interest rate risks associated with our business;
•continuation of historically low interest rates coupled with other potential fluctuations or unanticipated changes in the interest rate environment, including interest rate changes made by the Federal Reserve, the discontinuation of London Interbank Offered Rate (“LIBOR”) as an interest rate benchmark, as well as cash flow reassessments may reduce net interest margin and/or the volumes and values of loans made or held as well as the value of other financial assets;
•our lack of geographic diversification and any unanticipated or greater than anticipated adverse conditions in the national or local economies in which we operate;
•our loan concentration in industries or sectors that may experience unanticipated or greater than anticipated adverse conditions than other industries or sectors in the national or local economies in which we operate;
•the risks of expansion into new geographic or product markets;
•risks with respect to future mergers or acquisitions, including our ability to successfully expand and complete acquisitions and integrate businesses and operations that we acquire;
•our ability to attract and retain key employees;
•competition from financial institutions and other financial service providers including financial technology providers and our ability to attract customers from other financial institutions;
•losses due to fraudulent and negligent conduct of our customers, third party service providers or employees;
•cybersecurity risks and the vulnerability of our network and online banking portals, and the systems of parties with whom we contract, to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches that could adversely affect our business and financial performance or reputation;
•our reliance on third parties to provide key components of our business infrastructure and services required to operate our business;
•the risk that we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services market;
•the availability of and access to capital;
•legislative, regulatory or accounting changes that may adversely affect us;
•volatility in the allowance for credit losses resulting from the Current Expected Credit Loss (“CECL”) methodology, either alone or as that may be affected by conditions arising out of the COVID-19 pandemic;
•adverse results (including judgments, costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) from current or future litigation, regulatory proceedings, examinations, investigations, or similar matters, or developments related thereto;

•any matter that would cause us to conclude that there was impairment of any asset, including intangible assets;
•limitations on our ability to make dividends and other distributions from the Bank to the Holding Company, which could affect Holding Company liquidity, including the ability to pay dividends to shareholders or take other capital actions;
•other risks and uncertainties disclosed in documents filed or furnished by us with or to the SEC, any of which could cause actual results to differ materially from future results expressed, implied or otherwise anticipated by such forward-looking statements.

We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and not to place undue reliance on forward-looking statements. Additional factors that may cause actual results to differ materially from those contemplated by any forward-looking statements also may be found in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) and available at the SEC’s website at http://www.sec.gov. We do not intend to and hereby disclaim any obligation to update or revise any forward-looking statement contained in this Form 10-Q, which speak only as of the date hereof, whether as a result of new information, future events, or otherwise. The financial statements and information contained herein have not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation (the “FDIC”) or any other regulator.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	June 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$125,255	$125,844
Interest-bearing deposits in banks	1,203,706	389,362
Cash and cash equivalents	1,328,961	515,206
Debt securities available-for-sale	2,125,209	2,274,581
Debt securities held-to-maturity (fair value $320,253 and $287,904)	306,638	283,533
Loans held for sale at fair value	99,477	58,484
Loans and leases held for investment	10,132,510	8,812,553
Less allowance for credit losses - loans and leases	(103,669)	(62,089)
Loans and leases, net	10,028,841	8,750,464
Premises and equipment, net	211,972	215,976
Bank owned life insurance	200,699	202,664
Accrued interest receivable	37,774	32,660
Net deferred tax asset	27,362	34,059
Derivative financial instruments	94,434	35,007
Goodwill and other intangible assets, net	340,220	342,247
Other assets	203,300	171,135
Total assets	$15,004,887	$12,916,016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$4,689,545	$3,477,979
Interest-bearing deposits	8,012,540	7,419,265
Total deposits	12,702,085	10,897,244
Long-term debt	311,631	212,664
Derivative financial instruments	24,685	15,516
Accrued expenses and other liabilities	194,841	154,900
Total liabilities	13,233,242	11,280,324
Shareholders' equity:
Preferred stock; $1 par value; 10,000,000 shares authorized; Series I, $25,000 per share liquidation preference; 4,000 shares issued and outstanding	96,660	—
Common stock, $1 par value; 150,000,000 shares authorized; 78,335,127 and 79,013,729 shares issued and outstanding	78,335	79,014
Common stock issuable; 596,785 and 664,640 shares	10,646	11,491
Capital surplus	1,480,464	1,496,641
Retained earnings	64,990	40,152
Accumulated other comprehensive income	40,550	8,394
Total shareholders' equity	1,771,645	1,635,692
Total liabilities and shareholders' equity	$15,004,887	$12,916,016

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Interest revenue:
Loans, including fees	$107,862	$119,671	$225,925	$234,930
Investment securities, including tax exempt of $1,570 and $1,122 and $3,093 and $2,291	15,615	19,076	33,009	39,894
Deposits in banks and short-term investments	128	409	1,218	848
Total interest revenue	123,605	139,156	260,152	275,672

Interest expense:
Deposits	11,271	17,115	26,346	33,072
Short-term borrowings	—	248	1	409
Federal Home Loan Bank advances	—	752	1	2,174
Long-term debt	3,030	3,257	5,894	6,599
Total interest expense	14,301	21,372	32,242	42,254
Net interest revenue	109,304	117,784	227,910	233,418
Provision for credit losses	33,543	3,250	55,734	6,550
Net interest revenue after provision for credit losses	75,761	114,534	172,176	226,868

Noninterest income:
Service charges and fees	6,995	9,060	15,633	17,513
Mortgage loan gains and other related fees	23,659	5,344	31,969	9,092
Brokerage fees	1,324	1,588	2,964	2,925
Gains from sales of other loans, net	1,040	1,470	2,714	2,773
Securities gains (losses), net	—	149	—	(118)
Other	7,220	6,920	12,772	13,314
Total noninterest income	40,238	24,531	66,052	45,499
Total revenue	115,999	139,065	238,228	272,367

Noninterest expenses:
Salaries and employee benefits	51,811	48,157	103,169	95,660
Communications and equipment	6,556	6,222	12,502	12,010
Occupancy	5,945	5,919	11,659	11,503
Advertising and public relations	2,260	1,596	3,534	2,882
Postage, printing and supplies	1,613	1,529	3,283	3,115
Professional fees	4,823	4,054	8,920	7,215
Lending and loan servicing expense	3,189	2,619	5,482	4,953
Outside services - electronic banking	1,796	1,558	3,628	3,167
FDIC assessments and other regulatory charges	1,558	1,547	3,042	3,257
Amortization of intangibles	987	1,342	2,027	2,635
Merger-related and other charges	397	3,894	1,205	4,440
Other	3,045	3,376	7,067	7,060
Total noninterest expenses	83,980	81,813	165,518	157,897
Net income before income taxes	32,019	57,252	72,710	114,470
Income tax expense	6,923	13,167	15,730	26,123
Net income	$25,096	$44,085	$56,980	$88,347

Net income available to common shareholders	$24,913	$43,769	$56,554	$87,716

Net income per common share:
Basic	$0.32	$0.55	$0.71	$1.10
Diluted	0.32	0.55	0.71	1.10
Weighted average common shares outstanding:
Basic	78,920	79,673	79,130	79,739
Diluted	78,924	79,678	79,186	79,745

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)	Three Months Ended June 30,			Six Months Ended June 30,
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2020
Net income	$32,019	$(6,923)	$25,096	$72,710	$(15,730)	$56,980
Other comprehensive income:
Unrealized gains on available-for-sale securities	28,985	(6,969)	22,016	42,670	(10,402)	32,268
Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity	96	(23)	73	179	(43)	136
Derivative instruments designated as cash flow hedges:
Unrealized holding losses on derivatives arising during the period	(828)	211	(617)	(828)	211	(617)
Reclassification of losses on derivative instruments realized in net income	67	(17)	50	67	(17)	50
Net cash flow hedge activity	(761)	194	(567)	(761)	194	(567)
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	214	(55)	159	428	(109)	319

Total other comprehensive income	28,534	(6,853)	21,681	42,516	(10,360)	32,156
Comprehensive income	$60,553	$(13,776)	$46,777	$115,226	$(26,090)	$89,136

2019
Net income	$57,252	$(13,167)	$44,085	$114,470	$(26,123)	$88,347
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	29,756	(7,248)	22,508	62,930	(15,297)	47,633
Reclassification adjustment for (gains) losses included in net income	(149)	38	(111)	118	(30)	88
Net unrealized gains	29,607	(7,210)	22,397	63,048	(15,327)	47,721
Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity	93	(22)	71	177	(42)	135
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	235	(60)	175	337	(86)	251
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	173	(44)	129	347	(88)	259

Total other comprehensive income	30,108	(7,336)	22,772	63,909	(15,543)	48,366
Comprehensive income	$87,360	$(20,503)	$66,857	$178,379	$(41,666)	$136,713

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Three Months Ended June 30,							Six Months Ended June 30,
(in thousands, except share and per share data)	Preferred Stock	Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total	Preferred Stock	Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
2020
Balance at beginning of period	$—	$78,284	$10,534	$1,478,719	$54,206	$18,869	$1,640,612	$—	$79,014	$11,491	$1,496,641	$40,152	$8,394	$1,635,692
Net income					25,096		25,096					56,980		56,980
Other comprehensive income						21,681	21,681						32,156	32,156
Issuance of preferred stock (4,000 shares), net	96,660						96,660	96,660						96,660
Common stock issued to dividend reinvestment plan and employee benefit plans (12,906 and 21,592 shares, respectively)		13		214			227		22		404			426
Amortization of restricted stock unit awards				1,764			1,764				4,256			4,256
Vesting of restricted stock unit awards, net of shares surrendered to cover payroll taxes (38,247 and 62,252 shares issued, respectively, and 378 and 24,345 shares deferred, respectively)		38	11	(240)			(191)		62	676	(1,417)			(679)
Purchases of common stock (826,482 shares)							—		(827)		(19,955)			(20,782)
Deferred compensation plan, net, including dividend equivalents			111				111			267				267
Shares issued from deferred compensation plan, net of shares surrendered to cover payroll taxes (430 and 64,036 shares, respectively)		—	(10)	7			(3)		64	(1,788)	535			(1,189)
Common stock dividends ($0.18 and $0.36 per share, respectively)					(14,312)		(14,312)					(28,613)		(28,613)
Adoption of new accounting standard							—					(3,529)		(3,529)
Balance, June 30, 2020	$96,660	$78,335	$10,646	$1,480,464	$64,990	$40,550	$1,771,645	$96,660	$78,335	$10,646	$1,480,464	$64,990	$40,550	$1,771,645

2019
Balance at beginning of period	$—	$79,035	$10,291	$1,494,400	$(59,573)	$(15,995)	$1,508,158	$—	$79,234	$10,744	$1,499,584	$(90,419)	$(41,589)	$1,457,554
Net income					44,085		44,085					88,347		88,347
Other comprehensive income						22,772	22,772						48,366	48,366
Exercise of stock options (12,000 shares)							—		12		185			197
Common stock issued to dividend reinvestment plan and employee benefit plans (33,978 and 42,423 shares, respectively)		34		871			905		42		1,049			1,091
Amortization of restricted stock unit awards				4,017			4,017				6,002			6,002
Vesting of restricted stock unit awards, net of shares surrendered to cover payroll taxes (5,034 and 20,979 shares issued, respectively, and 17,211 and 36,661 shares deferred, respectively)		5	477	(557)			(75)		21	1,009	(1,422)			(392)
Purchases of common stock (305,052 shares)							—		(305)		(7,535)			(7,840)
Deferred compensation plan, net, including dividend equivalents			107				107			292				292
Shares issued from deferred compensation plan, net of shares surrendered to cover payroll taxes (748 and 70,792 shares, respectively)		1	(17)	9			(7)		71	(1,187)	877			(239)
Common stock dividends ($0.17 and $0.33 per share, respectively)					(13,628)		(13,628)					(26,495)		(26,495)
Adoption of new accounting standard							—					(549)		(549)
Balance, June 30, 2019	$—	$79,075	$10,858	$1,498,740	$(29,116)	$6,777	$1,566,334	$—	$79,075	$10,858	$1,498,740	$(29,116)	$6,777	$1,566,334
See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Operating activities:
Net income	$56,980	$88,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	5,205	12,549
Provision for credit losses	55,734	6,550
Stock based compensation	4,256	6,002
Deferred income tax (benefit) expense	(2,356)	1,341
Securities losses, net	—	118
Gains from sales of other loans	(2,714)	(2,773)
Changes in assets and liabilities:
Other assets and accrued interest receivable	(76,407)	(40,876)
Accrued expenses and other liabilities	15,929	4,787
Loans held for sale	(40,993)	(27,350)
Net cash provided by operating activities	15,634	48,695

Investing activities:
Debt securities held-to-maturity:
Proceeds from maturities and calls	19,889	29,453
Purchases	(43,118)	(8,499)
Debt securities available-for-sale and equity securities:
Proceeds from sales	1,000	225,883
Proceeds from maturities and calls	296,744	138,741
Purchases	(110,481)	(45,629)
Net increase in loans	(1,306,120)	(242,584)
Proceeds from sales of premises and equipment	102	1,028
Purchases of premises and equipment	(3,655)	(13,879)
Net cash paid for acquisition	—	(19,545)
Proceeds from sale of other real estate	278	2,260
Other investing activities, net	(5,853)	—
Net cash (used in) provided by investing activities	(1,151,214)	67,229

Financing activities:
Net increase (decrease) in deposits	1,805,016	(154,876)
Net increase in short-term borrowings	—	40,000
Repayment of long-term debt	—	(19,608)
Proceeds from FHLB advances	5,000	1,365,000
Repayment of FHLB advances	(5,000)	(1,365,000)
Proceeds from issuance of senior debentures, net of issuance costs	98,638	—
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	426	1,091
Proceeds from exercise of stock options	—	197
Cash paid for shares withheld to cover payroll taxes upon vesting of restricted stock units	(1,868)	(631)
Proceeds from issuance of Series I preferred stock, net of issuance costs	96,660	—
Repurchase of common stock	(20,782)	(7,840)
Cash dividends on common stock	(28,755)	(25,743)
Net cash provided by (used in) financing activities	1,949,335	(167,410)

Net change in cash and cash equivalents, including restricted cash	813,755	(51,486)

Cash and cash equivalents, including restricted cash, at beginning of period	515,206	327,265

Cash and cash equivalents, including restricted cash, at end of period	$1,328,961	$275,779

Supplemental disclosures of cash flow information:
Significant non-cash investing and financing transactions:
Unsettled government guaranteed loan sales	$289	$15,331
Transfers of loans to foreclosed properties	355	751
Acquisitions:
Assets acquired	—	264,937
Liabilities assumed	—	212,844
Net assets acquired	—	52,093

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Accounting Policies

The accounting and financial reporting policies of United Community Banks, Inc. and its subsidiaries (collectively referred to herein as “United”) conform to accounting principles generally accepted in the United States (“GAAP”) and reporting guidelines of banking regulatory authorities. The accompanying interim consolidated financial statements have not been audited. All material intercompany balances and transactions have been eliminated. In addition to those items mentioned below, a more detailed description of United’s accounting policies is included in its Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 10-K”).

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

Allowance for Credit Losses (“ACL”) - Held-to-Maturity Securities: Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $1.00 million at June 30, 2020 and was excluded from the estimate of credit losses.

The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management classifies the held-to-maturity portfolio into the following major security types: State and political subdivisions, residential mortgage-backed, agency and commercial mortgage-backed, agency.

All of the residential and commercial mortgage-backed securities held by United are issued by U.S. government agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The state and political subdivision securities are highly rated by major rating agencies. As a result, no ACL was recorded on the held-to-maturity portfolio at June 30, 2020.

ACL - Available-For-Sale Securities: For available-for-sale debt securities in an unrealized loss position, United first assesses whether it intends to sell, or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, United evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income.
Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2020, there was no ACL related to the available-for-sale portfolio.
Accrued interest receivable on available-for-sale debt securities totaled $7.72 million at June 30, 2020 and was excluded from the estimate of credit losses.
Loans and Leases
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $28.0 million at June 30, 2020 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.
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

Troubled Debt Restructurings (“TDR”s): A loan for which the terms have been modified resulting in a more than insignificant concession, and for which the borrower is experiencing financial difficulties, is generally considered to be a TDR. The ACL on a TDR is measured using the same method as all other loans held for investment, except that the original interest rate is used to discount the expected cash flows, not the rate specified within the restructuring. As discussed in Note 2, in accordance with the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), United implemented loan modification programs in response to the COVID-19 pandemic in order to provide borrowers with flexibility with respect to repayment terms. These loan modifications were not considered TDRs to the extent that the borrower was impacted by the COVID-19 pandemic and was not more than 30 days past due at

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

December 31, 2019, or in certain circumstances, at the time that the COVID-19 loan modification program was implemented, unless the loan was previously classified as a TDR.

ACL - Off-Balance Sheet Credit Exposures
Management estimates expected credit losses on commitments to extend credit over the contractual period during which United is exposed to credit risk on the underlying commitments. The ACL on off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The ACL is calculated using the same aggregate reserve rates calculated for the funded portion of loans at the portfolio level applied to the amount of commitments expected to fund.

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

The ACL for the majority of loans and leases was calculated using a discounted cash flow methodology applied at a loan level with a one-year reasonable and supportable forecast period and a two-year straight-line reversion period. In connection with the adoption, management has implemented changes to relevant systems, processes and controls where necessary. Model validation was completed during the fourth quarter of 2019 and implementation of the accounting, reporting and governance processes to comply with the new guidance was completed in the first quarter of 2020. United’s CECL allowance will fluctuate over time due to macroeconomic conditions and forecasts as well as the size and composition of the loan portfolios. United has adopted the relief provided by federal banking regulatory agencies for the delay of the adverse capital impact of CECL at adoption and during the subsequent two-year period following adoption. This optional two-year delay is followed by an optional three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. Under the transition provision, the amount of aggregate capital benefit is phased out by 25% each year with the full impact of adoption completely recognized by the beginning of the sixth year.

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

United elected not to measure an allowance for credit losses for accrued interest receivable and instead to reverse interest income on those loans that are 90 days past due, to exclude accrued interest receivable from the amortized cost basis of financial instruments subject to CECL and to separately state the balance of accrued interest receivable on the consolidated balance sheet. In addition,

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

United elected to adjust the discount rate used to calculate credit losses for expected prepayments and will include all changes in discounted cash flows as credit loss. As a practical expedient, United has also elected to use the fair value of collateral when determining the ACL for loans if repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty (collateral-dependent loans).

On March 27, 2020, the CARES Act was signed into law. The CARES Act included a number of provisions that were applicable to United, including the following:

•Accounting Relief for TDRs: The CARES Act provided that modifications under certain forbearance conditions for loans that were not more than 30 days past due at December 31, 2019 will not be considered TDRs for regulatory reporting and GAAP.
•Optional Delay and Regulatory Relief for CECL Implementation: The CARES Act stipulated that large SEC filers have the option of delaying the adoption of CECL from January 1, 2020 to the earlier of the end of the COVID-19 emergency period or December 31, 2020. Banks that were required to implement CECL by the end of 2020 were granted the option to defer any impact of CECL on regulatory capital for two years before beginning the original three-year regulatory phase-in period, for a total five-year phase-in period. Although United did not elect to delay the adoption of CECL, the Company did elect the five-year phase-in period for regulatory capital purposes, as discussed above.
•Paycheck Protection Program (“PPP”): The CARES Act created the PPP through the Small Business Administration (“SBA”), which allowed United to lend money to small businesses to maintain employee payrolls through the crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the borrower maintains employee payrolls or restores payrolls afterwards.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2020

State and political subdivisions	$87,840	$4,382	$95	$92,127
Residential mortgage-backed securities, Agency	137,416	6,051	—	143,467
Residential mortgage-backed securities, Non-agency	15,221	324	54	15,491
Commercial mortgage-backed, Agency	66,161	3,007	—	69,168
Total	$306,638	$13,764	$149	$320,253

As of December 31, 2019
State and political subdivisions	$45,479	$1,574	$9	$47,044
Residential mortgage-backed securities, Agency	153,967	2,014	694	155,287
Commercial mortgage-backed, Agency	84,087	1,627	141	85,573
Total	$283,533	$5,215	$844	$287,904

The cost basis, unrealized gains and losses, and fair value of debt securities available-for-sale as of the dates indicated are presented below (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2020
U.S. Treasuries	$123,392	$5,474	$—	$128,866
U.S. Government agencies	2,754	183	—	2,937
State and political subdivisions	212,767	17,942	—	230,709
Residential mortgage-backed securities, Agency	929,543	34,965	4	964,504
Residential mortgage-backed securities, Non-agency	237,614	9,903	—	247,517
Commercial mortgage-backed, Agency	253,517	8,161	—	261,678
Corporate bonds	172,023	1,659	206	173,476
Asset-backed securities	116,955	1,332	2,765	115,522
Total	$2,048,565	$79,619	$2,975	$2,125,209

As of December 31, 2019
U.S. Treasuries	$152,990	$1,628	$—	$154,618
U.S. Government agencies	2,848	188	1	3,035
State and political subdivisions	214,677	11,813	—	226,490
Residential mortgage-backed securities, Agency	1,030,948	12,022	726	1,042,244
Residential mortgage-backed securities, Non-agency	250,550	6,231	—	256,781
Commercial mortgage-backed, Agency	266,770	2,261	128	268,903
Commercial mortgage-backed, Non-agency	15,395	918	263	16,050
Corporate bonds	202,131	1,178	218	203,091
Asset-backed securities	104,298	743	1,672	103,369
Total	$2,240,607	$36,982	$3,008	$2,274,581

Securities with a carrying value of $524 million and $918 million were pledged, primarily to secure public deposits, at June 30, 2020 and December 31, 2019, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

 The following table summarizes debt securities held-to-maturity in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2020
State and political subdivisions	$4,905	$95	$—	$—	$4,905	$95
Residential mortgage-backed securities, Agency	127	—	—	—	127	—
Residential mortgage-backed securities, Non-agency	8,995	3	1,384	51	10,379	54
Total unrealized loss position	$14,027	$98	$1,384	$51	$15,411	$149

As of December 31, 2019
State and political subdivisions	$10,117	$9	$—	$—	$10,117	$9
Residential mortgage-backed securities, Agency	16,049	64	48,237	630	64,286	694
Commercial mortgage-backed, Agency	21,841	87	1,685	54	23,526	141
Total unrealized loss position	$48,007	$160	$49,922	$684	$97,929	$844

The following table summarizes debt securities available-for-sale in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2020
Residential mortgage-backed securities, Agency	$514	$3	$1,289	$1	$1,803	$4
Commercial mortgage-backed, Agency	9	—	—	—	9	—
Corporate bonds	14,794	206	—	—	14,794	206
Asset-backed securities	13,967	462	60,859	2,303	74,826	2,765
Total unrealized loss position	$29,284	$671	$62,148	$2,304	$91,432	$2,975

As of December 31, 2019
U.S. Government agencies	$404	$1	$—	$—	$404	$1
Residential mortgage-backed securities, Agency	228,611	576	18,294	150	246,905	726
Commercial mortgage-backed, Agency	—	—	33,517	128	33,517	128
Commercial mortgage-backed, Non-agency	—	—	4,864	263	4,864	263
Corporate bonds	19,742	216	998	2	20,740	218
Asset-backed securities	32,294	625	38,990	1,047	71,284	1,672
Total unrealized loss position	$281,051	$1,418	$96,663	$1,590	$377,714	$3,008

At June 30, 2020, there were 21 debt securities available-for-sale and 4 debt securities held-to-maturity that were in an unrealized loss position. United does not intend to sell nor does it believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at June 30, 2020 were primarily attributable to changes in interest rates.

No impairment charges were recognized during the three and six months ended June 30, 2019. At adoption of CECL on January 1, 2020 and at June 30, 2020, calculated credit losses on held-to-maturity debt securities were not material due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies and high credit quality municipal securities. As a result, no ACL was recorded on the held-to-maturity portfolio at June 30, 2020. In addition, at June 30, 2020, there was no ACL related to the available-for-sale portfolio. See Note 1 for additional details on the adoption of CECL as it relates to the securities portfolio.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes available-for-sale securities sales activity for the three and six months ended June 30, 2020 and 2019 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Proceeds from sales	$—	$47,279	$1,000	$225,883

Gross gains on sales	$—	$489	$—	$1,776
Gross losses on sales	—	(340)	—	(1,894)
Net gains (losses) on sales of securities	$—	$149	$—	$(118)

Income tax expense (benefit) attributable to sales	$—	$38	$—	$(30)

The amortized cost and fair value of debt securities available-for-sale and held-to-maturity at June 30, 2020, by contractual maturity, are presented in the following table (in thousands).

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries:
1 to 5 years	$123,392	$128,866	$—	$—
	123,392	128,866	—	—

U.S. Government agencies:
1 to 5 years	354	360	—	—
More than 10 years	2,400	2,577	—	—
	2,754	2,937	—	—

State and political subdivisions:
Within 1 year	—	—	1,350	1,350
1 to 5 years	54,483	57,120	14,260	15,226
5 to 10 years	23,810	25,808	10,789	12,244
More than 10 years	134,474	147,781	61,441	63,307
	212,767	230,709	87,840	92,127

Corporate bonds:
Within 1 year	140,008	140,217	—	—
1 to 5 years	27,515	28,644	—	—
5 to 10 years	4,500	4,615	—	—
	172,023	173,476	—	—

Total securities other than asset-backed and mortgage-backed securities:
Within 1 year	140,008	140,217	1,350	1,350
1 to 5 years	205,744	214,990	14,260	15,226
5 to 10 years	28,310	30,423	10,789	12,244
More than 10 years	136,874	150,358	61,441	63,307

Asset-backed securities	116,955	115,522	—	—
Residential mortgage-backed securities	1,167,157	1,212,021	152,637	158,958
Commercial mortgage-backed securities	253,517	261,678	66,161	69,168
	$2,048,565	$2,125,209	$306,638	$320,253
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

	June 30, 2020	December 31, 2019
Owner occupied commercial real estate	$1,759,617	$1,720,227
Income producing commercial real estate	2,177,857	2,007,950
Commercial & industrial (1)	2,314,169	1,220,657
Commercial construction	945,748	976,215
Equipment financing	778,749	744,544
Total commercial	7,976,140	6,669,593
Residential mortgage	1,151,661	1,117,616
Home equity lines of credit	653,798	660,675
Residential construction	230,231	236,437
Consumer	120,680	128,232
Total loans	10,132,510	8,812,553
Less allowance for credit losses - loans	(103,669)	(62,089)
Loans, net	$10,028,841	$8,750,464
(1) Commercial and industrial loans as of June 30, 2020 included $1.10 billion of PPP loans.

At June 30, 2020 and December 31, 2019, loans totaling $4.12 billion and $4.06 billion, respectively, were pledged as collateral to secure contingent funding sources. At December 31, 2019, the carrying value and outstanding balance of PCI loans were $58.6 million and $83.1 million, respectively.

During the second quarter and first six months of 2020, United sold $14.0 million and $18.1 million, respectively, of United States Small Business Administration / United States Department of Agriculture (“SBA/USDA”) guaranteed loans and $1.70 million and $23.9 million, respectively, of equipment financing receivables. During the second quarter and first six months of 2019, United sold $17.1 million and $34.2 million, respectively, of SBA/USDA guaranteed loans. The gains and losses on these loan sales were included in noninterest income on the consolidated statements of income.

At June 30, 2020 and December 31, 2019, equipment financing assets included leases of $37.0 million and $37.4 million, respectively. The components of the net investment in leases, which included both sales-type and direct financing, are presented below (in thousands).

	June 30, 2020	December 31, 2019
Minimum future lease payments receivable	$39,205	$39,709
Estimated residual value of leased equipment	3,476	3,631
Initial direct costs	688	842
Security deposits	(857)	(989)
Purchase accounting premium	191	273
Unearned income	(5,675)	(6,088)
Net investment in leases	$37,028	$37,378

Minimum future lease payments expected to be received from equipment financing lease contracts as of June 30, 2020 were as follows (in thousands):

Year
Remainder of 2020	$7,898
2021	13,346
2022	9,590
2023	5,705
2024	2,164
Thereafter	502
Total	$39,205

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents changes in the balance of the accretable yield for PCI loans for the periods indicated (in thousands):

	June 30, 2019
	Three Months Ended	Six Months Ended
Balance at beginning of period	$26,624	$26,868
Additions due to acquisitions	1,300	1,300
Accretion	(4,274)	(9,087)
Reclassification from nonaccretable difference	1,762	4,468
Changes in expected cash flows that do not affect nonaccretable difference	896	2,759
Balance at end of period	$26,308	$26,308

Nonaccrual and Past Due Loans
The following table presents the aging of the amortized cost basis in loans by aging category and accrual status as of June 30, 2020 (in thousands).

	Accruing
	Current Loans	Loans Past Due
		30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual Loans	Total Loans
Owner occupied commercial real estate	$1,745,613	$2,829	$465	$—	$10,710	$1,759,617
Income producing commercial real estate	2,166,238	199	146	—	11,274	2,177,857
Commercial & industrial	2,309,960	664	113	—	3,432	2,314,169
Commercial construction	943,153	291	14	—	2,290	945,748
Equipment financing	773,000	1,202	1,428	—	3,119	778,749
Total commercial	7,937,964	5,185	2,166	—	30,825	7,976,140
Residential mortgage	1,136,665	1,585	226	—	13,185	1,151,661
Home equity lines of credit	649,309	739	611	1	3,138	653,798
Residential construction	229,626	53	52	—	500	230,231
Consumer	119,884	291	132	—	373	120,680
Total loans	$10,073,448	$7,853	$3,187	$1	$48,021	$10,132,510

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents nonaccrual loans by loan class for the periods indicated (in thousands).

	CECL			Incurred Loss
	June 30, 2020			December 31, 2019
	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total Nonaccrual Loans	Nonaccrual Loans
Owner occupied commercial real estate	$6,564	$4,146	$10,710	$10,544
Income producing commercial real estate	10,780	494	11,274	1,996
Commercial & industrial	1,038	2,394	3,432	2,545
Commercial construction	1,824	466	2,290	2,277
Equipment financing	23	3,096	3,119	3,141
Total commercial	20,229	10,596	30,825	20,503
Residential mortgage	2,918	10,267	13,185	10,567
Home equity lines of credit	1,045	2,093	3,138	3,173
Residential construction	149	351	500	939
Consumer	10	363	373	159
Total	$24,351	$23,670	$48,021	$35,341

The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms was approximately $661,000 and $249,000 for the three months ended June 30, 2020 and 2019, respectively, and $1.13 million and $627,000 for the six months ended June 30, 2020 and 2019, respectively.

Risk Ratings
United categorizes commercial loans, with the exception of equipment financing receivables, into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current industry and economic trends, among other factors. United analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a continual basis. United uses the following definitions for its risk ratings:

Pass. Loans in this category are considered to have a low probability of default and do not meet the criteria of the risk categories below.

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

	As of June 30, 2020
	Term Loans by Origination Year						Revolvers	Revolvers converted to term loans	Total
	2020	2019	2018	2017	2016	Prior
Owner occupied commercial real estate:
Pass	$291,879	$389,657	$246,017	$220,588	$211,852	$256,821	$48,274	$11,150	$1,676,238
Watch	5,123	4,549	3,153	7,334	7,546	4,117	860	65	32,747
Substandard	6,314	8,441	5,970	13,842	3,063	9,438	2,259	1,305	50,632
Total owner occupied commercial real estate	303,316	402,647	255,140	241,764	222,461	270,376	51,393	12,520	1,759,617
Income producing commercial real estate:
Pass	352,274	470,496	441,607	288,448	265,489	229,116	32,460	9,620	2,089,510
Watch	7,022	12,420	14,298	2,231	17,941	3,859	—	1,777	59,548
Substandard	7,753	10,217	2,667	5,731	219	2,109	—	103	28,799
Total income producing commercial real estate	367,049	493,133	458,572	296,410	283,649	235,084	32,460	11,500	2,177,857
Commercial & industrial
Pass	1,267,194	229,358	225,334	108,145	88,314	56,600	269,416	5,660	2,250,021
Watch	1,710	2,785	2,163	592	740	47	11,374	128	19,539
Substandard	7,301	1,419	1,527	2,774	2,083	1,537	27,208	760	44,609
Total commercial & industrial	1,276,205	233,562	229,024	111,511	91,137	58,184	307,998	6,548	2,314,169
Commercial construction
Pass	173,064	222,025	279,580	132,311	90,840	16,941	11,349	7,388	933,498
Watch	538	1,054	973	104	15	248	—	—	2,932
Substandard	3,366	2,059	739	351	977	401	—	1,425	9,318
Total commercial construction	176,968	225,138	281,292	132,766	91,832	17,590	11,349	8,813	945,748
Equipment financing:
Pass	201,088	327,673	168,784	58,013	17,429	2,003	—	—	774,990
Substandard	48	1,157	1,742	570	181	61	—	—	3,759
Total equipment financing	201,136	328,830	170,526	58,583	17,610	2,064	—	—	778,749
Residential mortgage:
Pass	216,923	228,371	163,632	145,081	124,323	248,565	11	7,647	1,134,553
Substandard	1,642	1,901	3,084	1,327	801	7,945	—	408	17,108
Total residential mortgage	218,565	230,272	166,716	146,408	125,124	256,510	11	8,055	1,151,661
Home equity lines of credit
Pass	—	—	—	—	—	—	631,916	17,504	649,420
Substandard	—	—	—	—	—	—	177	4,201	4,378
Total home equity lines of credit	—	—	—	—	—	—	632,093	21,705	653,798
Residential construction
Pass	86,914	107,671	8,236	5,427	4,761	16,430	—	73	229,512
Substandard	—	92	104	30	136	357	—	—	719
Total residential construction	86,914	107,763	8,340	5,457	4,897	16,787	—	73	230,231
Consumer
Pass	30,915	37,957	21,424	8,055	5,595	3,073	12,957	78	120,054
Substandard	23	91	58	113	133	119	89	—	626
Total consumer	30,938	38,048	21,482	8,168	5,728	3,192	13,046	78	120,680

Total loans
Pass	2,620,251	2,013,208	1,554,614	966,068	808,603	829,549	1,006,383	59,120	9,857,796
Watch	14,393	20,808	20,587	10,261	26,242	8,271	12,234	1,970	114,766
Substandard	26,447	25,377	15,891	24,738	7,593	21,967	29,733	8,202	159,948
Total loans	$2,661,091	$2,059,393	$1,591,092	$1,001,067	$842,438	$859,787	$1,048,350	$69,292	$10,132,510

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

Troubled Debt Restructurings and Other Modifications
As of June 30, 2020 and December 31, 2019, United had TDRs totaling $50.4 million and $54.2 million, respectively. United allocated $881,000 and $2.51 million of allowance for TDRs as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, there were no commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Loans modified under the terms of a TDR during the three and six months ended June 30, 2020 and 2019 are presented in the following table. In addition, the table presents loans modified under the terms of a TDR that defaulted (became 90 days or more delinquent or otherwise in default of modified terms) during the periods presented and were initially restructured within one year prior to default (dollars in thousands).

	New TDRs
		Pre-modification Outstanding Amortized Cost	Post-Modification Outstanding Amortized Cost by Type of Modification				TDRs Modified Within the Previous Twelve Months That Have Subsequently Defaulted
	Number of Contracts		Rate Reduction	Structure	Other	Total	Number of Contracts	Amortized Cost
Three Months Ended June 30, 2020
Owner occupied commercial real estate	2	$836	$—	$—	$546	$546	—	$—
Income producing commercial real estate	—	—	—	—	—	—	1	5,998
Commercial & industrial	1	15	—	—	15	15	1	627
Commercial construction	1	255	—	255	—	255	—	—
Equipment financing	129	3,471	—	3,471	—	3,471	6	310
Total commercial	133	4,577	—	3,726	561	4,287	8	6,935
Residential mortgage	6	644	—	644	—	644	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Consumer	1	7	—	—	7	7	—	—
Total loans	140	$5,228	$—	$4,370	$568	$4,938	8	$6,935

Six Months Ended June 30, 2020
Owner occupied commercial real estate	3	$1,844	$—	$—	$1,536	$1,536	—	$—
Income producing commercial real estate	3	235	—	67	165	232	1	5,998
Commercial & industrial	1	15	—	—	15	15	2	633
Commercial construction	1	255	—	255	—	255	—	—
Equipment financing	136	3,905	—	3,905	—	3,905	6	310
Total commercial	144	6,254	—	4,227	1,716	5,943	9	6,941
Residential mortgage	11	946	—	922	—	922	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—
Consumer	3	18	—		18	18	1	3
Total loans	158	$7,218	$—	$5,149	$1,734	$6,883	10	$6,944

Three Months Ended June 30, 2019
Owner occupied commercial real estate	2	$610	$—	$610	$—	$610	—	$—
Income producing commercial real estate	—	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
Equipment financing	1	20	—	20	—	20	—	—
Total commercial	3	630	—	630	—	630	—	—
Residential mortgage	7	831	—	831	—	831	1	135
Home equity lines of credit	1	50	—	50	—	50	—	—
Residential construction	1	22	—	—	21	21	1	13
Consumer direct	—	—	—	—	—	—	—	—
Indirect auto	5	104	—	—	104	104	—	—
Total loans	17	$1,637	$—	$1,511	$125	$1,636	2	$148

Six Months Ended June 30, 2019
Owner occupied commercial real estate	2	$610	$—	$610	$—	$610	—	$—
Income producing commercial real estate	1	169	—	169	—	169	—	—
Commercial & industrial	1	7	—	—	7	7	—	—
Commercial construction	—	—	—	—	—	—	—	—
Equipment financing	1	20	—	20	—	20	—	—
Total commercial	5	806	—	799	7	806	—	—
Residential mortgage	9	1,176	—	1,175	—	1,175	1	135
Home equity lines of credit	1	50	—	50	—	50	—	—
Residential construction	1	22	—	—	21	21	1	13
Consumer direct	—	—	—	—	—	—	—	—
Indirect auto	11	170	—	—	161	161	—	—
Total loans	27	$2,224	$—	$2,024	$189	$2,213	2	$148

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2020, United had granted short-term deferrals related to the COVID-19 crisis for $1.76 billion of loans that, pursuant to the CARES Act or interagency guidance, were not considered new TDRs. These short-term deferrals generally represent payment deferrals for up to 90 days. The loans continue to accrue interest and are not reported as past due during the deferral period. The table below presents short-term deferrals related to the COVID-19 crisis that were not considered new TDRs as of June 30, 2020 (in thousands).

	June 30, 2020
	COVID-19 Deferrals	Deferrals as a % of total loans
Owner occupied commercial real estate	$378,959	22%
Income producing commercial real estate	715,650	33
Commercial & industrial	106,020	5
Commercial construction	175,463	19
Equipment financing	231,402	30
Total commercial	1,607,494	20
Residential mortgage	122,474	11
Home equity lines of credit	18,594	3
Residential construction	4,995	2
Consumer	2,923	2
Total COVID-19 deferrals	$1,756,480	17

Allowance for Credit Losses
Since the adoption of ASC 326, the ACL for loans represents management’s estimate of life of loan credit losses in the portfolio as of the end of the period. The ACL related to unfunded commitments is included in other liabilities in the consolidated balance sheet.
The following table presents the balance and activity in the ACL by portfolio segment for the periods indicated (in thousands).

	Three Months Ended June 30,
	CECL					Incurred Loss
	2020					2019
	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied commercial real estate	$11,000	$—	$466	$3,126	$14,592	$11,874	$—	$58	$(387)	$11,545
Income producing commercial real estate	16,584	(4,589)	41	9,663	21,699	11,126	(308)	66	136	11,020
Commercial & industrial	10,831	(254)	291	(2,279)	8,589	4,895	(1,416)	275	1,554	5,308
Commercial construction	9,556	(239)	117	5,080	14,514	10,275	(1)	163	(119)	10,318
Equipment financing	14,738	(2,085)	420	7,232	20,305	6,231	(1,010)	121	1,593	6,935
Residential mortgage	11,063	(50)	56	1,757	12,826	8,345	(108)	234	(181)	8,290
Home equity lines of credit	6,887	(98)	196	1,702	8,687	4,797	(29)	140	(114)	4,794
Residential construction	816	(32)	37	1,176	1,997	2,390	(246)	47	174	2,365
Consumer	430	(712)	286	456	460	837	(529)	239	308	855
Indirect auto	—	—	—	—	—	872	(180)	46	36	774
Total allowance for loan losses	81,905	(8,059)	1,910	27,913	103,669	61,642	(3,827)	1,389	3,000	62,204
Allowance for unfunded commitments	6,470	—	—	5,630	12,100	3,141	—	—	250	3,391
Total allowance for credit losses	$88,375	$(8,059)	$1,910	$33,543	$115,769	$64,783	$(3,827)	$1,389	$3,250	$65,595

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30,
	CECL							Incurred Loss
	2020							2019
	December 31, 2019 Balance	Adoption of CECL	January 1, 2020 Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Charge- Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied commercial real estate	$11,404	$(1,616)	$9,788	$(6)	$1,500	$3,310	$14,592	$12,207	$(5)	$127	$(784)	$11,545
Income producing commercial real estate	12,306	(30)	12,276	(5,000)	182	14,241	21,699	11,073	(505)	86	366	11,020
Commercial & industrial	5,266	4,012	9,278	(7,815)	667	6,459	8,589	4,802	(2,935)	438	3,003	5,308
Commercial construction	9,668	(2,583)	7,085	(239)	258	7,410	14,514	10,337	(70)	557	(506)	10,318
Equipment financing	7,384	5,871	13,255	(3,948)	776	10,222	20,305	5,452	(2,434)	264	3,653	6,935
Residential mortgage	8,081	1,569	9,650	(334)	331	3,179	12,826	8,295	(169)	282	(118)	8,290
Home equity lines of credit	4,575	1,919	6,494	(118)	299	2,012	8,687	4,752	(366)	262	146	4,794
Residential construction	2,504	(1,771)	733	(54)	71	1,247	1,997	2,433	(250)	73	109	2,365
Consumer	901	(491)	410	(1,350)	517	883	460	853	(1,076)	446	632	855
Indirect auto	—	—	—	—	—	—	—	999	(377)	84	68	774
Total allowance for credit losses - loans	62,089	6,880	68,969	(18,864)	4,601	48,963	103,669	61,203	(8,187)	2,619	6,569	62,204
Allowance for unfunded commitments	3,458	1,871	5,329	—	—	6,771	12,100	3,410	—	—	(19)	3,391
Total allowance for credit losses	$65,547	$8,751	$74,298	$(18,864)	$4,601	$55,734	$115,769	$64,613	$(8,187)	$2,619	$6,550	$65,595

As of June 30, 2020, United used a one-year reasonable and supportable forecast period. The changes in loss rates used as the basis for the estimate of credit losses during this period were modeled using historical data from peer banks and macroeconomic forecast data obtained from a third party vendor, which were then applied to United’s recent default experience as a starting point. At June 30, 2020, the forecast indicated that the markets in which United operates will experience a decline in economic conditions and an increase in the unemployment rate over the next year, primarily as a result of the COVID-19 pandemic. The increase in the ACL compared to January 1, 2020 and March 31, 2020 was primarily attributable to the worsening trends in the forecast at June 30, 2020 compared to the earlier forecasts used, with the primary economic forecast driver being the change in the unemployment rate. United adjusted the economic forecast by eliminating the initial spike in unemployment to account for the impact of government stimulus programs, which mitigated some of the negative impact on forecasted losses. In addition, United further adjusted the economic forecast for residential mortgage loans and income producing commercial real estate to moderate losses in those portfolios.

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

PPP loans were considered low risk assets due to the related 100% guarantee by the SBA.

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

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received
Owner occupied commercial real estate	$18,737	$273	$308	$18,074	$558	$592
Income producing commercial real estate	13,680	186	169	13,959	379	376
Commercial & industrial	1,914	7	16	1,815	26	35
Commercial construction	3,369	41	42	2,886	75	75
Equipment financing	21	—	—	11	—	—
Total commercial	37,721	507	535	36,745	1,038	1,078
Residential mortgage	16,230	190	184	15,866	358	358
Home equity lines of credit	304	3	2	281	7	5
Residential construction	1,350	24	24	1,379	48	47
Consumer	181	3	3	193	7	7
Indirect auto	1,104	14	14	1,147	28	28
Total	$56,890	$741	$762	$55,611	$1,486	$1,523

Note 5 – Goodwill

Goodwill represents the premium paid for acquired companies above the net fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. At June 30, 2020 and December 31, 2019, the net carrying value of goodwill was $327 million. Goodwill is not amortized but is assessed for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment, referred to as a triggering event. Upon the occurrence of a triggering event, accounting guidance allows for an assessment of qualitative factors to determine whether it is more likely than not, or a greater than 50% likelihood, that the fair value of the entity is less than its carrying amount, including goodwill. When it is more likely than not that impairment has occurred, management is required to perform a quantitative analysis and, if necessary, adjust the carrying amount of goodwill by recording a goodwill impairment loss. During the latter part of the first quarter and the second quarter of 2020, as a result of market concerns about the potential impact of COVID-19, United’s stock price declined such that it traded below book value for much of that time period. As a result of this triggering event, management has qualitatively assessed and concluded that there is not a greater than 50% likelihood that United’s fair value is less than its carrying amount as of June 30, 2020, given the anticipated short duration of the change in macroeconomic conditions and excess of value as of the latest annual test performed as of September 30, 2019. Management will continue to monitor and assess the impact of the pandemic on the Company’s value.

Note 6 – Derivatives and Hedging Activities

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

purposes. Variation margin, as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero.

The table below presents the fair value of derivative financial instruments as of the dates indicated as well as their classification on the consolidated balance sheets (in thousands):

	June 30, 2020		December 31, 2019
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Fair value hedge of brokered time deposits	$—	$24	$—	$880
Cash flow hedge of subordinated debt	2,990	—	—	—
Total	$2,990	$24	$—	$880
Derivatives not designated as hedging instruments:
Customer derivative positions	$79,900	$3	$27,277	$446
Dealer offsets to customer derivative positions	3	20,266	394	6,425
Risk participations	7	21	—	12
Mortgage banking - loan commitment	11,517	—	1,970	—
Mortgage banking - forward sales commitment	17	1,847	98	86
Bifurcated embedded derivatives	—	1,606	5,268	—
Dealer offsets to bifurcated embedded derivatives	—	918	—	7,667
Total	$91,444	$24,661	$35,007	$14,636

Total derivatives	$94,434	$24,685	$35,007	$15,516

Total gross derivative instruments	$94,434	$24,685	$35,007	$15,516
Less: Amounts subject to master netting agreements	(313)	(313)	(401)	(401)
Less: Cash collateral received/pledged	(2,680)	(21,624)	—	(14,933)
Net amount	$91,441	$2,748	$34,606	$182

Hedging Derivatives

Cash Flow Hedges of Interest Rate Risk
United enters into cash flow hedges to mitigate exposure to the variability of future cash flows or other forecasted transactions. During the second quarter of 2020, United entered into three cash flow hedges using interest rate caps and swaps with an aggregate notional amount of $120 million to hedge the variability of cash flows due to changes in interest rates on certain of its variable-rate subordinated debt and trust preferred securities. United considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates. Therefore, changes in the fair value of these derivative instruments are recognized in other comprehensive income. Gains and losses related to changes in fair value are reclassified into earnings in the periods the hedged forecasted transactions occur. Losses representing amortization of the premium recorded on cash flow hedges, which is a component excluded from the assessment of effectiveness, are recognized in earnings on a straight-line basis in the same caption as the hedged item over the term of the hedge. Over the next twelve months United expects to reclassify $576,000 of losses from accumulated other comprehensive income into earnings related to these agreements.

At December 31, 2019 United had no active cash flow hedges. The loss remaining in other comprehensive income from prior hedges that had previously been de-designated was being amortized into earnings over the original term of the swaps as the forecasted transactions that the swaps were originally designated to hedge were still expected to occur. During the second quarter of 2019, United amortized the remaining balance of losses on terminated hedging positions from other comprehensive income, which was the only effect of cash flow hedges on the consolidated statements of income for the three and six months ended June 30, 2019. See Note 11 for further detail.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2020 and December 31, 2019, United had three and four, respectively, interest rate swaps with an aggregate notional amount of $27.9 million and $37.9 million, respectively, that were designated as fair value hedges of fixed-rate brokered time deposits. The swaps involved the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements.

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

The table below presents the effect of derivatives in hedging relationships on the consolidated statement of income for the periods indicated (in thousands).

	Interest expense
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total amounts presented in the consolidated statements of income	$14,301	$21,372	$32,242	$42,254

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	102	(102)	27	(203)
Recognized on derivatives	120	149	1,182	600
Recognized on hedged items	(9)	(151)	(991)	(613)
Net income (expense) recognized on fair value hedges	213	(104)	218	(216)

Gains (losses) on active cash flow hedging relationships (1):
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	(67)	—	(67)	—
Net income (expense) recognized on cash flow hedges	$(67)	$—	$(67)	$—
 (1) Excludes amortization of losses related to de-designated cash flow hedges. See Note 11 for further detail.
(2) Includes $92,000 of premium amortization expense excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2020.

The table below presents the carrying amount of hedged fixed-rate brokered time deposits and cumulative fair value hedging adjustments included in the carrying amount of the hedged liability for the periods presented (in thousands).

	June 30, 2020		December 31, 2019
Balance Sheet Location	Carrying amount of Assets (Liabilities)	Hedge Accounting Basis Adjustment	Carrying amount of Assets (Liabilities)	Hedge Accounting Basis Adjustment
Deposits	$(26,985)	$(346)	$(35,880)	$645

Derivatives Not Designated as Hedging Instruments
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
Notes to Consolidated Financial Statements (Unaudited)

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

	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Customer derivatives and dealer offsets	Other noninterest income	$1,168	$1,224	$2,592	$1,727
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	(28)	(74)	(223)	144
De-designated hedges	Other noninterest income	—	—	—	(193)
Mortgage banking derivatives	Mortgage loan revenue	929	(748)	100	(938)
Risk participations	Other noninterest income	14	(6)	(3)	(4)
		$2,083	$396	$2,466	$736

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 7 - Long-term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2020	December 31, 2019	Issue Date	Stated Maturity Date	Earliest Call Date	Interest Rate
2022 senior debentures	$50,000	$50,000	2015	2022	2020	5.000% through August 13, 2020, 3-month LIBOR plus 3.814% thereafter
2027 senior debentures	35,000	35,000	2015	2027	2025	5.500% through August 13, 2025, 3-month LIBOR plus 3.71% thereafter
2030 senior debentures	100,000	—	2020	2030	2025	5.00% through June 15, 2025, 3-month SOFR plus 4.87% thereafter
Total senior debentures	185,000	85,000

2028 subordinated debentures	100,000	100,000	2018	2028	2023	4.500% through January 30, 2023, 3-month LIBOR plus 2.12% thereafter
2025 subordinated debentures	11,250	11,250	2015	2025	2020	6.250%
Total subordinated debentures	111,250	111,250

Southern Bancorp Capital Trust I	4,382	4,382	2004	2034	2009	Prime + 1.00%
Tidelands Statutory Trust I	8,248	8,248	2006	2036	2011	3-month LIBOR plus 1.38%
Four Oaks Statutory Trust I	12,372	12,372	2006	2036	2011	3-month LIBOR plus 1.35%
Total trust preferred securities	25,002	25,002
Less discount	(9,621)	(8,588)
Total long-term debt	$311,631	$212,664

Interest is currently paid at least semiannually for all senior and subordinated debentures and trust preferred securities.

Senior Debentures
During the second quarter of 2020, United issued the 2030 senior debentures. The 2030 senior debentures are redeemable, in whole or in part, on any interest payment date on or after June 15, 2025 at a redemption price equal to 100% of the principal amount to be redeemed plus any accrued and unpaid interest, and will mature on June 15, 2030 if not redeemed prior to that date.

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

Subordinated Debentures
The subordinated debentures qualify as Tier 2 regulatory capital.

Trust Preferred Securities
Trust preferred securities qualify as Tier 1 capital under risk based capital guidelines subject to certain limitations, including an acquisition-triggered asset size limitation, which United is expected to exceed in the third quarter of 2020. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indentures.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 8 – Assets and Liabilities Measured at Fair Value
Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, United uses a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). United has processes in place to review the significant valuation inputs and to reassess how the instruments are classified in the valuation framework.
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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

United incorporates credit valuation adjustments (“CVAs”) as necessary to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, United has considered the effect of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees.

Management has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy. However, the CVAs associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. Generally, management’s assessment of the significance of the CVAs has indicated that they are not a significant input to the overall valuation of the derivatives. In cases where management’s assessment indicates that the CVA is a significant input, the related derivative is disclosed as a Level 3 value. During the second quarter of 2020, certain derivative assets were transferred from Level 2 to Level 3 of the fair value hierarchy due to a change in the assessment of significance of the CVA.

Other derivatives classified as Level 3 include structured derivatives for which broker quotes, used as a key valuation input, were not observable. Risk participation agreements are classified as Level 3 instruments due to the incorporation of significant Level 3 inputs used to evaluate the probability of funding and the likelihood of customer default. Interest rate lock commitments, which relate to mortgage loan commitments, are categorized as Level 3 instruments as the fair value of these instruments is based on unobservable inputs for commitments that United does not expect to fund.

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

June 30, 2020	Level 1	Level 2	Level 3	Total
Assets:
Debt securities available-for-sale:
U.S. Treasuries	$128,866	$—	$—	$128,866
U.S. Government agencies	—	2,937	—	2,937
State and political subdivisions	—	230,709	—	230,709
Residential mortgage-backed securities	—	1,212,021	—	1,212,021
Commercial mortgage-backed securities	—	261,678	—	261,678
Corporate bonds	—	172,476	1,000	173,476
Asset-backed securities	—	115,522	—	115,522
Equity securities with readily available fair values	631	725	—	1,356
Mortgage loans held for sale	—	99,477	—	99,477
Deferred compensation plan assets	8,070	—	—	8,070
Servicing rights for SBA/USDA loans	—	—	6,034	6,034
Residential mortgage servicing rights	—	—	12,492	12,492
Derivative financial instruments	—	82,327	12,107	94,434
Total assets	$137,567	$2,177,872	$31,633	$2,347,072

Liabilities:
Deferred compensation plan liability	$8,082	$—	$—	$8,082
Derivative financial instruments	—	22,116	2,569	24,685
Total liabilities	$8,082	$22,116	$2,569	$32,767

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Debt securities available-for-sale
U.S. Treasuries	$154,618	$—	$—	$154,618
U.S. Agencies	—	3,035	—	3,035
State and political subdivisions	—	226,490	—	226,490
Residential mortgage-backed securities	—	1,299,025	—	1,299,025
Commercial mortgage-backed securities	—	284,953	—	284,953
Corporate bonds	—	202,093	998	203,091
Asset-backed securities	—	103,369	—	103,369
Equity securities with readily available fair values	1,973	—	—	1,973
Mortgage loans held for sale	—	58,484	—	58,484
Deferred compensation plan assets	8,133	—	—	8,133
Servicing rights for SBA/USDA loans	—	—	6,794	6,794
Residential mortgage servicing rights	—	—	13,565	13,565
Derivative financial instruments	—	27,769	7,238	35,007
Total assets	$164,724	$2,205,218	$28,595	$2,398,537

Liabilities:
Deferred compensation plan liability	$8,132	$—	$—	$8,132
Derivative financial instruments	—	6,957	8,559	15,516
Total liabilities	$8,132	$6,957	$8,559	$23,648

The following table shows a reconciliation of the beginning and ending balances for the periods indicated for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	2020					2019
	Derivative Assets	Derivative Liabilities	Servicing rights for SBA/USDA loans	Residential mortgage servicing rights	Debt Securities Available-for-Sale	Derivative Assets	Derivative Liabilities	Servicing rights for SBA/USDA loans	Residential mortgage servicing rights	Debt Securities Available-for-Sale
Three Months Ended June 30,
Balance at beginning of period	$7,361	$2,717	$6,290	$11,059	$—	$9,561	$11,444	$7,401	$11,447	$995
Additions	7	—	303	3,217	1,000	—	—	405	1,228	—
Transfers into Level 3	583	—	—	—	—	—	—	—	—	—
Sales and settlements	—	—	(34)	(682)	—	—	—	(188)	(153)	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	—
Amounts included in earnings - fair value adjustments	4,156	(148)	(525)	(1,102)	—	(1,817)	(2,432)	(238)	(1,843)	—
Balance at end of period	$12,107	$2,569	$6,034	$12,492	$1,000	$7,744	$9,012	$7,380	$10,679	$995

Six Months Ended June 30,
Balance at beginning of period	$7,238	$8,559	$6,794	$13,565	$998	$11,841	$15,732	$7,510	$11,877	$995
Additions	7	—	398	5,332	1,000	—	—	780	2,091	—
Transfers into Level 3	583	—	—	—	—	—	—	—	—	—
Sales and settlements	—	—	(341)	(1,175)	(1,000)	(1,135)	(2,330)	(551)	(303)	—
Other comprehensive income	—	—	—	—	2	—	—	—	—	—
Amounts included in earnings - fair value adjustments	4,279	(5,990)	(817)	(5,230)	—	(2,962)	(4,390)	(359)	(2,986)	—
Balance at end of period	$12,107	$2,569	$6,034	$12,492	$1,000	$7,744	$9,012	$7,380	$10,679	$995

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis as of the dates indicated (in thousands).

			Weighted Average
Level 3 Assets and Liabilities	Valuation Technique		June 30, 2020	December 31, 2019
		Unobservable Inputs
Servicing rights for SBA/USDA loans	Discounted cash flow	Discount rate	12.0%	12.3%
		Prepayment rate	18.2%	16.5%
Residential mortgage servicing rights	Discounted cash flow	Discount rate	10.0%	10.0%
		Prepayment rate	19.8%	14.1%
Corporate bonds	Indicative bid provided by a broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and recently executed financing transactions related to the company	N/A	N/A
Derivative assets - customer derivative positions	Internal model	Probability of default rate	36.7%	N/A
		Loss given default rate	100%	N/A
Derivative assets - mortgage	Internal model	Pull through rate	81.2%	83.6%
Derivative assets and liabilities- other	Dealer priced	Dealer priced	N/A	N/A
Derivative assets and liabilities - risk participations	Internal model	Probable exposure rate	1.04%	0.36%
		Probability of default rate	1.86%	1.80%

Fair Value Option
United records mortgage loans held for sale at fair value under the fair value option. Interest income on these loans is calculated based on the note rate of the loan and is recorded in interest revenue. The following tables present the fair value and outstanding principal balance of these loans, as well as the gain or loss recognized resulting from the change in fair value for the periods indicated (in thousands).

	Mortgage Loans Held for Sale
	June 30, 2020	December 31, 2019
Outstanding principal balance	$94,335	$56,613
Fair value	99,477	58,484

	Amount of Gain (Loss) Recognized on Mortgage Loans Held for Sale
Location	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Mortgage loan gains and other related fees	$1,546	$569	$3,271	$875

Changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of all assets that were still held as of June 30, 2020 and December 31, 2019, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented (in thousands).

	Level 1	Level 2	Level 3	Total
June 30, 2020
Loans	$—	$—	$12,654	$12,654

December 31, 2019
Loans	$—	$—	$20,977	$20,977

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Loans that are reported above as being measured at fair value on a nonrecurring basis are generally impaired loans that have either been partially charged off or have specific reserves assigned to them. Nonaccrual loans that are collateral dependent are generally written down to 80% of appraised value which considers the estimated costs to sell. Specific reserves that are established based on appraised value of collateral are considered nonrecurring fair value adjustments as well. When the fair value of the collateral is based on an observable market price or a current appraised value, United records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, United records the impaired loan as nonrecurring Level 3.

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

		Fair Value Level
	Carrying Amount	Level 1	Level 2	Level 3	Total
June 30, 2020
Assets:
Securities held-to-maturity	$306,638	$—	$320,253	$—	$320,253
Loans and leases, net	10,028,841	—	—	9,944,499	9,944,499

Liabilities:
Deposits	12,702,085	—	12,704,397	—	12,704,397
Long-term debt	311,631	—	—	295,910	295,910

December 31, 2019
Assets:
Securities held-to-maturity	$283,533	$—	$287,904	$—	$287,904
Loans and leases, net	8,750,464	—	—	8,714,592	8,714,592

Liabilities:
Deposits	10,897,244	—	10,897,465	—	10,897,465
Long-term debt	212,664	—	—	217,665	217,665

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 9 – Common and Preferred Stock
In November of 2019, United’s Board of Directors authorized an expansion of the existing common stock repurchase plan to authorize the repurchase of its common stock up to $50 million. The program is scheduled to expire on the earlier of United’s repurchase of its common stock having an aggregate purchase price of $50 million or December 31, 2020. Under the program, shares may be repurchased in the open market or in privately negotiated transactions, from time to time, subject to market conditions. During the six months ended June 30, 2020 and 2019, 826,482 and 305,052 shares, respectively, were repurchased under the program. No shares were purchased during the three months ended June 30, 2020 and 2019. As of June 30, 2020, United had remaining authorization to repurchase up to $29.2 million of outstanding common stock under the program.
During the second quarter of 2020, United issued $100 million, or 4,000 shares, of Series I perpetual non-cumulative preferred stock (“Preferred Stock”) with a dividend rate of 6.875% per annum for net proceeds of $96.7 million and corresponding depositary shares each representing a 1/1,000th interest in one share of Preferred Stock. If declared, dividends will be payable quarterly in arrears beginning on September 15, 2020. The Preferred Stock has no stated maturity and redemption is solely at the option of United in whole, but not in part, upon the occurrence of a regulatory capital treatment event, as defined. In addition, the Preferred Stock may be redeemed on or after September 15, 2025 at a cash redemption price equal to $25,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends. As of June 30, 2020, the Preferred Stock had a carrying amount of $96.7 million.

Note 10 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of various share-based compensation. Options granted under the plan have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan document). As of June 30, 2020, 1.28 million additional awards could be granted under the plan.

The following table shows stock option activity for the first six months of June 30, 2020.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2019	1,500	$27.95
Expired	(1,500)	27.95
Outstanding at June 30, 2020	—	—	0.00	$—

Exercisable at June 30, 2020	—	—	0.00	—

The fair value of each option is estimated on the date of grant using the Black-Scholes model. No stock options were granted during the six months ended June 30, 2020 and 2019. United recognized no compensation expense related to stock options during the six months ended June 30, 2020 and 2019.

The table below presents restricted stock unit activity for the first six months of June 30, 2020.

Restricted Stock Unit Awards	Shares	Weighted- Average Grant- Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2019	808,424	$27.94
Granted	62,055	23.20
Vested	(113,748)	27.83		$2,798
Cancelled	(18,754)	26.45
Outstanding at June 30, 2020	737,977	27.47	3.6	14,848

Compensation expense for restricted stock units and performance stock units without market conditions is based on the market value of United’s common stock on the date of grant. Compensation expense for performance stock units with market conditions is based on the grant date per share fair market value which was estimated using the Monte Carlo Simulation valuation model. United recognizes

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

the impact of forfeitures as they occur. The value of restricted stock unit and performance stock unit awards is amortized into expense over the service period. For the six months ended June 30, 2020 and 2019, expense of $4.04 million and $5.83 million, respectively, was recognized related to restricted stock unit and performance stock unit awards granted to United employees. Of the expense related to restricted stock unit awards during the six months ended June 30, 2019, $1.38 million related to the modification of existing awards resulting from an acceleration of vesting of awards due to retirement and $740,000 related to awards granted in conjunction with an acquisition, both of which were recognized in merger-related and other charges in the consolidated statement of income. The remaining expense of $3.71 million for the six months ended June 30, 2019 was recognized in salaries and employee benefits expense, as was the entire amount for the six months ended June 30, 2020. In addition, for the six months ended June 30, 2020 and 2019, $217,000 and $169,000, respectively, was recognized in other operating expense for restricted stock unit awards granted to members of United’s Board of Directors.

A deferred income tax benefit related to stock-based compensation expense of $1.09 million and $1.53 million was included in the determination of income tax expense for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was $11.4 million of unrecognized expense related to non-vested restricted stock unit and performance stock unit awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.2 years. As of June 30, 2020, there was no unrecognized expense related to non-vested stock options granted under the plan.

Note 11 – Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the details regarding amounts reclassified out of accumulated other comprehensive income for the periods indicated (in thousands).

Details about Accumulated Other Comprehensive Income Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2020	2019	2020	2019
Realized (gains) losses on available-for-sale securities:
	$—	$149	$—	$(118)	Securities (gains) losses, net
	—	(38)	—	30	Income tax (expense) benefit
	$—	$111	$—	$(88)	Net of tax

Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity:
	$(96)	$(93)	$(179)	$(177)	Investment securities interest revenue
	23	22	43	42	Income tax benefit
	$(73)	$(71)	$(136)	$(135)	Net of tax

Reclassifications related to derivative financial instruments accounted for as cash flow hedges:
Interest rate contracts	$(67)	$—	$(67)	$—	Long-term debt interest expense
Amortization of losses on de-designated positions	—	—	—	(102)	Deposit interest expense
Amortization of losses on de-designated positions	—	(235)	—	(235)	Other expense
	(67)	(235)	(67)	(337)	Total before tax
	17	60	17	86	Income tax benefit
	$(50)	$(175)	$(50)	$(251)	Net of tax

Reclassifications related to defined benefit pension plan activity:
Prior service cost	$(132)	$(159)	$(265)	$(318)	Salaries and employee benefits expense
Actuarial losses	(82)	(14)	(163)	(29)	Other expense
	(214)	(173)	(428)	(347)	Total before tax
	55	44	109	88	Income tax benefit
	$(159)	$(129)	$(319)	$(259)	Net of tax

Total reclassifications for the period	$(282)	$(264)	$(505)	$(733)	Net of tax

Amounts shown above in parentheses reduce earnings.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$25,096	$44,085	$56,980	$88,347
Dividends and undistributed earnings allocated to unvested shares	(183)	(316)	(426)	(631)
Net income available to common shareholders	$24,913	$43,769	$56,554	$87,716

Weighted average shares outstanding:
Basic	78,920	79,673	79,130	79,739
Effect of dilutive securities
Stock options	—	1	—	2
Restricted stock units	4	4	56	4
Diluted	78,924	79,678	79,186	79,745

Net income per common share:
Basic	$0.32	$0.55	$0.71	$1.10
Diluted	$0.32	$0.55	$0.71	$1.10

At June 30, 2020, United had potentially dilutive instruments outstanding in the form of 154,795 shares of common stock issuable upon vesting of restricted stock unit awards.

At June 30, 2019, United excluded 1,000 potentially dilutive shares of common stock issuable upon exercise of stock options with a weighted average exercise price of $30.45 from the computation of diluted earnings per share because of their antidilutive effect.

Note 13 – Regulatory Matters

As of June 30, 2020, United and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time. To be categorized as well-capitalized at June 30, 2020, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at such time, as set forth in the table below and have met certain other requirements. Management believes that United and the Bank exceeded all well-capitalized requirements at June 30, 2020, and there have been no conditions or events since year-end that would change the status of well-capitalized.

Pursuant to the CARES Act, United has adopted relief provided by federal banking regulatory agencies for the delay of the adverse capital impact of CECL at adoption and during the subsequent two-year period after adoption. This optional two-year delay is followed by an optional three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. Under the transition provision, the amount of aggregate capital benefit is phased out by 25% each year with the full impact of adoption completely recognized by the beginning of the sixth year.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Regulatory capital ratios at June 30, 2020 and December 31, 2019, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under prompt corrective action provisions in effect at such times are presented below for United and the Bank (dollars in thousands):

	Basel III Guidelines		United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum (1)	Well Capitalized	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Risk-based ratios:
Common equity tier 1 capital	4.5%	6.5%	12.85%	12.97%	13.70%	14.87%
Tier 1 capital	6.0	8.0	14.05	13.21	13.70	14.87
Total capital	8.0	10.0	16.07	15.01	14.63	15.54
Leverage ratio	4.0	5.0	10.31	10.34	10.05	11.63

Common equity tier 1 capital			$1,300,627	$1,275,148	$1,382,891	$1,458,720
Tier 1 capital			1,421,537	1,299,398	1,382,891	1,458,720
Total capital			1,625,967	1,476,302	1,475,970	1,524,267
Risk-weighted assets			10,118,998	9,834,051	10,091,674	9,810,477
Average total assets for the leverage ratio			13,784,914	12,568,563	13,755,117	12,545,254
(1) As of June 30, 2020 and December 31, 2019 the additional capital conservation buffer in effect was 2.50%

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

The following table summarizes the contractual amount of off-balance sheet instruments as of the dates indicated (in thousands).

	June 30, 2020	December 31, 2019
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,291,128	$2,126,275
Letters of credit	26,554	22,533

United holds minor investments in certain limited partnerships for Community Reinvestment Act purposes. As of June 30, 2020, United had committed to fund an additional $10.1 million related to future capital calls that are not reflected in the consolidated balance sheet.

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

Note 15 – Acquisitions

Acquisition of Three Shores Bancorporation, Inc.
Subsequent to quarter-end, on July 1, 2020, United completed its previously announced acquisition of Three Shores Bancorporation, Inc. (“Three Shores”), including its wholly-owned subsidiary, Seaside National Bank & Trust (“Seaside”), headquartered in Orlando, Florida. Seaside operated a 14 branch network located in key Florida metropolitan markets. As of June 30, 2020, Three Shores had total assets of $2.16 billion, loans of $1.47 billion and deposits of $1.79 billion. Seaside has merged into the Bank, but will operate under the brand name Seaside Bank and Trust.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Under the terms of the merger agreement, Three Shores shareholders received $188 million in total consideration, of which $164 million was United common stock and $24.1 million was cash. United issued 8.13 million shares to Three Shores shareholders in the acquisition. The acquisition will be accounted for as a business combination. Due to the timing of the acquisition, United is currently in the process of completing the purchase accounting and has not made all of the remaining required disclosures, such as the fair value of assets acquired and supplemental pro forma information, which will be disclosed in subsequent filings.

Acquisition of First Madison Bank and Trust
On May 1, 2019, United completed the acquisition of First Madison Bank & Trust (“FMBT”). Information related to the fair value of assets acquired and liabilities assumed is included in United’s 2019 10-K. The following table discloses the impact of the acquisition of FMBT since the acquisition date through June 30, 2019, and certain pro forma information as if FMBT had been acquired on January 1, 2018. These results combine the historical results of FMBT with United’s consolidated statement of income and, while adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisitions taken place in earlier years.

Merger-related costs from the FMBT acquisition of $924,000 and $1.02 million, respectively, have been excluded from the three and six months 2019 pro forma information presented below. The actual results and pro forma information were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	Revenue	Net Income	Revenue	Net Income
2019
Actual FMBT results included in statement of income since acquisition date	$2,327	$1,187	$2,327	$1,187
Supplemental consolidated pro forma as if FMBT had been acquired January 1, 2018	139,489	43,913	275,991	89,504

Note 16 - Subsequent Events

On August 5, 2020, United’s Board of Directors approved a regular quarterly cash dividend of $0.18 per common share and a preferred stock dividend of $453.559 per preferred share (equivalent to $0.453559 per depositary share, or 1/1000 interest per share). The common stock dividend is payable October 5, 2020, to shareholders of record on September 15, 2020. The preferred stock dividend is payable September 15, 2020 to shareholders of record on August 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at June 30, 2020 and December 31, 2019 and our results of operations for the three and six months ended June 30, 2020 and June 30, 2019. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. Unless the context otherwise requires, the terms “we,” “our,” “us” or “United” refer to United Community Banks, Inc. and its direct and indirect subsidiaries, including United Community Bank, which we sometimes refer to as “the Bank,” “our bank subsidiary” or “our bank.” References to the “Holding Company” refer to United Community Banks, Inc. on an unconsolidated basis. The following discussion and analysis should be read along with our consolidated financial statements and related notes included in Part I - Item 1 of this Quarterly Report on Form 10-Q, “Cautionary Note Regarding Forward-Looking Statements” and the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 10-K”), as supplemented by those incorporated by reference in Part II, Item 1A of this Quarterly Report on Form 10-Q, and the other reports we have filed with the SEC after we filed the 2019 10-K.

Overview

We offer a wide array of commercial and consumer banking services and investment advisory services through a 149-branch network throughout Georgia, South Carolina, North Carolina and Tennessee. We have grown organically as well as through strategic acquisitions. On May 1, 2019, we acquired First Madison Bank & Trust (“FMBT”), which operated four branches in the Athens-Clarke County, Georgia MSA. We acquired $245 million of assets and assumed $213 million of liabilities in the acquisition. Also, subsequent to quarter-end, on July 1, 2020, we completed the previously announced acquisition of Three Shores Bancorporation, Inc. (“Three Shores”) including its wholly-owned subsidiary, Seaside National Bank & Trust (“Seaside”) headquartered in Orlando, Florida. Seaside is a premier commercial lender with a strong wealth management platform and operates a 14 branch network located in key Florida metropolitan markets. As of June 30, 2020, Three Shores had total assets of $2.16 billion, loans of $1.47 billion and deposits of $1.79 billion. Three Shores and Seaside will be included in our financial results beginning July 1, 2020.

Recent Developments
During the first six months of 2020, global financial markets experienced significant volatility resulting from the spread of a novel coronavirus known as COVID-19. In March of 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has materially restricted the level of economic activity in our markets. In response to the pandemic, the governments of the states in which we have branches and of most other states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These measures have dramatically increased unemployment in the United States and have negatively impacted many businesses, and thereby threatened the repayment ability of some of our borrowers.

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

The Federal Reserve also took additional steps to bolster the economy by, among other things, reducing the federal funds rate and the discount-window borrowing rate to near zero.

In response to the pandemic, we have implemented protocols and processes to help protect our employees, customers and communities. These measures have included:

•Operating our branches under a drive-through model with appointment-only lobby service, leveraging our business continuity plans and capabilities that include critical operations teams being divided and dispersed to separate locations and, when possible, having employees work from home.
•Offering assistance to our customers affected by the COVID-19 pandemic, which includes payment deferrals, waiving certain fees, suspending property foreclosures, and participating in the CARES Act and lending programs for businesses, including the SBA PPP.
•Temporarily suspending common stock repurchases to maximize capital and liquidity resources.

•Issuing $100 million of non-cumulative perpetual preferred stock and $100 million of senior debentures to ensure our capital ratios and liquidity remain strong throughout the rapidly changing economic conditions.
In connection with reviewing our financial condition in light of the pandemic, we evaluated certain assets, including goodwill and other intangibles, for potential impairment. Based upon our review as of June 30, 2020, no impairments have occurred. We have also elected to delay for two years the phase-in of the capital impact from our adoption of the new accounting standard on credit losses. For more information, see Capital Resources and Dividends.
We have implemented various consumer and commercial loan modification programs to provide our borrowers relief from the economic impacts of COVID-19. Based on guidance in the CARES Act, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from TDR classification under accounting principles generally accepted in the United States of America (“GAAP”). In addition, the bank regulatory agencies issued interagency guidance stating that COVID-19 related short-term modifications (i.e., payment deferrals of six months or less) granted to loans that were current as of the loan modification program implementation date are not new TDRs. For more information, see Note 4 - Loans and Leases and Allowance for Credit Losses to the consolidated financial statements.
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
LIBOR and Other Benchmark Rates
As previously disclosed, to facilitate an orderly transition from Interbank Offered Rates (“IBORs”) and other benchmark rates to alternative reference rates (“ARRs”), we have established an enterprise-wide program to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks, including the London InterBank Offered Rate (“LIBOR”). As part of this program, we continue to identify, assess and monitor risks associated with the expected discontinuation or unavailability of LIBOR and other benchmarks, and evaluate and address documentation and contractual mechanics of outstanding IBOR-based products and contracts that mature after 2021 and new and potential future ARR-based products and contracts to achieve operational readiness. This program includes active involvement of senior management and regular reports to the Enterprise Risk Committee. The program is structured to address the industry and regulatory engagement, client and financial contract changes, internal and external communications, technology and operations modifications, introduction of new products, migration of existing clients, and program strategy and governance. As the markets for ARRs continue to grow, we continue to monitor the development and usage of ARRs, including the Secured Overnight Financing Rate (“SOFR”). Additionally, any prolonged economic and market disruptions resulting from COVID-19 may have an adverse impact on the market and industry transition to ARRs, including the readiness of other market participants and third-party vendors, and our engagement with impacted clients and their operational readiness to transition to ARRs. For more information on the expected replacement of LIBOR and other benchmark rates, see Item 1A. Risk Factors – Market Risks of the 2019 10-K.
Financial Highlights
At June 30, 2020, we had total consolidated assets of $15.0 billion, total loans of $10.1 billion, total deposits of $12.7 billion, and shareholders’ equity of $1.77 billion. We reported net income of $25.1 million, or $0.32 per diluted share, for the second quarter of 2020, compared to net income of $44.1 million, or $0.55 per diluted share, for the second quarter of 2019. For the six months ended June 30, 2020, we reported net income of $57.0 million, or $0.71 per diluted share, compared to $88.3 million, or $1.10 per diluted share, for the first six months of 2019.

Net interest revenue decreased to $109 million for the second quarter of 2020, compared to $118 million for the second quarter of 2019. The net interest margin decreased to 3.42% for the three months ended June 30, 2020 from 4.12% for the same period in 2019. For the six months ended June 30, 2020, net interest revenue was $228 million and the net interest margin was 3.73% compared to net interest revenue of $233 million and net interest margin of 4.11% for the same period in 2019. The decreases in net interest revenue and net interest margin were primarily due to the effect of falling interest rates on our asset sensitive balance sheet, which more than offset the positive impact of continued growth of our loan portfolio and the reduction of borrowed funds since June 30, 2019.

The provision for credit losses was $33.5 million for the second quarter of 2020, compared to $3.25 million for the second quarter of 2019. For the six months ended June 30, 2020, the provision for credit losses was $55.7 million, compared to $6.55 million for the same period in 2019. The increase in provision expense for the second quarter and first six months of 2020 reflected higher expected losses resulting primarily from the adoption of CECL and the macroeconomic effects of the COVID-19 pandemic on our CECL calculation. As a result, as of June 30, 2020, our allowance for credit losses (“ACL”) on loans was $104 million, or 1.02% of loans, compared to $62.1 million, or 0.70% of loans, at December 31, 2019. Net charge-offs for the second quarter of 2020 were $6.15 million compared to $2.44 million for the same period in 2019. The increase in charge-offs for the quarter was mostly attributable to a few large credits that have been deteriorating over the past several quarters. At June 30, 2020 and December 31, 2019, nonperforming assets of $48.5 million and $35.8 million, respectively, were 0.32% and 0.28% of total assets, respectively.

Noninterest income of $40.2 million for the second quarter of 2020 was up $15.7 million, or 64%, from the second quarter of 2019. The increase was primarily attributable to an increase in mortgage origination activity which resulted in a $18.3 million increase in mortgage fees. We closed $562 million in mortgage loans in the second quarter of 2020 compared with $260 million a year ago. These increases were partially offset by decreases in service charges and fees driven mostly by a reduction in overdraft transaction volume. For the first six months of 2020, total noninterest income was up $20.6 million compared to the same period of 2019 mostly driven by the same factors affecting the quarter.

For the second quarter and first six months of 2020, noninterest expenses of $84.0 million and $166 million, respectively, increased $2.17 million and $7.62 million, respectively, from the same periods of 2019. The increases were primarily attributable to increases in salaries and employee benefits, professional fees, and advertising and public relations partially offset by decreases in merger-related and other charges. Increases in salaries and employee benefits were driven by several factors including higher mortgage commissions and incentives as a result of increased mortgage production, annual merit-based salary increases awarded during the second quarter of 2020, increased overtime wages in connection with the processing of PPP loans during the second quarter of 2020, and investments in new staff for key areas of the bank. The increase in professional fees was primarily a result of increased legal and consulting fees related to various projects in process. The increase in advertising and public relations expense was primarily attributable to a $1.00 million contribution to our private foundation, United Community Bank Foundation, made during the second quarter of 2020. The decrease in merger-related and other charges was a result of elevated merger-related costs during the second quarter and first six months of 2019 due to the completion of the acquisition of FMBT on May 1, 2019.

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

Non-GAAP Reconciliation and Explanation

This Form 10-Q contains financial information determined by methods other than in accordance with GAAP. Such non-GAAP financial information includes the following measures: “tangible book value per common share,” and “tangible common equity to tangible assets.” In addition, management presents non-GAAP operating performance measures, which exclude merger-related and other items that are not part of our ongoing business operations. Operating performance measures include “expenses – operating,” “net income – operating,” “diluted income per common share – operating,” “return on common equity – operating,” “return on tangible common equity – operating,” “return on assets – operating,” “dividend payout ratio – operating” and “efficiency ratio – operating.” Management has developed internal policies and procedures to accurately capture and account for merger-related and other charges and those charges are reviewed with the audit committee of our Board of Directors each quarter. Management uses these non-GAAP measures because it believes they provide useful supplemental information for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP measures may also provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as a comparison to financial results for prior periods. Nevertheless, non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. These non-GAAP measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP. In addition, because non-GAAP measures are not standardized, it may not be possible to compare our non-GAAP measures to similarly titled measures used by other companies. To the extent applicable, reconciliations of these non-GAAP measures to the most directly comparable measures as reported in accordance with GAAP are included in Table 1 of Management’s Discussion and Analysis.

Results of Operations

We reported net income and diluted earnings per common share of $25.1 million and $0.32, respectively, for the second quarter of 2020. This compared to net income and diluted earnings per common share of $44.1 million and $0.55, respectively, for the same period in 2019. For the six months ended June 30, 2020, we reported net income and diluted earnings per share of $57.0 million and $0.71, respectively, compared to net income and diluted earnings per share of $88.3 million and $1.10, respectively, for the same period in 2019.

We reported net income - operating (non-GAAP) of $25.4 million and $57.9 million for the second quarter and first six months of 2020, compared to $47.2 million and $92.1 million for the same periods in 2019. For the second quarter and first six months of 2020, net income - operating (non-GAAP) excludes merger-related and branch closure charges, which net of tax, totaled $310,000 and $936,000, respectively. For the second quarter and first six months of 2019, net income - operating (non-GAAP) excludes merger-related and branch closure charges and executive retirement charges, which net of tax, totaled $3.15 million and $3.71 million, respectively.

UNITED COMMUNITY BANKS, INC.
Table 1 - Financial Highlights
Selected Financial Information
	2020		2019			2nd Quarter 2020 - 2019 Change	For the Six Months Ended June 30,		YTD 2020 - 2019 Change
(in thousands, except per share data)	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter		2020	2019
INCOME SUMMARY
Interest revenue	$123,605	$136,547	$136,419	$140,615	$139,156		$260,152	$275,672
Interest expense	14,301	17,941	19,781	21,277	21,372		32,242	42,254
Net interest revenue	109,304	118,606	116,638	119,338	117,784	(7)%	227,910	233,418	(2)%
Provision for credit losses	33,543	22,191	3,500	3,100	3,250		55,734	6,550	751
Noninterest income	40,238	25,814	30,183	29,031	24,531	64	66,052	45,499	45
Total revenue	115,999	122,229	143,321	145,269	139,065	(17)	238,228	272,367	(13)
Expenses	83,980	81,538	81,424	82,924	81,813	3	165,518	157,897	5
Income before income tax expense	32,019	40,691	61,897	62,345	57,252	(44)	72,710	114,470	(36)
Income tax expense	6,923	8,807	12,885	13,983	13,167	(47)	15,730	26,123	(40)
Net income	25,096	31,884	49,012	48,362	44,085	(43)	56,980	88,347	(36)
Merger-related and other charges	397	808	(74)	2,605	4,087		1,205	4,826
Income tax benefit of merger-related and other charges	(87)	(182)	17	(600)	(940)		(269)	(1,112)
Net income - operating (1)	$25,406	$32,510	$48,955	$50,367	$47,232	(46)	$57,916	$92,061	(37)

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$0.32	$0.40	$0.61	$0.60	$0.55	(42)	$0.71	$1.10	(35)
Diluted net income - operating (1)	0.32	0.41	0.61	0.63	0.59	(46)	0.73	1.15	(37)
Cash dividends declared	0.18	0.18	0.18	0.17	0.17	6	0.36	0.33	9
Book value	21.22	20.80	20.53	20.16	19.65	8	21.22	19.65	8
Tangible book value (3)	16.95	16.52	16.28	15.90	15.38	10	16.95	15.38	10
Key performance ratios:
Return on common equity - GAAP (2)(4)	6.17%	7.85%	12.07%	12.16%	11.45%		7.01%	11.65%
Return on common equity - operating (1)(2)(4)	6.25	8.01	12.06	12.67	12.27		7.13	12.14
Return on tangible common equity - operating (1)(2)(3)(4)	8.09	10.57	15.49	16.38	15.88		9.20	15.67
Return on assets - GAAP (4)	0.71	0.99	1.50	1.51	1.40		0.85	1.42
Return on assets - operating (1)(4)	0.72	1.01	1.50	1.58	1.50		0.86	1.48
Dividend payout ratio - GAAP	56.25	45.00	29.51	28.33	30.91		50.70	30.00
Dividend payout ratio - operating (1)	56.25	43.90	29.51	26.98	28.81		49.32	28.70
Net interest margin (fully taxable equivalent) (4)	3.42	4.07	3.93	4.12	4.12		3.73	4.11
Efficiency ratio - GAAP	55.86	56.15	54.87	55.64	57.28		56.00	56.32
Efficiency ratio - operating (1)	55.59	55.59	54.92	53.90	54.42		55.59	54.60
Equity to total assets	11.81	12.54	12.66	12.53	12.25		11.81	12.25
Tangible common equity to tangible assets (3)	9.12	10.22	10.32	10.16	9.86		9.12	9.86

ASSET QUALITY
Nonperforming loans	$48,021	$36,208	$35,341	$30,832	$26,597	81	$48,021	$26,597	81
Foreclosed properties	477	475	476	102	75	536	477	75	536
Total nonperforming assets ("NPAs")	48,498	36,683	35,817	30,934	26,672	82	48,498	26,672	82
Allowance for credit losses - loans	103,669	81,905	62,089	62,514	62,204	67	103,669	62,204	67
Net charge-offs	6,149	8,114	3,925	2,723	2,438	152	14,263	5,568	156
Allowance for credit losses - loans to loans	1.02%	0.92%	0.70%	0.70%	0.70%		1.02%	0.70%
Net charge-offs to average loans (4)	0.25	0.37	0.18	0.12	0.11		0.31	0.13
NPAs to loans and foreclosed properties	0.48	0.41	0.41	0.35	0.30		0.48	0.30
NPAs to total assets	0.32	0.28	0.28	0.24	0.21		0.32	0.21

AVERAGE BALANCES ($ in millions)
Loans	$9,773	$8,829	$8,890	$8,836	$8,670	13	$9,301	$8,551	9
Investment securities	2,408	2,520	2,486	2,550	2,674	(10)	2,464	2,778	(11)
Earning assets	12,958	11,798	11,832	11,568	11,534	12	12,378	11,516	7
Total assets	14,173	12,944	12,946	12,681	12,608	12	13,558	12,559	8
Deposits	12,071	10,915	10,924	10,531	10,493	15	11,493	10,427	10
Shareholders’ equity	1,686	1,653	1,623	1,588	1,531	10	1,670	1,505	11
Common shares - basic (thousands)	78,920	79,340	79,659	79,663	79,673	(1)	79,130	79,739	(1)
Common shares - diluted (thousands)	78,924	79,446	79,669	79,667	79,678	(1)	79,186	79,745	(1)

AT PERIOD END ($ in millions)
Loans	$10,133	$8,935	$8,813	$8,903	$8,838	15	$10,133	$8,838	15
Investment securities	2,432	2,540	2,559	2,515	2,620	(7)	2,432	2,620	(7)
Total assets	15,005	13,086	12,916	12,809	12,779	17	15,005	12,779	17
Deposits	12,702	11,035	10,897	10,757	10,591	20	12,702	10,591	20
Shareholders’ equity	1,772	1,641	1,636	1,605	1,566	13	1,772	1,566	13
Common shares outstanding (thousands)	78,335	78,284	79,014	78,974	79,075	(1)	78,335	79,075	(1)
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

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Non-GAAP Performance Measures Reconciliation
Selected Financial Information
	2020		2019			For the Six Months Ended June 30,
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2020	2019
(in thousands, except per share data)

Expense reconciliation
Expenses (GAAP)	$83,980	$81,538	$81,424	$82,924	$81,813	$165,518	$157,897
Merger-related and other charges	(397)	(808)	74	(2,605)	(4,087)	(1,205)	(4,826)
Expenses - operating	$83,583	$80,730	$81,498	$80,319	$77,726	$164,313	$153,071

Net income reconciliation
Net income (GAAP)	$25,096	$31,884	$49,012	$48,362	$44,085	$56,980	$88,347
Merger-related and other charges	397	808	(74)	2,605	4,087	1,205	4,826
Income tax benefit of merger-related and other charges	(87)	(182)	17	(600)	(940)	(269)	(1,112)
Net income - operating	$25,406	$32,510	$48,955	$50,367	$47,232	$57,916	$92,061

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$0.32	$0.40	$0.61	$0.60	$0.55	$0.71	$1.10
Merger-related and other charges, net of tax	—	0.01	—	0.03	0.04	0.02	0.05
Diluted income per common share - operating	$0.32	$0.41	$0.61	$0.63	$0.59	$0.73	$1.15

Book value per common share reconciliation
Book value per common share (GAAP)	$21.22	$20.80	$20.53	$20.16	$19.65	$21.22	$19.65
Effect of goodwill and other intangibles	(4.27)	(4.28)	(4.25)	(4.26)	(4.27)	(4.27)	(4.27)
Tangible book value per common share	$16.95	$16.52	$16.28	$15.90	$15.38	$16.95	$15.38

Return on tangible common equity reconciliation
Return on common equity (GAAP)	6.17%	7.85%	12.07%	12.16%	11.45%	7.01%	11.65%
Merger-related and other charges, net of tax	0.08	0.16	(0.01)	0.51	0.82	0.12	0.49
Return on common equity - operating	6.25	8.01	12.06	12.67	12.27	7.13	12.14
Effect of goodwill and other intangibles	1.84	2.56	3.43	3.71	3.61	2.07	3.53
Return on tangible common equity - operating	8.09%	10.57%	15.49%	16.38%	15.88%	9.20%	15.67%

Return on assets reconciliation
Return on assets (GAAP)	0.71%	0.99%	1.50%	1.51%	1.40%	0.85%	1.42%
Merger-related and other charges, net of tax	0.01	0.02	—	0.07	0.10	0.01	0.06
Return on assets - operating	0.72%	1.01%	1.50%	1.58%	1.50%	0.86%	1.48%

Dividend payout ratio reconciliation
Dividend payout ratio (GAAP)	56.25%	45.00%	29.51%	28.33%	30.91%	50.70%	30.00%
Merger-related and other charges, net of tax	—	(1.10)	—	(1.35)	(2.10)	(1.38)	(1.30)
Dividend payout ratio - operating	56.25%	43.90%	29.51%	26.98%	28.81%	49.32%	28.70%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	55.86%	56.15%	54.87%	55.64%	57.28%	56.00%	56.32%
Merger-related and other charges	(0.27)	(0.56)	0.05	(1.74)	(2.86)	(0.41)	(1.72)
Efficiency ratio - operating	55.59%	55.59%	54.92%	53.90%	54.42%	55.59%	54.60%

Tangible common equity to tangible assets reconciliation
Equity to total assets (GAAP)	11.81%	12.54%	12.66%	12.53%	12.25%	11.81%	12.25%
Effect of goodwill and other intangibles	(2.05)	(2.32)	(2.34)	(2.37)	(2.39)	(2.05)	(2.39)
Effect of preferred equity	(0.64)	—	—	—	—	(0.64)	—
Tangible common equity to tangible assets	9.12%	10.22%	10.32%	10.16%	9.86%	9.12%	9.86%

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

Net interest revenue for the second quarters of 2020 and 2019 was $109 million and $118 million, respectively. As set forth in the following tables, fully taxable equivalent net interest revenue for the second quarter of 2020 was $110 million, representing a decrease of $8.33 million, or 7%, from the same period in 2019. The net interest spread and net interest margin for the second quarter of 2020 of 3.14% and 3.42%, respectively, decreased 58 basis points and 70 basis points, respectively, from the second quarter of 2019. For the first six months of 2020 and 2019, net interest revenue was $228 million and $233 million, respectively. Fully taxable equivalent net interest revenue for the first six months of 2020 was $230 million, a decrease of $5.23 million, or 2%, from the first six months of 2019.

The following tables also indicate the relationship between interest revenue and expense and the average amounts of assets and liabilities for the periods indicated. As shown in the tables, both average assets and average liabilities for the three and six months ended June 30, 2020 increased compared to the same periods of 2019. For the second quarter of 2020, the increase in average assets was primarily driven by the increase in average loans of $1.10 billion, or 13%, from the second quarter of 2019, which reflects the PPP loans originated during the second quarter of 2020 and organic growth, the combination of which more than offset the impact of the sale of the indirect auto portfolio on December 31, 2019. The increase in average loans was offset by an intentional decrease in average taxable securities. The increase in average assets for the three months ended June 30, 2020 from the same period of 2019 was funded primarily through an increase in average noninterest-bearing customer deposits.

The decrease in the net interest margin during the three and six months ended June 30, 2020, was primarily attributable to the impact of falling interest rates on our asset sensitive balance sheet as loan yields fell faster than we could lower deposit rates. In March of 2020, the Federal Reserve’s Federal Open Market Committee (“FOMC”) lowered interest rates twice for a total reduction of 150 basis points in response to the COVID-19 pandemic, which was the most aggressive action taken by the FOMC since the financial crisis in 2008. This followed three other federal funds rate reductions since second quarter 2019 of 25 basis points each on July 31, September 18 and October 30. Although the earning asset mix generally improved as growth in the loan portfolio replaced an intentionally shrinking investment portfolio, lower-yielding PPP loans and cash balances exerted downward pressure on the margin. The negative impact of falling interest rates and the introduction of lower-yielding PPP loans and higher cash balances was partially mitigated by a more favorable funding mix. In the second quarter and first six months of 2020, noninterest-bearing deposits funded 34% and 32%, respectively, of our interest-earning assets compared with 29% and 28%, respectively, for the same periods of 2019. Since the first quarter of 2019, we substantially reduced our use of wholesale funding sources, with nearly all of our balance sheet funded with customer deposits as of June 30, 2020.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended June 30,

	2020			2019
(dollars in thousands, fully taxable equivalent (FTE))	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$9,772,703	$107,398	4.42%	$8,669,847	$119,668	5.54%
Taxable securities (3)	2,229,371	14,045	2.52	2,506,942	17,954	2.86
Tax-exempt securities (FTE) (1)(3)	178,903	2,110	4.72	166,628	1,507	3.62
Federal funds sold and other interest-earning assets	776,776	857	0.44	190,678	679	1.42
Total interest-earning assets (FTE)	12,957,753	124,410	3.86	11,534,095	139,808	4.86

Noninterest-earning assets:
Allowance for credit losses	(89,992)			(62,716)
Cash and due from banks	138,842			125,021
Premises and equipment	217,096			224,018
Other assets (3)	949,201			787,859
Total assets	$14,172,900			$12,608,277

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand (5)	$2,444,895	1,628	0.27	$2,190,080	3,460	0.63
Money market(5)	2,541,805	3,421	0.54	2,186,282	4,842	0.89
Savings	788,247	39	0.02	687,753	42	0.02
Time	1,805,671	6,058	1.35	1,773,968	6,949	1.57
Brokered time deposits	130,556	125	0.39	298,553	1,822	2.45
Total interest-bearing deposits	7,711,174	11,271	0.59	7,136,636	17,115	0.96
Federal funds purchased and other borrowings	1	—	—	38,838	248	2.56
Federal Home Loan Bank advances	—	—	—	117,912	752	2.56
Long-term debt	228,096	3,030	5.34	252,351	3,257	5.18
Total borrowed funds	228,097	3,030	5.34	409,101	4,257	4.17
Total interest-bearing liabilities	7,939,271	14,301	0.72	7,545,737	21,372	1.14

Noninterest-bearing liabilities:
Noninterest-bearing deposits	4,360,095			3,355,930
Other liabilities	187,375			175,806
Total liabilities	12,486,741			11,077,473
Shareholders' equity	1,686,159			1,530,804
Total liabilities and shareholders' equity	$14,172,900			$12,608,277

Net interest revenue (FTE)		$110,109			$118,436
Net interest-rate spread (FTE)			3.14%			3.72%
Net interest margin (FTE) (4)			3.42%			4.12%

(1)Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 26%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)Included in the average balance of loans outstanding are loans on which the accrual of interest has been discontinued and loans that are held for sale.
(3)Securities available-for-sale are shown at amortized cost. Pretax unrealized gains of $66.3 million in 2020 and unrealized gains of $5.00 million in 2019 are included in other assets for purposes of this presentation.
(4)Net interest margin is taxable equivalent net interest revenue divided by average interest-earning assets.
(5)Reflects reclassification of certain sweep deposits from money market to NOW and interest bearing demand during the third quarter of 2019.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Six Months Ended June 30,

	2020			2019
(dollars in thousands, fully taxable equivalent (FTE))	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$9,300,792	$225,194	4.87%	$8,550,574	$235,015	5.54%
Taxable securities (3)	2,293,502	29,916	2.61	2,609,400	37,603	2.88
Tax-exempt securities (FTE) (1)(3)	170,578	4,155	4.87	168,156	3,077	3.66
Federal funds sold and other interest-earning assets	612,776	2,489	0.81	188,165	1,297	1.38
Total interest-earning assets (FTE)	12,377,648	261,754	4.25	11,516,295	276,992	4.84

Non-interest-earning assets:
Allowance for loan losses	(79,885)			(62,253)
Cash and due from banks	133,548			124,414
Premises and equipment	218,170			220,335
Other assets (3)	908,828			759,899
Total assets	$13,558,309			$12,558,690

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand (5)	$2,428,815	4,606	0.38	$2,238,083	7,069	0.64
Money market (5)	2,441,264	7,952	0.66	2,142,411	8,974	0.84
Savings	750,179	74	0.02	680,018	74	0.02
Time	1,823,612	13,308	1.47	1,701,181	12,285	1.46
Brokered time deposits	105,689	406	0.77	389,794	4,670	2.42
Total interest-bearing deposits	7,549,559	26,346	0.70	7,151,487	33,072	0.93
Federal funds purchased and other borrowings	199	1	1.01	30,241	409	2.73
Federal Home Loan Bank advances	83	1	2.42	170,636	2,174	2.57
Long-term debt	220,429	5,894	5.38	257,134	6,599	5.18
Total borrowed funds	220,711	5,896	5.37	458,011	9,182	4.04
Total interest-bearing liabilities	7,770,270	32,242	0.83	7,609,498	42,254	1.12

Noninterest-bearing liabilities:
Noninterest-bearing deposits	3,943,740			3,275,612
Other liabilities	174,781			169,048
Total liabilities	11,888,791			11,054,158
Shareholders' equity	1,669,518			1,504,532
Total liabilities and shareholders' equity	$13,558,309			$12,558,690

Net interest revenue (FTE)		$229,512			$234,738
Net interest-rate spread (FTE)			3.42%			3.72%
Net interest margin (FTE) (4)			3.73%			4.11%

(1)Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used was 26%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)Included in the average balance of loans outstanding are loans on which the accrual of interest has been discontinued and loans that are held for sale.
(3)Securities available-for-sale are shown at amortized cost. Pretax unrealized gains of $59.6 million in 2020 and unrealized losses of $10.4 million in 2019 are included in other assets for purposes of this presentation.
(4)Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.
(5)Reflects reclassification of certain sweep deposits from money market to NOW and interest bearing demand during the third quarter of 2019.

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

Table 4 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	Compared to 2019 Increase (Decrease) Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans (FTE)	$14,030	$(26,300)	$(12,270)	$19,578	$(29,399)	$(9,821)
Taxable securities	(1,873)	(2,036)	(3,909)	(4,310)	(3,377)	(7,687)
Tax-exempt securities (FTE)	118	485	603	45	1,033	1,078
Federal funds sold and other interest-earning assets	911	(733)	178	1,910	(718)	1,192
Total interest-earning assets (FTE)	13,186	(28,584)	(15,398)	17,223	(32,461)	(15,238)

Interest-bearing liabilities:
NOW and interest-bearing demand accounts (1)	364	(2,196)	(1,832)	560	(3,023)	(2,463)
Money market accounts (1)	697	(2,118)	(1,421)	1,145	(2,167)	(1,022)
Savings deposits	6	(9)	(3)	7	(7)	—
Time deposits	122	(1,013)	(891)	892	131	1,023
Brokered deposits	(679)	(1,018)	(1,697)	(2,207)	(2,057)	(4,264)
Total interest-bearing deposits	510	(6,354)	(5,844)	397	(7,123)	(6,726)
Federal funds purchased & other borrowings	(124)	(124)	(248)	(250)	(158)	(408)
Federal Home Loan Bank advances	(376)	(376)	(752)	(2,061)	(112)	(2,173)
Long-term debt	(320)	93	(227)	(972)	267	(705)
Total borrowed funds	(820)	(407)	(1,227)	(3,283)	(3)	(3,286)
Total interest-bearing liabilities	(310)	(6,761)	(7,071)	(2,886)	(7,126)	(10,012)

Increase in net interest revenue (FTE)	$13,496	$(21,823)	$(8,327)	$20,109	$(25,335)	$(5,226)

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

The provision for credit losses was $33.5 million and $55.7 million, respectively, for the three and six months ended June 30, 2020, compared to $3.25 million and $6.55 million, respectively, for the same periods in 2019. The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined under the applicable accounting standards in effect at each balance sheet date. The increase in provision expense for the three and six months ended June 30, 2020 compared to the same periods of 2019 was primarily a result of higher expected credit losses mostly resulting from the adoption of CECL and the macroeconomic effects of the COVID-19 pandemic on our CECL calculation. Loan growth also contributed to the higher provision for credit losses.

For the six months ended June 30, 2020, net loan charge-offs as an annualized percentage of average outstanding loans were 0.31% compared to 0.13% for the same period in 2019. The increase in charge-offs during the first six months of 2020 was mostly attributable to a few large credits that have been deteriorating over the past several quarters.

Additional discussion on credit quality and the ACL is included in the “Asset Quality and Risk Elements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.

Noninterest income

The following table presents the components of noninterest income for the periods indicated.

Table 5 - Noninterest Income
(in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Overdraft fees	$1,997	$3,473	$(1,476)	(42)%	$5,516	$6,928	$(1,412)	(20)%
ATM and debit card fees	3,199	3,330	(131)	(4)	6,268	6,208	60	1
Other service charges and fees	1,799	2,257	(458)	(20)	3,849	4,377	(528)	(12)
Total service charges and fees	6,995	9,060	(2,065)	(23)	15,633	17,513	(1,880)	(11)
Mortgage loan gains and related fees	23,659	5,344	18,315	343	31,969	9,092	22,877	252
Brokerage fees	1,324	1,588	(264)	(17)	2,964	2,925	39	1
Gains on sales of other loans	1,040	1,470	(430)	(29)	2,714	2,773	(59)	(2)
Securities gains (losses), net	—	149	(149)		—	(118)	118
Other noninterest income:
Bank owned life insurance ("BOLI")	2,032	957	1,075	112	2,877	1,830	1,047	57
Customer derivatives	1,181	1,218	(37)	(3)	2,588	1,723	865	50
Other	4,007	4,745	(738)	(16)	7,307	9,761	(2,454)	(25)
Total other noninterest income	7,220	6,920	300	4	12,772	13,314	(542)	(4)
Total noninterest income	$40,238	$24,531	$15,707	64	$66,052	$45,499	$20,553	45

During the second quarter and first six months of 2020 noninterest income increased $15.7 million and $20.6 million, respectively, compared to the same periods of 2019. The increase was primarily due to increases in mortgage loan gains and related fees and BOLI income, partially offset by a decrease in service charges and fees, gains on sales of other loans, and other noninterest income.

Service charges and fees decreased $2.07 million and $1.88 million for the three and six months ended June 30, 2020, respectively, in comparison to the same periods of 2019, which is mostly attributable to a decrease in overdraft fees. Lower customer transaction volume due to the economic shutdown during the second quarter and first half of 2020, combined with government stimulus payments during the second quarter of 2020, increased the balances of customer deposit accounts, which in turn reduced the number of overdraft transactions.

Mortgage loan and related fees for the second quarter and first six months of 2020 reflected an increase in fees on mortgage rate locks and mortgage closings compared to the same periods of last year. The increase was driven by both higher demand due to a historically low interest rate environment and the organic growth of our mortgage business in existing and new markets. The low rate environment was partially attributable to the 150 basis point decrease in the national federal funds rate during the first quarter of 2020 in response to the COVID-19 pandemic. For the first six months of 2020, the increase in rate locks and closings was partially offset by negative fair value adjustments on the mortgage servicing rights asset due to the decrease in mortgage interest rates that resulted in an acceleration of prepayments.

Mortgage rate locks during the second quarter of 2020 increased 106% to $802 million compared to $390 million in the second quarter of 2019. Mortgage production in the second quarter of 2020 also increased compared to the same period of 2019. We closed 2,095 mortgage loans totaling $562 million in the second quarter of 2020 compared with 1,082 mortgage loans totaling $260 million in the second quarter of 2019. We had $243 million in home purchase mortgage originations in the second quarter of 2020, which accounted for 43% of mortgage production volume, compared to $209 million, or 80% of production volume for the same period a year ago.

Mortgage rate locks during the first six months of 2020 increased 128% to $1.60 billion in 2020 compared to $702 million for the same period of 2019. During the first six months of 2020, we closed 3,565 mortgage loans totaling $950 million compared to 1,845 loans totaling $440 million for the same period of last year. We had $462 million in home purchase mortgage originations in the first six months of 2020, which accounted for 49% of mortgage production volume. During the first six months of 2019, we had $325 million in home purchase originations, or 74%, of production volume.

During the second quarter and first six months of 2020, we realized net gains on the sale of other loans of $1.04 million and $2.71 million, respectively, which included the sale of the guaranteed portion of SBA loans and the sale of certain equipment financing loans. During the second quarter and first six months of 2020, we sold $1.70 million and $23.9 million, respectively, of equipment financing loans, which resulted in gains of $20,000 and $1.28 million, respectively. Our SBA/USDA lending strategy includes selling a portion of the loan production each quarter. The amount of loans sold depends on several variables including the current lending environment and balance sheet management activities. During the first quarter of 2020, less-favorable pricing for these loans driven by COVID-19 related market disruption led to our decision to hold more of our production in portfolio, rather than sell to the secondary market until market conditions improved during the second quarter of 2020. In the second quarter and first six months of 2020, we sold the guaranteed portion of SBA loans in the amount of $14.0 million and $18.1 million, respectively, which resulted in gains of $1.02 million and $1.43 million, respectively. In the second quarter and first six months of 2019, we sold the guaranteed portion of SBA loans in the amount of $17.1 million and $34.2 million, respectively, which resulted in gains of $1.47 million and $2.77 million, respectively.

During the second quarter of 2020, we recognized a death benefit gain of $1.10 million, resulting in an increase in BOLI income for the second quarter and first six months of 2020 compared to the same periods of 2019. Income from customer derivatives during the first six months of 2020 increased $865,000 compared to the same period of 2019 due to increased demand for fixed rates during the current low rate environment. During the second quarter of 2020, the demand-driven increase in customer derivative income was offset by an increase to the credit valuation adjustment on customer derivative positions resulting in a nominal reduction in income compared to the same period of 2019. Other noninterest income for the second quarter and first six months of 2020 decreased from the same periods of 2019 primarily due to negative fair value adjustments on deferred compensation plan assets and other investments and a decrease in other fee income.

Noninterest Expenses

The following table presents the components of noninterest expenses for the periods indicated.

Table 6 - Noninterest Expenses
(in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Salaries and employee benefits	$51,811	$48,157	$3,654	8%	$103,169	$95,660	$7,509	8%
Communications and equipment	6,556	6,222	334	5	12,502	12,010	492	4
Occupancy	5,945	5,919	26	—	11,659	11,503	156	1
Advertising and public relations	2,260	1,596	664	42	3,534	2,882	652	23
Postage, printing and supplies	1,613	1,529	84	5	3,283	3,115	168	5
Professional fees	4,823	4,054	769	19	8,920	7,215	1,705	24
Lending and loan servicing expense	3,189	2,619	570	22	5,482	4,953	529	11
Outside services - electronic banking	1,796	1,558	238	15	3,628	3,167	461	15
FDIC assessments and other regulatory charges	1,558	1,547	11	1	3,042	3,257	(215)	(7)
Amortization of core deposit intangibles	987	1,149	(162)	(14)	2,027	2,249	(222)	(10)
Other	3,045	3,376	(331)	(10)	7,067	7,060	7	—
Total excluding merger-related and other charges	83,583	77,726	5,857	8	164,313	153,071	11,242	7
Merger-related and other charges	397	3,894	(3,497)		1,205	4,440	(3,235)
Amortization of noncompete agreements	—	193	(193)		—	386	(386)
Total noninterest expenses	$83,980	$81,813	$2,167	3	$165,518	$157,897	$7,621	5

Noninterest expenses for the second quarter and first six months of 2020 totaled $84.0 million and $166 million, respectively, up 3% and 5%, respectively, from the same periods of 2019. Increases in salaries and employee benefits, professional fees, advertising and public relations, and lending and loan servicing expense partially offset by a decrease in merger-related and other charges and amortization of noncompete agreements accounted for much of the change in noninterest expense for the periods presented.

Salaries and employee benefits for the second quarter and first six months of 2020 increased 8% from same periods of 2019. The increase was a result of several contributing factors including merit-based salary increases awarded during the second quarter of 2020, increased mortgage commissions and incentives resulting from increased production, and an increase in overtime pay related to the processing of PPP loans. These increases in expense were offset by a decrease in bonus expense driven by the expectation of a lower payout based on financial results and higher deferred loan origination costs related to recording PPP loans in the second quarter of 2020. Full time equivalent headcount totaled 2,297 at June 30, 2020, down from 2,316 at June 30, 2019.

The increase in professional fees for the second quarter and first six months of 2020 was mostly attributable to increases in legal and consulting fees related to various projects in process. Advertising and public relations expense for the three and six months ended June 30, 2020, increased relative to the same periods in 2019 resulting from a $1.00 million contribution to our newly formed private foundation, United Community Bank Foundation, during the second quarter of 2020. Lending and loan servicing expense increased mostly due to the increase in mortgage origination volume.

Merger-related and other charges for the second quarter of 2020 consisted primarily of merger-related expenses associated with the acquisition of Three Shores. The six months ended June 30, 2020 also included merger-related expenses associated with the acquisition of FMBT, severance, and branch closure costs. Merger-related and other charges for the three and six months of 2019 included FMBT merger-related expenses, branch closure costs, and executive retirement charges.

The reduction of amortization of noncompete agreements was a result of the expiration of certain of these agreements since the second quarter of 2019.

Balance Sheet Review

Total assets at June 30, 2020 and December 31, 2019 were $15.0 billion and $12.9 billion, respectively. The increase in assets was primarily attributable to PPP loan originations and other loan growth during the quarter. Much of the increase in customer deposits was directly attributable to the increase in PPP loans as many of the balances remained deposited in customer accounts through the end of the quarter. Average total assets for the second quarter of 2020 were $14.2 billion, up from $12.6 billion for the same period of 2019. Average total assets for the first six months of 2020 were $13.6 billion, up from $12.6 billion for the same period of 2019.

The following table presents a summary of the loan portfolio, of which approximately 68% was secured by real estate at June 30, 2020.

Table 7 - Loans Outstanding
(in thousands)

	June 30, 2020	December 31, 2019
By Loan Type
Owner occupied commercial real estate	$1,759,617	$1,720,227
Income producing commercial real estate	2,177,857	2,007,950
Commercial & industrial (1)	2,314,169	1,220,657
Commercial construction	945,748	976,215
Equipment financing	778,749	744,544
Total commercial	7,976,140	6,669,593
Residential mortgage	1,151,661	1,117,616
Home equity lines of credit	653,798	660,675
Residential construction	230,231	236,437
Consumer	120,680	128,232
Total loans	$10,132,510	$8,812,553

As a percentage of total loans:
Owner occupied commercial real estate	17%	20%
Income producing commercial real estate	22	23
Commercial & industrial (1)	23	14
Commercial construction	9	11
Equipment financing	8	8
Total commercial	79	76
Residential mortgage	11	13
Home equity lines of credit	7	7
Residential construction	2	3
Consumer	1	1
Total	100%	100%
(1) Commercial and industrial loans as of June 30, 2020 included $1.10 billion of PPP loans.

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

We classify loans as “substandard” when there is a well-defined weakness or weaknesses that jeopardizes the repayment by the borrower and there is a distinct possibility that we could sustain some loss if the deficiency is not corrected. Performing substandard loans, which are substandard loans that are still accruing interest, totaled $112 million and $125 million at June 30, 2020 and December 31, 2019, respectively.

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

The ACL at June 30, 2020 reflects management’s assessment of the life of loan expected credit losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if management’s assessment of loan quality or collateral values changes substantially with respect to one or more loan relationships or portfolios. The allocation of the ACL is based on reasonable and supportable forecasts, historical data, subjective judgment and estimates and therefore, is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for credit losses in future periods if, in their opinion, the results of their review warrant such additions. See the “Critical Accounting Policies” section for additional information on the allowance for credit losses.

The total ACL, which includes a portion related to unfunded commitments, totaled $116 million at June 30, 2020, compared with $65.5 million at December 31, 2019. At June 30, 2020, the ACL for loans was $104 million, or 1.02% of loans, compared with $62.1 million, or 0.70% of total loans, at December 31, 2019. The adoption of CECL on January 1, 2020 added $6.88 million to the ACL for loans and $1.87 million to the reserve for unfunded commitments resulting in a total ACL of $74.3 million at the time of adoption. The increase since adoption primarily reflects higher expected credit losses resulting from the COVID-19 pandemic as well as the impact of loan growth during 2020. The impact of loan growth on the ACL was partially mitigated by the fact that PPP loans were considered low risk assets due to the related 100% guarantee by the SBA.

The following table presents a summary of the changes in the ACL for the periods indicated.

Table 8 - ACL
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
ACL - loans, beginning of period	$81,905	$61,642	$62,089	$61,203
Adoption of CECL	—	—	6,880	—
ACL - loans, adjusted beginning balance	81,905	61,642	68,969	61,203
Charge-offs:
Owner occupied commercial real estate	—	—	6	5
Income producing commercial real estate	4,589	308	5,000	505
Commercial & industrial	254	1,416	7,815	2,935
Commercial construction	239	1	239	70
Equipment financing	2,085	1,010	3,948	2,434
Residential mortgage	50	108	334	169
Home equity lines of credit	98	29	118	366
Residential construction	32	246	54	250
Consumer direct	712	529	1,350	1,076
Indirect auto	—	180	—	377
Total loans charged-off	8,059	3,827	18,864	8,187
Recoveries:
Owner occupied commercial real estate	466	58	1,500	127
Income producing commercial real estate	41	66	182	86
Commercial & industrial	291	275	667	438
Commercial construction	117	163	258	557
Equipment financing	420	121	776	264
Residential mortgage	56	234	331	282
Home equity lines of credit	196	140	299	262
Residential construction	37	47	71	73
Consumer direct	286	239	517	446
Indirect auto	—	46	—	84
Total recoveries	1,910	1,389	4,601	2,619
Net charge-offs	6,149	2,438	14,263	5,568
Provision for credit losses - loans	27,913	3,000	48,963	6,569
ACL - loans, end of period	103,669	62,204	103,669	62,204

ACL - unfunded commitments, beginning of period	6,470	3,141	3,458	3,410
Adoption of CECL	—	—	1,871	—
ACL - unfunded commitments, adjusted beginning balance	6,470	3,141	5,329	3,410
Provision for credit losses - unfunded commitments	5,630	250	6,771	(19)
ACL - unfunded commitments, end of period	12,100	3,391	12,100	3,391

Total ACL	$115,769	$65,595	$115,769	$65,595

Total loans:
At period-end	$10,132,510	$8,838,218	$10,132,510	$8,838,218
Average	9,772,703	8,669,847	9,300,792	8,550,574
ACL - loans, as a percentage of period-end loans	1.02%	0.70%	1.02%	0.70%
As a percentage of average loans (annualized):
Net charge-offs	0.25	0.11	0.31	0.13
Provision for credit losses - loans	1.15	0.14	1.06	0.15

Nonperforming Assets

Nonperforming assets (“NPAs”), which include nonaccrual loans and foreclosed properties, totaled $48.5 million at June 30, 2020, compared with $35.8 million at December 31, 2019. The increase in NPAs since December 31, 2019 is a result of an increase in nonaccrual loans. Specifically, there were a few large substandard credits that reached nonaccrual status during the second quarter of 2020. In addition, when we adopted CECL on January 1, 2020, we elected to disaggregate the former Purchased Credit Impaired (“PCI”) pools and no longer consider the loan pool to be the unit of account. Reporting these contractually delinquent Purchased Credit Deteriorated (“PCD”) loans as nonaccrual loans using the same criteria as other loans contributed $2.54 million to the increase in nonaccrual loans since December 31, 2019.

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

The table below summarizes NPAs.

Table 9 - NPAs
(in thousands)

	June 30, 2020	December 31, 2019
Nonaccrual loans:
Owner occupied commercial real estate	10,710	10,544
Income producing commercial real estate	11,274	1,996
Commercial & industrial	3,432	2,545
Commercial construction	2,290	2,277
Equipment financing	3,119	3,141
Total commercial	30,825	20,503
Residential mortgage	13,185	10,567
Home equity lines of credit	3,138	3,173
Residential construction	500	939
Consumer	373	159
Total nonaccrual loans	48,021	35,341
Foreclosed properties/other real estate owned ("OREO")	477	476
Total NPAs	$48,498	$35,817

Nonaccrual loans as a percentage of total loans	0.47%	0.40%
NPAs as a percentage of total loans and OREO	0.48	0.41
NPAs as a percentage of total assets	0.32	0.28

At June 30, 2020 and December 31, 2019, we had $50.4 million and $54.2 million, respectively, in loans with terms that have been modified in TDRs. Included therein were $15.4 million and $8.25 million, respectively, of TDRs that were classified as nonaccrual and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $35.0 million and $46.0 million, respectively, were performing according to their modified terms and were therefore not considered to be nonperforming assets. As previously mentioned, the CARES Act granted temporary relief from TDR classification for certain loans restructured as a result of

COVID-19. During the first and second quarters of 2020 we received a significant amount of payment deferral requests from our borrowers related to the economic disruption created by COVID-19, most of which are exempt from TDR classification in the short term. As of June 30, 2020, we had granted short-term deferrals on loans that were not reported as new TDRs of $1.76 billion. For more information, see Note 4 - Loans and Leases and Allowance for Credit Losses in the consolidated financial statements.

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
At June 30, 2020 and December 31, 2019, we had debt securities held-to-maturity with a carrying amount of $307 million and $284 million, respectively, and debt securities available-for-sale totaling $2.13 billion and $2.27 billion, respectively. At June 30, 2020 and December 31, 2019, the securities portfolio represented approximately 16% and 20%, respectively, of total assets.
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
In accordance with CECL, our held-to-maturity securities portfolio was evaluated to assess whether an ACL was required. We measure expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At adoption on January 1, 2020 and at June 30, 2020, calculated credit losses on held-to-maturity debt securities were not material due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies and high credit quality municipal securities. As a result, we did not record an ACL for held-to-maturity securities at adoption or at June 30, 2020.
For available-for-sale debt securities in an unrealized loss position, if we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the security's amortized cost basis is written down to fair value through income. Absent an intent or more than likely requirement to sell, we evaluate whether the decline in fair value has resulted from credit losses or other factors. The evaluation considers factors such as the extent to which fair value is less than amortized cost, changes to the security’s rating, and adverse conditions specific to the security. If the evaluation indicates a credit loss exists, an ACL may be recorded, with such allowance limited to the amount by which fair value is below amortized cost. Any impairment unrelated to credit factors is recognized in other comprehensive income. At June 30, 2020, there was no ACL related to the available-for-sale portfolio. Losses on fixed income securities at June 30, 2020 primarily reflected the effect of changes in interest rates.
Goodwill and Other Intangibles
Goodwill represents the premium paid for acquired companies above the net fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. At June 30, 2020 and December 31, 2019, the net carrying amount of goodwill was $327 million. Goodwill is not amortized but is assessed for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment, referred to as a triggering event. Upon the occurrence of a triggering event, accounting guidance allows for an assessment of qualitative factors to determine whether it is more likely than not, or a greater than 50% likelihood, that the fair value of the entity is less than its carrying amount, including goodwill. When it is more likely than not that impairment has occurred, management is required to perform a quantitative analysis and, if necessary, adjust the carrying amount of goodwill by recording a goodwill impairment loss. During the latter part of the first quarter and the second quarter of 2020, as a result of market concerns about the potential impact of COVID-19, our stock price declined such that it traded below book value. As a result of this triggering event, we have qualitatively assessed and concluded that there is not a greater than 50% likelihood that our fair value is less than our carrying amount as of June 30, 2020, given the anticipated short duration of the change in macroeconomic conditions and excess of value as of the latest annual test performed as of September 30, 2019. We will continue to monitor and assess the impact of the pandemic on our value and, should conditions be more severe and/or recovery extend for a longer period than currently anticipated, our assessment may change, which could necessitate the write-down or write-off of goodwill or other intangible assets.

Core deposit intangibles, representing the value of acquired deposit relationships, are amortizing intangible assets that are required to be tested for impairment only when events or circumstances indicate that impairment may exist. There were no events or circumstances that led us to believe that any impairment existed on core deposit intangible assets.

Deposits

Customer deposits are the primary source of funds for the continued growth of our earning assets. Our high level of service, as evidenced by our strong customer satisfaction scores, has been instrumental in attracting and retaining customer deposit accounts. At June 30, 2020, the increase in core transaction deposits was partly attributable to PPP-related deposits. The following table sets forth the deposit composition for the periods indicated.

Table 10 - Deposits
(in thousands)

	June 30, 2020	December 31, 2019
Noninterest-bearing demand	$4,689,545	$3,477,979
NOW and interest-bearing demand	2,582,831	2,461,895
Money market and savings	3,453,687	2,937,095
Time	1,751,091	1,859,574
Total customer deposits	12,477,154	10,736,543
Brokered deposits	224,931	160,701
Total deposits	$12,702,085	$10,897,244

Borrowing Activities

At June 30, 2020 and December 31, 2019, we had long-term debt outstanding of $312 million and $213 million, respectively, which includes senior debentures, subordinated debentures, and trust preferred securities. During the second quarter of 2020 we issued $100 million of 5% fixed-to-floating rate senior debentures with a maturity date of June 15, 2030. The proceeds generated from the issuance of these debentures will be used for general business purposes. See Note 7 to the consolidated financial statements for additional information regarding long-term debt.

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

All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The total amount of these instruments does not necessarily represent future cash requirements because a significant portion of these instruments expire without being used. We are not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments, or that could significantly affect earnings. See Note 21 to the consolidated financial statements included in our 2019 10-K and Note 14 to the consolidated financial statements in this Form 10-Q for additional information on off-balance sheet arrangements.

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

Table 11 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	June 30, 2020		December 31, 2019
Change in Rates	Shock	Ramp	Shock	Ramp
100 basis point increase	3.95%	3.05%	2.91%	2.22%
100 basis point decrease	(0.73)	(0.72)	(4.86)	(3.92)

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
At June 30, 2020, we had sufficient qualifying collateral to provide borrowing capacity for FHLB advances of $1.40 billion and Federal Reserve discount window borrowing capacity of $1.42 billion, as well as unpledged investment securities of $1.91 billion that could be used as collateral for additional borrowings. In addition to these wholesale sources, we have the ability to attract retail deposits by competing more aggressively on pricing. In the second quarter of 2020, we originated a significant amount of PPP loans, for which funding is available through the Paycheck Protection Program Lending Facility (“PPPLF”) announced by the Federal Reserve in April of 2020. As of June 30, 2020 we had outstanding PPP loans of $1.10 billion and no balance outstanding under the PPPLF as we have been able to self-fund the majority of our PPP loans through growth in deposits.
As disclosed in the consolidated statement of cash flows, net cash provided by operating activities was $15.6 million for the six months ended June 30, 2020. Net income of $57.0 million for the six-month period included non-cash expense and income items consisting of the following: provision expense of $55.7 million, stock-based compensation expense of $4.26 million, depreciation, amortization and accretion of $5.21 million, and a deferred income tax benefit of $2.36 million. Uses of cash from operating activities included an increase in other assets and accrued interest receivable of $76.4 million and an increase in loans held for sale of $41.0 million, partially offset by an increase in accrued expenses and other liabilities of $15.9 million. Net cash used in investing activities of $1.15 billion included a $1.31 billion net increase in loans, $110 million in purchases of debt securities available-for-sale and equity securities, purchases of debt securities held-to-maturity of $43.1 million, and $3.66 million in purchases of premises and equipment. These uses of cash were partially offset by $297 million in proceeds from maturities and calls of debt securities available-for-sale and equity securities and $19.9 million in proceeds from maturities and calls of debt securities held-to-maturity. Net cash provided by financing activities of $1.95 billion consisted primarily of a net increase in deposits of $1.81 billion, net proceeds from the issuance of senior debentures of $98.6 million, and net proceeds from the issuance of preferred stock of $96.7 million. These sources of cash were partially offset by the payment of cash dividends of $28.8 million and the repurchases of our common stock of $20.8 million. In the opinion of management, our liquidity position at June 30, 2020, was sufficient to meet our expected cash flow requirements.

Capital Resources and Dividends

Shareholders’ equity at June 30, 2020 was $1.77 billion, an increase of $136 million from December 31, 2019 due primarily to the second quarter issuance of $100 million in non-cumulative perpetual preferred stock, year-to-date earnings less dividends declared and an increase in the value of available-for-sale securities, partially offset by $20.8 million in share repurchases.
Pursuant to the CARES Act, we have adopted relief provided by federal banking regulatory agencies for the delay of the adverse capital impact of CECL for the two-year period after adoption. This optional two-year delay is followed by an optional three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. Under the transition provision, the amount of aggregate capital benefit is phased out by 25% each year with the full impact of adoption completely recognized by the beginning of the sixth year.

The following table shows capital ratios, as calculated under applicable regulatory guidelines, at June 30, 2020 and December 31, 2019. As of June 30, 2020, capital levels remained characterized as “well-capitalized” under the Basel III Capital Rules in effect at the time. The increase in the consolidated ratios as of June 30, 2020 was primarily attributable to the issuance of preferred stock.

Additional information related to capital ratios, as calculated under regulatory guidelines, as of June 30, 2020 and December 31, 2019, is provided in Note 13 to the consolidated financial statements.

Table 12 – Capital Ratios
(dollars in thousands)

				United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum	Well Capitalized	Minimum Capital Plus Capital Conservation Buffer	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Risk-based ratios:
Common equity tier 1 capital	4.5%	6.5%	7.0%	12.85%	12.97%	13.70%	14.87%
Tier 1 capital	6.0	8.0	8.5	14.05	13.21	13.70	14.87
Total capital	8.0	10.0	10.5	16.07	15.01	14.63	15.54
Leverage ratio	4.0	5.0	N/A	10.31	10.34	10.05	11.63

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk as of June 30, 2020 from that presented in our 2019 10-K. Our interest rate sensitivity position at June 30, 2020 is set forth in Table 10 in Part I - Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and incorporated herein by this reference.

Item 4. Controls and Procedures

        (a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of June 30, 2020. Based on, that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

        (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Items 1A. Risk Factors

Except as set forth in Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and filed with the SEC on May 7, 2020, which is incorporated herein by this reference, there have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 27, 2020.

Item 6. Exhibits

(d)  Exhibits. See Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of March 9, 2020 by and between United Community Banks, Inc. and Three Shores Bancorporation, Inc. (incorporated herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Current Report on Form 8-K dated March 9, 2020 and filed with the SEC on March 10, 2020).

3.1	Restated Articles of Incorporation of United Community Banks, Inc., as amended to date.

3.2
Amended and Restated Bylaws of United Community Banks, Inc., as amended (incorporated herein by reference to Exhibit 3.2 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, filed with the SEC on May 11, 2015).

4.1
Deposit Agreement, dated as of June 10, 2020, between United Community Banks, Inc. and Continental Stock Transfer & Trust Company as depositary (incorporated herein by reference to Exhibit 4.2 to United Community Banks, Inc.’s Current Report on Form 8-K dated June 5, 2020 and filed with the SEC on June 10, 2020).

4.2	Form of Depositary Receipt (included as part of Exhibit 4.1).

4.3
Indenture, dated as of June 17, 2020, between United Community Banks and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to United Community Banks, Inc.’s Current Report on Form 8-K dated and filed with the SEC on June 17, 2020).

4.4
Supplemental Indenture, dated as of June 17, 2020, between United Community Banks and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to United Community Banks, Inc.’s Current Report on Form 8-K dated June 17, 2020 and filed with the SEC on June 17, 2020).

4.5	Form of 5.000% Fixed-to-Floating Senior Notes due 2030 (included as Exhibit A to Exhibit 4.4)

31.1	Certification by H. Lynn Harton, President and Chief Executive Officer of United Community Banks, Inc., pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification by Jefferson L. Harralson, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., pursuant to Exchange Act Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101
Interactive data files for United Community Bank, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements in Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from United Community Bank’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (formatted in Inline XBRL and included in Exhibit 101)

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

Date: August 6, 2020