Form 10-Q
period 2020-09-30
UNITED COMMUNITY BANKS INC
filed 2020-11-06
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
Yes ☐ No ☒

There were 86,620,219 shares of the registrant’s common stock, par value $1 per share, outstanding as of October 31, 2020.

Cautionary Note Regarding Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements regarding the potential effects of the COVID-19 pandemic on our business, operations, financial performance and prospects are forward-looking statements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements generally can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “could”, “should”, “projects”, “plans”, “goal”, “targets”, “potential”, “estimates”, “pro forma”, “seeks”, “intends”, or “anticipates”, or similar expressions. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions or events, and statements about the future performance, operations, products and services of United Community Banks, Inc. (the “Holding Company”) and its subsidiaries, including United Community Bank (the “Bank”). The Holding Company and the Bank are collectively referred to in this report as “United”

Because forward-looking statements relate to the future, they are subject to known and unknown risks, uncertainties, assumptions, and changes in circumstances, many of which are beyond our control, and that are difficult to predict as to timing, extent, likelihood and degree of occurrence, and that could cause actual results to differ materially from the results implied or anticipated by the statements. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those described in detail under Part II, Item 1A of this Report - “Risk Factors” - include, but are not limited to the following:

•negative economic and political conditions that adversely affect the general economy, housing prices, the real estate market, the job market, consumer confidence, the financial condition of our borrowers and consumer spending habits, which may affect, among other things, the levels of non-performing assets, charge-offs and provision expense;
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
•competition from financial institutions and other financial service providers, including non-bank financial technology providers, and our ability to attract customers from other financial institutions;
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
•limitations on our ability to make dividends and other distributions from the Bank to the Holding Company, which could affect Holding Company liquidity, including the ability to pay dividends to shareholders or take other capital actions; and
•other risks and uncertainties disclosed in documents filed or furnished by us with or to the SEC, any of which could cause actual results to differ materially from future results expressed, implied or otherwise anticipated by such forward-looking statements.

We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and readers should not place undue reliance on forward-looking statements. Additional factors that may cause actual results to differ materially from those contemplated by any forward-looking statements also may be found in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) and available at the SEC’s website at http://www.sec.gov. We do not intend to and hereby disclaim any obligation to update or revise any forward-looking statement contained in this Form 10-Q, which speaks only as of the date hereof, whether as a result of new information, future events, or otherwise. The financial statements and information contained herein have not been reviewed, or confirmed for accuracy or relevance, by the Federal Deposit Insurance Corporation (the “FDIC”) or any other regulator.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	September 30, 2020	December 31, 2019
ASSETS
Cash and due from banks	$122,048	$125,844
Interest-bearing deposits in banks	923,591	389,362
Cash and cash equivalents	1,045,639	515,206
Debt securities available-for-sale	2,690,448	2,274,581
Debt securities held-to-maturity (fair value $413,820 and $287,904, respectively)	398,373	283,533
Loans held for sale at fair value	128,587	58,484
Loans and leases held for investment	11,798,910	8,812,553
Less allowance for credit losses - loans and leases	(134,256)	(62,089)
Loans and leases, net	11,664,654	8,750,464
Premises and equipment, net	211,885	215,976
Bank owned life insurance	201,515	202,664
Accrued interest receivable	48,091	32,660
Net deferred tax asset	39,818	34,059
Derivative financial instruments	103,388	35,007
Goodwill and other intangible assets, net	384,074	342,247
Other assets	236,405	171,135
Total assets	$17,152,877	$12,916,016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$5,227,170	$3,477,979
Interest-bearing deposits	9,376,206	7,419,265
Total deposits	14,603,376	10,897,244
Long-term debt	326,703	212,664
Derivative financial instruments	33,519	15,516
Accrued expenses and other liabilities	222,024	154,900
Total liabilities	15,185,622	11,280,324
Shareholders' equity:
Preferred stock, $1 par value: 10,000,000 shares authorized; Series I, $25,000 per share liquidation preference; 4,000 and no shares issued and outstanding, respectively	96,422	—
Common stock, $1 par value: 150,000,000 shares authorized; 86,611,114 and 79,013,729 shares issued and outstanding, respectively	86,611	79,014
Common stock issuable: 590,521 and 664,640 shares, respectively	10,632	11,491
Capital surplus	1,637,467	1,496,641
Retained earnings	94,938	40,152
Accumulated other comprehensive income	41,185	8,394
Total shareholders' equity	1,967,255	1,635,692
Total liabilities and shareholders' equity	$17,152,877	$12,916,016

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Interest revenue:
Loans, including fees	$126,936	$122,645	$352,861	$357,575
Investment securities, including tax exempt of $1,895, $1,118, $4,988 and $3,409, respectively	14,558	17,744	47,567	57,638
Deposits in banks and short-term investments	279	226	1,497	1,074
Total interest revenue	141,773	140,615	401,925	416,287

Interest expense:
Deposits	8,998	17,113	35,344	50,185
Short-term borrowings	2	429	3	838
Federal Home Loan Bank advances	27	521	28	2,695
Long-term debt	4,292	3,214	10,186	9,813
Total interest expense	13,319	21,277	45,561	63,531
Net interest revenue	128,454	119,338	356,364	352,756
Provision for credit losses	21,793	3,100	77,527	9,650
Net interest revenue after provision for credit losses	106,661	116,238	278,837	343,106

Noninterest income:
Service charges and fees	8,260	9,916	23,893	27,429
Mortgage loan gains and other related fees	25,144	8,658	57,113	17,750
Brokerage and wealth management fees	3,055	1,699	6,019	4,624
Gains from sales of other loans, net	1,175	1,639	3,889	4,412
Securities gains (losses), net	746	—	746	(118)
Other	10,302	7,119	23,074	20,433
Total noninterest income	48,682	29,031	114,734	74,530
Total revenue	155,343	145,269	393,571	417,636

Noninterest expenses:
Salaries and employee benefits	59,067	50,501	162,236	146,161
Communications and equipment	6,960	6,223	19,462	18,233
Occupancy	7,050	5,921	18,709	17,424
Advertising and public relations	1,778	1,374	5,312	4,256
Postage, printing and supplies	1,703	1,618	4,986	4,733
Professional fees	5,083	4,715	14,003	11,930
Lending and loan servicing expense	3,043	2,556	8,525	7,509
Outside services - electronic banking	1,888	1,934	5,516	5,101
FDIC assessments and other regulatory charges	1,346	314	4,388	3,571
Amortization of intangibles	1,099	1,210	3,126	3,845
Merger-related and other charges	3,361	2,541	4,566	6,981
Other	3,603	4,017	10,670	11,077
Total noninterest expenses	95,981	82,924	261,499	240,821
Net income before income taxes	59,362	62,345	132,072	176,815
Income tax expense	11,755	13,983	27,485	40,106
Net income	$47,607	$48,362	$104,587	$136,709

Net income available to common shareholders	$45,437	$48,011	$101,994	$135,727

Net income per common share:
Basic	$0.52	$0.60	$1.25	$1.70
Diluted	0.52	0.60	1.25	1.70
Weighted average common shares outstanding:
Basic	87,129	79,663	81,815	79,714
Diluted	87,205	79,667	81,876	79,718
See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2020
Net income	$59,362	$(11,755)	$47,607	$132,072	$(27,485)	$104,587
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized gains on available-for-sale securities	941	(181)	760	43,611	(10,583)	33,028
Reclassification adjustment for gains included in net income	(746)	191	(555)	(746)	191	(555)
Net unrealized gains	195	10	205	42,865	(10,392)	32,473
Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity	544	(130)	414	723	(173)	550
Derivative instruments designated as cash flow hedges:
Unrealized holding losses on derivatives arising during the period	(324)	83	(241)	(1,152)	294	(858)
Reclassification of losses on derivative instruments realized in net income	130	(33)	97	197	(50)	147
Net cash flow hedge activity	(194)	50	(144)	(955)	244	(711)
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	215	(55)	160	643	(164)	479
Total other comprehensive income	760	(125)	635	43,276	(10,485)	32,791
Comprehensive income	$60,122	$(11,880)	$48,242	$175,348	$(37,970)	$137,378

2019
Net income	$62,345	$(13,983)	$48,362	$176,815	$(40,106)	$136,709
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains arising during period	8,014	(1,897)	6,117	70,944	(17,194)	53,750
Reclassification adjustment for losses included in net income	—	—	—	118	(30)	88
Net unrealized gains	8,014	(1,897)	6,117	71,062	(17,224)	53,838
Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity	105	(25)	80	282	(67)	215
Amortization of losses included in net income on terminated derivative financial instruments that were previously accounted for as cash flow hedges	—	—	—	337	(86)	251
Defined benefit pension plan activity:
Termination of defined benefit pension plan	1,558	(398)	1,160	1,558	(398)	1,160
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	174	(45)	129	521	(133)	388
Net defined benefit pension plan activity	1,732	(443)	1,289	2,079	(531)	1,548
Total other comprehensive income	9,851	(2,365)	7,486	73,760	(17,908)	55,852
Comprehensive income	$72,196	$(16,348)	$55,848	$250,575	$(58,014)	$192,561

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

	Three Months Ended September 30,							Nine Months Ended September 30,
(in thousands, except share and per share data)	Preferred Stock	Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total	Preferred Stock	Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
2020
Balance at beginning of period	$96,660	$78,335	$10,646	$1,480,464	$64,990	$40,550	$1,771,645	$—	$79,014	$11,491	$1,496,641	$40,152	$8,394	$1,635,692
Net income					47,607		47,607					104,587		104,587
Other comprehensive income						635	635						32,791	32,791
Issuance of preferred stock (4,000 shares), net	(238)						(238)	96,422						96,422
Common stock issued to dividend reinvestment plan and employee benefit plans (37,863 and 59,455 shares, respectively)		38		614			652		60		1,018			1,078
Common stock issued for acquisition (8,130,633 shares)		8,131		155,458			163,589		8,131		155,458			163,589
Amortization of restricted stock unit awards				1,683			1,683				5,939			5,939
Vesting of restricted stock unit awards, net of shares surrendered to cover payroll taxes (89,095 and 151,347 shares issued, respectively, and 13,164 and 37,509 shares deferred, respectively)		89	332	(1,064)			(643)		151	1,008	(2,481)			(1,322)
Purchases of common stock (826,482 shares)							—		(827)		(19,955)			(20,782)
Deferred compensation plan, net, including dividend equivalents			113				113			380				380
Common stock issued from deferred compensation plan, net of shares surrendered to cover payroll taxes (18,396 and 82,432 shares, respectively)		18	(459)	312			(129)		82	(2,247)	847			(1,318)
Preferred stock dividends					(1,814)		(1,814)					(1,814)		(1,814)
Common stock dividends ($0.18 and $0.54 per share, respectively)					(15,845)		(15,845)					(44,458)		(44,458)
Adoption of new accounting standard							—					(3,529)		(3,529)
Balance, September 30, 2020	$96,422	$86,611	$10,632	$1,637,467	$94,938	$41,185	$1,967,255	$96,422	$86,611	$10,632	$1,637,467	$94,938	$41,185	$1,967,255
2019
Balance at beginning of period	$—	$79,075	$10,858	$1,498,740	$(29,116)	$6,777	$1,566,334	$—	$79,234	$10,744	$1,499,584	$(90,419)	$(41,589)	$1,457,554
Net income					48,362		48,362					136,709		136,709
Other comprehensive income						7,486	7,486						55,852	55,852
Exercise of stock options (12,000 shares)							—		12		185			197
Common stock issued to dividend reinvestment plan and employee benefit plans (34,190 and 76,613 shares, respectively)		34		879			913		76		1,928			2,004
Amortization of restricted stock unit awards				1,678			1,678				7,680			7,680
Vesting of restricted stock unit awards, net of shares surrendered to cover payroll taxes (60,199 and 81,178 shares issued, respectively, and 14,919 and 51,580 shares deferred, respectively)		60	356	(1,046)			(630)		81	1,365	(2,468)			(1,022)
Purchases of common stock (195,443 and 500,495 shares, respectively)		(195)		(4,985)			(5,180)		(500)		(12,520)			(13,020)
Deferred compensation plan, net, including dividend equivalents			114				114			406				406
Common stock issued from deferred compensation plan, net of shares surrendered to cover payroll taxes (34 and 70,826 shares, respectively)			(1)	1			—		71	(1,188)	878			(239)
Common stock dividends ($0.17 and $0.50 per share, respectively)					(13,652)		(13,652)					(40,147)		(40,147)
Adoption of new accounting standard							—					(549)		(549)
Balance, September 30, 2019	$—	$78,974	$11,327	$1,495,267	$5,594	$14,263	$1,605,425	$—	$78,974	$11,327	$1,495,267	$5,594	$14,263	$1,605,425
See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Operating activities:
Net income	$104,587	$136,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	5,332	18,009
Provision for credit losses	77,527	9,650
Stock based compensation	5,939	7,680
Deferred income tax expense	189	12,149
Securities (gains) losses, net	(746)	118
Gains from sales of other loans	(3,889)	(4,783)
Changes in assets and liabilities:
Other assets and accrued interest receivable	(44,570)	(47,543)
Accrued expenses and other liabilities	(20,869)	(188)
Loans held for sale	(69,875)	(35,690)
Net cash provided by operating activities	53,625	96,111

Investing activities:
Debt securities held-to-maturity:
Proceeds from maturities and calls	45,171	39,787
Purchases	(105,622)	(8,499)
Debt securities available-for-sale and equity securities:
Proceeds from sales	40,365	225,883
Proceeds from maturities and calls	604,180	238,514
Purchases	(668,484)	(45,629)
Net increase in loans	(1,523,516)	(296,076)
Proceeds from sales of premises and equipment	641	5,870
Purchases of premises and equipment	(5,991)	(16,532)
Net cash received in (paid for) acquisition	194,606	(19,545)
Proceeds from sale of other real estate	466	2,344
Other investing activities, net	(8,185)	—
Net cash (used in) provided by investing activities	(1,426,369)	126,117

Financing activities:
Net increase in deposits	1,904,549	10,538
Repayment of long-term debt	—	(27,500)
Proceeds from FHLB advances	5,000	1,625,000
Repayment of FHLB advances	(134,121)	(1,745,000)
Proceeds from issuance of senior debentures, net of issuance costs	98,552	—
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	1,078	2,004
Proceeds from exercise of stock options	—	197
Cash paid for shares withheld to cover payroll taxes upon vesting of restricted stock units	(2,640)	(1,261)
Proceeds from issuance of Series I preferred stock, net of issuance costs	96,422	—
Repurchase of common stock	(20,782)	(13,020)
Cash dividends on common stock	(43,067)	(39,392)
Cash dividends on preferred stock	(1,814)	—
Net cash provided by (used in) financing activities	1,903,177	(188,434)

Net change in cash and cash equivalents, including restricted cash	530,433	33,794

Cash and cash equivalents, including restricted cash, at beginning of period	515,206	327,265

Cash and cash equivalents, including restricted cash, at end of period	$1,045,639	$361,059

Supplemental disclosures of cash flow information:
Significant non-cash investing and financing transactions:
Unsettled government guaranteed loan sales	$328	$6,850
Transfers of loans to foreclosed properties	586	853
Unsettled securities purchases	30,045	—
Acquisitions:
Assets acquired	2,174,723	264,937
Liabilities assumed	1,987,026	212,844
Net assets acquired	187,697	52,093
Common stock issued in acquisition	163,589	—

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Accounting Policies

The accounting and financial reporting policies of United Community Banks, Inc. and its subsidiaries, including United Community Bank (the “Bank”), (collectively referred to herein as “United”) conform to accounting principles generally accepted in the United States (“GAAP”) and reporting guidelines of banking regulatory authorities. The accompanying interim consolidated financial statements have not been audited. All material intercompany balances and transactions have been eliminated. In addition to those items mentioned below, a more detailed description of United’s accounting policies is included in its Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 10-K”).

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

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on nonaccrual is reversed against interest income.

Allowance for Credit Losses (“ACL”) - Held-to-Maturity Securities: Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $1.52 million at September 30, 2020 and was excluded from the estimate of credit losses.

The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management classifies the held-to-maturity portfolio into the following major security types: State and political subdivisions, Residential mortgage-backed, agency and Commercial mortgage-backed, agency.

All of the residential and commercial mortgage-backed securities held by United are issued by U.S. government agencies. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The state and political subdivision securities are highly rated by major rating agencies. As a result, no ACL was recorded on the held-to-maturity portfolio at September 30, 2020.

ACL - Available-For-Sale Securities: For available-for-sale debt securities in an unrealized loss position, United first assesses whether it intends to sell, or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, United evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income.
Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2020, there was no ACL related to the available-for-sale portfolio.
Accrued interest receivable on available-for-sale debt securities totaled $8.93 million at September 30, 2020 and was excluded from the estimate of credit losses.
Loans and Leases
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $36.5 million at September 30, 2020 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.
The accrual of interest is generally discontinued when a loan becomes 90 days past due or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectable in the normal course of business. A loan may continue to accrue interest after 90 days if it is well collateralized and in the process of collection. Past due status is based on contractual terms of the loan. Loans where United has granted payment deferrals for borrowers experiencing temporary cash flow shortages as a result of the COVID-19 pandemic are not considered past due.
All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for using the cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance and future payments are reasonably assured.
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
In acquisitions, United may acquire loans, some of which have experienced more than insignificant credit deterioration since origination. In those cases, United will consider internal loan grades, delinquency status and other relevant factors in assessing whether purchased loans are PCD. PCD loans are recorded at the amount paid. An initial ACL is determined using the same methodology as other loans held for investment, but with no impact to earnings. The initial ACL determined on a collective basis is allocated to individual loans. The sum of the loan's purchase price and ACL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent to initial recognition, PCD loans are subject to the same interest income recognition and impairment model as non-PCD loans, with changes to the ACL recorded through provision expense.
ACL - Loans
The ACL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the ACL when management believes the uncollectability of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Accrued interest receivable is excluded from the estimate of credit losses.

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

Commercial & industrial - Risks to this loan category include the inability to monitor the condition of the collateral, which often consists of inventory, accounts receivable and other non-real estate assets. Equipment and inventory obsolescence can also pose a risk. Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt.

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

Home equity lines of credit - Risks common to home equity lines of credit are general economic conditions, including an increase in unemployment rates, and declining real estate values that reduce or eliminate the borrower’s home equity.

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

Troubled Debt Restructurings (“TDR”s): A loan for which the terms have been modified resulting in a more than insignificant concession, and for which the borrower is experiencing financial difficulties, is generally considered to be a TDR. The ACL on a TDR is measured using the same method as all other loans held for investment, except that the original interest rate is used to discount the expected cash flows, not the rate specified within the restructuring. As discussed in Note 2, in accordance with the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), United implemented loan modification programs in response to the COVID-19

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

pandemic in order to provide borrowers with flexibility with respect to repayment terms. These loan modifications were not considered TDRs to the extent that the borrower was impacted by the COVID-19 pandemic and was not more than 30 days past due at December 31, 2019, or in certain circumstances, at the time that the COVID-19 loan modification program was implemented, unless the loan was previously classified as a TDR.

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

Note 2 –Accounting Standards Updates and Recently Adopted Standards

Recently Adopted Standards

On January 1, 2020, United adopted ASC 326, which replaced the incurred loss impairment framework in prior GAAP (“Incurred Loss”) with a current expected credit loss (“CECL”) framework. The CECL framework requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an ACL. PCD loans will receive an initial allowance at the acquisition date that represents an adjustment to the amortized cost basis of the loan, with no impact to earnings. Credit losses relating to available-for-sale debt securities will be recorded through an ACL prospectively, with such allowance limited to the amount by which fair value is below amortized cost.

United adopted ASC 326 as of January 1, 2020 using the modified retrospective method for loans, leases and off-balance sheet credit exposures. Adoption of this guidance resulted in an $8.75 million increase in the ACL, comprised of increases in the ACL for loans of $6.88 million and the ACL for unfunded commitments of $1.87 million, with $3.59 million of the increase reclassified from the amortized cost basis of PCD financial assets that were previously classified as PCI. The cumulative effect adjustment to retained earnings was $3.53 million, net of tax. Calculated credit losses on held-to-maturity debt securities were not material and there was no impact to the available-for-sale securities portfolio or other financial instruments. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with Incurred Loss.

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

United adopted ASC 326 using the prospective transition approach for PCD assets that were previously classified as PCI. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. As mentioned above, the amortized cost basis of the PCD assets was adjusted to reflect the addition of $3.59 million to the ACL. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at a rate that approximates the effective interest rate as of January 1, 2020.

With regard to PCD assets, because United elected to disaggregate the former PCI pools and no longer considers these pools to be the unit of account, contractually delinquent PCD loans will be reported as nonaccrual loans using the same criteria as other loans. Similarly, although management did not reassess whether modifications to individual acquired financial assets accounted for in pools were TDRs as of the date of adoption, PCD loans that are restructured and meet the definition of TDR after the adoption of CECL will be reported as such.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

United elected not to measure an ACL for accrued interest receivable and instead to reverse interest income on those loans that are 90 days past due, to exclude accrued interest receivable from the amortized cost basis of financial instruments subject to CECL and to separately state the balance of accrued interest receivable on the consolidated balance sheet. In addition, United elected to adjust the discount rate used to calculate credit losses for expected prepayments and will include all changes in discounted cash flows as credit loss. As a practical expedient, United has also elected to use the fair value of collateral when determining the ACL for loans if repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty (collateral-dependent loans).

On March 27, 2020, the CARES Act was signed into law. The CARES Act includes a number of provisions that were applicable to United, including the following:

•Accounting Relief for TDRs: The CARES Act provides that modifications under certain forbearance conditions for loans that were not more than 30 days past due at December 31, 2019 will not be considered TDRs for regulatory reporting and GAAP. This exemption period ends on the earlier of December 31, 2020 or the date that is 60 days after the termination date of the national emergency.
•Optional Delay and Regulatory Relief for CECL Implementation: The CARES Act stipulates that large SEC filers have the option of delaying the adoption of CECL from January 1, 2020 to the earlier of the end of the COVID-19 emergency period or December 31, 2020. Banks that were required to implement CECL by the end of 2020 were granted the option to defer any impact of CECL on regulatory capital for two years before beginning the original three-year regulatory phase-in period, for a total five-year phase-in period. Although United did not elect to delay the adoption of CECL, the Company elected the five-year phase-in period for regulatory capital purposes, as discussed above.
•Paycheck Protection Program (“PPP”): The CARES Act creates the PPP through the Small Business Administration (“SBA”), which allowed United to lend money to small businesses to maintain employee payrolls and pay other qualified expenses during the crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the proceeds are used for payroll and other permitted expenses in accordance with the requirements of the PPP.

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

Accounting Standards Updates Not Yet Adopted

In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs. This update clarifies that an entity should reevaluate whether a callable debt security meets the criteria to adjust the amortization period of any related premium at each reporting period. Adoption of this update, which is effective for United as of January 1, 2021, is not expected to have a material impact on the consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Acquisitions

Acquisition of Three Shores Bancorporation, Inc.
On July 1, 2020, United completed the acquisition of Three Shores Bancorporation, Inc. (“Three Shores”), including its wholly-owned subsidiary, Seaside National Bank & Trust (“Seaside”), headquartered in Orlando, Florida. Seaside operated a 14-branch network located in key Florida metropolitan markets. In connection with the acquisition, United acquired $2.13 billion of assets and assumed $1.99 billion of liabilities. Under the terms of the merger agreement, Three Shores shareholders received $188 million in total consideration, of which $164 million was United common stock and $24.1 million was cash. United issued 8.13 million shares of common stock to Three Shores shareholders in the acquisition. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $41.6 million, representing the intangible value of Three Shores’ business and reputation within the markets it served. None of the goodwill is expected to be deductible for income tax purposes. United will amortize the related core deposit intangible of $3.36 million using the sum-of-the-years-digits method over 10 years, which represents the expected useful life of the asset.

United’s operating results for the three and nine months ended September 30, 2020 include the operating results of the acquired business for the period subsequent to the acquisition date of July 1, 2020.

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below (in thousands).

	As Recorded by Three Shores	Fair Value Adjustments (1)	As Recorded by United
Assets
Cash and cash equivalents	$218,714	$—	$218,714
Debt securities	374,237	7,503	381,740
Loans, net	1,463,567	(35,601)	1,427,966
Premises and equipment, net	1,892	(308)	1,584
Accrued interest receivable	8,849	(1,284)	7,565
Derivative assets	12,165	(365)	11,800
Net deferred tax asset	3,837	11,224	15,061
Core deposit intangible	—	3,360	3,360
Other assets	71,984	(6,644)	65,340
Total assets acquired	$2,155,245	$(22,115)	$2,133,130
Liabilities
Deposits	$1,796,739	$5,955	$1,802,694
FHLB advances and long-term debt	136,000	8,121	144,121
Derivative liabilities	12,165	—	12,165
Other liabilities	30,857	(2,811)	28,046
Total liabilities assumed	1,975,761	11,265	1,987,026
Excess of assets acquired over liabilities assumed	$179,484
Aggregate fair value adjustments		$(33,380)
Total identifiable net assets			146,104
Consideration transferred
Cash consideration transferred			24,108
Common stock issued (8,130,633 shares)			163,589
Total fair value of consideration transferred			187,697
Goodwill			$41,593

(1) Fair values are preliminary and are subject to refinement for a period not to exceed one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents additional information related to the acquired loan portfolio at the acquisition date (in thousands).

July 1, 2020
PCD loans:
Par value	$283,137
ACL at acquisition	(11,152)
Non-credit discount	(8,694)
Purchase price	$263,291

Non-PCD loans:
Fair value	$1,164,675
Gross contractual amounts receivable	1,358,793
Estimate of contractual cash flows not expected to be collected	76,503

Pro forma information

The following table discloses the impact of the acquisitions of Three Shores and First Madison Bank & Trust (“FMBT”), which United acquired on May 1, 2019, since the respective acquisition dates through September 30 in the year of acquisition. The table also presents certain pro forma information as if Three Shores and FMBT had been acquired on January 1, 2019 and January 1, 2018, respectively. These results combine the historical results of the acquired entity with United’s consolidated statement of income. Adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity; however pro forma financial results presented are not necessarily indicative of what would have occurred had the acquisitions taken place in earlier years.

Merger-related costs from the Three Shores acquisition of $3.36 million and $3.86 million, respectively, have been excluded from the three and nine months ended September 30, 2020 pro forma information presented below and included in the three and nine months ended September 30, 2019 pro forma information presented below. Merger-related costs from the FMBT acquisition of $756,000 and $1.78 million, respectively, have been excluded from the three and nine months ended September 30, 2019 pro forma information presented below. The actual results and pro forma information were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	Revenue	Net Income (Loss)	Revenue	Net Income (Loss)
2020
Actual Three Shores results included in statement of income since acquisition date	$7,486	$(129)	$7,486	$(129)
Supplemental consolidated pro forma as if Three Shores had been acquired January 1, 2019	152,257	47,827	418,950	112,103

2019
Actual FMBT results included in statement of income since acquisition date	$2,697	$1,403	$5,024	$2,590
Supplemental consolidated pro forma as if Three Shores had been acquired on January 1, 2019 and FMBT had been acquired January 1, 2018	163,430	53,118	473,556	153,675

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Securities

The amortized cost basis, unrealized gains and losses and fair value of debt securities held-to-maturity as of the dates indicated are as follows (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2020
U.S. Government agencies	$10,616	$146	$—	$10,762
State and political subdivisions	163,180	6,200	28	169,352
Residential mortgage-backed securities, Agency	125,011	5,149	—	130,160
Commercial mortgage-backed, Agency	99,566	4,104	124	103,546
Total	$398,373	$15,599	$152	$413,820

As of December 31, 2019
State and political subdivisions	$45,479	$1,574	$9	$47,044
Residential mortgage-backed securities, Agency	153,967	2,014	694	155,287
Commercial mortgage-backed, Agency	84,087	1,627	141	85,573
Total	$283,533	$5,215	$844	$287,904

The cost basis, unrealized gains and losses, and fair value of debt securities available-for-sale as of the dates indicated are presented below (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2020
U.S. Treasuries	$123,534	$5,000	$—	$128,534
U.S. Government agencies	51,312	491	58	51,745
State and political subdivisions	239,190	19,999	13	259,176
Residential mortgage-backed securities, Agency	1,038,637	31,772	276	1,070,133
Residential mortgage-backed securities, Non-agency	218,097	11,574	—	229,671
Commercial mortgage-backed, Agency	386,340	8,254	77	394,517
Corporate bonds	97,758	1,537	25	99,270
Asset-backed securities	458,741	509	1,848	457,402
Total	$2,613,609	$79,136	$2,297	$2,690,448

As of December 31, 2019
U.S. Treasuries	$152,990	$1,628	$—	$154,618
U.S. Government agencies	2,848	188	1	3,035
State and political subdivisions	214,677	11,813	—	226,490
Residential mortgage-backed securities, Agency	1,030,948	12,022	726	1,042,244
Residential mortgage-backed securities, Non-agency	250,550	6,231	—	256,781
Commercial mortgage-backed, Agency	266,770	2,261	128	268,903
Commercial mortgage-backed, Non-agency	15,395	918	263	16,050
Corporate bonds	202,131	1,178	218	203,091
Asset-backed securities	104,298	743	1,672	103,369
Total	$2,240,607	$36,982	$3,008	$2,274,581

Securities with a carrying value of $903 million and $918 million were pledged, primarily to secure public deposits, at September 30, 2020 and December 31, 2019, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

 The following table summarizes debt securities held-to-maturity in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2020
State and political subdivisions	$4,972	$28	$—	$—	$4,972	$28
Residential mortgage-backed securities, Agency	124	—	—	—	124	—
Commercial mortgage-backed, Agency	3,462	124	—	—	3,462	124
Total unrealized loss position	$8,558	$152	$—	$—	$8,558	$152

As of December 31, 2019
State and political subdivisions	$10,117	$9	$—	$—	$10,117	$9
Residential mortgage-backed securities, Agency	16,049	64	48,237	630	64,286	694
Commercial mortgage-backed, Agency	21,841	87	1,685	54	23,526	141
Total unrealized loss position	$48,007	$160	$49,922	$684	$97,929	$844

The following table summarizes debt securities available-for-sale in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2020
U.S. Government agencies	$7,442	$58	$—	$—	$7,442	$58
State and political subdivisions	6,182	13	—	—	6,182	13
Residential mortgage-backed securities, Agency	111,540	274	749	2	112,289	276
Commercial mortgage-backed, Agency	29,604	77	—	—	29,604	77
Corporate bonds	4,653	25	—	—	4,653	25
Asset-backed securities	110,018	266	58,305	1,582	168,323	1,848
Total unrealized loss position	$269,439	$713	$59,054	$1,584	$328,493	$2,297

As of December 31, 2019
U.S. Government agencies	$404	$1	$—	$—	$404	$1
Residential mortgage-backed securities, Agency	228,611	576	18,294	150	246,905	726
Commercial mortgage-backed, Agency	—	—	33,517	128	33,517	128
Commercial mortgage-backed, Non-agency	—	—	4,864	263	4,864	263
Corporate bonds	19,742	216	998	2	20,740	218
Asset-backed securities	32,294	625	38,990	1,047	71,284	1,672
Total unrealized loss position	$281,051	$1,418	$96,663	$1,590	$377,714	$3,008

At September 30, 2020, there were 57 debt securities available-for-sale and four debt securities held-to-maturity that were in an unrealized loss position. United does not intend to sell nor does it believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at September 30, 2020 were primarily attributable to changes in interest rates.

No impairment charges were recognized during the three and nine months ended September 30, 2019. At adoption of CECL on January 1, 2020 and at September 30, 2020, calculated credit losses on held-to-maturity debt securities were not material due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies and high credit quality municipal securities. As a result, no ACL was recorded on the held-to-maturity portfolio at September 30, 2020. In addition, at September 30, 2020, there was no ACL related to the available-for-sale portfolio. See Note 1 for additional details on the adoption of CECL as it relates to the securities portfolio.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes available-for-sale securities sales activity for the three and nine months ended September 30, 2020 and 2019 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Proceeds from sales	$39,365	$—	$40,365	$225,883

Gross gains on sales	$746	$—	$746	$1,776
Gross losses on sales	—	—	—	(1,894)
Net gains (losses) on sales of securities	$746	$—	$746	$(118)

Income tax expense (benefit) attributable to sales	$191	$—	$191	$(30)

The amortized cost and fair value of debt securities available-for-sale and held-to-maturity at September 30, 2020, by contractual maturity, are presented in the following table (in thousands). Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasuries:
1 to 5 years	$123,534	$128,534	$—	$—
	123,534	128,534	—	—

U.S. Government agencies:
1 to 5 years	277	281	—	—
5 to 10 years	26,263	26,561	—	—
More than 10 years	24,772	24,903	10,616	10,762
	51,312	51,745	10,616	10,762

State and political subdivisions:
Within 1 year	20,029	20,368	200	206
1 to 5 years	39,638	42,296	13,509	14,722
5 to 10 years	51,119	55,609	9,557	10,942
More than 10 years	128,404	140,903	139,914	143,482
	239,190	259,176	163,180	169,352

Corporate bonds:
Within 1 year	37,498	37,759	—	—
1 to 5 years	36,373	37,316	—	—
5 to 10 years	20,111	20,380	—	—
More than 10 years	3,776	3,815	—	—
	97,758	99,270	—	—

Debt securities not due at a single maturity date:
Asset-backed securities	458,741	457,402	—	—
Residential mortgage-backed securities	1,256,734	1,299,804	125,011	130,160
Commercial mortgage-backed securities	386,340	394,517	99,566	103,546

Total	$2,613,609	$2,690,448	$398,373	$413,820

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Loans and Leases and Allowance for Credit Losses

Major classifications of the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”) are summarized as of the dates indicated as follows (in thousands).

	September 30, 2020	December 31, 2019
Owner occupied commercial real estate	$2,008,674	$1,720,227
Income producing commercial real estate	2,493,625	2,007,950
Commercial & industrial (1)	3,104,868	1,220,657
Commercial construction	981,371	976,215
Equipment financing	823,022	744,544
Total commercial	9,411,560	6,669,593
Residential mortgage	1,269,548	1,117,616
Home equity lines of credit	706,877	660,675
Residential construction	263,266	236,437
Consumer	147,659	128,232
Total loans	11,798,910	8,812,553
Less allowance for credit losses - loans	(134,256)	(62,089)
Loans, net	$11,664,654	$8,750,464
(1) Commercial and industrial loans as of September 30, 2020 included $1.32 billion of PPP loans.

At September 30, 2020 and December 31, 2019, loans totaling $4.05 billion and $4.06 billion, respectively, were pledged as collateral to secure contingent funding sources. At December 31, 2019, the carrying value and outstanding balance of PCI loans were $58.6 million and $83.1 million, respectively.

During the third quarter and first nine months of 2020, United sold $13.5 million and $31.5 million, respectively, of United States Small Business Administration / United States Department of Agriculture (“SBA/USDA”) guaranteed loans and $950,000 and $24.9 million, respectively, of equipment financing receivables. During the third quarter and first nine months of 2019, United sold $21.0 million and $55.2 million, respectively, of SBA/USDA guaranteed loans. The gains and losses on these loan sales were included in noninterest income on the consolidated statements of income.

At September 30, 2020 and December 31, 2019, equipment financing assets included leases of $36.6 million and $37.4 million, respectively. The components of the net investment in leases, which included both sales-type and direct financing, are presented below (in thousands).

	September 30, 2020	December 31, 2019
Minimum future lease payments receivable	$38,769	$39,709
Estimated residual value of leased equipment	3,361	3,631
Initial direct costs	678	842
Security deposits	(782)	(989)
Purchase accounting premium	149	273
Unearned income	(5,531)	(6,088)
Net investment in leases	$36,644	$37,378

Minimum future lease payments expected to be received from equipment financing lease contracts as of September 30, 2020 were as follows (in thousands):

Year
Remainder of 2020	$3,986
2021	14,203
2022	10,461
2023	6,495
2024	2,760
Thereafter	864
Total	$38,769

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents changes in the balance of the accretable yield for PCI loans for the periods indicated (in thousands):

	September 30, 2019
	Three Months Ended	Nine Months Ended
Balance at beginning of period	$26,308	$26,868
Additions due to acquisitions	—	1,300
Accretion	(4,950)	(14,037)
Reclassification from nonaccretable difference	1,159	5,627
Changes in expected cash flows that do not affect nonaccretable difference	329	3,088
Balance at end of period	$22,846	$22,846

Nonaccrual and Past Due Loans
The following table presents the aging of the amortized cost basis in loans by aging category and accrual status as of September 30, 2020 (in thousands). Short-term deferrals related to the COVID-19 crisis are not reported as past due during the deferral period.

	Accruing
	Current Loans	Loans Past Due
		30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual Loans	Total Loans
Owner occupied commercial real estate	$1,996,903	$585	$111	$—	$11,075	$2,008,674
Income producing commercial real estate	2,479,614	996	785	—	12,230	2,493,625
Commercial & industrial	3,099,387	1,882	65	—	3,534	3,104,868
Commercial construction	979,169	339	—	—	1,863	981,371
Equipment financing	817,583	1,416	886	—	3,137	823,022
Total commercial	9,372,656	5,218	1,847	—	31,839	9,411,560
Residential mortgage	1,252,937	2,481	266	—	13,864	1,269,548
Home equity lines of credit	702,457	1,532	246	—	2,642	706,877
Residential construction	262,002	712	73	—	479	263,266
Consumer	147,177	202	20	—	260	147,659
Total loans	$11,737,229	$10,145	$2,452	$—	$49,084	$11,798,910

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents nonaccrual loans by loan class for the periods indicated (in thousands).

	CECL			Incurred Loss
	September 30, 2020			December 31, 2019
	Nonaccrual loans with no allowance	Nonaccrual loans with an allowance	Total Nonaccrual Loans	Nonaccrual Loans
Owner occupied commercial real estate	$8,335	$2,740	$11,075	$10,544
Income producing commercial real estate	7,181	5,049	12,230	1,996
Commercial & industrial	1,213	2,321	3,534	2,545
Commercial construction	1,428	435	1,863	2,277
Equipment financing	111	3,026	3,137	3,141
Total commercial	18,268	13,571	31,839	20,503
Residential mortgage	1,964	11,900	13,864	10,567
Home equity lines of credit	1,066	1,576	2,642	3,173
Residential construction	181	298	479	939
Consumer	219	41	260	159
Total	$21,698	$27,386	$49,084	$35,341

The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms was approximately $570,000 and $338,000 for the three months ended September 30, 2020 and 2019, respectively, and $1.70 million and $965,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

	As of September 30, 2020
	Term Loans by Origination Year						Revolvers	Revolvers converted to term loans	Total
	2020	2019	2018	2017	2016	Prior
Owner occupied commercial real estate:
Pass	$536,362	$407,134	$258,280	$218,505	$213,644	$228,141	$54,615	$11,174	$1,927,855
Watch	4,552	4,916	1,019	3,987	11,021	3,719	620	59	29,893
Substandard	5,790	8,091	8,669	13,647	2,652	8,756	2,049	1,272	50,926
Total owner occupied commercial real estate	546,704	420,141	267,968	236,139	227,317	240,616	57,284	12,505	2,008,674
Income producing commercial real estate:
Pass	630,081	509,098	480,546	280,614	229,065	205,567	32,717	9,243	2,376,931
Watch	22,380	2,986	5,670	1,459	23,550	10,806	—	1,749	68,600
Substandard	8,781	8,117	7,775	5,529	15,232	2,562	—	98	48,094
Total income producing commercial real estate	661,242	520,201	493,991	287,602	267,847	218,935	32,717	11,090	2,493,625
Commercial & industrial
Pass	1,658,045	342,311	285,481	130,740	103,886	55,855	466,479	5,834	3,048,631
Watch	1,068	1,949	1,183	522	697	31	10,461	100	16,011
Substandard	7,743	3,782	6,155	3,302	1,190	1,442	15,769	843	40,226
Total commercial & industrial	1,666,856	348,042	292,819	134,564	105,773	57,328	492,709	6,777	3,104,868
Commercial construction
Pass	245,348	236,060	244,892	103,853	73,063	13,586	20,576	7,310	944,688
Watch	1,479	585	13,940	11,789	13	83	—	—	27,889
Substandard	3,428	601	374	346	2,754	272	—	1,019	8,794
Total commercial construction	250,255	237,246	259,206	115,988	75,830	13,941	20,576	8,329	981,371
Equipment financing:
Pass	311,697	298,146	146,957	48,264	13,336	950	—	—	819,350
Substandard	116	1,168	1,797	413	146	32	—	—	3,672
Total equipment financing	311,813	299,314	148,754	48,677	13,482	982	—	—	823,022
Residential mortgage:
Pass	325,928	229,881	150,863	140,749	138,321	258,641	19	7,264	1,251,666
Substandard	1,810	1,852	3,383	1,261	772	8,485	—	319	17,882
Total residential mortgage	327,738	231,733	154,246	142,010	139,093	267,126	19	7,583	1,269,548
Home equity lines of credit
Pass	—	—	—	—	—	—	684,273	18,743	703,016
Substandard	—	—	—	—	—	—	338	3,523	3,861
Total home equity lines of credit	—	—	—	—	—	—	684,611	22,266	706,877
Residential construction
Pass	157,893	75,907	5,167	5,026	3,851	14,663	—	70	262,577
Substandard	—	85	55	37	141	371	—	—	689
Total residential construction	157,893	75,992	5,222	5,063	3,992	15,034	—	70	263,266
Consumer
Pass	43,495	31,411	17,547	6,074	4,517	2,193	41,840	68	147,145
Watch	—	—	—	—	—	—	87	—	87
Substandard	2	84	36	110	86	105	—	4	427
Total consumer	43,497	31,495	17,583	6,184	4,603	2,298	41,927	72	147,659

Total loans
Pass	3,908,849	2,129,948	1,589,733	933,825	779,683	779,596	1,300,519	59,706	11,481,859
Watch	29,479	10,436	21,812	17,757	35,281	14,639	11,168	1,908	142,480
Substandard	27,670	23,780	28,244	24,645	22,973	22,025	18,156	7,078	174,571
Total loans	$3,965,998	$2,164,164	$1,639,789	$976,227	$837,937	$816,260	$1,329,843	$68,692	$11,798,910

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

Troubled Debt Restructurings and Other Modifications
As of September 30, 2020 and December 31, 2019, United had TDRs totaling $54.5 million and $54.2 million, respectively. United allocated $927,000 and $2.51 million of ACL for TDRs as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, there were commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs totaling $14,000. As of December 31, 2019, there were no commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

As of September 30, 2020, United had remaining short-term deferrals related to the COVID-19 crisis of approximately $365 million, which generally represented payment deferrals for up to 90 days. To the extent that these deferrals qualified under either the CARES Act or interagency guidance, they were not considered new TDRs.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Loans modified under the terms of a TDR during the three and nine months ended September 30, 2020 and 2019 are presented in the following table. In addition, the table presents loans modified under the terms of a TDR that defaulted (became 90 days or more delinquent or otherwise in default of modified terms) during the periods presented and were initially restructured within one year prior to default (dollars in thousands).

	New TDRs
		Post-Modification Amortized Cost by Type of Modification				TDRs Modified Within the Previous Twelve Months That Have Subsequently Defaulted
	Number of Contracts	Rate Reduction	Structure	Other	Total	Number of Contracts	Amortized Cost
Three Months Ended September 30, 2020
Owner occupied commercial real estate	4	$—	$375	$—	$375	—	$—
Income producing commercial real estate	2	—	—	1,617	1,617	—	—
Commercial & industrial	2	—	193	—	193	—	—
Commercial construction	6	—	577	70	647	—	—
Equipment financing	7	—	247	—	247	9	290
Total commercial	21	—	1,392	1,687	3,079	9	290
Residential mortgage	25	—	3,200	—	3,200	—	—
Home equity lines of credit	4	—	164	—	164	—	—
Residential construction	3	—	123	—	123	—	—
Consumer	3	—	11	—	11	—	—
Total loans	56	$—	$4,890	$1,687	$6,577	9	$290

Nine Months Ended September 30, 2020
Owner occupied commercial real estate	7	$—	$375	$1,536	$1,911	—	$—
Income producing commercial real estate	5	—	67	1,782	1,849	1	5,998
Commercial & industrial	3	—	193	15	208	2	633
Commercial construction	7	—	832	70	902	—	—
Equipment financing	143	—	4,152	—	4,152	15	600
Total commercial	165	—	5,619	3,403	9,022	18	7,231
Residential mortgage	36	—	4,122	—	4,122	—	—
Home equity lines of credit	4	—	164	—	164	—	—
Residential construction	3	—	123	—	123	—	—
Consumer	6	—	11	18	29	1	3
Total loans	214	$—	$10,039	$3,421	$13,460	19	$7,234

Three Months Ended September 30, 2019
Owner occupied commercial real estate	—	$—	$—	$—	$—	—	$—
Income producing commercial real estate	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—
Equipment financing	2	—	93	—	93	—	—
Total commercial	2	—	93	—	93	—	—
Residential mortgage	2	—	609	—	609	—	—
Home equity lines of credit	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Consumer direct	3	—	—	21	21	—	—
Indirect auto	4	—	—	101	101	—	—
Total loans	11	$—	$702	$122	$824	—	$—

Nine Months Ended September 30, 2019
Owner occupied commercial real estate	2	$—	$610	$—	$610	—	$—
Income producing commercial real estate	1	—	169	—	169	—	—
Commercial & industrial	1	—	—	7	7	—	—
Commercial construction	—	—	—	—	—	—	—
Equipment financing	3	—	113	—	113	—	—
Total commercial	7	—	892	7	899	—	—
Residential mortgage	11	—	1,784	—	1,784	1	135
Home equity lines of credit	1	—	50	—	50	—	—
Residential construction	1	—	—	21	21	1	13
Consumer direct	3	—	—	21	21	—	—
Indirect auto	15	—	—	262	262	—	—
Total loans	38	$—	$2,726	$311	$3,037	2	$148

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Allowance for Credit Losses
Since the adoption of ASC 326, the ACL for loans represents management’s estimate of life of loan credit losses in the portfolio as of the end of the period. The ACL related to unfunded commitments is included in other liabilities in the consolidated balance sheet.
The following table presents the balance and activity in the ACL by portfolio segment for the periods indicated (in thousands).

	Three Months Ended September 30,
	CECL						Incurred Loss
	2020						2019
	Beginning Balance	Initial ACL -PCD loans (1)	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied commercial real estate	$14,592	$1,779	$—	$725	$2,278	$19,374	$11,545	$—	$39	$(165)	$11,419
Income producing commercial real estate	21,699	1,208	(3,033)	1,248	13,916	35,038	11,020	(472)	41	473	11,062
Commercial & industrial	8,589	7,680	(303)	408	5,150	21,524	5,308	(898)	207	773	5,390
Commercial construction	14,514	74	(487)	658	92	14,851	10,318	—	247	(158)	10,407
Equipment financing	20,305	—	(2,418)	425	(3,136)	15,176	6,935	(1,376)	202	1,485	7,246
Residential mortgage	12,826	195	(13)	48	4,506	17,562	8,290	(264)	106	82	8,214
Home equity lines of credit	8,687	209	(44)	169	(300)	8,721	4,794	(287)	204	(28)	4,683
Residential construction	1,997	—	(26)	26	(229)	1,768	2,365	(13)	18	181	2,551
Consumer	460	7	(432)	511	(304)	242	855	(645)	226	441	877
Indirect auto	—	—	—	—	—	—	774	(125)	67	(51)	665
Total allowance for loan losses	103,669	11,152	(6,756)	4,218	21,973	134,256	62,204	(4,080)	1,357	3,033	62,514
Allowance for unfunded commitments	12,100	—	—	—	(180)	11,920	3,391	—	—	67	3,458
Total allowance for credit losses	$115,769	$11,152	$(6,756)	$4,218	$21,793	$146,176	$65,595	$(4,080)	$1,357	$3,100	$65,972

(1) Represents the initial ACL related to PCD loans acquired in the Three Shores transaction.

	Nine Months Ended September 30,
	CECL								Incurred Loss
	2020								2019
	Dec. 31, 2019 Balance	Adoption of CECL	Jan. 1, 2020 Balance	Initial ACL - PCD loans (1)	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Charge- Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied commercial real estate	$11,404	$(1,616)	$9,788	$1,779	$(6)	$2,225	$5,588	$19,374	$12,207	$(5)	$166	$(949)	$11,419
Income producing commercial real estate	12,306	(30)	12,276	1,208	(8,033)	1,430	28,157	35,038	11,073	(977)	127	839	11,062
Commercial & industrial	5,266	4,012	9,278	7,680	(8,118)	1,075	11,609	21,524	4,802	(3,833)	645	3,776	5,390
Commercial construction	9,668	(2,583)	7,085	74	(726)	916	7,502	14,851	10,337	(70)	804	(664)	10,407
Equipment financing	7,384	5,871	13,255	—	(6,366)	1,201	7,086	15,176	5,452	(3,810)	466	5,138	7,246
Residential mortgage	8,081	1,569	9,650	195	(347)	379	7,685	17,562	8,295	(433)	388	(36)	8,214
Home equity lines of credit	4,575	1,919	6,494	209	(162)	468	1,712	8,721	4,752	(653)	466	118	4,683
Residential construction	2,504	(1,771)	733	—	(80)	97	1,018	1,768	2,433	(263)	91	290	2,551
Consumer	901	(491)	410	7	(1,782)	1,028	579	242	853	(1,721)	672	1,073	877
Indirect auto	—	—	—	—	—	—	—	—	999	(502)	151	17	665
Total allowance for credit losses - loans	62,089	6,880	68,969	11,152	(25,620)	8,819	70,936	134,256	61,203	(12,267)	3,976	9,602	62,514
Allowance for unfunded commitments	3,458	1,871	5,329	—	—	—	6,591	11,920	3,410	—	—	48	3,458
Total allowance for credit losses	$65,547	$8,751	$74,298	$11,152	$(25,620)	$8,819	$77,527	$146,176	$64,613	$(12,267)	$3,976	$9,650	$65,972

(1) Represents the initial ACL related to PCD loans acquired in the Three Shores transaction.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

As of January 1, 2020 and September 30, 2020, United used a one-year reasonable and supportable forecast period. Expected credit losses were estimated using a regression model based on historical data from peer banks which incorporates a third party vendor’s economic forecast to predict the change in credit losses. These results were then combined with a starting value that was based on United’s recent default experience. At September 30, 2020, the forecast indicated a challenging economic environment due to high levels of unemployment, but also indicated mild improvement in the short term. The increase in the ACL compared to January 1, 2020 was primarily attributable to the worsening trends in the forecast at September 30, 2020 compared to the beginning of 2020, with the primary economic forecast driver being the change in unemployment claims due to policy decisions made in response to the COVID-19 pandemic. The forecasted economic outlook at September 30, 2020 improved compared to the forecast at June 30, 2020 due to actual economic performance in the interim time period, which contributed to a lower calculated ACL on certain portfolios, most notably equipment financing loans. United adjusted the economic forecast by eliminating the initial spike in unemployment to account for the impact of government stimulus programs, which mitigated some of the negative impact on forecasted losses. In addition, United used a model overlay for the economic forecast for residential mortgage loans and income producing commercial real estate to moderate losses in those portfolios. The overlay at September 30, 2020 was eased compared to the one used at June 30, 2020 which, combined with loan growth, led to a higher calculated ACL on residential mortgage loans and all other commercial loan categories, as well as a higher coverage ratio on many of these portfolios.

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

PPP loans were considered low risk assets due to the related 100% guarantee by the SBA and were therefore excluded from the calculation.

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

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received
Owner occupied commercial real estate	$18,759	$288	$290	$18,302	$846	$882
Income producing commercial real estate	10,906	144	153	12,941	523	529
Commercial & industrial	2,133	48	54	1,921	74	89
Commercial construction	3,316	38	39	3,029	113	114
Equipment financing	66	3	3	29	3	3
Total commercial	35,180	521	539	36,222	1,559	1,617
Residential mortgage	16,669	195	203	16,134	553	561
Home equity lines of credit	301	4	2	288	11	7
Residential construction	1,298	22	25	1,352	70	72
Consumer	204	4	4	197	11	11
Indirect auto	1,069	14	14	1,121	42	42
Total	$54,721	$760	$787	$55,314	$2,246	$2,310

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

The table below presents the fair value of derivative financial instruments as of the dates indicated as well as their classification on the consolidated balance sheets (in thousands):

	September 30, 2020		December 31, 2019
	Derivative Asset	Derivative Liability	Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Fair value hedge of brokered time deposits	$—	$—	$—	$880
Cash flow hedge of subordinated debt	2,735	—	—	—
Total	2,735	—	—	880
Derivatives not designated as hedging instruments:
Customer derivative positions	87,978	1	27,277	446
Dealer offsets to customer derivative positions	1	30,260	394	6,425
Risk participations	13	15	—	12
Mortgage banking - loan commitment	12,381	—	1,970	—
Mortgage banking - forward sales commitment	280	776	98	86
Bifurcated embedded derivatives	—	1,938	5,268	—
Dealer offsets to bifurcated embedded derivatives	—	529	—	7,667
Total	100,653	33,519	35,007	14,636

Total derivatives	$103,388	$33,519	$35,007	$15,516

Total gross derivative instruments	$103,388	$33,519	$35,007	$15,516
Less: Amounts subject to master netting agreements	(295)	(295)	(401)	(401)
Less: Cash collateral received/pledged	(2,466)	(31,676)	—	(14,933)
Net amount	$100,627	$1,548	$34,606	$182

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Hedging Derivatives

Cash Flow Hedges of Interest Rate Risk
United enters into cash flow hedges to mitigate exposure to the variability of future cash flows or other forecasted transactions. During the second quarter of 2020, United entered into three cash flow hedges using interest rate caps and swaps with an aggregate notional amount of $120 million to hedge the variability of cash flows due to changes in interest rates on certain of its variable-rate subordinated debt and trust preferred securities. United considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates. Therefore, changes in the fair value of these derivative instruments are recognized in other comprehensive income. Gains and losses related to changes in fair value are reclassified into earnings in the periods the hedged forecasted transactions occur. Losses representing amortization of the premium recorded on cash flow hedges, which is a component excluded from the assessment of effectiveness, are recognized in earnings on a straight-line basis in the same caption as the hedged item over the term of the hedge. Over the next twelve months United expects to reclassify $581,000 of losses from accumulated other comprehensive income into earnings related to these agreements.

At December 31, 2019, United had no active cash flow hedges. The loss remaining in other comprehensive income from prior hedges that had previously been de-designated was being amortized into earnings over the original term of the swaps as the forecasted transactions that the swaps were originally designated to hedge were still expected to occur. During the second quarter of 2019, United amortized the remaining balance of losses on terminated hedging positions from other comprehensive income, which was the only effect of cash flow hedges on the consolidated statements of income for the three and nine months ended September 30, 2019. See Note 13 for further detail.

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

At September 30, 2020 and December 31, 2019, United had two and four, respectively, interest rate swaps with an aggregate notional amount of $20.0 million and $37.9 million, respectively, that were designated as fair value hedges of fixed-rate brokered time deposits. The swaps involved the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements.

In certain cases, the estate of deceased brokered certificate of deposit holders may put the certificate of deposit back to United at par upon the death of the holder. When these events (estate puts) occur, a gain or loss is recognized for the difference between the fair value and the par amount of the deposits put back. The change in the fair value of brokered time deposits that are being hedged in fair value hedging relationships reported in the table above includes gains and losses from estate puts.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The table below presents the effect of derivatives in hedging relationships on the consolidated statement of income for the periods indicated (in thousands).

	Interest expense
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total amounts presented in the consolidated statements of income	$13,319	$21,277	$45,561	$63,531

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	24	(97)	51	(300)
Recognized on derivatives	(114)	71	1,068	671
Recognized on hedged items	(5)	(55)	(996)	(668)
Net income (expense) recognized on fair value hedges	(95)	(81)	123	(297)

Gains (losses) on active cash flow hedging relationships (1):
Interest rate contracts:
Realized gains (losses) reclassified from AOCI into net income (2)	$(130)	$—	$(197)	$—
Net income (expense) recognized on cash flow hedges	$(130)	$—	$(197)	$—
 (1) Excludes amortization of losses related to de-designated cash flow hedges. See Note 13 for further detail.
(2) Includes $119,000 and $211,000 of premium amortization expense excluded from the assessment of hedge effectiveness for the three and nine months ended September 30, 2020, respectively.

The table below presents the carrying amount of hedged fixed-rate brokered time deposits and cumulative fair value hedging adjustments included in the carrying amount of the hedged liability for the periods presented (in thousands).

	September 30, 2020		December 31, 2019
Balance Sheet Location	Carrying amount of Assets (Liabilities)	Hedge Accounting Basis Adjustment	Carrying amount of Assets (Liabilities)	Hedge Accounting Basis Adjustment
Deposits	$(20,324)	$(351)	$(35,880)	$645

Derivatives Not Designated as Hedging Instruments
Customer derivative positions include swaps, caps, and collars between United and certain commercial loan customers with offsetting positions to dealers under a back-to-back program. In addition, United occasionally enters into credit risk participation agreements with counterparty banks to accept or transfer a portion of the credit risk related to interest rate swaps. The agreements, which are typically executed in conjunction with a participation in a loan with the same customer, allow customers to execute an interest rate swap with one bank while allowing for the distribution of the credit risk among participating members.

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

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Customer derivatives, dealer offsets and risk participations	Other noninterest income	$2,258	$648	$4,846	$2,371
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	65	—	(158)	144
De-designated hedges	Other noninterest income	—	—	—	(193)
Mortgage banking derivatives	Mortgage loan revenue	(2,554)	(49)	(2,454)	(987)
		$(231)	$599	$2,234	$1,335

Credit-Risk-Related Contingent Features
United manages its credit exposure on derivatives transactions by entering into a bilateral credit support agreement with each non-customer counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty.

United’s agreements with each of its derivative counterparties provide that if either party defaults on any of its indebtedness, then it could also be declared in default on its derivative obligations. The agreements with derivative counterparties also include provisions that if not met, could result in United being declared in default. United has agreements with certain of its derivative counterparties that provide that if United fails to maintain its status as a well-capitalized institution or is subject to a prompt corrective action directive, the counterparty could terminate the derivative positions and United would be required to settle its obligations under the agreements. Derivatives that are centrally cleared do not have credit-risk-related features that would require additional collateral if United’s credit rating were downgraded.

Note 7 – Goodwill and Other Intangible Assets

Goodwill represents the premium paid for acquired companies above the net fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Goodwill is not amortized, but is assessed for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment, referred to as a triggering event. Upon the occurrence of a triggering event, accounting guidance allows for an assessment of qualitative factors to determine whether it is more likely than not, or a greater than 50% likelihood, that the fair value of the entity is less than its carrying amount, including goodwill. When it is more likely than not that impairment has occurred, management is required to perform a quantitative analysis and, if necessary, adjust the carrying amount of goodwill by recording a goodwill impairment loss.

Since the latter part of the first quarter of 2020, as a result of market concerns about the potential impact of COVID-19, United’s stock price declined such that it traded below book value for much of the first nine months of 2020. United generally performs its annual goodwill impairment assessment during the fourth quarter of each year, using data as of the end of the third quarter; however, as a result of this triggering event, management has qualitatively assessed and concluded that there was not a greater than 50% likelihood that United’s fair value was less than its carrying amount as of September 30, 2020, given the anticipated short duration of the change in macroeconomic conditions and excess of value as of the latest annual assessment performed as of September 30, 2019. Management will continue to monitor and assess the impact of the pandemic on the Company’s value as part of the annual goodwill assessment in the fourth quarter.

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands):

	September 30, 2020	December 31, 2019
Core deposit intangible	$36,162	$32,802
Less: accumulated amortization	(21,106)	(17,980)
Net core deposit intangible	15,056	14,822
Goodwill	369,018	327,425
Total goodwill and other intangible assets, net	$384,074	$342,247

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of changes in the carrying amounts of goodwill (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
2020	Goodwill	Accumulated Impairment Losses	Goodwill, net of Accumulated Impairment Losses	Goodwill	Accumulated Impairment Losses	Goodwill, net of Accumulated Impairment Losses
Balance, beginning of period	$633,015	$(305,590)	$327,425	$633,015	$(305,590)	$327,425
Acquisition of Three Shores	41,593	—	41,593	41,593	—	41,593
Balance, end of period	$674,608	$(305,590)	$369,018	$674,608	$(305,590)	$369,018

2019
Balance, beginning of period	$633,015	$(305,590)	$327,425	$612,702	$(305,590)	$307,112
Acquisition of FMBT	—	—	—	20,313	—	20,313
Balance, end of period	$633,015	$(305,590)	$327,425	$633,015	$(305,590)	$327,425

The estimated aggregate amortization expense for future periods for core deposit intangibles is as follows (in thousands):

Year
Remainder of 2020	$1,042
2021	3,622
2022	2,915
2023	2,321
2024	1,834
Thereafter	3,322
Total	$15,056

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019	Issue Date	Stated Maturity Date	Earliest Call Date	Interest Rate
Obligations of the Bank and its Subsidiaries:
2026 subordinated debentures	$15,000	$—	2016	2026	2021	5.875% through August 2021, 3-month LIBOR plus 4.70% thereafter
	$15,000	$—

Obligations of the Holding Company:
2022 senior debentures	$50,000	$50,000	2015	2022	2020	5.000% through August 13, 2020, 3-month LIBOR plus 3.814% thereafter
2027 senior debentures	35,000	35,000	2015	2027	2025	5.500% through August 13, 2025, 3-month LIBOR plus 3.71% thereafter
2030 senior debentures	100,000	—	2020	2030	2025	5.00% through June 15, 2025, 3-month SOFR plus 4.87% thereafter
Total senior debentures	185,000	85,000

2028 subordinated debentures	100,000	100,000	2018	2028	2023	4.500% through January 30, 2023, 3-month LIBOR plus 2.12% thereafter
2025 subordinated debentures	11,250	11,250	2015	2025	2020	6.250%
Total subordinated debentures	111,250	111,250

Southern Bancorp Capital Trust I	4,382	4,382	2004	2034	2009	Prime plus 1.00%
Tidelands Statutory Trust I	8,248	8,248	2006	2036	2011	3-month LIBOR plus 1.38%
Four Oaks Statutory Trust I	12,372	12,372	2006	2036	2011	3-month LIBOR plus 1.35%
Total trust preferred securities	25,002	25,002
Less discount	(9,549)	(8,588)
Total long-term debt	$326,703	$212,664

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

Subordinated Debentures
The Bank assumed, as part of the Three Shores acquisition, $15.0 million aggregate principal amount of subordinated debentures (the “2026 subordinated debentures”). The 2026 subordinated debentures are redeemable by the issuer, in whole or in part, on or after September 1, 2021 at a redemption price equal to 100% of the principal amount to be redeemed, plus accrued but unpaid interest, and will mature on September 1, 2026.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The 2025 subordinated debentures are due on November 30, 2025, but United may prepay the notes at any time after November 30, 2020, subject to compliance with applicable laws.

The subordinated debentures qualify as Tier 2 regulatory capital.

Trust Preferred Securities
Beginning in the third quarter of 2020, trust preferred securities qualify as Tier 2 capital for United under risk based capital guidelines, subject to certain limitations. Prior to that date, trust preferred securities qualified as Tier 1 capital. The trust preferred securities are mandatorily redeemable upon maturity, or upon earlier redemption as provided in the indentures governing such securities.

Note 9 - Operating Leases

United’s leases for which it is the lessee consist of operating leases for land, buildings, and equipment. Payments related to these leases consist primarily of base rent and, in the case of building leases, additional operating costs associated with the leased property such as common area maintenance and utilities. In most cases, these operating costs vary over the term of the lease, and therefore are classified as variable lease costs, which are recognized as incurred in the consolidated statement of income. In addition, certain operating leases include costs such as property tax, sales tax, and insurance, which are recognized as incurred in the consolidated statement of income. Many of United’s operating leases contain renewal options, which are included in the measurement of the right-of-use asset and lease liability only to the extent they are reasonably certain to be exercised. United also subleases and leases certain real estate properties to third parties under operating leases. The following table presents the balances of United’s right-of-use asset and operating lease liability for the periods indicated (in thousands).

	Balance Sheet Location	September 30, 2020	December 31, 2019
Right-of-use asset	Other assets	$32,180	$19,894
Operating lease liability	Other liabilities	33,968	22,039

During the nine months ended September 30, 2020, United obtained building and office space right-of-use assets resulting in an increase in its operating lease liability of $16.3 million. Leases assumed as part of the Three Shores transaction accounted for $15.1 million of the increase.

The table below presents the operating lease income and expense recognized for the periods indicated (in thousands).

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location	2020	2019	2020	2019
Operating lease cost	Occupancy expense	$1,947	$1,272	$4,500	$3,783
Variable lease cost	Occupancy expense	264	112	493	336
Short-term lease cost	Occupancy expense	27	52	80	92
Total lease cost		$2,238	$1,436	$5,073	$4,211

Sublease income and rental income from owned properties under operating leases	Other noninterest income	$263	$261	$792	$886

As of September 30, 2020, the weighted average remaining lease term and weighted average discount rate of operating leases was 5.78 years and 1.84%, respectively. Absent a readily determinable interest rate in the lease agreement, the discount rate applied to each individual lease obligation was United’s incremental borrowing rate for secured borrowings.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

As of September 30, 2020, future minimum lease payments under operating leases were as follows (in thousands):

Year
Remainder of 2020	$1,365
2021	8,057
2022	7,493
2023	6,793
2024	3,295
Thereafter	8,746
Total	35,749
Less discount	(1,781)
Present value of lease liability	$33,968

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

September 30, 2020	Level 1	Level 2	Level 3	Total
Assets:
Debt securities available-for-sale:
U.S. Treasuries	$128,534	$—	$—	$128,534
U.S. Government agencies	—	51,745	—	51,745
State and political subdivisions	—	259,176	—	259,176
Residential mortgage-backed securities	—	1,299,804	—	1,299,804
Commercial mortgage-backed securities	—	394,517	—	394,517
Corporate bonds	—	97,520	1,750	99,270
Asset-backed securities	—	457,402	—	457,402
Equity securities with readily available fair values	573	830	—	1,403
Mortgage loans held for sale	—	128,587	—	128,587
Deferred compensation plan assets	9,001	—	—	9,001
Servicing rights for SBA/USDA loans	—	—	6,761	6,761
Residential mortgage servicing rights	—	—	14,367	14,367
Derivative financial instruments	—	90,590	12,798	103,388
Total assets	$138,108	$2,780,171	$35,676	$2,953,955

Liabilities:
Deferred compensation plan liability	$9,007	$—	$—	$9,007
Derivative financial instruments	—	31,037	2,482	33,519
Total liabilities	$9,007	$31,037	$2,482	$42,526

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Debt securities available-for-sale
U.S. Treasuries	$154,618	$—	$—	$154,618
U.S. Agencies	—	3,035	—	3,035
State and political subdivisions	—	226,490	—	226,490
Residential mortgage-backed securities	—	1,299,025	—	1,299,025
Commercial mortgage-backed securities	—	284,953	—	284,953
Corporate bonds	—	202,093	998	203,091
Asset-backed securities	—	103,369	—	103,369
Equity securities with readily available fair values	1,973	—	—	1,973
Mortgage loans held for sale	—	58,484	—	58,484
Deferred compensation plan assets	8,133	—	—	8,133
Servicing rights for SBA/USDA loans	—	—	6,794	6,794
Residential mortgage servicing rights	—	—	13,565	13,565
Derivative financial instruments	—	27,769	7,238	35,007
Total assets	$164,724	$2,205,218	$28,595	$2,398,537

Liabilities:
Deferred compensation plan liability	$8,132	$—	$—	$8,132
Derivative financial instruments	—	6,957	8,559	15,516
Total liabilities	$8,132	$6,957	$8,559	$23,648

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table shows a reconciliation of the beginning and ending balances for the periods indicated for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	2020					2019
	Derivative Assets	Derivative Liabilities	Servicing rights for SBA/USDA loans	Residential mortgage servicing rights	Debt Securities Available-for-Sale	Derivative Assets	Derivative Liabilities	Servicing rights for SBA/USDA loans	Residential mortgage servicing rights	Debt Securities Available-for-Sale
Three Months Ended September 30,
Balance at beginning of period	$12,107	$2,569	$6,034	$12,492	$1,000	$7,744	$9,012	$7,380	$10,679	$995
Additions	99	—	296	3,055	750	—	—	486	1,789	—
Sales and settlements	—	—	(100)	(723)	—	—	—	(286)	(416)	—
Other comprehensive income	—	—	—	—	—	—	—	—	—	3
Amounts included in earnings - fair value adjustments	592	(87)	531	(457)	—	(1,501)	(2,299)	(334)	(963)	—
Balance at end of period	$12,798	$2,482	$6,761	$14,367	$1,750	$6,243	$6,713	$7,246	$11,089	$998

Nine Months Ended September 30,
Balance at beginning of period	$7,238	$8,559	$6,794	$13,565	$998	$11,841	$15,732	$7,510	$11,877	$995
Additions	106	—	694	8,387	1,750	—	—	1,266	3,880	—
Transfers into Level 3	583	—	—	—	—	—	—	—	—	—
Sales and settlements	—	—	(441)	(1,898)	(1,000)	(1,135)	(2,330)	(837)	(719)	—
Other comprehensive income	—	—	—	—	2	—	—	—	—	3
Amounts included in earnings - fair value adjustments	4,871	(6,077)	(286)	(5,687)	—	(4,463)	(6,689)	(693)	(3,949)	—
Balance at end of period	$12,798	$2,482	$6,761	$14,367	$1,750	$6,243	$6,713	$7,246	$11,089	$998

The following table presents quantitative information about Level 3 fair value measurements for fair value on a recurring basis as of the dates indicated.

			Weighted Average
Level 3 Assets and Liabilities	Valuation Technique		September 30, 2020	December 31, 2019
		Unobservable Inputs
Servicing rights for SBA/USDA loans	Discounted cash flow	Discount rate	7.6%	12.3%
		Prepayment rate	18.2%	16.5%
Residential mortgage servicing rights	Discounted cash flow	Discount rate	10.0%	10.0%
		Prepayment rate	18.7%	14.1%
Corporate bonds	Indicative bid provided by a broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and similar financing transactions executed in the market	N/A	N/A
Derivative assets - customer derivative positions	Internal model	Probability of default rate	53.7%	N/A
		Loss given default rate	100%	N/A
Derivative assets - mortgage	Internal model	Pull through rate	83.2%	83.6%
Derivative assets and liabilities - other	Dealer priced	Dealer priced	N/A	N/A
Derivative assets & liabilities - risk participations	Internal model	Probable exposure rate	1.05%	0.36%
		Probability of default rate	1.88%	1.80%

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

	Mortgage Loans Held for Sale
	September 30, 2020	December 31, 2019
Outstanding principal balance	$121,687	$56,613
Fair value	128,587	58,484

	Amount of Gain (Loss) Recognized on Mortgage Loans Held for Sale
Location	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Mortgage loan gains and other related fees	$1,758	$(2)	$5,029	$873

Changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of all assets that were still held as of September 30, 2020 and December 31, 2019, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented (in thousands).

	Level 1	Level 2	Level 3	Total
September 30, 2020
Loans	$—	$—	$16,350	$16,350

December 31, 2019
Loans	$—	$—	$20,977	$20,977

Loans that are reported above as being measured at fair value on a nonrecurring basis are generally impaired loans that have either been partially charged off or have specific reserves assigned to them. Nonaccrual loans that are collateral dependent are generally written down to 80% of appraised value, which considers the estimated costs to sell. Specific reserves that are established based on appraised value of collateral are considered nonrecurring fair value adjustments as well. When the fair value of the collateral is based on an observable market price or a current appraised value, United records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, United records the impaired loan as nonrecurring Level 3.

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

		Fair Value Level
	Carrying Amount	Level 1	Level 2	Level 3	Total
September 30, 2020
Assets:
Securities held-to-maturity	$398,373	$—	$413,820	$—	$413,820
Loans and leases, net	11,664,654	—	—	11,651,643	11,651,643

Liabilities:
Deposits	14,603,376	—	14,604,902	—	14,604,902
Long-term debt	326,703	—	—	332,869	332,869

December 31, 2019
Assets:
Securities held-to-maturity	$283,533	$—	$287,904	$—	$287,904
Loans and leases, net	8,750,464	—	—	8,714,592	8,714,592

Liabilities:
Deposits	10,897,244	—	10,897,465	—	10,897,465
Long-term debt	212,664	—	—	217,665	217,665

Note 11 – Common and Preferred Stock
In November of 2019, United’s Board of Directors authorized an expansion of the existing common stock repurchase plan to authorize the repurchase of its common stock up to $50 million. The program is scheduled to expire on the earlier of United’s repurchase of its common stock having an aggregate purchase price of $50 million or December 31, 2020. Under the program, shares may be repurchased in the open market or in privately negotiated transactions, from time to time, subject to market conditions. No shares were repurchased during the three months ended September 30, 2020. During the three months ended September 30, 2019, 195,443 shares were repurchased under the program. During the nine months ended September 30, 2020 and 2019, 826,482 and 500,495 shares, respectively, were repurchased. As of September 30, 2020, United had remaining authorization to repurchase up to $29.2 million of outstanding common stock under the program.
During 2020, United issued $100 million, or 4,000 shares, of Series I perpetual non-cumulative preferred stock (“Preferred Stock”) with a dividend rate of 6.875% per annum for net proceeds of $96.4 million and corresponding depositary shares each representing a 1/1,000th interest in one share of Preferred Stock. If declared, dividends are payable quarterly in arrears. The Preferred Stock has no stated maturity and redemption is solely at the option of United in whole, but not in part, upon the occurrence of a regulatory capital treatment event, as defined. In addition, the Preferred Stock may be redeemed on or after September 15, 2025 at a cash redemption price equal to $25,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends. As of September 30, 2020, the Preferred Stock had a carrying amount of $96.4 million.

Note 12 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of various share-based compensation. Options granted under the plan have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options and restricted stock

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

unit awards provide for accelerated vesting if there is a change in control (as defined in the plan document). As of September 30, 2020, 921,000 additional awards could be granted under the plan.

The following table shows stock option activity for the first nine months of September 30, 2020.

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2019	1,500	$27.95
Expired	(1,500)	27.95
Outstanding at September 30, 2020	—	—	0.00	$—

Exercisable at September 30, 2020	—	—	0.00	—

The fair value of each option is estimated on the date of grant using the Black-Scholes model. No stock options were granted during the nine months ended September 30, 2020 and 2019. United recognized no compensation expense related to stock options during the nine months ended September 30, 2020 and 2019.

The table below presents restricted stock unit activity for the first nine months of September 30, 2020.

Restricted Stock Unit Awards	Shares	Weighted- Average Grant- Date Fair Value	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2019	808,424	$27.94
Granted	426,107	18.99
Vested	(249,936)	26.50		$5,379
Cancelled	(28,691)	26.08
Outstanding at September 30, 2020	955,904	24.11	3.4	16,183

Compensation expense for restricted stock units and performance stock units without market conditions is based on the market value of United’s common stock on the date of grant. Compensation expense for performance stock units with market conditions is based on the grant date per share fair market value, which was estimated using the Monte Carlo Simulation valuation model. United recognizes the impact of forfeitures as they occur. The value of restricted stock unit and performance stock unit awards is amortized into expense over the service period. For the nine months ended September 30, 2020 and 2019, expense of $5.57 million and $7.40 million, respectively, was recognized related to restricted stock unit and performance stock unit awards granted to United employees. Of the expense related to restricted stock unit awards during the nine months ended September 30, 2019, $1.38 million related to the modification of existing awards resulting from an acceleration of vesting of awards due to retirement and $740,000 related to awards granted in conjunction with an acquisition, both of which were recognized in merger-related and other charges in the consolidated statement of income. The remaining expense of $5.28 million for the nine months ended September 30, 2019 was recognized in salaries and employee benefits expense, as was the entire amount for the nine months ended September 30, 2020. In addition, for the nine months ended September 30, 2020 and 2019, $367,000 and $283,000, respectively, was recognized in other operating expense for restricted stock unit awards granted to members of United’s Board of Directors.

A deferred income tax benefit related to stock-based compensation expense of $1.52 million and $1.96 million was included in the determination of income tax expense for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, there was $16.1 million of unrecognized expense related to non-vested restricted stock unit and performance stock unit awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.7 years. As of September 30, 2020, there was no unrecognized expense related to non-vested stock options granted under the plan.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 13 – Reclassifications Out of Accumulated Other Comprehensive Income

The following table presents the details regarding amounts reclassified out of accumulated other comprehensive income for the periods indicated (in thousands). Amounts shown in parentheses reduce earnings.

Details about Accumulated Other Comprehensive Income Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2020	2019	2020	2019
Realized gains (losses) on available-for-sale securities:
	$746	$—	$746	$(118)	Securities gains (losses), net
	(191)	—	(191)	30	Income tax (expense) benefit
	$555	$—	$555	$(88)	Net of tax

Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity:
	$(544)	$(105)	$(723)	$(282)	Investment securities interest revenue
	130	25	173	67	Income tax benefit
	$(414)	$(80)	$(550)	$(215)	Net of tax

Reclassifications related to derivative financial instruments accounted for as cash flow hedges:
Interest rate contracts	$(130)	$—	$(197)	$—	Long-term debt interest expense
Amortization of losses on de-designated positions	—	—	—	(102)	Deposit interest expense
Amortization of losses on de-designated positions	—	—	—	(235)	Other expense
	(130)	—	(197)	(337)	Total before tax
	33	—	50	86	Income tax benefit
	$(97)	$—	$(147)	$(251)	Net of tax

Reclassifications related to defined benefit pension plan activity:
Prior service cost	$(133)	$(158)	$(398)	$(476)	Salaries and employee benefits expense
Actuarial losses	(82)	(16)	(245)	(45)	Other expense
Termination of defined benefit pension plan	—	(1,558)	—	(1,558)	Merger-related and other charges
	(215)	(1,732)	(643)	(2,079)	Total before tax
	55	443	164	531	Income tax benefit
	$(160)	$(1,289)	$(479)	$(1,548)	Net of tax

Total reclassifications for the period	$(116)	$(1,369)	$(621)	$(2,102)	Net of tax

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 14 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$47,607	$48,362	$104,587	$136,709
Dividends on preferred stock	(1,814)	—	(1,814)	—
Dividends and undistributed earnings allocated to unvested shares	(356)	(351)	(779)	(982)
Net income available to common shareholders	$45,437	$48,011	$101,994	$135,727

Weighted average shares outstanding:
Basic	87,129	79,663	81,815	79,714
Effect of dilutive securities
Stock options	—	1	—	1
Restricted stock units	76	3	61	3
Diluted	87,205	79,667	81,876	79,718

Net income per common share:
Basic	$0.52	$0.60	$1.25	$1.70
Diluted	$0.52	$0.60	$1.25	$1.70

At September 30, 2019, United excluded 1,000 potentially dilutive shares of common stock issuable upon exercise of stock options with a weighted average exercise price of $30.45 from the computation of diluted earnings per share because of their antidilutive effect.

Note 15 – Regulatory Matters

As of September 30, 2020, United and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time. To be categorized as well-capitalized at September 30, 2020, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at such time, as set forth in the table below, and have met certain other requirements. Management believes that United and the Bank exceeded all well-capitalized requirements at September 30, 2020, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.

Pursuant to the CARES Act, United has adopted relief provided by federal banking regulatory agencies for the delay of the adverse capital impact of CECL at adoption and during the subsequent two-year period after adoption. This optional two-year delay is followed by an optional three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. Under the transition provision, the amount of aggregate capital benefit is phased out by 25% each year with the full impact of adoption completely recognized by the beginning of the sixth year after adoption.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Regulatory capital ratios at September 30, 2020 and December 31, 2019, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under prompt corrective action provisions in effect at such times are presented below for United and the Bank (dollars in thousands):

			United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum (1)	Well Capitalized	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Risk-based ratios:
Common equity tier 1 capital	4.5%	6.5%	12.31%	12.97%	13.20%	14.87%
Tier 1 capital	6.0	8.0	13.12	13.21	13.20	14.87
Total capital	8.0	10.0	15.27	15.01	14.21	15.54
Leverage ratio	4.0	5.0	9.38	10.34	9.42	11.63

Common equity tier 1 capital			$1,459,152	$1,275,148	$1,559,356	$1,458,720
Tier 1 capital			1,555,574	1,299,398	1,559,356	1,458,720
Total capital			1,810,503	1,476,302	1,678,689	1,524,267
Risk-weighted assets			11,857,146	9,834,051	11,815,993	9,810,477
Average total assets for the leverage ratio			16,583,232	12,568,563	16,554,227	12,545,254
(1) As of September 30, 2020 and December 31, 2019 the additional capital conservation buffer in effect was 2.50%

Note 16 – Commitments and Contingencies

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

The following table summarizes the contractual amount of off-balance sheet instruments as of the dates indicated (in thousands).

	September 30, 2020	December 31, 2019
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$2,993,692	$2,126,275
Letters of credit	32,702	22,533

United holds minor investments in certain limited partnerships for Community Reinvestment Act purposes. As of September 30, 2020, United had committed to fund an additional $9.81 million related to future capital calls that are not reflected in the consolidated balance sheet.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 17 - Subsequent Events

On November 5, 2020, United’s Board of Directors approved a regular quarterly cash dividend of $0.18 per common share and a preferred stock dividend of $429.6875 per preferred share (equivalent to $0.4296875 per depositary share, or 1/1000 interest per share). The common stock dividend is payable January 5, 2021, to shareholders of record on December 15, 2020. The preferred stock dividend is payable December 15, 2020, to shareholders of record on November 30, 2020.

In addition, the Board of Directors authorized an increase in the Company’s share repurchase program to $50 million of its outstanding common shares and extended the expiration of the authorization to December 31, 2021.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at September 30, 2020 and December 31, 2019 and our results of operations for the three and nine months ended September 30, 2020 and September 30, 2019. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. Unless the context otherwise requires, the terms “we,” “our,” “us” or “United” refer to United Community Banks, Inc. and its direct and indirect subsidiaries, including United Community Bank, which we sometimes refer to as “the Bank,” “our bank subsidiary” or “our bank.” References to the “Holding Company” refer to United Community Banks, Inc. on an unconsolidated basis. The following discussion and analysis should be read along with our consolidated financial statements and related notes included in Part I - Item 1 of this Quarterly Report on Form 10-Q, “Cautionary Note Regarding Forward-Looking Statements” and the risk factors discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “2019 10-K”), as supplemented by those incorporated by reference in Part II, Item 1A of this Quarterly Report on Form 10-Q, and the other reports we have filed with the SEC after we filed the 2019 10-K.

Overview

We offer a wide array of commercial and consumer banking services and investment advisory services through a 163-banking office network throughout Florida, Georgia, South Carolina, North Carolina and Tennessee. We have grown organically as well as through strategic acquisitions. On July 1, 2020, we acquired Three Shores Bancorporation, Inc. (“Three Shores”) including its wholly-owned banking subsidiary, Seaside National Bank & Trust (“Seaside”), headquartered in Orlando, Florida. Seaside was a premier commercial lender with a strong wealth management platform and operated a 14-branch network located in key Florida metropolitan markets. We acquired $2.13 billion of assets and assumed $1.99 billion of liabilities in the acquisition.

Recent Developments
During the first nine months of 2020, global financial markets experienced significant volatility resulting from the spread of a novel coronavirus known as COVID-19. In March of 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has materially restricted the level of economic activity in our markets. In response to the pandemic, the governments of the states in which we have branches and of most other states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These measures have dramatically increased unemployment in the United States and have negatively impacted many businesses, and thereby threatened the repayment ability of some of our borrowers.

To address the economic impact in the United States, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act includes a number of provisions that affect us, including accounting relief for troubled debt restructurings (“TDRs”) and relief for the effect of current expected credit losses accounting standard (“CECL”) implementation on regulatory capital. The CARES Act also establishes the Paycheck Protection Program (“PPP”) through the Small Business Administration (“SBA”), which allows us to lend money to small businesses to maintain employee payrolls and pay other qualified expenses during the crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the proceeds are used for payroll and other permitted expenses in accordance with the requirements of the PPP, and the borrower meets certain other requirements.

The Federal Reserve also took additional steps to bolster the economy by, among other things, reducing the federal funds rate and the discount-window borrowing rate to near zero.

In response to the pandemic, we have implemented protocols and processes to help protect our employees, customers and communities. These measures have included:

•Temporarily operating our branches under a drive-through model with appointment-only lobby service, leveraging our business continuity plans and capabilities that include critical operations teams being divided and dispersed to separate locations and, when possible, having employees work from home;
•Offering assistance to our customers affected by the COVID-19 pandemic, including payment deferrals, waiving certain fees, suspending property foreclosures, and participating in the CARES Act and lending programs for businesses, including the SBA PPP;
•Temporarily suspending common stock repurchases to maximize capital and liquidity resources; and
•Issuing $100 million of non-cumulative perpetual preferred stock and $100 million of senior debentures to ensure our capital ratios and liquidity remain strong throughout the rapidly changing economic conditions.

In connection with reviewing our financial condition in light of the pandemic, we evaluated certain assets, including goodwill and other intangibles, for potential impairment. Based upon our most recent review as of September 30, 2020, no impairments have occurred. We have also elected to delay for two years the phase-in of the capital impact from our adoption of CECL, the new accounting standard on credit losses. For more information, see Capital Resources and Dividends.
We have implemented various consumer and commercial loan modification programs to provide our borrowers relief from the economic impacts of COVID-19. Based on guidance in the CARES Act, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from TDR classification under accounting principles generally accepted in the United States of America (“GAAP”). In addition, the bank regulatory agencies issued interagency guidance stating that COVID-19 related short-term modifications (i.e., payment deferrals of six months or less) granted to loans that were current as of the loan modification program implementation date are not new TDRs. For more information, see Table 10 - COVID-19 Deferrals.
Given the unprecedented uncertainty and rapidly evolving economic effects and social impacts of the COVID-19 pandemic, the future direct and indirect impact on our business, results of operations and financial condition are highly uncertain. Should current economic conditions persist or continue to deteriorate, we expect that this macroeconomic environment will have a continued adverse effect on our business and results of operations, which could include, but not be limited to: decreased demand for our products and services, protracted periods of lower interest rates, increased noninterest expenses, operational losses, and increased credit losses due to deterioration in the financial condition of our consumer and commercial borrowers, including declining asset and collateral values, which may continue to increase our provision for credit losses and net charge-offs.
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
Financial Highlights
At September 30, 2020, we had total consolidated assets of $17.2 billion, total loans of $11.8 billion, total deposits of $14.6 billion, and shareholders’ equity of $1.97 billion. We reported net income of $47.6 million, or $0.52 per diluted share, for the third quarter of 2020, compared to net income of $48.4 million, or $0.60 per diluted share, for the third quarter of 2019. For the nine months ended September 30, 2020, we reported net income of $105 million, or $1.25 per diluted share, compared to $137 million, or $1.70 per diluted share, for the first nine months of 2019. The decreases in net income and earnings per share from 2019 reflect the economic impact of the COVID-19 pandemic.

Net interest revenue increased to $128 million for the third quarter of 2020, compared to $119 million for the third quarter of 2019. The net interest margin decreased to 3.27% for the three months ended September 30, 2020 from 4.12% for the same period in 2019. For the nine months ended September 30, 2020, net interest revenue was $356 million and the net interest margin was 3.55% compared to net interest revenue of $353 million and net interest margin of 4.11% for the same period in 2019. The decreases in net interest margin were primarily due to the effect of falling interest rates on our asset sensitive balance sheet, which more than offset the positive impact of continued growth of our loan portfolio and the reduction of borrowed funds since September 30, 2019.

The provision for credit losses was $21.8 million for the third quarter of 2020, compared to $3.10 million for the third quarter of 2019. For the nine months ended September 30, 2020, the provision for credit losses was $77.5 million, compared to $9.65 million for the same period in 2019. The increase in provision expense for the third quarter and first nine months of 2020 reflected higher expected losses resulting primarily from the adoption of CECL and the macroeconomic effects of the COVID-19 pandemic on our CECL calculation, as well as the establishment of the initial allowance for credit losses (“ACL”) on non-purchased credit deteriorated loans and unfunded commitments acquired from Three Shores. As a result, as of September 30, 2020, our ACL on loans was $134 million, or 1.14% of loans, compared to $62.1 million, or 0.70% of loans, at December 31, 2019. Net charge-offs for the third quarter of 2020 were $2.54 million compared to $2.72 million for the same period in 2019. At September 30, 2020 and December 31, 2019, nonperforming assets of $50.0 million and $35.8 million, respectively, were 0.29% and 0.28% of total assets, respectively.

Noninterest income of $48.7 million for the third quarter of 2020 was up $19.7 million, or 68%, from the third quarter of 2019. The increase was primarily attributable to an increase in mortgage origination activity that resulted in a $16.5 million increase in mortgage fees. We closed $569 million in mortgage loans in the third quarter of 2020 compared with $330 million a year ago. Continued demand for customer derivative products in the low interest rate environment and the addition of Three Shores’ wealth management business also contributed to the increase in noninterest income for the third quarter of 2020. These increases were partially offset by decreases in service charges and fees driven mostly by a reduction in overdraft transaction volume. For the first nine months of 2020, total noninterest income was up $40.2 million compared to the same period of 2019, mostly driven by the same factors affecting the quarter.

For the third quarter and first nine months of 2020, noninterest expenses of $96.0 million and $261 million, respectively, increased $13.1 million and $20.7 million, respectively, from the same periods of 2019. Much of the increase reflects the inclusion of Three Shores’ operating expenses. However, we also had increases in mortgage commissions and merit-based salary increases (awarded during the second quarter of 2020), which increased our salaries and employee benefit expense. We also made $1.50 million in charitable contributions to our newly formed United Community Bank Foundation, which elevated our advertising and public relations expense. In addition, FDIC assessments and other regulatory charges for the third quarter and nine months ended September 30, 2019, reflected a one-time $1.38 million credit, decreasing our expense for 2019.

Critical Accounting Policies

Our accounting and reporting policies are in accordance with accounting principles generally accepted in the United States (“GAAP”) and conform to general practices within the banking industry. Except as described below, there have been no significant changes to the Critical Accounting Policies as described in our 2019 10-K.
Allowance for Credit Losses
Since the adoption of CECL on January 1, 2020, the ACL represents management’s estimate of credit losses for the remaining estimated life of financial instruments, with particular applicability on our balance sheet to loans and unfunded loan commitments. Estimating the amount of the ACL requires significant judgment and the use of estimates related to historical experience, current conditions, reasonable and supportable forecasts, and the value of collateral on collateral-dependent loans. The loan portfolio also represents the largest asset type on our consolidated balance sheet. Loan losses are charged against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.
There are many factors affecting the ACL; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all the potential factors that could potentially result in credit losses, the process includes subjective elements and is susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect our earnings or financial position in future periods.
Additional information on the loan portfolio and ACL can be found in the sections of Management’s Discussion and Analysis titled “Asset Quality and Risk Elements” and “Nonperforming Assets.” Note 1 to the consolidated financial statements includes additional information on accounting policies related to the ACL.

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

Results of Operations

We reported net income and diluted earnings per common share of $47.6 million and $0.52, respectively, for the third quarter of 2020. This compared to net income and diluted earnings per common share of $48.4 million and $0.60, respectively, for the same period in 2019. For the nine months ended September 30, 2020, we reported net income and diluted earnings per share of $105 million and $1.25, respectively, compared to net income and diluted earnings per share of $137 million and $1.70, respectively, for the same period in 2019.

We reported net income - operating (non-GAAP) of $50.4 million and $108 million for the third quarter and first nine months of 2020, compared to $50.4 million and $142 million for the same periods in 2019. For the third quarter and first nine months of 2020, net income - operating (non-GAAP) excludes merger-related and other charges, which net of tax, totaled $2.84 million and $3.78 million, respectively. For the third quarter of 2019, net income - operating (non-GAAP) excludes merger-related, pension termination and branch closure charges, which net of tax, totaled $2.01 million. For the first nine months of 2019, net income - operating (non-GAAP) excludes executive retirement charges as well as the items mentioned in the previous sentence, which net of tax, totaled $5.72 million.

UNITED COMMUNITY BANKS, INC.
Table 1 - Financial Highlights
Selected Financial Information
	2020			2019		Third Quarter 2020 - 2019 Change	For the Nine Months Ended September 30,		YTD 2020 - 2019 Change
(in thousands, except per share data)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter		2020	2019
INCOME SUMMARY
Interest revenue	$141,773	$123,605	$136,547	$136,419	$140,615		$401,925	$416,287
Interest expense	13,319	14,301	17,941	19,781	21,277		45,561	63,531
Net interest revenue	128,454	109,304	118,606	116,638	119,338	8%	356,364	352,756	1%
Provision for credit losses	21,793	33,543	22,191	3,500	3,100		77,527	9,650
Noninterest income	48,682	40,238	25,814	30,183	29,031	68	114,734	74,530	54
Total revenue	155,343	115,999	122,229	143,321	145,269	7	393,571	417,636	(6)
Expenses	95,981	83,980	81,538	81,424	82,924	16	261,499	240,821	9
Income before income tax expense	59,362	32,019	40,691	61,897	62,345	(5)	132,072	176,815	(25)
Income tax expense	11,755	6,923	8,807	12,885	13,983	(16)	27,485	40,106	(31)
Net income	47,607	25,096	31,884	49,012	48,362	(2)	104,587	136,709	(23)
Merger-related and other charges	3,361	397	808	(74)	2,605		4,566	7,431
Income tax benefit of merger-related and other charges	(519)	(87)	(182)	17	(600)		(788)	(1,712)
Net income - operating (1)	$50,449	$25,406	$32,510	$48,955	$50,367	—	$108,365	$142,428	(24)

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$0.52	$0.32	$0.40	$0.61	$0.60	(13)	$1.25	$1.70	(26)
Diluted net income - operating (1)	0.55	0.32	0.41	0.61	0.63	(13)	1.29	1.77	(27)
Cash dividends declared	0.18	0.18	0.18	0.18	0.17	6	0.54	0.50	8
Book value	21.45	21.22	20.80	20.53	20.16	6	21.45	20.16	6
Tangible book value (3)	17.09	16.95	16.52	16.28	15.90	7	17.09	15.90	7
Key performance ratios:
Return on common equity - GAAP (2)(4)	10.06%	6.17%	7.85%	12.07%	12.16%		8.11%	11.83%
Return on common equity - operating (1)(2)(4)	10.69	6.25	8.01	12.06	12.67		8.40	12.32
Return on tangible common equity - operating (1)(2)(3)(4)	13.52	8.09	10.57	15.49	16.38		10.76	15.92
Return on assets - GAAP (4)	1.07	0.71	0.99	1.50	1.51		0.93	1.45
Return on assets - operating (1)(4)	1.14	0.72	1.01	1.50	1.58		0.97	1.51
Dividend payout ratio - GAAP	34.62	56.25	45.00	29.51	28.33		43.20	29.41
Dividend payout ratio - operating (1)	32.73	56.25	43.90	29.51	26.98		41.86	28.25
Net interest margin (fully taxable equivalent) (4)	3.27	3.42	4.07	3.93	4.12		3.55	4.11
Efficiency ratio - GAAP	54.14	55.86	56.15	54.87	55.64		55.30	56.09
Efficiency ratio - operating (1)	52.24	55.59	55.59	54.92	53.90		54.34	54.36
Equity to total assets	11.47	11.81	12.54	12.66	12.53		11.47	12.53
Tangible common equity to tangible assets (3)	8.89	9.12	10.22	10.32	10.16		8.89	10.16

ASSET QUALITY
Nonperforming loans	$49,084	$48,021	$36,208	$35,341	$30,832	59	$49,084	$30,832	59
Foreclosed properties	953	477	475	476	102		953	102
Total nonperforming assets ("NPAs")	50,037	48,498	36,683	35,817	30,934	62	50,037	30,934	62
Allowance for credit losses - loans	134,256	103,669	81,905	62,089	62,514	115	134,256	62,514	115
Net charge-offs	2,538	6,149	8,114	3,925	2,723	(7)	16,801	8,291	103
Allowance for credit losses - loans to loans	1.14%	1.02%	0.92%	0.70%	0.70%		1.14%	0.70%
Net charge-offs to average loans (4)	0.09	0.25	0.37	0.18	0.12		0.22	0.13
NPAs to loans and foreclosed properties	0.42	0.48	0.41	0.41	0.35		0.42	0.35
NPAs to total assets	0.29	0.32	0.28	0.28	0.24		0.29	0.24

AVERAGE BALANCES ($ in millions)
Loans	$11,644	$9,773	$8,829	$8,890	$8,836	32	$10,088	$8,647	17
Investment securities	2,750	2,408	2,520	2,486	2,550	8	2,560	2,701	(5)
Earning assets	15,715	12,958	11,798	11,832	11,568	36	13,498	11,534	17
Total assets	17,013	14,173	12,944	12,946	12,681	34	14,718	12,600	17
Deposits	14,460	12,071	10,915	10,924	10,531	37	12,490	10,462	19
Shareholders’ equity	1,948	1,686	1,653	1,623	1,588	23	1,763	1,533	15
Common shares - basic (thousands)	87,129	78,920	79,340	79,659	79,663	9	81,815	79,714	3
Common shares - diluted (thousands)	87,205	78,924	79,446	79,669	79,667	9	81,876	79,718	3

AT PERIOD END ($ in millions)
Loans	$11,799	$10,133	$8,935	$8,813	$8,903	33	$11,799	$8,903	33
Investment securities	3,089	2,432	2,540	2,559	2,515	23	3,089	2,515	23
Total assets	17,153	15,005	13,086	12,916	12,809	34	17,153	12,809	34
Deposits	14,603	12,702	11,035	10,897	10,757	36	14,603	10,757	36
Shareholders’ equity	1,967	1,772	1,641	1,636	1,605	23	1,967	1,605	23
Common shares outstanding (thousands)	86,611	78,335	78,284	79,014	78,974	10	86,611	78,974	10
(1) Excludes merger-related and other charges that includes termination of our funded pension plan in the third quarter of 2019, executive retirement charges in the second quarter of 2019 and amortization of certain executive change of control benefits. (2) Net income divided by average realized common equity, which excludes accumulated other comprehensive income (loss). (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Non-GAAP Performance Measures Reconciliation
Selected Financial Information
	2020			2019		For the Nine Months Ended September 30,
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2020	2019
(in thousands, except per share data)

Expense reconciliation
Expenses (GAAP)	$95,981	$83,980	$81,538	$81,424	$82,924	$261,499	$240,821
Merger-related and other charges	(3,361)	(397)	(808)	74	(2,605)	(4,566)	(7,431)
Expenses - operating	$92,620	$83,583	$80,730	$81,498	$80,319	$256,933	$233,390

Net income reconciliation
Net income (GAAP)	$47,607	$25,096	$31,884	$49,012	$48,362	$104,587	$136,709
Merger-related and other charges	3,361	397	808	(74)	2,605	4,566	7,431
Income tax benefit of merger-related and other charges	(519)	(87)	(182)	17	(600)	(788)	(1,712)
Net income - operating	$50,449	$25,406	$32,510	$48,955	$50,367	$108,365	$142,428

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$0.52	$0.32	$0.40	$0.61	$0.60	$1.25	$1.70
Merger-related and other charges, net of tax	0.03	—	0.01	—	0.03	0.04	0.07
Diluted income per common share - operating	$0.55	$0.32	$0.41	$0.61	$0.63	$1.29	$1.77

Book value per common share reconciliation
Book value per common share (GAAP)	$21.45	$21.22	$20.80	$20.53	$20.16	$21.45	$20.16
Effect of goodwill and other intangibles	(4.36)	(4.27)	(4.28)	(4.25)	(4.26)	(4.36)	(4.26)
Tangible book value per common share	$17.09	$16.95	$16.52	$16.28	$15.90	$17.09	$15.90

Return on tangible common equity reconciliation
Return on common equity (GAAP)	10.06%	6.17%	7.85%	12.07%	12.16%	8.11%	11.83%
Merger-related and other charges, net of tax	0.63	0.08	0.16	(0.01)	0.51	0.29	0.49
Return on common equity - operating	10.69	6.25	8.01	12.06	12.67	8.40	12.32
Effect of goodwill and other intangibles	2.83	1.84	2.56	3.43	3.71	2.36	3.60
Return on tangible common equity - operating	13.52%	8.09%	10.57%	15.49%	16.38%	10.76%	15.92%

Return on assets reconciliation
Return on assets (GAAP)	1.07%	0.71%	0.99%	1.50%	1.51%	0.93%	1.45%
Merger-related and other charges, net of tax	0.07	0.01	0.02	—	0.07	0.04	0.06
Return on assets - operating	1.14%	0.72%	1.01%	1.50%	1.58%	0.97%	1.51%

Dividend payout ratio reconciliation
Dividend payout ratio (GAAP)	34.62%	56.25%	45.00%	29.51%	28.33%	43.20%	29.41%
Merger-related and other charges, net of tax	(1.89)	—	(1.10)	—	(1.35)	(1.34)	(1.16)
Dividend payout ratio - operating	32.73%	56.25%	43.90%	29.51%	26.98%	41.86%	28.25%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	54.14%	55.86%	56.15%	54.87%	55.64%	55.30%	56.09%
Merger-related and other charges	(1.90)	(0.27)	(0.56)	0.05	(1.74)	(0.96)	(1.73)
Efficiency ratio - operating	52.24%	55.59%	55.59%	54.92%	53.90%	54.34%	54.36%

Tangible common equity to tangible assets reconciliation
Equity to total assets (GAAP)	11.47%	11.81%	12.54%	12.66%	12.53%	11.47%	12.53%
Effect of goodwill and other intangibles	(2.02)	(2.05)	(2.32)	(2.34)	(2.37)	(2.02)	(2.37)
Effect of preferred equity	(0.56)	(0.64)	—	—	—	(0.56)	—
Tangible common equity to tangible assets	8.89%	9.12%	10.22%	10.32%	10.16%	8.89%	10.16%

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

Net interest revenue for the third quarters of 2020 and 2019 was $128 million and $119 million, respectively. As set forth in the following tables, fully taxable equivalent net interest revenue for the third quarter of 2020 was $129 million, representing an increase of $9.37 million, or 8%, from the same period in 2019. The net interest spread and net interest margin for the third quarter of 2020 of 3.06% and 3.27%, respectively, decreased 66 basis points and 85 basis points, respectively, from the third quarter of 2019. For the first nine months of 2020 and 2019, net interest revenue was $356 million and $353 million, respectively. Fully taxable equivalent net interest revenue for the first nine months of 2020 was $359 million, an increase of $4.14 million, or 1%, from the first nine months of 2019.

The following tables also indicate the relationship between interest revenue and expense and the average amounts of assets and liabilities for the periods indicated. As shown in the tables, both average assets and average liabilities for the three and nine months ended September 30, 2020 increased compared to the same periods of 2019. For the third quarter of 2020, the increase in average assets was primarily driven by the increase in average loans of $2.81 billion, or 32%, from the third quarter of 2019, which reflects the PPP loans originated during the second quarter of 2020, the acquisition of Seaside, and organic growth, the combination of which more than offset the impact of the sale of the indirect auto portfolio on December 31, 2019. The increase in average assets for the three months ended September 30, 2020 from the same period of 2019 was funded primarily through an increase in average interest-bearing and noninterest-bearing customer deposits, including deposits received through the acquisition of Seaside.

The decrease in the net interest margin during the three and nine months ended September 30, 2020, was primarily attributable to the impact of falling interest rates on our asset sensitive balance sheet as loan yields fell faster than we could lower deposit rates. In March of 2020, the Federal Reserve’s Federal Open Market Committee (“FOMC”) lowered interest rates twice for a total reduction of 150 basis points in response to the COVID-19 pandemic, which was the most aggressive action taken by the FOMC since the financial crisis in 2008. This followed three other federal funds rate reductions since second quarter 2019 of 25 basis points each on July 31, September 18 and October 30. Although the earning asset mix generally improved as growth in the loan portfolio exceeded growth in the lower-yielding investment portfolio, lower-yielding PPP loans and cash balances exerted downward pressure on the margin. The negative impact of falling interest rates and the introduction of lower-yielding PPP loans and higher cash balances was partially mitigated by a more favorable funding mix. In the third quarter and first nine months of 2020, noninterest-bearing deposits funded 33% and 32%, respectively, of our interest-earning assets compared with 30% and 29%, respectively, for the same periods of 2019. Since the first quarter of 2019, we have reduced our use of wholesale funding sources, with the majority of our balance sheet funded with customer deposits as of September 30, 2020.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended September 30,

	2020			2019
(dollars in thousands, fully taxable equivalent (FTE))	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$11,644,202	$126,342	4.32%	$8,835,585	$122,526	5.50%
Taxable securities (3)	2,499,649	12,663	2.03	2,379,927	16,626	2.79
Tax-exempt securities (FTE) (1)(3)	249,959	2,544	4.07	170,027	1,502	3.53
Federal funds sold and other interest-earning assets	1,321,445	1,132	0.34	182,935	616	1.35
Total interest-earning assets (FTE)	15,715,255	142,681	3.61	11,568,474	141,270	4.85

Noninterest-earning assets:
Allowance for credit losses	(128,581)			(63,474)
Cash and due from banks	135,949			116,922
Premises and equipment	216,326			221,930
Other assets (3)	1,074,529			836,951
Total assets	$17,013,478			$12,680,803

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$2,890,735	1,634	0.22	$2,123,910	3,214	0.60
Money market	3,501,781	3,017	0.34	2,277,162	5,126	0.89
Savings	864,849	47	0.02	695,297	41	0.02
Time	1,933,764	4,127	0.85	1,879,801	8,053	1.70
Brokered time deposits	96,198	173	0.72	102,078	679	2.64
Total interest-bearing deposits	9,287,327	8,998	0.39	7,078,248	17,113	0.96
Federal funds purchased and other borrowings	4,405	2	0.18	73,733	429	2.31
Federal Home Loan Bank advances	2,818	27	3.81	88,261	521	2.34
Long-term debt	327,017	4,292	5.22	243,935	3,214	5.23
Total borrowed funds	334,240	4,321	5.14	405,929	4,164	4.07
Total interest-bearing liabilities	9,621,567	13,319	0.55	7,484,177	21,277	1.13

Noninterest-bearing liabilities:
Noninterest-bearing deposits	5,172,999			3,453,174
Other liabilities	270,451			155,107
Total liabilities	15,065,017			11,092,458
Shareholders' equity	1,948,461			1,588,345
Total liabilities and shareholders' equity	$17,013,478			$12,680,803

Net interest revenue (FTE)		$129,362			$119,993
Net interest-rate spread (FTE)			3.06%			3.72%
Net interest margin (FTE) (4)			3.27%			4.12%

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
(3)Securities available-for-sale are shown at amortized cost. Pretax unrealized gains of $77.0 million in 2020 and unrealized gains of $35.1 million in 2019 are included in other assets for purposes of this presentation.
(4)Net interest margin is taxable equivalent net interest revenue divided by average interest-earning assets.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Nine Months Ended September 30,

	2020			2019
(dollars in thousands, fully taxable equivalent (FTE))	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$10,087,630	$351,536	4.65%	$8,646,622	$357,541	5.53%
Taxable securities (3)	2,362,674	42,579	2.40	2,532,070	54,229	2.86
Tax-exempt securities (FTE) (1)(3)	197,231	6,699	4.53	168,787	4,579	3.62
Federal funds sold and other interest-earning assets	850,722	3,621	0.57	186,402	1,913	1.37
Total interest-earning assets (FTE)	13,498,257	404,435	4.00	11,533,881	418,262	4.85

Non-interest-earning assets:
Allowance for loan losses	(96,235)			(62,664)
Cash and due from banks	134,354			121,889
Premises and equipment	217,551			220,872
Other assets (3)	964,511			785,862
Total assets	$14,718,438			$12,599,840

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$2,583,911	6,240	0.32	$2,199,607	10,283	0.63
Money market	2,797,350	10,969	0.52	2,187,822	14,100	0.86
Savings	788,681	121	0.02	685,167	115	0.02
Time	1,860,597	17,435	1.25	1,761,374	20,338	1.54
Brokered time deposits	102,502	579	0.75	292,835	5,349	2.44
Total interest-bearing deposits	8,133,041	35,344	0.58	7,126,805	50,185	0.94
Federal funds purchased and other borrowings	1,611	3	0.25	44,898	838	2.50
Federal Home Loan Bank advances	1,001	28	3.74	142,876	2,695	2.52
Long-term debt	256,218	10,186	5.31	252,686	9,813	5.19
Total borrowed funds	258,830	10,217	5.27	440,460	13,346	4.05
Total interest-bearing liabilities	8,391,871	45,561	0.73	7,567,265	63,531	1.12

Noninterest-bearing liabilities:
Noninterest-bearing deposits	4,356,484			3,335,450
Other liabilities	206,904			164,350
Total liabilities	12,955,259			11,067,065
Shareholders' equity	1,763,179			1,532,775
Total liabilities and shareholders' equity	$14,718,438			$12,599,840

Net interest revenue (FTE)		$358,874			$354,731
Net interest-rate spread (FTE)			3.27%			3.73%
Net interest margin (FTE) (4)			3.55%			4.11%

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
(3)Securities available-for-sale are shown at amortized cost. Pretax unrealized gains of $65.5 million in 2020 and unrealized gains of $4.94 million in 2019 are included in other assets for purposes of this presentation.
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

Table 4 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Compared to 2019 Increase (Decrease) Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans (FTE)	$33,917	$(30,101)	$3,816	$54,765	$(60,770)	$(6,005)
Taxable securities	801	(4,764)	(3,963)	(3,457)	(8,193)	(11,650)
Tax-exempt securities (FTE)	787	255	1,042	850	1,270	2,120
Federal funds sold and other interest-earning assets	1,281	(765)	516	3,390	(1,682)	1,708
Total interest-earning assets (FTE)	36,786	(35,375)	1,411	55,548	(69,375)	(13,827)

Interest-bearing liabilities:
NOW and interest-bearing demand accounts	895	(2,475)	(1,580)	1,566	(5,609)	(4,043)
Money market accounts	1,964	(4,073)	(2,109)	3,289	(6,420)	(3,131)
Savings deposits	9	(3)	6	16	(10)	6
Time deposits	225	(4,151)	(3,926)	1,096	(3,999)	(2,903)
Brokered deposits	(37)	(469)	(506)	(2,312)	(2,458)	(4,770)
Total interest-bearing deposits	3,056	(11,171)	(8,115)	3,655	(18,496)	(14,841)
Federal funds purchased & other borrowings	(216)	(211)	(427)	(432)	(403)	(835)
Federal Home Loan Bank advances	(696)	202	(494)	(3,546)	879	(2,667)
Long-term debt	1,090	(12)	1,078	138	235	373
Total borrowed funds	178	(21)	157	(3,840)	711	(3,129)
Total interest-bearing liabilities	3,234	(11,192)	(7,958)	(185)	(17,785)	(17,970)

Increase in net interest revenue (FTE)	$33,552	$(24,183)	$9,369	$55,733	$(51,590)	$4,143

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

The provision for credit losses was $21.8 million and $77.5 million, respectively, for the three and nine months ended September 30, 2020, compared to $3.10 million and $9.65 million, respectively, for the same periods in 2019. The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined under the applicable accounting standards in effect at each balance sheet date. The increase in provision expense for the three and nine months ended September 30, 2020 compared to the same periods of 2019 was primarily a result of higher expected credit losses mostly resulting from the adoption of CECL, the initial ACL recorded on Three Shores’ non-PCD loans and unfunded commitments of $9.78 million and $913,000, respectively, and the macroeconomic effects of the COVID-19 pandemic on our CECL calculation. Loan growth also contributed to the higher provision for credit losses.

For the nine months ended September 30, 2020, net loan charge-offs as an annualized percentage of average outstanding loans were 0.22% compared to 0.13% for the same period in 2019. The increase in charge-offs during the first nine months of 2020 was mostly attributable to a few large credits that had been deteriorating over the previous several quarters.

Additional discussion on credit quality and the ACL is included in the “Asset Quality and Risk Elements” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.

Noninterest income

The following table presents the components of noninterest income for the periods indicated.

Table 5 - Noninterest Income
(in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Overdraft fees	$2,484	$3,800	$(1,316)	(35)%	$8,000	$10,728	$(2,728)	(25)%
ATM and debit card fees	3,577	3,901	(324)	(8)	9,845	10,109	(264)	(3)
Other service charges and fees	2,199	2,215	(16)	(1)	6,048	6,592	(544)	(8)
Total service charges and fees	8,260	9,916	(1,656)	(17)	23,893	27,429	(3,536)	(13)
Mortgage loan gains and related fees	25,144	8,658	16,486	190	57,113	17,750	39,363	222
Brokerage and wealth management fees	3,055	1,699	1,356	80	6,019	4,624	1,395	30
Gains on sales of other loans	1,175	1,639	(464)	(28)	3,889	4,412	(523)	(12)
Securities gains (losses), net	746	—	746		746	(118)	864
Other noninterest income:
Bank owned life insurance ("BOLI")	1,214	962	252	26	4,091	2,792	1,299	47
Customer derivatives	2,258	647	1,611	249	4,846	2,370	2,476	104
Other	6,830	5,510	1,320	24	14,137	15,271	(1,134)	(7)
Total other noninterest income	10,302	7,119	3,183	45	23,074	20,433	2,641	13
Total noninterest income	$48,682	$29,031	$19,651	68	$114,734	$74,530	$40,204	54

During the third quarter and first nine months of 2020, noninterest income increased $19.7 million and $40.2 million, respectively, compared to the same periods of 2019. The increase was primarily due to increases in mortgage loan gains and related fees, brokerage and wealth management fees, and customer derivative income, partially offset by a decrease in service charges and fees and gains on sales of other loans.

Service charges and fees decreased $1.66 million and $3.54 million for the three and nine months ended September 30, 2020, respectively, in comparison to the same periods of 2019, which is mostly attributable to a decrease in overdraft fees. Lower customer transaction volume due to the economic shutdown during the third quarter and first nine months of 2020, combined with government stimulus payments during the second quarter and July of 2020, increased the balances of customer deposit accounts, which in turn reduced the number of overdraft transactions.

Mortgage loan and related fees for the third quarter and first nine months of 2020 reflected an increase in fees on mortgage rate locks and mortgage closings compared to the same periods of last year. The increase was driven by both higher demand due to a historically low interest rate environment and the organic growth of our mortgage business in existing and new markets. The low rate environment was partially attributable to the 150 basis point decrease in the national federal funds rate during the first quarter of 2020 in response to the COVID-19 pandemic. For the first nine months of 2020, the increase in rate locks and closings was partially offset by negative fair value adjustments on the mortgage servicing rights asset due to the decrease in mortgage interest rates that resulted in an acceleration of prepayments.

Mortgage rate locks during the third quarter of 2020 increased 79% to $910 million compared to $508 million in the third quarter of 2019. Mortgage production in the third quarter of 2020 also increased compared to the same period of 2019. We closed 2,102 mortgage loans totaling $569 million in the third quarter of 2020 compared with 1,265 mortgage loans totaling $330 million in the third quarter of 2019. We had $327 million in home purchase mortgage originations in the third quarter of 2020, which accounted for 57% of mortgage production volume, compared to $215 million, or 65% of production volume for the same period a year ago.

Mortgage rate locks during the first nine months of 2020 increased 108% to $2.51 billion compared to $1.21 billion for the same period of 2019. During the first nine months of 2020, we closed 5,667 mortgage loans totaling $1.52 billion compared to 3,110 loans totaling $770 million for the same period of last year. We had $789 million in home purchase mortgage originations in the first nine months of 2020, which accounted for 52% of mortgage production volume. During the first nine months of 2019, we had $540 million in home purchase originations, or 70% of production volume.

As to non-mortgage loan sales, during the third quarter and first nine months of 2020, we realized net gains on the sale of other loans of $1.18 million and $3.89 million, respectively, which included the sale of the guaranteed portion of SBA loans and the sale of certain equipment financing loans. During the third quarter and first nine months of 2020, we sold $950,000 and $24.9 million, respectively, of equipment financing loans, which resulted in gains of $1.28 million for the nine months ended September 30, 2020, which includes nominal losses on third quarter sales. Our SBA/USDA lending strategy includes selling a portion of the loan production each quarter. The amount of loans sold depends on several variables including the current lending environment and balance sheet management activities. During the first quarter of 2020, less-favorable pricing for these loans driven by COVID-19 related market disruption led to our decision to hold more of our production in portfolio, rather than sell to the secondary market until market conditions improved during the second and third quarters of 2020. In the third quarter and first nine months of 2020, we sold the guaranteed portion of SBA loans in the amount of $13.5 million and $31.5 million, respectively, which resulted in gains of $1.18 million and $2.61 million, respectively. In the third quarter and first nine months of 2019, we sold the guaranteed portion of SBA loans in the amount of $21.0 million and $55.2 million, respectively, which resulted in gains of $1.64 million and $4.41 million, respectively.

The increase in brokerage and wealth management fees during the third quarter and first nine months of 2020 from the same periods of 2019 was primarily a result of the addition of the Three Shores wealth management business in the third quarter of 2020.

During the third quarter and first nine months of 2020, we recognized death benefit gains of $274,000 and $1.37 million, respectively, resulting in an increase in BOLI income compared to the same periods of 2019. Income from customer derivatives during the third quarter and first nine months of 2020 increased $1.61 million and $2.48 million, respectively, compared to the same periods of 2019 due to increased demand for fixed rates during the current low rate environment. The increase in customer derivative income for the first nine months of 2020 included the negative impact of an increase to the credit valuation adjustment on customer derivative positions during the second quarter of 2020. Other noninterest income for the third quarter of 2020 included a positive fair value adjustment on the SBA servicing asset. The decrease in other noninterest income for the first nine months of 2020 compared to the same period of 2019 was primarily driven by losses on other investments and reductions in miscellaneous income.

Noninterest Expenses

The following table presents the components of noninterest expenses for the periods indicated.

Table 6 - Noninterest Expenses
(in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	Percent	2020	2019	Amount	Percent
Salaries and employee benefits	$59,067	$50,501	$8,566	17%	$162,236	$146,161	$16,075	11%
Communications and equipment	6,960	6,223	737	12	19,462	18,233	1,229	7
Occupancy	7,050	5,921	1,129	19	18,709	17,424	1,285	7
Advertising and public relations	1,778	1,374	404	29	5,312	4,256	1,056	25
Postage, printing and supplies	1,703	1,618	85	5	4,986	4,733	253	5
Professional fees	5,083	4,715	368	8	14,003	11,930	2,073	17
Lending and loan servicing expense	3,043	2,556	487	19	8,525	7,509	1,016	14
Outside services - electronic banking	1,888	1,934	(46)	(2)	5,516	5,101	415	8
FDIC assessments and other regulatory charges	1,346	314	1,032	329	4,388	3,571	817	23
Amortization of core deposit intangibles	1,099	1,146	(47)	(4)	3,126	3,395	(269)	(8)
Other	3,603	4,017	(414)	(10)	10,670	11,077	(407)	(4)
Total excluding merger-related and other charges	92,620	80,319	12,301	15	256,933	233,390	23,543	10
Merger-related and other charges	3,361	2,541	820		4,566	6,981	(2,415)
Amortization of noncompete agreements	—	64	(64)		—	450	(450)
Total noninterest expenses	$95,981	$82,924	$13,057	16	$261,499	$240,821	$20,678	9
Noninterest expenses for the third quarter and first nine months of 2020 totaled $96.0 million and $261 million, respectively, up 16% and 9%, respectively, from the same periods of 2019. Overall, the increase in noninterest expenses for these periods reflects the inclusion of Three Shores’ operating expenses since acquisition on July 1, 2020. Specifically, the addition of Three Shores’ employees and locations contributed to much of the increase in salaries and employee benefits and occupancy costs during the third quarter and first nine months of 2020.

Salaries and employee benefits for the third quarter and first nine months of 2020 increased 17% and 11%, respectively, from the same periods of 2019. In addition to the growth in our employee base from the acquisition of Three Shores, the increase was a result of several factors including increased mortgage commissions and incentives resulting from increased production and merit-based salary increases awarded during the second quarter of 2020. These increases in expense were offset by higher deferred loan origination costs related to increases in loan production, including recording PPP loans in the second quarter of 2020. Full time equivalent headcount totaled 2,414 at September 30, 2020, up from 2,319 at September 30, 2019.

Advertising and public relations expense for the three and nine months ended September 30, 2020 increased relative to the same periods of 2019 as a result of contributions to our newly formed private foundation, United Community Bank Foundation. In the third quarter of 2020, we contributed $500,000 to the United Community Bank Foundation, bringing year-to-date total contributions to $1.50 million. The increase in professional fees for the first nine months of 2020 was mostly attributable to increases in legal and consulting fees related to various projects in process. FDIC assessments and other regulatory charges for the third quarter and first nine months of 2020 increased from the same periods of 2019 due to the receipt of a one-time $1.38 million credit during the third quarter of 2019. Lending and loan servicing expense increased mostly due to the increase in mortgage origination volume.

Merger-related and other charges for the third quarter of 2020 consisted primarily of expenses associated with the acquisition of Three Shores including investment banker fees and severance for eliminated positions. The nine months ended September 30, 2020 also included merger-related expenses associated with the acquisition of First Madison Bank & Trust (“FMBT”), severance, and branch closure costs. Merger-related and other charges for the three and nine months ended September 30, 2019 included a $2.94 million charge for the termination and settlement of a pension plan, FMBT merger-related expenses, branch closure costs, executive retirement charges, and gains on the sale of surplus properties.

The reduction of amortization of noncompete agreements was a result of the expiration of certain of these agreements since the third quarter of 2019.

Balance Sheet Review

Total assets at September 30, 2020 and December 31, 2019 were $17.2 billion and $12.9 billion, respectively. The increase in assets was primarily attributable to the acquisition of Three Shores, PPP loan originations and other loan growth during the year, and increased cash balances. Total liabilities at September 30, 2020 and December 31, 2019 were $15.2 billion and $11.3 billion, respectively, primarily due to deposit growth including deposits received through the acquisition of Three Shores. In addition to the inclusion of Three Shores’ deposits as of September 30, 2020, the increase in customer deposits was also directly attributable to the increase in PPP loans, as many of the balances remained deposited in customer accounts through the end of the period. Average total assets for the third quarter of 2020 were $17.0 billion, up from $12.7 billion for the same period of 2019. Average total assets for the first nine months of 2020 were $14.7 billion, up from $12.6 billion for the same period of 2019. Average total liabilities for the third quarter of 2020 were $15.1 billion, up from $11.1 billion for the same period of 2019. Average total liabilities for the first nine months of 2020 were $13.0 billion, up from $11.1 billion for the same period of 2019.

The following table presents a summary of the loan portfolio, of which approximately 65% was secured by real estate at September 30, 2020.

Table 7 - Loans Outstanding
(in thousands)

	September 30, 2020	December 31, 2019
By Loan Type
Owner occupied commercial real estate	$2,008,674	$1,720,227
Income producing commercial real estate	2,493,625	2,007,950
Commercial & industrial (1)	3,104,868	1,220,657
Commercial construction	981,371	976,215
Equipment financing	823,022	744,544
Total commercial	9,411,560	6,669,593
Residential mortgage	1,269,548	1,117,616
Home equity lines of credit	706,877	660,675
Residential construction	263,266	236,437
Consumer	147,659	128,232
Total loans	$11,798,910	$8,812,553

As a percentage of total loans:
Owner occupied commercial real estate	17%	20%
Income producing commercial real estate	21	23
Commercial & industrial (1)	27	14
Commercial construction	8	11
Equipment financing	7	8
Total commercial	80	76
Residential mortgage	11	13
Home equity lines of credit	6	7
Residential construction	2	3
Consumer	1	1
Total	100%	100%
(1) Commercial and industrial loans as of September 30, 2020 included $1.32 billion of PPP loans.

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

We classify loans as “substandard” when there is a well-defined weakness or weaknesses that jeopardizes the repayment by the borrower and there is a distinct possibility that we could sustain some loss if the deficiency is not corrected. Performing substandard loans, which are substandard loans that are still accruing interest, totaled $125 million at both September 30, 2020 and December 31, 2019.

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

The ACL at September 30, 2020 reflects management’s assessment of the life of loan expected credit losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if management’s assessment of loan quality or collateral values changes substantially with respect to one or more loan relationships or portfolios. The allocation of the ACL is based on reasonable and supportable forecasts, historical data, subjective judgment and estimates and therefore, is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for credit losses in future periods if, in their opinion, the results of their review warrant such additions. See the Critical Accounting Policies section for additional information on the allowance for credit losses.

The total ACL, which includes a portion related to unfunded commitments, totaled $146 million at September 30, 2020, compared with $65.5 million at December 31, 2019. At September 30, 2020, the ACL for loans was $134 million, or 1.14% of loans, compared with $62.1 million, or 0.70% of total loans, at December 31, 2019. The adoption of CECL on January 1, 2020 added $6.88 million to the ACL for loans and $1.87 million to the reserve for unfunded commitments resulting in a total ACL of $74.3 million at the time of adoption. The increase since adoption primarily reflects the impact of the COVID-19 pandemic, $11.2 million of allowance established for Seaside PCD loans at acquisition with no impact to earnings, as well as the impact of loan growth during 2020 including the non-PCD loans received through the Seaside acquisition. The impact of loan growth on the ACL was partially mitigated by the fact that PPP loans were considered low risk assets due to the 100% guarantee by the SBA.

The following table presents a summary of the changes in the ACL for the periods indicated.

Table 8 - ACL
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
ACL - loans, beginning of period	$103,669	$62,204	$62,089	$61,203
Adoption of CECL	—	—	6,880	—
ACL - loans, adjusted beginning balance	103,669	62,204	68,969	61,203

Impact of merger - ACL - PCD loans	11,152	—	11,152	—

Charge-offs:
Owner occupied commercial real estate	—	—	6	5
Income producing commercial real estate	3,033	472	8,033	977
Commercial & industrial	303	898	8,118	3,833
Commercial construction	487	—	726	70
Equipment financing	2,418	1,376	6,366	3,810
Residential mortgage	13	264	347	433
Home equity lines of credit	44	287	162	653
Residential construction	26	13	80	263
Consumer direct	432	645	1,782	1,721
Indirect auto	—	125	—	502
Total loans charged-off	6,756	4,080	25,620	12,267
Recoveries:
Owner occupied commercial real estate	725	39	2,225	166
Income producing commercial real estate	1,248	41	1,430	127
Commercial & industrial	408	207	1,075	645
Commercial construction	658	247	916	804
Equipment financing	425	202	1,201	466
Residential mortgage	48	106	379	388
Home equity lines of credit	169	204	468	466
Residential construction	26	18	97	91
Consumer direct	511	226	1,028	672
Indirect auto	—	67	—	151
Total recoveries	4,218	1,357	8,819	3,976
Net charge-offs	2,538	2,723	16,801	8,291
Provision for credit losses - loans	21,973	3,033	70,936	9,602
ACL - loans, end of period	134,256	62,514	134,256	62,514

ACL - unfunded commitments, beginning of period	12,100	3,391	3,458	3,410
Adoption of CECL	—	—	1,871	—
ACL - unfunded commitments, adjusted beginning balance	12,100	3,391	5,329	3,410
Provision for credit losses - unfunded commitments	(180)	67	6,591	48
ACL - unfunded commitments, end of period	11,920	3,458	11,920	3,458

Total ACL	$146,176	$65,972	$146,176	$65,972

Total loans:
At period-end	$11,798,910	$8,903,266	$11,798,910	$8,903,266
Average	11,644,202	8,835,585	10,087,630	8,646,622
ACL - loans, as a percentage of period-end loans	1.14%	0.70%	1.14%	0.70%
As a percentage of average loans (annualized):
Net charge-offs	0.09	0.12	0.22	0.13
Provision for credit losses - loans	0.75	0.14	0.94	0.15

Nonperforming Assets

Nonperforming assets (“NPAs”), which include nonaccrual loans and foreclosed properties, totaled $50.0 million at September 30, 2020, compared with $35.8 million at December 31, 2019. The increase in NPAs since December 31, 2019 is primarily a result of an increase in nonaccrual loans. Specifically, there were a few large substandard credits that reached nonaccrual status during the second quarter of 2020. In addition, when we adopted CECL on January 1, 2020, we elected to disaggregate the former Purchased Credit Impaired (“PCI”) pools and no longer consider the loan pool to be the unit of account. Reporting these contractually delinquent Purchased Credit Deteriorated (“PCD”) loans as nonaccrual loans using the same criteria as other loans contributed $2.40 million to the increase in nonaccrual loans since December 31, 2019. The inclusion of Three Shores nonaccrual loans and foreclosed properties in the NPA balances also contributed to the increase from December 31, 2019.

Our policy is to place loans on nonaccrual status when, in the opinion of management, the full principal and interest on a loan is not likely to be collected or when the loan becomes 90 days past due. A loan may continue on accrual after 90 days if it is well collateralized and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Interest payments received on nonaccrual loans are applied to reduce the loan’s amortized cost. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance and future payments are reasonably assured.

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

The table below summarizes NPAs.

Table 9 - NPAs
(in thousands)

	September 30, 2020	December 31, 2019
Nonaccrual loans:
Owner occupied commercial real estate	11,075	10,544
Income producing commercial real estate	12,230	1,996
Commercial & industrial	3,534	2,545
Commercial construction	1,863	2,277
Equipment financing	3,137	3,141
Total commercial	31,839	20,503
Residential mortgage	13,864	10,567
Home equity lines of credit	2,642	3,173
Residential construction	479	939
Consumer	260	159
Total nonaccrual loans	49,084	35,341
Foreclosed properties/other real estate owned ("OREO")	953	476
Total NPAs	$50,037	$35,817

Nonaccrual loans as a percentage of total loans	0.42%	0.40%
NPAs as a percentage of total loans and OREO	0.42	0.41
NPAs as a percentage of total assets	0.29	0.28

At September 30, 2020 and December 31, 2019, we had $54.5 million and $54.2 million, respectively, in loans with terms that have been modified in TDRs. Included therein were $17.3 million and $8.25 million, respectively, of TDRs that were classified as nonaccrual and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $37.2 million and $46.0 million, respectively, were performing according to their modified terms and were therefore not considered to be nonperforming assets.

As previously mentioned, the CARES Act granted temporary relief from TDR classification for certain loans restructured as a result of COVID-19. During the first and second quarters of 2020 we granted a significant number of payment deferral requests to our borrowers related to the economic disruption created by COVID-19, most of which were exempt from TDR classification in the short term. In the third quarter, most of the loans with deferral periods had resumed normal payments. The table below presents remaining COVID-19 related short-term deferrals that, to the extent they qualified for exemption, were not considered TDRs as of September 30, 2020.

Table 10 - COVID-19 Deferrals
(in thousands)

	September 30, 2020
	COVID-19 Deferrals	Deferrals as a % of loan category
Owner occupied commercial real estate	$42,559	2%
Income producing commercial real estate	182,438	7
Commercial & industrial	51,429	2
Commercial construction	54,153	6
Equipment financing	19,765	2
Total commercial	350,344	4
Residential mortgage	12,453	1
Home equity lines of credit	1,451	—
Residential construction	239	—
Consumer	310	—
Total COVID-19 deferrals	$364,797	3

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
At September 30, 2020 and December 31, 2019, we had debt securities held-to-maturity with a carrying amount of $398 million and $284 million, respectively, and debt securities available-for-sale totaling $2.69 billion and $2.27 billion, respectively. The increased balances at September 30, 2020 reflected securities acquired from Three Shores as well as our decision to deploy excess liquidity by purchasing securities. At September 30, 2020 and December 31, 2019, the securities portfolio represented approximately 18% and 20%, respectively, of total assets.
The investment securities portfolio primarily consists of Treasury securities, U.S. government agency securities, U.S. government sponsored agency mortgage-backed securities, non-agency mortgage-backed securities, corporate securities, municipal securities and asset-backed securities. Mortgage-backed securities and asset-backed securities rely on the underlying pools of loans to provide a cash flow of principal and interest. The actual maturities of these securities will usually differ from contractual maturities because loans underlying the securities can prepay. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining or prolonged low interest rate environment, we may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. In a rising rate environment, the opposite occurs - prepayments tend to slow and the weighted average life extends. This is referred to as extension risk which can lead to lower levels of liquidity due to the delay of cash receipts and can result in the holding of a below market yielding asset for a longer period of time.
In accordance with CECL, our held-to-maturity securities portfolio was evaluated to assess whether an ACL was required. We measure expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At adoption on January 1, 2020 and at September 30, 2020, calculated credit losses on held-to-maturity debt securities were not material due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies and high credit quality municipal securities. As a result, we did not record an ACL for held-to-maturity securities at adoption or at September 30, 2020.

For available-for-sale debt securities in an unrealized loss position, if we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the security's amortized cost basis is written down to fair value through income. Absent an intent or more than likely requirement to sell, we evaluate whether the decline in fair value has resulted from credit losses or other factors. The evaluation considers factors such as the extent to which fair value is less than amortized cost, changes to the security’s rating, and adverse conditions specific to the security. If the evaluation indicates a credit loss exists, an ACL may be recorded, with such allowance limited to the amount by which fair value is below amortized cost. Any impairment unrelated to credit factors is recognized in other comprehensive income. At September 30, 2020, there was no ACL related to the available-for-sale portfolio. Losses on fixed income securities at September 30, 2020 primarily reflected the effect of changes in interest rates.
Goodwill and Other Intangibles
Goodwill represents the premium paid for acquired companies above the net fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. At September 30, 2020 and December 31, 2019, the net carrying amount of goodwill was $369 million and $327 million, respectively. Goodwill is not amortized but is assessed for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment, referred to as a triggering event. Upon the occurrence of a triggering event, accounting guidance allows for an assessment of qualitative factors to determine whether it is more likely than not, or a greater than 50% likelihood, that the fair value of the entity is less than its carrying amount, including goodwill. When it is more likely than not that impairment has occurred, management is required to perform a quantitative analysis and, if necessary, adjust the carrying amount of goodwill by recording a goodwill impairment loss.

Since the latter part of the first quarter of 2020, as a result of market concerns about the potential impact of COVID-19, United’s stock price declined such that it traded below book value for much of the first nine months of 2020. United generally performs its annual goodwill impairment assessment during the fourth quarter of each year, using data as of the end of the third quarter; however as a result of this triggering event, management has qualitatively assessed and concluded that there was not a greater than 50% likelihood that United’s fair value was less than its carrying amount as of September 30, 2020, given the anticipated short duration of the change in macroeconomic conditions and excess of value as of the latest annual assessment performed as of September 30, 2019. Management will continue to monitor and assess the impact of the pandemic on the Company’s value as part of the annual goodwill assessment in the fourth quarter.

Core deposit intangibles, representing the value of acquired deposit relationships, are amortizing intangible assets that are required to be tested for impairment only when events or circumstances indicate that impairment may exist. There were no events or circumstances that led us to believe that any impairment existed on core deposit intangible assets.

In connection with the acquisition of Three Shores on July 1, 2020, we recorded goodwill and a core deposit intangible of $41.6 million and $3.36 million, respectively.

Deposits

Customer deposits are the primary source of funds for the continued growth of our earning assets. Our high level of service, as evidenced by our strong customer satisfaction scores, has been instrumental in attracting and retaining customer deposit accounts. In addition to organic growth, at September 30, 2020, the increase in core transaction deposits was also attributable to deposits acquired from Three Shores ($1.80 billion at the July 1, 2020 acquisition date) and PPP-related deposits. The following table sets forth the deposit composition for the periods indicated.

Table 11 - Deposits
(in thousands)

	September 30, 2020	December 31, 2019
Noninterest-bearing demand	$5,227,170	$3,477,979
NOW and interest-bearing demand	2,989,455	2,461,895
Money market and savings	4,290,940	2,937,095
Time	1,819,586	1,859,574
Total customer deposits	14,327,151	10,736,543
Brokered deposits	276,225	160,701
Total deposits	$14,603,376	$10,897,244

Borrowing Activities

At September 30, 2020 and December 31, 2019, we had long-term debt outstanding of $327 million and $213 million, respectively, which includes senior debentures, subordinated debentures, and trust preferred securities. During the second quarter of 2020, we issued $100 million of 5% fixed-to-floating rate senior debentures with a maturity date of June 15, 2030. The proceeds generated from the issuance of these debentures will be used for general business purposes. During the third quarter of 2020, we assumed $15.0 million of subordinated debt from Three Shores. See Note 8 to the consolidated financial statements for additional information regarding long-term debt.

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

All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The total amount of these instruments does not necessarily represent future cash requirements because a significant portion of these instruments expire without being used. We are not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments, or that could significantly affect earnings. See Note 21 to the consolidated financial statements included in our 2019 10-K and Note 16 to the consolidated financial statements in this Form 10-Q for additional information on off-balance sheet arrangements.

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

One of the tools management uses to estimate and manage the sensitivity of net interest revenue to changes in interest rates is an asset/liability simulation model. Resulting estimates are based upon several assumptions for each scenario, including loan and deposit re-pricing characteristics and the rate of prepayments. ALCO periodically reviews the assumptions for reasonableness based on historical data and future expectations; however, actual net interest revenue may differ from model results. The primary objective of the simulation model is to measure the potential change in net interest revenue over time using multiple interest rate scenarios. The base scenario assumes rates remain flat and is the scenario to which all others are compared, in order to measure the change in net interest revenue. Policy limits are based on immediate rate shock scenarios, as well as gradually rising and falling rate scenarios, which are all compared to the base scenario. Our assumptions include floors such that market rates and discount rates cannot go below zero. Other scenarios analyzed may include delayed rate shocks, yield curve steepening or flattening, or other variations in rate movements. While the primary policy scenarios focus on a 12-month time frame, longer time horizons are also modeled.

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

Table 12 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	September 30, 2020		December 31, 2019
Change in Rates	Shock	Ramp	Shock	Ramp
100 basis point increase	3.39%	2.43%	2.91%	2.22%
100 basis point decrease	(1.81)	(1.67)	(4.86)	(3.92)

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
At September 30, 2020, we had sufficient qualifying collateral to provide borrowing capacity for FHLB advances of $1.39 billion and Federal Reserve discount window borrowing capacity of $1.39 billion, as well as unpledged investment securities of $2.19 billion that could be used as collateral for additional borrowings. In addition to these wholesale sources, we have the ability to attract retail deposits by competing more aggressively on pricing. In the second quarter of 2020, we originated a significant amount of PPP loans, for which funding is available through the Paycheck Protection Program Lending Facility (“PPPLF”) announced by the Federal Reserve in April of 2020. As of September 30, 2020 we had outstanding PPP loans of $1.32 billion and no balance outstanding under the PPPLF as we have been able to self-fund the majority of our PPP loans through growth in deposits.
As disclosed in the consolidated statement of cash flows, net cash provided by operating activities was $53.6 million for the nine months ended September 30, 2020. Net income of $105 million for the nine-month period included non-cash expense and income items consisting of the following: provision expense of $77.5 million, stock-based compensation expense of $5.94 million and net depreciation, amortization and accretion expense of $5.33 million. Uses of cash from operating activities included an increase in other assets and accrued interest receivable of $44.6 million, an increase in loans held for sale of $69.9 million, and a decrease in accrued expenses and other liabilities of $20.9 million. Net cash used in investing activities of $1.43 billion included a $1.52 billion net increase in loans, $668 million in purchases of debt securities available-for-sale and equity securities, purchases of debt securities held-to-maturity of $106 million, and $5.99 million in purchases of premises and equipment. These uses of cash were partially offset by $604 million in proceeds from maturities and calls of debt securities available-for-sale and equity securities, $45.2 million in proceeds from maturities and calls of debt securities held-to-maturity and $40.4 million in proceeds from sales of debt securities available-for-sale and equity securities. Net cash provided by financing activities of $1.90 billion consisted primarily of a net increase in deposits of $1.90 billion, net proceeds from the issuance of senior debentures of $98.6 million, and net proceeds from the issuance of preferred stock of $96.4 million. These sources of cash were partially offset by the repayment of FHLB advances, some of which were assumed in the Three Shores transaction, of $134 million, payment of cash dividends on common and preferred stock of $44.9 million, and the repurchases of our common stock of $20.8 million. In the opinion of management, our liquidity position at September 30, 2020, was sufficient to meet our expected cash flow requirements.

Capital Resources and Dividends

Shareholders’ equity at September 30, 2020 was $1.97 billion, an increase of $332 million from December 31, 2019 due primarily to $164 million in common stock issued to Three Shores shareholders as part of the acquisition’s purchase price, the second quarter issuance of $100 million in non-cumulative perpetual preferred stock, year-to-date earnings less dividends declared and an increase in the value of available-for-sale securities, partially offset by $20.8 million in share repurchases.
Pursuant to the CARES Act, we have adopted relief provided by federal banking regulatory agencies for the delay of the adverse capital impact of CECL for the two-year period after adoption. This optional two-year delay is followed by an optional three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. Under the transition provision, the amount of aggregate capital benefit is phased out by 25% each year with the full impact of adoption completely recognized by the beginning of the sixth year after adoption.

The following table shows capital ratios, as calculated under applicable regulatory guidelines, at September 30, 2020 and December 31, 2019. As of September 30, 2020, capital levels remained characterized as “well-capitalized” under prompt corrective action provisions in effect at the time. The decrease in ratios as of September 30, 2020 was primarily attributable to the increase in assets due to the acquisition of Three Shores.

Additional information related to capital ratios, as calculated under regulatory guidelines, as of September 30, 2020 and December 31, 2019, is provided in Note 15 to the consolidated financial statements.

Table 13 – Capital Ratios
(dollars in thousands)

				United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum	Well Capitalized	Minimum Capital Plus Capital Conservation Buffer	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Risk-based ratios:
Common equity tier 1 capital	4.5%	6.5%	7.0%	12.31%	12.97%	13.20%	14.87%
Tier 1 capital	6.0	8.0	8.5	13.12	13.21	13.20	14.87
Total capital	8.0	10.0	10.5	15.27	15.01	14.21	15.54
Leverage ratio	4.0	5.0	N/A	9.38	10.34	9.42	11.63

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk as of September 30, 2020 from that presented in our 2019 10-K. Our interest rate sensitivity position at September 30, 2020 is set forth in Table 10 in Part I - Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q and incorporated herein by this reference.

Item 4.    Controls and Procedures

    (a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of September 30, 2020. Based on that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

On July 1, 2020, we completed our acquisition of Three Shores Bancorporation, Inc. (“Three Shores”) as described in Note 3 to the consolidated financial statements. We are in the process of evaluating the existing controls and procedures of Three Shores and integrating Three Shores into our disclosure controls and procedures and internal control over financial reporting. In accordance with published SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, and similarly exclude an acquired business from the quarterly evaluation of disclosure controls and procedures to the extent that they are subsumed by internal control over financial reporting, the scope of management’s assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2020 includes all of our consolidated operations except for those disclosure controls and procedures of Three Shores that are subsumed by internal control over financial reporting. The Three Shores acquisition represented approximately 11% of total consolidated assets at September 30, 2020 and approximately 2% of our total consolidated revenue for the nine months ended September 30, 2020.

    (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of assessing and integrating Three Shores’ internal control over financial reporting with our existing internal control over financial reporting.

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

3.1
Restated Articles of Incorporation of United Community Banks, Inc., as amended to date (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed with the SEC on August 6, 2020).

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

101
Interactive data files for United Community Bank, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements in Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from United Community Bank’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (formatted in Inline XBRL and included in Exhibit 101)

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

Date: November 6, 2020