Form 10-K
period 2020-12-31
UNITED COMMUNITY BANKS INC
filed 2021-02-25
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,567,580,828 (based on shares held by non-affiliates at $20.12 per share, the closing stock price on the Nasdaq stock market on June 30, 2020).
As of January 31, 2021, there were 86,736,280 shares of United Community Banks, Inc.’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders to be held on May 12, 2021 (the “2021 Proxy Statement”) are incorporated herein into Part III by reference.

Glossary of Defined Terms

The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
ALCO	Asset/Liability Management Committee
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASC 326	ASC Topic 326, Financial Instruments - Credit Losses
ASU	Accounting standards update
BHC Act	Bank Holding Company Act of 1956, as amended
Bank	United Community Bank
Board	United Community Banks Inc., Board of Directors
BOLI	Bank owned life insurance
BSA	Bank Secrecy Act
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current expected credit loss model
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CME	Chicago Mercantile Exchange
Company	United Community Banks Incorporated (interchangeable with "United" below)
CRA	Community Reinvestment Act
GADBF	Georgia Department of Banking and Finance
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DRIP	Dividend Reinvestment and Stock Purchase Plan
DTA	Deferred tax asset
DTL	Deferred tax liability
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FCA	United Kingdom's Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve System
FHLB	Federal Home Loan Bank
FinCEN	Financial Crimes Enforcement Network
FMBT	First Madison Bank & Trust
Foundation	United Community Bank Foundation
Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully taxable equivalent
Funded Plan	Funded noncontributory defined benefit pension plan acquired with Palmetto
GAAP	Accounting principles generally accepted in the United States of America
GLB Act	Gramm-Leach-Bliley Act
GSE	U.S. government-sponsored enterprise
Holding Company	United Community Banks, Inc. on an unconsolidated basis
Incurred Loss	Incurred loss impairment framework used to calculate the allowance for loan loss for periods prior to January 1, 2020

LIBOR	London Interbank Offered Rate
LIHTC	Low income housing tax credits
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Modified Retirement Plan	United's unfunded noncontributory defined benefit pension plan
Nasdaq	National Association of Securities Dealers Automated Quotations Stock Market's Global Select Market
Navitas	Navitas Credit Corp.
Non-PCI	Loans purchased without evidence of deteriorated credit quality since origination, referred to as purchased non-credit impaired
NOW	Negotiable order of withdrawal
NPA	Nonperforming asset
OFAC	U.S. Department of the Treasury's Office of Foreign Assets Control
Palmetto	Palmetto Bancshares, Inc.
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCD	Purchased credit deteriorated loans
PCI	Purchased credit impaired loans
PPP	Paycheck Protection Program
PSU	Performance based restricted stock unit awards with market conditions
Report	Annual Report on Form 10-K
RWA	Risk-weighted assets
SBA	United States Small Business Administration
Seaside	Seaside National Bank & Trust
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
the Bank	United Community Bank
Three Shores	Three Shores Bancorporation, Inc.
U.S. Treasury	United States Department of the Treasury
UCBI	United Community Banks, Inc. and its direct and indirect subsidiaries
UCMS	United Community Mortgage Services
UCPS	United Community Payment Systems, LLC
United	United Community Banks, Inc. and its direct and indirect subsidiaries
USDA	United States Department of Agriculture

Cautionary Note Regarding Forward-Looking Statements
This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, information appearing under “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are neither statements of historical fact nor assurance of future performance and generally can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “could”, “should”, “projects”, “plans”, “goal”, “targets”, “potential”, “estimates”, “pro forma”, “seeks”, “intends”, or “anticipates”, or similar expressions. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions or events, and statements about our future performance, operations, products and services, and should be viewed with caution.
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
•the COVID-19 pandemic and its continuing effects on the economic and business environments in which we operate;
•strategic, market, operational, liquidity and interest rate risks associated with our business;
•continuation of historically low interest rates coupled with other potential fluctuations or unanticipated changes in the interest rate environment, including interest rate changes made by the Federal Reserve, the discontinuation of LIBOR as an interest rate benchmark, as well as cash flow reassessments may reduce net interest margin and/or the volumes and values of loans made or held as well as the value of other financial assets;
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
•competition from financial institutions and other financial service providers including non-bank financial technology providers and our ability to attract customers from other financial institutions;
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
•volatility in the ACL resulting from the CECL methodology, either alone or as that may be affected by conditions arising out of the COVID-19 pandemic;
•adverse results (including judgments, costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) from current or future litigation, regulatory proceedings, examinations, investigations, or similar matters, or developments related thereto;
•any matter that would cause us to conclude that there was impairment of any asset, including intangible assets, such as goodwill;

•limitations on our ability to declare and pay dividends and other distributions from the Bank to the Holding Company, which could affect Holding Company liquidity, including its ability to pay dividends to shareholders or take other capital actions; and
•other risks and uncertainties disclosed in documents filed or furnished by us with or to the SEC, any of which could cause actual results to differ materially from future results expressed, implied or otherwise anticipated by such forward-looking statements.

PART I
Unless the context otherwise requires, the terms “we,” “our,” or “us” refer to United Community Banks, Inc. and its direct and indirect subsidiaries, including United Community Bank.

ITEM 1.    BUSINESS.

Overview

We are a bank holding company with approximately $17.8 billion in assets as of December 31, 2020. We were incorporated in 1987 and began operations in 1988 in the state of Georgia by acquiring the capital stock of the Bank, a Georgia state-chartered bank that opened in 1950. We have since grown through a combination of acquisitions and strategic growth throughout the Georgia, South Carolina, North Carolina, Tennessee, and Florida markets, as well as nationally through our SBA/USDA lending and equipment finance businesses.

Recent Developments during 2020

COVID-19 Pandemic

During 2020, global financial markets experienced significant volatility resulting from the spread of a novel coronavirus known as COVID-19. In March of 2020, the World Health Organization declared COVID-19 a global pandemic and the United States declared a National Public Health Emergency. The COVID-19 pandemic has materially restricted and continues to materially restrict the level of economic activity in our markets. In response to the pandemic, state governments both inside and outside of our markets took and continue to take preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forgo time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These measures have dramatically increased unemployment in the United States and have negatively impacted many businesses, and thereby threatened the repayment ability of some of our borrowers.

To address the economic impact in the United States, the CARES Act was enacted in March 2020. The CARES Act included a number of provisions that affected us, including accounting relief for TDRs and regulatory capital relief for the effect of CECL implementation. The CARES Act also established the PPP through the SBA, which allowed us to lend money to small businesses, with guarantees from the SBA, to maintain employee payrolls and pay other qualified expenses during the crisis. Under this program, loan amounts may be forgiven if the proceeds were used for payroll and other permitted expenses in accordance with the requirements of the PPP, and the borrower meets certain other requirements.

The Federal Reserve also took additional steps to bolster the economy by, among other things, reducing the federal funds rate and the discount-window borrowing rate to near zero.

In response to the pandemic, we implemented protocols and processes to help protect our employees, customers and communities. These measures included:

•Temporarily operating our branches under a drive-through model with appointment-only lobby service, facilitating work from home, when possible, for employees, and leveraging our business continuity plans that include critical operations teams being divided and dispersed to separate locations;

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

In connection with reviewing our financial condition in light of the pandemic, we evaluated certain assets, including goodwill and other intangibles, for potential impairment. Based upon our most recent review as of December 31, 2020, we determined that no impairments have occurred. We also elected to delay for two years the phase-in of the capital impact from our adoption of ASC 326, the new accounting standard on credit losses. For more information, see Capital Adequacy.

As indicated, we implemented various consumer and commercial loan modification programs to provide our borrowers relief from the economic impacts of COVID-19. Based on guidance in the CARES Act, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from TDR classification under GAAP. In addition, the bank regulatory agencies issued interagency guidance stating that COVID-19 related short-term modifications (i.e., payment deferrals) granted to loans that were current as of the loan modification program implementation date are not new TDRs. For more information, see Table 16 - COVID-19 Deferrals in Part II, Item 7. MD&A of this Report.

Acquisition of Three Shores Bancorporation, Inc.

On July 1, 2020, we acquired Three Shores, including its wholly-owned subsidiary, Seaside, headquartered in Orlando, Florida. Seaside operated a 14-branch network located in key Florida metropolitan markets. In this acquisition, United acquired $2.13 billion of assets and assumed $1.99 billion of liabilities. In the merger, Three Shores shareholders received $188 million in total consideration, consisting of $164 million (8.13 million shares) in United common stock and $24.1 million in cash.

Operations

We provide a wide array of commercial and consumer banking services, including checking, savings and time deposit accounts, secured and unsecured loans, mortgage loans, payment services, wire transfers, wealth management, trust services, private banking, investment advisory services, insurance, and other related financial services to our customers. Our business model combines the commitment to exceptional customer service of a local bank with the products and expertise of a larger institution. We believe that we have a strong culture focused on the golden rule of banking – treating each other and the customer the way we would want to be treated. We exist to serve our customers, and we are committed to making lives better through outstanding products, dedication to our customers, and serving the communities in which we operate.

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
Lending Activities

We offer a full range of lending services, including real estate, consumer and commercial loans, to individuals, small businesses, mid-sized commercial businesses and non-profit organizations. We also originate loans partially guaranteed by the SBA and to a lesser extent by the USDA loan programs. Our consolidated loans at December 31, 2020 were $11.4 billion, or 64% of total consolidated assets. The interest rates that we charge on loans vary with the degree of risk, maturity and amount of the loan, and are further subject to competitive pressures, deposit costs, availability of funds and government regulations.

The most significant categories of our loans are those to finance owner occupied real estate, commercial income property, commercial and industrial equipment and operating loans, and consumer loans secured by personal residences. A majority of our loans are made on a secured basis.

The majority of our loans are to customers located in the immediate market areas of our banking locations in Georgia, South Carolina, North Carolina, Tennessee, and Florida, including customers who have a seasonal residence in our market areas. We originate a significant portion of our SBA/USDA and equipment finance loans on a national basis, to customers outside of our immediate market areas.

Our full-service retail mortgage lending division, UCMS, is approved as a seller/servicer for the Fannie Mae and the Freddie Mac and provides fixed and adjustable-rate home mortgages. During 2020, the Bank originated $2.12 billion in residential mortgage loans for the purchase of homes and to refinance existing mortgage debt. The majority of these mortgages were sold into the secondary market without recourse to us, other than for breaches of warranties. We have retained the servicing on most of our mortgage loans sold.
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
Our Loan Review Department reviews, or engages an independent third party to review, our loan portfolio on an ongoing basis to identify any weaknesses in the portfolio and to assess the general quality of credit underwriting. The results of such reviews are presented to our executive management and our Board.
For additional information regarding our lending activity, see the section captioned “Loans” in the “Balance Sheet Review” section of Part II, Item 7. MD&A of this Report.
Deposit Activities
Deposits are the major source of our funds for lending and other investment activities. We offer our customers a variety of deposit products, including checking accounts, savings accounts, money market accounts and other deposit accounts, through multiple channels, including our network of full-service branches and our online, mobile and telephone banking platforms. We consider the majority of our regular savings, demand, NOW and money market deposit accounts to be core deposits. Generally, we attempt to maintain the rates paid on our deposits at a competitive level. We generate the majority of our deposits from customers in our local markets. For additional information regarding our deposit accounts, see the section captioned “Deposits” in Part II, Item 7. MD&A of this Report.
Investments
We use our investment portfolio to provide for the investment of excess funds at acceptable risk levels while providing liquidity to fund loan demand or to offset fluctuations in deposits. Our portfolio consists primarily of residential and commercial mortgage-backed securities, asset-backed securities, U.S. Treasury, U.S. agency and municipal obligations. Most of the securities are classified by us as available-for-sale and recorded on our balance sheet at fair value at each balance sheet date. Changes in fair value on available-for-sale securities are generally recorded directly in our shareholders’ equity account and are not recognized in our income statement.
Wealth Management, Trust, and Insurance
Through our Seaside Wealth Management division, we provide financial planning services, customized portfolio management and investment advice utilizing an open architecture approach to the selection of asset managers. We also offer trust services to manage fiduciary assets. Seaside Capital Management, Inc., a registered investment advisor that is a subsidiary of the Bank, offers investment advisory services for clients who wish to utilize an independent custodian. Seaside Insurance, Inc., a subsidiary of the Bank, operates as an independent insurance agency for our clients.
Through our United Community Advisory Services division, we generate fee revenue through the sale of non-deposit investment products and insurance products, including life insurance, long-term care insurance and tax-deferred annuities, to our customers. We have an affiliation with a third party broker/dealer, LPL Financial, to facilitate this line of business.
Reinsurance and Merchant Services
We own a captive insurance subsidiary, NLFC Reinsurance Corp., which provides reinsurance on a property insurance contract covering equipment financed by our equipment financing division.
We provide payment processing services for our commercial and small business customers through UCPS. UCPS is a joint venture between the Bank and BluePay Processing, LLC, a merchant services provider and subsidiary of Fiserv, Inc.
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

We expect competition in the industry to continue to increase mainly as a result of the improvement in financial technology used by both existing and new banking and financial services firms. Competition may further intensify as additional companies (both banks and non-banks) enter the markets where we conduct business, competitors combine to present more formidable challengers, and we enter mature markets in accordance with our expansion strategy.

Acquisitions and Expansion
We look for opportunities to expand into attractive markets in which we believe our operating model will be successful. We have entered new markets and expanded our product offerings both by establishing new branches and service locations and also by selective acquisitions of existing market participants. We have developed a number of commercial lending businesses organically, which provide local commercial real estate, middle market, senior living, renewable energy, builder finance and asset-based lending services. We generally seek acquisition partners that share a similar culture and commitment to customer service. Acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution to our book value may occur with any future transactions. Our goal is to maintain a reasonable earn-back period of any tangible book value dilution, using realistic growth and expense reduction assumptions, as well as to achieve an attractive return on investment. Our ability to engage in any potential acquisition will depend upon the review and approval from various bank regulatory authorities.

Supervision and Regulation

General

Like all banks and bank holding companies, we are regulated extensively under state and federal banking laws. The regulatory framework is intended primarily for the protection of the depositors, the federal deposit insurance fund and the banking system as a whole and not for the protection of our shareholders and creditors. Certain provisions of laws and regulations affecting financial services firms are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. The Holding Company is subject to the examination and reporting requirements of the Federal Reserve and the GADBF and also is subject to regulation by the SEC by virtue of its status as a public company and due to the nature of some of its businesses. The Bank is subject to examination and reporting requirements of the FDIC, the GADBF and the CFPB. The financial statements and information contained herein have not been reviewed, or confirmed for accuracy or relevance, by the FDIC or any other regulator.

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

Bank Holding Company Regulation

The Holding Company is a registered bank holding company subject to regulation by the Federal Reserve under the BHC Act and is required to file annual and quarterly financial information with, and is subject to periodic examination by, the Federal Reserve. The BHC Act requires every bank holding company to obtain the Federal Reserve’s prior approval before (1) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) acquiring all or substantially all of the assets of a bank; and (3) subject to certain exceptions, merging or consolidating with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company engaged in, non-banking activities. This prohibition does not apply to activities listed in the BHC Act or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto.

Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are:
•making or servicing loans and certain types of leases;
•performing certain data processing services;
•acting as fiduciary or investment or financial advisor;
•providing brokerage services;
•underwriting bank eligible securities;
•underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and
•making investments in corporations or projects designed primarily to promote community welfare.

Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking (as discussed above), the GLB Act relaxed the previous limitations and permitted bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become financial holding companies, which allows them to affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. We have not sought financial holding company status, but we may elect that status in the future. If we were to become a financial holding company, we would be required to be well capitalized and well managed, and each insured depository institution we control would also have to be well capitalized, well managed and have at least a satisfactory rating under the CRA (discussed below).

The Holding Company also must register with the GADBF and file periodic information with the GADBF. As part of such registration, the GADBF requires information with respect to our financial condition, operations, management and intercompany relationship and related matters. The GADBF may also require such other information as is necessary to keep itself informed concerning compliance with Georgia law and the regulations and orders issued thereunder by the GADBF, and the GADBF may examine both the Holding Company and the Bank. Although the Bank operates branches in North Carolina, Tennessee, South Carolina and Florida, none of the North Carolina Banking Commission, the Tennessee Department of Financial Institutions, the South Carolina Commissioner of Banking, or the Florida Office of Financial Regulation examines or directly regulates out-of-state holding companies.

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

Payment of Dividends

The Holding Company is a legal entity separate and distinct from the Bank. Most of the revenue of the Holding Company results from dividends paid to it by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends and other distributions by the Bank, as well as by the Holding Company to its shareholders.

Under the regulations of the GADBF, a Georgia state bank may declare a dividend out of its retained earnings without GADBF approval if it meets all the following requirements:
(a)total classified assets as of the most recent examination of the bank do not exceed 80% of equity capital (as defined by regulation);
(b)the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits after taxes but before dividends for the previous calendar year; and
(c)the ratio of equity capital to adjusted assets is not less than 6%.

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

The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company generally should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality, and overall financial condition. The Federal Reserve has also indicated that a bank holding company should not maintain a level of cash dividends that places undue pressure on the capital of its bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that undermine the bank holding company’s ability to act as a source of strength to its bank subsidiaries. The Holding Company and the Bank must also maintain the CET1 capital conservation buffer of 2.5% to avoid becoming subject to restrictions on capital distributions, including dividends, as described below under “Capital Adequacy-Basel III Capital Standards.”

During 2020 and 2018, the Bank paid cash dividends of $150 million and $162 million, respectively, to the Holding Company. In 2019, no cash dividends were paid by the Bank to the Holding Company. The Holding Company declared annual cash dividends on its common stock in 2020, 2019 and 2018 of $0.72, $0.68 and $0.58 per share, respectively.

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

Specifically, we are required to maintain the following minimum capital levels:

•a CET1 risk-based capital ratio of 4.5%;
•a Tier 1 risk-based capital ratio of 6%;
•a total risk-based capital ratio of 8%; and
•a leverage ratio of 4%.

Under Basel III, Tier 1 capital includes two components: CET1 capital and additional Tier 1 capital. The highest form of capital, CET1 capital, consists solely of common stock (plus related surplus), retained earnings, AOCI, and limited amounts of minority interests that are in the form of common stock. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, Tier 1 minority interests and grandfathered trust preferred securities (as discussed below). Tier 2 capital generally includes the ACL up to 1.25% of RWA, qualifying preferred stock, subordinated debt and qualifying tier 2 minority interests, less any deductions in Tier 2 instruments of an unconsolidated financial institution. Cumulative perpetual preferred stock is included only in Tier 2 capital, except that the Basel III rules permit bank holding companies with less than $15 billion in total consolidated assets to continue to include trust preferred securities and cumulative perpetual preferred stock issued before May 19, 2010 in Tier 1 Capital (but not in CET1 capital), subject to certain restrictions. AOCI is presumptively included in CET1 capital and often would operate to reduce this category of capital. When implemented, Basel III provided a one-time opportunity at the end of the first quarter of 2015 for covered banking organizations to opt out of much of this treatment of AOCI. We made this opt-out election and, as a result, retained our pre-existing treatment for AOCI.

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

On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of a new credit impairment model, or CECL, as part of an accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon implementing CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations that are subject to stress testing. We adopted the CECL accounting standard on January 1, 2020 using the modified retrospective method for loans, leases, and off-balance sheet credit exposures. Adoption of this standard resulted in an $8.75 million increase in the ACL and a cumulative-effect adjustment to retained earnings of $3.53 million, net of tax, during the first quarter of 2020. For more information, see Note 2, Accounting Standards Updates and Recently Adopted Standards, in Part II, Item 8 of this Report - “Notes to Consolidated Financial Statements.”

In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of RWA, which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. Leadership of the federal banking agencies who are tasked with implementing Basel IV supported the revisions. Although it is uncertain at this time, we anticipate some, if not all, of the Basel IV accord may be incorporated into the capital requirements framework applicable to us.

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

The following table outlines the five capital categories under these regulations.

Risk-Based Ratios
Category	Total Capital	Tier 1 Capital	CET1 Capital	Leverage Ratio	Tangible Equity to Total Assets
Well-capitalized	at least 10%	at least 8%	at least 6.5%	at least 5%
Adequately capitalized	at least 8%	at least 6%	at least 4.5%	at least 4%
Undercapitalized	under 8%	under 6%	under 4.5%	under 4%
Significantly undercapitalized	under 6%	under 4%	under 3%	under 3%
Critically undercapitalized					2% or less

As of December 31, 2020, the FDIC categorized the Bank as “well-capitalized” under current regulations.

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Institutions in any of the three undercapitalized categories are prohibited from declaring dividends or making capital distributions. In addition, an institution that is categorized in the three undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency, which, for the Bank, is the FDIC. Generally, subject to a narrow exception, banking regulators must appoint a receiver or conservator for an institution that is “critically undercapitalized.” The FDIC regulations also allow it to “downgrade” an institution to a lower capital category based on supervisory factors other than capital.

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

CFPB

The Dodd-Frank Act created the CFPB, which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement

Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the Consumer Financial Privacy provisions of the GLB Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, including the Bank. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.

The CFPB has issued a number of regulations related to the origination of mortgages, foreclosures, and overdrafts as well as many other consumer issues. Additionally, the CFPB has proposed, or may propose, additional regulations or modifications to existing regulations that directly relate to our business. New CFPB regulations, and changes to CFPB regulations and enforcement priorities, may have a material impact on our compliance costs, compliance risk, and operations of the Bank.

FDIC Insurance Assessments

The Bank’s deposits are insured by the FDIC up to $250,000 per account subject to applicable limitations through the Deposit Insurance Fund. As a result, the Bank must pay deposit insurance assessments to the FDIC. The FDIC imposes a risk-based deposit premium assessment system to determine assessments based on a number of factors to measure the risk each institution poses to the Deposit Insurance Fund. The assessment rate is applied to our total average assets less tangible equity. Under the current system, premiums are assessed quarterly and could increase if, for example, criticized loans and/or other higher risk assets increase or balance sheet liquidity decreases. Because the Bank exceeds $10 billion in assets, the FDIC uses a “scorecard” system to calculate our assessments that combines regulatory ratings and certain forward‑looking financial measures intended to assess the risk an institution poses to the Deposit Insurance Fund. The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.

In addition to ordinary assessments described above, the FDIC has the ability to impose special assessments in certain instances. For example, under the Dodd-Frank Act, the minimum designated reserve ratio for the Deposit Insurance Fund was increased to 1.35% of the estimated total amount of insured deposits, and the FDIC adopted rules to impose a surcharge on the quarterly deposit insurance assessments of insured depository institutions deemed to be “large institutions,” generally defined to include banks with total consolidated assets of $10 billion or more for four consecutive quarters, to reach the designated reserve ratio. On September 30, 2018, the Deposit Insurance Fund reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35%. On reaching the minimum reserve ratio of 1.35%, FDIC regulations provided for two changes to deposit insurance assessments: (i) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large institutions) ceased; and (ii) small banks were granted assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio was at or above 1.38%. Assessment rates are expected to decrease if the reserve ratio increases such that it exceeds 2%.

The FDIC may also terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Durbin Amendment

The Dodd-Frank Act included provisions which restrict interchange fees, which are fees charged by banks to cover the cost of handling and exposure to credit and fraud-related risks inherent in bank credit or debit card transactions, to those which are “reasonable and proportionate” for certain debit card issuers and limits the ability of networks and issuers to restrict debit card transaction routing. This statutory provision is known as the Durbin Amendment. In the Federal Reserve’s final rules implementing the Durbin Amendment, interchange fees for debit card transactions were capped at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. Another related rule also permits an additional $0.01 per transaction “fraud prevention adjustment” to the interchange fee if certain Federal Reserve standards are implemented, including an annual review of fraud prevention policies and procedures. With respect to network exclusivity and merchant routing restrictions, it is now required that all debit cards participate in at least two unaffiliated networks so that the transactions initiated using those debit cards will have at least two independent routing channels. The interchange fee restrictions contained in the Durbin Amendment, and the rules promulgated thereunder, apply to debit card issuers with $10 billion or more in total consolidated assets. We became subject to the interchange fee restrictions and other requirements contained in the Durbin Amendment on July 1, 2017.

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

The Federal Reserve reviews, as part of its regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, including us, that are not “large, complex banking organizations.” These reviews are tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives are included in reports of examination. Deficiencies are incorporated into the financial institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the institution is not taking prompt and effective measures to correct the deficiencies.

The scope and content of federal bank regulatory agencies’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate our key employees.

Source of Strength Doctrine

Under long-standing Federal Reserve policy and now codified in the Dodd-Frank Act, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and commit resources to its support. This support may be required at times when the Holding Company may not have the resources to provide it.

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

Transactions with Affiliates

Subsidiaries of bank holding companies, like the Bank, are subject to certain restrictions in their dealings with holding company affiliates. Section 23A of the Federal Reserve Act imposes quantitative and qualitative limits on transactions between a bank and any affiliate, including its holding company, and requires certain levels of collateral for extensions of credit to affiliates and certain other transactions involving affiliates. Section 23B requires that certain transactions between the Bank and its affiliates must be on terms substantially the same, or at least as favorable, as those prevailing at the time for comparable transactions with or involving nonaffiliated companies. In the absence of such comparable transactions, any transaction between banks and their affiliates must be on terms and under circumstances, including credit standards, which in good faith would be offered to or would apply to nonaffiliated companies.

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

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations under the CRA, which requires federal banking regulators to evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. The CRA further requires these criteria to be considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could result in the imposition of additional requirements and limitations on the Bank. Additionally, financial institutions must publicly disclose the terms of various CRA‑related agreements. In its most recent CRA examination, the Bank received a “satisfactory” rating.

In December 2019, the FDIC and the Office of the Comptroller of the Currency proposed changes to the regulations implementing the CRA, which, if adopted will result in changes to the current CRA framework. The Federal Reserve Board did not join the proposal.

Privacy and Data Security

The Federal Reserve, FDIC and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. In addition, various federal regulators, including the Federal Reserve and the SEC, have increased their focus on cyber-security through guidance, examinations and regulations. The Bank has adopted a customer information security program that has been approved by its Board of Directors.

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

Anti-Money Laundering Initiatives, the USA Patriot Act and the Office of Foreign Asset Control

A major focus of governmental policy on financial institutions in recent years has been aimed at combating terrorist financing, money laundering and other criminal acts. This has generally been accomplished by amending existing anti-money laundering laws and regulations. The Patriot Act amended the Currency Consumer Financial Protection and Foreign Transactions Reporting Act of 1970, commonly referred to as the BSA, to strengthen regulation of money laundering and financing of terrorism. The U.S. Treasury, in cooperation with the FDIC and FinCEN, has issued a number of implementing regulations which apply various requirements of the Patriot Act to the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering, terrorist financing and other criminal acts and to verify the identity of their customers. In addition, OFAC, a division of the U.S. Treasury Department charged with administering and enforcing economic and trade sanctions by the U.S. government, publishes lists of persons with which the Bank is prohibited from engaging in business. Over the past several years, federal banking regulators, FinCEN and OFAC have increased supervisory and enforcement attention on U.S. anti-money laundering and sanctions laws, as evidenced by a significant increase in enforcement activity, including several high profile enforcement actions. Several of these actions have addressed violations of the BSA, U.S. sanctions or both, resulting in the imposition of substantial civil monetary penalties. Enforcement actions have increasingly focused on publicly identifying individuals and holding those individuals, including compliance officers, accountable for deficiencies in compliance programs. State attorneys general and the U.S. Department of Justice have also pursued enforcement actions against banking entities alleged to have willfully violated the BSA and U.S. sanctions laws. Failure of a financial institution to maintain and implement adequate programs to combat terrorist financing, or to comply with all of the relevant laws or regulations, can lead to significant monetary penalties and could have other serious legal and reputational consequences for the institution. Our Board has approved policies and procedures that it believes comply with these laws.

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

Human Capital Resources

As of January 31, 2021, we had 2,406 full-time equivalent employees. As indicated, we strive to follow the golden rule – trying to treat each other, and our customers, the way we would like to be treated. We believe that our ability to earn the trust of our customers and deliver exceptional customer service hinges on our culture, which in turn depends upon the dedication and engagement of our employees. When employees are dedicated and engaged, they take extra steps for our customers. We have a community bank mindset, empowering employees to make decisions at the local level, while arming our employees with the products, services, and centralized support of a larger institution. We are committed to attracting and retaining talented employees whose values align with our customer service mission, creating meaningful opportunities for training and advancement, and being an extraordinary place to work.

Oversight and Management

Our Board and its Talent and Compensation Committee provide oversight on human capital matters, including overall compensation philosophy, equity award programs, diversity and inclusion, and succession planning. Our Human Resources, Legal, and Compliance departments develop policies associated with our labor and human capital practices, identify risks, and implement practices to mitigate those risks, under the oversight of the Board and its committees. At the management level, our Employee Benefits Committee is responsible for reviewing and approving our employee benefits programs, including healthcare and other benefits. Our Incentive Compensation Committee is responsible for overseeing, reviewing, and approving the non-executive incentive compensation plans for our employees and for assessing the risks associated with those incentive compensation plans.

Benefits

We offer a variety of medical plans for our employees, including prescription drug coverage and comprehensive dental plan. We also provide long-term disability coverage and life insurance for eligible employees. Our cafeteria plans, or reimbursement accounts, help our employees reduce the costs of medical and dependent care by allowing them to set aside pre-tax dollars. Employees are eligible to contribute to our 401(k) Retirement Plan beginning the first of the month following their date of employment. After one year of employment, employees may become eligible for a company match in an amount up to 5% of total salary.

Additionally, we maintain a stock purchase plan that allows employees to elect to purchase company stock through payroll deductions at a discounted price with no commissions.

In 2020, we provided eligible employees with 80 hours of COVID-19 paid leave. We also provided reimbursement to eligible employees for certain childcare expenses resulting from the pandemic. We are continuing to provide these COVID-19 related benefits in 2021.

Employee Professional Development

Through our professional development initiatives, our internal team and subject matter experts provide our employees with quality continuing education on a variety of topics. The workshops are often held regionally and grouped according to employee function for relevancy and convenience. Participation in continuing education is expected and supported so our employees stay informed and up to date on information, skills, and systems.

Through our memberships with the American Bankers Association, the Risk Management Association, the Mid-Size Bank Coalition of America, and state bankers associations, our employees have access to resources, online training, conferences, and discussion groups designed for bankers at all levels in all roles. We encourage our employees to utilize these resources, and we support our employees’ involvement with these organizations for training, to advance their knowledge and skills sets, and to develop leadership skills. Many of our employees are actively engaged in leadership roles, forums, task forces, and other groups within these organizations.

To encourage, support, and equip our rising leaders with relevant skills, we offer our Leadership Academy, an annual program for a selected group of individuals who exemplify the qualities of a next generation leader. The program is designed to empower emerging leaders with the knowledge and skills necessary to lead our Bank. Participants are selected annually for the multi-month program and engage in strategic projects, leadership and business development sessions, and executive and senior leadership roundtable mentoring. This is intended to allow our highest potential leaders to enhance their knowledge and skills, grow in understanding of our culture and how we do business, and be challenged with assignments that strategically impact the Bank.

Diversity and Inclusion

We strive to foster an open, supportive workplace in which our employees can grow professionally and achieve their potential. We pride ourselves on maintaining workplaces that are intended to inspire employees to voice their ideas and openly express opinions for the betterment of the Bank, our employees, and our customers. We desire that all employees feel that they are operating in an inclusive environment that welcomes and supports differences. We believe that encouraging input from all perspectives allows us to provide our customers with creative ideas and solutions for operating effectively in a complex, ever changing marketplace.

In 2020, we formed our Diversity and Inclusion Council, called the “Power of U.” In addition to leadership provided by our Board and executive management, our Diversity and Inclusion Council is designed to recommend strategies, programs, and opportunities to foster diversity and inclusion. The Power of U is comprised of 14 members from across our geographical footprint and focuses on enhancing the Bank’s culture of teamwork, communication, and connection.

Employee Engagement Surveys

The Best Banks to Work For program, initiated in 2013 by American Banker and Best Companies Group, identifies and recognizes U.S. banks for outstanding employee satisfaction. We are honored to have been named one of American Banker’s 2020 Best Banks to Work For, an award we’ve received for four consecutive years. The Bank is one of only two of the top 50 banks on the list with over $10 billion in assets.

We believe that we are on this list because we listen to our employees and respond to their concerns. Every two years, we conduct an employee engagement survey, facilitated by a third party provider, to seek input and feedback from all of our employees across our entire footprint. Among other things, the survey asks employees to rate and comment on the Bank’s strategies and priorities, customer focus, operations, individual roles and responsibilities, competitiveness for compensation and benefits, work environment, and employee engagement. The survey includes questions that ask employees to score certain questions, as well as allowing employees to provide open-ended feedback responses.

The employment engagement survey results are reviewed and discussed by both executive management and our Board. Our leadership analyzes the survey feedback for areas of improvement, progress, and emphasis. Our leadership takes the survey feedback into account in developing and prioritizing the Bank’s strategic plans and initiatives. We also share an overview of the survey results with our employees and communicate the changes we make in response to the survey to meet our employees’ needs, to enhance our employees’ experience, and to continue to make our company an employer of choice.

We know employees want to work for companies that give back and, as an organization, we believe in the power of coming together for good. In 2020, we conducted our first community engagement survey, facilitated by a third party provider, to seek input and feedback from all of our employees about volunteerism, community issues that are important to them, and how they would like to see us involved in the local communities that we serve. We are using the community engagement survey feedback to enhance our community engagement initiatives and involvement with our local communities.

Information About Our Executive Officers

Information regarding our current executive officers as of February 1, 2021, is set forth below. Each of our executive officers is appointed annually by the Board and serves at the discretion of the Board.

Name (age)	Position with United and Employment History	Officer of United Since

H. Lynn Harton (59)	President, Chief Executive Officer and Director (2018-present); President, Chief Operating Officer and Director (2015-2018)	2012

Jefferson L. Harralson (55)	Executive Vice President and Chief Financial Officer (2017-present); prior to joining United was Managing Director at Keefe, Bruyette and Woods (2002–2017)	2017

Melinda Davis Lux (48)	Executive Vice President, General Counsel and Corporate Secretary (2020–present); prior to joining United was Partner at Womble Bond Dickinson (US) LLP (2016-2020); prior to joining Womble Bond Dickinson, was Partner at the law firm Wyche, P.A.	2020

Robert A. Edwards (56)	Executive Vice President and Chief Risk Officer (2019-present); Executive Vice President and Chief Credit Officer (2015-2019)	2015

Richard W. Bradshaw (59)	Chief Banking Officer (2019-present); President, Commercial Banking Solutions (2014-2018)	2014

Mark Terry (54)	Chief Information Officer (2017-present); Chief Technology Officer (2016-2017); prior to joining United was Chief Information Officer at Palmetto Bancshares, Inc. (2011-2016)	2016

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

ITEM 1A.    RISK FACTORS.
Investors should carefully consider the information contained or incorporated by reference in this Report before deciding to purchase our common stock. The items discussed below are the material factors that make an investment in our common stock speculative or risky, which could, in turn, have a material effect on our financial condition, results of operations or business. Some of these risks are interrelated and the occurrence of one or more of them may exacerbate the effect of others.
CREDIT AND COUNTERPARTY RISK
We are subject to credit risk from our lending activities.
Lending activities are inherently risky. When we lend money or commit to lend, we incur credit risk or the risk of loss if borrowers do not repay their loans or other credit obligations. Credit risk includes, among other things, the quality of our underwriting, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate as well as across the United States. Increases in interest rates and/or weakening economic conditions could adversely affect the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. If loan customers with significant loan balances fail to repay their loans, our results of operations, financial condition and capital levels will suffer.
We are exposed to higher credit and concentration risk from our commercial real estate, commercial and industrial and commercial construction lending.
Our credit risk and credit losses can increase if our loans become concentrated to borrowers engaged in the same or similar activities or to borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions. As of December 31, 2020, approximately 79% of our loan portfolio consisted of commercial loans, including commercial and industrial, equipment financing, commercial construction and commercial real estate mortgage loans. Our borrowers under these loans tend to be small to medium-sized businesses. These types of loans are typically larger than residential real estate loans or consumer loans. During periods of lower economic growth or challenging economic periods, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely affect our results of operations and financial condition. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition and results of operations.
Deterioration in economic conditions, housing conditions and commodity and real estate values and an increase in unemployment in certain states or locations could result in materially higher credit losses if loans are concentrated in those locations. Our loans are heavily concentrated in our primary markets of Georgia, South Carolina, North Carolina, Tennessee and Florida. These markets may have different or weaker performance than other areas of the country and our portfolio may be more negatively impacted than a financial services company with wider geographic diversity.
See the section captioned “Loans” in the “Balance Sheet Review” section of Part II, Item 7. MD&A of this Report for further discussion related to commercial and industrial, construction and commercial real estate loans.
If our allowance for credit losses was required to be increased because it is not large enough to cover actual losses in our loan portfolio, our results of operations and financial condition could be materially and adversely affected.
We maintain an ACL, which is a reserve established through a provision for credit losses charged to expense. After adopting ASC 326, the ACL reflects our assessment of the current expected losses over the life of the loan using historical experience, current conditions and reasonable and supportable forecasts. CECL has created more volatility in the level of our ACL because it relies on macroeconomic forecasts. It is possible that CECL may increase the cost of lending in the industry and result in slower loan growth and lower levels of net income. The level of the allowance reflects our continuing evaluation of factors including current economic forecasts, historical loss experience, the volume and types of loans, and specific credit risks. The determination of the appropriate level of the ACL inherently involves subjectivity in our modeling and requires us to make estimates of current credit risks and future trends, all of which may undergo material changes or vary from our historical experience. Deterioration in economic conditions affecting borrowers, changing economic forecasts, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the ACL. If we are required to materially increase our level of ACL for any reason, such increase could adversely affect our business, financial condition and results of operations.
In addition, bank regulatory agencies periodically review our ACL and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if charge-offs in future periods exceed the ACL, we will need additional provisions to increase the ACL. Any increases in the ACL will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our business, financial condition and results of operations.

See the section captioned “Allowance for Credit Losses” in Part II, Item 7. MD&A of this Report for further discussion related to our process for determining the appropriate level of the ACL.
The soundness of other financial institutions could adversely affect us.
Our ability to engage in routine funding transactions could be adversely affected by the actions and financial stability of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact daily, and therefore could adversely affect us. We have exposure to various counterparties, including clearing houses, brokers and dealers, commercial and correspondent banks, and others. As a result, defaults by, or rumors or questions about, one or more financial services institutions, or the financial services industry generally, may result in market-wide liquidity problems and could lead to losses or defaults by such other institutions. Such occurrences could expose us to credit risk in the event of default of one or more counterparties and could have a material adverse effect on our financial position, results of operations and liquidity.
LIQUIDITY RISK
The inability to maintain or raise funds in amounts adequate to meet our needs could impair our ability to fund our operations and jeopardize our financial condition.
Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Liquidity risk arises from the possibility that we may be unable to satisfy current or future funding requirements and needs.
The objective of managing liquidity risk is to ensure that our cash flow requirements resulting from depositor, borrower and other creditor demands as well as our operating cash needs, are met, and that our cost of funding such requirements and needs is reasonable. We maintain an asset/liability and interest rate risk policy and a liquidity and funds management policy, including a contingency funding plan that, among other things, include procedures for managing and monitoring liquidity risk. Generally, we rely on deposits, repayments of loans and leases and cash flows from our investment securities as our primary sources of funds. Our principal deposit sources include consumer, commercial and public funds customers in our markets. We have used these funds, together with wholesale deposit sources such as brokered deposits, along with FHLB advances, federal funds purchased and other sources of short-term and long-term borrowings, to make loans and leases, acquire investment securities and other assets and to fund continuing operations.
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

The availability of these secondary funding sources is subject to broad economic conditions, to regulation and to investor assessment of our financial strength and, as such, the cost of funds may fluctuate significantly and/or the availability of such funds may be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. If we fail to remain “well-capitalized” our ability to utilize brokered deposits may be restricted. We have somewhat similar risks to the extent high balance core deposits exceed the amount of deposit insurance coverage available.

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

We may need to raise additional capital in the future to support our operations and business plan and our ability to raise capital and maintain required capital levels could be adversely affected by changes in the capital markets and deteriorating economic and market conditions.

Federal and state bank regulators require United and the Bank to maintain adequate levels of capital to support operations. At December 31, 2020, both the Holding Company’s and the Bank’s regulatory capital ratios were above “well-capitalized” levels under regulatory guidelines. However, our business strategy calls for continued growth in our existing banking markets and targeted expansion in new markets. Growth in assets at rates in excess of the rate at which our capital is increased through retained earnings will reduce our capital ratios unless we continue to increase capital via other means. Failure by us to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject us to a variety of enforcement remedies available to the federal regulatory authorities (including a capital directive) and would negatively impact our ability to pursue acquisitions or other expansion opportunities.

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

The inability of our subsidiaries to declare and pay dividends or other distributions to the Holding Company could adversely affect its liquidity and ability to declare and pay dividends.

While our Board, since 2013, has approved the payment of a quarterly cash dividend on our common stock, there can be no assurance whether or when we may pay dividends in the future. Future dividends, if any, will be declared and paid at the Board’s discretion and will depend on a number of factors including, among others, asset quality, earnings performance, liquidity and capital requirements. Our principal source of funds used to pay cash dividends on our common and preferred stock is dividends that we receive from the Bank. As a Georgia state-chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay, as described under “Supervision and Regulation - Payment of Dividends” in Part I, Item 1 of this Report. The federal banking agencies have also issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current earnings. The Federal Reserve may also prevent the payment of a dividend by the Bank if it determines that the payment would be an unsafe and unsound banking practice. The Holding Company and the Bank must also maintain the CET1 capital conservation buffer of 2.5% to avoid becoming subject to restrictions on capital distributions, including dividends. If the Bank is not permitted to pay cash dividends to the Holding Company, it is unlikely that we would be able to continue to pay dividends on our common stock or to pay interest on our indebtedness.

In addition, the terms of our debentures and preferred stock prohibit us from paying dividends on our common stock until we have made required payments (including any deferred payments) under the debentures and preferred stock. See “MARKET RISKS - Holders of our indebtedness have rights that are senior to those of our common shareholders.”

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

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third-party accounting systems and mobile and online banking platforms. We outsource many of our major systems, such as data processing, loan servicing and deposit processing systems and online banking platforms. While we have selected these vendors carefully, we do not control their actions. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Financial or operational difficulties of a vendor could also hurt our operations if those difficulties interfere with the vendor’s ability to serve us. Furthermore, our vendors could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third-party vendors could also create significant delay and expense. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

We have implemented a risk management framework to identify and manage our risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, operational, capital, compliance, strategic and reputational risks. Our framework also includes financial, analytical, forecasting, or other modeling methodologies, which involves management assumptions and judgment. In addition, our Board, in consultation with management, has adopted a risk appetite statement, which sets forth certain thresholds and limits to govern our overall risk profile. However, there is no assurance that our risk management framework, including the risk metrics under our risk appetite statement, will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and become subject to regulatory consequences, as a result of which our business, financial condition, results of operations or prospects could be materially adversely affected.

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

In addition to other banking regulations, the federal BSA, the Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal FinCEN, established by the Treasury to administer the BSA, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal bank regulatory agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the OFAC. Federal and state bank regulators also have begun to focus on compliance with BSA and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including any acquisition plans that we have, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.
Changes to capital requirements for bank holding companies and depository institutions may restrict our ability to pay or increase dividends on or repurchase our common stock and may negatively affect our results of operations.
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
Issuance of additional common stock or other equity securities required to meet regulatory requirements in the future could dilute the ownership interest of existing shareholders.

In order to maintain capital at desired or regulatory-required levels, we may issue or be required to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock. We may sell these shares at prices below the current market price of shares, and the sale of these shares may significantly dilute shareholder ownership. We could also issue additional shares in connection with acquisitions of other financial institutions or other investments, which could also dilute shareholder ownership.

As a participating lender in the SBA PPP, the Company and the Bank are subject to litigation risk regarding the Bank’s processing of loans for the PPP, reputational risk, and risk that the SBA may not fund some or all PPP loan guaranties.

In March 2020, the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP, was enacted. The $349 billion in funds for the PPP was exhausted on April 16, 2020. On April 27, 2020, the program was reopened with an additional $310 billion approved by Congress. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to detailed qualifications and eligibility criteria. The Bank is participating as a lender in the PPP. Under the PPP, we originated loans for $1.17 billion in the aggregate. In addition, through the acquisition of Three Shores, we acquired $217 million in the aggregate of PPP loans on July 1, 2020.

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

LIBOR and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. Our floating-rate funding, certain hedging transactions and certain of the products that we offer, such as floating-rate loans and mortgages, determine their applicable interest rate or payment amount by reference to a benchmark rate, such as LIBOR, SOFR, the prime rate or the federal funds rate. In July 2017, the Chief Executive of the FCA announced that the FCA intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-linked financial instruments.

Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, the market transition away from LIBOR to an alternative reference rate is complex and the failure to adequately manage the transition could have a range of material adverse effects on our business, financial condition and results of operations, including the potential to:

•adversely affect the interest rates paid or received on, and the revenue and expenses associated with, our floating rate obligations, loans, deposits, derivatives and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
•adversely affect the value of our floating rate obligations, loans, deposits, derivatives and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
•prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate;
•result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and
•require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark.

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

Our success depends significantly upon local, national and global economic and political conditions, as well as governmental monetary policies and trade relations. Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. Unlike banks that are more geographically diversified, we are a regional bank that provides services to customers primarily in Georgia, South Carolina, North Carolina, Tennessee and Florida. The market conditions in these markets may be different from, and could be worse than, the economic conditions in the United States as a whole. Adverse changes in business and economic conditions generally or specifically in the markets in which we operate could affect impact our business, including causing one or more of the following negative developments:

•a decrease in the demand for loans and other products and services offered by us;
•a decrease in the value of the collateral securing our residential or commercial real estate loans;
•a permanent impairment of our assets; or
•an increase in the number of customers or other counterparties who default on their loans or other obligations to us, which could result in a higher level of NPAs, net charge-offs and provision for loan losses.

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

Changes in interest rate levels could negatively affect the demand for our products, our net interest margin, and consequently our net earnings, and our ability to manage interest rate risk exposure may be ineffective.

Our profitability is dependent to a large extent on net interest income, which is the difference between interest income earned on loans, leases and investment securities and interest expense paid on deposits, other borrowings, senior debt and subordinated notes. The absolute level of interest rates as well as changes in interest rates, including changes to the shape of the yield curve, may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense. In a period of changing interest rates, interest expense may increase at different rates than the interest earned on assets, impacting our net interest income. Interest rate fluctuations are caused by many factors which, for the most part, are not under our control. For example, national monetary policy implemented by the Federal Reserve plays a significant role in the determination of interest rates. Additionally, competitor pricing and the resulting negotiations that occur with our customers also impact the rates we collect on loans and the rates we pay on deposits. In addition, the discontinuance of LIBOR as a reference rate, and the uncertainty related to such potential changes, may adversely affect the value of reference rate-linked loans, debt securities and derivatives that we hold or issue, which could further impact our interest rate spread.

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

Because of significant competitive pressures in our markets and the negative impact of these pressures on our deposit and loan pricing, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to LIBOR or other benchmark rates (which are at relatively low levels as a result of macroeconomic conditions), our net interest margin may be negatively impacted if these short-term rates remain at their low levels or decrease further. However, if short-term interest rates rise, our results of operations may also be negatively impacted if we are unable to increase the rates we charge on loans or earn on our investment securities in excess of the increases we must pay on deposits and our other funding sources. As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be negatively affected.

We have historically entered into certain hedging transactions including interest rate swaps, which are designed to lessen elements of our interest rate exposure. If interest rates do not change in the manner anticipated, such transactions may not be effective and our results of operations may be adversely affected.

The COVID-19 pandemic is expected to continue to disrupt and adversely affect our business and results of operations, and the ultimate impacts of the pandemic on our business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain and will be impacted by the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The ongoing COVID-19 pandemic has caused and will continue to cause significant disruption in the international and United States economies and financial markets and has had an adverse effect on our business and results of operations. The spread of COVID-19 has caused illness and death resulting in quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions, and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of the states in which we have branches, and most other states, have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, including, among others, those in the hospitality (including hotels and lodging) and restaurant industries, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate.

The ultimate effects of the COVID-19 pandemic on the broader economy and the markets that we serve are not known, nor is the ultimate length of the restrictions described above and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect our interest income and, therefore, earnings, financial condition, and results of operation. Additional impacts of the COVID-19 pandemic on our business could be widespread and material, and may include, or exacerbate, among other consequences, any of the risk factors described herein or any of the following:

•employees contracting COVID-19;
•reductions in operating effectiveness as employees work from home;
•a work stoppage, forced quarantine, or other interruption of our business;
•unavailability of key personnel necessary to conduct our business activities;
•effects on key employees, including operational management personnel and those charged with preparing, monitoring, and evaluating our financial reporting and internal controls;
•increased cybersecurity risks as a result of many of our employees working remotely;
•sustained closures of branch lobbies or the offices or businesses of our customers;
•declines in demand for loans and other banking services and products;
•reduced consumer spending due to job losses and other effects attributable to the COVID-19 pandemic;
•unprecedented volatility in United States financial markets;
•volatile performance of our investment securities portfolio;
•decline in the credit quality of our loan portfolio resulting from the effects of the COVID-19 pandemic in our markets, leading to a need to increase the ACL, as applicable;
•increases in the ACL resulting from CECL, either alone or as affected by the impact of COVID-19;
•declines in value of collateral for loans, including real estate collateral;
•declines in the net worth and liquidity of borrowers and loan guarantors, impairing their ability to honor commitments to us, which may affect, among other things, the levels of NPAs, charge-offs, and provision expense; and
•declines in demand resulting from businesses deemed to be “non-essential” by governments in the markets that we serve, and from both “non-essential” and “essential” businesses suffering adverse effects from reduced levels of economic activity.

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

Although we are taking precautions to protect the safety and well-being of our employees and customers, if we experience a prolonged disruption in our employees’ ability to provide customer support and service, our business, financial condition, and results of operation could be materially and adversely affected. In addition, our financial performance generally, and in particular the ability of borrowers to pay interest and repay principal of outstanding loans, the value of collateral securing those loans, and the demand for loans and other products and services that we offer, is highly dependent upon the business environment in the primary markets in which we operate and in the United States as a whole. Unfavorable market conditions and uncertainty due to the coronavirus pandemic may result in a deterioration in the credit quality of borrowers, an increase in the number of loan delinquencies, defaults, and charge-offs, additional provisions for loan losses, adverse asset values of the collateral securing loans, and an overall material adverse effect on the quality of our loan portfolio. Moreover, the duration of the coronavirus pandemic and its corresponding impact on unfavorable and uncertain economic conditions is unknown and highly uncertain.

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

We expect to continue to expand in our current markets and in select attractive new growth markets by opening additional branches and service locations and also through acquisitions of all or part of other financial institutions. These types of expansions involve various risks, including:

Planning and Execution of Expansion. We may be unable to successfully:

•identify and expand into suitable markets;
•identify and acquire suitable sites for new branches and service locations and comply with zoning and permitting requirements;
•identify and execute potential acquisition targets;
•develop accurate estimates and judgments to evaluate asset values and credit, operations, management and market risks with respect to an acquired branch or institution, a new branch office or a new market;
•realize certain assumptions and estimates to preserve the expected financial benefits of the transaction;
•avoid the diversion of our management’s attention from existing operations during the negotiation of a transaction;
•manage successful entry into new markets where we have limited or no direct prior experience;
•obtain regulatory and other approvals, or obtain such approvals without restrictive conditions;
•avoid the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on results of operations; or
•finance an acquisition or expansion or avoid possible dilution of our tangible book value.

Management of Growth. We may be unable to successfully:

•maintain loan quality in the context of significant loan growth;
•attract sufficient deposits and capital to fund anticipated loan growth;
•maintain adequate common equity and regulatory capital;
•avoid diversion or disruption of our existing operations or management as well as those of the acquired institution;
•hire or retain adequate management personnel and systems to oversee and support such growth;
•avoid the loss of key employees and customers of an acquired branch or institution;
•maintain adequate internal audit, loan review and compliance functions;
•implement additional policies, procedures and operating systems required to support such growth;
•integrate the acquired financial institution or portion of the institution; or
•avoid temporary disruption of our business or the business of the acquired institution.

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

SPECIFIC RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

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

United’s amended and restated articles of incorporation, as amended (our “articles”), and bylaws, as amended (our “bylaws”), contain various provisions that could have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control of United. These provisions include:

•a provision allowing the Board to consider the interests of our employees, customers, suppliers and creditors when considering an acquisition proposal;
•a provision that all amendments to the articles and bylaws must be approved by a majority of the outstanding shares of our capital stock entitled to vote;
•a provision requiring that any business combination involving United be approved by 75% of the outstanding shares of United’s common stock excluding shares held by stockholders who are deemed to have an interest in the transaction unless the business combination is approved by 75% of United’s directors;
•a provision restricting removal of directors except for cause and upon the approval of two-thirds of the outstanding shares of our capital stock entitled to vote;
•a provision that any special meeting of shareholders may be called only by the chairman, chief executive officer, president, chief financial officer, board of directors or the holders of 25% of the outstanding shares of United’s capital stock entitled to vote; and
•a provision establishing certain advance notice procedures for matters to be considered at an annual meeting of shareholders.

Additionally, United’s articles authorize the Board to issue shares of preferred stock without shareholder approval and upon such terms as the Board may determine. The issuance of our preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a controlling interest in us. In addition, certain provisions of Georgia law, including a provision which restricts certain business combinations between a Georgia corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control of United.
Holders of our indebtedness and preferred stock have rights that are senior to those of our common shareholders.
At December 31, 2020, we had outstanding senior debentures, subordinated debentures, trust preferred securities and accompanying subordinated debentures and preferred stock totaling $423 million. Payments of the principal and interest on the senior debentures, subordinated debentures and the subordinated debentures accompanying the trust preferred securities and dividends on the preferred stock are senior to payments with respect to shares of our common stock. We also conditionally guarantee payments of the principal and interest on the trust preferred securities. As a result, we must make payments on these debt instruments (including the related trust preferred securities) and preferred shares before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debt and preferred shares must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the subordinated debentures related to the trust preferred securities (and the related guarantee of payments on the trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock. If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on the subordinated debentures related to the trust preferred securities (and the related guarantee of payments on the trust preferred securities).
We may from time to time issue additional senior or subordinated indebtedness or preferred stock that would have to be repaid before our shareholders would be entitled to receive any of our assets.

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

GENERAL RISK FACTORS

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results. As a result, current and potential holders of our securities could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

Maintaining and adapting our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, is expensive and requires significant management attention. Moreover, as we continue to grow, our internal controls may become more complex and require additional resources to ensure they remain effective amid dynamic regulatory and other guidance. Failure to implement effective controls or difficulties encountered in the process may harm our results of operations and financial condition or cause us to fail to meet our reporting obligations. If we or our independent registered accounting firm identify material weaknesses in our internal control over financial reporting or are otherwise required to restate our financial statements, we could be required to implement expensive and time-consuming remedial measures and could lose investor confidence in the accuracy and completeness of our financial reports. We may also face regulatory enforcement or other actions, including the potential delisting of our securities from the Nasdaq. This could have an adverse effect on our business, financial condition or results of operations, as well as the trading price of our securities, and could potentially subject us to litigation.

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

Certain accounting policies are critical to presenting our financial condition and results. They require management to make difficult, subjective and complex assumptions, estimates and judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions and estimates. These critical accounting policies relate to the ACL and fair value measurement. Because of the uncertainty of assumptions and estimates involved in these matters, we may be required to do one or more of the following: significantly increase the ACL and/or sustain credit losses that are significantly higher than the reserve provided; or, significantly decrease the carrying value of loans, foreclosed property or other assets or liabilities to reflect a reduction in their fair value.

The accounting standard setters, including the FASB, the SEC and other regulatory agencies, periodically change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. For additional information, refer to Note 2 to our consolidated financial statements contained in this Report. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, which would result in the recasting of our prior period financial statements.

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

Although our common stock currently is traded on the Nasdaq, it has less liquidity than other stocks quoted on a national securities exchange.
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
The trading volume in our common stock on Nasdaq has been relatively low when compared with larger companies listed on the Nasdaq or other stock exchanges. For 2020, our average daily trading volume was 515,640 shares. Although we have experienced increased liquidity in our stock, we cannot say with any certainty that a more active and liquid trading market for our common stock will continue to develop. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.
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
Stock price volatility may make it more difficult for you to resell your common stock when you want and at prices you find attractive. Our stock price can fluctuate significantly in response to a variety of factors, some of which are unrelated to our financial performance, including, among other things:
•actual or anticipated variations in quarterly results of operations;
•recommendations by securities analysts;
•operating and stock price performance of other companies that investors deem comparable to us;
•news reports relating to trends, concerns and other issues in the financial services industry;
•perceptions in the marketplace regarding us and/or our competitors;
•new technology used, or services offered, by competitors;
•significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;
•failure to integrate acquisitions or realize anticipated benefits from acquisitions;
•changes in government regulations; or
•geopolitical conditions such as acts or threats of terrorism, military conflicts, the effects (or perceived effects) of pandemics and trade relations.
General market fluctuations, including real or anticipated changes in the strength of the local economy; industry factors and general economic and political conditions and events, such as economic slowdowns or recessions; interest rate changes, oil price volatility or credit loss trends could also cause our stock price to decrease regardless of our operating results.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

Our executive offices are located at 125 Highway 515 East, Blairsville, Georgia and 2 West Washington Street, Suite 700, Greenville, South Carolina. We own our executive office in Blairsville, Georgia and lease our executive office in Greenville, South Carolina. We provide services or perform operational functions at 193 locations, of which 137 are owned and 56 are leased under operating leases. We believe the terms of the various leases are consistent with market standards and were arrived at through arm’s-length bargaining. We consider our properties to be suitable and adequate for operating our banking business. Notes 7 and 13 to our consolidated financial statements include additional information regarding investments in premises and equipment and leased properties.

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

PART II

ITEM 5.    MARKET FOR UNITED’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Stock. United’s common stock trades on the Nasdaq under the symbol “UCBI”. At January 31, 2021, there were 8,142 record shareholders of United’s common stock.

Dividends. Our Board declared annual cash dividends of $0.72 and $0.68 per share on our common stock in 2020 and 2019, respectively. We currently intend to continue to pay comparable quarterly cash dividends on our common stock, subject to approval by our Board, although we may elect not to pay dividends or to change the amount of such dividends. The payment of dividends is a decision of our Board based upon then-existing circumstances, including our rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant.

Additional information regarding dividends is included in this Report in Note 21 to our consolidated financial statements in Part II Item 8 Financial Statements and Supplementary Data, under the heading of “Supervision and Regulation” in Part I Item 1. Business and under the heading “Capital Resources and Dividends” in Part II, Item 7. MD&A.

Share Repurchases. We made no common stock repurchases during the fourth quarter of 2020. In November 2020, our Board re-authorized the existing common stock repurchase plan to allow the repurchase of up to $50 million of our common stock. The program is scheduled to expire on the earlier of the repurchase of our common stock having an aggregate purchase price of $50 million or December 31, 2021. Under the program, shares may be repurchased in open market transactions at prevailing market prices or in privately negotiated transactions, from time to time, or by other means in accordance with federal securities laws, and the program may be suspended or discontinued at any time without notice. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, and applicable legal requirements. Repurchased shares will become treasury shares and may be utilized for general corporate purposes.

Performance Graph. Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return on the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Bank Stocks Index for the five-year period commencing December 31, 2015 and ending on December 31, 2020.

FIVE YEAR CUMULATIVE TOTAL RETURNS*
COMPARISON OF UNITED COMMUNITY BANKS, INC., NASDAQ STOCK MARKET (U.S.) INDEX AND NASDAQ BANK INDEX
As of December 31

Dollars
280
260
240
220
200
180
160
140
120
100
2015
2016
2017
2018
2019
2020
United Community Banks, Inc.
Nasdaq Stock Market (U.S.) Index
Nasdaq Bank Index

	Cumulative Total Return*
	2015	2016	2017	2018	2019	2020
United Community Banks, Inc.	$100	$154	$148	$116	$170	$163
Nasdaq Stock Market (U.S.) Index	100	108	138	133	179	257
Nasdaq Bank Index	100	135	140	115	139	124

*     Assumes $100 invested on December 31, 2015 in our common stock and above noted indexes. Total return includes reinvestment of dividends at the closing stock price of the common stock on the dividend payment date and the closing values of stock and indexes as of December 31 of each year.

UNITED COMMUNITY BANKS, INC.
Item 6. Selected Financial Data
For the Years Ended December 31,

(in thousands, except per share data)	2020	2019	2018	2017	2016
INCOME SUMMARY
Interest revenue	$557,996	$552,706	$500,080	$389,720	$335,020
Interest expense	56,237	83,312	61,330	33,735	25,236
Net interest revenue	501,759	469,394	438,750	355,985	309,784
Provision for credit losses	80,434	13,150	9,500	3,800	(800)
Noninterest income	156,109	104,713	92,961	88,260	93,697
Total revenue	577,434	560,957	522,211	440,445	404,281
Expenses	367,989	322,245	306,285	267,611	241,289
Income before income tax expense	209,445	238,712	215,926	172,834	162,992
Income tax expense	45,356	52,991	49,815	105,013	62,336
Net income	164,089	185,721	166,111	67,821	100,656
Merger-related and other charges	7,018	7,357	7,345	14,662	8,122
Income tax benefit of merger-related and other charges	(1,340)	(1,695)	(1,494)	(3,745)	(3,074)
Impact of remeasurement of deferred tax asset resulting from 2017 Tax Cuts and Jobs Act	—	—	—	38,199	—
Impairment of deferred tax asset on cancelled non-qualified stock options	—	—	—	—	976
Release of disproportionate tax effects lodged in OCI	—	—	—	3,400	—
Net income - operating (1)*	$169,767	$191,383	$171,962	$120,337	$106,680
PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$1.91	$2.31	$2.07	$0.92	$1.40
Diluted net income - operating (1)*	1.98	2.38	2.14	1.63	1.48
Common stock cash dividends declared	0.72	0.68	0.58	0.38	0.30
Book value	21.90	20.53	18.24	16.67	15.06
Tangible book value (3)*	17.56	16.28	14.24	13.65	12.95
Key performance ratios:
Return on common equity - GAAP (2)	9.25%	11.89%	11.60%	5.67%	9.41%
Return on common equity - operating (1)(2)*	9.58	12.25	12.01	10.07	9.98
Return on tangible common equity - operating (1)(2)(3)*	12.24	15.81	15.69	12.02	11.86
Return on assets - GAAP	1.04	1.46	1.35	0.62	1.00
Return on assets - operating (1)*	1.07	1.51	1.40	1.09	1.06
Dividend payout ratio - GAAP	37.70	29.44	28.02	41.30	21.43
Dividend payout ratio - operating (1)*	36.36	28.57	27.10	23.31	20.27
Net interest margin (fully taxable equivalent)	3.55	4.07	3.91	3.52	3.36
Efficiency ratio - GAAP	55.71	55.77	57.31	59.95	59.80
Efficiency ratio - operating (1)*	54.64	54.50	55.94	56.67	57.78
Equity to total assets	11.29	12.66	11.59	10.94	10.05
Tangible common equity to tangible assets (3)*	8.81	10.32	9.29	9.14	8.77
ASSET QUALITY
Nonperforming loans	$61,599	$35,341	$23,778	$23,658	$21,539
Foreclosed properties	647	476	1,305	3,234	7,949
Total NPAs	62,246	35,817	25,083	26,892	29,488
ACL - loans	137,010	62,089	61,203	58,914	61,422
Net charge-offs	18,316	12,216	6,113	5,998	6,766
ACL - loans to loans	1.20%	0.70%	0.73%	0.76%	0.89%
Net charge-offs to average loans	0.17	0.14	0.07	0.08	0.11
NPAs to loans and foreclosed properties	0.55	0.41	0.30	0.35	0.43
NPAs to total assets	0.35	0.28	0.20	0.23	0.28
AVERAGE BALANCES ($ in millions)
Loans	$10,467	$8,708	$8,170	$7,150	$6,413
Investment securities	2,752	2,647	2,899	2,847	2,691
Earning assets	14,226	11,609	11,282	10,162	9,257
Total assets	15,467	12,687	12,284	11,015	10,054
Deposits	13,135	10,579	10,000	8,950	8,177
Shareholders’ equity	1,821	1,556	1,380	1,180	1,059
Common shares - basic (thousands)	83,184	79,700	79,662	73,247	71,910
Common shares - diluted (thousands)	83,248	79,708	79,671	73,259	71,915
AT PERIOD END ($ in millions)
Loans	$11,371	$8,813	$8,383	$7,736	$6,921
Investment securities	3,645	2,559	2,903	2,937	2,762
Total assets	17,794	12,916	12,573	11,915	10,709
Deposits	15,232	10,897	10,535	9,808	8,638
Shareholders’ equity	2,008	1,636	1,458	1,303	1,076
Common shares outstanding (thousands)	86,675	79,014	79,234	77,580	70,899

(1) Excludes merger-related and other charges, which includes amortization of certain executive change of control benefits, 2019 executive retirement charges and termination of the Funded Plan, the 2017 impact of remeasurement of United’s DTAs following the passage of tax reform legislation, a 2017 release of disproportionate tax effects lodged in OCI, and a 2016 DTA impairment charge related to cancelled non-qualified stock options. (2) Net income less preferred stock dividends, divided by average realized common equity, which excludes AOCI.
(3) Excludes effect of acquisition related intangibles and associated amortization.
* Represents a non-GAAP measure. For more information and a corresponding reconciliation of non-GAAP to related GAAP financial measures, see “GAAP Reconciliation and Explanation” and “Table 1 - Non-GAAP Performance Measures Reconciliation - Annual” in the MD&A section of this Report.

UNITED COMMUNITY BANKS, INC.
Item 6. Selected Financial Data, continued

	2020				2019
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
INCOME SUMMARY
Interest revenue	$156,071	$141,773	$123,605	$136,547	$136,419	$140,615	$139,156	$136,516
Interest expense	10,676	13,319	14,301	17,941	19,781	21,277	21,372	20,882
Net interest revenue	145,395	128,454	109,304	118,606	116,638	119,338	117,784	115,634
Provision for credit losses	2,907	21,793	33,543	22,191	3,500	3,100	3,250	3,300
Noninterest income	41,375	48,682	40,238	25,814	30,183	29,031	24,531	20,968
Total revenue	183,863	155,343	115,999	122,229	143,321	145,269	139,065	133,302
Expenses	106,490	95,981	83,980	81,538	81,424	82,924	81,813	76,084
Income before income tax expense	77,373	59,362	32,019	40,691	61,897	62,345	57,252	57,218
Income tax expense	17,871	11,755	6,923	8,807	12,885	13,983	13,167	12,956
Net income	59,502	47,607	25,096	31,884	49,012	48,362	44,085	44,262
Merger-related and other charges	2,452	3,361	397	808	(74)	2,605	4,087	739
Income tax benefit of merger-related and other charges	(552)	(519)	(87)	(182)	17	(600)	(940)	(172)
Net income - operating (1)*	$61,402	$50,449	$25,406	$32,510	$48,955	$50,367	$47,232	$44,829
PERFORMANCE MEASURES
Per common share:
Diluted net income (loss) - GAAP	$0.66	$0.52	$0.32	$0.40	$0.61	$0.60	$0.55	$0.55
Diluted net income - operating (1)*	0.68	0.55	0.32	0.41	0.61	0.63	0.59	0.56
Cash dividends declared	0.18	0.18	0.18	0.18	0.18	0.17	0.17	0.16
Book value	21.90	21.45	21.22	20.80	20.53	20.16	19.65	18.93
Tangible book value (3)*	17.56	17.09	16.95	16.52	16.28	15.90	15.38	14.93
Key performance ratios:
Return on common equity - GAAP (2)(4)	12.36%	10.06%	6.17%	7.85%	12.07%	12.16%	11.45%	11.85%
Return on common equity - operating (1)(2)(4)*	12.77	10.69	6.25	8.01	12.06	12.67	12.27	12.00
Return on tangible common equity - operating (1)(2)(3)(4)*	16.23	13.52	8.09	10.57	15.49	16.38	15.88	15.46
Return on assets - GAAP (4)	1.30	1.07	0.71	0.99	1.50	1.51	1.40	1.44
Return on assets - operating (1)(4)*	1.34	1.14	0.72	1.01	1.50	1.58	1.50	1.45
Dividend payout ratio - GAAP	27.27	34.62	56.25	45.00	29.51	28.33	30.91	29.09
Dividend payout ratio - operating (1)*	26.47	32.73	56.25	43.90	29.51	26.98	28.81	28.57
Net interest margin (fully taxable equivalent) (4)	3.55	3.27	3.42	4.07	3.93	4.12	4.12	4.10
Efficiency ratio - GAAP	56.73	54.14	55.86	56.15	54.87	55.64	57.28	55.32
Efficiency ratio - operating (1)*	55.42	52.24	55.59	55.59	54.92	53.90	54.42	54.78
Equity to total assets	11.29	11.47	11.81	12.54	12.66	12.53	12.25	12.06
Tangible common equity to tangible assets (3)*	8.81	8.89	9.12	10.22	10.32	10.16	9.86	9.76
ASSET QUALITY
Nonperforming loans	$61,599	$49,084	$48,021	$36,208	$35,341	$30,832	$26,597	$23,624
Foreclosed properties	647	953	477	475	476	102	75	1,127
NPAs	62,246	50,037	48,498	36,683	35,817	30,934	26,672	24,751
ACL - loans	137,010	134,256	103,669	81,905	62,089	62,514	62,204	61,642
Net charge-offs	1,515	2,538	6,149	8,114	3,925	2,723	2,438	3,130
ACL - loans to loans	1.20%	1.14%	1.02%	0.92%	0.70%	0.70%	0.70%	0.73%
Net charge-offs to average loans (4)	0.05	0.09	0.25	0.37	0.18	0.12	0.11	0.15
NPAs to loans and foreclosed properties	0.55	0.42	0.48	0.41	0.41	0.35	0.30	0.29
NPAs to total assets	0.35	0.29	0.32	0.28	0.28	0.24	0.21	0.20
AVERAGE BALANCES ($ in millions)
Loans	$11,595	$11,644	$9,773	$8,829	$8,890	$8,836	$8,670	$8,430
Investment securities	3,326	2,750	2,408	2,520	2,486	2,550	2,674	2,883
Earning assets	16,394	15,715	12,958	11,798	11,832	11,568	11,534	11,498
Total assets	17,698	17,013	14,173	12,944	12,946	12,681	12,608	12,509
Deposits	15,057	14,460	12,071	10,915	10,924	10,531	10,493	10,361
Shareholders’ equity	1,994	1,948	1,686	1,653	1,623	1,588	1,531	1,478
Common shares - basic (thousands)	87,258	87,129	78,920	79,340	79,659	79,663	79,673	79,807
Common shares - diluted (thousands)	87,333	87,205	78,924	79,446	79,669	79,667	79,678	79,813
AT PERIOD END ($ in millions)
Loans	$11,371	$11,799	$10,133	$8,935	$8,813	$8,903	$8,838	$8,493
Investment securities	3,645	3,089	2,432	2,540	2,559	2,515	2,620	2,720
Total assets	17,794	17,153	15,005	13,086	12,916	12,809	12,779	12,506
Deposits	15,232	14,603	12,702	11,035	10,897	10,757	10,591	10,534
Shareholders’ equity	2,008	1,967	1,772	1,641	1,636	1,605	1,566	1,508
Common shares outstanding (thousands)	86,675	86,611	78,335	78,284	79,014	78,974	79,075	79,035

(1) Excludes merger-related and other charges which includes termination of the Funded Plan in the third quarter of 2019, executive retirement charges in the second quarter of 2019, and amortization of certain executive change of control benefits. (2) Net income less preferred stock dividends, divided by average realized common equity, which excludes AOCI. (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.
* Represents a non-GAAP measure. For more information and a corresponding reconciliation of non-GAAP to related GAAP financial measures, see “GAAP Reconciliation and Explanation” and “Table 1 - Non-GAAP Performance Measures Reconciliation - Quarterly” in the MD&A section of this Report.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes. The discussion of the components of our results of operations focuses on financial trends and events occurring between 2019 and 2020.

For additional information related to financial trends between 2019 and 2018 please see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 27, 2020, which information under that caption is incorporated herein by this reference. Historical results of operations are not necessarily predictive of future results.

GAAP Reconciliation and Explanation

This Report contains financial information determined by methods other than in accordance with GAAP. Such non-GAAP financial information includes the following measures: “tangible book value per common share” and “tangible common equity to tangible assets.” In addition, management presents non-GAAP operating performance measures, which exclude merger-related and other items that are not part of our core business operations. Operating performance measures include “expenses – operating,” “net income – operating,” “diluted net income per common share – operating,” “return on common equity – operating,” “return on tangible common equity – operating,” “return on assets – operating,” “dividend payout ratio – operating” and “efficiency ratio – operating.” Management has developed internal processes and procedures to accurately capture and account for merger-related and other charges and those charges are reviewed with the audit committee of our Board each quarter. Management uses these non-GAAP measures because it believes they may provide useful supplemental information for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP measures may also provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as a comparison to financial results for prior periods. These non-GAAP measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP and are not necessarily comparable to other similarly titled measures used by other companies. To the extent applicable, reconciliations of these non-GAAP measures to the most directly comparable measures as reported in accordance with GAAP are included in Table 1 of MD&A.

Overview

We offer a wide array of commercial and consumer banking services and investment advisory services through a 160 branch network throughout Georgia, South Carolina, North Carolina, Tennessee and Florida. We have grown organically as well as through strategic acquisitions. At December 31, 2020, we had consolidated total assets of $17.8 billion and 2,399 full-time equivalent employees.

Recent Developments

Mergers and Acquisitions

In the past two years, we have continued to expand through acquisitions as follows:

•On July 1, 2020, we acquired Three Shores including its wholly-owned banking subsidiary, Seaside, headquartered in Orlando, Florida. Seaside was a premier commercial lender with a strong wealth management platform and operated a 14-branch network located in key Florida metropolitan markets. We acquired $2.13 billion of assets and assumed $1.99 billion of liabilities in the acquisition.
•On May 1, 2019, we acquired FMBT, which operated four branches in the Athens-Clarke County, Georgia MSA. We acquired $245 million of assets and assumed $213 million of liabilities in the acquisition.

The acquired entities’ results are included in our consolidated results beginning on the respective acquisition dates. We will continue to evaluate potential transactions as opportunities arise.

COVID-19

During 2020, the impact of the COVID-19 pandemic and the resulting preventative and protective government issued mandates materially restricted the level of economic activity in our markets. These mandates included restrictions on travel and business operations, stay-at-home advisories and requirements and temporary closures of businesses deemed to be non-essential. In turn, unemployment dramatically increased in the United States and negatively impacted many businesses, and thereby threatened the repayment ability of some of our borrowers.

To address the economic impact in the United States, the CARES Act was enacted in March of 2020. The CARES Act and related banking interagency guidance included a number of provisions that affected us, including accounting relief for TDRs and regulatory capital relief for the effect of CECL implementation. The CARES Act also established the PPP through the SBA, which allowed us to lend money to small businesses to maintain employee payrolls and pay other qualified expenses during the crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the proceeds are used in accordance with the requirements of the program. The Federal Reserve also took additional steps to bolster the economy by, among other things, reducing the federal funds rate and the discount-window borrowing rate to near zero.

In response to the pandemic, we implemented protocols and processes to help protect our employees, customers and communities. These measures included temporarily operating our branches under a drive-through model, appointment-only lobby service, taking measures to disperse critical operations teams to separate locations and, when possible, having employees work from home. We offered assistance to our customers affected by the economic impacts of the COVID-19 pandemic, including payment deferrals, waiving certain fees, suspending property foreclosures and participating in the CARES Act and PPP.
In an effort to ensure our capital and liquidity resources remain strong throughout the rapidly changing economic conditions, we issued $100 million of non-cumulative perpetual preferred stock, issued $100 million of senior debentures and temporarily suspended common stock repurchases. Given the unprecedented uncertainty and rapidly evolving economic effects and social impacts of the COVID-19 pandemic, the future direct and indirect impact on our business, results of operations and financial condition are highly uncertain. Should current economic conditions persist or continue to deteriorate, we expect that this macroeconomic environment will have a continued adverse effect on our business and results of operations, which could include, but not be limited to: decreased demand for our products and services, protracted periods of lower interest rates, increased noninterest expenses, operational losses and increased credit losses due to deterioration in the financial condition of our consumer and commercial borrowers, including declining asset and collateral values, which may continue to increase our provision for credit losses and net charge-offs.

See Part I, Item 1. “Business” of this Report for more information related to the impact of COVID-19.

LIBOR and Other Benchmark Rates

As previously disclosed, to facilitate an orderly transition from Interbank Offered Rates (“IBORs”) and other benchmark rates to alternative reference rates (“ARRs”), we have established an enterprise-wide program to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks, including LIBOR. As part of this program, we continue to identify, assess and monitor risks associated with the expected discontinuation or unavailability of LIBOR and other benchmarks, and evaluate and address documentation and contractual mechanics of outstanding IBOR-based products and contracts that mature after 2021 and new and potential future ARR-based products and contracts to achieve operational readiness. This program includes active involvement of senior management and regular reports to the Enterprise Risk Committee. The program is structured to address the industry and regulatory engagement, client and financial contract changes, internal and external communications, technology and operations modifications, introduction of new products, migration of existing clients, and program strategy and governance. As the markets for ARRs continue to grow, we continue to monitor the development and usage of ARRs, including SOFR. Additionally, any prolonged economic and market disruptions resulting from COVID-19 may have an adverse impact on the market and industry transition to ARRs, including the readiness of other market participants and third-party vendors, and our engagement with impacted clients and their operational readiness to transition to ARRs. For more information on the expected replacement of LIBOR and other benchmark rates, see Part I, Item 1A. Risk Factors – Market Risks of this Report.

Results of Operations

We reported net income of $164 million, or $1.91 per diluted share, in 2020, down from $186 million, or $2.31 per diluted share, in 2019. The decrease reflects the combined impact of a number of factors including the global COVID-19 pandemic and our implementation of CECL, both of which resulted in a higher provision for credit losses, and the impact of falling interest rates on our net interest margin.

We reported net income - operating (non-GAAP) of $170 million during 2020 compared to $191 million in 2019. For 2020, net income - operating (non-GAAP) excludes merger-related and branch closure charges, which net of tax, totaled $5.68 million. For 2019, net income - operating (non-GAAP) excludes merger-related, pension termination of the Funded Plan, executive retirement charges and branch closure charges, which net of tax, totaled $5.66 million.

Net interest revenue increased to $502 million for 2020, compared to $469 million for 2019, while the net interest margin decreased 52 basis points to 3.55% in 2020 from 4.07% in 2019. The increase in net interest revenue was primarily attributable to organic loan growth, loans acquired from Three Shores and PPP loans originated during the year. The net interest margin decreased primarily as a result of the impact of historically low interest rates on our asset sensitive balance sheet and a change in the composition of interest-earning assets due to an increase in on-balance sheet liquidity with limited opportunity to invest at reasonable rates.

The provision for credit losses was $80.4 million for 2020 under CECL, compared to $13.2 million for 2019 under the Incurred Loss method. Net charge-offs for 2020 were $18.3 million, compared to $12.2 million for 2019.

Noninterest income, which was up $51.4 million, or 49%, from 2019, was primarily driven by an increase in mortgage loan gains and related fees. The low rate environment spurred an increase in both purchase and refinance volume and combined with widening gain on sale margins to drive the increase in fees. Income from customer derivatives for 2020 also increased compared to 2019 due to increased demand for fixed rates during the current low rate environment. We also saw an increase in wealth management fees, which was driven by the addition of Three Shores’ wealth management business.

Noninterest expenses for 2020 of $368 million were up $45.7 million, or 14%, from 2019. Salaries and employee benefits expense was the largest contributor to the increase, up $27.6 million in 2020, due to several factors including increased mortgage commissions and the addition of Three Shores employees for the second half of 2020. During 2020, we formed a private foundation, United Community Bank Foundation (“Foundation”), to which we contributed $10.0 million. The Foundation was established to facilitate a more strategic approach to our charitable giving that will enhance how we give back to the communities in our footprint.

Critical Accounting Policies

Our accounting and reporting policies are in accordance with GAAP and conform to general practices within the banking industry. Application of these principles requires management to make estimates, assumptions or judgments that affect the amounts reported in the financial statements and the accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments.

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

Certain policies inherently have a greater reliance on the use of estimates, assumptions or judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the determination of our ACL and fair value measurements to be the accounting areas that require the most subjective or complex judgments, estimates and assumptions, and where changes in those judgments, estimates and assumptions (based on new or additional information, changes in the economic climate and/or market interest rates, etc.) could have a significant effect on our financial statements. Therefore, we consider these policies, discussed below, to be critical accounting policies and discuss them directly with the Audit Committee of our Board.

Our most significant accounting policies are presented in Note 1 to the accompanying consolidated financial statements. These policies, along with the disclosures presented in the other notes to the consolidated financial statements and in this MD&A, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

Allowance for Credit Losses

Since the implementation of CECL on January 1, 2020, the ACL represents management’s current estimate of credit losses for the remaining estimated life of financial instruments, with particular applicability on our balance sheet to loans and unfunded loan commitments. Estimating the amount of the ACL requires significant judgment and the use of estimates related to historical experience, current conditions, reasonable and supportable forecasts, and the value of collateral on collateral-dependent loans. The loan portfolio also represents the largest asset type on our consolidated balance sheet. Loan losses are charged against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

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

Additional information on the loan portfolio and ACL can be found in the sections of MD&A titled “Asset Quality and Risk Elements” and “Nonperforming Assets.” Note 1 to the consolidated financial statements includes additional information on accounting policies related to the ACL.

Fair Value Measurements

At December 31, 2020, the percentage of our total assets measured at fair value on a recurring basis was 19%. See Note 14 “Fair Value Measurements” in the consolidated financial statements herein for additional disclosures regarding the fair value of our assets and liabilities, including a description of the fair value hierarchy.

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

We have elected the fair value option for our portfolio of mortgage loans held for sale in order to reduce certain timing differences and better match changes in fair values of the loans with changes in the value of derivative instruments used to economically hedge them. The fair value of mortgage loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan, and as such is categorized as level 2.

We use derivatives primarily to manage our interest rate risk or to help our customers manage their interest rate risk. The fair values of derivative financial instruments are determined based on quoted market prices, dealer quotes and internal pricing models that are primarily sensitive to market observable data. However, we do evaluate the level of these observable inputs and there are some instances where we have determined that the inputs are not directly observable.

We recognize a servicing rights asset upon the sale of residential mortgage loans and SBA/USDA loans sold with servicing retained. Servicing right assets are carried at fair value. Given the nature of these SBA/USDA and residential mortgage servicing assets, the key valuation inputs are unobservable and we disclose them as a level 3 item.

As of December 31, 2020, we had level 3 assets, those valued using unobservable inputs, of $35.2 million. The total level 3 assets consisted of $16.2 million in residential mortgage servicing rights, $10.8 million in derivative assets, $6.46 million in servicing rights for SBA/USDA loans and $1.75 million of available-for-sale debt securities. We also had level 3 derivative liabilities totaling $2.41 million.

From time to time, we may record assets at fair value on a nonrecurring basis, usually as a result of the write-downs of individual assets due to impairment. In particular, nonaccrual loans may be carried at the fair value of collateral if repayment is expected solely from the collateral. Although management believes its processes for determining the fair value of collateral-dependent loans are appropriate, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be significantly different from management’s determination of fair value.

UNITED COMMUNITY BANKS, INC.
Table 1 - Non-GAAP Performance Measures Reconciliation - Annual
Selected Financial Information

	For the Twelve Months Ended December 31,
(in thousands, except per share data)	2020	2019	2018	2017	2016
Expense reconciliation
Expenses (GAAP)	$367,989	$322,245	$306,285	$267,611	$241,289
Merger-related and other charges	(7,018)	(7,357)	(7,345)	(14,662)	(8,122)
Expenses - operating	$360,971	$314,888	$298,940	$252,949	$233,167

Net income reconciliation
Net income (GAAP)	$164,089	$185,721	$166,111	$67,821	$100,656
Merger-related and other charges	7,018	7,357	7,345	14,662	8,122
Income tax benefit of merger-related and other charges	(1,340)	(1,695)	(1,494)	(3,745)	(3,074)
Impact of tax reform on remeasurement of deferred tax asset	—	—	—	38,199	—
Impairment of deferred tax asset on canceled non-qualified stock options	—	—	—	—	976
Release of disproportionate tax effects lodged in OCI	—	—	—	3,400	—
Net income - operating	$169,767	$191,383	$171,962	$120,337	$106,680

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$1.91	$2.31	$2.07	$0.92	$1.40
Merger-related and other charges	0.07	0.07	0.07	0.14	0.07
Impact of tax reform on remeasurement of deferred tax asset	—	—	—	0.52	—
Impairment of deferred tax asset on canceled non-qualified stock options	—	—	—	—	0.01
Release of disproportionate tax effects lodged in OCI	—	—	—	0.05	—
Diluted income per common share - operating	$1.98	$2.38	$2.14	$1.63	$1.48

Book value per common share reconciliation
Book value per common share (GAAP)	$21.90	$20.53	$18.24	$16.67	$15.06
Effect of goodwill and other intangibles	(4.34)	(4.25)	(4.00)	(3.02)	(2.11)
Tangible book value per common share	$17.56	$16.28	$14.24	$13.65	$12.95

Return on tangible common equity reconciliation
Return on common equity (GAAP)	9.25%	11.89%	11.60%	5.67%	9.41%
Merger-related and other charges	0.33	0.36	0.41	0.92	0.48
Impact of tax reform on remeasurement of deferred tax asset	—	—	—	3.20	—
Impairment of deferred tax asset on canceled non-qualified stock options	—	—	—	—	0.09
Release of disproportionate tax effects lodged in OCI	—	—	—	0.28	—
Return on common equity - operating	9.58	12.25	12.01	10.07	9.98
Effect of goodwill and other intangibles	2.66	3.56	3.68	1.95	1.88
Return on tangible common equity - operating	12.24%	15.81%	15.69%	12.02%	11.86%

Return on assets reconciliation
Return on assets (GAAP)	1.04%	1.46%	1.35%	0.62%	1.00%
Merger-related and other charges	0.03	0.05	0.05	0.09	0.05
Impact of tax reform on remeasurement of deferred tax asset	—	—	—	0.35	—
Impairment of deferred tax asset on canceled non-qualified stock options	—	—	—	—	0.01
Release of disproportionate tax effects lodged in OCI	—	—	—	0.03	—
Return on assets - operating	1.07%	1.51%	1.40%	1.09%	1.06%

Dividend payout ratio reconciliation
Dividend payout ratio (GAAP)	37.70%	29.44%	28.02%	41.30%	21.43%
Merger-related and other charges	(1.34)	(0.87)	(0.92)	(5.65)	(1.02)
Impact of tax reform on remeasurement of deferred tax asset	—	—	—	(11.61)	—
Impairment of deferred tax asset on canceled non-qualified stock options	—	—	—	—	(0.14)
Release of disproportionate tax effects lodged in OCI	—	—	—	(0.73)	—
Dividend payout ratio - operating	36.36%	28.57%	27.10%	23.31%	20.27%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	55.71%	55.77%	57.31%	59.95%	59.80%
Merger-related and other charges	(1.07)	(1.27)	(1.37)	(3.28)	(2.02)
Efficiency ratio - operating	54.64%	54.50%	55.94%	56.67%	57.78%

Tangible common equity to tangible assets reconciliation
Equity to assets (GAAP)	11.29%	12.66%	11.59%	10.94%	10.05%
Effect of goodwill and other intangibles	(1.94)	(2.34)	(2.30)	(1.80)	(1.28)
Effect of preferred equity	(0.54)	—	—	—	—
Tangible common equity to tangible assets	8.81%	10.32%	9.29%	9.14%	8.77%

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Non-GAAP Performance Measures Reconciliation - Quarterly
Selected Financial Information

	2020				2019
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Expense reconciliation
Expenses (GAAP)	$106,490	$95,981	$83,980	$81,538	$81,424	$82,924	$81,813	$76,084
Merger-related and other charges	(2,452)	(3,361)	(397)	(808)	74	(2,605)	(4,087)	(739)
Expenses - operating	$104,038	$92,620	$83,583	$80,730	$81,498	$80,319	$77,726	$75,345

Net income reconciliation
Net income (GAAP)	$59,502	$47,607	$25,096	$31,884	$49,012	$48,362	$44,085	$44,262
Merger-related and other charges	2,452	3,361	397	808	(74)	2,605	4,087	739
Income tax benefit of merger-related and other charges	(552)	(519)	(87)	(182)	17	(600)	(940)	(172)
Net income - operating	$61,402	$50,449	$25,406	$32,510	$48,955	$50,367	$47,232	$44,829

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$0.66	$0.52	$0.32	$0.40	$0.61	$0.60	$0.55	$0.55
Merger-related and other charges	0.02	0.03	—	0.01	—	0.03	0.04	0.01
Diluted income per common share - operating	$0.68	$0.55	$0.32	$0.41	$0.61	$0.63	$0.59	$0.56

Book value per common share reconciliation
Book value per common share (GAAP)	$21.90	$21.45	$21.22	$20.80	$20.53	$20.16	$19.65	$18.93
Effect of goodwill and other intangibles	(4.34)	(4.36)	(4.27)	(4.28)	(4.25)	(4.26)	(4.27)	(4.00)
Tangible book value per common share	$17.56	$17.09	$16.95	$16.52	$16.28	$15.90	$15.38	$14.93

Return on tangible common equity reconciliation
Return on common equity (GAAP)	12.36%	10.06%	6.17%	7.85%	12.07%	12.16%	11.45%	11.85%
Merger-related and other charges	0.41	0.63	0.08	0.16	(0.01)	0.51	0.82	0.15
Return on common equity - operating	12.77	10.69	6.25	8.01	12.06	12.67	12.27	12.00
Effect of goodwill and other intangibles	3.46	2.83	1.84	2.56	3.43	3.71	3.61	3.46
Return on tangible common equity - operating	16.23%	13.52%	8.09%	10.57%	15.49%	16.38%	15.88%	15.46%

Return on assets reconciliation
Return on assets (GAAP)	1.30%	1.07%	0.71%	0.99%	1.50%	1.51%	1.40%	1.44%
Merger-related and other charges	0.04	0.07	0.01	0.02	—	0.07	0.10	0.01
Return on assets - operating	1.34%	1.14%	0.72%	1.01%	1.50%	1.58%	1.50%	1.45%

Dividend payout ratio reconciliation
Dividend payout ratio (GAAP)	27.27%	34.62%	56.25%	45.00%	29.51%	28.33%	30.91%	29.09%
Merger-related and other charges	(0.80)	(1.89)	—	(1.10)	—	(1.35)	(2.10)	(0.52)
Dividend payout ratio - operating	26.47%	32.73%	56.25%	43.90%	29.51%	26.98%	28.81%	28.57%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	56.73%	54.14%	55.86%	56.15%	54.87%	55.64%	57.28%	55.32%
Merger-related and other charges	(1.31)	(1.90)	(0.27)	(0.56)	0.05	(1.74)	(2.86)	(0.54)
Efficiency ratio - operating	55.42%	52.24%	55.59%	55.59%	54.92%	53.90%	54.42%	54.78%

Tangible common equity to tangible assets reconciliation
Equity to total assets (GAAP)	11.29%	11.47%	11.81%	12.54%	12.66%	12.53%	12.25%	12.06%
Effect of goodwill and other intangibles	(1.94)	(2.02)	(2.05)	(2.32)	(2.34)	(2.37)	(2.39)	(2.30)
Effect of preferred equity	(0.54)	(0.56)	(0.64)	—	—	—	—	—
Tangible common equity to tangible assets	8.81%	8.89%	9.12%	10.22%	10.32%	10.16%	9.86%	9.76%

Net Interest Revenue

Net interest revenue, which is the difference between the interest earned on assets and the interest paid on deposits and borrowed funds, is the single largest component of revenue. Management seeks to optimize this revenue while balancing interest rate, credit, and liquidity risks.

The banking industry uses two key ratios to measure relative profitability of net interest revenue, which are the net interest spread and the net interest margin. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The net interest spread eliminates the effect of noninterest-earning assets as well as noninterest-bearing deposits and other noninterest-bearing funding sources and gives a direct perspective on the effect of market interest rate movements. The net interest margin is an indication of the profitability of a company’s balance sheet and is defined as net interest revenue as a percentage of total average interest-earning assets, which includes the positive effect of funding a portion of interest-earning assets with noninterest-bearing deposits and shareholders’ equity.

Net interest revenue for 2020 was $502 million, compared to $469 million for 2019. As set forth in the following table, FTE net interest revenue totaled $505 million in 2020, an increase of $33.2 million, or 7%, from 2019. The net interest spread was 3.31% and 3.68% for 2020 and 2019, respectively, while the net interest margin was 3.55% and 4.07%, respectively. The following table also indicates the relationship between interest revenue and expense and the average amounts of assets and liabilities for the years ended December 31, 2020 and 2019.

Average interest-earning assets for 2020 increased $2.62 billion, or 23%, from 2019, which was primarily driven by the increase in loans and interest-bearing deposits in banks. Average loans increased $1.76 billion, or 20%, from 2019, due to the addition of Three Shores’ loan portfolio totaling $1.44 billion at acquisition, PPP loans originated during the year, and organic growth. During 2020, we originated $1.12 billion of PPP loans and had $646 million of these loans outstanding at December 31, 2020. The reduction in the amount outstanding reflects repayment and loan forgiveness, most of which occurred during the fourth quarter of 2020. These increases were partially offset by the sale of the indirect auto loan portfolio on December 31, 2019. PPP loans also contributed to the increase in our interest-bearing deposits in banks as a result of a significant amount of PPP loan proceeds remaining in customer deposit accounts through the end of the year. In addition, average securities increased 4% from 2019, which reflects securities acquired from Three Shores and our decision to purchase additional securities in order to deploy excess liquidity.

Average interest-bearing liabilities increased $1.23 billion, or 16%, in 2020 from the prior year, which reflects an increase in interest-bearing customer deposits, partially offset by a reduction in wholesale borrowings. The increase in interest-bearing customer deposits was mostly attributable to deposits assumed in the acquisition of Three Shores, PPP loan proceeds remaining in customer deposit accounts, and organic growth of our customer deposit base. As we did in 2019, during 2020 we continued to reduce our use of FHLB advances, short-term borrowings, and brokered deposits, which drove the decrease in average wholesale borrowings. These decreases were offset by an increase in long-term debt resulting from our issuance of $100 million of senior debentures and our assumption of $15.0 million of subordinated debentures from Three Shores.

The increase in net interest revenue for 2020 compared to 2019 was primarily attributable to the loan growth discussed above, but was partially offset by the impact of falling interest rates. The forgiveness of PPP loans also provided for accelerated accretion of deferred origination fees and costs, which contributed $29.1 million to net interest revenue during 2020. In addition, interest expense related to average interest-bearing liabilities decreased $27.1 million compared to 2019 due to the low rate environment, a more favorable deposit mix and the reduction of average wholesale borrowings. In response to falling interest rates in early 2020, management began to lower discretionary deposit rates to offset the impact of declining loan yields.

The decreases in net interest spread and net interest margin are mostly a result of the impact of historically low interest rates on our asset sensitive balance sheet. During 2020, loan yields decreased at a rate faster than we could lower deposit rates. Since December 31, 2019, the FOMC lowered interest rates 150 basis points, which occurred during the first quarter of 2020 as a result of the COVID-19 pandemic. PPP loans increased the balance of interest-earning assets; however, the low yield on these loans exerted negative pressure on the net interest rate margin, partially offsetting the positive impact of the accelerated accretion of PPP fees as these loans were forgiven and repaid. Mitigating the decrease in net interest margin, our average noninterest-bearing deposits increased $1.21 billion from 2019 to 2020, which more than provided for our 2020 funding needs, resulting in a surplus liquidity position with limited investment opportunities to deploy the funds.

The following table shows the relationship between interest revenue and interest expense and the average balances of interest-earning assets and interest-bearing liabilities.

Table 2 - Average Consolidated Balance Sheets and Net Interest Margin Analysis
For the Years Ended December 31,
(in thousands, FTE)

	2020			2019			2018
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$10,466,653	$492,223	4.70%	$8,708,035	$475,803	5.46%	$8,170,143	$420,001	5.14%
Taxable securities (3)	2,532,750	55,031	2.17	2,475,102	69,920	2.82	2,745,715	73,496	2.68
Tax-exempt securities (FTE) (1)(3)	219,668	9,458	4.31	171,549	6,130	3.57	152,855	5,641	3.69
Federal funds sold and other interest-earning assets	1,007,059	4,753	0.47	254,370	3,499	1.38	213,137	2,968	1.39
Total interest-earning assets (FTE)	14,226,130	561,465	3.95	11,609,056	555,352	4.78	11,281,850	502,106	4.45
Noninterest-earning assets:
Allowance for credit losses	(106,812)			(62,900)			(61,443)
Cash and due from banks	136,702			121,649			135,345
Premises and equipment	217,751			220,523			216,646
Other assets (3)	993,584			798,649			711,671
Total assets	$15,467,355			$12,686,977			$12,284,069
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$2,759,383	7,735	0.28	$2,249,713	13,665	0.61	$2,107,831	7,649	0.36
Money market	3,023,928	13,165	0.44	2,221,478	18,983	0.85	2,117,216	11,838	0.56
Savings deposits	821,344	169	0.02	690,028	149	0.02	672,735	150	0.02
Time deposits	1,832,319	20,146	1.10	1,791,319	28,313	1.58	1,547,221	12,585	0.81
Brokered deposits	97,788	557	0.57	240,646	5,746	2.39	347,072	7,321	2.11
Total interest-bearing deposits	8,534,762	41,772	0.49	7,193,184	66,856	0.93	6,792,075	39,543	0.58
Federal funds purchased and other borrowings	1,220	3	0.25	33,504	838	2.50	57,376	1,112	1.94
FHLB advances	749	28	3.74	106,973	2,697	2.52	328,871	6,345	1.93
Long-term debt	274,069	14,434	5.27	247,732	12,921	5.22	290,004	14,330	4.94
Total borrowed funds	276,038	14,465	5.24	388,209	16,456	4.24	676,251	21,787	3.22
Total interest-bearing liabilities	8,810,800	56,237	0.64	7,581,393	83,312	1.10	7,468,326	61,330	0.82
Noninterest-bearing liabilities:
Noninterest-bearing deposits	4,600,152			3,385,431			3,207,625
Other liabilities	235,120			164,550			227,980
Total liabilities	13,646,072			11,131,374			10,903,931
Shareholders’ equity	1,821,283			1,555,603			1,380,138
Total liabilities and shareholders’ equity	$15,467,355			$12,686,977			$12,284,069
Net interest revenue (FTE)		$505,228			$472,040			$440,776
Net interest-rate spread (FTE)			3.31%			3.68%			3.63%
Net interest margin (FTE) (4)			3.55%			4.07%			3.91%

(1)Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used for each year was 26% reflecting the statutory federal rate and the federal tax adjusted state tax rate.
(2)Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(3)Securities available for sale are shown at amortized cost. Pretax unrealized gains of $67.3 million and $12.8 million in 2020 and 2019, respectively, and pretax unrealized losses of $45.2 million in 2018, are included in other assets for purposes of this presentation.
(4)Net interest margin is taxable equivalent net interest revenue divided by average interest-earning assets.

The following table shows the relative effect on net interest revenue resulting from changes in the average outstanding balances (volume) of interest-earning assets and interest-bearing liabilities and the rates we earned and paid on such assets and liabilities.

Table 3 - Change in Interest Revenue and Interest Expense
(in thousands, FTE)

	2020 Compared to 2019 Increase (decrease) due to changes in			2019 Compared to 2018 Increase (decrease) due to changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$88,168	$(71,748)	$16,420	$28,541	$27,261	$55,802
Taxable securities	1,594	(16,483)	(14,889)	(7,500)	3,924	(3,576)
Tax-exempt securities	1,923	1,405	3,328	673	(184)	489
Federal funds sold and other interest-earning assets	4,788	(3,534)	1,254	568	(37)	531
Total interest-earning assets	96,473	(90,360)	6,113	22,282	30,964	53,246
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	2,602	(8,532)	(5,930)	546	5,470	6,016
Money market	5,431	(11,249)	(5,818)	609	6,536	7,145
Savings deposits	27	(7)	20	4	(5)	(1)
Time deposits	634	(8,801)	(8,167)	2,254	13,474	15,728
Brokered deposits	(2,273)	(2,916)	(5,189)	(2,452)	877	(1,575)
Total interest-bearing deposits	6,421	(31,505)	(25,084)	961	26,352	27,313
Federal funds purchased and other short-term borrowings	(431)	(404)	(835)	(542)	268	(274)
FHLB advances	(3,548)	879	(2,669)	(5,184)	1,536	(3,648)
Long-term debt	1,386	127	1,513	(2,173)	764	(1,409)
Total borrowed funds	(2,593)	602	(1,991)	(7,899)	2,568	(5,331)
Total interest-bearing liabilities	3,828	(30,903)	(27,075)	(6,938)	28,920	21,982
Increase in net interest revenue	$92,645	$(59,457)	$33,188	$29,220	$2,044	$31,264

Any variance attributable jointly to volume and rate changes is allocated to the volume and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Credit Losses

Prior to the implementation of CECL on January 1, 2020, the provision for credit losses was based on the then-applicable Incurred Loss model and represented an estimate of probable incurred losses in the loan portfolio and unfunded commitments at the end of each reporting period. Since the implementation of CECL, the provision for credit losses represents management’s current estimate of life of loan credit losses in the loan portfolio and unfunded loan commitments. The allowance for unfunded commitments, which is included in other liabilities in the consolidated balance sheets, represents expected losses on unfunded loan commitments that are expected to result in outstanding loan balances. Management’s estimate of credit losses under CECL is determined using a complex model that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the ACL and resulting provision for credit losses.

The provision for credit losses was $80.4 million in 2020 under the CECL method, compared to $13.2 million in 2019 under the Incurred Loss method. The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined under the applicable accounting standards in effect at each balance sheet date. The elevated provision expense in 2020 was primarily a result of our implementation of CECL, combined with higher expected credit losses resulting from macroeconomic effects of the COVID-19 pandemic, which were incorporated into the forecast used in our CECL calculation. In addition, we recorded provision expense for the initial ACL recorded on Three Shores’ non-PCD loans and unfunded commitments of $9.78 million and $913,000, respectively. Loan growth also contributed to the higher provision for credit losses, but this impact on the provision was partially mitigated by the fact that PPP loans originated in 2020 are 100% government guaranteed, requiring no ACL. As of December 31, 2020, there were $646 million in PPP loans outstanding.

Additional discussion on credit quality and the ACL is included in the “Asset Quality and Risk Elements” and “Critical Accounting Polices” sections of this report, as well as Note 1 to the consolidated financial statements.

Noninterest Income

The following table presents the components of noninterest income for the periods indicated.

Table 4 - Noninterest Income
For the Years Ended December 31,
(in thousands)				Change
	2020	2019	2018	2020-2019
Service charge and fees:
Overdraft fees	$10,800	$14,553	$14,814	(26)%
ATM and debit card interchange fees	13,299	13,517	12,649	(2)
Other service charges and fees	8,302	8,727	8,534	(5)
Total service charges and fees	32,401	36,797	35,997	(12)
Mortgage loan gains and related fees	76,087	27,145	19,010	180
Wealth management fees	9,240	6,150	5,191	50
Gains from sales of other loans, net	5,420	6,867	9,277	(21)
Securities gains (losses), net	748	(1,021)	(656)
Other noninterest income:
BOLI	5,080	5,417	3,557	(6)
Customer derivatives	6,392	2,875	2,669	122
Other	20,741	20,483	17,916	1
Total other noninterest income	32,213	28,775	24,142	12
Total noninterest income	$156,109	$104,713	$92,961	49

Noninterest income increased $51.4 million from 2019, primarily due to increases in mortgage loan gains and related fees, wealth management fees, and customer derivatives income. These increases were partially offset by decreases in overdraft fees and net gains from other loan sales.

The decrease in overdraft fees was driven by lower customer transaction volume. The economic shutdown during the majority of 2020, combined with government stimulus payments during the second and third quarters of 2020, increased the balances of customer deposit accounts, which in turn reduced the number of overdraft transactions.

Mortgage loan gains and related fees for 2020 reflected an increase in mortgage loan sales and a wider margin on the sales, as well as fees on mortgage rate locks and closings compared to last year. The increase was driven by both higher demand due to a historically low interest rate environment and the organic growth of our mortgage business in existing and new markets. The low rate environment was primarily attributable to the 150 basis point decrease in the national federal funds rate during the first quarter of 2020 in response to the COVID-19 pandemic. The increase in mortgage loan gains and fees during 2020 was partially offset by negative fair value adjustments on the mortgage servicing rights asset due to the decrease in mortgage interest rates that resulted in an acceleration of prepayments.

The following table summarizes mortgage loan sales and closings for the periods indicated.

Table 5 - Mortgage Loan Sales
For the Years Ended December 31,
(dollars in thousands)
	2020	2019	Change
Mortgage loans sold	$1,466,314	$707,142	107%
# of mortgage loans sold	6,344	3,370	88

Mortgage loans closed
Originations	$1,128,412	$746,488	51
Refinances	993,650	352,799	182
Total	$2,122,062	$1,099,287	93
# of mortgage loans closed	7,631	4,381	74

Our SBA/USDA lending strategy includes selling a portion of the loan production each quarter. The amount of loans sold depends on several variables including the current lending environment and balance sheet management activities. During the first quarter of 2020, less-favorable pricing for these loans driven by COVID-19 related market disruption led to our decision to hold more of our production in portfolio, rather than sell to the secondary market, until market conditions improved. The following table presents loans sold and corresponding gains or loss recognized on SBA/USDA loans and other loans sold for the periods indicated.

Table 6 - Other Loan Sales
For the Years Ended December 31,
(in thousands)	2020		2019
	Loans Sold	Gain (Loss)	Loans Sold	Gain (Loss)
Guaranteed portion of SBA/USDA loans	$48,385	$4,132	$81,158	$6,286
Equipment financing receivables	27,018	1,288	30,952	1,269
Indirect auto loans	—	—	102,789	(688)
Total	$75,403	$5,420	$214,899	$6,867

Income from customer derivatives for 2020 increased $3.52 million compared to 2019 due to increased demand for fixed rates during the current low rate environment. The increase in customer derivative income included the negative impact of an increase to the credit valuation adjustment on certain customer derivative positions.

During 2020 and 2019, we recognized death benefits resulting in elevated BOLI income for these periods.

Wealth management fees for 2020 increased 50% compared to 2019, which was primarily driven by the addition of Three Shores’ wealth management business in the third quarter of 2020.

Noninterest Expenses

The following table presents the components of noninterest expenses for the periods indicated.

Table 7 - Noninterest Expenses
For the Years Ended December 31,
(in thousands)				Change
	2020	2019	2018	2020-2019
Salaries and employee benefits	$224,060	$196,440	$181,015	14%
Occupancy	25,791	23,350	22,781	10
Communications and equipment	27,149	24,613	21,277	10
Professional fees	18,032	17,028	15,540	6
Lending and loan servicing expense	10,993	9,416	8,697	17
Outside services - electronic banking	7,513	7,020	6,623	7
Postage, printing and supplies	6,779	6,370	6,416	6
Advertising and public relations	15,203	6,170	5,991	146
FDIC assessments and other regulatory charges	5,982	4,901	8,491	22
Amortization of core deposit intangibles	4,168	4,489	4,915	(7)
Other	15,301	15,092	17,194	1
Total excluding merger-related and other charges and amortization of noncompete agreements	360,971	314,889	298,940	15
Merger-related and other charges	7,018	6,907	5,414	2
Amortization of noncompete agreements	—	449	1,931
Total noninterest expenses	$367,989	$322,245	$306,285	14

Noninterest expenses for 2020 totaled $368 million, up 14% from 2019. The addition of Three Shores’ operating expenses for the second half of 2020 contributed to the increase, particularly in salaries and benefits and occupancy costs.

Salaries and employee benefits for 2020 increased $27.6 million compared to 2019. In addition to the growth in our employee base resulting from the Three Shores acquisition, the increase was also attributable to increased mortgage commissions resulting from strong mortgage production, bonuses and overtime wages paid to employees who assisted with PPP processing, a one-time $1.78 million accrual for paid time off hours allowed to be carried over into 2021 as result of the pandemic, and merit increases awarded during the second quarter of 2020. These increases were partially offset by higher deferred loan origination costs resulting from increased loan production, including PPP loans. Full time equivalent headcount totaled 2,399 at December 31, 2020, up from 2,308 at December 31, 2019.

Communications and equipment expense increased primarily due to additional software maintenance costs and new software contracts. FDIC assessments and other regulatory charges increased compared to 2019 due to the receipt of a $1.38 million assessment credit from the FDIC during 2019, reducing expense for the year. Lending and loan servicing expense increased mostly due to the increase in mortgage origination volume. Advertising and public relations expense increased from 2019 due to contributions made to our newly formed Foundation, which totaled $10.0 million for 2020.

Merger-related and other charges for 2020 primarily consisted of merger costs related to the acquisition of Three Shores, severance, and branch closure costs. Merger-related and other charges for 2019 included a $2.94 million charge for the termination and settlement of the Funded Plan, as well as FMBT acquisition-related costs, branch closure costs, executive retirement charges, and gains and losses on the sale of surplus properties.
Fourth Quarter 2020 Discussion

Net interest revenue for the fourth quarter of 2020 increased $28.8 million, or 25%, to $145 million from the same period a year ago, which was primarily attributable to the increase in the loan portfolio from both organic loan growth and the acquisition of Three Shores. During the fourth quarter of 2020, the forgiveness and repayment of $633 million of PPP loans resulted in accelerated accretion of PPP net deferred fees and costs of $19.4 million, which largely contributed to the increase in net interest revenue compared to the same period of 2019. The net interest margin for the fourth quarter of 2020 decreased to 3.55% from 3.93% in the fourth quarter of 2019, reflecting the impact of historically low interest rates on our asset sensitive balance sheet as loan yields fell at a rate faster than we could lower deposit rates. During the first quarter of 2020, the FOMC lowered interest rates 150 basis points as a result of the COVID-19 pandemic. In addition, while PPP loans increased the balance of interest-earning assets, the low yield on these loans exerted negative pressure on the net interest margin, which offset the positive impact of the accelerated accretion of PPP fees on the margin.
We recorded a provision for credit losses in the fourth quarter of 2020 of $2.91 million, compared to $3.50 million for the fourth quarter of 2019. The provision expense for the fourth quarter of 2020 was determined using our CECL model, rather than the Incurred Loss method used prior to 2020. Our provision for the fourth quarter of 2020 reflected an improved economic outlook relative to prior quarters of 2020, which were significantly impacted by an increase in unemployment driven by policy decisions made in response to the COVID-19 pandemic.

The following table presents the components of noninterest income for the periods indicated.

Table 8 - Quarterly Noninterest Income
(in thousands)

	Three Months Ended December 31,
	2020	2019	Change
Service charges and fees:
Overdraft fees	$2,800	$3,825	(27)%
ATM and debit card fees	3,454	3,408	1
Other service charges and fees	2,254	2,135	6
Total service charges and fees	8,508	9,368	(9)
Mortgage loan gains and related fees	18,974	9,395	102
Wealth management fees	3,221	1,526	111
Gains from other loan sales, net	1,531	2,455	(38)
Securities gains (losses), net	2	(903)
Other noninterest income:
BOLI	989	2,625	(62)
Customer derivatives	1,546	504	207
Other	6,604	5,213	27
Total other noninterest income	9,139	8,342	10
Total noninterest income	$41,375	$30,183	37

Noninterest income for the fourth quarter of 2020 increased $11.2 million from the fourth quarter of 2019. Increases in mortgage loan gains and related fees, wealth management fees, and customer derivative income offset by lower overdraft fees were driven by the same factors impacting the twelve months ended December 31, 2020, as previously discussed.

During the fourth quarter of 2019, we recognized BOLI death benefits of $1.65 million, which provided additional BOLI income for the period compared to the same period of 2020. Gains from other loan sales, net, for the fourth quarter of 2020 compared to the same period of 2019 decreased primarily due to fewer equipment financing receivable sales, which comprised $1.27 million of the gains for the fourth quarter of 2019, compared to nominal gains for the same period of 2020. We recognized losses on securities during the fourth quarter of 2019 as part of a plan to increase the securities portfolio yield by selling some lower-yielding securities. Increases in other income for the fourth quarter of 2020 were attributable to several factors including higher gains on other investments and increases in fees on equipment financing loans driven by production.

The following table presents noninterest expenses for the periods indicated.

Table 9 - Quarterly Noninterest Expenses
(in thousands)

	Three Months Ended December 31,
	2020	2019	Change
Salaries and employee benefits	$61,824	$50,279	23%
Occupancy	7,082	5,926	20
Communications and equipment	7,687	6,380	20
FDIC assessments and other regulatory charges	1,594	1,330	20
Professional fees	4,029	5,098	(21)
Lending and loan servicing expense	2,468	1,908	29
Outside services - electronic banking	1,997	1,919	4
Postage, printing and supplies	1,793	1,637	10
Advertising and public relations	9,891	1,914	417
Amortization of core deposit intangibles	1,042	1,093	(5)
Other	4,631	4,014	15
Total excluding merger-related and other charges	104,038	81,498	28
Merger-related and other charges	2,452	(74)
Total noninterest expenses	$106,490	$81,424	31

Noninterest expenses for the fourth quarter of 2020 increased $25.1 million compared to the fourth quarter of 2019. As previously mentioned in the year-to-date noninterest expense discussion, the increase for the fourth quarter of 2020 reflects the inclusion of the operating costs associated with the additional employees and locations acquired from Three Shores, an $8.50 million charitable contribution to the Foundation, increased commission expense and lending and loan servicing expense resulting from strong mortgage production, and a $1.78 million expense accrual for paid time off carried over to 2021 due to the pandemic.

Merger-related and other charges for the fourth quarter of 2020 included Three Shores merger costs and branch closure costs. Merger-related and other charges for the fourth quarter of 2019 included merger costs primarily attributable to FMBT offset by net gains recognized on the sale of surplus properties.

Balance Sheet Review

Total assets at December 31, 2020 were $17.8 billion, an increase of $4.88 billion, or 38%, from December 31, 2019. On a daily average basis, total assets increased $2.78 billion, or 22%, from 2019. Average interest-earning assets for 2020 and 2019 were $14.2 billion and $11.6 billion, respectively. Total liabilities at December 31, 2020 were $15.8 billion, an increase of $4.51 billion, or 40% from December 31, 2019. The acquisition of Three Shores added $2.13 billion of assets and $1.99 billion of liabilities to our balance sheet as of the acquisition date. Our participation in PPP contributed $1.17 billion in loan growth during the year, $646 million of which remained outstanding at December 31, 2020. The proceeds from PPP originations resulted in significant incremental deposit growth, and the resulting liquidity drove growth in the investment portfolio and cash balances. In addition, organic growth of loans and deposits added to the totals as well.

Shareholders’ equity totaled $2.01 billion and $1.64 billion at December 31, 2020 and 2019, respectively. The increase was a result of net income of $164 million, the issuance of $96.4 million of preferred stock, and the issuance of $164 million of common stock in connection with the Three Shores acquisition. These increases were partially offset by dividends on common and preferred stock of $63.8 million, common stock repurchases of $20.8 million, and a $3.53 million adjustment to retained earnings resulting from the adoption of ASC 326 on January 1, 2020. At December 31, 2020, the regulatory capital ratios of United and the Bank were significantly above “well-capitalized” levels.

Loans

Our loan portfolio is our largest category of interest-earning assets. Total loans averaged $10.5 billion in 2020, compared with $8.71 billion in 2019, an increase of 20%. At December 31, 2020, total loans were $11.4 billion, an increase of 29%, from December 31, 2019. In addition to organic growth, the increase in loans is largely attributable to the $1.44 billion in loans acquired in the Three Shores transaction and $646 million in outstanding PPP loans originated during 2020. Approximately 69% of all loans were secured by real estate at year-end 2020.

The following table presents the composition of our loan portfolio for the last five years.

Table 10 - Loans Outstanding
As of December 31,
(in thousands)

Loans by Category	2020	2019	2018	2017	2016
Owner occupied commercial real estate	$2,090,443	$1,720,227	$1,647,904	$1,923,993	$1,650,360
Income producing commercial real estate	2,540,750	2,007,950	1,812,420	1,595,174	1,281,541
Commercial & industrial (1)	2,498,560	1,220,657	1,278,347	1,130,990	1,069,715
Commercial construction	967,305	976,215	796,158	711,936	633,921
Equipment financing	863,830	744,544	564,614	—	—
Total commercial	8,960,888	6,669,593	6,099,443	5,362,093	4,635,537
Residential mortgage	1,284,920	1,117,616	1,049,232	973,544	856,725
Home equity lines of credit	697,117	660,675	694,010	731,227	655,410
Residential construction	281,430	236,437	211,011	183,019	190,043
Consumer direct	146,460	128,232	122,013	127,504	123,567
Indirect auto	—	—	207,692	358,185	459,354
Total loans	$11,370,815	$8,812,553	$8,383,401	$7,735,572	$6,920,636
(1) Commercial and industrial loans as of December 31, 2020 included $646 million of PPP loans.

As of December 31, 2020, our 25 largest credit relationships consisted of loans and loan commitments ranging from $22.9 million to $54.5 million, with an aggregate total credit exposure of $715 million. Total credit exposure included $116 million in unfunded commitments and $599 million in balances outstanding, excluding participations sold.
The following table sets forth the maturity distribution of commercial and construction loans, including the interest rate sensitivity for loans maturing after one year.

Table 11 - Loan Portfolio Maturity
As of December 31, 2020
(in thousands)

	Maturity				Rate Structure for Loans Maturing Over One Year
	One Year or Less	One through Five Years	Over Five Years	Total	Fixed Rate	Floating Rate
Commercial (commercial and industrial)	$412,545	$1,510,985	$575,030	$2,498,560	$1,230,545	$855,470
Construction (commercial and residential)	565,365	471,626	211,744	1,248,735	155,293	528,077
Equipment financing	34,478	674,932	154,420	863,830	829,352	—
Total	$1,012,388	$2,657,543	$941,194	$4,611,125	$2,215,190	$1,383,547

Asset Quality and Risk Elements
We manage asset quality and control credit risk through review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices. Our credit administration function is responsible for monitoring asset quality and Board approved portfolio concentration limits, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures. Additional information on our credit administration function is included in Part I, Item 1 of this Report under the heading “Lending Activities.”
We classify loans as “substandard” when there is a well-defined weakness or weaknesses that jeopardize the repayment by the borrower and there is a distinct possibility that we could sustain some loss if the deficiency is not corrected. Performing substandard loans, which are substandard loans that are still accruing interest, totaled $165 million and $125 million as of December 31, 2020 and 2019, respectively, which represented an increase of 32%. The increase coincided with the overall increase in classified loans from December 31, 2019.
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

Since the implementation of CECL on January 1, 2020, the ACL reflects management’s assessment of the life of loan expected credit losses in the loan portfolio and unfunded loan commitments. Prior to the implementation of CECL, the ACL reflected management’s assessment of the probable incurred losses in the loan portfolio and unfunded loan commitments. Management’s assessment involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if the assessment of loan quality or collateral values changes substantially with respect to one or more loan relationships or portfolios or if there is a significant change in the reasonable and supportable forecast used to model our expected credit losses. The allocation of the ACL is based on reasonable and supportable forecasts, historical data, subjective judgment and estimates and therefore, may not be predictive of the specific amounts or loan categories in which charge-offs may ultimately occur. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for credit losses in future periods if, in their opinion, the results of their review warrant such additions. See the Critical Accounting Policies section for additional information on the ACL.

The ACL, which includes a portion related to unfunded commitments, totaled $148 million at December 31, 2020 compared with $65.5 million at December 31, 2019. At December 31, 2020, the ACL for loans was $137 million, or 1.20% of total loans, compared with $62.1 million, or 0.70%, of loans at December 31, 2019. The implementation of CECL added $6.88 million to the ACL for loans and $1.87 million to the reserve for unfunded commitments resulting in a total ACL of $74.3 million at the time of adoption. The increase since adoption primarily reflects the impact of the COVID-19 pandemic, $11.2 million of allowance established for Three Shores PCD loans at acquisition with no impact to earnings, as well as the impact of loan growth during 2020 including the non-PCD loans received through the Three Shores acquisition. The impact of loan growth on the ACL was partially mitigated by the fact that PPP loans are considered low risk assets due to the 100% guarantee by the SBA.

 The following table summarizes the allocation of the ACL for each of the past five years.

Table 12 - Allocation of ACL
As of December 31,
(in thousands)

	CECL		Incurred Loss
	2020		2019		2018		2017		2016
	Amount	%*	Amount	%*	Amount	%*	Amount	%*	Amount	%*
Owner occupied commercial real estate	$20,673	18	$11,404	20	$12,207	19	$14,776	25	$16,446	24
Income producing commercial real estate	41,737	22	12,306	23	11,073	22	9,381	21	8,843	18
Commercial & industrial	22,019	22	5,266	14	4,802	15	3,971	15	3,810	16
Commercial construction	10,952	9	9,668	11	10,337	9	10,523	9	13,405	9
Equipment financing	16,820	8	7,384	8	5,452	7	—	—	—	—
Total commercial	112,201	79	46,028	76	43,871	72	38,651	70	42,504	67
Residential mortgage	15,341	11	8,081	13	8,295	13	10,097	13	8,545	13
Home equity lines of credit	8,417	6	4,575	7	4,752	8	5,177	9	4,599	9
Residential construction	764	3	2,504	3	2,433	3	2,729	2	3,264	3
Consumer direct	287	1	901	1	853	2	710	2	708	2
Indirect auto	—	—	—	—	999	2	1,550	4	1,802	6
Total ACL - loans	137,010	100	62,089	100	61,203	100	58,914	100	61,422	100
ACL - unfunded commitments	10,558		3,458		3,410		2,312		2,002
Total ACL	$147,568		$65,547		$64,613		$61,226		$63,424

* Loan balance in each category, expressed as a percentage of total loans.

The following table presents a summary of changes in the ACL for each of the past five years.

Table 13 - ACL
Years Ended December 31,
(in thousands)	CECL	Incurred Loss
	2020	2019	2018	2017	2016
ACL - loans, beginning of period	$62,089	$61,203	$58,914	$61,422	$68,448
Implementation of CECL	6,880	—	—	—	—
ACL - loans, adjusted beginning balance	68,969	61,203	58,914	61,422	68,448
Initial ACL - PCD loans acquired during the period	11,152	—	—	—	—
Charge-offs:
Owner occupied commercial real estate	70	5	303	406	2,029
Income producing commercial real estate	8,430	1,227	3,304	2,985	1,433
Commercial & industrial	10,707	5,849	1,669	1,528	1,830
Commercial construction	726	290	622	1,023	837
Equipment financing	8,764	5,675	1,536	—	—
Residential mortgage	398	616	754	1,473	1,151
Home equity lines of credit	221	996	1,194	1,435	1,690
Residential construction	93	306	54	129	533
Consumer direct	2,985	2,390	2,445	1,803	1,459
Indirect auto	—	663	1,277	1,420	1,399
Total charge-offs	32,394	18,017	13,158	12,202	12,361
Recoveries:
Owner occupied commercial real estate	2,565	375	1,227	980	706
Income producing commercial real estate	3,546	283	1,064	178	580
Commercial & industrial	1,371	852	1,390	1,768	1,689
Commercial construction	1,045	1,165	734	1,018	821
Equipment financing	2,004	781	460	—	—
Residential mortgage	455	481	336	314	301
Home equity lines of credit	677	610	423	567	386
Residential construction	156	157	376	178	79
Consumer direct	2,259	911	807	917	800
Indirect auto	—	186	228	284	233
Total recoveries	14,078	5,801	7,045	6,204	5,595
Net charge-offs	18,316	12,216	6,113	5,998	6,766
Provision for credit losses - loans	75,205	13,102	8,402	3,490	(260)
ACL- loans, end of period	137,010	62,089	61,203	58,914	61,422

ACL - unfunded commitments, beginning of period	3,458	3,410	2,312	2,002	2,542
Implementation of CECL	1,871	—	—	—	—
ACL - unfunded commitments, adjusted beginning balance	5,329	3,410	2,312	2,002	2,542
Provision for credit losses - unfunded commitments	5,229	48	1,098	310	(540)
ACL - unfunded commitments, end of period	10,558	3,458	3,410	2,312	2,002
Total ACL	$147,568	$65,547	$64,613	$61,226	$63,424

Total loans:
At year-end	$11,370,815	$8,812,553	$8,383,401	$7,735,572	$6,920,636
Average	10,466,653	8,708,035	8,170,143	7,150,211	6,412,740

ACL- loans as a percentage of year-end loans	1.20%	0.70%	0.73%	0.76%	0.89%

As a percentage of average loans:
Net charge-offs	0.17	0.14	0.07	0.08	0.11
Provision for credit losses - loans	0.72	0.15	0.10	0.05	—

Nonperforming Assets

NPAs, which include nonaccrual loans and foreclosed properties, totaled $62.2 million at December 31, 2020, compared with $35.8 million at December 31, 2019.

The increase in NPAs since December 31, 2019 was primarily a result of an increase in nonaccrual loans. The inclusion of Three Shores nonaccrual loans and foreclosed properties in the NPA balances and the impact of the COVID-19 pandemic on our loan portfolio contributed to the increase from December 31, 2019. In addition, when we adopted ASC 326 on January 1, 2020, we elected to disaggregate the former PCI pools and no longer consider the loan pool to be the unit of account. Reporting these contractually delinquent PCD loans as nonaccrual loans using the same criteria as other loans contributed $3.53 million to the increase in nonaccrual loans since December 31, 2019. The table below summarizes NPAs at year-end for the last five years.

Table 14 - NPAs
As of December 31,
(in thousands)

	2020	2019	2018	2017	2016
Nonaccrual loans	$61,599	$35,341	$23,778	$23,658	$21,539
Foreclosed properties	647	476	1,305	3,234	7,949
Total NPAs	$62,246	$35,817	$25,083	$26,892	$29,488

Nonaccrual loans as a percentage of total loans	0.54%	0.40%	0.28%	0.31%	0.31%
NPAs as a percentage of loans and foreclosed properties	0.55	0.41	0.30	0.35	0.43
NPAs as a percentage of total assets	0.35	0.28	0.20	0.23	0.28

The following table summarizes nonaccrual loans by category.

Table 15 - Nonaccrual Loans by Category
As of December 31,
(in thousands)

	2020	2019
Owner occupied commercial real estate	$8,582	$10,544
Income producing commercial real estate	15,149	1,996
Commercial & industrial	16,634	2,545
Commercial construction	1,745	2,277
Equipment financing	3,405	3,141
Total commercial	45,515	20,503
Residential mortgage	12,858	10,567
Home equity lines of credit	2,487	3,173
Residential construction	514	939
Consumer direct	225	159
Total nonaccrual loans	$61,599	$35,341

At December 31, 2020 and 2019, we had $61.6 million and $54.2 million, respectively, in loans with terms that have been modified in a TDR. Included therein were $20.6 million and $8.25 million, respectively, of TDRs that were nonaccrual loans. The remaining TDRs with aggregate balances of $41.0 million and $46.0 million, respectively, were performing according to their modified terms and were therefore not considered to be NPAs.

Under the CARES Act, COVID-19 related modifications to loans that were current as of December 31, 2019 are exempt from TDR classification under GAAP. In addition, the bank regulatory agencies issued interagency guidance stating that COVID-19 related short-term modifications (i.e., payment deferrals) granted to loans that were current as of the loan modification program implementation date are not new TDRs. During 2020 we granted a significant number of payment deferral requests to our borrowers related to the economic disruption created by COVID-19, most of which were exempt from TDR classification in the short term. By year-end, most of the loans with deferral periods had resumed normal payments. The following table presents remaining COVID-19 related short-term deferrals that, to the extent they qualified for exemption, were not considered TDRs as of December 31, 2020.

Table 16 - COVID-19 Deferrals
As of December 31, 2020
(in thousands)

Owner occupied commercial real estate	$4,774
Income producing commercial real estate	45,190
Commercial & industrial	5,682
Commercial construction	1,745
Equipment financing	3,474
Total commercial	60,865
Residential mortgage	8,731
Home equity lines of credit	1,012
Residential construction	55
Consumer	46
Total COVID-19 deferrals	$70,709
COVID-19 deferrals as % of total loans	1%

Investment Securities

The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowings. Total investment securities at December 31, 2020 increased $1.09 billion from December 31, 2019. The increased balances reflected securities acquired from Three Shores as well as our decision to deploy excess liquidity by purchasing securities.

At December 31, 2020 and 2019, we had debt securities held-to-maturity with a carrying value of $420 million and $284 million, respectively, and debt securities available-for-sale totaling $3.22 billion and $2.27 billion, respectively. At December 31, 2020 and 2019, the securities portfolio represented approximately 20% of total assets. At December 31, 2020, the effective duration of the investment portfolio was 3.68 years, compared with 2.81 years at December 31, 2019.

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

At December 31, 2020 and 2019, we had 62% and 71%, respectively, of our total investment securities portfolio invested in mortgage-backed securities. We have continued to purchase mortgage-backed securities in order to obtain a favorable yield with low risk. We did not have debt obligations of any issuer in excess of 10% of equity at year-end 2020 or 2019, excluding U.S. government sponsored entities. As of December 31, 2020, no securities were rated below “Baa” and 85% of securities were rated “Aaa”. See Note 5 to the consolidated financial statements for further discussion of the investment portfolio and related fair value and maturity information.

Since our implementation of CECL, our held-to-maturity securities portfolio is evaluated quarterly to assess whether an ACL is required. We measure expected credit losses on held-to-maturity debt securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At adoption on January 1, 2020 and at December 31, 2020, calculated credit losses and, thus, the related ACL on held-to-maturity debt securities were not material. As a result, we did not record an ACL for held-to-maturity securities at adoption or at December 31, 2020.

For available-for-sale debt securities in an unrealized loss position, if we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the security's amortized cost basis is written down to fair value through income. Absent an intent or more than likely requirement to sell, we evaluate whether the decline in fair value has resulted from credit losses or other factors. The evaluation considers factors such as the extent to which fair value is less than amortized cost, changes to the security’s rating, and adverse conditions specific to the security. Since the adoption of ASC 326, if the evaluation indicates a credit loss exists, an ACL may be recorded, with such allowance limited to the amount by which fair value is below amortized cost. Any impairment unrelated to credit factors is recognized in other comprehensive income. Based on the assessment performed at December 31, 2020, there was no ACL required related to the available-for-sale portfolio. Losses on fixed income securities at December 31, 2020 primarily reflected the effect of changes in interest rates.

Prior to the implementation of CECL, management evaluated our securities portfolio each quarter to determine if any security was other than temporarily impaired. In making this evaluation, management considered our ability and intent to hold securities to recover current market losses. We did not recognize any other than temporary impairment losses on our investment securities in 2019 or 2018.

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

Due to market concerns about the potential impact of COVID-19, our common stock price declined such that it traded below book value for much of 2020. We generally perform our annual goodwill impairment assessment during the fourth quarter of each year, using data as of the end of the third quarter; however as a result of this triggering event, we qualitatively assessed goodwill at the end of each interim quarter of 2020. Each assessment resulted in the conclusion that there was not a greater than 50% likelihood that United’s fair value was less than its carrying amount, given the anticipated short duration of the change in macroeconomic conditions. During the fourth quarter of 2020, our stock returned to trading above book value. Based on the excess value and other qualitative factors, the latest annual assessment performed during the fourth quarter resulted in the conclusion that there was not a greater than 50% likelihood that United’s fair value was less than its carrying amount as of December 31, 2020.

Core deposit intangibles, representing the value of the acquired deposit base, are amortizing intangible assets that are required to be tested for impairment only when events or circumstances indicate that impairment may exist. There were no events or circumstances that led us to believe that any impairment exists in our core deposit intangibles.

In connection with the acquisition of Three Shores on July 1, 2020, we recorded goodwill and a core deposit intangible of $40.4 million and $3.36 million, respectively.

Deposits

Customer deposits are the primary source of funds for the continued growth of our earning assets. Our high level of service, as evidenced by our strong customer satisfaction scores, has been instrumental in attracting and retaining customer deposit accounts. Customer deposits as of December 31, 2020 were up $4.21 billion, or 39%, compared to December 31, 2019. In addition to organic growth, the increase in customer deposits was also attributable to deposits acquired from Three Shores ($1.79 billion at the July 1, 2020 acquisition date) and PPP-related deposits. The following table sets forth the deposit composition for the periods indicated.

Table 17 - Deposits
As of December 31,
(in thousands)

	2020	2019
Noninterest-bearing demand	$5,390,291	$3,477,979
NOW and interest-bearing demand	3,346,490	2,461,895
Money market and savings	4,501,189	2,937,095
Time	1,704,290	1,859,574
Total customer deposits	14,942,260	10,736,543
Brokered deposits	290,098	160,701
Total deposits	$15,232,358	$10,897,244

The following table sets forth the scheduled maturities of time deposits of $250,000 and greater.

Table 18 - Maturities of Customer Time Deposits of $250,000 and Greater
As of December 31,
(in thousands)

	2020	2019
Three months or less	$94,569	$86,324
Three to six months	65,395	100,380
Six to twelve months	88,325	139,897
Over one year	68,595	40,375
Total	$316,884	$366,976

Borrowing Activities

At December 31, 2020 and 2019, we had long-term debt outstanding of $327 million and $213 million, respectively, which included senior debentures, subordinated debentures, and trust preferred securities. During the second quarter of 2020, we issued $100 million of 5% fixed-to-floating rate senior debentures with a maturity date of June 15, 2030. The proceeds generated from the issuance of these debentures will be used for general business purposes. During the third quarter of 2020, we assumed $15.0 million of subordinated debt from Three Shores. Additional information regarding these debt instruments is provided in Note 12 to the consolidated financial statements.

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

In addition, because the Holding Company is a separate entity and apart from the Bank, it must provide for its own liquidity. The Holding Company is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities. The Holding Company currently has internal capital resources to meet these obligations. While the Holding Company has access to the capital markets and maintains a line of credit as a contingent funding source, the ultimate sources of its liquidity are subsidiary service fees and dividends from the Bank, which are limited by applicable law and regulations. In 2020, the Bank paid dividends of $150 million to the Holding Company. In 2019, the Bank paid no dividends to the Holding Company. Holding Company liquidity is managed to a minimum of 15-months of positive cash flow after considering all of its liquidity needs over this period.

The table below presents a summary of short-term borrowings over the last three years.

Table 19 - Short-Term Borrowings
As of and for the year ended December 31,
(in thousands)

	Period-end balance	Maximum outstanding at any month-end	Average amounts outstanding during the year	Weighted-average rate for the year
2020
Federal funds purchased	$—	$5,000	$550	0.37%
Repurchase agreements	—	5,138	670	0.15
	$—		$1,220
2019
Federal funds purchased	$—	$70,000	$33,504	2.50%
	$—		$33,504
2018
Federal funds purchased	$—	$65,000	$55,799	1.98%
Repurchase agreements	—	—	1,577	0.44
	$—		$57,376

At December 31, 2020, we had sufficient qualifying collateral to increase FHLB advances by $1.40 billion and Federal Reserve discount window capacity of $1.38 billion, as well as unpledged investment securities of $2.53 billion that could be used as collateral for additional borrowings. Management also has the ability to raise substantial funds through brokered deposits. In addition to these wholesale sources, we have the ability to attract retail deposits at any time by competing more aggressively on pricing.

As disclosed in the consolidated statements of cash flows, net cash provided by operating activities was $159 million for the year ended December 31, 2020. Net income of $164 million for the year included non-cash income and expense of the following: deferred income tax expense of $2.67 million, net depreciation, amortization and accretion income of $8.59 million, provision expense of $80.4 million, and stock-based compensation expense of $7.89 million. Uses of cash from operating activities included an increase in other assets and accrued interest receivable of $20.1 million, a decrease in accrued expenses and other liabilities of $14.8 million, and an increase in loans held for sale of $46.7 million.

Net cash used in investing activities of $1.58 billion consisted primarily of a net increase in loans of $1.07 billion, $1.46 billion of purchases of debt securities available-for-sale and equity securities, $157 million of purchases of debt securities held-to-maturity, and purchases of premises and equipment of $18.5 million. These uses of cash were partially offset by net cash received in the acquisition of Three Shores of $196 million, proceeds from maturities and calls of debt securities available-for-sale of $835 million, sales of debt securities available-for-sale and equity securities of $40.6 million, and maturities and calls of securities held-to-maturity of $58.0 million.

The $2.52 billion provided by financing activities consisted primarily of a net increase in deposits of $2.53 billion, net proceeds from the issuance of long-term debt of $98.6 million, and net proceeds from the issuance of preferred stock of $96.4 million. Partially offsetting these sources of cash were the net repayment of $129 million in FHLB advances, $62.4 million in common and preferred stock dividends, and repurchases of common stock of $20.8 million. In the opinion of management, our liquidity position at December 31, 2020 was sufficient to meet our expected cash requirements.

The following table presents the contractual maturity of investment securities by date and average yields. The composition and maturity / repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs.

Table 20 - Contractual Maturity of Available-for-Sale and Held-to-Maturity Debt Securities
As of December 31, 2020
(in thousands)

	Maturity By Years
	1 or Less	1 to 5	5 to 10	Over 10	Total
Available-for-Sale
U.S. Treasuries	$20,311	$107,761	$—	$—	$128,072
U.S. Government agencies & GSEs	201	16,820	55,481	80,470	152,972
State and political subdivisions	20,232	51,544	64,843	137,853	274,472
Residential mortgage-backed securities, Agency & GSE	—	12,777	44,660	1,246,455	1,303,892
Residential mortgage-backed securities, Non-agency	—	—	—	181,693	181,693
Commercial mortgage-backed, Agency & GSE	18,638	135,864	188,923	188,843	532,268
Commercial mortgage-backed, Non-agency	—	—	—	16,863	16,863
Corporate bonds	11,592	45,837	13,485	853	71,767
Asset-backed securities	4,323	390,799	19,199	148,401	562,722
Total securities available-for-sale	$75,297	$761,402	$386,591	$2,001,431	$3,224,721

Weighted average yield (1)	2.10%	1.33%	1.79%	2.02%	1.83%

Held-to-Maturity
U.S. Government agencies & GSEs	$—	$—	$—	$10,575	$10,575
State and political subdivisions	1,700	14,505	7,028	174,490	197,723
Residential mortgage-backed securities, Agency & GSE	—	7,865	16,557	88,978	113,400
Commercial mortgage-backed, Agency & GSE	—	6,154	9,051	83,458	98,663
Total securities held-to-maturity	$1,700	$28,524	$32,636	$357,501	$420,361

Weighted average yield (1)	3.79%	3.66%	2.29%	2.27%	2.38%

Combined Portfolio
U.S. Treasuries	$20,311	$107,761	$—	$—	$128,072
U.S. Government agencies & GSEs	201	16,820	55,481	91,045	163,547
State and political subdivisions	21,932	66,049	71,871	312,343	472,195
Residential mortgage-backed securities, Agency & GSE	—	20,642	61,217	1,335,433	1,417,292
Residential mortgage-backed securities, Non-agency	—	—	—	181,693	181,693
Commercial mortgage-backed, Agency & GSE	18,638	142,018	197,974	272,301	630,931
Commercial mortgage-backed, Non-agency	—	—	—	16,863	16,863
Corporate bonds	11,592	45,837	13,485	853	71,767
Asset-backed securities	4,323	390,799	19,199	148,401	562,722
Total securities	$76,997	$789,926	$419,227	$2,358,932	$3,645,082

Weighted average yield (1)	2.14%	1.41%	1.83%	2.06%	1.89%

(1) Based on carrying value.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of customers. These financial instruments, which included commitments to extend credit and letters of credit, totaled $3.08 billion at December 31, 2020.

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

All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The total amount of these instruments does not necessarily represent future cash requirements because a significant portion of these instruments expire without being used. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by the borrowers. We are not involved in off-balance sheet contractual relationships, other than those disclosed in this Report, that could result in liquidity needs or other commitments, or that could significantly affect earnings. See Note 22 to the consolidated financial statements for additional information on off-balance sheet arrangements.

The following table shows United’s contractual obligations and other commitments.

Table 21 - Contractual Obligations and Other Commitments
As of December 31, 2020
(in thousands)

			Maturity By Years
	Total	Unamortized Premium (Discount)	1 or Less	1 to 3	3 to 5	Over 5
Contractual Cash Obligations
Long-term debt	326,956	(9,296)	—	50,000	11,250	275,002
Operating leases	33,095	(1,664)	7,446	14,497	5,820	6,996
Total contractual cash obligations	$360,051	$(10,960)	$7,446	$64,497	$17,070	$281,998
Other Commitments
Commitments to extend credit	$3,052,657	$—	$983,103	$653,223	$475,169	$941,162
Commercial letters of credit	31,748	—	25,602	5,292	665	189
Uncertain tax positions	2,163	—	441	1,301	421	—
Total other commitments	$3,086,568	$—	$1,009,146	$659,816	$476,255	$941,351

Subsequent to year-end, we redeemed two long-term debt instruments totaling $15.6 million, which are included in the table above. See Note 12 to the consolidated financial statements for further detail.

Capital Resources and Dividends

The maintenance and management of capital levels is one of management’s significant priorities. Shareholders’ equity at December 31, 2020 was $2.01 billion, an increase of $372 million from December 31, 2019 primarily due to earnings, the issuance of preferred stock, common stock issued in the Three Shores transaction, and other comprehensive income partially offset by dividends declared and shares repurchased.

Under the risk-based capital guidelines of Basel III, assets and credit equivalent amounts of derivatives and off-balance sheet items are assigned to one of several broad risk categories according to the obligor, or, if relevant, the guarantor or the nature of the collateral. The aggregate dollar amount in each risk category is then multiplied by the risk weight associated with the category. The resulting weighted values from each of the risk categories are added together, and generally this sum is our total RWAs. RWAs for purposes of our capital ratios are calculated under these guidelines.

CET1 capital consists of common shareholders’ equity, excluding AOCI, intangible assets (goodwill, deposit-based intangibles and certain other intangibles, including certain servicing assets), net of associated deferred tax liabilities, and disallowed deferred tax assets. Tier 1 capital consists of CET1, plus perpetual preferred stock and other qualifying capital securities. Tier 2 capital components include supplemental capital such as the qualifying portion of the ACL and qualifying subordinated debt. Tier 1 capital plus Tier 2 capital is referred to as Total risk-based capital.

We have outstanding junior subordinated debentures related to trust preferred securities totaling $25.0 million at December 31, 2020. Beginning in the third quarter of 2020, the related trust preferred securities of $24.3 million (excluding common securities) qualified as Tier 2 capital for United under risk-based capital guidelines, subject to certain limitations. Prior to that date, trust preferred securities qualified as Tier 1 capital. Further information on trust preferred securities is provided in Note 12 to the consolidated financial statements.

The following table outlines the minimum ratios required for capital adequacy purposes, as well as the thresholds for a categorization of “well-capitalized”.

Table 22 - Capital Ratios
As of December 31,

				United Community Banks, Inc. (consolidated)		United Community Bank
	Minimum Capital	Well-Capitalized	Minimum Capital Plus Capital Conservation Buffer	2020	2019	2020	2019
Risk-based ratios:
CET1 capital	4.5%	6.5%	7.0%	12.31%	12.97%	13.31%	14.87%
Tier 1 capital	6.0	8.0	8.5	13.10	13.21	13.31	14.87
Total capital	8.0	10.0	10.5	15.15	15.01	14.28	15.54
Leverage ratio	4.0	5.0	N/A	9.28	10.34	9.42	11.63

Additional information related to capital ratios, as calculated under regulatory guidelines, as of December 31, 2020 and 2019, is provided in Note 21 to the consolidated financial statements. As of December 31, 2020 and 2019, both United and the Bank were characterized as “well-capitalized”.

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

Net interest revenue and the fair value of financial instruments are influenced by changes in the level of interest rates. We limit our exposure to fluctuations in interest rates through policies established by our ALCO and approved by the Board. ALCO meets periodically and has responsibility for formulating and recommending asset/liability management policies to the Board, formulating and implementing strategies to improve balance sheet positioning and/or earnings, and reviewing interest rate sensitivity.

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

Table 23 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at December 31,
	2020		2019
Change in Rates	Shock	Ramp	Shock	Ramp
100 basis point increase	3.80%	2.88%	2.91%	2.22%
100 basis point decrease	(1.89)	(1.82)	(4.86)	(3.92)

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of United Community Banks, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and affected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and in compliance with laws and regulations. In conducting the evaluation of the effectiveness of its internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and in compliance with laws and regulations as of December 31, 2020, the Company has excluded the operations of Three Shores Bancorporation, Inc. (“Three Shores”) including its wholly-owned subsidiary, Seaside National Bank & Trust (“Seaside”) as permitted by the guidance issued by the Office of the Chief Accountant of the Securities and Exchange Commission (not to extend more than one year beyond the date of the acquisition or for more than one annual reporting period) and as permitted by the guidance issued by the Federal Deposit Insurance Corporation noted in Part 363 – annual independent audits and reporting requirements (not to extend more than one annual part 363 assessment report). The acquisition was completed on July 1, 2020. Three Shores Bancorporation, Inc.’s assets and total revenues represent 11% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.

Based on our assessment, management concluded that as of December 31, 2020, United Community Banks, Inc.’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ H. Lynn Harton	/s/ Jefferson L. Harralson
H. Lynn Harton	Jefferson L. Harralson
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of United Community Banks, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of United Community Banks, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income (loss), of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses on financial instruments in 2020.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the operations associated with Three Shores Bancorporation, Inc., including its wholly-owned subsidiary, Seaside National Bank & Trust (collectively “Three Shores”) from its assessment of internal control over financial reporting as of December 31, 2020 because Three Shores was acquired by the Company in a purchase business combination during 2020. We have also excluded the operations associated with Three Shores from our audit of internal control over financial reporting. The total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting relating to the operations associated with Three Shores represent 11% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses - Loans

As described in Notes 1, 2, and 6 to the consolidated financial statements, the allowance for credit losses - loans represents management’s estimate of expected credit losses for the remaining estimated life of loans and leases, (collectively referred to as “loans”), as of the end of the period. As of December 31, 2020, the allowance for credit losses - loans was $137 million. Management determines the allowance for credit losses - loans using relevant available information, from internal and external sources, relating to past events, and current conditions with a one-year reasonable and supportable forecast period and a two-year straight-line reversion period. Expected credit loss rates were estimated using a regression model based on historical data from peer banks which incorporates a third party vendor’s economic forecast to predict the change in credit losses. The allowance for credit losses - loans is calculated using a discounted cash flow methodology at the loan level, with loss rates, prepayment assumptions and curtailment assumptions driven by each loan’s collateral type. At December 31, 2020, the Company adjusted the economic forecast by eliminating the initial spike in unemployment evidenced in the first half of the year to account for the impact of government stimulus programs. In addition, the
Company used a model overlay for the economic forecast for residential mortgage loans to better align losses in that portfolio to current conditions.

The principal considerations for our determination that the allowance for credit losses - loans is a critical audit matter are (i) the significant judgment by management when estimating expected credit losses, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the selection of and adjustments to the economic forecast; and (ii) the audit effort involved use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s allowance for credit losses estimation process, including controls over the selection of and adjustments to the economic forecast. Our procedures also included, among others, (i) testing management’s process for determining the allowance for credit losses - loans, (ii) evaluating the appropriateness of management’s methodology (iii) testing the completeness and accuracy of the data and (iv) evaluating the reasonableness of the selection of and adjustments to the economic forecast, which also involved the use of professionals with specialized skill and knowledge to assist in performing these procedures.

Initial Valuation of Acquired Loans - Three Shores

As described in Notes 1 and 3 to the consolidated financial statements, during 2020 the Company completed the acquisition of Three Shores. The acquisition included a fair value of acquired loans balance of $1.428 billion. Purchased loans are recorded at fair value on the date of acquisition. Fair values for acquired loans are generally based on a discounted cash flow methodology that considers credit loss expectations, market interest rates and other market factors such as liquidity from the perspective of a market participant. The probability of default, loss given default and prepayment assumptions are the key factors driving credit losses which were embedded into the estimated cash flows. These assumptions were informed by internal data on loan characteristics, historical loss experience, and current and forecasted economic conditions. The interest and liquidity component of the estimate was determined by discounting interest and principal cash flows through the expected life of each loan. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity.
The principal considerations for our determination that performing procedures relating to the initial valuation of acquired loans in the acquisition of Three Shores is a critical audit matter are (i) the significant judgment by management to determine the fair value of the acquired loans, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the discount rate, probability of default, and loss given default assumptions used to determine the fair value of the acquired loans; (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s initial valuation of the acquired loans, including controls over the assumptions. These procedures also included, among others (i) testing the completeness and accuracy of data provided by management, (ii) using professionals with specialized skills and knowledge to assist with (a) developing an independent estimate of fair value for a sample of acquired loan portfolios, and (b) comparing the independent estimate to management’s estimate to evaluate the reasonableness of management’s estimate. Developing the independent estimate of fair value involved (i) independently developing the discount rate, probability of default and loss given default assumptions using contractual loan terms and external market data and (ii) independently determining the discounted cash flows to estimate the fair value of the acquired loans.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 25, 2021

We have served as the Company’s auditor since 2013.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2020 and 2019
(in thousands, except share data)

	2020	2019
ASSETS
Cash and due from banks	$148,896	$125,844
Interest-bearing deposits in banks	1,459,723	389,362
Cash and cash equivalents	1,608,619	515,206
Debt securities available-for-sale	3,224,721	2,274,581
Debt securities held-to-maturity (fair value $437,193 and $287,904, respectively)	420,361	283,533
Loans held for sale at fair value	105,433	58,484
Loans and leases held for investment	11,370,815	8,812,553
Less allowance for credit losses - loans and leases	(137,010)	(62,089)
Loans and leases, net	11,233,805	8,750,464
Premises and equipment, net	218,489	215,976
Bank owned life insurance	201,969	202,664
Accrued interest receivable	47,672	32,660
Net deferred tax asset	38,411	34,059
Derivative financial instruments	86,666	35,007
Goodwill and other intangible assets, net	381,823	342,247
Other assets	226,405	171,135
Total assets	$17,794,374	$12,916,016
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$5,390,291	$3,477,979
Interest-bearing deposits	9,842,067	7,419,265
Total deposits	15,232,358	10,897,244
Long-term debt	326,956	212,664
Derivative financial instruments	29,003	15,516
Accrued expenses and other liabilities	198,527	154,900
Total liabilities	15,786,844	11,280,324

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1 par value: 10,000,000 shares authorized; Series I, $25,000 per share liquidation preference; 4,000 and no shares issued and outstanding, respectively	96,422	—
Common stock, $1 par value; 150,000,000 shares authorized; 86,675,279 and 79,013,729 shares issued and outstanding, respectively	86,675	79,014
Common stock issuable; 600,834 and 664,640 shares, respectively	10,855	11,491
Capital surplus	1,638,999	1,496,641
Retained earnings	136,869	40,152
Accumulated other comprehensive income	37,710	8,394
Total shareholders’ equity	2,007,530	1,635,692
Total liabilities and shareholders’ equity	$17,794,374	$12,916,016

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the Years Ended December 31, 2020, 2019 and 2018
(in thousands, except per share data)

	2020	2019	2018
Interest revenue:
Loans, including fees	$494,212	$476,039	$420,383
Investment securities:
Taxable	55,031	69,920	73,496
Tax exempt	7,043	4,564	4,189
Deposits in banks and short-term investments	1,710	2,183	2,012
Total interest revenue	557,996	552,706	500,080
Interest expense:
Deposits	41,772	66,856	39,543
Short-term borrowings	3	838	1,112
Federal Home Loan Bank advances	28	2,697	6,345
Long-term debt	14,434	12,921	14,330
Total interest expense	56,237	83,312	61,330
Net interest revenue	501,759	469,394	438,750
Provision for credit losses	80,434	13,150	9,500
Net interest revenue after provision for credit losses	421,325	456,244	429,250
Noninterest income:
Service charges and fees	32,401	36,797	35,997
Mortgage loan gains and related fees	76,087	27,145	19,010
Wealth management fees	9,240	6,150	5,191
Gains from other loan sales, net	5,420	6,867	9,277
Securities gains (losses), net	748	(1,021)	(656)
Other	32,213	28,775	24,142
Total noninterest income	156,109	104,713	92,961
Total revenue	577,434	560,957	522,211
Noninterest expenses:
Salaries and employee benefits	224,060	196,440	181,015
Occupancy	25,791	23,350	22,781
Communications and equipment	27,149	24,613	21,277
Professional fees	18,032	17,028	15,540
Lending and loan servicing expense	10,993	9,416	8,697
Outside services - electronic banking	7,513	7,020	6,623
Postage, printing and supplies	6,779	6,370	6,416
Advertising and public relations	15,203	6,170	5,991
FDIC assessments and other regulatory charges	5,982	4,901	8,491
Amortization of intangibles	4,168	4,938	6,846
Merger-related and other charges	7,018	6,907	5,414
Other	15,301	15,092	17,194
Total noninterest expenses	367,989	322,245	306,285
Income before income taxes	209,445	238,712	215,926
Income tax expense	45,356	52,991	49,815
Net income	$164,089	$185,721	$166,111

Net income available to common shareholders	$159,269	$184,346	$164,927

Income per common share:
Basic	$1.91	$2.31	$2.07
Diluted	1.91	2.31	2.07
Weighted average common shares outstanding:
Basic	83,184	79,700	79,662
Diluted	83,248	79,708	79,671

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2020, 2019 and 2018
(in thousands, except per share data)

	2020			2019			2018
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$209,445	$(45,356)	$164,089	$238,712	$(52,991)	$185,721	$215,926	$(49,815)	$166,111
Other comprehensive income (loss):
Unrealized gains (losses) on available-for- sale securities:
Unrealized holding gains (losses) arising during period	39,385	(9,514)	29,871	64,749	(15,696)	49,053	(24,990)	6,081	(18,909)
Reclassification adjustment for losses (gains) recognized in net income	(748)	191	(557)	1,021	(247)	774	656	(132)	524
Net unrealized gains (losses)	38,637	(9,323)	29,314	65,770	(15,943)	49,827	(24,334)	5,949	(18,385)
Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity	723	(173)	550	383	(92)	291	739	(180)	559
Derivative instruments designated as cash flow hedges:
Amortization of losses included in net income on terminated derivative financial instruments previously accounted for as cash flow hedges	—	—	—	337	(86)	251	499	(129)	370
Unrealized holding losses on derivatives arising during the period	(149)	38	(111)	—	—	—	—	—	—
Reclassification of losses on derivative instruments recognized in net income	359	(91)	268	—	—	—	—	—	—
Net cash flow hedge activity	210	(53)	157	337	(86)	251	499	(129)	370
Defined benefit pension plan activity:
Termination of defined benefit pension plan	—	—	—	1,558	(398)	1,160	—	—	—
Amendments to defined benefit pension plans	—	—	—	(386)	99	(287)	(413)	105	(308)
Net actuarial (loss) gain on defined benefit pension plans	(1,804)	461	(1,343)	(2,390)	610	(1,780)	1,015	(259)	756
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plans	857	(219)	638	699	(178)	521	907	(247)	660
Net defined benefit pension plan activity	(947)	242	(705)	(519)	133	(386)	1,509	(401)	1,108
Total other comprehensive income (loss)	38,623	(9,307)	29,316	65,971	(15,988)	49,983	(21,587)	5,239	(16,348)
Comprehensive income	$248,068	$(54,663)	$193,405	$304,683	$(68,979)	$235,704	$194,339	$(44,576)	$149,763
See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2020, 2019 and 2018
(in thousands except share data)

	Shares of Common Stock	Preferred Stock	Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2017	77,579,561	$—	$77,580	$9,083	$1,451,814	$(209,902)	$(25,241)	$1,303,334
Net income						166,111		166,111
Other comprehensive loss							(16,348)	(16,348)
Common stock issued for acquisitions	1,443,987		1,444		44,302			45,746
Common stock dividends ($0.58 per share)						(46,628)		(46,628)
Impact of equity-based compensation awards	137,067		137	1,931	2,143			4,211
Impact of other United sponsored equity plans	73,462		73	(270)	1,325			1,128
December 31, 2018	79,234,077	—	79,234	10,744	1,499,584	(90,419)	(41,589)	1,457,554
Net income						185,721		185,721
Other comprehensive income							49,983	49,983
Purchases of common stock	(500,495)		(500)		(12,520)			(13,020)
Common stock dividends ($0.68 per share)						(54,601)		(54,601)
Impact of equity-based compensation awards	122,100		122	1,476	6,532			8,130
Impact of other United sponsored equity plans	158,047		158	(729)	3,045			2,474
Adoption of new accounting standard						(549)		(549)
December 31, 2019	79,013,729	—	79,014	11,491	1,496,641	40,152	8,394	1,635,692
Net income						164,089		164,089
Other comprehensive income							29,316	29,316
Issuance of preferred stock		96,422						96,422
Common stock issued for acquisitions	8,130,633		8,131		155,458			163,589
Purchases of common stock	(826,482)		(827)		(19,955)			(20,782)
Preferred stock dividends						(3,533)		(3,533)
Common stock dividends ($0.72 per share)						(60,310)		(60,310)
Impact of equity-based compensation awards	202,437		202	1,120	4,764			6,086
Impact of other United sponsored equity plans	154,962		155	(1,756)	2,091			490
Adoption of new accounting standard						(3,529)		(3,529)
December 31, 2020	86,675,279	$96,422	$86,675	$10,855	$1,638,999	$136,869	$37,710	$2,007,530

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2020, 2019 and 2018
(in thousands)

	2020	2019	2018
Operating activities:
Net income	$164,089	$185,721	$166,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	(8,586)	23,952	30,971
Provision for credit losses	80,434	13,150	9,500
Stock-based compensation	7,887	9,360	6,057
Deferred income tax expense	2,668	14,909	32,630
Securities (gains) losses, net	(748)	1,021	656
Gains from other loan sales, net	(5,420)	(6,867)	(9,277)
Changes in assets and liabilities:
(Increase) decrease in other assets and accrued interest receivable	(20,139)	(45,789)	13,195
(Decrease) increase in accrued expenses and other liabilities	(14,783)	(1,975)	3,772
(Increase) decrease in loans held for sale	(46,721)	(39,549)	16,391
Net cash provided by operating activities	158,681	153,933	270,006

Investing activities:
Debt securities held-to-maturity:
Proceeds from maturities and calls	57,981	50,379	58,605
Purchases	(157,465)	(59,629)	(11,983)
Debt securities available-for-sale and equity securities with readily determinable fair values:
Proceeds from sales	40,625	352,106	168,891
Proceeds from maturities and calls	834,725	349,758	346,505
Purchases	(1,456,311)	(294,245)	(566,333)
Net increase in loans	(1,069,089)	(205,612)	(291,890)
Net cash received in (paid for) acquisitions	195,699	(19,545)	(56,800)
Purchases of premises and equipment	(18,462)	(20,944)	(17,617)
Proceeds from sales of premises and equipment	903	6,595	6,483
Proceeds from sale of other real estate owned	1,074	2,439	4,664
Other investing activities, net	(10,243)	1,916	—
Net cash (used in) provided by investing activities	(1,580,563)	163,218	(359,475)

Financing activities:
Net increase in deposits	2,534,471	151,401	727,839
Net decrease in short-term borrowings	—	—	(264,923)
Proceeds from Federal Home Loan Bank advances	5,000	1,625,000	2,860,000
Repayment of Federal Home Loan Bank advances	(134,121)	(1,785,000)	(3,204,003)
Repayment of long-term debt	—	(55,266)	(71,831)
Proceeds from issuance of long-term debt, net of issuance costs	98,552	—	98,188
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	1,317	2,193	679
Proceeds from exercise of stock options	—	212	142
Cash paid for shares withheld to cover payroll taxes upon vesting of restricted stock units	(3,119)	(1,686)	(1,998)
Repurchase of common stock	(20,782)	(13,020)	—
Proceeds from issuance of Series I preferred stock, net of issuance costs	96,422	—	—
Cash dividends on common stock	(58,912)	(53,044)	(41,634)
Cash dividends on preferred stock	(3,533)	—	—
Net cash provided by (used in) financing activities	2,515,295	(129,210)	102,459

Net change in cash and cash equivalents, including restricted cash	1,093,413	187,941	12,990
Cash and cash equivalents, including restricted cash, at beginning of year	515,206	327,265	314,275
Cash and cash equivalents, including restricted cash, at end of year	$1,608,619	$515,206	$327,265

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$59,967	$85,973	$56,830
Income taxes	36,536	33,776	7,880

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies

See the Glossary of Defined Terms at the beginning of this Report for terms used herein. The accounting principles followed by United and the methods of applying these principles conform with GAAP and with general practices within the banking industry. The following is a description of the significant policies.

Organization and Basis of Presentation
The Holding Company is a bank holding company subject to the regulation of the Board of Governors of the Federal Reserve whose principal business is conducted by its wholly-owned commercial bank subsidiary, United Community Bank (the “Bank”). United is subject to regulation under the BHC Act. The consolidated financial statements include the accounts of the Holding Company, the Bank and other wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Bank is a Georgia state chartered commercial bank that serves both rural and metropolitan markets in Georgia, South Carolina, North Carolina, Tennessee and Florida and provides a full range of banking services. The Bank is insured and subject to the regulation of the FDIC and is also subject to the regulation of the GADBF.

Use of Estimates
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheet and revenue and expenses for the years then ended. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant change are the determination of the ACL, the valuation of acquired loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, the valuation of goodwill and separately identifiable intangible assets associated with mergers and acquisitions, and the valuation of deferred tax assets.

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

Additionally, management assessed other operating units to determine if they should be classified and reported as segments, including Mortgage, Wealth Management and Commercial Banking Solutions. Qualitatively, these business units are primarily operating in the same geographic footprint as the community banks and face many of the same customers as the community banks. While the chief operating decision maker does have some limited production information for these entities, that information is not complete since it does not include a full allocation of revenue, costs and capital from key corporate functions. The business units are currently viewed more as a product line extension of the community banks. However, management will continue to evaluate these business units for separate reporting as facts and circumstances change.

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

Investment Securities
Debt Securities: Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they may be sold before maturity. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies, continued

Interest income includes amortization of purchase premiums or discounts. Premiums and discounts on securities are generally amortized or accreted on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Premiums on callable debt securities are amortized to their earliest call date. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from available-for-sale to held-to-maturity are included in the balance of AOCI in the consolidated balance sheets. These unrealized holding gains or losses are amortized/accreted into income over the remaining life of the security as an adjustment to the yield in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on nonaccrual is reversed against interest income.

ACL - Held-to-Maturity Securities: Since the adoption of ASC 326, management measures current expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities totaled $1.78 million at December 31, 2020 and was excluded from the estimate of credit losses.

The estimate of current expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management classifies the held-to-maturity portfolio into the following major security types: U.S. Government agencies and GSEs, state and political subdivisions, residential mortgage-backed, agency and GSEs and commercial mortgage-backed, agency and GSEs.

All of the residential and commercial mortgage-backed securities held by United as held-to-maturity are issued by U.S. Government agencies and GSEs. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The state and political subdivision securities are highly rated by major rating agencies.

ACL - Available-For-Sale Securities: For available-for-sale debt securities in an unrealized loss position, United first assesses whether it intends to sell, or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, United evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. Since the adoption of ASC 326, if the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income.

Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities totaled $9.11 million at December 31, 2020 and was excluded from the estimate of credit losses.

Equity securities: Equity securities are included in other assets on the consolidated balance sheets. Those with readily determinable fair values are carried at fair value with changes in fair value recognized in net income. Those without readily determinable fair values include, among others, FHLB stock held to meet FHLB requirements related to outstanding advances and CRA equity investments, including those where the returns are primarily derived from LIHTC. Our investment in FHLB stock, which totaled $13.3 million at December 31, 2020, is accounted for using the cost method of accounting. Our LIHTC investments are accounted for using the proportional amortization method of accounting for qualified affordable housing investments which

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies, continued
results in the amortization being reported as a component of income tax expense. Our obligations related to unfunded commitments for our LIHTC investments are reported in other liabilities. Our other CRA investments are accounted for using the equity method of accounting. As conditions warrant, we review our investments for impairment and will adjust the carrying value of the investment if it is deemed to be impaired.

Loans Held for Sale
United has elected the fair value option for mortgage loans held for sale in order to reduce certain timing differences and match changes in fair values of the loans with changes in the fair value of derivative instruments used to economically hedge them.

Loans and Leases
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Accrued interest receivable related to loans totaled $35.5 million at December 31, 2020 and was reported in accrued interest receivable on the consolidated balance sheets. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using methods that approximate a level yield without anticipating prepayments.

Equipment Financing Lease Receivables: Equipment financing lease receivables, which are classified as sales-type or direct financing leases, are recorded as the sum of the future minimum lease payments, initial deferred costs and, if applicable, estimated or contractual residual values less unearned income and security deposits. For lease receivables with a residual value, the determination of such value is derived from a variety of sources including equipment valuation services, appraisals, and publicly available market data on recent sales transactions on similar equipment. The length of time until contract termination, the cyclical nature of equipment values and the limited marketplace for re-sale of certain leased assets are important variables considered in making this determination. Interest income, which is included in loan interest revenue in the consolidated statements of income, is recognized as earned using the effective interest method. Direct fees and costs associated with the origination of leases are deferred and included as a component of equipment financing receivables. Net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the lease using the effective interest method. These lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term. United excludes sales taxes from consideration in these lease contracts.

PCD Loans (CECL): In acquisitions, United may acquire loans, some of which have experienced more than insignificant credit deterioration since origination. In those cases, United will consider internal loan grades, delinquency status and other relevant factors in assessing whether purchased loans are PCD. PCD loans are recorded at their fair value at the acquisition date. An initial ACL is determined using the same methodology as other loans held for investment and recognized as an adjustment to the acquisition price of the asset; thus, the sum of the loan's purchase price and ACL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent to initial recognition, PCD loans are subject to the same interest income recognition and impairment model as non-PCD loans, with changes to the ACL recorded through provision expense.

Upon adoption of ASC 326, loans that were designated as PCI loans under the Incurred Loss guidance were classified as PCD loans without reassessment.

PCI Loans (Incurred Loss): Prior to the adoption of ASC 326 on January 1, 2020, purchased loans with evidence of credit deterioration since origination were accounted for pursuant to ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. These PCI loans were recorded at their estimated fair value at date of purchase. After acquisition, further losses evidenced by decreases in expected cash flows were recognized by an increase in the ACL.

PCI loans were aggregated into pools of loans based on common risk characteristics such as the type of loan, payment status, or collateral type. United estimated the amount and timing of expected cash flows for each purchased loan pool and the expected cash flows in excess of the amount paid were recorded as interest income over the remaining life of the pool (accretable yield). The excess of the pool’s contractual principal and interest over expected cash flows was not recorded (nonaccretable difference).

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies, continued
Over the life of the loan pool, expected cash flows continued to be estimated. If the present value of expected cash flows was less than the carrying amount, a loss was recorded. If the present value of expected cash flows was greater than the carrying amount, it was recognized as part of future interest revenue.

Nonaccrual Loans: The accrual of interest is generally discontinued when a loan becomes 90 days past due or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectable in the normal course of business. A loan may continue to accrue interest after 90 days if it is well collateralized and in the process of collection. Past due status is based on contractual terms of the loan. During 2020, United granted loan payment deferrals in accordance with the CARES Act and interagency guidance for certain borrowers experiencing temporary cash flow shortages as a result of the COVID-19 pandemic. During the temporary payment deferral period, these loans are not considered past due.

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

TDRs: A loan for which the terms have been modified resulting in a more than insignificant concession, and for which the borrower is experiencing financial difficulties, is generally considered to be a TDR. Modified terms that result in a TDR include one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the amortization period that would not otherwise be considered in the current market for new debt with similar risk characteristics; a restructuring of the borrower’s debt into an “A/B note structure” in which the A note would fall within the borrower’s ability to pay and the remainder would be included in the B note; a mandated bankruptcy restructuring; or interest-only payment terms greater than 90 days where the borrower is unable to amortize the loan.

Collateral dependent TDRs that subsequently default or are placed on nonaccrual are charged down to the fair value of the collateral consistent with United’s policy for nonaccrual loans.

As discussed in Note 2, in accordance with the CARES Act, United implemented loan modification programs in response to the COVID-19 pandemic in order to provide borrowers with flexibility with respect to repayment terms. These loan modifications were not considered TDRs to the extent that the borrower was impacted by the COVID-19 pandemic and was not more than 30 days past due at December 31, 2019, or in certain circumstances, at the time that the COVID-19 loan modification program was implemented, unless the loan was previously classified as a TDR.

Impaired Loans (Incurred Loss): With the exception of PCI loans, a loan is considered impaired when, based on current events and circumstances, it is probable that all amounts due, according to the contractual terms of the loan, will not be collected. Individually impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate, at the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Interest revenue on impaired loans is discontinued when the loans meet the criteria for nonaccrual status. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not considered impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

Prior to the implementation of CECL, management individually evaluated certain impaired loans on a quarterly basis, including all non-PCI nonaccrual relationships with a balance of $500,000 or greater and all TDRs for impairment. Impairment for

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies, continued
collateral dependent loans within this population is measured based on the fair value of the collateral. If impairment is identified, the loan is generally charged down to the fair value of the underlying collateral, less selling costs. Impairment for non-collateral dependent TDRs within this population is measured based on discounted cash flows or the loan’s observable market price. Impairment identified using these methods would result in the establishment of a specific reserve.

Concentration of Credit Risk: Most of United’s business activity is with customers located within the markets where it has banking operations. Therefore, United’s exposure to credit risk is significantly affected by changes in the economy within its markets. Approximately 69% of United’s loan portfolio is secured by real estate and is therefore susceptible to changes in real estate valuations.

ACL- Loans
United implemented CECL upon adoption of ASC 326 on January 1, 2020. The following discussion provides a description of the methodology applied to calculate the ACL under CECL for 2020 and under the Incurred Loss method for periods prior to 2020.

CECL: The ACL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the ACL when management believes the uncollectability of a loan balance is confirmed. Accrued interest receivable is excluded from the estimate of credit losses.

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

The ACL-loans is measured on a collective basis when similar risk characteristics exist. United has identified the following portfolio segments and calculates the ACL for each using a discounted cash flow methodology at the loan level, with loss rates, prepayment assumptions and curtailment assumptions driven by each loan’s collateral type:

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

Determining the Contractual Term: Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a TDR will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by United.

Incurred Loss ACL: Under the Incurred Loss method, the ACL represents an amount, which, in management’s judgment, is adequate to absorb probable losses on existing loans as of the date of the balance sheet. The Incurred Loss ACL is composed of general reserves, specific reserves, and PCI reserves. General reserves are determined by applying loss percentages to the individual loan categories that are based on actual historical loss experience. Additionally, the general economic and business conditions affecting key lending areas, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, the findings of internal and external credit reviews and results from external bank regulatory examinations are considered in this evaluation. The need for specific reserves was evaluated on nonaccrual loan relationships greater than $500,000 and all TDRs. The specific reserves were determined on a loan-by-loan basis based on management’s evaluation of United’s exposure for each credit, given the current payment status of the loan and the value of any underlying collateral. Loans for which specific reserves are provided are excluded from the calculation of general reserves. For PCI loans, a valuation allowance is established when it is probable that the Company will be unable to collect all the cash flows expected at acquisition plus additional cash flows expected to be collected arising from changes in estimate after acquisition.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies, continued
Foreclosed Properties (Other Real Estate Owned)
Foreclosed property is initially recorded at fair value, less cost to sell. If the fair value, less cost to sell at the time of foreclosure is less than the loan balance, the deficiency is recorded as a loan charge-off against the ACL. If the fair value, less cost to sell, of the foreclosed property decreases during the holding period, a valuation allowance is established with a charge to operating expenses. When the foreclosed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property.

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

Servicing Rights
United records a separate servicing asset for SBA loans, USDA loans, and residential mortgage loans when the loan is sold but servicing is retained. This asset represents the right to service the loans and receive a fee in compensation. Servicing assets are initially recorded at their fair value as a component of the sale proceeds. The fair value of the servicing assets is based on an analysis of discounted cash flows that incorporates estimates of (1) market servicing costs, (2) market-based prepayment rates, and (3) market profit margins. Servicing assets are included in other assets.

United has elected to subsequently measure the servicing assets for government guaranteed loans and residential mortgage loans at fair value. The rate of prepayment of loans serviced is the most significant estimate involved in the measurement process. Estimates of prepayment rates are based on market expectations of future prepayment rates, industry trends, and other considerations. Actual prepayment rates will differ from those projected by management due to changes in a variety of economic factors, including prevailing interest rates and the availability of alternative financing sources to borrowers. If actual prepayments of the loans being serviced were to occur more quickly than projected, the carrying value of servicing assets might have to be written down through a charge to earnings in the current period. If actual prepayments of the loans being serviced were to occur more slowly than had been projected, the carrying value of servicing assets could increase, and servicing income would exceed previously projected amounts.

United accounts for the servicing liabilities associated with sold equipment financing loans using the amortization method. Servicing liabilities are included in accrued expenses and other liabilities.

BOLI
United has purchased life insurance policies on certain key executives and members of management. United has also received life insurance policies on members of acquired bank management teams through acquisitions of other banks. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other changes or other amounts due that are probable at settlement.

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

Revenue from Contracts with Customers
In addition to lending and related activities, United offers various services to customers that generate revenue, certain of which are governed by ASC Topic 606 Revenue from Contracts with Customers. United’s services that fall within the scope of this topic are presented within noninterest income and include service charges and fees, wealth management fees, and other transaction-based fees. Revenue is recognized when the transactions occur or as services are performed over primarily monthly or quarterly periods. Payment is typically received in the period the transactions occur. Fees may be fixed or, where applicable, based on a percentage of transaction size.

Income Taxes
DTAs and DTLs are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. DTAs and DTLs are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect of a change in tax rates on DTAs and DTLs is recognized in income taxes during the period that includes the enactment date.

In the event the future tax consequences of differences between the financial reporting bases and the tax bases of assets and liabilities results in DTAs, an evaluation of the probability of being able to realize the future benefits indicated by such asset is required. A valuation allowance is provided for the portion of the DTA when it is more likely than not that some or all of the DTA will not be realized. In assessing the realizability of the DTAs, management considers the scheduled reversals of DTLs, projected future taxable earnings and prudent and feasible tax planning strategies. Management weighs both the positive and negative evidence, giving more weight to evidence that can be objectively verified.

The income tax benefit or expense is the total of the current year income tax due or refundable and the change in DTAs and DTLs.

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

Derivative Instruments and Hedging Activities
United’s interest rate risk management strategy incorporates the use of derivative instruments to minimize fluctuations in net income that are caused by interest rate volatility. The objective is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that net interest revenue and certain interest sensitive components of noninterest revenue are not, on a material basis, adversely affected by movements in interest rates. United views

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies, continued
this strategy as a prudent management of interest rate risk, such that net income is not exposed to undue risk presented by changes in interest rates. In carrying out this part of its interest rate risk management strategy, management uses derivatives, primarily interest rate swaps. Interest rate swaps generally involve the exchange of fixed- and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. United has also occasionally used interest rate caps to serve as an economic macro hedge of exposure to rising interest rates.

United originates certain residential mortgage loans with the intention of selling these loans. Between the time United enters into an interest-rate lock commitment to originate a residential mortgage loan that is to be held for sale and the time the loan is funded and eventually sold, the Company is subject to the risk of variability in market prices. United enters into forward sale agreements to mitigate risk and to protect the expected gain on the eventual loan sale. The commitments to originate residential mortgage loans and forward loan sales commitments are freestanding derivative instruments which are entered into as part of an economic hedging strategy to manage exposure related to mortgage loans held for sale.

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

United classifies its derivative financial instruments as either (1) a hedge of an exposure to changes in the fair value of a recorded asset or liability (“fair value hedge”), (2) a hedge of an exposure to changes in the cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”), or (3) derivatives not designated as accounting hedges. Changes in the fair value of derivatives not designated as hedges are recognized in current period earnings. United has master netting agreements with the derivatives dealers with which it does business, but reflects gross assets and liabilities at fair value on the consolidated balance sheets.

United assesses hedge effectiveness at inception and over the life of the hedge. Management documents, at inception, its analysis of actual and expected hedge effectiveness. This analysis includes techniques such as regression analysis and hypothetical derivatives to demonstrate that the hedge is expected to be highly effective in offsetting corresponding changes in the fair value or cash flows of the hedged item. At least quarterly thereafter, the terms of the hedging instrument and the hedged item are assessed to determine whether a material change has occurred relating to the hedge relationship. If it is determined that a change has occurred, a quantitative analysis as described will occur to determine whether the hedge is expected to be highly effective in offsetting future corresponding changes in the fair value or cash flows of the hedged item. For a qualifying fair value hedge, the changes in the value of derivatives are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged. For a qualifying cash flow hedge, the changes in the fair value of the derivatives that have been highly effective are recognized in other comprehensive income until the related cash flows from the hedged item are recognized in earnings.

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

By using derivative instruments, United is exposed to credit and market risk. If the counterparty fails to perform, credit risk is represented by the fair value gain in a derivative. When the fair value of a derivative contract is positive, this situation generally indicates that the counterparty is obligated to pay United, and, therefore, creates a repayment risk for United. When the fair value of a derivative contract is negative, United is obligated to pay the counterparty and, therefore, has no repayment risk. United minimizes the credit risk in non-customer derivative instruments by entering into transactions with high-quality counterparties

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies, continued
that are reviewed periodically by management. United also requires non-customer counterparties to pledge cash as collateral to cover the net exposure. All new non-customer derivatives that can be cleared are cleared through a central clearinghouse, which reduces counterparty exposure.

Derivative activities are monitored by the ALCO as part its oversight of asset/liability and treasury functions. The ALCO is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the overall interest-rate risk management process.

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

Fair values for acquired loans are generally based on a discounted cash flow methodology that considers credit loss expectations, market interest rates and other market factors such as liquidity from the perspective of a market participant. Loans are grouped together according to similar characteristics and are generally treated in the aggregate when applying various valuation techniques. The probability of default, loss given default and prepayment assumptions are the key factors driving credit losses which are embedded into the estimated cash flows. These assumptions are informed by internal data on loan characteristics, historical loss experience, and current and forecasted economic conditions. The interest and liquidity component of the estimate is determined by discounting interest and principal cash flows through the expected life of each loan. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity. The discount rate does not include a factor for credit losses as that has been included as a reduction to the estimated cash flows. For additional information about the accounting for purchased loans see PCD Loans (CECL) under the Loans and Leases section of this footnote.

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

Earnings Per Common Share
Basic earnings per common share is net income available to common shareholders divided by the weighted average number of shares of common stock outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Additionally, shares issuable to participants in United’s deferred compensation plan are considered to be participating securities for purposes of calculating basic earnings per share. Accordingly, net income available to common shareholders is calculated pursuant to the two-class method, whereby net income after subtracting preferred stock dividends is allocated between common shareholders and participating securities. Diluted earnings per common share includes the dilutive effect of additional potential shares of common stock issuable under stock options, unvested restricted stock units without nonforfeitable rights to dividends, warrants and securities convertible into common stock.

Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Dividend Restrictions
Banking regulations require maintaining certain capital levels and may limit dividends paid by the Bank to the Holding Company or by the Holding Company to shareholders. The Board may declare dividends from the Bank to the Holding Company out of retained earnings of up to fifty percent of the Bank’s net income from the previous year without notifying or seeking approval

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies, continued
from the GADBF as long as total classified assets do not exceed 80% of tier 1 capital and the tier 1 risk based capital ratio is not less than 6%. Dividends paid by the Bank to the Holding Company in excess of that amount require pre-approval of the GADBF.

Fair Value of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions as more fully disclosed in Note 14. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Stock-Based Compensation
United uses the fair value method of recognizing expense for stock-based compensation based on the fair value of option and restricted stock unit awards at the date of grant. United accounts for forfeitures as they occur.

(2) Accounting Standards Updates and Recently Adopted Standards

Recently Adopted Standards
On January 1, 2020, United adopted ASC 326, which replaced the Incurred Loss framework in prior GAAP with a CECL framework. The CECL framework requires an estimate of expected credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities, and some off-balance sheet credit exposures such as unfunded commitments to extend credit. Financial assets measured at amortized cost will be presented at the net amount expected to be collected by using an ACL. PCD loans will receive an initial allowance at the acquisition date that represents an adjustment to the amortized cost basis of the loan, with no impact to earnings. Credit losses relating to available-for-sale debt securities will be recorded through an ACL prospectively, with such allowance limited to the amount by which fair value is below amortized cost.

United adopted ASC 326 as of January 1, 2020 using the modified retrospective method for loans, leases and off-balance sheet credit exposures. Adoption of this guidance resulted in an $8.75 million increase in the ACL, comprised of increases in the ACL for loans of $6.88 million and the ACL for unfunded commitments of $1.87 million, with $3.59 million of the increase reclassified from the amortized cost basis of PCD financial assets. The cumulative effect adjustment to retained earnings was $3.53 million, net of tax. Calculated credit losses on held-to-maturity debt securities were not material and there was no impact to the available-for-sale securities portfolio or other financial instruments. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326 while prior period amounts continue to be reported in accordance with Incurred Loss.

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

United adopted ASC 326 using the prospective transition approach for PCD assets that were previously classified as PCI. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. As mentioned above, the amortized cost basis of the PCD assets was adjusted to reflect the addition of $3.59 million to the ACL. The remaining noncredit discount (based on the adjusted amortized cost basis) is being accreted into interest income at a rate that approximates the effective interest rate beginning on January 1, 2020.

With regard to PCD assets, because United elected to disaggregate the former PCI pools and no longer considers these pools to be the unit of account, contractually delinquent PCD loans are now being reported as nonaccrual loans using the same criteria as other loans. Similarly, although management did not reassess whether modifications to individual acquired financial assets accounted for in pools were TDRs as of the date of adoption, PCD loans that are restructured and meet the definition of TDR after the adoption of ASC 326 are being reported as such.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)    Accounting Standards Updates and Recently Adopted Standards, continued

In addition to the aforementioned elections, United made the following elections at adoption:
•not to measure an ACL for accrued interest receivable and instead elected to reverse interest income on those loans that are 90 days past due;
•to exclude accrued interest receivable from the amortized cost basis of financial instruments subject to ASC 326 and to separately state the balance of accrued interest receivable on the consolidated balance sheet;
•to adjust the discount rate used to calculate credit losses for expected prepayments and is including all changes in discounted cash flows as credit loss; and
•as a practical expedient, elected to use the fair value of collateral when determining the ACL for loans if repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty (collateral-dependent loans).

On March 27, 2020, the CARES Act was signed into law, with certain relief extended in December 2020 by the Consolidated Appropriations Act, 2021. Additional COVID-19 pandemic relief was granted by the bank regulatory agencies through a series of interagency statements issued during 2020. The CARES Act, as extended, and the interagency statements include a number of provisions that were applicable to United, including the following:

•Accounting Relief for TDRs: The CARES Act provides that modifications under certain forbearance conditions for loans that were not more than 30 days past due at December 31, 2019 will not be considered TDRs for regulatory reporting and GAAP. This exemption period ends on the earlier of January 1, 2022 or the date that is 60 days after the termination date of the national emergency. The interagency statements provide additional relief from TDR status for certain short-term deferrals related to the COVID-19 pandemic for borrowers that were current at the time a modification program was implemented or at the time of the modification itself.
•Optional Delay and Regulatory Relief for ASC 326 Adoption: The CARES Act stipulates that large SEC filers have the option of delaying the adoption of ASC 326 from January 1, 2020 to the earlier of the end of the COVID-19 emergency period or December 31, 2020. Banks that were required to implement ASC 326 by the end of 2020 were granted the option to defer any impact on regulatory capital for two years before beginning the original three-year regulatory phase-in period, for a total five-year phase-in period. Although United did not elect to delay the adoption of ASC 326, the Company elected the five-year phase-in period for regulatory capital purposes, as discussed above.
•PPP: The CARES Act creates the PPP through the SBA, which allowed United to lend money to small businesses to maintain employee payrolls and pay other qualified expenses during the crisis with guarantees from the SBA. Under this program, loan amounts may be forgiven if the proceeds are used for payroll and other permitted expenses in accordance with the requirements of the PPP.

In March 2020, the FASB issued ASU No. 2020-03, Codification Improvements to Financial Instruments. This update clarified certain minor issues within the codification, including, among other things, debt securities disclosure for financial institutions and determination of the contractual term of a net investment in a lease. The standard was effective immediately, and did not have a material impact on the consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This update, the scope of which was clarified with ASU No. 2021-01 in January of 2021, provides expedients for contracts that are modified because of reference rate reform, including receivables, debt, leases, and certain derivatives. In addition, the update provides a one-time election to sell or transfer debt securities classified as held-to-maturity that reference a rate that is affected by reference rate reform. The update is effective as of March 12, 2020 through December 31, 2022. At the time of adoption, there was no material impact on the consolidated financial statements, although United anticipates optional expedients adopted such as contract modification and hedge accounting will provide relief otherwise not provided through December 31, 2022.

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

Accounting Standards Updates Not Yet Adopted as of December 31, 2020
In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. In addition to consolidating existing disclosure guidance into a single codification section to reduce the likelihood of a required disclosure being missed, this update clarifies the application of select guidance in cases where the original guidance may have been unclear. Adoption of this update, which is effective for United as of January 1, 2021, is not expected to have a material impact on the consolidated financial statements.

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

(3)    Mergers and Acquisitions

Acquisition of Three Shores
On July 1, 2020, United completed the acquisition of Three Shores, including its wholly-owned subsidiary, Seaside, headquartered in Orlando, Florida. Seaside operated a 14-branch network located in key Florida metropolitan markets. In connection with the acquisition, United acquired $2.13 billion of assets and assumed $1.99 billion of liabilities. Under the terms of the merger agreement, Three Shores shareholders received $188 million in total consideration, of which $164 million was United common stock and $24.1 million was cash. United issued 8.13 million shares of common stock to Three Shores shareholders in the acquisition. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $40.4 million, representing the intangible value of Three Shores’ business and reputation within the markets it served. None of the goodwill is expected to be deductible for income tax purposes. United will amortize the related core deposit intangible of $3.36 million using the sum-of-the-years-digits method over 10 years, which represents the expected useful life of the asset.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)    Mergers and Acquisitions, continued

United’s operating results for the year ended December 31, 2020 include the operating results of the acquired business for the period subsequent to the acquisition date of July 1, 2020.

The acquisition of Three Shores has been accounted for as a business combination. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as of the acquisition date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Fair values are preliminary and are subject to refinement for a period not to exceed one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

During the fourth quarter of 2020, within the one-year measurement period, United received additional information regarding acquisition date money market fund balances held by third party investment brokers and accrued interest receivable on certain debt securities and loans. As a result, the provisional fair values assigned to acquired cash and cash equivalents and accrued interest receivable increased by $1.09 million and $116,000, respectively. As a result of these adjustments, goodwill was reduced by $1.21 million. These adjustments are reflected in the fair values presented in the table below.

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below (in thousands).

Fair Value Recorded by United
Assets
Cash and cash equivalents	$219,807
Debt securities	381,740
Loans	1,427,966
Premises and equipment, net	1,584
Accrued interest receivable	7,681
Derivative assets	11,800
Net deferred tax asset	15,061
Core deposit intangible	3,360
Other assets	65,340
Total assets acquired	2,134,339
Liabilities
Deposits	1,802,694
FHLB advances and long-term debt	144,121
Derivative liabilities	12,165
Other liabilities	28,046
Total liabilities assumed	1,987,026
Total identifiable net assets	147,313
Consideration transferred
Cash	24,108
Common stock issued (8,130,633 shares)	163,589
Total fair value of consideration transferred	187,697
Goodwill	$40,384

The following table presents additional information related to the acquired loan portfolio at the acquisition date (in thousands):

July 1, 2020
PCD loans:
Par Value	$283,137
ACL at acquisition	(11,152)
Non-credit discount	(8,694)
Purchase price	$263,291

Non-PCD loans:
Fair value	$1,164,675
Gross contractual amounts receivable	1,358,793
Estimate of contractual cash flows not expected to be collected	76,503

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)    Mergers and Acquisitions, continued

Acquisition of FMBT
On May 1, 2019, United completed the acquisition of FMBT. FMBT operated four banking offices in Athens-Clarke County, Georgia. In connection with the acquisition, United acquired $245 million of assets and assumed $213 million of liabilities. Under the terms of the merger agreement, FMBT shareholders received $52.1 million in cash. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $20.3 million, representing the intangible value of FMBT’s business and reputation within the markets it served. None of the goodwill recognized is expected to be deductible for income tax purposes. United is amortizing the related core deposit intangible of $2.80 million using the sum-of-the-years-digits method over 9.25 years, which represents the expected useful life of the asset.

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below (in thousands).

Fair Value Recorded by United
Assets
Cash and cash equivalents	$32,548
Loans	192,494
Premises and equipment, net	8,524
BOLI	6,823
Net deferred tax asset	157
Core deposit intangible	2,800
Other assets	1,278
Total assets acquired	244,624
Liabilities
Deposits	212,127
Other liabilities	717
Total liabilities assumed	212,844
Total identifiable net assets	31,780
Cash consideration transferred	52,093
Goodwill	$20,313

The following table presents additional information related to the acquired loan portfolio at the acquisition date (in thousands):

May 1, 2019
PCI loans:
Contractually required principal and interest	$13,145
Non-accretable difference	2,517
Cash flows expected to be collected	10,628
Accretable yield	1,300
Fair value	$9,328

Non-PCI loans:
Fair value	$183,166
Gross contractual amounts receivable	218,855
Estimate of contractual cash flows not expected to be collected	8,826

Acquisition of Navitas
On February 1, 2018, United completed the acquisition of Navitas, a specialty lending company providing equipment finance credit services to small and medium-sized businesses nationwide. In connection with the acquisition, United acquired $393 million of assets and assumed $350 million of liabilities. Under the terms of the merger agreement, Navitas shareholders received $130 million in total consideration, of which $84.5 million was paid in cash and $45.7 million was paid in United common stock. The fair value of consideration paid exceeded the fair value of the identifiable assets and liabilities acquired and resulted in the establishment of goodwill in the amount of $87.4 million, representing the intangible value of Navitas’ business and reputation within the markets it served. None of the goodwill recognized is expected to be deductible for income tax purposes.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)    Mergers and Acquisitions, continued

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below (in thousands).

Fair Value Recorded by United
Assets
Cash and cash equivalents	$27,700
Loans and leases, net	358,352
Premises and equipment, net	324
Net deferred tax asset	2,873
Other assets	4,051
Total assets acquired	393,300
Liabilities
Short-term borrowings	214,923
Long-term debt	119,402
Other liabilities	16,108
Total liabilities assumed	350,433
Total identifiable net assets	42,867
Consideration transferred
Cash	84,500
Common stock issued (1,443,987 shares)	45,746
Total fair value of consideration transferred	130,246
Goodwill	$87,379

The following table presents additional information related to the acquired loan and lease portfolio at the acquisition date (in thousands).

February 1, 2018
PCI loans:
Contractually required principal and interest	$24,711
Non-accretable difference	5,505
Cash flows expected to be collected	19,206
Accretable yield	1,977
Fair value	$17,229

Non-PCI loans:
Fair value	$341,123
Gross contractual amounts receivable	389,432
Estimate of contractual cash flows not expected to be collected	8,624

In January 2018, after announcement of its intention to acquire Navitas but prior to the completion of the acquisition, United purchased $19.9 million in loans from Navitas in a transaction separate from the business combination.

Pro forma information - unaudited

The following table discloses the impact of the mergers with Three Shores, FMBT, and Navitas, since the respective acquisition dates through December 31 of the year of acquisition. The table also presents certain pro forma information as if Three Shores had been acquired January 1, 2019, FMBT had been acquired on January 1, 2018 and Navitas had been acquired on January 1, 2017. These results combine the historical results of the acquired entities with United’s consolidated statements of income and, while adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisitions taken place in earlier years.

For purposes of pro forma information, merger-related costs incurred in the year of acquisition are excluded from the actual acquisition year results and included in the pro forma acquisition year results. As a result, merger-related costs related to the acquisition of Three Shores of $5.04 million are reflected in 2019 pro forma information and merger-related costs related to the acquisition of FMBT of $2.02 million are reflected in 2018 pro forma information. Merger-related costs related to the acquisition of Navitas of $4.98 million were previously reported in 2017 pro forma information, which is not presented in the following table.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)    Mergers and Acquisitions, continued

The following table presents the actual results and pro forma information for the periods indicated (in thousands).

	(Unaudited) Year Ended December 31,
	Revenue	Net Income
2020
Actual Three Shores results included in statement of income since acquisition date	$24,541	$6,800
Supplemental consolidated pro forma as if Three Shores had been acquired January 1, 2019	597,729	168,717

2019
Actual FMBT results included in statement of income since acquisition date	$7,525	$4,053
Supplemental consolidated pro forma as if Three Shores had been acquired on January 1, 2019 and FMBT had been acquired January 1, 2018	636,079	210,232
2018
Actual Navitas results included in the statement of income since acquisition date	$24,285	$7,149
Supplemental consolidated pro forma as if FMBT had been acquired January 1, 2018 and Navitas had been acquired January 1, 2017	539,152	171,218

(4) Cash Flows

During 2020, 2019 and 2018, loans having a value of $822,000, $1.17 million and $3.02 million, respectively, were transferred to foreclosed property.

United accounts for sales of SBA/USDA loans on the trade date. At December 31, 2020 United had no unsettled sales of SBA/USDA loans. At December 31, 2019 and 2018, United had unsettled sales of SBA/USDA loans of $8.19 million and $32.9 million, respectively.

During 2020, United acquired, through a business combination, assets with a fair value totaling $2.17 billion and liabilities with a fair value totaling $1.99 billion, for net assets acquired of $188 million. Common stock issued pursuant to this business combination totaled $164 million.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(5) Investment Securities

At December 31, 2020 and 2019, securities with a carrying value of $1.11 billion and $918 million, respectively, were pledged to secure public deposits, derivatives and other secured borrowings.

The cost basis, unrealized gains and losses, and fair value of debt securities held-to-maturity as of the dates indicated are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2020
U.S. Government agencies & GSEs	$10,575	$26	$11	$10,590
State and political subdivisions	197,723	7,658	242	205,139
Residential mortgage-backed, Agency & GSE	113,400	4,774	1	118,173
Commercial mortgage-backed, Agency & GSE	98,663	4,874	246	103,291
Total	$420,361	$17,332	$500	$437,193

As of December 31, 2019
State and political subdivisions	$45,479	$1,574	$9	$47,044
Residential mortgage-backed, Agency & GSE	153,967	2,014	694	155,287
Commercial mortgage-backed, Agency & GSE	84,087	1,627	141	85,573
Total	$283,533	$5,215	$844	$287,904

The cost basis, unrealized gains and losses, and fair value of debt securities available-for-sale as of the dates indicated are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2020
U.S. Treasuries	$123,677	$4,395	$—	$128,072
U.S. Government agencies & GSEs	152,596	701	325	152,972
State and political subdivisions	253,630	20,891	49	274,472
Residential mortgage-backed, Agency & GSE	1,275,551	29,107	766	1,303,892
Residential mortgage-backed, Non-agency	174,322	7,499	128	181,693
Commercial mortgage-backed, Agency & GSE	524,852	8,013	597	532,268
Commercial mortgage-backed, Non-agency	15,350	1,513	—	16,863
Corporate bonds	70,057	1,711	1	71,767
Asset-backed securities	562,076	1,278	632	562,722
Total	$3,152,111	$75,108	$2,498	$3,224,721

As of December 31, 2019
U.S. Treasuries	$152,990	$1,628	$—	$154,618
U.S. Government agencies & GSEs	2,848	188	1	3,035
State and political subdivisions	214,677	11,813	—	226,490
Residential mortgage-backed, Agency & GSE	1,030,948	12,022	726	1,042,244
Residential mortgage-backed, Non-agency	250,550	6,231	—	256,781
Commercial mortgage-backed, Agency & GSE	266,770	2,261	128	268,903
Commercial mortgage-backed, Non-agency	15,395	918	263	16,050
Corporate bonds	202,131	1,178	218	203,091
Asset-backed securities	104,298	743	1,672	103,369
Total	$2,240,607	$36,982	$3,008	$2,274,581

At year-end 2020 and 2019, there were no holdings of debt obligations of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5) Investment Securities, continued

The following summarizes debt securities held-to-maturity in an unrealized loss position as of the dates indicated (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2020
U.S. Government agencies & GSEs	$4,677	$11	$—	$—	$4,677	$11
State and political subdivisions	14,870	242	—	—	14,870	242
Residential mortgage-backed, Agency & GSE	999	1	—	—	999	1
Commercial mortgage-backed, Agency & GSE	24,956	236	1,352	10	26,308	246
Total unrealized loss position	$45,502	$490	$1,352	$10	$46,854	$500

As of December 31, 2019
State and political subdivisions	$10,117	$9	$—	$—	$10,117	$9
Residential mortgage-backed, Agency & GSE	16,049	64	48,237	630	64,286	694
Commercial mortgage-backed, Agency & GSE	21,841	87	1,685	54	23,526	141
Total unrealized loss position	$48,007	$160	$49,922	$684	$97,929	$844

The following summarizes debt securities available-for-sale in an unrealized loss position as of the dates indicated (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2020
U.S. Government agencies & GSEs	$27,952	$324	$607	$1	$28,559	$325
State and political subdivisions	9,402	49	—	—	9,402	49
Residential mortgage-backed, Agency & GSE	232,199	766	—	—	232,199	766
Residential mortgage-backed, Non-agency	2,331	128	—	—	2,331	128
Commercial mortgage-backed, Agency & GSE	89,918	597	—	—	89,918	597
Corporate bonds	1,410	1	—	—	1,410	1
Asset-backed securities	87,305	28	53,587	604	140,892	632
Total unrealized loss position	$450,517	$1,893	$54,194	$605	$504,711	$2,498

As of December 31, 2019
U.S. Government agencies & GSEs	$404	$1	$—	$—	$404	$1
Residential mortgage-backed, Agency & GSE	228,611	576	18,294	150	246,905	726
Commercial mortgage-backed, Agency & GSE	—	—	33,517	128	33,517	128
Commercial mortgage-backed, Non-agency	—	—	4,864	263	4,864	263
Corporate bonds	19,742	216	998	2	20,740	218
Asset-backed securities	32,294	625	38,990	1,047	71,284	1,672
Total unrealized loss position	$281,051	$1,418	$96,663	$1,590	$377,714	$3,008

At December 31, 2020, there were 72 debt securities available-for-sale and 13 debt securities held-to-maturity that were in an unrealized loss position. Management does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of its amortized cost basis. Unrealized losses at December 31, 2020 and 2019 were primarily attributable to changes in interest rates.

At adoption of ASC 326 on January 1, 2020 and at December 31, 2020, calculated credit losses and, thus, the related ACL on held-to-maturity debt securities were not material due to the high credit quality of the portfolio. As a result, no ACL was recorded on the held-to-maturity portfolio at December 31, 2020. In addition, based on the assessment performed as of December 31, 2020, there was no ACL required related to the available-for-sale portfolio. See Note 1 for additional details on the adoption of ASC 326 as it relates to the securities portfolio.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5) Investment Securities, continued

Prior to the adoption of ASC 326, management evaluated securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warranted such evaluation. Consideration was given to the length of time and the extent to which the fair value had been less than cost, the financial condition and near-term prospects of the issuer, among other factors. In analyzing an issuer’s financial condition, management considered whether the securities were issued by the federal government or its agencies, whether downgrades by bond rating agencies had occurred, and industry analyst’s reports. No impairment charges were recognized during 2019 or 2018.

Realized gains and losses are derived using the specific identification method for determining the cost of the securities sold. The following summarizes securities sales activities for the years ended December 31 (in thousands):

	2020	2019	2018
Proceeds from sales	$40,625	$352,106	$168,891

Gross gains on sales	$748	$1,843	$2,082
Gross losses on sales	—	(2,864)	(2,738)
Net gains (losses) on sales of securities	$748	$(1,021)	$(656)

Income tax expense (benefit) attributable to sales	$191	$(247)	$(132)

The amortized cost and fair value of debt available-for-sale and held-to-maturity securities at December 31, 2020, by contractual maturity, are presented in the following table (in thousands). Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year:
U.S. Treasuries	$20,014	$20,311	$—	$—
U.S. Government agencies & GSEs	201	201	—	—
State and political subdivisions	20,020	20,232	1,700	1,743
Corporate bonds	11,441	11,592	—	—
	51,676	52,336	1,700	1,743
1 to 5 years:
U.S. Treasuries	103,663	107,761	—	—
U.S. Government agencies & GSEs	16,710	16,820	—	—
State and political subdivisions	48,354	51,544	14,505	16,059
Corporate bonds	44,636	45,837	—	—
	213,363	221,962	14,505	16,059
5 to 10 years:
U.S. Government agencies & GSEs	55,588	55,481	—	—
State and political subdivisions	59,837	64,843	7,028	7,957
Corporate bonds	13,206	13,485	—	—
	128,631	133,809	7,028	7,957
More than 10 years:
U.S. Government agencies & GSEs	80,097	80,470	10,575	10,590
State and political subdivisions	125,419	137,853	174,490	179,380
Corporate bonds	774	853	—	—
	206,290	219,176	185,065	189,970
Debt securities not due at a single maturity:
Asset-backed securities	562,076	562,722	—	—
Residential mortgage-backed securities	1,449,873	1,485,585	113,400	118,173
Commercial mortgage-backed securities	540,202	549,131	98,663	103,291

Total	$3,152,111	$3,224,721	$420,361	$437,193

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(6)    Loans and Leases and Allowance for Credit Losses

Major classifications of the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”) are summarized as of the dates indicated as follows (in thousands):

	December 31,
	2020	2019
Owner occupied commercial real estate	$2,090,443	$1,720,227
Income producing commercial real estate	2,540,750	2,007,950
Commercial & industrial(1)	2,498,560	1,220,657
Commercial construction	967,305	976,215
Equipment financing	863,830	744,544
Total commercial	8,960,888	6,669,593
Residential mortgage	1,284,920	1,117,616
Home equity lines of credit	697,117	660,675
Residential construction	281,430	236,437
Consumer	146,460	128,232
Total loans	11,370,815	8,812,553
Less ACL - loans	(137,010)	(62,089)
Loans, net	$11,233,805	$8,750,464
(1) Commercial and industrial loans as of December 31, 2020 included $646 million of PPP loans.

At December 31, 2020 and 2019, $2.18 million and $1.30 million, respectively, in overdrawn deposit accounts were reclassified as consumer loans.

At December 31, 2020, the loan portfolio was subject to blanket pledges on certain qualifying loan types with the FHLB and FRB to secure contingent funding sources.

The following table presents loans sold by United for the periods presented (in thousands). The gains and losses on these loan sales were included in noninterest income on the consolidated statements of income.

	Loans Sold
	2020	2019	2018
Guaranteed portion of SBA/USDA loans	$48,385	$81,158	$120,977
Equipment financing receivables	27,018	30,952	—
Indirect auto loans	—	102,789	—
Total	$75,403	$214,899	$120,977

At December 31, 2020 and 2019, equipment financing assets included leases of $36.8 million and $37.4 million, respectively. The components of the net investment in leases, which included both sales-type and direct financing, are presented below (in thousands).

	December 31,
	2020	2019
Minimum future lease payments receivable	$38,934	$39,709
Estimated residual value of leased equipment	3,263	3,631
Initial direct costs	672	842
Security deposits	(727)	(989)
Purchase accounting premium	117	273
Unearned income	(5,457)	(6,088)
Net investment in leases	$36,802	$37,378

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued
Minimum future lease payments expected to be received from equipment financing lease contracts as of December 31, 2020 were as follows (in thousands):

Year
2021	$15,152
2022	11,516
2023	7,452
2024	3,429
2025	1,341
Thereafter	44
Total	$38,934

Nonaccrual and Past Due Loans
The following table presents the amortized cost basis in loans by aging category and accrual status as of December 31, 2020 (in thousands). Short-term deferrals of approximately $70.7 million related to the COVID-19 crisis are not reported as past due during the deferral period.

	Accruing
		Loans Past Due
	Current Loans	30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual Loans	Total Loans
As of December 31, 2020
Owner occupied commercial real estate	$2,079,845	$2,013	$3	$—	$8,582	$2,090,443
Income producing commercial real estate	2,522,743	1,608	1,250	—	15,149	2,540,750
Commercial & industrial	2,480,483	1,176	267	—	16,634	2,498,560
Commercial construction	964,947	231	382	—	1,745	967,305
Equipment financing	856,985	2,431	1,009	—	3,405	863,830
Total commercial	8,905,003	7,459	2,911	—	45,515	8,960,888
Residential mortgage	1,265,019	5,549	1,494	—	12,858	1,284,920
Home equity lines of credit	692,504	1,942	184	—	2,487	697,117
Residential construction	280,551	365	—	—	514	281,430
Consumer	145,770	429	36	—	225	146,460
Total loans	$11,288,847	$15,744	$4,625	$—	$61,599	$11,370,815

The following table presents the aging of recorded investment in loans, including accruing and nonaccrual loans, as of December 31, 2019 (in thousands).

	Loans Past Due - Accrual and Non-accrual
As of December 31, 2019	30 - 59 Days	60 - 89 Days	> 90 Days (1)	Total	Current Loans	PCI Loans	Total
Owner occupied commercial real estate	$2,913	$2,007	$6,079	$10,999	$1,700,682	$8,546	$1,720,227
Income producing commercial real estate	562	706	401	1,669	1,979,053	27,228	2,007,950
Commercial & industrial	2,140	491	2,119	4,750	1,215,581	326	1,220,657
Commercial construction	1,867	557	96	2,520	966,833	6,862	976,215
Equipment financing	2,065	923	3,045	6,033	734,526	3,985	744,544
Total commercial	9,547	4,684	11,740	25,971	6,596,675	46,947	6,669,593
Residential mortgage	5,655	2,212	2,171	10,038	1,097,999	9,579	1,117,616
Home equity lines of credit	1,697	421	1,385	3,503	655,762	1,410	660,675
Residential construction	325	125	402	852	235,211	374	236,437
Consumer	668	181	27	876	127,020	336	128,232
Total loans	$17,892	$7,623	$15,725	$41,240	$8,712,667	$58,646	$8,812,553
(1) Excluding PCI loans, substantially all loans more than 90 days past due were on nonaccrual status at December 31, 2019.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued
The following table presents nonaccrual loans by loan class for the periods indicated (in thousands).

	Nonaccrual loans
	CECL			Incurred Loss
	December 31, 2020			December 31, 2019
	With no allowance	With an allowance	Total
Owner occupied commercial real estate	$6,614	$1,968	$8,582	$10,544
Income producing commercial real estate	10,008	5,141	15,149	1,996
Commercial & industrial	2,004	14,630	16,634	2,545
Commercial construction	1,339	406	1,745	2,277
Equipment financing	156	3,249	3,405	3,141
Total commercial	20,121	25,394	45,515	20,503
Residential mortgage	1,855	11,003	12,858	10,567
Home equity lines of credit	1,329	1,158	2,487	3,173
Residential construction	274	240	514	939
Consumer	181	44	225	159
Total	$23,760	$37,839	$61,599	$35,341

The gross additional interest revenue that would have been earned if the loans classified as nonaccrual had performed in accordance with the original terms was approximately $2.86 million, $1.26 million, and $1.09 million for 2020, 2019, and 2018, respectively.

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

Equipment Financing Receivables and Consumer Purpose Loans. United applies a pass / fail grading system to all equipment financing receivables and consumer purpose loans. Under this system, loans that are on nonaccrual status, become past due 90 days or are in bankruptcy are classified as “fail” and all other loans are classified as “pass”. For reporting purposes, loans classified as “fail” are reported as “substandard” and all other loans are reported as “pass”.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued
Based on the most recent analysis performed, the amortized cost of loans by risk category by vintage year as of December 31, 2020 is as follows (in thousands):

	Term Loans by Origination Year						Revolvers	Revolvers converted to term loans	Total
December 31, 2020	2020	2019	2018	2017	2016	Prior
Pass
Owner occupied commercial real estate	$707,501	$368,615	$231,316	$197,778	$201,362	$229,667	$56,273	$9,072	$2,001,584
Income producing commercial real estate	815,799	376,911	361,539	277,769	206,068	198,080	28,542	12,128	2,276,836
Commercial & industrial	1,092,767	287,857	263,439	115,790	92,968	58,359	515,593	3,777	2,430,550
Commercial construction	314,154	217,643	226,308	53,708	30,812	21,985	20,278	3,947	888,835
Equipment financing	413,653	270,664	125,869	39,982	9,404	445	—	—	860,017
Total commercial	3,343,874	1,521,690	1,208,471	685,027	540,614	508,536	620,686	28,924	8,457,822
Residential mortgage	468,945	195,213	125,492	120,944	122,013	230,771	18	5,393	1,268,789
Home equity lines of credit	—	—	—	—	—	—	675,878	17,581	693,459
Residential construction	225,727	30,646	4,026	4,544	3,172	12,546	—	64	280,725
Consumer	54,997	25,528	14,206	4,531	3,595	1,677	41,445	76	146,055
	4,093,543	1,773,077	1,352,195	815,046	669,394	753,530	1,338,027	52,038	10,846,850
Watch
Owner occupied commercial real estate	8,759	4,088	4,221	10,025	11,138	4,728	100	—	43,059
Income producing commercial real estate	35,471	42,831	39,954	13,238	24,164	11,337	—	1,681	168,676
Commercial & industrial	1,451	16,315	2,176	630	459	17	6,464	—	27,512
Commercial construction	21,366	272	816	23,292	11,775	477	—	—	57,998
Equipment financing	—	—	—	—	—	—	—	—	—
Total commercial	67,047	63,506	47,167	47,185	47,536	16,559	6,564	1,681	297,245
Residential mortgage	—	—	—	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
	67,047	63,506	47,167	47,185	47,536	16,559	6,564	1,681	297,245
Substandard
Owner occupied commercial real estate	6,586	10,473	7,596	3,717	6,753	8,473	1,528	674	45,800
Income producing commercial real estate	45,125	8,940	2,179	5,034	31,211	2,652	—	97	95,238
Commercial & industrial	1,545	5,536	6,193	1,684	1,292	1,485	22,170	593	40,498
Commercial construction	2,466	735	13,741	340	1,931	250	—	1,009	20,472
Equipment financing	631	1,392	1,371	306	96	17	—	—	3,813
Total commercial	56,353	27,076	31,080	11,081	41,283	12,877	23,698	2,373	205,821
Residential mortgage	2,049	2,106	3,174	1,369	679	5,860	—	894	16,131
Home equity lines of credit	—	—	—	—	—	—	265	3,393	3,658
Residential construction	106	37	54	4	124	380	—	—	705
Consumer	—	97	49	60	78	98	—	23	405
	58,508	29,316	34,357	12,514	42,164	19,215	23,963	6,683	226,720

Total	$4,219,098	$1,865,899	$1,433,719	$874,745	$759,094	$789,304	$1,368,554	$60,402	$11,370,815

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued
The following table presents the risk category of loans by class of loan as of December 31, 2019 (in thousands):

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

At December 31, 2019, the carrying value and outstanding balance of PCI loans was $58.6 million and $83.1 million, respectively. The following table presents changes in the value of the accretable yield for PCI loans for the year ended December 31, 2019 (in thousands):

Balance at beginning of period	$26,868
Additions due to acquisitions	1,300
Accretion	(17,885)
Reclassification from nonaccretable difference	9,237
Changes in expected cash flows that do not affect nonaccretable difference	4,400
Balance at end of period	$23,920

Troubled Debt Restructurings and Other Modifications
As of December 31, 2020 and 2019, United had TDRs totaling $61.6 million and $54.2 million, respectively. As of December 31, 2020, United had remaining short-term deferrals related to the COVID-19 crisis of approximately $70.7 million, which generally represented payment deferrals for up to 90 days. To the extent that these deferrals qualified under either the CARES Act or interagency guidance, they were not considered new TDRs.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued
Loans modified under the terms of a TDR during the years ended December 31 are presented in the table below. In addition, the following table presents loans modified under the terms of a TDR that defaulted (became 90 days or more delinquent) during the years ended December 31 that were initially restructured within one year prior to default (dollars in thousands):

	New TDRs
	Number of Contracts	Post-Modification Outstanding Recorded Investment by Type of Modification				TDRs Modified Within the Year That Have Subsequently Defaulted
Year Ended December 31, 2020		Rate Reduction	Structure	Other	Total	Number of Contracts	Recorded Investment
Owner occupied commercial real estate	8	$—	$833	$1,536	$2,369	—	$—
Income producing commercial real estate	7	—	4,856	6,699	11,555	1	5,998
Commercial & industrial	4	—	586	15	601	3	819
Commercial construction	7	—	832	70	902	—	—
Equipment financing	172	—	5,821		5,821	22	944
Total commercial	198	—	12,928	8,320	21,248	26	7,761
Residential mortgage	40	—	4,359	3	4,362	2	145
Home equity lines of credit	4	—	164	—	164	1	60
Residential construction	3	—	123	—	123	—	—
Consumer	7	—	11	24	35	1	3
Total loans	252	$—	$17,585	$8,347	$25,932	30	$7,969
Year Ended December 31, 2019
Owner occupied commercial real estate	4	$—	$1,739	$—	$1,739	—	$—
Income producing commercial real estate	3	—	9,013	—	9,013	—	—
Commercial & industrial	2	—	75	7	82	—	—
Commercial construction	—	—	—	—	—	—	—
Equipment financing	9	—	1,071	—	1,071	—	—
Total commercial	18	—	11,898	7	11,905	—	—
Residential mortgage	15	—	2,057	—	2,057	1	135
Home equity lines of credit	1	—	50	—	50	—	—
Residential construction	1	—	—	21	21	1	13
Consumer	5	—	—	45	45	—	—
Indirect auto	15	—	—	262	262	—	—
Total loans	55	$—	$14,005	$335	$14,340	2	$148
Year Ended December 31, 2018
Owner occupied commercial real estate	5	$—	$1,387	$—	$1,387	3	$1,869
Income producing commercial real estate	2	106	3,637	—	3,743	—	—
Commercial & industrial	2	—	32	—	32	1	232
Commercial construction	—	—	—	—	—	1	3
Equipment financing	—	—	—	—	—	—	—
Total commercial	9	106	5,056	—	5,162	5	2,104
Residential mortgage	15	130	1,770	—	1,900	1	101
Home equity lines of credit	1	—	—	41	41	—	—
Residential construction	2	—	32	13	45	—	—
Consumer	2	—	—	7	7	—	—
Indirect auto	35	—	—	643	643	—	—
Total loans	64	$236	$6,858	$704	$7,798	6	$2,205

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued
Allowance for Credit Losses
The following table presents the balance and activity in the ACL by portfolio segment for the periods indicated (in thousands):

	CECL
Year Ended December 31, 2020	Dec. 31, 2019	Adoption of CECL	Jan. 1, 2020	Initial ACL- PCD loans(1)	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied commercial real estate	$11,404	$(1,616)	$9,788	$1,779	$(70)	$2,565	$6,611	$20,673
Income producing commercial real estate	12,306	(30)	12,276	1,208	(8,430)	3,546	33,137	41,737
Commercial & industrial	5,266	4,012	9,278	7,680	(10,707)	1,371	14,397	22,019
Commercial construction	9,668	(2,583)	7,085	74	(726)	1,045	3,474	10,952
Equipment financing	7,384	5,871	13,255	—	(8,764)	2,004	10,325	16,820
Residential mortgage	8,081	1,569	9,650	195	(398)	455	5,439	15,341
Home equity lines of credit	4,575	1,919	6,494	209	(221)	677	1,258	8,417
Residential construction	2,504	(1,771)	733	—	(93)	156	(32)	764
Consumer	901	(491)	410	7	(2,985)	2,259	596	287
ACL - loans	62,089	6,880	68,969	11,152	(32,394)	14,078	75,205	137,010
ACL - unfunded commitments	3,458	1,871	5,329	—	—	—	5,229	10,558
Total ACL	$65,547	$8,751	$74,298	$11,152	$(32,394)	$14,078	$80,434	$147,568
(1) Represents the initial ACL related to PCD loans acquired in the Three Shores transaction.

	Incurred Loss
Year Ended December 31, 2019	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied commercial real estate	$12,207	$(5)	$375	$(1,173)	$11,404
Income producing commercial real estate	11,073	(1,227)	283	2,177	12,306
Commercial & industrial	4,802	(5,849)	852	5,461	5,266
Commercial construction	10,337	(290)	1,165	(1,544)	9,668
Equipment financing	5,452	(5,675)	781	6,826	7,384
Residential mortgage	8,295	(616)	481	(79)	8,081
Home equity lines of credit	4,752	(996)	610	209	4,575
Residential construction	2,433	(306)	157	220	2,504
Consumer	853	(2,390)	911	1,527	901
Indirect auto	999	(663)	186	(522)	—
ACL - loans	61,203	(18,017)	5,801	13,102	62,089
ACL - unfunded commitments	3,410	—	—	48	3,458
Total ACL	$64,613	$(18,017)	$5,801	$13,150	$65,547

	Incurred Loss
Year Ended December 31, 2018	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied commercial real estate	$14,776	$(303)	$1,227	$(3,493)	$12,207
Income producing commercial real estate	9,381	(3,304)	1,064	3,932	11,073
Commercial & industrial	3,971	(1,669)	1,390	1,110	4,802
Commercial construction	10,523	(622)	734	(298)	10,337
Equipment financing	—	(1,536)	460	6,528	5,452
Residential mortgage	10,097	(754)	336	(1,384)	8,295
Home equity lines of credit	5,177	(1,194)	423	346	4,752
Residential construction	2,729	(54)	376	(618)	2,433
Consumer	710	(2,445)	807	1,781	853
Indirect auto	1,550	(1,277)	228	498	999
ACL - loans	58,914	(13,158)	7,045	8,402	61,203
ACL - unfunded commitments	2,312	—	—	1,098	3,410
Total ACL	$61,226	$(13,158)	$7,045	$9,500	$64,613

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued

As of January 1, 2020 and December 31, 2020, United used a discounted cash flow methodology applied at a loan level with a one-year reasonable and supportable forecast period. Expected credit loss rates were estimated using a regression model based on historical data from peer banks which incorporates a third party vendor’s economic forecast to predict the change in credit losses. These results were then combined with a starting value that was based on United’s recent default experience, which was adjusted for select portfolios based on expectations of future performance. At December 31, 2020, the third party vendor’s forecast, which was representative of a baseline scenario, captured the recent challenging economic environment that included high levels of unemployment, but also indicated mild improvement in the short term. The increase in the ACL compared to January 1, 2020 was primarily attributable to the worsening trends in the forecast at December 31, 2020 compared to the beginning of 2020, with the primary economic forecast driver being the change in unemployment claims due to policy decisions made in response to the COVID-19 pandemic. At December 31, 2020, United adjusted the economic forecast by eliminating the initial spike in unemployment evidenced in the first half of the year to account for the impact of government stimulus programs. In addition, United used a model overlay for the economic forecast for residential mortgage loans to better align losses in that portfolio to current conditions.

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

Disaggregation of Incurred Loss Impairment Methodology
The following table presents the recorded investment in loans by portfolio segment and the balance of the ACL assigned to each segment based on the method of evaluating the loans for impairment as of December 31, 2019 (in thousands):

	Loans Outstanding				Allowance for Credit Losses
	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance	Individually evaluated for impairment	Collectively evaluated for impairment	PCI	Ending Balance
Owner occupied commercial real estate	$19,233	$1,692,448	$8,546	$1,720,227	$816	$10,483	$105	$11,404
Income producing commercial real estate	18,134	1,962,588	27,228	2,007,950	770	11,507	29	12,306
Commercial & industrial	1,449	1,218,882	326	1,220,657	21	5,193	52	5,266
Commercial construction	3,675	965,678	6,862	976,215	55	9,613	—	9,668
Equipment financing	1,027	739,532	3,985	744,544	—	7,240	144	7,384
Residential mortgage	15,991	1,092,046	9,579	1,117,616	782	7,296	3	8,081
Home equity lines of credit	992	658,273	1,410	660,675	16	4,541	18	4,575
Residential construction	1,256	234,807	374	236,437	47	2,456	1	2,504
Consumer	214	127,682	336	128,232	5	885	11	901
Total ACL - loans	$61,971	$8,691,936	$58,646	$8,812,553	2,512	59,214	363	62,089
ACL - unfunded commitments					—	3,458	—	3,458
Total ACL					$2,512	$62,672	$363	$65,547

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued
The following table presents loans individually evaluated for impairment by class of loans as of the dates indicated (in thousands):

	December 31, 2019
	Unpaid Principal Balance	Recorded Investment	ACL Allocated
With no related ACL recorded:
Owner occupied commercial real estate	$9,527	$8,118	$—
Income producing commercial real estate	5,159	4,956	—
Commercial & industrial	1,144	890	—
Commercial construction	2,458	2,140	—
Equipment financing	1,027	1,027	—
Total commercial	19,315	17,131	—
Residential mortgage	7,362	6,436	—
Home equity lines of credit	1,116	861	—
Residential construction	731	626	—
Consumer	66	53	—
Total with no related ACL recorded	28,590	25,107	—
With an ACL recorded:
Owner occupied commercial real estate	11,136	11,115	816
Income producing commercial real estate	13,591	13,178	770
Commercial & industrial	559	559	21
Commercial construction	1,535	1,535	55
Equipment financing	—	—	—
Total commercial	26,821	26,387	1,662
Residential mortgage	9,624	9,555	782
Home equity lines of credit	146	131	16
Residential construction	643	630	47
Consumer	161	161	5
Total with an ACL recorded	37,395	36,864	2,512
Total	$65,985	$61,971	$2,512

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired is presented below for the periods indicated (in thousands):

	2019			2018
	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received	Average Balance	Interest Revenue Recognized During Impairment	Cash Basis Interest Revenue Received
Owner occupied commercial real estate	$18,575	$1,124	$1,171	$19,881	$1,078	$1,119
Income producing commercial real estate	14,253	739	730	17,138	893	895
Commercial & industrial	1,837	84	100	1,777	100	100
Commercial construction	3,233	129	146	3,247	176	174
Equipment financing	159	23	23	—	—	—
Total commercial	38,057	2,099	2,170	42,043	2,247	2,288
Residential mortgage	16,115	748	749	14,515	641	643
Home equity lines of credit	488	14	15	284	18	16
Residential construction	1,332	92	94	1,405	96	95
Consumer	203	15	15	249	18	18
Indirect auto	1,028	50	50	1,252	64	64
Total	$57,223	$3,018	$3,093	$59,748	$3,084	$3,124

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(7)    Premises and Equipment

Premises and equipment are summarized as follows as of the dates indicated (in thousands):

	December 31,
	2020	2019
Land and land improvements	$82,816	$81,150
Buildings and improvements	173,497	170,629
Furniture and equipment	96,157	97,997
Construction in progress	7,590	1,701
	360,060	351,477
Less accumulated depreciation	(141,571)	(135,501)
Premises and equipment, net	$218,489	$215,976

Depreciation expense was $15.6 million, $15.3 million and $14.2 million for 2020, 2019 and 2018, respectively.

(8) Derivatives and Hedging Activities

The table below presents the fair value of derivative financial instruments as of the dates indicated as well as their classification on the consolidated balance sheets (in thousands):

	December 31, 2020			December 31, 2019
	Notional Amount	Fair Value		Fair Value
		Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Cash flow hedge of subordinated debt	$100,000	$3,378	$—	$—	$—
Cash flow hedge of trust preferred securities	20,000	—	—	—	—
Fair value hedge of brokered CDs	20,000	—	—	—	880
Total	140,000	3,378	—	—	880

Derivatives not designated as hedging instruments:
Customer derivative positions	1,329,271	72,508	17	27,277	446
Dealer offsets to customer derivative positions	1,329,271	1	24,614	394	6,425
Risk participations	48,843	28	12	—	12
Mortgage banking - loan commitment	253,243	10,751	—	1,970	—
Mortgage banking - forward sales commitment	325,145	—	1,964	98	86
Bifurcated embedded derivatives	51,935	—	1,449	5,268	—
Dealer offsets to bifurcated embedded derivatives	51,935	—	947	—	7,667
Total	3,389,643	83,288	29,003	35,007	14,636

Total derivatives	$3,529,643	$86,666	$29,003	$35,007	$15,516

Total gross derivative instruments		$86,666	$29,003	$35,007	$15,516
Less: Amounts subject to master netting agreements		(114)	(114)	(401)	(401)
Less: Cash collateral received/pledged		(3,200)	(27,092)	—	(14,933)
Net amount		$83,352	$1,797	$34,606	$182

United clears certain derivatives centrally through the CME. CME rules legally characterize variation margin payments for centrally cleared derivatives as settlements of the derivatives’ exposure rather than as collateral. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting purposes. Variation margin,

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8) Derivatives and Hedging Activities, continued

as determined by the CME, is settled daily. As a result, derivative contracts that clear through the CME have an estimated fair value of zero.

Hedging Derivatives

Cash Flow Hedges of Interest Rate Risk
United enters into cash flow hedges to mitigate exposure to the variability of future cash flows or other forecasted transactions. During the second quarter of 2020, United entered into three cash flow hedges using interest rate caps and swaps with an aggregate notional amount of $120 million to hedge the variability of cash flows due to changes in interest rates on certain of its variable-rate subordinated debt and trust preferred securities. United considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates. Therefore, changes in the fair value of these derivative instruments are recognized in other comprehensive income. Gains and losses related to changes in fair value are reclassified into earnings in the periods the hedged forecasted transactions occur. Losses representing amortization of the premium recorded on cash flow hedges, which is a component excluded from the assessment of effectiveness, are recognized in earnings on a straight-line basis in the same caption as the hedged item over the term of the hedge. Over the next twelve months United expects to reclassify $594,000 of losses from AOCI into earnings related to these agreements.

At December 31, 2019, United had no active cash flow hedges. The loss remaining in other comprehensive income from prior hedges that had previously been de-designated was being amortized into earnings over the original term of the swaps as the forecasted transactions that the swaps were originally designated to hedge were still expected to occur. This was the only effect of cash flow hedges on the consolidated statements of income for the years ended December 31, 2019 and 2018. During the second quarter of 2019, United amortized the remaining balance of losses on terminated hedging positions from other comprehensive income. See Note 17 for further detail.

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

At December 31, 2020 and 2019, United had two and four interest rate swaps with an aggregate notional amount of $20.0 million and $37.9 million, respectively, that were designated as fair value hedges of fixed-rate brokered time deposits. The swaps involved the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements.

In certain cases, the estate of deceased brokered certificate of deposit holders may put the certificate of deposit back to United at par upon the death of the holder. When these events occur (estate puts), a gain or loss is recognized for the difference between the fair value and the par amount of the deposits put back. The change in the fair value of brokered time deposits that are being hedged in fair value hedging relationships reported in the table below includes gains and losses from estate puts.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8) Derivatives and Hedging Activities, continued

The table below presents the effect of derivatives in hedging relationships on the consolidated statements of income (in thousands).

	Year Ended December 31,
	2020	2019	2018
	Interest expense	Interest expense	Interest expense	Interest revenue - taxable investment securities	Other noninterest income
Total income (expense) presented in the consolidated statements of income	$(56,237)	$(83,312)	$(61,330)	$73,496	$24,142

Gains (losses) on fair value hedging relationships:
Interest rate contracts:
Amounts related to interest settlements on derivatives	291	(327)	(245)	17	—
Recognized on derivatives	870	733	(220)	—	356
Recognized on hedged items	(880)	(766)	(145)	—	(447)
Net income (expense) recognized on fair value hedges	$281	$(360)	$(610)	$17	$(91)

Losses on cash flow hedging relationships (1):
Interest rate contracts:
Realized losses reclassified from AOCI into net income (2)	$(359)	$—	$—	$—	$—
Net expense recognized on cash flow hedges	$(359)	$—	$—	$—	$—
(1) Excludes 2019 and 2018 amortization of losses related to de-designated cash flow hedges. See Note 17 for further detail.
(2) Includes $329,000 of premium amortization expense excluded from the assessment of hedge effectiveness for the year ended December 31, 2020.

The table below presents the carrying amount of hedged fixed-rate brokered time deposits and cumulative fair value hedging adjustments included in the carrying amount of the hedged liability for the periods presented (in thousands).

	December 31,
	2020		2019
Balance Sheet Location	Carrying amount of Assets (Liabilities)	Hedge Accounting Basis Adjustment	Carrying amount of Assets (Liabilities)	Hedge Accounting Basis Adjustment
Deposits	$(20,216)	$(235)	$(35,880)	$645

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

In addition, United originates certain residential mortgage loans with the intention of selling these loans. Between the time United enters into an interest-rate lock commitment to originate a residential mortgage loan that is to be held for sale and the time the

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8) Derivatives and Hedging Activities, continued

loan is funded and eventually sold, United is subject to the risk of variability in market prices. United also enters into forward sale agreements to mitigate risk and to protect the expected gain on the eventual loan sale. The commitments to originate residential mortgage loans and forward loan sales commitments are freestanding derivative instruments. Fair value adjustments on these derivative instruments are recorded within mortgage loan gains and related fees in the consolidated statements of income.

The table below presents the gains and losses recognized in income on derivatives not designated as hedging instruments for the periods indicated (in thousands).

	Income Statement Location	Year Ended December 31,
		2020	2019	2018
Customer derivatives and dealer offsets	Other noninterest income	$6,732	$2,878	$2,658
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	(63)	212	307
Interest rate caps	Other noninterest income	—	—	501
De-designated hedges	Other noninterest income	—	(193)	31
Mortgage banking derivatives	Mortgage loan revenue	(7,873)	(1,797)	904
Risk participations	Other noninterest income	(340)	(3)	12
Total gains and losses		$(1,544)	$1,097	$4,413

Credit-risk-related Contingent Features
United manages its credit exposure on derivative transactions by entering into a bilateral credit support agreement with each non-customer counterparty. The credit support agreements require collateralization of exposures beyond specified minimum threshold amounts. The details of these agreements, including the minimum thresholds, vary by counterparty.

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

(9)    Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets is summarized below as of the dates indicated (in thousands):

	December 31,
	2020	2019
Core deposit intangible	$36,162	$32,802
Less: accumulated amortization	(22,148)	(17,980)
Net core deposit intangible	14,014	14,822
Goodwill	367,809	327,425
Total goodwill and other intangible assets, net	$381,823	$342,247

The following is a summary of changes in the carrying amounts of goodwill for the years indicated (in thousands):

Goodwill (1)
December 31, 2018	$307,112
Acquisition of FMBT	20,313
December 31, 2019	327,425
Acquisition of Three Shores	40,384
December 31, 2020	$367,809

(1) Goodwill balances presented are shown net of accumulated impairment losses of $306 million incurred prior to 2018. Gross goodwill for December 31, 2020, 2019, and 2018 totaled $673 million, $633 million and $613 million, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)    Goodwill and Other Intangible Assets, continued

The estimated aggregate amortization expense for future periods for core deposit intangibles is as follows (in thousands):

Year
2021	$3,622
2022	2,915
2023	2,321
2024	1,834
2025	1,414
Thereafter	1,908
Total	$14,014

(10) Servicing Assets and Liabilities

Servicing Rights for SBA/USDA Loans
United accounts for servicing rights for SBA/USDA loans at fair value. The following table summarizes the changes in SBA/USDA servicing rights for the years indicated (in thousands).

	2020	2019	2018
Servicing rights for SBA/USDA loans, beginning of period	$6,794	$7,510	$7,740
Originated servicing rights capitalized upon sale of loans	1,114	1,835	2,573
Disposals	(624)	(1,258)	(810)
Measurement period adjustment to acquired servicing rights	—	—	(354)
Changes in fair value due to change in inputs or assumptions used in the valuation	(822)	(1,293)	(1,639)
Servicing rights for SBA/USDA loans, end of period	$6,462	$6,794	$7,510

The portfolio of SBA/USDA loans serviced for others, which is not included in the accompanying balance sheets, was $402 million and $411 million, respectively, at December 31, 2020 and 2019. The amount of contractually specified servicing fees earned by United on these servicing rights during the years ended December 31, 2020, 2019 and 2018 was $3.77 million, $3.82 million and $3.44 million, respectively.

A summary of the key characteristics, inputs, and economic assumptions used in the discounted cash flow method utilized to estimate the fair value of the servicing asset for SBA/USDA loans and the sensitivity of the fair values to immediate adverse changes in those assumptions are shown in the table below as of the dates indicated (dollars in thousands):

	December 31,
	2020	2019
Fair value of retained servicing assets	$6,462	$6,794
Prepayment rate assumption:
Weighted average	17.8%	16.5%
Range	2.7% - 33.6%
10% adverse change	$(358)	$(352)
20% adverse change	(680)	(671)
Discount rate:
Weighted average	8.9%	12.3%
Range	1.6% - 44.1%
100 bps adverse change	$(171)	$(184)
200 bps adverse change	(333)	(358)
Life (in years):
Weighted-average	3.5	3.9
Range	0.6 - 5.6
Gross margin:
Weighted-average	1.9%	1.9%
Range	0.0% - 3.2%

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

	2020	2019	2018
Residential mortgage servicing rights, beginning of period	$13,565	$11,877	$8,262
Originated servicing rights capitalized upon sale of loans	11,911	5,783	4,587
Disposals	(2,868)	(1,098)	(537)
Changes in fair value due to change in inputs or assumptions used in the valuation	(6,392)	(2,997)	(435)
Residential mortgage servicing rights, end of period	$16,216	$13,565	$11,877

The portfolio of residential mortgage loans serviced for others, which is not included in the consolidated balance sheets, was $2.31 billion and $1.60 billion, respectively, at December 31, 2020 and 2019. The amount of contractually specified servicing fees earned by United on these servicing rights during the years ended December 31, 2020, 2019 and 2018 was $4.82 million, $3.67 million and $2.37 million, respectively.

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the servicing asset for residential mortgage loans and the sensitivity of the fair values to immediate adverse changes in those assumptions are shown in the table below as of the dates indicated (in thousands):

	December 31,
	2020	2019
Fair value of retained servicing assets	$16,216	$13,565
Prepayment rate assumption:
Weighted average	17.7%	14.1%
Range	8.7% - 19.5%
10% adverse change	$(999)	$(662)
20% adverse change	(1,912)	(1,270)
Discount rate:
Weighted average	10.0%	10.0%
Range	10.0% - 11.0%
100 bps adverse change	$(518)	$(467)
200 bps adverse change	(1,001)	(900)

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

Servicing Liabilities for Equipment Financing Loans
United accounts for servicing liabilities associated with sold equipment finance loans using the amortization method. The portfolio of equipment financing loans serviced for others, which is not included in the accompanying balance sheets, was $45.5 million and $42.4 million at December 31, 2020 and 2019, respectively. The servicing liabilities related to these loans totaled $357,000 and $363,000 at December 31, 2020 and 2019, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(11)    Time Deposits

At December 31, 2020, the contractual maturities of time deposits, including brokered time deposits, are summarized as follows (in thousands):

2021	$1,418,807
2022	211,523
2023	59,153
2024	25,513
2025	20,816
Thereafter	50,579
Total time deposits	$1,786,391

At December 31, 2020 and 2019, time deposits, excluding brokered time deposits, that met or exceeded the FDIC insurance limit of $250,000 totaled $317 million and $367 million, respectively.

(12) Long-term Debt

Long-term debt consisted of the following (in thousands):

	December 31,		Issue Date	Stated Maturity Date	Earliest Call Date
	2020	2019				Interest Rate
Obligations of the Bank:
2026 subordinated debentures	$15,000	$—	2016	2026	2021	5.875% through August 2021, 3-month LIBOR plus 4.70% thereafter
	15,000	—

Obligations of the Holding Company:
2022 senior debentures	50,000	50,000	2015	2022	2020	5.000% through August 2020, 3-month LIBOR plus 3.814% thereafter
2027 senior debentures	35,000	35,000	2015	2027	2025	5.500% through August 2025, 3-month LIBOR plus 3.71% thereafter
2030 senior debentures	100,000	—	2020	2030	2025	5.00% through June 2025, 3-month SOFR plus 4.87% thereafter
Total senior debentures	185,000	85,000

2028 subordinated debentures	100,000	100,000	2018	2028	2023	4.500% through January 2023, 3-month LIBOR plus 2.12% thereafter
2025 subordinated debentures	11,250	11,250	2015	2025	2020	6.250%
Total subordinated debentures	111,250	111,250

Southern Bancorp Capital Trust I	4,382	4,382	2004	2034	2009	Prime + 1.00%
Tidelands Statutory Trust I	8,248	8,248	2006	2036	2011	3-month LIBOR plus 1.38%
Four Oaks Statutory Trust I	12,372	12,372	2006	2036	2011	3-month LIBOR plus 1.35%
Total trust preferred securities	25,002	25,002
Less net discount	(9,296)	(8,588)
Total long-term debt	$326,956	$212,664

Interest is currently paid at least semiannually for all senior and subordinated debentures, and trust preferred securities.

Subsequent to year-end, United redeemed in whole the 2025 subordinated debentures and the Southern Bancorp Capital Trust I trust preferred securities.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(13) Operating Leases

The following table presents the balances of the right-of-use asset and corresponding operating lease liability as of the dates indicated (in thousands).

		December 31,
	Balance Sheet Location	2020	2019
Right-of-use asset	Other assets	$31,398	$19,894
Operating lease liability	Other liabilities	33,095	22,039

During 2020, United obtained building and office space right-of-use assets resulting in an increase in its operating lease liability of $17.4 million. Leases assumed as part of the Three Shores transaction accounted for $15.1 million of the increase.

The table below presents the operating lease income and expense recognized for the periods indicated (in thousands).

	Income Statement Location	2020	2019
Operating lease cost	Occupancy expense	$6,449	$5,067
Variable lease cost	Occupancy expense	757	449
Short-term lease cost	Occupancy expense	100	136
Total lease cost		$7,306	$5,652

Sublease income and rental income from owned properties under operating leases	Other noninterest income	$1,022	$1,160

Rent expense recorded in accordance with ASC 840 for the year ended December 31, 2018 was $4.70 million.

As of December 31, 2020, the weighted average remaining lease term and weighted average discount rate of operating leases was 5.74 years and 1.79%, respectively. Absent a readily determinable interest rate in the lease agreement, the discount rate applied to each individual lease obligation was the Bank’s incremental borrowing rate for secured borrowings.

As of December 31, 2020, future minimum lease payments under operating leases were as follows (in thousands):

Year
2021	$7,446
2022	7,544
2023	6,953
2024	3,417
2025	2,403
Thereafter	6,996
Total	34,759
Less discount	(1,664)
Present value of lease liability	$33,095

(14)    Fair Value Measurements

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

(14) Fair Value Measurements, continued

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
Investment Securities
Debt securities available-for-sale and equity securities with readily determinable fair values are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds, corporate debt securities and asset-backed securities and are valued based on observable inputs that include: quoted market prices for similar assets, quoted market prices that are not in an active market or other inputs that are observable in the market and can be corroborated by observable market data for substantially the full term of the securities. Securities classified as Level 3 include those traded in less liquid markets and are valued based on estimates obtained from broker-dealers that are not directly observable.

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

Mortgage Loans Held for Sale
United has elected the fair value option for newly originated mortgage loans held for sale in order to reduce certain timing differences and better match changes in fair values of the loans with changes in the value of derivative instruments used to economically hedge them. The fair value of mortgage loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan and are classified as Level 2.

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

(14) Fair Value Measurements, continued

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

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
Debt securities available for sale:
U.S. Treasuries	$128,072	$—	$—	$128,072
U.S. Government agencies & GSEs	—	152,972	—	152,972
State and political subdivisions	—	274,472	—	274,472
Residential mortgage-backed securities	—	1,485,585	—	1,485,585
Commercial mortgage-backed securities	—	549,131	—	549,131
Corporate bonds	—	70,017	1,750	71,767
Asset-backed securities	—	562,722	—	562,722
Equity securities with readily determinable fair values	774	913	—	1,687
Mortgage loans held for sale	—	105,433	—	105,433
Deferred compensation plan assets	9,584	—	—	9,584
Servicing rights for SBA/USDA loans	—	—	6,462	6,462
Residential mortgage servicing rights	—	—	16,216	16,216
Derivative financial instruments	—	75,887	10,779	86,666
Total assets	$138,430	$3,277,132	$35,207	$3,450,769

Liabilities:
Deferred compensation plan liability	$9,590	$—	$—	$9,590
Derivative financial instruments	—	26,595	2,408	29,003
Total liabilities	$9,590	$26,595	$2,408	$38,593

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14) Fair Value Measurements, continued

December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Securities available for sale:
U.S. Treasuries	$154,618	$—	$—	$154,618
U.S. Government agencies & GSEs	—	3,035	—	3,035
State and political subdivisions	—	226,490	—	226,490
Residential mortgage-backed securities	—	1,299,025	—	1,299,025
Commercial mortgage-backed securities	—	284,953	—	284,953
Corporate bonds	—	202,093	998	203,091
Asset-backed securities	—	103,369	—	103,369
Equity securities with readily determinable fair values	1,973	—	—	1,973
Mortgage loans held for sale	—	58,484	—	58,484
Deferred compensation plan assets	8,133	—	—	8,133
Servicing rights for SBA/USDA loans	—	—	6,794	6,794
Residential mortgage servicing rights	—	—	13,565	13,565
Derivative financial instruments	—	27,769	7,238	35,007
Total assets	$164,724	$2,205,218	$28,595	$2,398,537

Liabilities:
Deferred compensation plan liability	$8,132	$—	$—	$8,132
Derivative financial instruments	—	6,957	8,559	15,516
Total liabilities	$8,132	$6,957	$8,559	$23,648

For disclosure regarding the fair value of servicing rights, see Note 10. The following table shows a reconciliation of the beginning and ending balances for all other assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands):

	Derivative Asset	Derivative Liability	Debt Securities Available- for-Sale
December 31, 2017	$12,207	$16,744	$900
Sales and settlements	(1,029)	(1,347)	—
Other comprehensive income	—	—	95
Amounts included in earnings - fair value adjustments	663	335	—
December 31, 2018	11,841	15,732	995
Sales and settlements	(1,135)	(2,330)	—
Other comprehensive income	—	—	3
Amounts included in earnings - fair value adjustments	(3,468)	(4,843)	—
December 31, 2019	7,238	8,559	998
Transfers into Level 3	583	—	—
Additions	368	—	1,750
Sales and settlements	—	—	(1,000)
Other comprehensive income	—	—	2
Amounts included in earnings - fair value adjustments	2,590	(6,151)	—
December 31, 2020	$10,779	$2,408	$1,750

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14) Fair Value Measurements, continued

The following table presents quantitative information about recurring Level 3 fair value measurements, excluding servicing rights which are detailed in Note 10 (in thousands):

	Valuation Technique		December 31,
Level 3 Assets		Unobservable Inputs	2020			2019
			Low	High	Weighted Average	Weighted Average
Corporate bonds	Indicative bid provided by a broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and similar financing transactions executed in the market	N/A	N/A	N/A	N/A
Derivative assets - mortgage	Internal model	Pull through rate	65.6%	100%	83.9%	83.6%
Derivative assets - customer derivative positions	Internal model	Probability of default rate & loss given default	100	100	100	N/A
Derivative assets & liabilities - risk participations	Internal model	Probable exposure rate	0.06	3.66	1.81	0.36
		Probability of default rate	0.16	13.1	4.03	1.80
Derivative assets & liabilities - other	Dealer priced	Dealer priced	N/A	N/A	N/A	N/A

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

	Mortgage Loans Held for Sale
	December 31,
	2020	2019
Outstanding principal balance	$99,746	$56,613
Fair value	105,433	58,484

	Amount of Gain (Loss) Recognized on Mortgage Loans Held for Sale
Location	2020	2019	2018
Mortgage loan gains and other related fees	$3,815	$1,177	$(133)

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

The following table presents the fair value hierarchy and carrying value of all assets that were still held as of December 31, 2020 and 2019, for which a nonrecurring fair value adjustment was recorded during the periods presented (in thousands).

December 31, 2020	Level 1	Level 2	Level 3	Total
Loans	$—	$—	$29,404	$29,404

December 31, 2019
Loans	$—	$—	$20,977	$20,977

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14) Fair Value Measurements, continued

Loans that are reported above as being measured at fair value on a nonrecurring basis are generally impaired loans that have either been partially charged off or have been assigned a specific reserve. Nonaccrual loans that are collateral dependent are generally written down to net realizable value, which reflects fair values less the estimated costs to sell. Specific reserves that are established based on appraised value of collateral are considered nonrecurring fair value adjustments as well. When the fair value of the collateral is based on an observable market price or a current appraised value, United records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value is further impaired below the appraised value and there is no observable market price, United records the impaired loan as nonrecurring Level 3.

Assets and Liabilities Not Measured at Fair Value
For financial instruments that have quoted market prices, those quotes are used to determine fair value. Financial instruments that have no defined maturity, have a remaining maturity of 180 days or less, or reprice frequently to a market rate are assumed to have a fair value that approximates reported book value, after taking into consideration any applicable credit risk. If no market quotes are available, financial instruments are valued by discounting the expected cash flows using an estimated current market interest rate for the financial instrument. For off-balance sheet derivative instruments, fair value is estimated as the amount that United would receive or pay to terminate the contracts at the reporting date, taking into account the current unrealized gains or losses on open contracts.

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

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial instruments include the mortgage banking operation, wealth management network, deferred income taxes, premises and equipment and goodwill. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Off-balance sheet instruments (commitments to extend credit and standby letters of credit) for which draws can be reasonably predicted are generally short-term and at variable rates. Therefore, both the carrying amount and the estimated fair value associated with these instruments are immaterial.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14) Fair Value Measurements, continued

The carrying amount and fair values for other financial instruments that are not measured at fair value on a recurring basis in United’s consolidated balance sheets are as follows (in thousands):

	Carrying Amount	Fair Value Level
December 31, 2020		Level 1	Level 2	Level 3	Total
Assets:
Securities held to maturity	$420,361	$—	$437,193	$—	$437,193
Loans, net	11,233,805	—	—	11,209,717	11,209,717

Liabilities:
Deposits	15,232,358	—	15,232,274	—	15,232,274
Long-term debt	326,956	—	—	336,763	336,763

December 31, 2019
Assets:
Securities held to maturity	$283,533	$—	$287,904	$—	$287,904
Loans, net	8,750,464	—	—	8,714,592	8,714,592

Liabilities:
Deposits	10,897,244	—	10,897,465	—	10,897,465
Long-term debt	212,664	—	—	217,665	217,665

(15) Common and Preferred Stock

Common Stock
In November of 2020, United’s Board re-authorized its common stock repurchase plan to permit the repurchase of up to $50 million of its common stock. The program is scheduled to expire on the earlier of United’s repurchase of its common stock having an aggregate purchase price of $50 million or December 31, 2021. Under the program, shares may be repurchased in open market transactions or in privately negotiated transactions, from time to time, subject to market conditions. During 2020 and 2019, 826,482 and 500,495 shares were repurchased under the program, respectively. During 2018, no shares were repurchased under the program. As of December 31, 2020, United had remaining authorization to repurchase up to $50.0 million of outstanding common stock under the program.

United sponsors a DRIP that allows participants who already own United’s common stock to purchase additional shares directly from the Company. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. In 2020, 2019 and 2018, 38,107, 62,629 and 7,307 shares, respectively, were issued under the DRIP.

Preferred Stock
During 2020, United issued $100 million, or 4,000 shares, of Series I perpetual non-cumulative preferred stock (“Preferred Stock”) with a dividend rate of 6.875% per annum for net proceeds of $96.4 million and corresponding depositary shares each representing a 1/1,000th interest in one share of Preferred Stock. If declared, dividends are payable quarterly in arrears. The Preferred Stock has no stated maturity and redemption is solely at the option of United in whole, but not in part, upon the occurrence of a regulatory capital treatment event, as defined. In addition, the Preferred Stock may be redeemed on or after September 15, 2025 at a cash redemption price equal to $25,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends. As of December 31, 2020, the Preferred Stock had a carrying amount of $96.4 million. United had no preferred stock outstanding as of December 31, 2019.

(16) Equity Compensation Plans

United has an equity compensation plan that allows for grants of various share-based compensation. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options and restricted stock unit awards provide for accelerated vesting if there is a change in control of United or certain other conditions are met (as defined in the plan document). As of December 31, 2020, 908,000 additional awards could be granted under the plan.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16) Equity Compensation Plans, continued

Restricted stock units and options outstanding and activity for the years ended December 31 consisted of the following:

	Restricted Stock Units			Options
	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (000’s)	Shares	Weighted Average Exercise Price
December 31, 2017	663,817	$22.40		60,287	$24.12
Granted	416,484	30.54		—	—
Vested / Exercised	(290,013)	20.18		(12,000)	11.85
Cancelled	(30,542)	23.65		(1,148)	31.50
December 31, 2018	759,746	27.66		47,139	27.07
Granted	315,827	26.74		—	—
Vested / Exercised	(216,138)	25.38		(13,000)	16.34
Expired	—			(30,243)	31.43
Cancelled	(51,011)	27.18		(2,396)	29.68
December 31, 2019	808,424	27.94		1,500	27.95
Granted	446,512	19.15		—	—
Vested / Exercised	(324,697)	26.42	$7,212	—	—
Expired	—			(1,500)	27.95
Cancelled	(36,808)	25.73		—	—
December 31, 2020	893,431	23.75	25,409	—

No compensation expense relating to options was included in earnings for 2020 or 2019. Compensation expense relating to options of $18,000 was included in earnings for 2018. The amount of compensation expense for all periods was determined based on the fair value of options at the time of grant, multiplied by the number of options granted that were expected to vest, which was then amortized over the vesting period.

Compensation expense for restricted stock units without market conditions is based on the market value of United’s common stock on the date of grant. United recognizes the impact of forfeitures as they occur. The value of restricted stock unit awards is amortized into expense over the service period.

Compensation expense recognized in the consolidated statements of income for employee restricted stock unit awards in 2020, 2019 and 2018 was $7.40 million, $8.98 million and $5.69 million, respectively. Of the expense related to restricted stock unit awards during the twelve months ended December 31, 2019, $1.38 million related to the modification of existing awards resulting from an acceleration of vesting of awards due to retirement and $740,000 related to awards granted in conjunction with an acquisition, both of which were recognized in merger-related and other charges in the consolidated statement of income. The remaining 2019 expense of $6.86 million was recognized in salaries and employee benefits expense, as were the entire amounts for 2020 and 2018. In addition, in 2020, 2019, and 2018, $484,000, $379,000 and $338,000, respectively, was recognized in other operating expenses for restricted stock unit awards granted to members of the Board.

During 2020, 2019 and 2018, in addition to time-based restricted stock unit awards, the Board approved PSUs. The PSUs will vest based on achieving, during the applicable calendar-year performance periods, certain performance and market targets relative to a bank peer group. Achievement of the base-level performance and market targets for all applicable periods will result in the issuance of 148,109 shares, which are included in the outstanding balance in the table above. Additional shares may be issued if more stringent performance and market hurdles are met. The grant date per share fair market value of these PSUs was estimated using the Monte Carlo Simulation valuation model.

Deferred income tax benefits related to compensation expense for options and restricted stock units of $2.01 million, $2.39 million and $1.54 million were included in the determination of income tax expense in 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $14.4 million of unrecognized compensation cost related to restricted stock units granted under the plan. The cost is expected to be recognized over a weighted-average period of 2.6 years.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(17)    Reclassifications Out of AOCI

The following presents the details regarding amounts reclassified out of AOCI (in thousands).

	Amounts Reclassified from AOCI For the Years Ended December 31,
Details about AOCI Components				Affected Line Item in the Statement Where Net Income is Presented
	2020	2019	2018
Realized gains (losses) on available-for-sale securities:
	$748	$(1,021)	$(656)	Securities gains (losses), net
	(191)	247	132	Income tax (expense) benefit
	$557	$(774)	$(524)	Net of tax

Amortization of losses included in net income on available-for-sale securities transferred to held to maturity:
	$(723)	$(383)	$(739)	Investment securities interest revenue
	173	92	180	Income tax benefit
	$(550)	$(291)	$(559)	Net of tax

Reclassifications related to derivative financial instruments accounted for as cash flow hedges:
Amortization of losses on de-designated positions	$—	$(235)	$—	Other expense
Amortization of losses on de-designated positions	—	(102)	(499)	Deposit interest expense
Interest rate contracts	(359)	—	—	Long-term debt interest expense
	(359)	(337)	(499)	Total before tax
	91	86	129	Income tax benefit
	$(268)	$(251)	$(370)	Net of tax

Reclassifications related to defined benefit pension plan activity:
Prior service cost	$(531)	$(640)	$(666)	Salaries and employee benefits expense
Actuarial losses	(326)	(59)	(241)	Other expense
Termination of Funded Plan	—	(1,558)	—	Merger-related and other
	(857)	(2,257)	(907)	Total before tax
	219	576	247	Income tax benefit
	$(638)	$(1,681)	$(660)	Net of tax

Total reclassifications for the period	$(899)	$(2,997)	$(2,113)	Net of tax

Amounts shown above in parentheses reduce earnings

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18) Earnings Per Share

The following table sets forth the computation of basic and diluted net income per common share for the years indicated (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Net income	$164,089	$185,721	$166,111
Undistributed earnings allocated to participating securities	(1,287)	(1,375)	(1,184)
Dividends on preferred stock	(3,533)	—	—
Net income available to common stockholders	$159,269	$184,346	$164,927
Net income per common share:
Basic	$1.91	$2.31	$2.07
Diluted	1.91	2.31	2.07
Weighted average common shares:
Basic	83,184	79,700	79,662
Effect of dilutive securities:
Stock options	—	1	7
Restricted stock units	64	7	2
Diluted	83,248	79,708	79,671

At December 31, 2020, United had no potentially dilutive instruments outstanding that were not included in the above analysis.

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

(19) Income Taxes

Income tax expense is as follows for the years indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current	$42,688	$38,082	$17,185
Deferred	2,668	14,909	32,630
Total income tax expense	$45,356	$52,991	$49,815

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19) Income Taxes, continued

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 21% in 2020, 2019 and 2018 to income before income taxes are as follows for the years indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Pretax income at statutory rates	$43,983	$50,130	$45,344
Add (deduct):
State taxes, net of federal benefit	5,928	7,168	6,765
BOLI earnings	(1,052)	(1,127)	(747)
Adjustment to reserve for uncertain tax positions	(1,212)	84	80
Tax-exempt interest revenue	(2,169)	(1,827)	(1,229)
Equity compensation	(174)	(375)	(892)
Transaction costs	217	16	78
Tax credit investments	(930)	(464)	(29)
Change in state statutory tax rate	—	—	583
Other	765	(614)	(138)
Total income tax expense	$45,356	$52,991	$49,815

The following summarizes the sources and expected tax consequences of future taxable deductions (revenue) which comprise the net DTA as of the dates indicated (in thousands):

	December 31,
	2020	2019
DTAs:
ACL	$33,213	$14,910
Net operating loss carryforwards	22,277	27,568
Deferred compensation	10,012	9,363
Loan purchase accounting adjustments	8,567	6,599
Reserve for losses on foreclosed properties	33	20
Nonqualified share based compensation	1,833	2,041
Accrued expenses	6,865	3,958
Investment in partnerships	71	67
Unamortized pension actuarial losses and prior service cost	1,981	1,739
Securities purchase accounting adjustments	—	687
Lease liability	8,055	5,327
Other	4,018	1,351
Total DTAs	96,925	73,630
DTLs:
Unrealized gains on securities available-for-sale	17,439	7,943
Unrealized gains on cash flow hedges	54	—
Acquired intangible assets	2,576	2,530
Premises and equipment	4,241	3,002
Loan origination costs	4,857	3,538
True tax leases	7,846	7,783
Prepaid expenses	230	373
Servicing assets	4,816	4,428
Derivatives	2,250	1,075
Right-of-use asset	7,642	4,809
Securities purchase accounting adjustments	3,146	—
Uncertain tax positions	1,813	1,792
Total DTLs	56,910	37,273
Less valuation allowance	1,604	2,298
Net DTA	$38,411	$34,059

The change in the net DTA includes an increase of $16.3 million due to current year merger and acquisition activity and the adoption of CECL.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19) Income Taxes, continued

At December 31, 2020, United had:

•$36.0 million of state net operating loss carryforwards subject to annual limitation under IRC Section 382 that begin to expire in 2021, if not previously utilized.

•$113 million of state net operating loss carryforwards that begin to expire in 2031, if not previously utilized.

•$63.8 million in federal net operating loss carryforwards subject to annual limitation under IRC Section 382 that begin to expire in 2027, if not previously utilized.

•$3.70 million of state tax credits that begin to expire in 2021, if not previously utilized.

Management assesses the valuation allowance recorded against DTAs at each reporting period. The determination of whether a valuation allowance for DTAs is appropriate is subject to considerable judgment and requires an evaluation of all the positive and negative evidence. ASC 740 requires that companies assess whether a valuation allowance should be established against their DTAs based on the consideration of all available evidence using a “more likely than not” standard.

At December 31, 2020 and 2019, based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of the net DTA will be realized based upon future taxable income. The valuation allowance of $1.60 million and $2.30 million, respectively, was related to specific state income tax credits that have short carryforward periods and certain acquired state net operating losses, both of which are expected to expire unused.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management’s conclusion at December 31, 2020 that it was more likely than not that the net DTA of $38.4 million will be realized is based on management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts which consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of the deferred tax asset.

A reconciliation of the beginning and ending unrecognized tax benefit related to uncertain tax positions is as follows for the years indicated (in thousands):

	2020	2019	2018
Balance at beginning of year	$3,370	$3,264	$3,163
Additions based on tax positions related to the current year	421	481	470
Decreases resulting from a lapse in the applicable statute of limitations	(1,628)	(375)	(369)
Balance at end of year	$2,163	$3,370	$3,264

Approximately $1.71 million of the unrecognized tax benefit at December 31, 2020 would increase income from continuing operations, and thus affect United’s effective tax rate, if ultimately recognized into income.

It is United’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts. There were no penalties and interest related to income taxes recorded in the income statement in 2020, 2019 or 2018. No amounts were accrued for interest and penalties on the balance sheet at December 31, 2020 or 2019.

United and its subsidiaries file a consolidated U.S. federal income tax return, as well as various state returns in the states where it operates. United’s federal and state income tax returns are no longer subject to examination by taxing authorities for years before 2017.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(20) Benefit Plans

Defined Contribution Benefit Plans
401(k) Plan
United offers a defined contribution 401(k) plan (the “401(k) Plan”) that covers substantially all employees meeting certain minimum service requirements. The 401(k) Plan allows employees to make pre-tax contributions to the 401(k) Plan and, United matches 100% of employee contributions up to 5% of eligible compensation. Employees begin to receive matching contributions after completing one year of service.

Effective January 1, 2020, United amended the 401(k) Plan to be a safe harbor plan. Under safe harbor provisions, United is required to provide a matching contribution and participants are immediately 100% vested in safe harbor matching contributions. Under the safe harbor amendment the Company will continue to match 100% of participant deferral contributions up to 5% of the participant’s annual base salary and commissions for those who have completed at least one year of service. Prior to January 1, 2020, matching contributions vested after three years of service.

United’s 401(k) Plan is administered in accordance with applicable laws and regulations. Compensation expense from continuing operations related to the 401(k) Plan totaled $6.16 million, $5.30 million and $4.73 million in 2020, 2019 and 2018, respectively.

Deferred Compensation Plan
United also sponsors a non-qualified deferred compensation plan for its executive officers, certain other key employees and members of the Board and its community banks’ advisory boards of directors. The deferred compensation plan provides for the pre-tax deferral of compensation, fees and other specified benefits. Specifically, the deferred compensation plan permits each employee participant to elect to defer a portion of his or her base salary, bonus or vested restricted stock units and permits each eligible director participant to elect to defer all or a portion of his or her director’s fees. Further, the deferred compensation plan allows for additional contributions by an employee, with matching contributions by United, for amounts that exceed the allowable amounts under the 401(k) Plan.

During 2020, 2019 and 2018, United recognized $49,000, $162,000 and $119,000, respectively, in matching contributions for this provision of the deferred compensation plan. The Board may also elect to make a discretionary contribution to any or all participants. No discretionary contributions were made in 2020, 2019 or 2018.

In addition to common stock related to elected deferrals of vested restricted stock units, United offers its common stock as an investment option for cash contributions to the deferred compensation plan. The common stock component is accounted for as an equity instrument and is reflected in the consolidated balance sheets as common stock issuable. The deferred compensation plan does not allow for diversification once an election is made to invest in United stock and settlement must be accomplished in shares at the time the deferral period is completed. At December 31, 2020 and 2019, United had 600,834 shares and 664,640 shares, respectively, of its common stock that was issuable under the deferred compensation plan.

Defined Benefit Pension Plans
United has an unfunded noncontributory defined benefit pension plan, or the Modified Retirement Plan, that covers certain executive officers and other key employees. The Modified Retirement Plan provides a fixed annual retirement benefit to plan participants.

Weighted-average assumptions used to determine the pension benefit obligation of the Modified Retirement Plan at year end and net periodic pension cost are shown in the table below:

	2020	2019
Discount rate for disclosures	2.55%	3.25%
Discount rate for net periodic benefit cost	3.25%	4.40%
Measurement date	12/31/2020	12/31/2019

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20) Benefit Plans, continued

United acquired Palmetto on September 1, 2015, including its funded noncontributory defined benefit pension plan, or the Funded Plan, which covered all full-time Palmetto employees who had fulfilled at least 12 months of continuous service and attained age 21 by December 31, 2007. Benefits under the Funded Plan were no longer accrued for service subsequent to 2007. During 2019, United settled the liabilities of its Funded Plan. Participants elected to receive either lump sum distributions or annuity contracts purchased from a third-party insurance company that provided for the payment of vested benefits. United contributed $4.90 million to the Funded Plan in the third quarter 2019 to fund its liquidation.

As a result of the pension termination, unrecognized losses of $1.56 million, which were previously recorded in AOCI on the consolidated balance sheets, were recognized as expense and an additional pension plan settlement loss of $1.38 million was recorded in the consolidated statements of income. Including both charges, the total Funded Plan settlement loss was $2.94 million, which was included in merger-related and other charges for the year ended December 31, 2019.

United recognizes the underfunded status of the plans as a liability in the consolidated balance sheets. Information about changes in obligations and plan assets follows (in thousands):

	2020	2019
	Modified Retirement Plan	Modified Retirement Plan	Funded Plan
Accumulated benefit obligation:
Accumulated benefit obligation - beginning of year	$25,105	$21,736	$16,011
Service cost	588	392	—
Interest cost	795	931	166
Plan amendments	—	386	—
Actuarial losses	1,804	2,390	1,489
Benefits paid	(1,193)	(730)	(17,666)
Accumulated benefit obligation - end of year	27,099	25,105	—
Change in plan assets, at fair value:
Beginning plan assets	—	—	12,595
Actual return	—	—	173
Employer contribution	1,193	730	4,898
Benefits paid	(1,193)	(730)	(17,666)
Plan assets - end of year	—	—	—
Funded status - end of year (plan assets less benefit obligations)	$(27,099)	$(25,105)	$—

Components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows (in thousands):

	2020	2019		2018
	Modified Retirement Plan	Modified Retirement Plan	Funded Plan	Modified Retirement Plan	Funded Plan
Service cost	$588	$392	$—	$363	$—
Interest cost	795	931	166	801	647
Expected return on plan assets	—	—	(106)	—	(551)
Amortization of prior service cost	531	635	—	666	—
Amortization of net actuarial losses	326	59	—	241	—
Net periodic benefit cost	$2,240	$2,017	$60	$2,071	$96

The estimated net actuarial loss and prior service costs for the Modified Retirement Plan that will be amortized from AOCI into net periodic benefit cost over the next fiscal year are $575,000 and $469,000, respectively, as of December 31, 2020.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20) Benefit Plans, continued

The following table summarizes the estimated future benefit payments expected to be paid from the Modified Retirement Plan for the periods indicated (in thousands).

2021	$1,170
2022	1,165
2023	1,159
2024	1,152
2025	1,195
2026-2030	7,675

Other United sponsored benefit plans
United has an Employee Stock Purchase Program (“ESPP”) that allows eligible employees to purchase shares of common stock at a discount (10%), with no commission charges. During 2020, 2019 and 2018 United issued 34,423, 20,928 shares and 17,941 shares, respectively, through the ESPP.

(21) Regulatory Matters

Capital Requirements
United and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on United. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, United and the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures (as defined) established by regulation to ensure capital adequacy require United and the Bank to maintain minimum amounts and ratios of total capital, Tier 1 capital, and CET1 to RWAs, and of Tier 1 capital to average assets.

United and the Bank are also subject to a “capital conservation buffer,” which is designed to absorb losses during periods of economic stress. Banking organizations with a ratio of CET1 to RWAs above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and discretionary bonus compensation based on the amount of the shortfall.

As of December 31, 2020, United and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time. To be categorized as well-capitalized at December 31, 2020, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at such time, as set forth in the table below and have met certain other requirements. Management believes that United and the Bank exceeded all well-capitalized requirements at December 31, 2020, and there have been no conditions or events since year-end that would change the status of well-capitalized.

Pursuant to the CARES Act, United has adopted relief provided by federal banking regulatory agencies for the delay of the adverse capital impact of CECL at adoption of ASC 326 and during the subsequent two-year period after adoption. This optional two-year delay is followed by an optional three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. Under the transition provision, the amount of aggregate capital benefit is phased out by 25% each year with the full impact of adoption completely recognized by the beginning of the sixth year after adoption.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(21) Regulatory Matters, continued

Regulatory capital ratios at December 31, 2020 and 2019, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under prompt corrective action provisions in effect at such times are presented below for United and the Bank (dollars in thousands):

	Basel III Guidelines		United Community Banks, Inc. (consolidated)		United Community Bank
	Minimum (1)	Well Capitalized	2020	2019	2020	2019
Risk-based ratios:
CET1 capital	4.5%	6.5%	12.31%	12.97%	13.31%	14.87%
Tier 1 capital	6.0	8.0	13.10	13.21	13.31	14.87
Total capital	8.0	10.0	15.15	15.01	14.28	15.54
Tier 1 leverage ratio	4.0	5.0	9.28	10.34	9.42	11.63
CET1 capital			$1,506,750	$1,275,148	$1,625,292	$1,458,720
Tier 1 capital			1,603,172	1,299,398	1,625,292	1,458,720
Total capital			1,854,368	1,476,302	1,743,045	1,524,267
RWAs			12,240,440	9,834,051	12,207,940	9,810,477
Average total assets			17,276,853	12,568,563	17,246,878	12,545,254
(1) As of December 31, 2020 and 2019, the additional capital conservation buffer in effect was 2.50%.

Cash, Dividend, Loan and Other Restrictions
At December 31, 2020 and 2019, the Bank did not have a required reserve balance at the Federal Reserve Bank of Atlanta.

Federal and state banking regulations place certain restrictions on dividends paid by the Bank to the Holding Company. During 2020, the Bank received regulatory approval to pay cash dividends to the Holding Company of $150 million. No cash dividends were paid by the Bank to the Holding Company in 2019.

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

(22) Commitments and Contingencies

The following table summarizes, as of the dates indicated, the contract amount of off-balance sheet instruments (in thousands):

	December 31,
	2020	2019
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$3,052,657	$2,126,275
Letters of credit	31,748	22,533

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22) Commitments and Contingencies, continued

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

United maintains an ACL for unfunded loan commitments which is included in the balance of other liabilities in the consolidated balance sheets. The ACL for unfunded loan commitments is determined as part of the quarterly ACL analysis. See Note 1 for further detail.

The Bank holds minor investments in certain limited partnerships for CRA purposes. As of December 31, 2020, the Bank had a recorded investment of $58.3 million in these limited partnerships, which is included in other assets on the consolidated balance sheet, and had committed to fund an additional $9.81 million related to future capital calls that has not been reflected in the consolidated balance sheet.

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

(23)    Condensed Financial Statements of United Community Banks, Inc. (Holding Company Only)

Balance Sheets
As of December 31, 2020 and 2019
(in thousands)

	2020	2019
Assets
Cash and cash equivalents	$289,243	$32,495
Investment in bank	2,028,965	1,814,414
Investment in other subsidiaries	752	752
Other assets	34,661	29,308
Total assets	$2,353,621	$1,876,969
Liabilities and Shareholders’ Equity
Long-term debt	$311,956	$212,664
Other liabilities	34,135	28,613
Total liabilities	346,091	241,277
Shareholders’ equity	2,007,530	1,635,692
Total liabilities and shareholders’ equity	$2,353,621	$1,876,969

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(23) Condensed Financial Statements of United Community Banks, Inc. (Holding Company Only), continued

Statements of Income
For the Years Ended December 31, 2020, 2019 and 2018
(in thousands)

	2020	2019	2018
Dividends from bank	$150,000	$—	$161,500
Dividends from other subsidiaries	—	4,651	850
Shared service fees from subsidiaries	13,020	14,721	10,257
Other	1,436	1,468	133
Total income	164,456	20,840	172,740
Interest expense	13,994	11,573	11,868
Other expense	16,473	18,965	14,456
Total expenses	30,467	30,538	26,324
Income tax benefit	2,681	8,711	1,640
Income (loss) before equity in undistributed earnings of subsidiaries	136,670	(987)	148,056
Equity in undistributed earnings of subsidiaries	27,419	186,708	18,055
Net income	$164,089	$185,721	$166,111

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(23) Condensed Financial Statements of United Community Banks, Inc. (Holding Company Only), continued

Statements of Cash Flows
For the Years Ended December 31, 2020, 2019 and 2018
(in thousands)

	2020	2019	2018
Operating activities:
Net income	$164,089	$185,721	$166,111
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiaries	(27,419)	(186,708)	(18,055)
Stock-based compensation	7,887	9,360	6,057
Change in assets and liabilities:
Other assets	(3,662)	(3,022)	1,777
Other liabilities	5,261	2,080	3,124
Net cash provided by operating activities	146,156	7,431	159,014
Investing activities:
Net cash received (paid) for acquisition	3,397	(52,093)	(84,499)
Purchases of premises and equipment	—	—	(364)
Purchases of debt securities available-for-sale and equity securities	(2,750)	(3,000)	(2,489)
Proceeds from sales and maturities of debt securities available-for-sale and equity securities	—	83	—
Net cash provided by (used in) investing activities	647	(55,010)	(87,352)
Financing activities:
Repayment of long-term debt	—	(250)	(7,424)
Proceeds from issuance of long-term debt, net of issuance costs	98,552	—	98,188
Proceeds from issuance of preferred stock, net of issuance costs	96,422	—	—
Cash related to shares withheld to cover payroll taxes upon vesting of restricted stock units	(3,119)	(1,686)	(1,998)
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	1,317	2,193	679
Proceeds from exercise of stock options	—	212	142
Repurchase of common stock	(20,782)	(13,020)	—
Cash dividends on preferred stock	(3,533)	—	—
Cash dividends on common stock	(58,912)	(53,044)	(41,634)
Net cash provided by (used in) financing activities	109,945	(65,595)	47,953
Net change in cash	256,748	(113,174)	119,615
Cash at beginning of year	32,495	145,669	26,054
Cash at end of year	$289,243	$32,495	$145,669

(24) Subsequent Events

On February 18, 2021, the Board approved a regular quarterly cash dividend of $0.19 per common share and a preferred stock dividend of $429.6875 per preferred share (equivalent to $0.4296875 per depositary share, or 1/1000 interest per share). The common stock dividend is payable April 5, 2021, to common shareholders of record on March 15, 2021. The preferred stock dividend is payable March 15, 2021, to preferred shareholders of record on February 28, 2021.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of December 31, 2020. Based on that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

On July 1, 2020, we completed our acquisition of Three Shores as described in Note 3 to the consolidated financial statements. We are in the process of evaluating the existing controls and procedures of Three Shores and integrating Three Shores into our disclosure controls and procedures and internal control over financial reporting. In accordance with published SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, and similarly exclude an acquired business from the quarterly evaluation of disclosure controls and procedures to the extent that they are subsumed by internal control over financial reporting, the scope of management’s assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2020 includes all of our consolidated operations except for those disclosure controls and procedures of Three Shores that are subsumed by internal control over financial reporting. The Three Shores acquisition represented approximately 11% of total consolidated assets at December 31, 2020 and approximately 4% of our total consolidated revenue for the year ended December 31, 2020.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, United’s internal control over financial reporting. We are currently in the process of assessing and integrating Three Shores’ internal control over financial reporting with our existing internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 is included in Part II, Item 8 of this Report under the heading “Management’s Report on Internal Control Over Financial Reporting.”

Our independent auditors have issued an audit report on management’s assessment of internal controls over financial reporting. This report is included in Part II, Item 8 of this Report under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.        OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

    (a) Information Regarding Directors and Executive Officers. The information required by this Item 10 regarding our directors and director nominees contained under the caption “Director Nominees for Election” under the heading “Proposal 1: Election of Directors” in the 2021 Proxy Statement is incorporated herein by reference. Pursuant to the instructions to Item 401 of Regulation S-K, information relating to our executive officers of United is included in Part I, Item 1 of this Report.

(b)  Compliance with Section 16(a) of the Exchange Act.  Information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act is contained under the caption “Delinquent Section 16(a) Reports” under the heading “Security Ownership” in the 2021 Proxy Statement, which information under such caption is incorporated herein by reference.

(c)  Code of Business Conduct and Ethics.  We have adopted a Corporate Code of Ethics (“Code”). This Code is posted on the “Corporate Governance” section of our Internet website at www.ucbi.com. If we choose to no longer post such Code, we will provide a free copy to any person upon written request to Corporate Secretary, United Community Banks, Inc., 2 West Washington Street, Suite 700, Greenville, South Carolina 29601. We intend to provide any required disclosure of any amendment to or waiver from such Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our Internet website located at www.ucbi.com promptly following the amendment or waiver. We may elect to disclose any such amendment or waiver in a Current Report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our Internet website is not incorporated by reference into this Report and should not be considered part of this or any other report that we file with or furnish to the SEC.

(d)  Procedures for Shareholders to Recommend Director Nominees.  There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

(e)  Audit Committee Information.  Information required by this Item 10 regarding our Audit Committee and our audit committee financial experts may be found under the captions “Board Committees” and “Audit Committee Financial Expert,” in each case under the heading “Corporate Governance” in the 2021 Proxy Statement, which information pertaining to the audit committee and its membership and audit committee financial experts under such captions is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

The information required by Item 11 regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, pay ratio disclosure, and compensation committee interlocks and insider participation is contained under the captions “Director Compensation” and “Executive Compensation ” in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained under the heading “Security Ownership” and the “Equity Compensation Plan Information” table in the 2021 Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 regarding certain relationships and related transactions is contained under the caption “Transactions With Management and Others” in the 2021 Proxy Statement, which information under such heading is incorporated herein by reference. The information required by this Item 13 regarding director independence is contained under the caption “Director Independence” in the 2021 Proxy Statement, which information under such caption is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 regarding fees we paid to our principal accountant and the pre-approval policies and procedures established by the Audit Committee of our Board is contained under the caption “Fees Paid to Auditors” in the 2021 Proxy Statement, which information under such caption is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements.
		The following consolidated financial statements are located in Item 8 of this report:
		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Income - Years ended December 31, 2020, 2019, and 2018
		Consolidated Balance Sheets - December 31, 2020 and 2019
		Consolidated Statements of Changes in Shareholders’ Equity - Years ended December 31, 2020, 2019, and 2018
		Consolidated Statements of Cash Flows - Years ended December 31, 2020, 2019, and 2018
		Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules.

		Schedules to the consolidated financial statements are omitted, as the required information is not applicable.

	3.	Exhibits.

		The exhibits required to be filed with this Report by Item 601 of Regulation S-K are set forth in the Exhibit Index below:

EXHIBIT INDEX
Exhibit No.	Exhibit

2.1
Agreement and Plan of Merger, dated January 8, 2018, by and between United Community Banks, Inc., United Community Bank, Symph Acquisition Corp., NLFC Holdings Corp. and Shareholder Representative Services LLC (incorporated herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on January 9, 2018).

2.2
Agreement and Plan of Merger, dated as of March 9, 2020, by and between United Community Banks, Inc. and Three Shores Bancorporation, Inc. (incorporated herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on March 10, 2020).

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

4.1
Description of Registrant’s Common Stock, $1.00 par value (incorporated herein by reference to Exhibit 4.1 to United Community Banks, Inc.’s Annual Report on Form 10-K, File No. 001-35095, filed with the SEC on February 27, 2020).

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

4.9
Deposit Agreement, dated as of June 10, 2020, between the Company and Continental Stock Transfer & Trust Company, as depositary (incorporated herein by reference to Exhibit 4.2 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on June 10, 2020).

4.10	Form of Depositary Receipt (included as part of Exhibit 4.9)

4.11	Description of Registrant’s Depositary Shares and underlying Series I Preferred Stock.**

4.12
Indenture, dated as of June 17, 2020, by and between United Community Banks, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on June 17, 2020).

4.13
First Supplemental Indenture, dated as of June 17, 2020, by and between United Community Banks, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on June 17, 2020).

4.14	Form of 5.000% Fixed-to-Floating Senior Notes due 2030 (attached as Exhibit A to Exhibit 4.13 hereto)

--	Pursuant to Item 601(b)(4)(iii)(A), other instruments that define the rights of holders of the long-term indebtedness of United Community Banks, Inc. and its subsidiaries that does not exceed 10% of United’s consolidated assets have not been filed; however, United agrees to furnish a copy of any such agreement to the SEC upon request.

10.1
United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on May 1, 2007).#

10.2
Amendment No. 1 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan dated April 13, 2007 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on April 13, 2007).#

10.3
Amendment No. 2 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan dated March 20, 2012 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on May 24, 2012).#

10.4
Amendment No. 3 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan dated March 20, 2012 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on May 24, 2012).#

10.5
Amendment No. 4 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan dated March 18, 2016 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on June 23, 2016).#

10.6
Amendment No. 5 to United Community Banks, Inc.’s Amended and Restated 2000 Key Employee Stock Option Plan dated August 2, 2017 (incorporated herein by reference to Exhibit 10.7 to United Community Banks, Inc.'s Annual Report on Form 10-K File No. 001-35095, filed with the SEC on February 27, 2020).#

10.7
Change of Control Severance Agreement dated March 31, 2015 by and between United Community Banks, Inc. and H. Lynn Harton (incorporated herein by reference to Exhibit 10.8 to United Community Banks, Inc.'s Annual Report on Form 10-K File No. 001-35095, filed with the SEC on February 27, 2020).#

10.8
Executive Transition Agreement by and between United Community Banks, Inc. and Jimmy C. Tallent dated May 10, 2018 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, File No. 001-35095, filed with the SEC on August 6, 2018).#

10.9
Change in Control Severance Agreement dated April 17, 2017 by and between United Community Banks, Inc. and Jefferson L. Harralson (incorporated herein by reference to Exhibit 10.11 to United Community Banks, Inc.'s Annual Report on Form 10-K File No. 001-35095, filed with the SEC on February 27, 2020).#

10.10	Change of Control Severance Agreement dated March 31, 2015 by and between United Community Banks, Inc. and Richard William Bradshaw (not filed because substantially identical to Exhibit 10.9). #

10.11	Change of Control Severance Agreement dated March 31, 2015 by and between United Community Banks, Inc. and Robert A. Edwards (not filed because substantially identical to Exhibit 10.9). #

10.12	Change of Control Severance Agreement dated February 28, 2020 by and between United Community Banks, Inc. and Melinda Davis Lux (not filed because substantially identical to Exhibit 10.9). #

10.13	Change of Control Severance Agreement dated November 21, 2019 by and between United Community Banks, Inc. and Mark Terry (not filed because substantially identical to Exhibit 10.9). #

10.14
United Community Banks, Inc.’s Modified Retirement Plan (as amended and restated effective as of January 1, 2016) (incorporated herein by reference to Exhibit 10.15 to United Community Banks, Inc.'s Annual Report on Form 10-K File No. 001-35095, filed with the SEC on February 27, 2020).#

10.15
First Amendment dated as of April 1, 2018 to United Community Banks, Inc.’s Modified Retirement Plan (as amended and restated effective as of January 1, 2016) (incorporated herein by reference to Exhibit 10.16 to United Community Banks, Inc.'s Annual Report on Form 10-K File No. 001-35095, filed with the SEC on February 27, 2020).#

10.16
United Community Banks, Inc.’s Amended and Restated Deferred Compensation Plan, effective as of January 1, 2017 (incorporated herein by reference to Exhibit 10.17 to United Community Banks, Inc.'s Annual Report on Form 10-K File No. 001-35095, filed with the SEC on February 27, 2020).#

10.17
Amendment No. 1 to United Community Banks, Inc.’s Amended and Restated Deferred Compensation Plan, effective as of April 1, 2018 (incorporated herein by reference to Exhibit 10.18 to United Community Banks, Inc.'s Annual Report on Form 10-K File No. 001-35095, filed with the SEC on February 27, 2020).#

10.18
Amendment No. 2 to United Community Banks, Inc.’s Amended and Restated Deferred Compensation Plan, effective as of January 1, 2019 (incorporated herein by reference to Exhibit 10.19 to United Community Banks, Inc.'s Annual Report on Form 10-K File No. 001-35095, filed with the SEC on February 27, 2020).#

10.19
United Community Banks, Inc. Amended and Restated Dividend Reinvestment and Share Purchase Plan (incorporated herein by reference to Exhibit 4 to United Community Banks, Inc.’s Registration Statement on Form S-3D, File No. 333-197026, filed with the SEC on June 25, 2014).

10.20
United Community Banks, Inc. Employee Stock Purchase Plan, (as amended and restated effective as of January 1, 2015) (incorporated herein by reference to Exhibit 10.21 to United Community Banks, Inc.'s Annual Report on Form 10-K File No. 001-35095, filed with the SEC on February 27, 2020).#

10.21
United Community Banks, Inc.’s Management Annual Incentive Plan, effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.5 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on May 1, 2007).#

10.22
Form of Incentive Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.15 to United Community Banks, Inc.’s Form 10-K for the year ended December 31, 2014, File No. 001-35095, filed with the SEC on February 27, 2015).#

10.23
Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.16 to United Community Banks, Inc.’s Form 10-K for the year ended December 31, 2014, File No. 001-35095, filed with the SEC on February 27, 2015).#

10.24	Form of Restricted Stock Unit Award Agreement for Directors.#**

10.25	Form of Restricted Stock Unit Award.#**

10.26	Form of Restricted Stock Unit Award for Key Employees.#**

10.27	Form of Performance Restricted Stock Unit Award for Key Employees.#**

10.28
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

10.29
Amendment No. 4 dated as of August 7, 2018 to Credit Agreement, dated as of January 7, 2014, between United Community Banks, Inc. and Synovus Bank (incorporated herein by reference to Exhibit 10.30 to United Community Banks, Inc.'s Annual Report on Form 10-K File No. 001-35095, filed with the SEC on February 27, 2020).

10.30
Amendment No. 5 dated as of February 18, 2020 to Credit Agreement, dated as of January 7, 2014, between United Community Banks, Inc. and Synovus Bank (incorporated herein by reference to Exhibit 10.31 to United Community Banks, Inc.'s Annual Report on Form 10-K File No. 001-35095, filed with the SEC on February 27, 2020).

21	Subsidiaries of United Community Banks, Inc.**

23	Consent of Independent Registered Public Accounting Firm**

24	Power of Attorney of certain officers and directors of United (included on signature page hereto)

31.1	Certification of Chief Executive Officer under Exchange Act Rule 13a-14(a)**

31.2	Certification of Chief Financial Officer under Exchange Act Rule 13a-14(a)**

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350 (furnished only)**

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document

101.PRE**	Inline XBRL Presentation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

#    Management contract or compensatory plan or arrangement.
**    Indicates filed or furnished herewith.

ITEM 16.    FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, United has duly caused this annual report on Form 10-K, to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2021.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of United and in the capacities set forth and on the 18th day of February, 2021.

/s/ H. Lynn Harton	/s/ Kenneth L. Daniels
H. Lynn Harton	Kenneth L. Daniels
Chairman, President, and Chief Executive Officer	Director
(Principal Executive Officer)

/s/ Jefferson L. Harralson	/s/ Lance F. Drummond
Jefferson L. Harralson	Lance F. Drummond
Executive Vice President and Chief Financial Officer	Director
(Principal Financial Officer)

/s/ Alan H. Kumler	/s/ Jennifer Mann
Alan H. Kumler	Jennifer Mann
Senior Vice President, Chief Accounting Officer	Director
(Principal Accounting Officer)

/s/ Thomas A. Richlovsky	/s/ David C. Shaver
Thomas A. Richlovsky	David C. Shaver
Lead Independent Director	Director

/s/ Robert Blalock	/s/ Tim Wallis
Robert Blalock	Tim Wallis
Director	Director

/s/ James P. Clements	/s/ David H. Wilkins
James P. Clements	David H. Wilkins
Director	Director

/s/ L. Cathy Cox
L. Cathy Cox
Director