Form 10-Q
period 2021-03-31
UNITED COMMUNITY BANKS INC
filed 2021-05-07
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
Yes ☐ No ☒

There were 86,778,590 shares of the registrant’s common stock, par value $1 per share, outstanding as of April 30, 2021.

UNITED COMMUNITY BANKS, INC.
FORM 10-Q

Glossary of Defined Terms

The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
2020 10-K	Annual Report on Form 10-K for the year ended December 31, 2020
ACL	Allowance for credit losses
AFS	Available-for-sale
ALCO	Asset/Liability Management Committee
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting standards update
Bank	United Community Bank
Board	United Community Banks Inc., Board of Directors
BOLI	Bank-owned life insurance
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current expected credit loss model
CET1	Common equity tier 1
CME	Chicago Mercantile Exchange
Company	United Community Banks Incorporated (interchangeable with "United" below)
CVA	Credit valuation adjustments
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve System
FHLB	Federal Home Loan Bank
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
GSE	U.S. government-sponsored enterprise
HELOC	Home equity lines of credit
Holding Company	United Community Banks, Inc. on an unconsolidated basis
HTM	Held-to-maturity
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MBS	Mortgage-backed securities
NOW	Negotiable order of withdrawal
NPA	Nonperforming asset
OCI	Other comprehensive income (loss)
PCD	Purchased credit deteriorated loans
PPP	Paycheck Protection Program
Report	Quarterly Report on Form 10-Q
SBA	United States Small Business Administration
Seaside	Seaside National Bank & Trust
SEC	Securities and Exchange Commission
TDR	Troubled debt restructuring
Three Shores	Three Shores Bancorporation, Inc.
U.S. Treasury	United States Department of the Treasury
United	United Community Banks, Inc. and its direct and indirect subsidiaries
USDA	United States Department of Agriculture

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

Because forward-looking statements relate to the future, they are subject to known and unknown risks, uncertainties, assumptions, and changes in circumstances, many of which are beyond our control, and that are difficult to predict as to timing, extent, likelihood and degree of occurrence, and that could cause actual results to differ materially from the results implied or anticipated by the statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those referenced in Part II, Item 1A of this Report - “Risk Factors” - include, but are not limited to the following:

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
•continuation of historically low interest rates coupled with other potential fluctuations or unanticipated changes in the interest rate environment, including interest rate changes made by the Federal Reserve, the discontinuation of LIBOR as an interest rate benchmark, and cash flow reassessments, may reduce net interest margin and/or the volumes and values of loans made or held as well as the value of other financial assets;
•our lack of geographic diversification and any unanticipated or greater than anticipated adverse conditions in the national or local economies in which we operate;
•our loan concentration in industries or sectors that may experience unanticipated or anticipated adverse conditions greater than other industries or sectors in the national or local economies in which we operate;
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
•limitations on our ability to declare and pay dividends and other distributions from the Bank to the Holding Company, which could affect Holding Company liquidity, including the ability to pay dividends to shareholders or undertake other capital initiatives, such as share repurchases; and
•other risks and uncertainties disclosed in documents filed or furnished by us with or to the SEC, any of which could cause actual results to differ materially from future results expressed, implied or otherwise anticipated by such forward-looking statements.

We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and readers should not place undue reliance on forward-looking statements. Additional factors that may cause actual results to differ materially from those contemplated by any forward-looking statements also may be found in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the SEC and available at the SEC’s website at http://www.sec.gov. We do not intend to and, except as required by law, hereby disclaim any obligation to update or revise any forward-looking statement contained in this Form 10-Q, which speaks only as of the date hereof, whether as a result of new information, future events, or otherwise. The financial statements and information contained herein have not been reviewed, or confirmed for accuracy or relevance, by the FDIC or any other regulator.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	March 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$126,164	$148,896
Interest-bearing deposits in banks	1,207,949	1,459,723
Cash and cash equivalents	1,334,113	1,608,619
Debt securities available-for-sale	3,744,280	3,224,721
Debt securities held-to-maturity (fair value $586,828 and $437,193, respectively)	587,696	420,361
Loans held for sale at fair value	164,979	105,433
Loans and leases held for investment	11,678,544	11,370,815
Less allowance for credit losses - loans and leases	(126,866)	(137,010)
Loans and leases, net	11,551,678	11,233,805
Premises and equipment, net	216,752	218,489
Bank owned life insurance	202,817	201,969
Accrued interest receivable	46,278	47,672
Net deferred tax asset	39,338	38,411
Derivative financial instruments	63,897	86,666
Goodwill and other intangible assets, net	380,838	381,823
Other assets	224,242	226,405
Total assets	$18,556,908	$17,794,374
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$6,058,439	$5,390,291
Interest-bearing deposits	9,934,781	9,842,067
Total deposits	15,993,220	15,232,358
Long-term debt	311,591	326,956
Derivative financial instruments	33,455	29,003
Accrued expenses and other liabilities	187,558	198,527
Total liabilities	16,525,824	15,786,844
Shareholders' equity:
Preferred stock, $1 par value: 10,000,000 shares authorized; Series I, $25,000 per share liquidation preference; 4,000 shares issued and outstanding	96,422	96,422
Common stock, $1 par value: 150,000,000 shares authorized; 86,776,508 and 86,675,279 shares issued and outstanding, respectively	86,777	86,675
Common stock issuable: 565,904 and 600,834 shares, respectively	10,485	10,855
Capital surplus	1,640,583	1,638,999
Retained earnings	192,185	136,869
Accumulated other comprehensive income	4,632	37,710
Total shareholders' equity	2,031,084	2,007,530
Total liabilities and shareholders' equity	$18,556,908	$17,794,374

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Interest revenue:
Loans, including fees	$125,726	$118,063
Investment securities, including tax exempt of $2,150 and $1,523, respectively	15,448	17,394
Deposits in banks and short-term investments	368	1,090
Total interest revenue	141,542	136,547

Interest expense:
Deposits	5,219	15,075
Short-term borrowings	—	1
Federal Home Loan Bank advances	2	1
Long-term debt	4,257	2,864
Total interest expense	9,478	17,941
Net interest revenue	132,064	118,606
(Release of) provision for credit losses	(12,281)	22,191
Net interest revenue after provision for credit losses	144,345	96,415

Noninterest income:
Service charges and fees	7,570	8,638
Mortgage loan gains and other related fees	22,572	8,310
Wealth management fees	3,505	1,640
Gains from sales of other loans, net	1,030	1,674
Other	10,028	5,552
Total noninterest income	44,705	25,814
Total revenue	189,050	122,229

Noninterest expenses:
Salaries and employee benefits	60,585	51,358
Communications and equipment	7,203	5,946
Occupancy	6,956	5,714
Advertising and public relations	1,199	1,274
Postage, printing and supplies	1,822	1,670
Professional fees	4,234	4,097
Lending and loan servicing expense	2,877	2,293
Outside services - electronic banking	2,218	1,832
FDIC assessments and other regulatory charges	1,896	1,484
Amortization of intangibles	985	1,040
Merger-related and other charges	1,543	808
Other	3,676	4,022
Total noninterest expenses	95,194	81,538
Net income before income taxes	93,856	40,691
Income tax expense	20,150	8,807
Net income	$73,706	$31,884

Net income available to common shareholders	$71,525	$31,641

Net income per common share:
Basic	$0.82	$0.40
Diluted	0.82	0.40
Weighted average common shares outstanding:
Basic	87,322	79,340
Diluted	87,466	79,446
See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)

(in thousands)	Three Months Ended March 31,
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2021
Net income	$93,856	$(20,150)	$73,706
Other comprehensive income:
Unrealized losses on available-for-sale securities	(50,235)	12,550	(37,685)
Derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives arising during the period	5,783	(1,477)	4,306
Reclassification of losses on derivative instruments realized in net income	144	(37)	107
Net cash flow hedge activity	5,927	(1,514)	4,413
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	261	(67)	194
Total other comprehensive loss	(44,047)	10,969	(33,078)
Comprehensive income	$49,809	$(9,181)	$40,628

2020
Net income	$40,691	$(8,807)	$31,884
Other comprehensive income:
Unrealized gains on available-for-sale securities	13,685	(3,433)	10,252
Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity	83	(20)	63
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	214	(54)	160
Total other comprehensive income	13,982	(3,507)	10,475
Comprehensive income	$54,673	$(12,314)	$42,359

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(in thousands except share data)

	Shares of Common Stock	Preferred Stock	Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	86,675,279	$96,422	$86,675	$10,855	$1,638,999	$136,869	$37,710	$2,007,530
Net income						73,706		73,706
Other comprehensive loss							(33,078)	(33,078)
Preferred stock dividends						(1,719)		(1,719)
Common stock dividends ($0.19 per share)						(16,671)		(16,671)
Impact of equity-based compensation awards	35,170		36	576	404			1,016
Impact of other United sponsored equity plans	66,059		66	(946)	1,180			300
Balance at March 31, 2021	86,776,508	$96,422	$86,777	$10,485	$1,640,583	$192,185	$4,632	$2,031,084

Balance at December 31, 2019	79,013,729	$—	$79,014	$11,491	$1,496,641	$40,152	$8,394	$1,635,692
Net income						31,884		31,884
Other comprehensive income							10,475	10,475
Purchases of common stock	(826,482)		(827)		(19,955)			(20,782)
Common stock dividends ($0.18 per share)						(14,301)		(14,301)
Impact of equity-based compensation awards	24,005		24	665	1,315			2,004
Impact of other United sponsored equity plans	72,292		73	(1,622)	718			(831)
Adoption of new accounting standard						(3,529)		(3,529)
Balance at March 31, 2020	78,283,544	$—	$78,284	$10,534	$1,478,719	$54,206	$18,869	$1,640,612

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating activities:
Net income	$73,706	$31,884
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation, amortization and accretion, net	(681)	1,894
(Release of) provision for credit losses	(12,281)	22,191
Stock based compensation	1,507	2,492
Deferred income tax expense	9,172	1,292
Gains from sales of other loans, net	(1,030)	(1,674)
Changes in assets and liabilities:
Other assets and accrued interest receivable	15,165	(45,851)
Accrued expenses and other liabilities	8,652	8,456
Loans held for sale	(59,546)	(31,475)
Net cash provided by (used in) operating activities	34,664	(10,791)

Investing activities:
Debt securities held-to-maturity:
Proceeds from maturities and calls	24,629	9,085
Purchases	(192,541)	(15,989)
Debt securities available-for-sale:
Proceeds from sales	—	1,000
Proceeds from maturities and calls	184,352	105,247
Purchases	(759,874)	(70,075)
Net increase in loans	(292,603)	(110,222)
Equity investments, outflows	(5,753)	(4,330)
Equity investments, inflows	4,984	—
Proceeds from sales of premises and equipment	287	102
Purchases of premises and equipment	(2,490)	(2,596)
Proceeds from sale of other real estate	1,308	63
Other investing activities	430	2,730
Net cash used in investing activities	(1,037,271)	(84,985)

Financing activities:
Net increase in deposits	761,630	137,783
Repayment of long-term debt	(15,632)	—
Proceeds from FHLB advances	5,000	5,000
Repayment of FHLB advances	(5,000)	(5,000)
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	248	199
Cash paid for shares withheld to cover payroll taxes upon vesting of restricted stock units	(574)	(1,674)
Repurchase of common stock	—	(20,782)
Cash dividends on common stock	(15,852)	(14,454)
Cash dividends on preferred stock	(1,719)	—
Net cash provided by financing activities	728,101	101,072

Net change in cash and cash equivalents	(274,506)	5,296

Cash and cash equivalents, at beginning of period	1,608,619	515,206

Cash and cash equivalents, at end of period	$1,334,113	$520,502

Supplemental disclosures of cash flow information:
Significant non-cash investing and financing transactions:
Unsettled government guaranteed loan sales	$—	$485
Transfers of loans to foreclosed properties	1,059	127

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Accounting Policies

United’s accounting and financial reporting policies conform to GAAP and reporting guidelines of banking regulatory authorities. The accompanying interim consolidated financial statements have not been audited. All material intercompany balances and transactions have been eliminated. A more detailed description of United’s accounting policies is included in its 2020 10-K.

In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in United’s 2020 10-K.

Note 2 –Accounting Standards Updates and Recently Adopted Standards

Recently Adopted Standards

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. In addition to consolidating existing disclosure guidance into a single codification section to reduce the likelihood of a required disclosure being missed, this update clarifies the application of select guidance in cases where the original guidance may have been unclear. United adopted this update as of January 1, 2021, with no material impact on the consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-08, Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs. This update clarifies that an entity should reevaluate whether a callable debt security meets the criteria to adjust the amortization period of any related premium at each reporting period. United adopted this update as of January 1, 2021, with no material impact on the consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)—Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force). This update clarifies whether an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative and how to account for certain forward contracts and purchased options to purchase securities. United adopted this update as of January 1, 2021, with no material impact on the consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This update removes several exceptions related to intraperiod tax allocation when there is a loss from continuing operations and income from other items, foreign subsidiaries becoming equity method investments and vice versa, and calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The guidance also amends requirements related to franchise tax that is partially based on income, a step up in the tax basis of goodwill, allocation of consolidated tax expense to a legal entity not subject to tax in its separate financial statements, the effects of enacted changes in tax laws and other minor codification improvements regarding employee stock ownership plans and investments in qualified affordable housing projects. United adopted this update as of January 1, 2021, with no material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The update removes disclosures that are no longer considered cost beneficial, clarifies specific requirements of disclosures, and adds disclosure requirements identified as relevant. United adopted this update as of January 1, 2021, with no material impact on the consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Investment Securities

The amortized cost basis, unrealized gains and losses and fair value of HTM debt securities as of the dates indicated are as follows (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2021
U.S. Government agencies & GSEs	$10,535	$—	$590	$9,945
State and political subdivisions	238,813	4,670	5,655	237,828
Residential MBS, Agency & GSEs	135,156	3,923	1,231	137,848
Commercial MBS, Agency & GSEs	188,192	2,566	4,412	186,346
Supranational entities	15,000	—	139	14,861
Total	$587,696	$11,159	$12,027	$586,828

As of December 31, 2020
U.S. Government agencies & GSEs	$10,575	$26	$11	$10,590
State and political subdivisions	197,723	7,658	242	205,139
Residential MBS, Agency & GSEs	113,400	4,774	1	118,173
Commercial MBS, Agency & GSEs	98,663	4,874	246	103,291
Total	$420,361	$17,332	$500	$437,193

The amortized cost basis, unrealized gains and losses, and fair value of AFS debt securities as of the dates indicated are presented below (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2021
U.S. Treasuries	$123,817	$3,752	$—	$127,569
U.S. Government agencies & GSEs	176,847	642	3,967	173,522
State and political subdivisions	280,171	16,782	2,559	294,394
Residential MBS, Agency & GSEs	1,493,149	24,604	15,928	1,501,825
Residential MBS, Non-agency	155,370	5,446	6	160,810
Commercial MBS, Agency & GSEs	728,584	5,265	15,555	718,294
Commercial MBS, Non-agency	15,337	1,427	—	16,764
Corporate bonds	69,828	1,076	294	70,610
Asset-backed securities	678,802	2,313	623	680,492
Total	$3,721,905	$61,307	$38,932	$3,744,280

As of December 31, 2020
U.S. Treasuries	$123,677	$4,395	$—	$128,072
U.S. Government agencies & GSEs	152,596	701	325	152,972
State and political subdivisions	253,630	20,891	49	274,472
Residential MBS, Agency & GSEs	1,275,551	29,107	766	1,303,892
Residential MBS, Non-agency	174,322	7,499	128	181,693
Commercial MBS, Agency & GSEs	524,852	8,013	597	532,268
Commercial MBS, Non-agency	15,350	1,513	—	16,863
Corporate bonds	70,057	1,711	1	71,767
Asset-backed securities	562,076	1,278	632	562,722
Total	$3,152,111	$75,108	$2,498	$3,224,721

Securities with a carrying value of $1.23 billion and $1.11 billion were pledged, primarily to secure public deposits, at March 31, 2021 and December 31, 2020, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

 The following table summarizes HTM debt securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2021
U.S. Government agencies & GSEs	$9,945	$590	$—	$—	$9,945	$590
State and political subdivisions	152,811	5,655	—	—	152,811	5,655
Residential MBS, Agency & GSEs	39,628	1,231	—	—	39,628	1,231
Commercial MBS, Agency & GSEs	104,848	4,412	—	—	104,848	4,412
Supranational entities	14,861	139	—	—	14,861	139
Total unrealized loss position	$322,093	$12,027	$—	$—	$322,093	$12,027

As of December 31, 2020
U.S. Government agencies & GSEs	$4,677	$11	$—	$—	$4,677	$11
State and political subdivisions	14,870	242	—	—	14,870	242
Residential MBS, Agency & GSEs	999	1	—	—	999	1
Commercial MBS, Agency & GSEs	24,956	236	1,352	10	26,308	246
Total unrealized loss position	$45,502	$490	$1,352	$10	$46,854	$500

The following table summarizes AFS debt securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2021
U.S. Government agencies & GSEs	$116,612	$3,967	$—	$—	$116,612	$3,967
State and political subdivisions	57,585	2,559	—	—	57,585	2,559
Residential MBS, Agency & GSEs	699,029	15,928	—	—	699,029	15,928
Residential MBS, Non-agency	841	1	2,454	5	3,295	6
Commercial MBS, Agency & GSEs	434,542	15,555	—	—	434,542	15,555
Corporate bonds	19,554	294	—	—	19,554	294
Asset-backed securities	153,436	293	48,142	330	201,578	623
Total unrealized loss position	$1,481,599	$38,597	$50,596	$335	$1,532,195	$38,932

As of December 31, 2020
U.S. Government agencies & GSEs	$27,952	$324	$607	$1	$28,559	$325
State and political subdivisions	9,402	49	—	—	9,402	49
Residential MBS, Agency & GSEs	232,199	766	—	—	232,199	766
Residential MBS, Non-agency	2,331	128	—	—	2,331	128
Commercial MBS, Agency & GSEs	89,918	597	—	—	89,918	597
Corporate bonds	1,410	1	—	—	1,410	1
Asset-backed securities	87,305	28	53,587	604	140,892	632
Total unrealized loss position	$450,517	$1,893	$54,194	$605	$504,711	$2,498

At March 31, 2021, there were 213 AFS debt securities and 60 HTM debt securities that were in an unrealized loss position. United does not intend to sell nor does it believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at March 31, 2021 were primarily attributable to changes in interest rates.

At March 31, 2021 and December 31, 2020, calculated credit losses and, thus, the related ACL on HTM debt securities were not material due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies, GSEs, high credit quality municipalities and supranational entities. As a result, no ACL was recorded on the HTM portfolio at March 31, 2021 or December 31, 2020. In addition, based on the assessments performed at March 31, 2021 and December 31, 2020, there was no ACL required related to the AFS portfolio.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents accrued interest receivable for the periods indicated on HTM and AFS debt securities (in thousands), which was excluded from the estimate of credit losses.

	Accrued Interest Receivable
Debt Securities:	March 31, 2021	December 31, 2020
HTM	$2,242	$1,784
AFS	9,524	9,114

The amortized cost and fair value of AFS and HTM debt securities at March 31, 2021, by contractual maturity, are presented in the following table (in thousands). Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year:
U.S. Treasuries	$44,901	$45,525	$—	$—
U.S. Government agencies & GSEs	281	281	—	—
State and political subdivisions	20,010	20,120	1,700	1,732
Corporate bonds	11,633	11,722	—	—
	76,825	77,648	1,700	1,732
1 to 5 years:
U.S. Treasuries	78,916	82,044	—	—
U.S. Government agencies & GSEs	13,986	13,969	—	—
State and political subdivisions	41,787	44,194	14,504	15,899
Corporate bonds	41,532	42,211	—	—
	176,221	182,418	14,504	15,899
5 to 10 years:
U.S. Government agencies & GSEs	103,975	101,071	—	—
State and political subdivisions	90,926	94,548	18,964	19,654
Corporate bonds	15,886	15,794	—	—
Supranational entities	—	—	15,000	14,861
	210,787	211,413	33,964	34,515
More than 10 years:
U.S. Government agencies & GSEs	58,605	58,201	10,535	9,945
State and political subdivisions	127,448	135,532	203,645	200,543
Corporate bonds	777	883	—	—
	186,830	194,616	214,180	210,488
Debt securities not due at a single maturity date:
Asset-backed securities	678,802	680,492	—	—
Residential MBS	1,648,519	1,662,635	135,156	137,848
Commercial MBS	743,921	735,058	188,192	186,346

Total	$3,721,905	$3,744,280	$587,696	$586,828

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Loans and Leases and Allowance for Credit Losses

Major classifications of the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”) are summarized as of the dates indicated as follows (in thousands).

	March 31, 2021	December 31, 2020
Owner occupied commercial real estate	$2,107,153	$2,090,443
Income producing commercial real estate	2,598,482	2,540,750
Commercial & industrial (1)	2,643,279	2,498,560
Commercial construction	960,153	967,305
Equipment financing	912,650	863,830
Total commercial	9,221,717	8,960,888
Residential mortgage	1,362,088	1,284,920
HELOC	679,094	697,117
Residential construction	271,600	281,430
Consumer	144,045	146,460
Total loans	11,678,544	11,370,815
Less allowance for credit losses - loans	(126,866)	(137,010)
Loans, net	$11,551,678	$11,233,805
(1) Commercial and industrial loans as of March 31, 2021 and December 31, 2020 included $883 million and $646 million of PPP loans, respectively.

Accrued interest receivable related to loans totaled $33.3 million and $35.5 million at March 31, 2021 and December 31, 2020, respectively, and was reported in accrued interest receivable on the consolidated balance sheets.

At March 31, 2021 and December 31, 2020, the loan portfolio was subject to blanket pledges on certain qualifying loan types with the FHLB and FRB to secure contingent funding sources.

The following table presents loans held for investment sold for the periods indicated (in thousands). The gains and losses on these loan sales were included in noninterest income on the consolidated statements of income.

	Three Months Ended March 31,
	2021	2020
Guaranteed portion of SBA/USDA loans	$11,345	$4,034
Equipment financing receivables	1,059	22,217
Total	$12,404	$26,251

At March 31, 2021 and December 31, 2020, equipment financing assets included leases of $37.6 million and $36.8 million, respectively. The components of the net investment in leases, which included both sales-type and direct financing, are presented below (in thousands).

	March 31, 2021	December 31, 2020
Minimum future lease payments receivable	$39,720	$38,934
Estimated residual value of leased equipment	3,433	3,263
Initial direct costs	686	672
Security deposits	(739)	(727)
Purchase accounting premium	93	117
Unearned income	(5,575)	(5,457)
Net investment in leases	$37,618	$36,802

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Minimum future lease payments expected to be received from equipment financing lease contracts as of March 31, 2021 were as follows (in thousands):

Year
Remainder of 2021	$11,794
2022	12,744
2023	8,597
2024	4,311
2025	2,091
Thereafter	183
Total	$39,720

Nonaccrual and Past Due Loans
The following table presents the aging of the amortized cost basis in loans by aging category and accrual status as of the dates indicated (in thousands). Past due status is based on contractual terms of the loan. The accrual of interest is generally discontinued when a loan becomes 90 days past due. Deferrals related to the COVID-19 crisis are not reported as past due during the deferral period.

	Accruing
	Current Loans	Loans Past Due
		30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual Loans	Total Loans
As of March 31, 2021
Owner occupied commercial real estate	$2,097,553	$540	$1,152	$—	$7,908	$2,107,153
Income producing commercial real estate	2,584,511	231	—	—	13,740	2,598,482
Commercial & industrial	2,628,764	638	13	—	13,864	2,643,279
Commercial construction	957,435	734	—	—	1,984	960,153
Equipment financing	908,694	1,470	315	—	2,171	912,650
Total commercial	9,176,957	3,613	1,480	—	39,667	9,221,717
Residential mortgage	1,345,427	2,547	64	—	14,050	1,362,088
HELOC	675,545	1,632	210	—	1,707	679,094
Residential construction	270,769	509	—	—	322	271,600
Consumer	143,669	188	34	—	154	144,045
Total loans	$11,612,367	$8,489	$1,788	$—	$55,900	$11,678,544

As of December 31, 2020
Owner occupied commercial real estate	$2,079,845	$2,013	$3	$—	$8,582	$2,090,443
Income producing commercial real estate	2,522,743	1,608	1,250	—	15,149	2,540,750
Commercial & industrial	2,480,483	1,176	267	—	16,634	2,498,560
Commercial construction	964,947	231	382	—	1,745	967,305
Equipment financing	856,985	2,431	1,009	—	3,405	863,830
Total commercial	8,905,003	7,459	2,911	—	45,515	8,960,888
Residential mortgage	1,265,019	5,549	1,494	—	12,858	1,284,920
HELOC	692,504	1,942	184	—	2,487	697,117
Residential construction	280,551	365	—	—	514	281,430
Consumer	145,770	429	36	—	225	146,460
Total loans	$11,288,847	$15,744	$4,625	$—	$61,599	$11,370,815

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents nonaccrual loans by loan class for the periods indicated (in thousands).

	Nonaccrual Loans
	March 31, 2021			December 31, 2020
	With no allowance	With an allowance	Total	With no allowance	With an allowance	Total
Owner occupied commercial real estate	$4,202	$3,706	$7,908	$6,614	$1,968	$8,582
Income producing commercial real estate	8,264	5,476	13,740	10,008	5,141	15,149
Commercial & industrial	6,376	7,488	13,864	2,004	14,630	16,634
Commercial construction	1,480	504	1,984	1,339	406	1,745
Equipment financing	19	2,152	2,171	156	3,249	3,405
Total commercial	20,341	19,326	39,667	20,121	25,394	45,515
Residential mortgage	3,226	10,824	14,050	1,855	11,003	12,858
HELOC	45	1,662	1,707	1,329	1,158	2,487
Residential construction	—	322	322	274	240	514
Consumer	2	152	154	181	44	225
Total	$23,614	$32,286	$55,900	$23,760	$37,839	$61,599

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

Equipment Financing Receivables and Consumer Purpose Loans. United applies a pass / fail grading system to all equipment financing receivables and consumer purpose loans. Under this system, loans that are on nonaccrual status, become past due 90 days, or are in bankruptcy are classified as “fail” and all other loans are classified as “pass”. For reporting purposes, loans in these categories that are classified as “fail” are reported as substandard and all other loans are reported as pass.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Based on the most recent analysis performed, the amortized cost of loans by risk category by vintage year as of the date indicated is as follows (in thousands).

	Term Loans by Origination Year						Revolvers	Revolvers converted to term loans	Total
As of March 31, 2021	2021	2020	2019	2018	2017	Prior
Pass
Owner occupied commercial real estate	$179,476	$701,135	$317,755	$199,511	$191,124	$350,036	$46,178	$9,426	$1,994,641
Income producing commercial real estate	182,686	804,728	368,588	338,718	236,773	327,673	26,325	12,336	2,297,827
Commercial & industrial	696,983	792,547	227,628	216,428	81,554	114,095	445,382	3,877	2,578,494
Commercial construction	112,225	297,204	191,433	168,966	44,357	20,829	14,333	4,058	853,405
Equipment financing	139,648	376,918	247,084	107,756	32,220	6,339	—	—	909,965
Total commercial	1,311,018	2,972,532	1,352,488	1,031,379	586,028	818,972	532,218	29,697	8,634,332
Residential mortgage	217,716	444,751	159,000	108,791	100,023	309,592	16	5,032	1,344,921
HELOC	—	—	—	—	—	—	660,070	16,513	676,583
Residential construction	57,904	178,711	11,751	4,301	4,257	14,072	—	59	271,055
Consumer	16,880	44,170	21,069	11,063	3,378	3,979	42,517	681	143,737
	1,603,518	3,640,164	1,544,308	1,155,534	693,686	1,146,615	1,234,821	51,982	11,070,628
Watch
Owner occupied commercial real estate	7,364	7,861	18,539	4,203	3,681	16,321	100	—	58,069
Income producing commercial real estate	11,606	28,811	59,580	51,067	15,200	37,827	—	1,651	205,742
Commercial & industrial	145	2,463	14,537	542	1,387	490	7,758	224	27,546
Commercial construction	539	19,080	12,828	28,164	23,801	481	—	—	84,893
Equipment financing	—	—	—	—	—	—	—	—	—
Total commercial	19,654	58,215	105,484	83,976	44,069	55,119	7,858	1,875	376,250
Residential mortgage	—	—	—	—	—	—	—	—	—
HELOC	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
	19,654	58,215	105,484	83,976	44,069	55,119	7,858	1,875	376,250
Substandard
Owner occupied commercial real estate	2,615	12,137	10,231	8,289	5,257	12,508	2,381	1,025	54,443
Income producing commercial real estate	6,259	40,630	7,590	2,114	5,588	32,639	—	93	94,913
Commercial & industrial	5,981	1,281	8,466	6,486	2,060	7,432	4,935	598	37,239
Commercial construction	676	2,804	645	13,699	335	2,689	—	1,007	21,855
Equipment financing	—	514	1,107	655	254	155	—	—	2,685
Total commercial	15,531	57,366	28,039	31,243	13,494	55,423	7,316	2,723	211,135
Residential mortgage	161	1,911	2,366	3,821	1,450	6,659	—	799	17,167
HELOC	—	—	—	—	—	—	79	2,432	2,511
Residential construction	—	71	35	54	3	382	—	—	545
Consumer	—	—	76	46	45	117	—	24	308
	15,692	59,348	30,516	35,164	14,992	62,581	7,395	5,978	231,666

Total	$1,638,864	$3,757,727	$1,680,308	$1,274,674	$752,747	$1,264,315	$1,250,074	$59,835	$11,678,544

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans by Origination Year						Revolvers	Revolvers converted to term loans	Total
As of December 31, 2020	2020	2019	2018	2017	2016	Prior
Pass
Owner occupied commercial real estate	$707,501	$368,615	$231,316	$197,778	$201,362	$229,667	$56,273	$9,072	$2,001,584
Income producing commercial real estate	815,799	376,911	361,539	277,769	206,068	198,080	28,542	12,128	2,276,836
Commercial & industrial	1,092,767	287,857	263,439	115,790	92,968	58,359	515,593	3,777	2,430,550
Commercial construction	314,154	217,643	226,308	53,708	30,812	21,985	20,278	3,947	888,835
Equipment financing	413,653	270,664	125,869	39,982	9,404	445	—	—	860,017
Total commercial	3,343,874	1,521,690	1,208,471	685,027	540,614	508,536	620,686	28,924	8,457,822
Residential mortgage	468,945	195,213	125,492	120,944	122,013	230,771	18	5,393	1,268,789
HELOC	—	—	—	—	—	—	675,878	17,581	693,459
Residential construction	225,727	30,646	4,026	4,544	3,172	12,546	—	64	280,725
Consumer	54,997	25,528	14,206	4,531	3,595	1,677	41,445	76	146,055
	4,093,543	1,773,077	1,352,195	815,046	669,394	753,530	1,338,027	52,038	10,846,850
Watch
Owner occupied commercial real estate	8,759	4,088	4,221	10,025	11,138	4,728	100	—	43,059
Income producing commercial real estate	35,471	42,831	39,954	13,238	24,164	11,337	—	1,681	168,676
Commercial & industrial	1,451	16,315	2,176	630	459	17	6,464	—	27,512
Commercial construction	21,366	272	816	23,292	11,775	477	—	—	57,998
Equipment financing	—	—	—	—	—	—	—	—	—
Total commercial	67,047	63,506	47,167	47,185	47,536	16,559	6,564	1,681	297,245
Residential mortgage	—	—	—	—	—	—	—	—	—
HELOC	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
	67,047	63,506	47,167	47,185	47,536	16,559	6,564	1,681	297,245
Substandard
Owner occupied commercial real estate	6,586	10,473	7,596	3,717	6,753	8,473	1,528	674	45,800
Income producing commercial real estate	45,125	8,940	2,179	5,034	31,211	2,652	—	97	95,238
Commercial & industrial	1,545	5,536	6,193	1,684	1,292	1,485	22,170	593	40,498
Commercial construction	2,466	735	13,741	340	1,931	250	—	1,009	20,472
Equipment financing	631	1,392	1,371	306	96	17	—	—	3,813
Total commercial	56,353	27,076	31,080	11,081	41,283	12,877	23,698	2,373	205,821
Residential mortgage	2,049	2,106	3,174	1,369	679	5,860	—	894	16,131
HELOC	—	—	—	—	—	—	265	3,393	3,658
Residential construction	106	37	54	4	124	380	—	—	705
Consumer	—	97	49	60	78	98	—	23	405
	58,508	29,316	34,357	12,514	42,164	19,215	23,963	6,683	226,720

Total	$4,219,098	$1,865,899	$1,433,719	$874,745	$759,094	$789,304	$1,368,554	$60,402	$11,370,815

Troubled Debt Restructurings and Other Modifications
As of March 31, 2021 and December 31, 2020, United had TDRs totaling $59.3 million and $61.6 million, respectively. As of March 31, 2021 and December 31, 2020, United had remaining deferrals related to the COVID-19 pandemic of approximately $48.1 million and $70.7 million, respectively, which generally represented payment deferrals for up to 90 days. To the extent that these deferrals qualified under either the CARES Act or interagency guidance, they were not considered new TDRs.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Loans modified under the terms of a TDR during the three months ended March 31, 2021 and 2020 are presented in the following table. In addition, the table presents loans modified under the terms of a TDR that defaulted (became 90 days or more delinquent or otherwise in default of modified terms) during the periods presented and were initially restructured within one year prior to default (dollars in thousands).

	New TDRs
		Post-Modification Amortized Cost by Type of Modification				TDRs Modified Within the Previous Twelve Months That Have Subsequently Defaulted
	Number of Contracts	Rate Reduction	Structure	Other	Total	Number of Contracts	Amortized Cost
Three Months Ended March 31, 2021
Owner occupied commercial real estate	—	$—	$—	$—	$—	—	$—
Income producing commercial real estate	2	—	—	1,319	1,319	—	—
Commercial & industrial	2	—	—	103	103	1	11
Commercial construction	1	—	309	—	309	—	—
Equipment financing	28	—	2,136	—	2,136	3	62
Total commercial	33	—	2,445	1,422	3,867	4	73
Residential mortgage	1	—	69	—	69	3	413
HELOC	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total loans	34	$—	$2,514	$1,422	$3,936	7	$486

Three Months Ended March 31, 2020
Owner occupied commercial real estate	1	$—	$—	$990	$990	—	$—
Income producing commercial real estate	3	—	67	165	232	—	—
Commercial & industrial	—	—	—	—	—	1	6
Commercial construction	—	—	—	—	—	—	—
Equipment financing	7	—	434	—	434	—	—
Total commercial	11	—	501	1,155	1,656	1	6
Residential mortgage	5	—	278	—	278	—	—
HELOC	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Consumer	2	—	—	11	11	1	3
Total loans	18	$—	$779	$1,166	$1,945	2	$9

Allowance for Credit Losses
The ACL for loans represents management’s estimate of life of loan credit losses in the portfolio as of the end of the period. The ACL related to unfunded commitments is included in other liabilities in the consolidated balance sheet.
The following table presents the balance and activity in the ACL by portfolio segment for the periods indicated (in thousands).

	Three Months Ended March 31,
	2021					2020
	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Dec. 31, 2019 Balance	Adoption of CECL	Jan. 1, 2020 Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied commercial real estate	$20,673	$—	$240	$(1,631)	$19,282	$11,404	$(1,616)	$9,788	$(6)	$1,034	$184	$11,000
Income producing commercial real estate	41,737	(1,007)	16	(5,835)	34,911	12,306	(30)	12,276	(411)	141	4,578	16,584
Commercial & industrial	22,019	(2,894)	5,647	(3,022)	21,750	5,266	4,012	9,278	(7,561)	376	8,738	10,831
Commercial construction	10,952	(178)	156	(358)	10,572	9,668	(2,583)	7,085	—	141	2,330	9,556
Equipment financing	16,820	(2,058)	547	1,891	17,200	7,384	5,871	13,255	(1,863)	356	2,990	14,738
Residential mortgage	15,341	(215)	123	(669)	14,580	8,081	1,569	9,650	(284)	275	1,422	11,063
HELOC	8,417	—	73	(1,610)	6,880	4,575	1,919	6,494	(20)	103	310	6,887
Residential construction	764	(10)	70	538	1,362	2,504	(1,771)	733	(22)	34	71	816
Consumer	287	(471)	266	247	329	901	(491)	410	(638)	231	427	430
ACL - loans	137,010	(6,833)	7,138	(10,449)	126,866	62,089	6,880	68,969	(10,805)	2,691	21,050	81,905
ACL - unfunded commitments	10,558	—	—	(1,832)	8,726	3,458	1,871	5,329	—	—	1,141	6,470
Total ACL	$147,568	$(6,833)	$7,138	$(12,281)	$135,592	$65,547	$8,751	$74,298	$(10,805)	$2,691	$22,191	$88,375

At March 31, 2021 and December 31, 2020, United used a one-year reasonable and supportable forecast period. Expected credit losses were estimated using a regression model for each segment based on historical data from peer banks combined with a third party

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

vendor’s economic forecast to predict the change in credit losses. These results were then combined with a starting value that was based on United’s recent default experience, which was adjusted for select portfolios based on expectations of future performance. At March 31, 2021, the third party vendor’s forecast, which was representative of a baseline scenario, improved significantly from December 31, 2020, including the unemployment rate which has a significant impact on our models and led to the negative provision for loan losses in the first quarter. United adjusted the economic forecast by eliminating the initial spike in unemployment to account for the impact of government stimulus programs, which mitigated some of the negative impact on forecasted losses as the unemployment rate was rising and had the opposite effect as the unemployment rate was improving. In addition, United applied qualitative factors to income producing commercial real estate, owner occupied commercial real estate and commercial construction portfolios to compensate for elevated criticized and classified loan levels.

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

Note 5 – Derivatives and Hedging Activities

The table below presents the fair value of derivative financial instruments as of the dates indicated as well as their classification on the consolidated balance sheets (in thousands):

	March 31, 2021			December 31, 2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Derivative Asset	Derivative Liability		Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Cash flow hedge of subordinated debt	$100,000	$7,780	$—	$100,000	$3,378	$—
Cash flow hedge of trust preferred securities	20,000	—	—	20,000	—	—
Fair value hedge of brokered time deposits	10,000	—	—	20,000	—	—
Total	130,000	7,780	—	140,000	3,378	—

Derivatives not designated as hedging instruments:
Customer derivative positions	1,349,716	43,777	13,623	1,329,271	72,508	17
Dealer offsets to customer derivative positions	1,349,716	982	15,226	1,329,271	1	24,614
Risk participations	62,592	1	22	48,843	28	12
Mortgage banking - loan commitment	234,659	5,957	—	253,243	10,751	—
Mortgage banking - forward sales commitment	421,547	3,050	—	325,145	—	1,964
Bifurcated embedded derivatives	51,935	2,350	19	51,935	—	1,449
Dealer offsets to bifurcated embedded derivatives	51,935	—	4,565	51,935	—	947
Total	3,522,100	56,117	33,455	3,389,643	83,288	29,003

Total derivatives	$3,652,100	$63,897	$33,455	$3,529,643	$86,666	$29,003

Total gross derivative instruments		$63,897	$33,455		$86,666	$29,003
Less: Amounts subject to master netting agreements		(571)	(571)		(114)	(114)
Less: Cash collateral received/pledged		(8,765)	(20,737)		(3,200)	(27,092)
Net amount		$54,561	$12,147		$83,352	$1,797

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Hedging Derivatives

Cash Flow Hedges of Interest Rate Risk
United enters into cash flow hedges to mitigate exposure to the variability of future cash flows or other forecasted transactions. As of March 31, 2021 and December 31, 2020 United utilized interest rate caps and swaps to hedge the variability of cash flows due to changes in interest rates on certain of its variable-rate subordinated debt and trust preferred securities. United considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates. Therefore, changes in the fair value of these derivative instruments are recognized in OCI. Gains and losses related to changes in fair value are reclassified into earnings in the periods the hedged forecasted transactions occur. Losses representing amortization of the premium recorded on cash flow hedges, which is a component excluded from the assessment of effectiveness, are recognized in earnings on a straight-line basis in the same caption as the hedged item over the term of the hedge. Over the next twelve months, United expects to reclassify $587,000 of losses from AOCI into earnings related to these agreements.

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

At March 31, 2021 and December 31, 2020, United had interest rate swaps that were designated as fair value hedges of fixed-rate brokered time deposits. The swaps involved the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements.

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

The table below presents the effect of derivatives in hedging relationships, all of which are interest rate contracts, on the consolidated statement of income for the periods indicated (in thousands).

	Interest expense
	2021	2020
Three Months Ended March 31,
Total expense presented in the consolidated statements of income	$(9,478)	$(17,941)

Net income recognized on fair value hedges	78	5

Net expense recognized on cash flow hedges (1)	(144)	—
 (1) Includes $116,000 of premium amortization expense excluded from the assessment of hedge effectiveness for the three months ended March 31, 2021.

The table below presents the carrying amount of hedged fixed-rate brokered time deposits and cumulative fair value hedging adjustments included in the carrying amount of the hedged liability for the periods presented (in thousands).

	March 31, 2021		December 31, 2020
Balance Sheet Location	Carrying amount of Assets (Liabilities)	Hedge Accounting Basis Adjustment	Carrying amount of Assets (Liabilities)	Hedge Accounting Basis Adjustment
Deposits	$(10,143)	$(155)	$(20,216)	$(235)

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

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2021	2020
Customer derivatives and dealer offsets	Other noninterest income	$1,897	$1,424
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	459	(195)
Mortgage banking derivatives	Mortgage loan revenue	3,836	(829)
Risk participations	Other noninterest income	(205)	(17)
		$5,987	$383

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

Note 6 – Assets and Liabilities Measured at Fair Value
Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, United uses a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). United has processes in place to review the significant valuation inputs and to reassess how the instruments are classified in the valuation framework.
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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

Investment Securities
AFS debt securities and equity securities with readily determinable fair values are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include MBS issued by GSEs, municipal bonds, corporate debt securities, asset-backed securities and supranational entity securities and are valued based on observable inputs that include: quoted market prices for similar assets, quoted market prices that are not in an active market, or other inputs that are observable in the market and can be corroborated by observable market data for substantially the full term of the securities. Securities classified as Level 3 include those traded in less liquid markets and are valued based on estimates obtained from broker-dealers that are not directly observable.

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

Mortgage Loans Held for Sale
United has elected the fair value option for most of its newly originated mortgage loans held for sale in order to reduce certain timing differences and better match changes in fair values of the loans with changes in the value of derivative instruments used to economically hedge them. The fair value of mortgage loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan, and are classified as Level 2.

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

United incorporates CVAs as necessary to appropriately reflect the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, United has considered the effect of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees.

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

March 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$127,569	$—	$—	$127,569
U.S. Government agencies & GSEs	—	173,522	—	173,522
State and political subdivisions	—	294,394	—	294,394
Residential MBS	—	1,662,635	—	1,662,635
Commercial MBS	—	735,058	—	735,058
Corporate bonds	—	68,860	1,750	70,610
Asset-backed securities	—	680,492	—	680,492
Equity securities with readily available fair values	921	1,056	—	1,977
Mortgage loans held for sale	—	164,979	—	164,979
Deferred compensation plan assets	10,133	—	—	10,133
Servicing rights for SBA/USDA loans	—	—	6,226	6,226
Residential mortgage servicing rights	—	—	20,728	20,728
Derivative financial instruments	—	55,589	8,308	63,897
Total assets	$138,623	$3,836,585	$37,012	$4,012,220

Liabilities:
Deferred compensation plan liability	$10,156	$—	$—	$10,156
Derivative financial instruments	—	28,849	4,606	33,455
Total liabilities	$10,156	$28,849	$4,606	$43,611

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$128,072	$—	$—	$128,072
U.S. Government agencies & GSE's	—	152,972	—	152,972
State and political subdivisions	—	274,472	—	274,472
Residential MBS	—	1,485,585	—	1,485,585
Commercial MBS	—	549,131	—	549,131
Corporate bonds	—	70,017	1,750	71,767
Asset-backed securities	—	562,722	—	562,722
Equity securities with readily available fair values	774	913	—	1,687
Mortgage loans held for sale	—	105,433	—	105,433
Deferred compensation plan assets	9,584	—	—	9,584
Servicing rights for SBA/USDA loans	—	—	6,462	6,462
Residential mortgage servicing rights	—	—	16,216	16,216
Derivative financial instruments	—	75,887	10,779	86,666
Total assets	$138,430	$3,277,132	$35,207	$3,450,769

Liabilities:
Deferred compensation plan liability	$9,590	$—	$—	$9,590
Derivative financial instruments	—	26,595	2,408	29,003
Total liabilities	$9,590	$26,595	$2,408	$38,593

The following table shows a reconciliation of the beginning and ending balances for the periods indicated for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	2021					2020
	Derivative Assets	Derivative Liabilities	SBA/USDA loan servicing rights	Residential mortgage servicing rights	AFS Debt Securities	Derivative Assets	Derivative Liabilities	SBA/USDA loan servicing rights	Residential mortgage servicing rights	AFS Debt Securities
Three Months Ended March 31,
Balance at beginning of period	$10,779	$2,408	$6,462	$16,216	$1,750	$7,238	$8,559	$6,794	$13,565	$998
Additions	175	—	229	3,201	—	—	—	95	2,115	—
Sales and settlements	—	—	(191)	(1,129)	—	—	—	(307)	(493)	(1,000)
Amounts included in OCI	—	—	—	—	—	—	—	—	—	2
Amounts included in earnings - fair value adjustments	(2,646)	2,198	(274)	2,440	—	123	(5,842)	(292)	(4,128)	—
Balance at end of period	$8,308	$4,606	$6,226	$20,728	$1,750	$7,361	$2,717	$6,290	$11,059	$—

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents quantitative information about significant Level 3 inputs for fair value on a recurring basis as of the dates indicated.

Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Inputs	March 31, 2021		December 31, 2020
			Range	Weighted Average	Range	Weighted Average
SBA/USDA loan servicing rights	Discounted cash flow	Discount rate	—% - 48.1%	9.2%	1.6% - 44.1%	8.9%
		Prepayment rate	0.5 - 33.7	18.1	2.7 - 33.6	17.8
Residential mortgage servicing rights	Discounted cash flow	Discount rate	10.0 - 11.0	10.0	10.0 - 11.0	10.0
		Prepayment rate	7.5 - 17.8	12.9	8.7 - 19.5	17.7
Corporate bonds	Indicative bid provided by a broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and similar financing transactions executed in the market	N/A	N/A	N/A	N/A
Derivative assets - mortgage	Internal model	Pull through rate	46.1 - 98.9	85.5	65.6 - 100	83.9
Derivative assets and liabilities - other	Dealer priced	Dealer priced	N/A	N/A	N/A	N/A

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

Mortgage Loans Held for Sale
	March 31, 2021	December 31, 2020
Outstanding principal balance	$161,534	$99,746
Fair value	164,979	105,433

Gain (Loss) Recognized on Mortgage Loans Held for Sale
Location	Three Months Ended March 31,
	2021	2020
Mortgage loan gains and other related fees	$(2,242)	$1,725

Changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of assets that were still held as of March 31, 2021 and December 31, 2020, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented (in thousands).

	Level 1	Level 2	Level 3	Total
March 31, 2021
Loans	$—	$—	$5,853	$5,853

December 31, 2020
Loans	$—	$—	$29,404	$29,404

Loans that are reported above as being measured at fair value on a nonrecurring basis are generally impaired loans that have either been partially charged off or have specific reserves assigned to them. Nonaccrual loans that are collateral dependent are generally

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

written down to net realizable value, which reflects fair value less the estimated costs to sell. Specific reserves that are established based on appraised value of collateral are considered nonrecurring fair value adjustments as well. When the fair value of the collateral is based on an observable market price or a current appraised value, United records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, United records the impaired loan as nonrecurring Level 3.

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

		Fair Value Level
	Carrying Amount	Level 1	Level 2	Level 3	Total
March 31, 2021
Assets:
HTM debt securities	$587,696	$—	$586,828	$—	$586,828
Loans and leases, net	11,551,678	—	—	11,574,199	11,574,199

Liabilities:
Deposits	15,993,220	—	15,993,408	—	15,993,408
Long-term debt	311,591	—	—	322,569	322,569

December 31, 2020
Assets:
HTM debt securities	$420,361	$—	$437,193	$—	$437,193
Loans and leases, net	11,233,805	—	—	11,209,717	11,209,717

Liabilities:
Deposits	15,232,358	—	15,232,274	—	15,232,274
Long-term debt	326,956	—	—	336,763	336,763

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 7 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of various share-based compensation. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan document). As of March 31, 2021, 893,536 additional awards could be granted under the plan.

The table below presents restricted stock unit activity for the three months ended March 31, 2021.

Restricted Stock Unit Awards	Shares	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2020	893,431	$23.75
Granted	45,471	28.65
Vested	(70,244)	29.35	$2,317
Cancelled	(35,583)	26.15
Outstanding at March 31, 2021	833,075	23.45	28,425

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

For the three months ended March 31, 2021 and 2020, expense of $1.41 million and $2.40 million, respectively, was recognized related to restricted stock unit and performance stock unit awards granted to United employees, which was included in salaries and employee benefits expense. In addition, for the three months ended March 31, 2021 and 2020, $100,000 and $93,000, respectively, was recognized in other expense for restricted stock unit awards granted to members of United’s Board of Directors.

A deferred income tax benefit related to stock-based compensation expense of $385,000 and $637,000 was included in the determination of income tax expense for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $13.0 million of unrecognized expense related to non-vested restricted stock unit and performance stock unit awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.5 years.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 8 – Reclassifications Out of AOCI

The following table presents the details regarding amounts reclassified out of AOCI for the periods indicated (in thousands). Amounts shown in parentheses reduce earnings.

Details about AOCI Components	Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
	2021	2020
Amortization of losses included in net income on AFS securities transferred to HTM:
	$—	$(83)	Investment securities interest revenue
	—	20	Income tax benefit
	$—	$(63)	Net of tax

Reclassifications related to derivative financial instruments accounted for as cash flow hedges:
Interest rate contracts	$(144)	$—	Long-term debt interest expense
	37	—	Income tax benefit
	$(107)	$—	Net of tax

Reclassifications related to defined benefit pension plan activity:
Prior service cost	$(117)	$(133)	Salaries and employee benefits expense
Actuarial losses	(144)	(81)	Other expense
	(261)	(214)	Total before tax
	67	54	Income tax benefit
	$(194)	$(160)	Net of tax

Total reclassifications for the period	$(301)	$(223)	Net of tax
Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended March 31,
	2021	2020
Net income	$73,706	$31,884
Dividends on preferred stock	(1,719)	—
Undistributed earnings allocated to participating securities	(462)	(243)
Net income available to common shareholders	$71,525	$31,641

Weighted average shares outstanding:
Basic	87,322	79,340
Effect of dilutive securities:
Restricted stock units	144	106
Diluted	87,466	79,446

Net income per common share:
Basic	$0.82	$0.40
Diluted	$0.82	$0.40

At March 31, 2021, United had no potentially dilutive instruments outstanding that were not included in the above analysis. At March 31, 2020, United excluded 1,000 potentially dilutive shares of common stock issuable upon exercise of stock options with a weighted average exercise price of $30.45 from the computation of diluted earnings per share because of their antidilutive effect.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Regulatory Matters

As of March 31, 2021, United and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time. To be categorized as well-capitalized at March 31, 2021, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at such time, as set forth in the table below, and have met certain other requirements. Management believes that United and the Bank exceeded all well-capitalized requirements at March 31, 2021, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.

Regulatory capital ratios at March 31, 2021 and December 31, 2020, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under prompt corrective action provisions in effect at such times are presented below for United and the Bank (dollars in thousands):

			United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum (1)	Well- Capitalized	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Risk-based ratios:
CET1 capital	4.5%	6.5%	12.34%	12.31%	12.80%	13.31%
Tier 1 capital	6.0	8.0	13.11	13.10	12.80	13.31
Total capital	8.0	10.0	14.92	15.15	13.66	14.28
Leverage ratio	4.0	5.0	9.39	9.28	9.13	9.42

CET1 capital			$1,555,850	$1,506,750	$1,605,736	$1,625,292
Tier 1 capital			1,652,272	1,603,172	1,605,736	1,625,292
Total capital			1,880,373	1,854,368	1,713,837	1,743,045
Risk-weighted assets			12,603,232	12,240,440	12,545,967	12,207,940
Average total assets for the leverage ratio			17,605,291	17,276,853	17,582,607	17,246,878
(1) As of March 31, 2021 and December 31, 2020 the additional capital conservation buffer in effect was 2.50%

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

The following table summarizes the contractual amount of off-balance sheet instruments as of the dates indicated (in thousands).

	March 31, 2021	December 31, 2020
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$3,156,771	$3,052,657
Letters of credit	28,886	31,748

United holds minor investments in certain limited partnerships for Community Reinvestment Act purposes. As of March 31, 2021, United had committed to fund an additional $8.43 million related to future capital calls that are not reflected in the consolidated balance sheet.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 12 - Subsequent Events

During the second quarter of 2021, through the date of this Report, United repurchased 150,000 shares for $5.10 million in accordance with its common stock repurchase plan.

United has provided a redemption notice to the holders of the 2022 senior debentures of $50.0 million. Repayment is scheduled to occur during the second quarter of 2021.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at March 31, 2021 and December 31, 2020 and our results of operations for the three months ended March 31, 2021 and 2020. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. The following discussion and analysis should be read along with our consolidated financial statements and related notes included in Part I - Item 1 of this Report, “Cautionary Note Regarding Forward-Looking Statements” and the risk factors discussed in our 2020 10-K, and the other reports we have filed with the SEC after we filed the 2020 10-K.

Unless the context otherwise requires, the terms “we,” “our,” “us” refer to United on a consolidated basis. References to the Holding Company refer to United Community Banks, Inc. on an unconsolidated basis.

Overview

We offer a wide array of commercial and consumer banking services and investment advisory services through a 161 branch network throughout Georgia, South Carolina, North Carolina, Tennessee and Florida. We have grown organically as well as through strategic acquisitions. At March 31, 2021, we had consolidated total assets of $18.6 billion and 2,396 full-time equivalent employees.

Recent Developments
Mergers and Acquisitions
On July 1, 2020, we acquired Three Shores including its wholly-owned banking subsidiary, Seaside, headquartered in Orlando, Florida. Seaside was a premier commercial lender with a strong wealth management platform and operated a 14-branch network located in key Florida metropolitan markets. We acquired $2.13 billion of assets and assumed $1.99 billion of liabilities in the acquisition.
COVID-19
During 2020 and continuing into 2021, the effects of the COVID-19 pandemic, including preventative and protective government issued mandates, materially restricted the level of economic activity in our markets. These government mandates included restrictions on travel and business operations, stay-at-home advisories and requirements and temporary closures of businesses deemed to be non-essential. In turn, unemployment dramatically increased in the United States and, while it has receded from its highest levels, it continues to negatively impact many businesses, and thereby threatens the repayment ability of some of our borrowers. The distribution of COVID-19 vaccinations and reduction in COVID-19 cases since the peak during the fourth quarter of 2020 and beginning of 2021 has resulted in a projected improved outlook of the pandemic. We nevertheless continue to monitor the impact of the COVID-19 pandemic on our business and to offer assistance to our customers affected by its economic impacts, through payment deferrals, waiving certain fees, suspending property foreclosures and participating in the CARES Act and PPP.

Results of Operations
We reported net income and diluted earnings per common share of $73.7 million and $0.82, respectively, for the first quarter of 2021. This compared to net income and diluted earnings per common share of $31.9 million and $0.40, respectively, for the same period in 2020.

We reported net income - operating (non-GAAP) of $74.9 million for the first quarter of 2021, compared to $32.5 million for the same period in 2020. For the first quarters of 2021 and 2020, net income - operating (non-GAAP) excludes merger-related and other charges, which net of tax, totaled $1.21 million and $626,000, respectively.

Net interest revenue increased to $132 million for the first quarter of 2021, compared to $119 million for the first quarter of 2020, due to several factors including loan growth, mostly from the acquisition of Three Shores and addition of PPP loans, accelerated recognition of net deferred fees on forgiven and repaid PPP loans and a more favorable deposit mix, which included a reduction in higher cost time deposits and an increase in noninterest-bearing deposits. The net interest margin decreased to 3.22% for the three months ended March 31, 2021 from 4.07% for the same period in 2020 primarily due to the effect of falling interest rates on our asset sensitive balance sheet.

We recorded a negative provision for credit losses of $12.3 million for the first quarter of 2021, compared to $22.2 million of provision expense for the first quarter of 2020. The negative provision in 2021 resulted from a downward adjustment to the ACL, reflecting a combination of the Bank’s own credit trends and an improved economic forecast compared to the first quarter of 2020.

The provision for credit losses during the first quarter of 2020 reflected the economic forecast at the onset of the COVID-19 pandemic and increased charge-offs. We recognized net recoveries for the first quarter of 2021 of $305,000 compared to $8.11 million of net charge-offs for the same period in 2020. During the first quarter of 2021, net recoveries were primarily a result of the recovery of one loan charged off prior to 2021. During the first quarter of 2020, we also had one loan that elevated the level of charge-offs recorded for the period.

Noninterest income of $44.7 million for the first quarter of 2021 was up $18.9 million, or 73%, from the first quarter of 2020. The primary driver of the increase was a $14.3 million increase in mortgage loan gains and related fees, resulting from strong demand for mortgage originations and refinances in the low interest rate environment, as well as a positive fair value adjustment to our mortgage servicing right asset.

For the first quarter of 2021, noninterest expenses of $95.2 million increased $13.7 million, or 17%, compared to the same period of 2020. The increase was primarily attributable to a $9.23 million increase in salaries and employee benefits, which was driven by several factors, including higher mortgage commissions as a result of increased mortgage production and the inclusion of Three Shores employees for the first quarter of 2021.

Critical Accounting Policies

Our accounting and reporting policies are in accordance with GAAP and conform to general practices within the banking industry. Our more critical accounting and reporting policies include accounting for the ACL and fair value measurements, both of which involve the use of estimates and require significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Our critical accounting policies are discussed in MD&A in our 2020 10-K. There have been no significant changes to our critical accounting policies in 2021.

Non-GAAP Reconciliation and Explanation

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

UNITED COMMUNITY BANKS, INC.
Table 1 - Financial Highlights
Selected Financial Information
	2021	2020				First Quarter 2021 - 2020 Change
(in thousands, except per share data)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
INCOME SUMMARY
Interest revenue	$141,542	$156,071	$141,773	$123,605	$136,547
Interest expense	9,478	10,676	13,319	14,301	17,941
Net interest revenue	132,064	145,395	128,454	109,304	118,606	11%
(Release of) provision for credit losses	(12,281)	2,907	21,793	33,543	22,191
Noninterest income	44,705	41,375	48,682	40,238	25,814	73
Total revenue	189,050	183,863	155,343	115,999	122,229	55
Expenses	95,194	106,490	95,981	83,980	81,538	17
Income before income tax expense	93,856	77,373	59,362	32,019	40,691	131
Income tax expense	20,150	17,871	11,755	6,923	8,807	129
Net income	73,706	59,502	47,607	25,096	31,884	131
Merger-related and other charges	1,543	2,452	3,361	397	808
Income tax benefit of merger-related and other charges	(335)	(552)	(519)	(87)	(182)
Net income - operating (1)	$74,914	$61,402	$50,449	$25,406	$32,510	130

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$0.82	$0.66	$0.52	$0.32	$0.40	105
Diluted net income - operating (1)	0.83	0.68	0.55	0.32	0.41	102
Cash dividends declared	0.19	0.18	0.18	0.18	0.18	6
Book value	22.15	21.90	21.45	21.22	20.80	6
Tangible book value (3)	17.83	17.56	17.09	16.95	16.52	8
Key performance ratios:
Return on common equity - GAAP (2)(4)	15.37%	12.36%	10.06%	6.17%	7.85%
Return on common equity - operating (1)(2)(4)	15.63	12.77	10.69	6.25	8.01
Return on tangible common equity - operating (1)(2)(3)(4)	19.68	16.23	13.52	8.09	10.57
Return on assets - GAAP (4)	1.62	1.30	1.07	0.71	0.99
Return on assets - operating (1)(4)	1.65	1.34	1.14	0.72	1.01
Dividend payout ratio - GAAP	23.17	27.27	34.62	56.25	45.00
Dividend payout ratio - operating (1)	22.89	26.47	32.73	56.25	43.90
Net interest margin (FTE) (4)	3.22	3.55	3.27	3.42	4.07
Efficiency ratio - GAAP	53.55	56.73	54.14	55.86	56.15
Efficiency ratio - operating (1)	52.68	55.42	52.24	55.59	55.59
Equity to total assets	10.95	11.29	11.47	11.81	12.54
Tangible common equity to tangible assets (3)	8.57	8.81	8.89	9.12	10.22

ASSET QUALITY
Nonperforming loans	$55,900	$61,599	$49,084	$48,021	$36,208	54
Foreclosed properties	596	647	953	477	475
Total NPAs	56,496	62,246	50,037	48,498	36,683	54
ACL - loans	126,866	137,010	134,256	103,669	81,905	55
Net charge-offs	(305)	1,515	2,538	6,149	8,114
ACL - loans to loans	1.09%	1.20%	1.14%	1.02%	0.92%
Net charge-offs to average loans (4)	(0.01)	0.05	0.09	0.25	0.37
NPAs to loans and foreclosed properties	0.48	0.55	0.42	0.48	0.41
NPAs to total assets	0.30	0.35	0.29	0.32	0.28

AVERAGE BALANCES ($ in millions)
Loans	$11,433	$11,595	$11,644	$9,773	$8,829	29
Investment securities	3,991	3,326	2,750	2,408	2,520	58
Earning assets	16,782	16,394	15,715	12,958	11,798	42
Total assets	18,023	17,698	17,013	14,173	12,944	39
Deposits	15,366	15,057	14,460	12,071	10,915	41
Shareholders’ equity	2,025	1,994	1,948	1,686	1,653	23
Common shares - basic (thousands)	87,322	87,258	87,129	78,920	79,340	10
Common shares - diluted (thousands)	87,466	87,333	87,205	78,924	79,446	10

AT PERIOD END ($ in millions)
Loans	$11,679	$11,371	$11,799	$10,133	$8,935	31
Investment securities	4,332	3,645	3,089	2,432	2,540	71
Total assets	18,557	17,794	17,153	15,005	13,086	42
Deposits	15,993	15,232	14,603	12,702	11,035	45
Shareholders’ equity	2,031	2,008	1,967	1,772	1,641	24
Common shares outstanding (thousands)	86,777	86,675	86,611	78,335	78,284	11
(1) Excludes merger-related and other charges. (2) Net income less preferred stock dividends, divided by average realized common equity, which excludes AOCI. (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Non-GAAP Performance Measures Reconciliation
Selected Financial Information
	2021	2020
(in thousands, except per share data)	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Expense reconciliation
Expenses (GAAP)	$95,194	$106,490	$95,981	$83,980	$81,538
Merger-related and other charges	(1,543)	(2,452)	(3,361)	(397)	(808)
Expenses - operating	$93,651	$104,038	$92,620	$83,583	$80,730

Net income reconciliation
Net income (GAAP)	$73,706	$59,502	$47,607	$25,096	$31,884
Merger-related and other charges	1,543	2,452	3,361	397	808
Income tax benefit of merger-related and other charges	(335)	(552)	(519)	(87)	(182)
Net income - operating	$74,914	$61,402	$50,449	$25,406	$32,510

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$0.82	$0.66	$0.52	$0.32	$0.40
Merger-related and other charges, net of tax	0.01	0.02	0.03	—	0.01
Diluted income per common share - operating	$0.83	$0.68	$0.55	$0.32	$0.41

Book value per common share reconciliation
Book value per common share (GAAP)	$22.15	$21.90	$21.45	$21.22	$20.80
Effect of goodwill and other intangibles	(4.32)	(4.34)	(4.36)	(4.27)	(4.28)
Tangible book value per common share	$17.83	$17.56	$17.09	$16.95	$16.52

Return on tangible common equity reconciliation
Return on common equity (GAAP)	15.37%	12.36%	10.06%	6.17%	7.85%
Merger-related and other charges, net of tax	0.26	0.41	0.63	0.08	0.16
Return on common equity - operating	15.63	12.77	10.69	6.25	8.01
Effect of goodwill and other intangibles	4.05	3.46	2.83	1.84	2.56
Return on tangible common equity - operating	19.68%	16.23%	13.52%	8.09%	10.57%

Return on assets reconciliation
Return on assets (GAAP)	1.62%	1.30%	1.07%	0.71%	0.99%
Merger-related and other charges, net of tax	0.03	0.04	0.07	0.01	0.02
Return on assets - operating	1.65%	1.34%	1.14%	0.72%	1.01%

Dividend payout ratio reconciliation
Dividend payout ratio (GAAP)	23.17%	27.27%	34.62%	56.25%	45.00%
Merger-related and other charges, net of tax	(0.28)	(0.80)	(1.89)	—	(1.10)
Dividend payout ratio - operating	22.89%	26.47%	32.73%	56.25%	43.90%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	53.55%	56.73%	54.14%	55.86%	56.15%
Merger-related and other charges	(0.87)	(1.31)	(1.90)	(0.27)	(0.56)
Efficiency ratio - operating	52.68%	55.42%	52.24%	55.59%	55.59%

Tangible common equity to tangible assets reconciliation
Equity to total assets (GAAP)	10.95%	11.29%	11.47%	11.81%	12.54%
Effect of goodwill and other intangibles	(1.86)	(1.94)	(2.02)	(2.05)	(2.32)
Effect of preferred equity	(0.52)	(0.54)	(0.56)	(0.64)	—
Tangible common equity to tangible assets	8.57%	8.81%	8.89%	9.12%	10.22%

Net Interest Revenue

Net interest revenue, which is the difference between the interest earned on assets and the interest paid on deposits and borrowed funds, is the single largest component of total revenue. Management seeks to optimize this revenue while balancing interest rate, credit and liquidity risks.

The banking industry generally uses two ratios to measure the relative profitability of net interest revenue. The net interest spread measures the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities. The interest rate spread eliminates the effect of noninterest-bearing deposits and shareholders’ equity and gives a direct perspective on the effect of market interest rate movements. The net interest margin is an indication of the profitability of a company’s balance sheet and is defined as net interest revenue as a percent of average total interest-earning assets, which includes the positive effect of funding a portion of interest-earning assets with noninterest-bearing deposits and shareholders’ equity.

Net interest revenue for the first quarters of 2021 and 2020 was $132 million and $119 million, respectively. As set forth in the following table, FTE net interest revenue for the first quarter of 2021 was $133 million, representing an increase of $13.6 million, or 11%, from the same period in 2020. The net interest spread for the first quarters of 2021 and 2020 was 3.06% and 3.73%, respectively. The net interest margin for the first quarters of 2021 and 2020 was 3.22% and 4.07%, respectively.

The following table indicates the relationship between interest revenue and expense and the average amounts of assets and liabilities for the periods indicated. Both average assets and average liabilities for the three months ended March 31, 2021 increased compared to the same period of 2020. The increase in average assets was primarily driven by increases in average loans of $2.60 billion, average securities of $1.47 billion and interest-bearing deposits in banks of $909 million. The increase in average liabilities was primarily driven by the $4.45 billion increase in average deposits, which funded much of the growth in average assets for the three months ended March 31, 2021.

In addition to organic growth, the increases in average loans and deposits reflect loans and deposits acquired from Seaside and the addition of PPP loans to our loan portfolio. PPP loans also contributed to deposit growth, since in many cases the proceeds of PPP loans remained in United customer deposit accounts during the first quarter of 2021. Approximately $2.30 billion of the increase in average loans can be attributed to the Seaside and PPP loan portfolios. In addition, the forgiveness of PPP loans has generated additional liquidity, reflected in higher cash balances and a larger investment portfolio.

The increase in net interest revenue for the three months ended March 31, 2021 compared to the same period of 2020 was primarily driven by the acquisition of Seaside, the loan growth discussed above and accelerated recognition of net deferred PPP loan fees upon loan forgiveness or repayment. These contributors to net interest revenue were partially offset by the impact of historically low interest rates and a $2.59 million decrease in purchase loan accretion compared to the same period of 2020, which in turn negatively impacted our net interest margin and net interest spread. Additionally, while PPP loans have significantly contributed to loan growth over the past few quarters, the low contractual interest rate on these loans has exerted negative pressure on the net interest margin and net interest spread. The impact of the decrease in net interest margin was partially mitigated by the growth in noninterest-bearing deposits, which increased $2.07 billion since the first quarter of 2020. Noninterest-bearing deposits comprised 36% of average total deposits for the first quarter of 2021 compared to 32% for the first quarter of 2020. The investment of excess cash into our securities portfolio also has helped improve the earning asset mix and mitigate the impact of the low interest rate environment.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended March 31,

	2021			2020
(dollars in thousands, FTE)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$11,432,908	$125,122	4.44%	$8,828,880	$117,796	5.37%
Taxable securities (3)	3,686,405	13,298	1.44	2,357,635	15,871	2.69
Tax-exempt securities (FTE) (1)(3)	304,983	2,888	3.79	162,253	2,045	5.04
Federal funds sold and other interest-earning assets	1,357,890	1,222	0.36	448,775	1,632	1.46
Total interest-earning assets (FTE)	16,782,186	142,530	3.44	11,797,543	137,344	4.68

Noninterest-earning assets:
Allowance for credit losses	(143,703)			(69,777)
Cash and due from banks	140,292			128,254
Premises and equipment	221,411			219,243
Other assets (3)	1,023,275			868,452
Total assets	$18,023,461			$12,943,715

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$3,331,043	1,486	0.18	$2,412,733	2,978	0.50
Money market	3,732,988	1,804	0.20	2,340,723	4,531	0.78
Savings	989,584	49	0.02	712,110	35	0.02
Time	1,642,423	1,588	0.39	1,841,552	7,250	1.58
Brokered time deposits	75,259	292	1.57	80,821	281	1.40
Total interest-bearing deposits	9,771,297	5,219	0.22	7,387,939	15,075	0.82
Federal funds purchased and other borrowings	12	—	—	396	1	1.02
Federal Home Loan Bank advances	3,333	2	0.24	165	1	2.44
Long-term debt	317,172	4,257	5.44	212,762	2,864	5.41
Total borrowed funds	320,517	4,259	5.39	213,323	2,866	5.40
Total interest-bearing liabilities	10,091,814	9,478	0.38	7,601,262	17,941	0.95

Noninterest-bearing liabilities:
Noninterest-bearing deposits	5,594,394			3,527,385
Other liabilities	312,610			162,187
Total liabilities	15,998,818			11,290,834
Shareholders' equity	2,024,643			1,652,881
Total liabilities and shareholders' equity	$18,023,461			$12,943,715

Net interest revenue (FTE)		$133,052			$119,403
Net interest-rate spread (FTE)			3.06%			3.73%
Net interest margin (FTE) (4)			3.22%			4.07%

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
(3)AFS securities are shown at amortized cost. Pretax unrealized gains of $58.3 million and $52.9 million in 2021 and 2020, respectively, are included in other assets for purposes of this presentation.
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

Table 3 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended March 31, 2021
	Compared to 2020 Increase (Decrease) Due to Changes in
	Volume	Rate	Total
Interest-earning assets:
Loans (FTE)	$30,863	$(23,537)	$7,326
Taxable securities	6,668	(9,241)	(2,573)
Tax-exempt securities (FTE)	1,450	(607)	843
Federal funds sold and other interest-earning assets	1,498	(1,908)	(410)
Total interest-earning assets (FTE)	40,479	(35,293)	5,186

Interest-bearing liabilities:
NOW and interest-bearing demand accounts	863	(2,355)	(1,492)
Money market accounts	1,801	(4,528)	(2,727)
Savings deposits	14	—	14
Time deposits	(710)	(4,952)	(5,662)
Brokered deposits	(20)	31	11
Total interest-bearing deposits	1,948	(11,804)	(9,856)
Federal funds purchased & other borrowings	—	(1)	(1)
FHLB advances	3	(2)	1
Long-term debt	1,401	(8)	1,393
Total borrowed funds	1,404	(11)	1,393
Total interest-bearing liabilities	3,352	(11,815)	(8,463)

Increase in net interest revenue (FTE)	$37,127	$(23,478)	$13,649

Provision for Credit Losses

The ACL represents management’s estimate of life of loan credit losses in the loan portfolio and unfunded loan commitments. Management’s estimate of credit losses under CECL is determined using a model that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the ACL and resulting provision for credit losses.

We recorded a negative provision for credit losses of $12.3 million for the three months ended March 31, 2021, compared to $22.2 million in provision expense for the same period in 2020. The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined by management reflecting expected life of loan losses. The negative provision expense for the three months ended March 31, 2021 compared to the same period of 2020 was primarily a result of an improved economic forecast compared to the first quarter of 2020 combined with net recoveries recognized during the first quarter of 2021. The provision for credit losses for the first quarter of 2020 was elevated due to a less optimistic economic forecast at the onset of the COVID-19 pandemic.

For the three months ended March 31, 2021, net loan charge-offs (recoveries) as an annualized percentage of average outstanding loans were (0.01)% compared to 0.37% for the same period in 2020. The net recoveries amount recorded during the first three months of 2021 was mostly attributable to one large commercial credit.

Additional discussion on credit quality and the ACL is included in the “Asset Quality and Risk Elements” section of MD&A in this Report.

Noninterest Income

The following table presents the components of noninterest income for the periods indicated.

Table 4 - Noninterest Income
(in thousands)

	Three Months Ended March 31,		Change
	2021	2020	Amount	Percent
Service charges and fees:
Overdraft fees	$2,342	$3,519	$(1,177)	(33)%
ATM and debit card fees	3,090	3,069	21	1
Other service charges and fees	2,138	2,050	88	4
Total service charges and fees	7,570	8,638	(1,068)	(12)
Mortgage loan gains and related fees	22,572	8,310	14,262	172
Wealth management fees	3,505	1,640	1,865	114
Gains on sales of other loans	1,030	1,674	(644)	(38)
Other noninterest income:
Other lending and loan servicing fees	2,160	1,665	495	30
Customer derivatives	1,692	1,407	285	20
Other investment gains (losses)	1,506	(1,157)	2,663
BOLI	857	845	12	1
Treasury management income	645	509	136	27
Other	3,168	2,283	885	39
Total other noninterest income	10,028	5,552	4,476	81
Total noninterest income	$44,705	$25,814	$18,891	73

During the first quarter of 2021, we recognized lower overdraft transaction fees compared to the same period of 2020 due to increased customer deposit account balances resulting from government stimulus payments combined with lower transaction volume due to the COVID-19 pandemic-related shutdown.

Mortgage loan gains and related fees for the first quarter of 2021 increased $14.3 million from the same period of 2020, reflecting an increase in demand for mortgage rate locks and mortgage refinances due to a historically low interest rate environment compared to the same period of 2020. During March of 2020, the national federal funds rate decreased 150 basis points in response to the COVID-19 pandemic. While mortgage interest rates have remained low, rates began trending upward toward the end of the first quarter of 2021. As a result, projected mortgage prepayments decelerated, which resulted in a positive fair value adjustment to the mortgage servicing rights asset, contributing to the increase in mortgage loan gain and related fees for the first quarter of 2021. The following table summarizes mortgage loan sales and closings for the periods presented.

Table 5 - Mortgage Loan Sales
(dollars in thousands)
	Three Months Ended March 31,
	2021	2020	% Change
Mortgage loans sold	$335,673	$259,112	30%
# of mortgage loans sold	1,405	1,158	21

Mortgage loans closed
Originations	$292,919	$218,578	34
Refinances	363,553	169,281	115
Total	$656,472	$387,859	69

# of mortgage loans closed	2,142	1,470	46

Wealth management fees for the first quarter of 2021 increased 114% compared to the same period of 2020, which was primarily driven by the addition of Three Shores’ wealth management business.

Gains on the sale of other loans for the first quarter of 2021 decreased $644,000 compared to the same period of 2020. For the periods presented, loans sold consisted of SBA/USDA loans and equipment financing receivables. Our SBA/USDA lending strategy includes selling a portion of the loan production each quarter. The amount of loans sold depends on several variables including the current lending environment and balance sheet management activities. During the first quarter of 2021, we sold more SBA/USDA loans compared to the same period of last year, as market conditions for the sale of these loans has improved since the onset of the COVID-19 pandemic. In the first quarter of 2020, due to the market disruption caused by the COVID-19 pandemic, we held more of our SBA/USDA loan production in portfolio rather than selling to the secondary market. From time to time, we also sell certain equipment financing receivables. During the first quarter of 2021, we sold a nominal amount of equipment financing receivables compared to the same period of 2020. The following table presents loans sold and the corresponding gains or losses recognized on the sale for the periods indicated.

Table 6 - Other Loan Sales
(in thousands)
	Three Months Ended March 31,
	2021		2020
	Loans Sold	Gain (Loss)	Loans Sold	Gain (Loss)
Guaranteed portion of SBA/USDA loans	$11,345	$1,023	$4,034	$415
Equipment financing receivables	1,059	7	22,217	1,259
Total	$12,404	$1,030	$26,251	$1,674

Other noninterest income for the first quarter of 2021 increased from the same period of 2020 primarily due to positive fair value adjustments on deferred compensation plan assets and other investments compared to negative fair value adjustments during the first quarter of 2020, which resulted from the COVID-19 pandemic related market disruption.

Noninterest Expenses

The following table presents the components of noninterest expenses for the periods indicated.

Table 7 - Noninterest Expenses
(in thousands)

	Three Months Ended March 31,		Change
	2021	2020	Amount	Percent
Salaries and employee benefits	$60,585	$51,358	$9,227	18%
Communications and equipment	7,203	5,946	1,257	21
Occupancy	6,956	5,714	1,242	22
Advertising and public relations	1,199	1,274	(75)	(6)
Postage, printing and supplies	1,822	1,670	152	9
Professional fees	4,234	4,097	137	3
Lending and loan servicing expense	2,877	2,293	584	25
Outside services - electronic banking	2,218	1,832	386	21
FDIC assessments and other regulatory charges	1,896	1,484	412	28
Amortization of core deposit intangibles	985	1,040	(55)	(5)
Other	3,676	4,022	(346)	(9)
Total excluding merger-related and other charges	93,651	80,730	12,921	16
Merger-related and other charges	1,543	808	735
Total noninterest expenses	$95,194	$81,538	$13,656	17

Salaries and employee benefits for the first quarter of 2021 increased 18% from same period of 2020. The increase was primarily attributable to higher mortgage commissions, other incentives and bonus accrual resulting from increased production and strong performance during the first quarter of 2021. The three months ended March 31, 2021 also reflects the addition of Three Shores employees. These increases were partially offset by a decrease in stock compensation expense and an increase in deferred loan costs, resulting from strong loan production, including mortgage and third round PPP loans, compared to the same period of 2020. Full time equivalent headcount totaled 2,396 at March 31, 2021, up from 2,332 at March 31, 2020.

Communications and equipment expense increased primarily due to incremental software contract costs. The increase in occupancy costs for the first quarter of 2021 compared to the same period of 2020 was mostly attributable to the addition of operating lease costs associated with the Three Shores’ locations. The increase in lending and loan servicing expense was driven by strong loan production in the first quarter of 2021. The increase in FDIC assessments and other regulatory charges was primarily attributable to an increased assessment base driven by higher average total assets compared to the first quarter of 2020, partly due to the acquisition of Three Shores. The decrease in other noninterest expense was attributable to lower travel expenses as a result of the COVID-19 pandemic and net gains on sale of foreclosed properties during the first quarter of 2021.

Merger-related and other charges for the three months ended March 31, 2021 consisted primarily of merger-related expenses associated with the acquisition of Three Shores, including costs associated with system conversion, which occurred during the first quarter of 2021. Merger-related and other charges for the three months ended March 31, 2020 consisted primarily of merger-related expenses associated with First Madison Bank & Trust and Three Shores, as well as branch closure costs.

Balance Sheet Review

Total assets at March 31, 2021 and December 31, 2020 were $18.6 billion and $17.8 billion, respectively. The increase in assets was primarily evident in loans, which included PPP loan originations during the quarter, and investments. An increase in customer deposits provided liquidity, some of which was strategically deployed to fund a larger investment portfolio. Total liabilities at March 31, 2021 and December 31, 2020 were $16.5 billion and $15.8 billion, respectively, with the increase quarter over quarter primarily due to the aforementioned customer deposit growth. Shareholders’ equity totaled $2.03 billion and $2.01 billion at March 31, 2021 and December 31, 2020, respectively.

Loans

Our loan portfolio is our largest category of interest-earning assets. Total loans averaged $11.4 billion in the first quarter of 2021, compared with $8.83 billion in the first quarter of 2020, an increase of 29%, much of which resulted from the Three Shores acquisition and our participation in the PPP program. At March 31, 2021, total loans were $11.7 billion, an increase of 3%, from December 31, 2020. The following table presents a summary by loan type of the loan portfolio, of which approximately 68% was secured by real estate at March 31, 2021.

Table 8 - Loans Outstanding
(in thousands)

	March 31, 2021		December 31, 2020
	Amortized Cost	% of total loans	Amortized Cost	% of total loans
Owner occupied commercial real estate	$2,107,153	18%	$2,090,443	18%
Income producing commercial real estate	2,598,482	22	2,540,750	22
Commercial & industrial (1)	2,643,279	23	2,498,560	22
Commercial construction	960,153	8	967,305	9
Equipment financing	912,650	8	863,830	8
Total commercial	9,221,717	79	8,960,888	79
Residential mortgage	1,362,088	12	1,284,920	11
HELOC	679,094	6	697,117	6
Residential construction	271,600	2	281,430	3
Consumer	144,045	1	146,460	1
Total loans	$11,678,544	100%	$11,370,815	100%
((1) Commercial and industrial loans as of March 31, 2021 and December 31, 2020 included $883 million and $646 million of PPP loans, respectively.

Asset Quality and Risk Elements

We manage asset quality and control credit risk through review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices. Our credit administration function is responsible for monitoring asset quality and Board approved portfolio concentration limits, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures. Additional information on our credit administration function is included in Part I, Item 1 under the heading Lending Activities in our 2020 10-K.

We classify loans as “substandard” when there is a well-defined weakness or weaknesses that jeopardizes the repayment by the borrower and there is a distinct possibility that we could sustain some loss if the deficiency is not corrected. Performing substandard loans, which are substandard loans that are still accruing interest, totaled $176 million and $165 million, respectively, at March 31, 2021 and December 31, 2020.

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

The ACL reflects management’s assessment of the life of loan expected credit losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if management’s assessment of loan quality or collateral values changes substantially with respect to one or more loan relationships or portfolios. The allocation of the ACL is based on reasonable and supportable forecasts, historical data, subjective judgment and estimates and therefore, is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for credit losses in future periods if, in their opinion, the results of their review warrant such additions. See the Critical Accounting Policies section of MD&A in our 2020 10-K for additional information on the allowance for credit losses.

The following table presents a summary of the changes in the ACL for the periods indicated.

Table 9 - ACL
(in thousands)

	Three Months Ended March 31,
	2021	2020
ACL - loans, beginning of period	$137,010	$62,089
Adoption of CECL	—	6,880
ACL - loans, adjusted beginning balance	137,010	68,969
Charge-offs:
Owner occupied commercial real estate	—	6
Income producing commercial real estate	1,007	411
Commercial & industrial	2,894	7,561
Commercial construction	178	—
Equipment financing	2,058	1,863
Residential mortgage	215	284
HELOC	—	20
Residential construction	10	22
Consumer	471	638
Total charge-offs	6,833	10,805
Recoveries:
Owner occupied commercial real estate	240	1,034
Income producing commercial real estate	16	141
Commercial & industrial	5,647	376
Commercial construction	156	141
Equipment financing	547	356
Residential mortgage	123	275
HELOC	73	103
Residential construction	70	34
Consumer	266	231
Total recoveries	7,138	2,691
Net (recoveries) charge-offs	(305)	8,114
(Release of) provision for credit losses - loans	(10,449)	21,050
ACL - loans, end of period	126,866	81,905

ACL - unfunded commitments, beginning of period	10,558	3,458
Adoption of CECL	—	1,871
ACL - unfunded commitments, adjusted beginning balance	10,558	5,329
(Release of) provision for credit losses - unfunded commitments	(1,832)	1,141
ACL - unfunded commitments, end of period	8,726	6,470

Total ACL	$135,592	$88,375

Total loans:
At period-end	$11,678,544	$8,935,424
Average	11,432,908	8,828,880
ACL - loans, as a percentage of period-end loans	1.09%	0.92%
As a percentage of average loans (annualized):
Net charge-offs	(0.01)	0.37
Provision for credit losses - loans	(0.37)	0.96

The reduction in the ACL since December 31, 2020 reflects an improved economic forecast, which includes an improved COVID-19 pandemic outlook, projected GDP growth, and a continued low interest rate environment. Qualitative factors were used to moderate the improvement in the economic forecast for certain portfolios to compensate for the increase in criticized and classified assets at March 31, 2021. In addition, the impact of loan growth on the ACL was partially mitigated by the fact that PPP loans originated during the first quarter of 2021 of approximately $518 million were considered low risk assets due to the 100% guarantee by the SBA.

Nonperforming Assets

NPAs, which include nonaccrual loans and foreclosed properties, totaled $56.5 million at March 31, 2021, compared with $62.2 million at December 31, 2020. The decrease in NPAs since December 31, 2020 is primarily a result of a decrease in nonaccrual loans.

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

The table below summarizes NPAs.

Table 10 - NPAs
(in thousands)

	March 31, 2021	December 31, 2020
Nonaccrual loans:
Owner occupied commercial real estate	7,908	8,582
Income producing commercial real estate	13,740	15,149
Commercial & industrial	13,864	16,634
Commercial construction	1,984	1,745
Equipment financing	2,171	3,405
Total commercial	39,667	45,515
Residential mortgage	14,050	12,858
HELOC	1,707	2,487
Residential construction	322	514
Consumer	154	225
Total nonaccrual loans	55,900	61,599
Foreclosed properties	596	647
Total NPAs	$56,496	$62,246

Nonaccrual loans as a percentage of total loans	0.48%	0.54%
NPAs as a percentage of total loans and foreclosed properties	0.48	0.55
NPAs as a percentage of total assets	0.30	0.35

At March 31, 2021 and December 31, 2020, we had $59.3 million and $61.6 million, respectively, in loans with terms that have been modified in TDRs. Included therein were $17.3 million and $20.6 million, respectively, of TDRs that were classified as nonaccrual and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $42.0 million and $41.0 million, respectively, were performing according to their modified terms and were therefore not considered to be nonperforming assets.

The CARES Act and interagency guidance granted temporary relief from TDR classification for certain loans restructured as a result of COVID-19. During 2020, we granted a significant number of payment deferral requests to our borrowers related to the economic disruption created by COVID-19. We continued to grant payment deferral requests in 2021 to certain borrowers. The following table presents remaining COVID-19 related deferrals that, to the extent they qualified for exemption, were not considered TDRs as of March 31, 2021 and December 31, 2020.

Table 11 - COVID-19 Deferrals
(in thousands)

	March 31, 2021	December 31, 2020
Owner occupied commercial real estate	$6,399	$4,774
Income producing commercial real estate	21,734	45,190
Commercial & industrial	1,163	5,682
Commercial construction	73	1,745
Equipment financing	12,135	3,474
Total commercial	41,504	60,865
Residential mortgage	6,165	8,731
HELOC	368	1,012
Residential construction	45	55
Consumer	23	46
Total COVID-19 deferrals	$48,105	$70,709

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
At March 31, 2021 and December 31, 2020, we had HTM debt securities with a carrying amount of $588 million and $420 million, respectively, and AFS debt securities totaling $3.74 billion and $3.22 billion, respectively. The increased balances at March 31, 2021 reflect our decision to deploy liquidity generated through strong deposit growth by purchasing additional investment securities. At March 31, 2021 and December 31, 2020, the securities portfolio represented approximately 23% and 20%, respectively, of total assets.
In accordance with CECL, our HTM debt securities portfolio is evaluated quarterly to assess whether an ACL is required. We measure expected credit losses on HTM debt securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At March 31, 2021 and December 31, 2020, calculated credit losses on HTM debt securities were not material due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies, GSEs, high credit quality municipalities and supranational entities. As a result, no ACL for HTM debt securities was recorded.
For AFS debt securities in an unrealized loss position, if we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the security's amortized cost basis is written down to fair value through income. Absent an intent or more than likely requirement to sell, we evaluate whether the decline in fair value has resulted from credit losses or other factors. The evaluation considers factors such as the extent to which fair value is less than amortized cost, changes to the security’s rating, and adverse conditions specific to the security. If the evaluation indicates a credit loss exists, an ACL may be recorded, with such allowance limited to the amount by which fair value is below amortized cost. Any impairment unrelated to credit factors is recognized in OCI. At March 31, 2021 and December 31, 2020, there was no ACL related to the AFS debt securities portfolio. Losses on fixed income securities at March 31, 2021 and December 31, 2020 primarily reflected the effect of changes in interest rates.
Deposits

Customer deposits are the primary source of funds for the continued growth of our earning assets. Our high level of service, as evidenced by our strong customer satisfaction scores, has been instrumental in attracting and retaining customer deposit accounts. In addition to organic growth, at March 31, 2021, the increase in core transaction deposits was also attributable to PPP-related deposits. The following table sets forth the deposit composition for the periods indicated.

Table 12 - Deposits
(in thousands)

	March 31, 2021	December 31, 2020
Noninterest-bearing demand	$6,058,439	$5,390,291
NOW and interest-bearing demand	3,417,915	3,346,490
Money market and savings	4,729,011	4,501,189
Time	1,587,653	1,704,290
Total customer deposits	15,793,018	14,942,260
Brokered deposits	200,202	290,098
Total deposits	$15,993,220	$15,232,358

Borrowing Activities

At March 31, 2021 and December 31, 2020, we had long-term debt outstanding of $312 million and $327 million, respectively, which includes senior debentures, subordinated debentures, and trust preferred securities. The reduction in long-term debt since December 31, 2020 is a result of the repayment of the 2025 subordinated debentures and the Southern Bancorp Capital Trust I trust preferred securities of $11.3 million and $4.38 million, respectively. During the first quarter of 2021, we also provided a redemption notice to the holders of the 2022 senior debentures of $50.0 million. Repayment is scheduled to occur during the second quarter of 2021.

Contractual Obligations

There have not been any material changes to our contractual obligations since December 31, 2020.

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

All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The total amount of these instruments does not necessarily represent future cash requirements because a significant portion of these instruments expire without being used. We are not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments, or that could significantly affect earnings. See Note 22 to the consolidated financial statements included in our 2020 10-K and Note 11 to the consolidated financial statements in this Report for additional information on off-balance sheet arrangements.

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

Net interest revenue and the fair value of financial instruments are influenced by changes in the level of interest rates. We limit our exposure to fluctuations in interest rates through policies established by our ALCO and approved by the Board. The ALCO meets periodically and has responsibility for formulating and recommending asset/liability management policies to the Board, formulating and implementing strategies to improve balance sheet positioning and/or earnings, and reviewing interest rate sensitivity.

One of the tools management uses to estimate and manage the sensitivity of net interest revenue to changes in interest rates is an asset/liability simulation model. Resulting estimates are based upon several assumptions for each scenario, including loan and deposit re-pricing characteristics and the rate of prepayments. The ALCO periodically reviews the assumptions for reasonableness based on historical data and future expectations; however, actual net interest revenue may differ from model results. The primary objective of the simulation model is to measure the potential change in net interest revenue over time using multiple interest rate scenarios. The base scenario assumes rates remain flat and is the scenario to which all others are compared, in order to measure the change in net interest revenue. Policy limits are based on immediate rate shock scenarios, as well as gradually rising and falling rate scenarios, which are all compared to the base scenario. Our assumptions include floors such that market rates and discount rates do not go below zero. Other scenarios analyzed may include delayed rate shocks, yield curve steepening or flattening, or other variations in rate movements. While the primary policy scenarios focus on a 12-month time frame, longer time horizons are also modeled.

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

Table 13 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	March 31, 2021		December 31, 2020
Change in Rates	Shock	Ramp	Shock	Ramp
100 basis point increase	2.84%	2.17%	3.80%	2.88%
100 basis point decrease	(2.80)	(2.49)	(1.89)	(1.82)

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

Derivative financial instruments that are designated as accounting hedges are classified as either cash flow or fair value hedges. The change in fair value of cash flow hedges is recognized in OCI. Fair value hedges recognize in earnings both the effect of the change in the fair value of the derivative financial instrument and the offsetting effect of the change in fair value of the hedged asset or liability associated with the particular risk of that asset or liability being hedged. We have other derivative financial instruments that are not designated as accounting hedges, but are used for interest rate risk management purposes and as effective economic hedges. Derivative financial instruments that are not accounted for as accounting hedges are marked to market through earnings.
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
At March 31, 2021, we had sufficient qualifying collateral to provide borrowing capacity for FHLB advances of $1.46 billion and Federal Reserve discount window borrowing capacity of $1.63 billion, as well as unpledged investment securities of $3.10 billion that could be used as collateral for additional borrowings. In addition to these wholesale sources, we have the ability to attract retail deposits by competing more aggressively on pricing.
As disclosed in the consolidated statement of cash flows, net cash provided by operating activities was $34.7 million for the three months ended March 31, 2021. Net income of $73.7 million for the three-month period included non-cash expense and income items consisting primarily of the following: release of provision of $12.3 million, deferred income tax expense of $9.17 million, stock-based compensation expense of $1.51 million, net gains on the sales of other loans of $1.03 million and net depreciation, amortization and accretion income of $681,000. Uses of cash from operating activities included an increase in loans held for sale of $59.5 million, which was partially offset by cash provided by a decrease in other assets and accrued interest receivable of $15.2 million and an increase in accrued expenses and other liabilities of $8.65 million. Net cash used in investing activities of $1.04 billion included a $293 million net increase in loans, $760 million in purchases of AFS debt securities, $193 million in purchases of HTM debt securities, $5.75 million in additional investments in equity investments and $2.49 million in purchases of premises and equipment. These uses of cash were partially offset by $184 million in proceeds from maturities and calls of AFS debt securities, $24.6 million in proceeds from maturities and calls of HTM debt securities and $4.98 million in receipts from equity investments. Net cash provided by financing activities of $728 million consisted primarily of a net increase in deposits of $762 million, which was partially offset by the repayment of long-term debt of $15.6 million and payment of cash dividends on common and preferred stock of $17.6 million. In the opinion of management, our liquidity position at March 31, 2021 was sufficient to meet our expected cash flow requirements.

Capital Resources and Dividends

Shareholders’ equity at March 31, 2021 was $2.03 billion, an increase of $23.6 million from December 31, 2020 primarily due to year-to-date earnings partially offset by dividends declared and a decrease in the value of AFS securities.

The following table shows capital ratios, as calculated under applicable regulatory guidelines, at March 31, 2021 and December 31, 2020. As of March 31, 2021, capital levels remained characterized as “well-capitalized” under prompt corrective action provisions in effect at the time. The decrease in the Bank’s ratios as of March 31, 2021 was primarily attributable to a dividend paid to the Holding Company.

Additional information related to capital ratios, as calculated under regulatory guidelines, as of March 31, 2021 and December 31, 2020, is provided in Note 10 to the consolidated financial statements.

Table 14 – Capital Ratios

				United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum	Well- Capitalized	Minimum Capital Plus Capital Conservation Buffer	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Risk-based ratios:
CET1 capital	4.5%	6.5%	7.0%	12.34%	12.31%	12.80%	13.31%
Tier 1 capital	6.0	8.0	8.5	13.11	13.10	12.80	13.31
Total capital	8.0	10.0	10.5	14.92	15.15	13.66	14.28
Leverage ratio	4.0	5.0	N/A	9.39	9.28	9.13	9.42

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk as of March 31, 2021 from that presented in our 2020 10-K. Our interest rate sensitivity position at March 31, 2021 is set forth in Table 13 in MD&A of this Report and incorporated herein by this reference.

Item 4.    Controls and Procedures

    (a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of March 31, 2021. Based on that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

    (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Items 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 25, 2021.

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

101
Interactive data files for United Community Bank, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements in Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from United Community Bank’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (formatted in Inline XBRL and included in Exhibit 101)

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

Date: May 7, 2021