Form 10-Q
period 2021-06-30
UNITED COMMUNITY BANKS INC
filed 2021-08-06
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
Yes ☐ No ☒

There were 86,627,703 shares of the registrant’s common stock, par value $1 per share, outstanding as of July 31, 2021.

UNITED COMMUNITY BANKS, INC.
FORM 10-Q

Glossary of Defined Terms

The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
2020 10-K	Annual Report on Form 10-K for the year ended December 31, 2020
ACL	Allowance for credit losses
AFS	Available-for-sale
ALCO	Asset/Liability Management Committee
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting standards update
Bank	United Community Bank
Board	United Community Banks Inc., Board of Directors
BOLI	Bank-owned life insurance
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current expected credit loss model
CET1	Common equity tier 1
CME	Chicago Mercantile Exchange
Company	United Community Banks Inc. (interchangeable with "United" below)
CVA	Credit valuation adjustments
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve System
FHLB	Federal Home Loan Bank
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
GSE	U.S. government-sponsored enterprise
HELOC	Home equity lines of credit
Holding Company	United Community Banks, Inc. on an unconsolidated basis
HTM	Held-to-maturity
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MBS	Mortgage-backed securities
NOW	Negotiable order of withdrawal
NPA	Nonperforming asset
OCI	Other comprehensive income (loss)
PCD	Purchased credit deteriorated loans
PPP	Paycheck Protection Program
Report	Quarterly Report on Form 10-Q
SBA	United States Small Business Administration
Seaside	Seaside National Bank & Trust, subsidiary bank of Three Shores Bancorporation, Inc.
SEC	Securities and Exchange Commission
TDR	Troubled debt restructuring
Three Shores	Three Shores Bancorporation, Inc., parent company of Seaside National Bank & Trust
U.S. Treasury	United States Department of the Treasury
United	United Community Banks, Inc. and its direct and indirect subsidiaries
USDA	United States Department of Agriculture

Cautionary Note Regarding Forward-looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither statements of historical or current fact nor are they assurances of future performance and generally can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “could”, “should”, “projects”, “plans”, “goal”, “targets”, “potential”, “estimates”, “pro forma”, “seeks”, “intends”, or “anticipates”, or similar expressions. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions or events, and statements about our future performance, operations, products and services, and should be viewed with caution.

Because forward-looking statements relate to the future, they are subject to known and unknown risks, uncertainties, assumptions, and changes in circumstances, many of which are beyond our control, and that are difficult to predict as to timing, extent, likelihood and degree of occurrence, and that could cause actual results to differ materially from the results implied or anticipated by the statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, but are not limited to the following:

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
•risks with respect to pending or future mergers or acquisitions, including our ability to successfully expand and complete acquisitions and integrate businesses and operations that we acquire;
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

We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and readers should not place undue reliance on forward-looking statements. Additional factors that may cause actual results to differ materially from those contemplated by any forward-looking statements also may be found in our 2020 10-K (including the “Risk Factor” section of that report), Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the SEC and available at the SEC’s website at http://www.sec.gov. We do not intend to and, except as required by law, hereby disclaim any obligation to update or revise any forward-looking statement contained in this Form 10-Q, which speaks only as of the date hereof, whether as a result of new information, future events, or otherwise. The financial statements and information contained herein have not been reviewed, or confirmed for accuracy or relevance, by the FDIC or any other regulator.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	June 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$121,589	$148,896
Interest-bearing deposits in banks	1,297,808	1,459,723
Cash and cash equivalents	1,419,397	1,608,619
Debt securities available-for-sale	4,075,781	3,224,721
Debt securities held-to-maturity (fair value $861,488 and $437,193, respectively)	852,404	420,361
Loans held for sale at fair value	98,194	105,433
Loans and leases held for investment	11,390,746	11,370,815
Less allowance for credit losses - loans and leases	(111,616)	(137,010)
Loans and leases, net	11,279,130	11,233,805
Premises and equipment, net	224,980	218,489
Bank owned life insurance	203,449	201,969
Accrued interest receivable	43,521	47,672
Net deferred tax asset	32,918	38,411
Derivative financial instruments	58,489	86,666
Goodwill and other intangible assets, net	379,909	381,823
Other assets	227,551	226,405
Total assets	$18,895,723	$17,794,374
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$6,260,756	$5,390,291
Interest-bearing deposits	10,067,011	9,842,067
Total deposits	16,327,767	15,232,358
Long-term debt	261,919	326,956
Derivative financial instruments	27,089	29,003
Accrued expenses and other liabilities	192,662	198,527
Total liabilities	16,809,437	15,786,844
Shareholders' equity:
Preferred stock, $1 par value: 10,000,000 shares authorized; Series I, $25,000 per share liquidation preference; 4,000 shares issued and outstanding	96,422	96,422
Common stock, $1 par value: 200,000,000 and 150,000,000 shares authorized, respectively; 86,664,894 and 86,675,279 shares issued and outstanding, respectively	86,665	86,675
Common stock issuable: 571,580 and 600,834 shares, respectively	10,650	10,855
Capital surplus	1,636,875	1,638,999
Retained earnings	244,006	136,869
Accumulated other comprehensive income	11,668	37,710
Total shareholders' equity	2,086,286	2,007,530
Total liabilities and shareholders' equity	$18,895,723	$17,794,374

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest revenue:
Loans, including fees	$128,058	$107,862	$253,784	$225,925
Investment securities, including tax exempt of $2,255 and $1,570 and $4,405 and $3,093, respectively	17,542	15,615	32,990	33,009
Deposits in banks and short-term investments	209	128	577	1,218
Total interest revenue	145,809	123,605	287,351	260,152

Interest expense:
Deposits	3,620	11,271	8,839	26,346
Short-term borrowings	—	—	2	2
Long-term debt	3,813	3,030	8,070	5,894
Total interest expense	7,433	14,301	16,911	32,242
Net interest revenue	138,376	109,304	270,440	227,910
(Release of) provision for credit losses	(13,588)	33,543	(25,869)	55,734
Net interest revenue after provision for credit losses	151,964	75,761	296,309	172,176

Noninterest income:
Service charges and fees	8,335	6,995	15,905	15,633
Mortgage loan gains and other related fees	11,136	23,659	33,708	31,969
Wealth management fees	3,822	1,324	7,327	2,964
Gains from sales of other loans, net	4,123	1,040	5,153	2,714
Securities gains, net	41	—	41	—
Other	8,384	7,220	18,412	12,772
Total noninterest income	35,841	40,238	80,546	66,052
Total revenue	187,805	115,999	376,855	238,228

Noninterest expenses:
Salaries and employee benefits	59,414	51,811	119,999	103,169
Communications and equipment	7,408	6,556	14,611	12,502
Occupancy	7,078	5,945	14,034	11,659
Advertising and public relations	1,493	2,260	2,692	3,534
Postage, printing and supplies	1,618	1,613	3,440	3,283
Professional fees	4,928	4,823	9,162	8,920
Lending and loan servicing expense	3,181	3,189	6,058	5,482
Outside services - electronic banking	2,285	1,796	4,503	3,628
FDIC assessments and other regulatory charges	1,901	1,558	3,797	3,042
Amortization of intangibles	929	987	1,914	2,027
Merger-related and other charges	1,078	397	2,621	1,205
Other	4,227	3,045	7,903	7,067
Total noninterest expenses	95,540	83,980	190,734	165,518
Income before income taxes	92,265	32,019	186,121	72,710
Income tax expense	22,005	6,923	42,155	15,730
Net income	$70,260	$25,096	$143,966	$56,980

Net income available to common shareholders	$68,109	$24,913	$139,634	$56,554

Net income per common share:
Basic	$0.78	$0.32	$1.60	$0.71
Diluted	0.78	0.32	1.60	0.71
Weighted average common shares outstanding:
Basic	87,289	78,920	87,306	79,130
Diluted	87,421	78,924	87,443	79,186

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2021
Net income	$92,265	$(22,005)	$70,260	$186,121	$(42,155)	$143,966
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses) arising during the period	10,268	(1,470)	8,798	(39,967)	11,080	(28,887)
Reclassification adjustment for gains included in net income	(41)	14	(27)	(41)	14	(27)
Net unrealized gains (losses)	10,227	(1,456)	8,771	(40,008)	11,094	(28,914)
Derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives arising during the period	(2,739)	700	(2,039)	3,044	(777)	2,267
Reclassification of losses on derivative instruments realized in net income	147	(37)	110	291	(74)	217
Net cash flow hedge activity	(2,592)	663	(1,929)	3,335	(851)	2,484
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	261	(67)	194	522	(134)	388
Total other comprehensive income (loss)	7,896	(860)	7,036	(36,151)	10,109	(26,042)
Comprehensive income	$100,161	$(22,865)	$77,296	$149,970	$(32,046)	$117,924

2020
Net income	$32,019	$(6,923)	$25,096	$72,710	$(15,730)	$56,980
Other comprehensive income:
Unrealized gains on available-for-sale securities	28,985	(6,969)	22,016	42,670	(10,402)	32,268
Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity	96	(23)	73	179	(43)	136
Derivative instruments designated as cash flow hedges:
Unrealized holding losses on derivatives arising during the period	(828)	211	(617)	(828)	211	(617)
Reclassification of losses on derivative instruments realized in net income	67	(17)	50	67	(17)	50
Net cash flow hedge activity	(761)	194	(567)	(761)	194	(567)
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	214	(55)	159	428	(109)	319
Total other comprehensive income	28,534	(6,853)	21,681	42,516	(10,360)	32,156
Comprehensive income	$60,553	$(13,776)	$46,777	$115,226	$(26,090)	$89,136

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(in thousands except share data)

	Shares of Common Stock	Preferred Stock	Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2020	78,283,544	$—	$78,284	$10,534	$1,478,719	$54,206	$18,869	$1,640,612
Net income						25,096		25,096
Other comprehensive income							21,681	21,681
Issuance of preferred stock		96,660						96,660
Common stock dividends ($0.18 per share)						(14,312)		(14,312)
Impact of equity-based compensation awards	38,247		38	11	1,524			1,573
Impact of other United sponsored equity plans	13,336		13	101	221			335
Balance at June 30, 2020	78,335,127	$96,660	$78,335	$10,646	$1,480,464	$64,990	$40,550	$1,771,645

Balance at March 31, 2021	86,776,508	$96,422	$86,777	$10,485	$1,640,583	$192,185	$4,632	$2,031,084
Net income						70,260		70,260
Other comprehensive income							7,036	7,036
Preferred stock dividends						(1,719)		(1,719)
Common stock dividends ($0.19 per share)						(16,720)		(16,720)
Purchases of common stock	(150,000)		(150)		(4,951)			(5,101)
Impact of equity-based compensation awards	35,675		35	71	1,166			1,272
Impact of other United sponsored equity plans	2,711		3	94	77			174
Balance at June 30, 2021	86,664,894	$96,422	$86,665	$10,650	$1,636,875	$244,006	$11,668	$2,086,286

Balance at December 31, 2019	79,013,729	—	79,014	11,491	1,496,641	40,152	8,394	1,635,692
Net income						56,980		56,980
Other comprehensive income							32,156	32,156
Issuance of preferred stock		96,660						96,660
Purchases of common stock	(826,482)		(827)		(19,955)			(20,782)
Common stock dividends ($0.36 per share)						(28,613)		(28,613)
Impact of equity-based compensation awards	62,252		62	676	2,839			3,577
Impact of other United sponsored equity plans	85,628		86	(1,521)	939			(496)
Adoption of new accounting standard						(3,529)		(3,529)
Balance at June 30, 2020	78,335,127	$96,660	$78,335	$10,646	$1,480,464	$64,990	$40,550	$1,771,645

Balance at December 31, 2020	86,675,279	96,422	86,675	10,855	1,638,999	136,869	37,710	2,007,530
Net income						143,966		143,966
Other comprehensive loss							(26,042)	(26,042)
Purchases of common stock	(150,000)		(150)		(4,951)			(5,101)
Preferred stock dividends						(3,438)		(3,438)
Common stock dividends ($0.38 per share)						(33,391)		(33,391)
Impact of equity-based compensation awards	70,845		71	647	1,570			2,288
Impact of other United sponsored equity plans	68,770		69	(852)	1,257			474
Balance at June 30, 2021	86,664,894	$96,422	$86,665	$10,650	$1,636,875	$244,006	$11,668	$2,086,286

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income	$143,966	$56,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	(2,961)	5,205
(Release of) provision for credit losses	(25,869)	55,734
Stock based compensation	3,141	4,256
Deferred income tax expense (benefit)	14,621	(2,356)
Securities gains, net	(41)	—
Gains from sales of other loans, net	(5,153)	(2,714)
Changes in assets and liabilities:
Other assets and accrued interest receivable	20,444	(76,407)
Accrued expenses and other liabilities	7,071	15,929
Loans held for sale	7,239	(40,993)
Net cash provided by operating activities	162,458	15,634

Investing activities:
Debt securities held-to-maturity:
Proceeds from maturities and calls	35,590	19,889
Purchases	(468,740)	(43,118)
Debt securities available-for-sale:
Proceeds from sales	78,111	1,000
Proceeds from maturities and calls	456,899	296,744
Purchases	(1,437,481)	(110,481)
Net decrease (increase) in loans	8,861	(1,306,120)
Equity investments, outflows	(8,432)	(8,583)
Equity investments, inflows	5,026	—
Proceeds from sales of premises and equipment	840	102
Purchases of premises and equipment	(14,565)	(3,655)
Proceeds from sale of other real estate	2,042	278
Other investing activities	767	2,730
Net cash used in investing activities	(1,341,082)	(1,151,214)

Financing activities:
Net increase in deposits	1,096,791	1,805,016
Repayment of long-term debt	(65,632)	—
Proceeds from FHLB advances	5,000	5,000
Repayment of FHLB advances	(5,000)	(5,000)
Proceeds from issuance of senior debentures, net of issuance costs	—	98,638
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	320	426
Cash paid for shares withheld to cover payroll taxes upon vesting of restricted stock units	(945)	(1,868)
Proceeds from issuance of Series I preferred stock, net of issuance costs	—	96,660
Repurchase of common stock	(5,101)	(20,782)
Cash dividends on common stock	(32,593)	(28,755)
Cash dividends on preferred stock	(3,438)	—
Net cash provided by financing activities	989,402	1,949,335

Net change in cash and cash equivalents	(189,222)	813,755
Cash and cash equivalents, at beginning of period	1,608,619	515,206
Cash and cash equivalents, at end of period	$1,419,397	$1,328,961

Supplemental disclosures of cash flow information:
Significant non-cash investing and financing transactions:
Unsettled government guaranteed loan sales	$6,435	$289
Transfers of loans to foreclosed properties	1,333	355

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

Recently Issued Standards

In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments. The update amends the lease classification requirements for lessors to align them with practice under the former lease accounting standard. Specifically, lessors should classify a lease with variable lease payments that do not depend on a reference index or rate as an operating lease if certain criteria are met. Adoption of this update, which is effective for United as of January 1, 2022, is not expected to have a material impact on the consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Investment Securities

The amortized cost basis, unrealized gains and losses and fair value of HTM debt securities as of the dates indicated are as follows (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2021
U.S. Treasuries	$19,788	$267	$—	$20,055
U.S. Government agencies & GSEs	59,709	334	351	59,692
State and political subdivisions	248,768	5,742	1,749	252,761
Residential MBS, Agency & GSEs	223,571	3,706	1,079	226,198
Commercial MBS, Agency & GSEs	285,568	4,126	1,950	287,744
Supranational entities	15,000	38	—	15,038
Total	$852,404	$14,213	$5,129	$861,488

As of December 31, 2020
U.S. Government agencies & GSEs	$10,575	$26	$11	$10,590
State and political subdivisions	197,723	7,658	242	205,139
Residential MBS, Agency & GSEs	113,400	4,774	1	118,173
Commercial MBS, Agency & GSEs	98,663	4,874	246	103,291
Total	$420,361	$17,332	$500	$437,193

The amortized cost basis, unrealized gains and losses, and fair value of AFS debt securities as of the dates indicated are presented below (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2021
U.S. Treasuries	$138,884	$3,196	$—	$142,080
U.S. Government agencies & GSEs	153,601	871	1,848	152,624
State and political subdivisions	273,433	17,154	1,241	289,346
Residential MBS, Agency & GSEs	1,831,697	21,089	11,809	1,840,977
Residential MBS, Non-agency	132,100	3,972	4	136,068
Commercial MBS, Agency & GSEs	695,417	4,626	8,676	691,367
Commercial MBS, Non-agency	15,219	1,622	—	16,841
Corporate bonds	150,736	1,329	254	151,811
Asset-backed securities	652,093	2,914	340	654,667
Total	$4,043,180	$56,773	$24,172	$4,075,781

As of December 31, 2020
U.S. Treasuries	$123,677	$4,395	$—	$128,072
U.S. Government agencies & GSEs	152,596	701	325	152,972
State and political subdivisions	253,630	20,891	49	274,472
Residential MBS, Agency & GSEs	1,275,551	29,107	766	1,303,892
Residential MBS, Non-agency	174,322	7,499	128	181,693
Commercial MBS, Agency & GSEs	524,852	8,013	597	532,268
Commercial MBS, Non-agency	15,350	1,513	—	16,863
Corporate bonds	70,057	1,711	1	71,767
Asset-backed securities	562,076	1,278	632	562,722
Total	$3,152,111	$75,108	$2,498	$3,224,721

Securities with a carrying value of $1.15 billion and $1.11 billion were pledged, primarily to secure public deposits, at June 30, 2021 and December 31, 2020, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

 The following table summarizes HTM debt securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2021
U.S. Government agencies & GSEs	$10,143	$351	$—	$—	$10,143	$351
State and political subdivisions	85,484	1,749	—	—	85,484	1,749
Residential MBS, Agency & GSEs	89,888	1,078	120	1	90,008	1,079
Commercial MBS, Agency & GSEs	125,226	1,950	—	—	125,226	1,950
Total unrealized loss position	$310,741	$5,128	$120	$1	$310,861	$5,129

As of December 31, 2020
U.S. Government agencies & GSEs	$4,677	$11	$—	$—	$4,677	$11
State and political subdivisions	14,870	242	—	—	14,870	242
Residential MBS, Agency & GSEs	999	1	—	—	999	1
Commercial MBS, Agency & GSEs	24,956	236	1,352	10	26,308	246
Total unrealized loss position	$45,502	$490	$1,352	$10	$46,854	$500

The following table summarizes AFS debt securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2021
U.S. Government agencies & GSEs	$78,309	$1,848	$—	$—	$78,309	$1,848
State and political subdivisions	52,132	1,241	—	—	52,132	1,241
Residential MBS, Agency & GSEs	897,499	11,799	847	10	898,346	11,809
Residential MBS, Non-agency	—	—	2,455	4	2,455	4
Commercial MBS, Agency & GSEs	457,568	8,633	1,025	43	458,593	8,676
Corporate bonds	56,854	254	—	—	56,854	254
Asset-backed securities	116,960	305	24,710	35	141,670	340
Total unrealized loss position	$1,659,322	$24,080	$29,037	$92	$1,688,359	$24,172

As of December 31, 2020
U.S. Government agencies & GSEs	$27,952	$324	$607	$1	$28,559	$325
State and political subdivisions	9,402	49	—	—	9,402	49
Residential MBS, Agency & GSEs	232,199	766	—	—	232,199	766
Residential MBS, Non-agency	2,331	128	—	—	2,331	128
Commercial MBS, Agency & GSEs	89,918	597	—	—	89,918	597
Corporate bonds	1,410	1	—	—	1,410	1
Asset-backed securities	87,305	28	53,587	604	140,892	632
Total unrealized loss position	$450,517	$1,893	$54,194	$605	$504,711	$2,498

At June 30, 2021, there were 232 AFS debt securities and 49 HTM debt securities that were in an unrealized loss position. United does not intend to sell nor does it believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at June 30, 2021 were primarily attributable to changes in interest rates.

At June 30, 2021 and December 31, 2020, calculated credit losses and, thus, the related ACL on HTM debt securities were not material due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies, GSEs, high credit quality municipalities and supranational entities. As a result, no ACL was recorded on the HTM portfolio at June 30, 2021 or December 31, 2020. In addition, based on the assessments performed at June 30, 2021 and December 31, 2020, there was no ACL required related to the AFS portfolio.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents accrued interest receivable for the periods indicated on HTM and AFS debt securities (in thousands), which was excluded from the estimate of credit losses.

	Accrued Interest Receivable
	June 30, 2021	December 31, 2020
HTM	$2,886	$1,784
AFS	9,809	9,114

The amortized cost and fair value of AFS and HTM debt securities at June 30, 2021, by contractual maturity, are presented in the following table (in thousands). Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year:
U.S. Treasuries	$44,930	$45,341	$—	$—
U.S. Government agencies & GSEs	279	281	—	—
State and political subdivisions	20,000	20,000	1,700	1,718
Corporate bonds	11,534	11,556	—	—
	76,743	77,178	1,700	1,718
1 to 5 years:
U.S. Treasuries	79,030	81,706	—	—
U.S. Government agencies & GSEs	13,835	13,894	—	—
State and political subdivisions	43,350	45,580	14,501	15,763
Corporate bonds	71,166	71,855	—	—
	207,381	213,035	14,501	15,763
5 to 10 years:
U.S. Treasuries	14,924	15,033	19,788	20,055
U.S. Government agencies & GSEs	82,724	81,373	29,604	29,879
State and political subdivisions	86,931	91,420	31,126	32,227
Corporate bonds	67,256	67,515	—	—
Supranational entities	—	—	15,000	15,038
	251,835	255,341	95,518	97,199
More than 10 years:
U.S. Government agencies & GSEs	56,763	57,076	30,105	29,813
State and political subdivisions	123,152	132,346	201,441	203,053
Corporate bonds	780	885	—	—
	180,695	190,307	231,546	232,866
Debt securities not due at a single maturity date:
Asset-backed securities	652,093	654,667	—	—
Residential MBS	1,963,797	1,977,045	223,571	226,198
Commercial MBS	710,636	708,208	285,568	287,744

Total	$4,043,180	$4,075,781	$852,404	$861,488

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes AFS securities sales activity for the three and six months ended June 30, 2021 and 2020 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Proceeds from sales	$78,111	$—	$78,111	$1,000

Gross realized gains	$641	$—	$641	$—
Gross realized losses	(600)	—	(600)	—
Securities gains, net	$41	$—	$41	$—

Income tax expense attributable to sales	$14	$—	$14	$—

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Loans and Leases and Allowance for Credit Losses

Major classifications of the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”) are summarized as of the dates indicated as follows (in thousands).

	June 30, 2021	December 31, 2020
Owner occupied commercial real estate	$2,149,371	$2,090,443
Income producing commercial real estate	2,550,243	2,540,750
Commercial & industrial (1)	2,234,646	2,498,560
Commercial construction	926,809	967,305
Equipment financing	968,805	863,830
Total commercial	8,829,874	8,960,888
Residential mortgage	1,472,608	1,284,920
HELOC	660,881	697,117
Residential construction	288,708	281,430
Consumer	138,675	146,460
Total loans	11,390,746	11,370,815
Less allowance for credit losses - loans	(111,616)	(137,010)
Loans, net	$11,279,130	$11,233,805
(1) Commercial and industrial loans as of June 30, 2021 and December 31, 2020 included $472 million and $646 million of PPP loans, respectively.

Accrued interest receivable related to loans totaled $29.7 million and $35.5 million at June 30, 2021 and December 31, 2020, respectively, and was reported in accrued interest receivable on the consolidated balance sheets.

At June 30, 2021 and December 31, 2020, the loan portfolio was subject to blanket pledges on certain qualifying loan types with the FHLB and FRB to secure contingent funding sources.

The following table presents loans held for investment that were sold in the periods indicated (in thousands). The gains and losses on these loan sales were included in noninterest income on the consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Guaranteed portion of SBA/USDA loans	$32,303	$14,035	$43,648	$18,069
Equipment financing receivables	18,908	1,704	19,967	23,921
Total	$51,211	$15,739	$63,615	$41,990

At June 30, 2021 and December 31, 2020, equipment financing assets included leases of $37.8 million and $36.8 million, respectively. The components of the net investment in leases, which included both sales-type and direct financing, are presented below (in thousands).

	June 30, 2021	December 31, 2020
Minimum future lease payments receivable	$39,948	$38,934
Estimated residual value of leased equipment	3,269	3,263
Initial direct costs	668	672
Security deposits	(672)	(727)
Purchase accounting premium	69	117
Unearned income	(5,525)	(5,457)
Net investment in leases	$37,757	$36,802

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Minimum future lease payments expected to be received from equipment financing lease contracts as of June 30, 2021 were as follows (in thousands):

Year
Remainder of 2021	$8,161
2022	13,830
2023	9,601
2024	5,161
2025	2,741
Thereafter	454
Total	$39,948

Nonaccrual and Past Due Loans
The following table presents the aging of the amortized cost basis in loans by aging category and accrual status as of the dates indicated (in thousands). Past due status is based on contractual terms of the loan. The accrual of interest is generally discontinued when a loan becomes 90 days past due. Loans with active COVID-19 deferrals are not reported as past due to the extent they are in compliance with the deferral terms.

	Accruing
	Current Loans	Loans Past Due
		30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual Loans	Total Loans
As of June 30, 2021
Owner occupied commercial real estate	$2,141,403	$1,666	$174	$—	$6,128	$2,149,371
Income producing commercial real estate	2,536,332	592	219	—	13,100	2,550,243
Commercial & industrial	2,225,062	1,004	17	—	8,563	2,234,646
Commercial construction	925,376	199	5	—	1,229	926,809
Equipment financing	965,350	911	773	—	1,771	968,805
Total commercial	8,793,523	4,372	1,188	—	30,791	8,829,874
Residential mortgage	1,456,280	2,090	753	—	13,485	1,472,608
HELOC	658,224	1,015	209	—	1,433	660,881
Residential construction	288,032	369	—	—	307	288,708
Consumer	138,287	247	34	—	107	138,675
Total loans	$11,334,346	$8,093	$2,184	$—	$46,123	$11,390,746

As of December 31, 2020
Owner occupied commercial real estate	$2,079,845	$2,013	$3	$—	$8,582	$2,090,443
Income producing commercial real estate	2,522,743	1,608	1,250	—	15,149	2,540,750
Commercial & industrial	2,480,483	1,176	267	—	16,634	2,498,560
Commercial construction	964,947	231	382	—	1,745	967,305
Equipment financing	856,985	2,431	1,009	—	3,405	863,830
Total commercial	8,905,003	7,459	2,911	—	45,515	8,960,888
Residential mortgage	1,265,019	5,549	1,494	—	12,858	1,284,920
HELOC	692,504	1,942	184	—	2,487	697,117
Residential construction	280,551	365	—	—	514	281,430
Consumer	145,770	429	36	—	225	146,460
Total loans	$11,288,847	$15,744	$4,625	$—	$61,599	$11,370,815

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents nonaccrual loans by loan class for the periods indicated (in thousands).

	Nonaccrual Loans
	June 30, 2021			December 31, 2020
	With no allowance	With an allowance	Total	With no allowance	With an allowance	Total
Owner occupied commercial real estate	$3,865	$2,263	$6,128	$6,614	$1,968	$8,582
Income producing commercial real estate	12,515	585	13,100	10,008	5,141	15,149
Commercial & industrial	7,143	1,420	8,563	2,004	14,630	16,634
Commercial construction	750	479	1,229	1,339	406	1,745
Equipment financing	—	1,771	1,771	156	3,249	3,405
Total commercial	24,273	6,518	30,791	20,121	25,394	45,515
Residential mortgage	3,279	10,206	13,485	1,855	11,003	12,858
HELOC	117	1,316	1,433	1,329	1,158	2,487
Residential construction	—	307	307	274	240	514
Consumer	1	106	107	181	44	225
Total	$27,670	$18,453	$46,123	$23,760	$37,839	$61,599

Risk Ratings
United categorizes commercial loans, with the exception of equipment financing receivables, into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, public information, and current industry and economic trends, among other factors. United analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a continual basis. United uses the following definitions for its risk ratings:

Pass. Loans in this category are considered to have a low probability of default and do not meet the criteria of the risk categories below.

Special Mention. Loans in this category are presently protected from apparent loss; however, weaknesses exist that could cause future impairment, including the deterioration of financial ratios, past due status and questionable management capabilities. These loans require more than the ordinary amount of supervision. Collateral values generally afford adequate coverage, but may not be immediately marketable.

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

	Term Loans by Origination Year						Revolvers	Revolvers converted to term loans	Total
As of June 30, 2021	2021	2020	2019	2018	2017	Prior
Pass
Owner occupied commercial real estate	$348,878	$692,889	$300,165	$173,797	$163,854	$309,564	$48,247	$10,973	$2,048,367
Income producing commercial real estate	349,737	772,304	338,003	272,816	214,741	273,090	33,109	12,088	2,265,888
Commercial & industrial	684,472	426,442	195,329	173,366	62,870	103,609	490,906	3,737	2,140,731
Commercial construction	175,452	300,989	167,938	124,411	28,142	12,596	8,054	2,030	819,612
Equipment financing	293,882	331,475	220,386	92,083	25,113	3,634	—	—	966,573
Total commercial	1,852,421	2,524,099	1,221,821	836,473	494,720	702,493	580,316	28,828	8,241,171
Residential mortgage	448,846	416,688	136,631	91,877	88,511	268,040	14	4,883	1,455,490
HELOC	—	—	—	—	—	—	643,249	15,303	658,552
Residential construction	135,105	128,013	5,196	3,724	3,776	12,244	56	53	288,167
Consumer	33,625	37,841	16,905	8,636	2,515	2,633	36,126	132	138,413
	2,469,997	3,106,641	1,380,553	940,710	589,522	985,410	1,259,761	49,199	10,781,793
Special Mention
Owner occupied commercial real estate	10,313	5,379	15,503	3,839	4,036	8,610	247	286	48,213
Income producing commercial real estate	12,003	28,577	45,452	37,606	19,349	29,947	—	—	172,934
Commercial & industrial	18,804	13,050	7,400	243	1,208	293	18,944	802	60,744
Commercial construction	679	18,763	12,943	17,248	38,377	63	—	—	88,073
Equipment financing	—	—	—	—	—	—	—	—	—
Total commercial	41,799	65,769	81,298	58,936	62,970	38,913	19,191	1,088	369,964
Residential mortgage	—	—	—	—	—	—	—	—	—
HELOC	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
	41,799	65,769	81,298	58,936	62,970	38,913	19,191	1,088	369,964
Substandard
Owner occupied commercial real estate	10,561	1,636	11,185	8,450	6,871	12,267	1,300	521	52,791
Income producing commercial real estate	16,656	34,733	2,681	16,799	8,718	31,744	—	90	111,421
Commercial & industrial	1,238	1,638	4,755	7,122	1,882	7,081	8,989	466	33,171
Commercial construction	1,035	432	712	13,496	—	2,444	—	1,005	19,124
Equipment financing	248	786	656	472	54	16	—	—	2,232
Total commercial	29,738	39,225	19,989	46,339	17,525	53,552	10,289	2,082	218,739
Residential mortgage	786	1,653	2,336	3,778	1,440	6,340	—	785	17,118
HELOC	—	—	—	—	—	—	68	2,261	2,329
Residential construction	—	39	33	52	2	415	—	—	541
Consumer	—	6	42	30	41	120	—	23	262
	30,524	40,923	22,400	50,199	19,008	60,427	10,357	5,151	238,989

Total	$2,542,320	$3,213,333	$1,484,251	$1,049,845	$671,500	$1,084,750	$1,289,309	$55,438	$11,390,746

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans by Origination Year						Revolvers	Revolvers converted to term loans	Total
As of December 31, 2020	2020	2019	2018	2017	2016	Prior
Pass
Owner occupied commercial real estate	$707,501	$368,615	$231,316	$197,778	$201,362	$229,667	$56,273	$9,072	$2,001,584
Income producing commercial real estate	815,799	376,911	361,539	277,769	206,068	198,080	28,542	12,128	2,276,836
Commercial & industrial	1,092,767	287,857	263,439	115,790	92,968	58,359	515,593	3,777	2,430,550
Commercial construction	314,154	217,643	226,308	53,708	30,812	21,985	20,278	3,947	888,835
Equipment financing	413,653	270,664	125,869	39,982	9,404	445	—	—	860,017
Total commercial	3,343,874	1,521,690	1,208,471	685,027	540,614	508,536	620,686	28,924	8,457,822
Residential mortgage	468,945	195,213	125,492	120,944	122,013	230,771	18	5,393	1,268,789
HELOC	—	—	—	—	—	—	675,878	17,581	693,459
Residential construction	225,727	30,646	4,026	4,544	3,172	12,546	—	64	280,725
Consumer	54,997	25,528	14,206	4,531	3,595	1,677	41,445	76	146,055
	4,093,543	1,773,077	1,352,195	815,046	669,394	753,530	1,338,027	52,038	10,846,850
Special Mention
Owner occupied commercial real estate	8,759	4,088	4,221	10,025	11,138	4,728	100	—	43,059
Income producing commercial real estate	35,471	42,831	39,954	13,238	24,164	11,337	—	1,681	168,676
Commercial & industrial	1,451	16,315	2,176	630	459	17	6,464	—	27,512
Commercial construction	21,366	272	816	23,292	11,775	477	—	—	57,998
Equipment financing	—	—	—	—	—	—	—	—	—
Total commercial	67,047	63,506	47,167	47,185	47,536	16,559	6,564	1,681	297,245
Residential mortgage	—	—	—	—	—	—	—	—	—
HELOC	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
	67,047	63,506	47,167	47,185	47,536	16,559	6,564	1,681	297,245
Substandard
Owner occupied commercial real estate	6,586	10,473	7,596	3,717	6,753	8,473	1,528	674	45,800
Income producing commercial real estate	45,125	8,940	2,179	5,034	31,211	2,652	—	97	95,238
Commercial & industrial	1,545	5,536	6,193	1,684	1,292	1,485	22,170	593	40,498
Commercial construction	2,466	735	13,741	340	1,931	250	—	1,009	20,472
Equipment financing	631	1,392	1,371	306	96	17	—	—	3,813
Total commercial	56,353	27,076	31,080	11,081	41,283	12,877	23,698	2,373	205,821
Residential mortgage	2,049	2,106	3,174	1,369	679	5,860	—	894	16,131
HELOC	—	—	—	—	—	—	265	3,393	3,658
Residential construction	106	37	54	4	124	380	—	—	705
Consumer	—	97	49	60	78	98	—	23	405
	58,508	29,316	34,357	12,514	42,164	19,215	23,963	6,683	226,720

Total	$4,219,098	$1,865,899	$1,433,719	$874,745	$759,094	$789,304	$1,368,554	$60,402	$11,370,815

Troubled Debt Restructurings and Other Modifications
As of June 30, 2021 and December 31, 2020, United had TDRs totaling $57.3 million and $61.6 million, respectively. As of June 30, 2021 and December 31, 2020, United had remaining deferrals related to the COVID-19 pandemic of approximately $17.8 million and $70.7 million, respectively, which generally represented payment deferrals for up to 90 days. To the extent that these deferrals qualified under either the CARES Act or interagency guidance, they were not considered new TDRs.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Loans modified under the terms of a TDR during the three and six months ended June 30, 2021 and 2020 are presented in the following table. In addition, the table presents loans modified under the terms of a TDR that defaulted (became 90 days or more delinquent or otherwise in default of modified terms) during the periods presented and were initially restructured within one year prior to default (dollars in thousands).

	New TDRs
		Post-Modification Amortized Cost by Type of Modification				TDRs Modified Within the Previous Twelve Months That Have Subsequently Defaulted
	Number of Contracts	Rate Reduction	Structure	Other	Total	Number of Contracts	Amortized Cost
Three Months Ended June 30, 2021
Owner occupied commercial real estate	1	$—	$543	$—	$543	—	$—
Income producing commercial real estate	1	—	—	378	378	—	—
Commercial & industrial	2	—	365	—	365	—	—
Commercial construction	—	—	—	—	—	—	—
Equipment financing	8	—	326	—	326	5	138
Total commercial	12	—	1,234	378	1,612	5	138
Residential mortgage	5	—	322	—	322	—	—
HELOC	—	—	—	—	—	1	49
Residential construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total loans	17	$—	$1,556	$378	$1,934	6	$187

Six Months Ended June 30, 2021
Owner occupied commercial real estate	1	$—	$543	$—	$543	—	$—
Income producing commercial real estate	3	—	—	1,697	1,697	—	—
Commercial & industrial	4	—	365	103	468	1	11
Commercial construction	1	—	309	—	309	—	—
Equipment financing	36	—	2,462	—	2,462	8	200
Total commercial	45	—	3,679	1,800	5,479	9	211
Residential mortgage	6	—	391	—	391	3	413
HELOC	—	—	—	—	—	1	49
Residential construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total loans	51	$—	$4,070	$1,800	$5,870	13	$673

Three Months Ended June 30, 2020
Owner occupied commercial real estate	2	$—	$—	$546	$546	—	$—
Income producing commercial real estate	—	—	—	—	—	1	5,998
Commercial & industrial	1	—	—	15	15	1	627
Commercial construction	1	—	255	—	255	—	—
Equipment financing	129	—	3,471	—	3,471	6	310
Total commercial	133	—	3,726	561	4,287	8	6,935
Residential mortgage	6	—	644	—	644	—	—
HELOC	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Consumer	1	—	—	7	7	—	—
Total loans	140	$—	$4,370	$568	$4,938	8	$6,935

Six Months Ended June 30, 2020
Owner occupied commercial real estate	3	$—	$—	$1,536	$1,536	—	$—
Income producing commercial real estate	3	—	67	165	232	1	5,998
Commercial & industrial	1	—	—	15	15	2	633
Commercial construction	1	—	255	—	255	—	—
Equipment financing	136	—	3,905	—	3,905	6	310
Total commercial	144	—	4,227	1,716	5,943	9	6,941
Residential mortgage	11	—	922	—	922	—	—
HELOC	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Consumer	3	—	—	18	18	1	3
Total loans	158	$—	$5,149	$1,734	$6,883	10	$6,944

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Allowance for Credit Losses
The ACL for loans represents management’s estimate of life of loan credit losses in the portfolio as of the end of the period. The ACL related to unfunded commitments is included in other liabilities in the consolidated balance sheet.
The following table presents the balance and activity in the ACL by portfolio segment for the periods indicated (in thousands).

	Three Months Ended June 30,
	2021					2020
	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied commercial real estate	$19,282	$(1)	$156	$(2,145)	$17,292	$11,000	$—	$466	$3,126	$14,592
Income producing commercial real estate	34,911	(52)	213	(4,105)	30,967	16,584	(4,589)	41	9,663	21,699
Commercial & industrial	21,750	(857)	797	(5,276)	16,414	10,831	(254)	291	(2,279)	8,589
Commercial construction	10,572	(46)	339	(1,685)	9,180	9,556	(239)	117	5,080	14,514
Equipment financing	17,200	(1,188)	887	1,201	18,100	14,738	(2,085)	420	7,232	20,305
Residential mortgage	14,580	—	194	(3,809)	10,965	11,063	(50)	56	1,757	12,826
HELOC	6,880	(34)	146	(635)	6,357	6,887	(98)	196	1,702	8,687
Residential construction	1,362	—	33	523	1,918	816	(32)	37	1,176	1,997
Consumer	329	(353)	222	225	423	430	(712)	286	456	460
ACL - loans	126,866	(2,531)	2,987	(15,706)	111,616	81,905	(8,059)	1,910	27,913	103,669
ACL - unfunded commitments	8,726	—	—	2,118	10,844	6,470	—	—	5,630	12,100
Total ACL	$135,592	$(2,531)	$2,987	$(13,588)	$122,460	$88,375	$(8,059)	$1,910	$33,543	$115,769

	Six Months Ended June 30,
	2021					2020
	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Dec. 31, 2019 Balance	Adoption of CECL	Beginning Balance	Charge- Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied commercial real estate	$20,673	$(1)	$396	$(3,776)	$17,292	$11,404	$(1,616)	$9,788	$(6)	$1,500	$3,310	$14,592
Income producing commercial real estate	41,737	(1,059)	229	(9,940)	30,967	12,306	(30)	12,276	(5,000)	182	14,241	21,699
Commercial & industrial	22,019	(3,751)	6,444	(8,298)	16,414	5,266	4,012	9,278	(7,815)	667	6,459	8,589
Commercial construction	10,952	(224)	495	(2,043)	9,180	9,668	(2,583)	7,085	(239)	258	7,410	14,514
Equipment financing	16,820	(3,246)	1,434	3,092	18,100	7,384	5,871	13,255	(3,948)	776	10,222	20,305
Residential mortgage	15,341	(215)	317	(4,478)	10,965	8,081	1,569	9,650	(334)	331	3,179	12,826
HELOC	8,417	(34)	219	(2,245)	6,357	4,575	1,919	6,494	(118)	299	2,012	8,687
Residential construction	764	(10)	103	1,061	1,918	2,504	(1,771)	733	(54)	71	1,247	1,997
Consumer	287	(824)	488	472	423	901	(491)	410	(1,350)	517	883	460
ACL - loans	137,010	(9,364)	10,125	(26,155)	111,616	62,089	6,880	68,969	(18,864)	4,601	48,963	103,669
ACL - unfunded commitments	10,558	—	—	286	10,844	3,458	1,871	5,329	—	—	6,771	12,100
Total ACL	$147,568	$(9,364)	$10,125	$(25,869)	$122,460	$65,547	$8,751	$74,298	$(18,864)	$4,601	$55,734	$115,769

At both June 30, 2021 and December 31, 2020, United used a one-year reasonable and supportable forecast period. Expected credit losses were estimated using a regression model for each segment based on historical data from peer banks combined with a third party vendor’s economic forecast to predict the change in credit losses. These results were then combined with a starting value that was based on United’s recent default experience, which was adjusted for select portfolios based on expectations of future performance. At June 30, 2021, the third party vendor’s forecast, which was representative of a baseline scenario, improved significantly from December 31, 2020, including the unemployment rate which has a significant impact on our models and led to the negative provision for loan losses in the second quarter and year-to-date. United adjusted the economic forecast by eliminating the initial spike in unemployment to account for the impact of government stimulus programs, which mitigated some of the negative impact on forecasted losses as the unemployment rate was rising and had the opposite effect as the unemployment rate was improving. In addition, United applied qualitative factors to income producing commercial real estate, owner occupied commercial real estate, equipment finance and commercial construction portfolios to compensate for elevated special mention and substandard loan levels.

For periods beyond the reasonable and supportable forecast period of one year, United reverted to historical credit loss information on a straight line basis over two years. For all collateral types excluding residential mortgage, United reverted to through-the-cycle

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

Note 5 – Derivatives and Hedging Activities

The table below presents the fair value of derivative financial instruments as of the dates indicated as well as their classification on the consolidated balance sheets (in thousands):

	June 30, 2021			December 31, 2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Derivative Asset	Derivative Liability		Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Cash flow hedge of subordinated debt	$100,000	$5,682	$—	$100,000	$3,378	$—
Cash flow hedge of trust preferred securities	20,000	—	—	20,000	—	—
Fair value hedge of brokered time deposits	10,000	—	—	20,000	—	—
Total	130,000	5,682	—	140,000	3,378	—

Derivatives not designated as hedging instruments:
Customer derivative positions	1,276,926	45,358	6,758	1,329,271	72,508	17
Dealer offsets to customer derivative positions	1,276,926	451	16,094	1,329,271	1	24,614
Risk participations	61,673	3	22	48,843	28	12
Mortgage banking - loan commitment	160,535	5,191	—	253,243	10,751	—
Mortgage banking - forward sales commitment	324,474	109	293	325,145	—	1,964
Bifurcated embedded derivatives	51,935	1,695	—	51,935	—	1,449
Dealer offsets to bifurcated embedded derivatives	51,935	—	3,922	51,935	—	947
Total	3,204,404	52,807	27,089	3,389,643	83,288	29,003

Total derivatives	$3,334,404	$58,489	$27,089	$3,529,643	$86,666	$29,003

Total gross derivative instruments		$58,489	$27,089		$86,666	$29,003
Less: Amounts subject to master netting agreements		(480)	(480)		(114)	(114)
Less: Cash collateral received/pledged		(5,827)	(20,295)		(3,200)	(27,092)
Net amount		$52,182	$6,314		$83,352	$1,797

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Hedging Derivatives
Cash Flow Hedges of Interest Rate Risk
United enters into cash flow hedges to mitigate exposure to the variability of future cash flows or other forecasted transactions. As of June 30, 2021 and December 31, 2020 United utilized interest rate caps and swaps to hedge the variability of cash flows due to changes in interest rates on certain of its variable-rate subordinated debt and trust preferred securities. United considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates. Therefore, changes in the fair value of these derivative instruments are recognized in OCI. Gains and losses related to changes in fair value are reclassified into earnings in the periods the hedged forecasted transactions occur. Losses representing amortization of the premium recorded on cash flow hedges, which is a component excluded from the assessment of effectiveness, are recognized in earnings on a straight-line basis in the same caption as the hedged item over the term of the hedge. Over the next twelve months, United expects to reclassify $595,000 of losses from AOCI into earnings related to these agreements.

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

At June 30, 2021 and December 31, 2020, United had interest rate swaps that were designated as fair value hedges of fixed-rate brokered time deposits. The swaps involved the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total interest expense presented in the consolidated statements of income	$(7,433)	$(14,301)	$(16,911)	$(32,242)
Effect of hedging relationships on interest expense:
Net income recognized on fair value hedges	46	213	124	218
Net expense recognized on cash flow hedges (1)	(147)	(67)	(291)	(67)
 (1) Includes $118,000 and $234,000 of premium amortization expense excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2021, respectively. Includes $92,000 of premium amortization expense excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2020.

The table below presents the carrying amount of hedged fixed-rate brokered time deposits and cumulative fair value hedging adjustments included in the carrying amount of the hedged liability for the periods presented (in thousands).

	June 30, 2021		December 31, 2020
Balance Sheet Location	Carrying amount of Assets (Liabilities)	Hedge Accounting Basis Adjustment	Carrying amount of Assets (Liabilities)	Hedge Accounting Basis Adjustment
Deposits	$(10,103)	$(112)	$(20,216)	$(235)

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
Notes to Consolidated Financial Statements (Unaudited)

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

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Customer derivatives and dealer offsets	Other noninterest income	$162	$1,168	$2,059	$2,592
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	(42)	(28)	417	(223)
Mortgage banking derivatives	Mortgage loan revenue	(3,494)	929	342	100
Risk participations	Other noninterest income	98	14	(107)	(3)
		$(3,276)	$2,083	$2,711	$2,466

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

Investment Securities
AFS debt securities and equity securities with readily determinable fair values are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include MBS issued by GSEs, municipal bonds, corporate debt securities, asset-backed securities and supranational entity securities and are valued based on observable inputs that include: quoted market prices for similar assets, quoted market prices that are not in an active market, or other inputs that are observable in the market and can be corroborated by observable market data for substantially the full term of the securities. Securities classified as Level 3 include those traded in less liquid markets and are valued based on estimates obtained from broker-dealers that are not directly observable or models which incorporate unobservable inputs.

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
Notes to Consolidated Financial Statements (Unaudited)

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

June 30, 2021	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$142,080	$—	$—	$142,080
U.S. Government agencies & GSEs	—	152,624	—	152,624
State and political subdivisions	—	289,346	—	289,346
Residential MBS	—	1,977,045	—	1,977,045
Commercial MBS	—	708,208	—	708,208
Corporate bonds	—	150,104	1,707	151,811
Asset-backed securities	—	654,667	—	654,667
Equity securities with readily available fair values	1,289	1,268	—	2,557
Mortgage loans held for sale	—	98,194	—	98,194
Deferred compensation plan assets	11,008	—	—	11,008
Servicing rights for SBA/USDA loans	—	—	6,115	6,115
Residential mortgage servicing rights	—	—	21,568	21,568
Derivative financial instruments	—	51,600	6,889	58,489
Total assets	$154,377	$4,083,056	$36,279	$4,273,712

Liabilities:
Deferred compensation plan liability	$11,031	$—	$—	$11,031
Derivative financial instruments	—	23,145	3,944	27,089
Total liabilities	$11,031	$23,145	$3,944	$38,120

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$128,072	$—	$—	$128,072
U.S. Government agencies & GSEs	—	152,972	—	152,972
State and political subdivisions	—	274,472	—	274,472
Residential MBS	—	1,485,585	—	1,485,585
Commercial MBS	—	549,131	—	549,131
Corporate bonds	—	70,017	1,750	71,767
Asset-backed securities	—	562,722	—	562,722
Equity securities with readily available fair values	774	913	—	1,687
Mortgage loans held for sale	—	105,433	—	105,433
Deferred compensation plan assets	9,584	—	—	9,584
Servicing rights for SBA/USDA loans	—	—	6,462	6,462
Residential mortgage servicing rights	—	—	16,216	16,216
Derivative financial instruments	—	75,887	10,779	86,666
Total assets	$138,430	$3,277,132	$35,207	$3,450,769

Liabilities:
Deferred compensation plan liability	$9,590	$—	$—	$9,590
Derivative financial instruments	—	26,595	2,408	29,003
Total liabilities	$9,590	$26,595	$2,408	$38,593

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table shows a reconciliation of the beginning and ending balances for the periods indicated for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	2021					2020
	Derivative Assets	Derivative Liabilities	SBA/USDA loan servicing rights	Residential mortgage servicing rights	Corporate Bonds	Derivative Assets	Derivative Liabilities	SBA/USDA loan servicing rights	Residential mortgage servicing rights	Corporate Bonds
Three Months Ended June 30,
Balance at beginning of period	$8,308	$4,606	$6,226	$20,728	$1,750	$7,361	$2,717	$6,290	$11,059	$—
Additions	—	97	610	3,792	—	7	—	303	3,217	1,000
Transfers into Level 3	—	—	—	—	—	583	—	—	—	—
Sales and settlements	—	—	(453)	(1,426)	—	—	—	(34)	(682)	—
Amounts included in OCI	—	—	—	—	(43)	—	—	—	—	—
Amounts included in earnings - fair value adjustments	(1,419)	(759)	(268)	(1,526)	—	4,156	(148)	(525)	(1,102)	—
Balance at end of period	$6,889	$3,944	$6,115	$21,568	$1,707	$12,107	$2,569	$6,034	$12,492	$1,000

Six Months Ended June 30,
Balance at beginning of period	$10,779	$2,408	$6,462	$16,216	$1,750	$7,238	$8,559	$6,794	$13,565	$998
Additions	175	97	839	6,993	—	7	—	398	5,332	1,000
Transfers into Level 3	—	—	—	—	—	583	—	—	—	—
Sales and settlements	—	—	(644)	(2,555)	—	—	—	(341)	(1,175)	(1,000)
Amounts included in OCI	—	—		—	(43)	—	—	—	—	2
Amounts included in earnings - fair value adjustments	(4,065)	1,439	(542)	914	—	4,279	(5,990)	(817)	(5,230)	—
Balance at end of period	$6,889	$3,944	$6,115	$21,568	$1,707	$12,107	$2,569	$6,034	$12,492	$1,000

The following table presents quantitative information about significant Level 3 inputs for fair value on a recurring basis as of the dates indicated.

Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Inputs	June 30, 2021		December 31, 2020
			Range	Weighted Average	Range	Weighted Average
SBA/USDA loan servicing rights	Discounted cash flow	Discount rate	0.0% - 31.1%	9.3%	1.6% - 44.1%	8.9%
		Prepayment rate	3.0 - 34.3	17.9	2.7 - 33.6	17.8
Residential mortgage servicing rights	Discounted cash flow	Discount rate	10.0 - 11.0	10.0	10.0 - 11.0	10.0
		Prepayment rate	10.3 - 18.0	13.7	8.7 - 19.5	17.7
Corporate bonds	Indicative bid provided by a broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and similar financing transactions executed in the market			N/A	N/A
	Discounted cash flow	Discount rate	6.7 - 6.9	6.8
Derivative assets - mortgage	Internal model	Pull through rate	49.8 - 100	85.2	65.6 - 100	83.9
Derivative assets and liabilities - other	Dealer priced	Dealer priced	N/A	N/A	N/A	N/A

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

Mortgage Loans Held for Sale
	June 30, 2021	December 31, 2020
Outstanding principal balance	$94,229	$99,746
Fair value	98,194	105,433

Gain (Loss) Recognized on Mortgage Loans Held for Sale
Location	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2021	2020
Mortgage loan gains and other related fees	$521	$1,546	$(1,721)	$3,271

Changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of assets that were still held as of June 30, 2021 and December 31, 2020, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented (in thousands).

	Level 1	Level 2	Level 3	Total
June 30, 2021
Loans	$—	$—	$3,341	$3,341

December 31, 2020
Loans	$—	$—	$29,404	$29,404

Loans that are reported above as being measured at fair value on a nonrecurring basis are generally impaired loans that have either been partially charged off or have specific reserves assigned to them. Nonaccrual loans that are collateral dependent are generally written down to net realizable value, which reflects fair value less the estimated costs to sell. Specific reserves that are established based on appraised value of collateral are considered nonrecurring fair value adjustments as well. When the fair value of the collateral is based on an observable market price or a current appraised value, United records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, United records the impaired loan as nonrecurring Level 3.

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

		Fair Value Level
	Carrying Amount	Level 1	Level 2	Level 3	Total
June 30, 2021
Assets:
HTM debt securities	$852,404	$—	$861,488	$—	$861,488
Loans and leases, net	11,279,130	—	—	11,263,533	11,263,533

Liabilities:
Deposits	16,327,767	—	16,327,024	—	16,327,024
Long-term debt	261,919	—	—	280,049	280,049

December 31, 2020
Assets:
HTM debt securities	$420,361	$—	$437,193	$—	$437,193
Loans and leases, net	11,233,805	—	—	11,209,717	11,209,717

Liabilities:
Deposits	15,232,358	—	15,232,274	—	15,232,274
Long-term debt	326,956	—	—	336,763	336,763

Note 7 – Common Stock
In the second quarter of 2021, United amended its articles of incorporation to increase the number of authorized shares of common stock from 150 million to 200 million.
In November of 2020, United’s Board of Directors re-authorized a common stock repurchase program to permit the repurchase of up to $50 million of its common stock. The program is scheduled to expire on the earlier of the repurchase of common stock having an aggregate purchase price of $50 million or December 31, 2021. During the three and six months ended June 30, 2021, 150,000 shares were repurchased. No shares were repurchased during the three months ended June 30, 2020. During the six months ended June 30, 2020, 826,482 shares were repurchased. As of June 30, 2021, United had remaining authorization to repurchase up to $44.9 million of outstanding common stock under the program.

Note 8 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of various share-based compensation. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan document). As of June 30, 2021, 884,343 additional awards could be granted under the plan.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The table below presents restricted stock unit activity for the six months ended June 30, 2021.

Restricted Stock Unit Awards	Shares	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2020	893,431	$23.75
Granted	71,378	30.94
Vested	(119,680)	29.19	$4,008
Cancelled	(47,231)	24.96
Outstanding at June 30, 2021	797,898	23.51	25,541

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

For the six months ended June 30, 2021 and 2020, expense of $2.91 million and $4.04 million, respectively, was recognized related to restricted stock unit and performance stock unit awards granted to United employees, which was included in salaries and employee benefits expense. In addition, for the six months ended June 30, 2021 and 2020, $235,000 and $217,000, respectively, was recognized in other expense for restricted stock unit awards granted to members of United’s Board of Directors.

A deferred income tax benefit related to stock-based compensation expense of $802,000 and $1.09 million was included in the determination of income tax expense for the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, there was $12.2 million of unrecognized expense related to non-vested restricted stock unit and performance stock unit awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 9 – Reclassifications Out of AOCI

The following table presents the details regarding amounts reclassified out of AOCI for the periods indicated (in thousands). Amounts shown in parentheses reduce earnings.

Details about AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2021	2020	2021	2020
Realized gains on AFS securities:
	$41	$—	$41	$—	Securities gains, net
	(14)	—	(14)	—	Income tax expense
	$27	$—	$27	$—	Net of tax

Amortization of losses included in net income on AFS securities transferred to HTM:
	$—	$(96)	$—	$(179)	Investment securities interest revenue
	—	23	—	43	Income tax benefit
	$—	$(73)	$—	$(136)	Net of tax

Reclassifications related to derivative financial instruments accounted for as cash flow hedges:
Interest rate contracts	$(147)	$(67)	$(291)	$(67)	Long-term debt interest expense
	37	17	74	17	Income tax benefit
	$(110)	$(50)	$(217)	$(50)	Net of tax

Reclassifications related to defined benefit pension plan activity:
Prior service cost	$(117)	$(132)	$(234)	$(265)	Salaries and employee benefits expense
Actuarial losses	(144)	(82)	(288)	(163)	Other expense
	(261)	(214)	(522)	(428)	Total before tax
	67	55	134	109	Income tax benefit
	$(194)	$(159)	$(388)	$(319)	Net of tax

Total reclassifications for the period	$(277)	$(282)	$(578)	$(505)	Net of tax

Note 10 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$70,260	$25,096	$143,966	$56,980
Dividends on preferred stock	(1,719)	—	(3,438)	—
Undistributed earnings allocated to participating securities	(432)	(183)	(894)	(426)
Net income available to common shareholders	$68,109	$24,913	$139,634	$56,554

Weighted average shares outstanding:
Basic	87,289	78,920	87,306	79,130
Effect of dilutive securities:
Restricted stock units	132	4	137	56
Diluted	87,421	78,924	87,443	79,186

Net income per common share:
Basic	$0.78	$0.32	$1.60	$0.71
Diluted	$0.78	$0.32	$1.60	$0.71

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2021, United had no potentially dilutive instruments outstanding that were not included in the above analysis. At June 30, 2020, United had potentially dilutive instruments outstanding in the form of 154,795 shares of common stock issuable upon vesting of restrictive stock units.

Note 11 – Regulatory Matters

As of June 30, 2021, United and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time. To be categorized as well-capitalized at June 30, 2021, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at such time, as set forth in the table below, and have met certain other requirements. Management believes that United and the Bank exceeded all well-capitalized requirements at June 30, 2021, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.

Regulatory capital ratios at June 30, 2021 and December 31, 2020, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under prompt corrective action provisions in effect at such times are presented below for United and the Bank (dollars in thousands):

			United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum (1)	Well- Capitalized	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Risk-based ratios:
CET1 capital	4.5%	6.5%	12.59%	12.31%	13.21%	13.31%
Tier 1 capital	6.0	8.0	13.34	13.10	13.21	13.31
Total capital	8.0	10.0	15.09	15.15	14.03	14.28
Leverage ratio	4.0	5.0	9.26	9.28	9.16	9.42

CET1 capital			$1,604,725	$1,506,750	$1,679,004	$1,625,292
Tier 1 capital			1,701,147	1,603,172	1,679,004	1,625,292
Total capital			1,924,680	1,854,368	1,782,537	1,743,045
Risk-weighted assets			12,750,755	12,240,440	12,705,960	12,207,940
Average total assets for the leverage ratio			18,369,878	17,276,853	18,334,952	17,246,878
(1) As of June 30, 2021 and December 31, 2020 the additional capital conservation buffer in effect was 2.50%

Note 12 – Commitments and Contingencies

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

The following table summarizes the contractual amount of off-balance sheet instruments as of the dates indicated (in thousands).

	June 30, 2021	December 31, 2020
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$3,259,470	$3,052,657
Letters of credit	27,674	31,748

United holds minor investments in certain limited partnerships for Community Reinvestment Act purposes. As of June 30, 2021, United had committed to fund an additional $8.43 million related to future capital calls that are not reflected in the consolidated balance sheet.

United, in the normal course of business, is subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Although it is not possible to predict the outcome of these lawsuits, or the range of any possible loss, management, after

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

consultation with legal counsel, does not anticipate that the ultimate aggregate liability, if any, arising from these lawsuits will have a material adverse effect on United’s financial position or results of operations.

Note 13 – Acquisitions

Subsequent to quarter-end, on July 6, 2021, United completed the acquisition of FinTrust Capital Partners, LLC, and its operating subsidiaries, FinTrust Capital Advisors, LLC, FinTrust Capital Benefit Group, LLC and FinTrust Brokerage Services, LLC, collectively referred to as “FinTrust”. FinTrust is an investment advisory firm headquartered in Greenville, South Carolina, with additional locations in Anderson, South Carolina, and Athens and Macon, Georgia. The firm provides wealth and investment management services to individuals and institutions within its markets. As of June 30, 2021, FinTrust had assets under management of $2.09 billion across its advisory, retirement planning and brokerage businesses.

Under the terms of the merger agreement, FinTrust shareholders received $22.0 million in total consideration, of which $4.40 million was United common stock, $9.90 million was cash and $7.70 million was contingent consideration. United issued 132,299 shares of common stock to FinTrust shareholders in the acquisition. The acquisition will be accounted for as a business combination. Due to the timing of the acquisition, United is currently in the process of completing the purchase accounting and has not made all of the remaining required disclosures, such as the fair value of assets acquired and supplemental pro forma information, which will be disclosed in subsequent filings.

On May 27, 2021, United announced an agreement to acquire Aquesta Financial Holdings, Inc. and its wholly-owned subsidiary, Aquesta Bank, collectively referred to as “Aquesta”. Aquesta is headquartered in Cornelius, North Carolina and operates a network of nine branches primarily located in the Charlotte metropolitan area in addition to locations in Wilmington and Raleigh, North Carolina, as well as Greenville and Charleston, South Carolina. As of June 30, 2021, Aquesta reported total assets of $736 million, total loans of $524 million and total deposits of $641 million. The merger, which is subject to regulatory approval, the approval of Aquesta shareholders, and other customary conditions, is expected to close in the fourth quarter of 2021.

Subsequent to quarter-end, on July 14, 2021, United announced an agreement to acquire Reliant Bancorp, Inc. and its wholly-owned subsidiary, Reliant Bank, collectively referred to as “Reliant”. Reliant is headquartered in Brentwood, Tennessee, a suburb of Nashville, Tennessee and operates a 25 branch network in Tennessee, located primarily in the Nashville area, as well as branches in Clarksville and Chattanooga. It also has a manufactured housing finance group based in Knoxville. As of June 30, 2021, Reliant reported total assets of $3.10 billion, total loans of $2.32 billion, and total deposits of $2.63 billion. The merger, which is subject to regulatory approval, the approval of Reliant shareholders, and other customary conditions, is expected to close in the first quarter of 2022.

Note 14 - Subsequent Events

Effective July 1, 2021, the Bank moved its headquarters from Blairsville, Georgia to Greenville, South Carolina and became a South Carolina state-chartered bank subject to examination and reporting requirements of the South Carolina Board of Financial Institutions. Prior to that date, the Bank was a Georgia state-chartered bank subject to examination and reporting requirements of the Georgia Department of Banking and Finance. Also effective July 1, 2021, the Holding Company elected to become a financial holding company, which allows for engagement in a broader range of financial activities.

During the third quarter of 2021, through August 5, 2021, United repurchased 309,599 shares of common stock for $9.00 million in accordance with its common stock repurchase program.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at June 30, 2021 and December 31, 2020 and our results of operations for the three and six months ended June 30, 2021 and 2020. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. The following discussion and analysis should be read along with our consolidated financial statements and related notes included in Part I - Item 1 of this Report, “Cautionary Note Regarding Forward-Looking Statements” and the risk factors discussed in our 2020 10-K, and the other reports we have filed with the SEC after we filed the 2020 10-K.

Unless the context otherwise requires, the terms “we,” “our,” “us” refer to United on a consolidated basis. References to the Holding Company refer to United Community Banks, Inc. on an unconsolidated basis.

Overview

We offer a wide array of commercial and consumer banking services and investment advisory services through a 162 branch network throughout Georgia, South Carolina, North Carolina, Tennessee and Florida. We have grown organically as well as through strategic acquisitions. At June 30, 2021, we had consolidated total assets of $18.9 billion and 2,440 full-time equivalent employees.

Recent Developments

Mergers and Acquisitions
•On July 1, 2020, we acquired Three Shores including its wholly-owned banking subsidiary, Seaside, headquartered in Orlando, Florida. Seaside was a premier commercial lender with a strong wealth management platform and operated a 14-branch network located in key Florida metropolitan markets. We acquired $2.13 billion of assets and assumed $1.99 billion of liabilities in the acquisition.

•Subsequent to quarter-end, on July 6, 2021, we acquired FinTrust Capital Partners, LLC, and its operating subsidiaries FinTrust Capital Advisors, LLC, FinTrust Capital Benefit Group, LLC and FinTrust Brokerage Services, LLC, collectively referred to as “FinTrust”. FinTrust is an investment advisory firm headquartered in Greenville, South Carolina, with additional locations in Anderson, South Carolina, and Athens and Macon, Georgia. The firm provides wealth and investment management services to individuals and institutions within its markets, which expands our Advisory Services division. As of June 30, 2021, FinTrust had assets under management of $2.09 billion across its advisory, retirement planning and brokerage businesses.

•On May 27, 2021, we announced an agreement to acquire Aquesta Financial Holdings, Inc. and its wholly-owned subsidiary, Aquesta Bank, collectively referred to as “Aquesta”, which we plan to complete in October of 2021. Aquesta is headquartered in Cornelius, North Carolina. The bank’s high-touch customer service is delivered to retail and business customers through a network of nine branches primarily located in the Charlotte metropolitan area in addition to locations in Wilmington and Raleigh, North Carolina, as well as Greenville and Charleston, South Carolina. As of June 30, 2021, Aquesta reported total assets of $736 million, total loans of $524 million and total deposits of $641 million.

•On July 14, 2021, we announced an agreement to acquire Reliant Bancorp, Inc. and its wholly-owned subsidiary, Reliant Bank, collectively referred to as “Reliant”, which we plan to complete in the first quarter of 2022. Reliant is headquartered in Brentwood, Tennessee, a suburb of Nashville, Tennessee and operates a 25 branch network in Tennessee, located primarily in some of the Nashville area’s most attractive markets, as well as in Clarksville and Chattanooga. It also has a manufactured housing finance group based in Knoxville. As of June 30, 2021, Reliant reported total assets of $3.10 billion, total loans of $2.32 billion, and total deposits of $2.63 billion.

COVID-19
During the second quarter of 2021, as a result of the widespread distribution of COVID-19 vaccinations and reduction in COVID-19 cases nationally and within our markets, we substantially returned to normal retail operations by reopening the majority of our branch lobbies. We continue to monitor the impact of the COVID-19 pandemic on our business and to offer assistance to our customers affected by its economic effects, through payment deferrals and participation in the CARES Act and PPP loan program. Loans with active COVID-19 payment deferrals have declined dramatically, with $17.8 million outstanding at June 30, 2021, a 75% reduction since December 31, 2020.

Other
Effective July 1, 2021, the Bank moved its headquarters from Blairsville, Georgia to Greenville, South Carolina and became a South Carolina state-chartered bank subject to examination and reporting requirements of the South Carolina Board of Financial Institutions. Prior to that, the Bank was a Georgia state-chartered bank subject to examination and reporting requirements of the Georgia Department of Banking and Finance. Also effective July 1, 2021, the Holding Company, which remains headquartered in Blairsville, Georgia, elected to become a financial holding company, which allows us to engage in a broader range of financial activities. Neither of these changes had a material impact on our operations.

Results of Operations
We reported net income and diluted earnings per common share of $70.3 million and $0.78, respectively, for the second quarter of 2021 compared to $25.1 million and $0.32, respectively, for the same period in 2020. Operating net income (non-GAAP), which excludes merger-related and other charges, was $71.1 million for the second quarter of 2021, compared to $25.4 million for the same period in 2020. The increase in net income and operating net income was driven by increased net interest revenue and a release of provision for credit losses partly offset by a decrease in noninterest income and an increase in noninterest expense during the second quarter of 2021.
Net interest revenue increased to $138 million for the second quarter of 2021, compared to $109 million for the second quarter of 2020, due to several factors including loan growth, much of which resulted from the addition of PPP loans and loans acquired from Three Shores, accelerated recognition of net deferred fees on forgiven and repaid PPP loans and a more favorable deposit mix. The net interest margin decreased to 3.19% for the three months ended June 30, 2021 from 3.42% for the same period in 2020 primarily due to the effect of falling interest rates on our asset sensitive balance sheet and a change in the composition of interest-earning assets as we strategically increased our securities portfolio to deploy excess liquidity from strong deposit growth.

We recorded a negative provision for credit losses of $13.6 million for the second quarter of 2021, compared to $33.5 million of provision expense for the second quarter of 2020. The negative provision in 2021 resulted from a downward adjustment to the ACL, reflecting an improved economic forecast. The provision for credit losses for the second quarter of 2020 reflected the expected macroeconomic effects of the COVID-19 pandemic and associated increase in charge-offs. We recognized net recoveries for the second quarter of 2021 of $456,000 compared to $6.15 million of net charge-offs for the same period in 2020.

Noninterest income of $35.8 million for the second quarter of 2021 was down $4.40 million, or 11%, from the second quarter of 2020. Gains on sales of mortgage loans and related fees drove most of the decrease, down $12.5 million compared to the same period of 2020. The decrease reflects the demand in the real estate mortgage market, which, while still strong, has started to level out after the initial surge in response to falling interest rates in early 2020. This decrease was partially offset by increases in gains on sales of other loans, driven by higher sales volume of SBA/USDA and equipment financing receivables, and wealth management fees, which reflects the addition of Three Shores’ wealth management business.

For the second quarter of 2021, noninterest expenses of $95.5 million increased $11.6 million, or 14%, compared to the same period of 2020. The increase was primarily attributable to a $7.60 million increase in salaries and employee benefits, which was driven by several factors, including the inclusion of Three Shores employees, higher mortgage commissions, incentives and bonus accruals as a result of strong production during the period and annual merit increases effective in April of 2021.

For the six months ended June 30, 2021 and 2020, we reported net income of $144 million and $57.0 million, respectively, and diluted earnings per common share of $1.60 and $0.71, respectively. Operating net income (non-GAAP) for the six months ended June 30, 2021 and 2020, of $146 million and $57.9 million, respectively, excluded merger-related charges for both periods. Net interest revenue and net interest margin for the six months ended June 30, 2021 were $270 million and 3.20%, respectively, compared to $228 million and 3.73%, respectively, for the same period in 2020. Results of operations for the six months ended June 30, 2021 were largely driven by the same factors affecting the quarter and are discussed in further detail throughout the following sections of MD&A.

Critical Accounting Policies

Our accounting and reporting policies are in accordance with GAAP and conform to general practices within the banking industry. Our more critical accounting and reporting policies include accounting for the ACL and fair value measurements, both of which involve the use of estimates and require significant judgments by management. Different assumptions in the application of these policies could result in material changes in our consolidated financial position or consolidated results of operations. Our critical accounting policies are discussed in MD&A in our 2020 10-K. There have been no significant changes to our critical accounting policies in 2021.

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

UNITED COMMUNITY BANKS, INC.
Table 1 - Financial Highlights
Selected Financial Information
(in thousands, except per share data)
	2021		2020			Second Quarter 2021 - 2020 Change	For the Six Months Ended June 30,		YTD Change
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter		2021	2020
INCOME SUMMARY
Interest revenue	$145,809	$141,542	$156,071	$141,773	$123,605		$287,351	$260,152
Interest expense	7,433	9,478	10,676	13,319	14,301		16,911	32,242
Net interest revenue	138,376	132,064	145,395	128,454	109,304	27%	270,440	227,910	19%
(Release of) provision for credit losses	(13,588)	(12,281)	2,907	21,793	33,543		(25,869)	55,734
Noninterest income	35,841	44,705	41,375	48,682	40,238	(11)	80,546	66,052	22
Total revenue	187,805	189,050	183,863	155,343	115,999	62	376,855	238,228	58
Expenses	95,540	95,194	106,490	95,981	83,980	14	190,734	165,518	15
Income before income tax expense	92,265	93,856	77,373	59,362	32,019	188	186,121	72,710	156
Income tax expense	22,005	20,150	17,871	11,755	6,923	218	42,155	15,730	168
Net income	70,260	73,706	59,502	47,607	25,096	180	143,966	56,980	153
Merger-related and other charges	1,078	1,543	2,452	3,361	397		2,621	1,205
Income tax benefit of merger-related and other charges	(246)	(335)	(552)	(519)	(87)		(581)	(269)
Net income - operating (1)	$71,092	$74,914	$61,402	$50,449	$25,406	180	$146,006	$57,916	152

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$0.78	$0.82	$0.66	$0.52	$0.32	144	$1.60	$0.71	125
Diluted net income - operating (1)	0.79	0.83	0.68	0.55	0.32	147	1.62	0.73	122
Cash dividends declared	0.19	0.19	0.18	0.18	0.18	6	0.38	0.36	6
Book value	22.81	22.15	21.90	21.45	21.22	7	22.81	21.22	7
Tangible book value (3)	18.49	17.83	17.56	17.09	16.95	9	18.49	16.95	9
Key performance ratios:
Return on common equity - GAAP (2)(4)	14.08%	15.37%	12.36%	10.06%	6.17%		14.71%	7.01%
Return on common equity - operating (1)(2)(4)	14.25	15.63	12.77	10.69	6.25		14.92	7.13
Return on tangible common equity - operating (1)(2)(3)(4)	17.81	19.68	16.23	13.52	8.09		18.72	9.20
Return on assets - GAAP (4)	1.46	1.62	1.30	1.07	0.71		1.54	0.85
Return on assets - operating (1)(4)	1.48	1.65	1.34	1.14	0.72		1.56	0.86
Dividend payout ratio - GAAP	24.36	23.17	27.27	34.62	56.25		23.75	50.70
Dividend payout ratio - operating (1)	24.05	22.89	26.47	32.73	56.25		23.46	49.32
Net interest margin (FTE) (4)	3.19	3.22	3.55	3.27	3.42		3.20	3.73
Efficiency ratio - GAAP	54.53	53.55	56.73	54.14	55.86		54.04	56.00
Efficiency ratio - operating (1)	53.92	52.68	55.42	52.24	55.59		53.30	55.59
Equity to total assets	11.04	10.95	11.29	11.47	11.81		11.04	11.81
Tangible common equity to tangible assets (3)	8.71	8.57	8.81	8.89	9.12		8.71	9.12

ASSET QUALITY
Nonperforming loans	$46,123	$55,900	$61,599	$49,084	$48,021	(4)	$46,123	$48,021	(4)
Foreclosed properties	224	596	647	953	477		224	477
Total NPAs	46,347	56,496	62,246	50,037	48,498	(4)	46,347	48,498	(4)
ACL - loans	111,616	126,866	137,010	134,256	103,669	8	111,616	103,669	8
Net charge-offs	(456)	(305)	1,515	2,538	6,149		(761)	14,263	(105)
ACL - loans to loans	0.98%	1.09%	1.20%	1.14%	1.02%		0.98%	1.02%
Net charge-offs to average loans (4)	(0.02)	(0.01)	0.05	0.09	0.25		(0.01)	0.31
NPAs to loans and foreclosed properties	0.41	0.48	0.55	0.42	0.48		0.41	0.48
NPAs to total assets	0.25	0.30	0.35	0.29	0.32		0.25	0.32

AVERAGE BALANCES ($ in millions)
Loans	$11,617	$11,433	$11,595	$11,644	$9,773	19	$11,525	$9,301	24
Investment securities	4,631	3,991	3,326	2,750	2,408	92	4,313	2,464	75
Earning assets	17,540	16,782	16,394	15,715	12,958	35	17,163	12,378	39
Total assets	18,792	18,023	17,698	17,013	14,173	33	18,410	13,558	36
Deposits	16,132	15,366	15,057	14,460	12,071	34	15,751	11,493	37
Shareholders’ equity	2,060	2,025	1,994	1,948	1,686	22	2,042	1,670	22
Common shares - basic (thousands)	87,289	87,322	87,258	87,129	78,920	11	87,306	79,130	10
Common shares - diluted (thousands)	87,421	87,466	87,333	87,205	78,924	11	87,443	79,186	10

AT PERIOD END ($ in millions)
Loans	$11,391	$11,679	$11,371	$11,799	$10,133	12	$11,391	$10,133	12
Investment securities	4,928	4,332	3,645	3,089	2,432	103	4,928	2,432	103
Total assets	18,896	18,557	17,794	17,153	15,005	26	18,896	15,005	26
Deposits	16,328	15,993	15,232	14,603	12,702	29	16,328	12,702	29
Shareholders’ equity	2,086	2,031	2,008	1,967	1,772	18	2,086	1,772	18
Common shares outstanding (thousands)	86,665	86,777	86,675	86,611	78,335	11	86,665	78,335	11
(1) Excludes merger-related and other charges. (2) Net income less preferred stock dividends, divided by average realized common equity, which excludes AOCI. (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Non-GAAP Performance Measures Reconciliation
Selected Financial Information
(in thousands, except per share data)
	2021		2020			For the Six Months Ended June 30,
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2021	2020
Expense reconciliation
Expenses (GAAP)	$95,540	$95,194	$106,490	$95,981	$83,980	$190,734	$165,518
Merger-related and other charges	(1,078)	(1,543)	(2,452)	(3,361)	(397)	(2,621)	(1,205)
Expenses - operating	$94,462	$93,651	$104,038	$92,620	$83,583	$188,113	$164,313

Net income reconciliation
Net income (GAAP)	$70,260	$73,706	$59,502	$47,607	$25,096	$143,966	$56,980
Merger-related and other charges	1,078	1,543	2,452	3,361	397	2,621	1,205
Income tax benefit of merger-related and other charges	(246)	(335)	(552)	(519)	(87)	(581)	(269)
Net income - operating	$71,092	$74,914	$61,402	$50,449	$25,406	$146,006	$57,916

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$0.78	$0.82	$0.66	$0.52	$0.32	$1.60	$0.71
Merger-related and other charges, net of tax	0.01	0.01	0.02	0.03	—	0.02	0.02
Diluted income per common share - operating	$0.79	$0.83	$0.68	$0.55	$0.32	$1.62	$0.73

Book value per common share reconciliation
Book value per common share (GAAP)	$22.81	$22.15	$21.90	$21.45	$21.22	$22.81	$21.22
Effect of goodwill and other intangibles	(4.32)	(4.32)	(4.34)	(4.36)	(4.27)	(4.32)	(4.27)
Tangible book value per common share	$18.49	$17.83	$17.56	$17.09	$16.95	$18.49	$16.95

Return on tangible common equity reconciliation
Return on common equity (GAAP)	14.08%	15.37%	12.36%	10.06%	6.17%	14.71%	7.01%
Merger-related and other charges, net of tax	0.17	0.26	0.41	0.63	0.08	0.21	0.12
Return on common equity - operating	14.25	15.63	12.77	10.69	6.25	14.92	7.13
Effect of goodwill and other intangibles	3.56	4.05	3.46	2.83	1.84	3.80	2.07
Return on tangible common equity - operating	17.81%	19.68%	16.23%	13.52%	8.09%	18.72%	9.20%

Return on assets reconciliation
Return on assets (GAAP)	1.46%	1.62%	1.30%	1.07%	0.71%	1.54%	0.85%
Merger-related and other charges, net of tax	0.02	0.03	0.04	0.07	0.01	0.02	0.01
Return on assets - operating	1.48%	1.65%	1.34%	1.14%	0.72%	1.56%	0.86%

Dividend payout ratio reconciliation
Dividend payout ratio (GAAP)	24.36%	23.17%	27.27%	34.62%	56.25%	23.75%	50.70%
Merger-related and other charges, net of tax	(0.31)	(0.28)	(0.80)	(1.89)	—	(0.29)	(1.38)
Dividend payout ratio - operating	24.05%	22.89%	26.47%	32.73%	56.25%	23.46%	49.32%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	54.53%	53.55%	56.73%	54.14%	55.86%	54.04%	56.00%
Merger-related and other charges	(0.61)	(0.87)	(1.31)	(1.90)	(0.27)	(0.74)	(0.41)
Efficiency ratio - operating	53.92%	52.68%	55.42%	52.24%	55.59%	53.30%	55.59%

Tangible common equity to tangible assets reconciliation
Equity to total assets (GAAP)	11.04%	10.95%	11.29%	11.47%	11.81%	11.04%	11.81%
Effect of goodwill and other intangibles	(1.82)	(1.86)	(1.94)	(2.02)	(2.05)	(1.82)	(2.05)
Effect of preferred equity	(0.51)	(0.52)	(0.54)	(0.56)	(0.64)	(0.51)	(0.64)
Tangible common equity to tangible assets	8.71%	8.57%	8.81%	8.89%	9.12%	8.71%	9.12%

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

The following tables indicate the relationship between interest revenue and expense and the average amounts of assets and liabilities, which provides further insight into net interest spread and net interest margin for the periods indicated. As shown in the tables, both average assets and average liabilities for the three and six months ended June 30, 2021 increased compared to the same periods of 2020. The increase in average assets was primarily in average interest-earning assets including average loans, securities and interest-earning deposits in banks. The increase in average liabilities was driven by the increase in both average interest-bearing and noninterest-bearing deposits. In addition to organic growth, the increases in average loans and deposits reflect those acquired from Three Shores and the addition of PPP loans to our loan portfolio. PPP loans also contributed to deposit growth, since in many cases the proceeds of PPP loans remained in United customer deposit accounts during the first half of 2021. Approximately $1.93 billion of the increase in average loans for the three months ended June 30, 2021 can be attributed to the Three Shores and PPP loan portfolios. The forgiveness of PPP loans and strong growth in deposits generated additional liquidity, which we deployed into our investment portfolio and was also reflected in our cash balances.

Net interest revenue for the second quarter and first six months of 2021 was $138 million and $270 million, respectively. As set forth in the following tables, FTE net interest revenue for the second quarter and first six months of 2021 was $139 million and $272 million, representing 27% and 19% increases, respectively, from the second quarter and first six months of 2020. The increase in net interest revenue for the three and six months ended June 30, 2021 compared to the same periods of 2020 was primarily driven by the loan growth discussed above and accelerated recognition of net deferred PPP loan fees upon forgiveness or repayment, partially offset by the impact of historically low interest rates on our asset sensitive balance sheet.

The net interest spread for the second quarter and first six months of 2021 decreased 7 and 36 basis points, respectively, from the same periods of 2020. The net interest margin for the second quarter and first six months of 2021 decreased 23 basis points and 53 basis points, respectively, from the same periods of 2020. The decrease in the net interest margin and net interest spread during the three and six months ended June 30, 2021 was primarily attributable to the impact of falling interest rates as the decreases in loan and securities yields exceeded the decrease in deposit rates. Also, strong deposit growth led to a changing mix of interest-earning assets, which contributed to the net interest margin and net interest spread compression as average cash balances increased and the average balance of the lower-yielding investment securities portfolio as a percentage of total assets was 25% for the second quarter of 2021 compared with 17% for the same period of 2020. The impact of the falling yield on our interest-earning assets was partially mitigated by a more favorable interest-bearing deposit mix. For the three months ended June 30, 2021, 84% of interest-bearing deposits consisted of lower-cost transaction deposits compared to 75% for the same period of 2020, representing a shift from higher-cost time deposits. The shift in the interest-bearing deposit mix was also evident when comparing the six months ended June 30, 2021 and 2020. The decrease in the net interest margin was also partially offset by continued growth in noninterest-bearing deposits.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended June 30,

	2021			2020
(dollars in thousands, FTE)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$11,616,802	$127,458	4.40%	$9,772,703	$107,398	4.42%
Taxable securities (3)	4,242,297	15,287	1.44	2,229,371	14,045	2.52
Tax-exempt securities (FTE) (1)(3)	388,609	3,030	3.12	178,903	2,110	4.72
Federal funds sold and other interest-earning assets	1,292,026	1,055	0.33	776,776	857	0.44
Total interest-earning assets (FTE)	17,539,734	146,830	3.36	12,957,753	124,410	3.86

Noninterest-earning assets:
Allowance for credit losses	(128,073)			(89,992)
Cash and due from banks	152,443			138,842
Premises and equipment	225,017			217,096
Other assets (3)	1,002,634			949,201
Total assets	$18,791,755			$14,172,900

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$3,428,009	1,382	0.16	$2,444,895	1,628	0.27
Money market	3,814,960	1,355	0.14	2,541,805	3,421	0.54
Savings	1,080,267	53	0.02	788,247	39	0.02
Time	1,548,487	899	0.23	1,805,671	6,058	1.35
Brokered time deposits	64,332	(69)	(0.43)	130,556	125	0.39
Total interest-bearing deposits	9,936,055	3,620	0.15	7,711,174	11,271	0.59
Federal funds purchased and other borrowings	111	—	—	1	—	—
Federal Home Loan Bank advances	—	—	—	—	—	—
Long-term debt	285,389	3,813	5.36	228,096	3,030	5.34
Total borrowed funds	285,500	3,813	5.36	228,097	3,030	5.34
Total interest-bearing liabilities	10,221,555	7,433	0.29	7,939,271	14,301	0.72

Noninterest-bearing liabilities:
Noninterest-bearing deposits	6,196,045			4,360,095
Other liabilities	314,130			187,375
Total liabilities	16,731,730			12,486,741
Shareholders' equity	2,060,025			1,686,159
Total liabilities and shareholders' equity	$18,791,755			$14,172,900

Net interest revenue (FTE)		$139,397			$110,109
Net interest-rate spread (FTE)			3.07%			3.14%
Net interest margin (FTE) (4)			3.19%			3.42%

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
(3)AFS securities are shown at amortized cost. Pretax unrealized gains of $28.6 million and $66.3 million in 2021 and 2020, respectively, are included in other assets for purposes of this presentation.
(4)Net interest margin is taxable equivalent net interest revenue divided by average interest-earning assets.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Six Months Ended June 30,

	2021			2020
(dollars in thousands, fully taxable equivalent (FTE))	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$11,525,363	$252,580	4.42%	$9,300,792	$225,194	4.87%
Taxable securities (3)	3,932,545	28,585	1.45	2,293,502	29,916	2.61
Tax-exempt securities (FTE) (1)(3)	380,370	5,918	3.11	170,578	4,155	4.87
Federal funds sold and other interest-earning assets	1,324,776	2,277	0.34	612,776	2,489	0.81
Total interest-earning assets (FTE)	17,163,054	289,360	3.40	12,377,648	261,754	4.25

Non-interest-earning assets:
Allowance for loan losses	(135,845)			(79,885)
Cash and due from banks	146,401			133,548
Premises and equipment	223,224			218,170
Other assets (3)	1,012,896			908,828
Total assets	$18,409,730			$13,558,309

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$3,379,794	2,868	0.17	$2,428,815	4,606	0.38
Money market	3,774,201	3,159	0.17	2,441,264	7,952	0.66
Savings	1,035,176	102	0.02	750,179	74	0.02
Time	1,595,196	2,487	0.31	1,823,612	13,308	1.47
Brokered time deposits	69,765	223	0.64	105,689	406	0.77
Total interest-bearing deposits	9,854,132	8,839	0.18	7,549,559	26,346	0.70
Federal funds purchased and other borrowings	62	—	—	199	1	1.01
Federal Home Loan Bank advances	1,657	2	0.24	83	1	2.42
Long-term debt	301,193	8,070	5.40	220,429	5,894	5.38
Total borrowed funds	302,912	8,072	5.37	220,711	5,896	5.37
Total interest-bearing liabilities	10,157,044	16,911	0.34	7,770,270	32,242	0.83

Noninterest-bearing liabilities:
Noninterest-bearing deposits	5,896,882			3,943,740
Other liabilities	313,374			174,781
Total liabilities	16,367,300			11,888,791
Shareholders' equity	2,042,430			1,669,518
Total liabilities and shareholders' equity	$18,409,730			$13,558,309

Net interest revenue (FTE)		$272,449			$229,512
Net interest-rate spread (FTE)			3.06%			3.42%
Net interest margin (FTE) (4)			3.20%			3.73%

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
(3)Securities AFS are shown at amortized cost. Pretax unrealized gains of $43.4 million and $59.6 million in 2021 and 2020, respectively, are included in other assets for purposes of this presentation.
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

Table 4 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Compared to 2020 Increase (Decrease) Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans (FTE)	$20,233	$(173)	$20,060	$50,203	$(22,817)	$27,386
Taxable securities	8,999	(7,757)	1,242	15,535	(16,866)	(1,331)
Tax-exempt securities (FTE)	1,823	(903)	920	3,683	(1,920)	1,763
Federal funds sold and other interest-earning assets	462	(264)	198	1,777	(1,989)	(212)
Total interest-earning assets (FTE)	31,517	(9,097)	22,420	71,198	(43,592)	27,606

Interest-bearing liabilities:
NOW and interest-bearing demand accounts	524	(770)	(246)	1,390	(3,128)	(1,738)
Money market accounts	1,203	(3,269)	(2,066)	2,975	(7,768)	(4,793)
Savings deposits	14	—	14	28	—	28
Time deposits	(758)	(4,401)	(5,159)	(1,487)	(9,334)	(10,821)
Brokered deposits	(37)	(157)	(194)	(122)	(61)	(183)
Total interest-bearing deposits	946	(8,597)	(7,651)	2,784	(20,291)	(17,507)
Federal funds purchased & other borrowings	—	—	—	—	(1)	(1)
FHLB advances	—	—	—	3	(2)	1
Long-term debt	765	18	783	2,164	12	2,176
Total borrowed funds	765	18	783	2,167	9	2,176
Total interest-bearing liabilities	1,711	(8,579)	(6,868)	4,951	(20,282)	(15,331)

Increase in net interest revenue (FTE)	$29,806	$(518)	$29,288	$66,247	$(23,310)	$42,937

Provision for Credit Losses

The ACL represents management’s estimate of life of loan credit losses in the loan portfolio and unfunded loan commitments. Management’s estimate of credit losses under CECL is determined using a model that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the ACL and resulting provision for credit losses.

We recorded negative provisions for credit losses of $13.6 million and $25.9 million for the three and six months ended June 30, 2021, respectively, compared to $33.5 million and $55.7 million in provision expense for the same periods in 2020, respectively. The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined by management reflecting expected life of loan losses. The negative provision expense for the three and six months ended June 30, 2021 compared to the same periods of 2020 was primarily a result of an improved economic forecast combined with net recoveries recognized during the second quarter and first half of 2021. The provision for credit losses for the second quarter and first half of 2020 was elevated due to a less optimistic economic forecast amidst the COVID-19 pandemic.

For the six months ended June 30, 2021, net loan charge-offs (recoveries) as an annualized percentage of average outstanding loans were (0.01)% compared to 0.31% for the same period in 2020. The net recoveries amount recorded during the first six months of 2021 was mostly attributable to one large commercial credit recovery during the first quarter, strong recoveries from a number of other credits and lower charge-offs during the second quarter.

Additional discussion on credit quality and the ACL is included in the “Asset Quality and Risk Elements” section of MD&A in this Report.

Noninterest income

The following table presents the components of noninterest income for the periods indicated.

Table 5 - Noninterest Income
(in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Overdraft fees	$2,274	$1,997	$277	14%	$4,616	$5,516	$(900)	(16)%
ATM and debit card fees	3,306	3,199	107	3	6,396	6,268	128	2
Other service charges and fees	2,755	1,799	956	53	4,893	3,849	1,044	27
Total service charges and fees	8,335	6,995	1,340	19	15,905	15,633	272	2
Mortgage loan gains and related fees	11,136	23,659	(12,523)	(53)	33,708	31,969	1,739	5
Wealth management fees	3,822	1,324	2,498	189	7,327	2,964	4,363	147
Gains on sales of other loans	4,123	1,040	3,083	296	5,153	2,714	2,439	90
Securities gains, net	41	—	41		41	—	41
Other noninterest income:
Other lending and loan servicing fees	2,085	1,298	787	61	4,245	2,963	1,282	43
Customer derivatives	260	1,181	(921)	(78)	1,952	2,588	(636)	(25)
Other investment gains (losses)	1,648	18	1,630		3,154	(1,139)	4,293
BOLI	972	2,032	(1,060)	(52)	1,829	2,877	(1,048)	(36)
Treasury management income	710	462	248	54	1,355	971	384	40
Other	2,709	2,229	480	22	5,877	4,512	1,365	30
Total other noninterest income	8,384	7,220	1,164	16	18,412	12,772	5,640	44
Total noninterest income	$35,841	$40,238	$(4,397)	(11)	$80,546	$66,052	$14,494	22

Total service charges and fees for the first half of 2021 were flat compared to the same period of 2020, reflecting an increase in other service charges and fees that was mostly offset by a decrease in overdraft fees. During the second quarter of 2021, total service charges and fees increased $1.34 million compared to the respective period of 2020, which was mostly driven by the receipt of larger vendor rebates reflected in other service charges and fees for the three and six months ended 2021. Overdraft fees have remained at relatively low levels since the onset of the COVID-19 pandemic. During the first half of 2020, the decrease in overdraft fees was attributable to lower transaction volume due to widespread economic shutdowns combined with government stimulus payments disbursed during the second quarter, both of which increased transaction deposit account balances. During the first half of 2021, transaction deposit account balances remained elevated due to government stimulus payments and customer preferences to allocate more funds to transaction deposit accounts rather than time deposits in the current low interest rate environment.

Mortgage loan gains and related fees consists primarily of fees earned on mortgage originations, gains on the sale of mortgages in the secondary market and fair value adjustments to our mortgage servicing asset. We recognize the majority of gains on mortgages at the point customers enter into mortgage rate lock commitments, making our mortgage pipeline a significant driver of mortgage gains in any given period. The change in mortgage loan gains and related fees is strongly tied to the interest rate environment. Customer demand, also primarily driven by interest rates, as well as the market-driven gain on sale spread are also primary drivers of mortgage income. From the second quarter of 2020 through the first quarter of 2021, we experienced a strong demand for mortgage refinances and home purchases following the drop in interest rates in early 2020. During the second quarter of 2021, the demand for refinances began to decrease as rates increased, resulting in a decrease in the volume of mortgage rate locks compared to the same period of 2020. Overall mortgage originations for the three and six months ended June 30, 2021 surpassed that of the respective periods of 2020 as the demand for home purchases remained strong. Offsetting strong mortgage origination demand, during the three months ended June 30, 2021 and 2020, we recorded negative fair value adjustments to the mortgage servicing rights asset of $2.58 million and $1.78 million, respectively, as projected mortgage prepayments accelerated as interest rates decreased. Additionally, our gain on sale spread for the second quarter of 2021 of 3.86% decreased compared to 4.24% for the second quarter of 2020 contributing to the decrease in mortgage loan gains.

Table 6 - Selected Mortgage Metrics
(dollars in thousands)
	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Mortgage rate locks	$701,666	$801,836	(12)%	$1,695,005	$1,602,493	6%
# of mortgage rate locks	2,090	2,981	(30)	5,072	5,877	(14)

Mortgage loans sold	$407,468	$395,406	3	$743,141	$654,518	14
# of mortgage loans sold	1,704	1,712	—	3,109	2,870	8

Mortgage loans originated:
Purchases	$406,552	$242,920	67	$699,471	$461,498	52
Refinances	271,850	318,868	(15)	635,403	488,149	30
Total	$678,402	$561,788	21	$1,334,874	$949,647	41

# of mortgage loans originated	1,992	2,095	(5)	4,134	3,565	16

Gains on the sale of other loans for the second quarter and first six months of 2021 were up significantly compared to the same periods of 2020 mostly due to the sale of equipment financing loans and leases and USDA renewable energy loans in the second quarter of 2021. Our SBA/USDA lending strategy includes selling a portion of the loan production each quarter. The amount of loans sold depends on several variables including the current lending environment and balance sheet management activities. From time to time, we also sell certain equipment financing receivables based on market conditions. The following table presents loans sold and the corresponding gains or losses recognized on the sale for the periods indicated.

Table 7 - Other Loan Sales
(in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Loans Sold	Gain (Loss)	Loans Sold	Gain (Loss)	Loans Sold	Gain (Loss)	Loans Sold	Gain (Loss)
Guaranteed portion of SBA/USDA loans	$32,303	$3,320	$14,035	$1,021	$43,648	$4,343	$18,069	$1,436
Equipment financing receivables	18,908	803	1,704	19	19,967	810	23,921	1,278
Total	$51,211	$4,123	$15,739	$1,040	$63,615	$5,153	$41,990	$2,714

The increase in brokerage and wealth management fees during the second quarter and first six months of 2021 from the same periods of 2020 was primarily a result of the addition of the Three Shores wealth management business.

Other noninterest income for the for the three and six months ended June 30, 2021 increased from the same periods of 2020 primarily due to positive fair value adjustments on deferred compensation plan assets and other investments compared to negative fair value adjustments during the first half of 2020 resulting from the COVID-19 pandemic related market disruption. The increase in lending and loan servicing fees also contributed to the increase in other income, which was mostly attributable to volume driven fee income from our equipment finance business. These increases were offset by a decrease in BOLI income compared to three and six months ended June 30, 2020, which included a death benefit gain of $1.10 million. Customer derivative income also decreased for the three and six months ended June 30, 2021 compared to the same periods of 2020 due to increases in interest rates negatively impacting the demand for customer derivative products.

Noninterest Expenses

The following table presents the components of noninterest expenses for the periods indicated.

Table 8 - Noninterest Expenses
(in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Salaries and employee benefits	$59,414	$51,811	$7,603	15%	$119,999	$103,169	$16,830	16%
Communications and equipment	7,408	6,556	852	13	14,611	12,502	2,109	17
Occupancy	7,078	5,945	1,133	19	14,034	11,659	2,375	20
Advertising and public relations	1,493	2,260	(767)	(34)	2,692	3,534	(842)	(24)
Postage, printing and supplies	1,618	1,613	5	—	3,440	3,283	157	5
Professional fees	4,928	4,823	105	2	9,162	8,920	242	3
Lending and loan servicing expense	3,181	3,189	(8)	—	6,058	5,482	576	11
Outside services - electronic banking	2,285	1,796	489	27	4,503	3,628	875	24
FDIC assessments and other regulatory charges	1,901	1,558	343	22	3,797	3,042	755	25
Amortization of intangibles	929	987	(58)	(6)	1,914	2,027	(113)	(6)
Other	4,227	3,045	1,182	39	7,903	7,067	836	12
Total excluding merger-related and other charges	94,462	83,583	10,879	13	188,113	164,313	23,800	14
Merger-related and other charges	1,078	397	681		2,621	1,205	1,416
Total noninterest expenses	$95,540	$83,980	$11,560	14	$190,734	$165,518	$25,216	15

Salaries and employee benefits for the second quarter and first six months of 2021 increased from the same periods of 2020 as a result of several factors including growth in our employee base from the acquisition of Three Shores as well as increased mortgage commissions and other incentives resulting from increased production and strong performance. The increase also reflected our merit-based salary increases awarded during the second quarter of 2021. These increases in expense were partially offset by higher deferred loan origination costs related to increases in loan production. Full-time equivalent headcount totaled 2,440 at June 30, 2021, up from 2,297 at June 30, 2020.

Communications and equipment expense increased for the second quarter and first six months of 2021 compared to the same periods of 2020 primarily due to incremental software contract costs. The increase in occupancy costs was mostly attributable to the addition of operating lease costs associated with the acquired Three Shores’ locations. Advertising and public relations expense for the three and six months ended June 30, 2021 decreased relative to the same periods of 2020 as 2020 included contributions to the United Community Bank Foundation in its inaugural year. The increase in outside services - electronic banking primarily related to increased internet banking costs.

Merger-related and other charges for the second quarter and first six months of 2021 primarily consisted of expenses associated with the acquisitions of Three Shores and FinTrust. Merger-related and other charges for the three and six months ended June 30, 2020 were mostly related to the acquisition of Three Shores.

Balance Sheet Review

Total assets at June 30, 2021 and December 31, 2020 were $18.9 billion and $17.8 billion, respectively. Total liabilities at June 30, 2021 and December 31, 2020 were $16.8 billion and $15.8 billion, respectively. Shareholders’ equity totaled $2.09 billion and $2.01 billion at June 30, 2021 and December 31, 2020, respectively. The increase in assets was primarily evident in our investment portfolio, which we have strategically grown by $1.28 billion during 2021 to deploy excess liquidity provided by PPP loan forgiveness and growth in our customer deposits.

Loans

Our loan portfolio is our largest category of interest-earning assets. The following table presents a summary by loan type of the loan portfolio, of which approximately 71% was secured by real estate at June 30, 2021.

Table 9 - Loans Outstanding
(in thousands)

	June 30, 2021		December 31, 2020
	Amortized Cost	% of total loans	Amortized Cost	% of total loans
Owner occupied commercial real estate	$2,149,371	19%	$2,090,443	18%
Income producing commercial real estate	2,550,243	22	2,540,750	22
Commercial & industrial (1)	2,234,646	20	2,498,560	22
Commercial construction	926,809	8	967,305	9
Equipment financing	968,805	8	863,830	8
Total commercial	8,829,874	77	8,960,888	79
Residential mortgage	1,472,608	13	1,284,920	11
HELOC	660,881	6	697,117	6
Residential construction	288,708	3	281,430	3
Consumer	138,675	1	146,460	1
Total loans	$11,390,746	100%	$11,370,815	100%
(1) Commercial and industrial loans as of June 30, 2021 and December 31, 2020 included $472 million and $646 million of PPP loans, respectively.

Asset Quality and Risk Elements

We manage asset quality and control credit risk through review and oversight of the loan portfolio as well as adherence to policies designed to promote sound underwriting and loan monitoring practices. Our credit risk management function is responsible for monitoring asset quality and Board approved portfolio concentration limits, establishing credit policies and procedures and enforcing the consistent application of these policies and procedures. Additional information on our credit administration function is included in Part I, Item 1 under the heading Lending Activities in our 2020 10-K.

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

The following table presents a summary of the changes in the ACL for the periods indicated.

Table 10 - ACL
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
ACL - loans, beginning of period	$126,866	$81,905	$137,010	$62,089
Adoption of CECL	—	—	—	6,880
ACL - loans, adjusted beginning balance	126,866	81,905	137,010	68,969
Charge-offs:
Owner occupied commercial real estate	1	—	1	6
Income producing commercial real estate	52	4,589	1,059	5,000
Commercial & industrial	857	254	3,751	7,815
Commercial construction	46	239	224	239
Equipment financing	1,188	2,085	3,246	3,948
Residential mortgage	—	50	215	334
HELOC	34	98	34	118
Residential construction	—	32	10	54
Consumer	353	712	824	1,350
Total charge-offs	2,531	8,059	9,364	18,864
Recoveries:
Owner occupied commercial real estate	156	466	396	1,500
Income producing commercial real estate	213	41	229	182
Commercial & industrial	797	291	6,444	667
Commercial construction	339	117	495	258
Equipment financing	887	420	1,434	776
Residential mortgage	194	56	317	331
HELOC	146	196	219	299
Residential construction	33	37	103	71
Consumer	222	286	488	517
Total recoveries	2,987	1,910	10,125	4,601
Net (recoveries) charge-offs	(456)	6,149	(761)	14,263
(Release of) provision for credit losses - loans	(15,706)	27,913	(26,155)	48,963
ACL - loans, end of period	111,616	103,669	111,616	103,669

ACL - unfunded commitments, beginning of period	8,726	6,470	10,558	3,458
Adoption of CECL	—	—	—	1,871
ACL - unfunded commitments, adjusted beginning balance	8,726	6,470	10,558	5,329
Provision for credit losses - unfunded commitments	2,118	5,630	286	6,771
ACL - unfunded commitments, end of period	10,844	12,100	10,844	12,100

Total ACL	$122,460	$115,769	$122,460	$115,769

Total loans:
At period-end	$11,390,746	$10,132,510	$11,390,746	$10,132,510
Average	11,616,802	9,772,703	11,525,363	9,300,792
ACL - loans, as a percentage of period-end loans	0.98%	1.02%	0.98%	1.02%
As a percentage of average loans (annualized):
Net charge-offs	(0.02)	0.25	(0.01)	0.31
Provision for credit losses - loans	(0.54)	1.15	(0.46)	1.06
The reduction in the ACL since December 31, 2020 reflects an improved economic forecast, which includes an improved COVID-19 pandemic outlook, government stimulus spending, projected GDP growth and a continued low interest rate environment. Qualitative factors were used to moderate the improvement in the economic forecast for certain portfolios in recognition of the increase in special mention and substandard assets at June 30, 2021.

The following table presents a summary of loans by risk category for the dates indicated. See Note 4 to the consolidated financial statements in this Report for detailed descriptions of the risk categories.

Table 11 - Risk Categories
(in thousands)

	June 30, 2021		December 31, 2020		Change
	Amortized Cost	% of total loans	Amortized Cost	% of total loans	Amount	Percent
Pass	$10,781,793	95%	$10,846,850	95%	$(65,057)	(1)%
Special mention	369,964	3	297,245	3	72,719	24
Substandard	238,989	2	226,720	2	12,269	5
Total loans	$11,390,746	100%	$11,370,815	100%	$19,931	—

The increase in special mention and substandard loans since December 31, 2020 mostly reflects downgrades made during the first quarter of 2021 that remained in place as of June 30, 2021. Downgrades primarily consisted of borrowers in industries with potentially higher risk of being impacted by the social and economic effects of the COVID-19 pandemic, such as senior care and hotels. We anticipate these borrowers’ financial position to strengthen in the second half of 2021 as the economic outlook of the pandemic continues to improve.

We classify loans as substandard when there is one or more well-defined weaknesses that jeopardize the repayment by the borrower and there is a distinct possibility that we could sustain some loss if the deficiency is not corrected. At June 30, 2021, substandard loans included accrual and nonaccrual loans of $193 million and $46.1 million, respectively. Special mention loans continue to accrue interest.

Nonperforming Assets

NPAs, which include nonaccrual loans and foreclosed properties, totaled $46.3 million at June 30, 2021, compared with $62.2 million at December 31, 2020. The decrease in NPAs since December 31, 2020 is primarily a result of paydowns and payoffs of nonaccrual loans.

Our policy is to place loans on nonaccrual status when, in the opinion of management, the full principal and interest on a loan is not likely to be collected or when the loan becomes 90 days past due. A loan may continue on accrual after 90 days, however, if it is well collateralized and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Interest payments received on nonaccrual loans are applied to reduce the loan’s amortized cost. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance and future payments are reasonably assured.

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

The table below summarizes NPAs.

Table 12 - NPAs
(in thousands)

	June 30, 2021	December 31, 2020
Nonaccrual loans:
Owner occupied commercial real estate	6,128	8,582
Income producing commercial real estate	13,100	15,149
Commercial & industrial	8,563	16,634
Commercial construction	1,229	1,745
Equipment financing	1,771	3,405
Total commercial	30,791	45,515
Residential mortgage	13,485	12,858
HELOC	1,433	2,487
Residential construction	307	514
Consumer	107	225
Total nonaccrual loans	46,123	61,599
Foreclosed properties	224	647
Total NPAs	$46,347	$62,246

Nonaccrual loans as a percentage of total loans	0.40%	0.54%
NPAs as a percentage of total loans and foreclosed properties	0.41	0.55
NPAs as a percentage of total assets	0.25	0.35

At June 30, 2021 and December 31, 2020, we had $57.3 million and $61.6 million, respectively, in loans with terms that have been modified in TDRs. Included therein were $16.7 million and $20.6 million, respectively, of TDRs that were classified as nonaccrual and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $40.6 million and $41.0 million, respectively, were performing according to their modified terms and were therefore not considered to be nonperforming assets.

The CARES Act and interagency guidance granted temporary relief from TDR classification for certain loans restructured as a result of COVID-19. During 2020, we granted a significant number of payment deferral requests to our borrowers related to the economic disruption created by COVID-19. We continued to grant payment deferral requests in 2021 to certain borrowers. The following table presents remaining COVID-19 related deferrals that, to the extent they qualified for exemption, were not considered TDRs as of June 30, 2021 and December 31, 2020.

Table 13 - COVID-19 Deferrals
(in thousands)

	June 30, 2021	December 31, 2020
Owner occupied commercial real estate	$1,460	$4,774
Income producing commercial real estate	7,791	45,190
Commercial & industrial	1,024	5,682
Commercial construction	170	1,745
Equipment financing	5,512	3,474
Total commercial	15,957	60,865
Residential mortgage	1,655	8,731
HELOC	—	1,012
Residential construction	140	55
Consumer	61	46
Total COVID-19 deferrals	$17,813	$70,709

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
At June 30, 2021 and December 31, 2020, we had HTM debt securities with a carrying amount of $852 million and $420 million, respectively, and AFS debt securities totaling $4.08 billion and $3.22 billion, respectively. The increased balances at June 30, 2021 reflect our decision to deploy liquidity generated through strong deposit growth by purchasing additional investment securities. At June 30, 2021 and December 31, 2020, the securities portfolio represented approximately 26% and 20%, respectively, of total assets.
In accordance with CECL, our HTM debt securities portfolio is evaluated quarterly to assess whether an ACL is required. We measure expected credit losses on HTM debt securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At June 30, 2021 and December 31, 2020, calculated credit losses on HTM debt securities were not material due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies, GSEs, high credit quality municipalities and supranational entities. As a result, no ACL for HTM debt securities was recorded.
For AFS debt securities in an unrealized loss position, if we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the security's amortized cost basis is written down to fair value through income. Absent an intent or more than likely requirement to sell, we evaluate whether the decline in fair value has resulted from credit losses or other factors. The evaluation considers factors such as the extent to which fair value is less than amortized cost, changes to the security’s rating, and adverse conditions specific to the security. If the evaluation indicates a credit loss exists, an ACL may be recorded, with such allowance limited to the amount by which fair value is below amortized cost. Any impairment unrelated to credit factors is recognized in OCI. At June 30, 2021 and December 31, 2020, there was no ACL related to the AFS debt securities portfolio. Losses on fixed income securities at June 30, 2021 and December 31, 2020 primarily reflected the effect of changes in interest rates.
Deposits

Customer deposits are the primary source of funds for the continued growth of our earning assets. Our high level of service, as evidenced by our strong customer satisfaction scores, has been instrumental in attracting and retaining customer deposit accounts. In addition to organic growth, at June 30, 2021, the increase in core transaction deposits was also attributable to PPP-related deposits. The growth in customer deposits has allowed us to reduce our usage of brokered deposits, which is reflected in the decrease since December 31, 2020. The decline in time deposits is mostly driven by customer preference to allocate funds to transaction deposits in the current low rate environment. The following table sets forth the deposit composition for the periods indicated.

Table 14 - Deposits
(in thousands)

	June 30, 2021	December 31, 2020
Noninterest-bearing demand	$6,260,756	$5,390,291
NOW and interest-bearing demand	3,518,686	3,346,490
Money market and savings	4,864,308	4,501,189
Time	1,500,049	1,704,290
Total customer deposits	16,143,799	14,942,260
Brokered deposits	183,968	290,098
Total deposits	$16,327,767	$15,232,358

Borrowing Activities

At June 30, 2021 and December 31, 2020, we had long-term debt outstanding of $262 million and $327 million, respectively, which includes senior debentures, subordinated debentures, and trust preferred securities. The reduction in long-term debt since December 31, 2020 was a result of the repayment of the 2025 subordinated debentures, the Southern Bancorp Capital Trust I trust preferred securities and the 2022 senior debentures of $11.3 million, $4.38 million and $50.0 million, respectively.

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

All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The total amount of these instruments does not necessarily represent future cash requirements because a significant portion of these instruments expire without being used. We are not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments, or that could significantly affect earnings. See Note 22 to the consolidated financial statements included in our 2020 10-K and Note 12 to the consolidated financial statements in this Report for additional information on off-balance sheet arrangements.

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

Table 15 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	June 30, 2021		December 31, 2020
Change in Rates	Shock	Ramp	Shock	Ramp
100 basis point increase	3.58%	2.63%	3.80%	2.88%
100 basis point decrease	(3.53)	(3.20)	(1.89)	(1.82)

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

In addition, because the Holding Company is a separate entity and apart from the Bank, it must provide for its own liquidity. The Holding Company is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities. The Holding Company currently has internal capital resources to meet these obligations. While the Holding Company has access to the capital markets and maintains a line of credit as a contingent funding source, the ultimate sources of its liquidity are subsidiary service fees and dividends from the Bank, which are limited by applicable law and regulations. Effective July 1, 2021, the Bank became a South Carolina state-chartered bank, which permits the Bank to pay a dividend of up to 100% of its current year earnings without requesting approval of the South Carolina Board of Financial Institutions, provided certain conditions are met. Prior to the conversion to a South Carolina state-chartered bank, Georgia law generally limited the payment of dividends by the Bank from retained earnings of up to 50% of its prior year earnings without requesting approval of the Georgia Department of Banking and Finance. Holding Company liquidity is managed to a minimum of 15-months of positive cash flow after considering all of its liquidity needs over this period.
At June 30, 2021, we had sufficient qualifying collateral to provide borrowing capacity for FHLB advances of $1.26 billion, as well as unpledged investment securities of $3.78 billion that could be used as collateral for additional borrowings. In addition, we have the ability to attract retail deposits by competing more aggressively on pricing.
Significant uses and sources of cash during the six months ended June 30, 2021 are summarized below. See the consolidated statement of cash flows in this Report for further detail.
•Net cash provided by operating activities of $162 million reflects net income of $144 million adjusted for non-cash transactions, gains on sales of securities and other loans and changes in other assets and liabilities. Significant non-cash transactions for the period included a $25.9 million release of provision for credit losses and deferred income tax expense of $14.6 million.
•Net cash used in investing activities of $1.34 billion primarily consisted of purchases of AFS and HTM debt securities of $1.91 billion, partially offset by proceeds from securities sales, maturities and calls, reflecting our strategic decision to deploy excess liquidity into the securities portfolio.
•Net cash provided by financing activities of $989 million was driven by our strong deposit growth as our net increase in deposits totaled $1.10 billion, which was partially offset by our repayment of long-term debt of $65.6 million and dividends on common and preferred stock of $36.0 million.
In the opinion of management, our liquidity position at June 30, 2021 was sufficient to meet our expected cash flow requirements.

Capital Resources and Dividends

Shareholders’ equity at June 30, 2021 was $2.09 billion, an increase of $78.8 million from December 31, 2020 primarily due to year-to-date earnings partially offset by dividends declared and a decrease in the value of AFS debt securities.

The following table shows capital ratios, as calculated under applicable regulatory guidelines, at June 30, 2021 and December 31, 2020. As of June 30, 2021, capital levels remained characterized as “well-capitalized” under prompt corrective action provisions in effect at the time.

Additional information related to capital ratios, as calculated under regulatory guidelines, as of June 30, 2021 and December 31, 2020, is provided in Note 11 to the consolidated financial statements in this Report.

Table 16 – Capital Ratios

				United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum	Well- Capitalized	Minimum Capital Plus Capital Conservation Buffer	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Risk-based ratios:
CET1 capital	4.5%	6.5%	7.0%	12.59%	12.31%	13.21%	13.31%
Tier 1 capital	6.0	8.0	8.5	13.34	13.10	13.21	13.31
Total capital	8.0	10.0	10.5	15.09	15.15	14.03	14.28
Leverage ratio	4.0	5.0	N/A	9.26	9.28	9.16	9.42

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk as of June 30, 2021 from that presented in our 2020 10-K. Our interest rate sensitivity position at June 30, 2021 is set forth in Table 15 in MD&A of this Report and incorporated herein by this reference.

Item 4.    Controls and Procedures

    (a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of June 30, 2021. Based on that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

    (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table contains information regarding purchases of our common stock made during the quarter ended June 30, 2021 by or on behalf of United or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2021 - April 30, 2021	—	$—	—	$50,000
May 1, 2021 - May 31, 2021	150,000	34.01	150,000	44,899
June 1, 2021 - June 30, 2021	—	—	—	44,899
Total	150,000	$34.01	150,000	$44,899

(1) In November of 2020, United’s Board re-authorized its common stock repurchase program to permit the repurchase of up to $50.0 million of its common stock. The program is scheduled to expire on the earlier of the repurchase of our common stock having an aggregate purchase price of $50 million or December 31, 2021. Under the program, shares may be repurchased in open market transactions or in privately negotiated transactions, from time to time, subject to market conditions, including transactions outside the safe harbor provided by Exchange Act Rule 10b-18. The approved share repurchase program does not obligate us to repurchase any dollar amount or number of shares.

Item 6. Exhibits

(d)     Exhibits. See Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger and Reorganization, dated as of May 26, 2021, by and between United Community Banks, Inc. and Aquesta Financial Holdings, Inc. (incorporated by reference from Annex A to the proxy statement/prospectus contained in United Community Banks, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 29, 2021).

2.2
Agreement and Plan of Merger, dated as of July 14, 2021, by and between United Community Banks, Inc. and Reliant Bancorp, Inc. (incorporated herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Current Report on Form 8-K dated July 14, 2021 and filed with the SEC on July 15, 2021).

3.1
Composite Restated Articles of Incorporation of United Community Banks, Inc. as amended through June 30, 2021 (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 29, 2021).

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

101
Interactive data files for United Community Bank, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements in Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from United Community Bank’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (formatted in Inline XBRL and included in Exhibit 101)

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

Date: August 6, 2021