Form 10-Q
period 2021-09-30
UNITED COMMUNITY BANKS INC
filed 2021-11-05
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
Yes ☐ No ☒

There were 89,293,000 shares of the registrant’s common stock, par value $1 per share, outstanding as of October 31, 2021.

UNITED COMMUNITY BANKS, INC.
FORM 10-Q

Glossary of Defined Terms

The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
2020 10-K	Annual Report on Form 10-K for the year ended December 31, 2020
ACL	Allowance for credit losses
AFS	Available-for-sale
ALCO	Asset/Liability Management Committee
AOCI	Accumulated other comprehensive income (loss)
Aquesta	Aquesta Financial Holdings, Inc. and its wholly-owned subsidiary, Aquesta Bank
ASU	Accounting standards update
Bank	United Community Bank
Board	United Community Banks Inc., Board of Directors
BOLI	Bank-owned life insurance
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current expected credit loss model
CET1	Common equity tier 1
CME	Chicago Mercantile Exchange
Company	United Community Banks Inc. (interchangeable with "United" below)
CVA	Credit valuation adjustments
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve System
FHLB	Federal Home Loan Bank
FinTrust	FinTrust Capital Partners, LLC, and its operating subsidiaries, FinTrust Capital Advisors, LLC, FinTrust Capital Benefits Group, LLC and FinTrust Brokerage Services, LLC
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
GSE	U.S. government-sponsored enterprise
HELOC	Home equity lines of credit
Holding Company	United Community Banks, Inc. on an unconsolidated basis
HTM	Held-to-maturity
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MBS	Mortgage-backed securities
NOW	Negotiable order of withdrawal
NPA	Nonperforming asset
OCI	Other comprehensive income (loss)
PCD	Purchased credit deteriorated
PPP	Paycheck Protection Program
Reliant	Reliant Bancorp, Inc. and its wholly-owned subsidiary, Reliant Bank
Report	Quarterly Report on Form 10-Q
SBA	United States Small Business Administration
Seaside	Seaside National Bank & Trust, subsidiary bank of Three Shores Bancorporation, Inc.
SEC	Securities and Exchange Commission
TDR	Troubled debt restructuring
Three Shores	Three Shores Bancorporation, Inc., parent company of Seaside National Bank & Trust
U.S. Treasury	United States Department of the Treasury
United	United Community Banks, Inc. and its direct and indirect subsidiaries
USDA	United States Department of Agriculture

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
•risks with respect to recent, pending or future mergers or acquisitions, including our ability to successfully complete acquisitions and therefore, to integrate or expand businesses and operations that we acquire;
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
•legislative (e.g., tax), regulatory or accounting changes that may adversely affect us;
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

We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and readers should not place undue reliance on forward-looking statements. Additional factors that may cause actual results to differ materially from those contemplated by any forward-looking statements also may be found in our 2020 10-K (including the “Risk Factor” section of that report), Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the SEC and available at the SEC’s website at http://www.sec.gov. We do not intend to and, except as required by law, hereby disclaim any obligation to update or revise any forward-looking statement contained in this Report, which speaks only as of the date hereof, whether as a result of new information, future events, or otherwise. The financial statements and information contained herein have not been reviewed, or confirmed for accuracy or relevance, by the FDIC or any other regulator.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	September 30, 2021	December 31, 2020
ASSETS
Cash and due from banks	$131,785	$148,896
Interest-bearing deposits in banks	1,686,008	1,459,723
Cash and cash equivalents	1,817,793	1,608,619
Debt securities available-for-sale	4,251,436	3,224,721
Debt securities held-to-maturity (fair value $1,079,925 and $437,193, respectively)	1,083,324	420,361
Loans held for sale at fair value	68,424	105,433
Loans and leases held for investment	11,191,037	11,370,815
Less allowance for credit losses - loans and leases	(99,620)	(137,010)
Loans and leases, net	11,091,417	11,233,805
Premises and equipment, net	225,350	218,489
Bank owned life insurance	204,282	201,969
Accrued interest receivable	41,561	47,672
Net deferred tax asset	37,617	38,411
Derivative financial instruments	53,296	86,666
Goodwill and other intangible assets, net	400,994	381,823
Other assets	205,663	226,405
Total assets	$19,481,157	$17,794,374
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$6,492,519	$5,390,291
Interest-bearing deposits	10,372,898	9,842,067
Total deposits	16,865,417	15,232,358
Long-term debt	247,139	326,956
Derivative financial instruments	26,065	29,003
Accrued expenses and other liabilities	220,178	198,527
Total liabilities	17,358,799	15,786,844
Shareholders' equity:
Preferred stock, $1 par value: 10,000,000 shares authorized; Series I, $25,000 per share liquidation preference; 4,000 shares issued and outstanding	96,422	96,422
Common stock, $1 par value: 200,000,000 and 150,000,000 shares authorized, respectively; 86,558,647 and 86,675,279 shares issued and outstanding, respectively	86,559	86,675
Common stock issuable: 588,258 and 600,834 shares, respectively	11,098	10,855
Capital surplus	1,631,709	1,638,999
Retained earnings	298,503	136,869
Accumulated other comprehensive (loss) income	(1,933)	37,710
Total shareholders' equity	2,122,358	2,007,530
Total liabilities and shareholders' equity	$19,481,157	$17,794,374

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest revenue:
Loans, including fees	$128,477	$126,936	$382,261	$352,861
Investment securities, including tax exempt of $2,280 and $1,895 and $6,685 and $4,988, respectively	18,540	14,558	51,530	47,567
Deposits in banks and short-term investments	658	279	1,235	1,497
Total interest revenue	147,675	141,773	435,026	401,925

Interest expense:
Deposits	3,142	8,998	11,981	35,344
Short-term borrowings	—	29	2	31
Long-term debt	3,494	4,292	11,564	10,186
Total interest expense	6,636	13,319	23,547	45,561
Net interest revenue	141,039	128,454	411,479	356,364
(Release of) provision for credit losses	(11,034)	21,793	(36,903)	77,527
Net interest revenue after provision for credit losses	152,073	106,661	448,382	278,837

Noninterest income:
Service charges and fees	9,350	8,260	25,255	23,893
Mortgage loan gains and other related fees	13,828	25,144	47,536	57,113
Wealth management fees	5,554	3,055	12,881	6,019
Gains from sales of other loans, net	2,353	1,175	7,506	3,889
Securities gains, net	—	746	41	746
Other	9,010	10,302	27,422	23,074
Total noninterest income	40,095	48,682	120,641	114,734
Total revenue	192,168	155,343	569,023	393,571

Noninterest expenses:
Salaries and employee benefits	60,458	59,067	180,457	162,236
Communications and equipment	7,368	6,960	21,979	19,462
Occupancy	7,096	7,050	21,130	18,709
Advertising and public relations	1,458	1,778	4,150	5,312
Postage, printing and supplies	1,731	1,703	5,171	4,986
Professional fees	5,347	5,083	14,509	14,003
Lending and loan servicing expense	2,450	3,043	8,508	8,525
Outside services - electronic banking	2,308	1,888	6,811	5,516
FDIC assessments and other regulatory charges	1,723	1,346	5,520	4,388
Amortization of intangibles	1,028	1,099	2,942	3,126
Merger-related and other charges	1,437	3,361	4,058	4,566
Other	4,345	3,603	12,248	10,670
Total noninterest expenses	96,749	95,981	287,483	261,499
Income before income taxes	95,419	59,362	281,540	132,072
Income tax expense	21,603	11,755	63,758	27,485
Net income	$73,816	$47,607	$217,782	$104,587

Net income available to common shareholders	$71,649	$45,437	$211,283	$101,994

Net income per common share:
Basic	$0.82	$0.52	$2.42	$1.25
Diluted	0.82	0.52	2.42	1.25
Weighted average common shares outstanding:
Basic	87,211	87,129	87,274	81,815
Diluted	87,355	87,205	87,413	81,876

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2021
Net income	$95,419	$(21,603)	$73,816	$281,540	$(63,758)	$217,782
Other comprehensive income:
Unrealized losses on available-for-sale securities:
Unrealized holding losses	(18,915)	4,686	(14,229)	(58,882)	15,766	(43,116)
Reclassification adjustment for gains included in net income	—	—	—	(41)	14	(27)
Net unrealized losses	(18,915)	4,686	(14,229)	(58,923)	15,780	(43,143)
Derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives	431	(111)	320	3,475	(888)	2,587
Reclassification of losses on derivative instruments realized in net income	153	(39)	114	444	(113)	331
Net cash flow hedge activity	584	(150)	434	3,919	(1,001)	2,918
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	260	(66)	194	782	(200)	582
Total other comprehensive loss	(18,071)	4,470	(13,601)	(54,222)	14,579	(39,643)
Comprehensive income	$77,348	$(17,133)	$60,215	$227,318	$(49,179)	$178,139

2020
Net income	$59,362	$(11,755)	$47,607	$132,072	$(27,485)	$104,587
Other comprehensive income:
Unrealized gains on available-for-sale securities	941	(181)	760	43,611	(10,583)	33,028
Reclassification adjustment for gains included in net income	(746)	191	(555)	(746)	191	(555)
Net unrealized gains	195	10	205	42,865	(10,392)	32,473
Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity	544	(130)	414	723	(173)	550
Derivative instruments designated as cash flow hedges:
Unrealized holding losses on derivatives	(324)	83	(241)	(1,152)	294	(858)
Reclassification of losses on derivative instruments realized in net income	130	(33)	97	197	(50)	147
Net cash flow hedge activity	(194)	50	(144)	(955)	244	(711)
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	215	(55)	160	643	(164)	479
Total other comprehensive income	760	(125)	635	43,276	(10,485)	32,791
Comprehensive income	$60,122	$(11,880)	$48,242	$175,348	$(37,970)	$137,378
See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(in thousands except share data)

	Shares of Common Stock	Preferred Stock	Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2020	78,335,127	$96,660	$78,335	$10,646	$1,480,464	$64,990	$40,550	$1,771,645
Net income						47,607		47,607
Other comprehensive income							635	635
Issuance of preferred stock		(238)						(238)
Preferred stock dividends						(1,814)		(1,814)
Common stock dividends ($0.18 per share)						(15,845)		(15,845)
Common stock issued for acquisitions	8,130,633		8,131		155,458			163,589
Impact of equity-based compensation awards	89,095		89	332	619			1,040
Impact of other United sponsored equity plans	56,259		56	(346)	926			636
Balance at September 30, 2020	86,611,114	$96,422	$86,611	$10,632	$1,637,467	$94,938	$41,185	$1,967,255

Balance at June 30, 2021	86,664,894	$96,422	$86,665	$10,650	$1,636,875	$244,006	$11,668	$2,086,286
Net income						73,816		73,816
Other comprehensive loss							(13,601)	(13,601)
Common stock issued for acquisitions	132,299		133		4,268			4,401
Preferred stock dividends						(1,719)		(1,719)
Common stock dividends ($0.20 per share)						(17,600)		(17,600)
Purchases of common stock	(342,744)		(343)		(9,657)			(10,000)
Impact of equity-based compensation awards	101,093		101	345	136			582
Impact of other United sponsored equity plans	3,105		3	103	87			193
Balance at September 30, 2021	86,558,647	$96,422	$86,559	$11,098	$1,631,709	$298,503	$(1,933)	$2,122,358

Balance at December 31, 2019	79,013,729	$—	$79,014	$11,491	$1,496,641	$40,152	$8,394	$1,635,692
Net income						104,587		104,587
Other comprehensive income							32,791	32,791
Issuance of preferred stock		96,422						96,422
Common stock issued for acquisitions	8,130,633		8,131		155,458			163,589
Purchases of common stock	(826,482)		(827)		(19,955)			(20,782)
Preferred stock dividends						(1,814)		(1,814)
Common stock dividends ($0.54 per share)						(44,458)		(44,458)
Impact of equity-based compensation awards	151,347		151	1,008	3,458			4,617
Impact of other United sponsored equity plans	141,887		142	(1,867)	1,865			140
Adoption of new accounting standard						(3,529)		(3,529)
Balance at September 30, 2020	86,611,114	$96,422	$86,611	$10,632	$1,637,467	$94,938	$41,185	$1,967,255

Balance at December 31, 2020	86,675,279	$96,422	$86,675	$10,855	$1,638,999	$136,869	$37,710	$2,007,530
Net income						217,782		217,782
Other comprehensive loss							(39,643)	(39,643)
Common stock issued for acquisitions	132,299		133		4,268			4,401
Purchases of common stock	(492,744)		(493)		(14,608)			(15,101)
Preferred stock dividends						(5,157)		(5,157)
Common stock dividends ($0.58 per share)						(50,991)		(50,991)
Impact of equity-based compensation awards	171,938		172	992	1,706			2,870
Impact of other United sponsored equity plans	71,875		72	(749)	1,344			667
Balance at September 30, 2021	86,558,647	$96,422	$86,559	$11,098	$1,631,709	$298,503	$(1,933)	$2,122,358

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income	$217,782	$104,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	(8,082)	5,332
(Release of) provision for credit losses	(36,903)	77,527
Stock based compensation	4,814	5,939
Deferred income tax expense	21,290	189
Securities gains, net	(41)	(746)
Gains from sales of other loans, net	(7,506)	(3,889)
Changes in assets and liabilities:
Other assets and accrued interest receivable	32,952	(44,570)
Accrued expenses and other liabilities	21,597	(20,869)
Loans held for sale	37,009	(69,875)
Net cash provided by operating activities	282,912	53,625

Investing activities:
Debt securities held-to-maturity:
Proceeds from maturities and calls	51,770	45,171
Purchases	(716,399)	(105,622)
Debt securities available-for-sale:
Proceeds from sales	103,012	40,365
Proceeds from maturities and calls	709,435	604,180
Purchases	(1,909,879)	(668,484)
Net decrease (increase) in loans	234,855	(1,523,516)
Equity investments, outflows	(12,664)	(13,071)
Equity investments, inflows	7,007	50
Proceeds from sales of premises and equipment	2,272	641
Purchases of premises and equipment	(19,733)	(5,991)
Net cash (paid for) received in acquisition	(9,484)	194,606
Proceeds from sale of other real estate	2,404	466
Other investing outflows	(210)	—
Other investing inflows	767	4,836
Net cash used in investing activities	(1,556,847)	(1,426,369)

Financing activities:
Net increase in deposits	1,634,947	1,904,549
Repayment of long-term debt	(80,632)	—
Proceeds from FHLB advances	10,000	5,000
Repayment of FHLB advances	(10,000)	(134,121)
Proceeds from issuance of senior debentures, net of issuance costs	—	98,552
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	406	1,078
Cash paid for shares withheld to cover payroll taxes upon vesting of restricted stock units	(2,041)	(2,640)
Proceeds from issuance of Series I preferred stock, net of issuance costs	—	96,422
Repurchase of common stock	(15,101)	(20,782)
Cash dividends on common stock	(49,313)	(43,067)
Cash dividends on preferred stock	(5,157)	(1,814)
Net cash provided by financing activities	1,483,109	1,903,177

Net change in cash and cash equivalents	209,174	530,433

Cash and cash equivalents, beginning of period	1,608,619	515,206

Cash and cash equivalents, end of period	$1,817,793	$1,045,639

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

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

Note 2 –Accounting Standards Updates and Recently Adopted Standards

Recently Adopted Standards

In August 2021, the FASB issued ASU No. 2021-06, Presentation of Financial Statements (Topic 205), Financial Services - Depository and Lending (Topic 942) and Financial Services - Investment Companies (Topic 946): August 2021 Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. Among other things, this update eliminates redundancies for items covered elsewhere in GAAP, such as loan category presentation. United adopted this update immediately, with no material impact on the consolidated financial statements.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

Note 3 – Supplemental Cash Flow Information

The supplemental schedule of noncash investing and financing activities for the nine months ended September 30, 2021 and 2020 is as follows (in thousands).

	Nine Months Ended September 30,
	2021	2020
Significant non-cash investing and financing transactions:
Unsettled government guaranteed loan sales	$—	$328
Transfers of loans to foreclosed properties	1,712	586
Unsettled securities purchases	3,977	30,045
Acquisitions:
Assets acquired	22,823	2,174,723
Liabilities assumed	1,103	1,987,026
Net assets acquired	21,720	187,697
Common stock issued in acquisition	4,401	163,589
Accrued purchase price and contingent consideration	7,700	—

Note 4 – Acquisitions

Acquisition of FinTrust
On July 6, 2021, United completed the acquisition of FinTrust Capital Partners, LLC, and its operating subsidiaries, FinTrust Capital Advisors, LLC, FinTrust Capital Benefits Group, LLC and FinTrust Brokerage Services, LLC, collectively referred to as “FinTrust”, an investment advisory firm headquartered in Greenville, South Carolina, with additional locations in Anderson, South Carolina, and Athens and Macon, Georgia. The firm provides wealth and investment management services to individuals and institutions within its markets. As of September 30, 2021, FinTrust had assets under management of $2.10 billion across its advisory, retirement planning and brokerage businesses.

FinTrust shareholders received $21.7 million in total consideration, which consisted of $4.40 million (132,299 shares) of United common stock, $9.62 million cash paid at closing, a $4.40 million payable due on the first anniversary of the acquisition date and $3.30 million of contingent consideration. The contingent consideration represents an earn-out payment due to the sellers of FinTrust on the second anniversary of the acquisition date. The earn-out payment is subject to the achievement of defined target revenue ratios during the two-year period following the acquisition date, which are expected to be fully achieved.

The acquisition was accounted for as a business combination. Accordingly, the assets acquired and liabilities assumed are presented at their fair values as of the acquisition date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Fair values are preliminary and are subject to refinement for a period not to exceed one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

At acquisition, United recognized $22.8 million of assets and $1.10 million of liabilities. Assets acquired included goodwill of $14.2 million and a customer relationship intangible of $7.53 million. Goodwill reflects the value of FinTrust’s broad array of products and services, which enhances United’s existing wealth management business. Goodwill is expected to be deductible for tax purposes. United is amortizing the related customer relationship intangible using the straight-line method over 15 years, which represents the expected useful life of the asset. See Note 8 of this Report for additional disclosures related to goodwill and intangible assets. In addition, United recognized right-of-use assets and operating lease liabilities totaling $822,000 for FinTrust’s leased locations.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Pro forma information

The following table discloses the impact of the acquisitions of FinTrust and Three Shores, which United acquired on July 1, 2020, since the respective acquisition dates through September 30 in the respective year of acquisition. The table also presents certain pro forma information as if FinTrust and Three Shores had been acquired on January 1, 2020 and January 1, 2019, respectively. These results combine the historical results of the acquired entity with United’s consolidated statement of income. Adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity; however pro forma financial results presented are not necessarily indicative of what would have occurred had the acquisitions taken place in earlier years.

Merger-related costs from the FinTrust acquisition of $262,000 and $515,000, respectively, have been excluded from the three and nine months ended September 30, 2021 pro forma information presented below and included in the three and nine months ended September 30, 2020 pro forma information presented below. Merger-related costs from the Three Shores acquisition of $3.36 million and $3.86 million, respectively, have been excluded from the three and nine months ended September 30, 2020 pro forma information presented below. The actual results and pro forma information were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	Revenue	Net Income (Loss)	Revenue	Net Income (Loss)
2021
Actual FinTrust results included in statement of income since acquisition date	$2,017	$(49)	$2,017	$(49)
Supplemental consolidated pro forma as if FinTrust had been acquired January 1, 2020	192,168	74,011	572,903	217,827

2020
Actual Three Shores results included in statement of income since acquisition date	$7,486	$(129)	$7,486	$(129)
Supplemental consolidated pro forma as if FinTrust had been acquired January 1, 2020 and Three Shores had been acquired January 1, 2019	153,991	47,396	424,186	110,879

Note 5 – Investment Securities

The amortized cost basis, unrealized gains and losses and fair value of HTM debt securities as of the dates indicated are as follows (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2021
U.S. Treasuries	$19,796	$174	$—	$19,970
U.S. Government agencies & GSEs	70,191	265	833	69,623
State and political subdivisions	259,842	4,274	4,646	259,470
Residential MBS, Agency & GSEs	304,558	3,267	2,873	304,952
Commercial MBS, Agency & GSEs	413,937	3,518	6,565	410,890
Supranational entities	15,000	20	—	15,020
Total	$1,083,324	$11,518	$14,917	$1,079,925

As of December 31, 2020
U.S. Government agencies & GSEs	$10,575	$26	$11	$10,590
State and political subdivisions	197,723	7,658	242	205,139
Residential MBS, Agency & GSEs	113,400	4,774	1	118,173
Commercial MBS, Agency & GSEs	98,663	4,874	246	103,291
Total	$420,361	$17,332	$500	$437,193

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost basis, unrealized gains and losses, and fair value of AFS debt securities as of the dates indicated are presented below (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2021
U.S. Treasuries	$237,824	$2,572	$1,191	$239,205
U.S. Government agencies & GSEs	152,675	764	2,721	150,718
State and political subdivisions	264,371	15,638	1,755	278,254
Residential MBS, Agency & GSEs	1,954,880	17,777	17,953	1,954,704
Residential MBS, Non-agency	99,637	3,445	—	103,082
Commercial MBS, Agency & GSEs	706,146	4,411	11,772	698,785
Commercial MBS, Non-agency	15,211	1,502	—	16,713
Corporate bonds	145,161	1,166	355	145,972
Asset-backed securities	661,844	2,689	530	664,003
Total	$4,237,749	$49,964	$36,277	$4,251,436

As of December 31, 2020
U.S. Treasuries	$123,677	$4,395	$—	$128,072
U.S. Government agencies & GSEs	152,596	701	325	152,972
State and political subdivisions	253,630	20,891	49	274,472
Residential MBS, Agency & GSEs	1,275,551	29,107	766	1,303,892
Residential MBS, Non-agency	174,322	7,499	128	181,693
Commercial MBS, Agency & GSEs	524,852	8,013	597	532,268
Commercial MBS, Non-agency	15,350	1,513	—	16,863
Corporate bonds	70,057	1,711	1	71,767
Asset-backed securities	562,076	1,278	632	562,722
Total	$3,152,111	$75,108	$2,498	$3,224,721

Securities with a carrying value of $1.22 billion and $1.11 billion were pledged, primarily to secure public deposits, at September 30, 2021 and December 31, 2020, respectively.

 The following table summarizes HTM debt securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2021
U.S. Government agencies & GSEs	$30,983	$595	$4,409	$238	$35,392	$833
State and political subdivisions	162,901	4,088	8,937	558	171,838	4,646
Residential MBS, Agency & GSEs	211,328	2,872	118	1	211,446	2,873
Commercial MBS, Agency & GSEs	297,991	6,104	14,302	461	312,293	6,565
Total unrealized loss position	$703,203	$13,659	$27,766	$1,258	$730,969	$14,917

As of December 31, 2020
U.S. Government agencies & GSEs	$4,677	$11	$—	$—	$4,677	$11
State and political subdivisions	14,870	242	—	—	14,870	242
Residential MBS, Agency & GSEs	999	1	—	—	999	1
Commercial MBS, Agency & GSEs	24,956	236	1,352	10	26,308	246
Total unrealized loss position	$45,502	$490	$1,352	$10	$46,854	$500

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes AFS debt securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2021
U.S. Treasuries	$97,602	$1,191	$—	$—	$97,602	$1,191
U.S. Government agencies & GSEs	83,931	2,125	15,335	596	99,266	2,721
State and political subdivisions	66,052	1,707	3,189	48	69,241	1,755
Residential MBS, Agency & GSEs	1,178,295	16,930	40,452	1,023	1,218,747	17,953
Commercial MBS, Agency & GSEs	453,563	10,645	32,113	1,127	485,676	11,772
Corporate bonds	65,278	350	330	5	65,608	355
Asset-backed securities	191,637	529	682	1	192,319	530
Total unrealized loss position	$2,136,358	$33,477	$92,101	$2,800	$2,228,459	$36,277

As of December 31, 2020
U.S. Government agencies & GSEs	$27,952	$324	$607	$1	$28,559	$325
State and political subdivisions	9,402	49	—	—	9,402	49
Residential MBS, Agency & GSEs	232,199	766	—	—	232,199	766
Residential MBS, Non-agency	2,331	128	—	—	2,331	128
Commercial MBS, Agency & GSEs	89,918	597	—	—	89,918	597
Corporate bonds	1,410	1	—	—	1,410	1
Asset-backed securities	87,305	28	53,587	604	140,892	632
Total unrealized loss position	$450,517	$1,893	$54,194	$605	$504,711	$2,498

At September 30, 2021, there were 283 AFS debt securities and 88 HTM debt securities that were in an unrealized loss position. United does not intend to sell nor does it believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at September 30, 2021 were primarily attributable to changes in interest rates.

At September 30, 2021 and December 31, 2020, calculated credit losses and, thus, the related ACL on HTM debt securities were de minimis due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies, GSEs, high credit quality municipalities and supranational entities. As a result, no ACL was recorded on the HTM portfolio at September 30, 2021 or December 31, 2020. In addition, based on the assessments performed at September 30, 2021 and December 31, 2020, there was no ACL required related to the AFS portfolio.

The following table presents accrued interest receivable for the periods indicated on HTM and AFS debt securities (in thousands), which was excluded from the estimate of credit losses.

	Accrued Interest Receivable
	September 30, 2021	December 31, 2020
HTM	$3,259	$1,784
AFS	9,498	9,114

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of AFS and HTM debt securities at September 30, 2021, by contractual maturity, are presented in the following table (in thousands). Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year:
U.S. Treasuries	$44,958	$45,154	$—	$—
U.S. Government agencies & GSEs	87	87	—	—
State and political subdivisions	—	—	1,700	1,713
Corporate bonds	2,656	2,662	—	—
	47,701	47,903	1,700	1,713
1 to 5 years:
U.S. Treasuries	103,959	106,054	—	—
U.S. Government agencies & GSEs	11,517	11,548	—	—
State and political subdivisions	45,305	47,437	13,765	14,884
Corporate bonds	72,687	73,161	—	—
	233,468	238,200	13,765	14,884
5 to 10 years:
U.S. Treasuries	88,907	87,997	19,796	19,970
U.S. Government agencies & GSEs	80,370	78,591	28,910	29,113
State and political subdivisions	117,318	121,642	38,277	38,946
Corporate bonds	68,536	68,752	—	—
Supranational entities	—	—	15,000	15,020
	355,131	356,982	101,983	103,049
More than 10 years:
U.S. Government agencies & GSEs	60,701	60,492	41,281	40,510
State and political subdivisions	101,748	109,175	206,100	203,927
Corporate bonds	1,282	1,397	—	—
	163,731	171,064	247,381	244,437
Debt securities not due at a single maturity date:
Asset-backed securities	661,844	664,003	—	—
Residential MBS	2,054,517	2,057,786	304,558	304,952
Commercial MBS	721,357	715,498	413,937	410,890

Total	$4,237,749	$4,251,436	$1,083,324	$1,079,925

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes AFS securities sales activity for the three and nine months ended September 30, 2021 and 2020 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Proceeds from sales	$24,901	$39,365	$103,012	$40,365

Gross realized gains	$—	$746	$641	$746
Gross realized losses	—	—	(600)	—
Securities gains, net	$—	$746	$41	$746

Income tax expense attributable to sales	$—	$191	$14	$191

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Loans and Leases and Allowance for Credit Losses

Major classifications of the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”) are summarized as of the dates indicated as follows (in thousands).

	September 30, 2021	December 31, 2020
Owner occupied commercial real estate	$2,148,946	$2,090,443
Income producing commercial real estate	2,542,106	2,540,750
Commercial & industrial (1)	1,879,466	2,498,560
Commercial construction	947,023	967,305
Equipment financing	1,016,903	863,830
Total commercial	8,534,444	8,960,888
Residential mortgage	1,532,625	1,284,920
HELOC	661,352	697,117
Residential construction	320,880	281,430
Consumer	141,736	146,460
Total loans	11,191,037	11,370,815
Less allowance for credit losses - loans	(99,620)	(137,010)
Loans, net	$11,091,417	$11,233,805
(1) Commercial and industrial loans as of September 30, 2021 and December 31, 2020 included $150 million and $646 million of PPP loans, respectively.

Accrued interest receivable related to loans totaled $27.7 million and $35.5 million at September 30, 2021 and December 31, 2020, respectively, and was reported in accrued interest receivable on the consolidated balance sheets. Accrued interest receivable was excluded from the estimate of credit losses.

At September 30, 2021 and December 31, 2020, the loan portfolio was subject to blanket pledges on certain qualifying loan types with the FHLB and FRB to secure contingent funding sources.

The following table presents loans held for investment that were sold in the periods indicated (in thousands). The gains and losses on these loan sales were included in noninterest income on the consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Guaranteed portion of SBA/USDA loans	$13,484	$13,464	$57,132	$31,533
Equipment financing receivables	19,273	950	39,240	24,871
Total	$32,757	$14,414	$96,372	$56,404

At September 30, 2021 and December 31, 2020, equipment financing assets included leases of $38.5 million and $36.8 million, respectively. The components of the net investment in leases, which included both sales-type and direct financing, are presented below (in thousands).

	September 30, 2021	December 31, 2020
Minimum future lease payments receivable	$40,670	$38,934
Estimated residual value of leased equipment	3,319	3,263
Initial direct costs	675	672
Security deposits	(735)	(727)
Purchase accounting premium	51	117
Unearned income	(5,506)	(5,457)
Net investment in leases	$38,474	$36,802

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Minimum future lease payments expected to be received from equipment financing lease contracts as of September 30, 2021 were as follows (in thousands):

Year
Remainder of 2021	$4,192
2022	15,123
2023	10,863
2024	6,237
2025	3,420
Thereafter	835
Total	$40,670

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

	Accruing
	Current Loans	Loans Past Due
		30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual Loans	Total Loans
As of September 30, 2021
Owner occupied commercial real estate	$2,143,540	$461	$—	$—	$4,945	$2,148,946
Income producing commercial real estate	2,528,145	210	289	—	13,462	2,542,106
Commercial & industrial	1,870,088	828	43	—	8,507	1,879,466
Commercial construction	945,509	278	34	—	1,202	947,023
Equipment financing	1,013,468	1,227	363	—	1,845	1,016,903
Total commercial	8,500,750	3,004	729	—	29,961	8,534,444
Residential mortgage	1,517,708	1,237	458	—	13,222	1,532,625
HELOC	658,629	1,132	227	—	1,364	661,352
Residential construction	320,190	430	—	—	260	320,880
Consumer	141,248	331	41	—	116	141,736
Total loans	$11,138,525	$6,134	$1,455	$—	$44,923	$11,191,037

As of December 31, 2020
Owner occupied commercial real estate	$2,079,845	$2,013	$3	$—	$8,582	$2,090,443
Income producing commercial real estate	2,522,743	1,608	1,250	—	15,149	2,540,750
Commercial & industrial	2,480,483	1,176	267	—	16,634	2,498,560
Commercial construction	964,947	231	382	—	1,745	967,305
Equipment financing	856,985	2,431	1,009	—	3,405	863,830
Total commercial	8,905,003	7,459	2,911	—	45,515	8,960,888
Residential mortgage	1,265,019	5,549	1,494	—	12,858	1,284,920
HELOC	692,504	1,942	184	—	2,487	697,117
Residential construction	280,551	365	—	—	514	281,430
Consumer	145,770	429	36	—	225	146,460
Total loans	$11,288,847	$15,744	$4,625	$—	$61,599	$11,370,815

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents nonaccrual loans by loan class for the periods indicated (in thousands).

	Nonaccrual Loans
	September 30, 2021			December 31, 2020
	With no allowance	With an allowance	Total	With no allowance	With an allowance	Total
Owner occupied commercial real estate	$3,726	$1,219	$4,945	$6,614	$1,968	$8,582
Income producing commercial real estate	12,827	635	13,462	10,008	5,141	15,149
Commercial & industrial	7,164	1,343	8,507	2,004	14,630	16,634
Commercial construction	750	452	1,202	1,339	406	1,745
Equipment financing	—	1,845	1,845	156	3,249	3,405
Total commercial	24,467	5,494	29,961	20,121	25,394	45,515
Residential mortgage	3,191	10,031	13,222	1,855	11,003	12,858
HELOC	116	1,248	1,364	1,329	1,158	2,487
Residential construction	—	260	260	274	240	514
Consumer	1	115	116	181	44	225
Total	$27,775	$17,148	$44,923	$23,760	$37,839	$61,599

The majority of nonaccrual loans with no related allowance consists of collateral dependent loans that have been individually evaluated by management with the determination that the repayment of the loan is expected to be provided substantially through the operation or sale of the underlying collateral.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the risk category of term loans by vintage year, which is the year of origination or most recent renewal, as of the date indicated (in thousands).

	Term Loans						Revolvers	Revolvers converted to term loans	Total
As of September 30, 2021	2021	2020	2019	2018	2017	Prior
Pass
Owner occupied commercial real estate	$457,049	$687,751	$279,335	$155,588	$141,134	$281,579	$50,826	$10,292	$2,063,554
Income producing commercial real estate	495,915	727,229	338,421	247,281	203,169	253,392	37,558	11,979	2,314,944
Commercial & industrial	539,998	316,964	181,794	145,429	56,218	87,910	489,216	3,679	1,821,208
Commercial construction	265,356	296,474	156,794	69,948	25,638	11,421	13,078	2,044	840,753
Equipment financing	420,826	301,214	195,840	76,074	18,892	1,788	—	—	1,014,634
Total commercial	2,179,144	2,329,632	1,152,184	694,320	445,051	636,090	590,678	27,994	8,055,093
Residential mortgage	606,382	388,637	119,664	77,039	79,357	239,943	12	4,422	1,515,456
HELOC	—	—	—	—	—	—	643,483	15,364	658,847
Residential construction	213,830	85,662	4,102	2,415	3,240	10,937	131	48	320,365
Consumer	49,880	31,768	13,707	6,646	1,933	2,028	35,377	134	141,473
	3,049,236	2,835,699	1,289,657	780,420	529,581	888,998	1,269,681	47,962	10,691,234
Special Mention
Owner occupied commercial real estate	8,618	2,530	14,528	881	6,054	3,606	249	286	36,752
Income producing commercial real estate	17,914	9,929	22,778	39,140	28,466	16,042	—	—	134,269
Commercial & industrial	14,785	1,398	3,092	220	1,032	487	5,867	691	27,572
Commercial construction	14,297	16,505	13,148	29,898	5,206	61	—	—	79,115
Equipment financing	—	—	—	—	—	—	—	—	—
Total commercial	55,614	30,362	53,546	70,139	40,758	20,196	6,116	977	277,708
Residential mortgage	—	—	—	—	—	—	—	—	—
HELOC	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
	55,614	30,362	53,546	70,139	40,758	20,196	6,116	977	277,708
Substandard
Owner occupied commercial real estate	10,581	1,093	10,629	7,023	6,324	11,461	1,250	279	48,640
Income producing commercial real estate	15,684	33,518	2,608	17,559	6,783	16,656	—	85	92,893
Commercial & industrial	1,310	1,628	3,924	6,819	1,799	6,259	8,187	760	30,686
Commercial construction	1,047	178	700	12,437	9,794	1,995	—	1,004	27,155
Equipment financing	52	786	920	352	127	32	—	—	2,269
Total commercial	28,674	37,203	18,781	44,190	24,827	36,403	9,437	2,128	201,643
Residential mortgage	1,275	1,927	2,856	3,427	1,305	5,601	—	778	17,169
HELOC	—	—	—	—	—	—	276	2,229	2,505
Residential construction	—	66	30	52	2	365	—	—	515
Consumer	—	12	64	34	31	100	—	22	263
	29,949	39,208	21,731	47,703	26,165	42,469	9,713	5,157	222,095

Total	$3,134,799	$2,905,269	$1,364,934	$898,262	$596,504	$951,663	$1,285,510	$54,096	$11,191,037

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans						Revolvers	Revolvers converted to term loans	Total
As of December 31, 2020	2020	2019	2018	2017	2016	Prior
Pass
Owner occupied commercial real estate	$707,501	$368,615	$231,316	$197,778	$201,362	$229,667	$56,273	$9,072	$2,001,584
Income producing commercial real estate	815,799	376,911	361,539	277,769	206,068	198,080	28,542	12,128	2,276,836
Commercial & industrial	1,092,767	287,857	263,439	115,790	92,968	58,359	515,593	3,777	2,430,550
Commercial construction	314,154	217,643	226,308	53,708	30,812	21,985	20,278	3,947	888,835
Equipment financing	413,653	270,664	125,869	39,982	9,404	445	—	—	860,017
Total commercial	3,343,874	1,521,690	1,208,471	685,027	540,614	508,536	620,686	28,924	8,457,822
Residential mortgage	468,945	195,213	125,492	120,944	122,013	230,771	18	5,393	1,268,789
HELOC	—	—	—	—	—	—	675,878	17,581	693,459
Residential construction	225,727	30,646	4,026	4,544	3,172	12,546	—	64	280,725
Consumer	54,997	25,528	14,206	4,531	3,595	1,677	41,445	76	146,055
	4,093,543	1,773,077	1,352,195	815,046	669,394	753,530	1,338,027	52,038	10,846,850
Special Mention
Owner occupied commercial real estate	8,759	4,088	4,221	10,025	11,138	4,728	100	—	43,059
Income producing commercial real estate	35,471	42,831	39,954	13,238	24,164	11,337	—	1,681	168,676
Commercial & industrial	1,451	16,315	2,176	630	459	17	6,464	—	27,512
Commercial construction	21,366	272	816	23,292	11,775	477	—	—	57,998
Equipment financing	—	—	—	—	—	—	—	—	—
Total commercial	67,047	63,506	47,167	47,185	47,536	16,559	6,564	1,681	297,245
Residential mortgage	—	—	—	—	—	—	—	—	—
HELOC	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
	67,047	63,506	47,167	47,185	47,536	16,559	6,564	1,681	297,245
Substandard
Owner occupied commercial real estate	6,586	10,473	7,596	3,717	6,753	8,473	1,528	674	45,800
Income producing commercial real estate	45,125	8,940	2,179	5,034	31,211	2,652	—	97	95,238
Commercial & industrial	1,545	5,536	6,193	1,684	1,292	1,485	22,170	593	40,498
Commercial construction	2,466	735	13,741	340	1,931	250	—	1,009	20,472
Equipment financing	631	1,392	1,371	306	96	17	—	—	3,813
Total commercial	56,353	27,076	31,080	11,081	41,283	12,877	23,698	2,373	205,821
Residential mortgage	2,049	2,106	3,174	1,369	679	5,860	—	894	16,131
HELOC	—	—	—	—	—	—	265	3,393	3,658
Residential construction	106	37	54	4	124	380	—	—	705
Consumer	—	97	49	60	78	98	—	23	405
	58,508	29,316	34,357	12,514	42,164	19,215	23,963	6,683	226,720

Total	$4,219,098	$1,865,899	$1,433,719	$874,745	$759,094	$789,304	$1,368,554	$60,402	$11,370,815

Troubled Debt Restructurings and Other Modifications
As of September 30, 2021 and December 31, 2020, United had TDRs totaling $53.0 million and $61.6 million, respectively. As of September 30, 2021 and December 31, 2020, United had remaining deferrals related to the COVID-19 pandemic of approximately $8.87 million and $70.7 million, respectively, which generally represented payment deferrals for up to 90 days. To the extent that these deferrals qualified under either the CARES Act or interagency guidance, they were not considered new TDRs.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Loans modified under the terms of a TDR during the three and nine months ended September 30, 2021 and 2020 are presented in the following table. In addition, the table presents loans modified under the terms of a TDR that defaulted (became 90 days or more delinquent or otherwise in default of modified terms) during the periods presented and were initially restructured within one year prior to default (dollars in thousands).

	New TDRs
		Post-Modification Amortized Cost by Type of Modification				TDRs Modified Within the Previous Twelve Months That Have Subsequently Defaulted
	Number of Contracts	Rate Reduction	Structure	Other	Total	Number of Contracts	Amortized Cost
Three Months Ended September 30, 2021
Owner occupied commercial real estate	—	$—	$—	$—	$—	—	$—
Income producing commercial real estate	—	—	—	—	—	—	—
Commercial & industrial	3	—	166	—	166	—	—
Commercial construction	—	—	—	—	—	—	—
Equipment financing	11	—	399	—	399	3	96
Total commercial	14	—	565	—	565	3	96
Residential mortgage	6	—	649	—	649	1	180
HELOC	—	—	—	—	—	1	43
Residential construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total loans	20	$—	$1,214	$—	$1,214	5	$319

Nine Months Ended September 30, 2021
Owner occupied commercial real estate	1	$—	$543	$—	$543	—	$—
Income producing commercial real estate	3	—	—	1,697	1,697	—	—
Commercial & industrial	7	—	531	103	634	1	11
Commercial construction	1	—	309	—	309	—	—
Equipment financing	47	—	2,861	—	2,861	11	296
Total commercial	59	—	4,244	1,800	6,044	12	307
Residential mortgage	12	—	1,040	—	1,040	4	593
HELOC	—	—	—	—	—	2	92
Residential construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total loans	71	$—	$5,284	$1,800	$7,084	18	$992

Three Months Ended September 30, 2020
Owner occupied commercial real estate	4	$—	$375	$—	$375	—	$—
Income producing commercial real estate	2	—	—	1,617	1,617	—	—
Commercial & industrial	2	—	193	—	193	—	—
Commercial construction	6	—	577	70	647	—	—
Equipment financing	7	—	247	—	247	9	290
Total commercial	21	—	1,392	1,687	3,079	9	290
Residential mortgage	25	—	3,200	—	3,200	—	—
HELOC	4	—	164	—	164	—	—
Residential construction	3	—	123	—	123	—	—
Consumer	3	—	11	—	11	—	—
Total loans	56	$—	$4,890	$1,687	$6,577	9	$290

Nine Months Ended September 30, 2020
Owner occupied commercial real estate	7	$—	$375	$1,536	$1,911	—	$—
Income producing commercial real estate	5	—	67	1,782	1,849	1	5,998
Commercial & industrial	3	—	193	15	208	2	633
Commercial construction	7	—	832	70	902	—	—
Equipment financing	143	—	4,152	—	4,152	15	600
Total commercial	165	—	5,619	3,403	9,022	18	7,231
Residential mortgage	36	—	4,122	—	4,122	—	—
HELOC	4	—	164	—	164	—	—
Residential construction	3	—	123	—	123	—	—
Consumer	6	—	11	18	29	1	3
Total loans	214	$—	$10,039	$3,421	$13,460	19	$7,234

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Allowance for Credit Losses
The ACL for loans represents management’s estimate of life of loan credit losses in the portfolio as of the end of the period. The ACL related to unfunded commitments is included in other liabilities in the consolidated balance sheet.

At both September 30, 2021 and December 31, 2020, United used a one-year reasonable and supportable forecast period. Expected credit losses were estimated using a regression model for each segment based on historical data from peer banks combined with a third party vendor’s economic forecast to predict the change in credit losses. These results were then combined with a starting value that was based on United’s recent default experience, which was adjusted for select portfolios based on expectations of future performance. At September 30, 2021, the third party vendor’s forecast, which was representative of a baseline scenario, improved significantly from December 31, 2020, including the unemployment rate which has a significant impact on our models and led to the negative provision for loan losses in the third quarter and year-to-date. Since the COVID-19 pandemic began, United has adjusted the economic forecast by eliminating the initial spike in unemployment to account for the impact of government stimulus programs, which mitigated some of the negative impact on forecasted losses as the unemployment rate was rising and had the opposite effect as the unemployment rate was improving. In addition, at September 30, 2021, United applied qualitative factors to income producing commercial real estate, owner occupied commercial real estate, equipment finance and commercial construction portfolios to reflect elevated special mention and substandard loan levels.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the balance and activity in the ACL by portfolio segment for the periods indicated (in thousands).

	Three Months Ended September 30,
	2021					2020
	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Initial ACL - PCD loans (1)	Charge-Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied commercial real estate	$17,292	$(443)	$536	$(3,241)	$14,144	$14,592	$1,779	$—	$725	$2,278	$19,374
Income producing commercial real estate	30,967	(120)	75	(7,531)	23,391	21,699	1,208	(3,033)	1,248	13,916	35,038
Commercial & industrial	16,414	(320)	411	(262)	16,243	8,589	7,680	(303)	408	5,150	21,524
Commercial construction	9,180	—	123	(1,131)	8,172	14,514	74	(487)	658	92	14,851
Equipment financing	18,100	(1,165)	653	(288)	17,300	20,305	—	(2,418)	425	(3,136)	15,176
Residential mortgage	10,965	(127)	76	559	11,473	12,826	195	(13)	48	4,506	17,562
HELOC	6,357	(65)	167	(40)	6,419	8,687	209	(44)	169	(300)	8,721
Residential construction	1,918	—	37	(19)	1,936	1,997	—	(26)	26	(229)	1,768
Consumer	423	(611)	222	508	542	460	7	(432)	511	(304)	242
ACL - loans	111,616	(2,851)	2,300	(11,445)	99,620	103,669	11,152	(6,756)	4,218	21,973	134,256
ACL - unfunded commitments	10,844	—	—	411	11,255	12,100	—	—	—	(180)	11,920
Total ACL	$122,460	$(2,851)	$2,300	$(11,034)	$110,875	$115,769	$11,152	$(6,756)	$4,218	$21,793	$146,176

	Nine Months Ended September 30,
	2021					2020
	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Dec. 31, 2019 Balance	Adoption of CECL	Beginning Balance	Initial ACL - PCD loans (1)	Charge- Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied commercial real estate	$20,673	$(1,503)	$932	$(5,958)	$14,144	$11,404	$(1,616)	$9,788	$1,779	$(6)	$2,225	$5,588	$19,374
Income producing commercial real estate	41,737	(174)	304	(18,476)	23,391	12,306	(30)	12,276	1,208	(8,033)	1,430	28,157	35,038
Commercial & industrial	22,019	(4,017)	6,855	(8,614)	16,243	5,266	4,012	9,278	7,680	(8,118)	1,075	11,609	21,524
Commercial construction	10,952	(224)	618	(3,174)	8,172	9,668	(2,583)	7,085	74	(726)	916	7,502	14,851
Equipment financing	16,820	(4,411)	2,087	2,804	17,300	7,384	5,871	13,255	—	(6,366)	1,201	7,086	15,176
Residential mortgage	15,341	(342)	393	(3,919)	11,473	8,081	1,569	9,650	195	(347)	379	7,685	17,562
HELOC	8,417	(99)	386	(2,285)	6,419	4,575	1,919	6,494	209	(162)	468	1,712	8,721
Residential construction	764	(10)	140	1,042	1,936	2,504	(1,771)	733	—	(80)	97	1,018	1,768
Consumer	287	(1,435)	710	980	542	901	(491)	410	7	(1,782)	1,028	579	242
ACL - loans	137,010	(12,215)	12,425	(37,600)	99,620	62,089	6,880	68,969	11,152	(25,620)	8,819	70,936	134,256
ACL - unfunded commitments	10,558	—	—	697	11,255	3,458	1,871	5,329	—	—	—	6,591	11,920
Total ACL	$147,568	$(12,215)	$12,425	$(36,903)	$110,875	$65,547	$8,751	$74,298	$11,152	$(25,620)	$8,819	$77,527	$146,176
(1) Represents the initial ACL related to PCD loans acquired in the Three Shores transaction.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 7 – Derivatives and Hedging Activities

The table below presents the fair value of derivative financial instruments as of the dates indicated as well as their classification on the consolidated balance sheets (in thousands):

	September 30, 2021			December 31, 2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Derivative Asset	Derivative Liability		Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Cash flow hedge of subordinated debt	$100,000	$5,998	$—	$100,000	$3,378	$—
Cash flow hedge of trust preferred securities	20,000	—	—	20,000	—	—
Fair value hedge of brokered time deposits	10,000	—	—	20,000	—	—
Total	130,000	5,998	—	140,000	3,378	—

Derivatives not designated as hedging instruments:
Customer derivative positions	1,283,735	38,906	8,614	1,329,271	72,508	17
Dealer offsets to customer derivative positions	1,283,735	582	13,000	1,329,271	1	24,614
Risk participations	69,142	23	5	48,843	28	12
Mortgage banking - loan commitment	163,577	4,727	—	253,243	10,751	—
Mortgage banking - forward sales commitment	185,616	793	2	325,145	—	1,964
Bifurcated embedded derivatives	51,935	2,267	—	51,935	—	1,449
Dealer offsets to bifurcated embedded derivatives	51,935	—	4,444	51,935	—	947
Total	3,089,675	47,298	26,065	3,389,643	83,288	29,003

Total derivatives	$3,219,675	$53,296	$26,065	$3,529,643	$86,666	$29,003

Total gross derivative instruments		$53,296	$26,065		$86,666	$29,003
Less: Amounts subject to master netting agreements		(409)	(409)		(114)	(114)
Less: Cash collateral received/pledged		(6,976)	(17,615)		(3,200)	(27,092)
Net amount		$45,911	$8,041		$83,352	$1,797

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

Hedging Derivatives
Cash Flow Hedges of Interest Rate Risk
United enters into cash flow hedges to mitigate exposure to the variability of future cash flows or other forecasted transactions. As of September 30, 2021 and December 31, 2020, United utilized interest rate caps and swaps to hedge the variability of cash flows due to changes in interest rates on certain of its variable-rate subordinated debt and trust preferred securities. United considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates. Therefore, changes in the fair value of these derivative instruments are recognized in OCI. Gains and losses related to changes in fair value are reclassified into earnings in the periods the hedged forecasted transactions occur. Losses representing amortization of the premium recorded on cash flow hedges, which is a component excluded from the assessment of effectiveness, are recognized in earnings on a straight-line basis in the same caption as the hedged item over the term of the hedge. Over the next twelve months, United expects to reclassify $584,000 of losses from AOCI into earnings related to these agreements.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2021 and December 31, 2020, United had interest rate swaps that were designated as fair value hedges of fixed-rate brokered time deposits. The swaps involved the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total interest expense presented in the consolidated statements of income	$(6,636)	$(13,319)	$(23,547)	$(45,561)
Effect of hedging relationships on interest expense:
Net income (expense) recognized on fair value hedges	43	(95)	167	123
Net expense recognized on cash flow hedges (1)	(153)	(130)	(444)	(197)
 (1) Includes premium amortization expense excluded from the assessment of hedge effectiveness of $119,000 and $119,000 for three months ended September 30, 2021 and 2020, respectively, and $353,000 and $211,000 for the nine months ended September 30, 2021 and 2020, respectively.

The table below presents the carrying amount of hedged fixed-rate brokered time deposits and cumulative fair value hedging adjustments included in the carrying amount of the hedged liability for the periods presented (in thousands).

	September 30, 2021		December 31, 2020
Balance Sheet Location	Carrying amount of Assets (Liabilities)	Hedge Accounting Basis Adjustment	Carrying amount of Assets (Liabilities)	Hedge Accounting Basis Adjustment
Deposits	$(10,065)	$(71)	$(20,216)	$(235)

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

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Customer derivatives and dealer offsets	Other noninterest income	$599	$2,258	$2,551	$4,846
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	—	65	417	(158)
Mortgage banking derivatives	Mortgage loan revenue	(1,407)	(2,554)	(1,065)	(2,454)
		$(808)	$(231)	$1,903	$2,234

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

Note 8 – Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands):

	September 30, 2021	December 31, 2020
Core deposit intangible	$36,162	$36,162
Less: accumulated amortization	(24,941)	(22,148)
Net core deposit intangible	11,221	14,014
Customer relationship intangible	7,950	—
Less: accumulated amortization	(149)	—
Net customer relationship intangible	7,801	—
Total intangibles subject to amortization, net	19,022	14,014
Goodwill	381,972	367,809
Total goodwill and other intangible assets, net	$400,994	$381,823

In addition to the FinTrust customer relationship intangible discussed in Note 4, during the third quarter of 2021, United purchased the customer list of another financial advisory firm for $420,000. All consideration paid was allocated to a customer relationship intangible.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following is a summary of changes in the carrying amounts of goodwill (in thousands):

	Goodwill (1)
	Three Months Ended September 30,	Nine Months Ended September 30,
2021
Balance, beginning of period	$367,809	$367,809
Acquisition of FinTrust	14,163	14,163
Balance, end of period	$381,972	$381,972

2020
Balance, beginning of period	$327,425	$327,425
Acquisition of Three Shores	41,593	41,593
Balance, end of period	$369,018	$369,018
(1) Goodwill balances presented are shown net of accumulated impairment losses of $306 million incurred prior to 2020. Gross goodwill for September 30, 2021 and December 31, 2020 totaled $688 million and $673 million, respectively.

The estimated aggregate amortization expense for future periods for finite lived intangibles is as follows (in thousands):

Year
Remainder of 2021	$990
2022	3,557
2023	2,963
2024	2,418
2025	1,916
Thereafter	7,178
Total	$19,022

Note 9 – Assets and Liabilities Measured at Fair Value
Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, United uses a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy). United has processes in place to review the significant valuation inputs and to reassess how the instruments are classified in the valuation framework.
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

September 30, 2021	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$239,205	$—	$—	$239,205
U.S. Government agencies & GSEs	—	150,718	—	150,718
State and political subdivisions	—	278,254	—	278,254
Residential MBS	—	2,057,786	—	2,057,786
Commercial MBS	—	715,498	—	715,498
Corporate bonds	—	143,600	2,372	145,972
Asset-backed securities	—	664,003	—	664,003
Equity securities with readily available fair values	—	1,283	—	1,283
Mortgage loans held for sale	—	68,424	—	68,424
Deferred compensation plan assets	11,646	—	—	11,646
Servicing rights for SBA/USDA loans	—	—	6,161	6,161
Residential mortgage servicing rights	—	—	23,062	23,062
Derivative financial instruments	—	46,279	7,017	53,296
Total assets	$250,851	$4,125,845	$38,612	$4,415,308

Liabilities:
Deferred compensation plan liability	$11,672	$—	$—	$11,672
Derivative financial instruments	—	21,616	4,449	26,065
Total liabilities	$11,672	$21,616	$4,449	$37,737

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$128,072	$—	$—	$128,072
U.S. Government agencies & GSEs	—	152,972	—	152,972
State and political subdivisions	—	274,472	—	274,472
Residential MBS	—	1,485,585	—	1,485,585
Commercial MBS	—	549,131	—	549,131
Corporate bonds	—	70,017	1,750	71,767
Asset-backed securities	—	562,722	—	562,722
Equity securities with readily available fair values	774	913	—	1,687
Mortgage loans held for sale	—	105,433	—	105,433
Deferred compensation plan assets	9,584	—	—	9,584
Servicing rights for SBA/USDA loans	—	—	6,462	6,462
Residential mortgage servicing rights	—	—	16,216	16,216
Derivative financial instruments	—	75,887	10,779	86,666
Total assets	$138,430	$3,277,132	$35,207	$3,450,769

Liabilities:
Deferred compensation plan liability	$9,590	$—	$—	$9,590
Derivative financial instruments	—	26,595	2,408	29,003
Total liabilities	$9,590	$26,595	$2,408	$38,593

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table shows a reconciliation of the beginning and ending balances for the periods indicated for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	2021					2020
	Derivative Assets	Derivative Liabilities	SBA/USDA loan servicing rights	Residential mortgage servicing rights	Corporate Bonds	Derivative Assets	Derivative Liabilities	SBA/USDA loan servicing rights	Residential mortgage servicing rights	Corporate Bonds
Three Months Ended September 30,
Beginning balance	$6,889	$3,944	$6,115	$21,568	$1,707	$12,107	$2,569	$6,034	$12,492	$1,000
Additions	86	—	354	2,813	500	99	—	296	3,055	750
Sales and settlements	—	—	(357)	(875)	—	—	—	(100)	(723)	—
Fair value adjustments included in OCI	—	—	—	—	165	—	—	—	—	—
Fair value adjustments included in earnings	42	505	49	(444)	—	592	(87)	531	(457)	—
Ending balance	$7,017	$4,449	$6,161	$23,062	$2,372	$12,798	$2,482	$6,761	$14,367	$1,750

Nine Months Ended September 30,
Beginning balance	$10,779	$2,408	$6,462	$16,216	$1,750	$7,238	$8,559	$6,794	$13,565	$998
Additions	261	97	1,193	9,806	500	106	—	694	8,387	1,750
Transfers into Level 3	—	—	—	—	—	583	—	—	—	—
Sales and settlements	—	—	(1,001)	(3,430)	—	—	—	(441)	(1,898)	(1,000)
Fair value adjustments included in OCI	—	—	—	—	122	—	—	—	—	2
Fair value adjustments included in earnings	(4,023)	1,944	(493)	470	—	4,871	(6,077)	(286)	(5,687)	—
Ending balance	$7,017	$4,449	$6,161	$23,062	$2,372	$12,798	$2,482	$6,761	$14,367	$1,750

The following table presents quantitative information about significant Level 3 inputs for fair value on a recurring basis as of the dates indicated.

Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Inputs	September 30, 2021		December 31, 2020
			Range	Weighted Average	Range	Weighted Average
SBA/USDA loan servicing rights	Discounted cash flow	Discount rate	0.0% - 38.8%	9.3%	1.6% - 44.1%	8.9%
		Prepayment rate	3.5 - 39.3	16.8	2.7 - 33.6	17.8
Residential mortgage servicing rights	Discounted cash flow	Discount rate	10.0 - 11.0	10.0	10.0 - 11.0	10.0
		Prepayment rate	9.6 - 18.5	12.9	8.7 - 19.5	17.7
Corporate bonds	Indicative bid provided by a broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and similar financing transactions executed in the market			N/A	N/A
	Discounted cash flow	Discount rate	3.6 - 3.8	3.6
Derivative assets - mortgage	Internal model	Pull through rate	66.7 - 100	87.7	65.6 - 100	83.9
Derivative assets and liabilities - other	Dealer priced	Dealer priced	N/A	N/A	N/A	N/A

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

Mortgage Loans Held for Sale
	September 30, 2021	December 31, 2020
Outstanding principal balance	$66,068	$99,746
Fair value	68,424	105,433

Gain (Loss) Recognized on Mortgage Loans Held for Sale
Location	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Mortgage loan gains and other related fees	$(1,609)	$1,758	$(3,330)	$5,029

Changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of assets that were still held as of September 30, 2021 and December 31, 2020, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented (in thousands).

	Level 1	Level 2	Level 3	Total
September 30, 2021
Loans	$—	$—	$2,817	$2,817

December 31, 2020
Loans	$—	$—	$29,404	$29,404

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

		Fair Value Level
	Carrying Amount	Level 1	Level 2	Level 3	Total
September 30, 2021
Assets:
HTM debt securities	$1,083,324	$—	$1,079,925	$—	$1,079,925
Loans and leases, net	11,091,417	—	—	11,045,904	11,045,904

Liabilities:
Deposits	16,865,417	—	16,864,366	—	16,864,366
Long-term debt	247,139	—	—	268,747	268,747

December 31, 2020
Assets:
HTM debt securities	$420,361	$—	$437,193	$—	$437,193
Loans and leases, net	11,233,805	—	—	11,209,717	11,209,717

Liabilities:
Deposits	15,232,358	—	15,232,274	—	15,232,274
Long-term debt	326,956	—	—	336,763	336,763

Note 10 – Common Stock

During the second quarter of 2021, United’s shareholders approved an increase in the number of authorized shares of common stock from 150 million to 200 million shares.

In November of 2020, United’s Board of Directors re-authorized a common stock repurchase program to permit the repurchase of up to $50 million of its common stock. The program is scheduled to expire on the earlier of the repurchase of common stock having an aggregate purchase price of $50 million or December 31, 2021. During the three and nine months ended September 30, 2021, 342,744 and 492,744 shares were repurchased, respectively. No shares were repurchased during the three months ended September 30, 2020. During the nine months ended September 30, 2020, 826,482 shares were repurchased. As of September 30, 2021, United had remaining authorization to repurchase up to $34.9 million of outstanding common stock under the program.

Note 11 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of various share-based compensation. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan document). As of September 30, 2021, 663,179 additional awards could be granted under the plan.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The table below presents restricted stock unit activity for the nine months ended September 30, 2021.

Restricted Stock Unit Awards	Shares	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2020	893,431	$23.75
Granted	298,481	30.27
Vested	(269,497)	27.78	$8,653
Cancelled	(53,170)	24.87
Outstanding at September 30, 2021	869,245	24.68	28,529

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

For the nine months ended September 30, 2021 and 2020, expense of $4.42 million and $5.57 million, respectively, was recognized related to restricted stock unit and performance stock unit awards granted to United employees, which was included in salaries and employee benefits expense. In addition, for the nine months ended September 30, 2021 and 2020, $397,000 and $367,000, respectively, was recognized in other expense for restricted stock unit awards granted to members of United’s Board of Directors.

A deferred income tax benefit related to stock-based compensation expense of $1.23 million and $1.52 million was included in the determination of income tax expense for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, there was $17.2 million of unrecognized expense related to non-vested restricted stock unit and performance stock unit awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.7 years.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 12 – Reclassifications Out of AOCI

The following table presents the details regarding amounts reclassified out of AOCI for the periods indicated (in thousands). Amounts shown in parentheses reduce earnings.

Details about AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2021	2020	2021	2020
Realized gains on AFS securities:
	$—	$746	$41	$746	Securities gains, net
	—	(191)	(14)	(191)	Income tax expense
	$—	$555	$27	$555	Net of tax

Amortization of losses included in net income on AFS securities transferred to HTM:
	$—	$(544)	$—	$(723)	Investment securities interest revenue
	—	130	—	173	Income tax benefit
	$—	$(414)	$—	$(550)	Net of tax

Reclassifications related to derivative financial instruments accounted for as cash flow hedges:
Interest rate contracts	$(153)	$(130)	$(444)	$(197)	Long-term debt interest expense
	39	33	113	50	Income tax benefit
	$(114)	$(97)	$(331)	$(147)	Net of tax

Reclassifications related to defined benefit pension plan activity:
Prior service cost	$(117)	$(133)	$(351)	$(398)	Salaries and employee benefits expense
Actuarial losses	(143)	(82)	(431)	(245)	Other expense
	(260)	(215)	(782)	(643)	Total before tax
	66	55	200	164	Income tax benefit
	$(194)	$(160)	$(582)	$(479)	Net of tax

Total reclassifications for the period	$(308)	$(116)	$(886)	$(621)	Net of tax

Note 13 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$73,816	$47,607	$217,782	$104,587
Dividends on preferred stock	(1,719)	(1,814)	(5,157)	(1,814)
Undistributed earnings allocated to participating securities	(448)	(356)	(1,342)	(779)
Net income available to common shareholders	$71,649	$45,437	$211,283	$101,994

Weighted average shares outstanding:
Basic	87,211	87,129	87,274	81,815
Effect of dilutive securities:
Restricted stock units	144	76	139	61
Diluted	87,355	87,205	87,413	81,876

Net income per common share:
Basic	$0.82	$0.52	$2.42	$1.25
Diluted	$0.82	$0.52	$2.42	$1.25

At September 30, 2021, United had no potentially dilutive instruments outstanding that were not included in the above analysis.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 14 – Regulatory Matters

As of September 30, 2021, United and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time. To be categorized as well-capitalized at September 30, 2021, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at such time, as set forth in the table below, and have met certain other requirements. Management believes that United and the Bank exceeded all well-capitalized requirements at September 30, 2021, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.

Regulatory capital ratios at September 30, 2021 and December 31, 2020, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under prompt corrective action provisions in effect at such times are presented below for United and the Bank (dollars in thousands):

			United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum (1)	Well- Capitalized	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Risk-based ratios:
CET1 capital	4.5%	6.5%	12.63%	12.31%	13.62%	13.31%
Tier 1 capital	6.0	8.0	13.38	13.10	13.62	13.31
Total capital	8.0	10.0	14.93	15.15	14.24	14.28
Leverage ratio	4.0	5.0	9.15	9.28	9.31	9.42

CET1 capital			$1,632,925	$1,506,750	$1,756,494	$1,625,292
Tier 1 capital			1,729,347	1,603,172	1,756,494	1,625,292
Total capital			1,929,850	1,854,368	1,836,997	1,743,045
Risk-weighted assets			12,929,134	12,240,440	12,897,800	12,207,940
Average total assets for the leverage ratio			18,897,989	17,276,853	18,863,193	17,246,878
(1) As of September 30, 2021 and December 31, 2020 the additional capital conservation buffer in effect was 2.50%
Note 15 – Commitments and Contingencies

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

The following table summarizes the contractual amount of off-balance sheet instruments as of the dates indicated (in thousands).

	September 30, 2021	December 31, 2020
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$3,422,609	$3,052,657
Letters of credit	28,625	31,748

United holds minor investments in certain limited partnerships for Community Reinvestment Act purposes. As of September 30, 2021, United had committed to fund an additional $8.43 million related to future capital calls that are not reflected in the consolidated balance sheet.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 16 - Subsequent Events

Acquisition of Aquesta
Subsequent to quarter-end, on October 1, 2021, United completed the acquisition of Aquesta Financial Holdings, Inc. and its wholly-owned subsidiary, Aquesta Bank, collectively referred to as “Aquesta”. Aquesta is headquartered in Cornelius, North Carolina and operates a network of branches primarily located in the Charlotte metropolitan area. As of September 30, 2021, Aquesta reported total assets of $754 million, total loans of $500 million and total deposits of $658 million.

Aquesta shareholders received $132 million in total consideration, of which $89.6 million was United common stock (2.73 million shares), $40.5 million was cash and $1.48 million was comprised of option and warrant equity instruments. The acquisition will be accounted for as a business combination. Due to the timing of the acquisition, United is currently in the process of completing the purchase accounting and has not made all of the remaining required disclosures, such as the fair value of assets acquired and supplemental pro forma information, which will be disclosed in subsequent filings.

Announced Acquisition of Reliant
On July 14, 2021, United announced an agreement to acquire Reliant Bancorp, Inc. and its wholly-owned subsidiary, Reliant Bank, collectively referred to as “Reliant”. Reliant is headquartered in Brentwood, Tennessee, a suburb of Nashville, Tennessee and operates a 25 branch network in Tennessee, located primarily in the Nashville area, as well as branches in Clarksville and Chattanooga. It also has a manufactured housing finance group based in Knoxville. As of September 30, 2021, Reliant reported total assets of $3.01 billion, total loans of $2.39 billion, and total deposits of $2.55 billion. The merger, which is subject to regulatory approval, the approval of Reliant shareholders, and other customary conditions, is expected to close in the first quarter of 2022.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at September 30, 2021 and December 31, 2020 and our results of operations for the three and nine months ended September 30, 2021 and 2020. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. The following discussion and analysis should be read along with our consolidated financial statements and related notes included in Part I - Item 1 of this Report, “Cautionary Note Regarding Forward-Looking Statements” and the risk factors discussed in our 2020 10-K, and the other reports we have filed with the SEC after we filed the 2020 10-K.

Unless the context otherwise requires, the terms “we,” “our,” “us” refer to United on a consolidated basis.

Overview

We offer a wide array of commercial and consumer banking services and investment advisory services through a 162 branch network throughout Georgia, South Carolina, North Carolina, Tennessee and Florida. We have grown organically as well as through strategic acquisitions. At September 30, 2021, we had consolidated total assets of $19.5 billion and 2,480 full-time equivalent employees.

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

Recent Developments

Mergers and Acquisitions
•On July 1, 2020, we acquired Three Shores including its wholly-owned banking subsidiary, Seaside, headquartered in Orlando, Florida. Seaside was a premier commercial lender with a strong wealth management platform and operated a 14-branch network located in key Florida metropolitan markets. We acquired $2.13 billion of assets, $1.43 billion in loans and assumed $1.80 billion of deposits in the acquisition.

•On July 6, 2021, we acquired FinTrust, an investment advisory firm headquartered in Greenville, South Carolina, with additional locations in Anderson, South Carolina, and Athens and Macon, Georgia. The firm provides wealth and investment management services to individuals and institutions within its markets, which expands our Advisory Services division. As of September 30, 2021, FinTrust had assets under management of $2.10 billion across its advisory, retirement planning and brokerage businesses.

•Subsequent to quarter-end, on October 1, 2021, we acquired Aquesta, a bank headquartered in Cornelius, North Carolina. Aquesta’s high-touch customer service is delivered to retail and business customers through a network of branches primarily located in the Charlotte metropolitan area. As of September 30, 2021, Aquesta reported total assets of $754 million, total loans of $500 million and total deposits of $658 million.

•On July 14, 2021, we announced an agreement to acquire Reliant, which we plan to complete in the first quarter of 2022. Reliant is headquartered in Brentwood, Tennessee, a suburb of Nashville, Tennessee and operates a 25 branch network in Tennessee, located primarily in some of the Nashville area’s most attractive markets, as well as in Clarksville and Chattanooga, Tennessee. It also has a manufactured housing finance group based in Knoxville. As of September 30, 2021, Reliant reported total assets of $3.01 billion, total loans of $2.39 billion, and total deposits of $2.55 billion.

COVID-19
We continue to monitor the impact of the COVID-19 pandemic on our business and to offer assistance to our customers affected by its economic effects, through payment deferrals and participation in the CARES Act and PPP loan program. Loans with active COVID-19 payment deferrals have decreased by 87% since December 31, 2020, with $8.87 million outstanding at September 30, 2021.

Results of Operations
We reported net income and diluted earnings per common share of $73.8 million and $0.82, respectively, for the third quarter of 2021 compared to $47.6 million and $0.52, respectively, for the same period in 2020. Operating net income (non-GAAP), which excludes merger-related and other charges, was $74.9 million for the third quarter of 2021, compared to $50.4 million for the same period in 2020. The increase in net income and operating net income was driven by increased net interest revenue and a release of provision for credit losses partly offset by a decrease in noninterest income and an increase in noninterest expense during the third quarter of 2021.
Net interest revenue increased to $141 million for the third quarter of 2021, compared to $128 million for the third quarter of 2020. Growth in our investment portfolio, accelerated recognition of PPP loan net deferred fees upon forgiveness, as well as a reduction of rates paid on deposits provided for much of the increase. The net interest margin decreased to 3.12% for the three months ended September 30, 2021 from 3.27% for the same period in 2020 primarily due to the effect of falling interest rates on our asset sensitive balance sheet and interest-earning assets shifting to be more heavily comprised of investment securities, which are generally lower-yielding than loans.

We recorded a negative provision for credit losses of $11.0 million for the third quarter of 2021, compared to $21.8 million of provision expense for the third quarter of 2020. The negative provision in 2021 resulted from a downward adjustment to the ACL, reflecting an improved economic forecast combined with low net charge-offs during the quarter. The provision for credit losses for the third quarter of 2020 reflected the expected macroeconomic effects of the COVID-19 pandemic and associated expected increase in net charge-offs. Net charge-offs for the third quarter of 2021 totaled $551,000 compared to $2.54 million for the same period in 2020.

Noninterest income of $40.1 million for the third quarter of 2021 was down $8.59 million, or 18%, from the third quarter of 2020. Lower gains on sales of mortgage loans and related fees drove most of the decrease, down $11.3 million compared to the same period of 2020. The decrease reflects the demand in the real estate mortgage market, which has started to level out after the initial surge in response to falling interest rates in early 2020. This decrease was partially offset by increases in wealth management fees, which reflects the addition of FinTrust’s wealth management business, and gains on sales of other loans driven by higher sales volume of equipment financing receivables.

Noninterest expense of $96.7 million for the third quarter of 2021, was relatively flat compared to the same period of 2020 as a result of the net effect of several fluctuations in noninterest expense items. Most notably, salaries and employee benefits expense increased $1.39 million, primarily as a result of the addition of FinTrust employees, while merger-related and other charges decreased $1.92 million. See Table 8 of MD&A for further detail on noninterest expense activity during the third quarter of 2021 compared to 2020.

For the nine months ended September 30, 2021 and 2020, we reported net income of $218 million and $105 million, respectively, and diluted earnings per common share of $2.42 and $1.25, respectively. Operating net income (non-GAAP) for the nine months ended September 30, 2021 and 2020, of $221 million and $108 million, respectively, excluded merger-related charges for both periods. Net interest revenue and net interest margin for the nine months ended September 30, 2021 were $411 million and 3.17%, respectively, compared to $356 million and 3.55%, respectively, for the same period in 2020. Results of operations for the nine months ended September 30, 2021 were largely driven by the same factors affecting the quarter, however the results for the nine months ended also reflect the of effect of the acquisition of Three Shores on July 1, 2020 and PPP loans for the full first nine months of 2021.

Results for the third quarter and first nine months of 2021 are discussed in further detail throughout the following sections of MD&A.

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

UNITED COMMUNITY BANKS, INC.
Table 1 - Financial Highlights
Selected Financial Information
(in thousands, except per share data)
	2021			2020		Third Quarter 2021 - 2020 Change	For the Nine Months Ended September 30,		YTD Change
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter		2021	2020
INCOME SUMMARY
Interest revenue	$147,675	$145,809	$141,542	$156,071	$141,773		$435,026	$401,925
Interest expense	6,636	7,433	9,478	10,676	13,319		23,547	45,561
Net interest revenue	141,039	138,376	132,064	145,395	128,454	10%	411,479	356,364	15%
(Release of) provision for credit losses	(11,034)	(13,588)	(12,281)	2,907	21,793		(36,903)	77,527
Noninterest income	40,095	35,841	44,705	41,375	48,682	(18)	120,641	114,734	5
Total revenue	192,168	187,805	189,050	183,863	155,343	24	569,023	393,571	45
Expenses	96,749	95,540	95,194	106,490	95,981	1	287,483	261,499	10
Income before income tax expense	95,419	92,265	93,856	77,373	59,362	61	281,540	132,072	113
Income tax expense	21,603	22,005	20,150	17,871	11,755	84	63,758	27,485	132
Net income	73,816	70,260	73,706	59,502	47,607	55	217,782	104,587	108
Merger-related and other charges	1,437	1,078	1,543	2,452	3,361		4,058	4,566
Income tax benefit of merger-related and other charges	(328)	(246)	(335)	(552)	(519)		(909)	(788)
Net income - operating (1)	$74,925	$71,092	$74,914	$61,402	$50,449	49	$220,931	$108,365	104

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$0.82	$0.78	$0.82	$0.66	$0.52	58	$2.42	$1.25	94
Diluted net income - operating (1)	0.83	0.79	0.83	0.68	0.55	51	2.45	1.29	90
Cash dividends declared	0.20	0.19	0.19	0.18	0.18	11	0.58	0.54	7
Book value	23.25	22.81	22.15	21.90	21.45	8	23.25	21.45	8
Tangible book value (3)	18.68	18.49	17.83	17.56	17.09	9	18.68	17.09	9
Key performance ratios:
Return on common equity - GAAP (2)(4)	14.26%	14.08%	15.37%	12.36%	10.06%		14.55%	8.11%
Return on common equity - operating (1)(2)(4)	14.48	14.25	15.63	12.77	10.69		14.77	8.40
Return on tangible common equity - operating (1)(2)(3)(4)	18.23	17.81	19.68	16.23	13.52		18.55	10.76
Return on assets - GAAP (4)	1.48	1.46	1.62	1.30	1.07		1.52	0.93
Return on assets - operating (1)(4)	1.50	1.48	1.65	1.34	1.14		1.54	0.97
Dividend payout ratio - GAAP	24.39	24.36	23.17	27.27	34.62		23.97	43.20
Dividend payout ratio - operating (1)	24.10	24.05	22.89	26.47	32.73		23.67	41.86
Net interest margin (FTE) (4)	3.12	3.19	3.22	3.55	3.27		3.17	3.55
Efficiency ratio - GAAP	53.11	54.53	53.55	56.73	54.14		53.72	55.30
Efficiency ratio - operating (1)	52.33	53.92	52.68	55.42	52.24		52.97	54.34
Equity to total assets	10.89	11.04	10.95	11.29	11.47		10.89	11.47
Tangible common equity to tangible assets (3)	8.53	8.71	8.57	8.81	8.89		8.53	8.89

ASSET QUALITY
Nonperforming loans	$44,923	$46,123	$55,900	$61,599	$49,084	(8)	$44,923	$49,084	(8)
Foreclosed properties	412	224	596	647	953		412	953
Total NPAs	45,335	46,347	56,496	62,246	50,037	(9)	45,335	50,037	(9)
ACL - loans	99,620	111,616	126,866	137,010	134,256	(26)	99,620	134,256	(26)
Net charge-offs	551	(456)	(305)	1,515	2,538		(210)	16,801
ACL - loans to loans	0.89%	0.98%	1.09%	1.20%	1.14%		0.89%	1.14%
Net charge-offs to average loans (4)	0.02	(0.02)	(0.01)	0.05	0.09		—	0.22
NPAs to loans and foreclosed properties	0.41	0.41	0.48	0.55	0.42		0.41	0.42
NPAs to total assets	0.23	0.25	0.30	0.35	0.29		0.23	0.29

AVERAGE BALANCES ($ in millions)
Loans	$11,205	$11,617	$11,433	$11,595	$11,644	(4)	$11,417	$10,088	13
Investment securities	5,122	4,631	3,991	3,326	2,750	86	4,587	2,560	79
Earning assets	18,078	17,540	16,782	16,394	15,715	15	17,473	13,498	29
Total assets	19,322	18,792	18,023	17,698	17,013	14	18,717	14,718	27
Deposits	16,637	16,132	15,366	15,057	14,460	15	16,050	12,490	29
Shareholders’ equity	2,119	2,060	2,025	1,994	1,948	9	2,068	1,763	17
Common shares - basic (thousands)	87,211	87,289	87,322	87,258	87,129	—	87,274	81,815	7
Common shares - diluted (thousands)	87,355	87,421	87,466	87,333	87,205	—	87,413	81,876	7

AT PERIOD END ($ in millions)
Loans	$11,191	$11,391	$11,679	$11,371	$11,799	(5)	$11,191	$11,799	(5)
Investment securities	5,335	4,928	4,332	3,645	3,089	73	5,335	3,089	73
Total assets	19,481	18,896	18,557	17,794	17,153	14	19,481	17,153	14
Deposits	16,865	16,328	15,993	15,232	14,603	15	16,865	14,603	15
Shareholders’ equity	2,122	2,086	2,031	2,008	1,967	8	2,122	1,967	8
Common shares outstanding (thousands)	86,559	86,665	86,777	86,675	86,611	—	86,559	86,611	—
(1) Excludes merger-related and other charges. (2) Net income less preferred stock dividends, divided by average realized common equity, which excludes AOCI. (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Non-GAAP Performance Measures Reconciliation
Selected Financial Information
(in thousands, except per share data)
	2021			2020		For the Nine Months Ended September 30,
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2021	2020
Expense reconciliation
Expenses (GAAP)	$96,749	$95,540	$95,194	$106,490	$95,981	$287,483	$261,499
Merger-related and other charges	(1,437)	(1,078)	(1,543)	(2,452)	(3,361)	(4,058)	(4,566)
Expenses - operating	$95,312	$94,462	$93,651	$104,038	$92,620	$283,425	$256,933

Net income reconciliation
Net income (GAAP)	$73,816	$70,260	$73,706	$59,502	$47,607	$217,782	$104,587
Merger-related and other charges	1,437	1,078	1,543	2,452	3,361	4,058	4,566
Income tax benefit of merger-related and other charges	(328)	(246)	(335)	(552)	(519)	(909)	(788)
Net income - operating	$74,925	$71,092	$74,914	$61,402	$50,449	$220,931	$108,365

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$0.82	$0.78	$0.82	$0.66	$0.52	$2.42	$1.25
Merger-related and other charges, net of tax	0.01	0.01	0.01	0.02	0.03	0.03	0.04
Diluted income per common share - operating	$0.83	$0.79	$0.83	$0.68	$0.55	$2.45	$1.29

Book value per common share reconciliation
Book value per common share (GAAP)	$23.25	$22.81	$22.15	$21.90	$21.45	$23.25	$21.45
Effect of goodwill and other intangibles	(4.57)	(4.32)	(4.32)	(4.34)	(4.36)	(4.57)	(4.36)
Tangible book value per common share	$18.68	$18.49	$17.83	$17.56	$17.09	$18.68	$17.09

Return on tangible common equity reconciliation
Return on common equity (GAAP)	14.26%	14.08%	15.37%	12.36%	10.06%	14.55%	8.11%
Merger-related and other charges, net of tax	0.22	0.17	0.26	0.41	0.63	0.22	0.29
Return on common equity - operating	14.48	14.25	15.63	12.77	10.69	14.77	8.40
Effect of goodwill and other intangibles	3.75	3.56	4.05	3.46	2.83	3.78	2.36
Return on tangible common equity - operating	18.23%	17.81%	19.68%	16.23%	13.52%	18.55%	10.76%

Return on assets reconciliation
Return on assets (GAAP)	1.48%	1.46%	1.62%	1.30%	1.07%	1.52%	0.93%
Merger-related and other charges, net of tax	0.02	0.02	0.03	0.04	0.07	0.02	0.04
Return on assets - operating	1.50%	1.48%	1.65%	1.34%	1.14%	1.54%	0.97%

Dividend payout ratio reconciliation
Dividend payout ratio (GAAP)	24.39%	24.36%	23.17%	27.27%	34.62%	23.97%	43.20%
Merger-related and other charges, net of tax	(0.29)	(0.31)	(0.28)	(0.80)	(1.89)	(0.30)	(1.34)
Dividend payout ratio - operating	24.10%	24.05%	22.89%	26.47%	32.73%	23.67%	41.86%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	53.11%	54.53%	53.55%	56.73%	54.14%	53.72%	55.30%
Merger-related and other charges	(0.78)	(0.61)	(0.87)	(1.31)	(1.90)	(0.75)	(0.96)
Efficiency ratio - operating	52.33%	53.92%	52.68%	55.42%	52.24%	52.97%	54.34%

Tangible common equity to tangible assets reconciliation
Equity to total assets (GAAP)	10.89%	11.04%	10.95%	11.29%	11.47%	10.89%	11.47%
Effect of goodwill and other intangibles	(1.87)	(1.82)	(1.86)	(1.94)	(2.02)	(1.87)	(2.02)
Effect of preferred equity	(0.49)	(0.51)	(0.52)	(0.54)	(0.56)	(0.49)	(0.56)
Tangible common equity to tangible assets	8.53%	8.71%	8.57%	8.81%	8.89%	8.53%	8.89%

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

The following tables indicate the relationship between interest revenue and expense and the average amounts of assets and liabilities, which provides further insight into net interest spread and net interest margin for the periods indicated. The following discussion provides additional detail on the average balances and net interest revenue for the periods presented.

For the quarter:

Average PPP loans for the third quarter of 2021 decreased $1.03 billion compared to the third quarter of 2020, which mostly reflects SBA loan forgiveness. This was the primary driver of the decrease in average total loans for the third quarter of 2021 compared to the same period of 2020 and more than offset organic loan growth for the period. The forgiveness of PPP loans and strong growth in deposits generated additional liquidity, which we deployed into our investment portfolio, resulting in increases in average securities of $2.37 billion for the three months ended September 30, 2021 compared to the same period of 2020. This additional liquidity was also reflected in our cash balances.

Net interest revenue for the third quarter was $141 million, while FTE net interest revenue was $142 million, representing a 10% increase from the third quarter of 2020. The increase was mostly driven by the growth in the investment portfolio, accelerated recognition of net deferred PPP loan fees upon forgiveness and our ability to decrease our rates paid on deposits in a historically low interest rate environment. Deferred fees recognized on PPP loans totaled $12.9 million for the three months ended September 30, 2021, compared to $5.15 million for the comparable period of 2020. Additionally, rates paid on interest-bearing deposits fell 27 basis points compared to the third quarter of 2020, which contributed to the $5.86 million decrease in interest paid on these deposits compared to the same period of 2020. The impact of the decrease in interest rates on interest expense more than offset the impact of the growth in interest-bearing deposits of $970 million.

Despite an increase in net interest revenue, the net interest spread and net interest margin for the third quarter of 2021 decreased 4 basis points and 15 basis points, respectively, from the same period of 2020 primarily due to a mix shift in our interest-earning assets. The average interest-earning asset mix for the three months ended September 30, 2021 compared to the same period of 2020 was comprised more heavily of investment securities and cash, both of which are lower-yielding than loans, which contributed to the net interest margin and spread compression.

For the nine months ended:

In contrast to the three months ended, average loans for the nine months ended September 30, 2021 increased compared to the same period of 2020, reflecting loans acquired from Three Shores for the full nine months of 2021 and higher average PPP loans, which combined contributed approximately $821 million to the increase. Consistent with the quarter, additional liquidity provided by deposit growth and PPP loan forgiveness resulted in higher average cash balances and deployment of excess liquidity into our investment portfolio. Average securities increased $2.03 billion for the nine months ended September 30, 2021 compared to the same period of 2020.

Net interest revenue for the first nine months of 2021 was $411 million, while FTE net interest revenue was $415 million, representing a 16% increase from the first nine months of 2020. The increase was primarily driven by the loan growth discussed above and accelerated recognition of net deferred PPP loan fees of $33.7 million. These sources of income were partially offset by the impact of historically low interest rates on our asset sensitive balance sheet. Consistent with the quarter, during the nine months ended September 30, 2021, the average interest rate paid on interest-bearing deposits decreased 42 basis points compared to the same period of 2020, which contributed to a net reduction in interest expense of $23.4 million compared to the nine months ended September 30, 2020, despite growth in average interest-bearing deposits of $1.86 billion. The net interest spread and net interest margin for the first nine months of 2021 decreased 23 basis points and 38 basis points, respectively, from the same period of 2020 primarily due to the same factors impacting the quarter.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended September 30,

	2021			2020
(dollars in thousands, FTE)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$11,204,653	$128,185	4.54%	$11,644,202	$126,342	4.32%
Taxable securities (3)	4,738,860	16,260	1.37	2,499,649	12,663	2.03
Tax-exempt securities (FTE) (1)(3)	383,196	3,061	3.20	249,959	2,544	4.07
Federal funds sold and other interest-earning assets	1,751,222	1,185	0.27	1,321,445	1,132	0.34
Total interest-earning assets (FTE)	18,077,931	148,691	3.27	15,715,255	142,681	3.61

Noninterest-earning assets:
Allowance for credit losses	(111,952)			(128,581)
Cash and due from banks	124,360			135,949
Premises and equipment	228,556			216,326
Other assets (3)	1,002,810			1,074,529
Total assets	$19,321,705			$17,013,478

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$3,594,670	1,290	0.14	$2,890,735	1,634	0.22
Money market	4,010,720	1,119	0.11	3,501,781	3,017	0.34
Savings	1,120,843	55	0.02	864,849	47	0.02
Time	1,466,821	609	0.16	1,933,764	4,127	0.85
Brokered time deposits	63,917	69	0.43	96,198	173	0.72
Total interest-bearing deposits	10,256,971	3,142	0.12	9,287,327	8,998	0.39
Federal funds purchased and other borrowings	—	—	—	4,405	2	0.18
Federal Home Loan Bank advances	54	—	—	2,818	27	3.81
Long-term debt	257,139	3,494	5.39	327,017	4,292	5.22
Total borrowed funds	257,193	3,494	5.39	334,240	4,321	5.14
Total interest-bearing liabilities	10,514,164	6,636	0.25	9,621,567	13,319	0.55

Noninterest-bearing liabilities:
Noninterest-bearing deposits	6,379,969			5,172,999
Other liabilities	308,551			270,451
Total liabilities	17,202,684			15,065,017
Shareholders' equity	2,119,021			1,948,461
Total liabilities and shareholders' equity	$19,321,705			$17,013,478

Net interest revenue (FTE)		$142,055			$129,362
Net interest-rate spread (FTE)			3.02%			3.06%
Net interest margin (FTE) (4)			3.12%			3.27%

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
(3)AFS securities are shown at amortized cost. Pretax unrealized gains of $39.6 million and $77.0 million in 2021 and 2020, respectively, are included in other assets for purposes of this presentation.
(4)Net interest margin is taxable equivalent net interest revenue divided by average interest-earning assets.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Nine Months Ended September 30,

	2021			2020
(dollars in thousands, fully taxable equivalent (FTE))	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$11,417,285	$380,765	4.46%	$10,087,630	$351,536	4.65%
Taxable securities (3)	4,206,099	44,845	1.42	2,362,674	42,579	2.40
Tax-exempt securities (FTE) (1)(3)	381,323	8,979	3.14	197,231	6,699	4.53
Federal funds sold and other interest-earning assets	1,468,487	3,462	0.31	850,722	3,621	0.57
Total interest-earning assets (FTE)	17,473,194	438,051	3.35	13,498,257	404,435	4.00

Non-interest-earning assets:
Allowance for loan losses	(127,793)			(96,235)
Cash and due from banks	138,973			134,354
Premises and equipment	225,021			217,551
Other assets (3)	1,007,669			964,511
Total assets	$18,717,064			$14,718,438

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$3,452,206	4,158	0.16	$2,583,911	6,240	0.32
Money market	3,853,907	4,278	0.15	2,797,350	10,969	0.52
Savings	1,064,045	157	0.02	788,681	121	0.02
Time	1,551,934	3,096	0.27	1,860,597	17,435	1.25
Brokered time deposits	67,794	292	0.58	102,502	579	0.75
Total interest-bearing deposits	9,989,886	11,981	0.16	8,133,041	35,344	0.58
Federal funds purchased and other borrowings	41	—	—	1,611	3	0.25
Federal Home Loan Bank advances	1,117	2	0.24	1,001	28	3.74
Long-term debt	286,347	11,564	5.40	256,218	10,186	5.31
Total borrowed funds	287,505	11,566	5.38	258,830	10,217	5.27
Total interest-bearing liabilities	10,277,391	23,547	0.31	8,391,871	45,561	0.73

Noninterest-bearing liabilities:
Noninterest-bearing deposits	6,059,680			4,356,484
Other liabilities	311,749			206,904
Total liabilities	16,648,820			12,955,259
Shareholders' equity	2,068,244			1,763,179
Total liabilities and shareholders' equity	$18,717,064			$14,718,438

Net interest revenue (FTE)		$414,504			$358,874
Net interest-rate spread (FTE)			3.04%			3.27%
Net interest margin (FTE) (4)			3.17%			3.55%

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
(3)Securities AFS are shown at amortized cost. Pretax unrealized gains of $40.3 million and $65.5 million in 2021 and 2020, respectively, are included in other assets for purposes of this presentation.
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

Table 4 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Compared to 2020 Increase (Decrease) Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans (FTE)	$(4,875)	$6,718	$1,843	$44,834	$(15,605)	$29,229
Taxable securities	8,653	(5,056)	3,597	24,316	(22,050)	2,266
Tax-exempt securities (FTE)	1,148	(631)	517	4,809	(2,529)	2,280
Federal funds sold and other interest-earning assets	321	(268)	53	1,903	(2,062)	(159)
Total interest-earning assets (FTE)	5,247	763	6,010	75,862	(42,246)	33,616

Interest-bearing liabilities:
NOW and interest-bearing demand accounts	340	(684)	(344)	1,675	(3,757)	(2,082)
Money market accounts	386	(2,284)	(1,898)	3,118	(9,809)	(6,691)
Savings deposits	13	(5)	8	41	(5)	36
Time deposits	(811)	(2,707)	(3,518)	(2,496)	(11,843)	(14,339)
Brokered deposits	(47)	(57)	(104)	(169)	(118)	(287)
Total interest-bearing deposits	(119)	(5,737)	(5,856)	2,169	(25,532)	(23,363)
Federal funds purchased & other borrowings	(1)	(1)	(2)	(1)	(2)	(3)
FHLB advances	(13)	(14)	(27)	3	(29)	(26)
Long-term debt	(945)	147	(798)	1,214	164	1,378
Total borrowed funds	(959)	132	(827)	1,216	133	1,349
Total interest-bearing liabilities	(1,078)	(5,605)	(6,683)	3,385	(25,399)	(22,014)

Increase in net interest revenue (FTE)	$6,325	$6,368	$12,693	$72,477	$(16,847)	$55,630

Provision for Credit Losses

The ACL represents management’s estimate of life of loan credit losses in the loan portfolio and unfunded loan commitments. Management’s estimate of credit losses under CECL is determined using a model that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the ACL and resulting provision for credit losses.

We recorded negative provisions for credit losses of $11.0 million and $36.9 million for the three and nine months ended September 30, 2021, respectively, compared to $21.8 million and $77.5 million in provision expense for the same periods in 2020, respectively. The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined by management reflecting expected life of loan losses. The negative provision expense for the three and nine months ended September 30, 2021 compared to the same periods of 2020 was primarily a result of an improved economic forecast combined with low net charge-offs recognized during the third quarter and net recoveries recorded during the first nine months of 2021. The amount of net recoveries recorded during the first nine months of 2021 was mostly attributable to one large commercial credit recovery during the first quarter, strong recoveries from a number of other credits and lower charge-offs during the second and third quarters. The provision for credit losses for the third quarter and first nine months of 2020 was elevated due to a relatively stressed economic forecast amidst the COVID-19 pandemic.

Additional discussion on credit quality and the ACL is included in the “Asset Quality and Risk Elements” section of MD&A in this Report.

Noninterest income

The following table presents the components of noninterest income for the periods indicated.

Table 5 - Noninterest Income
(in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Overdraft fees	$2,858	$2,484	$374	15%	$7,474	$8,000	$(526)	(7)%
ATM and debit card fees	3,867	3,577	290	8	10,263	9,845	418	4
Other service charges and fees	2,625	2,199	426	19	7,518	6,048	1,470	24
Total service charges and fees	9,350	8,260	1,090	13	25,255	23,893	1,362	6
Mortgage loan gains and related fees	13,828	25,144	(11,316)	(45)	47,536	57,113	(9,577)	(17)
Wealth management fees	5,554	3,055	2,499	82	12,881	6,019	6,862	114
Gains on sales of other loans	2,353	1,175	1,178	100	7,506	3,889	3,617	93
Securities gains, net	—	746	(746)		41	746	(705)
Other noninterest income:
Other lending and loan servicing fees	2,825	2,869	(44)	(2)	7,070	5,832	1,238	21
Customer derivatives	585	2,258	(1,673)	(74)	2,537	4,846	(2,309)	(48)
Other investment gains (losses)	1,333	911	422		4,487	(228)	4,715
BOLI	832	1,214	(382)	(31)	2,661	4,091	(1,430)	(35)
Treasury management income	765	568	197	35	2,120	1,539	581	38
Other	2,670	2,482	188	8	8,547	6,994	1,553	22
Total other noninterest income	9,010	10,302	(1,292)	(13)	27,422	23,074	4,348	19
Total noninterest income	$40,095	$48,682	$(8,587)	(18)	$120,641	$114,734	$5,907	5

During the third quarter and first nine months of 2021, total service charges and fees increased compared to the respective periods of 2020, which was mostly driven by the addition of Three Shores customers and the receipt of larger vendor rebates. While overdraft fee income has started to normalize, overdraft fees have remained at relatively low levels since the onset of the COVID-19 pandemic. During the first nine months of 2020, the decrease in overdraft fees was attributable to lower transaction volume due to widespread economic shutdowns combined with government stimulus payments disbursed during the second quarter of 2020, both of which increased transaction deposit account balances. During the first nine months of 2021, transaction deposit account balances remained elevated due to government stimulus payments and customer preferences to allocate more funds to transaction deposit accounts rather than time deposits in the current low interest rate environment.

Mortgage loan gains and related fees consists primarily of fees earned on mortgage originations, gains on the sale of mortgages in the secondary market and fair value adjustments to our mortgage servicing asset. We recognize the majority of gains on mortgages when customers enter into mortgage rate lock commitments, making our mortgage pipeline a significant driver of mortgage gains in any given period. The change in mortgage loan gains and related fees is strongly tied to the interest rate environment. Customer demand, primarily driven by interest rates, as well as the market-driven gain on sale spread are also primary drivers of mortgage income. From the second quarter of 2020 through the first quarter of 2021, we experienced a strong demand for mortgage refinances and home purchases following the drop in interest rates in early 2020. Since the second quarter of 2021, the demand for refinances has decreased as rates have started to increase, which in turn has also resulted in a decrease in volume of mortgage rate locks. However, the demand for home purchases remained strong for the three and nine months ended September 30, 2021 resulting in higher purchase originations compared to the respective periods of 2020. Offsetting strong mortgage origination demand, during the three months ended September 30, 2021 and 2020, we recorded negative adjustments related to fair value and decay to the mortgage servicing rights asset of $1.32 million and $1.18 million, respectively. Additionally, our gain on sale spread for the third quarter of 2021 of 4.82% decreased compared to 5.43% for the third quarter of 2020 contributing to the decrease in mortgage loan gains.

Table 6 - Selected Mortgage Metrics
(dollars in thousands)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Mortgage rate locks	$730,566	$909,834	(20)%	$2,425,571	$2,512,327	(3)%
# of mortgage rate locks	2,077	3,022	(31)	7,149	8,899	(20)

Mortgage loans sold	$319,232	$402,265	(21)	$1,062,373	$1,056,783	1
# of mortgage loans sold	1,299	1,754	(26)	4,408	4,624	(5)

Mortgage loans originated:
Purchases	$354,378	$327,269	8	$1,053,849	$788,767	34
Refinances	214,018	241,863	(12)	849,421	730,012	16
Total	$568,396	$569,132	—	$1,903,270	$1,518,779	25

# of mortgage loans originated	1,615	2,102	(23)	5,749	5,667	1

Our SBA/USDA lending strategy includes selling a portion of the loan production each quarter. The amount of loans sold depends on several variables including the current lending environment and balance sheet management activities. From time to time, we also sell certain equipment financing receivables based on market conditions. Gains on the sale of other loans for the first nine months of 2021 increased compared to the same period of 2020 mostly due to the sale of equipment financing loans and leases and USDA renewable energy loans in the second quarter of 2021. The following table presents loans sold and the corresponding gains or losses recognized on the sale for the periods indicated.

Table 7 - Other Loan Sales
(in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Loans Sold	Gain (Loss)	Loans Sold	Gain (Loss)	Loans Sold	Gain (Loss)	Loans Sold	Gain (Loss)
Guaranteed portion of SBA/USDA loans	$13,484	$1,492	$13,464	$1,177	$57,132	$5,835	$31,533	$2,613
Equipment financing receivables	19,273	861	950	(2)	39,240	1,671	24,871	1,276
Total	$32,757	$2,353	$14,414	$1,175	$96,372	$7,506	$56,404	$3,889

The increase in wealth management fees during the third quarter and first nine months of 2021 compared to the same periods of 2020 was primarily a result of the growth of our wealth management business through the acquisitions of FinTrust and Three Shores. FinTrust is the main driver of the increase for the three months ended September 30, 2021, while Three Shores, which was acquired July 1, 2020, also contributed to much of the increase during the first nine months of 2021.

The change in other noninterest income for the three and nine months ended September 30, 2021 compared to the same periods of 2020 was primarily driven by the following factors:
•Other investment performance for the three and nine months ended September 30, 2021, yielded net higher positive fair value adjustments when compared to the same periods of 2020. The nine months ended September 30, 2020 included losses recorded during the first half of 2020 resulting from the COVID-19 pandemic related market disruption. These losses were more than offset by gains recorded during the third quarter of 2020 as the pandemic outlook improved.
•Lending and loan servicing fees for the third quarter of 2021 decreased compared to the third quarter of 2020, but increased for the nine months ended 2021 compared to the same period of 2020. Volume-driven fee income from our equipment finance business increased for the three and nine months ended September 30, 2021, which was a main driver for the increase in lending and loan servicing fees for the nine months ended September 30, 2021. However, for the third quarter of 2021, this increase was more than offset by a negative adjustment to our SBA servicing asset, which resulted primarily from payoffs and paydowns, compared to a positive adjustment during the third quarter of 2020.
•BOLI income decreased compared to the three and nine months ended September 30, 2020, which included death benefit gains of $274,000 and $1.37 million, respectively.
•Customer derivative income also decreased for the three and nine months ended September 30, 2021 compared to the same periods of 2020 due to increases in interest rates negatively impacting the demand for customer derivative products.

Noninterest Expenses

The following table presents the components of noninterest expenses for the periods indicated.

Table 8 - Noninterest Expenses
(in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	Percent	2021	2020	Amount	Percent
Salaries and employee benefits	$60,458	$59,067	$1,391	2%	$180,457	$162,236	$18,221	11%
Communications and equipment	7,368	6,960	408	6	21,979	19,462	2,517	13
Occupancy	7,096	7,050	46	1	21,130	18,709	2,421	13
Advertising and public relations	1,458	1,778	(320)	(18)	4,150	5,312	(1,162)	(22)
Postage, printing and supplies	1,731	1,703	28	2	5,171	4,986	185	4
Professional fees	5,347	5,083	264	5	14,509	14,003	506	4
Lending and loan servicing expense	2,450	3,043	(593)	(19)	8,508	8,525	(17)	—
Outside services - electronic banking	2,308	1,888	420	22	6,811	5,516	1,295	23
FDIC assessments and other regulatory charges	1,723	1,346	377	28	5,520	4,388	1,132	26
Amortization of intangibles	1,028	1,099	(71)	(6)	2,942	3,126	(184)	(6)
Other	4,345	3,603	742	21	12,248	10,670	1,578	15
Total excluding merger-related and other charges	95,312	92,620	2,692	3	283,425	256,933	26,492	10
Merger-related and other charges	1,437	3,361	(1,924)		4,058	4,566	(508)
Total noninterest expenses	$96,749	$95,981	$768	1	$287,483	$261,499	$25,984	10

Salaries and employee benefits for the third quarter of 2021 increased compared to the same quarter of 2020 primarily due to the addition of FinTrust employees, higher brokerage and equipment finance commissions as well as other incentives reflective of strong performance during the quarter. These increases were partially offset by higher deferred loan origination costs resulting from increased loan production. The increase also reflected our merit-based salary increases awarded during the second quarter of 2021. In addition to these factors, the increase in salaries and employee benefits for the nine months ended September 30, 2021 compared to the same period of 2020 was also attributable to the addition of Three Shores employees beginning on July 1, 2020 and higher mortgage commissions as a result of strong mortgage production for first nine months of 2021. Full-time equivalent headcount totaled 2,480 at September 30, 2021, up from 2,414 at September 30, 2020.

Communications and equipment expense increased for the third quarter and first nine months of 2021 compared to the same periods of 2020 primarily due to incremental software contract costs. The increase in occupancy costs for the nine months ended September 30, 2021 was mostly attributable to the addition of operating lease costs associated with the acquired Three Shores’ locations. Advertising and public relations expense for the three and nine months ended September 30, 2021 decreased relative to the same periods of 2020 as 2020 included contributions to the United Community Bank Foundation in its inaugural year. Lending and loan servicing expense for the third quarter of 2021 decreased compared to the same period of 2020 partially due to lower mortgage production volume. The increase in outside services - electronic banking primarily related to increased ATM network and internet banking costs.

Merger-related and other charges for the third quarter and first nine months of 2021 primarily consisted of expenses associated with the acquisitions of Three Shores, FinTrust and Aquesta. Merger-related and other charges for the three and nine months ended September 30, 2020 were mostly related to the acquisition of Three Shores.

Balance Sheet Review

Total assets at September 30, 2021 and December 31, 2020 were $19.5 billion and $17.8 billion, respectively. Total liabilities at September 30, 2021 and December 31, 2020 were $17.4 billion and $15.8 billion, respectively. Shareholders’ equity totaled $2.12 billion and $2.01 billion at September 30, 2021 and December 31, 2020, respectively. The increase in assets was primarily evident in our investment portfolio, which we have strategically grown by $1.69 billion during 2021 to deploy excess liquidity provided by PPP loan forgiveness and growth in our customer deposits.

Loans

Our loan portfolio is our largest category of interest-earning assets. The following table presents a summary of the loan portfolio by loan type, of which approximately 73% was secured by real estate at September 30, 2021.

Table 9 - Loans Outstanding
(in thousands)

	September 30, 2021		December 31, 2020
	Amortized Cost	% of total loans	Amortized Cost	% of total loans
Owner occupied commercial real estate	$2,148,946	19%	$2,090,443	18%
Income producing commercial real estate	2,542,106	23	2,540,750	22
Commercial & industrial (1)	1,879,466	17	2,498,560	22
Commercial construction	947,023	8	967,305	9
Equipment financing	1,016,903	9	863,830	8
Total commercial	8,534,444	76	8,960,888	79
Residential mortgage	1,532,625	14	1,284,920	11
HELOC	661,352	6	697,117	6
Residential construction	320,880	3	281,430	3
Consumer	141,736	1	146,460	1
Total loans	$11,191,037	100%	$11,370,815	100%
(1) Commercial and industrial loans as of September 30, 2021 and December 31, 2020 included $150 million and $646 million of PPP loans, respectively.

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

The following table presents a summary of the changes in the ACL for the periods indicated.

Table 10 - ACL
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
ACL - loans, beginning of period	$111,616	$103,669	$137,010	$62,089
Adoption of CECL	—	—	—	6,880
ACL - loans, adjusted beginning balance	111,616	103,669	137,010	68,969

Impact of merger - ACL - PCD loans	—	11,152	—	11,152

Charge-offs:
Owner occupied commercial real estate	443	—	1,503	6
Income producing commercial real estate	120	3,033	174	8,033
Commercial & industrial	320	303	4,017	8,118
Commercial construction	—	487	224	726
Equipment financing	1,165	2,418	4,411	6,366
Residential mortgage	127	13	342	347
HELOC	65	44	99	162
Residential construction	—	26	10	80
Consumer	611	432	1,435	1,782
Total charge-offs	2,851	6,756	12,215	25,620
Recoveries:
Owner occupied commercial real estate	536	725	932	2,225
Income producing commercial real estate	75	1,248	304	1,430
Commercial & industrial	411	408	6,855	1,075
Commercial construction	123	658	618	916
Equipment financing	653	425	2,087	1,201
Residential mortgage	76	48	393	379
HELOC	167	169	386	468
Residential construction	37	26	140	97
Consumer	222	511	710	1,028
Total recoveries	2,300	4,218	12,425	8,819
Net charge-offs (recoveries)	551	2,538	(210)	16,801
(Release of) provision for credit losses - loans	(11,445)	21,973	(37,600)	70,936
ACL - loans, end of period	99,620	134,256	99,620	134,256

ACL - unfunded commitments, beginning of period	10,844	12,100	10,558	3,458
Adoption of CECL	—	—	—	1,871
ACL - unfunded commitments, adjusted beginning balance	10,844	12,100	10,558	5,329
Provision for credit losses - unfunded commitments	411	(180)	697	6,591
ACL - unfunded commitments, end of period	11,255	11,920	11,255	11,920

Total ACL	$110,875	$146,176	$110,875	$146,176

Total loans:
At period-end	$11,191,037	$11,798,910	$11,191,037	$11,798,910
Average	11,204,653	11,644,202	11,417,285	10,087,630
ACL - loans, as a percentage of period-end loans	0.89%	1.14%	0.89%	1.14%
As a percentage of average loans (annualized):
Net charge-offs	0.02	0.09	—	0.22
Provision for credit losses - loans	(0.41)	0.75	(0.44)	0.94

The reduction in the ACL since December 31, 2020 reflects an improved economic forecast, which includes an improved COVID-19 pandemic outlook, government stimulus spending, projected GDP growth and a continued low interest rate environment. Qualitative factors were used to moderate the improvement in the economic forecast for certain portfolios in recognition of continued elevated levels of special mention and substandard assets at September 30, 2021, primarily due to slower improvement in several COVID-19 impacted industries.

The following table presents a summary of loans by risk category for the dates indicated. See Note 6 to the consolidated financial statements in this Report for detailed descriptions of the risk categories.

Table 11 - Risk Categories
(in thousands)

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Pass	$10,691,234	$10,781,793	$11,070,628	$10,846,850	$11,481,859
Special mention	227,708	369,964	376,250	297,245	142,480
Substandard	222,095	238,989	231,666	226,720	174,571
Total loans	$11,141,037	$11,390,746	$11,678,544	$11,370,815	$11,798,910

During the fourth quarter of 2020 and first quarter of 2021, we downgraded loans to certain borrowers whose financial performance was impacted by the social and economic effects of the COVID-19 pandemic, such as senior care and hotels. During the third quarter of 2021, to the extent these borrowers’ financial position strengthened as the economic outlook of the pandemic improved, we made risk grade upgrades as deemed appropriate by management.

We classify loans as substandard when there is one or more well-defined weaknesses that jeopardize the repayment by the borrower and there is a distinct possibility that we could sustain some loss if the deficiency is not corrected. At September 30, 2021, substandard loans included accrual and nonaccrual loans of $177 million and $44.9 million, respectively. Special mention loans continue to accrue interest.

Nonperforming Assets

NPAs, which include nonaccrual loans and foreclosed properties, totaled $45.3 million at September 30, 2021, compared with $62.2 million at December 31, 2020. The decrease in NPAs since December 31, 2020 is primarily a result of paydowns and payoffs of nonaccrual loans.

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

The table below summarizes NPAs.

Table 12 - NPAs
(in thousands)

	September 30, 2021	December 31, 2020
Nonaccrual loans:
Owner occupied commercial real estate	4,945	8,582
Income producing commercial real estate	13,462	15,149
Commercial & industrial	8,507	16,634
Commercial construction	1,202	1,745
Equipment financing	1,845	3,405
Total commercial	29,961	45,515
Residential mortgage	13,222	12,858
HELOC	1,364	2,487
Residential construction	260	514
Consumer	116	225
Total nonaccrual loans	44,923	61,599
Foreclosed properties	412	647
Total NPAs	$45,335	$62,246

Nonaccrual loans as a percentage of total loans	0.40%	0.54%
NPAs as a percentage of total loans and foreclosed properties	0.41	0.55
NPAs as a percentage of total assets	0.23	0.35

At September 30, 2021 and December 31, 2020, we had $53.0 million and $61.6 million, respectively, in loans with terms that have been modified in TDRs. Included therein were $16.4 million and $20.6 million, respectively, of TDRs that were classified as nonaccrual and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $36.6 million and $41.0 million, respectively, were performing according to their modified terms and were therefore not considered to be nonperforming assets.

The CARES Act and interagency guidance granted temporary relief from TDR classification for certain loans restructured as a result of COVID-19. During 2020, we granted a significant number of payment deferral requests to our borrowers related to the economic disruption created by COVID-19. The following table presents remaining COVID-19 related deferrals. To the extent that these deferrals qualified under either the CARES Act or interagency guidance, they were not considered new TDRs as of September 30, 2021 and December 31, 2020.

Table 13 - COVID-19 Deferrals
(in thousands)

	September 30, 2021	December 31, 2020
Owner occupied commercial real estate	$3,433	$4,774
Income producing commercial real estate	—	45,190
Commercial & industrial	404	5,682
Commercial construction	—	1,745
Equipment financing	2,384	3,474
Total commercial	6,221	60,865
Residential mortgage	2,519	8,731
HELOC	125	1,012
Residential construction	—	55
Consumer	—	46
Total COVID-19 deferrals	$8,865	$70,709

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
At September 30, 2021 and December 31, 2020, we had HTM debt securities with a carrying amount of $1.08 billion and $420 million, respectively, and AFS debt securities totaling $4.25 billion and $3.22 billion, respectively. The increased balances at September 30, 2021 reflect our decision to deploy liquidity generated through strong deposit growth by purchasing additional investment securities. At September 30, 2021 and December 31, 2020, the securities portfolio represented approximately 27% and 20%, respectively, of total assets.
In accordance with CECL, our HTM debt securities portfolio is evaluated quarterly to assess whether an ACL is required. We measure expected credit losses on HTM debt securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At September 30, 2021 and December 31, 2020, calculated credit losses on HTM debt securities were de minimis due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies, GSEs, high credit quality municipalities and supranational entities. As a result, no ACL for HTM debt securities was recorded.
For AFS debt securities in an unrealized loss position, if we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the security's amortized cost basis is written down to fair value through income. Absent an intent or more than likely requirement to sell, we evaluate whether the decline in fair value has resulted from credit losses or other factors. The evaluation considers factors such as the extent to which fair value is less than amortized cost, changes to the security’s rating, and adverse conditions specific to the security. If the evaluation indicates a credit loss exists, an ACL may be recorded, with such allowance limited to the amount by which fair value is below amortized cost. Any impairment unrelated to credit factors is recognized in OCI. At September 30, 2021 and December 31, 2020, there was no ACL related to the AFS debt securities portfolio. Losses on fixed income securities at September 30, 2021 and December 31, 2020 primarily reflected the effect of changes in interest rates.
Goodwill and Other Intangible Assets

Goodwill represents the premium paid for acquired companies above the net fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Management evaluates goodwill annually, or more frequently if necessary, to determine if any impairment exists. At September 30, 2021 and December 31, 2020, the net carrying amount of goodwill was $382 million and $368 million, respectively.

We also have core deposit and customer relationship intangible assets, representing the value of acquired deposit and customer relationships, respectively, which are amortizing intangible assets. Amortizing intangible assets are required to be tested for impairment only when events or circumstances indicate that impairment may exist.

In connection with the acquisition of FinTrust, we recorded goodwill and a customer relationship intangible of $14.2 million and $7.53 million, respectively.

Deposits

Customer deposits are the primary source of funds for the continued growth of our earning assets. Our high level of service, as evidenced by our strong customer satisfaction scores, has been instrumental in attracting and retaining customer deposit accounts. In addition to organic growth, at September 30, 2021, the increase in core transaction deposits was also attributable to PPP-related deposits. The growth in customer deposits has allowed us to reduce our utilization of brokered deposits, which is reflected in the decrease since December 31, 2020. The decline in time deposits is mostly driven by customer preference to allocate funds to more liquid transaction deposits in the current low rate environment. The following table sets forth the deposit composition for the periods indicated.

Table 14 - Deposits
(in thousands)

	September 30, 2021	December 31, 2020
Noninterest-bearing demand	$6,492,519	$5,390,291
NOW and interest-bearing demand	3,699,951	3,346,490
Money market and savings	5,048,992	4,501,189
Time	1,440,160	1,704,290
Total customer deposits	16,681,622	14,942,260
Brokered deposits	183,795	290,098
Total deposits	$16,865,417	$15,232,358

Borrowing Activities

At September 30, 2021 and December 31, 2020, we had long-term debt outstanding of $247 million and $327 million, respectively, which includes senior debentures, subordinated debentures, and trust preferred securities. As a result of the additional liquidity provided by PPP loans and core deposit growth, we repaid several of our long-term debt instruments during the first nine months of 2021 including the 2025 subordinated debentures, the Southern Bancorp Capital Trust I trust preferred securities, the 2022 senior debentures, and the 2026 subordinated debentures, which combined reduced our long-term debt outstanding by $80.6 million.

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

All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The total amount of these instruments does not necessarily represent future cash requirements because a significant portion of these instruments expire without being used. We are not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments, or that could significantly affect earnings. See Note 22 to the consolidated financial statements included in our 2020 10-K and Note 15 to the consolidated financial statements in this Report for additional information on off-balance sheet arrangements.

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

Table 15 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	September 30, 2021		December 31, 2020
Change in Rates	Shock	Ramp	Shock	Ramp
100 basis point increase	4.78%	3.93%	3.80%	2.88%
100 basis point decrease	(4.35)	(3.76)	(1.89)	(1.82)

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
In addition, because the Holding Company is a separate entity and apart from the Bank, it must provide for its own liquidity. The Holding Company is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities. The Holding Company currently has internal capital resources to meet these obligations. While the Holding Company has access to the capital markets and maintains a line of credit as a contingent funding source, the ultimate sources of its liquidity are subsidiary service fees and dividends from the Bank, which are limited by applicable law and regulations. Effective July 1, 2021, the Bank became a South Carolina state-chartered bank, which permits the Bank to pay a dividend of up to 100% of its current year earnings without requesting approval of the South Carolina Board of Financial Institutions, provided certain conditions are met. Prior to the conversion to a South Carolina state-chartered bank, Georgia law generally limited the payment of dividends by the Bank from retained earnings of up to 50% of its prior year earnings without requesting approval of the Georgia Department of Banking and Finance. Holding Company liquidity is managed to a minimum of 15-months of anticipated cash expenditures after considering all of its liquidity needs over this period.
At September 30, 2021, we had sufficient qualifying collateral to provide borrowing capacity for FHLB advances of $1.29 billion, as well as unpledged investment securities of $4.12 billion that could be used as collateral for additional borrowings. In addition, we have the ability to attract retail deposits by competing more aggressively on pricing.
Significant uses and sources of cash during the nine months ended September 30, 2021 are summarized below. See the consolidated statement of cash flows in this Report for further detail.
•Net cash provided by operating activities of $283 million reflects net income of $218 million adjusted for non-cash transactions, gains on sales of securities and other loans and changes in other assets and liabilities. Significant non-cash transactions for the period included a $36.9 million release of provision for credit losses and deferred income tax expense of $21.3 million.
•Net cash used in investing activities of $1.56 billion primarily consisted of purchases of AFS and HTM debt securities of $2.63 billion, partially offset by proceeds from securities sales, maturities and calls, reflecting our strategic decision to deploy excess liquidity into the securities portfolio.
•Net cash provided by financing activities of $1.48 billion was driven by strong deposit growth as our net increase in deposits totaled $1.63 billion, which was partially offset by our repayment of long-term debt of $80.6 million and dividends on common and preferred stock of $54.5 million.
In the opinion of management, our liquidity position at September 30, 2021 was sufficient to meet our expected cash flow requirements.

Capital Resources and Dividends

Shareholders’ equity at September 30, 2021 was $2.12 billion, an increase of $115 million from December 31, 2020 primarily due to year-to-date earnings partially offset by dividends declared and unrealized losses on AFS debt securities.

The following table shows capital ratios, as calculated under applicable regulatory guidelines, at September 30, 2021 and December 31, 2020. As of September 30, 2021, capital levels remained characterized as “well-capitalized” under prompt corrective action provisions in effect at the time.

Additional information related to capital ratios, as calculated under regulatory guidelines, as of September 30, 2021 and December 31, 2020, is provided in Note 14 to the consolidated financial statements in this Report.

Table 16 – Capital Ratios

				United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum	Well- Capitalized	Minimum Capital Plus Capital Conservation Buffer	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Risk-based ratios:
CET1 capital	4.5%	6.5%	7.0%	12.63%	12.31%	13.62%	13.31%
Tier 1 capital	6.0	8.0	8.5	13.38	13.10	13.62	13.31
Total capital	8.0	10.0	10.5	14.93	15.15	14.24	14.28
Leverage ratio	4.0	5.0	N/A	9.15	9.28	9.31	9.42

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk as of September 30, 2021 from that presented in our 2020 10-K. Our interest rate sensitivity position at September 30, 2021 is set forth in Table 15 in MD&A of this Report and incorporated herein by this reference.

Item 4.    Controls and Procedures

    (a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of September 30, 2021. Based on that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

    (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Items 1A. Risk Factors

Except with respect to the additional risk factors related to the Aquesta acquisition and the proposed Reliant acquisition, which are set forth in the final prospectuses filed with the SEC pursuant to Rule 424(b)(3) respectively on August 6, 2021 and October 22, 2021 (and incorporated herein by this reference), there have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 25, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
In connection with the FinTrust acquisition, on July 6, 2021, we issued 132,299 shares of our common stock without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon the exemption from registration set forth in section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities
The following table contains information regarding purchases of our common stock made during the quarter ended September 30, 2021 by or on behalf of United or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2021 - July 31, 2021	171,985	$29.05	171,985	$39,902
August 1, 2021 - August 31, 2021	170,759	29.30	170,759	34,899
September 1, 2021 - September 30, 2021	—	—	—	—
Total	342,744	$29.18	342,744	$34,899

(1) In November of 2020, United’s Board re-authorized its common stock repurchase program to permit the repurchase of up to $50.0 million of its common stock. The program is scheduled to expire on the earlier of the repurchase of our common stock having an aggregate purchase price of $50 million or December 31, 2021. Under the program, shares may be repurchased in open market transactions or in privately negotiated transactions, from time to time, subject to market conditions, including transactions outside the safe harbor provided by Exchange Act Rule 10b-18 (but nevertheless adhering to Rule 10-b-18’s requirements). The approved share repurchase program does not obligate us to repurchase any dollar amount or number of shares.

Item 6. Exhibits

(d)     Exhibits. See Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger and Reorganization, dated as of May 26, 2021, by and between United Community Banks, Inc. and Aquesta Financial Holdings, Inc. (incorporated by reference to Annex A to the proxy statement/prospectus filed by United Community Banks, Inc. with the SEC pursuant to Rule 424(b)(3) on August 6, 2021).

2.2
Agreement and Plan of Merger, dated as of July 14, 2021, by and between United Community Banks, Inc. and Reliant Bancorp, Inc. (incorporated herein by reference to Annex A to the proxy statement/prospectus filed by United Community Banks, Inc. with the SEC pursuant to Rule 424(b)(3) on October 22, 2021).

3.1	Restated Articles of Incorporation of United Community Banks, Inc. as amended through August 13, 2021.

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

101
Interactive data files for United Community Bank, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements in Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from United Community Bank’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (formatted in Inline XBRL and included in Exhibit 101)

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

Date: November 5, 2021