Form 10-K
period 2021-12-31
UNITED COMMUNITY BANKS INC
filed 2022-02-25
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the closing price ($32.01 per share) of such common equity, as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,760,810,229.
As of January 31, 2022, there were 105,980,634 shares of United Community Banks, Inc.’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders to be held on May 18, 2022 (the “2022 Proxy Statement”) are incorporated herein into Part III by reference.

Glossary of Defined Terms

The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available-for-sale
ALCO	Asset/Liability Management Committee
AOCI	Accumulated other comprehensive income (loss)
Aquesta	Aquesta Financial Holdings, Inc. and its wholly-owned subsidiary, Aquesta Bank
ASC	Accounting Standards Codification
ASC 326	ASC Topic 326, Financial Instruments - Credit Losses
ASU	Accounting standards update
BHC Act	Bank Holding Company Act of 1956, as amended
Bank	United Community Bank
Board	United Community Banks Inc., Board of Directors
BOLI	Bank owned life insurance
BSBY	Bloomberg Short-Term Bank Yield
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CECL	Current expected credit loss model
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CME	Chicago Mercantile Exchange
Company	United Community Banks Incorporated (interchangeable with "United" below)
CRA	Community Reinvestment Act
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DRIP	Dividend Reinvestment and Stock Purchase Plan
DTA	Deferred tax asset
DTL	Deferred tax liability
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FCA	United Kingdom's Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve System
FHLB	Federal Home Loan Bank
FINRA	Financial Industry Regulatory Authority
FinTrust	FinTrust Capital Partners, LLC, and its operating subsidiaries, FinTrust Capital Advisors, LLC, FinTrust Capital Benefits Group, LLC and FinTrust Brokerage Services, LLC
FMBT	First Madison Bank & Trust
Foundation	United Community Bank Foundation
Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully taxable equivalent
Funded Plan	Funded noncontributory defined benefit pension plan acquired with Palmetto
GADBF	Georgia Department of Banking and Finance
GAAP	Accounting principles generally accepted in the United States of America
GLB Act	Gramm-Leach-Bliley Act

GSE	U.S. government-sponsored enterprise
HELOC	Home equity lines of credit
Holding Company	United Community Banks, Inc. on an unconsolidated basis
HTM	Held-to-maturity
Incurred Loss	Incurred loss impairment framework used to calculate the allowance for loan loss for periods prior to January 1, 2020
LIBOR	London Interbank Offered Rate
LIHTC	Low income housing tax credits
MBS	Mortgage-backed securities
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Modified Retirement Plan	United's unfunded noncontributory defined benefit pension plan
Nasdaq	National Association of Securities Dealers Automated Quotations Stock Market
Navitas	Navitas Credit Corp.
NOW	Negotiable order of withdrawal
NPA	Nonperforming asset
OCI	Other comprehensive income
Palmetto	Palmetto Bancshares, Inc.
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCD	Purchased credit deteriorated loans
PPP	Paycheck Protection Program
PSU	Performance based restricted stock unit awards with market conditions
Reliant	Reliant Bancorp, Inc. and its wholly-owned subsidiary, Reliant Bank
Report	Annual Report on Form 10-K
ROU asset	Right-of-use asset
RWA	Risk-weighted assets
SBA	United States Small Business Administration
SCBFI	South Carolina Board of Financial Institutions
Seaside	Seaside National Bank & Trust
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SIPC	Securities Investor Protection Corporation
TDR	Troubled debt restructuring
Three Shores	Three Shores Bancorporation, Inc.
U.S. Treasury	United States Department of the Treasury
UCBI	United Community Banks, Inc. and its direct and indirect subsidiaries
UCMS	United Community Mortgage Services
UCPS	United Community Payment Systems, LLC
United	United Community Banks, Inc. and its direct and indirect subsidiaries
USDA	United States Department of Agriculture

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
•risks with respect to our future ability to successfully expand and integrate businesses and operations that we acquire, as well as our ability to identify and complete future mergers or acquisitions;
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

ITEM 1. BUSINESS

Overview

United Community Banks, Inc. is a Georgia corporation incorporated in 1987 and headquartered in Blairsville, Georgia. We are a bank holding company under the BHC Act and, as of July 1, 2021, a financial holding company under the GLB Act. We provide diversified financial services primarily through our principal subsidiary, United Community Bank. The Bank was founded in 1950 as a Georgia state-chartered bank and converted to a South Carolina state-chartered bank effective on July 1, 2021. We have grown through a combination of acquisitions and strategic growth throughout the Georgia, South Carolina, North Carolina, Tennessee, and Florida markets, as well as nationally through our SBA/USDA lending and equipment finance businesses. As of December 31, 2021 we had consolidated total assets of $20.9 billion.

As a financial holding company, we coordinate the financial resources of the consolidated enterprise and maintain systems of financial, operational, and administrative control intended to coordinate selected policies and activities, including as described in Item 9A of Part II.

Recent Developments

Acquisition of Aquesta

On October 1, 2021, United completed the acquisition of Aquesta, a bank headquartered in Cornelius, North Carolina that operated a network of branches primarily located in the Charlotte metropolitan area. In this acquisition, we acquired $756 million of assets and assumed $694 million of liabilities.

Acquisition of FinTrust

On July 6, 2021, we acquired FinTrust, an investment advisory firm headquartered in Greenville, South Carolina, with additional locations in Anderson, South Carolina, and Athens and Macon, Georgia. The firm provides wealth and investment management services to individuals and institutions within its markets. As of December 31, 2021, FinTrust had assets under management of $2.19 billion across its advisory, retirement planning and brokerage businesses.

Acquisition of Reliant Bancorp, Inc.

Subsequent to year-end, on January 1, 2022 we acquired Reliant, a bank headquartered in Brentwood, Tennessee, a suburb of Nashville. Reliant operates a 25 branch network in Tennessee, located primarily in the Nashville, Clarksville and Chattanooga metropolitan areas. It also has a manufactured housing finance group based in Knoxville. As of December 31, 2021, Reliant reported total assets of $3.00 billion, including loans of $2.38 billion, and deposits of $2.50 billion.

Principal Businesses and Services We Provide

We provide a wide range of financial products and services to the commercial, retail, governmental, educational, energy, health care and real estate sectors. This includes a variety of deposit products, secured and unsecured loans, mortgage loans, payment and commerce solutions, equipment finance services, wealth management, trust services, private banking, investment advisory services, insurance services, and other related financial services. These products and services are delivered through a variety of channels including our branches, other offices, the internet, and mobile applications.

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
Lending Activities

We offer a full range of lending services, including real estate, consumer and commercial loans, to individuals, small businesses, mid-sized commercial businesses and non-profit organizations. We also originate loans partially guaranteed by the SBA and to a lesser extent by the USDA loan programs. Our consolidated loans at December 31, 2021 were $11.8 billion, or 56% of total consolidated assets. The interest rates that we charge on loans vary with the degree of risk, maturity and amount of the loan, and are further subject to competitive pressures, deposit costs, availability of funds and government regulations.

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

Our full-service retail mortgage lending division, UCMS, is approved as a seller/servicer for the Fannie Mae and the Freddie Mac and provides fixed and adjustable-rate home mortgages. During 2021, the Bank originated $2.43 billion in residential mortgage loans for the purchase of homes and to refinance existing mortgage debt. The majority of these mortgages were sold into the secondary market without recourse to us, other than for breaches of warranties. We have retained the servicing on most of our mortgage loans sold.
For additional information regarding our lending activity, see the section captioned “Loans” in the “Balance Sheet Review” section of Part II, Item 7. MD&A of this Report.
Deposit Activities
Deposits are the major source of our funds for lending and other investment activities. We offer our customers a variety of deposit products, including checking accounts, savings accounts, money market accounts and other deposit accounts. Generally, we attempt to maintain the rates paid on our deposits at a competitive level. We generate the majority of our deposits from customers in our local markets. For additional information regarding our deposit accounts, see the section captioned “Deposits” in Part II, Item 7. MD&A of this Report.
Investments
We use our investment portfolio to provide for the investment of excess funds at acceptable risk levels while providing liquidity to fund loan demand or to offset fluctuations in deposits. Our portfolio consists primarily of residential and commercial mortgage-backed securities, asset-backed securities, U.S. Treasury, U.S. agency and municipal obligations. Most of the securities are classified by us as AFS and recorded on our balance sheet at fair value at each balance sheet date. Changes in fair value on AFS securities are generally recorded directly in our shareholders’ equity account and are not recognized in our income statement.
Wealth Management, Trust, and Insurance
Through our Wealth Management division, we provide financial planning services, customized portfolio management and investment advice utilizing an open architecture approach to the selection of asset managers. We also offer trust services to manage fiduciary assets. Seaside Capital Management, Inc. and FinTrust Capital Advisors, LLC are registered investment advisors that offer investment advisory services for clients who wish to utilize an independent custodian. Seaside Insurance, Inc., which became FinTrust Insurance and Benefits, Inc. on January 1, 2022, operates as an independent insurance agency for our clients. We also operate FinTrust Brokerage Services, LLC, a registered broker dealer.
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
We provide payment processing services for our commercial and small business customers through UCPS. UCPS is a joint venture between the Bank and Clover, a merchant services provider and subsidiary of Fiserv, Inc.

Other General Information

Subsidiaries

Our consolidated operating subsidiaries at December 31, 2021 are listed in Exhibit 21 of this Report. Technical and regulatory details follow:

•The Bank is supervised and regulated as described in Supervision and Regulation in this Item below.
•FinTrust Capital Advisors, LLC and Seaside Capital Management, Inc. are registered with the SEC as investment advisers.
•Seaside Capital Management, Inc. is registered with the State of Florida as an investment adviser.
•FinTrust Brokerage Services, LLC is registered as a broker-dealer with the SEC and all states in which they conduct business for which registration is required and is a Member FINRA/SIPC.
•FinTrust Insurance and Benefits, Inc. is licensed as an insurance agency in all states in which they conduct business for which licensing is required. FinTrust Insurance and Benefits, Inc. was formed by the January 1, 2022 merger of FinTrust Capital Benefits, LLC into Seaside Insurance, Inc. Seaside Insurance, Inc. was renamed FinTrust Insurance and Benefits, Inc. following the merger.

Strategic Transactions - Acquisitions and Expansion

An element of our business strategy is to consider opportunities to expand into attractive markets in which we believe our operating model will be successful. We have entered new markets and expanded our product offerings both by establishing new branches and service locations and also by selective acquisitions of existing market participants. We have developed a number of commercial lending businesses organically, which provide local commercial real estate, middle market, senior living, renewable energy, builder finance and asset-based lending services. We generally seek acquisition partners that share a similar culture and commitment to customer service. Acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution to our book value may occur with any future transactions. Our goal is to maintain a reasonable earn-back period of any tangible book value dilution, using realistic growth and expense reduction assumptions, as well as to achieve an attractive return on investment. Our ability to engage in any potential acquisition will depend upon the review and approval from various bank regulatory authorities.

Client Concentration

Neither we nor any of our significant subsidiaries is dependent upon a single client or very few clients.

Calendar-Year Seasonality

We do not experience material seasonality; however, we do experience seasonal variation in certain revenues, expenses, and credit trends. Historically, these variations have somewhat increased certain expenses and diminished certain revenues in the commercial banking business, principally in the first quarter each year.

In addition, we experience seasonal variation in certain business efforts that affect our income and our asset and liability balances. Our mortgage and related title service businesses tend to be seasonally strong in the second and third quarters correlating with home buying trends. Our commercial lending businesses (including SBA and Navitas) tend to be seasonally weaker in the first quarter and seasonally stronger in the fourth quarter. In addition, our government deposit balances tend to be strongest in the third and fourth quarters correlating with their tax receipts.

Cyclicality

Banking

Financial services facilitate commercial and consumer economic activities in critical ways. As a result, in many ways, the performance of the financial services industry tends to reflect that of the economies it serves. As a result, our banking business is broadly and strongly dependent on the size and strength of the U.S. economy.

Generally, when the U.S. economy is in an expansionary phase of the business cycle, we experience loan growth, income from lending tends to rise (assuming static interest rates), credit losses tend to fall, and fee income tends to increase. In a contracting phase, those patterns tend to reverse. The impact of those factors on our operating results can be substantial, especially if they consistently move up or down at the same time.

Our banking business is crucially dependent on the level of interest rates, whether federal monetary policy is easing or tightening, and on the shape of the interest rate yield curve. These factors also are cyclical, and are related in complex ways with the business cycle mentioned above.

These factors, and their impacts on us, often are mixed rather than consistently positive or negative. For example, low interest rates reduce the interest income we earn, reduce our costs of funding, tend to stimulate economic activity and loan growth, and, through lower debt service, tend to ease financial pressure on clients, reducing default risk. If the yield curve remains relatively steep, with long-term interest rates noticeably higher than short rates, our net interest margin will tend not to be significantly compressed by the lower rate environment, since lower short rates will keep our deposit costs down while higher long rates will support the rates we can charge on lending. But if rates fall low enough (as they have in recent years), the yield curve will flatten and our margins will suffer. Moreover, the Federal Reserve tends to lower rates in response to, or to avoid, a weakening economy. Economic weakness tends to diminish client borrowing and other activities which benefit our performance.

Further information on these topics is presented: within Item 1A, Risk Factors in Risk from Economic Downturns and Changes, Risks Associated with Monetary Events, Liquidity and Funding Risks, and Interest Rate and Yield Curve Risks.

Mortgage Origination and Related Services

The strength of consumer mortgage lending activity in the United States impacts our mortgage origination and related services line of business. Mortgage lending activity is strongly linked to economic strength and interest rate cycles. Activity tends to be inversely related to prevailing mortgage rates: when rates are high, home-buying and refinancing decrease, and when rates are low, home-buying and refinancing increase. Moreover, expectations about near-term future mortgage rates can accelerate or delay those impacts, as borrowers rush to avoid future rate increases or wait for future rate decreases.

Human Resources Management

As of January 31, 2022, we had 2,921 full-time equivalent employees, compared to 2,406 at January 31, 2021. Those employees support our vision to follow the golden rule – to treat each other, and our customers, the way we would like to be treated. We believe that our ability to earn the trust of our customers and deliver exceptional customer service hinges on our culture, which in turn depends upon the dedication and engagement of our employees. When employees are dedicated and engaged, they take extra steps for our customers. We have a community bank mindset, empowering employees to make decisions at the local level, while arming our employees with the products, services, and centralized support of a larger institution. We are committed to attracting and retaining talented employees whose values align with our customer service mission, creating meaningful opportunities for training and advancement, and being an extraordinary place to work.

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

In 2020, to strengthen a sense of belonging for all employees, we formed our Diversity and Inclusion Council, called the “Power of U.” In addition to leadership provided by our Board and executive management, our Diversity and Inclusion Council is designed to recommend strategies, programs, and opportunities to foster diversity and inclusion. The Power of U is comprised of 14 members from across our geographical footprint and focuses on enhancing the Bank’s culture of teamwork, communication, and connection.

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

Benefits

We are committed to providing competitive compensation and benefits programs that reward employees for matching the right products with our customers’ needs, while also staying within our risk tolerance. We offer a variety of medical plans for our employees, including prescription drug coverage and a comprehensive dental plan. We also provide long-term disability coverage and life insurance for eligible employees. Our cafeteria plans, or reimbursement accounts, help our employees reduce the costs of medical and dependent care by allowing them to set aside pre-tax dollars. Employees are eligible to contribute to our 401(k) Retirement Plan beginning the first of the month following their date of employment. After one year of employment, employees may become eligible for a company match in an amount up to 5% of total salary.

Human Capital Response to COVID-19 Pandemic

We took significant measures to provide employees with a sense of safety, security and certainty in response to the COVID-19 pandemic. In 2020, we provided eligible employees with 80 hours of COVID-19 paid leave. We also provided reimbursement to eligible employees for certain childcare expenses resulting from the pandemic. We continued to provide these COVID-19 related benefits in 2021. To protect the health and safety of employees and customers and consistent with CDC, state and local guidance, we established social distancing, hygiene and environmental safety protocols for on-site workers at our branches and offices.

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

To encourage, support, and equip our rising leaders with relevant skills, we offer our Leadership Academy, an annual program for a selected group of individuals who exemplify the qualities of a next generation leader. The program is designed to empower emerging leaders with the knowledge and skills necessary to lead our Bank. Participants are selected annually for the multi-month program and engage in strategic projects, leadership and business development sessions, and executive and senior leadership roundtable mentoring. This is intended to allow our future leaders with the highest potential to enhance their knowledge and skills, grow in understanding of our culture and how we do business, and be challenged with assignments that strategically impact the Bank.

Employee Engagement Surveys

The Best Banks to Work For program, initiated in 2013 by American Banker and Best Companies Group, identifies and recognizes U.S. banks for outstanding employee satisfaction. We are honored to have been named one of American Banker’s 2021 Best Banks to Work For, an award we’ve received for five consecutive years. The Bank is one of only three of the top 50 banks on the list with over $15 billion in assets.

We believe that an engaged workforce is one of our most valuable assets in sustaining our success and that we are on this list because we listen to our employees and respond to their concerns. Every two years, we conduct an employee engagement survey, facilitated by a third party provider, to seek input and feedback from all of our employees across our entire footprint. Among other things, the survey asks employees to rate and comment on the Bank’s strategies and priorities, customer focus, operations, individual roles and responsibilities, competitiveness for compensation and benefits, work environment, and employee engagement. The survey includes questions that ask employees to score certain questions, as well as allowing employees to provide open-ended feedback responses.

The employee engagement survey results are reviewed and discussed by both executive management and our Board. Our leadership analyzes the survey feedback for areas of improvement, progress, and emphasis. Our leadership takes the survey feedback into account in developing and prioritizing the Bank’s strategic plans and initiatives. We also share an overview of the survey results with our employees and communicate the changes we make in response to the survey to meet our employees’ needs, to enhance our employees’ experience, and to continue to make our company an employer of choice.

We know employees want to work for companies that give back and, as an organization, we believe in the power of coming together for good. In 2020, we conducted our first community engagement survey, to seek input and feedback from all of our employees about volunteerism, community issues that are important to them, and how they would like to see us involved in the local communities that we serve. In 2021, as a result of the feedback we received, we created the Together for Good Council. This group of leaders helps to coordinate volunteer efforts, guide charitable giving, and lead each of our “Good Days” of service, which include Veteran’s Day, September 11th, and Martin Luther King Jr. Day. Through the Together for Good Council, we are continuing our efforts to enhance our community engagement initiatives and involvement with our local communities.

Competition

Our profitability depends principally on our ability to effectively compete in the markets in which we conduct business. We experience strong competition in all aspects of the businesses in which we engage from both bank and non-bank competitors. Broadly speaking, we compete with national banks, super-regional banks, smaller community banks, credit unions, non-traditional internet-based banks and insurance companies and agencies. We also compete with other financial intermediaries and investment alternatives such as mortgage companies, credit card issuers, leasing companies, finance companies, money market mutual funds, brokerage firms, governmental and corporate bond issuers, and other securities firms. Many of these non-bank competitors are not subject to the same regulatory oversight, which can provide them a competitive advantage in some instances. In many cases, our competitors have substantially greater resources and offer certain services that we are unable to provide to our customers.
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

Supervision and Regulation

Scope of this Section

This section describes certain material aspects of the regulatory framework applicable to banks and financial holding companies and their subsidiaries and to companies engaged in securities and insurance activities. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by express reference to each of the particular statutory and regulatory provisions, and you should refer to the full text of the statutes, regulations, and corresponding guidance for more information. These statutes and regulations are subject to change, and additional statutes, regulations, and corresponding guidance may be adopted. We are unable to predict these future changes or the effects, if any, that these changes could have on our business. Finally, investors should be aware that the regulatory framework governing banks and the financial services industry is intended primarily to protect depositors and the Deposit Insurance Fund – not to protect our Bank or our security holders.

Overview

The Holding Company

The Holding Company is a bank holding company and financial holding company within the meaning of the BHC Act and is registered with the Federal Reserve. We are subject to the regulation and supervision of, and to examination by, the Federal Reserve (under the BHC Act). We are required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require pursuant to the BHC Act.

Effective July 1, 2021, the Holding Company elected to become a financial holding company, which allows for engagement in a broader range of financial activities. A bank holding company that is not a financial holding company is limited to engaging in “banking” and activities found by the Federal Reserve to be “closely related to banking.” Eligible bank holding companies that elect to become financial holding companies may affiliate with securities firms and insurance companies and engage in activities that are “financial in nature.” “Financial” activities are broader in scope than those which are “closely related to banking.” See Financial Activities other than Banking in this Item.

The BHC Act requires every bank holding company to obtain the Federal Reserve’s prior approval before (1) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) acquiring all or substantially all of the assets of a bank; and (3) subject to certain exceptions, merging or consolidating with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company engaged in, non-banking activities. This prohibition does not apply to activities listed in the BHC Act or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve also may approve an application by a bank holding company to acquire a bank located outside the acquirer’s principal state of operations without regard to whether the transaction is prohibited under state law, although state law may still impose certain requirements. See Interstate Branching and Mergers in this Item for further information.

The Holding Company is an “affiliate” of the Bank under the Federal Reserve Act, which imposes certain restrictions on (1) loans by the Bank to the Holding Company, (2) investments in the stock or securities of the Holding Company by the Bank, (3) the Bank taking the stock or securities of an “affiliate” as collateral for loans by the Bank to a borrower and (4) the purchase of assets from the Holding Company by the Bank. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. See “Transactions with Affiliates” discussed below.

The Bank

United Community Bank, our most significant subsidiary, is a South Carolina state-chartered bank subject to the regulation and supervision of, and to examination by, the SCBFI. Effective July 1, 2021, the Bank moved its headquarters from Blairsville, Georgia to Greenville, South Carolina and became a South Carolina state-chartered bank subject to examination and reporting requirements of the SCBFI. Prior to that date, the Bank was a Georgia state-chartered bank subject to examination and reporting requirements of the GADBF. In addition to general supervision and examination powers, the SCBFI has the power to approve mergers with the Bank, the Bank’s issuance of preferred stock or capital notes, the establishment of branches, and many other corporate actions. We are not required to obtain the approval of the SCBFI prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the SCBFI’s approval prior to engaging in the acquisition of a South Carolina state-chartered bank or another South Carolina bank holding company.

The Bank is subject to examination and reporting requirements of the FDIC, the SCBFI and the CFPB. The financial statements and information contained herein have not been reviewed, or confirmed for accuracy or relevance, by the FDIC or any other regulator.

The Bank is insured by, and subject to regulation by, the FDIC and is subject to regulation in certain respects by the CFPB. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the interest that may be charged, limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank. In addition, several of the Bank’s subsidiaries are regulated separately, as discussed in Subsidiaries in this Item.

In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control money supply and credit availability in order to influence the economy. Also, the Bank and certain of its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit, leases or sales of property, or furnishing products or services.

Payment of Dividends

The Holding Company is a legal entity separate and distinct from the Bank and other subsidiaries. The Holding Company’s principal source of cash flow, including cash flow to pay dividends on our stock or to pay principal (including premium, if any) and interest on debt securities results from dividends paid to it by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends and other distributions by the Bank, as well as by the Holding Company to its shareholders.

During 2021 and 2020, the Bank paid cash dividends to the Holding Company of $217 million and $150 million, respectively. During 2019, no cash dividends were paid by the Bank to the Holding Company. The Holding Company declared quarterly cash dividends on its common stock in 2021, 2020 and 2019 totaling $0.78, $0.72 and $0.68 per share, respectively.

The Holding Company

Under Georgia corporate law, we are not permitted to pay cash dividends if, after giving effect to such payment, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus any amounts needed to satisfy any preferential rights if we were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, our Board must consider our current and prospective capital, liquidity, and other needs, including the needs of the Bank which we are obligated to support.

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

The Bank

As a South Carolina state-chartered bank, the Bank is permitted to pay a dividend of up to 100% of its current year earnings without requesting approval of the SCBFI, provided certain conditions are met. All other cash dividends require approval of the SCBFI. The application of those restrictions to the Bank is discussed in more detail in Note 1, Summary of Significant Accounting Policies, of Part II, Item 8. Financial Statements, which is incorporated into this Item 1 by reference.

Other Factors Affecting Dividends

If, in the opinion of the applicable regulatory authority, the Holding Company or the Bank are engaged in or about to engage in an unsafe or unsound practice (which, depending on the financial condition of the Holding Company or the Bank, could include the payment of dividends), such authority may require us or the Bank to cease and desist from that practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s or holding company’s capital base to an inadequate level would be an unsafe and unsound banking practice.

In addition, under the Federal Deposit Insurance Act, an FDIC-insured depository institution (such as the Bank) may not make any capital distributions, pay any management fees to its holding company, or pay any dividend if it is undercapitalized or if such payment would cause it to become undercapitalized.

The payment of dividends by the Holding Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines imposed by debt covenants. For example, as discussed under Capital Adequacy discussed below, our ability to pay dividends would be restricted if our capital ratios fell below minimum regulatory requirements plus a capital conservation buffer.

The Federal Reserve generally requires bank holding companies to pay dividends only out of current operating earnings. The Federal Reserve has released a supervisory letter advising, among other things, that a bank holding company should inform the Federal Reserve and should eliminate, defer, or significantly reduce its dividends if (i) the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the bank holding company’s prospective rate of earnings is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

Transactions with Affiliates

Federal banking laws restrict transactions between a bank and its affiliates, including a parent BHC. The Bank is subject to these restrictions, which include quantitative and qualitative limits on the amounts and types of transactions that may take place, including extensions of credit to affiliates, investments in the stock or securities of affiliates, purchases of assets from affiliates and certain other transactions with affiliates. These restrictions also require that credit transactions with affiliates be collateralized and that transactions with affiliates must be on terms substantially the same, or at least as favorable, as those prevailing at the time for comparable transactions with or involving nonaffiliated companies. In the absence of such comparable transactions, any transaction between banks and their affiliates must be on terms and under circumstances, including credit standards, which in good faith would be offered to or would apply to nonaffiliated companies. Generally, a bank’s covered transactions with any affiliate are limited to 10% of the bank’s capital stock and surplus and covered transactions with all affiliates are limited to 20% of the bank’s capital stock and surplus. The Dodd-Frank Act expanded the scope of these regulations, including by applying them to the credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. Federal banking laws also place similar restrictions on loans and other extensions of credit by FDIC-insured banks, such as the Bank, and their subsidiaries to their directors, executive officers, and principal shareholders.

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

Basel III Capital Standards

Federal financial industry regulators require that regulated financial institutions, including the Holding Company and the Bank maintain minimum capital levels. The capital requirements in the United States are based on international standards known as “Basel III.”, which require the following:

	Ratio Description	Minimum Capital	Minimum Capital Plus Capital Conservation Buffer
Risk-based ratios:
CET1 capital	Common Equity Tier 1 Capital to RWA	4.5%	7.0%
Tier 1 capital	Tier 1 Capital to RWA	6.0	8.5
Total capital	Total Capital to RWA	8.0	10.5
Leverage ratio	Tier 1 Capital divided by quarterly average assets net of goodwill, certain other intangible assets, and certain required deduction items	4.0	N/A

Tier 1 capital includes two components: CET1 capital and additional Tier 1 capital. The highest form of capital, CET1 capital, consists of common shareholders’ equity, excluding AOCI, intangible assets, net of associated net deferred tax liabilities, and disallowed deferred tax assets. Additional Tier 1 capital includes non-cumulative perpetual preferred stock.

Tier 2 capital includes the allowable portion of the ACL up to 1.25% of RWA as well as qualifying subordinated debt and trust preferred securities.

In addition, a banking organization must maintain a 2.5% capital conservation buffer on top of its minimum risk-based capital requirements in order to avoid restrictions on capital distributions or discretionary bonus payments to executives. This buffer must consist solely of Tier 1 Common Equity, but the buffer applies to all three risk-based measurements (CET1, Tier 1 capital and total capital).

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to certain restrictions on its business and in certain circumstances to the appointment of a conservator or receiver. See Prompt Corrective Action immediately below for additional information.

In addition, the Bank is required to have a capital structure that the SCBFI determines is adequate, based on SCBFI’s assessment of the Bank’s businesses and risks. The SCBFI may require the Bank to increase its capital, if found to be inadequate.

Prompt Corrective Action

Federal banking regulators must take “prompt corrective action” regarding FDIC-insured depository institutions that do not meet minimum capital requirements. For this purpose, insured depository institutions are divided into five capital categories, the specific regulatory requirements for which are set forth in the following table.

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

As of December 31, 2021, the Bank had sufficient capital to qualify as “well-capitalized” under the regulatory capital requirements discussed above. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. Institutions generally are not allowed to publicly disclose examination results.

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

Holding Company Structure and Support of Subsidiary Banks

Because we are a holding company, our right to participate in the assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors (including depositors in the case of the Bank) except to the extent that we may be a creditor with recognized claims against the subsidiary. In addition, depositors of a bank, and the FDIC as their subrogee, would be entitled to priority over the other creditors in the event of liquidation of the bank.

Under Federal Reserve policy, now codified in the Dodd-Frank Act, we are expected to act as a source of financial strength to, and to commit resources to support, the Bank. This support may be required at times even if, absent such Federal Reserve policy, we might not wish to provide it or have the resources to provide it. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Volcker Rule

The Volcker rule (1) generally prohibits banks from engaging in proprietary trading, which is engaging as principal (for the bank’s own account) in any purchase or sale of one or more of certain types of financial instruments, and (2) limits banks’ ability to invest in or sponsor hedge funds or private equity funds.

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

FDIC Insurance Assessments; Deposit Insurance Fund

The Bank’s deposits are insured by the FDIC up to $250,000 per depositor subject to applicable limitations through the Deposit Insurance Fund. As a result, the Bank must pay deposit insurance assessments to the FDIC. The FDIC imposes a risk-based deposit premium assessment system to determine assessments based on a number of factors to measure the risk each institution poses to the Deposit Insurance Fund. The assessment rate is applied to our total average assets less tangible equity. Under the current system, premiums are assessed quarterly and could increase if, for example, criticized loans and/or other higher risk assets increase or balance sheet liquidity decreases. Because the Bank exceeds $10 billion in assets, the FDIC uses a “scorecard” system to calculate our assessments. Key factors include: the institution’s risk category; whether the institution is deemed large and highly complex; whether the institution qualifies for an unsecured debt adjustment; and whether the institution is burdened with a brokered deposit adjustment. Other factors can impact the base against which the applicable rate is applied, including (for example) whether a net loss is realized. The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.

The FDIC may also terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Interchange Fee Restrictions

We are subject to regulations that severely cap interchange fees which the Bank may charge merchants for debit card transactions. These restrictions were required by a statutory provision known as the Durbin Amendment of the Dodd-Frank Act. In the Federal Reserve’s final rules implementing the Durbin Amendment, interchange fees for debit card transactions were capped at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. Another related rule also permits an additional $0.01 per transaction “fraud prevention adjustment” to the interchange fee if certain Federal Reserve standards are implemented, including an annual review of fraud prevention policies and procedures. With respect to network exclusivity and merchant routing restrictions, it is now required that all debit cards participate in at least two unaffiliated networks so that the transactions initiated using those debit cards will have at least two independent routing channels.

Incentive Compensation and Risk Management

In addition to the potential restrictions on discretionary bonus compensation under the Basel III rules, the federal bank regulatory agencies have issued guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an institution, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the institution’s board of directors. We operate a risk management process for assessing risk in incentive compensation plans.

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

The scope and content of federal bank regulatory agencies’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. In 2016 federal agencies proposed regulations which could significantly change the regulation of incentive compensation programs at financial institutions. The proposal would create four tiers of institutions based on asset size. Institutions in the top two tiers would be subject to rules much more detailed and proscriptive than are currently in effect. If interpreted aggressively by the regulators, the proposed rules could be used to prevent, as a practical matter, larger institutions from engaging in certain lines of business where substantial commission and bonus pool arrangements are the norm. In the 2016 proposal, the top two tiers included institutions with more than $50 billion of assets, which would not currently apply to us. Additionally, prompted by post-2016 legislation which significantly raised several statutory asset-size tiers, if this proposal were finalized today, the $50 billion floor might be raised significantly, allowing us to remain in the third tier for the foreseeable future. We cannot predict what final rules may be adopted, nor how they may be implemented and, therefore, it cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate our key employees.

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

Cross-Guarantee Liability

A depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC’s claim for damages is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. Currently the Bank is our only depository institution subsidiary. If we were to own or operate another depository institution, any loss suffered by the FDIC in respect of one subsidiary bank would likely result in assertion of the cross-guarantee provisions, the assessment of estimated losses against our other subsidiary bank(s), and a potential loss of our investment in our subsidiary banks.

Interstate Branching and Mergers

As previously mentioned, the Bank generally must have SCBFI’s approval to establish a new branch. For a new branch located outside of South Carolina, South Carolina law requires the Bank to comply with branching laws applicable to the state where the new branch will be located. Federal law allows the Bank to establish or acquire a branch in another state to the same extent as a bank chartered in that other state would be allowed to establish or acquire a branch in South Carolina.

For an interstate merger or acquisition: the acquiring bank must be well-capitalized and well-managed; concentration limits on liabilities and deposits may not be exceeded; regulators must assess the transaction for incremental systemic risk; and the acquiring bank must have at least “satisfactory” standing under the federal Community Reinvestment Act (discussed immediately below). Once a bank has established branches in a state through de novo or acquired branching or through an interstate merger transaction, the bank may then establish or acquire additional branches within that state to the same extent that a bank chartered in that state is allowed to establish or acquire branches within the state.

Community Reinvestment Act

The CRA requires each U.S. bank, consistent with safe and sound operation, to help meet the credit needs of each community where the bank accepts deposits, including low- and moderate-income communities. Federal banking regulators periodically assess the Bank for CRA compliance and that assessment is made public. The Bank’s low- and moderate-income community operations and activities traditionally are critical focal points in those assessments.

For purposes of CRA examinations, federal banking regulators rate each institution’s compliance with the CRA as “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” A CRA rating below “Satisfactory” can slow or halt a bank’s plans to expand by branching, acquisition, or merger, and can prevent a bank holding company from becoming a financial holding company. In its most recent CRA examination, the Bank received a “Satisfactory” rating.

The Federal Reserve, the OCC, and the FDIC recently have adopted revised CRA regulations based upon rules adopted jointly by the agencies in 1995. These rules were effective January 1, 2022.

Financial Activities other than Banking

Permitted Activities. Under the BHC Act, a bank holding company is generally permitted to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:
•banking or managing or controlling banks;
•furnishing services to or performing services for our subsidiaries; and
•any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:
•factoring accounts receivable;
•making, acquiring, brokering or servicing loans and usual related activities;
•leasing personal or real property;
•operating a non-bank depository institution, such as a savings association;
•trust company functions;
•financial and investment advisory activities;
•conducting discount securities brokerage activities;
•underwriting and dealing in government obligations and money market instruments;
•providing specified management consulting and counseling activities;
•performing selected data processing services and support services;
•acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and
•performing selected insurance underwriting activities.

Federal law generally allows financial holding companies broad authority to engage in activities that are financial in nature or incidental to a financial activity. These include: insurance underwriting and brokerage; merchant banking; securities underwriting, dealing, and market-making; real estate development; and such additional activities as the Federal Reserve in consultation with the Secretary of the Treasury determines to be financial in nature or incidental. A bank holding company may engage in these activities directly or through subsidiaries by qualifying as a “financial holding company.” To qualify as a financial holding company, a bank holding company must file an initial declaration with the Federal Reserve, certifying that all of its subsidiary depository institutions are well-managed and well-capitalized.

Federal law also permits banks to engage in certain of these activities through financial subsidiaries. To control or hold an interest in a financial subsidiary, a bank must meet the following requirements:
•The bank must receive approval from its primary federal regulator for the financial subsidiary to engage in the activities.
•The bank and its depository institution affiliates must each be well-capitalized and well-managed.
•The aggregate consolidated total assets of all of the bank’s financial subsidiaries must not exceed the lesser of: 45% of the bank’s consolidated total assets; or $50 billion (subject to indexing for inflation).
•The bank must have in place adequate policies and procedures to identify and manage financial and operational risks and to preserve the separate identities and limited liability of the bank and the financial subsidiary.
•If the bank is among the 100 largest banks, the bank must meet the long-term debt rating or alternative standards adopted by the Federal Reserve and the U.S. Secretary of the Treasury from time to time. If this fifth requirement ceases to be met after a bank controls or holds an interest in a financial subsidiary, the bank cannot invest additional capital in that subsidiary until the requirement again is met.

No new activity may be commenced unless the bank and all of its depository institution affiliates have at least “Satisfactory” CRA ratings. Certain restrictions apply if the bank holding company or the bank fails to continue to meet one or more of the requirements listed above. In addition, federal law contains a number of other provisions that may affect the Bank’s operations, including limitations on the use and disclosure to third parties of client information.

At December 31, 2021, we are a financial holding company and we have a number of financial subsidiaries, as discussed in Subsidiaries in this Item.

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

The GLB Act requires financial institutions to implement policies regarding the disclosure of non-public personal information about consumers to nonaffiliated third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic information and, except as otherwise required by law, prohibits disclosing such information except as provided in a banking subsidiary’s policies and procedures. The Bank has implemented a privacy policy.

States are also increasingly proposing or enacting legislation that relates to data privacy and data protection such as the California Consumer Privacy Act which went into effect on January 1, 2020. We continue to assess the requirements of such laws and proposed legislation and their applicability to us. Moreover, these laws, and proposed legislation, are still subject to revision or formal guidance and they may be interpreted or applied in a manner inconsistent with our understanding.

Like other lenders, the Bank and other of our subsidiaries use credit bureau data in their underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act, which regulates the reporting of information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on the Bank and its subsidiaries.

Anti-Money Laundering Initiatives, the USA Patriot Act and the Office of Foreign Asset Control

We are subject to federal laws that are designed to combat terrorist financing, money laundering and transactions with persons, companies or foreign governments sanctioned by the United States. These include the Bank Secrecy Act, the Money Laundering Control Act, the International Emergency Economic Powers Act and the Trading with the Enemy Act, as administered by the United States Treasury Department’s Office of Foreign Assets Control. These regulations obligate depositary institutions and broker-dealers to verify the identity of their customers, conduct customer due diligence, report on suspicious activity, file reports of transactions in currency and conduct enhanced due diligence on certain accounts. They also prohibit U.S. persons from engaging in transactions with certain designated restricted countries and persons. Depository institutions and broker-dealers are required by their federal regulators to maintain robust policies and procedures in order to ensure compliance with these obligations. .

Failure of a financial institution to maintain and implement adequate programs to combat terrorist financing, or to comply with all of the relevant laws or regulations, can lead to significant monetary penalties and could have other serious legal and reputational consequences for the institution. Federal regulators evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank merger, acquisition, restructuring, or other expansionary activity. There have been a number of significant enforcement actions by regulators, as well as state attorneys general and the Department of Justice, against banks, broker-dealers and non-bank financial institutions with respect to these laws and some have resulted in substantial penalties, including criminal pleas. Our Board has approved policies and procedures that it believes comply with these laws.

Depositor Preference

Federal law provides that deposits and certain claims for administrative expenses and associate compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the “liquidation or other resolution” of such an institution by any receiver.

Securities Regulation

Certain of our subsidiaries are subject to various securities laws and regulations and capital adequacy requirements promulgated by the regulatory and exchange authorities of the jurisdictions in which they operate.

Our registered broker-dealer subsidiaries are subject to the SEC’s net capital rule, Rule 15c3-1. That rule requires the maintenance of minimum net capital and limits the ability of the broker-dealer to transfer large amounts of capital to a parent company or affiliate. Compliance with the rule could limit operations that require intensive use of capital, such as underwriting and trading.

Certain of our subsidiaries are registered investment advisers which are regulated under the Investment Advisers Act of 1940. Advisory contracts with clients automatically terminate under these laws upon an assignment of the contract by the investment adviser unless appropriate consents are obtained.

Insurance Activities

Certain of our subsidiaries sell various types of insurance as agent in a number of states. Insurance activities are subject to regulation by the states in which such business is transacted. Although most of such regulation focuses on insurance companies and their insurance products, insurance agents and their activities are also subject to regulation by the states, including, among other things, licensing and marketing and sales practices.

Other Proposals

Federal and state legislators as well as regulatory agencies may introduce or enact new laws and rules, or amend existing laws and rules that may affect the regulation of United and its subsidiaries in substantial and unpredictable ways, and, if enacted, could increase or decrease the cost of doing business, limit or expand permissible activities or affect the industry’s competitive balance. We are not able to predict what, if any, legislative and regulatory changes affecting financial institutions will be enacted or implemented in the future, nor the impact that those actions will have upon us. Any such changes, however, could materially and adversely affect our business, financial condition and results of operations.

Source and Availability of Funds

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

ITEM 1A. RISK FACTORS

This Item outlines specific risks that could affect the ability of our various businesses to compete, change our risk profile or materially affect our financial condition or results of operations. Our operating environment continues to evolve and new risks continue to emerge. To address that challenge we have a risk management governance structure that oversees processes for monitoring evolving risks and oversees various initiatives designed to manage and control our potential exposure. This Item highlights risks that could affect us in material ways by causing future results to differ materially from past results, by causing future results to differ materially from current expectations, or by causing material changes in our financial condition. Some of these risks are interrelated and the occurrence of one or more of them may exacerbate the effect of others.

TRADITIONAL COMPETITION RISKS

We are subject to intense competition for clients and the nature of that competition is rapidly evolving.

Our primary areas of competition include: consumer and commercial deposits, commercial loans, consumer loans including home mortgages and lines of credit, financial planning and wealth management, fixed income products and services, and other consumer and commercial financial products and services. Our competitors in these areas include national, state and non-U.S. banks, credit unions, savings and loan associations, consumer finance companies, trust companies, mortgage banking firms, trust companies, securities brokerage firms, investment counseling firms, insurance companies and agencies, money market funds and other mutual funds, hedge funds and other financial services companies that serve in our markets. The emergence of non-traditional, disruptive service providers (see Industry Disruption section below) has intensified this competitive environment. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as check-cashing, automatic transfer and automatic payment systems and “peer-to-peer” lending in which investors provide debt financing and/or capital directly to borrowers. While traditional banks are subject to the same regulatory framework as we are, nonbanks experience a significantly different or reduced degree of regulation as well as lower cost structures. We may face a competitive disadvantage as a result of our smaller size, more limited geographic diversification and inability to spread costs across broader markets. Although we compete by concentrating marketing efforts in our primary markets with local advertisements, personal contacts and greater flexibility and responsiveness in working with local customers, customer loyalty can be easily influenced by a competitor’s new products and our strategy may or may not continue to be successful. Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability which, in turn, could have a material adverse effect on our business, financial condition and results of operations. We may also be affected by the marketplace loosening of credit underwriting standards and structures.

STRATEGIC AND MACRO RISKS
We may be unable to successfully implement our strategy to grow our commercial and consumer banking businesses.

Although our current strategy is expected to evolve as business conditions change, in 2022 our strategy is to continue to invest resources in our banking businesses and operations as we integrate the businesses and operations of FinTrust, Aquesta and Reliant and seek to exploit opportunities for cost and revenue synergies. Organic growth, including exploitation of revenue synergies, is expected to be coordinated with a focus on strong and stable returns on capital. Organically, we have enhanced our market share in our traditional banking markets with targeted hires and marketing, expanded into other southern U.S. markets with similar characteristics, and expanded with specialty commercial lending and private client banking. In the future, we expect to continue to nurture profitable organic growth. We may pursue acquisitions or strategic transactions if appropriate opportunities, within or outside of our current markets, present themselves.

Failure to achieve one or more key elements needed for successful business acquisitions could adversely affect our business and earnings.

We intend to continue to expand in our current markets and in select attractive new growth markets by opening additional branches and service locations and also through acquisitions of all or part of other financial institutions. These types of expansions involve additional risks, including:

•our ability to identify and expand into suitable markets;
•our ability to identify and acquire suitable sites for new branches and service locations; our ability to identify and execute potential acquisition targets;
•our ability to develop accurate estimates and judgments to evaluate asset values and credit, operations, management and market risks with respect to an acquired branch or institution, a new branch office or a new market;

•our ability to realize certain assumptions and estimates to preserve the expected financial benefits of the transaction;
•our ability to avoid the diversion of our management’s attention from existing operations during the negotiation of a transaction;
•our ability to manage successful entry into new markets where we have limited or no direct prior experience;
•our ability to obtain regulatory and other approvals, or obtain such approvals without restrictive conditions;
•our ability to integrate the acquired business’ operations, clients, and properties quickly and cost-effectively;
•our ability to manage cultural assimilation risks associated with growth through acquisitions, which can be an often-overlooked and often-critical failure point in mergers;
•our ability to combine the franchise values of businesses that we acquire with those of ours without significant loss from re-branding and other similar changes; or
•our ability to retain core clients and key associates.

Failure to achieve one or more key elements needed for successful organic growth could adversely affect our business and earnings.

We believe that the successful execution of organic growth depends upon a number of key elements, including:

•our ability to attract and retain clients in our banking market areas, particularly as we integrate FinTrust, Aquesta and Reliant;
•our ability to achieve and maintain growth in our earnings while pursuing new business opportunities;
•our ability to maintain a high level of client service while optimizing our physical branch count due to changing client demand, all while expanding our remote banking services and expanding or enhancing our information processing, technology, compliance, and other operational infrastructures effectively and efficiently;
•our ability to maintain loan quality in the context of significant loan growth;
•our ability to attract sufficient deposits and capital to fund anticipated loan growth;
•our ability to maintain adequate common equity and regulatory capital while managing the liquidity and capital requirements associated with growth, especially organic growth and cash-funded acquisitions;
•our ability to hire or retain adequate management personnel and systems to oversee and support such growth;
•our ability to implement additional policies, procedures and operating systems required to support our growth;
•our ability to manage effectively and efficiently the changes and adaptations necessitated by a complex, burdensome, and evolving regulatory environment

Although we have in place strategies designed to achieve those elements that are significant to us at present, our challenge is to execute those strategies and adjust them, or adopt new strategies, as conditions change.

INDUSTRY DISRUPTION
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
Through technological innovations and changes in client habits, the manner in which clients use financial services continues to change at a rapid pace.

We provide a large number of services remotely (online and mobile), and physical branch utilization has been in long-term decline throughout the industry for many years. Technology has helped us reduce costs and improve service, but also has weakened traditional geographic and relationship ties, and has allowed disruptors to enter traditional banking areas. Through digital marketing and service platforms, many banks are making client inroads unrelated to physical presence. This competitive risk is especially pronounced from the largest U.S. banks, and from online-only banks, due in part to the investments they are able to sustain in their digital platforms.

Companies as disparate as PayPal and Starbucks provide payment and exchange services which compete directly with banks in ways not possible traditionally. Recently, some government leaders have discussed having the U.S. Post Office offer banking services.

The nature of technology-driven disruption to our industry is changing, in some cases seeking to displace traditional financial service providers rather than merely enhance traditional services or their delivery.

A number of recent technologies have worked with the existing financial system and traditional banks, such as the evolution of ATM cards into debit/credit cards and the evolution of debit/credit cards into smart phones. These sorts of technologies often have expanded the market for banking services overall while siphoning a portion of the revenues from those services away from banks and disrupting prior methods of delivering those services. But some recent innovations may tend to replace traditional banks as financial service providers rather than merely augment those services. For example, companies which claim to offer applications and services based on artificial intelligence are beginning to compete much more directly with traditional financial services companies in areas involving personal advice, including high-margin services such as financial planning and wealth management. The low-cost, high-speed nature of these “robo-advisor” services can be especially attractive to younger, less-affluent clients and potential clients, as well as persons interested in “self-service” investment management. Other industry changes, such as zero-commission trading offered by certain large firms able to use trading as a loss-leader, may amplify this trend. Similarly, inventions based on blockchain technology eventually may be the foundation for greatly enhancing transactional security throughout the banking industry, but also eventually may reduce the need for banks as secure deposit-keepers and intermediaries.

OPERATIONAL RISKS
Fraud is a major, and increasing, operational risk for us and all banks.

Two traditional areas, deposit fraud (check kiting, wire fraud, etc.) and loan fraud, continue to be major sources of fraud attempts and loss. The sophistication and methods used to perpetrate fraud continue to evolve as technology changes. In addition to cybersecurity risk (discussed below), new technologies have made it easier for bad actors to obtain and use client personal information, mimic signatures and otherwise create false documents that look genuine. The industry fraud threat continues to evolve, including but not limited to card fraud, check fraud, social engineering and phishing attacks for identity theft and account takeover. Our anti-fraud measures are both preventive and, when necessary, responsive; however, some level of fraud loss is unavoidable, and the risk of a major loss cannot be eliminated.

Our ability to conduct and grow our businesses is dependent in part upon our ability to create, maintain, expand, and evolve an appropriate operational and organizational infrastructure, manage expenses, and recruit and retain personnel with the ability to manage a complex business.

Operational risk can arise in many ways, including: errors related to failed or inadequate physical, operational, information technology, or other processes; faulty or disabled computer or other technology systems; fraud, theft, physical security breaches, electronic data and related security breaches, or other criminal conduct by associates or third parties; and exposure to other external events. Inadequacies may present themselves in myriad ways. Actions taken to manage one risk may be ineffective against others. For example, information technology systems may be insufficiently redundant to withstand a fire, incursion, malware, or other major casualty, and they may be insufficiently adaptable to new business conditions or opportunities. Efforts to make systems more robust may make them less adaptable, and vice-versa. Also, our efforts to control expenses, which is a significant priority for us, increases our operational challenges as we strive to maintain client service and compliance at high quality and low cost.

A serious information technology security (cybersecurity) breach can cause significant damage and at the same time be difficult to detect even after it occurs.

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

Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks. Among other things, damage can occur due to outright theft or extortion of our funds, fraud or identity theft perpetrated on clients, or adverse publicity associated with a breach and its potential effects. Perpetrators potentially can be associates, clients, and certain vendors, all of whom legitimately have access to some portion of our systems, as well as outsiders with no legitimate access. These risks are heightened through the increasing use of digital and mobile solutions which allow for rapid money movement and increase the difficulty to detect and prevent fraudulent transactions. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches (including breaches of security of customer systems and networks) and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.

We rely on information technology and telecommunications systems and certain third-party service providers, the operational functions of which may experience disruptions that could adversely affect us and over which we may have limited or no control.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third-party accounting systems and mobile and online banking platforms. We outsource many of our major systems, such as data processing, loan servicing and deposit processing systems and online banking platforms. While we have selected these vendors carefully, we do not control their actions. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Financial or operational difficulties of a vendor could also damage our operations if those difficulties interfere with the vendor’s ability to serve us. Furthermore, our vendors could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third-party vendors could also create significant delay and expense. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewed loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. Our ability to recoup our losses may be limited legally or practically in many situations.

Our risk management framework may not be effective in mitigating risks and/or losses.

We have implemented a risk management framework to mitigate our risk and loss exposure. This framework is comprised of various processes, systems and strategies, and is designed to identify, measure, monitor, report and manage the types of risk to which we are subject, including, among others, credit risk, interest rate risk, liquidity risk, legal and regulatory risk, compliance risk, strategic risk, reputational risk and operational risk related to its employees, systems and vendors, among others. Any system of control and any system to reduce risk exposure, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met and will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to us. Additionally, instruments, systems and strategies used to hedge or otherwise manage exposure to various types of interest rate, price, legal and regulatory compliance, credit, liquidity, operational and business risks and enterprise-wide risk could be less effective than anticipated. As a result, we may not be able to effectively mitigate our risk exposures in particular market environments or against particular types of risk. If our risk management framework is not effective, we could suffer unexpected losses and become subject to litigation, negative regulatory consequences, or reputational damage among other adverse consequences, any of which could result in our business, financial condition, results of operations or prospects being materially adversely affected.

Competition for talent is substantial and increasing. Moreover, revenue growth in some business lines increasingly depends upon top talent.

In recent years the cost to us of hiring and retaining top revenue-producing talent has increased, and that trend is likely to continue. We have assembled a management team which has substantial background and experience in banking and financial services in our markets. Moreover, much of our organic loan growth in recent years was the result of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. We anticipate deploying a similar hiring strategy in the future. Additionally, operating our technology systems requires employees with specialized skills that are not readily available in the general employee candidate pool. Inability to retain these key personnel (including key personnel of the businesses we have acquired) or to continue to attract experienced lenders with established books of business could negatively affect our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. Moreover, the higher costs we must pay to hire and retain these experienced individuals could cause our noninterest expense levels to rise and negatively impact our results of operations.

RISKS FROM ECONOMIC DOWNTURNS AND CHANGES
Generally, in periods of economic volatility, our realized credit losses increase, demand for our products and services declines, and the credit quality of our loan portfolio declines.

Our success depends significantly upon local, national and global economic and political conditions, as well as governmental monetary policies and trade relations. Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. Unlike banks that are more geographically diversified, we are a regional bank that provides services to customers primarily in Georgia, South Carolina, North Carolina, Tennessee and Florida. The market conditions in these markets may be different from, and could be worse than, the economic conditions in the United States as a whole. Adverse changes in business and economic conditions generally or specifically in the markets in which we operate could affect our business, including causing one or more of the following negative developments:

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

RISKS ASSOCIATED WITH MONETARY EVENTS
The Federal Reserve has implemented significant economic strategies that have impacted interest rates, inflation, asset values, and the shape of the yield curve. These strategies have had, and will continue to have, a significant impact on our business and on many of our clients.

In response to the recession in 2008 and the following uneven recovery, the Federal Reserve implemented a series of domestic monetary initiatives designed to lower interest rates and make credit easier to obtain. The Federal Reserve changed course in 2015, raising interest rates several times through 2018. The last raise in 2018 was accompanied by a substantial and broad stock market decline. In 2019, the Federal Reserve began to lower interest rates. In 2020, in response to economic disruption associated with the COVID-19 pandemic, the Federal Reserve quickly reduced short-term interest rates to extremely low levels and acted to influence the markets to reduce long-term rates as well. In 2021, the Federal Reserve indicated that future actions would depend upon changes in economic data. In 2022, however, the Federal Reserve, in response to inflationary pressures, has indicated its intention to increase interest rates during 2022.

Federal Reserve strategies can, and often are intended to, affect the domestic money supply, inflation, interest rates, and the shape of the yield curve.

Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Among other things, easing strategies are intended to lower interest rates, expand the money supply, and stimulate economic activity, while tightening strategies are intended to increase interest rates, tighten the money supply, and restrain economic activity. Many external factors may interfere with the effects of these plans or cause them to be changed, sometimes quickly. Such factors include significant economic trends or events as well as significant international monetary policies and events. Such strategies also can affect the U.S. and world-wide financial systems in ways that may be difficult to predict. Risks associated with interest rates and the yield curve are discussed in this Item 1A under the caption Interest Rate and Yield Curve Risks.

REPUTATION RISKS
Our ability to conduct and grow our businesses, and to obtain and retain clients, is highly dependent upon external perceptions of our business practices and financial stability.

Our reputation is, therefore, a key asset for us. Reputation risk, or the risk to our earnings, liquidity and capital from negative public opinion, is inherent in our business. Our reputation is affected principally by our business practices and how those practices are perceived and understood by others. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, securities compliance, mergers and acquisitions, and disclosure, from sharing or inadequate protection of customer information and from actions taken by government regulators and community organizations in response to that conduct. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry generally or that relates to parties with whom we have important relationships. Because we conduct most of our business under the “United” brand, negative public opinion about one business could affect our other businesses.

CREDIT AND COUNTERPARTY RISK
We face the risk that our clients may not repay their loans or other obligations and that the realizable value of collateral may be insufficient to avoid a charge-off.

We also face risks that other counterparties, in a wide range of situations, may fail to honor their obligations to pay us. In our business some level of credit charge-offs is unavoidable and overall levels of credit charge-offs can vary substantially over time. Lending activities are inherently risky. When we lend money or commit to lend, we incur credit risk or the risk of loss if borrowers do not repay their loans or other credit obligations. Credit risk includes, among other things, the quality of our underwriting, the impact of changes in interest rates and changes in the economic conditions in the markets where we operate as well as across the United States.

When interest rates eventually rise, default risk will also likely rise.

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

Our credit risk and credit losses can increase if our loans become concentrated to borrowers engaged in the same or similar activities or to borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions. As of December 31, 2021, approximately 76% of our loan portfolio consisted of commercial loans, including commercial and industrial, equipment financing, commercial construction and commercial real estate mortgage loans. Our borrowers under these loans tend to be small to medium-sized businesses. These types of loans are typically larger than residential real estate loans or consumer loans. During periods of lower economic growth or challenging economic periods, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely affect our results of operations and financial condition. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

RISKS RELATED TO THE COVID-19 PANDEMIC
The COVID-19 pandemic has led to periods of significant volatility in financial, commodities (including oil and gas) and other markets, has adversely affected our ability to conduct normal business, has adversely affected our clients, and is likely to harm our businesses, financial condition and results of operations.

The ongoing COVID-19 pandemic has caused and will continue to cause significant disruption in the international and United States economies and financial markets and has had an adverse effect on our business and results of operations. The spread of COVID-19 has caused illness and death resulting in quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions, and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of the states in which we have branches, and most other states, periodically have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, including, among others, those in the hospitality (including hotels and lodging) and restaurant industries, and resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate. Moreover, beginning in 2020, the Federal Reserve lowered interest rates and started a “quantitative easing” program intended to lower longer-term interest rates and foster access to credit, which negatively affected and may continue to negatively affect our interest income and, therefore, earnings, financial condition, and results of operation.

Although we are taking precautions to protect the safety and well-being of our employees and customers, the unpredictability of the pandemic could result in any of the following:

•employees contracting COVID-19;
•reductions in operating effectiveness as employees work from home;
•a work stoppage, forced quarantine, or other interruption of our business, including sustained closures of our business locations;
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
•reduced consumer spending due to job losses, inflation and other effects directly or indirectly attributable to the pandemic;
•continued volatility in United States financial markets;
•continued volatile performance of our investment securities portfolio;

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

REGULATORY, LEGISLATIVE AND LEGAL RISKS
We are subject to a challenging regulatory environment that restricts our activities.

We operate in a heavily regulated industry. Our regulatory burdens, including both operating restrictions and ongoing compliance costs, are substantial. We are subject to many banking, deposit, insurance, securities brokerage and underwriting, and consumer lending regulations in addition to the rules applicable to all companies publicly traded in the U.S. securities markets. Failure to comply with applicable regulations could result in financial, structural, and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or limit our ability to pursue certain business opportunities. See Supervision and Regulation in Item 1 of this report, for additional information concerning financial industry regulations. Federal and state regulations significantly limit the types of activities in which we, as a financial institution, may engage. In addition, we are subject to a wide array of other regulations that govern other aspects of how we conduct our business, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities increasingly consider changing these regulations or adopting new ones. Such actions could further limit the amount of interest or fees we can charge, could further restrict our ability to collect loans or realize on collateral, could affect the terms or profitability of the products and services we offer, or could materially affect us in other ways. The following paragraphs highlight certain specific important risk areas related to regulatory matters currently. These paragraphs do not describe these risks exhaustively, and they do not describe all such risks that we face currently. Moreover, the importance of specific risks will grow or diminish as circumstances change.

We and the Bank both are required to maintain certain regulatory capital levels and ratios.

U.S. capital standards are discussed in Item 1 of this report under the caption Capital Adequacy. Pressures to maintain appropriate capital levels and address business needs in a changing economy could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could be dilutive or otherwise have an adverse effect on our shareholders. Such actions could include: reduction or elimination of dividends; the issuance of common or preferred stock, or securities convertible into stock; or the issuance of any class of stock having rights that are adverse to those of the holders of our existing classes of common or preferred stock. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make share repurchases or redemptions. Higher capital levels could also lower our return on equity. Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears: under the captions Capital Adequacy and Prompt Corrective Action in Item 1 of this report; under the caption “Capital Resources and Dividends” of Part II, Item 7. MD&A; and Note 21 Regulatory Matters, of Part II, Item 8. Financial Statements.

Political dysfunction and volatility within the federal government, both at the regulatory and Congressional level, creates significant potential for major and abrupt shifts in federal policy regarding bank regulation, taxes, and the economy, any of which could have significant impacts on our business and financial performance.

Certain of our operations and customers are dependent on the regular operation of the federal or state government or programs they administer For example, our SBA lending program depends on interaction with the SBA, an independent agency of the federal government. During a lapse in funding, such as has occurred during previous federal government “shutdowns”, the SBA may not be able to engage in such interaction. Similarly, loans we make through USDA lending programs may be delayed or adversely affected by lapses in funding for the USDA. In addition, customers who depend directly or indirectly on providing goods and services to federal or state governments or their agencies may reduce their business with us or delay repayment of loans due to lost or delayed revenue from those relationships. If funding for these lending programs or federal spending generally is reduced as part of the appropriations process or by administrative decision, demand for our services may be reduced. Any of these developments could have a material adverse effect on our financial condition, results of operations or liquidity.

Legal disputes are an unavoidable part of business, and the outcome of pending or threatened litigation cannot be predicted with any certainty.

We face the risk of litigation from clients, associates, vendors, contractual parties, and other persons, either singly or in class actions, and from federal or state regulators. We manage those risks through internal controls, personnel training, insurance, litigation management, our compliance and ethics processes, and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with any certainty. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects.

Data privacy is becoming a major political concern. The laws governing it are new, and are likely to evolve and expand.

Many non-regulated, non-banking companies have gathered large amounts of personal details about millions of people, and have the ability to analyze that data and act on that analysis very quickly. This situation has prompted governmental responses. Two prominent responses are the European Union General Data Protection Regulation and the California Consumer Privacy Act. Neither is a banking industry regulation, but both apply to banks in relation to certain clients. Further general regulation to protect data privacy appears likely, and banking industry regulations might be enlarged as well.

LIQUIDITY AND FUNDING RISK

Liquidity is essential to our business model and a lack of liquidity, or an increase in the cost of liquidity could materially impair our ability to fund our operations and jeopardize our results of operation, financial condition and cash flows.

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Liquidity risk arises from the possibility that we may be unable to satisfy current or future funding requirements and needs.

Deposit levels may be affected by several factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions and other factors. Loan repayments are a relatively stable source of funds but are subject to the borrowers’ ability to repay loans, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans generally are not readily convertible to cash.

From time to time, if deposits and loan payments are not sufficient to meet our needs, we may be required to rely on secondary sources of liquidity to meet growth in loans, deposit withdrawal demands or otherwise fund operations. Such secondary sources include FHLB advances, brokered deposits, secured and unsecured federal funds lines of credit from correspondent banks, Federal Reserve borrowings and/or accessing the equity or debt capital markets. The availability of these secondary funding sources is subject to broad economic conditions, to regulation and to investor assessment of our financial strength and, as such, the cost of funds may fluctuate significantly and/or the availability of such funds may be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. Additionally, if we fail to remain “well-capitalized” our ability to utilize brokered deposits may be restricted. We have somewhat similar risks to the extent high balance core deposits exceed the amount of deposit insurance coverage available.

We anticipate we will continue to rely primarily on deposits, loan repayments, and cash flows from our investment securities to provide liquidity. Additionally, when necessary, the secondary sources of borrowed funds described above will be used to augment our primary funding sources. An inability to maintain or raise funds (including the inability to access secondary funding sources) in amounts necessary to meet our liquidity needs would have a substantial negative effect, individually or collectively, on our liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. For example, factors that could detrimentally impact our access to liquidity sources include our financial results, a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, a reduction in our credit rating, any damage to our reputation, counterparty availability, changes in the activities of our business partners, changes affecting our loan portfolio or other assets, or any other event that could cause a decrease in depositor or investor confidence in our creditworthiness and business. Our access to liquidity could also be impaired by factors that are not specific to us, such as general business conditions, interest rate fluctuations, severe volatility or disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, or legal, regulatory, accounting, and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies and financial markets as well as the policies and capabilities of the U.S. government and its agencies, and may remain or become increasingly difficult due to economic and other factors beyond our control. Any such event or failure to manage our liquidity effectively could affect our competitive position, increase our borrowing costs and the interest rates we pay on deposits, limit our access to the capital markets and have a material adverse effect on our results of operations or financial condition. Changes associated with LIBOR also may impact our funding ability; see Interest Rate and Yield Curve Risks below.

INTEREST RATE AND YIELD CURVE RISKS
We are subject to interest rate risk because a significant portion of our business involves borrowing and lending money, and investing in financial instruments.

A considerable amount of our profitability is dependent on net interest income, which is the difference between interest income earned on loans, leases and investment securities and interest expense paid on deposits, other borrowings, senior debt and subordinated notes. The absolute level of interest rates as well as changes in interest rates, including changes to the shape of the yield curve, may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense. In a period of changing interest rates, interest expense may increase at different rates than the interest earned on assets, impacting our net interest income. Interest rate fluctuations are caused by many factors which, for the most part, are not under our control. For example, national monetary policy implemented by the Federal Reserve plays a significant role in the determination of interest rates. Additionally, competitor pricing and the resulting negotiations that occur with our customers also impact the rates we collect on loans and the rates we pay on deposits.

Because of significant competitive pressures in our markets and the negative impact of these pressures on our deposit and loan pricing, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to benchmark rates (which are at relatively low levels as a result of macroeconomic conditions), our net interest margin may be negatively impacted if these short-term rates remain at their low levels or decrease further. However, if short-term interest rates rise, our results of operations may also be negatively impacted if we are unable to increase the rates we charge on loans or earn on our investment securities in excess of the increases we must pay on deposits and our other funding sources. As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be negatively affected.

We have historically entered into certain hedging transactions including interest rate swaps, which are designed to lessen elements of our interest rate exposure. If interest rates do not change in the manner anticipated, such transactions may not be effective and our results of operations may be adversely affected.

A flat or inverted yield curve may reduce our net interest margin and adversely affect our loan and investment portfolios.

The yield curve is a reflection of interest rates applicable to short and long-term debt. The yield curve is steep when short-term rates are much lower than long-term rates; it is flat when short-term rates and long-term rates are nearly the same; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve is usually upward sloping (higher rates for longer terms). However, the yield curve can be relatively flat or inverted (downward sloping), which has happened several times in the past few years. A flat or inverted yield curve, which tends to decrease net interest margin, would adversely impact our lending businesses and investment portfolio.

We appear to be at the extreme “easing” end of the spectrum in terms of interest rate policy, with “tightening” expected to resume in 2022; the uncertainties of the magnitude and timing of future rate actions, however, could adversely affect us.

The Federal Reserve eased substantially in 2020 in response to the COVID pandemic. In addition, the Fed has provided other stimulus through open-market purchases of various bond asset classes and the introduction of several liquidity facilities. As a result, rates cannot move much lower without becoming negative. The Federal Reserve, consistent with long-term goals, seems determined to begin normalizing rates in response to inflation, as well as significant and sustained economic improvement and improved employment. We cannot predict when those conditions will exist. Meanwhile, we believe that the current low-rate, low-margin environment will continue for the immediate future but not beyond 2022. See Risks Associated with Monetary Events within this section of the Report for additional information.

The discontinuance of LIBOR as a viable benchmark rate may adversely affect our business and our operating results.

LIBOR and certain other “benchmarks” are the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. Our floating-rate funding, certain hedging transactions and certain of the products that we offer, such as floating-rate loans and mortgages, determine their applicable interest rate or payment amount by reference to a benchmark rate, such as LIBOR, SOFR, the prime rate or the federal funds rate. In July 2017, the Chief Executive of the FCA announced that the FCA intended to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. This announcement indicated that the continuation of LIBOR on the then current basis could not and would not be guaranteed after 2021.

On March 5, 2021, the FCA announced future cessation or non-representativeness of 35 LIBOR benchmark settings – for instruments denominated in U.S. dollars:

•the cessation date for 1 week and 2-month LIBOR was December 31, 2021; and
•the cessation date for all other LIBOR tenors (overnight, 1-month, 3-month, 6-month and 12-month) is June 30, 2023.

The Federal Reserve, FDIC and Comptroller of the Currency have issued supervisory guidance for banks to cease using USD LIBOR as a reference rate as soon as possible and in any event on or before December 31, 2021. Certain transactions dealing with pre-2022 transactions (e.g., hedging prior LIBOR exposures) were permitted. “New contracts”, however, were not. A “new contract” is one that creates additional LIBOR exposure or extends the terms of an existing LIBOR contract. Draws under existing contracts, such as a committed credit facility, would not be viewed as a “new contract.” Since December 31, 2021, we have primarily used SOFR and BSBY as our floating rate index alternatives, which are published by the Federal Reserve Bank of New York and Bloomberg, respectively.

Although we are currently unable to fully assess the ultimate impact of the transition from LIBOR, the market transition away from LIBOR to an alternative reference rate is complex and the failure to adequately manage the transition could have a range of material adverse effects on our business, financial condition and results of operations, including the potential to:

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

The manner and impact of this transition, as well as the effect of these developments on our funding costs, loan and investment portfolios, asset-liability management and business, is uncertain.

ACCOUNTING AND TAX RISKS
The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make significant assumptions, estimates and judgments that affect the financial statements.

Management must make significant assumptions and estimates and exercise significant judgment in selecting and applying accounting and reporting policies. In some cases, management must select a policy from two or more alternatives, any of which may be reasonable under the circumstances, which may result in reporting materially different results than would have been reported under a different alternative. The estimate that is consistently one of our most critical is the level of the allowance for credit losses. However, other estimates can be highly significant at discrete times or during periods of varying length, for example the valuation (or impairment) of our deferred tax assets. Estimates are made at specific points in time. As actual events unfold, estimates are adjusted accordingly. Due to the inherent nature of these estimates, it is possible that, at some time in the future, we may significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the provided allowance, or we may recognize a significant provision for impairment of assets, or we may make some other adjustment that will differ materially from the estimates that we make today. Moreover, in some cases, especially concerning litigation and other contingency matters where critical information is inadequate, often we are unable to make estimates until fairly late in a lengthy process.

In addition, changes in accounting standards or interpretations could impact our reported earnings and financial condition.

The accounting standard setters, including the FASB, the SEC and other regulatory agencies, periodically change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. For additional information, refer to Note 2 to our consolidated financial statements contained in this Report. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, which would result in the recasting of our prior period financial statements.

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

Our internal controls and procedures may fail or be circumvented.

Maintaining and adapting our internal controls over financial reporting, disclosure controls and procedures and effective corporate governance policies and procedures (“controls and procedures”) is expensive and requires significant management attention. Moreover, as we continue to grow, our controls and procedures may become more complex and require additional resources to ensure they remain effective amid dynamic regulatory and other guidance. Failure to implement effective controls and procedures or circumvention of our controls and procedures could harm our business, results of operations and financial condition or cause us to fail to meet our public reporting obligations.

GEOGRAPHIC RISKS
We are subject to risks of operating in various jurisdictions.

Our success is also influenced heavily by population growth, income levels, loans and deposits and on stability in real estate values in our markets. To a significant degree our banking business is exposed to economic, regulatory, natural disaster, and other risks that primarily impact the south-eastern and south-central U.S. states where we do most of our traditional banking business. If those regions of the U.S. did not grow or were to experience adversity not shared by other parts of the country, we are likely to experience adversity to a degree not shared by those competitors which have a broader or different regional footprint. Examples of these kinds of risks include: hurricanes in Florida and the Carolina coasts; a major change in health insurance laws affecting the many healthcare companies in middle Tennessee; and automotive industry plant closures. If market and economic conditions deteriorate, this may lead to valuation adjustments on our loan portfolio and losses on defaulted loans and on the sale of other real estate owned. Additionally, such adverse economic conditions in our market areas, specifically decreases in real estate property values due to the nature of our loan portfolio, the majority of which is secured by real estate, could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. We are less able than larger institutions to spread the risks of unfavorable local economic conditions across a larger number of more diverse economies.

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

STOCK HOLDING AND GOVERNANCE RISKS

The inability of our subsidiaries to declare and pay dividends or other distributions to the Holding Company could adversely affect its liquidity and ability to declare and pay dividends.

While our Board, since 2013, has approved the payment of a quarterly cash dividend on our common stock, there can be no assurance whether or when we may pay dividends in the future. Future dividends, if any, will be declared and paid at the Board’s discretion and will depend on a number of factors including, among others, asset quality, earnings performance, liquidity and capital requirements. Our principal source of funds used to pay cash dividends on our common and preferred stock is dividends that we receive from the Bank. As a South Carolina state-chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay, as described under “Supervision and Regulation - Payment of Dividends” in Part I, Item 1 of this Report. The federal banking agencies have also issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current earnings. The Federal Reserve may also prevent the payment of a dividend by the Bank if it determines that the payment would be an unsafe and unsound banking practice. The Holding Company and the Bank must also maintain the CET1 capital conservation buffer of 2.5% to avoid becoming subject to restrictions on capital distributions, including dividends. If the Bank is not permitted to pay cash dividends to the Holding Company, it is unlikely that we would be able to continue to pay dividends on our common stock or to pay interest on our indebtedness.

Holders of our indebtedness and of depositary shares related to our Series I preferred stock have rights that are senior to those of our common shareholders.

At December 31, 2021, we had outstanding senior debentures, subordinated debentures, trust preferred securities and accompanying subordinated debentures and preferred stock totaling $344 million. Payments of the principal and interest on the senior debentures, subordinated debentures and the subordinated debentures accompanying the trust preferred securities and dividends on the preferred stock are senior to payments with respect to shares of our common stock. We also conditionally guarantee payments of the principal and interest on the trust preferred securities. As a result, we must make payments on these debt instruments (including the related trust preferred securities) and preferred shares before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debt and preferred shares must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the subordinated debentures related to the trust preferred securities (and the related guarantee of payments on the trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock. If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on the subordinated debentures related to the trust preferred securities (and the related guarantee of payments on the trust preferred securities).

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

The trading volume in our common stock on Nasdaq has been relatively low when compared with larger companies listed on the Nasdaq or other stock exchanges. For 2021, our average daily trading volume was 472,740. Although we have experienced increased liquidity in our stock, we cannot say with any certainty that a more active and liquid trading market for our common stock will continue to develop. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.

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

Our stockholders may suffer dilution if we raise capital through public or private equity financings to fund our operations, to increase our capital, or to expand.

If we raise funds by issuing equity securities or instruments that are convertible into equity securities, the percentage ownership of our current common stockholders will be reduced, the new equity securities may have rights and preferences superior to those of our common or outstanding preferred stock, and additional issuances could be at a sales price which is dilutive to current stockholders. We may issue or be required to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock in order to maintain capital at desired or regulatory-required levels. We could also issue additional equity securities directly as consideration in acquisitions of other financial institutions or other investments that we may make that would be dilutive to stockholders in terms of voting power and share-of-ownership, and could be dilutive financially or economically.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our executive offices are located at 125 Highway 515 East, Blairsville, Georgia and 2 West Washington Street, Suite 700, Greenville, South Carolina. We own our executive office in Blairsville, Georgia and lease our executive office in Greenville, South Carolina. As of December 31, 2021, we provided services or performed operational functions at 204 locations. We own or lease no single physical property that we consider to be materially important to our financial condition or results from operations. Our retail branches, loan and mortgage production offices and wealth management offices remain important to our ability to deliver financial services to a large portion of our clients. For many years, branch usage by clients has slowly declined, and for many years we have slowly consolidated branch locations in response to changing utilization patterns. We expect that long-term trend to continue. We consider our properties to be suitable and adequate for operating our banking business. Notes 7 and 13 to our consolidated financial statements include additional information regarding investments in premises and equipment and leased properties.

ITEM 3.    LEGAL PROCEEDINGS

In the ordinary course of operations, we are parties to various legal proceedings and periodic regulatory examinations and investigations. There are no material pending legal proceedings to which we or any of our properties are subject.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR UNITED’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock. United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. At January 31, 2022, there were 10,210 record shareholders of United’s common stock.

Dividends. Our Board declared quarterly cash dividends totaling $0.78 and $0.72 per share on our common stock in 2021 and 2020, respectively. We currently intend to continue to pay comparable quarterly cash dividends on our common stock, subject to approval by our Board, although we may elect not to pay dividends or to change the amount of such dividends. The payment of dividends is a decision of our Board based upon then-existing circumstances, including our rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant.

Additional information regarding dividends is included in this Report in Note 21 to our consolidated financial statements in Part II Item 8 Financial Statements and Supplementary Data, under the heading of “Supervision and Regulation” in Part I Item 1. Business and under the heading “Capital Resources and Dividends” in Part II, Item 7. MD&A.

Share Repurchases. We made no common stock repurchases during the fourth quarter of 2021. In November 2021, our Board re-authorized the existing common stock repurchase plan to allow the repurchase of up to $50 million of our common stock. The program is scheduled to expire on the earlier of the repurchase of our common stock having an aggregate purchase price of $50 million or December 31, 2022. Under the program, shares may be repurchased in open market transactions at prevailing market prices or in privately negotiated transactions, from time to time, or by other means in accordance with federal securities laws, and the program may be suspended or discontinued at any time without notice. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, and applicable legal requirements. Repurchased shares will become treasury shares and may be utilized for general corporate purposes.

Performance Graph. Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return on the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Bank Stocks Index for the five-year period commencing December 31, 2016 and ending on December 31, 2021. The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the performance graphs by reference therein.

# FIVE YEAR CUMULATIVE TOTAL RETURNS*
# COMPARISON OF UNITED COMMUNITY BANKS, INC., NASDAQ STOCK MARKET (U.S.) INDEX AND NASDAQ BANK INDEX
## As of December 31

300
250
200
150
100
50
Dollars
2016
2017
2018
2019
2020
2021
United Community Banks, Inc.
Nasdaq Stock Market (U.S.) Index
Nasdaq Bank Index

	Cumulative Total Return*
	2016	2017	2018	2019	2020	2021
United Community Banks, Inc.	$100	$96	$75	$111	$105	$136
Nasdaq Stock Market (U.S.) Index	100	128	123	167	239	291
Nasdaq Bank Index	100	104	85	103	92	129

*     Assumes $100 invested on December 31, 2016 in our common stock and above noted indexes. Total return includes reinvestment of dividends at the closing stock price of the common stock on the dividend payment date and the closing values of stock and indexes as of December 31 of each year.

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes. The discussion of the components of our results of operations focuses on financial trends and events occurring between 2020 and 2021.

For additional information related to financial trends between 2020 and 2019 please see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 25, 2021, which information under that caption is incorporated herein by this reference. Historical results of operations are not necessarily predictive of future results.

GAAP Reconciliation and Explanation

This Report contains financial information determined by methods other than in accordance with GAAP. Such non-GAAP financial information includes the following measures: “tangible book value per common share” and “tangible common equity to tangible assets.” In addition, management presents non-GAAP operating performance measures, which exclude merger-related and other items that are not part of our core business operations. Operating performance measures include “noninterest expenses – operating,” “net income – operating,” “diluted net income per common share – operating,” “return on common equity – operating,” “return on tangible common equity – operating,” “return on assets – operating” and “efficiency ratio – operating.” Management has developed internal processes and procedures to accurately capture and account for merger-related and other charges and those charges are reviewed with the audit committee of our Board each quarter. Management uses these non-GAAP measures because it believes they may provide useful supplemental information for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP measures may also provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as a comparison to financial results for prior periods. These non-GAAP measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP and are not necessarily comparable to other similarly titled measures used by other companies. To the extent applicable, reconciliations of these non-GAAP measures to the most directly comparable measures as reported in accordance with GAAP are included in Table 1 of MD&A.

Overview

We offer a wide array of commercial and consumer banking services and investment advisory services, which as of December 31, 2021 was comprised of a 171 branch network located throughout Georgia, South Carolina, North Carolina, Tennessee and Florida. We have grown organically as well as through strategic acquisitions. At December 31, 2021, we had consolidated total assets of $20.9 billion and 2,553 full-time equivalent employees.

Effective July 1, 2021, the Bank moved its headquarters from Blairsville, Georgia to Greenville, South Carolina and became a South Carolina state-chartered bank subject to examination and reporting requirements of the SCBFI. Prior to that, the Bank was a Georgia state-chartered bank subject to examination and reporting requirements of the GADBF. Also effective July 1, 2021, the Holding Company, which remains headquartered in Blairsville, Georgia, elected to become a financial holding company, which allows us to engage in a broader range of financial activities. Neither of these changes had a material impact on our operations.

Recent Developments

Mergers and Acquisitions
In the past two years, we have continued to expand through acquisitions as follows:
•On October 1, 2021, we acquired Aquesta, a bank headquartered in Cornelius, North Carolina. Aquesta’s high-touch customer service is delivered to retail and business customers through a network of branches primarily located in the Charlotte metropolitan area. We acquired total assets of $756 million, including $498 million in loans, and we assumed $658 million in deposits as of the acquisition date.
•On July 6, 2021, we acquired FinTrust, an investment advisory firm headquartered in Greenville, South Carolina, with additional locations in Anderson, South Carolina, and Athens and Macon, Georgia. The firm provides wealth and investment management services to individuals and institutions within its markets, which expands our Wealth Management division. As of December 31, 2021, FinTrust had assets under management of $2.19 billion.
•On July 1, 2020, we acquired Three Shores including its wholly-owned banking subsidiary, Seaside, headquartered in Orlando, Florida. Seaside was a premier commercial lender with a strong wealth management platform, Seaside Wealth

Management, and operated a 14-branch network located in key Florida metropolitan markets. We acquired total assets of $2.13 billion, including $1.43 billion in loans, and assumed $1.80 billion of deposits as of the acquisition date.
Subsequent to year-end, on January 1, 2022 we acquired Reliant, a bank headquartered in Brentwood, Tennessee, a suburb of Nashville, Tennessee. Reliant operates a 25 branch network in Tennessee, located primarily in the Nashville, Clarksville and Chattanooga metropolitan areas. It also has a manufactured housing finance group based in Knoxville. As of December 31, 2021, Reliant reported total assets of $3.00 billion, including loans of $2.38 billion, and deposits of $2.50 billion.
The acquired entities’ results are included in our consolidated results beginning on the respective acquisition dates. We continue to evaluate potential transactions as opportunities arise.

COVID-19
We continue to monitor the impact of the COVID-19 pandemic on our business and to offer assistance to our customers affected by its economic effects, through our participation in the CARES Act and PPP loan program. Loans with active COVID-19 payment deferrals have decreased by 96% since December 31, 2020, with $2.55 million outstanding at December 31, 2021.

LIBOR and Other Benchmark Rates

As previously disclosed, to facilitate an orderly transition from Interbank Offered Rates (“IBORs”) and other benchmark rates to alternative reference rates (“ARRs”), we have established an enterprise-wide program to identify, assess and monitor risks associated with the expected discontinuation or unavailability of benchmarks, including LIBOR. As part of this program, we continue to identify, assess and monitor risks associated with the expected discontinuation or unavailability of LIBOR and other benchmarks, and evaluate and address documentation and contractual mechanics of outstanding IBOR-based products and contracts that mature after 2021 and new and potential future ARR-based products and contracts to achieve operational readiness. This program includes active involvement of senior management and regular reports to the Enterprise Risk Committee. The program is structured to address the industry and regulatory engagement, client and financial contract changes, internal and external communications, technology and operations modifications, introduction of new products, migration of existing clients, and program strategy and governance. As the markets for ARRs continue to grow, we continue to monitor the development and usage of ARRs, including SOFR and BSBY. For more information on the expected replacement of LIBOR and other benchmark rates, see Part I, Item 1A. Risk Factors – Interest Rate and Yield Curve Risks of this Report.

Results of Operations
We reported net income of $270 million and net income - operating (non-GAAP) of $281 million in 2021. Net income - operating excludes merger related and other charges, which consists mostly of acquisition and branch closure costs. The following highlights the primary drivers of the increase in net income for 2021:
•We recorded a negative provision for credit losses of $37.6 million compared to provision expense of $80.4 million. The negative provision was mostly driven by a more favorable economic forecast as the state of the COVID-19 pandemic improved. The provision for 2020 included the combined impact of the transition of our allowance for credit losses methodology from incurred loss to CECL and the negative impact of the strained economic forecast due to the COVID-19 pandemic on our CECL model.
•Net interest revenue increased $47.3 million, which, in addition to loan growth, reflects the impact of deposit growth and the low interest rate environment on our net interest margin. During 2021, we further reduced our deposit interest rates and deployed surplus liquidity into our investment securities portfolio. Additionally, as a result of PPP loan forgiveness, accelerated recognition of related deferred fees and interest provided $7.05 million more in interest income on PPP loans compared to 2020. However, this was partially offset by a decrease in purchased loan accretion of $4.55 million compared to 2020.
•Noninterest income for 2021 was stable compared to 2020, which is the net result of several factors including an increase in wealth management fees, higher gains on other loan sales and other investments and a decrease in mortgage loan gains and related fees. The increase in wealth management fees mostly reflects the addition of FinTrust and a full year of fees from Seaside Wealth Management. The decrease in mortgage loan gains and fees is primarily volume driven as the robust demand for mortgage originations and refinances started to wane during the second half of 2021. See Tables 4 through 6 of MD&A for further detail on noninterest income.

•Noninterest expenses increased $28.7 million, or 8%, compared to 2020. Most notably, salaries and employee benefits increased $17.4 million primarily due to growth in our employee base from acquisitions, higher commissions, incentives and bonuses reflecting strong performance during the year, offset by higher deferred loan origination costs from high loan production. Merger-related and other charges were up $6.95 million compared to 2020 reflective of our acquisition activity during 2021 and the Aquesta systems conversion completed during the fourth quarter of 2021. These increases were offset by a reduction of $9.29 million in advertising and public relations expense as 2020 included $10.0 million in contributions to establish our Foundation. See Table 7 of MD&A for further detail on noninterest expense.

Critical Accounting Estimates

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

Certain policies inherently have a greater reliance on the use of estimates, assumptions or judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the determination of our ACL and fair value measurements to be the accounting areas that require the most subjective or complex judgments, estimates and assumptions, and where changes in those judgments, estimates and assumptions (based on new or additional information, changes in the economic climate and/or market interest rates, etc.) could have a significant effect on our financial statements. Therefore, we consider these policies, discussed below, to be critical accounting estimates and discuss them directly with the Audit Committee of our Board.

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

There are many factors affecting the ACL; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all the potential factors that could potentially result in credit losses, the process includes subjective elements and is susceptible to significant change. To the extent actual outcomes are worse than management estimates, additional provision for credit losses could be required that could adversely affect our earnings or financial position in future periods.

Additional information on the loan portfolio and ACL can be found in the sections of MD&A titled “Asset Quality and Risk Elements” and “Nonperforming Assets.” Note 1 to the consolidated financial statements includes additional information on accounting policies related to the ACL.

Fair Value Measurements

At December 31, 2021, the percentage of our total assets measured at fair value on a recurring basis was 22%. See Note 14 “Fair Value Measurements” in the consolidated financial statements herein for additional disclosures regarding the fair value of our assets and liabilities, including a description of the fair value hierarchy.

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

The fair values for AFS and HTM securities are generally based upon quoted market prices or observable market prices for similar instruments. Management utilizes a third-party pricing service to assist with determining the fair value of our securities portfolio. The pricing service uses observable inputs when available including benchmark yields, reported trades, broker-dealer quotes, issuer spreads, benchmark securities, bids and offers. These values take into account recent market activity as well as other market observable data such as interest rate, spread and prepayment information. When market observable data is not available, which generally occurs due to the lack of liquidity for certain securities, the valuation of the security is subjective and may involve substantial judgment by management.

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

As of December 31, 2021, we had level 3 assets, those valued using unobservable inputs, of $40.8 million. The total level 3 assets consisted of $25.2 million in residential mortgage servicing rights, $6.76 million in derivative assets, $6.51 million in servicing rights for SBA/USDA loans and $2.40 million of AFS debt securities. We also had level 3 derivative liabilities totaling $5.05 million.

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

For business combinations, we measure and record assets acquired and liabilities assumed at fair value at the date of acquisition, including identifiable intangible assets. Note 1 to the consolidated financial statements includes additional information on accounting policies and estimates related to acquisition activities.

UNITED COMMUNITY BANKS, INC.
Table 1 Selected Financial Information
For the Years Ended December 31,
(in thousands, except per share data)

	2021	2020	2019
INCOME SUMMARY
Interest revenue	$578,794	$557,996	$552,706
Interest expense	29,760	56,237	83,312
Net interest revenue	549,034	501,759	469,394
(Release of) provision for credit losses	(37,550)	80,434	13,150
Noninterest income	157,818	156,109	104,713
Total revenue	744,402	577,434	560,957
Noninterest expenses	396,639	367,989	322,245
Income before income tax expense	347,763	209,445	238,712
Income tax expense	77,962	45,356	52,991
Net income	269,801	164,089	185,721
Merger-related and other charges	13,970	7,018	7,357
Income tax benefit of merger-related and other charges	(3,174)	(1,340)	(1,695)
Net income - operating (1)*	$280,597	$169,767	$191,383

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$2.97	$1.91	$2.31
Diluted net income - operating (1)*	3.09	1.98	2.38
Common stock cash dividends declared	0.78	0.72	0.68
Book value	23.63	21.90	20.53
Tangible book value (3)*	18.42	17.56	16.28
Key Performance Ratios:
Return on common equity - GAAP (2)	13.14%	9.25%	11.89%
Return on common equity - operating (1)(2)*	13.68	9.58	12.25
Return on tangible common equity - operating (1)(2)(3)*	17.33	12.24	15.81
Return on assets - GAAP	1.37	1.04	1.46
Return on assets - operating (1)*	1.42	1.07	1.51
Net interest margin (FTE)	3.07	3.55	4.07
Efficiency ratio - GAAP	55.80	55.71	55.77
Efficiency ratio - operating (1)*	53.83	54.64	54.50
Equity to total assets	10.61	11.29	12.66
Tangible common equity to tangible assets (3)*	8.09	8.81	10.32
ASSET QUALITY
Total NPAs	$32,855	$62,246	$35,817
ACL - loans	102,532	137,010	62,089
Net charge-offs	38	18,316	12,216
ACL - loans to loans	0.87%	1.20%	0.70%
Net charge-offs to average loans	—	0.17	0.14
NPAs to total assets	0.16	0.35	0.28
AT PERIOD END ($ in millions)
Loans	$11,760	$11,371	$8,813
Investment securities	5,653	3,645	2,559
Total assets	20,947	17,794	12,916
Deposits	18,241	15,232	10,897
Shareholders’ equity	2,222	2,008	1,636
Common shares outstanding (thousands)	89,350	86,675	79,014

(1) Excludes merger-related and other charges, which includes amortization of certain executive change of control benefits, 2019 executive retirement charges and termination of the Funded Plan.. (2) Net income less preferred stock dividends, divided by average realized common equity, which excludes AOCI. (3) Excludes effect of acquisition related intangibles and associated amortization.
* Represents a non-GAAP measure. See reconciliation of non-GAAP measures to related GAAP financial measures on the following page. For more information, see “GAAP Reconciliation and Explanation” in the MD&A section of this Report.

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Non-GAAP Performance Measures Reconciliation
Selected Financial Information
For the Years Ended December 31,
(in thousands, except per share data)

	2021	2020	2019
Noninterest expense reconciliation
Noninterest expenses (GAAP)	$396,639	$367,989	$322,245
Merger-related and other charges	(13,970)	(7,018)	(7,357)
Noninterest expenses - operating	$382,669	$360,971	$314,888

Net income reconciliation
Net income (GAAP)	$269,801	$164,089	$185,721
Merger-related and other charges	13,970	7,018	7,357
Income tax benefit of merger-related and other charges	(3,174)	(1,340)	(1,695)
Net income - operating	$280,597	$169,767	$191,383

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$2.97	$1.91	$2.31
Merger-related and other charges	0.12	0.07	0.07
Diluted income per common share - operating	$3.09	$1.98	$2.38

Book value per common share reconciliation
Book value per common share (GAAP)	$23.63	$21.90	$20.53
Effect of goodwill and other intangibles	(5.21)	(4.34)	(4.25)
Tangible book value per common share	$18.42	$17.56	$16.28

Return on tangible common equity reconciliation
Return on common equity (GAAP)	13.14%	9.25%	11.89%
Merger-related and other charges	0.54	0.33	0.36
Return on common equity - operating	13.68	9.58	12.25
Effect of goodwill and other intangibles	3.65	2.66	3.56
Return on tangible common equity - operating	17.33%	12.24%	15.81%

Return on assets reconciliation
Return on assets (GAAP)	1.37%	1.04%	1.46%
Merger-related and other charges	0.05	0.03	0.05
Return on assets - operating	1.42%	1.07%	1.51%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	55.80%	55.71%	55.77%
Merger-related and other charges	(1.97)	(1.07)	(1.27)
Efficiency ratio - operating	53.83%	54.64%	54.50%

Tangible common equity to tangible assets reconciliation
Equity to assets (GAAP)	10.61%	11.29%	12.66%
Effect of goodwill and other intangibles	(2.06)	(1.94)	(2.34)
Effect of preferred equity	(0.46)	(0.54)	—
Tangible common equity to tangible assets	8.09%	8.81%	10.32%

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

Net interest revenue for 2021 was $549 million, compared to $502 million for 2020. FTE net interest revenue totaled $553 million in 2021, an increase of $47.9 million, or 9%, from 2020. The net interest spread was 2.96% and 3.31% for 2021 and 2020, respectively, while the net interest margin was 3.07% and 3.55%, respectively. The following tables indicate the relationship between interest revenue and expense and the average amounts of assets and liabilities, which provide further insight into net interest spread and net interest margin for the periods indicated. The following discussion provides additional detail on the average balances and net interest revenue for the years ended December 31, 2021 and 2020.

For 2021, we reported a $21.4 million increase in FTE interest revenue compared to 2020. Although partially offset by the effect of the low interest rate environment, growth in average loans for the year ended December 31, 2021 of $1.02 billion compared to 2020 provided much of the increase in interest revenue. In addition to organic loan growth, the full year effect of loans acquired from Three Shores and the addition of loans acquired from Aquesta in the fourth quarter of 2021 contributed $560 million to the increase in average loans. PPP loan forgiveness, which resulted in a $92 million decrease in average PPP loans for 2021 compared to 2020, partially offset net loan growth. Additional components of loan interest revenue included PPP related interest income and accelerated recognition of deferred fees upon loan forgiveness and purchased loan accretion, which increased $7.05 million and decreased $4.55 million, respectively, in 2021 compared to 2020.

The increase in net interest revenue for 2021 was also positively affected by the reduction in deposit interest expense of $26.9 million, despite growing average interest-bearing deposits by $1.74 billion for the year ended December 31, 2021 compared to 2020. $461 million of the increase in average interest-bearing deposits was attributable to the inclusion of Three Shores deposits for the full year of 2021 and the addition of deposits from Aquesta in the fourth quarter of 2021. The decrease in interest expense was a result of our ability to further decrease rates paid on deposits in the current low rate environment, a higher proportion of our deposits residing in noninterest-bearing account types (38% in 2021 compared to 35% in 2020), a more favorable interest-bearing deposit mix and reduced utilization of higher-cost brokered time deposits.

The additional liquidity provided by deposit growth and PPP loan forgiveness more than provided for our funding needs and resulted in higher average cash balances and deployment of surplus liquidity into our investment portfolio. Average investment securities increased $2.08 billion and provided an increase in interest revenue of $9.56 million compared to 2020.

During 2021, the shift in the composition of average interest-earning assets to be more heavily comprised of investment securities and cash resulted in net interest margin and spread compression compared to 2020. In addition, the continuation of the historically low interest rate environment negatively impacted our asset sensitive balance sheet and contributed to the net interest margin compression.

Table 2 - Average Consolidated Balance Sheets and Net Interest Margin Analysis
For the Years Ended December 31,
(in thousands, FTE)

	2021			2020			2019
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$11,485,876	$504,015	4.39%	$10,466,653	$492,223	4.70%	$8,708,035	$475,803	5.46%
Taxable securities (3)	4,446,712	61,994	1.39	2,532,750	55,031	2.17	2,475,102	69,920	2.82
Tax-exempt securities (FTE) (1)(3)	382,915	12,059	3.15	219,668	9,458	4.31	171,549	6,130	3.57
Federal funds sold and other interest-earning assets	1,680,151	4,784	0.28	1,007,059	4,753	0.47	254,370	3,499	1.38
Total interest-earning assets (FTE)	17,995,654	582,852	3.24	14,226,130	561,465	3.95	11,609,056	555,352	4.78
Noninterest-earning assets:
Allowance for credit losses	(121,586)			(106,812)			(62,900)
Cash and due from banks	139,728			136,702			121,649
Premises and equipment	230,276			217,751			220,523
Other assets (3)	1,013,956			993,584			798,649
Total assets	$19,258,028			$15,467,355			$12,686,977
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$3,610,601	5,468	0.15	$2,759,383	7,735	0.28	$2,249,713	13,665	0.61
Money market	3,972,358	5,380	0.14	3,023,928	13,165	0.44	2,221,478	18,983	0.85
Savings deposits	1,095,071	217	0.02	821,344	169	0.02	690,028	149	0.02
Time deposits	1,529,072	3,663	0.24	1,832,319	20,146	1.10	1,791,319	28,313	1.58
Brokered deposits	67,230	117	0.17	97,788	557	0.57	240,646	5,746	2.39
Total interest-bearing deposits	10,274,332	14,845	0.14	8,534,762	41,772	0.49	7,193,184	66,856	0.93
Federal funds purchased and other borrowings	44	—	—	1,220	3	0.25	33,504	838	2.50
FHLB advances	1,195	3	0.25	749	28	3.74	106,973	2,697	2.52
Long-term debt	276,492	14,912	5.39	274,069	14,434	5.27	247,732	12,921	5.22
Total borrowed funds	277,731	14,915	5.37	276,038	14,465	5.24	388,209	16,456	4.24
Total interest-bearing liabilities	10,552,063	29,760	0.28	8,810,800	56,237	0.64	7,581,393	83,312	1.10
Noninterest-bearing liabilities:
Noninterest-bearing deposits	6,276,094			4,600,152			3,385,431
Other liabilities	322,566			235,120			164,550
Total liabilities	17,150,723			13,646,072			11,131,374
Shareholders’ equity	2,107,305			1,821,283			1,555,603
Total liabilities and shareholders’ equity	$19,258,028			$15,467,355			$12,686,977
Net interest revenue (FTE)		$553,092			$505,228			$472,040
Net interest-rate spread (FTE)			2.96%			3.31%			3.68%
Net interest margin (FTE) (4)			3.07%			3.55%			4.07%

(1)Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used for each year was 26% reflecting the statutory federal rate and the federal tax adjusted state tax rate.
(2)Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(3)Securities available for sale are shown at amortized cost. Pretax unrealized gains of $28.7 million, $67.3 million and $12.8 million in 2021, 2020 and 2019 respectively, are included in other assets for purposes of this presentation.
(4)Net interest margin is taxable equivalent net interest revenue divided by average interest-earning assets.

The following table shows the relative effect on net interest revenue resulting from changes in the average outstanding balances (volume) of interest-earning assets and interest-bearing liabilities and the rates we earned and paid on such assets and liabilities.

Table 3 - Change in Interest Revenue and Interest Expense
(in thousands, FTE)

	2021 Compared to 2020 Increase (decrease) due to changes in			2020 Compared to 2019 Increase (decrease) due to changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$46,031	$(34,239)	$11,792	$88,168	$(71,748)	$16,420
Taxable securities	31,477	(24,514)	6,963	1,594	(16,483)	(14,889)
Tax-exempt securities	5,642	(3,041)	2,601	1,923	1,405	3,328
Federal funds sold and other interest-earning assets	2,386	(2,355)	31	4,788	(3,534)	1,254
Total interest-earning assets	85,536	(64,149)	21,387	96,473	(90,360)	6,113
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	1,946	(4,213)	(2,267)	2,602	(8,532)	(5,930)
Money market	3,239	(11,024)	(7,785)	5,431	(11,249)	(5,818)
Savings deposits	54	(6)	48	27	(7)	20
Time deposits	(2,879)	(13,604)	(16,483)	634	(8,801)	(8,167)
Brokered deposits	(137)	(303)	(440)	(2,273)	(2,916)	(5,189)
Total interest-bearing deposits	2,223	(29,150)	(26,927)	6,421	(31,505)	(25,084)
Federal funds purchased and other short-term borrowings	(1)	(2)	(3)	(431)	(404)	(835)
FHLB advances	11	(36)	(25)	(3,548)	879	(2,669)
Long-term debt	128	350	478	1,386	127	1,513
Total borrowed funds	138	312	450	(2,593)	602	(1,991)
Total interest-bearing liabilities	2,361	(28,838)	(26,477)	3,828	(30,903)	(27,075)
Increase in net interest revenue	$83,175	$(35,311)	$47,864	$92,645	$(59,457)	$33,188

Any variance attributable jointly to volume and rate changes is allocated to the volume and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Credit Losses

The ACL represents management’s estimate of life of loan credit losses in the loan portfolio and unfunded loan commitments. Management’s estimate of credit losses under CECL is determined using a model that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the ACL and resulting provision for credit losses. We recorded a negative provision for credit losses of $37.6 million in 2021, compared to provision expense of $80.4 million in 2020. The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined by management reflecting expected life of loan losses.

The negative provision expense for 2021 was primarily a result of an improved economic forecast combined with low net charge-offs recognized during the period. During 2021, we had one large commercial credit recovery, strong recoveries from a number of other credits and lower charge-offs in comparison to 2020. The negative provision was partially offset by provision expense for the initial ACL recognized on Aquesta’s non-PCD loans and unfunded commitments of $2.98 million and $287,000, respectively, during the fourth quarter of 2021.

During 2020, the provision for credit losses was elevated due to our implementation of CECL combined with a stressed economic forecast amidst the COVID-19 pandemic. In addition, we recorded provision expense for the initial ACL recorded on Three Shores’ non-PCD loans and unfunded commitments of $9.78 million and $913,000, respectively. Loan growth also contributed to the higher provision for credit losses, but this impact on the provision was partially mitigated by the fact that PPP loans originated in 2020 are 100% government guaranteed, requiring no ACL.

Additional discussion on credit quality and the ACL is included in the “Asset Quality and Risk Elements” and “Critical Accounting Estimates” sections of this report, as well as Note 1 to the consolidated financial statements.

Noninterest Income

The following table presents the components of noninterest income for the periods indicated.

Table 4 - Noninterest Income
For the Years Ended December 31,
(in thousands)				Change
	2021	2020	2019	2021-2020
Service charge and fees:
Overdraft fees	$10,137	$10,800	$14,553	(6)%
ATM and debit card interchange fees	13,737	13,299	13,517	3
Other service charges and fees	9,994	8,302	8,727	20
Total service charges and fees	33,868	32,401	36,797	5
Mortgage loan gains and related fees	58,446	76,087	27,145	(23)
Wealth management fees	18,998	9,240	6,150	106
Gains from sales of other loans, net	11,267	5,420	6,867	108
Securities gains (losses), net	83	748	(1,021)
Other noninterest income:
Other lending and loan servicing fees	9,427	8,028	4,054	17
Customer derivatives	3,198	6,392	2,875	(50)
Other investment gains	4,886	735	1,103
BOLI	3,552	5,080	5,417	(30)
Treasury management income	2,910	2,138	1,453	36
Other	11,183	9,840	13,873	14
Total other noninterest income	35,156	32,213	28,775	9
Total noninterest income	$157,818	$156,109	$104,713	1

During 2021, total service charges and fees increased compared to 2020 primarily due to the addition of Three Shores and Aquesta customers and the receipt of larger vendor rebates, which were partially offset by a decrease in overdraft fees. Overdraft fees have remained at relatively low levels since the onset of the COVID-19 pandemic. During 2021, transaction deposit account balances remained elevated due to government stimulus payments and customer preferences to allocate more funds to transaction deposit accounts rather than time deposits in the current low interest rate environment. During the fourth quarter of 2021, we updated our consumer overdraft policy to include the addition of a fee forgiveness feature, which provides one fee waiver per year per account, to increase the overdraft threshold, which is the amount an account balance must be overdrawn before a fee is charged, and to lower the daily fee item limit. We expect these changes to our overdraft policy to reduce our overdraft fee income in 2022.

Mortgage loan gains and related fees consist primarily of fees earned on mortgage originations, gains on the sale of mortgages in the secondary market and fair value adjustments to our mortgage servicing asset. We recognize the majority of gains on mortgages when customers enter into mortgage rate lock commitments, making our mortgage pipeline a significant driver of mortgage gains in any given period. The change in mortgage loan gains and related fees is closely tied to the interest rate environment. Customer demand, primarily driven by interest rates, as well as the market-driven gain on sale spread are also primary drivers of mortgage income.

Mortgage loan gains and related fees for 2021 decreased $17.6 million or 23% compared to 2020. The decrease is primarily attributable to a decrease in volume of mortgage rate locks and mortgage sales as demand for refinances and home purchases has started to normalize after several quarters of strong demand resulting from the drop in interest rates in early 2020. Additionally, our gain on sale spread for 2021 decreased to 4.18% compared to 4.55% for 2020, contributing to the decrease in mortgage loan gains. During both 2021 and 2020 we recorded negative adjustments related to fair value and decay to the mortgage servicing rights asset; however, the negative adjustments recorded in 2021 of $3.57 million were significantly less than those recorded in 2020 of $9.25 million, which offset the decrease in mortgage loan gains for 2021.

Table 5 - Selected Mortgage Metrics
For the Years Ended December 31,
(dollars in thousands)
	2021	2020	Change
Mortgage rate locks	$3,120,137	$3,304,774	(6)%
# of mortgage rate locks	8,956	11,539	(22)

Mortgage loans sold	$1,347,105	$1,466,314	(8)
# of mortgage loans sold	5,535	6,344	(13)

Mortgage loans originated
Purchases	$1,386,046	$1,128,412	23
Refinances	1,039,192	993,650	5
Total	$2,425,238	$2,122,062	14

# of mortgage loans originated	7,169	7,631	(6)

Our SBA/USDA lending strategy includes selling a portion of the loan production each quarter. The amount of loans sold depends on several variables including the current lending environment and balance sheet management activities. From time to time, we also sell certain equipment financing receivables based on market conditions. During 2021, we sold a higher volume of SBA and equipment financing receivables, as well as USDA renewable energy loans. We sold fewer SBA loans during 2020 as a result of less-favorable pricing for these loans during the first quarter of 2020, due to the market disruption caused by the COVID-19 pandemic. The following table presents loans sold and corresponding gains recognized on SBA/USDA loans and other loans sold for the periods indicated.

Table 6 - Other Loan Sales
For the Years Ended December 31,
(in thousands)	2021		2020
	Loans Sold	Gain	Loans Sold	Gain
Guaranteed portion of SBA/USDA loans	$90,903	$8,843	$48,385	$4,132
Equipment financing receivables	59,097	2,424	27,018	1,288
Total	$150,000	$11,267	$75,403	$5,420

The increase in wealth management fees for 2021 compared to 2020 was driven by the growth in our wealth management business through the acquisition of FinTrust and the inclusion of Seaside Wealth Management for the full year of 2021. As of December 31, 2021, we had assets under management and assets under advisement totaling $4.69 billion, which included FinTrust, Seaside Wealth Management and United Community Bank Advisory Services, compared to $2.31 billion as of December 31, 2020, which included Seaside Wealth Management and United Community Bank Advisory Services.

The change in other noninterest income for 2021 compared to 2020 was primarily driven by the following factors:
•Other investment performance in 2021 yielded net higher positive fair value adjustments when compared to 2020. During the first half of 2020, we recorded negative fair value adjustments resulting from the COVID-19 pandemic related market disruption. These losses were more than offset by gains recorded during the second half of 2020 as the pandemic outlook improved.
•Lending and loan servicing fees for 2021 increased compared 2020, mostly due to volume-driven fee income from our equipment finance business, partially offset by negative fair value adjustments to our SBA/USDA servicing asset.
•BOLI income decreased compared to the previous two years as we recognized death benefits in 2020 and 2019, whereas no such benefits were recognized during 2021.
•Customer derivative income for 2021 decreased compared to 2020 due to increases in interest rates negatively impacting the demand for customer derivative products. This was partially offset by the reduction of a credit valuation adjustment to certain of our customer derivatives during the fourth quarter of 2021 due to the underlying loans being upgraded.

Noninterest Expenses

The following table presents the components of noninterest expenses for the periods indicated.

Table 7 - Noninterest Expenses
For the Years Ended December 31,
(in thousands)				Change
	2021	2020	2019	2021-2020
Salaries and employee benefits	$241,443	$224,060	$196,440	8%
Occupancy	28,619	25,791	23,350	11
Communications and equipment	29,829	27,149	24,613	10
Professional fees	20,589	18,032	17,028	14
Lending and loan servicing expense	10,859	10,993	9,416	(1)
Outside services - electronic banking	9,481	7,513	7,020	26
Postage, printing and supplies	7,110	6,779	6,370	5
Advertising and public relations	5,910	15,203	6,170	(61)
FDIC assessments and other regulatory charges	7,398	5,982	4,901	24
Amortization of intangibles	4,045	4,168	4,489	(3)
Other	17,386	15,301	15,092	14
Total excluding merger-related and other charges and amortization of noncompete agreements	382,669	360,971	314,889	6
Merger-related and other charges	13,970	7,018	6,907	99
Amortization of noncompete agreements	—	—	449
Total noninterest expenses	$396,639	$367,989	$322,245	8

Noninterest expenses for 2021 totaled $397 million, up 8% from 2020. The addition of Three Shores, FinTrust and Aquesta’s operating expenses for the full year, second half and fourth quarter of 2021, respectively, contributed to the increase, particularly in salaries and benefits and occupancy costs.

Salaries and employee benefits for 2021 increased $17.4 million compared to 2020. In addition to the growth in our employee base from acquisitions, the increase was also attributable to increased mortgage, brokerage, and equipment finance commissions as well as other incentives and bonuses resulting from strong performance during the year. The increase also reflects merit increases awarded during the second quarter of 2021. These increases were partially offset by higher deferred loan origination costs resulting from increased loan production. Full time equivalent headcount totaled 2,553 at December 31, 2021, up from 2,399 at December 31, 2020.

Communications and equipment expense increased primarily due to incremental software contract costs. The increase in professional fees was primarily driven by an increase in legal fees compared to 2020. FDIC assessments and other regulatory charges increased compared to 2020 as a result of higher FDIC assessments driven by the increase in our average total assets. The increase in outside services - electronic banking reflects higher volume-based ATM network and internet banking costs. Advertising and public relations expense decreased compared to 2020 as 2020 included $10.0 million in contributions to the United Community Bank Foundation in its inaugural year.

Merger-related and other charges for 2021 were primarily related to the acquisitions of FinTrust and Aquesta. Merger-related and other charges for 2020 primarily consisted of merger costs related to the acquisition of Three Shores, severance, and branch closure costs.
Balance Sheet Review

Total assets at December 31, 2021 were $20.9 billion, an increase of $3.15 billion, or 18%, from December 31, 2020. Total liabilities at December 31, 2021 were $18.7 billion, an increase of $2.94 billion, or 19% from December 31, 2020. Shareholders’ equity totaled $2.22 billion and $2.01 billion at December 31, 2021 and 2020, respectively. The following discussion of the major components of our balance sheet highlights significant activity resulting in the change in our financial condition between December 31, 2020 and December 31, 2021.

Loans

Our loan portfolio is our largest category of interest-earning assets. At December 31, 2021, total loans were $11.8 billion compared to $11.4 billion at December 31, 2020, an increase of 3%. The net increase in loans was primarily attributable to organic growth and loans acquired in the Aquesta transaction of $498 million, partially offset by PPP loan forgiveness. PPP loans outstanding as of December 31, 2021 and 2020 were $88.3 million and $646 million, respectively, a decrease of $558 million. The following presents the composition of our loan portfolio as of the dates indicated.

Table 8 - Loan Portfolio Composition
As of December 31, 2021

Owner occupied commercial real estate 20%
Income producing commercial real estate 22%
Commercial & industrial 16%
Commercial construction 9%
Equipment financing 9%
Residential mortgage 14%
HELOC 6%
Residential construction 3%
Consumer 1%

The following table sets forth the maturity distribution of our loan portfolio, including the interest rate sensitivity for loans maturing after one year. Approximately 73% of all loans were secured by real estate at year-end 2021.

Table 9 - Loan Portfolio Maturity
As of December 31, 2021
(in thousands)

	Maturity					Rate Structure for Loans Maturing Over One Year
	One Year or Less	2 - 5 Years	6 - 15 Years	After 15 Years	Total	Fixed Rate	Floating Rate
Owner occupied commercial real estate	$159,435	$831,406	$1,229,102	$101,742	$2,321,685	$1,530,653	$631,597
Income producing commercial real estate	408,865	1,427,209	737,811	26,973	2,600,858	1,179,225	1,012,768
Commercial & industrial (1)	345,996	1,017,122	457,002	90,042	1,910,162	638,924	925,242
Commercial construction	277,397	510,188	200,535	26,710	1,014,830	202,731	534,702
Equipment financing	42,303	853,858	186,860	—	1,083,021	1,040,718	—
Total commercial	1,233,996	4,639,783	2,811,310	245,467	8,930,556	4,592,251	3,104,309
Residential mortgage	24,182	19,338	131,107	1,463,258	1,637,885	569,070	1,044,633
HELOC	22,150	31,325	86,097	554,462	694,034	730	671,154
Residential construction	312,021	10,101	36,407	1,286	359,815	12,567	35,227
Consumer direct	28,707	95,075	11,505	2,769	138,056	98,775	10,574
Total loans	$1,621,056	$4,795,622	$3,076,426	$2,267,242	$11,760,346	$5,273,393	$4,865,897
(1) Includes $88.3 million of PPP loans.

As of December 31, 2021, our 25 largest credit relationships consisted of loans and loan commitments ranging from $23.9 million to $63.9 million, with an aggregate total credit exposure of $881 million. Total credit exposure included $264 million in unfunded commitments and $617 million in balances outstanding, excluding participations sold.

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

The ACL reflects management’s assessment of the life of loan expected credit losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if the assessment of loan quality or collateral values changes substantially with respect to one or more loan relationships or portfolios or if there is a significant change in the reasonable and supportable forecast used to model our expected credit losses. The allocation of the ACL is based on reasonable and supportable forecasts, historical data, subjective judgment and estimates and therefore, may not be predictive of the specific amounts or loan categories in which charge-offs may ultimately occur. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for credit losses in future periods if, in their opinion, the results of their review warrant such additions. See the Critical Accounting Estimates section for additional information on the ACL.

The ACL, which includes a portion related to unfunded commitments, totaled $114 million at December 31, 2021 compared with $148 million at December 31, 2020. At December 31, 2021, the ACL for loans was $103 million, or 0.87% of total loans, compared with $137 million, or 1.20%, of loans at December 31, 2020.

The reduction in the ACL since December 31, 2020 reflects an improved economic forecast, which includes an improved COVID-19 pandemic outlook, government stimulus spending, projected GDP growth and a continued low interest rate environment. Qualitative factors were used to moderate the improvement in the economic forecast for certain portfolios in recognition of continued concerns in several COVID-19 impacted industries as evidenced by elevated levels of criticized loans, as well as concerns over the impact of inflationary pressure on commercial real estate values. The ACL at December 31, 2021 reflects $3.54 million of allowance established for Aquesta PCD loans at acquisition with no impact to earnings, as well as the impact of loan growth during 2021, including the non-PCD loans received through the Aquesta acquisition.

The ACL as of December 31, 2020 reflects the implementation of CECL on January 1, 2020, which added $6.88 million to the ACL for loans and $1.87 million to the reserve for unfunded commitments, the negative impact of the COVID-19 pandemic on the economic forecast used in our CECL model, $11.2 million of allowance established for Three Shores PCD loans at acquisition with no impact to earnings, as well as the impact of loan growth during 2020 including the non-PCD loans received through the Three Shores acquisition. The impact of loan growth on the ACL was partially mitigated by the fact that PPP loans are considered low risk assets due to the 100% guarantee by the SBA.

 The following table summarizes the allocation of the ACL for each of the past three years.

Table 10 - Allocation of ACL
As of December 31,
(in thousands)

	CECL				Incurred Loss
	2021		2020		2019
	ACL	% of loans in each category to total loans	ACL	% of loans in each category to total loans	ACL	% of loans in each category to total loans
Owner occupied commercial real estate	$14,282	20	$20,673	18	$11,404	20
Income producing commercial real estate	24,156	22	41,737	22	12,306	23
Commercial & industrial	16,592	16	22,019	22	5,266	14
Commercial construction	9,956	9	10,952	9	9,668	11
Equipment financing	16,290	9	16,820	8	7,384	8
Total commercial	81,276	76	112,201	79	46,028	76
Residential mortgage	12,390	14	15,341	11	8,081	13
HELOC	6,568	6	8,417	6	4,575	7
Residential construction	1,847	3	764	3	2,504	3
Consumer	451	1	287	1	901	1
Total ACL - loans	102,532	100	137,010	100	62,089	100
ACL - unfunded commitments	10,992		10,558		3,458
Total ACL	$113,524		$147,568		$65,547

ACL- loans as a percentage of total loans	0.87%		1.20%		0.70%

The following table summarizes net charge-offs to average loans for each of the past three years.

Table 11 - Net Charge-offs
Years Ended December 31,
(in thousands)

	2021			2020			2019
	Average Loans	Net Charge-Offs (Recoveries)	Net Charge-Offs to Average Loans	Average Loans	Net Charge-Offs (Recoveries)	Net Charge-Offs to Average Loans	Average Loans	Net Charge-Offs (Recoveries)	Net Charge-Offs to Average Loans
Owner occupied commercial real estate	$2,159,153	$316	0.01%	$1,867,935	$(2,495)	(0.13)%	$1,661,068	$(370)	(0.02)%
Income producing commercial real estate	2,571,923	(229)	(0.01)	2,283,157	4,884	0.21	1,909,934	944	0.05
Commercial & industrial	2,242,764	(2,499)	(0.11)	2,297,522	9,336	0.41	1,273,645	4,997	0.39
Commercial construction	958,791	(747)	(0.08)	967,030	(319)	(0.03)	932,806	(875)	(0.09)
Equipment financing	971,355	3,105	0.32	794,042	6,760	0.85	665,318	4,894	0.74
Residential mortgage	1,462,421	(220)	(0.02)	1,197,511	(57)	—	1,092,447	135	0.01
HELOC	675,873	(405)	(0.06)	680,775	(456)	(0.07)	675,115	386	0.06
Residential construction	301,591	(147)	(0.05)	243,133	(63)	(0.03)	217,810	149	0.07
Consumer*	142,005	864	0.61	135,548	726	0.54	279,892	1,956	0.70
	$11,485,876	$38	—	$10,466,653	$18,316	0.17	$8,708,035	$12,216	0.14

*2019 amounts include indirect auto loans.

Nonperforming Assets

The following table presents NPAs, which consist of nonaccrual loans and foreclosed properties, for the periods indicated.

Table 12 - NPAs
As of December 31,
(in thousands)

	2021	2020	2019
Nonaccrual loans	$32,812	$61,599	$35,341
Foreclosed properties	43	647	476
Total NPAs	$32,855	$62,246	$35,817

Nonaccrual loans to total loans	0.28%	0.54%	0.40%
NPAs to total assets	0.16	0.35	0.28

ACL - loans to nonaccrual loans coverage ratio	3.12	2.22	1.76

The decrease in NPAs since December 31, 2020 was primarily a result of a decrease in nonaccrual loans, which resulted from a combination of payoffs and paydowns.

At December 31, 2021 and 2020, we had $52.4 million and $61.6 million, respectively, in loans with terms that have been modified in a TDR. Included therein were $11.5 million and $20.6 million, respectively, of TDRs that were nonaccrual loans. The remaining TDRs with aggregate balances of $40.9 million and $41.0 million, respectively, were performing according to their modified terms and were therefore not considered to be NPAs.

The CARES Act and interagency guidance granted temporary relief from TDR classification for certain loans restructured as a result of the impact of the COVID-19 pandemic. During 2020 and early 2021, we granted a significant number of payment deferral requests to our borrowers related to the economic disruption created by the COVID-19 pandemic. To the extent that these deferrals qualified under either the CARES Act or interagency guidance, they were not considered new TDRs. The majority of borrowers who were granted a payment deferral have since returned to their normal payment schedules. As of December 31, 2021 and 2020, COVID-19 related deferrals totaled $2.55 million and $70.7 million, respectively.

Investment Securities

The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowings. During 2021, strong deposit growth provided surplus liquidity, which we strategically deployed into our investment securities portfolio. The table below presents a summary of our investment securities balances as of the dates indicated.

Table 13 - Investment Securities
As of December 31,
(in thousands)

	2021		2020
	Carrying Value	% of portfolio	Carrying Value	% of portfolio	2021 - 2020 $ Change
AFS	$4,496,824	80%	$3,224,721	88%	$1,272,103
HTM	1,156,098	20	420,361	12	735,737
Total Investment Securities	$5,652,922		$3,645,082		$2,007,840

Investment securities as a % of total assets	27%		20%

Table 14 - Investment Securities Portfolio Composition
As of December 31,

MBS - Non-Agency 2%
Corporate bonds 3%
Asset-backed securities 11%
MBS - U.S. Agency & GSE 66%
Supranational entities < 1%
U.S. Treasuries 4%
U.S. Government agencies & GSEs 5%
State and political subdivisions 9%

Mortgage-backed securities, which include both U.S. government sponsored agency and non-agency securities, make up the largest portion of our investment securities portfolio. As we have grown our portfolio, we have continued to purchase mortgage-backed securities in order to obtain a favorable yield with low risk. These securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest. The actual maturities of these securities will differ from the contractual maturities because the loans underlying the security can prepay. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining or prolonged low interest rate environment, we may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. In a rising rate environment, the opposite may occur. Prepayments tend to slow and the weighted average life extends. This is referred to as extension risk, which can lead to lower levels of liquidity due to the delay of cash receipts, and can result in the holding of a below market yielding asset for a longer period of time.

As shown in the chart above, 75% of our investment securities portfolio is comprised of U.S. government or government sponsored agency securities. In addition, as of December 31, 2021, our state and political subdivision securities were all rated A or better. As a reflection of the high credit quality of the portfolio, at December 31, 2021 and 2020, no ACL for HTM or AFS debt securities was recorded. See Note 5 to the consolidated financial statements for further discussion of the investment portfolio and related fair value and maturity information. Unrealized losses on fixed income securities at December 31, 2021 primarily reflected the effect of changes in interest rates.

Goodwill and Other Intangible Assets

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Management evaluates goodwill for impairment annually, or more frequently if a triggering event indicates there may be impairment. Upon the occurrence of a triggering event, a qualitative assessment is performed to determine whether it is more likely than not that the fair value of the entity is less than its carrying amount. When it is more likely than not that impairment has occurred, management is required to perform a quantitative analysis and, if necessary, adjust the carrying amount of goodwill by recording a goodwill impairment loss. During much of 2020 our common stock price traded below book value due to market concerns about the potential economic impact of the COVID-19 pandemic. As a result, we performed a qualitative assessment of goodwill at the end of each quarter of 2020, none of which yielded a determination that it was more likely than not our fair value was less than our carrying value. During the fourth quarter of 2020 and throughout 2021, our stock price returned to trading above book value. Our annual assessment during the fourth quarter of 2021 gave no indication that it was more likely than not that our fair value was less than our carrying value.

We also have core deposit and customer relationship intangible assets, representing the value of acquired deposit and customer relationships, respectively, which are amortizing intangible assets. Amortizing intangible assets are required to be tested for impairment only when events or circumstances indicate that impairment may exist.

In connection with the acquisition of Aquesta, we recorded goodwill and a core deposit intangible of $70.0 million and $2.03 million, respectively. In connection with the acquisition of FinTrust, we recorded goodwill and a customer relationship intangible of $14.2 million and $7.53 million, respectively.

Deposits

Customer deposits are the primary source of funds for the continued growth of our earning assets. Our high level of service, as evidenced by our strong customer satisfaction scores, has been instrumental in attracting and retaining customer deposit accounts. Customer deposits as of December 31, 2021 were up $3.11 billion, or 21%, compared to December 31, 2020, which has allowed us to reduce our utilization of brokered deposits. Much of the growth is due to COVID stimulus funds which have boosted deposits across the banking industry. In addition to organic growth, the increase in customer deposits was also attributable to $658 million of deposits acquired from Aquesta as of the acquisition date. Our customer deposit composition has shifted from time deposits to transaction deposits as customer preference has shifted to allocate funds to more liquid account types in the current low rate environment. The following table sets forth the deposit composition for the periods indicated. As of December 31, 2021 and 2020, we had $7.97 billion and $5.08 billion, respectively, in uninsured deposits.

Table 15 - Deposits
As of December 31,
(in thousands)

	2021		2020
	Balance	Customer Deposit Composition	Balance	Customer Deposit Composition
Noninterest-bearing demand	$6,956,981	38%	$5,390,291	36%
NOW and interest-bearing demand	4,252,209	24	3,346,490	22
Money market and savings	5,399,133	30	4,501,189	30
Time	1,442,498	8	1,704,290	12
Total customer deposits	18,050,821	100%	14,942,260	100%
Brokered deposits	190,358		290,098
Total deposits	$18,241,179		$15,232,358

The following table sets forth the scheduled maturities of time deposits greater than $250,000.

Table 16 - Maturities of Time Deposits Greater than $250,000
As of December 31, 2021
(in thousands)

Three months or less	$91,874
Over three through six months	48,784
Over six months through twelve months	76,457
Over one year	38,497
Total	$255,612

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

The Bank’s main source of liquidity is customer interest-bearing and noninterest-bearing deposit accounts, which we are able to attract at any time by competing more aggressively on pricing. Liquidity is also available from wholesale funding sources consisting primarily of Federal funds purchased, FHLB advances, and brokered deposits. These sources of liquidity are generally short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs. At December 31, 2021, we had sufficient qualifying collateral to increase FHLB advances by $1.19 billion. We also had unpledged investment securities of $4.19 billion at December 31, 2021 that could be used as collateral for additional borrowings.

In addition, because the Holding Company is a separate entity and apart from the Bank, it must provide for its own liquidity. The Holding Company is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities. The Holding Company currently has internal capital resources to meet these obligations. While the Holding Company has access to the capital markets and maintains a line of credit as a contingent funding source, the ultimate sources of its liquidity are subsidiary service fees and dividends from the Bank, which are limited by applicable law and regulations. In 2021 and 2020, the Bank paid dividends of $217 million and $150 million, respectively, to the Holding Company. Holding Company liquidity is managed to a minimum of 15-months of positive cash flow after considering all of its liquidity needs over this period.

Significant uses and sources of cash during the year ended December 31, 2021 are summarized below. See the consolidated statement of cash flows in this Report for further detail.
•Net cash provided by operating activities of $359 million reflects net income of $270 million adjusted for non-cash transactions, gains on sales of securities and other loans and changes in other assets and liabilities. Significant non-cash transactions for the period included release of provision for credit losses of $37.6 million and deferred income tax expense of $20.8 million.
•Net cash used in investing activities of $1.81 billion consisted primarily of $3.39 billion of purchases of AFS and HTM debt securities, partially offset by $1.33 billion proceeds from securities sales, maturities and calls, reflecting our strategic decision to deploy excess liquidity into the securities portfolio.
•Net cash provided by financing activities of $2.16 billion consisted primarily of a net increase in deposits of $2.35 billion, which was partially offset by the net repayment of long-term debt of $80.6 million, $73.8 million in common and preferred stock dividends, and repurchases of common stock of $15.1 million.
In the opinion of management, our liquidity position at December 31, 2021 was sufficient to meet our expected cash requirements.

The following table presents the amortized cost of securities by contractual maturity of investment securities and weighted average yields on a FTE basis. The composition and maturity / repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs..Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

Table 17 - Contractual Maturity of AFS and HTM Debt Securities
As of December 31, 2021
(in thousands)

	Maturity By Years
	1 or Less		1 to 5		6 to 10		Over 10		Total
	Balance	WA Yield	Balance	WA Yield	Balance	WA Yield	Balance	WA Yield	Balance	WA Yield
AFS
U.S. Treasuries	$54,974	1.95%	$74,101	1.68%	$88,952	0.96%	$—	—%	$218,027	1.46%
U.S. Government agencies & GSEs	87	1.40	22,946	1.39	79,812	1.21	87,010	1.75	189,855	1.48
State and political subdivisions	15,008	2.53	33,290	3.00	135,265	2.69	79,706	3.46	263,269	2.96
Residential MBS, Agency & GSE	—	—	7,994	2.32	34,629	2.45	2,037,077	1.35	2,079,700	1.37
Residential MBS, Non-agency	—	—	—	—	—	—	81,925	3.06	81,925	3.06
Commercial MBS, Agency & GSE	897	0.65	118,803	1.79	282,086	0.96	468,777	1.33	870,563	1.27
Commercial MBS, Non-agency	—	—	—	—	—	—	15,202	4.19	15,202	4.19
Corporate bonds	2,657	0.61	100,553	1.42	90,169	1.91	785	2.76	194,164	1.64
Asset-backed securities	655	3.02	376,006	0.36	24,073	0.51	203,090	1.02	603,824	0.59
Total AFS securities	$74,278	2.01	$733,693	1.04	$734,986	1.48	$2,973,572	1.45	$4,516,529	1.40

HTM
U.S. Treasuries	$—	—%	$—	—%	$19,803	1.40%	$—	—%	$19,803	1.40%
U.S. Government agencies & GSEs	—	—	—	—	31,962	1.61	38,218	1.77	70,180	1.70
State and political subdivisions	5,200	3.70	8,762	4.64	38,188	2.02	205,538	2.51	257,688	2.53
Residential MBS, Agency & GSE	—	—	4,573	2.86	9,152	2.62	367,916	1.92	381,641	1.95
Commercial MBS, Agency & GSE	—	—	1,651	2.40	175,916	1.44	234,219	2.07	411,786	1.80
Supranational entities	—	—	—	—	15,000	1.64	—	—	15,000	1.64
Total HTM securities	$5,200	3.70	$14,986	3.85	$290,021	1.58	$845,891	2.10	$1,156,098	2.00

At December 31, 2021, the effective duration of the investment portfolio was 4.0 years, compared to 3.7 years at December 31, 2020.

Contractual Obligations and Other Commitments

The following discussion provides an overview of United’s significant contractual obligations and other commitments.

Long-term Debt

At December 31, 2021 and 2020, we had long-term debt outstanding of $247 million and $327 million, respectively, which included senior debentures, subordinated debentures, and trust preferred securities. As a result of the additional liquidity provided by PPP loans and core deposit growth, we repaid several of our long-term debt instruments during 2021 including the 2025 subordinated debentures, the Southern Bancorp Capital Trust I trust preferred securities, the 2022 senior debentures, and the 2026 subordinated debentures, which, combined, reduced our long-term debt outstanding by $80.6 million. The following tables provides long-term debt outstanding by maturity in five year increments. Additional information regarding these debt instruments is provided in Note 12 to the consolidated financial statements.

Table 18 - Long-term Debt by Maturity Category
As of December 31, 2021
(in thousands)

Next 5 years	$—
6 - 10 years	235,000
11 - 15 years	20,620
255,620
Less discount	(8,260)
Total long-term debt	$247,360

Operating Lease Obligations

We are party to operating lease agreements for many of our branch locations, ATMs, loan production offices and operation centers. For qualifying leases with a term exceeding one year we record a lease liability and ROU asset on our balance sheet. As of December 31, 2021, the lease liability and ROU asset totaled $31.1 million and $29.4 million, respectively, compared to $33.1 million and $31.4 million, respectively, at December 31, 2020. During 2021, we obtained $4.49 million in ROU assets in exchange for operating lease liabilities of approximately the same amount, $2.87 million of which were acquired in the Aquesta and FinTrust transactions. The majority of the leases assumed were for retail branch locations and office spaces.

As of December 31, 2021 the remaining terms of our leases ranged from one to 12 years. Certain of our leases contain options to renew the lease at the end of the current term. Unless we have determined we are reasonably likely to renew the lease, these options have been excluded from the calculation of our lease liability and ROU asset. Additional information regarding operating leases is provided in Note 13 to the consolidated financial statements.

Capital Expenditures

During 2021, we purchased $26.5 million of fixed assets, which excludes fixed assets acquired from FinTrust and Aquesta. Most of our capital expenditures related to investments in technology equipment, software and branch and operations locations. As of December 31, 2021 and 2020, we had $10.1 million and $7.59 million in construction in progress. Most notably, construction in progress includes costs related to the construction of the Bank’s new Greenville, South Carolina headquarters building, which is expected to be completed in 2023. As of December 31, 2021, we estimate the total cost of the headquarters project will be approximately $72.0 million, $58.0 million of which has yet to be incurred.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of customers. These financial instruments included commitments to extend credit and letters of credit, which totaled $3.62 billion at December 31, 2021.

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

In addition, we hold minor investments in certain limited partnerships for CRA purposes. As of December 31, 2021, we had committed to fund an additional $13.7 million related to future capital calls that has not been reflected in the consolidated balance sheet. As of December 31, 2021, we also had a $10.0 million commitment for future capital calls to a fintech fund limited partnership that has not been reflected in the consolidated balance sheet.

We are not involved in off-balance sheet contractual relationships, other than those disclosed in this Report, that could result in liquidity needs or other commitments, or that could significantly affect earnings. See Note 22 to the consolidated financial statements for additional information on off-balance sheet arrangements.

Capital Resources and Dividends

The maintenance and management of capital levels is one of management’s significant priorities. Shareholders’ equity at December 31, 2021 was $2.22 billion, an increase of $215 million from December 31, 2020. The increase was primarily a result of net income of $270 million and the issuance of $95.5 million of common stock in connection with the Aquesta and FinTrust acquisitions. These increases were partially offset by dividends on common and preferred stock of $76.0 million, common stock repurchases of $15.1 million, and other comprehensive loss of $64.2 million mostly driven by unrealized holding losses on AFS debt securities.

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

CET1 capital consists of common shareholders’ equity, excluding AOCI, intangible assets (goodwill, deposit-based intangibles and certain other intangibles, including certain servicing assets), net of associated deferred tax liabilities, and disallowed deferred tax assets. Tier 1 capital consists of CET1 plus non-cumulative perpetual preferred stock. Tier 2 capital includes the allowable portion of the ACL up to 1.25% of RWA as well as qualifying subordinated debt and trust preferred securities. Tier 1 capital plus Tier 2 capital is referred to as Total risk-based capital.

We have outstanding junior subordinated debentures related to trust preferred securities totaling $20.6 million at December 31, 2021, of which $20.0 million (excluding common securities) qualified as Tier 2 capital. Further information on trust preferred securities is provided in Note 12 to the consolidated financial statements.

The following table outlines the minimum ratios required for capital adequacy purposes, as well as the thresholds for a categorization of “well-capitalized”.

Table 19 - Capital Ratios
As of December 31,

				United Community Banks, Inc. (consolidated)		United Community Bank
	Minimum Capital	Well-Capitalized	Minimum Capital Plus Capital Conservation Buffer	2021	2020	2021	2020
Risk-based ratios:
CET1 capital	4.5%	6.5%	7.0%	12.46%	12.31%	12.87%	13.31%
Tier 1 capital	6.0	8.0	8.5	13.17	13.10	12.87	13.31
Total capital	8.0	10.0	10.5	14.65	15.15	13.46	14.28
Leverage ratio	4.0	5.0	N/A	8.75	9.28	8.53	9.42

Additional information related to capital ratios, as calculated under regulatory guidelines, is provided in Note 21 to the consolidated financial statements. As of December 31, 2021 and 2020, both United and the Bank were characterized as “well-capitalized”.

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

Table 20 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at December 31,
	2021		2020
Change in Rates	Shock	Ramp	Shock	Ramp
100 basis point increase	3.87%	3.07%	3.80%	2.88%
100 basis point decrease	(4.45)	(3.80)	(1.89)	(1.82)

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

Management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and in compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

Based on our assessment, management concluded that as of December 31, 2021, United Community Banks, Inc.’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ H. Lynn Harton	/s/ Jefferson L. Harralson
H. Lynn Harton	Jefferson L. Harralson
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of United Community Banks, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of United Community Banks, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income (loss), of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses on financial instruments in 2020.

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

Allowance for Credit Losses - Loans

As described in Notes 1 and 6 to the consolidated financial statements, the allowance for credit losses – loans and leases (collectively referred to as “loans”) represents management’s estimate of expected credit losses for the remaining estimated life of loans and leases. As of December 31, 2021, the allowance for credit losses - loans was $103 million. Management determines the allowance for credit losses - loans using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Expected credit losses were estimated using a regression model based on historical data from peer banks which incorporates a third party vendor’s economic forecast to predict the change in credit losses. The allowance for credit losses - loans is calculated using a discounted cash flow methodology at the loan level, with loss rates, prepayment assumptions, and curtailment assumptions driven by each loan’s collateral type. As of December 31, 2021, the Company applied qualitative factors to the model output for the income producing commercial real estate and equipment finance portfolios.

The principal considerations for our determination that performing procedures relating to the allowance for credit losses - loans is a critical audit matter are (i) the significant judgment by management when estimating expected credit losses, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the qualitative factors applied to the model output for the income producing commercial real estate and equipment finance portfolios and (ii) the audit effort involved use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s allowance for credit losses - loans estimation process, including controls over the qualitative factors applied to the model output for the income producing commercial real estate and equipment finance portfolios. These procedures also included, among others, (i) testing management’s process for determining the allowance for credit losses - loans, (ii) evaluating the appropriateness of management’s methodology, (iii) testing the completeness and accuracy of the data used by management, and (iv) evaluating the reasonableness of the qualitative factors applied to the model output for the income producing real estate and equipment finance portfolios. Professionals with specialized skill and knowledge were used to assist in testing management’s process for determining the allowance for credit losses - loans, evaluating the appropriateness of management’s methodology, and evaluating the reasonableness of the qualitative factors applied to the model output.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 25, 2022

We have served as the Company’s auditor since 2013.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2021 and 2020
(in thousands, except share data)

	2021	2020
ASSETS
Cash and due from banks	$144,244	$148,896
Interest-bearing deposits in banks	2,147,266	1,459,723
Federal funds and other short-term investments	27,000	—
Cash and cash equivalents	2,318,510	1,608,619
Debt securities available-for-sale	4,496,824	3,224,721
Debt securities held-to-maturity (fair value $1,148,804 and $437,193, respectively)	1,156,098	420,361
Loans held for sale at fair value	44,109	105,433
Loans and leases held for investment	11,760,346	11,370,815
Less allowance for credit losses - loans and leases	(102,532)	(137,010)
Loans and leases, net	11,657,814	11,233,805
Premises and equipment, net	245,296	218,489
Bank owned life insurance	217,713	201,969
Accrued interest receivable	42,999	47,672
Net deferred tax asset	41,322	38,411
Derivative financial instruments	42,480	86,666
Goodwill and other intangible assets, net	472,407	381,823
Other assets	211,199	226,405
Total assets	$20,946,771	$17,794,374
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$6,956,981	$5,390,291
Interest-bearing deposits	11,284,198	9,842,067
Total deposits	18,241,179	15,232,358
Long-term debt	247,360	326,956
Derivative financial instruments	25,145	29,003
Accrued expenses and other liabilities	210,842	198,527
Total liabilities	18,724,526	15,786,844

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1 par value: 10,000,000 shares authorized; Series I, $25,000 per share liquidation preference; 4,000 shares issued and outstanding	96,422	96,422
Common stock, $1 par value; 200,000,000 and 150,000,000 shares authorized, respectively; 89,349,826 and 86,675,279 shares issued and outstanding, respectively	89,350	86,675
Common stock issuable; 595,705 and 600,834 shares, respectively	11,288	10,855
Capital surplus	1,721,007	1,638,999
Retained earnings	330,654	136,869
Accumulated other comprehensive (loss) income	(26,476)	37,710
Total shareholders’ equity	2,222,245	2,007,530
Total liabilities and shareholders’ equity	$20,946,771	$17,794,374

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the Years Ended December 31, 2021, 2020 and 2019
(in thousands, except per share data)

	2021	2020	2019
Interest revenue:
Loans, including fees	$505,734	$494,212	$476,039
Investment securities:
Taxable	61,994	55,031	69,920
Tax exempt	8,978	7,043	4,564
Deposits in banks and short-term investments	2,088	1,710	2,183
Total interest revenue	578,794	557,996	552,706
Interest expense:
Deposits	14,845	41,772	66,856
Short-term borrowings	—	3	838
Federal Home Loan Bank advances	3	28	2,697
Long-term debt	14,912	14,434	12,921
Total interest expense	29,760	56,237	83,312
Net interest revenue	549,034	501,759	469,394
(Release of) provision for credit losses	(37,550)	80,434	13,150
Net interest revenue after provision for credit losses	586,584	421,325	456,244
Noninterest income:
Service charges and fees	33,868	32,401	36,797
Mortgage loan gains and related fees	58,446	76,087	27,145
Wealth management fees	18,998	9,240	6,150
Gains from other loan sales, net	11,267	5,420	6,867
Other lending and loan servicing fees	9,427	8,028	4,054
Securities gains (losses), net	83	748	(1,021)
Other	25,729	24,185	24,721
Total noninterest income	157,818	156,109	104,713
Total revenue	744,402	577,434	560,957
Noninterest expenses:
Salaries and employee benefits	241,443	224,060	196,440
Occupancy	28,619	25,791	23,350
Communications and equipment	29,829	27,149	24,613
Professional fees	20,589	18,032	17,028
Lending and loan servicing expense	10,859	10,993	9,416
Outside services - electronic banking	9,481	7,513	7,020
Postage, printing and supplies	7,110	6,779	6,370
Advertising and public relations	5,910	15,203	6,170
FDIC assessments and other regulatory charges	7,398	5,982	4,901
Amortization of intangibles	4,045	4,168	4,938
Merger-related and other charges	13,970	7,018	6,907
Other	17,386	15,301	15,092
Total noninterest expenses	396,639	367,989	322,245
Income before income taxes	347,763	209,445	238,712
Income tax expense	77,962	45,356	52,991
Net income	$269,801	$164,089	$185,721

Net income available to common shareholders	$261,269	$159,269	$184,346

Income per common share:
Basic	$2.97	$1.91	$2.31
Diluted	2.97	1.91	2.31
Weighted average common shares outstanding:
Basic	87,940	83,184	79,700
Diluted	88,097	83,248	79,708
See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2021, 2020 and 2019
(in thousands, except per share data)

	2021			2020			2019
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$347,763	$(77,962)	$269,801	$209,445	$(45,356)	$164,089	$238,712	$(52,991)	$185,721
Other comprehensive (loss) income:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding (losses) gains	(92,231)	23,294	(68,937)	39,385	(9,514)	29,871	64,749	(15,696)	49,053
Reclassification adjustment for (gains) losses recognized in net income	(83)	(46)	(129)	(748)	191	(557)	1,021	(247)	774
Net unrealized (losses) gains	(92,314)	23,248	(69,066)	38,637	(9,323)	29,314	65,770	(15,943)	49,827
Amortization of losses included in net income on available-for-sale securities transferred to held-to-maturity	—	—	—	723	(173)	550	383	(92)	291
Derivative instruments designated as cash flow hedges:
Amortization of losses included in net income on terminated derivative financial instruments previously accounted for as cash flow hedges	—	—	—	—	—	—	337	(86)	251
Unrealized holding gains (losses) on derivatives	3,837	(979)	2,858	(149)	38	(111)	—	—	—
Reclassification of losses on derivative instruments recognized in net income	608	(156)	452	359	(91)	268	—	—	—
Net cash flow hedge activity	4,445	(1,135)	3,310	210	(53)	157	337	(86)	251
Defined benefit pension plan activity:
Termination of defined benefit pension plan	—	—	—	—	—	—	1,558	(398)	1,160
Amendments to defined benefit pension plans	—	—	—	—	—	—	(386)	99	(287)
Net actuarial gain (loss) on defined benefit pension plans	1,066	(273)	793	(1,804)	461	(1,343)	(2,390)	610	(1,780)
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plans	1,044	(267)	777	857	(219)	638	699	(178)	521
Net defined benefit pension plan activity	2,110	(540)	1,570	(947)	242	(705)	(519)	133	(386)
Total other comprehensive (loss) income	(85,759)	21,573	(64,186)	38,623	(9,307)	29,316	65,971	(15,988)	49,983
Comprehensive income	$262,004	$(56,389)	$205,615	$248,068	$(54,663)	$193,405	$304,683	$(68,979)	$235,704
See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2021, 2020 and 2019
(in thousands except share data)

	Shares of Common Stock	Preferred Stock	Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2018	79,234,077	$—	$79,234	$10,744	$1,499,584	$(90,419)	$(41,589)	$1,457,554
Net income						185,721		185,721
Other comprehensive income							49,983	49,983
Purchases of common stock	(500,495)		(500)		(12,520)			(13,020)
Common stock dividends ($0.68 per share)						(54,601)		(54,601)
Impact of equity-based compensation awards	122,100		122	1,476	6,532			8,130
Impact of other equity plans	158,047		158	(729)	3,045			2,474
Adoption of new accounting standard						(549)		(549)
December 31, 2019	79,013,729	—	79,014	11,491	1,496,641	40,152	8,394	1,635,692
Net income						164,089		164,089
Other comprehensive income							29,316	29,316
Issuance of preferred stock		96,422						96,422
Common stock issued for acquisitions	8,130,633		8,131		155,458			163,589
Purchases of common stock	(826,482)		(827)		(19,955)			(20,782)
Preferred stock dividends						(3,533)		(3,533)
Common stock dividends ($0.72 per share)						(60,310)		(60,310)
Impact of equity-based compensation awards	202,437		202	1,120	4,764			6,086
Impact of other equity plans	154,962		155	(1,756)	2,091			490
Adoption of new accounting standard						(3,529)		(3,529)
December 31, 2020	86,675,279	96,422	86,675	10,855	1,638,999	136,869	37,710	2,007,530
Net income						269,801		269,801
Other comprehensive loss							(64,186)	(64,186)
Common stock issued for acquisitions	2,863,734		2,864		92,661			95,525
Purchases of common stock	(492,744)		(493)		(14,608)			(15,101)
Preferred stock dividends						(6,876)		(6,876)
Common stock dividends ($0.78 per share)						(69,140)		(69,140)
Impact of equity-based compensation awards	224,706		225	1,061	2,406			3,692
Impact of other equity plans	78,851		79	(628)	1,549			1,000
December 31, 2021	89,349,826	$96,422	$89,350	$11,288	$1,721,007	$330,654	$(26,476)	$2,222,245

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2021, 2020 and 2019
(in thousands)

	2021	2020	2019
Operating activities:
Net income	$269,801	$164,089	$185,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	(2,063)	(8,586)	23,952
(Release of) provision for credit losses	(37,550)	80,434	13,150
Stock-based compensation	6,554	7,887	9,360
Deferred income tax expense	20,787	2,668	14,909
Securities (gains) losses, net	(83)	(748)	1,021
Gains from other loan sales, net	(11,267)	(5,420)	(6,867)
Changes in assets and liabilities:
Decrease (increase) in other assets and accrued interest receivable	53,416	(20,139)	(45,789)
Decrease in accrued expenses and other liabilities	(1,599)	(14,783)	(1,975)
Decrease (increase) in loans held for sale	61,324	(46,721)	(39,549)
Net cash provided by operating activities	359,320	158,681	153,933

Investing activities:
Debt securities held-to-maturity:
Proceeds from maturities and calls	68,319	57,981	50,379
Purchases	(806,405)	(157,465)	(59,629)
Debt securities available-for-sale and equity securities with readily determinable fair values:
Proceeds from sales	288,986	40,625	352,106
Proceeds from maturities and calls	974,721	834,725	349,758
Purchases	(2,587,420)	(1,456,311)	(294,245)
Net decrease (increase) in loans	178,234	(1,069,089)	(205,612)
Equity investments, outflows	(15,595)	(15,885)	—
Equity investments, inflows	8,481	401	—
Net cash received in (paid for) acquisitions	103,065	195,699	(19,545)
Purchases of premises and equipment	(26,483)	(18,462)	(20,944)
Proceeds from sales of premises and equipment	4,247	903	6,595
Proceeds from sale of other real estate owned	3,290	1,074	2,439
Other investing outflows	(610)	—	—
Other investing inflows	767	5,241	1,916
Net cash (used in) provided by investing activities	(1,806,403)	(1,580,563)	163,218

Financing activities:
Net increase in deposits	2,353,451	2,534,471	151,401
Proceeds from Federal Home Loan Bank advances	10,000	5,000	1,625,000
Repayment of Federal Home Loan Bank advances	(34,509)	(134,121)	(1,785,000)
Repayment of long-term debt	(80,632)	—	(55,266)
Proceeds from issuance of long-term debt, net of issuance costs	—	98,552	—
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	506	1,317	2,193
Proceeds from exercise of options and warrants	231	—	212
Cash paid for shares withheld to cover payroll taxes related to equity instruments	(3,182)	(3,119)	(1,686)
Repurchase of common stock	(15,101)	(20,782)	(13,020)
Proceeds from issuance of Series I preferred stock, net of issuance costs	—	96,422	—
Cash dividends on common stock	(66,914)	(58,912)	(53,044)
Cash dividends on preferred stock	(6,876)	(3,533)	—
Net cash provided by (used in) financing activities	2,156,974	2,515,295	(129,210)

Net change in cash and cash equivalents	709,891	1,093,413	187,941
Cash and cash equivalents at beginning of year	1,608,619	515,206	327,265
Cash and cash equivalents at end of year	$2,318,510	$1,608,619	$515,206
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

Organization and Basis of Presentation
The Holding Company is a bank holding company under the BHC Act and, as of July 1, 2021, a financial holding company under the GLB Act. Financial holding company status allows for engagement in a broader range of financial activities. Prior to that the Holding Company was a bank holding company. The Holding Company’s principal business is conducted by its wholly-owned commercial bank subsidiary, United Community Bank. United is subject to regulation under the BHC Act. The consolidated financial statements include the accounts of the Holding Company, the Bank and other wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Effective July 1, 2021, the Bank moved its headquarters from Blairsville, Georgia to Greenville, South Carolina and became a South Carolina state-chartered bank subject to examination and reporting requirements of the SCBFI. Prior to that date, the Bank was a Georgia state-chartered bank subject to examination and reporting requirements of the GADBF. The Bank serves both rural and metropolitan markets in Georgia, South Carolina, North Carolina, Tennessee and Florida and provides a full range of banking services. The Bank is insured by and subject to the regulation of the FDIC.

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

Investment Securities
Debt Securities: Debt securities are classified as HTM and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as AFS when they may be sold before maturity. AFS securities are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

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

Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains or losses associated with transfers of securities from AFS to HTM are included in the balance of AOCI in the consolidated balance sheets. These unrealized holding gains or losses are amortized/accreted into income over the remaining life of the security as an adjustment to the yield in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.

A debt security is placed on nonaccrual status at the time any principal or interest payments become 90 days delinquent. Interest accrued but not received for a security placed on nonaccrual is reversed against interest income.

United implemented CECL upon adoption of ASC 326 on January 1, 2020. The CECL framework requires an estimate of expected credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. The following discussion provides a description of the methodology applied to calculate the ACL under CECL. Prior to the adoption of ASC 326, management evaluated securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warranted such evaluation.

ACL - HTM Debt Securities: Management measures current expected credit losses on HTM debt securities on a collective basis by major security type. The estimate of current expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management classifies the HTM portfolio into the following major security types: U.S. Treasuries, U.S. Government agencies and GSEs, state and political subdivisions, residential mortgage-backed, agency and GSEs, commercial mortgage-backed, agency and GSEs and supranational entities. Accrued interest receivable on HTM debt is excluded from the estimate of credit losses.

All of the residential and commercial mortgage-backed securities held by United as HTM are issued by U.S. Government agencies and GSEs. These securities are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies and have a long history of no credit losses. The state and political subdivision securities are highly rated by major rating agencies.

ACL - AFS Debt Securities: For AFS debt securities in an unrealized loss position, United first assesses whether it intends to sell, or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, United evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.

Changes in the ACL are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the ACL when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Equity securities: Equity securities are included in other assets on the consolidated balance sheets. Those with readily determinable fair values are carried at fair value with changes in fair value recognized in net income. Those without readily determinable fair values include, among others, FHLB stock held to meet FHLB requirements related to outstanding advances and CRA equity investments, including those where the returns are primarily derived from LIHTC. FHLB stock, which totaled $9.23 million at December 31, 2021, is accounted for using the cost method of accounting. LIHTC investments are accounted for using the proportional amortization method of accounting for qualified affordable housing investments which results in the amortization

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies, continued
being reported as a component of income tax expense. Obligations related to unfunded commitments for LIHTC investments are reported in other liabilities. Other CRA investments are accounted for using the equity method of accounting. As conditions warrant, management reviews investments for impairment and adjusts the carrying value of the investment if it is deemed to be impaired.

Loans Held for Sale
United has elected the fair value option for mortgage loans held for sale in order to reduce certain timing differences and match changes in fair values of the loans with changes in the fair value of derivative instruments used to economically hedge them.

Loans and Leases
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts and deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income over the life of the loan.

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

Nonaccrual Loans: The accrual of interest is generally discontinued when a loan becomes 90 days past due or when management believes, after considering economic and business conditions and collection efforts, that the principal or interest will not be collectable in the normal course of business. A loan may continue to accrue interest after 90 days if it is well collateralized and in the process of collection. Past due status is based on contractual terms of the loan. During 2020 and 2021, United granted loan payment deferrals in accordance with the CARES Act and interagency guidance for certain borrowers experiencing temporary cash flow shortages as a result of the COVID-19 pandemic. During the temporary payment deferral period, these loans are not considered past due.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for using the cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest payments are reflected as a reduction of the carrying amount of the loan and interest income is not recognized until the loan balance is reduced to zero. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance and future payments are reasonably assured.

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

Concentration of Credit Risk: Most of United’s business activity is with customers located within the markets where it has banking operations. Therefore, United’s exposure to credit risk is significantly affected by changes in the economy within its markets. Approximately 73% of United’s loan portfolio is secured by real estate and is therefore susceptible to changes in real estate valuations.

ACL- Loans
United implemented CECL upon adoption of ASC 326 on January 1, 2020. The CECL framework requires an estimate of expected credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. The following discussion provides a description of the methodology applied to calculate the ACL under CECL. The Incurred Loss method was utilized in periods prior to 2020 and is outlined in detail in our previously filed reports on Form 10-K.

The ACL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the ACL when management believes the uncollectibility of a loan balance is confirmed. Accrued interest receivable is excluded from the estimate of credit losses.

Management determines the ACL balance using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit behaviors along with model judgments provide the basis for the estimation of expected credit losses. Adjustments to modeled loss estimates may be made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in economic conditions, property values, or other relevant factors. For the majority of loans and leases the ACL is calculated using a discounted cash flow methodology applied at a loan level with a one-year reasonable and supportable forecast period and a two-year straight-line reversion period.

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

HELOC - Risks common to home equity lines of credit are general economic conditions, including an increase in unemployment rates, and declining real estate values that reduce or eliminate the borrower’s home equity.

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

Other intangible assets, which are initially recorded at fair value, consist of core deposit and customer list intangibles resulting from acquisitions. Core deposit intangible assets are amortized over their estimated useful lives using the sum-of-the-years-digits method. Customer list intangibles are amortized over their estimated useful lives using the straight-line method.

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

Operating Leases
United records a ROU asset, included in other assets, and a related lease liability, included in other liabilities, for eligible operating leases for which it is the lessee, which include leases for land, buildings, and equipment. At lease commencement, United records the ROU asset and related lease liability based on the present value of lease payments over the lease term. Absent a readily determinable interest rate in the lease agreement, United utilizes the Bank’s incremental borrowing rate for secured borrowings as the discount rate used in the present value calculation. Payments related to these leases consist primarily of base rent and, in the case of building leases, additional operating costs associated with the leased property such as common area maintenance and utilities. In most cases these operating costs vary over the term of the lease, and therefore are classified as variable lease costs, which are recognized as incurred in the consolidated statement of income. In addition, certain operating leases include costs such as property taxes and insurance, which are recognized as incurred in the consolidated statement of

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies, continued
income. Many of United’s operating leases contain renewal options, which are included in the measurement of the ROU asset and lease liability to the extent they are reasonably certain to be exercised. United also subleases and leases certain real estate properties to third parties under operating leases. United does not recognize a lease liability or ROU asset on the consolidated balance sheet related to short-term leases with a term of less than one year. Lease payments for short-term leases are recognized as expense over the lease term.

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

Income Taxes
DTAs and DTLs are recorded for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. DTAs and DTLs are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect of a change in tax rates on DTAs and DTLs is recognized in income tax expense during the period that includes the enactment date.

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

To accommodate customers, United enters into interest rate swaps, caps or collars with certain commercial loan customers, with offsetting positions to dealers under a back-to-back swap/cap/collar program. In addition, United occasionally enters into credit risk participation agreements with counterparty banks to accept a portion of the credit risk related to interest rate swaps. This allows customers to execute an interest rate swap with one bank while allowing for the distribution of the credit risk among participating members. Credit risk participation agreements arise when United contracts with other financial institutions, as a guarantor, to share credit risk associated with certain interest rate swaps. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. These transactions are typically executed in conjunction with a participation in a loan with the same customer. Collateral used to support the credit risk for the underlying lending relationship is also available to offset the risk of the credit risk participation.

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

Dividend Restrictions
Banking regulations require maintaining certain capital levels and may limit dividends paid by the Bank to the Holding Company or by the Holding Company to shareholders. As a South Carolina state-chartered bank, the Bank is permitted to pay a dividend of up to 100% of its current year earnings without requesting approval of the SCBFI, provided certain conditions are met. Prior to July 1, 2021, as a Georgia state-chartered bank, the Board could declare dividends from the Bank to the Holding Company out of retained earnings of up to fifty percent of the Bank’s net income from the previous year without notifying or seeking approval from the GADBF, provided certain conditions were met.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)    Accounting Standards Updates and Recently Adopted Standards, continued

Accounting Standards Updates Not Yet Adopted as of December 31, 2021
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from contracts with Customers. The update requires that an acquiring entity apply the guidance from Revenue from Contracts with Customers (Topic 606) to recognize and measure contract assets and contract liabilities in a business combination, rather than fair value. For public entities, this guidance is effective for fiscal years beginning after December 15, 2022, with early adoption permitted, and requires prospective application. United does not expect the new guidance to have a material impact on the consolidated financial statements.

In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments. The update amends the lease classification requirements for lessors to align them with practice under the former lease accounting standard. Specifically, lessors should classify a lease with variable lease payments that do not depend on a reference index or rate as an operating lease if certain criteria are met. Adoption of this update as of January 1, 2022 did not have a material impact on the consolidated financial statements.

(3)    Acquisitions

The following note details acquisitions accounted for as business combinations during the periods covered by this Report. Accordingly, assets acquired and liabilities assumed are presented at fair value as of the acquisition date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Goodwill is established when the fair value of consideration paid exceeds the fair value of the identifiable assets acquired and liabilities assumed. Fair values are considered preliminary for a period not to exceed one year after the acquisition date and are subject to refinement as information relative to closing date fair values becomes available.

FinTrust
On July 6, 2021, United completed the acquisition of FinTrust, an investment advisory firm headquartered in Greenville, South Carolina, with additional locations in Anderson, South Carolina, and Athens and Macon, Georgia. The firm provides wealth and investment management services to individuals and institutions within its markets. United’s operating results for the year ended December 31, 2021 include FinTrust’s operating results for the period subsequent to the acquisition date.

FinTrust shareholders received $21.7 million in total consideration, which consisted of $4.40 million (132,299 shares) of United common stock, $9.62 million in cash paid at closing, $4.40 million in cash payable due on the first anniversary of the acquisition date and $3.30 million of contingent consideration. The contingent consideration represents an earn-out payment due to the sellers of FinTrust on the second anniversary of the acquisition date. The earn-out payment is subject to the achievement of defined target revenue ratios during the two-year period following the acquisition date, which are expected to be fully achieved.

At acquisition, United recognized $22.8 million of assets and $1.10 million of liabilities. Assets recorded as a result of the acquisition included goodwill of $14.2 million and a customer relationship intangible of $7.53 million. Goodwill reflects the value of FinTrust’s broad array of products and services, which enhances United’s existing wealth management business. Goodwill is expected to be deductible for tax purposes. United is amortizing the related customer relationship intangible using the straight-line method over 15 years, which represents the expected useful life of the asset. In addition, United recognized right-of-use assets and operating lease liabilities totaling $822,000 for FinTrust’s leased locations.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)    Acquisitions, continued

Aquesta
On October 1, 2021, United completed the acquisition of Aquesta, a bank headquartered in Cornelius, North Carolina, which operated a network of branches primarily located in the Charlotte metropolitan area. United’s operating results for the year ended December 31, 2021 include the operating results of the acquired business for the period subsequent to the acquisition date of October 1, 2021.

The following table presents purchased assets and assumed liabilities recorded at their acquisition date fair values and consideration transferred as well as supplementary information related to the acquired loan portfolio at the acquisition date (in thousands).

Aquesta

Fair Value Recorded by United
October 1, 2021
Assets
Cash and cash equivalents	$153,091
Debt securities	60,762
Loans	498,312
Premises and equipment	18,112
BOLI	12,540
Accrued interest receivable	1,419
Net deferred tax asset	2,129
Core deposit intangible	2,030
Other assets	7,553
Total assets acquired	755,948
Liabilities
Deposits	657,724
FHLB advances	24,509
Other liabilities	12,084
Total liabilities assumed	694,317
Total identifiable net assets	61,631
Consideration transferred
Cash	40,542
Common stock issued (2,731,435 shares)	89,646
Option and warrant equity instruments converted	1,478
Total fair value of consideration transferred	131,666
Goodwill	$70,035

Supplementary Information on Acquired Loans
October 1, 2021
PCD loans:
Par Value	$75,579
ACL at acquisition	(3,544)
Non-credit discount	(692)
Purchase price	$71,343

Non-PCD loans:
Fair value	$426,969
Gross contractual amounts receivable	482,737
Estimate of contractual cash flows not expected to be collected	3,399

Goodwill represents the intangible value of Aquesta’s business and reputation within the markets it served and is not expected to be deductible for income tax purposes. The Aquesta core deposit intangible will be amortized over its expected useful life of 10 years using the sum-of-the-years-digits method.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)    Acquisitions, continued

Three Shores
On July 1, 2020, United completed the acquisition of Three Shores, including its wholly-owned subsidiary, Seaside, headquartered in Orlando, Florida. Seaside operated a 14-branch network located in key Florida metropolitan markets.

The following table presents purchased assets and assumed liabilities recorded at their acquisition date fair values and consideration transferred as well as supplementary information related to the acquired loan portfolio at the acquisition date (in thousands)

Three Shores

Fair Value Recorded by United
July 1, 2020
Assets
Cash and cash equivalents	$219,807
Debt securities	381,740
Loans	1,427,966
Premises and equipment	1,584
Accrued interest receivable	7,681
Derivative assets	11,800
Net deferred tax asset	15,061
Core deposit intangible	3,360
Other assets	65,340
Total assets acquired	2,134,339
Liabilities
Deposits	1,802,694
FHLB advances and long-term debt	144,121
Derivative liabilities	12,165
Other liabilities	28,046
Total liabilities assumed	1,987,026
Total identifiable net assets	147,313
Consideration transferred
Cash	24,108
Common stock issued (8,130,633 shares)	163,589
Total fair value of consideration transferred	187,697
Goodwill	$40,384

Supplementary Information on Acquired Loans
July 1, 2020
PCD loans:
Par Value	$283,137
ACL at acquisition	(11,152)
Non-credit discount	(8,694)
Purchase price	$263,291

Non-PCD loans:
Fair value	$1,164,675
Gross contractual amounts receivable	1,358,793
Estimate of contractual cash flows not expected to be collected	76,503

Goodwill represents the intangible value of Three Shores’ business and reputation within the markets it served and is not expected to be deductible for income tax purposes. The Three Shores core deposit intangible will be amortized over its expected useful life of 10 years using the sum-of-the-years-digits method.

During the fourth quarter of 2020, within the one-year measurement period, United received additional information regarding acquisition date money market fund balances held by third party investment brokers and accrued interest receivable on certain debt securities and loans. As a result, the provisional fair values assigned to acquired cash and cash equivalents and accrued

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)    Acquisitions, continued

interest receivable increased by $1.09 million and $116,000, respectively. As a result of these adjustments, goodwill was reduced by $1.21 million. These adjustments are reflected in the fair values presented in the table above.

Pro forma information - unaudited

The following table discloses the impact of the mergers with Aquesta, FinTrust, Three Shores and the 2019 acquisition of FMBT since the respective acquisition dates through December 31 of the year of acquisition. The table also presents certain pro forma information as if Aquesta and FinTrust had been acquired on January 1, 2020, Three Shores had been acquired January 1, 2019 and FMBT had been acquired on January 1, 2018. These results combine the historical results of the acquired entities with United’s consolidated statements of income and, while adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisitions taken place in earlier years.

For purposes of pro forma information, merger-related costs incurred in the year of acquisition are excluded from the actual acquisition year results and included in the pro forma acquisition year results. As a result, merger-related costs related to the acquisitions of Aquesta and FinTrust of $9.00 million and $518,000, respectively, are reflected in 2020 pro forma information and merger-related costs related to the acquisition of Three Shores of $5.04 million are reflected in 2019 pro forma information. Merger-related costs related to the acquisition of FMBT of $2.02 million were previously reported in 2018 pro forma information, which is not presented in the following table.

The following table presents the actual results and pro forma information for the periods indicated (in thousands).

	(Unaudited) Year Ended December 31,
	Revenue	Net Income
2021
Actual Aquesta results included in statement of income since acquisition date	$2,122	$(282)
Actual FinTrust results included in statement of income since acquisition date	4,326	(26)
Supplemental consolidated pro forma as if Aquesta and FinTrust had been acquired January 1, 2020	771,289	279,568

2020
Actual Three Shores results included in statement of income since acquisition date	$24,541	$6,800
Supplemental consolidated pro forma as if Aquesta and FinTrust had been acquired January 1, 2020 and Three Shores had been acquired January 1, 2019	622,848	164,284
2019
Actual FMBT results included in statement of income since acquisition date	$7,525	$4,053
Supplemental consolidated pro forma as if Three Shores had been acquired on January 1, 2019 and FMBT had been acquired January 1, 2018	636,079	210,232

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(4) Supplemental Cash Flow Information

The supplemental schedule of cash and noncash activities for the periods indicated is as follows (in thousands).

	2021	2020	2019
Cash paid during the period for:
Interest	$32,000	$59,967	$85,973
Income taxes paid	55,754	36,536	33,776

Significant non-cash investing and financing transactions:
Transfers of loans to foreclosed properties	1,849	822	1,173
Unsettled sales of government guaranteed loans	—	—	8,194
Acquisitions:
Assets acquired	848,806	2,174,723	264,937
Liabilities assumed	695,420	1,987,026	212,844
Net assets acquired	153,386	187,697	52,093
Value of common stock issued	94,046	163,589	—
Other non-cash consideration (1)	9,178	—	—
(1) See Note 3, Acquisitions, for further detail.

(5) Investment Securities

At December 31, 2021 and 2020, securities with a carrying value of $1.46 billion and $1.11 billion, respectively, were pledged primarily to secure deposits.

The cost basis, unrealized gains and losses, and fair value of HTM debt securities as of the dates indicated are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2021
U.S. Treasuries	$19,803	$20	$—	$19,823
U.S. Government agencies & GSEs	70,180	—	1,121	69,059
State and political subdivisions	257,688	4,341	4,080	257,949
Residential MBS, Agency & GSE	381,641	2,021	3,687	379,975
Commercial MBS, Agency & GSE	411,786	4,106	8,915	406,977
Supranational entities	15,000	21	—	15,021
Total	$1,156,098	$10,509	$17,803	$1,148,804

As of December 31, 2020
U.S. Government agencies & GSEs	$10,575	$26	$11	$10,590
State and political subdivisions	197,723	7,658	242	205,139
Residential MBS, Agency & GSE	113,400	4,774	1	118,173
Commercial MBS, Agency & GSE	98,663	4,874	246	103,291
Total	$420,361	$17,332	$500	$437,193

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5) Investment Securities, continued

The cost basis, unrealized gains and losses, and fair value of AFS debt securities as of the dates indicated are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2021
U.S. Treasuries	$218,027	$1,661	$2,168	$217,520
U.S. Government agencies & GSEs	189,855	605	3,428	187,032
State and political subdivisions	263,269	15,237	2,662	275,844
Residential MBS, Agency & GSE	2,079,700	9,785	28,521	2,060,964
Residential MBS, Non-agency	81,925	2,249	4	84,170
Commercial MBS, Agency & GSE	870,563	2,974	16,156	857,381
Commercial MBS, Non-agency	15,202	1,268	—	16,470
Corporate bonds	194,164	814	1,812	193,166
Asset-backed securities	603,824	2,000	1,547	604,277
Total	$4,516,529	$36,593	$56,298	$4,496,824

As of December 31, 2020
U.S. Treasuries	$123,677	$4,395	$—	$128,072
U.S. Government agencies & GSEs	152,596	701	325	152,972
State and political subdivisions	253,630	20,891	49	274,472
Residential MBS, Agency & GSE	1,275,551	29,107	766	1,303,892
Residential MBS, Non-agency	174,322	7,499	128	181,693
Commercial MBS, Agency & GSE	524,852	8,013	597	532,268
Commercial MBS, Non-agency	15,350	1,513	—	16,863
Corporate bonds	70,057	1,711	1	71,767
Asset-backed securities	562,076	1,278	632	562,722
Total	$3,152,111	$75,108	$2,498	$3,224,721

At year-end 2021 and 2020, there were no holdings of debt obligations of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following summarizes HTM debt securities in an unrealized loss position as of the dates indicated (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2021
U.S. Government agencies & GSEs	$64,658	$888	$4,401	$233	$69,059	$1,121
State and political subdivisions	131,128	3,590	9,006	490	140,134	4,080
Residential MBS, Agency & GSE	289,132	3,687	—	—	289,132	3,687
Commercial MBS, Agency & GSE	314,049	8,540	10,384	375	324,433	8,915
Total unrealized loss position	$798,967	$16,705	$23,791	$1,098	$822,758	$17,803

As of December 31, 2020
U.S. Government agencies & GSEs	$4,677	$11	$—	$—	$4,677	$11
State and political subdivisions	14,870	242	—	—	14,870	242
Residential MBS, Agency & GSE	999	1	—	—	999	1
Commercial MBS, Agency & GSE	24,956	236	1,352	10	26,308	246
Total unrealized loss position	$45,502	$490	$1,352	$10	$46,854	$500

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5) Investment Securities, continued

The following summarizes AFS debt securities in an unrealized loss position as of the dates indicated (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2021
U.S. Treasuries	$111,606	$2,168	$—	$—	$111,606	$2,168
U.S. Government agencies & GSEs	132,893	2,591	20,093	837	152,986	3,428
State and political subdivisions	69,302	2,581	3,148	81	72,450	2,662
Residential MBS, Agency & GSE	1,534,744	25,799	74,481	2,722	1,609,225	28,521
Residential MBS, Non-agency	12,608	4	—	—	12,608	4
Commercial MBS, Agency & GSE	582,235	13,098	66,014	3,058	648,249	16,156
Corporate bonds	149,246	1,811	16	1	149,262	1,812
Asset-backed securities	195,164	1,546	571	1	195,735	1,547
Total unrealized loss position	$2,787,798	$49,598	$164,323	$6,700	$2,952,121	$56,298

As of December 31, 2020
U.S. Government agencies & GSEs	$27,952	$324	$607	$1	$28,559	$325
State and political subdivisions	9,402	49	—	—	9,402	49
Residential MBS, Agency & GSE	232,199	766	—	—	232,199	766
Residential MBS, Non-agency	2,331	128	—	—	2,331	128
Commercial MBS, Agency & GSE	89,918	597	—	—	89,918	597
Corporate bonds	1,410	1	—	—	1,410	1
Asset-backed securities	87,305	28	53,587	604	140,892	632
Total unrealized loss position	$450,517	$1,893	$54,194	$605	$504,711	$2,498

At December 31, 2021, there were 408 AFS debt securities and 94 HTM debt securities that were in an unrealized loss position. Management does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of its amortized cost basis. Unrealized losses at December 31, 2021 and 2020 were primarily attributable to changes in interest rates.

At December 31, 2021 and 2020, calculated credit losses and, thus, the related ACL on HTM debt securities were de minimis due to the high credit quality of the portfolio, which included securities issued or guaranteed by the U.S. Treasury, U.S. Government agencies, GSEs, high credit quality municipalities and supranational entities. As a result, no ACL was recorded on the HTM portfolio at December 31, 2021 and 2020. In addition, based on the assessment performed as of December 31, 2021 and 2020, there was no ACL required related to the AFS portfolio. See Note 1 for additional details on the ACL as it relates to the securities portfolio.

The following table presents accrued interest receivable for the periods indicated on HTM and AFS debt securities (in thousands), which was excluded from the estimate of credit losses.

	Accrued Interest Receivable
	December 31, 2021	December 31, 2020
HTM	$3,596	$1,784
AFS	9,868	9,114

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5) Investment Securities, continued

Realized gains and losses are derived using the specific identification method for determining the cost of the securities sold. The following summarizes securities sales activities for the years ended December 31 (in thousands):

	2021	2020	2019
Proceeds from sales	$288,986	$40,625	$352,106

Gross gains on sales	$2,346	$748	$1,843
Gross losses on sales	(2,263)	—	(2,864)
Net gains (losses) on sales of securities	$83	$748	$(1,021)

Income tax expense (benefit) attributable to sales	$(46)	$191	$(247)

The amortized cost and fair value of AFS and HTM debt securities at December 31, 2021, by contractual maturity, are presented in the following table (in thousands). Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year:
U.S. Treasuries	$54,974	$55,418	$—	$—
U.S. Government agencies & GSEs	87	87	—	—
State and political subdivisions	15,008	15,247	5,200	5,324
Corporate bonds	2,657	2,657	—	—
	72,726	73,409	5,200	5,324
1 to 5 years:
U.S. Treasuries	74,101	74,800	—	—
U.S. Government agencies & GSEs	22,946	22,798	—	—
State and political subdivisions	33,290	34,711	8,762	9,548
Corporate bonds	100,553	99,958	—	—
	230,890	232,267	8,762	9,548
5 to 10 years:
U.S. Treasuries	88,952	$87,302	$19,803	$19,823
U.S. Government agencies & GSEs	79,812	77,606	31,962	31,578
State and political subdivisions	135,265	140,348	38,188	38,784
Corporate bonds	90,169	89,657	—	—
Supranational entities	—	—	15,000	15,021
	394,198	394,913	104,953	105,206
More than 10 years:
U.S. Government agencies & GSEs	87,010	86,541	38,218	37,481
State and political subdivisions	79,706	85,538	205,538	204,293
Corporate bonds	785	894	—	—
	167,501	172,973	243,756	241,774
Debt securities not due at a single maturity:
Asset-backed securities	603,824	604,277	—	—
Residential MBS	2,161,625	2,145,134	381,641	379,975
Commercial MBS	885,765	873,851	411,786	406,977

Total	$4,516,529	$4,496,824	$1,156,098	$1,148,804

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(6)    Loans and Leases and Allowance for Credit Losses

Major classifications of the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”) are summarized as of the dates indicated as follows (in thousands):

	December 31,
	2021	2020
Owner occupied commercial real estate	$2,321,685	$2,090,443
Income producing commercial real estate	2,600,858	2,540,750
Commercial & industrial(1)	1,910,162	2,498,560
Commercial construction	1,014,830	967,305
Equipment financing	1,083,021	863,830
Total commercial	8,930,556	8,960,888
Residential mortgage	1,637,885	1,284,920
HELOC	694,034	697,117
Residential construction	359,815	281,430
Consumer	138,056	146,460
Total loans	11,760,346	11,370,815
Less ACL - loans	(102,532)	(137,010)
Loans, net	$11,657,814	$11,233,805
(1) Commercial and industrial loans as of December 31, 2021 and 2020 included $88.3 million and $646 million of PPP loans, respectively.

At December 31, 2021 and 2020, $1.01 million and $2.18 million, respectively, in overdrawn deposit accounts were reclassified as consumer loans.

Accrued interest receivable related to loans totaled $28.5 million and $35.5 million at December 31, 2021 and 2020, respectively, and was reported in accrued interest receivable on the consolidated balance sheets.

At December 31, 2021, the loan portfolio was subject to blanket pledges on certain qualifying loan types with the FHLB to secure contingent funding sources.

The following table presents loans held for investment that were sold in the periods presented (in thousands). The gains and losses on these loan sales were included in noninterest income on the consolidated statements of income.

	Loans Sold
	2021	2020	2019
Guaranteed portion of SBA/USDA loans	$90,903	$48,385	$81,158
Equipment financing receivables	59,097	27,018	30,952
Indirect auto loans	—	—	102,789
Total	$150,000	$75,403	$214,899

At December 31, 2021 and 2020, equipment financing assets included leases of $37.7 million and $36.8 million, respectively. The components of the net investment in leases, which included both sales-type and direct financing, are presented below (in thousands).

	December 31,
	2021	2020
Minimum future lease payments receivable	$39,962	$38,934
Estimated residual value of leased equipment	3,216	3,263
Initial direct costs	669	672
Security deposits	(687)	(727)
Purchase accounting premium	—	117
Unearned income	(5,432)	(5,457)
Net investment in leases	$37,728	$36,802

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued
Minimum future lease payments expected to be received from equipment financing lease contracts as of December 31, 2021 were as follows (in thousands):

Year
2022	$15,667
2023	11,601
2024	7,100
2025	4,136
2026	1,369
Thereafter	89
Total	$39,962

Nonaccrual and Past Due Loans
The following table presents the amortized cost basis in loans by aging category and accrual status as of December 31, 2021 and 2020 (in thousands). Loans with active COVID-19 deferrals are not reported as past due to the extent they are in compliance with the deferral terms.

	Accruing
		Loans Past Due
	Current Loans	30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual Loans	Total Loans
As of December 31, 2021
Owner occupied commercial real estate	$2,318,944	$27	$—	$—	$2,714	$2,321,685
Income producing commercial real estate	2,593,124	146	—	—	7,588	2,600,858
Commercial & industrial	1,903,730	584	419	—	5,429	1,910,162
Commercial construction	1,014,211	—	276	—	343	1,014,830
Equipment financing	1,079,180	1,415	685	—	1,741	1,083,021
Total commercial	8,909,189	2,172	1,380	—	17,815	8,930,556
Residential mortgage	1,622,754	1,583	235	—	13,313	1,637,885
HELOC	691,814	920	88	—	1,212	694,034
Residential construction	358,741	654	—	—	420	359,815
Consumer	137,564	421	19	—	52	138,056
Total loans	$11,720,062	$5,750	$1,722	$—	$32,812	$11,760,346

As of December 31, 2020
Owner occupied commercial real estate	$2,079,845	$2,013	$3	$—	$8,582	$2,090,443
Income producing commercial real estate	2,522,743	1,608	1,250	—	15,149	2,540,750
Commercial & industrial	2,480,483	1,176	267	—	16,634	2,498,560
Commercial construction	964,947	231	382	—	1,745	967,305
Equipment financing	856,985	2,431	1,009	—	3,405	863,830
Total commercial	8,905,003	7,459	2,911	—	45,515	8,960,888
Residential mortgage	1,265,019	5,549	1,494	—	12,858	1,284,920
HELOC	692,504	1,942	184	—	2,487	697,117
Residential construction	280,551	365	—	—	514	281,430
Consumer	145,770	429	36	—	225	146,460
Total loans	$11,288,847	$15,744	$4,625	$—	$61,599	$11,370,815

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued

The following table presents nonaccrual loans by loan class for the periods indicated (in thousands).

	Nonaccrual loans
	December 31, 2021			December 31, 2020
	With no allowance	With an allowance	Total	With no allowance	With an allowance	Total
Owner occupied commercial real estate	$2,141	$573	$2,714	$6,614	$1,968	$8,582
Income producing commercial real estate	6,873	715	7,588	10,008	5,141	15,149
Commercial & industrial	3,715	1,714	5,429	2,004	14,630	16,634
Commercial construction	—	343	343	1,339	406	1,745
Equipment financing	—	1,741	1,741	156	3,249	3,405
Total commercial	12,729	5,086	17,815	20,121	25,394	45,515
Residential mortgage	3,126	10,187	13,313	1,855	11,003	12,858
HELOC	219	993	1,212	1,329	1,158	2,487
Residential construction	280	140	420	274	240	514
Consumer	6	46	52	181	44	225
Total	$16,360	$16,452	$32,812	$23,760	$37,839	$61,599

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

	Term Loans						Revolvers	Revolvers converted to term loans	Total
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Pass
Owner occupied commercial real estate	$643,151	$674,124	$278,702	$153,233	$139,584	$267,460	$68,354	$17,150	$2,241,758
Income producing commercial real estate	668,322	678,487	333,911	221,218	165,563	219,459	41,157	11,830	2,339,947
Commercial & industrial	638,567	270,150	178,944	136,281	50,567	72,904	514,750	4,361	1,866,524
Commercial construction	378,695	303,154	149,740	40,625	22,983	13,206	12,628	1,673	922,704
Equipment financing	563,618	271,913	167,904	63,254	13,145	903	—	—	1,080,737
Total commercial	2,892,353	2,197,828	1,109,201	614,611	391,842	573,932	636,889	35,014	8,451,670
Residential mortgage	781,007	370,092	108,091	64,346	71,552	221,131	9	3,915	1,620,143
HELOC	—	—	—	—	—	—	676,545	14,994	691,539
Residential construction	325,111	16,301	2,802	2,278	3,144	9,352	—	33	359,021
Consumer	57,530	29,218	10,757	5,137	1,439	1,355	32,312	111	137,859
	4,056,001	2,613,439	1,230,851	686,372	467,977	805,770	1,345,755	54,067	11,260,232
Special Mention
Owner occupied commercial real estate	7,772	2,979	16,639	4,374	6,007	2,641	248	286	40,946
Income producing commercial real estate	64,139	27,875	21,875	22,292	18,415	21,880	—	—	176,476
Commercial & industrial	1,037	1,831	2,740	597	273	303	2,242	—	9,023
Commercial construction	14,283	16,237	13,149	22,479	11,766	52	—	—	77,966
Equipment financing	—	—	—	—	—	—	—	—	—
Total commercial	87,231	48,922	54,403	49,742	36,461	24,876	2,490	286	304,411
Residential mortgage	—	—	—	—	—	—	—	—	—
HELOC	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
	87,231	48,922	54,403	49,742	36,461	24,876	2,490	286	304,411
Substandard
Owner occupied commercial real estate	11,987	1,049	4,216	3,712	5,829	11,088	—	1,100	38,981
Income producing commercial real estate	15,485	12,618	3,779	29,212	6,726	16,531	—	84	84,435
Commercial & industrial	2,741	1,615	5,284	12,685	1,232	5,863	4,326	869	34,615
Commercial construction	3,464	157	272	11	9,750	255	—	251	14,160
Equipment financing	428	590	676	503	84	3	—	—	2,284
Total commercial	34,105	16,029	14,227	46,123	23,621	33,740	4,326	2,304	174,475
Residential mortgage	3,339	1,585	2,813	3,229	1,205	4,744	—	827	17,742
HELOC	—	—	—	—	—	—	329	2,166	2,495
Residential construction	407	—	30	51	—	306	—	—	794
Consumer	37	16	22	26	22	50	3	21	197
	37,888	17,630	17,092	49,429	24,848	38,840	4,658	5,318	195,703

Total	$4,181,120	$2,679,991	$1,302,346	$785,543	$529,286	$869,486	$1,352,903	$59,671	$11,760,346

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued

	Term Loans						Revolvers	Revolvers converted to term loans	Total
As of December 31, 2020	2020	2019	2018	2017	2016	Prior
Pass
Owner occupied commercial real estate	$707,501	$368,615	$231,316	$197,778	$201,362	$229,667	$56,273	$9,072	$2,001,584
Income producing commercial real estate	815,799	376,911	361,539	277,769	206,068	198,080	28,542	12,128	2,276,836
Commercial & industrial	1,092,767	287,857	263,439	115,790	92,968	58,359	515,593	3,777	2,430,550
Commercial construction	314,154	217,643	226,308	53,708	30,812	21,985	20,278	3,947	888,835
Equipment financing	413,653	270,664	125,869	39,982	9,404	445	—	—	860,017
Total commercial	3,343,874	1,521,690	1,208,471	685,027	540,614	508,536	620,686	28,924	8,457,822
Residential mortgage	468,945	195,213	125,492	120,944	122,013	230,771	18	5,393	1,268,789
HELOC	—	—	—	—	—	—	675,878	17,581	693,459
Residential construction	225,727	30,646	4,026	4,544	3,172	12,546	—	64	280,725
Consumer	54,997	25,528	14,206	4,531	3,595	1,677	41,445	76	146,055
	4,093,543	1,773,077	1,352,195	815,046	669,394	753,530	1,338,027	52,038	10,846,850
Special Mention
Owner occupied commercial real estate	8,759	4,088	4,221	10,025	11,138	4,728	100	—	43,059
Income producing commercial real estate	35,471	42,831	39,954	13,238	24,164	11,337	—	1,681	168,676
Commercial & industrial	1,451	16,315	2,176	630	459	17	6,464	—	27,512
Commercial construction	21,366	272	816	23,292	11,775	477	—	—	57,998
Equipment financing	—	—	—	—	—	—	—	—	—
Total commercial	67,047	63,506	47,167	47,185	47,536	16,559	6,564	1,681	297,245
Residential mortgage	—	—	—	—	—	—	—	—	—
HELOC	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
	67,047	63,506	47,167	47,185	47,536	16,559	6,564	1,681	297,245
Substandard
Owner occupied commercial real estate	6,586	10,473	7,596	3,717	6,753	8,473	1,528	674	45,800
Income producing commercial real estate	45,125	8,940	2,179	5,034	31,211	2,652	—	97	95,238
Commercial & industrial	1,545	5,536	6,193	1,684	1,292	1,485	22,170	593	40,498
Commercial construction	2,466	735	13,741	340	1,931	250	—	1,009	20,472
Equipment financing	631	1,392	1,371	306	96	17	—	—	3,813
Total commercial	56,353	27,076	31,080	11,081	41,283	12,877	23,698	2,373	205,821
Residential mortgage	2,049	2,106	3,174	1,369	679	5,860	—	894	16,131
HELOC	—	—	—	—	—	—	265	3,393	3,658
Residential construction	106	37	54	4	124	380	—	—	705
Consumer	—	97	49	60	78	98	—	23	405
	58,508	29,316	34,357	12,514	42,164	19,215	23,963	6,683	226,720

Total	$4,219,098	$1,865,899	$1,433,719	$874,745	$759,094	$789,304	$1,368,554	$60,402	$11,370,815

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued

Troubled Debt Restructurings and Other Modifications
As of December 31, 2021 and 2020, United had TDRs totaling $52.4 million and $61.6 million, respectively. As of December 31, 2021 and 2020, United had remaining short-term deferrals related to the COVID-19 crisis of approximately $2.55 million and $70.7 million, respectively, which generally represented payment deferrals for up to 90 days. To the extent that these deferrals qualified under either the CARES Act or interagency guidance, they were not considered new TDRs.

Loans modified under the terms of a TDR during the years ended December 31 are presented in the table below. In addition, the following table presents loans modified under the terms of a TDR that defaulted (became 90 days or more delinquent) during the years ended December 31 that were initially restructured within one year prior to default (dollars in thousands):

	New TDRs
	Number of Contracts	Post-Modification Outstanding Recorded Investment by Type of Modification				TDRs Modified Within the Year That Have Subsequently Defaulted
Year Ended December 31, 2021		Rate Reduction	Structure	Other	Total	Number of Contracts	Recorded Investment
Owner occupied commercial real estate	2	$—	$731	$—	$731	1	$99
Income producing commercial real estate	3	—	—	1,697	1,697	—	—
Commercial & industrial	8	—	597	103	700	2	76
Commercial construction	1	—	309	—	309	—	—
Equipment financing	62	—	4,689	—	4,689	15	375
Total commercial	76	—	6,326	1,800	8,126	18	550
Residential mortgage	16	—	1,528	57	1,585	4	593
HELOC	—	—	—	—	—	2	92
Residential construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	92	$—	$7,854	$1,857	$9,711	24	$1,235
Year Ended December 31, 2020
Owner occupied commercial real estate	8	$—	$833	$1,536	$2,369	—	$—
Income producing commercial real estate	7	—	4,856	6,699	11,555	1	5,998
Commercial & industrial	4	—	586	15	601	3	819
Commercial construction	7	—	832	70	902	—	—
Equipment financing	172	—	5,821		5,821	22	944
Total commercial	198	—	12,928	8,320	21,248	26	7,761
Residential mortgage	40	—	4,359	3	4,362	2	145
HELOC	4	—	164	—	164	1	60
Residential construction	3	—	123	—	123	—	—
Consumer	7	—	11	24	35	1	3
Total	252	$—	$17,585	$8,347	$25,932	30	$7,969
Year Ended December 31, 2019
Owner occupied commercial real estate	4	$—	$1,739	$—	$1,739	—	$—
Income producing commercial real estate	3	—	9,013	—	9,013	—	—
Commercial & industrial	2	—	75	7	82	—	—
Commercial construction	—	—	—	—	—	—	—
Equipment financing	9	—	1,071	—	1,071	—	—
Total commercial	18	—	11,898	7	11,905	—	—
Residential mortgage	15	—	2,057	—	2,057	1	135
HELOC	1	—	50	—	50	—	—
Residential construction	1	—	—	21	21	1	13
Consumer	5	—	—	45	45	—	—
Indirect auto	15	—	—	262	262	—	—
Total	55	$—	$14,005	$335	$14,340	2	$148

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued
Allowance for Credit Losses
The following table presents the balance and activity in the ACL by portfolio segment for the periods indicated (in thousands):

CECL

Year Ended December 31, 2021	Beginning Balance	Initial ACL- PCD loans(1)	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied commercial real estate	$20,673	$280	$(1,640)	$1,324	$(6,355)	$14,282
Income producing commercial real estate	41,737	982	(267)	496	(18,792)	24,156
Commercial & industrial	22,019	312	(4,776)	7,275	(8,238)	16,592
Commercial construction	10,952	1,969	(334)	1,081	(3,712)	9,956
Equipment financing	16,820	—	(5,724)	2,619	2,575	16,290
Residential mortgage	15,341	—	(344)	564	(3,171)	12,390
HELOC	8,417	1	(112)	517	(2,255)	6,568
Residential construction	764	—	(10)	157	936	1,847
Consumer	287	—	(2,066)	1,202	1,028	451
ACL - loans	137,010	3,544	(15,273)	15,235	(37,984)	102,532
ACL - unfunded commitments	10,558	—	—	—	434	10,992
Total ACL	$147,568	$3,544	$(15,273)	$15,235	$(37,550)	$113,524
(1) Represents the initial ACL related to PCD loans acquired in the Aquesta transaction.

Year Ended December 31, 2020	Dec. 31, 2019	Adoption of CECL	Jan. 1, 2020	Initial ACL- PCD loans(1)	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied commercial real estate	$11,404	$(1,616)	$9,788	$1,779	$(70)	$2,565	$6,611	$20,673
Income producing commercial real estate	12,306	(30)	12,276	1,208	(8,430)	3,546	33,137	41,737
Commercial & industrial	5,266	4,012	9,278	7,680	(10,707)	1,371	14,397	22,019
Commercial construction	9,668	(2,583)	7,085	74	(726)	1,045	3,474	10,952
Equipment financing	7,384	5,871	13,255	—	(8,764)	2,004	10,325	16,820
Residential mortgage	8,081	1,569	9,650	195	(398)	455	5,439	15,341
HELOC	4,575	1,919	6,494	209	(221)	677	1,258	8,417
Residential construction	2,504	(1,771)	733	—	(93)	156	(32)	764
Consumer	901	(491)	410	7	(2,985)	2,259	596	287
ACL - loans	62,089	6,880	68,969	11,152	(32,394)	14,078	75,205	137,010
ACL - unfunded commitments	3,458	1,871	5,329	—	—	—	5,229	10,558
Total ACL	$65,547	$8,751	$74,298	$11,152	$(32,394)	$14,078	$80,434	$147,568
(1) Represents the initial ACL related to PCD loans acquired in the Three Shores transaction.

Incurred Loss

Year Ended December 31, 2019	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied commercial real estate	$12,207	$(5)	$375	$(1,173)	$11,404
Income producing commercial real estate	11,073	(1,227)	283	2,177	12,306
Commercial & industrial	4,802	(5,849)	852	5,461	5,266
Commercial construction	10,337	(290)	1,165	(1,544)	9,668
Equipment financing	5,452	(5,675)	781	6,826	7,384
Residential mortgage	8,295	(616)	481	(79)	8,081
HELOC	4,752	(996)	610	209	4,575
Residential construction	2,433	(306)	157	220	2,504
Consumer	853	(2,390)	911	1,527	901
Indirect auto	999	(663)	186	(522)	—
ACL - loans	61,203	(18,017)	5,801	13,102	62,089
ACL - unfunded commitments	3,410	—	—	48	3,458
Total ACL	$64,613	$(18,017)	$5,801	$13,150	$65,547

At both December 31, 2021 and 2020, United used a one-year reasonable and supportable forecast period. Expected credit losses were estimated using a regression model for each segment based on historical data from peer banks combined with a third party vendor’s economic forecast to predict the change in credit losses. These estimates were then combined with a starting value that was based on United’s recent default experience, with the results subject to a floor. At December 31, 2021, the third party

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued
vendor’s forecast, which was representative of a baseline scenario, improved significantly from December 31, 2020, including the unemployment rate which has a significant impact on our models and led to the negative provision for loan losses in 2021. At December 31, 2021, United applied qualitative factors to the model output for income producing commercial real estate and equipment finance portfolios. With regard to income producing commercial real estate, the qualitative factors reflected continued credit concerns related to the senior care portfolio, elevated criticized loans relative to the pre-pandemic period and inflationary concerns related to the impact of rising rates on commercial real estate values. Qualitative factors for the equipment finance portfolio reflected management’s approximation of long-term loss rates.

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

(7)    Premises and Equipment

Premises and equipment are summarized as follows as of the dates indicated (in thousands):

	December 31,
	2021	2020
Land and land improvements	$95,029	$82,816
Buildings and improvements	189,339	173,497
Furniture and equipment	100,205	96,157
Construction in progress	10,088	7,590
	394,661	360,060
Less accumulated depreciation	(149,365)	(141,571)
Premises and equipment, net	$245,296	$218,489

Depreciation expense was $15.7 million, $15.6 million and $15.3 million for 2021, 2020 and 2019, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(8) Derivatives and Hedging Activities

The table below presents the fair value of derivative financial instruments as of the dates indicated as well as their classification on the consolidated balance sheets (in thousands):

	December 31, 2021			December 31, 2020
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Cash flow hedge of subordinated debt	$100,000	$6,389	$—	$100,000	$3,378	$—
Cash flow hedge of trust preferred securities	20,000	—	—	20,000	—	—
Fair value hedge of brokered CDs	10,000	—	—	20,000	—	—
Total	130,000	6,389	—	140,000	3,378	—

Derivatives not designated as hedging instruments:
Customer derivative positions	1,206,145	28,656	10,663	1,329,271	72,508	17
Dealer offsets to customer derivative positions	1,230,885	974	9,232	1,329,271	1	24,614
Risk participations	69,385	16	7	48,843	28	12
Mortgage banking - loan commitment	110,897	3,450	—	253,243	10,751	—
Mortgage banking - forward sales commitment	201,419	67	202	325,145	—	1,964
Bifurcated embedded derivatives	51,935	2,928	—	51,935	—	1,449
Dealer offsets to bifurcated embedded derivatives	51,935	—	5,041	51,935	—	947
Total	2,922,601	36,091	25,145	3,389,643	83,288	29,003

Total derivatives	$3,052,601	$42,480	$25,145	$3,529,643	$86,666	$29,003

Total gross derivative instruments		$42,480	$25,145		$86,666	$29,003
Less: Amounts subject to master netting agreements		(694)	(694)		(114)	(114)
Less: Cash collateral received/pledged		(6,620)	(14,148)		(3,200)	(27,092)
Net amount		$35,166	$10,303		$83,352	$1,797

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8) Derivatives and Hedging Activities, continued

Hedging Derivatives

Cash Flow Hedges of Interest Rate Risk
United enters into cash flow hedges to mitigate exposure to the variability of future cash flows or other forecasted transactions. At December 31, 2021 and 2020, United utilized interest rate caps and swaps to hedge the variability of cash flows due to changes in interest rates on certain of its variable-rate subordinated debt and trust preferred securities. United considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates. Therefore, changes in the fair value of these derivative instruments are recognized in OCI. Gains and losses related to changes in fair value are reclassified into earnings in the periods the hedged forecasted transactions occur. Losses representing amortization of the premium recorded on cash flow hedges, which is a component excluded from the assessment of effectiveness, are recognized in earnings on a straight-line basis in the same financial statement line as the hedged item over the term of the hedge. Over the next twelve months United expects to reclassify $523,000 of losses from AOCI into earnings related to these agreements.

During 2019 United amortized the remaining balance of losses on de-designated cash flow hedges from AOCI. This was the only effect of cash flow hedges on the consolidated statements of income for the year December 31, 2019. See Note 17 for further detail.

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

At December 31, 2021 and 2020, United had interest rate swaps that were designated as fair value hedges of fixed-rate brokered time deposits. The swaps involved the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements.

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

The table below presents the effect of derivatives in hedging relationships on the consolidated statements of income (in thousands).

	Year Ended December 31,
	2021	2020	2019
Total interest expense presented in the consolidated statements of income	$(29,760)	$(56,237)	$(83,312)

Effect of hedging relationships on interest expense:
Net income (expense) recognized on fair value hedges	210	281	(360)
Net expense recognized on cash flow hedges (1) (2)	(608)	(359)	—
(1) Excludes 2019 amortization of losses related to de-designated cash flow hedges. See Note 17 for further detail.
(2) Includes $472,000 and $329,000 of premium amortization expense excluded from the assessment of hedge effectiveness for the years ended December 31, 2021 and 2020.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8) Derivatives and Hedging Activities, continued

The table below presents the carrying amount of hedged fixed-rate brokered time deposits and cumulative fair value hedging adjustments included in the carrying amount of the hedged liability for the periods presented (in thousands).

	December 31,
	2021		2020
Balance Sheet Location	Carrying amount of Assets (Liabilities)	Hedge Accounting Basis Adjustment	Carrying amount of Assets (Liabilities)	Hedge Accounting Basis Adjustment
Deposits	$(10,026)	$(28)	$(20,216)	$(235)

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

United also has three interest rate swap contracts that are economic hedges of market-linked brokered certificates of deposit, but are not designated as hedging instruments. The market-linked brokered certificates of deposit contain embedded derivatives that are bifurcated from the host instruments and marked to market through earnings. The fair value marks on the market linked swaps and the bifurcated embedded derivatives tend to move in opposite directions with changes in 90-day LIBOR and therefore provide an economic hedge.

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

	Income Statement Location	Year Ended December 31,
		2021	2020	2019
Customer derivatives and dealer offsets	Other noninterest income	$3,302	$6,732	$2,878
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	433	(63)	212
De-designated hedges	Other noninterest income	—	—	(193)
Mortgage banking derivatives	Mortgage loan revenue	(1,805)	(7,873)	(1,797)
Risk participations	Other noninterest income	(90)	(340)	(3)
Total gains and losses		$1,840	$(1,544)	$1,097

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(9)    Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets is summarized below as of the dates indicated (in thousands):

	December 31,
	2021	2020
Core deposit intangible	$38,192	$36,162
Less: accumulated amortization	(25,870)	(22,148)
Net core deposit intangible	12,322	14,014
Customer relationship intangible	8,400	—
Less: accumulated amortization	(322)	—
Net customer relationship intangible	8,078	—
Total intangibles subject to amortization, net	20,400	14,014
Goodwill	452,007	367,809
Total goodwill and other intangible assets, net	$472,407	$381,823

In addition to the FinTrust customer relationship intangible discussed in Note 3, during 2021 United purchased the customer lists of two financial advisory firms for an aggregate purchase price of $870,000. All consideration paid was allocated to a customer relationship intangible.

The following is a summary of changes in the carrying amounts of goodwill for the years indicated (in thousands):

Goodwill (1)
December 31, 2019	$327,425
Acquisition of Three Shores	40,384
December 31, 2020	367,809
Acquisition of FinTrust	14,163
Acquisition of Aquesta	70,035
December 31, 2021	$452,007

(1) Goodwill balances presented are shown net of accumulated impairment losses of $306 million incurred prior to 2019. Gross goodwill for December 31, 2021, 2020, and 2019 totaled $758 million, $673 million and $633 million, respectively.

The estimated aggregate amortization expense for future periods for finite lived intangibles is as follows (in thousands):

Year
2022	$4,081
2023	3,447
2024	2,849
2025	2,169
2026	1,709
Thereafter	6,145
Total	$20,400

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(10) Servicing Assets and Liabilities

Servicing Rights for SBA/USDA Loans
United accounts for servicing rights for SBA/USDA loans at fair value. The following table summarizes the changes in SBA/USDA servicing rights for the years indicated (in thousands).

	2021	2020	2019
Beginning of period	$6,462	$6,794	$7,510
Acquired servicing rights	581	—	—
Originated servicing rights capitalized upon sale of loans	2,005	1,114	1,835
Disposals	(1,430)	(624)	(1,258)
Changes in fair value due to change in inputs or assumptions used in the valuation	(1,105)	(822)	(1,293)
End of period	$6,513	$6,462	$6,794

The portfolio of SBA/USDA loans serviced for others, which is not included in the accompanying balance sheets, was $428 million and $402 million, respectively, at December 31, 2021 and 2020. The amount of contractually specified servicing fees earned by United on these servicing rights during the years ended December 31, 2021, 2020 and 2019 was $3.90 million, $3.77 million and $3.82 million, respectively.

A summary of the key characteristics, inputs, and economic assumptions used in the discounted cash flow method utilized to estimate the fair value of the servicing asset for SBA/USDA loans and the sensitivity of the fair values to immediate adverse changes in those assumptions are shown in the table below as of the dates indicated (dollars in thousands):

	December 31,
	2021	2020
Fair value of retained servicing assets	$6,513	$6,462
Prepayment rate assumption:
Weighted average	16.3%	17.8%
Range	3.2% - 31.3%	2.7% - 33.6%
10% adverse change	$(309)	$(358)
20% adverse change	(591)	(680)
Discount rate:
Weighted average	10.3%	8.9%
Range	0.0% - 45.4%	1.6% - 44.1%
100 bps adverse change	$(166)	$(171)
200 bps adverse change	(323)	(333)

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

	2021	2020	2019
Beginning of period	$16,216	$13,565	$11,877
Originated servicing rights capitalized upon sale of loans	12,510	11,911	5,783
Disposals	(4,275)	(2,868)	(1,098)
Changes in fair value due to change in inputs or assumptions used in the valuation	710	(6,392)	(2,997)
End of period	$25,161	$16,216	$13,565

The portfolio of residential mortgage loans serviced for others, which is not included in the consolidated balance sheets, was $2.82 billion and $2.31 billion, respectively, at December 31, 2021 and 2020. The amount of contractually specified servicing

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10) Servicing Assets and Liabilities, continued

fees earned by United on these servicing rights during the years ended December 31, 2021, 2020 and 2019 was $6.48 million, $4.82 million and $3.67 million, respectively.

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the servicing asset for residential mortgage loans and the sensitivity of the fair values to immediate adverse changes in those assumptions are shown in the table below as of the dates indicated (in thousands):

	December 31,
	2021	2020
Fair value of retained servicing assets	$25,161	$16,216
Prepayment rate assumption:
Weighted average	12.6%	17.7%
Range	7.0% - 77.6%	8.7% - 19.5%
10% adverse change	$(1,229)	$(999)
20% adverse change	(2,367)	(1,912)
Discount rate:
Weighted average	9.5%	10.0%
Range	9.5% - 10.5%	10.0% - 11.0%
100 bps adverse change	$(877)	$(518)
200 bps adverse change	(1,693)	(1,001)

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

Servicing Liabilities for Equipment Financing Loans
United accounts for servicing liabilities associated with sold equipment finance loans using the amortization method. The portfolio of equipment financing loans serviced for others, which is not included in the accompanying balance sheets, was $78.8 million and $45.5 million at December 31, 2021 and 2020, respectively. The servicing liabilities related to these loans totaled $675,000 and $357,000 at December 31, 2021 and 2020, respectively.

(11)    Time Deposits

At December 31, 2021, the contractual maturities of time deposits, including brokered time deposits, are summarized as follows (in thousands):

2022	$1,237,100
2023	142,305
2024	35,497
2025	21,479
2026	19,810
Thereafter	50,260
Total time deposits	$1,506,451

At December 31, 2021 and 2020, time deposits, excluding brokered time deposits, that met or exceeded the FDIC insurance limit of $250,000 totaled $269 million and $317 million, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(12) Long-term Debt

Long-term debt consisted of the following (in thousands):

	December 31,		Issue Date	Stated Maturity Date	Earliest Call Date
	2021	2020				Interest Rate
Obligations of the Bank:
2026 subordinated debentures	$—	$15,000	2016	2026	2021	5.875% through August 2021, 3-month LIBOR plus 4.70% thereafter
	—	15,000

Obligations of the Holding Company:
2022 senior debentures	—	50,000	2015	2022	2020	5.000% through August 2020, 3-month LIBOR plus 3.814% thereafter
2027 senior debentures	35,000	35,000	2015	2027	2025	5.500% through August 2025, 3-month LIBOR plus 3.71% thereafter
2030 senior debentures	100,000	100,000	2020	2030	2025	5.00% through June 2025, 3-month SOFR plus 4.87% thereafter
Total senior debentures	135,000	185,000

2028 subordinated debentures	100,000	100,000	2018	2028	2023	4.500% through January 2023, 3-month LIBOR plus 2.12% thereafter
2025 subordinated debentures	—	11,250	2015	2025	2020	6.250%
Total subordinated debentures	100,000	111,250

Southern Bancorp Capital Trust I	—	4,382	2004	2034	2009	Prime + 1.00%
Tidelands Statutory Trust I	8,248	8,248	2006	2036	2011	3-month LIBOR plus 1.38%
Four Oaks Statutory Trust I	12,372	12,372	2006	2036	2011	3-month LIBOR plus 1.35%
Total trust preferred securities	20,620	25,002
Less net discount	(8,260)	(9,296)
Total long-term debt	$247,360	$326,956

Interest is currently paid at least semiannually for all senior and subordinated debentures, and trust preferred securities.

(13) Operating Leases

The following table presents the balances of the ROU asset and corresponding operating lease liability as of the dates indicated (in thousands).

		December 31,
	Balance Sheet Location	2021	2020
ROU asset	Other assets	$29,421	$31,398
Operating lease liability	Other liabilities	31,072	33,095

During 2021, United obtained building and office space ROU assets resulting in an increase in its operating lease liability of $4.49 million. Leases assumed as part of the FinTrust and Aquesta transactions accounted for $2.87 million of the increase. During 2020, United obtained building and office space ROU assets resulting in an increase in its operating lease liability of $17.4 million. Leases assumed as part of the Three Shores transaction accounted for $15.1 million of the increase.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13) Operating Leases, continued
The table below presents the operating lease income and expense recognized for the periods indicated (in thousands).

	Income Statement Location	2021	2020	2019
Operating lease cost	Occupancy expense	$8,186	$6,449	$5,067
Variable lease cost	Occupancy expense	1,066	757	449
Short-term lease cost	Occupancy expense	85	100	136
Total lease cost		$9,337	$7,306	$5,652

Sublease income and rental income from owned properties under operating leases	Other noninterest income	$976	$1,022	$1,160

Weighted average remaining lease term		5.40 years	5.74 years	5.33 years
Weighted average discount rate		1.58%	1.79%	2.79%

As of December 31, 2021, future minimum lease payments under operating leases were as follows (in thousands):

Year
2022	$8,197
2023	8,080
2024	4,222
2025	2,933
2026	2,756
Thereafter	6,242
Total	32,430
Less discount	(1,358)
Present value of lease liability	$31,072

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

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$217,520	$—	$—	$217,520
U.S. Government agencies & GSEs	—	187,032	—	187,032
State and political subdivisions	—	275,844	—	275,844
Residential MBS	—	2,145,134	—	2,145,134
Commercial MBS	—	873,851	—	873,851
Corporate bonds	—	190,771	2,395	193,166
Asset-backed securities	—	604,277	—	604,277
Equity securities with readily determinable fair values	—	1,302	—	1,302
Mortgage loans held for sale	—	44,109	—	44,109
Deferred compensation plan assets	11,769	—	—	11,769
Servicing rights for SBA/USDA loans	—	—	6,513	6,513
Residential mortgage servicing rights	—	—	25,161	25,161
Derivative financial instruments	—	35,722	6,758	42,480
Total assets	$229,289	$4,358,042	$40,827	$4,628,158

Liabilities:
Deferred compensation plan liability	$11,795	$—	$—	$11,795
Derivative financial instruments	—	20,097	5,048	25,145
Total liabilities	$11,795	$20,097	$5,048	$36,940

December 31, 2020	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$128,072	$—	$—	$128,072
U.S. Government agencies & GSEs	—	152,972	—	152,972
State and political subdivisions	—	274,472	—	274,472
Residential MBS	—	1,485,585	—	1,485,585
Commercial MBS	—	549,131	—	549,131
Corporate bonds	—	70,017	1,750	71,767
Asset-backed securities	—	562,722	—	562,722
Equity securities with readily determinable fair values	774	913	—	1,687
Mortgage loans held for sale	—	105,433	—	105,433
Deferred compensation plan assets	9,584	—	—	9,584
Servicing rights for SBA/USDA loans	—	—	6,462	6,462
Residential mortgage servicing rights	—	—	16,216	16,216
Derivative financial instruments	—	75,887	10,779	86,666
Total assets	$138,430	$3,277,132	$35,207	$3,450,769

Liabilities:
Deferred compensation plan liability	$9,590	$—	$—	$9,590
Derivative financial instruments	—	26,595	2,408	29,003
Total liabilities	$9,590	$26,595	$2,408	$38,593

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14) Fair Value Measurements, continued

For disclosure regarding the fair value of servicing rights, see Note 10. The following table shows a reconciliation of the beginning and ending balances for all other assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands):

	Derivative Asset	Derivative Liability	Corporate Bonds
December 31, 2018	$11,841	$15,732	$995
Sales and settlements	(1,135)	(2,330)	—
Fair value adjustments included in OCI	—	—	3
Fair value adjustments included in earnings	(3,468)	(4,843)	—
December 31, 2019	7,238	8,559	998
Transfers into Level 3 (1)	583	—	—
Additions	368	—	1,750
Sales and settlements	—	—	(1,000)
Fair value adjustments included in OCI	—	—	2
Fair value adjustments included in earnings	2,590	(6,151)	—
December 31, 2020	10,779	2,408	1,750
Transfers into Level 3 (1)	74	—	—
Additions	261	170	500
Fair value adjustments included in OCI	—	—	145
Fair value adjustments included in earnings	(4,356)	2,470	—
December 31, 2021	$6,758	$5,048	$2,395
(1) Certain derivative assets were transferred from Level 2 to Level 3 of the fair value hierarchy due to a change in the assessment of significance of the CVA.

The following table presents quantitative information about recurring Level 3 fair value measurements, excluding servicing rights which are detailed in Note 10 (in thousands):

Level 3 Assets and Liabilities	Valuation Technique		December 31,
		Significant Unobservable Inputs	2021		2020
			Range	Weighted Average	Range	Weighted Average
Derivative assets - mortgage	Internal model	Pull through rate	45.9% - 100%	87.2%	65.6% - 100%	83.9%
Derivative assets - customer derivative positions	Internal model	Estimated loss rate	33.4 - 44.0	36.0	100 - 100	100
Derivative assets & liabilities - other	Dealer priced	Dealer priced	N/A	N/A	N/A	N/A
Corporate bonds	Indicative bid provided by a broker	Multiple factors, including but not limited to, current operations, financial condition, cash flows, and similar financing transactions executed in the market			N/A	N/A
	Discounted cash flow	Discount rate	3.6 - 3.8	3.6

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

	Mortgage Loans Held for Sale
	December 31,
	2021	2020
Outstanding principal balance	$42,581	$99,746
Fair value	44,109	105,433

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(14) Fair Value Measurements, continued

	Amount of Gain (Loss) Recognized on Mortgage Loans Held for Sale
Location	2021	2020	2019
Mortgage loan gains and other related fees	$(4,159)	$3,815	$1,177

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

The following table presents the fair value hierarchy and carrying value of all assets that were still held as of December 31, 2021 and 2020, for which a nonrecurring fair value adjustment was recorded during the periods presented (in thousands).

December 31, 2021	Level 1	Level 2	Level 3	Total
Loans	$—	$—	$2,536	$2,536

December 31, 2020
Loans	$—	$—	$29,404	$29,404

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

Cash and cash equivalents and have short maturities and therefore the carrying value approximates fair value. Due to the short-term settlement of accrued interest receivable and payable, the carrying amount closely approximates fair value.

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

The carrying amount and fair values for other financial instruments that are not measured at fair value on a recurring basis in United’s consolidated balance sheets are as follows (in thousands):

	Carrying Amount	Fair Value Level
December 31, 2021		Level 1	Level 2	Level 3	Total
Assets:
HTM debt securities	$1,156,098	$—	$1,148,804	$—	$1,148,804
Loans, net	11,657,814	—	—	11,607,821	11,607,821

Liabilities:
Deposits	18,241,179	—	18,239,934	—	18,239,934
Long-term debt	247,360	—	—	267,064	267,064

December 31, 2020
Assets:
HTM debt securities	$420,361	$—	$437,193	$—	$437,193
Loans, net	11,233,805	—	—	11,209,717	11,209,717

Liabilities:
Deposits	15,232,358	—	15,232,274	—	15,232,274
Long-term debt	326,956	—	—	336,763	336,763

(15) Common and Preferred Stock

Common Stock
During the second quarter of 2021, United’s shareholders approved an increase in the number of authorized shares of common stock from 150 million to 200 million shares.

In November of 2021, United’s Board re-authorized its common stock repurchase program to permit the repurchase of up to $50 million of its common stock. The program is scheduled to expire on the earlier of United’s repurchase of its common stock having an aggregate purchase price of $50 million or December 31, 2022. Under the program, shares may be repurchased in open market transactions or in privately negotiated transactions, from time to time, subject to market conditions. During 2021, 2020 and 2019 492,744, 826,482 and 500,495 shares were repurchased under the program, respectively. As of December 31, 2021, United had remaining authorization to repurchase up to $50.0 million of outstanding common stock under the program.

United sponsors a DRIP that allows participants who already own United’s common stock to purchase additional shares directly from the Company. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. In 2021, 2020 and 2019, 10,081, 38,107 and 62,629 shares, respectively, were issued under the DRIP.

Preferred Stock
During 2020, United issued $100 million, or 4,000 shares, of Series I perpetual non-cumulative preferred stock (“Preferred Stock”) with a dividend rate of 6.875% per annum for net proceeds of $96.4 million and corresponding depositary shares each representing a 1/1,000th interest in one share of Preferred Stock. If declared, dividends are payable quarterly in arrears. The Preferred Stock has no stated maturity and redemption is solely at the option of United in whole, but not in part, upon the occurrence of a regulatory capital treatment event, as defined. In addition, the Preferred Stock may be redeemed on or after September 15, 2025 at a cash redemption price equal to $25,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends. As of December 31, 2021 and 2020, the Preferred Stock had a carrying amount of $96.4 million.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(16) Equity Compensation Plans

United has an equity compensation plan that allows for grants of various stock-based compensation. Options granted under the plan can have an exercise price no less than the fair market value of the underlying stock at the date of grant. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options and restricted stock unit awards provide for accelerated vesting if there is a change in control of United or certain other conditions are met (as defined in the plan document). As of December 31, 2021, 600,106 additional awards could be granted under the plan.

Restricted stock units and options outstanding and activity for the years ended December 31 consisted of the following:

	Restricted Stock Units			Options
	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (000’s)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs.)	Aggregate Intrinsic Value (000’s)
December 31, 2018	759,746	$27.66		47,139	$27.07
Granted	315,827	26.74		—	—
Vested / Exercised	(216,138)	25.38		(13,000)	16.34
Expired	—			(30,243)	31.43
Cancelled	(51,011)	27.18		(2,396)	29.68
December 31, 2019	808,424	27.94		1,500	27.95
Granted	446,512	19.15		—	—
Vested / Exercised	(324,697)	26.42		—	—
Expired	—			(1,500)	27.95
Cancelled	(36,808)	25.73		—	—
December 31, 2020	893,431	23.75		—	—
Granted	302,701	30.34		62,743	8.30
Vested / Exercised	(330,598)	26.13	$10,855	(27,283)	8.20		$765
Cancelled	(57,060)	25.15		—	—
December 31, 2021	808,474	25.15	29,057	35,460	8.38	2.01	977
Vested / Exercisable
at December 31, 2021	—	—		35,460	8.38	2.01	977

Options granted in 2021 were related to the Aquesta acquisition, with the weighted average exercise price of Aquesta’s fully vested converted options determined pursuant to the purchase agreement. The value of the Aquesta options was determined using a Black-Scholes model and was included in the purchase price for the acquisition. Because the options were deep in the money and had very short remaining terms, the values were not materially different from the intrinsic value of the options. No compensation expense relating to options was included in earnings for 2021, 2020 or 2019.

Compensation expense for restricted stock units without market conditions is based on the market value of United’s common stock on the date of grant. United recognizes the impact of forfeitures as they occur. The value of restricted stock unit awards is amortized into expense over the service period.

Compensation expense recognized in the consolidated statements of income for employee restricted stock unit awards in 2021 and 2020 was $6.07 million and $7.40 million, respectively, which was recognized in salaries and employee benefits expense. In 2019, compensation expense for employee restricted stock awards was $8.98 million, of which $1.38 million related to the modification of existing awards resulting from an acceleration of vesting of awards due to retirement and $740,000 related to awards granted in conjunction with an acquisition, both of which were recognized in merger-related and other charges in the consolidated statement of income. The remaining 2019 expense of $6.86 million was recognized in salaries and employee benefits expense. In addition, in 2021, 2020, and 2019, $489,000, $484,000 and $379,000, respectively, was recognized in other operating expenses for restricted stock unit awards granted to members of the Board.

During 2021, 2020, and 2019, in addition to time-based restricted stock unit awards, the Board approved PSUs. The PSUs vest based on achieving, during the applicable calendar-year performance periods, certain performance and market targets relative to a

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16) Equity Compensation Plans, continued

bank peer group. Achievement of the base-level performance and market targets for all applicable periods will result in the issuance of 174,713 shares, which are included in the outstanding balance in the table above. Additional shares may be issued if more stringent performance and market hurdles are met. The grant date per share fair market value of these PSUs was estimated using the Monte Carlo Simulation valuation model.

Deferred income tax benefits related to compensation expense for options and restricted stock units of $1.67 million, $2.01 million and $2.39 million were included in the determination of income tax expense in 2021, 2020 and 2019, respectively. As of December 31, 2021, there was $15.5 million of unrecognized compensation cost related to restricted stock units granted under the plan. The cost is expected to be recognized over a weighted-average period of 2.5 years.

(17)    Reclassifications Out of AOCI

The following presents the details regarding amounts reclassified out of AOCI (in thousands).

	Amounts Reclassified from AOCI For the Years Ended December 31,
Details about AOCI Components				Affected Line Item in the Statement Where Net Income is Presented
	2021	2020	2019
Realized gains (losses) on AFS securities:
	$83	$748	$(1,021)	Securities gains (losses), net
	46	(191)	247	Income tax (expense) benefit
	$129	$557	$(774)	Net of tax

Amortization of losses included in net income on AFS securities transferred to HTM:
	$—	$(723)	$(383)	Investment securities interest revenue
	—	173	92	Income tax benefit
	$—	$(550)	$(291)	Net of tax

Reclassifications related to derivative financial instruments accounted for as cash flow hedges:
Amortization of losses on de-designated positions	$—	$—	$(235)	Other expense
Amortization of losses on de-designated positions	—	—	(102)	Deposit interest expense
Interest rate contracts	(608)	(359)	—	Long-term debt interest expense
	(608)	(359)	(337)	Total before tax
	156	91	86	Income tax benefit
	$(452)	$(268)	$(251)	Net of tax

Reclassifications related to defined benefit pension plan activity:
Prior service cost	$(469)	$(531)	$(640)	Salaries and employee benefits expense
Actuarial losses	(575)	(326)	(59)	Other expense
Termination of Funded Plan	—	—	(1,558)	Merger-related and other
	(1,044)	(857)	(2,257)	Total before tax
	267	219	576	Income tax benefit
	$(777)	$(638)	$(1,681)	Net of tax

Total reclassifications for the period	$(1,100)	$(899)	$(2,997)	Net of tax

Amounts shown above in parentheses reduce earnings

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(18) Earnings Per Share

The following table sets forth the computation of basic and diluted net income per common share for the years indicated (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Net income	$269,801	$164,089	$185,721
Earnings allocated to participating securities	(1,657)	(1,287)	(1,375)
Dividends on preferred stock	(6,875)	(3,533)	—
Net income available to common stockholders	$261,269	$159,269	$184,346
Net income per common share:
Basic	$2.97	$1.91	$2.31
Diluted	2.97	1.91	2.31
Weighted average common shares:
Basic	87,940	83,184	79,700
Effect of dilutive securities:
Stock options	9	—	1
Restricted stock units	148	64	7
Diluted	88,097	83,248	79,708

At December 31, 2021 and 2020, United had no potentially dilutive instruments outstanding that were not included in the above analysis.

At December 31, 2019, United had the following potentially dilutive instruments outstanding: 1,000 shares of common stock issuable upon exercise of stock options with a weighted average exercise price of $30.45 and 183,168 shares of common stock issuable upon vesting of restricted stock unit awards.

(19) Income Taxes

Income tax expense is as follows for the years indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current	$57,175	$42,688	$38,082
Deferred	20,787	2,668	14,909
Total income tax expense	$77,962	$45,356	$52,991

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 21% in 2021, 2020 and 2019 to income before income taxes are as follows for the years indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income tax expense on pretax income at statutory rates	$73,030	$43,983	$50,130
Add (deduct):
State taxes, net of federal benefit	9,188	5,928	7,168
BOLI earnings	(745)	(1,052)	(1,127)
Adjustment to reserve for uncertain tax positions	153	(1,212)	84
Tax-exempt interest revenue	(2,520)	(2,169)	(1,827)
Equity compensation	(891)	(174)	(375)
Transaction costs	117	217	16
Tax credit investments	(598)	(930)	(464)
Other	228	765	(614)
Total income tax expense	$77,962	$45,356	$52,991

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19) Income Taxes, continued

The following summarizes the sources and expected tax consequences of future taxable deductions (revenue) which comprise the net DTA as of the dates indicated (in thousands):

	December 31,
	2021	2020
DTAs:
ACL	$24,349	$33,213
Net operating loss carryforwards	16,656	22,277
Deferred compensation	11,011	10,012
Loan purchase accounting adjustments	4,227	8,567
Nonqualified share based compensation	1,374	1,833
Accrued expenses	7,936	6,865
Unamortized pension actuarial losses and prior service cost	1,442	1,981
Unrealized losses on AFS securities	5,808	—
Deferred gains on SBA/USDA loan sales	2,217	2,060
Lease liability	7,501	8,055
Other	1,107	2,062
Total DTAs	83,628	96,925
DTLs:
Unrealized gains on AFS securities	—	17,439
Unrealized gains on cash flow hedges	1,189	54
Acquired intangible assets	2,412	2,576
Premises and equipment	5,179	4,241
Loan origination costs	6,466	4,857
True tax leases	5,984	7,846
Servicing assets	6,779	4,816
Derivatives	1,309	2,250
ROU asset	7,102	7,642
Securities purchase accounting adjustments	2,644	3,146
Uncertain tax positions	1,945	1,813
Other	386	230
Total DTLs	41,395	56,910
Less valuation allowance	911	1,604
Net DTA	$41,322	$38,411

The change in the net DTA includes an increase of $2.12 million due to current year merger and acquisition activity.

At December 31, 2021, United had:

•$32.9 million of state net operating loss carryforwards subject to annual limitation under IRC Section 382 that begin to expire in 2025, if not previously utilized.

•$51.1 million of state net operating loss carryforwards that begin to expire in 2031, if not previously utilized.

•$51.2 million in federal net operating loss carryforwards subject to annual limitation under IRC Section 382 that begin to expire in 2027, if not previously utilized.

•$3.41 million of state tax credits that begin to expire in 2022, if not previously utilized.

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

At December 31, 2021 and 2020, based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of the net DTA will be realized based upon future taxable income. The valuation allowance

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19) Income Taxes, continued

of $911,000 and $1.60 million, respectively, was related to specific state income tax credits that have short carryforward periods and certain acquired state net operating losses, both of which are expected to expire unused.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management’s conclusion at December 31, 2021 that it was more likely than not that the net DTA of $41.3 million will be realized is based on management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts which consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of the net DTA.

A reconciliation of the beginning and ending unrecognized tax benefit related to uncertain tax positions is as follows for the years indicated (in thousands):

	2021	2020	2019
Balance at beginning of year	$2,163	$3,370	$3,264
Additions based on tax positions related to the current year	634	421	481
Decreases resulting from a lapse in the applicable statute of limitations	(441)	(1,628)	(375)
Balance at end of year	$2,356	$2,163	$3,370

Approximately $1.86 million of the unrecognized tax benefit at December 31, 2021 would increase income from continuing operations, and thus affect United’s effective tax rate, if ultimately recognized into income.

It is United’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts. There were no penalties and interest related to income taxes recorded in the income statement in 2021, 2020 or 2019. No amounts were accrued for interest and penalties on the balance sheet at December 31, 2021 or 2020.

United and its subsidiaries file a consolidated U.S. federal income tax return, as well as various state returns in the states where it operates. United’s federal and state income tax returns are no longer subject to examination by taxing authorities for years before 2018.

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

United’s 401(k) Plan is administered in accordance with applicable laws and regulations. Compensation expense from continuing operations related to the 401(k) Plan totaled $7.31 million, $6.16 million and $5.30 million in 2021, 2020 and 2019, respectively.

Deferred Compensation Plan
United also sponsors a non-qualified deferred compensation plan for its executive officers, certain other key employees and members of the Board and its community banks’ advisory boards of directors. The deferred compensation plan provides for the pre-tax deferral of compensation, fees and other specified benefits. Specifically, the deferred compensation plan permits each employee participant to elect to defer a portion of base salary, bonus or vested restricted stock units and permits each eligible director participant to elect to defer all or a portion of director’s fees. Further, the deferred compensation plan allows for

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20) Benefit Plans, continued

additional contributions by an employee, with matching contributions by United, for amounts that exceed the allowable amounts under the 401(k) Plan.

During 2021, 2020 and 2019, United recognized $73,000, $49,000 and $162,000, respectively, in matching contributions for this provision of the deferred compensation plan. The Board may also elect to make a discretionary contribution to any or all participants. No discretionary contributions were made in 2021, 2020 or 2019.

In addition to common stock related to elected deferrals of vested restricted stock units, United offers its common stock as an investment option for cash contributions to the deferred compensation plan. The common stock component is accounted for as an equity instrument and is reflected in the consolidated balance sheets as common stock issuable. The deferred compensation plan does not allow for diversification once an election is made to invest in United stock and settlement must be accomplished in shares at the time the deferral period is completed. At December 31, 2021 and 2020, United had 595,705 shares and 600,834 shares, respectively, of its common stock that were issuable under the deferred compensation plan.

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

Weighted-average assumptions used to determine the pension benefit obligation of the Modified Retirement Plan at year end and net periodic pension cost are shown in the table below:

	2021	2020
Discount rate for disclosures	2.90%	2.55%
Discount rate for net periodic benefit cost	2.55%	3.25%
Measurement date	12/31/2021	12/31/2020

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

United recognizes the unfunded status of the Modified Retirement Plan as a liability in the consolidated balance sheets. Information about changes in obligations and plan assets follows (in thousands):

	Modified Retirement Plan
	2021	2020
Accumulated benefit obligation:
Accumulated benefit obligation - beginning of year	$27,099	$25,105
Service cost	659	588
Interest cost	676	795
Actuarial (gains) losses	(1,066)	1,804
Benefits paid	(1,107)	(1,193)
Accumulated benefit obligation - end of year	26,261	27,099
Change in plan assets, at fair value:
Beginning plan assets	—	—
Employer contribution	1,107	1,193
Benefits paid	(1,107)	(1,193)
Plan assets - end of year	—	—
Funded status - end of year (plan assets less benefit obligations)	$(26,261)	$(27,099)

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20) Benefit Plans, continued

Components of net periodic benefit cost and other amounts recognized in other comprehensive income are as follows (in thousands):

	2021	2020	2019
	Modified Retirement Plan	Modified Retirement Plan	Modified Retirement Plan	Funded Plan
Service cost	$659	$588	$392	$—
Interest cost	676	795	931	166
Expected return on plan assets	—	—	—	(106)
Amortization of prior service cost	469	531	635	—
Amortization of net actuarial losses	576	326	59	—
Net periodic benefit cost	$2,380	$2,240	$2,017	$60

The following table summarizes the estimated future benefit payments expected to be paid from the Modified Retirement Plan for the periods indicated (in thousands).

2022	$1,191
2023	1,185
2024	1,179
2025	1,192
2026	1,213
2027-2031	8,276

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

Other United sponsored benefit plans
United's Employee Stock Purchase Program (“ESPP”), which was terminated during 2021, allowed eligible employees to purchase shares of common stock at a discount (10%), with no commission charges. During 2021, 2020 and 2019 United issued 6,676, 34,423 shares and 20,928 shares, respectively, through the ESPP.

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

As of December 31, 2021, United and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time. To be categorized as well-capitalized at December 31, 2021, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at such time, as set forth in the table below and have met certain other requirements. Management believes that United and the Bank exceeded all well-capitalized requirements at December 31, 2021, and there have been no conditions or events since year-end that would change the status of well-capitalized.

Pursuant to the CARES Act, United has adopted relief provided by federal banking regulatory agencies for the delay of the adverse capital impact of CECL. This optional two-year delay, which ended December 31, 2021, is followed by an optional three-year transition period to phase out the aggregate amount of capital benefit provided during the initial two-year delay. Under the transition provision, the amount of aggregate capital benefit is phased out by 25% each year with the full impact of adoption completely recognized by 2025.

Regulatory capital ratios at December 31, 2021 and 2020, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under prompt corrective action provisions in effect at such times are presented below for United and the Bank (dollars in thousands):

	Basel III Guidelines		United Community Banks, Inc. (consolidated)		United Community Bank
	Minimum (1)	Well Capitalized	2021	2020	2021	2020
Risk-based ratios:
CET1 capital	4.5%	6.5%	12.46%	12.31%	12.87%	13.31%
Tier 1 capital	6.0	8.0	13.17	13.10	12.87	13.31
Total capital	8.0	10.0	14.65	15.15	13.46	14.28
Tier 1 leverage ratio	4.0	5.0	8.75	9.28	8.53	9.42
CET1 capital			$1,688,176	$1,506,750	$1,738,557	$1,625,292
Tier 1 capital			1,784,598	1,603,172	1,738,557	1,625,292
Total capital			1,984,376	1,854,368	1,818,335	1,743,045
RWAs			13,548,534	12,240,440	13,512,405	12,207,940
Average total assets			20,402,842	17,276,853	20,377,319	17,246,878
(1) As of December 31, 2021 and 2020, the additional capital conservation buffer in effect was 2.50%.

Cash, Dividend, Loan and Other Restrictions
Federal and state banking regulations place certain restrictions on dividends paid by the Bank to the Holding Company. During 2021 and 2020, the Bank paid cash dividends to the Holding Company of $217 million and $150 million, respectively.

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

(22) Commitments and Contingencies

The following table summarizes, as of the dates indicated, the contract amount of off-balance sheet instruments (in thousands):

	December 31,
	2021	2020
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$3,591,975	$3,052,657
Letters of credit	29,312	31,748

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

United maintains an ACL for these unfunded commitments, which is included in other liabilities in the consolidated balance sheets. The ACL for unfunded loan commitments is determined as part of the quarterly ACL analysis. See Note 1 for further detail.

The Bank holds minor investments in certain limited partnerships for CRA and tax purposes. As of December 31, 2021, the Bank had a recorded investment of $52.7 million in these limited partnerships, which is included in other assets on the consolidated balance sheet. At December 31, 2021, for certain of these investments, the Bank had commitments to fund an additional $13.7 million related to future capital calls that has not been reflected in the consolidated balance sheet. As of December 31, 2021, the Holding Company also had $10.0 million in commitments for future capital calls to a fintech fund limited partnership that has not been reflected in the consolidated balance sheet.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(23)    Condensed Financial Statements of United Community Banks, Inc. (Holding Company Only)

Balance Sheets
As of December 31, 2021 and 2020
(in thousands)

	2021	2020
Assets
Cash and cash equivalents	$298,316	$289,243
Investment in Bank	2,150,683	2,028,965
Investment in other subsidiaries	23,194	752
Other assets	46,432	34,661
Total assets	$2,518,625	$2,353,621
Liabilities and Shareholders’ Equity
Long-term debt	$247,360	$311,956
Other liabilities	49,020	34,135
Total liabilities	296,380	346,091
Shareholders’ equity	2,222,245	2,007,530
Total liabilities and shareholders’ equity	$2,518,625	$2,353,621

Statements of Income
For the Years Ended December 31, 2021, 2020 and 2019
(in thousands)

	2021	2020	2019
Dividends from Bank	$217,000	$150,000	$—
Dividends from other subsidiaries	—	—	4,651
Shared service fees from subsidiaries	12,402	13,020	14,721
Other	3,167	1,436	1,468
Total income	232,569	164,456	20,840
Interest expense	14,324	13,994	11,573
Other expense	16,417	16,473	18,965
Total expenses	30,741	30,467	30,538
Income tax benefit	6,908	2,681	8,711
Income (loss) before equity in undistributed earnings of subsidiaries	208,736	136,670	(987)
Equity in undistributed earnings of subsidiaries	61,065	27,419	186,708
Net income	$269,801	$164,089	$185,721

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(23) Condensed Financial Statements of United Community Banks, Inc. (Holding Company Only), continued

Statements of Cash Flows
For the Years Ended December 31, 2021, 2020 and 2019
(in thousands)

	2021	2020	2019
Operating activities:
Net income	$269,801	$164,089	$185,721
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiaries	(61,065)	(27,419)	(186,708)
Stock-based compensation	6,554	7,887	9,360
Change in assets and liabilities:
Other assets	(7,800)	(3,662)	(3,022)
Other liabilities	6,353	5,261	2,080
Net cash provided by operating activities	213,843	146,156	7,431
Investing activities:
Net cash (paid) received for acquisition	(47,785)	3,397	(52,093)
Purchases of premises and equipment	(30)	—	—
Purchases of debt securities available-for-sale and equity securities	(1,500)	(2,750)	(3,000)
Proceeds from sales and maturities of debt securities available-for-sale and equity securities	1,253	—	83
Proceeds from sale of premises and equipment	728	—	—
Other investing inflows	132	—	—
Other investing outflows	(600)	—	—
Net cash (used in) provided by investing activities	(47,802)	647	(55,010)
Financing activities:
Repayment of long-term debt	(65,632)	—	(250)
Proceeds from issuance of long-term debt, net of issuance costs	—	98,552	—
Proceeds from issuance of preferred stock, net of issuance costs	—	96,422	—
Cash paid for shares withheld to cover payroll taxes related to equity instruments	(3,182)	(3,119)	(1,686)
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	506	1,317	2,193
Proceeds from exercise of stock options and warrants	231	—	212
Repurchase of common stock	(15,101)	(20,782)	(13,020)
Cash dividends on preferred stock	(6,876)	(3,533)	—
Cash dividends on common stock	(66,914)	(58,912)	(53,044)
Net cash (used in) provided by financing activities	(156,968)	109,945	(65,595)
Net change in cash	9,073	256,748	(113,174)
Cash at beginning of year	289,243	32,495	145,669
Cash at end of year	$298,316	$289,243	$32,495

(24) Subsequent Events

Dividends Declared
On February 17, 2022, the Board approved a regular quarterly cash dividend of $0.21 per common share and a preferred stock dividend of $429.6875 per preferred share (equivalent to $0.4296875 per depositary share, or 1/1000 interest per share). The common stock dividend is payable April 5, 2022, to common shareholders of record on March 15, 2022. The preferred stock dividend is payable March 15, 2022, to preferred shareholders of record on February 28, 2022.

Acquisition of Reliant
Subsequent to year-end, on January 1, 2022, United completed the acquisition of Reliant Bancorp, Inc. and its wholly-owned subsidiary, Reliant Bank, collectively referred to as “Reliant”. Reliant is headquartered in Brentwood, Tennessee, a suburb of Nashville, Tennessee. Reliant operates a 25 branch network in Tennessee, located primarily in the Nashville, Clarksville and

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Chattanooga metropolitan areas. It also has a manufactured housing finance group based in Knoxville. As of December 31, 2021, Reliant reported total assets of $3.00 billion, total loans of $2.38 billion, and total deposits of $2.50 billion.

Reliant shareholders received $597 million in total consideration, of which $596 million was United common stock (16.6 million shares), $624,000 was cash and $795,000 was converted stock options. The acquisition will be accounted for as a business combination. Due to the timing of the acquisition, United is currently in the process of completing the purchase accounting and has not made all of the remaining required disclosures, such as the fair value of assets acquired and supplemental pro forma information, which will be disclosed in subsequent filings.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of December 31, 2021. Based on that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, United’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 is included in Part II, Item 8 of this Report under the heading “Management’s Report on Internal Control Over Financial Reporting.”

Our independent auditors have issued an audit report on management’s assessment of internal controls over financial reporting. This report is included in Part II, Item 8 of this Report under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.        OTHER INFORMATION

None.

ITEM 9C.        DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    (a) Information Regarding Directors and Executive Officers. Information required by this Item 10 regarding our directors and director nominees contained under the caption “Director Nominees for Election” under the heading “Proposal 1: Election of Directors” in the 2022 Proxy Statement is incorporated herein by reference. Information required by this Item 10 regarding our executive officers contained under the heading “Executive Officers” in the 2022 Proxy Statement is incorporated herein by reference.

(b)  Compliance with Section 16(a) of the Exchange Act. If applicable, information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act contained under the caption “Delinquent Section 16(a) Reports” under the heading “Security Ownership” in the 2022 Proxy Statement is incorporated herein by reference.

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

(e)  Audit Committee Information. Information required by this Item 10 regarding our Audit Committee and our audit committee financial experts is contained under the captions “Board Committees” and “Audit Committee Financial Expert,” in each case under the heading “Corporate Governance” in the 2022 Proxy Statement is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this Item 11 regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, pay ratio disclosure, and compensation committee interlocks and insider participation contained under the headers “Director Compensation” and “Executive Compensation ” in the 2022 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained under the heading “Security Ownership” and under the caption “Equity Compensation Plan Information” under the heading “Executive Compensation” in the 2022 Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 regarding certain relationships and related transactions contained under the heading “Transactions With Management and Others” in the 2022 Proxy Statement is incorporated herein by reference. Information required by this Item 13 regarding director independence contained under the caption “Director Independence” under the heading “Corporate Governance” in the 2022 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 regarding fees we paid to our principal accountant and the pre-approval policies and procedures established by the Audit Committee of our Board contained under the heading “Fees Paid to Auditors” in the 2022 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.
		The following consolidated financial statements are located in Item 8 of this report:
		Report of Independent Registered Public Accounting Firm
		Consolidated Statements of Income - Years ended December 31, 2021, 2020, and 2019
		Consolidated Balance Sheets - December 31, 2021 and 2020
		Consolidated Statements of Changes in Shareholders’ Equity - Years ended December 31, 2021, 2020, and 2019
		Consolidated Statements of Cash Flows - Years ended December 31, 2021, 2020, and 2019
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

2.2
Agreement and Plan of Merger and Reorganization, dated as of May 26, 2021, by and between United Community Banks, Inc. and Aquesta Financial Holdings, Inc. (incorporated by reference from Annex A to the proxy statement/prospectus contained in United Community Banks, Inc.’s Registration Statement on Form S-4 filed with the SEC on July 29, 2021).

2.3
Agreement and Plan of Merger, dated as of July 14, 2021, by and between United Community Banks, Inc. and Reliant Bancorp, Inc. (incorporated herein by reference to Annex A to the proxy statement/prospectus filed by United Community Banks, Inc. with the SEC pursuant to Rule 424(b)(3) on October 22, 2021).

3.1
Restated Articles of Incorporation of United Community Banks, Inc., as amended through August 13, 2021 (incorporated herein by reference to Exhibit 3.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed with the SEC on November 5, 2021).

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

4.5
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

4.7	Form of Depositary Receipt (included as part of Exhibit 4.6)

4.8
Description of Registrant’s Depositary Shares and underlying Series I Preferred Stock (incorporated herein by reference to Exhibit 4.11 to United Community Banks, Inc.’s Annual Report on Form 10-K, File No. 001-35095, filed with the SEC on February 25, 2021).

4.9
Indenture, dated as of June 17, 2020, by and between United Community Banks, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on June 17, 2020).

4.10
First Supplemental Indenture, dated as of June 17, 2020, by and between United Community Banks, Inc. and U.S. Bank National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 001-35095, filed with the SEC on June 17, 2020).

4.11	Form of 5.000% Fixed-to-Floating Senior Notes due 2030 (attached as Exhibit A to Exhibit 4.10 hereto)

--	Pursuant to Item 601(b)(4)(iii)(A), other instruments that define the rights of holders of the long-term indebtedness of United Community Banks, Inc. and its subsidiaries that does not exceed 10% of United’s consolidated assets have not been filed; however, United agrees to furnish a copy of any such agreement to the SEC upon request.

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

10.9	Change of Control Severance Agreement dated March 31, 2015 by and between United Community Banks, Inc. and Richard William Bradshaw (not filed because substantially identical to Exhibit 10.8). #

10.10	Change of Control Severance Agreement dated March 31, 2015 by and between United Community Banks, Inc. and Robert A. Edwards (not filed because substantially identical to Exhibit 10.8). #

10.11	Change of Control Severance Agreement dated February 28, 2020 by and between United Community Banks, Inc. and Melinda Davis Lux (not filed because substantially identical to Exhibit 10.8). #

10.12	Change of Control Severance Agreement dated November 21, 2019 by and between United Community Banks, Inc. and Mark Terry (not filed because substantially identical to Exhibit 10.8). #

10.13
United Community Banks, Inc.’s Modified Retirement Plan (as amended and restated effective as of January 1, 2016) (incorporated herein by reference to Exhibit 10.15 to United Community Banks, Inc.'s Annual Report on Form 10-K File No. 001-35095, filed with the SEC on February 27, 2020).#

10.14
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

10.19
United Community Banks, Inc.’s Management Annual Incentive Plan, effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.5 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on May 1, 2007).#

10.20
Form of Incentive Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.15 to United Community Banks, Inc.’s Form 10-K for the year ended December 31, 2014, File No. 001-35095, filed with the SEC on February 27, 2015).#

10.21
Form of Nonqualified Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.16 to United Community Banks, Inc.’s Form 10-K for the year ended December 31, 2014, File No. 001-35095, filed with the SEC on February 27, 2015).#

10.22
Form of Restricted Stock Unit Award Agreement for Directors (incorporated herein by reference to Exhibit 10.24 to United Community Banks, Inc.’s Annual Report on Form 10-K, File No. 001-35095, filed with the SEC on February 25, 2021).#

10.23
Form of Restricted Stock Unit Award (incorporated herein by reference to Exhibit 10.25 to United Community Banks, Inc.’s Annual Report on Form 10-K, File No. 001-35095, filed with the SEC on February 25, 2021).#

10.24
Form of Restricted Stock Unit Award for Key Employees (incorporated herein by reference to Exhibit 10.26 to United Community Banks, Inc.’s Annual Report on Form 10-K, File No. 001-35095, filed with the SEC on February 25, 2021).#

10.25
Form of Performance Restricted Stock Unit Award for Key Employees. (incorporated herein by reference to Exhibit 10.27 to United Community Banks, Inc.’s Annual Report on Form 10-K, File No. 001-35095, filed with the SEC on February 25, 2021).#

10.26
Credit Agreement, dated as of January 7, 2014, between United Community Banks, Inc. and Synovus Bank, as amended, Amendment No, 1 dated as of June 30, 2015, Amendment No. 2 dated as of June 30, 2016 and Amendment No. 3 dated as of June 30, 2017 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, File No. 001-35095, filed with the SEC on August 4, 2017).

10.27
Amendment No. 4 dated as of August 7, 2018 to Credit Agreement, dated as of January 7, 2014, between United Community Banks, Inc. and Synovus Bank (incorporated herein by reference to Exhibit 10.30 to United Community Banks, Inc.'s Annual Report on Form 10-K File No. 001-35095, filed with the SEC on February 27, 2020).

10.28
Amendment No. 5 dated as of February 18, 2020 to Credit Agreement, dated as of January 7, 2014, between United Community Banks, Inc. and Synovus Bank (incorporated herein by reference to Exhibit 10.31 to United Community Banks, Inc.'s Annual Report on Form 10-K File No. 001-35095, filed with the SEC on February 27, 2020).

10.29	Amendment No. 6 dated as of June 27, 2021 to Credit Agreement, dated as of January 7, 2014, between United Community Banks, Inc. and Synovus Bank. **

21	Subsidiaries of United Community Banks, Inc.**

23	Consent of Independent Registered Public Accounting Firm**

24	Power of Attorney of certain officers and directors of United (included on signature page hereto)

31.1	Certification of Chief Executive Officer under Exchange Act Rule 13a-14(a)**

31.2	Certification of Chief Financial Officer under Exchange Act Rule 13a-14(a)**

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350 (furnished only)**

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document

101.PRE**	Inline XBRL Presentation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

#    Management contract or compensatory plan or arrangement.
**    Indicates filed or furnished herewith.

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, United has duly caused this annual report on Form 10-K, to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2022.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of United and in the capacities set forth and on the 17th day of February, 2022.

/s/ H. Lynn Harton	/s/ Kenneth L. Daniels
H. Lynn Harton	Kenneth L. Daniels
Chairman, President, and Chief Executive Officer	Director
(Principal Executive Officer)

/s/ Jefferson L. Harralson	/s/ Lance F. Drummond
Jefferson L. Harralson	Lance F. Drummond
Executive Vice President and Chief Financial Officer	Director
(Principal Financial Officer)

/s/ Alan H. Kumler	/s/ Jennifer Mann
Alan H. Kumler	Jennifer Mann
Senior Vice President, Chief Accounting Officer	Director
(Principal Accounting Officer)

/s/ Thomas A. Richlovsky	/s/ David C. Shaver
Thomas A. Richlovsky	David C. Shaver
Lead Independent Director	Director

/s/ Jennifer M. Bazante	/s/ Tim Wallis
Jennifer M. Bazante	Tim Wallis
Director	Director

/s/ Robert Blalock	/s/ David H. Wilkins
Robert Blalock	David H. Wilkins
Director	Director

/s/ James P. Clements
James P. Clements
Director