Form 10-Q
period 2022-03-31
UNITED COMMUNITY BANKS INC
filed 2022-05-06
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
Yes ☐ No ☒

There were 106,027,415 shares of the registrant’s common stock, par value $1 per share, outstanding as of April 30, 2022.

UNITED COMMUNITY BANKS, INC.
FORM 10-Q

Glossary of Defined Terms

The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
2021 10-K	United’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 25, 2022
ACL	Allowance for credit losses
AFS	Available-for-sale
ALCO	Asset/Liability Management Committee
AOCI	Accumulated other comprehensive income (loss)
Aquesta	Aquesta Financial Holdings, Inc. and its wholly-owned subsidiary, Aquesta Bank
ASU	Accounting standards update
Bank	United Community Bank
Board	United Community Banks Inc., Board of Directors
BOLI	Bank-owned life insurance
CECL	Current expected credit loss model
CET1	Common equity tier 1
CME	Chicago Mercantile Exchange
Company	United Community Banks Inc. (interchangeable with "United" below)
CVA	Credit valuation adjustment
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve System
FHLB	Federal Home Loan Bank
FinTrust	FinTrust Capital Partners, LLC, and its operating subsidiaries, FinTrust Capital Advisors, LLC, FinTrust Capital Benefits Group, LLC and FinTrust Brokerage Services, LLC
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
GSE	U.S. government-sponsored enterprise
HELOC	Home equity lines of credit
HFI	Held for investment
Holding Company	United Community Banks, Inc. on an unconsolidated basis
HTM	Held-to-maturity
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MBS	Mortgage-backed securities
NOW	Negotiable order of withdrawal
NPA	Nonperforming asset
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased credit deteriorated
PPP	Paycheck Protection Program
Progress	Progress Financial Corporation and its wholly-owned subsidiary, Progress Bank & Trust
Reliant	Reliant Bancorp, Inc. and its wholly-owned subsidiary, Reliant Bank
Report	Quarterly Report on Form 10-Q
SBA	United States Small Business Administration
SEC	Securities and Exchange Commission
TDR	Troubled debt restructuring
U.S. Treasury	United States Department of the Treasury
United	United Community Banks, Inc. and its direct and indirect subsidiaries
USDA	United States Department of Agriculture

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
•risks with respect to recent, pending or potential future mergers or acquisitions, including our ability to successfully complete acquisitions and therefore, to integrate or expand businesses and operations that we acquire;
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
•volatility in the ACL resulting from the CECL methodology, either alone or as that may be affected by conditions arising out of the COVID-19 pandemic, inflation, changing interest rates or other factors;
•adverse results (including judgments, costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) from current or future litigation, regulatory proceedings, examinations, investigations, or similar matters, or developments related thereto;
•any event or development that would cause us to conclude that there was impairment of any asset, including intangible assets, such as goodwill;
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

We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and readers should not place undue reliance on forward-looking statements. Additional factors that may cause actual results to differ materially from those contemplated by any forward-looking statements also may be found in our 2021 10-K (including the “Risk Factor” section of that report), Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the SEC and available at the SEC’s website at http://www.sec.gov. We do not intend to and, except as required by law, hereby disclaim any obligation to update or revise any forward-looking statement contained in this Report, which speaks only as of the date hereof, whether as a result of new information, future events, or otherwise. The financial statements and information contained herein have not been reviewed, or confirmed for accuracy or relevance, by the FDIC or any other regulator.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$175,175	$144,244
Interest-bearing deposits in banks	1,729,607	2,147,266
Federal funds and other short-term investments	1,882	27,000
Cash and cash equivalents	1,906,664	2,318,510
Debt securities available-for-sale	3,909,114	4,496,824
Debt securities held-to-maturity (fair value $2,351,873 and $1,148,804, respectively)	2,500,983	1,156,098
Loans held for sale	75,191	44,109
Loans and leases held for investment	14,316,205	11,760,346
Less allowance for credit losses - loans and leases	(132,805)	(102,532)
Loans and leases, net	14,183,400	11,657,814
Premises and equipment, net	283,561	245,296
Bank owned life insurance	297,220	217,713
Goodwill and other intangible assets, net	784,280	472,407
Other assets	433,787	338,000
Total assets	$24,374,200	$20,946,771
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$7,946,049	$6,956,981
Interest-bearing deposits	13,110,104	11,284,198
Total deposits	21,056,153	18,241,179
Long-term debt	324,230	247,360
Accrued expenses and other liabilities	298,802	235,987
Total liabilities	21,679,185	18,724,526
Shareholders' equity:
Preferred stock, $1 par value: 10,000,000 shares authorized; 4,000 shares Series I issued and outstanding; $25,000 per share liquidation preference	96,422	96,422
Common stock, $1 par value: 200,000,000 shares authorized, 106,025,210 and 89,349,826 shares issued and outstanding, respectively	106,025	89,350
Common stock issuable: 574,139 and 595,705 shares, respectively	11,311	11,288
Capital surplus	2,302,189	1,721,007
Retained earnings	354,409	330,654
Accumulated other comprehensive loss	(175,341)	(26,476)
Total shareholders' equity	2,695,015	2,222,245
Total liabilities and shareholders' equity	$24,374,200	$20,946,771

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Interest revenue:
Loans, including fees	$146,741	$125,726
Investment securities, including tax exempt of $2,655 and $2,150, respectively	23,665	15,448
Deposits in banks and short-term investments	653	368
Total interest revenue	171,059	141,542

Interest expense:
Deposits	3,131	5,219
Short-term borrowings	—	2
Long-term debt	4,136	4,257
Total interest expense	7,267	9,478
Net interest revenue	163,792	132,064
Provision for (release of) credit losses	23,086	(12,281)
Net interest revenue after provision for credit losses	140,706	144,345

Noninterest income:
Service charges and fees	9,070	7,570
Mortgage loan gains and other related fees	16,152	22,572
Wealth management fees	5,895	3,505
Gains from sales of other loans, net	3,198	1,030
Lending and loan servicing fees	2,986	2,160
Securities losses, net	(3,734)	—
Other	5,406	7,868
Total noninterest income	38,973	44,705
Total revenue	179,679	189,050

Noninterest expenses:
Salaries and employee benefits	71,006	60,585
Communications and equipment	9,248	7,203
Occupancy	9,378	6,956
Advertising and public relations	1,488	1,199
Postage, printing and supplies	2,119	1,822
Professional fees	4,447	4,234
Lending and loan servicing expense	2,366	2,877
Outside services - electronic banking	2,523	2,218
FDIC assessments and other regulatory charges	2,173	1,896
Amortization of intangibles	1,793	985
Merger-related and other charges	9,016	1,543
Other	3,718	3,676
Total noninterest expenses	119,275	95,194
Income before income taxes	60,404	93,856
Income tax expense	12,385	20,150
Net income	$48,019	$73,706

Net income available to common shareholders	$46,062	$71,525

Net income per common share:
Basic	$0.43	$0.82
Diluted	0.43	0.82
Weighted average common shares outstanding:
Basic	106,550	87,322
Diluted	106,677	87,466

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended March 31,
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2022
Net income	$60,404	$(12,385)	$48,019
Other comprehensive loss:
Unrealized losses on available-for-sale securities:
Unrealized holding losses	(203,885)	47,973	(155,912)
Reclassification of securities from available-for-sale to held-to-maturity	57,403	(13,592)	43,811
Reclassification adjustment for losses included in net income	3,734	(990)	2,744
Net unrealized losses	(142,748)	33,391	(109,357)
Reclassification of securities from available-for-sale to held-to-maturity	(57,403)	13,592	(43,811)
Derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives	5,468	(1,397)	4,071
Reclassification of losses on derivative instruments realized in net income	141	(36)	105
Net cash flow hedge activity	5,609	(1,433)	4,176
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	170	(43)	127
Total other comprehensive loss	(194,372)	45,507	(148,865)
Comprehensive loss	$(133,968)	$33,122	$(100,846)

2021
Net income	$93,856	$(20,150)	$73,706
Other comprehensive loss:
Unrealized losses on available-for-sale securities	(50,235)	12,550	(37,685)
Derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives	5,783	(1,477)	4,306
Reclassification of losses on derivative instruments realized in net income	144	(37)	107
Net cash flow hedge activity	5,927	(1,514)	4,413
Amortization of prior service cost and actuarial losses included in net periodic pension cost for defined benefit pension plan	261	(67)	194
Total other comprehensive loss	(44,047)	10,969	(33,078)
Comprehensive income	$49,809	$(9,181)	$40,628
See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(in thousands except share data)

	Shares of Common Stock	Preferred Stock	Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2021	89,349,826	96,422	89,350	11,288	1,721,007	330,654	(26,476)	2,222,245
Net income						48,019		48,019
Other comprehensive loss							(148,865)	(148,865)
Impact of acquisitions	16,571,545		16,571		579,805			596,376
Preferred stock dividends						(1,719)		(1,719)
Common stock dividends ($0.21 per share)						(22,545)		(22,545)
Impact of equity-based compensation awards	42,923		43	1,444	706			2,193
Impact of other United sponsored equity plans	60,916		61	(1,421)	671			(689)
March 31, 2022	106,025,210	$96,422	$106,025	$11,311	$2,302,189	$354,409	$(175,341)	$2,695,015

December 31, 2020	86,675,279	96,422	86,675	10,855	1,638,999	136,869	37,710	2,007,530
Net income						73,706		73,706
Other comprehensive loss							(33,078)	(33,078)
Preferred stock dividends						(1,719)		(1,719)
Common stock dividends ($0.19 per share)						(16,671)		(16,671)
Impact of equity-based compensation awards	35,170		36	576	404			1,016
Impact of other United sponsored equity plans	66,059		66	(946)	1,180			300
March 31, 2021	86,776,508	$96,422	$86,777	$10,485	$1,640,583	$192,185	$4,632	$2,031,084

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income	$48,019	$73,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	11,446	(681)
Provision for (release of) credit losses	23,086	(12,281)
Stock based compensation	2,488	1,507
Deferred income tax expense	2,309	9,172
Securities losses, net	3,734	—
Gains from sales of other loans, net	(3,198)	(1,030)
Changes in assets and liabilities:
Other assets	18,242	15,165
Accrued expenses and other liabilities	9,026	8,652
Loans held for sale	85,324	(59,546)
Net cash provided by operating activities	200,476	34,664

Investing activities:
Debt securities held-to-maturity:
Proceeds from maturities and calls	17,807	24,629
Purchases	(216,482)	(192,541)
Debt securities available-for-sale:
Proceeds from sales	208,409	—
Proceeds from maturities and calls	205,332	184,352
Purchases	(933,849)	(759,874)
Net increase in loans	(218,706)	(292,603)
Equity investments, outflows	(12,554)	(5,753)
Equity investments, inflows	16,091	4,984
Proceeds from sales of premises and equipment	2,978	287
Purchases of premises and equipment	(7,314)	(2,490)
Net cash received in acquisition	35,243	—
Proceeds from sale of other real estate and repossessed assets	680	1,308
Other investing inflows	—	430
Net cash used in investing activities	(902,365)	(1,037,271)

Financing activities:
Net increase in deposits	311,040	761,630
Repayment of long-term debt	—	(15,632)
Proceeds from FHLB advances	—	5,000
Repayment of FHLB advances	—	(5,000)
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	72	248
Proceeds from exercise of stock options	274	—
Cash paid for shares withheld to cover payroll taxes related to equity instruments	(1,475)	(574)
Cash dividends on common stock	(18,149)	(15,852)
Cash dividends on preferred stock	(1,719)	(1,719)
Net cash provided by financing activities	290,043	728,101

Net change in cash and cash equivalents	(411,846)	(274,506)

Cash and cash equivalents, beginning of period	2,318,510	1,608,619

Cash and cash equivalents, end of period	$1,906,664	$1,334,113

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

United’s accounting and financial reporting policies conform to GAAP and reporting guidelines of banking regulatory authorities. The accompanying interim consolidated financial statements have not been audited. All material intercompany balances and transactions have been eliminated. A more detailed description of United’s accounting policies is included in its 2021 10-K.

In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in United’s 2021 10-K.

Note 2 – Accounting Standards Updates and Recently Adopted Standards

Recently Adopted Standards

In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments. The update amends the lease classification requirements for lessors to align them with practice under the former lease accounting standard. Specifically, lessors should classify a lease with variable lease payments that do not depend on a reference index or rate as an operating lease if certain criteria are met. United adopted this update as of January 1, 2022, with no material impact on the consolidated financial statements.

Recently Issued Standards

In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. The update expands the current last-of-layer method to a portfolio layer method which allows multiple hedged layers of a single closed portfolio and non-prepayable financial assets. In addition, the update specifies that eligible hedging instruments may include spot-starting or forward-starting swaps and that the number of hedged layers corresponds with the number of hedges designated. Finally, the update provides additional guidance on the accounting for and disclosure of hedge basis adjustments. For public entities, this guidance is effective for fiscal years beginning after December 15, 2022. United does not expect the new guidance to have a material impact on the consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The update eliminates the previous accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. The update also requires that an entity disclose current-period gross charge-offs by year of origination. For public entities, this guidance is effective for fiscal years beginning after December 15, 2022. United does not expect the new guidance to have a material impact on the consolidated financial statements.

Note 3 – Supplemental Cash Flow Information

The supplemental schedule of significant non-cash investing and financing activities for the three months ended March 31, 2022 and 2021 is as follows (in thousands).

	Three Months Ended March 31,
	2022	2021
Significant non-cash investing and financing transactions:
Transfers of AFS securities to HTM securities	$1,105,194	$—
Right-of-use assets obtained in exchange for lease liabilities	2,756	381
Acquisitions:
Assets acquired	3,254,173	—
Liabilities assumed	2,657,173	—
Net assets acquired	597,000	—
Common stock issued and options converted	596,376	—

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Acquisitions

Acquisition of Reliant
On January 1, 2022, United acquired all of the outstanding common stock of Reliant in a stock transaction. Reliant was headquartered in Brentwood, Tennessee, a suburb of Nashville, Tennessee, and operated a 25-branch network in Tennessee. United’s operating results for the three months ended March 31, 2022 include the operating results of the acquired business for the period subsequent to the acquisition date of January 1, 2022.

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below (in thousands).

Reliant
Fair Value Recorded by United (1)
January 1, 2022
Assets
Cash and cash equivalents	$62,867
Debt securities	249,107
Loans held for sale	116,406
Loans held for investment	2,320,737
Premises and equipment	35,631
Bank-owned life insurance	78,170
Accrued interest receivable	12,027
Net deferred tax asset	5,793
Core deposit intangible	14,500
Other assets	59,768
Total assets acquired	$2,955,006
Liabilities
Deposits	$2,504,823
Short-term borrowings	27,000
Long-term debt	76,730
Other liabilities	48,620
Total liabilities assumed	2,657,173
Total identifiable net assets	297,833
Consideration transferred
Cash	624
Common stock issued (16,571,545 shares)	595,581
Options converted	795
Total fair value of consideration transferred	597,000
Goodwill	$299,167

(1) Fair values are preliminary and are subject to refinement for a period not to exceed one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

Goodwill represents the intangible value of Reliant’s business and reputation within the markets it served and is not expected to be deductible for income tax purposes. The Reliant core deposit intangible will be amortized over its expected useful life of 10 years using the sum-of-the-years-digits method.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents additional information related to the acquired Reliant loan portfolio at the acquisition date (in thousands).

January 1, 2022
PCD loans:
Par value	$258,462
ACL at acquisition	(12,737)
Non-credit discount	(3,294)
Purchase price	$242,431

Non-PCD loans:
Fair value	$2,078,306
Gross contractual amounts receivable	2,355,205
Estimate of contractual cash flows not expected to be collected	25,990

Pro forma information

The following table discloses the impact of the Reliant acquisition since acquisition date through March 31 in the year of acquisition. The table also presents certain pro forma information as if Reliant had been acquired on January 1, 2021. These results combine the historical results of the acquired entity with United’s consolidated statement of income. Adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity; however pro forma financial results presented are not necessarily indicative of what would have occurred had the acquisition taken place in earlier years.

Merger-related costs from the Reliant acquisition of $8.54 million have been excluded from the three months ended March 31, 2022 pro forma information presented below and included in the three months ended March 31, 2021 pro forma information presented below. The actual results and pro forma information were as follows (in thousands):

	Three Months Ended March 31,
	Revenue	Net Income
2022
Actual Reliant results included in statement of income since acquisition date	$13,914	$598
Supplemental consolidated pro forma as if Reliant had been acquired January 1, 2021	196,238	66,759

2021
Supplemental consolidated pro forma as if Reliant had been acquired January 1, 2021	$210,141	$67,011

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Investment Securities

During the first quarter of 2022, United transferred $1.11 billion of AFS debt securities to HTM. As of the transfer date, these securities had $57.4 million of unrealized losses, which are recorded in AOCI. These transfer-date unrealized losses will be reclassified out of AOCI as a yield adjustment and reduce earnings over the remaining life of the security.

The amortized cost basis, unrealized gains and losses and fair value of HTM debt securities as of the dates indicated are as follows (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2022
U.S. Treasuries	$19,811	$—	$1,166	$18,645
U.S. Government agencies & GSEs	82,475	—	6,792	75,683
State and political subdivisions	297,630	740	33,322	265,048
Residential MBS, Agency & GSEs	1,408,767	324	61,902	1,347,189
Commercial MBS, Agency & GSEs	677,300	3	46,115	631,188
Supranational entities	15,000	—	880	14,120
Total	$2,500,983	$1,067	$150,177	$2,351,873

As of December 31, 2021
U.S. Treasuries	$19,803	$20	$—	$19,823
U.S. Government agencies & GSEs	70,180	—	1,121	69,059
State and political subdivisions	257,688	4,341	4,080	257,949
Residential MBS, Agency & GSEs	381,641	2,021	3,687	379,975
Commercial MBS, Agency & GSEs	411,786	4,106	8,915	406,977
Supranational entities	$15,000	$21	$—	$15,021
Total	$1,156,098	$10,509	$17,803	$1,148,804

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost basis, unrealized gains and losses, and fair value of AFS debt securities as of the dates indicated are presented below (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2022
U.S. Treasuries	$194,455	$217	$8,362	$186,310
U.S. Government agencies & GSEs	221,473	502	10,496	211,479
State and political subdivisions	346,723	2,890	14,569	335,044
Residential MBS, Agency & GSEs	1,545,430	959	73,555	1,472,834
Residential MBS, Non-agency	273,119	139	3,563	269,695
Commercial MBS, Agency & GSEs	734,692	276	40,698	694,270
Commercial MBS, Non-agency	31,707	271	94	31,884
Corporate bonds	240,533	274	12,252	228,555
Asset-backed securities	483,434	595	4,986	479,043
Total	$4,071,566	$6,123	$168,575	$3,909,114

As of December 31, 2021
U.S. Treasuries	$218,027	$1,661	$2,168	$217,520
U.S. Government agencies & GSEs	189,855	605	3,428	187,032
State and political subdivisions	263,269	15,237	2,662	275,844
Residential MBS, Agency & GSEs	2,079,700	9,785	28,521	2,060,964
Residential MBS, Non-agency	81,925	2,249	4	84,170
Commercial MBS, Agency & GSEs	870,563	2,974	16,156	857,381
Commercial MBS, Non-agency	15,202	1,268	—	16,470
Corporate bonds	194,164	814	1,812	193,166
Asset-backed securities	603,824	2,000	1,547	604,277
Total	$4,516,529	$36,593	$56,298	$4,496,824

Securities with a carrying value of $1.77 billion and $1.46 billion were pledged, primarily to secure public deposits, at March 31, 2022 and December 31, 2021, respectively.

 The following table summarizes HTM debt securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2022
U.S. Treasuries	$18,645	$1,166	$—	$—	$18,645	$1,166
U.S. Government agencies & GSEs	66,566	5,538	9,117	1,254	75,683	6,792
State and political subdivisions	207,559	27,465	29,522	5,857	237,081	33,322
Residential MBS, Agency & GSEs	1,164,029	53,415	173,097	8,487	1,337,126	61,902
Commercial MBS, Agency & GSEs	531,665	37,366	97,882	8,749	629,547	46,115
Supranational entities	14,120	880	—	—	14,120	880
Total unrealized loss position	$2,002,584	$125,830	$309,618	$24,347	$2,312,202	$150,177

As of December 31, 2021
U.S. Government agencies & GSEs	$64,658	$888	$4,401	$233	$69,059	$1,121
State and political subdivisions	131,128	3,590	9,006	490	140,134	4,080
Residential MBS, Agency & GSEs	289,132	3,687	—	—	289,132	3,687
Commercial MBS, Agency & GSEs	314,049	8,540	10,384	375	324,433	8,915
Total unrealized loss position	$798,967	$16,705	$23,791	$1,098	$822,758	$17,803

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes AFS debt securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2022
U.S. Treasuries	$106,713	$8,362	$—	$—	$106,713	$8,362
U.S. Government agencies & GSEs	92,202	3,216	62,571	7,280	154,773	10,496
State and political subdivisions	132,721	10,172	31,963	4,397	164,684	14,569
Residential MBS, Agency & GSEs	1,131,348	53,514	207,905	20,041	1,339,253	73,555
Residential MBS, Non-agency	213,545	3,563	—	—	213,545	3,563
Commercial MBS, Agency & GSEs	325,242	10,140	267,697	30,558	592,939	40,698
Commercial MBS, Non-agency	16,420	94	—	—	16,420	94
Corporate bonds	197,753	11,757	5,705	495	203,458	12,252
Asset-backed securities	223,161	3,573	44,718	1,413	267,879	4,986
Total unrealized loss position	$2,439,105	$104,391	$620,559	$64,184	$3,059,664	$168,575

As of December 31, 2021
U.S. Treasuries	$111,606	$2,168	$—	$—	$111,606	$2,168
U.S. Government agencies & GSEs	132,893	2,591	20,093	837	152,986	3,428
State and political subdivisions	69,302	2,581	3,148	81	72,450	2,662
Residential MBS, Agency & GSEs	1,534,744	25,799	74,481	2,722	1,609,225	28,521
Residential MBS, Non-agency	12,608	4	—	—	12,608	4
Commercial MBS, Agency & GSEs	582,235	13,098	66,014	3,058	648,249	16,156
Corporate bonds	149,246	1,811	16	1	149,262	1,812
Asset-backed securities	195,164	1,546	571	1	195,735	1,547
Total unrealized loss position	$2,787,798	$49,598	$164,323	$6,700	$2,952,121	$56,298

At March 31, 2022, there were 629 AFS debt securities and 267 HTM debt securities that were in an unrealized loss position. United does not intend to sell nor does it believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at March 31, 2022 were primarily attributable to changes in interest rates.

At March 31, 2022 and December 31, 2021, calculated credit losses and, thus, the related ACL on HTM debt securities were de minimis due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies, GSEs, high credit quality municipalities and supranational entities. As a result, no ACL was recorded on the HTM portfolio at March 31, 2022 or December 31, 2021. In addition, based on the assessments performed at March 31, 2022 and December 31, 2021, there was no ACL required related to the AFS portfolio.

The following table presents accrued interest receivable for the periods indicated on HTM and AFS debt securities (in thousands), which was excluded from the estimate of credit losses.

	Accrued Interest Receivable
	March 31, 2022	December 31, 2021
HTM	$5,826	$3,596
AFS	10,378	9,868

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of AFS and HTM debt securities at March 31, 2022, by contractual maturity, are presented in the following table (in thousands). Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year:
U.S. Treasuries	$30,988	$31,111	$—	$—
U.S. Government agencies & GSEs	402	398	—	—
State and political subdivisions	15,006	15,101	5,200	5,264
Corporate bonds	2,879	2,866	—	—
	49,275	49,476	5,200	5,264
1 to 5 years:
U.S. Treasuries	99,782	96,257	—	—
U.S. Government agencies & GSEs	37,964	36,097	—	—
State and political subdivisions	34,565	34,552	7,602	7,986
Corporate bonds	135,813	129,898	—	—
	308,124	296,804	7,602	7,986
5 to 10 years:
U.S. Treasuries	63,685	58,942	19,811	18,645
U.S. Government agencies & GSEs	75,459	69,020	31,761	29,107
State and political subdivisions	132,148	127,009	38,584	36,312
Corporate bonds	101,054	94,907	—	—
Supranational entities	—	—	15,000	14,120
	372,346	349,878	105,156	98,184
More than 10 years:
U.S. Government agencies & GSEs	107,648	105,964	50,714	46,576
State and political subdivisions	165,004	158,382	246,244	215,486
Corporate bonds	787	884	—	—
	273,439	265,230	296,958	262,062
Debt securities not due at a single maturity date:
Asset-backed securities	483,434	479,043	—	—
Residential MBS	1,818,549	1,742,529	1,408,767	1,347,189
Commercial MBS	766,399	726,154	677,300	631,188

Total	$4,071,566	$3,909,114	$2,500,983	$2,351,873

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes AFS securities sales activity for the three months ended March 31, 2022 and 2021 (in thousands).

	Three Months Ended March 31,
	2022	2021
Proceeds from sales	$208,409	$—

Gross realized gains	$963	$—
Gross realized losses	(4,697)	—
Securities losses, net	$(3,734)	$—

Income tax benefit attributable to sales	$(990)	$—

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Loans and Leases and Allowance for Credit Losses

Major classifications of the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”) are summarized as of the dates indicated as follows (in thousands).

	March 31, 2022	December 31, 2021
Owner occupied commercial real estate	$2,637,974	$2,321,685
Income producing commercial real estate	3,328,133	2,600,858
Commercial & industrial (1)	2,336,255	1,910,162
Commercial construction	1,482,518	1,014,830
Equipment financing	1,147,794	1,083,021
Total commercial	10,932,674	8,930,556
Residential mortgage	1,825,650	1,637,885
HELOC	777,739	694,034
Residential construction	368,330	359,815
Manufactured housing	269,066	—
Consumer	142,746	138,056
Total loans	14,316,205	11,760,346
Less allowance for credit losses - loans	(132,805)	(102,532)
Loans, net	$14,183,400	$11,657,814
(1) Commercial and industrial loans as of March 31, 2022 and December 31, 2021 included $34.0 million and $88.3 million of PPP loans, respectively.

Accrued interest receivable related to loans totaled $37.4 million and $28.5 million at March 31, 2022 and December 31, 2021, respectively, and was reported in other assets on the consolidated balance sheets. Accrued interest receivable was excluded from the estimate of credit losses.

At March 31, 2022 and December 31, 2021, the loan portfolio was subject to blanket pledges on certain qualifying loan types with the FHLB and FRB to secure contingent funding sources.

The following table presents loans held for investment that were sold in the periods indicated (in thousands). The gains and losses on these loan sales were included in noninterest income on the consolidated statements of income.

	Three Months Ended March 31,
	2022	2021
Guaranteed portion of SBA/USDA loans	$28,343	$11,345
Equipment financing receivables	23,436	1,059
Total	$51,779	$12,404

At March 31, 2022 and December 31, 2021, equipment financing assets included leases of $38.1 million and $37.7 million, respectively. The components of the net investment in leases, which included both sales-type and direct financing, are presented below (in thousands).

	March 31, 2022	December 31, 2021
Minimum future lease payments receivable	$40,401	$39,962
Estimated residual value of leased equipment	3,069	3,216
Initial direct costs	651	669
Security deposits	(659)	(687)
Unearned income	(5,378)	(5,432)
Net investment in leases	$38,084	$37,728

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Minimum future lease payments expected to be received from equipment financing lease contracts as of March 31, 2022 were as follows (in thousands):

Year
Remainder of 2022	$12,182
2023	12,695
2024	8,162
2025	4,954
2026	2,152
Thereafter	256
Total	$40,401

Nonaccrual and Past Due Loans HFI
The following table presents the aging of the amortized cost basis in loans by aging category and accrual status as of the dates indicated (in thousands). Past due status is based on contractual terms of the loan. The accrual of interest is generally discontinued when a loan becomes 90 days past due.

	Accruing
	Current Loans	Loans Past Due
		30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual Loans	Total Loans
As of March 31, 2022
Owner occupied commercial real estate	$2,632,429	$955	$—	$—	$4,590	$2,637,974
Income producing commercial real estate	3,319,869	1,024	20	—	7,220	3,328,133
Commercial & industrial	2,326,976	3,052	—	—	6,227	2,336,255
Commercial construction	1,481,843	242	32	—	401	1,482,518
Equipment financing	1,141,335	2,844	1,075	—	2,540	1,147,794
Total commercial	10,902,452	8,117	1,127	—	20,978	10,932,674
Residential mortgage	1,811,286	1,115	225	—	13,024	1,825,650
HELOC	775,632	465	459	—	1,183	777,739
Residential construction	368,089	—	29	—	212	368,330
Manufactured housing	265,394	652	513	—	2,507	269,066
Consumer	142,463	199	42	2	40	142,746
Total loans	$14,265,316	$10,548	$2,395	$2	$37,944	$14,316,205

As of December 31, 2021
Owner occupied commercial real estate	$2,318,944	$27	$—	$—	$2,714	$2,321,685
Income producing commercial real estate	2,593,124	146	—	—	7,588	2,600,858
Commercial & industrial	1,903,730	584	419	—	5,429	1,910,162
Commercial construction	1,014,211	—	276	—	343	1,014,830
Equipment financing	1,079,180	1,415	685	—	1,741	1,083,021
Total commercial	8,909,189	2,172	1,380	—	17,815	8,930,556
Residential mortgage	1,622,754	1,583	235	—	13,313	1,637,885
HELOC	691,814	920	88	—	1,212	694,034
Residential construction	358,741	654	—	—	420	359,815
Consumer	137,564	421	19	—	52	138,056
Total loans	$11,720,062	$5,750	$1,722	$—	$32,812	$11,760,346

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents nonaccrual loans held for investment by loan class for the periods indicated (in thousands).

	Nonaccrual Loans
	March 31, 2022			December 31, 2021
	With no allowance	With an allowance	Total	With no allowance	With an allowance	Total
Owner occupied commercial real estate	$3,851	$739	$4,590	$2,141	$573	$2,714
Income producing commercial real estate	6,747	473	7,220	6,873	715	7,588
Commercial & industrial	4,353	1,874	6,227	3,715	1,714	5,429
Commercial construction	—	401	401	—	343	343
Equipment financing	—	2,540	2,540	—	1,741	1,741
Total commercial	14,951	6,027	20,978	12,729	5,086	17,815
Residential mortgage	3,264	9,760	13,024	3,126	10,187	13,313
HELOC	322	861	1,183	219	993	1,212
Residential construction	74	138	212	280	140	420
Manufactured housing	—	2,507	2,507	—	—	—
Consumer	3	37	40	6	46	52
Total	$18,614	$19,330	$37,944	$16,360	$16,452	$32,812

The majority of nonaccrual loans with no related allowance consists of collateral dependent loans that have been individually evaluated by management and have been charged down to net realizable value with the repayment of the loan expected to be provided substantially through the operation or sale of the underlying collateral.

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

	Term Loans						Revolvers	Revolvers converted to term loans	Total
As of March 31, 2022	2022	2021	2020	2019	2018	Prior
Pass
Owner occupied commercial real estate	$211,384	$732,769	$684,940	$277,347	$148,139	$387,637	$101,245	$13,602	$2,557,063
Income producing commercial real estate	253,374	885,707	856,374	384,746	238,677	367,348	53,220	10,246	3,049,692
Commercial & industrial	148,679	676,024	266,500	172,322	140,613	113,901	757,593	6,477	2,282,109
Commercial construction	143,386	589,176	376,267	174,597	41,754	32,214	60,297	1,869	1,419,560
Equipment financing	203,832	493,114	241,369	145,028	52,131	8,864	—	—	1,144,338
Total commercial	960,655	3,376,790	2,425,450	1,154,040	621,314	909,964	972,355	32,194	10,452,762
Residential mortgage	172,860	808,686	365,321	105,661	67,863	283,248	9	4,088	1,807,736
HELOC	—	—	—	—	—	—	759,393	15,866	775,259
Residential construction	104,326	239,453	8,644	2,132	1,940	11,189	—	32	367,716
Manufactured housing	14,351	58,444	53,032	38,291	34,094	66,698	—	—	264,910
Consumer	25,809	48,918	24,583	9,006	3,961	1,822	28,363	116	142,578
	1,278,001	4,532,291	2,877,030	1,309,130	729,172	1,272,921	1,760,120	52,296	13,810,961
Special Mention
Owner occupied commercial real estate	1,855	5,093	4,395	14,815	4,281	8,134	2,446	284	41,303
Income producing commercial real estate	23,277	26,913	61,724	21,843	19,867	39,974	—	—	193,598
Commercial & industrial	156	2,683	1,161	4,252	708	496	4,549	190	14,195
Commercial construction	13,678	70	6,921	13,152	9,019	6,188	—	—	49,028
Equipment financing	—	—	—	—	—	—	—	—	—
Total commercial	38,966	34,759	74,201	54,062	33,875	54,792	6,995	474	298,124
Residential mortgage	—	—	—	—	—	—	—	—	—
HELOC	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—
Manufactured housing	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
	38,966	34,759	74,201	54,062	33,875	54,792	6,995	474	298,124
Substandard
Owner occupied commercial real estate	4,927	10,814	405	3,178	3,800	15,178	156	1,150	39,608
Income producing commercial real estate	10,198	7,396	15,008	3,677	29,045	19,284	169	66	84,843
Commercial & industrial	195	2,496	4,545	4,657	12,659	2,017	6,755	6,627	39,951
Commercial construction	—	3,413	60	254	8	9,945	—	250	13,930
Equipment financing	—	943	1,081	948	298	186	—	—	3,456
Total commercial	15,320	25,062	21,099	12,714	45,810	46,610	7,080	8,093	181,788
Residential mortgage	1,097	2,615	1,103	2,945	3,628	5,759	—	767	17,914
HELOC	—	—	—	—	—	—	335	2,145	2,480
Residential construction	317	11	—	23	51	212	—	—	614
Manufactured housing	—	205	530	838	897	1,686	—	—	4,156
Consumer	—	37	19	20	51	20	—	21	168
	16,734	27,930	22,751	16,540	50,437	54,287	7,415	11,026	207,120

Total	$1,333,701	$4,594,980	$2,973,982	$1,379,732	$813,484	$1,382,000	$1,774,530	$63,796	$14,316,205

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans						Revolvers	Revolvers converted to term loans	Total
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Pass
Owner occupied commercial real estate	$643,151	$674,124	$278,702	$153,233	$139,584	$267,460	$68,354	$17,150	$2,241,758
Income producing commercial real estate	668,322	678,487	333,911	221,218	165,563	219,459	41,157	11,830	2,339,947
Commercial & industrial	638,567	270,150	178,944	136,281	50,567	72,904	514,750	4,361	1,866,524
Commercial construction	378,695	303,154	149,740	40,625	22,983	13,206	12,628	1,673	922,704
Equipment financing	563,618	271,913	167,904	63,254	13,145	903	—	—	1,080,737
Total commercial	2,892,353	2,197,828	1,109,201	614,611	391,842	573,932	636,889	35,014	8,451,670
Residential mortgage	781,007	370,092	108,091	64,346	71,552	221,131	9	3,915	1,620,143
HELOC	—	—	—	—	—	—	676,545	14,994	691,539
Residential construction	325,111	16,301	2,802	2,278	3,144	9,352	—	33	359,021
Consumer	57,530	29,218	10,757	5,137	1,439	1,355	32,312	111	137,859
	4,056,001	2,613,439	1,230,851	686,372	467,977	805,770	1,345,755	54,067	11,260,232
Special Mention
Owner occupied commercial real estate	7,772	2,979	16,639	4,374	6,007	2,641	248	286	40,946
Income producing commercial real estate	64,139	27,875	21,875	22,292	18,415	21,880	—	—	176,476
Commercial & industrial	1,037	1,831	2,740	597	273	303	2,242	—	9,023
Commercial construction	14,283	16,237	13,149	22,479	11,766	52	—	—	77,966
Equipment financing	—	—	—	—	—	—	—	—	—
Total commercial	87,231	48,922	54,403	49,742	36,461	24,876	2,490	286	304,411
Residential mortgage	—	—	—	—	—	—	—	—	—
HELOC	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
	87,231	48,922	54,403	49,742	36,461	24,876	2,490	286	304,411
Substandard
Owner occupied commercial real estate	11,987	1,049	4,216	3,712	5,829	11,088	—	1,100	38,981
Income producing commercial real estate	15,485	12,618	3,779	29,212	6,726	16,531	—	84	84,435
Commercial & industrial	2,741	1,615	5,284	12,685	1,232	5,863	4,326	869	34,615
Commercial construction	3,464	157	272	11	9,750	255	—	251	14,160
Equipment financing	428	590	676	503	84	3	—	—	2,284
Total commercial	34,105	16,029	14,227	46,123	23,621	33,740	4,326	2,304	174,475
Residential mortgage	3,339	1,585	2,813	3,229	1,205	4,744	—	827	17,742
HELOC	—	—	—	—	—	—	329	2,166	2,495
Residential construction	407	—	30	51	—	306	—	—	794
Consumer	37	16	22	26	22	50	3	21	197
	37,888	17,630	17,092	49,429	24,848	38,840	4,658	5,318	195,703

Total	$4,181,120	$2,679,991	$1,302,346	$785,543	$529,286	$869,486	$1,352,903	$59,671	$11,760,346

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Troubled Debt Restructurings
As of March 31, 2022 and December 31, 2021, United had TDRs totaling $51.2 million and $52.4 million, respectively. Loans modified under the terms of a TDR during the three months ended March 31, 2022 and 2021 are presented in the following table. In addition, the table presents loans modified under the terms of a TDR that defaulted (became 90 days or more delinquent or otherwise in default of modified terms) during the periods presented and were initially restructured within one year prior to default (dollars in thousands).

	New TDRs					TDRs Modified Within the Previous Twelve Months That Have Subsequently Defaulted
		Post-Modification Amortized Cost by Type of Modification
	Number of Contracts	Rate Reduction	Structure	Other	Total	Number of Contracts	Amortized Cost
Three Months Ended March 31, 2022
Owner occupied commercial real estate	—	$—	$—	$—	$—	—	$—
Income producing commercial real estate	—	—	—	—	—	—	—
Commercial & industrial	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—
Equipment financing	16	—	1,794	—	1,794	5	107
Total commercial	16	—	1,794	—	1,794	5	107
Residential mortgage	—	—	—	—	—	—	—
HELOC	7	—	1,242	6	1,248	—	—
Residential construction	—	—	—	—	—	—	—
Manufactured housing	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total loans	23	$—	$3,036	$6	$3,042	5	$107

Three Months Ended March 31, 2021
Owner occupied commercial real estate	—	$—	$—	$—	$—	—	$—
Income producing commercial real estate	2	—	—	1,319	1,319	—	—
Commercial & industrial	2	—	—	103	103	1	11
Commercial construction	1	—	309	—	309	—	—
Equipment financing	28	—	2,136	—	2,136	3	62
Total commercial	33	—	2,445	1,422	3,867	4	73
Residential mortgage	1	—	69	—	69	3	413
HELOC	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total loans	34	$—	$2,514	$1,422	$3,936	7	$486

Allowance for Credit Losses
The ACL for loans represents management’s estimate of life of loan credit losses in the portfolio as of the end of the period. The ACL related to unfunded commitments is included in other liabilities in the consolidated balance sheet.

At both March 31, 2022 and December 31, 2021, United used a one-year reasonable and supportable forecast period. Expected credit losses were estimated using a regression model for each segment based on historical data from peer banks combined with a third party vendor’s baseline economic forecast to predict the change in credit losses. These estimates were then combined with a starting value that was based on United’s recent default experience, with the results subject to a floor. At March 31, 2022, United applied qualitative factors to the model output for income producing commercial real estate and equipment finance portfolios. With regard to income producing commercial real estate, the qualitative factors reflected continued credit concerns related to the senior care portfolio, elevated criticized loans relative to the pre-pandemic period and inflationary concerns related to the impact of rising rates on commercial real estate values. Qualitative factors for the equipment finance portfolio reflected management’s approximation of long-term loss rates.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the balance and activity in the ACL by portfolio segment for the periods indicated (in thousands).

	Three Months Ended March 31, 2022
	Beginning Balance	Initial ACL - PCD loans (1)	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied commercial real estate	$14,282	$266	$—	$45	$1,352	$15,945
Income producing commercial real estate	24,156	4,366	—	290	4,727	33,539
Commercial & industrial	16,592	2,337	(3,594)	665	2,386	18,386
Commercial construction	9,956	2,857	(41)	414	596	13,782
Equipment financing	16,290	—	(948)	681	3,241	19,264
Residential mortgage	12,390	385	(53)	150	2,092	14,964
HELOC	6,568	60	(9)	90	419	7,128
Residential construction	1,847	1	—	23	58	1,929
Manufactured housing	—	2,438	(173)	9	4,809	7,083
Consumer	451	27	(806)	279	834	785
ACL - loans	102,532	12,737	(5,624)	2,646	20,514	132,805
ACL - unfunded commitments	10,992	—	—	—	2,572	13,564
Total ACL	$113,524	$12,737	$(5,624)	$2,646	$23,086	$146,369

	Three Months Ended March 31, 2021
	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied commercial real estate	$20,673	$—	$240	$(1,631)	$19,282
Income producing commercial real estate	41,737	(1,007)	16	(5,835)	34,911
Commercial & industrial	22,019	(2,894)	5,647	(3,022)	21,750
Commercial construction	10,952	(178)	156	(358)	10,572
Equipment financing	16,820	(2,058)	547	1,891	17,200
Residential mortgage	15,341	(215)	123	(669)	14,580
HELOC	8,417	—	73	(1,610)	6,880
Residential construction	764	(10)	70	538	1,362
Consumer	287	(471)	266	247	329
ACL - loans	137,010	(6,833)	7,138	(10,449)	126,866
ACL - unfunded commitments	10,558	—	—	(1,832)	8,726
Total ACL	$147,568	$(6,833)	$7,138	$(12,281)	$135,592
(1) Represents the initial ACL related to PCD loans acquired in the Reliant transaction.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 7 – Derivatives and Hedging Activities

The table below presents the fair value of derivative financial instruments, which are included in other assets and other liabilities on the consolidated balance sheet, as of the dates indicated (in thousands):

	March 31, 2022			December 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Derivative Asset	Derivative Liability		Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Cash flow hedge of subordinated debt	$100,000	$10,649	$—	$100,000	$6,389	$—
Cash flow hedge of trust preferred securities	20,000	—	—	20,000	—	—
Fair value hedge of brokered time deposits	—	—	—	10,000	—	—
Total	120,000	10,649	—	130,000	6,389	—

Derivatives not designated as hedging instruments:
Customer derivative positions	1,161,386	5,426	38,850	1,206,145	28,656	10,663
Dealer offsets to customer derivative positions	1,171,702	8,479	1,686	1,230,885	974	9,232
Risk participations	69,017	12	1	69,385	16	7
Mortgage banking - loan commitment	97,711	1,356	—	110,897	3,450	—
Mortgage banking - forward sales commitment	184,500	3,016	—	201,419	67	202
Bifurcated embedded derivatives	51,935	6,534	—	51,935	2,928	—
Dealer offsets to bifurcated embedded derivatives	51,935	—	8,529	51,935	—	5,041
Total	2,788,186	24,823	49,066	2,922,601	36,091	25,145

Total derivatives	$2,908,186	$35,472	$49,066	$3,052,601	$42,480	$25,145

Total gross derivative instruments		$35,472	$49,066		$42,480	$25,145
Less: Amounts subject to master netting agreements		(1,753)	(1,753)		(694)	(694)
Less: Cash collateral received/pledged		(18,682)	(9,082)		(6,620)	(14,148)
Net amount		$15,037	$38,231		$35,166	$10,303

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

Hedging Derivatives
Cash Flow Hedges of Interest Rate Risk
United enters into cash flow hedges to mitigate exposure to the variability of future cash flows or other forecasted transactions. As of March 31, 2022 and December 31, 2021, United utilized interest rate caps and swaps to hedge the variability of cash flows due to changes in interest rates on certain of its variable-rate subordinated debt and trust preferred securities. United considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates. Therefore, changes in the fair value of these derivative instruments are recognized in OCI. Gains and losses related to changes in fair value are reclassified into earnings in the periods the hedged forecasted transactions occur. Losses representing amortization of the premium recorded on cash flow hedges, which is a component excluded from the assessment of effectiveness, are recognized in earnings on a straight-line basis in the same caption as the hedged item over the term of the hedge. Over the next twelve months, United expects to reclassify $189,000 of gains from AOCI into earnings related to these agreements.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

At December 31, 2021, United had an interest rate swap that was designated as a fair value hedge of fixed-rate brokered time deposits. During the first quarter of 2022, the hedged brokered deposit and the associated swap matured. The swap involved the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreements.

The table below presents the effect of derivatives in hedging relationships, all of which are interest rate contracts, on the consolidated statement of income for the periods indicated (in thousands).

	Three Months Ended March 31,
	2022	2021
Total interest expense presented in the consolidated statements of income	$(7,267)	$(9,478)
Effect of hedging relationships on interest expense:
Net income (expense) recognized on fair value hedges	28	78
Net expense recognized on cash flow hedges (1)	(141)	(144)
 (1) Includes premium amortization expense excluded from the assessment of hedge effectiveness of $116,000 for both the three months ended March 31, 2022 and 2021, respectively.

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

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		2022	2021
Three Months Ended March 31,
Customer derivatives and dealer offsets	Other noninterest income	$769	$1,897
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	113	459
Mortgage banking derivatives	Mortgage loan revenue	4,634	3,836
Risk participations	Other noninterest income	1	(205)
		$5,517	$5,987

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

Note 8 – Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands):

	March 31, 2022	December 31, 2021
Core deposit intangible	$52,692	$38,192
Less: accumulated amortization	(27,466)	(25,870)
Net core deposit intangible	25,226	12,322
Customer relationship intangible	8,400	8,400
Less: accumulated amortization	(520)	(322)
Net customer relationship intangible	7,880	8,078
Total intangibles subject to amortization, net	33,106	20,400
Goodwill	751,174	452,007
Total goodwill and other intangible assets, net	$784,280	$472,407

During the first quarter of 2022, as a result of the Reliant acquisition, United recorded a core deposit intangible of $14.5 million. See Note 4 for further detail.

The following is a summary of changes in the carrying amounts of goodwill (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period (1)	$452,007	$367,809
Acquisitions	299,167	—
Balance, end of period (1)	$751,174	$367,809
(1) Goodwill balances are shown net of accumulated impairment losses of $306 million incurred prior to 2021.

The estimated aggregate amortization expense for future periods for finite lived intangibles is as follows (in thousands):

Year
Remainder of 2022	$5,033
2023	5,903
2024	5,018
2025	4,051
2026	3,303
Thereafter	9,798
Total	$33,106

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 9 - Long-term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2022	December 31, 2021	Issue Date	Stated Maturity Date	Earliest Call Date	Interest Rate
2027 senior debentures	35,000	35,000	2015	2027	2025	5.500% through August 2025, 3-month LIBOR plus 3.71% thereafter
2030 senior debentures	100,000	100,000	2020	2030	2025	5.00% through June 2025, 3-month SOFR plus 4.87% thereafter
Total senior debentures	135,000	135,000

2028 subordinated debentures	100,000	100,000	2018	2028	2023	4.500% through January 2023, 3-month LIBOR plus 2.12% thereafter
2029 subordinated debentures	60,000	—	2019	2029	2024	5.125% until December 2024, 3-month SOFR plus 3.765% thereafter
Total subordinated debentures	160,000	100,000

Tidelands Statutory Trust I	8,248	8,248	2006	2036	*	3-month LIBOR plus 1.38%
Four Oaks Statutory Trust I	12,372	12,372	2006	2036	*	3-month LIBOR plus 1.35%
Community First Capital Trust I	3,093	—	2002	2032	*	Prime plus 0.50%
Community First Capital Trust II	5,155	—	2005	2035	*	3-month LIBOR plus 1.50%
Community First Capital Trust III	5,464	—	2007	2037	*	3-month LIBOR plus 3.00%
Total trust preferred securities	34,332	20,620
Less net discount	(5,102)	(8,260)
Total long-term debt	$324,230	$247,360
 * Indicates currently redeemable.

Interest is currently paid at least semiannually for all senior and subordinated debentures and trust preferred securities. All debt instruments reported above are obligations of the Holding Company.

During the first quarter of 2022, United assumed $76.7 million in subordinated debentures and trust preferred securities as part of the Reliant acquisition. See Note 4 for further detail.
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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

Mortgage Loans Held for Sale
United has elected the fair value option for most of its newly originated mortgage loans held for sale in order to reduce certain timing differences and better match changes in fair values of the loans with changes in the value of derivative instruments used to economically hedge them. The fair value of mortgage loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan, and are classified as Level 2. In connection with the Reliant acquisition, United acquired certain mortgage loans held for sale for which the fair value option was not elected; these loans are carried at the lower of aggregate cost or fair value.

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

March 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$186,310	$—	$—	$186,310
U.S. Government agencies & GSEs	—	211,479	—	211,479
State and political subdivisions	—	335,044	—	335,044
Residential MBS	—	1,742,529	—	1,742,529
Commercial MBS	—	726,154	—	726,154
Corporate bonds	—	226,223	2,332	228,555
Asset-backed securities	—	479,043	—	479,043
Equity securities with readily available fair values	4,784	1,358	—	6,142
Mortgage loans held for sale	—	39,118	—	39,118
Deferred compensation plan assets	11,577	—	—	11,577
Servicing rights for SBA/USDA loans	—	—	6,962	6,962
Residential mortgage servicing rights	—	—	32,641	32,641
Derivative financial instruments	—	27,570	7,902	35,472
Total assets	$202,671	$3,788,518	$49,837	$4,041,026

Liabilities:
Deferred compensation plan liability	$11,602	$—	$—	$11,602
Derivative financial instruments	—	40,535	8,531	49,066
Total liabilities	$11,602	$40,535	$8,531	$60,668

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$217,520	$—	$—	$217,520
U.S. Government agencies & GSEs	—	187,032	—	187,032
State and political subdivisions	—	275,844	—	275,844
Residential MBS	—	2,145,134	—	2,145,134
Commercial MBS	—	873,851	—	873,851
Corporate bonds	—	190,771	2,395	193,166
Asset-backed securities	—	604,277	—	604,277
Equity securities with readily available fair values	—	1,302	—	1,302
Mortgage loans held for sale	—	44,109	—	44,109
Deferred compensation plan assets	11,769	—	—	11,769
Servicing rights for SBA/USDA loans	—	—	6,513	6,513
Residential mortgage servicing rights	—	—	25,161	25,161
Derivative financial instruments	—	35,722	6,758	42,480
Total assets	$229,289	$4,358,042	$40,827	$4,628,158

Liabilities:
Deferred compensation plan liability	$11,795	$—	$—	$11,795
Derivative financial instruments	—	20,097	5,048	25,145
Total liabilities	$11,795	$20,097	$5,048	$36,940

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table shows a reconciliation of the beginning and ending balances for the periods indicated for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	2022					2021
	Derivative Assets	Derivative Liabilities	SBA/USDA loan servicing rights	Residential mortgage servicing rights	Corporate Bonds	Derivative Assets	Derivative Liabilities	SBA/USDA loan servicing rights	Residential mortgage servicing rights	Corporate Bonds
Three Months Ended March 31,
Beginning balance	$6,758	$5,048	$6,513	$25,161	$2,395	$10,779	$2,408	$6,462	$16,216	$1,750
Additions	—	—	588	2,167	—	175	—	229	3,201	—
Transfers from Level 3	(290)	—	—	—	—	—	—	—	—	—
Sales and settlements	—	—	(229)	(676)	—	—	—	(191)	(1,129)	—
Fair value adjustments included in OCI	—	—	—	—	(63)	—	—	—	—	—
Fair value adjustments included in earnings	1,434	3,483	90	5,989	—	(2,646)	2,198	(274)	2,440	—
Ending balance	$7,902	$8,531	$6,962	$32,641	$2,332	$8,308	$4,606	$6,226	$20,728	$1,750

The following table presents quantitative information about significant Level 3 inputs for fair value on a recurring basis as of the dates indicated.

Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Inputs	March 31, 2022		December 31, 2021
			Range	Weighted Average	Range	Weighted Average
SBA/USDA loan servicing rights	Discounted cash flow	Discount rate	0.0% - 52.1%	9.1%	0.0% - 45.4%	10.3%
		Prepayment rate	3.2 - 34.3	16.7	3.2 - 31.3	16.3
Residential mortgage servicing rights	Discounted cash flow	Discount rate	9.5 - 15.0	9.5	9.5 - 10.5	9.5
		Prepayment rate	6.9 - 34.0	8.7	7.0 - 77.6	12.6
Corporate bonds	Discounted cash flow	Discount rate	4.4 - 4.6	4.5	3.6 - 3.8	3.6
Derivative assets - customer derivative positions	Internal model	Estimated loss rate	100	100	33.4 - 44.0	36.0
Derivative assets - mortgage	Internal model	Pull through rate	74.1 - 100	91.1	45.9 - 100	87.2
Derivative assets and liabilities - other	Dealer priced	Dealer priced	N/A	N/A	N/A	N/A

Fair Value Option
United generally records mortgage loans held for sale at fair value under the fair value option. Interest income on these loans is calculated based on the note rate of the loan and is recorded in interest revenue. Through the Reliant acquisition, United acquired mortgage loans held for sale accounted for under the lower of cost or fair value method. These loans are separately disclosed under the heading “Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis” within this footnote. The following tables present the fair value and outstanding principal balance of loans accounted for under the fair value option, as well as the gain or loss recognized from the change in fair value for the periods indicated (in thousands).

Mortgage Loans Held for Sale
	March 31, 2022	December 31, 2021
Outstanding principal balance	$38,765	$42,581
Fair value	39,118	44,109

Gain (Loss) from Change in Fair Value on Mortgage Loans Held for Sale
Location	Three Months Ended March 31,
	2022	2021
Mortgage loan gains and other related fees	$(1,174)	$(2,242)

Changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of assets that were still held as of March 31, 2022 and December 31, 2021, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented (in thousands).

	Level 1	Level 2	Level 3	Total
March 31, 2022
Loans held for investment	$—	$—	$1,287	$1,287
Mortgage loans held for sale	—	36,073	—	36,073

December 31, 2021
Loans held for investment	$—	$—	$2,536	$2,536

As of March 31, 2022, mortgage loans held for sale that were acquired from Reliant were subject to a nonrecurring fair value adjustment resulting from the application of the lower of the amortized cost or fair value accounting.

Loans held for investment that are reported above as being measured at fair value on a nonrecurring basis are generally impaired loans that have either been partially charged off or have specific reserves assigned to them. Nonaccrual loans that are collateral dependent are generally written down to net realizable value, which reflects fair value less the estimated costs to sell. Specific reserves that are established based on appraised value of collateral are considered nonrecurring fair value adjustments as well. When the fair value of the collateral is based on an observable market price or a current appraised value, United records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, United records the impaired loan as nonrecurring Level 3.

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

		Fair Value Level
	Carrying Amount	Level 1	Level 2	Level 3	Total
March 31, 2022
Assets:
HTM debt securities	$2,500,983	$—	$2,351,873	$—	$2,351,873
Loans and leases, net	14,183,400	—	—	13,942,576	13,942,576

Liabilities:
Deposits	21,056,153	—	21,055,552	—	21,055,552
Long-term debt	324,230	—	—	337,839	337,839

December 31, 2021
Assets:
HTM debt securities	$1,156,098	$—	$1,148,804	$—	$1,148,804
Loans and leases, net	11,657,814	—	—	11,607,821	11,607,821

Liabilities:
Deposits	18,241,179	—	18,239,934	—	18,239,934
Long-term debt	247,360	—	—	267,064	267,064

Note 11 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of various share-based compensation. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan document). As of March 31, 2022, 495,861 additional awards could be granted under the plan.

The table below presents restricted stock unit and option activity for the three months ended March 31, 2022.

	Restricted Stock Unit Awards			Options
	Shares	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value ($000)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2021	808,474	$25.15		35,460	$8.38
Granted	74,115	33.25		48,239	20.88
Vested / Exercised	(101,546)	24.79	$3,766	(13,797)	19.88		$240
Cancelled	(18,109)	26.18		—	—
Outstanding at March 31, 2022	762,934	25.97	26,550	69,902	14.73	3.5	1,403

Vested / Exercisable at March 31, 2022	—	—		69,902	14.73	3.5	1,403
Options granted in 2022 reflect options assumed in the Reliant acquisition, with the weighted average exercise price of Reliant’s fully vested converted options determined pursuant to the purchase agreement. The value of the Reliant options was determined using a Black-Scholes model and was included in the purchase price for the acquisition. No compensation expense relating to options was included in earnings for three months ended March 31, 2022 and 2021.

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

For the three months ended March 31, 2022 and 2021, expense of $2.39 million and $1.41 million, respectively, was recognized related to restricted stock unit and performance stock unit awards granted to United employees, which was included in salaries and employee benefits expense. In addition, for both the three months ended March 31, 2022 and 2021, $100,000 was recognized in other expense for restricted stock unit awards granted to members of United’s Board of Directors.

A deferred income tax benefit related to stock-based compensation expense of $636,000 and $385,000 was included in the determination of income tax expense for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, there was $15.1 million of unrecognized expense related to non-vested restricted stock unit and performance stock unit awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Note 12 – Reclassifications Out of AOCI

The following table presents the details regarding amounts reclassified out of AOCI for the periods indicated (in thousands). Amounts shown in parentheses reduce earnings.

Details about AOCI Components	Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
	2022	2021
Realized losses on AFS securities:
	$(3,734)	$—	Securities losses, net
	990	—	Income tax benefit
	$(2,744)	$—	Net of tax

Reclassifications related to derivative financial instruments accounted for as cash flow hedges:
Interest rate contracts	$(141)	$(144)	Long-term debt interest expense
	36	37	Income tax benefit
	$(105)	$(107)	Net of tax

Reclassifications related to defined benefit pension plan activity:
Prior service cost	$(78)	$(117)	Salaries and employee benefits expense
Actuarial losses	(92)	(144)	Other expense
	(170)	(261)	Total before tax
	43	67	Income tax benefit
	$(127)	$(194)	Net of tax

Total reclassifications for the period	$(2,976)	$(301)	Net of tax

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 13 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended March 31,
	2022	2021
Net income	$48,019	$73,706
Dividends on preferred stock	(1,719)	(1,719)
Earnings allocated to participating securities	(238)	(462)
Net income available to common shareholders	$46,062	$71,525

Weighted average shares outstanding:
Basic	106,550	87,322
Effect of dilutive securities:
Stock options	46	—
Restricted stock units	81	144
Diluted	106,677	87,466

Net income per common share:
Basic	$0.43	$0.82
Diluted	$0.43	$0.82

At March 31, 2022 and 2021, United had no potentially dilutive instruments outstanding that were not included in the above analysis.

Note 14 – Regulatory Matters

As of March 31, 2022, United and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time. To be categorized as well-capitalized, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at the time, as set forth in the table below, and have met certain other requirements. Management believes that United and the Bank exceeded all well-capitalized requirements at March 31, 2022, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.

Regulatory capital ratios at March 31, 2022 and December 31, 2021, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under prompt corrective action provisions in effect at such times are presented below for United and the Bank (dollars in thousands):

			United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum (1)	Well- Capitalized	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Risk-based ratios:
CET1 capital	4.5%	6.5%	11.88%	12.46%	12.77%	12.87%
Tier 1 capital	6.0	8.0	12.46	13.17	12.77	12.87
Total capital	8.0	10.0	14.34	14.65	13.48	13.46
Leverage ratio	4.0	5.0	8.89	8.75	9.09	8.53

CET1 capital			$1,991,401	$1,688,176	$2,131,904	$1,738,557
Tier 1 capital			2,087,823	1,784,598	2,131,904	1,738,557
Total capital			2,402,996	1,984,376	2,250,777	1,818,335
Risk-weighted assets			16,756,444	13,548,534	16,697,110	13,512,405
Average total assets for the leverage ratio			23,485,581	20,402,842	23,443,019	20,377,319
(1) As of March 31, 2022 and December 31, 2021 the additional capital conservation buffer in effect was 2.50%

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

The following table summarizes the contractual amount of off-balance sheet instruments as of the dates indicated (in thousands).

	March 31, 2022	December 31, 2021
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$4,355,305	$3,591,975
Letters of credit	57,834	29,312

United holds minor investments in certain limited partnerships for Community Reinvestment Act purposes. As of March 31, 2022 and December 31, 2021, the Bank had a recorded investment of $59.0 million and $52.7 million, respectively, in these limited partnerships, which is included in other assets on the consolidated balance sheet. As of March 31, 2022, United had committed to fund an additional $18.0 million related to future capital calls that are not reflected in the consolidated balance sheet.

As of March 31, 2022, the Holding Company also had $19.9 million in commitments for future capital calls to fintech fund limited partnerships that have not been reflected in the consolidated balance sheet.

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

Note 16 - Subsequent Events

Announced Acquisition of Progress
On May 4, 2022, United announced an agreement to acquire Progress Financial Corporation and its wholly-owned subsidiary, Progress Bank & Trust, collectively referred to as “Progress”. Progress is headquartered in Huntsville, Alabama, and operates 14 offices in high-growth, southeastern markets, including, Huntsville, Birmingham, Daphne and Tuscaloosa in Alabama and the Florida Panhandle. As of March 31, 2022, Progress had total assets of $1.86 billion, total loans of $1.27 billion, and total deposits of $1.67 billion. In addition to traditional banking products, Progress offers wealth management and private banking through Progress Financial Services with approximately $1.22 billion in assets under management. The merger, which is subject to regulatory approval, the approval of Progress shareholders, and other customary conditions, is expected to close in the fourth quarter of 2022.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at March 31, 2022 and December 31, 2021 and our results of operations for the three months ended March 31, 2022 and 2021. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. The following discussion and analysis should be read along with our consolidated financial statements and related notes included in Part I - Item 1 of this Report, “Cautionary Note Regarding Forward-Looking Statements” and the risk factors discussed in our 2021 10-K, and the other reports we have filed with the SEC after we filed the 2021 10-K.

Unless the context otherwise requires, the terms “we,” “our,” “us” refer to United on a consolidated basis.

Overview

We offer a wide array of commercial and consumer banking services and investment advisory services through a 198 branch network throughout Georgia, South Carolina, North Carolina, Tennessee and Florida. We have grown organically as well as through strategic acquisitions. At March 31, 2022, we had consolidated total assets of $24.4 billion and 2,893 full-time equivalent employees.

Recent Developments
Mergers and Acquisitions
Since March 31, 2021 we have continued to expand through acquisitions as follows:
•On January 1, 2022, we completed the acquisition of Reliant, which was headquartered in Brentwood, Tennessee, a suburb of Nashville, Tennessee, and operated a 25-branch network in Tennessee. We acquired $2.96 billion of assets and assumed $2.66 billion of liabilities in the acquisition, which included $2.32 billion in loans and $2.50 billion in deposits.
•On October 1, 2021, we acquired Aquesta, a bank headquartered in Cornelius, North Carolina which operated a network of branches primarily located in the Charlotte metropolitan area. We acquired total assets of $756 million, including $498 million in loans, and we assumed $658 million in deposits as of the acquisition date.
•On July 6, 2021, we acquired FinTrust, an investment advisory firm headquartered in Greenville, South Carolina, with additional locations in Anderson, South Carolina, and Athens and Macon, Georgia. The firm provides wealth and investment management services to individuals and institutions within its markets, which expanded our Wealth Management division.
Results of Operations
We reported net income and diluted earnings per common share of $48.0 million and $0.43, respectively, for the first quarter of 2022. This compared to net income and diluted earnings per common share of $73.7 million and $0.82, respectively, for the same period in 2021.

We reported net income - operating (non-GAAP) of $55.1 million for the first quarter of 2022, compared to $74.9 million for the same period in 2021. For the first quarters of 2022 and 2021, net income - operating (non-GAAP) excludes merger-related and other charges, which net of tax, totaled $7.05 million and $1.21 million, respectively.

Net interest revenue increased to $164 million for the first quarter of 2022, compared to $132 million for the first quarter of 2021, due to several factors including loan growth, mostly from the acquisitions of Reliant and Aquesta and a more favorable deposit mix comprised more heavily of lower-cost transaction deposits. The net interest margin decreased to 2.97% for the three months ended March 31, 2022 from 3.22% for the same period in 2021 primarily due to the effect of the low interest rate environment on our asset sensitive balance sheet.

We recorded a provision for credit losses of $23.1 million for the first quarter of 2022, compared to a release of provision of $12.3 million for the first quarter of 2021. The provision for credit losses during the first quarter of 2022 included the initial provision for credit losses on Reliant’s non-PCD loans and unfunded commitments totaling $18.3 million. The negative provision in 2021 resulted from a downward adjustment to the ACL, reflecting a combination of the Bank’s own credit trends and an improving economic forecast. We recognized net charge-offs for the first quarter of 2022 of $2.98 million compared to net recoveries of $305,000 for the same period in 2021.

Noninterest income of $39.0 million for the first quarter of 2022 was down $5.73 million, or 13%, from the first quarter of 2021. The primary drivers of the decrease were a $6.42 million decrease in mortgage loan gains and related fees and securities losses of $3.73 million. These decreases were partially offset by increases in wealth management fees, service charges and fees and gains on sales of other loans.

For the first quarter of 2022, noninterest expenses of $119 million increased $24.1 million, or 25%, compared to the same period of 2021. The increase was primarily attributable to a $10.4 million increase in salaries and employee benefits, mostly driven by acquisitions since the first quarter of 2021, and a $7.47 million increase in merger-related and other charges primarily related to the acquisition of Reliant.

Critical Accounting Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Our accounting and reporting estimates are in accordance with GAAP and conform to general practices within the banking industry. Estimates that are susceptible to significant changes include accounting for the ACL and fair value measurements, both of which require significant judgments by management. Actual results could differ significantly from those estimates. Also, different assumptions in the application of these accounting estimates could result in material changes in our consolidated financial position or consolidated results of operations. Our critical accounting estimates are discussed in MD&A in our 2021 10-K. There have been no material changes to our critical accounting estimates in 2022.

Non-GAAP Reconciliation and Explanation

This Report contains financial information determined by methods other than in accordance with GAAP. Such non-GAAP financial information includes the following measures: “tangible book value per common share,” and “tangible common equity to tangible assets.” In addition, management presents non-GAAP operating performance measures, which exclude merger-related and other items that are not part of our ongoing business operations. Operating performance measures include “expenses – operating,” “net income – operating,” “diluted income per common share – operating,” “return on common equity – operating,” “return on tangible common equity – operating,” “return on assets – operating” and “efficiency ratio – operating.” We have developed internal policies and procedures to accurately capture and account for merger-related and other charges and those charges are reviewed with the Audit Committee of our Board each quarter. We use these non-GAAP measures because we believe they provide useful supplemental information for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. We believe these non-GAAP measures may also provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as a comparison to financial results for prior periods. Nevertheless, non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. These non-GAAP measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP. In addition, because non-GAAP measures are not standardized, it may not be possible to compare our non-GAAP measures to similarly titled measures used by other companies. To the extent applicable, reconciliations of these non-GAAP measures to the most directly comparable measures as reported in accordance with GAAP are included in Table 1 of MD&A.

UNITED COMMUNITY BANKS, INC.
Table 1 - Financial Highlights
(in thousands, except per share data)
	2022	2021				First Quarter 2022 - 2021 Change
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
INCOME SUMMARY
Interest revenue	$171,059	$143,768	$147,675	$145,809	$141,542
Interest expense	7,267	6,213	6,636	7,433	9,478
Net interest revenue	163,792	137,555	141,039	138,376	132,064	24%
Provision for (release of) credit losses	23,086	(647)	(11,034)	(13,588)	(12,281)
Noninterest income	38,973	37,177	40,095	35,841	44,705	(13)
Total revenue	179,679	175,379	192,168	187,805	189,050	(5)
Noninterest expenses	119,275	109,156	96,749	95,540	95,194	25
Income before income tax expense	60,404	66,223	95,419	92,265	93,856	(36)
Income tax expense	12,385	14,204	21,603	22,005	20,150	(39)
Net income	48,019	52,019	73,816	70,260	73,706	(35)
Merger-related and other charges	9,016	9,912	1,437	1,078	1,543
Income tax benefit of merger-related and other charges	(1,963)	(2,265)	(328)	(246)	(335)
Net income - operating (1)	$55,072	$59,666	$74,925	$71,092	$74,914	(26)

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$0.43	$0.55	$0.82	$0.78	$0.82	(48)
Diluted net income - operating (1)	0.50	0.64	0.83	0.79	0.83	(40)
Cash dividends declared	0.21	0.20	0.20	0.19	0.19	11
Book value	24.38	23.63	23.25	22.81	22.15	10
Tangible book value (3)	17.08	18.42	18.68	18.49	17.83	(4)
Key performance ratios:
Return on common equity - GAAP (2)(4)	6.80%	9.32%	14.26%	14.08%	15.37%
Return on common equity - operating (1)(2)(4)	7.83	10.74	14.48	14.25	15.63
Return on tangible common equity - operating (1)(2)(3)(4)	11.00	13.93	18.23	17.81	19.68
Return on assets - GAAP (4)	0.78	0.96	1.48	1.46	1.62
Return on assets - operating (1)(4)	0.89	1.10	1.50	1.48	1.65
Net interest margin (FTE) (4)	2.97	2.81	3.12	3.19	3.22
Efficiency ratio - GAAP	57.43	62.12	53.11	54.53	53.55
Efficiency ratio - operating (1)	53.09	56.48	52.33	53.92	52.68
Equity to total assets	11.06	10.61	10.89	11.04	10.95
Tangible common equity to tangible assets (3)	7.72	8.09	8.53	8.71	8.57

ASSET QUALITY
NPAs	$40,816	$32,855	$45,335	$46,347	$56,496	(28)
ACL - loans	132,805	102,532	99,620	111,616	126,866	5
Net charge-offs	2,978	248	551	(456)	(305)
ACL - loans to loans	0.93%	0.87%	0.89%	0.98%	1.09%
Net charge-offs to average loans (4)	0.08	0.01	0.02	(0.02)	(0.01)
NPAs to total assets	0.17	0.16	0.23	0.25	0.30

AT PERIOD END ($ in millions)
Loans	$14,316	$11,760	$11,191	$11,391	$11,679	23
Investment securities	6,410	5,653	5,335	4,928	4,332	48
Total assets	24,374	20,947	19,481	18,896	18,557	31
Deposits	21,056	18,241	16,865	16,328	15,993	32
Shareholders’ equity	2,695	2,222	2,122	2,086	2,031	33
Common shares outstanding (thousands)	106,025	89,350	86,559	86,665	86,777	22
(1) Excludes merger-related and other charges. (2) Net income less preferred stock dividends, divided by average realized common equity, which excludes AOCI. (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Financial Highlights
Non-GAAP Performance Measures Reconciliation
(in thousands, except per share data)
	2022	2021
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Noninterest expense reconciliation
Noninterest expenses (GAAP)	$119,275	$109,156	$96,749	$95,540	$95,194
Merger-related and other charges	(9,016)	(9,912)	(1,437)	(1,078)	(1,543)
Noninterest expenses - operating	$110,259	$99,244	$95,312	$94,462	$93,651

Net income reconciliation
Net income (GAAP)	$48,019	$52,019	$73,816	$70,260	$73,706
Merger-related and other charges	9,016	9,912	1,437	1,078	1,543
Income tax benefit of merger-related and other charges	(1,963)	(2,265)	(328)	(246)	(335)
Net income - operating	$55,072	$59,666	$74,925	$71,092	$74,914

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$0.43	$0.55	$0.82	$0.78	$0.82
Merger-related and other charges, net of tax	0.07	0.09	0.01	0.01	0.01
Diluted income per common share - operating	$0.50	$0.64	$0.83	$0.79	$0.83

Book value per common share reconciliation
Book value per common share (GAAP)	$24.38	$23.63	$23.25	$22.81	$22.15
Effect of goodwill and other intangibles	(7.30)	(5.21)	(4.57)	(4.32)	(4.32)
Tangible book value per common share	$17.08	$18.42	$18.68	$18.49	$17.83

Return on tangible common equity reconciliation
Return on common equity (GAAP)	6.80%	9.32%	14.26%	14.08%	15.37%
Merger-related and other charges, net of tax	1.03	1.42	0.22	0.17	0.26
Return on common equity - operating	7.83	10.74	14.48	14.25	15.63
Effect of goodwill and other intangibles	3.17	3.19	3.75	3.56	4.05
Return on tangible common equity - operating	11.00%	13.93%	18.23%	17.81%	19.68%

Return on assets reconciliation
Return on assets (GAAP)	0.78%	0.96%	1.48%	1.46%	1.62%
Merger-related and other charges, net of tax	0.11	0.14	0.02	0.02	0.03
Return on assets - operating	0.89%	1.10%	1.50%	1.48%	1.65%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	57.43%	62.12%	53.11%	54.53%	53.55%
Merger-related and other charges	(4.34)	(5.64)	(0.78)	(0.61)	(0.87)
Efficiency ratio - operating	53.09%	56.48%	52.33%	53.92%	52.68%

Tangible common equity to tangible assets reconciliation
Equity to total assets (GAAP)	11.06%	10.61%	10.89%	11.04%	10.95%
Effect of goodwill and other intangibles	(2.94)	(2.06)	(1.87)	(1.82)	(1.86)
Effect of preferred equity	(0.40)	(0.46)	(0.49)	(0.51)	(0.52)
Tangible common equity to tangible assets	7.72%	8.09%	8.53%	8.71%	8.57%

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

Net interest revenue for the first quarters of 2022 and 2021 was $164 million and $132 million, respectively. FTE net interest revenue for the first quarter of 2022 was $165 million, representing an increase of $31.9 million, or 24%, from the same period in 2021. The net interest spread for the first quarters of 2022 and 2021 was 2.88% and 3.06%, respectively. The net interest margin for the first quarters of 2022 and 2021 was 2.97% and 3.22%, respectively. Table 2 shows the relationship between interest revenue and expense and the average amounts of assets and liabilities, which provides further insight into net interest spread and net interest margin for the periods indicated. The following discussion provides additional detail on the average balances and net interest revenue for the first quarters of 2022 and 2021.

The increase in FTE net interest revenue was primarily driven by the $2.80 billion increase in average loans provided by the addition of the Aquesta and Reliant loan portfolios as well as organic growth since the first quarter of 2021. As a result, loan interest revenue increased $21.5 million compared to the first quarter of 2021, which was partially offset by the impact of $10.1 million less in PPP interest and fee income, and $2.00 million less in purchased loan accretion. Additionally, the increase in average securities provided $8.39 million more in FTE interest revenue compared to the same period of last year as we have continued to deploy surplus liquidity into the securities portfolio. Compared to the first quarter of 2021, we grew average interest-bearing deposits by $3.28 billion, which includes deposits received in the acquisitions of Aquesta and Reliant and organic growth. The impact of interest-bearing deposit growth on interest expense was more than offset by our ability to further reduce deposit rates in the low interest rate environment. As a result, we recognized $2.09 million less in deposit interest expense during the first quarter of 2022 compared to the same period of 2021. We also benefited from a more favorable deposit mix as more of our interest-bearing deposits resided in lower-cost transaction deposit accounts.

During the first quarter of 2022, our interest-earning assets were more heavily comprised of investment securities compared to the same quarter of 2021, which resulted in net interest margin and spread compression. In addition, the continuation of the historically low interest rate environment negatively impacted our asset sensitive balance sheet and contributed to the net interest margin compression.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended March 31,
(dollars in thousands, FTE)

	2022			2021
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$14,234,026	$146,637	4.18%	$11,432,908	$125,122	4.44%
Taxable securities (3)	5,848,976	21,010	1.44	3,686,405	13,298	1.44
Tax-exempt securities (FTE) (1)(3)	510,954	3,566	2.79	304,983	2,888	3.79
Federal funds sold and other interest-earning assets	1,910,411	1,020	0.22	1,357,890	1,222	0.36
Total interest-earning assets (FTE)	22,504,367	172,233	3.10	16,782,186	142,530	3.44

Noninterest-earning assets:
Allowance for credit losses	(113,254)			(143,703)
Cash and due from banks	166,005			140,292
Premises and equipment	277,216			221,411
Other assets (3)	1,369,301			1,023,275
Total assets	$24,203,635			$18,023,461

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$4,667,098	1,469	0.13	$3,331,043	1,486	0.18
Money market	5,110,817	1,012	0.08	3,732,988	1,804	0.20
Savings	1,436,881	72	0.02	989,584	49	0.02
Time	1,758,895	534	0.12	1,642,423	1,588	0.39
Brokered time deposits	79,092	44	0.23	75,259	292	1.57
Total interest-bearing deposits	13,052,783	3,131	0.10	9,771,297	5,219	0.22
Federal funds purchased and other borrowings	611	—	—	12	—	—
Federal Home Loan Bank advances	—	—	—	3,333	2	0.24
Long-term debt	318,995	4,136	5.26	317,172	4,257	5.44
Total borrowed funds	319,606	4,136	5.25	320,517	4,259	5.39
Total interest-bearing liabilities	13,372,389	7,267	0.22	10,091,814	9,478	0.38

Noninterest-bearing liabilities:
Noninterest-bearing deposits	7,666,635			5,594,394
Other liabilities	378,327			312,610
Total liabilities	21,417,351			15,998,818
Shareholders' equity	2,786,284			2,024,643
Total liabilities and shareholders' equity	$24,203,635			$18,023,461

Net interest revenue (FTE)		$164,966			$133,052
Net interest-rate spread (FTE)			2.88%			3.06%
Net interest margin (FTE) (4)			2.97%			3.22%

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
(3)AFS securities are shown at amortized cost. Pretax unrealized losses of $81.2 million and pretax unrealized gains of $58.3 million in 2022 and 2021, respectively, are included in other assets for purposes of this presentation.
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

Table 3 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended March 31, 2022
	Compared to 2021 Increase (Decrease) Due to Changes in
	Volume	Rate	Total
Interest-earning assets:
Loans (FTE)	$29,204	$(7,689)	$21,515
Taxable securities	7,768	(56)	7,712
Tax-exempt securities (FTE)	1,581	(903)	678
Federal funds sold and other interest-earning assets	390	(592)	(202)
Total interest-earning assets (FTE)	38,943	(9,240)	29,703

Interest-bearing liabilities:
NOW and interest-bearing demand accounts	495	(512)	(17)
Money market accounts	515	(1,307)	(792)
Savings deposits	22	1	23
Time deposits	105	(1,159)	(1,054)
Brokered deposits	14	(262)	(248)
Total interest-bearing deposits	1,151	(3,239)	(2,088)

Federal funds purchased & other borrowings	—	—	—
FHLB advances	(2)	—	(2)
Long-term debt	24	(145)	(121)
Total borrowed funds	22	(145)	(123)
Total interest-bearing liabilities	1,173	(3,384)	(2,211)

Increase in net interest revenue (FTE)	$37,770	$(5,856)	$31,914

Provision for Credit Losses

The ACL represents management’s estimate of life of loan credit losses in the loan portfolio and unfunded loan commitments. Management’s estimate of credit losses under CECL is determined using a model that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the ACL and resulting provision for credit losses.

We recorded a provision for credit losses of $23.1 million and a release of provision of $12.3 million for the three months ended March 31, 2022 and 2021, respectively. The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined by management reflecting expected life of loan losses. The provision for credit losses during the first quarter of 2022 included the initial provision for credit losses on Reliant’s non-PCD loans and unfunded commitments of $15.2 million and $3.12 million, respectively. The negative provision expense for the three months ended March 31, 2021 was primarily a result of an improved economic forecast combined with net recoveries, mostly driven by one large commercial credit during the first quarter.

Additional discussion on credit quality and the ACL is included in the “Asset Quality and Risk Elements” section of MD&A in this Report.

Noninterest Income

The following table presents the components of noninterest income for the periods indicated.

Table 4 - Noninterest Income
(in thousands)

	Three Months Ended March 31,		Change
	2022	2021	Amount	Percent
Service charges and fees:
Overdraft fees	$2,416	$2,342	$74	3%
ATM and debit card fees	3,991	3,090	901	29
Other service charges and fees	2,663	2,138	525	25
Total service charges and fees	9,070	7,570	1,500	20
Mortgage loan gains and related fees	16,152	22,572	(6,420)	(28)
Wealth management fees	5,895	3,505	2,390	68
Gains on sales of other loans	3,198	1,030	2,168	210
Other lending and loan servicing fees	2,986	2,160	826	38
Securities losses, net	(3,734)	—	(3,734)
Other noninterest income:
Customer derivatives	786	1,692	(906)	(54)
Other investment gains (losses)	(499)	1,506	(2,005)
BOLI	1,337	857	480	56
Treasury management income	818	645	173	27
Other	2,964	3,168	(204)	(6)
Total other noninterest income	5,406	7,868	(2,462)	(31)
Total noninterest income	$38,973	$44,705	$(5,732)	(13)

The increase in total service charges and fees was primarily driven by the acquisitions of Aquesta and Reliant since the first quarter of 2021. The increase in overdraft fees from acquisitions was partially offset by the impact of our updated consumer overdraft policy implemented in the fourth quarter of 2021. The policy updates included the addition of a fee forgiveness feature, which provides one fee waiver per year per account, an increase to the overdraft threshold, which is the amount an account balance must be overdrawn before a fee is charged, and a lower daily fee item limit. The first quarter of each year is expected to be most impacted by the updated policy as many customers may receive their fee waiver during the first quarter.

Mortgage loan gains and related fees consists primarily of fees earned on mortgage originations, gains on the sale of mortgages in the secondary market and fair value adjustments to our mortgage servicing asset. The change in mortgage income is strongly tied to the interest rate environment and industry conditions. We recognize the majority of fees on mortgages when customers enter into mortgage rate lock commitments, making our mortgage rate lock volume a significant driver of mortgage gains in any given period.

The decrease in mortgage loan gains and related fees was primarily a result of tapering mortgage refinance and mortgage rate lock demand compared to the first quarter of 2021, as shown in the following table. Additionally, our gain on sale spread decreased compared to the first quarter of 2021 from 4.41% to 1.97%. The impact of the decrease in the gain on sale was partially mitigated by our mortgage hedging activities, which, when included, made our gain on sale spread for first quarters of 2022 and 2021 3.61% and 5.33%, respectively. During the first quarter of 2022, we recorded a $6.38 million positive fair value adjustment to the mortgage servicing rights asset, which partially offset the decrease in mortgage loan gains during the three months ended March 31, 2022.

Table 5 - Mortgage Loan Metrics (1)
(dollars in thousands)
	Three Months Ended March 31,
	2022	2021	% Change
Mortgage rate locks	$757,348	$993,339	(24)%
# of mortgage rate locks	1,923	2,982	(36)

Mortgage loans sold	$207,152	$335,673	(38)
# of mortgage loans sold	788	1,405	(44)

Mortgage loans originated:
Purchases	$313,512	$292,919	7
Refinances	148,445	363,553	(59)
Total	$461,957	$656,472	(30)

# of mortgage loans originated	1,202	2,142	(44)
(1) Excludes Reliant mortgage production for the first quarter.

Wealth management fees for the first quarter of 2022 increased 68% compared to the same period of 2021, which was primarily driven by the addition of FinTrust’s wealth management business. Assets under administration totaled $4.58 billion and $2.35 billion as of March 31, 2022 and 2021, respectively.

Our SBA/USDA lending strategy includes selling a portion of the loan production each quarter. The amount of loans sold depends on several variables including the current lending environment and balance sheet management activities. During the first quarter of 2022, we sold more SBA/USDA loans compared to the same period of last year, due to favorable market conditions. From time to time, we also sell certain equipment financing receivables. The following table presents loans sold and the corresponding gains or losses recognized on the sale for the periods indicated.

Table 6 - Other Loan Sales
(in thousands)
	Three Months Ended March 31,
	2022		2021
	Loans Sold	Gain (Loss)	Loans Sold	Gain (Loss)
Guaranteed portion of SBA/USDA loans	$28,343	$2,466	$11,345	$1,023
Equipment financing receivables	23,436	732	1,059	7
Total	$51,779	$3,198	$12,404	$1,030

Lending and loan servicing fees increased mostly due to volume-driven fee income from our equipment finance business.

During the first quarter of 2022, we sold certain lower-yielding securities with the strategic intent of reinvesting in higher-yielding securities, which resulted in securities losses for the period.

The change in other noninterest income for the first quarter of 2022 compared to the first quarter of 2021 was primarily driven by the following factors:
•BOLI income increased compared to the first quarter of 2021 primarily due to income earned on BOLI acquired in connection with the acquisition of Reliant.
•Customer derivative income decreased compared to the first quarter of 2021 due to increases in interest rates negatively impacting the demand for customer derivative products. This was partially offset by improvements in the CVA on customer derivatives. The CVA improved due to rising interest rates, which lowered our overall credit exposure on customer derivative positions, and credit upgrades to underlying loans associated with customer derivative positions.
•We recorded losses on our other investments, which include deferred compensation plan assets, CRA investments and other equity securities, compared to gains during the first quarter of 2021.

Noninterest Expenses

The following table presents the components of noninterest expenses for the periods indicated.

Table 7 - Noninterest Expenses
(in thousands)

	Three Months Ended March 31,		Change
	2022	2021	Amount	Percent
Salaries and employee benefits	$71,006	$60,585	$10,421	17%
Communications and equipment	9,248	7,203	2,045	28
Occupancy	9,378	6,956	2,422	35
Advertising and public relations	1,488	1,199	289	24
Postage, printing and supplies	2,119	1,822	297	16
Professional fees	4,447	4,234	213	5
Lending and loan servicing expense	2,366	2,877	(511)	(18)
Outside services - electronic banking	2,523	2,218	305	14
FDIC assessments and other regulatory charges	2,173	1,896	277	15
Amortization of intangibles	1,793	985	808	82
Other	3,718	3,676	42	1
Total excluding merger-related and other charges	110,259	93,651	16,608	18
Merger-related and other charges	9,016	1,543	7,473
Total noninterest expenses	$119,275	$95,194	$24,081	25

The increase in salaries and employee benefits for the first quarter of 2022 compared to the same period of 2021 was primarily driven by the addition of Reliant, Aquesta and FinTrust employees, which was partially offset by lower deferred compensation expense and an increase in deferred loan fees resulting from strong loan production. Full time equivalent headcount totaled 2,893 at March 31, 2022, up from 2,396 at March 31, 2021.

Communications and equipment expense increased primarily driven by incremental software contract costs and the growth in our network with the addition of recent acquisitions. The increase in occupancy costs for the first quarter of 2022 compared to the same period of 2021 was mostly attributable to the additional operating lease costs associated with Reliant, Aquesta and FinTrust. The decrease in lending and loan servicing expense was driven by lower mortgage loan production compared to that of the first quarter of 2021. The increase in FDIC assessments and other regulatory charges was primarily attributable to an increased assessment base driven by higher average total assets. Amortization of intangibles increased with the additional customer deposit and customer relationship intangibles recorded as a result of acquisitions since the first quarter of 2021. Increased merger-related charges for the first quarter of 2022 were primarily related to the acquisition of Reliant.

Balance Sheet Review

Total assets at March 31, 2022 and December 31, 2021 were $24.4 billion and $20.9 billion, respectively. Total liabilities at March 31, 2022 and December 31, 2021 were $21.7 billion and $18.7 billion, respectively. Shareholders’ equity totaled $2.70 billion and $2.22 billion at March 31, 2022 and December 31, 2021, respectively.

Loans

Our loan portfolio is our largest category of interest-earning assets. The following table presents a summary of the loan portfolio by loan type as of March 31, 2022, of which approximately 73% was secured by real estate. Commercial and industrial loans as of March 31, 2022 included $34.0 million of PPP loans.

Table 8 - Loan Portfolio Composition
As of March 31, 2022

Consumer 1%
Owner occupied commercial real estate 19%
Manufactured housing 2%
Residential construction 3%
HELOC 5%
Income producing commercial real estate 23%
Residential mortgage 13%
Equipment financing 8%
Commercial & industrial 16%
Commercial construction 10%

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

We conduct reviews of special mention and substandard performing and non-performing loans, TDRs, past due loans and portfolio concentrations on a regular basis to identify risk migration and potential charges to the ACL. These items are discussed in a series of meetings attended by credit risk management leadership and leadership from various lending groups. In addition to the reviews mentioned above, an independent loan review team reviews the portfolio to ensure consistent application of risk rating policies and procedures.

The ACL reflects our assessment of the life of loan expected credit losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if our assessment of loan quality or collateral values changes substantially with respect to one or more loan relationships or portfolios. The allocation of the ACL is based on reasonable and supportable forecasts, historical data, subjective judgment and estimates and therefore, is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. Changes in the ACL and provision for credit losses since adoption of CECL on January 1, 2020 were primarily driven by forecast changes rather than observable changes in credit quality as the ACL is highly dependent on the economic forecast. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require adjustments to the provision for credit losses in future periods if, in their opinion, the results of their review warrant such additions. See the Critical Accounting Estimates section of MD&A in our 2021 10-K for additional information on the allowance for credit losses.

Table 9 - Allocation of ACL
(in thousands)

	March 31, 2022		December 31, 2021
	ACL	% of loans in each category to total loans	ACL	% of loans in each category to total loans
Owner occupied commercial real estate	$15,945	19	$14,282	20
Income producing commercial real estate	33,539	23	24,156	22
Commercial & industrial	18,386	16	16,592	16
Commercial construction	13,782	10	9,956	9
Equipment financing	19,264	8	16,290	9
Total commercial	100,916	76	81,276	76
Residential mortgage	14,964	13	12,390	14
HELOC	7,128	5	6,568	6
Residential construction	1,929	3	1,847	3
Manufactured housing	7,083	2	—	—
Consumer	785	1	451	1
Total ACL - loans	132,805	100	102,532	100
ACL - unfunded commitments	13,564		10,992
Total ACL	$146,369		$113,524

ACL - loans as a percentage of total loans	0.93%		0.87%
ACL - loans as a percentage of nonaccrual loans HFI	350		312

The increase in the ACL since December 31, 2021 was primarily driven by the acquisition of Reliant, which added $31.1 million to the ACL as of the acquisition date. Of this amount, $12.7 million was reclassified from the amortized cost basis of PCD loans, $15.2 million was recorded as provision for loan losses on acquired non-PCD loan balances and $3.12 million was recorded as provision for unfunded commitments on the acquired balance of unfunded commitments.

The following table presents a summary of net charge-offs to average loans for the periods indicated.

Table 10 - Net Charge-offs to Average Loans
(in thousands)

	Three Months Ended March 31,
	2022	2021

Net charge-offs (recoveries)
Owner occupied commercial real estate	$(45)	$(240)
Income producing commercial real estate	(290)	991
Commercial & industrial	2,929	(2,753)
Commercial construction	(373)	22
Equipment financing	267	1,511
Residential mortgage	(97)	92
HELOC	(81)	(73)
Residential construction	(23)	(60)
Manufactured housing	164	—
Consumer	527	205
Total net charge-offs (recoveries)	$2,978	$(305)

Average loans
Owner occupied commercial real estate	$2,618,981	$2,081,644
Income producing commercial real estate	3,311,373	2,548,614
Commercial & industrial	2,333,079	2,552,328
Commercial construction	1,460,433	955,852
Equipment financing	1,134,584	880,980
Residential mortgage	1,818,838	1,312,687
HELOC	774,081	682,482
Residential construction	372,930	274,255
Manufactured housing	265,481	—
Consumer	144,246	144,066
Total average loans	$14,234,026	$11,432,908

Net charge-offs to average loans
Owner occupied commercial real estate	(0.01)%	(0.05)%
Income producing commercial real estate	(0.04)	0.16
Commercial & industrial	0.51	(0.44)
Commercial construction	(0.10)	0.01
Equipment financing	0.10	0.70
Residential mortgage	(0.02)	0.03
HELOC	(0.04)	(0.04)
Residential construction	(0.03)	(0.09)
Manufactured housing	0.25	—
Consumer	1.48	0.58
Total	0.08	(0.01)

Nonperforming Assets

NPAs, which include nonaccrual loans, OREO and repossessed assets, totaled $40.8 million at March 31, 2022, compared with $32.9 million at December 31, 2021. The increase in NPAs since December 31, 2021 is primarily a result of the addition of Reliant NPAs, which totaled $6.00 million.

Our policy is to place loans on nonaccrual status when, in the opinion of management, the full principal and interest on a loan is not likely to be collected or when the loan becomes 90 days past due. A loan may continue on accrual after 90 days, however, if it is well collateralized and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Interest payments received on nonaccrual loans are applied to reduce the loan’s amortized cost. Loans are generally returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance and future payments are reasonably assured.

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

The table below summarizes NPAs.

Table 11 - NPAs
(in thousands)

	March 31, 2022	December 31, 2021
Nonaccrual loans HFI	37,944	32,812
Nonaccrual loans held for sale	2,033	—
OREO and repossessed assets	839	43
Total NPAs	$40,816	$32,855

Nonaccrual loans HFI as a percentage of total loans HFI	0.27%	0.28%
NPAs as a percentage of total assets	0.17	0.16

At March 31, 2022 and December 31, 2021, we had $51.2 million and $52.4 million, respectively, in loans with terms that have been modified in TDRs. Included therein were $11.3 million and $11.5 million, respectively, of TDRs that were classified as nonaccrual and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $39.9 million and $40.9 million, respectively, were performing according to their modified terms and were therefore not considered to be nonperforming assets.

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
At March 31, 2022 and December 31, 2021, we had HTM debt securities with a carrying amount of $2.50 billion and $1.16 billion, respectively, and AFS debt securities totaling $3.91 billion and $4.50 billion, respectively. During the first quarter of 2022, we transferred $1.11 billion of AFS debt securities to HTM. As of the transfer date, these securities had $57.4 million of unrealized losses included in AOCI. These transfer-date unrealized losses will be reclassified out of AOCI as a yield adjustment and reduce earnings over the remaining life of the security. Since December 31, 2021, we have continued to deploy liquidity generated through strong deposit growth by purchasing additional investment securities. At March 31, 2022 and December 31, 2021, the securities portfolio represented approximately 26% and 27%, respectively, of total assets.
In accordance with CECL, our HTM debt securities portfolio is evaluated quarterly to assess whether an ACL is required. We measure expected credit losses on HTM debt securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At March 31, 2022 and December 31, 2021, calculated credit losses on HTM debt securities were de minimis due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies, GSEs, high credit quality municipalities and supranational entities. As a result, no ACL for HTM debt securities was recorded.
For AFS debt securities in an unrealized loss position, if we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the security's amortized cost basis is written down to fair value through income. Absent an intent or more than likely requirement to sell, we evaluate whether the decline in fair value has resulted from credit losses or other factors. The evaluation considers factors such as the extent to which fair value is less than amortized cost, changes to the security’s rating, and adverse conditions specific to the security. If the evaluation indicates a credit loss exists, an ACL may be recorded, with such allowance limited to the amount by which fair value is below amortized cost. Any impairment unrelated to credit factors is recognized in OCI. At March 31, 2022 and December 31, 2021, there was no ACL related to the AFS debt securities portfolio. Losses on fixed income securities at March 31, 2022 and December 31, 2021 primarily reflected the effect of changes in interest rates.

Goodwill and Other Intangible Assets

Goodwill represents the premium paid for acquired companies above the net fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Management evaluates goodwill annually, or more frequently if necessary, to determine if any impairment exists. At March 31, 2022 and December 31, 2021, the net carrying amount of goodwill was $751 million and $452 million, respectively.

We also have core deposit and customer relationship intangible assets, representing the value of acquired deposit and customer relationships, respectively, which are amortizing intangible assets. Amortizing intangible assets are required to be tested for impairment only when events or circumstances indicate that impairment may exist.

In connection with the acquisition of Reliant, we recorded goodwill and a core deposit intangible of $299 million and $14.5 million, respectively.

Deposits

Customer deposits are the primary source of funds for the continued growth of our earning assets. Our high level of service, as evidenced by our strong customer satisfaction scores, has been instrumental in attracting and retaining customer deposit accounts. The increase in deposits since December 31, 2021 is mostly driven by the deposits assumed in the Reliant transaction as well as organic growth.

Table 12 - Deposits
(in thousands)

	March 31, 2022	December 31, 2021
Noninterest-bearing demand	$7,946,049	$6,956,981
NOW and interest-bearing demand	4,650,997	4,252,209
Money market and savings	6,555,358	5,399,133
Time	1,704,657	1,442,498
Total customer deposits	20,857,061	18,050,821
Brokered deposits	199,092	190,358
Total deposits	$21,056,153	$18,241,179

Borrowing Activities

At March 31, 2022 and December 31, 2021, we had long-term debt outstanding of $324 million and $247 million, respectively, which includes senior debentures, subordinated debentures, and trust preferred securities. The increase since December 31, 2021 is a result of the subordinated debt and trust preferred securities assumed in the Reliant acquisition totaling $76.7 million. See Note 9 to the consolidated financial statements for further details.

Contractual Obligations

There have not been any material changes to our contractual obligations since December 31, 2021.

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

All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The total amount of these instruments does not necessarily represent future cash requirements because a significant portion of these instruments expire without being used. We are not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments, or that could significantly affect earnings. See Note 22 to the consolidated financial statements included in our 2021 10-K and Note 15 to the consolidated financial statements in this Report for additional information on off-balance sheet arrangements.

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

Table 13 - Interest Sensitivity
(in thousands)

	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	March 31, 2022		December 31, 2021
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	11.93%	8.18%	8.02%	4.76%
100 basis point increase	5.39	4.47	3.87	3.07
100 basis point decrease	(4.72)	(3.93)	(4.45)	(3.80)
200 basis point decrease	(7.93)	(5.64)	(5.54)	(4.51)

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
In addition, because the Holding Company is a separate entity and apart from the Bank, it must provide for its own liquidity. The Holding Company is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities. The Holding Company currently has internal capital resources to meet these obligations. While the Holding Company has access to the capital markets and maintains a line of credit as a contingent funding source, the ultimate sources of its liquidity are subsidiary service fees and dividends from the Bank, which are limited by applicable law and regulations. A South Carolina state-chartered bank is permitted to pay a dividend of up to 100% of its current year earnings without requesting approval of the South Carolina Board of Financial Institutions, provided certain conditions are met. Holding Company liquidity is managed to a minimum of 15-months of anticipated cash expenditures after considering all of its liquidity needs over this period.
At March 31, 2022, we had sufficient qualifying collateral to provide borrowing capacity for FHLB advances of $1.41 billion and Federal Reserve discount window borrowing capacity of $2.05 billion. We also had unpledged investment securities of $4.64 billion that could be used as collateral for additional borrowings. In addition, we have the ability to attract retail deposits by competing more aggressively on pricing.

Significant uses and sources of cash during the three months ended March 31, 2022 are as follows. See the consolidated statement of cash flows for further detail.
•Net cash provided by operating activities of $200 million reflects net income of $48.0 million adjusted for non-cash transactions, gains and losses on sales of securities and other loans and changes in other assets and liabilities. Significant non-cash transactions for the period included a $23.1 million provision for credit losses and net depreciation, amortization, and accretion of $11.4 million.
•Net cash used in investing activities of $902 million primarily consisted of purchases of AFS and HTM debt securities of $1.15 billion and a net increase in loans of $219 million, partially offset by proceeds from securities sales, maturities and calls of $432 million.
•Net cash provided by financing activities of $290 million was driven by strong deposit growth as our net increase in deposits totaled $311 million, which was partially offset by dividends on common and preferred stock of $19.9 million.
In the opinion of management, our liquidity position at March 31, 2022 was sufficient to meet our expected cash flow requirements.

Capital Resources and Dividends

Shareholders’ equity at March 31, 2022 was $2.70 billion, an increase of $473 million from December 31, 2021 primarily due to equity issued in the Reliant acquisition and year-to-date earnings partially offset by dividends declared and unrealized losses on AFS debt securities.

The following table shows capital ratios, as calculated under applicable regulatory guidelines, at March 31, 2022 and December 31, 2021. As of March 31, 2022, capital levels remained characterized as “well-capitalized” under prompt corrective action provisions in effect at the time. Additional information related to capital ratios is provided in Note 14 to the consolidated financial statements.

Table 14 - Capital Ratios

				United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum	Well- Capitalized	Minimum Capital Plus Capital Conservation Buffer	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Risk-based ratios:
CET1 capital	4.5%	6.5%	7.0%	11.88%	12.46%	12.77%	12.87%
Tier 1 capital	6.0	8.0	8.5	12.46	13.17	12.77	12.87
Total capital	8.0	10.0	10.5	14.34	14.65	13.48	13.46
Leverage ratio	4.0	5.0	N/A	8.89	8.75	9.09	8.53

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk as of March 31, 2022 from that presented in our 2021 10-K. Our interest rate sensitivity position at March 31, 2022 is set forth in Table 13 in MD&A of this Report and incorporated herein by this reference.

Item 4.    Controls and Procedures

    (a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of March 31, 2022. Based on that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

    (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Items 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the 2021 10-K for the fiscal year ended.

Item 6. Exhibits

(d)     Exhibits. See Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description

3.1
Restated Articles of Incorporation of United Community Banks, Inc. as amended through August 13, 2021 (incorporated herein by reference to Exhibit 3.1 to United Community Bank Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed on November 5, 2021.

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

101
Interactive data files for United Community Bank, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements in Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from United Community Bank’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (formatted in Inline XBRL and included in Exhibit 101)

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

Date: May 6, 2022