Form 10-Q
period 2022-06-30
UNITED COMMUNITY BANKS INC
filed 2022-08-05
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
Yes ☐ No ☒

There were 106,062,838 shares of the registrant’s common stock, par value $1 per share, outstanding as of July 31, 2022.

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

Cautionary Note Regarding Forward-looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither statements of historical or current fact nor are they assurances of future performance and generally can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “could”, “should”, “projects”, “plans”, “goal”, “targets”, “potential”, “estimates”, “pro forma”, “seeks”, “intends”, or “anticipates”, or similar expressions. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions or events (including the expected completion date of the Progress transaction), and statements about our future performance, operations, products and services, and should be viewed with caution.

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
•COVID-19’s continuing effects on the economic and business environments in which we operate;
•strategic, market, operational, liquidity and interest rate risks associated with our business;
•unanticipated changes in the interest rate environment, including interest rate changes made by the Federal Reserve, the discontinuation of LIBOR as an interest rate benchmark, and cash flow reassessments, may reduce net interest margin and/or the volumes and values of loans made or held as well as the value of other financial assets;
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

We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and readers should not place undue reliance on forward-looking statements. Additional factors that may cause actual results to differ materially from those contemplated by any forward-looking statements also may be found in our 2021 10-K (including the “Risk Factor” section of that report), Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the SEC and available at the SEC’s website at http://www.sec.gov. We do not intend to and, except as required by law, hereby disclaim any obligation to update or revise any forward-looking statement contained in this Report, which speaks only as of the date of its filing with the SEC, whether as a result of new information, future events, or otherwise. The financial statements and information contained herein have not been reviewed, or confirmed for accuracy or relevance, by the FDIC or any other regulator.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$238,310	$144,244
Interest-bearing deposits in banks	977,397	2,147,266
Federal funds and other short-term investments	—	27,000
Cash and cash equivalents	1,215,707	2,318,510
Debt securities available-for-sale	3,960,285	4,496,824
Debt securities held-to-maturity (fair value $2,431,138 and $1,148,804, respectively)	2,722,475	1,156,098
Loans held for sale	40,678	44,109
Loans and leases held for investment	14,541,230	11,760,346
Less allowance for credit losses - loans and leases	(136,925)	(102,532)
Loans and leases, net	14,404,305	11,657,814
Premises and equipment, net	286,248	245,296
Bank owned life insurance	299,104	217,713
Goodwill and other intangible assets, net	782,544	472,407
Other assets	501,662	338,000
Total assets	$24,213,008	$20,946,771
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$8,155,494	$6,956,981
Interest-bearing deposits	12,717,589	11,284,198
Total deposits	20,873,083	18,241,179
Long-term debt	324,371	247,360
Accrued expenses and other liabilities	364,266	235,987
Total liabilities	21,561,720	18,724,526
Shareholders' equity:
Preferred stock, $1 par value: 10,000,000 shares authorized; 4,000 shares Series I issued and outstanding; $25,000 per share liquidation preference	96,422	96,422
Common stock, $1 par value: 200,000,000 shares authorized, 106,033,960 and 89,349,826 shares issued and outstanding, respectively	106,034	89,350
Common stock issuable: 578,251 and 595,705 shares, respectively	11,448	11,288
Capital surplus	2,304,608	1,721,007
Retained earnings	396,970	330,654
Accumulated other comprehensive loss	(264,194)	(26,476)
Total shareholders' equity	2,651,288	2,222,245
Total liabilities and shareholders' equity	$24,213,008	$20,946,771

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest revenue:
Loans, including fees	$155,266	$128,058	$302,007	$253,784
Investment securities, including tax exempt of $2,539, $2,255, $5,194 and $4,405, respectively	30,425	17,542	54,090	32,990
Deposits in banks and short-term investments	1,687	209	2,340	577
Total interest revenue	187,378	145,809	358,437	287,351

Interest expense:
Deposits	4,302	3,620	7,433	8,839
Short-term borrowings	—	—	—	2
Long-term debt	4,173	3,813	8,309	8,070
Total interest expense	8,475	7,433	15,742	16,911
Net interest revenue	178,903	138,376	342,695	270,440
Provision for (release of) credit losses	5,604	(13,588)	28,690	(25,869)
Net interest revenue after provision for credit losses	173,299	151,964	314,005	296,309

Noninterest income:
Service charges and fees	10,005	8,335	19,075	15,905
Mortgage loan gains and other related fees	6,971	11,136	23,123	33,708
Wealth management fees	5,985	3,822	11,880	7,327
Gains from sales of other loans, net	3,800	4,123	6,998	5,153
Lending and loan servicing fees	1,586	2,085	4,572	4,245
Securities gains (losses), net	46	41	(3,688)	41
Other	5,065	6,299	10,471	14,167
Total noninterest income	33,458	35,841	72,431	80,546
Total revenue	206,757	187,805	386,436	376,855

Noninterest expenses:
Salaries and employee benefits	69,233	59,414	140,239	119,999
Communications and equipment	9,675	7,408	18,923	14,611
Occupancy	8,865	7,078	18,243	14,034
Advertising and public relations	2,300	1,493	3,788	2,692
Postage, printing and supplies	1,999	1,618	4,118	3,440
Professional fees	5,402	4,928	9,849	9,162
Lending and loan servicing expense	3,047	3,181	5,413	6,058
Outside services - electronic banking	2,947	2,285	5,470	4,503
FDIC assessments and other regulatory charges	2,267	1,901	4,440	3,797
Amortization of intangibles	1,736	929	3,529	1,914
Merger-related and other charges	7,143	1,078	16,159	2,621
Other	6,176	4,227	9,894	7,903
Total noninterest expenses	120,790	95,540	240,065	190,734
Income before income taxes	85,967	92,265	146,371	186,121
Income tax expense	19,125	22,005	31,510	42,155
Net income	$66,842	$70,260	$114,861	$143,966

Net income available to common shareholders	$64,761	$68,109	$110,827	$139,634

Net income per common share:
Basic	$0.61	$0.78	$1.04	$1.60
Diluted	0.61	0.78	1.04	1.60
Weighted average common shares outstanding:
Basic	106,610	87,289	106,580	87,306
Diluted	106,716	87,421	106,697	87,443

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2022
Net income	$85,967	$(19,125)	$66,842	$146,371	$(31,510)	$114,861
Other comprehensive loss:
Unrealized losses on available-for-sale securities:
Unrealized holding losses	(120,968)	28,801	(92,167)	(324,853)	76,774	(248,079)
Reclassification of securities from available-for-sale to held-to-maturity	30,041	(7,178)	22,863	87,444	(20,770)	66,674
Realized (gains) losses included in net income	(46)	11	(35)	3,688	(979)	2,709
Net unrealized losses	(90,973)	21,634	(69,339)	(233,721)	55,025	(178,696)
Unrealized losses on held-to-maturity securities transferred from available-for-sale:
Reclassification of unrealized losses	(30,041)	7,178	(22,863)	(87,444)	20,770	(66,674)
Amortization of unrealized losses	1,769	(422)	1,347	1,769	(422)	1,347
Net activity	(28,272)	6,756	(21,516)	(85,675)	20,348	(65,327)
Derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives	2,412	(616)	1,796	7,880	(2,013)	5,867
Losses on derivative instruments realized in net income	106	(27)	79	247	(63)	184
Net cash flow hedge activity	2,518	(643)	1,875	8,127	(2,076)	6,051
Amortization of defined benefit pension plan net periodic pension cost components	171	(44)	127	341	(87)	254
Total other comprehensive loss	(116,556)	27,703	(88,853)	(310,928)	73,210	(237,718)
Comprehensive loss	$(30,589)	$8,578	$(22,011)	$(164,557)	$41,700	$(122,857)

2021
Net income	$92,265	$(22,005)	$70,260	$186,121	$(42,155)	$143,966
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities	10,268	(1,470)	8,798	(39,967)	11,080	(28,887)
Reclassification adjustment for gains included in net income	(41)	14	(27)	(41)	14	(27)
Net unrealized gains (losses)	10,227	(1,456)	8,771	(40,008)	11,094	(28,914)
Derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives	(2,739)	700	(2,039)	3,044	(777)	2,267
Losses on derivative instruments realized in net income	147	(37)	110	291	(74)	217
Net cash flow hedge activity	(2,592)	663	(1,929)	3,335	(851)	2,484
Amortization of defined benefit pension plan net periodic pension cost components	261	(67)	194	522	(134)	388
Total other comprehensive income (loss)	7,896	(860)	7,036	(36,151)	10,109	(26,042)
Comprehensive income	$100,161	$(22,865)	$77,296	$149,970	$(32,046)	$117,924

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(in thousands except share data)

	Shares of Common Stock	Preferred Stock	Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2021	86,776,508	$96,422	$86,777	$10,485	$1,640,583	$192,185	$4,632	$2,031,084
Net income						70,260		70,260
Other comprehensive income							7,036	7,036
Purchases of common stock	(150,000)		(150)		(4,951)			(5,101)
Preferred stock dividends						(1,719)		(1,719)
Common stock dividends ($0.19 per share)						(16,720)		(16,720)
Impact of equity-based compensation awards	35,675		35	71	1,166			1,272
Impact of other United sponsored equity plans	2,711		3	94	77			174
Balance at June 30, 2021	86,664,894	$96,422	$86,665	$10,650	$1,636,875	$244,006	$11,668	$2,086,286

Balance at March 31, 2022	106,025,210	$96,422	$106,025	$11,311	$2,302,189	$354,409	$(175,341)	$2,695,015
Net income						66,842		66,842
Other comprehensive loss							(88,853)	(88,853)
Preferred stock dividends						(1,719)		(1,719)
Common stock dividends ($0.21 per share)						(22,562)		(22,562)
Impact of equity-based compensation awards	6,520		7	10	2,347			2,364
Impact of other United sponsored equity plans	2,230		2	127	72			201
Balance at June 30, 2022	106,033,960	$96,422	$106,034	$11,448	$2,304,608	$396,970	$(264,194)	$2,651,288

Balance at December 31, 2020	86,675,279	$96,422	$86,675	$10,855	$1,638,999	$136,869	$37,710	$2,007,530
Net income						143,966		143,966
Other comprehensive loss							(26,042)	(26,042)
Purchases of common stock	(150,000)		(150)		(4,951)			(5,101)
Preferred stock dividends						(3,438)		(3,438)
Common stock dividends ($0.38 per share)						(33,391)		(33,391)
Impact of equity-based compensation awards	70,845		71	647	1,570			2,288
Impact of other United sponsored equity plans	68,770		69	(852)	1,257			474
Balance at June 30, 2021	86,664,894	$96,422	$86,665	$10,650	$1,636,875	$244,006	$11,668	$2,086,286

Balance at December 31, 2021	89,349,826	$96,422	$89,350	$11,288	$1,721,007	$330,654	$(26,476)	$2,222,245
Net income						114,861		114,861
Other comprehensive loss							(237,718)	(237,718)
Impact of acquisitions	16,571,545		16,571		579,805			596,376
Preferred stock dividends						(3,438)		(3,438)
Common stock dividends ($0.42 per share)						(45,107)		(45,107)
Impact of equity-based compensation awards	49,443		50	1,454	3,053			4,557
Impact of other United sponsored equity plans	63,146		63	(1,294)	743			(488)
Balance at June 30, 2022	106,033,960	$96,422	$106,034	$11,448	$2,304,608	$396,970	$(264,194)	$2,651,288

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net income	$114,861	$143,966
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	22,086	(2,961)
Provision for (release of) credit losses	28,690	(25,869)
Stock based compensation	4,861	3,141
Deferred income tax expense	4,361	14,621
Securities (gains) losses, net	3,688	(41)
Gains from sales of other loans, net	(6,998)	(5,153)
Changes in assets and liabilities:
Other assets	6,317	20,444
Accrued expenses and other liabilities	49,707	7,071
Loans held for sale	119,837	7,239
Net cash provided by operating activities	347,410	162,458

Investing activities:
Debt securities held-to-maturity:
Proceeds from maturities and calls	90,576	35,590
Purchases	(326,494)	(468,740)
Debt securities available-for-sale:
Proceeds from sales	281,521	78,111
Proceeds from maturities and calls	336,511	456,899
Purchases	(1,498,515)	(1,437,481)
Net (increase) decrease in loans	(435,015)	8,861
Equity investments, outflows	(23,016)	(8,432)
Equity investments, inflows	16,241	5,026
Proceeds from sales of premises and equipment	4,792	840
Purchases of premises and equipment	(16,774)	(14,565)
Net cash received in acquisition	35,243	—
Proceeds from sale of other real estate and repossessed assets	1,226	2,042
Other investing inflows	—	767
Net cash used in investing activities	(1,533,704)	(1,341,082)

Financing activities:
Net increase in deposits	128,688	1,096,791
Repayment of long-term debt	—	(65,632)
Proceeds from FHLB advances	—	5,000
Repayment of FHLB advances	—	(5,000)
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	146	320
Proceeds from exercise of stock options	327	—
Cash paid for shares withheld to cover payroll taxes related to equity instruments	(1,538)	(945)
Repurchase of common stock	—	(5,101)
Cash dividends on common stock	(40,694)	(32,593)
Cash dividends on preferred stock	(3,438)	(3,438)
Net cash provided by financing activities	83,491	989,402

Net change in cash and cash equivalents	(1,102,803)	(189,222)

Cash and cash equivalents, beginning of period	2,318,510	1,608,619

Cash and cash equivalents, end of period	$1,215,707	$1,419,397

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

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The update clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account and, therefore, is not considered in measuring fair value. For public entities, this guidance is effective for fiscal years beginning after December 15, 2023. United does not expect the new guidance to have a material impact on the consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Supplemental Cash Flow Information

The supplemental schedule of significant non-cash investing and financing activities for the six months ended June 30, 2022 and 2021 is as follows (in thousands).

	Six Months Ended June 30,
	2022	2021
Significant non-cash investing and financing transactions:
Unsettled government guaranteed loan sales	$—	$6,435
Transfers of loans to repossessed and foreclosed properties	1,308	1,333
Transfers of AFS securities to HTM securities	1,288,982	—
Right-of-use assets obtained in exchange for lease liabilities	6,092	847
Acquisitions:
Assets acquired	3,254,173	—
Liabilities assumed	2,657,173	—
Net assets acquired	597,000	—
Common stock issued and options converted	596,376	—

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Acquisitions

Acquisition of Reliant
On January 1, 2022, United acquired all of the outstanding common stock of Reliant in a stock transaction. Reliant was headquartered in Brentwood, Tennessee, a suburb of Nashville, Tennessee, and operated a 25-branch network in Tennessee. United’s operating results for the three and six months ended June 30, 2022 include the operating results of the acquired business for the period subsequent to the acquisition date of January 1, 2022.

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

Pro forma information

The following table discloses the impact of the Reliant acquisition since the date of acquisition. The table also presents certain pro forma information as if Reliant had been acquired on January 1, 2021. These results combine the historical results of the acquired entity with United’s consolidated statement of income. Adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity; however pro forma financial results presented are not necessarily indicative of what would have occurred had the acquisition taken place in earlier years.

Merger-related costs from the Reliant acquisition of $5.46 million and $14.0 million have been excluded from the three and six months ended June 30, 2022 pro forma information presented below and included in the three and six months ended June 30, 2021 pro forma information presented below. The actual results and pro forma information were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	Revenue	Net Income	Revenue	Net Income
2022
Actual Reliant results included in statement of income since acquisition date	$29,172	$15,550	$43,086	$16,148
Supplemental consolidated pro forma as if Reliant had been acquired January 1, 2021	206,227	70,569	402,465	137,329

2021
Supplemental consolidated pro forma as if Reliant had been acquired January 1, 2021	$225,717	$79,607	$435,858	$146,618

Announced Acquisition of Progress
On May 4, 2022, United announced an agreement to acquire Progress Financial Corporation and its wholly-owned subsidiary, Progress Bank & Trust, collectively referred to as “Progress”. Progress is headquartered in Huntsville, Alabama, and operates 14 offices in high-growth southeastern markets, including Huntsville, Birmingham, Daphne and Tuscaloosa in Alabama and the Florida Panhandle. As of June 30, 2022, Progress had total assets of $1.84 billion, total loans of $1.34 billion, and total deposits of $1.65 billion. In addition to traditional banking products, Progress offers wealth management and private banking through Progress Financial Services with approximately $1.12 billion in assets under management. The merger, which is subject to regulatory approval, the approval of Progress shareholders, and other customary conditions, is expected to close in the fourth quarter of 2022.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Investment Securities

During the second quarter and the first six months of 2022, United transferred AFS debt securities to HTM with a fair value on the transfer date of $184 million and $1.29 billion, respectively. Included in the amount transferred were unrealized losses totaling $30.0 million and $87.4 million for the second quarter and the first six months of 2022, respectively, which are recorded in AOCI. Transfer date unrealized losses are amortized and reclassified out of AOCI as a yield adjustment, which is offset by discount accretion of the transferred HTM securities. Amortization of transfer date unrealized losses and discount accretion are recognized over the remaining life of the securities.

The amortized cost basis, unrealized gains and losses and fair value of HTM debt securities as of the dates indicated are as follows (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2022
U.S. Treasuries	$19,818	$—	$1,861	$17,957
U.S. Government agencies & GSEs	99,663	—	11,797	87,866
State and political subdivisions	302,413	307	55,423	247,297
Residential MBS, Agency & GSEs	1,557,372	168	138,174	1,419,366
Commercial MBS, Agency & GSEs	728,209	—	82,876	645,333
Supranational entities	15,000	—	1,681	13,319
Total	$2,722,475	$475	$291,812	$2,431,138

As of December 31, 2021
U.S. Treasuries	$19,803	$20	$—	$19,823
U.S. Government agencies & GSEs	70,180	—	1,121	69,059
State and political subdivisions	257,688	4,341	4,080	257,949
Residential MBS, Agency & GSEs	381,641	2,021	3,687	379,975
Commercial MBS, Agency & GSEs	411,786	4,106	8,915	406,977
Supranational entities	$15,000	$21	$—	$15,021
Total	$1,156,098	$10,509	$17,803	$1,148,804

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost basis, unrealized gains and losses, and fair value of AFS debt securities as of the dates indicated are presented below (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2022
U.S. Treasuries	$194,627	$—	$11,924	$182,703
U.S. Government agencies & GSEs	269,370	787	12,975	257,182
State and political subdivisions	345,091	350	23,558	321,883
Residential MBS, Agency & GSEs	1,605,953	268	105,143	1,501,078
Residential MBS, Non-agency	386,213	—	16,720	369,493
Commercial MBS, Agency & GSEs	757,154	687	55,757	702,084
Commercial MBS, Non-agency	31,686	—	718	30,968
Corporate bonds	239,710	102	19,856	219,956
Asset-backed securities	383,907	63	9,032	374,938
Total	$4,213,711	$2,257	$255,683	$3,960,285

As of December 31, 2021
U.S. Treasuries	$218,027	$1,661	$2,168	$217,520
U.S. Government agencies & GSEs	189,855	605	3,428	187,032
State and political subdivisions	263,269	15,237	2,662	275,844
Residential MBS, Agency & GSEs	2,079,700	9,785	28,521	2,060,964
Residential MBS, Non-agency	81,925	2,249	4	84,170
Commercial MBS, Agency & GSEs	870,563	2,974	16,156	857,381
Commercial MBS, Non-agency	15,202	1,268	—	16,470
Corporate bonds	194,164	814	1,812	193,166
Asset-backed securities	603,824	2,000	1,547	604,277
Total	$4,516,529	$36,593	$56,298	$4,496,824

Securities with a carrying value of $1.62 billion and $1.46 billion were pledged, primarily to secure public deposits, at June 30, 2022 and December 31, 2021, respectively.

 The following table summarizes HTM debt securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2022
U.S. Treasuries	$17,957	$1,861	$—	$—	$17,957	$1,861
U.S. Government agencies & GSEs	62,571	9,562	25,295	2,235	87,866	11,797
State and political subdivisions	199,642	46,684	26,632	8,739	226,274	55,423
Residential MBS, Agency & GSEs	1,085,121	108,939	301,089	29,235	1,386,210	138,174
Commercial MBS, Agency & GSEs	520,424	65,291	124,908	17,585	645,332	82,876
Supranational entities	13,319	1,681	—	—	13,319	1,681
Total unrealized loss position	$1,899,034	$234,018	$477,924	$57,794	$2,376,958	$291,812

As of December 31, 2021
U.S. Government agencies & GSEs	$64,658	$888	$4,401	$233	$69,059	$1,121
State and political subdivisions	131,128	3,590	9,006	490	140,134	4,080
Residential MBS, Agency & GSEs	289,132	3,687	—	—	289,132	3,687
Commercial MBS, Agency & GSEs	314,049	8,540	10,384	375	324,433	8,915
Total unrealized loss position	$798,967	$16,705	$23,791	$1,098	$822,758	$17,803

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes AFS debt securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2022
U.S. Treasuries	$182,703	$11,924	$—	$—	$182,703	$11,924
U.S. Government agencies & GSEs	109,886	4,662	42,110	8,313	151,996	12,975
State and political subdivisions	235,196	16,615	29,395	6,943	264,591	23,558
Residential MBS, Agency & GSEs	1,298,911	86,523	157,555	18,620	1,456,466	105,143
Residential MBS, Non-agency	369,493	16,720	—	—	369,493	16,720
Commercial MBS, Agency & GSEs	411,837	18,296	247,294	37,461	659,131	55,757
Commercial MBS, Non-agency	30,968	718	—	—	30,968	718
Corporate bonds	208,419	19,052	7,395	804	215,814	19,856
Asset-backed securities	244,043	6,781	57,921	2,251	301,964	9,032
Total unrealized loss position	$3,091,456	$181,291	$541,670	$74,392	$3,633,126	$255,683

As of December 31, 2021
U.S. Treasuries	$111,606	$2,168	$—	$—	$111,606	$2,168
U.S. Government agencies & GSEs	132,893	2,591	20,093	837	152,986	3,428
State and political subdivisions	69,302	2,581	3,148	81	72,450	2,662
Residential MBS, Agency & GSEs	1,534,744	25,799	74,481	2,722	1,609,225	28,521
Residential MBS, Non-agency	12,608	4	—	—	12,608	4
Commercial MBS, Agency & GSEs	582,235	13,098	66,014	3,058	648,249	16,156
Corporate bonds	149,246	1,811	16	1	149,262	1,812
Asset-backed securities	195,164	1,546	571	1	195,735	1,547
Total unrealized loss position	$2,787,798	$49,598	$164,323	$6,700	$2,952,121	$56,298

At June 30, 2022, there were 711 AFS debt securities and 296 HTM debt securities that were in an unrealized loss position. United does not intend to sell nor does it believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at June 30, 2022 were primarily attributable to changes in interest rates.

At June 30, 2022 and December 31, 2021, estimated credit losses and, thus, the related ACL on HTM debt securities were de minimis due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies, GSEs, high credit quality municipalities and supranational entities. As a result, no ACL was recorded on the HTM portfolio at June 30, 2022 or December 31, 2021. In addition, based on the assessments performed at June 30, 2022 and December 31, 2021, there was no ACL required related to the AFS portfolio.

The following table presents accrued interest receivable for the periods indicated on HTM and AFS debt securities (in thousands), which was excluded from the estimate of credit losses.

	Accrued Interest Receivable
	June 30, 2022	December 31, 2021
HTM	$6,360	$3,596
AFS	12,243	9,868

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of AFS and HTM debt securities at June 30, 2022, by contractual maturity, are presented in the following table (in thousands). Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year:
U.S. Treasuries	$30,993	$30,965	$—	$—
U.S. Government agencies & GSEs	401	396	—	—
State and political subdivisions	15,003	15,010	5,200	5,225
Corporate bonds	2,545	2,520	—	—
	48,942	48,891	5,200	5,225
1 to 5 years:
U.S. Treasuries	124,439	116,676	—	—
U.S. Government agencies & GSEs	38,263	35,515	—	—
State and political subdivisions	34,554	33,916	14,439	14,716
Corporate bonds	152,083	141,347	—	—
	349,339	327,454	14,439	14,716
5 to 10 years:
U.S. Treasuries	39,195	35,062	19,818	17,957
U.S. Government agencies & GSEs	72,055	65,161	48,952	44,222
State and political subdivisions	131,788	122,242	31,659	27,886
Corporate bonds	84,292	75,257	—	—
Supranational entities	—	—	15,000	13,319
	327,330	297,722	115,429	103,384
More than 10 years:
U.S. Government agencies & GSEs	158,651	156,110	50,711	43,644
State and political subdivisions	163,746	150,715	251,115	199,470
Corporate bonds	790	832	—	—
	323,187	307,657	301,826	243,114
Debt securities not due at a single maturity date:
Asset-backed securities	383,907	374,938	—	—
Residential MBS	1,992,166	1,870,571	1,557,372	1,419,366
Commercial MBS	788,840	733,052	728,209	645,333

Total	$4,213,711	$3,960,285	$2,722,475	$2,431,138

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes AFS securities sales activity for the three and six months ended June 30, 2022 and 2021 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Proceeds from sales	$73,112	$78,111	$281,521	$78,111

Gross realized gains	$46	$641	$1,009	$641
Gross realized losses	—	(600)	(4,697)	(600)
Securities gains (losses), net	$46	$41	$(3,688)	$41

Income tax expense (benefit) attributable to sales	$11	$14	$(979)	$14

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Loans and Leases and Allowance for Credit Losses

Major classifications of the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”) are summarized as of the dates indicated as follows (in thousands).

	June 30, 2022	December 31, 2021
Owner occupied commercial real estate	$2,681,022	$2,321,685
Income producing commercial real estate	3,273,527	2,600,858
Commercial & industrial (1)	2,252,919	1,910,162
Commercial construction	1,513,819	1,014,830
Equipment financing	1,210,842	1,083,021
Total commercial	10,932,129	8,930,556
Residential mortgage	1,996,902	1,637,885
HELOC	801,069	694,034
Residential construction	381,545	359,815
Manufactured housing	286,557	—
Consumer	143,028	138,056
Total loans	14,541,230	11,760,346
Less allowance for credit losses - loans	(136,925)	(102,532)
Loans, net	$14,404,305	$11,657,814
(1) Commercial and industrial loans as of June 30, 2022 and December 31, 2021 included $9.96 million and $88.3 million of PPP loans, respectively.

Accrued interest receivable related to loans totaled $38.8 million and $28.5 million at June 30, 2022 and December 31, 2021, respectively, and was reported in other assets on the consolidated balance sheets. Accrued interest receivable was excluded from the estimate of credit losses.

At June 30, 2022 and December 31, 2021, the loan portfolio was subject to blanket pledges on certain qualifying loan types with the FHLB and FRB to secure contingent funding sources.

The following table presents loans held for investment that were sold in the periods indicated (in thousands). The gains on these loan sales were included in noninterest income on the consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Guaranteed portion of SBA/USDA loans	$39,119	$32,303	$67,462	$43,648
Equipment financing receivables	20,541	18,908	43,977	19,967
Total	$59,660	$51,211	$111,439	$63,615

At June 30, 2022 and December 31, 2021, equipment financing receivables included leases of $40.8 million and $37.7 million, respectively. The components of the net investment in leases, which included both sales-type and direct financing, are presented below (in thousands).

	June 30, 2022	December 31, 2021
Minimum future lease payments receivable	$43,453	$39,962
Estimated residual value of leased equipment	3,046	3,216
Initial direct costs	684	669
Security deposits	(503)	(687)
Unearned income	(5,845)	(5,432)
Net investment in leases	$40,835	$37,728

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Minimum future lease payments expected to be received from equipment financing lease contracts as of June 30, 2022 were as follows (in thousands):

Year
Remainder of 2022	$8,570
2023	14,332
2024	9,861
2025	6,434
2026	3,414
Thereafter	842
Total	$43,453

Nonaccrual and Past Due Loans HFI
The following table presents the aging of the amortized cost basis in loans by aging category and accrual status as of the dates indicated (in thousands). Past due status is based on contractual terms of the loan. The accrual of interest is generally discontinued when a loan becomes 90 days past due.

	Accruing
	Current Loans	Loans Past Due
		30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual Loans	Total Loans
As of June 30, 2022
Owner occupied commercial real estate	$2,676,851	$2,238	$57	$—	$1,876	$2,681,022
Income producing commercial real estate	3,265,713	601	139	—	7,074	3,273,527
Commercial & industrial	2,247,664	555	152	—	4,548	2,252,919
Commercial construction	1,513,322	289	—	—	208	1,513,819
Equipment financing	1,205,155	1,538	900	—	3,249	1,210,842
Total commercial	10,908,705	5,221	1,248	—	16,955	10,932,129
Residential mortgage	1,982,053	2,528	93	—	12,228	1,996,902
HELOC	798,639	1,089	408	—	933	801,069
Residential construction	380,872	475	—	—	198	381,545
Manufactured housing	280,158	3,358	237	—	2,804	286,557
Consumer	142,584	357	59	3	25	143,028
Total loans	$14,493,011	$13,028	$2,045	$3	$33,143	$14,541,230

As of December 31, 2021
Owner occupied commercial real estate	$2,318,944	$27	$—	$—	$2,714	$2,321,685
Income producing commercial real estate	2,593,124	146	—	—	7,588	2,600,858
Commercial & industrial	1,903,730	584	419	—	5,429	1,910,162
Commercial construction	1,014,211	—	276	—	343	1,014,830
Equipment financing	1,079,180	1,415	685	—	1,741	1,083,021
Total commercial	8,909,189	2,172	1,380	—	17,815	8,930,556
Residential mortgage	1,622,754	1,583	235	—	13,313	1,637,885
HELOC	691,814	920	88	—	1,212	694,034
Residential construction	358,741	654	—	—	420	359,815
Consumer	137,564	421	19	—	52	138,056
Total loans	$11,720,062	$5,750	$1,722	$—	$32,812	$11,760,346

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents nonaccrual loans held for investment by loan class for the periods indicated (in thousands).

	Nonaccrual Loans
	June 30, 2022			December 31, 2021
	With no allowance	With an allowance	Total	With no allowance	With an allowance	Total
Owner occupied commercial real estate	$1,386	$490	$1,876	$2,141	$573	$2,714
Income producing commercial real estate	6,574	500	7,074	6,873	715	7,588
Commercial & industrial	2,528	2,020	4,548	3,715	1,714	5,429
Commercial construction	—	208	208	—	343	343
Equipment financing	—	3,249	3,249	—	1,741	1,741
Total commercial	10,488	6,467	16,955	12,729	5,086	17,815
Residential mortgage	2,803	9,425	12,228	3,126	10,187	13,313
HELOC	211	722	933	219	993	1,212
Residential construction	100	98	198	280	140	420
Manufactured housing	—	2,804	2,804	—	—	—
Consumer	2	23	25	6	46	52
Total	$13,604	$19,539	$33,143	$16,360	$16,452	$32,812

The majority of nonaccrual loans with no related allowance consists of collateral dependent loans that have been individually evaluated by management and have been written down to net realizable value with the repayment of the loan expected to be provided substantially through the operation or sale of the underlying collateral.

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

	Term Loans						Revolvers	Revolvers converted to term loans	Total
As of June 30, 2022	2022	2021	2020	2019	2018	Prior
Pass
Owner occupied commercial real estate	$417,987	$701,620	$651,506	$229,330	$138,973	$342,269	$108,735	$9,482	$2,599,902
Income producing commercial real estate	433,518	837,176	789,317	347,162	193,782	327,057	52,157	9,243	2,989,412
Commercial & industrial	283,383	547,424	238,826	155,495	131,943	91,022	741,983	5,001	2,195,077
Commercial construction	367,865	529,102	344,571	117,304	14,882	28,427	65,009	1,241	1,468,401
Equipment financing	371,560	451,535	211,154	125,559	41,780	5,065	—	—	1,206,653
Total commercial	1,874,313	3,066,857	2,235,374	974,850	521,360	793,840	967,884	24,967	10,459,445
Residential mortgage	427,438	785,961	351,619	97,033	60,590	254,954	9	3,399	1,981,003
HELOC	—	—	—	—	—	—	783,057	15,898	798,955
Residential construction	168,191	191,978	6,810	2,054	1,853	9,750	—	336	380,972
Manufactured housing	37,903	57,712	52,091	37,200	33,103	65,194	—	—	283,203
Consumer	41,947	41,537	20,867	6,976	2,994	1,266	27,193	123	142,903
	2,549,792	4,144,045	2,666,761	1,118,113	619,900	1,125,004	1,778,143	44,723	14,046,481
Special Mention
Owner occupied commercial real estate	3,798	4,943	3,621	10,380	4,247	6,825	3,034	282	37,130
Income producing commercial real estate	53,231	15,967	66,817	20,289	22,192	30,178	—	—	208,674
Commercial & industrial	242	2,136	1,118	872	1,361	305	4,779	311	11,124
Commercial construction	469	38	146	22,053	4,942	229	—	—	27,877
Equipment financing	—	—	—	—	—	—	—	—	—
Total commercial	57,740	23,084	71,702	53,594	32,742	37,537	7,813	593	284,805
Residential mortgage	—	—	—	—	—	—	—	—	—
HELOC	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—
Manufactured housing	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
	57,740	23,084	71,702	53,594	32,742	37,537	7,813	593	284,805
Substandard
Owner occupied commercial real estate	8,299	7,188	2,218	8,813	1,443	14,869	210	950	43,990
Income producing commercial real estate	28,240	6,299	3,061	4,409	21,420	11,553	394	65	75,441
Commercial & industrial	5,710	1,572	1,884	6,107	11,088	1,468	17,054	1,835	46,718
Commercial construction	3,097	123	55	155	3,982	9,881	—	248	17,541
Equipment financing	—	1,412	1,727	754	222	74	—	—	4,189
Total commercial	45,346	16,594	8,945	20,238	38,155	37,845	17,658	3,098	187,879
Residential mortgage	1,472	2,282	1,257	2,330	2,722	5,109	—	727	15,899
HELOC	—	—	—	—	—	—	303	1,811	2,114
Residential construction	293	41	—	21	50	168	—	—	573
Manufactured housing	—	231	450	622	826	1,225	—	—	3,354
Consumer	12	29	17	17	39	9	2	—	125
	47,123	19,177	10,669	23,228	41,792	44,356	17,963	5,636	209,944

Total	$2,654,655	$4,186,306	$2,749,132	$1,194,935	$694,434	$1,206,897	$1,803,919	$50,952	$14,541,230

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans						Revolvers	Revolvers converted to term loans	Total
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Pass
Owner occupied commercial real estate	$643,151	$674,124	$278,702	$153,233	$139,584	$267,460	$68,354	$17,150	$2,241,758
Income producing commercial real estate	668,322	678,487	333,911	221,218	165,563	219,459	41,157	11,830	2,339,947
Commercial & industrial	638,567	270,150	178,944	136,281	50,567	72,904	514,750	4,361	1,866,524
Commercial construction	378,695	303,154	149,740	40,625	22,983	13,206	12,628	1,673	922,704
Equipment financing	563,618	271,913	167,904	63,254	13,145	903	—	—	1,080,737
Total commercial	2,892,353	2,197,828	1,109,201	614,611	391,842	573,932	636,889	35,014	8,451,670
Residential mortgage	781,007	370,092	108,091	64,346	71,552	221,131	9	3,915	1,620,143
HELOC	—	—	—	—	—	—	676,545	14,994	691,539
Residential construction	325,111	16,301	2,802	2,278	3,144	9,352	—	33	359,021
Consumer	57,530	29,218	10,757	5,137	1,439	1,355	32,312	111	137,859
	4,056,001	2,613,439	1,230,851	686,372	467,977	805,770	1,345,755	54,067	11,260,232
Special Mention
Owner occupied commercial real estate	7,772	2,979	16,639	4,374	6,007	2,641	248	286	40,946
Income producing commercial real estate	64,139	27,875	21,875	22,292	18,415	21,880	—	—	176,476
Commercial & industrial	1,037	1,831	2,740	597	273	303	2,242	—	9,023
Commercial construction	14,283	16,237	13,149	22,479	11,766	52	—	—	77,966
Equipment financing	—	—	—	—	—	—	—	—	—
Total commercial	87,231	48,922	54,403	49,742	36,461	24,876	2,490	286	304,411
Residential mortgage	—	—	—	—	—	—	—	—	—
HELOC	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
	87,231	48,922	54,403	49,742	36,461	24,876	2,490	286	304,411
Substandard
Owner occupied commercial real estate	11,987	1,049	4,216	3,712	5,829	11,088	—	1,100	38,981
Income producing commercial real estate	15,485	12,618	3,779	29,212	6,726	16,531	—	84	84,435
Commercial & industrial	2,741	1,615	5,284	12,685	1,232	5,863	4,326	869	34,615
Commercial construction	3,464	157	272	11	9,750	255	—	251	14,160
Equipment financing	428	590	676	503	84	3	—	—	2,284
Total commercial	34,105	16,029	14,227	46,123	23,621	33,740	4,326	2,304	174,475
Residential mortgage	3,339	1,585	2,813	3,229	1,205	4,744	—	827	17,742
HELOC	—	—	—	—	—	—	329	2,166	2,495
Residential construction	407	—	30	51	—	306	—	—	794
Consumer	37	16	22	26	22	50	3	21	197
	37,888	17,630	17,092	49,429	24,848	38,840	4,658	5,318	195,703

Total	$4,181,120	$2,679,991	$1,302,346	$785,543	$529,286	$869,486	$1,352,903	$59,671	$11,760,346

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Troubled Debt Restructurings
As of June 30, 2022 and December 31, 2021, United had TDRs totaling $50.7 million and $52.4 million, respectively. Loans modified under the terms of a TDR during the three and six months ended June 30, 2022 and 2021 are presented in the following table. In addition, the table presents loans modified under the terms of a TDR that defaulted (became 90 days or more delinquent or otherwise in default of modified terms) during the periods presented and were initially restructured within one year prior to default (dollars in thousands).

	New TDRs					TDRs Modified Within the Previous Twelve Months That Have Subsequently Defaulted
		Post-Modification Amortized Cost by Type of Modification
	Number of Contracts	Rate Reduction	Structure	Other	Total	Number of Contracts	Amortized Cost
Three Months Ended June 30, 2022
Owner occupied commercial real estate	1	$—	$112	$—	$112	—	$—
Income producing commercial real estate	—	—	—	—	—	—	—
Commercial & industrial	1	—	403	—	403	—	—
Commercial construction	—	—	—	—	—	—	—
Equipment financing	11	—	3,055	—	3,055	4	301
Total commercial	13	—	3,570	—	3,570	4	301
Residential mortgage	4	—	573	—	573	1	56
HELOC	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Manufactured housing	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total loans	17	$—	$4,143	$—	$4,143	5	$357

Six Months Ended June 30, 2022
Owner occupied commercial real estate	1	$—	$112	$—	$112	—	$—
Income producing commercial real estate	—	—	—	—	—	—	—
Commercial & industrial	1	—	403	—	403	—	—
Commercial construction	—	—	—	—	—	—	—
Equipment financing	27	—	4,849	—	4,849	9	408
Total commercial	29	—	5,364	—	5,364	9	408
Residential mortgage	4	—	573	—	573	1	56
HELOC	7	—	1,242	6	1,248	—	—
Residential construction	—	—	—	—	—	—	—
Manufactured housing	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total loans	40	$—	$7,179	$6	$7,185	10	$464

Three Months Ended June 30, 2021
Owner occupied commercial real estate	1	$—	$543	$—	$543	—	$—
Income producing commercial real estate	1	—	—	378	378	—	—
Commercial & industrial	2	—	365	—	365	—	—
Commercial construction	—	—	—	—	—	—	—
Equipment financing	8	—	326	—	326	5	138
Total commercial	12	—	1,234	378	1,612	5	138
Residential mortgage	5	—	322	—	322	—	—
HELOC	—	—	—	—	—	1	49
Residential construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total loans	17	$—	$1,556	$378	$1,934	6	$187

Six Months Ended June 30, 2021
Owner occupied commercial real estate	1	$—	$543	$—	$543	—	$—
Income producing commercial real estate	3	—	—	1,697	1,697	—	—
Commercial & industrial	4	—	365	103	468	1	11
Commercial construction	1	—	309	—	309	—	—
Equipment financing	36	—	2,462	—	2,462	8	200
Total commercial	45	—	3,679	1,800	5,479	9	211
Residential mortgage	6	—	391	—	391	3	413
HELOC	—	—	—	—	—	1	49
Residential construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total loans	51	$—	$4,070	$1,800	$5,870	13	$673

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Allowance for Credit Losses
The ACL for loans represents management’s estimate of life of loan credit losses in the portfolio as of the end of the period. The ACL related to unfunded commitments is included in other liabilities in the consolidated balance sheet.

At both June 30, 2022 and December 31, 2021, United used a one-year reasonable and supportable forecast period. Expected credit losses were estimated using a regression model for each segment based on historical data from peer banks combined with a third party vendor’s baseline economic forecast to predict the change in credit losses. These estimates were then combined with a starting value that was based on United’s recent default experience, with the results subject to a floor. At June 30, 2022, United applied qualitative factors to the model output for income producing commercial real estate and equipment finance portfolios. With regard to income producing commercial real estate, the qualitative factors reflected continued credit concerns related to the senior care portfolio, elevated criticized loans relative to the pre-pandemic period and inflationary concerns related to the impact of rising rates on commercial real estate values. Qualitative factors for the equipment finance portfolio reflected management’s approximation of long-term loss rates.

For periods beyond the reasonable and supportable forecast period of one year, United reverted to historical credit loss information on a straight line basis over two years. For all collateral types excluding residential mortgage and manufactured housing, United reverted to through-the-cycle average default rates using peer data from 2000 to 2017. For loans secured by residential mortgages and manufactured housing, the peer data was adjusted to account for the changes in lending practices designed to prevent the magnitude of losses observed during the mortgage crisis.

PPP loans were considered low risk assets due to the related 100% guarantee by the SBA and were therefore excluded from the calculation.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the balance and activity in the ACL by portfolio segment for the periods indicated (in thousands).

	Three Months Ended June 30,
	2022					2021
	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied commercial real estate	$15,945	$—	$1,496	$(667)	$16,774	$19,282	$(1)	$156	$(2,145)	$17,292
Income producing commercial real estate	33,539	—	116	(371)	33,284	34,911	(52)	213	(4,105)	30,967
Commercial & industrial	18,386	(1,011)	1,313	(421)	18,267	21,750	(857)	797	(5,276)	16,414
Commercial construction	13,782	—	144	2,136	16,062	10,572	(46)	339	(1,685)	9,180
Equipment financing	19,264	(1,709)	802	52	18,409	17,200	(1,188)	887	1,201	18,100
Residential mortgage	14,964	—	51	2,020	17,035	14,580	—	194	(3,809)	10,965
HELOC	7,128	—	346	13	7,487	6,880	(34)	146	(635)	6,357
Residential construction	1,929	—	76	81	2,086	1,362	—	33	523	1,918
Manufactured housing	7,083	(135)	—	(334)	6,614	—	—	—	—	—
Consumer	785	(728)	308	542	907	329	(353)	222	225	423
ACL - loans	132,805	(3,583)	4,652	3,051	136,925	126,866	(2,531)	2,987	(15,706)	111,616
ACL - unfunded commitments	13,564	—	—	2,553	16,117	8,726	—	—	2,118	10,844
Total ACL	$146,369	$(3,583)	$4,652	$5,604	$153,042	$135,592	$(2,531)	$2,987	$(13,588)	$122,460

	Six Months Ended June 30,
	2022						2021
	Beginning Balance	Initial ACL - PCD loans (1)	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Charge- Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied commercial real estate	$14,282	$266	$—	$1,541	$685	$16,774	$20,673	$(1)	$396	$(3,776)	$17,292
Income producing commercial real estate	24,156	4,366	—	406	4,356	33,284	41,737	(1,059)	229	(9,940)	30,967
Commercial & industrial	16,592	2,337	(4,605)	1,978	1,965	18,267	22,019	(3,751)	6,444	(8,298)	16,414
Commercial construction	9,956	2,857	(41)	558	2,732	16,062	10,952	(224)	495	(2,043)	9,180
Equipment financing	16,290	—	(2,657)	1,483	3,293	18,409	16,820	(3,246)	1,434	3,092	18,100
Residential mortgage	12,390	385	(53)	201	4,112	17,035	15,341	(215)	317	(4,478)	10,965
HELOC	6,568	60	(9)	436	432	7,487	8,417	(34)	219	(2,245)	6,357
Residential construction	1,847	1	—	99	139	2,086	764	(10)	103	1,061	1,918
Manufactured housing	—	2,438	(308)	9	4,475	6,614	—	—	—	—	—
Consumer	451	27	(1,534)	587	1,376	907	287	(824)	488	472	423
ACL - loans	102,532	12,737	(9,207)	7,298	23,565	136,925	137,010	(9,364)	10,125	(26,155)	111,616
ACL - unfunded commitments	10,992	—	—	—	5,125	16,117	10,558	—	—	286	10,844
Total ACL	$113,524	$12,737	$(9,207)	$7,298	$28,690	$153,042	$147,568	$(9,364)	$10,125	$(25,869)	$122,460
(1) Represents the initial ACL related to PCD loans acquired in the Reliant transaction.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 7 – Derivatives and Hedging Activities

The table below presents the fair value of derivative financial instruments, which are included in other assets and other liabilities on the consolidated balance sheet, as of the dates indicated (in thousands):

	June 30, 2022			December 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Derivative Asset	Derivative Liability		Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Cash flow hedge of subordinated debt	$100,000	$12,318	$—	$100,000	$6,389	$—
Cash flow hedge of trust preferred securities	20,000	—	—	20,000	—	—
Fair value hedge of brokered time deposits	—	—	—	10,000	—	—
Total	120,000	12,318	—	130,000	6,389	—

Derivatives not designated as hedging instruments:
Customer derivative positions	1,095,566	795	57,212	1,206,145	28,656	10,663
Dealer offsets to customer derivative positions	1,105,566	13,629	367	1,230,885	974	9,232
Risk participations	80,401	5	2	69,385	16	7
Mortgage banking - loan commitment	45,696	1,292	—	110,897	3,450	—
Mortgage banking - forward sales commitment	81,000	410	191	201,419	67	202
Bifurcated embedded derivatives	51,935	8,902	—	51,935	2,928	—
Dealer offsets to bifurcated embedded derivatives	51,935	—	10,793	51,935	—	5,041
Total	2,512,099	25,033	68,565	2,922,601	36,091	25,145

Total derivatives	$2,632,099	$37,351	$68,565	$3,052,601	$42,480	$25,145

Total gross derivative instruments		$37,351	$68,565		$42,480	$25,145
Less: Amounts subject to master netting agreements		(634)	(634)		(694)	(694)
Less: Cash collateral received/pledged		(28,161)	(11,279)		(6,620)	(14,148)
Net amount		$8,556	$56,652		$35,166	$10,303

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

Hedging Derivatives
Cash Flow Hedges of Interest Rate Risk
United enters into cash flow hedges to mitigate exposure to the variability of future cash flows or other forecasted transactions. As of June 30, 2022 and December 31, 2021, United utilized interest rate caps and swaps to hedge the variability of cash flows due to changes in interest rates on certain of its variable-rate subordinated debt and trust preferred securities. United considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates. Therefore, changes in the fair value of these derivative instruments are recognized in OCI. Gains and losses related to changes in fair value are reclassified into earnings in the periods the hedged forecasted transactions occur. Losses representing amortization of the premium recorded on cash flow hedges, which is a component excluded from the assessment of effectiveness, are recognized in earnings on a straight-line basis in the same caption as the hedged item over the term of the hedge. Over the next twelve months, United expects to reclassify $1.36 million of gains from AOCI into earnings related to these agreements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total interest expense presented in the consolidated statements of income	$(8,475)	$(7,433)	$(15,742)	$(16,911)
Effect of hedging relationships on interest expense:
Net income recognized on fair value hedges	—	46	28	124
Net expense recognized on cash flow hedges (1)	(106)	(147)	(247)	(291)
 (1) Includes premium amortization expense excluded from the assessment of hedge effectiveness of $118,000 for both the three months ended June 30, 2022 and 2021, and $234,000 for both the six months ended June 30, 2022 and 2021.

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

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Customer derivatives and dealer offsets	Other noninterest income	$445	$162	$1,214	$2,059
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	85	(42)	198	417
Mortgage banking derivatives	Mortgage loan revenue	2,616	(3,494)	7,250	342
Risk participations	Other noninterest income	93	98	94	(107)
		$3,239	$(3,276)	$8,756	$2,711

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

Note 8 – Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands).

	June 30, 2022	December 31, 2021
Core deposit intangible	$46,902	$38,192
Less: accumulated amortization	(23,214)	(25,870)
Net core deposit intangible	23,688	12,322
Customer relationship intangible	8,400	8,400
Less: accumulated amortization	(718)	(322)
Net customer relationship intangible	7,682	8,078
Total intangibles subject to amortization, net (1)	31,370	20,400
Goodwill	751,174	452,007
Total goodwill and other intangible assets, net	$782,544	$472,407
(1) As intangible assets become fully amortized, they are excluded from balances presented.
During the first quarter of 2022, as a result of the Reliant acquisition, United recorded a core deposit intangible of $14.5 million. See Note 4 for further detail.

The following is a summary of changes in the carrying amounts of goodwill (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period (1)	$751,174	$367,809	$452,007	$367,809
Acquisitions	—	—	299,167	—
Balance, end of period (1)	$751,174	$367,809	$751,174	$367,809
(1) Goodwill balances are shown net of accumulated impairment losses of $306 million incurred prior to 2021.

The estimated aggregate amortization expense for future periods for finite lived intangibles is as follows (in thousands):

Remainder of 2022	$3,297
2023	5,903
2024	5,018
2025	4,051
2026	3,303
Thereafter	9,798
Total	$31,370

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 9 - Long-term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021	Issue Date	Stated Maturity Date	Earliest Call Date	Interest Rate
2027 senior debentures	35,000	35,000	2015	2027	2025	5.500% through August 2025, 3-month LIBOR plus 3.71% thereafter
2030 senior debentures	100,000	100,000	2020	2030	2025	5.00% through June 2025, 3-month SOFR plus 4.87% thereafter
Total senior debentures	135,000	135,000

2028 subordinated debentures	100,000	100,000	2018	2028	2023	4.500% through January 2023, 3-month LIBOR plus 2.12% thereafter
2029 subordinated debentures	60,000	—	2019	2029	2024	5.125% until December 2024, 3-month SOFR plus 3.765% thereafter
Total subordinated debentures	160,000	100,000

Tidelands Statutory Trust I	8,248	8,248	2006	2036	*	3-month LIBOR plus 1.38%
Four Oaks Statutory Trust I	12,372	12,372	2006	2036	*	3-month LIBOR plus 1.35%
Community First Capital Trust I	3,093	—	2002	2032	*	Prime plus 0.50%
Community First Capital Trust II	5,155	—	2005	2035	*	3-month LIBOR plus 1.50%
Community First Capital Trust III	5,464	—	2007	2037	*	3-month LIBOR plus 3.00%
Total trust preferred securities	34,332	20,620
Less net discount	(4,961)	(8,260)
Total long-term debt	$324,371	$247,360
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

June 30, 2022	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$182,703	$—	$—	$182,703
U.S. Government agencies & GSEs	—	257,182	—	257,182
State and political subdivisions	—	321,883	—	321,883
Residential MBS	—	1,870,571	—	1,870,571
Commercial MBS	—	733,052	—	733,052
Corporate bonds	—	217,669	2,287	219,956
Asset-backed securities	—	374,938	—	374,938
Equity securities with readily available fair values	10,350	1,253	—	11,603
Mortgage loans held for sale	—	22,298	—	22,298
Deferred compensation plan assets	11,122	—	—	11,122
Servicing rights for SBA/USDA loans	—	—	6,167	6,167
Residential mortgage servicing rights	—	—	35,131	35,131
Derivative financial instruments	—	27,152	10,199	37,351
Total assets	$204,175	$3,825,998	$53,784	$4,083,957

Liabilities:
Deferred compensation plan liability	$11,146	$—	$—	$11,146
Derivative financial instruments	—	57,770	10,795	68,565
Total liabilities	$11,146	$57,770	$10,795	$79,711

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$217,520	$—	$—	$217,520
U.S. Government agencies & GSEs	—	187,032	—	187,032
State and political subdivisions	—	275,844	—	275,844
Residential MBS	—	2,145,134	—	2,145,134
Commercial MBS	—	873,851	—	873,851
Corporate bonds	—	190,771	2,395	193,166
Asset-backed securities	—	604,277	—	604,277
Equity securities with readily available fair values	—	1,302	—	1,302
Mortgage loans held for sale	—	44,109	—	44,109
Deferred compensation plan assets	11,769	—	—	11,769
Servicing rights for SBA/USDA loans	—	—	6,513	6,513
Residential mortgage servicing rights	—	—	25,161	25,161
Derivative financial instruments	—	35,722	6,758	42,480
Total assets	$229,289	$4,358,042	$40,827	$4,628,158

Liabilities:
Deferred compensation plan liability	$11,795	$—	$—	$11,795
Derivative financial instruments	—	20,097	5,048	25,145
Total liabilities	$11,795	$20,097	$5,048	$36,940

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table shows a reconciliation of the beginning and ending balances for the periods indicated for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	2022					2021
	Derivative Assets	Derivative Liabilities	SBA/USDA loan servicing rights	Residential mortgage servicing rights	Corporate Bonds	Derivative Assets	Derivative Liabilities	SBA/USDA loan servicing rights	Residential mortgage servicing rights	Corporate Bonds
Three Months Ended June 30,
Beginning balance	$7,902	$8,531	$6,962	$32,641	$2,332	$8,308	$4,606	$6,226	$20,728	$1,750
Additions	—	99	800	1,723	—	—	97	610	3,792	—
Sales and settlements	—	(1)	(408)	(638)	—	—	—	(453)	(1,426)	—
Fair value adjustments included in OCI	—	—	—	—	(45)	—	—	—	—	(43)
Fair value adjustments included in earnings	2,297	2,166	(1,187)	1,405	—	(1,419)	(759)	(268)	(1,526)	—
Ending balance	$10,199	$10,795	$6,167	$35,131	$2,287	$6,889	$3,944	$6,115	$21,568	$1,707

Six Months Ended June 30,
Beginning balance	$6,758	$5,048	$6,513	$25,161	$2,395	$10,779	$2,408	$6,462	$16,216	$1,750
Additions	—	99	1,388	3,890	—	175	97	839	6,993	—
Transfers from Level 3	(290)	—	—	—	—	—	—	—	—	—
Sales and settlements	—	(1)	(637)	(1,314)	—	—	—	(644)	(2,555)	—
Fair value adjustments included in OCI	—	—	—	—	(108)	—	—	—	—	(43)
Fair value adjustments included in earnings	3,731	5,649	(1,097)	7,394	—	(4,065)	1,439	(542)	914	—
Ending balance	$10,199	$10,795	$6,167	$35,131	$2,287	$6,889	$3,944	$6,115	$21,568	$1,707

The following table presents quantitative information about significant Level 3 inputs for fair value on a recurring basis as of the dates indicated.

Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Inputs	June 30, 2022		December 31, 2021
			Range	Weighted Average	Range	Weighted Average
SBA/USDA loan servicing rights	Discounted cash flow	Discount rate	3.3% - 50.6%	13.7%	0.0% - 45.4%	10.3%
		Prepayment rate	0.0 - 34.2	16.5	3.2 - 31.3	16.3
Residential mortgage servicing rights	Discounted cash flow	Discount rate	9.5 - 10.5	9.5	9.5 - 10.5	9.5
		Prepayment rate	7.0 - 40.2	7.7	7.0 - 77.6	12.6
Corporate bonds	Discounted cash flow	Discount rate	5.1 - 5.3	5.1	3.6 - 3.8	3.6
Derivative assets - customer derivative positions	Internal model	Estimated loss rate	N/A	N/A	33.4 - 44.0	36.0
Derivative assets - mortgage	Internal model	Pull through rate	55.4 - 100	88.8	45.9 - 100	87.2
Derivative assets and liabilities - other	Dealer priced	Dealer priced	N/A	N/A	N/A	N/A

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

Mortgage Loans Held for Sale
	June 30, 2022	December 31, 2021
Outstanding principal balance	$21,781	$42,581
Fair value	22,298	44,109

Gain (Loss) from Change in Fair Value on Mortgage Loans Held for Sale
Location	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Mortgage loan gains and other related fees	$163	$521	$(1,011)	$(1,721)

Changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of assets that were still held as of June 30, 2022 and December 31, 2021, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented (in thousands).

	Level 1	Level 2	Level 3	Total
June 30, 2022
Loans held for investment	$—	$—	$1,240	$1,240
Mortgage loans held for sale	—	—	18,380	18,380

December 31, 2021
Loans held for investment	$—	$—	$2,536	$2,536

Mortgage loans held for sale that were acquired from Reliant were subject to a nonrecurring fair value adjustment resulting from the application of the lower of the amortized cost or fair value accounting. As of June 30, 2022, these loans were classified as nonrecurring Level 3 because the valuation of these loans was based on indicative bids provided by a broker, not corroborated by market transactions.

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

		Fair Value Level
	Carrying Amount	Level 1	Level 2	Level 3	Total
June 30, 2022
Assets:
HTM debt securities	$2,722,475	$—	$2,431,138	$—	$2,431,138
Loans and leases, net	14,404,305	—	—	14,063,685	14,063,685

Liabilities:
Deposits	20,873,083	—	20,869,002	—	20,869,002
Long-term debt	324,371	—	—	322,102	322,102

December 31, 2021
Assets:
HTM debt securities	$1,156,098	$—	$1,148,804	$—	$1,148,804
Loans and leases, net	11,657,814	—	—	11,607,821	11,607,821

Liabilities:
Deposits	18,241,179	—	18,239,934	—	18,239,934
Long-term debt	247,360	—	—	267,064	267,064

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of various share-based compensation. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan document). As of June 30, 2022, 2,982,380 additional awards could be granted under the plan.

The table below presents restricted stock unit and option activity for the six months ended June 30, 2022.

	Restricted Stock Unit Awards			Options
	Shares	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value ($000)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2021	808,474	$25.15		35,460	$8.38
Granted	154,698	32.38		48,239	20.88
Released / Exercised	(108,441)	25.13	$3,976	(15,765)	20.72		$247
Cancelled	(23,912)	26.31		—	—
Outstanding at June 30, 2022	830,819	26.47	25,082	67,934	14.39	3.2	1,074

Vested / Exercisable at June 30, 2022	16,354	36.69		67,934	14.39	3.2	1,074
Options granted in 2022 reflect options assumed in the Reliant acquisition, with the weighted average exercise price of Reliant’s fully vested converted options determined pursuant to the purchase agreement. The value of the Reliant options was determined using a Black-Scholes model and was included in the purchase price for the acquisition. No compensation expense relating to options was included in earnings for the six months ended June 30, 2022 and 2021.

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

For the six months ended June 30, 2022 and 2021, expense of $4.62 million and $2.91 million, respectively, was recognized related to restricted stock unit and performance stock unit awards granted to United employees, which was included in salaries and employee benefits expense. In addition, for the six months ended June 30, 2022 and 2021, $238,000 and $235,000, respectively, was recognized in other expense for restricted stock unit awards granted to members of United’s Board of Directors.

A deferred income tax benefit related to stock-based compensation expense of $1.24 million and $802,000 was included in the determination of income tax expense for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, there was $15.0 million of unrecognized expense related to non-vested restricted stock unit and performance stock unit awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.5 years.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 12 – Reclassifications Out of AOCI

The following table presents the details regarding amounts reclassified out of AOCI for the periods indicated (in thousands). Amounts shown in parentheses reduce earnings.

Details about AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2022	2021	2022	2021
Realized gains (losses) on AFS securities:
	$46	$41	$(3,688)	$41	Securities gains (losses), net
	(11)	(14)	979	(14)	Income tax (expense) benefit
	$35	$27	$(2,709)	$27	Net of tax

Amortization of unrealized losses on HTM securities transferred from AFS:
	$(1,769)	$—	$(1,769)	$—	Investment securities interest revenue
	422	—	422	—	Income tax benefit
	$(1,347)	$—	$(1,347)	$—	Net of tax

Losses on derivative instruments accounted for as cash flow hedges:
Interest rate contracts	$(106)	$(147)	$(247)	$(291)	Long-term debt interest expense
	27	37	63	74	Income tax benefit
	$(79)	$(110)	$(184)	$(217)	Net of tax

Amortization of defined benefit pension plan net periodic pension cost components:
Prior service cost	$(93)	$(117)	$(185)	$(234)	Salaries and employee benefits expense
Actuarial losses	(78)	(144)	(156)	(288)	Other expense
	(171)	(261)	(341)	(522)	Total before tax
	44	67	87	134	Income tax benefit
	$(127)	$(194)	$(254)	$(388)	Net of tax

Total reclassifications for the period	$(1,518)	$(277)	$(4,494)	$(578)	Net of tax

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 13 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$66,842	$70,260	$114,861	$143,966
Dividends on preferred stock	(1,719)	(1,719)	(3,438)	(3,438)
Earnings allocated to participating securities	(362)	(432)	(596)	(894)
Net income available to common shareholders	$64,761	$68,109	$110,827	$139,634

Weighted average shares outstanding:
Basic	106,610	87,289	106,580	87,306
Effect of dilutive securities:
Stock options	36	—	41	—
Restricted stock units	70	132	76	137
Diluted	106,716	87,421	106,697	87,443

Net income per common share:
Basic	$0.61	$0.78	$1.04	$1.60
Diluted	$0.61	$0.78	$1.04	$1.60

At June 30, 2022 and 2021, United had no potentially dilutive instruments outstanding that were not included in the above analysis.
Note 14 – Regulatory Matters

As of June 30, 2022, United and the Bank were categorized as well-capitalized under the regulatory requirements in effect at that time. To be categorized as well-capitalized, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at the time, as set forth in the table below, and have met certain other requirements. Management believes that United and the Bank exceeded all well-capitalized requirements at June 30, 2022, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.

Regulatory capital ratios at June 30, 2022 and December 31, 2021, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under regulatory requirements in effect at such times are presented below for United and the Bank (dollars in thousands):

			United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum (1)	Well- Capitalized	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Risk-based ratios:
CET1 capital	4.5%	6.5%	12.00%	12.46%	12.89%	12.87%
Tier 1 capital	6.0	8.0	12.57	13.17	12.89	12.87
Total capital	8.0	10.0	14.45	14.65	13.62	13.46
Leverage ratio	4.0	5.0	9.03	8.75	9.25	8.53

CET1 capital			$2,039,434	$1,688,176	$2,181,665	$1,738,557
Tier 1 capital			2,135,857	1,784,598	2,181,665	1,738,557
Total capital			2,455,296	1,984,376	2,304,895	1,818,335
Risk-weighted assets			16,994,080	13,548,534	16,921,874	13,512,405
Average total assets for the leverage ratio			23,639,913	20,402,842	23,593,745	20,377,319
(1) As of June 30, 2022 and December 31, 2021 the additional capital conservation buffer in effect was 2.50%

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

The following table summarizes the contractual amount of off-balance sheet instruments as of the dates indicated (in thousands).

	June 30, 2022	December 31, 2021
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$4,481,880	$3,591,975
Letters of credit	50,306	29,312

United holds minor investments in certain entities for tax credit and Community Reinvestment Act purposes. As of June 30, 2022 and December 31, 2021, the Bank had a recorded investment of $81.0 million and $52.7 million, respectively, in such investments, which is included in other assets on the consolidated balance sheet. As of June 30, 2022, United had committed to fund an additional $7.93 million related to future capital calls that are not reflected in the consolidated balance sheet.

As of June 30, 2022, the Holding Company also had $18.9 million in commitments for future capital calls to fintech fund limited partnerships that have not been reflected in the consolidated balance sheet.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at June 30, 2022 and December 31, 2021 and our results of operations for the three and six months ended June 30, 2022 and 2021. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. The following discussion and analysis should be read along with our consolidated financial statements and related notes included in Part I - Item 1 of this Report, “Cautionary Note Regarding Forward-Looking Statements” and the risk factors discussed in our 2021 10-K, and the other reports we have filed with the SEC after we filed the 2021 10-K.

Unless the context otherwise requires, the terms “we,” “our,” “us” refer to United on a consolidated basis.

Overview

We offer a wide array of commercial and consumer banking services and investment advisory services through a 195 branch network throughout Georgia, South Carolina, North Carolina, Tennessee and Florida. We have grown organically as well as through strategic acquisitions. At June 30, 2022, we had consolidated total assets of $24.2 billion and 2,822 full-time equivalent employees.

Recent Developments

Mergers and Acquisitions
Since June 30, 2021, we have continued to expand through acquisitions as follows:
◦On January 1, 2022, we completed the acquisition of Reliant, which was headquartered in Brentwood, Tennessee, a suburb of Nashville, Tennessee, and operated a 25-branch network in Tennessee. We acquired $2.96 billion of assets and assumed $2.66 billion of liabilities in the acquisition, which included $2.32 billion in loans and $2.50 billion in deposits.
◦On October 1, 2021, we acquired Aquesta, a bank headquartered in Cornelius, North Carolina which operated a network of branches primarily located in the Charlotte metropolitan area. We acquired total assets of $756 million, including $498 million in loans, and we assumed $658 million in deposits as of the acquisition date.
◦On July 6, 2021, we acquired FinTrust, an investment advisory firm headquartered in Greenville, South Carolina, with additional locations in Anderson, South Carolina, and Athens and Macon, Georgia. The firm provides wealth and investment management services to individuals and institutions within its markets, which expanded our Wealth Management division.
On May 4, 2022, we announced an agreement to acquire Progress, which we plan to complete in the fourth quarter of 2022. Progress is headquartered in Huntsville, Alabama, and operates 14 offices in high-growth southeastern markets, including Huntsville, Birmingham, Daphne and Tuscaloosa in Alabama and the Florida Panhandle. As of June 30, 2022, Progress had total assets of $1.84 billion, total loans of $1.34 billion, and total deposits of $1.65 billion. In addition to traditional banking products, Progress offers wealth management and private banking through Progress Financial Services with approximately $1.12 billion in assets under management.

Results of Operations
We reported net income and diluted earnings per common share of $66.8 million and $0.61, respectively, for the second quarter of 2022 compared to $70.3 million and $0.78, respectively, for the same period in 2021. Operating net income (non-GAAP), which excludes merger-related and other charges, was $72.4 million for the second quarter of 2022, compared to $71.1 million for the same period in 2021.
Net interest revenue increased to $179 million for the second quarter of 2022, compared to $138 million for the second quarter of 2021. The increase in interest revenue provided by loan growth, including loans acquired from Aquesta and Reliant, and continued investment in our securities portfolio more than offset the increase in interest expense resulting from deposit growth and increased long-term debt, both of which also included increases resulting from acquisitions. Our net interest margin has improved over the last three quarters due to the rising interest rate environment, partially offset by tapering accelerated PPP deferred fee accretion and interest revenue. However, the net interest margin for the three months ended June 30, 2022 and 2021 remained flat at 3.19%, which is largely attributable to the $13.0 million in accelerated PPP fee accretion included in the second quarter of 2021 net interest revenue, which added approximately 30 basis points to the net interest margin.

We recorded a provision for credit losses of $5.60 million for the second quarter of 2022, compared to a negative provision of $13.6 million for the second quarter of 2021. The negative provision in 2021 resulted from a downward adjustment to the ACL, reflecting an improved economic forecast as the outlook of the COVID-19 pandemic improved combined with low net charge-offs during the quarter. We recorded net recoveries for the second quarters of 2022 and 2021 totaling $1.07 million and $456,000, respectively.

Noninterest income of $33.5 million for the second quarter of 2022 was down $2.38 million, or 7%, from the second quarter of 2021. Lower gains on sales of mortgage loans and related fees drove most of the decrease, which were down $4.17 million compared to the same period of 2021. The decrease reflects lower demand in the real estate mortgage market as interest rates have started to rise. We also recorded unrealized losses on other investments during the second quarter of 2022 compared to unrealized gains in the same period of 2021, reflective of market conditions. These decreases were partially offset by an increase in wealth management fees, which mostly reflects the addition of FinTrust’s wealth management business, and volume-based increases in service charges and other fees, which are partially attributable to the addition of Aquesta and Reliant customers.

Noninterest expense of $121 million for the second quarter of 2022 increased $25.3 million compared to the same period of 2021. Most notably, salaries and employee benefits expense increased $9.82 million, which was primarily driven by the increase in employees resulting from acquisitions since June 30, 2021 and our annual salary merit-based increase effective in April of 2022. In addition, merger-related and other charges increased $6.07 million, which is mostly attributable to the Reliant acquisition and system conversion.

For the six months ended June 30, 2022 and 2021, we reported net income of $115 million and $144 million, respectively, and diluted earnings per common share of $1.04 and $1.60, respectively. Operating net income (non-GAAP) for the six months ended June 30, 2022 and 2021 of $127 million and $146 million, respectively, excluded merger-related charges for both periods. Net interest revenue and net interest margin for the six months ended June 30, 2022 were $343 million and 3.08%, respectively, compared to $270 million and 3.20%, respectively, for the same period in 2021. Results of operations for the six months ended June 30, 2022 were largely driven by the same factors affecting the quarter, however the provision expense for the six months ended June 30, 2022 of $28.7 million compared to the negative provision of $25.9 million resulted in a more significant decrease for the year-over-year comparison of net income between 2022 and 2021. Included in the provision for credit losses for the first six months of 2022 was $18.3 million of provision expense required to establish an allowance for credit losses for the acquired Reliant non-PCD loans and unfunded commitments.

Results for the second quarter and first six months of 2022 are discussed in further detail throughout the following sections of MD&A.

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

UNITED COMMUNITY BANKS, INC.
Table 1 - Financial Highlights
(in thousands, except per share data)
	2022		2021			Second Quarter 2022 - 2021 Change	For the Six Months Ended June 30,		YTD Change
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter		2022	2021
INCOME SUMMARY
Interest revenue	$187,378	$171,059	$143,768	$147,675	$145,809		$358,437	$287,351
Interest expense	8,475	7,267	6,213	6,636	7,433		15,742	16,911
Net interest revenue	178,903	163,792	137,555	141,039	138,376	29%	342,695	270,440	27%
Provision for (release of) credit losses	5,604	23,086	(647)	(11,034)	(13,588)		28,690	(25,869)
Noninterest income	33,458	38,973	37,177	40,095	35,841	(7)	72,431	80,546	(10)
Total revenue	206,757	179,679	175,379	192,168	187,805	10	386,436	376,855	3
Noninterest expenses	120,790	119,275	109,156	96,749	95,540	26	240,065	190,734	26
Income before income tax expense	85,967	60,404	66,223	95,419	92,265	(7)	146,371	186,121	(21)
Income tax expense	19,125	12,385	14,204	21,603	22,005	(13)	31,510	42,155	(25)
Net income	66,842	48,019	52,019	73,816	70,260	(5)	114,861	143,966	(20)
Merger-related and other charges	7,143	9,016	9,912	1,437	1,078		16,159	2,621
Income tax benefit of merger-related and other charges	(1,575)	(1,963)	(2,265)	(328)	(246)		(3,538)	(581)
Net income - operating (1)	$72,410	$55,072	$59,666	$74,925	$71,092	2	$127,482	$146,006	(13)

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$0.61	$0.43	$0.55	$0.82	$0.78	(22)	$1.04	$1.60	(35)
Diluted net income - operating (1)	0.66	0.50	0.64	0.83	0.79	(16)	1.16	1.62	(28)
Cash dividends declared	0.21	0.21	0.20	0.20	0.19	11	0.42	0.38	11
Book value	23.96	24.38	23.63	23.25	22.81	5	23.96	22.81	5
Tangible book value (3)	16.68	17.08	18.42	18.68	18.49	(10)	16.68	18.49	(10)
Key performance ratios:
Return on common equity - GAAP (2)(4)	9.31%	6.80%	9.32%	14.26%	14.08%		8.07%	14.71%
Return on common equity - operating (1)(2)(4)	10.10	7.83	10.74	14.48	14.25		8.98	14.92
Return on tangible common equity - operating (1)(2)(3)(4)	14.20	11.00	13.93	18.23	17.81		12.62	18.72
Return on assets - GAAP (4)	1.08	0.78	0.96	1.48	1.46		0.93	1.54
Return on assets - operating (1)(4)	1.17	0.89	1.10	1.50	1.48		1.03	1.56
Net interest margin (FTE) (4)	3.19	2.97	2.81	3.12	3.19		3.08	3.20
Efficiency ratio - GAAP	56.58	57.43	62.12	53.11	54.53		57.00	54.04
Efficiency ratio - operating (1)	53.23	53.09	56.48	52.33	53.92		53.16	53.30
Equity to total assets	10.95	11.06	10.61	10.89	11.04		10.95	11.04
Tangible common equity to tangible assets (3)	7.59	7.72	8.09	8.53	8.71		7.59	8.71

ASSET QUALITY
NPAs	$34,428	$40,816	$32,855	$45,335	$46,347	(26)	$34,428	$46,347	(26)
ACL - loans	136,925	132,805	102,532	99,620	111,616	23	136,925	111,616	23
Net charge-offs (recoveries)	(1,069)	2,978	248	551	(456)		1,909	(761)
ACL - loans to loans	0.94%	0.93%	0.87%	0.89%	0.98%		0.94%	0.98%
Net charge-offs to average loans (4)	(0.03)	0.08	0.01	0.02	(0.02)		0.03	(0.01)
NPAs to total assets	0.14	0.17	0.16	0.23	0.25		0.14	0.25

AT PERIOD END ($ in millions)
Loans	$14,541	$14,316	$11,760	$11,191	$11,391	28	$14,541	$11,391	28
Investment securities	6,683	6,410	5,653	5,335	4,928	36	6,683	4,928	36
Total assets	24,213	24,374	20,947	19,481	18,896	28	24,213	18,896	28
Deposits	20,873	21,056	18,241	16,865	16,328	28	20,873	16,328	28
Shareholders’ equity	2,651	2,695	2,222	2,122	2,086	27	2,651	2,086	27
Common shares outstanding (thousands)	106,034	106,025	89,350	86,559	86,665	22	106,034	86,665	22
(1) Excludes merger-related and other charges. (2) Net income less preferred stock dividends, divided by average realized common equity, which excludes AOCI. (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Financial Highlights
Non-GAAP Performance Measures Reconciliation
(in thousands, except per share data)
	2022		2021			For the Six Months Ended June 30,
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2022	2021
Noninterest expense reconciliation
Noninterest expenses (GAAP)	$120,790	$119,275	$109,156	$96,749	$95,540	$240,065	$190,734
Merger-related and other charges	(7,143)	(9,016)	(9,912)	(1,437)	(1,078)	(16,159)	(2,621)
Noninterest expenses - operating	$113,647	$110,259	$99,244	$95,312	$94,462	$223,906	$188,113

Net income reconciliation
Net income (GAAP)	$66,842	$48,019	$52,019	$73,816	$70,260	$114,861	$143,966
Merger-related and other charges	7,143	9,016	9,912	1,437	1,078	16,159	2,621
Income tax benefit of merger-related and other charges	(1,575)	(1,963)	(2,265)	(328)	(246)	(3,538)	(581)
Net income - operating	$72,410	$55,072	$59,666	$74,925	$71,092	$127,482	$146,006

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$0.61	$0.43	$0.55	$0.82	$0.78	$1.04	$1.60
Merger-related and other charges, net of tax	0.05	0.07	0.09	0.01	0.01	0.12	0.02
Diluted income per common share - operating	$0.66	$0.50	$0.64	$0.83	$0.79	$1.16	$1.62

Book value per common share reconciliation
Book value per common share (GAAP)	$23.96	$24.38	$23.63	$23.25	$22.81	$23.96	$22.81
Effect of goodwill and other intangibles	(7.28)	(7.30)	(5.21)	(4.57)	(4.32)	(7.28)	(4.32)
Tangible book value per common share	$16.68	$17.08	$18.42	$18.68	$18.49	$16.68	$18.49

Return on tangible common equity reconciliation
Return on common equity (GAAP)	9.31%	6.80%	9.32%	14.26%	14.08%	8.07%	14.71%
Merger-related and other charges, net of tax	0.79	1.03	1.42	0.22	0.17	0.91	0.21
Return on common equity - operating	10.10	7.83	10.74	14.48	14.25	8.98	14.92
Effect of goodwill and other intangibles	4.10	3.17	3.19	3.75	3.56	3.64	3.80
Return on tangible common equity - operating	14.20%	11.00%	13.93%	18.23%	17.81%	12.62%	18.72%

Return on assets reconciliation
Return on assets (GAAP)	1.08%	0.78%	0.96%	1.48%	1.46%	0.93%	1.54%
Merger-related and other charges, net of tax	0.09	0.11	0.14	0.02	0.02	0.10	0.02
Return on assets - operating	1.17%	0.89%	1.10%	1.50%	1.48%	1.03%	1.56%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	56.58%	57.43%	62.12%	53.11%	54.53%	57.00%	54.04%
Merger-related and other charges	(3.35)	(4.34)	(5.64)	(0.78)	(0.61)	(3.84)	(0.74)
Efficiency ratio - operating	53.23%	53.09%	56.48%	52.33%	53.92%	53.16%	53.30%

Tangible common equity to tangible assets reconciliation
Equity to total assets (GAAP)	10.95%	11.06%	10.61%	10.89%	11.04%	10.95%	11.04%
Effect of goodwill and other intangibles	(2.96)	(2.94)	(2.06)	(1.87)	(1.82)	(2.96)	(1.82)
Effect of preferred equity	(0.40)	(0.40)	(0.46)	(0.49)	(0.51)	(0.40)	(0.51)
Tangible common equity to tangible assets	7.59%	7.72%	8.09%	8.53%	8.71%	7.59%	8.71%

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

The following discussion provides additional details on the average balances and net interest revenue for the periods presented. The tables that follow indicate the relationship between interest revenue and expense and the average amounts of assets and liabilities, which provides further insight into net interest spread and net interest margin for the periods indicated.

For the quarter:

The increase in net interest revenue and FTE net interest revenue was primarily driven by the $2.77 billion increase in average loans provided by the addition of the Aquesta and Reliant loan portfolios, as well as organic growth. As a result of this increase and the rising rate environment, loan interest revenue increased $27.7 million compared to the second quarter of 2021, which was partially offset by $12.5 million less in PPP interest and fee income, $1.89 million less in purchased loan accretion which resulted in a decrease in the average rate earned on loans. Additionally, the increase in average securities combined with rising rates provided $13.0 million more in FTE interest revenue compared to the same period of last year as we have continued to deploy surplus liquidity into the securities portfolio. Compared to the second quarter of 2021, average interest-bearing deposits increased $2.88 billion while deposit interest expense increased $682,000. Growth in deposits includes deposits received in the acquisitions of Aquesta and Reliant. We continued to benefit from a low deposit interest rate environment and a favorable deposit mix, which partially mitigated the impact of deposit growth on interest expense.

Despite an increase in net interest revenue, the net interest spread and net interest margin for the second quarter of 2022 remained flat compared to the same period of 2021. As discussed above, we had significantly less accelerated PPP interest and fees and purchased loan accretion compared to the second quarter of 2021. As a result, the average rate earned on loans, net interest spread and net interest margin for the second quarter of 2021 were more positively impacted by these sources of interest revenue compared to the same period of 2022, which offset the impact of the increase in interest rates since the second quarter 2021.

For the six months ended:

Net interest revenue for the first six months of 2022 was $343 million, while FTE net interest revenue was $345 million, representing a 27% increase from the first six months of 2021, which was primarily driven by the same factors impacting the quarter. During the first six months of 2022, our net interest spread and net interest margin decreased eight and 12 basis points, respectively, compared to the same period of 2021. This was primarily driven by the significant decreases in accelerated PPP deferred fee accretion and interest income and purchased loan accretion of $22.7 million and $3.89 million, respectively, compared to the six months ended June 30, 2021.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended June 30,
(dollars in thousands, FTE)

	2022			2021
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$14,382,324	$155,184	4.33%	$11,616,802	$127,458	4.40%
Taxable securities (3)	6,436,992	27,886	1.73	4,242,297	15,287	1.44
Tax-exempt securities (FTE) (1)(3)	490,659	3,410	2.78	388,609	3,030	3.12
Federal funds sold and other interest-earning assets	1,302,935	2,066	0.64	1,292,026	1,055	0.33
Total interest-earning assets (FTE)	22,612,910	188,546	3.34	17,539,734	146,830	3.36

Noninterest-earning assets:
Allowance for credit losses	(135,392)			(128,073)
Cash and due from banks	203,291			152,443
Premises and equipment	286,417			225,017
Other assets (3)	1,286,107			1,002,634
Total assets	$24,253,333			$18,791,755

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$4,561,162	2,163	0.19	$3,428,009	1,382	0.16
Money market	5,019,420	1,515	0.12	3,814,960	1,355	0.14
Savings	1,496,414	87	0.02	1,080,267	53	0.02
Time	1,671,632	491	0.12	1,548,487	899	0.23
Brokered time deposits	65,081	46	0.28	64,332	(69)	(0.43)
Total interest-bearing deposits	12,813,709	4,302	0.13	9,936,055	3,620	0.15
Federal funds purchased and other borrowings	66	—	—	111	—	—
Federal Home Loan Bank advances	—	—	—	—	—	—
Long-term debt	324,301	4,173	5.16	285,389	3,813	5.36
Total borrowed funds	324,367	4,173	5.16	285,500	3,813	5.36
Total interest-bearing liabilities	13,138,076	8,475	0.26	10,221,555	7,433	0.29

Noninterest-bearing liabilities:
Noninterest-bearing deposits	8,025,947			6,196,045
Other liabilities	397,890			314,130
Total liabilities	21,561,913			16,731,730
Shareholders' equity	2,691,420			2,060,025
Total liabilities and shareholders' equity	$24,253,333			$18,791,755

Net interest revenue (FTE)		$180,071			$139,397
Net interest-rate spread (FTE)			3.08%			3.07%
Net interest margin (FTE) (4)			3.19%			3.19%

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
(3)Unrealized gains and losses on securities, including those related to the transfer from AFS to HTM, have been reclassified to other assets. Pretax unrealized losses of $271 million and pretax unrealized gains of $28.6 million in 2022 and 2021, respectively, are included in other assets for purposes of this presentation.
(4)Net interest margin is taxable equivalent net interest revenue divided by average interest-earning assets.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Six Months Ended June 30,

	2022			2021
(dollars in thousands, fully taxable equivalent (FTE))	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$14,308,585	$301,821	4.25%	$11,525,363	$252,580	4.42%
Taxable securities (3)	6,142,723	48,896	1.59	3,932,545	28,585	1.45
Tax-exempt securities (FTE) (1)(3)	500,750	6,976	2.79	380,370	5,918	3.11
Federal funds sold and other interest-earning assets	1,604,995	3,086	0.39	1,324,776	2,277	0.34
Total interest-earning assets (FTE)	22,557,053	360,779	3.22	17,163,054	289,360	3.40

Non-interest-earning assets:
Allowance for loan losses	(124,384)			(135,845)
Cash and due from banks	184,751			146,401
Premises and equipment	281,842			223,224
Other assets (3)	1,329,359			1,012,896
Total assets	$24,228,621			$18,409,730

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$4,613,838	3,632	0.16	$3,379,794	2,868	0.17
Money market	5,064,866	2,527	0.10	3,774,201	3,159	0.17
Savings	1,466,812	159	0.02	1,035,176	102	0.02
Time	1,715,022	1,025	0.12	1,595,196	2,487	0.31
Brokered time deposits	72,048	90	0.25	69,765	223	0.64
Total interest-bearing deposits	12,932,586	7,433	0.12	9,854,132	8,839	0.18
Federal funds purchased and other borrowings	337	—	—	62	—	—
Federal Home Loan Bank advances	—	—	—	1,657	2	0.24
Long-term debt	321,663	8,309	5.21	301,193	8,070	5.40
Total borrowed funds	322,000	8,309	5.20	302,912	8,072	5.37
Total interest-bearing liabilities	13,254,586	15,742	0.24	10,157,044	16,911	0.34

Noninterest-bearing liabilities:
Noninterest-bearing deposits	7,847,284			5,896,882
Other liabilities	388,162			313,374
Total liabilities	21,490,032			16,367,300
Shareholders' equity	2,738,589			2,042,430
Total liabilities and shareholders' equity	$24,228,621			$18,409,730

Net interest revenue (FTE)		$345,037			$272,449
Net interest-rate spread (FTE)			2.98%			3.06%
Net interest margin (FTE) (4)			3.08%			3.20%

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
(3)Unrealized gains and losses, including those related to the transfer from AFS to HTM, have been reclassified to other assets. Pretax unrealized losses of $175 million in 2022 and pretax unrealized gains of $43.4 million in 2021, respectively, are included in other assets for purposes of this presentation.
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

Table 4 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	Compared to 2021 Increase (Decrease) Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans (FTE)	$29,873	$(2,147)	$27,726	$59,016	$(9,775)	$49,241
Taxable securities	9,058	3,541	12,599	17,372	2,939	20,311
Tax-exempt securities (FTE)	735	(355)	380	1,726	(668)	1,058
Federal funds sold and other interest-earning assets	9	1,002	1,011	504	305	809
Total interest-earning assets (FTE)	39,675	2,041	41,716	78,618	(7,199)	71,419

Interest-bearing liabilities:
NOW and interest-bearing demand accounts	509	272	781	984	(220)	764
Money market accounts	384	(224)	160	880	(1,512)	(632)
Savings deposits	23	11	34	46	11	57
Time deposits	67	(475)	(408)	174	(1,636)	(1,462)
Brokered deposits	(1)	116	115	7	(140)	(133)
Total interest-bearing deposits	982	(300)	682	2,091	(3,497)	(1,406)

FHLB advances	—	—	—	(1)	(1)	(2)
Long-term debt	505	(145)	360	536	(297)	239
Total borrowed funds	505	(145)	360	535	(298)	237
Total interest-bearing liabilities	1,487	(445)	1,042	2,626	(3,795)	(1,169)

Increase in net interest revenue (FTE)	$38,188	$2,486	$40,674	$75,992	$(3,404)	$72,588

Provision for Credit Losses

The ACL represents management’s estimate of life of loan credit losses in the loan portfolio and unfunded loan commitments. Management’s estimate of credit losses under CECL is determined using a model that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the ACL and resulting provision for credit losses.

We recorded a provision for credit losses of $5.60 million and $28.7 million for the three and six months ended June 30, 2022, respectively, compared to a release of provision of $13.6 million and $25.9 million, respectively, for the same periods 2021. The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined by management reflecting expected life of loan losses. The provision for credit losses during the six months ended June 30, 2022 included the initial provision for credit losses on Reliant’s non-PCD loans and unfunded commitments of $15.2 million and $3.12 million, respectively. The negative provision expense for the three and six months ended June 30, 2021 was primarily a result of an improved economic forecast combined with net recoveries.

Additional discussion on credit quality and the ACL is included in the “Asset Quality and Risk Elements” section of MD&A in this Report.

Noninterest income

The following table presents the components of noninterest income for the periods indicated.

Table 5 - Noninterest Income
(in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Overdraft fees	$2,844	$2,274	$570	25%	$5,260	$4,616	$644	14%
ATM and debit card fees	4,190	3,306	884	27	8,181	6,396	1,785	28
Other service charges and fees	2,971	2,755	216	8	5,634	4,893	741	15
Total service charges and fees	10,005	8,335	1,670	20	19,075	15,905	3,170	20
Mortgage loan gains and related fees	6,971	11,136	(4,165)	(37)	23,123	33,708	(10,585)	(31)
Wealth management fees	5,985	3,822	2,163	57	11,880	7,327	4,553	62
Gains on sales of other loans	3,800	4,123	(323)	(8)	6,998	5,153	1,845	36
Other lending and loan servicing fees	1,586	2,085	(499)	(24)	4,572	4,245	327	8
Securities gains (losses), net	46	41	5		(3,688)	41	(3,729)
Other noninterest income:
Customer derivatives	534	260	274	105	1,320	1,952	(632)	(32)
Other investment gains (losses)	(1,342)	1,648	(2,990)		(1,841)	3,154	(4,995)
BOLI	1,884	972	912	94	3,221	1,829	1,392	76
Treasury management income	899	710	189	27	1,717	1,355	362	27
Other	3,090	2,709	381	14	6,054	5,877	177	3
Total other noninterest income	5,065	6,299	(1,234)	(20)	10,471	14,167	(3,696)	(26)
Total noninterest income	$33,458	$35,841	$(2,383)	(7)	$72,431	$80,546	$(8,115)	(10)

The increase in total service charges and fees was primarily driven by the acquisitions of Aquesta and Reliant since the second quarter of 2021, in addition to increases in organic transaction volume. For the six months ended June 30, 2022, the increase in overdraft fees was partially offset by the impact of our updated consumer overdraft policy implemented in the fourth quarter of 2021, which includes the addition of a fee forgiveness feature. This provides one fee waiver per year per account, which we expect to reduce overdraft fee income in the first quarter of each year as many customers may receive their fee waiver during this period.

Mortgage loan gains and related fees consists primarily of fees earned on mortgage originations, gains on the sale of mortgages in the secondary market, mortgage derivative hedging gains and losses and fair value adjustments to our mortgage loans held for sale and our mortgage servicing rights asset. The change in mortgage income is strongly tied to the interest rate environment and industry conditions. We recognize the majority of income on mortgages when customers enter into mortgage rate lock commitments, making our mortgage rate lock volume a significant driver of mortgage gains in any given period.

The decrease in mortgage loan gains and related fees was primarily a result of tapering mortgage refinance and mortgage rate lock demand compared to the same periods of 2021, as reflected in the following table. In addition, we held more of our mortgage production in portfolio in comparison to 2021, which contributed to the decrease in volume of loans sold. During the three and six months ended June 30, 2022, we recorded $2.11 million and $8.49 million in positive fair value adjustments to the mortgage servicing rights asset, which partially offset the decrease in mortgage loan gains.

Table 6 - Selected Mortgage Metrics
(dollars in thousands)
	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Mortgage rate locks	$597,305	$701,666	(15)%	$1,354,653	$1,695,005	(20)%
# of mortgage rate locks	1,486	2,090	(29)	3,409	5,072	(33)

Mortgage loans sold	$159,897	$407,468	(61)	$367,049	$743,141	(51)
# of mortgage loans sold	645	1,704	(62)	1,433	3,109	(54)

Mortgage loans originated:
Purchases	$394,307	$406,552	(3)	$707,819	$699,471	1
Refinances	104,150	271,850	(62)	252,595	635,403	(60)
Total	$498,457	$678,402	(27)	$960,414	$1,334,874	(28)

# of mortgage loans originated	1,200	1,992	(40)	2,402	4,134	(42)

The increase in wealth management fees for the second quarter and first six months of 2022 compared to the same periods of 2021 resulted primarily from the addition of FinTrust’s wealth management business. Assets under administration totaled $4.08 billion and $2.39 billion as of June 30, 2022 and 2021, respectively.

During the first quarter of 2022, we sold certain lower-yielding securities with the strategic intent of reinvesting in higher-yielding securities, which resulted in securities losses for the six months ended June 30, 2022.

Lending and loan servicing fees for the second quarter of 2022 decreased compared to the second quarter of 2021, but increased for the six months ended 2022 compared to the same period of 2021. Volume-driven fee income from our equipment finance business increased for the three and six months ended June 30, 2022, which was the main driver for the increase for the six months ended June 30, 2022. However, for the quarter, this increase was more than offset by a negative fair value adjustment of $1.19 million to our SBA servicing asset, compared to a modest negative adjustment during second quarter of 2021.

Our SBA/USDA lending strategy includes selling a portion of the loan production each quarter. The amount of loans sold depends on several variables including the current lending environment and balance sheet management activities. During the second quarter of 2022, we sold more SBA/USDA loans compared to the same period of last year, due to favorable market conditions. From time to time, we also sell certain equipment financing receivables. The following table presents loans sold and the corresponding gains or losses recognized on the sale for the periods indicated.

Table 7 - Other Loan Sales
(in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Loans Sold	Gain	Loans Sold	Gain	Loans Sold	Gain	Loans Sold	Gain
Guaranteed portion of SBA/USDA loans	$39,119	$3,107	$32,303	$3,320	$67,462	$5,573	$43,648	$4,343
Equipment financing receivables	20,541	693	18,908	803	43,977	1,425	19,967	810
Total	$59,660	$3,800	$51,211	$4,123	$111,439	$6,998	$63,615	$5,153

The change in other noninterest income for the three and six months ended June 30, 2022 compared to the same periods of 2021 was primarily driven by the following factors:
•Customer derivative income for the six months ended June 30, 2022 decreased due to rising interest rates negatively impacting the demand for customer derivative products. This was partially offset by improvements in the CVA on customer derivatives. The CVA improved due to rising interest rates, which lowered our overall credit exposure on customer derivative positions, and credit upgrades to underlying loans associated with customer derivative positions.
•We recorded unrealized losses on our other investments, which includes deferred compensation plan assets, CRA and tax credit investments and other equity securities, compared to unrealized gains during the same periods of 2021.

•The increase in BOLI income reflects a death benefit gain and income earned on BOLI policies acquired in connection with the acquisition of Reliant.

Noninterest Expenses

The following table presents the components of noninterest expenses for the periods indicated.

Table 8 - Noninterest Expenses
(in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Salaries and employee benefits	$69,233	$59,414	$9,819	17%	$140,239	$119,999	$20,240	17%
Communications and equipment	9,675	7,408	2,267	31	18,923	14,611	4,312	30
Occupancy	8,865	7,078	1,787	25	18,243	14,034	4,209	30
Advertising and public relations	2,300	1,493	807	54	3,788	2,692	1,096	41
Postage, printing and supplies	1,999	1,618	381	24	4,118	3,440	678	20
Professional fees	5,402	4,928	474	10	9,849	9,162	687	7
Lending and loan servicing expense	3,047	3,181	(134)	(4)	5,413	6,058	(645)	(11)
Outside services - electronic banking	2,947	2,285	662	29	5,470	4,503	967	21
FDIC assessments and other regulatory charges	2,267	1,901	366	19	4,440	3,797	643	17
Amortization of intangibles	1,736	929	807	87	3,529	1,914	1,615	84
Other	6,176	4,227	1,949	46	9,894	7,903	1,991	25
Total excluding merger-related and other charges	113,647	94,462	19,185	20	223,906	188,113	35,793	19
Merger-related and other charges	7,143	1,078	6,065		16,159	2,621	13,538
Total noninterest expenses	$120,790	$95,540	$25,250	26	$240,065	$190,734	$49,331	26

The increase in salaries and employee benefits for the second quarter and first six months of 2022 compared to the same periods of 2021 was primarily driven by the addition of Reliant, Aquesta and FinTrust employees since June 30, 2021. The increase also reflects our annual merit-based salary increases awarded during the second quarter of 2022. These increases were partially offset by a reduction in deferred compensation expense resulting from unrealized losses on underlying plan assets, compared to unrealized gains in the same periods of 2021. Full-time equivalent headcount totaled 2,822 at June 30, 2022, up from 2,440 at June 30, 2021, which represents a 16% increase.

Communications and equipment expense increased primarily driven by incremental software contract costs and the growth in our network with the addition of recent acquisitions. The increase in occupancy costs for the second quarter and first six months of 2022 compared to the same periods of 2021 was mostly attributable to the additional operating lease costs associated with Reliant, Aquesta and FinTrust. Advertising and public relations expense increased compared to 2021 as a result of new marketing campaigns, promotions and sponsorships. The increase in outside services - electronic banking primarily related to increased ATM network and internet banking costs. Amortization of intangibles increased with the additional customer deposit and customer relationship intangibles recorded as a result of acquisitions since the second quarter of 2021. The increase in other expense was primarily due to increase in travel and meals expenses, as well as volume-based increases in fraud losses. Increased merger-related charges were primarily related to the acquisition of Reliant and the completion of its system conversion in the second quarter of 2022, as well as branch closure costs.

Balance Sheet Review

Total assets at June 30, 2022 and December 31, 2021 were $24.2 billion and $20.9 billion, respectively. Total liabilities at June 30, 2022 and December 31, 2021 were $21.6 billion and $18.7 billion, respectively. Shareholders’ equity totaled $2.65 billion and $2.22 billion at June 30, 2022 and December 31, 2021, respectively.

Loans

Our loan portfolio is our largest category of interest-earning assets. The following table presents a summary of the loan portfolio by loan type as of June 30, 2022, of which approximately 73% was secured by real estate. Commercial and industrial loans as of June 30, 2022 included $9.96 million of PPP loans.

Table 9 - Loan Portfolio Composition
As of June 30, 2022

Consumer 1%
Owner occupied commercial real estate 18%
Manufactured housing 2%
Residential construction 3%
HELOC 6%
Income producing commercial real estate 23%
Residential mortgage 14%
Equipment financing 8%
Commercial & industrial 15%
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

Table 10 - Allocation of ACL
(in thousands)

	June 30, 2022		December 31, 2021
	ACL	% of loans in each category to total loans	ACL	% of loans in each category to total loans
Owner occupied commercial real estate	$16,774	18	$14,282	20
Income producing commercial real estate	33,284	23	24,156	22
Commercial & industrial	18,267	15	16,592	16
Commercial construction	16,062	10	9,956	9
Equipment financing	18,409	8	16,290	9
Total commercial	102,796	74	81,276	76
Residential mortgage	17,035	14	12,390	14
HELOC	7,487	6	6,568	6
Residential construction	2,086	3	1,847	3
Manufactured housing	6,614	2	—	—
Consumer	907	1	451	1
Total ACL - loans	136,925	100	102,532	100
ACL - unfunded commitments	16,117		10,992
Total ACL	$153,042		$113,524

ACL - loans as a percentage of total loans	0.94%		0.87%
ACL - loans as a percentage of nonaccrual loans HFI	413		312

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

The following table presents a summary of net charge-offs to average loans for the periods indicated.

Table 11 - Net Charge-offs to Average Loans
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net charge-offs (recoveries)
Owner occupied commercial real estate	$(1,496)	$(155)	$(1,541)	$(395)
Income producing commercial real estate	(116)	(161)	(406)	830
Commercial & industrial	(302)	60	2,627	(2,693)
Commercial construction	(144)	(293)	(517)	(271)
Equipment financing	907	301	1,174	1,812
Residential mortgage	(51)	(194)	(148)	(102)
HELOC	(346)	(112)	(427)	(185)
Residential construction	(76)	(33)	(99)	(93)
Manufactured housing	135	—	299	—
Consumer	420	131	947	336
Total net charge-offs (recoveries)	$(1,069)	$(456)	$1,909	$(761)

Average loans
Owner occupied commercial real estate	$2,650,947	$2,143,421	$2,635,052	$2,112,703
Income producing commercial real estate	3,290,217	2,592,699	3,300,737	2,570,778
Commercial & industrial	2,287,209	2,456,334	2,310,017	2,504,066
Commercial construction	1,493,351	950,201	1,476,983	953,011
Equipment financing	1,175,526	947,428	1,155,168	914,388
Residential mortgage	1,905,131	1,427,443	1,862,223	1,370,382
HELOC	786,866	674,760	780,509	678,599
Residential construction	373,732	282,149	373,333	278,224
Manufactured housing	276,918	—	271,231	—
Consumer	142,427	142,367	143,332	143,212
Total average loans	$14,382,324	$11,616,802	$14,308,585	$11,525,363

Net charge-offs to average loans (1)
Owner occupied commercial real estate	(0.23)%	(0.03)%	(0.12)%	(0.04)%
Income producing commercial real estate	(0.01)	(0.02)	(0.02)	0.07
Commercial & industrial	(0.05)	0.01	0.23	(0.22)
Commercial construction	(0.04)	(0.12)	(0.07)	(0.06)
Equipment financing	0.31	0.13	0.20	0.40
Residential mortgage	(0.01)	(0.05)	(0.02)	(0.02)
HELOC	(0.18)	(0.07)	(0.11)	(0.05)
Residential construction	(0.08)	(0.05)	(0.05)	(0.07)
Manufactured housing	0.20	—	0.22	—
Consumer	1.18	0.37	1.33	0.47
Total	(0.03)	(0.02)	0.03	(0.01)
(1) Annualized.

Nonperforming Assets

NPAs, which include nonaccrual loans, OREO and repossessed assets, totaled $34.4 million at June 30, 2022, compared with $32.9 million at December 31, 2021. The increase in NPAs since December 31, 2021 is primarily a result of the addition of Reliant NPAs.

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

The table below summarizes NPAs.

Table 12 - NPAs
(in thousands)

	June 30, 2022	December 31, 2021
Nonaccrual loans HFI	33,143	32,812
Nonaccrual loans held for sale	317	—
OREO and repossessed assets	968	43
Total NPAs	$34,428	$32,855

Nonaccrual loans HFI as a percentage of total loans HFI	0.23%	0.28%
NPAs as a percentage of total assets	0.14	0.16

At June 30, 2022 and December 31, 2021, we had $50.7 million and $52.4 million, respectively, in loans with terms that have been modified in TDRs. Included therein were $11.4 million and $11.5 million, respectively, of TDRs that were classified as nonaccrual and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $39.3 million and $40.9 million, respectively, were performing according to their modified terms and were therefore not considered to be nonperforming assets.

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
At June 30, 2022 and December 31, 2021, we had HTM debt securities with a carrying amount of $2.72 billion and $1.16 billion, respectively, and AFS debt securities totaling $3.96 billion and $4.50 billion, respectively. During the second quarter and the first six months of 2022, United transferred AFS debt securities to HTM with a fair value on the transfer date of $184 million and $1.29 billion, respectively. Included in the amount transferred were unrealized losses totaling $30.0 million and $87.4 million for the second quarter and the first six months of 2022, respectively, which are recorded in AOCI. Transfer date unrealized losses are amortized and reclassified out of AOCI as a yield adjustment, which is offset by discount accretion of the transferred HTM securities. Amortization of transfer date unrealized losses and discount accretion are recognized over the remaining life of the securities. Since December 31, 2021, we have continued to deploy liquidity generated through strong deposit growth by purchasing additional investment securities. At June 30, 2022 and December 31, 2021, the securities portfolio represented approximately 28% and 27%, respectively, of total assets.
In accordance with CECL, our HTM debt securities portfolio is evaluated quarterly to assess whether an ACL is required. We measure expected credit losses on HTM debt securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At June 30, 2022 and December 31, 2021, calculated credit losses on HTM debt securities were de minimis due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies, GSEs, high credit quality municipalities and supranational entities. As a result, no ACL for HTM debt securities was recorded.
For AFS debt securities in an unrealized loss position, if we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the security's amortized cost basis is written down to fair value through income. Absent an intent or more than likely requirement to sell, we evaluate whether the decline in fair value has resulted from credit losses or other factors. The evaluation considers factors such as the extent to which fair value is less than amortized cost, changes to the security’s rating, and adverse conditions specific to the security. If the evaluation indicates a credit loss exists, an ACL may be recorded, with such allowance limited to the amount by which fair value is below amortized cost. Any impairment unrelated to credit factors is recognized in OCI. At June 30, 2022 and December 31, 2021, there was no ACL related to the AFS debt securities portfolio. Losses on fixed income securities at June 30, 2022 and December 31, 2021 primarily reflected the effect of changes in interest rates.
Goodwill and Other Intangible Assets

Goodwill represents the premium paid for acquired companies above the net fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Management evaluates goodwill annually, or more frequently if necessary, to determine if any impairment exists. At June 30, 2022 and December 31, 2021, the net carrying amount of goodwill was $751 million and $452 million, respectively.

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

Table 13 - Deposits
(in thousands)

	June 30, 2022	December 31, 2021
Noninterest-bearing demand	$8,155,494	$6,956,981
NOW and interest-bearing demand	4,543,722	4,252,209
Money market and savings	6,353,221	5,399,133
Time	1,654,704	1,442,498
Total customer deposits	20,707,141	18,050,821
Brokered deposits	165,942	190,358
Total deposits	$20,873,083	$18,241,179

Borrowing Activities

At June 30, 2022 and December 31, 2021, we had long-term debt outstanding of $324 million and $247 million, respectively, which includes senior debentures, subordinated debentures, and trust preferred securities. The increase since December 31, 2021 is a result of the subordinated debt and trust preferred securities assumed in the Reliant acquisition totaling $76.7 million. See Note 9 to the consolidated financial statements for further details.

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

Table 14 - Interest Sensitivity
(in thousands)

	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	June 30, 2022		December 31, 2021
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	11.36%	7.29%	8.02%	4.76%
100 basis point increase	5.77	4.81	3.87	3.07
100 basis point decrease	(7.23)	(6.10)	(4.45)	(3.80)
200 basis point decrease	(12.74)	(8.74)	(5.54)	(4.51)

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
At June 30, 2022, we had sufficient qualifying collateral to provide borrowing capacity for FHLB advances of $1.45 billion and Federal Reserve discount window borrowing capacity of $2.52 billion. We also had unpledged investment securities of $5.06 billion that could be used as collateral for additional borrowings. In addition, we have the ability to attract retail deposits by competing more aggressively on pricing.
Significant uses and sources of cash during the six months ended June 30, 2022 are as follows. See the consolidated statement of cash flows for further detail.
•Net cash provided by operating activities of $347 million reflects net income of $115 million adjusted for non-cash transactions, gains and losses on sales of securities and other loans, a decrease in loans held for sale of $120 million and changes in other assets and liabilities. Significant non-cash transactions for the period included a $28.7 million provision for credit losses and net depreciation, amortization, and accretion of $22.1 million.
•Net cash used in investing activities of $1.53 billion primarily consisted of purchases of AFS and HTM debt securities of $1.83 billion and a net increase in loans of $435 million, partially offset by proceeds from securities sales, maturities and calls of $709 million.
•Net cash provided by financing activities of $83.5 million was driven by deposit growth as our net increase in deposits totaled $129 million, which was partially offset by dividends on common and preferred stock of $44.1 million.
In the opinion of management, our liquidity position at June 30, 2022 was sufficient to meet our expected cash flow requirements for the foreseeable future.

Capital Resources and Dividends

Shareholders’ equity at June 30, 2022 was $2.65 billion, an increase of $429 million from December 31, 2021 primarily due to equity issued in the Reliant acquisition and year-to-date earnings partially offset by dividends declared and unrealized losses on AFS debt securities.

The following table shows capital ratios, as calculated under applicable regulatory guidelines, at June 30, 2022 and December 31, 2021. As of June 30, 2022, capital levels remained characterized as “well-capitalized” under regulatory requirements in effect at the time. Additional information related to capital ratios is provided in Note 14 to the consolidated financial statements.

Table 15 - Capital Ratios

				United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum	Well- Capitalized	Minimum Capital Plus Capital Conservation Buffer	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Risk-based ratios:
CET1 capital	4.5%	6.5%	7.0%	12.00%	12.46%	12.89%	12.87%
Tier 1 capital	6.0	8.0	8.5	12.57	13.17	12.89	12.87
Total capital	8.0	10.0	10.5	14.45	14.65	13.62	13.46
Leverage ratio	4.0	5.0	N/A	9.03	8.75	9.25	8.53

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk as of June 30, 2022 from that presented in our 2021 10-K. Our interest rate sensitivity position at June 30, 2022 is set forth in Table 14 in MD&A of this Report and incorporated herein by this reference.

Item 4.    Controls and Procedures

    (a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of June 30, 2022. Based on that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

    (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Items 1A. Risk Factors

Except with respect to the additional risk factors related to the proposed Progress acquisition, which are set forth in the final prospectus filed with the SEC pursuant to Rule 424(b)(3) on July 12, 2022 (and incorporated herein by this reference), there have been no material changes to the risk factors previously disclosed in the 2021 10-K.

Item 6. Exhibits

(d)     Exhibits. See Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger by and between United Community Banks, Inc. and Progress Financial Corporation dated as of May 3, 2022 (incorporated herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Current Report on Form 8-K dated May 3, 2022 and filed with the SEC on May 4, 2022.

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

10.1
United Community Banks, Inc.’s 2022 Omnibus Equity Plan (incorporated herein by reference to Appendix 1 to United Community Banks, Inc.’s Schedule 14A Proxy Statement, File No. 001-35095, filed with the SEC on April 6, 2022).#

10.2	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors. #

31.1	Certification by H. Lynn Harton, President and Chief Executive Officer of United Community Banks, Inc., pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification by Jefferson L. Harralson, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., pursuant to Exchange Act Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101
Interactive data files for United Community Bank, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements in Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from United Community Bank’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (formatted in Inline XBRL and included in Exhibit 101)

# Denotes compensatory plan or arrangement

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

Date: August 5, 2022