Form 10-Q
period 2022-09-30
UNITED COMMUNITY BANKS INC
filed 2022-11-04
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
Yes ☐ No ☒

There were 106,169,829 shares of the registrant’s common stock, par value $1 per share, outstanding as of October 31, 2022.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$222,524	$144,244
Interest-bearing deposits in banks	216,496	2,147,266
Federal funds and other short-term investments	45,000	27,000
Cash and cash equivalents	484,020	2,318,510
Debt securities available-for-sale	3,862,886	4,496,824
Debt securities held-to-maturity (fair value $2,241,160 and $1,148,804, respectively)	2,676,405	1,156,098
Loans held for sale	21,967	44,109
Loans and leases held for investment	14,882,484	11,760,346
Less allowance for credit losses - loans and leases	(148,502)	(102,532)
Loans and leases, net	14,733,982	11,657,814
Premises and equipment, net	288,597	245,296
Bank owned life insurance	300,365	217,713
Goodwill and other intangible assets, net	780,868	472,407
Other assets	538,765	338,000
Total assets	$23,687,855	$20,946,771
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$8,198,129	$6,956,981
Interest-bearing deposits	12,123,013	11,284,198
Total deposits	20,321,142	18,241,179
Long-term debt	324,515	247,360
Accrued expenses and other liabilities	407,488	235,987
Total liabilities	21,053,145	18,724,526
Shareholders' equity:
Preferred stock, $1 par value: 10,000,000 shares authorized; 4,000 shares Series I issued and outstanding; $25,000 per share liquidation preference	96,422	96,422
Common stock, $1 par value: 200,000,000 shares authorized, 106,162,861 and 89,349,826 shares issued and outstanding, respectively	106,163	89,350
Common stock issuable: 596,365 and 595,705 shares, respectively	11,966	11,288
Capital surplus	2,304,514	1,721,007
Retained earnings	452,788	330,654
Accumulated other comprehensive loss	(337,143)	(26,476)
Total shareholders' equity	2,634,710	2,222,245
Total liabilities and shareholders' equity	$23,687,855	$20,946,771

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest revenue:
Loans, including fees	$174,065	$128,477	$476,072	$382,261
Investment securities, including tax exempt of $2,568, $2,280, $7,762 and $6,685, respectively	36,953	18,540	91,043	51,530
Deposits in banks and short-term investments	2,869	658	5,209	1,235
Total interest revenue	213,887	147,675	572,324	435,026

Interest expense:
Deposits	9,880	3,142	17,313	11,981
Short-term borrowings	27	—	27	2
Long-term debt	4,206	3,494	12,515	11,564
Total interest expense	14,113	6,636	29,855	23,547
Net interest revenue	199,774	141,039	542,469	411,479
Provision for (release of) credit losses	15,392	(11,034)	44,082	(36,903)
Net interest revenue after provision for credit losses	184,382	152,073	498,387	448,382

Noninterest income:
Service charges and fees	9,569	9,350	28,644	25,255
Mortgage loan gains and other related fees	6,297	13,828	29,420	47,536
Wealth management fees	5,879	5,554	17,759	12,881
Gains from sales of other loans, net	2,228	2,353	9,226	7,506
Lending and loan servicing fees	2,946	2,825	7,518	7,070
Securities gains (losses), net	—	—	(3,688)	41
Other	5,003	6,185	15,474	20,352
Total noninterest income	31,922	40,095	104,353	120,641
Total revenue	216,304	192,168	602,740	569,023

Noninterest expenses:
Salaries and employee benefits	67,823	60,458	208,062	180,457
Communications and equipment	8,795	7,368	27,718	21,979
Occupancy	9,138	7,096	27,381	21,130
Advertising and public relations	2,544	1,458	6,332	4,150
Postage, printing and supplies	2,190	1,731	6,308	5,171
Professional fees	4,821	5,347	14,670	14,509
Lending and loan servicing expense	2,333	2,450	7,746	8,508
Outside services - electronic banking	3,159	2,308	8,629	6,811
FDIC assessments and other regulatory charges	2,356	1,723	6,796	5,520
Amortization of intangibles	1,678	1,028	5,207	2,942
Merger-related and other charges	1,746	1,437	17,905	4,058
Other	6,172	4,345	16,066	12,248
Total noninterest expenses	112,755	96,749	352,820	287,483
Income before income taxes	103,549	95,419	249,920	281,540
Income tax expense	22,388	21,603	53,898	63,758
Net income	$81,161	$73,816	$196,022	$217,782

Net income available to common shareholders	$79,035	$71,649	$189,858	$211,283

Net income per common share:
Basic	$0.74	$0.82	$1.78	$2.42
Diluted	0.74	0.82	1.78	2.42
Weighted average common shares outstanding:
Basic	106,687	87,211	106,616	87,274
Diluted	106,800	87,355	106,732	87,413

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2022
Net income	$103,549	$(22,388)	$81,161	$249,920	$(53,898)	$196,022
Other comprehensive loss:
Unrealized losses on available-for-sale securities:
Unrealized holding losses	(104,754)	24,495	(80,259)	(429,607)	101,269	(328,338)
Reclassification of securities from available-for-sale to held-to-maturity	—	—	—	87,444	(20,770)	66,674
Realized losses included in net income	—	—	—	3,688	(979)	2,709
Net unrealized losses	(104,754)	24,495	(80,259)	(338,475)	79,520	(258,955)
Unrealized losses on held-to-maturity securities transferred from available-for-sale:
Reclassification of unrealized losses	—	—	—	(87,444)	20,770	(66,674)
Amortization of unrealized losses	4,473	(1,073)	3,400	6,242	(1,495)	4,747
Net activity	4,473	(1,073)	3,400	(81,202)	19,275	(61,927)
Derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives	5,034	(1,286)	3,748	12,914	(3,299)	9,615
Losses on derivative instruments realized in net income	48	(12)	36	295	(75)	220
Net cash flow hedge activity	5,082	(1,298)	3,784	13,209	(3,374)	9,835
Amortization of defined benefit pension plan net periodic pension cost components	169	(43)	126	510	(130)	380
Total other comprehensive loss	(95,030)	22,081	(72,949)	(405,958)	95,291	(310,667)
Comprehensive income (loss)	$8,519	$(307)	$8,212	$(156,038)	$41,393	$(114,645)

2021
Net income	$95,419	$(21,603)	$73,816	$281,540	$(63,758)	$217,782
Other comprehensive loss:
Unrealized losses on available-for-sale securities:
Unrealized holding losses	(18,915)	4,686	(14,229)	(58,882)	15,766	(43,116)
Realized gains included in net income	—	—	—	(41)	14	(27)
Net unrealized losses	(18,915)	4,686	(14,229)	(58,923)	15,780	(43,143)
Derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives	431	(111)	320	3,475	(888)	2,587
Losses on derivative instruments realized in net income	153	(39)	114	444	(113)	331
Net cash flow hedge activity	584	(150)	434	3,919	(1,001)	2,918
Amortization of defined benefit pension plan net periodic pension cost components	260	(66)	194	782	(200)	582
Total other comprehensive loss	(18,071)	4,470	(13,601)	(54,222)	14,579	(39,643)
Comprehensive income	$77,348	$(17,133)	$60,215	$227,318	$(49,179)	$178,139
See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(in thousands except share data)

	Shares of Common Stock	Preferred Stock	Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2021	86,664,894	$96,422	$86,665	$10,650	$1,636,875	$244,006	$11,668	$2,086,286
Net income						73,816		73,816
Other comprehensive loss							(13,601)	(13,601)
Common stock issued for acquisitions	132,299		133		4,268			4,401
Purchases of common stock	(342,744)		(343)		(9,657)			(10,000)
Preferred stock dividends						(1,719)		(1,719)
Common stock dividends ($0.20 per share)						(17,600)		(17,600)
Impact of equity-based compensation awards	101,093		101	345	136			582
Impact of other United sponsored equity plans	3,105		3	103	87			193
Balance at September 30, 2021	86,558,647	$96,422	$86,559	$11,098	$1,631,709	$298,503	$(1,933)	$2,122,358

Balance at June 30, 2022	106,033,960	$96,422	$106,034	$11,448	$2,304,608	$396,970	$(264,194)	$2,651,288
Net income						81,161		81,161
Other comprehensive loss							(72,949)	(72,949)
Preferred stock dividends						(1,719)		(1,719)
Common stock dividends ($0.22 per share)						(23,624)		(23,624)
Impact of equity-based compensation awards	126,400		126	389	(168)			347
Impact of other United sponsored equity plans	2,501		3	129	74			206
Balance at September 30, 2022	106,162,861	$96,422	$106,163	$11,966	$2,304,514	$452,788	$(337,143)	$2,634,710

Balance at December 31, 2020	86,675,279	$96,422	$86,675	$10,855	$1,638,999	$136,869	$37,710	$2,007,530
Net income						217,782		217,782
Other comprehensive loss							(39,643)	(39,643)
Common stock issued for acquisitions	132,299		133		4,268			4,401
Purchases of common stock	(492,744)		(493)		(14,608)			(15,101)
Preferred stock dividends						(5,157)		(5,157)
Common stock dividends ($0.58 per share)						(50,991)		(50,991)
Impact of equity-based compensation awards	171,938		172	992	1,706			2,870
Impact of other United sponsored equity plans	71,875		72	(749)	1,344			667
Balance at September 30, 2021	86,558,647	$96,422	$86,559	$11,098	$1,631,709	$298,503	$(1,933)	$2,122,358

Balance at December 31, 2021	89,349,826	$96,422	$89,350	$11,288	$1,721,007	$330,654	$(26,476)	$2,222,245
Net income						196,022		196,022
Other comprehensive loss							(310,667)	(310,667)
Impact of acquisitions	16,571,545		16,571		579,805			596,376
Preferred stock dividends						(5,157)		(5,157)
Common stock dividends ($0.64 per share)						(68,731)		(68,731)
Impact of equity-based compensation awards	175,843		176	1,843	2,885			4,904
Impact of other United sponsored equity plans	65,647		66	(1,165)	817			(282)
Balance at September 30, 2022	106,162,861	$96,422	$106,163	$11,966	$2,304,514	$452,788	$(337,143)	$2,634,710
See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income	$196,022	$217,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	34,707	(8,082)
Provision for (release of) credit losses	44,082	(36,903)
Stock based compensation	6,649	4,814
Deferred income tax expense	6,063	21,290
Securities losses (gains), net	3,688	(41)
Gains from sales of other loans, net	(9,226)	(7,506)
Changes in assets and liabilities:
Other assets	(2,072)	32,952
Accrued expenses and other liabilities	92,084	21,597
Loans held for sale	136,405	37,009
Net cash provided by operating activities	508,402	282,912

Investing activities:
Debt securities held-to-maturity:
Proceeds from maturities and calls	140,253	51,770
Purchases	(326,494)	(716,399)
Debt securities available-for-sale:
Proceeds from sales	281,521	103,012
Proceeds from maturities and calls	493,848	709,435
Purchases	(1,665,466)	(1,909,879)
Net (increase) decrease in loans	(772,740)	234,855
Equity investments, outflows	(29,685)	(12,664)
Equity investments, inflows	17,336	7,007
Proceeds from sales of premises and equipment	4,846	2,272
Purchases of premises and equipment	(26,300)	(19,733)
Net cash received in (paid for) acquisition	35,243	(9,484)
Proceeds from sale of other real estate and repossessed assets	2,178	2,404
Other investing outflows	—	(210)
Other investing inflows	1,819	767
Net cash used in investing activities	(1,843,641)	(1,556,847)

Financing activities:
Net (decrease) increase in deposits	(423,750)	1,634,947
Repayment of long-term debt	—	(80,632)
Proceeds from FHLB advances	—	10,000
Repayment of FHLB advances	—	(10,000)
Repurchase of common stock	—	(15,101)
Cash dividends on common stock	(63,256)	(49,313)
Cash dividends on preferred stock	(5,157)	(5,157)
Other financing inflows	560	406
Other financing outflows	(7,648)	(2,041)
Net cash (used in) provided by financing activities	(499,251)	1,483,109

Net change in cash and cash equivalents	(1,834,490)	209,174

Cash and cash equivalents, beginning of period	2,318,510	1,608,619

Cash and cash equivalents, end of period	$484,020	$1,817,793

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Supplemental Cash Flow Information

The supplemental schedule of significant non-cash investing and financing activities for the nine months ended September 30, 2022 and 2021 is as follows (in thousands).

	Nine Months Ended September 30,
	2022	2021
Significant non-cash investing and financing transactions:
Transfers of loans to repossessed and foreclosed properties	$2,566	$1,712
Unsettled securities purchases	—	3,977
Transfers of AFS securities to HTM securities	1,288,982	—
Right-of-use assets obtained in exchange for lease liabilities	9,035	1,543
Acquisitions:
Assets acquired	3,254,173	22,823
Liabilities assumed	2,657,173	1,103
Net assets acquired	597,000	21,720
Common stock issued and options converted	596,376	4,401
Accrued purchase price and contingent consideration	—	7,700

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Acquisitions

Acquisition of Reliant
On January 1, 2022, United acquired all of the outstanding common stock of Reliant in a stock transaction. Reliant operated a 25-branch network primarily located in Middle Tennessee. United’s operating results for the three and nine months ended September 30, 2022 include the operating results of the acquired business for the period subsequent to the acquisition date of January 1, 2022.

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

Pro forma information

The following table discloses the impact of the Reliant acquisition since the date of acquisition. The table also presents certain pro forma information as if Reliant had been acquired on January 1, 2021 and FinTrust had been acquired January 1, 2020. These results combine the historical results of the acquired entity with United’s consolidated statement of income. Adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity; however pro forma financial results presented are not necessarily indicative of what would have occurred had the acquisition taken place in earlier years.

Merger-related costs from the Reliant acquisition of $760,000 and $14.8 million have been excluded from the three and nine months ended September 30, 2022 pro forma information presented below and included in the three and nine months ended September 30, 2021 pro forma information presented below. Merger-related costs from the FinTrust acquisition of $262,000 and $515,000, respectively, have been excluded from the three and nine months ended September 30, 2021 pro forma information presented below. The actual results and pro forma information were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	Revenue	Net Income	Revenue	Net Income
2022
Actual Reliant results included in statement of income since acquisition date	$29,618	$16,516	$72,685	$32,931
Supplemental consolidated pro forma as if Reliant had been acquired January 1, 2021	216,171	81,681	618,636	219,010

2021
Actual FinTrust results included in statement of income since acquisition date	$2,017	$(49)	$2,017	$(49)
Supplemental consolidated pro forma as if Reliant had been acquired January 1, 2021 and FinTrust had been acquired January 1, 2020	$232,667	$86,576	$672,405	$233,053

Announced Acquisition of Progress
On May 4, 2022, United announced an agreement to acquire Progress Financial Corporation and its wholly-owned subsidiary, Progress Bank & Trust, collectively referred to as “Progress”. Progress is headquartered in Huntsville, Alabama, and operates 14 offices in high-growth southeastern markets, including Huntsville, Birmingham, Daphne and Tuscaloosa in Alabama and the Florida Panhandle. As of September 30, 2022, Progress had total assets of $1.74 billion, total loans of $1.41 billion, and total deposits of $1.50 billion. The merger, which is subject to regulatory approval and other customary conditions, is expected to close in the first quarter of 2023.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Investment Securities

During the first nine months of 2022, United transferred AFS debt securities to HTM with a fair value on the transfer date of $1.29 billion, which included unrealized losses recorded in AOCI totaling $87.4 million. No securities were transferred from AFS to HTM during the third quarter of 2022. Transfer date unrealized losses are amortized and reclassified out of AOCI as a yield adjustment, which is offset by discount accretion of the transferred HTM securities. Amortization of transfer date unrealized losses and discount accretion are recognized over the remaining life of the securities.

The amortized cost basis, unrealized gains and losses and fair value of HTM debt securities as of the dates indicated are as follows (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2022
U.S. Treasuries	$19,826	$—	$2,573	$17,253
U.S. Government agencies & GSEs	99,620	—	18,275	81,345
State and political subdivisions	301,520	45	70,180	231,385
Residential MBS, Agency & GSEs	1,519,094	14	227,307	1,291,801
Commercial MBS, Agency & GSEs	721,345	—	114,360	606,985
Supranational entities	15,000	—	2,609	12,391
Total	$2,676,405	$59	$435,304	$2,241,160

As of December 31, 2021
U.S. Treasuries	$19,803	$20	$—	$19,823
U.S. Government agencies & GSEs	70,180	—	1,121	69,059
State and political subdivisions	257,688	4,341	4,080	257,949
Residential MBS, Agency & GSEs	381,641	2,021	3,687	379,975
Commercial MBS, Agency & GSEs	411,786	4,106	8,915	406,977
Supranational entities	$15,000	$21	$—	$15,021
Total	$1,156,098	$10,509	$17,803	$1,148,804

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost basis, unrealized gains and losses, and fair value of AFS debt securities as of the dates indicated are presented below (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2022
U.S. Treasuries	$194,301	$—	$15,828	$178,473
U.S. Government agencies & GSEs	272,492	655	17,121	256,026
State and political subdivisions	348,099	—	32,597	315,502
Residential MBS, Agency & GSEs	1,658,924	6	161,282	1,497,648
Residential MBS, Non-agency	382,185	—	22,943	359,242
Commercial MBS, Agency & GSEs	747,238	584	74,751	673,071
Commercial MBS, Non-agency	31,676	—	1,144	30,532
Corporate bonds	252,486	59	26,635	225,910
Asset-backed securities	333,665	10	7,193	326,482
Total	$4,221,066	$1,314	$359,494	$3,862,886

As of December 31, 2021
U.S. Treasuries	$218,027	$1,661	$2,168	$217,520
U.S. Government agencies & GSEs	189,855	605	3,428	187,032
State and political subdivisions	263,269	15,237	2,662	275,844
Residential MBS, Agency & GSEs	2,079,700	9,785	28,521	2,060,964
Residential MBS, Non-agency	81,925	2,249	4	84,170
Commercial MBS, Agency & GSEs	870,563	2,974	16,156	857,381
Commercial MBS, Non-agency	15,202	1,268	—	16,470
Corporate bonds	194,164	814	1,812	193,166
Asset-backed securities	603,824	2,000	1,547	604,277
Total	$4,516,529	$36,593	$56,298	$4,496,824

Securities with a carrying value of $1.96 billion and $1.46 billion were pledged, primarily to secure public deposits, at September 30, 2022 and December 31, 2021, respectively.

 The following table summarizes HTM debt securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2022
U.S. Treasuries	$17,253	$2,573	$—	$—	$17,253	$2,573
U.S. Government agencies & GSEs	37,829	8,757	43,516	9,518	81,345	18,275
State and political subdivisions	127,575	32,375	96,164	37,805	223,739	70,180
Residential MBS, Agency & GSEs	650,062	105,555	640,314	121,752	1,290,376	227,307
Commercial MBS, Agency & GSEs	297,445	43,092	309,539	71,268	606,984	114,360
Supranational entities	12,391	2,609	—	—	12,391	2,609
Total unrealized loss position	$1,142,555	$194,961	$1,089,533	$240,343	$2,232,088	$435,304

As of December 31, 2021
U.S. Government agencies & GSEs	$64,658	$888	$4,401	$233	$69,059	$1,121
State and political subdivisions	131,128	3,590	9,006	490	140,134	4,080
Residential MBS, Agency & GSEs	289,132	3,687	—	—	289,132	3,687
Commercial MBS, Agency & GSEs	314,049	8,540	10,384	375	324,433	8,915
Total unrealized loss position	$798,967	$16,705	$23,791	$1,098	$822,758	$17,803

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes AFS debt securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2022
U.S. Treasuries	$92,422	$2,882	$86,051	$12,946	$178,473	$15,828
U.S. Government agencies & GSEs	117,567	4,819	60,251	12,302	177,818	17,121
State and political subdivisions	257,976	17,220	55,291	15,377	313,267	32,597
Residential MBS, Agency & GSEs	1,213,430	119,863	282,679	41,419	1,496,109	161,282
Residential MBS, Non-agency	359,242	22,943	—	—	359,242	22,943
Commercial MBS, Agency & GSEs	367,162	19,548	278,170	55,203	645,332	74,751
Commercial MBS, Non-agency	30,532	1,144	—	—	30,532	1,144
Corporate bonds	170,581	18,944	52,727	7,691	223,308	26,635
Asset-backed securities	187,039	2,640	108,353	4,553	295,392	7,193
Total unrealized loss position	$2,795,951	$210,003	$923,522	$149,491	$3,719,473	$359,494

As of December 31, 2021
U.S. Treasuries	$111,606	$2,168	$—	$—	$111,606	$2,168
U.S. Government agencies & GSEs	132,893	2,591	20,093	837	152,986	3,428
State and political subdivisions	69,302	2,581	3,148	81	72,450	2,662
Residential MBS, Agency & GSEs	1,534,744	25,799	74,481	2,722	1,609,225	28,521
Residential MBS, Non-agency	12,608	4	—	—	12,608	4
Commercial MBS, Agency & GSEs	582,235	13,098	66,014	3,058	648,249	16,156
Corporate bonds	149,246	1,811	16	1	149,262	1,812
Asset-backed securities	195,164	1,546	571	1	195,735	1,547
Total unrealized loss position	$2,787,798	$49,598	$164,323	$6,700	$2,952,121	$56,298

At September 30, 2022, there were 755 AFS debt securities and 326 HTM debt securities that were in an unrealized loss position. United does not intend to sell nor does it believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at September 30, 2022 were primarily attributable to changes in interest rates.

At September 30, 2022 and December 31, 2021, estimated credit losses and, thus, the related ACL on HTM debt securities were de minimis due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies, GSEs, high credit quality municipalities and supranational entities. As a result, no ACL was recorded on the HTM portfolio at September 30, 2022 or December 31, 2021. In addition, based on the assessments performed at September 30, 2022 and December 31, 2021, there was no ACL required related to the AFS portfolio.

The following table presents accrued interest receivable for the periods indicated on HTM and AFS debt securities (in thousands), which was excluded from the estimate of credit losses.

	Accrued Interest Receivable
	September 30, 2022	December 31, 2021
HTM	$6,135	$3,596
AFS	13,232	9,868

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of AFS and HTM debt securities at September 30, 2022, by contractual maturity, are presented in the following table (in thousands). Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year:
U.S. Treasuries	$80,116	$79,266	$—	$—
U.S. Government agencies & GSEs	174	172	—	—
State and political subdivisions	15,002	14,990	5,200	5,201
Corporate bonds	2,732	2,680	—	—
	98,024	97,108	5,200	5,201
1 to 5 years:
U.S. Treasuries	99,248	86,295	—	—
U.S. Government agencies & GSEs	38,672	34,652	—	—
State and political subdivisions	46,320	44,682	14,207	14,067
Corporate bonds	164,771	149,932	—	—
	349,011	315,561	14,207	14,067
5 to 10 years:
U.S. Treasuries	14,937	12,912	19,826	17,253
U.S. Government agencies & GSEs	77,779	69,039	53,505	45,109
State and political subdivisions	123,790	110,478	31,603	26,712
Corporate bonds	84,190	72,457	—	—
Supranational entities	—	—	15,000	12,391
	300,696	264,886	119,934	101,465
More than 10 years:
U.S. Government agencies & GSEs	155,867	152,163	46,115	36,236
State and political subdivisions	162,987	145,352	250,510	185,405
Corporate bonds	793	841	—	—
	319,647	298,356	296,625	221,641
Debt securities not due at a single maturity date:
Asset-backed securities	333,665	326,482	—	—
Residential MBS	2,041,109	1,856,890	1,519,094	1,291,801
Commercial MBS	778,914	703,603	721,345	606,985

Total	$4,221,066	$3,862,886	$2,676,405	$2,241,160

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes AFS securities sales activity for the three and nine months ended September 30, 2022 and 2021 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Proceeds from sales	$—	$24,901	$281,521	$103,012

Gross realized gains	$—	$—	$1,009	$641
Gross realized losses	—	—	(4,697)	(600)
Securities gains (losses), net	$—	$—	$(3,688)	$41

Income tax expense (benefit) attributable to sales	$—	$—	$(979)	$14

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Loans and Leases and Allowance for Credit Losses

Major classifications of the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”) are summarized as of the dates indicated as follows (in thousands).

	September 30, 2022	December 31, 2021
Owner occupied commercial real estate	$2,700,345	$2,321,685
Income producing commercial real estate	3,298,847	2,600,858
Commercial & industrial (1)	2,237,591	1,910,162
Commercial construction	1,514,145	1,014,830
Equipment financing	1,280,856	1,083,021
Total commercial	11,031,784	8,930,556
Residential mortgage	2,149,490	1,637,885
HELOC	832,140	694,034
Residential construction	422,737	359,815
Manufactured housing	300,874	—
Consumer	145,459	138,056
Total loans	14,882,484	11,760,346
Less allowance for credit losses - loans	(148,502)	(102,532)
Loans, net	$14,733,982	$11,657,814
(1) Commercial and industrial loans as of September 30, 2022 and December 31, 2021 included $2.44 million and $88.3 million of PPP loans, respectively.

Accrued interest receivable related to loans totaled $43.1 million and $28.5 million at September 30, 2022 and December 31, 2021, respectively, and was reported in other assets on the consolidated balance sheets. Accrued interest receivable was excluded from the estimate of credit losses.

At September 30, 2022 and December 31, 2021, the loan portfolio was subject to blanket pledges on certain qualifying loan types with the FHLB and FRB to secure contingent funding sources.

The following table presents the amortized cost of loans held for investment that were sold in the periods indicated (in thousands). The gains on these loan sales were included in noninterest income on the consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Guaranteed portion of SBA/USDA loans	$20,405	$13,484	$87,867	$57,132
Equipment financing receivables	21,557	19,273	65,534	39,240
Total	$41,962	$32,757	$153,401	$96,372

At September 30, 2022 and December 31, 2021, equipment financing receivables included leases of $44.0 million and $37.7 million, respectively. The components of the net investment in leases, which included both sales-type and direct financing, are presented below (in thousands).

	September 30, 2022	December 31, 2021
Minimum future lease payments receivable	$47,177	$39,962
Estimated residual value of leased equipment	3,046	3,216
Initial direct costs	744	669
Security deposits	(472)	(687)
Unearned income	(6,482)	(5,432)
Net investment in leases	$44,013	$37,728

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Minimum future lease payments expected to be received from equipment financing lease contracts as of September 30, 2022 were as follows (in thousands):

Year
Remainder of 2022	$4,521
2023	16,041
2024	11,714
2025	8,237
2026	4,891
Thereafter	1,773
Total	$47,177

Nonaccrual and Past Due Loans HFI
The following table presents the aging of the amortized cost basis in loans by aging category and accrual status as of the dates indicated (in thousands). Past due status is based on contractual terms of the loan. The accrual of interest is generally discontinued when a loan becomes 90 days past due.

	Accruing
	Current Loans	Loans Past Due
		30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual Loans	Total Loans
As of September 30, 2022
Owner occupied commercial real estate	$2,696,495	$2,597	$376	$—	$877	$2,700,345
Income producing commercial real estate	3,292,966	3,170	48	—	2,663	3,298,847
Commercial & industrial	2,224,863	1,383	213	24	11,108	2,237,591
Commercial construction	1,513,544	451	—	—	150	1,514,145
Equipment financing	1,274,342	1,918	1,398	—	3,198	1,280,856
Total commercial	11,002,210	9,519	2,035	24	17,996	11,031,784
Residential mortgage	2,136,977	1,703	386	—	10,424	2,149,490
HELOC	829,400	1,393	196	—	1,151	832,140
Residential construction	422,274	92	267	—	104	422,737
Manufactured housing	292,394	3,589	704	—	4,187	300,874
Consumer	145,166	223	49	4	17	145,459
Total loans	$14,828,421	$16,519	$3,637	$28	$33,879	$14,882,484

As of December 31, 2021
Owner occupied commercial real estate	$2,318,944	$27	$—	$—	$2,714	$2,321,685
Income producing commercial real estate	2,593,124	146	—	—	7,588	2,600,858
Commercial & industrial	1,903,730	584	419	—	5,429	1,910,162
Commercial construction	1,014,211	—	276	—	343	1,014,830
Equipment financing	1,079,180	1,415	685	—	1,741	1,083,021
Total commercial	8,909,189	2,172	1,380	—	17,815	8,930,556
Residential mortgage	1,622,754	1,583	235	—	13,313	1,637,885
HELOC	691,814	920	88	—	1,212	694,034
Residential construction	358,741	654	—	—	420	359,815
Consumer	137,564	421	19	—	52	138,056
Total loans	$11,720,062	$5,750	$1,722	$—	$32,812	$11,760,346

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents nonaccrual loans held for investment by loan class for the periods indicated (in thousands).

	Nonaccrual Loans
	September 30, 2022			December 31, 2021
	With no allowance	With an allowance	Total	With no allowance	With an allowance	Total
Owner occupied commercial real estate	$537	$340	$877	$2,141	$573	$2,714
Income producing commercial real estate	2,263	400	2,663	6,873	715	7,588
Commercial & industrial	10,061	1,047	11,108	3,715	1,714	5,429
Commercial construction	47	103	150	—	343	343
Equipment financing	449	2,749	3,198	—	1,741	1,741
Total commercial	13,357	4,639	17,996	12,729	5,086	17,815
Residential mortgage	2,239	8,185	10,424	3,126	10,187	13,313
HELOC	300	851	1,151	219	993	1,212
Residential construction	67	37	104	280	140	420
Manufactured housing	—	4,187	4,187	—	—	—
Consumer	1	16	17	6	46	52
Total	$15,964	$17,915	$33,879	$16,360	$16,452	$32,812

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

Equipment Financing Receivables and Consumer Purpose Loans. United applies a pass / fail grading system to all equipment financing receivables and consumer purpose loans. Under this system, loans that are on nonaccrual status, become past due 90 days, or are in bankruptcy and 30 or more days past due are classified as “fail” and all other loans are classified as “pass”. For reporting purposes, loans in these categories that are classified as “fail” are reported as substandard and all other loans are reported as pass.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the risk category of term loans by vintage year, which is the year of origination or most recent renewal, as of the date indicated (in thousands).

	Term Loans						Revolvers	Revolvers converted to term loans	Total
As of September 30, 2022	2022	2021	2020	2019	2018	Prior
Pass
Owner occupied commercial real estate	$537,628	$690,355	$630,238	$217,689	$132,341	$297,665	$107,380	$5,948	$2,619,244
Income producing commercial real estate	659,896	810,374	770,008	301,271	178,480	302,937	43,144	9,127	3,075,237
Commercial & industrial	391,665	442,865	199,960	142,415	126,773	80,396	691,597	18,923	2,094,594
Commercial construction	497,066	478,007	284,335	113,523	13,002	21,633	72,161	1,343	1,481,070
Equipment financing	535,508	411,108	187,297	108,817	31,409	2,596	—	—	1,276,735
Total commercial	2,621,763	2,832,709	2,071,838	883,715	482,005	705,227	914,282	35,341	10,546,880
Residential mortgage	640,179	762,959	339,633	94,368	58,005	237,641	8	3,120	2,135,913
HELOC	—	—	—	—	—	—	807,985	22,482	830,467
Residential construction	259,062	144,816	6,233	1,895	1,637	8,474	65	375	422,557
Manufactured housing	58,475	56,252	50,323	35,847	32,026	62,615	—	—	295,538
Consumer	58,222	34,549	18,008	5,420	2,314	856	25,869	129	145,367
	3,637,701	3,831,285	2,486,035	1,021,245	575,987	1,014,813	1,748,209	61,447	14,376,722
Special Mention
Owner occupied commercial real estate	6,540	7,663	5,262	9,585	4,217	5,164	3,065	2,964	44,460
Income producing commercial real estate	46,138	10,285	45,578	20,106	21,798	13,318	1	—	157,224
Commercial & industrial	16,279	32,282	5,751	847	1,337	250	34,169	297	91,212
Commercial construction	530	35	62	13,319	4,917	29	—	—	18,892
Equipment financing	—	—	—	—	—	—	—	—	—
Total commercial	69,487	50,265	56,653	43,857	32,269	18,761	37,235	3,261	311,788
Residential mortgage	—	—	—	—	—	—	—	—	—
HELOC	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—
Manufactured housing	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
	69,487	50,265	56,653	43,857	32,269	18,761	37,235	3,261	311,788
Substandard
Owner occupied commercial real estate	6,801	529	4,016	8,654	1,210	14,184	210	1,037	36,641
Income producing commercial real estate	34,352	1,779	1,368	4,621	13,292	10,519	391	64	66,386
Commercial & industrial	5,194	9,958	2,247	5,696	10,935	1,273	16,035	447	51,785
Commercial construction	148	42	47	3	3,925	9,772	—	246	14,183
Equipment financing	646	1,044	1,141	696	576	18	—	—	4,121
Total commercial	47,141	13,352	8,819	19,670	29,938	35,766	16,636	1,794	173,116
Residential mortgage	1,401	1,167	1,361	1,861	2,483	5,145	—	159	13,577
HELOC	—	—	—	—	—	—	24	1,649	1,673
Residential construction	2	—	—	21	4	153	—	—	180
Manufactured housing	424	672	739	690	953	1,858	—	—	5,336
Consumer	—	35	15	2	32	8	—	—	92
	48,968	15,226	10,934	22,244	33,410	42,930	16,660	3,602	193,974

Total	$3,756,156	$3,896,776	$2,553,622	$1,087,346	$641,666	$1,076,504	$1,802,104	$68,310	$14,882,484

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans						Revolvers	Revolvers converted to term loans	Total
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Pass
Owner occupied commercial real estate	$643,151	$674,124	$278,702	$153,233	$139,584	$267,460	$68,354	$17,150	$2,241,758
Income producing commercial real estate	668,322	678,487	333,911	221,218	165,563	219,459	41,157	11,830	2,339,947
Commercial & industrial	638,567	270,150	178,944	136,281	50,567	72,904	514,750	4,361	1,866,524
Commercial construction	378,695	303,154	149,740	40,625	22,983	13,206	12,628	1,673	922,704
Equipment financing	563,618	271,913	167,904	63,254	13,145	903	—	—	1,080,737
Total commercial	2,892,353	2,197,828	1,109,201	614,611	391,842	573,932	636,889	35,014	8,451,670
Residential mortgage	781,007	370,092	108,091	64,346	71,552	221,131	9	3,915	1,620,143
HELOC	—	—	—	—	—	—	676,545	14,994	691,539
Residential construction	325,111	16,301	2,802	2,278	3,144	9,352	—	33	359,021
Consumer	57,530	29,218	10,757	5,137	1,439	1,355	32,312	111	137,859
	4,056,001	2,613,439	1,230,851	686,372	467,977	805,770	1,345,755	54,067	11,260,232
Special Mention
Owner occupied commercial real estate	7,772	2,979	16,639	4,374	6,007	2,641	248	286	40,946
Income producing commercial real estate	64,139	27,875	21,875	22,292	18,415	21,880	—	—	176,476
Commercial & industrial	1,037	1,831	2,740	597	273	303	2,242	—	9,023
Commercial construction	14,283	16,237	13,149	22,479	11,766	52	—	—	77,966
Equipment financing	—	—	—	—	—	—	—	—	—
Total commercial	87,231	48,922	54,403	49,742	36,461	24,876	2,490	286	304,411
Residential mortgage	—	—	—	—	—	—	—	—	—
HELOC	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
	87,231	48,922	54,403	49,742	36,461	24,876	2,490	286	304,411
Substandard
Owner occupied commercial real estate	11,987	1,049	4,216	3,712	5,829	11,088	—	1,100	38,981
Income producing commercial real estate	15,485	12,618	3,779	29,212	6,726	16,531	—	84	84,435
Commercial & industrial	2,741	1,615	5,284	12,685	1,232	5,863	4,326	869	34,615
Commercial construction	3,464	157	272	11	9,750	255	—	251	14,160
Equipment financing	428	590	676	503	84	3	—	—	2,284
Total commercial	34,105	16,029	14,227	46,123	23,621	33,740	4,326	2,304	174,475
Residential mortgage	3,339	1,585	2,813	3,229	1,205	4,744	—	827	17,742
HELOC	—	—	—	—	—	—	329	2,166	2,495
Residential construction	407	—	30	51	—	306	—	—	794
Consumer	37	16	22	26	22	50	3	21	197
	37,888	17,630	17,092	49,429	24,848	38,840	4,658	5,318	195,703

Total	$4,181,120	$2,679,991	$1,302,346	$785,543	$529,286	$869,486	$1,352,903	$59,671	$11,760,346

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Troubled Debt Restructurings
As of September 30, 2022 and December 31, 2021, United had TDRs totaling $42.9 million and $52.4 million, respectively. Loans modified under the terms of a TDR during the three and nine months ended September 30, 2022 and 2021 are presented in the following table. In addition, the table presents loans modified under the terms of a TDR that defaulted (became 90 days or more delinquent or otherwise in default of modified terms) during the periods presented and were initially restructured within one year prior to default (dollars in thousands).

	New TDRs					TDRs Modified Within the Previous Twelve Months That Have Subsequently Defaulted
		Post-Modification Amortized Cost by Type of Modification
	Number of Contracts	Rate Reduction	Structure	Other	Total	Number of Contracts	Amortized Cost
Three Months Ended September 30, 2022
Owner occupied commercial real estate	—	$—	$—	$—	$—	—	$—
Income producing commercial real estate	—	—	—	—	—	—	—
Commercial & industrial	1	—	715	—	715	—	—
Commercial construction	—	—	—	—	—	—	—
Equipment financing	11	—	2,103	—	2,103	1	30
Total commercial	12	—	2,818	—	2,818	1	30
Residential mortgage	4	—	304	—	304	2	400
HELOC	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—
Manufactured housing	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total loans	16	$—	$3,122	$—	$3,122	3	$430

Nine Months Ended September 30, 2022
Owner occupied commercial real estate	1	$—	$112	$—	$112	—	$—
Income producing commercial real estate	—	—	—	—	—	—	—
Commercial & industrial	2	—	1,118	—	1,118	—	—
Commercial construction	—	—	—	—	—	—	—
Equipment financing	38	—	6,952	—	6,952	10	438
Total commercial	41	—	8,182	—	8,182	10	438
Residential mortgage	8	—	877	—	877	3	456
HELOC	7	—	1,242	6	1,248	—	—
Residential construction	—	—	—	—	—	—	—
Manufactured housing	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total loans	56	$—	$10,301	$6	$10,307	13	$894

Three Months Ended September 30, 2021
Owner occupied commercial real estate	—	$—	$—	$—	$—	—	$—
Income producing commercial real estate	—	—	—	—	—	—	—
Commercial & industrial	3	—	166	—	166	—	—
Commercial construction	—	—	—	—	—	—	—
Equipment financing	11	—	399	—	399	3	96
Total commercial	14	—	565	—	565	3	96
Residential mortgage	6	—	649	—	649	1	180
HELOC	—	—	—	—	—	1	43
Residential construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total loans	20	$—	$1,214	$—	$1,214	5	$319

Nine Months Ended September 30, 2021
Owner occupied commercial real estate	1	$—	$543	$—	$543	—	$—
Income producing commercial real estate	3	—	—	1,697	1,697	—	—
Commercial & industrial	7	—	531	103	634	1	11
Commercial construction	1	—	309	—	309	—	—
Equipment financing	47	—	2,861	—	2,861	11	296
Total commercial	59	—	4,244	1,800	6,044	12	307
Residential mortgage	12	—	1,040	—	1,040	4	593
HELOC	—	—	—	—	—	2	92
Residential construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total loans	71	$—	$5,284	$1,800	$7,084	18	$992

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Allowance for Credit Losses
The ACL for loans represents management’s estimate of life of loan credit losses in the portfolio as of the end of the period. The ACL related to unfunded commitments is included in other liabilities in the consolidated balance sheet.

At both September 30, 2022 and December 31, 2021, United used a one-year reasonable and supportable forecast period. Expected credit losses were estimated using a regression model for each segment based on historical data from peer banks combined with a third party vendor’s baseline economic forecast to predict the change in credit losses. These estimates were then combined with a starting value that was based on United’s recent default experience, with the results subject to a floor. At September 30, 2022, United applied qualitative adjustments to the model output for the income producing commercial real estate, commercial construction, HELOCs, residential mortgage and residential construction portfolios. With regard to income producing commercial real estate, the qualitative adjustments reflected continued credit concerns related to the senior care portfolio, elevated criticized loans relative to the pre-pandemic period and inflationary concerns related to the impact of rising rates on commercial real estate values. Qualitative adjustments for the other categories lowered the amount of required allowance due to management’s expectation with respect to the timing of deteriorating economic conditions in the forecast.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the balance and activity in the ACL by portfolio segment for the periods indicated (in thousands).

	Three Months Ended September 30,
	2022					2021
	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied commercial real estate	$16,774	$—	$90	$2,192	$19,056	$17,292	$(443)	$536	$(3,241)	$14,144
Income producing commercial real estate	33,284	(202)	26	(1,498)	31,610	30,967	(120)	75	(7,531)	23,391
Commercial & industrial	18,267	(373)	1,117	1,907	20,918	16,414	(320)	411	(262)	16,243
Commercial construction	16,062	—	(10)	1,902	17,954	9,180	—	123	(1,131)	8,172
Equipment financing	18,409	(1,987)	866	3,277	20,565	18,100	(1,165)	653	(288)	17,300
Residential mortgage	17,035	—	66	2,234	19,335	10,965	(127)	76	559	11,473
HELOC	7,487	(27)	129	884	8,473	6,357	(65)	167	(40)	6,419
Residential construction	2,086	—	109	109	2,304	1,918	—	37	(19)	1,936
Manufactured housing	6,614	(225)	5	958	7,352	—	—	—	—	—
Consumer	907	(1,010)	292	746	935	423	(611)	222	508	542
ACL - loans	136,925	(3,824)	2,690	12,711	148,502	111,616	(2,851)	2,300	(11,445)	99,620
ACL - unfunded commitments	16,117	—	—	2,681	18,798	10,844	—	—	411	11,255
Total ACL	$153,042	$(3,824)	$2,690	$15,392	$167,300	$122,460	$(2,851)	$2,300	$(11,034)	$110,875

	Nine Months Ended September 30,
	2022						2021
	Beginning Balance	Initial ACL - PCD loans (1)	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Charge- Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied commercial real estate	$14,282	$266	$—	$1,631	$2,877	$19,056	$20,673	$(1,503)	$932	$(5,958)	$14,144
Income producing commercial real estate	24,156	4,366	(202)	432	2,858	31,610	41,737	(174)	304	(18,476)	23,391
Commercial & industrial	16,592	2,337	(4,978)	3,095	3,872	20,918	22,019	(4,017)	6,855	(8,614)	16,243
Commercial construction	9,956	2,857	(41)	548	4,634	17,954	10,952	(224)	618	(3,174)	8,172
Equipment financing	16,290	—	(4,644)	2,349	6,570	20,565	16,820	(4,411)	2,087	2,804	17,300
Residential mortgage	12,390	385	(53)	267	6,346	19,335	15,341	(342)	393	(3,919)	11,473
HELOC	6,568	60	(36)	565	1,316	8,473	8,417	(99)	386	(2,285)	6,419
Residential construction	1,847	1	—	208	248	2,304	764	(10)	140	1,042	1,936
Manufactured housing	—	2,438	(533)	14	5,433	7,352	—	—	—	—	—
Consumer	451	27	(2,544)	879	2,122	935	287	(1,435)	710	980	542
ACL - loans	102,532	12,737	(13,031)	9,988	36,276	148,502	137,010	(12,215)	12,425	(37,600)	99,620
ACL - unfunded commitments	10,992	—	—	—	7,806	18,798	10,558	—	—	697	11,255
Total ACL	$113,524	$12,737	$(13,031)	$9,988	$44,082	$167,300	$147,568	$(12,215)	$12,425	$(36,903)	$110,875
(1) Represents the initial ACL related to PCD loans acquired in the Reliant transaction.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 7 – Derivatives and Hedging Activities

The table below presents the fair value of derivative financial instruments, which are included in other assets and other liabilities on the consolidated balance sheet, as of the dates indicated (in thousands):

	September 30, 2022			December 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Derivative Asset	Derivative Liability		Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Cash flow hedge of subordinated debt	$100,000	$16,311	$—	$100,000	$6,389	$—
Cash flow hedge of trust preferred securities	20,000	—	—	20,000	—	—
Fair value hedge of brokered time deposits	—	—	—	10,000	—	—
Total	120,000	16,311	—	130,000	6,389	—

Derivatives not designated as hedging instruments:
Customer derivative positions	1,090,067	16	92,444	1,206,145	28,656	10,663
Dealer offsets to customer derivative positions	1,090,067	24,005	—	1,230,885	974	9,232
Risk participations	79,827	4	1	69,385	16	7
Mortgage banking - loan commitment	33,265	290	155	110,897	3,450	—
Mortgage banking - forward sales commitment	88,000	1,994	30	201,419	67	202
Bifurcated embedded derivatives	51,935	11,724	—	51,935	2,928	—
Dealer offsets to bifurcated embedded derivatives	51,935	—	13,505	51,935	—	5,041
Total	2,485,096	38,033	106,135	2,922,601	36,091	25,145

Total derivatives	$2,605,096	$54,344	$106,135	$3,052,601	$42,480	$25,145

Total gross derivative instruments		$54,344	$106,135		$42,480	$25,145
Less: Amounts subject to master netting agreements		(230)	(230)		(694)	(694)
Less: Cash collateral received/pledged		(39,811)	(13,155)		(6,620)	(14,148)
Net amount		$14,303	$92,750		$35,166	$10,303

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

Hedging Derivatives
Cash Flow Hedges of Interest Rate Risk
United enters into cash flow hedges to mitigate exposure to the variability of future cash flows or other forecasted transactions. As of September 30, 2022 and December 31, 2021, United utilized interest rate caps and swaps to hedge the variability of cash flows due to changes in interest rates on certain of its variable-rate subordinated debt and trust preferred securities. United considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates. Therefore, changes in the fair value of these derivative instruments are recognized in OCI. Gains and losses related to changes in fair value are reclassified into earnings in the periods the hedged forecasted transactions occur. Losses representing amortization of the premium recorded on cash flow hedges, which is a component excluded from the assessment of effectiveness, are recognized in earnings on a straight-line basis in the same caption as the hedged item over the term of the hedge. Over the next twelve months, United expects to reclassify $2.34 million of gains from AOCI into earnings related to these agreements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total interest expense presented in the consolidated statements of income	$(14,113)	$(6,636)	$(29,855)	$(23,547)
Effect of hedging relationships on interest expense:
Net income recognized on fair value hedges	—	43	28	167
Net expense recognized on cash flow hedges (1)	(48)	(153)	(295)	(444)
 (1) Includes premium amortization expense excluded from the assessment of hedge effectiveness of $119,000 for both the three months ended September 30, 2022 and 2021, and $353,000 for both the nine months ended September 30, 2022 and 2021.

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

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Customer derivatives and dealer offsets	Other noninterest income	$471	$599	$1,685	$2,551
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	(108)	—	90	417
Mortgage banking derivatives	Mortgage loan revenue	1,047	(1,407)	8,297	(1,065)
Risk participations	Other noninterest income	(1)	—	93	—
		$1,409	$(808)	$10,165	$1,903

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
Notes to Consolidated Financial Statements (Unaudited)

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

Note 8 – Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands).

	September 30, 2022	December 31, 2021
Core deposit intangible	$46,900	$38,192
Less: accumulated amortization	(24,690)	(25,870)
Net core deposit intangible	22,210	12,322
Customer relationship intangible	8,400	8,400
Less: accumulated amortization	(916)	(322)
Net customer relationship intangible	7,484	8,078
Total intangibles subject to amortization, net (1)	29,694	20,400
Goodwill	751,174	452,007
Total goodwill and other intangible assets, net	$780,868	$472,407
(1) As intangible assets become fully amortized, they are excluded from balances presented.
During the first quarter of 2022, as a result of the Reliant acquisition, United recorded a core deposit intangible of $14.5 million. See Note 4 for further detail.

The following is a summary of changes in the carrying amounts of goodwill (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period (1)	$751,174	$367,809	$452,007	$367,809
Acquisitions	—	14,163	299,167	14,163
Balance, end of period (1)	$751,174	$381,972	$751,174	$381,972
(1) Goodwill balances are shown net of accumulated impairment losses of $306 million incurred prior to 2021.

The estimated aggregate amortization expense for future periods for finite lived intangibles is as follows (in thousands):

Remainder of 2022	$1,620
2023	5,903
2024	5,018
2025	4,051
2026	3,303
Thereafter	9,799
Total	$29,694

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 9 - Long-term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021	Issue Date	Stated Maturity Date	Earliest Call Date	Interest Rate
2027 senior debentures	35,000	35,000	2015	2027	2025	5.500% through August 2025, 3-month LIBOR plus 3.71% thereafter
2030 senior debentures	100,000	100,000	2020	2030	2025	5.00% through June 2025, 3-month SOFR plus 4.87% thereafter
Total senior debentures	135,000	135,000

2028 subordinated debentures	100,000	100,000	2018	2028	2023	4.500% through January 2023, 3-month LIBOR plus 2.12% thereafter
2029 subordinated debentures	60,000	—	2019	2029	2024	5.125% until December 2024, 3-month SOFR plus 3.765% thereafter
Total subordinated debentures	160,000	100,000

Tidelands Statutory Trust I	8,248	8,248	2006	2036	*	3-month LIBOR plus 1.38%
Four Oaks Statutory Trust I	12,372	12,372	2006	2036	*	3-month LIBOR plus 1.35%
Community First Capital Trust I	3,093	—	2002	2032	*	Prime plus 0.50%
Community First Capital Trust II	5,155	—	2005	2035	*	3-month LIBOR plus 1.50%
Community First Capital Trust III	5,464	—	2007	2037	*	3-month LIBOR plus 3.00%
Total trust preferred securities	34,332	20,620
Less net discount	(4,817)	(8,260)
Total long-term debt	$324,515	$247,360
 * Indicates currently redeemable.

Interest is currently paid at least semiannually for all senior and subordinated debentures and trust preferred securities. All debt instruments reported above are obligations of the Holding Company.

During the first quarter of 2022, United assumed subordinated debentures and trust preferred securities with an acquisition date fair value of $76.7 million as part of the Reliant acquisition. See Note 4 for further detail.

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

September 30, 2022	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$178,473	$—	$—	$178,473
U.S. Government agencies & GSEs	—	256,026	—	256,026
State and political subdivisions	—	315,502	—	315,502
Residential MBS	—	1,856,890	—	1,856,890
Commercial MBS	—	703,603	—	703,603
Corporate bonds	—	223,684	2,226	225,910
Asset-backed securities	—	326,482	—	326,482
Equity securities with readily available fair values	12,934	1,068	—	14,002
Mortgage loans held for sale	—	19,888	—	19,888
Deferred compensation plan assets	10,904	—	—	10,904
Servicing rights for SBA/USDA loans	—	—	6,078	6,078
Residential mortgage servicing rights	—	—	37,154	37,154
Derivative financial instruments	—	42,326	12,018	54,344
Total assets	$202,311	$3,745,469	$57,476	$4,005,256

Liabilities:
Deferred compensation plan liability	$10,929	$—	$—	$10,929
Derivative financial instruments	—	92,474	13,661	106,135
Total liabilities	$10,929	$92,474	$13,661	$117,064

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$217,520	$—	$—	$217,520
U.S. Government agencies & GSEs	—	187,032	—	187,032
State and political subdivisions	—	275,844	—	275,844
Residential MBS	—	2,145,134	—	2,145,134
Commercial MBS	—	873,851	—	873,851
Corporate bonds	—	190,771	2,395	193,166
Asset-backed securities	—	604,277	—	604,277
Equity securities with readily available fair values	—	1,302	—	1,302
Mortgage loans held for sale	—	44,109	—	44,109
Deferred compensation plan assets	11,769	—	—	11,769
Servicing rights for SBA/USDA loans	—	—	6,513	6,513
Residential mortgage servicing rights	—	—	25,161	25,161
Derivative financial instruments	—	35,722	6,758	42,480
Total assets	$229,289	$4,358,042	$40,827	$4,628,158

Liabilities:
Deferred compensation plan liability	$11,795	$—	$—	$11,795
Derivative financial instruments	—	20,097	5,048	25,145
Total liabilities	$11,795	$20,097	$5,048	$36,940

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table shows a reconciliation of the beginning and ending balances for the periods indicated for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	2022					2021
	Derivative Assets	Derivative Liabilities	SBA/USDA loan servicing rights	Residential mortgage servicing rights	Corporate Bonds	Derivative Assets	Derivative Liabilities	SBA/USDA loan servicing rights	Residential mortgage servicing rights	Corporate Bonds
Three Months Ended September 30,
Beginning balance	$10,199	$10,795	$6,167	$35,131	$2,287	$6,889	$3,944	$6,115	$21,568	$1,707
Additions	—	—	411	704	—	86	—	354	2,813	500
Sales and settlements	—	—	(220)	(602)	—	—	—	(357)	(875)	—
Fair value adjustments included in OCI	—	—	—	—	(61)	—	—	—	—	165
Fair value adjustments included in earnings	1,819	2,866	(280)	1,921	—	42	505	49	(444)	—
Ending balance	$12,018	$13,661	$6,078	$37,154	$2,226	$7,017	$4,449	$6,161	$23,062	$2,372

Nine Months Ended September 30,
Beginning balance	$6,758	$5,048	$6,513	$25,161	$2,395	$10,779	$2,408	$6,462	$16,216	$1,750
Additions	—	99	1,799	4,594	—	261	97	1,193	9,806	500
Transfers from Level 3	(290)	—	—	—	—	—	—	—	—	—
Sales and settlements	—	(1)	(857)	(1,916)	—	—	—	(1,001)	(3,430)	—
Fair value adjustments included in OCI	—	—	—	—	(169)	—	—	—	—	122
Fair value adjustments included in earnings	5,550	8,515	(1,377)	9,315	—	(4,023)	1,944	(493)	470	—
Ending balance	$12,018	$13,661	$6,078	$37,154	$2,226	$7,017	$4,449	$6,161	$23,062	$2,372

The following table presents quantitative information about significant Level 3 inputs for fair value on a recurring basis as of the dates indicated.

Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Inputs	September 30, 2022		December 31, 2021
			Range	Weighted Average	Range	Weighted Average
SBA/USDA loan servicing rights	Discounted cash flow	Discount rate	5.8% - 25.0%	13.5%	0.0% - 45.4%	10.3%
		Prepayment rate	0.0 - 35.1	16.8	3.2 - 31.3	16.3
Residential mortgage servicing rights	Discounted cash flow	Discount rate	9.5 - 11.5	9.5	9.5 - 10.5	9.5
		Prepayment rate	7.0 - 32.3	7.4	7.0 - 77.6	12.6
Corporate bonds	Discounted cash flow	Discount rate	5.9 - 6.1	6.0	3.6 - 3.8	3.6
Derivative assets - customer derivative positions	Internal model	Estimated loss rate	N/A	N/A	33.4 - 44.0	36.0
Derivative assets - mortgage	Internal model	Pull through rate	45.0 - 100	90.7	45.9 - 100	87.2
Derivative assets and liabilities - other	Dealer priced	Dealer priced	N/A	N/A	N/A	N/A

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Fair Value Option
United generally records mortgage loans held for sale at fair value under the fair value option. Interest income on these loans is calculated based on the note rate of the loan and is recorded in interest revenue. In connection with the Reliant acquisition, United acquired mortgage loans held for sale accounted for under the lower of cost or fair value method. These loans are separately disclosed under the heading “Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis” within this footnote. The following tables present the fair value and outstanding principal balance of loans accounted for under the fair value option, as well as the gain or loss recognized from the change in fair value for the periods indicated (in thousands).

Mortgage Loans Held for Sale
	September 30, 2022	December 31, 2021
Outstanding principal balance	$20,180	$42,581
Fair value	19,888	44,109

Gain (Loss) from Change in Fair Value on Mortgage Loans Held for Sale
Location	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Mortgage loan gains and other related fees	$(809)	$(1,609)	$(1,820)	$(3,330)

Changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of assets that were still held as of September 30, 2022 and December 31, 2021, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented (in thousands).

	Level 1	Level 2	Level 3	Total
September 30, 2022
Loans held for investment	$—	$—	$1,820	$1,820
Mortgage loans held for sale	—	—	2,079	2,079

December 31, 2021
Loans held for investment	$—	$—	$2,536	$2,536

Mortgage loans held for sale that were acquired from Reliant were subject to a nonrecurring fair value adjustment resulting from the application of the lower of the amortized cost or fair value accounting. As of September 30, 2022, these loans were classified as nonrecurring Level 3 because the valuation of these loans was based on indicative bids provided by a broker, not corroborated by market transactions.

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

		Fair Value Level
	Carrying Amount	Level 1	Level 2	Level 3	Total
September 30, 2022
Assets:
HTM debt securities	$2,676,405	$17,253	$2,223,907	$—	$2,241,160
Loans and leases, net	14,733,982	—	—	14,250,071	14,250,071

Liabilities:
Deposits	20,321,142	—	20,315,750	—	20,315,750
Long-term debt	324,515	—	—	313,944	313,944

December 31, 2021
Assets:
HTM debt securities	$1,156,098	$—	$1,148,804	$—	$1,148,804
Loans and leases, net	11,657,814	—	—	11,607,821	11,607,821

Liabilities:
Deposits	18,241,179	—	18,239,934	—	18,239,934
Long-term debt	247,360	—	—	267,064	267,064

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of various share-based compensation. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan document). As of September 30, 2022, 2.80 million additional awards could be granted under the plan.

The table below presents restricted stock unit and option activity for the nine months ended September 30, 2022.

	Restricted Stock Unit Awards			Options
	Shares	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value ($000)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2021	808,474	$25.15		35,460	$8.38
Granted	335,866	32.81		48,239	20.88
Released / Exercised	(289,860)	25.11	$10,252	(16,257)	20.77		$252
Cancelled	(29,925)	26.06		—	—
Outstanding at September 30, 2022	824,555	28.25	27,293	67,442	14.33	3.0	1,266

Vested / Exercisable at September 30, 2022	—	—		67,442	14.33	3.0	1,266
Options granted in 2022 reflect options assumed in the Reliant acquisition, with the weighted average exercise price of Reliant’s fully vested converted options determined pursuant to the purchase agreement. The value of the Reliant options was determined using a Black-Scholes model and was included in the purchase price for the acquisition. No compensation expense relating to options was included in earnings for the nine months ended September 30, 2022 and 2021.

Compensation expense for restricted stock units and performance stock units without market conditions is based on the market value of United’s common stock on the date of grant. Compensation expense for performance stock units with market conditions is based on the grant date per share fair value, which was estimated using the Monte Carlo Simulation valuation model. United recognizes the impact of forfeitures as they occur. The value of restricted stock unit and performance stock unit awards is amortized into expense over the service period.

For the nine months ended September 30, 2022 and 2021, expense of $6.24 million and $4.42 million, respectively, was recognized related to restricted stock unit and performance stock unit awards granted to United employees, which was included in salaries and employee benefits expense. In addition, for the nine months ended September 30, 2022 and 2021, $412,000 and $397,000, respectively, was recognized in other expense for restricted stock unit awards granted to members of United’s Board of Directors.

A deferred income tax benefit related to stock-based compensation expense of $1.70 million and $1.23 million was included in the determination of income tax expense for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there was $19.1 million of unrecognized expense related to non-vested restricted stock unit and performance stock unit awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.9 years.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 12 – Reclassifications Out of AOCI

The following table presents the details regarding amounts reclassified out of AOCI for the periods indicated (in thousands). Amounts shown in parentheses reduce earnings.

Details about AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2022	2021	2022	2021
Realized gains (losses) on AFS securities:
	$—	$—	$(3,688)	$41	Securities gains (losses), net
	—	—	979	(14)	Income tax (expense) benefit
	$—	$—	$(2,709)	$27	Net of tax

Amortization of unrealized losses on HTM securities transferred from AFS:
	$(4,473)	$—	$(6,242)	$—	Investment securities interest revenue
	1,073	—	1,495	—	Income tax benefit
	$(3,400)	$—	$(4,747)	$—	Net of tax

Losses on derivative instruments accounted for as cash flow hedges:
Interest rate contracts	$(48)	$(153)	$(295)	$(444)	Long-term debt interest expense
	12	39	75	113	Income tax benefit
	$(36)	$(114)	$(220)	$(331)	Net of tax

Amortization of defined benefit pension plan net periodic pension cost components:
Prior service cost	$(91)	$(117)	$(276)	$(351)	Salaries and employee benefits expense
Actuarial losses	(78)	(143)	(234)	(431)	Other expense
	(169)	(260)	(510)	(782)	Total before tax
	43	66	130	200	Income tax benefit
	$(126)	$(194)	$(380)	$(582)	Net of tax

Total reclassifications for the period	$(3,562)	$(308)	$(8,056)	$(886)	Net of tax

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 13 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$81,161	$73,816	$196,022	$217,782
Dividends on preferred stock	(1,719)	(1,719)	(5,157)	(5,157)
Earnings allocated to participating securities	(407)	(448)	(1,007)	(1,342)
Net income available to common shareholders	$79,035	$71,649	$189,858	$211,283

Weighted average shares outstanding:
Basic	106,687	87,211	106,616	87,274
Effect of dilutive securities:
Stock options	38	—	40	—
Restricted stock units	75	144	76	139
Diluted	106,800	87,355	106,732	87,413

Net income per common share:
Basic	$0.74	$0.82	$1.78	$2.42
Diluted	$0.74	$0.82	$1.78	$2.42

At September 30, 2022 and 2021, United had no potentially dilutive instruments outstanding that were not included in the above analysis.
Note 14 – Regulatory Matters

As of September 30, 2022, United and the Bank were categorized as well-capitalized under the regulatory requirements in effect at that time. To be categorized as well-capitalized, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at the time, as set forth in the table below, and have met certain other requirements. Management believes that United and the Bank exceeded all well-capitalized requirements at September 30, 2022, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.

Regulatory capital ratios at September 30, 2022 and December 31, 2021, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under regulatory requirements in effect at such times, are presented below for United and the Bank (dollars in thousands):

			United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum (1)	Well- Capitalized	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Risk-based ratios:
CET1 capital	4.5%	6.5%	12.13%	12.46%	12.94%	12.87%
Tier 1 capital	6.0	8.0	12.68	13.17	12.94	12.87
Total capital	8.0	10.0	14.62	14.65	13.75	13.46
Leverage ratio	4.0	5.0	9.41	8.75	9.58	8.53

CET1 capital			$2,101,819	$1,688,176	$2,234,151	$1,738,557
Tier 1 capital			2,198,241	1,784,598	2,234,151	1,738,557
Total capital			2,534,810	1,984,376	2,374,603	1,818,335
Risk-weighted assets			17,332,391	13,548,534	17,269,896	13,512,405
Average total assets for the leverage ratio			23,359,608	20,402,842	23,308,849	20,377,319
(1) As of September 30, 2022 and December 31, 2021 the additional capital conservation buffer in effect was 2.50%

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

The following table summarizes the contractual amount of off-balance sheet instruments as of the dates indicated (in thousands).

	September 30, 2022	December 31, 2021
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$4,592,092	$3,591,975
Letters of credit	53,526	29,312

United holds minor investments in certain entities for tax credit and Community Reinvestment Act purposes. As of September 30, 2022 and December 31, 2021, the Bank had a recorded investment of $79.8 million and $52.7 million, respectively, in such investments, which is included in other assets on the consolidated balance sheet. As of September 30, 2022, United had committed to fund an additional $6.96 million related to future capital calls that are not reflected in the consolidated balance sheet.

As of September 30, 2022, the Holding Company also had $18.1 million in commitments for future capital calls to fintech fund limited partnerships that have not been reflected in the consolidated balance sheet.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at September 30, 2022 and December 31, 2021 and our results of operations for the three and nine months ended September 30, 2022 and 2021. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. The following discussion and analysis should be read along with our consolidated financial statements and related notes included in Part I - Item 1 of this Report, “Cautionary Note Regarding Forward-Looking Statements” and the risk factors discussed in our 2021 10-K, and the other reports we have filed with the SEC after we filed the 2021 10-K.

Unless the context otherwise requires, the terms “we,” “our,” “us” refer to United on a consolidated basis.

Overview

We offer a wide array of commercial and consumer banking services and investment advisory services primarily through a 193 branch network throughout Georgia, South Carolina, North Carolina, Tennessee and Florida. We have grown organically as well as through strategic acquisitions. At September 30, 2022, we had consolidated total assets of $23.7 billion and 2,826 full-time equivalent employees.

Recent Developments

Mergers and Acquisitions
Since September 30, 2021, we have continued to expand through acquisitions as follows:
◦On January 1, 2022, we acquired Reliant, a bank which operated a 25-branch network primarily located in Middle Tennessee. We acquired $2.96 billion of assets and assumed $2.66 billion of liabilities in the acquisition, which included $2.32 billion in loans and $2.50 billion in deposits as of the acquisition date.
◦On October 1, 2021, we acquired Aquesta, a bank which operated a network of branches primarily located in the Charlotte, North Carolina metropolitan area. We acquired total assets of $756 million, including $498 million in loans, and we assumed $658 million in deposits as of the acquisition date.
On May 4, 2022, we announced an agreement to acquire Progress, which we plan to complete in the first quarter of 2023. Progress is headquartered in Huntsville, Alabama, and operates 14 offices in high-growth southeastern markets, including Huntsville, Birmingham, Daphne and Tuscaloosa in Alabama and the Florida Panhandle. As of September 30, 2022, Progress had total assets of $1.74 billion, total loans of $1.41 billion, and total deposits of $1.50 billion.

Results of Operations
We reported net income and diluted earnings per common share of $81.2 million and $0.74, respectively, for the third quarter of 2022 compared to $73.8 million and $0.82, respectively, for the same period in 2021. Operating net income (non-GAAP), which excludes merger-related and other charges, was $82.5 million for the third quarter of 2022, compared to $74.9 million for the same period in 2021.
Net interest revenue increased to $200 million for the third quarter of 2022, compared to $141 million for the third quarter of 2021. The increase in interest revenue was provided by loan growth, including loans acquired from Aquesta and Reliant, continued investment in our securities portfolio and the impact of the current rising interest rate environment. These factors more than offset the increase in interest expense resulting from deposit growth and increased long-term debt, both of which also included increases resulting from acquisitions. In addition, while interest rates on interest-bearing deposits also increased, they did so at a slower rate than that of our interest-earning assets. Our net interest margin and net interest spread for the third quarter of 2022 increased compared to the same period of last year due to the rising interest rate environment, but was partially offset by the impact of tapering accelerated PPP deferred fee accretion and interest revenue and less purchased loan accretion compared to the same period of last year. The net interest margin for the three months ended September 30, 2022 and 2021 was 3.57% and 3.12%, respectively.

We recorded a provision for credit losses of $15.4 million for the third quarter of 2022, compared to a release of provision of $11.0 million for the third quarter of 2021. The provision expense in the third quarter of 2022 resulted from loan growth and a less favorable current economic outlook compared to that as of the prior quarter-end. The negative provision in 2021 resulted from an improved economic forecast at that time as the outlook of the COVID-19 pandemic had improved. We recorded net charge-offs for the third quarters of 2022 and 2021 totaling $1.13 million and $551,000, respectively.

Noninterest income of $31.9 million for the third quarter of 2022 was down $8.17 million, or 20%, from the third quarter of 2021. Lower gains on sales of mortgage loans and related fees, which were down $7.53 million compared to the same period of 2021, drove most of the decrease. The decrease reflects lower demand in the residential real estate mortgage market as interest rates have risen significantly since the third quarter of 2021. We also recorded unrealized losses on other investments during the third quarter of 2022 compared to unrealized gains in the same period of 2021, reflective of market conditions. These decreases were partially offset by an increase in BOLI income resulting from policies acquired with Reliant and Aquesta and death benefits received in 2022.

Noninterest expense of $113 million for the third quarter of 2022 increased $16.0 million compared to the same period of 2021. Most notably, salaries and employee benefits expense increased $7.37 million, which was primarily driven by the increase in employees resulting from acquisitions since September 30, 2021 and our annual salary merit-based increase effective in April of 2022. Occupancy and communications and equipment expense increased $2.04 million and $1.43 million, respectively, which was also primarily driven by the acquisitions of Aquesta and Reliant as our footprint continues to grow.

For the nine months ended September 30, 2022 and 2021, we reported net income of $196 million and $218 million, respectively, and diluted earnings per common share of $1.78 and $2.42, respectively. Operating net income (non-GAAP) for the nine months ended September 30, 2022 and 2021 of $210 million and $221 million, respectively, excluded merger-related charges for both periods. Net interest revenue and net interest margin for the nine months ended September 30, 2022 were $542 million and 3.25%, respectively, compared to $411 million and 3.17%, respectively, for the same period in 2021. In addition to the factors affecting the third quarter of 2022, results of operations for the nine months ended September 30, 2022 were also more heavily affected by the Reliant acquisition. Most notably, we incurred more significant merger-related and other charges and provision expense during the first nine months of 2022 compared to the same period of 2021. Merger-related and other charges increased $13.8 million, which is mostly reflective of Reliant merger-related costs and the second quarter Reliant systems conversion. Provision expense for the nine months ended September 30, 2022 was $44.1 million compared to a release of provision of $36.9 million during the comparable period of 2021. $18.3 million of the provision expense for the nine months ended September 30, 2022 was related to the establishment of the ACL for the acquired Reliant non-PCD loans and unfunded commitments.

Results for the third quarter and first nine months of 2022 are discussed in further detail throughout the following sections of MD&A.

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

UNITED COMMUNITY BANKS, INC.
Table 1 - Financial Highlights
(in thousands, except per share data)
	2022			2021		Third Quarter 2022 - 2021 Change	For the Nine Months Ended September 30,		YTD Change
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter		2022	2021
INCOME SUMMARY
Interest revenue	$213,887	$187,378	$171,059	$143,768	$147,675		$572,324	$435,026
Interest expense	14,113	8,475	7,267	6,213	6,636		29,855	23,547
Net interest revenue	199,774	178,903	163,792	137,555	141,039	42%	542,469	411,479	32%
Provision for (release of) credit losses	15,392	5,604	23,086	(647)	(11,034)		44,082	(36,903)
Noninterest income	31,922	33,458	38,973	37,177	40,095	(20)	104,353	120,641	(14)
Total revenue	216,304	206,757	179,679	175,379	192,168	13	602,740	569,023	6
Noninterest expenses	112,755	120,790	119,275	109,156	96,749	17	352,820	287,483	23
Income before income tax expense	103,549	85,967	60,404	66,223	95,419	9	249,920	281,540	(11)
Income tax expense	22,388	19,125	12,385	14,204	21,603	4	53,898	63,758	(15)
Net income	81,161	66,842	48,019	52,019	73,816	10	196,022	217,782	(10)
Merger-related and other charges	1,746	7,143	9,016	9,912	1,437		17,905	4,058
Income tax benefit of merger-related and other charges	(385)	(1,575)	(1,963)	(2,265)	(328)		(3,923)	(909)
Net income - operating (1)	$82,522	$72,410	$55,072	$59,666	$74,925	10	$210,004	$220,931	(5)

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$0.74	$0.61	$0.43	$0.55	$0.82	(10)	$1.78	$2.42	(26)
Diluted net income - operating (1)	0.75	0.66	0.50	0.64	0.83	(10)	1.91	2.45	(22)
Cash dividends declared	0.22	0.21	0.21	0.20	0.20	10	0.64	0.58	10
Book value	23.78	23.96	24.38	23.63	23.25	2	23.78	23.25	2
Tangible book value (3)	16.52	16.68	17.08	18.42	18.68	(12)	16.52	18.68	(12)
Key performance ratios:
Return on common equity - GAAP (2)(4)	11.02%	9.31%	6.80%	9.32%	14.26%		9.08%	14.55%
Return on common equity - operating (1)(2)(4)	11.21	10.10	7.83	10.74	14.48		9.75	14.77
Return on tangible common equity - operating (1)(2)(3)(4)	15.60	14.20	11.00	13.93	18.23		13.64	18.55
Return on assets - GAAP (4)	1.32	1.08	0.78	0.96	1.48		1.06	1.52
Return on assets - operating (1)(4)	1.34	1.17	0.89	1.10	1.50		1.13	1.54
Net interest margin (FTE) (4)	3.57	3.19	2.97	2.81	3.12		3.25	3.17
Efficiency ratio - GAAP	48.41	56.58	57.43	62.12	53.11		53.94	53.72
Efficiency ratio - operating (1)	47.66	53.23	53.09	56.48	52.33		51.20	52.97
Equity to total assets	11.12	10.95	11.06	10.61	10.89		11.12	10.89
Tangible common equity to tangible assets (3)	7.70	7.59	7.72	8.09	8.53		7.70	8.53

ASSET QUALITY
NPAs	$35,511	$34,428	$40,816	$32,855	$45,335	(22)	$35,511	$45,335	(22)
ACL - loans	148,502	136,925	132,805	102,532	99,620	49	148,502	99,620	49
Net charge-offs (recoveries)	1,134	(1,069)	2,978	248	551		3,043	(210)
ACL - loans to loans	1.00%	0.94%	0.93%	0.87%	0.89%		1.00%	0.89%
Net charge-offs to average loans (4)	0.03	(0.03)	0.08	0.01	0.02		0.03	—
NPAs to total assets	0.15	0.14	0.17	0.16	0.23		0.15	0.23

AT PERIOD END ($ in millions)
Loans	$14,882	$14,541	$14,316	$11,760	$11,191	33	$14,882	$11,191	33
Investment securities	6,539	6,683	6,410	5,653	5,335	23	6,539	5,335	23
Total assets	23,688	24,213	24,374	20,947	19,481	22	23,688	19,481	22
Deposits	20,321	20,873	21,056	18,241	16,865	20	20,321	16,865	20
Shareholders’ equity	2,635	2,651	2,695	2,222	2,122	24	2,635	2,122	24
Common shares outstanding (thousands)	106,163	106,034	106,025	89,350	86,559	23	106,163	86,559	23
(1) Excludes merger-related and other charges. (2) Net income less preferred stock dividends, divided by average realized common equity, which excludes AOCI. (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Financial Highlights
Non-GAAP Performance Measures Reconciliation
(in thousands, except per share data)
	2022			2021		For the Nine Months Ended September 30,
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2022	2021
Noninterest expense reconciliation
Noninterest expenses (GAAP)	$112,755	$120,790	$119,275	$109,156	$96,749	$352,820	$287,483
Merger-related and other charges	(1,746)	(7,143)	(9,016)	(9,912)	(1,437)	(17,905)	(4,058)
Noninterest expenses - operating	$111,009	$113,647	$110,259	$99,244	$95,312	$334,915	$283,425

Net income reconciliation
Net income (GAAP)	$81,161	$66,842	$48,019	$52,019	$73,816	$196,022	$217,782
Merger-related and other charges	1,746	7,143	9,016	9,912	1,437	17,905	4,058
Income tax benefit of merger-related and other charges	(385)	(1,575)	(1,963)	(2,265)	(328)	(3,923)	(909)
Net income - operating	$82,522	$72,410	$55,072	$59,666	$74,925	$210,004	$220,931

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$0.74	$0.61	$0.43	$0.55	$0.82	$1.78	$2.42
Merger-related and other charges, net of tax	0.01	0.05	0.07	0.09	0.01	0.13	0.03
Diluted income per common share - operating	$0.75	$0.66	$0.50	$0.64	$0.83	$1.91	$2.45

Book value per common share reconciliation
Book value per common share (GAAP)	$23.78	$23.96	$24.38	$23.63	$23.25	$23.78	$23.25
Effect of goodwill and other intangibles	(7.26)	(7.28)	(7.30)	(5.21)	(4.57)	(7.26)	(4.57)
Tangible book value per common share	$16.52	$16.68	$17.08	$18.42	$18.68	$16.52	$18.68

Return on tangible common equity reconciliation
Return on common equity (GAAP)	11.02%	9.31%	6.80%	9.32%	14.26%	9.08%	14.55%
Merger-related and other charges, net of tax	0.19	0.79	1.03	1.42	0.22	0.67	0.22
Return on common equity - operating	11.21	10.10	7.83	10.74	14.48	9.75	14.77
Effect of goodwill and other intangibles	4.39	4.10	3.17	3.19	3.75	3.89	3.78
Return on tangible common equity - operating	15.60%	14.20%	11.00%	13.93%	18.23%	13.64%	18.55%

Return on assets reconciliation
Return on assets (GAAP)	1.32%	1.08%	0.78%	0.96%	1.48%	1.06%	1.52%
Merger-related and other charges, net of tax	0.02	0.09	0.11	0.14	0.02	0.07	0.02
Return on assets - operating	1.34%	1.17%	0.89%	1.10%	1.50%	1.13%	1.54%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	48.41%	56.58%	57.43%	62.12%	53.11%	53.94%	53.72%
Merger-related and other charges	(0.75)	(3.35)	(4.34)	(5.64)	(0.78)	(2.74)	(0.75)
Efficiency ratio - operating	47.66%	53.23%	53.09%	56.48%	52.33%	51.20%	52.97%

Tangible common equity to tangible assets reconciliation
Equity to total assets (GAAP)	11.12%	10.95%	11.06%	10.61%	10.89%	11.12%	10.89%
Effect of goodwill and other intangibles	—	(2.96)	(2.94)	(2.06)	(1.87)	—	(1.87)
Effect of preferred equity	(3.42)	(0.40)	(0.40)	(0.46)	(0.49)	(3.42)	(0.49)
Tangible common equity to tangible assets	7.70%	7.59%	7.72%	8.09%	8.53%	7.70%	8.53%

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

For the quarter:

The increase in net interest revenue was primarily driven by the $3.45 billion increase in average loans provided by the addition of the Aquesta and Reliant loan portfolios, as well as organic growth. As a result of this increase and the rising rate environment, loan interest revenue (FTE) increased $46.0 million compared to the third quarter of 2021, which was partially offset by $13.4 million less in PPP interest and fee income and $3.37 million less in purchased loan accretion. Additionally, the increase in average securities of $1.91 billion combined with rising rates provided $18.5 million more in interest revenue (FTE) compared to the same period of last year as we have continued to deploy surplus liquidity into the securities portfolio. Compared to the third quarter of 2021, average interest-bearing deposits increased $2.13 billion and deposit interest expense increased $6.74 million. Growth in deposits includes deposits received in the acquisitions of Aquesta and Reliant. The increase in deposit interest expense was driven both by the deposit growth and the 20 basis point increase in the average rate paid on interest-bearing deposits resulting from the rising interest rate environment.

Our net interest spread and net interest margin for the third quarter of 2022 increased 37 and 45 basis points, respectively, compared to the third quarter of 2021, which was primarily a result of the impact of the rising rate environment on our asset-sensitive balance sheet as rates on interest-earning assets increased more quickly than rates paid on interest-bearing deposits. As discussed above, we had significantly less accelerated PPP interest and fees and purchased loan accretion compared to the third quarter of 2021. As a result, the average rate earned on loans, net interest spread and net interest margin for the third quarter of 2021 were more positively impacted by these sources of interest revenue compared to the same period of 2022, which partially offset the impact of the increase in interest rates since the third quarter 2021.

For the nine months ended:

Net interest revenue for the first nine months of 2022 was $542 million, representing a 32% increase from the first nine months of 2021, which was primarily driven by the same factors impacting the quarter. During the first nine months of 2022, our net interest spread and net interest margin both increased by 8 basis points compared to the same period of 2021. As with the quarter, the positive impact of the rising interest rate environment on our average rate earned on loans, net interest spread and net interest margin was partially offset by the significant decreases in accelerated PPP deferred fee accretion and interest income and purchased loan accretion of $36.1 million and $7.99 million, respectively, compared to the nine months ended September 30, 2021.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended September 30,
(dollars in thousands, FTE)

	2022			2021
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$14,658,397	$174,168	4.71%	$11,204,653	$128,185	4.54%
Taxable securities (3)	6,539,615	34,385	2.10	4,738,860	16,260	1.37
Tax-exempt securities (FTE) (1)(3)	493,115	3,449	2.80	383,196	3,061	3.20
Federal funds sold and other interest-earning assets	614,755	3,106	2.00	1,751,222	1,185	0.27
Total interest-earning assets (FTE)	22,305,882	215,108	3.83	18,077,931	148,691	3.27

Noninterest-earning assets:
Allowance for credit losses	(138,907)			(111,952)
Cash and due from banks	231,376			124,360
Premises and equipment	290,768			228,556
Other assets (3)	1,261,236			1,002,810
Total assets	$23,950,355			$19,321,705

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$4,335,619	3,992	0.37	$3,594,670	1,290	0.14
Money market	4,849,705	4,503	0.37	4,010,720	1,119	0.11
Savings	1,515,350	178	0.05	1,120,843	55	0.02
Time	1,635,580	984	0.24	1,466,821	609	0.16
Brokered time deposits	51,530	223	1.72	63,917	69	0.43
Total interest-bearing deposits	12,387,784	9,880	0.32	10,256,971	3,142	0.12
Federal funds purchased and other borrowings	3,442	27	3.11	—	—	—
Federal Home Loan Bank advances	—	—	—	54	—	—
Long-term debt	324,444	4,206	5.14	257,139	3,494	5.39
Total borrowed funds	327,886	4,233	5.12	257,193	3,494	5.39
Total interest-bearing liabilities	12,715,670	14,113	0.44	10,514,164	6,636	0.25

Noninterest-bearing liabilities:
Noninterest-bearing deposits	8,176,987			6,379,969
Other liabilities	349,647			308,551
Total liabilities	21,242,304			17,202,684
Shareholders' equity	2,708,051			2,119,021
Total liabilities and shareholders' equity	$23,950,355			$19,321,705

Net interest revenue (FTE)		$200,995			$142,055
Net interest-rate spread (FTE)			3.39%			3.02%
Net interest margin (FTE) (4)			3.57%			3.12%

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
(3)Unrealized gains and losses on securities, including those related to the transfer from AFS to HTM, have been reclassified to other assets. Pretax unrealized losses of $318 million and pretax unrealized gains of $39.6 million in 2022 and 2021, respectively, are included in other assets for purposes of this presentation.
(4)Net interest margin is taxable equivalent net interest revenue divided by average interest-earning assets.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Nine Months Ended September 30,

	2022			2021
(dollars in thousands, fully taxable equivalent (FTE))	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$14,426,470	$475,989	4.41%	$11,417,285	$380,765	4.46%
Taxable securities (3)	6,274,230	83,281	1.77	4,206,099	44,845	1.42
Tax-exempt securities (FTE) (1)(3)	498,177	10,425	2.79	381,323	8,979	3.14
Federal funds sold and other interest-earning assets	1,271,287	6,192	0.65	1,468,487	3,462	0.31
Total interest-earning assets (FTE)	22,470,164	575,887	3.43	17,473,194	438,051	3.35

Non-interest-earning assets:
Allowance for loan losses	(129,278)			(127,793)
Cash and due from banks	200,463			138,973
Premises and equipment	284,850			225,021
Other assets (3)	1,308,647			1,007,669
Total assets	$24,134,846			$18,717,064

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$4,520,079	7,624	0.23	$3,452,206	4,158	0.16
Money market	4,992,357	7,030	0.19	3,853,907	4,278	0.15
Savings	1,483,169	337	0.03	1,064,045	157	0.02
Time	1,688,250	2,009	0.16	1,551,934	3,096	0.27
Brokered time deposits	65,133	313	0.64	67,794	292	0.58
Total interest-bearing deposits	12,748,988	17,313	0.18	9,989,886	11,981	0.16
Federal funds purchased and other borrowings	1,383	27	2.61	41	—	—
Federal Home Loan Bank advances	—	—	—	1,117	2	0.24
Long-term debt	322,600	12,515	5.19	286,347	11,564	5.40
Total borrowed funds	323,983	12,542	5.18	287,505	11,566	5.38
Total interest-bearing liabilities	13,072,971	29,855	0.31	10,277,391	23,547	0.31

Noninterest-bearing liabilities:
Noninterest-bearing deposits	7,958,392			6,059,680
Other liabilities	375,182			311,749
Total liabilities	21,406,545			16,648,820
Shareholders' equity	2,728,301			2,068,244
Total liabilities and shareholders' equity	$24,134,846			$18,717,064

Net interest revenue (FTE)		$546,032			$414,504
Net interest-rate spread (FTE)			3.12%			3.04%
Net interest margin (FTE) (4)			3.25%			3.17%

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
(3)Unrealized gains and losses, including those related to the transfer from AFS to HTM, have been reclassified to other assets. Pretax unrealized losses of $221 million in 2022 and pretax unrealized gains of $40.3 million in 2021, respectively, are included in other assets for purposes of this presentation.
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

Table 4 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	Compared to 2021 Increase (Decrease) Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans (FTE)	$40,867	$5,116	$45,983	$99,327	$(4,103)	$95,224
Taxable securities	7,549	10,576	18,125	25,655	12,781	38,436
Tax-exempt securities (FTE)	802	(414)	388	2,527	(1,081)	1,446
Federal funds sold and other interest-earning assets	(1,220)	3,141	1,921	(522)	3,252	2,730
Total interest-earning assets (FTE)	47,998	18,419	66,417	126,987	10,849	137,836

Interest-bearing liabilities:
NOW and interest-bearing demand accounts	314	2,388	2,702	1,511	1,955	3,466
Money market accounts	279	3,105	3,384	1,441	1,311	2,752
Savings deposits	25	98	123	76	104	180
Time deposits	76	299	375	252	(1,339)	(1,087)
Brokered deposits	(16)	170	154	(12)	33	21
Total interest-bearing deposits	678	6,060	6,738	3,268	2,064	5,332

Federal funds purchased & other borrowings	14	13	27	14	13	27
FHLB advances	—	—	—	(1)	(1)	(2)
Long-term debt	879	(167)	712	1,420	(469)	951
Total borrowed funds	893	(154)	739	1,433	(457)	976
Total interest-bearing liabilities	1,571	5,906	7,477	4,701	1,607	6,308

Increase in net interest revenue (FTE)	$46,427	$12,513	$58,940	$122,286	$9,242	$131,528

Provision for Credit Losses

The ACL represents management’s estimate of life of loan credit losses in the loan portfolio and unfunded loan commitments. Management’s estimate of credit losses under CECL is determined using a model that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the ACL and resulting provision for credit losses.

We recorded a provision for credit losses of $15.4 million and $44.1 million for the three and nine months ended September 30, 2022, respectively, compared to a release of provision of $11.0 million and $36.9 million, respectively, for the same periods of 2021. The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined by management reflecting expected life of loan losses. The provision recorded during the third quarter of 2022 reflected a less favorable economic outlook as of September 30, 2022 compared to that of the prior quarter and prior year. The provision for credit losses during the nine months ended September 30, 2022 included the initial provision for credit losses on Reliant’s non-PCD loans and unfunded commitments of $15.2 million and $3.12 million, respectively. The negative provision expense for the three and nine months ended September 30, 2021 was primarily a result of an improved economic forecast combined with low net charge-offs for the third quarter of 2021 and net recoveries for the nine months ended September 30, 2021.

Additional discussion on credit quality and the ACL is included in the “Asset Quality and Risk Elements” section of MD&A in this Report.

Noninterest income

The following table presents the components of noninterest income for the periods indicated.

Table 5 - Noninterest Income
(in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Overdraft fees	$2,778	$2,858	$(80)	(3)%	$8,038	$7,474	$564	8%
ATM and debit card fees	3,857	3,867	(10)	—	12,038	10,263	1,775	17
Other service charges and fees	2,934	2,625	309	12	8,568	7,518	1,050	14
Total service charges and fees	9,569	9,350	219	2	28,644	25,255	3,389	13
Mortgage loan gains and related fees	6,297	13,828	(7,531)	(54)	29,420	47,536	(18,116)	(38)
Wealth management fees	5,879	5,554	325	6	17,759	12,881	4,878	38
Gains on sales of other loans	2,228	2,353	(125)	(5)	9,226	7,506	1,720	23
Lending and loan servicing fees	2,946	2,825	121	4	7,518	7,070	448	6
Securities gains (losses), net	—	—	—		(3,688)	41	(3,729)
Other noninterest income:
Customer derivatives	470	585	(115)	(20)	1,790	2,537	(747)	(29)
Other investment gains (losses)	(1,492)	1,333	(2,825)		(3,333)	4,487	(7,820)
BOLI	2,020	832	1,188	143	5,241	2,661	2,580	97
Treasury management income	1,022	765	257	34	2,739	2,120	619	29
Other	2,983	2,670	313	12	9,037	8,547	490	6
Total other noninterest income	5,003	6,185	(1,182)	(19)	15,474	20,352	(4,878)	(24)
Total noninterest income	$31,922	$40,095	$(8,173)	(20)	$104,353	$120,641	$(16,288)	(14)

The increase in total service charges and fees was primarily driven by the acquisitions of Aquesta and Reliant since the third quarter of 2021, in addition to increases in organic transaction volume. However, the impact of the acquisitions on overdraft fees for the three and nine months ended September 30, 2022 was offset by the impact of updates to our consumer overdraft policy implemented in the fourth quarter of 2021. The policy updates included the addition of a fee forgiveness feature, an increase to the overdraft threshold and a lower daily fee item limit.

Mortgage loan gains and related fees consist primarily of fees earned on originations, secondary market gains on sales, derivative hedging gains and losses and fair value adjustments to our mortgage loans held for sale and mortgage servicing rights asset. The change in mortgage income is strongly tied to the interest rate environment and industry conditions. We recognize the majority of income on mortgages when customers enter into mortgage rate lock commitments, making our rate lock volume a significant driver of mortgage gains in any given period.

The decrease in mortgage loan gains and related fees was primarily a result of tapering mortgage refinance and mortgage rate lock demand compared to the same periods of 2021, as reflected in the following table. In addition, we held more of our mortgage production in portfolio in comparison to 2021, which contributed to the decrease in volume of loans sold. During the three and nine months ended September 30, 2022, we recorded $2.45 million and $10.9 million in positive fair value adjustments to the mortgage servicing rights asset, which partially offset the decrease in mortgage loan gains. In comparison, we recorded a negative fair value adjustment to the mortgage servicing rights asset of $146,000 and a positive adjustment of $1.33 million for the three and nine months ended September 30, 2021.

Table 6 - Selected Mortgage Metrics
(dollars in thousands)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Mortgage rate locks	$456,186	$730,566	(38)%	$1,810,839	$2,425,571	(25)%
# of mortgage rate locks	1,213	2,077	(42)	4,622	7,149	(35)

Mortgage loans sold	$93,183	$319,232	(71)	$460,232	$1,062,373	(57)
# of mortgage loans sold	379	1,299	(71)	1,812	4,408	(59)

Mortgage loans originated:
Purchases	$269,743	$354,378	(24)	$977,562	$1,053,849	(7)
Refinances	47,533	214,018	(78)	300,128	849,421	(65)
Total	$317,276	$568,396	(44)	$1,277,690	$1,903,270	(33)

# of mortgage loans originated	841	1,615	(48)	3,243	5,749	(44)

The increase in wealth management fees for the first nine months of 2022 compared to the same period of 2021 resulted primarily from inclusion of FinTrust’s wealth management business for the full year of 2022. Assets under administration totaled $4.00 billion as of September 30, 2022.

During the first quarter of 2022, we sold certain lower-yielding securities with the strategic intent of reinvesting in higher-yielding securities, which resulted in securities losses for the nine months ended September 30, 2022.

Our SBA/USDA lending strategy includes selling a portion of the loan production each quarter. The amount of loans sold depends on several variables including the current lending environment and balance sheet management activities. During the third quarter and first nine months of 2022, we sold more SBA/USDA loans compared to the same period of last year. From time to time, we also sell certain equipment financing receivables. The following table presents loans sold and the corresponding gains or losses recognized on the sale for the periods indicated.

Table 7 - Other Loan Sales
(in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Loans Sold	Gain	Loans Sold	Gain	Loans Sold	Gain	Loans Sold	Gain
Guaranteed portion of SBA/USDA loans	$20,405	$1,535	$13,484	$1,492	$87,867	$7,108	$57,132	$5,835
Equipment financing receivables	21,557	693	19,273	861	65,534	2,118	39,240	1,671
Total	$41,962	$2,228	$32,757	$2,353	$153,401	$9,226	$96,372	$7,506

The change in other noninterest income for the three and nine months ended September 30, 2022 compared to the same periods of 2021 was primarily driven by the following factors:
•Customer derivative income for the nine months ended September 30, 2022 decreased due to rising interest rates negatively impacting the demand for customer derivative products. This was partially offset by improvements in the CVA on customer derivatives. The CVA improved due to rising interest rates, which lowered our overall credit exposure on customer derivative positions, and credit upgrades to underlying loans associated with customer derivative positions.
•We recorded unrealized losses on our other investments, which includes deferred compensation plan assets, CRA and tax credit investments and other equity securities, compared to unrealized gains during the same periods of 2021.
•The increase in BOLI income reflects income earned on BOLI policies acquired with Reliant as well as death benefit gains recognized in the second and third quarters of 2022 totaling $1.37 million.

Noninterest Expenses

The following table presents the components of noninterest expenses for the periods indicated.

Table 8 - Noninterest Expenses
(in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	Percent	2022	2021	Amount	Percent
Salaries and employee benefits	$67,823	$60,458	$7,365	12%	$208,062	$180,457	$27,605	15%
Communications and equipment	8,795	7,368	1,427	19	27,718	21,979	5,739	26
Occupancy	9,138	7,096	2,042	29	27,381	21,130	6,251	30
Advertising and public relations	2,544	1,458	1,086	74	6,332	4,150	2,182	53
Postage, printing and supplies	2,190	1,731	459	27	6,308	5,171	1,137	22
Professional fees	4,821	5,347	(526)	(10)	14,670	14,509	161	1
Lending and loan servicing expense	2,333	2,450	(117)	(5)	7,746	8,508	(762)	(9)
Outside services - electronic banking	3,159	2,308	851	37	8,629	6,811	1,818	27
FDIC assessments and other regulatory charges	2,356	1,723	633	37	6,796	5,520	1,276	23
Amortization of intangibles	1,678	1,028	650	63	5,207	2,942	2,265	77
Other	6,172	4,345	1,827	42	16,066	12,248	3,818	31
Total excluding merger-related and other charges	111,009	95,312	15,697	16	334,915	283,425	51,490	18
Merger-related and other charges	1,746	1,437	309		17,905	4,058	13,847
Total noninterest expenses	$112,755	$96,749	$16,006	17	$352,820	$287,483	$65,337	23

The increase in salaries and employee benefits for the third quarter and first nine months of 2022 compared to the same periods of 2021 was primarily driven by the addition of Reliant, Aquesta and FinTrust employees since their respective acquisition dates. The increase also reflects our annual merit-based salary increases awarded during the second quarter of 2022. These increases were partially offset by a reduction in deferred compensation expense resulting from unrealized losses on underlying plan assets, compared to unrealized gains in the same periods of 2021. Commissions expense also decreased primarily due to reduced mortgage production volume. Full-time equivalent headcount totaled 2,826 at September 30, 2022, up from 2,480 at September 30, 2021, which represents a 14% increase.

Communications and equipment expense increased primarily due to incremental software contract costs and the growth in our network with the addition of recent acquisitions. The increase in occupancy costs for the third quarter and first nine months of 2022 compared to the same periods of 2021 was mostly attributable to the additional operating lease costs associated with Reliant, Aquesta and FinTrust. Advertising and public relations expense increased compared to 2021 as a result of charitable contributions made to the United Community Bank Foundation, new marketing campaigns, promotions and sponsorships. In the third quarter of 2022, we made a $650,000 contribution to the United Community Bank Foundation. The increase in outside services - electronic banking primarily related to increased ATM network and internet banking costs. Amortization of intangibles increased with the additional customer deposit and customer relationship intangibles recorded as a result of acquisitions since the third quarter of 2021. The increase in other expense was primarily due to increase in travel and meals expenses, as well as volume-based increases in fraud losses. Increased merger-related charges for the nine months ended September 30, 2022 were primarily related to the acquisition of Reliant and the completion of its system conversion in the second quarter of 2022, as well as branch closure costs.

Balance Sheet Review

Total assets at September 30, 2022 and December 31, 2021 were $23.7 billion and $20.9 billion, respectively. Total liabilities at September 30, 2022 and December 31, 2021 were $21.1 billion and $18.7 billion, respectively. Shareholders’ equity totaled $2.63 billion and $2.22 billion at September 30, 2022 and December 31, 2021, respectively.

Loans

Our loan portfolio is our largest category of interest-earning assets. The following table presents a summary of the loan portfolio by loan type as of September 30, 2022, of which approximately 73% was secured by real estate. Commercial and industrial loans as of September 30, 2022 included $2.44 million of PPP loans.

Table 9 - Loan Portfolio Composition
As of September 30, 2022

Consumer 1%
Owner occupied commercial real estate 18%
Manufactured housing 2%
Residential construction 3%
HELOC 6%
Income producing commercial real estate 22%
Residential mortgage 14%
Equipment financing 9%
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

Table 10 - Allocation of ACL
(in thousands)

	September 30, 2022		December 31, 2021
	ACL	% of loans in each category to total loans	ACL	% of loans in each category to total loans
Owner occupied commercial real estate	$19,056	18	$14,282	20
Income producing commercial real estate	31,610	22	24,156	22
Commercial & industrial	20,918	15	16,592	16
Commercial construction	17,954	10	9,956	9
Equipment financing	20,565	9	16,290	9
Total commercial	110,103	74	81,276	76
Residential mortgage	19,335	14	12,390	14
HELOC	8,473	6	6,568	6
Residential construction	2,304	3	1,847	3
Manufactured housing	7,352	2	—	—
Consumer	935	1	451	1
Total ACL - loans	148,502	100	102,532	100
ACL - unfunded commitments	18,798		10,992
Total ACL	$167,300		$113,524

ACL - loans as a percentage of total loans	1.00%		0.87%
ACL - loans as a percentage of nonaccrual loans HFI	438		312

The increase in the ACL since December 31, 2021 was primarily driven by the acquisition of Reliant, which added $31.1 million to the ACL as of the acquisition date. Of this amount, $12.7 million was reclassified from the amortized cost basis of PCD loans, $15.2 million was recorded as provision for loan losses on acquired non-PCD loan balances and $3.12 million was recorded as provision for unfunded commitments on the acquired balance of unfunded commitments. The increase in the ACL was also attributable to a more negative economic forecast as of September 30, 2022 as compared to prior periods. See Provision for Credit Losses discussion within this MD&A for further information.

The following table presents a summary of net charge-offs to average loans for the periods indicated.

Table 11 - Net Charge-offs to Average Loans
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net charge-offs (recoveries)
Owner occupied commercial real estate	$(90)	$(93)	$(1,631)	$571
Income producing commercial real estate	176	45	(230)	(130)
Commercial & industrial	(744)	(91)	1,883	(2,838)
Commercial construction	10	(123)	(507)	(394)
Equipment financing	1,121	512	2,295	2,324
Residential mortgage	(66)	51	(214)	(51)
HELOC	(102)	(102)	(529)	(287)
Residential construction	(109)	(37)	(208)	(130)
Manufactured housing	220	—	519	—
Consumer	718	389	1,665	725
Total net charge-offs (recoveries)	$1,134	$551	$3,043	$(210)

Average loans
Owner occupied commercial real estate	$2,680,906	$2,132,744	$2,650,505	$2,119,457
Income producing commercial real estate	3,274,246	2,526,727	3,291,809	2,555,933
Commercial & industrial	2,237,096	2,041,344	2,285,443	2,348,130
Commercial construction	1,508,481	929,760	1,487,598	945,175
Equipment financing	1,241,322	985,271	1,184,201	938,275
Residential mortgage	2,065,662	1,491,140	1,930,781	1,411,077
HELOC	813,637	656,067	791,673	671,006
Residential construction	400,680	302,466	382,549	286,394
Manufactured housing	292,648	—	278,449	—
Consumer	143,719	139,134	143,462	141,838
Total average loans	$14,658,397	$11,204,653	$14,426,470	$11,417,285

Net charge-offs to average loans (1)
Owner occupied commercial real estate	(0.01)%	(0.02)%	(0.08)%	0.04%
Income producing commercial real estate	0.02	0.01	(0.01)	(0.01)
Commercial & industrial	(0.13)	(0.02)	0.11	(0.16)
Commercial construction	—	(0.05)	(0.05)	(0.06)
Equipment financing	0.36	0.21	0.26	0.33
Residential mortgage	(0.01)	0.01	(0.01)	—
HELOC	(0.05)	(0.06)	(0.09)	(0.06)
Residential construction	(0.11)	(0.05)	(0.07)	(0.06)
Manufactured housing	0.30	—	0.25	—
Consumer	1.98	1.11	1.55	0.68
Total	0.03	0.02	0.03	—
(1) Annualized.

Nonperforming Assets

The table below summarizes NPAs for the periods indicated. NPAs include nonaccrual loans, OREO and repossessed assets,

Table 12 - NPAs
(in thousands)

	September 30, 2022	December 31, 2021
Nonaccrual loans HFI	33,879	32,812
Nonaccrual loans held for sale	316	—
OREO and repossessed assets	1,316	43
Total NPAs	$35,511	$32,855

Nonaccrual loans HFI as a percentage of total loans HFI	0.23%	0.28%
NPAs as a percentage of total assets	0.15	0.16

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

At September 30, 2022 and December 31, 2021, we had $42.9 million and $52.4 million, respectively, in loans with terms that have been modified in TDRs. Included therein were $5.13 million and $11.5 million, respectively, of TDRs that were classified as nonaccrual and were included in nonperforming loans. The remaining TDRs with an aggregate balance of $37.8 million and $40.9 million, respectively, were performing according to their modified terms and were therefore not considered to be nonperforming assets.

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
At September 30, 2022 and December 31, 2021, we had HTM debt securities with a carrying amount of $2.68 billion and $1.16 billion, respectively, and AFS debt securities totaling $3.86 billion and $4.50 billion, respectively. During the first nine months of 2022, United transferred AFS debt securities to HTM with a fair value on the transfer date of $1.29 billion, which included unrealized losses recorded in AOCI totaling $87.4 million. No securities were transferred from AFS to HTM during the third quarter of 2022. Transfer date unrealized losses are amortized and reclassified out of AOCI as a yield adjustment, which is offset by discount accretion of the transferred HTM securities. Amortization of transfer date unrealized losses and discount accretion are recognized over the remaining life of the securities. During the first half of 2022, we continued to deploy liquidity generated through strong deposit growth by purchasing additional investment securities. In the third quarter of 2022, we slowed our securities purchases as we began to see some deposit attrition, which absorbed much of our surplus liquidity. At September 30, 2022 and December 31, 2021, the securities portfolio represented approximately 28% and 27%, respectively, of total assets.
In accordance with CECL, our HTM debt securities portfolio is evaluated quarterly to assess whether an ACL is required. We measure expected credit losses on HTM debt securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At September 30, 2022 and December 31, 2021, calculated credit losses on HTM debt securities were de minimis due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies, GSEs, high credit quality municipalities and supranational entities. As a result, no ACL for HTM debt securities was recorded.

For AFS debt securities in an unrealized loss position, if we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the security's amortized cost basis is written down to fair value through income. Absent circumstances where an AFS security would be sold, we evaluate whether the decline in fair value has resulted from credit losses or other factors. The evaluation considers factors such as the extent to which fair value is less than amortized cost, changes to the security’s rating, and adverse conditions specific to the security. If the evaluation indicates a credit loss exists, an ACL may be recorded, with such allowance limited to the amount by which fair value is below amortized cost. Any impairment unrelated to credit factors is recognized in OCI. At September 30, 2022 and December 31, 2021, there was no ACL related to the AFS debt securities portfolio. Unrealized losses on fixed income securities at September 30, 2022 and December 31, 2021 primarily reflected the effect of changes in interest rates.
Goodwill and Other Intangible Assets

Goodwill represents the premium paid for acquired companies above the net fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Management evaluates goodwill annually, or more frequently if necessary, to determine if any impairment exists. At September 30, 2022 and December 31, 2021, the net carrying amount of goodwill was $751 million and $452 million, respectively.

We also have core deposit and customer relationship intangible assets, representing the value of acquired deposit and customer relationships, respectively, which are amortizing intangible assets. Amortizing intangible assets are required to be tested for impairment only when events or circumstances indicate that impairment may exist.

In connection with the acquisition of Reliant in the first quarter of 2022, we recorded goodwill and a core deposit intangible of $299 million and $14.5 million, respectively.

Deposits

Customer deposits are the primary source of funds for the continued growth of our earning assets. Our high level of service, as evidenced by our strong customer satisfaction scores, has been instrumental in attracting and retaining customer deposit accounts. The increase in deposits since December 31, 2021 is mostly driven by the deposits assumed in the Reliant transaction. More recently, we have seen some anticipated balance attrition, mostly in NOW and money market accounts, as rising interest rates have given customers more attractive returns outside of the banking system. Much of the recent decrease in balances is in public funds deposits.

Table 13 - Deposits
(in thousands)

	September 30, 2022	December 31, 2021
Noninterest-bearing demand	$8,198,129	$6,956,981
NOW and interest-bearing demand	4,208,731	4,252,209
Money market and savings	6,147,066	5,399,133
Time	1,622,608	1,442,498
Total customer deposits	20,176,534	18,050,821
Brokered deposits	144,608	190,358
Total deposits	$20,321,142	$18,241,179

Borrowing Activities

At September 30, 2022 and December 31, 2021, we had long-term debt outstanding of $325 million and $247 million, respectively, which includes senior debentures, subordinated debentures, and trust preferred securities. The increase since December 31, 2021 is a result of the subordinated debt and trust preferred securities assumed in the Reliant acquisition totaling $76.7 million. See Note 9 to the consolidated financial statements for further details.

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

Table 14 - Interest Sensitivity
(in thousands)

	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	September 30, 2022		December 31, 2021
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	8.65%	5.33%	8.02%	4.76%
100 basis point increase	4.45	3.60	3.87	3.07
100 basis point decrease	(5.21)	(4.17)	(4.45)	(3.80)
200 basis point decrease	(12.45)	(7.46)	(5.54)	(4.51)

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
At September 30, 2022, we had sufficient qualifying collateral to provide borrowing capacity for FHLB advances of $1.54 billion and Federal Reserve discount window borrowing capacity of $2.44 billion. We also had unpledged investment securities of $4.58 billion that could be used as collateral for additional borrowings. In addition, we have the ability to attract retail deposits by competing more aggressively on pricing.
Significant uses and sources of cash during the nine months ended September 30, 2022 are as follows. See the consolidated statement of cash flows for further detail.
•Net cash provided by operating activities of $508 million reflects net income of $196 million adjusted for non-cash transactions, gains and losses on sales of securities and other loans, a decrease in loans held for sale of $136 million and changes in other assets and liabilities. Significant non-cash transactions for the period included a $44.1 million provision for credit losses and net depreciation, amortization, and accretion of $34.7 million.
•Net cash used in investing activities of $1.84 billion primarily consisted of purchases of AFS and HTM debt securities of $1.99 billion and a net increase in loans of $773 million, partially offset by proceeds from securities sales, maturities and calls of $916 million.
•Net cash used in financing activities of $499 million was driven by a net decrease in deposits of $424 million, combined with dividends on common and preferred stock of $68.4 million.
In the opinion of management, our liquidity position at September 30, 2022 was sufficient to meet our expected cash flow requirements for the foreseeable future.
Capital Resources and Dividends

Shareholders’ equity at September 30, 2022 was $2.63 billion, an increase of $412 million from December 31, 2021 primarily due to equity issued in the Reliant acquisition and year-to-date earnings partially offset by dividends declared and unrealized losses on AFS debt securities.

The following table shows capital ratios, as calculated under applicable regulatory guidelines, at September 30, 2022 and December 31, 2021. As of September 30, 2022, capital levels remained characterized as “well-capitalized” under regulatory requirements in effect at the time. Additional information related to capital ratios is provided in Note 14 to the consolidated financial statements.

Table 15 - Capital Ratios

				United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum	Well- Capitalized	Minimum Capital Plus Capital Conservation Buffer	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Risk-based ratios:
CET1 capital	4.5%	6.5%	7.0%	12.13%	12.46%	12.94%	12.87%
Tier 1 capital	6.0	8.0	8.5	12.68	13.17	12.94	12.87
Total capital	8.0	10.0	10.5	14.62	14.65	13.75	13.46
Leverage ratio	4.0	5.0	N/A	9.41	8.75	9.58	8.53

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk as of September 30, 2022 from that presented in our 2021 10-K. Our interest rate sensitivity position at September 30, 2022 is set forth in Table 14 in MD&A of this Report and incorporated herein by this reference.

Item 4.    Controls and Procedures

    (a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of September 30, 2022. Based on that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

    (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

On November 1, 2022, the Talent and Compensation Committee of the Board (the “Committee”) approved the termination of the change in control severance agreements between the Holding Company and its executive officers, including H. Lynn Harton, Jefferson L. Harralson, Richard W. Bradshaw, Robert A. Edwards and Melinda Davis Lux after a review process that determined the agreements were outdated in several respects. The current form of the Holding Company’s change in control agreements, which was originally adopted for the Holding Company’s executive officers in March of 2015, provided severance benefits to the Holding Company’s executive officers in the event of a termination of employment for specified reasons in connection with a change in control of the Holding Company. The review of the agreements was undertaken by the Committee in the ordinary course of reviewing compensation arrangements applicable to the Holding Company’s executive officers. The Committee is in the process of considering the development of new change in control agreements for the Holding Company’s executive officers, which the Committee would anticipate implementing in the coming months. In connection with the termination of the change in control agreements, each of the executive officers entered into a letter agreement agreeing thereto.

The foregoing description of the change in control agreement termination letter agreement is qualified in its entirety by the terms of such letter, the form of which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

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

10.1
Form of Change in Control Agreement Termination Letter Agreement, dated November 1, 2022, between United Community Banks, Inc. and each of H. Lynn Harton, Jefferson L. Harralson, Richard W. Bradshaw, Robert A. Edwards, Melinda Davis Lux, Mark A. Terry and Holly N. Berry.

31.1	Certification by H. Lynn Harton, President and Chief Executive Officer of United Community Banks, Inc., pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification by Jefferson L. Harralson, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., pursuant to Exchange Act Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101
Interactive data files for United Community Bank, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements in Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from United Community Bank’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (formatted in Inline XBRL and included in Exhibit 101)

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

Date: November 4, 2022