Form 10-K
period 2022-12-31
UNITED COMMUNITY BANKS INC
filed 2023-02-24
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the closing price ($30.19 per share) of such common equity, as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,187,685,387.
As of January 31, 2023, there were 115,031,867 shares of United Community Banks, Inc.’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders to be held on May 17, 2023 (the “2023 Proxy Statement”) are incorporated herein into Part III by reference.

Glossary of Defined Terms

The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
Affected Benchmarks	LIBOR and other benchmark rates dependent on the availability of LIBOR
AFS	Available-for-sale
ALCO	Asset/Liability Management Committee
AOCI	Accumulated other comprehensive income (loss)
Aquesta	Aquesta Financial Holdings, Inc. and its wholly-owned subsidiary, Aquesta Bank
ARR	Alternative reference rate
ASC	Accounting Standards Codification
ASC 326	ASC Topic 326, Financial Instruments - Credit Losses
ASU	Accounting standards update
BHC Act	Bank Holding Company Act of 1956, as amended
Bank	United Community Bank
Board	United Community Banks, Inc., Board of Directors
BOLI	Bank owned life insurance
CECL	Current expected credit loss model
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CME	Chicago Mercantile Exchange
Company	United Community Banks, Inc. (interchangeable with "United" below)
CRA	Community Reinvestment Act
CVA	Credit valuation adjustment
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DRIP	Dividend Reinvestment and Stock Purchase Plan
DTA	Deferred tax asset
DTL	Deferred tax liability
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Federal Reserve System
FHLB	Federal Home Loan Bank
FINRA	Financial Industry Regulatory Authority
FinTrust	FinTrust Capital Partners, LLC, and its operating subsidiaries, FinTrust Capital Advisors, LLC, FinTrust Capital Benefits Group, LLC and FinTrust Brokerage Services, LLC
First Miami	First Miami Bancorp, Inc. and its wholly-owned subsidiary, First National Bank of South Miami
Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully taxable equivalent
GADBF	Georgia Department of Banking and Finance
GAAP	Accounting principles generally accepted in the United States of America
GLB Act	Gramm-Leach-Bliley Act
GSE	U.S. government-sponsored enterprise
HELOC	Home equity lines of credit

Holding Company	United Community Banks, Inc. on an unconsolidated basis
HTM	Held-to-maturity
LIBOR	United States Dollar London Interbank Offered Rate
LIHTC	Low income housing tax credits
MBS	Mortgage-backed securities
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Modified Retirement Plan	United's unfunded noncontributory defined benefit pension plan
Nasdaq	National Association of Securities Dealers Automated Quotations Stock Market
Navitas	Navitas Credit Corp.
NOW	Negotiable order of withdrawal
NPA	Nonperforming asset
OCI	Other comprehensive income
OREO	Other real estate owned
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCD	Purchased credit deteriorated loans
PPP	Paycheck Protection Program
Progress	Progress Financial Corporation and its wholly-owned subsidiary, Progress Bank & Trust
PSU	Performance based restricted stock unit awards with market conditions
Reliant	Reliant Bancorp, Inc. and its wholly-owned subsidiary, Reliant Bank
Report	Annual Report on Form 10-K
ROU asset	Right-of-use asset
RWA	Risk-weighted assets
SBA	United States Small Business Administration
SCBFI	South Carolina Board of Financial Institutions
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SIPC	Securities Investor Protection Corporation
TDR	Troubled debt restructuring
Three Shores	Three Shores Bancorporation, Inc.
U.S. Treasury	United States Department of the Treasury
UCBI	United Community Banks, Inc. and its direct and indirect subsidiaries
UCMS	United Community Mortgage Services
UCPS	United Community Payment Systems, LLC
United	United Community Banks, Inc. and its direct and indirect subsidiaries
USDA	United States Department of Agriculture

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
Because forward-looking statements relate to the future, they are subject to known and unknown risks, uncertainties, assumptions and changes in circumstances, many of which are out of our control, and that are difficult to predict as to timing, extent, likelihood and degree of occurrence, and that could cause actual results to differ materially from the results implied or anticipated by the statements. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those described in detail under Items 1A of this Report - “Risk Factors” - include, but are not limited to the following:
•negative economic and political conditions that adversely affect the general economy, housing prices, the real estate market, the job market, consumer confidence, the financial condition of our borrowers and consumer spending habits, which may affect, among other things, the levels of NPAs, charge-offs and provision expense;
•changes in loan underwriting, credit review or loss policies associated with economic conditions, examination conclusions or regulatory developments, either as they currently exist or as they may be affected by conditions associated with the COVID-19 pandemic;
•the continuing effects of the COVID-19 pandemic and the potential effects of other pandemics or public health conditions on the economic and business environments in which we operate;
•strategic, market, operational, liquidity and interest rate risks associated with our business;
•potential fluctuations or unanticipated changes in the interest rate environment, including interest rate changes made by the Federal Reserve, replacements of LIBOR and replacement or reform of other interest rate benchmarks, as well as cash flow reassessments may reduce net interest margin and/or the volumes and values of loans made or held as well as the value of other financial assets;
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
•risks with respect to our ability to identify and complete future mergers or acquisitions as well as our ability to successfully expand and integrate those businesses and operations that we acquire;
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
•volatility in the ACL resulting from the CECL methodology, either alone or as that may be affected by conditions affecting our business;
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
•the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as war or terrorist activities, the Russian invasion of Ukraine, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs; and
•other risks and uncertainties disclosed in documents filed or furnished by us with or to the SEC, any of which could cause actual results to differ materially from future results expressed, implied or otherwise anticipated by such forward-looking statements.

PART I
Unless the context otherwise requires, the terms “we,” “our,” or “us” refer to United Community Banks, Inc. and its direct and indirect subsidiaries, including United Community Bank.

ITEM 1. BUSINESS

Overview

United Community Banks, Inc. is a Georgia corporation incorporated in 1987 and headquartered in Blairsville, Georgia. We are a bank holding company under the BHC Act and, as of July 1, 2021, a financial holding company under the GLB Act. We provide diversified financial services primarily through our principal subsidiary, United Community Bank. The Bank was founded in 1950 as a Georgia state-chartered bank and converted to a South Carolina state-chartered bank effective on July 1, 2021. We have grown through a combination of acquisitions and strategic growth throughout Georgia, South Carolina, North Carolina, Tennessee, and Florida, as well as nationally through our SBA/USDA lending and equipment finance businesses. As of December 31, 2022 we had consolidated total assets of $24.0 billion. On January 3, 2023, we entered the Alabama market with the acquisition of Progress.

As a financial holding company, we coordinate the financial resources of the consolidated enterprise and maintain systems of financial, operational, and administrative control intended to coordinate selected policies and activities, including as described in Item 9A of Part II.

Recent Developments

Acquisition of Reliant

On January 1, 2022, we acquired Reliant, a bank headquartered in Brentwood, Tennessee, a suburb of Nashville. Reliant operates a 25 branch network in Tennessee, located primarily in the Nashville, Clarksville and Chattanooga metropolitan areas. It also has a manufactured housing finance group based in Knoxville. In this acquisition, we acquired $2.96 billion of assets and assumed $2.66 billion of liabilities.

Acquisition of Progress

Subsequent to year-end, on January 3, 2023, United completed the acquisition of Progress, a bank headquartered in Huntsville, Alabama. Progress operates 13 branches in Alabama and the Florida Panhandle. As of December 31, 2022, Progress reported total assets of $1.76 billion, total loans of $1.48 billion and total deposits of $1.34 billion.

Acquisition of First Miami

Subsequent to year-end, on February 13, 2023, United announced an agreement to acquire First Miami, a bank headquartered in South Miami, Florida. First Miami operates 3 offices in the Miami metropolitan area and, as of December 31, 2022, had total assets of $1.0 billion, total loans of $594 million, and total deposits of $867 million. In addition to traditional banking products, First Miami offers private banking, trust and wealth management with approximately $312 million in assets under administration. The merger, which is subject to regulatory approval, the approval of First Miami shareholders, and other customary conditions, is expected to close in the third quarter of 2023.

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

Our business model combines the commitment to exceptional customer service of a local bank with the products and expertise of a larger institution. We have a strong culture focused on what we call “The Golden Rule of Banking” – treating each other and our customers the way we would want to be treated. We exist to serve our customers, and we are committed to making lives better through outstanding products, dedication to our customers, and serving the communities in which we operate.

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
Lending Activities

We offer a full range of lending services, including real estate, consumer and commercial loans, to individuals, small businesses, mid-sized commercial businesses and non-profit organizations. We also originate loans partially guaranteed by the SBA and to a lesser extent by the USDA loan programs. Our consolidated loans at December 31, 2022 were $15.3 billion, or 64% of total consolidated assets. The interest rates that we charge on loans vary with the degree of risk, maturity and amount of the loan, and are further subject to competitive pressures, deposit costs, availability of funds and government regulations.

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

Our full-service retail mortgage lending division, UCMS, is approved as a seller/servicer for the Fannie Mae and the Freddie Mac and provides fixed and adjustable-rate home mortgages. During 2022, the Bank originated $1.53 billion in residential mortgage loans for the purchase of homes and to refinance existing mortgage debt. The majority of these mortgages were sold into the secondary market without recourse to us, other than for breaches of warranties. We have retained the servicing on most of our mortgage loans sold.
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
Investments
We use our investment portfolio to provide for the investment of excess funds at acceptable risk levels while providing liquidity to fund loan demand or to offset fluctuations in deposits. Our portfolio consists primarily of residential and commercial mortgage-backed securities, asset-backed securities, U.S. Treasury, U.S. agency and municipal obligations. Many of the securities are classified by us as AFS and recorded on our balance sheet at fair value at each balance sheet date. Changes in fair value on AFS securities are generally recorded directly in our shareholders’ equity account and are not recognized in our income statement.
Wealth Management, Trust, and Insurance
Through our Wealth Management division, we provide financial planning services, customized portfolio management and investment advice utilizing an open architecture approach to the selection of asset managers. We also offer trust services to manage fiduciary assets. Seaside Capital Management, Inc. and FinTrust Capital Advisors, LLC are registered investment advisors that offer investment advisory services for clients who wish to utilize an independent custodian. FinTrust Insurance and Benefits, Inc. operates as an independent insurance agency for our clients. We also operate FinTrust Brokerage Services, LLC, a registered broker dealer.
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

Other General Information

Subsidiaries

Our consolidated operating subsidiaries at December 31, 2022 are listed in Exhibit 21 of this Report. Technical and regulatory details follow:

•The Bank is supervised and regulated as described in Supervision and Regulation in this Item below.
•FinTrust Capital Advisors, LLC and Seaside Capital Management, Inc. are registered with the SEC as investment advisers.
•Seaside Capital Management, Inc. is registered with the State of Florida as an investment adviser.
•FinTrust Brokerage Services, LLC is registered as a broker-dealer with the SEC and all states in which it conducts business for which registration is required and is a Member FINRA/SIPC.
•FinTrust Insurance and Benefits, Inc. is licensed as an insurance agency in all states in which it conducts business for which licensing is required.

Strategic Transactions - Acquisitions and Expansion

An element of our business strategy is to consider opportunities to expand into or enhance our presence in attractive markets in which we believe our operating model will be successful. We have entered new markets and expanded our product offerings both by establishing new branches and service locations and also by selective acquisitions of existing market participants. We have developed a number of commercial lending businesses organically, which provide local commercial real estate, middle market, senior living, renewable energy, builder finance and asset-based lending services. We generally seek acquisition partners that share a similar culture and commitment to customer service. Acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution to our book value may occur with any future transactions. Our goal is to maintain a reasonable earn-back period of any tangible book value dilution, using realistic growth and expense reduction assumptions, as well as to achieve an attractive return on investment. Our ability to engage in any potential acquisition will depend upon the review and approval from various bank regulatory authorities.

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

In addition, we experience seasonal variation in certain business efforts that affect our income and our asset and liability balances. Our mortgage business tends to be seasonally strong in the second and third quarters correlating with home buying trends. Our commercial lending businesses (including SBA and Navitas) tend to be seasonally weaker in the first quarter and seasonally stronger in the fourth quarter. In addition, our government deposit balances tend to be strongest in the third and fourth quarters correlating with their tax receipts.

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

Our banking business is highly dependent on the level of interest rates, whether federal monetary policy is easing or tightening, and on the shape of the interest rate yield curve. These factors also are cyclical, and are related in complex ways with the business cycle mentioned above.

These factors, and their impacts on us, often are mixed rather than consistently positive or negative. For example, low interest rates reduce the interest income we earn, reduce our costs of funding, tend to stimulate economic activity and loan growth, and, through lower debt service, tend to ease financial pressure on clients, reducing default risk. A steeper yield curve, one with long-term interest rates noticeably higher than short-term rates, is generally positive for our net interest margin as lower short rates will keep our deposit costs down while higher long rates will support the rates we can charge on lending. But if rates fall low enough (as they did prior to 2022), the yield curve can flatten, causing our margins to suffer. Moreover, the Federal Reserve tends to lower rates in response to, or to avoid, a weakening economy. Economic weakness tends to diminish client borrowing and other activities that otherwise benefit our performance.

Further information on these topics is presented: within Item 1A, Risk Factors under the headings: Risks from Changes in Economic Conditions, Risks Associated with Monetary Events, Liquidity and Funding Risk, and Interest Rate and Yield Curve Risks.

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

Human Resources Management

As of January 31, 2023, we had 3,046 full-time equivalent employees, compared to 2,921 at January 31, 2022. None of our employees are represented by a union, collective bargaining agreement or similar arrangement, and we have not experienced any labor disputes or strikes arising from any organized labor groups. Our employees support our vision to follow what we call “The Golden Rule of Banking” – to treat each other, and our customers, the way we would like to be treated. We believe that our ability to earn the trust of our customers and deliver exceptional customer service hinges on our culture, which in turn depends upon the dedication and engagement of our employees. When employees are dedicated and engaged, they take extra steps for our customers. We have a community bank mindset, empowering employees to make decisions at the local level, while arming our employees with the products, services, and centralized support of a larger institution. We are committed to attracting and retaining talented employees whose values align with our customer service mission, creating meaningful opportunities for training and advancement, and being an extraordinary place to work.

Diversity and Inclusion

We strive to foster an open, supportive workplace in which our employees can grow professionally and achieve their potential. We pride ourselves on maintaining workplaces that are intended to inspire employees to voice their ideas and openly express opinions for the betterment of the Bank, our employees, and our customers. We desire that all employees feel that they are operating in an inclusive environment that welcomes and supports differences. We believe that encouraging input from all perspectives allows us to provide our customers with creative ideas and solutions for operating effectively in a complex, ever-changing marketplace.

In 2020, to strengthen a sense of belonging for all employees, we formed our Diversity and Inclusion Council, called the “Power of U.” In addition to leadership provided by our Board and executive management, our Diversity and Inclusion Council is designed to recommend strategies, programs, and opportunities to foster diversity and inclusion. The Power of U is comprised of 14 members from across our geographical footprint and focuses on enhancing the Bank’s culture of teamwork, communication and connection.

Oversight and Management

Our Board and its Talent and Compensation Committee provide oversight on human capital matters, including overall compensation philosophy, equity award programs, diversity and inclusion and succession planning. Our Human Resources, Legal and Compliance departments develop policies associated with our labor and human capital practices, identify risks, and implement practices to mitigate those risks, under the oversight of the Board and its committees. At the management level, our Employee Benefits Committee is responsible for reviewing and approving our employee benefits programs, including healthcare and other benefits. Our Incentive Compensation Committee is responsible for overseeing, reviewing and approving the non-executive incentive compensation plans for our employees and for assessing the risks associated with those incentive compensation plans.

Compensation and Benefits

We are committed to providing competitive compensation and benefits programs designed to attract, retain, motivate and reward employees for matching the right products with our customers’ needs, while also staying within our risk tolerance. We offer a variety of group health plans for our employees, including prescription drug coverage, comprehensive dental and vision plans, disability and life insurance and health care accounts, which help our employees reduce the costs of medical and dependent care by allowing them to set aside pre-tax dollars. Employees are eligible to contribute to our 401(k) Retirement Plan beginning the first of the month following their date of employment and may earn a company match on 5% of pay after 90 days of service.

Talent Development

Through our talent development initiatives, such as Boundary Spanning Leadership and Leadership Academy, our internal team and subject matter experts provide our employees with quality continuing education on a variety of topics. Participation in continuing education is expected and supported so our employees stay informed and up to date on information, skills and systems.

Through our memberships with the American Bankers Association, the Risk Management Association, the Mid-Size Bank Coalition of America, and state bankers associations, our employees have access to resources, online training, conferences, and discussion groups designed for bankers at all levels in all roles. We encourage our employees to utilize these resources, and we support our employees’ involvement with these organizations for training, to advance their knowledge and skills sets, and to develop leadership skills. Many of our employees are actively engaged in leadership roles, forums, task forces and other groups within these organizations.

To encourage, support, and equip our rising leaders with relevant skills, we offer our Leadership Academy, an annual program for a selected group of individuals who exemplify the qualities of a next generation leader. The program is designed to empower emerging leaders with the knowledge and skills necessary to lead our Bank. Participants are selected annually for the multi-month program and engage in strategic projects, leadership and business development sessions and executive and senior leadership roundtable mentoring. This is intended to allow our future leaders with the highest potential to enhance their knowledge and skills, grow in understanding of our culture and how we do business, and be challenged with assignments that strategically impact the Bank.

Employee Engagement Surveys

The Best Banks to Work For program, initiated in 2013 by American Banker and Best Companies Group, identifies and recognizes U.S. banks for outstanding employee satisfaction. We are honored to have been named one of American Banker’s 2022 Best Banks to Work For, an award we’ve received for six consecutive years.

We believe that an engaged workforce is one of our most valuable assets in sustaining our success and that we are on this list because we listen to our employees and respond to their concerns. We periodically conduct employee engagement surveys, facilitated by a third-party provider, to seek input and feedback from all of our employees across our entire footprint. Among other things, the survey asks employees to rate and comment on the Bank’s strategies and priorities, customer focus, operations, individual roles and responsibilities, competitiveness for compensation and benefits, work environment and employee engagement. The survey includes questions that ask employees to score certain questions, as well as allowing employees to provide open-ended feedback responses.

The employee engagement survey results are reviewed and discussed by both executive management and our Board. Our leadership analyzes the survey feedback for areas of improvement, progress and emphasis, and action plans are developed with cross functional bank representatives to address areas of opportunity. Our leadership takes the survey feedback into account in developing and prioritizing the Bank’s strategic plans and initiatives. We also share an overview of the survey results with our employees and communicate the changes we make in response to the survey to meet our employees’ needs, to enhance our employees’ experience and to continue to make our company an employer of choice.

Serving the needs of all the members of our communities also remains an important part of our strategy. We know employees want to work for companies that give back and, as an organization, we believe in the power of coming together for good. Through our “Together for Good Council,” a group of employees who help to coordinate volunteer efforts, guide charitable giving and lead each of our “Good Days” of service, we are continuing our efforts to enhance our community engagement initiatives and involvement with our local communities.

Competition

Our profitability depends principally on our ability to effectively compete in the markets in which we conduct business. We experience strong competition in all aspects of the businesses in which we engage from both bank and non-bank competitors. Broadly speaking, we compete with national banks, super-regional banks, smaller community banks, credit unions, non-traditional internet-based banks and insurance companies and agencies. We also compete with other financial intermediaries and investment alternatives such as mortgage companies, credit card issuers, leasing companies, finance companies, money market mutual funds, brokerage firms, governmental and corporate bond issuers, and other securities firms. Many of these non-bank competitors are not subject to the same regulatory oversight, which can provide them with a competitive advantage in some instances. In many cases, our competitors have substantially greater resources and offer certain services that we are unable to provide to our customers.
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

The Holding Company is an “affiliate” of the Bank under the Federal Reserve Act, which imposes certain restrictions on (1) loans by the Bank to the Holding Company, (2) investments in the stock or securities of the Holding Company by the Bank, (3) the Bank taking the stock or securities of an “affiliate” as collateral for loans by the Bank to a borrower and (4) the purchase of assets from the Holding Company by the Bank. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. See Transactions with Affiliates discussed below.

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

Payment of Dividends

The Holding Company is a legal entity separate and distinct from the Bank and other subsidiaries. The Holding Company’s principal source of cash flow, including cash flow to pay dividends on our stock or to pay principal (including premium, if any) and interest on debt securities is dividends paid to it by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends and other distributions by the Bank, as well as by the Holding Company to its shareholders.

During 2022, 2021 and 2020, the Bank paid dividends to the Holding Company of $133 million, $217 million and $150 million, respectively. The Holding Company declared quarterly cash dividends on its common stock in 2022, 2021 and 2020 totaling $0.86, $0.78 and $0.72 per share, respectively.

The Holding Company

Under Georgia corporate law, we may not pay cash dividends if, after giving effect to such payment, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus any amounts needed to satisfy any preferential rights if we were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, our Board must consider our current and prospective capital, liquidity, and other needs, including the needs of the Bank which we are obligated to support.

The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company generally should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality, and overall financial condition. The Federal Reserve has also indicated that a bank holding company should not maintain a level of cash dividends that places undue pressure on the capital of its bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that undermine the bank holding company’s ability to act as a source of strength to its bank subsidiaries. The Holding Company and the Bank must also maintain the CET1 capital conservation buffer of 2.5% to avoid becoming subject to restrictions on capital distributions, including dividends, as described below under Capital Adequacy-Basel III Capital Standards.

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

Transactions with Affiliates

Federal banking laws restrict transactions between a bank and its affiliates, including a parent BHC. The Bank is subject to these restrictions, which include quantitative and qualitative limits on the amounts and types of permissible transactions, including extensions of credit to affiliates, investments in the stock or securities of affiliates, purchases of assets from affiliates and certain other transactions with affiliates. These restrictions also require that credit transactions with affiliates be collateralized and that transactions with affiliates must be on terms substantially the same, or at least as favorable, as those prevailing at the time for comparable transactions with or involving nonaffiliates. In the absence of such comparable transactions, any transaction between banks and their affiliates must be on terms and under circumstances, including credit standards, which in good faith would be offered to or would apply to nonaffiliates. Generally, a bank’s covered transactions with any one affiliate are limited to 10% of the bank’s capital stock and surplus and covered transactions with all affiliates are limited to 20% of the bank’s capital stock and surplus. The Dodd-Frank Act expanded the scope of these regulations, including by applying them to the credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. Federal banking laws also place similar restrictions on loans and other extensions of credit by FDIC-insured banks, such as the Bank, and their subsidiaries to their directors, executive officers, and principal shareholders.

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

As of December 31, 2022, the Bank qualified as “well-capitalized” under the regulatory capital requirements discussed above. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. Institutions generally are not allowed to publicly disclose examination results.

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

FDIC Insurance Assessments; Deposit Insurance Fund

The Bank’s deposits are insured by the FDIC up to $250,000 per depositor subject to applicable limitations through the Deposit Insurance Fund. As a result, the Bank must pay deposit insurance assessments to the FDIC. The FDIC imposes a risk-based deposit premium assessment system to determine assessments based on a number of factors to measure the risk each institution poses to the Deposit Insurance Fund. The assessment rate is applied to our total average assets less tangible equity. Under the current system, premiums are assessed quarterly and could increase if, for example, criticized loans and/or other higher risk assets increase or balance sheet liquidity decreases. Because the Bank exceeds $10 billion in assets, the FDIC uses a “scorecard” system to calculate our assessments. Key factors include: the institution’s risk category; whether the institution is deemed large and highly complex; whether the institution qualifies for an unsecured debt adjustment; and whether the institution is burdened with a brokered deposit adjustment. Other factors can impact the base against which the applicable rate is applied, including (for example) whether a net loss is realized. The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. In October 2022, the FDIC announced a uniform 2 basis point increase in the deposit insurance assessment rate beginning in the first quarterly assessment period of 2023, with the intended purpose of having the Deposit Insurance Fund reach its statutory limit of 1.35 percent by the statutory deadline of September 30, 2028.

The FDIC may also terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Interchange Fee Restrictions

We are subject to regulations that severely cap interchange fees which the Bank may charge merchants for debit card transactions. These restrictions were required by a statutory provision known as the Durbin Amendment of the Dodd-Frank Act. The Federal Reserve’s final rules implementing the Durbin Amendment capped interchange fees for debit card transactions at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. Another related rule also permits an additional $0.01 per transaction “fraud prevention adjustment” to the interchange fee if certain Federal Reserve standards are implemented, including an annual review of fraud prevention policies and procedures. With respect to network exclusivity and merchant routing restrictions, all debit cards must now participate in at least two unaffiliated networks so that the transactions initiated using those debit cards will have at least two independent routing channels.

Incentive Compensation and Risk Management

In addition to the potential restrictions on discretionary bonus compensation under the Basel III rules, the federal bank regulatory agencies have issued guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees who have the ability to materially affect the risk profile of an institution, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the institution’s board of directors. We operate a risk management process for assessing risk in incentive compensation plans.

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

The scope and content of federal bank regulatory agencies’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. In 2016, federal agencies proposed regulations which could significantly change the regulation of incentive compensation programs at financial institutions. The proposal would create four tiers of institutions based on asset size. Institutions in the top two tiers would be subject to rules much more detailed and proscriptive than are currently in effect. If interpreted aggressively by the regulators, the proposed rules could be used to prevent, as a practical matter, larger institutions from engaging in certain lines of business where substantial commission and bonus pool arrangements are the norm. In the 2016 proposal, the top two tiers included institutions with more than $50 billion of assets, which would not currently apply to us. Additionally, prompted by post-2016 legislation which significantly raised several statutory asset-size tiers, if this proposal were finalized today, the $50 billion floor might be raised significantly, allowing us to remain in the third tier for the foreseeable future. We cannot predict what final rules may be adopted, nor how they may be implemented and, therefore, it cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate our key employees.

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

Cross-Guarantee Liability

A depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. Any FDIC damage claim is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. Currently the Bank is our only depository institution subsidiary. If we were to own or operate another depository institution, any loss suffered by the FDIC in respect of one subsidiary bank would likely result in assertion of the cross-guarantee provisions, the assessment of estimated losses against our other subsidiary bank(s), and a potential loss of our investment in our subsidiary banks.

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

The Federal Reserve, the OCC, and the FDIC have adopted revised CRA regulations based upon rules adopted jointly by the agencies in 1995. These rules were effective January 1, 2022.

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

As of December 31, 2022, we are a financial holding company and we have a number of financial subsidiaries, as discussed in Subsidiaries in this Item.

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

Our registered broker-dealer subsidiary is subject to the SEC’s net capital rule, Rule 15c3-1. That rule requires the maintenance of minimum net capital and limits the ability of the broker-dealer to transfer large amounts of capital to a parent company or affiliate. Compliance with the rule could limit operations that require intensive use of capital, such as underwriting and trading.

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

Our primary areas of competition include: consumer and commercial deposits, commercial loans, consumer loans including home mortgages and lines of credit, financial planning and wealth management, fixed income products and services, and other consumer and commercial financial products and services. Our competitors in these areas include national, state and non-U.S. banks, credit unions, savings and loan associations, consumer finance companies, mortgage banking firms, trust companies, securities brokerage firms, investment counseling firms, insurance companies and agencies, money market funds and other mutual funds, hedge funds and other financial services companies that serve in our markets. The emergence of non-traditional, disruptive service providers (see Industry Disruption section below) has intensified this competitive environment. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as check-cashing, automatic transfer and automatic payment systems and “peer-to-peer” lending in which investors provide debt financing and/or capital directly to borrowers. While traditional banks are subject to the same regulatory framework as we are, nonbanks experience a significantly different or reduced degree of regulation as well as lower cost structures. We may face a competitive disadvantage as a result of our smaller size, more limited geographic diversification and inability to spread costs across broader markets. Although we compete by concentrating marketing efforts in our primary markets with local advertisements, personal contacts and greater flexibility and responsiveness in working with local customers, customer loyalty can be easily influenced by a competitor’s new products and our strategy may or may not continue to be successful. Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability which, in turn, could have a material adverse effect on our business, financial condition and results of operations. We may also be affected by the marketplace loosening of credit underwriting standards and structures.

STRATEGIC AND MACRO RISKS
We may be unable to successfully implement our strategy to grow our commercial and consumer banking businesses.

Although our current strategy is expected to evolve as business conditions change, in 2023 our strategy is to continue to invest resources in our banking businesses and operations as we integrate the businesses and operations of our recent acquisitions, including FinTrust, Aquesta, Reliant and Progress and seek to exploit opportunities for cost and revenue synergies. In the future, we expect to continue to nurture profitable organic growth as well as pursue acquisitions or strategic transactions if appropriate opportunities, within or outside of our current markets, present themselves. Our failure or inability to successfully implement those strategies could have a material and adverse effect on our results of operation and financial condition.

Failure to achieve one or more key elements needed for successful business acquisitions and integrations could adversely affect our business and earnings.

Expanding in our current markets and selecting attractive new growth markets by opening additional branches and service locations or through acquisitions of all or part of other financial institutions involve risks, any one of which could result in a material and adverse effect upon our results of operation or financial condition. These risks include, without limitation, the following:

•our inability to identify and expand into suitable markets;
•our inability to identify and acquire suitable sites for new branches and service locations;
•our inability to identify and execute potential acquisition targets;
•our inability to develop accurate estimates and judgments to evaluate asset values and credit, operations, management and market risks with respect to an acquired branch or institution, a new branch office or a new market;
•our inability to realize certain assumptions and estimates to preserve the expected financial benefits of the transaction;

•our inability to avoid the diversion of our management’s attention from existing operations during the negotiation of a transaction;
•our inability to manage successful entry into new markets where we have limited or no direct prior experience;
•our inability to obtain regulatory and other approvals, or obtain such approvals without restrictive conditions;
•our inability to integrate the acquired business’ operations, clients, and properties quickly and cost-effectively;
•our inability to manage cultural assimilation risks associated with growth through acquisitions, which can be an often-overlooked and often-critical failure point in mergers;
•our inability to combine the franchise values of businesses that we acquire with those of ours without significant loss from re-branding and other similar changes; or
•our inability to retain core clients and key associates.

Failure to achieve one or more key elements needed for successful organic growth could adversely affect our business and earnings.

There are a number of risks to the successful execution of our organic growth strategy that could result in a material and adverse effect upon our results of operation and financial condition. These risks include, without limitation, the following:

•our inability to attract and retain clients in our banking market areas, particularly as we integrate our recent acquisitions, including FinTrust, Aquesta, Reliant and Progress;
•our inability to achieve and maintain growth in our earnings while pursuing new business opportunities;
•our inability to maintain a high level of client service while optimizing our physical branch count due to changing client demand, all while expanding our remote banking services and expanding or enhancing our information processing, technology, compliance, and other operational infrastructures effectively and efficiently;
•our inability to maintain loan quality in the context of significant loan growth;
•our inability to attract sufficient deposits and capital to fund anticipated loan growth;
•our inability to maintain adequate common equity and regulatory capital while managing the liquidity and capital requirements associated with growth, especially organic growth and cash-funded acquisitions;
•our inability to hire or retain adequate management personnel and systems to oversee and support such growth;
•our inability to implement additional policies, procedures and operating systems required to support our growth;
•our inability to manage effectively and efficiently the changes and adaptations necessitated by a complex, burdensome, and evolving regulatory environment

Although we have in place strategies designed to achieve those elements that are significant to us at present, our challenge is to execute those strategies and adjust them, or adopt new strategies, as conditions change.

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

A number of recent technologies have worked with the existing financial system and traditional banks, such as the evolution of ATM cards into debit/credit cards and the evolution of debit/credit cards into smart phones. These sorts of technologies often have expanded the market for banking services overall while siphoning a portion of the revenues from those services away from banks and disrupting prior methods of delivering those services. Additionally, some recent innovations may tend to replace traditional banks as financial service providers rather than merely augmenting those services. For example, companies which claim to offer applications and services based on artificial intelligence are beginning to compete much more directly with traditional financial services companies in areas involving personal advice, including high-margin services such as financial planning and wealth management. The low-cost, high-speed nature of these “robo-advisor” services can be especially attractive to younger, less-affluent clients and potential clients, as well as persons interested in “self-service” investment management. Other industry changes, such as zero-commission trading offered by certain large firms able to use trading as a loss-leader, may amplify this trend. Similarly, inventions based on blockchain technology eventually may be the foundation for greatly enhancing transactional security throughout the banking industry, but also eventually may reduce the need for banks as secure deposit-keepers and intermediaries.

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

Operational risk can arise in many ways, including: errors related to failed or inadequate physical, operational, information technology, or other processes; faulty or disabled computer or other technology systems; fraud, theft, physical security breaches, electronic data and related security breaches, or other criminal conduct by associates or third parties; and exposure to other external events. Inadequacies may present themselves in myriad ways. Actions taken to manage one risk may be ineffective against others. For example, information technology systems may be sufficiently redundant to withstand a fire, incursion, malware, or other major casualty, but they may be insufficiently adaptable to new business conditions or opportunities. Efforts to make systems more robust may make them less adaptable, and vice-versa. Also, our efforts to control expenses, which is a significant priority for us, increases our operational challenges as we strive to maintain client service and compliance at high quality and low cost.

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

In recent years, the cost to us of hiring and retaining top revenue-producing talent has increased, and that trend is likely to continue. We have assembled a management team which has substantial background and experience in banking and financial services in our markets. Moreover, much of our organic loan growth in recent years was the result of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. We anticipate deploying a similar hiring strategy in the future. Additionally, operating our technology systems requires employees with specialized skills that are not readily available in the general employee candidate pool. Inability to retain these key personnel (including key personnel of the businesses we have acquired) or to continue to attract experienced lenders with established books of business could negatively affect our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. Moreover, the higher costs we must pay to hire and retain these experienced individuals could cause our noninterest expense levels to rise and negatively impact our results of operations.

RISKS FROM CHANGES IN ECONOMIC CONDITIONS
Inflationary pressures present a potential threat to our results of operation and financial condition.

The United States generally and the regions in which we operate specifically have recently experienced, for the first time in decades, significant inflationary pressures, evidenced by higher gas prices, higher food prices and other consumer items. Inflation represents a loss in purchasing power because the value of investments often does not keep up with inflation and erodes the purchasing power of money and the potential value of investments over time. Accordingly, inflation can result in material adverse effects upon our customers, their businesses (as a result of rising costs, including labor) and, as a result, our financial position and results of operations. Inflation also can and does generally lead to higher interest rates, which have their own separate risks. See Risks Associated With Monetary Events and Interest Rate and Yield Curve Risks in this Item 1A of this report.

Generally, in periods of economic downturns, including periods of rising interest rates and recessions, our realized credit losses increase, demand for our products and services declines, and the credit quality of our loan portfolio declines.

Our success depends significantly upon local, national and global economic and political conditions, as well as governmental monetary policies and trade relations. Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. Unlike banks that are more geographically diversified, we are a regional bank that provides services to customers primarily in Georgia, South Carolina, North Carolina, Tennessee and Florida. The market conditions in these markets may be different from, and could be worse than, the economic conditions in the United States as a whole. As discussed elsewhere in this Item 1A, inflationary pressures have caused the Federal Reserve to recently increase interest rates and indicate its intention to continue to do so. Increases in interest rates in the past have led to recessions of various lengths and intensities and might lead to such a recession in the near future. Such a recession or any other adverse changes in business and economic conditions generally or specifically in the markets in which we operate could affect our business, including causing one or more of the following negative developments:

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

RISKS ASSOCIATED WITH MONETARY EVENTS
The Federal Reserve has implemented significant economic strategies that have affected interest rates, inflation, asset values, and the shape of the yield curve. These strategies have had, and will continue to have, a significant impact on our business and on many of our clients.

In response to the recession in 2008 and the following uneven recovery, the Federal Reserve implemented a series of domestic monetary initiatives designed to lower interest rates and make credit easier to obtain. The Federal Reserve changed course in 2015, raising interest rates several times through 2018. Following a substantial and broad stock market decline in 2019 and the onset of the COVID-19 pandemic, the Federal Reserve lowered interest rates, which remained at historically low levels until 2022. In 2022, however, in response to inflationary pressures, the Federal Reserve has increased interest rates substantially and has indicated its intention to continue to do so. These increases in interest rates can have significant and adverse effects upon our business as well as the business of many of our customers.

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

Our reputation is a key asset for us. Reputation risk, or the risk to our earnings, liquidity and capital from negative public opinion, is inherent in our business. Our reputation is affected principally by our business practices and how those practices are perceived and understood by others. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices (including lending to certain customers that transact business in unpopular industries), corporate governance, regulatory compliance, securities compliance, mergers and acquisitions, from sharing or inadequate protection of customer information and from actions taken by government regulators and community organizations in response to that conduct. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry generally or that relates to parties with whom we have important relationships. Because we conduct most of our business under the “United” brand, negative public opinion about one business could affect our other businesses.

CREDIT AND COUNTERPARTY RISK
We face the risk that our clients may not repay their loans or other obligations and that the realizable value of collateral may be insufficient to avoid a charge-off.

We also face risks that other counterparties, in a wide range of situations, may fail to honor their obligations to pay us. In our business some level of credit charge-offs is unavoidable and overall levels of credit charge-offs can vary substantially over time. Lending activities are inherently risky. When we lend money or commit to lend, we incur credit risk or the risk of loss if borrowers do not repay their loans or other credit obligations. Credit risk includes, among other things, the quality of our underwriting, the impact of increases in interest rates and changes in the economic conditions in the markets where we operate as well as across the United States.

Rising interest rates and a weakening economy adversely affect the ability of some borrowers to repay outstanding loans as well as the value of the collateral securing some of these loans. If loan customers with significant loan balances fail to repay their loans, our results of operations, financial condition and capital levels will suffer.

We are exposed to higher credit and concentration risk from our commercial real estate, commercial and industrial and commercial construction lending.

Our credit risk and credit losses can increase if our loans become concentrated to borrowers engaged in the same or similar activities or to borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions. As of December 31, 2022, approximately 73% of our loan portfolio consisted of commercial loans, including commercial and industrial, equipment financing, commercial construction and commercial real estate mortgage loans. Our borrowers under these loans tend to be small to medium-sized businesses. These types of loans are typically larger than residential real estate loans or consumer loans. During periods of lower economic growth or challenging economic periods, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely affect our results of operations and financial condition. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

If our allowance for credit losses was required to be increased because it is not large enough to cover expected losses in our loan portfolio, our results of operations and financial condition could be materially and adversely affected.

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

RISKS RELATED TO PUBLIC HEALTH ISSUES, INCLUDING COVID-19
Outbreaks of communicable diseases, including COVID-19 and its variants, have led to periods of significant volatility in financial, commodities (including oil and gas) and other markets, adversely affected our ability to conduct normal business, adversely affected our clients, and are likely to harm our businesses, financial condition and results of operations.

The ongoing COVID-19 pandemic has caused and may continue to cause significant disruption in the international and United States economies and financial markets and has had an adverse effect on our business and results of operations. This has recently been accompanied by a surge in flu and other respiratory illnesses of varying seriousness and magnitude. The spread of these diseases, including COVID variants, has caused illness and death resulting in quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions, and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of the states in which we have branches, and most other states, periodically have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of public health issues have resulted in significant adverse effects for many different types of businesses, including, among others, those in the hospitality (including hotels and lodging) and restaurant industries, and resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate.

Although we are taking precautions to protect the safety and well-being of our employees and customers, the unpredictability of the pandemic and public health issues could result in any of the following:

•employees contracting these diseases, including COVID-19 or its variants;
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
•increased cybersecurity risks as a result of employees working remotely;

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

We operate in heavily regulated industries. Our regulatory burdens, including both operating restrictions and ongoing compliance costs, are substantial. We are subject to many banking, deposit, insurance, securities brokerage and underwriting, and consumer lending regulations in addition to the rules applicable to all companies whose securities are publicly traded in the U.S. securities markets. Failure to comply with applicable regulations could result in financial, structural, and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or limit our ability to pursue certain business opportunities. See Supervision and Regulation in Item 1 of this Report, for additional information concerning financial industry regulations. Federal and state regulations significantly limit the types of activities in which we, as a financial institution, may engage. In addition, we are subject to a wide array of other regulations that govern other aspects of how we conduct our business, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities often change these regulations or adopt new ones. Actions could be taken that would further limit the amount of interest or fees we can charge, further restrict our ability to collect loans or realize on collateral, affect the terms or profitability of the products and services we offer, or materially and adversely affect us in other ways. The following paragraphs highlight certain specific important risk areas related to regulatory matters currently. These paragraphs do not describe these risks exhaustively, and they do not describe all such risks that we face currently. Moreover, the importance of specific risks will grow or diminish as circumstances change.

Failure to maintain certain regulatory capital levels and ratios could result in regulatory actions that would be materially adverse to our shareholders.

U.S. capital standards are discussed under the captions Capital Adequacy and Prompt Corrective Action in Item 1 of this Report and the caption “Capital Resources and Dividends” in Item 7 of this report. Pressures to maintain appropriate capital levels and address business needs in a changing economy could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could be dilutive or otherwise have an adverse effect on our shareholders. Such actions could include: reduction or elimination of dividends; the issuance of common or preferred stock, or securities convertible into stock; or the issuance of any class of stock having rights that are adverse to those of the holders of our existing classes of common or preferred stock. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make share repurchases or redemptions. Higher capital levels could also lower our return on equity. Additional information concerning these risks and our management of them, all of which is incorporated into this Item 1A by this reference, appears: under the captions Capital Adequacy and Prompt Corrective Action in Item 1 of this report; under the caption “Capital Resources and Dividends” of Part II, Item 7. MD&A; and Note 22 Regulatory Matters, of Part II, Item 8. Financial Statements.

Political dysfunction and volatility within the federal government, both at the regulatory and Congressional level, creates significant potential for major and abrupt shifts in federal policy regarding bank regulation, taxes, and the economy, any of which could have significant and adverse impacts on our business and financial performance.

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

Recently, we have increased our reliance on secondary sources of liquidity to meet growth in loans, deposit withdrawal demands and otherwise fund operations and we expect to continue to use secondary sources in the near-term. Such secondary sources may include FHLB advances, brokered deposits, repurchase agreements, secured and unsecured federal funds lines of credit from correspondent banks, Federal Reserve borrowings and/or accessing the equity or debt capital markets. The availability of these secondary funding sources is subject to broad economic conditions, to regulation and to investor assessment of our financial strength and, as such, the cost of funds may fluctuate significantly and/or the availability of such funds may be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. Additionally, if we fail to remain “well-capitalized” our ability to utilize brokered deposits may be restricted. We have somewhat similar risks to the extent high balance core deposits exceed the amount of deposit insurance coverage available.

We anticipate we will continue to rely primarily on deposits, loan repayments, and cash flows from our investment securities to provide liquidity. However, in the current environment, the secondary sources of borrowed funds described above will be used to augment our primary funding sources. An inability to maintain or raise funds (including the inability to access secondary funding sources) in amounts necessary to meet our liquidity needs would have a substantial negative effect, individually or collectively, on our liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. For example, factors that could detrimentally impact our access to liquidity sources include our financial results, a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, a reduction in our credit rating, any damage to our reputation, counterparty availability, changes in the activities of our business partners, changes affecting our loan portfolio or other assets, or any other event that could cause a decrease in depositor or investor confidence in our creditworthiness and business. Our access to liquidity could also be impaired by factors that are not specific to us, such as general business conditions, interest rate fluctuations, severe volatility or disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, or legal, regulatory, accounting, and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies and financial markets as well as the policies and capabilities of the U.S.

government and its agencies, and may remain or become increasingly difficult due to economic and other factors beyond our control. Any such event or failure to manage our liquidity effectively could affect our competitive position, increase our borrowing costs and the interest rates we pay on deposits, limit our access to the capital markets, or cause us to sell investment securities and incur losses from those sales, any and all of which could have a material adverse effect on our results of operations or financial condition. Changes associated with LIBOR and other interest rate benchmarks also may impact our funding ability; see Interest Rate and Yield Curve Risks below.

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

Because of significant competitive pressures in our markets and the negative impact of these pressures on our deposit and loan pricing, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to benchmark rates, our net interest margin may be negatively impacted if these short-term rates begin to decrease and we are unable to lower deposit pricing accordingly. However, if short-term interest rates continue to rise, our results of operations may also be negatively impacted if we are unable to increase the rates we charge on loans or earn on our investment securities in excess of the increases we must pay on deposits and our other funding sources. As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be negatively affected.

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

The yield curve is a reflection of interest rates applicable to short and long-term debt. The yield curve is steep when short-term rates are much lower than long-term rates; it is flat when short-term rates and long-term rates are nearly the same; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve is usually upward sloping (higher rates for longer terms). However, the yield curve can be relatively flat or inverted (downward sloping), which has happened several times in the past few years. A flat or inverted yield curve, which tends to decrease net interest margin, would adversely impact our lending businesses and investment portfolio. In 2022, the Federal Reserve increased rates in response to inflation and, at times, the yield curve was inverted. We cannot predict how long those conditions will exist. See Risks Associated with Monetary Events within this section of the Report for additional information.

Discontinuance of, and transition away from, LIBOR (and any other reference rates) may adversely affect our reputation, business, financial condition and results of operations.

ICE Benchmark Administration, the administrator of LIBOR, ceased publication of one-week and two-month LIBOR on a representative basis on December 31, 2021. The remaining USD settings (i.e., overnight, one-month, three-month, six-month and 12-month) will cease or become non-representative immediately after June 30, 2023. On December 16, 2022, the Federal Reserve adopted a final rule that implements the Adjustable Interest Rate (LIBOR) Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts that have no, or inadequate, fallback provisions (“Final Rule”).

We no longer originate loans that reference Affected Benchmarks. New floating rate loans reference ARRs, such as SOFR. Affected Benchmarks, however, remain the reference rate in a significant number of our outstanding debt securities, loans, derivatives and long-

term debt, and in certain other assets and liabilities. Discontinuance of, and transition away from, such reference rates present various uncertainties and operational, legal, reputational, compliance, financial and other risks and challenges.

For example, certain products and contracts not covered by the Final Rule may contain language requiring us to undertake certain actions to determine ARRs to replace existing benchmarks or to exercise discretion in selection of such rates. We may face litigation, disputes or other actions from clients, counterparties, customers, investors or others based on various claims that we incorrectly interpreted or enforced such contract provisions or failed to appropriately communicate or effectuate such transition.

It is possible that the characteristics of ARRs may not be sufficiently similar to, or produce the economic equivalent of, the benchmark rates that they are intended to replace. For example, SOFR is a riskless rate. Historically, in periods of economic or financial industry stress, riskless rates that are analogous to SOFR have been relatively stable. In contrast, LIBOR, which is designed to reflect the credit risk of banks, has widened relative to riskless rates, reflecting increased uncertainty regarding the creditworthiness of banks. SOFR, because it is riskless, tends to be a lower rate than LIBOR. To address these differences between LIBOR and SOFR, industry-recommended LIBOR fallback provisions and the Final Rule include a concept of an adjustment spread that is applied when a LIBOR-based contract falls back to SOFR and that is calculated based on a five-year median look-back of the historical spot difference between the applicable LIBOR tenor and the applicable SOFR tenor. However, because any such adjustment spread is and will be based on a historical median, such adjustment spreads have not, and are likely in the future to not, reflect the spot difference between LIBOR and SOFR at certain points in time and there may be a value transfer between the contracting parties over the life of the instrument because the all-in rate applied to a contract, even taking into account the spread adjustment, might have behaved differently over the life of the instrument in the absence of LIBOR cessation.

Impacts from a change in reference rate would likely include changes to the yield on, and value of, loans or securities held by us, amounts paid on securities we have issued, and amounts received and paid on derivative instruments we have entered into. Any theoretical benefit to us could result in counterparty dissatisfaction, which, in turn could lead to litigation, potentially as class actions, or other adverse consequences, including dissatisfied customers or impaired relationships with financial institution counterparties resulting in loss of business.

In sum, the transition away from Affected Benchmarks to an alternative reference rate is complex and the failure to adequately manage the transition could have a range of material adverse effects, including the potential to:

•adversely affect the pricing, liquidity, value of, return on, and trading for a broad array of financial products, including any Affected Benchmark-linked securities, loans and derivatives that are included in our financial assets and liabilities;
•prompt inquiries or other actions from regulators in respect of our preparation for, execution of, or replacement of Affected Benchmarks with ARRs;
•result in disputes, litigation or other actions with clients, counterparties and investors in various scenarios, such as regarding our interpretation, implementation and/or enforcement of (i) provisions in Affected Benchmark-linked contracts such as fallback language or other related provisions (including, without limitation, in the case of fallbacks to ARRs, any economic, legal, operational or other impact resulting from the fundamental differences between the Affected Benchmarks and the various ARRs) or (ii) the Final Rule;
•require additional transition to or development of appropriate systems and analytics to effectively transition our risk management processes from Affected Benchmarks to those based on one or more ARRs in a timely manner, including by quantifying value and risk for various ARRs, which may prove challenging given the limited history of the proposed ARRs;
•cause us to incur additional costs in relation to any of the above factors.

See also the “Recent Developments” section in Part II, Item 7. MD&A.

ACCOUNTING AND TAX RISKS
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make significant assumptions, estimates and judgments that affect the financial statements.

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

In addition, changes in accounting standards or interpretations could negatively impact our reported earnings and financial condition.

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

GEOGRAPHIC AND CLIMATE RISKS
We are subject to risks of operating in various jurisdictions.

Our success is also influenced heavily by population growth, income levels, loans and deposits and on stability in real estate values in our markets. To a significant degree our banking business is exposed to economic, regulatory, natural disaster, and other risks that primarily impact the southeastern U.S. states where we do most of our traditional banking business. If that region of the U.S. did not grow or was to experience adversity not shared by other parts of the country, for example the risk of hurricanes in Florida and the Carolina coasts, we would likely experience adversity to a degree not shared by those competitors which have a broader or different regional footprint. If market and economic conditions deteriorate, this may lead to valuation adjustments on our loan portfolio and losses on defaulted loans and on the sale of other real estate owned. Additionally, such adverse economic conditions in our market areas, specifically decreases in real estate property values due to the nature of our loan portfolio, the majority of which is secured by real estate, could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. We are less able than larger institutions to spread the risks of unfavorable local economic conditions across a larger number of more diverse economies.

Natural disasters and weather-related events exacerbated by climate change could have a negative impact on our results of operations and financial condition.

We operate in markets in which natural disasters, including tornadoes, severe storms, fires, floods, hurricanes and earthquakes have occurred. Such natural disasters could significantly affect the local population and economies, the activities of many of our customers and clients, and our business, and could pose physical risks to our properties. Although our banking offices are geographically dispersed throughout portions of the southeastern United States and we maintain insurance coverage for such events, a significant natural disaster in or near one or more of our markets could have a material adverse effect on our financial condition, results of operations or liquidity.

The markets in which we operate also are exposed to the adverse impacts of climate change, as well as uncertainties related to the transition to a low-carbon economy. Climate change presents both immediate and long-term risks to us and our customers and clients, with the risks expected to increase over time.

Climate risks can arise from both physical risks (those risks related to the physical effects of climate change) and transition risks (risks related to regulatory, compliance, technological, stakeholder and legal changes from a transition to a low-carbon economy). The physical and transition risks can manifest themselves differently across our risk categories in the short, medium and long terms.

The physical risk from climate change could result from increased frequency and/or severity of adverse weather events. For example, adverse weather events could damage or destroy our properties or our counterparties’ properties and other assets and disrupt operations, making it more difficult for counterparties to repay their obligations, whether due to reduced profitability, asset devaluations or otherwise. These events could also increase the volatility in financial markets and increase our counterparty exposures and other financial risks, which may result in lower revenues and higher cost of credit.

Transition risks may arise from changes in regulations or market preferences toward a low-carbon economy, which in turn could have negative impacts on asset values, results of operations or our reputation or that of our customers and clients. For example, our corporate credit exposures include industries that may experience reduced demand for carbon-intensive products due to the transition to a low-carbon economy. Moreover, banking regulators and others are increasingly focusing on the issue of climate risk at financial institutions, both directly and with respect to their clients. As an example, although not currently applicable to us, on December 16, 2021, the OCC requested feedback on draft principles designed to support the identification and management of climate-related financial risks at institutions with more than $100 billion in total consolidated assets.

Even as regulators, such as the SEC, begin to propose or mandate additional disclosure of climate-related information by companies across sectors, there may continue to be a lack of information for more robust climate-related risk analyses. Third party exposures to climate-related risks and other data generally are limited in availability and variable in quality. Modeling capabilities to analyze climate-related risks and interconnections are improving but remain incomplete. Legislative or regulatory uncertainties and changes regarding climate-related risk management and disclosures are likely to result in higher regulatory, compliance, credit, reputational and other risks and costs (for additional information, see Regulatory, Legislative and Legal Risks above). In addition, we could face increased regulatory, reputational and legal scrutiny as a result of climate risk.

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

At December 31, 2022, we had outstanding senior debentures, subordinated debentures, trust preferred securities and accompanying subordinated debentures and preferred stock totaling $421 million. Payments of the principal and interest on the senior debentures, subordinated debentures and the subordinated debentures accompanying the trust preferred securities and dividends on the preferred stock are senior to payments with respect to shares of our common stock. We also conditionally guarantee payments of the principal and interest on the trust preferred securities. As a result, we must make payments on these debt instruments (including the related trust preferred securities) and preferred shares before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debt and preferred shares must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the subordinated debentures related to the trust preferred securities (and the related guarantee of payments on the trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock. If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on the subordinated debentures related to the trust preferred securities (and the related guarantee of payments on the trust preferred securities).

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our executive offices are located at 125 Highway 515 East, Blairsville, Georgia and 2 West Washington Street, Suite 700, Greenville, South Carolina. We own our executive office in Blairsville, Georgia and lease our executive office in Greenville, South Carolina. As of December 31, 2022, we provided services or performed operational functions at 228 locations. We own or lease no single physical property that we consider to be materially important to our financial condition or results from operations. Our retail branches, loan and mortgage production offices and wealth management offices remain important to our ability to deliver financial services to a large portion of our clients. For many years, branch usage by clients has slowly declined, and for many years we have slowly consolidated branch locations in response to changing utilization patterns. We expect that long-term trend to continue. We consider our properties to be suitable and adequate for operating our banking business. Notes 7 and 14 to our consolidated financial statements include additional information regarding investments in premises and equipment and leased properties.

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

PART II

ITEM 5.    MARKET FOR UNITED’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock. United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. At January 31, 2023, there were 8,993 record shareholders of United’s common stock.

Dividends. Our Board declared quarterly cash dividends totaling $0.86 and $0.78 per share on our common stock in 2022 and 2021, respectively. We currently intend to continue to pay comparable quarterly cash dividends on our common stock, subject to approval by our Board, although we may elect not to pay dividends or to change the amount of such dividends. The payment of dividends is a decision of our Board based upon then-existing circumstances, including our rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant.

Additional information regarding dividends is included in this Report in Note 22 to our consolidated financial statements in Part II Item 8 Financial Statements and Supplementary Data, under the heading of “Supervision and Regulation” in Part I Item 1. Business and under the heading “Capital Resources and Dividends” in Part II, Item 7. MD&A.

Share Repurchases. We made no common stock repurchases during the fourth quarter of 2022. In November 2022, our Board re-authorized the existing common stock repurchase plan to allow the repurchase of up to $50 million of our common stock. The program is scheduled to expire on the earlier of the repurchase of our common stock having an aggregate purchase price of $50 million or December 31, 2023. Under the program, shares may be repurchased in open market transactions at prevailing market prices or in privately negotiated transactions, from time to time, or by other means in accordance with federal securities laws, and the program may be suspended or discontinued at any time without notice. The actual timing, number and value of shares repurchased under the program will be determined by management at its discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, and applicable legal requirements. Repurchased shares will become treasury shares and may be utilized for general corporate purposes.

Performance Graph. Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return on the Nasdaq Stock Market (U.S. Companies) Index and the Nasdaq Bank Stocks Index for the five-year period commencing December 31, 2017 and ending on December 31, 2022. The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the performance graphs by reference therein.

FIVE YEAR CUMULATIVE TOTAL RETURNS*
COMPARISON OF UNITED COMMUNITY BANKS, INC., NASDAQ STOCK MARKET (U.S.) INDEX AND NASDAQ BANK INDEX
As of December 31

250
200
150
100
50
Dollars
2017
2018
2019
2020
2021
2022
United Community Banks, Inc.
Nasdaq Stock Market (U.S.) Index
Nasdaq Bank Index

	Cumulative Total Return*
	2017	2018	2019	2020	2021	2022
United Community Banks, Inc.	$100	$78	$115	$109	$142	$137
Nasdaq Stock Market (U.S.) Index	100	96	130	187	227	152
Nasdaq Bank Index	100	82	100	89	124	101

*     Assumes $100 invested on December 31, 2017 in our common stock and above noted indexes. Total return includes reinvestment of dividends at the closing stock price of the common stock on the dividend payment date and the closing values of stock and indexes as of December 31 of each year.

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes. The discussion of the components of our results of operations focuses on financial trends and events occurring between 2021 and 2022.

For additional information related to financial trends between 2021 and 2020 please see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 25, 2022, which information under that caption is incorporated herein by this reference. Historical results of operations are not necessarily predictive of future results.

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

Overview

We offer a wide array of commercial and consumer banking services and investment advisory services, which as of December 31, 2022, was comprised of a 192 branch network located throughout Georgia, South Carolina, North Carolina, Tennessee and Florida. Our equipment finance and SBA/USDA lending businesses operate throughout the United States. We have grown organically as well as through strategic acquisitions. At December 31, 2022, we had consolidated total assets of $24.0 billion and 2,843 full-time equivalent employees.

Recent Developments

Mergers and Acquisitions
In the past two years, we have continued to expand through acquisitions as follows:
•On January 1, 2022, we acquired Reliant, a bank which operated a 25-branch network primarily located in Middle Tennessee. In this acquisition, we acquired $2.96 billion of assets and assumed $2.66 billion of liabilities.
•On October 1, 2021, we acquired Aquesta, a bank which operated a network of branches primarily located in the Charlotte, North Carolina metropolitan area. We acquired total assets of $756 million, including $498 million in loans, and we assumed $658 million in deposits as of the acquisition date.
•On July 6, 2021, we acquired FinTrust, an investment advisory firm headquartered in Greenville, South Carolina, with additional locations in Anderson, South Carolina, and Athens and Macon, Georgia. The firm provides wealth and investment management services to individuals and institutions within its markets, which expanded our Wealth Management division.
Subsequent to year-end, on January 3, 2023, we completed the acquisition of Progress, a bank headquartered in Huntsville, Alabama that operates 13 offices in Alabama and the Florida Panhandle. As of December 31, 2022, Progress reported total assets of $1.76 billion, total loans of $1.48 billion and total deposits of $1.34 billion.
Also subsequent to year-end, on February 13, 2023, we announced an agreement to acquire First Miami, a bank headquartered in South Miami, Florida. First Miami operates 3 offices in the Miami metropolitan area and, as of December 31, 2022, had total assets of $1.0 billion, total loans of $594 million, and total deposits of $867 million. In addition to traditional banking products, First Miami offers private banking, trust and wealth management services with approximately $312 million in assets under administration. The merger, which is subject to regulatory approval, the approval of First Miami shareholders, and other customary conditions, is expected to close in the third quarter of 2023.
The acquired entities’ results are included in our consolidated results beginning on the respective acquisition dates. We continue to evaluate potential transactions as opportunities arise.

LIBOR and Other Benchmark Rates

As previously disclosed, to facilitate an orderly transition from Affected Benchmarks to ARRs, we maintain an enterprise-wide program to identify, assess and monitor risks associated with the expected discontinuation or non-representativeness of Affected Benchmarks. This program includes active involvement of senior management and regular reports through our risk management structure. Our activities are focused on operational implementation of the transition to ARRs, modification of financial contracts, internal and external communications, technology and operational system modifications and program strategy and governance. A significant majority of our derivative contracts and non-derivative contracts contain fallback provisions, fall within the scope of the Final Rule, or otherwise have an expected path that should allow for transition upon cessation of the Affected Benchmarks. Proactive efforts to transition Affected Benchmark-related arrangements in advance of cessation continue where applicable.

For more information on the expected replacement of LIBOR and other benchmark rates, see Part I, Item 1A. Risk Factors – Interest Rate and Yield Curve Risks of this Report.

Results of Operations
We reported net income of $277 million and net income - operating (non-GAAP) of $293 million in 2022. Net income - operating excludes merger related and other charges, which consists mostly of acquisition and branch closure costs. The following provides highlights of our financial results for 2022:
•We recorded a provision for credit losses of $63.9 million compared to a release of provision expense of $37.6 million for 2021. Provision expense for 2022 included $18.3 million related to the establishment of the ACL for the acquired Reliant non-PCD loans and unfunded commitments. The negative provision in 2021 was mostly driven by a more favorable economic forecast as the effects of the COVID-19 pandemic subsided.
•Net interest revenue increased $203 million, which reflects, in addition to organic loan growth, the impact of rising interest rates and the acquisitions of Reliant and Aquesta. During 2022, our net interest margin increased 31 basis points to 3.38% as the Federal Reserve increased the target federal funds rate by 425 basis points over the course of 2022, which allowed our loan yields to increase while we were able to slowly raise deposit rates and remain competitive. The widening net interest margin and the resulting increase in net interest revenue more than offset the $101 million increase in the provision for credit losses noted above.
•Noninterest income for 2022 was down $20.1 million, or 13%, compared to 2021, which substantially resulted from lower mortgage fees which were down $25.9 million from 2021 reflecting the natural slowing of the mortgage origination business as a result of higher mortgage rates. The slowing of the mortgage origination business is reflected in the dollar amount of loans closed, which was $1.53 billion in 2022 compared with $2.43 billion in 2021. Our mortgage servicing business generally performs inversely to our origination business and provides a natural, albeit imperfect, hedge due to slowing prepayment of mortgages as rates rise. This resulted in less reduction in our mortgage servicing rights asset and a positive market value adjustment, which combined added $9.92 million to mortgage fees, offsetting some of the decline in the origination business. Securities losses of $3.87 million realized in 2022 also contributed to the decrease in noninterest income. Most other noninterest income sources were up from 2021 reflecting the acquisitions of FinTrust, Aquesta and Reliant as well as general business growth. See Tables 4 through 6 of MD&A for further detail on noninterest income.
•Noninterest expenses increased $73.5 million, or 19%, compared to 2021, largely driven by the addition of FinTrust, Aquesta and Reliant operating expenses. Most notably, salaries and employee benefits increased $34.8 million, primarily due to growth in our employee base from acquisitions, partially offset by higher deferred loan origination costs from high loan production. Merger-related and other charges were up $5.41 million compared to 2021, which mostly reflects Reliant merger costs, including systems conversion. See Table 7 of MD&A for further detail on noninterest expense.

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

Fair Value Measurements

At December 31, 2022, the percentage of our total assets measured at fair value on a recurring basis was 16%. See Note 15 “Fair Value Measurements” in the consolidated financial statements herein for additional disclosures regarding the fair value of our assets and liabilities, including a description of the fair value hierarchy.

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

We have elected the fair value option for the majority of our portfolio of mortgage loans held for sale in order to reduce certain timing differences and better match changes in fair values of the loans with changes in the value of derivative instruments used to economically hedge them. The fair value of mortgage loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan, and as such is categorized as level 2.

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

As of December 31, 2022, we had level 3 assets, those valued using unobservable inputs, of $55.5 million. The total level 3 assets consisted of $36.6 million in residential mortgage servicing rights, $11.5 million in derivative assets, $5.19 million in servicing rights for SBA/USDA loans and $2.21 million of AFS debt securities. We also had level 3 derivative liabilities totaling $12.8 million.

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

UNITED COMMUNITY BANKS, INC.
Table 1 Selected Financial Information
For the Years Ended December 31,
(in thousands, except per share data)

	2022	2021	2020
INCOME SUMMARY
Interest revenue	$813,155	$578,794	$557,996
Interest expense	60,798	29,760	56,237
Net interest revenue	752,357	549,034	501,759
Provision for credit losses	63,913	(37,550)	80,434
Noninterest income	137,707	157,818	156,109
Total revenue	826,151	744,402	577,434
Noninterest expenses	470,149	396,639	367,989
Income before income tax expense	356,002	347,763	209,445
Income tax expense	78,530	77,962	45,356
Net income	277,472	269,801	164,089
Merger-related and other charges	19,375	13,970	7,018
Income tax benefit of merger-related and other charges	(4,246)	(3,174)	(1,340)
Net income - operating (1)*	$292,601	$280,597	$169,767

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$2.52	$2.97	$1.91
Diluted net income - operating (1)*	2.66	3.09	1.98
Common stock cash dividends declared	0.86	0.78	0.72
Book value	24.38	23.63	21.90
Tangible book value (3)*	17.13	18.42	17.56
Key Performance Ratios:
Return on common equity - GAAP (2)	9.54%	13.14%	9.25%
Return on common equity - operating (1)(2)*	10.07	13.68	9.58
Return on tangible common equity - operating (1)(2)(3)*	14.04	17.33	12.24
Return on assets - GAAP	1.13	1.37	1.04
Return on assets - operating (1)*	1.19	1.42	1.07
Net interest margin (FTE)	3.38	3.07	3.55
Efficiency ratio - GAAP	52.31	55.80	55.71
Efficiency ratio - operating (1)*	50.16	53.83	54.64
Equity to total assets	11.25	10.61	11.29
Tangible common equity to tangible assets (3)*	7.88	8.09	8.81
ASSET QUALITY
Total NPAs	$44,281	$32,855	$62,246
ACL - loans	159,357	102,532	137,010
Net charge-offs	9,654	38	18,316
ACL - loans to loans	1.04%	0.87%	1.20%
Net charge-offs to average loans	0.07	—	0.17
NPAs to total assets	0.18	0.16	0.35
AT PERIOD END ($ in millions)
Loans	$15,335	$11,760	$11,371
Investment securities	6,228	5,653	3,645
Total assets	24,009	20,947	17,794
Deposits	19,877	18,241	15,232
Shareholders’ equity	2,701	2,222	2,008
Common shares outstanding (thousands)	106,223	89,350	86,675

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

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Non-GAAP Performance Measures Reconciliation
Selected Financial Information
For the Years Ended December 31,
(in thousands, except per share data)

	2022	2021	2020
Noninterest expense reconciliation
Noninterest expenses (GAAP)	$470,149	$396,639	$367,989
Merger-related and other charges	(19,375)	(13,970)	(7,018)
Noninterest expenses - operating	$450,774	$382,669	$360,971

Net income reconciliation
Net income (GAAP)	$277,472	$269,801	$164,089
Merger-related and other charges	19,375	13,970	7,018
Income tax benefit of merger-related and other charges	(4,246)	(3,174)	(1,340)
Net income - operating	$292,601	$280,597	$169,767

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$2.52	$2.97	$1.91
Merger-related and other charges	0.14	0.12	0.07
Diluted income per common share - operating	$2.66	$3.09	$1.98

Book value per common share reconciliation
Book value per common share (GAAP)	$24.38	$23.63	$21.90
Effect of goodwill and other intangibles	(7.25)	(5.21)	(4.34)
Tangible book value per common share	$17.13	$18.42	$17.56

Return on tangible common equity reconciliation
Return on common equity (GAAP)	9.54%	13.14%	9.25%
Merger-related and other charges	0.53	0.54	0.33
Return on common equity - operating	10.07	13.68	9.58
Effect of goodwill and other intangibles	3.97	3.65	2.66
Return on tangible common equity - operating	14.04%	17.33%	12.24%

Return on assets reconciliation
Return on assets (GAAP)	1.13%	1.37%	1.04%
Merger-related and other charges	0.06	0.05	0.03
Return on assets - operating	1.19%	1.42%	1.07%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	52.31%	55.80%	55.71%
Merger-related and other charges	(2.15)	(1.97)	(1.07)
Efficiency ratio - operating	50.16%	53.83%	54.64%

Tangible common equity to tangible assets reconciliation
Equity to assets (GAAP)	11.25%	10.61%	11.29%
Effect of goodwill and other intangibles	(2.97)	(2.06)	(1.94)
Effect of preferred equity	(0.40)	(0.46)	(0.54)
Tangible common equity to tangible assets	7.88%	8.09%	8.81%

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

Net interest revenue for 2022 was $752 million, compared to $549 million for 2021. The net interest spread was 3.18% and 2.96% for 2022 and 2021, respectively, while the net interest margin was 3.38% and 3.07%, respectively. The following tables indicate the relationship between interest revenue and expense and the average amounts of assets and liabilities, which provide further insight into net interest spread and net interest margin for the periods indicated. The following discussion provides additional detail on the average balances and net interest revenue for the years ended December 31, 2022 and 2021.

For 2022, we reported a $235 million, or 40%, increase in FTE interest revenue compared to 2021. The main driver of the increase was the impact of rising interest rates on our asset sensitive balance sheet resulting from the Federal Reserve’s 425 basis point increase in the target federal funds rate. We were able to control the increase in interest rates on deposits while benefiting from increases in interest rates in our interest-earning assets, leading our net interest margin to expand by 31 basis points. Growth in average loans for the year ended December 31, 2022 of $3.09 billion, or 27%, compared to 2021 also contributed to the increase in interest revenue. The acquisitions of Reliant and Aquesta contributed $2.25 billion and $320 million, respectively, to the increase in average loans. PPP loan forgiveness, which resulted in a $368 million decrease in average loans for 2022 compared to 2021, partially offset net loan growth. Loan interest revenue included PPP-related interest income and accelerated recognition of deferred fees upon loan forgiveness and purchased loan accretion, which decreased $40.3 million and $10.3 million, respectively, in 2022 compared to 2021. These decreases in loan interest revenue were more than offset by the effect of rising interest rates and increased volume.

Controlling the increase in interest expense while maintaining liquidity was a key aspect of our 2022 margin expansion. In 2020 and 2021, we experienced significant deposit growth, which allowed us to grow our investment portfolio with the surplus liquidity. Much of this deposit growth appeared to be related to the pandemic, which we believed would eventually leave the bank as conditions returned to normal. As interest rates began to rise, our interest earning assets began to reprice faster than our cost of funds leading to the widening of our net interest margin. However, later in the year, we saw deposit balances begin to leave the bank as customers could achieve better returns in other investments. To address deposit balance attrition, we raised deposit pricing, which contributed to an increase in deposit interest expense of $27.3 million in 2022 compared to 2021, and we relied more heavily on wholesale funding sources to meet our short-term funding needs. These factors caused our cost of funds to increase and slowed the margin expansion. The average balance of interest-bearing deposits increased $2.35 billion for the year ended December 31, 2022 compared to 2021, mostly as a result of the acquisitions of Reliant and Aquesta.

As noted above, we began using wholesale funding sources to meet our short-term liquidity needs. The daily average balance of FHLB advances and short-term borrowings for 2022 were $34.0 million and $13.0 million, respectively. Our use of wholesale funding increased toward the end of 2022, with the year-end balances of FHLB advances and short-term borrowings rising to $550 million and $159 million, respectively. This shift in funding mix toward more expensive wholesale sources contributed to the 19 basis point increase in the average rate on interest-bearing liabilities from 2021 to 2022.

Table 2 - Average Consolidated Balance Sheets and Net Interest Margin Analysis
For the Years Ended December 31,
(in thousands, FTE)

	2022			2021			2020
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$14,571,746	$673,491	4.62%	$11,485,876	$504,015	4.39%	$10,466,653	$492,223	4.70%
Taxable securities (3)	6,284,603	121,501	1.93	4,446,712	61,994	1.39	2,532,750	55,031	2.17
Tax-exempt securities (FTE) (1)(3)	496,327	13,865	2.79	382,915	12,059	3.15	219,668	9,458	4.31
Federal funds sold and other interest-earning assets	1,065,057	9,104	0.85	1,680,151	4,784	0.28	1,007,059	4,753	0.47
Total interest-earning assets (FTE)	22,417,733	817,961	3.65	17,995,654	582,852	3.24	14,226,130	561,465	3.95
Noninterest-earning assets:
Allowance for credit losses	(135,144)			(121,586)			(106,812)
Cash and due from banks	204,852			139,728			136,702
Premises and equipment	288,044			230,276			217,751
Other assets (3)	1,275,263			1,013,956			993,584
Total assets	$24,050,748			$19,258,028			$15,467,355
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$4,486,263	17,312	0.39	$3,610,601	5,468	0.15	$2,759,383	7,735	0.28
Money market	4,900,667	18,274	0.37	3,972,358	5,380	0.14	3,023,928	13,165	0.44
Savings deposits	1,482,599	693	0.05	1,095,071	217	0.02	821,344	169	0.02
Time deposits	1,693,307	5,152	0.30	1,529,072	3,663	0.24	1,832,319	20,146	1.10
Brokered deposits	61,636	668	1.08	67,230	117	0.17	97,788	557	0.57
Total interest-bearing deposits	12,624,472	42,099	0.33	10,274,332	14,845	0.14	8,534,762	41,772	0.49
Federal funds purchased and other borrowings	13,004	507	3.90	44	—	—	1,220	3	0.25
FHLB advances	34,027	1,424	4.18	1,195	3	0.25	749	28	3.74
Long-term debt	323,102	16,768	5.19	276,492	14,912	5.39	274,069	14,434	5.27
Total borrowed funds	370,133	18,699	5.05	277,731	14,915	5.37	276,038	14,465	5.24
Total interest-bearing liabilities	12,994,605	60,798	0.47	10,552,063	29,760	0.28	8,810,800	56,237	0.64
Noninterest-bearing liabilities:
Noninterest-bearing deposits	7,967,321			6,276,094			4,600,152
Other liabilities	377,221			322,566			235,120
Total liabilities	21,339,147			17,150,723			13,646,072
Shareholders’ equity	2,711,601			2,107,305			1,821,283
Total liabilities and shareholders’ equity	$24,050,748			$19,258,028			$15,467,355
Net interest revenue (FTE)		$757,163			$553,092			$505,228
Net interest-rate spread (FTE)			3.18%			2.96%			3.31%
Net interest margin (FTE) (4)			3.38%			3.07%			3.55%

(1)Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used for each year was 26% reflecting the statutory federal rate and the federal tax adjusted state tax rate.
(2)Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(3)Unrealized gains and losses, including those related to the transfer from AFS to HTM, have been reclassified to other assets. Pretax unrealized losses of $277 million in 2022 and pretax unrealized gains of $28.7 million and $67.3 million in 2021 and 2020, respectively, are included in other assets for purposes of this presentation.
(4)Net interest margin is taxable equivalent net interest revenue divided by average interest-earning assets.

The following table shows the relative effect on net interest revenue resulting from changes in the average outstanding balances (volume) of interest-earning assets and interest-bearing liabilities and the rates we earned and paid on such assets and liabilities.

Table 3 - Change in Interest Revenue and Interest Expense
(in thousands, FTE)

	2022 Compared to 2021			2021 Compared to 2020
	Increase (decrease) due to changes in		Total	Increase (decrease) due to changes in		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest-earning assets:
Loans	$141,433	$28,043	$169,476	$46,031	$(34,239)	$11,792
Taxable securities	30,742	28,765	59,507	31,477	(24,514)	6,963
Tax-exempt securities	3,280	(1,474)	1,806	5,642	(3,041)	2,601
Federal funds sold and other interest-earning assets	(2,293)	6,613	4,320	2,386	(2,355)	31
Total interest-earning assets	173,162	61,947	235,109	85,536	(64,149)	21,387
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	1,604	10,240	11,844	1,946	(4,213)	(2,267)
Money market	1,517	11,377	12,894	3,239	(11,024)	(7,785)
Savings deposits	98	378	476	54	(6)	48
Time deposits	423	1,066	1,489	(2,879)	(13,604)	(16,483)
Brokered deposits	(11)	562	551	(137)	(303)	(440)
Total interest-bearing deposits	3,631	23,623	27,254	2,223	(29,150)	(26,927)
Federal funds purchased and other short-term borrowings	507	—	507	(1)	(2)	(3)
FHLB advances	905	516	1,421	11	(36)	(25)
Long-term debt	2,437	(581)	1,856	128	350	478
Total borrowed funds	3,849	(65)	3,784	138	312	450
Total interest-bearing liabilities	7,480	23,558	31,038	2,361	(28,838)	(26,477)
Increase in net interest revenue	$165,682	$38,389	$204,071	$83,175	$(35,311)	$47,864

Any variance attributable jointly to volume and rate changes is allocated to the volume and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Credit Losses

The ACL represents management’s estimate of life of loan credit losses in the loan portfolio and unfunded loan commitments. Management’s estimate of credit losses under CECL is determined using a model that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the ACL and resulting provision for credit losses. We recorded a provision for credit losses of $63.9 million in 2022, compared to a release of provision expense of $37.6 million in 2021. The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined by management reflecting expected life of loan losses.

The provision expense recorded during 2022 was primarily a result of a more negative economic forecast as of December 31, 2022 compared to that of the prior year, combined with higher net charge-offs recognized during the period. The 2022 provision expense included the initial provision for credit losses on Reliant’s non-PCD loans and unfunded commitments of $15.2 million and $3.12 million, respectively.

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

Noninterest Income

The following table presents the components of noninterest income for the periods indicated.

Table 4 - Noninterest Income
For the Years Ended December 31,
(in thousands)				Change
	2022	2021	2020	2022-2021
Service charge and fees:
Overdraft fees	$10,822	$10,137	$10,800	7%
ATM and debit card interchange fees	16,132	13,737	13,299	17
Other service charges and fees	11,209	9,994	8,302	12
Total service charges and fees	38,163	33,868	32,401	13
Mortgage loan gains and related fees	32,524	58,446	76,087	(44)
Wealth management fees	23,594	18,998	9,240	24
Gains from sales of other loans, net	10,730	11,267	5,420	(5)
Other lending and loan servicing fees	10,005	9,427	8,028	6
Securities (losses) gains, net	(3,872)	83	748
Other noninterest income:
Customer derivatives	2,180	3,198	6,392	(32)
Other investment gains	2,023	4,886	735	(59)
BOLI	6,603	3,552	5,080	86
Treasury management income	3,758	2,910	2,138	29
Other	11,999	11,183	9,840	7
Total other noninterest income	26,563	25,729	24,185	3
Total noninterest income	$137,707	$157,818	$156,109	(13)

During 2022, total service charges and fees increased compared to 2021 primarily due to the addition of Reliant and Aquesta customers for the full year of 2022 in addition to increases in organic transaction volume. Growth in overdraft fees was partially moderated by the impact of updates to our consumer overdraft policy implemented in the fourth quarter of 2021. The policy updates included the addition of a fee forgiveness feature, an increase to the overdraft threshold and a lower daily fee item limit.

Mortgage loan gains and related fees consist primarily of fees earned on mortgage originations, gains on the sale of mortgages in the secondary market, mortgage derivative hedging gains and losses and fair value adjustments to our mortgage loans held for sale and our mortgage servicing asset. The change in mortgage income is strongly tied to the interest rate environment and industry conditions. We recognize the majority of income on mortgages when customers enter into mortgage rate lock commitments, making our mortgage rate lock volume a significant driver of mortgage gains in any given period.

The decrease in mortgage loan gains and related fees was primarily a result of tapering mortgage refinance and mortgage rate lock demand compared to 2021, as reflected in the following table. In addition, we held more of our mortgage production in portfolio in comparison to 2021, which contributed to the decrease in volume of loans sold. During 2022, we recorded $6.35 million in positive fair value adjustments, including decay, to the mortgage servicing rights asset, which partially offset the decrease in mortgage loan gains. In comparison, we recorded a negative fair value adjustment, including decay, to the mortgage servicing rights asset of $3.57 million during 2021.

Table 5 - Selected Mortgage Metrics
For the Years Ended December 31,
(dollars in thousands)
	2022	2021	Change
Mortgage rate locks	$2,174,664	$3,120,137	(30)%
# of mortgage rate locks	5,562	8,956	(38)

Mortgage loans sold	$528,231	$1,347,105	(61)
# of mortgage loans sold	2,086	5,535	(62)

Mortgage loans originated
Purchases	$1,193,713	$1,386,046	(14)
Refinances	336,649	1,039,192	(68)
Total	$1,530,362	$2,425,238	(37)

# of mortgage loans originated	3,921	7,169	(45)

Our SBA/USDA lending strategy includes selling a portion of the loan production each quarter. The amount of loans sold depends on several variables including the current lending environment and balance sheet management activities. From time to time, we also sell certain equipment financing receivables based on market conditions. During 2022, we sold a higher volume of SBA and equipment financing receivables, although the gain on sale spread was lower than the prior year. The following table presents loans sold and corresponding gains recognized on SBA/USDA loans and other loans sold for the periods indicated.

Table 6 - Other Loan Sales
For the Years Ended December 31,
(in thousands)	2022		2021
	Loans Sold	Gain	Loans Sold	Gain
Guaranteed portion of SBA/USDA loans	$104,813	$8,090	$90,903	$8,843
Equipment financing receivables	89,850	2,640	59,097	2,424
Total	$194,663	$10,730	$150,000	$11,267

The increase in wealth management fees for 2022 compared to 2021 was largely due to the inclusion of FinTrust for the full year of 2022 compared with only six months of 2021. As of December 31, 2022, we had assets under management and assets under advisement totaling $4.30 billion, compared to $4.69 billion as of December 31, 2021.

The change in other noninterest income for 2022 compared to 2021 was primarily driven by the following factors:
•Other investment performance in 2022 yielded net lower positive fair value adjustments when compared to 2021. Unrealized losses in our deferred compensation plan assets in 2022 compared to unrealized gains in 2021 were the main driver of the decrease, partially offset by increased unrealized gains on equity securities and limited partnership investments.
•Lending and loan servicing fees for 2022 increased compared to 2021, mostly due to volume-driven fee income from our equipment finance business, partially offset by negative fair value adjustments to our SBA/USDA servicing asset.
•The increase in BOLI income in 2022 compared to 2021 reflects income earned on BOLI policies acquired with Reliant as well as death benefits recognized.
•Customer derivative income for 2022 decreased compared to 2021 due to rising interest rates negatively impacting the demand for customer derivative products. This was partially offset by improvements in the CVA on customer derivatives. The CVA improved due to rising interest rates, which lowered our overall credit exposure on customer derivative positions, and credit upgrades to underlying loans associated with the positions.

Noninterest Expenses

The following table presents the components of noninterest expenses for the periods indicated.

Table 7 - Noninterest Expenses
For the Years Ended December 31,
(in thousands)				Change
	2022	2021	2020	2022-2021
Salaries and employee benefits	$276,205	$241,443	$224,060	14%
Occupancy	36,247	28,619	25,791	27
Communications and equipment	38,234	29,829	27,149	28
Professional fees	20,166	20,589	18,032	(2)
Lending and loan servicing expense	9,350	10,859	10,993	(14)
Outside services - electronic banking	12,583	9,481	7,513	33
Postage, printing and supplies	8,749	7,110	6,779	23
Advertising and public relations	8,384	5,910	15,203	42
FDIC assessments and other regulatory charges	9,894	7,398	5,982	34
Amortization of intangibles	6,826	4,045	4,168	69
Other	24,136	17,386	15,301	39
Total excluding merger-related and other charges	450,774	382,669	360,971	18
Merger-related and other charges	19,375	13,970	7,018	39
Total noninterest expenses	$470,149	$396,639	$367,989	19

Noninterest expenses for 2022 totaled $470 million, up 19% from 2021. The addition of Reliant, FinTrust and Aquesta’s operating expenses for the full year of 2022 contributed to the increase, particularly in salaries and benefits and occupancy costs.

Salaries and employee benefits for 2022 increased $34.8 million compared to 2021. In addition to the growth in our employee base from acquisitions, the increase was also attributable to merit increases awarded during the second quarter of 2022 and a mid-year inflation-related salary adjustment for certain employees. These increases were partially offset by higher deferred loan origination costs resulting from increased loan production and lower deferred compensation plan expense driven by an unrealized loss on the investments in the plan. Full time equivalent headcount totaled 2,843 at December 31, 2022, up from 2,553 at December 31, 2021.

Occupancy costs increased 27% in 2022 compared to 2021, primarily due to acquisitions. We operated 192 branches at December 31, 2022, compared to 171 branches at December 31, 2021. Communications and equipment expense increased primarily due to incremental software contract costs. The increase in outside services - electronic banking reflects higher volume-based ATM network and internet banking costs.

Advertising and public relations expense increased compared to 2021 as a result of charitable contributions made to the United Community Bank Foundation, new marketing campaigns, promotions and sponsorships. In 2022, we made a $650,000 contribution to the United Community Bank Foundation. FDIC assessments and other regulatory charges increased compared to 2021 as a result of the increase in our average total assets and an increase in our assessment rate. We expect FDIC assessment expense to continue to increase in 2023 as result of the FDIC’s announced assessment rate increase of 2 basis points. Amortization of intangibles increased with the additional customer deposit and customer relationship intangibles recorded as a result of the acquisitions since mid-2021.

The increase in other expense in 2022 was primarily due to an increase in travel and meals expense, as well as increases in fraud losses. Merger-related and other charges for 2022 were primarily related to the acquisition of Reliant, including its system conversion during the second quarter of 2022. Merger-related and other charges for 2021 primarily consisted of merger costs related to the acquisitions of FinTrust and Aquesta.

Balance Sheet Review

Total assets at December 31, 2022 were $24.0 billion, an increase of $3.06 billion, or 15%, from December 31, 2021. Total liabilities at December 31, 2022 were $21.3 billion, an increase of $2.58 billion, or 14% from December 31, 2021. Shareholders’ equity totaled $2.70 billion and $2.22 billion at December 31, 2022 and 2021, respectively. The following discussion of the major components of our balance sheet highlights significant activity resulting in the change in our financial condition between December 31, 2021 and December 31, 2022.

Loans

Our loan portfolio is our largest category of interest-earning assets. At December 31, 2022, total loans were $15.3 billion compared to $11.8 billion at December 31, 2021, an increase of 30%. The net increase in loans was primarily attributable to organic growth and loans acquired in the Reliant transaction of $2.32 billion. The following presents the composition of our loan portfolio as of the dates indicated.

Table 8 - Loan Portfolio Composition
As of December 31, 2022
The following table sets forth the maturity distribution of our loan portfolio, including the interest rate sensitivity for loans maturing after one year. Approximately 73% of all loans were secured by real estate at year-end 2022.

Table 9 - Loan Portfolio Maturity
As of December 31, 2022
(in thousands)

	Maturity					Rate Structure for Loans Maturing Over One Year
	One Year or Less	2 - 5 Years	6 - 15 Years	After 15 Years	Total	Fixed Rate	Floating Rate
Owner occupied commercial real estate	$161,113	$996,796	$1,405,669	$171,088	$2,734,666	$1,896,491	$677,062
Income producing commercial real estate	463,284	1,741,211	849,880	207,251	3,261,626	1,626,047	1,172,295
Commercial & industrial	550,655	1,072,736	547,379	81,552	2,252,322	701,353	1,000,314
Commercial construction	469,042	736,889	308,522	83,395	1,597,848	340,957	787,849
Equipment financing	53,053	1,047,279	273,919	—	1,374,251	1,321,198	—
Total commercial	1,697,147	5,594,911	3,385,369	543,286	11,220,713	5,886,046	3,637,520
Residential mortgage	63,217	22,527	157,094	2,112,223	2,355,061	876,227	1,415,617
HELOC	18,130	45,654	111,683	674,802	850,269	266	831,873
Residential construction	396,420	5,485	39,628	1,020	442,553	7,649	38,484
Manufactured housing	—	388	44,627	271,726	316,741	316,741	—
Consumer	27,780	102,160	16,995	2,355	149,290	118,492	3,018
Total loans	$2,202,694	$5,771,125	$3,755,396	$3,605,412	$15,334,627	$7,205,421	$5,926,512

As of December 31, 2022, our 25 largest credit relationships consisted of loans and loan commitments ranging from $35.5 million to $60.0 million, with an aggregate total credit exposure of $1.1 billion, including $324 million in unfunded commitments and $774 million in balances outstanding, excluding participations sold.

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

The ACL, which includes a portion related to unfunded commitments, totaled $181 million at December 31, 2022 compared with $114 million at December 31, 2021. At December 31, 2022, the ACL for loans was $159 million, or 1.04% of total loans, compared with $103 million, or 0.87%, of loans at December 31, 2021.

The increase in the ACL since December 31, 2021 reflects loan growth and a less favorable economic forecast as of December 31, 2022 compared to that of December 31, 2021. In addition, the acquisition of Reliant added $31.1 million to the ACL as of the acquisition date. Of this amount, $12.7 million was reclassified from the amortized cost basis of PCD loans with no impact to earnings, $15.2 million was recorded as provision for credit losses on acquired non-PCD loan balances and $3.12 million was recorded as provision for unfunded commitments on the acquired balance of unfunded commitments.

 The following table summarizes the allocation of the ACL for each of the past three years.

Table 10 - Allocation of ACL
As of December 31,
(in thousands)

	2022		2021		2020
	ACL	% of loans in each category to total loans	ACL	% of loans in each category to total loans	ACL	% of loans in each category to total loans
Owner occupied commercial real estate	$19,834	18	$14,282	20	$20,673	18
Income producing commercial real estate	32,082	21	24,156	22	41,737	22
Commercial & industrial	23,504	15	16,592	16	22,019	22
Commercial construction	20,120	10	9,956	9	10,952	9
Equipment financing	23,395	9	16,290	9	16,820	8
Total commercial	118,935	73	81,276	76	112,201	79
Residential mortgage	20,809	15	12,390	14	15,341	11
HELOC	8,707	6	6,568	6	8,417	6
Residential construction	2,049	3	1,847	3	764	3
Manufactured housing	8,098	2	—	—	—	—
Consumer	759	1	451	1	287	1
Total ACL - loans	159,357	100	102,532	100	137,010	100
ACL - unfunded commitments	21,163		10,992		10,558
Total ACL	$180,520		$113,524		$147,568

ACL- loans as a percentage of total loans	1.04%		0.87%		1.20%

The following table summarizes net charge-offs to average loans for each of the past three years.

Table 11 - Net Charge-offs
Years Ended December 31,
(in thousands)

	2022			2021			2020
	Average Loans	Net Charge-Offs (Recoveries)	Net Charge-Offs to Average Loans	Average Loans	Net Charge-Offs (Recoveries)	Net Charge-Offs to Average Loans	Average Loans	Net Charge-Offs (Recoveries)	Net Charge-Offs to Average Loans
Owner occupied commercial real estate	$2,662,600	$(1,761)	(0.07)%	$2,159,153	$316	0.01%	$1,867,935	$(2,495)	(0.13)%
Income producing commercial real estate	3,283,107	(343)	(0.01)	2,571,923	(229)	(0.01)	2,283,157	4,884	0.21
Commercial & industrial	2,271,279	6,460	0.28	2,242,764	(2,499)	(0.11)	2,297,522	9,336	0.41
Commercial construction	1,502,093	(584)	(0.04)	958,791	(747)	(0.08)	967,030	(319)	(0.03)
Equipment financing	1,217,993	3,953	0.32	971,355	3,105	0.32	794,042	6,760	0.85
Residential mortgage	2,007,843	(247)	(0.01)	1,462,421	(220)	(0.02)	1,197,511	(57)	—
HELOC	802,674	(618)	(0.08)	675,873	(405)	(0.06)	680,775	(456)	(0.07)
Residential construction	394,413	(231)	(0.06)	301,591	(147)	(0.05)	243,133	(63)	(0.03)
Manufactured housing	285,556	765	0.27	—	—	—	—	—	—
Consumer	144,188	2,260	1.57	142,005	864	0.61	135,548	726	0.54
	$14,571,746	$9,654	0.07	$11,485,876	$38	—	$10,466,653	$18,316	0.17

Nonperforming Assets

The following table presents NPAs, which consist of nonaccrual loans and OREO and repossessed assets, for the periods indicated.

Table 12 - NPAs
As of December 31,
(in thousands)

	2022	2021	2020
Nonaccrual loans held for investment	$44,232	$32,812	$61,599
OREO and repossessed assets	49	43	647
Total NPAs	$44,281	$32,855	$62,246

Nonaccrual loans to total loans	0.29%	0.28%	0.54%
NPAs to total assets	0.18	0.16	0.35

ACL - loans to nonaccrual loans coverage ratio	3.60	3.12	2.22

The increase in NPAs since December 31, 2021 was primarily due to the addition of the manufactured housing portfolio from Reliant, an overall increase in equipment financing nonaccrual loans and the migration of two large commercial and industrial relationships to nonaccrual status.

At December 31, 2022 and 2021, we had $41.2 million and $52.4 million, respectively, in loans with terms that have been modified in a TDR. Included therein were $14.5 million and $11.5 million, respectively, of TDRs that were nonaccrual loans. The remaining TDRs with aggregate balances of $26.7 million and $40.9 million, respectively, were performing according to their modified terms and were therefore not considered to be NPAs.

Investment Securities

The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowings. During the first half of 2022, we continued to deploy liquidity generated through strong deposit growth by purchasing additional investment securities. However, in the second half of 2022, we slowed our securities purchases as we began to experience some deposit attrition, which absorbed much of our surplus liquidity. During 2022, United transferred AFS debt securities to HTM with a fair value on the transfer date of $1.29 billion, which included unrealized losses recorded in AOCI totaling $87.4 million. Transfer date unrealized losses are amortized and reclassified out of AOCI as a yield adjustment, which is offset by discount accretion of the transferred HTM securities. Amortization of transfer date unrealized losses and discount accretion are recognized over the remaining life of the securities. The table below presents a summary of our investment securities balances as of the dates indicated.

Table 13 - Investment Securities
As of December 31,
(in thousands)

	2022		2021
	Carrying Value	% of portfolio	Carrying Value	% of portfolio	2022 - 2021 $ Change
AFS	$3,614,333	58%	$4,496,824	80%	$(882,491)
HTM	2,613,648	42	1,156,098	20	1,457,550
Total investment securities	$6,227,981		$5,652,922		$575,059

Investment securities as a % of total assets	26%		27%

Table 14 - Investment Securities Portfolio Composition
As of December 31,

MBS - Non-Agency 6%
Corporate bonds 3%
MBS - U.S. Agency & GSE 69%
Asset-backed securities 4%
Supranational entities < 1%
U.S. Treasuries 3%
U.S. Government agencies & GSEs 5%
State and political subdivisions 10%

Mortgage-backed securities, which include both U.S. government sponsored agency and non-agency securities, make up the largest portion of our investment securities portfolio. As we have grown our portfolio, we have continued to purchase mortgage-backed securities in order to obtain a favorable yield with low risk. These securities rely on the underlying pools of mortgage loans to provide a cash flow of principal and interest. The actual maturities of these securities will differ from the contractual maturities because the loans underlying the securities can prepay. Decreases in interest rates will generally cause an acceleration of prepayment levels. In a declining or prolonged low interest rate environment, we may not be able to reinvest the proceeds from these prepayments in assets that have comparable yields. In a rising rate environment, the opposite may occur. Prepayments tend to slow and the weighted average life extends. This is referred to as extension risk, which can lead to lower levels of liquidity due to the delay of cash receipts, and can result in the holding of a below market yielding asset for a longer period of time.

As shown in the chart above, 77% of our investment securities portfolio is comprised of U.S. government or government sponsored agency securities. In addition, as of December 31, 2022, our state and political subdivision securities were all rated A or better. As a reflection of the high credit quality of the portfolio, at December 31, 2022 and 2021, no ACL for HTM or AFS debt securities was recorded. See Note 5 to the consolidated financial statements for further discussion of the investment portfolio and related fair value and maturity information. Unrealized losses on fixed income securities at December 31, 2022 primarily reflected the effect of changes in interest rates.

Goodwill and Other Intangible Assets

Goodwill represents the premium paid for acquired companies above the fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Management evaluates goodwill for impairment annually, or more frequently if a triggering event indicates there may be impairment. Upon the occurrence of a triggering event, a qualitative assessment is performed to determine whether it is more likely than not that the fair value of the entity is less than its carrying amount. When it is more likely than not that impairment has occurred, management is required to perform a quantitative analysis and, if necessary, adjust the carrying amount of goodwill by recording a goodwill impairment loss. No such triggering events occurred during 2022 and our annual assessment provided no indication that a goodwill impairment was required.

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

Deposits

Customer deposits are the primary source of funding for our earning assets. Our high level of service, as evidenced by our strong customer satisfaction scores, has been instrumental in attracting and retaining customer deposit accounts. The increase in deposits since December 31, 2021 was primarily driven by the deposits assumed in the Reliant transaction, which had a balance of $2.50 billion as of the acquisition date. More recently, we have experienced some deposit balance attrition, mostly in noninterest-bearing demand accounts, as rising interest rates have given customers more attractive returns for excess liquidity outside of standard deposit products. As of December 31, 2022 and 2021, we had $8.31 billion and $7.97 billion, respectively, in uninsured deposits. The following table sets forth the deposit composition for the periods indicated.

Table 15 - Deposits
As of December 31,
(in thousands)

	2022		2021
	Balance	Customer Deposit Composition	Balance	Customer Deposit Composition
Noninterest-bearing demand	$7,643,081	39%	$6,956,981	38%
NOW and interest-bearing demand	4,350,878	22	4,252,209	24
Money market and savings	5,967,017	30	5,399,133	30
Time	1,781,482	9	1,442,498	8
Total customer deposits	19,742,458	100%	18,050,821	100%
Brokered deposits	134,049		190,358
Total deposits	$19,876,507		$18,241,179

The following table sets forth the scheduled maturities of time deposits greater than $250,000.

Table 16 - Maturities of Time Deposits Greater than $250,000
As of December 31, 2022
(in thousands)

Three months or less	$73,349
Over three through six months	43,905
Over six months through twelve months	154,620
Over one year	161,507
Total	$433,381

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

The Bank’s main source of liquidity is customer interest-bearing and noninterest-bearing deposit accounts, which we are able to attract at any time by competing more aggressively on pricing. Liquidity is also available from wholesale funding sources consisting primarily of Federal funds purchased, securities sold under agreements to repurchase, FHLB advances and brokered deposits. These sources of liquidity are generally short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs. At December 31, 2022, we had sufficient qualifying collateral to support additional FHLB advances of $999 million and Federal Reserve discount window borrowing capacity of $2.46 billion. We also had unpledged investment securities of $3.70 billion at December 31, 2022 that could be used as collateral for additional borrowings.

In the second half of 2022, we began to experience balance attrition in our deposit accounts as rising interest rates gave customers other alternatives for achieving higher returns on their cash deposits outside of the banking system. Our experience with deposit attrition was not unique to us but was part of a trend throughout the banking industry and was not unexpected as the entire banking industry had experienced abnormally high deposit growth over the past two years, partly resulting from the COVID-19 pandemic. As a result of the higher-than-normal deposit growth, there has been an expectation that some of the built-up balances would leave the banking system as conditions changed. Much of the surplus liquidity that built up in the two years leading up to mid-2022 was invested in our investment securities portfolio, which had grown significantly over that time period and created a large source of stored liquidity. In response to deposit balance attrition, we have suspended investment securities purchases and allowed cash flows from maturing securities to meet a portion of our funding needs. We also began using short-term borrowings to supplement our near-term funding requirements. Although it is difficult to predict the timing and extent of the deposit balance attrition, we have significant sources of liquidity through secured borrowings and other unsecured funding sources as noted above, and we have been adjusting our deposit pricing to remain competitive within our markets in an effort to slow the balance attrition.

In addition, because the Holding Company is a separate entity and apart from the Bank, it must provide for its own liquidity. The Holding Company is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities. The Holding Company currently has internal capital resources to meet these obligations. While the Holding Company has access to the capital markets and maintains a line of credit as a contingent funding source, the ultimate sources of its liquidity are subsidiary service fees and dividends from the Bank, which are limited by applicable law and regulations. In 2022 and 2021, the Bank paid dividends of $133 million and $217 million, respectively, to the Holding Company. Holding Company liquidity is managed to a minimum of 15-months of positive cash flow after considering all of its liquidity needs over this period.

Significant uses and sources of cash during the year ended December 31, 2022 are summarized below. See the consolidated statement of cash flows in this Report for further detail.
•Net cash provided by operating activities of $607 million reflects net income of $277 million adjusted for non-cash transactions, gains on sales of securities and other loans and changes in other assets and liabilities. Significant non-cash transactions for the period included provision for credit losses of $63.9 million, depreciation, amortization and accretion of $46.7 million and deferred income tax expense of $10.9 million.
•Net cash used in investing activities of $2.02 billion consisted primarily of $1.99 billion of purchases of AFS and HTM debt securities and a $1.23 billion net increase in loans, offset by $1.23 billion proceeds from securities sales, maturities and calls.
•Net cash used in financing activities of $259 million consisted primarily of a net decrease in deposits of $867 million and $93.8 million in common and preferred stock dividends, partially offset by net proceeds from FHLB advances and other short-term borrowings of $709 million.
In the opinion of management, our liquidity position at December 31, 2022 was sufficient to meet our expected cash requirements.

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

Table 17 - Contractual Maturity of AFS and HTM Debt Securities
As of December 31, 2022
(in thousands)

	Maturity By Years
	1 or Less		1 to 5		6 to 10		Over 10		Total
	Balance	WA Yield	Balance	WA Yield	Balance	WA Yield	Balance	WA Yield	Balance	WA Yield
AFS
U.S. Treasuries	$49,983	2.26%	$99,049	0.86%	$14,940	1.32%	$—	—%	$163,972	1.33%
U.S. Government agencies & GSEs	174	1.45	38,495	1.52	76,287	2.20	151,391	3.60	266,347	2.90
State and political subdivisions	—	—	45,271	3.35	163,617	2.89	120,835	1.90	329,723	2.59
Residential MBS, Agency & GSE	—	4.13	6,605	2.81	29,795	2.63	1,573,042	2.94	1,609,442	2.93
Residential MBS, Non-agency	—	—	—	—	—	—	374,535	4.50	374,535	4.50
Commercial MBS, Agency & GSE	29,988	2.14	112,741	2.60	250,609	1.62	326,944	2.81	720,282	2.33
Commercial MBS, Non-agency	14,963	7.23	1,500	6.77	—	—	15,161	4.32	31,624	5.81
Corporate bonds	2,583	0.60	151,352	1.66	81,450	2.55	796	8.70	236,181	1.98
Asset-backed securities	—	—	82,083	0.60	—	—	157,137	5.83	239,220	4.04
Total AFS securities	$97,691	2.94	$537,096	1.71	$616,698	2.19	$2,719,841	3.31	$3,971,326	2.91

HTM
U.S. Treasuries	$—	—%	$—	—%	$19,834	1.40%	$—	—%	$19,834	1.40%
U.S. Government agencies & GSEs	—	—	—	—	73,246	1.62	26,433	2.79	99,679	1.93
State and political subdivisions	1,200	4.54	18,698	3.44	26,024	1.83	250,023	2.55	295,945	2.55
Residential MBS, Agency & GSE	10	3.95	2,237	3.06	16,338	2.44	1,469,443	1.92	1,488,028	1.92
Commercial MBS, Agency & GSE	—	—	45,433	2.25	168,058	1.44	481,671	2.24	695,162	2.05
Supranational entities	—	—	—	—	15,000	1.80	—	—	15,000	1.80
Total HTM securities	$1,210	4.54	$66,368	2.61	$318,500	1.58	$2,227,570	2.07	$2,613,648	2.02

At December 31, 2022, the effective duration of the investment portfolio was 4.7 years, compared to 4.0 years at December 31, 2021.

Contractual Obligations and Other Commitments

The following discussion provides an overview of United’s significant contractual obligations and other commitments.

Long-term Debt

At December 31, 2022 and 2021, we had long-term debt outstanding of $325 million and $247 million, respectively, which included senior debentures, subordinated debentures, and trust preferred securities. The following tables provides long-term debt outstanding by maturity in five year increments. During 2022, as part of the Reliant acquisition, we assumed subordinated debt and trust preferred securities with an acquisition date fair value totaling $76.7 million Additional information regarding these debt instruments is provided in Note 13 to the consolidated financial statements.

Table 18 - Long-term Debt by Maturity Category
As of December 31, 2022
(in thousands)

Next 5 years	$35,000
6 - 10 years	263,093
11 - 15 years	31,239
329,332
Less discount	(4,669)
Total long-term debt	$324,663

Operating Lease Obligations

We are party to operating lease agreements for many of our branch locations, ATMs, loan production offices and operation centers. For qualifying leases with a term exceeding one year we record a lease liability and ROU asset on our balance sheet. As of December 31, 2022, the lease liability and ROU asset totaled $41.7 million and $40.0 million, respectively, compared to $31.1 million and $29.4 million, respectively, at December 31, 2021. During 2022, we obtained $23.9 million in ROU assets in exchange for operating lease liabilities of approximately the same amount, $14.3 million of which were acquired in the Reliant transaction. Leases assumed were for retail branch locations and office spaces.

As of December 31, 2022, the remaining terms of our leases ranged from a few months to 11 years. Certain of our leases contain options to renew the lease at the end of the current term. Unless we have determined we are reasonably likely to renew the lease, these options have been excluded from the calculation of our lease liability and ROU asset. Additional information regarding operating leases is provided in Note 14 to the consolidated financial statements.

Capital Expenditures

During 2022, we purchased $42.7 million of fixed assets, which excludes fixed assets acquired in the Reliant acquisition. As of December 31, 2022 and 2021, we had $34.7 million and $10.1 million in construction in progress. Most notably, construction in progress includes costs related to the construction of the Bank’s new Greenville, South Carolina headquarters building, which is expected to be completed in 2024. As of December 31, 2022, we estimate the total cost of the headquarters project will be approximately $73 million, $40 million of which has yet to be incurred.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of customers. These financial instruments included commitments to extend credit and letters of credit, which totaled $4.73 billion at December 31, 2022.

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

All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The total amount of these instruments does not necessarily represent future cash requirements because a significant portion of these instruments expire without being used. We believe that we have adequate sources of liquidity to fund commitments that are drawn upon by borrowers.

In addition, we hold investments in certain limited partnerships for tax credit and CRA purposes. As of December 31, 2022, for certain of these investments, we had committed to fund an additional $6.29 million related to future capital calls that has not been reflected in the consolidated balance sheet. As of December 31, 2022, we also had $17.4 million in commitments for future capital calls to fintech fund limited partnerships that have not been reflected in the consolidated balance sheet.

We are not involved in off-balance sheet contractual relationships, other than those disclosed in this Report, that could result in liquidity needs or other commitments, or that could significantly affect earnings. See Note 23 to the consolidated financial statements for additional information on off-balance sheet arrangements.

Capital Resources and Dividends

The maintenance and management of capital levels is one of management’s significant priorities. Shareholders’ equity at December 31, 2022 was $2.70 billion, an increase of $478 million from December 31, 2021. The increase was primarily a result of net income of $277 million and the issuance of $596 million of common stock in connection with the Reliant acquisition. These increases were partially offset by dividends on common and preferred stock of $99.3 million and other comprehensive loss of $303 million mostly driven by unrealized holding losses on AFS debt securities resulting from rising interest rates.

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

We have outstanding junior subordinated debentures related to trust preferred securities totaling $34.3 million at December 31, 2022, of which $33.0 million (excluding common securities) qualified as Tier 2 capital. Further information on trust preferred securities is provided in Note 13 to the consolidated financial statements.

The following table outlines the minimum ratios required for capital adequacy purposes, as well as the thresholds for a categorization of “well-capitalized”.

Table 19 - Capital Ratios
As of December 31,

				United Community Banks, Inc. (consolidated)		United Community Bank
	Minimum Capital	Well-Capitalized	Minimum Capital Plus Capital Conservation Buffer	2022	2021	2022	2021
Risk-based ratios:
CET1 capital	4.5%	6.5%	7.0%	12.26%	12.46%	12.83%	12.87%
Tier 1 capital	6.0	8.0	8.5	12.81	13.17	12.83	12.87
Total capital	8.0	10.0	10.5	14.79	14.65	13.70	13.46
Leverage ratio	4.0	5.0	N/A	9.69	8.75	9.69	8.53

Additional information related to capital ratios, as calculated under regulatory guidelines, is provided in Note 22 to the consolidated financial statements. As of December 31, 2022 and 2021, both United and the Bank were characterized as “well-capitalized”.

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

Table 20 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at December 31,
	2022		2021
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	6.97%	4.33%	8.02%	4.76%
100 basis point increase	3.53	2.85	3.87	3.07
100 basis point decrease	(3.78)	(3.12)	(4.45)	(3.80)
200 basis point decrease	(8.39)	(5.07)	(5.54)	(4.51)

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

Management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and in compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

Based on our assessment, management concluded that as of December 31, 2022, United Community Banks, Inc.’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ H. Lynn Harton	/s/ Jefferson L. Harralson
H. Lynn Harton	Jefferson L. Harralson
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of United Community Banks, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of United Community Banks, Inc, (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income (loss), of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Intern Controls Over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Credit Losses - Loans Qualitative Factors

As described in Notes 1 and 6 to the consolidated financial statements, the allowance for credit losses – loans and leases (collectively referred to as “loans”) represents management’s estimate of expected credit losses for the remaining estimated life of loans and leases. As of December 31, 2022, the allowance for credit losses - loans was $159 million. Management determines the allowance for credit losses - loans using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Expected credit losses were estimated using a regression model for each segment based on historical data from peer banks which incorporates a third party vendor’s economic forecast to predict the change in credit losses. The allowance for credit losses - loans is calculated using a discounted cash flow methodology at the loan level, with loss rates, prepayment assumptions, and curtailment assumptions driven by each loan’s collateral type. As of December 31, 2022, management applied qualitative factors to the model output for commercial construction, HELOC, residential mortgage and equipment finance portfolios to reflect management’s approximation of long-term loss rates.

The principal considerations for our determination that performing procedures relating to the allowance for credit losses - loans qualitative factors is a critical audit matter are (i) the significant judgment by management when estimating expected credit losses, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the qualitative factors applied to the model output for commercial construction, HELOC, residential mortgage and equipment finance portfolios and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s allowance for credit losses - loans qualitative factors estimation process, including controls over the qualitative factors applied to the model output for commercial construction, HELOC, residential mortgage and equipment finance portfolios. These procedures also included, among others, (i) testing management’s process for determining the allowance for credit losses - loans qualitative factors, (ii) evaluating the appropriateness of management’s methodology, (iii) testing the completeness and accuracy of the data used by management, and (iv) evaluating the reasonableness of the qualitative factors applied to the model output for commercial construction, HELOC, residential mortgage and equipment finance portfolios. Professionals with specialized skill and knowledge were used to assist in testing management’s process for determining the allowance for credit losses - loans qualitative factors, evaluating the appropriateness of management’s methodology, and evaluating the reasonableness of the qualitative factors applied to the model output.

Initial Valuation of Acquired Loans – Reliant Bancorp, Inc.

As described in Notes 1 and 3 to the consolidated financial statements, during 2022 the Company completed the acquisition of Reliant Bancorp, Inc. The acquisition included a fair value of acquired loans balance of $2.321 billion. Purchased loans were recorded at fair value on the date of acquisition. Fair values for acquired loans are generally based on a discounted cash flow methodology that considers credit loss expectations, market interest rates and other market factors such as liquidity from the perspective of a market participant. The probability of default, loss given default and prepayment assumptions are the key factors driving credit losses which were embedded into the estimated cash flows. These assumptions are informed by internal data on loan characteristics, historical loss experience, and current and forecasted economic conditions. The interest and liquidity component of the estimate was determined by discounting interest and principal cash flows through the expected life of each loan. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity.

The principal considerations for our determination that performing procedures relating to the initial valuation of acquired loans in the acquisition of Reliant Bancorp, Inc. is a critical audit matter are (i) the significant judgment by management to estimate the fair value of the acquired loans, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the discount rate, probability of default, loss given default and prepayment significant assumptions used by management, and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s initial valuation of the acquired loans, including controls over the discount rate, probability of default, loss given default and prepayment significant assumptions used in the discounted cash flow methodology. These procedures also included, among others, (i) testing the completeness and accuracy of data provided by management and (ii) the involvement of professionals with specialized skill and knowledge to assist with (a) developing independent ranges of fair value for a sample of acquired loan portfolios and (b) comparing the independent ranges to management’s estimate to evaluate the reasonableness of management’s estimate. Developing the independent ranges of fair value involved independently developing the discount rate, probability of default and loss given default assumptions using contractual loan terms and external market data.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 24, 2023

We have served as the Company’s auditor since 2013.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2022 and 2021
(in thousands, except share data)

	2022	2021
ASSETS
Cash and due from banks	$195,771	$144,244
Interest-bearing deposits in banks	316,082	2,147,266
Federal funds and other short-term investments	135,000	27,000
Cash and cash equivalents	646,853	2,318,510
Debt securities available-for-sale	3,614,333	4,496,824
Debt securities held-to-maturity (fair value $2,191,073 and $1,148,804, respectively)	2,613,648	1,156,098
Loans held for sale at fair value	13,600	44,109
Loans and leases held for investment	15,334,627	11,760,346
Less allowance for credit losses - loans and leases	(159,357)	(102,532)
Loans and leases, net	15,175,270	11,657,814
Premises and equipment, net	298,456	245,296
Bank owned life insurance	299,297	217,713
Accrued interest receivable	72,807	42,999
Net deferred tax asset	129,313	41,322
Derivative financial instruments	50,636	42,480
Goodwill and other intangible assets, net	779,248	472,407
Other assets	315,423	211,199
Total assets	$24,008,884	$20,946,771
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$7,643,081	$6,956,981
Interest-bearing deposits	12,233,426	11,284,198
Total deposits	19,876,507	18,241,179
Short-term borrowings	158,933	—
Federal Home Loan Bank advances	550,000	—
Long-term debt	324,663	247,360
Derivative financial instruments	99,543	25,145
Accrued expenses and other liabilities	298,564	210,842
Total liabilities	21,308,210	18,724,526

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1 par value: 10,000,000 shares authorized; Series I, $25,000 per share liquidation preference; 4,000 shares issued and outstanding	96,422	96,422
Common stock, $1 par value; 200,000,000 shares authorized, respectively; 106,222,758 and 89,349,826 shares issued and outstanding, respectively	106,223	89,350
Common stock issuable; 607,128 and 595,705 shares, respectively	12,307	11,288
Capital surplus	2,306,366	1,721,007
Retained earnings	508,844	330,654
Accumulated other comprehensive loss	(329,488)	(26,476)
Total shareholders’ equity	2,700,674	2,222,245
Total liabilities and shareholders’ equity	$24,008,884	$20,946,771

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the Years Ended December 31, 2022, 2021 and 2020
(in thousands, except per share data)

	2022	2021	2020
Interest revenue:
Loans, including fees	$673,402	$505,734	$494,212
Investment securities:
Taxable	121,501	61,994	55,031
Tax exempt	10,323	8,978	7,043
Deposits in banks and short-term investments	7,929	2,088	1,710
Total interest revenue	813,155	578,794	557,996
Interest expense:
Deposits	42,099	14,845	41,772
Short-term borrowings	507	—	3
Federal Home Loan Bank advances	1,424	3	28
Long-term debt	16,768	14,912	14,434
Total interest expense	60,798	29,760	56,237
Net interest revenue	752,357	549,034	501,759
Provision for credit losses	63,913	(37,550)	80,434
Net interest revenue after provision for credit losses	688,444	586,584	421,325
Noninterest income:
Service charges and fees	38,163	33,868	32,401
Mortgage loan gains and related fees	32,524	58,446	76,087
Wealth management fees	23,594	18,998	9,240
Gains from other loan sales, net	10,730	11,267	5,420
Other lending and loan servicing fees	10,005	9,427	8,028
Securities (losses) gains, net	(3,872)	83	748
Other	26,563	25,729	24,185
Total noninterest income	137,707	157,818	156,109
Total revenue	826,151	744,402	577,434
Noninterest expenses:
Salaries and employee benefits	276,205	241,443	224,060
Occupancy	36,247	28,619	25,791
Communications and equipment	38,234	29,829	27,149
Professional fees	20,166	20,589	18,032
Lending and loan servicing expense	9,350	10,859	10,993
Outside services - electronic banking	12,583	9,481	7,513
Postage, printing and supplies	8,749	7,110	6,779
Advertising and public relations	8,384	5,910	15,203
FDIC assessments and other regulatory charges	9,894	7,398	5,982
Amortization of intangibles	6,826	4,045	4,168
Merger-related and other charges	19,375	13,970	7,018
Other	24,136	17,386	15,301
Total noninterest expenses	470,149	396,639	367,989
Income before income taxes	356,002	347,763	209,445
Income tax expense	78,530	77,962	45,356
Net income	$277,472	$269,801	$164,089

Net income available to common shareholders	$269,135	$261,269	$159,269

Income per common share:
Basic	$2.52	$2.97	$1.91
Diluted	2.52	2.97	1.91
Weighted average common shares outstanding:
Basic	106,661	87,940	83,184
Diluted	106,778	88,097	83,248
See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2022, 2021 and 2020
(in thousands, except per share data)

	2022			2021			2020
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$356,002	$(78,530)	$277,472	$347,763	$(77,962)	$269,801	$209,445	$(45,356)	$164,089
Other comprehensive (loss) income:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding (losses) gains	(428,605)	101,344	(327,261)	(92,231)	23,294	(68,937)	39,385	(9,514)	29,871
Reclassification of securities from available-for-sale to held-to-maturity	87,444	(20,770)	66,674	—	—	—	—	—	—
Realized (gains) losses included in net income	3,872	(1,026)	2,846	(83)	(46)	(129)	(748)	191	(557)
Net unrealized (losses) gains	(337,289)	79,548	(257,741)	(92,314)	23,248	(69,066)	38,637	(9,323)	29,314
Unrealized losses on held-to-maturity securities transferred from available-for-sale:
Reclassification of unrealized losses	(87,444)	20,770	(66,674)	—	—	—	—	—	—
Amortization of unrealized losses	9,049	(2,167)	6,882	—	—	—	723	(173)	550
Net activity	(78,395)	18,603	(59,792)	—	—	—	723	(173)	550
Derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives	12,721	(3,249)	9,472	3,837	(979)	2,858	(149)	38	(111)
Losses on derivative instruments realized in net income	269	(69)	200	608	(156)	452	359	(91)	268
Net cash flow hedge activity	12,990	(3,318)	9,672	4,445	(1,135)	3,310	210	(53)	157
Defined benefit pension plan activity:
Net actuarial gain (loss) on defined benefit pension plans	5,833	(1,490)	4,343	1,066	(273)	793	(1,804)	461	(1,343)
Amortization of defined benefit pension plan net periodic pension cost components	680	(174)	506	1,044	(267)	777	857	(219)	638
Net defined benefit pension plan activity	6,513	(1,664)	4,849	2,110	(540)	1,570	(947)	242	(705)
Total other comprehensive (loss) income	(396,181)	93,169	(303,012)	(85,759)	21,573	(64,186)	38,623	(9,307)	29,316
Comprehensive (loss) income	$(40,179)	$14,639	$(25,540)	$262,004	$(56,389)	$205,615	$248,068	$(54,663)	$193,405
See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2022, 2021 and 2020
(in thousands except share data)

	Shares of Common Stock	Preferred Stock	Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2019	79,013,729	$—	$79,014	$11,491	$1,496,641	$40,152	$8,394	$1,635,692
Net income						164,089		164,089
Other comprehensive income							29,316	29,316
Issuance of preferred stock		96,422						96,422
Common stock issued for acquisitions	8,130,633		8,131		155,458			163,589
Purchases of common stock	(826,482)		(827)		(19,955)			(20,782)
Preferred stock dividends						(3,533)		(3,533)
Common stock dividends ($0.72 per share)						(60,310)		(60,310)
Impact of equity-based compensation awards	202,437		202	1,120	4,764			6,086
Impact of other equity plans	154,962		155	(1,756)	2,091			490
Adoption of new accounting standard						(3,529)		(3,529)
December 31, 2020	86,675,279	96,422	86,675	10,855	1,638,999	136,869	37,710	2,007,530
Net income						269,801		269,801
Other comprehensive loss							(64,186)	(64,186)
Common stock issued for acquisitions	2,863,734		2,864		92,661			95,525
Purchases of common stock	(492,744)		(493)		(14,608)			(15,101)
Preferred stock dividends						(6,876)		(6,876)
Common stock dividends ($0.78 per share)						(69,140)		(69,140)
Impact of equity-based compensation awards	224,706		225	1,061	2,406			3,692
Impact of other equity plans	78,851		79	(628)	1,549			1,000
December 31, 2021	89,349,826	96,422	89,350	11,288	1,721,007	330,654	(26,476)	2,222,245
Net income						277,472		277,472
Other comprehensive loss							(303,012)	(303,012)
Common stock issued for acquisitions	16,571,545		16,571		579,805			596,376
Preferred stock dividends						(6,875)		(6,875)
Common stock dividends ($0.86 per share)						(92,407)		(92,407)
Impact of equity-based compensation awards	233,489		234	2,046	4,661			6,941
Impact of other equity plans	67,898		68	(1,027)	893			(66)
December 31, 2022	106,222,758	$96,422	$106,223	$12,307	$2,306,366	$508,844	$(329,488)	$2,700,674

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2022, 2021 and 2020
(in thousands)

	2022	2021	2020
Operating activities:
Net income	$277,472	$269,801	$164,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	46,700	(2,063)	(8,586)
Provision for credit losses	63,913	(37,550)	80,434
Stock-based compensation	8,705	6,554	7,887
Deferred income tax expense	10,918	20,787	2,668
Securities losses (gains), net	3,872	(83)	(748)
Gains from other loan sales, net	(10,730)	(11,267)	(5,420)
Changes in assets and liabilities:
(Increase) decrease in other assets	(14,694)	53,416	(20,139)
Increase (decrease) in other liabilities	76,614	(1,599)	(14,783)
Decrease (increase) in loans held for sale	144,537	61,324	(46,721)
Net cash provided by operating activities	607,307	359,320	158,681

Investing activities:
Debt securities held-to-maturity:
Proceeds from maturities and calls	205,140	68,319	57,981
Purchases	(326,494)	(806,405)	(157,465)
Debt securities available-for-sale:
Proceeds from sales	318,457	288,986	40,625
Proceeds from maturities and calls	706,285	974,721	834,725
Purchases	(1,667,466)	(2,587,420)	(1,456,311)
Net (increase) decrease in loans	(1,228,675)	178,234	(1,069,089)
Equity investments, outflows	(68,185)	(15,595)	(15,885)
Equity investments, inflows	31,535	8,481	401
Net cash received in acquisitions	35,243	103,065	195,699
Purchases of premises and equipment	(42,704)	(26,483)	(18,462)
Proceeds from sales of premises and equipment	9,743	4,247	903
Proceeds from sale of other real estate owned and repossessed assets	3,751	3,290	1,074
Other investing outflows	—	(610)	—
Other investing inflows	3,189	767	5,241
Net cash used in investing activities	(2,020,181)	(1,806,403)	(1,580,563)

Financing activities:
Net (decrease) increase in deposits	(866,929)	2,353,451	2,534,471
Net increase in short-term borrowings	158,933	—	—
Proceeds from Federal Home Loan Bank advances	790,000	10,000	5,000
Repayment of Federal Home Loan Bank advances	(240,000)	(34,509)	(134,121)
Repayment of long-term debt	—	(80,632)	—
Proceeds from issuance of long-term debt, net of issuance costs	—	—	98,552
Repurchase of common stock	—	(15,101)	(20,782)
Proceeds from issuance of Series I preferred stock, net of issuance costs	—	—	96,422
Cash dividends on common stock	(86,883)	(66,914)	(58,912)
Cash dividends on preferred stock	(6,875)	(6,876)	(3,533)
Other financing inflows	1,125	737	1,317
Other financing outflows	(8,154)	(3,182)	(3,119)
Net cash (used in) provided by financing activities	(258,783)	2,156,974	2,515,295

Net change in cash and cash equivalents	(1,671,657)	709,891	1,093,413
Cash and cash equivalents at beginning of year	2,318,510	1,608,619	515,206
Cash and cash equivalents at end of year	$646,853	$2,318,510	$1,608,619
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

Operating Segments
Operating segments are components of a business about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. Public companies are required to report certain financial information about operating segments in interim and annual financial statements. United’s community banking operations are divided among geographic regions and local community banks within those regions. Those regions and banks have similar economic characteristics and products and are therefore considered to be one operating segment.

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

Investments
Debt Securities: Debt securities are classified as HTM and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as AFS when they may be sold before maturity. AFS securities are carried at fair value, with unrealized holding gains and losses reported in OCI, net of tax.

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

Equity investments: Equity investments are included in other assets on the consolidated balance sheets. Those with readily determinable fair values are carried at fair value with changes in fair value recognized in other noninterest income. Those without readily determinable fair values include, among others, FHLB stock, which is held to meet FHLB requirements related to outstanding advances and accounted for using the cost method of accounting. As conditions warrant, management reviews investments for impairment and adjusts the carrying value of the investment if it is deemed to be impaired.

Loans Held for Sale
United has elected the fair value option for the majority of newly originated mortgage loans held for sale in order to reduce certain timing differences and match changes in fair values of the loans with changes in the fair value of derivative instruments used to economically hedge them. In connection with the Reliant acquisition, United acquired certain mortgage loans held for sale for which the fair value option was not elected; these loans are carried at the lower of aggregate cost or fair value.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies, continued

Equipment Financing Lease Receivables: Equipment financing lease receivables, which are classified as sales-type or direct financing leases, are recorded as the sum of the future minimum lease payments, initial deferred costs and, if applicable, estimated or contractual residual values less unearned income and security deposits. For lease receivables with a residual value, the determination of such value is derived from a variety of sources including equipment valuation services, appraisals, and publicly available market data on recent sales transactions on similar equipment. The length of time until contract termination, the cyclical nature of equipment values and the limited marketplace for re-sale of certain leased assets are important variables considered in making this determination. Interest income, which is included in loan interest revenue in the consolidated statements of income, is recognized as earned using the effective interest method. Direct fees and costs associated with the origination of leases are deferred and included as a component of equipment financing receivables. Net deferred fees or costs are recognized as an adjustment to interest income over the contractual life of the lease using the effective interest method. These lease agreements may include options to renew and for the lessee to purchase the leased equipment at the end of the lease term. United excludes sales tax from consideration in these lease contracts.

PCD Loans: In acquisitions, United may acquire loans, some of which have experienced more than insignificant credit deterioration since origination. In those cases, United will consider internal loan grades, delinquency status and other relevant factors in assessing whether purchased loans are PCD. PCD loans are recorded at their fair value at the acquisition date. An initial ACL is determined using the same methodology as other loans held for investment and recognized as an adjustment to the acquisition price of the asset; thus, the sum of the loan's purchase price and ACL becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent to initial recognition, PCD loans are subject to the same interest income recognition and impairment model as non-PCD loans, with changes to the ACL recorded through provision expense.

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

Manufactured housing - Risks associated with manufactured housing are similar to those described for residential mortgage loans, including general economic conditions and unemployment rates, as well as appropriate lien priority and the general mobility of the collateral.

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

Foreclosed Properties (OREO)
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

BOLI
United has purchased life insurance policies on certain key executives and members of management. United has also received life insurance policies on members of acquired bank management teams and board members through acquisitions of other banks. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other changes or other amounts due that are probable at settlement.

Operating Leases
United records a ROU asset, included in other assets, and a related lease liability, included in other liabilities, for eligible operating leases for which it is the lessee, which include leases for land, buildings, and equipment. At lease commencement, United records the ROU asset and related lease liability based on the present value of lease payments over the lease term. Absent a readily determinable interest rate in the lease agreement, United utilizes the Bank’s incremental borrowing rate for secured borrowings as the discount rate used in the present value calculation. Payments related to these leases consist primarily of base rent and, in the case of building leases, additional operating costs associated with the leased property such as common area maintenance and utilities. In most cases, these operating costs vary over the term of the lease, and therefore are classified as variable lease costs, which are recognized as incurred in the consolidated statement of income. In addition, certain operating leases include costs such as property taxes and insurance, which are recognized as incurred in the consolidated statement of income. Many of United’s operating leases contain renewal options, which are included in the measurement of the ROU asset and lease liability to the extent they are reasonably certain to be exercised. United also subleases and leases certain real estate properties to third parties under operating leases. United does not recognize a lease liability or ROU asset on the consolidated balance sheet related to short-term leases with a term of less than one year. Lease payments for short-term leases are recognized as expense over the lease term. Operating lease costs, variable lease costs and short-term lease costs are included in occupancy expense and communications and equipment expense in the consolidated statement of income.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies, continued
VIEs
United holds investments in certain legal entities that are considered VIEs. VIEs are legal entities in which equity investors do not have sufficient equity at risk for the entity to independently finance its activities, or as a group, the holders of the equity investment at risk lack the power through voting or similar rights to direct the activities of the entity that most significantly impact its economic performance, or do not have the obligation to absorb the expected losses of the entity or the right to receive expected residual returns of the entity. Consolidation of a VIE is required if a reporting entity is the primary beneficiary of the VIE.

Investments in VIEs are evaluated to determine if United is the primary beneficiary. This evaluation gives appropriate consideration to the design of the entity and the variability that the entity was designed to create and pass along, the relative power of each party, and to United’s obligation to absorb losses or receive residual returns of the entity. United has variable interests in certain entities that are not required to be consolidated, including LIHTC, renewable energy and other partnership interests. Refer to Note 23, Commitments and Contingencies, for additional disclosures regarding United’s VIEs.

With the exception of LIHTC partnerships, investments in entities for which United has the ability to exercise significant influence, but not control, over operating and financing decisions are accounted for using the equity method of accounting. Equity method investments are included in other assets in the consolidated balance sheets at cost, adjusted to reflect United’s portion of income, loss, or dividends of the investee. United records its portion of income or loss in other noninterest income in the consolidated statements of income. These investments are periodically evaluated for impairment.

LIHTC investments are accounted for using the proportional amortization method of accounting for qualified affordable housing investments, which results in the amortization being reported as a component of income tax expense. Obligations related to unfunded commitments for LIHTC and renewable energy investments are reported in other liabilities. Investment tax credits related to renewable energy are accounted for using the deferral method.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies, continued

Derivative Instruments and Hedging Activities
United’s interest rate risk management strategy incorporates the use of derivative instruments to minimize fluctuations in net income that are caused by interest rate volatility. The objective is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that net interest revenue and certain interest sensitive components of noninterest revenue are not, on a material basis, adversely affected by movements in interest rates. United views this strategy as a prudent management of interest rate risk, such that net income is not exposed to undue risk presented by changes in interest rates. In carrying out this part of its interest rate risk management strategy, management uses derivatives, primarily interest rate swaps and caps. Interest rate swaps generally involve the exchange of fixed- and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date.

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

Fair values for acquired loans are generally based on a discounted cash flow methodology that considers credit loss expectations, market interest rates and other market factors such as liquidity from the perspective of a market participant. Loans are grouped together according to similar characteristics and are generally treated in the aggregate when applying various valuation techniques. The probability of default, loss given default and prepayment assumptions are the key factors driving credit losses which are embedded into the estimated cash flows. These assumptions are informed by internal data on loan characteristics, historical loss experience, and current and forecasted economic conditions. The interest and liquidity component of the estimate is determined by discounting interest and principal cash flows through the expected life of each loan. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity. The discount rate does not include a factor for credit losses as that has been included as a reduction to the estimated cash flows. For additional information about the accounting for purchased loans see PCD Loans under the Loans and Leases section of this footnote.

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

Fair Value of Financial Instruments
Fair values of financial instruments are estimated using relevant market information and other assumptions as more fully disclosed in Note 15. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

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

In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. Topic 848, which provides optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting, originally included a sunset date of December 31, 2022. This update defers the sunset date to December 31, 2024, to better align with the revised LIBOR cessation date of June 30, 2023. After the sunset date, entities will no longer be permitted to apply the relief in Topic 848. United adopted this update immediately, with no material impact on the consolidated financial statements.

Accounting Standards Updates Not Yet Adopted as of December 31, 2022
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from contracts with Customers. The update requires that an acquiring entity apply the guidance from Revenue from Contracts with Customers (Topic 606) to recognize and measure contract assets and contract liabilities in a business combination, rather than fair value. Adoption of this update as of January 1, 2023 did not have a material impact on the consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method. The update expands the current last-of-layer method to a portfolio layer method which allows multiple hedged layers of a single closed portfolio and non-prepayable financial assets. In addition, the update specifies that eligible hedging instruments may include spot-starting or forward-starting swaps and that the number of hedged layers corresponds with the number of hedges designated. Finally, the update provides additional guidance on the accounting for and disclosure of hedge basis adjustments. Adoption of this update as of January 1, 2023 did not have a material impact on the consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The update eliminates the previous accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. The update also requires that an entity disclose current-period gross charge-offs by year of origination. Adoption of this update as of January 1, 2023 did not have a material impact on the consolidated financial statements. The disclosure provisions of this update will be reflected in United’s first quarter 2023 Form 10Q.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)    Acquisitions, continued

Reliant
On January 1, 2022, United acquired all of the outstanding common stock of Reliant in a stock transaction. Reliant operated a 25-branch network primarily located in Middle Tennessee, which facilitated United’s growth into those markets. United’s operating results for the year ended December 31, 2022 include the operating results of the acquired business for the period subsequent to the acquisition date of January 1, 2022. The following table presents purchased assets and assumed liabilities recorded at their acquisition date fair values and consideration transferred as well as supplementary information related to the acquired loan portfolio at the acquisition date (in thousands).

Reliant

Fair Value Recorded by United
January 1, 2022
Assets
Cash and cash equivalents	$62,867
Debt securities	249,107
Loans held for sale	116,406
Loans held for investment	2,320,737
Premises and equipment	35,631
BOLI	78,170
Accrued interest receivable	12,027
Net deferred tax asset	5,793
Core deposit intangible	14,500
Other assets	59,768
Total assets acquired	2,955,006
Liabilities
Deposits	2,504,823
Short-term borrowings	27,000
Long-term debt	76,730
Other liabilities	48,620
Total liabilities assumed	2,657,173
Total identifiable net assets	297,833
Consideration transferred
Cash	624
Common stock issued (16,571,545 shares)	595,581
Options converted	795
Total fair value of consideration transferred	597,000
Goodwill	$299,167

Supplementary Information on Acquired Loans
January 1, 2022
PCD loans:
Par value	$258,462
ACL at acquisition	(12,737)
Non-credit discount	(3,294)
Purchase price	$242,431

Non-PCD loans:
Fair value	$2,078,306
Gross contractual amounts receivable	2,355,205
Estimate of contractual cash flows not expected to be collected	25,990
Goodwill represents the intangible value of Reliant’s business and reputation within the markets it served and is not expected to be deductible for income tax purposes. The Reliant core deposit intangible will be amortized over its expected useful life of 10 years using the sum-of-the-years-digits method.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(3)    Acquisitions, continued

Aquesta
On October 1, 2021, United completed the acquisition of Aquesta, a bank headquartered in Cornelius, North Carolina, which operated a network of branches primarily located in the Charlotte metropolitan area. United’s operating results for the year ended December 31, 2021 include the operating results of the acquired business for the period subsequent to the acquisition date.

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

FinTrust

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

FinTrust shareholders received $21.7 million in total consideration, which consisted of $4.40 million (132,299 shares) of United common stock, $9.62 million in cash paid at closing, $4.40 million in cash payable due on the first anniversary of the acquisition date and $3.30 million of contingent consideration. The first anniversary payment of $4.40 million was paid in 2022. The contingent consideration represents an earn-out payment due to the sellers of FinTrust on the second anniversary of the acquisition date. The earn-out payment is subject to the achievement of defined target revenue ratios during the two-year period following the acquisition date, which are expected to be fully achieved.

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

Pro forma information - unaudited

The following table discloses the impact of the mergers with Reliant in 2022 and Aquesta and FinTrust in 2021 since the respective acquisition dates through December 31 of the year of acquisition. The table also presents certain pro forma information as if Reliant had been acquired on January 1, 2021, Aquesta and FinTrust had been acquired on January 1, 2020 and Three Shores had been acquired January 1, 2019. These results combine the historical results of the acquired entities with United’s consolidated statements of income and, while adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisitions taken place in earlier years.

For purposes of pro forma information, merger-related costs incurred in the year of acquisition are excluded from the actual acquisition year results and included in the pro forma acquisition year results. As a result, merger-related costs related to the acquisition of Reliant of $15.7 million are reflected in 2021 pro forma information and merger related costs related to the acquisitions of Aquesta and FinTrust of $9.00 million and $518,000, respectively, are reflected in 2020 pro forma information. Merger-related costs related to the acquisition of Three Shores of $5.04 million were previously reported in 2019 pro forma information, which is not presented in the following table.

The following table presents the actual results and pro forma information for the periods indicated (in thousands).

	(Unaudited) Year Ended December 31,
	Revenue	Net Income
2022
Actual Reliant results included in statement of income since acquisition date	$100,529	$48,926
Supplemental consolidated pro forma as if Reliant had been acquired January 1, 2021	842,182	301,308
2021
Actual Aquesta results included in statement of income since acquisition date	$2,122	$(282)
Actual FinTrust results included in statement of income since acquisition date	4,326	(26)
Supplemental consolidated pro forma as if Reliant had been acquired January 1, 2021 and Aquesta and FinTrust had been acquired January 1, 2020	909,353	295,864
2020
Actual Three Shores results included in statement of income since acquisition date	$24,541	$6,800
Supplemental consolidated pro forma as if Aquesta and FinTrust had been acquired January 1, 2020 and Three Shores had been acquired January 1, 2019	622,848	164,284

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(4) Supplemental Cash Flow Information

The supplemental schedule of cash and noncash activities for the periods indicated is as follows (in thousands). See Note 14, Operating Leases, for information regarding noncash transactions related to ROU assets and lease liabilities.

	2022	2021	2020
Cash paid during the period for:
Interest	$58,713	$32,000	$59,967
Income taxes	50,499	55,754	36,536

Significant non-cash investing and financing transactions:
Transfers of AFS securities to HTM securities	1,288,982	—	—
Acquisitions:
Assets acquired	3,254,173	848,806	2,174,723
Liabilities assumed	2,657,173	695,420	1,987,026
Net assets acquired	597,000	153,386	187,697
Value of common stock issued	595,581	94,046	163,589
Other non-cash consideration (1)	795	9,178	—
(1) See Note 3, Acquisitions, for further detail.

(5) Investments

During 2022, United transferred AFS debt securities to HTM with a fair value on the transfer date of $1.29 billion, which included unrealized losses recorded in AOCI totaling $87.4 million. Transfer date unrealized losses are amortized and reclassified out of AOCI as a yield adjustment, which is offset by discount accretion of the transferred HTM securities. Amortization of transfer date unrealized losses and discount accretion are recognized over the remaining life of the securities.

The cost basis, unrealized gains and losses, and fair value of HTM debt securities as of the dates indicated are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2022
U.S. Treasuries	$19,834	$—	$2,417	$17,417
U.S. Government agencies & GSEs	99,679	—	18,169	81,510
State and political subdivisions	295,945	56	64,340	231,661
Residential MBS, Agency & GSE	1,488,028	35	223,566	1,264,497
Commercial MBS, Agency & GSE	695,162	—	111,586	583,576
Supranational entities	15,000	—	2,588	12,412
Total	$2,613,648	$91	$422,666	$2,191,073

As of December 31, 2021
U.S. Treasuries	$19,803	$20	$—	$19,823
U.S. Government agencies & GSEs	70,180	—	1,121	69,059
State and political subdivisions	257,688	4,341	4,080	257,949
Residential MBS, Agency & GSE	381,641	2,021	3,687	379,975
Commercial MBS, Agency & GSE	411,786	4,106	8,915	406,977
Supranational entities	15,000	21	—	15,021
Total	$1,156,098	$10,509	$17,803	$1,148,804

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5) Investments, continued

The cost basis, unrealized gains and losses, and fair value of AFS debt securities as of the dates indicated are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2022
U.S. Treasuries	$163,972	$—	$14,620	$149,352
U.S. Government agencies & GSEs	266,347	463	16,694	250,116
State and political subdivisions	329,723	151	26,126	303,748
Residential MBS, Agency & GSE	1,609,442	13	160,636	1,448,819
Residential MBS, Non-agency	374,535	—	27,873	346,662
Commercial MBS, Agency & GSE	720,282	471	79,407	641,346
Commercial MBS, Non-agency	31,624	—	1,058	30,566
Corporate bonds	236,181	34	23,763	212,452
Asset-backed securities	239,220	—	7,948	231,272
Total	$3,971,326	$1,132	$358,125	$3,614,333

As of December 31, 2021
U.S. Treasuries	$218,027	$1,661	$2,168	$217,520
U.S. Government agencies & GSEs	189,855	605	3,428	187,032
State and political subdivisions	263,269	15,237	2,662	275,844
Residential MBS, Agency & GSE	2,079,700	9,785	28,521	2,060,964
Residential MBS, Non-agency	81,925	2,249	4	84,170
Commercial MBS, Agency & GSE	870,563	2,974	16,156	857,381
Commercial MBS, Non-agency	15,202	1,268	—	16,470
Corporate bonds	194,164	814	1,812	193,166
Asset-backed securities	603,824	2,000	1,547	604,277
Total	$4,516,529	$36,593	$56,298	$4,496,824

At December 31, 2022 and 2021, securities with a carrying value of $2.53 billion and $1.46 billion, respectively, were pledged primarily to secure deposits. At year-end 2022 and 2021, there were no holdings of debt obligations of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following summarizes HTM debt securities in an unrealized loss position as of the dates indicated (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2022
U.S. Treasuries	$17,417	$2,417	$—	$—	$17,417	$2,417
U.S. Government agencies & GSEs	10,687	1,813	70,823	16,356	81,510	18,169
State and political subdivisions	104,243	20,639	117,115	43,701	221,358	64,340
Residential MBS, Agency & GSE	296,673	38,289	965,785	185,277	1,262,458	223,566
Commercial MBS, Agency & GSE	176,848	24,497	406,728	87,089	583,576	111,586
Supranational entities	12,412	2,588	—	—	12,412	2,588
Total unrealized loss position	$618,280	$90,243	$1,560,451	$332,423	$2,178,731	$422,666

As of December 31, 2021
U.S. Government agencies & GSEs	$64,658	$888	$4,401	$233	$69,059	$1,121
State and political subdivisions	131,128	3,590	9,006	490	140,134	4,080
Residential MBS, Agency & GSE	289,132	3,687	—	—	289,132	3,687
Commercial MBS, Agency & GSE	314,049	8,540	10,384	375	324,433	8,915
Total unrealized loss position	$798,967	$16,705	$23,791	$1,098	$822,758	$17,803

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5) Investments, continued

The following summarizes AFS debt securities in an unrealized loss position as of the dates indicated (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2022
U.S. Treasuries	$49,259	$724	$100,093	$13,896	$149,352	$14,620
U.S. Government agencies & GSEs	93,015	2,124	108,093	14,570	201,108	16,694
State and political subdivisions	207,749	9,906	62,606	16,220	270,355	26,126
Residential MBS, Agency & GSE	1,049,648	102,852	392,288	57,784	1,441,936	160,636
Residential MBS, Non-agency	338,399	27,095	8,263	778	346,662	27,873
Commercial MBS, Agency & GSE	288,787	17,304	332,088	62,103	620,875	79,407
Commercial MBS, Non-agency	30,566	1,058	—	—	30,566	1,058
Corporate bonds	83,010	7,776	127,603	15,987	210,613	23,763
Asset-backed securities	97,705	2,664	133,567	5,284	231,272	7,948
Total unrealized loss position	$2,238,138	$171,503	$1,264,601	$186,622	$3,502,739	$358,125

As of December 31, 2021
U.S. Treasuries	$111,606	$2,168	$—	$—	$111,606	$2,168
U.S. Government agencies & GSEs	132,893	2,591	20,093	837	152,986	3,428
State and political subdivisions	69,302	2,581	3,148	81	72,450	2,662
Residential MBS, Agency & GSE	1,534,744	25,799	74,481	2,722	1,609,225	28,521
Residential MBS, Non-agency	12,608	4	—	—	12,608	4
Commercial MBS, Agency & GSE	582,235	13,098	66,014	3,058	648,249	16,156
Corporate bonds	149,246	1,811	16	1	149,262	1,812
Asset-backed securities	195,164	1,546	571	1	195,735	1,547
Total unrealized loss position	$2,787,798	$49,598	$164,323	$6,700	$2,952,121	$56,298

At December 31, 2022, there were 740 AFS debt securities and 315 HTM debt securities that were in an unrealized loss position. Management does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of its amortized cost basis. Unrealized losses at December 31, 2022 and 2021 were primarily attributable to changes in interest rates.

At December 31, 2022 and 2021, calculated credit losses and, thus, the related ACL on HTM debt securities were de minimis due to the high credit quality of the portfolio, which included securities issued or guaranteed by the U.S. Treasury, U.S. Government agencies, GSEs, high credit quality municipalities and supranational entities. As a result, no ACL was recorded on the HTM portfolio at December 31, 2022 and 2021. In addition, based on the assessment performed as of December 31, 2022 and 2021, there was no ACL required related to the AFS portfolio. See Note 1 for additional details on the ACL as it relates to the securities portfolio.

The following table presents accrued interest receivable for the periods indicated on HTM and AFS debt securities (in thousands), which was excluded from the estimate of credit losses.

	Accrued Interest Receivable
	December 31,
	2022	2021
HTM	$7,234	$3,596
AFS	15,281	9,868

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5) Investments, continued

The amortized cost and fair value of AFS and HTM debt securities at December 31, 2022, by contractual maturity, are presented in the following table (in thousands). Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year:
U.S. Treasuries	$49,983	$49,259	$—	$—
U.S. Government agencies & GSEs	174	173	—	—
State and political subdivisions	—	—	1,200	1,197
Corporate bonds	2,583	2,532	—	—
	52,740	51,964	1,200	1,197
1 to 5 years:
U.S. Treasuries	99,049	87,052	—	—
U.S. Government agencies & GSEs	38,495	34,603	—	—
State and political subdivisions	45,271	43,744	18,698	17,914
Corporate bonds	151,352	138,056	—	—
	334,167	303,455	18,698	17,914
5 to 10 years:
U.S. Treasuries	14,940	$13,041	$19,834	$17,417
U.S. Government agencies & GSEs	76,287	67,958	73,246	60,665
State and political subdivisions	163,617	151,845	26,024	22,028
Corporate bonds	81,450	71,043	—	—
Supranational entities	—	—	15,000	12,412
	336,294	303,887	134,104	112,522
More than 10 years:
U.S. Government agencies & GSEs	151,391	147,382	26,433	20,845
State and political subdivisions	120,835	108,159	250,023	190,522
Corporate bonds	796	821	—	—
	273,022	256,362	276,456	211,367
Debt securities not due at a single maturity:
Asset-backed securities	239,220	231,272	—	—
Residential MBS	1,983,977	1,795,481	1,488,028	1,264,497
Commercial MBS	751,906	671,912	695,162	583,576

Total	$3,971,326	$3,614,333	$2,613,648	$2,191,073

Realized gains and losses are derived using the specific identification method for determining the cost of the securities sold. The following summarizes securities sales activities for the years ended December 31 (in thousands):

	2022	2021	2020
Proceeds from sales	$318,457	$288,986	$40,625

Gross gains on sales	$1,009	$2,346	$748
Gross losses on sales	(4,881)	(2,263)	—
Net gains (losses) on sales of securities	$(3,872)	$83	$748

Income tax expense (benefit) attributable to sales	$(1,026)	$(46)	$191

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5) Investments, continued

Equity Investments
The table below reflects the carrying value of certain equity investments, which are included in other assets on the consolidated balance sheet, as of December 31 (in thousands).

	December 31,
	2022	2021
FHLB Stock	$33,828	$9,225
Equity securities with readily determinable fair values	13,637	1,302

(6)    Loans and Leases and Allowance for Credit Losses

Major classifications of the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”) are summarized as of the dates indicated as follows (in thousands):

	December 31,
	2022	2021
Owner occupied commercial real estate	$2,734,666	$2,321,685
Income producing commercial real estate	3,261,626	2,600,858
Commercial & industrial	2,252,322	1,910,162
Commercial construction	1,597,848	1,014,830
Equipment financing	1,374,251	1,083,021
Total commercial	11,220,713	8,930,556
Residential mortgage	2,355,061	1,637,885
HELOC	850,269	694,034
Residential construction	442,553	359,815
Manufactured housing	316,741	—
Consumer	149,290	138,056
Total loans	15,334,627	11,760,346
Less ACL - loans	(159,357)	(102,532)
Loans, net	$15,175,270	$11,657,814

At December 31, 2022 and 2021, $2.04 million and $1.01 million, respectively, in overdrawn deposit accounts were reclassified as consumer loans.

Accrued interest receivable related to loans totaled $52.0 million and $28.5 million at December 31, 2022 and 2021, respectively, and was reported in accrued interest receivable on the consolidated balance sheets.

At December 31, 2022, the loan portfolio was subject to blanket pledges on certain qualifying loan types with the FHLB to secure advances outstanding and contingent funding sources.

The following table presents loans held for investment that were sold in the periods presented (in thousands). The gains and losses on these loan sales were included in noninterest income on the consolidated statements of income.

	Loans Sold
	2022	2021	2020
Guaranteed portion of SBA/USDA loans	$104,813	$90,903	$48,385
Equipment financing receivables	89,850	59,097	27,018
Total	$194,663	$150,000	$75,403

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued
At December 31, 2022 and 2021, equipment financing assets included leases of $46.0 million and $37.7 million, respectively. The components of the net investment in leases, which included both sales-type and direct financing, are presented below (in thousands).

	December 31,
	2022	2021
Minimum future lease payments receivable	$49,723	$39,962
Estimated residual value of leased equipment	2,804	3,216
Initial direct costs	767	669
Security deposits	(429)	(687)
Unearned income	(6,877)	(5,432)
Net investment in leases	$45,988	$37,728

Minimum future lease payments expected to be received from equipment financing lease contracts as of December 31, 2022 were as follows (in thousands):

Year
2023	$17,531
2024	13,356
2025	9,882
2026	6,184
2027	2,636
Thereafter	134
Total	$49,723

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued
Nonaccrual and Past Due Loans
The following table presents the amortized cost basis in loans by aging category and accrual status as of December 31, 2022 and 2021 (in thousands).

	Accruing
		Loans Past Due
	Current Loans	30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual Loans	Total Loans
As of December 31, 2022
Owner occupied commercial real estate	$2,731,574	$1,522	$1,047	$—	$523	$2,734,666
Income producing commercial real estate	3,257,232	468	41	—	3,885	3,261,626
Commercial & industrial	2,234,284	3,288	274	6	14,470	2,252,322
Commercial construction	1,597,268	447	—	—	133	1,597,848
Equipment financing	1,362,622	4,285	1,906	—	5,438	1,374,251
Total commercial	11,182,980	10,010	3,268	6	24,449	11,220,713
Residential mortgage	2,342,196	1,939	7	—	10,919	2,355,061
HELOC	844,888	2,709	784	—	1,888	850,269
Residential construction	441,673	20	455	—	405	442,553
Manufactured housing	302,386	6,913	924	—	6,518	316,741
Consumer	148,943	237	48	9	53	149,290
Total loans	$15,263,066	$21,828	$5,486	$15	$44,232	$15,334,627

As of December 31, 2021
Owner occupied commercial real estate	$2,318,944	$27	$—	$—	$2,714	$2,321,685
Income producing commercial real estate	2,593,124	146	—	—	7,588	2,600,858
Commercial & industrial	1,903,730	584	419	—	5,429	1,910,162
Commercial construction	1,014,211	—	276	—	343	1,014,830
Equipment financing	1,079,180	1,415	685	—	1,741	1,083,021
Total commercial	8,909,189	2,172	1,380	—	17,815	8,930,556
Residential mortgage	1,622,754	1,583	235	—	13,313	1,637,885
HELOC	691,814	920	88	—	1,212	694,034
Residential construction	358,741	654	—	—	420	359,815
Consumer	137,564	421	19	—	52	138,056
Total loans	$11,720,062	$5,750	$1,722	$—	$32,812	$11,760,346

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued

The following table presents nonaccrual loans by loan class for the periods indicated (in thousands).

	Nonaccrual loans
	December 31, 2022			December 31, 2021
	With no allowance	With an allowance	Total	With no allowance	With an allowance	Total
Owner occupied commercial real estate	$276	$247	$523	$2,141	$573	$2,714
Income producing commercial real estate	3,798	87	3,885	6,873	715	7,588
Commercial & industrial	13,917	553	14,470	3,715	1,714	5,429
Commercial construction	69	64	133	—	343	343
Equipment financing	85	5,353	5,438	—	1,741	1,741
Total commercial	18,145	6,304	24,449	12,729	5,086	17,815
Residential mortgage	2,159	8,760	10,919	3,126	10,187	13,313
HELOC	430	1,458	1,888	219	993	1,212
Residential construction	311	94	405	280	140	420
Manufactured housing	—	6,518	6,518	—	—	—
Consumer	3	50	53	6	46	52
Total	$21,048	$23,184	$44,232	$16,360	$16,452	$32,812

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

	Term Loans						Revolvers	Revolvers converted to term loans	Total
As of December 31, 2022	2022	2021	2020	2019	2018	Prior
Pass
Owner occupied commercial real estate	$669,451	$671,395	$611,900	$204,990	$127,738	$253,890	$114,975	$5,779	$2,660,118
Income producing commercial real estate	812,804	753,936	733,946	248,259	171,108	255,485	50,026	9,953	3,035,517
Commercial & industrial	535,594	388,851	186,292	134,789	119,547	71,503	670,161	15,880	2,122,617
Commercial construction	732,147	391,963	256,087	78,778	11,977	19,973	70,819	1,433	1,563,177
Equipment financing	714,044	374,030	162,463	93,690	22,753	1,214	—	—	1,368,194
Total commercial	3,464,040	2,580,175	1,950,688	760,506	453,123	602,065	905,981	33,045	10,749,623
Residential mortgage	894,960	742,821	329,762	91,300	55,785	223,846	8	3,133	2,341,615
HELOC	—	—	—	—	—	—	824,153	23,948	848,101
Residential construction	344,443	82,289	4,478	1,742	1,545	7,549	—	31	442,077
Manufactured housing	78,097	54,976	48,908	34,836	31,060	61,148	—	—	309,025
Consumer	71,899	29,322	15,406	3,987	1,837	588	25,963	126	149,128
	4,853,439	3,489,583	2,349,242	892,371	543,350	895,196	1,756,105	60,283	14,839,569
Special Mention
Owner occupied commercial real estate	4,236	8,036	4,641	10,299	1,232	11,596	3,875	279	44,194
Income producing commercial real estate	41,423	1,137	44,802	32,821	21,647	50	805	—	142,685
Commercial & industrial	1,695	21,745	2,686	1,047	1,244	167	10,449	309	39,342
Commercial construction	850	33	1,640	13,237	4,891	28	—	—	20,679
Equipment financing	—	—	—	—	—	—	—	—	—
Total commercial	48,204	30,951	53,769	57,404	29,014	11,841	15,129	588	246,900
Residential mortgage	—	—	—	—	—	—	—	—	—
HELOC	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—
Manufactured housing	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
	48,204	30,951	53,769	57,404	29,014	11,841	15,129	588	246,900
Substandard
Owner occupied commercial real estate	9,835	77	2,873	4,490	1,204	8,055	209	3,611	30,354
Income producing commercial real estate	52,384	1,357	1,867	4,180	13,209	10,365	—	62	83,424
Commercial & industrial	10,431	19,477	3,880	4,557	11,019	1,189	39,333	477	90,363
Commercial construction	133	—	45	2	3,876	9,693	—	243	13,992
Equipment financing	1,625	2,160	1,303	705	236	28	—	—	6,057
Total commercial	74,408	23,071	9,968	13,934	29,544	29,330	39,542	4,393	224,190
Residential mortgage	1,195	964	1,364	1,836	2,589	5,296	—	202	13,446
HELOC	—	—	—	—	—	—	93	2,075	2,168
Residential construction	32	268	—	20	3	153	—	—	476
Manufactured housing	1,130	1,267	1,427	990	1,188	1,714	—	—	7,716
Consumer	20	77	34	1	25	4	1	—	162
	76,785	25,647	12,793	16,781	33,349	36,497	39,636	6,670	248,158

Total	$4,978,428	$3,546,181	$2,415,804	$966,556	$605,713	$943,534	$1,810,870	$67,541	$15,334,627

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued

	Term Loans						Revolvers	Revolvers converted to term loans	Total
As of December 31, 2021	2021	2020	2019	2018	2017	Prior
Pass
Owner occupied commercial real estate	$643,151	$674,124	$278,702	$153,233	$139,584	$267,460	$68,354	$17,150	$2,241,758
Income producing commercial real estate	668,322	678,487	333,911	221,218	165,563	219,459	41,157	11,830	2,339,947
Commercial & industrial	638,567	270,150	178,944	136,281	50,567	72,904	514,750	4,361	1,866,524
Commercial construction	378,695	303,154	149,740	40,625	22,983	13,206	12,628	1,673	922,704
Equipment financing	563,618	271,913	167,904	63,254	13,145	903	—	—	1,080,737
Total commercial	2,892,353	2,197,828	1,109,201	614,611	391,842	573,932	636,889	35,014	8,451,670
Residential mortgage	781,007	370,092	108,091	64,346	71,552	221,131	9	3,915	1,620,143
HELOC	—	—	—	—	—	—	676,545	14,994	691,539
Residential construction	325,111	16,301	2,802	2,278	3,144	9,352	—	33	359,021
Consumer	57,530	29,218	10,757	5,137	1,439	1,355	32,312	111	137,859
	4,056,001	2,613,439	1,230,851	686,372	467,977	805,770	1,345,755	54,067	11,260,232
Special Mention
Owner occupied commercial real estate	7,772	2,979	16,639	4,374	6,007	2,641	248	286	40,946
Income producing commercial real estate	64,139	27,875	21,875	22,292	18,415	21,880	—	—	176,476
Commercial & industrial	1,037	1,831	2,740	597	273	303	2,242	—	9,023
Commercial construction	14,283	16,237	13,149	22,479	11,766	52	—	—	77,966
Equipment financing	—	—	—	—	—	—	—	—	—
Total commercial	87,231	48,922	54,403	49,742	36,461	24,876	2,490	286	304,411
Residential mortgage	—	—	—	—	—	—	—	—	—
HELOC	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
	87,231	48,922	54,403	49,742	36,461	24,876	2,490	286	304,411
Substandard
Owner occupied commercial real estate	11,987	1,049	4,216	3,712	5,829	11,088	—	1,100	38,981
Income producing commercial real estate	15,485	12,618	3,779	29,212	6,726	16,531	—	84	84,435
Commercial & industrial	2,741	1,615	5,284	12,685	1,232	5,863	4,326	869	34,615
Commercial construction	3,464	157	272	11	9,750	255	—	251	14,160
Equipment financing	428	590	676	503	84	3	—	—	2,284
Total commercial	34,105	16,029	14,227	46,123	23,621	33,740	4,326	2,304	174,475
Residential mortgage	3,339	1,585	2,813	3,229	1,205	4,744	—	827	17,742
HELOC	—	—	—	—	—	—	329	2,166	2,495
Residential construction	407	—	30	51	—	306	—	—	794
Consumer	37	16	22	26	22	50	3	21	197
	37,888	17,630	17,092	49,429	24,848	38,840	4,658	5,318	195,703

Total	$4,181,120	$2,679,991	$1,302,346	$785,543	$529,286	$869,486	$1,352,903	$59,671	$11,760,346

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued

Troubled Debt Restructurings and Other Modifications
As of December 31, 2022 and 2021, United had TDRs totaling $41.2 million and $52.4 million, respectively. Loans modified under the terms of a TDR during the years ended December 31 are presented in the table below. In addition, the following table presents loans modified under the terms of a TDR that defaulted (became 90 days or more delinquent) during the years ended December 31 that were initially restructured within one year prior to default (dollars in thousands):

	New TDRs
	Number of Contracts	Post-Modification Outstanding Recorded Investment by Type of Modification				TDRs Modified Within the Year That Have Subsequently Defaulted
Year Ended December 31, 2022		Rate Reduction	Structure	Other	Total	Number of Contracts	Recorded Investment
Owner occupied commercial real estate	1	$—	$112	$—	$112	—	$—
Income producing commercial real estate	—	—	—	—	—	—	—
Commercial & industrial	6	—	1,118	9,400	10,518	1	394
Commercial construction	—	—	—	—	—	—	—
Equipment financing	60	—	8,165	—	8,165	13	735
Total commercial	67	—	9,395	9,400	18,795	14	1,129
Residential mortgage	9	—	982	—	982	4	509
HELOC	7	—	1,242	6	1,248	—	—
Residential construction	—	—	—	—	—	—	—
Manufactured housing	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	83	$—	$11,619	$9,406	$21,025	18	$1,638
Year Ended December 31, 2021
Owner occupied commercial real estate	2	$—	$731	$—	$731	1	$99
Income producing commercial real estate	3	—	—	1,697	1,697	—	—
Commercial & industrial	8	—	597	103	700	2	76
Commercial construction	1	—	309	—	309	—	—
Equipment financing	62	—	4,689	—	4,689	15	375
Total commercial	76	—	6,326	1,800	8,126	18	550
Residential mortgage	16	—	1,528	57	1,585	4	593
HELOC	—	—	—	—	—	2	92
Residential construction	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—
Total	92	$—	$7,854	$1,857	$9,711	24	$1,235
Year Ended December 31, 2020
Owner occupied commercial real estate	8	$—	$833	$1,536	$2,369	—	$—
Income producing commercial real estate	7	—	4,856	6,699	11,555	1	5,998
Commercial & industrial	4	—	586	15	601	3	819
Commercial construction	7	—	832	70	902	—	—
Equipment financing	172	—	5,821	—	5,821	22	944
Total commercial	198	—	12,928	8,320	21,248	26	7,761
Residential mortgage	40	—	4,359	3	4,362	2	145
HELOC	4	—	164	—	164	1	60
Residential construction	3	—	123	—	123	—	—
Consumer	7	—	11	24	35	1	3
Total	252	$—	$17,585	$8,347	$25,932	30	$7,969

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued
Allowance for Credit Losses
The following table presents the balance and activity in the ACL by portfolio segment for the periods indicated (in thousands):

Year Ended December 31, 2022	Beginning Balance	Initial ACL- PCD loans(1)	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied commercial real estate	$14,282	$266	$(6)	$1,767	$3,525	$19,834
Income producing commercial real estate	24,156	4,366	(606)	949	3,217	32,082
Commercial & industrial	16,592	2,337	(10,284)	3,824	11,035	23,504
Commercial construction	9,956	2,857	(41)	625	6,723	20,120
Equipment financing	16,290	—	(6,980)	3,027	11,058	23,395
Residential mortgage	12,390	385	(55)	302	7,787	20,809
HELOC	6,568	60	(69)	687	1,461	8,707
Residential construction	1,847	1	—	231	(30)	2,049
Manufactured housing	—	2,438	(794)	29	6,425	8,098
Consumer	451	27	(3,460)	1,200	2,541	759
ACL - loans	102,532	12,737	(22,295)	12,641	53,742	159,357
ACL - unfunded commitments	10,992	—	—	—	10,171	21,163
Total ACL	$113,524	$12,737	$(22,295)	$12,641	$63,913	$180,520
(1) Represents the initial ACL related to PCD loans acquired in the Reliant transaction.

Year Ended December 31, 2021	Beginning Balance	Initial ACL- PCD loans(1)	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied commercial real estate	$20,673	$280	$(1,640)	$1,324	$(6,355)	$14,282
Income producing commercial real estate	41,737	982	(267)	496	(18,792)	24,156
Commercial & industrial	22,019	312	(4,776)	7,275	(8,238)	16,592
Commercial construction	10,952	1,969	(334)	1,081	(3,712)	9,956
Equipment financing	16,820	—	(5,724)	2,619	2,575	16,290
Residential mortgage	15,341	—	(344)	564	(3,171)	12,390
HELOC	8,417	1	(112)	517	(2,255)	6,568
Residential construction	764	—	(10)	157	936	1,847
Consumer	287	—	(2,066)	1,202	1,028	451
ACL - loans	137,010	3,544	(15,273)	15,235	(37,984)	102,532
ACL - unfunded commitments	10,558	—	—	—	434	10,992
Total ACL	$147,568	$3,544	$(15,273)	$15,235	$(37,550)	$113,524
(1) Represents the initial ACL related to PCD loans acquired in the Aquesta transaction.

Year Ended December 31, 2020	Dec. 31, 2019	Adoption of CECL	Jan. 1, 2020	Initial ACL- PCD loans(1)	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied commercial real estate	$11,404	$(1,616)	$9,788	$1,779	$(70)	$2,565	$6,611	$20,673
Income producing commercial real estate	12,306	(30)	12,276	1,208	(8,430)	3,546	33,137	41,737
Commercial & industrial	5,266	4,012	9,278	7,680	(10,707)	1,371	14,397	22,019
Commercial construction	9,668	(2,583)	7,085	74	(726)	1,045	3,474	10,952
Equipment financing	7,384	5,871	13,255	—	(8,764)	2,004	10,325	16,820
Residential mortgage	8,081	1,569	9,650	195	(398)	455	5,439	15,341
HELOC	4,575	1,919	6,494	209	(221)	677	1,258	8,417
Residential construction	2,504	(1,771)	733	—	(93)	156	(32)	764
Consumer	901	(491)	410	7	(2,985)	2,259	596	287
ACL - loans	62,089	6,880	68,969	11,152	(32,394)	14,078	75,205	137,010
ACL - unfunded commitments	3,458	1,871	5,329	—	—	—	5,229	10,558
Total ACL	$65,547	$8,751	$74,298	$11,152	$(32,394)	$14,078	$80,434	$147,568
(1) Represents the initial ACL related to PCD loans acquired in the Three Shores transaction.

At December 31, 2022, 2021 and 2020, United used a one-year reasonable and supportable forecast period. Expected credit losses were estimated using a regression model for each segment based on historical data from peer banks combined with a third party vendor’s economic forecast to predict the change in credit losses. These estimates were then combined with a starting value that was based on United’s recent default experience to produce an expected default rate, with the results subject to a floor. In the case of residential construction, at December 31, 2022, the expected default rate was adjusted by a model overlay based on expectations of future performance. At December 31, 2022, the third party vendor’s forecast, which was representative of a baseline scenario, worsened compared to December 31, 2021, including the unemployment rate which has a significant impact on our models and contributed to increased provision expense in 2022. At December 31, 2022, United applied qualitative factors to

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued
the model output for commercial construction, HELOC, residential mortgage and equipment finance portfolios to reflect management’s approximation of long-term losses.

For periods beyond the reasonable and supportable forecast period of one year, United reverted to historical credit loss information on a straight line basis over two years. For most collateral types, United reverted to through-the-cycle average default rates using peer data from 2000 to 2017. For loans secured by residential mortgages and manufactured housing, the peer data was adjusted for changes in lending practices designed to mitigate the magnitude of losses observed during the mortgage crisis.

(7)    Premises and Equipment

Premises and equipment are summarized as follows as of the dates indicated (in thousands):

	December 31,
	2022	2021
Land and land improvements	$101,187	$95,029
Buildings and improvements	210,018	189,339
Furniture and equipment	115,569	100,205
Construction in progress	34,669	10,088
	461,443	394,661
Less accumulated depreciation	(162,987)	(149,365)
Premises and equipment, net	$298,456	$245,296

Depreciation expense was $17.0 million, $15.7 million and $15.6 million for 2022, 2021 and 2020, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(8) Derivatives and Hedging Activities

The table below presents the fair value of derivative financial instruments as of the dates indicated as well as their classification on the consolidated balance sheets (in thousands):

	December 31, 2022			December 31, 2021
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Cash flow hedge of subordinated debt	$100,000	$16,191	$—	$100,000	$6,389	$—
Cash flow hedge of trust preferred securities	20,000	—	—	20,000	—	—
Fair value hedge of brokered CDs	—	—	—	10,000	—	—
Total	120,000	16,191	—	130,000	6,389	—

Derivatives not designated as hedging instruments:
Customer derivative positions	1,097,578	341	86,358	1,206,145	28,656	10,663
Dealer offsets to customer derivative positions	1,097,578	22,393	274	1,230,885	974	9,232
Risk participations	88,586	15	1	69,385	16	7
Mortgage banking - loan commitment	19,685	394	—	110,897	3,450	—
Mortgage banking - forward sales commitment	49,750	198	71	201,419	67	202
Bifurcated embedded derivatives	51,935	11,104	—	51,935	2,928	—
Dealer offsets to bifurcated embedded derivatives	51,935	—	12,839	51,935	—	5,041
Total	2,457,047	34,445	99,543	2,922,601	36,091	25,145

Total derivatives	$2,577,047	$50,636	$99,543	$3,052,601	$42,480	$25,145

Total gross derivative instruments		$50,636	$99,543		$42,480	$25,145
Less: Amounts subject to master netting agreements		(346)	(346)		(694)	(694)
Less: Cash collateral received/pledged		(38,386)	(13,089)		(6,620)	(14,148)
Net amount		$11,904	$86,108		$35,166	$10,303

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

Hedging Derivatives

Cash Flow Hedges of Interest Rate Risk
United enters into cash flow hedges to mitigate exposure to the variability of future cash flows or other forecasted transactions. At December 31, 2022 and 2021, United utilized interest rate caps and swaps to hedge the variability of cash flows due to changes in interest rates on certain of its variable-rate subordinated debt and trust preferred securities. United considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates. Therefore, changes in the fair value of these derivative instruments are recognized in OCI. Gains and losses related to changes in fair value are reclassified into earnings in the periods the hedged forecasted transactions occur. Losses representing amortization of the premium recorded on cash flow hedges, which is a component excluded from the assessment of effectiveness, are recognized in earnings on a straight-line basis in the same financial statement line as the hedged item over the term of the hedge. Over the next twelve months, United expects to reclassify $4.51 million of gains from AOCI into earnings related to these agreements.

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

At December 31, 2021, United had an interest rate swap that was designated as a fair value hedge of fixed-rate brokered time deposits. During the first quarter of 2022, the hedged brokered deposit and the associated swap matured. The swap involved the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreement. As of December 31, 2021, the carrying amount of the hedged fixed-rate brokered time deposit and the positive cumulative fair value hedging adjustment included in the carrying amount of the hedged liability were $10.0 million and $28,000, respectively.

The table below presents the effect of derivatives in hedging relationships on the consolidated statements of income (in thousands).

	Year Ended December 31,
	2022	2021	2020
Total interest expense presented in the consolidated statements of income	$(60,798)	$(29,760)	$(56,237)

Effect of hedging relationships on interest expense:
Net income recognized on fair value hedges	28	210	281
Net expense recognized on cash flow hedges (1)	(269)	(608)	(359)
(1) Includes $472,000, $472,000 and $329,000 of premium amortization expense excluded from the assessment of hedge effectiveness for the years ended December 31, 2022, 2021 and 2020, respectively.

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

United also has three interest rate swap contracts that are economic hedges of market-linked brokered certificates of deposit, but are not designated as hedging instruments. The market-linked brokered certificates of deposit contain embedded derivatives that are bifurcated from the host instruments and marked to market through earnings. The fair value marks on the market linked swaps and the bifurcated embedded derivatives tend to move in opposite directions and therefore provide an economic hedge.

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

	Income Statement Location	Year Ended December 31,
		2022	2021	2020
Customer derivatives and dealer offsets	Other noninterest income	$2,063	$3,302	$6,732
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	90	433	(63)
Mortgage banking derivatives	Mortgage loan revenue	8,144	(1,805)	(7,873)
Risk participations	Other noninterest income	104	(90)	(340)
Total gains and losses		$10,401	$1,840	$(1,544)

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

(9)    Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets is summarized below as of the dates indicated (in thousands):

	December 31,
	2022	2021
Core deposit intangible	$46,900	$38,192
Less: accumulated amortization	(26,112)	(25,870)
Net core deposit intangible	20,788	12,322
Customer relationship intangible	8,400	8,400
Less: accumulated amortization	(1,114)	(322)
Net customer relationship intangible	7,286	8,078
Total intangibles subject to amortization, net	28,074	20,400
Goodwill	751,174	452,007
Total goodwill and other intangible assets, net	$779,248	$472,407

In addition to the FinTrust customer relationship intangible discussed in Note 3, during 2021 United purchased the customer lists of two financial advisory firms for an aggregate purchase price of $870,000. All consideration paid was allocated to a customer relationship intangible.

The following is a summary of changes in the carrying amounts of goodwill for the years indicated (in thousands):

Goodwill (1)
December 31, 2020	$367,809
Acquisition of FinTrust	14,163
Acquisition of Aquesta	70,035
December 31, 2021	452,007
Acquisition of Reliant	299,167
December 31, 2022	$751,174
(1) Goodwill balances presented are shown net of accumulated impairment losses of $306 million incurred prior to 2020.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)    Goodwill and Other Intangible Assets, continued

The estimated aggregate amortization expense for future periods for finite lived intangibles is as follows (in thousands):

Year
2023	$5,903
2024	5,018
2025	4,051
2026	3,303
2027	2,555
Thereafter	7,244
Total	$28,074

(10) Servicing Assets and Liabilities

Servicing Rights for SBA/USDA Loans
United accounts for servicing rights for SBA/USDA loans at fair value. The following table summarizes the changes in SBA/USDA servicing rights for the years indicated (in thousands).

	2022	2021	2020
Beginning of period	$6,513	$6,462	$6,794
Acquired servicing rights	—	581	—
Originated servicing rights capitalized upon sale of loans	2,114	2,005	1,114
Disposals	(2,062)	(1,430)	(624)
Changes in fair value due to change in inputs or assumptions used in the valuation	(1,377)	(1,105)	(822)
End of period	$5,188	$6,513	$6,462

The portfolio of SBA/USDA loans serviced for others, which is not included in the accompanying balance sheets, was $426 million and $428 million, respectively, at December 31, 2022 and 2021. The amount of contractually specified servicing fees earned by United on these servicing rights during the years ended December 31, 2022, 2021 and 2020 was $4.05 million, $3.90 million and $3.77 million, respectively.

A summary of the key characteristics, inputs, and economic assumptions used in the discounted cash flow method utilized to estimate the fair value of the servicing asset for SBA/USDA loans and the sensitivity of the fair values to immediate adverse changes in those assumptions are shown in the table below as of the dates indicated (dollars in thousands):

	December 31,
	2022	2021
Fair value of retained servicing assets	$5,188	$6,513
Prepayment rate assumption:
Weighted average	16.4%	16.3%
Range	0.0% - 35.4%	3.2% - 31.3%
10% adverse change	$(201)	$(309)
20% adverse change	(387)	(591)
Discount rate:
Weighted average	17.5%	10.3%
Range	11.9% - 25.0%	0.0% - 45.4%
100 bps adverse change	$(107)	$(166)
200 bps adverse change	(210)	(323)

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

	2022	2021	2020
Beginning of period	$25,161	$16,216	$13,565
Originated servicing rights capitalized upon sale of loans	5,051	12,510	11,911
Disposals	(2,360)	(4,275)	(2,868)
Changes in fair value due to change in inputs or assumptions used in the valuation	8,707	710	(6,392)
End of period	$36,559	$25,161	$16,216

The portfolio of residential mortgage loans serviced for others, which is not included in the consolidated balance sheets, was $2.88 billion and $2.82 billion, respectively, at December 31, 2022 and 2021. The amount of contractually specified servicing fees earned by United on these servicing rights during the years ended December 31, 2022, 2021 and 2020 was $7.24 million, $6.48 million and $4.82 million, respectively.

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the servicing asset for residential mortgage loans and the sensitivity of the fair values to immediate adverse changes in those assumptions are shown in the table below as of the dates indicated (in thousands):

	December 31,
	2022	2021
Fair value of retained servicing assets	$36,559	$25,161
Prepayment rate assumption:
Weighted average	7.5%	12.6%
Range	7.0% - 31.2%	7.0% - 77.6%
10% adverse change	$(1,236)	$(1,229)
20% adverse change	(2,404)	(2,367)
Discount rate:
Weighted average	9.5%	9.5%
Range	9.5% - 11.5%	9.5% - 10.5%
100 bps adverse change	$(1,488)	$(877)
200 bps adverse change	(2,865)	(1,693)

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

Servicing Liabilities for Equipment Financing Loans
United accounts for servicing liabilities associated with sold equipment finance loans using the amortization method. The portfolio of equipment financing loans serviced for others, which is not included in the accompanying balance sheets, was $125.3 million and $78.8 million at December 31, 2022 and 2021, respectively. The servicing liabilities related to these loans totaled $1.12 million and $675,000 at December 31, 2022 and 2021, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(11)    Time Deposits

At December 31, 2022, the contractual maturities of time deposits, including brokered time deposits, are summarized as follows (in thousands):

2023	$1,251,483
2024	460,975
2025	36,811
2026	18,301
2027	14,364
Thereafter	50,630
Total time deposits	$1,832,564

At December 31, 2022 and 2021, time deposits, excluding brokered time deposits, that met or exceeded the FDIC insurance limit of $250,000 totaled $454 million and $269 million, respectively.

(12) Short-term Borrowings and Federal Home Loan Bank Advances

At December 31, 2022, short-term borrowings consisted of repurchase agreements, which are borrowings secured by investment securities. The following table presents the remaining contractual maturity of repurchase agreements by collateral pledged as of the date indicated (in thousands).

	Remaining Contractual Maturity of the Agreements
December 31, 2022	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 days	Total
U.S. Treasuries	$158,933	$—	$—	$—	$158,933
Total	$158,933	$—	$—	$—	$158,933

United is obligated to promptly transfer additional securities if the market value of the securities falls below the repurchase agreement price. United manages this risk by maintaining an unpledged securities portfolio that it believes is sufficient to cover a decline in the market value of the securities sold under agreements to repurchase. At December 31, 2022, repurchase agreements were collateralized by securities with a carrying amount of $163 million.

At December 31, 2022, United had FHLB advances totaling $550 million with maturities in 2023 and interest rates ranging from 4.11% to 4.17%. The FHLB advances are collateralized by a blanket lien on owner occupied and income producing commercial real estate and residential mortgage loans.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(13) Long-term Debt

Long-term debt consisted of the following (in thousands):

	December 31,		Issue Date	Stated Maturity Date	Earliest Call Date
	2022	2021				Interest Rate
2027 senior debentures	35,000	35,000	2015	2027	2025	5.500% through August 2025, 3-month LIBOR plus 3.71% thereafter (1)
2030 senior debentures	100,000	100,000	2020	2030	2025	5.00% through June 2025, 3-month SOFR plus 4.87% thereafter
Total senior debentures	135,000	135,000

2028 subordinated debentures	100,000	100,000	2018	2028	2023	4.500% through January 2023, 3-month LIBOR plus 2.12% thereafter (1)
2029 subordinated debentures	60,000	—	2019	2029	2024	5.125% until December 2024, then 3-month SOFR + 3.765% thereafter
Total subordinated debentures	160,000	100,000

Tidelands Statutory Trust I	8,248	8,248	2006	2036	*	3-month LIBOR plus 1.38% (1)
Four Oaks Statutory Trust I	12,372	12,372	2006	2036	*	3-month LIBOR plus 1.35% (1)
Community First Capital Trust I	3,093	—	2002	2032	*	Prime + 0.50%
Community First Capital Trust II	5,155	—	2005	2035	*	3-month LIBOR +1.50% (1)
Community First Capital Trust III	5,464	—	2007	2037	*	3-month LIBOR plus 3.00% (1)
Total trust preferred securities	34,332	20,620
Less net discount	(4,669)	(8,260)
Total long-term debt	$324,663	$247,360
 * Indicates currently redeemable
 (1) Transitions to an alternative benchmark rate plus a comparable spread adjustment in the event that 3-month LIBOR is no longer published on a future adjustment date.

Interest is currently paid at least semiannually for all senior and subordinated debentures and trust preferred securities. All debt instruments reported above are obligations of the Holding Company.
During the first quarter of 2022, United assumed subordinated debentures and trust preferred securities with an acquisition date fair value totaling $76.7 million as part of the Reliant acquisition. See Note 3 for further detail.

(14) Operating Leases

The following table presents the balances of the ROU asset and corresponding operating lease liability and supplemental lease information as of the dates indicated (in thousands).

	December 31,
	2022	2021
ROU asset	$40,003	$29,421
Operating lease liability	41,688	31,072

Weighted average remaining lease term	5.1 years	5.4 years
Weighted average discount rate	1.8%	1.6%

During 2022, ROU assets obtained in exchange for an increase in the lease liability totaled $23.9 million, including leases assumed as part of the Reliant transaction of $14.3 million. During 2022, cash payments for amounts related to the lease liability totaled $13.2 million. During 2021, ROU assets obtained in exchange for an increase in the lease liability totaled $4.49 million, including leases assumed as part of the FinTrust and Aquesta transactions of $2.87 million. During 2020, ROU assets obtained in exchange for an increase in the lease liability totaled $17.4 million, including leases assumed as part of the Three Shores transaction of $15.1 million.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13) Operating Leases, continued
The table below presents the operating lease income and expense recognized for the periods indicated (in thousands).

	2022	2021	2020
Operating lease cost	$12,161	$8,186	$6,449
Variable lease cost	1,583	1,066	757
Short-term lease cost	169	85	100
Total lease cost	$13,913	$9,337	$7,306

Sublease income and rental income from owned properties under operating leases	$1,372	$976	$1,022

As of December 31, 2022, future minimum lease payments under operating leases were as follows (in thousands):

Year
2023	$11,716
2024	8,660
2025	6,490
2026	5,665
2027	4,791
Thereafter	6,397
Total	43,719
Less discount	(2,031)
Present value of lease liability	$41,688

(15)    Fair Value Measurements

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

(15) Fair Value Measurements, continued

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

(15) Fair Value Measurements, continued

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

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$149,352	$—	$—	$149,352
U.S. Government agencies & GSEs	—	250,116	—	250,116
State and political subdivisions	—	303,748	—	303,748
Residential MBS	—	1,795,481	—	1,795,481
Commercial MBS	—	671,912	—	671,912
Corporate bonds	—	210,240	2,212	212,452
Asset-backed securities	—	231,272	—	231,272
Equity securities with readily determinable fair values	12,278	1,359	—	13,637
Mortgage loans held for sale	—	11,794	—	11,794
Deferred compensation plan assets	11,436	—	—	11,436
Servicing rights for SBA/USDA loans	—	—	5,188	5,188
Residential mortgage servicing rights	—	—	36,559	36,559
Derivative financial instruments	—	39,123	11,513	50,636
Total assets	$173,066	$3,515,045	$55,472	$3,743,583

Liabilities:
Deferred compensation plan liability	$11,460	$—	$—	$11,460
Derivative financial instruments	—	86,703	12,840	99,543
Total liabilities	$11,460	$86,703	$12,840	$111,003

December 31, 2021	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$217,520	$—	$—	$217,520
U.S. Government agencies & GSEs	—	187,032	—	187,032
State and political subdivisions	—	275,844	—	275,844
Residential MBS	—	2,145,134	—	2,145,134
Commercial MBS	—	873,851	—	873,851
Corporate bonds	—	190,771	2,395	193,166
Asset-backed securities	—	604,277	—	604,277
Equity securities with readily determinable fair values	—	1,302	—	1,302
Mortgage loans held for sale	—	44,109	—	44,109
Deferred compensation plan assets	11,769	—	—	11,769
Servicing rights for SBA/USDA loans	—	—	6,513	6,513
Residential mortgage servicing rights	—	—	25,161	25,161
Derivative financial instruments	—	35,722	6,758	42,480
Total assets	$229,289	$4,358,042	$40,827	$4,628,158

Liabilities:
Deferred compensation plan liability	$11,795	$—	$—	$11,795
Derivative financial instruments	—	20,097	5,048	25,145
Total liabilities	$11,795	$20,097	$5,048	$36,940

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15) Fair Value Measurements, continued

For disclosure regarding the fair value of servicing rights, see Note 10. The following table shows a reconciliation of the beginning and ending balances for all other assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands):

	Derivative Asset	Derivative Liability	Corporate Bonds
December 31, 2019	$7,238	$8,559	$998
Transfers into Level 3 (1)	583	—	—
Additions	368	—	1,750
Sales and settlements	—	—	(1,000)
Fair value adjustments included in OCI	—	—	2
Fair value adjustments included in earnings	2,590	(6,151)	—
December 31, 2020	10,779	2,408	1,750
Transfers into Level 3 (1)	74	—	—
Additions	261	170	500
Fair value adjustments included in OCI	—	—	145
Fair value adjustments included in earnings	(4,356)	2,470	—
December 31, 2021	6,758	5,048	2,395
Transfers from Level 3 (1)	(290)	—	—
Additions	12	99	—
Sales and settlements	—	(1)	—
Fair value adjustments included in OCI	—	—	(183)
Fair value adjustments included in earnings	5,033	7,694	—
December 31, 2022	$11,513	$12,840	$2,212
(1) Certain derivative assets were transferred between Level 2 and Level 3 of the fair value hierarchy due to a change in the assessment of significance of the CVA.
The following table presents quantitative information about recurring Level 3 fair value measurements, excluding servicing rights which are detailed in Note 10:

Level 3 Assets and Liabilities	Valuation Technique		December 31,
		Significant Unobservable Inputs	2022		2021
			Range	Weighted Average	Range	Weighted Average
Derivative assets - mortgage	Internal model	Pull through rate	26.5% - 100%	90.7%	45.9% - 100%	87.2%
Derivative assets - customer derivative positions	Internal model	Estimated loss rate	N/A	N/A	33.4 - 44	36
Derivative assets & liabilities - other	Dealer priced	Dealer priced	N/A	N/A	N/A	N/A
Corporate bonds	Discounted cash flow	Discount rate	6.1 - 6.4	6.3	3.6 - 3.8	3.6

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

	Mortgage Loans Held for Sale
	December 31,
	2022	2021
Outstanding principal balance	$11,473	$42,581
Fair value	11,794	44,109

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15) Fair Value Measurements, continued

	Amount of Gain (Loss) Recognized on Mortgage Loans Held for Sale
Location	2022	2021	2020
Mortgage loan gains and other related fees	$(1,207)	$(4,159)	$3,815

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

The following table presents the fair value hierarchy and carrying value of all assets that were still held as of December 31, 2022 and 2021, for which a nonrecurring fair value adjustment was recorded during the periods presented (in thousands).

December 31, 2022	Level 1	Level 2	Level 3	Total
Loans held for investment	$—	$—	$7,808	$7,808
Mortgage loans held for sale	—	—	1,806	1,806

December 31, 2021
Loans held for investment	$—	$—	$2,536	$2,536

Mortgage loans held for sale that were acquired from Reliant were subject to a nonrecurring fair value adjustment resulting from the application of the lower of the amortized cost or fair value accounting. As of December 31, 2022, these loans were classified as nonrecurring Level 3 because the valuation of these loans was based on indicative bids provided by a broker, not corroborated by market transactions.

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

(15) Fair Value Measurements, continued

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

The carrying amount and fair values for other financial instruments that are not measured at fair value on a recurring basis in United’s consolidated balance sheets are as follows (in thousands):

	Carrying Amount	Fair Value Level
December 31, 2022		Level 1	Level 2	Level 3	Total
Assets:
HTM debt securities	$2,613,648	$17,417	$2,173,656	$—	$2,191,073
Loans, net	15,175,270	—	—	14,609,239	14,609,239

Liabilities:
Deposits	19,876,507	—	19,863,380	—	19,863,380
Federal Home Loan Bank advances	550,000	—	—	549,913	549,913
Long-term debt	324,663	—	—	313,380	313,380

December 31, 2021
Assets:
HTM debt securities	$1,156,098	$—	$1,148,804	$—	$1,148,804
Loans, net	11,657,814	—	—	11,607,821	11,607,821

Liabilities:
Deposits	18,241,179	—	18,239,934	—	18,239,934
Long-term debt	247,360	—	—	267,064	267,064

(16) Common and Preferred Stock

Common Stock
In November of 2022, United’s Board re-authorized its common stock repurchase program to permit the repurchase of up to $50 million of its common stock. The program is scheduled to expire on the earlier of United’s repurchase of its common stock having an aggregate purchase price of $50 million or December 31, 2023. Under the program, shares may be repurchased in open market transactions or in privately negotiated transactions, from time to time, subject to market conditions. During 2022, no shares were repurchased under the program. During 2021 and 2020, 492,744 and 826,482 shares were repurchased under the program, respectively. As of December 31, 2022, United had remaining authorization to repurchase up to $50.0 million of outstanding common stock under the program.

United sponsors a DRIP that allows participants who already own United’s common stock to purchase additional shares directly from the Company. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. In 2022, 2021 and 2020, 8,941, 10,081 and 38,107 shares, respectively, were issued under the DRIP.

Preferred Stock
During 2020, United issued $100 million, or 4,000 shares, of Series I perpetual non-cumulative preferred stock (“Preferred Stock”) with a dividend rate of 6.875% per annum for net proceeds of $96.4 million and corresponding depositary shares each representing a 1/1,000th interest in one share of Preferred Stock. If declared, dividends are payable quarterly in arrears. The Preferred Stock has no stated maturity and redemption is solely at the option of United in whole, but not in part, upon the occurrence of a regulatory capital treatment event, as defined. In addition, the Preferred Stock may be redeemed on or after

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16) Common and Preferred Stock, continued

September 15, 2025 at a cash redemption price equal to $25,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends. As of December 31, 2022 and 2021, the Preferred Stock had a carrying amount of $96.4 million.

(17) Equity Compensation Plans

United has an equity compensation plan that allows for grants of various stock-based compensation. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options and restricted stock unit awards provide for accelerated vesting if there is a change in control of United or certain other conditions are met (as defined in the plan document). As of December 31, 2022, 2.79 million additional awards could be granted under the plan.

Restricted stock units and options outstanding and activity for the years ended December 31 consisted of the following:

	Restricted Stock Units			Options
	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (000’s)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs.)	Aggregate Intrinsic Value (000’s)
December 31, 2019	808,424	$27.94		1,500	$27.95
Granted	446,512	19.15		—	—
Vested / Exercised	(324,697)	26.42		—	—
Expired	—			(1,500)	27.95
Cancelled	(36,808)	25.73		—	—
December 31, 2020	893,431	23.75		—	—
Granted	302,701	30.34		62,743	8.30
Vested / Exercised	(330,598)	26.13		(27,283)	8.20
Cancelled	(57,060)	25.15		—	—
December 31, 2021	808,474	25.15		35,460	8.38
Granted	343,526	32.92		48,239	20.88
Vested / Exercised	(340,691)	25.74	$12,169	(43,361)	19.02		$743
Cancelled	(32,623)	26.12		—	—
December 31, 2022	778,686	28.28	26,320	40,338	11.88	2.11	884
Vested / Exercisable
at December 31, 2022	—	—		40,338	11.88	2.11	884

Options granted in 2022 and 2021 were related to the Reliant and Aquesta acquisitions, respectively, with the weighted average exercise price of the acquired institution’s fully vested converted options determined pursuant to the purchase agreement. The value of the options was determined using a Black-Scholes model and was included in each acquisition’s purchase price. No compensation expense relating to options was included in earnings for 2022, 2021 or 2020.

Compensation expense for restricted stock units without market conditions is based on the market value of United’s common stock on the date of grant. United recognizes the impact of forfeitures as they occur. The value of restricted stock unit awards is amortized into expense over the service period.

In addition to time-based restricted stock unit awards, the Board has also approved PSUs, which vest based on achieving certain performance and market targets relative to a bank peer group. Achievement of the base-level performance and market targets for all applicable periods will result in the issuance of 133,716 shares, which are included in the outstanding balance as of December 31, 2022 in the table above. Additional shares may be issued if more stringent performance and market hurdles are met. The grant date per share fair market value of PSUs is estimated using the Monte Carlo Simulation valuation model.

Compensation expense recognized in the consolidated statements of income for employee restricted stock unit awards in 2022, 2021 and 2020 was $8.17 million, $6.07 million and $7.40 million, respectively, which was recognized in salaries and employee benefits expense. In addition, in 2022, 2021 and 2020, $540,000, $489,000 and $484,000, respectively, was recognized in other operating expenses for restricted stock unit awards granted to members of the Board. Deferred income tax benefits related to stock-based compensation expense of $2.22 million, $1.67 million and $2.01 million were included in the determination of income tax expense in 2022, 2021 and 2020, respectively. As of December 31, 2022, there was $17.2 million of unrecognized

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17) Equity Compensation Plans, continued

compensation cost related to restricted stock units granted under the plan. The cost is expected to be recognized over a weighted-average period of 2.7 years.

(18)    Reclassifications Out of AOCI

The following presents the details regarding amounts reclassified out of AOCI (in thousands). Amounts shown above in parentheses reduce earnings.

	Amounts Reclassified from AOCI For the Years Ended December 31,
Details about AOCI Components				Affected Line Item in the Statement Where Net Income is Presented
	2022	2021	2020
Realized gains (losses) on AFS securities:
	$(3,872)	$83	$748	Securities gains (losses), net
	1,026	46	(191)	Income tax (expense) benefit
	$(2,846)	$129	$557	Net of tax

Amortization of unrealized losses on HTM securities transferred from AFS:
	$(9,049)	$—	$(723)	Investment securities interest revenue
	2,167	—	173	Income tax benefit
	$(6,882)	$—	$(550)	Net of tax

Losses on derivative instruments accounted for as cash flow hedges:
Interest rate contracts	$(269)	$(608)	$(359)	Long-term debt interest expense
	69	156	91	Income tax benefit
	$(200)	$(452)	$(268)	Net of tax

Amortization of defined benefit pension plan net periodic pension cost components:
Prior service cost	$(313)	$(469)	$(531)	Salaries and employee benefits expense
Actuarial losses	(367)	(575)	(326)	Other expense
	(680)	(1,044)	(857)	Total before tax
	174	267	219	Income tax benefit
	$(506)	$(777)	$(638)	Net of tax

Total reclassifications for the period	$(10,434)	$(1,100)	$(899)	Net of tax

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(19) Earnings Per Share

The following table sets forth the computation of basic and diluted net income per common share for the years indicated (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Net income	$277,472	$269,801	$164,089
Earnings allocated to participating securities	(1,462)	(1,657)	(1,287)
Dividends on preferred stock	(6,875)	(6,875)	(3,533)
Net income available to common stockholders	$269,135	$261,269	$159,269
Net income per common share:
Basic	$2.52	$2.97	$1.91
Diluted	2.52	2.97	1.91
Weighted average common shares:
Basic	106,661	87,940	83,184
Effect of dilutive securities:
Stock options	39	9	—
Restricted stock units	78	148	64
Diluted	106,778	88,097	83,248

At December 31, 2022, 2021 and 2020, United had no potentially dilutive instruments outstanding that were not included in the above analysis.

(20) Income Taxes

Income tax expense is as follows for the years indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current	$67,612	$57,175	$42,688
Deferred	10,918	20,787	2,668
Total income tax expense	$78,530	$77,962	$45,356

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 21% in 2022, 2021 and 2020 to income before income taxes are as follows for the years indicated (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income tax expense on pretax income at statutory rates	$74,760	$73,030	$43,983
Add (deduct):
State taxes, net of federal benefit	7,096	9,188	5,928
BOLI earnings	(1,379)	(745)	(1,052)
Adjustment to reserve for uncertain tax positions	430	153	(1,212)
Tax-exempt interest revenue	(3,015)	(2,520)	(2,169)
Equity compensation	(1,313)	(891)	(174)
Transaction costs	296	117	217
Tax credit investments	(694)	(598)	(930)
BOLI surrender	1,746	—	—
Other	603	228	765
Total income tax expense	$78,530	$77,962	$45,356

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20) Income Taxes, continued

The following summarizes the sources and expected tax consequences of future taxable deductions (revenue) which comprise the net DTA as of the dates indicated (in thousands):

	December 31,
	2022	2021
DTAs:
ACL	$38,409	$24,349
Net operating loss carryforwards	15,170	16,656
Deferred compensation	11,181	11,011
Loan purchase accounting adjustments	5,223	4,227
Nonqualified share based compensation	1,253	1,374
Accrued expenses	10,369	7,936
Unamortized pension actuarial losses and prior service cost	—	1,442
Unrealized losses on AFS securities	103,960	5,808
Derivatives	86	—
Deferred gains on SBA/USDA loan sales	1,683	2,217
Lease liability	10,105	7,501
Other	2,884	2,780
Total DTAs	200,323	85,301
DTLs:
Unrealized gains on cash flow hedges	4,507	1,189
Acquired intangible assets	4,707	2,412
Premises and equipment	9,314	5,179
Loan origination costs	8,855	6,466
True tax leases	8,748	5,984
Servicing assets	9,243	6,779
Derivatives	—	1,309
ROU asset	9,807	7,102
Securities purchase accounting adjustments	4,150	2,644
BOLI surrender	1,746	—
Trust preferred securities debt issuance	1,606	1,673
Uncertain tax positions	1,891	1,945
Other	5,514	386
Total DTLs	70,088	43,068
Less valuation allowance	922	911
Net DTA	$129,313	$41,322

The change in the net DTA in 2022 includes an increase of $5.74 million due to current year merger and acquisition activity.

At December 31, 2022, United had:

•$19.1 million of state net operating loss carryforwards subject to annual limitation under IRC Section 382 that begin to expire in 2026, if not previously utilized.

•$24.4 million of state net operating loss carryforwards that begin to expire in 2025, if not previously utilized.

•$52.4 million in federal net operating loss carryforwards subject to annual limitation under IRC Section 382 that begin to expire in 2027, if not previously utilized.

•$3.24 million of state tax credits that begin to expire in 2023, if not previously utilized.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20) Income Taxes, continued

At December 31, 2022 and 2021, based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of the net DTA will be realized based upon future taxable income. The valuation allowance of $922,000 and $911,000, respectively, was related to specific state income tax credits that have short carryforward periods and certain acquired state net operating losses, both of which are expected to expire unused.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management’s conclusion at December 31, 2022 that it was more likely than not that the net DTA of $129.3 million will be realized is based on management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts which consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of the net DTA.

A reconciliation of the beginning and ending unrecognized tax benefit related to uncertain tax positions is as follows for the years indicated (in thousands):

	2022	2021	2020
Balance at beginning of year	$2,356	$2,163	$3,370
Additions based on tax positions related to the current year	962	634	421
Decreases resulting from a lapse in the applicable statute of limitations	(470)	(441)	(1,628)
Balance at end of year	$2,848	$2,356	$2,163

Approximately $2.25 million of the unrecognized tax benefit at December 31, 2022 would increase income from continuing operations, and thus affect United’s effective tax rate, if ultimately recognized into income.

It is United’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts. There were no penalties and interest related to income taxes recorded in the income statement in 2022, 2021 or 2020. No amounts were accrued for interest and penalties on the balance sheet at December 31, 2022 or 2021.

United and its subsidiaries file a consolidated U.S. federal income tax return, as well as various state returns in the states where it operates. United’s federal and state income tax returns are no longer subject to examination by taxing authorities for years before 2019.

(21) Benefit Plans

Defined Contribution Benefit Plans
401(k) Plan
United offers a defined contribution safe harbor 401(k) plan (the “401(k) Plan”) that covers substantially all employees meeting certain minimum service requirements. The 401(k) Plan allows employees to make pre-tax contributions to the 401(k) Plan and United matches 100% of employee contributions up to 5% of eligible compensation. Employees begin to receive matching contributions after completing 90 days of service. Under safe harbor provisions, United is required to provide a matching contribution and participants are immediately 100% vested in safe harbor matching contributions.

United’s 401(k) Plan is administered in accordance with applicable laws and regulations. Compensation expense related to the 401(k) Plan totaled $9.60 million, $7.31 million and $6.16 million in 2022, 2021 and 2020, respectively.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(21) Benefit Plans, continued

During 2022, 2021 and 2020, United recognized $104,000, $73,000 and $49,000, respectively, in matching contributions for this provision of the deferred compensation plan. The Board may also elect to make a discretionary contribution to any or all participants. No discretionary contributions were made in 2022, 2021 or 2020.

In addition to common stock related to elected deferrals of vested restricted stock units, United offers its common stock as an investment option for cash contributions to the deferred compensation plan. The common stock component is accounted for as an equity instrument and is reflected in the consolidated balance sheets as common stock issuable. The deferred compensation plan does not allow for diversification once an election is made to invest in United stock and settlement must be accomplished in shares at the time the deferral period is completed. At December 31, 2022 and 2021, United had 607,128 shares and 595,705 shares, respectively, of its common stock that were issuable under the deferred compensation plan.

Defined Benefit Pension Plan
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

Weighted-average assumptions used to determine the pension benefit obligation of the Modified Retirement Plan at year end and net periodic pension cost are shown in the table below:

	2022	2021
Discount rate for disclosures	5.15%	2.90%
Discount rate for net periodic benefit cost	2.90%	2.55%
Measurement date	12/31/2022	12/31/2021

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

United recognizes the unfunded status of the Modified Retirement Plan as a liability in the consolidated balance sheets. Information about changes in obligations and plan assets follows (in thousands):

	2022	2021
Accumulated benefit obligation:
Accumulated benefit obligation - beginning of year	$26,261	$27,099
Service cost	626	659
Interest cost	744	676
Actuarial gains	(5,833)	(1,066)
Benefits paid	(1,124)	(1,107)
Accumulated benefit obligation - end of year	20,674	26,261
Change in plan assets, at fair value:
Beginning plan assets	—	—
Actual return	—	—
Employer contribution	1,124	1,107
Benefits paid	(1,124)	(1,107)
Plan assets - end of year	—	—
Funded status - end of year (plan assets less benefit obligations)	$(20,674)	$(26,261)

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(21) Benefit Plans, continued

Components of net periodic benefit cost and other amounts recognized in other comprehensive income related to the Modified Retirement Plan are as follows (in thousands):

	2022	2021	2020
Service cost	$626	$659	$588
Interest cost	744	676	795
Amortization of prior service cost	313	469	531
Amortization of net actuarial losses	367	576	326
Net periodic benefit cost	$2,050	$2,380	$2,240

The following table summarizes the estimated future benefit payments expected to be paid from the Modified Retirement Plan for the periods indicated (in thousands).

2023	$1,192
2024	1,186
2025	1,199
2026	1,220
2027	1,510
2028-2032	8,644

Other United sponsored benefit plans
United's Employee Stock Purchase Program (“ESPP”), which was terminated during 2021, allowed eligible employees to purchase shares of common stock at a discount (10%), with no commission charges. During 2021 and 2020, United issued 6,676 shares and 34,423 shares, respectively, through the ESPP.

(22) Regulatory Matters

Capital Requirements
United and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on United. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, United and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures (as defined) established by regulation to ensure capital adequacy require United and the Bank to maintain minimum amounts and ratios of total capital, Tier 1 capital, and CET1 to RWAs, and of Tier 1 capital to average assets.

United and the Bank are also subject to a “capital conservation buffer,” which is designed to absorb losses during periods of economic stress. Banking organizations with a ratio of CET1 to RWAs above the minimum but below the conservation buffer (or below the combined capital conservation buffer and counter-cyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and discretionary bonus compensation based on the amount of the shortfall.

As of December 31, 2022, United and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time. To be categorized as well-capitalized, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at such time, as set forth in the table below, and have met certain other requirements. Management believes that United and the Bank exceeded all well-capitalized requirements at December 31, 2022, and there have been no conditions or events since year-end that would change the status of well-capitalized.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22) Regulatory Matters, continued

Regulatory capital ratios at December 31, 2022 and 2021, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under prompt corrective action provisions in effect at such times are presented below for United and the Bank (dollars in thousands):

	Basel III Guidelines		United Community Banks, Inc. (consolidated)		United Community Bank
	Minimum (1)	Well Capitalized	2022	2021	2022	2021
Risk-based ratios:
CET1 capital	4.5%	6.5%	12.26%	12.46%	12.83%	12.87%
Tier 1 capital	6.0	8.0	12.81	13.17	12.83	12.87
Total capital	8.0	10.0	14.79	14.65	13.70	13.46
Tier 1 leverage ratio	4.0	5.0	9.69	8.75	9.69	8.53
CET1 capital			$2,164,211	$1,688,176	$2,255,337	$1,738,557
Tier 1 capital			2,260,633	1,784,598	2,255,337	1,738,557
Total capital			2,610,216	1,984,376	2,408,895	1,818,335
RWAs			17,648,573	13,548,534	17,583,347	13,512,405
Average total assets			23,322,018	20,402,842	23,285,253	20,377,319
(1) As of December 31, 2022 and 2021, the additional capital conservation buffer in effect was 2.50%.

Cash, Dividend, Loan and Other Restrictions
Federal and state banking regulations place certain restrictions on dividends paid by the Bank to the Holding Company. During 2022 and 2021, the Bank paid dividends to the Holding Company of $133 million and $217 million, respectively.

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

(23) Commitments and Contingencies

The following table summarizes, as of the dates indicated, the contract amount of certain off-balance sheet instruments (in thousands):

	December 31,
	2022	2021
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$4,683,790	$3,591,975
Letters of credit	46,896	29,312

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(23) Commitments and Contingencies, continued

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

Tax Credit and Certain Equity Investments
United invests in certain LIHTC partnerships throughout its market area as a means of supporting local communities, as well as in entities that promote renewable energy sources. United receives tax credits related to these investments. For certain of the investments, United provides financing during the construction and development phase of the related projects and/or permanent financing upon completion of the project. United has concluded that these partnerships are VIEs of which it is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact the VIEs' financial performance and, therefore, is not required to consolidate these VIEs. United's maximum potential exposure to losses relative to investments in these VIEs is generally limited to the sum of the outstanding balance, future funding commitments and any related loans to the entity. Loans to these entities are underwritten in substantially the same manner as other loans and are generally secured.

United also has investments in and future funding commitments related to fintech fund limited partnerships, other community development entities and certain other equity method investments. United has concluded that these partnerships are VIEs of which it is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact the VIEs' financial performance and, therefore, is not required to consolidate these VIEs. The risk exposure relating to such commitments is generally limited to the amount of investments and future funding commitments made.

The following table summarizes, as of the dates indicated, tax credit and certain equity method investments (in thousands):

		December 31,
	Balance Sheet Location	2022	2021
Investments in LIHTC:
Carrying amount	Other assets	$50,054	$40,243
Amount of future funding commitments included in carrying amount	Other liabilities	18,090	14,846
Renewable energy investments:
Carrying amount	Other assets	19,617	—
Amount of future funding commitments included in carrying amount	Other liabilities	18,781	—
Fintech funds and certain other equity method investments:
Carrying amount	Other assets	27,569	12,439
Amount of future funding commitments included in carrying amount	Other liabilities	470	1,410
Amount of future funding commitments not included in carrying amount	N/A	23,690	15,831

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(24)    Condensed Financial Statements of United Community Banks, Inc. (Holding Company Only)

Balance Sheets
As of December 31, 2022 and 2021
(in thousands)

	2022	2021
Assets
Cash and cash equivalents	$322,353	$298,316
Investment in Bank	2,661,884	2,150,683
Investment in other subsidiaries	37,325	23,194
Other assets	76,898	46,432
Total assets	$3,098,460	$2,518,625
Liabilities and Shareholders’ Equity
Long-term debt	$334,663	$247,360
Other liabilities	63,123	49,020
Total liabilities	397,786	296,380
Shareholders’ equity	2,700,674	2,222,245
Total liabilities and shareholders’ equity	$3,098,460	$2,518,625

Statements of Income
For the Years Ended December 31, 2022, 2021 and 2020
(in thousands)

	2022	2021	2020
Dividends from Bank	$132,688	$217,000	$150,000
Dividends from other subsidiaries	2,788	—	—
Shared service fees from subsidiaries	16,335	12,402	13,020
Other	566	3,167	1,436
Total income	152,377	232,569	164,456
Interest expense	17,250	14,324	13,994
Other expense	18,058	16,417	16,473
Total expenses	35,308	30,741	30,467
Income tax benefit	3,251	6,908	2,681
Income before equity in undistributed earnings of subsidiaries	120,320	208,736	136,670
Equity in undistributed earnings of subsidiaries	157,152	61,065	27,419
Net income	$277,472	$269,801	$164,089

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(24) Condensed Financial Statements of United Community Banks, Inc. (Holding Company Only), continued

Statements of Cash Flows
For the Years Ended December 31, 2022, 2021 and 2020
(in thousands)

	2022	2021	2020
Operating activities:
Net income	$277,472	$269,801	$164,089
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiaries	(157,152)	(61,065)	(27,419)
Stock-based compensation	8,705	6,554	7,887
Change in assets and liabilities:
Other assets	6,094	(7,800)	(3,662)
Other liabilities	7,736	6,353	5,261
Net cash provided by operating activities	142,855	213,843	146,156
Investing activities:
Net cash (paid) received for acquisition	(47)	(47,785)	3,397
Purchases of debt securities available-for-sale and equity securities with readily determinable fair values	(19,060)	(1,500)	(2,750)
Proceeds from sales and maturities of debt securities available-for-sale and equity securities with readily determinable fair values	4,473	1,253	—
Other investing inflows	19	860	—
Other investing outflows	(3,676)	(630)	—
Net cash (used in) provided by investing activities	(18,291)	(47,802)	647
Financing activities:
Repayment of long-term debt	—	(65,632)	—
Proceeds from issuance of long-term debt, net of issuance costs	—	—	98,552
Proceeds from issuance of preferred stock, net of issuance costs	—	—	96,422
Cash paid for shares withheld to cover payroll taxes related to equity instruments	(3,494)	(3,182)	(3,119)
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	301	506	1,317
Proceeds from exercise of stock options and warrants	824	231	—
Repurchase of common stock	—	(15,101)	(20,782)
Cash dividends on preferred stock	(6,875)	(6,876)	(3,533)
Cash dividends on common stock	(86,883)	(66,914)	(58,912)
Other financing outflows	(4,400)	—	—
Net cash (used in) provided by financing activities	(100,527)	(156,968)	109,945
Net change in cash	24,037	9,073	256,748
Cash at beginning of year	298,316	289,243	32,495
Cash at end of year	$322,353	$298,316	$289,243

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(25) Subsequent Events

Acquisition of Progress
Subsequent to year-end, on January 3, 2023, United completed the acquisition of Progress Financial Corporation and its wholly-owned subsidiary, Progress Bank & Trust, collectively referred to as “Progress”. Progress is headquartered in Huntsville, Alabama and operates 13 branches in Alabama and the Florida Panhandle, which facilitates United’s growth into those markets. As of December 31, 2022, Progress reported total assets of $1.76 billion, total loans of $1.48 billion and total deposits of $1.34 billion.

Progress shareholders received $307 million in total consideration, of which $296 million was United common stock (8.77 million shares), $447,000 was cash and $10.0 million was converted stock options. The acquisition will be accounted for as a business combination. Due to the timing of the acquisition, United is currently in the process of completing the purchase accounting and has not made all of the remaining required disclosures, such as the fair value of assets acquired and supplemental pro forma information, which will be disclosed in subsequent filings.

Announced Acquisition of First Miami
On February 13, 2023, United announced an agreement to acquire First Miami Bancorp, Inc. and its wholly-owned subsidiary, First National Bank of South Miami, collectively referred to as “First Miami”. First Miami is headquartered in South Miami, Florida, and operates 3 offices in the Miami metropolitan area. As of December 31, 2022, First Miami had total assets of $1.0 billion, total loans of $594 million, and total deposits of $867 million. In addition to traditional banking products, First Miami offers private banking, trust and wealth management with approximately $312 million in assets under administration. The merger, which is subject to regulatory approval, the approval of First Miami shareholders, and other customary conditions, is expected to close in the third quarter of 2023.

Dividends Declared
On February 22, 2023, the Board approved a regular quarterly cash dividend of $0.23 per common share and a preferred stock dividend of $429.6875 per preferred share (equivalent to $0.4296875 per depositary share, or 1/1000 interest per share). The common stock dividend is payable April 5, 2023, to common shareholders of record on March 15, 2023. The preferred stock dividend is payable March 15, 2023, to preferred shareholders of record on February 28, 2023.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of December 31, 2022. Based on that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, United’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 is included in Part II, Item 8 of this Report under the heading “Management’s Report on Internal Control Over Financial Reporting.”

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    (a) Information Regarding Directors and Executive Officers. Information required by this Item 10 regarding our directors and director nominees contained under the caption “Director Nominees for Election” under the heading “Proposal 1: Election of Directors” in the 2023 Proxy Statement is incorporated herein by reference. Information required by this Item 10 regarding our executive officers contained under the heading “Executive Officers” in the 2023 Proxy Statement is incorporated herein by reference.

(b)  Compliance with Section 16(a) of the Exchange Act. If applicable, information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act contained under the caption “Delinquent Section 16(a) Reports” under the heading “Security Ownership” in the 2023 Proxy Statement is incorporated herein by reference.

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

(e)  Audit Committee Information. Information required by this Item 10 regarding our Audit Committee and our audit committee financial experts is contained under the captions “Board Committees” and “Audit Committee Financial Expert,” in each case under the heading “Corporate Governance” in the 2023 Proxy Statement is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this Item 11 regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, pay ratio disclosure, and compensation committee interlocks and insider participation contained under the headers “Director Compensation” and “Executive Compensation” in the 2023 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained under the heading “Security Ownership” and under the caption “Equity Compensation Plan Information” under the heading “Executive Compensation” in the 2023 Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 regarding certain relationships and related transactions contained under the heading “Transactions With Management and Others” in the 2023 Proxy Statement is incorporated herein by reference. Information required by this Item 13 regarding director independence contained under the caption “Director Independence” under the heading “Corporate Governance” in the 2023 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 regarding fees we paid to our principal accountant and the pre-approval policies and procedures established by the Audit Committee of our Board contained under the heading “Fees Paid to Auditors” in the 2023 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.
		The following consolidated financial statements are located in Item 8 of this report:
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets - December 31, 2022 and 2021
		Consolidated Statements of Income - Years ended December 31, 2022, 2021, and 2020
		Consolidated Statements of Comprehensive Income - Years ended December 31, 2022, 2021, and 2020
		Consolidated Statements of Changes in Shareholders’ Equity - Years ended December 31, 2022, 2021, and 2020
		Consolidated Statements of Cash Flows - Years ended December 31, 2022, 2021, and 2020
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

2.3
Agreement and Plan of Merger by and between United Community Banks, Inc. and Progress Financial Corporation dated as of May 3, 2022 (incorporated herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Current Report on Form 8-K dated May 3, 2022 and filed with the SEC on May 4, 2022).

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

10.1
United Community Banks, Inc.’s 2022 Omnibus Equity Plan (incorporated herein by reference to Appendix 1 to United Community Banks, Inc.’s Schedule 14A Proxy Statement, File No. 001-35095, filed with the SEC on April 6, 2022).#

10.2
Form of Restricted Stock Unit Award Agreement for Non-Employee Directors (incorporated herein by reference to Exhibit 10.2 to United Community Banks, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2022, File No. 001-35095, filed with the SEC on August 5, 2022).#

10.3	Form of Performance-Based Restricted Stock Unit Award for Key Employees (for awards granted after 2022).#**

10.4	Form of Time-Based Restricted Stock Unit Award for Key Employees (for awards granted after 2022).#**

10.5
Form of Time-Based Restricted Stock Unit Award for Key Employees (for awards granted during or before 2022) (incorporated herein by reference to Exhibit 10.26 to United Community Banks, Inc.’s Annual Report on Form 10-K, File No. 001-35095, filed with the SEC on February 25, 2021).#

10.6
Form of Performance-Based Restricted Stock Unit Award for Key Employees (for awards granted during or before 2022) (incorporated herein by reference to Exhibit 10.27 to United Community Banks, Inc.’s Annual Report on Form 10-K, File No. 001-35095, filed with the SEC on February 25, 2021).#

10.7
United Community Banks, Inc.’s Modified Retirement Plan (as amended and restated effective as of January 1, 2016) (incorporated herein by reference to Exhibit 10.15 to United Community Banks, Inc.'s Annual Report on Form 10-K File No. 001-35095, filed with the SEC on February 27, 2020).#

10.8
First Amendment dated as of April 1, 2018 to United Community Banks, Inc.’s Modified Retirement Plan (as amended and restated effective as of January 1, 2016) (incorporated herein by reference to Exhibit 10.16 to United Community Banks, Inc.'s Annual Report on Form 10-K File No. 001-35095, filed with the SEC on February 27, 2020).#

10.9
United Community Banks, Inc.’s Amended and Restated Deferred Compensation Plan, effective as of January 1, 2017 (incorporated herein by reference to Exhibit 10.17 to United Community Banks, Inc.'s Annual Report on Form 10-K File No. 001-35095, filed with the SEC on February 27, 2020).#

10.10
Amendment No. 1 to United Community Banks, Inc.’s Amended and Restated Deferred Compensation Plan, effective as of April 1, 2018 (incorporated herein by reference to Exhibit 10.18 to United Community Banks, Inc.'s Annual Report on Form 10-K File No. 001-35095, filed with the SEC on February 27, 2020).#

10.11
Amendment No. 2 to United Community Banks, Inc.’s Amended and Restated Deferred Compensation Plan, effective as of January 1, 2019 (incorporated herein by reference to Exhibit 10.19 to United Community Banks, Inc.'s Annual Report on Form 10-K File No. 001-35095, filed with the SEC on February 27, 2020).#

10.12
United Community Banks, Inc.’s Management Annual Incentive Plan, effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.5 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on May 1, 2007).#

10.13
Credit Agreement, dated as of January 7, 2014, between United Community Banks, Inc. and Synovus Bank, as amended, Amendment No, 1 dated as of June 30, 2015, Amendment No. 2 dated as of June 30, 2016 and Amendment No. 3 dated as of June 30, 2017 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, File No. 001-35095, filed with the SEC on August 4, 2017).

10.14
Amendment No. 4 dated as of August 7, 2018 to Credit Agreement, dated as of January 7, 2014, between United Community Banks, Inc. and Synovus Bank (incorporated herein by reference to Exhibit 10.30 to United Community Banks, Inc.'s Annual Report on Form 10-K File No. 001-35095, filed with the SEC on February 27, 2020).

10.15
Amendment No. 5 dated as of February 18, 2020 to Credit Agreement, dated as of January 7, 2014, between United Community Banks, Inc. and Synovus Bank (incorporated herein by reference to Exhibit 10.31 to United Community Banks, Inc.'s Annual Report on Form 10-K File No. 001-35095, filed with the SEC on February 27, 2020).

10.16
Amendment No. 6 dated as of June 27, 2021 to Credit Agreement, dated as of January 7, 2014, between United Community Banks, Inc. and Synovus Bank. (incorporated herein by reference to Exhibit 10.29 to United Community Banks, Inc.'s Annual Report on Form 10-K File No. 001-35095, filed with the SEC on February 25,2022).

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

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, United has duly caused this annual report on Form 10-K, to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2023.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of United and in the capacities set forth and on the 22nd day of February, 2023.

/s/ H. Lynn Harton	/s/ James P. Clements
H. Lynn Harton	James P. Clements
Chairman, President, and Chief Executive Officer	Director
(Principal Executive Officer)
/s/ Kenneth L. Daniels
/s/ Jefferson L. Harralson	Kenneth L. Daniels
Jefferson L. Harralson	Director
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)	/s/ Lance F. Drummond
Lance F. Drummond
/s/ Alan H. Kumler	Director
Alan H. Kumler
Senior Vice President, Chief Accounting Officer	/s/ Jennifer Mann
(Principal Accounting Officer)	Jennifer Mann
Director
/s/ Thomas A. Richlovsky
Thomas A. Richlovsky	/s/ David C. Shaver
Lead Independent Director	David C. Shaver
Director
/s/ Jennifer M. Bazante
Jennifer M. Bazante	/s/ Tim Wallis
Director	Tim Wallis
Director
/s/ George Bell
George Bell	/s/ David H. Wilkins
Director	David H. Wilkins
Director
/s/ Robert Blalock
Robert Blalock
Director