Form 10-Q
period 2023-03-31
UNITED COMMUNITY BANKS INC
filed 2023-05-05
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
Yes ☐ No ☒

There were 115,154,699 shares of the registrant’s common stock, par value $1 per share, outstanding as of April 30, 2023.

UNITED COMMUNITY BANKS, INC.
FORM 10-Q

Glossary of Defined Terms

The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
2022 10-K	United’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023
ACL	Allowance for credit losses
AFS	Available-for-sale
ALCO	Asset/Liability Management Committee
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting standards update
Bank	United Community Bank
Board	United Community Banks Inc., Board of Directors
BOLI	Bank-owned life insurance
CECL	Current expected credit loss
CET1	Common equity tier 1
CME	Chicago Mercantile Exchange
Company	United Community Banks Inc. (interchangeable with "United" below)
CVA	Credit valuation adjustment
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDM	Modification made to borrowers experiencing financial difficulty
Federal Reserve	Federal Reserve System
First Miami	First Miami Bancorp, Inc.
FHLB	Federal Home Loan Bank
FOMC	Federal Reserve’s Federal Open Markets Committee
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
GSE	U.S. government-sponsored enterprise
HELOC	Home equity lines of credit
HFI	Held for investment
Holding Company	United Community Banks, Inc. on an unconsolidated basis
HTM	Held-to-maturity
LIBOR	London Interbank Offered Rate
LIHTC	Low- income housing tax credit
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MBS	Mortgage-backed securities
NOW	Negotiable order of withdrawal
NPA	Nonperforming asset
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased credit deteriorated
Progress	Progress Financial Corporation and its wholly-owned subsidiary, Progress Bank & Trust
Reliant	Reliant Bancorp, Inc. and its wholly-owned subsidiary, Reliant Bank
Report	Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2023
SBA	United States Small Business Administration
SEC	Securities and Exchange Commission
TDR	Troubled debt restructuring
U.S. Treasury	United States Department of the Treasury
United	United Community Banks, Inc. and its direct and indirect subsidiaries
USDA	United States Department of Agriculture
VIE	Variable interest entity

Cautionary Note Regarding Forward-looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither statements of historical or current fact nor are they assurances of future performance and generally can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “could”, “should”, “projects”, “plans”, “goal”, “targets”, “potential”, “estimates”, “pro forma”, “seeks”, “intends”, or “anticipates”, or similar expressions. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions or events (including the expected completion date of the First Miami transaction), and statements about our future performance, operations, products and services, and should be viewed with caution.

Because forward-looking statements relate to the future, they are subject to known and unknown risks, uncertainties, assumptions, and changes in circumstances, many of which are beyond our control, and that are difficult to predict as to timing, extent, likelihood and degree of occurrence, and that could cause actual results to differ materially from the results implied or anticipated by the statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, but are not limited to the following:

•negative economic and political conditions that adversely affect the general economy, the banking sector, housing prices, the real estate market, the job market, consumer confidence, the financial condition of our borrowers and consumer spending habits, which may affect, among other things, the levels of NPAs, charge-offs and provision expense;
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
•any unanticipated or greater than anticipated adverse conditions in the national or local economies in which we operate;
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

We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and readers should not place undue reliance on forward-looking statements. Additional factors that may cause actual results to differ materially from those contemplated by any forward-looking statements also may be found in our 2022 10-K (including the “Risk Factor” section of that report), Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the SEC and available at the SEC’s website at http://www.sec.gov. We do not intend to and, except as required by law, hereby disclaim any obligation to update or revise any forward-looking statement contained in this Report, which speaks only as of the date of its filing with the SEC, whether as a result of new information, future events, or otherwise. The financial statements and information contained herein have not been reviewed, or confirmed for accuracy or relevance, by the FDIC or any other regulator.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$275,962	$195,771
Interest-bearing deposits in banks	501,719	316,082
Federal funds and other short-term investments	—	135,000
Cash and cash equivalents	777,681	646,853
Debt securities available-for-sale	3,331,139	3,614,333
Debt securities held-to-maturity (fair value $2,206,874 and $2,191,073, respectively)	2,584,081	2,613,648
Loans held for sale	20,390	13,600
Loans and leases held for investment	17,124,703	15,334,627
Less allowance for credit losses - loans and leases	(176,534)	(159,357)
Loans and leases, net	16,948,169	15,175,270
Premises and equipment, net	336,617	298,456
Bank owned life insurance	341,285	299,297
Goodwill and other intangible assets, net	961,244	779,248
Other assets	571,244	568,179
Total assets	$25,871,850	$24,008,884
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$7,540,265	$7,643,081
Interest-bearing deposits	14,464,409	12,233,426
Total deposits	22,004,674	19,876,507
Short-term borrowings	7,219	158,933
Federal Home Loan Bank advances	30,000	550,000
Long-term debt	324,729	324,663
Accrued expenses and other liabilities	427,105	398,107
Total liabilities	22,793,727	21,308,210
Shareholders' equity:
Preferred stock, $1 par value: 10,000,000 shares authorized; 4,000 shares Series I issued and outstanding; $25,000 per share liquidation preference	96,422	96,422
Common stock, $1 par value: 200,000,000 shares authorized, 115,151,566 and 106,222,758 shares issued and outstanding, respectively	115,152	106,223
Common stock issuable: 579,835 and 607,128 shares, respectively	11,977	12,307
Capital surplus	2,606,403	2,306,366
Retained earnings	542,606	508,844
Accumulated other comprehensive loss	(294,437)	(329,488)
Total shareholders' equity	3,078,123	2,700,674
Total liabilities and shareholders' equity	$25,871,850	$24,008,884

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Interest revenue:
Loans, including fees	$236,431	$146,741
Investment securities, including tax exempt of $2,110 and $2,655, respectively	39,986	23,665
Deposits in banks and short-term investments	3,070	653
Total interest revenue	279,487	171,059

Interest expense:
Deposits	57,861	3,131
Short-term borrowings	1,148	—
Federal Home Loan Bank advances	5,112	—
Long-term debt	3,896	4,136
Total interest expense	68,017	7,267
Net interest revenue	211,470	163,792
Provision for credit losses	21,783	23,086
Net interest revenue after provision for credit losses	189,687	140,706

Noninterest income:
Service charges and fees	8,699	9,070
Mortgage loan gains and other related fees	4,521	16,152
Wealth management fees	5,724	5,895
Gains from sales of other loans, net	1,916	3,198
Lending and loan servicing fees	4,016	2,986
Securities losses, net	(1,644)	(3,734)
Other	6,977	5,406
Total noninterest income	30,209	38,973
Total revenue	219,896	179,679

Noninterest expenses:
Salaries and employee benefits	78,698	71,006
Communications and equipment	10,008	9,248
Occupancy	9,889	9,378
Advertising and public relations	2,349	1,488
Postage, printing and supplies	2,537	2,119
Professional fees	6,072	4,447
Lending and loan servicing expense	2,319	2,366
Outside services - electronic banking	3,425	2,523
FDIC assessments and other regulatory charges	4,001	2,173
Amortization of intangibles	3,528	1,793
Merger-related and other charges	8,631	9,016
Other	8,348	3,718
Total noninterest expenses	139,805	119,275
Income before income taxes	80,091	60,404
Income tax expense	17,791	12,385
Net income	$62,300	$48,019

Net income available to common shareholders	$60,242	$46,062

Net income per common share:
Basic	$0.52	$0.43
Diluted	0.52	0.43
Weighted average common shares outstanding:
Basic	115,451	106,550
Diluted	115,715	106,677

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended March 31,
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2023
Net income	$80,091	$(17,791)	$62,300
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains	43,279	(10,284)	32,995
Reclassification adjustment for losses included in net income	1,644	(374)	1,270
Net unrealized gains	44,923	(10,658)	34,265
Amortization of unrealized losses on held-to-maturity securities transferred from available-for-sale	2,968	(720)	2,248
Derivative instruments designated as cash flow hedges:
Unrealized holding losses on derivatives	(1,202)	307	(895)
Gains on derivative instruments realized in net income	(822)	210	(612)
Net cash flow hedge activity	(2,024)	517	(1,507)
Amortization of defined benefit pension plan net periodic pension cost components	61	(16)	45
Total other comprehensive income	45,928	(10,877)	35,051
Comprehensive income	$126,019	$(28,668)	$97,351

2022
Net income	$60,404	$(12,385)	$48,019
Other comprehensive loss:
Unrealized losses on available-for-sale securities:
Unrealized holding losses	(203,885)	47,973	(155,912)
Reclassification of securities from available-for-sale to held-to-maturity	57,403	(13,592)	43,811
Reclassification adjustment for losses included in net income	3,734	(990)	2,744
Net unrealized losses	(142,748)	33,391	(109,357)
Reclassification of securities from available-for-sale to held-to-maturity	(57,403)	13,592	(43,811)
Derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives	5,468	(1,397)	4,071
Losses on derivative instruments realized in net income	141	(36)	105
Net cash flow hedge activity	5,609	(1,433)	4,176
Amortization of defined benefit pension plan net periodic pension cost components	170	(43)	127
Total other comprehensive loss	(194,372)	45,507	(148,865)
Comprehensive loss	$(133,968)	$33,122	$(100,846)
See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(in thousands except share data)

	Shares of Common Stock	Preferred Stock	Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2022	106,222,758	96,422	106,223	12,307	2,306,366	508,844	(329,488)	2,700,674
Net income						62,300		62,300
Other comprehensive income							35,051	35,051
Impact of acquisitions	8,770,531		8,771		297,690			306,461
Preferred stock dividends						(1,719)		(1,719)
Common stock dividends ($0.23 per share)						(26,819)		(26,819)
Impact of equity-based compensation awards	121,888		122	498	1,900			2,520
Impact of other United sponsored equity plans	36,389		36	(828)	447			(345)
March 31, 2023	115,151,566	$96,422	$115,152	$11,977	$2,606,403	$542,606	$(294,437)	$3,078,123

December 31, 2021	89,349,826	96,422	89,350	11,288	1,721,007	330,654	(26,476)	2,222,245
Net income						48,019		48,019
Other comprehensive loss							(148,865)	(148,865)
Impact of acquisitions	16,571,545		16,571		579,805			596,376
Preferred stock dividends						(1,719)		(1,719)
Common stock dividends ($0.21 per share)						(22,545)		(22,545)
Impact of equity-based compensation awards	42,923		43	1,444	706			2,193
Impact of other United sponsored equity plans	60,916		61	(1,421)	671			(689)
March 31, 2022	106,025,210	$96,422	$106,025	$11,311	$2,302,189	$354,409	$(175,341)	$2,695,015

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income	$62,300	$48,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	12,126	11,446
Provision for credit losses	21,783	23,086
Stock based compensation	2,482	2,488
Deferred income tax expense	8,103	2,309
Securities losses, net	1,644	3,734
Gains from sales of other loans	(1,916)	(3,198)
Changes in assets and liabilities:
Other assets	10,303	18,242
Accrued expenses and other liabilities	(22,029)	9,026
Loans held for sale	(4,703)	85,324
Net cash provided by operating activities	90,093	200,476

Investing activities:
Debt securities held-to-maturity:
Proceeds from maturities and calls	31,550	17,807
Purchases	—	(216,482)
Debt securities available-for-sale:
Proceeds from sales	380,661	208,409
Proceeds from maturities and calls	83,794	205,332
Purchases	(25,862)	(933,849)
Net increase in loans	(345,316)	(218,706)
Equity investments, outflows	(74,323)	(12,554)
Equity investments, inflows	93,687	16,091
Proceeds from sales of premises and equipment	2,169	2,978
Purchases of premises and equipment	(22,602)	(7,314)
Net cash received in acquisition	57,101	35,243
Proceeds from sale of other real estate and repossessed assets	98	680
Other investing inflows	338	—
Net cash provided by (used in) investing activities	181,295	(902,365)

Financing activities:
Net increase in deposits	793,162	311,040
Net decrease in short-term borrowings	(292,732)	—
Proceeds from FHLB advances	1,580,000	—
Repayment of FHLB advances	(2,195,000)	—
Cash dividends on common stock	(23,674)	(18,149)
Cash dividends on preferred stock	(1,719)	(1,719)
Other financing inflows	1,058	346
Other financing outflows	(1,655)	(1,475)
Net cash (used in) provided by financing activities	(140,560)	290,043

Net change in cash and cash equivalents	130,828	(411,846)

Cash and cash equivalents, beginning of period	646,853	2,318,510

Cash and cash equivalents, end of period	$777,681	$1,906,664

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation and Updates to Significant Accounting Policies

Basis of Presentation
United’s accounting and financial reporting policies conform to GAAP and reporting guidelines of banking regulatory authorities. The accompanying interim consolidated financial statements have not been audited. All material intercompany balances and transactions have been eliminated. A more detailed description of United’s accounting policies is included in its 2022 10-K.

In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in United’s 2022 10-K.

Updates to Significant Accounting Policies
Effective January 1, 2023, United adopted ASU 2022-02, which updated the guidance on modifications to financing receivables by effectively replacing the concept of troubled debt restructurings with a new concept, loan modifications to borrowers experiencing financial difficulty. See Note 2 for further detail. Below summarizes the policy surrounding FDMs.

FDMs: A loan for which the terms have been modified as a result of the borrower experiencing financial difficulty is generally considered to be a FDM. Modified terms that result in a FDM include one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the term or amortization period, a more than insignificant payment delay or principal forgiveness. The ACL on FDMs is calculated using the same method as other loans held for investment.

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The update eliminates the previous accounting guidance for TDRs by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings when a borrower is experiencing financial difficulty. The update also requires that an entity disclose current-period gross charge-offs by year of origination. United adopted this update using a modified retrospective transition method as of January 1, 2023. The quantitative impact of adoption related to the CECL calculation for FDMs was not material; thus, no corresponding cumulative effect adjustment to retained earnings was recorded.

Recently Issued Standards
In March 2022, the FASB issued ASU No 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The update broadens the application of the proportional amortization method to tax equity investments other than LIHTC, providing certain conditions are met. The election to apply the proportional amortization method must be made on a tax-credit-program by tax-credit-program basis rather than at the reporting entity level or to individual investments. The update also requires certain disclosures related to those investments for which the proportional amortization method has been applied. For public entities, this guidance is effective for fiscal years beginning after December 15, 2023. United does not expect the new guidance to have a material impact on the consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Supplemental Cash Flow Information

The supplemental schedule of significant non-cash investing and financing activities for the three months ended March 31, 2023 and 2022 is as follows (in thousands).

	Three Months Ended March 31,
	2023	2022
Significant non-cash investing and financing transactions:
Commitments to fund equity investments	$20,000	$—
Transfers of AFS securities to HTM securities	—	1,105,194
Acquisitions:
Assets acquired	1,903,930	3,254,173
Liabilities assumed	1,597,022	2,657,173
Net assets acquired	306,908	597,000
Common stock issued and options converted	306,461	596,376

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Acquisitions

Acquisition of Progress
On January 3, 2023, United acquired all of the outstanding common stock of Progress in a stock transaction. Progress operated 13 offices primarily located in Alabama and the Florida Panhandle, which facilitated United’s growth into those markets. United’s operating results for the three months ended March 31, 2023 include the operating results of the acquired business for the period subsequent to the acquisition date of January 3, 2023.

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below (dollars in thousands).

Progress
Fair Value Recorded by United (1)
January 3, 2023
Assets
Cash and cash equivalents	$57,548
Debt securities	111,006
Loans held for sale	2,087
Loans held for investment	1,442,959
Premises and equipment	21,118
Bank-owned life insurance	40,723
Core deposit intangible	39,980
Other assets	42,965
Total assets acquired	1,758,386
Liabilities
Deposits	1,334,476
Short-term borrowings	141,017
Federal Home Loan Bank advances	95,000
Other liabilities	26,529
Total liabilities assumed	1,597,022
Total identifiable net assets	161,364
Consideration transferred
Cash	447
Common stock issued (8,770,531 shares)	296,444
Options converted	10,017
Total fair value of consideration transferred	306,908
Goodwill	$145,544

(1) Fair values are preliminary and are subject to refinement for a period not to exceed one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

Goodwill represents the intangible value of Progress’ business and reputation within the markets it served and is not expected to be deductible for income tax purposes. The Progress core deposit intangible will be amortized over its expected useful life of 10 years using the sum-of-the-years-digits method.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents additional information related to the acquired Progress loan portfolio at the acquisition date (in thousands).

January 3, 2023
PCD loans:
Par value	$64,913
ACL at acquisition	(2,704)
Non-credit discount	(150)
Purchase price	$62,059

Non-PCD loans:
Fair value	$1,380,900
Gross contractual amounts receivable	1,626,243
Estimate of contractual cash flows not expected to be collected	9,287

Pro forma information

The following table discloses the impact of the Progress acquisition since the date of acquisition. The table also presents certain pro forma information as if Progress had been acquired on January 1, 2022 and Reliant had been acquired January 1, 2021. These results combine the historical results of the acquired entity with United’s consolidated statement of income. Adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity; however pro forma financial results presented are not necessarily indicative of what would have occurred had the acquisition taken place in earlier years.

Merger-related costs from the Progress acquisition of $7.49 million have been excluded from the three months ended March 31, 2023 pro forma information presented below and included in the three months ended March 31, 2022 pro forma information presented below. Merger-related costs from the Reliant acquisition of $8.54 million have been excluded from the three months ended March 31, 2022 pro forma information presented below. The actual results and pro forma information were as follows (in thousands):

	Three Months Ended March 31,
	Revenue	Net Income
2023
Actual Progress results included in statement of income since acquisition date	$6,652	$1,810
Supplemental consolidated pro forma as if Progress had been acquired January 1, 2022	229,541	75,209

2022
Actual Reliant results included in statement of income since acquisition date	$13,914	$598
Supplemental consolidated pro forma as if Progress had been acquired January 1, 2022 and Reliant had been acquired January 1, 2021	$204,869	$57,382

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Investment Securities

The amortized cost basis, unrealized gains and losses and fair value of HTM debt securities as of the dates indicated are as follows (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2023
U.S. Treasuries	$19,841	$—	$2,024	$17,817
U.S. Government agencies & GSEs	99,718	—	15,696	84,022
State and political subdivisions	295,453	274	53,897	241,830
Residential MBS, Agency & GSEs	1,465,433	36	198,072	1,267,397
Commercial MBS, Agency & GSEs	688,636	—	105,665	582,971
Supranational entities	15,000	—	2,163	12,837
Total	$2,584,081	$310	$377,517	$2,206,874

As of December 31, 2022
U.S. Treasuries	$19,834	$—	$2,417	$17,417
U.S. Government agencies & GSEs	99,679	—	18,169	81,510
State and political subdivisions	295,945	56	64,340	231,661
Residential MBS, Agency & GSEs	1,488,028	35	223,566	1,264,497
Commercial MBS, Agency & GSEs	695,162	—	111,586	583,576
Supranational entities	$15,000	$—	$2,588	$12,412
Total	$2,613,648	$91	$422,666	$2,191,073

The amortized cost basis, unrealized gains and losses, and fair value of AFS debt securities as of the dates indicated are presented below (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2023
U.S. Treasuries	$188,580	$51	$12,372	$176,259
U.S. Government agencies & GSEs	260,447	371	15,175	245,643
State and political subdivisions	183,908	—	20,955	162,953
Residential MBS, Agency & GSEs	1,483,641	9	138,784	1,344,866
Residential MBS, Non-agency	368,028	—	26,272	341,756
Commercial MBS, Agency & GSEs	691,880	—	71,720	620,160
Commercial MBS, Non-agency	31,452	—	924	30,528
Corporate bonds	219,692	37	19,662	200,067
Asset-backed securities	215,580	—	6,673	208,907
Total	$3,643,208	$468	$312,537	$3,331,139

As of December 31, 2022
U.S. Treasuries	$163,972	$—	$14,620	$149,352
U.S. Government agencies & GSEs	266,347	463	16,694	250,116
State and political subdivisions	329,723	151	26,126	303,748
Residential MBS, Agency & GSEs	1,609,442	13	160,636	1,448,819
Residential MBS, Non-agency	374,535	—	27,873	346,662
Commercial MBS, Agency & GSEs	720,282	471	79,407	641,346
Commercial MBS, Non-agency	31,624	—	1,058	30,566
Corporate bonds	236,181	34	23,763	212,452
Asset-backed securities	239,220	—	7,948	231,272
Total	$3,971,326	$1,132	$358,125	$3,614,333

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Securities with a carrying value of $4.39 billion and $2.53 billion were pledged, primarily to secure public deposits and provide contingent liquidity through the Bank Term Funding Program at the Federal Reserve Bank, at March 31, 2023 and December 31, 2022, respectively.

The following table summarizes HTM debt securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2023
U.S. Treasuries	$—	$—	$17,817	$2,024	$17,817	$2,024
U.S. Government agencies & GSEs	—	—	84,022	15,696	84,022	15,696
State and political subdivisions	11,082	98	213,432	53,799	224,514	53,897
Residential MBS, Agency & GSEs	59,315	2,458	1,206,039	195,614	1,265,354	198,072
Commercial MBS, Agency & GSEs	40,149	3,937	542,821	101,728	582,970	105,665
Supranational entities	—	—	12,837	2,163	12,837	2,163
Total unrealized loss position	$110,546	$6,493	$2,076,968	$371,024	$2,187,514	$377,517

As of December 31, 2022
U.S. Treasuries	$17,417	$2,417	$—	$—	$17,417	$2,417
U.S. Government agencies & GSEs	$10,687	$1,813	$70,823	$16,356	$81,510	$18,169
State and political subdivisions	104,243	20,639	117,115	43,701	221,358	64,340
Residential MBS, Agency & GSEs	296,673	38,289	965,785	185,277	1,262,458	223,566
Commercial MBS, Agency & GSEs	176,848	24,497	406,728	87,089	583,576	111,586
Supranational entities	$12,412	$2,588	$—	$—	$12,412	$2,588
Total unrealized loss position	$618,280	$90,243	$1,560,451	$332,423	$2,178,731	$422,666

The following table summarizes AFS debt securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2023
U.S. Treasuries	$49,418	$429	$102,350	$11,943	$151,768	$12,372
U.S. Government agencies & GSEs	76,626	476	121,539	14,699	198,165	15,175
State and political subdivisions	7,856	350	155,098	20,605	162,954	20,955
Residential MBS, Agency & GSEs	368,872	16,135	970,538	122,649	1,339,410	138,784
Residential MBS, Non-agency	160,894	10,277	180,862	15,995	341,756	26,272
Commercial MBS, Agency & GSEs	160,918	4,592	459,242	67,128	620,160	71,720
Commercial MBS, Non-agency	14,514	634	16,015	290	30,529	924
Corporate bonds	9,344	528	187,129	19,134	196,473	19,662
Asset-backed securities	43,909	497	164,997	6,176	208,906	6,673
Total unrealized loss position	$892,351	$33,918	$2,357,770	$278,619	$3,250,121	$312,537

As of December 31, 2022
U.S. Treasuries	$49,259	$724	$100,093	$13,896	$149,352	$14,620
U.S. Government agencies & GSEs	93,015	2,124	108,093	14,570	201,108	16,694
State and political subdivisions	207,749	9,906	62,606	16,220	270,355	26,126
Residential MBS, Agency & GSEs	1,049,648	102,852	392,288	57,784	1,441,936	160,636
Residential MBS, Non-agency	338,399	27,095	8,263	778	346,662	27,873
Commercial MBS, Agency & GSEs	288,787	17,304	332,088	62,103	620,875	79,407
Commercial MBS, Non-agency	30,566	1,058	—	—	30,566	1,058
Corporate bonds	83,010	7,776	127,603	15,987	210,613	23,763
Asset-backed securities	97,705	2,664	133,567	5,284	231,272	7,948
Total unrealized loss position	$2,238,138	$171,503	$1,264,601	$186,622	$3,502,739	$358,125

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2023, there were 682 AFS debt securities and 312 HTM debt securities that were in an unrealized loss position. United does not intend to sell nor does it believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at March 31, 2023 were primarily attributable to changes in interest rates.

At March 31, 2023 and December 31, 2022, estimated credit losses and, thus, the related ACL on HTM debt securities were de minimis due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies, GSEs, high credit quality municipalities and supranational entities. As a result, no ACL was recorded on the HTM portfolio at March 31, 2023 or December 31, 2022. In addition, based on the assessments performed at March 31, 2023 and December 31, 2022, there was no ACL required related to the AFS portfolio.

The following table presents accrued interest receivable for the periods indicated on HTM and AFS debt securities (in thousands), which was excluded from the estimate of credit losses.

	Accrued Interest Receivable
	March 31, 2023	December 31, 2022
HTM	$5,918	$7,234
AFS	11,136	15,281

The amortized cost and fair value of AFS and HTM debt securities at March 31, 2023, by contractual maturity, are presented in the following table (in thousands). Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year:
U.S. Treasuries	$74,537	$74,153	$—	$—
U.S. Government agencies & GSEs	339	329	—	—
State and political subdivisions	—	—	1,200	1,195
Corporate bonds	5,192	5,006	—	—
	80,068	79,488	1,200	1,195
1 to 5 years:
U.S. Treasuries	99,100	88,768	19,841	17,817
U.S. Government agencies & GSEs	39,608	36,460	—	—
State and political subdivisions	16,353	15,542	28,634	26,902
Corporate bonds	153,336	140,441	—	—
	308,397	281,211	48,475	44,719
5 to 10 years:
U.S. Treasuries	14,943	13,338	—	—
U.S. Government agencies & GSEs	72,813	65,089	73,288	62,808
State and political subdivisions	61,364	51,670	27,810	24,931
Corporate bonds	60,365	53,795	—	—
Supranational entities	—	—	15,000	12,837
	209,485	183,892	116,098	100,576
More than 10 years:
U.S. Government agencies & GSEs	147,687	143,765	26,430	21,214
State and political subdivisions	106,191	95,741	237,809	188,802
Corporate bonds	799	825	—	—
	254,677	240,331	264,239	210,016
Debt securities not due at a single maturity date:
Asset-backed securities	215,580	208,907	—	—
Residential MBS	1,851,669	1,686,622	1,465,433	1,267,397
Commercial MBS	723,332	650,688	688,636	582,971
	2,790,581	2,546,217	2,154,069	1,850,368

Total	$3,643,208	$3,331,139	$2,584,081	$2,206,874

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes AFS securities sales activity for the three months ended March 31, 2023 and 2022 (in thousands).

	Three Months Ended March 31,
	2023	2022
Proceeds from sales	$380,661	$208,409

Gross realized gains	$1,373	$963
Gross realized losses	(3,017)	(4,697)
Securities gains (losses), net	$(1,644)	$(3,734)

Income tax expense (benefit) attributable to sales	$(374)	$(990)

Note 6 – Loans and Leases and Allowance for Credit Losses

Major classifications of the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”) are summarized as of the dates indicated as follows (in thousands).

	March 31, 2023	December 31, 2022
Owner occupied commercial real estate	$3,141,198	$2,734,666
Income producing commercial real estate	3,611,376	3,261,626
Commercial & industrial	2,441,721	2,252,322
Commercial construction	1,805,995	1,597,848
Equipment financing	1,446,766	1,374,251
Total commercial	12,447,056	11,220,713
Residential mortgage	2,755,380	2,355,061
HELOC	930,097	850,269
Residential construction	492,356	442,553
Manufactured housing	326,311	316,741
Consumer	173,503	149,290
Total loans	17,124,703	15,334,627
Less allowance for credit losses - loans	(176,534)	(159,357)
Loans, net	$16,948,169	$15,175,270

Accrued interest receivable related to loans totaled $56.1 million and $52.0 million at March 31, 2023 and December 31, 2022, respectively, and was reported in other assets on the consolidated balance sheets. Accrued interest receivable was excluded from the estimate of credit losses.

At March 31, 2023 and December 31, 2022, the loan portfolio was subject to blanket pledges on certain qualifying loan types with the FHLB and FRB to secure contingent funding sources.

The following table presents the amortized cost of loans held for investment that were sold in the periods indicated (in thousands). The gains on these loan sales were included in noninterest income on the consolidated statements of income.

	Three Months Ended March 31,
	2023	2022
Guaranteed portion of SBA/USDA loans	$21,770	$28,343
Equipment financing receivables	18,703	23,436
Total	$40,473	$51,779

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2023 and December 31, 2022, equipment financing receivables included leases of $54.1 million and $46.0 million, respectively. The components of the net investment in leases, which included both sales-type and direct financing, are presented below (in thousands).

	March 31, 2023	December 31, 2022
Minimum future lease payments receivable	$58,978	$49,723
Estimated residual value of leased equipment	3,167	2,804
Initial direct costs	989	767
Security deposits	(408)	(429)
Unearned income	(8,596)	(6,877)
Net investment in leases	$54,130	$45,988

Minimum future lease payments expected to be received from equipment financing lease contracts as of March 31, 2023 were as follows (in thousands):

Year
Remainder of 2023	$15,286
2024	16,672
2025	12,986
2026	8,716
2027	4,722
Thereafter	596
Total	$58,978

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Nonaccrual and Past Due Loans
The following table presents the aging of the amortized cost basis in loans by aging category and accrual status as of the dates indicated (in thousands). Past due status is based on contractual terms of the loan. The accrual of interest is generally discontinued when a loan becomes 90 days past due.

	Accruing
	Current Loans	Loans Past Due
		30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual Loans	Total Loans
As of March 31, 2023
Owner occupied commercial real estate	$3,136,902	$3,296	$—	$—	$1,000	$3,141,198
Income producing commercial real estate	3,576,513	936	23,324		10,603	3,611,376
Commercial & industrial	2,405,781	2,406	249	9	33,276	2,441,721
Commercial construction	1,804,958	525	37	—	475	1,805,995
Equipment financing	1,434,193	5,029	2,500	—	5,044	1,446,766
Total commercial	12,358,347	12,192	26,110	9	50,398	12,447,056
Residential mortgage	2,740,975	2,976	149	—	11,280	2,755,380
HELOC	924,436	2,871	413	—	2,377	930,097
Residential construction	492,138	75	—	—	143	492,356
Manufactured housing	309,871	6,221	1,677	—	8,542	326,311
Consumer	172,643	486	317	2	55	173,503
Total loans	$16,998,410	$24,821	$28,666	$11	$72,795	$17,124,703

As of December 31, 2022
Owner occupied commercial real estate	$2,731,574	$1,522	$1,047	$—	$523	$2,734,666
Income producing commercial real estate	3,257,232	468	41	—	3,885	3,261,626
Commercial & industrial	2,234,284	3,288	274	6	14,470	2,252,322
Commercial construction	1,597,268	447	—	—	133	1,597,848
Equipment financing	1,362,622	4,285	1,906	—	5,438	1,374,251
Total commercial	11,182,980	10,010	3,268	6	24,449	11,220,713
Residential mortgage	2,342,196	1,939	7	—	10,919	2,355,061
HELOC	844,888	2,709	784	—	1,888	850,269
Residential construction	441,673	20	455	—	405	442,553
Manufactured housing	302,386	6,913	924	—	6,518	316,741
Consumer	148,943	237	48	9	53	149,290
Total loans	$15,263,066	$21,828	$5,486	$15	$44,232	$15,334,627

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents nonaccrual loans held for investment by loan class for the periods indicated (in thousands).

	Nonaccrual Loans
	March 31, 2023			December 31, 2022
	With no allowance	With an allowance	Total	With no allowance	With an allowance	Total
Owner occupied commercial real estate	$68	$932	$1,000	$276	$247	$523
Income producing commercial real estate	10,512	91	10,603	3,798	87	3,885
Commercial & industrial	32,161	1,115	33,276	13,917	553	14,470
Commercial construction	—	475	475	69	64	133
Equipment financing	39	5,005	5,044	85	5,353	5,438
Total commercial	42,780	7,618	50,398	18,145	6,304	24,449
Residential mortgage	1,040	10,240	11,280	2,159	8,760	10,919
HELOC	252	2,125	2,377	430	1,458	1,888
Residential construction	59	84	143	311	94	405
Manufactured housing	—	8,542	8,542	—	6,518	6,518
Consumer	3	52	55	3	50	53
Total	$44,134	$28,661	$72,795	$21,048	$23,184	$44,232

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the risk category of term loans and, for 2023, gross charge-offs by vintage year, which is the year of origination or most recent renewal, as of the date indicated (in thousands).

	Term Loans by Origination Year						Revolvers	Revolvers converted to term loans	Total
As of March 31, 2023	2023	2022	2021	2020	2019	Prior
Owner occupied commercial real estate:
Pass	$181,897	$689,185	$711,249	$624,718	$233,961	$408,712	$185,380	$15,329	$3,050,431
Special Mention	1,575	6,059	4,294	7,797	10,188	7,311	6,910	277	44,411
Substandard	2,510	9,804	12,504	6,360	3,060	9,139	210	2,769	46,356
Total owner occupied commercial real estate	$185,982	$705,048	$728,047	$638,875	$247,209	$425,162	$192,500	$18,375	$3,141,198
Current period gross charge-offs	$—	$—	$—	$—	$—	$207	$—	$—	$207
Income producing commercial real estate:
Pass	$156,012	$861,022	$785,978	$759,153	$266,389	$450,664	$62,077	$6,697	$3,347,992
Special Mention	10,992	41,994	21,382	25,837	18,019	27,425	359	160	146,168
Substandard	26,051	33,928	1,026	17,187	17,782	21,183	—	59	117,216
Total income producing commercial real estate	$193,055	$936,944	$808,386	$802,177	$302,190	$499,272	$62,436	$6,916	$3,611,376
Current period gross charge-offs	$—	$2,781	$—	$—	$—	$—	$—	$—	$2,781
Commercial & industrial
Pass	$145,494	$579,840	$383,076	$178,455	$137,606	$207,290	$610,517	$21,871	$2,264,149
Special Mention	59	2,054	23,456	917	964	875	6,406	295	35,026
Substandard	4,187	11,286	40,400	14,873	4,315	10,292	51,657	5,535	142,545
Doubtful/Loss	—	—	—	—	—	1	—	—	1
Total commercial & industrial	$149,740	$593,180	$446,932	$194,245	$142,885	$218,458	$668,580	$27,701	$2,441,721
Current period gross charge-offs	$—	$639	$—	$2	$99	$41	$—	$117	$898
Commercial construction
Pass	$215,382	$743,077	$392,462	$253,806	$81,157	$33,032	$59,994	$1,336	$1,780,246
Special Mention	29	394	31	55	13,157	—	—	—	13,666
Substandard	390	264	36	1,563	1	9,586	—	243	12,083
Total commercial construction	$215,801	$743,735	$392,529	$255,424	$94,315	$42,618	$59,994	$1,579	$1,805,995
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equipment financing:
Pass	$226,702	$643,405	$335,672	$139,705	$79,143	$16,118	$—	$—	$1,440,745
Substandard	—	1,999	2,404	1,100	386	132	—	—	6,021
Total equipment financing	$226,702	$645,404	$338,076	$140,805	$79,529	$16,250	$—	$—	$1,446,766
Current period gross charge-offs	$—	$1,222	$1,754	$534	$321	$196	$—	$—	$4,027
Residential mortgage:
Pass	$229,475	$1,011,313	$775,540	$344,462	$93,823	$283,417	$284	$3,515	$2,741,829
Substandard	188	1,351	1,238	1,203	1,496	7,778	—	297	13,551
Total residential mortgage	$229,663	$1,012,664	$776,778	$345,665	$95,319	$291,195	$284	$3,812	$2,755,380
Current period gross charge-offs	$—	$—	$—	$—	$—	$19	$—	$—	$19
Home equity lines of credit
Pass	$—	$—	$—	$—	$—	$—	$901,330	$25,958	$927,288
Substandard	—	—	—	—	—	—	168	2,641	2,809
Total home equity lines of credit	$—	$—	$—	$—	$—	$—	$901,498	$28,599	$930,097
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$121	$121
Residential construction
Pass	$85,484	$322,159	$65,242	$8,692	$1,577	$8,119	$—	$31	$491,304
Substandard	454	—	435	—	19	144	—	—	1,052
Total residential construction	$85,938	$322,159	$65,677	$8,692	$1,596	$8,263	$—	$31	$492,356
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Manufactured housing
Pass	$15,660	$76,558	$53,747	$47,617	$34,198	$88,903	$—	$—	$316,683
Substandard	152	1,582	1,634	1,828	849	3,583	—	—	9,628
Total consumer	$15,812	$78,140	$55,381	$49,445	$35,047	$92,486	$—	$—	$326,311
Current period gross charge-offs	$3	$266	$95	$99	$65	$126	$—	$—	$654
Consumer
Pass	$31,666	$62,905	$29,042	$14,025	$3,215	$2,642	$29,723	$127	$173,345
Substandard	—	16	82	30	1	24	5	—	158
Total consumer	$31,666	$62,921	$29,124	$14,055	$3,216	$2,666	$29,728	$127	$173,503
Current period gross charge-offs	$659	$44	$41	$16	$13	$—	$1	$43	$817

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans						Revolvers	Revolvers converted to term loans	Total
As of December 31, 2022	2022	2021	2020	2019	2018	Prior
Pass
Owner occupied commercial real estate	$669,451	$671,395	$611,900	$204,990	$127,738	$253,890	$114,975	$5,779	$2,660,118
Income producing commercial real estate	812,804	753,936	733,946	248,259	171,108	255,485	50,026	9,953	3,035,517
Commercial & industrial	535,594	388,851	186,292	134,789	119,547	71,503	670,161	15,880	2,122,617
Commercial construction	732,147	391,963	256,087	78,778	11,977	19,973	70,819	1,433	1,563,177
Equipment financing	714,044	374,030	162,463	93,690	22,753	1,214	—	—	1,368,194
Total commercial	3,464,040	2,580,175	1,950,688	760,506	453,123	602,065	905,981	33,045	10,749,623
Residential mortgage	894,960	742,821	329,762	91,300	55,785	223,846	8	3,133	2,341,615
HELOC	—	—	—	—	—	—	824,153	23,948	848,101
Residential construction	344,443	82,289	4,478	1,742	1,545	7,549	—	31	442,077
Manufactured housing	78,097	54,976	48,908	34,836	31,060	61,148	—	—	309,025
Consumer	71,899	29,322	15,406	3,987	1,837	588	25,963	126	149,128
	4,853,439	3,489,583	2,349,242	892,371	543,350	895,196	1,756,105	60,283	14,839,569
Special Mention
Owner occupied commercial real estate	4,236	8,036	4,641	10,299	1,232	11,596	3,875	279	44,194
Income producing commercial real estate	41,423	1,137	44,802	32,821	21,647	50	805	—	142,685
Commercial & industrial	1,695	21,745	2,686	1,047	1,244	167	10,449	309	39,342
Commercial construction	850	33	1,640	13,237	4,891	28	—	—	20,679
Equipment financing	—	—	—	—	—	—	—	—	—
Total commercial	48,204	30,951	53,769	57,404	29,014	11,841	15,129	588	246,900
Residential mortgage	—	—	—	—	—	—	—	—	—
HELOC	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—
Manufactured housing	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
	48,204	30,951	53,769	57,404	29,014	11,841	15,129	588	246,900
Substandard
Owner occupied commercial real estate	9,835	77	2,873	4,490	1,204	8,055	209	3,611	30,354
Income producing commercial real estate	52,384	1,357	1,867	4,180	13,209	10,365	—	62	83,424
Commercial & industrial	10,431	19,477	3,880	4,557	11,019	1,189	39,333	477	90,363
Commercial construction	133	—	45	2	3,876	9,693	—	243	13,992
Equipment financing	1,625	2,160	1,303	705	236	28	—	—	6,057
Total commercial	74,408	23,071	9,968	13,934	29,544	29,330	39,542	4,393	224,190
Residential mortgage	1,195	964	1,364	1,836	2,589	5,296	—	202	13,446
HELOC	—	—	—	—	—	—	93	2,075	2,168
Residential construction	32	268	—	20	3	153	—	—	476
Manufactured housing	1,130	1,267	1,427	990	1,188	1,714	—	—	7,716
Consumer	20	77	34	1	25	4	1	—	162
	76,785	25,647	12,793	16,781	33,349	36,497	39,636	6,670	248,158

Total	$4,978,428	$3,546,181	$2,415,804	$966,556	$605,713	$943,534	$1,810,870	$67,541	$15,334,627

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Modifications to Borrowers Experiencing Financial Difficulty
Loans modified under the terms of a FDM during the three months ended March 31, 2023 are presented in the following table (in thousands).

	New FDMs
	Post-Modification Amortized Cost by Type of Modification
	Extension	Payment Delay	Rate Reduction & Extension	Total	% of Total Class of Receivable
Three Months Ended March 31, 2023
Commercial & industrial	$—	$6,170	$—	$6,170	0.3%
Equipment financing	5,211	—	—	5,211	0.4
Residential mortgage	—	—	57	57	—
Manufactured housing	—	—	152	152	—
Total loans	$5,211	$6,170	$209	$11,590	0.1

Equipment financing FDMs typically consist of one or more three-month extensions beyond the original maturity date.

For the three months ended March 31, 2023, commercial and industrial payment delay modifications consisted of one or more three-month periods during which principal payments were deferred but interest payments continued to be paid.

During the three months ended March 31, 2023, FDMs categorized as rate reduction and extensions in the residential mortgage and manufactured housing categories resulted in a decrease in the weighted average interest rate on these FDMs of 621 bps and extended the weighted average maturity by 6.5 years.

There have been no FDMs modified during 2023 that have subsequently defaulted under modified loan terms.

Allowance for Credit Losses
The ACL for loans represents management’s estimate of life of loan credit losses in the portfolio as of the end of the period. The ACL related to unfunded commitments is included in other liabilities in the consolidated balance sheet.

At both March 31, 2023 and December 31, 2022, United used a one-year reasonable and supportable forecast period. Expected credit losses were estimated using a regression model for each segment based on historical data from peer banks combined with a third party vendor’s baseline economic forecast to predict the change in credit losses. These estimates were then combined with a starting value that was based on United’s recent default experience to produce an expected default rate, with the results subject to a floor. In the case of residential construction and multifamily loans (included in income producing commercial real estate), the expected default rate was adjusted by a model overlay based on expectations of future performance. For the first quarter of 2023, management applied qualitative factors to the model output for the equipment finance portfolio to account for current economic trends not fully captured in the model.

For periods beyond the reasonable and supportable forecast period of one year, United reverted to historical credit loss information on a straight line basis over two years. For most collateral types, United reverted to through-the-cycle average default rates using peer data from 2000 to 2017. For loans secured by residential mortgages and manufactured housing, the peer data was adjusted for changes in lending practices designed to mitigate the magnitude of losses observed during the 2008 mortgage crisis.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the balance and activity in the ACL by portfolio segment for the periods indicated (in thousands).

	Three Months Ended March 31, 2023
	Beginning Balance	Initial ACL - PCD loans (1)	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied commercial real estate	$19,834	$181	$(207)	$117	$906	$20,831
Income producing commercial real estate	32,082	307	(2,781)	475	3,524	33,607
Commercial & industrial	23,504	1,358	(898)	673	3,675	28,312
Commercial construction	20,120	39	—	37	1,877	22,073
Equipment financing	23,395	—	(4,027)	652	6,175	26,195
Residential mortgage	20,809	157	(19)	106	3,029	24,082
HELOC	8,707	534	(121)	88	1,129	10,337
Residential construction	2,049	124	—	15	(145)	2,043
Manufactured housing	8,098	—	(654)	26	954	8,424
Consumer	759	4	(817)	251	433	630
ACL - loans	159,357	2,704	(9,524)	2,440	21,557	176,534
ACL - unfunded commitments	21,163	—	—	—	226	21,389
Total ACL	$180,520	$2,704	$(9,524)	$2,440	$21,783	$197,923
(1) Represents the initial ACL related to PCD loans acquired in the Progress transaction.

	Three Months Ended March 31, 2022
	Beginning Balance	Initial ACL - PCD loans (1)	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied commercial real estate	$14,282	$266	$—	$45	$1,352	$15,945
Income producing commercial real estate	24,156	4,366	—	290	4,727	33,539
Commercial & industrial	16,592	2,337	(3,594)	665	2,386	18,386
Commercial construction	9,956	2,857	(41)	414	596	13,782
Equipment financing	16,290	—	(948)	681	3,241	19,264
Residential mortgage	12,390	385	(53)	150	2,092	14,964
HELOC	6,568	60	(9)	90	419	7,128
Residential construction	1,847	1	—	23	58	1,929
Manufactured housing	—	2,438	(173)	9	4,809	7,083
Consumer	451	27	(806)	279	834	785
ACL - loans	102,532	12,737	(5,624)	2,646	20,514	132,805
ACL - unfunded commitments	10,992	—	—	—	2,572	13,564
Total ACL	$113,524	$12,737	$(5,624)	$2,646	$23,086	$146,369
(1) Represents the initial ACL related to PCD loans acquired in the Reliant transaction.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 7 – Derivatives and Hedging Activities

The table below presents the fair value of derivative financial instruments, which are included in other assets and other liabilities on the consolidated balance sheet, as of the dates indicated (in thousands):

	March 31, 2023			December 31, 2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Derivative Asset	Derivative Liability		Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Cash flow hedge of subordinated debt	$100,000	$14,503	$—	$100,000	$16,191	$—
Cash flow hedge of trust preferred securities	20,000	—	—	20,000	—	—
Fair value hedge of brokered time deposits	—	—	—	—	—	—
Total	120,000	14,503	—	120,000	16,191	—

Derivatives not designated as hedging instruments:
Customer derivative positions	1,165,444	2,407	76,901	1,097,578	341	86,358
Dealer offsets to customer derivative positions	1,165,444	23,756	2,303	1,097,578	22,393	274
Risk participations	78,463	4	1	88,586	15	1
Mortgage banking - loan commitment	74,898	1,884	3	19,685	394	—
Mortgage banking - forward sales commitment	140,471	97	684	49,750	198	71
Bifurcated embedded derivatives	51,935	9,460	—	51,935	11,104	—
Dealer offsets to bifurcated embedded derivatives	51,935	—	11,191	51,935	—	12,839
Total	2,728,590	37,608	91,083	2,457,047	34,445	99,543

Total derivatives	$2,848,590	$52,111	$91,083	$2,577,047	$50,636	$99,543

Total gross derivative instruments		$52,111	$91,083		$50,636	$99,543
Less: Amounts subject to master netting agreements		(2,401)	(2,401)		(346)	(346)
Less: Cash collateral received/pledged		(38,427)	(11,645)		(38,386)	(13,089)
Net amount		$11,283	$77,037		$11,904	$86,108

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

Hedging Derivatives

Cash Flow Hedges of Interest Rate Risk
United enters into cash flow hedges to mitigate exposure to the variability of future cash flows or other forecasted transactions. As of March 31, 2023 and December 31, 2022, United utilized interest rate caps and swaps to hedge the variability of cash flows due to changes in interest rates on certain of its variable-rate subordinated debt and trust preferred securities. United considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates. Therefore, changes in the fair value of these derivative instruments are recognized in OCI. Gains and losses related to changes in fair value are reclassified into earnings in the periods the hedged forecasted transactions occur. Losses representing amortization of the premium recorded on cash flow hedges, which is a component excluded from the assessment of effectiveness, are recognized in earnings on a straight-line basis in the same caption as the hedged item over the term of the hedge. Over the next twelve months, United expects to reclassify $4.82 million of gains from AOCI into earnings related to these agreements.

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

	Three Months Ended March 31,
	2023	2022
Total interest expense presented in the consolidated statements of income	$(68,017)	$(7,267)
Effect of hedging relationships on interest expense:
Net income recognized on fair value hedges	—	28
Net expense recognized on cash flow hedges (1)	822	(141)
 (1) Includes premium amortization expense excluded from the assessment of hedge effectiveness of $116,000 for both the three months ended March 31, 2023 and 2022.

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

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2023	2022
Customer derivatives and dealer offsets	Other noninterest income	$367	$769
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	(533)	113
Mortgage banking derivatives	Mortgage loan revenue	1,227	4,634
Risk participations	Other noninterest income	(12)	1
		$1,049	$5,517

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

Note 8 – Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands).

	March 31, 2023	December 31, 2022
Core deposit intangible	$86,880	$46,900
Less: accumulated amortization	(29,442)	(26,112)
Net core deposit intangible	57,438	20,788
Customer relationship intangible	8,400	8,400
Less: accumulated amortization	(1,312)	(1,114)
Net customer relationship intangible	7,088	7,286
Total intangibles subject to amortization, net (1)	64,526	28,074
Goodwill	896,718	751,174
Total goodwill and other intangible assets, net	$961,244	$779,248
(1) As intangible assets become fully amortized, they are excluded from balances presented.
During the first quarter of 2023, as a result of the Progress acquisition, United recorded a core deposit intangible of $40.0 million. See Note 4 for further detail.

The following is a summary of changes in the carrying amounts of goodwill (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period (1)	$751,174	$452,007
Acquisitions	145,544	299,167
Balance, end of period (1)	$896,718	$751,174
(1) Goodwill balances are shown net of accumulated impairment losses of $306 million incurred prior to 2022.

The estimated aggregate amortization expense for future periods for finite lived intangibles is as follows (in thousands):

Remainder of 2023	$9,942
2024	11,791
2025	10,031
2026	8,491
2027	6,950
Thereafter	17,321
Total	$64,526

Note 9 – Short-term Borrowings and FHLB Advances

At March 31, 2023 and December 31, 2022, short-term borrowings consisted of repurchase agreements, which are borrowings secured by investment securities. The following table presents the remaining contractual maturity of repurchase agreements by collateral pledged as of the date indicated (in thousands).

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 days	Total
March 31, 2023
State and political subdivisions	7,219	—	—	—	7,219
Total	$7,219	$—	$—	$—	$7,219

December 31, 2022
U.S. Treasuries	$158,933	$—	$—	$—	$158,933
Total	$158,933	$—	$—	$—	$158,933

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

United is obligated to promptly transfer additional securities if the market value of the pledged securities falls below the repurchase agreement price. United manages this risk by maintaining a portfolio of unpledged securities that it believes is sufficient to cover a decline in the market value of the securities sold under agreements to repurchase. At March 31, 2023, repurchase agreements were collateralized by securities with a carrying amount of $9.97 million. At December 31, 2022, repurchase agreements were collateralized by securities with a carrying amount of $163 million.

At March 31, 2023 and December 31, 2022, United had FHLB advances totaling $30.0 million and $550 million, respectively. The balance outstanding at March 31, 2023 matures in 2023 and has an interest rate of 4.52%. United’s FHLB advances are collateralized by a blanket lien on owner occupied and income producing commercial real estate and residential mortgage loans.

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

March 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$176,259	$—	$—	$176,259
U.S. Government agencies & GSEs	—	245,643	—	245,643
State and political subdivisions	—	162,953	—	162,953
Residential MBS	—	1,686,622	—	1,686,622
Commercial MBS	—	650,688	—	650,688
Corporate bonds	—	197,840	2,227	200,067
Asset-backed securities	—	208,907	—	208,907
Equity securities with readily determinable fair values	12,403	1,819	—	14,222
Mortgage loans held for sale	—	18,960	—	18,960
Deferred compensation plan assets	11,244	—	—	11,244
Servicing rights for SBA/USDA loans	—	—	6,289	6,289
Residential mortgage servicing rights	—	—	36,081	36,081
Derivative financial instruments	—	40,763	11,348	52,111
Total assets	$199,906	$3,214,195	$55,945	$3,470,046

Liabilities:
Deferred compensation plan liability	$11,280	$—	$—	$11,280
Derivative financial instruments	—	79,888	11,195	91,083
Total liabilities	$11,280	$79,888	$11,195	$102,363

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$149,352	$—	$—	$149,352
U.S. Government agencies & GSEs	—	250,116	—	250,116
State and political subdivisions	—	303,748	—	303,748
Residential MBS	—	1,795,481	—	1,795,481
Commercial MBS	—	671,912	—	671,912
Corporate bonds	—	210,240	2,212	212,452
Asset-backed securities	—	231,272	—	231,272
Equity securities with readily determinable fair values	12,278	1,359	—	13,637
Mortgage loans held for sale	—	11,794	—	11,794
Deferred compensation plan assets	11,436	—	—	11,436
Servicing rights for SBA/USDA loans	—	—	5,188	5,188
Residential mortgage servicing rights	—	—	36,559	36,559
Derivative financial instruments	—	39,123	11,513	50,636
Total assets	$173,066	$3,515,045	$55,472	$3,743,583

Liabilities:
Deferred compensation plan liability	$11,460	$—	$—	$11,460
Derivative financial instruments	—	86,703	12,840	99,543
Total liabilities	$11,460	$86,703	$12,840	$111,003

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table shows a reconciliation of the beginning and ending balances for the periods indicated for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	2023					2022
	Derivative Assets	Derivative Liabilities	SBA/USDA loan servicing rights	Residential mortgage servicing rights	Corporate Bonds	Derivative Assets	Derivative Liabilities	SBA/USDA loan servicing rights	Residential mortgage servicing rights	Corporate Bonds
Three Months Ended March 31,
Beginning balance	$11,513	$12,840	$5,188	$36,559	$2,212	$6,758	$5,048	$6,513	$25,161	$2,395
Business combinations	—	—	95	—	—	—	—	—	—	—
Additions	—	3	460	632	—	—	—	588	2,167	—
Transfers from Level 3	—	—	—	—	—	(290)	—	—	—	—
Sales and settlements	(11)	—	(220)	(452)	—	—	—	(229)	(676)	—
Fair value adjustments included in OCI	—	—	—	—	15	—	—	—	—	(63)
Fair value adjustments included in earnings	(154)	(1,648)	766	(658)	—	1,434	3,483	90	5,989	—
Ending balance	$11,348	$11,195	$6,289	$36,081	$2,227	$7,902	$8,531	$6,962	$32,641	$2,332

The following table presents quantitative information about significant Level 3 inputs for fair value on a recurring basis as of the dates indicated.

Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Inputs	March 31, 2023		December 31, 2022
			Range	Weighted Average	Range	Weighted Average
SBA/USDA loan servicing rights	Discounted cash flow	Discount rate	3.1% - 25.0%	12.1%	11.9% - 25.0%	17.5%
		Prepayment rate	0.0 - 36.2	16.7	0.0 - 35.4	16.4
Residential mortgage servicing rights	Discounted cash flow	Discount rate	9.5 - 11.5	9.5	9.5 - 11.5	9.5
		Prepayment rate	7.0 - 27.8	7.6	7.0 - 31.2	7.5
Corporate bonds	Discounted cash flow	Discount rate	5.7 - 6.1	5.9	6.1 - 6.4	6.3
Derivative assets - mortgage	Internal model	Pull through rate	64.7 - 100	89.2	26.5 - 100	90.7
Derivative assets and liabilities - other	Dealer priced	Dealer priced	N/A	N/A	N/A	N/A

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

Mortgage Loans Held for Sale
	March 31, 2023	December 31, 2022
Outstanding principal balance	$18,408	$11,473
Fair value	18,960	11,794

Gain (Loss) from Change in Fair Value on Mortgage Loans Held for Sale
Location	Three Months Ended March 31,
	2023	2022
Mortgage loan gains and other related fees	$231	$(1,174)

Changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of assets that were still held as of March 31, 2023 and December 31, 2022, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented (in thousands).

	Level 1	Level 2	Level 3	Total
March 31, 2023
Loans held for investment	$—	$—	$11,582	$11,582
Mortgage loans held for sale	—	—	1,430	1,430

December 31, 2022
Loans held for investment	$—	$—	$7,808	$7,808
Mortgage loans held for sale	—	—	1,806	1,806

Mortgage loans held for sale that were acquired from Reliant were subject to a nonrecurring fair value adjustment resulting from the application of the lower of the amortized cost or fair value accounting. As of March 31, 2023, these loans were classified as nonrecurring Level 3 because the valuation of these loans was based on indicative bids provided by a broker, not corroborated by market transactions.

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

		Fair Value Level
	Carrying Amount	Level 1	Level 2	Level 3	Total
March 31, 2023
Assets:
HTM debt securities	$2,584,081	$17,817	$2,189,057	$—	$2,206,874
Loans and leases, net	16,948,169	—	—	16,291,834	16,291,834

Liabilities:
Deposits	22,004,674	—	22,010,264	—	22,010,264
FHLB advances	30,000	—	29,998	—	29,998
Long-term debt	324,729	—	—	315,202	315,202

December 31, 2022
Assets:
HTM debt securities	$2,613,648	$17,417	$2,173,656	$—	$2,191,073
Loans and leases, net	15,175,270	—	—	14,609,239	14,609,239

Liabilities:
Deposits	19,876,507	—	19,863,380	—	19,863,380
FHLB advances	550,000	—	—	549,913	549,913
Long-term debt	324,663	—	—	313,380	313,380

Note 11 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of various share-based compensation. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan document). As of March 31, 2023, 2.57 million additional awards could be granted under the plan.

The table below presents restricted stock unit and option activity for the three months ended March 31, 2023.

	Restricted Stock Unit Awards			Options
	Shares	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value ($000)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2022	778,686	$28.28		40,338	$11.88
Granted	229,226	32.61		643,298	20.91
Released / Exercised	(104,300)	26.00	$3,487	(64,956)	15.12		$966
Cancelled	(10,633)	27.41		—	—
Outstanding at March 31, 2023	892,979	29.67	25,111	618,680	20.93	5.7	4,452

Vested / Exercisable at March 31, 2023	—	—		618,680	20.93	5.7	4,452
Options granted in 2023 reflect fully vested options assumed in the Progress acquisition, with the weighted average exercise price of Progress’ fully vested converted options determined pursuant to the purchase agreement. The value of the Progress options was determined using a Black-Scholes model and was included in the purchase price for the acquisition. No compensation expense relating to options was included in earnings for the three months ended March 31, 2023 and 2022.

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

For the three months ended March 31, 2023 and 2022, expense of $2.36 million and $2.39 million, respectively, was recognized related to restricted stock unit and performance stock unit awards granted to United employees, which was included in salaries and employee benefits expense. In addition, for the three months ended March 31, 2023 and 2022, $122,000 and $100,000, respectively, was recognized in other expense for restricted stock unit awards granted to members of United’s Board of Directors.

A deferred income tax benefit related to stock-based compensation expense of $634,000 and $636,000 was included in the determination of income tax expense for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, there was $21.6 million of unrecognized expense related to non-vested restricted stock unit and performance stock unit awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Note 12 – Reclassifications Out of AOCI

The following table presents the details regarding amounts reclassified out of AOCI for the periods indicated (in thousands). Amounts shown in parentheses reduce earnings.

Details about AOCI Components	Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
	2023	2022
Realized losses on AFS securities:
	$(1,644)	$(3,734)	Securities losses, net
	374	990	Income tax (expense) benefit
	$(1,270)	$(2,744)	Net of tax

Amortization of unrealized losses on HTM securities transferred from AFS:
	$(2,968)	$—	Investment securities interest revenue
	720	—	Income tax benefit
	$(2,248)	$—	Net of tax

Reclassifications related to derivative instruments accounted for as cash flow hedges:
Interest rate contracts	$822	$(141)	Long-term debt interest expense
	(210)	36	Income tax benefit
	$612	$(105)	Net of tax

Amortization of defined benefit pension plan net periodic pension cost components:
Prior service cost	$(61)	$(78)	Salaries and employee benefits expense
Actuarial losses	—	(92)	Other expense
	(61)	(170)	Total before tax
	16	43	Income tax benefit
	$(45)	$(127)	Net of tax

Total reclassifications for the period	$(2,951)	$(2,976)	Net of tax

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 13 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended March 31,
	2023	2022
Net income	$62,300	$48,019
Dividends on preferred stock	(1,719)	(1,719)
Earnings allocated to participating securities	(339)	(238)
Net income available to common shareholders	$60,242	$46,062

Weighted average shares outstanding:
Basic	115,451	106,550
Effect of dilutive securities:
Stock options	233	46
Restricted stock units	31	81
Diluted	115,715	106,677

Net income per common share:
Basic	$0.52	$0.43
Diluted	$0.52	$0.43

At March 31, 2023 and 2022, United had no potentially dilutive instruments outstanding that were not included in the above analysis.

Note 14 – Regulatory Matters

As of March 31, 2023, United and the Bank were categorized as well-capitalized under the regulatory requirements in effect at that time. To be categorized as well-capitalized, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at the time, as set forth in the table below, and have met certain other requirements. Management believes that United and the Bank exceeded all well-capitalized requirements at March 31, 2023, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.

Regulatory capital ratios at March 31, 2023 and December 31, 2022, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under regulatory requirements in effect at such times, are presented below for United and the Bank (dollars in thousands):

			United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum (1)	Well- Capitalized	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Risk-based ratios:
CET1 capital	4.5%	6.5%	12.08%	12.26%	12.43%	12.83%
Tier 1 capital	6.0	8.0	12.58	12.81	12.43	12.83
Total capital	8.0	10.0	14.40	14.79	13.34	13.70
Leverage ratio	4.0	5.0	9.65	9.69	9.54	9.69

CET1 capital			$2,323,412	$2,164,211	$2,380,709	$2,255,337
Tier 1 capital			2,419,834	2,260,633	2,380,709	2,255,337
Total capital			2,768,855	2,610,216	2,553,799	2,408,895
Risk-weighted assets			19,231,410	17,648,573	19,148,302	17,583,347
Average total assets for the leverage ratio			25,086,615	23,322,018	24,946,089	23,285,253
(1) As of March 31, 2023 and December 31, 2022 the additional capital conservation buffer in effect was 2.50%

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

The following table summarizes the contractual amount of off-balance sheet instruments as of the dates indicated (in thousands).

	March 31, 2023	December 31, 2022
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$4,881,934	$4,683,790
Letters of credit	58,947	46,896

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

Tax Credit and Certain Equity Investments
United invests in certain LIHTC partnerships throughout its market area as a means of supporting local communities, as well as in entities that promote renewable energy sources. United receives tax credits related to these investments. For certain of the investments, United provides financing during the construction and development phase of the related projects and/or permanent financing upon completion of the project. United has concluded that these partnerships are VIEs of which it is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact the VIEs' financial performance and, therefore, is not required to consolidate these VIEs. United's maximum potential exposure to losses relative to investments in these VIEs is generally limited to the sum of the outstanding investment balance, any future funding commitments and the balance of any related loans to the entity. Loans to these entities are underwritten in substantially the same manner as other loans and are generally secured.

United also has investments in and future funding commitments related to fintech fund limited partnerships, other community development entities and certain other equity method investments. United has concluded that these partnerships are VIEs of which it is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact the VIEs' financial performance and, therefore, is not required to consolidate these VIEs. The risk exposure relating to such commitments is generally limited to the amount invested by United and any future funding commitments.

The following table summarizes, as of the dates indicated, tax credit and certain equity method investments (in thousands):

	Balance Sheet Location	March 31, 2023	December 31, 2022
Investments in LIHTC:
Carrying amount	Other assets	$53,867	$50,054
Amount of future funding commitments included in carrying amount	Other liabilities	17,366	18,090
Renewable energy investments:
Carrying amount	Other assets	39,221	19,617
Amount of future funding commitments included in carrying amount	Other liabilities	37,406	18,781
Fintech funds and certain other equity method investments:
Carrying amount	Other assets	30,184	27,569
Amount of future funding commitments included in carrying amount	Other liabilities	470	470
Amount of future funding commitments not included in carrying amount	N/A	22,811	23,690

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at March 31, 2023 and December 31, 2022 and our results of operations for the three months ended March 31, 2023 and 2022. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. The following discussion and analysis should be read along with our consolidated financial statements and related notes included in Part I - Item 1 of this Report, “Cautionary Note Regarding Forward-Looking Statements” and the risk factors discussed in our 2022 10-K, and the other reports we have filed with the SEC after we filed the 2022 10-K.

Unless the context otherwise requires, the terms “we,” “our,” “us” refer to United on a consolidated basis.

Overview

We offer a wide array of commercial and consumer banking services and investment advisory services through a 207 branch network throughout Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama. We have grown organically as well as through strategic acquisitions. At March 31, 2023, we had consolidated total assets of $25.9 billion and 3,052 full-time equivalent employees.

Recent Developments
Mergers and Acquisitions
On January 3, 2023, we completed the acquisition of Progress, which operated 13 offices primarily located in Alabama and the Florida Panhandle. We acquired $1.90 billion of assets and assumed $1.60 billion of liabilities in the acquisition, which included $1.44 billion in loans and $1.33 billion in deposits.
On February 13, 2023, we announced an agreement to acquire First Miami, which we plan to complete in the third quarter of 2023. First Miami is headquartered in South Miami, Florida, and operates 3 offices in the Miami metropolitan area. As of March 31, 2023, First Miami had total assets of $986 million, total loans of $606 million, and total deposits of $822 million. In addition to traditional banking products, First Miami offers private banking, trust and wealth management with approximately $320 million in assets under administration.

Results of Operations
We reported net income and diluted earnings per common share of $62.3 million and $0.52, respectively, for the first quarter of 2023. This compared to net income and diluted earnings per common share of $48.0 million and $0.43, respectively, for the same period in 2022.

We reported net income - operating (non-GAAP) of $69.0 million for the first quarter of 2023, compared to $55.1 million for the same period in 2022. For the first quarters of 2023 and 2022, net income - operating (non-GAAP) excludes merger-related and other charges, which net of tax, totaled $6.68 million and $7.05 million, respectively.

Net interest revenue increased to $211 million for the first quarter of 2023, compared to $164 million for the first quarter of 2022. The increase was due to several factors including loan growth, both organic and from the acquisition of Progress, and higher interest rates earned on our average loan and securities portfolios. The increase in interest revenue was partially offset by higher rates paid on deposits, a less favorable deposit mix and utilization of wholesale borrowings, which are more costly than customer deposits. The net interest margin increased to 3.61% for the three months ended March 31, 2023 from 2.97% for the same period in 2022 primarily due to the effect of the rising interest rate environment on our asset sensitive balance sheet.

We recorded a provision for credit losses of $21.8 million and $23.1 million for the first quarters of 2023 and 2022, respectively. Provision expense for the first quarters of 2023 and 2022 included initial provisions for credit losses on non-PCD loans and unfunded commitments acquired from Progress and Reliant of $10.4 million and $18.3 million, respectively. We recognized higher net charge-offs for the first quarter of 2023 of $7.08 million compared to $2.98 million for the same period in 2022, which partially offset the decrease in acquisition-related provision for credit losses for the first quarter of 2023.

Noninterest income of $30.2 million for the first quarter of 2023 was down $8.76 million, or 22%, from the first quarter of 2022, primarily driven by the $11.6 million decrease in mortgage loan gains and related fees due to lower mortgage production in the current rising interest rate environment. The decrease in mortgage income was partially offset by an increase in lending and loan servicing fees, lower securities losses and gains on other investments compared to losses in the same period of 2022.

For the first quarter of 2023, noninterest expenses of $140 million increased $20.5 million, or 17%, compared to the same period of 2022. The increase was primarily attributable to a $7.69 million increase in salaries and employee benefits, mostly driven by the addition of Progress employees. Other contributors to the increase included increases in FDIC assessment expense and amortization of intangibles, which was driven by the addition of the Progress core deposit intangible.

Critical Accounting Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Our accounting and reporting estimates are in accordance with GAAP and conform to general practices within the banking industry. Estimates that are susceptible to significant changes include accounting for the ACL and fair value measurements, both of which require significant judgments by management. Actual results could differ significantly from those estimates. Also, different assumptions in the application of these accounting estimates could result in material changes in our consolidated financial position or consolidated results of operations. Our critical accounting estimates are discussed in MD&A in our 2022 10-K.

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

UNITED COMMUNITY BANKS, INC.
Table 1 - Financial Highlights
(in thousands, except per share data)
	2023	2022				First Quarter 2023 - 2022 Change
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
INCOME SUMMARY
Interest revenue	$279,487	$240,831	$213,887	$187,378	$171,059
Interest expense	68,017	30,943	14,113	8,475	7,267
Net interest revenue	211,470	209,888	199,774	178,903	163,792	29%
Provision for credit losses	21,783	19,831	15,392	5,604	23,086
Noninterest income	30,209	33,354	31,922	33,458	38,973	(22)
Total revenue	219,896	223,411	216,304	206,757	179,679	22
Noninterest expenses	139,805	117,329	112,755	120,790	119,275	17
Income before income tax expense	80,091	106,082	103,549	85,967	60,404	33
Income tax expense	17,791	24,632	22,388	19,125	12,385	44
Net income	62,300	81,450	81,161	66,842	48,019	30
Merger-related and other charges	8,631	1,470	1,746	7,143	9,016
Income tax benefit of merger-related and other charges	(1,955)	(323)	(385)	(1,575)	(1,963)
Net income - operating (1)	$68,976	$82,597	$82,522	$72,410	$55,072	25

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$0.52	$0.74	$0.74	$0.61	$0.43	21
Diluted net income - operating (1)	0.58	0.75	0.75	0.66	0.50	16
Cash dividends declared	0.23	0.22	0.22	0.21	0.21	10
Book value	25.76	24.38	23.78	23.96	24.38	6
Tangible book value (3)	17.59	17.13	16.52	16.68	17.08	3
Key performance ratios:
Return on common equity - GAAP (2)(4)	7.34%	10.86%	11.02%	9.31%	6.80%
Return on common equity - operating (1)(2)(4)	8.15	11.01	11.21	10.10	7.83
Return on tangible common equity - operating (1)(2)(3)(4)	11.63	15.20	15.60	14.20	11.00
Return on assets - GAAP (4)	0.95	1.33	1.32	1.08	0.78
Return on assets - operating (1)(4)	1.06	1.35	1.34	1.17	0.89
Net interest margin (FTE) (4)	3.61	3.76	3.57	3.19	2.97
Efficiency ratio - GAAP	57.20	47.95	48.41	56.58	57.43
Efficiency ratio - operating (1)	53.67	47.35	47.66	53.23	53.09
Equity to total assets	11.90	11.25	11.12	10.95	11.06
Tangible common equity to tangible assets (3)	8.17	7.88	7.70	7.59	7.72

ASSET QUALITY
NPAs	$73,403	$44,281	$35,511	$34,428	$40,816	80
ACL - loans	176,534	159,357	148,502	136,925	132,805	33
Net charge-offs (recoveries)	7,084	6,611	1,134	(1,069)	2,978
ACL - loans to loans	1.03%	1.04%	1.00%	0.94%	0.93%
Net charge-offs to average loans (4)	0.17	0.17	0.03	(0.03)	0.08
NPAs to total assets	0.28	0.18	0.15	0.14	0.17

AT PERIOD END ($ in millions)
Loans	$17,125	$15,335	$14,882	$14,541	$14,316	20
Investment securities	5,915	6,228	6,539	6,683	6,410	(8)
Total assets	25,872	24,009	23,688	24,213	24,374	6
Deposits	22,005	19,877	20,321	20,873	21,056	5
Shareholders’ equity	3,078	2,701	2,635	2,651	2,695	14
Common shares outstanding (thousands)	115,152	106,223	106,163	106,034	106,025	9
(1) Excludes merger-related and other charges. (2) Net income less preferred stock dividends, divided by average realized common equity, which excludes AOCI. (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Financial Highlights
Non-GAAP Performance Measures Reconciliation
(in thousands, except per share data)
	2023	2022
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Noninterest expense reconciliation
Noninterest expenses (GAAP)	$139,805	$117,329	$112,755	$120,790	$119,275
Merger-related and other charges	(8,631)	(1,470)	(1,746)	(7,143)	(9,016)
Noninterest expenses - operating	$131,174	$115,859	$111,009	$113,647	$110,259

Net income reconciliation
Net income (GAAP)	$62,300	$81,450	$81,161	$66,842	$48,019
Merger-related and other charges	8,631	1,470	1,746	7,143	9,016
Income tax benefit of merger-related and other charges	(1,955)	(323)	(385)	(1,575)	(1,963)
Net income - operating	$68,976	$82,597	$82,522	$72,410	$55,072

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$0.52	$0.74	$0.74	$0.61	$0.43
Merger-related and other charges, net of tax	0.06	0.01	0.01	0.05	0.07
Diluted income per common share - operating	$0.58	$0.75	$0.75	$0.66	$0.50

Book value per common share reconciliation
Book value per common share (GAAP)	$25.76	$24.38	$23.78	$23.96	$24.38
Effect of goodwill and other intangibles	(8.17)	(7.25)	(7.26)	(7.28)	(7.30)
Tangible book value per common share	$17.59	$17.13	$16.52	$16.68	$17.08

Return on tangible common equity reconciliation
Return on common equity (GAAP)	7.34%	10.86%	11.02%	9.31%	6.80%
Merger-related and other charges, net of tax	0.81	0.15	0.19	0.79	1.03
Return on common equity - operating	8.15	11.01	11.21	10.10	7.83
Effect of goodwill and other intangibles	3.48	4.19	4.39	4.10	3.17
Return on tangible common equity - operating	11.63%	15.20%	15.60%	14.20%	11.00%

Return on assets reconciliation
Return on assets (GAAP)	0.95%	1.33%	1.32%	1.08%	0.78%
Merger-related and other charges, net of tax	0.11	0.02	0.02	0.09	0.11
Return on assets - operating	1.06%	1.35%	1.34%	1.17%	0.89%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	57.20%	47.95%	48.41%	56.58%	57.43%
Merger-related and other charges	(3.53)	(0.60)	(0.75)	(3.35)	(4.34)
Efficiency ratio - operating	53.67%	47.35%	47.66%	53.23%	53.09%

Tangible common equity to tangible assets reconciliation
Equity to total assets (GAAP)	11.90%	11.25%	11.12%	10.95%	11.06%
Effect of goodwill and other intangibles	(3.36)	(2.97)	(3.01)	(2.96)	(2.94)
Effect of preferred equity	(0.37)	(0.40)	(0.41)	(0.40)	(0.40)
Tangible common equity to tangible assets	8.17%	7.88%	7.70%	7.59%	7.72%

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

Net interest revenue for the first quarters of 2023 and 2022 was $211 million and $164 million, respectively. FTE net interest revenue for the first quarter of 2023 was $213 million, representing an increase of $47.6 million, or 29%, from the same period in 2022. The net interest spreads for the first quarters of 2023 and 2022 were 2.87% and 2.88%, respectively. The net interest margins for the first quarters of 2023 and 2022 were 3.61% and 2.97%, respectively. Table 2 shows the relationship between interest revenue and expense and the average amounts of assets and liabilities, which provides further insight into net interest spread and net interest margin for the periods indicated. The following discussion provides additional detail on the average balances and net interest revenue for the first quarters of 2023 and 2022.

The increase in FTE net interest revenue was primarily driven by the $2.66 billion increase in average loans provided by the addition of the Progress loan portfolio as well as organic growth since the first quarter of 2022. As a result, loan interest revenue increased $89.9 million compared to the first quarter of 2022, which included a $1.75 million increase in purchased loan accretion. The increase in loan interest reflects interest revenue on approximately $1.44 billion in loans from the Progress acquisition and higher interest rates. The FOMC raised the targeted federal funds rate a total of 475 basis points beginning March 17, 2022 through the first quarter of 2023. Rising interest rates lifted the yield on the loan portfolio by 150 basis points to 5.68% in the first quarter of 2023 compared with the same period a year ago. Additionally, the $122 million increase in the daily average balance of securities and the 97 basis point increase in the average portfolio yield provided $16.1 million more in FTE interest revenue compared to the same period of last year.

The daily average balance of interest-bearing deposits increased by $644 million, which includes approximately $907 million of interest-bearing deposits received in the acquisition of Progress, partially offset by attrition of excess customer deposit balances that had built up during the COVID 19 pandemic. This decline in the daily average balance of deposits led us to use wholesale funding sources to fund loan growth. In the first quarter of 2023, we had FHLB advances and repurchase agreements outstanding with a total daily average balance of $561 million resulting in additional interest expense of $6.26 million compared with $611,000 of daily average balances outstanding in the first quarter of 2022. This change in funding mix toward more costly wholesale borrowings, combined with higher rates offered on customer deposits, led to a $60.8 million increase in interest expense from the first quarter of 2022. We also saw attrition in our noninterest-bearing deposit balances as rising interest rates offered customers more attractive alternatives. Although the daily average balance of our noninterest-bearing deposits was up $31.2 million from the first quarter of 2022, the acquisition of Progress added approximately $427 million in noninterest-bearing deposits. The attrition of deposit balances, which began soon after the the FOMC began increasing the targeted Federal Funds rate at the end of the first quarter of 2022, appears to have ceased in the first quarter of 2023 with March 31, 2023 customer deposit balances up at an annualized rate of 10% from December 31, 2022, excluding Progress.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended March 31,
(dollars in thousands, FTE)

	2023			2022
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$16,897,372	$236,530	5.68%	$14,234,026	$146,637	4.18%
Taxable securities (3)	6,059,323	37,876	2.50	5,848,976	21,010	1.44
Tax-exempt securities (FTE) (1)(3)	422,583	2,834	2.68	510,954	3,566	2.79
Federal funds sold and other interest-earning assets	472,325	3,352	2.88	1,910,411	1,020	0.22
Total interest-earning assets (FTE)	23,851,603	280,592	4.76	22,504,367	172,233	3.10

Noninterest-earning assets:
Allowance for credit losses	(167,584)			(113,254)
Cash and due from banks	271,210			166,005
Premises and equipment	329,135			277,216
Other assets (3)	1,484,936			1,369,301
Total assets	$25,769,300			$24,203,635

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$4,499,907	17,599	1.59	$4,667,098	1,469	0.13
Money market	5,223,267	25,066	1.95	5,110,817	1,012	0.08
Savings	1,416,931	538	0.15	1,436,881	72	0.02
Time	2,348,588	12,313	2.13	1,758,895	534	0.12
Brokered time deposits	208,215	2,345	4.57	79,092	44	0.23
Total interest-bearing deposits	13,696,908	57,861	1.71	13,052,783	3,131	0.10
Federal funds purchased and other borrowings	107,955	1,148	4.31	611	—	—
Federal Home Loan Bank advances	453,056	5,112	4.58	—	—	—
Long-term debt	324,701	3,896	4.87	318,995	4,136	5.26
Total borrowed funds	885,712	10,156	4.65	319,606	4,136	5.25
Total interest-bearing liabilities	14,582,620	68,017	1.89	13,372,389	7,267	0.22

Noninterest-bearing liabilities:
Noninterest-bearing deposits	7,697,844			7,666,635
Other liabilities	357,367			378,327
Total liabilities	22,637,831			21,417,351
Shareholders' equity	3,131,469			2,786,284
Total liabilities and shareholders' equity	$25,769,300			$24,203,635

Net interest revenue (FTE)		$212,575			$164,966
Net interest-rate spread (FTE)			2.87%			2.88%
Net interest margin (FTE) (4)			3.61%			2.97%

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
(3)Unrealized losses on securities, including those related to the transfer from AFS to HTM, have been reclassified to other assets. Pretax unrealized losses of $419 million and $81.2 million in 2023 and 2022, respectively, are included in other assets for purposes of this presentation.
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

Table 3 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended March 31, 2023
	Compared to 2022 Increase (Decrease) Due to Changes in
	Volume	Rate	Total
Interest-earning assets:
Loans (FTE)	$30,812	$59,081	$89,893
Taxable securities	781	16,085	16,866
Tax-exempt securities (FTE)	(597)	(135)	(732)
Federal funds sold and other interest-earning assets	(1,333)	3,665	2,332
Total interest-earning assets (FTE)	29,663	78,696	108,359

Interest-bearing liabilities:
NOW and interest-bearing demand accounts	(55)	16,185	16,130
Money market accounts	23	24,031	24,054
Savings deposits	(1)	467	466
Time deposits	238	11,541	11,779
Brokered deposits	180	2,121	2,301
Total interest-bearing deposits	385	54,345	54,730

Federal funds purchased & other borrowings	1,148	—	1,148
FHLB advances	5,112	—	5,112
Long-term debt	73	(313)	(240)
Total borrowed funds	6,333	(313)	6,020
Total interest-bearing liabilities	6,718	54,032	60,750

Increase in net interest revenue (FTE)	$22,945	$24,664	$47,609

Provision for Credit Losses

The ACL represents management’s estimate of life of loan credit losses in the loan portfolio and unfunded loan commitments. Management’s estimate of credit losses under CECL is determined using a model that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the ACL and resulting provision for credit losses.

We recorded a provision for credit losses of $21.8 million for the three months ended March 31, 2023, compared to $23.1 million for the same period of 2022. The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined by management reflecting expected life of loan losses. The provision recorded for the first quarter of 2023 included the initial provision for credit losses on Progress non-PCD loans and unfunded commitments of $8.80 million and $1.65 million, respectively. The provision for credit losses for the first quarter of 2022 included the initial provision for credit losses on Reliant non-PCD loans and unfunded commitments of $15.2 million and $3.12 million, respectively. The decrease in acquisition-related provision in the first quarter of 2023 was partially offset by provision expense related to organic loan growth and higher net charge-offs relative to the first quarter of 2022.

Additional discussion on credit quality and the ACL is included in the “Asset Quality and Risk Elements” section of MD&A in this Report.

Noninterest Income

The following table presents the components of noninterest income for the periods indicated.

Table 4 - Noninterest Income
(in thousands)

	Three Months Ended March 31,		Change
	2023	2022	Amount	Percent
Service charges and fees:
Overdraft fees	$2,492	$2,416	$76	3%
ATM and debit card fees	3,775	3,991	(216)	(5)
Other service charges and fees	2,432	2,663	(231)	(9)
Total service charges and fees	8,699	9,070	(371)	(4)
Mortgage loan gains and related fees	4,521	16,152	(11,631)	(72)
Wealth management fees	5,724	5,895	(171)	(3)
Gains on sales of other loans	1,916	3,198	(1,282)	(40)
Lending and loan servicing fees	4,016	2,986	1,030	34
Securities gains (losses), net	(1,644)	(3,734)	2,090
Other noninterest income:
Customer derivatives	355	786	(431)	(55)
Other investment gains (losses)	1,064	(499)	1,563
BOLI	1,615	1,337	278	21
Treasury management income	1,104	818	286	35
Other	2,839	2,964	(125)	(4)
Total other noninterest income	6,977	5,406	1,571	29
Total noninterest income	$30,209	$38,973	$(8,764)	(22)

Mortgage loan gains and related fees consist primarily of fees earned on mortgage originations, gains on the sale of mortgages in the secondary market, mortgage derivative hedging gains and losses and fair value adjustments to our mortgage servicing asset. The change in mortgage income is strongly tied to the interest rate environment and industry conditions. We recognize the majority of fees on mortgages when customers enter into mortgage rate lock commitments, making our mortgage rate lock volume a significant driver of mortgage gains in any given period.

The decrease in mortgage loan gains and related fees was primarily a result of the decrease in mortgage refinance and mortgage rate lock demand compared to the first quarter of 2022, as shown in the following table. In addition, during the first quarter of 2023, we recorded a $1.10 million negative fair value adjustment, including decay, to the mortgage servicing rights asset, compared to a $5.31 million positive fair value adjustment, including decay, during the first quarter of 2022.

Table 5 - Mortgage Loan Metrics (1)
(dollars in thousands)
	Three Months Ended March 31,
	2023	2022	% Change
Mortgage rate locks	$334,697	$757,348	(56)%
# of mortgage rate locks	923	1,923	(52)

Mortgage loans sold	$79,279	$207,152	(62)
# of mortgage loans sold	295	788	(63)

Mortgage loans originated:
Purchases	$192,693	$313,512	(39)
Refinances	31,852	148,445	(79)
Total	$224,545	$461,957	(51)

# of mortgage loans originated	617	1,202	(49)

Our SBA/USDA lending strategy includes selling a portion of the loan production each quarter. The amount of loans sold depends on several variables including the current lending environment, balance sheet management activities and market pricing. From time to time, we also sell certain equipment financing receivables. The following table presents loans sold and the corresponding gains recognized on the sales for the periods indicated.

Table 6 - Other Loan Sales
(in thousands)
	Three Months Ended March 31,
	2023		2022
	Loans Sold	Gain	Loans Sold	Gain
Guaranteed portion of SBA/USDA loans	$21,770	$1,523	$28,343	$2,466
Equipment financing receivables	18,703	393	23,436	732
Total	$40,473	$1,916	$51,779	$3,198
Lending and loan servicing fees increased mostly due to a positive fair value adjustment on our SBA loan servicing asset and volume-driven fee income from our equipment finance business.

During the first quarters of 2023 and 2022, we sold certain securities, which resulted in net securities losses. During 2023, proceeds from sales were used to fund loan growth and repay FHLB advances. During 2022, we strategically reinvested in higher-yielding securities.

Our other investments include deferred compensation plan assets, CRA investments, other equity securities and limited partnership investments. During the first quarter of 2023,we recorded net unrealized gains on these investments, primarily driven by unrealized gains on equity securities compared to net losses during the first quarter of 2022 and equity method income from limited partnership investments.

Noninterest Expenses

The following table presents the components of noninterest expenses for the periods indicated.

Table 7 - Noninterest Expenses
(in thousands)

	Three Months Ended March 31,		Change
	2023	2022	Amount	Percent
Salaries and employee benefits	$78,698	$71,006	$7,692	11%
Communications and equipment	10,008	9,248	760	8
Occupancy	9,889	9,378	511	5
Advertising and public relations	2,349	1,488	861	58
Postage, printing and supplies	2,537	2,119	418	20
Professional fees	6,072	4,447	1,625	37
Lending and loan servicing expense	2,319	2,366	(47)	(2)
Outside services - electronic banking	3,425	2,523	902	36
FDIC assessments and other regulatory charges	4,001	2,173	1,828	84
Amortization of intangibles	3,528	1,793	1,735	97
Other	8,348	3,718	4,630	125
Total excluding merger-related and other charges	131,174	110,259	20,915	19
Merger-related and other charges	8,631	9,016	(385)
Total noninterest expenses	$139,805	$119,275	$20,530	17

Approximately half of the year over year increase in operating expenses is due to the acquisition of Progress on January 3, 2023.

The increase in salaries and employee benefits for the first quarter of 2023 compared to the same period of 2022 was primarily driven by the addition of Progress employees. Merit increases, which included annual increases that went into effect for all employees on April 1, 2022 as well as a targeted mid-year 2022 increase in the third quarter, also contributed to the rise in salaries and employee benefits expense. Although mortgage commissions were down from a year ago, the decrease was mostly offset by lower deferred direct loan origination costs and higher production incentives in other lending areas. Full time equivalent headcount totaled 3,052 at March 31, 2023, up from 2,893 at March 31, 2022.

Communications and equipment expense increased primarily driven by incremental software contract costs and the growth in our network with the addition of recent acquisitions. The increase in occupancy costs for the first quarter of 2023 compared to the same period of 2022 was mostly attributable to the additional operating lease costs associated with the acquisition of Progress. The decrease in lending and loan servicing expense was driven by lower mortgage loan production compared to that of the first quarter of 2022. The increase in FDIC assessments and other regulatory charges was primarily attributable to the 2 basis point assessment rate increase that went into effect for all banks on January 1, 2023, as well as an increased assessment base driven by higher average total assets partly resulting from the Progress acquisition. Amortization of intangibles increased with the additional customer deposit intangibles recorded as a result of the Progress acquisition. Merger-related charges for the first quarter of 2023 were primarily related to the acquisition of Progress.

Balance Sheet Review

Total assets at March 31, 2023 and December 31, 2022 were $25.9 billion and $24.0 billion, respectively. Total liabilities at March 31, 2023 and December 31, 2022 were $22.8 billion and $21.3 billion, respectively. Shareholders’ equity totaled $3.08 billion and $2.70 billion at March 31, 2023 and December 31, 2022, respectively.

Loans

Our loan portfolio is our largest category of interest-earning assets. The following table presents a summary of the loan portfolio by loan type as of March 31, 2023, of which approximately 74% was secured by real estate.

Table 8 - Loan Portfolio Composition
As of March 31, 2023

Consumer 1%
Owner occupied commercial real estate 18%
Manufactured housing 2%
Residential construction 3%
HELOC 5%
Income producing commercial real estate 21%
Residential mortgage 16%
Commercial & industrial 14%
Equipment financing 9%
Commercial construction 11%

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

We conduct reviews of special mention and substandard performing and non-performing loans, past due loans and portfolio concentrations on a regular basis to identify risk migration and potential charges to the ACL. These items are discussed in a series of meetings attended by credit risk management leadership and leadership from various lending groups. In addition to the reviews mentioned above, an independent loan review team reviews the portfolio to ensure consistent application of risk rating policies and procedures.

The ACL reflects our assessment of the life of loan expected credit losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if our assessment of loan quality or collateral values changes substantially with respect to one or more loan relationships or portfolios. The allocation of the ACL is based on reasonable and supportable forecasts, historical data, subjective judgment and estimates and therefore, is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. See the Critical Accounting Estimates section of MD&A in our 2022 10-K for additional information on the allowance for credit losses.

Table 9 - Allocation of ACL
(in thousands)

	March 31, 2023		December 31, 2022
	ACL	% of loans in each category to total loans	ACL	% of loans in each category to total loans
Owner occupied commercial real estate	$20,831	18	$19,834	18
Income producing commercial real estate	33,607	21	32,082	21
Commercial & industrial	28,312	14	23,504	15
Commercial construction	22,073	11	20,120	10
Equipment financing	26,195	9	23,395	9
Total commercial	131,018	73	118,935	73
Residential mortgage	24,082	16	20,809	15
HELOC	10,337	5	8,707	6
Residential construction	2,043	3	2,049	3
Manufactured housing	8,424	2	8,098	2
Consumer	630	1	759	1
Total ACL - loans	176,534	100	159,357	100
ACL - unfunded commitments	21,389		21,163
Total ACL	$197,923		$180,520

ACL - loans as a percentage of total loans	1.03%		1.04%
ACL - loans as a percentage of nonaccrual loans	243		360

The increase in the ACL since December 31, 2022 was primarily driven by the acquisition of Progress, which added $13.2 million to the ACL as of the acquisition date. Of this amount, $2.70 million was reclassified from the amortized cost basis of PCD loans, $8.80 million was recorded as provision for loan losses on acquired non-PCD loan balances and $1.65 million was recorded as provision for unfunded commitments on the acquired balance of unfunded commitments. See Provision for Credit Losses discussion within this MD&A for further information.

The following table presents a summary of net charge-offs to average loans for the periods indicated.

Table 10 - Net Charge-offs to Average Loans
(in thousands)

	Three Months Ended March 31,
	2023	2022

Net charge-offs (recoveries)
Owner occupied commercial real estate	$90	$(45)
Income producing commercial real estate	2,306	(290)
Commercial & industrial	225	2,929
Commercial construction	(37)	(373)
Equipment financing	3,375	267
Residential mortgage	(87)	(97)
HELOC	33	(81)
Residential construction	(15)	(23)
Manufactured housing	628	164
Consumer	566	527
Total net charge-offs (recoveries)	$7,084	$2,978

Average loans
Owner occupied commercial real estate	$3,058,802	$2,618,981
Income producing commercial real estate	3,577,883	3,311,373
Commercial & industrial	2,443,581	2,333,079
Commercial construction	1,771,940	1,460,433
Equipment financing	1,468,538	1,134,584
Residential mortgage	2,660,345	1,818,838
HELOC	926,806	774,081
Residential construction	486,686	372,930
Manufactured housing	334,754	265,481
Consumer	168,037	144,246
Total average loans	$16,897,372	$14,234,026

Net charge-offs to average loans (1)
Owner occupied commercial real estate	0.01%	(0.01)%
Income producing commercial real estate	0.26	(0.04)
Commercial & industrial	0.04	0.51
Commercial construction	(0.01)	(0.10)
Equipment financing	0.93	0.10
Residential mortgage	(0.01)	(0.02)
HELOC	0.01	(0.04)
Residential construction	(0.01)	(0.03)
Manufactured housing	0.76	0.25
Consumer	1.37	1.48
Total	0.17	0.08
(1) Annualized.

Nonperforming Assets

The table below summarizes NPAs for the periods indicated. NPAs include nonaccrual loans, OREO and repossessed assets. The increase in nonaccrual loans since December 31, 2022 is primarily driven by a small number of large loans that moved to nonaccrual status during the first quarter of 2023.

Table 11 - NPAs
(in thousands)

	March 31, 2023	December 31, 2022
Nonaccrual loans	72,795	44,232
OREO and repossessed assets	608	49
Total NPAs	$73,403	$44,281

Nonaccrual loans as a percentage of total loans	0.43%	0.29%
NPAs as a percentage of total assets	0.28	0.18

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
At March 31, 2023 and December 31, 2022, we had HTM debt securities with a carrying amount of $2.58 billion and $2.61 billion, respectively, and AFS debt securities totaling $3.33 billion and $3.61 billion, respectively. In the first quarter of 2023, we sold $381 million in AFS securities, including approximately $111 million in securities received through the Progress acquisition, primarily for the purpose of providing liquidity to fund loan growth. At March 31, 2023 and December 31, 2022, the securities portfolio represented approximately 23% and 26%, respectively, of total assets.
At March 31, 2023, HTM debt securities had a fair value of $2.21 billion, indicating net unrealized losses of $377 million. Additional unrealized losses on HTM debt securities of $75.4 million (pre-tax) were included in AOCI as a result of the transfer of AFS debt securities to HTM in 2022. Unrealized losses were primarily attributable to changes in interest rates.
In accordance with CECL, our HTM debt securities portfolio is evaluated quarterly to assess whether an ACL is required. We measure expected credit losses on HTM debt securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At March 31, 2023 and December 31, 2022, calculated credit losses on HTM debt securities were de minimis due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies, GSEs, high credit quality municipalities and supranational entities. As a result, no ACL for HTM debt securities was recorded.
For AFS debt securities in an unrealized loss position, if we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the security's amortized cost basis is written down to fair value through income. Absent circumstances when an AFS security would be sold, we evaluate whether the decline in fair value has resulted from credit losses or other factors. The evaluation considers factors such as the extent to which fair value is less than amortized cost, changes to the security’s rating, and adverse conditions specific to the security. If the evaluation indicates a credit loss exists, an ACL may be recorded, with such allowance limited to the amount by which fair value is below amortized cost. Any impairment unrelated to credit factors is recognized in OCI. At March 31, 2023 and December 31, 2022, there was no ACL related to the AFS debt securities portfolio. Unrealized losses at March 31, 2023 and December 31, 2022 primarily reflected the effect of changes in interest rates.
Goodwill and Other Intangible Assets

Goodwill represents the premium paid for acquired companies above the net fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Management evaluates goodwill annually, or more frequently if necessary, to determine if any impairment exists. At March 31, 2023 and December 31, 2022, the net carrying amount of goodwill was $897 million and $751 million, respectively.

We also have core deposit and customer relationship intangible assets, representing the value of acquired deposit and customer relationships, respectively, which are amortizing intangible assets. Amortizing intangible assets are required to be tested for impairment only when events or circumstances indicate that impairment may exist.

In connection with the acquisition of Progress in the first quarter of 2023, we recorded goodwill and a core deposit intangible of $146 million and $40.0 million, respectively.

Deposits

Customer deposits are the primary source of funds for the continued growth of our earning assets. Our high level of service, as evidenced by our strong customer satisfaction scores, has been instrumental in attracting and retaining customer deposit accounts. The increase in deposits since December 31, 2022 was mostly driven by the deposits assumed in the Progress transaction, although we also generated organic growth by increasing the rates offered on deposits. As of March 31, 2023, we had approximately $8.00 billion of uninsured deposits, of which $2.39 billion was collateralized by investment securities.

Table 12 - Deposits
(in thousands)

	March 31, 2023	December 31, 2022
Noninterest-bearing demand	$7,540,265	$7,643,081
NOW and interest-bearing demand	4,769,663	4,350,878
Money market and savings	6,503,422	5,967,017
Time	2,703,568	1,781,482
Total customer deposits	21,516,918	19,742,458
Brokered deposits	487,756	134,049
Total deposits	$22,004,674	$19,876,507

Borrowing Activities

At both March 31, 2023 and December 31, 2022, we had long-term debt outstanding of $325 million, which includes senior debentures, subordinated debentures, and trust preferred securities. Also at March 31, 2023 and December 31, 2022, we had short-term borrowings outstanding of $7.22 million and $159 million, respectively, which was mostly comprised of repurchase agreements, and we had $30.0 million and $550 million, respectively, of FHLB advances outstanding. We began using these short-term funding sources in mid 2022 due to balance attrition in our deposit accounts and our need to fund loan growth. The decrease since December 31, 2022 is a result of the sale of investment securities noted above and growth in customer and brokered deposits which allowed us to fund first quarter loan growth and repay short-term borrowings.

Contractual Obligations

There have not been any material changes to our contractual obligations since December 31, 2022.

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

All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The total amount of these instruments does not necessarily represent future cash requirements because a significant portion of these instruments expire without being used. We are not involved in off-balance sheet contractual relationships, other than those disclosed in this report, that could result in liquidity needs or other commitments, or that could significantly affect earnings. See Note 23 to the consolidated financial statements included in our 2022 10-K and Note 15 to the consolidated financial statements in this Report for additional information on off-balance sheet arrangements.

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

One of the tools management uses to estimate and manage the sensitivity of net interest revenue to changes in interest rates is an asset/liability simulation model. Resulting estimates are based upon multiple assumptions for each scenario, including loan and deposit re-pricing characteristics and the rate of prepayments. The ALCO periodically reviews the assumptions for reasonableness based on historical data and future expectations; however, actual net interest revenue may differ from model results. The primary objective of the simulation model is to measure the potential change in net interest revenue over time using multiple interest rate scenarios. The base scenario assumes rates remain flat and is the scenario to which all others are compared, in order to measure the change in net interest revenue. Policy limits are based on immediate rate shock scenarios, as well as gradually rising and falling rate scenarios, which are all compared to the base scenario. Our assumptions include floors such that market rates and discount rates do not go below zero. Other scenarios analyzed may include delayed rate shocks, yield curve steepening or flattening, or other variations in rate movements. While the primary policy scenarios focus on a 12-month time frame, longer time horizons are also modeled.

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

Table 13 - Interest Sensitivity
(in thousands)

	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	March 31, 2023		December 31, 2022
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	5.69%	3.19%	6.97%	4.33%
100 basis point increase	2.90	2.25	3.53	2.85
100 basis point decrease	(2.98)	(2.38)	(3.78)	(3.12)
200 basis point decrease	(7.02)	(3.88)	(8.39)	(5.07)

Our interest sensitivity model includes significant key assumptions, including an assumption of no change in deposit portfolio size or composition. Additionally, in rising rate environments, we use a deposit beta assumption that is consistent with our experience in the last upward rate cycle from November 2015 to July 2019. The modeled deposit beta, which is measured as the change in our overall non-maturity deposit rate as a percentage of the change in the targeted federal funds rate, was 19%. A higher deposit beta assumption would indicate a less asset sensitive balance sheet and would lower the expected increase in net interest revenue in the increasing rate scenarios.

The current environment is marked by the most rapid rate increases in decades, which, in part, is making non-bank products, such as U.S. Treasuries and institutional money market funds, more attractive to our deposit customers. For this and other reasons, the banking industry’s deposit base has been shrinking since the first half of 2022. This industry-wide outflow of deposits has increased price competition for bank deposits. As such, industry deposit betas, including ours, have been increasing at a faster pace relative to the last rising rate cycle. Our cumulative deposit beta for the current rising rate cycle, while favorable to peer averages, increased to 22% in the first quarter.

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
The Bank’s main source of liquidity is customer interest-bearing and noninterest-bearing deposit accounts. Liquidity is also available from wholesale funding sources consisting primarily of repurchase agreements, Federal funds purchased, FHLB advances, and brokered deposits. These sources of liquidity are generally short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs.
At March 31, 2023, we had sufficient qualifying collateral to provide borrowing capacity for FHLB advances of $1.53 billion, Federal Reserve discount window borrowing capacity of $2.54 billion and Federal Reserve bank term funding program capacity of $1.88 billion. We also had unpledged investment securities of $1.52 billion that could be used as collateral for additional borrowings. In addition, we have the ability to attract retail deposits by competing more aggressively on pricing.
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
Significant uses and sources of cash during the three months ended March 31, 2023 are as follows. See the consolidated statement of cash flows for further detail.
•Net cash provided by operating activities of $90.1 million reflects net income of $62.3 million adjusted for non-cash transactions, gains and losses on sales of securities and other loans, an increase in loans held for sale of $4.70 million and changes in other assets and liabilities. Significant non-cash transactions for the period included a $21.8 million provision for credit losses and net depreciation, amortization, and accretion of $12.1 million.
•Net cash provided by investing activities of $181 million primarily consisted of proceeds from securities sales, maturities and calls of $496 million partially offset by a net increase in loans of $345 million.
•Net cash used in financing activities of $141 million was driven by net repayments of FHLB advances of $615 million and a net decrease in short-term borrowings of $293 million, combined with dividends on common and preferred stock of $25.4 million, partially offset by an increase in deposits of $793 million.
In the opinion of management, our liquidity position at March 31, 2023 was sufficient to meet our expected cash flow requirements for the foreseeable future.

Capital Resources and Dividends

Shareholders’ equity at March 31, 2023 was $3.08 billion, an increase of $377 million from December 31, 2022 primarily due to equity issued in the Progress acquisition, year-to-date earnings and unrealized gains on AFS securities, partially offset by dividends declared on common and preferred stock.

The following table shows capital ratios, as calculated under applicable regulatory guidelines, at March 31, 2023 and December 31, 2022. As of March 31, 2023, capital levels remained characterized as “well-capitalized” under regulatory requirements in effect at the time. Additional information related to capital ratios is provided in Note 14 to the consolidated financial statements.

Table 14 - Capital Ratios

				United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum	Well- Capitalized	Minimum Capital Plus Capital Conservation Buffer	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Risk-based ratios:
CET1 capital	4.5%	6.5%	7.0%	12.08%	12.26%	12.43%	12.83%
Tier 1 capital	6.0	8.0	8.5	12.58	12.81	12.43	12.83
Total capital	8.0	10.0	10.5	14.40	14.79	13.34	13.70
Leverage ratio	4.0	5.0	N/A	9.65	9.69	9.54	9.69

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk as of March 31, 2023 from that presented in our 2022 10-K. Our interest rate sensitivity position at March 31, 2023 is set forth in Table 13 in MD&A of this Report and incorporated herein by this reference.

Item 4.    Controls and Procedures

    (a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of March 31, 2023. Based on that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

    (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Items 1A. Risk Factors

Except with respect to the additional risk factors related to the proposed First Miami acquisition, which are set forth on pages 20 through 26 of the prospectus filed with the SEC on April 24, 2023 pursuant to Securities Act Rule 424(b)(3) (and incorporated herein by this reference), there have been no material changes to the risk factors previously disclosed in the 2022 10-K.

Item 6. Exhibits

(d)     Exhibits. See Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description

2.1
Agreement and Plan of Merger by and between United Community Banks, Inc. and First Miami Bancorp, Inc. dated as of February 13, 2023 (incorporated herein by reference from Exhibit 2.1 to the Current Report on Form 8-K of United Community Banks, Inc. filed with the SEC on February 15, 2023).

3.1
Restated Articles of Incorporation of United Community Banks, Inc. as amended through August 13, 2021 (incorporated herein by reference to Exhibit 3.1 to United Community Bank Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2021, filed on November 5, 2021).

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

101
Interactive data files for United Community Bank, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements in Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from United Community Bank’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (formatted in Inline XBRL and included in Exhibit 101)

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

Date: May 5, 2023