Form 10-Q
period 2023-06-30
UNITED COMMUNITY BANKS INC
filed 2023-08-04
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
Yes ☐ No ☒

There were 118,853,361 shares of the registrant’s common stock, par value $1 per share, outstanding as of July 31, 2023.

UNITED COMMUNITY BANKS, INC.
FORM 10-Q

Glossary of Defined Terms

The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
2022 10-K	United’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023
ACL	Allowance for credit losses
AFS	Available-for-sale
ALCO	Asset/Liability Management Committee
AOCI	Accumulated other comprehensive income (loss)
ARR	Alternative reference rate
ASU	Accounting standards update
Bank	United Community Bank
Board	United Community Banks Inc., Board of Directors
BOLI	Bank-owned life insurance
CECL	Current expected credit loss
CET1	Common equity tier 1
CME	Chicago Mercantile Exchange
Company	United Community Banks Inc. (interchangeable with "United" below)
CVA	Credit valuation adjustment
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDM	Modification made to borrowers experiencing financial difficulty
Federal Reserve	Federal Reserve System
First Miami	First Miami Bancorp, Inc. and its wholly-owned subsidiary, First National Bank of South Miami
FHLB	Federal Home Loan Bank
FOMC	Federal Reserve’s Federal Open Markets Committee
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
GSE	U.S. government-sponsored enterprise
HELOC	Home equity lines of credit
Holding Company	United Community Banks, Inc. on an unconsolidated basis
HTM	Held-to-maturity
LIBOR	London Interbank Offered Rate
LIHTC	Low- income housing tax credit
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MBS	Mortgage-backed securities
NOW	Negotiable order of withdrawal
NPA	Nonperforming asset
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased credit deteriorated
Progress	Progress Financial Corporation and its wholly-owned subsidiary, Progress Bank & Trust
Reliant	Reliant Bancorp, Inc. and its wholly-owned subsidiary, Reliant Bank
Report	Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2023
SBA	United States Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
U.S. Treasury	United States Department of the Treasury
United	United Community Banks, Inc. and its direct and indirect subsidiaries
USDA	United States Department of Agriculture
VIE	Variable interest entity

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
•changes in loan underwriting, credit review or loss policies associated with economic conditions, examination conclusions or regulatory developments;
•the potential effects of pandemics or public health conditions on the economic and business environments in which we operate;
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
•losses due to fraudulent and negligent conduct of our customers, third-party service providers or employees;
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$267,075	$195,771
Interest-bearing deposits in banks	443,661	316,082
Federal funds and other short-term investments	—	135,000
Cash and cash equivalents	710,736	646,853
Debt securities available-for-sale	3,359,989	3,614,333
Debt securities held-to-maturity (fair value $2,132,396 and $2,191,073, respectively)	2,553,835	2,613,648
Loans held for sale	27,104	13,600
Loans and leases held for investment	17,394,845	15,334,627
Less allowance for credit losses - loans and leases	(190,705)	(159,357)
Loans and leases, net	17,204,140	15,175,270
Premises and equipment, net	353,317	298,456
Bank owned life insurance	342,966	299,297
Goodwill and other intangible assets, net	957,823	779,248
Other assets	610,287	568,179
Total assets	$26,120,197	$24,008,884
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$6,970,668	$7,643,081
Interest-bearing deposits	15,281,320	12,233,426
Total deposits	22,251,988	19,876,507
Short-term borrowings	—	158,933
Federal Home Loan Bank advances	—	550,000
Long-term debt	324,754	324,663
Accrued expenses and other liabilities	437,864	398,107
Total liabilities	23,014,606	21,308,210
Shareholders' equity:
Preferred stock, $1 par value: 10,000,000 shares authorized; 3,989 and 4,000 shares Series I issued and outstanding, respectively; $25,000 per share liquidation preference	96,165	96,422
Common stock, $1 par value: 200,000,000 shares authorized, 115,265,912 and 106,222,758 shares issued and outstanding, respectively	115,266	106,223
Common stock issuable: 587,775 and 607,128 shares, respectively	12,228	12,307
Capital surplus	2,610,523	2,306,366
Retained earnings	577,316	508,844
Accumulated other comprehensive loss	(305,907)	(329,488)
Total shareholders' equity	3,105,591	2,700,674
Total liabilities and shareholders' equity	$26,120,197	$24,008,884

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest revenue:
Loans, including fees	$250,484	$155,266	$486,915	$302,007
Investment securities, including tax exempt of $1,731, $2,539, $3,841 and $5,194, respectively	41,060	30,425	81,046	54,090
Deposits in banks and short-term investments	4,231	1,687	7,301	2,340
Total interest revenue	295,775	187,378	575,262	358,437

Interest expense:
Deposits	89,217	4,302	147,078	7,433
Short-term borrowings	1,849	—	2,997	—
Federal Home Loan Bank advances	649	—	5,761	—
Long-term debt	3,774	4,173	7,670	8,309
Total interest expense	95,489	8,475	163,506	15,742
Net interest revenue	200,286	178,903	411,756	342,695
Provision for credit losses	22,753	5,604	44,536	28,690
Net interest revenue after provision for credit losses	177,533	173,299	367,220	314,005

Noninterest income:
Service charges and fees	9,777	10,005	18,476	19,075
Mortgage loan gains and other related fees	6,584	6,971	11,105	23,123
Wealth management fees	5,600	5,985	11,324	11,880
Gains from sales of other loans, net	2,305	3,800	4,221	6,998
Lending and loan servicing fees	2,978	1,586	6,994	4,572
Securities gains (losses), net	—	46	(1,644)	(3,688)
Other	9,143	5,065	16,120	10,471
Total noninterest income	36,387	33,458	66,596	72,431
Total revenue	213,920	206,757	433,816	386,436

Noninterest expenses:
Salaries and employee benefits	76,250	69,233	154,948	140,239
Communications and equipment	10,744	9,675	20,752	18,923
Occupancy	10,194	8,865	20,083	18,243
Advertising and public relations	2,314	2,300	4,663	3,788
Postage, printing and supplies	2,382	1,999	4,919	4,118
Professional fees	6,592	5,402	12,664	9,849
Lending and loan servicing expense	2,530	3,047	4,849	5,413
Outside services - electronic banking	2,660	2,947	6,085	5,470
FDIC assessments and other regulatory charges	4,142	2,267	8,143	4,440
Amortization of intangibles	3,421	1,736	6,949	3,529
Merger-related and other charges	3,645	7,143	12,276	16,159
Other	7,533	6,176	15,881	9,894
Total noninterest expenses	132,407	120,790	272,212	240,065
Income before income taxes	81,513	85,967	161,604	146,371
Income tax expense	18,225	19,125	36,016	31,510
Net income	$63,288	$66,842	$125,588	$114,861

Net income available to common shareholders	$61,227	$64,761	$121,470	$110,827

Net income per common share:
Basic	$0.53	$0.61	$1.05	$1.04
Diluted	0.53	0.61	1.05	1.04
Weighted average common shares outstanding:
Basic	115,774	106,610	115,614	106,580
Diluted	115,869	106,716	115,795	106,697
See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2023
Net income	$81,513	$(18,225)	$63,288	$161,604	$(36,016)	$125,588
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses)	(19,753)	4,782	(14,971)	23,526	(5,502)	18,024
Reclassification adjustment for losses included in net income	—	—	—	1,644	(374)	1,270
Net unrealized gains (losses)	(19,753)	4,782	(14,971)	25,170	(5,876)	19,294
Amortization of unrealized losses on held-to-maturity securities transferred from available-for-sale	2,518	(604)	1,914	5,486	(1,324)	4,162
Derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives	3,303	(843)	2,460	2,101	(536)	1,565
Gains on derivative instruments realized in net income	(1,234)	315	(919)	(2,056)	525	(1,531)
Net cash flow hedge activity	2,069	(528)	1,541	45	(11)	34
Amortization of defined benefit pension plan net periodic pension cost components	61	(15)	46	122	(31)	91
Total other comprehensive income (loss)	(15,105)	3,635	(11,470)	30,823	(7,242)	23,581
Comprehensive income	$66,408	$(14,590)	$51,818	$192,427	$(43,258)	$149,169
2022
Net income	$85,967	$(19,125)	$66,842	$146,371	$(31,510)	$114,861
Other comprehensive loss:
Unrealized losses on available-for-sale securities:
Unrealized holding losses	(120,968)	28,801	(92,167)	(324,853)	76,774	(248,079)
Reclassification of securities from available-for-sale to held-to-maturity	30,041	(7,178)	22,863	87,444	(20,770)	66,674
Reclassification adjustment for (gains) losses included in net income	(46)	11	(35)	3,688	(979)	2,709
Net unrealized losses	(90,973)	21,634	(69,339)	(233,721)	55,025	(178,696)
Unrealized losses on held-to-maturity securities transferred from available-for-sale:
Reclassification of unrealized losses	(30,041)	7,178	(22,863)	(87,444)	20,770	(66,674)
Amortization of unrealized losses	1,769	(422)	1,347	1,769	(422)	1,347
Net activity	(28,272)	6,756	(21,516)	(85,675)	20,348	(65,327)
Derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives	2,412	(616)	1,796	7,880	(2,013)	5,867
Losses on derivative instruments realized in net income	106	(27)	79	247	(63)	184
Net cash flow hedge activity	2,518	(643)	1,875	8,127	(2,076)	6,051
Amortization of defined benefit pension plan net periodic pension cost components	171	(44)	127	341	(87)	254
Total other comprehensive loss	(116,556)	27,703	(88,853)	(310,928)	73,210	(237,718)
Comprehensive loss	$(30,589)	$8,578	$(22,011)	$(164,557)	$41,700	$(122,857)

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(in thousands except share data)

	Shares of Common Stock	Preferred Stock	Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2022	106,025,210	$96,422	$106,025	$11,311	$2,302,189	$354,409	$(175,341)	$2,695,015
Net income						66,842		66,842
Other comprehensive loss							(88,853)	(88,853)
Preferred stock dividends						(1,719)		(1,719)
Common stock dividends ($0.21 per share)						(22,562)		(22,562)
Impact of equity-based compensation awards	6,520		7	10	2,347			2,364
Impact of other United sponsored equity plans	2,230		2	127	72			201
Balance at June 30, 2022	106,033,960	$96,422	$106,034	$11,448	$2,304,608	$396,970	$(264,194)	$2,651,288

Balance at March 31, 2023	115,151,566	$96,422	$115,152	$11,977	$2,606,403	$542,606	$(294,437)	$3,078,123
Net income						63,288		63,288
Other comprehensive loss							(11,470)	(11,470)
Preferred stock dividends						(1,719)		(1,719)
Common stock dividends ($0.23 per share)						(26,859)		(26,859)
Purchases of preferred stock		(257)			35			(222)
Impact of equity-based compensation awards	110,414		110	125	3,989			4,224
Impact of other United sponsored equity plans	3,932		4	126	96			226
Balance at June 30, 2023	115,265,912	$96,165	$115,266	$12,228	$2,610,523	$577,316	$(305,907)	$3,105,591

Balance at December 31, 2021	89,349,826	$96,422	$89,350	$11,288	$1,721,007	$330,654	$(26,476)	$2,222,245
Net income						114,861		114,861
Other comprehensive loss							(237,718)	(237,718)
Impact of acquisitions	16,571,545		16,571		579,805			596,376
Preferred stock dividends						(3,438)		(3,438)
Common stock dividends ($0.42 per share)						(45,107)		(45,107)
Impact of equity-based compensation awards	49,443		50	1,454	3,053			4,557
Impact of other United sponsored equity plans	63,146		63	(1,294)	743			(488)
Balance at June 30, 2022	106,033,960	$96,422	$106,034	$11,448	$2,304,608	$396,970	$(264,194)	$2,651,288

Balance at December 31, 2022	106,222,758	$96,422	$106,223	$12,307	$2,306,366	$508,844	$(329,488)	$2,700,674
Net income						125,588		125,588
Other comprehensive income							23,581	23,581
Impact of acquisitions	8,770,531		8,771		297,690			306,461
Purchases of preferred stock		(257)			35			(222)
Preferred stock dividends						(3,438)		(3,438)
Common stock dividends ($0.46 per share)						(53,678)		(53,678)
Impact of equity-based compensation awards	232,302		232	623	5,889			6,744
Impact of other United sponsored equity plans	40,321		40	(702)	543			(119)
Balance at June 30, 2023	115,265,912	$96,165	$115,266	$12,228	$2,610,523	$577,316	$(305,907)	$3,105,591
See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income	$125,588	$114,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	23,592	22,086
Provision for credit losses	44,536	28,690
Stock based compensation	4,790	4,861
Deferred income tax expense	5,599	4,361
Securities losses, net	1,644	3,688
Gains from sales of other loans	(4,221)	(6,998)
Changes in assets and liabilities:
Other assets	(2,962)	6,317
Accrued expenses and other liabilities	(2,128)	49,707
Loans held for sale	(11,417)	119,837
Net cash provided by operating activities	185,021	347,410

Investing activities:
Debt securities held-to-maturity:
Proceeds from maturities and calls	63,602	90,576
Purchases	—	(326,494)
Debt securities available-for-sale:
Proceeds from sales	380,661	281,521
Proceeds from maturities and calls	179,586	336,511
Purchases	(186,810)	(1,498,515)
Net increase in loans	(618,464)	(435,015)
Equity investments, outflows	(122,923)	(23,016)
Equity investments, inflows	122,576	16,241
Proceeds from sales of premises and equipment	2,169	4,792
Purchases of premises and equipment	(43,809)	(16,774)
Net cash received in acquisition	57,101	35,243
Other investing inflows	2,846	1,226
Net cash used in investing activities	(163,465)	(1,533,704)

Financing activities:
Net increase in deposits	1,040,034	128,688
Net decrease in short-term borrowings	(299,951)	—
Proceeds from FHLB advances	2,225,000	—
Repayment of FHLB advances	(2,870,000)	—
Cash dividends on common stock	(50,493)	(40,694)
Cash dividends on preferred stock	(3,438)	(3,438)
Other financing inflows	3,116	473
Other financing outflows	(1,941)	(1,538)
Net cash provided by financing activities	42,327	83,491

Net change in cash and cash equivalents	63,883	(1,102,803)

Cash and cash equivalents, beginning of period	646,853	2,318,510

Cash and cash equivalents, end of period	$710,736	$1,215,707

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Supplemental Cash Flow Information

The supplemental schedule of significant non-cash investing and financing activities for the six months ended June 30, 2023 and 2022 is as follows (in thousands).

	Six Months Ended June 30,
	2023	2022
Significant non-cash investing and financing transactions:
Commitments to fund equity investments	$11,093	$—
Transfers of AFS securities to HTM securities	—	1,288,982
Acquisitions:
Assets acquired	1,903,930	3,254,173
Liabilities assumed	1,597,022	2,657,173
Net assets acquired	306,908	597,000
Common stock issued and options converted	306,461	596,376

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Acquisitions

Acquisition of Progress
On January 3, 2023, United acquired all of the outstanding common stock of Progress in a stock transaction. Progress operated 13 offices primarily located in Alabama and the Florida Panhandle, which facilitated United’s growth into those markets. United’s operating results for the three and six months ended June 30, 2023 include the operating results of the acquired business for the period subsequent to the acquisition date of January 3, 2023.

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

Pro forma information

The following table discloses the impact of the Progress acquisition since the date of acquisition. The table also presents certain pro forma information as if Progress had been acquired on January 1, 2022 and Reliant had been acquired on January 1, 2021. These results combine the historical results of the acquired entities with United’s consolidated statement of income. Adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity; however pro forma financial results presented are not necessarily indicative of what would have occurred had the acquisitions taken place in earlier years.

Merger-related costs related to the Progress acquisition for the three and six months ended June 30, 2023 of $2.29 million and $9.78 million, respectively, have been excluded from the pro forma information for those periods presented below and included in the three and six months ended June 30, 2022 pro forma information. Merger-related costs related to the Reliant acquisition for the three and six months ended June 30, 2022 of $5.46 million and $14.0 million, respectively, have been excluded from the pro forma information presented below. The actual results and pro forma information were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	Revenue	Net Income	Revenue	Net Income
2023
Actual Progress results included in statement of income since acquisition date	$17,969	$3,288	$24,621	$5,098
Supplemental consolidated pro forma as if Progress had been acquired January 1, 2022	213,509	64,832	443,050	140,041

2022
Actual Reliant results included in statement of income since acquisition date	$29,172	$15,550	$43,086	$16,148
Supplemental consolidated pro forma as if Progress had been acquired January 1, 2022 and Reliant had been acquired January 1, 2021	$225,984	$73,656	$430,853	$131,038

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Investment Securities

The amortized cost basis, unrealized gains and losses and fair value of HTM debt securities as of the dates indicated are as follows (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2023
U.S. Treasuries	$19,849	$—	$2,354	$17,495
U.S. Government agencies & GSEs	99,779	—	17,112	82,667
State and political subdivisions	294,920	23	56,274	238,669
Residential MBS, Agency & GSEs	1,438,048	13	222,256	1,215,805
Commercial MBS, Agency & GSEs	686,239	—	120,831	565,408
Supranational entities	15,000	—	2,648	12,352
Total	$2,553,835	$36	$421,475	$2,132,396

As of December 31, 2022
U.S. Treasuries	$19,834	$—	$2,417	$17,417
U.S. Government agencies & GSEs	99,679	—	18,169	81,510
State and political subdivisions	295,945	56	64,340	231,661
Residential MBS, Agency & GSEs	1,488,028	35	223,566	1,264,497
Commercial MBS, Agency & GSEs	695,162	—	111,586	583,576
Supranational entities	$15,000	$—	$2,588	$12,412
Total	$2,613,648	$91	$422,666	$2,191,073

The amortized cost basis, unrealized gains and losses, and fair value of AFS debt securities as of the dates indicated are presented below (in thousands). During the second quarter of 2023, United entered into fair value hedges on stated amounts of a closed portfolio of AFS debt securities using the portfolio layer method, which is further explained in Note 7.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2023
U.S. Treasuries	$347,029	$34	$13,640	$333,423
U.S. Government agencies & GSEs	252,981	295	16,180	237,096
State and political subdivisions	183,201	—	22,100	161,101
Residential MBS, Agency & GSEs	1,445,528	—	158,964	1,286,564
Residential MBS, Non-agency	360,476	—	26,805	333,671
Commercial MBS, Agency & GSEs	669,625	—	81,276	588,349
Commercial MBS, Non-agency	31,097	—	1,008	30,089
Corporate bonds	218,886	60	22,210	196,736
Asset-backed securities	198,279	27	5,346	192,960
Total	3,707,102	416	347,529	3,359,989

As of December 31, 2022
U.S. Treasuries	$163,972	$—	$14,620	$149,352
U.S. Government agencies & GSEs	266,347	463	16,694	250,116
State and political subdivisions	329,723	151	26,126	303,748
Residential MBS, Agency & GSEs	1,609,442	13	160,636	1,448,819
Residential MBS, Non-agency	374,535	—	27,873	346,662
Commercial MBS, Agency & GSEs	720,282	471	79,407	641,346
Commercial MBS, Non-agency	31,624	—	1,058	30,566
Corporate bonds	236,181	34	23,763	212,452
Asset-backed securities	239,220	—	7,948	231,272
Total	$3,971,326	$1,132	$358,125	$3,614,333

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Securities with a carrying value of $4.43 billion and $2.53 billion were pledged, primarily to secure public deposits and provide contingent liquidity through the Bank Term Funding Program at the Federal Reserve Bank, at June 30, 2023 and December 31, 2022, respectively.

The following table summarizes HTM debt securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2023
U.S. Treasuries	$—	$—	$17,495	$2,354	$17,495	$2,354
U.S. Government agencies & GSEs	—	—	82,667	17,112	82,667	17,112
State and political subdivisions	22,629	220	211,786	56,054	234,415	56,274
Residential MBS, Agency & GSEs	55,552	3,332	1,158,955	218,924	1,214,507	222,256
Commercial MBS, Agency & GSEs	6,479	220	558,928	120,611	565,407	120,831
Supranational entities	—	—	12,352	2,648	12,352	2,648
Total unrealized loss position	$84,660	$3,772	$2,042,183	$417,703	$2,126,843	$421,475

As of December 31, 2022
U.S. Treasuries	$17,417	$2,417	$—	$—	$17,417	$2,417
U.S. Government agencies & GSEs	10,687	1,813	70,823	16,356	81,510	18,169
State and political subdivisions	104,243	20,639	117,115	43,701	221,358	64,340
Residential MBS, Agency & GSEs	296,673	38,289	965,785	185,277	1,262,458	223,566
Commercial MBS, Agency & GSEs	176,848	24,497	406,728	87,089	583,576	111,586
Supranational entities	12,412	2,588	—	—	12,412	2,588
Total unrealized loss position	$618,280	$90,243	$1,560,451	$332,423	$2,178,731	$422,666

The following table summarizes AFS debt securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2023
U.S. Treasuries	$49,170	$16	$150,685	$13,624	$199,855	$13,640
U.S. Government agencies & GSEs	64,447	509	127,787	15,671	192,234	16,180
State and political subdivisions	552	33	160,549	22,067	161,101	22,100
Residential MBS, Agency & GSEs	219,050	11,928	1,067,514	147,036	1,286,564	158,964
Residential MBS, Non-agency	8,618	320	325,053	26,485	333,671	26,805
Commercial MBS, Agency & GSEs	102,718	6,058	485,631	75,218	588,349	81,276
Commercial MBS, Non-agency	—	—	30,089	1,008	30,089	1,008
Corporate bonds	8,746	879	186,121	21,331	194,867	22,210
Asset-backed securities	14,302	102	172,093	5,244	186,395	5,346
Total unrealized loss position	$467,603	$19,845	$2,705,522	$327,684	$3,173,125	$347,529

As of December 31, 2022
U.S. Treasuries	$49,259	$724	$100,093	$13,896	$149,352	$14,620
U.S. Government agencies & GSEs	93,015	2,124	108,093	14,570	201,108	16,694
State and political subdivisions	207,749	9,906	62,606	16,220	270,355	26,126
Residential MBS, Agency & GSEs	1,049,648	102,852	392,288	57,784	1,441,936	160,636
Residential MBS, Non-agency	338,399	27,095	8,263	778	346,662	27,873
Commercial MBS, Agency & GSEs	288,787	17,304	332,088	62,103	620,875	79,407
Commercial MBS, Non-agency	30,566	1,058	—	—	30,566	1,058
Corporate bonds	83,010	7,776	127,603	15,987	210,613	23,763
Asset-backed securities	97,705	2,664	133,567	5,284	231,272	7,948
Total unrealized loss position	$2,238,138	$171,503	$1,264,601	$186,622	$3,502,739	$358,125

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2023, there were 678 AFS debt securities and 325 HTM debt securities that were in an unrealized loss position. United does not intend to sell nor does it believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at June 30, 2023 were primarily attributable to changes in interest rates.

At June 30, 2023 and December 31, 2022, estimated credit losses and, thus, the related ACL on HTM debt securities were de minimis due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies, GSEs, high credit quality municipalities and supranational entities. As a result, no ACL was recorded on the HTM portfolio at June 30, 2023 or December 31, 2022. In addition, based on the assessments performed at June 30, 2023 and December 31, 2022, there was no ACL required related to the AFS portfolio.

The following table presents accrued interest receivable for the periods indicated on HTM and AFS debt securities (in thousands), which was excluded from the estimate of credit losses.

	Accrued Interest Receivable
	June 30, 2023	December 31, 2022
HTM	$6,098	$7,234
AFS	11,859	15,281

The amortized cost and fair value of AFS and HTM debt securities at June 30, 2023, by contractual maturity, are presented in the following table (in thousands). Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year:
U.S. Treasuries	$232,932	$232,830	$—	$—
U.S. Government agencies & GSEs	338	331	—	—
State and political subdivisions	2,027	1,955	1,200	1,194
Corporate bonds	5,177	5,014	—	—
	240,474	240,130	1,200	1,194
1 to 5 years:
U.S. Treasuries	114,097	100,593	19,849	17,495
U.S. Government agencies & GSEs	39,403	35,781	—	—
State and political subdivisions	15,948	14,904	28,575	26,505
Corporate bonds	156,810	142,227	—	—
	326,258	293,505	48,424	44,000
5 to 10 years:
U.S. Government agencies & GSEs	71,084	63,053	73,352	61,460
State and political subdivisions	59,659	49,693	37,257	31,827
Corporate bonds	56,097	48,643	—	—
Supranational entities	—	—	15,000	12,352
	186,840	161,389	125,609	105,639
More than 10 years:
U.S. Government agencies & GSEs	142,156	137,931	26,427	21,207
State and political subdivisions	105,567	94,549	227,888	179,143
Corporate bonds	802	852	—	—
	248,525	233,332	254,315	200,350
Debt securities not due at a single maturity date:
Asset-backed securities	198,279	192,960	—	—
Residential MBS	1,806,004	1,620,235	1,438,048	1,215,805
Commercial MBS	700,722	618,438	686,239	565,408
	2,705,005	2,431,633	2,124,287	1,781,213

Total	$3,707,102	$3,359,989	$2,553,835	$2,132,396

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes AFS securities sales activity for the three and six months ended June 30, 2023 and 2022 (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Proceeds from sales	$—	$73,112	$380,661	$281,521

Gross realized gains	$—	$46	$1,373	$1,009
Gross realized losses	—	—	(3,017)	(4,697)
Securities gains (losses), net	$—	$46	$(1,644)	$(3,688)

Income tax expense (benefit) attributable to sales	$—	$11	$(374)	$(979)

Note 6 – Loans and Leases and Allowance for Credit Losses

Major classifications of the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”) are summarized as of the dates indicated as follows (in thousands).

	June 30, 2023	December 31, 2022
Owner occupied commercial real estate	$3,110,612	$2,734,666
Income producing commercial real estate	3,669,746	3,261,626
Commercial & industrial	2,550,191	2,252,322
Commercial construction	1,739,208	1,597,848
Equipment financing	1,510,326	1,374,251
Total commercial	12,580,083	11,220,713
Residential mortgage	2,905,293	2,355,061
HELOC	926,409	850,269
Residential construction	463,278	442,553
Manufactured housing	339,969	316,741
Consumer	179,813	149,290
Total loans	17,394,845	15,334,627
Less allowance for credit losses - loans	(190,705)	(159,357)
Loans, net	$17,204,140	$15,175,270

Accrued interest receivable related to loans totaled $58.0 million and $52.0 million at June 30, 2023 and December 31, 2022, respectively, and was reported in other assets on the consolidated balance sheets. Accrued interest receivable was excluded from the estimate of credit losses.

At June 30, 2023 and December 31, 2022, the loan portfolio was subject to blanket pledges on certain qualifying loan types with the FHLB and FRB to secure contingent funding sources.

The following table presents the amortized cost of loans held for investment that were sold in the periods indicated (in thousands). The gains on these loan sales were included in noninterest income on the consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Guaranteed portion of SBA/USDA loans	$22,072	$39,119	$43,842	$67,462
Equipment financing receivables	20,571	20,541	39,274	43,977
Total	$42,643	$59,660	$83,116	$111,439

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2023 and December 31, 2022, equipment financing receivables included leases of $59.8 million and $46.0 million, respectively. The components of the net investment in leases, which included both sales-type and direct financing, are presented below (in thousands).

	June 30, 2023	December 31, 2022
Minimum future lease payments receivable	$65,275	$49,723
Estimated residual value of leased equipment	3,670	2,804
Initial direct costs	1,131	767
Security deposits	(442)	(429)
Unearned income	(9,788)	(6,877)
Net investment in leases	$59,846	$45,988

Minimum future lease payments expected to be received from equipment financing lease contracts as of June 30, 2023 were as follows (in thousands):

Year
Remainder of 2023	$11,352
2024	19,503
2025	15,648
2026	10,910
2027	6,564
Thereafter	1,298
Total	$65,275

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

	Accruing
	Current Loans	Loans Past Due
		30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual Loans	Total Loans
As of June 30, 2023
Owner occupied commercial real estate	$3,105,295	$1,842	$4	$—	$3,471	$3,110,612
Income producing commercial real estate	3,636,300	790	114	—	32,542	3,669,746
Commercial & industrial	2,517,176	1,532	660	—	30,823	2,550,191
Commercial construction	1,738,394	664	35	—	115	1,739,208
Equipment financing	1,494,296	4,087	2,954	—	8,989	1,510,326
Total commercial	12,491,461	8,915	3,767	—	75,940	12,580,083
Residential mortgage	2,889,244	3,408	1,222	—	11,419	2,905,293
HELOC	921,413	2,077	142	—	2,777	926,409
Residential construction	460,627	967	2	—	1,682	463,278
Manufactured housing	320,342	7,311	1,534	—	10,782	339,969
Consumer	178,646	1,063	85	—	19	179,813
Total loans	$17,261,733	$23,741	$6,752	$—	$102,619	$17,394,845

As of December 31, 2022
Owner occupied commercial real estate	$2,731,574	$1,522	$1,047	$—	$523	$2,734,666
Income producing commercial real estate	3,257,232	468	41	—	3,885	3,261,626
Commercial & industrial	2,234,284	3,288	274	6	14,470	2,252,322
Commercial construction	1,597,268	447	—	—	133	1,597,848
Equipment financing	1,362,622	4,285	1,906	—	5,438	1,374,251
Total commercial	11,182,980	10,010	3,268	6	24,449	11,220,713
Residential mortgage	2,342,196	1,939	7	—	10,919	2,355,061
HELOC	844,888	2,709	784	—	1,888	850,269
Residential construction	441,673	20	455	—	405	442,553
Manufactured housing	302,386	6,913	924	—	6,518	316,741
Consumer	148,943	237	48	9	53	149,290
Total loans	$15,263,066	$21,828	$5,486	$15	$44,232	$15,334,627

The following table presents nonaccrual loans held for investment by loan class for the periods indicated (in thousands).

	Nonaccrual Loans
	June 30, 2023			December 31, 2022
	With no allowance	With an allowance	Total	With no allowance	With an allowance	Total
Owner occupied commercial real estate	$2,507	$964	$3,471	$276	$247	$523
Income producing commercial real estate	32,470	72	32,542	3,798	87	3,885
Commercial & industrial	28,665	2,158	30,823	13,917	553	14,470
Commercial construction	51	64	115	69	64	133
Equipment financing	56	8,933	8,989	85	5,353	5,438
Total commercial	63,749	12,191	75,940	18,145	6,304	24,449
Residential mortgage	1,959	9,460	11,419	2,159	8,760	10,919
HELOC	325	2,452	2,777	430	1,458	1,888
Residential construction	328	1,354	1,682	311	94	405
Manufactured housing	—	10,782	10,782	—	6,518	6,518
Consumer	3	16	19	3	50	53
Total	$66,364	$36,255	$102,619	$21,048	$23,184	$44,232

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

	Term Loans by Origination Year						Revolvers	Revolvers converted to term loans	Total
As of June 30, 2023	2023	2022	2021	2020	2019	Prior
Owner occupied commercial real estate:
Pass	$359,037	$683,426	$650,179	$613,901	$214,542	$372,915	$114,607	$18,740	$3,027,347
Special Mention	1,626	5,675	6,968	6,764	8,612	5,260	3,855	268	39,028
Substandard	3,465	8,345	9,095	7,600	3,310	9,471	210	2,741	44,237
Total owner occupied commercial real estate	$364,128	$697,446	$666,242	$628,265	$226,464	$387,646	$118,672	$21,749	$3,110,612
Current period gross charge-offs	$—	$—	$—	$—	$—	$207	$—	$—	$207
Income producing commercial real estate:
Pass	$306,457	$828,657	$750,600	$763,295	$271,098	$414,954	$52,883	$5,706	$3,393,650
Special Mention	58,790	22,100	21,311	14,353	31,383	4,974	—	—	152,911
Substandard	22,314	33,196	998	17,216	17,664	31,738	—	59	123,185
Total income producing commercial real estate	$387,561	$883,953	$772,909	$794,864	$320,145	$451,666	$52,883	$5,765	$3,669,746
Current period gross charge-offs	$—	$3,033	$—	$—	$—	$1,781	$—	$—	$4,814
Commercial & industrial
Pass	$391,898	$545,473	$366,189	$159,719	$121,611	$184,837	$600,042	$15,490	$2,385,259
Special Mention	209	478	4,385	476	88	855	18,596	181	25,268
Substandard	21,254	9,594	38,922	13,813	4,264	2,718	46,124	2,975	139,664
Total commercial & industrial	$413,361	$555,545	$409,496	$174,008	$125,963	$188,410	$664,762	$18,646	$2,550,191
Current period gross charge-offs	$1,330	$1,132	$—	$444	$198	$41	$—	$1,506	$4,651
Commercial construction
Pass	$347,916	$660,378	$383,957	$192,245	$58,733	$31,262	$56,057	$1,077	$1,731,625
Special Mention	58	135	28	52	—	—	—	—	273
Substandard	194	4,541	35	2,199	1	100	—	240	7,310
Total commercial construction	$348,168	$665,054	$384,020	$194,496	$58,734	$31,362	$56,057	$1,317	$1,739,208
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equipment financing:
Pass	$422,344	$589,302	$299,127	$117,201	$61,859	$9,413	$—	$—	$1,499,246
Substandard	842	4,497	3,575	1,109	974	83	—	—	11,080
Total equipment financing	$423,186	$593,799	$302,702	$118,310	$62,833	$9,496	$—	$—	$1,510,326
Current period gross charge-offs	$—	$3,129	$3,086	$895	$389	$280	$—	$—	$7,779
Residential mortgage:
Pass	$446,768	$988,186	$758,310	$337,356	$90,331	$266,705	$477	$3,516	$2,891,649
Substandard	214	1,505	1,680	912	1,648	7,499	—	186	13,644
Total residential mortgage	$446,982	$989,691	$759,990	$338,268	$91,979	$274,204	$477	$3,702	$2,905,293
Current period gross charge-offs	$—	$23	$—	$—	$—	$22	$—	$—	$45
Home equity lines of credit
Pass	$—	$—	$—	$—	$—	$—	$897,097	$26,231	$923,328
Substandard	—	—	—	—	—	—	—	3,081	3,081
Total home equity lines of credit	$—	$—	$—	$—	$—	$—	$897,097	$29,312	$926,409
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$145	$145
Residential construction
Pass	$174,579	$239,543	$32,086	$6,143	$1,417	$7,349	$—	$31	$461,148
Substandard	224	1,324	430	—	18	134	—	—	2,130
Total residential construction	$174,803	$240,867	$32,516	$6,143	$1,435	$7,483	$—	$31	$463,278
Current period gross charge-offs	$—	$637	$—	$—	$—	$—	$—	$—	$637
Manufactured housing
Pass	$35,151	$74,072	$52,438	$46,466	$33,278	$86,573	$—	$—	$327,978
Substandard	260	3,304	2,109	1,702	1,090	3,526	—	—	11,991
Total consumer	$35,411	$77,376	$54,547	$48,168	$34,368	$90,099	$—	$—	$339,969
Current period gross charge-offs	$3	$434	$201	$268	$105	$263	$—	$—	$1,274
Consumer
Pass	$57,267	$53,898	$25,280	$12,381	$2,263	$1,977	$26,518	$119	$179,703
Substandard	—	1	60	28	—	21	—	—	110
Total consumer	$57,267	$53,899	$25,340	$12,409	$2,263	$1,998	$26,518	$119	$179,813
Current period gross charge-offs	$1,838	$103	$62	$24	$13	$1	$2	$101	$2,144

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans						Revolvers	Revolvers converted to term loans	Total
As of December 31, 2022	2022	2021	2020	2019	2018	Prior
Pass
Owner occupied commercial real estate	$669,451	$671,395	$611,900	$204,990	$127,738	$253,890	$114,975	$5,779	$2,660,118
Income producing commercial real estate	812,804	753,936	733,946	248,259	171,108	255,485	50,026	9,953	3,035,517
Commercial & industrial	535,594	388,851	186,292	134,789	119,547	71,503	670,161	15,880	2,122,617
Commercial construction	732,147	391,963	256,087	78,778	11,977	19,973	70,819	1,433	1,563,177
Equipment financing	714,044	374,030	162,463	93,690	22,753	1,214	—	—	1,368,194
Total commercial	3,464,040	2,580,175	1,950,688	760,506	453,123	602,065	905,981	33,045	10,749,623
Residential mortgage	894,960	742,821	329,762	91,300	55,785	223,846	8	3,133	2,341,615
HELOC	—	—	—	—	—	—	824,153	23,948	848,101
Residential construction	344,443	82,289	4,478	1,742	1,545	7,549	—	31	442,077
Manufactured housing	78,097	54,976	48,908	34,836	31,060	61,148	—	—	309,025
Consumer	71,899	29,322	15,406	3,987	1,837	588	25,963	126	149,128
	4,853,439	3,489,583	2,349,242	892,371	543,350	895,196	1,756,105	60,283	14,839,569
Special Mention
Owner occupied commercial real estate	4,236	8,036	4,641	10,299	1,232	11,596	3,875	279	44,194
Income producing commercial real estate	41,423	1,137	44,802	32,821	21,647	50	805	—	142,685
Commercial & industrial	1,695	21,745	2,686	1,047	1,244	167	10,449	309	39,342
Commercial construction	850	33	1,640	13,237	4,891	28	—	—	20,679
Equipment financing	—	—	—	—	—	—	—	—	—
Total commercial	48,204	30,951	53,769	57,404	29,014	11,841	15,129	588	246,900
Residential mortgage	—	—	—	—	—	—	—	—	—
HELOC	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—
Manufactured housing	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
	48,204	30,951	53,769	57,404	29,014	11,841	15,129	588	246,900
Substandard
Owner occupied commercial real estate	9,835	77	2,873	4,490	1,204	8,055	209	3,611	30,354
Income producing commercial real estate	52,384	1,357	1,867	4,180	13,209	10,365	—	62	83,424
Commercial & industrial	10,431	19,477	3,880	4,557	11,019	1,189	39,333	477	90,363
Commercial construction	133	—	45	2	3,876	9,693	—	243	13,992
Equipment financing	1,625	2,160	1,303	705	236	28	—	—	6,057
Total commercial	74,408	23,071	9,968	13,934	29,544	29,330	39,542	4,393	224,190
Residential mortgage	1,195	964	1,364	1,836	2,589	5,296	—	202	13,446
HELOC	—	—	—	—	—	—	93	2,075	2,168
Residential construction	32	268	—	20	3	153	—	—	476
Manufactured housing	1,130	1,267	1,427	990	1,188	1,714	—	—	7,716
Consumer	20	77	34	1	25	4	1	—	162
	76,785	25,647	12,793	16,781	33,349	36,497	39,636	6,670	248,158

Total	$4,978,428	$3,546,181	$2,415,804	$966,556	$605,713	$943,534	$1,810,870	$67,541	$15,334,627

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Modifications to Borrowers Experiencing Financial Difficulty
The period end amortized cost of loans modified under the terms of a FDM during the six months ended June 30, 2023 are presented in the following table (in thousands).

	New FDMs
	Post-Modification Amortized Cost by Type of Modification
	Extension	Payment Delay	Rate Reduction & Extension	Total	% of Total Class of Receivable
Six Months Ended June 30, 2023
Income producing commercial real estate	$38,138	$—	$21,202	$59,340	1.6%
Commercial & industrial	2,718	29,517	—	32,235	1.3
Equipment financing	8,069	—	—	8,069	0.5
Residential mortgage	57	—	630	687	—
Manufactured housing	—	—	259	259	0.1
Total loans	$48,982	$29,517	$22,091	$100,590	0.6

Extensions for equipment financing FDMs typically consist of one or more three-month extensions beyond the original maturity date. For the remainder of extension FDMs occurring during the first six months of 2023, the weighted average extension granted was approximately eight months.

Commercial and industrial payment delay FDMs include $22.7 million of loans in bankruptcy status. Excluding bankruptcy status loans, the remainder of FDMs in this category had a weighted average payment delay of approximately three months.

During the six months ended June 30, 2023, FDMs categorized as rate reduction and extensions in the income producing commercial real estate category resulted in a decrease in weighted average interest rate of 57 basis points and extended the weighted average maturity by 3 years. Residential mortgage and manufactured housing FDMs resulted in a decrease in weighted average interest rate of 576 basis points and extended the weighted average maturity by 15 years.

There have been no FDMs modified during 2023 that have subsequently defaulted under modified loan terms.

Allowance for Credit Losses
The ACL for loans represents management’s estimate of life of loan credit losses in the portfolio as of the end of the period. The ACL related to unfunded commitments is included in other liabilities in the consolidated balance sheet.

At both June 30, 2023 and December 31, 2022, United used a one-year reasonable and supportable forecast period. Expected credit losses were estimated using a regression model for each segment based on historical data from peer banks combined with a third party vendor’s baseline economic forecast to predict the change in credit losses. These estimates were then combined with a starting value that was based on United’s recent charge-off experience to produce an expected default rate, with the results subject to a floor. In the case of residential construction, commercial construction and multifamily loans (included in income producing commercial real estate), the expected default rate was adjusted by a model overlay based on expectations of future performance. For the second quarter of 2023, management applied qualitative factors to the model output for the residential mortgage, residential construction and income producing commercial real estate portfolios to account for observable differences in national economic trends reflected in the economic forecast that are not being observed at the same level of severity within United’s geographic footprint.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the balance and activity in the ACL by portfolio segment for the periods indicated (in thousands).

	Three Months Ended June 30,
	2023					2022
	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied commercial real estate	$20,831	$—	$205	$752	$21,788	$15,945	$—	$1,496	$(667)	$16,774
Income producing commercial real estate	33,607	(2,033)	849	6,352	38,775	33,539	—	116	(371)	33,284
Commercial & industrial	28,312	(3,753)	1,007	4,290	29,856	18,386	(1,011)	1,313	(421)	18,267
Commercial construction	22,073	—	105	98	22,276	13,782	—	144	2,136	16,062
Equipment financing	26,195	(3,752)	1,215	4,946	28,604	19,264	(1,709)	802	52	18,409
Residential mortgage	24,082	(26)	69	1,306	25,431	14,964	—	51	2,020	17,035
HELOC	10,337	(24)	83	213	10,609	7,128	—	346	13	7,487
Residential construction	2,043	(637)	14	2,026	3,446	1,929	—	76	81	2,086
Manufactured housing	8,424	(620)	—	1,400	9,204	7,083	(135)	—	(334)	6,614
Consumer	630	(1,327)	226	1,187	716	785	(728)	308	542	907
ACL - loans	176,534	(12,172)	3,773	22,570	190,705	132,805	(3,583)	4,652	3,051	136,925
ACL - unfunded commitments	21,389	—	—	183	21,572	13,564	—	—	2,553	16,117
Total ACL	$197,923	$(12,172)	$3,773	$22,753	$212,277	$146,369	$(3,583)	$4,652	$5,604	$153,042

	Six Months Ended June 30,
	2023						2022
	Beginning Balance	Initial ACL - PCD loans (1)	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Initial ACL - PCD loans (1)	Charge- Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied commercial real estate	$19,834	$181	$(207)	$322	$1,658	$21,788	$14,282	$266	$—	$1,541	$685	$16,774
Income producing commercial real estate	32,082	307	(4,814)	1,324	9,876	38,775	24,156	4,366	—	406	4,356	33,284
Commercial & industrial	23,504	1,358	(4,651)	1,680	7,965	29,856	16,592	2,337	(4,605)	1,978	1,965	18,267
Commercial construction	20,120	39	—	142	1,975	22,276	9,956	2,857	(41)	558	2,732	16,062
Equipment financing	23,395	—	(7,779)	1,867	11,121	28,604	16,290	—	(2,657)	1,483	3,293	18,409
Residential mortgage	20,809	157	(45)	175	4,335	25,431	12,390	385	(53)	201	4,112	17,035
HELOC	8,707	534	(145)	171	1,342	10,609	6,568	60	(9)	436	432	7,487
Residential construction	2,049	124	(637)	29	1,881	3,446	1,847	1	—	99	139	2,086
Manufactured housing	8,098	—	(1,274)	26	2,354	9,204	—	2,438	(308)	9	4,475	6,614
Consumer	759	4	(2,144)	477	1,620	716	451	27	(1,534)	587	1,376	907
ACL - loans	159,357	2,704	(21,696)	6,213	44,127	190,705	102,532	12,737	(9,207)	7,298	23,565	136,925
ACL - unfunded commitments	21,163	—	—	—	409	21,572	10,992	—	—	—	5,125	16,117
Total ACL	$180,520	$2,704	$(21,696)	$6,213	$44,536	$212,277	$113,524	$12,737	$(9,207)	$7,298	$28,690	$153,042
(1) Represents the initial ACL related to PCD loans acquired in the Progress and Reliant transactions during the six months ended June 30, 2023 and 2022, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 7 – Derivatives and Hedging Activities

The table below presents the fair value of derivative financial instruments, which are included in other assets and other liabilities on the consolidated balance sheet, as of the dates indicated (in thousands):

	June 30, 2023			December 31, 2022
	Notional Amount (1)	Fair Value		Notional Amount	Fair Value
		Derivative Asset	Derivative Liability		Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Cash flow hedge of subordinated debt	$100,000	$16,261	$—	$100,000	$16,191	$—
Cash flow hedge of trust preferred securities	40,000	—	—	20,000	—	—
Fair value hedge of AFS debt securities	677,473	—	—	—	—	—
Total	817,473	16,261	—	120,000	16,191	—

Derivatives not designated as hedging instruments:
Customer derivative positions	2,034,468	874	91,307	1,097,578	341	86,358
Dealer offsets to customer derivative positions	1,803,106	29,360	901	1,097,578	22,393	274
Risk participations	130,392	—	22	88,586	15	1
Mortgage banking - loan commitment	48,090	991	2	19,685	394	—
Mortgage banking - forward sales commitment	100,140	383	14	49,750	198	71
Bifurcated embedded derivatives	51,935	10,881	—	51,935	11,104	—
Dealer offsets to bifurcated embedded derivatives	51,935	—	12,540	51,935	—	12,839
Total	4,220,066	42,489	104,786	2,457,047	34,445	99,543

Total derivatives	$5,037,539	$58,750	$104,786	$2,577,047	$50,636	$99,543

Total gross derivative instruments		$58,750	$104,786		$50,636	$99,543
Less: Amounts subject to master netting agreements		(916)	(916)		(346)	(346)
Less: Cash collateral received/pledged		(46,248)	(12,801)		(38,386)	(13,089)
Net amount		$11,586	$91,069		$11,904	$86,108
(1) At June 30, 2023, LIBOR-based customer derivative positions and derivatives cleared centrally through the CME included both a short-dated contract and a long-dated contract to facilitate the transition from LIBOR to SOFR. The short-dated contracts mature at the first reset date after June 30, 2023.

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

Hedging Derivatives

Cash Flow Hedges of Interest Rate Risk
United enters into cash flow hedges to mitigate exposure to the variability of future cash flows or other forecasted transactions. As of June 30, 2023 and December 31, 2022, United utilized interest rate caps and swaps to hedge the variability of cash flows due to changes in interest rates on certain of its variable-rate subordinated debt and trust preferred securities. United considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates. Therefore, changes in the fair value of these derivative instruments are recognized in OCI. Gains and losses related to changes in fair value are reclassified into earnings in the periods the hedged forecasted transactions occur. Losses representing amortization of the premium recorded on cash flow hedges, which is a component excluded from the assessment of effectiveness, are recognized in earnings on a straight-line basis in the same caption as the hedged item over the term of the hedge. Over the next twelve months, United expects to reclassify $5.55 million of gains from AOCI into earnings related to these agreements.

Fair Value Hedges of Interest Rate Risk
United is exposed to changes in the fair value of certain of its fixed-rate investments and obligations due to changes in interest rates. United uses interest rate derivatives to manage its exposure to changes in fair value on these instruments attributable to changes in

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

interest rates. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives. During the second quarter of 2023, United entered into fair value hedges on stated amounts of closed portfolios of AFS debt securities using the portfolio layer method.

The table below presents the effect of derivatives in hedging relationships, all of which are interest rate contracts, on net interest income for the periods indicated (in thousands).

	Affected Income Statement Line Item	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Fair value hedges:
Brokered time deposits:
Net income recognized	Interest expense- deposits	$—	$—	$—	$28
AFS securities:
Recognized on derivative interest settlements		$2,310	$—	$2,310	$—
Recognized on derivatives		13,889	—	13,889	—
Recognized on hedged items		(15,289)	—	(15,289)	—
Net income recognized	Interest revenue- investment securities	$910	$—	$910	$—

Cash flow hedges:
Long-term debt (1)	Interest expense- long term debt	$1,234	$(106)	$2,056	$(247)
 (1) Includes premium amortization expense excluded from the assessment of hedge effectiveness of $112,000 and $118,000 for the three months ended June 30, 2023 and 2022, respectively, and $229,000 and $234,000 for the six months ended June 30, 2023 and 2022, respectively.

The table below presents the carrying amount of hedged AFS debt securities and cumulative fair value hedging adjustments included in the carrying amount of the hedged asset for the periods presented (in thousands). All fair value hedges of AFS debt securities at June 30, 2023 were designated under the the portfolio layer method. At June 30, 2023, the aggregate designated hedged items using the portfolio layer method had a notional amount of $677 million.

	June 30, 2023
Balance Sheet Location	Amortized Cost(1)	Hedge Accounting Basis Adjustment
Debt securities AFS	$804,658	$(15,289)
(1) Excludes cumulative hedge accounting basis adjustment.

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

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Customer derivatives and dealer offsets	Other noninterest income	$545	$445	$912	$1,214
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	(474)	85	(1,007)	198
Mortgage banking derivatives	Mortgage loan revenue	174	2,616	1,401	7,250
Risk participations	Other noninterest income	154	93	142	94
		$399	$3,239	$1,448	$8,756

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

Note 8 – Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands).

	June 30, 2023	December 31, 2022
Core deposit intangible	$86,880	$46,900
Less: accumulated amortization	(32,665)	(26,112)
Net core deposit intangible	54,215	20,788
Customer relationship intangible	8,400	8,400
Less: accumulated amortization	(1,510)	(1,114)
Net customer relationship intangible	6,890	7,286
Total intangibles subject to amortization, net (1)	61,105	28,074
Goodwill	896,718	751,174
Total goodwill and other intangible assets, net	$957,823	$779,248
(1) As intangible assets become fully amortized, they are excluded from balances presented.
During the first quarter of 2023, as a result of the Progress acquisition, United recorded a core deposit intangible of $40.0 million. See Note 4 for further detail.

The following is a summary of changes in the carrying amounts of goodwill (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period (1)	$896,718	$751,174	$751,174	$452,007
Acquisitions	—	—	145,544	299,167
Balance, end of period (1)	$896,718	$751,174	$896,718	$751,174
(1) Goodwill balances are shown net of accumulated impairment losses of $306 million incurred prior to 2022.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The estimated aggregate amortization expense for future periods for finite lived intangibles is as follows (in thousands):

Remainder of 2023	$6,521
2024	11,791
2025	10,031
2026	8,491
2027	6,950
Thereafter	17,321
Total	$61,105

Note 9 – Preferred Stock

In May 2023, United’s Board of Directors approved a preferred stock repurchase program, authorizing United to repurchase up to $25.0 million of its outstanding Series I Non-Cumulative Preferred Stock directly or through the repurchase of depositary shares representing 1/1000th of a share of Series I Non-Cumulative Preferred Stock. The program is scheduled to expire on the earlier of the repurchase of preferred stock having an aggregate purchase price of $25.0 million or December 31, 2023. During the three and six months ended June 30, 2023, 10,668 depositary shares were repurchased. As of June 30, 2023, United had remaining authorization to repurchase up to $24.8 million of outstanding preferred stock under the program.

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

Mortgage Loans Held for Sale
United has elected the fair value option for most of its newly originated mortgage loans held for sale in order to reduce certain timing differences and better match changes in fair values of the loans with changes in the value of derivative instruments used to economically hedge them. The fair value of mortgage loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan, and are classified as Level 2. As of December 31, 2022, United had certain mortgage loans held for sale that were acquired from Reliant for which the fair value option was not elected; these loans were carried at the lower of aggregate cost or fair value. These loans were subsequently sold during the first half of 2023.

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

Management has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy. However, the CVAs associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. Generally, management’s assessment of the significance of the CVAs has indicated that they are not a significant input to the overall valuation of the derivatives. In cases when management’s assessment indicates that the CVA is a significant input, the related derivative is disclosed as a Level 3 value.

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

June 30, 2023	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$333,423	$—	$—	$333,423
U.S. Government agencies & GSEs	—	237,096	—	237,096
State and political subdivisions	—	161,101	—	161,101
Residential MBS	—	1,620,235	—	1,620,235
Commercial MBS	—	618,438	—	618,438
Corporate bonds	—	194,553	2,183	196,736
Asset-backed securities	—	192,960	—	192,960
Equity securities with readily determinable fair values	10,651	1,532	—	12,183
Mortgage loans held for sale	—	27,104	—	27,104
Deferred compensation plan assets	11,728	—	—	11,728
Servicing rights for SBA/USDA loans	—	—	6,148	6,148
Residential mortgage servicing rights	—	—	37,194	37,194
Derivative financial instruments	—	46,878	11,872	58,750
Total assets	$355,802	$3,099,897	$57,397	$3,513,096

Liabilities:
Deferred compensation plan liability	$11,766	$—	$—	$11,766
Derivative financial instruments	—	92,222	12,564	104,786
Total liabilities	$11,766	$92,222	$12,564	$116,552

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$149,352	$—	$—	$149,352
U.S. Government agencies & GSEs	—	250,116	—	250,116
State and political subdivisions	—	303,748	—	303,748
Residential MBS	—	1,795,481	—	1,795,481
Commercial MBS	—	671,912	—	671,912
Corporate bonds	—	210,240	2,212	212,452
Asset-backed securities	—	231,272	—	231,272
Equity securities with readily determinable fair values	12,278	1,359	—	13,637
Mortgage loans held for sale	—	11,794	—	11,794
Deferred compensation plan assets	11,436	—	—	11,436
Servicing rights for SBA/USDA loans	—	—	5,188	5,188
Residential mortgage servicing rights	—	—	36,559	36,559
Derivative financial instruments	—	39,123	11,513	50,636
Total assets	$173,066	$3,515,045	$55,472	$3,743,583

Liabilities:
Deferred compensation plan liability	$11,460	$—	$—	$11,460
Derivative financial instruments	—	86,703	12,840	99,543
Total liabilities	$11,460	$86,703	$12,840	$111,003

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table shows a reconciliation of the beginning and ending balances for the periods indicated for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	2023					2022
	Derivative Assets	Derivative Liabilities	SBA/USDA loan servicing rights	Residential mortgage servicing rights	Corporate Bonds	Derivative Assets	Derivative Liabilities	SBA/USDA loan servicing rights	Residential mortgage servicing rights	Corporate Bonds
Three Months Ended June 30,
Beginning balance	$11,348	$11,195	$6,289	$36,081	$2,227	$7,902	$8,531	$6,962	$32,641	$2,332
Additions	—	167	464	848	—	—	99	800	1,723	—
Sales and settlements	—	—	(231)	(496)	—	—	(1)	(408)	(638)	—
Fair value adjustments included in OCI	—	—	—	—	(44)	—	—	—	—	(45)
Fair value adjustments included in earnings	524	1,202	(374)	761	—	2,297	2,166	(1,187)	1,405	—
Ending balance	$11,872	$12,564	$6,148	$37,194	$2,183	$10,199	$10,795	$6,167	$35,131	$2,287

Six Months Ended June 30,
Beginning balance	$11,513	$12,840	$5,188	$36,559	$2,212	$6,758	$5,048	$6,513	$25,161	$2,395
Business combinations	—	—	95	—	—	—	—	—	—	—
Additions	—	170	924	1,480	—	—	99	1,388	3,890	—
Transfers from Level 3	—	—	—	—	—	(290)	—	—	—	—
Sales and settlements	(11)	—	(451)	(948)	—	—	(1)	(637)	(1,314)	—
Fair value adjustments included in OCI	—	—	—	—	(29)	—	—	—	—	(108)
Fair value adjustments included in earnings	370	(446)	392	103	—	3,731	5,649	(1,097)	7,394	—
Ending balance	$11,872	$12,564	$6,148	$37,194	$2,183	$10,199	$10,795	$6,167	$35,131	$2,287

The following table presents quantitative information about significant Level 3 inputs for fair value on a recurring basis as of the dates indicated.

Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Inputs	June 30, 2023		December 31, 2022
			Range	Weighted Average	Range	Weighted Average
SBA/USDA loan servicing rights	Discounted cash flow	Discount rate	8.0% - 25.0%	13.2%	11.9% - 25.0%	17.5%
		Prepayment rate	0.4 - 35.4	16.9	0.0 - 35.4	16.4
Residential mortgage servicing rights	Discounted cash flow	Discount rate	9.5 - 11.5	9.5	9.5 - 11.5	9.5
		Prepayment rate	7.0 - 29.5	7.7	7.0 - 31.2	7.5
Corporate bonds	Discounted cash flow	Discount rate	6.6 - 7.2	6.9	6.1 - 6.4	6.3
Derivative assets - mortgage	Internal model	Pull through rate	60.0 - 100	89.4	26.5 - 100	90.7
Derivative assets and liabilities - other	Dealer priced	Dealer priced	N/A	N/A	N/A	N/A

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

Mortgage Loans Held for Sale
	June 30, 2023	December 31, 2022
Outstanding principal balance	$26,520	$11,473
Fair value	27,104	11,794

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Gain (Loss) from Change in Fair Value on Mortgage Loans Held for Sale
Location	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Mortgage loan gains and other related fees	$33	$163	$264	$(1,011)

Changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of assets that were still held as of June 30, 2023 and December 31, 2022, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented (in thousands).

	Level 1	Level 2	Level 3	Total
June 30, 2023
Loans held for investment	$—	$—	$31,148	$31,148

December 31, 2022
Loans held for investment	$—	$—	$7,808	$7,808
Mortgage loans held for sale	—	—	1,806	1,806

Mortgage loans held for sale that were acquired from Reliant were subject to a nonrecurring fair value adjustment resulting from the application of the lower of the amortized cost or fair value accounting. As of December 31, 2022, these loans were classified as nonrecurring Level 3 because the valuation of these loans was based on indicative bids provided by a broker, not corroborated by market transactions. These loans were subsequently sold during the first half of 2023.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

		Fair Value Level
	Carrying Amount	Level 1	Level 2	Level 3	Total
June 30, 2023
Assets:
HTM debt securities	$2,553,835	$17,495	$2,114,901	$—	$2,132,396
Loans and leases, net	17,204,140	—	—	16,591,141	16,591,141

Liabilities:
Deposits	22,251,988	—	22,245,777	—	22,245,777
Long-term debt	324,754	—	—	304,481	304,481

December 31, 2022
Assets:
HTM debt securities	$2,613,648	$17,417	$2,173,656	$—	$2,191,073
Loans and leases, net	15,175,270	—	—	14,609,239	14,609,239

Liabilities:
Deposits	19,876,507	—	19,863,380	—	19,863,380
FHLB advances	550,000	—	—	549,913	549,913
Long-term debt	324,663	—	—	313,380	313,380

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of various share-based compensation. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan document). As of June 30, 2023, 2.51 million additional awards could be granted under the plan.

The table below presents restricted stock unit and option activity for the six months ended June 30, 2023.

	Restricted Stock Unit Awards			Options
	Shares	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value ($000)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2022	778,686	$28.28		40,338	$11.88
Granted	292,631	30.33		643,298	20.91
Released / Exercised	(121,277)	27.18	$3,855	(164,864)	17.96		$1,584
Cancelled	(27,980)	28.51		(4,620)	25.97
Outstanding at June 30, 2023	922,060	29.07	23,042	514,152	21.10	5.6	2,082

Vested / Exercisable at June 30, 2023	—	—		514,152	21.10	5.6	2,082
Options granted in 2023 reflect fully vested options assumed in the Progress acquisition, with the weighted average exercise price of Progress’ fully vested converted options determined pursuant to the purchase agreement. The value of the Progress options was determined using a Black-Scholes model and was included in the purchase price for the acquisition. No compensation expense relating to options was included in earnings for the six months ended June 30, 2023 and 2022.

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

For the six months ended June 30, 2023 and 2022, expense of $4.46 million and $4.62 million, respectively, was recognized related to restricted stock unit and performance stock unit awards granted to United employees, which was included in salaries and employee benefits expense. In addition, for the six months ended June 30, 2023 and 2022, $331,000 and $238,000, respectively, was recognized in other expense for restricted stock unit awards granted to members of United’s Board of Directors.

A deferred income tax benefit related to stock-based compensation expense of $1.22 million and $1.24 million was included in the determination of income tax expense for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, there was $20.2 million of unrecognized expense related to non-vested restricted stock unit and performance stock unit awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 12 – Reclassifications Out of AOCI

The following table presents the details regarding amounts reclassified out of AOCI for the periods indicated (in thousands). Amounts shown in parentheses reduce earnings.

Details about AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2023	2022	2023	2022
Realized losses on AFS securities:
	$—	$46	$(1,644)	$(3,688)	Securities gains (losses), net
	—	(11)	374	979	Income tax (expense) benefit
	$—	$35	$(1,270)	$(2,709)	Net of tax

Amortization of unrealized losses on HTM securities transferred from AFS:
	$(2,518)	$(1,769)	$(5,486)	$(1,769)	Investment securities interest revenue
	604	422	1,324	422	Income tax benefit
	$(1,914)	$(1,347)	$(4,162)	$(1,347)	Net of tax

Reclassifications related to derivative instruments accounted for as cash flow hedges:
Interest rate contracts	$1,234	$(106)	$2,056	$(247)	Long-term debt interest expense
	(315)	27	(525)	63	Income tax (expense) benefit
	$919	$(79)	$1,531	$(184)	Net of tax

Amortization of defined benefit pension plan net periodic pension cost components:
Prior service cost	$(61)	$(93)	$(122)	$(185)	Salaries and employee benefits expense
Actuarial losses	—	(78)	—	(156)	Other expense
	(61)	(171)	(122)	(341)	Total before tax
	15	44	31	87	Income tax benefit
	$(46)	$(127)	$(91)	$(254)	Net of tax

Total reclassifications for the period	$(1,041)	$(1,518)	$(3,992)	$(4,494)	Net of tax

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 13 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$63,288	$66,842	$125,588	$114,861
Dividends on preferred stock	(1,719)	(1,719)	(3,438)	(3,438)
Earnings allocated to participating securities	(342)	(362)	(680)	(596)
Net income available to common shareholders	$61,227	$64,761	$121,470	$110,827

Weighted average shares outstanding:
Basic	115,774	106,610	115,614	106,580
Effect of dilutive securities:
Stock options	95	36	166	41
Restricted stock units	—	70	15	76
Diluted	115,869	106,716	115,795	106,697

Net income per common share:
Basic	$0.53	$0.61	$1.05	$1.04
Diluted	$0.53	$0.61	$1.05	$1.04

At June 30, 2023, United excluded from the above analysis 78,412 potentially dilutive shares of common stock issuable upon exercise of stock options because of their antidilutive effect. At June 30, 2022, United had no potentially dilutive instruments outstanding that were not included in the above analysis.
Note 14 – Regulatory Matters

As of June 30, 2023, United and the Bank were categorized as well-capitalized under the regulatory requirements in effect at that time. To be categorized as well-capitalized, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at the time, as set forth in the table below, and have met certain other requirements. Management believes that United and the Bank exceeded all well-capitalized requirements at June 30, 2023, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.

Regulatory capital ratios at June 30, 2023 and December 31, 2022, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under regulatory requirements in effect at such times, are presented below for United and the Bank (dollars in thousands):

			United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum (1)	Well- Capitalized	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Risk-based ratios:
CET1 capital	4.5%	6.5%	12.19%	12.26%	12.42%	12.83%
Tier 1 capital	6.0	8.0	12.69	12.81	12.42	12.83
Total capital	8.0	10.0	14.57	14.79	13.39	13.70
Leverage ratio	4.0	5.0	9.79	9.69	9.56	9.69

CET1 capital			$2,366,637	$2,164,211	$2,400,649	$2,255,337
Tier 1 capital			2,462,802	2,260,633	2,400,649	2,255,337
Total capital			2,827,580	2,610,216	2,589,591	2,408,895
Risk-weighted assets			19,409,980	17,648,573	19,335,994	17,583,347
Average total assets for the leverage ratio			25,160,884	23,322,018	25,120,784	23,285,253
(1) As of June 30, 2023 and December 31, 2022 the additional capital conservation buffer in effect was 2.50%

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

The following table summarizes the contractual amount of off-balance sheet instruments as of the dates indicated (in thousands).

	June 30, 2023	December 31, 2022
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$4,755,317	$4,683,790
Letters of credit	55,652	46,896

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

The following table summarizes, as of the dates indicated, tax credit and certain equity method investments (in thousands):

	Balance Sheet Location	June 30, 2023	December 31, 2022
Investments in LIHTC:
Carrying amount	Other assets	$52,112	$50,054
Amount of future funding commitments included in carrying amount	Other liabilities	15,292	18,090
Renewable energy investments:
Carrying amount	Other assets	39,737	19,617
Amount of future funding commitments included in carrying amount	Other liabilities	20,360	18,781
Fintech funds and certain other equity method investments:
Carrying amount	Other assets	32,722	27,569
Amount of future funding commitments included in carrying amount	Other liabilities	470	470
Amount of future funding commitments not included in carrying amount	N/A	26,568	23,690

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 16 - Subsequent Events
Acquisition of First Miami
Subsequent to quarter-end, on July 1, 2023, United acquired all of the outstanding common stock of First Miami in a stock transaction. First Miami is headquartered in South Miami, Florida, and operates three offices in the Miami metropolitan area. As of June 30, 2023, First Miami had total assets of $992 million, total loans of $618 million, and total deposits of $836 million. In addition to traditional banking products, First Miami offers private banking, trust and wealth management with approximately $308 million in assets under administration as of June 30, 2023.
First Miami shareholders received 3.5 million shares of United common stock valued at $87.7 million. The acquisition will be accounted for as a business combination. Due to the timing of the acquisition, United is currently in the process of completing the purchase accounting and has not made all of the remaining required disclosures, such as the fair value of assets acquired and supplemental pro forma information, which will be disclosed in subsequent filings.
Preferred Share Repurchases
Subsequent to quarter-end through August 3, 2023, United repurchased 167,322 depositary shares of preferred stock totaling $3.45 million through its preferred stock repurchase program. As of August 3, 2023, United had remaining authorization to repurchase up to $21.3 million of outstanding preferred stock under the program.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at June 30, 2023 and December 31, 2022 and our results of operations for the three and six months ended June 30, 2023 and 2022. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. The following discussion and analysis should be read along with our consolidated financial statements and related notes included in Part I - Item 1 of this Report, “Cautionary Note Regarding Forward-Looking Statements” and the risk factors discussed in our 2022 10-K and referenced in Part II, Item 1.A. of this Report, and the other reports we have filed with the SEC after we filed the 2022 10-K.

Unless the context otherwise requires, the terms “we,” “our,” “us” refer to United on a consolidated basis.

Overview

We offer a wide array of commercial and consumer banking services and investment advisory services primarily through a 209 branch network throughout Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama. We have grown organically as well as through strategic acquisitions. At June 30, 2023, we had consolidated total assets of $26.1 billion and 3,064 full-time equivalent employees.

Recent Developments

Mergers and Acquisitions
On January 3, 2023, we completed the acquisition of Progress, which operated 13 offices primarily located in Alabama and the Florida Panhandle. We acquired $1.90 billion of assets and assumed $1.60 billion of liabilities in the acquisition, which included $1.44 billion in loans and $1.33 billion in deposits. Progress results are included in the consolidated financial statements beginning on the acquisition date.
Subsequent to the current reporting period, on July 1, 2023, we completed the acquisition of First Miami, which was headquartered in South Miami, Florida and operated 3 offices in the Miami metropolitan area. As of June 30, 2023, First Miami had total assets of $992 million, total loans of $618 million, and total deposits of $836 million. In addition to traditional banking products, First Miami offers private banking, trust and wealth management with approximately $308 million in assets under administration as of June 30, 2023. The financial statement impact of the First Miami acquisition will be reflected in our consolidated financial statements starting in the third quarter of 2023.
Discontinuance of LIBOR
In preparation for the discontinuance of LIBOR effective immediately after June 30, 2023, our new adjustable rate loan production has been originated with an ARR, such as SOFR. However, LIBOR continues to remain the reference rate in a significant number of our outstanding debt securities, loans, derivatives and long-term debt, and in certain other assets and liabilities. Effective with the first rate reset with a reference date after June 30, 2023, these instruments will convert to an ARR, such as SOFR.
Results of Operations
We reported net income and diluted earnings per common share of $63.3 million and $0.53, respectively, for the second quarter of 2023 compared to $66.8 million and $0.61, respectively, for the same period in 2022. Operating net income (non-GAAP), which excludes merger-related and other charges, was $66.1 million for the second quarter of 2023, compared to $72.4 million for the same period in 2022. The decrease in net income resulted primarily from higher expenses and an increase in provision for credit losses partly offset by higher net interest revenue and noninterest income.

Net interest revenue increased to $200 million for the second quarter of 2023, compared to $179 million for the second quarter of 2022. The increase in interest revenue was provided by loan growth, including loans acquired from Progress, and higher interest rates earned on our average loan and securities portfolios. The increase in interest revenue was partially offset by increases in interest expense resulting from higher rates paid on deposits, a less favorable deposit mix and utilization of wholesale borrowings, which are more costly than customer deposits. Our net interest spread decreased 61 basis points to 2.47%, reflecting a steeper increase in rates paid on deposits compared to that of loans since the second quarter of 2022. However, loan growth more than offset the impact of the rising deposit rates on our net interest margin, which increased to 3.37% for the second quarter of 2023 compared to 3.19% for the same period of last year.

We recorded a provision for credit losses of $22.8 million for the second quarter of 2023, compared to a provision of $5.60 million for the second quarter of 2022. The provision expense recorded in the second quarter of 2023 resulted from loan growth, current period net charge offs of $8.40 million and a less favorable current economic forecast for the commercial real estate price index compared to that as of the prior quarter-end.

Noninterest income of $36.4 million for the second quarter of 2023 was up $2.93 million, or 9%, from the second quarter of 2022. The increase was driven by unrealized gains on other investments compared to losses in the same period of 2022, a more favorable negative fair value adjustment on our SBA loan servicing asset and a gain on sale of a commercial insurance book of business of $1.59 million. These increases were partially offset by a decrease in gains on sales of other loans as we sold fewer loans compared to the same period of 2022.

For the second quarter of 2023, noninterest expenses of $132 million increased $11.6 million, or 10%, compared to the same period of 2022. The increase was primarily attributable to a $7.02 million increase in salaries and employee benefits, mostly driven by the addition of Progress employees. Other contributors to the increase included increases in FDIC assessment expense and amortization of intangibles, which was driven by the addition of the Progress core deposit intangible.

For the six months ended June 30, 2023 and 2022, we reported net income of $126 million and $115 million, respectively, and diluted earnings per common share of $1.05 and $1.04, respectively. Operating net income (non-GAAP) for the six months ended June 30, 2023 and 2022 was $135 million and $127 million, respectively, which excludes merger-related and other charges for both periods. Net interest revenue and net interest margin for the six months ended June 30, 2023 were $412 million and 3.49%, respectively, compared to $343 million and 3.08%, respectively, for the same period in 2022. In addition to the factors affecting the second quarter of 2023, results of operations for the six months ended June 30, 2023 include a reduction in mortgage loan gains and other related fees of $12.0 million driven by a decrease in demand resulting from the rising interest rate environment. In addition, provision expense for the six months ended June 30, 2023 and 2022 included initial provisions for credit losses on non-PCD loans and unfunded commitments acquired from Progress and Reliant of $10.4 million and $18.3 million, respectively.

Results for the second quarter and first six months of 2023 are discussed in further detail throughout the following sections of MD&A.

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

UNITED COMMUNITY BANKS, INC.
Table 1 - Financial Highlights
(in thousands, except per share data)
	2023		2022			Second Quarter 2023 - 2022 Change	For the Six Months Ended June 30,		YTD Change
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter		2023	2022
INCOME SUMMARY
Interest revenue	$295,775	$279,487	$240,831	$213,887	$187,378		$575,262	$358,437
Interest expense	95,489	68,017	30,943	14,113	8,475		163,506	15,742
Net interest revenue	200,286	211,470	209,888	199,774	178,903	12%	411,756	342,695	20%
Provision for credit losses	22,753	21,783	19,831	15,392	5,604		44,536	28,690
Noninterest income	36,387	30,209	33,354	31,922	33,458	9	66,596	72,431	(8)
Total revenue	213,920	219,896	223,411	216,304	206,757	3	433,816	386,436	12
Noninterest expenses	132,407	139,805	117,329	112,755	120,790	10	272,212	240,065	13
Income before income tax expense	81,513	80,091	106,082	103,549	85,967	(5)	161,604	146,371	10
Income tax expense	18,225	17,791	24,632	22,388	19,125	(5)	36,016	31,510	14
Net income	63,288	62,300	81,450	81,161	66,842	(5)	125,588	114,861	9
Merger-related and other charges	3,645	8,631	1,470	1,746	7,143		12,276	16,159
Income tax benefit of merger-related and other charges	(820)	(1,955)	(323)	(385)	(1,575)		(2,775)	(3,538)
Net income - operating (1)	$66,113	$68,976	$82,597	$82,522	$72,410	(9)	$135,089	$127,482	6

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$0.53	$0.52	$0.74	$0.74	$0.61	(13)	$1.05	$1.04	1
Diluted net income - operating (1)	0.55	0.58	0.75	0.75	0.66	(17)	1.13	1.16	(3)
Cash dividends declared	0.23	0.23	0.22	0.22	0.21	10	0.46	0.42	10
Book value	25.98	25.76	24.38	23.78	23.96	8	25.98	23.96	8
Tangible book value (3)	17.83	17.59	17.13	16.52	16.68	7	17.83	16.68	7
Key performance ratios:
Return on common equity - GAAP (2)(4)	7.47%	7.34%	10.86%	11.02%	9.31%		7.41%	8.07%
Return on common equity - operating (1)(2)(4)	7.82	8.15	11.01	11.21	10.10		7.98	8.98
Return on tangible common equity - operating (1)(2)(3)(4)	11.35	11.63	15.20	15.60	14.20		11.49	12.62
Return on assets - GAAP (4)	0.95	0.95	1.33	1.32	1.08		0.95	0.93
Return on assets - operating (1)(4)	1.00	1.06	1.35	1.34	1.17		1.03	1.03
Net interest margin (FTE) (4)	3.37	3.61	3.76	3.57	3.19		3.49	3.08
Efficiency ratio - GAAP	55.71	57.20	47.95	48.41	56.58		56.46	57.00
Efficiency ratio - operating (1)	54.17	53.67	47.35	47.66	53.23		53.92	53.16
Equity to total assets	11.89	11.90	11.25	11.12	10.95		11.89	10.95
Tangible common equity to tangible assets (3)	8.21	8.17	7.88	7.70	7.59		8.21	7.59

ASSET QUALITY
NPAs	$103,737	$73,403	$44,281	$35,511	$34,428	201	$103,737	$34,428	201
ACL - loans	190,705	176,534	159,357	148,502	136,925	39	190,705	136,925	39
Net charge-offs (recoveries)	8,399	7,084	6,611	1,134	(1,069)		15,483	1,909
ACL - loans to loans	1.10%	1.03%	1.04%	1.00%	0.94%		1.10%	0.94%
Net charge-offs (recoveries) to average loans (4)	0.20	0.17	0.17	0.03	(0.03)		0.18	0.03
NPAs to total assets	0.40	0.28	0.18	0.15	0.14		0.40	0.14

AT PERIOD END ($ in millions)
Loans	$17,395	$17,125	$15,335	$14,882	$14,541	20	$17,395	$14,541	20
Investment securities	5,914	5,915	6,228	6,539	6,683	(12)	5,914	6,683	(12)
Total assets	26,120	25,872	24,009	23,688	24,213	8	26,120	24,213	8
Deposits	22,252	22,005	19,877	20,321	20,873	7	22,252	20,873	7
Shareholders’ equity	3,106	3,078	2,701	2,635	2,651	17	3,106	2,651	17
Common shares outstanding (thousands)	115,266	115,152	106,223	106,163	106,034	9	115,266	106,034	9
(1) Excludes merger-related and other charges. (2) Net income less preferred stock dividends, divided by average realized common equity, which excludes AOCI. (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Financial Highlights
Non-GAAP Performance Measures Reconciliation
(in thousands, except per share data)
	2023		2022			For the Six Months Ended June 30,
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2023	2022
Noninterest expense reconciliation
Noninterest expenses (GAAP)	$132,407	$139,805	$117,329	$112,755	$120,790	$272,212	$240,065
Merger-related and other charges	(3,645)	(8,631)	(1,470)	(1,746)	(7,143)	(12,276)	(16,159)
Noninterest expenses - operating	$128,762	$131,174	$115,859	$111,009	$113,647	$259,936	$223,906

Net income reconciliation
Net income (GAAP)	$63,288	$62,300	$81,450	$81,161	$66,842	$125,588	$114,861
Merger-related and other charges	3,645	8,631	1,470	1,746	7,143	12,276	16,159
Income tax benefit of merger-related and other charges	(820)	(1,955)	(323)	(385)	(1,575)	(2,775)	(3,538)
Net income - operating	$66,113	$68,976	$82,597	$82,522	$72,410	$135,089	$127,482

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$0.53	$0.52	$0.74	$0.74	$0.61	$1.05	$1.04
Merger-related and other charges, net of tax	0.02	0.06	0.01	0.01	0.05	0.08	0.12
Diluted income per common share - operating	$0.55	$0.58	$0.75	$0.75	$0.66	$1.13	$1.16

Book value per common share reconciliation
Book value per common share (GAAP)	$25.98	$25.76	$24.38	$23.78	$23.96	$25.98	$23.96
Effect of goodwill and other intangibles	(8.15)	(8.17)	(7.25)	(7.26)	(7.28)	(8.15)	(7.28)
Tangible book value per common share	$17.83	$17.59	$17.13	$16.52	$16.68	$17.83	$16.68

Return on tangible common equity reconciliation
Return on common equity (GAAP)	7.47%	7.34%	10.86%	11.02%	9.31%	7.41%	8.07%
Merger-related and other charges, net of tax	0.35	0.81	0.15	0.19	0.79	0.57	0.91
Return on common equity - operating	7.82	8.15	11.01	11.21	10.10	7.98	8.98
Effect of goodwill and other intangibles	3.53	3.48	4.19	4.39	4.10	3.51	3.64
Return on tangible common equity - operating	11.35%	11.63%	15.20%	15.60%	14.20%	11.49%	12.62%

Return on assets reconciliation
Return on assets (GAAP)	0.95%	0.95%	1.33%	1.32%	1.08%	0.95%	0.93%
Merger-related and other charges, net of tax	0.05	0.11	0.02	0.02	0.09	0.08	0.10
Return on assets - operating	1.00%	1.06%	1.35%	1.34%	1.17%	1.03%	1.03%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	55.71%	57.20%	47.95%	48.41%	56.58%	56.46%	57.00%
Merger-related and other charges	(1.54)	(3.53)	(0.60)	(0.75)	(3.35)	(2.54)	(3.84)
Efficiency ratio - operating	54.17%	53.67%	47.35%	47.66%	53.23%	53.92%	53.16%

Tangible common equity to tangible assets reconciliation
Equity to total assets (GAAP)	11.89%	11.90%	11.25%	11.12%	10.95%	11.89%	10.95%
Effect of goodwill and other intangibles	(3.31)	(3.36)	(2.97)	(3.01)	(2.96)	(3.31)	(2.96)
Effect of preferred equity	(0.37)	(0.37)	(0.40)	(0.41)	(0.40)	(0.37)	(0.40)
Tangible common equity to tangible assets	8.21%	8.17%	7.88%	7.70%	7.59%	8.21%	7.59%

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

For the quarter:

FTE net interest revenue for the second quarter of 2023 was $201 million, representing an increase of $21.2 million, or 12%, from the same period in 2022. The increase was primarily driven by the $2.78 billion increase in average loans provided by the addition of the Progress loan portfolio in the first quarter as well as organic growth. As a result, loan interest revenue increased $95.3 million compared to the second quarter of 2022, which included a $1.06 million increase in purchased loan accretion and reflects interest revenue on approximately $1.44 billion in loans from the Progress acquisition and higher interest rates. The FOMC raised the targeted federal funds rate a total of 500 basis points beginning in March 2022 through the second quarter of 2023. Rising interest rates lifted the yield on the loan portfolio by 152 basis points to 5.85% in the second quarter of 2023 compared with the same period a year ago. Additionally, the increase in yield earned on the securities portfolio, partially offset by a decrease in the average balance of the portfolio, contributed $10.4 million in additional FTE interest revenue compared to the same period of last year.

Interest expense for the second quarter of 2023 increased $87.0 million compared to the same quarter of 2022. The increase is mostly attributable to the 229 basis point increase in rates paid on average deposits as a result of the rising interest rate environment and a deposit mix more heavily comprised of more costly time deposits. In addition, the daily average balance of interest-bearing deposits increased by $1.97 billion, which includes approximately $907 million of interest-bearing deposits received in the acquisition of Progress. We also utilized FHLB advances and repurchase agreements to fund loan growth during the second quarter of 2023, with a total daily average balance of $196 million resulting in additional interest expense of $2.50 million compared with $66,000 of daily average balances outstanding in the second quarter of 2022. We also saw attrition in our noninterest-bearing deposit balances as rising interest rates offered customers more attractive alternatives.

Our net interest spread decreased 61 basis points to 2.47%, reflecting a steeper increase in rates paid on deposits compared to that of loans during the second quarter of 2023. However, loan growth combined with the increase in rates earned on loans more than offset the impact of the rising deposit rates on our net interest margin, which increased to 3.37% for the second quarter of 2023 compared to 3.19% for the same period of last year.

For the six months ended:

FTE net interest revenue for the first six months of 2023 was $414 million, representing a 20% increase from the first six months of 2022, which was primarily driven by the same factors impacting the quarter. During the first six months of 2023, our net interest spread decreased 32 basis points and our net interest margin increased by 41 basis points compared to the same period of 2022.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended June 30,
(dollars in thousands, (FTE))

	2023			2022
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$17,166,129	$250,472	5.85%	$14,382,324	$155,184	4.33%
Taxable securities (3)	5,956,193	39,329	2.64	6,436,992	27,886	1.73
Tax-exempt securities (FTE) (1)(3)	369,364	2,323	2.52	490,659	3,410	2.78
Federal funds sold and other interest-earning assets	461,022	4,658	4.05	1,302,935	2,066	0.64
Total interest-earning assets (FTE)	23,952,708	296,782	4.97	22,612,910	188,546	3.34

Noninterest-earning assets:
Allowance for credit losses	(181,769)			(135,392)
Cash and due from banks	251,691			203,291
Premises and equipment	345,771			286,417
Other assets (3)	1,500,827			1,286,107
Total assets	$25,869,228			$24,253,333

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$4,879,591	27,597	2.27	$4,561,162	2,163	0.19
Money market	5,197,789	33,480	2.58	5,019,420	1,515	0.12
Savings	1,306,394	702	0.22	1,496,414	87	0.02
Time	2,976,482	22,471	3.03	1,671,632	491	0.12
Brokered time deposits	423,536	4,967	4.70	65,081	46	0.28
Total interest-bearing deposits	14,783,792	89,217	2.42	12,813,709	4,302	0.13
Federal funds purchased and other borrowings	145,233	1,849	5.11	66	—	—
Federal Home Loan Bank advances	50,989	649	5.11	—	—	—
Long-term debt	324,740	3,774	4.66	324,301	4,173	5.16
Total borrowed funds	520,962	6,272	4.83	324,367	4,173	5.16
Total interest-bearing liabilities	15,304,754	95,489	2.50	13,138,076	8,475	0.26

Noninterest-bearing liabilities:
Noninterest-bearing deposits	7,072,760			8,025,947
Other liabilities	385,324			397,890
Total liabilities	22,762,838			21,561,913
Shareholders' equity	3,106,390			2,691,420
Total liabilities and shareholders' equity	$25,869,228			$24,253,333

Net interest revenue (FTE)		$201,293			$180,071
Net interest-rate spread (FTE)			2.47%			3.08%
Net interest margin (FTE) (4)			3.37%			3.19%

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
(3)Unrealized losses on securities, including those related to the transfer from AFS to HTM, have been reclassified to other assets. Pretax unrealized losses of $389 million and $271 million in 2023 and 2022, respectively, are included in other assets for purposes of this presentation.
(4)Net interest margin is taxable equivalent net interest revenue divided by average interest-earning assets.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Six Months Ended June 30,
(dollars in thousands, (FTE))

	2023			2022
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$17,032,493	$487,002	5.77%	$14,308,585	$301,821	4.25%
Taxable securities (3)	6,007,471	77,205	2.57	6,142,723	48,896	1.59
Tax-exempt securities (FTE) (1)(3)	395,827	5,157	2.61	500,750	6,976	2.79
Federal funds sold and other interest-earning assets	466,642	8,010	3.46	1,604,995	3,086	0.39
Total interest-earning assets (FTE)	23,902,433	577,374	4.87	22,557,053	360,779	3.22

Non-interest-earning assets:
Allowance for loan losses	(174,716)			(124,384)
Cash and due from banks	261,397			184,751
Premises and equipment	337,499			281,842
Other assets (3)	1,492,926			1,329,359
Total assets	$25,819,539			$24,228,621

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$4,690,798	45,196	1.94	$4,613,838	3,632	0.16
Money market	5,210,457	58,546	2.27	5,064,866	2,527	0.10
Savings	1,361,357	1,240	0.18	1,466,812	159	0.02
Time	2,664,269	34,784	2.63	1,715,022	1,025	0.12
Brokered time deposits	316,470	7,312	4.66	72,048	90	0.25
Total interest-bearing deposits	14,243,351	147,078	2.08	12,932,586	7,433	0.12
Federal funds purchased and other borrowings	126,697	2,997	4.77	337	—	—
Federal Home Loan Bank advances	250,912	5,761	4.63	—	—	—
Long-term debt	324,721	7,670	4.76	321,663	8,309	5.21
Total borrowed funds	702,330	16,428	4.72	322,000	8,309	5.20
Total interest-bearing liabilities	14,945,681	163,506	2.21	13,254,586	15,742	0.24

Noninterest-bearing liabilities:
Noninterest-bearing deposits	7,383,575			7,847,284
Other liabilities	371,422			388,162
Total liabilities	22,700,678			21,490,032
Shareholders' equity	3,118,861			2,738,589
Total liabilities and shareholders' equity	$25,819,539			$24,228,621

Net interest revenue (FTE)		$413,868			$345,037
Net interest-rate spread (FTE)			2.66%			2.98%
Net interest margin (FTE) (4)			3.49%			3.08%

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
(3)Unrealized gains and losses, including those related to the transfer from AFS to HTM, have been reclassified to other assets. Pretax unrealized losses of $404 million in 2023 and $175 million in 2022, respectively, are included in other assets for purposes of this presentation.
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

Table 4 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Compared to 2022 Increase (Decrease) Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans (FTE)	$33,789	$61,499	$95,288	$64,581	$120,600	$185,181
Taxable securities	(2,219)	13,662	11,443	(1,099)	29,408	28,309
Tax-exempt securities (FTE)	(785)	(302)	(1,087)	(1,389)	(430)	(1,819)
Federal funds sold and other interest-earning assets	(2,112)	4,704	2,592	(3,647)	8,571	4,924
Total interest-earning assets (FTE)	28,673	79,563	108,236	58,446	158,149	216,595

Interest-bearing liabilities:
NOW and interest-bearing demand accounts	161	25,273	25,434	62	41,502	41,564
Money market accounts	56	31,909	31,965	75	55,944	56,019
Savings deposits	(12)	627	615	(12)	1,093	1,081
Time deposits	673	21,307	21,980	873	32,886	33,759
Brokered deposits	1,285	3,636	4,921	1,173	6,049	7,222
Total interest-bearing deposits	2,163	82,752	84,915	2,171	137,474	139,645

Federal funds purchased & other borrowings	1,849	—	1,849	2,997	—	2,997
FHLB advances	649	—	649	5,761	—	5,761
Long-term debt	6	(405)	(399)	78	(717)	(639)
Total borrowed funds	2,504	(405)	2,099	8,836	(717)	8,119
Total interest-bearing liabilities	4,667	82,347	87,014	11,007	136,757	147,764

Increase in net interest revenue (FTE)	$24,006	$(2,784)	$21,222	$47,439	$21,392	$68,831

Provision for Credit Losses

The ACL represents management’s estimate of life of loan credit losses in the loan portfolio and unfunded loan commitments. Management’s estimate of credit losses under CECL is determined using a model that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the ACL and resulting provision for credit losses.

We recorded a provision for credit losses of $22.8 million and $44.5 million for the three and six months ended June 30, 2023, compared to $5.60 million and $28.7 million for the same periods of 2022. The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined by management reflecting expected life of loan losses. The provision recorded for the first six months of 2023 included the initial provision for credit losses on Progress non-PCD loans and unfunded commitments of $8.80 million and $1.65 million, respectively. The provision for credit losses for the first six months of 2022 included the initial provision for credit losses on Reliant non-PCD loans and unfunded commitments of $15.2 million and $3.12 million, respectively. The increase in provision expense for the three and six months ended June 30, 2023 reflects organic loan growth, a weaker economic forecast and higher net charge-offs relative to the same periods of 2022.

Additional discussion on credit quality and the ACL is included in the “Asset Quality and Risk Elements” section of MD&A in this Report.

Noninterest income

The following table presents the components of noninterest income for the periods indicated.

Table 5 - Noninterest Income
(in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Overdraft fees	$2,764	$2,844	$(80)	(3)%	$5,256	$5,260	$(4)	—%
ATM and debit card fees	3,937	4,190	(253)	(6)	7,712	8,181	(469)	(6)
Other service charges and fees	3,076	2,971	105	4	5,508	5,634	(126)	(2)
Total service charges and fees	9,777	10,005	(228)	(2)	18,476	19,075	(599)	(3)
Mortgage loan gains and related fees	6,584	6,971	(387)	(6)	11,105	23,123	(12,018)	(52)
Wealth management fees	5,600	5,985	(385)	(6)	11,324	11,880	(556)	(5)
Gains on sales of other loans	2,305	3,800	(1,495)	(39)	4,221	6,998	(2,777)	(40)
Lending and loan servicing fees	2,978	1,586	1,392	88	6,994	4,572	2,422	53
Securities gains (losses), net	—	46	(46)		(1,644)	(3,688)	2,044
Other noninterest income:
Customer derivatives	802	534	268	50	1,157	1,320	(163)	(12)
Other investment gains (losses)	1,090	(1,342)	2,432		2,154	(1,841)	3,995
BOLI	1,681	1,884	(203)	(11)	3,296	3,221	75	2
Treasury management income	1,147	899	248	28	2,251	1,717	534	31
Other	4,423	3,090	1,333	43	7,262	6,054	1,208	20
Total other noninterest income	9,143	5,065	4,078	81	16,120	10,471	5,649	54
Total noninterest income	$36,387	$33,458	$2,929	9	$66,596	$72,431	$(5,835)	(8)

Service charges and fees for the three and six months ended June 30, 2023 decreased compared to the same periods of 2022 as a result of the elimination of a returned item fee effective July 1, 2022, the impact of which is reflected in overdraft fees for the 2023 periods presented.

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

The decrease in mortgage loan gains and related fees in the first six months of 2023 was primarily a result of the decrease in mortgage refinance and mortgage rate lock demand compared to same period of 2022, as shown in the following table. In addition, during the first six months of 2023, we recorded an $836,000 negative fair value adjustment, including decay, to the mortgage servicing rights asset, compared to a $6.08 million positive fair value adjustment, including decay, during the first six months of 2022.

Table 6 - Selected Mortgage Metrics
(dollars in thousands)
	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	% Change	2023	2022	% Change
Mortgage rate locks	$304,774	$597,305	(49)%	$639,471	$1,354,653	(53)%
# of mortgage rate locks	899	1,486	(40)	1,822	3,409	(47)

Mortgage loans sold	$141,745	$159,897	(11)	$221,024	$367,049	(40)
# of mortgage loans sold	482	645	(25)	777	1,433	(46)

Mortgage loans originated:
Purchases	$232,735	$394,307	(41)	$425,428	$707,819	(40)
Refinances	30,627	104,150	(71)	62,479	252,595	(75)
Total	$263,362	$498,457	(47)	$487,907	$960,414	(49)

# of mortgage loans originated	738	1,200	(39)	1,355	2,402	(44)

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

Table 7 - Other Loan Sales
(in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Loans Sold	Gain	Loans Sold	Gain	Loans Sold	Gain	Loans Sold	Gain
Guaranteed portion of SBA/USDA loans	$22,072	$1,567	$39,119	$3,107	$43,842	$3,090	$67,462	$5,573
Equipment financing receivables	20,571	738	20,541	693	39,274	1,131	43,977	1,425
Total	$42,643	$2,305	$59,660	$3,800	$83,116	$4,221	$111,439	$6,998

Lending and loan servicing fees for the three and six months ended June 30, 2023 increased compared to the same periods of 2022 as result of more favorable fair market value adjustments on our SBA loan servicing asset. During the second quarter and first six months of 2023, we recorded negative fair value adjustments of $605,000 and $60,000, respectively, compared to $1.50 million and $1.64 million, respectively, for the same periods of 2022.

During the six months ended June 30, 2023 and 2022, we sold certain securities, which resulted in net securities losses. During 2023, proceeds from sales were used to fund loan growth and repay FHLB advances. During 2022, we strategically reinvested in higher-yielding securities.

The change in other noninterest income for the three and six months ended June 30, 2023 compared to the same periods of 2022 was primarily driven by the following factors:
•We recorded net unrealized gains on other investments, primarily driven by equity method income from limited partnership investments and unrealized gains on deferred compensation plan assets compared to net unrealized losses during the same periods of 2022. Other investment income for three and six months ended June 30, 2023 was partially offset by unrealized losses on equity securities.
•The increase in other income was primarily driven by the gain on sale of a commercial insurance book of business of $1.59 million.

Noninterest Expenses

The following table presents the components of noninterest expenses for the periods indicated.

Table 8 - Noninterest Expenses
(in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Salaries and employee benefits	$76,250	$69,233	$7,017	10%	$154,948	$140,239	$14,709	10%
Communications and equipment	10,744	9,675	1,069	11	20,752	18,923	1,829	10
Occupancy	10,194	8,865	1,329	15	20,083	18,243	1,840	10
Advertising and public relations	2,314	2,300	14	1	4,663	3,788	875	23
Postage, printing and supplies	2,382	1,999	383	19	4,919	4,118	801	19
Professional fees	6,592	5,402	1,190	22	12,664	9,849	2,815	29
Lending and loan servicing expense	2,530	3,047	(517)	(17)	4,849	5,413	(564)	(10)
Outside services - electronic banking	2,660	2,947	(287)	(10)	6,085	5,470	615	11
FDIC assessments and other regulatory charges	4,142	2,267	1,875	83	8,143	4,440	3,703	83
Amortization of intangibles	3,421	1,736	1,685	97	6,949	3,529	3,420	97
Other	7,533	6,176	1,357	22	15,881	9,894	5,987	61
Total excluding merger-related and other charges	128,762	113,647	15,115	13	259,936	223,906	36,030	16
Merger-related and other charges	3,645	7,143	(3,498)		12,276	16,159	(3,883)
Total noninterest expenses	$132,407	$120,790	$11,617	10	$272,212	$240,065	$32,147	13

The increase in salaries and employee benefits for the second quarter and first six months of 2023 compared to the same periods of 2022 was primarily driven by the addition of Progress employees. The increase also reflects our annual merit-based salary increases awarded at the beginning of the second quarter of 2023. These increases were partially offset by a reduction in commissions expense primarily due to reduced mortgage production volume. Full-time equivalent headcount totaled 3,064 at June 30, 2023, up from 2,822 at June 30, 2022, which represents a 9% increase.

Communications and equipment expense increased primarily due to incremental software contract costs and the growth in our network with the addition of recent acquisitions.

The increase in occupancy costs for the second quarter and first six months of 2023 compared to the same periods of 2022 was mostly attributable to the additional operating lease costs associated with Progress.

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

Increases in other noninterest expense were mostly attributable to higher professional services fees, internet banking charges, fraud losses and travel expenses,

Merger-related and other charges for the second quarter and first six months of 2023 were primarily related to the acquisition of Progress.

Balance Sheet Review

Total assets at June 30, 2023 and December 31, 2022 were $26.1 billion and $24.0 billion, respectively. Total liabilities at June 30, 2023 and December 31, 2022 were $23.0 billion and $21.3 billion, respectively. Shareholders’ equity totaled $3.11 billion and $2.70 billion at June 30, 2023 and December 31, 2022, respectively.

Loans

Our loan portfolio is our largest category of interest-earning assets. The following table presents a summary of the loan portfolio by loan type as of June 30, 2023, of which approximately 74% was secured by real estate.

Table 9 - Loan Portfolio Composition
As of June 30, 2023

Consumer 1%
Owner occupied commercial real estate 18%
Manufactured housing 2%
Residential construction 3%
HELOC 5%
Income producing commercial real estate 21%
Residential mortgage 17%
Commercial & industrial 15%
Equipment financing 8%
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

The ACL reflects our assessment of the life of loan expected credit losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if our assessment of loan quality or collateral values changes substantially with respect to one or more loan relationships or portfolios. The allocation of the ACL is based on reasonable and supportable forecasts, historical data, subjective judgment and estimates and therefore, is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. See the Critical Accounting Estimates section of MD&A in our 2022 10-K for additional information on the ACL.

Table 10 - Allocation of ACL
(in thousands)

	June 30, 2023		December 31, 2022
	ACL	% of loans in each category to total loans	ACL	% of loans in each category to total loans
Owner occupied commercial real estate	$21,788	18	$19,834	18
Income producing commercial real estate	38,775	21	32,082	21
Commercial & industrial	29,856	15	23,504	15
Commercial construction	22,276	10	20,120	10
Equipment financing	28,604	8	23,395	9
Total commercial	141,299	72	118,935	73
Residential mortgage	25,431	17	20,809	15
HELOC	10,609	5	8,707	6
Residential construction	3,446	3	2,049	3
Manufactured housing	9,204	2	8,098	2
Consumer	716	1	759	1
Total ACL - loans	190,705	100	159,357	100
ACL - unfunded commitments	21,572		21,163
Total ACL	$212,277		$180,520

ACL - loans as a percentage of total loans	1.10%		1.04%
ACL - loans as a percentage of nonaccrual loans	186		360

The increase in the ACL since December 31, 2022 was partially driven by the acquisition of Progress, which added $13.2 million to the ACL as of the acquisition date. Of this amount, $2.70 million was reclassified from the amortized cost basis of PCD loans, $8.80 million was recorded as provision for loan losses on acquired non-PCD loan balances and $1.65 million was recorded as provision for unfunded commitments on the acquired balance of unfunded commitments. See Provision for Credit Losses discussion within this MD&A for further information.

The following table presents a summary of net charge-offs to average loans for the periods indicated.

Table 11 - Net Charge-offs to Average Loans
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net charge-offs (recoveries)
Owner occupied commercial real estate	$(205)	$(1,496)	$(115)	$(1,541)
Income producing commercial real estate	1,184	(116)	3,490	(406)
Commercial & industrial	2,746	(302)	2,971	2,627
Commercial construction	(105)	(144)	(142)	(517)
Equipment financing	2,537	907	5,912	1,174
Residential mortgage	(43)	(51)	(130)	(148)
HELOC	(59)	(346)	(26)	(427)
Residential construction	623	(76)	608	(99)
Manufactured housing	620	135	1,248	299
Consumer	1,101	420	1,667	947
Total net charge-offs (recoveries)	$8,399	$(1,069)	$15,483	$1,909

Average loans
Owner occupied commercial real estate	$3,108,945	$2,650,947	$3,084,012	$2,635,052
Income producing commercial real estate	3,620,809	3,290,217	3,599,464	3,300,737
Commercial & industrial	2,482,414	2,287,209	2,463,105	2,310,017
Commercial construction	1,762,984	1,493,351	1,767,437	1,476,983
Equipment financing	1,470,524	1,175,526	1,469,537	1,155,168
Residential mortgage	2,814,980	1,905,131	2,738,090	1,862,223
HELOC	923,217	786,866	925,001	780,509
Residential construction	475,225	373,732	480,924	373,333
Manufactured housing	331,332	276,918	333,034	271,231
Consumer	175,699	142,427	171,889	143,332
Total average loans	$17,166,129	$14,382,324	$17,032,493	$14,308,585

Net charge-offs to average loans (1)
Owner occupied commercial real estate	(0.03)%	(0.23)%	(0.01)%	(0.12)%
Income producing commercial real estate	0.13	(0.01)	0.20	(0.02)
Commercial & industrial	0.44	(0.05)	0.24	0.23
Commercial construction	(0.02)	(0.04)	(0.02)	(0.07)
Equipment financing	0.69	0.31	0.81	0.20
Residential mortgage	(0.01)	(0.01)	(0.01)	(0.02)
HELOC	(0.03)	(0.18)	(0.01)	(0.11)
Residential construction	0.53	(0.08)	0.25	(0.05)
Manufactured housing	0.75	0.20	0.76	0.22
Consumer	2.51	1.18	1.96	1.33
Total	0.20	(0.03)	0.18	0.03
(1) Annualized.

Nonperforming Assets

The table below summarizes NPAs for the periods indicated. NPAs include nonaccrual loans, OREO and repossessed assets. The increase in nonaccrual loans since December 31, 2022 is primarily driven by a small number of large commercial loans that moved to nonaccrual status and an increase in nonaccrual manufactured housing loans during the first half of 2023, which contributed to $59.0 million and $6.62 million of the increase, respectively. These additions were partially offset by reductions in nonaccrual loans resulting from repayments, payoffs, charge-offs as well as loans returning to accrual status.

Table 12 - NPAs
(in thousands)

	June 30, 2023	December 31, 2022
Nonaccrual loans	102,619	44,232
OREO and repossessed assets	1,118	49
Total NPAs	$103,737	$44,281

Nonaccrual loans as a percentage of total loans	0.59%	0.29%
NPAs as a percentage of total assets	0.40	0.18

Our policy is to place loans on nonaccrual status when, in the opinion of management, the full principal and interest on a loan is not likely to be collected or when the loan becomes 90 days past due. A loan may continue on accrual after 90 days with senior management approval if it is well collateralized and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Interest payments received on nonaccrual loans are applied to reduce the loan’s amortized cost. Loans are generally returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance and future payments are reasonably assured.

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

Table 13 - Investment Securities
(in thousands)

	June 30, 2023		December 31, 2022
	Carrying Value	% of portfolio	Carrying Value	% of portfolio	$ Change
AFS	$3,359,989	57%	$3,614,333	58%	$(254,344)
HTM	2,553,835	43	2,613,648	42	(59,813)
Total investment securities	$5,913,824		$6,227,981		$(314,157)

Investment securities as a % of total assets	23%		26%

Table 14 - Investment Securities Portfolio Composition
As of June 30, 2023
(in thousands)

Commercial MBS, 22%
Corporate bonds, 3%
Asset-backed securities, 3%
Supranational entities, < 1 %
U.S. Treasuries, 6%
U.S. Government agencies & GSEs, 6%
State and political subdivisions, 8%
Residential MBS, 52%

In the first quarter of 2023, we sold $381 million in AFS securities, including approximately $111 million in securities received through the Progress acquisition, primarily for the purpose of providing liquidity to fund loan growth.
During the second quarter of 2023, we entered into a fair value hedge on a portion of our AFS securities portfolio in order to mitigate the impact of any potential future unrealized losses on our tangible common equity. The notional value of the securities hedged totaled $677 million as of June 30, 2023. Gains and losses related to the hedge and hedged item are reflected in investment securities income. During the second quarter of 2023, we recorded net gains on the hedge and hedged item of $910,000. See Note 7 to the financial statements for further detail.
At June 30, 2023, HTM debt securities had a fair value of $2.13 billion, indicating net unrealized losses of $421 million. Additional unrealized losses on HTM debt securities of $72.9 million (pre-tax) were included in AOCI as a result of the transfer of AFS debt securities to HTM in 2022. Unrealized losses were primarily attributable to changes in interest rates.
In accordance with CECL, our HTM debt securities portfolio is evaluated quarterly to assess whether an ACL is required. We measure expected credit losses on HTM debt securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At June 30, 2023 and December 31, 2022, calculated credit losses on HTM debt securities were de minimis due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies, GSEs, high credit quality municipalities and supranational entities. As a result, no ACL for HTM debt securities was recorded.
For AFS debt securities in an unrealized loss position, if we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the security's amortized cost basis is written down to fair value through income. Absent circumstances when an AFS security would be sold, we evaluate whether the decline in fair value has resulted from credit losses or other factors. The evaluation considers factors such as the extent to which fair value is less than amortized cost, changes to the security’s rating, and adverse conditions specific to the security. If the evaluation indicates a credit loss exists, an ACL may be recorded, with such allowance limited to the amount by which fair value is below amortized cost. Any impairment unrelated to credit factors is recognized in OCI. At June 30, 2023 and December 31, 2022, there was no ACL related to the AFS debt securities portfolio. Unrealized losses at June 30, 2023 and December 31, 2022 primarily reflected the effect of changes in interest rates.

Goodwill and Other Intangible Assets

Goodwill represents the premium paid for acquired companies above the net fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Management evaluates goodwill annually, or more frequently if necessary, to determine if any impairment exists. At June 30, 2023 and December 31, 2022, the net carrying amount of goodwill was $897 million and $751 million, respectively.

We also have core deposit and customer relationship intangible assets, representing the value of acquired deposit and customer relationships, respectively, which are amortizing intangible assets. Amortizing intangible assets are required to be tested for impairment only when events or circumstances indicate that impairment may exist.

In connection with the acquisition of Progress in the first quarter of 2023, we recorded goodwill and a core deposit intangible of $146 million and $40.0 million, respectively. See Note 4 to the financial statements for further information about the Progress acquisition.

Deposits

Customer deposits are the primary source of funds for the continued growth of our earning assets. Our high level of service, as evidenced by our strong customer satisfaction scores, has been instrumental in attracting and retaining customer deposit accounts. The increase in deposits since December 31, 2022 was mostly driven by the deposits assumed in the Progress transaction, although we also generated organic growth by increasing the rates offered on deposits to remain competitive in the market in the midst of the rising rate environment. As of June 30, 2023, we had approximately $8.21 billion of uninsured deposits, of which $2.29 billion was collateralized by investment securities.

Table 15 - Deposits
(in thousands)

	June 30, 2023	December 31, 2022
Noninterest-bearing demand	$6,970,668	$7,643,081
NOW and interest-bearing demand	5,076,371	4,350,878
Money market and savings	6,297,803	5,967,017
Time	3,265,230	1,781,482
Total customer deposits	21,610,072	19,742,458
Brokered deposits	641,916	134,049
Total deposits	$22,251,988	$19,876,507

Borrowing Activities

At both June 30, 2023 and December 31, 2022, we had long-term debt outstanding of $325 million, which includes senior debentures, subordinated debentures, and trust preferred securities. Also at December 31, 2022, we had short-term borrowings outstanding of $159 million, which was mostly comprised of repurchase agreements, and we had $550 million of FHLB advances outstanding. There were no short-term borrowings or FHLB advances outstanding at June 30, 2023. We began using these short-term funding sources in mid 2022 due to balance attrition in our deposit accounts and our need to fund loan growth. The decrease since December 31, 2022 is a result of the sale of investment securities noted above and growth in customer and brokered deposits which allowed us to fund loan growth and repay short-term borrowings.

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

Table 16 - Interest Sensitivity
(in thousands)

	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	June 30, 2023		December 31, 2022
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	1.56%	(0.30)%	6.97%	4.33%
100 basis point increase	0.82	0.02	3.53	2.85
100 basis point decrease	(1.14)	(0.43)	(3.78)	(3.12)
200 basis point decrease	(3.79)	(0.77)	(8.39)	(5.07)
The current environment is marked by the most rapid rate increases in decades, which, in part, is making non-bank products, such as U.S. Treasuries and institutional money market funds, more attractive to our deposit customers. For this and other reasons, the banking industry’s deposit base has been shrinking since the first half of 2022. This industry-wide outflow of deposits has increased price competition for bank deposits. As such, industry deposit betas, including ours, have been increasing at a faster pace relative to the last rising rate cycle. Our cumulative total deposit beta for the current rising rate cycle increased to 32% in the second quarter of 2023. Our cumulative total deposit beta in the last upward rate cycle from November 2015 to July 2019 was 22%.
Our interest sensitivity model includes significant key assumptions which may change over time. Although our model generally assumes no change in deposit portfolio size or composition, we have included an assumption for the runoff of surge deposits since 2021. In the second quarter of 2023, in response to the rapid rate increases mentioned above, we increased the beta assumption in our model. The modeled total deposit beta, which is measured as the change in our overall deposit rate as a percentage of the change in the targeted federal funds rate, was 37%. A higher total deposit beta assumption generally indicates a less asset sensitive balance sheet and lowers the expected increase in net interest revenue in the increasing rate scenarios.

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
The Bank’s main source of liquidity is customer interest-bearing and noninterest-bearing deposit accounts. Liquidity is also available from wholesale funding sources consisting primarily of repurchase agreements, Federal funds purchased, FHLB advances, and brokered deposits. These sources of liquidity are generally short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs. In response to recent bank failures, we have focused on maximizing the amount of securities and loans available as collateral for contingent liquidity sources as well as reevaluated the assumptions in our liquidity stress test, particularly as it relates to deposit duration.
At June 30, 2023, we had sufficient qualifying collateral to provide borrowing capacity for FHLB advances of $1.75 billion, Federal Reserve discount window borrowing capacity of $2.70 billion and Federal Reserve bank term funding program capacity of $2.26 billion. We also had unpledged investment securities of $1.49 billion that could be used as collateral for additional borrowings. In addition, we believe we have the ability to attract retail deposits by competing more aggressively on pricing.
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
Significant uses and sources of cash during the six months ended June 30, 2023 are as follows. See the consolidated statement of cash flows for further detail.
•Net cash provided by operating activities of $185 million reflects net income of $126 million adjusted for non-cash transactions, partly offset by changes in loans held for sale and other assets and liabilities. Significant non-cash transactions for the period included a $44.5 million provision for credit losses and net depreciation, amortization, and accretion of $23.6 million.
•Net cash used in investing activities of $163 million primarily consisted of a net increase in loans of $618 million and purchases of AFS securities and equity investments totaling $310 million. These uses of cash were partially offset by proceeds from securities sales, maturities and calls of $624 million and equity investment inflows of $123 million.
•Net cash provided by financing activities of $42.3 million was driven by a net increase in deposits of $1.04 billion, partially offset by net repayments of FHLB advances of $645 million, a net decrease in short-term borrowings of $300 million, and dividends on common and preferred stock of $53.9 million.
In the opinion of management, our liquidity position at June 30, 2023 was sufficient to meet our expected cash flow requirements for the foreseeable future.
Capital Resources and Dividends

Shareholders’ equity at June 30, 2023 was $3.11 billion, an increase of $405 million from December 31, 2022 primarily due to equity issued in the Progress acquisition, year-to-date earnings and unrealized gains on AFS securities, partially offset by dividends declared on common and preferred stock.

The following table shows capital ratios, as calculated under applicable regulatory guidelines, at June 30, 2023 and December 31, 2022. As of June 30, 2023, capital levels remained characterized as “well-capitalized” under regulatory requirements in effect at the time. Additional information related to capital ratios is provided in Note 14 to the consolidated financial statements.

Table 17 - Capital Ratios

				United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum	Well- Capitalized	Minimum Capital Plus Capital Conservation Buffer	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Risk-based ratios:
CET1 capital	4.5%	6.5%	7.0%	12.19%	12.26%	12.42%	12.83%
Tier 1 capital	6.0	8.0	8.5	12.69	12.81	12.42	12.83
Total capital	8.0	10.0	10.5	14.57	14.79	13.39	13.70
Leverage ratio	4.0	5.0	N/A	9.79	9.69	9.56	9.69

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk as of June 30, 2023 from that presented in our 2022 10-K. Our interest rate sensitivity position at June 30, 2023 is set forth in Table 16 in MD&A of this Report and incorporated herein by this reference.

Item 4.    Controls and Procedures

    (a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of June 30, 2023. Based on that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

    (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Items 1A. Risk Factors

Except with respect to the additional risk factors related to the First Miami acquisition, which are set forth on pages 22 through 24 of the prospectus filed with the SEC on April 24, 2023 pursuant to Securities Act Rule 424(b)(3) (and incorporated herein by this reference), there have been no material changes to the risk factors previously disclosed in the 2022 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table contains information regarding purchases of our preferred stock made during the quarter ended June 30, 2023 by or on behalf of United or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

(Dollars in thousands, except for per share amounts)	Total Number of Depositary Shares Purchased	Average Price Paid per Depositary Share	Total Number of Depositary Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2023 - April 30, 2023	—	$—	—	$—
May 1, 2023 - May 31, 2023	—	—	—	25,000
June 1, 2023 - June 30, 2023	10,668	20.85	10,668	24,778
Total	10,668	$20.85	10,668

(1) In May 2023, United’s Board authorized a preferred stock repurchase program to permit the repurchase of up to $25 million of its preferred stock. The program is scheduled to expire on the earlier of the repurchase of our preferred stock having an aggregate purchase price of $25 million or December 31, 2023. Under the program, shares may be repurchased in open market transactions or in privately negotiated transactions, from time to time, subject to market conditions, including transactions outside the safe harbor provided by Exchange Act Rule 10b-18 (but nevertheless adhering to Rule 10-b-18’s requirements). The preferred stock repurchase program may be modified, suspended or discontinued at any time at the Company’s discretion without prior notice, and does not commit the Company to repurchase shares of its preferred stock or depositary shares. The actual number and value of the shares to be purchased will be determined by the Company at its discretion, and will depend on a number of factors including the performance of the price of the depositary shares, market conditions, the availability of alternative investment opportunities and other factors the Company deems appropriate.

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

101
Interactive data files for United Community Bank, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements of Changes in Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from United Community Bank’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (formatted in Inline XBRL and included in Exhibit 101)

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

Date: August 4, 2023