Form 10-Q
period 2023-09-30
UNITED COMMUNITY BANKS INC
filed 2023-11-03
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
Yes ☐ No ☒

There were 118,979,851 shares of the registrant’s common stock, par value $1 per share, outstanding as of October 31, 2023.

UNITED COMMUNITY BANKS, INC.
FORM 10-Q

Glossary of Defined Terms

The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
2022 10-K	United’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 24, 2023
ACL	Allowance for credit losses
AFS	Available-for-sale
ALCO	Asset/Liability Management Committee
AOCI	Accumulated other comprehensive income (loss)
ARR	Alternative reference rate
ASU	Accounting standards update
Bank	United Community Bank
Board	United Community Banks Inc., Board of Directors
BOLI	Bank-owned life insurance
CECL	Current expected credit loss
CET1	Common equity tier 1
CME	Chicago Mercantile Exchange
Company	United Community Banks Inc. (interchangeable with "United" below)
CVA	Credit valuation adjustment
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDM	Modification made to borrowers experiencing financial difficulty
Federal Reserve	Federal Reserve System
First Miami	First Miami Bancorp, Inc. and its wholly-owned subsidiary, First National Bank of South Miami
FHLB	Federal Home Loan Bank
FOMC	Federal Reserve’s Federal Open Markets Committee
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
GSE	U.S. government-sponsored enterprise
Holding Company	United Community Banks, Inc. on an unconsolidated basis
HTM	Held-to-maturity
LIBOR	London Interbank Offered Rate
LIHTC	Low- income housing tax credit
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MBS	Mortgage-backed securities
NOW	Negotiable order of withdrawal
NPA	Nonperforming asset
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased credit deteriorated
Progress	Progress Financial Corporation and its wholly-owned subsidiary, Progress Bank & Trust
Reliant	Reliant Bancorp, Inc. and its wholly-owned subsidiary, Reliant Bank
Report	Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2023
SBA	United States Small Business Administration
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
TDR	Troubled debt restructuring
U.S. Treasury	United States Department of the Treasury
United	United Community Banks, Inc. and its direct and indirect subsidiaries
USDA	United States Department of Agriculture
VIE	Variable interest entity

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
•the potential effects of pandemics or public health conditions on the economic and business environments in which we operate, including the impact of actions taken by governmental authorities to address these situations;
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
•the availability of and access to capital, particularly if there were to be increased capital requirements or enhanced regulatory supervision;
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
•the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as inflation or recession, terrorist activities, wars and other foreign conflicts, climate change, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs; and
•other risks and uncertainties disclosed in documents filed or furnished by us with or to the SEC, any of which could cause actual results to differ materially from future results expressed, implied or otherwise anticipated by such forward-looking statements.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheets (Unaudited)
(in thousands, except share data)

	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$192,726	$195,771
Interest-bearing deposits in banks	566,779	316,082
Federal funds and other short-term investments	—	135,000
Cash and cash equivalents	759,505	646,853
Debt securities available-for-sale	3,182,112	3,614,333
Debt securities held-to-maturity (fair value $1,992,364 and $2,191,073, respectively)	2,518,773	2,613,648
Loans held for sale	37,110	13,600
Loans and leases held for investment	18,202,807	15,334,627
Less allowance for credit losses - loans and leases	(201,557)	(159,357)
Loans and leases, net	18,001,250	15,175,270
Premises and equipment, net	371,435	298,456
Bank owned life insurance	344,647	299,297
Goodwill and other intangible assets, net	994,142	779,248
Other assets	660,233	568,179
Total assets	$26,869,207	$24,008,884
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$6,782,031	$7,643,081
Interest-bearing deposits	16,075,837	12,233,426
Total deposits	22,857,868	19,876,507
Short-term borrowings	37,348	158,933
Federal Home Loan Bank advances	—	550,000
Long-term debt	324,786	324,663
Accrued expenses and other liabilities	465,381	398,107
Total liabilities	23,685,383	21,308,210
Shareholders' equity:
Preferred stock, $1 par value: 10,000,000 shares authorized; 3,745 and 4,000 shares Series I issued and outstanding, respectively; $25,000 per share liquidation preference	90,283	96,422
Common stock, $1 par value: 200,000,000 shares authorized, 118,975,652 and 106,222,758 shares issued and outstanding, respectively	118,976	106,223
Common stock issuable: 608,646 and 607,128 shares, respectively	12,782	12,307
Capital surplus	2,697,671	2,306,366
Retained earnings	596,617	508,844
Accumulated other comprehensive loss	(332,505)	(329,488)
Total shareholders' equity	3,183,824	2,700,674
Total liabilities and shareholders' equity	$26,869,207	$24,008,884

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest revenue:
Loans, including fees	$273,781	$174,065	$760,696	$476,072
Investment securities, including tax exempt of $1,722, $2,568, $5,563 and $7,762, respectively	44,729	36,953	125,775	91,043
Deposits in banks and short-term investments	4,637	2,869	11,938	5,209
Total interest revenue	323,147	213,887	898,409	572,324

Interest expense:
Deposits	116,733	9,880	263,811	17,313
Short-term borrowings	189	27	3,186	27
Federal Home Loan Bank advances	—	—	5,761	—
Long-term debt	3,669	4,206	11,339	12,515
Total interest expense	120,591	14,113	284,097	29,855
Net interest revenue	202,556	199,774	614,312	542,469
Provision for credit losses	30,268	15,392	74,804	44,082
Net interest revenue after provision for credit losses	172,288	184,382	539,508	498,387

Noninterest income:
Service charges and fees	10,315	9,569	28,791	28,644
Mortgage loan gains and other related fees	6,159	6,297	17,264	29,420
Wealth management fees	6,451	5,879	17,775	17,759
Gains from sales of other loans, net	2,688	2,228	6,909	9,226
Lending and loan servicing fees	2,985	2,946	9,979	7,518
Securities losses, net	—	—	(1,644)	(3,688)
Other	3,379	5,003	19,499	15,474
Total noninterest income	31,977	31,922	98,573	104,353
Total revenue	204,265	216,304	638,081	602,740

Noninterest expenses:
Salaries and employee benefits	81,173	67,823	236,121	208,062
Communications and equipment	10,902	8,795	31,654	27,718
Occupancy	10,941	9,138	31,024	27,381
Advertising and public relations	2,251	2,544	6,914	6,332
Postage, printing and supplies	2,386	2,190	7,305	6,308
Professional fees	7,006	4,821	19,670	14,670
Lending and loan servicing expense	2,697	2,333	7,546	7,746
Outside services - electronic banking	2,561	3,159	8,646	8,629
FDIC assessments and other regulatory charges	4,314	2,356	12,457	6,796
Amortization of intangibles	4,171	1,678	11,120	5,207
Merger-related and other charges	9,168	1,746	21,444	17,905
Other	6,904	6,172	22,785	16,066
Total noninterest expenses	144,474	112,755	416,686	352,820
Income before income taxes	59,791	103,549	221,395	249,920
Income tax expense	11,925	22,388	47,941	53,898
Net income	$47,866	$81,161	$173,454	$196,022

Net income available to common shareholders	$46,775	$79,035	$168,245	$189,858

Net income per common share:
Basic	$0.39	$0.74	$1.44	$1.78
Diluted	0.39	0.74	1.44	1.78
Weighted average common shares outstanding:
Basic	119,506	106,687	116,925	106,616
Diluted	119,624	106,800	117,084	106,732
See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2023
Net income	$59,791	$(11,925)	$47,866	$221,395	$(47,941)	$173,454
Other comprehensive income:
Unrealized losses on available-for-sale securities:
Unrealized holding losses	(38,209)	8,900	(29,309)	(14,683)	3,398	(11,285)
Reclassification adjustment for losses included in net income	—	—	—	1,644	(374)	1,270
Net unrealized losses	(38,209)	8,900	(29,309)	(13,039)	3,024	(10,015)
Amortization of unrealized losses on held-to-maturity securities transferred from available-for-sale	2,478	(593)	1,885	7,964	(1,917)	6,047
Derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives	1,091	(279)	812	3,192	(815)	2,377
Gains on derivative instruments realized in net income	(42)	11	(31)	(2,098)	536	(1,562)
Net cash flow hedge activity	1,049	(268)	781	1,094	(279)	815
Amortization of defined benefit pension plan net periodic pension cost components	61	(16)	45	183	(47)	136
Total other comprehensive loss	(34,621)	8,023	(26,598)	(3,798)	781	(3,017)
Comprehensive income	$25,170	$(3,902)	$21,268	$217,597	$(47,160)	$170,437
2022
Net income	$103,549	$(22,388)	$81,161	$249,920	$(53,898)	$196,022
Other comprehensive loss:
Unrealized losses on available-for-sale securities:
Unrealized holding losses	(104,754)	24,495	(80,259)	(429,607)	101,269	(328,338)
Reclassification of securities from available-for-sale to held-to-maturity	—	—	—	87,444	(20,770)	66,674
Reclassification adjustment for losses included in net income	—	—	—	3,688	(979)	2,709
Net unrealized losses	(104,754)	24,495	(80,259)	(338,475)	79,520	(258,955)
Unrealized losses on held-to-maturity securities transferred from available-for-sale:
Reclassification of unrealized losses	—	—	—	(87,444)	20,770	(66,674)
Amortization of unrealized losses	4,473	(1,073)	3,400	6,242	(1,495)	4,747
Net activity	4,473	(1,073)	3,400	(81,202)	19,275	(61,927)
Derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives	5,034	(1,286)	3,748	12,914	(3,299)	9,615
Losses on derivative instruments realized in net income	48	(12)	36	295	(75)	220
Net cash flow hedge activity	5,082	(1,298)	3,784	13,209	(3,374)	9,835
Amortization of defined benefit pension plan net periodic pension cost components	169	(43)	126	510	(130)	380
Total other comprehensive loss	(95,030)	22,081	(72,949)	(405,958)	95,291	(310,667)
Comprehensive income (loss)	$8,519	$(307)	$8,212	$(156,038)	$41,393	$(114,645)

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(in thousands except share data)

	Shares of Common Stock	Preferred Stock	Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 30, 2022	106,033,960	$96,422	$106,034	$11,448	$2,304,608	$396,970	$(264,194)	$2,651,288
Net income						81,161		81,161
Other comprehensive loss							(72,949)	(72,949)
Preferred stock dividends						(1,719)		(1,719)
Common stock dividends ($0.22 per share)						(23,624)		(23,624)
Impact of equity-based compensation awards	126,400		126	389	(168)			347
Impact of other United sponsored equity plans	2,501		3	129	74			206
Balance at September 30, 2022	106,162,861	$96,422	$106,163	$11,966	$2,304,514	$452,788	$(337,143)	$2,634,710

Balance at June 30, 2023	115,265,912	$96,165	$115,266	$12,228	$2,610,523	$577,316	$(305,907)	$3,105,591
Net income						47,866		47,866
Other comprehensive loss							(26,598)	(26,598)
Impact of acquisitions	3,508,604		3,508		84,171			87,679
Preferred stock dividends						(1,624)		(1,624)
Common stock dividends ($0.23 per share)						(27,733)		(27,733)
Purchases of preferred stock		(5,882)				792		(5,090)
Impact of equity-based compensation awards	197,700		198	411	2,895			3,504
Impact of other United sponsored equity plans	3,436		4	143	82			229
Balance at September 30, 2023	118,975,652	$90,283	$118,976	$12,782	$2,697,671	$596,617	$(332,505)	$3,183,824

Balance at December 31, 2021	89,349,826	$96,422	$89,350	$11,288	$1,721,007	$330,654	$(26,476)	$2,222,245
Net income						196,022		196,022
Other comprehensive loss							(310,667)	(310,667)
Impact of acquisitions	16,571,545		16,571		579,805			596,376
Preferred stock dividends						(5,157)		(5,157)
Common stock dividends ($0.64 per share)						(68,731)		(68,731)
Impact of equity-based compensation awards	175,843		176	1,843	2,885			4,904
Impact of other United sponsored equity plans	65,647		66	(1,165)	817			(282)
Balance at September 30, 2022	106,162,861	$96,422	$106,163	$11,966	$2,304,514	$452,788	$(337,143)	$2,634,710

Balance at December 31, 2022	106,222,758	$96,422	$106,223	$12,307	$2,306,366	$508,844	$(329,488)	$2,700,674
Net income						173,454		173,454
Other comprehensive loss							(3,017)	(3,017)
Impact of acquisitions	12,279,135		12,279		381,861			394,140
Purchases of preferred stock		(6,139)			35	792		(5,312)
Preferred stock dividends						(5,062)		(5,062)
Common stock dividends ($0.69 per share)						(81,411)		(81,411)
Impact of equity-based compensation awards	430,002		430	1,034	8,784			10,248
Impact of other United sponsored equity plans	43,757		44	(559)	625			110
Balance at September 30, 2023	118,975,652	$90,283	$118,976	$12,782	$2,697,671	$596,617	$(332,505)	$3,183,824

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income	$173,454	$196,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	34,027	34,707
Provision for credit losses	74,804	44,082
Stock based compensation	7,093	6,649
Deferred income tax expense	14,645	6,063
Securities losses, net	1,644	3,688
Gains from sales of other loans	(6,909)	(9,226)
Changes in assets and liabilities:
Other assets	(16,935)	(2,072)
Accrued expenses and other liabilities	11,796	92,084
Loans held for sale	(21,423)	136,405
Net cash provided by operating activities	272,196	508,402

Investing activities:
Debt securities held-to-maturity:
Proceeds from maturities and calls	100,396	140,253
Purchases	—	(326,494)
Debt securities available-for-sale:
Proceeds from sales	595,234	281,521
Proceeds from maturities and calls	421,924	493,848
Purchases	(295,054)	(1,665,466)
Net increase in loans	(875,223)	(772,740)
Equity investments, outflows	(134,439)	(29,685)
Equity investments, inflows	124,056	17,336
Proceeds from sales of premises and equipment	2,529	4,846
Purchases of premises and equipment	(59,157)	(26,300)
Net cash received in acquisition	207,566	35,243
Net cash paid for whole branch disposal	(93,613)	—
Other investing inflows	3,413	3,997
Net cash used in investing activities	(2,368)	(1,843,641)

Financing activities:
Net increase (decrease) in deposits	886,440	(423,750)
Net decrease in short-term borrowings	(310,267)	—
Proceeds from FHLB advances	2,225,000	—
Repayment of FHLB advances	(2,870,000)	—
Cash dividends on common stock	(77,352)	(63,256)
Cash dividends on preferred stock	(5,062)	(5,157)
Other financing inflows	5,405	560
Other financing outflows	(11,340)	(7,648)
Net cash used in financing activities	(157,176)	(499,251)

Net change in cash and cash equivalents	112,652	(1,834,490)

Cash and cash equivalents, beginning of period	646,853	2,318,510

Cash and cash equivalents, end of period	$759,505	$484,020

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

Recently Issued Standards
In March 2023, the FASB issued ASU No 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The update broadens the application of the proportional amortization method to tax equity investments other than LIHTC, providing certain conditions are met. The election to apply the proportional amortization method must be made on a tax-credit-program by tax-credit-program basis rather than at the reporting entity level or to individual investments. The update also requires certain disclosures related to those investments for which the proportional amortization method has been applied. For public entities, this guidance is effective for fiscal years beginning after December 15, 2023. United does not expect the new guidance to have a material impact on its consolidated financial statements.

In August 2023, the FASB issued ASU No 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. The update addresses the accounting for contributions made to a joint venture, upon formation,

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

in a joint venture’s separate financial statements. Specifically, a joint venture must apply a new basis of accounting upon formation and will initially measure its assets and liabilities at fair value. This guidance is effective prospectively for all joint venture formations dated on or after January 1, 2025. United does not expect the new guidance to have a material impact on its consolidated financial statements.

In October 2023, the FASB issued ASU No 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The update clarifies or improves disclosure and presentation requirements for a variety of topics, including cash flows from derivative instruments, methods used in the diluted earnings per share computation and weighted-average interest rates on short term borrowings, This guidance is effective prospectively from the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. United does not expect the new guidance to have a material impact on its consolidated financial statements.

Note 3 – Supplemental Cash Flow Information

The supplemental schedule of significant non-cash investing and financing activities for the nine months ended September 30, 2023 and 2022 is as follows (in thousands).

	Nine Months Ended September 30,
	2023	2022
Significant non-cash investing and financing transactions:
Commitments to fund equity investments	$16,410	$—
Transfers of AFS securities to HTM securities	—	1,288,982
Acquisitions:
Assets acquired	2,922,243	3,254,173
Liabilities assumed	2,527,654	2,657,173
Net assets acquired	394,589	597,000
Common stock issued and options converted	394,140	596,376

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Acquisitions

Acquisition of First Miami
On July 1, 2023, United acquired all of the outstanding common stock of First Miami in a stock transaction. First Miami operated three branches in the Miami metropolitan area, which facilitated United’s expansion within that market. United’s operating results for the three and nine months ended September 30, 2023 include the operating results of the acquired business for the period subsequent to the acquisition date of July 1, 2023.

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below (dollars in thousands).

First Miami
Fair Value Recorded by United (1)
July 1, 2023
Assets
Cash and cash equivalents	$150,467
Debt securities	216,703
Loans held for investment	577,183
Premises and equipment	11,905
Core deposit intangible	17,950
Other assets	20,909
Total assets acquired	995,117
Liabilities
Deposits	865,387
Short-term borrowings	47,664
Other liabilities	17,581
Total liabilities assumed	930,632
Total identifiable net assets	64,485
Consideration transferred
Cash	2
Common stock issued (3,508,604 shares)	87,679
Total fair value of consideration transferred	87,681
Goodwill	$23,196

(1) Fair values are preliminary and are subject to refinement for a period not to exceed one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

Goodwill represents the intangible value of First Miami’s business and reputation within the markets it served and is not expected to be deductible for income tax purposes. The First Miami core deposit intangible will be amortized over its expected useful life of 10 years using the sum-of-the-years-digits method.

The following table presents additional information related to the acquired First Miami loan portfolio at the acquisition date (in thousands).

July 1, 2023
PCD Loans
Par value	$94,902
ACL at acquisition	(3,717)
Non-credit discount	(6,607)
Purchase price	$84,578

Non- PCD:
Fair value	$492,605
Gross contractual amounts receivable	622,181
Estimate of contractual cash flows not expected to be collected	7,012

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Acquisition of Progress
On January 3, 2023, United acquired all of the outstanding common stock of Progress in a stock transaction. Progress operated 13 offices primarily located in Alabama and the Florida Panhandle, which facilitated United’s growth into those markets. United’s operating results for the three and nine months ended September 30, 2023 include the operating results of the acquired business for the period subsequent to the acquisition date of January 3, 2023.

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

Pro forma information

The following table discloses the impact of the First Miami and Progress acquisitions since their respective dates of acquisition. The table also presents certain pro forma information as if First Miami and Progress had been acquired on January 1, 2022 and Reliant had been acquired on January 1, 2021. These results combine the historical results of the acquired entities with United’s consolidated statement of income. Adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity; however pro forma financial results presented are not necessarily indicative of what would have occurred had the acquisitions taken place in earlier years.

Merger-related costs related to the First Miami acquisition for the three and nine months ended September 30, 2023 of $6.53 million and $6.91 million, respectively, have been excluded from the pro forma information for those periods presented below and included in the three and nine months ended September 30, 2022 pro forma information. Merger-related costs related to the Progress acquisition for the three and nine months ended September 30, 2023 of $182,000 and $9.96 million, respectively, have been excluded from the pro forma information for those periods presented below and included in the three and nine months ended September 30, 2022 pro forma information. Merger-related costs related to the Reliant acquisition for the three and nine months ended September 30, 2022 of $760,000 and $14.8 million, respectively, have been excluded from the pro forma information presented below. The actual results and pro forma information were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	Revenue	Net Income	Revenue	Net Income
2023
Actual Progress results included in statement of income since acquisition date	$16,934	$7,569	$41,555	$12,667
Actual First Miami results included in statement of income since acquisition date	3,488	(3,330)	3,488	(3,330)
Supplemental consolidated pro forma as if Progress and First Miami had been acquired January 1, 2022	207,523	55,538	667,155	197,929

2022
Actual Reliant results included in statement of income since acquisition date	$29,618	$16,516	$72,685	$32,931
Supplemental consolidated pro forma as if Progress and First Miami had been acquired January 1, 2022 and Reliant had been acquired January 1, 2021	$246,612	$83,642	$691,694	$215,264

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Investment Securities

The amortized cost basis, unrealized gains and losses and fair value of HTM debt securities as of the dates indicated are as follows (in thousands).

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2023
U.S. Treasuries	$19,857	$—	$2,591	$17,266
U.S. Government agencies & GSEs	98,989	—	21,216	77,773
State and political subdivisions	294,187	4	71,485	222,706
Residential MBS, Agency & GSEs	1,407,762	—	277,747	1,130,015
Commercial MBS, Agency & GSEs	682,978	—	150,248	532,730
Supranational entities	15,000	—	3,126	11,874
Total	$2,518,773	$4	$526,413	$1,992,364

As of December 31, 2022
U.S. Treasuries	$19,834	$—	$2,417	$17,417
U.S. Government agencies & GSEs	99,679	—	18,169	81,510
State and political subdivisions	295,945	56	64,340	231,661
Residential MBS, Agency & GSEs	1,488,028	35	223,566	1,264,497
Commercial MBS, Agency & GSEs	695,162	—	111,586	583,576
Supranational entities	$15,000	$—	$2,588	$12,412
Total	$2,613,648	$91	$422,666	$2,191,073

The amortized cost basis, unrealized gains and losses, and fair value of AFS debt securities as of the dates indicated are presented below (in thousands). During the second quarter of 2023, United entered into fair value hedges on stated amounts of a closed portfolio of AFS debt securities using the portfolio layer method, which is further explained in Note 7.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2023
U.S. Treasuries	$297,943	$25	$14,138	$283,830
U.S. Government agencies & GSEs	242,642	255	18,202	224,695
State and political subdivisions	183,261	—	27,016	156,245
Residential MBS, Agency & GSEs	1,408,719	16	185,026	1,223,709
Residential MBS, Non-agency	352,872	—	30,159	322,713
Commercial MBS, Agency & GSEs	666,283	—	90,653	575,630
Commercial MBS, Non-agency	27,633	—	1,203	26,430
Corporate bonds	218,584	84	23,863	194,805
Asset-backed securities	177,876	1	3,822	174,055
Total	3,575,813	381	394,082	3,182,112

As of December 31, 2022
U.S. Treasuries	$163,972	$—	$14,620	$149,352
U.S. Government agencies & GSEs	266,347	463	16,694	250,116
State and political subdivisions	329,723	151	26,126	303,748
Residential MBS, Agency & GSEs	1,609,442	13	160,636	1,448,819
Residential MBS, Non-agency	374,535	—	27,873	346,662
Commercial MBS, Agency & GSEs	720,282	471	79,407	641,346
Commercial MBS, Non-agency	31,624	—	1,058	30,566
Corporate bonds	236,181	34	23,763	212,452
Asset-backed securities	239,220	—	7,948	231,272
Total	$3,971,326	$1,132	$358,125	$3,614,333

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Securities with a carrying value of $4.17 billion and $2.53 billion were pledged, primarily to secure public deposits and provide contingent liquidity through the Bank Term Funding Program at the Federal Reserve Bank, at September 30, 2023 and December 31, 2022, respectively.

The following table summarizes HTM debt securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2023
U.S. Treasuries	$—	$—	$17,266	$2,591	$17,266	$2,591
U.S. Government agencies & GSEs	—	—	77,773	21,216	77,773	21,216
State and political subdivisions	18,580	660	203,422	70,825	222,002	71,485
Residential MBS, Agency & GSEs	1,763	44	1,128,250	277,703	1,130,013	277,747
Commercial MBS, Agency & GSEs	6,019	655	526,711	149,593	532,730	150,248
Supranational entities	—	—	11,874	3,126	11,874	3,126
Total unrealized loss position	$26,362	$1,359	$1,965,296	$525,054	$1,991,658	$526,413

As of December 31, 2022
U.S. Treasuries	$17,417	$2,417	$—	$—	$17,417	$2,417
U.S. Government agencies & GSEs	10,687	1,813	70,823	16,356	81,510	18,169
State and political subdivisions	104,243	20,639	117,115	43,701	221,358	64,340
Residential MBS, Agency & GSEs	296,673	38,289	965,785	185,277	1,262,458	223,566
Commercial MBS, Agency & GSEs	176,848	24,497	406,728	87,089	583,576	111,586
Supranational entities	12,412	2,588	—	—	12,412	2,588
Total unrealized loss position	$618,280	$90,243	$1,560,451	$332,423	$2,178,731	$422,666

The following table summarizes AFS debt securities in an unrealized loss position as of the dates indicated (in thousands).

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2023
U.S. Treasuries	$24,860	$3	$100,267	$14,135	$125,127	$14,138
U.S. Government agencies & GSEs	33,990	155	163,009	18,047	196,999	18,202
State and political subdivisions	764	5	155,480	27,011	156,244	27,016
Residential MBS, Agency & GSEs	51,018	669	1,166,396	184,357	1,217,414	185,026
Residential MBS, Non-agency	—	—	322,713	30,159	322,713	30,159
Commercial MBS, Agency & GSEs	63,198	2,876	512,431	87,777	575,629	90,653
Commercial MBS, Non-agency	—	—	26,430	1,203	26,430	1,203
Corporate bonds	4,277	351	187,132	23,512	191,409	23,863
Asset-backed securities	8,766	45	161,689	3,777	170,455	3,822
Total unrealized loss position	$186,873	$4,104	$2,795,547	$389,978	$2,982,420	$394,082

As of December 31, 2022
U.S. Treasuries	$49,259	$724	$100,093	$13,896	$149,352	$14,620
U.S. Government agencies & GSEs	93,015	2,124	108,093	14,570	201,108	16,694
State and political subdivisions	207,749	9,906	62,606	16,220	270,355	26,126
Residential MBS, Agency & GSEs	1,049,648	102,852	392,288	57,784	1,441,936	160,636
Residential MBS, Non-agency	338,399	27,095	8,263	778	346,662	27,873
Commercial MBS, Agency & GSEs	288,787	17,304	332,088	62,103	620,875	79,407
Commercial MBS, Non-agency	30,566	1,058	—	—	30,566	1,058
Corporate bonds	83,010	7,776	127,603	15,987	210,613	23,763
Asset-backed securities	97,705	2,664	133,567	5,284	231,272	7,948
Total unrealized loss position	$2,238,138	$171,503	$1,264,601	$186,622	$3,502,739	$358,125

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2023, there were 672 AFS debt securities and 331 HTM debt securities that were in an unrealized loss position. United does not intend to sell nor does it believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at September 30, 2023 were primarily attributable to changes in interest rates.

At September 30, 2023 and December 31, 2022, estimated credit losses and, thus, the related ACL on HTM debt securities were de minimis due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies, GSEs, high credit quality municipalities and supranational entities. As a result, no ACL was recorded on the HTM portfolio at September 30, 2023 or December 31, 2022. In addition, based on the assessments performed at September 30, 2023 and December 31, 2022, there was no ACL required related to the AFS portfolio.

The following table presents accrued interest receivable for the periods indicated on HTM and AFS debt securities (in thousands), which was excluded from the estimate of credit losses.

	Accrued Interest Receivable
	September 30, 2023	December 31, 2022
HTM	$6,040	$7,234
AFS	10,983	15,281

The amortized cost and fair value of AFS and HTM debt securities at September 30, 2023, by contractual maturity, are presented in the following table (in thousands). Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year:
U.S. Treasuries	$183,791	$183,807	$—	$—
U.S. Government agencies & GSEs	284	280	—	—
State and political subdivisions	2,019	1,969	1,200	1,198
Corporate bonds	9,601	9,316	—	—
	195,695	195,372	1,200	1,198
1 to 5 years:
U.S. Treasuries	114,152	100,023	19,857	17,266
U.S. Government agencies & GSEs	39,182	35,445	—	—
State and political subdivisions	26,560	23,998	28,316	25,992
Corporate bonds	155,080	139,674	—	—
	334,974	299,140	48,173	43,258
5 to 10 years:
U.S. Government agencies & GSEs	66,994	57,698	72,566	58,057
State and political subdivisions	49,741	39,977	42,809	34,348
Corporate bonds	53,099	44,945	—	—
Supranational entities	—	—	15,000	11,874
	169,834	142,620	130,375	104,279
More than 10 years:
U.S. Government agencies & GSEs	136,182	131,272	26,423	19,716
State and political subdivisions	104,941	90,301	221,862	161,168
Corporate bonds	804	870	—	—
	241,927	222,443	248,285	180,884
Debt securities not due at a single maturity date:
Asset-backed securities	177,876	174,055	—	—
Residential MBS	1,761,591	1,546,422	1,407,762	1,130,015
Commercial MBS	693,916	602,060	682,978	532,730
	2,633,383	2,322,537	2,090,740	1,662,745

Total	$3,575,813	$3,182,112	$2,518,773	$1,992,364

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes AFS securities sales activity for the three and nine months ended September 30, 2023 and 2022 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Proceeds from sales	$214,573	$—	$595,234	$281,521

Gross realized gains	$—	$—	$1,373	$1,009
Gross realized losses	—	—	(3,017)	(4,697)
Securities gains (losses), net	$—	$—	$(1,644)	$(3,688)

Income tax expense (benefit) attributable to sales	$—	$—	$(374)	$(979)

Investment securities sold in the third quarter of 2023 were those received through the First Miami acquisition. The securities were sold within a few days of the acquisition date and therefore resulted in no gain or loss as the sales price confirmed the value on the acquisition date.

Note 6 – Loans and Leases and Allowance for Credit Losses

Major classifications of the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”) are summarized as of the dates indicated as follows (in thousands).

	September 30, 2023	December 31, 2022
Owner occupied commercial real estate	$3,278,582	$2,734,666
Income producing commercial real estate	4,130,099	3,261,626
Commercial & industrial	2,504,330	2,252,322
Commercial construction	1,849,507	1,597,848
Equipment financing	1,534,352	1,374,251
Total commercial	13,296,870	11,220,713
Residential mortgage	3,043,120	2,355,061
Home equity	940,729	850,269
Residential construction	398,765	442,553
Manufactured housing	343,219	316,741
Consumer	180,104	149,290
Total loans	18,202,807	15,334,627
Less allowance for credit losses - loans	(201,557)	(159,357)
Loans, net	$18,001,250	$15,175,270

Accrued interest receivable related to loans totaled $63.1 million and $52.0 million at September 30, 2023 and December 31, 2022, respectively, and was reported in other assets on the consolidated balance sheets. Accrued interest receivable was excluded from the estimate of credit losses.

At September 30, 2023 and December 31, 2022, the loan portfolio was subject to blanket pledges on certain qualifying loan types with the FHLB and FRB to secure contingent funding sources.

The following table presents the amortized cost of certain loans held for investment that were sold in the periods indicated (in thousands). The gains on these loan sales were included in noninterest income on the consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Guaranteed portion of SBA/USDA loans	$26,381	$20,405	$70,223	$87,867
Equipment financing receivables	37,671	21,557	76,945	65,534
Total	$64,052	$41,962	$147,168	$153,401

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2023 and December 31, 2022, equipment financing receivables included leases of $65.7 million and $46.0 million, respectively. The components of the net investment in leases, which included both sales-type and direct financing, are presented below (in thousands).

	September 30, 2023	December 31, 2022
Minimum future lease payments receivable	$71,773	$49,723
Estimated residual value of leased equipment	3,971	2,804
Initial direct costs	1,349	767
Security deposits	(418)	(429)
Unearned income	(10,997)	(6,877)
Net investment in leases	$65,678	$45,988

Minimum future lease payments expected to be received from equipment financing lease contracts as of September 30, 2023 were as follows (in thousands):

Year
Remainder of 2023	$6,138
2024	22,773
2025	18,549
2026	13,320
2027	8,589
Thereafter	2,404
Total	$71,773

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

	Accruing
	Current Loans	Loans Past Due
		30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual Loans	Total Loans
As of September 30, 2023
Owner occupied commercial real estate	$3,271,847	$1,303	$298	$—	$5,134	$3,278,582
Income producing commercial real estate	4,099,376	409	59	—	30,255	4,130,099
Commercial & industrial	2,485,006	5,575	367	—	13,382	2,504,330
Commercial construction	1,848,362	80	—	—	1,065	1,849,507
Equipment financing	1,517,824	4,068	3,254	—	9,206	1,534,352
Total commercial	13,222,415	11,435	3,978	—	59,042	13,296,870
Residential mortgage	3,026,653	3,995	579	—	11,893	3,043,120
Home equity	934,376	1,285	1,057	2	4,009	940,729
Residential construction	394,566	2,125	—	—	2,074	398,765
Manufactured housing	317,831	10,388	2,289	—	12,711	343,219
Consumer	179,314	498	203	—	89	180,104
Total loans	$18,075,155	$29,726	$8,106	$2	$89,818	$18,202,807

As of December 31, 2022
Owner occupied commercial real estate	$2,731,574	$1,522	$1,047	$—	$523	$2,734,666
Income producing commercial real estate	3,257,232	468	41	—	3,885	3,261,626
Commercial & industrial	2,234,284	3,288	274	6	14,470	2,252,322
Commercial construction	1,597,268	447	—	—	133	1,597,848
Equipment financing	1,362,622	4,285	1,906	—	5,438	1,374,251
Total commercial	11,182,980	10,010	3,268	6	24,449	11,220,713
Residential mortgage	2,342,196	1,939	7	—	10,919	2,355,061
Home equity	844,888	2,709	784	—	1,888	850,269
Residential construction	441,673	20	455	—	405	442,553
Manufactured housing	302,386	6,913	924	—	6,518	316,741
Consumer	148,943	237	48	9	53	149,290
Total loans	$15,263,066	$21,828	$5,486	$15	$44,232	$15,334,627

The following table presents nonaccrual loans held for investment by loan class for the periods indicated (in thousands).

	Nonaccrual Loans
	September 30, 2023			December 31, 2022
	With no allowance	With an allowance	Total	With no allowance	With an allowance	Total
Owner occupied commercial real estate	$4,702	$432	$5,134	$276	$247	$523
Income producing commercial real estate	11,117	19,138	30,255	3,798	87	3,885
Commercial & industrial	11,448	1,934	13,382	13,917	553	14,470
Commercial construction	1,004	61	1,065	69	64	133
Equipment financing	19	9,187	9,206	85	5,353	5,438
Total commercial	28,290	30,752	59,042	18,145	6,304	24,449
Residential mortgage	2,222	9,671	11,893	2,159	8,760	10,919
Home equity	1,405	2,604	4,009	430	1,458	1,888
Residential construction	1,405	669	2,074	311	94	405
Manufactured housing	—	12,711	12,711	—	6,518	6,518
Consumer	1	88	89	3	50	53
Total	$33,323	$56,495	$89,818	$21,048	$23,184	$44,232

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

	Term Loans by Origination Year						Revolvers	Revolvers converted to term loans	Total
As of September 30, 2023	2023	2022	2021	2020	2019	Prior
Owner occupied commercial real estate
Pass	$548,702	$697,407	$648,517	$591,130	$212,522	$369,305	$108,956	$17,900	$3,194,439
Special Mention	2,739	5,515	4,189	5,859	9,722	3,045	—	256	31,325
Substandard	6,908	7,611	4,345	13,341	4,981	11,587	1,327	2,718	52,818
Total owner occupied commercial real estate	$558,349	$710,533	$657,051	$610,330	$227,225	$383,937	$110,283	$20,874	$3,278,582
Current period gross charge-offs	$207	$—	$—	$656	$—	$—	$—	$—	$863
Income producing commercial real estate
Pass	$480,148	$943,710	$798,023	$761,973	$306,892	$466,308	$56,787	$12,413	$3,826,254
Special Mention	42,427	37,350	19,078	26,535	35,108	9,627	—	—	170,125
Substandard	37,236	20,604	8,061	20,766	17,418	29,579	—	56	133,720
Total income producing commercial real estate	$559,811	$1,001,664	$825,162	$809,274	$359,418	$505,514	$56,787	$12,469	$4,130,099
Current period gross charge-offs	$3,033	$2,534	$—	$—	$—	$2,291	$—	$—	$7,858
Commercial & industrial
Pass	$536,057	$475,831	$316,737	$141,890	$105,098	$172,251	$583,560	$14,397	$2,345,821
Special Mention	5,901	2,843	3,788	5,624	8,490	776	25,636	294	53,352
Substandard	18,786	5,802	25,867	6,583	4,265	2,060	39,830	1,964	105,157
Total commercial & industrial	$560,744	$484,476	$346,392	$154,097	$117,853	$175,087	$649,026	$16,655	$2,504,330
Current period gross charge-offs	$5,433	$1,551	$13,056	$2,379	$315	$41	$—	$1,578	$24,353
Commercial construction
Pass	$508,200	$668,556	$333,915	$177,196	$58,028	$29,494	$56,061	$899	$1,832,349
Special Mention	57	129	8	50	—	—	—	—	244
Substandard	6,612	1,004	6,838	2,136	—	87	—	237	16,914
Total commercial construction	$514,869	$669,689	$340,761	$179,382	$58,028	$29,581	$56,061	$1,136	$1,849,507
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equipment financing
Pass	$557,422	$544,029	$266,554	$99,360	$51,089	$5,637	$—	$—	$1,524,091
Substandard	961	4,106	2,996	1,287	880	31	—	—	10,261
Total equipment financing	$558,383	$548,135	$269,550	$100,647	$51,969	$5,668	$—	$—	$1,534,352
Current period gross charge-offs	$32	$6,840	$5,818	$1,244	$748	$312	$—	$—	$14,994
Residential mortgage
Pass	$652,060	$959,694	$746,217	$326,186	$86,697	$254,232	$402	$3,468	$3,028,956
Substandard	443	2,499	1,573	887	1,565	6,944	—	253	14,164
Total residential mortgage	$652,503	$962,193	$747,790	$327,073	$88,262	$261,176	$402	$3,721	$3,043,120
Current period gross charge-offs	$—	$23	$—	$—	$—	$38	$—	$—	$61
Home equity
Pass	$—	$—	$—	$—	$—	$—	$909,429	$27,059	$936,488
Substandard	—	—	—	—	—	—	38	4,203	4,241
Total home equity	$—	$—	$—	$—	$—	$—	$909,467	$31,262	$940,729
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$167	$167
Residential construction
Pass	$213,572	$138,093	$29,365	$5,527	$1,203	$6,435	$—	$94	$394,289
Substandard	2,639	1,163	425	7	18	224	—	—	4,476
Total residential construction	$216,211	$139,256	$29,790	$5,534	$1,221	$6,659	$—	$94	$398,765
Current period gross charge-offs	$—	$1,111	$—	$—	$—	$—	$—	$—	$1,111
Manufactured housing
Pass	$45,600	$71,672	$50,298	$45,392	$32,324	$83,385	$—	$—	$328,671
Substandard	436	3,834	3,196	2,214	1,037	3,831	—	—	14,548
Total consumer	$46,036	$75,506	$53,494	$47,606	$33,361	$87,216	$—	$—	$343,219
Current period gross charge-offs	$3	$1,097	$503	$300	$205	$337	$—	$—	$2,445
Consumer
Pass	$74,136	$46,324	$20,955	$11,624	$1,644	$1,013	$24,053	$175	$179,924
Substandard	20	64	56	23	—	17	—	—	180
Total consumer	$74,156	$46,388	$21,011	$11,647	$1,644	$1,030	$24,053	$175	$180,104
Current period gross charge-offs	$2,472	$120	$229	$29	$14	$1	$1	$141	$3,007

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Term Loans						Revolvers	Revolvers converted to term loans	Total
As of December 31, 2022	2022	2021	2020	2019	2018	Prior
Pass
Owner occupied commercial real estate	$669,451	$671,395	$611,900	$204,990	$127,738	$253,890	$114,975	$5,779	$2,660,118
Income producing commercial real estate	812,804	753,936	733,946	248,259	171,108	255,485	50,026	9,953	3,035,517
Commercial & industrial	535,594	388,851	186,292	134,789	119,547	71,503	670,161	15,880	2,122,617
Commercial construction	732,147	391,963	256,087	78,778	11,977	19,973	70,819	1,433	1,563,177
Equipment financing	714,044	374,030	162,463	93,690	22,753	1,214	—	—	1,368,194
Total commercial	3,464,040	2,580,175	1,950,688	760,506	453,123	602,065	905,981	33,045	10,749,623
Residential mortgage	894,960	742,821	329,762	91,300	55,785	223,846	8	3,133	2,341,615
Home equity	—	—	—	—	—	—	824,153	23,948	848,101
Residential construction	344,443	82,289	4,478	1,742	1,545	7,549	—	31	442,077
Manufactured housing	78,097	54,976	48,908	34,836	31,060	61,148	—	—	309,025
Consumer	71,899	29,322	15,406	3,987	1,837	588	25,963	126	149,128
	4,853,439	3,489,583	2,349,242	892,371	543,350	895,196	1,756,105	60,283	14,839,569
Special Mention
Owner occupied commercial real estate	4,236	8,036	4,641	10,299	1,232	11,596	3,875	279	44,194
Income producing commercial real estate	41,423	1,137	44,802	32,821	21,647	50	805	—	142,685
Commercial & industrial	1,695	21,745	2,686	1,047	1,244	167	10,449	309	39,342
Commercial construction	850	33	1,640	13,237	4,891	28	—	—	20,679
Equipment financing	—	—	—	—	—	—	—	—	—
Total commercial	48,204	30,951	53,769	57,404	29,014	11,841	15,129	588	246,900
Residential mortgage	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—
Manufactured housing	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
	48,204	30,951	53,769	57,404	29,014	11,841	15,129	588	246,900
Substandard
Owner occupied commercial real estate	9,835	77	2,873	4,490	1,204	8,055	209	3,611	30,354
Income producing commercial real estate	52,384	1,357	1,867	4,180	13,209	10,365	—	62	83,424
Commercial & industrial	10,431	19,477	3,880	4,557	11,019	1,189	39,333	477	90,363
Commercial construction	133	—	45	2	3,876	9,693	—	243	13,992
Equipment financing	1,625	2,160	1,303	705	236	28	—	—	6,057
Total commercial	74,408	23,071	9,968	13,934	29,544	29,330	39,542	4,393	224,190
Residential mortgage	1,195	964	1,364	1,836	2,589	5,296	—	202	13,446
Home equity	—	—	—	—	—	—	93	2,075	2,168
Residential construction	32	268	—	20	3	153	—	—	476
Manufactured housing	1,130	1,267	1,427	990	1,188	1,714	—	—	7,716
Consumer	20	77	34	1	25	4	1	—	162
	76,785	25,647	12,793	16,781	33,349	36,497	39,636	6,670	248,158

Total	$4,978,428	$3,546,181	$2,415,804	$966,556	$605,713	$943,534	$1,810,870	$67,541	$15,334,627

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Modifications to Borrowers Experiencing Financial Difficulty
The period-end amortized cost of loans modified under the terms of a FDM during the nine months ended September 30, 2023 is presented in the following table (in thousands).

	New FDMs
	Post-Modification Amortized Cost by Type of Modification
	Extension	Payment Delay	Payment Delay & Extension	Rate Reduction & Extension	Total	% of Total Class of Receivable
Nine Months Ended September 30, 2023
Owner occupied commercial real estate	$782	$276	$—	$—	$1,058	—%
Income producing commercial real estate	38,139	—	—	35,369	73,508	1.8%
Commercial & industrial	4,029	13,673	1,663	—	19,365	0.8
Commercial construction	—	366	—	—	366	—
Equipment financing	15,888	—	1,763	—	17,651	1.2
Residential mortgage	57	—	—	930	987	—
Residential construction	—	—	—	47	47	—
Manufactured housing	—	—	—	256	256	0.1
Total loans	$58,895	$14,315	$3,426	$36,602	$113,238	0.6

Equipment financing FDMs typically consist of extensions and/or payment delays in which the borrower receives one or more three-month payment delays and/or extensions beyond the original maturity. For the remainder of extension FDMs occurring during the first nine months of 2023, the weighted average extension granted was approximately 13 months.

Commercial and industrial payment delay FDMs include $2.86 million of loans in bankruptcy status. Excluding bankruptcy status loans, the remainder of FDMs in this category had a weighted average payment delay of approximately three months.

Commercial and industrial payment delay and extension FDMs received a weighted average payment delay of approximately nine months and extensions of less than one year.

During the nine months ended September 30, 2023, income producing commercial real estate FDMs categorized as rate reduction and extensions resulted in a decrease in weighted average interest rate of 158 basis points and extended the weighted average maturity by two years. Residential mortgage and manufactured housing FDMs resulted in a decrease in weighted average interest rate of 562 basis points and extended the weighted average maturity by 17.5 years.

During the nine months ended September 30, 2023, there were $910,000 in equipment financing extension FDMs modified during 2023 that subsequently defaulted under modified loan terms.

Allowance for Credit Losses
The ACL for loans represents management’s estimate of life of loan credit losses in the portfolio as of the end of the period. The ACL related to unfunded commitments is included in other liabilities in the consolidated balance sheet.

At both September 30, 2023 and December 31, 2022, United used a one-year reasonable and supportable forecast period. Expected credit losses were estimated using a regression model for each segment based on historical data from peer banks combined with a third party vendor’s baseline economic forecast to predict the change in credit losses. These estimates were then combined with a starting value that was based on United’s recent charge-off experience to produce an expected default rate, with the results subject to a floor. In the case of residential construction, commercial construction, income producing commercial real estate and multifamily loans (included in income producing commercial real estate), the expected default rate was adjusted by a model overlay based on expectations of future performance. For the third quarter of 2023, management applied qualitative factors to the model output for the residential mortgage and owner occupied commercial real estate portfolios to account for observable differences in national economic trends reflected in the economic forecast that are not being observed at the same level of severity within United’s geographic footprint.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the balance and activity in the ACL by portfolio segment for the periods indicated (in thousands).

	Three Months Ended September 30,
	2023						2022
	Beginning Balance	Initial ACL -PCD loans (1)	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied commercial real estate	$21,788	$92	$(656)	$74	$2,686	$23,984	$16,774	$—	$90	$2,192	$19,056
Income producing commercial real estate	38,775	3,092	(3,044)	33	6,732	45,588	33,284	(202)	26	(1,498)	31,610
Commercial & industrial	29,856	533	(19,702)	2,160	18,370	31,217	18,267	(373)	1,117	1,907	20,918
Commercial construction	22,276	—	—	49	(1,686)	20,639	16,062	—	(10)	1,902	17,954
Equipment financing	28,604	—	(7,215)	890	8,083	30,362	18,409	(1,987)	866	3,277	20,565
Residential mortgage	25,431	—	(16)	145	1,324	26,884	17,035	—	66	2,234	19,335
Home equity	10,609	—	(22)	2,806	(3,594)	9,799	7,487	(27)	129	884	8,473
Residential construction	3,446	—	(474)	133	(231)	2,874	2,086	—	109	109	2,304
Manufactured housing	9,204	—	(1,171)	3	1,342	9,378	6,614	(225)	5	958	7,352
Consumer	716	—	(863)	232	747	832	907	(1,010)	292	746	935
ACL - loans	190,705	3,717	(33,163)	6,525	33,773	201,557	136,925	(3,824)	2,690	12,711	148,502
ACL - unfunded commitments	21,572	—	—	—	(3,505)	18,067	16,117	—	—	2,681	18,798
Total ACL	$212,277	$3,717	$(33,163)	$6,525	$30,268	$219,624	$153,042	$(3,824)	$2,690	$15,392	$167,300

	Nine Months Ended September 30,
	2023						2022
	Beginning Balance	Initial ACL - PCD loans (1)	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Initial ACL - PCD loans (2)	Charge- Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied commercial real estate	$19,834	$273	$(863)	$396	$4,344	$23,984	$14,282	$266	$—	$1,631	$2,877	$19,056
Income producing commercial real estate	32,082	3,399	(7,858)	1,357	16,608	45,588	24,156	4,366	(202)	432	2,858	31,610
Commercial & industrial	23,504	1,891	(24,353)	3,840	26,335	31,217	16,592	2,337	(4,978)	3,095	3,872	20,918
Commercial construction	20,120	39	—	191	289	20,639	9,956	2,857	(41)	548	4,634	17,954
Equipment financing	23,395	—	(14,994)	2,757	19,204	30,362	16,290	—	(4,644)	2,349	6,570	20,565
Residential mortgage	20,809	157	(61)	320	5,659	26,884	12,390	385	(53)	267	6,346	19,335
Home equity	8,707	534	(167)	2,977	(2,252)	9,799	6,568	60	(36)	565	1,316	8,473
Residential construction	2,049	124	(1,111)	162	1,650	2,874	1,847	1	—	208	248	2,304
Manufactured housing	8,098	—	(2,445)	29	3,696	9,378	—	2,438	(533)	14	5,433	7,352
Consumer	759	4	(3,007)	709	2,367	832	451	27	(2,544)	879	2,122	935
ACL - loans	159,357	6,421	(54,859)	12,738	77,900	201,557	102,532	12,737	(13,031)	9,988	36,276	148,502
ACL - unfunded commitments	21,163	—	—	—	(3,096)	18,067	10,992	—	—	—	7,806	18,798
Total ACL	$180,520	$6,421	$(54,859)	$12,738	$74,804	$219,624	$113,524	$12,737	$(13,031)	$9,988	$44,082	$167,300
(1) For the three months ended September 30, 2023, represents the initial ACL related to PCD loans acquired in the First Miami transaction. For the three and nine months ended September 30, 2023, represents the initial ACL related to PCD loans acquired in the First Miami and Progress transactions.
(2) Represents the initial ACL related to PCD loans acquired in the Reliant transaction during the nine months ended September 30, 2022.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 7 – Derivatives and Hedging Activities

The table below presents the fair value of derivative financial instruments, which are included in other assets and other liabilities on the consolidated balance sheet, as of the dates indicated (in thousands):

	September 30, 2023			December 31, 2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Derivative Asset	Derivative Liability		Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Cash flow hedge of subordinated debt	$100,000	$16,632	$—	$100,000	$16,191	$—
Cash flow hedge of trust preferred securities	20,000	—	—	20,000	—	—
Fair value hedge of AFS debt securities	666,286	—	—	—	—	—
Total	786,286	16,632	—	120,000	16,191	—

Derivatives not designated as hedging instruments:
Customer derivative positions	1,158,829	89	103,620	1,097,578	341	86,358
Dealer offsets to customer derivative positions	1,158,691	35,370	83	1,097,578	22,393	274
Risk participations	85,442	—	4	88,586	15	1
Mortgage banking - loan commitment	61,864	1,031	—	19,685	394	—
Mortgage banking - forward sales commitment	77,948	527	14	49,750	198	71
Bifurcated embedded derivatives	51,935	12,048	—	51,935	11,104	—
Dealer offsets to bifurcated embedded derivatives	51,935	—	13,634	51,935	—	12,839
Total	2,646,644	49,065	117,355	2,457,047	34,445	99,543

Total derivatives	$3,432,930	$65,697	$117,355	$2,577,047	$50,636	$99,543

Total gross derivative instruments		$65,697	$117,355		$50,636	$99,543
Less: Amounts subject to master netting agreements		(107)	(107)		(346)	(346)
Less: Cash collateral received/pledged		(54,548)	(14,179)		(38,386)	(13,089)
Net amount		$11,042	$103,069		$11,904	$86,108

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

Hedging Derivatives

Cash Flow Hedges of Interest Rate Risk
United enters into cash flow hedges to mitigate exposure to the variability of future cash flows or other forecasted transactions. As of September 30, 2023 and December 31, 2022, United utilized interest rate caps and swaps to hedge the variability of cash flows due to changes in interest rates on certain of its variable-rate subordinated debt and trust preferred securities. United considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates. Therefore, changes in the fair value of these derivative instruments are recognized in OCI. Gains and losses related to changes in fair value are reclassified into earnings in the periods the hedged forecasted transactions occur. Losses representing amortization of the premium recorded on cash flow hedges, which is a component excluded from the assessment of effectiveness, are recognized in earnings on a straight-line basis in the same caption as the hedged item over the term of the hedge. Over the next twelve months, United expects to reclassify $5.75 million of gains from AOCI into earnings related to these agreements.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

quarter of 2023, United entered into fair value hedges on stated amounts of closed portfolios of AFS debt securities using the portfolio layer method.

The table below presents the effect of derivatives in hedging relationships, all of which are interest rate contracts, on net interest income for the periods indicated (in thousands).

	Affected Income Statement Line Item	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Fair value hedges:
Brokered time deposits:
Net income recognized	Interest expense- deposits	$—	$—	$—	$28
AFS securities:
Recognized on derivative interest settlements		$3,011	$—	$5,321	$—
Recognized on derivatives		9,139	—	23,028	—
Recognized on hedged items		(8,382)	—	(23,671)	—
Net income recognized	Interest revenue- investment securities	$3,768	$—	$4,678	$—

Cash flow hedges:
Long-term debt (1)	Interest expense- long term debt	$42	$(48)	$2,098	$(295)
 (1) Includes premium amortization expense excluded from the assessment of hedge effectiveness of $119,000 for both the three months ended September 30, 2023 and 2022, respectively, and $348,000 and $353,000 for the nine months ended September 30, 2023 and 2022, respectively.

The table below presents the amortized cost of hedged AFS debt securities and cumulative fair value hedging basis adjustments for the periods presented (in thousands). All fair value hedges of AFS debt securities at September 30, 2023 were designated under the the portfolio layer method. At September 30, 2023, the aggregate designated hedged items using the portfolio layer method had a notional amount of $666 million.

	September 30, 2023
Balance Sheet Location	Amortized Cost(1)	Hedge Accounting Basis Adjustment
Debt securities AFS	$797,177	$(23,671)
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

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Customer derivatives and dealer offsets	Other noninterest income	$789	$471	$1,701	$1,685
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	(651)	(108)	(1,658)	90
Mortgage banking derivatives	Mortgage loan revenue	1,034	1,047	2,435	8,297
Risk participations	Other noninterest income	19	(1)	161	93
		$1,191	$1,409	$2,639	$10,165

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

Note 8 – Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below (in thousands).

	September 30, 2023	December 31, 2022
Core deposit intangible	$104,174	$46,900
Less: accumulated amortization	(36,638)	(26,112)
Net core deposit intangible	67,536	20,788
Customer relationship intangible	8,400	8,400
Less: accumulated amortization	(1,708)	(1,114)
Net customer relationship intangible	6,692	7,286
Total intangibles subject to amortization, net (1)	74,228	28,074
Goodwill	919,914	751,174
Total goodwill and other intangible assets, net	$994,142	$779,248
(1) As intangible assets become fully amortized, they are excluded from balances presented.
During the first quarter of 2023, as a result of the Progress acquisition, United recorded a core deposit intangible of $40.0 million. During the third quarter of 2023, as a result of the First Miami acquisition, United recorded a core deposit intangible of $18.0 million. See Note 4 for further details. Also during the third quarter of 2023, United reduced its core deposit intangible related to the Reliant acquisition by $656,000 as a result of the sale of core deposits in connection with a whole branch disposal.

The following is a summary of changes in the carrying amounts of goodwill (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period (1)	$896,718	$751,174	$751,174	$452,007
Acquisitions	23,196	—	168,740	299,167
Balance, end of period (1)	$919,914	$751,174	$919,914	$751,174
(1) Goodwill balances are shown net of accumulated impairment losses of $306 million incurred prior to 2022.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The estimated aggregate amortization expense for future periods for finite-lived intangibles is as follows (in thousands):

Remainder of 2023	$4,030
2024	14,872
2025	12,774
2026	10,896
2027	9,018
Thereafter	22,638
Total	$74,228

Note 9 – Preferred Stock

In May 2023, United’s Board of Directors approved a preferred stock repurchase program, authorizing United to repurchase up to $25.0 million of its outstanding Series I Non-Cumulative Preferred Stock directly or through the repurchase of depositary shares representing 1/1000th of a share of Series I Non-Cumulative Preferred Stock. The program is scheduled to expire on the earlier of the repurchase of preferred stock having an aggregate purchase price of $25.0 million or December 31, 2023. During the three and nine months ended September 30, 2023, 244,012 and 254,680 depositary shares were repurchased, respectively. As of September 30, 2023, United had remaining authorization to repurchase up to $19.7 million of outstanding preferred stock under the program.

Note 10 – Assets and Liabilities Measured at Fair Value
Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering those assumptions, United uses a fair value hierarchy that distinguishes between assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions (unobservable inputs classified within Level 3 of the hierarchy). United has processes in place to review the significant valuation inputs and to reassess how the instruments are classified in the valuation framework.
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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Deferred Compensation Plan Assets and Liabilities
Included in other assets in the consolidated balance sheet are assets purchased to provide returns to participants in the employee deferred compensation plan. These assets are mutual funds classified as Level 1. Deferred compensation liabilities, also classified as Level 1, are carried at the fair value of the obligation to the participant, which mirrors the fair value of the invested assets and is included in other liabilities in the consolidated balance sheet. Deferred compensation plan liabilities are unsecured general obligations of United.

Mortgage Loans Held for Sale
United has elected the fair value option for most of its newly originated mortgage loans held for sale in order to reduce certain timing differences and better match changes in fair values of the loans with changes in the value of derivative instruments used to economically hedge them. The fair value of mortgage loans held for sale is determined using quoted prices for a similar asset, adjusted for specific attributes of that loan, and are classified as Level 2. As of December 31, 2022, United had certain mortgage loans held for sale that were acquired from Reliant for which the fair value option was not elected; these loans were carried at the lower of aggregate cost or fair value. These loans were subsequently sold in 2023.

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

September 30, 2023	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$283,830	$—	$—	$283,830
U.S. Government agencies & GSEs	—	224,695	—	224,695
State and political subdivisions	—	156,245	—	156,245
Residential MBS	—	1,546,422	—	1,546,422
Commercial MBS	—	602,060	—	602,060
Corporate bonds	—	192,626	2,179	194,805
Asset-backed securities	—	174,055	—	174,055
Equity securities with readily determinable fair values	8,400	1,576	—	9,976
Mortgage loans held for sale	—	37,110	—	37,110
Deferred compensation plan assets	12,436	—	—	12,436
Servicing rights for SBA/USDA loans	—	—	5,431	5,431
Residential mortgage servicing rights	—	—	38,234	38,234
Derivative financial instruments	—	52,618	13,079	65,697
Total assets	$304,666	$2,987,407	$58,923	$3,350,996

Liabilities:
Deferred compensation plan liability	$12,476	$—	$—	$12,476
Derivative financial instruments	—	103,717	13,638	117,355
Total liabilities	$12,476	$103,717	$13,638	$129,831

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$149,352	$—	$—	$149,352
U.S. Government agencies & GSEs	—	250,116	—	250,116
State and political subdivisions	—	303,748	—	303,748
Residential MBS	—	1,795,481	—	1,795,481
Commercial MBS	—	671,912	—	671,912
Corporate bonds	—	210,240	2,212	212,452
Asset-backed securities	—	231,272	—	231,272
Equity securities with readily determinable fair values	12,278	1,359	—	13,637
Mortgage loans held for sale	—	11,794	—	11,794
Deferred compensation plan assets	11,436	—	—	11,436
Servicing rights for SBA/USDA loans	—	—	5,188	5,188
Residential mortgage servicing rights	—	—	36,559	36,559
Derivative financial instruments	—	39,123	11,513	50,636
Total assets	$173,066	$3,515,045	$55,472	$3,743,583

Liabilities:
Deferred compensation plan liability	$11,460	$—	$—	$11,460
Derivative financial instruments	—	86,703	12,840	99,543
Total liabilities	$11,460	$86,703	$12,840	$111,003

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table shows a reconciliation of the beginning and ending balances for the periods indicated for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands).

	2023					2022
	Derivative Assets	Derivative Liabilities	SBA/USDA loan servicing rights	Residential mortgage servicing rights	Corporate Bonds	Derivative Assets	Derivative Liabilities	SBA/USDA loan servicing rights	Residential mortgage servicing rights	Corporate Bonds
Three Months Ended September 30,
Beginning balance	$11,872	$12,564	$6,148	$37,194	$2,183	$10,199	$10,795	$6,167	$35,131	$2,287
Additions	—	—	525	826	—	—	—	411	704	—
Sales and settlements	—	—	(418)	(534)	—	—	—	(220)	(602)	—
Fair value adjustments included in OCI	—	—	—	—	(4)	—	—	—	—	(61)
Fair value adjustments included in earnings	1,207	1,074	(824)	748	—	1,819	2,866	(280)	1,921	—
Ending balance	$13,079	$13,638	$5,431	$38,234	$2,179	$12,018	$13,661	$6,078	$37,154	$2,226

Nine Months Ended September 30,
Beginning balance	$11,513	$12,840	$5,188	$36,559	$2,212	$6,758	$5,048	$6,513	$25,161	$2,395
Business combinations	—	—	95	—	—	—	—	—	—	—
Additions	—	170	1,449	2,306	—	—	99	1,799	4,594	—
Transfers from Level 3	—	—	—	—	—	(290)	—	—	—	—
Sales and settlements	(11)	—	(869)	(1,482)	—	—	(1)	(857)	(1,916)	—
Fair value adjustments included in OCI	—	—	—	—	(33)	—	—	—	—	(169)
Fair value adjustments included in earnings	1,577	628	(432)	851	—	5,550	8,515	(1,377)	9,315	—
Ending balance	$13,079	$13,638	$5,431	$38,234	$2,179	$12,018	$13,661	$6,078	$37,154	$2,226

The following table presents quantitative information about significant Level 3 inputs for fair value on a recurring basis as of the dates indicated.

Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Inputs	September 30, 2023		December 31, 2022
			Range	Weighted Average	Range	Weighted Average
SBA/USDA loan servicing rights	Discounted cash flow	Discount rate	9.6% - 25.0%	16.5%	11.9% - 25.0%	17.5%
		Prepayment rate	4.2 - 36.7	17.8	0.0 - 35.4	16.4
Residential mortgage servicing rights	Discounted cash flow	Discount rate	10.0 - 12.5	10.1	9.5 - 11.5	9.5
		Prepayment rate	6.5 - 28.2	7.3	7.0 - 31.2	7.5
Corporate bonds	Discounted cash flow	Discount rate	6.8 - 7.3	7.1	6.1 - 6.4	6.3
Derivative assets - mortgage	Internal model	Pull through rate	60.0 - 100	89.2	26.5 - 100	90.7
Derivative assets and liabilities - other	Dealer priced	Dealer priced	N/A	N/A	N/A	N/A

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

Mortgage Loans Held for Sale
	September 30, 2023	December 31, 2022
Outstanding principal balance	$36,317	$11,473
Fair value	37,110	11,794

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Gain (Loss) from Change in Fair Value on Mortgage Loans Held for Sale
Location	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Mortgage loan gains and other related fees	$209	$(809)	$473	$(1,820)

Changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of assets that were still held as of September 30, 2023 and December 31, 2022, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented (in thousands).

	Level 1	Level 2	Level 3	Total
September 30, 2023
Loans held for investment	$—	$—	$37,236	$37,236

December 31, 2022
Loans held for investment	$—	$—	$7,808	$7,808
Mortgage loans held for sale	—	—	1,806	1,806

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

		Fair Value Level
	Carrying Amount	Level 1	Level 2	Level 3	Total
September 30, 2023
Assets:
HTM debt securities	$2,518,773	$17,266	$1,975,098	$—	$1,992,364
Loans and leases, net	18,001,250	—	—	17,215,625	17,215,625

Liabilities:
Deposits	22,857,868	—	22,849,880	—	22,849,880
Long-term debt	324,786	—	—	307,234	307,234

December 31, 2022
Assets:
HTM debt securities	$2,613,648	$17,417	$2,173,656	$—	$2,191,073
Loans and leases, net	15,175,270	—	—	14,609,239	14,609,239

Liabilities:
Deposits	19,876,507	—	19,863,380	—	19,863,380
FHLB advances	550,000	—	—	549,913	549,913
Long-term debt	324,663	—	—	313,380	313,380

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of various share-based compensation. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan document). As of September 30, 2023, 2.28 million additional awards could be granted under the plan.

The table below presents restricted stock unit and option activity for the nine months ended September 30, 2023.

	Restricted Stock Unit Awards			Options
	Shares	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value ($000)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2022	778,686	$28.28		40,338	$11.88
Granted	529,611	29.11		643,298	20.91
Released / Exercised	(264,031)	25.99	$7,861	(271,124)	19.08		$2,367
Cancelled	(50,110)	30.32		(4,620)	25.97
Outstanding at September 30, 2023	994,156	29.23	25,262	407,892	21.17	5.4	1,769

Vested / Exercisable at September 30, 2023	—	—		407,892	21.17	5.4	1,769
Options granted in 2023 reflect fully vested options assumed in the Progress acquisition, with the weighted average exercise price of Progress’ fully vested converted options determined pursuant to the purchase agreement. The value of the Progress options was determined using a Black-Scholes model and was included in the purchase price for the acquisition. No compensation expense relating to options was included in earnings for the nine months ended September 30, 2023 and 2022.

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

For the nine months ended September 30, 2023 and 2022, expense of $6.54 million and $6.24 million, respectively, was recognized related to restricted stock unit and performance stock unit awards granted to United employees, which was included in salaries and employee benefits expense. In addition, for the nine months ended September 30, 2023 and 2022, $555,000 and $412,000, respectively, was recognized in other expense for restricted stock unit awards granted to members of United’s Board of Directors.

A deferred income tax benefit related to stock-based compensation expense of $1.81 million and $1.70 million was included in the determination of income tax expense for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, there was $23.7 million of unrecognized expense related to non-vested restricted stock unit and performance stock unit awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.7 years.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 12 – Reclassifications Out of AOCI

The following table presents the details regarding amounts reclassified out of AOCI for the periods indicated (in thousands). Amounts shown in parentheses reduce earnings.

Details about AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2023	2022	2023	2022
Realized losses on AFS securities:
	$—	$—	$(1,644)	$(3,688)	Securities losses, net
	—	—	374	979	Income tax benefit
	$—	$—	$(1,270)	$(2,709)	Net of tax

Amortization of unrealized losses on HTM securities transferred from AFS:
	$(2,478)	$(4,473)	$(7,964)	$(6,242)	Investment securities interest revenue
	593	1,073	1,917	1,495	Income tax benefit
	$(1,885)	$(3,400)	$(6,047)	$(4,747)	Net of tax

Reclassifications related to derivative instruments accounted for as cash flow hedges:
Interest rate contracts	$42	$(48)	$2,098	$(295)	Long-term debt interest expense
	(11)	12	(536)	75	Income tax (expense) benefit
	$31	$(36)	$1,562	$(220)	Net of tax

Amortization of defined benefit pension plan net periodic pension cost components:
Prior service cost	$(61)	$(91)	$(183)	$(276)	Salaries and employee benefits expense
Actuarial losses	—	(78)	—	(234)	Other expense
	(61)	(169)	(183)	(510)	Total before tax
	16	43	47	130	Income tax benefit
	$(45)	$(126)	$(136)	$(380)	Net of tax

Total reclassifications for the period	$(1,899)	$(3,562)	$(5,891)	$(8,056)	Net of tax

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 13 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$47,866	$81,161	$173,454	$196,022
Dividends on preferred stock	(1,624)	(1,719)	(5,062)	(5,157)
Discount on preferred shares repurchased	792	—	792	—
Earnings allocated to participating securities	(259)	(407)	(939)	(1,007)
Net income available to common shareholders	$46,775	$79,035	$168,245	$189,858

Weighted average shares outstanding:
Basic	119,506	106,687	116,925	106,616
Effect of dilutive securities:
Stock options	95	38	141	40
Restricted stock units	23	75	18	76
Diluted	119,624	106,800	117,084	106,732

Net income per common share:
Basic	$0.39	$0.74	$1.44	$1.78
Diluted	$0.39	$0.74	$1.44	$1.78

At September 30, 2023, United excluded from the computation 1,968 potentially dilutive shares of common stock issuable upon exercise of stock options because of their antidilutive effect. At September 30, 2022, United had no potentially dilutive instruments outstanding that were not included in the computation.
Note 14 – Regulatory Matters

As of September 30, 2023, United and the Bank were categorized as well-capitalized under the regulatory requirements in effect at that time. To be categorized as well-capitalized, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at the time, as set forth in the table below, and have met certain other requirements. Management believes that United and the Bank exceeded all well-capitalized requirements at September 30, 2023, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.

Regulatory capital ratios at September 30, 2023 and December 31, 2022, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under regulatory requirements in effect at such times, are presented below for United and the Bank (dollars in thousands):

			United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum (1)	Well- Capitalized	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Risk-based ratios:
CET1 capital	4.5%	6.5%	12.15%	12.26%	12.26%	12.83%
Tier 1 capital	6.0	8.0	12.60	12.81	12.26	12.83
Total capital	8.0	10.0	14.45	14.79	13.25	13.70
Leverage ratio	4.0	5.0	9.70	9.69	9.43	9.69

CET1 capital			$2,445,212	$2,164,211	$2,457,791	$2,255,337
Tier 1 capital			2,535,495	2,260,633	2,457,791	2,255,337
Total capital			2,907,824	2,610,216	2,654,380	2,408,895
Risk-weighted assets			20,129,470	17,648,573	20,039,784	17,583,347
Average total assets for the leverage ratio			26,141,324	23,322,018	26,059,562	23,285,253
(1) As of September 30, 2023 and December 31, 2022 the additional capital conservation buffer in effect was 2.50%

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

The following table summarizes the contractual amount of off-balance sheet instruments as of the dates indicated (in thousands).

	September 30, 2023	December 31, 2022
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$4,608,549	$4,683,790
Letters of credit	56,455	46,896

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

The following table summarizes, as of the dates indicated, tax credit and certain equity method investments (in thousands):

	Balance Sheet Location	September 30, 2023	December 31, 2022
Investments in LIHTC:
Carrying amount	Other assets	$50,432	$50,054
Amount of future funding commitments included in carrying amount	Other liabilities	14,990	18,090
Renewable energy investments:
Carrying amount	Other assets	37,343	19,617
Amount of future funding commitments included in carrying amount	Other liabilities	15,795	18,781
Fintech funds and certain other equity method investments:
Carrying amount	Other assets	38,209	27,569
Amount of future funding commitments included in carrying amount	Other liabilities	5,786	470
Amount of future funding commitments not included in carrying amount	N/A	25,918	23,690

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 16 – Short-term Borrowings

At September 30, 2023 and December 31, 2022, short-term borrowings consisted of repurchase agreements, which are borrowings secured by investment securities. The following table presents the remaining contractual maturity of repurchase agreements by collateral pledged as of the date indicated (in thousands).

	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater than 90 days	Total
September 30, 2023
U.S. Government agencies & GSEs	37,348	—	—	—	37,348
Total	$37,348	$—	$—	$—	$37,348

December 31, 2022
U.S. Treasuries	$158,933	$—	$—	$—	$158,933
Total	$158,933	$—	$—	$—	$158,933

United is obligated to promptly transfer additional securities if the market value of the pledged securities falls below the repurchase agreement price. United manages this risk by maintaining a portfolio of unpledged securities that it believes is sufficient to cover a decline in the market value of the securities sold under agreements to repurchase. At September 30, 2023, repurchase agreements were collateralized by securities with a carrying amount of $62.3 million. At December 31, 2022, repurchase agreements were collateralized by securities with a carrying amount of $163 million.

Note 17 - Subsequent Events
Preferred Share Repurchases
Subsequent to quarter-end through November 1, 2023, United repurchased 83,670 depositary shares (each representing 1/1000 interest in a share of preferred stock), bringing to a total 338,350 depositary shares repurchased to date through its preferred stock repurchase program. As of November 1, 2023, United had remaining authorization to repurchase up to $17.8 million of outstanding preferred stock under the program.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at September 30, 2023 and December 31, 2022 and our results of operations for the three and nine months ended September 30, 2023 and 2022. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. The following discussion and analysis should be read along with our consolidated financial statements and related notes included in Part I - Item 1 of this Report, “Cautionary Note Regarding Forward-Looking Statements” and the risk factors discussed in our 2022 10-K and referenced in Part II, Item 1.A. of this Report, and the other reports we have filed with the SEC after we filed the 2022 10-K.

Unless the context otherwise requires, the terms “we,” “our,” “us” refer to United on a consolidated basis.

Overview

We offer a wide array of commercial and consumer banking services and investment advisory services primarily through a 205 branch network throughout Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama. We have grown organically as well as through strategic acquisitions. At September 30, 2023, we had consolidated total assets of $26.9 billion and 3,151 full-time equivalent employees.

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
On July 1, 2023, we completed the acquisition of First Miami, which operated three offices in the Miami metropolitan area. We acquired $1.02 billion of assets and assumed $931 million of liabilities in the acquisition, which included $577 million in loans and $865 million in deposits. In addition to traditional banking products, First Miami offers private banking, trust and wealth management services with approximately $303 million in assets under administration as of September 30, 2023. First Miami’s results are included in the consolidated financial statements beginning on the acquisition date.
Discontinuance of LIBOR
Since the discontinuance of LIBOR that was effective immediately after June 30, 2023, our new adjustable rate loan production has been originated with an ARR, such as SOFR. All existing loans that had LIBOR as a reference rate converted to an ARR such as SOFR effective with the first rate reset after June 30, 2023.
Results of Operations
We reported net income and diluted earnings per common share of $47.9 million and $0.39, respectively, for the third quarter of 2023 compared to $81.2 million and $0.74, respectively, for the same period in 2022. Operating net income (non-GAAP), which excludes merger-related and other charges, was $55.0 million for the third quarter of 2023, compared to $82.5 million for the same period in 2022. The decrease in net income resulted primarily from higher noninterest expenses and an increase in provision for credit losses, which were partly offset by higher net interest revenue.

Net interest revenue increased to $203 million for the third quarter of 2023, compared to $200 million for the third quarter of 2022. The increase in interest revenue was provided by loan growth, including loans acquired from First Miami and Progress, and higher interest rates earned on our average loan and securities portfolios. The increase in interest revenue was offset by increases in interest expense resulting from higher rates paid on deposits, a less favorable deposit mix and utilization of wholesale borrowings, which are more costly than customer deposits. Our net interest spread decreased 116 basis points to 2.23%, reflecting a steeper increase in rates paid on deposits compared to that of loans since the third quarter of 2022. The impact of rising deposit rates also negatively impacted our net interest margin, which decreased to 3.24% for the third quarter of 2023 compared to 3.57% for the same period of last year.

We recorded a provision for credit losses of $30.3 million for the third quarter of 2023, compared to a provision of $15.4 million for the third quarter of 2022. The provision expense recorded in the third quarter of 2023 resulted from loan growth, the initial ACL for First Miami non-PCD loans and unfunded commitments of $4.00 million and current period net charge offs of $26.6 million. The provision for unfunded commitments for the quarter was a negative $3.51 million due to a decrease in the amount of unfunded commitments.

Noninterest income of $32.0 million for the third quarter of 2023 remained relatively flat compared to that of the third quarter of 2022. Increases in several of our noninterest income components, notably services charges and other fees, BOLI income, and wealth management fees, were mostly offset by a $3.25 million decrease in other noninterest income. The decrease in other noninterest income is mostly attributable to a $1.74 million increase in cash collateral losses related to our derivative instruments and a $1.00 million loss on the disposal of two of our Tennessee branches.

For the third quarter of 2023, noninterest expenses of $144 million increased $31.7 million, or 28%, compared to the same period of 2022. The increase was primarily attributable to a $13.4 million increase in salaries and employee benefits and a $7.42 million increase in merger-related and other charges, both of which were largely driven by the acquisitions of First Miami and Progress. Other contributors to the increase included increases in amortization of intangibles, which was driven by the addition of the First Miami and Progress core deposit intangibles, and FDIC assessment expense resulting from the increase in the assessment rate that went into effect on January 1, 2023.

For the nine months ended September 30, 2023 and 2022, we reported net income of $173 million and $196 million, respectively, and diluted earnings per common share of $1.44 and $1.78, respectively. Operating net income (non-GAAP) for the nine months ended September 30, 2023 and 2022 was $190 million and $210 million, respectively, which excludes merger-related and other charges for both periods. Net interest revenue and net interest margin for the nine months ended September 30, 2023 were $614 million and 3.41%, respectively, compared to $542 million and 3.25%, respectively, for the same period in 2022. In addition to the factors affecting the third quarter of 2023, results of operations for the nine months ended September 30, 2023 include a reduction in mortgage loan gains and other related fees of $12.2 million driven by a decrease in demand resulting from the rising interest rate environment. In addition, provision expense for the nine months ended September 30, 2023 and 2022 included initial provisions for credit losses on non-PCD loans and unfunded commitments acquired from Progress and Reliant of $10.4 million and $18.3 million, respectively.

Results for the third quarter and first nine months of 2023 are discussed in further detail throughout the following sections of MD&A.

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

UNITED COMMUNITY BANKS, INC.
Table 1 - Financial Highlights
(in thousands, except per share data)
	2023			2022		Third Quarter 2023 - 2022 Change	For the Nine Months Ended September 30,		YTD Change
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter		2023	2022
INCOME SUMMARY
Interest revenue	$323,147	$295,775	$279,487	$240,831	$213,887		$898,409	$572,324
Interest expense	120,591	95,489	68,017	30,943	14,113		284,097	29,855
Net interest revenue	202,556	200,286	211,470	209,888	199,774	1%	614,312	542,469	13%
Provision for credit losses	30,268	22,753	21,783	19,831	15,392		74,804	44,082
Noninterest income	31,977	36,387	30,209	33,354	31,922	—	98,573	104,353	(6)
Total revenue	204,265	213,920	219,896	223,411	216,304	(6)	638,081	602,740	6
Noninterest expenses	144,474	132,407	139,805	117,329	112,755	28	416,686	352,820	18
Income before income tax expense	59,791	81,513	80,091	106,082	103,549	(42)	221,395	249,920	(11)
Income tax expense	11,925	18,225	17,791	24,632	22,388	(47)	47,941	53,898	(11)
Net income	47,866	63,288	62,300	81,450	81,161	(41)	173,454	196,022	(12)
Merger-related and other charges	9,168	3,645	8,631	1,470	1,746		21,444	17,905
Income tax benefit of merger-related and other charges	(2,000)	(820)	(1,955)	(323)	(385)		(4,775)	(3,923)
Net income - operating (1)	$55,034	$66,113	$68,976	$82,597	$82,522	(33)	$190,123	$210,004	(9)

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$0.39	$0.53	$0.52	$0.74	$0.74	(47)	$1.44	$1.78	(19)
Diluted net income - operating (1)	0.45	0.55	0.58	0.75	0.75	(40)	1.58	1.91	(17)
Cash dividends declared	0.23	0.23	0.23	0.22	0.22	5	0.69	0.64	8
Book value	25.87	25.98	25.76	24.38	23.78	9	25.87	23.78	9
Tangible book value (3)	17.70	17.83	17.59	17.13	16.52	7	17.70	16.52	7
Key performance ratios:
Return on common equity - GAAP (2)(4)	5.32%	7.47%	7.34%	10.86%	11.02%		6.69%	9.08%
Return on common equity - operating (1)(2)(4)	6.14	7.82	8.15	11.01	11.21		7.35	9.75
Return on tangible common equity - operating (1)(2)(3)(4)	9.03	11.35	11.63	15.20	15.60		10.65	13.64
Return on assets - GAAP (4)	0.68	0.95	0.95	1.33	1.32		0.86	1.06
Return on assets - operating (1)(4)	0.79	1.00	1.06	1.35	1.34		0.95	1.13
Net interest margin (FTE) (4)	3.24	3.37	3.61	3.76	3.57		3.41	3.25
Efficiency ratio - GAAP	61.32	55.71	57.20	47.95	48.41		58.06	53.94
Efficiency ratio - operating (1)	57.43	54.17	53.67	47.35	47.66		55.07	51.20
Equity to total assets	11.85	11.89	11.90	11.25	11.12		11.85	11.12
Tangible common equity to tangible assets (3)	8.18	8.21	8.17	7.88	7.70		8.18	7.70

ASSET QUALITY
NPAs	$90,883	$103,737	$73,403	$44,281	$35,511	156	$90,883	$35,511	156
ACL - loans	201,557	190,705	176,534	159,357	148,502	36	201,557	148,502	36
Net charge-offs	26,638	8,399	7,084	6,611	1,134		42,121	3,043
ACL - loans to loans	1.11%	1.10%	1.03%	1.04%	1.00%		1.11%	1.00%
Net charge-offs to average loans (4)	0.59	0.20	0.17	0.17	0.03		0.32	0.03
NPAs to total assets	0.34	0.40	0.28	0.18	0.15		0.34	0.15

AT PERIOD END ($ in millions)
Loans	$18,203	$17,395	$17,125	$15,335	$14,882	22	$18,203	$14,882	22
Investment securities	5,701	5,914	5,915	6,228	6,539	(13)	5,701	6,539	(13)
Total assets	26,869	26,120	25,872	24,009	23,688	13	26,869	23,688	13
Deposits	22,858	22,252	22,005	19,877	20,321	12	22,858	20,321	12
Shareholders’ equity	3,184	3,106	3,078	2,701	2,635	21	3,184	2,635	21
Common shares outstanding (thousands)	118,976	115,266	115,152	106,223	106,163	12	118,976	106,163	12
(1) Excludes merger-related and other charges. (2) Net income less preferred stock dividends, divided by average realized common equity, which excludes AOCI. (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Financial Highlights
Non-GAAP Performance Measures Reconciliation
(in thousands, except per share data)
	2023			2022		For the Nine Months Ended September 30,
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2023	2022
Noninterest expense reconciliation
Noninterest expenses (GAAP)	$144,474	$132,407	$139,805	$117,329	$112,755	$416,686	$352,820
Merger-related and other charges	(9,168)	(3,645)	(8,631)	(1,470)	(1,746)	(21,444)	(17,905)
Noninterest expenses - operating	$135,306	$128,762	$131,174	$115,859	$111,009	$395,242	$334,915

Net income reconciliation
Net income (GAAP)	$47,866	$63,288	$62,300	$81,450	$81,161	$173,454	$196,022
Merger-related and other charges	9,168	3,645	8,631	1,470	1,746	21,444	17,905
Income tax benefit of merger-related and other charges	(2,000)	(820)	(1,955)	(323)	(385)	(4,775)	(3,923)
Net income - operating	$55,034	$66,113	$68,976	$82,597	$82,522	$190,123	$210,004

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$0.39	$0.53	$0.52	$0.74	$0.74	$1.44	$1.78
Merger-related and other charges, net of tax	0.06	0.02	0.06	0.01	0.01	0.14	0.13
Diluted income per common share - operating	$0.45	$0.55	$0.58	$0.75	$0.75	$1.58	$1.91

Book value per common share reconciliation
Book value per common share (GAAP)	$25.87	$25.98	$25.76	$24.38	$23.78	$25.87	$23.78
Effect of goodwill and other intangibles	(8.17)	(8.15)	(8.17)	(7.25)	(7.26)	(8.17)	(7.26)
Tangible book value per common share	$17.70	$17.83	$17.59	$17.13	$16.52	$17.70	$16.52

Return on tangible common equity reconciliation
Return on common equity (GAAP)	5.32%	7.47%	7.34%	10.86%	11.02%	6.69%	9.08%
Merger-related and other charges, net of tax	0.82	0.35	0.81	0.15	0.19	0.66	0.67
Return on common equity - operating	6.14	7.82	8.15	11.01	11.21	7.35	9.75
Effect of goodwill and other intangibles	2.89	3.53	3.48	4.19	4.39	3.30	3.89
Return on tangible common equity - operating	9.03%	11.35%	11.63%	15.20%	15.60%	10.65%	13.64%

Return on assets reconciliation
Return on assets (GAAP)	0.68%	0.95%	0.95%	1.33%	1.32%	0.86%	1.06%
Merger-related and other charges, net of tax	0.11	0.05	0.11	0.02	0.02	0.09	0.07
Return on assets - operating	0.79%	1.00%	1.06%	1.35%	1.34%	0.95%	1.13%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	61.32%	55.71%	57.20%	47.95%	48.41%	58.06%	53.94%
Merger-related and other charges	(3.89)	(1.54)	(3.53)	(0.60)	(0.75)	(2.99)	(2.74)
Efficiency ratio - operating	57.43%	54.17%	53.67%	47.35%	47.66%	55.07%	51.20%

Tangible common equity to tangible assets reconciliation
Equity to total assets (GAAP)	11.85%	11.89%	11.90%	11.25%	11.12%	11.85%	11.12%
Effect of goodwill and other intangibles	(3.33)	(3.31)	(3.36)	(2.97)	(3.01)	(3.33)	(3.01)
Effect of preferred equity	(0.34)	(0.37)	(0.37)	(0.40)	(0.41)	(0.34)	(0.41)
Tangible common equity to tangible assets	8.18%	8.21%	8.17%	7.88%	7.70%	8.18%	7.70%

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

For the quarter:

FTE net interest revenue for the third quarter of 2023 was $204 million, representing an increase of $2.63 million from the same period in 2022. The increase was primarily driven by the $3.40 billion increase in average loans and a 131 basis point increase in the average rate earned on loans. As a result, loan interest revenue increased $99.6 million compared to the third quarter of 2022. Approximately $3.38 million of the increase was a result of higher purchased loan accretion, which was mostly driven by the addition of First Miami and Progress loans. The FOMC raised the targeted federal funds rate a total of 525 basis points beginning in March 2022 through the third quarter of 2023. Additionally, the increase in yield earned on the investment securities portfolio, partially offset by a decrease in the average balance of the portfolio, contributed $7.49 million in additional FTE interest revenue compared to the same period of last year. The increase in yield on the securities portfolio was positively impacted by the fair value hedges on our AFS securities portfolio that we entered into in the second quarter of 2023, which contributed $3.77 million in additional interest revenue.

Interest expense for the third quarter of 2023 increased $106 million compared to the same quarter of 2022. The increase is mostly attributable to the 259 basis point increase in rates paid on average interest-bearing deposits as a result of the rising interest rate environment and a deposit mix more heavily comprised of more costly time deposits and brokered time deposits. In addition, the daily average balance of interest-bearing deposits increased by $3.50 billion, which includes approximately $1.54 billion of interest-bearing deposits received in the acquisitions of First Miami and Progress. We also saw attrition in our noninterest-bearing deposit balances as rising interest rates offered customers more attractive alternatives, which negatively impacts our net interest margin. As a result of the decrease in noninterest-bearing deposits, in the third quarter of 2023, 65% of our interest earning assets were funded by interest-bearing liabilities compared with 57% for the same period of 2022.

Our net interest spread decreased 116 basis points to 2.23% and our net interest margin decreased 33 basis points to 3.24%, reflecting a steeper increase in rates paid on deposits compared to that of loans during the third quarter of 2023. The fact that our net interest spread fell much more than our net interest margin demonstrates the increasing contribution and value of noninterest-bearing funding sources in a higher interest rate environment.

For the nine months ended:

FTE net interest revenue for the first nine months of 2023 was $617 million, representing a 13% increase from the first nine months of 2022, which was primarily driven by the same factors impacting the quarter. During the first nine months of 2023, our net interest spread decreased 62 basis points and our net interest margin increased by 16 basis points compared to the same period of 2022. Our net interest margin for the nine months ended September 30, 2023 benefited from higher purchased loan accretion of $6.19 million and $4.68 million in additional interest revenue from the fair value hedges on our AFS securities portfolio.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended September 30,
(dollars in thousands, (FTE))

	2023			2022
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$18,055,402	$273,800	6.02%	$14,658,397	$174,168	4.71%
Taxable securities (3)	5,933,708	43,007	2.90	6,539,615	34,385	2.10
Tax-exempt securities (FTE) (1)(3)	368,148	2,313	2.51	493,115	3,449	2.80
Federal funds sold and other interest-earning assets	538,039	5,093	3.76	614,755	3,106	2.00
Total interest-earning assets (FTE)	24,895,297	324,213	5.17	22,305,882	215,108	3.83

Noninterest-earning assets:
Allowance for credit losses	(209,472)			(138,907)
Cash and due from banks	225,831			231,376
Premises and equipment	367,217			290,768
Other assets (3)	1,568,824			1,261,236
Total assets	$26,847,697			$23,950,355

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$5,285,513	35,613	2.67	$4,335,619	3,992	0.37
Money market	5,622,355	46,884	3.31	4,849,705	4,503	0.37
Savings	1,301,047	868	0.26	1,515,350	178	0.05
Time	3,473,191	31,072	3.55	1,635,580	984	0.24
Brokered time deposits	209,119	2,296	4.36	51,530	223	1.72
Total interest-bearing deposits	15,891,225	116,733	2.91	12,387,784	9,880	0.32
Federal funds purchased and other borrowings	44,164	189	1.70	3,442	27	3.11
Federal Home Loan Bank advances	—	—	—	—	—	—
Long-term debt	324,770	3,669	4.48	324,444	4,206	5.14
Total borrowed funds	368,934	3,858	4.15	327,886	4,233	5.12
Total interest-bearing liabilities	16,260,159	120,591	2.94	12,715,670	14,113	0.44

Noninterest-bearing liabilities:
Noninterest-bearing deposits	6,916,272			8,176,987
Other liabilities	435,592			349,647
Total liabilities	23,612,023			21,242,304
Shareholders' equity	3,235,674			2,708,051
Total liabilities and shareholders' equity	$26,847,697			$23,950,355

Net interest revenue (FTE)		$203,622			$200,995
Net interest-rate spread (FTE)			2.23%			3.39%
Net interest margin (FTE) (4)			3.24%			3.57%

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
(3)Unrealized losses on securities, including those related to the transfer from AFS to HTM, have been reclassified to other assets. Pretax unrealized losses of $430 million and $318 million in 2023 and 2022, respectively, are included in other assets for purposes of this presentation.
(4)Net interest margin is taxable equivalent net interest revenue divided by average interest-earning assets.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Nine Months Ended September 30,
(dollars in thousands, (FTE))

	2023			2022
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$17,377,210	$760,802	5.85%	$14,426,470	$475,989	4.41%
Taxable securities (3)	5,982,615	120,212	2.68	6,274,230	83,281	1.77
Tax-exempt securities (FTE) (1)(3)	386,499	7,470	2.58	498,177	10,425	2.79
Federal funds sold and other interest-earning assets	490,703	13,103	3.57	1,271,287	6,192	0.65
Total interest-earning assets (FTE)	24,237,027	901,587	4.97	22,470,164	575,887	3.43

Non-interest-earning assets:
Allowance for loan losses	(186,428)			(129,278)
Cash and due from banks	249,411			200,463
Premises and equipment	347,514			284,850
Other assets (3)	1,518,503			1,308,647
Total assets	$26,166,027			$24,134,846

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$4,891,214	80,809	2.21	$4,520,079	7,624	0.23
Money market	5,349,265	105,430	2.64	4,992,357	7,030	0.19
Savings	1,341,033	2,108	0.21	1,483,169	337	0.03
Time	2,936,873	65,856	3.00	1,688,250	2,009	0.16
Brokered time deposits	280,293	9,608	4.58	65,133	313	0.64
Total interest-bearing deposits	14,798,678	263,811	2.38	12,748,988	17,313	0.18
Federal funds purchased and other borrowings	98,884	3,186	4.31	1,383	27	2.61
Federal Home Loan Bank advances	166,355	5,761	4.63	—	—	—
Long-term debt	324,737	11,339	4.67	322,600	12,515	5.19
Total borrowed funds	589,976	20,286	4.60	323,983	12,542	5.18
Total interest-bearing liabilities	15,388,654	284,097	2.47	13,072,971	29,855	0.31

Noninterest-bearing liabilities:
Noninterest-bearing deposits	7,226,096			7,958,392
Other liabilities	393,048			375,182
Total liabilities	23,007,798			21,406,545
Shareholders' equity	3,158,229			2,728,301
Total liabilities and shareholders' equity	$26,166,027			$24,134,846

Net interest revenue (FTE)		$617,490			$546,032
Net interest-rate spread (FTE)			2.50%			3.12%
Net interest margin (FTE) (4)			3.41%			3.25%

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
(3)Unrealized gains and losses, including those related to the transfer from AFS to HTM, have been reclassified to other assets. Pretax unrealized losses of $413 million and $221 million in 2023 and 2022, respectively, are included in other assets for purposes of this presentation.
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

Table 4 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Compared to 2022 Increase (Decrease) Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans (FTE)	$45,449	$54,183	$99,632	$109,607	$175,206	$284,813
Taxable securities	(3,423)	12,045	8,622	(4,036)	40,967	36,931
Tax-exempt securities (FTE)	(811)	(325)	(1,136)	(2,204)	(751)	(2,955)
Federal funds sold and other interest-earning assets	(424)	2,411	1,987	(5,874)	12,785	6,911
Total interest-earning assets (FTE)	40,791	68,314	109,105	97,493	228,207	325,700

Interest-bearing liabilities:
NOW and interest-bearing demand accounts	1,060	30,561	31,621	677	72,508	73,185
Money market accounts	829	41,552	42,381	538	97,862	98,400
Savings deposits	(29)	719	690	(35)	1,806	1,771
Time deposits	2,255	27,833	30,088	2,541	61,306	63,847
Brokered deposits	1,380	693	2,073	3,254	6,041	9,295
Total interest-bearing deposits	5,495	101,358	106,853	6,975	239,523	246,498

Federal funds purchased & other borrowings	180	(18)	162	3,130	29	3,159
FHLB advances	—	—	—	5,761	—	5,761
Long-term debt	4	(541)	(537)	82	(1,258)	(1,176)
Total borrowed funds	184	(559)	(375)	8,973	(1,229)	7,744
Total interest-bearing liabilities	5,679	100,799	106,478	15,948	238,294	254,242

Increase in net interest revenue (FTE)	$35,112	$(32,485)	$2,627	$81,545	$(10,087)	$71,458

Provision for Credit Losses

The ACL represents management’s estimate of life of loan credit losses in the loan portfolio and unfunded loan commitments. Management’s estimate of credit losses under CECL is determined using a model that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the ACL and resulting provision for credit losses. The provision for credit losses recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined by management reflecting expected life of loan losses.

We recorded a provision for credit losses of $30.3 million and $74.8 million for the three and nine months ended September 30, 2023, compared to $15.4 million and $44.1 million for the same periods of 2022.

The increase in provision during three and nine months ended September 30, 2023 was primarily due to a $19.0 million loss related to one relationship with a wholesale oil distributor that was part of a $218 million nationally syndicated credit, in which United’s participation was 8.7%. The borrower filed for Chapter 11 bankruptcy in March of 2023, at which time we placed the credit on nonaccrual status and included it in NPAs. When the bankruptcy converted to a Chapter 7 liquidation in August of 2023, the loan was charged off in full with no significant recovery expected.

Additionally, during the third quarter of 2023, we recorded the initial provision for credit losses on First Miami non-PCD loans and unfunded commitments of $3.92 million and $84,000, respectively. The provision recorded for the first nine months of 2023 also included the initial provision for credit losses on Progress non-PCD loans and unfunded commitments of $8.80 million and $1.65 million, respectively. Thus, the 2023 year to date initial provision for credit losses on loans and unfunded commitments resulting from acquisitions totaled $14.5 million, compared to 2022, which included $18.3 million related to the acquisition of Reliant. The remaining increase in provision expense for the three and nine months ended September 30, 2023 reflects organic loan growth, a weaker economic forecast and higher net charge-offs relative to the same periods of 2022.

Additional discussion on credit quality and the ACL is included in the “Asset Quality and Risk Elements” section of MD&A in this Report.

Noninterest income

The following table presents the components of noninterest income for the periods indicated.

Table 5 - Noninterest Income
(in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Overdraft fees	$3,214	$2,778	$436	16%	$8,470	$8,038	$432	5%
ATM and debit card fees	4,145	3,857	288	7	11,857	12,038	(181)	(2)
Other service charges and fees	2,956	2,934	22	1	8,464	8,568	(104)	(1)
Total service charges and fees	10,315	9,569	746	8	28,791	28,644	147	1
Mortgage loan gains and related fees	6,159	6,297	(138)	(2)	17,264	29,420	(12,156)	(41)
Wealth management fees	6,451	5,879	572	10	17,775	17,759	16	—
Gains on sales of other loans	2,688	2,228	460	21	6,909	9,226	(2,317)	(25)
Lending and loan servicing fees	2,985	2,946	39	1	9,979	7,518	2,461	33
Securities losses, net	—	—	—		(1,644)	(3,688)	2,044
Other noninterest income:
Customer derivatives	806	470	336	71	1,963	1,790	173	10
Other investment gains (losses)	(1,245)	(1,492)	247		909	(3,333)	4,242
BOLI	2,711	2,020	691	34	6,007	5,241	766	15
Treasury management income	1,372	1,022	350	34	3,623	2,739	884	32
Other	(265)	2,983	(3,248)	(109)	6,997	9,037	(2,040)	(23)
Total other noninterest income	3,379	5,003	(1,624)	(32)	19,499	15,474	4,025	26
Total noninterest income	$31,977	$31,922	$55	—	$98,573	$104,353	$(5,780)	(6)

The increase in total service charges and fees was driven by the acquisitions of Progress and First Miami since the third quarter of 2022 and increases in transaction volume from existing customers. Overdraft fees for the nine months ended September 30, 2023 reflect the elimination of a returned item fee effective July 1, 2022.

Mortgage loan gains and related fees consist primarily of fees earned in our mortgage origination business, including secondary market gains on sales, derivative hedging gains and losses and fair value adjustments to our mortgage loans held for sale. It also includes our mortgage servicing business which includes servicing fees and fair value adjustments on our mortgage servicing rights asset. The change in mortgage income is strongly tied to the interest rate environment and industry conditions. We recognize the majority of the origination income on mortgages when customers enter into mortgage rate lock commitments, making our rate lock volume a significant driver of mortgage gains in any given period.

The decrease in mortgage loan gains and related fees in the first nine months of 2023 was driven by higher interest rates which reduced demand compared to same period of 2022, as shown in the following table. In addition, during the first nine months of 2023, we recorded a $623,000 negative fair value adjustment, including decay, to the mortgage servicing rights asset, compared to a $7.40 million positive fair value adjustment, including decay, during the first nine months of 2022.

Table 6 - Selected Mortgage Metrics
(dollars in thousands)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Mortgage rate locks	$304,415	$456,186	(33)%	$943,886	$1,810,839	(48)%
# of mortgage rate locks	846	1,213	(30)	2,668	4,622	(42)

Mortgage loans sold	$108,420	$93,183	16	$329,444	$460,232	(28)
# of mortgage loans sold	377	379	(1)	1,154	1,812	(36)

Mortgage loans originated:
Purchases	$184,608	$269,743	(32)	$610,036	$977,562	(38)
Refinances	26,860	47,533	(43)	89,339	300,128	(70)
Total	$211,468	$317,276	(33)	$699,375	$1,277,690	(45)

# of mortgage loans originated	614	841	(27)	1,969	3,243	(39)

Wealth management income for the three and nine months ended September 30, 2023 includes income from assets under management acquired in the First Miami transaction, which contributed approximately $600,000 to the periods presented.

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

Table 7 - Other Loan Sales
(in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Loans Sold	Gain	Loans Sold	Gain	Loans Sold	Gain	Loans Sold	Gain
Guaranteed portion of SBA/USDA loans	$26,381	$1,545	$20,405	$1,535	$70,223	$4,635	$87,867	$7,108
Equipment financing receivables	37,671	1,143	21,557	693	76,945	2,274	65,534	2,118
Total	$64,052	$2,688	$41,962	$2,228	$147,168	$6,909	$153,401	$9,226

Lending and loan servicing fees for the nine months ended September 30, 2023 increased compared to the same period of 2022 as a result of more favorable fair market value adjustments on our SBA loan servicing asset and an increase in fees generated by our equipment finance business. During the nine months ended September 30, 2023, we recorded negative fair value adjustments on our SBA servicing asset of $1.30 million compared to $2.14 million for the same period of 2022. Conversely, during the third quarter of 2023 we recorded a larger negative SBA servicing asset fair value adjustment of $1.24 million compared to $501,000 in the third quarter of 2022, which offset the increases in equipment finance fee income during the period.

During the nine months ended September 30, 2023 and 2022, we sold certain securities, which resulted in net securities losses. During 2023, proceeds from sales were used to fund loan growth and repay FHLB advances. During 2022, proceeds were reinvested in higher-yielding securities.

The change in other noninterest income for the three and nine months ended September 30, 2023 compared to the same periods of 2022 was primarily driven by the following factors:
•During the third quarter and first nine months of 2023, we recorded net unrealized gains on deferred compensation plan assets and fintech and limited partnership investments, which were partially offset by unrealized losses on equity securities. For the same periods of 2022, we recorded net unrealized losses on deferred compensation plan assets, equity securities and fintech investments, which were partially offset by unrealized gains on limited partnership investments.
•The increase in BOLI income for the three and nine months ended September 30, 2023 compared to the same periods of 2022 is mostly due to the additional policies that were obtained in connection with the Progress acquisition. Additionally, BOLI income for the 2023 periods presented includes a death benefit gain of approximately $1.03 million. During the nine months ended September 30, 2022, we recorded gains of $1.37 million.

•Other income for the quarter includes a $1.00 million loss on the disposal of two of our Tennessee branches, which mainly resulted from a $656,000 write down of the core deposit intangible associated with deposits sold in the transaction as well as losses on the buildings. In addition, we recorded collateral charges related to our derivative positions of $1.99 million and $3.31 million during the three and nine months ended September 30, 2023, respectively. This represents $1.74 million and $2.99 million increases compared to the same periods of 2022. The nine months ended September 30, 2023 also includes the gain on sale of a commercial insurance book of business of $1.59 million.

Noninterest Expenses

The following table presents the components of noninterest expenses for the periods indicated.

Table 8 - Noninterest Expenses
(in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	Percent	2023	2022	Amount	Percent
Salaries and employee benefits	$81,173	$67,823	$13,350	20%	$236,121	$208,062	$28,059	13%
Communications and equipment	10,902	8,795	2,107	24	31,654	27,718	3,936	14
Occupancy	10,941	9,138	1,803	20	31,024	27,381	3,643	13
Advertising and public relations	2,251	2,544	(293)	(12)	6,914	6,332	582	9
Postage, printing and supplies	2,386	2,190	196	9	7,305	6,308	997	16
Professional fees	7,006	4,821	2,185	45	19,670	14,670	5,000	34
Lending and loan servicing expense	2,697	2,333	364	16	7,546	7,746	(200)	(3)
Outside services - electronic banking	2,561	3,159	(598)	(19)	8,646	8,629	17	—
FDIC assessments and other regulatory charges	4,314	2,356	1,958	83	12,457	6,796	5,661	83
Amortization of intangibles	4,171	1,678	2,493	149	11,120	5,207	5,913	114
Other	6,904	6,172	732	12	22,785	16,066	6,719	42
Total excluding merger-related and other charges	135,306	111,009	24,297	22	395,242	334,915	60,327	18
Merger-related and other charges	9,168	1,746	7,422		21,444	17,905	3,539
Total noninterest expenses	$144,474	$112,755	$31,719	28	$416,686	$352,820	$63,866	18

The increase in salaries and employee benefits for the third quarter and first nine months of 2023 compared to the same periods of 2022 was primarily driven by the addition of Progress and First Miami employees and expansion of existing teams in our footprint. Full-time equivalent headcount totaled 3,151 at September 30, 2023, up from 2,826 at September 30, 2022, which represents a 12% increase. The increase also reflects our annual merit-based salary increases awarded at the beginning of the second quarter of 2023. These increases were partially offset by a reduction in commissions expense, primarily due to reduced mortgage production volume, as well as reduction in our bonus accrual and lower deferred origination costs.

Communications and equipment expense increased primarily due to incremental software contract costs and the growth in our network with the addition of recent acquisitions.

The increase in occupancy costs for the third quarter and first nine months of 2023 compared to the same periods of 2022 was mostly attributable to the additional operating lease costs associated with Progress and First Miami.

Professional fees increased for the third quarter and first nine months of 2023 compared to the same periods of 2022 mostly as a result of increased legal and consulting fees. The increase also reflects pre-conversion systems expense from the Progress and First Miami acquisitions.

The increase in FDIC assessments and other regulatory charges was primarily attributable to the 2 basis point assessment rate increase that went into effect for all banks on January 1, 2023, as well as an increased assessment base driven by higher average total assets partly resulting from the Progress and First Miami acquisitions.

Amortization of intangibles increased with the additional customer deposit intangibles recorded as a result of the Progress and First Miami acquisitions.

Increases in other noninterest expense were partly attributable to increases in fraud losses and travel expenses for the first nine months of 2023.

Merger-related and other charges for the third quarter and first nine months of 2023 were primarily related to the acquisitions of Progress and First Miami, branch closure costs and rebranding expenses.

Balance Sheet Review

Total assets at September 30, 2023 and December 31, 2022 were $26.9 billion and $24.0 billion, respectively. Total liabilities at September 30, 2023 and December 31, 2022 were $23.7 billion and $21.3 billion, respectively. Shareholders’ equity totaled $3.18 billion and $2.70 billion at September 30, 2023 and December 31, 2022, respectively.

Loans

Our loan portfolio is our largest category of interest-earning assets. The following table presents a summary of the loan portfolio by loan type as of September 30, 2023, of which approximately 75% was secured by real estate.

Table 9 - Loan Portfolio Composition
As of September 30, 2023

Consumer 1%
Owner occupied commercial real estate 18%
Manufactured housing 2%
Residential construction 2%
Home equity 5%
Income producing commercial real estate 23%
Residential mortgage 17%
Commercial & industrial 14%
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

Table 10 - Allocation of ACL
(in thousands)

	September 30, 2023		December 31, 2022
	ACL	% of loans in each category to total loans	ACL	% of loans in each category to total loans
Owner occupied commercial real estate	$23,984	18	$19,834	18
Income producing commercial real estate	45,588	23	32,082	21
Commercial & industrial	31,217	14	23,504	15
Commercial construction	20,639	10	20,120	10
Equipment financing	30,362	8	23,395	9
Total commercial	151,790	73	118,935	73
Residential mortgage	26,884	17	20,809	15
Home equity	9,799	5	8,707	6
Residential construction	2,874	2	2,049	3
Manufactured housing	9,378	2	8,098	2
Consumer	832	1	759	1
Total ACL - loans	201,557	100	159,357	100
ACL - unfunded commitments	18,067		21,163
Total ACL	$219,624		$180,520

ACL - loans as a percentage of total loans	1.11%		1.04%
ACL - loans as a percentage of nonaccrual loans	224		360
The increase in the total ACL since December 31, 2022 was partially driven by a weaker economic forecast and the initial ACL established for loans and unfunded commitments acquired in connection with the Progress and First Miami transactions on January 3, 2023 and July 1, 2023, respectively. The initial ACL for Progress loans and unfunded commitments totaled $11.5 million and $1.65 million, respectively. The initial ACL for First Miami loans and unfunded commitment totaled $7.64 million and $84,000, respectively. The impact of the acquisitions on the ACL for unfunded commitments was more than offset by the overall decrease in unfunded commitments, which resulted in a negative provision for unfunded commitments of $3.10 million for the nine months ended September 30, 2023. See Provision for Credit Losses discussion within this MD&A for further information.

The following table presents a summary of net charge-offs to average loans for the periods indicated.

Table 11 - Net Charge-offs to Average Loans
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net charge-offs (recoveries)
Owner occupied commercial real estate	$582	$(90)	$467	$(1,631)
Income producing commercial real estate	3,011	176	6,501	(230)
Commercial & industrial	17,542	(744)	20,513	1,883
Commercial construction	(49)	10	(191)	(507)
Equipment financing	6,325	1,121	12,237	2,295
Residential mortgage	(129)	(66)	(259)	(214)
Home equity	(2,784)	(102)	(2,810)	(529)
Residential construction	341	(109)	949	(208)
Manufactured housing	1,168	220	2,416	519
Consumer	631	718	2,298	1,665
Total net charge-offs	$26,638	$1,134	$42,121	$3,043

Average loans
Owner occupied commercial real estate	$3,240,648	$2,680,906	$3,136,798	$2,650,505
Income producing commercial real estate	3,956,141	3,274,246	3,719,663	3,291,809
Commercial & industrial	2,563,692	2,237,096	2,497,002	2,285,443
Commercial construction	1,820,224	1,508,481	1,785,226	1,487,598
Equipment financing	1,544,284	1,241,322	1,494,726	1,184,201
Residential mortgage	3,017,081	2,065,662	2,832,109	1,930,781
Home equity	947,027	813,637	932,424	791,673
Residential construction	437,235	400,680	466,201	382,549
Manufactured housing	346,518	292,648	337,578	278,449
Consumer	182,552	143,719	175,483	143,462
Total average loans	$18,055,402	$14,658,397	$17,377,210	$14,426,470

Net charge-offs to average loans (1)
Owner occupied commercial real estate	0.07%	(0.01)%	0.02%	(0.08)%
Income producing commercial real estate	0.30	0.02	0.23	(0.01)
Commercial & industrial	2.71	(0.13)	1.10	0.11
Commercial construction	(0.01)	—	(0.01)	(0.05)
Equipment financing	1.62	0.36	1.09	0.26
Residential mortgage	(0.02)	(0.01)	(0.01)	(0.01)
Home equity	(1.17)	(0.05)	(0.40)	(0.09)
Residential construction	0.31	(0.11)	0.27	(0.07)
Manufactured housing	1.34	0.30	0.96	0.25
Consumer	1.37	1.98	1.75	1.55
Total	0.59	0.03	0.32	0.03
(1) Annualized.

Nonperforming Assets

The table below summarizes NPAs for the periods indicated. NPAs include nonaccrual loans, OREO and repossessed assets. The increase in nonaccrual loans since December 31, 2022 is primarily driven by a small population of large commercial loans that moved to nonaccrual status and an increase in nonaccrual manufactured housing loans during the first nine months of 2023, which contributed to $46.4 million and $9.50 million of the increase, respectively. Additionally in the third quarter of 2023, $7.91 million of equipment financing loans moved to nonaccrual status. These additions were partially offset by reductions in nonaccrual loans resulting from repayments, payoffs, and charge-offs as well as loans returning to accrual status. Most notably, during the third quarter of 2023, we charged off $19.0 million in nonaccrual loans related to one relationship, which contributed to the decrease in NPAs since the second quarter of 2023.

Table 12 - NPAs
(in thousands)

	September 30, 2023	December 31, 2022
Nonaccrual loans	89,818	44,232
OREO and repossessed assets	1,065	49
Total NPAs	$90,883	$44,281

Nonaccrual loans as a percentage of total loans	0.49%	0.29%
NPAs as a percentage of total assets	0.34	0.18

A loan is placed on nonaccrual status when, in the opinion of management, the full principal and interest on a loan is not likely to be collected, or when the loan becomes 90 days past due. A loan may continue on accrual after 90 days with senior management approval if it is well collateralized and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Interest payments received on nonaccrual loans are applied to reduce the loan’s amortized cost. Loans are generally returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance and future payments are reasonably assured.

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

Table 13 - Investment Securities
(in thousands)

	September 30, 2023		December 31, 2022
	Carrying Value	% of portfolio	Carrying Value	% of portfolio	$ Change
AFS	$3,182,112	56%	$3,614,333	58%	$(432,221)
HTM	2,518,773	44	2,613,648	42	(94,875)
Total investment securities	$5,700,885		$6,227,981		$(527,096)

Investment securities as a % of total assets	21%		26%

Table 14 - Investment Securities Portfolio Composition
As of September 30, 2023
(in thousands)

Commercial MBS, 23%
Corporate bonds, 3%
Asset-backed securities, 3%
Supranational entities, < 1 %
U.S. Treasuries, 5%
U.S. Government
agencies & GSEs, 6%
State and political subdivisions, 8%
Residential MBS, 52%

In the first quarter of 2023, we sold $381 million in AFS securities, including approximately $111 million in securities received through the Progress acquisition, primarily for the purpose of providing liquidity to fund loan growth. For the same reason, during the third quarter of 2023, we sold approximately $215 million in securities received through the First Miami acquisition.
During the second quarter of 2023, we entered into a fair value hedge on a portion of our AFS securities portfolio in order to mitigate the impact of any potential future unrealized losses on our tangible common equity. The notional value of the securities hedged totaled $666 million as of September 30, 2023. Gains and losses related to the hedge and hedged item are reflected in investment securities interest income. During the third quarter of 2023, we recorded net gains on the hedge and hedged item of $3.77 million, including interest accruals. See Note 7 to the financial statements for further detail.
At September 30, 2023, HTM debt securities had a fair value of $1.99 billion, indicating net unrealized losses of $526 million. Additional unrealized losses on HTM debt securities of $70.4 million (pre-tax) were included in AOCI as a result of the transfer of AFS debt securities to HTM in 2022. Unrealized losses were primarily attributable to changes in interest rates.
In accordance with CECL, our HTM debt securities portfolio is evaluated quarterly to assess whether an ACL is required. We measure expected credit losses on HTM debt securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. At September 30, 2023 and December 31, 2022, calculated credit losses on HTM debt securities were de minimis due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies, GSEs, high credit quality municipalities and supranational entities. As a result, no ACL for HTM debt securities was recorded.
For AFS debt securities in an unrealized loss position, if we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the security's amortized cost basis is written down to fair value through income. Absent circumstances when an AFS security would be sold, we evaluate whether the decline in fair value has resulted from credit losses or other factors. The evaluation considers factors such as the extent to which fair value is less than amortized cost, changes to the security’s rating, and adverse conditions specific to the security. If the evaluation indicates a credit loss exists, an ACL may be recorded, with such allowance limited to the amount by which fair value is below amortized cost. Any impairment unrelated to credit factors is recognized in OCI. At September 30, 2023 and December 31, 2022, there was no ACL related to the AFS debt securities portfolio. Unrealized losses at September 30, 2023 and December 31, 2022 primarily reflected the effect of changes in interest rates.

Goodwill and Other Intangible Assets

Goodwill represents the premium paid for acquired companies above the net fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Management evaluates goodwill annually, or more frequently if necessary, to determine if any impairment exists. At September 30, 2023 and December 31, 2022, the net carrying amount of goodwill was $920 million and $751 million, respectively.

We also have core deposit and customer relationship intangible assets, representing the value of acquired deposit and customer relationships, respectively, which are amortizing intangible assets. Amortizing intangible assets are required to be tested for impairment only when events or circumstances indicate that impairment may exist.

In connection with the acquisition of Progress in the first quarter of 2023, we recorded goodwill and a core deposit intangible of $146 million and $40.0 million, respectively. In connection with the acquisition of First Miami in the third quarter of 2023, we recorded goodwill and a core deposit intangible of $23.2 million and $18.0 million, respectively. See Note 4 to the financial statements for further information about these acquisitions. Also during the third quarter of 2023, United reduced its core deposit intangible related to the Reliant acquisition by $656,000 as a result of the sale of core deposits in connection with a whole branch disposal.

Deposits

Customer deposits are the primary source of funds for the continued growth of our earning assets. We believe our high level of service, as evidenced by our strong customer satisfaction scores, has been instrumental in attracting and retaining customer deposit accounts. The increase in deposits since December 31, 2022 was mostly driven by the deposits assumed in the Progress and First Miami transactions, although we also generated organic growth by increasing the rates offered on deposits to remain competitive in the market in the midst of the rising rate environment. As of September 30, 2023, we had approximately $8.79 billion of uninsured deposits, of which $2.28 billion was collateralized by investment securities.

Table 15 - Deposits
(in thousands)

	September 30, 2023	December 31, 2022
Noninterest-bearing demand	$6,782,031	$7,643,081
NOW and interest-bearing demand	5,349,335	4,350,878
Money market and savings	6,957,028	5,967,017
Time	3,554,619	1,781,482
Total customer deposits	22,643,013	19,742,458
Brokered deposits	214,855	134,049
Total deposits	$22,857,868	$19,876,507

Borrowing Activities

At both September 30, 2023 and December 31, 2022, we had long-term debt outstanding of $325 million, which includes senior debentures, subordinated debentures, and trust preferred securities. Also at December 31, 2022, we had short-term borrowings outstanding of $159 million, which was mostly comprised of repurchase agreements, and we had $550 million of FHLB advances outstanding. At September 30, 2023, there were $37.3 million in short-term borrowings outstanding, which represents repurchase agreements obtained in connection with the First Miami transaction. There were no FHLB advances outstanding at September 30, 2023. The need to utilize short-term funding sources since December 31, 2022 has decreased as a result of the sale of investment securities noted above and growth in customer and brokered deposits, which allowed us to fund loan growth and repay short-term borrowings.

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

Table 16 - Interest Sensitivity
(in thousands)

	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	September 30, 2023		December 31, 2022
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	0.42%	(1.09)%	6.97%	4.33%
100 basis point increase	0.26	(0.62)	3.53	2.85
100 basis point decrease	(1.11)	(0.15)	(3.78)	(3.12)
200 basis point decrease	(3.65)	(0.32)	(8.39)	(5.07)
The current environment is marked by the most rapid rate increases in decades, which, in part, has made non-bank products, such as U.S. Treasuries and money market funds, more attractive to our deposit customers. For this and other reasons, the banking industry’s deposit base has been shrinking since the first half of 2022. This industry-wide outflow of deposits has increased price competition for bank deposits. As such, industry deposit betas, including ours, have been increasing at a faster pace relative to the last rising rate cycle. Deposit beta is a measure of the change in a bank’s average rate paid on deposits to the change in the federal funds rate. Our cumulative total deposit beta for the current rising rate cycle increased to 37% in the third quarter of 2023, excluding First Miami. Our cumulative total deposit beta in the last upward rate cycle from November 2015 to July 2019 was 22%.
Our interest sensitivity model includes significant key assumptions which may change over time. Although our model generally assumes no change in deposit portfolio size or composition, we have included an assumption for the runoff of surge deposits since 2021. In the second quarter of 2023, in response to the rapid rate increases mentioned above, we increased the beta assumption in our model. As of September 30, 2023, the modeled total deposit beta, which is measured as the change in our overall deposit rate as a percentage of the change in the targeted Federal Funds rate, was 39%. A higher total deposit beta assumption generally indicates a less asset sensitive balance sheet and lowers the expected increase in net interest revenue in the increasing rate scenarios.

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
At September 30, 2023, we had sufficient qualifying collateral to provide borrowing capacity for FHLB advances of $1.88 billion, Federal Reserve discount window borrowing capacity of $2.73 billion and Federal Reserve Bank Term Funding Program capacity of $2.03 billion. We also had unpledged investment securities of $1.53 billion that could be used as collateral for additional borrowings. In addition, we believe we have the ability to attract retail deposits by competing more aggressively on pricing.
In addition, because the Holding Company is a separate entity and apart from the Bank, it must provide for its own liquidity. The Holding Company is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities. The Holding Company currently has internal capital resources to meet these obligations. While the Holding Company has access to the capital markets, the ultimate sources of its liquidity are subsidiary service fees and dividends from the Bank, which are limited by applicable law and regulations. A South Carolina state-chartered bank is permitted to pay a dividend of up to 100% of its current year earnings without requesting approval of the South Carolina Board of Financial Institutions, provided certain conditions are met. Holding Company liquidity is managed to a minimum of 15-months of anticipated cash expenditures after considering all of its liquidity needs over this period.
Significant uses and sources of cash during the nine months ended September 30, 2023 are as follows. See the consolidated statement of cash flows for further detail.
•Net cash provided by operating activities of $272 million reflects net income of $173 million adjusted for non-cash transactions, partly offset by changes in loans held for sale and other assets. Significant non-cash transactions for the period included a $74.8 million provision for credit losses and net depreciation, amortization, and accretion of $34.0 million.
•Net cash used in investing activities of $2.37 million primarily consisted of a net increase in loans of $875 million, purchases of AFS securities and outflows for equity investments totaling $429 million and net cash paid to dispose of two of our Tennessee branches of $93.6 million. These uses of cash were partially offset by proceeds from securities sales, maturities and calls of $1.12 billion, net cash received in the acquisitions of First Miami and Progress of $208 million and equity investment inflows of $124 million.
•Net cash used in financing activities of $157 million was driven by a net increase in deposits of $886 million, partially offset by net repayments of FHLB advances of $645 million, a net decrease in short-term borrowings of $310 million, and dividends on common and preferred stock of $82.4 million.
In the opinion of management, our liquidity position at September 30, 2023 was sufficient to meet our expected cash flow requirements for the foreseeable future.
Capital Resources and Dividends

Shareholders’ equity at September 30, 2023 was $3.18 billion, an increase of $483 million from December 31, 2022 primarily due to equity issued in the Progress and First Miami acquisitions and year-to-date earnings, partially offset by dividends declared on common and preferred stock.

The following table shows capital ratios, as calculated under applicable regulatory guidelines, at September 30, 2023 and December 31, 2022. As of September 30, 2023, capital levels remained characterized as “well-capitalized” under regulatory requirements in effect at the time. Additional information related to capital ratios is provided in Note 14 to the consolidated financial statements.

Table 17 - Capital Ratios

				United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum	Well- Capitalized	Minimum Capital Plus Capital Conservation Buffer	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Risk-based ratios:
CET1 capital	4.5%	6.5%	7.0%	12.15%	12.26%	12.26%	12.83%
Tier 1 capital	6.0	8.0	8.5	12.60	12.81	12.26	12.83
Total capital	8.0	10.0	10.5	14.45	14.79	13.25	13.70
Leverage ratio	4.0	5.0	N/A	9.70	9.69	9.43	9.69

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk as of September 30, 2023 from that presented in our 2022 10-K. Our interest rate sensitivity position at September 30, 2023 is set forth in Table 16 in MD&A of this Report and incorporated herein by this reference.

Item 4.    Controls and Procedures

    (a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of September 30, 2023. Based on that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

    (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Items 1A. Risk Factors

Except with respect to the additional risk factors related to the First Miami acquisition, which are set forth on pages 22 through 23 of the prospectus filed with the SEC on April 24, 2023 pursuant to Securities Act Rule 424(b)(3) (and incorporated herein by this reference), there have been no material changes to the risk factors previously disclosed in the 2022 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table contains information regarding purchases of our preferred stock made during the quarter ended September 30, 2023 by or on behalf of United or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Preferred Stock Depositary Share Repurchases
(Dollars in thousands, except for per share amounts)	Total Number of Depositary Shares Purchased	Average Price Paid per Depositary Share	Total Number of Depositary Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2023 - July 31, 2023	59,549	$20.89	59,549	$23,534
August 1, 2023 - August 31, 2023	150,139	20.62	150,139	20,438
September 1, 2023 - September 30, 2023	34,324	21.84	34,324	19,688
Total	244,012	$20.86	244,012

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

101
Interactive data files for United Community Bank, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements of Changes in Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from United Community Bank’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (formatted in Inline XBRL and included in Exhibit 101)

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

Date: November 3, 2023