Form 10-K
period 2023-12-31
UNITED COMMUNITY BANKS INC
filed 2024-02-23
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the closing price ($24.99 per share) of such common equity, as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $2,869,067,214.
As of January 31, 2024, there were 119,080,859 shares of United Community Banks, Inc.’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders to be held on May 15, 2024 (the “2024 Proxy Statement”) are incorporated herein into Part III by reference.

Glossary of Defined Terms

The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
Affected Benchmarks	LIBOR and other benchmark rates dependent on the availability of LIBOR
AFS	Available-for-sale
ALCO	Asset/Liability Management Committee
AOCI	Accumulated other comprehensive income (loss)
Aquesta	Aquesta Financial Holdings, Inc. and its wholly-owned subsidiary, Aquesta Bank
ARR	Alternative reference rate
ASC	Accounting Standards Codification
ASC 326	ASC Topic 326, Financial Instruments - Credit Losses
ASU	Accounting standards update
BHC Act	Bank Holding Company Act of 1956, as amended
Bank	United Community Bank
Board	United Community Banks, Inc., Board of Directors
BOLI	Bank owned life insurance
BSBY	Bloomberg Short-Term Bank Yield Index
CECL	Current expected credit loss model
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CME	Chicago Mercantile Exchange
Company	United Community Banks, Inc. (interchangeable with "United" below)
CRA	Community Reinvestment Act
CVA	Credit valuation adjustment
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DRIP	Dividend Reinvestment and Stock Purchase Plan
DTA	Deferred tax asset
DTL	Deferred tax liability
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDM	Modification made to borrowers experiencing financial difficulty
Federal Reserve	Federal Reserve System
FHLB	Federal Home Loan Bank
FinCEN	Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority
FinTrust	FinTrust Capital Partners, LLC, and its operating subsidiaries, FinTrust Capital Advisors, LLC, FinTrust Capital Benefits Group, LLC and FinTrust Brokerage Services, LLC
First Miami	First Miami Bancorp, Inc. and its wholly-owned subsidiary, First National Bank of South Miami
Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully taxable equivalent
GADBF	Georgia Department of Banking and Finance
GAAP	Accounting principles generally accepted in the United States of America

GLB Act	Gramm-Leach-Bliley Act
GSE	U.S. government-sponsored enterprise
Holding Company	United Community Banks, Inc. on an unconsolidated basis
HTM	Held-to-maturity
LIBOR	United States Dollar London Interbank Offered Rate
LIHTC	Low income housing tax credits
MBS	Mortgage-backed securities
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Modified Retirement Plan	United's unfunded noncontributory defined benefit pension plan
Nasdaq	National Association of Securities Dealers Automated Quotations Stock Market
Navitas	Navitas Credit Corp.
NOW	Negotiable order of withdrawal
NPA	Nonperforming asset
OCI	Other comprehensive income
OREO	Other real estate owned
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCD	Purchased credit deteriorated loans
Progress	Progress Financial Corporation and its wholly-owned subsidiary, Progress Bank & Trust
PSU	Performance based restricted stock unit awards with market conditions
Reliant	Reliant Bancorp, Inc. and its wholly-owned subsidiary, Reliant Bank
Report	Annual Report on Form 10-K
ROU asset	Right-of-use asset
RWA	Risk-weighted assets
SBA	United States Small Business Administration
SCBFI	South Carolina Board of Financial Institutions
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SIPC	Securities Investor Protection Corporation
Term SOFR	Forward-looking term rate based on SOFR
TDR	Troubled debt restructuring
U.S. Treasury	United States Department of the Treasury
UCBI	United Community Banks, Inc. and its direct and indirect subsidiaries
UCMS	United Community Mortgage Services
UCPS	United Community Payment Systems, LLC
United	United Community Banks, Inc. and its direct and indirect subsidiaries
USDA	United States Department of Agriculture

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
Because forward-looking statements relate to the future, they are subject to known and unknown risks, uncertainties, assumptions and changes in circumstances, many of which are out of our control, and that are difficult to predict as to timing, extent, likelihood and degree of occurrence, and that could cause actual results to differ materially from the results implied or anticipated by the statements. Except as required by law, we expressly disclaim any obligations to publicly update any forward-looking statements whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those described in detail under Item 1A of this Report - “Risk Factors” - include, but are not limited to the following:
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
•potential fluctuations or unanticipated changes in the interest rate environment, including interest rate changes made by the Federal Reserve, replacements or reform of interest rate benchmarks, as well as cash flow reassessments may reduce net interest margin and/or the volumes and values of loans made or held as well as the value of other financial assets;
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

ITEM 1. BUSINESS

Overview

United Community Banks, Inc. is a Georgia corporation incorporated in 1987 and headquartered in Blairsville, Georgia. We are a bank holding company under the BHC Act and a financial holding company under the GLB Act. We provide diversified financial services primarily through our principal subsidiary, United Community Bank. The Bank was founded in 1950 as a Georgia state-chartered bank and converted to a South Carolina state-chartered bank effective on July 1, 2021. We have grown through a combination of acquisitions and strategic growth throughout Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama as well as nationally through our SBA/USDA lending and equipment finance businesses. As of December 31, 2023 we had consolidated total assets of $27.3 billion.

As a financial holding company, we coordinate the financial resources of the consolidated enterprise and maintain systems of financial, operational, and administrative control intended to coordinate selected policies and activities, including as described in Item 9A of Part II.

Recent Developments

Acquisition of Progress

On January 3, 2023, we completed the acquisition of Progress, a bank headquartered in Huntsville, Alabama. Progress operated 13 branches in Alabama and the Florida Panhandle. In this acquisition, we acquired total assets of $1.90 billion, including total loans of $1.44 billion, and total liabilities of $1.60 billion, including deposits of $1.33 billion.

Acquisition of First Miami

On July 1, 2023, we completed the acquisition of First Miami, a bank headquartered in South Miami, Florida. First Miami operated 3 offices in the Miami metropolitan area. In this acquisition, we acquired total assets of $1.02 billion, including total loans of $577 million, and total liabilities of $931 million, including total deposits of $865 million. In addition, the First Miami acquisition enhanced our offerings of non-traditional bank products - private banking, trust and wealth management.

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

Lending Activities

We offer a full range of lending services, including real estate, consumer and commercial loans, to individuals, small businesses, mid-sized commercial businesses and non-profit organizations. We also originate loans partially guaranteed by the SBA and to a lesser extent by the USDA loan programs. Our consolidated loans at December 31, 2023 were $18.3 billion, or 67% of total consolidated assets. The interest rates that we charge on loans vary with the degree of risk, maturity and amount of the loan, and are further subject to competitive pressures, deposit costs, availability of funds and government regulations.

The most significant categories of our loans are those to finance owner occupied real estate, commercial income property, commercial and industrial equipment and operating loans, and consumer loans secured by personal residences. A majority of our loans are made on a secured basis.

The majority of our loans are to customers located in the immediate market areas of our banking locations in Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama, including customers who have a seasonal residence in our market areas. We originate a significant portion of our SBA/USDA and equipment finance loans on a national basis, to customers outside of our immediate market areas.

Our full-service retail mortgage lending division, UCMS, is approved as a seller/servicer for the Fannie Mae and the Freddie Mac and provides fixed and adjustable-rate home mortgages. During 2023, the Bank originated $903 million in residential mortgage loans for the purchase of homes and to refinance existing mortgage debt. Approximately 50% of these mortgages were sold into the secondary market without recourse to us, other than for breaches of warranties. We have retained the servicing on most of our mortgage loans sold.
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

Other General Information

Subsidiaries

Our consolidated operating subsidiaries at December 31, 2023 are listed in Exhibit 21 of this Report. Technical and regulatory details follow:

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

These factors, and their impacts on us, often are mixed rather than consistently positive or negative. For example, low interest rates reduce the interest income we earn, reduce our costs of funding, tend to stimulate economic activity and loan growth, and, through lower debt service, tend to ease financial pressure on clients, reducing default risk. A steeper yield curve, one with long-term interest rates noticeably higher than short-term rates, is generally positive for our net interest margin as lower short rates will keep our deposit costs down while higher long rates will support the rates we can charge on lending. But if short-term rates are expected to fall, that expectation may be reflected in the longer-term rates resulting in a flattened or inverted yield curve, causing our margins to suffer. Moreover, the Federal Reserve tends to lower rates in response to, or to avoid, a weakening economy. Economic weakness tends to diminish client borrowing and other activities that otherwise benefit our performance.

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

Human Resources Management

As of December 31, 2023 we had 3,121 full-time equivalent employees compared to 2,843 at December 31, 2022. None of our employees are represented by a union, collective bargaining agreement or similar arrangement, and we have not experienced any labor disputes or strikes arising from any organized labor groups. Our employees support our vision to follow what we call “The Golden Rule of Banking” – to treat each other, and our customers, the way we would like to be treated. We believe that our ability to earn the trust of our customers and deliver exceptional customer service hinges on our culture, which in turn depends upon the dedication and engagement of our employees. When employees are dedicated and engaged, they take extra steps for our customers. We have a community bank mindset, empowering employees to make decisions at the local level, while arming our employees with the products, services, and centralized support of a larger institution. We are committed to attracting and retaining talented employees whose values align with our customer service mission, creating meaningful opportunities for training and advancement, and being an extraordinary place to work.

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

In 2020, we formed the “Power of U,” an advisory group comprised of a cross functional representation of non-management employees. The Power of U offers two-way communication between employees from across the organization and between employees and management, adding social factors contributing to a culture of belonging, reward, recognition and engagement. It provides alternative channels of communication for team members to ensure that ideas, suggestions, and issues that come from the ground floor are shared with senior leadership.

Oversight and Management

Our Board and its Talent and Compensation Committee provide oversight on human capital matters, including overall compensation philosophy, equity award programs, diversity and inclusion and succession planning. Our Human Resources, Legal and Compliance departments develop policies associated with our labor and human capital practices, identify risks, and implement practices to mitigate those risks, under the oversight of the Board and its committees. At the management level, our Employee Retirement Plan Committee is responsible for reviewing and approving our 401(k) retirement program. Our Incentive Compensation Committee is responsible for overseeing, reviewing and approving the non-executive incentive compensation plans for our employees and for assessing the risks associated with those incentive compensation plans.

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

Talent Development

Through our talent development initiatives, such as the Manager Development Program, our internal team and subject matter experts provide our employees with quality continuing education on a variety of topics. Participation in continuing education is expected and supported so our employees stay informed and up to date on information, skills and systems.

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

Employee Engagement Surveys

The Best Banks to Work For program, initiated in 2013 by American Banker and Best Companies Group, identifies and recognizes U.S. banks for outstanding employee satisfaction. We are honored to have been named one of American Banker’s 2023 Best Banks to Work For, an award we’ve received for seven consecutive years.

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

In addition to the impact of regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control money supply and credit availability in order to influence the economy. Also, the Bank and certain of its affiliates are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit, leases or sales of property, or furnishing products or services.

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

During 2023, 2022 and 2021, the Bank paid dividends to the Holding Company of $198 million, $133 million and $217 million, respectively. The Holding Company declared quarterly cash dividends on its common stock in 2023, 2022 and 2021 totaling $0.92, $0.86 and $0.78 per share, respectively.

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

The payment of dividends by the Holding Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines imposed by regulators or debt covenants. For example, as discussed under Capital Adequacy below, our ability to pay dividends would be restricted if our capital ratios fell below minimum regulatory requirements plus a capital conservation buffer.

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

As of December 31, 2023, the Bank qualified as “well-capitalized” under the regulatory capital requirements discussed above. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. Institutions generally are not allowed to publicly disclose examination results.

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

FDIC Insurance Assessments; Deposit Insurance Fund

The Bank’s deposits are insured by the FDIC up to $250,000 per depositor subject to applicable limitations through the Deposit Insurance Fund. As a result, the Bank must pay deposit insurance assessments to the FDIC. The FDIC imposes a risk-based deposit premium assessment system to determine assessments based on a number of factors to measure the risk each institution poses to the Deposit Insurance Fund. The assessment rate is applied to our total average assets less tangible equity. Under the current system, premiums are assessed quarterly and could increase if, for example, criticized loans and/or other higher risk assets increase or balance sheet liquidity decreases. Because the Bank exceeds $10 billion in assets, the FDIC uses a “scorecard” system to calculate our assessments. Key factors include: the institution’s risk category; whether the institution is deemed large and highly complex; whether the institution qualifies for an unsecured debt adjustment; and whether the institution is burdened with a brokered deposit adjustment. Other factors can impact the base against which the applicable rate is applied, including (for example) whether a net loss is realized. The FDIC also has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. In October 2022, the FDIC announced a uniform 2 basis point increase in the deposit insurance assessment rate beginning in the first quarterly assessment period of 2023, with the intended purpose of having the Deposit Insurance Fund reach its statutory limit of 1.35 percent by the statutory deadline of September 30, 2028. During the fourth quarter of 2023, the FDIC implemented a special assessment to recover the loss to the Deposit Insurance Fund arising from the protection of uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. In accordance with the special assessment, United will pay $10.0 million over eight quarters beginning with the first quarterly assessment period of 2024.

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

The scope and content of federal bank regulatory agencies’ policies on executive compensation are continuing to develop and are likely to continue evolving in the future. We cannot predict what future policies may be adopted, nor how they may be implemented and, therefore, it cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate our key employees.

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

As of December 31, 2023, we are a financial holding company and we have a number of financial subsidiaries, as discussed in Subsidiaries in this Item.

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

Our primary areas of competition include: consumer and commercial deposits, commercial loans, consumer loans including home mortgages and lines of credit, financial planning and wealth management and other consumer and commercial financial products and services. Our competitors in these areas include national, state and non-U.S. banks, credit unions, savings and loan associations, consumer finance companies, mortgage banking firms, trust companies, securities brokerage firms, investment counseling firms, insurance companies and agencies, money market funds and other mutual funds, hedge funds and other financial services companies that serve in our markets. The emergence of non-traditional, disruptive service providers (see Industry Disruption section below) has intensified this competitive environment. In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as check-cashing, automatic transfer and automatic payment systems and “peer-to-peer” lending in which investors provide debt financing and/or capital directly to borrowers. While traditional banks are subject to the same regulatory framework as we are, nonbanks experience a significantly different or reduced degree of regulation as well as lower cost structures. We may face a competitive disadvantage as a result of our smaller size, more limited geographic diversification and inability to spread costs across broader markets. In addition, larger institutions may have the advantage of being perceived by the public as more secure in times of financial uncertainty as evidenced by the migration of deposits to large banks in response to recent bank failures. Although we compete by concentrating marketing efforts in our primary markets with local advertisements, personal contacts and greater flexibility and responsiveness in working with local customers, customer loyalty can be easily influenced by a competitor’s new products and our strategy may or may not continue to be successful. Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability which, in turn, could have a material adverse effect on our business, financial condition and results of operations. We may also be affected by the marketplace loosening of credit underwriting standards and structures.

STRATEGIC AND MACRO RISKS
We may be unable to successfully implement our strategy to grow our commercial and consumer banking businesses.

Although our current strategy is expected to evolve as business conditions change, in 2024 our strategy is to continue to invest resources in our banking businesses and operations as we integrate the businesses and operations of our recent acquisitions, including Progress and First Miami, and seek to exploit opportunities for cost and revenue synergies. In the future, we expect to continue to nurture profitable organic growth as well as pursue acquisitions or strategic transactions if appropriate opportunities, within or outside of our current markets, present themselves. Our failure or inability to successfully implement those strategies could have a material and adverse effect on our results of operation and financial condition.

Failure to achieve one or more key elements needed for successful business acquisitions (including the integration of those businesses) could adversely affect our business and earnings.

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
•our inability to combine the franchise values of businesses that we acquire with those of ours without significant loss of employees or customers from re-branding and other similar changes; or
•our inability to retain core clients and key employees.

Failure to achieve one or more key elements needed for successful organic growth could adversely affect our business and earnings.

There are a number of risks to the successful execution of our organic growth strategy that could result in a material and adverse effect upon our results of operation and financial condition. These risks include, without limitation, the following:

•our inability to attract and retain clients in our banking market areas, particularly as we integrate our recent acquisitions, including Progress and First Miami;
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
•our inability to maintain loan quality while, at the same time, creating loan growth;
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
•our inability to manage effectively and efficiently the changes and adaptations necessitated by a complex, burdensome, and evolving regulatory environment.

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
Failure to keep pace with changing customer habits regarding the manner in which customers use financial services could hinder ongoing customer acquisition and retention efforts.

We provide a large number of services remotely (online and mobile), and physical branch utilization has been in long-term decline throughout the industry for many years. Technology has helped us reduce costs and improve service, but also has weakened traditional geographic and relationship ties, and has allowed disruptors to enter traditional banking areas by providing payment and exchange services that compete directly with banks in ways not previously possible. Through digital marketing and service platforms, many banks are making client inroads unrelated to physical presence. This competitive risk is especially pronounced from the largest U.S. banks, and from online-only banks, due in part to the investments they are able to sustain in their digital platforms.

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

Deposit and loan fraud continue to be major sources of fraud attempts and loss. The sophistication and methods used to perpetrate fraud continue to evolve as technology changes. In addition to cybersecurity risk (discussed below), new technologies have made it easier for bad actors to obtain and use client personal information, mimic signatures and otherwise create false documents that look genuine. The industry fraud threat continues to evolve, including but not limited to card fraud, check fraud, social engineering and phishing attacks for identity theft and account takeover. Additionally, the use of artificial intelligence and quantum computing could exacerbate many of these risks. Our anti-fraud measures are both preventive and, when necessary, responsive; however, some level of fraud loss is unavoidable, and the risk of a major loss cannot be eliminated.

Our ability to conduct and grow our businesses depends in part upon our ability to create, maintain, expand, and evolve an appropriate operational and organizational infrastructure, manage expenses, and recruit and retain personnel with the ability to manage a complex business.

Operational risk can arise in many ways, including: errors related to failed or inadequate physical, operational, information technology, or other processes; faulty or disabled computer or other technology systems; fraud, theft, physical security breaches, electronic data and related security breaches, or other criminal conduct by associates or third parties; and exposure to other external events. Inadequacies may present themselves in myriad ways. Actions taken to manage one risk may be ineffective against others. For example, information technology systems may be sufficiently redundant to withstand a fire, incursion, malware, or other major casualty, but they may be insufficiently adaptable to new business conditions or opportunities. Efforts to make systems more robust may make them less adaptable, and vice-versa. Also, our effort to maximize operating leverage, which is a significant priority for us, increases our operational challenges as we strive to maintain high quality client service and compliance.

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

Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks. Among other things, damage can occur due to outright theft or extortion of our funds, fraud or identity theft perpetrated on clients, or adverse publicity associated with a breach and its potential effects. Perpetrators potentially can be associates, clients, and certain vendors, all of whom legitimately have access to some portion of our systems, as well as outsiders with no legitimate access. These risks are heightened through the increasing use of digital and mobile solutions which allow for rapid money movement and increase the difficulty to detect and prevent fraudulent transactions. Additionally, the use of artificial intelligence and quantum computing could exacerbate many of these risks. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches (including breaches of security of customer systems and networks) and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.

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

We have implemented a risk management framework to mitigate our risk and loss exposure. This framework is comprised of various processes, systems and strategies, and is designed to identify, measure, monitor, report and manage the types of risk to which we are subject, including, among others, credit risk, interest rate risk, liquidity risk, legal and regulatory risk, cybersecurity risk, compliance risk, strategic risk, reputational risk and operational risk related to its employees, systems and vendors, among others. Any system of control and any system to reduce risk exposure, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met and will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to us. Additionally, instruments, systems and strategies used to hedge or otherwise manage exposure to various types of interest rate, price, legal and regulatory compliance, credit, liquidity, operational and business risks and enterprise-wide risk could be less effective than anticipated. As a result, we may not be able to effectively mitigate our risk exposures in particular market environments or against particular types of risk. If our risk management framework is not effective, we could suffer unexpected losses and become subject to litigation, negative regulatory consequences, or reputational damage among other adverse consequences, any of which could result in our business, financial condition, results of operations or prospects being materially adversely affected.

Competition for talent is substantial and increasing. Moreover, revenue growth in some business lines increasingly depends upon top talent.

In recent years, our cost of hiring and retaining top revenue-producing talent has increased, and that trend is likely to continue. We have assembled a management team which has substantial background and experience in banking and financial services in our markets. Moreover, much of our organic loan growth in recent years was the result of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. We anticipate deploying a similar hiring strategy in the future. It is also not uncommon for other financial institutions to deploy this strategy as well and there is a risk that teams of our employees may be recruited by other financial institutions. Additionally, operating our technology systems requires employees with specialized skills that are not readily available in the general employee candidate pool. Inability to retain these key personnel (including key personnel of the businesses we have acquired) or to continue to attract experienced lenders with established books of business could negatively affect our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. Moreover, the higher costs we must pay to hire and retain these experienced individuals could cause our noninterest expense levels to rise and negatively impact our results of operations.

Our accounting estimates and risk management processes rely on analytical and forecasting models.

The processes we use to estimate our expected credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. If the assumptions used in our model for measuring interest sensitivity and asset-liability management fail to appropriately anticipate customer response to changing interest rates, our earnings and / or liquidity position could be threatened. Although we model multiple scenarios assuming differing interest rate curves and economic events, it is not possible that our modeling can anticipate every scenario or how one assumption may be influenced by changes in another assumption.

Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation, including flaws caused by failures in controls, data management, human error or from the reliance on technology. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for estimating our expected credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

RISKS FROM CHANGES IN ECONOMIC CONDITIONS
Inflationary pressures present a potential threat to our results of operations and financial condition.

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

Our success depends significantly upon local, national and global economic and political conditions, as well as governmental monetary policies and trade relations. Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. Unlike banks that are more geographically diversified, we are a regional bank that provides services to customers primarily in Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama. The market conditions in these markets may be different from, and could be worse than, the economic conditions in the United States as a whole. As discussed elsewhere in this Item 1A, inflationary pressures have caused the Federal Reserve to increase interest rates. Increases in interest rates in the past have led to recessions of various lengths and intensities and might lead to such a recession in the near future. Such a recession or any other adverse changes in business and economic conditions generally or specifically in the markets in which we operate could affect our business, including causing one or more of the following negative developments:

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

In 2022 and much of 2023, in response to inflationary pressures, the Federal Reserve increased interest rates substantially. Fluctuations in interest rates have had and can continue to have significant and sometimes adverse effects upon our business as well as the business of many of our customers. See Risks Associated With Monetary Events and Interest Rate and Yield Curve Risks in this Item 1A of this Report.

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

Our reputation is a key asset for us. Reputation risk, or the risk to our earnings, liquidity and capital from negative public opinion, is inherent in our business. Our reputation is affected principally by our business practices and how those practices are perceived and understood by others. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, securities compliance, mergers and acquisitions, from sharing or inadequate protection of customer information and from actions taken by government regulators and community organizations in response to that conduct. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry generally, such as recent bank failures, or that relates to parties with whom we have important relationships. Because we conduct most of our business under the “United” brand, negative public opinion about one business could affect our other businesses.

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

Rising interest rates, inflation and a weakening economy adversely affect the ability of some borrowers to repay outstanding loans as well as the value of the collateral securing some of these loans. If loan customers with significant loan balances fail to repay their loans, our results of operations, financial condition and capital levels will suffer.

We are exposed to higher credit and concentration risk from our commercial real estate, commercial and industrial and commercial construction lending.

Our credit risk and credit losses can increase if our loans become concentrated to borrowers engaged in the same or similar activities or to borrowers who as a group may be uniquely or disproportionately affected by economic or market conditions. As of December 31, 2023, approximately 73% of our loan portfolio consisted of commercial loans, including commercial and industrial, equipment financing, commercial construction and commercial real estate mortgage loans. Our borrowers under these loans tend to be small to medium-sized businesses. These types of loans are typically larger than residential real estate loans or consumer loans. During periods of lower economic growth or challenging economic periods, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely affect our results of operations and financial condition. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition and results of operations.

Deterioration in economic conditions, housing conditions and commodity and real estate values and an increase in unemployment in certain states or locations could result in materially higher credit losses if loans are concentrated in those locations. Our loans are heavily concentrated in our primary markets of Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama. These markets may have different or weaker performance than other areas of the country and our portfolio may be more negatively impacted than a financial services company with wider geographic diversity.

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

We operate in heavily regulated industries. Our regulatory burdens, including both operating restrictions and ongoing compliance costs, are substantial. We are subject to many banking, deposit, insurance, securities brokerage and underwriting, and consumer lending regulations in addition to the rules applicable to all companies whose securities are publicly traded in the U.S. securities markets. Failure to comply with applicable regulations could result in financial, structural, and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or limit our ability to pursue certain business opportunities. See Supervision and Regulation in Item 1 of this Report for additional information concerning financial industry regulations. Federal and state regulations significantly limit the types of activities in which we, as a financial institution, may engage. In addition, we are subject to a wide array of other regulations that govern other aspects of how we conduct our business, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities often change these regulations or adopt new ones. Actions could be taken that would further limit the amount of interest or fees we can charge, further restrict our ability to collect loans or realize on collateral, affect the terms or profitability of the products and services we offer, or materially and adversely affect us in other ways. The following paragraphs highlight certain specific important risk areas related to regulatory matters currently. These paragraphs do not describe these risks exhaustively, and they do not describe all such risks that we face currently. Moreover, the importance of specific risks will grow or diminish as circumstances change.

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

LIQUIDITY AND FUNDING RISK

Liquidity is essential to our business model and a lack of liquidity, or an increase in the cost of liquidity, could materially impair our ability to fund our operations and jeopardize our results of operation, financial condition and cash flows.

Liquidity represents an institution’s ability to provide funds to satisfy demands from depositors, borrowers and other creditors by either converting assets into cash or accessing new or existing sources of incremental funds. Liquidity risk arises from the possibility that we may be unable to satisfy current or future funding requirements and needs.

Deposit levels may be affected by several factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions, customer concerns about the safety and soundness of our bank, whether real or perceived, or the U.S. banking system in general and other factors. Loan repayments are a relatively stable source of funds but are subject to the borrowers’ ability to repay loans, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and other factors. Furthermore, loans generally are not readily convertible to cash.

We anticipate we will continue to rely primarily on deposits, loan repayments, and cash flows from our investment securities to provide liquidity. However, from time to time, secondary sources may be used to augment our primary funding sources. Such secondary sources may include FHLB advances, brokered deposits, repurchase agreements, secured and unsecured federal funds lines of credit from correspondent banks, Federal Reserve borrowings and/or accessing the equity or debt capital markets. The availability of these secondary funding sources is subject to broad economic conditions, to regulation and to investor assessment of our financial strength and, as such, the cost of funds may fluctuate significantly and/or the availability of such funds may be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. Additionally, if we fail to remain “well-capitalized” our ability to utilize brokered deposits may be restricted.

An inability to maintain or raise funds (including the inability to access secondary funding sources) in amounts necessary to meet our liquidity needs would have a substantial negative effect, individually or collectively, on our liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. For example, factors that could detrimentally impact our access to liquidity sources include our financial results, a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, a reduction in our credit rating, any damage to our reputation, counterparty availability, changes in the activities of our business partners, changes affecting our loan portfolio or other assets, or any other event that could cause a decrease in depositor or investor confidence in our creditworthiness and business. Our access to liquidity could also be impaired by factors that are not specific to us, such as general business conditions, interest rate fluctuations, severe volatility or disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, or legal, regulatory, accounting, and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies and financial markets as well as the policies and capabilities of the U.S. government and its agencies, and may remain or become increasingly difficult due to economic and other factors beyond our control. Any such event or failure to manage our liquidity effectively could affect our competitive position, increase our borrowing costs and the interest rates we pay on deposits, limit our access to the capital markets, or cause us to sell investment securities and incur losses from those sales, any or all of which could have a material adverse effect on our results of operations or financial condition.

A downgrade of our credit rating could limit our access to borrowings or increase our borrowing costs.

Credit ratings are subject to ongoing review by rating agencies, which consider a number of factors, including our financial strength, performance, prospects and operations as well as factors not under our control. Rating agencies could make adjustments to our credit ratings at any time, and there can be no assurance that they will maintain our ratings at current levels or that downgrades will not occur. If rating agencies were to downgrade our credit rating, our borrowing costs would increase or the availability of borrowing sources could be limited. Additionally, a downgrade could occur at a time that is disadvantageous when our need for borrowings is high, further increasing our overall cost of funds. If the downgrade is due to lower earnings performance, elevated credit losses, capital deficiencies or other factors, collateral requirements for secured borrowings could also be elevated which could further limit our borrowing capacity and increase our borrowing costs.

The proportion of our deposit account balances that exceed FDIC insurance limits may expose us to enhanced liquidity risk in times of financial distress.

Uninsured deposits historically have been viewed by the FDIC as less stable than insured deposits. According to statements made by the FDIC staff and the leadership of the federal banking agencies, customers with larger uninsured deposit account balances often are small- and mid-sized businesses that rely upon deposit funds for payment of operational expenses and, as a result, are more likely to closely monitor the financial condition and performance of their depository institutions. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits.

If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present period. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates. In addition, because our investment securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. Under such circumstances, we may be required to access funding from sources such as the Federal Reserve’s discount window or the Bank Term Funding Program in order to manage our liquidity risk.

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

Because of significant competitive pressures in our markets and the negative impact of these pressures on our deposit and loan pricing, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to benchmark rates, our net interest margin may be negatively impacted if these short-term rates begin to decrease and we are unable to lower deposit pricing commensurately. However, if short-term interest rates continue to rise, our results of operations may also be negatively impacted if we are unable to increase the rates we charge on loans or earn on our investment securities in excess of the increases we must pay on deposits and our other funding sources. As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be negatively affected.

We have entered into certain hedging transactions, including interest rate swaps, which are designed to lessen elements of our interest rate exposure. If interest rates do not change in the manner anticipated, such transactions may not be effective and our results of operations may be adversely affected.

A flat or inverted yield curve may reduce our net interest margin and adversely affect our loan and investment portfolios.

The yield curve is a reflection of interest rates applicable to short and long-term debt. The yield curve is steep when short-term rates are much lower than long-term rates; it is flat when short-term rates and long-term rates are nearly the same; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve is usually upward sloping (higher rates for longer terms). However, the yield curve can be relatively flat or inverted (downward sloping), which has happened several times in the past few years. A flat or inverted yield curve, which tends to decrease net interest margin, would adversely impact our lending businesses and investment portfolio. In 2022 and through most of 2023, the Federal Reserve increased rates in response to inflation and, during much of this time, the yield curve was inverted. We cannot predict how long those conditions will exist. See Risks Associated with Monetary Events within this section of the Report for additional information.

Discontinuance of, and transition away from, certain reference rates may adversely affect our reputation, business, financial condition and results of operations.

As a result of the cessation of publication of LIBOR on a representative basis, we no longer make loans referencing Affected Benchmarks. New floating rate contracts reference ARRs. Legacy contracts referencing Affected Benchmarks have transitioned to ARRs, principally Term SOFR.

BSBY was among the ARRs we utilized as part of the transition away from Affected Benchmarks. On November 15, 2023, the Bloomberg Index Services Limited announced that the permanent cessation of BSBY and all its tenors will be effective on November 15, 2024. Accordingly, we no longer originate loans that reference BSBY and are in the process of transitioning BSBY-indexed contracts to other ARRs, principally Term SOFR.

The discontinuance of, and transition away from, Affected Benchmarks, BSBY or other reference rates could adversely affect our business, financial condition and results of operations, including as a result of changes in the pricing of affected floating rate contracts and disputes or other actions related to our interpretation or enforcement of affected floating rate contracts. Uncertainties associated with ARRs also may affect our ability to effectively manage interest rate risk.

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

The physical risk from climate change could result from increased frequency and/or severity of adverse weather events. For example, adverse weather events could damage or destroy our properties or our counterparties’ properties and other assets and disrupt operations, making it more difficult for counterparties to repay their obligations, whether due to reduced profitability, asset devaluations or otherwise. These events could also increase the volatility in financial markets and increase our counterparty exposures and other financial risks, which may result in lower revenues and higher cost of credit. For example, the cost of property and flood insurance in Florida has increased significantly in recent years, which has increased the cost of doing business. This can hinder profitability of existing customers and creates a higher barrier to entry for new businesses, which could decrease demand for borrowing for potential and existing customers.

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

At December 31, 2023, we had outstanding senior debentures, subordinated debentures, trust preferred securities and accompanying subordinated debentures and preferred stock totaling $413 million. Payments of the principal and interest on the senior debentures, subordinated debentures and the subordinated debentures accompanying the trust preferred securities and dividends on the preferred stock are senior to payments with respect to shares of our common stock. We also conditionally guarantee payments of the principal and interest on the trust preferred securities. As a result, we must make payments on these debt instruments (including the related trust preferred securities) and preferred shares before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debt and preferred shares must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the subordinated debentures related to the trust preferred securities (and the related guarantee of payments on the trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock. If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on the subordinated debentures related to the trust preferred securities (and the related guarantee of payments on the trust preferred securities).

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
•changes in government regulations; or
•geopolitical conditions such as acts or threats of war, terrorism, military conflicts, the effects (or perceived effects) of pandemics and trade relations.

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

RISKS RELATED TO PUBLIC HEALTH ISSUES
Pandemics and outbreaks of communicable diseases may lead to periods of significant volatility in financial and other markets, and could adversely affect our ability to conduct normal business, our clients, and could harm our businesses, financial condition and results of operations.

Pandemics and widespread outbreaks of communicable diseases may cause significant disruption in the international and United States economies and financial markets and could have an adverse effect on our business and results of operations. The spread of these diseases may result in quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions, and overall economic and financial market instability. Governments of the states in which we have operations may take preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of public health issues may result in significant adverse effects for many different types of businesses, including, among others, those in the hospitality (including hotels and lodging) and restaurant industries, and result in layoffs and furloughs of employees nationwide, including the regions in which we operate.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.     CYBERSECURITY

Policy statements and regulations by state and federal bank regulators indicate that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. For example, a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyberattack involving destructive malware.

On April 1, 2022, a final rule issued by federal financial regulatory agencies became effective – that rule imposes upon banking organizations and their service providers notification requirements for significant cybersecurity incidents. Specifically, the rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” as those terms are defined in the rule. Banks’ service providers are required under that rule to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours.

Additionally, effective December 9, 2022, amendments to the GLB Act’s Safeguards Rule went into effect. That rule requires financial institutions to: (i) appoint a qualified individual to oversee and implement their information security programs; (ii) implement additional criteria for information security risk assessments; (iii) implement safeguards identified by assessments, including access controls, data inventory, data disposal, change management, and monitoring, among other things; (iv) implement information system monitoring in the form of either “continuous monitoring” or “periodic penetration testing;” (v) implement additional controls including training for security personnel, periodic assessment of service providers, written incident response plans, and periodic reports from the qualified individual to the board of directors. Additionally, multiple states and Congress are considering laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data.

Risk management and strategy

The regulatory requirements referenced above recognize that, in the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and store sensitive data. “Information systems” means electronic information resources that we own or use, including physical or virtual infrastructure controlled by these information resources, or components thereof, organized for the collection, processing, maintenance, use, sharing, dissemination, or disposition of the information necessary to maintain or support our operations. We face significant and persistent cybersecurity risks due to: the breadth of geographies, networks, and systems we must defend against cybersecurity attacks; the complexity, technical sophistication, value, and widespread use of our systems, products and processes; the attractiveness of our systems, products and processes to threat actors (including state-sponsored organizations) seeking to inflict harm on us or our customers; the substantial level of harm that could occur to us and our customers were we to suffer impacts of a material cybersecurity incident; and our use of third-party products, services and components. Because cybersecurity threats continue to evolve, we have been required and may continue to be required to expend significant resources to continue to implement, modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Financial expenditures may also be required to meet regulatory changes in the information security and cybersecurity domains. Risks and exposures related to cybersecurity attacks are expected to remain significant for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as the expanding use of internet banking, mobile banking and other technology-based products and services by us and our customers. See “Item 1A. – Risk Factors” in this Report for a further discussion of risks related to cybersecurity.

The underlying controls of our cyber risk management program are based on recognized best practices and standards for cybersecurity and information technology, including frameworks such as the Center for Internet Security’s Critical Security Controls and the Federal Financial Institutions Examination Council’s Cybersecurity Assessment. We periodically engage third-parties to assess our cyber risk program and technical controls. To address cybersecurity threats (defined as potential unauthorized occurrences on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of those systems or any information residing in those systems therein), we have implemented an incident and event response program. That program, which is designed to identify, assess, manage, mitigate, and respond to cybersecurity threats, is integrated within our overall enterprise risk management and business continuity frameworks. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity relative to our information systems, as well as to report on any suspected advanced persistent threats. An ongoing enterprise-wide security awareness training program is in place to help protect our data, systems, and networks from malicious attacks and cyber threats. The program is designed to allow for the detection and timely and efficient recovery from cybersecurity incidents (defined as unauthorized occurrences, or a series of related unauthorized occurrences, on or conducted through our information systems that jeopardize the confidentiality, integrity, or availability of those systems or any information residing therein) and events by providing a well-defined, organized approach for handling any potential threats to the confidentiality, integrity, and/or availability of our information systems.

In many instances we rely on third-party providers to facilitate providing products and services to our customers. As a part of our overall cybersecurity risk management framework and, in addition to assessing our own cybersecurity preparedness, we also have a process in place to manage cybersecurity risks associated with third-party service providers. To help mitigate adverse impacts from a cybersecurity incident, we assess third-party vendors as a part of our vendor onboarding and continued due diligence which includes processes to assess information security posture. Depending upon the level of perceived security risk, we may impose security requirements upon a supplier, including: maintaining an effective security management program; abiding by information handling and asset management requirements; and notifying us in the event of any known or suspected cyber incident. We periodically conduct (or engage a third party to conduct) reviews of third-party hosted applications with a specific focus on any sensitive data shared with third parties. The internal business owners of hosted applications, depending upon the level of risk, are required to provide a report as to their controls (e.g., a System and Organization Controls (SOC) 2 or ISO 27001 (Information and Security Certification) or similar report).

Our information security team in combination with other third-party vendors monitor our information systems for suspicious activity, such as unauthorized intrusions. Suspected or confirmed threats, incidents, or events, however, also may be reported by bank employees, customers, intrusion detection systems, third-party servicers, or government entities. Once reported, cybersecurity incidents are to be brought to the attention of our Information Technology and Security Team. Depending upon the nature and perceived threat level of the reported event, our overall enterprise risk management process would require the involvement of other management and response teams representing other groups (e.g., Information Technology, Information Security, Legal/Compliance, Corporate Security, Internal Audit, Human Resources, Finance/Accounting, Corporate Communications, Designated Cyber Coach) within our organization.

Incident and risk event levels each vary from no (or low) risk to crisis (high) risk. The determination of the incident and risk level will dictate the level of personnel that will be responsible for addressing the incident, controlling the effects of the incident and formulating the response to the incident. Responses may include, when appropriate and/or required, notification to regulatory agencies (e.g., FDIC, FinCEN, SEC), authorities (e.g., F.B.I., Department of Justice), customers, third parties or internal personnel.

Each of the management and response teams, within its assigned level, is responsible for providing an orderly response to security incidents and risk events; preventing a serious loss of profits, public confidence, or information assets by providing an immediate, effective, and skillful response to any unexpected event which negatively impacts the confidentiality, integrity, and/or availability of our systems, network, or the non-public personal information of its customers, interruptions to customers’ experiences, or other anomalous situations; taking the steps it deems necessary to contain, mitigate, or resolve a security incident or risk event; and investigating suspected security incidents and risk events in a timely and cost effective manner, reporting findings to management, determining an appropriate course of action, and coordinating communications to customers, regulatory authorities, and law enforcement agencies as necessary.

Following a cybersecurity incident, and during its investigation and the formulation of a response, our processes also envision measures designed to contain and/or eradicate the incident and prevent further effects. Once it is determined that the incident has been resolved, we then work to establish appropriate controls (if applicable) to address similar future events and/or prevent another similar event from occurring in the future. We have experienced, and will continue to experience, cyber incidents in the normal course of business. To date, however, we have not experienced any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Governance

Our cybersecurity program is headed by our Chief Information Security Officer (CISO), who reports to our Chief Information Officer. Our CISO is informed about and monitors prevention, detection, mitigation and remediation efforts through regular communication and reporting from professionals in the information security team, several of whom have extensive records of service in financial institutions and cybersecurity. Our CISO has over 20 years of experience in IT operations/security roles in the financial services industry and holds a cybersecurity certification as a Certified Information Systems Security Professional (“CISSP”). Other members of his team also hold CISSP certifications as well as CompTIA Security+, SANS Institute Cloud Security Essentials, SANS Institute GIAC Certified Enterprise Defender, SANS Institute Security Awareness Professional, Certified Information Security Manager, GIAC Certified Incident Handler, Certified in Risk and Information Systems Control, and GIAC Cyber Threat Intelligence certifications.

As part of its oversight responsibilities over the Company risks and controls, the Board ultimately is responsible for overseeing our cyber and information security risks. The Board has delegated this responsibility to its Risk Committee. At each quarterly meeting of the Risk Committee, our CISO reports to the Risk Committee regarding security testing, training, audits, key cybersecurity metrics, and our efforts to identify, prepare for, prevent, and respond to critical threats. The Risk Committee receives regular updates on the status of our information security program, penetration testing results, infrastructure assessments, threat environment, security operations, operational events, vendor and supply chain security, and application/data security. On an annual basis, the CISO presents a cybersecurity program update to the Risk Committee.

ITEM 2.    PROPERTIES

The Holding Company’s principal offices, which we own, are located at 125 Highway 515 East, Blairsville, Georgia. The Bank’s headquarters, which is a leased premises, is located at 2 West Washington Street, Suite 700, Greenville, South Carolina. As of December 31, 2023, we had a 207 branch network located throughout Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama. We do not own or lease any single physical property that we consider to be materially important to our financial condition or results from operations. Our retail branches, ATMs, loan and mortgage production offices, wealth management and administrative offices remain important to our ability to deliver financial services to a large portion of our clients. For many years, branch usage by clients has slowly declined, and for many years we have slowly consolidated branch locations in response to changing utilization patterns. We expect that long-term trend to continue. We consider our properties to be suitable and adequate for operating our banking business. Notes 7 and 14 to our consolidated financial statements include additional information regarding investments in premises and equipment and leased properties.

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

PART II

ITEM 5.    MARKET FOR UNITED’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock. United’s common stock trades on the Nasdaq Global Select Market under the symbol “UCBI”. At January 31, 2024, there were 8,497 record shareholders of United’s common stock.

Dividends. Our Board declared cash dividends totaling $0.92 and $0.86 per share on our common stock in 2023 and 2022, respectively. We currently intend to continue to pay comparable quarterly cash dividends on our common stock, subject to approval by our Board, although we may elect not to pay dividends or to change the amount of such dividends. The payment of dividends is a decision of our Board based upon then-existing circumstances, including our rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant.

Additional information regarding dividends is included in this Report in Note 22 to our consolidated financial statements in Part II Item 8 Financial Statements and Supplementary Data, under the heading of “Supervision and Regulation” in Part I Item 1. Business and under the heading “Capital Resources and Dividends” in Part II, Item 7. MD&A.

Share Repurchases.

The following table contains information regarding purchases of our preferred stock made during the quarter ended December 31, 2023 by or on behalf of United or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act. We made no common stock repurchases during the fourth quarter of 2023.

Preferred Stock Depositary Share Repurchases
(Dollars in thousands, except for per share amounts)	Total Number of Depositary Shares Purchased	Average Price Paid per Depositary Share	Total Number of Depositary Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 - October 31, 2023	83,670	$21.97	83,670	$17,850
November 1, 2023 - November 30, 2023	—	—	—	18,400
December 1, 2023 - December 31, 2023	—	—	—	18,400
Total	83,670	$21.97	83,670

In May 2023, our Board approved a preferred stock repurchase program, authorizing the repurchase up to $25.0 million of our outstanding Series I Non-Cumulative Preferred Stock directly or through the repurchase of depositary shares representing 1/1000th of a share of Series I Non-Cumulative Preferred Stock through December 31, 2023. In November 2023, our Board approved an extension of this program, authorizing the repurchase of up to $18.4 million of shares. The extended repurchase authorization will expire on December 31, 2024.

In November 2023, our Board re-authorized the existing common stock repurchase plan to allow the repurchase of up to $50 million of our common stock. The program is scheduled to expire on the earlier of the repurchase of our common stock having an aggregate purchase price of $50 million or December 31, 2024.

Under both programs, shares may be repurchased in open market transactions at prevailing market prices or in privately negotiated transactions, from time to time, or by other means in accordance with federal securities laws, and the program may be suspended or discontinued at any time without notice. The actual timing, number and value of shares repurchased under the programs will be determined by management at its discretion and will depend on a number of factors, including the market price of our stock, general market and economic conditions, and applicable legal requirements. Repurchased shares will become treasury shares and may be utilized for general corporate purposes.

Performance Graph. Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return on the Nasdaq Stock Market (U.S. Companies) Index, the Nasdaq Bank Index and the KBW Nasdaq Regional Banking Index for the five-year period commencing December 31, 2018 and ending on December 31, 2023. In 2023, we added the KBW Nasdaq Regional Banking Index to the performance graph below as it is comprised of banks more representative of our size and business composition compared to those in the Nasdaq Bank Index. The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the performance graphs by reference therein.

FIVE YEAR CUMULATIVE TOTAL RETURNS*
COMPARISON OF UNITED COMMUNITY BANKS, INC., NASDAQ STOCK MARKET (U.S.) INDEX, NASDAQ BANK INDEX AND KBW NASDAQ REGIONAL BANKING INDEX
As of December 31

Dollars
250
200
150
100
50
2018
2019
2020
2021
2022
2023
United Community Banks, Inc.
Nasdaq Stock Market (U.S.) Index
KBW Nasdaq Regional Banking Index
Nasdaq Bank Index

	Cumulative Total Return*
	2018	2019	2020	2021	2022	2023
United Community Banks, Inc.	$100	$147	$141	$182	$176	$157
Nasdaq Stock Market (U.S.) Index	100	135	194	236	158	226
Nasdaq Bank Index	100	121	108	151	124	115
KBW Nasdaq Regional Banking Index	100	120	106	141	128	123

*     Assumes $100 invested on December 31, 2018 in our common stock and above noted indexes. Total return includes reinvestment of dividends at the closing stock price of the common stock on the dividend payment date and the closing values of stock and indexes as of December 31 of each year.

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes. The discussion of the components of our results of operations focuses on financial trends and events occurring between 2022 and 2023.

For additional information related to financial trends between 2022 and 2021 please see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 24, 2023, which information under that caption is incorporated herein by this reference. Historical results of operations are not necessarily predictive of future results.

GAAP Reconciliation and Explanation

This Report contains financial information determined by methods other than in accordance with GAAP. Such non-GAAP financial information includes the following measures: “tangible book value per common share” and “tangible common equity to tangible assets.” In addition, management presents non-GAAP operating performance measures, which exclude merger-related and other items that are not part of our core business operations. Operating performance measures include “net income – operating,” “diluted net income per common share – operating,” “return on common equity – operating,” “return on tangible common equity – operating,” “return on assets – operating” and “efficiency ratio – operating.” Management has developed internal processes and procedures to accurately capture and account for merger-related and other charges and those charges are reviewed with the Audit Committee of our Board each quarter. Management uses these non-GAAP measures because it believes they may provide useful supplemental information for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP measures may also provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as a comparison to financial results for prior periods. These non-GAAP measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP and are not necessarily comparable to other similarly titled measures used by other companies. To the extent applicable, reconciliations of these non-GAAP measures to the most directly comparable measures as reported in accordance with GAAP are included in Table 1 of MD&A.

Overview

We offer a wide array of commercial and consumer banking services and investment advisory services, which as of December 31, 2023, was comprised of a 207 branch network located throughout Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama. Our equipment finance and SBA/USDA lending businesses operate throughout the United States. At December 31, 2023, we had consolidated total assets of $27.3 billion and 3,121 full-time equivalent employees.

Recent Developments

Mergers and Acquisitions
In the past two years, we have continued to expand through acquisitions as follows:
•On July 1, 2023, we completed the acquisition of First Miami, which operated three offices in the Miami metropolitan area. We acquired $1.02 billion of assets and assumed $931 million of liabilities in the acquisition, which included $577 million in loans and $865 million in deposits. In addition to traditional banking products, First Miami offered private banking, trust and wealth management services.
•On January 3, 2023, we completed the acquisition of Progress, which operated 13 offices primarily located in Alabama and the Florida Panhandle. We acquired $1.90 billion of assets and assumed $1.60 billion of liabilities in the acquisition, which included 1.44 billion in loans and $1.33 billion in deposits.
•On January 1, 2022, we acquired Reliant, a bank which operated a 25-branch network primarily located in Middle Tennessee. In this acquisition, we acquired $3.25 billion of assets and assumed $2.66 billion of liabilities, which included $2.32 billion in loans and $2.50 billion in deposits.
The acquired entities’ results are included in our consolidated results beginning on the respective acquisition dates. We continue to evaluate potential transactions as opportunities arise.

Discontinuance of Affected Benchmarks and BSBY
As a result of the cessation of publication of all tenors of LIBOR on a representative basis, we no longer make loans referencing Affected Benchmarks. Legacy contracts referencing Affected Benchmarks have transitioned to ARRs. Additionally, publication of BSBY, one of the ARRs we utilized as part of the transition away from Affected Benchmarks, will cease effective on November 15, 2024. We no longer make loans referencing BSBY and are in the process of transitioning BSBY-indexed contracts to other ARRs, principally Term SOFR.

For more information on the replacement of Affected Benchmarks and BSBY, see Part I, Item 1A. Risk Factors – Interest Rate and Yield Curve Risks of this Report.

Results of Operations
We reported net income of $188 million in 2023 compared to $277 million in 2022. The following provides highlights of our financial results for 2023:
•We recorded a provision for credit losses of $89.4 million compared to $63.9 million for 2022. The increase in provision expense correlated with the increase in net charge-offs of $42.6 million, which was primarily driven by one commercial loan relationship charge-off of $19.0 million and an increase in equipment financing net charge-offs. Provision expense for 2023 included $14.5 million related to the establishment of the ACL for the acquired First Miami and Progress non-PCD loans and unfunded commitments. Provision expense for 2022 included $18.3 million related to the establishment of the ACL for the acquired Reliant non-PCD loans and unfunded commitments. See section titled Provision for Credit Losses of MD&A for further detail.
•Net interest revenue increased $65.4 million, which reflects the impact of rising interest rates, organic loan growth and the acquisitions of First Miami and Progress. During 2023, our net interest margin decreased three basis points to 3.35%, which reflects steeper increases in deposit rates compared to that of loans as the Federal Reserve increased the target federal funds rate by 525 basis points starting in March 2022 through the third quarter of 2023. See section titled Net Interest Revenue and Tables 2 and 3 of MD&A for further detail on net interest revenue.
•Noninterest income for 2023 was down $62.2 million, or 45%, compared to 2022, which was mostly attributable to an AFS bond portfolio restructuring loss of $51.7 million. In addition, mortgage loan gains and related fees decreased $13.3 million as mortgage origination demand remained low in 2023 as mortgage rates increased. See Tables 4 through 6 of MD&A for further detail on noninterest income.
•Noninterest expenses increased $101 million, or 22%, compared to 2022. Most notably, salaries and employee benefits increased $42.3 million, primarily due to growth in our employee base from acquisitions and lower deferred loan origination costs, partially offset by lower commissions expense resulting from the decrease in mortgage originations. FDIC assessment and other regulatory charges increased $17.6 million as a result of a $10.0 million one-time special assessment implemented by the FDIC resulting from the bank failures that occurred during the year, a two basis point assessment rate increase that became effective on January 1, 2023 and an increased assessment base. Amortization of intangibles increased $8.35 million, which reflects additional core deposit intangible expense resulting from the core deposit intangibles recorded in connection with the Progress and First Miami acquisitions. Merger-related and other charges were up $7.84 million compared to 2022, which mostly reflects First Miami and Progress merger costs, including systems conversions. See Table 7 of MD&A for further detail on noninterest expense.

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

There are many factors affecting the ACL; some are quantitative while others require qualitative judgment. For example, our ACL model is particularly sensitive to our recent charge-off experience and changes in the forecasted unemployment rate. Although management believes its process for determining the allowance adequately considers all the potential factors that could potentially result in credit losses, the process includes subjective elements and is susceptible to significant change. To the extent actual outcomes are worse than management estimates, additional provision for credit losses could be required that could adversely affect our earnings or financial position in future periods.

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

At December 31, 2023, the percentage of our total assets measured at fair value on a recurring basis was 13%, the majority of which are based on either quoted market prices or market prices for similar instruments. See Note 15 “Fair Value Measurements” in the consolidated financial statements herein for additional disclosures regarding the fair value of our assets and liabilities, including a description of the fair value hierarchy.

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

As of December 31, 2023, we had level 3 assets, those valued using unobservable inputs, of $54.2 million. The total level 3 assets consisted of $35.9 million in residential mortgage servicing rights, $10.6 million in derivative assets, $5.44 million in servicing rights for SBA/USDA loans and $2.21 million of AFS debt securities. We also had level 3 derivative liabilities totaling $11.2 million.

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

UNITED COMMUNITY BANKS, INC.
Table 1 Selected Financial Information
For the Years Ended December 31,
(in thousands, except per share data)

	2023	2022	2021
INCOME SUMMARY
Interest revenue	$1,237,107	$813,155	$578,794
Interest expense	419,342	60,798	29,760
Net interest revenue	817,765	752,357	549,034
Provision for credit losses	89,430	63,913	(37,550)
Noninterest income	75,483	137,707	157,818
Total revenue	803,818	826,151	744,402
Noninterest expenses	571,273	470,149	396,639
Income before income tax expense	232,545	356,002	347,763
Income tax expense	45,001	78,530	77,962
Net income	187,544	277,472	269,801
Non-operating items	88,894	19,375	13,970
Income tax benefit of non-operating items	(21,489)	(4,246)	(3,174)
Net income - operating (1)*	$254,949	$292,601	$280,597

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$1.54	$2.52	$2.97
Diluted net income - operating (1)*	2.11	2.66	3.09
Common stock cash dividends declared	0.92	0.86	0.78
Book value	26.52	24.38	23.63
Tangible book value (3)*	18.39	17.13	18.42
Key Performance Ratios:
Return on common equity - GAAP (2)	5.34%	9.54%	13.14%
Return on common equity - operating (1)(2)*	7.33	10.07	13.68
Return on tangible common equity - operating (1)(2)(3)*	10.63	14.04	17.33
Return on assets - GAAP	0.68	1.13	1.37
Return on assets - operating (1)*	0.94	1.19	1.42
Net interest margin (FTE)	3.35	3.38	3.07
Efficiency ratio - GAAP	60.09	52.31	55.80
Efficiency ratio - operating (1)*	56.17	50.16	53.83
Equity to total assets	11.95	11.25	10.61
Tangible common equity to tangible assets (3)*	8.36	7.88	8.09
ASSET QUALITY
Total NPAs	$92,877	$44,281	$32,855
ACL - loans	208,071	159,357	102,532
Net charge-offs	52,243	9,654	38
ACL - loans to loans	1.14%	1.04%	0.87%
Net charge-offs to average loans	0.30	0.07	—
NPAs to total assets	0.34	0.18	0.16
AT PERIOD END ($ in millions)
Loans	$18,319	$15,335	$11,760
Investment securities	5,822	6,228	5,653
Total assets	27,297	24,009	20,947
Deposits	23,311	19,877	18,241
Shareholders’ equity	3,262	2,701	2,222
Common shares outstanding (thousands)	119,010	106,223	89,350

(1) Excludes non-operating items as detailed on Non-GAAP Performance Measures Reconciliation on next page.(2) Net income less preferred stock dividends, divided by average realized common equity, which excludes AOCI. (3) Excludes effect of acquisition related intangibles and associated amortization.
* Represents a non-GAAP measure. See reconciliation of non-GAAP measures to related GAAP financial measures on the following page. For more information, see “GAAP Reconciliation and Explanation” in the MD&A section of this Report.

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Non-GAAP Performance Measures Reconciliation
Selected Financial Information
For the Years Ended December 31,
(in thousands, except per share data)

	2023	2022	2021
Net income reconciliation
Net income (GAAP)	$187,544	$277,472	$269,801
Bond portfolio restructuring loss	51,689	—	—
FDIC special assessment	9,995	—	—
Merger-related and other charges	27,210	19,375	13,970
Income tax benefit of non-operating items	(21,489)	(4,246)	(3,174)
Net income - operating	$254,949	$292,601	$280,597

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$1.54	$2.52	$2.97
Bond portfolio restructuring loss	0.33	—	—
FDIC special assessment	0.06	—	—
Merger-related and other charges	0.18	0.14	0.12
Diluted income per common share - operating	$2.11	$2.66	$3.09

Book value per common share reconciliation
Book value per common share (GAAP)	$26.52	$24.38	$23.63
Effect of goodwill and other intangibles	(8.13)	(7.25)	(5.21)
Tangible book value per common share	$18.39	$17.13	$18.42

Return on tangible common equity reconciliation
Return on common equity (GAAP)	5.34%	9.54%	13.14%
Bond portfolio restructuring loss	1.15	—	—
FDIC special assessment	0.22	—	—
Merger-related and other charges	0.62	0.53	0.54
Return on common equity - operating	7.33	10.07	13.68
Effect of goodwill and other intangibles	3.30	3.97	3.65
Return on tangible common equity - operating	10.63%	14.04%	17.33%

Return on assets reconciliation
Return on assets (GAAP)	0.68%	1.13%	1.37%
Bond portfolio restructuring loss	0.15	—	—
FDIC special assessment	0.03	—	—
Merger-related and other charges	0.08	0.06	0.05
Return on assets - operating	0.94%	1.19%	1.42%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	60.09%	52.31%	55.80%
FDIC special assessment	(1.05)	—	—
Merger-related and other charges	(2.87)	(2.15)	(1.97)
Efficiency ratio - operating	56.17%	50.16%	53.83%

Tangible common equity to tangible assets reconciliation
Equity to assets (GAAP)	11.95%	11.25%	10.61%
Effect of goodwill and other intangibles	(3.27)	(2.97)	(2.06)
Effect of preferred equity	(0.32)	(0.40)	(0.46)
Tangible common equity to tangible assets	8.36%	7.88%	8.09%

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

Net interest revenue for 2023 was $818 million, compared to $752 million for 2022. The net interest spread was 2.40% and 3.18% for 2023 and 2022, respectively, while the net interest margin was 3.35% and 3.38%, respectively. The following tables indicate the relationship between interest revenue and expense and the average amounts of assets and liabilities, which provide further insight into net interest spread and net interest margin for the periods indicated. The following discussion provides additional detail on the average balances and net interest revenue for the years ended December 31, 2023 and 2022.

For 2023, we reported a $423 million, or 52%, increase in FTE interest revenue compared to 2022. The main driver of the increase was the impact of rising interest rates as the Federal Reserve raised the targeted federal funds rate a total of 525 basis points beginning in March 2022 through the third quarter of 2023. Growth in average loans for the year ended December 31, 2023 of $3.00 billion, or 21%, compared to 2022 also contributed to the increase in interest revenue. The acquisitions of Progress and First Miami contributed $1.79 billion combined to the increase in average loans. Loan interest revenue includes purchased loan accretion, which increased $9.82 million in 2023 compared to 2022 largely driven by the 2023 acquisitions. In addition, we also earned $36.9 million more in interest income on our investment portfolio, which also benefited from higher interest rates and included $8.02 million additional interest revenue from the fair value hedges on our AFS securities portfolio.

Interest expense increased $359 million in 2023 compared to 2022, as a result of several factors including the continued rising interest rate environment, deposit growth, strong deposit competition, a less favorable deposit mix composition and increased utilization of wholesale funding, including brokered deposits. The average balance of interest-bearing deposits increased $2.64 billion for the year ended December 31, 2023 compared to 2022, $1.15 billion of which was attributable to the acquisitions of Progress and First Miami. To address deposit balance attrition, we raised deposit pricing, which contributed to an increase in non-brokered deposit interest expense of $331 million in 2023 compared to 2022. Our average deposit composition shifted toward more costly customer time deposits, comprising 14% of total average deposits during 2023 compared to 8% in 2022.

As noted above, we continued to use wholesale funding sources in 2023 to meet our short-term liquidity needs. Average wholesale funding balances for 2023 increased $317 million compared to 2022, which contributed an additional $11.1 million in interest expense. However, at December 31, 2023, we had no FHLB advances or short-term borrowings outstanding.

Our net interest spread decreased 78 basis points while our net interest margin decreased three basis points. The decreases in the interest rate spread and margin reflect a steeper increase in rates paid on deposits compared to rates earned on loans, partially mitigated by higher purchased loan accretion and gains on fair value hedges of our AFS portfolio. In addition, our net interest margin benefited from a more favorable interest earning asset mix, with 72% being comprised of loans, which generally have higher yields than other earning assets, compared to 65% for 2022.

Table 2 - Average Consolidated Balance Sheets and Net Interest Margin Analysis
For the Years Ended December 31,
(in thousands, FTE)

	2023			2022			2021
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$17,576,424	$1,042,578	5.93%	$14,571,746	$673,491	4.62%	$11,485,876	$504,015	4.39%
Taxable securities (3)	5,929,687	162,505	2.74	6,284,603	121,501	1.93	4,446,712	61,994	1.39
Tax-exempt securities (FTE) (1)(3)	381,731	9,796	2.57	496,327	13,865	2.79	382,915	12,059	3.15
Federal funds sold and other interest-earning assets	642,499	26,397	4.11	1,065,057	9,104	0.85	1,680,151	4,784	0.28
Total interest-earning assets (FTE)	24,530,341	1,241,276	5.06	22,417,733	817,961	3.65	17,995,654	582,852	3.24
Noninterest-earning assets:
Allowance for credit losses	(191,016)			(135,144)			(121,586)
Cash and due from banks	239,574			204,852			139,728
Premises and equipment	355,139			288,044			230,276
Other assets (3)	1,517,940			1,275,263			1,013,956
Total assets	$26,451,978			$24,050,748			$19,258,028
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$5,161,071	125,336	2.43	$4,486,263	17,312	0.39	$3,610,601	5,468	0.15
Money market	5,462,677	156,397	2.86	4,900,667	18,274	0.37	3,972,358	5,380	0.14
Savings deposits	1,312,469	2,866	0.22	1,482,599	693	0.05	1,095,071	217	0.02
Time deposits	3,106,989	100,973	3.25	1,693,307	5,152	0.30	1,529,072	3,663	0.24
Brokered time deposits	224,914	10,002	4.45	61,636	668	1.08	67,230	117	0.17
Total interest-bearing deposits	15,268,120	395,574	2.59	12,624,472	42,099	0.33	10,274,332	14,845	0.14
Federal funds purchased and other borrowings	75,965	3,195	4.21	13,004	507	3.90	44	—	—
FHLB advances	124,425	5,761	4.63	34,027	1,424	4.18	1,195	3	0.25
Long-term debt	324,753	14,812	4.56	323,102	16,768	5.19	276,492	14,912	5.39
Total borrowed funds	525,143	23,768	4.53	370,133	18,699	5.05	277,731	14,915	5.37
Total interest-bearing liabilities	15,793,263	419,342	2.66	12,994,605	60,798	0.47	10,552,063	29,760	0.28
Noninterest-bearing liabilities:
Noninterest-bearing deposits	7,091,034			7,967,321			6,276,094
Other liabilities	397,337			377,221			322,566
Total liabilities	23,281,634			21,339,147			17,150,723
Shareholders’ equity	3,170,344			2,711,601			2,107,305
Total liabilities and shareholders’ equity	$26,451,978			$24,050,748			$19,258,028
Net interest revenue (FTE)		$821,934			$757,163			$553,092
Net interest-rate spread (FTE)			2.40%			3.18%			2.96%
Net interest margin (FTE) (4)			3.35%			3.38%			3.07%

(1)Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The rate used for each year was 26% reflecting the statutory federal rate and the federal tax adjusted state tax rate.
(2)Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(3)Unrealized gains and losses on AFS securities, including those related to the transfer from AFS to HTM, have been reclassified to other assets. Pretax unrealized losses of $424 million and $277 million in 2023 and 2022, respectively, and pretax unrealized gains of $28.7 million in 2021 are included in other assets for purposes of this presentation.
(4)Net interest margin is taxable equivalent net interest revenue divided by average interest-earning assets.

The following table shows the relative effect on net interest revenue resulting from changes in the average outstanding balances (volume) of interest-earning assets and interest-bearing liabilities and the rates we earned and paid on such assets and liabilities.

Table 3 - Change in Interest Revenue and Interest Expense
(in thousands, FTE)

	2023 Compared to 2022			2022 Compared to 2021
	Increase (decrease) due to changes in		Total	Increase (decrease) due to changes in		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest-earning assets:
Loans	$155,447	$213,640	$369,087	$141,433	$28,043	$169,476
Taxable securities	(7,235)	48,239	41,004	30,742	28,765	59,507
Tax-exempt securities	(3,009)	(1,060)	(4,069)	3,280	(1,474)	1,806
Federal funds sold and other interest-earning assets	(4,910)	22,203	17,293	(2,293)	6,613	4,320
Total interest-earning assets	140,293	283,022	423,315	173,162	61,947	235,109
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	2,985	105,039	108,024	1,604	10,240	11,844
Money market	2,332	135,791	138,123	1,517	11,377	12,894
Savings deposits	(88)	2,261	2,173	98	378	476
Time deposits	7,610	88,211	95,821	423	1,066	1,489
Brokered time deposits	4,299	5,035	9,334	(11)	562	551
Total interest-bearing deposits	17,138	336,337	353,475	3,631	23,623	27,254
Federal funds purchased and other short-term borrowings	2,645	43	2,688	507	—	507
FHLB advances	4,170	167	4,337	905	516	1,421
Long-term debt	84	(2,040)	(1,956)	2,437	(581)	1,856
Total borrowed funds	6,899	(1,830)	5,069	3,849	(65)	3,784
Total interest-bearing liabilities	24,037	334,507	358,544	7,480	23,558	31,038
Increase in net interest revenue	$116,256	$(51,485)	$64,771	$165,682	$38,389	$204,071

Any variance attributable jointly to volume and rate changes is allocated to the volume and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Credit Losses

The ACL represents management’s estimate of life of loan credit losses in the loan portfolio and unfunded loan commitments. Management’s estimate of credit losses under CECL is determined using a model that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the ACL and resulting provision for credit losses. We recorded a provision for credit losses of $89.4 million in 2023, compared to $63.9 million in 2022. The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined by management reflecting expected life of loan losses.

The increase in provision expense during 2023 was primarily driven by the increase in net charge-offs of $42.6 million compared to 2022. The increase in net charge-offs was mostly attributable to higher equipment financing net charge-offs, mostly related to long haul trucking equipment loans, and one commercial relationship charge-off totaling $19.0 million. See Table 12 Net Charge-offs in MD&A for further detail.

Additionally, during 2023, we recorded the initial provisions for credit losses on Progress and First Miami non-PCD loans and unfunded commitments totaling $14.5 million compared to 2022, which included $18.3 million related to the acquisition of Reliant.

Additional discussion on credit quality and the ACL is included in the “Asset Quality and Risk Elements” and “Critical Accounting Estimates” sections of this Report, as well as Note 1 to the consolidated financial statements.

Noninterest Income

The following table presents the components of noninterest income for the periods indicated.

Table 4 - Noninterest Income
For the Years Ended December 31,
(in thousands)				Change
	2023	2022	2021	2023-2022
Service charge and fees:
Overdraft fees	$11,737	$10,822	$10,137	8%
ATM and debit card interchange fees	15,431	16,132	13,737	(4)
Other service charges and fees	11,244	11,209	9,994	—
Total service charges and fees	38,412	38,163	33,868	1
Mortgage loan gains and related fees	19,220	32,524	58,446	(41)
Wealth management fees	23,740	23,594	18,998	1
Gains from sales of other loans, net	9,146	10,730	11,267	(15)
Other lending and loan servicing fees	13,973	10,005	9,427	40
Securities (losses) gains, net	(53,333)	(3,872)	83
Other noninterest income:
Customer derivatives	2,517	2,180	3,198	15
Other investment gains	(7)	2,023	4,886
BOLI	8,030	6,603	3,552	22
Treasury management income	5,064	3,758	2,910	35
Other	8,721	11,999	11,183	(27)
Total other noninterest income	24,325	26,563	25,729	(8)
Total noninterest income	$75,483	$137,707	$157,818	(45)

Mortgage loan gains and related fees consist primarily of fees earned on mortgage originations, gains on the sale of mortgages in the secondary market, mortgage derivative hedging gains and losses, fair value adjustments to our mortgage loans held for sale and fees earned from servicing mortgages for others, including fair value adjustments on our mortgage servicing asset. The change in mortgage income is strongly tied to the interest rate environment and industry conditions. We recognize the majority of income on mortgages when customers enter into mortgage rate lock commitments, making our mortgage rate lock volume a significant driver of mortgage gains in any given period.

The decrease in mortgage loan gains and related fees was mostly driven by fluctuations in the fair value of our mortgage servicing rights asset between 2022 and 2023. During 2023, we recorded negative fair value adjustments, including decay, totaling $3.87 million compared to $6.35 million in positive fair value adjustments, including decay, in 2022. The higher interest rate environment continued into 2023 which reduced mortgage origination and rate lock demand as reflected in the following table.

Table 5 - Selected Mortgage Metrics
For the Years Ended December 31,
(dollars in thousands)
	2023	2022	Change
Mortgage rate locks	$1,166,823	$2,174,664	(46)%
# of mortgage rate locks	3,340	5,562	(40)

Mortgage loans sold	$443,316	$528,231	(16)
# of mortgage loans sold	1,550	2,086	(26)

Mortgage loans originated
Purchases	$789,869	$1,193,713	(34)
Refinances	113,151	336,649	(66)
Total	$903,020	$1,530,362	(41)

# of mortgage loans originated	2,520	3,921	(36)

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

Table 6 - Other Loan Sales
For the Years Ended December 31,
(in thousands)	2023		2022
	Loans Sold	Gain	Loans Sold	Gain
Guaranteed portion of SBA/USDA loans	$94,758	$6,004	$104,813	$8,090
Equipment financing receivables	105,293	3,142	89,850	2,640
Total	$200,051	$9,146	$194,663	$10,730

Lending and loan servicing fees for 2023 increased $3.97 million compared to 2022 mostly due to volume-driven fee income from our equipment finance business and more favorable negative fair value adjustments to our SBA/USDA servicing asset.

During the fourth quarter of 2023, we sold $316 million in AFS securities for a loss of $51.7 million with the strategic rationale of reducing long duration securities with lower yields and replacing them with higher yielding shorter duration securities to mitigate interest rate risk in the current rising rate environment.

The change in other noninterest income for 2023 compared to 2022 was primarily driven by the following factors:
•During 2023, we recorded unrealized gains on deferred compensation plan assets, CRA investments and limited partnership investments, which were offset by unrealized losses on our other equity investments. During 2022, we recorded unrealized gains on equity securities and limited partnership investments that were partially offset by unrealized losses in our deferred compensation plan assets.
•The increase in BOLI income is mostly due to the additional policies that were obtained in connection with the Progress acquisition as well as death benefits recognized.
•Treasury management income increased 35% compared to 2022, resulting from an increase in customers enrolled. This is reflective of our continued investment in this product, as we increased our Treasury Management headcount throughout our geographic footprint.
•The decrease in other income was driven primarily by an increase in collateral charges related to our derivative positions, which totaled $4.97 million in 2023 compared to $866,000 in 2022. In addition, we recognized a $1.00 million loss on the disposal of two of our Tennessee branches. The loss mainly resulted from a $656,000 write down of our core deposit intangible associated with deposits sold in the transaction as well as losses on the buildings. These reductions of income were partially offset by a gain on sale of a commercial insurance book of business of $1.59 million.

Noninterest Expenses

The following table presents the components of noninterest expenses for the periods indicated.

Table 7 - Noninterest Expenses
For the Years Ended December 31,
(in thousands)				Change
	2023	2022	2021	2023-2022
Salaries and employee benefits	$318,464	$276,205	$241,443	15%
Occupancy	42,640	36,247	28,619	18
Communications and equipment	43,264	38,234	29,829	13
Professional fees	26,732	20,166	20,589	33
Lending and loan servicing expense	9,722	9,350	10,859	4
Outside services - electronic banking	11,577	12,583	9,481	(8)
Postage, printing and supplies	9,467	8,749	7,110	8
Advertising and public relations	9,473	8,384	5,910	13
FDIC assessments and other regulatory charges	27,449	9,894	7,398	177
Amortization of intangibles	15,175	6,826	4,045	122
Merger-related and other charges	27,210	19,375	13,970	40
Other	30,100	24,136	17,386	25
Total noninterest expenses	$571,273	$470,149	$396,639	22

Noninterest expenses for 2023 totaled $571 million, up 22% from 2022. The addition of Progress and First Miami’s operating expenses since their respective acquisition dates of January 3, 2023 and July 1, 2023 contributed to the increase, particularly in salaries and benefits and occupancy costs.

Salaries and employee benefits for 2023 increased $42.3 million compared to 2022. Full time equivalent headcount totaled 3,121 at December 31, 2023, up 10% from 2,843 at December 31, 2022. In addition to the growth in our employee base from acquisitions, the increase in salaries was also attributable to merit increases awarded during the second quarter of 2023. Lower deferred loan origination costs, resulting from decreased loan production, and higher deferred compensation plan expense, driven by unrealized gains on the plan investments, also contributed to the increase in salaries and benefits expense. These increases were partially offset by decreases in commissions expense, primarily driven by the decrease in mortgage production, and a reduction in bonus expense.

Occupancy costs increased 18% in 2023 compared to 2022, primarily due to higher rent expense resulting from the addition of acquired leased premises. We operated 207 branches at December 31, 2023, compared to 192 branches at December 31, 2022.

Communications and equipment expense increased primarily due to incremental software contract costs and the growth in our network with the addition of recent acquisitions.

The increase in professional fees is most a result of increased legal and consulting fees. The increase also reflects pre-conversion systems expense from the Progress and First Miami acquisitions.

The increase in FDIC assessments and other regulatory charges was partly driven by the 2 basis point assessment rate increase that went into effect for all banks on January 1, 2023 and an increase in our assessment base, partly resulting from the Progress and First Miami acquisitions. In addition, 2023 expense includes $10.0 million related to the FDIC special assessment implemented in the fourth quarter of 2023 to recover losses resulting from the bank failures that occurred in 2023.

Amortization of intangibles increased with the additional customer deposit intangibles recorded as a result of the Progress and First Miami acquisitions.

The increase in other noninterest expense in 2023 was primarily due to an increase in travel and meals expense, as well as increases in fraud losses.

Merger-related and other charges for 2023 were primarily related to the acquisition of Progress and First Miami, including system conversions. Merger-related and other charges for 2022 primarily consisted of merger costs related to the acquisitions of Reliant, including its system conversion during the second quarter of 2022.

Balance Sheet Review

Total assets at December 31, 2023 were $27.3 billion, an increase of $3.29 billion, or 14%, from December 31, 2022. Total liabilities at December 31, 2023 were $24.0 billion, an increase of $2.73 billion, or 13% from December 31, 2022. Shareholders’ equity totaled $3.26 billion and $2.70 billion at December 31, 2023 and 2022, respectively. The following discussion of the major components of our balance sheet highlights significant activity resulting in the change in our financial condition between December 31, 2022 and December 31, 2023.

Loans

Our loan portfolio is our largest category of interest-earning assets. At December 31, 2023, total loans were $18.3 billion compared to $15.3 billion at December 31, 2022, an increase of 19%. The net increase in loans was primarily attributable to organic growth and loans acquired in the Progress and First Miami transactions of $1.44 billion and $577 million, respectively. The following presents the composition of our loan portfolio as of the dates indicated.

Table 8 - Loan Portfolio Composition
As of December 31, 2023

As of December 31, 2023, 23% of our loan portfolio was comprised of income producing commercial real estate loans, which is further disaggregated in the following chart. Common risks for this loan category are declines in general economic conditions, declines in real estate value, declines in occupancy rates, and lack of suitable alternative use for the property. In the current environment where inflation is high and interest rates have been rising over the past two years, the cost of renting commercial real estate has risen substantially. This can increase the risk of lower occupancy rates to our borrowers. In addition, in the post-COVID era, demand for office space has seen some decline as many companies have reduced the sizes of their offices to account for hybrid and remote work arrangements. We monitor our income producing commercial real estate portfolio through debt covenant monitoring and performing annual review procedures.

Table 9 - Commercial Real Estate - Income Producing Portfolio Composition
As of December 31, 2023

The following table sets forth the maturity distribution of our loan portfolio, including the interest rate sensitivity for loans maturing after one year.

Table 10 - Loan Portfolio Maturity
As of December 31, 2023
(in thousands)

	Maturity					Rate Structure for Loans Maturing Over One Year (1)
	One Year or Less	2 - 5 Years	6 - 15 Years	After 15 Years	Total	Fixed Rate	Variable Rate
Owner occupied commercial real estate	$249,416	$1,350,357	$1,489,908	$174,370	$3,264,051	$2,177,552	$837,083
Income producing commercial real estate	732,801	2,199,709	1,128,462	202,980	4,263,952	2,044,647	1,486,504
Commercial & industrial	618,718	1,117,298	599,972	75,057	2,411,045	925,600	866,727
Commercial construction	467,220	995,259	308,134	88,925	1,859,538	471,034	921,284
Equipment financing	70,603	1,152,025	318,492	—	1,541,120	1,470,517	—
Total commercial	2,138,758	6,814,648	3,844,968	541,332	13,339,706	7,089,350	4,111,598
Residential mortgage	16,039	35,733	188,828	2,958,328	3,198,928	1,090,288	2,092,601
Home equity	11,660	49,443	84,290	813,594	958,987	1,952	945,375
Residential construction	246,799	11,789	35,360	7,702	301,650	17,821	37,030
Manufactured housing	8	520	52,876	283,070	336,474	336,212	254
Consumer	32,298	122,802	24,390	1,627	181,117	146,365	2,454
Total	$2,445,562	$7,034,935	$4,230,712	$4,605,653	$18,316,862	$8,681,988	$7,189,312
(1) The fixed versus variable determination does not reflect the portfolio layer fair value hedge on certain equipment financing loans.

As of December 31, 2023, our 25 largest credit relationships consisted of loans and loan commitments ranging from $38.9 million to $81.6 million, with an aggregate total credit exposure of $1.16 billion, including $332 million in unfunded commitments and $832 million in balances outstanding, excluding participations sold.

Our manufactured housing loan portfolio, which we acquired in the Reliant acquisition, is comprised of loans mostly outside our footprint, predominantly in Louisiana, Mississippi and Texas. As of December 31, 2023, 87% of loans were collateralized by chattel and the remaining 13% were collateralized by real estate. During the fourth quarter of 2023, we ceased originating new manufactured housing loans.
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
We conduct reviews of classified performing and non-performing loans, FDMs, past due loans and portfolio concentrations on a regular basis to identify risk migration and potential charges to the ACL. These items are discussed in a series of meetings attended by Credit Risk Management leadership and leadership from various lending groups. In addition to the reviews mentioned above, an independent loan review team reviews the portfolio to ensure consistent application of risk rating policies and procedures.
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

The ACL, which includes a portion related to unfunded commitments, totaled $224 million at December 31, 2023 compared with $181 million at December 31, 2022. At December 31, 2023, the ACL for loans was $208 million, or 1.14% of total loans, compared with $159 million, or 1.04%, of loans at December 31, 2022.

The increase in the ACL since December 31, 2022 reflects loan growth and a higher level of charge-offs, which raised the initial expected default rates in the model. In addition, the acquisitions of Progress and First Miami added $20.9 million to the ACL as of the acquisition date. Of this amount, $6.42 million was reclassified from the amortized cost basis of PCD loans with no impact to earnings.

The following table summarizes the allocation of the ACL for each of the past three years.

Table 11 - Allocation of ACL
As of December 31,
(in thousands)

	2023		2022		2021
	ACL	% of loans in each category to total loans	ACL	% of loans in each category to total loans	ACL	% of loans in each category to total loans
Owner occupied commercial real estate	$23,542	18	$19,834	18	$14,282	20
Income producing commercial real estate	47,755	23	32,082	21	24,156	22
Commercial & industrial	30,890	13	23,504	15	16,592	16
Commercial construction	21,741	10	20,120	10	9,956	9
Equipment financing	33,383	9	23,395	9	16,290	9
Total commercial	157,311	73	118,935	73	81,276	76
Residential mortgage	28,219	17	20,809	15	12,390	14
Home equity	9,647	5	8,707	6	6,568	6
Residential construction	1,833	2	2,049	3	1,847	3
Manufactured housing	10,339	2	8,098	2	—	—
Consumer	722	1	759	1	451	1
Total ACL - loans	208,071	100	159,357	100	102,532	100
ACL - unfunded commitments	16,057		21,163		10,992
Total ACL	$224,128		$180,520		$113,524

ACL- loans as a percentage of total loans	1.14%		1.04%		0.87%
The following table summarizes net charge-offs to average loans for each of the past three years.

Table 12 - Net Charge-offs
Years Ended December 31,
(in thousands)

	2023			2022			2021
	Average Loans	Net Charge-Offs (Recoveries)	Net Charge-Offs to Average Loans	Average Loans	Net Charge-Offs (Recoveries)	Net Charge-Offs to Average Loans	Average Loans	Net Charge-Offs (Recoveries)	Net Charge-Offs to Average Loans
Owner occupied commercial real estate	$3,166,495	$503	0.02%	$2,662,600	$(1,761)	(0.07)%	$2,159,153	$316	0.01%
Income producing commercial real estate	3,834,585	5,939	0.15	3,283,107	(343)	(0.01)	2,571,923	(229)	(0.01)
Commercial & industrial	2,483,931	21,059	0.85	2,271,279	6,460	0.28	2,242,764	(2,499)	(0.11)
Commercial construction	1,800,307	(157)	(0.01)	1,502,093	(584)	(0.04)	958,791	(747)	(0.08)
Equipment financing	1,503,826	20,162	1.34	1,217,993	3,953	0.32	971,355	3,105	0.32
Residential mortgage	2,900,916	(246)	(0.01)	2,007,843	(247)	(0.01)	1,462,421	(220)	(0.02)
Home equity	935,596	(2,878)	(0.31)	802,674	(618)	(0.08)	675,873	(405)	(0.06)
Residential construction	436,513	936	0.21	394,413	(231)	(0.06)	301,591	(147)	(0.05)
Manufactured housing	337,712	3,859	1.14	285,556	765	0.27	—	—	—
Consumer	176,543	3,066	1.74	144,188	2,260	1.57	142,005	864	0.61
	$17,576,424	$52,243	0.30	$14,571,746	$9,654	0.07	$11,485,876	$38	—

The increase in net charge-offs in 2023 was mostly attributable to higher equipment financing net charge-offs, mostly related to long haul trucking equipment loans, and one commercial relationship charge-off totaling $19.0 million. The commercial borrower, a wholesale oil distributor, was part of a $218 million nationally syndicated credit, in which United’s participation was 8.7%. The borrower filed for Chapter 11 bankruptcy in March of 2023, at which time we placed the credit on nonaccrual status and included it in

NPAs. When the bankruptcy converted to a Chapter 7 liquidation in August of 2023, the loan was charged off in full with no significant recovery expected. In regards to the increase in equipment finance charge-offs, the long haul trucking equipment segment, which drove the increase, comprises a small portion of the equipment finance portfolio and is not deemed to be indicative of the current credit quality of the entire equipment financing portfolio.

Nonperforming Assets

The following table presents NPAs, which consist of nonaccrual loans and OREO and repossessed assets, for the periods indicated.

Table 13 - NPAs
As of December 31,
(in thousands)

	2023	2022	2021
Nonaccrual loans held for investment	$91,687	$44,232	$32,812
OREO and repossessed assets	1,190	49	43
Total NPAs	$92,877	$44,281	$32,855

Nonaccrual loans to total loans	0.50%	0.29%	0.28%
NPAs to total assets	0.34	0.18	0.16

ACL - loans to nonaccrual loans coverage ratio	2.27	3.60	3.12

The increase in nonaccrual loans since December 31, 2022 is primarily driven by a small population of large commercial loans that moved to nonaccrual status, which contributed $45.8 million of the increase. Additionally, the balance at December 31, 2023 included $13.2 million and $8.08 million, respectively, of manufactured housing and equipment financing loans that moved to nonaccrual status during 2023. These additions were partially offset by reductions in nonaccrual loans resulting from repayments, payoffs, and charge-offs as well as loans returning to accrual status.

Investment Securities

The composition of our investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk in other categories of the balance sheet, while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowings. The following table presents a summary of our investment securities portfolio as of the dates indicated.

Table 14 - Investment Securities
As of December 31,
(in thousands)

	2023		2022
	Carrying Value	% of portfolio	Carrying Value	% of portfolio	2023 - 2022 $ Change
AFS	$3,331,084	57%	$3,614,333	58%	$(283,249)
HTM	2,490,848	43	2,613,648	42	(122,800)
Total investment securities	$5,821,932		$6,227,981		$(406,049)

Investment securities as a % of total assets	21%		26%
Weighted average life	6.2 years		6.7 years
Effective duration (1)	4.0%		4.7%
(1) Effective duration is presented net of the AFS fair value hedge entered into during 2023. The effective duration excluding the AFS fair value hedge was 4.4% as of December 31, 2023.

During the fourth quarter of 2023, we sold $316 million in AFS securities for a loss of $51.7 million with the strategic rationale of reducing long duration securities with lower yields and replacing them with higher yielding shorter duration securities to mitigate interest rate risk in the current rising rate environment. Securities sold yielded 1.46% with a 5.1% effective duration. Proceeds from the sales were reinvested in AFS securities yielding 5.36% with a 1.5% effective duration.

During the second quarter of 2023, we entered into a fair value hedge on a portion of our AFS securities portfolio in order to mitigate the impact of any potential future unrealized losses on our tangible common equity. The notional value of the securities hedged totaled $656 million as of December 31, 2023. Gains and losses related to the hedge and hedged item are reflected in investment securities interest income. During 2023, the change in the fair value of the hedge and the hedged item substantially offset each other. See Note 8 to the consolidated financial statements for further detail.
During 2022, we transferred AFS debt securities to HTM with a fair value on the transfer date of $1.29 billion, which included unrealized losses recorded in AOCI totaling $87.4 million. Transfer date unrealized losses are amortized and reclassified out of AOCI as a yield adjustment, which is offset by discount accretion of the transferred HTM securities. Amortization of transfer date unrealized losses and discount accretion are recognized over the remaining life of the securities.

At December 31, 2023, HTM debt securities had a fair value of $2.10 billion, indicating net unrealized losses of $395 million. Additional unrealized losses on HTM debt securities of $68.2 million (pre-tax) were included in AOCI as a result of the transfer of AFS debt securities to HTM in 2022. Unrealized losses were primarily attributable to changes in interest rates.

Table 15 - Investment Securities Portfolio Composition
As of December 31, 2023

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

As shown in the chart above, 79% of our investment securities portfolio is comprised of U.S. government, U.S. government agency and GSE securities. In addition, as of December 31, 2023, our state and political subdivision securities were all high quality investment grade. As a reflection of the high credit quality of the portfolio, at December 31, 2023 and 2022, no ACL for HTM or AFS debt securities was recorded. See Note 5 to the consolidated financial statements for further discussion of the investment portfolio and related fair value information.

The following table presents the amortized cost of securities by contractual maturity of investment securities and weighted-average yields on a FTE basis. Weighted-average yield for each maturity range includes coupon interest, discount accretion and premium amortization and has been calculated using the amortized cost of each security in that range. The composition and maturity / repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs. Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

Table 16 - Contractual Maturity and Weighted-Average Yield of AFS and HTM Debt Securities
As of December 31, 2023
(in thousands)

	Maturity By Years
	1 or Less		1 to 5		6 to 10		Over 10		Total
	Amortized Cost	WA Yield	Amortized Cost	WA Yield	Amortized Cost	WA Yield	Amortized Cost	WA Yield	Amortized Cost	WA Yield
AFS
U.S. Treasuries	$182,660	5.38%	$215,361	2.38%	$—	—%	$—	—%	$398,021	3.76%
U.S. Government agencies & GSEs	283	1.23	39,362	1.79	90,259	3.72	151,804	5.71	281,708	4.52
State and political subdivisions	3,159	2.05	27,827	2.27	51,941	1.56	99,619	1.61	182,546	1.70
Residential MBS, Agency & GSE	2	1.86	4,738	2.45	19,481	2.45	1,290,843	3.24	1,315,064	3.22
Residential MBS, Non-agency	—	—	—	—	—	—	339,330	4.62	339,330	4.62
Commercial MBS, Agency & GSE	3,007	2.14	300,022	3.73	121,114	2.14	231,861	3.21	656,004	3.25
Commercial MBS, Non-agency	12,663	9.07	—	—	—	—	11,606	4.22	24,269	6.75
Corporate bonds	10,379	1.08	161,480	1.63	45,618	3.10	808	7.95	218,285	1.93
Asset-backed securities	243	0.37	35,566	0.38	7,798	6.32	121,121	6.42	164,728	5.10
Total AFS securities	$212,396	5.28	$784,356	2.62	$336,211	2.72	$2,246,992	3.72	$3,579,955	3.48

HTM
U.S. Treasuries	$—	—%	$19,864	1.41%	$—	—%	$—	—%	$19,864	1.41%
U.S. Government agencies & GSEs	—	—	—	—	72,632	1.52	26,420	2.63	99,052	1.82
State and political subdivisions	1,200	4.54	27,257	2.66	50,205	2.21	214,043	2.52	292,705	2.49
Residential MBS, Agency & GSE	42	3.35	1,338	3.60	19,929	2.20	1,361,985	1.87	1,383,294	1.87
Commercial MBS, Agency & GSE	—	—	26,229	2.04	208,500	1.34	446,204	2.23	680,933	1.95
Supranational entities	—	—	—	—	15,000	1.70	—	—	15,000	1.70
Total HTM securities	$1,242	4.50	$74,688	2.12	$366,266	1.56	$2,048,652	2.02	$2,490,848	1.96

Goodwill and Other Intangible Assets

Goodwill represents the premium paid for acquired companies above the net fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Management evaluates goodwill annually, or more frequently if necessary, to determine if any impairment exists. At December 31, 2023 and December 31, 2022, the net carrying amount of goodwill was $920 million and $751 million, respectively.

We also have core deposit and customer relationship intangible assets, representing the value of acquired deposit and customer relationships, respectively, which are amortizing intangible assets. Amortizing intangible assets are required to be tested for impairment only when events or circumstances indicate that impairment may exist.

In connection with the acquisition of Progress in the first quarter of 2023, we recorded goodwill and a core deposit intangible of $146 million and $40.0 million, respectively. In connection with the acquisition of First Miami in the third quarter of 2023, we recorded goodwill and a core deposit intangible of $23.2 million and $18.0 million, respectively. See Note 3 to the financial statements for further information about these acquisitions. Also during the third quarter of 2023, United reduced its core deposit intangible related to the Reliant acquisition by $656,000 as a result of the sale of two acquired branches and related deposits.

In 2022, in connection with the acquisition of Reliant, we recorded goodwill and a core deposit intangible of $299 million and $14.5 million, respectively.

Deposits

Customer deposits are the primary source of funding for our earning assets. In addition to organic growth, the increase in deposits since December 31, 2022 was primarily driven by the deposits assumed in the Progress and First Miami transactions, which had a balance of $1.33 billion and $865 million, respectively, as of their respective acquisition dates. As of December 31, 2023 we had approximately $9.24 billion in uninsured deposits, of which $3.10 billion was collateralized by investment securities. The following table sets forth the deposit composition for the periods indicated.

Table 17 - Deposits
As of December 31,
(in thousands)

	2023		2022
	Balance	Customer Deposit Composition	Balance	Customer Deposit Composition
Noninterest-bearing demand	$6,534,307	28%	$7,643,081	39%
NOW and interest-bearing demand	6,155,193	27	4,350,878	22
Money market and savings	6,808,394	29	5,967,017	30
Time	3,649,498	16	1,781,482	9
Total customer deposits	23,147,392	100%	19,742,458	100%
Brokered deposits	163,219		134,049
Total deposits	$23,310,611		$19,876,507

The following table sets forth the scheduled maturities of time deposits greater than $250,000.

Table 18 - Maturities of Time Deposits Greater than $250,000
As of December 31, 2023
(in thousands)

Three months or less	$382,802
Over three through six months	308,274
Over six months through twelve months	412,776
Over one year	47,886
Total	$1,151,738

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

The Bank’s main source of liquidity is customer interest-bearing and noninterest-bearing deposit accounts, which we are able to attract by competing more aggressively on pricing. Liquidity is also available from wholesale funding sources consisting primarily of Federal funds purchased, securities sold under agreements to repurchase, FHLB advances and brokered deposits. These sources of liquidity are generally short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs. In response to bank failures in early 2023, we have focused on maximizing the amount of securities and loans available as collateral for contingent liquidity sources as well as reevaluated the assumptions in our liquidity stress test. At December 31, 2023, we had sufficient qualifying collateral to support additional borrowings, which is detailed in the table below.

Table 19 - Borrowing Capacity
As of December 31, 2023
(in thousands)
	FHLB	$1,843,827
	Federal Reserve
	Discount Window	2,698,507
	Bank Term Funding Program (1)	1,265,066
	Total borrowing capacity	$5,807,400

	Unpledged securities available as collateral for additional borrowings	$1,706,264
(1) The Bank Term Funding Program expires March 11, 2024.

Since the second half of 2022 there has been strong competition for deposits in the banking industry as the rising interest rate environment has provided customers with alternatives for achieving higher returns on cash outside of the banking system. As a result, during the second half of 2022, we experienced some deposit attrition, which was not unique to us but was part of an industry-wide trend. In response to this deposit balance attrition, we suspended investment securities purchases and allowed cash flows from maturing securities to meet a portion of our funding needs. We also temporarily used short-term borrowings to supplement our near-term funding requirements. In 2023, we raised deposit pricing in an effort to stem deposit attrition and attract deposits back to the Bank. These efforts were successful and we were able to suspend our use of short-term borrowings. At the end of 2023, we had no outstanding short-term borrowings and the balance of cash and cash equivalents was $1.00 billion. In addition to on-balance sheet liquidity, we have significant sources of liquidity through secured borrowings and other unsecured funding sources as noted above.

In addition, because the Holding Company is a separate entity and apart from the Bank, it must provide for its own liquidity. The Holding Company is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities. The Holding Company currently has internal capital resources to meet these obligations. While the Holding Company has access to the capital markets, the ultimate sources of its liquidity are subsidiary service fees and dividends from the Bank, which are limited by applicable law and regulations. In 2023 and 2022, the Bank paid dividends of $198 million and $133 million, respectively, to the Holding Company. Holding Company liquidity is managed to a minimum of 15-months of positive cash flow after considering all of its liquidity needs over this period.

Significant uses and sources of cash during the year ended December 31, 2023 are summarized below. See the consolidated statement of cash flows in this Report for further detail.
•Net cash provided by operating activities of $294 million reflects net income of $188 million adjusted for non-cash transactions, gains and losses on sales of other loans and securities and changes in other assets and liabilities. Significant non-cash transactions for the period included provision for credit losses of $89.4 million and depreciation, amortization and accretion of $45.0 million.
•Net cash used in investing activities of $163 million consisted primarily of $857 million of purchases of AFS debt securities and a $997 million net increase in loans, offset by $1.66 billion proceeds from securities sales, maturities and calls and $208 million in net cash received from acquisitions.
•Net cash provided by financing activities of $226 million consisted primarily of a net increase in deposits of $1.34 billion, partially offset by net repayments of FHLB advances and other short-term borrowings of $993 million and $112 million in common and preferred stock dividends.
In the opinion of management, our liquidity position at December 31, 2023 was sufficient to meet our expected cash requirements.

Contractual Obligations and Other Commitments

The following discussion provides an overview of our significant contractual obligations and other commitments.

Long-term Debt

At December 31, 2023 and 2022, we had long-term debt outstanding of $325 million, which included senior debentures, subordinated debentures, and trust preferred securities. The following table provides long-term debt outstanding by maturity in five year increments. During 2022, as part of the Reliant acquisition, we assumed subordinated debt and trust preferred securities with an acquisition date fair value totaling $76.7 million. Additional information regarding debt instruments is provided in Note 13 to the consolidated financial statements.

Table 20 - Long-term Debt by Maturity Category
As of December 31, 2023
(in thousands)

Next 5 years	$135,000
6 - 10 years	163,093
11 - 15 years	31,239
329,332
Less discount	(4,509)
Total long-term debt	$324,823

Operating Lease Obligations

We are party to operating lease agreements for many of our branch locations, ATMs, loan production offices and operation centers. For qualifying leases with a term exceeding one year, we record a lease liability and ROU asset on our balance sheet. As of December 31, 2023, the lease liability and ROU asset totaled $44.1 million and $42.8 million, respectively, compared to $41.7 million and $40.0 million, respectively, at December 31, 2022. During 2023, we obtained $18.0 million in ROU assets in exchange for operating lease liabilities of approximately the same amount, $10.4 million of which were acquired in the First Miami and Progress transactions. Leases assumed were for retail branch locations and office spaces.

As of December 31, 2023, the remaining terms of our leases ranged from a few months to 10 years. Certain of our leases contain options to renew the lease at the end of the current term. Unless we have determined we are reasonably likely to renew the lease, these options have been excluded from the calculation of our lease liability and ROU asset. Additional information regarding operating leases is provided in Note 14 to the consolidated financial statements.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of customers. These financial instruments included commitments to extend credit and letters of credit, which totaled $4.37 billion at December 31, 2023.

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

In addition, we hold investments in certain limited partnerships for tax credit and CRA purposes. As of December 31, 2023, for certain of these investments, we had committed to fund an additional $11.3 million related to future capital calls that has not been reflected in the consolidated balance sheet. As of December 31, 2023, we also had $13.7 million in commitments for future capital calls to fintech fund limited partnerships that have not been reflected in the consolidated balance sheet.

We are not involved in off-balance sheet contractual relationships, other than those disclosed in this Report, that could result in liquidity needs or other commitments, or that could significantly affect earnings. See Note 23 to the consolidated financial statements for additional information on off-balance sheet arrangements.

Capital Resources and Dividends

The maintenance and management of capital levels is one of management’s significant priorities. Shareholders’ equity at December 31, 2023 was $3.26 billion, an increase of $561 million from December 31, 2022. The increase was primarily a result of net income of $188 million, the issuance of $394 million of common stock in connection with the Progress and First Miami acquisitions and other comprehensive income of $90.3 million mostly driven by unrealized holding gains on AFS debt securities. These increases were partially offset by dividends on common and preferred stock of $116 million.

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

We have outstanding junior subordinated debentures related to trust preferred securities totaling $34.3 million at December 31, 2023, of which $33.0 million (excluding common securities) qualified as Tier 2 capital. Further information on trust preferred securities is provided in Note 13 to the consolidated financial statements.

The following table outlines the minimum ratios required for capital adequacy purposes, as well as the thresholds for a categorization of “well-capitalized”.

Table 21 - Capital Ratios
As of December 31,

				United Community Banks, Inc. (consolidated)		United Community Bank
	Minimum Capital	Well-Capitalized	Minimum Capital Plus Capital Conservation Buffer	2023	2022	2023	2022
Risk-based ratios:
CET1 capital	4.5%	6.5%	7.0%	12.16%	12.26%	12.22%	12.83%
Tier 1 capital	6.0	8.0	8.5	12.60	12.81	12.22	12.83
Total capital	8.0	10.0	10.5	14.49	14.79	13.23	13.70
Leverage ratio	4.0	5.0	N/A	9.47	9.69	9.17	9.69

Additional information related to capital ratios, as calculated under regulatory guidelines, is provided in Note 22 to the consolidated financial statements. As of December 31, 2023 and 2022, both United and the Bank were characterized as “well-capitalized”.

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

Table 22 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at December 31,
	2023		2022
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	(0.88)%	(1.70)%	6.97%	4.33%
100 basis point increase	(0.38)	(0.88)	3.53	2.85
100 basis point decrease	(0.60)	0.14	(3.78)	(3.12)
200 basis point decrease	(2.89)	0.10	(8.39)	(5.07)

The current environment is marked by the most rapid rate increases in decades, which, in part, has made non-bank products, such as U.S. Treasuries and money market funds, more attractive to our deposit customers. For this and other reasons such as the Federal Reserve’s quantitative tightening and the aftermath of COVID stimulus, the banking industry’s deposit base has been shrinking since the first half of 2022. This industry-wide outflow of deposits has increased price competition for bank deposits. As such, industry deposit betas, including ours, have been increasing at a faster pace relative to the last rising rate cycle. Deposit beta is a measure of the change in a bank’s average rate paid on deposits to the change in the federal funds rate. Our cumulative total deposit beta for the current rising rate cycle increased to 42% in the fourth quarter of 2023. Our cumulative total deposit beta in the last upward rate cycle from November 2015 to July 2019 was 22%.

Our interest sensitivity model includes significant key assumptions which may change over time. Although our model generally assumes no change in deposit portfolio size or composition, we have included an assumption for the runoff of surge deposits since 2021. In the second quarter of 2023, in response to the rapid rate increases mentioned above, we increased the beta assumption in our model. As of December 31, 2023, the modeled total deposit beta, which is measured as the change in our overall deposit rate as a percentage of the change in the targeted Federal Funds rate in a rising rate environment, was 43%. A higher total deposit beta assumption generally indicates a less asset sensitive balance sheet and lowers the expected increase in net interest revenue in the increasing rate scenarios. At December 31, 2023, compared to December 31, 2022, our deposit composition was more heavily comprised of time deposits and other rate sensitive non-maturity deposits and we had less noninterest-bearing demand deposits, which reduced our asset sensitivity to a more neutral position. As a result, the impacts of optionality, such as prepayments and loan caps, were more visible in the rate increase scenarios.

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

Management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and in compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

Based on our assessment, management concluded that as of December 31, 2023, United Community Banks, Inc.’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ H. Lynn Harton	/s/ Jefferson L. Harralson
H. Lynn Harton	Jefferson L. Harralson
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of United Community Banks, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of United Community Banks, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income (loss), of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Allowance for Credit Losses – Model Overlays for Certain Portfolio Segments and Qualitative Adjustments for Certain Portfolio Segments

As described in Notes 1 and 6 to the consolidated financial statements, the allowance for credit losses – loans and leases (collectively referred to as “ACL”) of $208 million as of December 31, 2023 represents management’s estimate of expected credit losses for the remaining estimated life of loans and leases, a portion of which relates to model overlays and qualitative adjustments. Management determined the ACL using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Expected credit losses were estimated using a regression model for each segment based on historical data from peer banks combined with a third party vendor’s baseline economic forecast to predict the change in credit losses. These estimates were then combined with a starting value that was based on the Company’s recent charge-off experience to produce an expected default rate, with the results subject to a floor. For the majority of loans and leases, the ACL is calculated using a discounted cash flow methodology applied at a loan level, with loss rates, prepayment assumptions and curtailment assumptions driven by each loan’s collateral type. As of December 31, 2023, management applied a model overlay to adjust the expected default rate for the commercial construction, income producing commercial real estate, multifamily loans (which are included in income producing commercial real estate), and commercial & industrial loans portfolio segments (“model overlays for certain portfolio segments”). Management also applied qualitative adjustments to the model output for the residential mortgage, income producing commercial real estate, and equipment financing loan portfolio segments (“qualitative adjustments for certain portfolio segments”).
The principal considerations for our determination that performing procedures relating to the model overlays for certain portfolio segments and qualitative adjustments for certain portfolio segments is a critical audit matter are (i) the significant judgment by management when developing the estimate of expected credit losses; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to (a) the model overlays for certain portfolio segments and (b) the qualitative adjustments for certain portfolio segments; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s ACL estimation process, including controls over the model overlays for certain portfolio segments and qualitative adjustments for certain portfolio segments. These procedures also included, among others, (i) testing management’s process for developing the estimate of expected credit losses; (ii) evaluating the appropriateness of management’s methodology; (iii) testing the completeness and accuracy of the data used by management; and (iv) evaluating the reasonableness of model overlays and qualitative adjustments for certain portfolio segments. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of management’s methodology; and (ii) the reasonableness of the model overlays and qualitative adjustments for certain portfolio segments.
Initial Valuations of Acquired Loans – Progress Bank and First Miami Bank
As described in Notes 1 and 3 to the consolidated financial statements, during 2023 the Company completed the acquisitions of Progress Bank and First Miami Bank. The acquisitions included fair value of acquired loans balances of $1.443 billion and $577 million for Progress Bank and First Miami Bank, respectively. Purchased loans are measured and recorded at fair value on the date of acquisition. Fair values for acquired loans are generally based on a discounted cash flow methodology that considers credit loss expectations, market interest rates, and other market factors such as liquidity from the perspective of a market participant. The probability of default, loss given default and prepayment assumptions are the key factors driving credit losses which are embedded into the estimated cash flows. These assumptions are informed by internal data on loan characteristics, historical loss experience, and current and forecasted economic conditions. The interest and liquidity component of the estimate was determined by discounting interest and principal cash flows through the expected life of each loan. The discount rates used for loans are based on current market rates for new originations of comparable loans and include adjustments for liquidity.
The principal considerations for our determination that performing procedures relating to the initial valuations of loans acquired in the acquisitions of Progress Bank and First Miami Bank is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the acquired loans; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the discount rate, probability of default, loss given default and prepayment significant assumptions used by management; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s initial valuation of the acquired loans, including controls over the discount rate, probability of default, loss given default and prepayment significant assumptions used in the discounted cash flow methodology. These procedures also included, among others, (i) testing the completeness and accuracy of data provided by management and (ii) the involvement of professionals with specialized skill and knowledge to assist with evaluating the reasonableness of management’s estimate by (a) developing independent ranges of fair value for a sample of acquired loan portfolios and (b) comparing the independent ranges to management’s estimate. Developing the independent ranges of fair value involved independently developing the discount rate, probability of default, loss given default, and prepayment assumptions using contractual loan terms and external market data.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 23, 2024

We have served as the Company’s auditor since 2013.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2023 and 2022
(in thousands, except share data)

	2023	2022
ASSETS
Cash and due from banks	$200,781	$195,771
Interest-bearing deposits in banks	803,094	316,082
Federal funds and other short-term investments	—	135,000
Cash and cash equivalents	1,003,875	646,853
Debt securities available-for-sale	3,331,084	3,614,333
Debt securities held-to-maturity (fair value $2,095,620 and $2,191,073, respectively)	2,490,848	2,613,648
Loans held for sale	33,008	13,600
Loans and leases held for investment	18,318,755	15,334,627
Less allowance for credit losses - loans and leases	(208,071)	(159,357)
Loans and leases, net	18,110,684	15,175,270
Premises and equipment, net	378,421	298,456
Bank owned life insurance	345,371	299,297
Accrued interest receivable	87,782	72,807
Net deferred tax asset	113,214	129,313
Derivative financial instruments	50,352	50,636
Goodwill and other intangible assets, net	990,087	779,248
Other assets	362,525	315,423
Total assets	$27,297,251	$24,008,884
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$6,534,307	$7,643,081
Interest-bearing deposits	16,776,304	12,233,426
Total deposits	23,310,611	19,876,507
Short-term borrowings	—	158,933
Federal Home Loan Bank advances	—	550,000
Long-term debt	324,823	324,663
Derivative financial instruments	84,811	99,543
Accrued expenses and other liabilities	315,481	298,564
Total liabilities	24,035,726	21,308,210

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1 par value: 10,000,000 shares authorized; 3,662 and 4,000 shares Series I issued and outstanding, respectively; $25,000 per share liquidation preference	88,266	96,422
Common stock, $1 par value; 200,000,000 shares authorized, 119,010,319 and 106,222,758 shares issued and outstanding, respectively	119,010	106,223
Common stock issuable; 620,108 and 607,128 shares, respectively	13,110	12,307
Capital surplus	2,699,112	2,306,366
Retained earnings	581,219	508,844
Accumulated other comprehensive loss	(239,192)	(329,488)
Total shareholders’ equity	3,261,525	2,700,674
Total liabilities and shareholders’ equity	$27,297,251	$24,008,884

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the Years Ended December 31, 2023, 2022 and 2021
(in thousands, except per share data)

	2023	2022	2021
Interest revenue:
Loans, including fees	$1,042,605	$673,402	$505,734
Investment securities:
Taxable	162,505	121,501	61,994
Tax exempt	7,295	10,323	8,978
Deposits in banks and short-term investments	24,702	7,929	2,088
Total interest revenue	1,237,107	813,155	578,794
Interest expense:
Deposits	395,574	42,099	14,845
Short-term borrowings	3,195	507	—
Federal Home Loan Bank advances	5,761	1,424	3
Long-term debt	14,812	16,768	14,912
Total interest expense	419,342	60,798	29,760
Net interest revenue	817,765	752,357	549,034
Provision for credit losses	89,430	63,913	(37,550)
Net interest revenue after provision for credit losses	728,335	688,444	586,584
Noninterest income:
Service charges and fees	38,412	38,163	33,868
Mortgage loan gains and related fees	19,220	32,524	58,446
Wealth management fees	23,740	23,594	18,998
Gains from other loan sales	9,146	10,730	11,267
Other lending and loan servicing fees	13,973	10,005	9,427
Securities (losses) gains, net	(53,333)	(3,872)	83
Other	24,325	26,563	25,729
Total noninterest income	75,483	137,707	157,818
Total revenue	803,818	826,151	744,402
Noninterest expenses:
Salaries and employee benefits	318,464	276,205	241,443
Occupancy	42,640	36,247	28,619
Communications and equipment	43,264	38,234	29,829
Professional fees	26,732	20,166	20,589
Lending and loan servicing expense	9,722	9,350	10,859
Outside services - electronic banking	11,577	12,583	9,481
Postage, printing and supplies	9,467	8,749	7,110
Advertising and public relations	9,473	8,384	5,910
FDIC assessments and other regulatory charges	27,449	9,894	7,398
Amortization of intangibles	15,175	6,826	4,045
Merger-related and other charges	27,210	19,375	13,970
Other	30,100	24,136	17,386
Total noninterest expenses	571,273	470,149	396,639
Income before income taxes	232,545	356,002	347,763
Income tax expense	45,001	78,530	77,962
Net income	$187,544	$277,472	$269,801

Net income available to common shareholders	$180,847	$269,135	$261,269

Income per common share:
Basic	$1.54	$2.52	$2.97
Diluted	1.54	2.52	2.97
Weighted average common shares outstanding:
Basic	117,603	106,661	87,940
Diluted	117,745	106,778	88,097
See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2023, 2022 and 2021
(in thousands, except per share data)

	2023			2022			2021
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$232,545	$(45,001)	$187,544	$356,002	$(78,530)	$277,472	$347,763	$(77,962)	$269,801
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses)	59,462	(14,077)	45,385	(428,605)	101,344	(327,261)	(92,231)	23,294	(68,937)
Reclassification of securities from available-for-sale to held-to-maturity	—	—	—	87,444	(20,770)	66,674	—	—	—
Realized losses (gains) included in net income	53,333	(13,575)	39,758	3,872	(1,026)	2,846	(83)	(46)	(129)
Net unrealized gains (losses)	112,795	(27,652)	85,143	(337,289)	79,548	(257,741)	(92,314)	23,248	(69,066)
Unrealized losses on held-to-maturity securities transferred from available-for-sale:
Reclassification of unrealized losses	—	—	—	(87,444)	20,770	(66,674)	—	—	—
Amortization of unrealized losses	10,203	(2,452)	7,751	9,049	(2,167)	6,882	—	—	—
Net activity	10,203	(2,452)	7,751	(78,395)	18,603	(59,792)	—	—	—
Derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives	1,611	(411)	1,200	12,721	(3,249)	9,472	3,837	(979)	2,858
(Gains) losses on derivative instruments realized in net income	(4,719)	1,205	(3,514)	269	(69)	200	608	(156)	452
Net cash flow hedge activity	(3,108)	794	(2,314)	12,990	(3,318)	9,672	4,445	(1,135)	3,310
Defined benefit pension plan activity:
Net actuarial (loss) gain on defined benefit pension plans	(625)	159	(466)	5,833	(1,490)	4,343	1,066	(273)	793
Amortization of defined benefit pension plan net periodic pension cost components	244	(62)	182	680	(174)	506	1,044	(267)	777
Net defined benefit pension plan activity	(381)	97	(284)	6,513	(1,664)	4,849	2,110	(540)	1,570
Total other comprehensive income (loss)	119,509	(29,213)	90,296	(396,181)	93,169	(303,012)	(85,759)	21,573	(64,186)
Comprehensive income (loss)	$352,054	$(74,214)	$277,840	$(40,179)	$14,639	$(25,540)	$262,004	$(56,389)	$205,615
See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2023, 2022 and 2021
(in thousands except share data)

	Shares of Common Stock	Preferred Stock	Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2020	86,675,279	$96,422	$86,675	$10,855	$1,638,999	$136,869	$37,710	$2,007,530
Net income						269,801		269,801
Other comprehensive loss							(64,186)	(64,186)
Common stock issued for acquisitions	2,863,734		2,864		92,661			95,525
Purchases of common stock	(492,744)		(493)		(14,608)			(15,101)
Preferred stock dividends						(6,876)		(6,876)
Common stock dividends ($0.78 per share)						(69,140)		(69,140)
Impact of equity-based compensation awards	224,706		225	1,061	2,406			3,692
Impact of other equity plans	78,851		79	(628)	1,549			1,000
December 31, 2021	89,349,826	96,422	89,350	11,288	1,721,007	330,654	(26,476)	2,222,245
Net income						277,472		277,472
Other comprehensive loss							(303,012)	(303,012)
Common stock issued for acquisitions	16,571,545		16,571		579,805			596,376
Preferred stock dividends						(6,875)		(6,875)
Common stock dividends ($0.86 per share)						(92,407)		(92,407)
Impact of equity-based compensation awards	233,489		234	2,046	4,661			6,941
Impact of other equity plans	67,898		68	(1,027)	893			(66)
December 31, 2022	106,222,758	96,422	106,223	12,307	2,306,366	508,844	(329,488)	2,700,674
Net income						187,544		187,544
Other comprehensive income							90,296	90,296
Common stock issued for acquisitions	12,279,135		12,279		381,861			394,140
Purchases of preferred stock		(8,156)			35	970		(7,151)
Preferred stock dividends						(6,635)		(6,635)
Common stock dividends ($0.92 per share)						(109,504)		(109,504)
Impact of equity-based compensation awards	461,601		461	1,207	10,151			11,819
Impact of other equity plans	46,825		47	(404)	699			342
December 31, 2023	119,010,319	$88,266	$119,010	$13,110	$2,699,112	$581,219	$(239,192)	$3,261,525

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2023, 2022 and 2021
(in thousands)

	2023	2022	2021
Operating activities:
Net income	$187,544	$277,472	$269,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	44,963	46,700	(2,063)
Provision for credit losses	89,430	63,913	(37,550)
Stock-based compensation	8,932	8,705	6,554
Deferred income tax expense	6,389	10,918	20,787
Securities losses (gains), net	53,333	3,872	(83)
Gains from other loan sales	(9,146)	(10,730)	(11,267)
Changes in assets and liabilities:
(Increase) decrease in other assets	(20,504)	(14,694)	53,416
(Decrease) increase in other liabilities	(49,649)	76,614	(1,599)
(Increase) decrease in loans held for sale	(17,321)	144,537	61,324
Net cash provided by operating activities	293,971	607,307	359,320

Investing activities:
Debt securities held-to-maturity:
Proceeds from maturities and calls	129,873	205,140	68,319
Purchases	—	(326,494)	(806,405)
Debt securities available-for-sale:
Proceeds from sales	880,224	318,457	288,986
Proceeds from maturities and calls	646,108	706,285	974,721
Purchases	(856,531)	(1,667,466)	(2,587,420)
Net (increase) decrease in loans	(996,520)	(1,228,675)	178,234
Payments for other investments	(143,645)	(68,185)	(15,595)
Proceeds from other investments	124,427	31,535	8,481
Net cash received in acquisitions	207,566	35,243	103,065
Purchases of premises and equipment	(72,485)	(42,704)	(26,483)
Proceeds from sales of premises and equipment	4,665	9,743	4,247
Net cash paid for branch disposal	(93,613)	—	—
Other investing outflows	—	—	(610)
Other investing inflows	6,642	6,940	4,057
Net cash used in investing activities	(163,289)	(2,020,181)	(1,806,403)

Financing activities:
Net increase (decrease) in deposits	1,338,641	(866,929)	2,353,451
Net (decrease) increase in short-term borrowings	(347,615)	158,933	—
Proceeds from Federal Home Loan Bank advances	2,225,000	790,000	10,000
Repayment of Federal Home Loan Bank advances	(2,870,000)	(240,000)	(34,509)
Repayment of long-term debt	—	—	(80,632)
Repurchase of common stock	—	—	(15,101)
Repurchase of preferred stock	(7,151)	—	—
Cash dividends on common stock	(105,085)	(86,883)	(66,914)
Cash dividends on preferred stock	(6,635)	(6,875)	(6,876)
Other financing inflows	5,500	1,125	737
Other financing outflows	(6,315)	(8,154)	(3,182)
Net cash provided by (used in) financing activities	226,340	(258,783)	2,156,974

Net change in cash and cash equivalents	357,022	(1,671,657)	709,891
Cash and cash equivalents at beginning of year	646,853	2,318,510	1,608,619
Cash and cash equivalents at end of year	$1,003,875	$646,853	$2,318,510

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

Effective July 1, 2021, the Bank moved its headquarters from Blairsville, Georgia to Greenville, South Carolina and became a South Carolina state-chartered bank subject to examination and reporting requirements of the SCBFI. Prior to that date, the Bank was a Georgia state-chartered bank subject to examination and reporting requirements of the GADBF. The Bank serves both rural and metropolitan markets in Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama and provides a full range of banking services. The Bank is insured by and subject to the regulation of the FDIC.

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

ACL - AFS Debt Securities: For AFS debt securities in an unrealized loss position, United first assesses whether it intends to sell, or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, United evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an ACL is recognized in OCI. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses.

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

FDMs: As discussed in Note 2, effective January 1, 2023, United adopted ASU No. 2022-02, which updated the guidance on modifications to financing receivables by effectively replacing the concept of TDRs with a new concept, loan modifications to borrowers experiencing financial difficulty. A loan for which the terms have been modified as a result of the borrower experiencing financial difficulty is generally considered to be a FDM. Modified terms that result in a FDM include one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the term or amortization period, a more than insignificant payment delay or principal forgiveness. The ACL on FDMs is calculated using the same method as other loans held for investment.

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

Income producing commercial real estate - Common risks for this loan category are declines in general economic conditions, declines in real estate value which may be caused by rapidly increasing interest rates or other factors, declines in occupancy rates, and lack of suitable alternative use for the property.

Commercial & industrial - Risks to this loan category include the inability to monitor the condition of the collateral, which often consists of inventory, accounts receivable and other non-real estate assets. Equipment and inventory obsolescence can also pose a risk. Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt.

Commercial construction - Risks common to commercial construction loans are cost overruns, changes in market demand for property, inadequate long-term financing arrangements and declines in real estate values which may be caused by rapidly increasing interest rates or other factors.

Equipment financing - Risks associated with equipment financing are similar to those described for commercial and industrial loans, including general economic conditions, as well as appropriate lien priority on equipment, equipment obsolescence and the general mobility of the collateral.

Residential mortgage - Residential mortgage loans are susceptible to weakening general economic conditions, increases in unemployment rates and declining real estate values which may be caused by rapidly increasing interest rates or other factors affecting demand for residential real estate.

Home equity - Risks common to home equity loans and lines of credit are general economic conditions, including an increase in unemployment rates, and declining real estate values that reduce or eliminate the borrower’s home equity.

Residential construction - Residential construction loans are susceptible to the same risks as residential mortgage loans. Changes in market demand for property lead to longer marketing times resulting in higher carrying costs and declining values.

Manufactured housing - Risks associated with manufactured housing are similar to those described for residential mortgage loans, including general economic conditions and unemployment rates, as well as appropriate lien priority and the general mobility of the collateral as the majority of loans in this category are secured by chattel.

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

Determining the Contractual Term: Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by United.

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

Foreclosed Properties (OREO) and Repossessed Assets
Foreclosed property and repossessed assets are initially recorded at fair value, less cost to sell. If the fair value, less cost to sell at the time of foreclosure or repossession is less than the loan balance, the deficiency is recorded as a loan charge-off against the ACL. If the fair value, less cost to sell, of the foreclosed/repossessed property decreases during the holding period, a valuation allowance is established with a charge to operating expenses. When the foreclosed/repossessed property is sold, a gain or loss is recognized on the sale for the difference between the sales proceeds and the carrying amount of the property.

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

LIHTC investments are accounted for using the proportional amortization method of accounting for qualified affordable housing investments, which results in the amortization being reported as a component of income tax expense. Obligations related to unfunded commitments for LIHTC and renewable energy investments are reported in other liabilities. Investment tax credits related to renewable energy are accounted for using the deferral method, such that the investment tax credits are recognized as a reduction to the related investment.

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

United classifies its derivative financial instruments as either (1) a hedge of an exposure to changes in the fair value of a recorded asset or liability (“fair value hedge”), (2) a hedge of an exposure to changes in the cash flows of a recognized asset, liability or forecasted transaction (“cash flow hedge”), or (3) derivatives not designated as accounting hedges. Changes in the fair value of derivatives not designated as hedges are recognized in current period earnings. United has master netting agreements with the derivatives dealers with which it does business, but, in accordance with its election not to offset, reflects gross assets and liabilities at fair value on the consolidated balance sheets.

Fair Value Hedges of Interest Rate Risk
United is exposed to changes in the fair value of certain of its fixed-rate financial instruments due to changes in interest rates. United uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in interest rates. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives.

Cash Flow Hedges of Interest Rate Risk
United enters into cash flow hedges to mitigate exposure to the variability of future cash flows or other forecasted transactions. At December 31, 2023 and 2022, United utilized interest rate caps and swaps to hedge the variability of cash flows due to changes in interest rates on certain of its variable-rate subordinated debt and trust preferred securities. United considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates. Therefore, changes in the fair value of these derivative instruments are recognized in OCI. Gains and losses related to changes in fair value are reclassified into earnings in the periods the hedged forecasted transactions occur. Losses representing amortization of the premium recorded on cash flow hedges, which is a component excluded from the assessment of effectiveness, are recognized in earnings on a straight-line basis in the same financial statement line as the hedged item over the term of the hedge.

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

United also has interest rate swap contracts that are economic hedges of market-linked brokered certificates of deposit, but are not designated as hedging instruments. The market-linked brokered certificates of deposit contain embedded derivatives that are bifurcated from the host instruments and marked to market through earnings. The fair value marks on the market linked swaps and the bifurcated embedded derivatives tend to move in opposite directions and therefore provide an economic hedge.

In addition, United occasionally enters into credit risk participation agreements with counterparty banks to accept or transfer a portion of the credit risk related to interest rate swaps. These agreements, which are typically executed in conjunction with a participation in a loan with the same customer, allow customers to execute an interest rate swap with one bank while allowing for the distribution of the credit risk among participating members. These agreements provide for reimbursement of losses resulting from a third party default on the underlying swap. Collateral used to support the credit risk for the underlying lending relationship is also available to offset the risk of the credit risk participation.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies, continued

Hedge Effectiveness
United assesses hedge effectiveness at inception and over the life of the hedge. Management documents, at inception, its analysis of actual and expected hedge effectiveness. This analysis includes techniques such as regression analysis and hypothetical derivatives to demonstrate that the hedge is expected to be highly effective in offsetting corresponding changes in the fair value or cash flows of the hedged item. At least quarterly thereafter, the terms of the hedging instrument and the hedged item are assessed to determine whether a material change has occurred relating to the hedge relationship. If it is determined that a change has occurred, a quantitative analysis as described will occur to determine whether the hedge is expected to be highly effective in offsetting future corresponding changes in the fair value or cash flows of the hedged item. For a qualifying fair value hedge, the changes in the value of derivatives are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged. For a qualifying cash flow hedge, the changes in the fair value of the derivatives that have been highly effective are recognized in OCI until the related cash flows from the hedged item are recognized in earnings.

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

Earnings Per Common Share
Basic earnings per common share is net income available to common shareholders divided by the weighted average number of shares of common stock outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Additionally, shares issuable to participants in United’s deferred compensation plan are considered to be participating securities for purposes of calculating basic earnings per share. Accordingly, net income available to common shareholders is calculated pursuant to the two-class method, whereby net income after adjusting for preferred stock dividends and any discount or premium on preferred shares repurchased is allocated between common shareholders and participating securities. Diluted earnings per common share includes the dilutive effect of

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies, continued
additional potential shares of common stock issuable under stock options, unvested restricted stock units without nonforfeitable rights to dividends, warrants and securities convertible into common stock.

Loss Contingencies
Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Dividend Restrictions
Banking regulations require maintaining certain capital levels and may limit dividends paid by the Bank to the Holding Company or by the Holding Company to shareholders. As a South Carolina state-chartered bank, the Bank is permitted to pay a dividend of up to 100% of its current year earnings without requesting approval of the SCBFI, provided certain conditions are met. Prior to July 1, 2021, as a Georgia state-chartered bank, the Board could declare dividends from the Bank to the Holding Company out of retained earnings of up to 50% of the Bank’s net income from the previous year without notifying or seeking approval from the GADBF, provided certain conditions were met.

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

Accounting Standards Updates Not Yet Adopted as of December 31, 2023
In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The update clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account and, therefore, is not considered in measuring fair value. Adoption of this update as of January 1, 2024 did not have a material impact on the consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(2)    Accounting Standards Updates and Recently Adopted Standards, continued

In March 2023, the FASB issued ASU No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The update broadens the application of the proportional amortization method to tax equity investments other than LIHTC, providing certain conditions are met. The election to apply the proportional amortization method must be made on a tax-credit-program by tax-credit-program basis rather than at the reporting entity level or to individual investments. The update also requires certain disclosures related to those investments for which the proportional amortization method has been applied. Adoption of this update as of January 1, 2024 did not have a material impact on the consolidated financial statements.

In August 2023, the FASB issued ASU No. 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. The update addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. Specifically, a joint venture must apply a new basis of accounting upon formation and will initially measure its assets and liabilities at fair value. This guidance is effective prospectively for all joint venture formations dated on or after January 1, 2025. United does not expect the new guidance to have a material impact on its consolidated financial statements.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The update clarifies or improves disclosure and presentation requirements for a variety of topics, including cash flows from derivative instruments, methods used in the diluted earnings per share computation and weighted-average interest rates on short term borrowings, This guidance is effective prospectively from the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. United does not expect the new guidance to have a material impact on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The update requires enhanced disclosures, primarily about significant segment expenses, and requires that a public entity that has a single reportable segment provide all required disclosures. Adoption of this update as of January 1, 2024 did not have a material impact on the consolidated financial statements; required disclosures will be included in the December 31, 2024 financial statements and interim periods beginning in 2025.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update requires disclosure of specific categories in the rate reconciliation and information for reconciling items that meet a quantitative threshold. In addition, the update requires disaggregated disclosure of income taxes paid and income tax expense by jurisdiction. This guidance is effective for annual periods beginning after December 31, 2024. United does not expect the new guidance to have a material impact on its consolidated financial statements.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)    Acquisitions, continued

Acquisition of First Miami
On July 1, 2023, United acquired all of the outstanding common stock of First Miami in a stock transaction. First Miami operated three branches in the Miami metropolitan area, which facilitated United’s expansion within that market. United’s operating results for the year ended December 31, 2023 include the operating results of the acquired business for the period subsequent to the acquisition date of July 1, 2023.

The following table presents purchased assets and assumed liabilities recorded at their acquisition date fair values and consideration transferred as well as supplementary information related to the acquired loan portfolio at the acquisition date (in thousands).

First National Bank of South Miami

Fair Value Recorded by United
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

Supplementary Information on Acquired Loans
July 1, 2023
PCD loans:
Par value	$94,902
ACL at acquisition	(3,717)
Non-credit discount	(6,607)
Purchase price	$84,578

Non-PCD loans:
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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)    Acquisitions, continued

Acquisition of Progress
On January 3, 2023, United acquired all of the outstanding common stock of Progress in a stock transaction. Progress operated 13 offices primarily located in Alabama and the Florida Panhandle, which facilitated United’s growth into those markets. United’s operating results for the year ended December 31, 2023 include the operating results of the acquired business for the period subsequent to the acquisition date of January 3, 2023.

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below (dollars in thousands).

Progress

Fair Value Recorded by United
January 3, 2023
Assets
Cash and cash equivalents	$57,548
Debt securities	111,006
Loans held for sale	2,087
Loans held for investment	1,442,959
Premises and equipment	21,118
BOLI	40,723
Core deposit intangible	39,980
Other assets	42,965
Total assets acquired	1,758,386
Liabilities
Deposits	1,334,476
Short-term borrowings	141,017
Federal Home Loan Bank advances	95,000
Other liabilities	26,529
Total liabilities assumed	1,597,022
Total identifiable net assets	161,364
Consideration transferred
Cash	447
Common stock issued (8,770,531 shares)	296,444
Options converted	10,017
Total fair value of consideration transferred	306,908
Goodwill	$145,544

Supplementary Information on Acquired Loans
January 3, 2023
PCD loans:
Par value	$64,913
ACL at acquisition	(2,704)
Non-credit discount	(150)
Purchase price	$62,059

Non-PCD loans:
Fair value	$1,380,900
Gross contractual amounts receivable	1,626,243
Estimate of contractual cash flows not expected to be collected	9,287

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)    Acquisitions, continued

Pro forma information - unaudited

The following table discloses the impact of the mergers with First Miami and Progress in 2023 and Reliant in 2022 since the respective acquisition dates through December 31 of the year of acquisition. The table also presents certain pro forma information as if First Miami and Progress had been acquired on January 1, 2022, Reliant had been acquired on January 1, 2021 and Aquesta and FinTrust had been acquired on January 1, 2020. These results combine the historical results of the acquired entities with United’s consolidated statements of income and, while adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisitions taken place in earlier years.

For purposes of pro forma information, merger-related costs incurred in the year of acquisition are excluded from the actual acquisition year results and included in the pro forma acquisition year results. As a result, merger-related costs related to the acquisitions of First Miami and Progress of $11.6 million and $9.81 million, respectively, are reflected in 2022 pro forma information and merger related costs related to the acquisition of Reliant of $15.7 million are reflected in 2021 pro forma information. Merger related costs related to the acquisitions of Aquesta and FinTrust of $9.00 million and $518,000, respectively, were previously reported in 2020 pro forma information, which is not presented in the following table.

The following table presents the actual results and pro forma information for the periods indicated (in thousands).

	(Unaudited) Year Ended December 31,
	Revenue	Net Income
2023
Actual Progress results included in statement of income since acquisition date	$58,924	$20,836
Actual First Miami results included in statement of income since acquisition date	9,595	(2,179)
Supplemental consolidated pro forma as if First Miami and Progress had been acquired January 1, 2022	831,404	214,568

2022
Actual Reliant results included in statement of income since acquisition date	$100,529	$48,926
Supplemental consolidated pro forma as if First Miami and Progress had been acquired January 1, 2022 and Reliant had been acquired January 1, 2021	945,711	302,264

2021
Actual Aquesta results included in statement of income since acquisition date	$2,122	$(282)
Actual FinTrust results included in statement of income since acquisition date	4,326	(26)
Supplemental consolidated pro forma as if Reliant had been acquired January 1, 2021 and Aquesta and FinTrust had been acquired January 1, 2020	909,353	295,864

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(4) Supplemental Cash Flow Information

The supplemental schedule of cash and noncash activities for the periods indicated is as follows (in thousands). See Note 14, Operating Leases, for information regarding noncash transactions related to ROU assets and lease liabilities.

	2023	2022	2021
Cash paid during the period for:
Interest	$408,532	$58,713	$32,000
Income taxes	57,956	50,499	55,754

Significant non-cash investing and financing transactions:
Transfers of AFS securities to HTM securities	$—	$1,288,982	$—
Acquisitions:
Assets acquired	2,922,243	3,254,173	848,806
Liabilities assumed	2,527,654	2,657,173	695,420
Net assets acquired	394,589	597,000	153,386
Value of common stock issued	384,123	595,581	94,046
Other non-cash consideration (1)	10,017	795	9,178
(1) See Note 3, Acquisitions, for further detail.

(5) Investments

The cost basis, unrealized gains and losses, and fair value of HTM debt securities as of the dates indicated are as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2023
U.S. Treasuries	$19,864	$—	$1,914	$17,950
U.S. Government agencies & GSEs	99,052	—	15,689	83,363
State and political subdivisions	292,705	171	50,437	242,439
Residential MBS, Agency & GSE	1,383,294	24	206,344	1,176,974
Commercial MBS, Agency & GSE	680,933	—	118,539	562,394
Supranational entities	15,000	—	2,500	12,500
Total	$2,490,848	$195	$395,423	$2,095,620

As of December 31, 2022
U.S. Treasuries	$19,834	$—	$2,417	$17,417
U.S. Government agencies & GSEs	99,679	—	18,169	81,510
State and political subdivisions	295,945	56	64,340	231,661
Residential MBS, Agency & GSE	1,488,028	35	223,566	1,264,497
Commercial MBS, Agency & GSE	695,162	—	111,586	583,576
Supranational entities	15,000	—	2,588	12,412
Total	$2,613,648	$91	$422,666	$2,191,073

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5) Investments, continued

The cost basis, unrealized gains and losses, and fair value of AFS debt securities as of the dates indicated are presented below (in thousands). During 2023, United entered into fair value hedges on stated amounts of a closed portfolio of AFS debt securities using the portfolio layer method, which is further explained in Note 8.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2023
U.S. Treasuries	$398,021	$39	$10,711	$387,349
U.S. Government agencies & GSEs	281,708	269	14,477	267,500
State and political subdivisions	182,546	5	18,502	164,049
Residential MBS, Agency & GSE	1,315,064	300	125,012	1,190,352
Residential MBS, Non-agency	339,330	—	22,084	317,246
Commercial MBS, Agency & GSE	656,004	1,073	39,017	618,060
Commercial MBS, Non-agency	24,269	—	675	23,594
Corporate bonds	218,285	64	17,127	201,222
Asset-backed securities	164,728	—	3,016	161,712
Total	$3,579,955	$1,750	$250,621	$3,331,084

As of December 31, 2022
U.S. Treasuries	$163,972	$—	$14,620	$149,352
U.S. Government agencies & GSEs	266,347	463	16,694	250,116
State and political subdivisions	329,723	151	26,126	303,748
Residential MBS, Agency & GSE	1,609,442	13	160,636	1,448,819
Residential MBS, Non-agency	374,535	—	27,873	346,662
Commercial MBS, Agency & GSE	720,282	471	79,407	641,346
Commercial MBS, Non-agency	31,624	—	1,058	30,566
Corporate bonds	236,181	34	23,763	212,452
Asset-backed securities	239,220	—	7,948	231,272
Total	$3,971,326	$1,132	$358,125	$3,614,333

At December 31, 2023 and 2022, securities with a carrying value of $4.12 billion and $2.53 billion, respectively, were pledged primarily to secure public deposits and provide contingent liquidity through the Bank Term Funding Program at the Federal Reserve Bank.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5) Investments, continued

The following summarizes HTM debt securities in an unrealized loss position as of the dates indicated (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2023
U.S. Treasuries	$—	$—	$17,951	$1,914	$17,951	$1,914
U.S. Government agencies & GSEs	—	—	83,363	15,689	83,363	15,689
State and political subdivisions	2,986	13	217,547	50,424	220,533	50,437
Residential MBS, Agency & GSE	311	2	1,175,263	206,342	1,175,574	206,344
Commercial MBS, Agency & GSE	6,533	115	555,861	118,424	562,394	118,539
Supranational entities	—	—	12,500	2,500	12,500	2,500
Total unrealized loss position	$9,830	$130	$2,062,485	$395,293	$2,072,315	$395,423

As of December 31, 2022
U.S. Treasuries	$17,417	$2,417	$—	$—	$17,417	$2,417
U.S. Government agencies & GSEs	$10,687	$1,813	$70,823	$16,356	$81,510	$18,169
State and political subdivisions	104,243	20,639	117,115	43,701	221,358	64,340
Residential MBS, Agency & GSE	296,673	38,289	965,785	185,277	1,262,458	223,566
Commercial MBS, Agency & GSE	176,848	24,497	406,728	87,089	583,576	111,586
Supranational entities	12,412	2,588	—	—	12,412	2,588
Total unrealized loss position	$618,280	$90,243	$1,560,451	$332,423	$2,178,731	$422,666

The following summarizes AFS debt securities in an unrealized loss position as of the dates indicated (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2023
U.S. Treasuries	$100,369	$39	$103,535	$10,672	$203,904	$10,711
U.S. Government agencies & GSEs	41,960	141	184,184	14,336	226,144	14,477
State and political subdivisions	—	—	163,278	18,502	163,278	18,502
Residential MBS, Agency & GSE	50,014	672	1,108,290	124,340	1,158,304	125,012
Residential MBS, Non-agency	—	—	317,247	22,084	317,247	22,084
Commercial MBS, Agency & GSE	98,052	2,494	342,390	36,523	440,442	39,017
Commercial MBS, Non-agency	—	—	23,594	675	23,594	675
Corporate bonds	4,016	116	195,329	17,011	199,345	17,127
Asset-backed securities	11,855	53	149,857	2,963	161,712	3,016
Total unrealized loss position	$306,266	$3,515	$2,587,704	$247,106	$2,893,970	$250,621

As of December 31, 2022
U.S. Treasuries	$49,259	$724	$100,093	$13,896	$149,352	$14,620
U.S. Government agencies & GSEs	93,015	2,124	108,093	14,570	201,108	16,694
State and political subdivisions	207,749	9,906	62,606	16,220	270,355	26,126
Residential MBS, Agency & GSE	1,049,648	102,852	392,288	57,784	1,441,936	160,636
Residential MBS, Non-agency	338,399	27,095	8,263	778	346,662	27,873
Commercial MBS, Agency & GSE	288,787	17,304	332,088	62,103	620,875	79,407
Commercial MBS, Non-agency	30,566	1,058	—	—	30,566	1,058
Corporate bonds	83,010	7,776	127,603	15,987	210,613	23,763
Asset-backed securities	97,705	2,664	133,567	5,284	231,272	7,948
Total unrealized loss position	$2,238,138	$171,503	$1,264,601	$186,622	$3,502,739	$358,125

At December 31, 2023, there were 638 AFS debt securities and 309 HTM debt securities that were in an unrealized loss position. Management does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of its amortized cost basis. Unrealized losses at December 31, 2023 and 2022 were primarily attributable to changes in interest rates.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5) Investments, continued

At December 31, 2023 and 2022, calculated credit losses and, thus, the related ACL on HTM debt securities were de minimis due to the high credit quality of the portfolio, which included securities issued or guaranteed by the U.S. Treasury, U.S. Government agencies, GSEs, high credit quality municipalities and supranational entities. As a result, no ACL was recorded on the HTM portfolio at December 31, 2023 and 2022. In addition, based on the assessment performed as of December 31, 2023 and 2022, there was no ACL required related to the AFS portfolio. See Note 1 for additional details on the ACL as it relates to the securities portfolio.

The following table presents accrued interest receivable for the periods indicated on HTM and AFS debt securities (in thousands), which was excluded from the estimate of credit losses.

	Accrued Interest Receivable
	December 31,
	2023	2022
HTM	$6,143	$7,234
AFS	12,568	15,281

Realized gains and losses are derived using the specific identification method for determining the cost of the securities sold. The following summarizes securities sales activities for the years ended December 31 (in thousands):

	2023	2022	2021
Proceeds from sales	$880,224	$318,457	$288,986

Gross gains on sales	$1,373	$1,009	$2,346
Gross losses on sales	(54,706)	(4,881)	(2,263)
Net gains (losses) on sales of securities	$(53,333)	$(3,872)	$83

Income tax benefit attributable to sales	$(13,575)	$(1,026)	$(46)

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5) Investments, continued

The amortized cost and fair value of AFS and HTM debt securities at December 31, 2023, by contractual maturity, are presented in the following table (in thousands).

	AFS		HTM
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year:
U.S. Treasuries	$182,660	$182,681	$—	$—
U.S. Government agencies & GSEs	283	282	—	—
State and political subdivisions	3,159	3,097	1,200	1,195
Corporate bonds	10,379	10,189	—	—
	196,481	196,249	1,200	1,195
1 to 5 years:
U.S. Treasuries	215,361	204,668	19,864	17,950
U.S. Government agencies & GSEs	39,362	36,652	—	—
State and political subdivisions	27,827	25,797	27,257	25,757
Corporate bonds	161,480	149,885	—	—
	444,030	417,002	47,121	43,707
5 to 10 years:
U.S. Treasuries	—	—	—	—
U.S. Government agencies & GSEs	90,259	83,095	72,632	61,964
State and political subdivisions	51,941	43,843	50,205	42,956
Corporate bonds	45,618	40,288	—	—
Supranational entities	—	—	15,000	12,500
	187,818	167,226	137,837	117,420
More than 10 years:
U.S. Government agencies & GSEs	151,804	147,471	26,420	21,399
State and political subdivisions	99,619	91,312	214,043	172,531
Corporate bonds	808	860	—	—
	252,231	239,643	240,463	193,930
Debt securities not due at a single maturity:
Asset-backed securities	164,728	161,712	—	—
Residential MBS	1,654,394	1,507,598	1,383,294	1,176,974
Commercial MBS	680,273	641,654	680,933	562,394

Total	$3,579,955	$3,331,084	$2,490,848	$2,095,620

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

Equity Investments
The table below reflects the carrying value of certain equity investments, which are included in other assets on the consolidated balance sheet, as of December 31 (in thousands).

	December 31,
	2023	2022
FHLB Stock	$18,104	$33,828
Equity securities with readily determinable fair values	7,395	13,637

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(6)    Loans and Leases and Allowance for Credit Losses

Major classifications of the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”) are summarized as of the dates indicated as follows (in thousands):

	December 31,
	2023	2022
Owner occupied commercial real estate	$3,264,051	$2,734,666
Income producing commercial real estate	4,263,952	3,261,626
Commercial & industrial	2,411,045	2,252,322
Commercial construction	1,859,538	1,597,848
Equipment financing	1,541,120	1,374,251
Total commercial	13,339,706	11,220,713
Residential mortgage	3,198,928	2,355,061
Home equity	958,987	850,269
Residential construction	301,650	442,553
Manufactured housing	336,474	316,741
Consumer	181,117	149,290
Total loans excluding fair value hedge basis adjustment (1)	18,316,862	15,334,627
Fair value hedge basis adjustment	1,893	—
Total loans	18,318,755	15,334,627
Less ACL - loans	(208,071)	(159,357)
Loans, net	$18,110,684	$15,175,270

(1) As of December 31, 2023 certain equipment financing loans are included in fair value hedging relationships using the portfolio layer method. See Note 8 for further detail.

At December 31, 2023 and 2022, $2.00 million and $2.04 million, respectively, in overdrawn deposit accounts were reclassified as consumer loans.

Accrued interest receivable related to loans totaled $67.0 million and $52.0 million at December 31, 2023 and 2022, respectively, and was reported in accrued interest receivable on the consolidated balance sheets.

At December 31, 2023, the loan portfolio included certain loans specifically pledged to the Federal Reserve as well as loans covered by a blanket lien on qualifying loan types with the FHLB to secure contingent funding sources.

The following table presents the amortized cost of certain loans held for investment that were sold in the periods presented (in thousands). The gains on these loan sales were included in noninterest income on the consolidated statements of income.

	Loans Sold
	2023	2022	2021
Guaranteed portion of SBA/USDA loans	$94,758	$104,813	$90,903
Equipment financing receivables	105,293	89,850	59,097
Total	$200,051	$194,663	$150,000

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued
At December 31, 2023 and 2022, equipment financing assets included leases of $68.9 million and $46.0 million, respectively. The components of the net investment in leases, which included both sales-type and direct financing, are presented below (in thousands).

	December 31,
	2023	2022
Minimum future lease payments receivable	$75,198	$49,723
Estimated residual value of leased equipment	4,445	2,804
Initial direct costs	1,402	767
Security deposits	(413)	(429)
Unearned income	(11,711)	(6,877)
Net investment in leases	$68,921	$45,988

Minimum future lease payments expected to be received from equipment financing lease contracts as of December 31, 2023 were as follows (in thousands):

Year
2024	$24,968
2025	20,860
2026	15,405
2027	10,234
2028	3,585
Thereafter	146
Total	$75,198

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued
Nonaccrual and Past Due Loans
The following table presents the amortized cost basis in loans by aging category and accrual status as of December 31, 2023 and 2022 (in thousands).

	Accruing
		Loans Past Due
	Current Loans	30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual Loans	Total Loans
As of December 31, 2023
Owner occupied commercial real estate	$3,258,015	$2,942	$—	$—	$3,094	$3,264,051
Income producing commercial real estate	4,230,140	3,684	—	—	30,128	4,263,952
Commercial & industrial	2,388,076	8,129	1,373	—	13,467	2,411,045
Commercial construction	1,857,660	—	—	—	1,878	1,859,538
Equipment financing	1,522,962	5,895	3,758	—	8,505	1,541,120
Total commercial	13,256,853	20,650	5,131	—	57,072	13,339,706
Residential mortgage	3,179,329	4,622	1,033	—	13,944	3,198,928
Home equity	950,841	4,106	268	—	3,772	958,987
Residential construction	299,230	1,255	221	—	944	301,650
Manufactured housing	304,794	12,622	3,197	—	15,861	336,474
Consumer	180,245	686	92	—	94	181,117
Total	$18,171,292	$43,941	$9,942	$—	$91,687	$18,316,862

As of December 31, 2022
Owner occupied commercial real estate	$2,731,574	$1,522	$1,047	$—	$523	$2,734,666
Income producing commercial real estate	3,257,232	468	41	—	3,885	3,261,626
Commercial & industrial	2,234,284	3,288	274	6	14,470	2,252,322
Commercial construction	1,597,268	447	—	—	133	1,597,848
Equipment financing	1,362,622	4,285	1,906	—	5,438	1,374,251
Total commercial	11,182,980	10,010	3,268	6	24,449	11,220,713
Residential mortgage	2,342,196	1,939	7	—	10,919	2,355,061
Home equity	844,888	2,709	784	—	1,888	850,269
Residential construction	441,673	20	455	—	405	442,553
Manufactured housing	302,386	6,913	924	—	6,518	316,741
Consumer	148,943	237	48	9	53	149,290
Total	$15,263,066	$21,828	$5,486	$15	$44,232	$15,334,627

The following table presents nonaccrual loans by loan class for the periods indicated (in thousands).

	Nonaccrual loans
	December 31, 2023			December 31, 2022
	With no allowance	With an allowance	Total	With no allowance	With an allowance	Total
Owner occupied commercial real estate	$2,451	$643	$3,094	$276	$247	$523
Income producing commercial real estate	11,003	19,125	30,128	3,798	87	3,885
Commercial & industrial	11,940	1,527	13,467	13,917	553	14,470
Commercial construction	1,784	94	1,878	69	64	133
Equipment financing	57	8,448	8,505	85	5,353	5,438
Total commercial	27,235	29,837	57,072	18,145	6,304	24,449
Residential mortgage	1,836	12,108	13,944	2,159	8,760	10,919
Home equity	1,276	2,496	3,772	430	1,458	1,888
Residential construction	398	546	944	311	94	405
Manufactured housing	—	15,861	15,861	—	6,518	6,518
Consumer	2	92	94	3	50	53
Total	$30,747	$60,940	$91,687	$21,048	$23,184	$44,232

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

	Term Loans by Origination Year						Revolvers	Revolvers converted to term loans	Total
As of December 31, 2023	2023	2022	2021	2020	2019	Prior
Owner occupied commercial real estate
Pass	$643,752	$681,834	$615,571	$553,047	$202,068	$337,495	$117,212	$18,671	$3,169,650
Special Mention	2,409	7,877	7,070	4,815	9,221	2,245	100	254	33,991
Substandard	11,128	8,929	15,405	7,104	5,395	8,340	1,421	2,688	60,410
Total owner occupied commercial real estate	$657,289	$698,640	$638,046	$564,966	$216,684	$348,080	$118,733	$21,613	$3,264,051
Current period gross charge-offs	207	48	—	819	—	—	—	—	1,074
Income producing commercial real estate
Pass	661,093	931,559	851,529	750,415	302,845	419,111	50,659	13,247	3,980,458
Special Mention	48,358	26,751	18,989	25,964	6,387	6,173	—	—	132,622
Substandard	68,032	9,998	2,523	21,037	28,877	20,351	—	54	150,872
Total income producing commercial real estate	$777,483	$968,308	$873,041	$797,416	$338,109	$445,635	$50,659	$13,301	$4,263,952
Current period gross charge-offs	3,033	2,534	—	—	—	2,291	—	—	7,858
Commercial & industrial
Pass	610,288	425,626	299,170	130,586	82,710	130,190	581,871	13,332	2,273,773
Special Mention	6,459	2,068	472	5,430	5,473	718	14,861	274	35,755
Substandard	10,906	5,713	22,635	8,557	4,499	1,610	46,282	1,315	101,517
Total commercial & industrial	$627,653	$433,407	$322,277	$144,573	$92,682	$132,518	$643,014	$14,921	$2,411,045
Current period gross charge-offs	5,999	1,627	13,153	2,377	400	157	—	1,825	25,538
Commercial construction
Pass	665,792	638,761	293,276	95,046	59,471	24,698	62,370	966	1,840,380
Special Mention	28	124	6	—	—	—	—	—	158
Substandard	16,253	1,784	31	723	127	82	—	—	19,000
Total commercial construction	$682,073	$640,669	$293,313	$95,769	$59,598	$24,780	$62,370	$966	$1,859,538
Current period gross charge-offs	—	60	—	—	—	—	—	—	60
Equipment financing
Pass	673,201	496,336	233,422	83,507	41,053	3,722	—	—	1,531,241
Substandard	1,471	4,141	2,487	960	817	3	—	—	9,879
Total equipment financing	$674,672	$500,477	$235,909	$84,467	$41,870	$3,725	$—	$—	$1,541,120
Current period gross charge-offs	474	10,902	9,764	1,960	786	320	—	—	24,206
Residential mortgage
Pass	839,825	955,592	734,078	318,886	84,736	245,648	6	3,415	3,182,186
Substandard	2,001	3,078	2,715	1,074	1,331	6,295	—	248	16,742
Total residential mortgage	$841,826	$958,670	$736,793	$319,960	$86,067	$251,943	$6	$3,663	$3,198,928
Current period gross charge-offs	—	51	—	—	—	38	—	—	89
Home equity
Pass	—	—	—	—	—	—	926,596	28,412	955,008
Substandard	—	—	—	—	—	—	—	3,979	3,979
Total home equity	$—	$—	$—	$—	$—	$—	$926,596	$32,391	$958,987
Current period gross charge-offs	—	—	—	—	—	—	—	167	167
Residential construction
Pass	208,798	70,011	9,827	5,201	1,046	5,614	—	93	300,590
Substandard	878	31	—	6	38	107	—	—	1,060
Total residential construction	$209,676	$70,042	$9,827	$5,207	$1,084	$5,721	$—	$93	$301,650
Current period gross charge-offs	—	1,111	—	—	—	—	—	—	1,111
Manufactured housing
Pass	45,065	69,424	48,814	43,735	31,321	80,284	—	—	318,643
Substandard	1,078	4,665	3,601	3,020	1,291	4,176	—	—	17,831
Total consumer	$46,143	$74,089	$52,415	$46,755	$32,612	$84,460	$—	$—	$336,474
Current period gross charge-offs	38	1,503	985	419	279	690	—	—	3,914
Consumer
Pass	86,142	39,593	16,191	10,350	1,212	623	26,239	534	180,884
Substandard	50	55	53	25	5	13	32	—	233
Total consumer	$86,192	$39,648	$16,244	$10,375	$1,217	$636	$26,271	$534	$181,117
Current period gross charge-offs	3,245	241	233	38	15	1	5	204	3,982

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued

	Term Loans						Revolvers	Revolvers converted to term loans	Total
As of December 31, 2022	2022	2021	2020	2019	2018	Prior
Pass
Owner occupied commercial real estate	$669,451	$671,395	$611,900	$204,990	$127,738	$253,890	$114,975	$5,779	$2,660,118
Income producing commercial real estate	812,804	753,936	733,946	248,259	171,108	255,485	50,026	9,953	3,035,517
Commercial & industrial	535,594	388,851	186,292	134,789	119,547	71,503	670,161	15,880	2,122,617
Commercial construction	732,147	391,963	256,087	78,778	11,977	19,973	70,819	1,433	1,563,177
Equipment financing	714,044	374,030	162,463	93,690	22,753	1,214	—	—	1,368,194
Total commercial	3,464,040	2,580,175	1,950,688	760,506	453,123	602,065	905,981	33,045	10,749,623
Residential mortgage	894,960	742,821	329,762	91,300	55,785	223,846	8	3,133	2,341,615
Home equity	—	—	—	—	—	—	824,153	23,948	848,101
Residential construction	344,443	82,289	4,478	1,742	1,545	7,549	—	31	442,077
Manufactured Housing	78,097	54,976	48,908	34,836	31,060	61,148	—	—	309,025
Consumer	71,899	29,322	15,406	3,987	1,837	588	25,963	126	149,128
	4,853,439	3,489,583	2,349,242	892,371	543,350	895,196	1,756,105	60,283	14,839,569
Special Mention
Owner occupied commercial real estate	4,236	8,036	4,641	10,299	1,232	11,596	3,875	279	44,194
Income producing commercial real estate	41,423	1,137	44,802	32,821	21,647	50	805	—	142,685
Commercial & industrial	1,695	21,745	2,686	1,047	1,244	167	10,449	309	39,342
Commercial construction	850	33	1,640	13,237	4,891	28	—	—	20,679
Equipment financing	—	—	—	—	—	—	—	—	—
Total commercial	48,204	30,951	53,769	57,404	29,014	11,841	15,129	588	246,900
Residential mortgage	—	—	—	—	—	—	—	—	—
Home equity	—	—	—	—	—	—	—	—	—
Residential construction	—	—	—	—	—	—	—	—	—
Manufactured Housing	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
	48,204	30,951	53,769	57,404	29,014	11,841	15,129	588	246,900
Substandard
Owner occupied commercial real estate	9,835	77	2,873	4,490	1,204	8,055	209	3,611	30,354
Income producing commercial real estate	52,384	1,357	1,867	4,180	13,209	10,365	—	62	83,424
Commercial & industrial	10,431	19,477	3,880	4,557	11,019	1,189	39,333	477	90,363
Commercial construction	133	—	45	2	3,876	9,693	—	243	13,992
Equipment financing	1,625	2,160	1,303	705	236	28	—	—	6,057
Total commercial	74,408	23,071	9,968	13,934	29,544	29,330	39,542	4,393	224,190
Residential mortgage	1,195	964	1,364	1,836	2,589	5,296	—	202	13,446
Home equity	—	—	—	—	—	—	93	2,075	2,168
Residential construction	32	268	—	20	3	153	—	—	476
Manufactured Housing	1,130	1,267	1,427	990	1,188	1,714	—	—	7,716
Consumer	20	77	34	1	25	4	1	—	162
	76,785	25,647	12,793	16,781	33,349	36,497	39,636	6,670	248,158

Total	$4,978,428	$3,546,181	$2,415,804	$966,556	$605,713	$943,534	$1,810,870	$67,541	$15,334,627

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued
Modifications to Borrowers Experiencing Financial Difficulty
The period-end amortized cost of loans modified under the terms of a FDM during the year ended December 31, 2023 are presented in the table below (in thousands).

	New FDMs
	Amortized Cost by Type of Modification
Year Ended December 31, 2023	Extension	Payment Delay	Rate Reduction & Extension	Payment Delay & Extension	Total	% of Total Class of Receivable	FDMs defaulted within 12 months of modification
Owner occupied commercial real estate	$3,561	$276	$—	$—	$3,837	0.1%	$—
Income producing commercial real estate	48,752	—	35,172	—	83,924	2.0	—
Commercial & industrial	32,869	12,428	—	1,663	46,960	1.9	637
Commercial construction	67	366	—	—	433	—	—
Equipment financing	16,245	—	—	1,898	18,143	1.2	928
Total commercial	101,494	13,070	35,172	3,561	153,297	1.1	1,565
Residential mortgage	21	—	1,071	—	1,092	—	—
Home equity	—	—	—	—	—	—	—
Residential construction	—	—	46	—	46	—	—
Manufactured housing	—	—	254	—	254	0.1	106
Consumer	—	—	—	—	—	—	—
Total	$101,515	$13,070	$36,543	$3,561	$154,689	0.8	$1,671

Equipment financing FDMs typically consist of extensions and/or payment delays in which the borrower receives one or more three-month payment delays and/or extensions beyond the original maturity. For the remainder of extension FDMs occurring during 2023, the weighted average extension granted was approximately nine months.

Non-equipment financing payment delay FDMs had a weighted average payment delay of approximately three months. $2.79 million of commercial and industrial payment delay FDMs are in bankruptcy status and were excluded from the weighted average payment delay calculation.

Commercial and industrial payment delay and extension FDMs received a weighted average payment delay and extension of approximately eleven months.

Income producing commercial real estate FDMs categorized as rate reduction and extensions resulted in a decrease in weighted average interest rate of 144 basis points and extended the weighted average maturity by approximately two years. Residential loan type rate reduction and extension FDMs resulted in a decrease in weighted average interest rate of 614 basis points and extended the weighted average maturity by approximately 18 years.

Allowance for Credit Losses
For all periods presented, United used a one-year reasonable and supportable forecast period. Expected credit losses were estimated using a regression model for each segment based on historical data from peer banks combined with a third party vendor’s baseline economic forecast to predict the change in credit losses. These estimates were then combined with a starting value that was based on United’s recent charge-off experience to produce an expected default rate, with the results subject to a floor. In the case of commercial construction, income producing commercial real estate, multifamily loans (included in income producing commercial real estate) and commercial & industrial loans, at December 31, 2023, the expected default rate was adjusted by a model overlay based on expectations of future performance.

At December 31, 2023, the third party vendor’s baseline forecast was slightly better than at December 31, 2022. However, the increase in United’s charge-offs raised the initial expected default rates and thus contributed to a higher ACL level at December 31, 2023. At December 31, 2023, United applied qualitative adjustments to the model output for the residential mortgage and income producing commercial real estate portfolios to account for the ongoing performance stability of these two portfolios. United also applied qualitative adjustments to the equipment finance portfolio due to an elevated default rate that resulted from a higher level of recent charge-offs that was mostly coming from the long-haul trucking equipment segment comprising a small portion of the portfolio deemed not representative of the entire equipment financing portfolio.

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

At December 31, 2023, United had $48.5 million in loans for which repayment is expected to be provided substantially through the operation or sale of the collateral. Estimated credit losses for these loans are based on the fair value of the collateral relative to the amortized cost of the loan. The majority of these loans are income producing commercial real estate and commercial and industrial loans.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued
The following table presents the balance and activity in the ACL by portfolio segment for the periods indicated (in thousands):

Year Ended December 31, 2023	Beginning Balance	Initial ACL- PCD loans(1)	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied commercial real estate	$19,834	$273	$(1,074)	$571	$3,938	$23,542
Income producing commercial real estate	32,082	3,399	(7,858)	1,919	18,213	47,755
Commercial & industrial	23,504	1,891	(25,538)	4,479	26,554	30,890
Commercial construction	20,120	39	(60)	217	1,425	21,741
Equipment financing	23,395	—	(24,206)	4,044	30,150	33,383
Residential mortgage	20,809	157	(89)	335	7,007	28,219
Home equity	8,707	534	(167)	3,045	(2,472)	9,647
Residential construction	2,049	124	(1,111)	175	596	1,833
Manufactured housing	8,098	—	(3,914)	55	6,100	10,339
Consumer	759	4	(3,982)	916	3,025	722
ACL - loans	159,357	6,421	(67,999)	15,756	94,536	208,071
ACL - unfunded commitments	21,163	—	—	—	(5,106)	16,057
Total ACL	$180,520	$6,421	$(67,999)	$15,756	$89,430	$224,128
(1) Represents the initial ACL related to PCD loans acquired in the Progress and First Miami transactions.

Year Ended December 31, 2022	Beginning Balance	Initial ACL- PCD loans(1)	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied commercial real estate	$14,282	$266	$(6)	$1,767	$3,525	$19,834
Income producing commercial real estate	24,156	4,366	(606)	949	3,217	32,082
Commercial & industrial	16,592	2,337	(10,284)	3,824	11,035	23,504
Commercial construction	9,956	2,857	(41)	625	6,723	20,120
Equipment financing	16,290	—	(6,980)	3,027	11,058	23,395
Residential mortgage	12,390	385	(55)	302	7,787	20,809
Home equity	6,568	60	(69)	687	1,461	8,707
Residential construction	1,847	1	—	231	(30)	2,049
Manufactured Housing	—	2,438	(794)	29	6,425	8,098
Consumer	451	27	(3,460)	1,200	2,541	759
ACL - loans	102,532	12,737	(22,295)	12,641	53,742	159,357
ACL - unfunded commitments	10,992	—	—	—	10,171	21,163
Total ACL	$113,524	$12,737	$(22,295)	$12,641	$63,913	$180,520
(1) Represents the initial ACL related to PCD loans acquired in the Reliant transaction.

Year Ended December 31, 2021	Beginning Balance	Initial ACL- PCD loans(1)	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied commercial real estate	$20,673	$280	$(1,640)	$1,324	$(6,355)	$14,282
Income producing commercial real estate	41,737	982	(267)	496	(18,792)	24,156
Commercial & industrial	22,019	312	(4,776)	7,275	(8,238)	16,592
Commercial construction	10,952	1,969	(334)	1,081	(3,712)	9,956
Equipment financing	16,820	—	(5,724)	2,619	2,575	16,290
Residential mortgage	15,341	—	(344)	564	(3,171)	12,390
Home equity	8,417	1	(112)	517	(2,255)	6,568
Residential construction	764	—	(10)	157	936	1,847
Consumer	287	—	(2,066)	1,202	1,028	451
ACL - loans	137,010	3,544	(15,273)	15,235	(37,984)	102,532
ACL - unfunded commitments	10,558	—	—	—	434	10,992
Total ACL	$147,568	$3,544	$(15,273)	$15,235	$(37,550)	$113,524
(1) Represents the initial ACL related to PCD loans acquired in the Aquesta transaction.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(7)    Premises and Equipment

Premises and equipment are summarized as follows as of the dates indicated (in thousands):

	December 31,
	2023	2022
Land and land improvements	$114,368	$101,187
Buildings and improvements	232,321	210,018
Furniture and equipment	138,155	115,569
Construction in progress	71,435	34,669
	556,279	461,443
Less accumulated depreciation	(177,858)	(162,987)
Premises and equipment, net	$378,421	$298,456

Depreciation expense was $19.0 million, $17.0 million and $15.7 million for 2023, 2022 and 2021, respectively.

(8) Derivatives and Hedging Activities

The table below presents the fair value of derivative financial instruments as of the dates indicated as well as their classification on the consolidated balance sheets (in thousands):

	December 31, 2023			December 31, 2022
	Notional Amount	Fair Value		Notional Amount	Fair Value
		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Cash flow hedge of subordinated debt	$100,000	$13,168	$—	$100,000	$16,191	$—
Cash flow hedge of trust preferred securities	20,000	—	—	20,000	—	—
Fair value hedge of AFS debt securities	655,511	—	—	—	—	—
Fair value hedge of equipment financing loans	150,000	—	—	—	—	—
Total	925,511	13,168	—	120,000	16,191	—

Derivatives not designated as hedging instruments:
Customer derivative positions	1,177,275	3,461	68,384	1,097,578	341	86,358
Dealer offsets to customer derivative positions	1,197,364	23,061	4,597	1,097,578	22,393	274
Risk participations	90,597	1	8	88,586	15	1
Mortgage banking - loan commitment	48,452	1,089	—	19,685	394	—
Mortgage banking - forward sales commitment	81,671	20	658	49,750	198	71
Bifurcated embedded derivatives	51,935	9,552	—	51,935	11,104	—
Dealer offsets to bifurcated embedded derivatives	51,935	—	11,164	51,935	—	12,839
Total	2,699,229	37,184	84,811	2,457,047	34,445	99,543

Total derivatives	$3,624,740	$50,352	$84,811	$2,577,047	$50,636	$99,543

Total gross derivative instruments		$50,352	$84,811		$50,636	$99,543
Less: Amounts subject to master netting agreements		(4,683)	(4,683)		(346)	(346)
Less: Cash collateral received/pledged		(33,921)	(11,330)		(38,386)	(13,089)
Net amount		$11,748	$68,798		$11,904	$86,108

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(8) Derivatives and Hedging Activities, continued

Hedging Derivatives

Cash Flow Hedges of Interest Rate Risk
At December 31, 2023 and 2022, United utilized interest rate caps and swaps to hedge the variability of cash flows due to changes in interest rates on certain of its variable-rate subordinated debt and trust preferred securities. Gains and losses related to changes in fair value are reclassified into earnings in the periods the hedged forecasted transactions occur. Over the next twelve months, United expects to reclassify $5.10 million of gains from AOCI into earnings related to these agreements.

Fair Value Hedges of Interest Rate Risk
United uses interest rate swaps to manage its exposure to changes in fair value attributable to changes in interest rates on certain of its fixed-rate financial instruments. During 2023, United entered into fair value hedges on stated amounts of closed portfolios of AFS debt securities and equipment financing loans using the portfolio layer method. During 2022, a hedged brokered deposit and the associated designated interest rate swap matured. The swap involved the receipt of fixed-rate amounts from a counterparty in exchange for United making variable rate payments over the life of the agreement.

The table below presents the effect of derivatives in hedging relationships on the consolidated statements of income (in thousands).

		Year Ended December 31,
	Affected Income Statement Line Item	2023	2022	2021
Fair value hedges:
Brokered time deposits:
Net income recognized on fair value hedges	Interest expense- deposits	$—	$28	$210
AFS securities:
Amounts related to interest settlements on derivatives		$8,682	$—	$—
Gain recognized on derivatives		4,005	—	—
Loss recognized on hedged items		(4,673)	—	—
Net income recognized on AFS fair value hedges	Interest revenue - investment securities	$8,014	$—	$—
Loans:
Amounts related to interest settlements on derivatives		$113	$—	$—
Loss recognized on derivatives		(1,874)	—	—
Gain recognized on hedged items		1,893	—	—
Net income recognized on loan fair value hedges	Interest revenue - loans, including fees	$132	$—	$—

Cash flow hedges:
Long-term debt (1)	Interest expense - long term debt	$4,719	$(269)	$(608)
(1) Includes $472,000 of premium amortization expense excluded from the assessment of hedge effectiveness for each of the years ended December 31, 2023, 2022 and 2021, respectively.

The table below presents the carrying amount of hedged items and cumulative fair value hedging basis adjustments for the periods presented (in thousands). All fair value hedges of AFS debt securities and loans at December 31, 2023 were designated under the portfolio layer method. There were no fair value hedges outstanding at December 31, 2022.

	December 31, 2023
Balance Sheet Location	Carrying Amount	Hedge Accounting Basis Adjustment	Hedged Portfolio Layer
Debt securities AFS (1)	$789,908	$(4,673)	$655,511
Loans	1,017,379	1,893	150,000
(1) Carrying amount for AFS debt securities reflects amortized cost, which excludes the hedge accounting basis adjustment.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(8) Derivatives and Hedging Activities, continued

United also has three interest rate swap contracts that are economic hedges of market-linked brokered certificates of deposit, which contain embedded derivatives that are bifurcated from the host instruments. The fair value marks on the swaps and the bifurcated embedded derivatives tend to move in opposite directions and therefore provide an economic hedge.

In addition, in connection with residential mortgage loans that are originated with the intention of selling, United enters into commitments to originate residential mortgage loans and forward loan sales commitments.

The table below presents the gains and losses recognized in income on derivatives not designated as hedging instruments for the periods indicated (in thousands).

	Income Statement Location	Year Ended December 31,
		2023	2022	2021
Customer derivatives and dealer offsets	Other noninterest income	$2,186	$2,063	$3,302
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	(2,245)	90	433
Mortgage banking derivatives	Mortgage loan gains and related fees	1,280	8,144	(1,805)
Risk participations	Other noninterest income	229	104	(90)
Total gains and losses		$1,450	$10,401	$1,840

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

(9)    Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets is summarized below as of the dates indicated (in thousands):

	December 31,
	2023	2022
Core deposit intangible	$104,174	$46,900
Less: accumulated amortization	(40,495)	(26,112)
Net core deposit intangible	63,679	20,788
Customer relationship intangible	8,400	8,400
Less: accumulated amortization	(1,906)	(1,114)
Net customer relationship intangible	6,494	7,286
Total intangibles subject to amortization, net	70,173	28,074
Goodwill	919,914	751,174
Total goodwill and other intangible assets, net	$990,087	$779,248

During 2023, as a result of the Progress and First Miami acquisitions, United recorded core deposit intangibles of $40.0 million. and $18.0 million, respectively. See Note 3 for further details. Also during 2023, United reduced its core deposit intangible related to the Reliant acquisition by $656,000 as a result of the sale of core deposits in connection with the disposal of two acquired branches.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(9)    Goodwill and Other Intangible Assets, continued

The following is a summary of changes in the carrying amounts of goodwill for the years indicated (in thousands):

Goodwill (1)
December 31, 2021	452,007
Acquisition of Reliant	299,167
December 31, 2022	751,174
Acquisition of Progress	145,544
Acquisition of First Miami	23,196
December 31, 2023	$919,914
(1) Goodwill balances presented are shown net of accumulated impairment losses of $306 million incurred prior to 2021.

The estimated aggregate amortization expense for future periods for finite lived intangibles is as follows (in thousands):

Year
2024	$14,847
2025	12,774
2026	10,896
2027	9,018
2028	7,236
Thereafter	15,402
Total	$70,173

(10) Servicing Assets and Liabilities

Servicing Rights for SBA/USDA Loans
United accounts for servicing rights for SBA/USDA loans at fair value. The following table summarizes the changes in SBA/USDA servicing rights for the years indicated (in thousands).

	2023	2022	2021
Beginning of period	$5,188	$6,513	$6,462
Acquired servicing rights	95	—	581
Originated servicing rights capitalized upon sale of loans	1,906	2,114	2,005
Disposals	(1,082)	(2,062)	(1,430)
Changes in fair value due to change in inputs or assumptions used in the valuation	(663)	(1,377)	(1,105)
End of period	$5,444	$5,188	$6,513

The portfolio of SBA/USDA loans serviced for others, which is not included in the accompanying balance sheets, was $419 million and $426 million, respectively, at December 31, 2023 and 2022. The amount of contractually specified servicing fees earned by United on these servicing rights during the years ended December 31, 2023, 2022 and 2021 was $3.97 million, $4.05 million and $3.90 million, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(10) Servicing Assets and Liabilities, continued

A summary of the key characteristics, inputs, and economic assumptions used in the discounted cash flow method utilized to estimate the fair value of the servicing asset for SBA/USDA loans and the sensitivity of the fair values to immediate adverse changes in those assumptions are shown in the table below as of the dates indicated (dollars in thousands):

	December 31,
	2023	2022
Fair value of retained servicing assets	$5,444	$5,188
Prepayment rate assumption:
Weighted average	18.5%	16.4%
Range	3.5% - 37.4%	0.0% - 35.4%
10% adverse change	$(246)	$(201)
20% adverse change	(473)	(387)
Discount rate:
Weighted average	16.2%	17.5%
Range	8.4% - 25.0%	11.9% - 25.0%
100 bps adverse change	$(116)	$(107)
200 bps adverse change	(228)	(210)

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

	2023	2022	2021
Beginning of period	$36,559	$25,161	$16,216
Originated servicing rights capitalized upon sale of loans	3,217	5,051	12,510
Disposals	(1,926)	(2,360)	(4,275)
Changes in fair value due to change in inputs or assumptions used in the valuation	(1,953)	8,707	710
End of period	$35,897	$36,559	$25,161

The portfolio of residential mortgage loans serviced for others, which is not included in the consolidated balance sheets, was $2.92 billion and $2.88 billion, respectively, at December 31, 2023 and 2022. The amount of contractually specified servicing fees earned by United on these servicing rights during the years ended December 31, 2023, 2022 and 2021 was $7.15 million, $7.24 million and $6.48 million, respectively.

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the servicing asset for residential mortgage loans and the sensitivity of the fair values to immediate adverse changes in those assumptions are shown in the table below as of the dates indicated (in thousands):

	December 31,
	2023	2022
Fair value of retained servicing assets	$35,897	$36,559
Prepayment rate assumption:
Weighted average	8.0%	7.5%
Range	6.5% - 29.9%	7.0% - 31.2%
10% adverse change	$(1,225)	$(1,236)
20% adverse change	(2,381)	(2,404)
Discount rate:
Weighted average	10.0%	9.5%
Range	10.0% - 15.0%	9.5% - 11.5%
100 bps adverse change	$(1,486)	$(1,488)
200 bps adverse change	(2,860)	(2,865)

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

Servicing Liabilities for Equipment Financing Loans
United accounts for servicing liabilities associated with sold equipment finance loans using the amortization method. The portfolio of equipment financing loans serviced for others, which is not included in the accompanying balance sheets, was $170 million and $125 million at December 31, 2023 and 2022, respectively. The servicing liabilities related to these loans totaled $1.47 million and $1.12 million at December 31, 2023 and 2022, respectively.

(11)    Time Deposits

At December 31, 2023, the contractual maturities of time deposits, including brokered time deposits, are summarized as follows (in thousands):

2024	$3,495,186
2025	101,250
2026	24,081
2027	10,240
2028	18,716
Thereafter	50,590
Total time deposits	$3,700,063

At December 31, 2023 and 2022, time deposits, excluding brokered time deposits, that met or exceeded the FDIC insurance limit of $250,000 totaled $1.18 billion and $454 million, respectively.

(12) Short-term Borrowings and Federal Home Loan Bank Advances

At December 31, 2023, United had no short-term borrowings outstanding. As of December 31, 2022, short-term borrowings consisted of repurchase agreements, which are borrowings secured by investment securities. The following table presents the remaining contractual maturity of repurchase agreements by collateral pledged as of December 31, 2022 (in thousands).

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

At December 31, 2023, United had no FHLB advances outstanding. As of December 31, 2022, United had $550 million of FHLB advances outstanding with maturities in 2023 and interest rates ranging from 4.11% to 4.17%. The FHLB advances are collateralized by a blanket lien on owner occupied and income producing commercial real estate and residential mortgage loans.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(13) Long-term Debt

Long-term debt consisted of the following (in thousands). All debt instruments are obligations of the Holding Company.

	December 31,		Stated Maturity Date	Earliest Call Date	Interest Rate Type	Interest Rate at December 31, 2023
	2023	2022
2027 senior debentures	$35,000	$35,000	2027	2025	Fixed (1)	5.50%
2030 senior debentures	100,000	100,000	2030	2025	Fixed to floating; will become floating at earliest call date	5.00
Total senior debentures	135,000	135,000

2028 subordinated debentures	100,000	100,000	2028	*	Floating	7.77
2029 subordinated debentures	60,000	60,000	2029	2024	Fixed to floating; will become floating at earliest call date	5.125
Total subordinated debentures	160,000	160,000

Tidelands Statutory Trust I	8,248	8,248	2036	*	Floating	6.97
Four Oaks Statutory Trust I	12,372	12,372	2036	*	Floating	6.99
Community First Capital Trust I	3,093	3,093	2032	*	Floating	9.50
Community First Capital Trust II	5,155	5,155	2035	*	Floating	7.15
Community First Capital Trust III	5,464	5,464	2037	*	Floating	8.65
Total trust preferred securities	34,332	34,332
Less net discount	(4,509)	(4,669)
Total long-term debt	$324,823	$324,663
 * Indicates currently redeemable
(1) Previously set to migrate to 3-month LIBOR plus 3.71% in August of 2025, but will now migrate to 6.00% through the end of the term as 3-month LIBOR ceased to be published effective July 1, 2023.

Interest is currently paid at least semiannually for all senior and subordinated debentures and trust preferred securities. Floating rate debentures are based off 3-month Term SOFR or Prime plus a spread. Interest rates above exclude the effect of any fair value hedges on hedged debt instruments. See Note 8 for further detail.

(14) Operating Leases

The following table presents the balances of the ROU asset and corresponding operating lease liability and supplemental lease information as of the dates indicated (in thousands).

	December 31,
	2023	2022
ROU asset	$42,810	$40,003
Operating lease liability	44,146	41,688

Weighted average remaining lease term	5.0 years	5.1 years
Weighted average discount rate	2.8%	1.8%

During 2023, ROU assets obtained in exchange for an increase in the lease liability totaled $18.0 million, including leases assumed as part of the First Miami and Progress transactions of $10.4 million. During 2023, cash payments for amounts related to the lease liability totaled $15.2 million. During 2022, ROU assets obtained in exchange for an increase in the lease liability totaled $23.9 million, including leases assumed as part of the Reliant transaction of $14.3 million. During 2021, ROU assets obtained in exchange for an increase in the lease liability totaled $4.49 million, including leases assumed as part of the FinTrust and Aquesta transactions of $2.87 million.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14) Operating Leases, continued
The table below presents the operating lease income and expense recognized for the periods indicated (in thousands).

	2023	2022	2021
Operating lease cost	$14,953	$12,161	$8,186
Variable lease cost	2,174	1,583	1,066
Short-term lease cost	63	169	85
Total lease cost	$17,190	$13,913	$9,337

Sublease income and rental income from owned properties under operating leases	$1,338	$1,372	$976

As of December 31, 2023, future minimum lease payments under operating leases were as follows (in thousands):

Year
2024	$11,415
2025	9,807
2026	8,207
2027	7,259
2028	4,424
Thereafter	6,333
Total	47,445
Less discount	(3,299)
Present value of lease liability	$44,146

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

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$387,349	$—	$—	$387,349
U.S. Government agencies & GSEs	—	267,500	—	267,500
State and political subdivisions	—	164,049	—	164,049
Residential MBS	—	1,507,598	—	1,507,598
Commercial MBS	—	641,654	—	641,654
Corporate bonds	—	199,017	2,205	201,222
Asset-backed securities	—	161,712	—	161,712
Equity securities with readily determinable fair values	5,767	1,628	—	7,395
Mortgage loans held for sale	—	33,008	—	33,008
Deferred compensation plan assets	12,791	—	—	12,791
Servicing rights for SBA/USDA loans	—	—	5,444	5,444
Residential mortgage servicing rights	—	—	35,897	35,897
Derivative financial instruments	—	39,710	10,642	50,352
Total assets	$405,907	$3,015,876	$54,188	$3,475,971

Liabilities:
Deferred compensation plan liability	$12,838	$—	$—	$12,838
Derivative financial instruments	—	73,639	11,172	84,811
Total liabilities	$12,838	$73,639	$11,172	$97,649

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$149,352	$—	$—	$149,352
U.S. Government agencies & GSEs	—	250,116	—	250,116
State and political subdivisions	—	303,748	—	303,748
Residential MBS	—	1,795,481	—	1,795,481
Commercial MBS	—	671,912	—	671,912
Corporate bonds	—	210,240	2,212	212,452
Asset-backed securities	—	231,272	—	231,272
Equity securities with readily determinable fair values	12,278	1,359	—	13,637
Mortgage loans held for sale	—	11,794	—	11,794
Deferred compensation plan assets	11,436	—	—	11,436
Servicing rights for SBA/USDA loans	—	—	5,188	5,188
Residential mortgage servicing rights	—	—	36,559	36,559
Derivative financial instruments	—	39,123	11,513	50,636
Total assets	$173,066	$3,515,045	$55,472	$3,743,583

Liabilities:
Deferred compensation plan liability	$11,460	$—	$—	$11,460
Derivative financial instruments	—	86,703	12,840	99,543
Total liabilities	$11,460	$86,703	$12,840	$111,003

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(15) Fair Value Measurements, continued

For disclosure regarding the fair value of servicing rights, see Note 10. The following table shows a reconciliation of the beginning and ending balances for all other assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values (in thousands):

	Derivative Asset	Derivative Liability	Corporate Bonds
December 31, 2020	$10,779	$2,408	$1,750
Transfers into Level 3 (1)	74	—	—
Additions	261	170	500
Fair value adjustments included in OCI	—	—	145
Fair value adjustments included in earnings	(4,356)	2,470	—
December 31, 2021	6,758	5,048	2,395
Transfers from Level 3 (1)	(290)	—	—
Additions	12	99	—
Sales and settlements	—	(1)	—
Fair value adjustments included in OCI	—	—	(183)
Fair value adjustments included in earnings	5,033	7,694	—
December 31, 2022	11,513	12,840	2,212
Additions	—	241	—
Sales and settlements	(11)	—	—
Fair value adjustments included in OCI	—	—	(7)
Fair value adjustments included in earnings	(860)	(1,909)	—
December 31, 2023	$10,642	$11,172	$2,205
(1) Certain derivative assets were transferred between Level 2 and Level 3 of the fair value hierarchy due to a change in the assessment of significance of the CVA.

The following table presents quantitative information about recurring Level 3 fair value measurements, excluding servicing rights which are detailed in Note 10:

Level 3 Assets and Liabilities	Valuation Technique		December 31,
		Significant Unobservable Inputs	2023		2022
			Range	Weighted Average	Range	Weighted Average
Derivative assets - mortgage	Internal model	Pull through rate	60.0% - 100%	90.5%	26.5% - 100%	90.7%
Derivative assets & liabilities - other	Dealer priced	Dealer priced	N/A	N/A	N/A	N/A
Corporate bonds	Discounted cash flow	Discount rate	6.1 - 6.7	6.5	6.1 - 6.4	6.3

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

	Mortgage Loans Held for Sale
	December 31,
	2023	2022
Outstanding principal balance	$31,788	$11,473
Fair value	33,008	11,794

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(15) Fair Value Measurements, continued

	Amount of Gain (Loss) Recognized on Mortgage Loans Held for Sale
Location	2023	2022	2021
Mortgage loan gains and other related fees	$900	$(1,207)	$(4,159)

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

The following table presents the fair value hierarchy and carrying value of all assets that were still held as of December 31, 2023 and 2022, for which a nonrecurring fair value adjustment was recorded during the periods presented (in thousands).

December 31, 2023	Level 1	Level 2	Level 3	Total
Loans held for investment	$—	$—	$36,984	$36,984

December 31, 2022
Loans held for investment	$—	$—	$7,808	$7,808
Mortgage loans held for sale	$—	$—	$1,806	$1,806

As of December 31, 2022, mortgage loans held for sale that were acquired from Reliant were subject to a nonrecurring fair value adjustment resulting from the application of the lower of the amortized cost or fair value accounting. As of December 31, 2022, these loans were classified as nonrecurring Level 3 because the valuation of these loans was based on indicative bids provided by a broker, not corroborated by market transactions. These loans were subsequently sold during 2023.

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

The carrying amount and fair values for other financial instruments that are not measured at fair value on a recurring basis in United’s consolidated balance sheets are as follows (in thousands):

	Carrying Amount	Fair Value Level
December 31, 2023		Level 1	Level 2	Level 3	Total
Assets:
HTM debt securities	$2,490,848	$17,950	$2,077,670	$—	$2,095,620
Loans, net	18,110,684	—	—	17,585,073	17,585,073

Liabilities:
Deposits	23,310,611	—	23,305,223	—	23,305,223
Long-term debt	324,823	—	—	310,060	310,060

December 31, 2022
Assets:
HTM debt securities	$2,613,648	$17,417	$2,173,656	$—	$2,191,073
Loans, net	15,175,270	—	—	14,609,239	14,609,239

Liabilities:
Deposits	19,876,507	—	19,863,380	—	19,863,380
Federal Home Loan Bank advances	550,000	—	—	549,913	549,913
Long-term debt	324,663	—	—	313,380	313,380

(16) Common and Preferred Stock

Common Stock
In November of 2023, United’s Board re-authorized its common stock repurchase program to permit the repurchase of up to $50 million of its common stock. The program is scheduled to expire on the earlier of United’s repurchase of its common stock having an aggregate purchase price of $50 million or December 31, 2024. Under the program, shares may be repurchased in open market transactions or in privately negotiated transactions, from time to time, subject to market conditions. During 2023 and 2022, no shares were repurchased under the program. During 2021, 492,744 shares were repurchased. As of December 31, 2023, United had remaining authorization to repurchase up to $50.0 million of outstanding common stock.

United sponsors a DRIP that allows participants who already own United’s common stock to purchase additional shares directly from the Company. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. In 2023, 2022 and 2021, 11,307, 8,941 and 10,081 shares, respectively, were issued under the DRIP.

Preferred Stock
United’s Series I perpetual non-cumulative preferred stock (“Preferred Stock”) and corresponding depositary shares each representing a 1/1,000th interest in one share of Preferred Stock have a dividend rate of 6.875% per annum. If declared, dividends are payable quarterly in arrears. The Preferred Stock has no stated maturity and redemption is solely at the option of United in whole, but not in part, upon the occurrence of a regulatory capital treatment event, as defined. In addition, the Preferred Stock may be redeemed on or after September 15, 2025 at a cash redemption price equal to $25,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends. As of December 31, 2023 and 2022, the Preferred Stock had a carrying amount of $88.3 million and $96.4 million, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(16) Common and Preferred Stock, continued

In May 2023, United’s Board of Directors approved a preferred stock repurchase program, authorizing United to repurchase up to $25.0 million of its outstanding Series I Non-Cumulative Preferred Stock directly or through the repurchase of depositary shares representing 1/1000th of a share of Series I Non-Cumulative Preferred Stock. The program was originally scheduled to expire on the earlier of the repurchase of preferred stock having an aggregate purchase price of $25.0 million or December 31, 2023. In November 2023, the Board approved an extension of this program through December 31, 2024. During the twelve months ended December 31, 2023, 338,350 depositary shares were repurchased. As of December 31, 2023, United had remaining authorization to repurchase up to $18.4 million of outstanding preferred stock under the program.

(17) Equity Compensation Plans

United has an equity compensation plan that allows for grants of various stock-based compensation. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options and restricted stock unit awards provide for accelerated vesting if there is a change in control of United or certain other conditions are met (as defined in the plan document). As of December 31, 2023, 2.28 million additional awards could be granted under the plan.

Restricted stock units and options outstanding and activity for the years ended December 31 consisted of the following:

	Restricted Stock Units			Options
	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (000’s)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs.)	Aggregate Intrinsic Value (000’s)
December 31, 2020	893,431	$23.75		—	$—
Granted	302,701	30.34		62,743	8.30
Vested / Exercised	(330,598)	26.13		(27,283)	8.20
Cancelled	(57,060)	25.15		—	—
December 31, 2021	808,474	25.15		35,460	8.38
Granted	343,526	32.92		48,239	20.88
Vested / Exercised	(340,691)	25.74		(43,361)	19.02
Cancelled	(32,623)	26.12		—	—
December 31, 2022	778,686	28.28		40,338	11.88
Granted/Assumed	542,388	28.98		643,298	20.91
Vested / Exercised	(311,219)	26.95	$9,047	(272,279)	19.06		$2,377
Cancelled	(80,488)	31.21		(4,620)	25.97
December 31, 2023	929,367	28.85	27,166	406,737	21.19	5.2	3,284
Vested / Exercisable
at December 31, 2023	—	—	—	406,737	21.19	5.2	3,284

Options granted or assumed in 2023, 2022 and 2021 were related to the Progress, Reliant and Aquesta acquisitions, respectively, with the weighted average exercise price of the acquired institution’s fully vested converted options determined pursuant to the purchase agreement. The value of the options was determined using a Black-Scholes model and was included in each acquisition’s purchase price. No compensation expense relating to options was included in earnings for 2023, 2022 or 2021.

Compensation expense for restricted stock units without market conditions is based on the market value of United’s common stock on the date of grant. United recognizes the impact of forfeitures as they occur. The value of restricted stock unit awards is amortized into expense over the service period.

In addition to time-based restricted stock unit awards, the Board has also approved performance-based restricted stock units (“PSUs”), which vest based on achieving certain performance and market targets relative to a bank peer group. Achievement of the target-level performance and market criteria for all applicable periods will result in the issuance of 174,130 shares, which are included in the outstanding balance as of December 31, 2023 in the table above. The actual number of shares issued related to the vesting of PSUs may be greater or less than target depending on the achievement of the performance and market criteria during any applicable performance period. The grant date per share fair market value of PSUs is estimated using the Monte Carlo Simulation valuation model.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(17) Equity Compensation Plans, continued

Compensation expense recognized in the consolidated statements of income for employee restricted stock unit awards in 2023, 2022 and 2021 was $8.21 million, $8.17 million and $6.07 million, respectively, which was recognized in salaries and employee benefits expense. In addition, in 2023, 2022 and 2021, $725,000, $540,000 and $489,000, respectively, was recognized in other operating expenses for restricted stock unit awards granted to members of the Board. Deferred income tax benefits related to stock-based compensation expense of $2.28 million, $2.22 million and $1.67 million were included in the determination of income tax expense in 2023, 2022 and 2021, respectively. As of December 31, 2023, there was $20.7 million of unrecognized compensation cost related to restricted stock units granted under the plan. The cost is expected to be recognized over a weighted-average period of 2.6 years.

(18)    Reclassifications Out of AOCI

The following presents the details regarding amounts reclassified out of AOCI (in thousands). Amounts shown above in parentheses reduce earnings.

	Amounts Reclassified from AOCI For the Years Ended December 31,
Details about AOCI Components				Affected Line Item in the Statement Where Net Income is Presented
	2023	2022	2021
Realized (losses) gains on AFS securities:
	$(53,333)	$(3,872)	$83	Securities (losses) gains, net
	13,575	1,026	46	Income tax expense
	$(39,758)	$(2,846)	$129	Net of tax

Amortization of unrealized losses on HTM securities transferred from AFS:
	$(10,203)	$(9,049)	$—	Investment securities interest revenue
	2,452	2,167	—	Income tax expense
	$(7,751)	$(6,882)	$—	Net of tax

Gains (losses) on derivative instruments accounted for as cash flow hedges:
Interest rate contracts	$4,719	$(269)	$(608)	Long-term debt interest expense
	(1,205)	69	156	Income tax expense
	$3,514	$(200)	$(452)	Net of tax

Amortization of defined benefit pension plan net periodic pension cost components:
Prior service cost	$(244)	$(313)	$(469)	Salaries and employee benefits expense
Actuarial losses	—	(367)	(575)	Other expense
	(244)	(680)	(1,044)	Total before tax
	62	174	267	Income tax expense
	$(182)	$(506)	$(777)	Net of tax

Total reclassifications for the period	$(44,177)	$(10,434)	$(1,100)	Net of tax

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19) Earnings Per Share

The following table sets forth the computation of basic and diluted net income per common share for the years indicated (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Net income	$187,544	$277,472	$269,801
Earnings allocated to participating securities	(1,032)	(1,462)	(1,657)
Discount on preferred shares repurchased	970	—	—
Dividends on preferred stock	(6,635)	(6,875)	(6,875)
Net income available to common stockholders	$180,847	$269,135	$261,269
Net income per common share:
Basic	$1.54	$2.52	$2.97
Diluted	1.54	2.52	2.97
Weighted average common shares:
Basic	117,603	106,661	87,940
Effect of dilutive securities:
Stock options	121	39	9
Restricted stock units	21	78	148
Diluted	117,745	106,778	88,097

At December 31, 2023, United excluded from the computation 1,968 potentially dilutive shares of common stock issuable upon exercise of stock options because of their antidilutive effect. At December 31, 2022 and 2021, United had no potentially dilutive instruments outstanding that were not included in the above analysis.

(20) Income Taxes

Income tax expense is as follows for the years indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current	$38,612	$67,612	$57,175
Deferred	6,389	10,918	20,787
Total income tax expense	$45,001	$78,530	$77,962

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 21% in 2023, 2022 and 2021 to income before income taxes are as follows for the years indicated (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income tax expense on pretax income at statutory rates	$48,834	$74,760	$73,030
Add (deduct):
State taxes, net of federal benefit	3,164	7,096	9,188
BOLI earnings	(1,685)	(1,379)	(745)
Adjustment to reserve for uncertain tax positions	110	430	153
Tax-exempt interest revenue	(2,781)	(3,015)	(2,520)
Equity compensation	(781)	(1,313)	(891)
Transaction costs	467	296	117
Tax credit investments	(4,389)	(694)	(598)
BOLI surrender	—	1,746	—
FDIC premium expense	1,539	704	388
Other	523	(101)	(160)
Total income tax expense	$45,001	$78,530	$77,962

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(20) Income Taxes, continued

The following summarizes the sources and expected tax consequences of future taxable deductions (revenue) which comprise the net DTA as of the dates indicated (in thousands):

	December 31,
	2023	2022
DTAs:
ACL	$50,163	$38,409
Net operating loss carryforwards	14,649	15,170
Deferred compensation	12,179	11,181
Loan purchase accounting adjustments	17,707	5,223
Nonqualified share based compensation	1,802	1,253
Accrued expenses	10,577	10,369
Investment in partnerships	2,359	—
Unrealized losses on AFS securities	74,947	103,960
Derivatives	—	86
Deferred gains on SBA/USDA loan sales	1,651	1,683
Lease liability	10,710	10,105
Other	4,986	2,884
Total DTAs	201,730	200,323
DTLs:
Unrealized gains on cash flow hedges	4,804	4,507
Acquired intangible assets	15,528	4,707
Premises and equipment	12,806	9,314
Loan origination costs	11,500	8,855
True tax leases	12,656	8,748
Servicing assets	8,774	9,243
Derivatives	166	—
ROU asset	10,460	9,807
Securities purchase accounting adjustments	3,057	4,150
BOLI	1,748	1,746
Trust preferred securities debt issuance	1,552	1,606
Uncertain tax positions	2,382	1,891
Other	2,044	5,514
Total DTLs	87,477	70,088
Less valuation allowance	1,039	922
Net DTA	$113,214	$129,313

The change in the net DTA in 2023 includes an increase of $19.5 million due to current year merger and acquisition activity.

At December 31, 2023, United had:

•$20.3 million of state net operating loss carryforwards subject to annual limitation under IRC Section 382 that begin to expire in 2026, if not previously utilized.

•$24.8 million of state net operating loss carryforwards that begin to expire in 2025, if not previously utilized.

•$48.8 million in federal net operating loss carryforwards subject to annual limitation under IRC Section 382 that begin to expire in 2027, if not previously utilized.

•$3.40 million of state tax credits that begin to expire in 2024, if not previously utilized.

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

At December 31, 2023 and 2022, based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of the net DTA will be realized based upon future taxable income. The valuation allowance

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(20) Income Taxes, continued

of $1.04 million and $922,000, respectively, was related to specific state income tax credits that have short carryforward periods and certain acquired state net operating losses, both of which are expected to expire unused.

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management’s conclusion at December 31, 2023 that it was more likely than not that the net DTA of $113 million will be realized is based on management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts which consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of the net DTA.

A reconciliation of the beginning and ending unrecognized tax benefit related to uncertain tax positions is as follows for the years indicated (in thousands):

	2023	2022	2021
Balance at beginning of year	$2,848	$2,356	$2,163
Additions based on tax positions related to the current year	939	962	634
Decreases resulting from a lapse in the applicable statute of limitations	(831)	(470)	(441)
Balance at end of year	$2,956	$2,848	$2,356

Approximately $2.34 million of the unrecognized tax benefit at December 31, 2023 would increase income from continuing operations, and thus affect United’s effective tax rate, if ultimately recognized into income.

It is United’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts. There were no penalties and interest related to income taxes recorded in the income statement in 2023, 2022 or 2021. No amounts were accrued for interest and penalties on the balance sheet at December 31, 2023 or 2022.

United and its subsidiaries file a consolidated U.S. federal income tax return, as well as various state returns in the states where it operates. United’s federal and state income tax returns are generally no longer subject to examination by taxing authorities for years before 2020.

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

United’s 401(k) Plan is administered in accordance with applicable laws and regulations. Compensation expense related to the 401(k) Plan totaled $10.9 million, $9.60 million and $7.31 million in 2023, 2022 and 2021, respectively.

Deferred Compensation Plan
United also sponsors a non-qualified deferred compensation plan for its executive officers, certain other key employees and members of the Board and its community banks’ advisory boards of directors. The deferred compensation plan provides for the pre-tax deferral of compensation, fees and other specified benefits. Specifically, the deferred compensation plan permits each employee participant to elect to defer a portion of base salary, bonus or vested restricted stock units and permits each eligible director participant to elect to defer all or a portion of director’s fees. Further, the deferred compensation plan allows for additional contributions by an employee, with matching contributions by United, for amounts that exceed the allowable amounts under the 401(k) Plan. The deferred compensation plan is an unfunded obligation of United with participants of the plan being general unsecured creditors of United.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(21) Benefit Plans, continued

During 2023, 2022 and 2021, United recognized $85,000, $104,000 and $73,000, respectively, in matching contributions for this provision of the deferred compensation plan. The Board may also elect to make a discretionary contribution to any or all participants. No discretionary contributions were made in 2023, 2022 or 2021.

In addition to common stock related to elected deferrals of vested restricted stock units, United offers its common stock as an investment option for cash contributions to the deferred compensation plan. The common stock component is accounted for as an equity instrument and is reflected in the consolidated balance sheets as common stock issuable. The deferred compensation plan does not allow for diversification once an election is made to invest in United stock and settlement must be accomplished in shares at the time the deferral period is completed. At December 31, 2023 and 2022, United had 620,108 shares and 607,128 shares, respectively, of its common stock that were issuable under the deferred compensation plan.

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

Weighted-average assumptions used to determine the pension benefit obligation of the Modified Retirement Plan at year end and net periodic pension cost are shown in the table below:

	2023	2022
Discount rate for disclosures	4.95%	5.15%
Discount rate for net periodic benefit cost	5.15%	2.90%
Measurement date	12/31/2023	12/31/2022

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

United recognizes the unfunded status of the Modified Retirement Plan as a liability in the consolidated balance sheets. Information about changes in obligations and plan assets follows (in thousands):

	2023	2022
Accumulated benefit obligation:
Accumulated benefit obligation - beginning of year	$20,674	$26,261
Service cost	463	626
Interest cost	1,035	744
Actuarial losses (gains)	623	(5,833)
Benefits paid	(1,154)	(1,124)
Accumulated benefit obligation - end of year	21,641	20,674
Change in plan assets, at fair value:
Beginning plan assets	—	—
Employer contribution	1,154	1,124
Benefits paid	(1,154)	(1,124)
Plan assets - end of year	—	—
Funded status - end of year (plan assets less benefit obligations)	$(21,641)	$(20,674)

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(21) Benefit Plans, continued

Components of net periodic benefit cost and other amounts recognized in other comprehensive income related to the Modified Retirement Plan are as follows (in thousands):

	2023	2022	2021
Service cost	$463	$626	$659
Interest cost	1,035	744	676
Amortization of prior service cost	244	313	469
Amortization of net actuarial losses	—	367	576
Net periodic benefit cost	$1,742	$2,050	$2,380

The following table summarizes the estimated future benefit payments expected to be paid from the Modified Retirement Plan for the periods indicated (in thousands).

2024	$1,216
2025	1,229
2026	1,250
2027	1,475
2028	1,506
2029-2033	8,125

Other United sponsored benefit plans
United's Employee Stock Purchase Program (“ESPP”), which was terminated during 2021, allowed eligible employees to purchase shares of common stock at a discount (10%), with no commission charges. During 2021, United issued 6,676 shares through the ESPP.

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

As of December 31, 2023, United and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time. To be categorized as well-capitalized, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at such time, as set forth in the table below, and have met certain other requirements. Management believes that United and the Bank exceeded all well-capitalized requirements at December 31, 2023, and there have been no conditions or events since year-end that would change the status of well-capitalized.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(22) Regulatory Matters, continued

Regulatory capital ratios at December 31, 2023 and 2022, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under prompt corrective action provisions in effect at such times are presented below for United and the Bank (dollars in thousands):

	Basel III Guidelines		United Community Banks, Inc. (consolidated)		United Community Bank
	Minimum (1)	Well Capitalized	2023	2022	2023	2022
Risk-based ratios:
CET1 capital	4.5%	6.5%	12.16%	12.26%	12.22%	12.83%
Tier 1 capital	6.0	8.0	12.60	12.81	12.22	12.83
Total capital	8.0	10.0	14.49	14.79	13.23	13.70
Tier 1 leverage ratio	4.0	5.0	9.47	9.69	9.17	9.69
CET1 capital			$2,432,518	$2,164,211	$2,435,962	$2,255,337
Tier 1 capital			2,520,784	2,260,633	2,435,962	2,255,337
Total capital			2,898,474	2,610,216	2,638,009	2,408,895
RWAs			20,007,236	17,648,573	19,933,429	17,583,347
Average total assets			26,621,561	23,322,018	26,563,946	23,285,253
(1) As of December 31, 2023 and 2022, the additional capital conservation buffer in effect was 2.50%.

Cash, Dividend, Loan and Other Restrictions
Federal and state banking regulations place certain restrictions on dividends paid by the Bank to the Holding Company. During 2023 and 2022, the Bank paid dividends to the Holding Company of $198 million and $133 million, respectively.

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

(23) Commitments and Contingencies

The following table summarizes, as of the dates indicated, the contract amount of certain off-balance sheet instruments (in thousands):

	December 31,
	2023	2022
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$4,305,483	$4,683,790
Letters of credit	61,808	46,896

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

The following table summarizes, as of the dates indicated, tax credit and certain equity method investments (in thousands):

		December 31,
	Balance Sheet Location	2023	2022
Investments in LIHTC:
Carrying amount	Other assets	$48,867	$50,054
Amount of future funding commitments included in carrying amount	Other liabilities	14,176	18,090
Renewable energy investments:
Carrying amount	Other assets	18,631	19,617
Amount of future funding commitments included in carrying amount	Other liabilities	14,406	18,781
Fintech funds and certain other equity method investments:
Carrying amount	Other assets	33,720	27,569
Amount of future funding commitments included in carrying amount	Other liabilities	—	470
Amount of future funding commitments not included in carrying amount	N/A	25,008	23,690

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(24)    Condensed Financial Statements of United Community Banks, Inc. (Holding Company Only)

Balance Sheets
As of December 31, 2023 and 2022
(in thousands)

	2023	2022
Assets
Cash and cash equivalents	$395,523	$322,353
Investment in Bank	3,145,899	2,661,884
Investment in other subsidiaries	39,516	37,325
Other assets	119,946	76,898
Total assets	$3,700,884	$3,098,460
Liabilities and Shareholders’ Equity
Long-term debt	$334,823	$334,663
Other liabilities	104,536	63,123
Total liabilities	439,359	397,786
Shareholders’ equity	3,261,525	2,700,674
Total liabilities and shareholders’ equity	$3,700,884	$3,098,460

Statements of Income
For the Years Ended December 31, 2023, 2022 and 2021
(in thousands)

	2023	2022	2021
Dividends from Bank	$197,900	$132,688	$217,000
Dividends from other subsidiaries	—	2,788	—
Shared service fees from subsidiaries	18,892	16,335	12,402
Other	303	566	3,167
Total income	217,095	152,377	232,569
Interest expense	15,650	17,250	14,324
Other expense	22,256	18,058	16,417
Total expenses	37,906	35,308	30,741
Income tax benefit	5,227	3,251	6,908
Income before equity in undistributed earnings of subsidiaries	184,416	120,320	208,736
Equity in undistributed earnings of subsidiaries	3,128	157,152	61,065
Net income	$187,544	$277,472	$269,801

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(24) Condensed Financial Statements of United Community Banks, Inc. (Holding Company Only), continued

Statements of Cash Flows
For the Years Ended December 31, 2023, 2022 and 2021
(in thousands)

	2023	2022	2021
Operating activities:
Net income	$187,544	$277,472	$269,801
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiaries	(3,128)	(157,152)	(61,065)
Stock-based compensation	8,932	8,705	6,554
Change in assets and liabilities:
Other assets	(38,844)	6,094	(7,800)
Other liabilities	32,206	7,736	6,353
Net cash provided by operating activities	186,710	142,855	213,843
Investing activities:
Net cash received (paid) for acquisition	11,338	(47)	(47,785)
Purchases of debt securities available-for-sale and equity securities with readily determinable fair values	(1,869)	(19,060)	(1,500)
Proceeds from sales and maturities of debt securities available-for-sale and equity securities with readily determinable fair values	482	4,473	1,253
Other investing inflows	—	19	860
Other investing outflows	(3,805)	(3,676)	(630)
Net cash provided by (used in) investing activities	6,146	(18,291)	(47,802)
Financing activities:
Repayment of long-term debt	—	—	(65,632)
Cash paid for shares withheld to cover payroll taxes related to equity instruments	(3,015)	(3,494)	(3,182)
Proceeds from issuance of common stock for dividend reinvestment and employee benefit plans	309	301	506
Proceeds from exercise of stock options and warrants	5,191	824	231
Repurchase of preferred stock	(7,151)	—	—
Repurchase of common stock	—	—	(15,101)
Cash dividends on preferred stock	(6,635)	(6,875)	(6,876)
Cash dividends on common stock	(105,085)	(86,883)	(66,914)
Other financing outflows	(3,300)	(4,400)	—
Net cash used in financing activities	(119,686)	(100,527)	(156,968)
Net change in cash	73,170	24,037	9,073
Cash at beginning of year	322,353	298,316	289,243
Cash at end of year	$395,523	$322,353	$298,316

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(25) Subsequent Events

Dividends Declared
On February 6, 2024 the Board approved a preferred stock dividend of $429.6875 per preferred share (equivalent to $0.4296875 per depositary share, or 1/1000 interest per share). The preferred stock dividend is payable March 15, 2024, to preferred shareholders of record on February 29, 2024.

On February 22, 2024, the Board approved a regular quarterly cash dividend of $0.23 per common share payable April 5, 2024, to common shareholders of record on March 15, 2024.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of December 31, 2023. Based on that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, United’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 is included in Part II, Item 8 of this Report under the heading “Management’s Report on Internal Control Over Financial Reporting.”

Our independent auditors have issued an audit report on management’s assessment of internal controls over financial reporting. This report is included in Part II, Item 8 of this Report under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.        OTHER INFORMATION

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.        DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    (a) Information Regarding Directors and Executive Officers. Information required by this Item 10 regarding our directors and director nominees contained under the caption “Director Nominees for Election” under the heading “Proposal 1: Election of Directors” in the 2024 Proxy Statement is incorporated herein by reference. Information required by this Item 10 regarding our executive officers contained under the heading “Executive Officers” in the 2024 Proxy Statement is incorporated herein by reference.

(b)  Compliance with Section 16(a) of the Exchange Act. If applicable, information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act contained under the caption “Delinquent Section 16(a) Reports” under the heading “Security Ownership” in the 2024 Proxy Statement is incorporated herein by reference.

(c)  Code of Business Conduct and Ethics. We have adopted a Code of Ethical Conduct (“Code”). This Code is posted on the “Corporate Governance” section of our Internet website at www.ucbi.com. If we choose to no longer post such Code, we will provide a free copy to any person upon written request to Corporate Secretary, United Community Banks, Inc., 2 West Washington Street, Suite 700, Greenville, South Carolina 29601. We intend to provide any required disclosure of any amendment to or waiver from such Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our Internet website located at www.ucbi.com promptly following the amendment or waiver. We may elect to disclose any such amendment or waiver in a Current Report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our Internet website is not incorporated by reference into this Report and should not be considered part of this or any other report that we file with or furnish to the SEC.

(d)  Procedures for Shareholders to Recommend Director Nominees. There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

(e)  Audit Committee Information. Information required by this Item 10 regarding our Audit Committee and our audit committee financial experts is contained under the caption “Audit Committee Financial Expert,” under the heading “Corporate Governance” in the 2024 Proxy Statement is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this Item 11 regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, pay ratio disclosure, and compensation committee interlocks and insider participation contained under the headings “Director Compensation” and “Executive Compensation” in the 2024 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained under the heading “Security Ownership” and under the caption “Equity Compensation Plan Information” under the heading “Executive Compensation” in the 2024 Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 regarding certain relationships and related transactions contained under the heading “Transactions With Management and Others” in the 2024 Proxy Statement is incorporated herein by reference. Information required by this Item 13 regarding director independence contained under the caption “Director Independence” under the heading “Corporate Governance” in the 2024 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 regarding fees we paid to our principal accountant and the pre-approval policies and procedures established by the Audit Committee of our Board contained under the heading “Fees Paid to Auditors” in the 2024 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following is a list of documents filed as a part of this Report:
	1.	Financial Statements.
The following consolidated financial statements of United and its subsidiaries and related reports of our independent registered public accounting firm are located in Item 8 of this Report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2023 and 2022
Consolidated Statements of Income - Years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Comprehensive Income - Years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Changes in Shareholders’ Equity - Years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Cash Flows - Years ended December 31, 2023, 2022, and 2021
Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules.

Schedules to the consolidated financial statements are omitted, as the required information is not applicable.

	3.	Exhibits.

The exhibits required to be filed with this Report by Item 601 of Regulation S-K are listed in the Exhibit Index below:

EXHIBIT INDEX
Exhibit No.	Exhibit

2.1
Agreement and Plan of Merger by and between United Community Banks, Inc. and Progress Financial Corporation dated as of May 3, 2022 (incorporated herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Current Report on Form 8-K dated May 3, 2022 and filed with the SEC on May 4, 2022).

2.2
Agreement and Plan of Merger dated as of February 13, 2023, by and among United Community Banks, Inc., First Miami Bancorp and Zamboni Merger Sub, Inc. (incorporated herein by reference to Exhibit 2.1 to United Community Banks, Inc.’s Current Report on Form 8-K dated February 13, 2023 and filed with the SEC on February 15, 2023).

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

10.5
Employment Agreement dated February 14, 2023 by and between United Community Banks, Inc. and H. Lynn Harton (incorporated herein by reference to Exhibit 10.3 to United Community Banks, Inc.'s Current Report on Form 8-K dated February 14, 2023 and filed with the SEC on February 14, 2023).#

10.6
Change of Control Continuity Agreement dated February 14, 2023 by and between United Community Banks, Inc. and H. Lynn Harton (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.'s Current Report on Form 8-K dated February 14, 2023 and filed with the SEC on February 14, 2023).#

10.7
Form of Change in Control Continuity Agreement for Jefferson L. Harralson, Richard W. Bradshaw, Robert A. Edwards and Melinda Davis Lux, dated February 14, 2023 (incorporated herein by reference to Exhibit 10.2 to United Community Banks, Inc.'s Current Report on Form 8-K dated February 14, 2023 and filed with the SEC on February 14, 2023).#

10.8
United Community Banks, Inc.’s Modified Retirement Plan (as amended and restated effective as of January 1, 2016) (incorporated herein by reference to Exhibit 10.15 to United Community Banks, Inc.'s Annual Report on Form 10-K File No. 001-35095, filed with the SEC on February 27, 2020).#

10.9
First Amendment dated as of April 1, 2018 to United Community Banks, Inc.’s Modified Retirement Plan (as amended and restated effective as of January 1, 2016) (incorporated herein by reference to Exhibit 10.16 to United Community Banks, Inc.'s Annual Report on Form 10-K File No. 001-35095, filed with the SEC on February 27, 2020).#

10.10
United Community Banks, Inc.’s Amended and Restated Deferred Compensation Plan, effective as of January 1, 2017 (incorporated herein by reference to Exhibit 10.17 to United Community Banks, Inc.'s Annual Report on Form 10-K File No. 001-35095, filed with the SEC on February 27, 2020).#

10.11
Amendment No. 1 to United Community Banks, Inc.’s Amended and Restated Deferred Compensation Plan, effective as of April 1, 2018 (incorporated herein by reference to Exhibit 10.18 to United Community Banks, Inc.'s Annual Report on Form 10-K File No. 001-35095, filed with the SEC on February 27, 2020).#

10.12
Amendment No. 2 to United Community Banks, Inc.’s Amended and Restated Deferred Compensation Plan, effective as of January 1, 2019 (incorporated herein by reference to Exhibit 10.19 to United Community Banks, Inc.'s Annual Report on Form 10-K File No. 001-35095, filed with the SEC on February 27, 2020).#

10.13
United Community Banks, Inc.’s Management Annual Incentive Plan, effective as of January 1, 2007 (incorporated herein by reference to Exhibit 10.5 to United Community Banks, Inc.’s Current Report on Form 8-K, File No. 000-21656, filed with the SEC on May 1, 2007).#

10.14
United Community Banks, Inc.’s Executive Annual Incentive Plan, effective as of October 31, 2023 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K dated October 31, 2023 and filed with the SEC on October 31, 2023).#

10.15
Voting and Support Agreement, dated as of February 13, 2023, by and among United Community Banks, Inc., First Miami Bancorp and the stockholders listed on Exhibit A thereto (incorporated herein by reference to Exhibit 99.1 to United Community Banks, Inc.’s Current Report on Form 8-K dated February 13, 2023 and filed with the SEC on February 15, 2023).

21	Subsidiaries of United Community Banks, Inc.**

23	Consent of Independent Registered Public Accounting Firm**

24	Power of Attorney of certain officers and directors of United (included on signature page hereto)

31.1	Certification of Chief Executive Officer under Exchange Act Rule 13a-14(a)**

31.2	Certification of Chief Financial Officer under Exchange Act Rule 13a-14(a)**

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350 (furnished only)**

97	Policy Relating to Recovery of Erroneously Awarded Compensation**

101.INS**	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Calculation Linkbase Document

101.LAB**	Inline XBRL Taxonomy Label Linkbase Document

101.PRE**	Inline XBRL Presentation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

#    Management contract or compensatory plan or arrangement.
**    Indicates filed or furnished herewith.

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, United has duly caused this annual report on Form 10-K, to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23th day of February, 2024.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of United and in the capacities set forth and on the 21st day of February, 2024.

/s/ H. Lynn Harton	/s/ Kenneth L. Daniels
H. Lynn Harton	Kenneth L. Daniels
Chairman, President, and Chief Executive Officer	Director
(Principal Executive Officer)
/s/ Lance F. Drummond
/s/ Jefferson L. Harralson	Lance F. Drummond
Jefferson L. Harralson	Director
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)	/s/ John M. James
John M. James
/s/ Alan H. Kumler	Director
Alan H. Kumler
Senior Vice President, Chief Accounting Officer	/s/ Jennifer Mann
(Principal Accounting Officer)	Jennifer Mann
Director
/s/ Thomas A. Richlovsky
Thomas A. Richlovsky	/s/ David C. Shaver
Lead Independent Director	David C. Shaver
Director
/s/ Jennifer M. Bazante
Jennifer M. Bazante	/s/ Tim Wallis
Director	Tim Wallis
Director
/s/ George Bell
George Bell	/s/ David H. Wilkins
Director	David H. Wilkins
Director
/s/ James P. Clements
James P. Clements
Director