Form 10-Q
period 2024-03-31
UNITED COMMUNITY BANKS INC
filed 2024-05-09
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
Yes ☐ No ☒

There were 119,141,235 shares of the registrant’s common stock, par value $1 per share, outstanding as of April 30, 2024.

UNITED COMMUNITY BANKS, INC.
FORM 10-Q

Glossary of Defined Terms

The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
2023 10-K	United’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 23, 2024
ACL	Allowance for credit losses
AFS	Available-for-sale
ALCO	Asset/Liability Management Committee
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting standards update
Bank	United Community Bank
Board	United Community Banks Inc., Board of Directors
BOLI	Bank-owned life insurance
CECL	Current expected credit loss
CET1	Common equity tier 1
CME	Chicago Mercantile Exchange
CRE	Commercial real estate
Company	United Community Banks Inc. (interchangeable with "United" below)
CVA	Credit valuation adjustment
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDM	Modification made to borrowers experiencing financial difficulty
Federal Reserve	Federal Reserve System
First Miami	First Miami Bancorp, Inc. and its wholly-owned subsidiary, First National Bank of South Miami
FHLB	Federal Home Loan Bank
FOMC	Federal Reserve’s Federal Open Markets Committee
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
GSE	U.S. government-sponsored enterprise
Holding Company	United Community Banks, Inc. on an unconsolidated basis
HTM	Held-to-maturity
LIHTC	Low- income housing tax credit
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MBS	Mortgage-backed securities
NOW	Negotiable order of withdrawal
NPA	Nonperforming asset
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PAM	Proportional amortization method
PCD	Purchased credit deteriorated
Progress	Progress Financial Corporation and its wholly-owned subsidiary, Progress Bank & Trust
Report	Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2024
SBA	United States Small Business Administration
SEC	Securities and Exchange Commission
U.S. Treasury	United States Department of the Treasury
United	United Community Banks, Inc. and its direct and indirect subsidiaries
USDA	United States Department of Agriculture
VIE	Variable interest entity

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
•potential fluctuations or unanticipated changes in the interest rate environment, including interest rate changes made by the Federal Reserve, replacement or reform of other interest rate benchmarks, as well as cash flow reassessments may reduce net interest margin and/or the volumes and values of loans made or held as well as the value of other financial assets;
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

We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and readers should not place undue reliance on forward-looking statements. Additional factors that may cause actual results to differ materially from those contemplated by any forward-looking statements also may be found in our 2023 10-K (including the “Risk Factor” section of that report), Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the SEC and available at the SEC’s website at http://www.sec.gov. We do not intend to and, except as required by law, hereby disclaim any obligation to update or revise any forward-looking statement contained in this Report, which speaks only as of the date of its filing with the SEC, whether as a result of new information, future events, or otherwise. The financial statements and information contained herein have not been reviewed, or confirmed for accuracy or relevance, by the FDIC or any other regulator.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$203,932	$200,781
Interest-bearing deposits in banks	758,001	803,094
Cash and cash equivalents	961,933	1,003,875
Debt securities available-for-sale	3,393,399	3,331,084
Debt securities held-to-maturity (fair value $2,042,912 and $2,095,620, respectively)	2,465,133	2,490,848
Loans held for sale	38,140	33,008
Loans and leases held for investment	18,374,844	18,318,755
Allowance for credit losses - loans and leases	(210,934)	(208,071)
Loans and leases, net	18,163,910	18,110,684
Premises and equipment, net	386,052	378,421
Bank owned life insurance	342,486	345,371
Goodwill and other intangible assets, net	987,539	990,087
Other assets	626,296	613,873
Total assets	$27,364,888	$27,297,251
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$6,409,659	$6,534,307
Interest-bearing deposits	16,922,350	16,776,304
Total deposits	23,332,009	23,310,611
Long-term debt	324,854	324,823
Accrued expenses and other liabilities	407,915	400,292
Total liabilities	24,064,778	24,035,726
Shareholders' equity:
Preferred stock, $1 par value: 10,000,000 shares authorized; 3,662 shares Series I issued and outstanding; $25,000 per share liquidation preference	88,266	88,266
Common stock, $1 par value: 200,000,000 shares authorized, 119,136,518 and 119,010,319 shares issued and outstanding, respectively	119,137	119,010
Common stock issuable: 560,833 and 620,108 shares, respectively	11,923	13,110
Capital surplus	2,702,807	2,699,112
Retained earnings	614,612	581,219
Accumulated other comprehensive loss	(236,635)	(239,192)
Total shareholders' equity	3,300,110	3,261,525
Total liabilities and shareholders' equity	$27,364,888	$27,297,251

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Interest revenue:
Loans, including fees	$283,983	$236,431
Investment securities, including tax exempt of $1,721 and $2,110, respectively	46,436	39,986
Deposits in banks and short-term investments	6,309	3,070
Total interest revenue	336,728	279,487

Interest expense:
Deposits	133,784	57,861
Short-term borrowings	—	1,148
Federal Home Loan Bank advances	—	5,112
Long-term debt	3,795	3,896
Total interest expense	137,579	68,017
Net interest revenue	199,149	211,470
Provision for credit losses	12,899	21,783
Net interest revenue after provision for credit losses	186,250	189,687

Noninterest income:
Service charges and fees	9,264	8,699
Mortgage loan gains and other related fees	7,511	4,521
Wealth management fees	6,313	5,724
Gains from sales of other loans	1,537	1,916
Lending and loan servicing fees	4,210	4,016
Securities losses, net	—	(1,644)
Other	10,752	6,977
Total noninterest income	39,587	30,209
Total revenue	225,837	219,896

Noninterest expenses:
Salaries and employee benefits	84,985	78,698
Communications and equipment	11,920	10,008
Occupancy	11,099	9,889
Advertising and public relations	1,901	2,349
Postage, printing and supplies	2,648	2,537
Professional fees	5,988	6,072
Lending and loan servicing expense	1,827	2,319
Outside services - electronic banking	2,918	3,425
FDIC assessments and other regulatory charges	7,566	4,001
Amortization of intangibles	3,887	3,528
Merger-related and other charges	2,087	8,631
Other	8,176	8,348
Total noninterest expenses	145,002	139,805
Income before income taxes	80,835	80,091
Income tax expense	18,204	17,791
Net income	$62,631	$62,300

Net income available to common shareholders	$60,713	$60,242

Net income per common share:
Basic	$0.51	$0.52
Diluted	0.51	0.52
Weighted average common shares outstanding:
Basic	119,662	115,451
Diluted	119,743	115,715
See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2024
Net income	$80,835	$(18,204)	$62,631
Other comprehensive income:
Unrealized gains on available-for-sale securities	356	(209)	147
Amortization of unrealized losses on held-to-maturity securities transferred from available-for-sale	2,063	(493)	1,570
Derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives	2,524	(645)	1,879
Gains on derivative instruments realized in net income	(1,440)	368	(1,072)
Net cash flow hedge activity	1,084	(277)	807
Amortization of defined benefit pension plan net periodic pension cost components	44	(11)	33
Total other comprehensive income	3,547	(990)	2,557
Comprehensive income	$84,382	$(19,194)	$65,188
2023
Net income	$80,091	$(17,791)	$62,300
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains	43,279	(10,284)	32,995
Reclassification adjustment for losses included in net income	1,644	(374)	1,270
Net unrealized gains	44,923	(10,658)	34,265
Amortization of unrealized losses on held-to-maturity securities transferred from available-for-sale	2,968	(720)	2,248
Derivative instruments designated as cash flow hedges:
Unrealized holding losses on derivatives	(1,202)	307	(895)
Gains on derivative instruments realized in net income	(822)	210	(612)
Net cash flow hedge activity	(2,024)	517	(1,507)
Amortization of defined benefit pension plan net periodic pension cost components	61	(16)	45
Total other comprehensive income	45,928	(10,877)	35,051
Comprehensive income	$126,019	$(28,668)	$97,351

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
For the Three Months Ended March 31,

(in thousands, except share data)	Shares of Common Stock	Preferred Stock	Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2023	119,010,319	$88,266	$119,010	$13,110	$2,699,112	$581,219	$(239,192)	$3,261,525
Net income						62,631		62,631
Other comprehensive income							2,557	2,557
Preferred stock dividends						(1,573)		(1,573)
Common stock dividends ($0.23 per share)						(27,665)		(27,665)
Impact of equity-based compensation awards	80,147		80	76	2,956			3,112
Impact of other United sponsored equity plans	46,052		47	(1,263)	739			(477)
March 31, 2024	119,136,518	$88,266	$119,137	$11,923	$2,702,807	$614,612	$(236,635)	$3,300,110

December 31, 2022	106,222,758	$96,422	$106,223	$12,307	$2,306,366	$508,844	$(329,488)	$2,700,674
Net income						62,300		62,300
Other comprehensive income							35,051	35,051
Impact of acquisitions	8,770,531		8,771		297,690			306,461
Preferred stock dividends						(1,719)		(1,719)
Common stock dividends ($0.23 per share)						(26,819)		(26,819)
Impact of equity-based compensation awards	121,888		122	498	1,900			2,520
Impact of other United sponsored equity plans	36,389		36	(828)	447			(345)
March 31, 2023	115,151,566	$96,422	$115,152	$11,977	$2,606,403	$542,606	$(294,437)	$3,078,123

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating activities:
Net income	$62,631	$62,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	10,880	12,126
Provision for credit losses	12,899	21,783
Stock based compensation	2,403	2,482
Deferred income tax expense	4,059	8,103
Securities losses, net	—	1,644
Gains from sales of other loans	(1,537)	(1,916)
Changes in assets and liabilities:
Other assets	(12,359)	10,303
Accrued expenses and other liabilities	14,965	(22,029)
Loans held for sale	(5,132)	(4,703)
Net cash provided by operating activities	88,809	90,093

Investing activities:
Debt securities held-to-maturity:
Proceeds from maturities and calls	27,051	31,550
Debt securities available-for-sale:
Proceeds from sales	647	380,661
Proceeds from maturities and calls	229,902	83,794
Purchases	(302,962)	(25,862)
Net increase in loans	(67,629)	(345,316)
Payments for other investments	(4,353)	(74,323)
Proceeds from other investments	380	93,687
Proceeds from sales of premises and equipment	16	2,169
Purchases of premises and equipment	(13,710)	(22,602)
Net cash received in acquisition	—	57,101
Other investing inflows	8,145	436
Net cash (used in) provided by investing activities	(122,513)	181,295

Financing activities:
Net increase in deposits	21,024	793,162
Net decrease in short-term borrowings	—	(292,732)
Proceeds from FHLB advances	100	1,580,000
Repayment of FHLB advances	(100)	(2,195,000)
Cash dividends on common stock	(27,733)	(23,674)
Cash dividends on preferred stock	(1,573)	(1,719)
Other financing inflows	1,211	1,058
Other financing outflows	(1,167)	(1,655)
Net cash used in financing activities	(8,238)	(140,560)

Net change in cash and cash equivalents	(41,942)	130,828

Cash and cash equivalents, beginning of period	1,003,875	646,853

Cash and cash equivalents, end of period	$961,933	$777,681

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

Basis of Presentation
United’s accounting and financial reporting policies conform to GAAP and reporting guidelines of banking regulatory authorities. The accompanying interim consolidated financial statements have not been audited. All material intercompany balances and transactions have been eliminated. A more detailed description of United’s accounting policies is included in its 2023 10-K.

In management’s opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in United’s 2023 10-K.

Note 2 – Accounting Standards Updates and Recently Adopted Standards

Recently Adopted Standards
In March 2023, the FASB issued ASU No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The update broadens the application of PAM and related disclosures to tax equity investments other than LIHTC, providing certain conditions are met. The election to apply PAM must be made on a tax-credit-program by tax-credit-program basis rather than at the reporting entity level or to individual investments. United adopted this update using a modified retrospective transition method as of January 1, 2024, with no impact to shareholders’ equity; thus, no cumulative effect adjustment to retained earnings was recorded.

Note 3 – Supplemental Cash Flow Information

The supplemental schedule of significant non-cash investing and financing activities for the three months ended March 31, 2024 and 2023 is as follows.

	Three Months Ended March 31,
(in thousands)	2024	2023
Significant non-cash investing and financing transactions:
Commitments to fund equity investments	$10,693	$20,000
Acquisitions:
Assets acquired	—	1,903,930
Liabilities assumed	—	1,597,022
Net assets acquired	—	306,908
Common stock issued and options converted	—	306,461

Note 4 – Acquisitions

Acquisition of First Miami

On July 1, 2023, United acquired all of the outstanding common stock of First Miami in a stock transaction. Information related to the fair value of assets and liabilities acquired is included in United’s 2023 10-K. During the first quarter of 2024, within the one-year measurement period related to the acquisition of First Miami, United received additional information regarding the lack of realizability of certain tax credits. As a result, the provisional fair value assigned to acquired other assets was adjusted to $18.8 million, other liabilities was adjusted to $16.9 million and goodwill was adjusted to $24.5 million, which represents a decrease of $2.06 million, a decrease of $726,000 and an increase of $1.34 million, respectively.

Pro forma information - Progress

The following table discloses certain pro forma information as if Progress had been acquired on January 1, 2022. These results combine the historical results of the acquired entity with United’s consolidated statement of income. Adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity; however pro forma financial results presented are not necessarily indicative of what would have occurred had the acquisitions taken place in earlier years.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Merger-related costs related to the Progress acquisition of $7.49 million have been excluded from the three months ended March 31, 2023 pro forma information presented below. The actual results and pro forma information were as follows:

	Three Months Ended March 31, 2023
(in thousands)	Revenue	Net Income
Actual Progress results included in statement of income since acquisition date	$6,652	$1,810
Supplemental consolidated pro forma as if Progress had been acquired January 1, 2022	229,541	75,209

Note 5 – Investment Securities

The amortized cost basis, unrealized gains and losses and fair value of HTM debt securities as of the dates indicated are as follows.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2024
U.S. Treasuries	$19,872	$—	$2,093	$17,779
U.S. Government agencies & GSEs	99,052	—	16,673	82,379
State and political subdivisions	292,236	23	52,802	239,457
Residential MBS, Agency & GSEs	1,360,395	9	223,439	1,136,965
Commercial MBS, Agency & GSEs	678,578	—	124,464	554,114
Supranational entities	15,000	—	2,782	12,218
Total	$2,465,133	$32	$422,253	$2,042,912

As of December 31, 2023
U.S. Treasuries	$19,864	$—	$1,914	$17,950
U.S. Government agencies & GSEs	99,052	—	15,689	83,363
State and political subdivisions	292,705	171	50,437	242,439
Residential MBS, Agency & GSEs	1,383,294	24	206,344	1,176,974
Commercial MBS, Agency & GSEs	680,933	—	118,539	562,394
Supranational entities	$15,000	$—	$2,500	$12,500
Total	$2,490,848	$195	$395,423	$2,095,620

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost basis, unrealized gains and losses, and fair value of AFS debt securities as of the dates indicated are presented below.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2024
U.S. Treasuries	$411,640	$5	$12,865	$398,780
U.S. Government agencies & GSEs	312,408	259	15,241	297,426
State and political subdivisions	181,829	—	18,566	163,263
Residential MBS, Agency & GSEs	1,337,504	250	132,233	1,205,521
Residential MBS, Non-agency	333,045	—	20,673	312,372
Commercial MBS, Agency & GSEs	693,011	100	39,653	653,458
Commercial MBS, Non-agency	20,165	—	542	19,623
Corporate bonds	213,371	130	17,601	195,900
Asset-backed securities	148,738	96	1,778	147,056
Total	$3,651,711	$840	$259,152	$3,393,399

As of December 31, 2023
U.S. Treasuries	$398,021	$39	$10,711	$387,349
U.S. Government agencies & GSEs	281,708	269	14,477	267,500
State and political subdivisions	182,546	5	18,502	164,049
Residential MBS, Agency & GSEs	1,315,064	300	125,012	1,190,352
Residential MBS, Non-agency	339,330	—	22,084	317,246
Commercial MBS, Agency & GSEs	656,004	1,073	39,017	618,060
Commercial MBS, Non-agency	24,269	—	675	23,594
Corporate bonds	218,285	64	17,127	201,222
Asset-backed securities	164,728	—	3,016	161,712
Total	$3,579,955	$1,750	$250,621	$3,331,084

Securities with a carrying value of $2.90 billion and $4.12 billion, respectively, were pledged, primarily to secure public deposits at March 31, 2024 and to secure public deposits and provide contingent liquidity through the Bank Term Funding Program at the Federal Reserve Bank, at December 31, 2023. The Bank Term Funding Program was discontinued in the first quarter of 2024.

The following table summarizes HTM debt securities in an unrealized loss position as of the dates indicated.

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2024
U.S. Treasuries	$—	$—	$17,779	$2,093	$17,779	$2,093
U.S. Government agencies & GSEs	—	—	82,379	16,673	82,379	16,673
State and political subdivisions	13,297	88	217,862	52,714	231,159	52,802
Residential MBS, Agency & GSEs	355	3	1,135,361	223,436	1,135,716	223,439
Commercial MBS, Agency & GSEs	—	—	554,114	124,464	554,114	124,464
Supranational entities	—	—	12,218	2,782	12,218	2,782
Total unrealized loss position	$13,652	$91	$2,019,713	$422,162	$2,033,365	$422,253

As of December 31, 2023
U.S. Treasuries	$—	$—	$17,951	$1,914	$17,951	$1,914
U.S. Government agencies & GSEs	—	—	83,363	15,689	83,363	15,689
State and political subdivisions	2,986	13	217,547	50,424	220,533	50,437
Residential MBS, Agency & GSEs	311	2	1,175,263	206,342	1,175,574	206,344
Commercial MBS, Agency & GSEs	6,533	115	555,861	118,424	562,394	118,539
Supranational entities	—	—	12,500	2,500	12,500	2,500
Total unrealized loss position	$9,830	$130	$2,062,485	$395,293	$2,072,315	$395,423

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes AFS debt securities in an unrealized loss position as of the dates indicated.

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2024
U.S. Treasuries	$270,743	$1,566	$102,963	$11,299	$373,706	$12,865
U.S. Government agencies & GSEs	40,825	216	177,406	15,025	218,231	15,241
State and political subdivisions	—	—	162,495	18,566	162,495	18,566
Residential MBS, Agency & GSEs	81,990	331	1,086,333	131,902	1,168,323	132,233
Residential MBS, Non-agency	—	—	312,372	20,673	312,372	20,673
Commercial MBS, Agency & GSEs	170,175	724	379,980	38,929	550,155	39,653
Commercial MBS, Non-agency	—	—	19,623	542	19,623	542
Corporate bonds	3,201	49	190,753	17,552	193,954	17,601
Asset-backed securities	3,214	3	118,321	1,775	121,535	1,778
Total unrealized loss position	$570,148	$2,889	$2,550,246	$256,263	$3,120,394	$259,152

As of December 31, 2023
U.S. Treasuries	$100,369	$39	$103,535	$10,672	$203,904	$10,711
U.S. Government agencies & GSEs	41,960	141	184,184	14,336	226,144	14,477
State and political subdivisions	—	—	163,278	18,502	163,278	18,502
Residential MBS, Agency & GSEs	50,014	672	1,108,290	124,340	1,158,304	125,012
Residential MBS, Non-agency	—	—	317,247	22,084	317,247	22,084
Commercial MBS, Agency & GSEs	98,052	2,494	342,390	36,523	440,442	39,017
Commercial MBS, Non-agency	—	—	23,594	675	23,594	675
Corporate bonds	4,016	116	195,329	17,011	199,345	17,127
Asset-backed securities	11,855	53	149,857	2,963	161,712	3,016
Total unrealized loss position	$306,266	$3,515	$2,587,704	$247,106	$2,893,970	$250,621

At March 31, 2024, there were 639 AFS debt securities and 315 HTM debt securities that were in an unrealized loss position. United does not intend to sell nor does it believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at March 31, 2024 were primarily attributable to changes in interest rates.

At March 31, 2024 and December 31, 2023, estimated credit losses and, thus, the related ACL on HTM debt securities were de minimis due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies, GSEs, high credit quality municipalities and supranational entities. As a result, no ACL was recorded on the HTM portfolio at March 31, 2024 or December 31, 2023. In addition, based on the assessments performed at March 31, 2024 and December 31, 2023, there was no ACL required related to the AFS portfolio.

The following table presents accrued interest receivable on HTM and AFS debt securities, which was excluded from the estimate of credit losses, for the periods indicated.

	Accrued Interest Receivable
(in thousands)	March 31, 2024	December 31, 2023
HTM	$5,942	$6,143
AFS	15,050	12,568

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of AFS and HTM debt securities at March 31, 2024, by contractual maturity, are presented in the following table.

	AFS		HTM
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year:
U.S. Treasuries	$122,246	$122,094	$—	$—
U.S. Government agencies & GSEs	371	357	—	—
State and political subdivisions	3,147	3,114	1,200	1,194
Corporate bonds	16,878	16,413	—	—
	142,642	141,978	1,200	1,194
1 to 5 years:
U.S. Treasuries	289,394	276,686	19,872	17,779
U.S. Government agencies & GSEs	46,818	43,034	—	—
State and political subdivisions	27,823	25,762	27,197	25,579
Corporate bonds	152,155	140,542	—	—
	516,190	486,024	47,069	43,358
5 to 10 years:
U.S. Government agencies & GSEs	129,138	122,597	72,635	61,301
State and political subdivisions	59,827	51,150	55,664	47,296
Corporate bonds	43,528	38,029	—	—
Supranational entities	—	—	15,000	12,218
	232,493	211,776	143,299	120,815
More than 10 years:
U.S. Government agencies & GSEs	136,081	131,438	26,417	21,078
State and political subdivisions	91,032	83,237	208,175	165,388
Corporate bonds	810	916	—	—
	227,923	215,591	234,592	186,466
Debt securities not due at a single maturity date:
Asset-backed securities	148,738	147,056	—	—
Residential MBS	1,670,549	1,517,893	1,360,395	1,136,965
Commercial MBS	713,176	673,081	678,578	554,114
	2,532,463	2,338,030	2,038,973	1,691,079

Total	$3,651,711	$3,393,399	$2,465,133	$2,042,912

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes AFS securities sales activity for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(in thousands)	2024	2023
Proceeds from sales	$647	$380,661

Gross realized gains	$—	$1,373
Gross realized losses	—	(3,017)
Securities losses, net	$—	$(1,644)

Income tax benefit attributable to sales	$—	$(374)

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Loans and Leases and Allowance for Credit Losses

Major classifications of the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”) are summarized as of the dates indicated as follows.

(in thousands)	March 31, 2024	December 31, 2023
Owner occupied CRE	$3,310,231	$3,264,051
Income producing CRE	4,206,322	4,263,952
Commercial & industrial	2,404,505	2,411,045
Commercial construction	1,936,074	1,859,538
Equipment financing	1,543,905	1,541,120
Total commercial	13,401,037	13,339,706
Residential mortgage	3,239,687	3,198,928
Home equity	969,020	958,987
Residential construction	257,279	301,650
Manufactured housing	328,121	336,474
Consumer	180,102	181,117
Total loans excluding fair value hedge basis adjustment	18,375,246	18,316,862
Fair value hedge basis adjustment	(402)	1,893
Total loans	18,374,844	18,318,755
Less ACL - loans	(210,934)	(208,071)
Loans, net	$18,163,910	$18,110,684

Accrued interest receivable related to loans totaled $67.0 million at both March 31, 2024 and December 31, 2023, and was reported in other assets on the consolidated balance sheets. Accrued interest receivable was excluded from the estimate of credit losses.

At March 31, 2024 and December 31, 2023, the loan portfolio included certain loans specifically pledged to the Federal Reserve as well as loans covered by a blanket lien on qualifying loan types with the FHLB to secure contingent funding sources.

The following table presents the amortized cost of certain loans held for investment that were sold in the periods indicated. The gains on these loan sales were included in noninterest income on the consolidated statements of income.

	Three Months Ended March 31,
(in thousands)	2024	2023
Guaranteed portion of SBA/USDA loans	$9,388	$21,770
Equipment financing receivables	28,323	18,703
Total	$37,711	$40,473

At March 31, 2024 and December 31, 2023, equipment financing receivables included leases of $74.8 million and $68.9 million, respectively. The components of the net investment in leases, which included both sales-type and direct financing, are presented below.

(in thousands)	March 31, 2024	December 31, 2023
Minimum future lease payments receivable	$81,882	$75,198
Estimated residual value of leased equipment	4,737	4,445
Initial direct costs	1,566	1,402
Security deposits	(437)	(413)
Unearned income	(12,978)	(11,711)
Net investment in leases	$74,770	$68,921

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Minimum future lease payments expected to be received from equipment financing lease contracts as of March 31, 2024 were as follows:

(in thousands)
Year
Remainder of 2024	$20,668
2025	23,996
2026	18,243
2027	12,703
2028	5,675
Thereafter	597
Total	$81,882

Nonaccrual and Past Due Loans
The following table presents the aging of the amortized cost basis in loans by aging category and accrual status as of the dates indicated. Past due status is based on contractual terms of the loan. The accrual of interest is generally discontinued when a loan becomes 90 days past due.

	Accruing
	Current Loans	Loans Past Due
(in thousands)		30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual Loans	Total Loans
As of March 31, 2024
Owner occupied CRE	$3,300,380	$7,136	$405	$—	$2,310	$3,310,231
Income producing CRE	4,176,324	812	—	—	29,186	4,206,322
Commercial & industrial	2,371,045	10,707	2,619	—	20,134	2,404,505
Commercial construction	1,932,826	1,311	75	—	1,862	1,936,074
Equipment financing	1,525,225	7,746	2,105	—	8,829	1,543,905
Total commercial	13,305,800	27,712	5,204	—	62,321	13,401,037
Residential mortgage	3,217,293	5,182	643	—	16,569	3,239,687
Home equity	960,734	2,638	664	—	4,984	969,020
Residential construction	255,899	51	85	—	1,244	257,279
Manufactured housing	298,850	7,869	1,605	—	19,797	328,121
Consumer	179,582	428	38	—	54	180,102
Total loans	$18,218,158	$43,880	$8,239	$—	$104,969	$18,375,246

As of December 31, 2023
Owner occupied CRE	$3,258,015	$2,942	$—	$—	$3,094	$3,264,051
Income producing CRE	4,230,140	3,684	—	—	30,128	4,263,952
Commercial & industrial	2,388,076	8,129	1,373	—	13,467	2,411,045
Commercial construction	1,857,660	—	—	—	1,878	1,859,538
Equipment financing	1,522,962	5,895	3,758	—	8,505	1,541,120
Total commercial	13,256,853	20,650	5,131	—	57,072	13,339,706
Residential mortgage	3,179,329	4,622	1,033	—	13,944	3,198,928
Home equity	950,841	4,106	268	—	3,772	958,987
Residential construction	299,230	1,255	221	—	944	301,650
Manufactured housing	304,794	12,622	3,197	—	15,861	336,474
Consumer	180,245	686	92	—	94	181,117
Total loans	$18,171,292	$43,941	$9,942	$—	$91,687	$18,316,862

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

At March 31, 2024 and December 31, 2023, United had $55.5 million and $48.5 million, respectively, in loans for which repayment is expected to be provided substantially through the operation or sale of the collateral. Estimated credit losses for these loans are based on the net realizable value of the collateral relative to the amortized cost of the loan. The majority of these loans are income producing CRE and commercial and industrial loans.

The following table presents nonaccrual loans held for investment by loan class for the periods indicated.

	Nonaccrual Loans
	March 31, 2024			December 31, 2023
(in thousands)	With no allowance	With an allowance	Total	With no allowance	With an allowance	Total
Owner occupied CRE	$1,072	$1,238	$2,310	$2,451	$643	$3,094
Income producing CRE	29,153	33	29,186	11,003	19,125	30,128
Commercial & industrial	14,038	6,096	20,134	11,940	1,527	13,467
Commercial construction	1,778	84	1,862	1,784	94	1,878
Equipment financing	92	8,737	8,829	57	8,448	8,505
Total commercial	46,133	16,188	62,321	27,235	29,837	57,072
Residential mortgage	3,368	13,201	16,569	1,836	12,108	13,944
Home equity	1,426	3,558	4,984	1,276	2,496	3,772
Residential construction	781	463	1,244	398	546	944
Manufactured housing	—	19,797	19,797	—	15,861	15,861
Consumer	—	54	54	2	92	94
Total	$51,708	$53,261	$104,969	$30,747	$60,940	$91,687

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the risk category of term loans and gross charge-offs by vintage year, which is the year of origination or most recent renewal, as of the date indicated (in thousands).

(in thousands)	Term Loans by Origination Year						Revolvers	Revolvers converted to term loans	Total
As of March 31, 2024	2024	2023	2022	2021	2020	Prior
Owner occupied CRE
Pass	$121,015	$643,801	$665,648	$594,768	$546,727	$501,390	$113,065	$17,263	$3,203,677
Special Mention	831	1,837	14,475	13,905	9,131	11,771	—	2,774	54,724
Substandard	1,398	7,750	9,010	15,079	4,137	13,025	1,431	—	51,830
Total owner occupied CRE	$123,244	$653,388	$689,133	$623,752	$559,995	$526,186	$114,496	$20,037	$3,310,231
Current period gross charge-offs	$—	$192	$17	$—	$—	$219	$—	$—	$428
Income producing CRE
Pass	$157,636	$570,861	$929,507	$835,019	$681,583	$668,180	$51,731	$12,087	$3,906,604
Special Mention	27,581	51,055	26,868	21,336	28,963	12,362	49	—	168,214
Substandard	38,515	48,474	9,076	2,460	5,439	27,487	—	53	131,504
Total income producing CRE	$223,732	$670,390	$965,451	$858,815	$715,985	$708,029	$51,780	$12,140	$4,206,322
Current period gross charge-offs	$—	$—	$—	$—	$—	$229	$—	$—	$229
Commercial & industrial
Pass	$97,538	$559,393	$398,107	$275,540	$122,578	$197,346	$578,784	$11,182	$2,240,468
Special Mention	10,752	2,434	3,821	6,862	8,432	8,090	34,656	313	75,360
Substandard	685	25,705	3,818	15,705	4,935	4,715	31,806	1,308	88,677
Total commercial & industrial	$108,975	$587,532	$405,746	$298,107	$135,945	$210,151	$645,246	$12,803	$2,404,505
Current period gross charge-offs	$—	$3,105	$409	$107	$111	$532	$—	$522	$4,786
Commercial construction
Pass	$160,727	$627,053	$667,547	$263,091	$62,508	$74,320	$65,090	$936	$1,921,272
Special Mention	4,849	204	118	4	—	—	—	—	5,175
Substandard	1,578	6,030	1,064	30	720	205	—	—	9,627
Total commercial construction	$167,154	$633,287	$668,729	$263,125	$63,228	$74,525	$65,090	$936	$1,936,074
Current period gross charge-offs	$—	$—	$53	$—	$—	$—	$—	$—	$53
Equipment financing
Pass	$192,828	$578,878	$452,224	$201,010	$68,999	$34,265	$—	$—	$1,528,204
Special Mention	—	—	815	2,311	900	674	—	—	4,700
Substandard	—	1,954	4,439	3,189	592	827	—	—	11,001
Total equipment financing	$192,828	$580,832	$457,478	$206,510	$70,491	$35,766	$—	$—	$1,543,905
Current period gross charge-offs	$—	$1,219	$3,457	$2,199	$383	$31	$—	$—	$7,289
Residential mortgage
Pass	$102,601	$823,173	$941,593	$721,699	$311,808	$315,388	$6	$3,262	$3,219,530
Substandard	1,311	2,772	3,431	2,104	1,982	8,276	—	281	20,157
Total residential mortgage	$103,912	$825,945	$945,024	$723,803	$313,790	$323,664	$6	$3,543	$3,239,687
Current period gross charge-offs	$—	$—	$13	$—	$—	$3	$—	$—	$16
Home equity
Pass	$—	$—	$—	$—	$—	$—	$935,162	$28,461	$963,623
Substandard	—	—	—	—	—	—	—	5,397	5,397
Total home equity	$—	$—	$—	$—	$—	$—	$935,162	$33,858	$969,020
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$7	$7
Residential construction
Pass	$15,109	$176,092	$44,524	$9,044	$4,941	$6,127	$—	$92	$255,929
Substandard	215	963	30	—	7	135	—	—	1,350
Total residential construction	$15,324	$177,055	$44,554	$9,044	$4,948	$6,262	$—	$92	$257,279
Current period gross charge-offs	$—	$85	$—	$48	$—	$—	$—	$—	$133
Manufactured housing
Pass	$—	$43,191	$67,155	$47,387	$42,030	$106,805	$—	$—	$306,568
Substandard	128	2,018	5,055	3,903	3,816	6,633	—	—	21,553
Total consumer	$128	$45,209	$72,210	$51,290	$45,846	$113,438	$—	$—	$328,121
Current period gross charge-offs	$—	$234	$615	$304	$149	$305	$—	$—	$1,607
Consumer
Pass	$27,459	$71,656	$33,669	$13,687	$9,517	$1,309	$22,067	$462	$179,826
Substandard	127	25	54	48	13	9	—	—	276
Total consumer	$27,586	$71,681	$33,723	$13,735	$9,530	$1,318	$22,067	$462	$180,102
Current period gross charge-offs	$648	$55	$86	$18	$5	$—	$—	$49	$861

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(in thousands)	Term Loans						Revolvers	Revolvers converted to term loans	Total
As of December 31, 2023	2023	2022	2021	2020	2019	Prior
Owner occupied CRE
Pass	$643,752	$681,834	$615,571	$553,047	$202,068	$337,495	$117,212	$18,671	$3,169,650
Special Mention	2,409	7,877	7,070	4,815	9,221	2,245	100	254	33,991
Substandard	11,128	8,929	15,405	7,104	5,395	8,340	1,421	2,688	60,410
Total owner occupied CRE	$657,289	$698,640	$638,046	$564,966	$216,684	$348,080	$118,733	$21,613	$3,264,051
Current period gross charge-offs	$207	$48	$—	$819	$—	$—	$—	$—	$1,074
Income producing CRE
Pass	$661,093	$931,559	$851,529	$750,415	$302,845	$419,111	$50,659	$13,247	$3,980,458
Special Mention	48,358	26,751	18,989	25,964	6,387	6,173	—	—	132,622
Substandard	68,032	9,998	2,523	21,037	28,877	20,351	—	54	150,872
Total income producing CRE	$777,483	$968,308	$873,041	$797,416	$338,109	$445,635	$50,659	$13,301	$4,263,952
Current period gross charge-offs	$3,033	$2,534	$—	$—	$—	$2,291	$—	$—	$7,858
Commercial & industrial
Pass	$610,288	$425,626	$299,170	$130,586	$82,710	$130,190	$581,871	$13,332	$2,273,773
Special Mention	6,459	2,068	472	5,430	5,473	718	14,861	274	35,755
Substandard	10,906	5,713	22,635	8,557	4,499	1,610	46,282	1,315	101,517
Total commercial & industrial	$627,653	$433,407	$322,277	$144,573	$92,682	$132,518	$643,014	$14,921	$2,411,045
Current period gross charge-offs	$5,999	$1,627	$13,153	$2,377	$400	$157	$—	$1,825	$25,538
Commercial construction
Pass	$665,792	$638,761	$293,276	$95,046	$59,471	$24,698	$62,370	$966	$1,840,380
Special Mention	28	124	6	—	—	—	—	—	158
Substandard	16,253	1,784	31	723	127	82	—	—	19,000
Total commercial construction	$682,073	$640,669	$293,313	$95,769	$59,598	$24,780	$62,370	$966	$1,859,538
Current period gross charge-offs	$—	$60	$—	$—	$—	$—	$—	$—	$60
Equipment financing
Pass	$673,201	$496,336	$233,422	$83,507	$41,053	$3,722	$—	$—	$1,531,241
Substandard	1,471	4,141	2,487	960	817	3	—	—	9,879
Total equipment financing	$674,672	$500,477	$235,909	$84,467	$41,870	$3,725	$—	$—	$1,541,120
Current period gross charge-offs	$474	$10,902	$9,764	$1,960	$786	$320	$—	$—	$24,206
Residential mortgage
Pass	$839,825	$955,592	$734,078	$318,886	$84,736	$245,648	$6	$3,415	$3,182,186
Substandard	2,001	3,078	2,715	1,074	1,331	6,295	—	248	16,742
Total residential mortgage	$841,826	$958,670	$736,793	$319,960	$86,067	$251,943	$6	$3,663	$3,198,928
Current period gross charge-offs	$—	$51	$—	$—	$—	$38	$—	$—	$89
Home equity
Pass	$—	$—	$—	$—	$—	$—	$926,596	$28,412	$955,008
Substandard	—	—	—	—	—	—	—	3,979	3,979
Total home equity	$—	$—	$—	$—	$—	$—	$926,596	$32,391	$958,987
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$167	$167
Residential construction
Pass	$208,798	$70,011	$9,827	$5,201	$1,046	$5,614	$—	$93	$300,590
Substandard	878	31	—	6	38	107	—	—	1,060
Total residential construction	$209,676	$70,042	$9,827	$5,207	$1,084	$5,721	$—	$93	$301,650
Current period gross charge-offs	$—	$1,111	$—	$—	$—	$—	$—	$—	$1,111
Manufactured housing
Pass	$45,065	$69,424	$48,814	$43,735	$31,321	$80,284	$—	$—	$318,643
Substandard	1,078	4,665	3,601	3,020	1,291	4,176	—	—	17,831
Total consumer	$46,143	$74,089	$52,415	$46,755	$32,612	$84,460	$—	$—	$336,474
Current period gross charge-offs	$38	$1,503	$985	$419	$279	$690	$—	$—	$3,914
Consumer
Pass	$86,142	$39,593	$16,191	$10,350	$1,212	$623	$26,239	$534	$180,884
Substandard	50	55	53	25	5	13	32	—	233
Total consumer	$86,192	$39,648	$16,244	$10,375	$1,217	$636	$26,271	$534	$181,117
Current period gross charge-offs	$3,245	$241	$233	$38	$15	$1	$5	$204	$3,982

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Modifications to Borrowers Experiencing Financial Difficulty
The period-end amortized cost and additional information regarding the modified terms of loans modified under the terms of a FDM during the three months ended March 31, 2024 and 2023 are presented in the following tables.

Three Months Ended March 31, 2024
	New FDMs		Defaults within 12 months of modification
(in thousands)	Amortized Cost	% of Total Class of Receivable
Owner occupied CRE	$1,950	0.1%	$—
Income producing CRE	28,540	0.7	—
Commercial & industrial	6,575	0.3	—
Equipment financing	1,393	0.1	228
Residential mortgage	1,228	—	—
Residential construction	100	—	—
Manufactured housing	128	—	—
Consumer	125	0.1	—
Total	$40,039	0.2	$228

Three Months Ended March 31, 2024
New FDMs
(dollars in thousands)		Weighted Average Modification
Extension
Owner occupied CRE	$243	1 year
Commercial & industrial	6,117	7 months
Residential mortgage	27	1 year
Consumer	125	5 months
Total	6,512

Payment Delay
Owner occupied CRE (1)	266	N/A
Income producing CRE	28,540	1 year
Commercial & industrial (1)	179	6 months
Residential construction	100	6 months
Total	29,085

Payment Delay and Extension
Commercial & industrial	279	Payment delay: 4 months; Extension: 3 years
Equipment financing	1,393	Extension and payment delay: 7 months
Total	1,672

Rate Reduction and Extension
Residential mortgage	1,201	Rate reduction: 444 basis points; Extension: 2 years
Manufactured housing	128	Rate reduction: 624 basis points; Extension: 6 years
Total	1,329

Rate Reduction and Payment Delay
Owner occupied CRE	1,441	Rate reduction: 75 basis points; Payment delay: 6 months

Total	$40,039
(1) Payment delay FDMs in bankruptcy status are excluded from the weighted average payment delay calculation.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Three Months Ended March 31, 2023
	New FDMs					Defaults within 12 months of modification
	Amortized Cost by Type of Modification
(in thousands)	Extension	Payment Delay	Rate Reduction & Extension	Total	% of Total Class of Receivable
Commercial & industrial	$—	$6,170	$—	$6,170	0.3%	$—
Equipment financing	5,211	—	—	5,211	0.4	—
Residential mortgage	—	—	57	57	—	—
Manufactured housing	—	—	152	152	—	—
Total	$5,211	$6,170	$209	$11,590	0.1	$—

During the three months ended March 31, 2023, equipment financing FDMs typically consist of one or more three-month extensions beyond the original maturity date.

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

At both March 31, 2024 and December 31, 2023, United used a one-year reasonable and supportable forecast period. Expected credit losses were estimated using a regression model for each segment based on historical data from peer banks combined with a third party vendor’s baseline economic forecast to predict the change in credit losses. These estimates were then combined with a starting value that was based on United’s recent charge-off experience to produce an expected default rate, with the results subject to a floor.

In the case of commercial construction, income producing CRE, owner occupied CRE, multifamily loans (included in income producing CRE) and commercial & industrial loans, at March 31, 2024, the expected default rate was adjusted by a model overlay based on expectations of future performance.

At March 31, 2024, the third party vendor’s baseline forecast was similar to the forecast at December 31, 2023. At March 31, 2024 United applied qualitative adjustments to the model output for the residential mortgage portfolio to account for the ongoing performance stability of the portfolio. United also applied qualitative adjustments to the equipment finance portfolio due to an elevated default rate that resulted from a higher level of recent charge-offs that was mostly coming from the long-haul trucking equipment segment, a small portion of the portfolio deemed not representative of the entire equipment financing portfolio.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the balance and activity in the ACL by portfolio segment for the periods indicated.

	Three Months Ended March 31, 2024
(in thousands)	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied CRE	$23,542	$(428)	$226	$(3,682)	$19,658
Income producing CRE	47,755	(229)	24	(752)	46,798
Commercial & industrial	30,890	(4,786)	880	4,874	31,858
Commercial construction	21,741	(53)	33	(1,698)	20,023
Equipment financing	33,383	(7,289)	927	12,961	39,982
Residential mortgage	28,219	(16)	32	401	28,636
Home equity	9,647	(7)	61	14	9,715
Residential construction	1,833	(133)	14	(185)	1,529
Manufactured housing	10,339	(1,607)	38	3,274	12,044
Consumer	722	(861)	266	564	691
ACL - loans	208,071	(15,409)	2,501	15,771	210,934
ACL - unfunded commitments	16,057	—	—	(2,872)	13,185
Total ACL	$224,128	$(15,409)	$2,501	$12,899	$224,119

	Three Months Ended March 31, 2023
(in thousands)	Beginning Balance	Initial ACL - PCD loans (1)	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied CRE	$19,834	$181	$(207)	$117	$906	$20,831
Income producing CRE	32,082	307	(2,781)	475	3,524	33,607
Commercial & industrial	23,504	1,358	(898)	673	3,675	28,312
Commercial construction	20,120	39	—	37	1,877	22,073
Equipment financing	23,395	—	(4,027)	652	6,175	26,195
Residential mortgage	20,809	157	(19)	106	3,029	24,082
Home equity	8,707	534	(121)	88	1,129	10,337
Residential construction	2,049	124	—	15	(145)	2,043
Manufactured housing	8,098	—	(654)	26	954	8,424
Consumer	759	4	(817)	251	433	630
ACL - loans	159,357	2,704	(9,524)	2,440	21,557	176,534
ACL - unfunded commitments	21,163	—	—	—	226	21,389
Total ACL	$180,520	$2,704	$(9,524)	$2,440	$21,783	$197,923
(1) Represents the initial ACL related to PCD loans acquired in the Progress transaction.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 7 – Derivatives and Hedging Activities

The table below presents the fair value of derivative financial instruments, which are included in other assets and other liabilities on the consolidated balance sheet, as of the dates indicated:

	March 31, 2024			December 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Derivative Asset	Derivative Liability		Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Cash flow hedge of subordinated debt	$100,000	$13,840	$—	$100,000	$13,168	$—
Cash flow hedges of trust preferred securities	20,000	—	—	20,000	—	—
Fair value hedges of AFS debt securities	649,520	—	—	655,511	—	—
Fair value hedges of loans	1,650,000	—	—	150,000	—	—
Total	2,419,520	13,840	—	925,511	13,168	—

Derivatives not designated as hedging instruments:
Customer derivative positions	1,173,714	1,358	77,635	1,177,275	3,461	68,384
Dealer offsets to customer derivative positions	1,173,714	25,588	1,337	1,197,364	23,061	4,597
Risk participations	89,811	1	6	90,597	1	8
Mortgage banking - loan commitments	67,260	1,630	—	48,452	1,089	—
Mortgage banking - forward sales commitment	105,251	89	180	81,671	20	658
Bifurcated embedded derivatives	51,935	10,696	—	51,935	9,552	—
Dealer offsets to bifurcated embedded derivatives	51,935	—	12,255	51,935	—	11,164
Total	2,713,620	39,362	91,413	2,699,229	37,184	84,811

Total derivatives	$5,133,140	$53,202	$91,413	$3,624,740	$50,352	$84,811

Total gross derivative instruments		$53,202	$91,413		$50,352	$84,811
Less: Amounts subject to master netting agreements		(1,444)	(1,444)		(4,683)	(4,683)
Less: Cash collateral received/pledged		(39,841)	(12,593)		(33,921)	(11,330)
Net amount		$11,917	$77,376		$11,748	$68,798

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

Hedging Derivatives

Cash Flow Hedges of Interest Rate Risk
As of March 31, 2024 and December 31, 2023, United utilized interest rate caps and swaps to hedge the variability of cash flows due to changes in interest rates on certain of its variable-rate subordinated debt and trust preferred securities. Gains and losses related to changes in fair value are reclassified into earnings in the periods the hedged forecasted transactions occur. Losses representing amortization of the premium recorded on cash flow hedges, which is a component excluded from the assessment of effectiveness, are recognized in earnings on a straight-line basis in the same caption as the hedged item over the term of the hedge. Over the next twelve months, United expects to reclassify $5.32 million of gains from AOCI into earnings related to these agreements.

Fair Value Hedges of Interest Rate Risk
United uses interest rate derivatives to manage its exposure to changes in fair value attributable to changes in interest rates on certain of its fixed-rate financial instruments. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives. During the first quarter of 2024, United entered into additional fair value hedges on stated amounts of closed portfolios of loans using the portfolio layer method.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The table below presents the effect of derivatives in hedging relationships, all of which are interest rate contracts, on net interest income for the periods indicated.

	Affected Income Statement Line Item Increase/(Decrease) to Earnings	Three Months Ended March 31,
(in thousands)		2024	2023
Fair value hedges:
AFS securities:
Amounts related to interest settlements on derivatives		$2,856	$—
Gain recognized on derivative		9,462	—
Loss recognized on hedged items		(9,798)	—
Net income recognized on AFS securities fair value hedges	Interest revenue- investment securities	$2,520	$—
Loans:
Amounts related to interest settlements on derivatives		1,298	—
Gain recognized on derivatives		2,158	—
Loss recognized on hedged items		(2,295)	—
Net income recognized on loan fair value hedges	Interest revenue - loans, including fees	1,161	—

Cash flow hedges:
Long-term debt (1)	Interest expense- long term debt	$1,440	$822
 (1) Includes premium amortization expense excluded from the assessment of hedge effectiveness of $118,000 and $116,000 for the three months ended March 31, 2024 and 2023, respectively.

The table below presents the carrying amount of hedged items and cumulative fair value hedging basis adjustments for the periods presented. All fair value hedges of AFS debt securities and loans at March 31, 2024 and December 31, 2023 were designated under the portfolio layer method.

(in thousands)	March 31, 2024			December 31, 2023
Balance Sheet Location	Carrying Amount	Hedge Accounting Basis Adjustment	Hedged Portfolio Layer	Carrying Amount	Hedge Accounting Basis Adjustment	Hedged Portfolio Layer
Debt securities AFS (1)	$783,148	$(14,471)	$649,520	$789,908	$(4,673)	$655,511
Loans and leases held for investment	5,408,116	(402)	1,650,000	1,017,379	1,893	150,000
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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The table below presents the gains and losses recognized in income on derivatives not designated as hedging instruments for the periods indicated.

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
(in thousands)		2024	2023
Customer derivatives and dealer offsets	Other noninterest income	$(245)	$367
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	(192)	(533)
Mortgage banking derivatives	Mortgage loan revenue	901	1,227
Risk participations	Other noninterest income	2	(12)
		$466	$1,049

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

Note 8 – Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below.

(in thousands)	March 31, 2024	December 31, 2023
Core deposit intangible	$100,694	$104,174
Less: accumulated amortization	(40,704)	(40,495)
Net core deposit intangible	59,990	63,679
Customer relationship intangible	8,400	8,400
Less: accumulated amortization	(2,104)	(1,906)
Net customer relationship intangible	6,296	6,494
Total intangibles subject to amortization, net (1)	66,286	70,173
Goodwill	921,253	919,914
Total goodwill and other intangible assets, net	$987,539	$990,087
(1) As intangible assets become fully amortized, they are excluded from balances presented.

The following is a summary of changes in the carrying amounts of goodwill:

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance, beginning of period (1)	$919,914	$751,174
Acquisitions	—	145,544
Measurement period adjustment - First Miami (2)	1,339	—
Balance, end of period (1)	$921,253	$896,718
(1) Goodwill balances are shown net of accumulated impairment losses of $306 million incurred prior to 2023.
(2) See Note 4 for further details.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The estimated aggregate amortization expense for future periods for finite-lived intangibles is as follows:

(in thousands)
Year
Remainder of 2024	$10,960
2025	12,774
2026	10,896
2027	9,018
2028	7,236
Thereafter	15,402
Total	$66,286

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

Deferred Compensation Plan Assets and Liabilities
Included in other assets in the consolidated balance sheet are assets purchased to provide returns mirroring those promised to participants in the employee deferred compensation plan. These assets are mutual funds classified as Level 1. Deferred compensation liabilities, also classified as Level 1, are carried at the fair value of the obligation to the participant, which mirrors the fair value of the invested assets and is included in other liabilities in the consolidated balance sheet. Deferred compensation plan liabilities are unsecured general obligations of United.

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

Management has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy. However, the CVAs associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. Generally, management’s assessment of the significance of the CVAs has indicated that they are not a significant input to the overall valuation of the derivatives. In cases when management’s assessment indicates that the CVA is a significant input, the related derivative is disclosed as a Level 3 value. In other cases, derivatives are categorized as Level 3 when there is not an observable forward-rate curve available for the duration of the contract.

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

(in thousands)
March 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$398,780	$—	$—	$398,780
U.S. Government agencies & GSEs	—	297,426	—	297,426
State and political subdivisions	—	163,263	—	163,263
Residential MBS	—	1,517,893	—	1,517,893
Commercial MBS	—	673,081	—	673,081
Corporate bonds	—	193,740	2,160	195,900
Asset-backed securities	—	147,056	—	147,056
Equity securities with readily determinable fair values	4,553	1,787	—	6,340
Mortgage loans held for sale	—	38,140	—	38,140
Deferred compensation plan assets	13,124	—	—	13,124
Servicing rights for SBA/USDA loans	—	—	5,507	5,507
Residential mortgage servicing rights	—	—	37,358	37,358
Derivative financial instruments	—	40,391	12,811	53,202
Total assets	$416,457	$3,072,777	$57,836	$3,547,070

Liabilities:
Deferred compensation plan liability	$13,119	$—	$—	$13,119
Derivative financial instruments	—	78,228	13,185	91,413
Total liabilities	$13,119	$78,228	$13,185	$104,532

(in thousands)
December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$387,349	$—	$—	$387,349
U.S. Government agencies & GSEs	—	267,500	—	267,500
State and political subdivisions	—	164,049	—	164,049
Residential MBS	—	1,507,598	—	1,507,598
Commercial MBS	—	641,654	—	641,654
Corporate bonds	—	199,017	2,205	201,222
Asset-backed securities	—	161,712	—	161,712
Equity securities with readily determinable fair values	5,767	1,628	—	7,395
Mortgage loans held for sale	—	33,008	—	33,008
Deferred compensation plan assets	12,791	—	—	12,791
Servicing rights for SBA/USDA loans	—	—	5,444	5,444
Residential mortgage servicing rights	—	—	35,897	35,897
Derivative financial instruments	—	39,710	10,642	50,352
Total assets	$405,907	$3,015,876	$54,188	$3,475,971

Liabilities:
Deferred compensation plan liability	$12,838	$—	$—	$12,838
Derivative financial instruments	—	73,639	11,172	84,811
Total liabilities	$12,838	$73,639	$11,172	$97,649

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table shows a reconciliation of the beginning and ending balances for the periods indicated for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values.

	2024					2023
(in thousands)	Derivative Assets	Derivative Liabilities	SBA/USDA loan servicing rights	Residential mortgage servicing rights	Corporate Bonds	Derivative Assets	Derivative Liabilities	SBA/USDA loan servicing rights	Residential mortgage servicing rights	Corporate Bonds
Three Months Ended March 31,
Beginning balance	$10,642	$11,172	$5,444	$35,897	$2,205	$11,513	$12,840	$5,188	$36,559	$2,212
Business combinations	—	—	—	—	—	—	—	95	—	—
Additions	1,466	—	170	718	—	—	3	460	632	—
Transfers from Level 2	484	925	—	—	—	—	—	—	—	—
Sales and settlements	(923)	—	(241)	(760)	—	(11)	—	(220)	(452)	—
Fair value adjustments included in OCI	—	—	—	—	(45)	—	—	—	—	15
Fair value adjustments included in earnings	1,142	1,088	134	1,503	—	(154)	(1,648)	766	(658)	—
Ending balance	$12,811	$13,185	$5,507	$37,358	$2,160	$11,348	$11,195	$6,289	$36,081	$2,227

The following table presents quantitative information about significant Level 3 inputs for fair value on a recurring basis as of the dates indicated.

Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Inputs	March 31, 2024		December 31, 2023
			Range	Weighted Average	Range	Weighted Average
SBA/USDA loan servicing rights	Discounted cash flow	Discount rate	3.6% - 25.0%	12.7%	8.4% - 25.0%	16.2%
		Prepayment rate	2.0 - 38.0	19.3	3.5 - 37.4	18.5
Residential mortgage servicing rights	Discounted cash flow	Discount rate	10.0 - 12.5	10.1	10.0 - 15.0	10.0
		Prepayment rate	6.5 - 30.0	7.9	6.5 - 29.9	8.0
Corporate bonds	Discounted cash flow	Discount rate	6.6 - 7.2	7.0	6.1 - 6.7	6.5
Derivative assets - mortgage	Internal model	Pull through rate	64.0 - 100	90.5	60.0 - 100	90.5
Derivative assets and liabilities - other	Dealer priced	Dealer priced	N/A	N/A	N/A	N/A

Fair Value Option
United generally records mortgage loans held for sale at fair value under the fair value option. Interest income on these loans is calculated based on the note rate of the loan and is recorded in interest revenue. The following tables present the fair value and outstanding principal balance of loans accounted for under the fair value option, as well as the gain or loss recognized from the change in fair value for the periods indicated.

Mortgage Loans Held for Sale
(in thousands)	March 31, 2024	December 31, 2023
Outstanding principal balance	$36,951	$31,788
Fair value	38,140	33,008

Gain (Loss) from Change in Fair Value on Mortgage Loans Held for Sale
Location	Three Months Ended March 31,
(in thousands)	2024	2023
Mortgage loan gains and other related fees	$(31)	$231

Changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of assets that were still held as of March 31, 2024 and December 31, 2023, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented.

(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2024
Loans held for investment	$—	$—	$15,579	$15,579

December 31, 2023
Loans held for investment	$—	$—	$36,984	$36,984

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

Off-balance sheet instruments (commitments to extend credit and standby letters of credit) for which draws can be reasonably predicted are generally short-term in maturity and are priced at variable rates. Therefore, the estimated fair values associated with these instruments are immaterial.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The carrying amount and fair values as of the dates indicated for other financial instruments that are not measured at fair value on a recurring basis are as follows.

		Fair Value Level
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
March 31, 2024
Assets:
HTM debt securities	$2,465,133	$17,779	$2,025,133	$—	$2,042,912
Loans and leases, net	18,163,910	—	—	17,622,063	17,622,063

Liabilities:
Deposits	23,332,009	—	23,320,033	—	23,320,033
Long-term debt	324,854	—	—	310,182	310,182

December 31, 2023
Assets:
HTM debt securities	$2,490,848	$17,950	$2,077,670	$—	$2,095,620
Loans and leases, net	18,110,684	—	—	17,585,073	17,585,073

Liabilities:
Deposits	23,310,611	—	23,305,223	—	23,305,223
Long-term debt	324,823	—	—	310,060	310,060

Note 10 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of various share-based compensation. The general terms of the plan include a vesting period (usually four years) with an exercise period not to exceed ten years. Certain options and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan document). As of March 31, 2024, the plan covered 2.13 million shares that could be issued pursuant to additional awards granted under the plan.

The table below presents restricted stock unit and option activity for the three months ended March 31, 2024.

	Restricted Stock Unit Awards			Options
	Shares	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value ($000)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2023	929,367	$28.85		406,737	$21.19
Granted	171,905	28.42		—	—
Released / Exercised	(42,467)	30.67	$1,175	(55,654)	20.32		$375
Cancelled	(55,672)	27.55		(2,353)	26.05
Outstanding at March 31, 2024	1,003,133	28.80	26,402	348,730	21.29	5.0	1,755

Vested / Exercisable at March 31, 2024	—	—		348,730	21.29	5.0	1,755
No compensation expense relating to options was included in earnings for the three months ended March 31, 2024 and 2023.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

For the three months ended March 31, 2024 and 2023, expense of $2.22 million and $2.36 million, respectively, was recognized related to restricted stock unit and performance stock unit awards granted to United employees, which was included in salaries and employee benefits expense. In addition, for the three months ended March 31, 2024 and 2023, $183,000 and $122,000, respectively, was recognized in other expense for restricted stock unit awards granted to members of United’s Board of Directors.

A deferred income tax benefit related to stock-based compensation expense of $614,000 and $634,000 was included in the determination of income tax expense for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, there was $22.3 million of unrecognized expense related to non-vested restricted stock unit and performance stock unit awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.6 years.

Note 11 – Reclassifications Out of AOCI

The following table presents the details regarding amounts reclassified out of AOCI for the periods indicated. Amounts shown in parentheses reduce earnings.

(in thousands)
Details about AOCI Components	Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
	2024	2023
Realized losses on AFS securities:
	$—	$(1,644)	Securities losses, net
	—	374	Income tax expense
	$—	$(1,270)	Net of tax

Amortization of unrealized losses on HTM securities transferred from AFS:
	$(2,063)	$(2,968)	Investment securities interest revenue
	493	720	Income tax expense
	$(1,570)	$(2,248)	Net of tax

Reclassifications related to derivative instruments accounted for as cash flow hedges:
Interest rate contracts	$1,440	$822	Long-term debt interest expense
	(368)	(210)	Income tax expense
	$1,072	$612	Net of tax

Amortization of defined benefit pension plan net periodic pension cost components:
Prior service cost	$(44)	$(61)	Salaries and employee benefits expense
	11	16	Income tax expense
	$(33)	$(45)	Net of tax

Total reclassifications for the period	$(531)	$(2,951)	Net of tax

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Net income	$62,631	$62,300
Dividends on preferred stock	(1,573)	(1,719)
Earnings allocated to participating securities	(345)	(339)
Net income available to common shareholders	$60,713	$60,242

Weighted average shares outstanding:
Basic	119,662	115,451
Effect of dilutive securities:
Stock options	81	233
Restricted stock units	—	31
Diluted	119,743	115,715

Net income per common share:
Basic	$0.51	$0.52
Diluted	$0.51	$0.52

At March 31, 2024, United excluded from the computation of earnings per share 984 potentially dilutive shares of common stock issuable upon exercise of stock options because of their antidilutive effect. At March 31, 2023, United had no potentially dilutive instruments outstanding that were not included in the computation.

Note 13 – Regulatory Matters

As of March 31, 2024, United and the Bank were categorized as well-capitalized under the regulatory requirements in effect at that time. To be categorized as well-capitalized, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at the time, as set forth in the table below, and have met certain other requirements. Management believes that United and the Bank exceeded all well-capitalized requirements at March 31, 2024, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.

Regulatory capital ratios at March 31, 2024 and December 31, 2023, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under regulatory requirements in effect at such times, are presented below for United and the Bank:

			United Community Banks, Inc. (Consolidated)		United Community Bank
(dollars in thousands)	Minimum (1)	Well- Capitalized	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Risk-based ratios:
CET1 capital	4.5%	6.5%	12.39%	12.16%	12.60%	12.22%
Tier 1 capital	6.0	8.0	12.83	12.60	12.60	12.22
Total capital	8.0	10.0	14.64	14.49	13.63	13.23
Leverage ratio	4.0	5.0	9.69	9.47	9.50	9.17

CET1 capital			$2,468,825	$2,432,518	$2,502,765	$2,435,962
Tier 1 capital			2,557,091	2,520,784	2,502,765	2,435,962
Total capital			2,917,664	2,898,474	2,707,793	2,638,009
Risk-weighted assets			19,933,869	20,007,236	19,861,459	19,933,429
Average total assets for the leverage ratio			26,400,773	26,621,561	26,351,912	26,563,946
(1) As of March 31, 2024 and December 31, 2023 the additional capital conservation buffer in effect was 2.50%

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

The following table summarizes the contractual amount of off-balance sheet instruments as of the dates indicated.

(in thousands)	March 31, 2024	December 31, 2023
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$4,075,892	$4,305,483
Letters of credit	66,587	61,808

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

The following table summarizes, as of the dates indicated, tax credit and certain equity method investments:

(in thousands)	Balance Sheet Location	March 31, 2024	December 31, 2023
Investments in LIHTC:
Carrying amount	Other assets	$57,728	$48,867
Amount of future funding commitments included in carrying amount	Other liabilities	22,178	14,176
Lending exposure	Loans and leases held for investment	11,691	803
Renewable energy investments:
Carrying amount	Other assets	4,594	18,631
Amount of future funding commitments (1)	N/A	14,406	14,406
Fintech funds and certain other equity method investments:
Carrying amount	Other assets	34,401	33,720
Amount of future funding commitments not included in carrying amount	N/A	28,313	25,008
(1) Starting in 2024, United no longer records future funding commitments related to its renewable energy investments on the balance sheet. Prior to 2024, these commitments were included in other liabilities.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents a summary of tax credits and amortization expense associated with the United’s tax credit investment activity. Activity related to renewable energy investments was not material to the financials for the period presented.

(dollars in thousands)	Income Statement Location	Three Months Ended March 31, 2024
Investments in LIHTC:
Income tax credits and other income tax benefits	Income tax expense	$(1,996)
Amortization expense	Income tax expense	1,831

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at March 31, 2024 and December 31, 2023 and our results of operations for the three months ended March 31, 2024 and 2023. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. The following discussion and analysis should be read along with our consolidated financial statements and related notes included in Part I - Item 1 of this Report, “Cautionary Note Regarding Forward-Looking Statements” and the risk factors discussed in our 2023 10-K and the other reports we have filed with the SEC after we filed the 2023 10-K.

Unless the context otherwise requires, the terms “we,” “our,” “us” refer to United on a consolidated basis.

Overview

We offer a wide array of commercial and consumer banking services and investment advisory services through a 205 branch network throughout Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama. We have grown organically as well as through strategic acquisitions. At March 31, 2024, we had consolidated total assets of $27.4 billion and 3,071 full-time equivalent employees.

Results of Operations
We reported net income and diluted earnings per common share of $62.6 million and $0.51, respectively, for the first quarter of 2024. This compared to net income and diluted earnings per common share of $62.3 million and $0.52, respectively, for the same period in 2023.

Net interest revenue decreased to $199 million for the first quarter of 2024, compared to $211 million for the first quarter of 2023. The decrease was mostly driven by an increase in deposit interest expense that exceeded the increase in interest revenue from interest-earning assets. The combination of strong interest-bearing deposit growth, both organic and from the acquisition of First Miami, and higher rates paid on deposits contributed to an increase in deposit interest expense of $75.9 million. Interest revenue on interest-earning assets increased $57.2 million due to loan growth, including loans acquired from First Miami, and higher average interest rates earned on our loan and securities portfolios. In addition, decreased utilization of more costly wholesale borrowings also partially offset the increase in deposit interest expense. The net interest margin decreased to 3.20% for the three months ended March 31, 2024 from 3.61% for the same period in 2023 primarily due to the steeper increase in interest rates paid on deposits compared to the increase in interest rates earned on loans and securities.

We recorded a provision for credit losses of $12.9 million and $21.8 million for the first quarters of 2024 and 2023, respectively. Provision expense for the first quarter of 2023 included initial provisions for credit losses on non-PCD loans and unfunded commitments acquired from Progress of $10.4 million. We recognized higher net charge-offs for the first quarter of 2024 of $12.9 million compared to $7.08 million for the same period in 2023, which contributed to the increase in non-acquisition-related provision for credit losses for the first quarter of 2024.

Noninterest income of $39.6 million for the first quarter of 2024 was up $9.38 million, or 31%, from the first quarter of 2023, primarily driven by a $2.99 million increase in mortgage loan gains and related fees, a lease termination gain of $2.40 million recorded in other noninterest income, and death benefits on BOLI policies recognized during the period. The increase in mortgage gains and related fees was primarily due to a $1.50 million positive fair value adjustment on our mortgage servicing asset and higher gains on sales of mortgage loans.

For the first quarter of 2024, noninterest expenses of $145 million increased by $5.20 million compared to the same period of 2023. The increase was largely driven by a $6.29 million increase in salaries and employee benefits and an increase in FDIC assessment and other regulatory charges of $3.57 million. Salaries and benefits increased due to several factors, including the addition of First Miami employees, lower deferred origination costs and higher deferred compensation plan expense. During the first quarter of 2024, we recognized an additional $2.50 million in FDIC assessment expense to increase our accrual for our estimated share of the FDIC special assessment. These increases were partially offset by a $6.54 million decrease in merger-related and other charges due to lack of acquisition activity in the first quarter of 2024 compared to the first quarter of 2023 including the completion of the Progress acquisition.

Results for the first quarter of 2024 are discussed in further detail throughout the following sections of MD&A.

Critical Accounting Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Our accounting and reporting estimates are in accordance with GAAP and conform to general practices within the banking industry. Estimates that are susceptible to significant changes include accounting for the ACL and fair value measurements, both of which require significant judgments by management. Actual results could differ significantly from those estimates. Also, different assumptions in the application of these accounting estimates could result in material changes in our consolidated financial position or consolidated results of operations. Our critical accounting estimates are discussed in MD&A in our 2023 10-K.

Non-GAAP Reconciliation and Explanation

This Report contains financial information determined by methods other than in accordance with GAAP. Such non-GAAP financial information includes the following measures: “tangible book value per common share,” and “tangible common equity to tangible assets.” In addition, management presents non-GAAP operating performance measures, which exclude merger-related and other items that are not part of our ongoing business operations. Operating performance measures include “net income – operating,” “diluted income per common share – operating,” “return on common equity – operating,” “return on tangible common equity – operating,” “return on assets – operating” and “efficiency ratio – operating.” We have developed internal policies and procedures to accurately capture and account for merger-related and other charges and those charges are reviewed with the Audit Committee of our Board each quarter. We use these non-GAAP measures because we believe they provide useful supplemental information for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. We believe these non-GAAP measures may also provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as a comparison to financial results for prior periods. Nevertheless, non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. These non-GAAP measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP. In addition, because non-GAAP measures are not standardized, it may not be possible to compare our non-GAAP measures to similarly titled measures used by other companies. To the extent applicable, reconciliations of these non-GAAP measures to the most directly comparable measures as reported in accordance with GAAP are included in Table 1 of MD&A.

UNITED COMMUNITY BANKS, INC.
Table 1 - Financial Highlights
(in thousands, except per share data)
	2024	2023				First Quarter 2024 - 2023 Change
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
INCOME SUMMARY
Interest revenue	$336,728	$338,698	$323,147	$295,775	$279,487
Interest expense	137,579	135,245	120,591	95,489	68,017
Net interest revenue	199,149	203,453	202,556	200,286	211,470	(6)%
Provision for credit losses	12,899	14,626	30,268	22,753	21,783
Noninterest income	39,587	(23,090)	31,977	36,387	30,209	31
Total revenue	225,837	165,737	204,265	213,920	219,896	3
Noninterest expenses	145,002	154,587	144,474	132,407	139,805	4
Income before income tax expense	80,835	11,150	59,791	81,513	80,091	1
Income tax expense	18,204	(2,940)	11,925	18,225	17,791	2
Net income	62,631	14,090	47,866	63,288	62,300	1
Non-operating items	2,187	67,450	9,168	3,645	8,631
Income tax benefit of non-operating items	(493)	(16,714)	(2,000)	(820)	(1,955)
Net income - operating (1)	$64,325	$64,826	$55,034	$66,113	$68,976	(7)

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$0.51	$0.11	$0.39	$0.53	$0.52	(2)
Diluted net income - operating (1)	0.52	0.53	0.45	0.55	0.58	(10)
Cash dividends declared	0.23	0.23	0.23	0.23	0.23	—
Book value	26.83	26.52	25.87	25.98	25.76	4
Tangible book value (3)	18.71	18.39	17.70	17.83	17.59	6
Key performance ratios:
Return on common equity - GAAP (2)(4)	7.14%	1.44%	5.32%	7.47%	7.34%
Return on common equity - operating (1)(2)(4)	7.34	7.27	6.14	7.82	8.15
Return on tangible common equity - operating (1)(2)(3)(4)	10.68	10.58	9.03	11.35	11.63
Return on assets - GAAP (4)	0.90	0.18	0.68	0.95	0.95
Return on assets - operating (1)(4)	0.93	0.92	0.79	1.00	1.06
Net interest margin (FTE) (4)	3.20	3.19	3.24	3.37	3.61
Efficiency ratio - GAAP	60.47	66.33	61.32	55.71	57.20
Efficiency ratio - operating (1)	59.15	59.57	57.43	54.17	53.67
Equity to total assets	12.06	11.95	11.85	11.89	11.90
Tangible common equity to tangible assets (3)	8.49	8.36	8.18	8.21	8.17

ASSET QUALITY
NPAs	$107,230	$92,877	$90,883	$103,737	$73,403	46
ACL - loans	210,934	208,071	201,557	190,705	176,534	19
Net charge-offs	12,908	10,122	26,638	8,399	7,084
ACL - loans to loans	1.15%	1.14%	1.11%	1.10%	1.03%
Net charge-offs to average loans (4)	0.28	0.22	0.59	0.20	0.17
NPAs to total assets	0.39	0.34	0.34	0.40	0.28

AT PERIOD END ($ in millions)
Loans	$18,375	$18,319	$18,203	$17,395	$17,125	7
Investment securities	5,859	5,822	5,701	5,914	5,915	(1)
Total assets	27,365	27,297	26,869	26,120	25,872	6
Deposits	23,332	23,311	22,858	22,252	22,005	6
Shareholders’ equity	3,300	3,262	3,184	3,106	3,078	7
Common shares outstanding (thousands)	119,137	119,010	118,976	115,266	115,152	3
(1)Excludes non-operating items as detailed on Non-GAAP Performance Measures Reconciliation on next page. (2) Net income less preferred stock dividends, divided by average realized common equity, which excludes AOCI. (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Financial Highlights
Non-GAAP Performance Measures Reconciliation
(in thousands, except per share data)	2024	2023
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Net income to operating income reconciliation
Net income (GAAP)	$62,631	$14,090	$47,866	$63,288	$62,300
Bond portfolio restructuring loss	—	51,689	—	—	—
Gain on lease termination	(2,400)	—	—	—	—
FDIC special assessment	2,500	9,995	—	—	—
Merger-related and other charges	2,087	5,766	9,168	3,645	8,631
Income tax benefit of non-operating items	(493)	(16,714)	(2,000)	(820)	(1,955)
Net income - operating	$64,325	$64,826	$55,034	$66,113	$68,976

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$0.51	$0.11	$0.39	$0.53	$0.52
Bond portfolio restructuring loss	—	0.32	—	—	—
Gain on lease termination	(0.02)	—	—	—	—
FDIC special assessment	0.02	0.06	—	—	—
Merger-related and other charges	0.01	0.04	0.06	0.02	0.06
Diluted income per common share - operating	$0.52	$0.53	$0.45	$0.55	$0.58

Book value per common share reconciliation
Book value per common share (GAAP)	$26.83	$26.52	$25.87	$25.98	$25.76
Effect of goodwill and other intangibles	(8.12)	(8.13)	(8.17)	(8.15)	(8.17)
Tangible book value per common share	$18.71	$18.39	$17.70	$17.83	$17.59

Return on tangible common equity reconciliation
Return on common equity (GAAP)	7.14%	1.44%	5.32%	7.47%	7.34%
Bond portfolio restructuring loss	—	4.47	—	—	—
Gain on lease termination	(0.22)	—	—	—	—
FDIC special assessment	0.23	0.86	—	—	—
Merger-related and other charges	0.19	0.50	0.82	0.35	0.81
Return on common equity - operating	7.34	7.27	6.14	7.82	8.15
Effect of goodwill and other intangibles	3.34	3.31	2.89	3.53	3.48
Return on tangible common equity - operating	10.68%	10.58%	9.03%	11.35%	11.63%

Return on assets reconciliation
Return on assets (GAAP)	0.90%	0.18%	0.68%	0.95%	0.95%
Bond portfolio restructuring loss	—	0.57	—	—	—
Gain on lease termination	(0.03)	—	—	—	—
FDIC special assessment	0.03	0.11	—	—	—
Merger-related and other charges	0.03	0.06	0.11	0.05	0.11
Return on assets - operating	0.93%	0.92%	0.79%	1.00%	1.06%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	60.47%	66.33%	61.32%	55.71%	57.20%
Gain on lease termination	0.60	—	—	—	—
FDIC special assessment	(1.05)	(4.29)	—	—	—
Merger-related and other charges	(0.87)	(2.47)	(3.89)	(1.54)	(3.53)
Efficiency ratio - operating	59.15%	59.57%	57.43%	54.17%	53.67%

Tangible common equity to tangible assets reconciliation
Equity to total assets (GAAP)	12.06%	11.95%	11.85%	11.89%	11.90%
Effect of goodwill and other intangibles	(3.25)	(3.27)	(3.33)	(3.31)	(3.36)
Effect of preferred equity	(0.32)	(0.32)	(0.34)	(0.37)	(0.37)
Tangible common equity to tangible assets	8.49%	8.36%	8.18%	8.21%	8.17%

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

The following discussion provides additional details on the daily average balances and net interest revenue for the periods presented. The tables that follow indicate the relationship between interest revenue and expense and the daily average amounts of assets and liabilities, which provides further insight into net interest spread and net interest margin for the periods indicated.

Net interest revenue for the first quarters of 2024 and 2023 was $199 million and $211 million, respectively. FTE net interest revenue for the first quarter of 2024 was $200 million, representing a decrease of $12.4 million, or 6%, from the same period in 2023. The net interest spreads for the first quarters of 2024 and 2023 were 2.16% and 2.87%, respectively. The net interest margins for the first quarters of 2024 and 2023 were 3.20% and 3.61%, respectively.

The decrease in FTE net interest revenue was primarily driven by average interest-bearing deposits, due to a combination of growth in our deposit base and an increase in the average rate paid on those deposits. The average daily balance of interest-bearing deposits increased $3.09 billion compared to the first quarter of 2023 and the average rate paid on those deposits increased 150 basis points, resulting in a $75.9 million increase in deposit interest expense. The growth in interest-bearing deposits is partially attributable to the addition of deposits acquired in the First Miami transaction, in addition to organic growth. We have continued to attract and retain deposits by remaining competitive with our interest rate offerings, which has increased our average rate paid on deposits. The growth in our deposit base has allowed us to reduce our utilization of more costly short-term borrowings and FHLB advances, as the average balances of these combined decreased $561 million compared to the first quarter of 2023 resulting in a reduction in interest expense on these types of borrowings of $6.26 million.

The increase in loan interest revenue of $47.4 million partially offsets the increase in interest expense paid on deposits. Growth in our average loans of $1.40 billion and an increase in the yield on the loan portfolio of 56 basis points drove the increase in loan interest revenue. Approximately $594 million of the increase in average loans was provided by the addition of the First Miami loan portfolio, while the remaining represented organic growth. The yield on the loan portfolio increased to 6.24% due to rising interest rates and $1.16 million in earnings from recent fair value hedges of loans, which were entered into during the fourth quarter of 2023 and the first quarter of 2024. Loan interest revenue for the first quarters of 2024 and 2023 included $4.65 million and $4.76 million, respectively, of discount accretion on loans received through business combinations. Additionally, despite a decrease in the average balance of securities, FTE interest revenue on securities increased $6.32 million compared to the same period of last year, driven by an increase in the average interest rate earned on securities of 41 basis points. The increase in yield is mostly attributable to rising interest rates, the bond portfolio restructuring we completed in the fourth quarter of 2023 and the earnings from the fair value hedges of certain AFS securities of $2.52 million, which we entered into during the second quarter of 2023.

The decrease in net interest margin and net interest spread for the first quarter of 2024 compared to the first quarter of 2023 was driven by a steeper increase in average rates paid on deposits compared to the increase in rates earned on loans and securities. In addition, strong interest-bearing deposit growth contributed to the increase in interest expense, decreasing our net interest revenue and contributing to net interest margin compression.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended March 31,
(dollars in thousands, (FTE))

	2024			2023
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$18,299,739	$283,960	6.24%	$16,897,372	$236,530	5.68%
Taxable securities (3)	5,828,391	44,715	3.07	6,059,323	37,876	2.50
Tax-exempt securities (FTE) (1)(3)	366,350	2,311	2.52	422,583	2,834	2.68
Federal funds sold and other interest-earning assets	674,594	6,805	4.06	472,325	3,352	2.88
Total interest-earning assets (FTE)	25,169,074	337,791	5.39	23,851,603	280,592	4.76

Noninterest-earning assets:
Allowance for credit losses	(212,996)			(167,584)
Cash and due from banks	221,203			271,210
Premises and equipment	386,021			329,135
Other assets (3)	1,618,315			1,484,936
Total assets	$27,181,617			$25,769,300

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$6,078,090	46,211	3.06	$4,499,907	17,599	1.59
Money market	5,864,217	50,478	3.46	5,223,267	25,066	1.95
Savings	1,192,828	706	0.24	1,416,931	538	0.15
Time	3,596,486	35,944	4.02	2,348,588	12,313	2.13
Brokered time deposits	50,343	445	3.56	208,215	2,345	4.57
Total interest-bearing deposits	16,781,964	133,784	3.21	13,696,908	57,861	1.71
Federal funds purchased and other borrowings	13	—	—	107,955	1,148	4.31
Federal Home Loan Bank advances	4	—	—	453,056	5,112	4.58
Long-term debt	324,838	3,795	4.70	324,701	3,896	4.87
Total borrowed funds	324,855	3,795	4.70	885,712	10,156	4.65
Total interest-bearing liabilities	17,106,819	137,579	3.23	14,582,620	68,017	1.89

Noninterest-bearing liabilities:
Noninterest-bearing deposits	6,398,079			7,697,844
Other liabilities	390,451			357,367
Total liabilities	23,895,349			22,637,831
Shareholders' equity	3,286,268			3,131,469
Total liabilities and shareholders' equity	$27,181,617			$25,769,300

Net interest revenue (FTE)		$200,212			$212,575
Net interest-rate spread (FTE)			2.16%			2.87%
Net interest margin (FTE) (4)			3.20%			3.61%

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
(3)Unrealized losses on securities, including those related to the transfer from AFS to HTM, have been reclassified to other assets. Pretax unrealized losses of $322 million in 2024 and $419 million in 2023 are included in other assets for purposes of this presentation.
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

Table 3 - Change in Interest Revenue and Expense on a Taxable Equivalent Basis
(in thousands)

	Three Months Ended March 31, 2024
	Compared to 2023 Increase (Decrease) Due to Changes in
	Volume	Rate	Total
Interest-earning assets:
Loans (FTE)	$20,554	$26,876	$47,430
Taxable securities	(1,491)	8,330	6,839
Tax-exempt securities (FTE)	(362)	(161)	(523)
Federal funds sold and other interest-earning assets	1,765	1,688	3,453
Total interest-earning assets (FTE)	20,466	36,733	57,199

Interest-bearing liabilities:
NOW and interest-bearing demand accounts	7,751	20,861	28,612
Money market accounts	3,403	22,009	25,412
Savings deposits	(96)	264	168
Time deposits	8,734	14,897	23,631
Brokered time deposits	(1,480)	(420)	(1,900)
Total interest-bearing deposits	18,312	57,611	75,923

Federal funds purchased & other borrowings	(1,148)	—	(1,148)
FHLB advances	(5,112)	—	(5,112)
Long-term debt	2	(103)	(101)
Total borrowed funds	(6,258)	(103)	(6,361)
Total interest-bearing liabilities	12,054	57,508	69,562

Change in net interest revenue (FTE)	$8,412	$(20,775)	$(12,363)

Provision for Credit Losses

The ACL represents management’s estimate of life of loan credit losses in the loan portfolio and unfunded loan commitments. Management’s estimate of credit losses under CECL is determined using a model that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the ACL and resulting provision for credit losses. The provision for credit losses recorded in each period was the amount determined by management such that the total ACL reflected the appropriate balance of expected life of loan losses.

We recorded a provision for credit losses of $12.9 million for the three months ended March 31, 2024, compared to $21.8 million for the same period of 2023. The provision recorded for the first quarter of 2023 included the initial provision for credit losses on Progress non-PCD loans and unfunded commitments of $10.4 million. Excluding the provision for credit losses for the initial non-PCD ACL for Progress recorded in the first quarter of 2023, provision expense for the first quarter of 2024 increased $1.56 million compared to the same period of 2023. The increase was driven by an increase in net charge-offs of $5.82 million, partially offset by slower loan growth and a decline in unfunded commitments during the quarter. See Table 11 in MD&A for further detail on net charge-offs.

Additional discussion on credit quality and the ACL is included in the “Asset Quality and Risk Elements” section of MD&A in this Report.

Noninterest Income

The following table presents the components of noninterest income for the periods indicated.

Table 4 - Noninterest Income
(in thousands)

	Three Months Ended March 31,		Change
	2024	2023	Amount	Percent
Service charges and fees:
Overdraft fees	$3,000	$2,492	$508	20%
ATM and debit card fees	3,505	3,775	(270)	(7)
Other service charges and fees	2,759	2,432	327	13
Total service charges and fees	9,264	8,699	565	6
Mortgage loan gains and related fees	7,511	4,521	2,990	66
Wealth management fees	6,313	5,724	589	10
Gains on sales of other loans	1,537	1,916	(379)	(20)
Lending and loan servicing fees	4,210	4,016	194	5
Securities losses, net	—	(1,644)	1,644
Other noninterest income:
Customer derivative fees	239	355	(116)	(33)
Other investment gains	1,103	1,064	39
BOLI	2,895	1,615	1,280	79
Treasury management income	1,497	1,104	393	36
Other	5,018	2,839	2,179	77
Total other noninterest income	10,752	6,977	3,775	54
Total noninterest income	$39,587	$30,209	$9,378	31

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

The increase in mortgage loan gains and related fees was primarily a result of higher gains on mortgage sales and positive fair value adjustments to our mortgage servicing asset. The increase in gains on sales was a result of our decision to sell more of our mortgage loan production compared to the same period of 2023, designating approximately 67% of mortgage production held for sale compared to 41% during the first quarter of 2023. In addition, during the first quarter of 2024, we recorded a $1.50 million positive fair value adjustment to the mortgage servicing rights asset, compared to an $1.10 million negative fair value adjustment during the first quarter of 2023. These increases were partially offset by a decrease in mortgage rate lock volume as shown in the table below.

Table 5 - Mortgage Loan Metrics
(dollars in thousands)
	Three Months Ended March 31,
	2024	2023	% Change
Mortgage rate locks	$259,577	$334,697	(22)%
# of mortgage rate locks	791	923	(14)

Mortgage loans sold	$125,939	$79,279	59
# of mortgage loans sold	405	295	37

Mortgage loans originated:
Purchases	$148,225	$192,693	(23)
Refinances	22,760	31,852	(29)
Total	$170,985	$224,545	(24)

# of mortgage loans originated	504	617	(18)

The increase in wealth management fees is mostly attributable to the addition of First Miami’s assets under management. Our total assets under management and advisement as of March 31, 2024 totaled $5.39 billion.

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

Table 6 - Other Loan Sales
(in thousands)
	Three Months Ended March 31,
	2024		2023
	Loans Sold	Gain	Loans Sold	Gain
Guaranteed portion of SBA/USDA loans	$9,388	$641	$21,770	$1,523
Equipment financing receivables	28,323	896	18,703	393
Total	$37,711	$1,537	$40,473	$1,916

Significant changes in other noninterest income include:

•The increase in BOLI income is primarily a result of death benefits realized during the first quarter of 2024.
•Other noninterest income increased mostly due to a lease termination gain of $2.40 million as result of our exiting one of our corporate offices.

Noninterest Expenses

The following table presents the components of noninterest expenses for the periods indicated.

Table 7 - Noninterest Expenses
(in thousands)

	Three Months Ended March 31,		Change
	2024	2023	Amount	Percent
Salaries and employee benefits	$84,985	$78,698	$6,287	8%
Communications and equipment	11,920	10,008	1,912	19
Occupancy	11,099	9,889	1,210	12
Advertising and public relations	1,901	2,349	(448)	(19)
Postage, printing and supplies	2,648	2,537	111	4
Professional fees	5,988	6,072	(84)	(1)
Lending and loan servicing expense	1,827	2,319	(492)	(21)
Outside services - electronic banking	2,918	3,425	(507)	(15)
FDIC assessments and other regulatory charges	7,566	4,001	3,565	89
Amortization of intangibles	3,887	3,528	359	10
Merger-related and other charges	2,087	8,631	(6,544)	(76)
Other	8,176	8,348	(172)	(2)
Total noninterest expenses	$145,002	$139,805	$5,197	4

The increase in salaries and employee benefits for the first quarter of 2024 compared to the same period of 2023 was driven by several factors, including the inclusion of First Miami employees, higher deferred compensation plan expense, an increase in bonus expense and lower deferred origination costs partly driven by lower mortgage production. In addition, merit increases, which included annual increases that went into effect for all employees on April 1, 2023 also contributed to the rise in salaries and employee benefits expense. These increases were offset by decreases in commissions and incentive pay. Full time equivalent headcount totaled 3,071 at March 31, 2024, up from 3,052 at March 31, 2023.

Communications and equipment expense increased primarily driven by incremental software contract costs and the growth in our network with the addition of recent acquisitions.

Approximately half of the increase in occupancy costs for the first quarter of 2024 compared to the same period of 2023 was attributable to the additional branches acquired in the First Miami transaction. The remaining increase was attributable to higher repairs and maintenance costs and depreciation expense.

During the first quarter of 2024, upon receipt of notification from the FDIC of an upward adjustment to the original special assessment, we recorded an additional $2.50 million in expense related to our estimate of the FDIC special assessment. The special assessment was implemented in the fourth quarter of 2023 as part of the FDIC’s efforts to recover losses resulting from the bank failures that occurred in early 2023.

Merger-related and other charges for the first quarter of 2024 primarily consisted of costs associated with our rebranding, branch closure costs, and expenses related to the First Miami acquisition. Merger-related and other charges for the first quarter of 2023 were primarily related to the acquisition of Progress.

Balance Sheet Review

Total assets at March 31, 2024 and December 31, 2023 were $27.4 billion and $27.3 billion, respectively. Total liabilities at March 31, 2024 and December 31, 2023 were $24.1 billion and $24.0 billion, respectively. Shareholders’ equity totaled $3.30 billion and $3.26 billion at March 31, 2024 and December 31, 2023, respectively.

Loans

Our loan portfolio is our largest category of interest-earning assets. The following table presents a summary of the loan portfolio by loan type as of March 31, 2024, of which approximately 76% was secured by real estate. During 2023, we ceased originating new manufactured housing loans.

Table 8 - Loan Portfolio Composition
As of March 31, 2024

Consumer 1%
Owner occupied commercial real estate 18%
Manufactured housing 2%
Residential construction 1%
Home equity 5%
Income producing commercial real estate 23%
Residential mortgage 18%
Commercial & industrial 13%
Equipment financing 8%
Commercial construction 11%

Table 9 - CRE - Income Producing Portfolio Composition
As of March 31, 2024

Our office income producing CRE portfolio totaled $757 million as of March 31, 2024. The average loan within this category was $1.30 million and the largest loan was $12.3 million. Senior care loans, which we no longer originate, totaled $335 million at March 31, 2024.

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

The ACL reflects our assessment of the life of loan expected credit losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment and is subject to change in future periods. The amount of any changes could be significant if our assessment of loan quality or collateral values changes substantially with respect to one or more loan relationships or portfolios. The allocation of the ACL is based on reasonable and supportable forecasts, historical data, subjective judgment and estimates and therefore, is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. See the Critical Accounting Estimates section of MD&A in our 2023 10-K for additional information on the ACL.

The total ACL for loans at March 31, 2024 was relatively unchanged compared to December 31, 2023 mostly driven by slower loan growth in the first quarter of 2024. Within the loan portfolio, however, there were increases in the ACL for equipment financing and manufactured housing loans, partially offset by a decrease in the ACL for owner occupied CRE loans. The increase in the ACL for manufactured housing resulted from an increase in the loss-given-default model assumption for this portfolio driven by recent history, while the increase in the ACL for equipment finance loan was driven mostly by loan growth. The decrease in the ACL for owner occupied CRE loans is attributable to a CECL model overlay applied to this portfolio to adjust the expected default rate based on expectations of future performance. Our ACL for unfunded commitments decreased mostly due to a decrease in our construction commitments.

Table 10 - Allocation of ACL
(in thousands)

	March 31, 2024		December 31, 2023
	ACL	% of loans in each category to total loans	ACL	% of loans in each category to total loans
Owner occupied CRE	$19,658	18	$23,542	18
Income producing CRE	46,798	23	47,755	23
Commercial & industrial	31,858	13	30,890	13
Commercial construction	20,023	11	21,741	10
Equipment financing	39,982	8	33,383	9
Total commercial	158,319	73	157,311	73
Residential mortgage	28,636	18	28,219	17
Home equity	9,715	5	9,647	5
Residential construction	1,529	1	1,833	2
Manufactured housing	12,044	2	10,339	2
Consumer	691	1	722	1
Total ACL - loans	210,934	100	208,071	100
ACL - unfunded commitments	13,185		16,057
Total ACL	$224,119		$224,128

ACL - loans as a percentage of total loans	1.15%		1.14%
ACL - loans as a percentage of nonaccrual loans	201		227

The following table presents a summary of net charge-offs to average loans for the periods indicated.

Table 11 - Net Charge-offs to Average Loans
(in thousands)

	Three Months Ended March 31,
	2024	2023

Net charge-offs (recoveries)
Owner occupied CRE	$202	$90
Income producing CRE	205	2,306
Commercial & industrial	3,906	225
Commercial construction	20	(37)
Equipment financing	6,362	3,375
Residential mortgage	(16)	(87)
Home equity	(54)	33
Residential construction	119	(15)
Manufactured housing	1,569	628
Consumer	595	566
Total net charge-offs	$12,908	$7,084

Average loans
Owner occupied CRE	$3,278,673	$3,058,802
Income producing CRE	4,224,227	3,577,883
Commercial & industrial	2,401,573	2,443,581
Commercial construction	1,892,917	1,771,940
Equipment financing	1,539,483	1,468,538
Residential mortgage	3,211,015	2,660,345
Home equity	961,520	926,806
Residential construction	278,745	486,686
Manufactured housing	331,442	334,754
Consumer	180,144	168,037
Total average loans	$18,299,739	$16,897,372

Net charge-offs to average loans (1)
Owner occupied CRE	0.02%	0.01%
Income producing CRE	0.02	0.26
Commercial & industrial	0.65	0.04
Commercial construction	—	(0.01)
Equipment financing	1.66	0.93
Residential mortgage	—	(0.01)
Home equity	(0.02)	0.01
Residential construction	0.17	(0.01)
Manufactured housing	1.90	0.76
Consumer	1.33	1.37
Total	0.28	0.17
(1) Annualized.

The increase in net charge-offs for the first quarter of 2024 compared to the same period of 2023 was primarily driven by increases in charge-offs in the equipment finance, commercial and industrial and manufactured housing portfolios. During the first quarter of 2024, we continued to have elevated equipment finance charge-offs related to loans to borrowers in the long-haul trucking industry. The long-haul trucking equipment segment comprising a small portion of the portfolio is deemed not representative of the entire equipment financing portfolio. The increase in net commercial and industrial loans was primarily driven by a small population of larger charge-offs. Manufactured housing loans are higher risk and higher yielding loans, that are more sensitive to economic conditions such as inflation and rising interest rates, which contributed to the increase in charge-offs compared to the same period last year.

Nonperforming Assets

The table below summarizes NPAs for the periods indicated. NPAs include nonaccrual loans, OREO and repossessed assets. The increase in nonaccrual loans since December 31, 2023 was primarily driven by loans that moved to nonaccrual status during the quarter mostly in the commercial and industrial, equipment financing and manufactured housing loan portfolios. These additions contributed $8.17 million, $7.16 million and $6.82 million of the increase, respectively. These additions were partially offset by reductions in nonaccrual loans resulting from repayments, payoffs, and charge-offs as well as loans returning to accrual status.

Table 12 - NPAs
(in thousands)

	March 31, 2024	December 31, 2023
Nonaccrual loans	104,969	91,687
OREO and repossessed assets	2,261	1,190
Total NPAs	$107,230	$92,877

Nonaccrual loans as a percentage of total loans	0.57%	0.50%
NPAs as a percentage of total assets	0.39	0.34

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

Investment Securities

The composition of the investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowings. The table below summarizes the carrying value of our securities portfolio and other relevant portfolio metrics including weighted-average life and effective duration as of the dates presented. Effective duration represents the expected change in the price of a security when rates change by 100 basis points.

Table 13 - Investment Securities
As of March 31, 2024
(in thousands)

	March 31, 2024		December 31, 2023
	Carrying Value	% of portfolio	Carrying Value	% of portfolio	$ Change
AFS	$3,393,399	58%	$3,331,084	57%	$62,315
HTM	2,465,133	42%	2,490,848	43%	(25,715)
Total investment securities	$5,858,532		$5,821,932		$36,600

Investment securities as a % of total assets	21%		21%
Weighted average life	6.2 years		6.2 years
Swap adjusted effective duration	4.1%		4.0%
Effective duration	4.5%		4.4%
In 2023, we entered into fair value hedges on a portion of our AFS securities portfolio in order to mitigate the impact of any potential future unrealized losses on our tangible common equity. Gains and losses related to the hedge and hedged item are reflected in investment securities interest income. The changes in the fair value of the hedge and the hedged item substantially offset each other. See Note 7 to the financial statements for further detail.

Table 14 - Investment Securities Portfolio Composition
As of March 31, 2024
(in thousands)

Commercial MBS, 23%
Corporate bonds, 3%
Asset-backed securities, 3%
Supranational entities, < 1 %
U.S. Treasuries, 7%
U.S. Government agencies & GSEs, 7%
State and political subdivisions, 8%
Residential MBS, 49%

At March 31, 2024, HTM debt securities had a fair value of $2.04 billion, indicating net unrealized losses of $422 million. Additional unrealized losses on HTM debt securities of $66.1 million (pre-tax) were included in AOCI as a result of the transfer of AFS debt securities to HTM in 2022. Unrealized losses were primarily attributable to changes in interest rates.
In accordance with CECL, our HTM debt securities portfolio is evaluated quarterly to assess whether an ACL is required. We measure expected credit losses on HTM debt securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. For U.S. Treasury and Government Agency securities, we include a zero loss assumption. At March 31, 2024 and December 31, 2023, calculated credit losses on HTM debt securities were deemed de minimis due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies, GSEs, high credit quality municipalities and supranational entities. As a result, no ACL for HTM debt securities was recorded.
For AFS debt securities in an unrealized loss position, if we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the security's amortized cost basis is written down to fair value through income. Absent circumstances when an AFS security would be sold, we evaluate whether the decline in fair value has resulted from credit losses or other factors. The evaluation considers factors such as the extent to which fair value is less than amortized cost, changes to the security’s rating, and adverse conditions specific to the security. If the evaluation indicates a credit loss exists, an ACL may be recorded, with such allowance limited to the amount by which fair value is below amortized cost. Any impairment unrelated to credit factors is recognized in OCI. At March 31, 2024 and December 31, 2023, there was no ACL related to the AFS debt securities portfolio. Unrealized losses at March 31, 2024 and December 31, 2023 primarily reflected the effect of changes in interest rates.

Goodwill and Other Intangible Assets

Goodwill represents the premium paid for acquired companies above the net fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Management evaluates goodwill annually, or more frequently if necessary, to determine if any impairment exists. During the first quarter of 2024, we recorded a measurement period adjustment to the acquisition date fair values of other assets and other liabilities recorded for First Miami. The adjustment related to the lack of realizability of certain tax credits, which resulted in a net increase in goodwill of $1.34 million. See Note 4 to the financial statements for further detail. At March 31, 2024 and December 31, 2023, the net carrying amount of goodwill was $921 million and $920 million, respectively.

We also have core deposit and customer relationship intangible assets, representing the value of acquired deposit and customer relationships, respectively, which are amortizing intangible assets. Amortizing intangible assets are required to be tested for impairment only when events or circumstances indicate that impairment may exist.

Deposits

Customer deposits are the primary source of funds for the continued growth of our earning assets. We believe our high level of service, as evidenced by our strong customer satisfaction scores, has been instrumental in attracting and retaining customer deposit accounts. Since December 31, 2023, money market deposit balances increased with offsetting decreases in other customer deposit types. This was driven by higher demand for money market accounts, which are more liquid than time deposits and offer a higher interest rate than demand and savings accounts. As of March 31, 2024, we had approximately $9.00 billion of uninsured deposits, of which $2.88 billion was collateralized by investment securities.

Table 15 - Deposits
(in thousands)

	March 31, 2024	December 31, 2023
Noninterest-bearing demand	$6,409,659	$6,534,307
NOW and interest-bearing demand	6,054,940	6,155,193
Money market and savings	7,097,312	6,808,394
Time	3,595,236	3,649,498
Total customer deposits	23,157,147	23,147,392
Brokered deposits	174,862	163,219
Total deposits	$23,332,009	$23,310,611

Borrowing Activities

At both March 31, 2024 and December 31, 2023, we had long-term debt outstanding of $325 million, which includes senior debentures, subordinated debentures, and trust preferred securities. At March 31, 2024 and December 31, 2023 there were no short-term borrowings or FHLB advances outstanding. The need to utilize wholesale funding sources has decreased as our deposit and cash balances have substantially provided for our liquidity needs.

Contractual Obligations

There have not been any material changes to our contractual obligations since December 31, 2023.

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

All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The total amount of these instruments does not necessarily represent future cash requirements because a significant portion of these instruments expire without being used. We are not involved in off-balance sheet contractual relationships, other than those disclosed in this Report, that could result in liquidity needs or other commitments, or that could significantly affect earnings. See Note 23 to the consolidated financial statements included in our 2023 10-K and Note 14 to the consolidated financial statements in this Report for additional information on off-balance sheet arrangements.

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

Table 16 - Interest Sensitivity
(in thousands)

	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	March 31, 2024		December 31, 2023
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	2.73%	1.32%	(0.88)%	(1.70)%
100 basis point increase	1.42	0.79	(0.38)	(0.88)
100 basis point decrease	(2.35)	(1.48)	(0.60)	0.14
200 basis point decrease	(6.32)	(2.56)	(2.89)	0.10
The recent environment has been marked by the most rapid rate increases in decades, which, in part, has made non-bank products, such as U.S. Treasuries and money market funds, more attractive to our deposit customers. For this and other reasons such as the Federal Reserve’s quantitative tightening and the aftermath of COVID stimulus, the banking industry’s deposit base has been shrinking since the first half of 2022. This industry-wide outflow of deposits has increased price competition for bank deposits. As such, industry deposit betas, including ours, have been increasing at a faster pace relative to the last rising rate cycle. Deposit beta is a measure of the change in a bank’s average rate paid on deposits to the change in the federal funds rate. Our cumulative total deposit beta for the current rising rate cycle increased to 43% in the first quarter of 2024. Our cumulative total deposit beta in the last upward rate cycle from November 2015 to July 2019 was 22%.
Our interest sensitivity model includes significant key assumptions which may change over time. The scenario results presented in the table above assume parallel movements in the yield curve, which may differ from actual future curve behavior. Although our model generally assumes no change in deposit portfolio size or composition, we have included an assumption for the runoff of surge deposits since 2021. In the second quarter of 2023, in response to the rapid rate increases mentioned above, we increased the beta assumption in our model. As of March 31, 2024, the modeled total deposit beta, which is measured as the change in our overall deposit rate as a percentage of the change in the targeted Federal Funds rate, was 44% in an up scenario and 39% in a down scenario. A higher total deposit beta is generally unfavorable in a rising rate environment and favorable if rates are falling.

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
The Bank’s main source of liquidity is customer interest-bearing and noninterest-bearing deposit accounts. Liquidity is also available from wholesale funding sources consisting primarily of repurchase agreements, Federal funds purchased, FHLB advances, and brokered deposits. These sources of liquidity are generally short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs. As part of our liquidity management, we focus on maximizing the amount of securities and loans available as collateral for contingent liquidity sources and calibrating our assumptions in our liquidity stress test on an ongoing basis, particularly as it relates to deposit duration. At March 31, 2024, we had sufficient qualifying collateral to support additional borrowings, which is detailed in the table below.

Table 17 - Borrowing Capacity
As of March 31, 2024
(in thousands)
	FHLB	$2,026,671
	Federal Reserve - Discount Window	2,437,394
	Total borrowing capacity	$4,464,065

	Unpledged securities available as collateral for additional borrowings	$2,955,837
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
Significant uses and sources of cash during the three months ended March 31, 2024 are as follows. See the consolidated statement of cash flows for further detail.
•Net cash provided by operating activities of $88.8 million reflects net income of $62.6 million adjusted for non-cash transactions, partly offset by changes in loans held for sale and other assets. Significant non-cash transactions for the period included a $12.9 million provision for credit losses and net depreciation, amortization, and accretion of $10.9 million.
•Net cash used in investing activities of $123 million primarily consisted of a net increase in loans of $67.6 million and purchases of AFS securities and outflows for equity investments totaling $307 million. These uses of cash were partially offset by proceeds from securities sales, maturities and calls of $258 million.
•Net cash used in financing activities of $8.24 million was driven by a net increase in deposits of $21.0 million, more than offset by dividends on common and preferred stock of $29.3 million.
In the opinion of management, our liquidity position at March 31, 2024 was sufficient to meet our expected cash flow requirements for the foreseeable future.

Capital Resources and Dividends

Shareholders’ equity at March 31, 2024 was $3.30 billion, an increase of $38.6 million from December 31, 2023 primarily due to year-to-date earnings, partially offset by dividends declared on common and preferred stock.

The following table shows capital ratios, as calculated under applicable regulatory guidelines, at March 31, 2024 and December 31, 2023. As of March 31, 2024, capital levels remained characterized as “well-capitalized” under regulatory requirements in effect at the time. Additional information related to capital ratios is provided in Note 13 to the consolidated financial statements.

Table 18 - Capital Ratios

				United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum	Well- Capitalized	Minimum Capital Plus Capital Conservation Buffer	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Risk-based ratios:
CET1 capital	4.5%	6.5%	7.0%	12.39%	12.16%	12.60%	12.22%
Tier 1 capital	6.0	8.0	8.5	12.83	12.60	12.60	12.22
Total capital	8.0	10.0	10.5	14.64	14.49	13.63	13.23
Leverage ratio	4.0	5.0	N/A	9.69	9.47	9.50	9.17

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk as of March 31, 2024 from that presented in our 2023 10-K. Our interest rate sensitivity position at March 31, 2024 is set forth in Table 16 in MD&A of this Report and incorporated herein by this reference.

Item 4.    Controls and Procedures

    (a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of March 31, 2024. Based on that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

    (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Items 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the 2023 10-K.

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
Interactive data files for United Community Bank, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements of Changes in Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from United Community Bank’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (formatted in Inline XBRL and included in Exhibit 101)

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

Date: May 9, 2024