Form 10-Q
period 2024-06-30
UNITED COMMUNITY BANKS INC
filed 2024-08-09
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ___________ to ___________
Commission file number 001-35095
UNITED COMMUNITY BANKS, INC.
(Exact name of registrant as specified in its charter)

Georgia	58-1807304
(State of incorporation)	(I.R.S. Employer Identification No.)

200 East Camperdown Way
Greenville, South Carolina	29601
(Address of principal executive offices)	(Zip code)
(800) 822-2651
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common stock, par value $1 per share	UCB	New York Stock Exchange
Depositary shares, each representing 1/1000th interest in a share of Series I Non-Cumulative Preferred Stock	UCB PRI	New York Stock Exchange

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
Yes ☐ No ☒

There were 119,202,592 shares of the registrant’s common stock, par value $1 per share, outstanding as of July 31, 2024.

UNITED COMMUNITY BANKS, INC.
FORM 10-Q

Glossary of Defined Terms

The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
2023 10-K	United’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 23, 2024
ACL	Allowance for credit losses
AFS	Available-for-sale
ALCO	Asset/Liability Management Committee
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting standards update
Bank	United Community Bank
Board	United Community Banks Inc., Board of Directors
BOLI	Bank-owned life insurance
CECL	Current expected credit loss
CET1	Common equity tier 1
CME	Chicago Mercantile Exchange
CRE	Commercial real estate
Company	United Community Banks Inc. (interchangeable with "United" below)
CVA	Credit valuation adjustment
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDM	Modification made to borrowers experiencing financial difficulty
Federal Reserve	Federal Reserve System
FinTrust	Collectively, FinTrust Brokerage Services, LLC and FinTrust Capital Advisors, LLC
First Miami	First Miami Bancorp, Inc. and its wholly-owned subsidiary, First National Bank of South Miami
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
GSE	U.S. government-sponsored enterprise
Holding Company	United Community Banks, Inc. on an unconsolidated basis
HTM	Held-to-maturity
LIHTC	Low-income housing tax credit
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MBS	Mortgage-backed securities
NOW	Negotiable order of withdrawal
NPA	Nonperforming asset
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PAM	Proportional amortization method
PCD	Purchased credit deteriorated
Progress	Progress Financial Corporation and its wholly-owned subsidiary, Progress Bank & Trust
Report	Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2024
SBA	United States Small Business Administration
SEC	Securities and Exchange Commission
U.S. Treasury	United States Department of the Treasury
United	United Community Banks, Inc. and its direct and indirect subsidiaries
USDA	United States Department of Agriculture
VIE	Variable interest entity

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$198,234	$200,781
Interest-bearing deposits in banks	364,629	803,094
Cash and cash equivalents	562,863	1,003,875
Debt securities available-for-sale	3,604,769	3,331,084
Debt securities held-to-maturity (fair value $2,004,427 and $2,095,620, respectively)	2,432,941	2,490,848
Loans held for sale	49,315	33,008
Loans and leases held for investment	18,211,193	18,318,755
Allowance for credit losses - loans and leases	(213,022)	(208,071)
Loans and leases, net	17,998,171	18,110,684
Premises and equipment, net	395,202	378,421
Bank owned life insurance	344,162	345,371
Goodwill and other intangible assets, net	978,645	990,087
Other assets (including $116,423 and $111,879 at fair value, respectively)	691,133	613,873
Total assets	$27,057,201	$27,297,251
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$6,291,124	$6,534,307
Interest-bearing deposits	16,690,998	16,776,304
Total deposits	22,982,122	23,310,611
Long-term debt	324,887	324,823
Accrued expenses and other liabilities (including $101,645 and $97,649 at fair value, respectively)	407,559	400,292
Total liabilities	23,714,568	24,035,726
Shareholders' equity:
Preferred stock, $1 par value: 10,000,000 shares authorized; 3,662 shares Series I issued and outstanding; $25,000 per share liquidation preference	88,266	88,266
Common stock, $1 par value: 200,000,000 shares authorized, 119,174,803 and 119,010,319 shares issued and outstanding, respectively	119,175	119,010
Common stock issuable: 568,985 and 620,108 shares, respectively	12,145	13,110
Capital surplus	2,705,345	2,699,112
Retained earnings	652,239	581,219
Accumulated other comprehensive loss	(234,537)	(239,192)
Total shareholders' equity	3,342,633	3,261,525
Total liabilities and shareholders' equity	$27,057,201	$27,297,251

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Interest revenue:
Loans, including fees	$291,595	$250,484	$575,578	$486,915
Investment securities, including tax exempt of $1,699, $1,731, $3,420 and $3,841, respectively	50,063	41,060	96,499	81,046
Deposits in banks and short-term investments	5,307	4,231	11,616	7,301
Total interest revenue	346,965	295,775	683,693	575,262

Interest expense:
Deposits	134,462	89,217	268,246	147,078
Short-term borrowings	60	1,849	60	2,997
Federal Home Loan Bank advances	—	649	—	5,761
Long-term debt	3,743	3,774	7,538	7,670
Total interest expense	138,265	95,489	275,844	163,506
Net interest revenue	208,700	200,286	407,849	411,756
Provision for credit losses	12,235	22,753	25,134	44,536
Net interest revenue after provision for credit losses	196,465	177,533	382,715	367,220

Noninterest income:
Service charges and fees	10,620	9,777	19,884	18,476
Mortgage loan gains and other related fees	6,799	6,584	14,310	11,105
Wealth management fees	6,386	5,600	12,699	11,324
Gains from sales of other loans	1,296	2,305	2,833	4,221
Lending and loan servicing fees	3,328	2,978	7,538	6,994
Securities losses, net	—	—	—	(1,644)
Other	8,127	9,143	18,879	16,120
Total noninterest income	36,556	36,387	76,143	66,596
Total revenue	233,021	213,920	458,858	433,816

Noninterest expenses:
Salaries and employee benefits	85,818	76,250	170,803	154,948
Communications and equipment	11,988	10,744	23,908	20,752
Occupancy	11,056	10,194	22,155	20,083
Advertising and public relations	2,459	2,314	4,360	4,663
Postage, printing and supplies	2,251	2,382	4,899	4,919
Professional fees	6,044	6,592	12,032	12,664
Lending and loan servicing expense	2,014	2,530	3,841	4,849
Outside services - electronic banking	2,812	2,660	5,730	6,085
FDIC assessments and other regulatory charges	4,467	4,142	12,033	8,143
Amortization of intangibles	3,794	3,421	7,681	6,949
Merger-related and other charges	2,157	3,645	4,244	12,276
Other	12,184	7,533	20,360	15,881
Total noninterest expenses	147,044	132,407	292,046	272,212
Income before income taxes	85,977	81,513	166,812	161,604
Income tax expense	19,362	18,225	37,566	36,016
Net income	$66,615	$63,288	$129,246	$125,588

Net income available to common shareholders	$64,674	$61,227	$125,387	$121,470

Net income per common share:
Basic	$0.54	$0.53	$1.05	$1.05
Diluted	0.54	0.53	1.05	1.05
Weighted average common shares outstanding:
Basic	119,726	115,774	119,694	115,614
Diluted	119,785	115,869	119,763	115,795
See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2024
Net income	$85,977	$(19,362)	$66,615	$166,812	$(37,566)	$129,246
Other comprehensive income:
Unrealized gains on available-for-sale securities	1,348	(773)	575	1,704	(982)	722
Amortization of unrealized losses on held-to-maturity securities transferred from available-for-sale	2,474	(702)	1,772	4,537	(1,195)	3,342
Derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives	1,000	(208)	792	3,524	(853)	2,671
Gains on derivative instruments realized in net income	(1,438)	363	(1,075)	(2,878)	731	(2,147)
Net cash flow hedge activity	(438)	155	(283)	646	(122)	524
Amortization of defined benefit pension plan net periodic pension cost components	46	(12)	34	90	(23)	67
Total other comprehensive income	3,430	(1,332)	2,098	6,977	(2,322)	4,655
Comprehensive income	$89,407	$(20,694)	$68,713	$173,789	$(39,888)	$133,901
2023
Net income	$81,513	$(18,225)	$63,288	$161,604	$(36,016)	$125,588
Other comprehensive income:
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains	(19,753)	4,782	(14,971)	23,526	(5,502)	18,024
Reclassification adjustment for losses included in net income	—	—	—	1,644	(374)	1,270
Net unrealized (losses) gains	(19,753)	4,782	(14,971)	25,170	(5,876)	19,294
Amortization of unrealized losses on held-to-maturity securities transferred from available-for-sale	2,518	(604)	1,914	5,486	(1,324)	4,162
Derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives	3,303	(843)	2,460	2,101	(536)	1,565
Gains on derivative instruments realized in net income	(1,234)	315	(919)	(2,056)	525	(1,531)
Net cash flow hedge activity	2,069	(528)	1,541	45	(11)	34
Amortization of defined benefit pension plan net periodic pension cost components	61	(15)	46	122	(31)	91
Total other comprehensive (loss) income	(15,105)	3,635	(11,470)	30,823	(7,242)	23,581
Comprehensive income	$66,408	$(14,590)	$51,818	$192,427	$(43,258)	$149,169

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(in thousands except share and per share data)

	Shares of Common Stock	Preferred Stock	Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 31, 2023	115,151,566	$96,422	$115,152	$11,977	$2,606,403	$542,606	$(294,437)	$3,078,123
Net income						63,288		63,288
Other comprehensive loss							(11,470)	(11,470)
Preferred stock dividends						(1,719)		(1,719)
Common stock dividends ($0.23 per share)						(26,859)		(26,859)
Purchases of preferred stock		(257)			35			(222)
Impact of equity-based compensation awards	110,414		110	125	3,989			4,224
Impact of other United sponsored equity plans	3,932		4	126	96			226
Balance at June 30, 2023	115,265,912	$96,165	$115,266	$12,228	$2,610,523	$577,316	$(305,907)	$3,105,591

Balance at March 31, 2024	119,136,518	$88,266	$119,137	$11,923	$2,702,807	$614,612	$(236,635)	$3,300,110
Net income						66,615		66,615
Other comprehensive income							2,098	2,098
Preferred stock dividends						(1,573)		(1,573)
Common stock dividends ($0.23 per share)						(27,415)		(27,415)
Impact of equity-based compensation awards	34,544		34	92	2,450			2,576
Impact of other United sponsored equity plans	3,741		4	130	88			222
Balance at June 30, 2024	119,174,803	$88,266	$119,175	$12,145	$2,705,345	$652,239	$(234,537)	$3,342,633

Balance at December 31, 2022	106,222,758	$96,422	$106,223	$12,307	$2,306,366	$508,844	$(329,488)	$2,700,674
Net income						125,588		125,588
Other comprehensive income							23,581	23,581
Impact of acquisitions	8,770,531		8,771		297,690			306,461
Purchases of preferred stock		(257)			35			(222)
Preferred stock dividends						(3,438)		(3,438)
Common stock dividends ($0.46 per share)						(53,678)		(53,678)
Impact of equity-based compensation awards	232,302		232	623	5,889			6,744
Impact of other United sponsored equity plans	40,321		40	(702)	543			(119)
Balance at June 30, 2023	115,265,912	$96,165	$115,266	$12,228	$2,610,523	$577,316	$(305,907)	$3,105,591

Balance at December 31, 2023	119,010,319	$88,266	$119,010	$13,110	$2,699,112	$581,219	$(239,192)	$3,261,525
Net income						129,246		129,246
Other comprehensive income							4,655	4,655
Preferred stock dividends						(3,146)		(3,146)
Common stock dividends ($0.46 per share)						(55,080)		(55,080)
Impact of equity-based compensation awards	114,691		114	168	5,406			5,688
Impact of other United sponsored equity plans	49,793		51	(1,133)	827			(255)
Balance at June 30, 2024	119,174,803	$88,266	$119,175	$12,145	$2,705,345	$652,239	$(234,537)	$3,342,633

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Operating activities:
Net income	$129,246	$125,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	20,616	23,592
Provision for credit losses	25,134	44,536
Stock based compensation	4,989	4,790
Deferred income tax expense	1,808	5,599
Securities losses, net	—	1,644
Gains from sales of other loans	(2,833)	(4,221)
FinTrust goodwill write-down	5,100	—
Changes in assets and liabilities:
Other assets	4,574	(2,962)
Accrued expenses and other liabilities	21,574	(2,128)
Loans held for sale	(16,307)	(11,417)
Net cash provided by operating activities	193,901	185,021

Investing activities:
Debt securities held-to-maturity:
Proceeds from maturities and calls	60,939	63,602
Debt securities available-for-sale:
Proceeds from sales	647	380,661
Proceeds from maturities and calls	356,110	179,586
Purchases	(635,039)	(186,810)
Net decrease (increase) in loans	89,127	(618,464)
Payments for other investments	(97,829)	(122,923)
Proceeds from other investments	556	122,576
Proceeds from sales of premises and equipment	16	2,169
Purchases of premises and equipment	(31,568)	(43,809)
Net cash received in acquisition	—	57,101
Other investing inflows	9,772	2,846
Net cash used in investing activities	(247,269)	(163,465)

Financing activities:
Net (decrease) increase in deposits	(329,119)	1,040,034
Net decrease in short-term borrowings	—	(299,951)
Proceeds from FHLB advances	100	2,225,000
Repayment of FHLB advances	(100)	(2,870,000)
Cash dividends on common stock	(55,494)	(50,493)
Cash dividends on preferred stock	(3,146)	(3,438)
Other financing inflows	1,328	3,116
Other financing outflows	(1,213)	(1,941)
Net cash (used in) provided by financing activities	(387,644)	42,327

Net change in cash and cash equivalents	(441,012)	63,883

Cash and cash equivalents, beginning of period	1,003,875	646,853

Cash and cash equivalents, end of period	$562,863	$710,736

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

In May 2024, United officially moved its Holding Company headquarters from Blairsville, Georgia to Greenville, South Carolina.

Effective in June 2024, the Bank changed its primary federal regulator from the FDIC to the Federal Reserve.

Effective August 6, 2024, United transferred the listing of its securities from NASDAQ to the New York Stock Exchange. The common shares are now listed under the trading symbol UCB and the preferred Series I depositary shares are now listed under the trading symbol UCB PRI.

Revision of Previously Issued Financial Statements
In this Form 10-Q, management corrected an immaterial error related to the loan vintage disclosure reported in previously issued financial statements for the period presented in the 2023 10-K. The error relates to the incorrect determination of the vintage year for a population of term loans and gross charge-offs. The correction of this error resulted in the reclassification of certain term loans and gross charge-offs to older vintage categories than originally reported. The correction of this error did not result in any reclassification between risk categories presented. The revision did not change the total amount of loans or gross charge-offs reported and did not affect the Company's net income, cash flows or equity.

We evaluated the aggregate effects of this error to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the error was not material to the previously issued financial statements and disclosures included in our 2023 10-K.

Note 2 – Recently Adopted Accounting Standards

In March 2023, the FASB issued ASU No. 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. The update broadens the application of PAM and related disclosures to tax equity investments other than LIHTC, providing certain conditions are met. The election to apply PAM must be made on a tax-credit-program by tax-credit-program basis rather than at the reporting entity level or to individual investments. United adopted this update using a modified retrospective transition method as of January 1, 2024, with no impact to shareholders’ equity.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Supplemental Cash Flow Information

The supplemental schedule of significant non-cash investing and financing activities for the six months ended June 30, 2024 and 2023 is as follows.

	Six Months Ended June 30,
(in thousands)	2024	2023
Significant non-cash investing and financing transactions:
Commitments to fund other investments	$9,214	$11,093
Acquisitions:
Assets acquired	—	1,903,930
Liabilities assumed	—	1,597,022
Net assets acquired	—	306,908
Common stock issued and options converted	—	306,461

Note 4 – Acquisitions

Acquisition of First Miami

On July 1, 2023, United acquired all of the outstanding common stock of First Miami in a stock transaction. Information related to the fair value of assets and liabilities acquired is included in the 2023 10-K. During the first quarter of 2024, within the one-year measurement period related to the acquisition of First Miami, United received additional information regarding the lack of realizability of certain tax credits. As a result, the provisional fair value assigned to acquired other assets was adjusted to $18.8 million, other liabilities was adjusted to $16.9 million and goodwill was adjusted to $24.5 million, which represents a decrease of $2.06 million, a decrease of $726,000 and an increase of $1.34 million, respectively.

Pro forma information - Progress

On January 3, 2023 United acquired all of the outstanding common stock of Progress in a stock transaction. The following table discloses certain pro forma information as if Progress had been acquired on January 1, 2022. These results combine the historical results of Progress with United’s consolidated statement of income. Adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity; however pro forma financial results presented are not necessarily indicative of what would have occurred had the acquisitions taken place in earlier years.

Merger-related costs related to the Progress acquisition for the three and six months ended June 30, 2023 of $2.29 million and $9.78 million, respectively, have been excluded from the pro forma information for those periods presented below. The actual results and pro forma information were as follows:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
(in thousands)	Revenue	Net Income	Revenue	Net Income
Actual Progress results included in statement of income since acquisition date	$17,969	$3,288	$24,621	$5,098
Supplemental consolidated pro forma as if Progress had been acquired January 1, 2022	$213,509	$64,832	443,050	140,041

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Investment Securities

The amortized cost basis, unrealized gains and losses and fair value of HTM debt securities as of the dates indicated are as follows.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2024
U.S. Treasuries	$19,880	$—	$2,061	$17,819
U.S. Government agencies & GSEs	99,116	—	16,810	82,306
State and political subdivisions	291,782	6	55,443	236,345
Residential MBS, Agency & GSEs	1,334,113	1	225,151	1,108,963
Commercial MBS, Agency & GSEs	673,050	—	126,281	546,769
Supranational entities	15,000	—	2,775	12,225
Total	$2,432,941	$7	$428,521	$2,004,427

As of December 31, 2023
U.S. Treasuries	$19,864	$—	$1,914	$17,950
U.S. Government agencies & GSEs	99,052	—	15,689	83,363
State and political subdivisions	292,705	171	50,437	242,439
Residential MBS, Agency & GSEs	1,383,294	24	206,344	1,176,974
Commercial MBS, Agency & GSEs	680,933	—	118,539	562,394
Supranational entities	$15,000	$—	$2,500	$12,500
Total	$2,490,848	$195	$395,423	$2,095,620

The amortized cost basis, unrealized gains and losses, and fair value of AFS debt securities as of the dates indicated are presented below.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2024
U.S. Treasuries	$485,422	$126	$12,884	$472,664
U.S. Government agencies & GSEs	326,837	334	14,764	312,407
State and political subdivisions	178,603	—	19,068	159,535
Residential MBS, Agency & GSEs	1,357,700	341	132,456	1,225,585
Residential MBS, Non-agency	325,219	—	20,614	304,605
Commercial MBS, Agency & GSEs	824,489	306	39,618	785,177
Commercial MBS, Non-agency	19,944	—	546	19,398
Corporate bonds	211,342	129	17,063	194,408
Asset-backed securities	131,868	187	1,065	130,990
Total	$3,861,424	$1,423	$258,078	$3,604,769

As of December 31, 2023
U.S. Treasuries	$398,021	$39	$10,711	$387,349
U.S. Government agencies & GSEs	281,708	269	14,477	267,500
State and political subdivisions	182,546	5	18,502	164,049
Residential MBS, Agency & GSEs	1,315,064	300	125,012	1,190,352
Residential MBS, Non-agency	339,330	—	22,084	317,246
Commercial MBS, Agency & GSEs	656,004	1,073	39,017	618,060
Commercial MBS, Non-agency	24,269	—	675	23,594
Corporate bonds	218,285	64	17,127	201,222
Asset-backed securities	164,728	—	3,016	161,712
Total	$3,579,955	$1,750	$250,621	$3,331,084

Securities with a carrying value of $2.80 billion and $4.12 billion, respectively, were pledged, primarily to secure public deposits at June 30, 2024 and to secure public deposits and provide contingent liquidity through the Bank Term Funding Program at the Federal Reserve Bank, at December 31, 2023. The Bank Term Funding Program was discontinued in the first quarter of 2024.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes HTM debt securities in an unrealized loss position as of the dates indicated.

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2024
U.S. Treasuries	$—	$—	$17,819	$2,061	$17,819	$2,061
U.S. Government agencies & GSEs	—	—	82,306	16,810	82,306	16,810
State and political subdivisions	20,385	301	215,054	55,142	235,439	55,443
Residential MBS, Agency & GSEs	1,405	14	1,107,463	225,137	1,108,868	225,151
Commercial MBS, Agency & GSEs	—	—	546,769	126,281	546,769	126,281
Supranational entities	—	—	12,225	2,775	12,225	2,775
Total unrealized loss position	$21,790	$315	$1,981,636	$428,206	$2,003,426	$428,521

As of December 31, 2023
U.S. Treasuries	$—	$—	$17,951	$1,914	$17,951	$1,914
U.S. Government agencies & GSEs	—	—	83,363	15,689	83,363	15,689
State and political subdivisions	2,986	13	217,547	50,424	220,533	50,437
Residential MBS, Agency & GSEs	311	2	1,175,263	206,342	1,175,574	206,344
Commercial MBS, Agency & GSEs	6,533	115	555,861	118,424	562,394	118,539
Supranational entities	—	—	12,500	2,500	12,500	2,500
Total unrealized loss position	$9,830	$130	$2,062,485	$395,293	$2,072,315	$395,423

The following table summarizes AFS debt securities in an unrealized loss position as of the dates indicated.

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2024
U.S. Treasuries	$344,223	$2,027	$103,459	$10,857	$447,682	$12,884
U.S. Government agencies & GSEs	54,359	171	175,057	14,593	229,416	14,764
State and political subdivisions	759	—	158,776	19,068	159,535	19,068
Residential MBS, Agency & GSEs	77,309	506	1,056,295	131,950	1,133,604	132,456
Residential MBS, Non-agency	—	—	304,605	20,614	304,605	20,614
Commercial MBS, Agency & GSEs	303,535	1,773	377,126	37,845	680,661	39,618
Commercial MBS, Non-agency	—	—	19,399	546	19,399	546
Corporate bonds	1,455	45	191,005	17,018	192,460	17,063
Asset-backed securities	2,194	13	105,237	1,052	107,431	1,065
Total unrealized loss position	$783,834	$4,535	$2,490,959	$253,543	$3,274,793	$258,078

As of December 31, 2023
U.S. Treasuries	$100,369	$39	$103,535	$10,672	$203,904	$10,711
U.S. Government agencies & GSEs	41,960	141	184,184	14,336	226,144	14,477
State and political subdivisions	—	—	163,278	18,502	163,278	18,502
Residential MBS, Agency & GSEs	50,014	672	1,108,290	124,340	1,158,304	125,012
Residential MBS, Non-agency	—	—	317,247	22,084	317,247	22,084
Commercial MBS, Agency & GSEs	98,052	2,494	342,390	36,523	440,442	39,017
Commercial MBS, Non-agency	—	—	23,594	675	23,594	675
Corporate bonds	4,016	116	195,329	17,011	199,345	17,127
Asset-backed securities	11,855	53	149,857	2,963	161,712	3,016
Total unrealized loss position	$306,266	$3,515	$2,587,704	$247,106	$2,893,970	$250,621

At June 30, 2024, there were 638 AFS debt securities and 325 HTM debt securities that were in an unrealized loss position. United does not intend to sell nor does it believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at June 30, 2024 were primarily attributable to changes in interest rates.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2024 and December 31, 2023, estimated credit losses and, thus, the related ACL on HTM debt securities were de minimis due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies, GSEs, high credit quality municipalities and supranational entities. As a result, no ACL was recorded on the HTM portfolio at June 30, 2024 or December 31, 2023. In addition, based on the assessments performed at June 30, 2024 and December 31, 2023, there was no ACL required related to the AFS portfolio.

The following table presents accrued interest receivable on HTM and AFS debt securities, which was excluded from the estimate of credit losses, for the periods indicated.

	Accrued Interest Receivable
(in thousands)	June 30, 2024	December 31, 2023
HTM	$6,026	$6,143
AFS	15,443	12,568

The amortized cost and fair value of AFS and HTM debt securities at June 30, 2024, by contractual maturity, are presented in the following table.

	AFS		HTM
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year:
U.S. Treasuries	$147,717	$147,487	$—	$—
U.S. Government agencies & GSEs	371	359	—	—
State and political subdivisions	4,084	3,994	2,701	2,694
Corporate bonds	27,544	26,843	—	—
	179,716	178,683	2,701	2,694
1 to 5 years:
U.S. Treasuries	337,705	325,177	19,880	17,819
U.S. Government agencies & GSEs	49,479	45,424	—	—
State and political subdivisions	24,753	22,724	25,637	23,939
Corporate bonds	139,446	128,707	—	—
	551,383	522,032	45,517	41,758
5 to 10 years:
U.S. Government agencies & GSEs	137,192	131,259	72,703	61,206
State and political subdivisions	61,713	52,564	55,597	46,782
Corporate bonds	43,539	37,940	—	—
Supranational entities	—	—	15,000	12,225
	242,444	221,763	143,300	120,213
More than 10 years:
U.S. Government agencies & GSEs	139,795	135,365	26,413	21,100
State and political subdivisions	88,053	80,253	207,847	162,930
Corporate bonds	813	918	—	—
	228,661	216,536	234,260	184,030
Debt securities not due at a single maturity date:
Asset-backed securities	131,868	130,990	—	—
Residential MBS	1,682,919	1,530,190	1,334,113	1,108,963
Commercial MBS	844,433	804,575	673,050	546,769
	2,659,220	2,465,755	2,007,163	1,655,732

Total	$3,861,424	$3,604,769	$2,432,941	$2,004,427

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes AFS securities sales activity for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Proceeds from sales	$—	$—	$647	$380,661

Gross realized gains	$—	$—	$—	$1,373
Gross realized losses	—	—	—	(3,017)
Securities losses, net	$—	$—	$—	$(1,644)

Income tax benefit attributable to sales	$—	$—	$—	$(374)

Equity Investments
The table below reflects the carrying value of certain equity investments, which are included in other assets on the consolidated balance sheet, as of the dates indicated.

(in thousands)	June 30, 2024	December 31, 2023
FHLB Stock	$18,009	$18,104
FRB Stock	88,007	—
Equity securities with readily determinable fair values	7,703	7,395

Note 6 – Loans and Leases and Allowance for Credit Losses

Major classifications of the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”) are summarized as of the dates indicated as follows.

(in thousands)	June 30, 2024	December 31, 2023
Owner occupied CRE	$3,296,793	$3,264,051
Income producing CRE	4,058,076	4,263,952
Commercial & industrial	2,299,009	2,411,045
Commercial construction	2,013,672	1,859,538
Equipment financing	1,581,336	1,541,120
Total commercial	13,248,886	13,339,706
Residential mortgage	3,265,818	3,198,928
Home equity	984,967	958,987
Residential construction	211,448	301,650
Manufactured housing	320,774	336,474
Consumer	183,053	181,117
Total loans excluding fair value hedge basis adjustment	18,214,946	18,316,862
Fair value hedge basis adjustment	(3,753)	1,893
Total loans	18,211,193	18,318,755
Less ACL - loans	(213,022)	(208,071)
Loans, net	$17,998,171	$18,110,684

Accrued interest receivable related to loans totaled $66.8 million and $67.0 million on June 30, 2024 and December 31, 2023, respectively, and was reported in other assets on the consolidated balance sheets. Accrued interest receivable was excluded from the estimate of credit losses.

At June 30, 2024 and December 31, 2023, the loan portfolio included certain loans specifically pledged to the Federal Reserve as well as loans covered by a blanket lien on qualifying loan types with the FHLB to secure contingent funding sources.

The following table presents the amortized cost of certain loans held for investment that were sold in the periods indicated. The gains on these loan sales were included in noninterest income on the consolidated statements of income.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Guaranteed portion of SBA/USDA loans	$18,311	$22,072	$27,699	$43,842
Equipment financing receivables	8,391	20,571	36,714	39,274
Total	$26,702	$42,643	$64,413	$83,116

At June 30, 2024 and December 31, 2023, equipment financing receivables included leases of $79.6 million and $68.9 million, respectively. The components of the net investment in leases, which included both sales-type and direct financing, are presented below.

(in thousands)	June 30, 2024	December 31, 2023
Minimum future lease payments receivable	$87,333	$75,198
Estimated residual value of leased equipment	4,916	4,445
Initial direct costs	1,664	1,402
Security deposits	(448)	(413)
Unearned income	(13,900)	(11,711)
Net investment in leases	$79,565	$68,921

Minimum future lease payments expected to be received from equipment financing lease contracts as of June 30, 2024 were as follows:

(in thousands)
Year
Remainder of 2024	$15,001
2025	27,016
2026	21,080
2027	15,187
2028	7,809
Thereafter	1,240
Total	$87,333

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

	Accruing
	Current Loans	Loans Past Due
(in thousands)		30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual Loans	Total Loans
As of June 30, 2024
Owner occupied CRE	$3,286,682	$3,687	$1,604	$—	$4,820	$3,296,793
Income producing CRE	4,022,552	533	706	—	34,285	4,058,076
Commercial & industrial	2,274,054	6,911	709	—	17,335	2,299,009
Commercial construction	2,005,634	15	1,169	—	6,854	2,013,672
Equipment financing	1,566,103	2,738	4,154	—	8,341	1,581,336
Total commercial	13,155,025	13,884	8,342	—	71,635	13,248,886
Residential mortgage	3,238,637	6,386	2,322	—	18,473	3,265,818
Home equity	978,546	2,184	457	1	3,779	984,967
Residential construction	211,172	69	44	—	163	211,448
Manufactured housing	287,621	10,242	2,555	—	20,356	320,774
Consumer	182,144	747	90	—	72	183,053
Total loans	$18,053,145	$33,512	$13,810	$1	$114,478	$18,214,946

As of December 31, 2023
Owner occupied CRE	$3,258,015	$2,942	$—	$—	$3,094	$3,264,051
Income producing CRE	4,230,140	3,684	—	—	30,128	4,263,952
Commercial & industrial	2,388,076	8,129	1,373	—	13,467	2,411,045
Commercial construction	1,857,660	—	—	—	1,878	1,859,538
Equipment financing	1,522,962	5,895	3,758	—	8,505	1,541,120
Total commercial	13,256,853	20,650	5,131	—	57,072	13,339,706
Residential mortgage	3,179,329	4,622	1,033	—	13,944	3,198,928
Home equity	950,841	4,106	268	—	3,772	958,987
Residential construction	299,230	1,255	221	—	944	301,650
Manufactured housing	304,794	12,622	3,197	—	15,861	336,474
Consumer	180,245	686	92	—	94	181,117
Total loans	$18,171,292	$43,941	$9,942	$—	$91,687	$18,316,862

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

At June 30, 2024 and December 31, 2023, United had $62.2 million and $48.5 million, respectively, in loans for which repayment is expected to be provided substantially through the operation or sale of the collateral. Estimated credit losses for these loans are based on the net realizable value of the collateral relative to the amortized cost of the loan. The majority of these loans are income producing CRE and commercial and industrial loans.

The following table presents nonaccrual loans held for investment by loan class for the periods indicated.

	Nonaccrual Loans
	June 30, 2024			December 31, 2023
(in thousands)	With no allowance	With an allowance	Total	With no allowance	With an allowance	Total
Owner occupied CRE	$3,667	$1,153	$4,820	$2,451	$643	$3,094
Income producing CRE	18,404	15,881	34,285	11,003	19,125	30,128
Commercial & industrial	10,153	7,182	17,335	11,940	1,527	13,467
Commercial construction	4,834	2,020	6,854	1,784	94	1,878
Equipment financing	38	8,303	8,341	57	8,448	8,505
Total commercial	37,096	34,539	71,635	27,235	29,837	57,072
Residential mortgage	1,630	16,843	18,473	1,836	12,108	13,944
Home equity	344	3,435	3,779	1,276	2,496	3,772
Residential construction	114	49	163	398	546	944
Manufactured housing	—	20,356	20,356	—	15,861	15,861
Consumer	2	70	72	2	92	94
Total	$39,186	$75,292	$114,478	$30,747	$60,940	$91,687

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the risk category of term loans and gross charge-offs by vintage year, which is the year of origination or most recent renewal, as of the date indicated. See Note 1 for description of revisions to December 31, 2023 table.

(in thousands)	Term Loans by Origination Year						Revolvers	Revolvers converted to term loans	Total
As of June 30, 2024	2024	2023	2022	2021	2020	Prior
Owner occupied CRE
Pass	$203,509	$571,318	$636,763	$600,078	$533,462	$508,040	$117,945	$17,714	$3,188,829
Special Mention	730	5,441	17,339	13,231	10,021	8,593	2,480	2,743	60,578
Substandard	2,411	287	12,902	6,524	6,554	17,418	1,290	—	47,386
Total owner occupied CRE	$206,650	$577,046	$667,004	$619,833	$550,037	$534,051	$121,715	$20,457	$3,296,793
Current period gross charge-offs	$—	$—	$221	$—	$—	$580	$—	$—	$801
Income producing CRE
Pass	$150,897	$416,384	$865,687	$821,078	$704,597	$753,181	$47,497	$12,390	$3,771,711
Special Mention	27,151	2,387	29,031	3,494	9,393	24,853	49	—	96,358
Substandard	12,974	43,723	10,464	1,092	22,761	98,993	—	—	190,007
Total income producing CRE	$191,022	$462,494	$905,182	$825,664	$736,751	$877,027	$47,546	$12,390	$4,058,076
Current period gross charge-offs	$—	$3,129	$—	$—	$—	$229	$—	$—	$3,358
Commercial & industrial
Pass	$204,233	$472,293	$348,857	$245,826	$137,009	$219,709	$512,033	$7,975	$2,147,935
Special Mention	23,454	17,090	1,916	1,817	2,686	1,203	26,586	1,776	76,528
Substandard	903	15,419	6,103	14,844	5,283	8,033	22,896	1,065	74,546
Total commercial & industrial	$228,590	$504,802	$356,876	$262,487	$144,978	$228,945	$561,515	$10,816	$2,299,009
Current period gross charge-offs	$—	$1,972	$1,949	$1,203	$436	$1,044	$—	$1,466	$8,070
Commercial construction
Pass	$228,487	$518,348	$676,319	$360,532	$73,221	$77,321	$59,765	$2,174	$1,996,167
Special Mention	4,850	172	529	2	—	112	1,932	—	7,597
Substandard	1,903	3,721	2,629	395	1,021	239	—	—	9,908
Total commercial construction	$235,240	$522,241	$679,477	$360,929	$74,242	$77,672	$61,697	$2,174	$2,013,672
Current period gross charge-offs	$—	$—	$53	$—	$—	$—	$—	$—	$53
Equipment financing
Pass	$367,197	$535,699	$408,606	$172,520	$56,633	$26,425	$—	$—	$1,567,080
Special Mention	—	—	764	2,210	837	616	—	—	4,427
Substandard	172	1,752	4,036	2,644	438	787	—	—	9,829
Total equipment financing	$367,369	$537,451	$413,406	$177,374	$57,908	$27,828	$—	$—	$1,581,336
Current period gross charge-offs	$—	$2,728	$6,739	$3,684	$611	$131	$—	$—	$13,893
Residential mortgage
Pass	$59,264	$320,686	$1,032,241	$1,028,897	$420,718	$377,977	$6	$3,091	$3,242,880
Substandard	1,969	2,583	4,748	1,900	1,771	9,697	—	270	22,938
Total residential mortgage	$61,233	$323,269	$1,036,989	$1,030,797	$422,489	$387,674	$6	$3,361	$3,265,818
Current period gross charge-offs	$—	$—	$13	$1	$—	$8	$—	$—	$22
Home equity
Pass	$—	$—	$—	$—	$—	$—	$952,634	$28,093	$980,727
Substandard	—	—	—	—	—	—	—	4,240	4,240
Total home equity	$—	$—	$—	$—	$—	$—	$952,634	$32,333	$984,967
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$7	$7
Residential construction
Pass	$24,353	$98,195	$62,977	$15,051	$4,778	$5,748	$—	$91	$211,193
Substandard	—	—	144	—	6	105	—	—	255
Total residential construction	$24,353	$98,195	$63,121	$15,051	$4,784	$5,853	$—	$91	$211,448
Current period gross charge-offs	$—	$141	$—	$48	$—	$—	$—	$—	$189
Manufactured housing
Pass	$—	$42,377	$65,869	$46,715	$40,841	$103,113	$—	$—	$298,915
Substandard	126	2,160	4,862	3,877	4,009	6,825	—	—	21,859
Total consumer	$126	$44,537	$70,731	$50,592	$44,850	$109,938	$—	$—	$320,774
Current period gross charge-offs	$—	$491	$1,099	$377	$406	$467	$—	$—	$2,840
Consumer
Pass	$53,462	$59,035	$28,837	$11,233	$8,692	$971	$20,214	$447	$182,891
Substandard	—	22	58	55	20	7	—	—	162
Total consumer	$53,462	$59,057	$28,895	$11,288	$8,712	$978	$20,214	$447	$183,053
Current period gross charge-offs	$1,403	$166	$96	$25	$9	$—	$—	$78	$1,777

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(in thousands)	Term Loans						Revolvers	Revolvers converted to term loans	Total
December 31, 2023 (revised)	2023	2022	2021	2020	2019	Prior
Owner occupied CRE
Pass	$592,932	$654,845	$618,811	$577,916	$224,684	$364,579	$117,212	$18,671	$3,169,650
Special Mention	1,308	7,768	4,266	4,919	9,221	6,155	100	254	33,991
Substandard	3,266	8,037	15,975	11,544	8,437	9,042	1,421	2,688	60,410
Total owner occupied CRE	$597,506	$670,650	$639,052	$594,379	$242,342	$379,776	$118,733	$21,613	$3,264,051
Current period gross charge-offs	$—	$48	$—	$819	$—	$207	$—	$—	$1,074
Income producing CRE
Pass	$464,979	$904,015	$863,308	$795,143	$362,139	$526,968	$50,659	$13,247	$3,980,458
Special Mention	7,626	31,993	18,989	26,217	19,904	27,893	—	—	132,622
Substandard	31,530	10,041	6,343	5,436	43,450	54,018	—	54	150,872
Total income producing CRE	$504,135	$946,049	$888,640	$826,796	$425,493	$608,879	$50,659	$13,301	$4,263,952
Current period gross charge-offs	$—	$2,534	$—	$—	$—	$5,324	$—	$—	$7,858
Commercial & industrial
Pass	$573,391	$431,962	$280,372	$136,975	$86,300	$169,570	$581,871	$13,332	$2,273,773
Special Mention	2,908	4,449	1,642	5,430	5,473	718	14,861	274	35,755
Substandard	5,272	5,022	23,562	11,432	5,454	3,178	46,282	1,315	101,517
Total commercial & industrial	$581,571	$441,433	$305,576	$153,837	$97,227	$173,466	$643,014	$14,921	$2,411,045
Current period gross charge-offs	$5,430	$1,462	$13,271	$2,477	$787	$286	$—	$1,825	$25,538
Commercial construction
Pass	$525,988	$647,516	$396,958	$111,045	$66,635	$28,902	$62,370	$966	$1,840,380
Special Mention	—	—	6	28	—	124	—	—	158
Substandard	1,109	2,408	10,018	5,188	195	82	—	—	19,000
Total commercial construction	$527,097	$649,924	$406,982	$116,261	$66,830	$29,108	$62,370	$966	$1,859,538
Current period gross charge-offs	$—	$60	$—	$—	$—	$—	$—	$—	$60
Equipment financing
Pass	$673,201	$496,336	$233,422	$83,507	$41,053	$3,722	$—	$—	$1,531,241
Substandard	1,471	4,141	2,487	960	817	3	—	—	9,879
Total equipment financing	$674,672	$500,477	$235,909	$84,467	$41,870	$3,725	$—	$—	$1,541,120
Current period gross charge-offs	$474	$10,902	$9,764	$1,960	$786	$320	$—	$—	$24,206
Residential mortgage
Pass	$319,604	$975,957	$1,032,182	$440,287	$130,378	$280,357	$6	$3,415	$3,182,186
Substandard	1,480	2,580	2,180	889	1,991	7,374	—	248	16,742
Total residential mortgage	$321,084	$978,537	$1,034,362	$441,176	$132,369	$287,731	$6	$3,663	$3,198,928
Current period gross charge-offs	$—	$51	$—	$—	$—	$38	$—	$—	$89
Home equity
Pass	$—	$—	$—	$—	$—	$—	$926,596	$28,412	$955,008
Substandard	—	—	—	—	—	—	—	3,979	3,979
Total home equity	$—	$—	$—	$—	$—	$—	$926,596	$32,391	$958,987
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$167	$167
Residential construction
Pass	$92,490	$153,868	$42,237	$5,201	$1,046	$5,655	$—	$93	$300,590
Substandard	517	243	149	6	—	145	—	—	1,060
Total residential construction	$93,007	$154,111	$42,386	$5,207	$1,046	$5,800	$—	$93	$301,650
Current period gross charge-offs	$—	$1,111	$—	$—	$—	$—	$—	$—	$1,111
Manufactured housing
Pass	$45,065	$69,424	$48,814	$43,735	$31,321	$80,284	$—	$—	$318,643
Substandard	1,078	4,647	3,570	3,020	1,282	4,234	—	—	17,831
Total consumer	$46,143	$74,071	$52,384	$46,755	$32,603	$84,518	$—	$—	$336,474
Current period gross charge-offs	$38	$1,503	$985	$419	$279	$690	$—	$—	$3,914
Consumer
Pass	$86,049	$39,461	$16,369	$10,350	$1,214	$668	$26,239	$534	$180,884
Substandard	50	55	53	25	5	13	32	—	233
Total consumer	$86,099	$39,516	$16,422	$10,375	$1,219	$681	$26,271	$534	$181,117
Current period gross charge-offs	$3,245	$241	$233	$38	$15	$1	$5	$204	$3,982

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Modifications to Borrowers Experiencing Financial Difficulty
The period-end amortized cost and additional information regarding loans modified under the terms of a FDM during the six months ended June 30, 2024 and 2023 are presented in the following tables.

Six Months Ended June 30, 2024
	New FDMs		Defaults within 12 months of modification
(dollars in thousands)	Amortized Cost	% of Total Class of Receivable
Owner occupied CRE	$2,697	0.1%	$—
Income producing CRE	28,553	0.7	—
Commercial & industrial	27,603	1.2	—
Equipment financing	4,290	0.3	284
Residential mortgage	1,994	0.1	—
Manufactured housing	126	—	—
Total	$65,263	0.4	$284

Six Months Ended June 30, 2024
New FDMs
(dollars in thousands)	Amortized Cost	Weighted Average Modification
Extension
Owner occupied CRE	$198	6 months
Commercial & industrial	23,284	11 months
Residential mortgage	25	1 year
Total	23,507

Payment Delay
Owner occupied CRE (1)	896	4 months
Income producing CRE (2)	28,553	1 year
Commercial & industrial (1)	155	6 months
Total	29,604

Rate Reduction
Commercial & industrial	891	50 basis points

Payment Delay and Extension
Commercial & industrial	573	Payment delay: 4 months; Extension: 3 years
Equipment financing	4,290	Extension and payment delay: 8 months
Total	4,863

Rate Reduction and Extension
Residential mortgage	1,969	Rate reduction: 471 basis points; Extension: 2.6 years
Manufactured housing	126	Rate reduction: 624 basis points; Extension: 6 years
Total	2,095

Rate Reduction and Payment Delay
Owner occupied CRE	1,439	Rate reduction: 75 basis points; Payment delay: 6 months
Commercial & industrial	115	Rate reduction: 150 basis points; Payment delay: 6 months
	1,554

Rate Reduction, Payment Delay and Extension
Owner occupied CRE	164	Rate reduction: 75 basis points; Payment delay: 6 months; Extension: 3 years
Commercial & industrial	2,585	Rate reduction: 267 basis points; Payment delay: 6 months; Extension: 4.5 years
Total	2,749

Total	$65,263
(1) Payment delay FDMs in bankruptcy are excluded from the weighted average payment delay calculation.
(2) Payment delays in this category reflect principal payment delays, while interest payments continue in accordance with loan terms.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Six Months Ended June 30, 2023
	New FDMs					Defaults within 12 months of modification
	Amortized Cost by Type of Modification
(dollars in thousands)	Extension	Payment Delay	Rate Reduction & Extension	Total	% of Total Class of Receivable
Income producing CRE	$38,138	$—	$21,202	$59,340	1.6%	$—
Commercial & industrial	2,718	29,517	—	32,235	1.3	—
Equipment financing	8,069	—	—	8,069	0.5	—
Residential mortgage	57	—	630	687	—	—
Manufactured housing	—	—	259	259	0.1	—
Total	$48,982	$29,517	$22,091	$100,590	0.6	$—

The following paragraphs further describe the terms of FDMs executed during the six months ended June 30, 2023:

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

During the six months ended June 30, 2023, FDMs categorized as rate reduction and extensions in the income producing CRE category resulted in a decrease in weighted average interest rate of 57 basis points and extended the weighted average maturity by three years. Residential mortgage and manufactured housing FDMs resulted in a decrease in the weighted average interest rate on these FDMs of 576 basis points and extended the weighted average maturity by 15 years.

Allowance for Credit Losses
The ACL for loans represents management’s estimate of life of loan credit losses in the portfolio as of the end of the period. The ACL related to unfunded commitments is included in other liabilities in the consolidated balance sheet.

At both June 30, 2024 and December 31, 2023, United used a one-year reasonable and supportable forecast period. Expected credit losses were estimated using a regression model for each segment based on historical data from peer banks combined with a third party vendor’s baseline economic forecast to predict the change in credit losses. These estimates were then combined with a starting value that was based on United’s recent charge-off experience to produce an expected default rate, with the results subject to a floor. At June 30, 2024, United elected to adjust the model assumption regarding the look-back period used to determine the starting value for the expected default rate, thus lessening the need for model overlays, which in combination did not have a material impact on the ACL.

In the case of commercial & industrial loans, at June 30, 2024, the expected default rate was adjusted by a model overlay based on expectations of future performance.

At June 30, 2024, the third party vendor’s baseline economic forecast was similar to the forecast at December 31, 2023. At June 30, 2024, United applied qualitative adjustments to the model output for the residential mortgage, owner occupied CRE and income producing CRE portfolios.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the balance and activity in the ACL by portfolio segment for the periods indicated (in thousands).

	Three Months Ended June 30,
	2024					2023
	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied CRE	$19,658	$(373)	$210	$2,292	$21,787	$20,831	$—	$205	$752	$21,788
Income producing CRE	46,798	(3,129)	161	(936)	42,894	33,607	(2,033)	849	6,352	38,775
Commercial & industrial	31,858	(3,284)	2,003	1,524	32,101	28,312	(3,753)	1,007	4,290	29,856
Commercial construction	20,023	—	48	(454)	19,617	22,073	—	105	98	22,276
Equipment financing	39,982	(6,604)	1,102	10,635	45,115	26,195	(3,752)	1,215	4,946	28,604
Residential mortgage	28,636	(6)	113	(131)	28,612	24,082	(26)	69	1,306	25,431
Home equity	9,715	—	27	(356)	9,386	10,337	(24)	83	213	10,609
Residential construction	1,529	(56)	30	(119)	1,384	2,043	(637)	14	2,026	3,446
Manufactured housing	12,044	(1,233)	83	628	11,522	8,424	(620)	—	1,400	9,204
Consumer	691	(916)	210	619	604	630	(1,327)	226	1,187	716
ACL - loans	210,934	(15,601)	3,987	13,702	213,022	176,534	(12,172)	3,773	22,570	190,705
ACL - unfunded commitments	13,185	—	—	(1,467)	11,718	21,389	—	—	183	21,572
Total ACL	$224,119	$(15,601)	$3,987	$12,235	$224,740	$197,923	$(12,172)	$3,773	$22,753	$212,277

	Six Months Ended June 30,
	2024					2023
	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Initial ACL - PCD loans (1)	Charge- Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied CRE	$23,542	$(801)	$436	$(1,390)	$21,787	$19,834	$181	$(207)	$322	$1,658	$21,788
Income producing CRE	47,755	(3,358)	185	(1,688)	42,894	32,082	307	(4,814)	1,324	9,876	38,775
Commercial & industrial	30,890	(8,070)	2,883	6,398	32,101	23,504	1,358	(4,651)	1,680	7,965	29,856
Commercial construction	21,741	(53)	81	(2,152)	19,617	20,120	39	—	142	1,975	22,276
Equipment financing	33,383	(13,893)	2,029	23,596	45,115	23,395	—	(7,779)	1,867	11,121	28,604
Residential mortgage	28,219	(22)	145	270	28,612	20,809	157	(45)	175	4,335	25,431
Home equity	9,647	(7)	88	(342)	9,386	8,707	534	(145)	171	1,342	10,609
Residential construction	1,833	(189)	44	(304)	1,384	2,049	124	(637)	29	1,881	3,446
Manufactured housing	10,339	(2,840)	121	3,902	11,522	8,098	—	(1,274)	26	2,354	9,204
Consumer	722	(1,777)	476	1,183	604	759	4	(2,144)	477	1,620	716
ACL - loans	208,071	(31,010)	6,488	29,473	213,022	159,357	2,704	(21,696)	6,213	44,127	190,705
ACL - unfunded commitments	16,057	—	—	(4,339)	11,718	21,163	—	—	—	409	21,572
Total ACL	$224,128	$(31,010)	$6,488	$25,134	$224,740	$180,520	$2,704	$(21,696)	$6,213	$44,536	$212,277
(1) Represents the initial ACL related to PCD loans acquired in the Progress transaction.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 7 – Derivatives and Hedging Activities

The table below presents the fair value of derivative financial instruments, which are included in other assets and other liabilities on the consolidated balance sheet, as of the dates indicated:

	June 30, 2024			December 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Derivative Asset	Derivative Liability		Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Cash flow hedge of subordinated debt	$100,000	$13,325	$—	$100,000	$13,168	$—
Cash flow hedges of trust preferred securities	20,000	—	—	20,000	—	—
Fair value hedges of AFS debt securities	790,628	—	—	655,511	—	—
Fair value hedges of loans	1,650,000	—	—	150,000	—	—
Total	2,560,628	13,325	—	925,511	13,168	—

Derivatives not designated as hedging instruments:
Customer derivative positions	1,135,793	1,164	74,493	1,177,275	3,461	68,384
Dealer offsets to customer derivative positions	1,135,793	24,799	1,168	1,197,364	23,061	4,597
Risk participations	91,747	1	7	90,597	1	8
Mortgage banking - loan commitments	89,064	1,594	—	48,452	1,089	—
Mortgage banking - forward sales commitment	103,295	218	115	81,671	20	658
Bifurcated embedded derivatives	51,935	10,742	—	51,935	9,552	—
Dealer offsets to bifurcated embedded derivatives	51,935	—	12,251	51,935	—	11,164
Total	2,659,562	38,518	88,034	2,699,229	37,184	84,811

Total derivatives	$5,220,190	$51,843	$88,034	$3,624,740	$50,352	$84,811

Total gross derivative instruments		$51,843	$88,034		$50,352	$84,811
Less: Amounts subject to master netting agreements		(1,340)	(1,340)		(4,683)	(4,683)
Less: Cash collateral received/pledged		(38,671)	(12,655)		(33,921)	(11,330)
Net amount		$11,832	$74,039		$11,748	$68,798

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

Hedging Derivatives

Cash Flow Hedges of Interest Rate Risk
As of June 30, 2024 and December 31, 2023, United utilized interest rate caps and swaps to hedge the variability of cash flows due to changes in interest rates on certain of its variable-rate subordinated debt and trust preferred securities. Gains and losses related to changes in fair value are reclassified into earnings in the periods the hedged forecasted transactions occur. Losses representing amortization of the premium recorded on cash flow hedges, which is a component excluded from the assessment of effectiveness, are recognized in earnings on a straight-line basis in the same caption as the hedged item over the term of the hedge. Over the next twelve months, United expects to reclassify $5.05 million of gains from AOCI into earnings related to these agreements.

Fair Value Hedges of Interest Rate Risk
United uses interest rate derivatives to manage its exposure to changes in fair value attributable to changes in interest rates on certain of its fixed-rate financial instruments. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives. During the first half of 2024, United entered into additional fair value hedges on stated amounts of closed portfolios of loans and investment securities using the portfolio layer method.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The table below presents the effect of derivatives in hedging relationships, all of which are interest rate contracts, on net interest income for the periods indicated.

	Affected Income Statement Line Item Increase/(Decrease) to Earnings	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2024	2023	2024	2023
Fair value hedges:
AFS securities:
Amounts related to interest settlements on derivatives		$3,120	$2,310	$5,976	2,310
Gain recognized on derivative		390	13,889	9,852	13,889
Gain (loss) recognized on hedged items		310	(15,289)	(9,488)	(15,289)
Net income recognized on AFS securities fair value hedges	Interest revenue- investment securities	$3,820	$910	$6,340	$910
Loans:
Amounts related to interest settlements on derivatives		$3,665	$—	$4,963	$—
Gain recognized on derivatives		3,467	—	5,625	—
Loss recognized on hedged items		(3,351)	—	(5,646)	—
Net income recognized on loan fair value hedges	Interest revenue - loans, including fees	$3,781	$—	$4,942	$—

Cash flow hedges:
Long-term debt (1)	Interest expense- long term debt	$1,438	$1,234	$2,878	$2,056
 (1) Includes premium amortization expense excluded from the assessment of hedge effectiveness of $235,000 and $229,000 for the six months ended June 30, 2024 and 2023, respectively.

The table below presents the carrying amount of hedged items and cumulative fair value hedging basis adjustments for the periods presented. All fair value hedges of AFS debt securities and loans at June 30, 2024 and December 31, 2023 were designated under the portfolio layer method.

(in thousands)	June 30, 2024			December 31, 2023
Balance Sheet Location	Carrying Amount	Hedge Accounting Basis Adjustment	Hedged Portfolio Layer	Carrying Amount	Hedge Accounting Basis Adjustment	Hedged Portfolio Layer
Debt securities AFS (1)	$957,162	$(14,161)	$790,628	$789,908	$(4,673)	$655,511
Loans and leases held for investment	5,240,360	(3,753)	1,650,000	1,017,379	1,893	150,000
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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The table below presents the gains and losses recognized in income on derivatives not designated as hedging instruments for the periods indicated.

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2024	2023	2024	2023
Customer derivatives and dealer offsets	Other noninterest income	$451	$545	$206	$912
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	1	(474)	(191)	(1,007)
Mortgage banking derivatives	Mortgage loan revenue	451	174	1,352	1,401
Risk participations	Other noninterest income	(3)	154	(1)	142
		$900	$399	$1,366	$1,448

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

Note 8 – Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below.

(in thousands)	June 30, 2024	December 31, 2023
Core deposit intangible	$100,694	$104,174
Less: accumulated amortization	(44,300)	(40,495)
Net core deposit intangible	56,394	63,679
Customer relationship intangible	8,400	8,400
Less: accumulated amortization	(2,302)	(1,906)
Net customer relationship intangible	6,098	6,494
Total intangibles subject to amortization, net (1)	62,492	70,173
Goodwill	916,153	919,914
Total goodwill and other intangible assets, net	$978,645	$990,087
(1) As intangible assets become fully amortized, they are excluded from balances presented.

At June 30, 2024, FinTrust met the criteria to be classified as held for sale. As a result, the carrying amount of FinTrust’s net assets held for sale was compared to fair value, less cost to sell, which resulted in a $5.10 million write-down to the goodwill associated with FinTrust. The write-down is reflected in other noninterest expense in the Consolidated Statements of Income. As of June 30, 2024, FinTrust had total assets of $16.0 million, including $9.06 million of goodwill and a $6.02 million customer list intangible, and $690,000 of liabilities. In second quarter 2024, United entered into an agreement to sell FinTrust, which is expected to close in the third quarter of 2024.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the changes in the carrying amounts of goodwill for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Balance, beginning of period (1)	$921,253	$896,718	$919,914	$751,174
Acquisitions	—	—	—	145,544
Measurement period adjustment - First Miami (2)	—	—	1,339	—
FinTrust goodwill write-down	(5,100)	—	(5,100)	—
Balance, end of period (1)	$916,153	$896,718	$916,153	$896,718
(1) Goodwill balances are shown net of accumulated impairment losses of $306 million incurred prior to 2023.
(2) See Note 4 for further details.

The estimated aggregate amortization expense for future periods for finite-lived intangibles, excluding the customer relationship intangible associated with FinTrust, is as follows:

(in thousands)
Year
Remainder of 2024	$6,915
2025	12,272
2026	10,394
2027	8,516
2028	6,734
Thereafter	11,637
Total	$56,468

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

(in thousands)
June 30, 2024	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$472,664	$—	$—	$472,664
U.S. Government agencies & GSEs	—	312,407	—	312,407
State and political subdivisions	—	159,535	—	159,535
Residential MBS	—	1,530,190	—	1,530,190
Commercial MBS	—	804,575	—	804,575
Corporate bonds	—	192,211	2,197	194,408
Asset-backed securities	—	130,990	—	130,990
Equity securities with readily determinable fair values	5,915	1,788	—	7,703
Mortgage loans held for sale	—	49,315	—	49,315
Deferred compensation plan assets	13,616	—	—	13,616
Servicing rights for SBA/USDA loans	—	—	5,247	5,247
Residential mortgage servicing rights	—	—	38,014	38,014
Derivative financial instruments	—	38,910	12,933	51,843
Total assets	$492,195	$3,219,921	$58,391	$3,770,507

Liabilities:
Deferred compensation plan liability	$13,611	$—	$—	$13,611
Derivative financial instruments	—	74,721	13,313	88,034
Total liabilities	$13,611	$74,721	$13,313	$101,645

(in thousands)
December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$387,349	$—	$—	$387,349
U.S. Government agencies & GSEs	—	267,500	—	267,500
State and political subdivisions	—	164,049	—	164,049
Residential MBS	—	1,507,598	—	1,507,598
Commercial MBS	—	641,654	—	641,654
Corporate bonds	—	199,017	2,205	201,222
Asset-backed securities	—	161,712	—	161,712
Equity securities with readily determinable fair values	5,767	1,628	—	7,395
Mortgage loans held for sale	—	33,008	—	33,008
Deferred compensation plan assets	12,791	—	—	12,791
Servicing rights for SBA/USDA loans	—	—	5,444	5,444
Residential mortgage servicing rights	—	—	35,897	35,897
Derivative financial instruments	—	39,710	10,642	50,352
Total assets	$405,907	$3,015,876	$54,188	$3,475,971

Liabilities:
Deferred compensation plan liability	$12,838	$—	$—	$12,838
Derivative financial instruments	—	73,639	11,172	84,811
Total liabilities	$12,838	$73,639	$11,172	$97,649

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table shows a reconciliation of the beginning and ending balances for the periods indicated for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values.

	2024					2023
(in thousands)	Derivative Assets	Derivative Liabilities	SBA/USDA loan servicing rights	Residential mortgage servicing rights	Corporate Bonds	Derivative Assets	Derivative Liabilities	SBA/USDA loan servicing rights	Residential mortgage servicing rights	Corporate Bonds
Three Months Ended June 30,
Beginning balance	$12,811	$13,185	$5,507	$37,358	$2,160	$11,348	$11,195	$6,289	$36,081	$2,227
Additions	1,362	—	345	1,060	—	—	167	464	848	—
Sales and settlements	(1,394)	—	(313)	(1,037)	—	—	—	(231)	(496)	—
Fair value adjustments included in OCI	—	—	—	—	37	—	—	—	—	(44)
Fair value adjustments included in earnings	154	128	(292)	633	—	524	1,202	(374)	761	—
Ending balance	$12,933	$13,313	$5,247	$38,014	$2,197	$11,872	$12,564	$6,148	$37,194	$2,183

Six Months Ended June 30,
Beginning balance	$10,642	$11,172	$5,444	$35,897	$2,205	$11,513	$12,840	$5,188	$36,559	$2,212
Business combinations	—	—	—	—	—	—	—	95	—	—
Additions	2,828	—	515	1,778	—	—	170	924	1,480	—
Transfers from Level 2	484	925	—	—	—	—	—	—	—	—
Sales and settlements	(2,317)	—	(554)	(1,797)	—	(11)	—	(451)	(948)	—
Fair value adjustments included in OCI	—	—	—	—	(8)	—	—	—	—	(29)
Fair value adjustments included in earnings	1,296	1,216	(158)	2,136	—	370	(446)	392	103	—
Ending balance	$12,933	$13,313	$5,247	$38,014	$2,197	$11,872	$12,564	$6,148	$37,194	$2,183

The following table presents quantitative information about significant Level 3 inputs for fair value on a recurring basis as of the dates indicated.

Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Inputs	June 30, 2024		December 31, 2023
			Range	Weighted Average	Range	Weighted Average
SBA/USDA loan servicing rights	Discounted cash flow	Discount rate	5.0% - 24.5%	12.1%	8.4% - 25.0%	16.2%
		Prepayment rate	1.9 - 39.0	19.8	3.5 - 37.4	18.5
Residential mortgage servicing rights	Discounted cash flow	Discount rate	10.0 - 12.5	10.0	10.0 - 15.0	10.0
		Prepayment rate	6.5 - 61.3	7.8	6.5 - 29.9	8.0
Corporate bonds	Discounted cash flow	Discount rate	7.1 - 7.3	7.2	6.1 - 6.7	6.5
Derivative assets - mortgage	Internal model	Pull through rate	60.0 - 100	90.6	60.0 - 100	90.5
Derivative assets and liabilities - other	Dealer priced	Dealer priced	N/A	N/A	N/A	N/A

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

Mortgage Loans Held for Sale
(in thousands)	June 30, 2024	December 31, 2023
Outstanding principal balance	$47,922	$31,788
Fair value	49,315	33,008

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Gain (Loss) from Change in Fair Value on Mortgage Loans Held for Sale
Location	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Mortgage loan gains and other related fees	$204	$33	$172	$264

Changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of assets that were still held as of June 30, 2024 and December 31, 2023, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented.

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2024
Loans held for investment	$—	$—	$26,133	$26,133
FinTrust net assets held for sale	—	—	15,322	15,322

December 31, 2023
Loans held for investment	$—	$—	$36,984	$36,984

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

At June 30, 2024, the net assets of FinTrust were classified as held for sale. As a result, the carrying amount of those net assets was compared to fair value, less cost to sell, which resulted in a $5.10 million write-down to the goodwill associated with FinTrust. The fair value, less cost to sell was based on a probability-weighted discounted cash flow valuation of the consideration included in a sales contract executed in June 2024. The valuation of the disposal group is categorized as Level 3 as significant unobservable inputs, most notably the probability assessment of realizing revenue-related contingent consideration, were used in the determination of fair value.

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

		Fair Value Level
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
June 30, 2024
Assets:
HTM debt securities	$2,432,941	$17,819	$1,986,608	$—	$2,004,427
Loans and leases, net	17,998,171	—	—	17,499,616	17,499,616

Liabilities:
Deposits	22,982,122	—	22,968,706	—	22,968,706
Long-term debt	324,887	—	—	310,645	310,645

December 31, 2023
Assets:
HTM debt securities	$2,490,848	$17,950	$2,077,670	$—	$2,095,620
Loans and leases, net	18,110,684	—	—	17,585,073	17,585,073

Liabilities:
Deposits	23,310,611	—	23,305,223	—	23,305,223
Long-term debt	324,823	—	—	310,060	310,060

Note 10 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of various share-based compensation. The general terms of the plan include a vesting period (usually four years) with an exercise period not to exceed ten years. Certain options and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan document). As of June 30, 2024, the plan covered 2.08 million shares that could be issued pursuant to additional awards granted under the plan.

The table below presents restricted stock unit and option activity for the six months ended June 30, 2024.

	Restricted Stock Unit Awards			Options
	Shares	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value ($000)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2023	929,367	$28.85		406,737	$21.19
Granted	232,747	27.94		—	—
Released / Exercised	(80,246)	27.77	$2,189	(57,194)	20.40		$379
Cancelled	(69,658)	27.81		(2,353)	26.05
Outstanding at June 30, 2024	1,012,210	28.83	25,771	347,190	21.28	4.8	1,482

Vested / Exercisable at June 30, 2024	—	—		347,190	21.28	4.8	1,482
No compensation expense relating to options was included in earnings for the six months ended June 30, 2024 and 2023.

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

For the six months ended June 30, 2024 and 2023, expense of $4.63 million and $4.46 million, respectively, was recognized related to restricted stock unit and performance stock unit awards granted to United employees, which was included in salaries and employee benefits expense. In addition, for the six months ended June 30, 2024 and 2023, $360,000 and $331,000, respectively, was recognized in other expense for restricted stock unit awards granted to members of United’s Board.

A deferred income tax benefit related to stock-based compensation expense of $1.26 million and $1.22 million was included in the determination of income tax expense for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, there was $21.0 million of unrecognized expense related to non-vested restricted stock unit and performance stock unit awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Note 11 – Reclassifications Out of AOCI

The following table presents the details regarding amounts reclassified out of AOCI for the periods indicated. Amounts shown in parentheses reduce earnings.

(in thousands)
Details about AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2024	2023	2024	2023
Realized losses on AFS securities:
	$—	$—	$—	$(1,644)	Securities losses, net
	—	—	—	374	Income tax expense
	$—	$—	$—	$(1,270)	Net of tax

Amortization of unrealized losses on HTM securities transferred from AFS:
	$(2,474)	$(2,518)	$(4,537)	$(5,486)	Investment securities interest revenue
	702	604	1,195	1,324	Income tax expense
	$(1,772)	$(1,914)	$(3,342)	$(4,162)	Net of tax

Reclassifications related to derivative instruments accounted for as cash flow hedges:
Interest rate contracts	$1,438	$1,234	$2,878	$2,056	Long-term debt interest expense
	(363)	(315)	(731)	(525)	Income tax expense
	$1,075	$919	$2,147	$1,531	Net of tax

Amortization of defined benefit pension plan net periodic pension cost components:
Prior service cost	$(46)	$(61)	$(90)	$(122)	Salaries and employee benefits expense
	12	15	23	31	Income tax expense
	$(34)	$(46)	$(67)	$(91)	Net of tax

Total reclassifications for the period	$(731)	$(1,041)	$(1,262)	$(3,992)	Net of tax

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net income	$66,615	$63,288	$129,246	$125,588
Dividends on preferred stock	(1,573)	(1,719)	(3,146)	(3,438)
Earnings allocated to participating securities	(368)	(342)	(713)	(680)
Net income available to common shareholders	$64,674	$61,227	$125,387	$121,470

Weighted average shares outstanding:
Basic	119,726	115,774	119,694	115,614
Effect of dilutive securities:
Stock options	59	95	69	166
Restricted stock units	—	—	—	15
Diluted	119,785	115,869	119,763	115,795

Net income per common share:
Basic	$0.54	$0.53	$1.05	$1.05
Diluted	$0.54	$0.53	$1.05	$1.05

At June 30, 2024 and 2023, United excluded from the computation of earnings per share 58,734 and 78,412, respectively, potentially dilutive shares of common stock issuable upon exercise of stock options because of their antidilutive effect.

Note 13 – Regulatory Matters

As of June 30, 2024, United and the Bank were categorized as well-capitalized under the regulatory requirements in effect at that time. To be categorized as well-capitalized, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at the time, as set forth in the table below, and have met certain other requirements. Management believes that United and the Bank exceeded all well-capitalized requirements at June 30, 2024, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.

Regulatory capital ratios at June 30, 2024 and December 31, 2023, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under regulatory requirements in effect at such times, are presented below for United and the Bank:

			United Community Banks, Inc. (Consolidated)		United Community Bank
(dollars in thousands)	Minimum (1)	Well- Capitalized	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Risk-based ratios:
CET1 capital	4.5%	6.5%	12.79%	12.16%	12.90%	12.22%
Tier 1 capital	6.0	8.0	13.24	12.60	12.90	12.22
Total capital	8.0	10.0	15.08	14.49	13.95	13.23
Leverage ratio	4.0	5.0	9.93	9.47	9.66	9.17

CET1 capital			$2,518,875	$2,432,518	$2,530,580	$2,435,962
Tier 1 capital			2,607,141	2,520,784	2,530,580	2,435,962
Total capital			2,969,633	2,898,474	2,737,626	2,638,009
Risk-weighted assets			19,697,147	20,007,236	19,619,786	19,933,429
Average total assets for the leverage ratio			26,264,213	26,621,561	26,209,793	26,563,946
(1) As of June 30, 2024 and December 31, 2023 the minimum ratios as presented were subject to an additional capital conservation buffer of 2.50%

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

The following table summarizes the contractual amount of off-balance sheet instruments as of the dates indicated.

(in thousands)	June 30, 2024	December 31, 2023
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$3,963,860	$4,305,483
Letters of credit	60,743	61,808

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

The following table summarizes, as of the dates indicated, tax credit and certain equity method investments:

(in thousands)	Balance Sheet Location	June 30, 2024	December 31, 2023
Investments in LIHTC:
Carrying amount	Other assets	$55,992	$48,867
Amount of future funding commitments included in carrying amount	Other liabilities	21,270	14,176
Lending exposure	Loans and leases held for investment	11,542	803
Renewable energy investments:
Carrying amount	Other assets	4,333	18,631
Amount of future funding commitments (1)	N/A	14,406	14,406
Fintech funds and certain other equity method investments:
Carrying amount	Other assets	40,157	33,720
Amount of future funding commitments not included in carrying amount	N/A	29,295	25,008
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

(dollars in thousands)	Income Statement Location	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Investments in LIHTC:
Income tax credits and other income tax benefits	Income tax expense	$(1,997)	$(3,993)
Amortization expense	Income tax expense	1,736	3,567

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at June 30, 2024 and December 31, 2023 and our results of operations for the three and six months ended June 30, 2024 and 2023. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. The following discussion and analysis should be read along with our consolidated financial statements and related notes included in Part I - Item 1 of this Report, “Cautionary Note Regarding Forward-Looking Statements” and the risk factors discussed in our 2023 10-K and the other reports we have filed with the SEC after we filed the 2023 10-K.

Unless the context otherwise requires, the terms “we,” “our,” “us” refer to United on a consolidated basis.

Overview

We offer a wide array of commercial and consumer banking services and investment advisory services primarily through a 203 branch network throughout Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama. We have grown organically as well as through strategic acquisitions. At June 30, 2024, we had consolidated total assets of $27.1 billion and 3,070 full-time equivalent employees.

Recent Developments

•Effective May 2024, we officially moved our holding company headquarters from Blairsville, Georgia to Greenville, South Carolina.
•Effective June 2024, the Bank changed its primary federal regulator from the FDIC to the Federal Reserve.
•Effective August 6, 2024, we transferred the listing of our securities from NASDAQ to the New York Stock Exchange. Our common shares are now listed under the trading symbol UCB and our preferred Series I depositary shares are now listed under the trading symbol UCB PRI.
•During the second quarter of 2024, we entered into an agreement to sell FinTrust, which we expect to close in the third quarter of 2024.
Results of Operations
We reported net income and diluted earnings per common share of $66.6 million and $0.54, respectively, for the second quarter of 2024, compared to $63.3 million and $0.53, respectively, for the same period in 2023. The increase in net income resulted primarily from higher net interest revenue and a decrease in provision for credit losses, which were partly offset by higher noninterest expense.

Net interest revenue increased to $209 million for the second quarter of 2024, compared to $200 million for the second quarter of 2023. The increase in interest revenue was provided by loan growth, including loans acquired from First Miami, higher interest rates earned on our average loan and securities portfolios, partly resulting from the replacement of lower-yielding fixed rate asset runoff with higher-yielding market rate instruments, and earnings from fair value hedges on certain AFS investment securities and loans. The increase in interest revenue was partially offset by increases in interest expense resulting from higher rates paid on deposits, including deposits received through the First Miami acquisition. Our net interest spread decreased 15 basis points to 2.32%, reflecting a steeper increase in rates paid on deposits compared to that of loans since the second quarter of 2023. Our net interest margin, which was 3.37% for the second quarters of 2024 and 2023, was also impacted by rising deposit rates, but was partially mitigated by the benefit of noninterest-bearing funding sources which, aside from some balance attrition, were unaffected by rising interest rates, thereby keeping our net interest margin level with the second quarter of 2023.

We recorded a provision for credit losses of $12.2 million for the second quarter of 2024, compared to a provision of $22.8 million for the second quarter of 2023. The provision for credit losses for the second quarter of 2024 reflects slower loan growth and current period net charge offs of $11.6 million. The provision for unfunded commitments for the quarter was a negative $1.47 million due to a decrease in the amount of unfunded commitments.

Noninterest income of $36.6 million for the second quarter of 2024 remained relatively flat compared to that of the second quarter of 2023. We saw increases in several of our noninterest income components, notably services charges and other fees, other investment gains, treasury management income and wealth management fees. These increases were mostly offset by lower gains on sale of other loans, a decrease in customer derivative fees and a decrease in other noninterest income. The decrease in other noninterest income is mostly attributable to the second quarter of 2023 including the gain on sale of a commercial insurance book of business of $1.59 million.

For the second quarter of 2024, noninterest expenses of $147 million increased $14.6 million, or 11%, compared to the same period of 2023. The increase was primarily attributable to a $9.57 million increase in salaries and employee benefits, a $5.10 million goodwill write-down associated with the pending sale of FinTrust, an $1.24 million increase in communications and equipment expense and a $862,000 increase in occupancy expense. The increase in salaries and benefits and occupancy expense was partially attributable to the addition of First Miami employees and branches on July 1, 2023. These increases were partially offset by a $1.49 million decrease in merger-related and other charges.

For the six months ended June 30, 2024 and 2023, we reported net income of $129 million and $126 million, respectively, and diluted earnings per common share of $1.05 for both periods. Net interest revenue and net interest margin for the six months ended June 30, 2024 were $408 million and 3.28%, respectively, compared to $412 million and 3.49%, respectively, for the same period in 2023. In addition to the factors affecting the second quarter of 2024, results of operations for the six months ended June 30, 2024 include a $1.51 million increase in BOLI income related to death benefits recognized in the first quarter of 2024 and higher FDIC assessment expense of $3.89 million, which is mostly attributable to the FDIC special assessment.

Results for the second quarter and first six months of 2024 are discussed in further detail throughout the following sections of MD&A.

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

UNITED COMMUNITY BANKS, INC.
Table 1 - Financial Highlights
(dollars in thousands, except per share data)
	2024		2023			Second Quarter 2024 - 2023 Change	For the Six Months Ended June 30,		YTD Change
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter		2024	2023
INCOME SUMMARY
Interest revenue	$346,965	$336,728	$338,698	$323,147	$295,775		$683,693	$575,262
Interest expense	138,265	137,579	135,245	120,591	95,489		275,844	163,506
Net interest revenue	208,700	199,149	203,453	202,556	200,286	4%	407,849	411,756	(1)%
Provision for credit losses	12,235	12,899	14,626	30,268	22,753		25,134	44,536
Noninterest income	36,556	39,587	(23,090)	31,977	36,387	—	76,143	66,596	14
Total revenue	233,021	225,837	165,737	204,265	213,920	9	458,858	433,816	6
Noninterest expenses	147,044	145,002	154,587	144,474	132,407	11	292,046	272,212	7
Income before income tax expense	85,977	80,835	11,150	59,791	81,513	5	166,812	161,604	3
Income tax expense	19,362	18,204	(2,940)	11,925	18,225	6	37,566	36,016	4
Net income	66,615	62,631	14,090	47,866	63,288	5	129,246	125,588	3
Non-operating items	6,493	2,187	67,450	9,168	3,645		8,680	12,276
Income tax benefit of non-operating items	(1,462)	(493)	(16,714)	(2,000)	(820)		(1,955)	(2,775)
Net income - operating (1)	$71,646	$64,325	$64,826	$55,034	$66,113	8	$135,971	$135,089	1

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$0.54	$0.51	$0.11	$0.39	$0.53	2	$1.05	$1.05	—
Diluted net income - operating (1)	0.58	0.52	0.53	0.45	0.55	5	1.10	1.13	(3)
Cash dividends declared	0.23	0.23	0.23	0.23	0.23	—	0.46	0.46	—
Book value	27.18	26.83	26.52	25.87	25.98	5	27.18	25.98	5
Tangible book value (3)	19.13	18.71	18.39	17.70	17.83	7	19.13	17.83	7
Key performance ratios:
Return on common equity - GAAP (2)(4)	7.53%	7.14%	1.44%	5.32%	7.47%		7.34%	7.41%
Return on common equity - operating (1)(2)(4)	8.12	7.34	7.27	6.14	7.82		7.73	7.98
Return on tangible common equity - operating (1)(2)(3)(4)	11.68	10.68	10.58	9.03	11.35		11.18	11.49
Return on assets - GAAP (4)	0.97	0.90	0.18	0.68	0.95		0.94	0.95
Return on assets - operating (1)(4)	1.04	0.93	0.92	0.79	1.00		0.99	1.03
Net interest margin (FTE) (4)	3.37	3.20	3.19	3.24	3.37		3.28	3.49
Efficiency ratio - GAAP	59.70	60.47	66.33	61.32	55.71		60.08	56.46
Efficiency ratio - operating (1)	57.06	59.15	59.57	57.43	54.17		58.08	53.92
Equity to total assets	12.35	12.06	11.95	11.85	11.89		12.35	11.89
Tangible common equity to tangible assets (3)	8.78	8.49	8.36	8.18	8.21		8.78	8.21

ASSET QUALITY
NPAs	$116,722	$107,230	$92,877	$90,883	$103,737	13	$116,722	$103,737	13
ACL - loans	213,022	210,934	208,071	201,557	190,705	12	213,022	190,705	12
Net charge-offs	11,614	12,908	10,122	26,638	8,399		24,522	15,483
ACL - loans to loans	1.17%	1.15%	1.14%	1.11%	1.10%		1.17%	1.10%
Net charge-offs to average loans (4)	0.26	0.28	0.22	0.59	0.20		0.27	0.18
NPAs to total assets	0.43	0.39	0.34	0.34	0.40		0.43	0.40

AT PERIOD END ($ in millions)
Loans	$18,211	$18,375	$18,319	$18,203	$17,395	5	$18,211	$17,395	5
Investment securities	6,038	5,859	5,822	5,701	5,914	2	6,038	5,914	2
Total assets	27,057	27,365	27,297	26,869	26,120	4	27,057	26,120	4
Deposits	22,982	23,332	23,311	22,858	22,252	3	22,982	22,252	3
Shareholders’ equity	3,343	3,300	3,262	3,184	3,106	8	3,343	3,106	8
Common shares outstanding (thousands)	119,175	119,137	119,010	118,976	115,266	3	119,175	115,266	3
(1)Excludes non-operating items as detailed on Non-GAAP Performance Measures Reconciliation on next page. (2) Net income less preferred stock dividends, divided by average realized common equity, which excludes AOCI. (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Financial Highlights
Non-GAAP Performance Measures Reconciliation
(dollars in thousands, except per share data)
	2024		2023			For the Six Months Ended June 30,
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2024	2023
Net income to operating income reconciliation
Net income (GAAP)	$66,615	$62,631	$14,090	$47,866	$63,288	$129,246	$125,588
Bond portfolio restructuring loss	—	—	51,689	—	—	—	—
Gain on lease termination	—	(2,400)	—	—	—	(2,400)	—
Loss on FinTrust (goodwill impairment)	5,100	—	—	—	—	5,100	—
FDIC special assessment	(764)	2,500	9,995	—	—	1,736	—
Merger-related and other charges	2,157	2,087	5,766	9,168	3,645	4,244	12,276
Income tax benefit of non-operating items	(1,462)	(493)	(16,714)	(2,000)	(820)	(1,955)	(2,775)
Net income - operating	$71,646	$64,325	$64,826	$55,034	$66,113	$135,971	$135,089

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$0.54	$0.51	$0.11	$0.39	$0.53	$1.05	$1.05
Bond portfolio restructuring loss	—	—	0.32	—	—	—	—
Gain on lease termination	—	(0.02)	—	—	—	(0.02)	—
Loss on FinTrust (goodwill impairment)	0.03	—	—	—	—	0.03	—
FDIC special assessment	—	0.02	0.06	—	—	0.02	—
Merger-related and other charges	0.01	0.01	0.04	0.06	0.02	0.02	0.08
Diluted income per common share - operating	$0.58	$0.52	$0.53	$0.45	$0.55	$1.10	$1.13

Book value per common share reconciliation
Book value per common share (GAAP)	$27.18	$26.83	$26.52	$25.87	$25.98	$27.18	$25.98
Effect of goodwill and other intangibles	(8.05)	(8.12)	(8.13)	(8.17)	(8.15)	(8.05)	(8.15)
Tangible book value per common share	$19.13	$18.71	$18.39	$17.70	$17.83	$19.13	$17.83

Return on tangible common equity reconciliation
Return on common equity (GAAP)	7.53%	7.14%	1.44%	5.32%	7.47%	7.34%	7.41%
Bond portfolio restructuring loss	—	—	4.47	—	—	—	—
Gain on lease termination	—	(0.22)	—	—	—	(0.11)	—
Loss on FinTrust (goodwill impairment)	0.46	—	—	—	—	0.23	—
FDIC special assessment	(0.07)	0.23	0.86	—	—	0.08	—
Merger-related and other charges	0.20	0.19	0.50	0.82	0.35	0.19	0.57
Return on common equity - operating	8.12	7.34	7.27	6.14	7.82	7.73	7.98
Effect of goodwill and other intangibles	3.56	3.34	3.31	2.89	3.53	3.45	3.51
Return on tangible common equity - operating	11.68%	10.68%	10.58%	9.03%	11.35%	11.18%	11.49%

Return on assets reconciliation
Return on assets (GAAP)	0.97%	0.90%	0.18%	0.68%	0.95%	0.94%	0.95%
Bond portfolio restructuring loss	—	—	0.57	—	—	—	—
Gain on lease termination	—	(0.03)	—	—	—	(0.01)	—
Loss on FinTrust (goodwill impairment)	0.06	—	—	—	—	0.03	—
FDIC special assessment	(0.01)	0.03	0.11	—	—	0.01	—
Merger-related and other charges	0.02	0.03	0.06	0.11	0.05	0.02	0.08
Return on assets - operating	1.04%	0.93%	0.92%	0.79%	1.00%	0.99%	1.03%

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Financial Highlights
Non-GAAP Performance Measures Reconciliation
(dollars in thousands, except per share data)
	2024		2023			For the Six Months Ended June 30,
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2024	2023
Efficiency ratio reconciliation
Efficiency ratio (GAAP)	59.70%	60.47%	66.33%	61.32%	55.71%	60.08%	56.46%
Gain on lease termination	—	0.60	—	—	—	0.29	—
Loss on FinTrust (goodwill impairment)	(2.07)	—	—	—	—	(1.05)	—
FDIC special assessment	0.31	(1.05)	(4.29)	—	—	(0.36)	—
Merger-related and other charges	(0.88)	(0.87)	(2.47)	(3.89)	(1.54)	(0.88)	(2.54)
Efficiency ratio - operating	57.06%	59.15%	59.57%	57.43%	54.17%	58.08%	53.92%

Tangible common equity to tangible assets reconciliation
Equity to total assets (GAAP)	12.35%	12.06%	11.95%	11.85%	11.89%	12.35%	11.89%
Effect of goodwill and other intangibles	(3.24)	(3.25)	(3.27)	(3.33)	(3.31)	(3.24)	(3.31)
Effect of preferred equity	(0.33)	(0.32)	(0.32)	(0.34)	(0.37)	(0.33)	(0.37)
Tangible common equity to tangible assets	8.78%	8.49%	8.36%	8.18%	8.21%	8.78%	8.21%

Net Interest Revenue

For the quarter:

FTE net interest revenue for the second quarter of 2024 was $210 million, an increase of $8.47 million from the same period in 2023. The increase was primarily driven by the $1.05 billion increase in average loans and a 58 basis point increase in the average rate earned on loans. As a result, loan interest revenue increased $40.9 million compared to the second quarter of 2023. The increase in average loans was provided by the addition of the First Miami loan portfolio on July 1, 2023, which as of the acquisition date had $577 million in loans, while the remaining increase represented organic growth. The increase in yield on average loans was attributable to rising rates, including the impact of the replacement of lower-yielding fixed rate asset runoff with higher-yielding market rate instruments, and $3.78 million in earnings from recent fair value hedges of loans, which were entered into during the fourth quarter of 2023 and the first quarter of 2024. Loan interest revenue for the second quarters of 2024 and 2023 also included $5.34 million and $4.06 million, respectively, of purchased loan discount accretion.

Additionally, FTE interest revenue on securities increased $8.99 million compared to the same period of last year, driven by an increase in the average interest rate earned on taxable securities of 61 basis points. The increase in yield is mostly attributable to rising interest rates, the bond portfolio restructuring we completed in the fourth quarter of 2023 and the earnings from the fair value hedges of certain AFS securities, which we entered into during the second quarters of 2023 and 2024. In the second quarters of 2024 and 2023, we recognized $3.82 million and $910,000, respectively, in earnings related to the securities fair value hedges.

Interest expense for the second quarter of 2024 increased $42.8 million compared to the same quarter of 2023. The average daily balance of interest-bearing deposits increased $1.91 billion compared to the second quarter of 2023 and the average rate paid on those deposits increased 82 basis points, resulting in a $45.2 million increase in deposit interest expense. The growth in interest-bearing deposits is attributable to the addition of deposits acquired in the First Miami transaction, organic growth and deposit migration from noninterest-bearing deposit accounts. We have continued to attract and retain deposits by remaining competitive with our interest rate offerings, which has increased our average rate paid on deposits. The growth in our deposit base has allowed us to reduce our utilization of more costly short-term borrowings and FHLB advances, as the average balances of these combined decreased $192 million compared to the second quarter of 2023, resulting in a reduction in interest expense on these types of borrowings of $2.44 million.

Our net interest rate spread decreased 15 basis points to 2.32% while our net interest margin of 3.37% was flat for the second quarter of 2024 compared to 2023. The decrease in net interest rate spread reflects a steeper increase in average rates paid on deposits compared to the increase in rates earned on loans and securities during the second quarter of 2024. Despite compression in our net interest rate spread, the net interest margin remained flat, which reflects the positive effect of our non-interest-bearing funding sources in the rising rate environment.

For the six months ended:

FTE net interest revenue for the first six months of 2024 was $410 million, a 1% decrease compared to the first six months of 2023. During the first six months of 2024, our net interest spread decreased 42 basis points and our net interest margin decreased by 21 basis points compared to the same period of 2023. The net interest margin for the six months ended June 30, 2024 benefited from higher purchased loan accretion of $1.18 million, $5.43 million in higher earnings from the AFS securities fair value hedges and $4.94 million earnings from the loan fair value hedges. The compression in net interest rate spread and net interest margin for the six months ended 2024 compared to that of 2023 resulted primarily from the steep increase in rates paid on deposits over the last several quarters combined with interest-bearing deposit growth.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended June 30,
(dollars in thousands, (FTE))

	2024			2023
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$18,213,384	$291,378	6.43%	$17,166,129	$250,472	5.85%
Taxable securities (3)	5,952,414	48,364	3.25	5,956,193	39,329	2.64
Tax-exempt securities (FTE) (1)(3)	363,393	2,273	2.50	369,364	2,323	2.52
Federal funds sold and other interest-earning assets	499,565	6,011	4.84	461,022	4,658	4.05
Total interest-earning assets (FTE)	25,028,756	348,026	5.59	23,952,708	296,782	4.97

Noninterest-earning assets:
Allowance for credit losses	(215,104)			(181,769)
Cash and due from banks	204,792			251,691
Premises and equipment	392,325			345,771
Other assets (3)	1,605,558			1,500,827
Total assets	$27,016,327			$25,869,228

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$5,866,038	43,910	3.01	$4,879,591	27,597	2.27
Money market	6,068,530	53,531	3.55	5,197,789	33,480	2.58
Savings	1,160,708	687	0.24	1,306,394	702	0.22
Time	3,544,327	35,695	4.05	2,976,482	22,471	3.03
Brokered time deposits	50,323	639	5.11	423,536	4,967	4.70
Total interest-bearing deposits	16,689,926	134,462	3.24	14,783,792	89,217	2.42
Federal funds purchased and other borrowings	4,093	60	5.90	145,233	1,849	5.11
Federal Home Loan Bank advances	—	—	—	50,989	649	5.11
Long-term debt	324,870	3,743	4.63	324,740	3,774	4.66
Total borrowed funds	328,963	3,803	4.65	520,962	6,272	4.83
Total interest-bearing liabilities	17,018,889	138,265	3.27	15,304,754	95,489	2.50

Noninterest-bearing liabilities:
Noninterest-bearing deposits	6,283,487			7,072,760
Other liabilities	400,974			385,324
Total liabilities	23,703,350			22,762,838
Shareholders' equity	3,312,977			3,106,390
Total liabilities and shareholders' equity	$27,016,327			$25,869,228

Net interest revenue (FTE)		$209,761			$201,293
Net interest-rate spread (FTE)			2.32%			2.47%
Net interest margin (FTE) (4)			3.37%			3.37%

(1)Interest revenue on tax-exempt securities and loans includes a taxable-equivalent adjustment to reflect comparable interest on taxable securities and loans. The FTE adjustment totaled $1.06 million and $1.01 million, respectively, for the three months ended June 30, 2024 and 2023. The tax rate used to calculate the adjustment was 25% in 2024 and 26% in 2023, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)Included in the average balance of loans outstanding are loans on which the accrual of interest has been discontinued and loans that are held for sale.
(3)Unrealized losses on AFS securities, including those related to the transfer from AFS to HTM, have been reclassified to other assets. Pretax unrealized losses of $344 million in 2024 and $389 million in 2023 are included in other assets for purposes of this presentation.
(4)Net interest margin is taxable equivalent net interest revenue divided by average interest-earning assets.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Six Months Ended June 30,
(dollars in thousands, (FTE))

	2024			2023
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$18,256,562	$575,338	6.34%	$17,032,493	$487,002	5.77%
Taxable securities (3)	5,890,408	93,079	3.16	6,007,471	77,205	2.57
Tax-exempt securities (FTE) (1)(3)	364,873	4,584	2.51	395,827	5,157	2.61
Federal funds sold and other interest-earning assets	587,080	12,816	4.39	466,642	8,010	3.46
Total interest-earning assets (FTE)	25,098,923	685,817	5.49	23,902,433	577,374	4.87

Non-interest-earning assets:
Allowance for loan losses	(214,050)			(174,716)
Cash and due from banks	212,998			261,397
Premises and equipment	389,173			337,499
Other assets (3)	1,611,928			1,492,926
Total assets	$27,098,972			$25,819,539

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$5,972,065	90,121	3.03	$4,690,798	45,196	1.94
Money market	5,966,374	104,009	3.51	5,210,457	58,546	2.27
Savings	1,176,768	1,393	0.24	1,361,357	1,240	0.18
Time	3,570,407	71,639	4.03	2,664,269	34,784	2.63
Brokered time deposits	50,333	1,084	4.33	316,470	7,312	4.66
Total interest-bearing deposits	16,735,947	268,246	3.22	14,243,351	147,078	2.08
Federal funds purchased and other borrowings	2,054	60	5.87	126,697	2,997	4.77
Federal Home Loan Bank advances	2	—	—	250,912	5,761	4.63
Long-term debt	324,854	7,538	4.67	324,721	7,670	4.76
Total borrowed funds	326,910	7,598	4.67	702,330	16,428	4.72
Total interest-bearing liabilities	17,062,857	275,844	3.25	14,945,681	163,506	2.21

Noninterest-bearing liabilities:
Noninterest-bearing deposits	6,340,783			7,383,575
Other liabilities	395,713			371,422
Total liabilities	23,799,353			22,700,678
Shareholders' equity	3,299,619			3,118,861
Total liabilities and shareholders' equity	$27,098,972			$25,819,539

Net interest revenue (FTE)		$409,973			$413,868
Net interest-rate spread (FTE)			2.24%			2.66%
Net interest margin (FTE) (4)			3.28%			3.49%

(1)Interest revenue on tax-exempt securities and loans includes a taxable-equivalent adjustment to reflect comparable interest on taxable securities and loans. The FTE adjustment totaled $2.12 million and $2.11 million, respectively, for the six months ended June 30, 2024 and 2023. The tax rate used to calculate the adjustment was 25% in 2024 and 26% in 2023, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)Included in the average balance of loans outstanding are loans on which the accrual of interest has been discontinued and loans that are held for sale.
(3)Unrealized gains and losses on AFS securities, including those related to the transfer from AFS to HTM, have been reclassified to other assets. Pretax unrealized losses of $333 million and $404 million in 2024 and 2023, respectively, are included in other assets for purposes of this presentation.
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

Table 4 - Change in Interest Revenue and Expense on a FTE Basis
(in thousands)

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Compared to 2023 Increase (Decrease) Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans (FTE)	$15,852	$25,054	$40,906	$36,476	$51,860	$88,336
Taxable securities	(25)	9,060	9,035	(1,531)	17,405	15,874
Tax-exempt securities (FTE)	(37)	(13)	(50)	(393)	(180)	(573)
Federal funds sold and other interest-earning assets	407	946	1,353	2,357	2,449	4,806
Total interest-earning assets (FTE)	16,197	35,047	51,244	36,909	71,534	108,443

Interest-bearing liabilities:
NOW and interest-bearing demand accounts	6,273	10,040	16,313	14,620	30,305	44,925
Money market accounts	6,255	13,796	20,051	9,469	35,994	45,463
Savings deposits	(82)	67	(15)	(184)	337	153
Time deposits	4,807	8,417	13,224	14,293	22,562	36,855
Brokered time deposits	(4,708)	380	(4,328)	(5,763)	(465)	(6,228)
Total interest-bearing deposits	12,545	32,700	45,245	32,435	88,733	121,168

Federal funds purchased & other borrowings	(2,032)	243	(1,789)	(3,507)	570	(2,937)
FHLB advances	(649)	—	(649)	(5,761)	—	(5,761)
Long-term debt	2	(33)	(31)	3	(135)	(132)
Total borrowed funds	(2,679)	210	(2,469)	(9,265)	435	(8,830)
Total interest-bearing liabilities	9,866	32,910	42,776	23,170	89,168	112,338

Change in net interest revenue (FTE)	$6,331	$2,137	$8,468	$13,739	$(17,634)	$(3,895)

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

We recorded a provision for credit losses of $12.2 million and $25.1 million, respectively, for the three and six months ended June 30, 2024, compared to $22.8 million and $44.5 million, respectively, for the same periods of 2023. The provision recorded for the first six months of 2023 included the initial provision for credit losses on Progress non-PCD loans and unfunded commitments of $10.4 million. Excluding the provision for credit losses for the initial non-PCD ACL for Progress recorded in the first six months of 2023, provision expense for the first six months of 2024 decreased $8.95 million compared to the same period of 2023. The decrease was mostly driven by slower loan growth and a decline in unfunded commitments, partially offset by an increase in net charge-offs of $9.04 million. See Table 12 in MD&A for further detail on net charge-offs.

Additional discussion on credit quality and the ACL is included in the “Asset Quality and Risk Elements” section of MD&A in this Report.

Noninterest Income

The following table presents the components of noninterest income for the periods indicated.

Table 5 - Noninterest Income
(dollars in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Service charges and fees:
Overdraft fees	$3,374	$2,764	$610	22%	$6,374	$5,256	$1,118	21%
ATM and debit card fees	3,939	3,937	2	—	7,444	7,712	(268)	(3)
Other service charges and fees	3,307	3,076	231	8	6,066	5,508	558	10
Total service charges and fees	10,620	9,777	843	9	19,884	18,476	1,408	8
Mortgage loan gains and related fees	6,799	6,584	215	3	14,310	11,105	3,205	29
Wealth management fees	6,386	5,600	786	14	12,699	11,324	1,375	12
Gains on sales of other loans	1,296	2,305	(1,009)	(44)	2,833	4,221	(1,388)	(33)
Lending and loan servicing fees	3,328	2,978	350	12	7,538	6,994	544	8
Securities losses, net	—	—	—		—	(1,644)	1,644
Other noninterest income:
Customer derivative fees	199	802	(603)	(75)	438	1,157	(719)	(62)
Other investment gains	1,845	1,090	755	69	2,948	2,154	794	37
BOLI	1,909	1,681	228	14	4,804	3,296	1,508	46
Treasury management income	1,691	1,147	544	47	3,188	2,251	937	42
Other	2,483	4,423	(1,940)	(44)	7,501	7,262	239	3
Total other noninterest income	8,127	9,143	(1,016)	(11)	18,879	16,120	2,759	17
Total noninterest income	$36,556	$36,387	$169	—	$76,143	$66,596	$9,547	14

Overdraft fees for the second quarter and first half of 2024 increased compared to the same periods of 2023, driven by higher transaction volume.

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

The increase in mortgage loan gains and related fees for the six months ended June 30, 2024 was primarily a result of positive fair value adjustments to our mortgage servicing asset and higher gains on mortgage sales. During the first half of 2024, we recorded a positive fair value adjustment, including decay, to the mortgage servicing rights asset of $1.59 million, compared to an $836,000 negative fair value adjustment, including decay, during the first half of 2023.

Table 6 - Mortgage Loan Metrics
(dollars in thousands)
	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Mortgage rate locks	$294,935	$304,774	(3)%	$554,512	$639,471	(13)%
# of mortgage rate locks	874	899	(3)	1,665	1,822	(9)

Mortgage loans sold	$144,651	$141,745	2	$270,590	$221,024	22
# of mortgage loans sold	514	482	7	919	777	18

Mortgage loans originated:
Purchases	$191,060	$232,735	(18)	$339,285	$425,428	(20)
Refinances	23,791	30,627	(22)	46,551	62,479	(25)
Total	$214,851	$263,362	(18)	$385,836	$487,907	(21)

# of mortgage loans originated	628	738	(15)	1,132	1,355	(16)

The increase in wealth management fees is mostly attributable to the addition of First Miami’s assets under management. Our total assets under management and advisement as of June 30, 2024 totaled $5.33 billion, of which $2.35 billion were attributable to FinTrust.

Our SBA/USDA lending strategy includes selling a portion of the loan production each quarter. The amount of loans sold depends on several variables including the current lending environment, balance sheet management activities and market pricing. From time to time, we also sell certain equipment financing receivables. The following table presents loans sold and the corresponding gains recognized on the sales for the periods indicated. The decrease in gains on other loan sales is mostly a result of our decision to hold more of our SBA/USDA and equipment financing loan production during 2024 compared to 2023.

Table 7 - Other Loan Sales
(in thousands)
	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Loans Sold	Gain	Loans Sold	Gain	Loans Sold	Gain	Loans Sold	Gain
Guaranteed portion of SBA/USDA loans	$18,311	$1,189	$22,072	$1,567	$27,699	$1,830	$43,842	$3,090
Equipment financing receivables	8,391	107	20,571	738	36,714	1,003	39,274	1,131
Total	$26,702	$1,296	$42,643	$2,305	$64,413	$2,833	$83,116	$4,221

Significant changes in other noninterest income include:

•The decrease in customer derivative fees was mostly attributable to slower loan growth and low demand for the product in the current high interest rate environment.
•The increase in BOLI income for the six months ended 2024 compared to 2023 is primarily a result of death benefits realized during the first quarter of 2024.
•The increase in treasury management income is a result of growth in customer base enrolled in this product. This is reflective of our continued investment in this area, as we have increased our Treasury Management headcount throughout our geographic footprint.
•Other noninterest income for the second quarter of 2024 decreased compared to 2023 as 2023 included the gain on sale of a commercial insurance book of business of $1.59 million. The six months ended June 30, 2024 includes a lease termination gain of $2.40 million as a result of exiting one of our corporate offices.

Noninterest Expenses

The following table presents the components of noninterest expenses for the periods indicated.

Table 8 - Noninterest Expenses
(dollars in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Salaries and employee benefits	$85,818	$76,250	$9,568	13%	$170,803	$154,948	$15,855	10%
Communications and equipment	11,988	10,744	1,244	12	23,908	20,752	3,156	15
Occupancy	11,056	10,194	862	8	22,155	20,083	2,072	10
Advertising and public relations	2,459	2,314	145	6	4,360	4,663	(303)	(6)
Postage, printing and supplies	2,251	2,382	(131)	(5)	4,899	4,919	(20)	—
Professional fees	6,044	6,592	(548)	(8)	12,032	12,664	(632)	(5)
Lending and loan servicing expense	2,014	2,530	(516)	(20)	3,841	4,849	(1,008)	(21)
Outside services - electronic banking	2,812	2,660	152	6	5,730	6,085	(355)	(6)
FDIC assessments and other regulatory charges	4,467	4,142	325	8	12,033	8,143	3,890	48
Amortization of intangibles	3,794	3,421	373	11	7,681	6,949	732	11
Merger-related and other charges	2,157	3,645	(1,488)	(41)	4,244	12,276	(8,032)	(65)
Other	12,184	7,533	4,651	62	20,360	15,881	4,479	28
Total noninterest expenses	147,044	132,407	14,637	11	$292,046	$272,212	$19,834	7
The increase in salaries and employee benefits for the second quarter and first half of 2024 compared to the same periods of 2023 was driven by several factors, including the addition of First Miami employees starting in the third quarter of 2023, higher group insurance costs, increases in salaries, lower deferred direct loan origination costs and an increase in bonus expense. The increase in salaries is primarily driven by annual merit increases that went into effect for all employees on April 1, 2024. The decrease in deferred direct loan origination costs is attributable to slower loan growth. These increases were offset by decreases in commissions and incentive pay. In addition, for the six months ended June 30, 2024, we recorded higher deferred compensation plan expense resulting from first quarter gains on deferred compensation plan investments, which are included in other noninterest income. Full time equivalent headcount totaled 3,070 at June 30, 2024, compared to 3,064 at June 30, 2023.

Communications and equipment expense increased primarily due to incremental software contract costs and the growth in our network. We also recorded higher depreciation expense related to software and equipment placed into service since the second quarter of 2023, which includes technology equipment for our new Greenville headquarters building, the implementation of a new syndicated loan platform, and new signage associated with our rebranding.

Over half of the increase in occupancy costs for the second quarter and first six months of 2024 compared to the same periods of 2023 was attributable to the additional branches acquired in the First Miami transaction. The remaining increase was attributable to higher repairs and maintenance costs and depreciation expense, partially offset by a reduction in rent expense.

The increase in FDIC assessments and other regulatory charges for the first half of 2024 compared to that of 2023 was driven by growth in our FDIC assessment base and $1.74 million in additional expense related to the FDIC special assessment. The special assessment was formally announced in the fourth quarter of 2023 as part of the FDIC’s efforts to recover losses resulting from the bank failures that occurred in early 2023. Related to the special assessment, we accrued $10.0 million of expense in the fourth quarter of 2023, an additional $2.50 million in the first quarter of 2024 based on a revised estimate of the special assessment and a reduction in accrual of $764,000 in the second quarter of 2024 based on the actual assessment notice we received.

Merger-related and other charges for the second quarter and first half of 2024 primarily consisted of costs associated with our rebranding, branch closure costs, and expenses related to the First Miami acquisition. Merger-related and other charges for the same periods of 2023 were primarily related to the acquisition of Progress.

The increase in other noninterest expense for the three and six months ended June 30, 2024 was primarily driven by the goodwill write-down of $5.10 million recorded in the second quarter related to the pending sale of FinTrust. The write-down reflects the reduction in book value of FinTrust to the estimated fair value of the sales proceeds, of which a portion is contingent upon achieving certain revenue growth targets. We expect the sale to close in the third quarter of 2024.

Balance Sheet Review

Total assets at June 30, 2024 and December 31, 2023 were $27.1 billion and $27.3 billion, respectively. Total liabilities at June 30, 2024 and December 31, 2023 were $23.7 billion and $24.0 billion, respectively. Shareholders’ equity totaled $3.34 billion and $3.26 billion at June 30, 2024 and December 31, 2023, respectively.

Loans

Our loan portfolio, which as of June 30, 2024 totaled $18.2 billion, is our largest category of interest-earning assets. The following table presents a summary of the loan portfolio by loan type as of June 30, 2024.

Table 9 - Loan Portfolio Composition
As of June 30, 2024

Consumer 1%
Owner occupied commercial real estate 18%
Manufactured housing 2%
Residential construction 1%
Home equity 5%
Income producing commercial real estate 22%
Residential mortgage 18%
Commercial & industrial 13%
Equipment financing 9%
Commercial construction 11%

The following table provides a disaggregation of our Income Producing CRE portfolio as of June 30, 2024. Total loans within this category totaled $4.06 billion at June 30, 2024. Our office income producing CRE portfolio totaled $733 million as of June 30, 2024. The average loan within this category was $1.31 million and the largest loan was $12.2 million. Senior care loans, which we no longer originate, totaled $311 million at June 30, 2024.

Table 10 - CRE - Income Producing Portfolio Composition
As of June 30, 2024

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

We conduct reviews of special mention and substandard performing and nonperforming loans, past due loans and portfolio concentrations on a regular basis to identify risk migration and potential charges to the ACL. These items are discussed in a series of meetings attended by credit risk management leadership and leadership from various lending groups. In addition to the reviews mentioned above, an independent loan review team reviews the portfolio to ensure consistent application of risk rating policies and procedures.

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

The total ACL for loans at June 30, 2024 increased by $4.95 million, or 2%, compared to December 31, 2023 and the ACL for loans as a percentage of total loans remained relatively consistent. Slower loan growth in the second quarter and first half of 2024 resulted in a relatively stable ACL for loans as of June 30, 2024. Within the loan portfolio, there were increases in the ACL for equipment financing and manufactured housing loans, partially offset by a decrease in the ACL for income producing CRE loans. The increase in the ACL for manufactured housing resulted from an increase in the loss-given-default model assumption for this portfolio driven by recent history, while the increase in the ACL for equipment finance loans was driven mostly by loan growth and recent charge-off history. The decrease in ACL for income producing CRE loans was driven by a net decrease in balances in this loan category since December 31, 2023. Our ACL for unfunded commitments decreased mostly due to a decrease in our construction commitments.

Table 11 - Allocation of ACL
(dollars in thousands)

	June 30, 2024		December 31, 2023
	ACL	% of loans in each category to total loans	ACL	% of loans in each category to total loans
Owner occupied CRE	$21,787	18	$23,542	18
Income producing CRE	42,894	22	47,755	23
Commercial & industrial	32,101	13	30,890	13
Commercial construction	19,617	11	21,741	10
Equipment financing	45,115	9	33,383	9
Total commercial	161,514	73	157,311	73
Residential mortgage	28,612	18	28,219	17
Home equity	9,386	5	9,647	5
Residential construction	1,384	1	1,833	2
Manufactured housing	11,522	2	10,339	2
Consumer	604	1	722	1
Total ACL - loans	213,022	100	208,071	100
ACL - unfunded commitments	11,718		16,057
Total ACL	$224,740		$224,128

ACL - loans as a percentage of total loans	1.17%		1.14%
ACL - loans as a percentage of nonaccrual loans	186		227

The following table presents a summary of net charge-offs to average loans for the periods indicated.

Table 12 - Net Charge-offs to Average Loans
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net charge-offs (recoveries)
Owner occupied CRE	$163	$(205)	$365	$(115)
Income producing CRE	2,968	1,184	3,173	3,490
Commercial & industrial	1,281	2,746	5,187	2,971
Commercial construction	(48)	(105)	(28)	(142)
Equipment financing	5,502	2,537	11,864	5,912
Residential mortgage	(107)	(43)	(123)	(130)
Home equity	(27)	(59)	(81)	(26)
Residential construction	26	623	145	608
Manufactured housing	1,150	620	2,719	1,248
Consumer	706	1,101	1,301	1,667
Total net charge-offs	$11,614	$8,399	$24,522	$15,483

Average loans
Owner occupied CRE	$3,288,757	$3,108,945	$3,283,715	$3,084,012
Income producing CRE	4,113,743	3,620,809	4,168,985	3,599,464
Commercial & industrial	2,341,253	2,482,414	2,371,413	2,463,105
Commercial construction	1,966,053	1,762,984	1,929,485	1,767,437
Equipment financing	1,555,641	1,470,524	1,547,562	1,469,537
Residential mortgage	3,238,225	2,814,980	3,224,620	2,738,090
Home equity	972,630	923,217	967,075	925,001
Residential construction	233,317	475,225	256,031	480,924
Manufactured housing	322,998	331,332	327,220	333,034
Consumer	180,767	175,699	180,456	171,889
Total average loans	$18,213,384	$17,166,129	$18,256,562	$17,032,493

Net charge-offs to average loans (1)
Owner occupied CRE	0.02%	(0.03)%	0.02%	(0.01)%
Income producing CRE	0.29	0.13	0.15	0.20
Commercial & industrial	0.22	0.44	0.44	0.24
Commercial construction	(0.01)	(0.02)	—	(0.02)
Equipment financing	1.42	0.69	1.54	0.81
Residential mortgage	(0.01)	(0.01)	(0.01)	(0.01)
Home equity	(0.01)	(0.03)	(0.02)	(0.01)
Residential construction	0.04	0.53	0.11	0.25
Manufactured housing	1.43	0.75	1.67	0.76
Consumer	1.57	2.51	1.45	1.96
Total	0.26	0.20	0.27	0.18
(1) Annualized.

The increase in net charge-offs for the second quarter and first half of 2024 compared to the same periods of 2023 was primarily driven by increases in charge-offs in the equipment finance and manufactured housing portfolios. The increase in equipment finance charge-offs is partly attributable to charge-offs related to loans to borrowers in the long-haul trucking industry. The long-haul trucking equipment segment, comprising a small portion of the portfolio, is deemed not representative of the entire equipment financing portfolio. Manufactured housing loans tend to be more sensitive to economic conditions such as inflation and rising interest rates, which contributed to the increase in charge-offs compared to the same periods of 2023. In addition, in the second quarter of 2024, net charge-offs for income producing CRE loans increased compared to the same period of 2023 due to a partial charge-off of one senior care loan. During 2023, we stopped originating new manufactured housing loans, long-haul trucking equipment finance loans and senior care loans.

Nonperforming Assets

The table below summarizes NPAs for the periods indicated. NPAs include nonaccrual loans, OREO and repossessed assets. The increase since December 31, 2023 was primarily driven by net increases in commercial construction, residential mortgage, manufactured housing and income producing CRE nonaccrual loans. Notably, one commercial construction borrower with loans of $4.03 million moved to nonaccrual status during the second quarter of 2024. Also, there was one $6.00 million senior care loan in income producing CRE that moved to nonaccrual status during the second quarter of 2024, which also had a partial charge-off during the period.

Table 13 - NPAs
(in thousands)

	June 30, 2024	December 31, 2023
Nonaccrual loans	114,478	91,687
OREO and repossessed assets	2,244	1,190
Total NPAs	$116,722	$92,877

Nonaccrual loans as a percentage of total loans	0.63%	0.50%
NPAs as a percentage of total assets	0.43	0.34

A loan is placed on nonaccrual status when, in the opinion of management, the full principal and interest on a loan is not likely to be collected, or when the loan becomes 90 days past due. A loan may continue on accrual status after 90 days with senior management approval if it is well collateralized and in the process of collection. When a loan is placed on nonaccrual status, interest previously accrued but not collected is reversed against current interest revenue. Interest payments received on nonaccrual loans are applied to reduce the loan’s amortized cost. Loans are generally returned to accrual status when all the principal and interest amounts contractually due are brought current, there is a sustained period of repayment performance and future payments are reasonably assured.

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

Table 14 - Investment Securities
As of June 30, 2024
(dollars in thousands)

	June 30, 2024		December 31, 2023
	Carrying Value	% of portfolio	Carrying Value	% of portfolio	$ Change
AFS	$3,604,769	60%	$3,331,084	57%	$273,685
HTM	2,432,941	40%	2,490,848	43%	(57,907)
Total investment securities	$6,037,710		$5,821,932		$215,778

Investment securities as a % of total assets	22%		21%
Weighted average life	6.0 years		6.2 years
Swap adjusted effective duration	3.8%		4.0%
Effective duration	4.3%		4.4%
In 2023 and in the second quarter of 2024, we entered into fair value hedges on a portion of our AFS securities portfolio in order to mitigate the impact of any potential future unrealized losses on our tangible common equity. Gains and losses related to the hedge and hedged item are reflected in investment securities interest income. The changes in the fair value of the hedge and the hedged item substantially offset each other. See Note 7 to the financial statements for further detail.

Table 15 - Investment Securities Portfolio Composition
As of June 30, 2024

Commercial MBS, 25%
Corporate bonds, 3%
Asset-backed securities, 2%
Supranational entities, < 1 %
U.S. Treasuries, 8%
U.S. Government agencies & GSEs, 7%
State and political subdivisions, 8%
Residential MBS, 47%

At June 30, 2024, HTM debt securities had a fair value of $2.00 billion, indicating net unrealized losses of $429 million. Additional unrealized losses on HTM debt securities of $63.7 million (pre-tax) were included in AOCI as a result of the transfer of AFS debt securities to HTM in 2022. Unrealized losses were primarily attributable to changes in interest rates.
In accordance with CECL, our HTM debt securities portfolio is evaluated quarterly to assess whether an ACL is required. We measure expected credit losses on HTM debt securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. For U.S. Treasury and Government Agency securities, we include a zero loss assumption. At June 30, 2024 and December 31, 2023, calculated credit losses on HTM debt securities were deemed de minimis due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies, GSEs, high credit quality municipalities and supranational entities. As a result, no ACL for HTM debt securities was recorded.
For AFS debt securities in an unrealized loss position, if we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the security's amortized cost basis is written down to fair value through income. Absent circumstances when an AFS security would be sold, we evaluate whether the decline in fair value has resulted from credit losses or other factors. The evaluation considers factors such as the extent to which fair value is less than amortized cost, changes to the security’s rating, and adverse conditions specific to the security. If the evaluation indicates a credit loss exists, an ACL may be recorded, with such allowance limited to the amount by which fair value is below amortized cost. Any impairment unrelated to credit factors is recognized in OCI. At June 30, 2024 and December 31, 2023, there was no ACL related to the AFS debt securities portfolio. Unrealized losses at June 30, 2024 and December 31, 2023 primarily reflected the effect of changes in interest rates.

We also hold certain equity investments, which are included in other assets on the consolidated balance sheet. These investments include equity investments with readily determinable fair values, FHLB stock, and as of the second quarter of 2024, FRB stock. During the second quarter of 2024, we purchased $88.0 million of FRB stock in connection with becoming a FRB state member bank.

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

In the second quarter of 2024, we entered into an agreement to sell FinTrust, our registered investment advisor, with the transaction expected to close in the third quarter of 2024. The fair value of the consideration to be received from the sale includes a portion that is contingent upon achieving certain revenue growth targets over a five year period. Because the fair value of the consideration was less than the carrying amount of FinTrust, we recorded a $5.10 million write-down of FinTrust’s goodwill. We do not believe that this goodwill impairment loss is an indicator of impairment of the remaining goodwill on our balance sheet and, therefore, does not represent a triggering event for an interim impairment test of the remaining goodwill on the balance sheet. See Note 8 to the financial statements for further detail.

At June 30, 2024 and December 31, 2023, the net carrying amount of goodwill was $916 million and $920 million, respectively.

We also have core deposit and customer relationship intangible assets of $62.5 million at June 30, 2024, representing the value of acquired deposit and customer relationships, respectively, which are amortizing intangible assets. Amortizing intangible assets are required to be tested for impairment only when events or circumstances indicate that impairment may exist. The balance at June 30, 2024 includes FinTrust’s customer list intangible of $6.02 million, which is included in the asset group held for sale.

Deposits

Customer deposits are the primary source of funds for the continued growth of our earning assets. We believe our high level of service, as evidenced by our strong customer satisfaction scores, is instrumental in attracting and retaining customer deposit accounts. Since December 31, 2023, customer deposits decreased $329 million, which was mostly driven by a decrease in NOW and interest-bearing demand deposits due to seasonal outflow of public funds combined with more conservative public funds deposit pricing. In addition, our customer deposit composition changed since the end of 2023 as money market deposit balances increased with offsetting decreases in other customer deposit types. This was driven by higher demand for money market accounts, which are more liquid than time deposits and offer a higher interest rate than demand and savings accounts. As of June 30, 2024, we had approximately $8.77 billion of uninsured deposits, of which $2.67 billion was collateralized by investment securities.

Table 16 - Deposits
(in thousands)

	June 30, 2024	December 31, 2023
Noninterest-bearing demand	$6,291,124	$6,534,307
NOW and interest-bearing demand	5,794,085	6,155,193
Money market and savings	7,221,825	6,808,394
Time	3,510,917	3,649,498
Total customer deposits	22,817,951	23,147,392
Brokered deposits	164,171	163,219
Total deposits	$22,982,122	$23,310,611

Borrowing Activities

At both June 30, 2024 and December 31, 2023, we had long-term debt outstanding of $325 million, which includes senior debentures, subordinated debentures, and trust preferred securities. At June 30, 2024 and December 31, 2023 there were no short-term borrowings or FHLB advances outstanding. The need to utilize wholesale funding sources has decreased as our deposit and cash balances have substantially provided for our liquidity needs.

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

All of these instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The total amount of these instruments does not necessarily represent future cash requirements because a significant portion of these instruments expire without being used. We are not involved in off-balance sheet contractual relationships, other than those disclosed in this Report, that could result in liquidity needs or other commitments, or that could significantly affect earnings. See Note 23 to the consolidated financial statements included in the 2023 10-K and Note 14 to the consolidated financial statements in this Report for additional information on off-balance sheet arrangements.

Interest Rate Sensitivity Management

The absolute level and volatility of interest rates can have a significant effect on profitability. The primary objective of interest rate risk management is to identify and manage the sensitivity of net interest revenue to changing interest rates, consistent with our overall financial goals. Based on economic conditions, asset quality and various other considerations, management establishes tolerance ranges for interest rate sensitivity and manages within these ranges.

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

Table 17 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	June 30, 2024		December 31, 2023
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	2.33%	0.88%	(0.88)%	(1.70)%
100 basis point increase	1.22	0.59	(0.38)	(0.88)
100 basis point decrease	(2.34)	(1.47)	(0.60)	0.14
200 basis point decrease	(6.13)	(2.41)	(2.89)	0.10
The period from March 2022 through July 2023 was marked by the most rapid rate increases in decades, which, in part, has made non-bank products, such as U.S. Treasuries and money market funds, more attractive to our deposit customers. For this and other reasons such as the Federal Reserve’s quantitative tightening and the aftermath of COVID stimulus, the banking industry’s deposit base has been shrinking since the first half of 2022. This industry-wide outflow of deposits has increased price competition for bank deposits. As such, industry deposit betas, including ours, have been increasing at a faster pace relative to the last rising rate cycle. Deposit beta is a measure of the change in a bank’s average rate paid on deposits as a percentage of the change in the targeted federal funds rate. Our cumulative total deposit beta for the current rising rate cycle was 44% in the second quarter of 2024. Our cumulative total deposit beta in the last upward rate cycle from November 2015 to July 2019 was 22%. A higher total deposit beta is generally unfavorable in a rising rate environment and favorable if rates are falling.
Our interest sensitivity model includes significant key assumptions which may change over time. The scenario results presented in the table above assume parallel movements in the yield curve, which may differ from actual future curve behavior. Although our model generally assumes no change in deposit portfolio size or composition, we have included an assumption for the runoff of surge deposits since 2021. In the second quarter of 2023, in response to the rapid rate increases mentioned above, we increased the beta assumption in our model. As of June 30, 2024, our modeled total deposit beta, which is measured as the change in our overall deposit rate as a percentage of the change in the targeted federal funds rate, was 44% in an up scenario and 39% in a down scenario.

In order to manage interest rate sensitivity, we have entered into off-balance sheet contracts that are considered derivative financial instruments, which is the primary driver in the change in interest rate shocks and ramps between December 31, 2023 and June 30, 2024 presented in the table above. Derivative financial instruments can be a cost-effective and capital-effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. These contracts generally consist of interest rate swaps under which we pay a variable rate, (or fixed rate, as the case may be) and receive a fixed rate (or variable rate, as the case may be).

Derivative financial instruments that are designated as accounting hedges are classified as either cash flow or fair value hedges. The change in fair value of cash flow hedges is recognized in OCI. Fair value hedges recognize in earnings both the effect of the change in the fair value of the derivative financial instrument and the offsetting effect of the change in fair value of the hedged asset or liability associated with the particular risk of that asset or liability being hedged. We have other derivative financial instruments that are not designated as accounting hedges but are used for interest rate risk management purposes and as an effective economic hedge. Derivative financial instruments that are not accounted for as an accounting hedge are marked to market through earnings.

All non-customer derivative financial instruments are used only for asset/liability management and as effective economic hedges, and not for trading or speculative purposes. Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended effect on our financial condition or results of operations. In order to mitigate potential credit risk, from time to time we may require the counterparties to derivative contracts to pledge cash or securities as collateral to cover the net exposure. See Note 7 to the financial statements for further detail.

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
The Bank’s main source of liquidity is customer interest-bearing and noninterest-bearing deposit accounts. Liquidity is also available from wholesale funding sources consisting primarily of repurchase agreements, Federal funds purchased, FHLB advances, and brokered deposits. These sources of liquidity are generally short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs. As part of our liquidity management, we focus on maximizing the amount of securities and loans available as collateral for contingent liquidity sources and calibrating our assumptions in our liquidity stress test on an ongoing basis, particularly as it relates to deposit duration. At June 30, 2024, we had sufficient qualifying collateral to support additional borrowings, which is detailed in the table below.

Table 18 - Borrowing Capacity
As of June 30, 2024
(in thousands)
	FHLB	$2,013,447
	Federal Reserve - Discount Window	2,377,097
	Total borrowing capacity	$4,390,544

	Unpledged securities available as collateral for additional borrowings	$3,233,495
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
Significant uses and sources of cash during the six months ended June 30, 2024 are as follows. See the consolidated statement of cash flows for further detail.
•Net cash provided by operating activities of $194 million reflects net income of $129 million adjusted for non-cash transactions, partly offset by changes in loans held for sale. Significant non-cash transactions for the period included a $25.1 million provision for credit losses and net depreciation, amortization, and accretion of $20.6 million.

•Net cash used in investing activities of $247 million primarily consisted of purchases of AFS securities and other investments totaling $733 million and purchases of premises and equipment of $31.6 million. These uses of cash were partially offset by proceeds from securities sales, maturities and calls of $418 million and a net decrease in loans of $89.1 million.
•Net cash used in financing activities of $388 million mostly consisted of a net decrease in deposits of $329 million and dividends paid on common and preferred stock of $58.6 million.
In the opinion of management, our liquidity position at June 30, 2024 was sufficient to meet our expected cash flow requirements for the foreseeable future.

Capital Resources and Dividends

Shareholders’ equity at June 30, 2024 was $3.34 billion, an increase of $81.1 million from December 31, 2023 primarily due to year-to-date earnings, partially offset by dividends declared on common and preferred stock.

The following table shows capital ratios, as calculated under applicable regulatory guidelines, at June 30, 2024 and December 31, 2023. As of June 30, 2024, capital levels remained characterized as “well-capitalized” under regulatory requirements in effect at the time. Additional information related to capital ratios is provided in Note 13 to the consolidated financial statements.

Table 19 - Capital Ratios

				United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum	Well- Capitalized	Minimum Capital Plus Capital Conservation Buffer	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Risk-based ratios:
CET1 capital	4.5%	6.5%	7.0%	12.79%	12.16%	12.90%	12.22%
Tier 1 capital	6.0	8.0	8.5	13.24	12.60	12.90	12.22
Total capital	8.0	10.0	10.5	15.08	14.49	13.95	13.23
Leverage ratio	4.0	5.0	N/A	9.93	9.47	9.66	9.17

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk as of June 30, 2024 from that presented in our 2023 10-K. Our interest rate sensitivity position at June 30, 2024 is set forth in Table 17 in MD&A of this Report and incorporated herein by this reference.

Item 4.    Controls and Procedures

    (a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of June 30, 2024. Based on that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

    (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
Interactive data files for United Community Bank, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements of Changes in Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from United Community Bank’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (formatted in Inline XBRL and included in Exhibit 101)

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

Date: August 9, 2024