Form 10-Q
period 2024-09-30
UNITED COMMUNITY BANKS INC
filed 2024-11-08
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
Yes ☐ No ☒

There were 119,286,806 shares of the registrant’s common stock, par value $1 per share, outstanding as of October 31, 2024.

UNITED COMMUNITY BANKS, INC.
FORM 10-Q

Glossary of Defined Terms

The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
2023 10-K	United’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 23, 2024
ACL	Allowance for credit losses
AFS	Available-for-sale
ALCO	Asset/Liability Management Committee
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting standards update
Bank	United Community Bank
Board	United Community Banks Inc., Board of Directors
BOLI	Bank-owned life insurance
CECL	Current expected credit losses
CET1	Common equity tier 1
CME	Chicago Mercantile Exchange
CRE	Commercial real estate
Company	United Community Banks Inc. (interchangeable with "United" below)
CVA	Credit valuation adjustment
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDM	Modification made to borrowers experiencing financial difficulty
Federal Reserve	Federal Reserve System
FinTrust	Collectively, FinTrust Brokerage Services, LLC and FinTrust Capital Advisors, LLC
First Miami	First Miami Bancorp, Inc. and its wholly-owned subsidiary, First National Bank of South Miami
FHLB	Federal Home Loan Bank
FRB	Federal Reserve Bank
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
GSE	U.S. government-sponsored enterprise
Holding Company	United Community Banks, Inc. on an unconsolidated basis
HTM	Held-to-maturity
LIHTC	Low-income housing tax credit
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MBS	Mortgage-backed securities
NOW	Negotiable order of withdrawal
NPA	Nonperforming asset
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PAM	Proportional amortization method
PCD	Purchased credit deteriorated
Progress	Progress Financial Corporation and its wholly-owned subsidiary, Progress Bank & Trust
Report	Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2024
SBA	United States Small Business Administration
SEC	Securities and Exchange Commission
U.S. Treasury	United States Department of the Treasury
United	United Community Banks, Inc. and its direct and indirect subsidiaries
USDA	United States Department of Agriculture
VIE	Variable interest entity

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
•the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as inflation or recession, terrorist activities, wars and other foreign conflicts, climate change, natural disasters, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs; and
•other risks and uncertainties disclosed in documents filed or furnished by us with or to the SEC, any of which could cause actual results to differ materially from future results expressed, implied or otherwise anticipated by such forward-looking statements.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$202,644	$200,781
Interest-bearing deposits in banks	537,395	803,094
Cash and cash equivalents	740,039	1,003,875
Debt securities available-for-sale	4,023,455	3,331,084
Debt securities held-to-maturity (fair value $2,060,729 and $2,095,620, respectively)	2,401,877	2,490,848
Loans held for sale	49,800	33,008
Loans and leases held for investment	17,964,099	18,318,755
Allowance for credit losses - loans and leases	(205,290)	(208,071)
Loans and leases, net	17,758,809	18,110,684
Premises and equipment, net	396,696	378,421
Bank owned life insurance	345,703	345,371
Goodwill and other intangible assets, net	975,117	990,087
Other assets (including $104,796 and $111,879 at fair value, respectively)	681,636	613,873
Total assets	$27,373,132	$27,297,251
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$6,222,518	$6,534,307
Interest-bearing deposits	17,030,584	16,776,304
Total deposits	23,253,102	23,310,611
Long-term debt	316,363	324,823
Accrued expenses and other liabilities (including $79,048 and $97,649 at fair value, respectively)	396,987	400,292
Total liabilities	23,966,452	24,035,726
Shareholders' equity:
Preferred stock, $1 par value: 10,000,000 shares authorized; 3,662 shares Series I issued and outstanding; $25,000 per share liquidation preference	88,266	88,266
Common stock, $1 par value: 200,000,000 shares authorized, 119,282,762 and 119,010,319 shares issued and outstanding, respectively	119,283	119,010
Common stock issuable: 588,296 and 620,108 shares, respectively	12,661	13,110
Capital surplus	2,707,266	2,699,112
Retained earnings	668,965	581,219
Accumulated other comprehensive loss	(189,761)	(239,192)
Total shareholders' equity	3,406,680	3,261,525
Total liabilities and shareholders' equity	$27,373,132	$27,297,251

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Interest revenue:
Loans, including fees	$291,574	$273,781	$867,152	$760,696
Investment securities, including tax exempt of $1,713, $1,722, $5,133 and $5,563, respectively	52,997	44,729	149,496	125,775
Deposits in banks and short-term investments	4,515	4,637	16,131	11,938
Total interest revenue	349,086	323,147	1,032,779	898,409

Interest expense:
Deposits	136,149	116,733	404,395	263,811
Short-term borrowings	27	189	87	3,186
Federal Home Loan Bank advances	—	—	—	5,761
Long-term debt	3,724	3,669	11,262	11,339
Total interest expense	139,900	120,591	415,744	284,097
Net interest revenue	209,186	202,556	617,035	614,312
Provision for credit losses	14,428	30,268	39,562	74,804
Net interest revenue after provision for credit losses	194,758	172,288	577,473	539,508

Noninterest income:
Service charges and fees	10,488	10,315	30,372	28,791
Mortgage loan gains and other related fees	3,520	6,159	17,830	17,264
Wealth management fees	6,338	6,451	19,037	17,775
Net (losses) gains from sales of other loans	(25,700)	2,688	(22,867)	6,909
Lending and loan servicing fees	3,512	2,985	11,050	9,979
Securities losses, net	—	—	—	(1,644)
Other	9,933	3,379	28,812	19,499
Total noninterest income	8,091	31,977	84,234	98,573
Total revenue	202,849	204,265	661,707	638,081

Noninterest expenses:
Salaries and employee benefits	83,533	81,173	254,336	236,121
Communications and equipment	12,626	10,902	36,534	31,654
Occupancy	11,311	10,941	33,466	31,024
Advertising and public relations	2,041	2,251	6,401	6,914
Postage, printing and supplies	2,477	2,386	7,376	7,305
Professional fees	6,432	7,006	18,464	19,670
Lending and loan servicing expense	2,227	2,697	6,068	7,546
Outside services - electronic banking	4,433	2,561	10,163	8,646
FDIC assessments and other regulatory charges	5,003	4,314	17,036	12,457
Amortization of intangibles	3,528	4,171	11,209	11,120
Merger-related and other charges	2,176	9,168	6,420	21,444
Other	7,278	6,904	27,638	22,785
Total noninterest expenses	143,065	144,474	435,111	416,686
Income before income taxes	59,784	59,791	226,596	221,395
Income tax expense	12,437	11,925	50,003	47,941
Net income	$47,347	$47,866	$176,593	$173,454

Net income available to common shareholders	$45,502	$46,775	$170,886	$168,245

Net income per common share:
Basic	$0.38	$0.39	$1.43	$1.44
Diluted	0.38	0.39	1.43	1.44
Weighted average common shares outstanding:
Basic	119,818	119,506	119,736	116,925
Diluted	119,952	119,624	119,827	117,084
See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2024
Net income	$59,784	$(12,437)	$47,347	$226,596	$(50,003)	$176,593
Other comprehensive income:
Unrealized gains on available-for-sale securities	59,830	(13,750)	46,080	61,534	(14,732)	46,802
Amortization of unrealized losses on held-to-maturity securities transferred from available-for-sale	2,235	(528)	1,707	6,772	(1,723)	5,049
Derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives	(2,632)	665	(1,967)	892	(188)	704
Gains on derivative instruments realized in net income	(1,441)	364	(1,077)	(4,319)	1,095	(3,224)
Net cash flow hedge activity	(4,073)	1,029	(3,044)	(3,427)	907	(2,520)
Amortization of defined benefit pension plan net periodic pension cost components	44	(11)	33	134	(34)	100
Total other comprehensive income	58,036	(13,260)	44,776	65,013	(15,582)	49,431
Comprehensive income	$117,820	$(25,697)	$92,123	$291,609	$(65,585)	$226,024
2023
Net income	$59,791	$(11,925)	$47,866	$221,395	$(47,941)	$173,454
Other comprehensive income:
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains	(38,209)	8,900	(29,309)	(14,683)	3,398	(11,285)
Reclassification adjustment for losses included in net income	—	—	—	1,644	(374)	1,270
Net unrealized (losses) gains	(38,209)	8,900	(29,309)	(13,039)	3,024	(10,015)
Amortization of unrealized losses on held-to-maturity securities transferred from available-for-sale	2,478	(593)	1,885	7,964	(1,917)	6,047
Derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives	1,091	(279)	812	3,192	(815)	2,377
Gains on derivative instruments realized in net income	(42)	11	(31)	(2,098)	536	(1,562)
Net cash flow hedge activity	1,049	(268)	781	1,094	(279)	815
Amortization of defined benefit pension plan net periodic pension cost components	61	(16)	45	183	(47)	136
Total other comprehensive (loss) income	(34,621)	8,023	(26,598)	(3,798)	781	(3,017)
Comprehensive income	$25,170	$(3,902)	$21,268	$217,597	$(47,160)	$170,437

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(in thousands except share and per share data)

	Shares of Common Stock	Preferred Stock	Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2023	115,265,912	$96,165	$115,266	$12,228	$2,610,523	$577,316	$(305,907)	$3,105,591
Net income						47,866		47,866
Other comprehensive loss							(26,598)	(26,598)
Impact of acquisitions	3,508,604		3,508		84,171			87,679
Preferred stock dividends						(1,624)		(1,624)
Common stock dividends ($0.23 per share)						(27,733)		(27,733)
Purchases of preferred stock		(5,882)				792		(5,090)
Impact of equity-based compensation awards	197,700		198	411	2,895			3,504
Impact of other United sponsored equity plans	3,436		4	143	82			229
Balance at September 30, 2023	118,975,652	$90,283	$118,976	$12,782	$2,697,671	$596,617	$(332,505)	$3,183,824

Balance at June 30, 2024	119,174,803	$88,266	$119,175	$12,145	$2,705,345	$652,239	$(234,537)	$3,342,633
Net income						47,347		47,347
Other comprehensive income							44,776	44,776
Preferred stock dividends						(1,573)		(1,573)
Common stock dividends ($0.24 per share)						(29,048)		(29,048)
Impact of equity-based compensation awards	104,709		105	375	1,844			2,324
Impact of other United sponsored equity plans	3,250		3	141	77			221
Balance at September 30, 2024	119,282,762	$88,266	$119,283	$12,661	$2,707,266	$668,965	$(189,761)	$3,406,680

Balance at December 31, 2022	106,222,758	$96,422	$106,223	$12,307	$2,306,366	$508,844	$(329,488)	$2,700,674
Net income						173,454		173,454
Other comprehensive loss							(3,017)	(3,017)
Impact of acquisitions	12,279,135		12,279		381,861			394,140
Purchases of preferred stock		(6,139)			35	792		(5,312)
Preferred stock dividends						(5,062)		(5,062)
Common stock dividends ($0.69 per share)						(81,411)		(81,411)
Impact of equity-based compensation awards	430,002		430	1,034	8,784			10,248
Impact of other United sponsored equity plans	43,757		44	(559)	625			110
Balance at September 30, 2023	118,975,652	$90,283	$118,976	$12,782	$2,697,671	$596,617	$(332,505)	$3,183,824

Balance at December 31, 2023	119,010,319	$88,266	$119,010	$13,110	$2,699,112	$581,219	$(239,192)	$3,261,525
Net income						176,593		176,593
Other comprehensive income							49,431	49,431
Preferred stock dividends						(4,719)		(4,719)
Common stock dividends ($0.70 per share)						(84,128)		(84,128)
Impact of equity-based compensation awards	219,400		219	543	7,250			8,012
Impact of other United sponsored equity plans	53,043		54	(992)	904			(34)
Balance at September 30, 2024	119,282,762	$88,266	$119,283	$12,661	$2,707,266	$668,965	$(189,761)	$3,406,680

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Operating activities:
Net income	$176,593	$173,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	31,547	34,027
Provision for credit losses	39,562	74,804
Stock based compensation	7,730	7,093
Deferred income tax expense	3,133	14,645
Securities losses, net	—	1,644
Net losses (gains) from sales of other loans	22,867	(6,909)
FinTrust goodwill write-down	5,100	—
Changes in assets and liabilities:
Other assets	(21,152)	(16,935)
Accrued expenses and other liabilities	(46,946)	11,796
Loans held for sale	(16,792)	(21,423)
Net cash provided by operating activities	201,642	272,196

Investing activities:
Debt securities held-to-maturity:
Proceeds from maturities and calls	93,491	100,396
Debt securities available-for-sale:
Proceeds from sales	647	595,234
Proceeds from maturities and calls	475,742	421,924
Purchases	(1,069,559)	(295,054)
Net decrease (increase) in loans	316,837	(875,223)
Payments for other investments	(102,032)	(134,439)
Proceeds from other investments	2,417	124,056
Proceeds from sales of premises and equipment	631	2,529
Purchases of premises and equipment	(41,505)	(59,157)
Net cash received in acquisition	—	207,566
Net cash paid for branch disposal	—	(93,613)
Other investing inflows	12,911	3,413
Net cash used in investing activities	(310,420)	(2,368)

Financing activities:
Net (decrease) increase in deposits	(58,291)	886,440
Net decrease in short-term borrowings	—	(310,267)
Repayment of long-term debt	(8,557)	—
Proceeds from FHLB advances	1,100	2,225,000
Repayment of FHLB advances	(1,100)	(2,870,000)
Cash dividends on common stock	(83,269)	(77,352)
Cash dividends on preferred stock	(4,719)	(5,062)
Other financing inflows	1,993	5,405
Other financing outflows	(2,215)	(11,340)
Net cash used in financing activities	(155,058)	(157,176)

Net change in cash and cash equivalents	(263,836)	112,652

Cash and cash equivalents, beginning of period	1,003,875	646,853

Cash and cash equivalents, end of period	$740,039	$759,505

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

Revision of Previously Issued Financial Statements
During the second quarter of 2024, management corrected an immaterial error related to the loan vintage disclosure reported in previously issued financial statements for the period presented in the 2023 10-K. The revised December 31, 2023 loan vintage disclosure was included in United’s second quarter Form 10-Q and is included in this Form 10-Q as well. The error relates to the incorrect determination of the vintage year for a population of term loans and gross charge-offs. The correction of this error resulted in the reclassification of certain term loans and gross charge-offs to older vintage categories than originally reported. The correction of this error did not result in any reclassification between risk categories presented. The revision did not change the total amount of loans or gross charge-offs reported and did not affect the Company's net income, cash flows or equity.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Supplemental Cash Flow Information

The supplemental schedule of significant non-cash investing and financing activities for the nine months ended September 30, 2024 and 2023 is as follows.

	Nine Months Ended September 30,
(in thousands)	2024	2023
Significant non-cash investing and financing transactions:
Commitments to fund other investments	$9,214	$16,410
Unsettled securities purchases	22,400	—
Right-of-use assets obtained in exchange for lease liabilities	14,351	4,131
Acquisitions:
Assets acquired	—	2,922,243
Liabilities assumed	—	2,527,654
Net assets acquired	—	394,589
Common stock issued and options converted	—	394,140

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

Pro forma information

On January 3, 2023 and July 1, 2023, United acquired all of the outstanding common stock of Progress and First Miami, respectively, in stock transactions. The following table discloses certain pro forma information as if Progress and First Miami had been acquired on January 1, 2022. These results combine the historical results of the acquired entities with United’s consolidated statement of income. Adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity; however pro forma financial results presented are not necessarily indicative of what would have occurred had the acquisitions taken place in earlier years.

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

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
(in thousands)	Revenue	Net Income	Revenue	Net Income
Actual Progress results included in statement of income since acquisition date	$16,934	$7,569	$41,555	$12,667
Actual First Miami results included in statement of income since acquisition date	$3,488	$(3,330)	3,488	(3,330)
Supplemental consolidated pro forma as if Progress and First Miami had been acquired January 1, 2022	$207,523	$55,538	667,155	197,929

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Investment Securities

The amortized cost basis, unrealized gains and losses and fair value of HTM debt securities as of the dates indicated are as follows.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2024
U.S. Treasuries	$19,888	$—	$1,414	$18,474
U.S. Government agencies & GSEs	99,090	—	12,811	86,279
State and political subdivisions	290,980	88	45,434	245,634
Residential MBS, Agency & GSEs	1,306,953	28	175,510	1,131,471
Commercial MBS, Agency & GSEs	669,966	—	103,952	566,014
Supranational entities	15,000	—	2,143	12,857
Total	$2,401,877	$116	$341,264	$2,060,729

As of December 31, 2023
U.S. Treasuries	$19,864	$—	$1,914	$17,950
U.S. Government agencies & GSEs	99,052	—	15,689	83,363
State and political subdivisions	292,705	171	50,437	242,439
Residential MBS, Agency & GSEs	1,383,294	24	206,344	1,176,974
Commercial MBS, Agency & GSEs	680,933	—	118,539	562,394
Supranational entities	$15,000	$—	$2,500	$12,500
Total	$2,490,848	$195	$395,423	$2,095,620

The amortized cost basis, unrealized gains and losses, and fair value of AFS debt securities as of the dates indicated are presented below.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2024
U.S. Treasuries	$540,851	$2,604	$7,469	$535,986
U.S. Government agencies & GSEs	362,749	383	11,325	351,807
State and political subdivisions	177,892	1	14,289	163,604
Residential MBS, Agency & GSEs	1,523,253	1,714	96,633	1,428,334
Residential MBS, Non-agency	317,497	48	14,515	303,030
Commercial MBS, Agency & GSEs	892,934	7,636	29,648	870,922
Commercial MBS, Non-agency	16,044	—	283	15,761
Corporate bonds	206,674	126	11,280	195,520
Asset-backed securities	159,402	89	1,000	158,491
Total	$4,197,296	$12,601	$186,442	$4,023,455

As of December 31, 2023
U.S. Treasuries	$398,021	$39	$10,711	$387,349
U.S. Government agencies & GSEs	281,708	269	14,477	267,500
State and political subdivisions	182,546	5	18,502	164,049
Residential MBS, Agency & GSEs	1,315,064	300	125,012	1,190,352
Residential MBS, Non-agency	339,330	—	22,084	317,246
Commercial MBS, Agency & GSEs	656,004	1,073	39,017	618,060
Commercial MBS, Non-agency	24,269	—	675	23,594
Corporate bonds	218,285	64	17,127	201,222
Asset-backed securities	164,728	—	3,016	161,712
Total	$3,579,955	$1,750	$250,621	$3,331,084

As of September 30, 2024 and December 31, 2023 the carrying value of pledged securities totaled $2.64 billion and $4.12 billion, respectively. At September 30, 2024 securities were pledged primarily to secure public deposits. At December 31, 2023 securities were pledged to secure public deposits and provide contingent liquidity through the Bank Term Funding Program at the FRB, a

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

program that was discontinued in the first quarter of 2024.

The following table summarizes the fair values and gross unrealized losses of HTM debt securities as of the dates indicated based on the length of time that individual securities have been in a continuous unrealized loss position.

	Length of Time in Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2024
U.S. Treasuries	$—	$—	$18,474	$1,414	$18,474	$1,414
U.S. Government agencies & GSEs	—	—	86,280	12,811	86,280	12,811
State and political subdivisions	6,191	34	223,270	45,400	229,461	45,434
Residential MBS, Agency & GSEs	6,098	1,600	1,123,874	173,910	1,129,972	175,510
Commercial MBS, Agency & GSEs	—	—	566,013	103,952	566,013	103,952
Supranational entities	—	—	12,857	2,143	12,857	2,143
Total	$12,289	$1,634	$2,030,768	$339,630	$2,043,057	$341,264

As of December 31, 2023
U.S. Treasuries	$—	$—	$17,951	$1,914	$17,951	$1,914
U.S. Government agencies & GSEs	—	—	83,363	15,689	83,363	15,689
State and political subdivisions	2,986	13	217,547	50,424	220,533	50,437
Residential MBS, Agency & GSEs	311	2	1,175,263	206,342	1,175,574	206,344
Commercial MBS, Agency & GSEs	6,533	115	555,861	118,424	562,394	118,539
Supranational entities	—	—	12,500	2,500	12,500	2,500
Total	$9,830	$130	$2,062,485	$395,293	$2,072,315	$395,423

The following table summarizes the fair values and gross unrealized losses of AFS debt securities as of the dates indicated based on the length of time that individual securities have been in a continuous unrealized loss position.

	Length of Time in Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2024
U.S. Treasuries	$—	$—	$106,903	$7,469	$106,903	$7,469
U.S. Government agencies & GSEs	55,534	185	182,580	11,140	238,114	11,325
State and political subdivisions	—	—	162,846	14,289	162,846	14,289
Residential MBS, Agency & GSEs	126,406	383	1,025,209	96,250	1,151,615	96,633
Residential MBS, Non-agency	—	—	291,040	14,515	291,040	14,515
Commercial MBS, Agency & GSEs	32,438	37	381,856	29,611	414,294	29,648
Commercial MBS, Non-agency	—	—	15,760	283	15,760	283
Corporate bonds	1,458	42	192,116	11,238	193,574	11,280
Asset-backed securities	30,258	139	87,893	861	118,151	1,000
Total	$246,094	$786	$2,446,203	$185,656	$2,692,297	$186,442

As of December 31, 2023
U.S. Treasuries	$100,369	$39	$103,535	$10,672	$203,904	$10,711
U.S. Government agencies & GSEs	41,960	141	184,184	14,336	226,144	14,477
State and political subdivisions	—	—	163,278	18,502	163,278	18,502
Residential MBS, Agency & GSEs	50,014	672	1,108,290	124,340	1,158,304	125,012
Residential MBS, Non-agency	—	—	317,247	22,084	317,247	22,084
Commercial MBS, Agency & GSEs	98,052	2,494	342,390	36,523	440,442	39,017
Commercial MBS, Non-agency	—	—	23,594	675	23,594	675
Corporate bonds	4,016	116	195,329	17,011	199,345	17,127
Asset-backed securities	11,855	53	149,857	2,963	161,712	3,016
Total	$306,266	$3,515	$2,587,704	$247,106	$2,893,970	$250,621

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2024, there were 594 AFS debt securities and 302 HTM debt securities that were in an unrealized loss position. United does not intend to sell nor does it believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at September 30, 2024 were primarily attributable to changes in interest rates.

At September 30, 2024 and December 31, 2023, estimated credit losses and, thus, the related ACL on HTM debt securities were de minimis due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies, GSEs, high credit quality municipalities and supranational entities. As a result, no ACL was recorded on the HTM portfolio at September 30, 2024 or December 31, 2023. In addition, based on the assessments performed at September 30, 2024 and December 31, 2023, there was no ACL required related to the AFS portfolio.

The following table presents accrued interest receivable on HTM and AFS debt securities, which was excluded from the estimate of credit losses, for the periods indicated.

	Accrued Interest Receivable
(in thousands)	September 30, 2024	December 31, 2023
HTM	$5,564	$6,143
AFS	17,052	12,568

The amortized cost and fair value of AFS and HTM debt securities at September 30, 2024, by contractual maturity, are presented in the following table.

	AFS		HTM
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year:
U.S. Treasuries	$227,430	$227,725	$—	$—
U.S. Government agencies & GSEs	617	604	—	—
State and political subdivisions	4,071	4,026	3,701	3,710
Corporate bonds	26,708	26,276	—	—
	258,826	258,631	3,701	3,710
1 to 5 years:
U.S. Treasuries	313,421	308,261	19,888	18,474
U.S. Government agencies & GSEs	48,685	45,861	—	—
State and political subdivisions	36,189	33,623	27,701	26,498
Corporate bonds	139,442	132,341	—	—
	537,737	520,086	47,589	44,972
5 to 10 years:
U.S. Government agencies & GSEs	191,201	186,757	75,330	66,216
State and political subdivisions	60,042	53,187	52,206	45,561
Corporate bonds	39,708	35,978	—	—
Supranational entities	—	—	15,000	12,857
	290,951	275,922	142,536	124,634
More than 10 years:
U.S. Government agencies & GSEs	122,246	118,585	23,760	20,063
State and political subdivisions	77,590	72,768	207,372	169,865
Corporate bonds	816	925	—	—
	200,652	192,278	231,132	189,928
Debt securities not due at a single maturity date:
Asset-backed securities	159,402	158,491	—	—
Residential MBS	1,840,750	1,731,364	1,306,953	1,131,471
Commercial MBS	908,978	886,683	669,966	566,014
	2,909,130	2,776,538	1,976,919	1,697,485

Total	$4,197,296	$4,023,455	$2,401,877	$2,060,729

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes AFS securities sales activity for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Proceeds from sales	$—	$214,573	$647	$595,234

Gross realized gains	$—	$—	$—	$1,373
Gross realized losses	—	—	—	(3,017)
Securities losses, net	$—	$—	$—	$(1,644)

Income tax benefit attributable to sales	$—	$—	$—	$(374)

Equity Investments
The table below reflects the carrying value of certain equity investments, which are included in other assets on the consolidated balance sheet, as of the dates indicated.

(in thousands)	September 30, 2024	December 31, 2023
FHLB Stock	$18,051	$18,104
FRB Stock	88,008	—
Equity securities with readily determinable fair values	7,894	7,395

Note 6 – Loans and Leases and Allowance for Credit Losses

Major classifications of the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”) are summarized as of the dates indicated as follows.

(in thousands)	September 30, 2024	December 31, 2023
Owner occupied CRE	$3,323,398	$3,264,051
Income producing CRE	4,258,586	4,263,952
Commercial & industrial	2,312,657	2,411,045
Commercial construction	1,784,959	1,859,538
Equipment financing	1,603,472	1,541,120
Total commercial	13,283,072	13,339,706
Residential mortgage	3,263,509	3,198,928
Home equity	1,014,544	958,987
Residential construction	188,820	301,650
Manufactured housing	2,178	336,474
Consumer	187,799	181,117
Total loans excluding fair value hedge basis adjustment	17,939,922	18,316,862
Fair value hedge basis adjustment	24,177	1,893
Total loans	17,964,099	18,318,755
Less ACL - loans	(205,290)	(208,071)
Loans, net	$17,758,809	$18,110,684

Accrued interest receivable related to loans totaled $59.5 million and $67.0 million on September 30, 2024 and December 31, 2023, respectively, and was reported in other assets on the consolidated balance sheets. Accrued interest receivable was excluded from the estimate of credit losses.

At September 30, 2024 and December 31, 2023, the loan portfolio included certain loans specifically pledged to the Federal Reserve as well as loans covered by a blanket lien on qualifying loan types with the FHLB to secure contingent funding sources.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the amortized cost of certain loans held for investment that were sold in the periods indicated. The net gain or loss on these loan sales were included in noninterest income on the consolidated statements of income. During the third quarter of 2024, United sold substantially all of its portfolio of manufactured housing loans and recognized a loss of $27.2 million.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Manufactured housing loans	$302,870	$—	$302,870	$—
Guaranteed portion of SBA/USDA loans	11,385	26,381	39,084	70,223
Equipment financing receivables	21,122	37,671	57,836	76,945
Total	$335,377	$64,052	$399,790	$147,168

At September 30, 2024 and December 31, 2023, equipment financing receivables included leases of $84.2 million and $68.9 million, respectively. The components of the net investment in leases, which included both sales-type and direct financing, are presented below.

(in thousands)	September 30, 2024	December 31, 2023
Minimum future lease payments receivable	$92,445	$75,198
Estimated residual value of leased equipment	5,143	4,445
Initial direct costs	1,749	1,402
Security deposits	(482)	(413)
Unearned income	(14,621)	(11,711)
Net investment in leases	$84,234	$68,921

Minimum future lease payments expected to be received from equipment financing lease contracts as of September 30, 2024 were as follows:

(in thousands)
Year
Remainder of 2024	$7,964
2025	30,164
2026	24,080
2027	17,836
2028	9,897
Thereafter	2,504
Total	$92,445

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

	Accruing
	Current Loans	Loans Past Due
(in thousands)		30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual Loans	Total Loans
As of September 30, 2024
Owner occupied CRE	$3,310,503	$5,112	$—	$—	$7,783	$3,323,398
Income producing CRE	4,223,657	3,241	466	—	31,222	4,258,586
Commercial & industrial	2,280,604	2,549	648	—	28,856	2,312,657
Commercial construction	1,776,776	721	106	—	7,356	1,784,959
Equipment financing	1,588,356	2,675	3,318	—	9,123	1,603,472
Total commercial	13,179,896	14,298	4,538	—	84,340	13,283,072
Residential mortgage	3,232,404	7,767	1,487	—	21,851	3,263,509
Home equity	1,007,023	2,177	1,233	—	4,111	1,014,544
Residential construction	187,751	170	781	—	118	188,820
Manufactured housing	289	—	81	—	1,808	2,178
Consumer	186,918	575	154	—	152	187,799
Total loans	$17,794,281	$24,987	$8,274	$—	$112,380	$17,939,922

As of December 31, 2023
Owner occupied CRE	$3,258,015	$2,942	$—	$—	$3,094	$3,264,051
Income producing CRE	4,230,140	3,684	—	—	30,128	4,263,952
Commercial & industrial	2,388,076	8,129	1,373	—	13,467	2,411,045
Commercial construction	1,857,660	—	—	—	1,878	1,859,538
Equipment financing	1,522,962	5,895	3,758	—	8,505	1,541,120
Total commercial	13,256,853	20,650	5,131	—	57,072	13,339,706
Residential mortgage	3,179,329	4,622	1,033	—	13,944	3,198,928
Home equity	950,841	4,106	268	—	3,772	958,987
Residential construction	299,230	1,255	221	—	944	301,650
Manufactured housing	304,794	12,622	3,197	—	15,861	336,474
Consumer	180,245	686	92	—	94	181,117
Total loans	$18,171,292	$43,941	$9,942	$—	$91,687	$18,316,862

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

At September 30, 2024 and December 31, 2023, United had $75.4 million and $48.5 million, respectively, in loans for which repayment is expected to be provided substantially through the operation or sale of the collateral. Estimated credit losses for these loans are based on the net realizable value of the collateral relative to the amortized cost of the loan. The majority of these loans are income producing CRE and commercial and industrial loans.

The following table presents nonaccrual loans held for investment by loan class for the periods indicated.

	Nonaccrual Loans
	September 30, 2024			December 31, 2023
(in thousands)	With no allowance	With an allowance	Total	With no allowance	With an allowance	Total
Owner occupied CRE	$5,861	$1,922	$7,783	$2,451	$643	$3,094
Income producing CRE	30,802	420	31,222	11,003	19,125	30,128
Commercial & industrial	20,391	8,465	28,856	11,940	1,527	13,467
Commercial construction	6,439	917	7,356	1,784	94	1,878
Equipment financing	32	9,091	9,123	57	8,448	8,505
Total commercial	63,525	20,815	84,340	27,235	29,837	57,072
Residential mortgage	3,750	18,101	21,851	1,836	12,108	13,944
Home equity	273	3,838	4,111	1,276	2,496	3,772
Residential construction	55	63	118	398	546	944
Manufactured housing	—	1,808	1,808	—	15,861	15,861
Consumer	24	128	152	2	92	94
Total	$67,627	$44,753	$112,380	$30,747	$60,940	$91,687

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

(in thousands)	Term Loans by Origination Year						Revolvers	Revolvers converted to term loans	Total
As of September 30, 2024	2024	2023	2022	2021	2020	Prior
Owner occupied CRE
Pass	$316,117	$559,036	$621,603	$581,389	$521,698	$462,600	$110,319	$20,397	$3,193,159
Special Mention	858	13,318	9,288	8,025	6,466	8,596	5,263	434	52,248
Substandard	2,772	3,730	36,405	7,860	7,632	18,371	1,221	—	77,991
Total owner occupied CRE	$319,747	$576,084	$667,296	$597,274	$535,796	$489,567	$116,803	$20,831	$3,323,398
Current period gross charge-offs	$—	$—	$221	$—	$—	$707	$—	$—	$928
Income producing CRE
Pass	$246,550	$491,692	$926,155	$917,339	$679,893	$667,486	$43,843	$15,133	$3,988,091
Special Mention	11,692	2,161	26,843	2,097	9,189	16,077	49	—	68,108
Substandard	47,610	42,175	15,675	1,270	35,052	60,605	—	—	202,387
Total income producing CRE	$305,852	$536,028	$968,673	$920,706	$724,134	$744,168	$43,892	$15,133	$4,258,586
Current period gross charge-offs	$—	$3,128	$—	$—	$—	$1,691	$—	$—	$4,819
Commercial & industrial
Pass	$313,051	$481,163	$315,902	$218,440	$132,365	$206,307	$503,750	$8,159	$2,179,137
Special Mention	6,293	5,401	2,831	2,838	4,436	1,177	32,861	1,775	57,612
Substandard	3,188	14,975	9,853	15,191	2,871	7,515	16,224	6,091	75,908
Total commercial & industrial	$322,532	$501,539	$328,586	$236,469	$139,672	$214,999	$552,835	$16,025	$2,312,657
Current period gross charge-offs	$171	$2,502	$5,645	$1,737	$827	$1,236	$—	$1,951	$14,069
Commercial construction
Pass	$349,313	$404,059	$570,301	$216,231	$43,844	$75,227	$52,181	$1,621	$1,712,777
Special Mention	4,850	535	44,346	4,137	—	106	2,657	—	56,631
Substandard	1,901	4,329	2,627	2,432	4,058	204	—	—	15,551
Total commercial construction	$356,064	$408,923	$617,274	$222,800	$47,902	$75,537	$54,838	$1,621	$1,784,959
Current period gross charge-offs	$—	$69	$53	$—	$—	$—	$—	$—	$122
Equipment financing
Pass	$515,687	$493,674	$368,082	$147,323	$44,781	$19,661	$—	$—	$1,589,208
Special Mention	—	—	711	2,093	773	557	—	—	4,134
Substandard	324	1,961	4,656	1,915	496	778	—	—	10,130
Total equipment financing	$516,011	$495,635	$373,449	$151,331	$46,050	$20,996	$—	$—	$1,603,472
Current period gross charge-offs	$52	$3,780	$9,931	$5,288	$822	$302	$—	$—	$20,175
Residential mortgage
Pass	$90,331	$323,056	$1,035,953	$1,013,091	$409,582	$361,855	$6	$3,042	$3,236,916
Substandard	2,141	3,264	6,821	1,973	2,038	10,130	—	226	26,593
Total residential mortgage	$92,472	$326,320	$1,042,774	$1,015,064	$411,620	$371,985	$6	$3,268	$3,263,509
Current period gross charge-offs	$—	$50	$70	$2	$—	$10	$—	$—	$132
Home equity
Pass	$—	$—	$—	$—	$—	$—	$981,013	$28,860	$1,009,873
Substandard	—	—	—	—	—	—	—	4,671	4,671
Total home equity	$—	$—	$—	$—	$—	$—	$981,013	$33,531	$1,014,544
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$95	$95
Residential construction
Pass	$51,011	$80,832	$37,426	$9,393	$4,698	$5,162	$—	$91	$188,613
Substandard	—	—	104	—	5	98	—	—	207
Total residential construction	$51,011	$80,832	$37,530	$9,393	$4,703	$5,260	$—	$91	$188,820
Current period gross charge-offs	$—	$221	$59	$48	$—	$—	$—	$—	$328
Manufactured housing
Pass	$126	$—	$81	$—	$—	$157	$—	$—	$364
Substandard	289	550	241	112	203	419	—	—	1,814
Total manufactured housing	$415	$550	$322	$112	$203	$576	$—	$—	$2,178
Current period gross charge-offs	$—	$1,665	$3,518	$2,519	$2,512	$4,261	$—	$—	$14,475
Consumer
Pass	$70,500	$51,741	$24,315	$8,781	$8,091	$759	$23,031	$396	$187,614
Substandard	—	71	44	46	18	4	—	2	185
Total consumer	$70,500	$51,812	$24,359	$8,827	$8,109	$763	$23,031	$398	$187,799
Current period gross charge-offs	$2,333	$207	$132	$27	$11	$8	$—	$123	$2,841

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(in thousands)	Term Loans						Revolvers	Revolvers converted to term loans	Total
December 31, 2023 (revised)	2023	2022	2021	2020	2019	Prior
Owner occupied CRE
Pass	$592,932	$654,845	$618,811	$577,916	$224,684	$364,579	$117,212	$18,671	$3,169,650
Special Mention	1,308	7,768	4,266	4,919	9,221	6,155	100	254	33,991
Substandard	3,266	8,037	15,975	11,544	8,437	9,042	1,421	2,688	60,410
Total owner occupied CRE	$597,506	$670,650	$639,052	$594,379	$242,342	$379,776	$118,733	$21,613	$3,264,051
Current period gross charge-offs	$—	$48	$—	$819	$—	$207	$—	$—	$1,074
Income producing CRE
Pass	$464,979	$904,015	$863,308	$795,143	$362,139	$526,968	$50,659	$13,247	$3,980,458
Special Mention	7,626	31,993	18,989	26,217	19,904	27,893	—	—	132,622
Substandard	31,530	10,041	6,343	5,436	43,450	54,018	—	54	150,872
Total income producing CRE	$504,135	$946,049	$888,640	$826,796	$425,493	$608,879	$50,659	$13,301	$4,263,952
Current period gross charge-offs	$—	$2,534	$—	$—	$—	$5,324	$—	$—	$7,858
Commercial & industrial
Pass	$573,391	$431,962	$280,372	$136,975	$86,300	$169,570	$581,871	$13,332	$2,273,773
Special Mention	2,908	4,449	1,642	5,430	5,473	718	14,861	274	35,755
Substandard	5,272	5,022	23,562	11,432	5,454	3,178	46,282	1,315	101,517
Total commercial & industrial	$581,571	$441,433	$305,576	$153,837	$97,227	$173,466	$643,014	$14,921	$2,411,045
Current period gross charge-offs	$5,430	$1,462	$13,271	$2,477	$787	$286	$—	$1,825	$25,538
Commercial construction
Pass	$525,988	$647,516	$396,958	$111,045	$66,635	$28,902	$62,370	$966	$1,840,380
Special Mention	—	—	6	28	—	124	—	—	158
Substandard	1,109	2,408	10,018	5,188	195	82	—	—	19,000
Total commercial construction	$527,097	$649,924	$406,982	$116,261	$66,830	$29,108	$62,370	$966	$1,859,538
Current period gross charge-offs	$—	$60	$—	$—	$—	$—	$—	$—	$60
Equipment financing
Pass	$673,201	$496,336	$233,422	$83,507	$41,053	$3,722	$—	$—	$1,531,241
Substandard	1,471	4,141	2,487	960	817	3	—	—	9,879
Total equipment financing	$674,672	$500,477	$235,909	$84,467	$41,870	$3,725	$—	$—	$1,541,120
Current period gross charge-offs	$474	$10,902	$9,764	$1,960	$786	$320	$—	$—	$24,206
Residential mortgage
Pass	$319,604	$975,957	$1,032,182	$440,287	$130,378	$280,357	$6	$3,415	$3,182,186
Substandard	1,480	2,580	2,180	889	1,991	7,374	—	248	16,742
Total residential mortgage	$321,084	$978,537	$1,034,362	$441,176	$132,369	$287,731	$6	$3,663	$3,198,928
Current period gross charge-offs	$—	$51	$—	$—	$—	$38	$—	$—	$89
Home equity
Pass	$—	$—	$—	$—	$—	$—	$926,596	$28,412	$955,008
Substandard	—	—	—	—	—	—	—	3,979	3,979
Total home equity	$—	$—	$—	$—	$—	$—	$926,596	$32,391	$958,987
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$167	$167
Residential construction
Pass	$92,490	$153,868	$42,237	$5,201	$1,046	$5,655	$—	$93	$300,590
Substandard	517	243	149	6	—	145	—	—	1,060
Total residential construction	$93,007	$154,111	$42,386	$5,207	$1,046	$5,800	$—	$93	$301,650
Current period gross charge-offs	$—	$1,111	$—	$—	$—	$—	$—	$—	$1,111
Manufactured housing
Pass	$45,065	$69,424	$48,814	$43,735	$31,321	$80,284	$—	$—	$318,643
Substandard	1,078	4,647	3,570	3,020	1,282	4,234	—	—	17,831
Total manufactured housing	$46,143	$74,071	$52,384	$46,755	$32,603	$84,518	$—	$—	$336,474
Current period gross charge-offs	$38	$1,503	$985	$419	$279	$690	$—	$—	$3,914
Consumer
Pass	$86,049	$39,461	$16,369	$10,350	$1,214	$668	$26,239	$534	$180,884
Substandard	50	55	53	25	5	13	32	—	233
Total consumer	$86,099	$39,516	$16,422	$10,375	$1,219	$681	$26,271	$534	$181,117
Current period gross charge-offs	$3,245	$241	$233	$38	$15	$1	$5	$204	$3,982

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Modifications to Borrowers Experiencing Financial Difficulty
The period-end amortized cost and additional information regarding loans modified under the terms of a FDM during the nine months ended September 30, 2024 and 2023 are presented in the following tables.

Nine Months Ended September 30, 2024
	New FDMs		Defaults within 12 months of modification
(dollars in thousands)	Amortized Cost	% of Total Class of Receivable
Owner occupied CRE	$3,425	0.1%	$1,781
Income producing CRE	21,471	0.5	—
Commercial & industrial	23,063	1.0	329
Equipment financing	4,891	0.3	317
Residential mortgage	2,755	0.1	720
Manufactured housing	305	14.0	—
Consumer	111	0.1	—
Total	$56,021	0.3	$3,147

Nine Months Ended September 30, 2024
New FDMs
(dollars in thousands)	Amortized Cost	Weighted Average Modification
Extension
Owner occupied CRE	$197	6 months
Commercial & industrial	19,445	1.1 years
Residential mortgage	225	10.2 years
Consumer	111	2.1 years
Total	19,978
Payment Delay
Owner occupied CRE (1)	1,631	5 months
Income producing CRE (2)	12,976	1.5 years
Commercial & industrial (1)	165	7 months
Residential mortgage	139	6 months
Total	14,911
Rate Reduction
Commercial & industrial	488	50 basis points
Payment Delay and Extension
Commercial & industrial	403	Payment delay: 4 months; Extension: 2.8 years
Equipment financing	4,891	Extension and payment delay: 8 months
Total	5,294
Rate Reduction and Extension
Income producing CRE	8,495	Rate reduction: 304 basis points; Extension: 4.8 years
Residential mortgage	2,391	Rate reduction: 448 basis points; Extension: 3.6 years
Manufactured housing	305	Rate reduction: 538 basis points; Extension: 3.6 years
Total	11,191
Rate Reduction and Payment Delay
Owner occupied CRE	1,438	Rate reduction: 75 basis points; Payment delay: 6 months
Commercial & industrial	106	Rate reduction: 150 basis points; Payment delay: 6 months
Total	1,544
Rate Reduction, Payment Delay & Extension
Owner occupied CRE	159	Rate reduction: 75 basis points; Payment delay: 6 months; Extension: 3 years
Commercial & industrial	2,456	Rate reduction: 273 basis points; Payment delay: 6 months; Extension: 4.6 years
Total	2,615

Total	$56,021
(1) Payment delay FDMs in bankruptcy are excluded from the weighted average payment delay calculation.
(2) Payment delays in this category reflect principal payment delays, while interest payments continue in accordance with loan terms.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Nine Months Ended September 30, 2023
	New FDMs						Defaults within 12 months of modification
	Amortized Cost by Type of Modification
(dollars in thousands)	Extension	Payment Delay	Payment Delay & Extension	Rate Reduction & Extension	Total	% of Total Class of Receivable
Owner occupied CRE	$782	$276	$—	$—	$1,058	—%	$—
Income producing CRE	38,139	—	—	35,369	73,508	1.8	—
Commercial & industrial	4,029	13,673	1,663	—	19,365	0.8	—
Commercial construction	—	366	—	—	366	—	—
Equipment financing	15,888	—	1,763	—	17,651	1.2	910
Residential mortgage	57	—	—	930	987	—	—
Residential construction	—	—	—	47	47	—	—
Manufactured housing	—	—	—	256	256	0.1	—
Total	$58,895	$14,315	$3,426	$36,602	$113,238	0.6	$910

The following paragraphs further describe the terms of FDMs executed during the nine months ended September 30, 2023:

Equipment financing FDMs typically consist of extensions and/or payment delays in which the borrower receives one or more three-month extensions and/or payment delays beyond the original maturity date. For the remainder of extension FDMs occurring during the first nine months of 2023, the weighted average extension granted was approximately 13 months.

Commercial and industrial payment delay FDMs include $2.86 million of loans in bankruptcy status. Excluding bankruptcy status loans, the remainder of FDMs in this category had a weighted average payment delay of approximately three months.

During the nine months ended September 30, 2023, income producing CRE FDMs categorized as rate reduction and extensions resulted in a decrease in weighted average interest rate of 158 basis points and extended the weighted average maturity by two years. Residential mortgage and manufactured housing FDMs resulted in a decrease in the weighted average interest rate on these FDMs of 562 basis points and extended the weighted average maturity by 17.5 years.

Allowance for Credit Losses
The ACL for loans represents management’s estimate of life of loan credit losses in the portfolio as of the end of the period. The ACL related to unfunded commitments is included in other liabilities in the consolidated balance sheet.

At both September 30, 2024 and December 31, 2023, United used a one-year reasonable and supportable forecast period. Expected credit losses were estimated using a regression model for each segment based on historical data from peer banks combined with a third party vendor’s baseline economic forecast to predict the change in credit losses. These estimates were then combined with a starting value that was based on United’s recent charge-off experience to produce an expected default rate, with the results subject to a floor. Beginning in the second quarter of 2024, United adjusted the model assumption regarding the look-back period used to determine the starting value for the expected default rate, which decreased the need for model overlays and, collectively, had no material impact on the ACL.

In the case of commercial & industrial loans, at September 30, 2024, the expected default rate was adjusted downward by a model overlay based on expectations of future performance.

At September 30, 2024, the third party vendor’s baseline economic forecast had improved slightly relative to the forecast at December 31, 2023. At September 30, 2024, United applied qualitative adjustments to the model output for the residential mortgage, owner occupied CRE, commercial and industrial, manufactured housing and equipment finance portfolios. In addition, a qualitative adjustment was made for loans in certain western North Carolina areas affected by Hurricane Helene.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the balance and activity in the ACL by portfolio segment for the periods indicated (in thousands).

	Three Months Ended September 30,
	2024					2023
	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Initial ACL - PCD loans (1)	Charge-Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied CRE	$21,787	$(127)	$311	$(736)	$21,235	$21,788	$92	$(656)	$74	$2,686	$23,984
Income producing CRE	42,894	(1,461)	52	(2,009)	39,476	38,775	3,092	(3,044)	33	6,732	45,588
Commercial & industrial	32,101	(5,999)	1,422	7,175	34,699	29,856	533	(19,702)	2,160	18,370	31,217
Commercial construction	19,617	(69)	33	(3,548)	16,033	22,276	—	—	49	(1,686)	20,639
Equipment financing	45,115	(6,282)	1,014	6,019	45,866	28,604	—	(7,215)	890	8,083	30,362
Residential mortgage	28,612	(110)	78	5,723	34,303	25,431	—	(16)	145	1,324	26,884
Home equity	9,386	(88)	52	1,415	10,765	10,609	—	(22)	2,806	(3,594)	9,799
Residential construction	1,384	(139)	28	213	1,486	3,446	—	(474)	133	(231)	2,874
Manufactured housing	11,522	(11,635)	79	564	530	9,204	—	(1,171)	3	1,342	9,378
Consumer	604	(1,064)	254	1,103	897	716	—	(863)	232	747	832
ACL - loans	213,022	(26,974)	3,323	15,919	205,290	190,705	3,717	(33,163)	6,525	33,773	201,557
ACL - unfunded commitments	11,718	—	—	(1,491)	10,227	21,572	—	—	—	(3,505)	18,067
Total ACL	$224,740	$(26,974)	$3,323	$14,428	$215,517	$212,277	$3,717	$(33,163)	$6,525	$30,268	$219,624

	Nine Months Ended September 30,
	2024					2023
	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Initial ACL - PCD loans (1)	Charge- Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied CRE	$23,542	$(928)	$747	$(2,126)	$21,235	$19,834	$273	$(863)	$396	$4,344	$23,984
Income producing CRE	47,755	(4,819)	237	(3,697)	39,476	32,082	3,399	(7,858)	1,357	16,608	45,588
Commercial & industrial	30,890	(14,069)	4,305	13,573	34,699	23,504	1,891	(24,353)	3,840	26,335	31,217
Commercial construction	21,741	(122)	114	(5,700)	16,033	20,120	39	—	191	289	20,639
Equipment financing	33,383	(20,175)	3,043	29,615	45,866	23,395	—	(14,994)	2,757	19,204	30,362
Residential mortgage	28,219	(132)	223	5,993	34,303	20,809	157	(61)	320	5,659	26,884
Home equity	9,647	(95)	140	1,073	10,765	8,707	534	(167)	2,977	(2,252)	9,799
Residential construction	1,833	(328)	72	(91)	1,486	2,049	124	(1,111)	162	1,650	2,874
Manufactured housing	10,339	(14,475)	200	4,466	530	8,098	—	(2,445)	29	3,696	9,378
Consumer	722	(2,841)	730	2,286	897	759	4	(3,007)	709	2,367	832
ACL - loans	208,071	(57,984)	9,811	45,392	205,290	159,357	6,421	(54,859)	12,738	77,900	201,557
ACL - unfunded commitments	16,057	—	—	(5,830)	10,227	21,163	—	—	—	(3,096)	18,067
Total ACL	$224,128	$(57,984)	$9,811	$39,562	$215,517	$180,520	$6,421	$(54,859)	$12,738	$74,804	$219,624
(1) For the three months ended September 30, 2023, represents the initial ACL related to PCD loans acquired in the First Miami transaction. For the nine months ended September 30, 2023, represents the initial ACL related to PCD loans acquired in the First Miami and Progress transactions.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 7 – Derivatives and Hedging Activities

The table below presents the fair value of derivative financial instruments, which are included in other assets and other liabilities on the consolidated balance sheet, as of the dates indicated:

	September 30, 2024			December 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Derivative Asset	Derivative Liability		Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Cash flow hedge of subordinated debt	$100,000	$9,925	$—	$100,000	$13,168	$—
Cash flow hedges of trust preferred securities	20,000	—	—	20,000	—	—
Fair value hedges of AFS debt securities	830,955	—	—	655,511	—	—
Fair value hedges of loans	1,650,000	—	—	150,000	—	—
Total	2,600,955	9,925	—	925,511	13,168	—

Derivatives not designated as hedging instruments:
Customer derivative positions	1,180,146	6,913	47,690	1,177,275	3,461	68,384
Dealer offsets to customer derivative positions	1,210,330	15,174	6,485	1,197,364	23,061	4,597
Risk participations	82,099	1	27	90,597	1	8
Mortgage banking - loan commitments	65,628	1,397	16	48,452	1,089	—
Mortgage banking - forward sales commitment	94,643	122	255	81,671	20	658
Bifurcated embedded derivatives	51,935	8,596	—	51,935	9,552	—
Dealer offsets to bifurcated embedded derivatives	51,935	—	10,121	51,935	—	11,164
Total	2,736,716	32,203	64,594	2,699,229	37,184	84,811

Total derivatives	$5,337,671	$42,128	$64,594	$3,624,740	$50,352	$84,811

Total gross derivative instruments		$42,128	$64,594		$50,352	$84,811
Less: Amounts subject to master netting agreements		(5,857)	(5,857)		(4,683)	(4,683)
Less: Cash collateral received/pledged		(20,280)	(11,210)		(33,921)	(11,330)
Net amount		$15,991	$47,527		$11,748	$68,798

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

Hedging Derivatives

Cash Flow Hedges of Interest Rate Risk
As of September 30, 2024 and December 31, 2023, United utilized interest rate caps and swaps to hedge the variability of cash flows due to changes in interest rates on certain of its variable-rate subordinated debt and trust preferred securities. Gains and losses related to changes in fair value are reclassified into earnings in the periods the hedged forecasted transactions occur. Losses representing amortization of the premium recorded on cash flow hedges, which is a component excluded from the assessment of effectiveness, are recognized in earnings on a straight-line basis in the same caption as the hedged item over the term of the hedge. Over the next twelve months, United expects to reclassify $4.64 million of gains from AOCI into earnings related to these agreements.

Fair Value Hedges of Interest Rate Risk
United uses interest rate derivatives to manage its exposure to changes in fair value attributable to changes in interest rates on certain of its fixed-rate financial instruments. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives. During the first three quarters of 2024, United entered into additional fair value hedges on stated amounts of closed portfolios of loans and investment securities using the portfolio layer method.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The table below presents the effect of derivatives in hedging relationships, all of which are interest rate contracts, on net interest income for the periods indicated.

	Affected Income Statement Line Item Increase/(Decrease) to Earnings	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2024	2023	2024	2023
Fair value hedges:
AFS securities:
Amounts related to interest settlements on derivatives		$3,568	$3,011	$9,544	5,321
Gain (loss) recognized on derivative		(22,144)	9,139	(12,292)	23,028
Gain (loss) recognized on hedged items		22,983	(8,382)	13,495	(23,671)
Net income recognized on AFS securities fair value hedges	Interest revenue- investment securities	$4,407	$3,768	$10,747	$4,678
Loans:
Amounts related to interest settlements on derivatives		$3,986	$—	$8,949	$—
Loss recognized on derivatives		(27,305)	—	(21,680)	—
Gain recognized on hedged items		27,931	—	22,285	—
Net income recognized on loan fair value hedges	Interest revenue - loans, including fees	$4,612	$—	$9,554	$—

Cash flow hedges:
Long-term debt (1)	Interest expense- long term debt	$1,441	$42	$4,319	$2,098
 (1) Includes premium amortization expense excluded from the assessment of hedge effectiveness of $354,000 and $348,000 for the nine months ended September 30, 2024 and 2023, respectively.

The table below presents the carrying amount of hedged items and cumulative fair value hedging basis adjustments for the periods presented. All fair value hedges of AFS debt securities and loans at September 30, 2024 and December 31, 2023 were designated under the portfolio layer method.

(in thousands)	September 30, 2024			December 31, 2023
Balance Sheet Location	Carrying Amount	Hedge Accounting Basis Adjustment	Hedged Portfolio Layer	Carrying Amount	Hedge Accounting Basis Adjustment	Hedged Portfolio Layer
Debt securities AFS (1)	$1,010,045	$8,822	$830,955	$789,908	$(4,673)	$655,511
Loans and leases held for investment	4,799,235	24,178	1,650,000	1,017,379	1,893	150,000
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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

forward loan sales commitments are freestanding derivative instruments. Fair value adjustments on these derivative instruments are recorded within mortgage loan gains and other related fee income in the consolidated statements of income.

The table below presents the gains and losses recognized in income on derivatives not designated as hedging instruments for the periods indicated.

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2024	2023	2024	2023
Customer derivatives and dealer offsets	Other noninterest income	$1,165	$789	$1,371	$1,701
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	(72)	(651)	(263)	(1,658)
Mortgage banking derivatives	Mortgage loan gains and other related fees	(1,947)	1,034	(595)	2,435
Risk participations	Other noninterest income	17	19	16	161
		$(837)	$1,191	$529	$2,639

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

Note 8 – Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below.

(in thousands)	September 30, 2024	December 31, 2023
Core deposit intangible	$100,694	$104,174
Less: accumulated amortization	(47,779)	(40,495)
Net core deposit intangible	52,915	63,679
Customer relationship intangible	8,400	8,400
Less: accumulated amortization	(2,351)	(1,906)
Net customer relationship intangible	6,049	6,494
Total intangibles subject to amortization, net (1)	58,964	70,173
Goodwill	916,153	919,914
Total goodwill and other intangible assets, net	$975,117	$990,087
(1) As intangible assets become fully amortized, they are excluded from balances presented.

At September 30, 2024, FinTrust met the criteria to be classified as held for sale. In the second quarter of 2024, at the time of transfer to held for sale, the carrying amount of FinTrust’s net assets held for sale was compared to fair value, less cost to sell, which resulted in a $5.10 million write-down to the goodwill associated with FinTrust. The write-down is reflected in other noninterest expense for the nine months ended September 30, 2024 in the Consolidated Statements of Income. As of September 30, 2024, FinTrust had total assets of $16.0 million, including $9.06 million of goodwill and a $6.02 million customer relationship intangible included in the table above. When United closed on the sale of FinTrust on October 1, 2024, the related intangibles were disposed of as of that date.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the changes in the carrying amounts of goodwill for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Balance, beginning of period (1)	$916,153	$896,718	$919,914	$751,174
Acquisitions	—	23,196	—	168,740
Measurement period adjustment - First Miami (2)	—	—	1,339	—
FinTrust goodwill write-down	—	—	(5,100)	—
Balance, end of period (1)	$916,153	$919,914	$916,153	$919,914
(1) Goodwill balances are shown net of accumulated impairment losses of $306 million incurred prior to 2023.
(2) See Note 4 for further details.

The estimated aggregate amortization expense for future periods for finite-lived intangibles, excluding the customer relationship intangible associated with FinTrust, is as follows:

(in thousands)
Year
Remainder of 2024	$3,387
2025	12,272
2026	10,394
2027	8,516
2028	6,734
Thereafter	11,637
Total	$52,940

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

(in thousands)
September 30, 2024	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$535,986	$—	$—	$535,986
U.S. Government agencies & GSEs	—	351,807	—	351,807
State and political subdivisions	—	163,604	—	163,604
Residential MBS	—	1,731,364	—	1,731,364
Commercial MBS	—	886,683	—	886,683
Corporate bonds	—	193,294	2,226	195,520
Asset-backed securities	—	158,491	—	158,491
Equity securities with readily determinable fair values	5,794	2,100	—	7,894
Mortgage loans held for sale	—	49,800	—	49,800
Deferred compensation plan assets	14,459	—	—	14,459
Servicing rights for SBA/USDA loans	—	—	4,937	4,937
Residential mortgage servicing rights	—	—	35,378	35,378
Derivative financial instruments	—	31,973	10,155	42,128
Total assets	$556,239	$3,569,116	$52,696	$4,178,051

Liabilities:
Deferred compensation plan liability	$14,454	$—	$—	$14,454
Derivative financial instruments	—	54,037	10,557	64,594
Total liabilities	$14,454	$54,037	$10,557	$79,048

(in thousands)
December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$387,349	$—	$—	$387,349
U.S. Government agencies & GSEs	—	267,500	—	267,500
State and political subdivisions	—	164,049	—	164,049
Residential MBS	—	1,507,598	—	1,507,598
Commercial MBS	—	641,654	—	641,654
Corporate bonds	—	199,017	2,205	201,222
Asset-backed securities	—	161,712	—	161,712
Equity securities with readily determinable fair values	5,767	1,628	—	7,395
Mortgage loans held for sale	—	33,008	—	33,008
Deferred compensation plan assets	12,791	—	—	12,791
Servicing rights for SBA/USDA loans	—	—	5,444	5,444
Residential mortgage servicing rights	—	—	35,897	35,897
Derivative financial instruments	—	39,710	10,642	50,352
Total assets	$405,907	$3,015,876	$54,188	$3,475,971

Liabilities:
Deferred compensation plan liability	$12,838	$—	$—	$12,838
Derivative financial instruments	—	73,639	11,172	84,811
Total liabilities	$12,838	$73,639	$11,172	$97,649

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table shows a reconciliation of the beginning and ending balances for the periods indicated for assets measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values.

	2024					2023
(in thousands)	Derivative Assets	Derivative Liabilities	SBA/USDA loan servicing rights	Residential mortgage servicing rights	Corporate Bonds	Derivative Assets	Derivative Liabilities	SBA/USDA loan servicing rights	Residential mortgage servicing rights	Corporate Bonds
Three Months Ended September 30,
Beginning balance	$12,933	$13,313	$5,247	$38,014	$2,197	$11,872	$12,564	$6,148	$37,194	$2,183
Additions	1,274	58	235	1,091	—	—	—	525	826	—
Sales and settlements	(2,064)	—	(197)	(1,095)	—	—	—	(418)	(534)	—
Fair value adjustments included in OCI	—	—	—	—	29	—	—	—	—	(4)
Fair value adjustments included in earnings	(1,988)	(2,814)	(348)	(2,632)	—	1,207	1,074	(824)	748	—
Ending balance	$10,155	$10,557	$4,937	$35,378	$2,226	$13,079	$13,638	$5,431	$38,234	$2,179

Nine Months Ended September 30,
Beginning balance	$10,642	$11,172	$5,444	$35,897	$2,205	$11,513	$12,840	$5,188	$36,559	$2,212
Business combinations	—	—	—	—	—	—	—	95	—	—
Additions	4,102	58	750	2,869	—	—	170	1,449	2,306	—
Transfers from Level 2	484	925	—	—	—	—	—	—	—	—
Sales and settlements	(4,381)	—	(751)	(2,892)	—	(11)	—	(869)	(1,482)	—
Fair value adjustments included in OCI	—	—	—	—	21	—	—	—	—	(33)
Fair value adjustments included in earnings	(692)	(1,598)	(506)	(496)	—	1,577	628	(432)	851	—
Ending balance	$10,155	$10,557	$4,937	$35,378	$2,226	$13,079	$13,638	$5,431	$38,234	$2,179

The following table presents quantitative information about significant Level 3 inputs for fair value on a recurring basis as of the dates indicated.

Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Inputs	September 30, 2024		December 31, 2023
			Range	Weighted Average	Range	Weighted Average
SBA/USDA loan servicing rights	Discounted cash flow	Discount rate	4.8% - 23.5%	11.8%	8.4% - 25.0%	16.2%
		Prepayment rate	0.1 - 39.8	20.2	3.5 - 37.4	18.5
Residential mortgage servicing rights	Discounted cash flow	Discount rate	10.0 - 12.5	10.0	10.0 - 15.0	10.0
		Prepayment rate	6.5 - 77.7	8.7	6.5 - 29.9	8.0
Corporate bonds	Discounted cash flow	Discount rate	5.7 - 6.4	6.2	6.1 - 6.7	6.5
Derivative assets - mortgage	Internal model	Pull through rate	73.0 - 100	91.1	60.0 - 100	90.5
Derivative assets and liabilities - other	Dealer priced	Dealer priced	N/A	N/A	N/A	N/A

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

Mortgage Loans Held for Sale
(in thousands)	September 30, 2024	December 31, 2023
Outstanding principal balance	$48,228	$31,788
Fair value	49,800	33,008

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Gain (Loss) from Change in Fair Value on Mortgage Loans Held for Sale
Location	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Mortgage loan gains and other related fees	$180	$209	$352	$473

Changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of assets that were still held as of September 30, 2024 and December 31, 2023, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented.

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2024
Loans held for investment	$—	$—	$34,468	$34,468
FinTrust net assets held for sale	—	—	15,586	15,586

December 31, 2023
Loans held for investment	$—	$—	$36,984	$36,984

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

In June 2024, the net assets of FinTrust were transferred to held for sale and therefore were carried at fair value, less cost to sell as of September 30, 2024. The fair value, less cost to sell was based on a probability-weighted discounted cash flow valuation of the consideration included in a sales contract executed in June 2024, which resulted in a $5.10 million write-down to the goodwill associated with FinTrust recorded during the second quarter of 2024. The valuation of the disposal group is categorized as Level 3 as significant unobservable inputs, most notably the probability assessment of realizing revenue-related contingent consideration, were used in the determination of fair value. The sale of FinTrust was completed subsequent to the end of the third quarter on October 1, 2024.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

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

		Fair Value Level
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
September 30, 2024
Assets:
HTM debt securities	$2,401,877	$18,474	$2,042,255	$—	$2,060,729
Loans and leases, net	17,758,809	—	—	17,264,089	17,264,089

Liabilities:
Deposits	23,253,102	—	23,246,658	—	23,246,658
Long-term debt	316,363	—	—	305,683	305,683

December 31, 2023
Assets:
HTM debt securities	$2,490,848	$17,950	$2,077,670	$—	$2,095,620
Loans and leases, net	18,110,684	—	—	17,585,073	17,585,073

Liabilities:
Deposits	23,310,611	—	23,305,223	—	23,305,223
Long-term debt	324,823	—	—	310,060	310,060

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Stock-Based Compensation

United has an equity compensation plan that allows for grants of various share-based compensation. The general terms of the plan include a vesting period (usually four years) with an exercise period not to exceed ten years. Certain options and restricted stock unit awards provide for accelerated vesting if there is a change in control (as defined in the plan document). As of September 30, 2024, the plan covered 1.81 million shares that could be issued pursuant to additional awards granted under the plan.

The table below presents restricted stock unit and option activity for the nine months ended September 30, 2024.

	Restricted Stock Unit Awards			Options
	Shares	Weighted- Average Grant- Date Fair Value	Aggregate Intrinsic Value ($000)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2023	929,367	$28.85		406,737	$21.19
Granted	514,326	29.30		—	—
Released / Exercised	(205,034)	26.70	$5,740	(86,010)	20.37		$637
Cancelled	(80,752)	28.01		(2,353)	26.05
Outstanding at September 30, 2024	1,157,907	29.52	33,672	318,374	21.37	4.5	2,454

Vested / Exercisable at September 30, 2024	—	—		318,374	21.37	4.5	2,454
No compensation expense relating to options was included in earnings for the nine months ended September 30, 2024 and 2023.

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

For the nine months ended September 30, 2024 and 2023, expense of $7.18 million and $6.54 million, respectively, was recognized related to restricted stock unit and performance stock unit awards granted to United employees, which was included in salaries and employee benefits expense. In addition, for the nine months ended September 30, 2024 and 2023, $546,000 and $555,000, respectively, was recognized in other expense for restricted stock unit awards granted to members of United’s Board.
A deferred income tax benefit related to stock-based compensation expense of $1.95 million and $1.81 million was included in the determination of income tax expense for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, there was $26.5 million of unrecognized expense related to non-vested restricted stock unit and performance stock unit awards granted under the plan. That cost is expected to be recognized over a weighted-average period of 2.7 years.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 11 – Reclassifications Out of AOCI

The following table presents the details regarding amounts reclassified out of AOCI for the periods indicated. Amounts shown in parentheses reduce earnings.

(in thousands)
Details about AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2024	2023	2024	2023
Realized losses on AFS securities:
	$—	$—	$—	$(1,644)	Securities losses, net
	—	—	—	374	Income tax expense
	$—	$—	$—	$(1,270)	Net of tax

Amortization of unrealized losses on HTM securities transferred from AFS:
	$(2,235)	$(2,478)	$(6,772)	$(7,964)	Investment securities interest revenue
	528	593	1,723	1,917	Income tax expense
	$(1,707)	$(1,885)	$(5,049)	$(6,047)	Net of tax

Reclassifications related to derivative instruments accounted for as cash flow hedges:
Interest rate contracts	$1,441	$42	$4,319	$2,098	Long-term debt interest expense
	(364)	(11)	(1,095)	(536)	Income tax expense
	$1,077	$31	$3,224	$1,562	Net of tax

Amortization of defined benefit pension plan net periodic pension cost components:
Prior service cost	$(44)	$(61)	$(134)	$(183)	Salaries and employee benefits expense
	11	16	34	47	Income tax expense
	$(33)	$(45)	$(100)	$(136)	Net of tax

Total reclassifications for the period	$(663)	$(1,899)	$(1,925)	$(5,891)	Net of tax

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 12 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net income	$47,347	$47,866	$176,593	$173,454
Dividends on preferred stock	(1,573)	(1,624)	(4,719)	(5,062)
Discount on preferred shares repurchased	—	792	—	792
Earnings allocated to participating securities	(272)	(259)	(988)	(939)
Net income available to common shareholders	$45,502	$46,775	$170,886	$168,245

Weighted average shares outstanding:
Basic	119,818	119,506	119,736	116,925
Effect of dilutive securities:
Stock options	84	95	75	141
Restricted stock units	50	23	16	18
Diluted	119,952	119,624	119,827	117,084

Net income per common share:
Basic	$0.38	$0.39	$1.43	$1.44
Diluted	$0.38	$0.39	$1.43	$1.44

For the three months ended September 30, 2024, no potentially dilutive shares of common stock issuable upon exercise of stock options were excluded from the computation of earnings per share because of their antidilutive effect. For the three months ended September 30, 2023, United excluded from the computation of earnings per share 1,968 potentially dilutive shares of common stock issuable upon exercise of stock options because of their antidilutive effect.

Note 13 – Regulatory Matters

As of September 30, 2024, United and the Bank were categorized as well-capitalized under the regulatory requirements in effect at that time. To be categorized as well-capitalized, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at the time, as set forth in the table below, and have met certain other requirements. Management believes that United and the Bank exceeded all well-capitalized requirements at September 30, 2024, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Regulatory capital ratios at September 30, 2024 and December 31, 2023, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under regulatory requirements in effect at such times, are presented below for United and the Bank:

			United Community Banks, Inc. (Consolidated)		United Community Bank
(dollars in thousands)	Minimum (1)	Well- Capitalized	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Risk-based ratios:
CET1 capital	4.5%	6.5%	13.07%	12.16%	13.06%	12.22%
Tier 1 capital	6.0	8.0	13.53	12.60	13.06	12.22
Total capital	8.0	10.0	15.31	14.49	14.08	13.23
Leverage ratio	4.0	5.0	9.99	9.47	9.62	9.17

CET1 capital			$2,541,702	$2,432,518	$2,527,187	$2,435,962
Tier 1 capital			2,629,968	2,520,784	2,527,187	2,435,962
Total capital			2,976,156	2,898,474	2,726,029	2,638,009
Risk-weighted assets			19,445,156	20,007,236	19,354,392	19,933,429
Average total assets for the leverage ratio			26,318,046	26,621,561	26,264,897	26,563,946
(1) As of September 30, 2024 and December 31, 2023, the minimum ratios as presented were subject to an additional capital conservation buffer of 2.50%

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

The following table summarizes the contractual amount of off-balance sheet instruments as of the dates indicated.

(in thousands)	September 30, 2024	December 31, 2023
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$3,922,384	$4,305,483
Letters of credit	57,498	61,808

For certain purchase card and credit card agreements between United customers and a third party institution, in the case of the borrower’s default, United will make the holder of the loan whole. As of September 30, 2024, the outstanding balance of these purchase and credit card loans totaled $4.34 million.

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

The following table summarizes, as of the dates indicated, tax credit and certain equity method investments:

(in thousands)	Balance Sheet Location	September 30, 2024	December 31, 2023
Investments in LIHTC:
Carrying amount	Other assets	$54,161	$48,867
Amount of future funding commitments included in carrying amount	Other liabilities	19,147	14,176
Lending exposure	Loans and leases held for investment	10,988	803
Renewable energy investments:
Carrying amount	Other assets	3,373	18,631
Amount of future funding commitments (1)	N/A	13,214	14,406
Fintech funds and certain other equity method investments:
Carrying amount	Other assets	35,962	33,720
Amount of future funding commitments not included in carrying amount	N/A	28,518	25,008
(1) Starting in 2024, United no longer records future funding commitments related to its renewable energy investments on the balance sheet. Prior to 2024, these commitments were included in other liabilities.

The following table presents a summary of tax credits and amortization expense associated with the United’s tax credit investment activity.

(in thousands)	Income Statement Location	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Investments in LIHTC:
Income tax credits and other income tax benefits	Income tax expense	$(1,996)	$(5,989)
Amortization expense	Income tax expense	1,831	5,398

Note 15 – Common Stock

In August of 2024, the Board approved an increase of the common stock repurchase authority under United’s common stock repurchase program to $100 million and approved the extension of the program through December 31, 2025. During the three and nine months ended September 30, 2024 and 2023, no shares were repurchased under the program. As of September 30, 2024, United had remaining authorization to repurchase up to $100 million of outstanding common stock under the program.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at September 30, 2024 and December 31, 2023 and our results of operations for the three and nine months ended September 30, 2024 and 2023. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. The following discussion and analysis should be read along with our consolidated financial statements and related notes included in Part I - Item 1 of this Report, “Cautionary Note Regarding Forward-Looking Statements” and the risk factors discussed in our 2023 10-K and the other reports we have filed with the SEC after we filed the 2023 10-K.

Unless the context otherwise requires, the terms “we,” “our,” “us” refer to United on a consolidated basis.

Overview

We offer a wide array of commercial and consumer banking services and investment advisory services primarily through the operation of 202 banking offices throughout Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama. We have grown organically as well as through strategic acquisitions. At September 30, 2024, we had consolidated total assets of $27.4 billion and 3,010 full-time equivalent employees.

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
•During the second quarter of 2024, we entered into an agreement to sell FinTrust, which closed subsequent to the end of the third quarter on October 1, 2024.
•During the third quarter of 2024, we sold $303 million of manufactured housing loans, which was substantially all of that portfolio. As a result of the sale, we recorded a charge-off of $11.0 million, which is reflected in the loans sold amount, and a pre-tax loss on sale of the loans of $27.2 million, reflected in noninterest income. Our manufactured housing loan portfolio came to us through the acquisition of Reliant Bank in January 2022 and we discontinued originating those loans in the third quarter of 2023. Selling the portfolio reduced risk and allowed us to redirect our management and capital resources to activities that better align with our strategic objectives.
Results of Operations
We reported net income and diluted earnings per common share of $47.3 million and $0.38, respectively, for the third quarter of 2024, compared to $47.9 million and $0.39, respectively, for the same period in 2023. The third quarter of 2024 included a $27.2 million loss on the manufactured housing loan sale, which was partially offset by a decrease in provision for credit losses of $15.8 million and an increase in net interest revenue of $6.63 million.

Net interest revenue increased to $209 million for the third quarter of 2024, compared to $203 million for the third quarter of 2023. Taxable equivalent interest revenue increased $26.0 million mostly resulting from higher interest rates earned on our average loan and securities portfolios. The increase resulted from the replacement of lower-yielding fixed-rate asset runoff with higher-yielding market rate instruments and earnings from fair value hedges on certain AFS investment securities and loans. The increase in interest revenue was partially offset by an increase in interest expense of $19.3 million mostly resulting from interest-bearing deposit growth in combination with higher rates paid on those deposits. For the third quarter of 2024, our net interest spread increased seven basis points to 2.30% and our net interest margin increased nine basis points to 3.33% compared to the same period of 2023. The increases in net interest spread and net interest margin reflect the increase in yield on interest-earning assets, as discussed, in combination with less steep increases in deposit rates compared to the third quarter of 2023.

We recorded a provision for credit losses of $14.4 million for the third quarter of 2024, compared to a provision of $30.3 million for the third quarter of 2023. The provision for the third quarter of 2023 was elevated due to a $19.0 million charge off taken during this quarter and a $4.01 million provision for the establishment of the initial ACL for First Miami non-PCD loans and unfunded commitments. The provision for credit losses for the third quarter of 2024 is indicative of the impact of an improving economic forecast and slower loan growth, partly offset by a special provision of $9.89 million related to expected losses in nine counties in western North Carolina severely affected by Hurricane Helene. The provision for unfunded commitments for the quarter was a negative $1.49 million due to a decrease in the amount of unfunded commitments, particularly commercial construction commitments.

Noninterest income of $8.09 million for the third quarter of 2024 decreased by $23.9 million compared to the third quarter of 2023 mostly driven by the loss on the manufactured housing loan sale and a negative fair value adjustment, including decay, to our mortgage servicing asset of $3.07 million. These reductions in noninterest income were partially offset by gains on other investments compared to losses in the third quarter of 2023, which resulted in a $2.43 million increase in income, and an increase in other noninterest income of $3.55 million. Other noninterest income in the third quarter of 2023 was negatively impacted by a $1.00 million loss on the sale of two of our Tennessee branches and $912,000 more in collateral charges related to our derivative positions.

For the third quarter of 2024, noninterest expenses of $143 million decreased $1.41 million, or 1%, compared to the same period of 2023. The decrease was primarily attributable to a decrease in merger-related and other charges of $6.99 million due to the lack of merger activity in 2024, which was partially offset by a $2.36 million increase in salaries and employee benefits and a $1.72 million increase in communications and equipment expense.

For the nine months ended September 30, 2024 and 2023, we reported net income of $177 million and $173 million, respectively, and diluted earnings per common share of $1.43 and $1.44, respectively. Net interest revenue and net interest margin for the nine months ended September 30, 2024 were $617 million and 3.30%, respectively, compared to $614 million and 3.41%, respectively, for the same period in 2023. In addition to the factors affecting the third quarter of 2024, results of operations for the nine months ended September 30, 2024 include a $5.10 million goodwill write-down associated with the transfer of FinTrust to held-for-sale, a $1.37 million increase in BOLI income related to death benefits recognized in the first and third quarters of 2024 and higher FDIC assessment expense of $4.58 million, which is attributable to the FDIC special assessment and an increase in our assessment base. The nine months ended September 30, 2024 also reflects an additional six months of salaries and benefits and occupancy expense attributable to the addition of First Miami employees and branches on July 1, 2023.

Results for the third quarter and first nine months of 2024 are discussed in further detail throughout the following sections of MD&A.

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

Non-GAAP Reconciliation and Explanation

This Report contains financial information determined by methods other than in accordance with GAAP. Such non-GAAP financial information includes the following measures: “tangible book value per common share,” and “tangible common equity to tangible assets.” In addition, management presents non-GAAP operating performance measures, which exclude merger-related and other items that are not part of our ongoing business operations. Operating performance measures include “noninterest income - operating,” “noninterest expense - operating,” “net income – operating,” “diluted income per common share – operating,” “return on common equity – operating,” “return on tangible common equity – operating,” “return on assets – operating” and “efficiency ratio – operating.” We have developed internal policies and procedures to accurately capture and account for merger-related and other charges and those charges are reviewed with the Audit Committee of our Board each quarter. We use these non-GAAP measures because we believe they provide useful supplemental information for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. We believe these non-GAAP measures may also provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as a comparison to financial results for prior periods. Nevertheless, non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. These non-GAAP measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP. In addition, because non-GAAP measures are not standardized, it may not be possible to compare our non-GAAP measures to similarly titled measures used by other companies. To the extent applicable, reconciliations of these non-GAAP measures to the most directly comparable measures as reported in accordance with GAAP are included in Table 1 of MD&A.

UNITED COMMUNITY BANKS, INC.
Table 1 - Financial Highlights
(dollars in thousands, except per share data)
	2024			2023		Third Quarter 2024 - 2023 Change	For the Nine Months Ended September 30,		YTD Change
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter		2024	2023
INCOME SUMMARY
Interest revenue	$349,086	$346,965	$336,728	$338,698	$323,147		$1,032,779	$898,409
Interest expense	139,900	138,265	137,579	135,245	120,591		415,744	284,097
Net interest revenue	209,186	208,700	199,149	203,453	202,556	3%	617,035	614,312	—%
Provision for credit losses	14,428	12,235	12,899	14,626	30,268		39,562	74,804
Noninterest income	8,091	36,556	39,587	(23,090)	31,977	(75)	84,234	98,573	(15)
Total revenue	202,849	233,021	225,837	165,737	204,265	(1)	661,707	638,081	4
Noninterest expenses	143,065	147,044	145,002	154,587	144,474	(1)	435,111	416,686	4
Income before income tax expense	59,784	85,977	80,835	11,150	59,791	—	226,596	221,395	2
Income tax expense	12,437	19,362	18,204	(2,940)	11,925	4	50,003	47,941	4
Net income	47,347	66,615	62,631	14,090	47,866	(1)	176,593	173,454	2
Non-operating items	29,385	6,493	2,187	67,450	9,168		38,065	21,444
Income tax benefit of non-operating items	(6,276)	(1,462)	(493)	(16,714)	(2,000)		(8,231)	(4,775)
Net income - operating (1)	$70,456	$71,646	$64,325	$64,826	$55,034	28	$206,427	$190,123	9

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$0.38	$0.54	$0.51	$0.11	$0.39	(3)	$1.43	$1.44	(1)
Diluted net income - operating (1)	0.57	0.58	0.52	0.53	0.45	27	1.67	1.58	6
Cash dividends declared	0.24	0.23	0.23	0.23	0.23	4	0.70	0.69	1
Book value	27.68	27.18	26.83	26.52	25.87	7	27.68	25.87	7
Tangible book value (3)	19.66	19.13	18.71	18.39	17.70	11	19.66	17.70	11
Key performance ratios:
Return on common equity - GAAP (2)(4)	5.20%	7.53%	7.14%	1.44%	5.32%		6.61%	6.69%
Return on common equity - operating (1)(2)(4)	7.82	8.12	7.34	7.27	6.14		7.76	7.35
Return on tangible common equity - operating (1)(2)(3)(4)	11.17	11.68	10.68	10.58	9.03		11.18	10.65
Return on assets - GAAP (4)	0.67	0.97	0.90	0.18	0.68		0.85	0.86
Return on assets - operating (1)(4)	1.01	1.04	0.93	0.92	0.79		0.99	0.95
Net interest margin (FTE) (4)	3.33	3.37	3.20	3.19	3.24		3.30	3.41
Efficiency ratio - GAAP	65.51	59.70	60.47	66.33	61.32		61.76	58.06
Efficiency ratio - operating (1)	57.37	57.06	59.15	59.57	57.43		57.84	55.07
Equity to total assets	12.45	12.35	12.06	11.95	11.85		12.45	11.85
Tangible common equity to tangible assets (3)	8.93	8.78	8.49	8.36	8.18		8.93	8.18

ASSET QUALITY
NPAs	$114,960	$116,722	$107,230	$92,877	$90,883	26	$114,960	$90,883	26
ACL - loans	205,290	213,022	210,934	208,071	201,557	2	205,290	201,557	2
Net charge-offs	23,651	11,614	12,908	10,122	26,638		48,173	42,121
ACL - loans to loans	1.14%	1.17%	1.15%	1.14%	1.11%		1.14%	1.11%
Net charge-offs to average loans (4)	0.52	0.26	0.28	0.22	0.59		0.35	0.32
NPAs to total assets	0.42	0.43	0.39	0.34	0.34		0.42	0.34

AT PERIOD END ($ in millions)
Loans	$17,964	$18,211	$18,375	$18,319	$18,203	(1)	$17,964	$18,203	(1)
Investment securities	6,425	6,038	5,859	5,822	5,701	13	6,425	5,701	13
Total assets	27,373	27,057	27,365	27,297	26,869	2	27,373	26,869	2
Deposits	23,253	22,982	23,332	23,311	22,858	2	23,253	22,858	2
Shareholders’ equity	3,407	3,343	3,300	3,262	3,184	7	3,407	3,184	7
Common shares outstanding (thousands)	119,283	119,175	119,137	119,010	118,976	—	119,283	118,976	—
(1) Excludes non-operating items as detailed on Non-GAAP Performance Measures Reconciliation on next page. (2) Net income less preferred stock dividends, divided by average realized common equity, which excludes AOCI. (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Financial Highlights
Non-GAAP Performance Measures Reconciliation
(dollars in thousands, except per share data)
	2024			2023		For the Nine Months Ended September 30,
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2024	2023
Noninterest income reconciliation
Noninterest income (GAAP)	$8,091	$36,556	$39,587	$(23,090)	$31,977	$84,234	$98,573
Loss on sale of manufactured housing loans	27,209	—	—	—	—	27,209	—
Gain on lease termination	—	—	(2,400)	—	—	(2,400)	—
Bond portfolio restructuring loss	—	—	—	51,689	—	—	—
Noninterest income - operating	$35,300	$36,556	$37,187	$28,599	$31,977	$109,043	$98,573

Noninterest expense reconciliation
Noninterest expenses (GAAP)	$143,065	$147,044	$145,002	$154,587	$144,474	$435,111	$416,686
Loss on FinTrust (goodwill impairment)	—	(5,100)	—	—	—	(5,100)	—
FDIC special assessment	—	764	(2,500)	(9,995)	—	(1,736)	—
Merger-related and other charges	(2,176)	(2,157)	(2,087)	(5,766)	(9,168)	(6,420)	(21,444)
Noninterest expenses - operating	$140,889	$140,551	$140,415	$138,826	$135,306	$421,855	$395,242

Net income to operating income reconciliation
Net income (GAAP)	$47,347	$66,615	$62,631	$14,090	$47,866	$176,593	$173,454
Loss on sale of manufactured housing loans	27,209	—	—	—	—	27,209	—
Bond portfolio restructuring loss	—	—	—	51,689	—	—	—
Gain on lease termination	—	—	(2,400)	—	—	(2,400)	—
Loss on FinTrust (goodwill impairment)	—	5,100	—	—	—	5,100	—
FDIC special assessment	—	(764)	2,500	9,995	—	1,736	—
Merger-related and other charges	2,176	2,157	2,087	5,766	9,168	6,420	21,444
Income tax benefit of non-operating items	(6,276)	(1,462)	(493)	(16,714)	(2,000)	(8,231)	(4,775)
Net income - operating	$70,456	$71,646	$64,325	$64,826	$55,034	$206,427	$190,123

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$0.38	$0.54	$0.51	$0.11	$0.39	$1.43	$1.44
Loss on sale of manufactured housing loans	0.18	—	—	—	—	0.18	—
Bond portfolio restructuring loss	—	—	—	0.32	—	—	—
Gain on lease termination	—	—	(0.02)	—	—	(0.02)	—
Loss on FinTrust (goodwill impairment)	—	0.03	—	—	—	0.03	—
FDIC special assessment	—	—	0.02	0.06	—	0.01	—
Merger-related and other charges	0.01	0.01	0.01	0.04	0.06	0.04	0.14
Diluted income per common share - operating	$0.57	$0.58	$0.52	$0.53	$0.45	$1.67	$1.58

Book value per common share reconciliation
Book value per common share (GAAP)	$27.68	$27.18	$26.83	$26.52	$25.87	$27.68	$25.87
Effect of goodwill and other intangibles	(8.02)	(8.05)	(8.12)	(8.13)	(8.17)	(8.02)	(8.17)
Tangible book value per common share	$19.66	$19.13	$18.71	$18.39	$17.70	$19.66	$17.70

Return on tangible common equity reconciliation
Return on common equity (GAAP)	5.20%	7.53%	7.14%	1.44%	5.32%	6.61%	6.69%
Loss on sale of manufactured housing loans	2.43	—	—	—	—	0.82	—
Bond portfolio restructuring loss	—	—	—	4.47	—	—	—
Gain on lease termination	—	—	(0.22)	—	—	(0.07)	—
Loss on FinTrust (goodwill impairment)	—	0.46	—	—	—	0.16	—
FDIC special assessment	—	(0.07)	0.23	0.86	—	0.05	—
Merger-related and other charges	0.19	0.20	0.19	0.50	0.82	0.19	0.66
Return on common equity - operating	7.82	8.12	7.34	7.27	6.14	7.76	7.35
Effect of goodwill and other intangibles	3.35	3.56	3.34	3.31	2.89	3.42	3.30
Return on tangible common equity - operating	11.17%	11.68%	10.68%	10.58%	9.03%	11.18%	10.65%

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Financial Highlights
Non-GAAP Performance Measures Reconciliation
(dollars in thousands, except per share data)
	2024			2023		For the Nine Months Ended September 30,
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2024	2023

Return on assets reconciliation
Return on assets (GAAP)	0.67%	0.97%	0.90%	0.18%	0.68%	0.85%	0.86%
Loss on sale of manufactured housing loans	0.31	—	—	—	—	0.10	—
Bond portfolio restructuring loss	—	—	—	0.57	—	—	—
Gain on lease termination	—	—	(0.03)	—	—	(0.01)	—
Loss on FinTrust (goodwill impairment)	—	0.06	—	—	—	0.02	—
FDIC special assessment	—	(0.01)	0.03	0.11	—	0.01	—
Merger-related and other charges	0.03	0.02	0.03	0.06	0.11	0.02	0.09
Return on assets - operating	1.01%	1.04%	0.93%	0.92%	0.79%	0.99%	0.95%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	65.51%	59.70%	60.47%	66.33%	61.32%	61.76%	58.06%
Loss on sale of manufactured housing loans	(7.15)	—	—	—	—	(2.25)	—
Gain on lease termination	—	—	0.60	—	—	0.21	—
Loss on FinTrust (goodwill impairment)	—	(2.07)	—	—	—	(0.73)	—
FDIC special assessment	—	0.31	(1.05)	(4.29)	—	(0.24)	—
Merger-related and other charges	(0.99)	(0.88)	(0.87)	(2.47)	(3.89)	(0.91)	(2.99)
Efficiency ratio - operating	57.37%	57.06%	59.15%	59.57%	57.43%	57.84%	55.07%

Tangible common equity to tangible assets reconciliation
Equity to total assets (GAAP)	12.45%	12.35%	12.06%	11.95%	11.85%	12.45%	11.85%
Effect of goodwill and other intangibles	(3.20)	(3.24)	(3.25)	(3.27)	(3.33)	(3.20)	(3.33)
Effect of preferred equity	(0.32)	(0.33)	(0.32)	(0.32)	(0.34)	(0.32)	(0.34)
Tangible common equity to tangible assets	8.93%	8.78%	8.49%	8.36%	8.18%	8.93%	8.18%

Net Interest Revenue

For the quarter:

FTE net interest revenue for the third quarter of 2024 was $210 million, an increase of $6.66 million from the same period in 2023. The increase was primarily driven by increases in average rates earned on loans and taxable securities, which increased 40 basis points and 42 basis points, respectively. This was the primary driver in the increase in interest revenue on earning assets of $26.0 million.

Loan interest revenue increased $17.4 million compared to the third quarter of 2023. The increase in yield on average loans was attributable to rising rates, including the impact of the replacement of lower-yielding fixed rate asset runoff with higher-yielding market rate instruments, and $4.61 million in earnings from recent fair value hedges of loans, which were entered into during the fourth quarter of 2023 and the first quarter of 2024. These increases were partially offset by a decrease in the average daily balance of loans, primarily due to slow loan growth and the sale of substantially all of our manufactured housing loans at the end of August 2024, and a decrease in purchased loan discount accretion of $1.22 million compared to the third quarter of 2023. Purchased loan discount accretion for the third quarters of 2024 and 2023 totaled $4.39 million and $5.61 million, respectively.

FTE interest revenue on securities increased $8.26 million compared to the same period of last year, driven by the increase in the average interest rate earned on taxable securities which is mostly attributable to rising interest rates, the bond portfolio restructuring we completed in the fourth quarter of 2023 and the earnings from the fair value hedges of certain AFS securities. The hedges contributed $4.41 million and $3.77 million, respectively, in earnings in third quarter 2024 and 2023.

Interest expense for the third quarter of 2024 increased $19.3 million compared to the same quarter of 2023. The average daily balance of interest-bearing deposits increased $892 million compared to the third quarter of 2023 and the average rate paid on those deposits increased 32 basis points, resulting in a $19.4 million increase in deposit interest expense. The growth in interest-bearing deposits is attributable to organic growth and deposit migration from noninterest-bearing deposit accounts. We have continued to attract and retain deposits by remaining competitive with our interest rate offerings, which has increased our average rate paid on deposits. As a result, we have been able to reduce our utilization of higher interest rate brokered deposits, the interest expense for which decreased $1.65 million compared to the third quarter of 2023, partially offsetting the increased interest expense on customer deposits. The growth in our deposit base has also allowed us to reduce our utilization of more costly short-term borrowings and FHLB advances, as the average balances of these combined decreased $42.3 million compared to the third quarter of 2023, resulting in a reduction in interest expense on these types of borrowings.

When compared to the third quarter of 2023, our net interest rate spread increased seven basis points to 2.30% and our net interest margin increased nine basis points to 3.33%. The increase is mostly driven by the increase in interest rates on our interest-earning assets, which includes the positive impact of our fair value hedges on certain AFS securities and loans, which exceeded the increase in the rates paid on interest-bearing deposits.

For the nine months ended:

FTE net interest revenue for the first nine months of 2024 and 2023 was $620 million and $617 million, respectively. Net interest revenue included $14.4 million in purchased loan accretion for both the first nine months of 2024 and 2023. Net interest revenue for the first nine months of 2024 also included an increase in earnings from the AFS securities fair value hedges of $6.07 million and $9.55 million in earnings from the loan fair value hedges.

In addition to the factors influencing the quarter, the acquisition of First Miami on July 1, 2023 impacted the nine months ended September 30, 2024 as First Miami added $577 million in loans and $865 million in deposits, including $637 million of interest-bearing deposits, as of the acquisition date.

During the first nine months of 2024, our net interest spread decreased 24 basis points and our net interest margin decreased by 11 basis points compared to the same period of 2023. The compression in net interest rate spread and net interest margin for the nine months ended September 30, 2024 compared to that of 2023 resulted primarily from the cumulative effect of rising interest rates paid on deposits over the last several quarters as compared to that of last year, combined with the increases in interest-bearing deposits from organic growth, interest-bearing deposits received from First Miami and migration from our non-interest bearing deposits. For the nine months ended September 30, 2024 and 2023, the average daily balance of noninterest bearing deposits comprised 27% and 33%, respectively, of total deposits.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended September 30,
(dollars in thousands, (FTE))

	2024			2023
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$18,051,741	$291,164	6.42%	$18,055,402	$273,800	6.02%
Taxable securities (3)	6,182,164	51,284	3.32	5,933,708	43,007	2.90
Tax-exempt securities (FTE) (1)(3)	361,359	2,292	2.54	368,148	2,313	2.51
Federal funds sold and other interest-earning assets	505,792	5,440	4.28	538,039	5,093	3.76
Total interest-earning assets (FTE)	25,101,056	350,180	5.55	24,895,297	324,213	5.17

Noninterest-earning assets:
Allowance for credit losses	(215,008)			(209,472)
Cash and due from banks	206,995			225,831
Premises and equipment	399,262			367,217
Other assets (3)	1,615,468			1,568,824
Total assets	$27,107,773			$26,847,697

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$5,797,845	43,401	2.98	$5,285,513	35,613	2.67
Money market	6,342,455	56,874	3.57	5,622,355	46,884	3.31
Savings	1,126,774	672	0.24	1,301,047	868	0.26
Time	3,465,980	34,560	3.97	3,473,191	31,072	3.55
Brokered time deposits	50,364	642	5.07	209,119	2,296	4.36
Total interest-bearing deposits	16,783,418	136,149	3.23	15,891,225	116,733	2.91
Federal funds purchased and other borrowings	1,899	27	5.66	44,164	189	1.70
Federal Home Loan Bank advances	11	—	—	—	—	—
Long-term debt	323,544	3,724	4.58	324,770	3,669	4.48
Total borrowed funds	325,454	3,751	4.59	368,934	3,858	4.15
Total interest-bearing liabilities	17,108,872	139,900	3.25	16,260,159	120,591	2.94

Noninterest-bearing liabilities:
Noninterest-bearing deposits	6,239,926			6,916,272
Other liabilities	391,574			435,592
Total liabilities	23,740,372			23,612,023
Shareholders' equity	3,367,401			3,235,674
Total liabilities and shareholders' equity	$27,107,773			$26,847,697

Net interest revenue (FTE)		$210,280			$203,622
Net interest-rate spread (FTE)			2.30%			2.23%
Net interest margin (FTE) (4)			3.33%			3.24%

(1)Interest revenue on tax-exempt securities and loans includes a taxable-equivalent adjustment to reflect comparable interest on taxable securities and loans. The FTE adjustment totaled $1.09 million and $1.07 million, respectively, for the three months ended September 30, 2024 and 2023. The tax rate used to calculate the adjustment was 25% in 2024 and 26% in 2023, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)Included in the average balance of loans outstanding are loans on which the accrual of interest has been discontinued and loans that are held for sale.
(3)Unrealized losses on AFS securities, including those related to the transfer from AFS to HTM, have been reclassified to other assets. Pretax unrealized losses of $295 million in 2024 and $430 million in 2023 are included in other assets for purposes of this presentation.
(4)Net interest margin is taxable equivalent net interest revenue divided by average interest-earning assets.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Nine Months Ended September 30,
(dollars in thousands, (FTE))

	2024			2023
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$18,187,790	$866,502	6.36%	$17,377,210	$760,802	5.85%
Taxable securities (3)	5,988,368	144,363	3.21	5,982,615	120,212	2.68
Tax-exempt securities (FTE) (1)(3)	363,692	6,876	2.52	386,499	7,470	2.58
Federal funds sold and other interest-earning assets	559,786	18,256	4.36	490,703	13,103	3.57
Total interest-earning assets (FTE)	25,099,636	1,035,997	5.51	24,237,027	901,587	4.97

Non-interest-earning assets:
Allowance for loan losses	(214,372)			(186,428)
Cash and due from banks	210,982			249,411
Premises and equipment	392,561			347,514
Other assets (3)	1,613,118			1,518,503
Total assets	$27,101,925			$26,166,027

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$5,913,566	133,522	3.02	$4,891,214	80,809	2.21
Money market	6,092,649	160,883	3.53	5,349,265	105,430	2.64
Savings	1,159,982	2,065	0.24	1,341,033	2,108	0.21
Time	3,535,343	106,199	4.01	2,936,873	65,856	3.00
Brokered time deposits	50,343	1,726	4.58	280,293	9,608	4.58
Total interest-bearing deposits	16,751,883	404,395	3.22	14,798,678	263,811	2.38
Federal funds purchased and other borrowings	2,001	87	5.81	98,884	3,186	4.31
Federal Home Loan Bank advances	5	—	—	166,355	5,761	4.63
Long-term debt	324,414	11,262	4.64	324,737	11,339	4.67
Total borrowed funds	326,420	11,349	4.64	589,976	20,286	4.60
Total interest-bearing liabilities	17,078,303	415,744	3.25	15,388,654	284,097	2.47

Noninterest-bearing liabilities:
Noninterest-bearing deposits	6,306,919			7,226,096
Other liabilities	394,323			393,048
Total liabilities	23,779,545			23,007,798
Shareholders' equity	3,322,380			3,158,229
Total liabilities and shareholders' equity	$27,101,925			$26,166,027

Net interest revenue (FTE)		$620,253			$617,490
Net interest-rate spread (FTE)			2.26%			2.50%
Net interest margin (FTE) (4)			3.30%			3.41%

(1)Interest revenue on tax-exempt securities and loans includes a taxable-equivalent adjustment to reflect comparable interest on taxable securities and loans. The FTE adjustment totaled $3.22 million and $3.18 million, respectively, for the nine months ended September 30, 2024 and 2023. The tax rate used to calculate the adjustment was 25% in 2024 and 26% in 2023, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)Included in the average balance of loans outstanding are loans on which the accrual of interest has been discontinued and loans that are held for sale.
(3)Unrealized gains and losses on AFS securities, including those related to the transfer from AFS to HTM, have been reclassified to other assets. Pretax unrealized losses of $320 million and $413 million in 2024 and 2023, respectively, are included in other assets for purposes of this presentation.
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

Table 4 - Change in Interest Revenue and Expense on a FTE Basis
(in thousands)

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Compared to 2023 Increase (Decrease) Due to Changes in
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans (FTE)	$(56)	$17,420	$17,364	$36,571	$69,129	$105,700
Taxable securities	1,859	6,418	8,277	116	24,035	24,151
Tax-exempt securities (FTE)	(43)	22	(21)	(434)	(160)	(594)
Federal funds sold and other interest-earning assets	(319)	666	347	2,010	3,143	5,153
Total interest-earning assets (FTE)	1,441	24,526	25,967	38,263	96,147	134,410

Interest-bearing liabilities:
NOW and interest-bearing demand accounts	3,631	4,157	7,788	19,139	33,574	52,713
Money market accounts	6,290	3,700	9,990	16,097	39,356	55,453
Savings deposits	(109)	(87)	(196)	(304)	261	(43)
Time deposits	(65)	3,553	3,488	15,129	25,214	40,343
Brokered time deposits	(1,975)	321	(1,654)	(7,884)	2	(7,882)
Total interest-bearing deposits	7,772	11,644	19,416	42,177	98,407	140,584

Federal funds purchased & other borrowings	(303)	141	(162)	(3,926)	827	(3,099)
FHLB advances	—	—	—	(5,761)	—	(5,761)
Long-term debt	(14)	69	55	(11)	(66)	(77)
Total borrowed funds	(317)	210	(107)	(9,698)	761	(8,937)
Total interest-bearing liabilities	7,455	11,854	19,309	32,479	99,168	131,647

Change in net interest revenue (FTE)	$(6,014)	$12,672	$6,658	$5,784	$(3,021)	$2,763

Provision for Credit Losses

The ACL represents management’s estimate of life of loan credit losses in the loan portfolio and unfunded loan commitments. Management’s estimate of credit losses is determined using our CECL model that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the ACL and resulting provision for credit losses. The provision for credit losses recorded in each period was the amount determined by management such that the total ACL reflected the appropriate balance of expected life of loan losses.

We recorded a provision for credit losses of $14.4 million and $39.6 million, respectively, for the three and nine months ended September 30, 2024, compared to $30.3 million and $74.8 million, respectively, for the same periods of 2023.

The provision for the three and nine months ended September 30, 2024 included an additional allowance of approximately $9.89 million for loans to borrowers in counties in western North Carolina that were most severely impacted by Hurricane Helene in late September.

The provision for the three and nine months ended September 30, 2023 provided for a $19.0 million loss related to one relationship with a wholesale oil distributor and the initial provision for credit losses on First Miami non-PCD loans and unfunded commitments of

$4.01 million. Additionally, the provision recorded for the first nine months of 2023 also included the initial provision for credit losses on Progress non-PCD loans and unfunded commitments of $10.4 million.

The table below shows the main components of provision expense for the periods indicated. The decrease in other provision expense for the three and nine months ended September 30, 2024 compared to 2023 was mostly attributable to a more favorable economic forecast, slower loan growth and a decline in unfunded commitments.

Table 5 - Provision for Credit Losses
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Components of provision expense:
Acquisition related non-PCD loan and unfunded commitment provision	$—	$4,005	$—	$14,452
Allowance established for Hurricane Helene impacted areas of North Carolina	9,891	—	9,891	—
Individually significant loan losses during period	—	19,026	—	19,026
Other (i.e., loan growth, net charge-off coverage and change in forecast)	4,537	7,237	29,671	41,326
Total provision expense	$14,428	$30,268	$39,562	$74,804

Additional discussion on credit quality and the ACL is included in the “Asset Quality and Risk Elements” section of MD&A in this Report.

Noninterest Income

The following table presents the components of noninterest income for the periods indicated.

Table 6 - Noninterest Income
(dollars in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Service charges and fees:
Overdraft fees	$3,603	$3,214	$389	12%	$9,977	$8,470	$1,507	18%
ATM and debit card fees	3,833	4,145	(312)	(8)	11,277	11,857	(580)	(5)
Other service charges and fees	3,052	2,956	96	3	9,118	8,464	654	8
Total service charges and fees	10,488	10,315	173	2	30,372	28,791	1,581	5
Mortgage loan gains and related fees	3,520	6,159	(2,639)	(43)	17,830	17,264	566	3
Wealth management fees	6,338	6,451	(113)	(2)	19,037	17,775	1,262	7
Gains on sales of other loans	(25,700)	2,688	(28,388)		(22,867)	6,909	(29,776)
Lending and loan servicing fees	3,512	2,985	527	18	11,050	9,979	1,071	11
Securities losses, net	—	—	—		—	(1,644)	1,644
Other noninterest income:
Customer derivative fees	1,139	806	333	41	1,577	1,963	(386)	(20)
Other investment gains	1,182	(1,245)	2,427		4,130	909	3,221
BOLI	2,571	2,711	(140)	(5)	7,375	6,007	1,368	23
Treasury management income	1,755	1,372	383	28	4,943	3,623	1,320	36
Other	3,286	(265)	3,551		10,787	6,997	3,790	54
Total other noninterest income	9,933	3,379	6,554		28,812	19,499	9,313
Total noninterest income	$8,091	$31,977	$(23,886)	(75)	$84,234	$98,573	$(14,339)	(15)
Overdraft fees for the third quarter and first nine months of 2024 increased compared to the same periods of 2023, driven by higher overdraft transaction volume.

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

The decrease in mortgage loan gains and related fees for the three months ended September 30, 2024 was primarily a result of negative fair value adjustments to our mortgage servicing asset partially offset by higher gains on mortgage sales. During the third quarter of 2024, we recorded a negative fair value adjustment, including decay, to the mortgage servicing rights asset of $3.07 million, compared to an $214,000 positive fair value adjustment, including decay, during the third quarter of 2023. During the nine months ended September 30, 2024, mortgage loan gains and related fees increased 3% compared to the same period of 2023 as higher gains on sales more than offset higher negative fair value adjustments recorded on our mortgage servicing asset.

Table 7 - Mortgage Loan Metrics
(dollars in thousands)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Mortgage rate locks	$306,281	$304,415	1%	$860,793	$943,886	(9)%
# of mortgage rate locks	875	846	3	2,540	2,668	(5)

Mortgage loans sold	$171,692	$108,420	58	$442,282	$329,444	34
# of mortgage loans sold	571	377	51	1,490	1,154	29

Mortgage loans originated:
Purchases	$212,470	$184,608	15	$551,755	$610,036	(10)
Refinances	26,186	26,860	(3)	72,737	89,339	(19)
Total	$238,656	$211,468	13	$624,492	$699,375	(11)

# of mortgage loans originated	681	614	11	1,813	1,969	(8)

The increase in wealth management fees for the nine months ended September 30, 2024 is mostly attributable to the addition of First Miami’s assets under management starting July 1, 2023. Our total assets under management and advisement as of September 30, 2024 totaled $5.59 billion, $2.46 billion of which were attributable to FinTrust. Subsequent to the end of the third quarter of 2024, on October 1, 2024, we completed the sale of FinTrust.

Our SBA/USDA lending strategy includes selling a portion of the loan production each quarter. The amount of loans sold depends on several variables including the current lending environment, balance sheet management activities and market pricing. From time to time, we also sell certain equipment financing receivables. In addition, during the third quarter of 2024, we sold the substantially all of our manufactured housing loan portfolio, the details of which are included in the table below. This portfolio was part of the Reliant Bancorp, Inc. acquisition, which closed in January 2022. The portfolio had been in runoff mode following our decision to cease originations in 2023. The sale reduced risk and allowed us to redirect resources to activities that better align with our strategic objectives.

The following table presents loans sold and the corresponding gains and losses recognized on the sales for the periods indicated.

Table 8 - Other Loan Sales
(in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Loans Sold	Gain (Loss)	Loans Sold	Gain (Loss)	Loans Sold	Gain (Loss)	Loans Sold	Gain (Loss)
Manufactured housing loan sale	$302,870	$(27,209)	$—	$—	$302,870	$(27,209)	$—	$—
Guaranteed portion of SBA/USDA loans	11,385	815	26,381	1,545	39,084	2,645	70,223	4,635
Equipment financing receivables	21,122	694	37,671	1,143	57,836	1,697	76,945	2,274
Total	$335,377	$(25,700)	$64,052	$2,688	$399,790	$(22,867)	$147,168	$6,909

Lending and loan servicing fees for the third quarter of 2024 increased compared to 2023 due a more favorable negative fair value adjustment on our SBA/USDA servicing asset. The increase for the nine months ended September 30, 2024 compared to the same period of 2023 was attributable to higher equipment finance fee income.

Significant changes in other noninterest income include:

•For the nine months ended September 30, 2024, customer derivative fee income was down compared to the same period of last year mostly due to slower loan growth and low demand for the product due to the high interest rate environment. However, during the third quarter of 2024, fees increased compared to the same period of 2023, which was mostly driven by the Federal Reserve’s 50 basis point rate cut in September 2024, which increased demand for customer derivatives.
•During the third quarter and first nine months of 2024, we recorded net unrealized gains on other investments, including deferred compensation plan assets, fintech and other equity securities. During the same periods of 2023, we recorded net unrealized gains on deferred compensation plan assets and fintech and limited partnership investments, however these were offset by unrealized losses on equity securities.
•The increase in BOLI income for the nine months ended September 30, 2024 compared to the corresponding period of 2023 is primarily a result of death benefits realized during the first and third quarters of 2024.
•The increase in treasury management income is a result of growth in customer base enrolled in this product, which is reflective of our continued investment in this area.
•Other noninterest income for the third quarter of 2024 increased compared to the same period of 2023, primarily due to the change in collateral charges related to our derivative positions of $912,000 and due to the third quarter of 2023 including a $1.00 million loss on the disposal of two of our Tennessee branches. For the nine months ended September 30, 2024, the increase in other noninterest income was mostly driven by a lease termination gain of $2.40 million, which resulted from exiting one of our corporate offices. The nine months ended September 30, 2023 includes the gain on sale of a commercial insurance book of business of $1.59 million and a $1.00 million loss on the Tennessee branch sale.
Noninterest Expenses

The following table presents the components of noninterest expenses for the periods indicated.

Table 9 - Noninterest Expenses
(dollars in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2024	2023	Amount	Percent	2024	2023	Amount	Percent
Salaries and employee benefits	$83,533	$81,173	$2,360	3%	$254,336	$236,121	$18,215	8%
Communications and equipment	12,626	10,902	1,724	16	36,534	31,654	4,880	15
Occupancy	11,311	10,941	370	3	33,466	31,024	2,442	8
Advertising and public relations	2,041	2,251	(210)	(9)	6,401	6,914	(513)	(7)
Postage, printing and supplies	2,477	2,386	91	4	7,376	7,305	71	1
Professional fees	6,432	7,006	(574)	(8)	18,464	19,670	(1,206)	(6)
Lending and loan servicing expense	2,227	2,697	(470)	(17)	6,068	7,546	(1,478)	(20)
Outside services - electronic banking	4,433	2,561	1,872	73	10,163	8,646	1,517	18
FDIC assessments and other regulatory charges	5,003	4,314	689	16	17,036	12,457	4,579	37
Amortization of intangibles	3,528	4,171	(643)	(15)	11,209	11,120	89	1
Merger-related and other charges	2,176	9,168	(6,992)	(76)	6,420	21,444	(15,024)	(70)
Other	7,278	6,904	374	5	27,638	22,785	4,853	21
Total noninterest expenses	$143,065	$144,474	$(1,409)	(1)	$435,111	$416,686	$18,425	4

The increase in salaries and employee benefits for the third quarter of 2024 compared the same period of 2023 was primarily driven by an increase in group insurance costs, an increase in accrued bonus expense, higher commission expense and a decrease in deferred direct loan origination costs attributable to slower loan growth. These increases were partially offset by reductions in salaries expense and incentive expense. Full time equivalent headcount totaled 3,010 at September 30, 2024, compared to 3,151 at September 30, 2023.

The increase in salaries and benefits expense for the nine months ended September 30, 2024 compared to the same period of 2023 was driven by several factors, including increases in salaries, bonus expense, temporary personnel expense, group insurance costs, deferred compensation expense and a decrease in deferred direct loan origination costs. These increases were partly offset by a decrease in incentive expense. The increase in salaries was driven both by the addition of First Miami employees starting in third quarter of 2023 and annual merit increases that went into effect on April 1, 2024.

Communications and equipment expense increased primarily due to incremental software contract costs and the growth in our network. We also recorded higher depreciation expense related to software and equipment placed into service since the third quarter of 2023, which includes technology equipment for our new Greenville headquarters building, the implementation of a new syndicated loan platform, and new signage associated with our rebranding.

The occupancy expense increase for the third quarter and first nine months of 2024 was attributable to higher repairs and maintenance costs and depreciation expense, partially offset by a reduction in rent expense. The first nine months of 2024 also included an additional six months of expense related to branches acquired in the First Miami transaction compared to the same period of 2023.

The increase in FDIC assessments and other regulatory charges for the first nine months of 2024 compared to that of 2023 was driven by growth in our FDIC assessment base and $1.74 million in additional expense related to the FDIC special assessment. The special assessment was formally announced in the fourth quarter of 2023 as part of the FDIC’s efforts to recover losses resulting from the bank failures that occurred in early 2023. We accrued $10.0 million of expense related to the special assessment in the fourth quarter of 2023 based on the estimate at that time and then recorded additional expense in 2024 when the actual assessment notice was received.

The decrease in amortization of intangibles is attributable both to the discontinuation of amortization on the FinTrust customer list intangible, which was classified as held-for-sale as of September 30, 2024, and the aging of our core deposit intangibles as amortization expense of these intangibles tapers over the life of the asset.

Merger-related and other charges for the third quarter and first nine months of 2024 primarily consisted of costs associated with our rebranding, branch closure costs and expenses related to the pending sale of FinTrust. Merger-related and other charges for the same periods of 2023 were primarily related to the acquisitions of Progress and First Miami, branch closure costs and our rebranding.

The increase in other noninterest expense for the nine months ended September 30, 2024 was primarily driven by the goodwill write-down of $5.10 million recorded in the second quarter related to the pending sale of FinTrust. The write-down reflects the reduction in book value of FinTrust to the estimated fair value of the sales proceeds, of which a portion is contingent upon achieving certain revenue growth targets. The sale of FinTrust was completed subsequent to the end of the third quarter on October 1, 2024.

Balance Sheet Review

Total assets at September 30, 2024 and December 31, 2023 were $27.4 billion and $27.3 billion, respectively. Total liabilities at September 30, 2024 and December 31, 2023 were $24.0 billion and $24.0 billion, respectively. Shareholders’ equity totaled $3.41 billion and $3.26 billion at September 30, 2024 and December 31, 2023, respectively.

Loans

Our loan portfolio, which as of September 30, 2024 totaled $17.9 billion, is our largest category of interest-earning assets. The following table presents a summary of the loan portfolio by loan type as of September 30, 2024.

Table 10 - Loan Portfolio Composition
As of September 30, 2024

Consumer 1%
Owner occupied commercial real estate 18%
Manufactured housing <1%
Residential construction 1%
Home equity 6%
Income producing commercial real estate 24%
Residential mortgage 18%
Equipment financing 9%
Commercial & industrial 13%
Commercial construction 10%

The following table provides a disaggregation of our Income Producing CRE portfolio as of September 30, 2024. Total loans within this category totaled $4.26 billion at September 30, 2024. Our office income producing CRE portfolio totaled $762 million as of September 30, 2024. The average loan within this category was $1.37 million and the largest loan was $15.9 million. Senior care loans, which we no longer originate, totaled $268 million at September 30, 2024.

Table 11 - CRE - Income Producing Portfolio Composition
As of September 30, 2024

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

The total ACL for loans at September 30, 2024 decreased by $2.78 million, or 1%, compared to December 31, 2023 and the ACL for loans as a percentage of total loans remained constant. During the third quarter of 2024, we established an additional allowance of $9.89 million related to expected loan losses in nine counties in western North Carolina severely affected by Hurricane Helene, of which over half was related to the residential mortgage portfolio. Additionally, there was an increase in the ACL for equipment financing loans driven mostly by loan growth and recent charge-off history. These increases were mostly offset by the decrease in ACL for manufactured housing loans as we sold substantially all of that portfolio during the third quarter of 2024. Additionally, the ACL for income producing CRE loans decreased due to slow loan growth combined with an improved outlook for these loans after the recent federal funds interest rate cut in September of 2024, which positively affected the CRE Price Index. Our ACL for unfunded commitments decreased mostly due to a decrease in our construction commitments.

Table 12 - Allocation of ACL
(dollars in thousands)

	September 30, 2024		December 31, 2023
	ACL	% of loans in each category to total loans	ACL	% of loans in each category to total loans
Owner occupied CRE	$21,235	18	$23,542	18
Income producing CRE	39,476	24	47,755	23
Commercial & industrial	34,699	13	30,890	13
Commercial construction	16,033	10	21,741	10
Equipment financing	45,866	9	33,383	9
Total commercial	157,309	74	157,311	73
Residential mortgage	34,303	18	28,219	17
Home equity	10,765	6	9,647	5
Residential construction	1,486	1	1,833	2
Manufactured housing	530	—	10,339	2
Consumer	897	1	722	1
Total ACL - loans	205,290	100	208,071	100
ACL - unfunded commitments	10,227		16,057
Total ACL	$215,517		$224,128

ACL - loans as a percentage of total loans	1.14%		1.14%

The following table presents a summary of net charge-offs to average loans for the periods indicated.

Table 13 - Net Charge-offs to Average Loans
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net charge-offs (recoveries)
Owner occupied CRE	$(184)	$582	$181	$467
Income producing CRE	1,409	3,011	4,582	6,501
Commercial & industrial	4,577	17,542	9,764	20,513
Commercial construction	36	(49)	8	(191)
Equipment financing	5,268	6,325	17,132	12,237
Residential mortgage	32	(129)	(91)	(259)
Home equity	36	(2,784)	(45)	(2,810)
Residential construction	111	341	256	949
Manufactured housing	11,556	1,168	14,275	2,416
Consumer	810	631	2,111	2,298
Total net charge-offs	$23,651	$26,638	$48,173	$42,121

Average loans
Owner occupied CRE	$3,305,391	$3,240,648	$3,290,993	$3,136,798
Income producing CRE	4,152,421	3,956,141	4,163,423	3,719,663
Commercial & industrial	2,302,556	2,563,692	2,348,293	2,497,002
Commercial construction	1,896,616	1,820,224	1,918,449	1,785,226
Equipment financing	1,590,140	1,544,284	1,561,859	1,494,726
Residential mortgage	3,260,024	3,017,081	3,236,507	2,832,109
Home equity	998,335	947,027	977,571	932,424
Residential construction	199,850	437,235	237,167	466,201
Manufactured housing	161,246	346,518	271,492	337,578
Consumer	185,162	182,552	182,036	175,483
Total average loans	$18,051,741	$18,055,402	$18,187,790	$17,377,210

Net charge-offs to average loans (1)
Owner occupied CRE	(0.02)%	0.07%	0.01%	0.02%
Income producing CRE	0.13	0.30	0.15	0.23
Commercial & industrial	0.79	2.71	0.56	1.10
Commercial construction	0.01	(0.01)	—	(0.01)
Equipment financing	1.32	1.62	1.47	1.09
Residential mortgage	—	(0.02)	—	(0.01)
Home equity	0.01	(1.17)	(0.01)	(0.40)
Residential construction	0.22	0.31	0.14	0.27
Manufactured housing	28.51	1.34	7.02	0.96
Consumer	1.74	1.37	1.55	1.75
Total	0.52	0.59	0.35	0.32
(1) Annualized.

Net charge-offs for the third quarter of 2024 compared to the same period of 2023 decreased by $2.99 million. The third quarter and first nine months of 2024 include a $11.0 million charge off related to the manufactured housing loan sale that occurred during the period. The third quarter and first nine months of 2023 include a $19.0 million charge-off related to one relationship with a wholesale oil distributor that was part of a $218 million nationally syndicated credit, in which United’s participation was 8.7%.

The increase in net charge-offs of $6.05 million for the nine months ended September 30, 2024 compared to the same period of 2023 was primarily related to increased charge-offs in the equipment finance portfolio and the charge offs in the third quarter of 2024 related to the sale of the manufactured housing loans. The increase in equipment finance charge-offs is partly attributable to charge-offs related to loans to borrowers in the long-haul trucking industry. The long-haul trucking equipment segment, comprising a small portion of the portfolio, is deemed not representative of the entire equipment financing portfolio. The increase in manufactured housing loan charge offs is due to recognition of the portion of the loss from the sale of that portfolio that results from estimated credit losses. Commercial & industrial charge offs are down due to the large charge off taken in the third quarter of 2023 mentioned above.

Nonperforming Assets

The table below summarizes NPAs for the periods indicated. NPAs include nonaccrual loans, OREO and repossessed assets. The increase since December 31, 2023 was primarily driven by net increases in commercial construction, commercial and industrial, and residential mortgage nonaccrual loans. Notably, one commercial and industrial borrower and one commercial construction borrower with loans of $4.95 million and $4.03 million, respectively, moved to nonaccrual status during 2024. Partially offsetting these increases, manufactured housing nonaccrual loans decreased $14.1 million compared to December 31, 2023 as a result of the sale of substantially all of this portfolio during the third quarter of 2024.

Table 14 - NPAs
(in thousands)

	September 30, 2024	December 31, 2023
Nonaccrual loans	$112,380	$91,687
OREO and repossessed assets	2,580	1,190
Total NPAs	$114,960	$92,877

Nonaccrual loans as a percentage of total loans	0.63%	0.50%
NPAs as a percentage of total assets	0.42	0.34

ACL - loans to nonaccrual loans coverage ratio	1.83	2.27

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

Table 15 - Investment Securities
As of September 30, 2024
(dollars in thousands)

	September 30, 2024		December 31, 2023
	Carrying Value	% of portfolio	Carrying Value	% of portfolio	$ Change
AFS	$4,023,455	63%	$3,331,084	57%	$692,371
HTM	2,401,877	37	2,490,848	43	(88,971)
Total investment securities	$6,425,332		$5,821,932		$603,400

Investment securities as a % of total assets	23%		21%
Weighted average life	5.6 years		6.2 years
Swap adjusted effective duration	3.7%		4.0%
Effective duration	4.1		4.4
In 2023 and 2024, we entered into fair value hedges on a portion of our AFS securities portfolio in order to mitigate the impact of any potential future unrealized losses on our tangible common equity. Gains and losses related to the hedge and hedged item are reflected in investment securities interest income. The changes in the fair value of the hedge and the hedged item substantially offset each other. See Note 7 to the financial statements for further detail.

Table 16 - Investment Securities Portfolio Composition
As of September 30, 2024

Commercial MBS, 24%
Corporate bonds, 3%
Asset-backed securities, 3%
Supranational entities, < 1 %
U.S. Treasuries, 9%
U.S. Government agencies & GSEs, 7%
State and political subdivisions, 7%
Residential MBS, 47%

At September 30, 2024, HTM debt securities had a fair value of $2.06 billion, indicating net unrealized losses of $341 million. Additional unrealized losses on HTM debt securities of $61.4 million (pre-tax) were included in AOCI as a result of the transfer of AFS debt securities to HTM in 2022. Unrealized losses were primarily attributable to changes in interest rates.
Our HTM debt securities portfolio is evaluated quarterly to assess whether an ACL is required. We measure expected credit losses on HTM debt securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. For U.S. Treasury and Government Agency securities, we include a zero loss assumption. At September 30, 2024 and December 31, 2023, calculated credit losses on HTM debt securities were deemed de minimis due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies, GSEs, high credit quality municipalities and supranational entities. As a result, no ACL for HTM debt securities was recorded.
For AFS debt securities in an unrealized loss position, if we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the security's amortized cost basis is written down to fair value through income. Absent circumstances when an AFS security would be sold, we evaluate whether the decline in fair value has resulted from credit losses or other factors. The evaluation considers factors such as the extent to which fair value is less than amortized cost, changes to the security’s rating, and adverse conditions specific to the security. If the evaluation indicates a credit loss exists, an ACL may be recorded, with such allowance limited to the amount by which fair value is below amortized cost. Any impairment unrelated to credit factors is recognized in OCI. At September 30, 2024 and December 31, 2023, there was no ACL related to the AFS debt securities portfolio. Unrealized losses at September 30, 2024 and December 31, 2023 primarily reflected the effect of changes in interest rates.

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

In the second quarter of 2024, we entered into an agreement to sell FinTrust, our registered investment advisor, with the transaction completed subsequent to the end of the third quarter. The fair value of the consideration to be received from the sale includes a portion that is contingent upon achieving certain revenue growth targets over a five year period. Because the fair value of the consideration was less than the carrying amount of FinTrust, we recorded a $5.10 million write-down of FinTrust’s goodwill in the second quarter of 2024. We do not believe that this goodwill impairment loss is an indicator of impairment of the remaining goodwill on our balance sheet and, therefore, does not represent a triggering event for an interim impairment test of the remaining goodwill on the balance sheet. See Note 8 to the financial statements for further detail.

At September 30, 2024 and December 31, 2023, the net carrying amount of goodwill was $916 million and $920 million, respectively. The net carrying amount of goodwill at September 30, 2024 includes $9.06 million related to FinTrust, which was sold on October 1, 2024.

We also have core deposit and customer relationship intangible assets of $59.0 million at September 30, 2024, representing the value of acquired deposit and customer relationships, respectively, which are amortizing intangible assets. Amortizing intangible assets are required to be tested for impairment only when events or circumstances indicate that impairment may exist. The balance at September 30, 2024 includes FinTrust’s customer list intangible of $6.02 million, which is included in the asset group held for sale.

Deposits

Customer deposits are the primary source of funds for the continued growth of our earning assets. We believe our high level of service, as evidenced by our strong customer satisfaction scores, is instrumental in attracting and retaining customer deposit accounts. Since December 31, 2023, customer deposits decreased $67.5 million, which was mostly driven by a decrease in NOW and interest-bearing demand deposits due to seasonal outflow of public funds combined with more conservative public funds deposit pricing. In addition, our customer deposit composition changed since the end of 2023 as money market deposit balances increased with offsetting decreases in other customer deposit types. This was driven by higher demand for money market accounts, which are more liquid than time deposits and offer a higher interest rate than demand and savings accounts. As of September 30, 2024, we had approximately $9.23 billion of uninsured deposits, of which $2.71 billion was collateralized by investment securities.

Table 17 - Deposits
(in thousands)

	September 30, 2024	December 31, 2023
Noninterest-bearing demand	$6,222,518	$6,534,307
NOW and interest-bearing demand	5,951,900	6,155,193
Money market and savings	7,415,124	6,808,394
Time	3,490,399	3,649,498
Total customer deposits	23,079,941	23,147,392
Brokered deposits	173,161	163,219
Total deposits	$23,253,102	$23,310,611

Borrowing Activities

At September 30, 2024 and December 31, 2023, we had long-term debt outstanding of $316 million and $325 million, respectively, which includes senior debentures, subordinated debentures, and trust preferred securities. At September 30, 2024 and December 31, 2023 there were no short-term borrowings or FHLB advances outstanding. The need to utilize wholesale funding sources has decreased as our deposit and cash balances have substantially provided for our liquidity needs. During the third quarter of 2024, we called two of our trust preferred securities, reducing our outstanding long-term debt by $8.56 million.

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

Our policy is based on the 12-month impact on net interest revenue simulations with various interest rate shocks and ramps compared to the base scenario. In the shock scenarios, rates immediately change the full amount at the scenario onset. In the ramp scenarios, rates change by 25 basis points per month until they reach the predetermined levels. Our policy limits the projected change in net interest revenue from the base scenario to 8% for each 100 basis point change in simulations with rate shock and ramp scenarios. The following table presents our interest sensitivity position at the dates indicated.

Table 18 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	September 30, 2024		December 31, 2023
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	2.58%	1.09%	(0.88)%	(1.70)%
100 basis point increase	1.35	0.64	(0.38)	(0.88)
100 basis point decrease	(2.49)	(1.62)	(0.60)	0.14
200 basis point decrease	(6.18)	(2.51)	(2.89)	0.10
The period from March 2022 through July 2023 was marked by the most rapid rate increases in decades, which, in part, has made non-bank products, such as U.S. Treasuries and money market funds, more attractive to our deposit customers. For this and other reasons such as the Federal Reserve’s quantitative tightening and the aftermath of COVID stimulus, the banking industry’s deposit base had been shrinking since the first half of 2022. This industry-wide outflow of deposits increased price competition for bank deposits. As such, industry deposit betas, including ours, had been increasing at a faster pace relative to the last rising rate cycle. Deposit beta is a measure of the change in a bank’s average rate paid on deposits as a percentage of the change in the targeted federal funds rate. Our cumulative total deposit beta for this most recent rising rate cycle was 45% in the third quarter of 2024. Our cumulative total deposit beta in the last upward rate cycle from November 2015 to July 2019 was 22%. A higher total deposit beta is generally unfavorable in a rising rate environment and favorable if rates are falling. On September 19, 2024, the Federal Reserve lowered the targeted federal funds rate by 50 basis points with indication of more rate cuts to follow. This was the first rate cut since the Federal Reserve began raising rates in March of 2022. United responded by lowering rates on many of our deposit products by as much as 50 basis points.
Our interest sensitivity model includes significant key assumptions which may change over time. The scenario results presented in the table above assume parallel movements in the yield curve, which may differ from actual future curve behavior. Although our model generally assumes no change in deposit portfolio size or composition, we have included an assumption for the runoff of surge deposits since 2021. In the second quarter of 2023, in response to the rapid rate increases mentioned above, we increased the beta assumption in our model. As of September 30, 2024, our modeled total deposit beta, which is measured as the change in our overall deposit rate as a percentage of the change in the targeted federal funds rate, was 43% in an up scenario and 38% in a down scenario.

In order to manage interest rate sensitivity, we have entered into off-balance sheet contracts that are considered derivative financial instruments, which is the primary driver in the change in interest rate shocks and ramps at December 31, 2023 and September 30, 2024 presented in the table above. Derivative financial instruments can be a cost-effective and capital-effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. These contracts generally consist of interest rate swaps under which we pay a fixed rate, (or variable rate, as the case may be) and receive a variable rate (or fixed rate, as the case may be).

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
The Bank’s main source of liquidity is customer interest-bearing and noninterest-bearing deposit accounts. Liquidity is also available from wholesale funding sources consisting primarily of repurchase agreements, Federal funds purchased, FHLB advances, and brokered deposits. These sources of liquidity are generally short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs. As part of our liquidity management, we focus on maximizing the amount of securities and loans available as collateral for contingent liquidity sources and calibrating our assumptions in our liquidity stress test on an ongoing basis, particularly as it relates to deposit duration. At September 30, 2024, we had sufficient qualifying collateral to support additional borrowings, which is detailed in the table below.

Table 19 - Borrowing Capacity
As of September 30, 2024
(in thousands)
	FHLB	$1,882,674
	Federal Reserve - Discount Window	2,241,141
	Borrowing capacity from pledged collateral	$4,123,815

	Unpledged securities available as collateral for additional borrowings	$3,781,568
In addition, because the Holding Company is a separate entity and apart from the Bank, it must provide for its own liquidity. The Holding Company is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities. The Holding Company currently has sufficient liquid assets to meet these obligations. While the Holding Company has access to the capital markets, the ultimate sources of its liquidity are subsidiary service fees and dividends from the Bank, which are limited by applicable law and regulations. A South Carolina state-chartered bank is permitted to pay a dividend of up to 100% of its current year earnings without requesting approval of the South Carolina Board of Financial Institutions, provided certain conditions are met. Holding Company liquidity is managed to a minimum of 15-months of anticipated cash expenditures after considering all of its liquidity needs over this period.
Significant uses and sources of cash during the nine months ended September 30, 2024 are as follows. See the consolidated statement of cash flows for further detail.
•Net cash provided by operating activities of $202 million reflects net income of $177 million adjusted for non-cash transactions, partly offset by changes in other assets, other liabilities and loans held for sale. Significant non-cash transactions for the period included a $39.6 million provision for credit losses and net depreciation, amortization, and accretion of $31.5 million.
•Net cash used in investing activities of $310 million primarily consisted of purchases of AFS securities totaling $1.07 billion and purchases of premises and equipment of $41.5 million. These uses of cash were partially offset by proceeds from securities sales, maturities and calls of $570 million and a net decrease in loans of $317 million, mostly resulting from the manufactured housing loan sale.
•Net cash used in financing activities of $155 million mostly consisted of a net decrease in deposits of $58.3 million and dividends paid on common and preferred stock of $88.0 million.
In the opinion of management, our liquidity position at September 30, 2024 was sufficient to meet our expected cash flow requirements for the foreseeable future.

Capital Resources and Dividends

Shareholders’ equity at September 30, 2024 was $3.41 billion, an increase of $145 million from December 31, 2023 primarily due to year-to-date earnings and other comprehensive income, partially offset by dividends declared on common and preferred stock.

The following table shows capital ratios, as calculated under applicable regulatory guidelines, at September 30, 2024 and December 31, 2023. As of September 30, 2024, capital levels remained characterized as “well-capitalized” under regulatory requirements in effect at the time. Additional information related to capital ratios is provided in Note 13 to the consolidated financial statements.

Table 20 - Capital Ratios

				United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum	Well- Capitalized	Minimum Capital Plus Capital Conservation Buffer	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Risk-based ratios:
CET1 capital	4.5%	6.5%	7.0%	13.07%	12.16%	13.06%	12.22%
Tier 1 capital	6.0	8.0	8.5	13.53	12.60	13.06	12.22
Total capital	8.0	10.0	10.5	15.31	14.49	14.08	13.23
Leverage ratio	4.0	5.0	N/A	9.99	9.47	9.62	9.17

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk as of September 30, 2024 from that presented in our 2023 10-K. Our interest rate sensitivity position at September 30, 2024 is set forth in Table 18 in MD&A of this Report and incorporated herein by this reference.

Item 4.    Controls and Procedures

    (a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of September 30, 2024. Based on that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

    (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 5. Other Information

On September 11, 2024, Lynn Harton, our President and Chief Executive Officer, entered into a 10b5-1 trading arrangement with a brokerage firm, intended to satisfy the affirmative defense of Rule 10b5-1(c), providing for the sale of 35,000 shares of United common stock beginning February 7, 2025 and continuing until February 28, 2025, or such earlier time as all shares covered by the trading arrangement are sold.

On September 13, 2024, Rich Bradshaw, President and Chief Banking Officer of United Community Bank, entered into a 10b5-1 trading arrangement with a brokerage firm, intended to satisfy the affirmative defense of Rule 10b5-1(c), providing for the sale of approximately $50,000 of United common stock during each of five designated periods of time between January 24, 2025 and February 23, 2026.

No other director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K during the quarter ended September 30, 2024.

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

101
Interactive data files for United Community Bank, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements of Changes in Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from United Community Bank’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (formatted in Inline XBRL and included in Exhibit 101)

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

Date: November 8, 2024