Form 10-K
period 2024-12-31
UNITED COMMUNITY BANKS INC
filed 2025-02-27
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
Registrant’s telephone number, including area code: (800) 822-2651

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the closing price ($25.46 per share) of such common equity, as of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,020,599,325.
As of January 31, 2025, there were 119,444,172 shares of United Community Banks, Inc.’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders to be held on May 14, 2025 (the “2025 Proxy Statement”) are incorporated herein into Part III by reference.

Glossary of Defined Terms

The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available-for-sale
ALCO	Asset/Liability Management Committee
ANB	ANB Holdings, Inc. and its wholly owned subsidiary, American National Bank
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting standards update
BHC Act	Bank Holding Company Act of 1956, as amended
Bank	United Community Bank
Board	United Community Banks, Inc., Board of Directors
BOLI	Bank owned life insurance
CECL	Current expected credit losses
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CME	Chicago Mercantile Exchange
CODM	Chief operating decision maker
Company	United Community Banks, Inc. (interchangeable with "United" below)
CRA	Community Reinvestment Act
CRE	Commercial real estate
CVA	Credit valuation adjustment
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DRIP	Dividend Reinvestment and Stock Purchase Plan
DTA	Deferred tax asset
DTL	Deferred tax liability
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDM	Modification made to borrowers experiencing financial difficulty
Federal Reserve	Federal Reserve Bank
FHLB	Federal Home Loan Bank
FinCEN	Financial Crimes Enforcement Network
FinTrust	Collectively, FinTrust Brokerage Services, LLC and FinTrust Capital Advisors, LLC
First Miami	First Miami Bancorp, Inc. and its wholly-owned subsidiary, First National Bank of South Miami
Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
GLB Act	Gramm-Leach-Bliley Act
GSE	U.S. government-sponsored enterprise
Holding Company	United Community Banks, Inc. on an unconsolidated basis
HTM	Held-to-maturity

LIHTC	Low income housing tax credits
MBS	Mortgage-backed securities
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Modified Retirement Plan	United's unfunded noncontributory defined benefit pension plan
Navitas	Navitas Credit Corp.
NOW	Negotiable order of withdrawal
NPA	Nonperforming asset
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OREO	Other real estate owned
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCD	Purchased credit deteriorated loans
Progress	Progress Financial Corporation and its wholly-owned subsidiary, Progress Bank & Trust
PSU	Performance based restricted stock unit awards with market conditions
Reliant	Reliant Bancorp, Inc. and its wholly-owned subsidiary, Reliant Bank
Report	Annual Report on Form 10-K
ROU asset	Right-of-use asset
RWA	Risk-weighted assets
SBA	United States Small Business Administration
SCBFI	South Carolina Board of Financial Institutions
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Term SOFR	Forward-looking term rate based on SOFR
U.S. Treasury	United States Department of the Treasury
UCBI	United Community Banks, Inc. and its direct and indirect subsidiaries
UCMS	United Community Mortgage Services
UCPS	United Community Payment Systems, LLC
United	United Community Banks, Inc. and its direct and indirect subsidiaries
USDA	United States Department of Agriculture
VIE	Variable interest entity

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
•the potential effects of pandemics or public health conditions on the economic and business environments in which we operate, including the impact of actions taken by governmental authorities to address these conditions;
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
•the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as inflation or recession, terrorist activities, wars and other foreign conflicts, climate change and weather related events, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs; and
•other risks and uncertainties disclosed in documents filed or furnished by us with or to the SEC, any of which could cause actual results to differ materially from future results expressed, implied or otherwise anticipated by such forward-looking statements.

PART I
Unless the context otherwise requires, the terms “we,” “our,” or “us” refer to United Community Banks, Inc. and its direct and indirect subsidiaries, including United Community Bank.

ITEM 1. BUSINESS

Overview

United Community Banks, Inc. is a Georgia corporation incorporated in 1987 and headquartered in Greenville, South Carolina. We are a bank holding company under the BHC Act and a financial holding company under the GLB Act. In May 2024, we officially moved our Holding Company headquarters from Blairsville, Georgia to Greenville, South Carolina. We provide diversified financial services primarily through our principal subsidiary, United Community Bank, which was founded in 1950 as a Georgia state-chartered bank and converted to a South Carolina state-chartered bank in 2021. We have grown through a combination of strategic acquisitions and organic growth throughout Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama as well as nationally through our SBA/USDA lending and equipment finance businesses. As of December 31, 2024, we had consolidated total assets of $27.7 billion.

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
•Effective August 6, 2024, we transferred the listing of our securities from Nasdaq to the NYSE. Our common shares now trade under the symbol UCB and our preferred Series I depositary shares now trade under the symbol UCB PRI.
•In September of 2024, we sold $303 million of manufactured housing loans, which was substantially all of that portfolio, and recognized a pre-tax loss of $27.2 million. Selling the portfolio reduced risk and allowed us to redirect our management and capital resources to activities that better align with our strategic objectives.
•On October 1, 2024, we completed the sale of FinTrust, which was a subsidiary of the Holding Company. The sale allows us to prioritize the Bank’s private banking, investment management, and trust services delivered through our United Community Private Wealth and United Community Advisors businesses.
•On December 3, 2024, we announced an agreement to acquire ANB, a bank headquartered in Oakland Park, Florida, located in the Fort Lauderdale metropolitan area. As of December 31, 2024, ANB had total assets of $423 million, total loans of $312 million and total deposits of $360 million. The acquisition is expected to close in the second quarter of 2025, subject to regulatory and ANB shareholder approval.

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

In 2024, we became a 10-time winner of J.D. Power’s award for the best customer satisfaction among consumer banks in the Southeast region and were recognized as the most trusted bank in the Southeast. Also in 2024, we were recognized in the Greenwich Excellence and Best Brands Awards, receiving 15 awards that included national honors for overall satisfaction in small business banking and middle market banking. Forbes has also consistently listed us as one of the World’s Best Banks and one of America’s Best Banks.
Lending Activities

We offer a full range of lending services to individuals, small and mid-sized businesses and non-profit organizations. We also originate loans partially guaranteed by the SBA and, to a lesser extent, by the USDA loan programs. Our consolidated loans at December 31, 2024 were $18.2 billion, or 66% of total consolidated assets. The interest rates that we charge on loans vary with the degree of risk, maturity and amount of the loan, and are further subject to competitive pressures, deposit costs, availability of funds and government regulations.

The most significant categories of our loans are those to finance owner occupied commercial real estate, commercial income property, commercial and industrial equipment and operating loans, and consumer loans secured by personal residences. A majority of our loans are made on a secured basis.

The preponderance of our loans are to customers located in the immediate market areas of our banking locations in Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama, including customers who have a seasonal residence in our market areas. We originate a significant portion of our SBA/USDA and equipment finance loans on a national basis, to customers outside of our immediate market areas.

Our full-service retail mortgage lending division, UCMS, is approved as a seller/servicer for Fannie Mae and Freddie Mac and provides fixed and adjustable-rate home mortgages. During 2024, the Bank originated $870 million in residential mortgage loans for the purchase of homes and to refinance existing mortgage debt. Approximately 70% of these mortgages were sold into the secondary market without recourse to us, other than for breaches of warranties. We have retained the servicing on most of our mortgage loans sold.
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
Investments
We use our investment portfolio to provide for the investment of excess funds at acceptable risk levels while providing liquidity to fund loan demand or to offset fluctuations in deposits. Our portfolio consists primarily of residential and commercial mortgage-backed securities, asset-backed securities, U.S. Treasury, U.S. agency and municipal obligations. Securities classified by us as AFS are recorded on our balance sheet at fair value at each balance sheet date. Changes in fair value on AFS securities are generally recorded directly in our shareholders’ equity account and are not recognized in our income statement. Securities classified by us as HTM are recorded at amortized cost.
Private Banking, Wealth Management, Trust, and Insurance
Through our United Community Private Wealth division, we provide private banking, investment management, investment advice, financial planning services, estate and retirement planning and insurance products. We utilize an open architecture approach to the selection of asset managers. We also offer trust services to manage fiduciary assets. We offer insurance products and services to our clients through United Community Insurance, Inc., which operates as an independent insurance agency for our customers.
Within our United Community Private Wealth division, United Community Advisors sells non-deposit investment products and insurance products, including life insurance, long-term care insurance and tax-deferred annuities, to our customers. We have an affiliation with a third-party broker/dealer, LPL Financial, to facilitate this line of business.

On October 1, 2024, we sold substantially all of the assets of our FinTrust Capital Advisors, LLC and FinTrust Brokerage Services, LLC, which offered investment advisory and brokerage services. The sale allows us to focus on providing private banking, investment management, and trust services through our United Community Private Wealth and United Community Advisors businesses.
Reinsurance and Merchant Services
We own a captive insurance subsidiary, NLFC Reinsurance Corp., which provides reinsurance on property insurance contracts covering equipment financed by our equipment financing division.
We provide payment processing services for our commercial and small business customers through UCPS. UCPS is a joint venture between the Bank and Clover, a merchant services provider and subsidiary of Fiserv, Inc.

Other General Information

Subsidiaries

Our consolidated operating subsidiaries at December 31, 2024 are listed in Exhibit 21 to this Report. Our principal subsidiary is the Bank, which is supervised and regulated as described in Supervision and Regulation in this Item below. United Community Insurance, Inc., which is licensed as an insurance agency as required in states in which it conducts business, is another of our consolidated subsidiaries. FinTrust Capital Advisors, LLC and FinTrust Brokerage Services, LLC are in wind-down mode at the time of this Report due to the sale of the majority of their assets in 2024.

Strategic Transactions - Acquisitions and Expansion

An element of our business strategy is to consider opportunities to expand into or enhance our presence in attractive markets in which we believe our operating model will be successful. We have entered new markets and expanded our product offerings both by establishing new branches and service locations and also by selective acquisitions of existing market participants. We have developed a number of commercial lending businesses organically, which provide local CRE, middle market, renewable energy, builder finance and asset-based lending services. We generally seek acquisition partners that share a similar culture and commitment to customer service. Acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution to our book value may occur with any future transactions. Our goal is to maintain a reasonable earn-back period of any tangible book value dilution, using realistic growth and expense reduction assumptions, as well as to achieve an attractive return on investment. Our ability to engage in any potential acquisition will depend upon the review and approval from various bank regulatory authorities.

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

These factors, and their impacts on us, often are mixed rather than consistently positive or negative. For example, low interest rates reduce the interest income we earn, reduce our costs of funding, tend to stimulate economic activity and loan growth, and, through lower debt service, tend to ease financial pressure on clients, reducing default risk. A steeper yield curve, one with long-term interest rates noticeably higher than short-term rates, is generally positive for our net interest margin as lower short-term rates will keep our deposit costs down while higher long-term rates will support the rates we can charge on lending. But if short-term rates are expected to fall, that expectation may be reflected in the longer-term rates resulting in a flattened or inverted yield curve, causing our margins to suffer. Moreover, the Federal Reserve tends to lower short-term rates in response to, or to avoid, a weakening economy. Economic weakness tends to diminish client borrowing and other activities that otherwise benefit our performance.

Further information on these topics is presented: within Item 1A, Risk Factors under the headings: Risks From Changes in Economic Conditions and Monetary Policy, Liquidity and Funding Risk, and Interest Rate and Yield Curve Risks.

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

Human Resources Management

As of December 31, 2024, we had 2,979 full-time equivalent employees compared to 3,121 at December 31, 2023. None of our employees are represented by a union, collective bargaining agreement or similar arrangement, and we have not experienced any labor disputes or strikes arising from any organized labor groups. Our employees support our vision to follow what we call “The Golden Rule of Banking” – to treat each other, and our customers, the way we would like to be treated. We believe that our ability to earn the trust of our customers and deliver exceptional customer service hinges on our culture, which in turn depends upon the dedication and engagement of our employees. When employees are dedicated and engaged, they take extra steps for our customers. We have a community bank mindset, empowering employees to make decisions at the local level, while arming our employees with the products, services, and centralized support of a larger institution. We are committed to attracting and retaining talented employees whose values align with our customer service mission, creating meaningful opportunities for training and advancement, and being an extraordinary place to work.

Diversity and Inclusion

We strive to foster an open, supportive workplace in which our employees can grow professionally and achieve their full potential. We pride ourselves on maintaining workplaces that are intended to inspire employees to voice their ideas and openly express opinions for the betterment of the Bank, our employees, and our customers. We desire that all employees feel that they are operating in an inclusive environment that welcomes and supports differences. We believe that encouraging input from all perspectives allows us to provide our customers with creative ideas and solutions for operating effectively in a complex, ever-changing marketplace.

We have a “Power of U” advisory group that offers two-way communication between employees from across the organization and between employees and management, adding social factors contributing to a culture of belonging, reward, recognition and engagement. It provides alternative channels of communication for team members to ensure that ideas, suggestions, and issues that come from any level of the organization are shared with senior leadership.

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

Compensation and Benefits

We are committed to providing competitive compensation and benefits programs designed to attract, retain, motivate and reward employees for matching the right products with our customers’ needs, while also staying within our risk tolerance. We offer a variety of group health plans for our employees, including comprehensive medical, prescription drug coverage, dental and vision plans, disability and life insurance. We also offer health care savings accounts, which help our employees reduce the costs of medical and dependent care by allowing them to set aside pre-tax dollars. Employees are eligible to contribute to our 401(k) Retirement Plan beginning the first of the month following their date of employment and may earn a company match on 5% of pay after 90 days of service.

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

Employee Engagement Surveys

The Best Banks to Work For program, initiated in 2013 by American Banker and Best Companies Group, identifies and recognizes U.S. banks for outstanding employee satisfaction. We are honored to have been named one of American Banker’s 2024 Best Banks to Work For, an award we have received for eight consecutive years.

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

Supervision and Regulation

Scope of this Section

This section describes certain material aspects of the regulatory framework applicable to banks and financial holding companies and their subsidiaries and to companies engaged in securities and insurance activities. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by express reference to each of the particular statutory and regulatory provisions, and you should refer to the full text of the statutes, regulations, and corresponding guidance for more information. These statutes and regulations are subject to change, and additional statutes, regulations, and corresponding guidance may be adopted. Additionally, we expect the incoming federal administration will implement a regulatory reform agenda that is significantly different than that of the prior administration, affecting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies. We are unable to predict these future changes or the effects, if any, that these changes could have on our business. Finally, investors should be aware that the regulatory framework governing banks and the financial services industry is intended primarily to protect depositors and the Deposit Insurance Fund – not to protect our Bank or our security holders.

Overview

The Holding Company

The Holding Company is a bank holding company and “financial holding company” within the meaning of the BHC Act and is registered with the Federal Reserve. We are subject to the regulation and supervision of, and to examination by, the Federal Reserve (under the BHC Act). We are required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require pursuant to the BHC Act.

The Holding Company being a financial holding company allows for engagement in a broader range of financial activities. A bank holding company that is not a financial holding company is limited to engaging in “banking” and activities found by the Federal Reserve to be “closely related to banking.” Eligible bank holding companies that elect to become financial holding companies may affiliate with securities firms and insurance companies and engage in activities that are “financial in nature.” “Financial” activities are broader in scope than those which are “closely related to banking.” See Financial Activities other than Banking in this Item.

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

The Bank

Our most significant subsidiary, United Community Bank, headquartered in Greenville, South Carolina, is a South Carolina state-chartered bank subject to the regulation and supervision of, and to examination by, the SCBFI. In addition to general supervision and examination powers, the SCBFI has the power to approve mergers with the Bank, the Bank’s issuance of preferred stock or capital notes, the establishment of branches, and many other corporate actions. We are not required to obtain the approval of the SCBFI prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the SCBFI’s approval prior to engaging in the acquisition of a South Carolina state-chartered bank or another South Carolina bank holding company.

The Bank is subject to examination and reporting requirements of the Federal Reserve, FDIC, the SCBFI and the CFPB. During 2024, the Bank changed its primary federal regulator from the FDIC to the Federal Reserve. The financial statements and information contained in this Report have not been reviewed, or confirmed for accuracy or relevance, by the FDIC, Federal Reserve or any other regulator.

The Bank is insured by the FDIC and is subject to regulation by the Federal Reserve and, in certain respects, by the CFPB. The Bank is also subject to various requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and the interest that may be charged, limitations on the types of investments that may be made, activities that may be engaged in, and types of services that may be offered. Various consumer laws and regulations also affect the operations of the Bank.

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

Payment of Dividends

The Holding Company is a legal entity separate and distinct from the Bank and other subsidiaries. The Holding Company’s principal source of cash flow, including cash flow to pay dividends on our stock or to pay principal and interest on debt securities, is dividends paid to it by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends and other distributions by the Bank, as well as by the Holding Company to its shareholders.

During 2024, 2023, and 2022, the Bank paid dividends to the Holding Company of $153 million, $198 million and $133 million, respectively. The Holding Company declared quarterly cash dividends on its common stock in 2024, 2023, and 2022 totaling $0.94, $0.92 and $0.86 per share, respectively.

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

The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company generally should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality, and overall financial condition. The Federal Reserve has also indicated that a bank holding company should not maintain a level of cash dividends that places undue pressure on the capital of its bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that undermine the bank holding company’s ability to act as a source of strength to its bank subsidiaries. The Holding Company and the Bank must also maintain the CET1 capital conservation buffer of 2.5% to avoid becoming subject to restrictions on capital distributions, including dividends, as described below under Capital Adequacy - Basel III Capital Standards.

The Bank

As a South Carolina state-chartered bank, the Bank is permitted to pay a dividend of up to 100% of its current year earnings without requesting approval of the SCBFI, provided certain conditions are met. All other cash dividends require approval of the SCBFI. As a Federal Reserve member bank, the Bank is permitted to pay a dividend to the Holding Company of up to the sum of current year and the previous two years undistributed income without requesting approval of the Federal Reserve, which is less restrictive than the requirements of the SCBFI.

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

Transactions with Affiliates

Federal banking laws restrict transactions between a bank and its affiliates, including a parent bank holding company. The Bank is subject to these restrictions, which include quantitative and qualitative limits on the amounts and types of permissible transactions, including extensions of credit to affiliates, investments in the stock or securities of affiliates, purchases of assets from affiliates and certain other transactions with affiliates. These restrictions also require that credit transactions with affiliates be collateralized and that transactions with affiliates must be on terms substantially the same, or at least as favorable, as those prevailing at the time for comparable transactions with or involving nonaffiliates. In the absence of such comparable transactions, any transaction between banks and their affiliates must be on terms and under circumstances, including credit standards, which in good faith would be offered to or would apply to nonaffiliates. Generally, a bank’s covered transactions with any one affiliate are limited to 10% of the bank’s capital stock and surplus and covered transactions with all affiliates are limited to 20% of the bank’s capital stock and surplus. The Dodd-Frank Act expanded the scope of these regulations, including by applying them to the credit exposure arising under derivative transactions, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. Federal banking laws also place similar restrictions on loans and other extensions of credit by FDIC-insured banks, such as the Bank, and their subsidiaries to their directors, executive officers, and principal shareholders.

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

Basel III Capital Standards

Federal financial industry regulators require that regulated financial institutions, including the Holding Company and the Bank, maintain minimum capital levels. The capital requirements in the United States are based on international standards known as “Basel III.”, which require the following:

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

As of December 31, 2024, the Bank qualified as “well-capitalized” under the regulatory capital requirements discussed above. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. Institutions generally are not allowed to publicly disclose examination results.

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Institutions in any of the three undercapitalized categories are prohibited from declaring dividends or making capital distributions. In addition, an institution that is categorized in the three undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency, which, for the Bank, is the Federal Reserve. Generally, subject to a narrow exception, banking regulators must appoint a receiver or conservator for an institution that is “critically undercapitalized.” The Federal Reserve regulations also allow it to “downgrade” an institution to a lower capital category based on supervisory factors other than capital.

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

FDIC Insurance Assessments; Deposit Insurance Fund

The FDIC insures the Bank’s deposits up to $250,000 per depositor subject to applicable limitations through the Deposit Insurance Fund. As a result, the Bank must pay deposit insurance assessments to the FDIC. The FDIC imposes a risk-based deposit premium assessment system to determine assessments based on a number of factors to measure the risk each institution poses to the Deposit Insurance Fund. The assessment rate is applied to our total average assets less tangible equity. Under the current system, premiums are assessed quarterly and could increase if, for example, criticized loans and/or other higher risk assets increase or balance sheet liquidity decreases.

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

During the fourth quarter of 2023, the FDIC implemented a special assessment to recover the loss to the Deposit Insurance Fund arising from the protection of uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. In accordance with the special assessment, United will pay $11.7 million over ten quarters, which began with the first quarterly assessment period of 2024.

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

Real Estate Lending

Inter-agency guidelines adopted by federal bank regulatory agencies mandate that financial institutions establish real estate lending policies with maximum allowable real estate loan-to-value limits, subject to an allowable amount of non-conforming loans as a percentage of capital. In addition, the federal bank regulatory agencies restrict concentrations in CRE lending and have noted that increases in banks’ CRE concentrations can create safety and soundness concerns. The regulatory guidance mandates certain minimal risk management practices and categorizes banks with defined levels of such concentrations as banks requiring elevated examiner scrutiny.

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

As of December 31, 2024, we are a financial holding company and we have financial subsidiaries, as discussed in Subsidiaries in this Item.

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

States are also increasingly proposing or enacting legislation that relates to data privacy and data protection. We continue to assess the requirements of such laws and proposed legislation and their applicability to us. Moreover, these laws, and proposed legislation, are still subject to revision or formal guidance and they may be interpreted or applied in a manner inconsistent with our understanding.

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

Our registered broker-dealer subsidiary, FinTrust Brokerage Services, LLC, is subject to the SEC’s net capital rule, Rule 15c3-1. That rule requires the maintenance of minimum net capital and limits the ability of the broker-dealer to transfer large amounts of capital to a parent company or affiliate. Compliance with the rule could limit operations that require intensive use of capital, such as underwriting and trading.

FinTrust Capital Advisors, LLC operated as a registered investment adviser which was regulated under the Investment Advisers Act of 1940 until the sale of FinTrust in the fourth quarter of 2024.

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

STRATEGIC RISKS

We may be unable to successfully implement our strategy to grow our banking businesses.

Although our strategy is expected to evolve as business conditions change, our current strategy is to continue to invest resources in our banking businesses and operations, including the businesses and operations we plan to integrate through any planned acquisitions, and seek to exploit opportunities for cost and revenue synergies. In the future, we expect to continue to nurture profitable organic growth as well as pursue acquisitions or strategic transactions if appropriate opportunities present themselves. Our failure or inability to successfully implement or adapt our strategy could have a material and adverse effect on our results of operation and financial condition.

Failure to achieve one or more key elements needed for successful business acquisitions (including the integration of those businesses) could adversely affect our business and earnings.

Expanding in our current markets and selecting new growth markets by opening additional branches and service locations or through acquisitions of all or part of other financial institutions involve risks, any one of which could result in a material and adverse effect upon our results of operation or financial condition. These risks include, without limitation, our inability to do the following:

•identify and expand into suitable markets;
•identify and acquire suitable sites for new branches and service locations;
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
•integrate the acquired business’ operations, clients, and properties quickly and cost-effectively;
•manage cultural assimilation risks associated with growth through acquisitions, which can be an often-overlooked and often-critical failure point in mergers;
•combine the franchise values of businesses that we acquire with those of ours without significant loss of employees or customers from re-branding and other similar changes; or
•retain core clients and key employees.

Failure to achieve one or more key elements needed for successful organic growth could adversely affect our business and earnings.

There are a number of risks to the successful execution of our organic growth strategy that could result in a material and adverse effect upon our results of operation and financial condition. These risks include, without limitation, our inability to do the following:

•attract and retain clients in our banking market areas;
•achieve and maintain growth in our earnings while pursuing new business opportunities;
•maintain a high level of client service while optimizing our physical branch count due to changing client demand, all while expanding our remote banking services and expanding or enhancing our information processing, technology, compliance, and other operational infrastructures effectively and efficiently;

•maintain loan quality while, at the same time, creating loan growth;
•attract sufficient deposits and capital to fund anticipated loan growth;
•maintain adequate common equity and regulatory capital while managing the liquidity and capital requirements associated with growth, especially organic growth and cash-funded acquisitions;
•hire or retain adequate management personnel and systems to oversee and support such growth;
•implement additional policies, procedures and operating systems required to support our growth;
•manage effectively and efficiently the changes and adaptations necessitated by a complex, burdensome, and evolving regulatory environment.

COMPETITION AND INDUSTRY DISRUPTION RISKS

We are subject to intense competition for clients and the nature of that competition is rapidly evolving.

Our primary areas of competition are deposits, loans, wealth management, trust, and other consumer and commercial financial products and services. Our competitors in these areas include other banks, credit unions, savings and loan associations, consumer finance companies, mortgage banking firms, trust companies, securities brokerage firms, investment counseling firms, insurance companies and agencies and other financial services companies. In addition, the emergence of non-traditional, disruptive service providers has intensified this competitive environment. Also, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks. While traditional banks are subject to the same regulatory framework as we are, nonbanks experience a significantly different or reduced degree of regulation as well as lower cost structures.

We may face a competitive disadvantage as a result of our smaller size, more limited geographic diversification and inability to spread costs across broader markets. We may also be affected by the marketplace loosening of credit underwriting standards and structures. In addition, larger institutions may have the advantage of being perceived by the public as more secure in times of financial uncertainty as evidenced by the migration of deposits to large banks in response to certain bank failures that occurred in 2023. Although we compete by concentrating marketing efforts in our primary markets with local advertisements, personal contacts and greater flexibility and responsiveness in working with local customers, customer loyalty can be easily influenced by a competitor’s new products and our strategy may or may not continue to be successful. Failures in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability which, in turn, could have a material adverse effect on our business, financial condition and results of operations.
Failure to keep pace with technological changes could adversely affect our business.
The financial services industry has undergone and continues to undergo rapid change as a result of frequent new technological innovations, such as the use of artificial intelligence and machine learning. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. If we are unable to provide enhancements and new features and integrations for our existing platform, develop new products that achieve market acceptance, or innovate quickly enough to keep pace with these rapid technological developments, our business could be harmed.
Our traditional approach to customer service, which is highly effective when executed in a physical branch with in-person interactions, may be less effective as customer habits and preferences evolve.

Physical branch utilization has been in decline throughout the industry for many years. Technology has allowed disruptors to enter traditional banking areas by providing payment and exchange services that compete directly with banks in ways not previously possible. Through digital marketing and service platforms, these disruptors and other banks are making client inroads unrelated to physical presence. This competitive risk is especially pronounced from the largest U.S. banks, and from online-only banks, due in part to the investments they are able to sustain in their digital platforms. While we provide a large number of services remotely (online and mobile) and technology has helped us reduce costs and improve service, it has also weakened traditional geographic and relationship ties.

The nature of technology-driven disruption to our industry is changing, in some cases seeking to displace traditional financial service providers rather than merely enhance traditional services or their delivery.

A number of recent technologies have worked with the existing financial system and traditional banks, such as the evolution of artificial intelligence, machine learning and continued development of smartphone applications. These sorts of technologies often have expanded the market for banking services overall while siphoning a portion of the revenues from those services away from banks and disrupting prior methods of delivering those services. Additionally, some innovations and niche providers may tend to replace traditional banks as financial service providers, deposit-keepers and intermediaries rather than merely augmenting those services. For example, companies which claim to offer applications and services based on artificial intelligence are beginning to compete much more directly with traditional financial services companies in areas involving personal advice, including high-margin services such as wealth management. Our success in the competitive environment in which we operate requires consistent investment of capital and human resources in innovation, particularly in light of the current “FinTech” environment, in which the financial services industry is undergoing rapid technological changes and financial institutions are investing significantly in evaluating new technologies, such as artificial intelligence, machine learning, blockchain and other distributed ledger technologies, and developing potentially industry-changing new products, services and industry standards. Our investment is directed at generating new products and services, and adapting existing products and services to the evolving standards and demands of the marketplace. Among other things, investing in innovation helps us maintain a mix of products and services that keeps pace with our competitors and achieve acceptable margins.

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

There have been increasing efforts on the part of third parties, including through cyber-attacks, to breach data security at financial institutions or with respect to financial transactions. There have been several instances involving financial services, credit bureaus and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data, by both private individuals and foreign governments. In addition, because the techniques used to cause such security breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. Our network, and the systems of parties with whom we contract, could be vulnerable to unauthorized access, ransomware attacks, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches.

Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks. Among other things, damage can occur due to outright theft or extortion of our funds, fraud or identity theft perpetrated on clients, or adverse publicity associated with a breach and its potential effects. Perpetrators potentially can be associates, clients, and certain vendors, all of whom legitimately have access to some portion of our systems, as well as outsiders with no legitimate access. These risks are heightened through the increasing use of digital and mobile solutions which allow for rapid money movement and increase the difficulty to detect and prevent fraudulent transactions. Additionally, as we grow through acquisitions and pursue new initiatives that improve our operations and cost structure, we are also expanding and improving our information technologies, resulting in a larger technological presence, utilization of “cloud” computing services, and corresponding exposure to cybersecurity risk. Certain new technologies, such as use of artificial intelligence, present new and significant cybersecurity safety risks that must be analyzed and addressed before implementation. If we fail to assess and identify cybersecurity risks associated with acquisitions and new initiatives, we may become increasingly vulnerable to such risks. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches (including breaches of security of customer systems and networks) and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.

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

In recent years, our cost of hiring and retaining top revenue-producing talent has increased, and that trend is likely to continue. We have assembled a management team which has substantial background and experience in banking and financial services in our markets. Moreover, much of our organic loan growth in recent years was the result of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. We anticipate deploying a similar hiring strategy in the future. It is also common for other financial institutions to deploy this strategy as well and there is a risk that teams of our employees may be recruited by other financial institutions. Additionally, operating our technology systems requires employees with specialized skills that are not readily available in the general employee candidate pool. Inability to retain these key personnel (including key personnel of the businesses we have acquired) or to continue to attract experienced lenders with established books of business could negatively affect our growth because of the loss of these individuals’ skills and customer relationships and/or the potential difficulty of promptly replacing them. Moreover, the higher costs we must pay to hire and retain these experienced individuals could cause our noninterest expense levels to rise and negatively impact our results of operations.

Our accounting estimates and risk management processes rely on analytical and forecasting models.

The processes we use to estimate our expected credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. If the assumptions used in our model for measuring interest sensitivity and asset-liability management fail to appropriately anticipate customer response to changing interest rates, our earnings and / or liquidity position could be threatened. Although we model multiple scenarios assuming differing interest rate curves and economic events, it is not possible for our modeling to anticipate every scenario or how one assumption may be influenced by changes in another assumption.

Even if these assumptions are adequate, the models themselves may prove to be inadequate or inaccurate because of other flaws in their design or their implementation, including flaws caused by failures in controls, data management, human error or from the reliance on technology. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for estimating our expected credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

RISKS FROM CHANGES IN ECONOMIC CONDITIONS AND MONETARY POLICY
Inflationary pressures present a potential threat to our results of operations and financial condition.

In recent years, the United States generally and the regions in which we operate specifically have experienced, for the first time in decades, significant inflationary pressures, evidenced by higher gas prices, higher food prices and higher prices on other consumer items. While inflationary pressure has lessened during 2024, the effects of inflation continue to present a risk to our business and our customers. Inflation represents a loss in purchasing power because the value of investments often does not keep up with inflation and erodes the purchasing power of money and the potential value of investments over time. Accordingly, inflation can result in material adverse effects upon our customers, their businesses (as a result of rising costs, including labor) and, as a result, our financial position and results of operations. Inflation also can and does generally lead to higher interest rates, which have their own separate risks. See Interest Rate and Yield Curve Risks in this Item 1A of this Report.

Generally, in periods of economic volatility, our realized credit losses increase, demand for our products and services declines, and the credit quality of our loan portfolio declines.

Our success depends significantly upon local, national and global economic and political conditions, as well as governmental monetary policies and trade relations. Economic volatility may increase if the U.S. budget deficit continues to increase. If the trend persists, the deficit could create inflationary pressure, which may be detrimental to the U.S. economy, and unemployment rates could suffer if deficit reduction measures are implemented. Additionally, the 2025 incoming federal administration may deploy new trading strategies, such as tariffs on U.S. imports, which may create economic volatility. Our financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, as well as demand for loans and other products and services we offer, is highly dependent upon the business environment in the markets where we operate and in the United States as a whole. Unlike banks that are more geographically diversified, we are a regional bank that provides services to customers primarily in Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama. The market conditions in these markets may be different from, and could be worse than, the economic conditions in the United States as a whole. Adverse changes in business and economic conditions generally or specifically in the markets in which we operate could affect our business, including causing one or more of the following negative developments:

•a decrease in the demand for loans and other products and services offered by us;
•a decrease in the value of the collateral securing our residential or CRE loans;
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

In 2022 and much of 2023, in response to inflationary pressures, the Federal Reserve increased interest rates substantially. Starting in the third quarter of 2024, in response to decreasing rates of inflation, the Federal Reserve started to lower interest rates. Fluctuations in interest rates have had and can continue to have significant and sometimes adverse effects upon our business as well as the business of many of our customers. See Interest Rate and Yield Curve Risks in this Item 1A of this Report.

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

Because of significant competitive pressures in our markets and the negative impact of these pressures on our deposit and loan pricing, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to benchmark rates, our net interest margin may be negatively impacted if these short-term rates continue to decrease and we are unable to lower deposit pricing commensurately. However, if short-term interest rates were to rise, our results of operations may also be negatively impacted if we are unable to increase the rates we charge on loans or earn on our investment securities in excess of the increases we must pay on deposits and our other funding sources. As interest rates change, we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities, meaning that either our interest-bearing liabilities (usually deposits and borrowings) will be more sensitive to changes in market interest rates than our interest-earning assets (usually loans and investment securities), or vice versa. In either event, if market interest rates should move contrary to our position, this “gap” may work against us, and our results of operations and financial condition may be negatively affected.

We have entered into certain hedging transactions, including interest rate swaps, which are designed to lessen elements of our interest rate exposure. If interest rates do not change in the manner anticipated, such transactions may not be effective and our results of operations may be adversely affected.

High volatility in the yield curve, including sharp movements on and changes in the slope of the curve, can complicate or reduce the efficacy of our balance sheet management practices. Significant changes in the yield curve may reduce our net interest margin and adversely affect our loan and investment portfolios.

The yield curve is a reflection of interest rates applicable to short and long-term debt. The yield curve is steep when short-term rates are much lower than long-term rates; it is flat when short-term rates and long-term rates are nearly the same; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve is usually upward sloping (higher rates for longer terms). However, the yield curve can be relatively flat or inverted (downward sloping), which has happened several times in the past few years. A flat or inverted yield curve, which tends to decrease net interest margin, would adversely impact our lending businesses and investment portfolio. In 2022 and through most of 2023, the Federal Reserve increased rates in response to inflation and, during much of this time, the yield curve was inverted. In September 2024, the yield curve became upward sloping, but remains relatively flat. See Risks Associated From Changes in Economic Conditions and Monetary Policy within this section of the Report for additional information.

REPUTATION RISKS
Our ability to conduct and grow our businesses, and to obtain and retain clients, is highly dependent upon external perceptions of our business practices and financial stability.

Our reputation is a key asset for us. Reputation risk, or the risk to our earnings, liquidity and capital from negative public opinion, is inherent in our business. Our reputation is affected principally by our business practices and how those practices are perceived and understood by others. Negative public opinion could adversely affect our ability to keep and attract customers and expose us to adverse legal and regulatory consequences. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, securities compliance, mergers and acquisitions, from sharing or inadequate protection of customer information and from actions taken by government regulators and community organizations in response to that conduct. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry generally, such as bank failures, or that relates to parties with whom we have important relationships. Because we conduct most of our business under the “United Community” brand, negative public opinion about one business could affect our other businesses.

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

We are exposed to higher credit and concentration risk from our CRE, commercial and industrial and commercial construction lending.

Our credit risk and credit losses can increase if our loans become concentrated to borrowers engaged in the same or similar activities or to borrowers who, as a group, may be uniquely or disproportionately affected by economic or market conditions. As of December 31, 2024, approximately 74% of our loan portfolio consisted of commercial loans, including commercial and industrial, equipment financing, commercial construction and CRE mortgage loans. Our commercial borrowers tend to be small to medium-sized businesses. These types of loans are typically larger than residential real estate loans or consumer loans. During periods of lower economic growth or challenging economic periods, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely affect our results of operations and financial condition. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

See the section captioned “Loans” in the “Balance Sheet Review” section of Part II, Item 7. MD&A of this Report for further discussion related to commercial and industrial, construction and CRE loans.

If our allowance for credit losses is not large enough to cover losses in our loan portfolio, our results of operations and financial condition could be materially and adversely affected.

We maintain an ACL, which is a reserve established through a provision for credit losses charged to expense. The ACL reflects our assessment of the current expected losses over the life of the loan portfolio using historical experience, current conditions and reasonable and supportable forecasts. CECL has created more volatility in the level of our ACL because it relies on macroeconomic forecasts. It is possible that CECL may increase the cost of lending in the industry and result in slower loan growth and lower levels of net income. The level of the allowance reflects our continuing evaluation of factors including current economic forecasts, historical loss experience, the volume and types of loans, and specific credit risks. The determination of the appropriate level of the ACL inherently involves subjectivity in our modeling and requires us to make estimates of current credit risks and future trends, all of which may undergo material changes or vary from our historical experience. Deterioration in economic conditions affecting borrowers, changing economic forecasts, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the ACL. If we are required to materially increase our level of ACL for any reason, such increase could adversely affect our business, financial condition and results of operations.

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

We operate in heavily regulated industries. Our regulatory burdens, including both operating restrictions and ongoing compliance costs, are substantial. We are subject to many banking, deposit, insurance, securities brokerage and underwriting, and consumer lending regulations in addition to the rules applicable to all companies whose securities are publicly traded in the U.S. securities markets. Failure to comply with applicable regulations could result in financial, structural, and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or limit our ability to pursue certain business opportunities. See Supervision and Regulation in Item 1 of this Report for additional information concerning financial industry regulations. Federal and state regulations significantly limit the types of activities in which we, as a financial institution, may engage. In addition, we are subject to a wide array of other regulations that govern other aspects of how we conduct our business, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities often change these regulations or adopt new ones. Actions could be taken that would further limit the amount of interest or fees we can charge, further restrict our ability to collect loans or realize on collateral, affect the terms or profitability of the products and services we offer, or materially and adversely affect us in other ways. Additionally, we expect the incoming federal administration will implement a regulatory reform agenda that is significantly different than that of the prior administration, affecting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies.

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

An inability to maintain or raise funds (including the inability to access secondary funding sources) in amounts necessary to meet our liquidity needs would have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities, or on terms attractive to us, could be impaired by factors that affect us specifically or the financial services industry in general. For example, factors that could detrimentally impact our access to liquidity sources include our financial results, a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us, a reduction in our credit rating, any damage to our reputation, counterparty availability, changes in the activities of our business partners, changes affecting our loan portfolio or other assets, or any other event that could cause a decrease in depositor or investor confidence in our creditworthiness and business. Our access to liquidity could also be impaired by factors that are not specific to us, such as general business conditions, interest rate fluctuations, severe volatility or disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, or legal, regulatory, accounting, and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies and financial markets as well as the policies and capabilities of the U.S. government and its agencies, and may become increasingly difficult due to economic and other factors beyond our control. Any such event or failure to manage our liquidity effectively could affect our competitive position, increase our borrowing costs and the interest rates we pay on deposits, limit our access to the capital markets, or cause us to sell investment securities and incur losses from those sales, any or all of which could have a material adverse effect on our results of operations or financial condition.

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

If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present period. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates. In addition, because our investment securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. Under such circumstances, we may be required to access funding from sources such as the Federal Reserve’s discount window in order to manage our liquidity risk.

ACCOUNTING AND TAX RISKS
The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make significant assumptions, estimates and judgments that affect the financial statements.

Management must make significant assumptions and estimates and exercise significant judgment in selecting and applying accounting and reporting policies. In some cases, management must select a policy from two or more alternatives, any of which may be reasonable under the circumstances, which may result in reporting materially different results than would have been reported under a different alternative. The estimate that is consistently one of our most critical is the level of the allowance for credit losses. However, other estimates can be highly significant at discrete times or during periods of varying length. Estimates are made at specific points in time. As actual events unfold, estimates are adjusted accordingly. Due to the inherent nature of these estimates, it is possible that, at some time in the future, we may significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the provided allowance, or we may recognize a significant provision for impairment of assets, or we may make some other adjustment that will differ materially from the estimates that we make today. Moreover, in some cases, especially concerning litigation and other contingency matters where critical information is inadequate, often we are unable to make estimates until fairly late in a lengthy process.

In addition, changes in accounting standards or interpretations could negatively affect our reported earnings and financial condition.

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

Our success is also influenced heavily by population growth, income levels, loans and deposits and on stability in real estate values in our markets. To a significant degree our banking business is exposed to economic, regulatory, natural disaster, and other risks that primarily impact the southeastern U.S. states where we do most of our traditional banking business. If that region of the U.S. did not grow or was to experience adversity not shared by other parts of the country, for example the risk of hurricanes in our geographic footprint, we would likely experience adversity to a degree not shared by those competitors which have a broader or different regional footprint. If market and economic conditions deteriorate, this may lead to valuation adjustments on our loan portfolio and losses on defaulted loans and on the sale of other real estate owned. Additionally, such adverse economic conditions in our market areas, specifically decreases in real estate property values due to the nature of our loan portfolio, the majority of which is secured by real estate, could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. We are less able than larger institutions to spread the risks of unfavorable local economic conditions across a larger number of more diverse economies.

Natural disasters and weather-related events, exacerbated by climate change, could have a negative impact on our results of operations and financial condition.

We operate in markets in which natural disasters, including tornadoes, severe storms, fires, floods, hurricanes and earthquakes have occurred. Such natural disasters could significantly affect the local population and economies, the activities of many of our customers and clients, and our business, and could pose physical risks to our properties and those of our customers. Although our banking offices are geographically dispersed throughout portions of the southeastern United States and we maintain insurance coverage for such events, a significant natural disaster in or near one or more of our markets could have a material adverse effect on our financial condition, results of operations or liquidity.

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

While our Board has approved the payment of a quarterly cash dividend on our common stock, there can be no assurance whether or when we may pay dividends in the future. Future dividends, if any, will be declared and paid at the Board’s discretion and will depend on a number of factors including, among others, asset quality, earnings performance, liquidity and capital requirements. Our principal source of funds used to pay cash dividends on our common and preferred stock is dividends that we receive from the Bank. As a South Carolina state-chartered bank, the Bank is subject to limitations on the amount of dividends that it is permitted to pay, as described under “Supervision and Regulation - Payment of Dividends” in Part I, Item 1 of this Report. The federal banking agencies have also issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current earnings. The Federal Reserve may also prevent the payment of a dividend by the Bank if it determines that the payment would be an unsafe and unsound banking practice. The Holding Company and the Bank must also maintain the CET1 capital conservation buffer of 2.5% to avoid becoming subject to restrictions on capital distributions, including dividends. If the Bank is not permitted to pay cash dividends to the Holding Company, it is unlikely that we would be able to continue to pay dividends on our common stock or to pay interest on our indebtedness.

Holders of our indebtedness and of depositary shares related to our Series I preferred stock have rights that are senior to those of our common shareholders.

At December 31, 2024, we had outstanding senior debentures, subordinated debentures, trust preferred securities and accompanying subordinated debentures and preferred stock totaling $342 million. Payments of the principal and interest on the senior debentures, subordinated debentures and the subordinated debentures accompanying the trust preferred securities and dividends on the preferred stock are senior to payments with respect to shares of our common stock. We also conditionally guarantee payments of the principal and interest on the trust preferred securities. As a result, we must make payments on these debt instruments (including the related trust preferred securities) and preferred shares before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debt and preferred shares must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the subordinated debentures related to the trust preferred securities (and the related guarantee of payments on the trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock. If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on the subordinated debentures related to the trust preferred securities (and the related guarantee of payments on the trust preferred securities).

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

Our amended and restated articles of incorporation, as amended (our “articles”), and bylaws, as amended (our “bylaws”), contain various provisions that could have an anti-takeover effect and may delay, discourage or prevent an attempted acquisition or change of control of United. These provisions include:

•allowing the Board to consider the interests of our employees, customers, suppliers and creditors when considering an acquisition proposal;
•that all amendments to the articles and certain portions of the bylaws must be approved by a majority of the outstanding shares of our capital stock entitled to vote;
•requiring that any business combination involving United be approved by 75% of the outstanding shares of United’s common stock excluding shares held by stockholders who are deemed to have an interest in the transaction unless the business combination is approved by 75% of United’s directors;
•restricting removal of directors except for cause and upon the approval of two-thirds of the outstanding shares of our capital stock entitled to vote;
•that any special meeting of shareholders may be called only by the chairman, chief executive officer, president, chief financial officer, board of directors or the holders of 25% of the outstanding shares of United’s capital stock entitled to vote; and
•establishing certain advance notice procedures for matters to be considered at an annual meeting of shareholders.

Additionally, our articles authorize the Board to issue shares of preferred stock without shareholder approval and upon such terms as the Board may determine. The issuance of our preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a controlling interest in us. In addition, certain provisions of Georgia law, including a provision which restricts certain business combinations between a Georgia corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control of United.

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

OTHER EXTERNAL RISKS
Pandemics and outbreaks of communicable diseases, acts of terrorism and other adverse external events may lead to periods of significant volatility in financial and other markets, and could adversely affect our ability to conduct normal business and could harm our clients, businesses, financial condition and results of operations.

Widespread outbreaks of communicable diseases and acts of terrorism may cause significant disruption in the international and United States economies and financial markets and could have an adverse effect on our business and results of operations. The spread of diseases may result in quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions, and overall economic and financial market instability. Governments of the states in which we have operations may take preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of public health issues may result in significant adverse effects for many different types of businesses, including, among others, those in the hospitality (including hotels and lodging) and restaurant industries, and result in layoffs and furloughs of employees nationwide, including the regions in which we operate.

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

A rule issued by federal financial regulatory agencies imposes upon banking organizations and their service providers notification requirements for significant cybersecurity incidents. Specifically, the rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” as those terms are defined in the rule. Banks’ service providers are required under that rule to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours.

The GLB Act’s Safeguards Rule requires financial institutions to: (i) appoint a qualified individual to oversee and implement their information security programs; (ii) implement additional criteria for information security risk assessments; (iii) implement safeguards identified by assessments, including access controls, data inventory, data disposal, change management, and monitoring, among other things; (iv) implement information system monitoring in the form of either “continuous monitoring” or “periodic penetration testing;” (v) implement additional controls including training for security personnel, periodic assessment of service providers, written incident response plans, and periodic reports from the qualified individual to the board of directors. Additionally, multiple states and Congress are considering laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data.

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

Incident and risk event levels each vary from no (or low) risk to crisis (high) risk. The determination of the incident and risk level will dictate the level of personnel that will be responsible for addressing the incident, controlling the effects of the incident and formulating the response to the incident. Responses may include, when appropriate and/or required, notification to regulatory agencies (e.g., Federal Reserve, FinCEN, SEC), authorities (e.g., F.B.I., Department of Justice), customers, third parties or internal personnel.

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

ITEM 2.    PROPERTIES

The Holding Company’s principal offices and the Bank’s headquarters, which we own, are located at 200 East Camperdown Way, Greenville, South Carolina. As of December 31, 2024, we operated 199 banking offices located throughout Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama. We do not own or lease any single physical property that we consider to be materially important to our financial condition or results from operations. Our retail branches, ATMs, ITMs, loan and mortgage production offices and administrative offices remain important to our ability to deliver financial services to a large portion of our clients. For many years, branch usage by clients has slowly declined, and for many years we have slowly consolidated branch locations in response to changing utilization patterns. We expect that long-term trend to continue. We consider our properties to be suitable and adequate for operating our banking business. Notes 7 and 13 to our consolidated financial statements include additional information regarding investments in premises and equipment and leased properties.

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

PART II

ITEM 5.    MARKET FOR UNITED’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock. Effective August 6, 2024, United transferred the listing of its securities to the NYSE. Our common shares now trade under the symbol “UCB” and our preferred Series I depositary shares trade under the symbol UCB PRI. Prior to listing on the NYSE, United’s securities traded on the Nasdaq Global Select Market. At January 31, 2025, there were 9,499 record shareholders of United’s common stock.

Dividends. Our Board declared cash dividends totaling $0.94 and $0.92 per share on our common stock in 2024 and 2023, respectively. We currently intend to continue to pay comparable quarterly cash dividends on our common stock, subject to approval by our Board, although we may elect not to pay dividends or to change the amount of such dividends. The payment of dividends is a decision of our Board based upon then-existing circumstances, including our rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant.

Additional information regarding dividends is included in this Report in Note 1 to our consolidated financial statements in Part II Item 8 Financial Statements and Supplementary Data, under the heading of “Supervision and Regulation” in Part I Item 1. Business and under the heading “Capital Resources and Dividends” in Part II, Item 7. MD&A.

Securities Authorized for Issuance under Equity Compensation Plans. See Part III, Item 12 for information relating to compensation plans under which United’s equity securities are authorized for issuance.

Share Repurchases. We made no common stock or preferred stock repurchases during the quarter ended December 31, 2024 by or on behalf of United or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act.

Performance Graph. Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock against the cumulative total return on the Nasdaq Stock Market (U.S. Companies) Index, the NYSE Index and the KBW Nasdaq Regional Banking Index for the five-year period commencing December 31, 2019 and ending on December 31, 2024. This year, we added the NYSE Index to the performance graph below because we transferred the listing of our securities from the Nasdaq Global Select Market to the NYSE during the year. We intend to omit the Nasdaq Stock Market (U.S.) Index from the performance graph in future years. The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the performance graphs by reference therein.

FIVE YEAR CUMULATIVE TOTAL RETURNS* COMPARISON OF UNITED COMMUNITY BANKS, INC., NASDAQ STOCK MARKET (U.S.) INDEX, NYSE INDEX AND KBW NASDAQ REGIONAL BANKING INDEX
As of December 31

250
200
150
100
50
Dollars
2019
2020
2021
2022
2023
2024
United Community Banks, Inc.
Nasdaq Stock Market (U.S.) Index
New York Stock Exchange Index
KBW Nasdaq Regional Banking Index

	Cumulative Total Return*
	2019	2020	2021	2022	2023	2024
United Community Banks, Inc.	$100	$95	$123	$119	$107	$122
NYSE Index	100	104	123	109	121	137
Nasdaq Stock Market (U.S.) Index	100	144	174	117	167	215
KBW Nasdaq Regional Banking Index	100	88	117	106	102	112

*     Assumes $100 invested on December 31, 2019 in our common stock and above noted indexes. Total return includes reinvestment of dividends at the closing stock price of the common stock on the dividend payment date and the closing values of stock and indexes as of December 31 of each year.

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes. The discussion of the components of our results of operations focuses on financial trends and events occurring between 2023 and 2024.

For additional information related to financial trends between 2023 and 2022, please see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 23, 2024, which information under that caption is incorporated herein by this reference. Historical results of operations are not necessarily predictive of future results.

GAAP Reconciliation and Explanation

This Report contains financial information determined by methods other than in accordance with GAAP. Such non-GAAP financial information includes the following measures: “tangible book value per common share” and “tangible common equity to tangible assets.” In addition, management presents non-GAAP operating performance measures, which exclude merger-related and other items that are not part of our core business operations. Operating performance measures include “noninterest income - operating”, “noninterest expenses - operating”, “net income – operating,” “diluted income per common share – operating,” “return on common equity – operating,” “return on tangible common equity – operating,”, “tangible book value per common share”, “return on assets – operating”, “efficiency ratio – operating” and “tangible common equity to tangible assets.” Management has developed internal processes and procedures to accurately capture and account for merger-related and other charges and those charges are reviewed with the Audit Committee of our Board each quarter. Management uses these non-GAAP measures because it believes they may provide useful supplemental information for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP measures may also provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as a comparison to financial results for prior periods. These non-GAAP measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP and are not necessarily comparable to other similarly titled measures used by other companies. To the extent applicable, reconciliations of these non-GAAP measures to the most directly comparable measures as reported in accordance with GAAP are included in Table 1 of MD&A.

Overview

We offer a wide array of commercial and consumer banking services and investment advisory services, which as of December 31, 2024, was comprised of 199 banking offices throughout Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama. Our equipment finance and SBA/USDA lending businesses operate throughout the United States. At December 31, 2024, we had consolidated total assets of $27.7 billion and 2,979 full-time equivalent employees.

Recent Developments

Mergers and Acquisitions
In the past two years, we have continued to expand through acquisitions, which are described below. The acquired entities’ results are included in our consolidated results beginning on their respective acquisition dates. We continue to evaluate potential transactions as opportunities arise.
•On December 3, 2024, we announced an agreement to acquire ANB, a bank headquartered in Oakland Park, Florida, located in the Fort Lauderdale metropolitan area. As of December 31, 2024, ANB had total assets of $423 million, loans of $312 million and total deposits of $360 million. The acquisition of ANB is expected to close in the second quarter of 2025, subject to regulatory and ANB shareholder approval.
•On July 1, 2023, we completed the acquisition of First Miami, which operated three offices in the Miami metropolitan area. We acquired $1.02 billion of assets, including goodwill, and assumed $930 million of liabilities in the acquisition, which included $577 million in loans and $865 million in deposits. In addition to traditional banking products, First Miami offered private banking, trust and wealth management services.
•On January 3, 2023, we completed the acquisition of Progress, which operated 13 offices primarily located in Alabama and the Florida Panhandle. We acquired $1.90 billion of assets, including goodwill, and assumed $1.60 billion of liabilities in the acquisition, which included $1.44 billion in loans and $1.33 billion in deposits.

Other Activities
•Effective May 2024, we officially moved our holding company headquarters from Blairsville, Georgia to Greenville, South Carolina.
•Effective June 2024, the Bank changed its primary federal regulator from the FDIC to the Federal Reserve.
•Effective August 6, 2024, we transferred the listing of our securities from the Nasdaq Global Select Market to the NYSE.
•On October 1, 2024, we completed the sale of FinTrust for total consideration of $16.2 million comprised of cash and contingent consideration to be received over the next five years. We recognized a loss on the sale of $5.39 million, which is included in noninterest expense for the year ended December 31, 2024.
•In September of 2024, we sold $303 million of manufactured housing loans, which was substantially all of that portfolio. As a result of the sale, we recorded a a pre-tax loss on sale of the loans of $27.2 million, reflected in noninterest income, and we also recorded a charge-off of $11.0 million. Our manufactured housing loan portfolio came to us through the 2022 Reliant acquisition, and we discontinued originating those loans in the third quarter of 2023. Selling the portfolio reduced risk and allowed us to redirect our management and capital resources to activities that better align with our strategic objectives.

Results of Operations

We reported net income of $252 million in 2024 compared to $188 million in 2023. The following provides highlights of our financial results for 2024:
•Net interest revenue increased $9.60 million, which reflects the impact of higher interest rates on investment securities and loans, organic loan growth and reduction in interest expense on borrowed funds as we significantly reduced our utilization of wholesale funding during 2024 compared to 2023. Net interest revenue for 2024 also includes an additional six months of net interest revenue from the loans and deposits acquired from First Miami, which closed on July 1, 2023. During 2024, our net interest margin decreased six basis points to 3.29%, which reflects steeper increases in deposit rates compared to that of loans. See section titled Net Interest Revenue and Tables 2 and 3 of MD&A for further detail on net interest revenue.
•We recorded a provision for credit losses of $51.0 million compared to $89.4 million for 2023. The decrease in provision for credit losses for 2024 is indicative of slower loan growth, a reduction in unfunded commitments, lower net charge-offs and lack of acquisition-related provision expense, partly offset by a special provision of $9.89 million related to expected losses in western North Carolina, which was severely affected by Hurricane Helene. Provision expense for 2023 included $14.5 million related to the establishment of the ACL for the acquired First Miami and Progress non-PCD loans and unfunded commitments and one commercial loan relationship charge-off of $19.0 million. See Table 4 of MD&A for further information regarding the provision for loan losses.
•Noninterest income for 2024 increased $49.3 million, or 65%, compared to 2023, which included a $51.7 million AFS bond portfolio restructuring loss in 2023. During 2024, we had an increase in mortgage gains and related fees of $8.35 million, which was primarily driven by an increase in mortgage loan gains of $6.42 million and a $2.52 million increase in mortgage servicing income, which includes fair value adjustments to our mortgage servicing asset. We also recognized $7.82 million in other investment income, compared to negligible net losses in 2023. We had an increase in other noninterest income of $7.78 million in 2024 due to several factors, primarily a $2.40 million lease termination gain on one of our corporate office locations and a $2.27 million gain on extinguishment on one of our subordinated debentures. These increases were offset by net losses on sales of other loans of $21.3 million in 2024, due to the manufactured housing loan sale loss, compared to gains of $9.15 million in 2023. See Tables 5 through 7 of MD&A for further detail on noninterest income.
•Noninterest expenses increased $6.89 million, or 1%, compared to 2023. This reflected a $21.6 million increase in salaries and employee benefits, primarily resulting from increases in salaries, higher group medical insurance costs and the inclusion of First Miami employees for the full year in 2024. FDIC assessment and other regulatory charges decreased $6.47 million primarily as a result of 2023’s accrued expense related to the estimated special assessment implemented by the FDIC. Merger-related and other charges decreased $18.6 million compared to 2023, due to less merger activity in 2024 compared to 2023, which included merger costs related to the acquisitions (and related systems conversions) of First Miami and Progress. The increase in other noninterest expense of $5.05 million is mostly driven by the loss on the FinTrust sale. See Table 8 of MD&A for further detail on noninterest expense.

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

One of the most significant estimates and judgments influencing the results of the ACL calculation is the macroeconomic forecast. Changes in the economic forecast could significantly affect estimated expected credit losses and lead to materially different amounts from one period to the next. At December 31, 2024, we used a baseline economic forecast in our ACL calculation that was generally consistent with economists’ consensus. To provide additional context regarding the sensitivity of the ACL, we simulated our ACL process while considering a more pessimistic forecast of expected economic outcomes. In this downside scenario, the unemployment rate is expected to peak at 7.1% in 2025 compared to 4.1% in the baseline scenario. The change in real GDP, on an annual basis, is 0.4% in 2025 in the downside scenario compared to 2.2% in the baseline scenario. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase to our ACL of $39.7 million at December 31, 2024. This scenario does not reflect our current expectations at December 31, 2024, nor does it capture all the potential unknowns that could arise in the forecast period. It is meant for informational purposes as an approximation of a possible outcome under hypothetical downside conditions.

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

At December 31, 2024, the percentage of our total assets measured at fair value on a recurring basis was 17%, the majority of which are based on either quoted market prices or market prices for similar instruments. See Note 14 “Fair Value Measurements” in the consolidated financial statements herein for additional disclosures regarding the fair value of our assets and liabilities, including a description of the fair value hierarchy.

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

As part of the FinTrust sale, we recognized a receivable for contingent consideration. The contingent consideration receivable is measured at fair value using a probability-weighted discounted cash flow approach which includes significant unobservable inputs classified within Level 3 of the fair value hierarchy.

As of December 31, 2024, we had level 3 assets, those valued using unobservable inputs, of $65.3 million. The total level 3 assets consisted of $39.3 million in residential mortgage servicing rights, $11.7 million in derivative assets, $7.47 million in contingent consideration receivables, $4.70 million in servicing rights for SBA/USDA loans and $2.23 million of AFS debt securities. We also had level 3 derivative liabilities totaling $12.3 million.

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

UNITED COMMUNITY BANKS, INC.
Table 1 Selected Financial Information
For the Years Ended December 31,
(dollars in thousands, except per share data)
	2024	2023	2022
INCOME SUMMARY
Interest revenue	$1,377,741	$1,237,107	$813,155
Interest expense	550,373	419,342	60,798
Net interest revenue	827,368	817,765	752,357
Provision for credit losses	50,951	89,430	63,913
Noninterest income	124,756	75,483	137,707
Total revenue	901,173	803,818	826,151
Noninterest expenses	578,167	571,273	470,149
Income before income tax expense	323,006	232,545	356,002
Income tax expense	70,609	45,001	78,530
Net income	252,397	187,544	277,472
Non-operating items	40,268	88,894	19,375
Income tax benefit of non-operating items	(8,702)	(21,489)	(4,246)
Net income - operating (1)*	$283,963	$254,949	$292,601
PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$2.04	$1.54	$2.52
Diluted net income - operating (1)*	2.30	2.11	2.66
Common stock cash dividends declared	0.94	0.92	0.86
Book value	27.87	26.52	24.38
Tangible book value (3)*	20.00	18.39	17.13
Key Performance Ratios:
Return on common equity - GAAP (2)	7.07%	5.34%	9.54%
Return on common equity - operating (1)(2)*	7.97	7.33	10.07
Return on tangible common equity - operating (1)(2)(3)*	11.42	10.63	14.04
Return on assets - GAAP	0.90	0.68	1.13
Return on assets - operating (1)*	1.02	0.94	1.19
Net interest margin (FTE)	3.29	3.35	3.38
Efficiency ratio - GAAP	60.24	60.09	52.31
Efficiency ratio - operating (1)*	57.15	56.17	50.16
Equity to total assets	12.38	11.95	11.25
Tangible common equity to tangible assets (3)*	8.97	8.36	7.88
ASSET QUALITY
Total NPAs	$115,635	$92,877	$44,281
ACL - loans	206,998	208,071	159,357
Net charge-offs	57,690	52,243	9,654
ACL - loans to loans	1.14%	1.14%	1.04%
Net charge-offs to average loans	0.32	0.30	0.07
NPAs to total assets	0.42	0.34	0.18
AT PERIOD END ($ in millions)
Loans	$18,176	$18,319	$15,335
Investment securities	6,804	5,822	6,228
Total assets	27,720	27,297	24,009
Deposits	23,461	23,311	19,877
Shareholders’ equity	3,432	3,262	2,701
Common shares outstanding (thousands)	119,364	119,010	106,223

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

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Non-GAAP Performance Measures Reconciliation
Selected Financial Information
For the Years Ended December 31,
(dollars in thousands, except per share data)
	2024	2023	2022
Noninterest income reconciliation
Noninterest income (GAAP)	$124,756	$75,483	$137,707
Loss on sale of manufactured housing loans	27,209	—	—
Gain on lease termination	(2,400)	—	—
Bond portfolio restructuring loss	—	51,689	—
Noninterest income - operating	$149,565	$127,172	$137,707

Noninterest expenses reconciliation
Noninterest expenses (GAAP)	$578,167	$571,273	$470,149
Loss on FinTrust (goodwill impairment)	(5,100)	—	—
FDIC special assessment	(1,736)	(9,995)	—
Merger-related and other charges	(8,623)	(27,210)	(19,375)
Noninterest expenses - operating	$562,708	$534,068	$450,774

Net income reconciliation
Net income (GAAP)	$252,397	$187,544	$277,472
Loss on sale of manufactured housing loans	27,209	—	—
Bond portfolio restructuring loss	—	51,689	—
Gain on lease termination	(2,400)	—	—
Loss on FinTrust (goodwill impairment)	5,100	—	—
FDIC special assessment	1,736	9,995	—
Merger-related and other charges	8,623	27,210	19,375
Income tax benefit of non-operating items	(8,702)	(21,489)	(4,246)
Net income - operating	$283,963	$254,949	$292,601

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$2.04	$1.54	$2.52
Loss on sale of manufactured housing loans	0.18	—	—
Bond portfolio restructuring loss	—	0.33	—
Gain on lease termination	(0.02)	—	—
Loss on FinTrust (goodwill impairment)	0.03	—	—
FDIC special assessment	0.01	0.06	—
Merger-related and other charges	0.06	0.18	0.14
Diluted income per common share - operating	$2.30	$2.11	$2.66

Book value per common share reconciliation
Book value per common share (GAAP)	$27.87	$26.52	$24.38
Effect of goodwill and other intangibles	(7.87)	(8.13)	(7.25)
Tangible book value per common share	$20.00	$18.39	$17.13

Return on tangible common equity reconciliation
Return on common equity (GAAP)	7.07%	5.34%	9.54%
Loss on sale of manufactured housing loans	0.61	—	—
Bond portfolio restructuring loss	—	1.15	—
Gain on lease termination	(0.05)	—	—
Loss on FinTrust (goodwill impairment)	0.11	—	—
FDIC special assessment	0.04	0.22	—
Merger-related and other charges	0.19	0.62	0.53
Return on common equity - operating	7.97	7.33	10.07
Effect of goodwill and other intangibles	3.45	3.30	3.97
Return on tangible common equity - operating	11.42%	10.63%	14.04%

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Non-GAAP Performance Measures Reconciliation
Selected Financial Information
For the Years Ended December 31,
(dollars in thousands, except per share data)
	2024	2023	2022
Return on assets reconciliation
Return on assets (GAAP)	0.90%	0.68%	1.13%
Loss on sale of manufactured housing loans	0.08	—	—
Bond portfolio restructuring loss	—	0.15	—
Gain on lease termination	(0.01)	—	—
Loss on FinTrust (goodwill impairment)	0.02	—	—
FDIC special assessment	0.01	0.03	—
Merger-related and other charges	0.02	0.08	0.06
Return on assets - operating	1.02%	0.94%	1.19%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	60.24%	60.09%	52.31%
Loss on sale of manufactured housing loans	(1.63)	—	—
Gain on lease termination	0.15	—	—
Loss on FinTrust (goodwill impairment)	(0.53)	—	—
FDIC special assessment	(0.18)	(1.05)	—
Merger-related and other charges	(0.90)	(2.87)	(2.15)
Efficiency ratio - operating	57.15%	56.17%	50.16%

Tangible common equity to tangible assets reconciliation
Equity to total assets (GAAP)	12.38%	11.95%	11.25%
Effect of goodwill and other intangibles	(3.09)	(3.27)	(2.97)
Effect of preferred equity	(0.32)	(0.32)	(0.40)
Tangible common equity to tangible assets	8.97%	8.36%	7.88%

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

FTE net interest revenue for 2024 was $832 million, compared to $822 million for 2023. The increase in net interest revenue from 2023 to 2024, which is further discussed below, reflects an additional six months of net interest revenue from the loans and deposits acquired from First Miami, which closed on July 1, 2023. The net interest spread was 2.27% and 2.40% for 2024 and 2023, respectively, while the net interest margin was 3.29% and 3.35%, respectively. The following tables indicate the relationship between interest revenue and expense and the average amounts of assets and liabilities, which provide further insight into net interest spread and net interest margin for the periods indicated. The following discussion provides additional detail on the average balances and net interest revenue for the years ended December 31, 2024 and 2023.

For 2024, we reported a $141 million, or 11%, increase in FTE interest revenue compared to 2023. The increase was primarily driven by increases in average rates earned on loans and taxable securities. Growth in average loans for the year ended December 31, 2024 of $548 million, or 3%, compared to 2023 also contributed to the increase in interest revenue. The growth in average loans reflects organic loan growth and average loans acquired from First Miami for the full year of 2024. Loan interest revenue includes $18.4 million of purchased loan accretion, compared to $19.4 million in 2023. During the fourth quarter of 2023 and in early 2024, we entered into fair value hedges on certain loans, which contributed an additional $10.0 million in loan interest revenue in 2024. In addition, interest revenue from our securities portfolio increased $36.6 million, which reflects the effect of higher interest rates and a $4.33 million increase in interest revenue from the fair value hedges on our AFS securities portfolio.

Interest expense increased $131 million in 2024 compared to 2023 as a result of several factors including higher rates paid on deposits combined with interest-bearing deposit growth and a less favorable deposit composition. These contributors to interest expense were partially offset by a decrease in utilization of wholesale funding, including brokered deposits, the average balance of which decreased $372 million, and a $5.59 million decrease in average long-term debt as we redeemed two of our trust preferred securities and one subordinated debt issuance in late 2024. The average rate paid on interest-bearing deposits increased 58 basis points, which accounted for $88.7 million of the increase in deposit interest expense in 2024 compared to 2023. The average balance of customer interest-bearing deposits increased $1.83 billion for the year ended December 31, 2024 compared to 2023, driven by organic growth, the migration of noninterest-bearing deposits, as well as the full-year impact of deposits acquired from of First Miami. In 2024, 73% of our average total customer deposit composition was comprised of interest-bearing deposits, compared to 68% in 2023.

Our net interest spread decreased 13 basis points while our net interest margin decreased six basis points. The decreases in the interest rate spread and margin reflect a steeper increase in rates paid on deposits compared to rates earned on loans, partially mitigated by gains on fair value hedges of certain of our loans and AFS securities. In addition, interest-bearing deposit growth contributed to the increase in interest expense, decreasing our net interest revenue and contributing to net interest margin compression.

Table 2 - Average Consolidated Balance Sheets and Net Interest Margin Analysis
For the Years Ended December 31,
(dollars in thousands, (FTE))

	2024			2023			2022
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$18,124,179	$1,146,440	6.33%	$17,576,424	$1,042,578	5.93%	$14,571,746	$673,491	4.62%
Taxable securities (3)	6,172,942	199,789	3.24	5,929,687	162,505	2.74	6,284,603	121,501	1.93
Tax-exempt securities (FTE) (1)(3)	362,655	9,152	2.52	381,731	9,796	2.57	496,327	13,865	2.79
Federal funds sold and other interest-earning assets	623,426	26,652	4.28	642,499	26,397	4.11	1,065,057	9,104	0.85
Total interest-earning assets (FTE)	25,283,202	1,382,033	5.47	24,530,341	1,241,276	5.06	22,417,733	817,961	3.65
Noninterest-earning assets:
Allowance for credit losses	(212,968)			(191,016)			(135,144)
Cash and due from banks	215,411			239,574			204,852
Premises and equipment	394,127			355,139			288,044
Other assets (3)	1,611,405			1,517,940			1,275,263
Total assets	$27,291,177			$26,451,978			$24,050,748
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$6,014,052	175,534	2.92	$5,161,071	125,336	2.43	$4,486,263	17,312	0.39
Money market	6,188,579	214,742	3.47	5,462,677	156,397	2.86	4,900,667	18,274	0.37
Savings deposits	1,146,305	2,717	0.24	1,312,469	2,866	0.22	1,482,599	693	0.05
Time deposits	3,519,461	140,229	3.98	3,106,989	100,973	3.25	1,693,307	5,152	0.30
Brokered time deposits	50,359	2,297	4.56	224,914	10,002	4.45	61,636	668	1.08
Total interest-bearing deposits	16,918,756	535,519	3.17	15,268,120	395,574	2.59	12,624,472	42,099	0.33
Federal funds purchased and other borrowings	2,468	131	5.31	75,965	3,195	4.21	13,004	507	3.90
FHLB advances	4	—	—	124,425	5,761	4.63	34,027	1,424	4.18
Long-term debt	319,163	14,723	4.61	324,753	14,812	4.56	323,102	16,768	5.19
Total borrowed funds	321,635	14,854	4.62	525,143	23,768	4.53	370,133	18,699	5.05
Total interest-bearing liabilities	17,240,391	550,373	3.19	15,793,263	419,342	2.66	12,994,605	60,798	0.47
Noninterest-bearing liabilities:
Noninterest-bearing deposits	6,299,019			7,091,034			7,967,321
Other liabilities	409,547			397,337			377,221
Total liabilities	23,948,957			23,281,634			21,339,147
Shareholders’ equity	3,342,220			3,170,344			2,711,601
Total liabilities and shareholders’ equity	$27,291,177			$26,451,978			$24,050,748
Net interest revenue (FTE)		$831,660			$821,934			$757,163
Net interest-rate spread (FTE)			2.27%			2.40%			3.18%
Net interest margin (FTE) (4)			3.29%			3.35%			3.38%

(1)Interest revenue on tax-exempt securities and loans has been increased to reflect comparable interest on taxable securities and loans. The FTE adjustments totaled $4.29 million, $4.17 million, and $4.81 million, respectively, for 2024, 2023, and 2022. The tax rate used to calculate the adjustment was 25% in 2024 and 26% in 2023 and 2022, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(3)Unrealized gains and losses on AFS securities, including those related to the transfer from AFS to HTM, have been reclassified to other assets. Pretax unrealized losses of $306 million, $424 million, and $277 million in 2024, 2023, and 2022, respectively, are included in other assets for purposes of this presentation.
(4)Net interest margin is taxable equivalent net interest revenue divided by average interest-earning assets.

The following table shows the relative effect on net interest revenue resulting from changes in the average outstanding balances (volume) of interest-earning assets and interest-bearing liabilities and the rates we earned and paid on such assets and liabilities.

Table 3 - Change in Interest Revenue and Interest Expense
(dollars in thousands, (FTE))

	2024 Compared to 2023			2023 Compared to 2022
	Increase (decrease) due to changes in		Total	Increase (decrease) due to changes in		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest-earning assets:
Loans	$33,180	$70,682	$103,862	$155,447	$213,640	$369,087
Taxable securities	6,889	30,395	37,284	(7,235)	48,239	41,004
Tax-exempt securities	(483)	(161)	(644)	(3,009)	(1,060)	(4,069)
Federal funds sold and other interest-earning assets	(797)	1,052	255	(4,910)	22,203	17,293
Total interest-earning assets	38,789	101,968	140,757	140,293	283,022	423,315
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	22,597	27,601	50,198	2,985	105,039	108,024
Money market	22,480	35,865	58,345	2,332	135,791	138,123
Savings deposits	(381)	232	(149)	(88)	2,261	2,173
Time deposits	14,526	24,730	39,256	7,610	88,211	95,821
Brokered time deposits	(7,956)	251	(7,705)	4,299	5,035	9,334
Total interest-bearing deposits	51,266	88,679	139,945	17,138	336,337	353,475
Federal funds purchased and other short-term borrowings	(3,729)	665	(3,064)	2,645	43	2,688
FHLB advances	(5,761)	—	(5,761)	4,170	167	4,337
Long-term debt	(257)	168	(89)	84	(2,040)	(1,956)
Total borrowed funds	(9,747)	833	(8,914)	6,899	(1,830)	5,069
Total interest-bearing liabilities	41,519	89,512	131,031	24,037	334,507	358,544
Increase in net interest revenue	$(2,730)	$12,456	$9,726	$116,256	$(51,485)	$64,771

Any variance attributable jointly to volume and rate changes is allocated to the volume and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Provision for Credit Losses

The ACL represents management’s estimate of life of loan credit losses in the loan portfolio and unfunded loan commitments. Management’s estimate of credit losses is determined using our CECL model that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the ACL and resulting provision for credit losses. We recorded a provision for credit losses of $51.0 million in 2024, compared to $89.4 million in 2023. The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined by management reflecting expected life of loan losses.

The provision for credit losses for 2024 included $9.89 million to establish an additional allowance for loans to borrowers in counties in western North Carolina that were most severely affected by Hurricane Helene in late September 2024. The provision for credit losses for 2023 included the initial provisions for credit losses on Progress and First Miami non-PCD loans and unfunded commitments totaling $14.5 million and provided for a $19.0 million loss related to one relationship with a wholesale oil distributor.

The following table shows the main components of provision expense for the periods indicated.

Table 4 - Provision for Credit Losses
For the Years Ended December 31,
(in thousands)

	2024	2023
Components of provision expense:
Allowance established for Hurricane Helene impacted areas of North Carolina	$9,891	$—
Acquisition related non-PCD loan and unfunded commitment provision	—	14,452
Individually significant loan losses during period	—	19,026
Unfunded commitments	(5,666)	(5,106)
Other (i.e., loan growth, net charge-off coverage and change in forecast)	46,726	61,058
Total provision expense	$50,951	$89,430

Other provision for credit losses for 2024 decreased due to slower loan growth, which was partly offset by an increase in net charge-offs mainly within our equipment finance and commercial and industrial loan portfolios. See Table 13 Net Charge-offs in MD&A for further detail.

Additional discussion on credit quality and the ACL is included in the “Asset Quality and Risk Elements” and “Critical Accounting Estimates” sections of this Report, as well as Note 1 to the consolidated financial statements.

Noninterest Income

The following table presents the components of noninterest income for the periods indicated.

Table 5 - Noninterest Income
For the Years Ended December 31,
(in thousands)				Change
	2024	2023	2022	2024-2023
Service charge and fees:
Overdraft fees	$13,523	$11,737	$10,822	15%
ATM and debit card interchange fees	15,563	15,431	16,132	1
Other service charges and fees	11,908	11,244	11,209	6
Total service charges and fees	40,994	38,412	38,163	7
Mortgage loan gains and related fees	27,567	19,220	32,524	43
Wealth management fees	23,695	23,740	23,594	—
(Losses) gains from sales of other loans, net	(21,284)	9,146	10,730
Other lending and loan servicing fees	14,396	13,973	10,005	3
Securities losses, net	(3,316)	(53,333)	(3,872)
Other noninterest income:
Customer derivatives	2,304	2,517	2,180	(8)
Other investment income	7,817	(7)	2,023
BOLI	9,299	8,030	6,603	16
Treasury management income	6,779	5,064	3,758	34
Other	16,505	8,721	11,999	89
Total other noninterest income	42,704	24,325	26,563	76
Total noninterest income	$124,756	$75,483	$137,707	65

Overdraft fees for 2024 increased compared to 2023, driven by higher overdraft transaction volume.

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

The increase in mortgage loan gains and related fees was primarily a result of an increase in mortgage loan gains of $6.42 million and an increase in mortgage servicing income, which includes fair value adjustments to our mortgage servicing asset, of $2.52 million. The increase in mortgage loan gains resulted from higher sales volume as we sold a higher percentage of our mortgage production in 2024 compared to 2023. As reflected in the following table, mortgage origination and rate lock demand declined slightly, but remained relatively stable from 2023 to 2024 as mortgage interest rates remained elevated during 2024.

Table 6 - Selected Mortgage Metrics
For the Years Ended December 31,
(dollars in thousands)
	2024	2023	Change
Mortgage rate locks	$1,145,719	$1,166,823	(2)%
# of mortgage rate locks	3,288	3,340	(2)

Mortgage loans sold	$605,880	$443,316	37
# of mortgage loans sold	2,000	1,550	29

Mortgage loans originated
Purchases	$751,510	$789,869	(5)
Refinances	118,748	113,151	5
Total	$870,258	$903,020	(4)

# of mortgage loans originated	2,450	2,520	(3)

Wealth management fees for 2024 were flat compared to 2023. Our total assets under management and advisement as of December 31, 2024 and 2023, were $3.15 billion and $5.29 billion, respectively. The decrease reflects the sale of FinTrust, which closed October 1, 2024.

Our SBA/USDA lending strategy includes selling a portion of the loan production each quarter. The amount of loans sold depends on several variables including the current lending environment and balance sheet management activities. From time to time, we also sell certain equipment financing receivables based on market conditions. In addition, during 2024, we sold substantially all of our manufactured housing loan portfolio. This portfolio was part of the 2022 Reliant acquisition and had been in runoff mode following our decision to cease originations in 2023. The sale reduced risk and allowed us to redirect resources to activities that better align with our strategic objectives. The following table presents loans sold and the corresponding gains and losses recognized for the periods indicated.

Table 7 - Other Loan Sales
For the Years Ended December 31,
(in thousands)	2024		2023
	Loans Sold	Gain (Loss)	Loans Sold	Gain
Manufactured housing loan sale	$302,870	$(27,209)	$—	$—
Guaranteed portion of SBA/USDA loans	49,593	3,309	94,758	6,004
Equipment financing receivables	79,171	2,616	105,293	3,142
Total	$431,634	$(21,284)	$200,051	$9,146

During the fourth quarter of 2023, we sold $316 million in AFS securities for a loss of $51.7 million with the strategic rationale of reducing long duration securities with lower yields and replacing them with higher yielding shorter duration securities to mitigate interest rate risk.

The change in other noninterest income for 2024 compared to 2023 was primarily driven by the following factors:
•During 2024, we recorded $7.82 million in other investment income, compared to nominal net losses in 2023. The increase is mostly attributable to our equity investments, for which we recorded net gains of $2.42 million, compared to net losses of $6.68 million in 2023. Additionally, we recorded higher gains on mutual funds, while we recorded lower equity method income from limited partnership investments.

•The increase in BOLI income primarily resulted from higher death benefits recognized in 2024 compared to 2023.
•Treasury management income increased 34% compared to 2023, which reflects our continued investment in both talent and product offerings related to this line of business.
•Other noninterest income increased in 2024 primarily due to a lease termination gain of $2.40 million resulting from exiting one of our corporate offices, a gain on extinguishment of debt of $2.27 million and a $937,000 positive change in collateral charges related to our derivative positions. The gain on extinguishment of debt resulted from the write-off of remaining premium associated with $60.0 million of subordinated debt we redeemed during the fourth quarter of 2024. The subordinated debt was assumed as part of the 2022 Reliant acquisition and the associated premium was the remaining unamortized balance of a purchase accounting adjustment recorded at acquisition.

Noninterest Expenses

The following table presents the components of noninterest expenses for the periods indicated.

Table 8 - Noninterest Expenses
For the Years Ended December 31,
(dollars in thousands)				Change
	2024	2023	2022	2024-2023
Salaries and employee benefits	$340,043	$318,464	$276,205	7%
Occupancy	44,306	42,640	36,247	4
Communications and equipment	49,249	43,264	38,234	14
Professional fees	24,732	26,732	20,166	(7)
Lending and loan servicing expense	8,379	9,722	9,350	(14)
Outside services - electronic banking	13,703	11,577	12,583	18
Postage, printing and supplies	9,867	9,467	8,749	4
Advertising and public relations	8,546	9,473	8,384	(10)
FDIC assessments and other regulatory charges	20,978	27,449	9,894	(24)
Amortization of intangibles	14,596	15,175	6,826	(4)
Merger-related and other charges	8,623	27,210	19,375	(68)
Other	35,145	30,100	24,136	17
Total noninterest expenses	$578,167	$571,273	$470,149	1

Salaries and employee benefits for 2024 increased $21.6 million compared to 2023. The increase was driven by higher total compensation including merit increases along with higher group medical insurance costs. The increase in salaries was also driven by the inclusion of First Miami employees for the full year in 2024. Full time equivalent headcount totaled 2,979 at December 31, 2024, down 5% from 3,121 at December 31, 2023, which is partly attributable to the sale of FinTrust and reduction in staff dedicated to the manufactured housing loan portfolio.

The increase in occupancy costs was attributable to higher repairs and maintenance costs and depreciation expense, partially offset by a reduction in rent expense. The increase in depreciation expense was partially driven by the addition of our new Greenville headquarters building, which was completed in March 2024. The new headquarters building allowed for the consolidation of multiple leased office space locations, which contributed to the decrease in rent expense. The increase in occupancy cost for 2024 was also partially attributable to an additional six months of expense related to branches acquired in the First Miami transaction compared to 2023.

Communications and equipment expense increased primarily due to incremental software contract costs and the growth in our network. We also recorded higher depreciation expense related to software and equipment placed into service during 2024, which included technology equipment for our new Greenville headquarters building, the implementation of a new syndicated loan platform, and new signage associated with our rebranding.

FDIC assessments and other regulatory charges were elevated during 2023 due to a $10.0 million accrual of the FDIC special assessment that was assessed to recover losses resulting from the 2023 bank failures. FDIC assessments and other regulatory charges for 2024 reflects an additional $1.74 million of accrued expense related to the final determination of the FDIC special assessment and higher expense due to the increase in our assessment base.

The increase in other noninterest expense for 2024 was primarily attributable to a $5.39 million loss on the sale of FinTrust. The majority of the loss was recognized as a $5.10 million write-down to FinTrust’s goodwill during the second quarter of 2024 when the business was transferred to held for sale. The impairment reflected the reduction of FinTrust’s book value to the estimated fair value of the sales consideration. We recorded an incremental loss of approximately $293,000 when the sale closed during the fourth quarter of 2024.

Merger-related and other charges for 2024 primarily consisted of costs associated with our rebranding, branch closure costs, and expenses related to the sale of FinTrust. Merger-related and other charges for 2023 related to the acquisitions and system conversions of Progress and First Miami.

Income Taxes

Our effective tax rates for 2024 and 2023 were 21.9% and 19.4%, respectively. Our effective tax rate for 2023 was unusually low, reflecting a drop in earnings before income taxes as a result of losses from restructuring our bond portfolio. The effective tax rate decreased as tax exempt revenue represented a larger proportion of pre-tax income. Also in 2023, we had a larger amount of tax credits from solar tax equity investments. See Note 19 for a reconciliation of income taxes calculated at our statutory federal income tax rate to income tax expense recognized in our consolidated statements of income. Reconciling items generally consist of state income taxes, as well as the effect of tax exempt income and non-deductible expenses.

Balance Sheet Review

Total assets at December 31, 2024 and December 31, 2023 were $27.7 billion and $27.3 billion, respectively. Total liabilities at December 31, 2024 and December 31, 2023 were $24.3 billion and $24.0 billion, respectively. Shareholders’ equity totaled $3.43 billion and $3.26 billion at December 31, 2024 and 2023, respectively. The following discussion of the major components of our balance sheet highlights significant activity resulting in the change in our financial condition between December 31, 2023 and December 31, 2024.

Loans

Our loan portfolio is our largest category of interest-earning assets. At December 31, 2024, total loans were $18.2 billion compared to $18.3 billion at December 31, 2023. The following presents the composition of our loan portfolio as of the dates indicated.

Table 9 - Loan Portfolio Composition
As of December 31, 2024

The following table provides a disaggregation of our Income Producing CRE portfolio, which totaled $4.36 billion as of December 31, 2024. Common risks for this loan category include declines in general economic conditions, declines in real estate value, declines in occupancy rates, and lack of suitable alternative use for the property. Over the past few years, the cost of renting CRE has risen substantially due to increased levels of inflation and a relatively high interest rate environment. This can increase the risk of lower occupancy rates for our borrowers. Additionally, demand for office space has declined as many companies have reduced the sizes of their offices to account for hybrid and remote work arrangements. We monitor our income producing CRE portfolio through debt covenant monitoring and performing annual review procedures. Our office income producing CRE portfolio totaled $792 million as of December 31, 2024. The average loan size within this category was $1.42 million and the largest loan was $16.5 million. Senior care loans, which we no longer originate, totaled $259 million at December 31, 2024.

Table 10 - CRE - Income Producing Portfolio Composition
As of December 31, 2024

As of December 31, 2024, our 25 largest credit relationships consisted of loans and loan commitments ranging from $38.3 million to $79.2 million, with an aggregate total credit exposure of $1.19 billion, including $282 million in unfunded commitments and $904 million in balances outstanding, excluding participations sold. As of December 31, 2023, our 25 largest credit relationships consisted of loans and loan commitments ranging from $38.9 million to $81.6 million, with an aggregate total credit exposure of $1.16 billion, including $332 million in unfunded commitments and $832 million in balances outstanding, excluding participations sold.

The following table sets forth the maturity distribution of our loan portfolio, including the interest rate sensitivity for loans maturing after one year.

Table 11 - Loan Portfolio Maturity
As of December 31, 2024
(in thousands)

	Maturity					Rate Structure for Loans Maturing Over One Year (1)
	One Year or Less	2 - 5 Years	6 - 15 Years	After 15 Years	Total	Fixed Rate	Variable Rate
Owner occupied CRE	$307,759	$1,545,042	$1,348,503	$196,913	$3,398,217	$2,148,417	$942,041
Income producing CRE	869,940	2,422,805	893,538	174,637	4,360,920	1,874,436	1,616,544
Commercial & industrial	594,524	1,201,415	566,148	66,289	2,428,376	801,355	1,032,497
Commercial construction	452,886	891,336	242,522	68,966	1,655,710	363,730	839,094
Equipment financing	68,304	1,225,790	368,407	—	1,662,501	1,594,197	—
Total commercial	2,293,413	7,286,388	3,419,118	506,805	13,505,724	6,782,135	4,430,176
Residential mortgage	9,192	29,456	181,656	3,011,175	3,231,479	1,082,026	2,140,261
Home equity	11,595	48,002	69,161	936,116	1,064,874	2,420	1,050,859
Residential construction	11,094	10,003	27,897	129,411	178,405	140,494	26,817
Manufactured housing	19	—	217	1,487	1,723	1,054	650
Consumer	34,847	125,450	24,538	1,613	186,448	150,391	1,210
Total	$2,360,160	$7,499,299	$3,722,587	$4,586,607	$18,168,653	$8,158,520	$7,649,973
(1) The fixed versus variable determination does not reflect the portfolio layer fair value hedges on certain loans.

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
We conduct reviews of classified performing and non-performing loans, FDMs, past due loans and portfolio concentrations on a regular basis to identify risk migration and potential charges to the ACL. These items are discussed in a series of meetings attended by Credit Risk Management leadership and leadership from various lending groups. In addition to the reviews mentioned above, an independent loan review team reviews the portfolio to ensure consistent application of credit and risk rating policies and procedures.
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

The total ACL for loans at December 31, 2024 decreased by $1.07 million compared to December 31, 2023 and the ACL for loans as a percentage of total loans remained constant. During the third quarter of 2024, we established an additional allowance of $9.89 million related to expected loan losses in nine counties in western North Carolina severely affected by Hurricane Helene, which we maintained as of December 31, 2024 as we continue to monitor the impact of the hurricane on our borrowers. Over half of this allowance was allocated to the residential mortgage portfolio. As of December 31, 2024, we had $27.9 million in loans with hurricane-related short-term payment deferrals. Additionally, there was an increase in the ACL for equipment financing loans driven mostly by loan growth and recent charge-off history. These increases were partly offset by the $9.89 million decrease in ACL for manufactured housing loans, as we sold substantially all of that portfolio during the third quarter of 2024. Our ACL for unfunded commitments decreased mostly due to a decrease in our construction commitments.

The following table summarizes the allocation of the ACL for each of the past three years.

Table 12 - Allocation of ACL
As of December 31,
(dollars in thousands)

	2024		2023		2022
	ACL	% of loans in each category to total loans	ACL	% of loans in each category to total loans	ACL	% of loans in each category to total loans
Owner occupied CRE	$19,873	19	$23,542	18	$19,834	18
Income producing CRE	41,427	24	47,755	23	32,082	21
Commercial & industrial	35,441	13	30,890	13	23,504	15
Commercial construction	16,370	9	21,741	10	20,120	10
Equipment financing	47,415	9	33,383	9	23,395	9
Total commercial	160,526	74	157,311	73	118,935	73
Residential mortgage	32,259	18	28,219	17	20,809	15
Home equity	11,247	6	9,647	5	8,707	6
Residential construction	1,672	1	1,833	2	2,049	3
Manufactured housing	450	—	10,339	2	8,098	2
Consumer	844	1	722	1	759	1
Total ACL - loans	206,998	100	208,071	100	159,357	100
ACL - unfunded commitments	10,391		16,057		21,163
Total ACL	$217,389		$224,128		$180,520

ACL- loans as a percentage of total loans	1.14%		1.14%		1.04%

The following table summarizes net charge-offs to average loans for each of the past three years.

Table 13 - Net Charge-offs
Years Ended December 31,
(dollars in thousands)

	2024			2023			2022
	Average Loans	Net Charge-Offs (Recoveries)	Net Charge-Offs to Average Loans	Average Loans	Net Charge-Offs (Recoveries)	Net Charge-Offs to Average Loans	Average Loans	Net Charge-Offs (Recoveries)	Net Charge-Offs to Average Loans
Owner occupied CRE	$3,302,948	$(2)	—%	$3,166,495	$503	0.02%	$2,662,600	$(1,761)	(0.07)%
Income producing CRE	4,193,032	3,581	0.09	3,834,585	5,939	0.15	3,283,107	(343)	(0.01)
Commercial & industrial	2,349,933	13,839	0.59	2,483,931	21,059	0.85	2,271,279	6,460	0.28
Commercial construction	1,865,786	9	—	1,800,307	(157)	(0.01)	1,502,093	(584)	(0.04)
Equipment financing	1,577,020	22,943	1.45	1,503,826	20,162	1.34	1,217,993	3,953	0.32
Residential mortgage	3,233,863	54	—	2,900,916	(246)	(0.01)	2,007,843	(247)	(0.01)
Home equity	991,460	(77)	(0.01)	935,596	(2,878)	(0.31)	802,674	(618)	(0.08)
Residential construction	223,399	264	0.12	436,513	936	0.21	394,413	(231)	(0.06)
Manufactured housing	203,735	14,388	7.06	337,712	3,859	1.14	285,556	765	0.27
Consumer	183,003	2,691	1.47	176,543	3,066	1.74	144,188	2,260	1.57
	$18,124,179	$57,690	0.32	$17,576,424	$52,243	0.30	$14,571,746	$9,654	0.07

In both 2024 and 2023, we had individually significant charge-off events that contributed to elevated total net charge-offs. In 2024, we recorded $11.0 million in manufactured housing loan charge-offs in connection with the sale of the majority of that portfolio during the third quarter. In 2023, we recorded a $19.0 million charge-off related to one relationship with a wholesale oil distributor that was part of a $218 million nationally syndicated credit, in which our participation was 8.7%.

During 2024 and 2023, equipment financing charge-offs were elevated partly due to charge-offs related to the long-haul trucking industry, which totaled $7.35 million in 2024 and $8.47 million in 2023. As economic stress began affecting the long-haul space, we ceased originations in January of 2023. As a result, this portfolio balance decreased to $25.6 million at December 31, 2024, down approximately 50% from December 31, 2023. The long-haul trucking equipment segment comprises a small portion of the portfolio and is deemed not representative of the entire equipment financing portfolio. Excluding long-haul trucking, equipment financing losses increased to 1.01% in 2024 from 0.82% in 2023, as inflation and other economic factors added financial stress to small businesses in general.

Nonperforming Assets

The following table presents NPAs, which consist of nonaccrual loans and OREO and repossessed assets, for the periods indicated.

Table 14 - NPAs
As of December 31,
(in thousands)

	2024	2023	2022
Nonaccrual loans held for investment	$113,579	$91,687	$44,232
OREO and repossessed assets	2,056	1,190	49
Total NPAs	$115,635	$92,877	$44,281

Nonaccrual loans to total loans	0.62%	0.50%	0.29%
NPAs to total assets	0.42	0.34	0.18

ACL - loans to nonaccrual loans coverage ratio	1.82	2.27	3.60

The increase in nonaccrual loans since December 31, 2023 was primarily driven by net increases in commercial and industrial, residential mortgage, and owner occupied CRE nonaccrual loans, which contributed $15.9 million, $10.7 million, and $8.58 million to the net increase, respectively. For commercial and industrial and owner occupied CRE loans, much of the increase was driven by a small population of borrowers with loans in excess of $1.00 million moving to nonaccrual status during 2024. We also had one commercial construction borrower with loans totaling $4.03 million move to nonaccrual status during the year. These additions were partially offset by nonaccrual loan repayments, payoffs, charge-offs and loans returning to accrual status. Additionally, manufactured housing nonaccrual loans decreased $14.4 million compared to December 31, 2023, as a result of the sale of substantially all of this portfolio during the third quarter of 2024.

Investment Securities

The composition of the investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowings. The table below summarizes the carrying value of our securities portfolio and other relevant portfolio metrics as of the dates presented. Effective duration represents the expected change in the price of a security when rates change by 100 basis points.

Table 15 - Investment Securities
As of December 31,
(dollars in thousands)

	2024		2023
	Carrying Value	% of portfolio	Carrying Value	% of portfolio	2024 - 2023 $ Change
AFS	$4,436,291	65%	$3,331,084	57%	$1,105,207
HTM	2,368,107	35	2,490,848	43	(122,741)
Total investment securities	$6,804,398		$5,821,932		$982,466

Investment securities as a % of total assets	25%		21%
Weighted average life	5.7 years		6.2 years
Swap adjusted effective duration	3.5%		4.0%
Effective duration	3.9		4.4
During 2024, we purchased $1.94 billion in AFS securities, continuing our strategy of investing excess funds in our AFS portfolio. During the fourth quarter of 2024, we sold $176 million in AFS securities for a loss of $3.32 million with the strategic intent of replacing them with higher-yielding securities.
In 2023 and 2024, we entered into fair value hedges on a portion of our AFS securities portfolio in order to partially mitigate the impact of any potential future unrealized losses on our tangible common equity. Gains and losses related to the hedges and hedged items are reflected in investment securities interest income. The changes in the fair value of the hedges and the hedged items substantially offset each other. See Note 8 to the financial statements for further detail.
Table 16 - Investment Securities Portfolio Composition
As of December 31, 2024

At December 31, 2024, HTM debt securities had a fair value of $1.94 billion, indicating net unrealized losses of $424 million. Additional unrealized losses on HTM debt securities of $59.5 million (pre-tax) were included in AOCI as a result of the transfer of AFS debt securities to HTM in 2022. Unrealized losses were primarily attributable to changes in interest rates.

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
Our HTM debt securities portfolio is evaluated quarterly to assess whether an ACL is required. We measure expected credit losses on HTM debt securities on a collective basis by major security type. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. For U.S. Treasury and Government Agency securities, we include a zero loss assumption. At December 31, 2024, calculated credit losses on HTM debt securities were deemed de minimis due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies, GSEs, high credit quality municipalities and supranational entities. As a result, no ACL for HTM debt securities was recorded.
For AFS debt securities in an unrealized loss position, if we intend to sell, or if it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, the security's amortized cost basis is written down to fair value through income. Absent circumstances when an AFS security would be sold, we evaluate whether the decline in fair value has resulted from credit losses or other factors. The evaluation considers factors such as the extent to which fair value is less than amortized cost, changes to the security’s rating, and adverse conditions specific to the security. If the evaluation indicates a credit loss exists, an ACL may be recorded, with such allowance limited to the amount by which fair value is below amortized cost. Any impairment unrelated to credit factors is recognized in OCI. At December 31, 2024, there was no ACL related to the AFS debt securities portfolio. Unrealized losses at December 31, 2024 primarily reflected the effect of changes in interest rates.

We also hold certain equity investments, which are included in other assets on the consolidated balance sheet. These investments include equity investments with readily determinable fair values, FHLB stock, and beginning in 2024, Federal Reserve stock as a result of becoming a Federal Reserve state member bank. As of December 31, 2024, we had $88.0 million in Federal Reserve stock.

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

Table 17 - Contractual Maturity and Weighted-Average Yield of AFS and HTM Debt Securities
As of December 31, 2024
(dollars in thousands)

	Maturity By Years
	1 or Less		1 to 5		6 to 10		Over 10		Total
	Amortized Cost	WA Yield	Amortized Cost	WA Yield	Amortized Cost	WA Yield	Amortized Cost	WA Yield	Amortized Cost	WA Yield
AFS
U.S. Treasuries	$248,229	4.56%	$263,765	2.83%	$—	—%	$—	—%	$511,994	3.67%
U.S. Government agencies & GSEs	615	1.42	43,859	1.74	178,642	4.89	111,031	5.55	334,147	4.69
State and political subdivisions	3,089	3.08	35,533	2.02	66,847	1.60	69,572	1.58	175,041	1.70
Residential MBS, Agency & GSE	12	1.10	24,783	4.43	60,565	2.79	1,985,073	4.03	2,070,433	3.99
Residential MBS, Non-agency	—	—	—	—	2,886	5.86	299,432	4.61	302,318	4.62
Commercial MBS, Agency & GSE	99,310	5.14	360,266	4.46	192,277	3.45	192,449	3.01	844,302	3.98
Commercial MBS, Non-agency	5,045	7.72	—	—	—	—	8,278	4.17	13,323	5.51
Corporate bonds	13,144	1.82	112,802	1.95	37,304	3.09	819	8.50	164,069	2.23
Asset-backed securities	—	—	6,331	0.41	8,630	2.62	233,712	4.04	248,673	3.90
Total AFS securities	$369,444	4.64	$847,339	3.34	$547,151	3.59	$2,900,366	4.02	$4,664,300	3.90

HTM
U.S. Treasuries	$—	—%	$19,896	1.40%	$—	—%	$—	—%	$19,896	1.40%
U.S. Government agencies & GSEs	—	—	—	—	75,389	1.55	23,765	2.76	99,154	1.84
State and political subdivisions	4,700	4.67	25,613	2.08	67,508	2.47	191,671	2.47	289,492	2.47
Residential MBS, Agency & GSE	252	3.15	7,754	1.77	10,390	2.19	1,263,778	1.86	1,282,174	1.86
Commercial MBS, Agency & GSE	19,099	1.72	9,190	2.65	221,019	1.77	413,083	1.98	662,391	1.91
Supranational entities	—	—	—	—	15,000	1.64	—	—	15,000	1.64
Total HTM securities	$24,051	2.31	$62,453	1.91	$389,306	1.86	$1,892,297	1.96	$2,368,107	1.94

Goodwill and Other Intangible Assets

Goodwill represents the premium paid for acquired companies above the net fair value of the assets acquired and liabilities assumed, including separately identifiable intangible assets. Management evaluates goodwill annually, or more frequently if necessary, to determine if any impairment exists. At December 31, 2024 and December 31, 2023, the net carrying amount of goodwill was $907 million and $920 million, respectively. The decrease in goodwill during 2024 resulted from the impairment and subsequent derecognition of FinTrust’s goodwill resulting from the sale of the business, partly offset by a measurement period adjustment related to the First Miami acquisition.

In the second quarter of 2024, we entered into an agreement to sell FinTrust, our registered investment advisor, with the transaction completed on October 1, 2024. Because the fair value of the consideration was less than the carrying amount of FinTrust, we recorded a $5.10 million write-down of FinTrust’s goodwill in the second quarter of 2024. We do not believe that this goodwill impairment loss is an indicator of impairment of the remaining goodwill on our balance sheet. Upon completion of the sale, the remainder of goodwill related to FinTrust of $9.06 million was derecognized.

Additionally, during the first quarter of 2024, we recorded a measurement period adjustment to the acquisition date fair values of other assets and other liabilities recorded for First Miami. The adjustment related to the lack of realizability of certain tax credits, which resulted in a net increase in goodwill of $1.34 million.

In addition to goodwill, we have core deposit intangible assets, and through most of 2024, we also had customer relationship intangible assets. These represent the value of acquired deposit and customer relationships, respectively, which are amortizing intangible assets. Amortizing intangible assets are required to be tested for impairment only when events or circumstances indicate that impairment may exist.

At December 31, 2023, net customer relationship intangibles totaled $6.49 million. When we closed on the sale of FinTrust, the related customer relationship intangible of $6.02 million was derecognized. The remainder of our customer relationship intangibles fully amortized in 2024.

Deposits

Customer deposits are the primary source of funds for the continued growth of our earning assets. We believe our high level of service, as evidenced by our strong customer satisfaction scores, is instrumental in attracting and retaining customer deposit accounts. Since December 31, 2023, customer deposits increased $145 million, which was mostly driven by an increase in money market deposit accounts with offsetting decreases in other customer deposit types. This was driven by higher demand for money market accounts, which are more liquid than time deposits and offer a higher interest rate than demand and savings accounts. As of December 31, 2024, we had approximately $9.56 billion in uninsured deposits, of which $3.12 billion was collateralized by investment securities. The following table sets forth the deposit composition for the periods indicated.

Table 18 - Deposits
As of December 31,
(dollars in thousands)

	2024		2023
	Balance	Customer Deposit Composition	Balance	Customer Deposit Composition
Noninterest-bearing demand	$6,211,182	27%	$6,534,307	28%
NOW and interest-bearing demand	6,141,342	26	6,155,193	27
Money market and savings	7,498,735	32	6,808,394	29
Time	3,441,424	15	3,649,498	16
Total customer deposits	23,292,683	100%	23,147,392	100%
Brokered deposits	168,292		163,219
Total deposits	$23,460,975		$23,310,611

The following table sets forth the scheduled maturities of time deposits greater than $250,000.

Table 19 - Maturities of Time Deposits Greater than $250,000
As of December 31, 2024
(in thousands)

Three months or less	$570,526
Over three through six months	240,549
Over six months through twelve months	210,111
Over one year	41,694
Total	$1,062,880

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

An important part of the Bank’s liquidity resides in the asset portion of the balance sheet, which provides liquidity primarily through loan interest and principal repayments and the maturities and sales of securities, as well as the ability to use these assets as collateral for borrowings on a secured basis. Liquidity is also available from cash and cash equivalents. Cash and cash equivalents at December 31, 2024 were $520 million compared with $1.00 billion at December 31, 2023. During 2023, we maintained higher levels of on-balance sheet liquidity in the form of cash and cash equivalents due to elevated liquidity risk following a few large bank failures in early 2023. In 2024, our cash and cash equivalents balance returned to more normal levels as we strategically invested more of our excess cash in short duration securities within our investment portfolio. At the end of 2024, we saw loan growth return and we experienced some deposit attrition that resulted in the need to use modest short-term borrowings to meet our short-term funding needs. At December 31, 2024, we had $195 million of outstanding federal funds purchased.

The Bank’s main source of liquidity is customer deposit accounts, which we are able to attract by competing more aggressively on pricing. Liquidity is also available from wholesale funding sources consisting primarily of Federal funds purchased, securities sold under agreements to repurchase, FHLB advances and brokered deposits. These sources of liquidity are generally short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs. At December 31, 2024, we had sufficient qualifying collateral to support additional borrowings, which is detailed in the table below.

Table 20 - Borrowing Capacity
As of December 31, 2024
(in thousands)
	FHLB	$1,917,905
	Federal Reserve - Discount Window	2,267,139
	Borrowing capacity from pledged collateral	$4,185,044

	Unpledged securities available as collateral for additional borrowings	$3,603,885

In addition, because the Holding Company is a separate entity and apart from the Bank, it must provide for its own liquidity. The Holding Company is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities. The Holding Company currently has internal capital resources to meet these obligations. While the Holding Company has access to the capital markets, the ultimate sources of its liquidity are subsidiary service fees and dividends from the Bank, which are limited by applicable law and regulations. In 2024 and 2023, the Bank paid dividends of $153 million and $198 million, respectively, to the Holding Company where liquidity is managed to a minimum of 15-months of positive cash flow after considering all of its liquidity needs over this period.

Significant uses and sources of cash during the year ended December 31, 2024 are summarized below. See the consolidated statement of cash flows in this Report for further detail.
•Net cash provided by operating activities of $350 million reflects net income of $252 million adjusted for non-cash transactions, net losses on sales of other loans and securities and changes in other assets and liabilities. Significant non-cash transactions for the period included provision for credit losses of $51.0 million and depreciation, amortization and accretion of $40.9 million.
•Net cash used in investing activities of $991 million consisted primarily of $1.94 billion of purchases of AFS debt securities, partially offset by $992 million proceeds from securities sales, maturities and calls and, an $82.7 million net decrease in loans.
•Net cash provided by financing activities of $157 million consisted primarily of a net increase in deposits of $149 million and an increase in short-term borrowings of $195 million, partially offset by $119 million in common and preferred stock dividends and repayment of long-term debt of $68.6 million.
In the opinion of management, our liquidity position at December 31, 2024 was sufficient to meet our expected cash requirements.

Contractual Obligations and Other Commitments

The following discussion provides an overview of our significant contractual obligations and other commitments.

Long-term Debt

At December 31, 2024 and 2023, we had long-term debt outstanding of $254 million and $325 million, respectively, consisting of senior debentures, subordinated debentures, and trust preferred securities, all of which were obligations of the Holding Company. The following table provides long-term debt outstanding by maturity in five-year increments. During 2024, we redeemed two of our trust preferred securities and our 2029 subordinated debt prior to maturity, which, combined, totaled $68.6 million. We recorded a $2.27 million gain on the extinguishment of the subordinated debt, representing the remaining purchase accounting premium, which was recorded when the debt was assumed in connection with the 2022 Reliant acquisition. Additional information regarding debt instruments is provided in Note 12 to the consolidated financial statements.

Table 21 - Long-term Debt by Maturity Category
As of December 31, 2024
(in thousands)

Next 5 years	$135,000
6 - 10 years	100,000
11 - 15 years	25,775
260,775
Less discount	(6,623)
Total long-term debt	$254,152

Operating Lease Obligations

We are party to operating lease agreements for many of our branch locations, ATMs, ITMs, loan production offices and operation centers. For qualifying leases with a term exceeding one year, we record a lease liability and ROU asset on our balance sheet. As of December 31, 2024, the lease liability and ROU asset totaled $45.2 million and $42.8 million, respectively, compared to $44.1 million and $42.8 million, respectively, at December 31, 2023. During 2024, we recorded $15.6 million in ROU assets in exchange for operating lease liabilities of approximately the same amount.

As of December 31, 2024, the remaining terms of our leases ranged from one month to 10 years. Certain leases contain options to renew the lease at the end of the current term. Unless we have determined we are reasonably likely to renew the lease, these options have been excluded from the calculation of our lease liability and ROU asset. Additional information regarding operating leases is provided in Note 13 to the consolidated financial statements.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of customers. These financial instruments included commitments to extend credit and letters of credit, which totaled $4.03 billion at December 31, 2024.

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

In addition, we hold investments in certain limited partnerships for tax credit and CRA purposes. As of December 31, 2024, for certain of these investments, we had committed to fund an additional $27.7 million related to future capital calls that has not been reflected in the consolidated balance sheet. As of December 31, 2024, we also had $10.6 million in commitments for future capital calls to fintech fund limited partnerships that have not been reflected in the consolidated balance sheet.

We are not involved in off-balance sheet contractual relationships, other than those disclosed in this Report, that could result in liquidity needs or other commitments, or that could significantly affect earnings. See Note 22 to the consolidated financial statements for additional information on off-balance sheet arrangements.

Capital Resources and Dividends

The maintenance and management of capital levels is one of management’s significant priorities. Shareholders’ equity at December 31, 2024 was $3.43 billion, an increase of $171 million from December 31, 2023. The increase was primarily a result of net income of $252 million and other comprehensive income of $26.3 million, mostly driven by unrealized holding gains on AFS debt securities. These increases were partially offset by dividends on common and preferred stock of $119 million.

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

As of December 31, 2024, we had outstanding subordinated debt of $100 million, of which $60.0 million qualified as Tier 2 capital after applying a discount related to the debt maturing in 2028. In addition, we had outstanding junior subordinated debentures related to trust preferred securities totaling $25.8 million at December 31, 2024, of which $25.0 million (excluding common securities) qualified as Tier 2 capital. Further information on subordinated debt and trust preferred securities is provided in Note 12 to the consolidated financial statements.

The following table outlines the minimum ratios required for capital adequacy purposes, as well as the thresholds for a categorization of “well-capitalized”.

Table 22 - Capital Ratios
As of December 31,

				United Community Banks, Inc. (consolidated)		United Community Bank
	Minimum Capital	Well-Capitalized	Minimum Capital Plus Capital Conservation Buffer	2024	2023	2024	2023
Risk-based ratios:
CET1 capital	4.5%	6.5%	7.0%	13.27%	12.16%	13.05%	12.22%
Tier 1 capital	6.0	8.0	8.5	13.72	12.60	13.05	12.22
Total capital	8.0	10.0	10.5	15.17	14.49	14.08	13.23
Leverage ratio	4.0	5.0	N/A	9.96	9.47	9.46	9.17

Additional information related to capital ratios, as calculated under regulatory guidelines, is provided in Note 21 to the consolidated financial statements. As of December 31, 2024 and 2023, both United and the Bank were characterized as “well-capitalized”.

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

Net interest revenue and the fair value of financial instruments are influenced by changes in the level of interest rates. We attempt to limit our exposure to fluctuations in interest rates through policies established by our ALCO and approved by the Board. The ALCO meets periodically and has responsibility for formulating and recommending asset/liability management policies to the Board, formulating and implementing strategies to improve balance sheet positioning and/or earnings, and reviewing interest rate sensitivity.

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

Table 23 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at December 31,
	2024		2023
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	2.01%	0.92%	(0.88)%	(1.70)%
100 basis point increase	1.19	0.66	(0.38)	(0.88)
100 basis point decrease	(2.27)	(1.46)	(0.60)	0.14
200 basis point decrease	(6.00)	(2.38)	(2.89)	0.10

Our interest sensitivity model includes significant key assumptions which may change over time. The scenario results presented in the table above assume parallel movements in the yield curve, which may differ from actual future curve behavior. Other than an assumption for the runoff of surge deposits, our model generally assumes no change in deposit portfolio size or composition. As of December 31, 2024, our modeled total deposit beta, which is measured as the change in our overall deposit rate as a percentage of the change in the targeted federal funds rate, was 43% in an up scenario and 38% in a down scenario.

In order to manage interest rate sensitivity, we executed a number of strategies to move us from being slightly liability sensitive in 2023 to slightly asset sensitive in 2024. The primary driver in the change in interest rate shocks and ramps between December 31, 2024 and 2023 is the derivative financial instruments we entered into in late 2023 and early 2024. Derivative financial instruments can be a cost-effective and capital-effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. These contracts generally consist of interest rate swaps under which we pay a fixed rate, (or variable rate, as the case may be) and receive a variable rate (or fixed rate, as the case may be). In addition to the derivative transactions, in an effort to protect against higher rates, we also shortened our investment portfolio duration to 3.9% at year-end 2024 from 4.4% at year-end 2023 and used our loan pricing strategies to encourage floating rate loans and discourage fixed rate loans.

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

All non-customer derivative financial instruments are used only for asset/liability management and as effective economic hedges, and not for trading or speculative purposes. Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity is minimal and should not have any material unintended effect on our financial condition or results of operations. In order to mitigate potential credit risk, from time to time we may require the counterparties to derivative contracts to pledge cash or securities as collateral to cover the net exposure. See Note 8 to the financial statements for further detail.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the registrant and report of independent registered public accounting firm are included herein on the pages that follow.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of United Community Banks, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and in compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

Based on our assessment, management concluded that as of December 31, 2024, United Community Banks, Inc.’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ H. Lynn Harton	/s/ Jefferson L. Harralson
H. Lynn Harton	Jefferson L. Harralson
President and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of United Community Banks, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of United Community Banks, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income (loss), of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Model Overlay for the Commercial and Industrial Portfolio Segment and Qualitative Adjustments for Certain Portfolio Segments

As described in Notes 1 and 6 to the consolidated financial statements, the allowance for credit losses – loans and leases (collectively referred to as “ACL”) of $207 million as of December 31, 2024 represents management’s estimate of expected credit losses for the remaining estimated life of loans and leases, a portion of which relates to model overlay for the commercial and industrial portfolio segment and qualitative adjustments for certain portfolio segments. Management determined the ACL using relevant available information from internal and external sources relating to past events, current conditions, and reasonable and supportable forecasts. Expected credit losses were estimated using a regression model for each portfolio segment based on historical data from peer banks combined with a baseline economic forecast to predict the change in credit losses. These estimates were then combined with a starting value that was based on the Company’s recent charge-off experience to produce an expected default rate, with the results subject to a floor. For the majority of loans and leases, the ACL is calculated using a discounted cash flow methodology applied at a loan level with a one-year reasonable and supportable forecast period and a two-year straight-line reversion period. Loss rates, prepayment assumptions and curtailment assumptions are driven by each loan’s collateral type. As of December 31, 2024, management applied a model overlay to adjust the expected default rate for the commercial & industrial loans portfolio segment. Management also applied a qualitative adjustment to the model output for loans in certain western North Carolina areas affected by Hurricane Helene (“qualitative adjustments for certain portfolio segments”).

The principal considerations for our determination that performing procedures relating to the allowance for credit losses -  model overlay for the commercial and industrial portfolio segment and qualitative adjustments for certain portfolio segments is a critical audit matter are (i) the significant judgment by management when developing the allowance for credit losses; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to (a) the model overlay for the commercial and industrial portfolio segment and (b) the qualitative adjustments for certain portfolio segments; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the development of the allowance for credit losses, including controls over the model overlay for the commercial and industrial portfolio segment and qualitative adjustments for certain portfolio segments. These procedures also included, among others, (i) testing management’s process for developing the estimate of expected credit losses; (ii) evaluating the appropriateness of management’s methodology; (iii) testing the completeness and accuracy of the data used by management; and (iv) evaluating the reasonableness of the model overlay for the commercial and industrial portfolio segment and qualitative adjustments for certain portfolio segments. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of management’s methodology; and (ii) the reasonableness of the model overlay for the commercial and industrial portfolio segment and qualitative adjustments for certain portfolio segments.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia
February 27, 2025

We have served as the Company’s auditor since 2013.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2024 and 2023
(in thousands, except share data)

	2024	2023
ASSETS
Cash and due from banks	$296,161	$200,781
Interest-bearing deposits in banks	223,712	803,094
Cash and cash equivalents	519,873	1,003,875
Debt securities available-for-sale	4,436,291	3,331,084
Debt securities held-to-maturity (fair value $1,944,126 and $2,095,620, respectively)	2,368,107	2,490,848
Loans held for sale	57,534	33,008
Loans and leases held for investment	18,175,980	18,318,755
Less allowance for credit losses - loans and leases	(206,998)	(208,071)
Loans and leases, net	17,968,982	18,110,684
Premises and equipment, net	394,264	378,421
Bank owned life insurance	346,234	345,371
Accrued interest receivable	85,616	87,782
Net deferred tax asset	96,982	113,214
Derivative financial instruments	46,883	50,352
Goodwill and other intangible assets, net	956,643	990,087
Other assets (including $69,137 and $61,527 at fair value, respectively)	442,849	362,525
Total assets	$27,720,258	$27,297,251
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$6,211,182	$6,534,307
Interest-bearing deposits	17,249,793	16,776,304
Total deposits	23,460,975	23,310,611
Short-term borrowings	195,000	—
Long-term debt	254,152	324,823
Derivative financial instruments	77,834	84,811
Accrued expenses and other liabilities (including $15,331 and $12,838 at fair value, respectively)	300,170	315,481
Total liabilities	24,288,131	24,035,726

Commitments and contingencies (Note 22 - Commitments and Contingencies)

Shareholders' equity:
Preferred stock, $1 par value: 10,000,000 shares authorized; 3,662 Series I issued and outstanding; $25,000 per share liquidation preference	88,266	88,266
Common stock, $1 par value; 200,000,000 shares authorized, 119,364,110 and 119,010,319 shares issued and outstanding, respectively	119,364	119,010
Common stock issuable; 600,168 and 620,108 shares, respectively	12,999	13,110
Capital surplus	2,710,279	2,699,112
Retained earnings	714,138	581,219
Accumulated other comprehensive loss	(212,919)	(239,192)
Total shareholders’ equity	3,432,127	3,261,525
Total liabilities and shareholders’ equity	$27,720,258	$27,297,251

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the Years Ended December 31, 2024, 2023 and 2022
(in thousands, except per share data)

	2024	2023	2022
Interest revenue:
Loans, including fees	$1,147,477	$1,042,605	$673,402
Investment securities:
Taxable	199,789	162,505	121,501
Tax exempt	6,834	7,295	10,323
Deposits in banks and short-term investments	23,641	24,702	7,929
Total interest revenue	1,377,741	1,237,107	813,155
Interest expense:
Deposits	535,519	395,574	42,099
Short-term borrowings	131	3,195	507
Federal Home Loan Bank advances	—	5,761	1,424
Long-term debt	14,723	14,812	16,768
Total interest expense	550,373	419,342	60,798
Net interest revenue	827,368	817,765	752,357
Provision for credit losses	50,951	89,430	63,913
Net interest revenue after provision for credit losses	776,417	728,335	688,444
Noninterest income:
Service charges and fees	40,994	38,412	38,163
Mortgage loan gains and related fees	27,567	19,220	32,524
Wealth management fees	23,695	23,740	23,594
Net (losses) gains from sale of other loans	(21,284)	9,146	10,730
Other lending and loan servicing fees	14,396	13,973	10,005
Securities losses, net	(3,316)	(53,333)	(3,872)
Other	42,704	24,325	26,563
Total noninterest income	124,756	75,483	137,707
Total revenue	901,173	803,818	826,151
Noninterest expenses:
Salaries and employee benefits	340,043	318,464	276,205
Occupancy	44,306	42,640	36,247
Communications and equipment	49,249	43,264	38,234
Professional fees	24,732	26,732	20,166
Lending and loan servicing expense	8,379	9,722	9,350
Outside services - electronic banking	13,703	11,577	12,583
Postage, printing and supplies	9,867	9,467	8,749
Advertising and public relations	8,546	9,473	8,384
FDIC assessments and other regulatory charges	20,978	27,449	9,894
Amortization of intangibles	14,596	15,175	6,826
Merger-related and other charges	8,623	27,210	19,375
Other	35,145	30,100	24,136
Total noninterest expenses	578,167	571,273	470,149
Income before income taxes	323,006	232,545	356,002
Income tax expense	70,609	45,001	78,530
Net income	$252,397	$187,544	$277,472

Net income available to common shareholders	$244,626	$180,847	$269,135

Income per common share:
Basic	$2.04	$1.54	$2.52
Diluted	2.04	1.54	2.52
Weighted average common shares outstanding:
Basic	119,783	117,603	106,661
Diluted	119,900	117,745	106,778
See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2024, 2023 and 2022
(in thousands, except per share data)

	2024			2023			2022
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$323,006	$(70,609)	$252,397	$232,545	$(45,001)	$187,544	$356,002	$(78,530)	$277,472
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses)	22,626	(5,728)	16,898	59,462	(14,077)	45,385	(428,605)	101,344	(327,261)
Reclassification of securities from available-for-sale to held-to-maturity	—	—	—	—	—	—	87,444	(20,770)	66,674
Realized losses included in net income	3,316	(837)	2,479	53,333	(13,575)	39,758	3,872	(1,026)	2,846
Net unrealized gains (losses)	25,942	(6,565)	19,377	112,795	(27,652)	85,143	(337,289)	79,548	(257,741)
Unrealized losses on held-to-maturity securities transferred from available-for-sale:
Reclassification of unrealized losses	—	—	—	—	—	—	(87,444)	20,770	(66,674)
Amortization of unrealized losses	8,737	(2,188)	6,549	10,203	(2,452)	7,751	9,049	(2,167)	6,882
Net activity	8,737	(2,188)	6,549	10,203	(2,452)	7,751	(78,395)	18,603	(59,792)
Derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives	4,006	(976)	3,030	1,611	(411)	1,200	12,721	(3,249)	9,472
(Gains) losses on derivative instruments realized in net income	(5,557)	1,408	(4,149)	(4,719)	1,205	(3,514)	269	(69)	200
Net cash flow hedge activity	(1,551)	432	(1,119)	(3,108)	794	(2,314)	12,990	(3,318)	9,672
Defined benefit pension plan activity:
Net actuarial gain (loss) on defined benefit pension plans	1,783	(451)	1,332	(625)	159	(466)	5,833	(1,490)	4,343
Amortization of defined benefit pension plan net periodic pension cost components	179	(45)	134	244	(62)	182	680	(174)	506
Net defined benefit pension plan activity	1,962	(496)	1,466	(381)	97	(284)	6,513	(1,664)	4,849
Total other comprehensive income (loss)	35,090	(8,817)	26,273	119,509	(29,213)	90,296	(396,181)	93,169	(303,012)
Comprehensive income (loss)	$358,096	$(79,426)	$278,670	$352,054	$(74,214)	$277,840	$(40,179)	$14,639	$(25,540)
See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2024, 2023 and 2022
(in thousands except share data)

	Shares of Common Stock	Preferred Stock	Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2021	89,349,826	$96,422	$89,350	$11,288	$1,721,007	$330,654	$(26,476)	$2,222,245
Net income						277,472		277,472
Other comprehensive loss							(303,012)	(303,012)
Common stock issued for acquisitions	16,571,545		16,571		579,805			596,376
Preferred stock dividends						(6,875)		(6,875)
Common stock dividends ($0.86 per share)						(92,407)		(92,407)
Impact of equity-based compensation awards	233,489		234	2,046	4,661			6,941
Impact of other equity plans	67,898		68	(1,027)	893			(66)
December 31, 2022	106,222,758	96,422	106,223	12,307	2,306,366	508,844	(329,488)	2,700,674
Net income						187,544		187,544
Other comprehensive income							90,296	90,296
Common stock issued for acquisitions	12,279,135		12,279		381,861			394,140
Purchases of preferred stock		(8,156)			35	970		(7,151)
Preferred stock dividends						(6,635)		(6,635)
Common stock dividends ($0.92 per share)						(109,504)		(109,504)
Impact of equity-based compensation awards	461,601		461	1,207	10,151			11,819
Impact of other equity plans	46,825		47	(404)	699			342
December 31, 2023	119,010,319	88,266	119,010	13,110	2,699,112	581,219	(239,192)	3,261,525
Net income						252,397		252,397
Other comprehensive income							26,273	26,273
Preferred stock dividends						(6,293)		(6,293)
Common stock dividends ($0.94 per share)						(113,185)		(113,185)
Impact of equity-based compensation awards	297,679		298	731	10,178			11,207
Impact of other equity plans	56,112		56	(842)	989			203
December 31, 2024	119,364,110	$88,266	$119,364	$12,999	$2,710,279	$714,138	$(212,919)	$3,432,127

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2024, 2023 and 2022
(in thousands)

	2024	2023	2022
Operating activities:
Net income	$252,397	$187,544	$277,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	40,930	44,963	46,700
Provision for credit losses	50,951	89,430	63,913
Stock-based compensation	10,803	8,932	8,705
Deferred income tax expense	7,196	6,389	10,918
Securities losses, net	3,316	53,333	3,872
Losses (gains) from other loan sales, net	21,284	(9,146)	(10,730)
FinTrust goodwill write-down	5,100	—	—
Gain on extinguishment of debt	(2,266)	—	—
Changes in assets and liabilities:
Decrease (increase) in other assets	8,815	(20,504)	(14,694)
(Decrease) increase in other liabilities	(24,266)	(49,649)	76,614
(Increase) decrease in loans held for sale	(24,526)	(17,321)	144,537
Net cash provided by operating activities	349,734	293,971	607,307

Investing activities:
Debt securities held-to-maturity:
Proceeds from maturities and calls	128,724	129,873	205,140
Purchases	—	—	(326,494)
Debt securities available-for-sale:
Proceeds from sales	176,721	880,224	318,457
Proceeds from maturities and calls	686,869	646,108	706,285
Purchases	(1,943,743)	(856,531)	(1,667,466)
Net decrease (increase) in loans	82,716	(996,520)	(1,228,675)
Payments for other investments	(112,347)	(143,645)	(68,185)
Proceeds from other investments	10,058	124,427	31,535
Net cash received in divestitures and acquisitions	8,592	207,566	35,243
Purchases of premises and equipment	(47,044)	(72,485)	(42,704)
Proceeds from sales of premises and equipment	1,156	4,665	9,743
Net cash paid for branch disposal	—	(93,613)	—
Other investing inflows	17,256	6,642	6,940
Net cash used in investing activities	(991,042)	(163,289)	(2,020,181)

Financing activities:
Net increase (decrease) in deposits	149,485	1,338,641	(866,929)
Net increase (decrease) in short-term borrowings	195,000	(347,615)	158,933
Proceeds from Federal Home Loan Bank advances	1,100	2,225,000	790,000
Repayment of Federal Home Loan Bank advances	(1,100)	(2,870,000)	(240,000)
Repayment of long-term debt	(68,557)	—	—
Repurchase of preferred stock	—	(7,151)	—
Cash dividends on common stock	(112,316)	(105,085)	(86,883)
Cash dividends on preferred stock	(6,293)	(6,635)	(6,875)
Other financing inflows	2,853	5,500	1,125
Other financing outflows	(2,866)	(6,315)	(8,154)
Net cash provided by (used in) financing activities	157,306	226,340	(258,783)

Net change in cash and cash equivalents	(484,002)	357,022	(1,671,657)
Cash and cash equivalents at beginning of year	1,003,875	646,853	2,318,510
Cash and cash equivalents at end of year	$519,873	$1,003,875	$646,853

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

Organization and Basis of Presentation
The Holding Company is a bank holding company under the BHC Act and a financial holding company under the GLB Act. Financial holding company status allows for engagement in a broader range of financial activities. The Holding Company’s principal business is conducted by its wholly-owned commercial bank subsidiary, United Community Bank. United is subject to regulation under the BHC Act. In May 2024, United officially moved its Holding Company headquarters from Blairsville, Georgia to Greenville, South Carolina.

The Bank is headquartered in Greenville, South Carolina and is a South Carolina state-chartered bank subject to examination and reporting requirements of the SCBFI. The Bank serves both rural and metropolitan markets in Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama and provides a full range of banking services. Effective in June 2024, the Bank changed its primary federal regulator from the FDIC to the Federal Reserve. The Bank continues to be insured by the FDIC.

The consolidated financial statements include the accounts of the Holding Company, the Bank and other wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revision of Previously Issued Financial Statements
During the second quarter of 2024, management corrected an immaterial error related to the loan vintage disclosure reported in previously issued financial statements for the period presented in the 2023 10-K. The revised December 31, 2023 loan vintage disclosure was included in United’s second and third quarter Form 10-Q reports and is included in this Form 10-K as well. The error relates to the incorrect determination of the vintage year for a population of term loans and gross charge-offs. The correction of this error resulted in the reclassification of certain term loans and gross charge-offs to older vintage categories than originally reported. The correction of this error did not result in any reclassification between risk categories presented. The revision did not change the total amount of loans or gross charge-offs reported and did not affect the Company's net income, cash flows or equity.

We evaluated the aggregate effects of this error to our previously issued financial statements in accordance with SEC Staff Accounting Bulletins No. 99 and No. 108 and, based upon quantitative and qualitative factors, determined that the error was not material to the previously issued financial statements and disclosures included in our 2023 Form 10-K.

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

Operating Segments
Operating segments are components of a business about which separate financial information is available and evaluated regularly by the CODM in deciding how to allocate resources and assessing performance. Public companies are required to report certain financial information about operating segments in interim and annual financial statements.

Management has determined that United has one reportable banking segment that encompasses its core banking activities. United’s banking operations are divided among geographic regions and local community banks within those regions. Those regions and banks have similar economic characteristics and products. The segment provides a wide range of financial products and services to the commercial, retail, governmental, educational, energy, health care and real estate sectors. This includes a variety of deposit products, secured and unsecured loans, mortgage loans, payment and commerce solutions, equipment finance services, wealth management, trust services, private banking, investment advisory services, insurance services, and other related financial services. These products and services are delivered through a variety of channels including branches, other offices, the internet, and mobile applications.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies, continued
The financial performance of the banking segment is reviewed by United’s CODM, its Chief Executive Officer. The CODM uses net income as reported on the Consolidated Statements of Income to assess segment performance and determine how to allocate resources. Total assets as presented on the Consolidated Balance Sheets is used to measure segment assets. The CODM reviews significant expense categories that materially align with those presented in the Consolidated Statements of Income.

United’s CODM uses net income to evaluate income generated from total assets, or return on assets. Net income is also used to monitor budget versus actual results, to assess internal financial forecasts and to benchmark performance to competitors.

Cash and Cash Equivalents
Cash equivalents include amounts due from banks, interest-bearing deposits in banks, federal funds sold, commercial paper, reverse repurchase agreements and short-term investments, and are carried at cost. Federal funds are generally sold for one-day periods, interest-bearing deposits in banks are available on demand and commercial paper investments and reverse repurchase agreements mature within a period of less than 90 days.

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

ACL - HTM Debt Securities: Management measures current expected credit losses on HTM debt securities on a collective basis by major security type, many of which qualify for a zero loss assumption. For those securities which do not qualify for a zero loss assumption, the estimate of current expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management classifies the HTM portfolio into the following major security types: U.S. Treasuries, U.S. Government agencies and GSEs, state and political subdivisions, residential mortgage-backed, agency and GSEs, commercial mortgage-backed, agency and GSEs and supranational entities. Accrued interest receivable on HTM debt is excluded from the estimate of credit losses.

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

Equity investments: Equity investments are included in other assets on the consolidated balance sheets. Those with readily determinable fair values are carried at fair value with changes in fair value recognized in other noninterest income. Those without readily determinable fair values include, among others, Federal Reserve stock, which is held as a requirement for member banks, and FHLB stock, which is held to meet FHLB requirements related to outstanding advances. These investments are accounted for using the cost method of accounting. As conditions warrant, management reviews investments for impairment and adjusts the carrying value of the investment if it is deemed to be impaired.

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

FDMs: A loan for which the terms have been modified as a result of the borrower experiencing financial difficulty is generally considered to be a FDM. Modified terms that result in a FDM include one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the amortization period, a more than insignificant payment delay or principal forgiveness. The ACL on FDMs is calculated using the same method as other loans held for investment.

Concentration of Credit Risk: Most of United’s business activity is with customers located within the markets where it has banking operations. Therefore, United’s exposure to credit risk is significantly affected by changes in the economy within its markets. Approximately 76% of United’s loan portfolio is secured by real estate and is therefore susceptible to changes in real estate valuations.

ACL - Loans
The CECL framework requires an estimate of expected credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts. The following discussion provides a description of the methodology applied to calculate the ACL under the CECL model.

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

The ACL - loans is measured on a collective basis when similar risk characteristics exist. United has identified the following portfolio segments and calculates the ACL for each using a discounted cash flow methodology at the loan level, with loss rates, prepayment assumptions and curtailment assumptions driven by each loan’s collateral type:

Owner occupied CRE - Loans in this category are susceptible to business failure and general economic conditions.

Income producing CRE - Common risks for this loan category are declines in general economic conditions, declines in real estate value which may be caused by rapidly increasing interest rates or other factors, declines in occupancy rates, market-driven declines in rent rates and lack of suitable alternative use for the property.

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

Manufactured housing - Risks associated with manufactured housing are similar to those described for residential mortgage loans, including general economic conditions and unemployment rates, as well as appropriate lien priority and the general mobility of the collateral as the majority of loans in this category are secured by chattel. During 2024, United sold substantially all of this portfolio.

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

Operating Leases
United records a ROU asset, included in other assets, and a related lease liability, included in other liabilities, for eligible operating leases for which it is the lessee, which include leases for land, buildings, and equipment. At lease commencement, United records the ROU asset and related lease liability based on the present value of lease payments over the lease term. Absent a readily determinable interest rate in the lease agreement, United utilizes the Bank’s incremental borrowing rate for secured borrowings as the discount rate used in the present value calculation. Payments related to these leases consist primarily of base rent and, in the case of building leases, additional operating costs associated with the leased property such as common area maintenance and utilities. In most cases, these operating costs vary over the term of the lease, and therefore are classified as variable lease costs, which are recognized as incurred in the consolidated statements of income. In addition, certain operating leases include costs such as property taxes and insurance, which are recognized as incurred in the consolidated statements of income. Many of United’s operating leases contain renewal options, which are included in the measurement of the ROU asset and

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies, continued
lease liability to the extent they are reasonably certain to be exercised. United does not recognize a lease liability or ROU asset on the consolidated balance sheet related to short-term leases with a term of less than one year. Lease payments for short-term leases are recognized as expense over the lease term. Operating lease costs, variable lease costs and short-term lease costs are included in occupancy expense and communications and equipment expense in the consolidated statements of income. United also subleases and leases certain real estate properties to third parties under operating leases. Income related to these leases is recognized when earned and included in other noninterest income in the consolidated statements of income.

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

Investments in VIEs are evaluated to determine if United is the primary beneficiary. This evaluation gives appropriate consideration to the design of the entity and the variability that the entity was designed to create and pass along, the relative power of each party, and to United’s obligation to absorb losses or receive residual returns of the entity. United has variable interests in certain entities that are not required to be consolidated, including LIHTC, renewable energy and other partnership interests. Refer to Note 22, Commitments and Contingencies, for additional disclosures regarding United’s VIEs.

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

Fair Value Hedges of Interest Rate Risk: United is exposed to changes in the fair value of certain of its fixed-rate financial instruments due to changes in interest rates. At December 31, 2024 and 2023, United utilized interest rate swaps to manage its exposure to changes in fair value on certain of its fixed rate loans and AFS securities attributable to changes in interest rates. United considers these derivatives to be highly effective at achieving offsetting changes in fair value attributable to changes in interest rates. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives.

Cash Flow Hedges of Interest Rate Risk: United enters into cash flow hedges to mitigate exposure to the variability of future cash flows or other forecasted transactions. At December 31, 2024 and 2023, United utilized interest rate caps and swaps to hedge the variability of cash flows due to changes in interest rates on certain of its variable-rate subordinated debt and trust preferred securities. United considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates. Therefore, changes in the fair value of these derivative instruments are recognized in OCI. Gains and losses related to changes in fair value are reclassified into earnings in the periods the hedged forecasted transactions occur. Losses representing amortization of the premium recorded on cash flow hedges, which is a component excluded from the assessment of effectiveness, are recognized in earnings on a straight-line basis in the same financial statement line as the hedged item over the term of the hedge.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies, continued

Derivatives Not Designated as Hedging Instruments: Customer derivative positions include swaps, caps, and collars between United and certain commercial loan customers with offsetting positions to dealers under a back-to-back program.

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

Hedge Effectiveness: United assesses hedge effectiveness at inception and over the life of the hedge. Management documents, at inception, its analysis of actual and expected hedge effectiveness. This analysis includes techniques such as regression analysis and hypothetical derivatives to demonstrate that the hedge is expected to be highly effective in offsetting corresponding changes in the fair value or cash flows of the hedged item. At least quarterly thereafter, the terms of the hedging instrument and the hedged item are assessed to determine whether a material change has occurred relating to the hedge relationship. If it is determined that a change has occurred, a quantitative analysis as described will occur to determine whether the hedge is expected to be highly effective in offsetting future corresponding changes in the fair value or cash flows of the hedged item. For a qualifying fair value hedge, the changes in the value of derivatives are recognized in current period earnings along with the corresponding changes in the fair value of the designated hedged item attributable to the risk being hedged. For a qualifying cash flow hedge, the changes in the fair value of the derivatives that have been highly effective are recognized in OCI until the related cash flows from the hedged item are recognized in earnings.

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

Dividend Restrictions
Banking regulations require maintaining certain capital levels and may limit dividends paid by the Bank to the Holding Company or by the Holding Company to shareholders. As a South Carolina state-chartered bank, the Bank is permitted to pay a dividend of up to 100% of its current year earnings without requesting approval of the SCBFI, provided certain conditions are met. As a Federal Reserve member bank, the Bank is permitted to pay a dividend to the Holding Company of up to the sum of current year and the previous two years undistributed income without requesting approval of the Federal Reserve, which is less restrictive than the requirements of the SCBFI.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The update requires enhanced disclosures, primarily about significant segment expenses, and requires that a public entity that has a single reportable segment provide all required disclosures. United adopted this update in 2024 and required disclosures are included in Note 1 of this Report.

Accounting Standards Updates Not Yet Adopted as of December 31, 2024
In August 2023, the FASB issued ASU No. 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. The update addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. Specifically, a joint venture must apply a new basis of accounting upon formation and will initially measure its assets and liabilities at fair value. This guidance is effective prospectively for all joint venture formations dated on or after January 1, 2025. Adoption of this update as of January 1, 2025 will not have a material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update requires disclosure of specific categories in the rate reconciliation and information for reconciling items that meet a quantitative threshold. In addition, the update requires disaggregated disclosure of income taxes paid and income tax expense by jurisdiction. This guidance is effective for annual periods beginning after December 15, 2024. Adoption of this update as of January 1, 2025 will not have a material impact on the consolidated financial statements; required disclosures will be included in the Annual Report on Form 10-K for the year ended December 31, 2025.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), further clarified by ASU No. 2025-01. The update requires disclosure of specified information about certain expenses, including: employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. The update also requires disclosure of certain other expenses, gains and losses that are already required to be disclosed in the same disclosure as other disaggregation requirements. This guidance is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. United does not expect the new guidance to have a material impact on its consolidated financial statements.

(3)    Acquisitions and Divestitures

The following note details acquisitions accounted for as business combinations and divestitures during the periods covered by this Report. For acquisitions, assets acquired and liabilities assumed are presented at fair value as of the acquisition date. The determination of fair value requires management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Goodwill is established when the fair value of consideration paid exceeds the fair value of the identifiable assets acquired and liabilities assumed. Fair values are considered preliminary for a period not to exceed one year after the acquisition date and are subject to refinement as information relative to closing date fair values becomes available.

Divestiture of FinTrust
FinTrust met the criteria to be classified as held for sale as of June 30, 2024. Upon transfer to held for sale, the carrying amount of FinTrust’s net assets held for sale was compared to fair value, less cost to sell, which resulted in a write-down to the goodwill associated with FinTrust. On October 1, 2024, United completed the sale of FinTrust for total consideration having a fair value of $16.2 million, which included an initial cash payment of $8.59 million and a receivable of $7.62 million representing the fair value of contingent consideration. The fair value of the contingent consideration, which is receivable over the next five years and is reflected in other assets on the consolidated balance sheets, includes a probability assessment of the buyer realizing certain revenue-related goals. The goodwill write-down and incremental loss recorded at the time of sale totaling $5.39 million is reflected in other noninterest expense for the year ended December 31, 2024 in the consolidated statements of income. In the

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)    Acquisitions and Divestitures, continued

fourth quarter of 2024, as a result of the sale, United derecognized FinTrust’s assets and liabilities, which consisted primarily of $9.06 million of goodwill and a $6.02 million customer relationship intangible.

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

During the first quarter of 2024, within the one-year measurement period related to the acquisition of First Miami, United received additional information regarding the lack of realizability of certain tax credits. As a result, the provisional fair value assigned to acquired other assets decreased by $2.06 million, other liabilities decreased by $726,000, and goodwill increased by $1.34 million. These adjustments are reflected in the fair values presented in the table below.

The following table presents purchased assets and assumed liabilities recorded at their acquisition date fair values and consideration transferred as well as supplementary information related to the acquired loan portfolio at the acquisition date.

First National Bank of South Miami
(in thousands, except for share data)	Fair Value Recorded by United
Assets
Cash and cash equivalents	$150,467
Debt securities	216,703
Loans held for investment	577,183
Premises and equipment	11,905
Core deposit intangible	17,950
Other assets	18,845
Total assets acquired	993,053
Liabilities
Deposits	865,387
Short-term borrowings	47,664
Other liabilities	16,855
Total liabilities assumed	929,906
Total identifiable net assets	63,147
Consideration transferred
Cash	2
Common stock issued (3,508,604 shares)	87,679
Total fair value of consideration transferred	87,681
Goodwill	$24,534

Supplementary Information on Acquired Loans
July 1, 2023
PCD loans:
Par value	$94,902
ACL at acquisition	(3,717)
Non-credit discount	(6,607)
Purchase price	$84,578

Non-PCD loans:
Fair value	$492,605
Gross contractual amounts receivable	622,181
Estimate of contractual cash flows not expected to be collected	7,012

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

(3)    Acquisitions and Divestitures, continued

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

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the table below.

Progress

Fair Value Recorded by United
(in thousands, except for share data)	January 3, 2023
Assets
Cash and cash equivalents	$57,548
Debt securities	111,006
Loans held for sale	2,087
Loans held for investment	1,442,959
Premises and equipment	21,118
BOLI	40,723
Core deposit intangible	39,980
Other assets	42,965
Total assets acquired	1,758,386
Liabilities
Deposits	1,334,476
Short-term borrowings	141,017
Federal Home Loan Bank advances	95,000
Other liabilities	26,529
Total liabilities assumed	1,597,022
Total identifiable net assets	161,364
Consideration transferred
Cash	447
Common stock issued (8,770,531 shares)	296,444
Options converted	10,017
Total fair value of consideration transferred	306,908
Goodwill	$145,544

Supplementary Information on Acquired Loans
January 3, 2023
PCD loans:
Par value	$64,913
ACL at acquisition	(2,704)
Non-credit discount	(150)
Purchase price	$62,059

Non-PCD loans:
Fair value	$1,380,900
Gross contractual amounts receivable	1,626,243
Estimate of contractual cash flows not expected to be collected	9,287

Goodwill represents the intangible value of Progress’ business and reputation within the markets it served and is not expected to be deductible for income tax purposes. The Progress core deposit intangible will be amortized over its expected useful life of 10 years using the sum-of-the-years-digits method.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)    Acquisitions and Divestitures, continued

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

For purposes of pro forma information, merger-related costs incurred in the year of acquisition are excluded from the actual acquisition year results and included in the pro forma acquisition year results. As a result, 2023 merger-related costs related to the acquisitions of First Miami and Progress of $11.6 million and $9.81 million, respectively, are reflected in 2022 pro forma information. Merger related costs incurred in 2022 related to the acquisition of Reliant of $15.7 million, were previously reported in the 2021 pro forma information, which is not presented in the following table.

The following table presents the actual results and pro forma information for the periods indicated.

	(Unaudited) Year Ended December 31,
(in thousands)	Revenue	Net Income
2023
Actual Progress results included in statement of income since acquisition date of January 3, 2023	$58,924	$20,836
Actual First Miami results included in statement of income since acquisition date of July 1, 2023	9,595	(2,179)
Supplemental consolidated pro forma as if First Miami and Progress had been acquired January 1, 2022	831,404	214,568

2022
Actual Reliant results included in statement of income since acquisition date of January 1, 2022	$100,529	$48,926
Supplemental consolidated pro forma as if First Miami and Progress had been acquired January 1, 2022 and Reliant had been acquired January 1, 2021	945,711	302,264

(4) Supplemental Cash Flow Information

The supplemental schedule of cash and noncash activities for the periods indicated is as follows. See Note 13, Operating Leases, for information regarding noncash transactions related to ROU assets and lease liabilities.

(in thousands)	2024	2023	2022
Cash paid during the period for:
Interest	$551,355	$408,532	$58,713
Income taxes	18,534	57,956	50,499

Significant non-cash investing and financing transactions:
Transfers of AFS securities to HTM securities	$—	$—	$1,288,982
Contingent consideration receivable for FinTrust sale	7,623	—	—
Acquisitions:
Assets acquired	—	2,922,243	3,254,173
Liabilities assumed	—	2,527,654	2,657,173
Net assets acquired	—	394,589	597,000
Value of common stock issued	—	384,123	595,581
Other non-cash consideration (1)	—	10,017	795
(1) See Note 3, Acquisitions and Divestitures, for further detail.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(5) Investments

The cost basis, unrealized gains and losses, and fair value of HTM debt securities as of the dates indicated are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2024
U.S. Treasuries	$19,896	$—	$1,734	$18,162
U.S. Government agencies & GSEs	99,154	—	16,291	82,863
State and political subdivisions	289,492	10	55,206	234,296
Residential MBS, Agency & GSE	1,282,174	1	223,671	1,058,504
Commercial MBS, Agency & GSE	662,391	—	124,409	537,982
Supranational entities	15,000	—	2,681	12,319
Total	$2,368,107	$11	$423,992	$1,944,126

As of December 31, 2023
U.S. Treasuries	$19,864	$—	$1,914	$17,950
U.S. Government agencies & GSEs	99,052	—	15,689	83,363
State and political subdivisions	292,705	171	50,437	242,439
Residential MBS, Agency & GSE	1,383,294	24	206,344	1,176,974
Commercial MBS, Agency & GSE	680,933	—	118,539	562,394
Supranational entities	15,000	—	2,500	12,500
Total	$2,490,848	$195	$395,423	$2,095,620

The cost basis, unrealized gains and losses, and fair value of AFS debt securities as of the dates indicated are presented below. United has fair value hedges on certain of its AFS debt securities, which is further explained in Note 8.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2024
U.S. Treasuries	$511,994	$874	$9,199	$503,669
U.S. Government agencies & GSEs	334,147	100	13,980	320,267
State and political subdivisions	175,041	—	16,809	158,232
Residential MBS, Agency & GSE	2,070,433	1,431	125,833	1,946,031
Residential MBS, Non-agency	302,318	—	18,390	283,928
Commercial MBS, Agency & GSE	844,302	851	35,243	809,910
Commercial MBS, Non-agency	13,323	—	336	12,987
Corporate bonds	164,069	130	11,579	152,620
Asset-backed securities	248,673	501	527	248,647
Total	$4,664,300	$3,887	$231,896	$4,436,291

As of December 31, 2023
U.S. Treasuries	$398,021	$39	$10,711	$387,349
U.S. Government agencies & GSEs	281,708	269	14,477	267,500
State and political subdivisions	182,546	5	18,502	164,049
Residential MBS, Agency & GSE	1,315,064	300	125,012	1,190,352
Residential MBS, Non-agency	339,330	—	22,084	317,246
Commercial MBS, Agency & GSE	656,004	1,073	39,017	618,060
Commercial MBS, Non-agency	24,269	—	675	23,594
Corporate bonds	218,285	64	17,127	201,222
Asset-backed securities	164,728	—	3,016	161,712
Total	$3,579,955	$1,750	$250,621	$3,331,084

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5) Investments, continued

At December 31, 2024, securities with a carrying value of $3.20 billion were pledged primarily to secure public deposits. At December 31, 2023, securities with a carrying value of $4.12 billion securities were pledged to secure public deposits and provide contingent liquidity through the Bank Term Funding Program at the Federal Reserve, a program that was discontinued in the first quarter of 2024.

The following summarizes HTM debt securities in an unrealized loss position as of the dates indicated:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2024
U.S. Treasuries	$—	$—	$18,162	$1,734	$18,162	$1,734
U.S. Government agencies & GSEs	—	—	82,863	16,291	82,863	16,291
State and political subdivisions	18,729	305	212,356	54,901	231,085	55,206
Residential MBS, Agency & GSE	6,778	1,822	1,051,455	221,849	1,058,233	223,671
Commercial MBS, Agency & GSE	—	—	537,981	124,409	537,981	124,409
Supranational entities	—	—	12,319	2,681	12,319	2,681
Total unrealized loss position	$25,507	$2,127	$1,915,136	$421,865	$1,940,643	$423,992

As of December 31, 2023
U.S. Treasuries	$—	$—	$17,951	$1,914	$17,951	$1,914
U.S. Government agencies & GSEs	—	—	83,363	15,689	83,363	15,689
State and political subdivisions	2,986	13	217,547	50,424	220,533	50,437
Residential MBS, Agency & GSE	311	2	1,175,263	206,342	1,175,574	206,344
Commercial MBS, Agency & GSE	6,533	115	555,861	118,424	562,394	118,539
Supranational entities	—	—	12,500	2,500	12,500	2,500
Total unrealized loss position	$9,830	$130	$2,062,485	$395,293	$2,072,315	$395,423

The following summarizes AFS debt securities in an unrealized loss position as of the dates indicated:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2024
U.S. Treasuries	$75,183	$808	$106,036	$8,391	$181,219	$9,199
U.S. Government agencies & GSEs	101,964	388	190,525	13,592	292,489	13,980
State and political subdivisions	—	—	157,479	16,809	157,479	16,809
Residential MBS, Agency & GSE	773,257	7,593	896,691	118,240	1,669,948	125,833
Residential MBS, Non-agency	2,788	98	281,140	18,292	283,928	18,390
Commercial MBS, Agency & GSE	226,363	1,733	355,852	33,510	582,215	35,243
Commercial MBS, Non-agency	—	—	12,987	336	12,987	336
Corporate bonds	—	—	150,666	11,579	150,666	11,579
Asset-backed securities	46,870	98	64,271	429	111,141	527
Total unrealized loss position	$1,226,425	$10,718	$2,215,647	$221,178	$3,442,072	$231,896

As of December 31, 2023
U.S. Treasuries	$100,369	$39	$103,535	$10,672	$203,904	$10,711
U.S. Government agencies & GSEs	41,960	141	184,184	14,336	226,144	14,477
State and political subdivisions	—	—	163,278	18,502	163,278	18,502
Residential MBS, Agency & GSE	50,014	672	1,108,290	124,340	1,158,304	125,012
Residential MBS, Non-agency	—	—	317,247	22,084	317,247	22,084
Commercial MBS, Agency & GSE	98,052	2,494	342,390	36,523	440,442	39,017
Commercial MBS, Non-agency	—	—	23,594	675	23,594	675
Corporate bonds	4,016	116	195,329	17,011	199,345	17,127
Asset-backed securities	11,855	53	149,857	2,963	161,712	3,016
Total unrealized loss position	$306,266	$3,515	$2,587,704	$247,106	$2,893,970	$250,621

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5) Investments, continued

At December 31, 2024, there were 582 AFS debt securities and 314 HTM debt securities that were in an unrealized loss position. Management does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of its amortized cost basis. Unrealized losses at December 31, 2024 and 2023 were primarily attributable to changes in interest rates.

At December 31, 2024 and 2023, the majority of HTM securities qualified for a zero loss assumption for ACL purposes. For the remaining HTM securities, primarily those issued by state and political subdivisions, calculated credit losses and, thus, the related ACL were de minimis due to the high credit quality of the portfolio. As a result, no ACL was recorded on the HTM portfolio at December 31, 2024 and 2023. In addition, based on the assessment performed as of December 31, 2024 and 2023, there was no ACL required related to the AFS portfolio. See Note 1 for additional details on the ACL as it relates to the securities portfolio.

The amortized cost and fair value of AFS and HTM debt securities at December 31, 2024, by contractual maturity, are presented in the following table.

	AFS		HTM
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year:
U.S. Treasuries	$248,229	$248,554	$—	$—
U.S. Government agencies & GSEs	615	607	—	—
State and political subdivisions	3,089	3,065	4,700	4,700
Corporate bonds	13,144	13,094	—	—
	265,077	265,320	4,700	4,700
1 to 5 years:
U.S. Treasuries	263,765	255,115	19,896	18,162
U.S. Government agencies & GSEs	43,859	40,848	—	—
State and political subdivisions	35,533	32,496	25,613	24,010
Corporate bonds	112,802	105,601	—	—
	455,959	434,060	45,509	42,172
5 to 10 years:
U.S. Government agencies & GSEs	178,642	172,807	75,389	63,748
State and political subdivisions	66,847	57,333	67,508	57,020
Corporate bonds	37,304	32,995	—	—
Supranational entities	—	—	15,000	12,319
	282,793	263,135	157,897	133,087
More than 10 years:
U.S. Government agencies & GSEs	111,031	106,005	23,765	19,115
State and political subdivisions	69,572	65,338	191,671	148,566
Corporate bonds	819	930	—	—
	181,422	172,273	215,436	167,681
Debt securities not due at a single maturity:
Asset-backed securities	248,673	248,647	—	—
Residential MBS	2,372,751	2,229,959	1,282,174	1,058,504
Commercial MBS	857,625	822,897	662,391	537,982

Total	$4,664,300	$4,436,291	$2,368,107	$1,944,126

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5) Investments, continued

The following table presents accrued interest receivable for the periods indicated on HTM and AFS debt securities, which was excluded from the estimate of credit losses.

	Accrued Interest Receivable
	December 31,
(in thousands)	2024	2023
HTM	$5,763	$6,143
AFS	18,201	12,568

Realized gains and losses are derived using the specific identification method for determining the cost of the securities sold. The following summarizes securities sales activities for the years ended December 31:

(in thousands)	2024	2023	2022
Proceeds from sales	$176,721	$880,224	$318,457

Gross gains on sales	$164	$1,373	$1,009
Gross losses on sales	(3,480)	(54,706)	(4,881)
Net losses on sales of securities	$(3,316)	$(53,333)	$(3,872)

Income tax benefit attributable to sales	$(837)	$(13,575)	$(1,026)

Equity Investments
The table below reflects the carrying value of certain equity investments, which are included in other assets on the consolidated balance sheet, as of December 31.

	December 31,
(in thousands)	2024	2023
Federal Reserve Stock	$88,008	$—
FHLB Stock	18,051	18,104
Equity securities with readily determinable fair values	2,341	7,395

(6)    Loans and Leases and Allowance for Credit Losses

Major classifications of the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”) are summarized as of the dates indicated as follows:

	December 31,
(in thousands)	2024	2023
Owner occupied CRE	$3,398,217	$3,264,051
Income producing CRE	4,360,920	4,263,952
Commercial & industrial	2,428,376	2,411,045
Commercial construction	1,655,710	1,859,538
Equipment financing	1,662,501	1,541,120
Total commercial	13,505,724	13,339,706
Residential mortgage	3,231,479	3,198,928
Home equity	1,064,874	958,987
Residential construction	178,405	301,650
Manufactured housing	1,723	336,474
Consumer	186,448	181,117
Total loans excluding fair value hedge basis adjustment (1)	18,168,653	18,316,862
Fair value hedge basis adjustment	7,327	1,893
Total loans	18,175,980	18,318,755
Less ACL - loans	(206,998)	(208,071)
Loans, net	$17,968,982	$18,110,684

(1) As of December 31, 2024 and 2023, certain loans are included in fair value hedging relationships using the portfolio layer method. See Note 8 for further detail.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued

At December 31, 2024 and 2023, $3.69 million and $2.00 million, respectively, in overdrawn deposit accounts were reclassified as consumer loans.

Accrued interest receivable related to loans totaled $60.1 million and $67.0 million at December 31, 2024 and 2023, respectively, and was reported in accrued interest receivable on the consolidated balance sheets.

At December 31, 2024, the loan portfolio included certain loans specifically pledged to the Federal Reserve as well as loans covered by a blanket lien on qualifying loan types with the FHLB to secure contingent funding sources.

The following table presents the amortized cost of certain loans held for investment that were sold in the periods presented. The gains and/or losses on these loan sales were included in noninterest income on the consolidated statements of income.

	Loans Sold
(in thousands)	2024	2023	2022
Manufactured housing loans	$302,870	$—	$—
Guaranteed portion of SBA/USDA loans	49,593	94,758	104,813
Equipment financing receivables	79,171	105,293	89,850
Total	$431,634	$200,051	$194,663

At December 31, 2024 and 2023, equipment financing receivables included leases of $89.5 million and $68.9 million, respectively. The components of the net investment in leases, which included both sales-type and direct financing, are presented below.

	December 31,
(in thousands)	2024	2023
Minimum future lease payments receivable	$97,793	$75,198
Estimated residual value of leased equipment	5,749	4,445
Initial direct costs	1,856	1,402
Security deposits	(491)	(413)
Unearned income	(15,412)	(11,711)
Net investment in leases	$89,495	$68,921

Minimum future lease payments expected to be received from equipment financing lease contracts as of December 31, 2024 were as follows:

(in thousands)
Year
2025	$33,349
2026	27,278
2027	20,766
2028	12,196
2029	4,068
Thereafter	136
Total	$97,793

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued
Nonaccrual and Past Due Loans
The following table presents the amortized cost basis in loans by aging category and accrual status as of December 31, 2024 and 2023.

	Accruing
		Loans Past Due
(in thousands)	Current Loans	30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual Loans	Total Loans
As of December 31, 2024
Owner occupied CRE	$3,381,622	$4,402	$519	$—	$11,674	$3,398,217
Income producing CRE	4,333,651	1,705	207	—	25,357	4,360,920
Commercial & industrial	2,395,889	2,665	483	—	29,339	2,428,376
Commercial construction	1,646,175	1,693	442	—	7,400	1,655,710
Equipment financing	1,644,721	5,939	2,916	—	8,925	1,662,501
Total commercial	13,402,058	16,404	4,567	—	82,695	13,505,724
Residential mortgage	3,199,956	4,808	2,100	—	24,615	3,231,479
Home equity	1,059,010	986	248	—	4,630	1,064,874
Residential construction	177,371	133	844	—	57	178,405
Manufactured housing	155	124	—	—	1,444	1,723
Consumer	185,545	636	129	—	138	186,448
Total	$18,024,095	$23,091	$7,888	$—	$113,579	$18,168,653

As of December 31, 2023
Owner occupied CRE	$3,258,015	$2,942	$—	$—	$3,094	$3,264,051
Income producing CRE	4,230,140	3,684	—	—	30,128	4,263,952
Commercial & industrial	2,388,076	8,129	1,373	—	13,467	2,411,045
Commercial construction	1,857,660	—	—	—	1,878	1,859,538
Equipment financing	1,522,962	5,895	3,758	—	8,505	1,541,120
Total commercial	13,256,853	20,650	5,131	—	57,072	13,339,706
Residential mortgage	3,179,329	4,622	1,033	—	13,944	3,198,928
Home equity	950,841	4,106	268	—	3,772	958,987
Residential construction	299,230	1,255	221	—	944	301,650
Manufactured housing	304,794	12,622	3,197	—	15,861	336,474
Consumer	180,245	686	92	—	94	181,117
Total	$18,171,292	$43,941	$9,942	$—	$91,687	$18,316,862

The following table presents nonaccrual loans by loan class for the periods indicated.

	Nonaccrual loans
	December 31, 2024			December 31, 2023
(in thousands)	With no allowance	With an allowance	Total	With no allowance	With an allowance	Total
Owner occupied CRE	$9,926	$1,748	$11,674	$2,451	$643	$3,094
Income producing CRE	24,970	387	25,357	11,003	19,125	30,128
Commercial & industrial	21,570	7,769	29,339	11,940	1,527	13,467
Commercial construction	6,817	583	7,400	1,784	94	1,878
Equipment financing	33	8,892	8,925	57	8,448	8,505
Total commercial	63,316	19,379	82,695	27,235	29,837	57,072
Residential mortgage	6,540	18,075	24,615	1,836	12,108	13,944
Home equity	231	4,399	4,630	1,276	2,496	3,772
Residential construction	—	57	57	398	546	944
Manufactured housing	—	1,444	1,444	—	15,861	15,861
Consumer	36	102	138	2	92	94
Total	$70,123	$43,456	$113,579	$30,747	$60,940	$91,687

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued

At December 31, 2024 and December 31, 2023, United had $75.1 million and $48.5 million, respectively, in loans for which repayment is expected to be provided substantially through the operation or sale of the collateral. Estimated credit losses for these loans are based on the net realizable value of the collateral relative to the amortized cost of the loan. The majority of these loans are income producing CRE and commercial and industrial loans.

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

The following tables present the risk category of term loans by vintage year, which is the year of origination or most recent renewal, as of the date indicated. See Note 1 for description of revisions to the December 31, 2023 table.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued

(in thousands)	Term Loans by Origination Year						Revolvers	Revolvers converted to term loans	Total
As of December 31, 2024	2024	2023	2022	2021	2020	Prior
Owner occupied CRE
Pass	$455,248	$540,913	$621,020	$555,846	$507,121	$425,932	$120,574	$21,867	$3,248,521
Special Mention	1,093	13,414	13,653	14,735	6,520	6,496	4,995	393	61,299
Substandard	3,285	5,365	37,791	9,647	8,519	22,319	1,471	—	88,397
Total owner occupied CRE	$459,626	$559,692	$672,464	$580,228	$522,160	$454,747	$127,040	$22,260	$3,398,217
Current period gross charge-offs	$—	$—	$221	$—	$—	$707	$—	$—	$928
Income producing CRE
Pass	$468,247	$477,887	$977,090	$896,096	$614,584	$606,395	$50,955	$15,025	$4,106,279
Special Mention	16,852	2,145	21,007	2,724	3,538	10,465	50	—	56,781
Substandard	59,437	36,259	16,758	3,411	39,085	42,910	—	—	197,860
Total income producing CRE	$544,536	$516,291	$1,014,855	$902,231	$657,207	$659,770	$51,005	$15,025	$4,360,920
Current period gross charge-offs	$—	$3,128	$—	$—	$—	$1,691	$—	$—	$4,819
Commercial & industrial
Pass	$464,843	$440,557	$270,459	$198,320	$125,964	$180,262	$583,147	$8,480	$2,272,032
Special Mention	8,630	12,438	18,832	2,794	1,238	3,794	24,286	1,806	73,818
Substandard	2,428	22,877	9,773	12,133	3,986	7,081	16,078	8,170	82,526
Total commercial & industrial	$475,901	$475,872	$299,064	$213,247	$131,188	$191,137	$623,511	$18,456	$2,428,376
Current period gross charge-offs	$842	$2,908	$6,826	$1,994	$2,282	$1,236	$—	$3,270	$19,358
Commercial construction
Pass	$448,497	$348,179	$495,712	$153,303	$40,254	$40,004	$46,863	$1,196	$1,574,008
Special Mention	5,005	462	44,152	5,253	—	100	6,040	—	61,012
Substandard	1,900	3,956	1,491	6,549	6,621	173	—	—	20,690
Total commercial construction	$455,402	$352,597	$541,355	$165,105	$46,875	$40,277	$52,903	$1,196	$1,655,710
Current period gross charge-offs	$—	$69	$53	$—	$—	$23	$—	$—	$145
Equipment financing
Pass	$693,205	$454,501	$328,490	$122,920	$33,870	$15,788	$—	$—	$1,648,774
Special Mention	—	—	659	1,989	708	496	—	—	3,852
Substandard	653	2,784	3,453	1,828	527	630	—	—	9,875
Total equipment financing	$693,858	$457,285	$332,602	$126,737	$35,105	$16,914	$—	$—	$1,662,501
Current period gross charge-offs	$261	$5,489	$13,359	$6,418	$1,033	$309	$—	$—	$26,869
Residential mortgage
Pass	$121,145	$321,804	$1,015,693	$989,673	$402,894	$347,249	$—	$2,971	$3,201,429
Substandard	2,291	3,841	8,922	2,410	1,748	10,618	—	220	30,050
Total residential mortgage	$123,436	$325,645	$1,024,615	$992,083	$404,642	$357,867	$—	$3,191	$3,231,479
Current period gross charge-offs	$87	$124	$71	$3	$—	$10	$—	$—	$295
Home equity
Pass	$—	$—	$—	$—	$—	$—	$1,028,340	$31,291	$1,059,631
Substandard	—	—	—	—	—	—	—	5,243	5,243
Total home equity	$—	$—	$—	$—	$—	$—	$1,028,340	$36,534	$1,064,874
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$95	$95
Residential construction
Pass	$74,854	$55,164	$30,216	$8,539	$4,528	$4,872	$—	$90	$178,263
Substandard	—	—	49	—	3	90	—	—	142
Total residential construction	$74,854	$55,164	$30,265	$8,539	$4,531	$4,962	$—	$90	$178,405
Current period gross charge-offs	$—	$221	$73	$48	$—	$—	$—	$—	$342
Manufactured housing
Pass	$124	$—	$—	$—	$—	$150	$—	$—	$274
Substandard	285	506	178	112	169	199	—	—	1,449
Total consumer	$409	$506	$178	$112	$169	$349	$—	$—	$1,723
Current period gross charge-offs	$—	$1,679	$3,570	$2,518	$2,518	$4,304	$—	$—	$14,589
Consumer
Pass	$84,100	$43,889	$20,332	$7,103	$7,625	$563	$22,508	$100	$186,220
Substandard	1	118	42	36	30	1	—	—	228
Total consumer	$84,101	$44,007	$20,374	$7,139	$7,655	$564	$22,508	$100	$186,448
Current period gross charge-offs	$3,082	$281	$162	$34	$11	$8	$—	$152	$3,730

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued

(in thousands)	Term Loans by Origination Year						Revolvers	Revolvers converted to term loans	Total
As of December 31, 2023 (revised)	2023	2022	2021	2020	2019	Prior
Owner occupied CRE
Pass	$592,932	$654,845	$618,811	$577,916	$224,684	$364,579	$117,212	$18,671	$3,169,650
Special Mention	1,308	7,768	4,266	4,919	9,221	6,155	100	254	33,991
Substandard	3,266	8,037	15,975	11,544	8,437	9,042	1,421	2,688	60,410
Total owner occupied CRE	$597,506	$670,650	$639,052	$594,379	$242,342	$379,776	$118,733	$21,613	$3,264,051
Current period gross charge-offs	$—	$48	$—	$819	$—	$207	$—	$—	$1,074
Income producing CRE
Pass	$464,979	$904,015	$863,308	$795,143	$362,139	$526,968	$50,659	$13,247	$3,980,458
Special Mention	7,626	31,993	18,989	26,217	19,904	27,893	—	—	132,622
Substandard	31,530	10,041	6,343	5,436	43,450	54,018	—	54	150,872
Total income producing CRE	$504,135	$946,049	$888,640	$826,796	$425,493	$608,879	$50,659	$13,301	$4,263,952
Current period gross charge-offs	$—	$2,534	$—	$—	$—	$5,324	$—	$—	$7,858
Commercial & industrial
Pass	$573,391	$431,962	$280,372	$136,975	$86,300	$169,570	$581,871	$13,332	$2,273,773
Special Mention	2,908	4,449	1,642	5,430	5,473	718	14,861	274	35,755
Substandard	5,272	5,022	23,562	11,432	5,454	3,178	46,282	1,315	101,517
Total commercial & industrial	$581,571	$441,433	$305,576	$153,837	$97,227	$173,466	$643,014	$14,921	$2,411,045
Current period gross charge-offs	$5,430	$1,462	$13,271	$2,477	$787	$286	$—	$1,825	$25,538
Commercial construction
Pass	$525,988	$647,516	$396,958	$111,045	$66,635	$28,902	$62,370	$966	$1,840,380
Special Mention	—	—	6	28	—	124	—	—	158
Substandard	1,109	2,408	10,018	5,188	195	82	—	—	19,000
Total commercial construction	$527,097	$649,924	$406,982	$116,261	$66,830	$29,108	$62,370	$966	$1,859,538
Current period gross charge-offs	$—	$60	$—	$—	$—	$—	$—	$—	$60
Equipment financing
Pass	$673,201	$496,336	$233,422	$83,507	$41,053	$3,722	$—	$—	$1,531,241
Substandard	1,471	4,141	2,487	960	817	3	—	—	9,879
Total equipment financing	$674,672	$500,477	$235,909	$84,467	$41,870	$3,725	$—	$—	$1,541,120
Current period gross charge-offs	$474	$10,902	$9,764	$1,960	$786	$320	$—	$—	$24,206
Residential mortgage
Pass	$319,604	$975,957	$1,032,182	$440,287	$130,378	$280,357	$6	$3,415	$3,182,186
Substandard	1,480	2,580	2,180	889	1,991	7,374	—	248	16,742
Total residential mortgage	$321,084	$978,537	$1,034,362	$441,176	$132,369	$287,731	$6	$3,663	$3,198,928
Current period gross charge-offs	$—	$51	$—	$—	$—	$38	$—	$—	$89
Home equity
Pass	$—	$—	$—	$—	$—	$—	$926,596	$28,412	$955,008
Substandard	—	—	—	—	—	—	—	3,979	3,979
Total home equity	$—	$—	$—	$—	$—	$—	$926,596	$32,391	$958,987
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$167	$167
Residential construction
Pass	$92,490	$153,868	$42,237	$5,201	$1,046	$5,655	$—	$93	$300,590
Substandard	517	243	149	6	—	145	—	—	1,060
Total residential construction	$93,007	$154,111	$42,386	$5,207	$1,046	$5,800	$—	$93	$301,650
Current period gross charge-offs	$—	$1,111	$—	$—	$—	$—	$—	$—	$1,111
Manufactured housing
Pass	$45,065	$69,424	$48,814	$43,735	$31,321	$80,284	$—	$—	$318,643
Substandard	1,078	4,647	3,570	3,020	1,282	4,234	—	—	17,831
Total consumer	$46,143	$74,071	$52,384	$46,755	$32,603	$84,518	$—	$—	$336,474
Current period gross charge-offs	$38	$1,503	$985	$419	$279	$690	$—	$—	$3,914
Consumer
Pass	$86,049	$39,461	$16,369	$10,350	$1,214	$668	$26,239	$534	$180,884
Substandard	50	55	53	25	5	13	32	—	233
Total consumer	$86,099	$39,516	$16,422	$10,375	$1,219	$681	$26,271	$534	$181,117
Current period gross charge-offs	$3,245	$241	$233	$38	$15	$1	$5	$204	$3,982

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued
Modifications to Borrowers Experiencing Financial Difficulty
The period-end amortized cost and additional information regarding loans modified under the terms of a FDM during 2024 are presented in the following tables.

Year Ended December 31, 2024
	New FDMs		Defaults within 12 months of modification
(dollars in thousands)	Amortized Cost	% of Total Class of Receivable
Owner occupied CRE	$3,702	0.1%	$2,110
Income producing CRE	33,525	0.8	—
Commercial & industrial	22,682	0.9	323
Equipment financing	7,796	0.5	53
Total commercial	67,705	0.5	2,486
Residential mortgage	4,103	0.1	626
Manufactured housing	302	17.5	—
Total	$72,110	0.4	$3,112

Year Ended December 31, 2024
New FDMs
(dollars in thousands)	Amortized Cost	Weighted Average Modification
Extension
Owner occupied CRE	$198	6 months
Commercial & industrial	18,790	1.3 years
Residential mortgage	509	12.6 years
Total	19,497
Payment Delay
Owner occupied CRE (1)	1,924	5 months
Income producing CRE (2)	25,204	1.2 years
Commercial & industrial (1)	605	6 months
Residential mortgage	133	6 months
Total	27,866
Payment Delay and Extension
Commercial & industrial	298	Payment delay: 4 months; Extension: 3.0 years
Equipment financing	7,796	Extension and payment delay: 8 months
Total	8,094
Rate Reduction and Extension
Income producing CRE	8,321	Rate reduction: 304 basis points; Extension: 4.8 years
Commercial & industrial	326	Rate reduction: 350 basis points; Extension: 7.8 years
Residential mortgage	3,461	Rate reduction: 394 basis points; Extension: 5.4 years
Manufactured housing	302	Rate reduction: 539 basis points; Extension: 3.6 years
Total	12,410
Rate Reduction and Payment Delay
Owner occupied CRE	1,426	Rate reduction: 75 basis points; Payment delay: 6 months
Commercial & industrial	220	Rate reduction: 232 basis points; Payment delay: 9 months
Total	1,646
Rate Reduction, Payment Delay & Extension
Owner occupied CRE	154	Rate reduction: 75 basis points; Payment delay: 6 months; Extension: 3.0 years
Commercial & industrial	2,443	Rate reduction: 273 basis points; Payment delay: 6 months; Extension: 4.6 years
Total	2,597

Total	$72,110
(1) Payment delay FDMs in bankruptcy are excluded from the weighted average payment delay calculation. (2) Generally payment delays in this category reflect principal payment delays, while interest payments continue in accordance with loan terms.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued
The following table presents the aging category and accrual status of loans modified under the terms of a FDM during 2024 on an amortized cost basis as of December 31, 2024.

	Accruing
		Loans Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual	Total New FDMs
As of December 31, 2024
Owner occupied CRE	$688	$245	$418	$—	$2,351	$3,702
Income producing CRE	25,204	—	—	—	8,321	33,525
Commercial & industrial	20,123	—	—	—	2,559	22,682
Equipment financing	6,673	162	—	—	961	7,796
Total commercial	52,688	407	418	—	14,192	67,705
Residential mortgage	1,735	22	—	—	2,346	4,103
Manufactured housing	—	124	—	—	178	302
Total	$54,423	$553	$418	$—	$16,716	$72,110

The period-end amortized cost and additional information regarding loans modified under the terms of a FDM during 2023 are presented in the following table.

Year Ended December 31, 2023
	New FDMs
	Amortized Cost by Type of Modification
	Extension	Payment Delay	Rate Reduction & Extension	Payment Delay & Extension	Total	% of Total Class of Receivable	FDMs defaulted within 12 months of modification
(dollars in thousands)
Owner occupied CRE	$3,561	$276	$—	$—	$3,837	0.1%	$—
Income producing CRE	48,752	—	35,172	—	83,924	2.0	—
Commercial & industrial	32,869	12,428	—	1,663	46,960	1.9	637
Commercial construction	67	366	—	—	433	—	—
Equipment financing	16,245	—	—	1,898	18,143	1.2	928
Total commercial	101,494	13,070	35,172	3,561	153,297	1.1	1,565
Residential mortgage	21	—	1,071	—	1,092	—	—
Residential construction	—	—	46	—	46	—	—
Manufactured housing	—	—	254	—	254	0.1	106
Total	$101,515	$13,070	$36,543	$3,561	$154,689	0.8	$1,671

The following paragraphs further describe the terms of FDMs executed during 2023:

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued

Allowance for Credit Losses
For all periods presented, United used a one-year reasonable and supportable forecast period. Expected credit losses were estimated using a regression model for each segment based on historical data from peer banks combined with a baseline economic forecast to predict the change in credit losses. These estimates were then combined with a starting value that was based on United’s recent charge-off experience to produce an expected default rate, with the results subject to a floor. In the case of commercial construction, income producing CRE, multifamily loans (included in income producing CRE) and commercial & industrial loans, at December 31, 2023, the expected default rate was adjusted by a model overlay based on expectations of future performance. Beginning in 2024, United adjusted the model assumption regarding the look-back period used to determine the starting value for the expected default rate, which decreased the need for model overlays and, collectively, had no material impact on the ACL. Accordingly, at December 31, 2024, the expected default rate for only commercial & industrial loans was adjusted downward by a model overlay based on expectations of future performance.

At December 31, 2024, the baseline economic forecast had improved slightly relative to the forecast at December 31, 2023. At December 31, 2024, United applied a qualitative adjustment to the model output for loans in certain western North Carolina areas affected by Hurricane Helene. This qualitative adjustment added $9.80 million to the ACL balance at December 31, 2024.

At December 31, 2023, the baseline forecast was slightly better than at December 31, 2022. However, the increase in United’s charge-offs raised the initial expected default rates and thus contributed to a higher ACL level at December 31, 2023. At December 31, 2023, United applied qualitative adjustments to the model output for the residential mortgage and income producing commercial real estate portfolios to account for the ongoing performance stability of these two portfolios. United also applied qualitative adjustments to the equipment finance portfolio due to an elevated default rate that resulted from a higher level of recent charge-offs that was mostly coming from the long-haul trucking equipment segment comprising a small portion of the portfolio deemed not representative of the entire equipment financing portfolio.

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

The following table presents the balance and activity in the ACL by portfolio segment for the periods indicated:

(in thousands)
Year Ended December 31, 2024	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied CRE	$23,542	$(928)	$930	$(3,671)	$19,873
Income producing CRE	47,755	(4,819)	1,238	(2,747)	41,427
Commercial & industrial	30,890	(19,358)	5,519	18,390	35,441
Commercial construction	21,741	(145)	136	(5,362)	16,370
Equipment financing	33,383	(26,869)	3,926	36,975	47,415
Residential mortgage	28,219	(295)	241	4,094	32,259
Home equity	9,647	(95)	172	1,523	11,247
Residential construction	1,833	(342)	78	103	1,672
Manufactured housing	10,339	(14,589)	201	4,499	450
Consumer	722	(3,730)	1,039	2,813	844
ACL - loans	208,071	(71,170)	13,480	56,617	206,998
ACL - unfunded commitments	16,057	—	—	(5,666)	10,391
Total ACL	$224,128	$(71,170)	$13,480	$50,951	$217,389

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued

Year Ended December 31, 2023	Beginning Balance	Initial ACL- PCD loans(1)	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied CRE	$19,834	$273	$(1,074)	$571	$3,938	$23,542
Income producing CRE	32,082	3,399	(7,858)	1,919	18,213	47,755
Commercial & industrial	23,504	1,891	(25,538)	4,479	26,554	30,890
Commercial construction	20,120	39	(60)	217	1,425	21,741
Equipment financing	23,395	—	(24,206)	4,044	30,150	33,383
Residential mortgage	20,809	157	(89)	335	7,007	28,219
Home equity	8,707	534	(167)	3,045	(2,472)	9,647
Residential construction	2,049	124	(1,111)	175	596	1,833
Manufactured Housing	8,098	—	(3,914)	55	6,100	10,339
Consumer	759	4	(3,982)	916	3,025	722
ACL - loans	159,357	6,421	(67,999)	15,756	94,536	208,071
ACL - unfunded commitments	21,163	—	—	—	(5,106)	16,057
Total ACL	$180,520	$6,421	$(67,999)	$15,756	$89,430	$224,128
(1) Represents the initial ACL related to PCD loans acquired in the Progress and First Miami transactions.

Year Ended December 31, 2022	Beginning Balance	Initial ACL- PCD loans(1)	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied CRE	$14,282	$266	$(6)	$1,767	$3,525	$19,834
Income producing CRE	24,156	4,366	(606)	949	3,217	32,082
Commercial & industrial	16,592	2,337	(10,284)	3,824	11,035	23,504
Commercial construction	9,956	2,857	(41)	625	6,723	20,120
Equipment financing	16,290	—	(6,980)	3,027	11,058	23,395
Residential mortgage	12,390	385	(55)	302	7,787	20,809
Home equity	6,568	60	(69)	687	1,461	8,707
Residential construction	1,847	1	—	231	(30)	2,049
Manufactured Housing	—	2,438	(794)	29	6,425	8,098
Consumer	451	27	(3,460)	1,200	2,541	759
ACL - loans	102,532	12,737	(22,295)	12,641	53,742	159,357
ACL - unfunded commitments	10,992	—	—	—	10,171	21,163
Total ACL	$113,524	$12,737	$(22,295)	$12,641	$63,913	$180,520
(1) Represents the initial ACL related to PCD loans acquired in the Reliant transaction.

(7)    Premises and Equipment

Premises and equipment are summarized as follows as of the dates indicated:

	December 31,
(in thousands)	2024	2023
Land and land improvements	$124,969	$114,368
Buildings and improvements	300,928	232,321
Furniture and equipment	142,833	138,155
Construction in progress	4,634	71,435
	573,364	556,279
Less accumulated depreciation	(179,100)	(177,858)
Premises and equipment, net	$394,264	$378,421

Depreciation expense was $24.7 million, $19.0 million and $17.0 million for 2024, 2023 and 2022, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(8) Derivatives and Hedging Activities

The table below presents the fair value of derivative financial instruments as of the dates indicated as well as their classification on the consolidated balance sheets:

	December 31, 2024			December 31, 2023
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Cash flow hedge of subordinated debt	$100,000	$11,196	$—	$100,000	$13,168	$—
Cash flow hedge of trust preferred securities	20,000	—	—	20,000	—	—
Fair value hedge of AFS debt securities	821,507	—	—	655,511	—	—
Fair value hedge of loans	1,650,000	—	—	150,000	—	—
Total	2,591,507	11,196	—	925,511	13,168	—

Derivatives not designated as hedging instruments:
Customer derivative positions	1,225,732	1,740	63,703	1,177,275	3,461	68,384
Dealer offsets to customer derivative positions	1,225,732	21,897	1,811	1,197,364	23,061	4,597
Risk participations	81,147	—	12	90,597	1	8
Mortgage banking - loan commitment	52,444	822	—	48,452	1,089	—
Mortgage banking - forward sales commitment	77,401	394	34	81,671	20	658
Bifurcated embedded derivatives	51,935	10,834	—	51,935	9,552	—
Dealer offsets to bifurcated embedded derivatives	51,935	—	12,274	51,935	—	11,164
Total	2,766,326	35,687	77,834	2,699,229	37,184	84,811

Total derivatives	$5,357,833	$46,883	$77,834	$3,624,740	$50,352	$84,811

Total gross derivative instruments		$46,883	$77,834		$50,352	$84,811
Less: Amounts subject to master netting agreements		(1,900)	(1,900)		(4,683)	(4,683)
Less: Cash collateral received/pledged		(33,005)	(12,230)		(33,921)	(11,330)
Net amount		$11,978	$63,704		$11,748	$68,798

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

Hedging Derivatives

Cash Flow Hedges of Interest Rate Risk
At December 31, 2024 and 2023, United utilized interest rate caps and swaps to hedge the variability of cash flows due to changes in interest rates on certain of its variable-rate subordinated debt and trust preferred securities. Gains and losses related to changes in fair value are reclassified into earnings in the periods the hedged forecasted transactions occur. Over the next twelve months, United expects to reclassify $4.23 million of gains from AOCI into earnings related to these agreements.

Fair Value Hedges of Interest Rate Risk
United uses interest rate swaps to manage its exposure to changes in fair value attributable to changes in interest rates on certain of its fixed-rate financial instruments. During 2023 and 2024, United entered into fair value hedges on stated amounts of closed portfolios of loans and investment securities using the portfolio layer method.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(8) Derivatives and Hedging Activities, continued

The table below presents the effect of derivatives in hedging relationships on the consolidated statements of income.

		Year Ended December 31,
(in thousands)	Affected Income Statement Line Item	2024	2023	2022
Fair value hedges:
Brokered time deposits:
Net income recognized on fair value hedges	Interest expense- deposits	$—	$—	$28
AFS securities:
Amounts related to interest settlements on derivatives		$11,840	$8,682	$—
Gain recognized on derivatives		5,579	4,005	—
Loss recognized on hedged items		(5,079)	(4,673)	—
Net income recognized on AFS fair value hedges	Interest revenue - investment securities	$12,340	$8,014	$—
Loans:
Amounts related to interest settlements on derivatives		$10,369	$113	$—
Loss recognized on derivatives		(5,661)	(1,874)	—
Gain recognized on hedged items		5,434	1,893	—
Net income recognized on loan fair value hedges	Interest revenue - loans, including fees	$10,142	$132	$—

Cash flow hedges:
Long-term debt (1)	Interest expense - long term debt	$5,557	$4,719	$(269)
(1) Includes $473,000, $472,000 and $472,000 of premium amortization expense excluded from the assessment of hedge effectiveness for each of the years ended December 31, 2024, 2023 and 2022, respectively.

The table below presents the carrying amount of hedged items and cumulative fair value hedging basis adjustments for the periods presented. All fair value hedges of AFS debt securities and loans at December 31, 2024 and 2023 were designated under the portfolio layer method.

(in thousands)	December 31, 2024			December 31, 2023
Balance Sheet Location	Carrying Amount	Hedge Accounting Basis Adjustment	Hedged Portfolio Layer	Carrying Amount	Hedge Accounting Basis Adjustment	Hedged Portfolio Layer
Debt securities AFS (1)	$1,002,511	$(9,752)	$821,507	$789,908	$(4,673)	$655,511
Loans and leases held for investment	4,628,030	7,327	1,650,000	1,017,379	1,893	150,000
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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(8) Derivatives and Hedging Activities, continued

The table below presents the gains and losses recognized in income on derivatives not designated as hedging instruments for the periods indicated.

	Income Statement Location	Year Ended December 31,
(in thousands)		2024	2023	2022
Customer derivatives and dealer offsets	Other noninterest income	$1,762	$2,186	$2,063
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	(230)	(2,245)	90
Mortgage banking derivatives	Mortgage loan gains and related fees	770	1,280	8,144
Risk participations	Other noninterest income	30	229	104
Total gains and losses		$2,332	$1,450	$10,401

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

(9)    Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets is summarized below as of the dates indicated:

	December 31,
(in thousands)	2024	2023
Core deposit intangible	$100,694	$104,174
Less: accumulated amortization	(51,141)	(40,495)
Net core deposit intangible	49,553	63,679
Customer relationship intangible	—	8,400
Less: accumulated amortization	—	(1,906)
Net customer relationship intangible	—	6,494
Total intangibles subject to amortization, net	49,553	70,173
Goodwill	907,090	919,914
Total goodwill and other intangible assets, net	$956,643	$990,087

Upon completion of the sale of FinTrust on October 1, 2024, United derecognized the net customer relationship intangible of $6.02 million associated with FinTrust. The remainder of United’s customer relationship intangibles became fully amortized during 2024.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(9)    Goodwill and Other Intangible Assets, continued

The following table summarizes the changes in the carrying amounts of goodwill for the years indicated. See Note 3 for further detail.

(in thousands)	Goodwill (1)
December 31, 2022	751,174
Acquisition of Progress	145,544
Acquisition of First Miami	23,196
December 31, 2023	919,914
Measurement period adjustment - First Miami	1,339
FinTrust goodwill write-down	(5,100)
Sale of FinTrust	(9,063)
December 31, 2024	$907,090
(1) Goodwill balances presented are shown net of accumulated impairment losses of $306 million incurred prior to 2022.

The estimated aggregate amortization expense for future periods for finite lived intangibles is as follows:

(in thousands)
Year
2025	$12,272
2026	10,394
2027	8,516
2028	6,734
2029	5,102
Thereafter	6,535
Total	$49,553

(10) Servicing Assets and Liabilities

Servicing Rights for SBA/USDA Loans
United accounts for servicing rights for SBA/USDA loans at fair value. The following table summarizes the changes in SBA/USDA servicing rights for the years indicated.

(in thousands)	2024	2023	2022
Beginning of period	$5,444	$5,188	$6,513
Acquired servicing rights	—	95	—
Originated servicing rights capitalized upon sale of loans	955	1,906	2,114
Disposals	(983)	(1,082)	(2,062)
Changes in fair value due to change in inputs or assumptions used in the valuation	(719)	(663)	(1,377)
End of period	$4,697	$5,444	$5,188

The portfolio of SBA/USDA loans serviced for others, which is not included in the accompanying balance sheets, was $381 million and $419 million, respectively, at December 31, 2024 and 2023. The amount of contractually specified servicing fees earned by United on these servicing rights during the years ended December 31, 2024, 2023 and 2022 was $3.70 million, $3.97 million and $4.05 million, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(10) Servicing Assets and Liabilities, continued

A summary of the key characteristics, inputs, and economic assumptions used in the discounted cash flow method utilized to estimate the fair value of the servicing asset for SBA/USDA loans and the sensitivity of the fair values to immediate adverse changes in those assumptions are shown in the table below as of the dates indicated:

	December 31,
(dollars in thousands)	2024	2023
Fair value of retained servicing assets	$4,697	$5,444
Prepayment rate assumption:
Weighted average	20.4%	18.5%
Range	0.0% - 39.0%	3.5% - 37.4%
10% adverse change	$(240)	$(246)
20% adverse change	(458)	(473)
Discount rate:
Weighted average	11.8%	16.2%
Range	3.5% - 23.5%	8.4% - 25.0%
100 bps adverse change	$(101)	$(116)
200 bps adverse change	(198)	(228)

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

Residential Mortgage Servicing Rights
United accounts for residential mortgage servicing rights at fair value. The following table summarizes the changes in residential mortgage servicing rights for the years indicated.

(in thousands)	Residential Mortgage Servicing Rights
December 31, 2021	$25,161
Originated servicing rights capitalized upon sale of loans	5,051
Disposals	(2,360)
Changes in fair value (1)	8,707
December 31, 2022	36,559
Originated servicing rights capitalized upon sale of loans	3,217
Disposals	(1,926)
Changes in fair value (1)	(1,953)
December 31, 2023	35,897
Originated servicing rights capitalized upon sale of loans	4,190
Disposals	(2,159)
Changes in fair value:
Changes in fair value due to change in inputs or assumptions used in the valuation	2,861
Changes in fair value due to decay, passage of time and other	(1,495)
December 31, 2024	$39,294
(1) Prior to 2024, the change in fair value related to changes in valuation inputs and assumptions, decay, passage of time and other factors was included within this line item.

The portfolio of residential mortgage loans serviced for others, which is not included in the consolidated balance sheets, was $3.02 billion and $2.92 billion, respectively, at December 31, 2024 and 2023. The amount of contractually specified servicing fees earned by United on these servicing rights during the years ended December 31, 2024, 2023 and 2022 was $7.64 million, $7.15 million and $7.24 million, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(10) Servicing Assets and Liabilities, continued

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the servicing asset     for residential mortgage loans and the sensitivity of the fair values to immediate adverse changes in those assumptions are shown in the table below as of the dates indicated:

	December 31,
(dollars in thousands)	2024	2023
Fair value of retained servicing assets	$39,294	$35,897
Prepayment rate assumption:
Weighted average	7.6%	8.0%
Range	6.5% - 77.6%	6.5% - 29.9%
10% adverse change	$(1,301)	$(1,225)
20% adverse change	(2,536)	(2,381)
Discount rate:
Weighted average	10.1%	10.0%
Range	10.0% - 14.0%	10.0% - 15.0%
100 bps adverse change	$(1,633)	$(1,486)
200 bps adverse change	(3,151)	(2,860)

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

Servicing Liabilities for Equipment Financing Loans
United accounts for servicing liabilities associated with sold equipment finance loans using the amortization method. The portfolio of equipment financing loans serviced for others, which is not included in the accompanying balance sheets, was $173 million and $170 million at December 31, 2024 and 2023, respectively. The servicing liabilities related to these loans totaled $1.42 million and $1.47 million at December 31, 2024 and 2023, respectively.

(11)    Time Deposits

At December 31, 2024, the contractual maturities of time deposits, including brokered time deposits, are summarized as follows:

(in thousands)
2025	$3,271,769
2026	123,125
2027	14,827
2028	17,216
2029	14,463
Thereafter	50,451
Total time deposits	$3,491,851

At December 31, 2024 and 2023, time deposits, excluding brokered time deposits, that met or exceeded the FDIC insurance limit of $250,000 totaled $1.08 billion and $1.18 billion, respectively.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(12) Long-term Debt and Short-term Borrowings

At December 31, 2024, United had $195 million of short-term borrowings outstanding, which consisted of federal funds purchased. As of December 31, 2023, United had no short-term borrowings outstanding.

Long-term debt consisted of the following. All debt instruments are obligations of the Holding Company.

	December 31,		Stated Maturity Date	Earliest Redemption Date	Interest Rate Type	Interest Rate at December 31, 2024
(dollars in thousands)	2024	2023
2027 senior debentures	$35,000	$35,000	2027	2025	Fixed (1)	5.50%
2030 senior debentures	100,000	100,000	2030	2025	Fixed to floating; will become floating at earliest call date	5.00
Total senior debentures	135,000	135,000

2028 subordinated debentures	100,000	100,000	2028	*	Floating	6.97
2029 subordinated debentures	—	60,000	2029	2024	Fixed to floating; will become floating at earliest call date
Total subordinated debentures	100,000	160,000

Tidelands Statutory Trust I	8,248	8,248	2036	*	Floating	6.46
Four Oaks Statutory Trust I	12,372	12,372	2036	*	Floating	6.43
Community First Capital Trust I	—	3,093	2032	*	Floating
Community First Capital Trust II	5,155	5,155	2035	*	Floating	6.58
Community First Capital Trust III	—	5,464	2037	*	Floating
Total trust preferred securities	25,775	34,332
Less net discount	(6,623)	(4,509)
Total long-term debt	$254,152	$324,823
 * Indicates currently redeemable.
(1) In August of 2025, interest rate will increase to 6.00% through the end of the term.

During 2024, United redeemed the Community First Capital Trust I and Community First Capital Trust III trust preferred securities and the 2029 subordinated debentures prior to maturity. United recognized a $2.27 million gain on extinguishment of debt related to the 2029 subordinated debt, which was assumed from Reliant. The gain represented the debentures’ remaining purchase accounting premium.

Interest is currently paid at least semiannually for all senior and subordinated debentures and trust preferred securities. Floating rate debentures are based off 3-month Term SOFR or Prime plus a spread. Interest rates above exclude the effect of any cash flow hedges on hedged debt instruments. See Note 8 for further detail.

(13) Operating Leases

The following table presents the balances of the ROU asset and corresponding operating lease liability and supplemental lease information as of the dates indicated.

	December 31,
(dollars in thousands)	2024	2023
ROU asset	$42,818	$42,810
Operating lease liability	45,162	44,146

Weighted average remaining lease term	5.5 years	5.0 years
Weighted average discount rate	3.5%	2.8%

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(13) Operating Leases, continued
During 2024, ROU assets obtained in exchange for an increase in the lease liability totaled $15.6 million. During 2023, ROU assets obtained in exchange for an increase in the lease liability totaled $18.0 million, including leases assumed as part of the Progress and First Miami transactions of $10.4 million. During 2022, ROU assets obtained in exchange for an increase in the lease liability totaled $23.9 million, including leases assumed as part of the Reliant transaction of $14.3 million.

The table below presents information regarding operating lease income and expense recognized for the periods indicated.

(in thousands)	2024	2023	2022
Operating lease cost	$13,385	$14,953	$12,161
Variable lease cost	1,967	2,174	1,583
Short-term lease cost	16	63	169
Total lease cost	$15,368	$17,190	$13,913

Sublease income and rental income from owned properties under operating leases	$1,755	$1,338	$1,372
Net cash payments related to the lease liability	13,243	15,190	13,198

As of December 31, 2024, future minimum lease payments under operating leases were as follows:

(in thousands)
Year
2025	$10,441
2026	10,466
2027	9,374
2028	6,315
2029	4,728
Thereafter	8,637
Total	49,961
Less discount	(4,799)
Present value of lease liability	$45,162

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
Investment Securities
AFS debt securities and equity securities with readily determinable fair values are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the NYSE, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds, corporate debt securities and asset-backed securities and are valued based on observable inputs that include: quoted market prices for similar assets, quoted market prices that are not in an active market or other inputs that are observable in the market and can be corroborated by observable market data for substantially the full term of the securities. Securities classified as Level 3 include those traded in less liquid markets and are valued based on estimates obtained from broker-dealers that are not directly observable.

Mutual Funds and Deferred Compensation Plan Liabilities
Included in other assets in the consolidated balance sheets are mutual funds used to hedge the valuation risk of unfunded employee deferred compensation plans. The mutual funds, classified as Level 1, are purchased to match deferred compensation plan participants’ investment elections and are carried at fair value based on quoted market prices of the underlying fund securities. Deferred compensation liabilities, also classified as Level 1, are carried at the fair value of the obligation to the employee and are included in other liabilities in the consolidated balance sheet.

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

Contingent Consideration Receivable
As part of the FinTrust sale, United recognized a receivable for contingent consideration. The contingent consideration receivable is measured at fair value using a probability-weighted discounted cash flow approach which includes significant unobservable inputs classified within Level 3 of the fair value hierarchy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents United’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

(in thousands)
December 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$503,669	$—	$—	$503,669
U.S. Government agencies & GSEs	—	320,267	—	320,267
State and political subdivisions	—	158,232	—	158,232
Residential MBS	—	2,229,959	—	2,229,959
Commercial MBS	—	822,897	—	822,897
Corporate bonds	—	150,394	2,226	152,620
Asset-backed securities	—	248,647	—	248,647
Equity securities with readily determinable fair values	—	2,341	—	2,341
Mortgage loans held for sale	—	57,534	—	57,534
Mutual funds	15,335	—	—	15,335
Servicing rights for SBA/USDA loans	—	—	4,697	4,697
Residential mortgage servicing rights	—	—	39,294	39,294
Contingent consideration receivable	—	—	7,470	7,470
Derivative financial instruments	—	35,227	11,656	46,883
Total assets	$519,004	$4,025,498	$65,343	$4,609,845

Liabilities:
Deferred compensation plan liability	$15,331	$—	$—	$15,331
Derivative financial instruments	—	65,548	12,286	77,834
Total liabilities	$15,331	$65,548	$12,286	$93,165

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14) Fair Value Measurements, continued

(in thousands)
December 31, 2023	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$387,349	$—	$—	$387,349
U.S. Government agencies & GSEs	—	267,500	—	267,500
State and political subdivisions	—	164,049	—	164,049
Residential MBS	—	1,507,598	—	1,507,598
Commercial MBS	—	641,654	—	641,654
Corporate bonds	—	199,017	2,205	201,222
Asset-backed securities	—	161,712	—	161,712
Equity securities with readily determinable fair values	5,767	1,628	—	7,395
Mortgage loans held for sale	—	33,008	—	33,008
Mutual funds	12,791	—	—	12,791
Servicing rights for SBA/USDA loans	—	—	5,444	5,444
Residential mortgage servicing rights	—	—	35,897	35,897
Derivative financial instruments	—	39,710	10,642	50,352
Total assets	$405,907	$3,015,876	$54,188	$3,475,971

Liabilities:
Deferred compensation plan liability	$12,838	$—	$—	$12,838
Derivative financial instruments	—	73,639	11,172	84,811
Total liabilities	$12,838	$73,639	$11,172	$97,649

For disclosure regarding the fair value of servicing rights, see Note 10. The following table shows a reconciliation of the beginning and ending balances for all other assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values:

(in thousands)	Derivative Asset	Derivative Liability	Corporate Bonds	Contingent consideration receivable
December 31, 2021	$6,758	$5,048	$2,395	$—
Transfers from Level 3 (1)	(290)	—	—	—
Additions	12	99	—	—
Sales and settlements	—	(1)	—	—
Fair value adjustments included in OCI	—	—	(183)	—
Fair value adjustments included in earnings	5,033	7,694	—	—
December 31, 2022	11,513	12,840	2,212	—
Additions	—	241	—	—
Sales and settlements	(11)	—	—	—
Fair value adjustments included in OCI	—	—	(7)	—
Fair value adjustments included in earnings	(860)	(1,909)	—	—
December 31, 2023	10,642	11,172	2,205	—
Transfers from Level 3 (2)	—	(16)	—	—
Transfers from Level 2 (2)	484	925	—	—
Additions	4,819	58	—	7,623
Sales and settlements	(5,834)	(393)	—	(153)
Fair value adjustments included in OCI	—	—	21	—
Fair value adjustments included in earnings	1,545	540	—	—
December 31, 2024	$11,656	$12,286	$2,226	$7,470
(1) Certain derivative assets were transferred from Level 3 of the fair value hierarchy due to a change in the assessment of significance of the CVA. (2) Certain derivative assets were transferred between Level 2 and Level 3 of the fair value hierarchy due to a change in the availability of an observable forward-rate curve for the duration of the contract.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14) Fair Value Measurements, continued

The following table presents quantitative information about recurring Level 3 fair value measurements, excluding servicing rights which are detailed in Note 10:

Level 3 Assets and Liabilities	Valuation Technique		December 31,
		Significant Unobservable Inputs	2024		2023
			Range	Weighted Average	Range	Weighted Average
Derivative assets - mortgage	Internal model	Pull through rate	70.4% - 100%	91.6%	60.0% - 100%	90.5%
Derivative assets & liabilities - other	Dealer priced	Dealer priced	N/A	N/A	N/A	N/A
Corporate bonds	Discounted cash flow	Discount rate	6.3 - 6.5	6.4	6.1 - 6.7	6.5
Contingent consideration receivable	Discounted cash flow	Discount rate	0.0 - 7.1	6.4	—	—
		Probability of achievement	89.3 - 100	92.6	—	—

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

	Mortgage Loans Held for Sale
	December 31,
(in thousands)	2024	2023
Outstanding principal balance	$56,097	$31,788
Fair value	57,534	33,008

(in thousands)	Amount of Gain (Loss) Recognized on Mortgage Loans Held for Sale
Location	2024	2023	2022
Mortgage loan gains and other related fees	$217	$900	$(1,207)

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

The following table presents the fair value hierarchy and carrying value of all assets that were still held as of December 31, 2024 and 2023, for which a nonrecurring fair value adjustment was recorded during the periods presented.

(in thousands)
December 31, 2024	Level 1	Level 2	Level 3	Total
Loans held for investment	$—	$—	$27,313	$27,313

December 31, 2023
Loans held for investment	$—	$—	$36,984	$36,984

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

The carrying amount and fair values for other financial instruments that are not measured at fair value on a recurring basis in United’s consolidated balance sheets are as follows:

(in thousands)	Carrying Amount	Fair Value Level
December 31, 2024		Level 1	Level 2	Level 3	Total
Assets:
HTM debt securities	$2,368,107	$18,162	$1,925,964	$—	$1,944,126
Loans, net	17,968,982	—	—	17,325,630	17,325,630

Liabilities:
Deposits	23,460,975	—	23,453,487	—	23,453,487
Long-term debt	254,152	—	—	248,657	248,657

December 31, 2023
Assets:
HTM debt securities	$2,490,848	$17,950	$2,077,670	$—	$2,095,620
Loans, net	18,110,684	—	—	17,585,073	17,585,073

Liabilities:
Deposits	23,310,611	—	23,305,223	—	23,305,223
Long-term debt	324,823	—	—	310,060	310,060

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(15) Common and Preferred Stock

Common Stock
In August of 2024, the Board approved an increase in the amount of United’s common stock that management was authorized to repurchase from $50.0 million to $100 million and approved an extension of the repurchase program through December 31, 2025. Under the program, shares may be repurchased in open market transactions or in privately negotiated transactions, from time to time, subject to market conditions. During 2024, 2023, and 2022, no shares were repurchased under the program. As of December 31, 2024, United had remaining authorization to repurchase up to $100 million of outstanding common stock.

United sponsors a DRIP that allows participants who already own United’s common stock to purchase additional shares directly from the Company. The DRIP also allows participants to automatically reinvest their quarterly dividends in additional shares of common stock without a commission. In 2024, 2023 and 2022, 12,345, 11,307 and 8,941 shares, respectively, were issued under the DRIP.

Preferred Stock
United’s Series I perpetual non-cumulative preferred stock (“Preferred Stock”) and corresponding depositary shares each representing a 1/1,000th interest in one share of Preferred Stock have a dividend rate of 6.875% per annum. If declared, dividends are payable quarterly in arrears. The Preferred Stock has no stated maturity and redemption is solely at the option of United in whole, but not in part, upon the occurrence of a regulatory capital treatment event, as defined. In addition, the Preferred Stock may be redeemed on or after September 15, 2025 at a cash redemption price equal to $25,000 per share (equivalent to $25 per depositary share) plus any declared and unpaid dividends. As of December 31, 2024 and 2023, the Preferred Stock had a carrying amount of $88.3 million.

In November 2023, the Board approved an extension of United’s preferred stock repurchase program, authorizing the repurchase of up to $18.4 million of shares of its outstanding Series I Non-Cumulative Preferred Stock directly or through the repurchase of depositary shares representing 1/1000th of a share of Series I Non-Cumulative Preferred Stock through December 31, 2024. The extended repurchase authorization expired on December 31, 2024. During 2024, no shares were repurchased under the program; during 2023, 338,350 depositary shares were repurchased.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(16) Equity Compensation Plans

United has an equity compensation plan that allows for grants of various stock-based compensation. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options and restricted stock unit awards provide for accelerated vesting if there is a change in control of United or certain other conditions are met (as defined in the plan document). As of December 31, 2024, 1.79 million additional awards could be granted under the plan.

Restricted stock units and options outstanding and activity for the years ended December 31 consisted of the following:

	Restricted Stock Units			Options
	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (000’s)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs.)	Aggregate Intrinsic Value (000’s)
December 31, 2021	808,474	$25.15		35,460	$8.38
Granted	343,526	32.92		48,239	20.88
Vested / Exercised	(340,691)	25.74		(43,361)	19.02
Cancelled	(32,623)	26.12		—	—
December 31, 2022	778,686	28.28		40,338	11.88
Granted/Assumed	542,388	28.98		643,298	20.91
Vested / Exercised	(311,219)	26.95		(272,279)	19.06
Cancelled	(80,488)	31.21		(4,620)	25.97
December 31, 2023	929,367	28.85		406,737	21.19
Granted	540,566	29.26		—	—
Vested / Exercised	(276,144)	26.89	$8,072	(119,627)	21.10		$963
Cancelled	(91,812)	28.30		(2,353)	26.05
December 31, 2024	1,101,977	29.61	35,605	284,757	21.18	4.2	3,168
Vested / Exercisable
at December 31, 2024	—	—	—	284,757	21.18	4.2	3,168

Options granted or assumed in 2023 and 2022 were related to the Progress and Reliant acquisitions, respectively, with the weighted average exercise price of the acquired institution’s fully vested converted options determined pursuant to the purchase agreement. The value of the options was determined using a Black-Scholes model and was included in each acquisition’s purchase price. No compensation expense relating to options was included in earnings for 2024, 2023 or 2022.

Compensation expense for restricted stock units without market conditions is based on the market value of United’s common stock on the date of grant. United recognizes the impact of forfeitures as they occur. The value of restricted stock unit awards is amortized into expense over the service period.

In addition to time-based restricted stock unit awards, the Board has also approved performance-based restricted stock units (“PSUs”), which vest based on achieving certain performance and market targets relative to a bank peer group. Achievement of the target-level performance and market criteria for all applicable periods will result in the issuance of 207,887 shares, which are included in the outstanding balance as of December 31, 2024 in the table above. The actual number of shares issued related to the vesting of PSUs may be greater or less than target depending on the achievement of the performance and market criteria during any applicable performance period. The grant date per share fair market value of PSUs is estimated using the Monte Carlo Simulation valuation model.

Compensation expense recognized in the consolidated statements of income for employee restricted stock unit awards in 2024, 2023 and 2022 was $10.1 million, $8.21 million and $8.17 million, respectively, which was recognized in salaries and employee benefits expense. In addition, in 2024, 2023 and 2022, $743,000, $725,000 and $540,000, respectively, was recognized in other operating expenses for restricted stock unit awards granted to members of the Board. Deferred income tax benefits related to stock-based compensation expense of $2.73 million, $2.28 million and $2.22 million were included in the determination of income tax expense in 2024, 2023 and 2022, respectively. As of December 31, 2024, there was $23.8 million of unrecognized compensation cost related to restricted stock units granted under the plan. The cost is expected to be recognized over a weighted-average period of 2.6 years.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(17)    Reclassifications Out of AOCI

The following presents the details regarding amounts reclassified out of AOCI. Amounts shown above in parentheses reduce earnings.

(in thousands)	Amounts Reclassified from AOCI For the Years Ended December 31,
Details about AOCI Components				Affected Line Item in the Statement Where Net Income is Presented
	2024	2023	2022
Realized losses on AFS securities:
	$(3,316)	$(53,333)	$(3,872)	Securities losses, net
	837	13,575	1,026	Income tax expense
	$(2,479)	$(39,758)	$(2,846)	Net of tax

Amortization of unrealized losses on HTM securities transferred from AFS:
	$(8,737)	$(10,203)	$(9,049)	Investment securities interest revenue
	2,188	2,452	2,167	Income tax expense
	$(6,549)	$(7,751)	$(6,882)	Net of tax

Gains (losses) on derivative instruments accounted for as cash flow hedges:
Interest rate contracts	$5,557	$4,719	$(269)	Long-term debt interest expense
	(1,408)	(1,205)	69	Income tax expense
	$4,149	$3,514	$(200)	Net of tax

Amortization of defined benefit pension plan net periodic pension cost components:
Prior service cost	$(179)	$(244)	$(313)	Salaries and employee benefits expense
Actuarial losses	—	—	(367)	Other expense
	(179)	(244)	(680)	Total before tax
	45	62	174	Income tax expense
	$(134)	$(182)	$(506)	Net of tax

Total reclassifications for the period	$(5,013)	$(44,177)	$(10,434)	Net of tax

(18) Earnings Per Share

The following table sets forth the computation of basic and diluted net income per common share for the years indicated:

	Year Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Net income	$252,397	$187,544	$277,472
Earnings allocated to participating securities	(1,478)	(1,032)	(1,462)
Discount on preferred shares repurchased	—	970	—
Dividends on preferred stock	(6,293)	(6,635)	(6,875)
Net income available to common stockholders	$244,626	$180,847	$269,135
Net income per common share:
Basic	$2.04	$1.54	$2.52
Diluted	2.04	1.54	2.52
Weighted average common shares:
Basic	119,783	117,603	106,661
Effect of dilutive securities:
Stock options	82	121	39
Restricted stock units	35	21	78
Diluted	119,900	117,745	106,778

In 2024 and 2023, United excluded from the computation of earnings per share 984 and 1,968, respectively, potentially dilutive shares of common stock issuable upon exercise of stock options because of their antidilutive effect. In 2022, United had no potentially dilutive instruments outstanding that were not included in the above analysis.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19) Income Taxes

Income tax expense is as follows for the years indicated:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current	$63,413	$38,612	$67,612
Deferred	7,196	6,389	10,918
Total income tax expense	$70,609	$45,001	$78,530

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 21% in 2024, 2023 and 2022 to income before income taxes are as follows for the years indicated:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Income tax expense on pretax income at statutory rates	$67,831	$48,834	$74,760
Add (deduct):
State taxes, net of federal benefit	6,337	3,164	7,096
BOLI earnings	(1,896)	(1,685)	(1,379)
Adjustment to reserve for uncertain tax positions	527	110	430
Tax-exempt interest revenue	(2,902)	(2,781)	(3,015)
Equity compensation	(696)	(781)	(1,313)
Transaction costs	—	467	296
Tax credit investments	(1,625)	(4,389)	(694)
BOLI surrender	—	—	1,746
FDIC premium expense	1,734	1,539	704
Other	1,299	523	(101)
Total income tax expense	$70,609	$45,001	$78,530

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19) Income Taxes, continued

The following summarizes the sources and expected tax consequences of future taxable deductions (revenue) which comprise the net DTA as of the dates indicated:

	December 31,
(in thousands)	2024	2023
DTAs:
ACL	$49,542	$50,163
Net operating loss carryforwards	14,137	14,649
Deferred compensation	12,697	12,179
Loan purchase accounting adjustments	12,527	17,707
Nonqualified share based compensation	2,527	1,802
Accrued expenses	10,452	10,577
Investment in partnerships	38	2,359
Unrealized losses on AFS securities	67,357	74,947
Deferred gains on SBA/USDA loan sales	1,483	1,651
Lease liability	10,843	10,710
Other	3,135	4,986
Total DTAs	184,738	201,730
DTLs:
Unrealized gains on cash flow hedges	5,534	4,804
Acquired intangible assets	11,669	15,528
Premises and equipment	14,408	12,806
Loan origination costs	11,893	11,500
True tax leases	13,362	12,656
Servicing assets	9,453	8,774
Derivatives	899	166
ROU asset	10,317	10,460
Securities purchase accounting adjustments	1,977	3,057
BOLI	1,734	1,748
Trust preferred securities debt issuance	1,453	1,552
Uncertain tax positions	2,158	2,382
Other	1,727	2,044
Total DTLs	86,584	87,477
Less valuation allowance	1,172	1,039
Net DTA	$96,982	$113,214

At December 31, 2024, United had:

•$25.0 million of state net operating loss carryforwards subject to annual limitation under Internal Revenue Code Section 382 that begin to expire in 2026, if not previously utilized.

•$28.8 million of state net operating loss carryforwards that begin to expire in 2025, if not previously utilized.

•$41.1 million in federal net operating loss carryforwards subject to annual limitation under IRC Section 382 that begin to expire in 2027, if not previously utilized.

•$4.70 million of state tax credits that begin to expire in 2025, if not previously utilized.

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

At December 31, 2024 and 2023, based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of the net DTA will be realized based upon future taxable income. The valuation allowance of $1.17 million and $1.04 million, respectively, was related to acquired state net operating losses, which are subject to limitations and are therefore expected to expire unused.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19) Income Taxes, continued

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management’s conclusion at December 31, 2024 that it was more likely than not that the net DTA of $97.0 million will be realized is based on management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts which consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of the net DTA.

A reconciliation of the beginning and ending unrecognized tax benefit related to uncertain tax positions is as follows for the years indicated:

(in thousands)	2024	2023	2022
Balance at beginning of year	$2,956	$2,848	$2,356
Additions based on tax positions related to the current year	999	939	962
Decreases resulting from a lapse in the applicable statute of limitations	(420)	(831)	(470)
Balance at end of year	$3,535	$2,956	$2,848

Approximately $2.79 million of the unrecognized tax benefit at December 31, 2024 would increase income from continuing operations, and thus affect United’s effective tax rate, if ultimately recognized into income.

It is United’s policy to recognize interest and penalties accrued relative to unrecognized tax benefits in their respective federal or state income taxes accounts. There were no penalties and interest related to income taxes recorded in the income statement in 2024, 2023 or 2022. No amounts were accrued for interest and penalties on the consolidated balance sheets at December 31, 2024 or 2023.

United and its subsidiaries file a consolidated U.S. federal income tax return, as well as various state returns in the states where it operates. United’s federal and state income tax returns are generally no longer subject to examination by taxing authorities for years before 2021.

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

United’s 401(k) Plan is administered in accordance with applicable laws and regulations. Compensation expense related to the 401(k) Plan totaled $11.2 million, $10.9 million and $9.60 million in 2024, 2023 and 2022, respectively.

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

During 2024, 2023 and 2022, United recognized $125,000, $85,000 and $104,000, respectively, in matching contributions for this provision of the deferred compensation plan. The Board may also elect to make a discretionary contribution to any or all participants. No discretionary contributions were made in 2024, 2023 or 2022.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(20) Benefit Plans, continued

In addition to common stock related to elected deferrals of vested restricted stock units, United offers its common stock as an investment option for cash contributions to the deferred compensation plan. The common stock component is accounted for as an equity instrument and is reflected in the consolidated balance sheets as common stock issuable. The deferred compensation plan does not allow for diversification once an election is made to invest in United stock and settlement must be accomplished in shares at the time the deferral period is completed. At December 31, 2024 and 2023, United had 600,168 shares and 620,108 shares, respectively, of its common stock that were issuable under the deferred compensation plan.

Defined Benefit Pension Plan
United has an unfunded noncontributory defined benefit pension plan, or the Modified Retirement Plan, that covers certain executive officers and other key employees. The Modified Retirement Plan provides a fixed annual retirement benefit to plan participants.

Weighted-average assumptions used to determine the pension benefit obligation of the Modified Retirement Plan at year-end and net periodic pension cost are shown in the table below:

	2024	2023
Discount rate for disclosures	5.60%	4.95%
Discount rate for net periodic benefit cost	4.95%	5.15%
Measurement date	12/31/2024	12/31/2023

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

United recognizes the unfunded status of the Modified Retirement Plan as a liability in the consolidated balance sheets. Information about changes in obligations and plan assets follows:

(in thousands)	2024	2023
Accumulated benefit obligation:
Accumulated benefit obligation - beginning of year	$21,641	$20,674
Service cost	500	463
Interest cost	1,042	1,035
Actuarial (gains) losses	(1,783)	623
Benefits paid	(1,168)	(1,154)
Accumulated benefit obligation - end of year	20,232	21,641
Change in plan assets, at fair value:
Beginning plan assets	—	—
Employer contribution	1,168	1,154
Benefits paid	(1,168)	(1,154)
Plan assets - end of year	—	—
Funded status - end of year (plan assets less benefit obligations)	$(20,232)	$(21,641)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income related to the Modified Retirement Plan are as follows:

(in thousands)	2024	2023	2022
Service cost	$500	$463	$626
Interest cost	1,042	1,035	744
Amortization of prior service cost	179	244	313
Amortization of net actuarial losses	—	—	367
Net periodic benefit cost	$1,721	$1,742	$2,050

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(20) Benefit Plans, continued

The following table summarizes the estimated future benefit payments expected to be paid from the Modified Retirement Plan for the periods indicated.

(in thousands)
2025	$1,212
2026	1,231
2027	1,476
2028	1,507
2029	1,551
2030-2034	8,235

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

As of December 31, 2024, United and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time, and management believes there have been no conditions or events since year-end that would change the status of well-capitalized. To be categorized as well-capitalized, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at such time, as set forth in the table below, and have met certain other requirements.

Regulatory capital ratios at December 31, 2024 and 2023, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under prompt corrective action provisions in effect at such times are presented below for United and the Bank:

	Basel III Guidelines		United Community Banks, Inc. (consolidated)		United Community Bank
(dollars in thousands)	Minimum (1)	Well Capitalized	2024	2023	2024	2023
Risk-based ratios:
CET1 capital	4.5%	6.5%	13.27%	12.16%	13.05%	12.22%
Tier 1 capital	6.0	8.0	13.72	12.60	13.05	12.22
Total capital	8.0	10.0	15.17	14.49	14.08	13.23
Tier 1 leverage ratio	4.0	5.0	9.96	9.47	9.46	9.17
CET1 capital			$2,608,136	$2,432,518	$2,555,941	$2,435,962
Tier 1 capital			2,696,402	2,520,784	2,555,941	2,435,962
Total capital			2,982,273	2,898,474	2,756,811	2,638,009
RWAs			19,655,227	20,007,236	19,582,815	19,933,429
Average total assets			27,059,513	26,621,561	27,014,385	26,563,946
(1) As of December 31, 2024 and 2023, the additional capital conservation buffer in effect was 2.50%.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(21) Regulatory Matters, continued

Cash, Dividend, Loan and Other Restrictions
Federal and state banking regulations place certain restrictions on dividends paid by the Bank to the Holding Company. See Note 1 for further detail.

The Federal Reserve Act requires that extensions of credit by the Bank to certain affiliates, including the Holding Company, be secured by specific collateral, that the extension of credit to any one affiliate be limited to 10% of capital and surplus (as defined), and that extensions of credit to all such affiliates be limited to 20% of capital and surplus.

(22) Commitments and Contingencies

The following table summarizes, as of the dates indicated, the contract amount of certain off-balance sheet instruments:

	December 31,
(in thousands)	2024	2023
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$3,970,991	$4,305,483
Letters of credit	57,983	61,808

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

For certain purchase card and credit card agreements between United customers and a third party institution, in the case of the borrower’s default, United will make the holder of the loan whole. As of December 31, 2024, the outstanding balance of these purchase and credit card loans totaled $3.25 million.

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

The following table summarizes, as of the dates indicated, tax credit and certain equity method investments:

		December 31,
(in thousands)	Balance Sheet Location	2024	2023
Investments in LIHTC:
Carrying amount	Other assets	$52,626	$48,867
Amount of future funding commitments included in carrying amount	Other liabilities	16,179	14,176
Lending exposure	Loans and leases held for investment	14,344	803
Renewable energy investments:
Carrying amount	Other assets	3,879	18,631
Amount of future funding commitments (1)	Other liabilities	6,884	14,406
Fintech funds and certain other equity method investments:
Carrying amount	Other assets	36,976	33,720
Amount of future funding commitments not included in carrying amount	N/A	31,388	25,008
(1) Starting in 2024, United no longer records future funding commitments related to its renewable energy investments on the balance sheet. Prior to 2024, these commitments were included in other liabilities.

The following table presents a summary of tax credits and amortization expense associated with those investments accounted for using the proportional amortization method for the period indicated.

(in thousands)	Income Statement Location	2024
Investments in LIHTC:
Income tax credits and other income tax benefits	Income tax expense	$(7,986)
Amortization expense	Income tax expense	7,046

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(23)    Condensed Financial Statements of United Community Banks, Inc. (Holding Company Only)

Balance Sheets
As of December 31, 2024 and 2023
(in thousands)

	2024	2023
Assets
Cash and cash equivalents	$358,383	$395,523
Investment in Bank	3,282,263	3,145,899
Investment in other subsidiaries	20,686	39,516
Other assets	98,357	119,946
Total assets	$3,759,689	$3,700,884
Liabilities and Shareholders’ Equity
Long-term debt	$254,152	$334,823
Other liabilities	73,410	104,536
Total liabilities	327,562	439,359
Shareholders’ equity	3,432,127	3,261,525
Total liabilities and shareholders’ equity	$3,759,689	$3,700,884

Statements of Income
For the Years Ended December 31, 2024, 2023 and 2022
(in thousands)

	2024	2023	2022
Dividends from Bank	$152,500	$197,900	$132,688
Dividends from other subsidiaries	13,249	—	2,788
Shared service fees from subsidiaries	19,338	18,892	16,335
Other	13,718	303	566
Total income	198,805	217,095	152,377
Interest expense	15,344	15,650	17,250
Other expense	25,680	22,256	18,058
Total expenses	41,024	37,906	35,308
Income tax benefit	3,529	5,227	3,251
Income before equity in undistributed earnings of subsidiaries	161,310	184,416	120,320
Equity in undistributed earnings of subsidiaries	91,087	3,128	157,152
Net income	$252,397	$187,544	$277,472

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(23) Condensed Financial Statements of United Community Banks, Inc. (Holding Company Only), continued

Statements of Cash Flows
For the Years Ended December 31, 2024, 2023 and 2022
(in thousands)

	2024	2023	2022
Operating activities:
Net income	$252,397	$187,544	$277,472
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiaries	(91,087)	(3,128)	(157,152)
Gain on extinguishment of debt	(2,266)	—	—
Stock-based compensation	10,803	8,932	8,705
Change in assets and liabilities:
Other assets	16,199	(38,844)	6,094
Other liabilities	(31,226)	32,206	7,736
Net cash provided by operating activities	154,820	186,710	142,855
Investing activities:
Net cash received (paid) for acquisition	—	11,338	(47)
Purchases of debt securities available-for-sale and equity securities with readily determinable fair values	—	(1,869)	(19,060)
Proceeds from sales and maturities of debt securities available-for-sale and equity securities with readily determinable fair values	7,469	482	4,473
Other investing inflows	912	—	19
Other investing outflows	(3,162)	(3,805)	(3,676)
Net cash provided by (used in) investing activities	5,219	6,146	(18,291)
Financing activities:
Repayment of long-term debt	(78,557)	—	—
Cash paid for shares withheld to cover payroll taxes related to equity instruments	(2,866)	(3,015)	(3,494)
Proceeds from issuance of common stock for dividend reinvestment plan	329	309	301
Proceeds from exercise of stock options	2,524	5,191	824
Repurchase of preferred stock	—	(7,151)	—
Cash dividends on preferred stock	(6,293)	(6,635)	(6,875)
Cash dividends on common stock	(112,316)	(105,085)	(86,883)
Other financing outflows	—	(3,300)	(4,400)
Net cash used in financing activities	(197,179)	(119,686)	(100,527)
Net change in cash	(37,140)	73,170	24,037
Cash at beginning of year	395,523	322,353	298,316
Cash at end of year	$358,383	$395,523	$322,353

(24) Subsequent Events

Dividends Declared
On February 18, 2025, the Board approved a preferred stock dividend of $429.6875 per preferred share (equivalent to $0.4296875 per depositary share, or 1/1000 interest per share). The preferred stock dividend is payable March 14, 2025 to preferred shareholders of record on February 28, 2025.

On February 20, 2025, the Board approved a regular quarterly cash dividend of $0.24 per common share payable April 4, 2025 to common shareholders of record on March 14, 2025.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of December 31, 2024. Based on that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fourth quarter of 2024 that materially affected, or are reasonably likely to materially affect, United’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 is included in Part II, Item 8 of this Report under the heading “Management’s Report on Internal Control Over Financial Reporting.”

Our independent auditors have issued an audit report on management’s assessment of internal controls over financial reporting. This report is included in Part II, Item 8 of this Report under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.        OTHER INFORMATION

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.        DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    (a) Information Regarding Directors and Executive Officers. Information required by this Item 10 regarding our directors and director nominees contained under the caption “Director Nominees for Election” under the heading “Proposal 1: Election of Directors” in the 2025 Proxy Statement is incorporated herein by reference. Information required by this Item 10 regarding our executive officers contained under the heading “Executive Officers” in the 2025 Proxy Statement is incorporated herein by reference.

(b)  Compliance with Section 16(a) of the Exchange Act. If applicable, information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act contained under the caption “Delinquent Section 16(a) Reports” under the heading “Security Ownership” in the 2025 Proxy Statement is incorporated herein by reference.

(c)  Code of Business Conduct and Ethics. We have adopted a Code of Business Conduct and Ethics (“Code”). This Code is posted on the “Corporate Governance” section of our Internet website at www.ucbi.com. If we choose to no longer post such Code, we will provide a free copy to any person upon written request to Corporate Secretary, United Community Banks, Inc., 2 West Washington Street, Suite 700, Greenville, South Carolina 29601. We intend to provide any required disclosure of any amendment to or waiver from such Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our Internet website located at www.ucbi.com promptly following the amendment or waiver. We may elect to disclose any such amendment or waiver in a Current Report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our Internet website is not incorporated by reference into this Report and should not be considered part of this or any other report that we file with or furnish to the SEC.

(d)  Procedures for Shareholders to Recommend Director Nominees. There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

(e)  Audit Committee Information. Information required by this Item 10 regarding our Audit Committee and our audit committee financial experts is contained under the caption “Audit Committee Financial Expert,” under the heading “Corporate Governance” in the 2025 Proxy Statement is incorporated herein by reference.

(f) Insider Trading Agreements and Policies. We have adopted insider trading policies and procedures applicable to our directors, officers and employees, and have implemented processes for the company, that we believe are reasonably designed to promote compliance with insider trading laws, regulations and the NYSE listing standards. Our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this Item 11 regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, pay ratio disclosure, and compensation committee interlocks and insider participation contained under the headings “Director Compensation” and “Executive Compensation” in the 2025 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained under the heading “Security Ownership” and under the caption “Equity Compensation Plan Information” under the heading “Executive Compensation” in the 2025 Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 regarding certain relationships and related transactions contained under the heading “Transactions With Management and Others” in the 2025 Proxy Statement is incorporated herein by reference. Information required by this Item 13 regarding director independence contained under the caption “Director Independence” under the heading “Corporate Governance” in the 2025 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by Item 14 regarding fees we paid to our principal accountant and the pre-approval policies and procedures established by the Audit Committee of our Board contained under the heading “Fees Paid to Auditors” in the 2025 Proxy Statement is incorporated herein by reference.

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
The following consolidated financial statements of United and its subsidiaries and related reports of our independent registered public accounting firm are located in Item 8 of this Report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2024 and 2023
Consolidated Statements of Income - Years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Comprehensive Income - Years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Changes in Shareholders’ Equity - Years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Cash Flows - Years ended December 31, 2024, 2023, and 2022
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

4.1	Description of Registrant’s Common Stock**

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

10.3	Form of Performance-Based Restricted Stock Unit Award for Key Employees.#**

10.4
Form of Time-Based Restricted Stock Unit Award Agreement for Key Employees (for awards made to Key Employees other than H. Lynn Harton and Richard W. Bradshaw) (incorporated herein by reference to Exhibit 10.4 to United Community Banks, Inc.’s Annual Report on Form 10-K, File No. 001-35095, filed with the SEC on February 23, 2024).#

10.5	Form of Time-Based Restricted Stock Unit Award Agreement for Key Employees (for awards made to H. Lynn Harton and Richard W. Bradshaw) #**
10.6
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

10.9
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

10.15
United Community Banks, Inc.’s Executive Annual Incentive Plan, effective as of October 31, 2023 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K dated October 31, 2023 and filed with the SEC on October 31, 2023).#

19	Insider trading policies and procedures**

21	Subsidiaries of United Community Banks, Inc.**

23	Consent of Independent Registered Public Accounting Firm**

24	Power of Attorney of certain officers and directors of United (included on signature page hereto)

31.1	Certification of Chief Executive Officer under Exchange Act Rule 13a-14(a)**

31.2	Certification of Chief Financial Officer under Exchange Act Rule 13a-14(a)**

32	Certifications of CEO and CFO pursuant to 18 U.S.C. Section 1350 (furnished only)**

97
Policy Relating to Recovery of Erroneously Awarded Compensation (incorporated herein by reference to Exhibit 97 to United Community Banks, Inc.’s Annual Report on Form 10-K, File No. 001-35095, filed with the SEC on February 23, 2024).

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

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, United has duly caused this annual report on Form 10-K, to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2025.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of United and in the capacities set forth and on the 20th day of February, 2025.

/s/ H. Lynn Harton	/s/ Kenneth L. Daniels
H. Lynn Harton	Kenneth L. Daniels
Chairman, President, and Chief Executive Officer	Director
(Principal Executive Officer)
/s/ Sally Pope Davis
/s/ Jefferson L. Harralson	Sally Pope Davis
Jefferson L. Harralson	Director
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)	/s/ Lance F. Drummond
Lance F. Drummond
/s/ Alan H. Kumler	Director
Alan H. Kumler
Senior Vice President, Chief Accounting Officer	/s/ John M. James
(Principal Accounting Officer)	John M. James
Director
/s/ Thomas A. Richlovsky
Thomas A. Richlovsky	/s/ Jennifer Mann
Lead Independent Director	Jennifer Mann
Director
/s/ Jennifer M. Bazante
Jennifer M. Bazante	/s/ David C. Shaver
Director	David C. Shaver
Director
/s/ George Bell
George Bell	/s/ Tim Wallis
Director	Tim Wallis
Director
/s/ James P. Clements
James P. Clements	/s/ David H. Wilkins
Director	David H. Wilkins
Director