Form 10-Q
period 2025-03-31
UNITED COMMUNITY BANKS INC
filed 2025-05-09
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
Yes ☐ No ☒

There were 121,499,282 shares of the registrant’s common stock, par value $1 per share, outstanding as of May 1, 2025.

UNITED COMMUNITY BANKS, INC.
FORM 10-Q

Glossary of Defined Terms

The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
2024 10-K	United’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025
ACL	Allowance for credit losses
AFS	Available-for-sale
AOCI	Accumulated other comprehensive income (loss)
Bank	United Community Bank
Board	United Community Banks Inc., Board of Directors
BOLI	Bank-owned life insurance
CECL	Current expected credit losses
CET1	Common equity tier 1
CME	Chicago Mercantile Exchange
CRE	Commercial real estate
Company	United Community Banks Inc. (interchangeable with "United" below)
DTA	Deferred tax asset
DTL	Deferred tax liability
FDIC	Federal Deposit Insurance Corporation
FDM	Modification made to borrowers experiencing financial difficulty
Federal Reserve	Federal Reserve Bank
FinTrust	Collectively, FinTrust Brokerage Services, LLC and FinTrust Capital Advisors, LLC
FHLB	Federal Home Loan Bank
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
GSE	U.S. government-sponsored enterprise
Holding Company	United Community Banks, Inc. on an unconsolidated basis
HTM	Held-to-maturity
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MBS	Mortgage-backed securities
NOW	Negotiable order of withdrawal
NPA	Nonperforming asset
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
Report	Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2025
SBA	United States Small Business Administration
SEC	United States Securities and Exchange Commission
United	United Community Banks, Inc. and its direct and indirect subsidiaries
USDA	United States Department of Agriculture

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
•the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as inflation or recession, terrorist activities, wars and other foreign conflicts, climate change and weather related events, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and tariffs including threats thereof, either imposed by the U.S. or other trading partners in retaliation to U.S. tariffs; and
•other risks and uncertainties disclosed in documents filed or furnished by us with or to the SEC, any of which could cause actual results to differ materially from future results expressed, implied or otherwise anticipated by such forward-looking statements.

We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and readers should not place undue reliance on forward-looking statements. Additional factors that may cause actual results to differ materially from those contemplated by any forward-looking statements also may be found in our 2024 10-K (including the “Risk Factor” section of that report), Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K filed with the SEC and available at the SEC’s website at http://www.sec.gov. We do not intend to and, except as required by law, hereby disclaim any obligation to update or revise any forward-looking statement contained in this Report, which speaks only as of the date of its filing with the SEC, whether as a result of new information, future events, or otherwise. The financial statements and information contained herein have not been reviewed, or confirmed for accuracy or relevance, by the FDIC or any other regulator.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	March 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$198,287	$296,161
Interest-bearing deposits in banks	438,425	223,712
Cash and cash equivalents	636,712	519,873
Debt securities available-for-sale	4,322,644	4,436,291
Debt securities held-to-maturity (fair value $1,952,235 and $1,944,126, respectively)	2,338,571	2,368,107
Loans held for sale	37,344	57,534
Loans and leases held for investment	18,425,365	18,175,980
Less allowance for credit losses - loans and leases	(211,974)	(206,998)
Loans and leases, net	18,213,391	17,968,982
Premises and equipment, net	391,020	394,264
Bank owned life insurance	346,410	346,234
Goodwill and other intangible assets, net	953,357	956,643
Other assets (including $110,213 and $116,020 at fair value, respectively)	634,269	672,330
Total assets	$27,873,718	$27,720,258
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$6,257,032	$6,211,182
Interest-bearing deposits	17,505,373	17,249,793
Total deposits	23,762,405	23,460,975
Short-term borrowings	—	195,000
Long-term debt	254,287	254,152
Accrued expenses and other liabilities (including $80,322 and $93,165 at fair value, respectively)	356,130	378,004
Total liabilities	24,372,822	24,288,131
Shareholders' equity:
Preferred stock, $1 par value: 10,000,000 shares authorized; 3,662 shares Series I issued and outstanding; $25,000 per share liquidation preference	88,266	88,266
Common stock, $1 par value: 200,000,000 shares authorized, 119,514,298 and 119,364,110 shares issued and outstanding, respectively	119,514	119,364
Common stock issuable: 584,083 and 600,168 shares, respectively	12,983	12,999
Capital surplus	2,711,721	2,710,279
Retained earnings	754,971	714,138
Accumulated other comprehensive loss	(186,559)	(212,919)
Total shareholders' equity	3,500,896	3,432,127
Total liabilities and shareholders' equity	$27,873,718	$27,720,258

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Net interest revenue:
Interest revenue:
Loans, including fees	$274,056	$283,983
Investment securities, including tax exempt of $1,678 and $1,721, respectively	58,850	46,436
Deposits in banks and short-term investments	2,451	6,309
Total interest revenue	335,357	336,728
Interest expense:
Deposits	118,934	133,784
Short-term borrowings	1,107	—
Federal Home Loan Bank advances	433	—
Long-term debt	2,862	3,795
Total interest expense	123,336	137,579
Net interest revenue	212,021	199,149

Noninterest income:
Service charges and fees	9,535	9,264
Mortgage loan gains and other related fees	6,122	7,511
Wealth management fees	4,465	6,313
Net gains from sales of other loans	1,396	1,537
Lending and loan servicing fees	4,165	4,210
Securities gains, net	6	—
Other	9,967	10,752
Total noninterest income	35,656	39,587
Total revenue	247,677	238,736

Provision for credit losses	15,419	12,899

Noninterest expenses:
Salaries and employee benefits	84,267	84,985
Communications and equipment	13,699	11,920
Occupancy	10,929	11,099
Advertising and public relations	1,881	1,901
Postage, printing and supplies	2,561	2,648
Professional fees	5,931	5,988
Lending and loan servicing expense	1,987	1,827
Outside services - electronic banking	2,763	2,918
FDIC assessments and other regulatory charges	4,642	7,566
Amortization of intangibles	3,286	3,887
Merger-related and other charges	1,297	2,087
Other	7,856	8,176
Total noninterest expenses	141,099	145,002
Income before income taxes	91,159	80,835
Income tax expense	19,746	18,204
Net income	$71,413	$62,631

Net income available to common shareholders	$69,429	$60,713

Net income per common share:
Basic	$0.58	$0.51
Diluted	0.58	0.51
Weighted average common shares outstanding:
Basic	120,043	119,662
Diluted	120,201	119,743

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2025
Net income	$91,159	$(19,746)	$71,413
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains	34,624	(8,170)	26,454
Reclassification adjustment for gains included in net income	(6)	2	(4)
Net unrealized gains on available-for-sale securities	34,618	(8,168)	26,450
Amortization of unrealized losses on held-to-maturity securities transferred from available-for-sale	1,964	(464)	1,500
Derivative instruments designated as cash flow hedges:
Unrealized holding losses on derivatives	(989)	250	(739)
Gains on derivative instruments realized in net income	(1,121)	283	(838)
Net cash flow hedge activity	(2,110)	533	(1,577)
Amortization of defined benefit pension plan net periodic pension cost components	(17)	4	(13)
Total other comprehensive income	34,455	(8,095)	26,360
Comprehensive income	$125,614	$(27,841)	$97,773
2024
Net income	$80,835	$(18,204)	$62,631
Other comprehensive income:
Unrealized gains on available-for-sale securities	356	(209)	147
Amortization of unrealized losses on held-to-maturity securities transferred from available-for-sale	2,063	(493)	1,570
Derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives	2,524	(645)	1,879
Gains on derivative instruments realized in net income	(1,440)	368	(1,072)
Net cash flow hedge activity	1,084	(277)	807
Amortization of defined benefit pension plan net periodic pension cost components	44	(11)	33
Total other comprehensive income	3,547	(990)	2,557
Comprehensive income	$84,382	$(19,194)	$65,188

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
For the Three Months Ended March 31,

(in thousands, except share data)	Shares of Common Stock	Preferred Stock	Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2024	119,364,110	$88,266	$119,364	$12,999	$2,710,279	$714,138	$(212,919)	$3,432,127
Net income						71,413		71,413
Other comprehensive income							26,360	26,360
Preferred stock dividends						(1,573)		(1,573)
Common stock dividends ($0.24 per share)						(29,007)		(29,007)
Impact of equity-based compensation awards	103,781		104	985	583			1,672
Impact of other United sponsored equity plans	46,407		46	(1,001)	859			(96)
March 31, 2025	119,514,298	$88,266	$119,514	$12,983	$2,711,721	$754,971	$(186,559)	$3,500,896

December 31, 2023	119,010,319	$88,266	$119,010	$13,110	$2,699,112	$581,219	$(239,192)	$3,261,525
Net income						62,631		62,631
Other comprehensive income							2,557	2,557
Preferred stock dividends						(1,573)		(1,573)
Common stock dividends ($0.23 per share)						(27,665)		(27,665)
Impact of equity-based compensation awards	80,147		80	76	2,956			3,112
Impact of other United sponsored equity plans	46,052		47	(1,263)	739			(477)
March 31, 2024	119,136,518	$88,266	$119,137	$11,923	$2,702,807	$614,612	$(236,635)	$3,300,110

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating activities:
Net income	$71,413	$62,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	11,448	10,880
Provision for credit losses	15,419	12,899
Stock based compensation	2,321	2,403
Deferred income tax expense	168	4,059
Securities gains, net	(6)	—
Net gains from sales of other loans	(1,396)	(1,537)
Changes in assets and liabilities:
Other assets	19,878	(12,359)
Accrued expenses and other liabilities	(40,803)	14,965
Loans held for sale	20,190	(5,132)
Net cash provided by operating activities	98,632	88,809

Investing activities:
Debt securities held-to-maturity:
Proceeds from maturities and calls	30,757	27,051
Debt securities available-for-sale:
Proceeds from sales	53,476	647
Proceeds from maturities and calls	177,005	229,902
Purchases	(58,856)	(302,962)
Net increase in loans	(253,750)	(67,629)
Payments for other investments	(11,236)	(4,353)
Proceeds from other investments	6,076	380
Purchases of premises and equipment	(4,313)	(13,710)
Other investing inflows	4,262	8,161
Net cash used in investing activities	(56,579)	(122,513)

Financing activities:
Net increase in deposits	301,392	21,024
Net decrease in short-term borrowings	(195,000)	—
Proceeds from FHLB advances	126,000	100
Repayment of FHLB advances	(126,000)	(100)
Cash dividends on common stock	(29,057)	(27,733)
Cash dividends on preferred stock	(1,573)	(1,573)
Other financing inflows	705	1,211
Other financing outflows	(1,681)	(1,167)
Net cash provided by (used in) financing activities	74,786	(8,238)

Net change in cash and cash equivalents	116,839	(41,942)

Cash and cash equivalents, beginning of period	519,873	1,003,875

Cash and cash equivalents, end of period	$636,712	$961,933

Significant non-cash investing and financing transactions:
Commitments to fund other investments	$—	$10,693
Unsettled securities purchases	15,000	—

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

Basis of Presentation
United’s accounting and financial reporting policies conform to GAAP and reporting guidelines of banking regulatory authorities. The accompanying interim consolidated financial statements have not been audited. All material intercompany balances and transactions have been eliminated. A more detailed description of United’s accounting policies is included in its 2024 10-K.

In management’s opinion, all necessary accounting adjustments have been made to fairly present the financial position and results of operations in the accompanying financial statements. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in United’s 2024 10-K.

Note 2 – Investment Securities

The amortized cost basis, unrealized gains and losses and fair value of HTM debt securities as of the dates indicated are as follows.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2025
U.S. Treasuries	$19,903	$—	$1,395	$18,508
U.S. Government agencies & GSEs	98,902	—	13,782	85,120
State and political subdivisions	288,959	7	54,050	234,916
Residential MBS, Agency & GSEs	1,258,295	8	201,236	1,057,067
Commercial MBS, Agency & GSEs	657,512	—	113,574	543,938
Supranational entities	15,000	—	2,314	12,686
Total	$2,338,571	$15	$386,351	$1,952,235

As of December 31, 2024
U.S. Treasuries	$19,896	$—	$1,734	$18,162
U.S. Government agencies & GSEs	99,154	—	16,291	82,863
State and political subdivisions	289,492	10	55,206	234,296
Residential MBS, Agency & GSEs	1,282,174	1	223,671	1,058,504
Commercial MBS, Agency & GSEs	662,391	—	124,409	537,982
Supranational entities	15,000	—	2,681	12,319
Total	$2,368,107	$11	$423,992	$1,944,126

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost basis, unrealized gains and losses, and fair value of AFS debt securities as of the dates indicated are presented below.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2025
U.S. Treasuries	$413,600	$819	$6,858	$407,561
U.S. Government agencies & GSEs	321,318	92	12,607	308,803
State and political subdivisions	174,335	—	15,281	159,054
Residential MBS, Agency & GSEs	2,036,853	5,422	102,331	1,939,944
Residential MBS, Non-agency	296,549	1	16,305	280,245
Commercial MBS, Agency & GSEs	823,939	2,765	29,852	796,852
Commercial MBS, Non-agency	8,171	—	214	7,957
Corporate bonds	152,929	144	9,701	143,372
Asset-backed securities	279,932	161	1,237	278,856
Total	$4,507,626	$9,404	$194,386	$4,322,644

As of December 31, 2024
U.S. Treasuries	$511,994	$874	$9,199	$503,669
U.S. Government agencies & GSEs	334,147	100	13,980	320,267
State and political subdivisions	175,041	—	16,809	158,232
Residential MBS, Agency & GSEs	2,070,433	1,431	125,833	1,946,031
Residential MBS, Non-agency	302,318	—	18,390	283,928
Commercial MBS, Agency & GSEs	844,302	851	35,243	809,910
Commercial MBS, Non-agency	13,323	—	336	12,987
Corporate bonds	164,069	130	11,579	152,620
Asset-backed securities	248,673	501	527	248,647
Total	$4,664,300	$3,887	$231,896	$4,436,291

As of March 31, 2025 and December 31, 2024 the carrying value of pledged securities totaled $3.04 billion and $3.20 billion, respectively. Securities were pledged primarily to secure public deposits.

The following table summarizes the fair values and gross unrealized losses of HTM debt securities as of the dates indicated based on the length of time that individual securities have been in a continuous unrealized loss position.

	Length of Time in Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2025
U.S. Treasuries	$—	$—	$18,508	$1,395	$18,508	$1,395
U.S. Government agencies & GSEs	—	—	85,120	13,782	85,120	13,782
State and political subdivisions	14,033	189	217,675	53,861	231,708	54,050
Residential MBS, Agency & GSEs	5,705	1,667	1,050,092	199,569	1,055,797	201,236
Commercial MBS, Agency & GSEs	—	—	543,938	113,574	543,938	113,574
Supranational entities	—	—	12,686	2,314	12,686	2,314
Total	$19,738	$1,856	$1,928,019	$384,495	$1,947,757	$386,351

As of December 31, 2024
U.S. Treasuries	$—	$—	$18,162	$1,734	$18,162	$1,734
U.S. Government agencies & GSEs	—	—	82,863	16,291	82,863	16,291
State and political subdivisions	18,729	305	212,356	54,901	231,085	55,206
Residential MBS, Agency & GSEs	6,778	1,822	1,051,455	221,849	1,058,233	223,671
Commercial MBS, Agency & GSEs	—	—	537,981	124,409	537,981	124,409
Supranational entities	—	—	12,319	2,681	12,319	2,681
Total	$25,507	$2,127	$1,915,136	$421,865	$1,940,643	$423,992

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the fair values and gross unrealized losses of AFS debt securities as of the dates indicated based on the length of time that individual securities have been in a continuous unrealized loss position.

	Length of Time in Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2025
U.S. Treasuries	$25,561	$74	$107,698	$6,784	$133,259	$6,858
U.S. Government agencies & GSEs	115,019	270	184,279	12,337	299,298	12,607
State and political subdivisions	—	—	157,804	15,281	157,804	15,281
Residential MBS, Agency & GSEs	307,939	1,742	887,896	100,589	1,195,835	102,331
Residential MBS, Non-agency	2,293	77	277,496	16,228	279,789	16,305
Commercial MBS, Agency & GSEs	83,093	330	353,351	29,522	436,444	29,852
Commercial MBS, Non-agency	—	—	7,957	214	7,957	214
Corporate bonds	—	—	141,402	9,701	141,402	9,701
Asset-backed securities	132,869	646	48,015	591	180,884	1,237
Total	$666,774	$3,139	$2,165,898	$191,247	$2,832,672	$194,386

As of December 31, 2024
U.S. Treasuries	$75,183	$808	$106,036	$8,391	$181,219	$9,199
U.S. Government agencies & GSEs	101,964	388	190,525	13,592	292,489	13,980
State and political subdivisions	—	—	157,479	16,809	157,479	16,809
Residential MBS, Agency & GSEs	773,257	7,593	896,691	118,240	1,669,948	125,833
Residential MBS, Non-agency	2,788	98	281,140	18,292	283,928	18,390
Commercial MBS, Agency & GSEs	226,363	1,733	355,852	33,510	582,215	35,243
Commercial MBS, Non-agency	—	—	12,987	336	12,987	336
Corporate bonds	—	—	150,666	11,579	150,666	11,579
Asset-backed securities	46,870	98	64,271	429	111,141	527
Total	$1,226,425	$10,718	$2,215,647	$221,178	$3,442,072	$231,896

At March 31, 2025, there were 536 AFS debt securities and 302 HTM debt securities that were in an unrealized loss position. United does not intend to sell nor does it believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at March 31, 2025 were primarily attributable to changes in interest rates.

At March 31, 2025 and December 31, 2024, the majority of HTM securities were considered to have a zero loss assumption for ACL purposes. For the remaining HTM securities, primarily those issued by state and political subdivisions, calculated credit losses, and, thus, the related ACL were de minimis due to the high credit quality of the portfolio. As a result, no ACL was recorded on the HTM portfolio at March 31, 2025 and December 31, 2024. In addition, based on the assessments performed at March 31, 2025 and December 31, 2024, there was no ACL required related to the AFS portfolio.

The following table presents accrued interest receivable on HTM and AFS debt securities, which was excluded from the estimate of credit losses, for the periods indicated.

	Accrued Interest Receivable
(in thousands)	March 31, 2025	December 31, 2024
HTM	$5,452	$5,763
AFS	18,569	18,201

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of AFS and HTM debt securities at March 31, 2025, by contractual maturity, are presented in the following table.

	AFS		HTM
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year:
U.S. Treasuries	$173,590	$173,880	$—	$—
U.S. Government agencies & GSEs	478	469	—	—
State and political subdivisions	3,085	3,071	5,200	5,206
Corporate bonds	4,308	4,249	—	—
	181,461	181,669	5,200	5,206
1 to 5 years:
U.S. Treasuries	240,010	233,681	19,903	18,508
U.S. Government agencies & GSEs	43,160	40,740	—	—
State and political subdivisions	35,546	32,942	35,557	33,074
Corporate bonds	115,771	109,502	—	—
	434,487	416,865	55,460	51,582
5 to 10 years:
U.S. Government agencies & GSEs	177,107	171,200	75,132	65,402
State and political subdivisions	71,508	62,862	78,609	65,748
Corporate bonds	32,027	28,671	—	—
Supranational entities	—	—	15,000	12,686
	280,642	262,733	168,741	143,836
More than 10 years:
U.S. Government agencies & GSEs	100,573	96,394	23,770	19,718
State and political subdivisions	64,196	60,179	169,593	130,888
Corporate bonds	823	950	—	—
	165,592	157,523	193,363	150,606
Debt securities not due at a single maturity date:
Asset-backed securities	279,932	278,856	—	—
Residential MBS	2,333,402	2,220,189	1,258,295	1,057,067
Commercial MBS	832,110	804,809	657,512	543,938
	3,445,444	3,303,854	1,915,807	1,601,005

Total	$4,507,626	$4,322,644	$2,338,571	$1,952,235

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes AFS securities sales activity for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
(in thousands)	2025	2024
Proceeds from sales	$53,476	$647

Gross realized gains	$6	$—
Gross realized losses	—	—
Securities gains, net	$6	$—

Income tax expense attributable to sales	$2	$—

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Equity Investments
The table below reflects the carrying value of certain equity investments, which are included in other assets on the consolidated balance sheet, as of the dates indicated.

(in thousands)	March 31, 2025	December 31, 2024
FHLB stock	$18,001	$18,051
Federal Reserve stock	88,008	88,008
Equity securities with readily determinable fair values	2,268	2,341

Note 3 – Loans and Leases and Allowance for Credit Losses

Major classifications of the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”) are summarized as of the dates indicated as follows. At March 31, 2025, remaining manufactured housing loans of $1.48 million are included in the consumer classification as manufactured housing is no longer a significant component of loans following the sale of substantially all of that portfolio in 2024.

(in thousands)	March 31, 2025	December 31, 2024
Owner occupied CRE	$3,418,827	$3,398,217
Income producing CRE	4,416,058	4,360,920
Commercial & industrial	2,506,405	2,428,376
Commercial construction	1,681,389	1,655,710
Equipment financing	1,722,445	1,662,501
Total commercial	13,745,124	13,505,724
Residential mortgage	3,217,742	3,231,479
Home equity	1,099,369	1,064,874
Residential construction	171,073	178,405
Manufactured housing	—	1,723
Consumer	182,535	186,448
Total loans excluding fair value hedge basis adjustment	18,415,843	18,168,653
Fair value hedge basis adjustment	9,522	7,327
Total loans	18,425,365	18,175,980
Less ACL - loans	(211,974)	(206,998)
Loans, net	$18,213,391	$17,968,982

Accrued interest receivable related to loans totaled $58.8 million and $60.1 million on March 31, 2025 and December 31, 2024, respectively, and was reported in other assets on the consolidated balance sheets. Accrued interest receivable was excluded from the estimate of credit losses.

At March 31, 2025 and December 31, 2024, the loan portfolio included certain loans specifically pledged to the Federal Reserve as well as loans covered by a blanket lien on qualifying loan types with the FHLB to secure contingent funding sources.

The following table presents the amortized cost of certain loans held for investment that were sold in the periods indicated. The net gain on these loan sales were included in noninterest income on the consolidated statements of income.

	Three Months Ended March 31,
(in thousands)	2025	2024
Guaranteed portion of SBA/USDA loans	$21,949	$9,388
Equipment financing receivables	4,162	28,323
Total	$26,111	$37,711

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Past Due and Nonaccrual Loans
The following table presents the aging of the amortized cost basis in loans by aging category and accrual status as of the dates indicated. Past due status is based on contractual terms of the loan. The accrual of interest is generally discontinued when a loan becomes 90 days past due.

	Accruing
	Current Loans	Loans Past Due
(in thousands)		30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual Loans	Total Loans
As of March 31, 2025
Owner occupied CRE	$3,403,978	$5,455	$445	$—	$8,949	$3,418,827
Income producing CRE	4,395,192	3,969	361	—	16,536	4,416,058
Commercial & industrial	2,479,071	3,861	1,077	—	22,396	2,506,405
Commercial construction	1,675,181	650	—	—	5,558	1,681,389
Equipment financing	1,701,694	8,302	3,631	—	8,818	1,722,445
Total commercial	13,655,116	22,237	5,514	—	62,257	13,745,124
Residential mortgage	3,189,139	5,501	346	—	22,756	3,217,742
Home equity	1,091,576	3,465	237	—	4,091	1,099,369
Residential construction	169,247	279	736	—	811	171,073
Consumer	180,622	373	117	—	1,423	182,535
Total loans	$18,285,700	$31,855	$6,950	$—	$91,338	$18,415,843

As of December 31, 2024
Owner occupied CRE	$3,381,622	$4,402	$519	$—	$11,674	$3,398,217
Income producing CRE	4,333,651	1,705	207	—	25,357	4,360,920
Commercial & industrial	2,395,889	2,665	483	—	29,339	2,428,376
Commercial construction	1,646,175	1,693	442	—	7,400	1,655,710
Equipment financing	1,644,721	5,939	2,916	—	8,925	1,662,501
Total commercial	13,402,058	16,404	4,567	—	82,695	13,505,724
Residential mortgage	3,199,956	4,808	2,100	—	24,615	3,231,479
Home equity	1,059,010	986	248	—	4,630	1,064,874
Residential construction	177,371	133	844	—	57	178,405
Manufactured housing	155	124	—	—	1,444	1,723
Consumer	185,545	636	129	—	138	186,448
Total loans	$18,024,095	$23,091	$7,888	$—	$113,579	$18,168,653

The following table presents nonaccrual loans held for investment by loan class for the periods indicated.

	Nonaccrual Loans
	March 31, 2025			December 31, 2024
(in thousands)	With no allowance	With an allowance	Total	With no allowance	With an allowance	Total
Owner occupied CRE	$4,717	$4,232	$8,949	$9,926	$1,748	$11,674
Income producing CRE	8,299	8,237	16,536	24,970	387	25,357
Commercial & industrial	16,199	6,197	22,396	21,570	7,769	29,339
Commercial construction	5,233	325	5,558	6,817	583	7,400
Equipment financing	49	8,769	8,818	33	8,892	8,925
Total commercial	34,497	27,760	62,257	63,316	19,379	82,695
Residential mortgage	3,245	19,511	22,756	6,540	18,075	24,615
Home equity	660	3,431	4,091	231	4,399	4,630
Residential construction	726	85	811	—	57	57
Manufactured housing	—	—	—	—	1,444	1,444
Consumer	52	1,371	1,423	36	102	138
Total	$39,180	$52,158	$91,338	$70,123	$43,456	$113,579

At March 31, 2025 and December 31, 2024, United had $52.0 million and $75.1 million, respectively, in loans for which repayment is expected to be provided substantially through the operation or sale of the collateral. Estimated credit losses for these loans are based on the net realizable value of the collateral relative to the amortized cost of the loan. The majority of these loans are income producing CRE and commercial and industrial loans.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Lease Receivables
The equipment financing portfolio includes sales-type and direct financing lease receivables. The components of the net investment in these lease receivables as of March 31, 2025 and December 31, 2024 are provided in the table below.

(in thousands)	March 31, 2025	December 31, 2024
Minimum future lease payments receivable	$100,512	$97,793
Estimated residual value of leased equipment	6,072	5,749
Initial direct costs	1,897	1,856
Security deposits	(512)	(491)
Unearned income	(15,716)	(15,412)
Net investment in leases	$92,253	$89,495

Minimum future lease payments expected to be received from equipment financing lease contracts as of March 31, 2025 were as follows:

(in thousands)
Year
Remainder of 2025	$26,565
2026	30,108
2027	23,392
2028	14,174
2029	5,705
Thereafter	568
Total	$100,512

Credit Quality Indicators
United utilizes internal risk ratings as the primary credit quality indicator as outlined below:

Commercial Purpose Loans. United analyzes commercial loans individually on an ongoing basis based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, public information, and current industry and economic trends, among other factors. Commercial loans are categorized by the credit risk ratings of Pass, Special Mention, Substandard and Doubtful. Special Mention, Substandard and Doubtful ratings are defined by regulatory authorities and represent an elevated level of risk due to weaknesses identified related to the credit and/or borrower. Ratings within these categories are based on the severity of the weakness and the likelihood of repayment. Pass loans are considered to have a low probability of default and do not meet the criteria of the other ratings.

Consumer Purpose Loans. United applies a pass/fail grading system to all consumer purpose loans. Under this system, loans that are on nonaccrual status, become past due 90 days, or are in bankruptcy and 30 or more days past due are classified as “fail” and all other loans are classified as “pass”. For reporting purposes, loans in these categories that are classified as “fail” are reported as substandard and all other loans are reported as pass.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the risk category of term loans and gross charge-offs by vintage year, which is the year of origination or most recent renewal, as of the date indicated.

(in thousands)	Term Loans by Origination Year						Revolvers	Revolvers converted to term loans	Total
As of March 31, 2025	2025	2024	2023	2022	2021	Prior
Owner occupied CRE
Pass	$150,775	$448,528	$524,760	$614,652	$514,570	$890,850	$112,206	$21,672	$3,278,013
Special Mention	—	1,066	14,228	12,784	13,944	12,789	4,537	383	59,731
Substandard	751	3,216	5,326	37,303	10,464	24,023	—	—	81,083
Total owner occupied CRE	$151,526	$452,810	$544,314	$664,739	$538,978	$927,662	$116,743	$22,055	$3,418,827
Current period gross charge-offs	$—	$—	$—	$—	$—	$271	$—	$—	$271
Income producing CRE
Pass	$200,163	$463,350	$490,293	$961,242	$897,443	$1,093,458	$48,023	$14,122	$4,168,094
Special Mention	8,211	9,167	3,091	22,055	2,635	13,826	—	—	58,985
Substandard	19,892	38,657	36,616	15,565	3,539	74,661	49	—	188,979
Total income producing CRE	$228,266	$511,174	$530,000	$998,862	$903,617	$1,181,945	$48,072	$14,122	$4,416,058
Current period gross charge-offs	$—	$—	$—	$1,020	$—	$—	$—	$—	$1,020
Commercial & industrial
Pass	$148,754	$452,321	$412,622	$233,471	$195,458	$293,949	$612,484	$13,708	$2,362,767
Special Mention	57	7,193	12,319	18,625	1,811	4,099	17,523	1,569	63,196
Substandard	1,463	3,712	20,857	6,210	11,937	9,954	19,499	6,810	80,442
Total commercial & industrial	$150,274	$463,226	$445,798	$258,306	$209,206	$308,002	$649,506	$22,087	$2,506,405
Current period gross charge-offs	$—	$48	$2,601	$458	$—	$39	$—	$216	$3,362
Commercial construction
Pass	$115,516	$415,715	$336,528	$481,619	$150,147	$54,809	$43,030	$3,320	$1,600,684
Special Mention	1,026	4,926	462	15,043	5,253	187	6,330	110	33,337
Substandard	—	1,898	2,791	30,155	5,780	6,744	—	—	47,368
Total commercial construction	$116,542	$422,539	$339,781	$526,817	$161,180	$61,740	$49,360	$3,430	$1,681,389
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Equipment financing
Pass	$230,884	$631,599	$414,829	$291,545	$102,181	$37,752	$—	$—	$1,708,790
Special Mention	—	—	—	605	1,853	1,078	—	—	3,536
Substandard	14	880	2,861	3,945	1,614	805	—	—	10,119
Total equipment financing	$230,898	$632,479	$417,690	$296,095	$105,648	$39,635	$—	$—	$1,722,445
Current period gross charge-offs	$—	$420	$1,987	$2,359	$890	$281	$—	$—	$5,937
Residential mortgage
Pass	$34,286	$119,726	$327,970	$1,002,271	$969,663	$732,535	$—	$2,961	$3,189,412
Substandard	—	1,981	3,671	7,761	3,053	11,717	—	147	28,330
Total residential mortgage	$34,286	$121,707	$331,641	$1,010,032	$972,716	$744,252	$—	$3,108	$3,217,742
Current period gross charge-offs	$—	$—	$—	$49	$—	$—	$—	$—	$49
Home equity
Pass	$—	$—	$—	$—	$—	$—	$1,064,489	$30,024	$1,094,513
Substandard	—	—	—	—	—	—	73	4,783	4,856
Total home equity	$—	$—	$—	$—	$—	$—	$1,064,562	$34,807	$1,099,369
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction
Pass	$13,373	$89,598	$35,617	$16,500	$6,617	$8,386	$—	$89	$170,180
Substandard	—	—	668	103	10	112	—	—	893
Total residential construction	$13,373	$89,598	$36,285	$16,603	$6,627	$8,498	$—	$89	$171,073
Current period gross charge-offs	$—	$—	$102	$124	$—	$—	$—	$—	$226
Consumer
Pass	$28,271	$67,519	$37,399	$17,131	$5,587	$7,638	$17,417	$110	$181,072
Substandard	—	324	524	189	118	308	—	—	1,463
Total consumer	$28,271	$67,843	$37,923	$17,320	$5,705	$7,946	$17,417	$110	$182,535
Current period gross charge-offs	$1,211	$92	$90	$59	$33	$7	$—	$22	$1,514

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(in thousands)	Term Loans						Revolvers	Revolvers converted to term loans	Total
As of December 31, 2024	2024	2023	2022	2021	2020	Prior
Owner occupied CRE
Pass	$455,248	$540,913	$621,020	$555,846	$507,121	$425,932	$120,574	$21,867	$3,248,521
Special Mention	1,093	13,414	13,653	14,735	6,520	6,496	4,995	393	61,299
Substandard	3,285	5,365	37,791	9,647	8,519	22,319	1,471	—	88,397
Total owner occupied CRE	$459,626	$559,692	$672,464	$580,228	$522,160	$454,747	$127,040	$22,260	$3,398,217
Current period gross charge-offs	$—	$—	$221	$—	$—	$707	$—	$—	$928
Income producing CRE
Pass	$468,247	$477,887	$977,090	$896,096	$614,584	$606,395	$50,955	$15,025	$4,106,279
Special Mention	16,852	2,145	21,007	2,724	3,538	10,465	50	—	56,781
Substandard	59,437	36,259	16,758	3,411	39,085	42,910	—	—	197,860
Total income producing CRE	$544,536	$516,291	$1,014,855	$902,231	$657,207	$659,770	$51,005	$15,025	$4,360,920
Current period gross charge-offs	$—	$3,128	$—	$—	$—	$1,691	$—	$—	$4,819
Commercial & industrial
Pass	$464,843	$440,557	$270,459	$198,320	$125,964	$180,262	$583,147	$8,480	$2,272,032
Special Mention	8,630	12,438	18,832	2,794	1,238	3,794	24,286	1,806	73,818
Substandard	2,428	22,877	9,773	12,133	3,986	7,081	16,078	8,170	82,526
Total commercial & industrial	$475,901	$475,872	$299,064	$213,247	$131,188	$191,137	$623,511	$18,456	$2,428,376
Current period gross charge-offs	$842	$2,908	$6,826	$1,994	$2,282	$1,236	$—	$3,270	$19,358
Commercial construction
Pass	$448,497	$348,179	$495,712	$153,303	$40,254	$40,004	$46,863	$1,196	$1,574,008
Special Mention	5,005	462	44,152	5,253	—	100	6,040	—	61,012
Substandard	1,900	3,956	1,491	6,549	6,621	173	—	—	20,690
Total commercial construction	$455,402	$352,597	$541,355	$165,105	$46,875	$40,277	$52,903	$1,196	$1,655,710
Current period gross charge-offs	$—	$69	$53	$—	$—	$23	$—	$—	$145
Equipment financing
Pass	$693,205	$454,501	$328,490	$122,920	$33,870	$15,788	$—	$—	$1,648,774
Special Mention	—	—	659	1,989	708	496	—	—	3,852
Substandard	653	2,784	3,453	1,828	527	630	—	—	9,875
Total equipment financing	$693,858	$457,285	$332,602	$126,737	$35,105	$16,914	$—	$—	$1,662,501
Current period gross charge-offs	$261	$5,489	$13,359	$6,418	$1,033	$309	$—	$—	$26,869
Residential mortgage
Pass	$121,145	$321,804	$1,015,693	$989,673	$402,894	$347,249	$—	$2,971	$3,201,429
Substandard	2,291	3,841	8,922	2,410	1,748	10,618	—	220	30,050
Total residential mortgage	$123,436	$325,645	$1,024,615	$992,083	$404,642	$357,867	$—	$3,191	$3,231,479
Current period gross charge-offs	$87	$124	$71	$3	$—	$10	$—	$—	$295
Home equity
Pass	$—	$—	$—	$—	$—	$—	$1,028,340	$31,291	$1,059,631
Substandard	—	—	—	—	—	—	—	5,243	5,243
Total home equity	$—	$—	$—	$—	$—	$—	$1,028,340	$36,534	$1,064,874
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$95	$95
Residential construction
Pass	$74,854	$55,164	$30,216	$8,539	$4,528	$4,872	$—	$90	$178,263
Substandard	—	—	49	—	3	90	—	—	142
Total residential construction	$74,854	$55,164	$30,265	$8,539	$4,531	$4,962	$—	$90	$178,405
Current period gross charge-offs	$—	$221	$73	$48	$—	$—	$—	$—	$342
Manufactured housing
Pass	$124	$—	$—	$—	$—	$150	$—	$—	$274
Substandard	285	506	178	112	169	199	—	—	1,449
Total manufactured housing	$409	$506	$178	$112	$169	$349	$—	$—	$1,723
Current period gross charge-offs	$—	$1,679	$3,570	$2,518	$2,518	$4,304	$—	$—	$14,589
Consumer
Pass	$84,100	$43,889	$20,332	$7,103	$7,625	$563	$22,508	$100	$186,220
Substandard	1	118	42	36	30	1	—	—	228
Total consumer	$84,101	$44,007	$20,374	$7,139	$7,655	$564	$22,508	$100	$186,448
Current period gross charge-offs	$3,082	$281	$162	$34	$11	$8	$—	$152	$3,730

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Modifications to Borrowers Experiencing Financial Difficulty
The period-end amortized cost and additional information regarding loans modified under the terms of a FDM during the three months ended March 31, 2025 and 2024 are presented in the following tables.

	Three Months Ended March 31,
	2025			2024
	New FDMs		Defaults within 12 months of modification	New FDMs		Defaults within 12 months of modification
(dollars in thousands)	Amortized Cost	% of Total Class of Receivable		Amortized Cost	% of Total Class of Receivable
Owner occupied CRE	$1,472	—%	$—	$1,950	0.1%	$—
Income producing CRE	—	—	—	28,540	0.7	—
Commercial & industrial	694	—	—	6,575	0.3	—
Equipment financing	4,917	0.3	7	1,393	0.1	228
Residential mortgage	1,680	0.1	267	1,228	—	—
Home equity	72	—	—	—	—	—
Residential construction	—	—	—	100	—	—
Manufactured housing	—	—	—	128	—	—
Consumer	—	—	—	125	0.1	—
Total loans	$8,835	—	$274	$40,039	0.2	$228

The following table presents the aging category and accrual status of loans modified under the terms of a FDM during the previous 12 months on an amortized cost basis as of March 31, 2025.

	Accruing
		Loans Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual	Total
Owner occupied CRE	$2,601	$—	$—	$—	$268	$2,869
Income producing CRE	12,239	—	—	—	8,154	20,393
Commercial & industrial	3,548	366	—	—	828	4,742
Equipment financing	9,167	517	228	—	789	10,701
Residential mortgage	2,948	—	—	—	1,922	4,870
Home equity	—	—	—	—	72	72
Consumer	95	—	—	—	81	176
Total	$30,598	$883	$228	$—	$12,114	$43,823

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the amortized cost by type of FDM and the applicable weighted-average impact of the modifications for the periods indicated.

New FDMs
	Three Months Ended March 31,
	2025		2024
(dollars in thousands)	Amortized Cost	Weighted Average Modification	Amortized Cost	Weighted Average Modification
Extension
Owner occupied CRE	$—		$243	1 year
Commercial & industrial	—		6,117	7 months
Residential mortgage	—		27	1 year
Consumer	—		125	5 months
Total	—		6,512

Payment Delay
Owner occupied CRE (1)	1,472	6 months	266	N/A
Income producing CRE (2)	—		28,540	1 year
Commercial & industrial (1)	—		179	6 months
Residential construction	—		100	6 months
Total	1,472		29,085

Rate Reduction
Residential mortgage	166	400 basis points	—
Home equity	72	400 basis points	—
Total	238		—

Principal Forgiveness
Commercial and industrial	694	$355	—

Payment Delay and Extension
Commercial & industrial	—		279	Payment delay: 4 months; Extension: 3 years
Equipment financing	4,917	Extension and payment delay: 8 months	1,393	Extension and payment delay: 7 months
Total	4,917		1,672

Rate Reduction and Extension
Residential mortgage	1,514	Rate reduction: 241 basis points; Extension: 6.5 years	1,201	Rate reduction: 444 basis points; Extension: 2 years
Manufactured housing	—		128	Rate reduction: 624 basis points; Extension: 6 years
Total	1,514		1,329

Rate Reduction and Payment Delay
Owner occupied CRE	—		1,441	Rate reduction: 75 basis points; Payment delay: 6 months

Total	$8,835		$40,039
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

At March 31, 2025, the baseline economic forecast had worsened slightly relative to the forecast at December 31, 2024 due to uncertainty related to the federal administration’s policies. At March 31, 2025, United applied qualitative adjustments to decrease the model’s calculated ACL for the residential mortgage, commercial and industrial and commercial construction portfolios to better reflect management’s expectations of future performance as indicated by internal credit performance measures. In addition, at March 31, 2025, United’s qualitative adjustment to estimate losses for loans to borrowers affected by Hurricane Helene added $7.17 million to the ACL balance, compared to $9.80 million at December 31, 2024.

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

The following table presents the balance and activity in the ACL by portfolio segment for the periods indicated.

	Three Months Ended March 31, 2025
(in thousands)	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied CRE	$19,873	$(271)	$145	$1,758	$21,505
Income producing CRE	41,427	(1,020)	302	5,108	45,817
Commercial & industrial	35,441	(3,362)	915	4,710	37,704
Commercial construction	16,370	—	138	217	16,725
Equipment financing	47,415	(5,937)	895	5,227	47,600
Residential mortgage	32,259	(49)	50	(2,581)	29,679
Home equity	11,247	—	62	(1,012)	10,297
Residential construction	1,672	(226)	7	169	1,622
Manufactured housing (1)	450	—	—	(450)	—
Consumer	844	(1,514)	258	1,437	1,025
ACL - loans	206,998	(12,379)	2,772	14,583	211,974
ACL - unfunded commitments	10,391	—	—	836	11,227
Total ACL	$217,389	$(12,379)	$2,772	$15,419	$223,201
(1) The release of ACL presented for manufactured housing loans represents a reclassification of the reserve to the consumer line where these loan balances are reflected as of March 31, 2025.

	Three Months Ended March 31, 2024
	Beginning Balance	Charge- Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied CRE	$23,542	$(428)	$226	$(3,682)	$19,658
Income producing CRE	47,755	(229)	24	(752)	46,798
Commercial & industrial	30,890	(4,786)	880	4,874	31,858
Commercial construction	21,741	(53)	33	(1,698)	20,023
Equipment financing	33,383	(7,289)	927	12,961	39,982
Residential mortgage	28,219	(16)	32	401	28,636
Home equity	9,647	(7)	61	14	9,715
Residential construction	1,833	(133)	14	(185)	1,529
Manufactured housing	10,339	(1,607)	38	3,274	12,044
Consumer	722	(861)	266	564	691
ACL - loans	208,071	(15,409)	2,501	15,771	210,934
ACL - unfunded commitments	16,057	—	—	(2,872)	13,185
Total ACL	$224,128	$(15,409)	$2,501	$12,899	$224,119

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Derivatives and Hedging Activities

The table below presents the fair value of derivative financial instruments, which are included in other assets and other liabilities on the consolidated balance sheet, as of the dates indicated:

	March 31, 2025			December 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Derivative Asset	Derivative Liability		Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Cash flow hedge of subordinated debt	$100,000	$9,410	$—	$100,000	$11,196	$—
Cash flow hedges of trust preferred securities	20,000	—	—	20,000	—	—
Fair value hedges of AFS debt securities	812,166	—	—	821,507	—	—
Fair value hedges of loans	1,650,000	—	—	1,650,000	—	—
Total	2,582,166	9,410	—	2,591,507	11,196	—

Derivatives not designated as hedging instruments:
Customer derivative positions	1,285,967	5,620	49,597	1,225,732	1,740	63,703
Dealer offsets to customer derivative positions	1,285,942	15,547	5,678	1,225,732	21,897	1,811
Risk participations	122,345	—	139	81,147	—	12
Mortgage banking - loan commitments	86,487	2,059	—	52,444	822	—
Mortgage banking - forward sales commitment	89,281	5	144	77,401	394	34
Bifurcated embedded derivatives	51,935	9,260	—	51,935	10,834	—
Dealer offsets to bifurcated embedded derivatives	51,935	—	10,686	51,935	—	12,274
Total	2,973,892	32,491	66,244	2,766,326	35,687	77,834

Total derivatives	$5,556,058	$41,901	$66,244	$5,357,833	$46,883	$77,834

Total gross derivative instruments		$41,901	$66,244		$46,883	$77,834
Less: Amounts subject to master netting agreements		(5,476)	(5,476)		(1,900)	(1,900)
Less: Cash collateral received/pledged		(21,645)	(10,929)		(33,005)	(12,230)
Net amount		$14,780	$49,839		$11,978	$63,704

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

Hedging Derivatives

Cash Flow Hedges of Interest Rate Risk
As of March 31, 2025 and December 31, 2024, United utilized interest rate caps and swaps to hedge the variability of cash flows due to changes in interest rates on certain of its variable-rate subordinated debt and trust preferred securities. Gains and losses related to changes in fair value are reclassified into earnings in the periods the hedged forecasted transactions occur. Over the next twelve months, United expects to reclassify $3.97 million of gains from AOCI into earnings related to these agreements.

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

	Affected Income Statement Line Item Increase/(Decrease) to Earnings	Three Months Ended March 31,
(in thousands)		2025	2024
Fair value hedges:
AFS securities:
Amounts related to interest settlements on derivatives		$1,341	2,856
(Loss) gain recognized on derivative		(8,304)	9,462
Gain (loss) recognized on hedged items		8,407	(9,798)
Net income recognized on AFS securities fair value hedges	Interest revenue- investment securities	$1,444	$2,520
Loans:
Amounts related to interest settlements on derivatives		$(560)	$1,298
(Loss) gain recognized on derivatives		(2,008)	2,158
Gain (loss) recognized on hedged items		2,195	(2,295)
Net (loss) income recognized on loan fair value hedges	Interest revenue - loans, including fees	$(373)	$1,161

Cash flow hedges:
Long-term debt (1)	Interest expense- long term debt	$1,121	$1,440
 (1) Includes premium amortization expense excluded from the assessment of hedge effectiveness of $116,000 and $118,000 for the three months ended March 31, 2025 and 2024, respectively.

The table below presents the carrying amount of hedged items and cumulative fair value hedging basis adjustments for the periods presented. All fair value hedges of AFS debt securities and loans at March 31, 2025 and December 31, 2024 were designated under the portfolio layer method.

(in thousands)	March 31, 2025			December 31, 2024
Balance Sheet Location	Carrying Amount	Hedge Accounting Basis Adjustment	Hedged Portfolio Layer	Carrying Amount	Hedge Accounting Basis Adjustment	Hedged Portfolio Layer
Debt securities AFS (1)	$994,491	$(1,344)	$812,166	$1,002,511	$(9,752)	$821,507
Loans and leases held for investment	4,549,948	9,522	1,650,000	4,628,030	7,327	1,650,000
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

In addition, in connection with residential mortgage loans that are originated with the intention of selling them, United enters into commitments to originate residential mortgage loans and forward loan sales commitments.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The table below presents the gains and losses recognized in income on derivatives not designated as hedging instruments for the periods indicated.

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
(in thousands)		2025	2024
Customer derivatives and dealer offsets	Other noninterest income	$944	$(245)
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	6	(192)
Mortgage banking derivatives	Mortgage loan gains and other related fees	410	901
Risk participations	Other noninterest income	194	2
		$1,554	$466

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

Note 5 – Assets and Liabilities Measured at Fair Value
Accounting standards define fair value as the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants on the measurement date. Fair values are categorized within a three-level measurement hierarchy:
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

United has processes in place to review the significant valuation inputs and to assesses on a quarterly basis how instruments are classified within the valuation framework. Transfers into or out of fair value hierarchy levels are made as the observability of input assumptions change. During the three months ended March 31, 2025, there were no changes to valuation approaches or techniques that warranted a hierarchy level change.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall.

(in thousands)
March 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$407,561	$—	$—	$407,561
U.S. Government agencies & GSEs	—	308,803	—	308,803
State and political subdivisions	—	159,054	—	159,054
Residential MBS	—	2,220,189	—	2,220,189
Commercial MBS	—	804,809	—	804,809
Corporate bonds	—	141,142	2,230	143,372
Asset-backed securities	—	278,856	—	278,856
Equity securities	—	2,268	—	2,268
Mortgage loans held for sale	—	37,344	—	37,344
Mutual funds	14,074	—	—	14,074
Servicing rights for SBA/USDA loans	—	—	4,920	4,920
Residential mortgage servicing rights	—	—	39,660	39,660
Contingent consideration receivable	—	—	7,390	7,390
Derivative financial instruments	—	30,582	11,319	41,901
Total assets	$421,635	$3,983,047	$65,519	$4,470,201

Liabilities:
Deferred compensation plan liability	$14,078	$—	$—	$14,078
Derivative financial instruments	—	55,419	10,825	66,244
Total liabilities	$14,078	$55,419	$10,825	$80,322

(in thousands)
December 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$503,669	$—	$—	$503,669
U.S. Government agencies & GSEs	—	320,267	—	320,267
State and political subdivisions	—	158,232	—	158,232
Residential MBS	—	2,229,959	—	2,229,959
Commercial MBS	—	822,897	—	822,897
Corporate bonds	—	150,394	2,226	152,620
Asset-backed securities	—	248,647	—	248,647
Equity securities	—	2,341	—	2,341
Mortgage loans held for sale	—	57,534	—	57,534
Mutual funds	15,335	—	—	15,335
Servicing rights for SBA/USDA loans	—	—	4,697	4,697
Residential mortgage servicing rights	—	—	39,294	39,294
Contingent consideration receivable	—	—	7,470	7,470
Derivative financial instruments	—	35,227	11,656	46,883
Total assets	$519,004	$4,025,498	$65,343	$4,609,845

Liabilities:
Deferred compensation plan liability	$15,331	$—	$—	$15,331
Derivative financial instruments	—	65,548	12,286	77,834
Total liabilities	$15,331	$65,548	$12,286	$93,165

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Level 3 Fair Value Measurements

The following table presents quantitative information about significant unobservable inputs related to United’s material categories of Level 3 financial instruments measured at fair value on a recurring basis as of the dates indicated.

Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Inputs	March 31, 2025		December 31, 2024
			Range	Weighted Average	Range	Weighted Average
Residential mortgage servicing rights	Discounted cash flow	Discount rate	10.0 - 12.5	10.1	10.0 - 14.0	10.1
		Prepayment rate	6.5 - 25.9	7.5	6.5 - 77.6	7.6
Derivative assets - mortgage	Internal model	Pull through rate	50.0 - 100	90.3	70.4 - 100	91.6
Derivative assets and liabilities - other	Dealer priced	Dealer priced	N/A	N/A	N/A	N/A
Contingent consideration receivable	Discounted cash flow	Discount rate	0.0 - 7.1	6.4	0.0 - 7.1	6.4
		Probability of achievement	89.3 - 100	92.6	89.3 - 100	92.6

The table below presents a reconciliation of the beginning and ending balances of Level 3 assets and liabilities measured at fair value on a recurring basis for the periods indicated.

	2025						2024
(in thousands)	Derivative Assets	Derivative Liabilities	SBA/USDA Loan Servicing Rights	Residential Mortgage Servicing Rights	Corporate Bonds	Contingent Consideration Receivable	Derivative Assets	Derivative Liabilities	SBA/USDA Loan Servicing Rights	Residential Mortgage Servicing Rights	Corporate Bonds
Three Months Ended March 31,
Beginning balance	$11,656	$12,286	$4,697	$39,294	$2,226	$7,470	$10,642	$11,172	$5,444	$35,897	$2,205
Additions	1,842	321	442	1,052	—	—	1,466	—	170	718	—
Transfers from Level 2	—	—	—	—	—	—	484	925	—	—	—
Sales and settlements	(605)	—	(137)	(608)	—	(80)	(923)	—	(241)	(760)	—
Fair value adjustments included in OCI	—	—	—	—	4	—	—	—	—	—	(45)
Fair value adjustments included in earnings	(1,574)	(1,782)	(82)	(78)	—	—	1,142	1,088	134	1,503	—
Ending balance	$11,319	$10,825	$4,920	$39,660	$2,230	$7,390	$12,811	$13,185	$5,507	$37,358	$2,160

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

Mortgage Loans Held for Sale
(in thousands)	March 31, 2025	December 31, 2024
Outstanding principal balance	$36,086	$56,097
Fair value	37,344	57,534

Gain (Loss) from Change in Fair Value on Mortgage Loans Held for Sale
Location	Three Months Ended March 31,
(in thousands)	2025	2024
Mortgage loan gains and other related fees	$(179)	$(31)

Changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of assets that were still held as of March 31, 2025 and December 31, 2024, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented.

(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2025
Loans held for investment	$—	$—	$12,879	$12,879

December 31, 2024
Loans held for investment	$—	$—	$27,313	$27,313

Loans held for investment that are reported above are generally impaired loans that have either been partially charged off or have specific reserves assigned to them.

Assets and Liabilities Not Measured at Fair Value
The following disclosure provides estimated fair values for financial instruments not carried at fair value on the Consolidated Balance Sheets. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect the premium or discount on any particular financial instrument that could result from the sale of United’s entire holdings. All estimates are inherently subjective in nature. Changes in assumptions could significantly affect the estimates.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value Level
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
March 31, 2025
Assets:
HTM debt securities	$2,338,571	$18,508	$1,933,727	$—	$1,952,235
Loans and leases, net	18,213,391	—	—	17,535,171	17,535,171

Liabilities:
Deposits	23,762,405	—	23,758,945	—	23,758,945
Long-term debt	254,287	—	—	249,949	249,949

December 31, 2024
Assets:
HTM debt securities	$2,368,107	$18,162	$1,925,964	$—	$1,944,126
Loans and leases, net	17,968,982	—	—	17,325,630	17,325,630

Liabilities:
Deposits	23,460,975	—	23,453,487	—	23,453,487
Long-term debt	254,152	—	—	248,657	248,657

Note 6 – Reclassifications Out of AOCI

The following table presents the details regarding amounts reclassified out of AOCI for the periods indicated. Amounts shown in parentheses reduce earnings.

(in thousands)
Details about AOCI Components	Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
	2025	2024
Realized net gains on AFS securities:
	$6	$—	Securities gains, net
	(2)	—	Income tax expense
	$4	$—	Net of tax

Amortization of unrealized losses on HTM securities transferred from AFS:
	$(1,964)	$(2,063)	Investment securities interest revenue
	464	493	Income tax expense
	$(1,500)	$(1,570)	Net of tax

Reclassifications related to derivative instruments accounted for as cash flow hedges:
Interest rate contracts	$1,121	$1,440	Long-term debt interest expense
	(283)	(368)	Income tax expense
	$838	$1,072	Net of tax

Amortization of defined benefit pension plan net periodic pension cost components:
Prior service cost	$(25)	$(44)	Salaries and employee benefits expense
Actuarial gain	42	—	Other expense
	17	(44)	Total before tax
	(4)	11	Income tax expense
	$13	$(33)	Net of tax

Total reclassifications for the period	$(645)	$(531)	Net of tax

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 7 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Net income	$71,413	$62,631
Dividends on preferred stock	(1,573)	(1,573)
Earnings allocated to participating securities	(411)	(345)
Net income available to common shareholders	$69,429	$60,713

Weighted average shares outstanding:
Basic	120,043	119,662
Effect of dilutive securities:
Stock options	88	81
Restricted stock units	70	—
Diluted	120,201	119,743

Net income per common share:
Basic	$0.58	$0.51
Diluted	$0.58	$0.51

For the three months ended March 31, 2025, no potentially dilutive shares of common stock issuable upon exercise of stock options were excluded from the computation of earnings per share because of their antidilutive effect. For the three months ended March 31, 2024, 984 potentially dilutive shares of common stock issuable upon exercise of stock options were excluded from the computation of earnings per share because of their antidilutive effect.

Note 8 – Regulatory Matters

As of March 31, 2025, United and the Bank were categorized as well-capitalized under the regulatory requirements in effect at that time. To be categorized as well-capitalized, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at the time, as set forth in the table below, and have met certain other requirements. Management believes that United and the Bank exceeded all well-capitalized requirements at March 31, 2025, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.

Regulatory capital ratios at March 31, 2025 and December 31, 2024, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under regulatory requirements in effect at such times, are presented below for United and the Bank:

			United Community Banks, Inc. (Consolidated)		United Community Bank
(dollars in thousands)	Minimum (1)	Well- Capitalized	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Risk-based ratios:
CET1 capital	4.5%	6.5%	13.29%	13.27%	12.68%	13.05%
Tier 1 capital	6.0	8.0	13.73	13.72	12.68	13.05
Total capital	8.0	10.0	15.11	15.17	13.74	14.08
Leverage ratio	4.0	5.0	10.15	9.96	9.37	9.46

CET1 capital			$2,645,491	$2,608,136	$2,516,229	$2,555,941
Tier 1 capital			2,733,757	2,696,402	2,516,229	2,555,941
Total capital			3,008,815	2,982,273	2,726,287	2,756,811
Risk-weighted assets			19,909,871	19,655,227	19,840,404	19,582,815
Average total assets for the leverage ratio			26,930,516	27,059,513	26,858,922	27,014,385
(1) As of March 31, 2025 and December 31, 2024, the minimum ratios as presented were subject to an additional capital conservation buffer of 2.50%

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 9 – Commitments and Contingencies

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

The following table summarizes the contractual amount of significant off-balance sheet instruments as of the dates indicated.

(in thousands)	March 31, 2025	December 31, 2024
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$4,086,002	$3,970,991
Letters of credit	61,606	57,983

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

Note 10 - Subsequent Events

Acquisition of ANB Holdings, Inc.
On May 1, 2025, United completed the previously announced acquisition of ANB Holdings, Inc. and its wholly-owned subsidiary, American National Bank, collectively referred to as “ANB”. ANB is headquartered in Oakland Park, Florida where it operates one banking location. As of March 31, 2025, American National Bank had total assets of $452 million, total loans of $317 million, and total deposits of $387 million.

ANB shareholders received $65.7 million, or 2,380,952 shares, of United common stock as consideration for the transaction. The acquisition will be accounted for as a business combination. Due to the timing of the acquisition, United is currently in the process of completing the purchase accounting and will make all of the remaining required disclosures as of June 30, 2025.

Share Repurchases
Beginning in April 2025, through May 7, 2025, United repurchased 505,898 shares of common stock for $13.9 million in accordance with its common stock repurchase program.

Debt Redemption
United has provided a redemption notice to the holders of the 2030 senior debentures of $100 million. Repayment is scheduled to occur during the second quarter of 2025.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at March 31, 2025 and December 31, 2024 and our results of operations for the three months ended March 31, 2025 and 2024. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. The following discussion and analysis should be read along with our consolidated financial statements and related notes included in Part I - Item 1 of this Report, “Cautionary Note Regarding Forward-Looking Statements” and the risk factors discussed in our 2024 10-K and the other reports we have filed with the SEC after we filed the 2024 10-K.

Unless the context otherwise requires, the terms “we,” “our,” “us” refer to United on a consolidated basis.

Overview

We offer a wide array of commercial and consumer banking services and investment advisory solutions through a 200 branch network throughout Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama. Our equipment finance and SBA/USDA lending businesses operate throughout the United States. At March 31, 2025, we had consolidated total assets of $27.9 billion and 2,982 full-time equivalent employees.

Results of Operations
We reported net income and diluted earnings per common share of $71.4 million and $0.58, respectively, for the first quarter of 2025. This compared to net income and diluted earnings per common share of $62.6 million and $0.51, respectively, for the same period in 2024. We reported total revenue for the first quarters of 2025 and 2024 of $248 million and $239 million, respectively.

Net interest revenue increased to $212 million for the first quarter of 2025, compared to $199 million for the first quarter of 2024. The increase was mostly driven by a $14.9 million decrease in deposit interest expense as the average rate paid on interest-bearing deposits decreased 42 basis points. The net interest margin increased to 3.36% for the three months ended March 31, 2025 from 3.20% for the same period in 2024, primarily due to the steeper decrease in interest rates paid on deposits compared to the decrease in interest rates earned on loans.

Noninterest income of $35.7 million for the first quarter of 2025 was down $3.93 million, or 10%, from the first quarter of 2024, primarily driven by a $1.39 million decrease in mortgage loan gains and related fees and a $1.85 million decrease in wealth management fees. The decrease in mortgage loan gains and related fees was primarily due to a less favorable fair value adjustment on our mortgage servicing asset. The decrease in wealth management fees reflects the decrease in assets under management following the sale of FinTrust in the fourth quarter of 2024.

We recorded a provision for credit losses of $15.4 million and $12.9 million for the first quarters of 2025 and 2024, respectively. The higher provision expense for the first quarter of 2025 reflects a less favorable economic forecast and net loan growth, partially offset by lower net charge-offs and a partial release of the 2024 reserve related to Hurricane Helene.

For the first quarter of 2025, noninterest expenses of $141 million decreased by $3.90 million compared to the same period of 2024. The decrease was largely driven by a decrease in FDIC assessment and other regulatory charges of $2.92 million as the first quarter of 2024 included $2.50 million in expense related to the FDIC special assessment.

Results for the first quarter of 2025 are discussed in further detail throughout the following sections of MD&A.

Critical Accounting Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Our accounting and reporting estimates are in accordance with GAAP and conform to customary practices within the banking industry. Estimates that are susceptible to significant changes include accounting for the ACL and fair value measurements, both of which require significant judgments by management. Actual results could differ significantly from those estimates. Also, different assumptions in the application of these accounting estimates could result in material changes in our consolidated financial position or consolidated results of operations. Our critical accounting estimates are discussed in MD&A in our 2024 10-K.

Non-GAAP Reconciliation and Explanation

This Report contains financial information determined by methods other than in accordance with GAAP. Such non-GAAP financial information includes the following measures: “tangible book value per common share,” and “tangible common equity to tangible assets.” In addition, management presents non-GAAP operating performance measures, which exclude merger-related and other items that are not part of our ongoing business operations. Operating performance measures include “noninterest income - operating,” “noninterest expense - operating,” “net income – operating,” “diluted income per common share – operating,” “tangible book value per common share,” “return on common equity – operating,” “return on tangible common equity – operating,” “return on assets – operating,” “efficiency ratio – operating” and “tangible common equity to tangible assets” We have developed internal policies and procedures to accurately capture and account for merger-related and other charges and those charges are reviewed with the Audit Committee of our Board each quarter. We use these non-GAAP measures because we believe they provide useful supplemental information for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. We believe these non-GAAP measures may also provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as a comparison to financial results for prior periods. Nevertheless, non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. These non-GAAP measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP. In addition, because non-GAAP measures are not standardized, it may not be possible to compare our non-GAAP measures to similarly titled measures used by other companies. To the extent applicable, reconciliations of these non-GAAP measures to the most directly comparable measures as reported in accordance with GAAP are included in Table 1 of MD&A.

UNITED COMMUNITY BANKS, INC.
Table 1 - Financial Highlights
(dollars in thousands, except per share data)
	2025	2024				First Quarter 2025 - 2024 Change
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
INCOME SUMMARY
Interest revenue	$335,357	$344,962	$349,086	$346,965	$336,728
Interest expense	123,336	134,629	139,900	138,265	137,579
Net interest revenue	212,021	210,333	209,186	208,700	199,149	6%
Noninterest income	35,656	40,522	8,091	36,556	39,587	(10)
Total revenue	247,677	250,855	217,277	245,256	238,736	4
Provision for credit losses	15,419	11,389	14,428	12,235	12,899
Noninterest expenses	141,099	143,056	143,065	147,044	145,002	(3)
Income before income tax expense	91,159	96,410	59,784	85,977	80,835	13
Income tax expense	19,746	20,606	12,437	19,362	18,204	8
Net income	71,413	75,804	47,347	66,615	62,631	14
Non-operating items	1,297	2,203	29,385	6,493	2,187
Income tax benefit of non-operating items	(281)	(471)	(6,276)	(1,462)	(493)
Net income - operating (1)	$72,429	$77,536	$70,456	$71,646	$64,325	13

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$0.58	$0.61	$0.38	$0.54	$0.51	14
Diluted net income - operating (1)	0.59	0.63	0.57	0.58	0.52	13
Cash dividends declared	0.24	0.24	0.24	0.23	0.23	4
Book value	28.42	27.87	27.68	27.18	26.83	6
Tangible book value (3)	20.58	20.00	19.66	19.13	18.71	10
Key performance ratios:
Return on common equity - GAAP (2)(4)	7.89%	8.40%	5.20%	7.53%	7.14%
Return on common equity - operating (1)(2)(4)	8.01	8.60	7.82	8.12	7.34
Return on tangible common equity - operating (1)(2)(3)(4)	11.21	12.12	11.17	11.68	10.68
Return on assets - GAAP (4)	1.02	1.06	0.67	0.97	0.90
Return on assets - operating (1)(4)	1.04	1.08	1.01	1.04	0.93
Net interest margin (FTE) (4)	3.36	3.26	3.33	3.37	3.20
Efficiency ratio - GAAP	56.74	56.05	65.51	59.70	60.47
Efficiency ratio - operating (1)	56.22	55.18	57.37	57.06	59.15
Equity to total assets	12.56	12.38	12.45	12.35	12.06
Tangible common equity to tangible assets (3)	9.18	8.97	8.93	8.78	8.49

ASSET QUALITY
NPAs	$93,290	$115,635	$114,960	$116,722	$107,230	(13)
ACL - loans	211,974	206,998	205,290	213,022	210,934	—
Net charge-offs	9,607	9,517	23,651	11,614	12,908
ACL - loans to loans	1.15%	1.14%	1.14%	1.17%	1.15%
Net charge-offs to average loans (4)	0.21	0.21	0.52	0.26	0.28
NPAs to total assets	0.33	0.42	0.42	0.43	0.39

AT PERIOD END ($ in millions)
Loans	$18,425	$18,176	$17,964	$18,211	$18,375	—
Investment securities	6,661	6,804	6,425	6,038	5,859	14
Total assets	27,874	27,720	27,373	27,057	27,365	2
Deposits	23,762	23,461	23,253	22,982	23,332	2
Shareholders’ equity	3,501	3,432	3,407	3,343	3,300	6
Common shares outstanding (thousands)	119,514	119,364	119,283	119,175	119,137	—
(1) Excludes non-operating items as detailed on Non-GAAP Performance Measures Reconciliation on next page. (2) Net income less preferred stock dividends, divided by average realized common equity, which excludes AOCI. (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Financial Highlights
Non-GAAP Performance Measures Reconciliation
(dollars in thousands, except per share data)
	2025	2024
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Noninterest income reconciliation
Noninterest income (GAAP)	$35,656	$40,522	$8,091	$36,556	$39,587
Loss on sale of manufactured housing loans	—	—	27,209	—	—
Gain on lease termination	—	—	—	—	(2,400)
Noninterest income - operating	$35,656	$40,522	$35,300	$36,556	$37,187

Noninterest expense reconciliation
Noninterest expenses (GAAP)	$141,099	$143,056	$143,065	$147,044	$145,002
Loss on FinTrust (goodwill impairment)	—	—	—	(5,100)	—
FDIC special assessment	—	—	—	764	(2,500)
Merger-related and other charges	(1,297)	(2,203)	(2,176)	(2,157)	(2,087)
Noninterest expenses - operating	$139,802	$140,853	$140,889	$140,551	$140,415

Net income to operating income reconciliation
Net income (GAAP)	$71,413	$75,804	$47,347	$66,615	$62,631
Loss on sale of manufactured housing loans	—	—	27,209	—	—
Gain on lease termination	—	—	—	—	(2,400)
Loss on FinTrust (goodwill impairment)	—	—	—	5,100	—
FDIC special assessment	—	—	—	(764)	2,500
Merger-related and other charges	1,297	2,203	2,176	2,157	2,087
Income tax benefit of non-operating items	(281)	(471)	(6,276)	(1,462)	(493)
Net income - operating	$72,429	$77,536	$70,456	$71,646	$64,325

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$0.58	$0.61	$0.38	$0.54	$0.51
Loss on sale of manufactured housing loans	—	—	0.18	—	—
Gain on lease termination	—	—	—	—	(0.02)
Loss on FinTrust (goodwill impairment)	—	—	—	0.03	—
FDIC special assessment	—	—	—	—	0.02
Merger-related and other charges	0.01	0.02	0.01	0.01	0.01
Diluted income per common share - operating	$0.59	$0.63	$0.57	$0.58	$0.52

Book value per common share reconciliation
Book value per common share (GAAP)	$28.42	$27.87	$27.68	$27.18	$26.83
Effect of goodwill and other intangibles	(7.84)	(7.87)	(8.02)	(8.05)	(8.12)
Tangible book value per common share	$20.58	$20.00	$19.66	$19.13	$18.71

Return on tangible common equity reconciliation
Return on common equity (GAAP)	7.89%	8.40%	5.20%	7.53%	7.14%
Loss on sale of manufactured housing loans	—	—	2.43	—	—
Gain on lease termination	—	—	—	—	(0.22)
Loss on FinTrust (goodwill impairment)	—	—	—	0.46	—
FDIC special assessment	—	—	—	(0.07)	0.23
Merger-related and other charges	0.12	0.20	0.19	0.20	0.19
Return on common equity - operating	8.01	8.60	7.82	8.12	7.34
Effect of goodwill and other intangibles	3.20	3.52	3.35	3.56	3.34
Return on tangible common equity - operating	11.21%	12.12%	11.17%	11.68%	10.68%

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Financial Highlights
Non-GAAP Performance Measures Reconciliation
(dollars in thousands, except per share data)
	2025	2024
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Return on assets reconciliation
Return on assets (GAAP)	1.02%	1.06%	0.67%	0.97%	0.90%
Loss on sale of manufactured housing loans	—	—	0.31	—	—
Gain on lease termination	—	—	—	—	(0.03)
Loss on FinTrust (goodwill impairment)	—	—	—	0.06	—
FDIC special assessment	—	—	—	(0.01)	0.03
Merger-related and other charges	0.02	0.02	0.03	0.02	0.03
Return on assets - operating	1.04%	1.08%	1.01%	1.04%	0.93%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	56.74%	56.05%	65.51%	59.70%	60.47%
Loss on sale of manufactured housing loans	—	—	(7.15)	—	—
Gain on lease termination	—	—	—	—	0.60
Loss on FinTrust (goodwill impairment)	—	—	—	(2.07)	—
FDIC special assessment	—	—	—	0.31	(1.05)
Merger-related and other charges	(0.52)	(0.87)	(0.99)	(0.88)	(0.87)
Efficiency ratio - operating	56.22%	55.18%	57.37%	57.06%	59.15%

Tangible common equity to tangible assets reconciliation
Equity to total assets (GAAP)	12.56%	12.38%	12.45%	12.35%	12.06%
Effect of goodwill and other intangibles	(3.06)	(3.09)	(3.20)	(3.24)	(3.25)
Effect of preferred equity	(0.32)	(0.32)	(0.32)	(0.33)	(0.32)
Tangible common equity to tangible assets	9.18%	8.97%	8.93%	8.78%	8.49%

Net Interest Revenue

The following discussion provides additional details on the daily average balances and net interest revenue for the periods presented. The table that follows indicates the relationship between interest revenue and expense and the daily average amounts of assets and liabilities, which provides further insight into net interest spread and net interest margin for the periods indicated.

Net interest revenue for the first quarters of 2025 and 2024 was $212 million and $199 million, respectively. FTE net interest revenue for the first quarter of 2025 was $213 million, representing an increase of $12.8 million, or 6%, from the same period in 2024. The net interest spread for the first quarters of 2025 and 2024 was 2.46% and 2.16%, respectively. The net interest margin for the first quarters of 2025 and 2024 was 3.36% and 3.20%, respectively.

The interest rate environment changes over the past year included 100 basis points of federal funds rate cuts, which resulted in decreases in both earning-asset yields and funding costs. As a result, FTE net interest revenue for the first quarter of 2025 increased compared to the same period of 2024 as the decrease in deposit interest expense of $14.9 million more than offset the $10.0 million decrease in loan interest revenue. In addition, interest revenue from taxable securities increased $12.5 million due to both a higher average balance and an increase in the average rate earned as we have continued to reinvest in higher-yielding securities. We also experienced a decrease in interest revenue from federal funds sold and other interest-earning assets due to lower interest rates. The increase in net interest margin and net interest spread was primarily driven by a steeper decrease in average rates paid on deposits compared to the decrease in rates earned on loans.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended March 31,
(dollars in thousands, (FTE))

	2025			2024
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$18,213,501	$273,930	6.10%	$18,299,739	$283,960	6.24%
Taxable securities (3)	6,737,658	57,172	3.39	5,828,391	44,715	3.07
Tax-exempt securities (FTE) (1)(3)	356,712	2,245	2.52	366,350	2,311	2.52
Federal funds sold and other interest-earning assets	400,592	3,001	3.04	674,594	6,805	4.06
Total interest-earning assets (FTE)	25,708,463	336,348	5.29	25,169,074	337,791	5.39

Noninterest-earning assets:
Allowance for credit losses	(210,169)			(212,996)
Cash and due from banks	219,540			221,203
Premises and equipment	396,443			386,021
Other assets (3)	1,610,104			1,618,315
Total assets	$27,724,381			$27,181,617

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$6,134,004	37,390	2.47	$6,078,090	46,211	3.06
Money market	6,583,963	49,541	3.05	5,864,217	50,478	3.46
Savings	1,096,308	624	0.23	1,192,828	706	0.24
Time	3,446,048	30,831	3.63	3,596,486	35,944	4.02
Brokered time deposits	50,447	548	4.41	50,343	445	3.56
Total interest-bearing deposits	17,310,770	118,934	2.79	16,781,964	133,784	3.21
Federal funds purchased and other borrowings	80,760	1,107	5.56	13	—	—
Federal Home Loan Bank advances	38,900	433	4.51	4	—	—
Long-term debt	254,220	2,862	4.57	324,838	3,795	4.70
Total borrowed funds	373,880	4,402	4.77	324,855	3,795	4.70
Total interest-bearing liabilities	17,684,650	123,336	2.83	17,106,819	137,579	3.23

Noninterest-bearing liabilities:
Noninterest-bearing deposits	6,194,217			6,398,079
Other liabilities	369,939			390,451
Total liabilities	24,248,806			23,895,349
Shareholders' equity	3,475,575			3,286,268
Total liabilities and shareholders' equity	$27,724,381			$27,181,617

Net interest revenue (FTE)		$213,012			$200,212
Net interest-rate spread (FTE)			2.46%			2.16%
Net interest margin (FTE) (4)			3.36%			3.20%

(1)Interest revenue on tax-exempt securities and loans includes a taxable-equivalent adjustment to reflect comparable interest on taxable securities and loans. The FTE adjustment totaled $991,000 and $1.06 million, respectively, for the three months ended March 31, 2025 and 2024. The tax rate used to calculate the adjustment was 26%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)Included in the average balance of loans outstanding are loans on which the accrual of interest has been discontinued and loans that are held for sale.
(3)Unrealized losses on AFS securities, including those related to the transfer from AFS to HTM, have been reclassified to other assets. Pretax unrealized losses of $269 million in 2025 and $322 million in 2024 are included in other assets for purposes of this presentation.
(4)Net interest margin is taxable equivalent net interest revenue divided by average interest-earning assets.

Noninterest Income

The following table presents the components of noninterest income for the periods indicated.

Table 3 - Noninterest Income
(dollars in thousands)

	Three Months Ended March 31,		Change
	2025	2024	Amount	Percent
Service charges and fees:
Overdraft fees	$3,027	$3,000	$27	1%
ATM and debit card fees	3,776	3,505	271	8
Other service charges and fees	2,732	2,759	(27)	(1)
Total service charges and fees	9,535	9,264	271	3
Mortgage loan gains and related fees	6,122	7,511	(1,389)	(18)
Wealth management fees	4,465	6,313	(1,848)	(29)
Gains on sales of other loans	1,396	1,537	(141)	(9)
Lending and loan servicing fees	4,165	4,210	(45)	(1)
Securities gains, net	6	—	6
Other noninterest income:
Customer derivative fees	1,252	239	1,013
Other investment income	404	1,103	(699)
BOLI	2,109	2,895	(786)	(27)
Treasury management income	1,983	1,497	486	32
Other	4,219	5,018	(799)	(16)
Total other noninterest income	9,967	10,752	(785)	(7)
Total noninterest income	$35,656	$39,587	$(3,931)	(10)

The decrease in mortgage loan gains and related fees for the three months ended March 31, 2025 compared to the same period of 2024 was primarily a result of a $1.58 million less favorable fair value adjustment to our mortgage servicing asset partially offset by higher gains on mortgage sales and rate lock volume. The following table provides additional mortgage metrics for the periods indicated.

Table 4 - Mortgage Loan Metrics
(dollars in thousands)
	Three Months Ended March 31,
	2025	2024	% Change
Mortgage rate locks	$330,490	$259,577	27%

Mortgage loans sold	$140,905	$125,939	12

Mortgage loans originated:
Purchases	$163,363	$148,225	10
Refinances	23,869	22,760	5
Total	$187,232	$170,985	10

The decrease in wealth management fees reflects the decrease in assets under management and advisement as a result of the FinTrust sale during the fourth quarter of 2024. Assets under management and advisement totaled $3.18 billion and $5.39 billion at March 31, 2025 and 2024, respectively.

Customer derivative fee income was up mostly due to stronger loan growth and increased demand for customer derivatives, attributable to the decrease in rates since the first quarter of 2024.

Provision for Credit Losses

We recorded a provision for credit losses of $15.4 million for the three months ended March 31, 2025, compared to $12.9 million for the same period of 2024. The increase in provision was mostly driven by a less favorable economic forecast and net loan growth.

These increases were partially offset by a decrease in net charge-offs and a release of a portion of the Hurricane Helene additional allowance established in 2024. Additional discussion on credit quality and the ACL is included in the “Asset Quality and Risk Elements” section of MD&A in this Report.

Noninterest Expenses

The following table presents the components of noninterest expenses for the periods indicated.

Table 5 - Noninterest Expenses
(dollars in thousands)

	Three Months Ended March 31,		Change
	2025	2024	Amount	Percent
Salaries and employee benefits	$84,267	$84,985	$(718)	(1)%
Communications and equipment	13,699	11,920	1,779	15
Occupancy	10,929	11,099	(170)	(2)
Advertising and public relations	1,881	1,901	(20)	(1)
Postage, printing and supplies	2,561	2,648	(87)	(3)
Professional fees	5,931	5,988	(57)	(1)
Lending and loan servicing expense	1,987	1,827	160	9
Outside services - electronic banking	2,763	2,918	(155)	(5)
FDIC assessments and other regulatory charges	4,642	7,566	(2,924)	(39)
Amortization of intangibles	3,286	3,887	(601)	(15)
Merger-related and other charges	1,297	2,087	(790)	(38)
Other	7,856	8,176	(320)	(4)
Total noninterest expenses	$141,099	$145,002	$(3,903)	(3)

Salaries and employee benefits for the first quarter of 2025 benefited from the reduction in employees resulting from the sale of FinTrust in the fourth quarter of 2024 and the staff reduction following the manufactured housing loan sale in the third quarter of 2024.

Communications and equipment expense increased primarily due to incremental software contract costs. We also recorded increased depreciation related to equipment placed into service since March 31, 2024, which included technology equipment for our new Greenville headquarters building and new signage associated with our rebranding.

The decrease in FDIC assessments and other regulatory charges in the first quarter of 2025 compared to the same period of 2024 reflects a $2.50 million FDIC special assessment accrued in the first quarter of 2024.

Merger-related and other charges for the first quarter of 2025 decreased compared to the same period in 2024 primarily due to a decrease in costs associated with our rebranding.

Income Tax Expense

The following table presents income tax expense and the effective tax rate for the periods indicated.

Table 6 - Income Tax Expense
(dollars in thousands)

	For the Three Months Ended March 31,
	2025	2024
Income before income taxes	$91,159	$80,835
Income tax expense	19,746	18,204
Effective tax rate	21.7%	22.5%

Balance Sheet Review

Total assets at March 31, 2025 and December 31, 2024 were $27.9 billion and $27.7 billion, respectively. Total liabilities at March 31, 2025 and December 31, 2024 were $24.4 billion and $24.3 billion, respectively. Shareholders’ equity totaled $3.50 billion and $3.43 billion at March 31, 2025 and December 31, 2024, respectively.

Loans

Our loan portfolio is our largest category of interest-earning assets. The following table presents the loan portfolio and the allocation of the ACL by loan type for the periods indicated.

Table 7 - Loan Portfolio Composition and ACL Allocation
(dollars in thousands)

	March 31, 2025				December 31, 2024
	Loans	% of portfolio	ACL	ACL to Loans	Loans	% of portfolio	ACL	ACL to Loans
Owner occupied CRE	$3,418,827	19%	$21,505	0.63%	$3,398,217	19%	$19,873	0.58%
Income producing CRE	4,416,058	24	45,817	1.04	4,360,920	24	41,427	0.95
Commercial & industrial	2,506,405	14	37,704	1.50	2,428,376	13	35,441	1.46
Commercial construction	1,681,389	9	16,725	0.99	1,655,710	9	16,370	0.99
Equipment financing	1,722,445	9	47,600	2.76	1,662,501	9	47,415	2.85
Total commercial	13,745,124	75	169,351	1.23	13,505,724	74	160,526	1.19
Residential mortgage	3,217,742	17	29,679	0.92	3,231,479	18	32,259	1.00
Home equity	1,099,369	6	10,297	0.94	1,064,874	6	11,247	1.06
Residential construction	171,073	1	1,622	0.95	178,405	1	1,672	0.94
Manufactured housing	—	—	—	—	1,723	—	450	26.12
Consumer	182,535	1	1,025	0.56	186,448	1	844	0.45
Total (1)	$18,415,843		$211,974	1.15	$18,168,653		$206,998	1.14
(1) Loans presented excludes fair value hedge basis adjustments.

The following table provides a disaggregation of our income producing CRE portfolio as of March 31, 2025 and December 31, 2024. Office is the largest subcategory within the income producing CRE portfolio. At March 31, 2025, the average loan within the office category was $1.45 million and the largest loan was $16.4 million.

Table 8 - CRE - Income Producing Portfolio Composition
(dollars in thousands)

	March 31, 2025		December 31, 2024
	Total	% of loans in category	Total	% of loans in category
Office	$824,276	19%	$792,449	18%
Retail	809,966	18	765,987	18
Multifamily	613,883	14	633,296	15
Warehouse	505,315	12	502,586	11
Hotel	492,929	11	467,139	11
Other	467,058	11	475,898	11
Rental 1-4 Family	324,292	7	326,286	7
Senior Care	231,994	5	259,056	6
Self Storage	146,345	3	138,223	3
Total	$4,416,058	100%	$4,360,920	100%

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

The ACL reflects our assessment of the life of loan expected credit losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment and is subject to change in future periods. See the Critical Accounting Estimates section of MD&A in our 2024 10-K for additional information on the ACL.

The total ACL for loans at March 31, 2025 increased by $4.98 million, or 2%, compared to December 31, 2024 and the ACL for loans as a percentage of total loans increased slightly to 1.15% from 1.14%. The increase in the ACL was primarily attributable to loan growth and a less favorable economic forecast due to uncertainty surrounding the federal administration’s policies. These increases were partially offset by a decrease in the Hurricane Helene related allowance based on our most recent assessment of potential losses from loans impacted by the storm. This reserve totaled $7.17 million and $9.80 million at March 31, 2025 and December 31, 2024, respectively. Our ACL for unfunded commitments increased mostly due to an increase in our construction commitments.

The following table provides a summary of net charge-offs to average loans for the periods indicated.

Table 9 - Net Charge-offs to Average Loans
(dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Net charge-offs (recoveries)
Owner occupied CRE	$126	$202
Income producing CRE	718	205
Commercial & industrial	2,447	3,906
Commercial construction	(138)	20
Equipment financing	5,042	6,362
Residential mortgage	(1)	(16)
Home equity	(62)	(54)
Residential construction	219	119
Manufactured housing	—	1,569
Consumer	1,256	595
Total net charge-offs	$9,607	$12,908

Average loans
Owner occupied CRE	$3,393,849	$3,278,673
Income producing CRE	4,369,597	4,224,227
Commercial & industrial	2,456,768	2,401,573
Commercial construction	1,661,366	1,892,917
Equipment financing	1,685,187	1,539,483
Residential mortgage	3,210,729	3,211,015
Home equity	1,077,463	961,520
Residential construction	173,987	278,745
Manufactured housing	—	331,442
Consumer	184,555	180,144
Total average loans	$18,213,501	$18,299,739

Net charge-offs to average loans (1)
Owner occupied CRE	0.02%	0.02%
Income producing CRE	0.07	0.02
Commercial & industrial	0.40	0.65
Commercial construction	(0.03)	—
Equipment financing	1.21	1.66
Residential mortgage	—	—
Home equity	(0.02)	(0.02)
Residential construction	0.51	0.17
Manufactured housing	—	1.90
Consumer	2.76	1.33
Total	0.21	0.28
(1) Annualized.

The decrease in net charge-offs for the first quarter of 2025 compared to the first quarter of 2024 was primarily driven by lower commercial and industrial, equipment finance and manufactured housing charge-offs. We completed the sale of the substantially all of our manufactured housing portfolio in the third quarter of 2024. For the first quarter of 2025, the average balance and net charge-offs related to the remaining manufactured housing loans are reflected in consumer loans. Equipment finance charge-offs decreased due to lower long-haul trucking related losses.

Nonperforming Assets

The table below summarizes NPAs for the periods indicated. NPAs include nonaccrual loans, OREO and repossessed assets. The decrease in NPAs since December 31, 2024 was primarily driven by $24.3 million in payoffs and paydowns of nonaccrual loans. Notably, we had one $7.85 million senior care loan payoff (included in income producing CRE) and significant paydowns and payoffs for two commercial and industrial relationships of $5.85 million.

Table 10 - NPAs
(dollars in thousands)

	March 31, 2025	December 31, 2024	$ Change

Nonaccrual loans:
Owner occupied CRE	$8,949	$11,674	$(2,725)
Income producing CRE	16,536	25,357	(8,821)
Commercial & industrial	22,396	29,339	(6,943)
Commercial construction	5,558	7,400	(1,842)
Equipment financing	8,818	8,925	(107)
Total commercial	62,257	82,695	(20,438)
Residential mortgage	22,756	24,615	(1,859)
Home equity	4,091	4,630	(539)
Residential construction	811	57	754
Manufactured housing (1)	—	1,444	(1,444)
Consumer	1,423	138	1,285
Total	91,338	113,579	(22,241)
OREO and repossessed assets	1,952	2,056	(104)
Total NPAs	$93,290	$115,635	$(22,345)

Nonaccrual loans as a percentage of total loans	0.50%	0.62%
NPAs as a percentage of total assets	0.33	0.42

ACL - loans to nonaccrual loans coverage ratio	2.32	1.82
(1) In 2025, manufactured housing loans were included in consumer loans.

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

Table 11 - Investment Securities
(dollars in thousands)

	March 31, 2025		December 31, 2024
	Carrying Value	% of portfolio	Carrying Value	% of portfolio	$ Change
AFS	$4,322,644	65%	$4,436,291	65%	$(113,647)
HTM	2,338,571	35	2,368,107	35	(29,536)
Total investment securities	$6,661,215		$6,804,398		$(143,183)

Investment securities as a % of total assets	24%		25%
Weighted average life	5.6 years		5.7 years
Swap adjusted effective duration	3.5%		3.5%
Effective duration	3.9		3.9
We utilize fair value hedges on a portion of our AFS securities portfolio in order to mitigate the impact of potential future unrealized losses on our tangible common equity. Gains and losses related to the hedge and hedged item are reflected in investment securities interest income. The changes in the fair value of the hedge and the hedged item substantially offset each other. See Note 4 to the financial statements for further detail.
At March 31, 2025, HTM debt securities had a fair value of $1.95 billion, indicating net unrealized losses of $386 million. Additional unrealized losses on HTM debt securities of $57.5 million (pre-tax) were included in AOCI as a result of the transfer of AFS debt securities to HTM in 2022. Unrealized losses were primarily attributable to changes in interest rates.
See Note 3 to the consolidated financial statements for additional detail.
Deposits
Customer deposits are the primary source of funds for the continued growth of our earning assets. We believe our high level of service, as evidenced by our strong customer satisfaction scores, is instrumental in attracting and retaining customer deposit accounts. Since December 31, 2024, customer deposits increased $309 million, mostly driven by an increase in money market deposit balances. As of March 31, 2025, we had approximately $9.78 billion of uninsured deposits, of which $3.04 billion was collateralized by investment securities.

Table 12 - Deposits
(dollars in thousands)

	March 31, 2025		December 31, 2024
	Balance	% of Total	Balance	% of Total
Noninterest-bearing demand	$6,257,032	26%	$6,211,182	26%
NOW and interest-bearing demand	6,155,141	26	6,141,342	26
Money market and savings	7,742,880	33	7,498,735	32
Time	3,446,567	14	3,441,424	15
Total customer deposits	23,601,620	99	23,292,683	99
Brokered deposits	160,785	1	168,292	1
Total deposits	$23,762,405		$23,460,975

Borrowing Activities

At March 31, 2025 and December 31, 2024, we had long-term debt outstanding of $254 million, which includes senior debentures, subordinated debentures, and trust preferred securities. At March 31, 2025 there were no short-term borrowings outstanding. At December 31, 2024 there were $195 million in short-term borrowings outstanding. The need to utilize wholesale funding sources has decreased as our deposit and cash balances have substantially provided for our liquidity needs.

Contractual Obligations and Off-Balance Sheet Arrangements

There have not been any material changes to our contractual obligations and off-balance sheet arrangements since December 31, 2024.

Interest Rate Sensitivity Management

Interest rate sensitivity is a function of the repricing characteristics of the portfolio of assets and liabilities. Repricing characteristics are the time frames within which the interest rates on interest-earning assets and interest-bearing liabilities are subject to change either at replacement, repricing or maturity.

Management uses an asset/liability simulation model to measure the potential change in net interest revenue over time using multiple interest rate scenarios. Our modeling is based on the 12-month impact on net interest revenue simulations with various interest rate shocks and ramps, which are compared to a base scenario that assumes rates remain flat. In the shock scenarios, rates immediately change the full amount at the scenario onset. In the ramp scenarios, rates change by 25 basis points per month until they reach the predetermined levels.

The following table presents our interest sensitivity position at the dates indicated. The scenario results presented assume parallel movements in the yield curve, which may differ from actual future curve behavior. Other than an assumption for the runoff of estimated surge deposits, our model generally assumes no change in deposit portfolio size or composition.

Table 13 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	March 31, 2025		December 31, 2024
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	3.50%	1.69%	2.01%	0.92%
100 basis point increase	1.93	1.28	1.19	0.66
100 basis point decrease	(3.07)	(2.03)	(2.27)	(1.46)
200 basis point decrease	(7.24)	(3.17)	(6.00)	(2.38)

The change in results from December 31, 2024 to March 31, 2025 reflects more floating interest rate loans and a slight shortening of asset duration to address rising interest rate risk concerns. In addition, the balance sheet became slightly more asset sensitive at March 31, 2025 due to higher cash balances on hand at quarter-end.

Liquidity Management
The Bank’s main source of liquidity is customer interest-bearing and noninterest-bearing deposit accounts. Liquidity is also available from wholesale funding sources consisting primarily of repurchase agreements, Federal funds purchased, FHLB advances, and brokered deposits. These sources of liquidity are generally short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs. As part of our liquidity management, we focus on maximizing the amount of securities and loans available as collateral for contingent liquidity sources and calibrating our assumptions in our liquidity stress test on an ongoing basis, particularly as it relates to deposit duration. At March 31, 2025 and December 31, 2024, we had sufficient liquid funds and qualifying collateral to support additional borrowings, which are detailed in the table below.

Table 14 - Availability of Liquid Funds and Borrowings
(in thousands)
	March 31, 2025	December 31, 2024
Available liquid funds:
Cash and cash equivalents	$636,712	$519,873

Availability of borrowings (1):
FHLB	1,864,366	1,917,905
Federal Reserve - Discount Window	2,316,478	2,267,139

Unpledged securities available as collateral for additional borrowings	3,625,236	3,603,885
(1) Based on collateral pledged.

In addition, because the Holding Company is a separate entity and apart from the Bank, it must provide for its own liquidity. The Holding Company is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities. The Holding Company currently has sufficient liquid assets to meet these obligations. Holding Company liquidity is maintained at a level of at least 15 months of forecasted cash obligations.
In the opinion of management, our liquidity position at March 31, 2025 was sufficient to meet our expected cash flow requirements for the foreseeable future. See the consolidated statement of cash flows for further detail.

Capital Resources and Dividends

Shareholders’ equity at March 31, 2025 was $3.50 billion, an increase of $68.8 million from December 31, 2024 primarily due to year-to-date earnings and other comprehensive income, partially offset by dividends declared on common and preferred stock.

The following table shows capital ratios, as calculated under applicable regulatory guidelines, at March 31, 2025 and December 31, 2024. As of March 31, 2025, capital levels remained characterized as “well-capitalized” under regulatory requirements in effect at the time. Additional information related to capital ratios is provided in Note 8 to the consolidated financial statements.

Table 15 - Capital Ratios

				United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum	Well- Capitalized	Minimum Capital Plus Capital Conservation Buffer	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Risk-based ratios:
CET1 capital	4.5%	6.5%	7.0%	13.29%	13.27%	12.68%	13.05%
Tier 1 capital	6.0	8.0	8.5	13.73	13.72	12.68	13.05
Total capital	8.0	10.0	10.5	15.11	15.17	13.74	14.08
Leverage ratio	4.0	5.0	N/A	10.15	9.96	9.37	9.46

The following table shows capital composition as of March 31, 2025 and December 31, 2024.

Table 16 - Capital Composition under Basel III
(in thousands)

	United Community Banks, Inc. (Consolidated)		United Community Bank
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Total common shareholders' equity	$3,412,630	$3,343,861	$3,275,458	$3,282,263
CECL transitional amount	—	3,334	—	3,334
Goodwill	(907,090)	(907,090)	(907,090)	(907,090)
Intangibles, other than goodwill and mortgage servicing rights, net of associated DTLs	(39,803)	(42,334)	(39,803)	(42,334)
DTAs arising from net operating loss and tax credit carryforwards	(6,805)	(2,554)	(6,109)	(1,988)
Net unrealized losses on AFS securities	151,195	177,645	150,281	176,777
Accumulated net gains on cash flow hedges	(8,128)	(9,705)	—	—
Net unrealized losses on HTM securities that are included in AOCI	43,629	45,129	43,629	45,129
Other	(137)	(150)	(137)	(150)
CET1 capital	2,645,491	2,608,136	2,516,229	2,555,941
Preferred stock, net of issuance cost	88,266	88,266	—	—
Tier 1 capital	2,733,757	2,696,402	2,516,229	2,555,941
Tier 2 capital instruments	65,000	85,000	—	—
Qualifying ACL	210,058	200,871	210,058	200,870
Total capital	$3,008,815	$2,982,273	$2,726,287	$2,756,811

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk as of March 31, 2025 from that presented in our 2024 10-K. Our interest rate sensitivity position at March 31, 2025 is set forth in Table 13 in MD&A of this Report and incorporated herein by this reference.

Item 4.    Controls and Procedures

    (a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of March 31, 2025. Based on that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

    (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 5. Other Information

No director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K during the quarter ended March 31, 2025.

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

10.1
Employment Agreement between Richard W. Bradshaw and United Community Banks, Inc., dated as of February 10, 2025 (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.’s Current Report on Form 8-K dated February 10, 2025, filed with the SEC on February 11, 2025).

31.1	Certification by H. Lynn Harton, President and Chief Executive Officer of United Community Banks, Inc., pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification by Jefferson L. Harralson, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., pursuant to Exchange Act Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101
Interactive data files for United Community Bank, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements of Changes in Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from United Community Bank’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (formatted in Inline XBRL and included in Exhibit 101)

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

Date: May 9, 2025