Form 10-Q
period 2025-06-30
UNITED COMMUNITY BANKS INC
filed 2025-08-08
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
Yes ☐ No ☒

There were 121,474,460 shares of the registrant’s common stock, par value $1 per share, outstanding as of July 31, 2025.

UNITED COMMUNITY BANKS, INC.
FORM 10-Q

Glossary of Defined Terms

The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
2024 10-K	United’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025
ACL	Allowance for credit losses
AFS	Available-for-sale
ANB	ANB Holdings, Inc. and its wholly-owned subsidiary, American National Bank
AOCI	Accumulated other comprehensive income (loss)
Bank	United Community Bank
Board	United Community Banks Inc., Board of Directors
BOLI	Bank-owned life insurance
CECL	Current expected credit losses
CET1	Common equity tier 1
CME	Chicago Mercantile Exchange
CRE	Commercial real estate
Company	United Community Banks Inc. (interchangeable with "United" below)
DTA	Deferred tax asset
DTL	Deferred tax liability
FDIC	Federal Deposit Insurance Corporation
FDM	Modification made to borrowers experiencing financial difficulty
Federal Reserve	Federal Reserve Bank
FinTrust	Collectively, FinTrust Brokerage Services, LLC and FinTrust Capital Advisors, LLC
First Miami	First Miami Bancorp, Inc. and its wholly-owned subsidiary, First National Bank of South Miami
FHLB	Federal Home Loan Bank
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
GSE	U.S. government-sponsored enterprise
Holding Company	United Community Banks, Inc. on an unconsolidated basis
HTM	Held-to-maturity
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MBS	Mortgage-backed securities
NOW	Negotiable order of withdrawal
NPA	Nonperforming asset
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased credit deteriorated
Report	Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2025
SBA	United States Small Business Administration
SEC	United States Securities and Exchange Commission
United	United Community Banks, Inc. and its direct and indirect subsidiaries
USDA	United States Department of Agriculture

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
•adverse results (including judgments, costs, fines, reputational harm, inability to obtain necessary approvals and/or other negative effects) from current or future legislation, litigation, regulatory proceedings, examinations, investigations, or similar matters, or developments related thereto;
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$201,509	$296,161
Interest-bearing deposits in banks	359,492	223,712
Federal funds and other short-term investments	13,955	—
Cash and cash equivalents	574,956	519,873
Debt securities available-for-sale	4,075,323	4,436,291
Debt securities held-to-maturity (fair value $1,935,748 and $1,944,126, respectively)	2,306,730	2,368,107
Loans held for sale	37,143	57,534
Loans and leases held for investment	18,920,875	18,175,980
Less allowance for credit losses - loans and leases	(216,500)	(206,998)
Loans and leases, net	18,704,375	17,968,982
Premises and equipment, net	396,479	394,264
Bank owned life insurance	362,201	346,234
Goodwill and other intangible assets, net	974,385	956,643
Other assets (including $108,291 and $116,020 at fair value, respectively)	653,929	672,330
Total assets	$28,085,521	$27,720,258
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$6,381,975	$6,211,182
Interest-bearing deposits	17,581,037	17,249,793
Total deposits	23,963,012	23,460,975
Short-term borrowings	—	195,000
Long-term debt	155,143	254,152
Accrued expense and other liabilities (including $75,294 and $93,165 at fair value, respectively)	354,442	378,004
Total liabilities	24,472,597	24,288,131
Shareholders' equity:
Preferred stock, $1 par value: 10,000,000 shares authorized; 3,662 shares Series I issued and outstanding; $25,000 per share liquidation preference	88,266	88,266
Common stock, $1 par value: 200,000,000 shares authorized, 121,431,262 and 119,364,110 shares issued and outstanding, respectively	121,431	119,364
Common stock issuable: 592,256 and 600,168 shares, respectively	13,190	12,999
Capital surplus	2,764,617	2,710,279
Retained earnings	802,590	714,138
Accumulated other comprehensive loss	(177,170)	(212,919)
Total shareholders' equity	3,612,924	3,432,127
Total liabilities and shareholders' equity	$28,085,521	$27,720,258

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net interest revenue:
Interest revenue:
Loans, including fees	$288,284	$291,595	$562,340	$575,578
Investment securities, including tax exempt of $1,671, $1,699, $3,349 and $3,420, respectively	55,862	50,063	114,712	96,499
Deposits in banks and short-term investments	3,219	5,307	5,670	11,616
Total interest revenue	347,365	346,965	682,722	683,693
Interest expense:
Deposits	119,136	134,462	238,070	268,246
Short-term borrowings	83	60	1,190	60
Federal Home Loan Bank advances	—	—	433	—
Long-term debt	2,615	3,743	5,477	7,538
Total interest expense	121,834	138,265	245,170	275,844
Net interest revenue	225,531	208,700	437,552	407,849

Noninterest income:
Service charges and fees	10,122	10,620	19,657	19,884
Mortgage loan gains and other related fees	5,370	6,799	11,492	14,310
Wealth management fees	4,400	6,386	8,865	12,699
Net gains from sales of other loans	1,995	1,296	3,391	2,833
Lending and loan servicing fees	3,690	3,328	7,855	7,538
Securities gains, net	286	—	292	—
Other	8,845	8,127	18,812	18,879
Total noninterest income	34,708	36,556	70,364	76,143
Total revenue	260,239	245,256	507,916	483,992

Provision for credit losses	11,818	12,235	27,237	25,134

Noninterest expense:
Salaries and employee benefits	86,997	85,818	171,264	170,803
Communications and equipment	13,332	11,988	27,031	23,908
Occupancy	10,935	11,056	21,864	22,155
Advertising and public relations	2,881	2,459	4,762	4,360
Postage, printing and supplies	2,495	2,251	5,056	4,899
Professional fees	5,609	6,044	11,540	12,032
Lending and loan servicing expense	2,330	2,014	4,317	3,841
Outside services - electronic banking	3,570	2,812	6,333	5,730
FDIC assessments and other regulatory charges	4,745	4,467	9,387	12,033
Amortization of intangibles	3,292	3,794	6,578	7,681
Merger-related and other charges	4,833	2,157	6,130	4,244
Other	6,900	12,184	14,756	20,360
Total noninterest expense	147,919	147,044	289,018	292,046
Income before income taxes	100,502	85,977	191,661	166,812
Income tax expense	21,769	19,362	41,515	37,566
Net income	$78,733	$66,615	$150,146	$129,246

Net income available to common shareholders	$76,722	$64,674	$146,150	$125,387

Net income per common share:
Basic	$0.63	$0.54	$1.21	$1.05
Diluted	0.63	0.54	1.21	1.05
Weighted average common shares outstanding:
Basic	121,377	119,726	120,714	119,694
Diluted	121,432	119,785	120,820	119,763

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2025
Net income	$100,502	$(21,769)	$78,733	$191,661	$(41,515)	$150,146
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains	12,023	(2,759)	9,264	46,647	(10,929)	35,718
Reclassification adjustment for gains included in net income	(286)	68	(218)	(292)	70	(222)
Net unrealized gains on available-for-sale securities	11,737	(2,691)	9,046	46,355	(10,859)	35,496
Amortization of unrealized losses on held-to-maturity securities transferred from available-for-sale	1,961	(465)	1,496	3,925	(929)	2,996
Derivative instruments designated as cash flow hedges:
Unrealized holding losses on derivatives	(397)	100	(297)	(1,386)	350	(1,036)
Gains on derivative instruments realized in net income	(1,129)	285	(844)	(2,250)	568	(1,682)
Net cash flow hedge activity	(1,526)	385	(1,141)	(3,636)	918	(2,718)
Amortization of defined benefit pension plan net periodic pension cost components	(17)	5	(12)	(34)	9	(25)
Total other comprehensive income	12,155	(2,766)	9,389	46,610	(10,861)	35,749
Comprehensive income	$112,657	$(24,535)	$88,122	$238,271	$(52,376)	$185,895

2024
Net income	$85,977	$(19,362)	$66,615	$166,812	$(37,566)	$129,246
Other comprehensive income:
Unrealized gains on available-for-sale securities	1,348	(773)	575	1,704	(982)	722
Amortization of unrealized losses on held-to-maturity securities transferred from available-for-sale	2,474	(702)	1,772	4,537	(1,195)	3,342
Derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives	1,000	(208)	792	3,524	(853)	2,671
Gains on derivative instruments realized in net income	(1,438)	363	(1,075)	(2,878)	731	(2,147)
Net cash flow hedge activity	(438)	155	(283)	646	(122)	524
Amortization of defined benefit pension plan net periodic pension cost components	46	(12)	34	90	(23)	67
Total other comprehensive income	3,430	(1,332)	2,098	6,977	(2,322)	4,655
Comprehensive income	$89,407	$(20,694)	$68,713	$173,789	$(39,888)	$133,901

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(in thousands except share and per share data)

	Shares of Common Stock	Preferred Stock	Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Three Months Ended June 30,
Balance at March 31, 2024	119,136,518	$88,266	$119,137	$11,923	$2,702,807	$614,612	$(236,635)	$3,300,110
Net income						66,615		66,615
Other comprehensive income							2,098	2,098
Preferred stock dividends						(1,573)		(1,573)
Common stock dividends ($0.23 per share)						(27,415)		(27,415)
Impact of equity-based compensation awards	34,544		34	92	2,450			2,576
Impact of other United sponsored equity plans	3,741		4	130	88			222
Balance at June 30, 2024	119,174,803	$88,266	$119,175	$12,145	$2,705,345	$652,239	$(234,537)	$3,342,633

Balance at March 31, 2025	119,514,298	$88,266	$119,514	$12,983	$2,711,721	$754,971	$(186,559)	$3,500,896
Net income						78,733		78,733
Other comprehensive income							9,389	9,389
Impact of acquisition	2,380,952		2,381		63,357			65,738
Purchases of common stock	(506,600)		(507)		(13,435)			(13,942)
Preferred stock dividends						(1,573)		(1,573)
Common stock dividends ($0.24 per share)						(29,541)		(29,541)
Impact of equity-based compensation awards	38,441		39	78	2,881			2,998
Impact of other United sponsored equity plans	4,171		4	129	93			226
Balance at June 30, 2025	121,431,262	$88,266	$121,431	$13,190	$2,764,617	$802,590	$(177,170)	$3,612,924

Six Months Ended June 30,
Balance at December 31, 2023	119,010,319	$88,266	$119,010	$13,110	$2,699,112	$581,219	$(239,192)	$3,261,525
Net income						129,246		129,246
Other comprehensive income							4,655	4,655
Preferred stock dividends						(3,146)		(3,146)
Common stock dividends ($0.46 per share)						(55,080)		(55,080)
Impact of equity-based compensation awards	114,691		114	168	5,406			5,688
Impact of other United sponsored equity plans	49,793		51	(1,133)	827			(255)
Balance at June 30, 2024	119,174,803	$88,266	$119,175	$12,145	$2,705,345	$652,239	$(234,537)	$3,342,633

Balance at December 31, 2024	119,364,110	$88,266	$119,364	$12,999	$2,710,279	$714,138	$(212,919)	$3,432,127
Net income						150,146		150,146
Other comprehensive income							35,749	35,749
Impact of acquisitions	2,380,952		2,381		63,357			65,738
Purchases of common stock	(506,600)		(507)		(13,435)			(13,942)
Preferred stock dividends						(3,146)		(3,146)
Common stock dividends ($0.48 per share)						(58,548)		(58,548)
Impact of equity-based compensation awards	142,222		143	1,063	3,464			4,670
Impact of other United sponsored equity plans	50,578		50	(872)	952			130
Balance at June 30, 2025	121,431,262	$88,266	$121,431	$13,190	$2,764,617	$802,590	$(177,170)	$3,612,924

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Operating activities:
Net income	$150,146	$129,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	23,326	20,616
Provision for credit losses	27,237	25,134
Stock based compensation	5,208	4,989
Deferred income tax expense	3,550	1,808
Securities gains, net	(292)	—
Net gains from sales of other loans	(3,391)	(2,833)
FinTrust goodwill write-down	—	5,100
Changes in assets and liabilities:
Other assets	9,247	4,574
Accrued expense and other liabilities	(39,954)	21,574
Loans held for sale	20,391	(16,307)
Net cash provided by operating activities	195,468	193,901

Investing activities:
Debt securities held-to-maturity:
Proceeds from maturities and calls	63,865	60,939
Debt securities available-for-sale:
Proceeds from sales	258,909	647
Proceeds from maturities and calls	407,365	356,110
Purchases	(192,605)	(635,039)
Net (increase) decrease in loans	(453,439)	89,127
Payments for other investments	(21,947)	(97,829)
Proceeds from other investments	7,241	556
Purchases of premises and equipment	(16,434)	(31,568)
Net cash received in acquisition	41,246	—
Other investing inflows	8,936	9,788
Net cash provided by (used in) investing activities	103,137	(247,269)

Financing activities:
Net increase (decrease) in deposits	127,494	(329,119)
Net decrease in short-term borrowings	(195,000)	—
Repayment of long-term debt	(100,000)	—
Proceeds from FHLB advances	126,000	100
Repayment of FHLB advances	(126,000)	(100)
Repurchase of common stock	(13,942)	—
Cash dividends on common stock	(58,136)	(55,494)
Cash dividends on preferred stock	(3,146)	(3,146)
Other financing inflows	965	1,328
Other financing outflows	(1,757)	(1,213)
Net cash used in financing activities	(243,522)	(387,644)

Net change in cash and cash equivalents	55,083	(441,012)

Cash and cash equivalents, beginning of period	519,873	1,003,875

Cash and cash equivalents, end of period	$574,956	$562,863

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

Note 2 – Supplemental Cash Flow Information

The supplemental schedule of significant non-cash investing and financing activities for the six months ended June 30, 2025 and 2024 is as follows.

	Six Months Ended June 30,
(in thousands)	2025	2024
Significant non-cash investing and financing transactions:
Commitments to fund other investments	$8,906	$9,214
Acquisitions:
Assets acquired	446,504	—
Liabilities assumed	380,766	—
Common stock issued for net assets acquired	65,738	—

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Acquisitions

Acquisition of ANB
On May 1, 2025, United acquired all of the outstanding common stock of ANB in a stock transaction. ANB operated one banking location in Oakland Park, Florida, which facilitated United’s expansion within that market. United’s operating results for the three and six months ended June 30, 2025 include the operating results of the acquired business for the period subsequent to the acquisition date of May 1, 2025.

ANB
Fair Value Recorded by United (1)
(in thousands)	May 1, 2025
Assets
Cash and cash equivalents	$41,246
Debt securities	56,503
Loans held for investment	301,303
Bank-owned life insurance	13,822
Net deferred tax asset	6,565
Core deposit intangible	6,290
Other assets	2,746
Total assets acquired	428,475
Liabilities
Deposits	374,468
Other liabilities	6,298
Total liabilities assumed	380,766
Total identifiable net assets	47,709
Consideration transferred
Common stock issued (2,380,952 shares)	65,738
Goodwill	$18,029
(1) Fair values are preliminary and are subject to refinement for a period not to exceed one year after the closing date of an acquisition as information relative to closing date fair values becomes available.

Goodwill represents the intangible value of ANB’s business and reputation within the markets it served and is not expected to be deductible for income tax purposes. The ANB core deposit intangible will be amortized over 10 years using the sum-of-the-years-digits method.

The following table presents additional information related to the acquired ANB loan portfolio at the acquisition date.

(in thousands)	May 1, 2025
PCD Loans
Par value	$42,649
ACL at acquisition	(1,251)
Non-credit discount	(2,998)
Purchase price	$38,400

Non- PCD:
Fair value	$262,903
Gross contractual amounts receivable	325,973
Estimate of contractual cash flows not expected to be collected	3,158
Pro forma information

The following table discloses the impact of the ANB acquisition since the acquisition date. The table also presents certain pro forma information as if ANB had been acquired on January 1, 2024. These results combine the historical results of the acquired entity with United’s consolidated statement of income. Adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity; however pro forma financial results presented are not necessarily indicative of what would have occurred had the acquisition taken place in an earlier year.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

ANB merger-related costs for the three and six months ended June 30, 2025 of $8.93 million and $9.13 million, respectively, have been excluded from the pro forma information for those periods and included in the three and six months ended June 30, 2024 pro forma information. The actual results and pro forma information were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Revenue	Net Income	Revenue	Net Income
2025
Actual ANB results included in statement of income since acquisition date	$2,290	$(1,026)	$2,290	$(1,026)
Supplemental consolidated pro forma as if ANB had been acquired January 1, 2024	261,830	81,944	513,212	154,518

2024
Supplemental consolidated pro forma as if ANB had been acquired January 1, 2024	$249,217	$61,135	$491,835	$122,791

Note 4 – Investment Securities

The amortized cost basis, unrealized gains and losses and fair value of HTM debt securities as of the dates indicated are as follows.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2025
U.S. Treasuries	$19,911	$—	$1,187	$18,724
U.S. Government Agencies & GSEs	98,968	—	12,721	86,247
State and political subdivisions	286,966	15	53,371	233,610
Residential MBS, Agency & GSEs	1,232,783	13	192,516	1,040,280
Commercial MBS, Agency & GSEs	653,102	—	109,134	543,968
Supranational entities	15,000	—	2,081	12,919
Total	$2,306,730	$28	$371,010	$1,935,748

As of December 31, 2024
U.S. Treasuries	$19,896	$—	$1,734	$18,162
U.S. Government Agencies & GSEs	99,154	—	16,291	82,863
State and political subdivisions	289,492	10	55,206	234,296
Residential MBS, Agency & GSEs	1,282,174	1	223,671	1,058,504
Commercial MBS, Agency & GSEs	662,391	—	124,409	537,982
Supranational entities	15,000	—	2,681	12,319
Total	$2,368,107	$11	$423,992	$1,944,126

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost basis, unrealized gains and losses, and fair value of AFS debt securities as of the dates indicated are presented below.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2025
U.S. Treasuries	$339,348	$839	$5,695	$334,492
U.S. Government Agencies & GSEs	307,198	128	11,635	295,691
State and political subdivisions	171,226	1	13,805	157,422
Residential MBS, Agency & GSEs	1,893,872	5,825	95,721	1,803,976
Residential MBS, Non-Agency	290,616	6	14,786	275,836
Commercial MBS, Agency & GSEs	784,869	4,123	27,856	761,136
Commercial MBS, Non-Agency	8,069	—	149	7,920
Corporate bonds	146,082	14	8,266	137,830
Asset-backed securities	302,387	252	1,619	301,020
Total	$4,243,667	$11,188	$179,532	$4,075,323

As of December 31, 2024
U.S. Treasuries	$511,994	$874	$9,199	$503,669
U.S. Government Agencies & GSEs	334,147	100	13,980	320,267
State and political subdivisions	175,041	—	16,809	158,232
Residential MBS, Agency & GSEs	2,070,433	1,431	125,833	1,946,031
Residential MBS, Non-Agency	302,318	—	18,390	283,928
Commercial MBS, Agency & GSEs	844,302	851	35,243	809,910
Commercial MBS, Non-Agency	13,323	—	336	12,987
Corporate bonds	164,069	130	11,579	152,620
Asset-backed securities	248,673	501	527	248,647
Total	$4,664,300	$3,887	$231,896	$4,436,291

As of June 30, 2025 and December 31, 2024 the carrying value of pledged securities totaled $2.81 billion and $3.20 billion, respectively. Securities were pledged primarily to secure public deposits.

The following table summarizes the fair values and gross unrealized losses of HTM debt securities as of the dates indicated based on the length of time that individual securities have been in a continuous unrealized loss position.

	Length of Time in Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2025
U.S. Treasuries	$—	$—	$18,724	$1,187	$18,724	$1,187
U.S. Government Agencies & GSEs	—	—	86,247	12,721	86,247	12,721
State and political subdivisions	7,563	126	216,852	53,245	224,415	53,371
Residential MBS, Agency & GSEs	5,635	1,590	1,033,507	190,926	1,039,142	192,516
Commercial MBS, Agency & GSEs	—	—	543,968	109,134	543,968	109,134
Supranational entities	—	—	12,919	2,081	12,919	2,081
Total	$13,198	$1,716	$1,912,217	$369,294	$1,925,415	$371,010

As of December 31, 2024
U.S. Treasuries	$—	$—	$18,162	$1,734	$18,162	$1,734
U.S. Government Agencies & GSEs	—	—	82,863	16,291	82,863	16,291
State and political subdivisions	18,729	305	212,356	54,901	231,085	55,206
Residential MBS, Agency & GSEs	6,778	1,822	1,051,455	221,849	1,058,233	223,671
Commercial MBS, Agency & GSEs	—	—	537,981	124,409	537,981	124,409
Supranational entities	—	—	12,319	2,681	12,319	2,681
Total	$25,507	$2,127	$1,915,136	$421,865	$1,940,643	$423,992

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the fair values and gross unrealized losses of AFS debt securities as of the dates indicated based on the length of time that individual securities have been in a continuous unrealized loss position.

	Length of Time in Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2025
U.S. Treasuries	$—	$—	$108,842	$5,695	$108,842	$5,695
U.S. Government Agencies & GSEs	63,519	342	189,422	11,293	252,941	11,635
State and political subdivisions	—	—	155,427	13,805	155,427	13,805
Residential MBS, Agency & GSEs	312,651	1,454	864,320	94,267	1,176,971	95,721
Residential MBS, Non-Agency	2,289	63	273,108	14,723	275,397	14,786
Commercial MBS, Agency & GSEs	78,620	225	347,768	27,631	426,388	27,856
Commercial MBS, Non-Agency	—	—	7,919	149	7,919	149
Corporate bonds	—	—	136,814	8,266	136,814	8,266
Asset-backed securities	156,826	897	38,077	722	194,903	1,619
Total	$613,905	$2,981	$2,121,697	$176,551	$2,735,602	$179,532

As of December 31, 2024
U.S. Treasuries	$75,183	$808	$106,036	$8,391	$181,219	$9,199
U.S. Government Agencies & GSEs	101,964	388	190,525	13,592	292,489	13,980
State and political subdivisions	—	—	157,479	16,809	157,479	16,809
Residential MBS, Agency & GSEs	773,257	7,593	896,691	118,240	1,669,948	125,833
Residential MBS, Non-Agency	2,788	98	281,140	18,292	283,928	18,390
Commercial MBS, Agency & GSEs	226,363	1,733	355,852	33,510	582,215	35,243
Commercial MBS, Non-Agency	—	—	12,987	336	12,987	336
Corporate bonds	—	—	150,666	11,579	150,666	11,579
Asset-backed securities	46,870	98	64,271	429	111,141	527
Total	$1,226,425	$10,718	$2,215,647	$221,178	$3,442,072	$231,896

At June 30, 2025, there were 519 AFS debt securities and 300 HTM debt securities that were in an unrealized loss position. United does not intend to sell nor does it believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at June 30, 2025 were primarily attributable to changes in interest rates.

At June 30, 2025 and December 31, 2024, the majority of HTM securities were considered to have a zero loss assumption for ACL purposes. For the remaining HTM securities, primarily those issued by state and political subdivisions, calculated credit losses, and, thus, the related ACL were de minimis due to the high credit quality of the portfolio. As a result, no ACL was recorded on the HTM portfolio at June 30, 2025 and December 31, 2024. In addition, based on the assessments performed at June 30, 2025 and December 31, 2024, there was no ACL required related to the AFS portfolio.

The following table presents accrued interest receivable on HTM and AFS debt securities, which was excluded from the estimate of credit losses, for the periods indicated.

	Accrued Interest Receivable
(in thousands)	June 30, 2025	December 31, 2024
HTM	$5,633	$5,763
AFS	17,113	18,201

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of AFS and HTM debt securities at June 30, 2025, by contractual maturity, are presented in the following table.

	AFS		HTM
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year:
U.S. Treasuries	$124,053	$124,328	$—	$—
U.S. Government Agencies & GSEs	458	452	—	—
State and political subdivisions	2,182	2,154	3,700	3,703
Corporate bonds	6,549	6,407	—	—
	133,242	133,341	3,700	3,703
1 to 5 years:
U.S. Treasuries	215,295	210,164	19,911	18,724
U.S. Government Agencies & GSEs	42,689	40,568	—	—
State and political subdivisions	34,552	32,337	35,466	33,356
Corporate bonds	118,028	112,119	—	—
	410,564	395,188	55,377	52,080
5 to 10 years:
U.S. Government Agencies & GSEs	176,519	169,321	75,193	66,446
State and political subdivisions	70,767	62,951	80,336	67,886
Corporate bonds	21,505	19,304	—	—
Supranational entities	—	—	15,000	12,919
	268,791	251,576	170,529	147,251
More than 10 years:
U.S. Government Agencies & GSEs	87,532	85,350	23,775	19,801
State and political subdivisions	63,725	59,980	167,464	128,665
Corporate bonds	—	—	—	—
	151,257	145,330	191,239	148,466
Debt securities not due at a single maturity date:
Asset-backed securities	302,387	301,020	—	—
Residential MBS	2,184,488	2,079,812	1,232,783	1,040,280
Commercial MBS	792,938	769,056	653,102	543,968
	3,279,813	3,149,888	1,885,885	1,584,248

Total	$4,243,667	$4,075,323	$2,306,730	$1,935,748

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.
Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes AFS securities sales activity for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Proceeds from sales	$205,433	$—	$258,909	$647

Gross realized gains	$515	$—	$521	$—
Gross realized losses	(229)	—	(229)	—
Securities gains, net	$286	$—	$292	$—

Income tax expense attributable to sales	$68	$—	$70	$—

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Equity Investments
The table below reflects the carrying value of certain equity investments, which are included in other assets on the consolidated balance sheet, as of the dates indicated.

(in thousands)	June 30, 2025	December 31, 2024
Federal Reserve stock	$90,422	$88,008
FHLB stock	18,049	18,051
Equity securities with readily determinable fair values	2,272	2,341

Note 5 – Loans and Leases and Allowance for Credit Losses

Major classifications of the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”) are summarized as of the dates indicated as follows. At June 30, 2025, remaining manufactured housing loans of $1.38 million are classified as consumer because manufactured housing is no longer a significant component of loans following the sale of substantially all of that portfolio in 2024.

(in thousands)	June 30, 2025	December 31, 2024
Owner occupied CRE	$3,563,126	$3,398,217
Income producing CRE	4,548,235	4,360,920
Commercial & industrial	2,515,360	2,428,376
Commercial construction	1,751,850	1,655,710
Equipment financing	1,777,936	1,662,501
Total commercial	14,156,507	13,505,724
Residential mortgage	3,210,430	3,231,479
Home equity	1,180,455	1,064,874
Residential construction	173,829	178,405
Manufactured housing	—	1,723
Consumer	190,958	186,448
Total loans excluding fair value hedge basis adjustment	18,912,179	18,168,653
Fair value hedge basis adjustment	8,696	7,327
Total loans	18,920,875	18,175,980
Less ACL - loans	(216,500)	(206,998)
Loans, net	$18,704,375	$17,968,982

Accrued interest receivable related to loans totaled $58.6 million and $60.1 million at June 30, 2025 and December 31, 2024, respectively, and was reported in other assets on the consolidated balance sheets. Accrued interest receivable was excluded from the estimate of credit losses.

At June 30, 2025 and December 31, 2024, the loan portfolio included certain loans specifically pledged to the Federal Reserve as well as loans covered by a blanket lien on qualifying loan types with the FHLB to secure contingent funding sources.

The following table presents the amortized cost of certain loans held for investment that were sold in the periods indicated. The net gain on these loan sales were included in noninterest income on the consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Guaranteed portion of SBA/USDA loans	$21,760	$18,311	$43,709	$27,699
Equipment financing receivables	16,887	8,391	21,049	36,714
Total	$38,647	$26,702	$64,758	$64,413

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

	Accruing
	Current Loans	Loans Past Due
(in thousands)		30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual Loans	Total Loans
As of June 30, 2025
Owner occupied CRE	$3,553,328	$1,591	$—	$—	$8,207	$3,563,126
Income producing CRE	4,532,716	895	—	—	14,624	4,548,235
Commercial & industrial	2,495,943	3,415	580	—	15,422	2,515,360
Commercial construction	1,750,058	424	—	—	1,368	1,751,850
Equipment financing	1,758,884	3,709	3,612	—	11,731	1,777,936
Total commercial	14,090,929	10,034	4,192	—	51,352	14,156,507
Residential mortgage	3,179,352	6,512	1,969	—	22,597	3,210,430
Home equity	1,173,748	1,607	1,007	—	4,093	1,180,455
Residential construction	172,533	90	3	—	1,203	173,829
Consumer	189,250	340	161	—	1,207	190,958
Total loans	$18,805,812	$18,583	$7,332	$—	$80,452	$18,912,179

As of December 31, 2024
Owner occupied CRE	$3,381,622	$4,402	$519	$—	$11,674	$3,398,217
Income producing CRE	4,333,651	1,705	207	—	25,357	4,360,920
Commercial & industrial	2,395,889	2,665	483	—	29,339	2,428,376
Commercial construction	1,646,175	1,693	442	—	7,400	1,655,710
Equipment financing	1,644,721	5,939	2,916	—	8,925	1,662,501
Total commercial	13,402,058	16,404	4,567	—	82,695	13,505,724
Residential mortgage	3,199,956	4,808	2,100	—	24,615	3,231,479
Home equity	1,059,010	986	248	—	4,630	1,064,874
Residential construction	177,371	133	844	—	57	178,405
Manufactured housing	155	124	—	—	1,444	1,723
Consumer	185,545	636	129	—	138	186,448
Total loans	$18,024,095	$23,091	$7,888	$—	$113,579	$18,168,653

The following table presents nonaccrual loans held for investment by loan class for the periods indicated.

	Nonaccrual Loans
	June 30, 2025			December 31, 2024
(in thousands)	With no allowance	With an allowance	Total	With no allowance	With an allowance	Total
Owner occupied CRE	$2,625	$5,582	$8,207	$9,926	$1,748	$11,674
Income producing CRE	10,749	3,875	14,624	24,970	387	25,357
Commercial & industrial	7,689	7,733	15,422	21,570	7,769	29,339
Commercial construction	836	532	1,368	6,817	583	7,400
Equipment financing	24	11,707	11,731	33	8,892	8,925
Total commercial	21,923	29,429	51,352	63,316	19,379	82,695
Residential mortgage	2,716	19,881	22,597	6,540	18,075	24,615
Home equity	708	3,385	4,093	231	4,399	4,630
Residential construction	773	430	1,203	—	57	57
Manufactured housing	—	—	—	—	1,444	1,444
Consumer	1	1,206	1,207	36	102	138
Total	$26,121	$54,331	$80,452	$70,123	$43,456	$113,579

At June 30, 2025 and December 31, 2024, United had $36.0 million and $75.1 million, respectively, in loans for which repayment is expected to be provided substantially through the operation or sale of the collateral. Estimated credit losses for these loans are based on the net realizable value of the collateral relative to the amortized cost of the loan. The majority of these loans are income producing CRE and commercial and industrial loans.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Lease Receivables
The equipment financing portfolio includes sales-type and direct financing lease receivables. The components of the net investment in these lease receivables as of June 30, 2025 and December 31, 2024 are provided in the table below.

(in thousands)	June 30, 2025	December 31, 2024
Minimum future lease payments receivable	$106,362	$97,793
Estimated residual value of leased equipment	6,737	5,749
Initial direct costs	2,071	1,856
Security deposits	(485)	(491)
Unearned income	(16,669)	(15,412)
Net investment in leases	$98,016	$89,495

Minimum future lease payments expected to be received from equipment financing lease contracts as of June 30, 2025 were as follows:

(in thousands)
Year
Remainder of 2025	$19,125
2026	33,831
2027	26,955
2028	17,182
2029	7,959
Thereafter	1,310
Total	$106,362

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

Consumer Purpose Loans. United applies a pass/fail grading system to all consumer purpose loans. Under this system, loans generally classified as “fail” are those that are on nonaccrual status, become past due 90 days, or meet certain bankruptcy status criteria. All other loans are classified as “pass”. For reporting purposes, loans in these categories that are classified as “fail” are reported as substandard and all other loans are reported as pass.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the risk category of term loans and gross charge-offs by vintage year, which is the year of origination or most recent renewal, as of the date indicated.

(in thousands)	Term Loans by Origination Year						Revolvers	Revolvers converted to term loans	Total
As of June 30, 2025	2025	2024	2023	2022	2021	Prior
Owner occupied CRE
Pass	$338,649	$435,661	$507,581	$618,033	$502,481	$856,402	$128,598	$24,352	$3,411,757
Special Mention	—	3,436	23,464	12,001	18,616	15,601	4,800	233	78,151
Substandard	1,083	2,950	4,137	32,581	7,796	22,193	2,346	132	73,218
Total owner occupied CRE	$339,732	$442,047	$535,182	$662,615	$528,893	$894,196	$135,744	$24,717	$3,563,126
Current period gross charge-offs	$—	$165	$—	$—	$—	$667	$—	$—	$832
Income producing CRE
Pass	$403,211	$473,221	$496,550	$906,116	$891,169	$1,064,513	$49,931	$13,550	$4,298,261
Special Mention	11,989	5,342	3,070	36,924	2,609	8,702	—	—	68,636
Substandard	20,038	40,187	38,391	7,831	3,830	71,061	—	—	181,338
Total income producing CRE	$435,238	$518,750	$538,011	$950,871	$897,608	$1,144,276	$49,931	$13,550	$4,548,235
Current period gross charge-offs	$—	$—	$—	$1,970	$—	$—	$—	$—	$1,970
Commercial & industrial
Pass	$283,935	$442,728	$361,686	$213,279	$185,955	$270,360	$628,197	$15,165	$2,401,305
Special Mention	59	2,313	9,430	17,862	1,757	3,980	7,589	1,564	44,554
Substandard	2,565	3,239	21,638	5,563	5,061	9,043	15,663	6,729	69,501
Total commercial & industrial	$286,559	$448,280	$392,754	$236,704	$192,773	$283,383	$651,449	$23,458	$2,515,360
Current period gross charge-offs	$—	$676	$3,896	$736	$—	$225	$—	$597	$6,130
Commercial construction
Pass	$271,120	$374,217	$318,612	$446,901	$126,786	$59,949	$43,352	$2,724	$1,643,661
Special Mention	5,896	7,062	462	41,989	5,253	464	6,333	110	67,569
Substandard	—	458	543	29,998	5,604	4,017	—	—	40,620
Total commercial construction	$277,016	$381,737	$319,617	$518,888	$137,643	$64,430	$49,685	$2,834	$1,751,850
Current period gross charge-offs	$—	$—	$—	$—	$130	$—	$—	$—	$130
Equipment financing
Pass	$442,271	$583,426	$372,142	$254,493	$82,532	$27,948	$—	$—	$1,762,812
Special Mention	—	—	—	550	417	—	—	—	967
Substandard	499	2,091	4,196	4,229	2,344	798	—	—	14,157
Total equipment financing	$442,770	$585,517	$376,338	$259,272	$85,293	$28,746	$—	$—	$1,777,936
Current period gross charge-offs	$—	$1,083	$4,001	$4,734	$1,677	$369	$—	$—	$11,864
Residential mortgage
Pass	$106,569	$112,636	$326,486	$976,419	$952,065	$706,930	$—	$2,731	$3,183,836
Substandard	—	1,736	3,334	7,531	3,204	10,646	—	143	26,594
Total residential mortgage	$106,569	$114,372	$329,820	$983,950	$955,269	$717,576	$—	$2,874	$3,210,430
Current period gross charge-offs	$—	$—	$373	$48	$—	$—	$—	$—	$421
Home equity
Pass	$—	$—	$—	$—	$—	$—	$1,143,215	$32,360	$1,175,575
Substandard	—	—	—	—	—	—	—	4,880	4,880
Total home equity	$—	$—	$—	$—	$—	$—	$1,143,215	$37,240	$1,180,455
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$71	$71
Residential construction
Pass	$33,404	$90,141	$20,315	$14,483	$6,474	$7,688	$—	$88	$172,593
Substandard	—	80	944	72	9	131	—	—	1,236
Total residential construction	$33,404	$90,221	$21,259	$14,555	$6,483	$7,819	$—	$88	$173,829
Current period gross charge-offs	$—	$—	$102	$124	$—	$—	$—	$—	$226
Consumer
Pass	$58,563	$56,385	$31,570	$17,592	$4,380	$2,300	$18,794	$109	$189,693
Substandard	—	220	486	176	137	246	—	—	1,265
Total consumer	$58,563	$56,605	$32,056	$17,768	$4,517	$2,546	$18,794	$109	$190,958
Current period gross charge-offs	$1,956	$234	$131	$80	$35	$13	$—	$47	$2,496

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(in thousands)	Term Loans						Revolvers	Revolvers converted to term loans	Total
As of December 31, 2024	2024	2023	2022	2021	2020	Prior
Owner occupied CRE
Pass	$455,248	$540,913	$621,020	$555,846	$507,121	$425,932	$120,574	$21,867	$3,248,521
Special Mention	1,093	13,414	13,653	14,735	6,520	6,496	4,995	393	61,299
Substandard	3,285	5,365	37,791	9,647	8,519	22,319	1,471	—	88,397
Total owner occupied CRE	$459,626	$559,692	$672,464	$580,228	$522,160	$454,747	$127,040	$22,260	$3,398,217
Current period gross charge-offs	$—	$—	$221	$—	$—	$707	$—	$—	$928
Income producing CRE
Pass	$468,247	$477,887	$977,090	$896,096	$614,584	$606,395	$50,955	$15,025	$4,106,279
Special Mention	16,852	2,145	21,007	2,724	3,538	10,465	50	—	56,781
Substandard	59,437	36,259	16,758	3,411	39,085	42,910	—	—	197,860
Total income producing CRE	$544,536	$516,291	$1,014,855	$902,231	$657,207	$659,770	$51,005	$15,025	$4,360,920
Current period gross charge-offs	$—	$3,128	$—	$—	$—	$1,691	$—	$—	$4,819
Commercial & industrial
Pass	$464,843	$440,557	$270,459	$198,320	$125,964	$180,262	$583,147	$8,480	$2,272,032
Special Mention	8,630	12,438	18,832	2,794	1,238	3,794	24,286	1,806	73,818
Substandard	2,428	22,877	9,773	12,133	3,986	7,081	16,078	8,170	82,526
Total commercial & industrial	$475,901	$475,872	$299,064	$213,247	$131,188	$191,137	$623,511	$18,456	$2,428,376
Current period gross charge-offs	$842	$2,908	$6,826	$1,994	$2,282	$1,236	$—	$3,270	$19,358
Commercial construction
Pass	$448,497	$348,179	$495,712	$153,303	$40,254	$40,004	$46,863	$1,196	$1,574,008
Special Mention	5,005	462	44,152	5,253	—	100	6,040	—	61,012
Substandard	1,900	3,956	1,491	6,549	6,621	173	—	—	20,690
Total commercial construction	$455,402	$352,597	$541,355	$165,105	$46,875	$40,277	$52,903	$1,196	$1,655,710
Current period gross charge-offs	$—	$69	$53	$—	$—	$23	$—	$—	$145
Equipment financing
Pass	$693,205	$454,501	$328,490	$122,920	$33,870	$15,788	$—	$—	$1,648,774
Special Mention	—	—	659	1,989	708	496	—	—	3,852
Substandard	653	2,784	3,453	1,828	527	630	—	—	9,875
Total equipment financing	$693,858	$457,285	$332,602	$126,737	$35,105	$16,914	$—	$—	$1,662,501
Current period gross charge-offs	$261	$5,489	$13,359	$6,418	$1,033	$309	$—	$—	$26,869
Residential mortgage
Pass	$121,145	$321,804	$1,015,693	$989,673	$402,894	$347,249	$—	$2,971	$3,201,429
Substandard	2,291	3,841	8,922	2,410	1,748	10,618	—	220	30,050
Total residential mortgage	$123,436	$325,645	$1,024,615	$992,083	$404,642	$357,867	$—	$3,191	$3,231,479
Current period gross charge-offs	$87	$124	$71	$3	$—	$10	$—	$—	$295
Home equity
Pass	$—	$—	$—	$—	$—	$—	$1,028,340	$31,291	$1,059,631
Substandard	—	—	—	—	—	—	—	5,243	5,243
Total home equity	$—	$—	$—	$—	$—	$—	$1,028,340	$36,534	$1,064,874
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$95	$95
Residential construction
Pass	$74,854	$55,164	$30,216	$8,539	$4,528	$4,872	$—	$90	$178,263
Substandard	—	—	49	—	3	90	—	—	142
Total residential construction	$74,854	$55,164	$30,265	$8,539	$4,531	$4,962	$—	$90	$178,405
Current period gross charge-offs	$—	$221	$73	$48	$—	$—	$—	$—	$342
Manufactured housing
Pass	$124	$—	$—	$—	$—	$150	$—	$—	$274
Substandard	285	506	178	112	169	199	—	—	1,449
Total manufactured housing	$409	$506	$178	$112	$169	$349	$—	$—	$1,723
Current period gross charge-offs	$—	$1,679	$3,570	$2,518	$2,518	$4,304	$—	$—	$14,589
Consumer
Pass	$84,100	$43,889	$20,332	$7,103	$7,625	$563	$22,508	$100	$186,220
Substandard	1	118	42	36	30	1	—	—	228
Total consumer	$84,101	$44,007	$20,374	$7,139	$7,655	$564	$22,508	$100	$186,448
Current period gross charge-offs	$3,082	$281	$162	$34	$11	$8	$—	$152	$3,730

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Modifications to Borrowers Experiencing Financial Difficulty
The period-end amortized cost and additional information regarding loans modified under the terms of a FDM during the six months ended June 30, 2025 and 2024 are presented in the following tables.

	Six Months Ended June 30,
	2025			2024
	New FDMs		Defaults within 12 months of modification	New FDMs		Defaults within 12 months of modification
(dollars in thousands)	Amortized Cost	% of Total Class of Receivable		Amortized Cost	% of Total Class of Receivable
Owner occupied CRE	$2,364	0.1%	$—	$2,697	0.1%	$—
Income producing CRE	—	—	—	28,553	0.7	—
Commercial & industrial	—	—	—	27,603	1.2	—
Equipment financing	7,683	0.4	378	4,290	0.3	284
Residential mortgage	5,304	0.2	282	1,994	0.1	—
Home equity	72	—	—	—	—	—
Manufactured housing	—	—	—	126	—	—
Total loans	$15,423	0.1	$660	$65,263	0.4	$284

The following table presents the aging category and accrual status of loans modified under the terms of a FDM during the previous 12 months on an amortized cost basis as of June 30, 2025.

	Accruing
		Loans Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual	Total
As of June 30, 2025
Owner occupied CRE	$2,654	$—	$—	$—	$—	$2,654
Income producing CRE	—	—	—	—	7,983	7,983
Commercial & industrial	2,693	306	—	—	130	3,129
Equipment financing	11,640	17	141	—	1,352	13,150
Residential mortgage	5,387	—	—	—	1,889	7,276
Home equity	—	—	—	—	72	72
Consumer	—	—	—	—	80	80
Total	$22,374	$323	$141	$—	$11,506	$34,344

The following table presents the amortized cost by type of FDM and the applicable weighted-average impact of the modifications for the periods indicated.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

New FDMs
	Six Months Ended June 30,
	2025		2024
(dollars in thousands)	Amortized Cost	Weighted Average Modification	Amortized Cost	Weighted Average Modification
Extension
Owner occupied CRE	$—		$198	6 months
Commercial & industrial	—		23,284	11 months
Residential mortgage	538	7.1 years	25	1 year
Total	538		23,507

Payment Delay
Owner occupied CRE (1)	2,364	7 months	896	4 months
Income producing CRE (2)	—		28,553	1 year
Commercial & industrial (1)	—		155	6 months
Residential mortgage	2,602	9 months	—
Total	4,966		29,604

Rate Reduction
Commercial & industrial	—		891	50 basis points
Residential mortgage	348	240 basis points	—
Home equity	72	400 basis points	—
Total	420		891

Payment Delay and Extension
Commercial & industrial	—		573	Payment delay: 4 months; Extension: 3 years
Equipment financing	7,683	Extension and payment delay: 8 months	4,290	Extension and payment delay: 8 months
Total	7,683		4,863

Rate Reduction and Extension
Residential mortgage	1,816	Rate reduction: 393 basis points; Extension: 5.8 years	1,969	Rate reduction: 471 basis points; Extension: 2.6 years
Manufactured housing	—		126	Rate reduction: 624 basis points; Extension: 6 years
Total	1,816		2,095

Rate Reduction and Payment Delay
Owner occupied CRE	—		1,439	Rate reduction: 75 basis points; Payment delay: 6 months
Commercial & industrial	—		115	Rate reduction: 150 basis points; Payment delay: 6 months
Total	—		1,554

Rate Reduction, Payment Delay & Extension
Owner occupied CRE	—		164	Rate reduction: 75 basis points; Payment delay: 6 months; Extension: 3 years
Commercial & industrial	—		2,585	Rate reduction: 267 basis points; Payment delay: 6 months; Extension: 4.5 years
Total	—		2,749
Total	$15,423		$65,263
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

At June 30, 2025, the baseline economic forecast had worsened slightly relative to the forecasts at March 31, 2025 and December 31, 2024 as the implemented tariffs were larger than anticipated, which negatively affected forecasted unemployment and GDP. However, the decrease in United’s charge-offs lowered the initial expected default rates for some segments and thus contributed to a lower modeled ACL balance. At June 30, 2025, United applied a qualitative adjustment to increase the model’s calculated ACL for the income producing CRE portfolio, partially offset by qualitative adjustments to decrease the model’s calculated ACL for the residential mortgage and commercial and industrial portfolios. These qualitative adjustments were applied to better reflect management’s expectations of future performance as indicated by internal credit performance measures. In addition, at June 30, 2025, United’s qualitative adjustment to estimate losses for loans to borrowers affected by Hurricane Helene added $4.42 million to the ACL balance, compared to $9.80 million at December 31, 2024.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the balance and activity in the ACL by portfolio segment for the periods indicated.

	Three Months Ended June 30,
	2025						2024
(in thousands)	Beginning Balance	Initial ACL -PCD loans (2)	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied CRE	$21,505	$278	$(561)	$91	$(346)	$20,967	$19,658	$(373)	$210	$2,292	$21,787
Income producing CRE	45,817	910	(950)	17	3,278	49,072	46,798	(3,129)	161	(936)	42,894
Commercial & industrial	37,704	23	(2,768)	1,741	1,993	38,693	31,858	(3,284)	2,003	1,524	32,101
Commercial construction	16,725	39	(130)	41	(696)	15,979	20,023	—	48	(454)	19,617
Equipment financing	47,600	—	(5,927)	964	5,263	47,900	39,982	(6,604)	1,102	10,635	45,115
Residential mortgage	29,679	—	(372)	59	851	30,217	28,636	(6)	113	(131)	28,612
Home equity	10,297	1	(71)	143	442	10,812	9,715	—	27	(356)	9,386
Residential construction	1,622	—	—	9	181	1,812	1,529	(56)	30	(119)	1,384
Manufactured housing (1)	—	—	—	—	—	—	12,044	(1,233)	83	628	11,522
Consumer	1,025	—	(982)	471	534	1,048	691	(916)	210	619	604
ACL - loans	211,974	1,251	(11,761)	3,536	11,500	216,500	210,934	(15,601)	3,987	13,702	213,022
ACL - unfunded commitments	11,227	—	—	—	318	11,545	13,185	—	—	(1,467)	11,718
Total ACL	$223,201	$1,251	$(11,761)	$3,536	$11,818	$228,045	$224,119	$(15,601)	$3,987	$12,235	$224,740

	Six Months Ended June 30,
	2025						2024
(in thousands)	Beginning Balance	Initial ACL - PCD loans (2)	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Charge- Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied CRE	$19,873	$278	$(832)	$236	$1,412	$20,967	$23,542	$(801)	$436	$(1,390)	$21,787
Income producing CRE	41,427	910	(1,970)	319	8,386	49,072	47,755	(3,358)	185	(1,688)	42,894
Commercial & industrial	35,441	23	(6,130)	2,656	6,703	38,693	30,890	(8,070)	2,883	6,398	32,101
Commercial construction	16,370	39	(130)	179	(479)	15,979	21,741	(53)	81	(2,152)	19,617
Equipment financing	47,415	—	(11,864)	1,859	10,490	47,900	33,383	(13,893)	2,029	23,596	45,115
Residential mortgage	32,259	—	(421)	109	(1,730)	30,217	28,219	(22)	145	270	28,612
Home equity	11,247	1	(71)	205	(570)	10,812	9,647	(7)	88	(342)	9,386
Residential construction	1,672	—	(226)	16	350	1,812	1,833	(189)	44	(304)	1,384
Manufactured housing (1)	450	—	—	—	(450)	—	10,339	(2,840)	121	3,902	11,522
Consumer	844	—	(2,496)	729	1,971	1,048	722	(1,777)	476	1,183	604
ACL - loans	206,998	1,251	(24,140)	6,308	26,083	216,500	208,071	(31,010)	6,488	29,473	213,022
ACL - unfunded commitments	10,391	—	—	—	1,154	11,545	16,057	—	—	(4,339)	11,718
Total ACL	$217,389	$1,251	$(24,140)	$6,308	$27,237	$228,045	$224,128	$(31,010)	$6,488	$25,134	$224,740
(1) The release of ACL presented for manufactured housing loans for the six months ended June 30, 2025 represents a reclassification of the allowance to the consumer line where these loan balances are reflected as of June 30, 2025.
(2) Represents the initial ACL related to PCD loans acquired in the ANB transaction.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Derivatives and Hedging Activities

The table below presents the fair value of derivative financial instruments, which are included in other assets and other liabilities on the consolidated balance sheet, as of the dates indicated.

	June 30, 2025			December 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Derivative Asset	Derivative Liability		Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Cash flow hedge of subordinated debt	$100,000	$8,027	$—	$100,000	$11,196	$—
Cash flow hedges of trust preferred securities	20,000	—	—	20,000	—	—
Fair value hedges of AFS debt securities	802,731	—	—	821,507	—	—
Fair value hedges of loans	2,050,000	—	—	1,650,000	—	—
Total	2,972,731	8,027	—	2,591,507	11,196	—

Derivatives not designated as hedging instruments:
Customer derivative positions	1,359,362	10,356	40,944	1,225,732	1,740	63,703
Dealer offsets to customer derivative positions	1,359,362	12,311	10,155	1,225,732	21,897	1,811
Risk participations	121,073	—	157	81,147	—	12
Mortgage banking - loan commitments	60,875	1,472	—	52,444	822	—
Mortgage banking - forward sales commitment	81,388	—	561	77,401	394	34
Bifurcated embedded derivatives	51,935	7,658	—	51,935	10,834	—
Dealer offsets to bifurcated embedded derivatives	51,935	—	9,060	51,935	—	12,274
Total	3,085,930	31,797	60,877	2,766,326	35,687	77,834

Total derivatives	$6,058,661	$39,824	$60,877	$5,357,833	$46,883	$77,834

Total gross derivative instruments		$39,824	$60,877		$46,883	$77,834
Less: Amounts subject to master netting agreements		(7,872)	(7,872)		(1,900)	(1,900)
Less: Cash collateral received/pledged		(14,945)	(11,445)		(33,005)	(12,230)
Net amount		$17,007	$41,560		$11,978	$63,704

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

Hedging Derivatives

Cash Flow Hedges of Interest Rate Risk
As of June 30, 2025 and December 31, 2024, United utilized interest rate caps and swaps to hedge the variability of cash flows due to changes in interest rates on certain of its variable-rate subordinated debt and trust preferred securities. Gains and losses related to changes in fair value are reclassified into earnings in the periods the hedged forecasted transactions occur. Over the next twelve months, United expects to reclassify $4.03 million of gains from AOCI into earnings related to these agreements.

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

	Affected Income Statement Line Item Increase/(Decrease) to Earnings	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2025	2024	2025	2024
Fair value hedges:
AFS securities:
Amounts related to interest settlements on derivatives		$1,548	$3,120	$2,889	$5,976
(Loss) gain recognized on derivative		(4,863)	390	(13,167)	9,852
Gain (loss) recognized on hedged items		4,901	310	13,308	(9,488)
Net income recognized on AFS securities fair value hedges	Interest revenue - investment securities	$1,586	$3,820	$3,030	$6,340
Loans:
Amounts related to interest settlements on derivatives		$(327)	$3,665	$(887)	$4,963
Gain (loss) recognized on derivatives		1,220	3,467	(788)	5,625
(Loss) gain recognized on hedged items		(826)	(3,351)	1,369	(5,646)
Net income (loss) recognized on loan fair value hedges	Interest revenue - loans, including fees	$67	$3,781	$(306)	$4,942

Cash flow hedges:
Long-term debt (1)	Interest expense- long term debt	$1,129	$1,438	$2,250	$2,878
 (1) Includes premium amortization expense excluded from the assessment of hedge effectiveness of $234,000 and $235,000 for the six months ended 2025 and 2024, respectively.

The table below presents the carrying amount of hedged items and cumulative fair value hedging basis adjustments for the periods presented. All fair value hedges of AFS debt securities and loans at June 30, 2025 and December 31, 2024 were designated under the portfolio layer method.

(in thousands)	June 30, 2025			December 31, 2024
Balance Sheet Location	Carrying Amount	Hedge Accounting Basis Adjustment	Hedged Portfolio Layer	Carrying Amount	Hedge Accounting Basis Adjustment	Hedged Portfolio Layer
Debt securities AFS (1)	$983,772	$3,556	$802,731	$1,002,511	$(9,752)	$821,507
Loans and leases held for investment	4,289,904	8,696	2,050,000	4,628,030	7,327	1,650,000
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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The table below presents the gains and losses recognized in income on derivatives not designated as hedging instruments for the periods indicated.

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2025	2024	2025	2024
Customer derivatives and dealer offsets	Other noninterest income	$1,058	$451	$2,002	$206
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	(10)	1	(4)	(191)
Mortgage banking derivatives	Mortgage loan gains and other related fees	(705)	451	(295)	1,352
Risk participations	Other noninterest income	(19)	(3)	175	(1)
		$324	$900	$1,878	$1,366

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

Note 7 – Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below.

(in thousands)	June 30, 2025	December 31, 2024
Core deposit intangible	$106,984	$100,694
Less: accumulated amortization	(57,718)	(51,141)
Net core deposit intangible (1)	49,266	49,553
Goodwill	925,119	907,090
Total goodwill and other intangible assets, net	$974,385	$956,643
(1) As intangible assets become fully amortized, they are excluded from balances presented.

During the second quarter of 2025, in connection with the ANB acquisition, United recorded a core deposit intangible of $6.29 million.

The following table summarizes the changes in the carrying amount of goodwill for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Balance, beginning of period	$907,090	$921,253	$907,090	$919,914
Acquisition of ANB (1)	18,029	—	18,029	—
Measurement period adjustment - First Miami	—	—	—	1,339
FinTrust goodwill write-down	—	(5,100)	—	(5,100)
Balance, end of period	$925,119	$916,153	$925,119	$916,153
(1) See Note 3 for further details.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The estimated aggregate amortization expense for future periods for finite-lived intangibles is as follows:

(in thousands)
Year
Remainder of 2025	$6,502
2026	11,501
2027	9,498
2028	7,592
2029	5,835
Thereafter	8,338
Total	$49,266

Note 8 – Assets and Liabilities Measured at Fair Value
Accounting standards define fair value as the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants on the measurement date. Fair values are categorized within a three-level measurement hierarchy:
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

United has processes in place to review the significant valuation inputs and to assesses on a quarterly basis how instruments are classified within the valuation framework. Transfers into or out of fair value hierarchy levels are made as the observability of input assumptions change. During the six months ended June 30, 2025, there were no changes to valuation approaches or techniques that warranted a hierarchy level change.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall.

(in thousands)
June 30, 2025	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$334,492	$—	$—	$334,492
U.S. Government agencies & GSEs	—	295,691	—	295,691
State and political subdivisions	—	157,422	—	157,422
Residential MBS	—	2,079,812	—	2,079,812
Commercial MBS	—	769,056	—	769,056
Corporate bonds	—	136,595	1,235	137,830
Asset-backed securities	—	301,020	—	301,020
Equity securities	—	2,272	—	2,272
Mortgage loans held for sale	—	37,143	—	37,143
Mutual funds	14,415	—	—	14,415
Servicing rights for SBA/USDA loans	—	—	4,806	4,806
Residential mortgage servicing rights	—	—	39,677	39,677
Contingent consideration receivable	—	—	7,297	7,297
Derivative financial instruments	—	30,694	9,130	39,824
Total assets	$348,907	$3,809,705	$62,145	$4,220,757

Liabilities:
Deferred compensation plan liability	$14,417	$—	$—	$14,417
Derivative financial instruments	—	51,660	9,217	60,877
Total liabilities	$14,417	$51,660	$9,217	$75,294

(in thousands)
December 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$503,669	$—	$—	$503,669
U.S. Government agencies & GSEs	—	320,267	—	320,267
State and political subdivisions	—	158,232	—	158,232
Residential MBS	—	2,229,959	—	2,229,959
Commercial MBS	—	822,897	—	822,897
Corporate bonds	—	150,394	2,226	152,620
Asset-backed securities	—	248,647	—	248,647
Equity securities	—	2,341	—	2,341
Mortgage loans held for sale	—	57,534	—	57,534
Mutual funds	15,335	—	—	15,335
Servicing rights for SBA/USDA loans	—	—	4,697	4,697
Residential mortgage servicing rights	—	—	39,294	39,294
Contingent consideration receivable	—	—	7,470	7,470
Derivative financial instruments	—	35,227	11,656	46,883
Total assets	$519,004	$4,025,498	$65,343	$4,609,845

Liabilities:
Deferred compensation plan liability	$15,331	$—	$—	$15,331
Derivative financial instruments	—	65,548	12,286	77,834
Total liabilities	$15,331	$65,548	$12,286	$93,165

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Level 3 Fair Value Measurements
The following table presents quantitative information about significant unobservable inputs related to United’s material categories of Level 3 financial instruments measured at fair value on a recurring basis as of the dates indicated.

Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Inputs	June 30, 2025		December 31, 2024
			Range	Weighted Average	Range	Weighted Average
Residential mortgage servicing rights	Discounted cash flow	Discount rate	10.0 - 12.5	10.1	10.0 - 14.0	10.1
		Prepayment rate	6.5 - 25.8	7.5	6.5 - 77.6	7.6
Derivative assets - mortgage	Internal model	Pull through rate	73.0 - 100	90.2	70.4 - 100	91.6
Derivative assets and liabilities - other	Dealer priced	Dealer priced	N/A	N/A	N/A	N/A
Contingent consideration receivable	Discounted cash flow	Discount rate	0.0 - 7.1	6.4	0.0 - 7.1	6.4
		Probability of achievement	89.3 - 100	92.6	89.3 - 100	92.6

The table below presents a reconciliation of the beginning and ending balances of Level 3 assets and liabilities measured at fair value on a recurring basis for the periods indicated.

	2025						2024
(in thousands)	Derivative Assets	Derivative Liabilities	SBA/USDA Loan Servicing Rights	Residential Mortgage Servicing Rights	Corporate Bonds	Contingent Consideration Receivable	Derivative Assets	Derivative Liabilities	SBA/USDA Loan Servicing Rights	Residential Mortgage Servicing Rights	Corporate Bonds
Three Months Ended June 30,
Beginning balance	$11,319	$10,825	$4,920	$39,660	$2,230	$7,390	$12,811	$13,185	$5,507	$37,358	$2,160
Additions	1,403	—	410	1,440	—	—	1,362	—	345	1,060	—
Sales and settlements	(1,990)	—	(221)	(653)	(1,000)	(93)	(1,394)	—	(313)	(1,037)	—
Fair value adjustments included in OCI	—	—	—	—	5	—	—	—	—	—	37
Fair value adjustments included in earnings	(1,602)	(1,608)	(303)	(770)	—	—	154	128	(292)	633	—
Ending balance	$9,130	$9,217	$4,806	$39,677	$1,235	$7,297	$12,933	$13,313	$5,247	$38,014	$2,197

Six Months Ended June 30,
Beginning balance	$11,656	$12,286	$4,697	$39,294	$2,226	$7,470	$10,642	$11,172	$5,444	$35,897	$2,205
Additions	3,245	321	852	2,492	—	—	2,828	—	515	1,778	—
Transfers from Level 2	—	—	—	—	—	—	484	925	—	—	—
Sales and settlements	(2,595)	—	(358)	(1,261)	(1,000)	(173)	(2,317)	—	(554)	(1,797)	—
Fair value adjustments included in OCI	—	—	—	—	9	—	—	—	—	—	(8)
Fair value adjustments included in earnings	(3,176)	(3,390)	(385)	(848)	—	—	1,296	1,216	(158)	2,136	—
Ending balance	$9,130	$9,217	$4,806	$39,677	$1,235	$7,297	$12,933	$13,313	$5,247	$38,014	$2,197

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

Mortgage Loans Held for Sale
(in thousands)	June 30, 2025	December 31, 2024
Outstanding principal balance	$35,885	$56,097
Fair value	37,143	57,534

Gain (Loss) from Change in Fair Value on Mortgage Loans Held for Sale
Location	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Mortgage loan gains (losses) and other related fees	$—	$204	$(179)	$172

Changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of assets that were still held as of June 30, 2025 and December 31, 2024, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented.

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2025
Loans held for investment	$—	$—	$8,213	$8,213

December 31, 2024
Loans held for investment	$—	$—	$27,313	$27,313

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value Level
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
June 30, 2025
Assets:
HTM debt securities	$2,306,730	$18,724	$1,917,024	$—	$1,935,748
Loans and leases, net	18,704,375	—	—	18,082,340	18,082,340

Liabilities:
Deposits	23,963,012	—	23,959,284	—	23,959,284
Long-term debt	155,143	—	—	151,070	151,070

December 31, 2024
Assets:
HTM debt securities	$2,368,107	$18,162	$1,925,964	$—	$1,944,126
Loans and leases, net	17,968,982	—	—	17,325,630	17,325,630

Liabilities:
Deposits	23,460,975	—	23,453,487	—	23,453,487
Long-term debt	254,152	—	—	248,657	248,657

Note 9 – Reclassifications Out of AOCI

The following table presents the details regarding amounts reclassified out of AOCI for the periods indicated. Amounts shown in parentheses reduce earnings.

(in thousands)
Details about AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2025	2024	2025	2024
Realized net gains on AFS securities:
	$286	$—	$292	$—	Securities gains, net
	(68)	—	(70)	—	Income tax expense
	$218	$—	$222	$—	Net of tax

Amortization of unrealized losses on HTM securities transferred from AFS:
	$(1,961)	$(2,474)	$(3,925)	$(4,537)	Investment securities interest revenue
	465	702	929	1,195	Income tax expense
	$(1,496)	$(1,772)	$(2,996)	$(3,342)	Net of tax

Reclassifications related to derivative instruments accounted for as cash flow hedges:
Interest rate contracts	$1,129	$1,438	$2,250	$2,878	Long-term debt interest expense
	(285)	(363)	(568)	(731)	Income tax expense
	$844	$1,075	$1,682	$2,147	Net of tax

Amortization of defined benefit pension plan net periodic pension cost components:
Prior service cost	$17	$(46)	$34	$(90)	Salaries and employee benefits expense
	(5)	12	(9)	23	Income tax expense
	$12	$(34)	$25	$(67)	Net of tax

Total reclassifications for the period	$(422)	$(731)	$(1,067)	$(1,262)	Net of tax

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net income	$78,733	$66,615	$150,146	$129,246
Dividends on preferred stock	(1,573)	(1,573)	(3,146)	(3,146)
Earnings allocated to participating securities	(438)	(368)	(850)	(713)
Net income available to common shareholders	$76,722	$64,674	$146,150	$125,387

Weighted average shares outstanding:
Basic	121,377	119,726	120,714	119,694
Effect of dilutive securities:
Stock options	55	59	71	69
Restricted stock units	—	—	35	—
Diluted	121,432	119,785	120,820	119,763

Net income per common share:
Basic	$0.63	$0.54	$1.21	$1.05
Diluted	$0.63	$0.54	$1.21	$1.05

For the three and six months ended June 30, 2025, no potentially dilutive shares of common stock issuable upon exercise of stock options were excluded from the computation of earnings per share because of their antidilutive effect. For the three and six months ended June 30, 2024, respectively, 58,734 and 984 potentially dilutive shares of common stock issuable upon exercise of stock options were excluded from the computation of earnings per share because of their antidilutive effect.

Note 11 – Regulatory Matters

As of June 30, 2025, United and the Bank were categorized as well-capitalized under the regulatory requirements in effect at that time. To be categorized as well-capitalized, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at the time, as set forth in the table below, and have met certain other requirements. Management believes that United and the Bank exceeded all well-capitalized requirements at June 30, 2025, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.

Regulatory capital ratios at June 30, 2025 and December 31, 2024, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under regulatory requirements in effect at such times, are presented below for United and the Bank:

			United Community Banks, Inc. (Consolidated)		United Community Bank
(dollars in thousands)	Minimum (1)	Well- Capitalized	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Risk-based ratios:
CET1 capital	4.5%	6.5%	13.34%	13.27%	12.60%	13.05%
Tier 1 capital	6.0	8.0	13.77	13.72	12.60	13.05
Total capital	8.0	10.0	15.14	15.17	13.66	14.08
Leverage ratio	4.0	5.0	10.37	9.96	9.48	9.46

CET1 capital			$2,728,423	$2,608,136	$2,569,206	$2,555,941
Tier 1 capital			2,816,689	2,696,402	2,569,206	2,555,941
Total capital			3,096,192	2,982,273	2,783,709	2,756,811
Risk-weighted assets			20,456,677	19,655,227	20,385,881	19,582,815
Average total assets for the leverage ratio			27,153,560	27,059,513	27,104,174	27,014,385
(1) As of June 30, 2025 and December 31, 2024, the minimum ratios as presented were subject to an additional capital conservation buffer of 2.50%

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

The following table summarizes the contractual amount of significant off-balance sheet instruments as of the dates indicated.

(in thousands)	June 30, 2025	December 31, 2024
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$4,335,416	$3,970,991
Letters of credit	55,752	57,983

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at June 30, 2025 and December 31, 2024 and our results of operations for the three and six months ended June 30, 2025 and 2024. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. The following discussion and analysis should be read along with our consolidated financial statements and related notes included in Part I - Item 1 of this Report, “Cautionary Note Regarding Forward-Looking Statements” and the risk factors discussed in our 2024 10-K and the other reports we have filed with the SEC after we filed the 2024 10-K.

Unless the context otherwise requires, the terms “we,” “our,” “us” refer to United on a consolidated basis.

Overview

We offer a wide array of commercial and consumer banking services and investment advisory solutions through a network of 200 banking offices in Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama. Our equipment finance and SBA/USDA lending businesses operate throughout the United States. At June 30, 2025, we had consolidated total assets of $28.1 billion and 3,050 full-time equivalent employees.

Recent Developments

On May 1, 2025, we completed the acquisition of ANB, which was headquartered in Oakland Park, Florida where it operated one banking location. We acquired $447 million of assets, including goodwill, and assumed $381 million of liabilities in the acquisition, which included $301 million in loans and $374 million in deposits. Our operating results for the three and six months ended June 30, 2025 include ANB’s operating results for the period subsequent to the acquisition date.

On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act, which includes a broad range of tax reform provisions affecting businesses. Of note, the 21% corporate tax rate provided by the Tax Cuts and Jobs Act of 2017, which was scheduled to sunset on December 31, 2025, was made permanent with the passing of this law.

Results of Operations

We reported net income and diluted earnings per common share of $78.7 million and $0.63, respectively, for the second quarter of 2025, compared to $66.6 million and $0.54, respectively, for the same period in 2024. For the six months ended June 30, 2025 and 2024, we reported net income of $150 million and $129 million, respectively, and diluted earnings per common share of $1.21 and $1.05, respectively.

Net interest revenue for the second quarter and first half of 2025 was $226 million and $438 million, respectively, compared to $209 million and $408 million, respectively, for the same periods of 2024. The increase in net interest revenue was mostly driven by lower deposit interest expense.

Net interest margin for the second quarter and first half of 2025 increased to 3.50% and 3.43%, respectively, from 3.37% and 3.28%, respectively, for the comparative 2024 periods. The increases in net interest margin were primarily due to the larger decrease in interest rates paid on deposits compared to the decrease in interest rates earned on loans.

We recorded a provision for credit losses of $11.8 million and $27.2 million for the second quarter and first half of 2025, respectively, which included $2.49 million for the initial ACL for ANB non-PCD loans and unfunded commitments. Provision expense for the comparative periods of 2024 was $12.2 million and $25.1 million.

Noninterest income of $34.7 million and $70.4 million for the second quarter and first half of 2025 decreased by $1.85 million and $5.78 million, respectively, compared to the same periods of 2024. The decrease was mostly driven by negative fair value adjustments to our mortgage servicing asset and a decrease in wealth management fees. The decrease in wealth management fees is reflective of the decrease in assets under management following the sale of FinTrust in the fourth quarter of 2024.

Noninterest expense of $148 million and $289 million in the second quarter and first six months of 2025 were relatively consistent with the expense reported for the comparative periods of 2024. The three and six months of 2025 included ANB merger-related expense and higher communications and equipment expense, while the comparative periods of 2024 included a $5.10 million goodwill write-down related to the sale of FinTrust.

Results for the second quarter and first six months of 2025 are discussed in further detail throughout the following sections of MD&A.

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

UNITED COMMUNITY BANKS, INC.
Table 1 - Financial Highlights

(dollars in thousands, except per share data)	2025		2024			Second Quarter 2025 - 2024 Change	For the Six Months Ended June 30,		YTD Change
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter		2025	2024
INCOME SUMMARY
Interest revenue	$347,365	$335,357	$344,962	$349,086	$346,965		$682,722	$683,693
Interest expense	121,834	123,336	134,629	139,900	138,265		245,170	275,844
Net interest revenue	225,531	212,021	210,333	209,186	208,700	8%	437,552	407,849	7%
Noninterest income	34,708	35,656	40,522	8,091	36,556	(5)	70,364	76,143	(8)
Total revenue	260,239	247,677	250,855	217,277	245,256	6	507,916	483,992	5
Provision for credit losses	11,818	15,419	11,389	14,428	12,235	(3)	27,237	25,134	8
Noninterest expense	147,919	141,099	143,056	143,065	147,044	1	289,018	292,046	(1)
Income before income tax expense	100,502	91,159	96,410	59,784	85,977	17	191,661	166,812	15
Income tax expense	21,769	19,746	20,606	12,437	19,362	12	41,515	37,566	11
Net income	78,733	71,413	75,804	47,347	66,615	18	150,146	129,246	16
Non-operating items	4,833	1,297	2,203	29,385	6,493	n/m	6,130	8,680	n/m
Income tax benefit of non-operating items	(1,047)	(281)	(471)	(6,276)	(1,462)	n/m	(1,328)	(1,955)	n/m
Net income - operating (1)	$82,519	$72,429	$77,536	$70,456	$71,646	15	$154,948	$135,971	14

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$0.63	$0.58	$0.61	$0.38	$0.54	17	$1.21	$1.05	15
Diluted net income - operating (1)	0.66	0.59	0.63	0.57	0.58	14	1.25	1.10	14
Cash dividends declared	0.24	0.24	0.24	0.24	0.23	4	0.48	0.46	4
Book value	28.89	28.42	27.87	27.68	27.18	6	28.89	27.18	6
Tangible book value (3)	21.00	20.58	20.00	19.66	19.13	10	21.00	19.13	10
Key performance ratios:
Return on common equity - GAAP (2)(4)	8.45%	7.89%	8.40%	5.20%	7.53%		8.18%	7.34%
Return on common equity - operating (1)(2)(4)	8.87	8.01	8.60	7.82	8.12		8.45	7.73
Return on tangible common equity - operating (1)(2)(3)(4)	12.34	11.21	12.12	11.17	11.68		11.78	11.18
Return on assets - GAAP (4)	1.11	1.02	1.06	0.67	0.97		1.06	0.94
Return on assets - operating (1)(4)	1.16	1.04	1.08	1.01	1.04		1.10	0.99
Net interest margin (FTE) (4)	3.50	3.36	3.26	3.33	3.37		3.43	3.28
Efficiency ratio - GAAP	56.69	56.74	56.05	65.51	59.70		56.71	60.08
Efficiency ratio - operating (1)	54.84	56.22	55.18	57.37	57.06		55.51	58.08
Equity to total assets	12.86	12.56	12.38	12.45	12.35		12.86	12.35
Tangible common equity to tangible assets (3)	9.45	9.18	8.97	8.93	8.78		9.45	8.78

ASSET QUALITY
NPAs	$83,959	$93,290	$115,635	$114,960	$116,722	(28)	$83,959	$116,722	(28)
ACL - loans	216,500	211,974	206,998	205,290	213,022	2	216,500	213,022	2
Net charge-offs	8,225	9,607	9,517	23,651	11,614	n/m	17,832	24,522	n/m
ACL - loans to loans	1.14%	1.15%	1.14%	1.14%	1.17%		1.14%	1.17%
Net charge-offs to average loans (4)	0.18	0.21	0.21	0.52	0.26		0.20	0.27
NPAs to total assets	0.30	0.33	0.42	0.42	0.43		0.30	0.43

AT PERIOD END ($ in millions)
Loans	$18,921	$18,425	$18,176	$17,964	$18,211	4	$18,921	$18,211	4
Investment securities	6,382	6,661	6,804	6,425	6,038	6	6,382	6,038	6
Total assets	28,086	27,874	27,720	27,373	27,057	4	28,086	27,057	4
Deposits	23,963	23,762	23,461	23,253	22,982	4	23,963	22,982	4
Shareholders’ equity	3,613	3,501	3,432	3,407	3,343	8	3,613	3,343	8
Common shares outstanding (thousands)	121,431	119,514	119,364	119,283	119,175	2	121,431	119,175	2
(1) Excludes non-operating items as detailed on Non-GAAP Performance Measures Reconciliation on next page. (2) Net income less preferred stock dividends, divided by average realized common equity, which excludes AOCI. (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Financial Highlights
Non-GAAP Performance Measures Reconciliation
(dollars in thousands, except per share data)
	2025		2024			For the Six Months Ended June 30,
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2025	2024
Noninterest income reconciliation
Noninterest income (GAAP)	$34,708	$35,656	$40,522	$8,091	$36,556	$70,364	$76,143
Loss on sale of manufactured housing loans	—	—	—	27,209	—	—	—
Gain on lease termination	—	—	—	—	—	—	(2,400)
Noninterest income - operating	$34,708	$35,656	$40,522	$35,300	$36,556	$70,364	$73,743

Noninterest expense reconciliation
Noninterest expense (GAAP)	$147,919	$141,099	$143,056	$143,065	$147,044	$289,018	$292,046
Loss on FinTrust (goodwill impairment)	—	—	—	—	(5,100)	—	(5,100)
FDIC special assessment	—	—	—	—	764	—	(1,736)
Merger-related and other charges	(4,833)	(1,297)	(2,203)	(2,176)	(2,157)	(6,130)	(4,244)
Noninterest expense - operating	$143,086	$139,802	$140,853	$140,889	$140,551	$282,888	$280,966

Net income to operating income reconciliation
Net income (GAAP)	$78,733	$71,413	$75,804	$47,347	$66,615	$150,146	$129,246
Loss on sale of manufactured housing loans	—	—	—	27,209	—	—	—
Gain on lease termination	—	—	—	—	—	—	(2,400)
Loss on FinTrust (goodwill impairment)	—	—	—	—	5,100	—	5,100
FDIC special assessment	—	—	—	—	(764)	—	1,736
Merger-related and other charges	4,833	1,297	2,203	2,176	2,157	6,130	4,244
Income tax benefit of non-operating items	(1,047)	(281)	(471)	(6,276)	(1,462)	(1,328)	(1,955)
Net income - operating	$82,519	$72,429	$77,536	$70,456	$71,646	$154,948	$135,971

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$0.63	$0.58	$0.61	$0.38	$0.54	$1.21	$1.05
Loss on sale of manufactured housing loans	—	—	—	0.18	—	—	—
Gain on lease termination	—	—	—	—	—	—	(0.02)
Loss on FinTrust (goodwill impairment)	—	—	—	—	0.03	—	0.03
FDIC special assessment	—	—	—	—	—	—	0.02
Merger-related and other charges	0.03	0.01	0.02	0.01	0.01	0.04	0.02
Diluted income per common share - operating	$0.66	$0.59	$0.63	$0.57	$0.58	$1.25	$1.10

Book value per common share reconciliation
Book value per common share (GAAP)	$28.89	$28.42	$27.87	$27.68	$27.18	$28.89	$27.18
Effect of goodwill and other intangibles	(7.89)	(7.84)	(7.87)	(8.02)	(8.05)	(7.89)	(8.05)
Tangible book value per common share	$21.00	$20.58	$20.00	$19.66	$19.13	$21.00	$19.13

Return on tangible common equity reconciliation
Return on common equity (GAAP)	8.45%	7.89%	8.40%	5.20%	7.53%	8.18%	7.34%
Loss on sale of manufactured housing loans	—	—	—	2.43	—	—	—
Gain on lease termination	—	—	—	—	—	—	(0.11)
Loss on FinTrust (goodwill impairment)	—	—	—	—	0.46	—	0.23
FDIC special assessment	—	—	—	—	(0.07)	—	0.08
Merger-related and other charges	0.42	0.12	0.20	0.19	0.20	0.27	0.19
Return on common equity - operating	8.87	8.01	8.60	7.82	8.12	8.45	7.73
Effect of goodwill and other intangibles	3.47	3.20	3.52	3.35	3.56	3.33	3.45
Return on tangible common equity - operating	12.34%	11.21%	12.12%	11.17%	11.68%	11.78%	11.18%

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Financial Highlights
Non-GAAP Performance Measures Reconciliation
(dollars in thousands, except per share data)
	2025		2024			For the Six Months Ended June 30,
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2025	2024
Return on assets reconciliation
Return on assets (GAAP)	1.11%	1.02%	1.06%	0.67%	0.97%	1.06%	0.94%
Loss on sale of manufactured housing loans	—	—	—	0.31	—	—	—
Gain on lease termination	—	—	—	—	—	—	(0.01)
Loss on FinTrust (goodwill impairment)	—	—	—	—	0.06	—	0.03
FDIC special assessment	—	—	—	—	(0.01)	—	0.01
Merger-related and other charges	0.05	0.02	0.02	0.03	0.02	0.04	0.02
Return on assets - operating	1.16%	1.04%	1.08%	1.01%	1.04%	1.10%	0.99%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	56.69%	56.74%	56.05%	65.51%	59.70%	56.71%	60.08%
Loss on sale of manufactured housing loans	—	—	—	(7.15)	—	—	—
Gain on lease termination	—	—	—	—	—	—	0.29
Loss on FinTrust (goodwill impairment)	—	—	—	—	(2.07)	—	(1.05)
FDIC special assessment	—	—	—	—	0.31	—	(0.36)
Merger-related and other charges	(1.85)	(0.52)	(0.87)	(0.99)	(0.88)	(1.20)	(0.88)
Efficiency ratio - operating	54.84%	56.22%	55.18%	57.37%	57.06%	55.51%	58.08%

Tangible common equity to tangible assets reconciliation
Equity to total assets (GAAP)	12.86%	12.56%	12.38%	12.45%	12.35%	12.86%	12.35%
Effect of goodwill and other intangibles	(3.10)	(3.06)	(3.09)	(3.20)	(3.24)	(3.10)	(3.24)
Effect of preferred equity	(0.31)	(0.32)	(0.32)	(0.32)	(0.33)	(0.31)	(0.33)
Tangible common equity to tangible assets	9.45%	9.18%	8.97%	8.93%	8.78%	9.45%	8.78%

Net Interest Revenue

For the quarter:

FTE net interest revenue for the second quarter of 2025 was $227 million, an increase of $16.8 million from the same period in 2024. Net interest-rate spread and net interest margin were 2.62% and 3.50%, respectively, which were up 30 basis points and 13 basis points, respectively, compared to the second quarter of 2024. The interest rate changes during the past year included cuts of 100 basis points in the federal funds rate, which drove decreases in funding costs, and to a lesser extent, loan yields.

For the six months ended:

FTE net interest revenue for the first six months of 2025 and 2024 was $440 million and $410 million, respectively. During the first six months of 2025, our net interest spread increased 31 basis points and our net interest margin increased by 15 basis points compared to the same period of 2024. Changes in net interest revenue and related metrics for the six months ended 2025 were a result of the same factors affecting the quarter.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended June 30,
(dollars in thousands, (FTE))

	2025			2024
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$18,664,228	$288,023	6.19%	$18,213,384	$291,378	6.43%
Taxable securities (3)	6,492,288	54,191	3.34	5,952,414	48,364	3.25
Tax-exempt securities (FTE) (1)(3)	354,162	2,236	2.53	363,393	2,273	2.50
Federal funds sold and other interest-earning assets	451,953	3,898	3.46	499,565	6,011	4.84
Total interest-earning assets (FTE)	25,962,631	348,348	5.38	25,028,756	348,026	5.59

Noninterest-earning assets:
Allowance for credit losses	(220,059)			(215,104)
Cash and due from banks	203,909			204,792
Premises and equipment	398,241			392,325
Other assets (3)	1,637,125			1,605,558
Total assets	$27,981,847			$27,016,327

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$6,051,489	36,956	2.45	$5,866,038	43,910	3.01
Money market	6,645,336	49,603	2.99	6,068,530	53,531	3.55
Savings	1,195,295	1,457	0.49	1,160,708	687	0.24
Time	3,532,848	30,596	3.47	3,544,327	35,695	4.05
Brokered time deposits	50,488	524	4.16	50,323	639	5.11
Total interest-bearing deposits	17,475,456	119,136	2.73	16,689,926	134,462	3.24
Federal funds purchased and other borrowings	7,412	83	4.49	4,093	60	5.90
Federal Home Loan Bank advances	—	—	—	—	—	—
Long-term debt	237,992	2,615	4.41	324,870	3,743	4.63
Total borrowed funds	245,404	2,698	4.41	328,963	3,803	4.65
Total interest-bearing liabilities	17,720,860	121,834	2.76	17,018,889	138,265	3.27

Noninterest-bearing liabilities:
Noninterest-bearing deposits	6,351,540			6,283,487
Other liabilities	346,643			400,974
Total liabilities	24,419,043			23,703,350
Shareholders' equity	3,562,804			3,312,977
Total liabilities and shareholders' equity	$27,981,847			$27,016,327

Net interest revenue (FTE)		$226,514			$209,761
Net interest-rate spread (FTE)			2.62%			2.32%
Net interest margin (FTE) (4)			3.50%			3.37%

(1)Interest revenue on tax-exempt securities and loans includes a taxable-equivalent adjustment to reflect comparable interest on taxable securities and loans. The FTE adjustment totaled $983,000 and $1.06 million, respectively, for the three months ended June 30, 2025 and 2024. The tax rate used to calculate the adjustment was 25%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)Included in the average balance of loans outstanding are loans on which the accrual of interest has been discontinued and loans that are held for sale.
(3)Unrealized losses on AFS securities, including those related to the transfer from AFS to HTM, have been reclassified to other assets. Pretax unrealized losses of $240 million in 2025 and $344 million in 2024 are included in other assets for purposes of this presentation.
(4)Net interest margin is taxable equivalent net interest revenue divided by average interest-earning assets.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Six Months Ended June 30,
(dollars in thousands, (FTE))

	2025			2024
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$18,440,110	$561,953	6.15%	$18,256,562	$575,338	6.34%
Taxable securities (3)	6,614,294	111,363	3.37	5,890,408	93,079	3.16
Tax-exempt securities (FTE) (1)(3)	355,430	4,481	2.52	364,873	4,584	2.51
Federal funds sold and other interest-earning assets	426,415	6,899	3.26	587,080	12,816	4.39
Total interest-earning assets (FTE)	25,836,249	684,696	5.34	25,098,923	685,817	5.49

Non-interest-earning assets:
Allowance for loan losses	(215,141)			(214,050)
Cash and due from banks	211,681			212,998
Premises and equipment	397,347			389,173
Other assets (3)	1,623,689			1,611,928
Total assets	$27,853,825			$27,098,972

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$6,092,519	74,346	2.46	$5,972,065	90,121	3.03
Money market	6,614,819	99,144	3.02	5,966,374	104,009	3.51
Savings	1,146,075	2,081	0.37	1,176,768	1,393	0.24
Time	3,489,687	61,427	3.55	3,570,407	71,639	4.03
Brokered time deposits	50,468	1,072	4.28	50,333	1,084	4.33
Total interest-bearing deposits	17,393,568	238,070	2.76	16,735,947	268,246	3.22
Federal funds purchased and other borrowings	43,883	1,190	5.47	2,054	60	5.87
Federal Home Loan Bank advances	19,343	433	4.51	2	—	—
Long-term debt	246,061	5,477	4.49	324,854	7,538	4.67
Total borrowed funds	309,287	7,100	4.63	326,910	7,598	4.67
Total interest-bearing liabilities	17,702,855	245,170	2.79	17,062,857	275,844	3.25

Noninterest-bearing liabilities:
Noninterest-bearing deposits	6,273,313			6,340,783
Other liabilities	358,227			395,713
Total liabilities	24,334,395			23,799,353
Shareholders' equity	3,519,430			3,299,619
Total liabilities and shareholders' equity	$27,853,825			$27,098,972

Net interest revenue (FTE)		$439,526			$409,973
Net interest-rate spread (FTE)			2.55%			2.24%
Net interest margin (FTE) (4)			3.43%			3.28%

(1)Interest revenue on tax-exempt securities and loans includes a taxable-equivalent adjustment to reflect comparable interest on taxable securities and loans. The FTE adjustment totaled $1.97 million and $2.12 million, respectively, for the six months ended June 30, 2025 and 2024. The tax rate used to calculate the adjustment was 25%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)Included in the average balance of loans outstanding are loans on which the accrual of interest has been discontinued and loans that are held for sale.
(3)Unrealized gains and losses on AFS securities, including those related to the transfer from AFS to HTM, have been reclassified to other assets. Pretax unrealized losses of $254 million and $333 million in 2025 and 2024, respectively, are included in other assets for purposes of this presentation.
(4)Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

Noninterest Income

The following table presents the components of noninterest income for the periods indicated.

Table 4 - Noninterest Income
(dollars in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Service charges and fees:
Overdraft fees	$3,294	$3,374	$(80)	(2)%	$6,321	$6,374	$(53)	(1)%
ATM and debit card fees	3,979	3,939	40	1	7,755	7,444	311	4
Other service charges and fees	2,849	3,307	(458)	(14)	5,581	6,066	(485)	(8)
Total service charges and fees	10,122	10,620	(498)	(5)	19,657	19,884	(227)	(1)
Mortgage loan gains and related fees	5,370	6,799	(1,429)	(21)	11,492	14,310	(2,818)	(20)
Wealth management fees	4,400	6,386	(1,986)	(31)	8,865	12,699	(3,834)	(30)
Gains on sales of other loans	1,995	1,296	699	54	3,391	2,833	558	20
Lending and loan servicing fees	3,690	3,328	362	11	7,855	7,538	317	4
Securities gains, net	286	—	286	n/m	292	—	292	n/m
Other noninterest income:
Customer derivative fees	905	199	706	n/m	2,157	438	1,719	n/m
Other investment income	(333)	1,845	(2,178)	n/m	71	2,948	(2,877)	n/m
BOLI	2,026	1,909	117	6	4,135	4,804	(669)	(14)
Treasury management income	1,975	1,691	284	17	3,958	3,188	770	24
Other	4,272	2,483	1,789	72	8,491	7,501	990	13
Total other noninterest income	8,845	8,127	718	9	18,812	18,879	(67)	—
Total noninterest income	$34,708	$36,556	$(1,848)	(5)	$70,364	$76,143	$(5,779)	(8)

The decrease in mortgage loan gains and related fees for the three and six months ended June 30, 2025 compared to the same periods of 2024 was primarily a result of negative fair value adjustments to our mortgage servicing asset which were less favorable by $1.40 million and $2.98 million, respectively, compared to the fair value adjustments for the comparable periods of 2024. This decrease was partially offset by higher gains on mortgage sales and rate lock volume. The following table provides additional mortgage metrics for the periods indicated.

Table 5 - Mortgage Loan Metrics
(dollars in thousands)
	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Mortgage rate locks	$359,348	$294,935	22%	$689,838	$554,512	24%

Mortgage loans sold	$175,256	$144,651	21	$316,161	$270,590	17

Mortgage loans originated:
Purchases	$251,504	$191,060	32	$414,867	$339,285	22
Refinances	33,526	23,791	41	57,395	46,551	23
Total	$285,030	$214,851	33	$472,262	$385,836	22

The decrease in wealth management fees reflects the decrease in assets under management and advisement as a result of the FinTrust sale in the fourth quarter of 2024. Assets under management and advisement totaled $3.29 billion and $5.30 billion at June 30, 2025 and 2024, respectively.

Customer derivative fees for the three and six months ended June 30, 2025 were up due to stronger loan growth and increased product demand, attributable to the lower rates compared to the same periods of 2024.

The decrease in other investment income was primarily driven by weaker market conditions for the 2025 reporting periods, particularly related to our mutual fund and fintech investments.

The increase in other noninterest income was largely driven by a positive change in collateral charges related to derivative positions.

Provision for Credit Losses

We recorded a provision for credit losses of $11.8 million and $27.2 million for the three and six months ended June 30, 2025, compared to $12.2 million and $25.1 million for the same periods of 2024. For the three and six months ended June 30, 2025, the provision for credit losses included the initial provision for ANB’s non-PCD loans and unfunded commitments of $2.49 million. Additional discussion on credit quality and the ACL is included in the “Asset Quality and Risk Elements” section of MD&A in this Report.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated.

Table 6 - Noninterest Expense
(dollars in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Salaries and employee benefits	$86,997	$85,818	$1,179	1%	$171,264	$170,803	$461	—%
Communications and equipment	13,332	11,988	1,344	11	27,031	23,908	3,123	13
Occupancy	10,935	11,056	(121)	(1)	21,864	22,155	(291)	(1)
Advertising and public relations	2,881	2,459	422	17	4,762	4,360	402	9
Postage, printing and supplies	2,495	2,251	244	11	5,056	4,899	157	3
Professional fees	5,609	6,044	(435)	(7)	11,540	12,032	(492)	(4)
Lending and loan servicing expense	2,330	2,014	316	16	4,317	3,841	476	12
Outside services - electronic banking	3,570	2,812	758	27	6,333	5,730	603	11
FDIC assessments and other regulatory charges	4,745	4,467	278	6	9,387	12,033	(2,646)	(22)
Amortization of intangibles	3,292	3,794	(502)	(13)	6,578	7,681	(1,103)	(14)
Merger-related and other charges	4,833	2,157	2,676	n/m	6,130	4,244	1,886	n/m
Other	6,900	12,184	(5,284)	(43)	14,756	20,360	(5,604)	(28)
Total noninterest expense	$147,919	$147,044	$875	1	$289,018	$292,046	$(3,028)	(1)

Communications and equipment expense for the second quarter and first half of 2025 compared to the same periods of 2024 increased primarily due to new software contracts and incremental software contract costs on existing contracts, including volume based increases.

The increase in outside services - electronic banking reflects both volume-based cost increases and enhancements to our digital banking solutions.

FDIC assessments and other regulatory charges decreased for the first six months of 2025 as the comparative period of 2024 included $1.74 million of FDIC special assessment accrued expense.

The decrease in amortization of intangibles was primarily driven by the natural decline in amortization expense of our core deposit intangibles over time. This decrease was partially offset by ANB core deposit intangible amortization expense starting in May 2025.

The increase in merger-related and other charges for the second quarter and first half of 2025 was primarily driven by ANB merger-related costs.

Other noninterest expense for the three and six months ended 2025 was down compared to the same periods of last year as 2024 included a goodwill write-down of $5.10 million related to the sale of FinTrust.

Income Tax Expense

The following table presents income tax expense and the effective tax rate for the periods indicated.

Table 7 - Income Tax Expense
(dollars in thousands)

	Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Income before income taxes	$100,502	$85,977	$191,661	$166,812
Income tax expense	21,769	19,362	41,515	37,566
Effective tax rate	21.7%	22.5%	21.7%	22.5%

Balance Sheet Review

Total assets at June 30, 2025 and December 31, 2024 were $28.1 billion and $27.7 billion, respectively. Total liabilities at June 30, 2025 and December 31, 2024 were $24.5 billion and $24.3 billion, respectively. Shareholders’ equity totaled $3.61 billion and $3.43 billion at June 30, 2025 and December 31, 2024, respectively.

Loans

Our loan portfolio is our largest category of interest-earning assets. The following table presents the loan portfolio and the allocation of the ACL by loan type for the periods indicated.

Table 8 - Loan Portfolio Composition and ACL Allocation
(dollars in thousands)

	June 30, 2025				December 31, 2024
	Loans	% of portfolio	ACL	ACL to Loans	Loans	% of portfolio	ACL	ACL to Loans
Owner occupied CRE	$3,563,126	19%	$20,967	0.59%	$3,398,217	19%	$19,873	0.58%
Income producing CRE	4,548,235	24	49,072	1.08	4,360,920	24	41,427	0.95
Commercial & industrial	2,515,360	13	38,693	1.54	2,428,376	13	35,441	1.46
Commercial construction	1,751,850	10	15,979	0.91	1,655,710	9	16,370	0.99
Equipment financing	1,777,936	9	47,900	2.69	1,662,501	9	47,415	2.85
Total commercial	14,156,507	75	172,611	1.22	13,505,724	74	160,526	1.19
Residential mortgage	3,210,430	17	30,217	0.94	3,231,479	18	32,259	1.00
Home equity	1,180,455	6	10,812	0.92	1,064,874	6	11,247	1.06
Residential construction	173,829	1	1,812	1.04	178,405	1	1,672	0.94
Manufactured housing (2)	—	—	—	—	1,723	—	450	26.12
Consumer	190,958	1	1,048	0.55	186,448	1	844	0.45
Total (1)	$18,912,179		$216,500	1.14	$18,168,653		$206,998	1.14
(1) Loans presented exclude fair value hedge basis adjustments.
(2) In 2025, manufactured housing loans were included in consumer loans.

The following table provides a disaggregation of our income producing CRE portfolio as of June 30, 2025 and December 31, 2024.

Table 9 - CRE - Income Producing Portfolio Composition
(dollars in thousands)

	June 30, 2025		December 31, 2024
	Total	% of loans in category	Total	% of loans in category
Retail	$865,274	19%	$765,987	18%
Office	823,711	18	792,449	18
Multifamily	590,291	13	633,296	15
Warehouse	544,620	12	502,586	11
Other	517,332	11	475,898	11
Hotel	501,473	11	467,139	11
Rental 1-4 Family	327,484	7	326,286	7
Senior Care	219,986	5	259,056	6
Self Storage	158,064	4	138,223	3
Total	$4,548,235	100%	$4,360,920	100%
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

The ACL for loans at June 30, 2025 totaled $217 million compared to $207 million at December 31, 2024. The ACL for loans as a percentage of total loans remained flat at 1.14%. The increase in the ACL was primarily attributable to loan growth and the initial allowance established for ANB, partially offset by a reduction in the Hurricane Helene related allowance based on our latest assessment of potential storm related-loan losses. The initial ACL for ANB loans totaled $3.65 million, $1.25 million of which was reclassified from the fair value of PCD loans with no impact to earnings. The Hurricane Helene related reserve totaled $4.42 million and $9.80 million at June 30, 2025 and December 31, 2024, respectively. Our ACL for unfunded commitments, which totaled $11.5 million, increased $1.15 million compared to December 31, 2024 mostly due to an increase in our construction commitments.

The following table provides a summary of net charge-offs to average loans for the periods indicated.

Table 10 - Net Charge-offs to Average Loans
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net charge-offs (recoveries)
Owner occupied CRE	$470	$163	$596	$365
Income producing CRE	933	2,968	1,651	3,173
Commercial & industrial	1,027	1,281	3,474	5,187
Commercial construction	89	(48)	(49)	(28)
Equipment financing	4,963	5,502	10,005	11,864
Residential mortgage	313	(107)	312	(123)
Home equity	(72)	(27)	(134)	(81)
Residential construction	(9)	26	210	145
Manufactured housing	—	1,150	—	2,719
Consumer	511	706	1,767	1,301
Total net charge-offs	$8,225	$11,614	$17,832	$24,522

Average loans
Owner occupied CRE	$3,492,599	$3,288,757	$3,438,970	$3,283,715
Income producing CRE	4,488,186	4,113,743	4,451,373	4,168,985
Commercial & industrial	2,507,891	2,341,253	2,479,055	2,371,413
Commercial construction	1,744,511	1,966,053	1,701,888	1,929,485
Equipment financing	1,723,360	1,555,641	1,689,191	1,547,562
Residential mortgage	3,214,776	3,238,225	3,219,652	3,224,620
Home equity	1,134,274	972,630	1,100,224	967,075
Residential construction	174,030	233,317	175,716	256,031
Manufactured housing	—	322,998	—	327,220
Consumer	184,601	180,767	184,041	180,456
Total average loans	$18,664,228	$18,213,384	$18,440,110	$18,256,562

Net charge-offs to average loans (1)
Owner occupied CRE	0.05%	0.02%	0.03%	0.02%
Income producing CRE	0.08	0.29	0.07	0.15
Commercial & industrial	0.16	0.22	0.28	0.44
Commercial construction	0.02	(0.01)	(0.01)	—
Equipment financing	1.16	1.42	1.19	1.54
Residential mortgage	0.04	(0.01)	0.02	(0.01)
Home equity	(0.03)	(0.01)	(0.02)	(0.02)
Residential construction	(0.02)	0.04	0.24	0.11
Manufactured housing	—	1.43	—	1.67
Consumer	1.11	1.57	1.94	1.45
Total	0.18	0.26	0.20	0.27
(1) Annualized.

We completed the sale of substantially all of our manufactured housing loan portfolio in the third quarter of 2024. For the second quarter and first six months of 2025, the average balance and net charge-offs related to the remaining manufactured housing loans are reflected in consumer loans. Equipment finance charge-offs for the three months ended June 30, 2025 decreased compared to the same period in 2024 due to lower long-haul trucking related losses.

Nonperforming Assets

The table below summarizes NPAs for the periods indicated. NPAs include nonaccrual loans, OREO and repossessed assets. The decrease in NPAs since December 31, 2024 was primarily driven by $49.6 million in payoffs and paydowns of nonaccrual loans. Notably, we had two payoffs of senior care loans (included in income producing CRE) totaling $14.6 million and significant paydowns and payoffs for three larger relationships totaling $17.8 million included in commercial and industrial and owner occupied CRE loans.

Table 11 - NPAs
(dollars in thousands)

	June 30, 2025	December 31, 2024	$ Change

Nonaccrual loans:
Owner occupied CRE	$8,207	$11,674	$(3,467)
Income producing CRE	14,624	25,357	(10,733)
Commercial & industrial	15,422	29,339	(13,917)
Commercial construction	1,368	7,400	(6,032)
Equipment financing	11,731	8,925	2,806
Total commercial	51,352	82,695	(31,343)
Residential mortgage	22,597	24,615	(2,018)
Home equity	4,093	4,630	(537)
Residential construction	1,203	57	1,146
Manufactured housing (1)	—	1,444	(1,444)
Consumer	1,207	138	1,069
Total	80,452	113,579	(33,127)
OREO and repossessed assets	3,507	2,056	1,451
Total NPAs	$83,959	$115,635	$(31,676)

Nonaccrual loans as a percentage of total loans	0.43%	0.62%
NPAs as a percentage of total assets	0.30	0.42

ACL - loans to nonaccrual loans coverage ratio	2.69	1.82
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

Table 12 - Investment Securities
(dollars in thousands)

	June 30, 2025		December 31, 2024
	Carrying Value	% of portfolio	Carrying Value	% of portfolio	$ Change
AFS	$4,075,323	64%	$4,436,291	65%	$(360,968)
HTM	2,306,730	36	2,368,107	35	(61,377)
Total investment securities	$6,382,053		$6,804,398		$(422,345)

Investment securities as a % of total assets	23%		25%
Weighted average life	5.7 years		5.7 years
Swap adjusted effective duration	3.7%		3.5%
Effective duration	4.0		3.9
We utilize fair value hedges on a portion of our AFS securities portfolio in order to mitigate the impact of potential future unrealized losses on our tangible common equity. Gains and losses related to the hedge and hedged item are reflected in investment securities interest income. The changes in the fair value of the hedge and the hedged item substantially offset each other. See Note 6 to the financial statements for further detail.
At June 30, 2025, HTM debt securities had a fair value of $1.94 billion, indicating net unrealized losses of $371 million (pre-tax). Additional unrealized losses on HTM debt securities of $55.5 million (pre-tax) were included in AOCI as a result of the transfer of AFS debt securities to HTM in 2022. Unrealized losses were primarily attributable to changes in interest rates.
See Note 4 to the consolidated financial statements for additional detail.

Goodwill and Other Intangible Assets

As of June 30, 2025 and December 31, 2024, goodwill and other intangibles totaled $974 million and $957 million, respectively. In connection with the acquisition of ANB in the second quarter of 2025, we recorded goodwill and a core deposit intangible of $18.0 million and $6.29 million, respectively. See Notes 3 and 7 to the financial statements for further information.

Deposits

Customer deposits are the primary source of funds for the continued growth of our earning assets. We believe our high level of service, as evidenced by our strong customer satisfaction scores, is instrumental in attracting and retaining customer deposit accounts, which has continued to contribute to our organic deposit growth. Since December 31, 2024, customer deposits increased $514 million, which includes deposits of $374 million acquired in the ANB transaction as of the acquisition date. As of June 30, 2025, we had approximately $9.64 billion of uninsured deposits, of which $2.81 billion was collateralized by investment securities.

Table 13 - Deposits
(dollars in thousands)

	June 30, 2025		December 31, 2024
	Balance	% of Total	Balance	% of Total
Noninterest-bearing demand	$6,381,975	26%	$6,211,182	26%
NOW and interest-bearing demand	5,986,049	25	6,141,342	26
Money market and savings	7,832,527	33	7,498,735	32
Time	3,606,511	15	3,441,424	15
Total customer deposits	23,807,062	99	23,292,683	99
Brokered deposits	155,950	1	168,292	1
Total deposits	$23,963,012		$23,460,975

Borrowing Activities

At June 30, 2025 and December 31, 2024, we had long-term debt outstanding of $155 million and $254 million, respectively, which includes senior debentures, subordinated debentures, and trust preferred securities. During the second quarter of 2025, we redeemed our $100 million 2030 senior debentures. At June 30, 2025 there were no short-term borrowings outstanding. At December 31, 2024, there were $195 million in short-term borrowings outstanding. The need to utilize wholesale funding sources has decreased because our liquidity needs have been met by our deposit and cash balances.

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

Management uses an asset/liability simulation model to measure the potential change in net interest revenue over time using multiple interest rate scenarios. Our modeling is based on the 12-month impact on net interest revenue simulations with various interest rate shocks and ramps, which are compared to a base scenario that assumes rates remain unchanged. In the shock scenarios, rates immediately change the full amount at the scenario onset. In the ramp scenarios, rates change by 25 basis points per month until they reach the predetermined levels.

The following table presents our interest sensitivity position at the dates indicated. The scenario results presented assume parallel movements in the yield curve, which may differ from actual future curve behavior. Other than an assumption for the runoff of estimated surge deposits, which is assumed to be replaced with higher cost wholesale funding, this presentation generally assumes no change in deposit portfolio size or composition.

Table 14 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	June 30, 2025		December 31, 2024
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	3.59%	1.62%	2.01%	0.92%
100 basis point increase	1.97	1.18	1.19	0.66
100 basis point decrease	(3.02)	(1.94)	(2.27)	(1.46)
200 basis point decrease	(7.22)	(3.08)	(6.00)	(2.38)

The change in results from December 31, 2024 to June 30, 2025 reflects more floating interest rate loans and a slight shortening of asset duration to address rising interest rate risk concerns. In addition, the balance sheet became slightly more asset sensitive at June 30, 2025 due to higher cash balances on hand at quarter-end.

Liquidity Management
The Bank’s main source of liquidity is customer interest-bearing and noninterest-bearing deposit accounts. Liquidity is also available from wholesale funding sources consisting primarily of repurchase agreements, Federal funds purchased, FHLB advances, and brokered deposits. These sources of liquidity are generally short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs. As part of our liquidity management, we focus on maximizing the amount of securities and loans available as collateral for contingent liquidity sources and calibrating our assumptions in our liquidity stress test on an ongoing basis, particularly as it relates to deposit duration. At June 30, 2025 and December 31, 2024, we had sufficient liquid funds and qualifying collateral to support additional borrowings, which are detailed in the table below.

Table 15 - Liquid Funds and Unused Borrowing Capacity
(in thousands)
	June 30, 2025	December 31, 2024
Available liquid funds:
Cash and cash equivalents	$574,956	$519,873

Availability of borrowings (1):
FHLB	1,921,234	1,917,905
Federal Reserve - Discount Window	2,395,442	2,267,139

Unpledged securities available as collateral for additional borrowings	3,571,790	3,603,885
(1) Based on collateral pledged.

In addition, because the Holding Company is a separate entity and apart from the Bank, it must provide for its own liquidity. The Holding Company is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities. The Holding Company currently has sufficient liquid assets to meet these obligations. Holding Company liquidity is maintained at a level of at least 125% of the next 12 months of forecasted cash obligations.
In the opinion of management, our liquidity position at June 30, 2025 was sufficient to meet our expected cash flow requirements for the foreseeable future. See the consolidated statement of cash flows for further detail.

Capital Resources and Dividends

Shareholders’ equity at June 30, 2025 was $3.61 billion, an increase of $181 million from December 31, 2024 primarily due to year-to-date earnings, other comprehensive income and the issuance of stock for the ANB acquisition, partially offset by dividends declared on common and preferred stock.

The following table shows capital ratios, as calculated under applicable regulatory guidelines, at June 30, 2025 and December 31, 2024. As of June 30, 2025, capital levels remained characterized as “well-capitalized” under regulatory requirements in effect at the time. Additional information related to capital ratios is provided in Note 11 to the consolidated financial statements.

Table 16 - Capital Ratios

				United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum	Well- Capitalized	Minimum Capital Plus Capital Conservation Buffer	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Risk-based ratios:
CET1 capital	4.5%	6.5%	7.0%	13.34%	13.27%	12.60%	13.05%
Tier 1 capital	6.0	8.0	8.5	13.77	13.72	12.60	13.05
Total capital	8.0	10.0	10.5	15.14	15.17	13.66	14.08
Leverage ratio	4.0	5.0	N/A	10.37	9.96	9.48	9.46

The following table shows capital composition as of June 30, 2025 and December 31, 2024.

Table 17 - Capital Composition under Basel III
(in thousands)

	United Community Banks, Inc. (Consolidated)		United Community Bank
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Total common shareholders' equity	$3,524,658	$3,343,861	$3,358,442	$3,282,263
CECL transitional amount	—	3,334	—	3,334
Goodwill	(925,119)	(907,090)	(925,119)	(907,090)
Intangibles, other than goodwill and mortgage servicing rights, net of associated DTLs	(41,937)	(42,334)	(41,937)	(42,334)
DTAs arising from net operating loss and tax credit carryforwards	(6,349)	(2,554)	(5,422)	(1,988)
Net unrealized losses on AFS securities	142,149	177,645	141,233	176,777
Accumulated net gains on cash flow hedges	(6,988)	(9,705)	—	—
Net unrealized losses on HTM securities that are included in AOCI	42,133	45,129	42,133	45,129
Other	(124)	(150)	(124)	(150)
CET1 capital	2,728,423	2,608,136	2,569,206	2,555,941
Preferred stock, net of issuance cost	88,266	88,266	—	—
Tier 1 capital	2,816,689	2,696,402	2,569,206	2,555,941
Tier 2 capital instruments	65,000	85,000	—	—
Qualifying ACL	214,503	200,871	214,503	200,870
Total capital	$3,096,192	$2,982,273	$2,783,709	$2,756,811

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk as of June 30, 2025 from that presented in our 2024 10-K. Our interest rate sensitivity position at June 30, 2025 is set forth in Table 14 in MD&A of this Report and incorporated herein by this reference.

Item 4.    Controls and Procedures

    (a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of June 30, 2025. Based on that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

    (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table contains information regarding purchases of our common stock made during the quarter ended June 30, 2025 by or on behalf of United or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Common Stock Repurchases
(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2025 - April 30, 2025	343,338	$27.31	343,338	$90,622
May 1, 2025 - May 31, 2025	163,262	27.96	163,262	86,058
June 1, 2025 - June 30, 2025	—	—	—	86,058
Total	506,600	$27.52	506,600

(1) Under United’s common stock repurchase program, management is authorized to repurchase up to $100 million of its common stock. The program is scheduled to expire on the earlier of the repurchase of our common stock having an aggregate purchase price of $100 million or December 31, 2025. A more detailed description of United’s common stock repurchase plan is included in its 2024 10-K.

Item 5. Other Information

(c)    On June 10, 2025, Lynn Harton, our President and Chief Executive Officer, entered into a”Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K), providing for the sale of 25,000 shares of United common stock beginning February 15, 2026 and continuing until March 16, 2026, or such earlier time as all shares covered by the trading arrangement are sold.

During the quarter ended June 30, 2025, no other director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
Interactive data files for United Community Bank, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements of Changes in Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from United Community Bank’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (formatted in Inline XBRL and included in Exhibit 101)

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

Date: August 8, 2025