Form 10-Q
period 2025-09-30
UNITED COMMUNITY BANKS INC
filed 2025-11-07
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
Yes ☐ No ☒

There were 121,556,906 shares of the registrant’s common stock, par value $1 per share, outstanding as of October 31, 2025.

UNITED COMMUNITY BANKS, INC.
FORM 10-Q

Glossary of Defined Terms

The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
2024 10-K	United’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025
ACL	Allowance for credit losses
AFS	Available-for-sale
ANB	ANB Holdings, Inc. and its wholly-owned subsidiary, American National Bank
AOCI	Accumulated other comprehensive income (loss)
Bank	United Community Bank
Board	United Community Banks Inc., Board of Directors
BOLI	Bank-owned life insurance
CECL	Current expected credit losses
CET1	Common equity tier 1
CME	Chicago Mercantile Exchange
CRE	Commercial real estate
Company	United Community Banks Inc. (interchangeable with "United" below)
DTA	Deferred tax asset
DTL	Deferred tax liability
FDIC	Federal Deposit Insurance Corporation
FDM	Modification made to borrowers experiencing financial difficulty
Federal Reserve	Federal Reserve Bank
FinTrust	Collectively, FinTrust Brokerage Services, LLC and FinTrust Capital Advisors, LLC
First Miami	First Miami Bancorp, Inc. and its wholly-owned subsidiary, First National Bank of South Miami
FHLB	Federal Home Loan Bank
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
GSE	U.S. government-sponsored enterprise
Holding Company	United Community Banks, Inc. on an unconsolidated basis
HTM	Held-to-maturity
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MBS	Mortgage-backed securities
NOW	Negotiable order of withdrawal
NPA	Nonperforming asset
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
PCD	Purchased credit deteriorated
Report	Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2025
SBA	United States Small Business Administration
SEC	United States Securities and Exchange Commission
United	United Community Banks, Inc. and its direct and indirect subsidiaries
USDA	United States Department of Agriculture

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
•government shutdowns, the effect of which could delay legislative activities or regulatory approval processes that could be harmful to our customers, business activities and strategic initiatives;
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	September 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$205,007	$296,161
Interest-bearing deposits in banks	408,424	223,712
Cash and cash equivalents	613,431	519,873
Debt securities available-for-sale	3,889,263	4,436,291
Debt securities held-to-maturity (fair value $1,937,053 and $1,944,126, respectively)	2,274,099	2,368,107
Loans held for sale	34,802	57,534
Loans and leases held for investment	19,174,794	18,175,980
Less allowance for credit losses - loans and leases	(215,791)	(206,998)
Loans and leases, net	18,959,003	17,968,982
Premises and equipment, net	394,536	394,264
Bank owned life insurance	362,608	346,234
Goodwill and other intangible assets, net	971,071	956,643
Other assets (including $109,174 and $116,020 at fair value, respectively)	644,660	672,330
Total assets	$28,143,473	$27,720,258
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$6,444,067	$6,211,182
Interest-bearing deposits	17,576,551	17,249,793
Total deposits	24,020,618	23,460,975
Short-term borrowings	—	195,000
Long-term debt	155,251	254,152
Accrued expense and other liabilities (including $72,128 and $93,165 at fair value, respectively)	370,753	378,004
Total liabilities	24,546,622	24,288,131
Shareholders' equity:
Preferred stock, $1 par value: 10,000,000 shares authorized; 0 and 3,662 shares Series I issued and outstanding, respectively; $25,000 per share liquidation preference	—	88,266
Common stock, $1 par value: 200,000,000 shares authorized, 121,553,462 and 119,364,110 shares issued and outstanding, respectively	121,553	119,364
Common stock issuable: 608,291 and 600,168 shares, respectively	13,683	12,999
Capital surplus	2,767,143	2,710,279
Retained earnings	858,395	714,138
Accumulated other comprehensive loss	(163,923)	(212,919)
Total shareholders' equity	3,596,851	3,432,127
Total liabilities and shareholders' equity	$28,143,473	$27,720,258

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net interest revenue:
Interest revenue:
Loans, including fees	$297,929	$291,574	$860,269	$867,152
Investment securities, including tax exempt of $1,681, $1,713, $5,030 and $5,133, respectively	53,203	52,997	167,915	149,496
Deposits in banks and short-term investments	2,718	4,515	8,388	16,131
Total interest revenue	353,850	349,086	1,036,572	1,032,779
Interest expense:
Deposits	118,475	136,149	356,545	404,395
Short-term borrowings	25	27	1,215	87
Federal Home Loan Bank advances	—	—	433	—
Long-term debt	1,721	3,724	7,198	11,262
Total interest expense	120,221	139,900	365,391	415,744
Net interest revenue	233,629	209,186	671,181	617,035

Noninterest income:
Service charges and fees	11,400	10,488	31,057	30,372
Mortgage loan gains and other related fees	7,098	3,520	18,590	17,830
Wealth management fees	4,757	6,338	13,622	19,037
Net gains (losses) from sales of other loans	2,385	(25,700)	5,776	(22,867)
Lending and loan servicing fees	4,235	3,512	12,090	11,050
Securities gains, net	49	—	341	—
Other	13,295	9,933	32,107	28,812
Total noninterest income	43,219	8,091	113,583	84,234
Total revenue	276,848	217,277	784,764	701,269

Provision for credit losses	7,907	14,428	35,144	39,562

Noninterest expense:
Salaries and employee benefits	90,667	83,533	261,931	254,336
Communications and equipment	13,937	12,626	40,968	36,534
Occupancy	11,502	11,311	33,366	33,466
Advertising and public relations	2,053	2,041	6,815	6,401
Postage, printing and supplies	2,735	2,477	7,791	7,376
Professional fees	6,282	6,432	17,822	18,464
Lending and loan servicing expense	2,428	2,227	6,745	6,068
Outside services - electronic banking	3,543	4,433	9,876	10,163
FDIC assessments and other regulatory charges	4,846	5,003	14,233	17,036
Amortization of intangibles	3,313	3,528	9,891	11,209
Merger-related and other charges	3,468	2,176	9,598	6,420
Other	6,094	7,278	20,850	27,638
Total noninterest expense	150,868	143,065	439,886	435,111
Income before income taxes	118,073	59,784	309,734	226,596
Income tax expense	26,579	12,437	68,094	50,003
Net income	$91,494	$47,347	$241,640	$176,593

Net income available to common shareholders	$86,139	$45,502	$232,290	$170,886

Net income per common share:
Basic	$0.71	$0.38	$1.92	$1.43
Diluted	0.70	0.38	1.91	1.43
Weighted average common shares outstanding:
Basic	122,116	119,818	121,186	119,736
Diluted	122,252	119,952	121,303	119,827

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2025
Net income	$118,073	$(26,579)	$91,494	$309,734	$(68,094)	$241,640
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains	16,228	(3,742)	12,486	62,875	(14,671)	48,204
Reclassification adjustment for gains included in net income	(49)	13	(36)	(341)	83	(258)
Net unrealized gains on available-for-sale securities	16,179	(3,729)	12,450	62,534	(14,588)	47,946
Amortization of unrealized losses on held-to-maturity securities transferred from available-for-sale	1,993	(471)	1,522	5,918	(1,400)	4,518
Derivative instruments designated as cash flow hedges:
Unrealized holding gains (losses) on derivatives	191	(49)	142	(1,195)	301	(894)
Gains on derivative instruments realized in net income	(1,143)	289	(854)	(3,393)	857	(2,536)
Net cash flow hedge activity	(952)	240	(712)	(4,588)	1,158	(3,430)
Amortization of defined benefit pension plan net periodic pension cost components	(17)	4	(13)	(51)	13	(38)
Total other comprehensive income	17,203	(3,956)	13,247	63,813	(14,817)	48,996
Comprehensive income	$135,276	$(30,535)	$104,741	$373,547	$(82,911)	$290,636

2024
Net income	$59,784	$(12,437)	$47,347	$226,596	$(50,003)	$176,593
Other comprehensive income:
Unrealized gains on available-for-sale securities	59,830	(13,750)	46,080	61,534	(14,732)	46,802
Amortization of unrealized losses on held-to-maturity securities transferred from available-for-sale	2,235	(528)	1,707	6,772	(1,723)	5,049
Derivative instruments designated as cash flow hedges:
Unrealized holding (losses) gains on derivatives	(2,632)	665	(1,967)	892	(188)	704
Gains on derivative instruments realized in net income	(1,441)	364	(1,077)	(4,319)	1,095	(3,224)
Net cash flow hedge activity	(4,073)	1,029	(3,044)	(3,427)	907	(2,520)
Amortization of defined benefit pension plan net periodic pension cost components	44	(11)	33	134	(34)	100
Total other comprehensive income	58,036	(13,260)	44,776	65,013	(15,582)	49,431
Comprehensive income	$117,820	$(25,697)	$92,123	$291,609	$(65,585)	$226,024

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(in thousands except share and per share data)

	Shares of Common Stock	Preferred Stock	Common Stock	Common Stock Issuable	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Three Months Ended September 30,
Balance at June 30, 2024	119,174,803	$88,266	$119,175	$12,145	$2,705,345	$652,239	$(234,537)	$3,342,633
Net income						47,347		47,347
Other comprehensive income							44,776	44,776
Preferred stock dividends						(1,573)		(1,573)
Common stock dividends ($0.24 per share)						(29,048)		(29,048)
Impact of equity-based compensation awards	104,709		105	375	1,844			2,324
Impact of other United sponsored equity plans	3,250		3	141	77			221
Balance at September 30, 2024	119,282,762	$88,266	$119,283	$12,661	$2,707,266	$668,965	$(189,761)	$3,406,680

Balance at June 30, 2025	121,431,262	$88,266	$121,431	$13,190	$2,764,617	$802,590	$(177,170)	$3,612,924
Net income						91,494		91,494
Other comprehensive income							13,247	13,247
Preferred stock dividends						(1,573)		(1,573)
Common stock dividends ($0.25 per share)						(30,841)		(30,841)
Redemption of preferred stock		(88,266)				(3,275)		(91,541)
Impact of equity-based compensation awards	119,264		119	350	2,440			2,909
Impact of other United sponsored equity plans	2,936		3	143	86			232
Balance at September 30, 2025	121,553,462	$—	$121,553	$13,683	$2,767,143	$858,395	$(163,923)	$3,596,851

Nine Months Ended September 30,
Balance at December 31, 2023	119,010,319	$88,266	$119,010	$13,110	$2,699,112	$581,219	$(239,192)	$3,261,525
Net income						176,593		176,593
Other comprehensive income							49,431	49,431
Preferred stock dividends						(4,719)		(4,719)
Common stock dividends ($0.70 per share)						(84,128)		(84,128)
Impact of equity-based compensation awards	219,400		219	543	7,250			8,012
Impact of other United sponsored equity plans	53,043		54	(992)	904			(34)
Balance at September 30, 2024	119,282,762	$88,266	$119,283	$12,661	$2,707,266	$668,965	$(189,761)	$3,406,680

Balance at December 31, 2024	119,364,110	$88,266	$119,364	$12,999	$2,710,279	$714,138	$(212,919)	$3,432,127
Net income						241,640		241,640
Other comprehensive income							48,996	48,996
Impact of acquisitions	2,380,952		2,381		63,357			65,738
Redemption of preferred stock		(88,266)				(3,275)		(91,541)
Purchases of common stock	(506,600)		(507)		(13,435)			(13,942)
Preferred stock dividends						(4,719)		(4,719)
Common stock dividends ($0.73 per share)						(89,389)		(89,389)
Impact of equity-based compensation awards	261,486		262	1,413	5,904			7,579
Impact of other United sponsored equity plans	53,514		53	(729)	1,038			362
Balance at September 30, 2025	121,553,462	$—	$121,553	$13,683	$2,767,143	$858,395	$(163,923)	$3,596,851

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Operating activities:
Net income	$241,640	$176,593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	34,110	31,547
Provision for credit losses	35,144	39,562
Stock-based compensation	8,177	7,730
Deferred income tax expense	2,120	3,133
Securities gains, net	(341)	—
Net (gains) losses from sales of other loans	(5,776)	22,867
FinTrust goodwill write-down	—	5,100
Changes in assets and liabilities:
Other assets	16,874	(21,152)
Accrued expense and other liabilities	(36,117)	(46,946)
Loans held for sale	22,732	(16,792)
Net cash provided by operating activities	318,563	201,642

Investing activities:
Debt securities held-to-maturity:
Proceeds from maturities and calls	97,734	93,491
Debt securities available-for-sale:
Proceeds from sales	417,898	647
Proceeds from maturities and calls	555,143	475,742
Purchases	(292,351)	(1,069,559)
Net (increase) decrease in loans	(709,641)	316,837
Payments for other investments	(29,047)	(102,032)
Proceeds from other investments	7,684	2,417
Purchases of premises and equipment	(21,820)	(41,505)
Net cash received in acquisition	41,246	—
Other investing inflows	16,734	13,542
Net cash provided by (used in) investing activities	83,580	(310,420)

Financing activities:
Net increase (decrease) in deposits	185,069	(58,291)
Net decrease in short-term borrowings	(195,000)	—
Repayment of long-term debt	(100,000)	(8,557)
Proceeds from FHLB advances	126,000	1,100
Repayment of FHLB advances	(126,000)	(1,100)
Redemption of preferred stock	(91,541)	—
Repurchase of common stock	(13,942)	—
Cash dividends on common stock	(87,677)	(83,269)
Cash dividends on preferred stock	(4,719)	(4,719)
Other financing inflows	2,039	1,993
Other financing outflows	(2,814)	(2,215)
Net cash used in financing activities	(308,585)	(155,058)

Net change in cash and cash equivalents	93,558	(263,836)

Cash and cash equivalents, beginning of period	519,873	1,003,875

Cash and cash equivalents, end of period	$613,431	$740,039

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

Note 2 – Supplemental Cash Flow Information

The supplemental schedule of significant non-cash investing and financing activities for the nine months ended September 30, 2025 and 2024 is as follows.

	Nine Months Ended September 30,
(in thousands)	2025	2024
Significant non-cash investing and financing transactions:
Commitments to fund other investments	$14,597	$9,214
Unsettled securities purchases	—	22,400
Right-of-use assets obtained in exchange for lease liabilities	3,367	14,351
Acquisitions:
Assets acquired	446,504	—
Liabilities assumed	380,766	—
Common stock issued for net assets acquired	65,738	—

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Acquisitions

Acquisition of ANB
On May 1, 2025, United acquired all of the outstanding common stock of ANB in a stock transaction. ANB operated one banking location in Oakland Park, Florida, which facilitated United’s expansion within that market. United’s operating results for the three and nine months ended September 30, 2025 include the operating results of the acquired business for the period subsequent to the acquisition date of May 1, 2025.

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

For purposes of pro forma net income presented below, merger costs related to the ANB acquisition are included in the three and nine months ended September 30, 2024 and excluded from the respective periods of 2025 to align with the pro forma year of acquisition. Such costs incurred by United and ANB during the three and nine months ended September 30, 2025 totaled $3.02 million and $12.1 million, respectively. The actual results and pro forma information were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Revenue	Net Income	Revenue	Net Income
2025
Actual ANB results included in statement of income since acquisition date	$4,365	$2,208	$6,655	$1,182
Supplemental consolidated pro forma as if ANB had been acquired January 1, 2024	275,888	93,064	789,100	247,582

2024
Supplemental consolidated pro forma as if ANB had been acquired January 1, 2024	$221,466	$46,492	$713,301	$169,283

Note 4 – Investment Securities

The amortized cost basis, unrealized gains and losses and fair value of HTM debt securities as of the dates indicated are as follows.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2025
U.S. Treasuries	$19,919	$—	$1,039	$18,880
U.S. Government Agencies & GSEs	98,783	—	11,713	87,070
State and political subdivisions	285,273	42	46,327	238,988
Residential MBS, Agency & GSEs	1,206,009	16	172,538	1,033,487
Commercial MBS, Agency & GSEs	649,115	—	103,548	545,567
Supranational entities	15,000	—	1,939	13,061
Total	$2,274,099	$58	$337,104	$1,937,053

As of December 31, 2024
U.S. Treasuries	$19,896	$—	$1,734	$18,162
U.S. Government Agencies & GSEs	99,154	—	16,291	82,863
State and political subdivisions	289,492	10	55,206	234,296
Residential MBS, Agency & GSEs	1,282,174	1	223,671	1,058,504
Commercial MBS, Agency & GSEs	662,391	—	124,409	537,982
Supranational entities	15,000	—	2,681	12,319
Total	$2,368,107	$11	$423,992	$1,944,126

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost basis, unrealized gains and losses, and fair value of AFS debt securities as of the dates indicated are presented below.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of September 30, 2025
U.S. Treasuries	$414,510	$974	$4,726	$410,758
U.S. Government Agencies & GSEs	292,171	68	11,318	280,921
State and political subdivisions	166,983	—	11,586	155,397
Residential MBS, Agency & GSEs	1,673,608	5,502	86,836	1,592,274
Residential MBS, Non-Agency	284,563	6	13,803	270,766
Commercial MBS, Agency & GSEs	756,522	4,647	25,990	735,179
Commercial MBS, Non-Agency	7,965	—	116	7,849
Corporate bonds	145,218	13	6,887	138,344
Asset-backed securities	298,532	296	1,053	297,775
Total	$4,040,072	$11,506	$162,315	$3,889,263

As of December 31, 2024
U.S. Treasuries	$511,994	$874	$9,199	$503,669
U.S. Government Agencies & GSEs	334,147	100	13,980	320,267
State and political subdivisions	175,041	—	16,809	158,232
Residential MBS, Agency & GSEs	2,070,433	1,431	125,833	1,946,031
Residential MBS, Non-Agency	302,318	—	18,390	283,928
Commercial MBS, Agency & GSEs	844,302	851	35,243	809,910
Commercial MBS, Non-Agency	13,323	—	336	12,987
Corporate bonds	164,069	130	11,579	152,620
Asset-backed securities	248,673	501	527	248,647
Total	$4,664,300	$3,887	$231,896	$4,436,291

As of September 30, 2025 and December 31, 2024 the carrying value of pledged securities totaled $2.50 billion and $3.20 billion, respectively. Securities were pledged primarily to secure public deposits.

The following table summarizes the fair values and gross unrealized losses of HTM debt securities as of the dates indicated based on the length of time that individual securities have been in a continuous unrealized loss position.

	Length of Time in Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2025
U.S. Treasuries	$—	$—	$18,880	$1,039	$18,880	$1,039
U.S. Government Agencies & GSEs	—	—	87,071	11,713	87,071	11,713
State and political subdivisions	5,229	12	222,344	46,315	227,573	46,327
Residential MBS, Agency & GSEs	—	—	1,032,380	172,538	1,032,380	172,538
Commercial MBS, Agency & GSEs	—	—	545,567	103,548	545,567	103,548
Supranational entities	—	—	13,061	1,939	13,061	1,939
Total	$5,229	$12	$1,919,303	$337,092	$1,924,532	$337,104

As of December 31, 2024
U.S. Treasuries	$—	$—	$18,162	$1,734	$18,162	$1,734
U.S. Government Agencies & GSEs	—	—	82,863	16,291	82,863	16,291
State and political subdivisions	18,729	305	212,356	54,901	231,085	55,206
Residential MBS, Agency & GSEs	6,778	1,822	1,051,455	221,849	1,058,233	223,671
Commercial MBS, Agency & GSEs	—	—	537,981	124,409	537,981	124,409
Supranational entities	—	—	12,319	2,681	12,319	2,681
Total	$25,507	$2,127	$1,915,136	$421,865	$1,940,643	$423,992

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the fair values and gross unrealized losses of AFS debt securities as of the dates indicated based on the length of time that individual securities have been in a continuous unrealized loss position.

	Length of Time in Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of September 30, 2025
U.S. Treasuries	$50,153	$19	$109,886	$4,707	$160,039	$4,726
U.S. Government Agencies & GSEs	80,610	534	192,876	10,784	273,486	11,318
State and political subdivisions	25	1	154,737	11,585	154,762	11,586
Residential MBS, Agency & GSEs	113,191	528	862,218	86,308	975,409	86,836
Residential MBS, Non-Agency	18,158	109	252,188	13,694	270,346	13,803
Commercial MBS, Agency & GSEs	66,263	160	357,944	25,830	424,207	25,990
Commercial MBS, Non-Agency	—	—	7,849	116	7,849	116
Corporate bonds	—	—	136,424	6,887	136,424	6,887
Asset-backed securities	107,191	358	49,406	695	156,597	1,053
Total	$435,591	$1,709	$2,123,528	$160,606	$2,559,119	$162,315

As of December 31, 2024
U.S. Treasuries	$75,183	$808	$106,036	$8,391	$181,219	$9,199
U.S. Government Agencies & GSEs	101,964	388	190,525	13,592	292,489	13,980
State and political subdivisions	—	—	157,479	16,809	157,479	16,809
Residential MBS, Agency & GSEs	773,257	7,593	896,691	118,240	1,669,948	125,833
Residential MBS, Non-Agency	2,788	98	281,140	18,292	283,928	18,390
Commercial MBS, Agency & GSEs	226,363	1,733	355,852	33,510	582,215	35,243
Commercial MBS, Non-Agency	—	—	12,987	336	12,987	336
Corporate bonds	—	—	150,666	11,579	150,666	11,579
Asset-backed securities	46,870	98	64,271	429	111,141	527
Total	$1,226,425	$10,718	$2,215,647	$221,178	$3,442,072	$231,896

At September 30, 2025, there were 506 AFS debt securities and 288 HTM debt securities that were in an unrealized loss position. United does not intend to sell nor does it believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at September 30, 2025 were primarily attributable to changes in interest rates.

At September 30, 2025 and December 31, 2024, the majority of HTM securities were considered to have a zero loss assumption for ACL purposes. For the remaining HTM securities, primarily those issued by state and political subdivisions, calculated credit losses, and, thus, the related ACL were de minimis due to the high credit quality of the portfolio. As a result, no ACL was recorded on the HTM portfolio at September 30, 2025 and December 31, 2024. In addition, based on the assessments performed at September 30, 2025 and December 31, 2024, there was no ACL required related to the AFS portfolio.

The following table presents accrued interest receivable on HTM and AFS debt securities, which was excluded from the estimate of credit losses, for the periods indicated.

	Accrued Interest Receivable
(in thousands)	September 30, 2025	December 31, 2024
HTM	$5,292	$5,763
AFS	17,122	18,201

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of AFS and HTM debt securities at September 30, 2025, by contractual maturity, are presented in the following table.

	AFS		HTM
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year:
U.S. Treasuries	$199,084	$198,742	$—	$—
U.S. Government Agencies & GSEs	11,818	11,536	—	—
State and political subdivisions	2,206	2,190	2,500	2,503
Corporate bonds	20,155	19,807	—	—
	233,263	232,275	2,500	2,503
1 to 5 years:
U.S. Treasuries	215,426	212,016	19,919	18,880
U.S. Government Agencies & GSEs	45,691	42,517	—	—
State and political subdivisions	35,809	33,711	35,375	33,543
Corporate bonds	108,250	103,192	—	—
	405,176	391,436	55,294	52,423
5 to 10 years:
U.S. Government Agencies & GSEs	154,423	149,049	75,003	66,898
State and political subdivisions	72,791	65,897	80,289	69,608
Corporate bonds	16,813	15,345	—	—
Supranational entities	—	—	15,000	13,061
	244,027	230,291	170,292	149,567
More than 10 years:
U.S. Government Agencies & GSEs	80,239	77,819	23,780	20,172
State and political subdivisions	56,177	53,599	167,109	133,334
	136,416	131,418	190,889	153,506
Debt securities not due at a single maturity date:
Asset-backed securities	298,532	297,775	—	—
Residential MBS	1,958,171	1,863,040	1,206,009	1,033,487
Commercial MBS	764,487	743,028	649,115	545,567
	3,021,190	2,903,843	1,855,124	1,579,054

Total	$4,040,072	$3,889,263	$2,274,099	$1,937,053

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.
Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes AFS securities sales activity for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Proceeds from sales	$158,989	$—	$417,898	$647

Gross realized gains	$439	$—	$960	$—
Gross realized losses	(390)	—	(619)	—
Securities gains, net	$49	$—	$341	$—

Income tax expense attributable to sales	$13	$—	$83	$—

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Equity Investments
The table below reflects the carrying value of certain equity investments, which are included in other assets on the consolidated balance sheet, as of the dates indicated.

(in thousands)	September 30, 2025	December 31, 2024
Federal Reserve stock	$89,979	$88,008
FHLB stock	18,049	18,051
Equity securities with readily determinable fair values	2,328	2,341

Note 5 – Loans and Leases and Allowance for Credit Losses

Major classifications of the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”) are summarized as of the dates indicated as follows. At September 30, 2025, remaining manufactured housing loans of $1.33 million are classified as consumer because manufactured housing is no longer a significant component of loans following the sale of substantially all of that portfolio in 2024.

(in thousands)	September 30, 2025	December 31, 2024
Owner occupied CRE	$3,678,286	$3,398,217
Income producing CRE	4,534,407	4,360,920
Commercial & industrial	2,592,971	2,428,376
Commercial construction	1,733,473	1,655,710
Equipment financing	1,807,907	1,662,501
Total commercial	14,347,044	13,505,724
Residential mortgage	3,197,857	3,231,479
Home equity	1,252,087	1,064,874
Residential construction	178,468	178,405
Manufactured housing	—	1,723
Consumer	191,509	186,448
Total loans excluding fair value hedge basis adjustment	19,166,965	18,168,653
Fair value hedge basis adjustment	7,829	7,327
Total loans	19,174,794	18,175,980
Less ACL - loans	(215,791)	(206,998)
Loans, net	$18,959,003	$17,968,982

Accrued interest receivable related to loans totaled $55.6 million and $60.1 million at September 30, 2025 and December 31, 2024, respectively, and was reported in other assets on the consolidated balance sheets. Accrued interest receivable was excluded from the estimate of credit losses.

At September 30, 2025 and December 31, 2024, the loan portfolio included certain loans specifically pledged to the Federal Reserve as well as loans covered by a blanket lien on qualifying loan types with the FHLB to secure contingent funding sources.

The following table presents the amortized cost of certain loans held for investment that were sold in the periods indicated. The net gains or losses on these loan sales were included in noninterest income on the consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Manufactured housing loans	$—	$302,870	$—	$302,870
Guaranteed portion of SBA/USDA loans	16,180	11,385	59,889	39,084
Equipment financing receivables	37,239	21,122	58,288	57,836
Total	$53,419	$335,377	$118,177	$399,790

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

	Accruing
	Current Loans	Loans Past Due
(in thousands)		30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual Loans	Total Loans
As of September 30, 2025
Owner occupied CRE	$3,662,266	$2,170	$3,575	$—	$10,275	$3,678,286
Income producing CRE	4,518,820	4,703	—	—	10,884	4,534,407
Commercial & industrial	2,559,013	6,278	1,926	—	25,754	2,592,971
Commercial construction	1,726,531	3,744	—	—	3,198	1,733,473
Equipment financing	1,789,848	3,813	4,530	—	9,716	1,807,907
Total commercial	14,256,478	20,708	10,031	—	59,827	14,347,044
Residential mortgage	3,161,867	5,769	1,243	—	28,978	3,197,857
Home equity	1,241,771	3,343	1,739	—	5,234	1,252,087
Residential construction	177,145	22	60	—	1,241	178,468
Consumer	189,797	449	100	—	1,163	191,509
Total loans	$19,027,058	$30,291	$13,173	$—	$96,443	$19,166,965

As of December 31, 2024
Owner occupied CRE	$3,381,622	$4,402	$519	$—	$11,674	$3,398,217
Income producing CRE	4,333,651	1,705	207	—	25,357	4,360,920
Commercial & industrial	2,395,889	2,665	483	—	29,339	2,428,376
Commercial construction	1,646,175	1,693	442	—	7,400	1,655,710
Equipment financing	1,644,721	5,939	2,916	—	8,925	1,662,501
Total commercial	13,402,058	16,404	4,567	—	82,695	13,505,724
Residential mortgage	3,199,956	4,808	2,100	—	24,615	3,231,479
Home equity	1,059,010	986	248	—	4,630	1,064,874
Residential construction	177,371	133	844	—	57	178,405
Manufactured housing	155	124	—	—	1,444	1,723
Consumer	185,545	636	129	—	138	186,448
Total loans	$18,024,095	$23,091	$7,888	$—	$113,579	$18,168,653

The following table presents nonaccrual loans held for investment by loan class for the periods indicated.

	Nonaccrual Loans
	September 30, 2025			December 31, 2024
(in thousands)	With no allowance	With an allowance	Total	With no allowance	With an allowance	Total
Owner occupied CRE	$7,841	$2,434	$10,275	$9,926	$1,748	$11,674
Income producing CRE	7,885	2,999	10,884	24,970	387	25,357
Commercial & industrial	10,305	15,449	25,754	21,570	7,769	29,339
Commercial construction	778	2,420	3,198	6,817	583	7,400
Equipment financing	117	9,599	9,716	33	8,892	8,925
Total commercial	26,926	32,901	59,827	63,316	19,379	82,695
Residential mortgage	4,381	24,597	28,978	6,540	18,075	24,615
Home equity	801	4,433	5,234	231	4,399	4,630
Residential construction	757	484	1,241	—	57	57
Manufactured housing	—	—	—	—	1,444	1,444
Consumer	—	1,163	1,163	36	102	138
Total	$32,865	$63,578	$96,443	$70,123	$43,456	$113,579

At September 30, 2025 and December 31, 2024, United had $51.3 million and $75.1 million, respectively, in loans for which repayment is expected to be provided substantially through the operation or sale of the collateral. Estimated credit losses for these loans are based on the net realizable value of the collateral relative to the amortized cost of the loan. The majority of these loans are income producing CRE and commercial and industrial loans.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Lease Receivables
The equipment financing portfolio includes sales-type and direct financing lease receivables. The following table presents the components of the net investment in these lease receivables as of the dates indicated.

(in thousands)	September 30, 2025	December 31, 2024
Minimum future lease payments receivable	$111,252	$97,793
Estimated residual value of leased equipment	6,976	5,749
Initial direct costs	2,199	1,856
Security deposits	(489)	(491)
Unearned income	(17,418)	(15,412)
Net investment in leases	$102,520	$89,495

Minimum future lease payments expected to be received from equipment financing lease contracts as of September 30, 2025 were as follows:

(in thousands)
Year
Remainder of 2025	$9,977
2026	37,173
2027	30,254
2028	20,412
2029	10,708
Thereafter	2,728
Total	$111,252

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

Consumer Purpose Loans. United applies a pass/fail grading system to all consumer purpose loans. Under this system, loans generally classified as “fail” are those that are on nonaccrual status, are 90 or more days past due, or meet certain bankruptcy status criteria. All other loans are classified as “pass”. For reporting purposes, loans in these categories that are classified as “fail” are reported as substandard and all other loans are reported as pass.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following tables present the risk category of term loans and gross charge-offs by vintage year, which is the year of origination or most recent renewal, as of the date indicated.

(in thousands)	Term Loans by Origination Year						Revolvers	Revolvers converted to term loans	Total
As of September 30, 2025	2025	2024	2023	2022	2021	Prior
Owner occupied CRE
Pass	$580,917	$432,714	$479,347	$596,575	$498,366	$780,103	$130,300	$23,958	$3,522,280
Special Mention	1,255	1,001	18,572	13,177	15,985	10,560	4,294	231	65,075
Substandard	2,743	6,790	19,993	32,413	3,852	22,505	2,635	—	90,931
Total owner occupied CRE	$584,915	$440,505	$517,912	$642,165	$518,203	$813,168	$137,229	$24,189	$3,678,286
Current period gross charge-offs	$—	$165	$476	$2,162	$—	$667	$—	$—	$3,470
Income producing CRE
Pass	$633,398	$475,452	$468,950	$880,469	$830,978	$949,790	$48,842	$11,460	$4,299,339
Special Mention	12,085	5,036	2,094	57,305	4,558	6,301	—	—	87,379
Substandard	24,287	26,709	37,589	1,362	4,745	52,997	—	—	147,689
Total income producing CRE	$669,770	$507,197	$508,633	$939,136	$840,281	$1,009,088	$48,842	$11,460	$4,534,407
Current period gross charge-offs	$—	$—	$—	$1,970	$—	$—	$—	$—	$1,970
Commercial & industrial
Pass	$478,055	$414,645	$302,878	$178,122	$162,698	$246,264	$661,830	$11,045	$2,455,537
Special Mention	2,408	9,411	14,860	19,022	2,102	3,854	7,448	49	59,154
Substandard	2,470	2,661	41,360	6,076	4,070	8,502	11,610	1,531	78,280
Total commercial & industrial	$482,933	$426,717	$359,098	$203,220	$168,870	$258,620	$680,888	$12,625	$2,592,971
Current period gross charge-offs	$22	$999	$4,042	$1,228	$51	$225	$—	$1,265	$7,832
Commercial construction
Pass	$429,425	$334,502	$265,152	$373,184	$128,245	$47,592	$54,110	$2,064	$1,634,274
Special Mention	4,355	146	463	70,361	6,607	93	280	109	82,414
Substandard	895	4,507	428	758	5,571	4,626	—	—	16,785
Total commercial construction	$434,675	$339,155	$266,043	$444,303	$140,423	$52,311	$54,390	$2,173	$1,733,473
Current period gross charge-offs	$—	$505	$—	$—	$130	$—	$—	$—	$635
Equipment financing
Pass	$617,780	$536,823	$333,765	$219,591	$64,851	$21,257	$—	$—	$1,794,067
Special Mention	—	—	—	495	1,628	—	—	—	2,123
Substandard	604	2,503	4,404	2,508	901	797	—	—	11,717
Total equipment financing	$618,384	$539,326	$338,169	$222,594	$67,380	$22,054	$—	$—	$1,807,907
Current period gross charge-offs	$141	$2,695	$5,739	$7,724	$2,005	$506	$—	$—	$18,810
Residential mortgage
Pass	$165,117	$115,280	$320,497	$946,069	$929,101	$685,317	$—	$2,589	$3,163,970
Substandard	—	2,704	5,525	10,767	3,937	10,875	—	79	33,887
Total residential mortgage	$165,117	$117,984	$326,022	$956,836	$933,038	$696,192	$—	$2,668	$3,197,857
Current period gross charge-offs	$—	$4	$373	$76	$—	$—	$—	$5	$458
Home equity
Pass	$—	$—	$—	$—	$—	$—	$1,213,079	$33,048	$1,246,127
Substandard	—	—	—	—	—	—	—	5,960	5,960
Total home equity	$—	$—	$—	$—	$—	$—	$1,213,079	$39,008	$1,252,087
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$169	$169
Residential construction
Pass	$64,643	$72,871	$15,611	$13,039	$3,786	$7,189	$—	$87	$177,226
Substandard	—	166	912	72	8	84	—	—	1,242
Total residential construction	$64,643	$73,037	$16,523	$13,111	$3,794	$7,273	$—	$87	$178,468
Current period gross charge-offs	$—	$—	$118	$124	$—	$7	$—	$—	$249
Consumer
Pass	$76,370	$48,211	$26,726	$14,907	$3,518	$1,104	$19,354	$126	$190,316
Substandard	—	239	484	169	84	215	—	2	1,193
Total consumer	$76,370	$48,450	$27,210	$15,076	$3,602	$1,319	$19,354	$128	$191,509
Current period gross charge-offs	$2,593	$351	$184	$87	$72	$16	$—	$98	$3,401

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(in thousands)	Term Loans						Revolvers	Revolvers converted to term loans	Total
As of December 31, 2024	2024	2023	2022	2021	2020	Prior
Owner occupied CRE
Pass	$455,248	$540,913	$621,020	$555,846	$507,121	$425,932	$120,574	$21,867	$3,248,521
Special Mention	1,093	13,414	13,653	14,735	6,520	6,496	4,995	393	61,299
Substandard	3,285	5,365	37,791	9,647	8,519	22,319	1,471	—	88,397
Total owner occupied CRE	$459,626	$559,692	$672,464	$580,228	$522,160	$454,747	$127,040	$22,260	$3,398,217
Current period gross charge-offs	$—	$—	$221	$—	$—	$707	$—	$—	$928
Income producing CRE
Pass	$468,247	$477,887	$977,090	$896,096	$614,584	$606,395	$50,955	$15,025	$4,106,279
Special Mention	16,852	2,145	21,007	2,724	3,538	10,465	50	—	56,781
Substandard	59,437	36,259	16,758	3,411	39,085	42,910	—	—	197,860
Total income producing CRE	$544,536	$516,291	$1,014,855	$902,231	$657,207	$659,770	$51,005	$15,025	$4,360,920
Current period gross charge-offs	$—	$3,128	$—	$—	$—	$1,691	$—	$—	$4,819
Commercial & industrial
Pass	$464,843	$440,557	$270,459	$198,320	$125,964	$180,262	$583,147	$8,480	$2,272,032
Special Mention	8,630	12,438	18,832	2,794	1,238	3,794	24,286	1,806	73,818
Substandard	2,428	22,877	9,773	12,133	3,986	7,081	16,078	8,170	82,526
Total commercial & industrial	$475,901	$475,872	$299,064	$213,247	$131,188	$191,137	$623,511	$18,456	$2,428,376
Current period gross charge-offs	$842	$2,908	$6,826	$1,994	$2,282	$1,236	$—	$3,270	$19,358
Commercial construction
Pass	$448,497	$348,179	$495,712	$153,303	$40,254	$40,004	$46,863	$1,196	$1,574,008
Special Mention	5,005	462	44,152	5,253	—	100	6,040	—	61,012
Substandard	1,900	3,956	1,491	6,549	6,621	173	—	—	20,690
Total commercial construction	$455,402	$352,597	$541,355	$165,105	$46,875	$40,277	$52,903	$1,196	$1,655,710
Current period gross charge-offs	$—	$69	$53	$—	$—	$23	$—	$—	$145
Equipment financing
Pass	$693,205	$454,501	$328,490	$122,920	$33,870	$15,788	$—	$—	$1,648,774
Special Mention	—	—	659	1,989	708	496	—	—	3,852
Substandard	653	2,784	3,453	1,828	527	630	—	—	9,875
Total equipment financing	$693,858	$457,285	$332,602	$126,737	$35,105	$16,914	$—	$—	$1,662,501
Current period gross charge-offs	$261	$5,489	$13,359	$6,418	$1,033	$309	$—	$—	$26,869
Residential mortgage
Pass	$121,145	$321,804	$1,015,693	$989,673	$402,894	$347,249	$—	$2,971	$3,201,429
Substandard	2,291	3,841	8,922	2,410	1,748	10,618	—	220	30,050
Total residential mortgage	$123,436	$325,645	$1,024,615	$992,083	$404,642	$357,867	$—	$3,191	$3,231,479
Current period gross charge-offs	$87	$124	$71	$3	$—	$10	$—	$—	$295
Home equity
Pass	$—	$—	$—	$—	$—	$—	$1,028,340	$31,291	$1,059,631
Substandard	—	—	—	—	—	—	—	5,243	5,243
Total home equity	$—	$—	$—	$—	$—	$—	$1,028,340	$36,534	$1,064,874
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$95	$95
Residential construction
Pass	$74,854	$55,164	$30,216	$8,539	$4,528	$4,872	$—	$90	$178,263
Substandard	—	—	49	—	3	90	—	—	142
Total residential construction	$74,854	$55,164	$30,265	$8,539	$4,531	$4,962	$—	$90	$178,405
Current period gross charge-offs	$—	$221	$73	$48	$—	$—	$—	$—	$342
Manufactured housing
Pass	$124	$—	$—	$—	$—	$150	$—	$—	$274
Substandard	285	506	178	112	169	199	—	—	1,449
Total manufactured housing	$409	$506	$178	$112	$169	$349	$—	$—	$1,723
Current period gross charge-offs	$—	$1,679	$3,570	$2,518	$2,518	$4,304	$—	$—	$14,589
Consumer
Pass	$84,100	$43,889	$20,332	$7,103	$7,625	$563	$22,508	$100	$186,220
Substandard	1	118	42	36	30	1	—	—	228
Total consumer	$84,101	$44,007	$20,374	$7,139	$7,655	$564	$22,508	$100	$186,448
Current period gross charge-offs	$3,082	$281	$162	$34	$11	$8	$—	$152	$3,730

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Modifications to Borrowers Experiencing Financial Difficulty
The period-end amortized cost and additional information regarding loans modified under the terms of a FDM during the nine months ended September 30, 2025 and 2024 are presented in the following tables.

	Nine Months Ended September 30,
	2025			2024
	New FDMs		Defaults within 12 months of modification	New FDMs		Defaults within 12 months of modification
(dollars in thousands)	Amortized Cost	% of Total Class of Receivable		Amortized Cost	% of Total Class of Receivable
Owner occupied CRE	$894	—%	$—	$3,425	0.1%	$1,781
Income producing CRE	—	—	—	21,471	0.5	—
Commercial & industrial	462	—	107	23,063	1.0	329
Equipment financing	11,953	0.7	83	4,891	0.3	317
Residential mortgage	5,382	0.2	654	2,755	0.1	720
Home equity	568	—	—	—	—	—
Manufactured housing	—	—	—	305	14.0	—
Consumer	96	0.1	—	111	0.1	—
Total loans	$19,355	0.1	$844	$56,021	0.3	$3,147

The following table presents the aging category and accrual status of loans modified under the terms of a FDM during the previous 12 months on an amortized cost basis as of September 30, 2025.

	Accruing
		Loans Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual	Total
As of September 30, 2025
Owner occupied CRE	$1,185	$—	$—	$—	$—	$1,185
Commercial & industrial	1,269	—	293	—	245	1,807
Equipment financing	11,268	114	726	—	969	13,077
Residential mortgage	2,368	—	—	—	4,563	6,931
Home equity	71	—	—	—	497	568
Consumer	—	—	—	—	96	96
Total	$16,161	$114	$1,019	$—	$6,370	$23,664

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the amortized cost by type of FDM and the applicable weighted-average impact of the modifications for the periods indicated.

New FDMs
	Nine Months Ended September 30,
	2025		2024
(dollars in thousands)	Amortized Cost	Weighted Average Modification	Amortized Cost	Weighted Average Modification
Extension
Owner occupied CRE	$—		$197	6 months
Commercial & industrial	78	2.0 years	19,445	1.1 years
Residential mortgage	242	6 months	225	10.2 years
Consumer	—		111	2.1 years
Total	320		19,978

Payment Delay
Owner occupied CRE (1)	894	8 months	1,631	5 months
Income producing CRE (2)	—		12,976	1.5 years
Commercial & industrial (1)	222	4 months	165	7 months
Residential mortgage	2,589	10 months	139	6 months
HELOC	497	6 months	—
Total	4,202		14,911

Rate Reduction
Commercial & industrial	—		488	50 basis points
Residential mortgage	341	242 basis points	—
Home equity	71	400 basis points	—
Total	412		488

Payment Delay and Extension
Commercial & industrial	162	Payment delay: 6 months; Extension: 2.0 years	403	Payment delay: 4 months; Extension: 2.8 years
Equipment financing	11,953	Extension and payment delay: 8 months	4,891	Extension and payment delay: 8 months
Total	12,115		5,294

Rate Reduction and Extension
Income producing CRE	—		8,495	Rate reduction: 304 basis points; Extension: 4.8 years
Residential mortgage	1,851	Rate reduction: 400 basis points; Extension: 6.3 years	2,391	Rate reduction: 448 basis points; Extension: 3.6 years
Manufactured housing	—		305	Rate reduction: 538 basis points; Extension: 3.6 years
Consumer	96	Rate reduction: 163 basis points; Extension: 7.9 years
Total	1,947		11,191

Rate Reduction and Payment Delay
Owner occupied CRE	—		1,438	Rate reduction: 75 basis points; Payment delay: 6 months
Commercial & industrial	—		106	Rate reduction: 150 basis points; Payment delay: 6 months
Residential mortgage	359	Rate reduction: 50 basis points; Payment delay: 4 months	—
Total	359		1,544

Rate Reduction, Payment Delay & Extension
Owner occupied CRE	—		159	Rate reduction: 75 basis points; Payment delay: 6 months; Extension: 3 years
Commercial & industrial	—		2,456	Rate reduction: 273 basis points; Payment delay: 6 months; Extension: 4.6 years
Total	—		2,615
Total	$19,355		$56,021
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

At September 30, 2025, the baseline economic forecast had worsened slightly relative to the forecast at December 31, 2024 as the economy, especially the labor market, has slowed somewhat due to marketplace uncertainty and the forecasted impact of recently implemented tariffs. However, the decrease in United’s net charge-offs lowered the initial expected default rates for some segments and thus contributed to a lower modeled ACL balance. At September 30, 2025, United applied qualitative adjustments to increase the model’s calculated ACL for the income producing CRE and commercial construction portfolios. These qualitative adjustments were applied to better reflect management’s expectations of future performance. In addition, at September 30, 2025, United’s qualitative adjustment to estimate losses for loans to borrowers affected by Hurricane Helene added $1.88 million to the ACL balance, compared to $9.80 million at December 31, 2024.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the balance and activity in the ACL by portfolio segment for the periods indicated.

	Three Months Ended September 30,
	2025					2024
(in thousands)	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied CRE	$20,967	$(2,638)	$141	$2,189	$20,659	$21,787	$(127)	$311	$(736)	$21,235
Income producing CRE	49,072	—	106	(2,967)	46,211	42,894	(1,461)	52	(2,009)	39,476
Commercial & industrial	38,693	(1,702)	2,834	4,656	44,481	32,101	(5,999)	1,422	7,175	34,699
Commercial construction	15,979	(505)	14	(1,647)	13,841	19,617	(69)	33	(3,548)	16,033
Equipment financing	47,900	(6,946)	1,459	2,691	45,104	45,115	(6,282)	1,014	6,019	45,866
Residential mortgage	30,217	(37)	296	797	31,273	28,612	(110)	78	5,723	34,303
Home equity	10,812	(98)	79	563	11,356	9,386	(88)	52	1,415	10,765
Residential construction	1,812	(23)	11	(33)	1,767	1,384	(139)	28	213	1,486
Manufactured housing (1)	—	—	—	—	—	11,522	(11,635)	79	564	530
Consumer	1,048	(905)	238	718	1,099	604	(1,064)	254	1,103	897
ACL - loans	216,500	(12,854)	5,178	6,967	215,791	213,022	(26,974)	3,323	15,919	205,290
ACL - unfunded commitments	11,545	—	—	940	12,485	11,718	—	—	(1,491)	10,227
Total ACL	$228,045	$(12,854)	$5,178	$7,907	$228,276	$224,740	$(26,974)	$3,323	$14,428	$215,517

	Nine Months Ended September 30,
	2025						2024
(in thousands)	Beginning Balance	Initial ACL - PCD loans (2)	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Charge- Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied CRE	$19,873	$278	$(3,470)	$377	$3,601	$20,659	$23,542	$(928)	$747	$(2,126)	$21,235
Income producing CRE	41,427	910	(1,970)	425	5,419	46,211	47,755	(4,819)	237	(3,697)	39,476
Commercial & industrial	35,441	23	(7,832)	5,490	11,359	44,481	30,890	(14,069)	4,305	13,573	34,699
Commercial construction	16,370	39	(635)	193	(2,126)	13,841	21,741	(122)	114	(5,700)	16,033
Equipment financing	47,415	—	(18,810)	3,318	13,181	45,104	33,383	(20,175)	3,043	29,615	45,866
Residential mortgage	32,259	—	(458)	405	(933)	31,273	28,219	(132)	223	5,993	34,303
Home equity	11,247	1	(169)	284	(7)	11,356	9,647	(95)	140	1,073	10,765
Residential construction	1,672	—	(249)	27	317	1,767	1,833	(328)	72	(91)	1,486
Manufactured housing (1)	450	—	—	—	(450)	—	10,339	(14,475)	200	4,466	530
Consumer	844	—	(3,401)	967	2,689	1,099	722	(2,841)	730	2,286	897
ACL - loans	206,998	1,251	(36,994)	11,486	33,050	215,791	208,071	(57,984)	9,811	45,392	205,290
ACL - unfunded commitments	10,391	—	—	—	2,094	12,485	16,057	—	—	(5,830)	10,227
Total ACL	$217,389	$1,251	$(36,994)	$11,486	$35,144	$228,276	$224,128	$(57,984)	$9,811	$39,562	$215,517
(1) The release of ACL presented for manufactured housing loans for the nine months ended September 30, 2025 represents a reclassification of the allowance to the consumer line where these loan balances are reflected as of September 30, 2025.
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

	September 30, 2025			December 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Derivative Asset	Derivative Liability		Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Cash flow hedge of subordinated debt	$100,000	$7,124	$—	$100,000	$11,196	$—
Cash flow hedges of trust preferred securities	20,000	—	—	20,000	—	—
Fair value hedges of AFS debt securities	793,688	—	—	821,507	—	—
Fair value hedges of loans	2,050,000	—	—	1,650,000	—	—
Total	2,963,688	7,124	—	2,591,507	11,196	—

Derivatives not designated as hedging instruments:
Customer derivative positions	1,422,769	12,604	35,206	1,225,732	1,740	63,703
Dealer offsets to customer derivative positions	1,422,769	10,065	12,456	1,225,732	21,897	1,811
Risk participations	104,493	—	138	81,147	—	12
Mortgage banking - loan commitments	57,836	1,210	—	52,444	822	—
Mortgage banking - forward sales commitment	118,599	226	191	77,401	394	34
Bifurcated embedded derivatives	51,935	7,200	—	51,935	10,834	—
Dealer offsets to bifurcated embedded derivatives	51,935	—	8,568	51,935	—	12,274
Total	3,230,336	31,305	56,559	2,766,326	35,687	77,834

Total derivatives	$6,194,024	$38,429	$56,559	$5,357,833	$46,883	$77,834

Total gross derivative instruments		$38,429	$56,559		$46,883	$77,834
Less: Amounts subject to master netting agreements		(8,823)	(8,823)		(1,900)	(1,900)
Less: Cash collateral received/pledged		(10,735)	(12,053)		(33,005)	(12,230)
Net amount		$18,871	$35,683		$11,978	$63,704

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

Hedging Derivatives

Cash Flow Hedges of Interest Rate Risk
As of September 30, 2025 and December 31, 2024, United utilized interest rate caps and swaps to hedge the variability of cash flows due to changes in interest rates on certain of its variable-rate subordinated debt and trust preferred securities. Gains and losses related to changes in fair value are reclassified into earnings in the periods the hedged forecasted transactions occur. Over the next twelve months, United expects to reclassify $3.54 million of gains from AOCI into earnings related to these agreements.

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

	Affected Income Statement Line Item Increase/(Decrease) to Earnings	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2025	2024	2025	2024
Fair value hedges:
AFS securities:
Amounts related to interest settlements on derivatives		$1,539	$3,568	$4,428	$9,544
Loss recognized on derivative		(1,050)	(22,144)	(14,217)	(12,292)
Gain recognized on hedged items		1,357	22,983	14,665	13,495
Net income recognized on AFS securities fair value hedges	Interest revenue - investment securities	$1,846	$4,407	$4,876	$10,747
Loans:
Amounts related to interest settlements on derivatives		$(112)	$3,986	$(999)	$8,949
Gain (loss) recognized on derivatives		1,098	(27,305)	310	(21,680)
(Loss) gain recognized on hedged items		(867)	27,931	502	22,285
Net income (loss) recognized on loan fair value hedges	Interest revenue - loans, including fees	$119	$4,612	$(187)	$9,554

Cash flow hedges:
Long-term debt (1)	Interest expense- long term debt	$1,143	$1,441	$3,393	$4,319
 (1) Includes premium amortization expense excluded from the assessment of hedge effectiveness of $119,000 and $119,000 for the three months ended September 30, 2025 and 2024, respectively, and $353,000 and $354,000 for the nine months ended September 30, 2025 and 2024, respectively.

The table below presents the carrying amount of hedged items and cumulative fair value hedging basis adjustments for the periods presented. All fair value hedges of AFS debt securities and loans at September 30, 2025 and December 31, 2024 were designated under the portfolio layer method.

(in thousands)	September 30, 2025			December 31, 2024
Balance Sheet Location	Carrying Amount	Hedge Accounting Basis Adjustment	Hedged Portfolio Layer	Carrying Amount	Hedge Accounting Basis Adjustment	Hedged Portfolio Layer
Debt securities AFS (1)	$971,227	$4,913	$793,688	$1,002,511	$(9,752)	$821,507
Loans and leases held for investment	4,205,598	7,829	2,050,000	4,628,030	7,327	1,650,000
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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The table below presents the gains and losses recognized in income on derivatives not designated as hedging instruments for the periods indicated.

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)		2025	2024	2025	2024
Customer derivatives and dealer offsets	Other noninterest income	$1,331	$1,165	$3,333	$1,371
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	(21)	(72)	(25)	(263)
Mortgage banking derivatives	Mortgage loan gains and other related fees	(666)	(1,947)	(961)	(595)
Risk participations	Other noninterest income	165	17	340	16
		$809	$(837)	$2,687	$529

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

Note 7 – Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets as of the dates indicated is summarized below.

(in thousands)	September 30, 2025	December 31, 2024
Core deposit intangible	$106,984	$100,694
Less: accumulated amortization	(61,032)	(51,141)
Net core deposit intangible (1)	45,952	49,553
Goodwill	925,119	907,090
Total goodwill and other intangible assets, net	$971,071	$956,643
(1) As intangible assets become fully amortized, they are excluded from balances presented.

The following table summarizes the changes in the carrying amount of goodwill for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Balance, beginning of period	$925,119	$916,153	$907,090	$919,914
Acquisition of ANB (1)	—	—	18,029	—
Measurement period adjustment - First Miami	—	—	—	1,339
FinTrust goodwill write-down	—	—	—	(5,100)
Balance, end of period	$925,119	$916,153	$925,119	$916,153
(1) See Note 3 for further details.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The estimated aggregate amortization expense for future periods for finite-lived intangibles is as follows:

(in thousands)
Year
Remainder of 2025	$3,188
2026	11,501
2027	9,498
2028	7,592
2029	5,835
Thereafter	8,338
Total	$45,952

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

United has processes in place to review the significant valuation inputs and to assesses on a quarterly basis how instruments are classified within the valuation framework. Transfers into or out of fair value hierarchy levels are made as the observability of input assumptions change. During the nine months ended September 30, 2025, there were no changes to valuation approaches or techniques that warranted a hierarchy level change.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall.

(in thousands)
September 30, 2025	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$410,758	$—	$—	$410,758
U.S. Government agencies & GSEs	—	280,921	—	280,921
State and political subdivisions	—	155,397	—	155,397
Residential MBS	—	1,863,040	—	1,863,040
Commercial MBS	—	743,028	—	743,028
Corporate bonds	—	137,855	489	138,344
Asset-backed securities	—	297,775	—	297,775
Equity securities	—	2,328	—	2,328
Mortgage loans held for sale	—	34,802	—	34,802
Mutual funds	15,567	—	—	15,567
Servicing rights for SBA/USDA loans	—	—	4,822	4,822
Residential mortgage servicing rights	—	—	40,792	40,792
Contingent consideration receivable	—	—	7,236	7,236
Derivative financial instruments	—	30,019	8,410	38,429
Total assets	$426,325	$3,545,165	$61,749	$4,033,239

Liabilities:
Deferred compensation plan liability	$15,569	$—	$—	$15,569
Derivative financial instruments	—	47,853	8,706	56,559
Total liabilities	$15,569	$47,853	$8,706	$72,128

(in thousands)
December 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$503,669	$—	$—	$503,669
U.S. Government agencies & GSEs	—	320,267	—	320,267
State and political subdivisions	—	158,232	—	158,232
Residential MBS	—	2,229,959	—	2,229,959
Commercial MBS	—	822,897	—	822,897
Corporate bonds	—	150,394	2,226	152,620
Asset-backed securities	—	248,647	—	248,647
Equity securities	—	2,341	—	2,341
Mortgage loans held for sale	—	57,534	—	57,534
Mutual funds	15,335	—	—	15,335
Servicing rights for SBA/USDA loans	—	—	4,697	4,697
Residential mortgage servicing rights	—	—	39,294	39,294
Contingent consideration receivable	—	—	7,470	7,470
Derivative financial instruments	—	35,227	11,656	46,883
Total assets	$519,004	$4,025,498	$65,343	$4,609,845

Liabilities:
Deferred compensation plan liability	$15,331	$—	$—	$15,331
Derivative financial instruments	—	65,548	12,286	77,834
Total liabilities	$15,331	$65,548	$12,286	$93,165

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Level 3 Fair Value Measurements
The following table presents quantitative information about significant unobservable inputs related to United’s material categories of Level 3 financial instruments measured at fair value on a recurring basis as of the dates indicated.

Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Inputs	September 30, 2025		December 31, 2024
			Range	Weighted Average	Range	Weighted Average
Residential mortgage servicing rights	Discounted cash flow	Discount rate	9.5% - 12.5%	9.6%	10.0% - 14.0%	10.1%
		Prepayment rate	6.5 - 25.2	7.6	6.5 - 77.6	7.6
Derivative assets - mortgage	Internal model	Pull through rate	65.0 - 100	91.6	70.4 - 100	91.6
Derivative assets and liabilities - other	Dealer priced	Dealer priced	N/A	N/A	N/A	N/A
Contingent consideration receivable	Discounted cash flow	Discount rate	0.0 - 7.1	6.4	0.0 - 7.1	6.4
		Probability of achievement	89.3 - 100	92.6	89.3 - 100	92.6

The table below presents a reconciliation of the beginning and ending balances of Level 3 assets and liabilities measured at fair value on a recurring basis for the periods indicated.

	2025						2024
(in thousands)	Derivative Assets	Derivative Liabilities	SBA/USDA Loan Servicing Rights	Residential Mortgage Servicing Rights	Corporate Bonds	Contingent Consideration Receivable	Derivative Assets	Derivative Liabilities	SBA/USDA Loan Servicing Rights	Residential Mortgage Servicing Rights	Corporate Bonds
Three Months Ended September 30,
Beginning balance	$9,130	$9,217	$4,806	$39,677	$1,235	$7,297	$12,933	$13,313	$5,247	$38,014	$2,197
Additions	1,202	—	288	1,439	—	—	1,274	58	235	1,091	—
Sales and settlements	(1,464)	—	(118)	(689)	(750)	(61)	(2,064)	—	(197)	(1,095)	—
Fair value adjustments included in OCI	—	—	—	—	4	—	—	—	—	—	29
Fair value adjustments included in earnings	(458)	(511)	(154)	365	—	—	(1,988)	(2,814)	(348)	(2,632)	—
Ending balance	$8,410	$8,706	$4,822	$40,792	$489	$7,236	$10,155	$10,557	$4,937	$35,378	$2,226

Nine Months Ended September 30,
Beginning balance	$11,656	$12,286	$4,697	$39,294	$2,226	$7,470	$10,642	$11,172	$5,444	$35,897	$2,205
Additions	4,447	321	1,140	3,931	—	—	4,102	58	750	2,869	—
Transfers from Level 2	—	—	—	—	—	—	484	925	—	—	—
Sales and settlements	(4,059)	—	(476)	(1,950)	(1,750)	(234)	(4,381)	—	(751)	(2,892)	—
Fair value adjustments included in OCI	—	—	—	—	13	—	—	—	—	—	21
Fair value adjustments included in earnings	(3,634)	(3,901)	(539)	(483)	—	—	(692)	(1,598)	(506)	(496)	—
Ending balance	$8,410	$8,706	$4,822	$40,792	$489	$7,236	$10,155	$10,557	$4,937	$35,378	$2,226

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

Mortgage Loans Held for Sale
(in thousands)	September 30, 2025	December 31, 2024
Outstanding principal balance	$33,814	$56,097
Fair value	34,802	57,534

Gain (Loss) from Change in Fair Value on Mortgage Loans Held for Sale
Location	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Mortgage loan (losses) gains and other related fees	$(270)	$180	$(449)	$352

Changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of assets that were still held as of September 30, 2025 and December 31, 2024, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented.

(in thousands)	Level 1	Level 2	Level 3	Total
September 30, 2025
Loans held for investment	$—	$—	$23,538	$23,538

December 31, 2024
Loans held for investment	$—	$—	$27,313	$27,313

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value Level
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
September 30, 2025
Assets:
HTM debt securities	$2,274,099	$18,880	$1,918,173	$—	$1,937,053
Loans and leases, net	18,959,003	—	—	18,399,997	18,399,997

Liabilities:
Deposits	24,020,618	—	24,014,897	—	24,014,897
Long-term debt	155,251	—	—	152,675	152,675

December 31, 2024
Assets:
HTM debt securities	$2,368,107	$18,162	$1,925,964	$—	$1,944,126
Loans and leases, net	17,968,982	—	—	17,325,630	17,325,630

Liabilities:
Deposits	23,460,975	—	23,453,487	—	23,453,487
Long-term debt	254,152	—	—	248,657	248,657

Note 9 – Reclassifications Out of AOCI

The following table presents the details regarding amounts reclassified out of AOCI for the periods indicated. Amounts shown in parentheses reduce earnings.

(in thousands)
Details about AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Statement Where Net Income is Presented
	2025	2024	2025	2024
Realized net gains on AFS securities:
	$49	$—	$341	$—	Securities gains, net
	(13)	—	(83)	—	Income tax expense
	$36	$—	$258	$—	Net of tax

Amortization of unrealized losses on HTM securities transferred from AFS:
	$(1,993)	$(2,235)	$(5,918)	$(6,772)	Investment securities interest revenue
	471	528	1,400	1,723	Income tax expense
	$(1,522)	$(1,707)	$(4,518)	$(5,049)	Net of tax

Reclassifications related to derivative instruments accounted for as cash flow hedges:
Interest rate contracts	$1,143	$1,441	$3,393	$4,319	Long-term debt interest expense
	(289)	(364)	(857)	(1,095)	Income tax expense
	$854	$1,077	$2,536	$3,224	Net of tax

Amortization of defined benefit pension plan net periodic pension cost components:
Prior service cost	$17	$(44)	$51	$(134)	Salaries and employee benefits expense
	(4)	11	(13)	34	Income tax expense
	$13	$(33)	$38	$(100)	Net of tax

Total reclassifications for the period	$(619)	$(663)	$(1,686)	$(1,925)	Net of tax

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 10 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net income	$91,494	$47,347	$241,640	$176,593
Dividends on preferred stock	(1,573)	(1,573)	(4,719)	(4,719)
Deemed dividend on redemption of preferred stock	(3,275)	—	(3,275)	—
Earnings allocated to participating securities	(507)	(272)	(1,356)	(988)
Net income available to common shareholders	$86,139	$45,502	$232,290	$170,886

Weighted average shares outstanding:
Basic	122,116	119,818	121,186	119,736
Effect of dilutive securities:
Stock options	63	84	69	75
Restricted stock units	73	50	48	16
Diluted	122,252	119,952	121,303	119,827

Net income per common share:
Basic	$0.71	$0.38	$1.92	$1.43
Diluted	$0.70	$0.38	$1.91	$1.43

No potentially dilutive shares of common stock issuable upon exercise of stock options were excluded from the computation of earnings per share because of their antidilutive effect, except for 1,968 shares for nine months ended September 30, 2024.

Note 11 – Regulatory Matters

As of September 30, 2025, United and the Bank were categorized as well-capitalized under the regulatory requirements in effect at that time. To be categorized as well-capitalized, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at the time, as set forth in the table below, and have met certain other requirements. Management believes that United and the Bank exceeded all well-capitalized requirements at September 30, 2025, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.

Regulatory capital ratios at September 30, 2025 and December 31, 2024, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under regulatory requirements in effect at such times, are presented below for United and the Bank:

			United Community Banks, Inc. (Consolidated)		United Community Bank
(dollars in thousands)	Minimum (1)	Well- Capitalized	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Risk-based ratios:
CET1 capital	4.5%	6.5%	13.44%	13.27%	12.48%	13.05%
Tier 1 capital	6.0	8.0	13.44	13.72	12.48	13.05
Total capital	8.0	10.0	14.79	15.17	13.53	14.08
Leverage ratio	4.0	5.0	10.26	9.96	9.52	9.46

CET1 capital			$2,791,739	$2,608,136	$2,583,132	$2,555,941
Tier 1 capital			2,791,739	2,696,402	2,583,132	2,555,941
Total capital			3,073,175	2,982,273	2,799,568	2,756,811
Risk-weighted assets			20,774,042	19,655,227	20,696,806	19,582,815
Average total assets for the leverage ratio			27,207,223	27,059,513	27,138,211	27,014,385
(1) As of September 30, 2025 and December 31, 2024, the minimum ratios as presented were subject to an additional capital conservation buffer of 2.50%

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 12 – Preferred Stock

On September 15, 2025, United redeemed all outstanding shares of its 6.875% Series I non-cumulative perpetual preferred stock and corresponding depositary shares, each representing a 1/1000th interest in a preferred stock share (the “Preferred Stock”). The redemption resulted in a cash payment of $91.5 million, reflecting an aggregate liquidation preference of $25,000 per share. At the time of redemption, the Preferred Stock had a carrying value of $88.3 million, which was net of issuance costs of $3.27 million. The write-off of the issuance costs associated with the Preferred Stock was considered a deemed dividend to preferred shareholders for purposes of earnings per share.

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

The following table summarizes the contractual amount of significant off-balance sheet instruments as of the dates indicated.

(in thousands)	September 30, 2025	December 31, 2024
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$4,632,829	$3,970,991
Letters of credit	50,137	57,983

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at September 30, 2025 and December 31, 2024 and our results of operations for the three and nine months ended September 30, 2025 and 2024. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. The following discussion and analysis should be read along with our consolidated financial statements and related notes included in Part I - Item 1 of this Report, “Cautionary Note Regarding Forward-Looking Statements” and the risk factors discussed in our 2024 10-K and the other reports we have filed with the SEC after we filed the 2024 10-K.

Unless the context otherwise requires, the terms “we,” “our,” “us” refer to United on a consolidated basis.

Overview

We offer a wide array of commercial and consumer banking services and investment advisory solutions through a network of 199 banking offices in Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama. Our equipment finance and SBA/USDA lending businesses operate throughout the United States. At September 30, 2025, we had consolidated total assets of $28.1 billion and 3,058 full-time equivalent employees.

Recent Developments

On September 15, 2025, we redeemed all outstanding shares of our Series I preferred stock, which had a carrying value of $88.3 million. The redemption reflects our ongoing capital management strategy.

On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act, which includes a broad range of tax reform provisions affecting businesses. Of note, the 21% corporate tax rate provided by the Tax Cuts and Jobs Act of 2017, which was scheduled to sunset on December 31, 2025, was made permanent with the passing of this law.

On May 1, 2025, we completed the acquisition of ANB, which was headquartered in Oakland Park, Florida where it operated one banking location. We acquired $447 million of assets, including goodwill, and assumed $381 million of liabilities in the acquisition, which included $301 million in loans and $374 million in deposits. Our operating results for the three and nine months ended September 30, 2025 include ANB’s operating results for the period subsequent to the acquisition date.

Results of Operations

We reported net income and diluted earnings per common share of $91.5 million and $0.70, respectively, for the third quarter of 2025, compared to $47.3 million and $0.38, respectively, for the same period in 2024. For the nine months ended September 30, 2025, we reported net income and diluted earnings per common share of $242 million and $1.91, respectively, compared to $177 million and $1.43, respectively, in the same periods of 2024. The third quarter and first nine months of 2024 included a $27.2 million loss on the sale of substantially all of our manufactured housing loan portfolio which lowered diluted earnings per common share for those periods by approximately 18 cents, affecting comparability between 2025 and 2024.

Net income - operating and diluted earnings per common share - operating for the third quarter of 2025 were $94.2 million and $0.75, respectively, compared to $70.5 million and $0.57, respectively, for the third quarter of 2024. For the nine months ended September 30, 2025, we reported net income - operating and diluted earnings per common share - operating of $249 million and $2.00, respectively, compared to $206 million and $1.67, respectively, for the same periods of 2024. Net income - operating for the periods of 2025 excludes merger-related and other charges, while the periods of 2024 also exclude additional items, notably the loss on the sale of the manufactured housing loans of $27.2 million discussed above. See Table 1 of MD&A for the Non-GAAP Performance Measures Reconciliation for further detail.

Net interest revenue for the third quarter and first nine months of 2025 was $234 million and $671 million, respectively, compared to $209 million and $617 million, respectively, for the same periods of 2024. The increase in net interest revenue was mostly driven by lower deposit interest expense.

Net interest margin for the third quarter and first nine months of 2025 increased to 3.58% and 3.48%, respectively, from 3.33% and 3.30%, respectively, for the comparable 2024 periods. The increases in net interest margin were primarily due to the larger decrease in interest rates paid on deposits compared to the decrease in interest rates earned on loans.

We recorded a provision for credit losses of $7.91 million and $35.1 million for the third quarter and first nine months of 2025, respectively. The nine months ended September 30, 2025 included $2.49 million for the initial ACL for ANB non-PCD loans and unfunded commitments. Provision expense for the comparable periods of 2024 was $14.4 million and $39.6 million, respectively, and included $9.89 million for the Hurricane Helene reserve.

Noninterest income of $43.2 million and $114 million for the third quarter and first nine months of 2025 increased by $35.1 million and $29.3 million, respectively, compared to the same periods of 2024. The periods of 2024 included a $27.2 million loss on the manufactured housing loan portfolio sale. In addition, the third quarter of 2025 included more favorable fair value adjustments to our mortgage servicing asset, which resulted in a $3.00 million increase in mortgage loan gains and related fees compared to the third quarter of 2024.

Noninterest expense of $151 million and $440 million in the third quarter and first nine months of 2025 were up 5% and 1%, respectively, compared to the same periods of 2024. Salaries and employee benefits expense contributed to much of the increase for the three and nine months of 2025, reflecting the acquisition of ANB and annual merit increases as well as higher incentive compensation reflecting improvement in financial performance. The increase for the nine months ended September 30, 2025 was partially offset by a decrease in other noninterest expense as the comparable period of 2024 included a $5.10 million goodwill write-down related to the sale of FinTrust.

Results for the third quarter and first nine months of 2025 are discussed in further detail throughout the following sections of MD&A.

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

UNITED COMMUNITY BANKS, INC.
Table 1 - Financial Highlights

(dollars in thousands, except per share data)	2025			2024		Third Quarter 2025 - 2024 Change	For the Nine Months Ended September 30,		YTD Change
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter		2025	2024
INCOME SUMMARY
Interest revenue	$353,850	$347,365	$335,357	$344,962	$349,086		$1,036,572	$1,032,779
Interest expense	120,221	121,834	123,336	134,629	139,900		365,391	415,744
Net interest revenue	233,629	225,531	212,021	210,333	209,186	12%	671,181	617,035	9%
Noninterest income	43,219	34,708	35,656	40,522	8,091	n/m	113,583	84,234	35
Total revenue	276,848	260,239	247,677	250,855	217,277	27	784,764	701,269	12
Provision for credit losses	7,907	11,818	15,419	11,389	14,428	(45)	35,144	39,562	(11)
Noninterest expense	150,868	147,919	141,099	143,056	143,065	5	439,886	435,111	1
Income before income tax expense	118,073	100,502	91,159	96,410	59,784	97	309,734	226,596	37
Income tax expense	26,579	21,769	19,746	20,606	12,437	114	68,094	50,003	36
Net income	91,494	78,733	71,413	75,804	47,347	93	241,640	176,593	37
Non-operating items	3,468	4,833	1,297	2,203	29,385	n/m	9,598	38,065	n/m
Income tax benefit of non-operating items	(751)	(1,047)	(281)	(471)	(6,276)	n/m	(2,079)	(8,231)	n/m
Net income - operating (1)	$94,211	$82,519	$72,429	$77,536	$70,456	34	$249,159	$206,427	21

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$0.70	$0.63	$0.58	$0.61	$0.38	84	$1.91	$1.43	34
Diluted net income - operating (1)	0.75	0.66	0.59	0.63	0.57	32	2.00	1.67	20
Cash dividends declared	0.25	0.24	0.24	0.24	0.24	4	0.73	0.70	4
Book value	29.44	28.89	28.42	27.87	27.68	6	29.44	27.68	6
Tangible book value (3)	21.59	21.00	20.58	20.00	19.66	10	21.59	19.66	10
Key performance ratios:
Return on common equity - GAAP (2)(4)	9.20%	8.45%	7.89%	8.40%	5.20%		8.53%	6.61%
Return on common equity - operating (1)(2)(4)	9.83	8.87	8.01	8.60	7.82		8.92	7.76
Return on tangible common equity - operating (1)(2)(3)(4)	13.56	12.34	11.21	12.12	11.17		12.57	11.18
Return on assets - GAAP (4)	1.29	1.11	1.02	1.06	0.67		1.16	0.85
Return on assets - operating (1)(4)	1.33	1.16	1.04	1.08	1.01		1.19	0.99
Net interest margin (FTE) (4)	3.58	3.50	3.36	3.26	3.33		3.48	3.30
Efficiency ratio - GAAP	54.30	56.69	56.74	56.05	65.51		55.86	61.76
Efficiency ratio - operating (1)	53.05	54.84	56.22	55.18	57.37		54.64	57.84
Equity to total assets	12.78	12.86	12.56	12.38	12.45		12.78	12.45
Tangible common equity to tangible assets (3)	9.71	9.45	9.18	8.97	8.93		9.71	8.93

ASSET QUALITY
NPAs	$97,916	$83,959	$93,290	$115,635	$114,960	(15)	$97,916	$114,960	(15)
ACL - loans	215,791	216,500	211,974	206,998	205,290	5	215,791	205,290	5
Net charge-offs	7,676	8,225	9,607	9,517	23,651	n/m	25,508	48,173	n/m
ACL - loans to loans	1.13%	1.14%	1.15%	1.14%	1.14%		1.13%	1.14%
Net charge-offs to average loans (4)	0.16	0.18	0.21	0.21	0.52		0.18	0.35
NPAs to total assets	0.35	0.30	0.33	0.42	0.42		0.35	0.42

AT PERIOD END ($ in millions)
Loans	$19,175	$18,921	$18,425	$18,176	$17,964	7	$19,175	$17,964	7
Investment securities	6,163	6,382	6,661	6,804	6,425	(4)	6,163	6,425	(4)
Total assets	28,143	28,086	27,874	27,720	27,373	3	28,143	27,373	3
Deposits	24,021	23,963	23,762	23,461	23,253	3	24,021	23,253	3
Shareholders’ equity	3,597	3,613	3,501	3,432	3,407	6	3,597	3,407	6
Common shares outstanding (thousands)	121,553	121,431	119,514	119,364	119,283	2	121,553	119,283	2
(1) Excludes non-operating items as detailed on Non-GAAP Performance Measures Reconciliation on next page. (2) Net income less preferred stock dividends, divided by average realized common equity, which excludes AOCI. (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Financial Highlights
Non-GAAP Performance Measures Reconciliation
(dollars in thousands, except per share data)
	2025			2024		For the Nine Months Ended September 30,
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2025	2024
Noninterest income reconciliation
Noninterest income (GAAP)	$43,219	$34,708	$35,656	$40,522	$8,091	$113,583	$84,234
Loss on sale of manufactured housing loans	—	—	—	—	27,209	—	27,209
Gain on lease termination	—	—	—	—	—	—	(2,400)
Noninterest income - operating	$43,219	$34,708	$35,656	$40,522	$35,300	$113,583	$109,043

Noninterest expense reconciliation
Noninterest expense (GAAP)	$150,868	$147,919	$141,099	$143,056	$143,065	$439,886	$435,111
Loss on sale of FinTrust, including goodwill impairment	—	—	—	—	—	—	(5,100)
FDIC special assessment	—	—	—	—	—	—	(1,736)
Merger-related and other charges	(3,468)	(4,833)	(1,297)	(2,203)	(2,176)	(9,598)	(6,420)
Noninterest expense - operating	$147,400	$143,086	$139,802	$140,853	$140,889	$430,288	$421,855

Net income to operating income reconciliation
Net income (GAAP)	$91,494	$78,733	$71,413	$75,804	$47,347	$241,640	$176,593
Loss on sale of manufactured housing loans	—	—	—	—	27,209	—	27,209
Gain on lease termination	—	—	—	—	—	—	(2,400)
Loss on sale of FinTrust, including goodwill impairment	—	—	—	—	—	—	5,100
FDIC special assessment	—	—	—	—	—	—	1,736
Merger-related and other charges	3,468	4,833	1,297	2,203	2,176	9,598	6,420
Income tax benefit of non-operating items	(751)	(1,047)	(281)	(471)	(6,276)	(2,079)	(8,231)
Net income - operating	$94,211	$82,519	$72,429	$77,536	$70,456	$249,159	$206,427

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$0.70	$0.63	$0.58	$0.61	$0.38	$1.91	$1.43
Loss on sale of manufactured housing loans	—	—	—	—	0.18	—	0.18
Gain on lease termination	—	—	—	—	—	—	(0.02)
Loss on sale of FinTrust, including goodwill impairment	—	—	—	—	—	—	0.03
FDIC special assessment	—	—	—	—	—	—	0.01
Merger-related and other charges	0.02	0.03	0.01	0.02	0.01	0.06	0.04
Deemed dividend on preferred stock redemption	0.03	—	—	—	—	0.03	—
Diluted income per common share - operating	$0.75	$0.66	$0.59	$0.63	$0.57	$2.00	$1.67

Book value per common share reconciliation
Book value per common share (GAAP)	$29.44	$28.89	$28.42	$27.87	$27.68	$29.44	$27.68
Effect of goodwill and other intangibles	(7.85)	(7.89)	(7.84)	(7.87)	(8.02)	(7.85)	(8.02)
Tangible book value per common share	$21.59	$21.00	$20.58	$20.00	$19.66	$21.59	$19.66

Return on tangible common equity reconciliation
Return on common equity (GAAP)	9.20%	8.45%	7.89%	8.40%	5.20%	8.53%	6.61%
Loss on sale of manufactured housing loans	—	—	—	—	2.43	—	0.82
Gain on lease termination	—	—	—	—	—	—	(0.07)
Loss on sale of FinTrust, including goodwill impairment	—	—	—	—	—	—	0.16
FDIC special assessment	—	—	—	—	—	—	0.05
Merger-related and other charges	0.29	0.42	0.12	0.20	0.19	0.27	0.19
Deemed dividend on preferred stock redemption	0.34	—	—	—	—	0.12	—
Return on common equity - operating	9.83	8.87	8.01	8.60	7.82	8.92	7.76
Effect of goodwill and other intangibles	3.73	3.47	3.20	3.52	3.35	3.65	3.42
Return on tangible common equity - operating	13.56%	12.34%	11.21%	12.12%	11.17%	12.57%	11.18%

UNITED COMMUNITY BANKS, INC.
Table 1 (Continued) - Financial Highlights
Non-GAAP Performance Measures Reconciliation
(dollars in thousands, except per share data)
	2025			2024		For the Nine Months Ended September 30,
	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	2025	2024
Return on assets reconciliation
Return on assets (GAAP)	1.29%	1.11%	1.02%	1.06%	0.67%	1.16%	0.85%
Loss on sale of manufactured housing loans	—	—	—	—	0.31	—	0.10
Gain on lease termination	—	—	—	—	—	—	(0.01)
Loss on sale of FinTrust, including goodwill impairment	—	—	—	—	—	—	0.02
FDIC special assessment	—	—	—	—	—	—	0.01
Merger-related and other charges	0.04	0.05	0.02	0.02	0.03	0.03	0.02
Return on assets - operating	1.33%	1.16%	1.04%	1.08%	1.01%	1.19%	0.99%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	54.30%	56.69%	56.74%	56.05%	65.51%	55.86%	61.76%
Loss on sale of manufactured housing loans	—	—	—	—	(7.15)	—	(2.25)
Gain on lease termination	—	—	—	—	—	—	0.21
Loss on sale of FinTrust, including goodwill impairment	—	—	—	—	—	—	(0.73)
FDIC special assessment	—	—	—	—	—	—	(0.24)
Merger-related and other charges	(1.25)	(1.85)	(0.52)	(0.87)	(0.99)	(1.22)	(0.91)
Efficiency ratio - operating	53.05%	54.84%	56.22%	55.18%	57.37%	54.64%	57.84%

Tangible common equity to tangible assets reconciliation
Equity to total assets (GAAP)	12.78%	12.86%	12.56%	12.38%	12.45%	12.78%	12.45%
Effect of goodwill and other intangibles	(3.07)	(3.10)	(3.06)	(3.09)	(3.20)	(3.07)	(3.20)
Effect of preferred equity	—	(0.31)	(0.32)	(0.32)	(0.32)	—	(0.32)
Tangible common equity to tangible assets	9.71%	9.45%	9.18%	8.97%	8.93%	9.71%	8.93%

Net Interest Revenue

For the quarter:

FTE net interest revenue for the third quarter of 2025 was $235 million, an increase of $24.4 million from the same period in 2024. Net interest spread and net interest margin were 2.73% and 3.58%, respectively, which were up 43 basis points and 25 basis points, respectively, compared to the third quarter of 2024. Improvement in the net interest spread and net interest margin resulted from cuts of 125 basis points in the federal funds rate beginning in September of 2024, which drove decreases in funding costs, and to a lesser extent, loan yields.

For the nine months ended:

FTE net interest revenue for the first nine months of 2025 and 2024 was $674 million and $620 million, respectively. During the first nine months of 2025, our net interest spread increased 35 basis points and our net interest margin increased by 18 basis points compared to the same period of 2024. Changes in net interest revenue and related metrics for the nine months ended 2025 were a result of the same factors affecting the quarter.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended September 30,
(dollars in thousands, (FTE))

	2025			2024
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$19,010,663	$297,725	6.21%	$18,051,741	$291,164	6.42%
Taxable securities (3)	6,217,693	51,522	3.31	6,182,164	51,284	3.32
Tax-exempt securities (FTE) (1)(3)	351,528	2,249	2.56	361,359	2,292	2.54
Federal funds sold and other interest-earning assets	413,678	3,389	3.25	505,792	5,440	4.28
Total interest-earning assets (FTE)	25,993,562	354,885	5.42	25,101,056	350,180	5.55

Noninterest-earning assets:
Allowance for credit losses	(220,805)			(215,008)
Cash and due from banks	206,772			206,995
Premises and equipment	397,490			399,262
Other assets (3)	1,664,648			1,615,468
Total assets	$28,041,667			$27,107,773

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$5,825,997	35,050	2.39	$5,797,845	43,401	2.98
Money market	6,907,894	50,661	2.91	6,342,455	56,874	3.57
Savings	1,107,509	641	0.23	1,126,774	672	0.24
Time	3,656,172	31,602	3.43	3,465,980	34,560	3.97
Brokered time deposits	50,529	521	4.09	50,364	642	5.07
Total interest-bearing deposits	17,548,101	118,475	2.68	16,783,418	136,149	3.23
Federal funds purchased and other borrowings	2,284	25	4.34	1,899	27	5.66
Federal Home Loan Bank advances	—	—	—	11	—	—
Long-term debt	155,197	1,721	4.40	323,544	3,724	4.58
Total borrowed funds	157,481	1,746	4.40	325,454	3,751	4.59
Total interest-bearing liabilities	17,705,582	120,221	2.69	17,108,872	139,900	3.25

Noninterest-bearing liabilities:
Noninterest-bearing deposits	6,366,723			6,239,926
Other liabilities	334,443			391,574
Total liabilities	24,406,748			23,740,372
Shareholders' equity	3,634,919			3,367,401
Total liabilities and shareholders' equity	$28,041,667			$27,107,773

Net interest revenue (FTE)		$234,664			$210,280
Net interest-rate spread (FTE)			2.73%			2.30%
Net interest margin (FTE) (4)			3.58%			3.33%

(1)Interest revenue on tax-exempt securities and loans includes a taxable-equivalent adjustment to reflect comparable interest on taxable securities and loans. The FTE adjustment totaled $1.04 million and $1.09 million, respectively, for the three months ended September 30, 2025 and 2024. The tax rate used to calculate the adjustment was 25%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)Included in the average balance of loans outstanding are loans on which the accrual of interest has been discontinued and loans that are held for sale.
(3)Unrealized losses on AFS securities, including those related to the transfer from AFS to HTM, have been reclassified to other assets. Pretax unrealized losses of $223 million in 2025 and $295 million in 2024 are included in other assets for purposes of this presentation.
(4)Net interest margin is taxable equivalent net interest revenue divided by average interest-earning assets.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Nine Months Ended September 30,
(dollars in thousands, (FTE))

	2025			2024
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$18,632,384	$859,678	6.17%	$18,187,790	$866,502	6.36%
Taxable securities (3)	6,480,641	162,885	3.35	5,988,368	144,363	3.21
Tax-exempt securities (FTE) (1)(3)	354,115	6,730	2.53	363,692	6,876	2.52
Federal funds sold and other interest-earning assets	422,123	10,288	3.26	559,786	18,256	4.36
Total interest-earning assets (FTE)	25,889,263	1,039,581	5.37	25,099,636	1,035,997	5.51

Non-interest-earning assets:
Allowance for loan losses	(217,050)			(214,372)
Cash and due from banks	210,027			210,982
Premises and equipment	397,395			392,561
Other assets (3)	1,637,493			1,613,118
Total assets	$27,917,128			$27,101,925

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$6,002,702	109,396	2.44	$5,913,566	133,522	3.02
Money market	6,713,585	149,805	2.98	6,092,649	160,883	3.53
Savings	1,133,078	2,722	0.32	1,159,982	2,065	0.24
Time	3,545,792	93,029	3.51	3,535,343	106,199	4.01
Brokered time deposits	50,488	1,593	4.22	50,343	1,726	4.58
Total interest-bearing deposits	17,445,645	356,545	2.73	16,751,883	404,395	3.22
Federal funds purchased and other borrowings	29,865	1,215	5.44	2,001	87	5.81
Federal Home Loan Bank advances	12,824	433	4.51	5	—	—
Long-term debt	215,440	7,198	4.47	324,414	11,262	4.64
Total borrowed funds	258,129	8,846	4.58	326,420	11,349	4.64
Total interest-bearing liabilities	17,703,774	365,391	2.76	17,078,303	415,744	3.25

Noninterest-bearing liabilities:
Noninterest-bearing deposits	6,304,792			6,306,919
Other liabilities	350,211			394,323
Total liabilities	24,358,777			23,779,545
Shareholders' equity	3,558,351			3,322,380
Total liabilities and shareholders' equity	$27,917,128			$27,101,925

Net interest revenue (FTE)		$674,190			$620,253
Net interest-rate spread (FTE)			2.61%			2.26%
Net interest margin (FTE) (4)			3.48%			3.30%

(1)Interest revenue on tax-exempt securities and loans includes a taxable-equivalent adjustment to reflect comparable interest on taxable securities and loans. The FTE adjustment totaled $3.01 million and $3.22 million, respectively, for the nine months ended September 30, 2025 and 2024. The tax rate used to calculate the adjustment was 25%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)Included in the average balance of loans outstanding are loans on which the accrual of interest has been discontinued and loans that are held for sale.
(3)Unrealized gains and losses on AFS securities, including those related to the transfer from AFS to HTM, have been reclassified to other assets. Pretax unrealized losses of $244 million and $320 million in 2025 and 2024, respectively, are included in other assets for purposes of this presentation.
(4)Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

Noninterest Income

The following table presents the components of noninterest income for the periods indicated.

Table 4 - Noninterest Income
(dollars in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Service charges and fees:
Overdraft fees	$3,573	$3,603	$(30)	(1)%	$9,894	$9,977	$(83)	(1)%
ATM and debit card fees	4,232	3,833	399	10	11,987	11,277	710	6
Other service charges and fees	3,595	3,052	543	18	9,176	9,118	58	1
Total service charges and fees	11,400	10,488	912	9	31,057	30,372	685	2
Mortgage loan gains and related fees	7,098	3,520	3,578	n/m	18,590	17,830	760	4
Wealth management fees	4,757	6,338	(1,581)	(25)	13,622	19,037	(5,415)	(28)
Net gains (losses) on sales of other loans	2,385	(25,700)	28,085	n/m	5,776	(22,867)	28,643	n/m
Lending and loan servicing fees	4,235	3,512	723	21	12,090	11,050	1,040	9
Securities gains, net	49	—	49	n/m	341	—	341	n/m
Other noninterest income:
Customer derivative fees	1,454	1,139	315	28	3,611	1,577	2,034	n/m
Other investment income	2,233	1,182	1,051	n/m	2,304	4,130	(1,826)	n/m
BOLI	3,557	2,571	986	38	7,692	7,375	317	4
Treasury management income	2,197	1,755	442	25	6,155	4,943	1,212	25
Other	3,854	3,286	568	17	12,345	10,787	1,558	14
Total other noninterest income	13,295	9,933	3,362	34	32,107	28,812	3,295	11
Total noninterest income	$43,219	$8,091	$35,128	n/m	$113,583	$84,234	$29,349	35

The increase in mortgage loan gains and related fees for the three months ended September 30, 2025 compared to the same period of 2024 was primarily a result of more favorable fair value adjustments to our mortgage servicing asset which provided an increase of $3.00 million compared to 2024. The following table provides an overview of mortgage metrics for the periods presented.

Table 5 - Mortgage Loan Metrics
(dollars in thousands)
	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Mortgage rate locks	$377,494	$306,281	23%	$1,066,455	$860,793	24%

Mortgage loans sold	$174,859	$171,692	2	$491,020	$442,282	11

Mortgage loans originated:
Purchases	$241,159	$212,470	14	$656,026	$551,755	19
Refinances	41,497	26,186	58	98,892	72,737	36
Total	$282,656	$238,656	18	$754,918	$624,492	21

The decrease in wealth management fees reflects the decrease in assets under management and advisement as a result of the FinTrust sale in the fourth quarter of 2024. Assets under management and advisement totaled $3.46 billion and $5.59 billion at September 30, 2025 and 2024, respectively.

The change in gains on sales of other loans for the three and nine months ended September 30, 2025 was primarily driven by the periods of 2024 including a $27.2 million loss on the sale of substantially all of our manufactured housing portfolio.

Customer derivative fees for the three and nine months ended September 30, 2025 were up due to stronger loan growth and increased product demand, attributable to the lower interest rate environment compared to the same periods of 2024.

During the third quarter of 2025, other investment income increased, due to stronger investment performance, particularly our limited partnership and mutual fund investments, compared to the same period of 2024. The decrease for the nine months ended September 30, 2025 was driven by weaker market conditions during the first six months of 2025, particularly related to our mutual fund and other equity investments. Our other investment portfolio includes mutual funds, equity securities, fintech and other limited partnership investments. Gains and losses from these investments are generally unrealized.

The increase in BOLI earnings during the third quarter of 2025 was driven by higher death benefits received during the period compared to the third quarter of 2024.

The increase in other noninterest income was largely driven by a positive change in collateral charges related to derivative positions.

Provision for Credit Losses

We recorded provisions for credit losses of $7.91 million and $35.1 million for the three and nine months ended September 30, 2025, compared to $14.4 million and $39.6 million for the same periods of 2024. The provision expense for the three and nine months ended September 30, 2025 reflected the partial release of the 2024 Hurricane Helene reserve of $2.54 million and $7.92 million, respectively. In addition, provision expense for the nine months ended September 30, 2025 included $2.49 million for ANB’s non-PCD loans and unfunded commitments. The three and nine months ended September 30, 2024 included $9.89 million of provision expense related to the establishment of the Hurricane Helene reserve.

Additional discussion on credit quality and the ACL is included in the “Asset Quality and Risk Elements” section of MD&A in this Report.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated.

Table 6 - Noninterest Expense
(dollars in thousands)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2025	2024	Amount	Percent	2025	2024	Amount	Percent
Salaries and employee benefits	$90,667	$83,533	$7,134	9%	$261,931	$254,336	$7,595	3%
Communications and equipment	13,937	12,626	1,311	10	40,968	36,534	4,434	12
Occupancy	11,502	11,311	191	2	33,366	33,466	(100)	—
Advertising and public relations	2,053	2,041	12	1	6,815	6,401	414	6
Postage, printing and supplies	2,735	2,477	258	10	7,791	7,376	415	6
Professional fees	6,282	6,432	(150)	(2)	17,822	18,464	(642)	(3)
Lending and loan servicing expense	2,428	2,227	201	9	6,745	6,068	677	11
Outside services - electronic banking	3,543	4,433	(890)	(20)	9,876	10,163	(287)	(3)
FDIC assessments and other regulatory charges	4,846	5,003	(157)	(3)	14,233	17,036	(2,803)	(16)
Amortization of intangibles	3,313	3,528	(215)	(6)	9,891	11,209	(1,318)	(12)
Merger-related and other charges	3,468	2,176	1,292	n/m	9,598	6,420	3,178	n/m
Other	6,094	7,278	(1,184)	(16)	20,850	27,638	(6,788)	(25)
Total noninterest expense	$150,868	$143,065	$7,803	5	$439,886	$435,111	$4,775	1

The increase in salaries and employee benefits for the third quarter and first nine months of 2025 compared to the same periods of 2024 was mostly driven by annual merit increases that went into effect on April 1, 2025, higher performance-related incentive compensation and the addition of ANB employees on May 1, 2025.

Communications and equipment expense for the third quarter and first nine months of 2025 compared to the same periods of 2024 increased primarily due to new software contracts and incremental software contract costs on existing contracts, including volume based increases.

FDIC assessments and other regulatory charges decreased for the first nine months of 2025 as the comparative period of 2024 included $1.74 million of FDIC special assessment accrued expense.

The decrease in amortization of intangibles was primarily driven by the natural decline in amortization expense of our core deposit intangibles over time. This decrease was partially offset by ANB core deposit intangible amortization expense starting in May 2025.

The increase in merger-related and other charges for the third quarter and first nine months of 2025 was primarily driven by ANB merger-related costs.

Other noninterest expense for the nine months ended 2025 decreased compared to the same period of last year as 2024 included a goodwill write-down of $5.10 million related to the sale of FinTrust. In addition, for the three and nine months ended September 30, 2025, fraud losses declined compared to the same periods of 2024.

Income Tax Expense

The following table presents income tax expense and the effective tax rate for the periods indicated.

Table 7 - Income Tax Expense
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income before income taxes	$118,073	$59,784	$309,734	$226,596
Income tax expense	26,579	12,437	68,094	50,003
Effective tax rate	22.5%	20.8%	22.0%	22.1%

Balance Sheet Review

Total assets at September 30, 2025 and December 31, 2024 were $28.1 billion and $27.7 billion, respectively. Total liabilities at September 30, 2025 and December 31, 2024 were $24.5 billion and $24.3 billion, respectively. Shareholders’ equity totaled $3.60 billion and $3.43 billion at September 30, 2025 and December 31, 2024, respectively.

Loans

Our loan portfolio is our largest category of interest-earning assets. The following table presents the loan portfolio and the allocation of the ACL by loan type for the periods indicated.

Table 8 - Loan Portfolio Composition and ACL Allocation
(dollars in thousands)

	September 30, 2025				December 31, 2024
	Loans	% of portfolio	ACL	ACL to Loans	Loans	% of portfolio	ACL	ACL to Loans
Owner occupied CRE	$3,678,286	19%	$20,659	0.56%	$3,398,217	19%	$19,873	0.58%
Income producing CRE	4,534,407	24	46,211	1.02	4,360,920	24	41,427	0.95
Commercial & industrial	2,592,971	14	44,481	1.72	2,428,376	13	35,441	1.46
Commercial construction	1,733,473	9	13,841	0.80	1,655,710	9	16,370	0.99
Equipment financing	1,807,907	9	45,104	2.49	1,662,501	9	47,415	2.85
Total commercial	14,347,044	75	170,296	1.19	13,505,724	74	160,526	1.19
Residential mortgage	3,197,857	17	31,273	0.98	3,231,479	18	32,259	1.00
Home equity	1,252,087	6	11,356	0.91	1,064,874	6	11,247	1.06
Residential construction	178,468	1	1,767	0.99	178,405	1	1,672	0.94
Manufactured housing (2)	—	—	—	—	1,723	—	450	26.12
Consumer	191,509	1	1,099	0.57	186,448	1	844	0.45
Total (1)	$19,166,965		$215,791	1.13	$18,168,653		$206,998	1.14
(1) Loans presented exclude fair value hedge basis adjustments.
(2) In 2025, manufactured housing loans were included in consumer loans.
The following table provides industry concentrations of our non-owner occupied CRE loans, which include the income producing CRE portfolio and non-owner occupied commercial construction loans as of the dates indicated.

Table 9 - Industry Concentrations of Non-Owner Occupied CRE Loans
(dollars in thousands)

	September 30, 2025		December 31, 2024
	Total	% of loans in category	Total	% of loans in category
Retail	$1,380,779	23%	$1,221,168	21%
Office	897,582	15	836,419	15
Multifamily	895,952	15	973,065	17
Warehouse and industrial	636,075	11	584,659	10
Hotel	516,336	9	485,093	9
Builder finance	374,514	6	329,349	6
Rental 1-4 family	326,078	5	325,189	6
Self storage	287,780	5	257,770	5
Other	241,409	4	250,261	4
Senior care	239,578	4	311,112	5
Land	168,932	3	140,527	2
Total	$5,965,015	100%	$5,714,612	100%

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

The ACL for loans at September 30, 2025 totaled $216 million compared to $207 million at December 31, 2024 and the ACL for loans as a percentage of total loans decreased slightly to 1.13% from 1.14%. The increase in the ACL was primarily attributable to loan growth and the initial allowance established for ANB, partially offset by a reduction in the Hurricane Helene related allowance based on our latest assessment of potential storm related-loan losses. The initial ACL for ANB loans totaled $3.65 million, $1.25 million of which was reclassified from the fair value of PCD loans with no impact to earnings. The Hurricane Helene related reserve totaled $1.88 million and $9.80 million at September 30, 2025 and December 31, 2024, respectively. Our ACL for unfunded commitments, which totaled $12.5 million, increased $2.09 million compared to December 31, 2024 mostly due to an increase in our construction commitments.
The following table provides a summary of net charge-offs to average loans for the periods indicated.

Table 10 - Net Charge-offs to Average Loans
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net charge-offs (recoveries)
Owner occupied CRE	$2,497	$(184)	$3,093	$181
Income producing CRE	(106)	1,409	1,545	4,582
Commercial & industrial	(1,132)	4,577	2,342	9,764
Commercial construction	491	36	442	8
Equipment financing	5,487	5,268	15,492	17,132
Residential mortgage	(259)	32	53	(91)
Home equity	19	36	(115)	(45)
Residential construction	12	111	222	256
Manufactured housing	—	11,556	—	14,275
Consumer	667	810	2,434	2,111
Total net charge-offs	$7,676	$23,651	$25,508	$48,173

Average loans
Owner occupied CRE	$3,596,119	$3,305,391	$3,465,214	$3,290,993
Income producing CRE	4,558,960	4,152,421	4,518,396	4,163,423
Commercial & industrial	2,547,228	2,302,556	2,502,676	2,348,293
Commercial construction	1,759,235	1,896,616	1,712,303	1,918,449
Equipment financing	1,771,095	1,590,140	1,716,466	1,561,859
Residential mortgage	3,203,555	3,260,024	3,218,995	3,236,507
Home equity	1,206,131	998,335	1,135,693	977,571
Residential construction	178,286	199,850	176,550	237,167
Manufactured housing	—	161,246	—	271,492
Consumer	190,054	185,162	186,091	182,036
Total average loans	$19,010,663	$18,051,741	$18,632,384	$18,187,790

Net charge-offs to average loans (1)
Owner occupied CRE	0.28%	(0.02)%	0.12%	0.01%
Income producing CRE	(0.01)	0.13	0.05	0.15
Commercial & industrial	(0.18)	0.79	0.13	0.56
Commercial construction	0.11	0.01	0.03	—
Equipment financing	1.23	1.32	1.21	1.47
Residential mortgage	(0.03)	—	—	—
Home equity	0.01	0.01	(0.01)	(0.01)
Residential construction	0.03	0.22	0.17	0.14
Manufactured housing	—	28.51	—	7.02
Consumer	1.39	1.74	1.75	1.55
Total	0.16	0.52	0.18	0.35
(1) Annualized.

We completed the sale of substantially all of our manufactured housing loan portfolio in the third quarter of 2024. In connection with the sale, we recorded an $11.0 million charge-off in the third quarter and first nine months of 2024. For the third quarter and first nine months of 2025, the average balance and net charge-offs related to the remaining manufactured housing loans are reflected in consumer loans.

Nonperforming Assets

The table below summarizes NPAs for the periods indicated. NPAs include nonaccrual loans, OREO and repossessed assets. Notably, we had two payoffs of senior care loans (included in income producing CRE) totaling $14.6 million.

Table 11 - NPAs
(dollars in thousands)

	September 30, 2025	December 31, 2024	$ Change

Nonaccrual loans:
Owner occupied CRE	$10,275	$11,674	$(1,399)
Income producing CRE	10,884	25,357	(14,473)
Commercial & industrial	25,754	29,339	(3,585)
Commercial construction	3,198	7,400	(4,202)
Equipment financing	9,716	8,925	791
Total commercial	59,827	82,695	(22,868)
Residential mortgage	28,978	24,615	4,363
Home equity	5,234	4,630	604
Residential construction	1,241	57	1,184
Manufactured housing (1)	—	1,444	(1,444)
Consumer	1,163	138	1,025
Total	96,443	113,579	(17,136)
OREO and repossessed assets	1,473	2,056	(583)
Total NPAs	$97,916	$115,635	$(17,719)

Nonaccrual loans as a percentage of total loans	0.50%	0.62%
NPAs as a percentage of total assets	0.35	0.42

ACL - loans to nonaccrual loans coverage ratio	2.24	1.82
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

Table 12 - Investment Securities
(dollars in thousands)

	September 30, 2025		December 31, 2024
	Carrying Value	% of portfolio	Carrying Value	% of portfolio	$ Change
AFS	$3,889,263	63%	$4,436,291	65%	$(547,028)
HTM	2,274,099	37	2,368,107	35	(94,008)
Total investment securities	$6,163,362		$6,804,398		$(641,036)

Investment securities as a % of total assets	22%		25%
Weighted average life	5.4 years		5.7 years
Swap adjusted effective duration	3.6%		3.5%
Effective duration	4.0		3.9
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
At September 30, 2025, HTM debt securities had a fair value of $1.94 billion, indicating net unrealized losses of $337 million (pre-tax). Additional unrealized losses on HTM debt securities of $53.5 million (pre-tax) were included in AOCI as a result of the transfer of AFS debt securities to HTM in 2022. Unrealized losses were primarily attributable to changes in interest rates.
See Note 4 to the consolidated financial statements for additional detail.

Goodwill and Other Intangible Assets

As of September 30, 2025 and December 31, 2024, goodwill and other intangibles totaled $971 million and $957 million, respectively. In connection with the acquisition of ANB in the second quarter of 2025, we recorded goodwill and a core deposit intangible of $18.0 million and $6.29 million, respectively. See Notes 3 and 7 to the financial statements for further information.

Deposits

Customer deposits are the primary source of funds for the continued growth of our earning assets. We believe our high level of service, as evidenced by our strong customer satisfaction scores, is instrumental in attracting and retaining customer deposit accounts, which has continued to contribute to our organic deposit growth. Since December 31, 2024, customer deposits increased $572 million, which includes deposits of $374 million acquired in the ANB transaction as of the acquisition date. As of September 30, 2025, we had approximately $9.85 billion of uninsured deposits, of which $2.73 billion was collateralized by investment securities.

Table 13 - Deposits
(dollars in thousands)

	September 30, 2025		December 31, 2024
	Balance	% of Total	Balance	% of Total
Noninterest-bearing demand	$6,444,067	27%	$6,211,182	26%
NOW and interest-bearing demand	5,860,653	24	6,141,342	26
Money market and savings	7,886,624	33	7,498,735	32
Time	3,673,718	15	3,441,424	15
Total customer deposits	23,865,062	99	23,292,683	99
Brokered deposits	155,556	1	168,292	1
Total deposits	$24,020,618		$23,460,975

Borrowing Activities

At September 30, 2025 and December 31, 2024, we had long-term debt outstanding of $155 million and $254 million, respectively, which includes senior debentures, subordinated debentures, and trust preferred securities. During the second quarter of 2025, we redeemed our $100 million 2030 senior debentures. On September 30, 2025, holders of our $35.0 million senior debt were notified that the debt would be redeemed on November 14, 2025. At September 30, 2025 there were no short-term borrowings outstanding. At December 31, 2024, there were $195 million in short-term borrowings outstanding. The need to utilize wholesale funding sources has decreased because our liquidity needs have been met by our deposit and cash balances.

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

Table 14 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	September 30, 2025		December 31, 2024
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	3.32%	1.61%	2.01%	0.92%
100 basis point increase	1.83	1.15	1.19	0.66
100 basis point decrease	(3.02)	(2.00)	(2.27)	(1.46)
200 basis point decrease	(7.24)	(3.17)	(6.00)	(2.38)

The change in results from December 31, 2024 to September 30, 2025 reflects more floating interest rate loans and a slight shortening of asset duration to address rising interest rate risk concerns. In addition, the balance sheet became slightly more asset sensitive at September 30, 2025 due to higher cash balances on hand at quarter-end.

Liquidity Management
The Bank’s main source of liquidity is customer interest-bearing and noninterest-bearing deposit accounts. Liquidity is also available from wholesale funding sources consisting primarily of repurchase agreements, Federal funds purchased, FHLB advances, and brokered deposits. These sources of liquidity are generally short-term in nature and are used as necessary to fund asset growth and meet other short-term liquidity needs. As part of our liquidity management, we focus on maximizing the amount of securities and loans available as collateral for contingent liquidity sources and calibrating our assumptions in our liquidity stress test on an ongoing basis, particularly as it relates to deposit duration. At September 30, 2025 and December 31, 2024, we had sufficient liquid funds and qualifying collateral to support additional borrowings, which are detailed in the table below.

Table 15 - Liquid Funds and Unused Borrowing Capacity
(in thousands)
	September 30, 2025	December 31, 2024
Available liquid funds:
Cash and cash equivalents	$613,431	$519,873

Availability of borrowings (1):
FHLB	1,951,358	1,917,905
Federal Reserve - Discount Window	2,425,183	2,267,139

Unpledged securities available as collateral for additional borrowings	3,661,185	3,603,885
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
In the opinion of management, our liquidity position at September 30, 2025 was sufficient to meet our expected cash flow requirements for the foreseeable future. See the consolidated statement of cash flows for further detail.

Capital Resources and Dividends

Shareholders’ equity at September 30, 2025 was $3.60 billion, an increase of $165 million from December 31, 2024 primarily due to year-to-date earnings, other comprehensive income and the issuance of stock for the ANB acquisition, partially offset by the redemption of our preferred stock and dividends declared on common and preferred stock.

The following table shows capital ratios, as calculated under applicable regulatory guidelines, at September 30, 2025 and December 31, 2024. As of September 30, 2025, capital levels remained characterized as “well-capitalized” under regulatory requirements in effect at the time. Additional information related to capital ratios is provided in Note 11 to the consolidated financial statements.

Table 16 - Capital Ratios

				United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum	Well- Capitalized	Minimum Capital Plus Capital Conservation Buffer	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Risk-based ratios:
CET1 capital	4.5%	6.5%	7.0%	13.44%	13.27%	12.48%	13.05%
Tier 1 capital	6.0	8.0	8.5	13.44	13.72	12.48	13.05
Total capital	8.0	10.0	10.5	14.79	15.17	13.53	14.08
Leverage ratio	4.0	5.0	N/A	10.26	9.96	9.52	9.46

The following table shows capital composition as of September 30, 2025 and December 31, 2024.

Table 17 - Capital Composition under Basel III
(in thousands)

	United Community Banks, Inc. (Consolidated)		United Community Bank
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Total common shareholders' equity	$3,596,851	$3,343,861	$3,381,511	$3,282,263
CECL transitional amount	—	3,334	—	3,334
Goodwill	(925,119)	(907,090)	(925,119)	(907,090)
Intangibles, other than goodwill and mortgage servicing rights, net of associated DTLs	(39,474)	(42,334)	(39,474)	(42,334)
DTAs arising from net operating loss and tax credit carryforwards	(4,441)	(2,554)	(3,248)	(1,988)
Net unrealized losses on AFS securities	129,697	177,645	128,961	176,777
Accumulated net gains on cash flow hedges	(6,276)	(9,705)	—	—
Net unrealized losses on HTM securities that are included in AOCI	40,612	45,129	40,612	45,129
Other	(111)	(150)	(111)	(150)
CET1 capital	2,791,739	2,608,136	2,583,132	2,555,941
Preferred stock, net of issuance cost	—	88,266	—	—
Tier 1 capital	2,791,739	2,696,402	2,583,132	2,555,941
Tier 2 capital instruments	65,000	85,000	—	—
Qualifying ACL	216,436	200,871	216,436	200,870
Total capital	$3,073,175	$2,982,273	$2,799,568	$2,756,811

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk as of September 30, 2025 from that presented in our 2024 10-K. Our interest rate sensitivity position at September 30, 2025 is set forth in Table 14 in MD&A of this Report and incorporated herein by this reference.

Item 4.    Controls and Procedures

    (a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of September 30, 2025. Based on that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

    (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 5. Other Information

During the quarter ended September 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

101
Interactive data files for United Community Bank, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements of Changes in Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from United Community Bank’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (formatted in Inline XBRL and included in Exhibit 101)

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

Date: November 7, 2025