Form 10-K
period 2025-12-31
UNITED COMMUNITY BANKS INC
filed 2026-02-17
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the closing price ($29.79 per share) of such common equity, as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,601,588,221.
As of January 31, 2026, there were 119,613,176 shares of United Community Banks, Inc.’s common stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders to be held on May 13, 2026 (the “2026 Proxy Statement”) are incorporated herein into Part III by reference.

Glossary of Defined Terms

The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
ACL	Allowance for credit losses
AFS	Available-for-sale
ALCO	Asset/Liability Management Committee
ANB	ANB Holdings, Inc. and its wholly owned subsidiary, American National Bank
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting standards update
BHC Act	Bank Holding Company Act of 1956, as amended
Bank	United Community Bank
Board	United Community Banks, Inc., Board of Directors
BOLI	Bank-owned life insurance
CECL	Current expected credit losses
CET1	Common equity tier 1
CFPB	Consumer Financial Protection Bureau
CME	Chicago Mercantile Exchange
CODM	Chief operating decision maker
Company	United Community Banks, Inc. (interchangeable with "United" below)
CRA	Community Reinvestment Act
CRE	Commercial real estate
CVA	Credit valuation adjustment
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DTA	Deferred tax asset
DTL	Deferred tax liability
Fannie Mae	Federal National Mortgage Association
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
FDM	Financial difficulty modification
Federal Reserve	Federal Reserve Bank
FHLB	Federal Home Loan Bank
FinCEN	Financial Crimes Enforcement Network
FinTrust	Collectively, FinTrust Brokerage Services, LLC and FinTrust Capital Advisors, LLC
First Miami	First Miami Bancorp, Inc. and its wholly-owned subsidiary, First National Bank of South Miami
Freddie Mac	Federal Home Loan Mortgage Corporation
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
GLB Act	Gramm-Leach-Bliley Act
GSE	U.S. government-sponsored enterprise
Holding Company	United Community Banks, Inc. on an unconsolidated basis
HTM	Held-to-maturity
LIHTC	Low-income housing tax credits

MBS	Mortgage-backed securities
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Modified Retirement Plan	United's unfunded noncontributory defined benefit pension plan
Navitas	Navitas Credit Corp.
NOW	Negotiable order of withdrawal
NPA	Nonperforming asset
NYSE	New York Stock Exchange
OCI	Other comprehensive income
OREO	Other real estate owned
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCD	Purchased credit deteriorated loans
Progress	Progress Financial Corporation and its wholly-owned subsidiary, Progress Bank & Trust
PSU	Performance-based restricted stock unit awards with market conditions
Report	Annual Report on Form 10-K
ROU asset	Right-of-use asset
RWA	Risk-weighted assets
SBA	United States Small Business Administration
SCBFI	South Carolina Board of Financial Institutions
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Term SOFR	Forward-looking term rate based on SOFR
U.S. Treasury	United States Department of the Treasury
UCBI	United Community Banks, Inc. and its direct and indirect subsidiaries
UCMS	United Community Mortgage Services
UCPS	United Community Payment Systems, LLC
United	United Community Banks, Inc. and its direct and indirect subsidiaries
USDA	United States Department of Agriculture
VIE	Variable interest entity

Cautionary Note Regarding Forward-Looking Statements
This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, information appearing under “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements. Forward-looking statements are neither statements of historical fact nor are they assurances of future performance and generally can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “could”, “should”, “projects”, “plans”, “goal”, “targets”, “potential”, “estimates”, “pro forma”, “seeks”, “intends”, or “anticipates”, or similar expressions. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions or events, and statements about our future performance, operations, products and services, and should be viewed with caution.
Because forward-looking statements relate to the future, they are subject to known and unknown risks, uncertainties, assumptions and changes in circumstances, many of which are beyond our control, and that are difficult to predict as to timing, extent, likelihood and degree of occurrence, and that could cause actual results to differ materially from the results implied or anticipated by the statements. Except as required by law, we do not intend to and, hereby disclaim, any obligation to update or revise any forward-looking statement contained in this Report, which speaks only as of the date of its filing with the SEC, whether as a result of new information, future events, or otherwise. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements, in addition to those described in detail under Item 1A of this Report - “Risk Factors” - include, but are not limited to the following:
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
•potential fluctuations or unanticipated changes in the interest rate environment, including interest rate changes made by the Federal Reserve, replacement or reform of interest rate benchmarks, as well as cash flow reassessments may reduce net interest margin and/or the volumes and values of loans made or held as well as the value of other financial assets;
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
•the risk that we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services market, including those accelerated by the use of artificial intelligence and machine learning;
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
•the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as inflation or recession, terrorist activities, wars and other foreign conflicts, climate change and weather related events, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and tariffs including threats thereof, either imposed by the United States or other trading partners in retaliation to United States tariffs; and
•other risks and uncertainties disclosed in documents filed or furnished by us with or to the SEC, any of which could cause actual results to differ materially from future results expressed, implied or otherwise anticipated by such forward-looking statements.

We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and readers should not place undue reliance on forward-looking statements.

PART I
Unless the context otherwise requires, the terms “we,” “our,” or “us” refer to United Community Banks, Inc. and its direct and indirect subsidiaries, including United Community Bank.

ITEM 1. BUSINESS

Overview

United Community Banks, Inc., headquartered in Greenville, South Carolina, is a bank holding company under the BHC Act and a financial holding company under the GLB Act. We provide diversified financial services primarily through our principal subsidiary, United Community Bank, a South Carolina state-chartered bank. We have grown through a combination of strategic acquisitions and organic growth throughout Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama as well as nationally through our SBA/USDA lending and equipment finance businesses. As of December 31, 2025, we had consolidated total assets of $28.0 billion.

As a financial holding company, we coordinate the financial resources of the consolidated enterprise and maintain systems of financial, operational, and administrative control intended to coordinate selected policies and activities, including as described in Item 9A of Part II.

Recent Developments

•On September 15, 2025, as part of our ongoing capital management strategy, we redeemed all outstanding shares of our Series I preferred stock, which had a carrying value of $88.3 million.
•During 2025, we redeemed two series of our senior debentures totaling $135 million and comprising all of our outstanding senior debt.
•On May 1, 2025, we completed the acquisition of ANB, headquartered in Oakland Park, Florida where it operated one banking location in the Fort Lauderdale metropolitan area. In the acquisition, we acquired $301 million in loans and $374 million in deposits. Our operating results for the year ended December 31, 2025 include ANB’s operating results for the period subsequent to the acquisition date.

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

In 2025, we became an 11-time winner of J.D. Power’s award for the best customer satisfaction among consumer banks in the Southeast region and were recognized as the most trusted bank in the Southeast. Also in 2025, we earned five Greenwich Best Brand Awards, including national honors for middle market satisfaction. Forbes has also consistently listed us as one of the World’s Best Banks and one of America’s Best Banks.

Lending Activities

We offer a full range of lending services to individuals, small and mid-sized businesses and non-profit organizations. We also originate loans partially guaranteed by the SBA and, to a lesser extent, by the USDA loan programs. Our consolidated loans at December 31, 2025 were $19.4 billion, or 69% of total consolidated assets. The interest rates that we charge on loans vary with the degree of risk, maturity and amount of the loan and are further subject to competitive pressures, deposit costs, availability of funds and government regulations.

The most significant categories of our loans are those to finance owner occupied CRE, commercial income producing property, commercial and industrial equipment and operating loans, and consumer loans secured by personal residences. A majority of our loans are made on a secured basis.

The preponderance of our loans are to customers located in the immediate market areas of our banking locations in Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama, including customers who have seasonal residences in our market areas. We originate a significant portion of our SBA/USDA and equipment finance loans on a national basis, to customers outside of our immediate market areas.

Our full-service retail mortgage lending division, UCMS, is approved as a seller/servicer for Fannie Mae and Freddie Mac and provides fixed and adjustable-rate home mortgages. During 2025, the Bank originated $1.02 billion in residential mortgage loans for the purchase of homes and to refinance existing mortgage debt. Approximately 65% of these mortgages were sold into the secondary market without recourse to us, other than for breaches of warranties. We have retained the servicing on most of our mortgage loans sold.
For additional information regarding our lending activity, see the section captioned “Credit Risk Management” in Part II, Item 7. MD&A of this Report.
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

Investments

We use our investment portfolio to provide for the investment of excess funds at acceptable risk levels while providing liquidity to fund loan demand or to offset fluctuations in deposits. Our portfolio consists primarily of residential and commercial mortgage-backed securities, asset-backed securities, U.S. Treasury, U.S. agency and municipal obligations. Our AFS securities are recorded at fair value on our balance sheet. Changes in fair value on AFS securities are generally recorded in shareholders’ equity and are not recognized in our income statement. Our securities classified as HTM are recorded at amortized cost.

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

Within our United Community Private Wealth division, United Community Advisors sell non-deposit investment products and insurance products, including life insurance, long-term care insurance and tax-deferred annuities, to our customers. We have an affiliation with a third-party broker/dealer, LPL Financial, to facilitate this line of business.

Reinsurance and Merchant Services

Through NLFC Reinsurance Corp., we provide reinsurance on property insurance contracts covering equipment financed by the Bank’s equipment financing business.

We provide payment processing services for our commercial and small business customers through UCPS, which is a joint venture between the Bank and Clover, a merchant services provider and subsidiary of Fiserv, Inc.

Other General Information

Subsidiaries

Our consolidated operating subsidiaries at December 31, 2025 are listed in Exhibit 21 to this Report. Our principal subsidiary is the Bank, which is supervised and regulated as described in Supervision and Regulation in this Item below. United Community Insurance, Inc., which is licensed as an insurance agency as required in states in which it conducts business, is another of our consolidated subsidiaries.

Strategic Transactions - Acquisitions and Expansion

An element of our business strategy is to consider opportunities to expand into or enhance our presence in attractive markets in which we believe our operating model will be successful. We have entered new markets and expanded our product offerings both by establishing new branches and service locations and also by selective acquisitions of existing market participants. We have developed a number of commercial lending businesses organically, which provide local CRE, middle market, renewable energy, builder finance and asset-based lending services. We generally seek acquisition partners that share a similar culture and commitment to customer service. Acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution to our book value may occur with any future transactions. Our goal is to achieve an attractive return on investment, as well as maintain a reasonable earn-back period of any tangible book value dilution, using realistic growth and expense reduction assumptions. Our ability to engage in any potential acquisition is also subject to review by and approval of various bank regulatory authorities.

Client Concentration

Neither we nor any of our significant subsidiaries is dependent upon a single client or very few clients.

Calendar-Year Seasonality

Seasonality does not affect us in any material way; however, we do experience seasonal variation in certain areas of our business that affects revenues, expenses, balance sheet accounts and credit trends. Our commercial lending businesses (including SBA and equipment finance) tend to be seasonally weaker in the first quarter and seasonally stronger in the fourth quarter. Our mortgage business tends to be seasonally strong in the second and third quarters correlating with home buying trends. In addition, our government deposit balances tend to be strongest in the third and fourth quarters correlating with their tax receipts.

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

Further information on these topics is presented: within Item 1A, Risk Factors under the headings: Risks From Changes in Economic Conditions and Monetary Policy, Liquidity and Funding Risks, and Interest Rate and Yield Curve Risks.

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

Human Resources Management
Workforce Overview

As of December 31, 2025, we employed 3,070 full-time equivalent employees compared to 2,979 as of December 31, 2024. None of our employees are covered by union representation, collective bargaining agreements or similar arrangements. During 2025, we did not experience any labor disputes or work stoppages related to organized labor activities.

Our team is unified by our guiding principle, “The Golden Rule of Banking” – treating colleagues and customers as we ourselves wish to be treated. We believe that building and maintaining customer trust and delivering outstanding service are rooted in our company culture, which thrives on the dedication and engagement of our employees. Engaged employees consistently go above and beyond for our customers. We embrace a community banking approach, empowering employees to make decisions locally, while providing them with comprehensive products, services, and centralized support typically found at larger institutions. Our commitment is to attract, reward and retain talented individuals who share our customer-centric values, foster opportunities for professional growth and advancement and ensure our organization remains an exceptional place to work.

Oversight and Management

Our Board, through its Talent and Compensation Committee, oversees our human capital strategy, including compensation philosophy, short and long-term incentive programs and succession planning. Our Human Resources, Legal and Compliance functions are responsible for developing and implementing labor and human capital policies, identifying potential risks, and executing risk mitigation strategies under Board oversight. At the management level, our Employee Retirement Plan Committee administers our 401(k) retirement program, while our Incentive Compensation Committee oversees non-executive incentive compensation plans and evaluates associated risks.

Compensation and Benefits

We offer competitive compensation and benefits designed to attract, retain, motivate and reward employees for aligning our products with our customers’ needs within our established risk parameters. Our benefits portfolio includes comprehensive group health plans - medical, prescription drug, dental and vision coverage - as well as disability and life insurance. Employees have access to health care savings accounts, enabling them to set aside pre-tax dollars for medical and dependent care expenses. Eligibility to participate in our 401(k) Retirement Plan begins the first of the month following employment with a company match up to 5% of pay available after 90 days of service.

Talent Development

We invest in talent development, through programs such as our Manager Development Program, which provides ongoing education led by our internal experts and subject matter specialists. Continuous learning is a core expectation, ensuring employees remain current with industry knowledge, skills and systems.

To support and develop emerging leaders, we offer our Leadership Academy and Advanced Leadership programs, which are multi-month programs for select employees who demonstrate next-generation leadership potential. Participants engage in strategic projects, leadership and business development sessions and receive mentorship from executive and senior leaders. This initiative is designed to deepen participants’ understanding of our culture, expand their skills and provide opportunities to contribute strategically to our organization.

Through memberships with the American Bankers Association, the Risk Management Association, the Mid-Size Bank Coalition of America, and state banking associations, our employees benefit from access to resources, online training, conferences, and professional discussion groups. We encourage participation in these opportunities for skill enhancement, leadership development and industry engagement. Many employees actively contribute to these organizations through leadership roles, forums, task forces and working groups.

Culture and Belonging

We are committed to cultivating an open, supportive workplace where employees can grow professionally and realize their full potential. We foster a culture that encourages employees to share ideas and express opinions, promoting continuous improvement for our organization and our customers. We strive to maintain an environment where all employees feel welcomed and supported, believing that embracing varying perspectives leads to innovative solutions for our clients in an evolving marketplace.

Our “Power of U” advisory group facilitates two-way communication across the organization, enhancing belonging, recognition and engagement. This group provides alternative channels for employees at all levels to share ideas, suggestions and concerns directly with senior leadership.

Employee Engagement

We are honored to have been named one of American Banker’s “Best Banks to Work For” in 2025, an accolade we have received for nine consecutive years.

This recognition reflects our belief that an engaged workforce is fundamental to our continued success, and we attribute our standing to our commitment to listening and responding to employee feedback. We regularly conduct employee engagement surveys, administered by a third party, to gather feedback from our workforce across our organization. These surveys solicit input on topics such as company strategy, customer focus, operations, roles and responsibilities, competitiveness of compensation and benefits, work environment and overall engagement. The survey combines quantitative ratings with open-ended feedback.

Survey results are reviewed by executive management and the Board, who analyze feedback to identify areas of strength and opportunities for improvement. Action plans are developed in collaboration with cross-functional teams to address key findings. We communicate the survey outcomes and planned changes to employees, reinforcing our commitment to enhancing the employee experience and maintaining our status as an employer of choice.

Supporting our communities remains a strategic priority. We recognize that employees value working for organizations that give back and we believe in the power of collective action for positive impact. Our “Together for Good Council,” comprised of employees who coordinate volunteer initiatives, charitable giving and our “Good Days” of service, continues to drive our community engagement and involvement.

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

Supervision and Regulation

Scope of this Section

This section describes certain material aspects of the regulatory framework applicable to banks and financial holding companies and their subsidiaries and to companies engaged in insurance activities. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by express reference to each of the particular statutory and regulatory provisions, and you should refer to the full text of the statutes, regulations, and corresponding guidance for more information. These statutes and regulations are subject to change, and additional statutes, regulations, and corresponding guidance may be adopted. Additionally, the current federal administration is implementing a regulatory reform agenda that is significantly different than that of the prior administration, which affects the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies. It is premature, however, for us to be able to predict the nature of these reforms or the effects, if any, that these reforms could have on our business. Finally, investors should be aware that the regulatory framework governing banks and the financial services industry is intended primarily to protect depositors and the Deposit Insurance Fund – not to protect our Bank or our security holders.

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

The Bank

Our most significant subsidiary, United Community Bank, is subject to the regulation and supervision of, and to examination by, the SCBFI. In addition to general supervision and examination powers, the SCBFI has the power to approve mergers with the Bank, the Bank’s issuance of preferred stock or capital notes, the establishment of branches, and many other corporate actions. We are not required to obtain the approval of the SCBFI prior to acquiring the capital stock of a national bank, but we must notify them at least 15 days prior to doing so. We must receive the SCBFI’s approval prior to engaging in the acquisition of a South Carolina state-chartered bank or another South Carolina bank holding company.

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

Payment of Dividends

The Holding Company, incorporated in Georgia, is a legal entity separate and distinct from the Bank and other subsidiaries. The Holding Company’s principal source of cash flow, including cash flow to pay dividends on our common stock or to pay principal and interest on debt securities, is dividends paid to it by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends and other distributions by the Bank, as well as by the Holding Company to its shareholders.

During 2025, 2024, and 2023, the Bank paid dividends to the Holding Company of $356 million, $153 million and $198 million, respectively. The Holding Company declared quarterly cash dividends on its common stock in 2025, 2024, and 2023 totaling $0.98, $0.94 and $0.92 per share, respectively.

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

The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve’s view that a bank holding company generally should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality, and overall financial condition. The Federal Reserve has also indicated that a bank holding company should not maintain a level of cash dividends that places undue pressure on the capital of its bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that undermine the bank holding company’s ability to be a source of strength to its bank subsidiaries. The Holding Company and the Bank must also maintain the CET1 capital conservation buffer of 2.5% to avoid becoming subject to restrictions on capital distributions, including dividends, as described below under Capital Adequacy - Basel III Capital Standards.

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

Other Factors Affecting Dividends

If, in the opinion of the applicable regulatory authority, the Holding Company or the Bank is engaged in or about to engage in an unsafe or unsound practice (which, depending on the financial condition of the Holding Company or the Bank, could include the payment of dividends), such authority may require us or the Bank to cease and desist from that practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s or holding company’s capital base to an inadequate level would be an unsafe and unsound banking practice.

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

In addition, a banking organization must maintain a 2.5% capital conservation buffer on top of its minimum risk-based capital requirements in order to avoid restrictions on capital distributions or discretionary bonus payments to executives. This buffer must consist solely of CET1 capital, but the buffer applies to all three risk-based measurements (CET1 capital, Tier 1 capital and total capital).

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

As of December 31, 2025, the Bank qualified as “well-capitalized” under the regulatory capital requirements discussed above. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. Institutions generally are not allowed to publicly disclose examination results.

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

Under Federal Reserve policy we are expected to be a source of financial strength to, and to commit resources to support, the Bank. This support may be required at times even if, absent such Federal Reserve policy, we neither wish nor do we have the resources to provide it. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of the subsidiary bank. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

CFPB

The CFPB is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the Consumer Financial Privacy provisions of the GLB Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets, including the Bank. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.

The CFPB has issued a number of regulations related to the origination of mortgages, foreclosures, and overdrafts as well as many other consumer issues. Additionally, the CFPB has proposed, or may propose, additional regulations or modifications to existing regulations that directly relate to our business. Although the future authority of the CFPB is not clear under the current administration, if adopted, new CFPB regulations, and changes to CFPB regulations and enforcement priorities, could have a material impact on our compliance costs, compliance risk, and operations of the Bank.

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

In the event of a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, the FDIC may terminate deposit insurance.

Interchange Fee Restrictions

We are subject to regulations that cap interchange fees which the Bank may charge merchants for debit card transactions. These restrictions were required by a statutory provision known as the Durbin Amendment of the Dodd-Frank Act. The Federal Reserve’s final rules implementing the Durbin Amendment capped interchange fees for debit card transactions at $0.21 plus five basis points in order to be eligible for a safe harbor such that the fee is conclusively determined to be reasonable and proportionate. Another related rule also permits an additional $0.01 per transaction “fraud prevention adjustment” to the interchange fee if certain Federal Reserve standards are implemented, including an annual review of fraud prevention policies and procedures. With respect to network exclusivity and merchant routing restrictions, all debit cards must now participate in at least two unaffiliated networks so that the transactions initiated using those debit cards will have at least two independent routing channels.

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

As of December 31, 2025, we are a financial holding company and we have one financial subsidiary other than the Bank, as discussed in Subsidiaries in this Item.

Privacy and Data Security

The Federal Reserve, FDIC and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. In addition, various federal regulators, including the Federal Reserve and the SEC, have increased their focus on cyber-security through guidance, examinations and regulations. The Bank has adopted a customer information security program that has been approved by its Board.

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

Like other lenders, the Bank and our other subsidiaries use credit bureau data in their underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act, which regulates the reporting of information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on the Bank and its subsidiaries.

Anti-Money Laundering Initiatives, the USA Patriot Act and the Office of Foreign Asset Control

We are subject to federal laws that are designed to combat terrorist financing, money laundering and transactions with persons, companies or foreign governments sanctioned by the United States. These include the Bank Secrecy Act, the Money Laundering Control Act, the International Emergency Economic Powers Act and the Trading with the Enemy Act, as administered by the United States Treasury Department’s Office of Foreign Assets Control. These regulations obligate depositary institutions to verify the identity of their customers, conduct customer due diligence, report on suspicious activity, file reports of transactions in currency and conduct enhanced due diligence on certain accounts. They also prohibit U.S. persons from engaging in transactions with certain designated restricted countries and persons. Depository institutions are required by their federal regulators to maintain robust policies and procedures in order to ensure compliance with these obligations.

Failure of a financial institution to maintain and implement adequate programs to combat terrorist financing, or to comply with all of the relevant laws or regulations, can lead to significant monetary penalties and could have other serious legal and reputational consequences for the institution. Federal regulators evaluate the effectiveness of an applicant in combating money laundering when determining whether to approve a proposed bank merger, acquisition, restructuring, or other expansionary activity. There have been a number of significant enforcement actions by regulators, as well as state attorneys general and the Department of Justice, against banks and non-bank financial institutions with respect to these laws and some have resulted in substantial penalties, including criminal pleas. Our Board has approved policies and procedures that it believes comply with these laws.

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
Although our strategy is expected to evolve as business conditions change, our current strategy is to continue to invest resources in expanding our banking businesses and operations, including the businesses and operations we plan to integrate through any planned acquisitions, and seek to exploit opportunities for cost and revenue synergies. In the future, we expect to continue to nurture profitable organic growth as well as pursue acquisitions or strategic transactions if appropriate opportunities present themselves. Our failure or inability to successfully implement or adapt our strategy could have a material and adverse effect on our results of operation and financial condition.

Failure to achieve one or more key elements needed for successful business acquisitions (including the integration of those businesses) could adversely affect our business and earnings.
Expanding in our current markets and selecting new growth markets by opening additional branches and service locations or through acquisitions of all or part of other financial institutions involve risks, any one of which could result in a material and adverse effect upon our results of operation or financial condition. These risks include, without limitation, our inability to do one or more of the following:

•identify and expand into suitable markets;
•identify and acquire suitable sites for new branches and service locations;
•identify and execute potential acquisition targets;
•develop accurate estimates and judgments to evaluate asset values and credit, operations, management and market risks with respect to an acquired branch or institution, a new branch office or a new market;
•realize certain assumptions and estimates necessary to preserve the expected financial benefits of the transaction;
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
•combine the franchise values of businesses that we acquire with those of ours without significant loss of employees or customers from re-branding and other similar changes; or

•retain core clients and key employees of any businesses that we acquire.

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
•hire and retain adequate bankers, management personnel and systems to oversee and support such growth;
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

We may face a competitive disadvantage as a result of our relatively smaller size, more limited geographic diversification and inability to spread costs across broader markets. We may also be affected by the marketplace loosening of credit underwriting standards and structures. In addition, larger institutions may have the advantage of being perceived by the public as more secure in times of financial uncertainty as evidenced by the migration of deposits to large banks in response to certain bank failures that occurred in 2023. Although we compete by concentrating marketing efforts in our primary markets with local advertisements, personal contacts and greater flexibility and responsiveness in working with local customers, customer loyalty can be easily influenced by a competitor’s new products and our strategy may or may not continue to be successful. Failures in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability which, in turn, could have a material adverse effect on our business, financial condition and results of operations.

Failure to keep pace with technological changes could adversely affect our business.
The financial services industry has undergone and continues to undergo rapid change as a result of frequent new technological innovations, such as artificial intelligence and machine learning. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. If we are unable to provide enhancements and new features and integrations for our existing platform, develop new products that achieve market acceptance, or innovate quickly enough to keep pace with these rapid technological developments, our business could be harmed.

Our traditional approach to customer service, which is highly effective when executed in a physical branch with in-person interactions, may be less effective as customer habits and preferences evolve.
Physical branch utilization has been in decline throughout the industry for many years. Technology has allowed disruptors to enter traditional banking areas by providing payment and exchange services that compete directly with banks in ways not previously possible. Through digital marketing and service platforms, these disruptors and other banks are making client inroads unrelated to physical presence. This competitive risk is especially pronounced from the largest U.S. banks and online-only banks, due in part to the investments they are able to sustain in their digital platforms. While we provide a large number of services remotely (online and mobile) and technology has helped us reduce costs and improve service, it has also weakened traditional geographic and relationship ties.

The nature of technology-driven disruption to our industry is changing, in some cases seeking to displace traditional financial service providers rather than merely enhance traditional services or their delivery.
Recent technologies that have been integrated into the existing financial and banking systems, such as artificial intelligence, machine learning and continued development of smartphone applications have also been utilized by non-bank competitors, which has siphoned a portion of the revenues from those services away from banks and disrupting traditional methods of delivering those services. Additionally, some innovations and niche providers may tend to replace traditional banks as financial service providers, deposit-keepers and intermediaries rather than merely augmenting those services. For example, companies which claim to offer applications and services based on artificial intelligence are beginning to compete much more directly with traditional financial services companies in areas involving personal advice, including high-margin services such as wealth management. The rapid growth of stablecoins, accelerated by regulatory frameworks like the Genius Act, has raised important questions about their impact on traditional banking. As these digital tokens gain mainstream acceptance, they could fundamentally reshape the structure and functions of banking and influence the established intermediation role of banks. Our success in the competitive environment in which we operate requires consistent investment of capital and human resources in innovation, particularly in light of the current fintech environment, in which the financial services industry is undergoing rapid technological changes and financial institutions are investing significantly in evaluating new technologies, such as artificial intelligence, machine learning, blockchain and other distributed ledger technologies, and developing potentially industry-changing new products, services and industry standards. Our investment is directed at generating new products and services, and adapting existing products and services to the evolving standards and demands of the marketplace. Among other things, investing in innovation helps us maintain a mix of products and services that keeps pace with our competitors and achieve acceptable margins.

OPERATIONAL RISKS
Fraud is a major, and increasing, operational risk for financial institutions.
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

A serious information technology security (cybersecurity) breach can cause significant damage and may be difficult to detect even after it occurs.
Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks as well as through the internet and mobile technologies. Although we take protective measures and endeavor to modify these systems as circumstances warrant, the advances in technology increase the risk of information security breaches. We provide our customers the ability to bank remotely, including over the internet or through their mobile device. The secure transmission of confidential information is a critical element of remote and mobile banking. Any failure, interruption or breach in security of these systems could result in disruptions to our accounting, deposit, loan and other systems, and adversely affect our customer relationships.

There have been increasing efforts on the part of third parties, including through cyberattacks, to breach data security at financial institutions or with respect to financial transactions. There have been several instances involving financial services, credit bureaus and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data, by both private individuals and foreign governments. In addition, because the techniques used to cause such security breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or implement adequate preventative measures. Our network, and the systems of parties with whom we contract, could be vulnerable to unauthorized access, ransomware attacks, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches.

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

Cyberattacks are increasing in number and sophistication and we may be unable to anticipate or prevent such attacks.
Certain new technologies, such as the use of artificial intelligence, present new and significant cybersecurity safety risks that must be analyzed and addressed before implementation. The emergence and maturation of artificial intelligence capabilities has led to new and/or more sophisticated methods of attack, including fraud that relies upon “deep fake” impersonation technology, or other forms of generative automation that have scaled up the effectiveness of cyber threat activity. Among other things, damage can occur due to theft or extortion of funds, fraud or identity theft perpetrated on clients, or adverse publicity associated with a breach and its potential effects. Perpetrators potentially can be associates, clients, and certain vendors, all of whom legitimately have access to some portion of our systems, as well as outsiders with no legitimate access. These risks are heightened through the increasing use of digital and mobile solutions which allow for rapid money movement and increase the difficulty to detect and prevent fraudulent transactions.

We may be adversely affected by disruptions in information technology and telecommunications systems on which we rely, including those of third-party service providers where we may have limited or no control over operational functionality.
Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems, third-party accounting systems and mobile and online banking platforms. We outsource many of our major systems, such as data processing, loan servicing, deposit processing and online banking platforms. While we have selected these vendors carefully, we do not control their actions. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Financial or operational difficulties of a vendor could also damage our operations if those difficulties interfere with the vendor’s ability to serve us. Furthermore, our vendors could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third-party vendors could also create significant delay and expense. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewed loans, gather deposits and provide customer service. It could also compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations. Our ability to recoup our losses may be limited legally or practically in many situations.

Our risk management framework may not be effective in mitigating risks and/or losses.
We have implemented a risk management framework to mitigate our risk and loss exposure. This framework is comprised of various processes, systems and strategies, and is designed to identify, measure, assess, monitor, report and manage the types of risk to which we are subject, including, among others, credit, capital, interest rate, liquidity, legal and regulatory, cybersecurity, compliance, strategic, reputational and operational risks related to our employees, systems and vendors, among others. Any system of control and any system to reduce risk exposure, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met and will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to us. Additionally, instruments, systems, controls and strategies used to hedge or otherwise understand and manage exposure to the risks we are subject to could be less effective than anticipated. As a result, we may not be able to effectively mitigate our risk exposures in particular market environments or against particular types of risk. If our risk management framework is not effective, we could suffer unexpected losses and become subject to litigation, negative regulatory consequences, or reputational damage among other adverse consequences, any of which could result in our business, financial condition, results of operations or prospects being materially adversely affected.

We may not be able to attract and retain management-level and specialized talent.
We have assembled a management team which has substantial background and experience in banking and financial services in our markets. Our success depends on our ability to retain a strong management team and key personnel in specialized knowledge areas because of their skills, knowledge of our markets, years of industry experience, and/or the difficulty of promptly finding qualified replacement personnel. The unexpected loss of one or more of these key personnel (including key personnel within any businesses we have acquired) could have a material adverse impact on our business.

Our inability to retain and attract experienced bankers could negatively affect our growth.
Revenue growth in some of our lines of business depends upon top talent. In recent years, our cost of hiring and retaining top revenue-producing talent has increased, and that trend is likely to continue. Moreover, much of our organic loan growth in recent years was the result of our ability to attract experienced financial services professionals who have been able to attract customers from other financial institutions. It is also common for other financial institutions to deploy this strategy as well and there is a risk that teams of our employees may be recruited by other financial institutions. Loss of key employees with extensive customer relationships may lead to the loss of business if customers were to follow that employee to another financial institution or otherwise choose to transition to another financial institution.

Our accounting estimates and risk management processes rely on analytical and forecasting models.
The processes we use to estimate our expected credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions and rely on their design and other processes that may not be accurate or properly performed, particularly in times of market stress or other unforeseen circumstances.

If the assumptions used in our model for measuring interest sensitivity and asset-liability management fail to appropriately anticipate customer response to changing interest rates, our earnings and / or liquidity position could be threatened. Although we model multiple scenarios assuming differing interest rate curves and economic events, it is not possible for our modeling to anticipate every scenario or how one assumption may be influenced by changes in another assumption. Similarly, models used to estimate credit losses rely on various assumptions that may not ultimately result in accurate loss predictions.

Even if these assumptions are adequate, the models themselves may prove to be inadequate or inaccurate because of other flaws in their design or their implementation, including those caused by failures in controls, data management, human error or from the reliance on technology. If the models we use for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models we use for estimating our expected credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

RISKS FROM CHANGES IN ECONOMIC CONDITIONS AND MONETARY POLICY
Inflationary pressures present a potential threat to our results of operations and financial condition.
In recent years, the United States generally and the regions in which we operate specifically have experienced significant inflationary pressures, evidenced by higher gas prices, higher food prices and higher prices on other consumer items. During 2025, the effects of inflation continued to present a risk to our business and our customers. Inflation represents a loss in purchasing power because the value of investments often does not keep up with inflation and erodes the purchasing power of money and the potential value of investments over time. Accordingly, inflation can result in material adverse effects upon our customers, their businesses (as a result of rising costs, including labor) and, as a result, our financial position and results of operations. Inflation also can and does generally lead to higher interest rates, which have their own separate risks. See Interest Rate and Yield Curve Risks in this Item 1A of this Report.

Generally, in periods of economic volatility, our realized credit losses increase, demand for our products and services declines, and the credit quality of our loan portfolio declines.
Our success depends significantly upon local, national and global economic and political conditions, as well as governmental monetary policies and trade relations. Economic volatility may increase if the U.S. budget deficit continues to increase. If the trend persists, the deficit could create inflationary pressure, which may be detrimental to the U.S. economy, and unemployment rates could suffer if deficit reduction measures are implemented. Additionally, the current federal administration has deployed and may continue to deploy new trading strategies, which have created and may continue to create economic volatility. Our financial performance is highly dependent upon the economic landscape in the markets where we operate and in the United States as a whole and how it impacts borrowers’ ability to pay interest on and repay principal of outstanding loans, the value of underlying collateral securing loans, as well as demand for loans and other products and services we offer. Unlike banks that are more geographically diversified, we are a regional bank that provides services to customers primarily in Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama. The market conditions in these markets may be different from, and could be worse than, the economic conditions in the United States as a whole. Adverse changes in business and economic conditions generally or specifically in the markets in which we operate could affect our business, including causing one or more of the following negative developments:
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
Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Among other things, easing strategies are intended to lower interest rates, expand the money supply, and stimulate economic activity, while tightening strategies are intended to increase interest rates, tighten the money supply, and restrain economic activity. Many external factors may interfere with the effects of these plans or cause them to be changed, sometimes quickly. Such factors include significant economic trends or events as well as significant international monetary policies and events. Such strategies also can affect the United States and world-wide financial systems in ways that may be difficult to predict. Risks associated with interest rates and the yield curve are discussed in this Item 1A under the caption Interest Rate and Yield Curve Risks.

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

High volatility in the yield curve, including sharp movements on and changes in the slope of the curve, can complicate or reduce the efficacy of our balance sheet management practices. Significant changes in the yield curve may also reduce our net interest margin and adversely affect our loan and investment portfolios.
The yield curve is a reflection of interest rates applicable to short- and long-term debt. The yield curve is steep when short-term rates are much lower than long-term rates; it is flat when short-term rates and long-term rates are nearly the same; and it is inverted when short-term rates exceed long-term rates. Historically, the yield curve is usually upward sloping (higher rates for longer terms). However, the yield curve can be relatively flat or inverted (downward sloping), which has happened several times in the past few years. A flat or inverted yield curve, which tends to decrease net interest margin, would adversely impact our lending businesses and investment portfolio. See Risks Associated From Changes in Economic Conditions and Monetary Policy within this section of the Report for additional information.

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

CREDIT AND COUNTERPARTY RISKS
We face the risk that our clients may not repay their loans or other obligations and that the realizable value of collateral may be insufficient to avoid a charge-off.
We also face risks that counterparties, in a wide range of situations, may fail to honor their obligations to pay us. In our business some level of credit charge-offs is unavoidable and overall levels of credit charge-offs can vary substantially over time. Lending activities are inherently risky. When we lend money or commit to lend, we incur credit risk or the risk of loss if borrowers do not repay their loans or other credit obligations. Credit risk includes, among other things, the quality of our underwriting, the impact of increases in interest rates and changes in the economic conditions in the markets where we operate as well as across the United States.

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
Our credit risk and credit losses can increase if our loans become concentrated to borrowers engaged in the same or similar activities or to borrowers who, as a group, may be uniquely or disproportionately affected by economic or market conditions. As of December 31, 2025, approximately 75% of our loan portfolio consisted of commercial loans, including commercial and industrial, equipment financing, commercial construction and CRE mortgage loans. Our commercial borrowers tend to be small to medium-sized businesses. These types of loans are typically larger than residential real estate loans or consumer loans. During periods of lower economic growth or challenging economic periods, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely affect our results of operations and financial condition. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for loan losses and an increase in loan charge-offs, all of which could have a material adverse effect on our business, financial condition and results of operations.

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

See the section captioned “Credit Risk Management” section of Part II, Item 7. MD&A of this Report for further discussion related to commercial and industrial, construction and CRE loans.

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
We operate in heavily regulated industries. Our regulatory burdens, including both operating restrictions and ongoing compliance costs, are substantial. We are subject to many banking, deposit, insurance, and consumer lending regulations in addition to the rules applicable to all companies whose securities are publicly traded in the U.S. securities markets. Failure to comply with applicable regulations could result in financial, structural, and operational penalties. In addition, efforts to comply with applicable regulations may increase our costs and/or limit our ability to pursue certain business opportunities. See Supervision and Regulation in Item 1 of this Report for additional information concerning financial industry regulations. Federal and state regulations significantly limit the types of activities in which we, as a financial institution, may engage. In addition, we are subject to a wide array of other regulations that govern other aspects of how we conduct our business, such as in the areas of employment and intellectual property. Federal and state legislative and regulatory authorities often change these regulations or adopt new ones. Actions could be taken that would further limit the amount of interest or fees we can charge, further restrict our ability to collect loans or realize on collateral, affect the terms or profitability of the products and services we offer, or materially and adversely affect us in other ways. Additionally, each Presidential administration seeks to implement a regulatory reform agenda that potentially is significantly different than that of the prior administration, which will affect the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies. While we do not specifically know what these changes will be, or what future administrations may seek to reverse, we may be required to implement different compliance procedures and modify our policies and activities to comply with changes set forth by the administration. This may cause us to incur additional costs and expenses, and dedicate additional resources, to achieve compliance with any changes from the administration, which can impact our financial condition and the results of our operations

Failure to maintain certain regulatory capital levels and ratios could result in regulatory actions that would be materially adverse to our shareholders.
Pressures to maintain appropriate capital levels and address business needs in a changing economy could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could be dilutive or otherwise have an adverse effect on our shareholders. Such actions could include: reduction or elimination of dividends; the issuance of common or preferred stock, or securities convertible into stock; or the issuance of any class of stock having rights that are adverse to those of the holders of our existing classes of common or preferred stock. In addition, these requirements could have a negative impact on our ability to lend, grow deposit balances, make acquisitions or make share repurchases or redemptions. Higher capital levels could also lower our return on equity. Additional information regarding the U.S. capital standards and our management of them appears: under the caption Capital Adequacy in Item 1 of this report; under the caption “Capital Risk Management” of Part II, Item 7. MD&A; and Note 21 Regulatory Matters, of Part II, Item 8. Financial Statements.

Political dysfunction and volatility within the federal government, both at the regulatory and Congressional level, creates significant potential for major and abrupt shifts in federal policy regarding bank regulation, taxes, and the economy, any of which could have significant and adverse impacts on our business and financial performance.
Certain of our operations and customers are dependent on the regular operation of the federal or state government or programs they administer. For example, our SBA lending program depends on interaction with the SBA, an independent agency of the federal government. During a lapse in funding, such as the one that occurred during the 2025 federal government “shutdown”, the SBA may not be able to engage in such interaction. Similarly, loans we make through USDA lending programs may be delayed or adversely affected by lapses in funding for the USDA. In addition, customers who depend directly or indirectly on providing goods and services to federal or state governments or their agencies may reduce their business with us or delay repayment of loans due to lost or delayed revenue from those relationships. If funding for these lending programs or federal spending generally is reduced as part of the appropriations process or by administrative decision, demand for our services may be reduced. Any of these developments could have a material adverse effect on our financial condition, results of operations or liquidity.

In addition, the current Presidential administration and Congress are expected to significantly change the priorities, scope, practices and/or staffing levels of various regulatory agencies, including the CFPB. As a result, state attorneys general and other state regulators may increase their enforcement activities to fill any actual or perceived “regulatory gap” at the federal level and seek to obtain remedies such as regulatory sanctions, customer rescission rights and civil money penalties. Such uncertainties may make it more difficult for us to comply with consumer protection laws, which may result in increased compliance costs and potential non-compliance and associated regulatory actions. Any regulatory actions against us could have a material adverse effect on our business, financial condition or results of operations.

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

Data privacy is becoming a major business and political concern. The laws governing it are new, and are likely to evolve and expand.
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

LIQUIDITY AND FUNDING RISKS

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

Deposit levels may be affected by several factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, general economic and market conditions, customer concerns about the safety and soundness of our bank, whether real or perceived, or the U.S. banking system in general. Loan repayments are a relatively stable source of funds but are subject to the borrowers’ ability to repay loans, which can be adversely affected by a number of factors including changes in general economic conditions, adverse trends or events affecting business industry groups or specific businesses, declines in real estate values or markets, business closings or lay-offs, inclement weather and natural disasters. Furthermore, loans generally are not readily convertible to cash.

We anticipate we will continue to rely primarily on deposits, loan repayments, and cash flows from our investment securities to provide liquidity. However, from time to time, secondary sources may be used to augment our primary funding sources. Such secondary sources may include FHLB advances, brokered deposits, repurchase agreements, secured and unsecured federal funds lines of credit from correspondent banks, Federal Reserve borrowings and/or accessing the equity or debt capital markets. The availability of these secondary funding sources is subject to broad economic conditions, to regulation and to investor assessment of our financial strength and, as such, the cost of funds may fluctuate significantly and/or the availability of such funds may be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. Additionally, if we fail to remain “well-capitalized” our ability to utilize funding sources such as brokered deposits may be restricted.

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

A downgrade of our credit rating could limit our access to borrowings and increase our borrowing costs.
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

If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, we may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates, credit ratings, industry pressures or macroeconomic factors. In addition, because our investment securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. Under such circumstances, we may be required to access funding from sources such as the Federal Reserve’s discount window in order to manage our liquidity risk.

ACCOUNTING AND TAX RISKS
The preparation of our consolidated financial statements in conformity with GAAP requires management to make significant assumptions, estimates and judgments that affect the financial statements.
Management must make significant assumptions and estimates and exercise significant judgment in selecting and applying accounting and reporting policies. In some cases, management must select a policy from two or more alternatives, any of which may be reasonable under the circumstances, which may result in reporting materially different results than would have been reported under a different alternative. The estimate that is consistently one of our most critical is the level of the ACL. However, other estimates can be highly significant at discrete times or during periods of varying length. Estimates are made at specific points in time. As actual events unfold, estimates are adjusted accordingly. Due to the inherent nature of these estimates, it is possible that, at some time in the future, we may significantly increase the ACL and/or sustain credit losses that are significantly higher than the provided allowance, or we may recognize a significant provision for impairment of assets, or we may make some other adjustment that will differ materially from the estimates that we make today. Moreover, in some cases, especially concerning litigation and other contingency matters where critical information is inadequate, often we are unable to make estimates until fairly late in a lengthy process.

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
Our success is also influenced heavily by population growth, income levels, loans and deposits and on stability in real estate values in our markets. To a significant degree our banking business is exposed to economic, regulatory, natural disaster, and other risks that primarily impact the southeastern region of the United States where we do most of our traditional banking business. If that region did not grow or was to experience adversity not shared by other parts of the country, for example the risk of hurricanes in our geographic footprint, we would likely experience adversity to a degree not shared by those competitors which have a broader or different regional footprint. If market and economic conditions deteriorate, this may lead to valuation adjustments on our loan portfolio and losses on defaulted loans and on the sale of other real estate owned. Additionally, such adverse economic conditions in our market areas, specifically decreases in real estate property values due to the nature of our loan portfolio, the majority of which is secured by real estate, could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. We are less able than larger institutions to spread the risks of unfavorable local economic conditions across a larger number of more diverse economies.

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

Climate change presents both immediate and long-term risks to us and our customers and clients, with the risks expected to increase over time. Climate risks can arise from both physical risks and transition risks. The physical risk from climate change could result from increased frequency and/or severity of adverse weather events. Transition risks may arise from changes in regulations or market preferences, which in turn could have negative impacts on asset values, results of operations or our reputation or that of our customers and clients.

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
At December 31, 2025, we had outstanding subordinated debentures, trust preferred securities and accompanying subordinated debentures totaling $120 million. Payments of the principal and interest on the subordinated debentures, including those accompanying the trust preferred securities are senior to payments with respect to shares of our common stock. We also conditionally guarantee payments of the principal and interest on the trust preferred securities. As a result, we must make payments on these debt instruments (including the related trust preferred securities) before any dividends can be paid on our common stock and, in the event of bankruptcy, dissolution or liquidation, the holders of the debt must be satisfied before any distributions can be made on our common stock. We have the right to defer distributions on the subordinated debentures related to the trust preferred securities (and the related guarantee of payments on the trust preferred securities) for up to five years, during which time no dividends may be paid on our common stock. If our financial condition deteriorates or if we do not receive required regulatory approvals, we may be required to defer distributions on the subordinated debentures related to the trust preferred securities (and the related guarantee of payments on the trust preferred securities).

We may also from time to time issue additional senior or subordinated indebtedness or preferred stock that would have to be repaid before our common shareholders would be entitled to receive any of our assets.

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

Additionally, our articles authorize the Board to issue shares of preferred stock without shareholder approval and upon such terms as the Board may determine. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a controlling interest in us. In addition, certain provisions of Georgia law, including a provision which restricts certain business combinations between a Georgia corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control of United.

Our stockholders may suffer dilution if we raise capital through public or private equity financings to fund our operations, to increase our capital, or to expand.
If we raise funds by issuing equity securities or instruments that are convertible into equity securities, the percentage ownership of our current common stockholders will be reduced, the new equity securities may have rights and preferences superior to those of our outstanding common stock, and additional issuances could be at a sales price that is dilutive to current stockholders. We may issue or be required to issue additional shares of common stock, or securities convertible into, exchangeable for or representing rights to acquire shares of common stock in order to maintain capital at desired or regulatory-required levels. We could also issue additional equity securities directly as consideration in acquisitions of other financial institutions or other investments that we may make that would be dilutive to stockholders in terms of voting power and share-of-ownership, and could be dilutive financially or economically.

OTHER EXTERNAL RISKS
Pandemics and disease outbreaks, acts of terrorism and other adverse external events may lead to periods of significant volatility in financial and other markets, and could adversely affect our ability to conduct normal business and could harm our clients, businesses, financial condition and results of operations.
Widespread outbreaks of diseases and acts of terrorism may cause significant disruption in the international and United States.S. economies and financial markets and could have an adverse effect on our business and results of operations. The spread of diseases may result in quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions, and overall economic and financial market instability. Governments of the states in which we have operations may take preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of public health issues may result in significant adverse effects for many different types of businesses, including, among others, those in the hospitality (including hotels and lodging) and restaurant industries, and result in layoffs and furloughs of employees nationwide, including the regions in which we operate.

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

Federal financial regulatory agencies require banking organizations and their service providers to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” as those terms are defined in the rule. Banks’ service providers are required under that rule to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours.

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

We believe our cyber risk management program is grounded in globally recognized best practices and standards, incorporating frameworks such as the Center for Internet Security’s Critical Security Controls, which provide prioritized, actionable safeguards to defend against common cyber threats, and the Cyber Risk Institute Profile, a standardized assessment framework for the financial sector built on the NIST Cybersecurity Framework. Our leveraging of these proven models is intended to ensure a comprehensive, risk-based approach that strengthens resilience, streamlines compliance, and supports continuous improvement across our organization. We periodically engage third parties to assess our cyber risk program and technical controls. To address cybersecurity threats (defined as potential unauthorized occurrences on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of those systems or any information residing in those systems therein), we have implemented an incident and event response program. That program, which is designed to identify, assess, manage, mitigate, and respond to cybersecurity threats, is integrated within our overall enterprise risk management and business continuity frameworks. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity relative to our information systems, as well as to report on any suspected advanced persistent threats. An ongoing enterprise-wide security awareness training program is in place to help protect our data, systems, and networks from malicious attacks and cyber threats. The program is designed to allow for the detection and timely and efficient recovery from cybersecurity incidents (defined as unauthorized occurrences, or a series of related unauthorized occurrences, on or conducted through our information systems that jeopardize the confidentiality, integrity, or availability of those systems or any information residing therein) and events by providing a well-defined, organized approach for handling any potential threats to the confidentiality, integrity, and/or availability of our information systems.

In many instances we rely on third-party providers to facilitate providing products and services to our customers. As a part of our overall cybersecurity risk management framework and, in addition to assessing our own cybersecurity preparedness, we also have a process in place to manage cybersecurity risks associated with third-party service providers. To help mitigate adverse impacts from a cybersecurity incident, we assess third-party vendors as a part of our vendor onboarding and continued due diligence, which includes processes to assess information security posture. Depending upon the level of perceived security risk, we may impose security requirements upon a supplier, including: maintaining an effective security management program; abiding by information handling and asset management requirements; and notifying us in the event of any known or suspected cyber incident. We periodically conduct (or engage a third party to conduct) reviews of third-party hosted applications with a specific focus on any sensitive data shared with third parties. The internal business owners of hosted applications, depending upon the level of risk, are required to provide a report as to their controls (e.g., a System and Organization Controls (SOC) 2 or ISO 27001 (Information and Security Certification) or similar report).

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

To strengthen our organizational resilience and mitigate the likelihood and impact of future cybersecurity incidents, we routinely conduct structured tabletop exercises tailored for both technical teams and management audiences. These exercises help validate our response processes, improve cross-functional coordination, and ensure readiness across all levels of the organization. In addition, we maintain an active retainer with a qualified digital forensics firm, enabling rapid investigative support when needed, and we leverage access to specialized cyber coaches provided through our cyber insurance carrier to further enhance our preparedness and response capabilities.

Governance

Our cybersecurity program is headed by our Chief Information Security Officer (CISO), who reports to our Chief Information Officer. Our CISO is informed about and monitors prevention, detection, mitigation and remediation efforts through regular communication and reporting from professionals in the information security team, several of whom have extensive records of service in financial institutions and cybersecurity. Our CISO has over 20 years of experience in IT operations/security roles in the financial services industry and holds a cybersecurity certification as a Certified Information Systems Security Professional (“CISSP”). Other members of our Information Security, Information Technology and Enterprise Risk teams possess respected security certifications such as CISSP, CompTIA Security+, SANS Institute Cloud Security Essentials, GIAC Certified Enterprise Defender, SANS Institute Security Awareness Professional, Certified Information Security Manager, GIAC Certified Incident Handler, Certified in Risk and Information Systems Control, and GIAC Cyber Threat Intelligence certifications, among others.

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

ITEM 2.    PROPERTIES

The Holding Company’s principal offices and the Bank’s headquarters, which we own, are located at 200 East Camperdown Way, Greenville, South Carolina. As of December 31, 2025, we operated 199 banking offices located throughout Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama. We do not own or lease any single physical property that we consider to be materially important to our financial condition or results from operations. Our retail branches, ATMs, ITMs, loan and mortgage production offices and administrative offices remain important to our ability to deliver financial services to a large portion of our clients. For many years, branch usage by clients has slowly declined, and as a result, we have slowly consolidated branch locations in response to changing utilization patterns. We expect that long-term trend to continue. We consider our properties to be suitable and adequate for operating our banking business. Notes 7 and 13 to our consolidated financial statements include additional information regarding investments in premises and equipment and leased properties.

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

PART II

ITEM 5.    MARKET FOR UNITED’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock. Our common shares trade on the NYSE under the symbol “UCB”. At January 31, 2026, there were 9,075 record shareholders of United’s common stock.

Dividends. Our Board declared cash dividends totaling $0.98 and $0.94 per share on our common stock in 2025 and 2024, respectively. We currently intend to continue to pay comparable quarterly cash dividends on our common stock, subject to approval by our Board, although we may elect not to pay dividends or to change the amount of such dividends. The payment of dividends is a decision of our Board based upon then-existing circumstances, including our rate of growth, profitability, financial condition, existing and anticipated capital requirements, the amount of funds legally available for the payment of cash dividends, regulatory constraints and such other factors as the Board determines relevant.

Additional information regarding dividends is included in this Report in Note 1 to our consolidated financial statements in Part II, Item 8. Financial Statements and Supplementary Data and under the heading of “Supervision and Regulation” in Part I, Item 1. Business.

Share Repurchases. The following table contains information regarding purchases of our common stock made during the quarter ended December 31, 2025 by or on behalf of United or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
October 1, 2025 - October 31, 2025	—	$—	—	$86,058
November 1, 2025 - November 30, 2025	1,003,649	29.84	1,003,649	56,059
December 1, 2025 - December 31, 2025	—	—	—	56,059
Total	1,003,649	$—	1,003,649

(1) Excludes commissions.
(2) Excludes excise tax on share repurchases.
(3) Under United’s 2025 common stock repurchase program, which expired on December 31, 2025, management was authorized to repurchase up to $100 million of its common stock. Under the program, shares may be repurchased in open market transactions or in privately negotiated transactions, from time to time, subject to market conditions, including transactions outside the safe harbor provided by Exchange Act Rule 10b-18 (but nevertheless adhering to Rule 10b-18’s requirements). The repurchase program may be modified, suspended or discontinued at any time at the Company’s discretion without prior notice, and does not commit the Company to repurchase shares of its common stock. The actual number and value of the shares to be purchased will be determined by the Company at its discretion, and will depend on a number of factors including the market price of United’s common stock, general market and economic conditions, the availability of alternative investment opportunities and other factors the Company deems appropriate. In the fourth quarter of 2025, the Board approved the renewal of United’s common stock repurchase program for 2026, authorizing the repurchase of up to $100 million from January 1, 2026 through December 31, 2026.

Performance Graph. Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our common stock to the cumulative total returns on the NYSE Index and the KBW Nasdaq Regional Banking Index for the five-year period commencing December 31, 2020 and ending on December 31, 2025. The following performance graph does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate the performance graphs by reference therein.

FIVE YEAR CUMULATIVE TOTAL RETURNS*
COMPARISON OF UNITED COMMUNITY BANKS, INC., NYSE INDEX AND KBW NASDAQ REGIONAL BANKING INDEX
As of December 31

160
140
120
100
Dollars
2020
2021
2022
2023
2024
2025
United Community Banks, Inc.
New York Stock Exchange Index
KBW Nasdaq Regional Banking Index

	Cumulative Total Return*
	2020	2021	2022	2023	2024	2025
United Community Banks, Inc.	$100	$129	$125	$112	$128	$128
NYSE Index	100	118	105	116	131	151
KBW Nasdaq Regional Banking Index	100	133	121	116	127	131

*     Assumes $100 invested on December 31, 2020 in our common stock and above noted indexes. Total return includes reinvestment of dividends at the closing stock price of the common stock on the dividend payment date and the closing values of stock and indexes as of December 31 of each year.

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes. The discussion of the components of our results of operations focuses on financial trends and events occurring between 2024 and 2025.

For additional information related to financial trends between 2024 and 2023, please see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025, which information under that caption is incorporated herein by this reference. Historical results of operations are not necessarily predictive of future results.

GAAP Reconciliation and Explanation

This Report contains financial information determined by methods other than in accordance with GAAP. Such non-GAAP financial information includes the following measures: “tangible book value per common share” and “tangible common equity to tangible assets.” In addition, management presents non-GAAP operating performance measures, which exclude merger-related and other items that are not part of our core business operations. Operating performance measures include “noninterest income - operating”, “noninterest expense - operating”, “net income – operating,” “diluted income per common share – operating,” “return on common equity – operating,” “return on tangible common equity – operating,” “return on assets – operating,” and “efficiency ratio – operating.” Management has developed internal processes and procedures to accurately capture and account for merger-related and other charges and those charges are reviewed with the Audit Committee of our Board each quarter. Management uses these non-GAAP measures because it believes they may provide useful supplemental information for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. Management believes these non-GAAP measures may also provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as a comparison to financial results for prior periods. These non-GAAP measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP and are not necessarily comparable to other similarly titled measures used by other companies. To the extent applicable, reconciliations of these non-GAAP measures to the most directly comparable measures as reported in accordance with GAAP are included in Table 21 of MD&A.

Executive Overview and Results of Operations

Overview

We offer a wide array of commercial and consumer banking services and investment advisory services, which as of December 31, 2025, was comprised of 199 banking offices throughout Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama. Our equipment finance and SBA/USDA lending businesses operate throughout the United States. At December 31, 2025, we had consolidated total assets of $28.0 billion and 3,070 full-time equivalent employees.

Recent Developments

•On May 1, 2025, we completed the acquisition of ANB, which was headquartered in Oakland Park, Florida where it operated one banking location. In the acquisition, we acquired $301 million in loans and $374 million in deposits. ANB’s results are included in our consolidated results beginning on May 1, 2025. We continue to evaluate future potential transactions as opportunities arise.

•During 2025, we completed the following transactions in accordance with our ongoing capital management strategy:
◦On September 15, 2025, we redeemed all outstanding shares of our Series I preferred stock, which had a carrying value of $88.3 million.
◦We repurchased $44.3 million of our common stock.
◦We redeemed two series of senior debt instruments prior to maturity totaling $135 million.

Results of Operations

We reported net income and diluted earnings per common share of $328 million and $2.62, respectively, in 2025 compared to $252 million and $2.04, respectively, in 2024. Net income - operating and diluted earnings per common share - operating for 2025 were $336 million and $2.71, respectively, compared to $284 million and $2.30, respectively, for 2024. Net income - operating for 2025 excludes merger-related and other charges, while 2024 also excludes additional items, notably the loss on the sale of the manufactured housing loans of $27.2 million and the loss on the sale of FinTrust of $5.10 million. See Table 21 of MD&A for the Non-GAAP Performance Measures Reconciliation for further detail on operating net income and operating diluted earnings per share.

Total revenue of $1.06 billion increased $111 million from 2024, primarily as a result of the increase in net interest revenue. FTE net interest revenue increased by $81.6 million, which was mostly driven by lower deposit interest expense. During 2025, our net interest margin increased 23 basis points to 3.52%, which reflects steeper decreases in deposit rates compared to that of loans. See section titled Net Interest Revenue and Tables 2 and 3 of MD&A for further detail on net interest revenue.

In addition, noninterest income for 2025 increased $29.3 million, or 23%, compared to 2024, which is mostly due to the absence of the 2024 loss on the manufactured housing loan sale mentioned above. See Table 4 of MD&A for further detail on noninterest income.

We recorded a provision for credit losses of $48.8 million in 2025 compared to $51.0 million for 2024. The provision for credit losses in 2025 reflects lower net charge-offs, partially offset by stronger loan growth compared to 2024. Additionally, the provision for credit losses for 2024 included a special provision of $9.80 million related to expected losses in western North Carolina, which was severely affected by Hurricane Helene. This reserve was fully released over the course of 2025 as losses were lower than expected.

Noninterest expense increased $13.8 million, or 2%, compared to 2024, which was mostly driven by the $14.4 million increase in salaries and employee benefits, reflecting higher total compensation. This was partially offset by the decrease in other noninterest expense of $7.19 million, as 2024 included the loss on the FinTrust sale. See Table 5 of MD&A for further detail on noninterest expense.

UNITED COMMUNITY BANKS, INC.
Table 1 Selected Financial Information
For the Years Ended December 31,
(dollars in thousands, except per share data)
	2025	2024	2023
INCOME SUMMARY
Interest revenue	$1,382,939	$1,377,741	$1,237,107
Interest expense	473,832	550,373	419,342
Net interest revenue	909,107	827,368	817,765
Noninterest income	154,045	124,756	75,483
Total revenue	1,063,152	952,124	893,248
Provision for credit losses	48,806	50,951	89,430
Noninterest expense	591,934	578,167	571,273
Income before income tax expense	422,412	323,006	232,545
Income tax expense	94,317	70,609	45,001
Net income	328,095	252,397	187,544
Non-operating items	10,204	40,268	88,894
Income tax benefit of non-operating items	(2,212)	(8,702)	(21,489)
Net income - operating (1)*	$336,087	$283,963	$254,949
PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$2.62	$2.04	$1.54
Diluted net income - operating (1)*	2.71	2.30	2.11
Common stock cash dividends declared	0.98	0.94	0.92
Book value	30.17	27.87	26.52
Tangible book value (3)*	22.24	20.00	18.39
Key Performance Ratios:
Return on common equity - GAAP (2)	9.12%	7.07%	5.34%
Return on common equity - operating (1)(2)*	9.44	7.97	7.33
Return on tangible common equity - operating (1)(2)(3)*	13.34	11.42	10.63
Return on assets - GAAP	1.17	0.90	0.68
Return on assets - operating (1)*	1.20	1.02	0.94
Net interest margin (FTE)	3.52	3.29	3.35
Efficiency ratio - GAAP	55.46	60.24	60.09
Efficiency ratio - operating (1)*	54.51	57.15	56.17
Equity to total assets	12.99	12.38	11.95
Tangible common equity to tangible assets (3)*	9.92	8.97	8.36
ASSET QUALITY
Total NPAs	$93,498	$115,635	$92,877
ACL - loans	210,429	206,998	208,071
Net charge-offs	41,926	57,690	52,243
ACL - loans to loans	1.09%	1.14%	1.14%
Net charge-offs to average loans	0.22	0.32	0.30
NPAs to total assets	0.33	0.42	0.34
AT PERIOD END ($ in millions)
Loans	$19,384	$18,176	$18,319
Investment securities	5,988	6,804	5,822
Total assets	28,003	27,720	27,297
Deposits	23,798	23,461	23,311
Shareholders’ equity	3,639	3,432	3,262
Common shares outstanding (thousands)	120,598	119,364	119,010

(1) Excludes non-operating items as detailed on Non-GAAP Performance Measures Reconciliation on page 62.(2) Net income less preferred stock dividends, divided by average common equity. (3) Excludes effect of acquisition related intangibles and associated amortization.
* Represents a non-GAAP measure. See reconciliation of non-GAAP measures to related GAAP financial measures. For more information, see Non-GAAP Performance Measures Reconciliation on page 62.

Net Interest Revenue

FTE net interest revenue for 2025 was $913 million, compared to $832 million for 2024. The net interest spread was 2.68% and 2.27% for 2025 and 2024, respectively, while the net interest margin was 3.52% and 3.29%, respectively. Improvement in the net interest spread and net interest margin resulted from reductions totaling 175 basis points in the federal funds rate beginning in September of 2024, which drove decreases in funding costs, and to a lesser extent, loan yields. The increase in net interest revenue also reflects eight months of net interest revenue from the loans and deposits acquired from ANB, which closed on May 1, 2025. Interest expense on deposits decreased $71.8 million, which was mostly driven by a decrease in interest rates paid on deposits, partially offset by deposit growth. In addition, during late 2024 and 2025 we redeemed several debt issuances, which was the primary driver of the reduction in interest expense on long-term debt of $6.31 million.

The following tables indicate the relationship between interest revenue and expense and the average amounts of assets and liabilities, which provide further insight into net interest spread and net interest margin for the periods indicated.

Table 2 - Average Consolidated Balance Sheets and Net Interest Margin Analysis
For the Years Ended December 31,
(dollars in thousands, (FTE))

	2025			2024			2023
	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate	Average Balance	Interest	Avg. Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$18,776,288	$1,152,585	6.14%	$18,124,179	$1,146,440	6.33%	$17,576,424	$1,042,578	5.93%
Taxable securities (3)	6,354,276	209,810	3.30	6,172,942	199,789	3.24	5,929,687	162,505	2.74
Tax-exempt securities (FTE) (1)(3)	352,899	8,951	2.54	362,655	9,152	2.52	381,731	9,796	2.57
Federal funds sold and other interest-earning assets	481,507	15,701	3.26	623,426	26,652	4.28	642,499	26,397	4.11
Total interest-earning assets (FTE)	25,964,970	1,387,047	5.34	25,283,202	1,382,033	5.47	24,530,341	1,241,276	5.06
Noninterest-earning assets:
Allowance for credit losses	(217,084)			(212,968)			(191,016)
Cash and due from banks	208,922			215,411			239,574
Premises and equipment	396,923			394,127			355,139
Other assets (3)	1,664,206			1,611,405			1,517,940
Total assets	$28,017,937			$27,291,177			$26,451,978
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$6,023,746	141,267	2.35	$6,014,052	175,534	2.92	$5,161,071	125,336	2.43
Money market	6,775,187	193,908	2.86	6,188,579	214,742	3.47	5,462,677	156,397	2.86
Savings	1,120,753	3,208	0.29	1,146,305	2,717	0.24	1,312,469	2,866	0.22
Time	3,572,941	123,301	3.45	3,519,461	140,229	3.98	3,106,989	100,973	3.25
Brokered time deposits	50,509	2,068	4.09	50,359	2,297	4.56	224,914	10,002	4.45
Total interest-bearing deposits	17,543,136	463,752	2.64	16,918,756	535,519	3.17	15,268,120	395,574	2.59
Federal funds purchased and other borrowings	22,693	1,233	5.43	2,468	131	5.31	75,965	3,195	4.21
FHLB advances	9,592	433	4.51	4	—	—	124,425	5,761	4.63
Long-term debt	195,686	8,414	4.30	319,163	14,723	4.61	324,753	14,812	4.56
Total borrowed funds	227,971	10,080	4.42	321,635	14,854	4.62	525,143	23,768	4.53
Total interest-bearing liabilities	17,771,107	473,832	2.67	17,240,391	550,373	3.19	15,793,263	419,342	2.66
Noninterest-bearing liabilities:
Noninterest-bearing deposits	6,327,200			6,299,019			7,091,034
Other liabilities	345,832			409,547			397,337
Total liabilities	24,444,139			23,948,957			23,281,634
Shareholders’ equity	3,573,798			3,342,220			3,170,344
Total liabilities and shareholders’ equity	$28,017,937			$27,291,177			$26,451,978
Net interest revenue (FTE)		$913,215			$831,660			$821,934
Net interest-rate spread (FTE)			2.68%			2.27%			2.40%
Net interest margin (FTE) (4)			3.52%			3.29%			3.35%
(1)Interest revenue on tax-exempt securities and loans includes a taxable-equivalent adjustment to reflect comparable interest on taxable securities and loans. The FTE adjustments totaled $4.11 million, $4.29 million, and $4.17 million, respectively, for 2025, 2024, and 2023. The tax rate used to calculate the adjustment was 25% in 2025 and 2024 and 26% in 2023, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)Included in the average balance of loans outstanding are loans where the accrual of interest has been discontinued.
(3)Unrealized gains and losses on AFS securities, including those related to the transfer from AFS to HTM, have been reclassified to other assets. Pretax unrealized losses of $232 million, $306 million, and $424 million in 2025, 2024, and 2023, respectively, are included in other assets for purposes of this presentation.
(4)Net interest margin is taxable equivalent net interest revenue divided by average interest-earning assets.

The following table shows the relative effect on net interest revenue resulting from changes in the average outstanding balances (volume) of interest-earning assets and interest-bearing liabilities and the rates we earned and paid on such assets and liabilities.

Table 3 - Change in Interest Revenue and Interest Expense
(dollars in thousands, (FTE))

	2025 Compared to 2024			2024 Compared to 2023
	Increase (decrease) due to changes in		Total	Increase (decrease) due to changes in		Total
	Volume	Rate	Change	Volume	Rate	Change
Interest-earning assets:
Loans	$40,580	$(34,435)	$6,145	$33,180	$70,682	$103,862
Taxable securities	5,939	4,082	10,021	6,889	30,395	37,284
Tax-exempt securities	(247)	46	(201)	(483)	(161)	(644)
Federal funds sold and other interest-earning assets	(5,362)	(5,589)	(10,951)	(797)	1,052	255
Total interest-earning assets	40,910	(35,896)	5,014	38,789	101,968	140,757
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	282	(34,549)	(34,267)	22,597	27,601	50,198
Money market	19,103	(39,937)	(20,834)	22,480	35,865	58,345
Savings deposits	(62)	553	491	(381)	232	(149)
Time deposits	2,102	(19,030)	(16,928)	14,526	24,730	39,256
Brokered time deposits	7	(236)	(229)	(7,956)	251	(7,705)
Total interest-bearing deposits	21,432	(93,199)	(71,767)	51,266	88,679	139,945
Federal funds purchased and other short-term borrowings	1,099	3	1,102	(3,729)	665	(3,064)
FHLB advances	433	—	433	(5,761)	—	(5,761)
Long-term debt	(5,367)	(942)	(6,309)	(257)	168	(89)
Total borrowed funds	(3,835)	(939)	(4,774)	(9,747)	833	(8,914)
Total interest-bearing liabilities	17,597	(94,138)	(76,541)	41,519	89,512	131,031
Increase in net interest revenue	$23,313	$58,242	$81,555	$(2,730)	$12,456	$9,726

Any variance attributable jointly to volume and rate changes is allocated to the volume and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Noninterest Income

The following table presents the components of noninterest income for the periods indicated.

Table 4 - Noninterest Income
For the Years Ended December 31,
(in thousands)				Change
	2025	2024	2023	2025-2024
Service charge and fees:
Overdraft fees	$13,538	$13,523	$11,737	—%
ATM and debit card interchange fees	16,000	15,563	15,431	3
Other service charges and fees	12,193	11,908	11,244	2
Total service charges and fees	41,731	40,994	38,412	2
Mortgage loan gains and related fees	25,073	27,567	19,220	(9)
Wealth management fees	18,870	23,695	23,740	(20)
Gains (losses) from sales of other loans, net	7,923	(21,284)	9,146	n/m
Other lending and loan servicing fees	16,412	14,396	13,973	14
Securities gains (losses), net	352	(3,316)	(53,333)	n/m
Other noninterest income:
Customer derivatives	4,916	2,304	2,517	113
Other investment income	3,205	7,817	(7)	n/m
BOLI	10,138	9,299	8,030	9
Treasury management income	8,470	6,779	5,064	25
Other	16,955	16,505	8,721	3
Total other noninterest income	43,684	42,704	24,325	2
Total noninterest income	$154,045	$124,756	$75,483	23

The decrease in mortgage loan gains and related fees was primarily a result of a decrease in mortgage servicing income of $2.39 million, which includes fair value adjustments to our mortgage servicing asset.

Wealth management fees decreased in 2025 compared to 2024, which included nine months of fees from FinTrust prior to the sale of that business in October of 2024. However, our assets under management at December 31, 2025 increased to $3.40 billion from $3.15 billion at December 31, 2024 as we continue to grow our United Community Private Wealth division.

Gains and losses on sales of other loans generally result from the sale of SBA/USDA loans and equipment financing loans. We sell a portion of our SBA/USDA loan production each quarter, which is determined mostly by the current lending environment and balance sheet management activities. We also sell certain equipment financing receivables based on market conditions. In addition, during 2024, we sold $303 million of manufactured housing loans, substantially all of that portfolio, which resulted in a $27.2 million loss. The sale reduced risk and allowed us to redirect resources to activities that better align with our strategic objectives.

The increase in other lending and loan servicing fees was mostly driven by an increase in equipment financing fee revenue.

Customer derivative fees were up due to stronger loan growth and increased product demand, attributable to the lower interest rate environment compared to the same periods of 2024.

The decrease in other investment income was driven primarily by less favorable unrealized gains on mutual funds and equity securities during 2025 compared to 2024.

Treasury management income increased 25% compared to 2024, which reflects our continued investment in both talent and product offerings related to this line of business.

Provision for Credit Losses

We recorded a provision for credit losses of $48.8 million in 2025, compared to $51.0 million in 2024. The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined by management reflecting expected life of loan losses. Additional discussion on the ACL is included in the “Allowance for Credit Losses” section under “Credit Risk Management” section of this Report.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated.

Table 5 - Noninterest Expense
For the Years Ended December 31,
(dollars in thousands)				Change
	2025	2024	2023	2025-2024
Salaries and employee benefits	$354,451	$340,043	$318,464	4%
Occupancy	44,968	44,306	42,640	1
Communications and equipment	55,244	49,249	43,264	12
Professional fees	24,595	24,732	26,732	(1)
Lending and loan servicing expense	8,759	8,379	9,722	5
Outside services - electronic banking	13,441	13,703	11,577	(2)
Postage, printing and supplies	10,650	9,867	9,467	8
Advertising and public relations	9,605	8,546	9,473	12
FDIC assessments and other regulatory charges	18,987	20,978	27,449	(9)
Amortization of intangibles	13,079	14,596	15,175	(10)
Merger-related and other charges	10,204	8,623	27,210	18
Other	27,951	35,145	30,100	(20)
Total noninterest expense	$591,934	$578,167	$571,273	2

The increase in salaries and employee benefits was driven by higher total compensation, reflecting annual merit increases that went into effect on April 1, 2025, higher performance-related incentive compensation and the addition of ANB employees on May 1, 2025. Full time equivalent headcount totaled 3,070 at December 31, 2025, up 3% from 2,979 at December 31, 2024.

Communications and equipment expense increased primarily due to new software contracts and incremental software contract costs on existing contracts, including volume based increases.

FDIC assessments and other regulatory charges decreased for 2025 as the comparative period of 2024 included $1.74 million of FDIC special assessment expense.

Other noninterest expense decreased for 2025 as the 2024 comparative period included a $5.39 million loss on the sale of FinTrust. In addition, during 2025, fraud losses declined compared to 2024.

Merger-related and other charges for 2025 primarily related to the ANB acquisition and branch closure costs. Merger-related and other charges for 2024 primarily consisted of costs associated with our rebranding, branch closure costs, and expense related to the sale of FinTrust.

Income Tax Expense

The following table presents income tax expense and the effective tax rate for the periods indicated.

Table 6 - Income Tax Expense
(dollars in thousands)

	2025	2024	2023
Income before income taxes	$422,412	$323,006	$232,545
Income tax expense	94,317	70,609	45,001
Effective tax rate	22.3%	21.9%	19.4%

See Note 19 for a reconciliation of income taxes calculated at our statutory federal income tax rate to income tax expense recognized in our consolidated statements of income. Reconciling items generally consist of state income taxes, as well as the effect of tax exempt income and non-deductible expenses.

Managing Risk

Our business purpose is to provide financial services and products to customers, which inherently comes with risk. We strive to manage, mitigate and optimize that risk appropriately. We maintain an enterprise risk framework that provides for the structure of the governance and oversight of our primary risk categories, which are outlined below.

•Credit risk: The risk that a borrower or counterparty will fail to perform on an obligation. Credit risk is interrelated with asset quality risk, collection risk and concentration risk. Asset quality risk is associated with the potential for losses due to the deterioration in the value of the loan portfolio. Collection risk relates to our ability to collect on and manage delinquent accounts. Concentration risk is the risk that we could incur a loss due to a significant exposure to a single borrower or group of borrowers such as an industry or geographic region.
•Liquidity risk: The potential that we will be unable to meet our financial obligations as they become due because of an inability to liquidate assets or obtain adequate funding or that we cannot easily unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions. Funding risk, which is the potential inability to generate cash flow to meet short-term obligations, and funding source risk, reflecting the potential inability to obtain and maintain funding from various sources, are included within liquidity risk.
•Market / interest rate risk: The risk resulting from adverse movements in market rates or prices. Market risk includes interest rate risk, the potential for financial losses due to fluctuations related to interest rates, and hedging risk, the potential for financial losses or reduced gains stemming from hedging strategies used to manage other risks.
•Capital risk: The risk of loss of capital/equity through events such as a reduction of earnings, growth in excess of capital generation, or other unforeseen events resulting in earnings loss and/or capital erosion. We also manage capital adequacy risk, which is the risk of not having sufficient capital to meet obligations and absorb unexpected losses. Capital inadequacy can lead to insolvency.
•Strategic risk: The potential that strategic decisions will have an adverse effect on our current or projected financial condition. This includes adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the financial services industry and operating environment. Planning, budgeting and competition risks fall under the strategic risk umbrella.
•Operational risk: The potential that inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events will have an adverse effect on our current or projected financial condition. The following risks are included within operational risk: execution, technology, information security, data, talent/culture, model, fraud, third-party, physical, and business disruption/continuity.
•Legal and compliance risk: The potential for financial loss, reputational damage or operational disruptions due to legal actions, non-compliance with laws and regulations or contractual failures. Compliance risk also pertains to the risk that changes in laws and regulations could affect the operations of our business. We are subject to examination and reporting requirements of the Federal Reserve, FDIC, the SCBFI and the CFPB and we are also subject to various requirements and restrictions under federal and state law.
•Reputation risk: The risk arising from negative public opinion or damaged relationships due to actions of the Bank, its employees or flaws in our products and services. This risk may impair the Bank's competitiveness by affecting its ability to establish new relationships or services or continue servicing existing relationships.

The objective of our risk framework is to establish a formal structure for identifying, assessing, managing, monitoring and reporting risks in order to assist the Bank in achieving its strategic objectives. The framework’s three guiding principles are to be comprehensive, scalable and adaptable. First, the framework provides for comprehensive risk identification and reporting practices that support informed decision-making. Second, the framework establishes a foundational risk management philosophy that provides for the sustainability of a safe and profitable bank. Third, the design of the framework is adaptable allowing risk owners to manage risks to the specific needs of business units and allows for the evolution of risk management activities as the Bank’s risk profile and resources evolve over time.

The following discussion of our financial results and activities for the periods covered by this Report are grouped into their most relevant risk categories of Credit Risk Management, Liquidity Risk Management, Market / Interest Rate Risk Management and Capital Risk Management.

Credit Risk Management

Credit risk is inherent to the lending function. It is important to identify the causes for major credit problems and implement a sound risk management system so returns are maximized while risks are minimized. Growth of portfolios, entrance into new markets or business lines, acquired portfolios, new lending personnel, a competitive environment, counterparty exposures, and current economic conditions all may contribute to an elevated credit risk environment if not properly managed.

Our loan portfolio is the largest asset on our balance sheet; therefore credit risk management plays a key role in our overall risk management infrastructure. We consider it essential to maintain a strong credit culture throughout the bank. Credit culture encompasses the behavior, beliefs, philosophy, organization and policies relating to the management of the entire credit function.

We manage concentration risk through project limits, portfolio and sub-portfolio limits, and relationship exposure limits, which vary by risk rating, as well as industry concentration limits.

We have robust underwriting policies that prioritize rational decision-making, compliance with regulatory standards, portfolio diversification, and continuous monitoring, aiming to achieve a balanced approach between risk and reward while ensuring the long-term stability and success of our organization.

Asset Quality

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

Loans

As of December 31, 2025, loans totaled $19.4 billion, an increase of $1.21 billion, or 7%, compared to $18.2 billion at December 31, 2024. The increase reflects the addition of loans acquired from ANB, which totaled $301 million at acquisition, and organic loan growth, particularly in our commercial portfolio and in home equity loans.

Allowance for Credit Losses

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

The ACL for loans at December 31, 2025 totaled $210 million compared to $207 million at December 31, 2024 and the ACL for loans as a percentage of total loans decreased to 1.09% from 1.14%. The increase in ACL was primarily attributable to loan growth and the initial allowance established for ANB, partially offset by the full release of the Hurricane Helene related allowance over the course of 2025. The initial ACL for ANB loans totaled $3.65 million, $1.25 million of which was reclassified from the fair value of PCD loans with no impact to earnings. The Hurricane Helene reserve was $9.80 million at December 31, 2024 and was gradually released throughout 2025 based on our assessment of potential storm-related loan losses. Our ACL for unfunded commitments totaled $15.1 million at December 31, 2025 compared to $10.4 million at December 31, 2024, mostly due to an increase in construction commitments.

The following tables provide information on loans and the ACL for the periods indicated. See Note 6 to the consolidated financial statements for further information on loans and the ACL.

The following table presents the loan portfolio and the allocation of the ACL by loan type for the periods indicated.
Table 7 - Loan Portfolio Composition and ACL Allocation
As of December 31,
(dollars in thousands)

	2025				2024				2023
	Loans	% of portfolio	ACL	ACL to Loans	Loans	% of portfolio	ACL	ACL to Loans	Loans	% of portfolio	ACL	ACL to Loans
Owner occupied CRE	$3,949,898	20%	$24,888	0.63%	$3,398,217	19%	$19,873	0.58%	$3,264,051	18%	$23,542	0.72%
Income producing CRE	5,032,342	26	44,071	0.88	4,360,920	24	41,427	0.95	4,263,952	23	47,755	1.12
Commercial & industrial	2,696,291	14	43,269	1.60	2,428,376	13	35,441	1.46	2,411,045	13	30,890	1.28
Commercial construction & land	997,802	5	8,286	0.83	1,655,710	9	16,370	0.99	1,859,538	10	21,741	1.17
Equipment financing	1,847,999	10	45,852	2.48	1,662,501	9	47,415	2.85	1,541,120	9	33,383	2.17
Total commercial	14,524,332	75	166,366	1.15	13,505,724	74	160,526	1.19	13,339,706	73	157,311	1.18
Residential mortgage	3,157,017	16	29,241	0.93	3,231,479	18	32,259	1.00	3,198,928	17	28,219	0.88
Home equity	1,319,474	7	11,849	0.90	1,064,874	6	11,247	1.06	958,987	5	9,647	1.01
Residential construction & land	190,625	1	1,799	0.94	178,405	1	1,672	0.94	301,650	2	1,833	0.61
Manufactured housing (2)	—	—	—	—	1,723	—	450	26.12	336,474	2	10,339	3.07
Consumer	187,536	1	1,174	0.63	186,448	1	844	0.45	181,117	1	722	0.40
Total (1)	$19,378,984		$210,429	1.09	$18,168,653		$206,998	1.14	$18,316,862		$208,071	1.14
(1) Loans presented exclude fair value hedge basis adjustments. (2) In 2025, manufactured housing loans were included in consumer loans.

The following table sets forth the maturity distribution of our loan portfolio, as well as the interest rate sensitivity for loans maturing after one year.
Table 8 - Loan Portfolio Maturity
As of December 31, 2025
(in thousands)

	Maturity					Rate Structure for Loans Maturing Over One Year (2)
	One Year or Less	2 - 5 Years	6 - 15 Years	After 15 Years	Total (1)	Fixed Rate	Variable Rate
Owner occupied CRE	$327,127	$2,129,219	$1,291,876	$201,676	$3,949,898	$2,312,450	$1,310,321
Income producing CRE	1,176,072	2,923,395	782,985	149,890	5,032,342	1,857,029	1,999,241
Commercial & industrial	536,234	1,515,726	584,877	59,454	2,696,291	793,966	1,366,091
Commercial construction & land	415,882	436,147	128,052	17,721	997,802	134,069	447,851
Equipment financing	66,050	1,364,086	417,863	—	1,847,999	1,781,949	—
Total commercial	2,521,365	8,368,573	3,205,653	428,741	14,524,332	6,879,463	5,123,504
Residential mortgage	16,008	21,865	168,343	2,950,801	3,157,017	1,052,420	2,088,589
Home equity	17,374	43,666	43,865	1,214,569	1,319,474	2,005	1,300,095
Residential construction & land	6,280	3,552	23,867	156,926	190,625	161,128	23,217
Consumer	25,974	132,797	26,168	2,597	187,536	156,709	4,853
Total	$2,587,001	$8,570,453	$3,467,896	$4,753,634	$19,378,984	$8,251,725	$8,540,258
(1) Loans presented exclude fair value hedge basis adjustments. (2) The fixed versus variable determination does not reflect the portfolio layer fair value hedges on certain loans.

The following table summarizes net charge-offs to average loans for each of the past three years.

Table 9 - Net Charge-offs
Years Ended December 31,
(dollars in thousands)

	2025			2024			2023
	Average Loans	Net Charge-Offs (Recoveries)	Net Charge-Offs to Average Loans	Average Loans	Net Charge-Offs (Recoveries)	Net Charge-Offs to Average Loans	Average Loans	Net Charge-Offs (Recoveries)	Net Charge-Offs to Average Loans
Owner occupied CRE	$3,536,366	$4,703	0.13%	$3,302,948	$(2)	—%	$3,166,495	$503	0.02%
Income producing CRE	4,523,284	1,429	0.03	4,193,032	3,581	0.09	3,834,585	5,939	0.15
Commercial & industrial	2,529,312	9,899	0.39	2,349,933	13,839	0.59	2,483,931	21,059	0.85
Commercial construction & land	1,699,442	1,926	0.11	1,865,786	9	—	1,800,307	(157)	(0.01)
Equipment financing	1,740,217	20,584	1.18	1,577,020	22,943	1.45	1,503,826	20,162	1.34
Residential mortgage	3,210,939	179	0.01	3,233,863	54	—	2,900,916	(246)	(0.01)
Home equity	1,170,841	(209)	(0.02)	991,460	(77)	(0.01)	935,596	(2,878)	(0.31)
Residential construction & land	178,791	238	0.13	223,399	264	0.12	436,513	936	0.21
Manufactured housing (1)	—	—	—	203,735	14,388	7.06	337,712	3,859	1.14
Consumer	187,096	3,177	1.70	183,003	2,691	1.47	176,543	3,066	1.74
	$18,776,288	$41,926	0.22	$18,124,179	$57,690	0.32	$17,576,424	$52,243	0.30
(1) In 2025, manufactured housing loans were included in consumer loans.

During 2025, we recorded lower net charge-offs compared to 2024, as 2024 included $11.0 million in manufactured housing loan charge-offs recorded in connection with the sale of the majority of that portfolio.

Nonperforming Assets

The following table presents NPAs, which consist of nonaccrual loans, OREO and repossessed assets, for the periods indicated. Notably, in 2025 we had two payoffs of senior care loans (included in income producing CRE) totaling $14.6 million.

Table 10 - NPAs
As of December 31,
(in thousands)

	2025	2024	2023
Owner occupied CRE	11,165	11,674	3,094
Income producing CRE	11,488	25,357	30,128
Commercial & industrial	18,294	29,339	13,467
Commercial construction & land	18	7,400	1,878
Equipment financing	10,383	8,925	8,505
Total commercial	51,348	82,695	57,072
Residential mortgage	32,423	24,615	13,944
Home equity	5,247	4,630	3,772
Residential construction & land	1,079	57	944
Manufactured housing (1)	—	1,444	15,861
Consumer	1,001	138	94
Total nonaccrual loans	91,098	113,579	91,687
OREO and repossessed assets	2,400	2,056	1,190
Total NPAs	$93,498	$115,635	$92,877

Nonaccrual loans to total loans	0.47%	0.62%	0.50%
NPAs to total assets	0.33	0.42	0.34

ACL - loans to nonaccrual loans coverage ratio	2.31	1.82	2.27
(1) In 2025, manufactured housing loans were included in consumer loans.

Concentration Considerations

Our commercial loan portfolio makes up 75% of our loan portfolio, which includes owner occupied and income producing real estate, commercial and industrial, commercial construction and land and equipment financing loans.

Approximately 76% of our loan portfolio is secured by real estate and therefore, can be affected by changes in real estate valuations.

The preponderance of our loans are to customers located in the immediate market areas of our banking locations in Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama. Therefore, our exposure to credit risk is significantly affected by changes in the economy within these markets.

As of December 31, 2025, the average credit exposure of our 25 largest credit relationships was $51.5 million, with an aggregate total credit exposure of $1.29 billion, including $282 million in unfunded commitments and $1.01 billion in balances outstanding, excluding participations sold.

Non-owner occupied CRE loans
The following table provides industry concentrations of our non-owner occupied CRE loans, which include the income producing CRE portfolio and non-owner occupied commercial construction loans as of the dates indicated. Common risks for this loan category include declines in general economic conditions, declines in real estate value, declines in lease rates, declines in occupancy rates, supply and demand for various industries and lack of suitable alternative use for the property. We monitor our income producing CRE portfolio through debt covenant monitoring and performing annual review procedures.

Table 11 - Industry Concentrations of Non-Owner Occupied CRE Loans
As of December 31,
(dollars in thousands)

	2025		2024
	Total	% of loans in category	Total	% of loans in category
Retail	$1,338,882	23%	$1,221,168	21%
Office	898,359	15	836,419	15
Multifamily	889,579	15	973,065	17
Warehouse and industrial	656,749	11	584,659	10
Hotel	487,467	8	485,093	9
Builder finance	360,698	6	329,349	6
Rental 1-4 family	325,105	6	325,189	6
Self storage	296,583	5	257,770	5
Other	265,937	5	250,261	4
Senior care	204,558	3	311,112	5
Land	155,956	3	140,527	2
Total	$5,879,873	100%	$5,714,612	100%

Liquidity Risk Management

Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. The primary objective of liquidity management is to maintain the ability to meet the daily cash flow requirements of customers, both depositors and borrowers, at a reasonable cost and to take advantage of revenue producing opportunities as they arise. As part of our liquidity management, we focus on maximizing the amount of securities and loans available as collateral for contingent liquidity sources and calibrating our assumptions in our liquidity stress test on an ongoing basis, particularly as it relates to deposit duration. We also conduct scenario analyses and tabletop exercises to help identify, measure, and control risks associated with hypothetical stress events that would have an adverse impact on liquidity. Similarly, periodic testing of secondary funding sources is conducted to reduce the operational risks associated with unexpected industry-wide liquidity events, such as the bank failures that occurred in 2023. We maintain an unencumbered liquid asset reserve to help ensure our ability to meet our obligations under normal conditions for at least a 12-month period and under severely adverse liquidity conditions for a minimum of 30 days. While the desired level of liquidity will vary depending upon a variety of factors, our primary goal is to maintain a sufficient level of liquidity in all expected economic environments.

The Bank’s main source of liquidity is customer deposit accounts. Liquidity is also available from cash and cash equivalents and wholesale funding sources consisting primarily of Federal funds purchased, securities sold under agreements to repurchase, FHLB advances and brokered deposits. Wholesale funding instruments are generally short-term in nature and used as necessary to fund asset growth and meet other short-term liquidity needs. At the end of 2025 and 2024, due to loan growth and some seasonal deposit attrition, we utilized modest short-term borrowings to meet short-term funding needs. At December 31, 2025 and 2024, we had $85.0 million and $195 million, respectively, of outstanding federal funds purchased. Our loan and securities portfolios also provide liquidity primarily through loan principal and interest payments and the maturities and sales of securities, as well as the ability to use these assets as collateral for borrowings on a secured basis.

At December 31, 2025 and 2024, we had sufficient qualifying collateral to support additional borrowings, which is detailed in the table below.

Table 12 - Liquid Funds and Unused Borrowing Capacity
(in thousands)
Available liquid funds:	December 31, 2025	December 31, 2024
Cash and cash equivalents	$395,754	$519,873

Availability of borrowings (1):
FHLB	$2,006,045	$1,917,905
Federal Reserve - Discount Window	2,347,191	2,267,139

Unpledged securities available as collateral for additional borrowings	$3,007,534	$3,603,885
(1) Based on collateral pledged.

Additionally, because the Holding Company is a separate entity and apart from the Bank, it must provide for its own liquidity. The Holding Company is responsible for the payment of dividends to its common shareholders, and interest and principal on any outstanding debt or trust preferred securities. The Holding Company currently has internal capital resources to meet these obligations. While the Holding Company has access to the capital markets, the ultimate sources of its liquidity are subsidiary service fees and dividends from the Bank, which are limited by applicable law and regulations. In 2025 and 2024, the Bank paid dividends of $356 million and $153 million, respectively, to the Holding Company. Holding Company liquidity is maintained at a level of at least 125% of the next 12 months of forecasted cash obligations.

In the opinion of management, our liquidity position at December 31, 2025 was sufficient to meet our expected cash requirements.

Deposits

Customer deposits are the primary source of funds for the continued growth of our earning assets. We believe our high level of service, as evidenced by our strong customer satisfaction scores, is instrumental in attracting and retaining customer deposit accounts. Compared to December 31, 2024, customer deposits increased $330 million, which reflects deposits acquired in the ANB transaction and organic growth. Money market accounts increased the most significantly due to continued high demand as money markets are more liquid than time deposits and offer a higher interest rate than demand and savings accounts. As of December 31, 2025, we had approximately $9.81 billion in uninsured deposits, of which $3.02 billion was collateralized by investment securities. The following table sets forth the deposit composition for the periods indicated.

Table 13 - Deposits
As of December 31,
(dollars in thousands)

	2025		2024
	Balance	Customer Deposit Composition	Balance	Customer Deposit Composition
Noninterest-bearing demand	$6,252,252	27%	$6,211,182	27%
NOW and interest-bearing demand	5,969,864	25	6,141,342	26
Money market and savings	7,781,861	33	7,498,735	32
Time	3,619,189	15	3,441,424	15
Total customer deposits	23,623,166	100%	23,292,683	100%
Brokered deposits	175,264		168,292
Total deposits	$23,798,430		$23,460,975

The following table sets forth the scheduled maturities of time deposits greater than $250,000.

Table 14 - Maturities of Time Deposits Greater than $250,000
As of December 31, 2025
(in thousands)

Three months or less	$486,654
Over three through six months	445,050
Over six months through twelve months	162,837
Over one year	61,507
Total	$1,156,048

Investment Securities

The composition of the investment securities portfolio reflects our investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of revenue. The investment securities portfolio also provides a balance to interest rate risk and credit risk in other categories of the balance sheet while providing a vehicle for the investment of available funds, furnishing liquidity, and supplying securities to pledge as required collateral for certain deposits and borrowings. We utilize fair value hedges on a portion of our AFS securities portfolio in order to mitigate the impact of potential future unrealized losses on our tangible common equity. Gains and losses related to the hedges and hedged items are reflected in investment securities interest income. The changes in the fair value of the hedges and the hedged items substantially offset each other. See Notes 5 and 8 to the consolidated financial statements for further detail on investment securities and derivatives, respectively.

The table below summarizes the carrying value of our securities portfolio and other relevant portfolio metrics as of the dates presented. Effective duration represents the expected change in the price of a security when rates change by 100 basis points.

Table 15 - Investment Securities
As of December 31,
(dollars in thousands)

	2025		2024
	Carrying Value	% of portfolio	Carrying Value	% of portfolio	2025 - 2024 $ Change
AFS	$3,750,863	63%	$4,436,291	65%	$(685,428)
HTM	2,237,356	37	2,368,107	35	(130,751)
Total investment securities	$5,988,219		$6,804,398		$(816,179)

Investment securities as a % of total assets	21%		25%
Weighted average life	5.4 years		5.7 years
Swap adjusted effective duration	3.5%		3.5%
Effective duration	3.8		3.9

The decrease in the investment securities portfolio reflects our current balance sheet management optimization strategy that prioritizes reinvesting principal and interest from securities to fund loan growth.

At December 31, 2025, HTM debt securities had a fair value of $1.92 billion, indicating pre-tax net unrealized losses of $319 million. Additional pre-tax unrealized losses on HTM debt securities of $51.7 million were included in AOCI as a result of the transfer of AFS debt securities to HTM in 2022. Unrealized losses were primarily attributable to changes in interest rates.

The following table presents the amortized cost of securities by contractual maturity of investment securities and weighted-average yields on an FTE basis. Weighted-average yield for each maturity range includes coupon interest, discount accretion and premium amortization and has been calculated using the amortized cost of each security in that range. The composition and maturity / repricing distribution of the securities portfolio is subject to change depending on rate sensitivity, capital and liquidity needs. Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

Table 16 - Contractual Maturity and Weighted-Average Yield of AFS and HTM Debt Securities
As of December 31, 2025
(dollars in thousands)

	Maturity By Years
	1 or Less		1 to 5		6 to 10		Over 10		Total
	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield	Amortized Cost	Yield
AFS
U.S. Treasuries	$209,572	3.81%	$286,830	2.78%	$—	—%	$—	—%	$496,402	3.21%
U.S. Government agencies & GSEs	11,823	1.18	61,410	1.47	163,060	4.65	71,803	4.12	308,096	3.76
State and political subdivisions	4,091	2.83	43,350	1.67	64,678	1.63	52,999	1.62	165,118	1.67
Residential MBS, Agency & GSE	—	1.08	43,011	4.37	91,954	3.15	1,368,997	3.64	1,503,962	3.63
Residential MBS, Non-agency	—	—	—	—	394	6.29	272,475	4.61	272,869	4.61
Commercial MBS, Agency & GSE	52,665	5.29	354,709	3.97	116,689	3.54	180,255	2.92	704,318	3.73
Commercial MBS, Non-agency	—	—	—	—	—	—	7,857	4.16	7,857	4.16
Corporate bonds	26,929	1.61	102,715	1.97	12,883	4.48	—	—	142,527	2.13
Asset-backed securities	—	—	—	—	13,447	5.28	271,988	5.13	285,435	5.14
Total AFS securities	$305,080	3.75	$892,025	3.09	$463,105	3.67	$2,226,374	3.85	$3,886,584	3.65

HTM
U.S. Treasuries	$—	—%	$19,927	1.40%	$—	—%	$—	—%	$19,927	1.40%
U.S. Government agencies & GSEs	—	—	18,279	1.22	68,072	1.70	12,500	3.54	98,851	1.84
State and political subdivisions	500	5.76	35,283	1.94	81,235	2.55	165,789	2.47	282,807	2.43
Residential MBS, Agency & GSE	—	—	7,495	2.48	8,422	2.24	1,166,181	1.85	1,182,098	1.86
Commercial MBS, Agency & GSE	—	—	47,891	1.38	170,300	1.89	420,482	2.02	638,673	1.94
Supranational entities	—	—	—	—	15,000	1.64	—	—	15,000	1.64
Total HTM securities	$500	5.76	$128,875	1.58	$343,029	2.00	$1,764,952	1.96	$2,237,356	1.95

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

ACL- Investments
Our HTM debt securities portfolio is evaluated quarterly to assess whether an ACL is required. At both December 31, 2025 and 2024, calculated credit losses on HTM debt securities were deemed de minimis due to the high credit quality of the portfolio, which included securities issued or guaranteed by U.S. Government agencies, GSEs, high credit quality municipalities and supranational entities. As a result, no ACL for HTM debt securities was recorded.
For AFS debt securities in an unrealized loss position, absent circumstances when the securities would be sold, we evaluate whether the decline in fair value has resulted from credit losses or other factors. If the evaluation indicates a credit loss exists, an ACL may be recorded. At both December 31, 2025 and 2024, there was no ACL related to the AFS debt securities portfolio. Unrealized losses at December 31, 2025 and 2024 primarily reflected the effect of changes in interest rates.

See Note 1 to the consolidated financial statements for further information on the ACL for investment securities.

Long-term Debt

At December 31, 2025 and 2024, we had long-term debt outstanding of $120 million and $254 million, respectively. As of December 31, 2025 long-term debt consisted of subordinated debentures and trust preferred securities, all of which were obligations of the Holding Company. During 2025, we redeemed two senior debt series prior to maturity, which totaled $135 million. In connection with these redemptions, we recognized a $768,000 loss representing the unamortized debt issuance costs as of each instrument’s respective redemption date.

The following table provides long-term debt outstanding by maturity in five-year increments as of the date indicated. Additional information regarding debt instruments is provided in Note 12 to the consolidated financial statements.

Table 17 - Long-term Debt by Maturity Category
As of December 31, 2025
(in thousands)

Next 5 years	$100,000
6 - 10 years	5,155
11 - 15 years	20,620
125,775
Less discount	(5,375)
Total long-term debt	$120,400

Operating Lease Obligations

We are a party to operating lease agreements for many of our branch locations, ATMs, ITMs, loan production offices and operation centers. For qualifying leases with a term exceeding one year, we record a lease liability and ROU asset on our balance sheet. As of December 31, 2025, the lease liability and ROU asset totaled $38.4 million and $37.0 million, respectively, compared to $45.2 million and $42.8 million, respectively, at December 31, 2024. During 2025, we recorded $3.63 million in ROU assets in exchange for operating lease liabilities of approximately the same amount.

As of December 31, 2025, the remaining terms of our leases with remaining lease liabilities ranged from three months to 10 years. Certain leases contain options to renew the lease at the end of the current term. Unless we have determined we are reasonably likely to renew the lease, these options have been excluded from the calculation of our lease liability and ROU asset. Additional information regarding operating leases is provided in Note 13 to the consolidated financial statements.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of customers. These financial instruments included commitments to extend credit and letters of credit, which totaled $4.79 billion at December 31, 2025.

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

In addition, we hold investments in certain limited partnerships for tax credit and CRA purposes. We also hold investments in fintech fund limited partnerships. As of December 31, 2025, for certain of these investments, we had committed to fund an additional $50.8 million related to future capital calls that has not been reflected in the consolidated balance sheet.

We are not involved in off-balance sheet contractual relationships, other than those disclosed in this Report, that could result in liquidity needs or other commitments, or that could significantly affect earnings. See Note 22 to the consolidated financial statements for additional information on off-balance sheet arrangements.

Market / Interest Rate Risk Management

Net interest revenue and the fair value of financial instruments are influenced by changes in the level of interest rates. We attempt to limit our exposure to fluctuations in interest rates through policies established by our ALCO and approved by the Board.

The ALCO meets periodically and has responsibility for formulating and recommending asset/liability management policies to the Board, formulating and implementing approved strategies to improve balance sheet positioning and/or earnings, and reviewing interest rate sensitivity. It is responsible for overseeing strategies, policies, and procedures for managing interest rate risk, as well as appropriately developing, executing and maintaining:
•Appropriate policies, procedures, and internal controls addressing interest rate risk management, including limits and controls over interest rate risk exposures and for monitoring that such exposures remain within our risk tolerances;
•Comprehensive systems and standards for measuring interest rate risk, valuing positions, and assessing performance, including procedures for updating interest rate risk measurement scenarios and sensitivity analysis, and reviewing key model assumptions.

ALCO reviews and considers potential strategies for mitigating interest rate risk, considering the risk versus reward trade-off in light of current or expected market conditions. It also considers the interest rate environment when determining the level of interest rate risk it deems appropriate at any given time. In addition, ALCO takes into consideration the current and forecasted capital levels including the interest rate risk relative to the forecasted earnings and capital.

Our Treasury department monitors the Bank’s interest rate risk exposures by utilizing simulations using various scenarios and sensitivity analyses to quantify such exposures. The Treasury department presents potential interest rate risk mitigation strategies and makes recommendations to ALCO with respect to hedges or balance sheet strategies for managing the Bank’s interest rate risk exposures and oversees such potential strategies remain consistent with the strategic objectives of the Bank.

Interest Rate Sensitivity

Interest rate sensitivity is a function of the repricing characteristics of the portfolio of assets and liabilities. These repricing characteristics are the time frames within which the interest-earning assets and interest-bearing liabilities are subject to change in interest rates either at replacement, repricing or maturity. Interest rate sensitivity management focuses on the maturity structure of assets and liabilities and their repricing characteristics during periods of changes in market interest rates. Effective interest rate sensitivity management is intended to ensure that both assets and liabilities respond to changes in interest rates on a net basis within an acceptable timeframe, thereby minimizing the potentially adverse effect of interest rate changes on net interest revenue.

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

Management uses an asset/liability simulation model to measure the potential change in net interest revenue over time using multiple interest rate scenarios. Our modeling utilizes net interest revenue simulations with various interest rate shocks and ramps, which are compared to a base scenario that assumes rates remain unchanged. In the shock scenarios, rates immediately change the full amount at the scenario onset. In the ramp scenarios, rates change by 25 basis points per month until they reach the predetermined levels. The

ALCO periodically reviews the assumptions for reasonableness based on historical data and future expectations; however, actual net interest revenue may differ from model results.

The net interest revenue simulation model includes significant key assumptions which may change over time and differ from actual future results. Examples include the shape of modeled yield curves, balance sheet mix and balance sheet behaviors (timing and magnitude). In these scenarios, balances and balance sheet mix are generally consistent throughout the forecast horizon for all scenarios. The impact from existing and forward-starting derivatives are also included in simulated model output.

We utilize derivative financial instruments as a cost-effective and capital-effective means of modifying the repricing characteristics of on-balance sheet assets and liabilities. These contracts generally consist of interest rate swaps under which we pay a fixed rate, (or variable rate, as the case may be) and receive a variable rate (or fixed rate, as the case may be).

Derivative financial instruments that are designated as accounting hedges are classified as either cash flow or fair value hedges. The change in fair value of cash flow hedges is recognized in OCI. Fair value hedges recognize in earnings both the effect of the change in the fair value of the derivative financial instrument and the offsetting effect of the change in fair value of the hedged asset or liability associated with the particular risk of that asset or liability being hedged. We have other derivative financial instruments that are not designated as accounting hedges but are used for interest rate risk management purposes and as an effective economic hedge. Derivative financial instruments that are not accounted for as an accounting hedge are marked to market through earnings. See Note 8 to the consolidated financial statements for further detail.

All non-customer derivative financial instruments are used only for asset/liability management and as effective economic hedges, and not for trading or speculative purposes. Management believes that the risk associated with using derivative financial instruments to mitigate interest rate risk sensitivity should not have any material unintended effect on our financial condition or results of operations. To mitigate potential credit risk, we may require certain counterparties to derivative contracts to pledge cash or securities as collateral to cover the net exposure. However, most of our derivatives clear centrally through the CME where variation margin, as determined by the CME, is settled daily. See Note 8 to the consolidated financial statements for further detail.

The following table presents the modeled 12-month impact on net interest revenue for the interest rate shocks and ramps shown compared to a base scenario that assumes rates remain unchanged. The scenario results presented assume parallel movements in the yield curve, which may differ from actual future curve behavior.

Table 18 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at December 31,
	2025		2024
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	0.52%	0.66%	2.01%	0.92%
100 basis point increase	0.41	0.39	1.19	0.66
100 basis point decrease	(0.81)	(0.69)	(2.27)	(1.46)
200 basis point decrease	(2.06)	(1.35)	(6.00)	(2.38)

Asset sensitivity at the end of 2025 was reduced compared to the previous year, primarily driven by the shortened duration and increased repricing frequency in liabilities. A change in the simulation model and ongoing methodology refinements, including enhanced deposit segmentation in 2025, also impacted the comparisons. .

Effect of Inflation and Changing Prices

A bank’s asset and liability structure is substantially different from that of an industrial firm, because a bank’s assets and liabilities are primarily monetary in nature, with relatively little investment in fixed assets or inventories. Inflation has an important effect on the growth of total assets and the resulting need to increase equity capital at higher than nominal rates in order to maintain an appropriate equity to assets ratio.

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

Capital Risk Management

The maintenance and management of capital levels is one of management’s significant priorities. We are committed to maintaining a capital position that will support ongoing operations and achieve our strategic objectives. The ALCO and the Board are responsible for establishing capital adequacy risk ranges that are appropriate given the risks we are exposed to and the environment in which we operate. Current and projected capital levels are compared to the capital adequacy risk ranges and reported quarterly to the ALCO and the Board. We utilize a baseline capital forecast as part of our capital management and planning process to evaluate current and future capital needs. We also use hypothetical stressed scenarios and sensitivity analyses, based on changing economic conditions and scenarios, including potential merger and acquisition transactions and debt/capital market activities. Forecasting alternative capital scenarios helps inform overall capital adequacy and capital ranges.

Shareholders’ Equity Highlights

Shareholders’ equity at December 31, 2025 was $3.64 billion, an increase of $207 million from December 31, 2024. The increase was primarily a result of net income of $328 million, other comprehensive income of $62.3 million, mostly driven by unrealized holding gains on AFS debt securities, and equity of $65.7 million issued for the acquisition of ANB. These increases were partially offset by dividends on common and preferred stock of $125 million, the redemption of $91.5 million of preferred stock and repurchases of $44.3 million of common stock.

Regulatory Capital

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

As of December 31, 2025, we had outstanding subordinated debt of $100 million, of which $40.0 million qualified as Tier 2 capital after applying a discount related to the debt maturing in 2028. In addition, we had outstanding junior subordinated debentures related to trust preferred securities totaling $25.8 million at December 31, 2025, of which $25.0 million (excluding common securities owned by United) qualified as Tier 2 capital. Further information on subordinated debt and trust preferred securities is provided in Note 12 to the consolidated financial statements.

The following table outlines the minimum ratios required for capital adequacy purposes, as well as the thresholds for a categorization of “well-capitalized”.

Table 19 - Capital Ratios
As of December 31,

				United Community Banks, Inc. (consolidated)		United Community Bank
	Minimum Capital	Well-Capitalized	Minimum Capital Plus Capital Conservation Buffer	2025	2024	2025	2024
Risk-based ratios:
CET1 capital	4.5%	6.5%	7.0%	13.44%	13.27%	12.34%	13.05%
Tier 1 capital	6.0	8.0	8.5	13.44	13.72	12.34	13.05
Total capital	8.0	10.0	10.5	14.77	15.17	13.37	14.08
Leverage ratio	4.0	5.0	N/A	10.28	9.96	9.42	9.46

Additional information related to capital ratios, as calculated under regulatory guidelines, is provided in Note 21 to the consolidated financial statements. As of December 31, 2025 and 2024, both United and the Bank were characterized as “well-capitalized”. The following table shows capital composition as of December 31, 2025 and 2024.

Table 20 - Capital Composition under Basel III
As of December 31,
(in thousands)

	United Community Banks, Inc. (Consolidated)		United Community Bank
	2025	2024	2025	2024
Total common shareholders' equity	$3,638,686	$3,343,861	$3,391,455	$3,282,263
CECL transitional amount (1)	—	3,334	—	3,334
Goodwill	(925,119)	(907,090)	(925,119)	(907,090)
Intangibles, other than goodwill and mortgage servicing rights, net of associated DTLs	(37,274)	(42,334)	(37,274)	(42,334)
DTAs arising from net operating loss and tax credit carryforwards	(2,133)	(2,554)	(2,156)	(1,988)
Net unrealized losses on AFS securities	117,606	177,645	116,985	176,777
Accumulated net gains on cash flow hedges	(5,618)	(9,705)	—	—
Net unrealized losses on HTM securities that are included in AOCI	38,308	45,129	38,308	45,129
Other	276	(150)	276	(150)
CET1 capital	2,824,732	2,608,136	2,582,475	2,555,941
Preferred stock, net of issuance cost	—	88,266	—	—
Tier 1 capital	2,824,732	2,696,402	2,582,475	2,555,941
Tier 2 capital instruments	65,000	85,000	—	—
Qualifying ACL	215,074	200,871	215,074	200,870
Total capital	$3,104,806	$2,982,273	$2,797,549	$2,756,811
(1) The CECL transition was fully phased in for December 31, 2025.

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

Certain areas of accounting inherently have a greater reliance on the use of estimates, assumptions or judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the determination of our ACL to require subjective or complex judgments, estimates and assumptions, and where changes in those judgments, estimates and assumptions (based on new or additional information, changes in the economic climate and/or market interest rates, etc.) could have a significant effect on our financial statements. Therefore, we consider the ACL to be a critical accounting estimate, which we discuss directly with the Audit Committee of our Board.

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

One of the most significant estimates and judgments influencing the results of the ACL calculation is the macroeconomic forecast. Changes in the economic forecast could significantly affect estimated expected credit losses and lead to materially different amounts from one period to the next. At December 31, 2025, we used a baseline economic forecast in our ACL calculation that was generally consistent with economists’ consensus. To provide additional context regarding the sensitivity of the ACL, we simulated our ACL process while considering a more pessimistic forecast of expected economic outcomes. In this downside scenario, the unemployment rate is expected to peak at 7.2% in 2026 compared to 4.8% in the baseline scenario. Excluding consideration of qualitative adjustments, this sensitivity analysis would result in a hypothetical increase to our ACL of $36.0 million at December 31, 2025. This scenario does not reflect our current expectations at December 31, 2025, nor does it capture all the potential unknowns that could arise in the forecast period. It is meant for informational purposes as an approximation of a possible outcome under hypothetical downside conditions.

Additional information on the loan portfolio and ACL can be found in the sections of MD&A titled “Asset Quality and Risk Elements” and “Nonperforming Assets.” Note 1 to the consolidated financial statements includes additional information on accounting policies related to the ACL.

Table 21 - Non-GAAP Performance Measures Reconciliation
Selected Financial Information
For the Years Ended December 31,
(dollars in thousands, except per share data)
	2025	2024	2023
Noninterest income reconciliation
Noninterest income (GAAP)	$154,045	$124,756	$75,483
Loss on sale of manufactured housing loans	—	27,209	—
Gain on lease termination	—	(2,400)	—
Bond portfolio restructuring loss	—	—	51,689
Noninterest income - operating	$154,045	$149,565	$127,172

Noninterest expense reconciliation
Noninterest expense (GAAP)	$591,934	$578,167	$571,273
Loss on FinTrust including goodwill impairment	—	(5,100)	—
FDIC special assessment	—	(1,736)	(9,995)
Merger-related and other charges	(10,204)	(8,623)	(27,210)
Noninterest expense - operating	$581,730	$562,708	$534,068

Net income reconciliation
Net income (GAAP)	$328,095	$252,397	$187,544
Loss on sale of manufactured housing loans	—	27,209	—
Bond portfolio restructuring loss	—	—	51,689
Gain on lease termination	—	(2,400)	—
Loss on sale of FinTrust, including goodwill impairment	—	5,100	—
FDIC special assessment	—	1,736	9,995
Merger-related and other charges	10,204	8,623	27,210
Income tax benefit of non-operating items	(2,212)	(8,702)	(21,489)
Net income - operating	$336,087	$283,963	$254,949

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$2.62	$2.04	$1.54
Loss on sale of manufactured housing loans	—	0.18	—
Deemed dividend on preferred stock redemption	0.03	—	—
Bond portfolio restructuring loss	—	—	0.33
Gain on lease termination	—	(0.02)	—
Loss on sale of FinTrust, including goodwill impairment	—	0.03	—
FDIC special assessment	—	0.01	0.06
Merger-related and other charges	0.06	0.06	0.18
Diluted income per common share - operating	$2.71	$2.30	$2.11

Book value per common share reconciliation
Book value per common share (GAAP)	$30.17	$27.87	$26.52
Effect of goodwill and other intangibles	(7.93)	(7.87)	(8.13)
Tangible book value per common share	$22.24	$20.00	$18.39

Return on tangible common equity reconciliation
Return on common equity (GAAP)	9.12%	7.07%	5.34%
Loss on sale of manufactured housing loans	—	0.61	—
Deemed dividend on preferred stock redemption	0.09	—	—
Bond portfolio restructuring loss	—	—	1.15
Gain on lease termination	—	(0.05)	—
Loss on sale of FinTrust, including goodwill impairment	—	0.11	—
FDIC special assessment	—	0.04	0.22
Merger-related and other charges	0.23	0.19	0.62
Return on common equity - operating	9.44	7.97	7.33
Effect of goodwill and other intangibles	3.90	3.45	3.30
Return on tangible common equity - operating	13.34%	11.42%	10.63%

Table 21 - Non-GAAP Performance Measures Reconciliation
Selected Financial Information
For the Years Ended December 31,
(dollars in thousands, except per share data)
	2025	2024	2023

Return on assets reconciliation
Return on assets (GAAP)	1.17%	0.90%	0.68%
Loss on sale of manufactured housing loans	—	0.08	—
Bond portfolio restructuring loss	—	—	0.15
Gain on lease termination	—	(0.01)	—
Loss on sale of FinTrust, including goodwill impairment	—	0.02	—
FDIC special assessment	—	0.01	0.03
Merger-related and other charges	0.03	0.02	0.08
Return on assets - operating	1.20%	1.02%	0.94%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	55.46%	60.24%	60.09%
Loss on sale of manufactured housing loans	—	(1.63)	—
Gain on lease termination	—	0.15	—
Loss on sale of FinTrust, including goodwill impairment	—	(0.53)	—
FDIC special assessment	—	(0.18)	(1.05)
Merger-related and other charges	(0.95)	(0.90)	(2.87)
Efficiency ratio - operating	54.51%	57.15%	56.17%

Tangible common equity to tangible assets reconciliation
Equity to total assets (GAAP)	12.99%	12.38%	11.95%
Effect of goodwill and other intangibles	(3.07)	(3.09)	(3.27)
Effect of preferred equity	—	(0.32)	(0.32)
Tangible common equity to tangible assets	9.92%	8.97%	8.36%

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Market / Interest Rate Risk Management (including Table 18 – Interest Sensitivity) in MD&A for Quantitative and Qualitative Disclosures about Market Risk.

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

Management has assessed the effectiveness of the internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and in compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

Based on our assessment, management concluded that as of December 31, 2025, United Community Banks, Inc.’s internal control over financial reporting is effective based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

/s/ H. Lynn Harton	/s/ Jefferson L. Harralson
H. Lynn Harton	Jefferson L. Harralson
Chairman, Chief Executive Officer and	Executive Vice President and
President	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of United Community Banks, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of United Community Banks, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and December 31, 2024, and the related consolidated statements of income, of comprehensive income (loss), of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management’s assessment and our audit of the Company’s internal control over financial reporting also included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Allowance for Credit Losses – Qualitative Adjustments

As described in Notes 1 and 6 to the consolidated financial statements, the allowance for credit losses – loans and leases (collectively referred to as “ACL”) of $210 million as of December 31, 2025 represents management’s estimate of expected credit losses for the remaining estimated life of loans and leases, a portion of which relates to qualitative adjustments for certain portfolio segments. Management determined the ACL using relevant available information from internal sources relating to past events, current conditions, and reasonable and supportable forecasts. Expected credit losses were estimated using a regression model for each portfolio segment based on historical data combined with a baseline economic forecast to predict the change in credit losses. These estimates were then combined with a starting value that was based on the Company’s recent charge-off experience to produce an expected default rate, with the results subject to a floor. For the majority of loans and leases, the ACL is calculated using a discounted cash flow methodology applied at a loan level with a one-year reasonable and supportable forecast period and a two-year straight-line reversion period, with loss rates, prepayment assumptions and curtailment assumptions driven by each loan’s collateral type. Qualitative adjustments to modeled loss estimates may be made for differences in underwriting standards, portfolio mix, delinquency level, or term, as well as for changes in environmental conditions, such as changes in economic conditions, property values, or other relevant factors.

The principal considerations for our determination that performing procedures relating to the allowance for credit losses – qualitative adjustments is a critical audit matter are (i) the significant judgment by management when developing the allowance for credit losses; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the qualitative adjustments for certain portfolio segments; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the development of the allowance for credit losses, including controls over the qualitative adjustments for certain portfolio segments. These procedures also included, among others, (i) testing management’s process for developing the estimate of expected credit losses; (ii) evaluating the appropriateness of management’s methodology; (iii) testing the completeness and accuracy of the data used by management; and (iv) evaluating the reasonableness of the qualitative adjustments for certain portfolio segments. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of management’s methodology; and (ii) the reasonableness of the qualitative adjustments for certain portfolio segments.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 17, 2026

We have served as the Company’s auditor since 2013.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2025 and 2024
(in thousands, except share data)

	2025	2024
ASSETS
Cash and due from banks	$202,586	$296,161
Interest-bearing deposits in banks	193,168	223,712
Cash and cash equivalents	395,754	519,873
Debt securities available-for-sale	3,750,863	4,436,291
Debt securities held-to-maturity (fair value $1,918,426 and $1,944,126, respectively)	2,237,356	2,368,107
Loans held for sale	39,381	57,534
Loans and leases held for investment	19,384,317	18,175,980
Less allowance for credit losses - loans and leases	(210,429)	(206,998)
Loans and leases, net	19,173,888	17,968,982
Premises and equipment, net	393,714	394,264
Bank owned life insurance	364,184	346,234
Accrued interest receivable	83,557	85,616
Net deferred tax asset	75,861	96,982
Derivative financial instruments	35,313	46,883
Goodwill and other intangible assets, net	967,882	956,643
Other assets (including $72,270 and $69,137 at fair value, respectively)	484,801	442,849
Total assets	$28,002,554	$27,720,258
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$6,252,252	$6,211,182
Interest-bearing deposits	17,546,178	17,249,793
Total deposits	23,798,430	23,460,975
Short-term borrowings	85,000	195,000
Long-term debt	120,400	254,152
Derivative financial instruments	52,997	77,834
Accrued expenses and other liabilities (including $16,485 and $15,331 at fair value, respectively)	307,041	300,170
Total liabilities	24,363,868	24,288,131

Commitments and contingencies (Note 22 - Commitments and Contingencies)

Shareholders' equity:
Preferred stock, $1 par value: 10,000,000 shares authorized; 0 and 3,662 Series I issued and outstanding; $25,000 per share liquidation preference	—	88,266
Common stock, $1 par value; 200,000,000 shares authorized, 120,598,266 and 119,364,110 shares issued and outstanding, respectively	120,598	119,364
Capital surplus	2,754,399	2,723,278
Retained earnings	914,261	714,138
Accumulated other comprehensive loss	(150,572)	(212,919)
Total shareholders’ equity	3,638,686	3,432,127
Total liabilities and shareholders’ equity	$28,002,554	$27,720,258

See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Income
For the Years Ended December 31, 2025, 2024 and 2023
(in thousands, except per share data)

	2025	2024	2023
Interest revenue:
Loans, including fees	$1,153,277	$1,147,477	$1,042,605
Investment securities:
Taxable	209,810	199,789	162,505
Tax exempt	6,690	6,834	7,295
Deposits in banks and short-term investments	13,162	23,641	24,702
Total interest revenue	1,382,939	1,377,741	1,237,107
Interest expense:
Deposits	463,752	535,519	395,574
Short-term borrowings	1,233	131	3,195
Federal Home Loan Bank advances	433	—	5,761
Long-term debt	8,414	14,723	14,812
Total interest expense	473,832	550,373	419,342
Net interest revenue	909,107	827,368	817,765

Noninterest income:
Service charges and fees	41,731	40,994	38,412
Mortgage loan gains and related fees	25,073	27,567	19,220
Wealth management fees	18,870	23,695	23,740
Net gains (losses) from sale of other loans	7,923	(21,284)	9,146
Other lending and loan servicing fees	16,412	14,396	13,973
Securities gains (losses), net	352	(3,316)	(53,333)
Other	43,684	42,704	24,325
Total noninterest income	154,045	124,756	75,483
Total revenue	1,063,152	952,124	893,248

Provision for credit losses	48,806	50,951	89,430

Noninterest expense:
Salaries and employee benefits	354,451	340,043	318,464
Occupancy	44,968	44,306	42,640
Communications and equipment	55,244	49,249	43,264
Professional fees	24,595	24,732	26,732
FDIC assessments and other regulatory charges	18,987	20,978	27,449
Lending and loan servicing expense	8,759	8,379	9,722
Outside services - electronic banking	13,441	13,703	11,577
Postage, printing and supplies	10,650	9,867	9,467
Advertising and public relations	9,605	8,546	9,473
Amortization of intangibles	13,079	14,596	15,175
Merger-related and other charges	10,204	8,623	27,210
Other	27,951	35,145	30,100
Total noninterest expense	591,934	578,167	571,273
Income before income taxes	422,412	323,006	232,545
Income tax expense	94,317	70,609	45,001
Net income	$328,095	$252,397	$187,544

Net income available to common shareholders	$318,183	$244,626	$180,847

Income per common share:
Basic	$2.62	$2.04	$1.54
Diluted	2.62	2.04	1.54
Weighted average common shares outstanding:
Basic	121,309	119,783	117,603
Diluted	121,437	119,900	117,745
See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
For the Years Ended December 31, 2025, 2024 and 2023
(in thousands, except per share data)

	2025			2024			2023
	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
Net income	$422,412	$(94,317)	$328,095	$323,006	$(70,609)	$252,397	$232,545	$(45,001)	$187,544
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains	78,608	(18,302)	60,306	22,626	(5,728)	16,898	59,462	(14,077)	45,385
Realized (gains) losses included in net income	(352)	85	(267)	3,316	(837)	2,479	53,333	(13,575)	39,758
Net unrealized gains	78,256	(18,217)	60,039	25,942	(6,565)	19,377	112,795	(27,652)	85,143
Amortization of unrealized losses on held-to-maturity securities transferred from available-for-sale	7,715	(893)	6,822	8,737	(2,188)	6,549	10,203	(2,452)	7,751
Derivative instruments designated as cash flow hedges:
Unrealized holding (losses) gains on derivatives	(1,046)	264	(782)	4,006	(976)	3,030	1,611	(411)	1,200
Gains on derivative instruments realized in net income	(4,422)	1,117	(3,305)	(5,557)	1,408	(4,149)	(4,719)	1,205	(3,514)
Net cash flow hedge activity	(5,468)	1,381	(4,087)	(1,551)	432	(1,119)	(3,108)	794	(2,314)
Defined benefit pension plan activity:
Net actuarial (loss) gain on defined benefit pension plans	(501)	126	(375)	1,783	(451)	1,332	(625)	159	(466)
Amortization of defined benefit pension plan net periodic pension cost components	(69)	17	(52)	179	(45)	134	244	(62)	182
Net defined benefit pension plan activity	(570)	143	(427)	1,962	(496)	1,466	(381)	97	(284)
Total other comprehensive income	79,933	(17,586)	62,347	35,090	(8,817)	26,273	119,509	(29,213)	90,296
Comprehensive income	$502,345	$(111,903)	$390,442	$358,096	$(79,426)	$278,670	$352,054	$(74,214)	$277,840
See accompanying notes to consolidated financial statements.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended December 31, 2025, 2024 and 2023
(in thousands except share data)

	Shares of Common Stock	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2022	106,222,758	$96,422	$106,223	$2,318,673	$508,844	$(329,488)	$2,700,674
Net income					187,544		187,544
Other comprehensive income						90,296	90,296
Common stock issued for acquisitions	12,279,135		12,279	381,861			394,140
Purchases of preferred stock		(8,156)		35	970		(7,151)
Preferred stock dividends					(6,635)		(6,635)
Common stock dividends ($0.92 per share)					(109,504)		(109,504)
Impact of equity-based compensation awards	461,601		461	11,358			11,819
Impact of other equity plans	46,825		47	295			342
December 31, 2023	119,010,319	88,266	119,010	2,712,222	581,219	(239,192)	3,261,525
Net income					252,397		252,397
Other comprehensive income						26,273	26,273
Preferred stock dividends					(6,293)		(6,293)
Common stock dividends ($0.94 per share)					(113,185)		(113,185)
Impact of equity-based compensation awards	297,679		298	10,909			11,207
Impact of other equity plans	56,112		56	147			203
December 31, 2024	119,364,110	88,266	119,364	2,723,278	714,138	(212,919)	3,432,127
Net income					328,095		328,095
Other comprehensive income						62,347	62,347
Redemption of preferred stock		(88,266)			(3,275)		(91,541)
Common stock issued for acquisitions	2,380,952		2,381	63,357			65,738
Purchases of common stock	(1,510,249)		(1,510)	(42,759)			(44,269)
Preferred stock dividends					(4,719)		(4,719)
Common stock dividends ($0.98 per share)					(119,978)		(119,978)
Impact of equity-based compensation awards	306,495		306	9,976			10,282
Impact of other equity plans	56,958		57	547			604
December 31, 2025	120,598,266	$—	$120,598	$2,754,399	$914,261	$(150,572)	$3,638,686

See accompanying notes to consolidated financial statements

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2025, 2024 and 2023
(in thousands)

	2025	2024	2023
Operating activities:
Net income	$328,095	$252,397	$187,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	45,951	40,930	44,963
Provision for credit losses	48,806	50,951	89,430
Stock-based compensation	11,405	10,803	8,932
Deferred income tax expense	10,145	7,196	6,389
Securities (gains) losses, net	(352)	3,316	53,333
(Gains) losses from other loan sales, net	(7,923)	21,284	(9,146)
FinTrust goodwill write-down	—	5,100	—
Loss (gain) on extinguishment of debt	768	(2,266)	—
Changes in assets and liabilities:
(Increase) decrease in other assets	(12,737)	8,815	(20,504)
Decrease in other liabilities	(58,276)	(24,266)	(49,649)
Decrease (increase) in loans held for sale	18,153	(24,526)	(17,321)
Net cash provided by operating activities	384,035	349,734	293,971

Investing activities:
Debt securities held-to-maturity:
Proceeds from maturities and calls	135,567	128,724	129,873
Debt securities available-for-sale:
Proceeds from sales	547,338	176,721	880,224
Proceeds from maturities and calls	770,979	686,869	646,108
Purchases	(483,155)	(1,943,743)	(856,531)
Net (increase) decrease in loans	(934,103)	82,716	(996,520)
Payments for other investments	(43,686)	(112,347)	(143,645)
Proceeds from other investments	7,959	10,058	124,427
Net cash received in divestitures and acquisitions	41,246	8,592	207,566
Purchases of premises and equipment	(27,579)	(47,044)	(72,485)
Net cash paid for branch disposal	—	—	(93,613)
Other investing inflows	18,892	18,412	11,307
Other investing outflows	(41)	—	—
Net cash provided by (used in) investing activities	33,417	(991,042)	(163,289)

Financing activities:
Net (decrease) increase in deposits	(36,302)	149,485	1,338,641
Net (decrease) increase in short-term borrowings	(110,000)	195,000	(347,615)
Proceeds from Federal Home Loan Bank advances	126,000	1,100	2,225,000
Repayment of Federal Home Loan Bank advances	(126,000)	(1,100)	(2,870,000)
Redemption/repurchase of preferred stock	(91,541)	—	(7,151)
Repayment of long-term debt	(135,000)	(68,557)	—
Repurchase of common stock	(44,269)	—	—
Cash dividends on common stock	(118,518)	(112,316)	(105,085)
Cash dividends on preferred stock	(4,719)	(6,293)	(6,635)
Other financing inflows	2,146	2,853	5,500
Other financing outflows	(3,368)	(2,866)	(6,315)
Net cash (used in) provided by financing activities	(541,571)	157,306	226,340

Net change in cash and cash equivalents	(124,119)	(484,002)	357,022
Cash and cash equivalents at beginning of year	519,873	1,003,875	646,853
Cash and cash equivalents at end of year	$395,754	$519,873	$1,003,875

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

Organization and Basis of Presentation
The Holding Company is a bank holding company under the BHC Act and a financial holding company under the GLB Act. Financial holding company status allows for engagement in a broader range of financial activities. The Holding Company’s principal business is conducted by its wholly-owned commercial bank subsidiary, United Community Bank. United is subject to regulation under the BHC Act. In 2024, United moved its Holding Company headquarters from Blairsville, Georgia to Greenville, South Carolina.

The Bank is headquartered in Greenville, South Carolina and is a South Carolina state-chartered bank subject to examination and reporting requirements of the SCBFI. The Bank serves both rural and metropolitan markets in Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama and provides a full range of banking services. In 2024, the Bank changed its primary federal regulator from the FDIC to the Federal Reserve. The Bank continues to be insured by the FDIC.

The consolidated financial statements include the accounts of the Holding Company, the Bank and other wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheet and revenue and expenses for the years then ended. Actual results could differ significantly from those estimates. Material estimates include the determination of the ACL and the valuation of acquired loans.

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

ACL - HTM Debt Securities: Management measures current expected credit losses on HTM debt securities on a collective basis by major security type, many of which qualify for a zero loss assumption. For those securities which do not qualify for a zero loss assumption, the estimate of current expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management classifies the HTM portfolio into the following major security types: U.S. Treasuries, U.S. Government agencies and GSEs, state and political subdivisions, residential mortgage-backed, agency and GSEs, commercial mortgage-backed, agency and GSEs and supranational entities. Accrued interest receivable on HTM debt securities is excluded from the estimate of credit losses.

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

FDMs: A loan for which the terms have been modified as a result of the borrower experiencing financial difficulty is generally considered to be an FDM. Modified terms that result in a FDM include one or a combination of the following: a reduction of the stated interest rate of the loan, an extension of the amortization period, a more than insignificant payment delay or principal forgiveness. The ACL on FDMs is calculated using the same method as other loans held for investment.

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

The ACL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the ACL when management believes the uncollectibility of a loan balance is confirmed. Accrued interest receivable is excluded from the estimate of credit losses. Accrued interest receivable is reversed against interest income in accordance with our nonaccrual loan policy when management believes it is uncollectible. See caption Nonaccrual Loans above for more detail.

Management determines the ACL balance using relevant available information from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit behaviors along with model judgments provide the basis for the estimation of expected credit losses. Qualitative adjustments to modeled loss estimates may be made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in economic conditions, property values, or other relevant factors. For the majority of loans and leases, the ACL is calculated using a discounted cash flow methodology applied at a loan level with a one-year reasonable and supportable forecast period and a two-year straight-line reversion period. When the discounted cash flow method is used to determine the ACL, management adjusts the effective interest rate used to discount expected cash flows to incorporate expected prepayments.

The ACL - loans is measured on a collective basis when similar risk characteristics exist. United has identified the following portfolio segments and calculates the ACL for each using a discounted cash flow methodology at the loan level, with loss rates, prepayment assumptions and curtailment assumptions driven by each loan’s purpose and collateral type:

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

Commercial construction & land - Risks common to this category of loans are cost overruns, changes in market demand for property, inadequate long-term financing arrangements and declines in real estate values which may be caused by rapidly increasing interest rates or other factors.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies, continued
Residential construction & land- Residential construction & land loans are susceptible to the same risks as residential mortgage loans. Changes in market demand for property lead to longer marketing times resulting in higher carrying costs and declining values.

Manufactured housing - Risks associated with manufactured housing are similar to those described for residential mortgage loans, including general economic conditions and unemployment rates, as well as appropriate lien priority and the general mobility of the collateral as the majority of loans in this category are secured by chattel. During 2024, United sold substantially all of this portfolio. For the 2025 reporting period, these loans are included in the consumer category, since manufactured housing loans are no longer a significant component of loans.

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

Goodwill and Other Intangible Assets
Goodwill is an intangible asset representing the future economic benefits from acquired businesses that are not represented by tangible assets that are individually identified and separately recognized. Goodwill is measured as the excess of the consideration transferred, net of the fair value of identifiable assets acquired and liabilities assumed at the acquisition date. Goodwill is not amortized, but instead is tested for impairment annually or more frequently if events or circumstances exist that indicate a goodwill impairment test should be performed.

Other intangible assets, which are initially recorded at fair value, consist of core deposit intangibles resulting from acquisitions. Core deposit intangible assets are amortized over their estimated useful lives using the sum-of-the-years-digits method. Management evaluates other intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.

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

Servicing Rights
United records servicing assets for SBA loans, USDA loans, and residential mortgage loans when the loan is sold but servicing is retained. This asset represents the right to service the loans and receive a fee in compensation. Servicing assets are initially recorded at their fair value as a component of the sale proceeds. The fair value of the servicing assets is based on an analysis of discounted cash flows that incorporates estimates of (1) market servicing costs, (2) market-based prepayment rates, and (3) market profit margins. Servicing assets are included in other assets.

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

With the exception of LIHTC and qualifying renewable energy partnerships, investments in entities for which United has the ability to exercise significant influence, but not control, over operating and financing decisions are accounted for using the equity method of accounting. Equity method investments are included in other assets in the consolidated balance sheets at cost, adjusted to reflect United’s portion of income, loss, or dividends of the investee. United records its portion of income or loss in other noninterest income in the consolidated statements of income. These investments are periodically evaluated for impairment.

LIHTC and qualifying renewable energy investments are accounted for using the proportional amortization method, which results in the amortization being reported as a component of income tax expense. These investments are included in other assets. Obligations related to unfunded commitments for proportional amortization method investments are reported in other liabilities. Investment tax credits related to non-qualifying renewable energy partnerships are accounted for using the deferral method, such that the investment tax credits are recognized as a reduction to the related investment.

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
United recognizes interest and penalties related to income tax matters in income tax expense.

Derivative Instruments and Hedging Activities
United’s interest rate risk management strategy incorporates the use of derivative instruments to minimize fluctuations in net income that are caused by interest rate volatility. The objective is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that net interest revenue and certain interest sensitive components of noninterest revenue are not, on a material basis, adversely affected by movements in interest rates. United views this strategy as a prudent management of interest rate risk, such that net income is not exposed to undue risk presented by changes in interest rates. In conducting this part of its interest rate risk management strategy, management uses derivatives, primarily interest rate swaps and caps. Interest rate swaps generally involve the exchange of fixed- and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date.

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

Fair Value Hedges of Interest Rate Risk: United is exposed to changes in the fair value of certain of its fixed-rate financial instruments due to changes in interest rates. At December 31, 2025 and 2024, United utilized interest rate swaps to manage its exposure to changes in fair value on certain of its fixed rate loans and AFS securities attributable to changes in interest rates. United considers these derivatives to be highly effective at achieving offsetting changes in fair value attributable to changes in interest rates. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in earnings. United includes the gain or loss on the hedged items in the same income statement line item as the offsetting loss or gain on the related derivatives.

Cash Flow Hedges of Interest Rate Risk: United enters into cash flow hedges to mitigate exposure to the variability of future cash flows or other forecasted transactions. At December 31, 2025 and 2024, United utilized interest rate caps and swaps to hedge the variability of cash flows due to changes in interest rates on certain of its variable-rate subordinated debt and trust preferred securities. United considers these derivatives to be highly effective at achieving offsetting changes in cash flows attributable to changes in interest rates. Therefore, changes in the fair value of these derivative instruments are recognized in OCI. Gains and losses related to changes in fair value are reclassified into earnings in the periods the hedged forecasted transactions occur. Losses representing amortization of the premium recorded on cash flow hedges, which is a component excluded from the assessment of effectiveness, are recognized in earnings on a straight-line basis in the same financial statement line as the hedged item over the term of the hedge.

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

Earnings Per Common Share
Basic earnings per common share is net income available to common shareholders divided by the weighted average number of shares of common stock outstanding during the period. Shares issuable to participants in United’s deferred compensation plan are included as outstanding shares for purposes of calculating earnings per share. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Accordingly, net income available to common shareholders is calculated pursuant to the two-class method, whereby net income after adjusting for preferred stock dividends and any discount or premium on preferred shares repurchased or redeemed is allocated between common shareholders and participating securities. Diluted earnings per common share includes the dilutive effect of additional potential shares of common stock issuable under stock options and unvested restricted stock units without nonforfeitable rights to dividends.

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

(2) Accounting Standards Updates and Recently Adopted Standards

Recently Adopted Standards
In August 2023, the FASB issued ASU No. 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. The update addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. Specifically, a joint venture must apply a new basis of accounting upon formation and will initially measure its assets and liabilities at fair value. This guidance is effective prospectively for all joint venture formations dated on or after January 1, 2025. Adoption of this update as of January 1, 2025 did not have a material impact on the consolidated financial statements.

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

January 1, 2025 did not have a material impact on the consolidated financial statements; see Note 19 for disclosures required by this update.

Accounting Standards Updates Not Yet Adopted as of December 31, 2025
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), further clarified by ASU No. 2025-01. The update requires disclosure of specified information about certain expenses, including: employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. The update also requires disclosure of certain other expenses, gains and losses that are already required to be disclosed in the same disclosure as other disaggregation requirements. This guidance is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. United does not expect the new guidance to have a material impact on its consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326):Purchased Loans. The update expands the population of acquired financial assets subject to the gross-up approach in Topic 326 to include acquired seasoned loans without credit deterioration (excluding credit cards). This guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods with early adoption permitted. The amendments in this update are to be applied prospectively to loans that are acquired on or after the initial application date. United adopted this update January 1, 2026 and will implement the guidance upon the occurrence of a future acquisition transaction.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The update clarifies hedge accounting guidance and addresses issues arising from the global reference rate reform initiative. There are five issues addressed: 1) expanding risks permitted to be aggregated for cash flow hedges to include those having a similar risk exposure; 2) provide cash flow accounting guidance on choose-your-rate debt instruments; 3) expand hedge accounting for forecasted purchases and sales of nonfinancial assets; 4) update guidance on net written options as hedging instruments; 5) refine foreign-currency-denominated debt instrument as hedging instrument and hedged item (dual hedge). This guidance is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments in this update are to be applied on a prospective basis. United does not expect the new guidance to have a material impact on its consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The update provides a comprehensive list of interim disclosures that are required by GAAP to provide clarity about the current requirements. The update also includes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update can be applied prospectively or retrospectively. United does not expect the new guidance to have a material impact on its consolidated financial statements.

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

Acquisition of ANB
On May 1, 2025, United acquired all of the outstanding common stock of ANB in a stock transaction. ANB operated one banking location in Oakland Park, Florida, which facilitated United’s expansion within that market. United’s operating results for the year ended December 31, 2025 include the operating results of the acquired business for the period subsequent to the acquisition date of May 1, 2025.

The purchased assets and assumed liabilities were recorded at their acquisition date fair values and are summarized in the following table.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)    Acquisitions and Divestitures, continued

ANB

Fair Value Recorded by United
(in thousands, except for share data)	May 1, 2025
Assets
Cash and cash equivalents	$41,246
Debt securities	56,503
Loans held for investment	301,303
BOLI	13,822
Net deferred tax asset	6,565
Core deposit intangible	6,290
Other assets	2,746
Total assets acquired	428,475
Liabilities
Deposits	374,468
Other liabilities	6,298
Total liabilities assumed	380,766
Total identifiable net assets	47,709
Consideration transferred
Common stock issued (2,380,952 shares)	65,738
Goodwill	$18,029

Supplementary Information on Acquired Loans
May 1, 2025
PCD loans:
Par value	$42,649
ACL at acquisition	(1,251)
Non-credit discount	(2,998)
Purchase price	$38,400

Non-PCD loans:
Fair value	$262,903
Gross contractual amounts receivable	325,973
Estimate of contractual cash flows not expected to be collected	3,158

Goodwill represents the intangible value of ANB’s business and reputation within the markets it served and is not expected to be deductible for income tax purposes. The ANB core deposit intangible will be amortized over its expected useful life of 10 years using the sum-of-the-years-digits method.

Divestiture of FinTrust
On October 1, 2024, United completed the sale of FinTrust for total consideration having a fair value of $16.2 million, which included an initial cash payment of $8.59 million and a receivable of $7.62 million representing the fair value of contingent consideration. The fair value of the contingent consideration, which is receivable over the five years following the sale and is reflected in other assets on the consolidated balance sheets, includes a probability assessment of the buyer realizing certain revenue-related goals. The goodwill write-down recorded in June of 2024 upon transferring FinTrust to held for sale and the incremental loss recorded at the time of sale totaling $5.39 million is reflected in other noninterest expense for the year ended December 31, 2024 in the consolidated statements of income. In the fourth quarter of 2024, as a result of the sale, United derecognized FinTrust’s assets and liabilities, which consisted primarily of $9.06 million of goodwill and a $6.02 million customer relationship intangible.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(3)    Acquisitions and Divestitures, continued

Pro forma information - unaudited

The following table discloses the impact of the mergers with ANB in 2025 and First Miami and Progress in 2023 since the respective acquisition dates through December 31 of the year of acquisition. The table also presents certain pro forma information as if ANB had been acquired on January 1, 2024 and First Miami and Progress had been acquired on January 1, 2022. These results combine the historical results of the acquired entities with United’s consolidated statements of income and, while adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisitions taken place in earlier years.

For purposes of pro forma information, merger-related costs incurred in the year of acquisition are excluded from the actual acquisition year results and included in the pro forma acquisition year results. Such costs incurred by United and ANB during the year ended December 31, 2025 totaled $12.3 million. Merger-related costs incurred in 2023 related to the acquisitions of First Miami and Progress of $11.6 million and $9.81 million, respectively, were previously reported in the 2022 pro forma information, which is not presented in the following table.

The following table presents the actual results and pro forma information for the periods indicated.

	(Unaudited) Year Ended December 31,
(in thousands)	Revenue	Net Income
2025
Actual ANB results included in statement of income since acquisition date of May 1, 2025	$10,276	$1,469
Supplemental consolidated pro forma as if ANB had been acquired January 1, 2024	1,067,451	334,170

2024
Supplemental consolidated pro forma as if ANB had been acquired January 1, 2024	967,874	245,933

2023
Actual Progress results included in statement of income since acquisition date of January 3, 2023	$58,924	$20,836
Actual First Miami results included in statement of income since acquisition date of July 1, 2023	9,595	(2,179)
Supplemental consolidated pro forma as if First Miami and Progress had been acquired January 1, 2022	831,404	214,568

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(4) Supplemental Cash Flow Information

The supplemental schedule of cash and noncash activities for the periods indicated is as follows.

(in thousands)	2025	2024	2023
Cash paid during the period for:
Interest	$476,076	$551,355	$408,532
Income taxes, net:
Federal	$43,029	$14,219	$50,685
State and local (1)	6,827	4,315	7,271
Total	$49,856	$18,534	$57,956

Significant non-cash investing and financing transactions:
ROU assets recognized in exchange for lease liabilities (2)	3,628	15,622	7,662
Contingent consideration receivable for FinTrust sale	—	7,623	—
Acquisitions:
Assets acquired, including goodwill	446,504	—	2,922,243
Liabilities assumed	380,766	—	2,527,654
Net assets acquired	65,738	—	394,589
Value of common stock issued	65,738	—	384,123
Options converted	—	—	10,017
(1) No state jurisdiction exceeded 5% of total income taxes paid (net of refunds). (2) Excludes ROU assets from acquisitions, which are included in assets acquired.

In addition, during 2025, United entered into new unfunded commitments related to tax credit investments accounted for under PAM of $30.6 million, which reflect a non-cash investing transaction. For 2024 and 2023, these amounts were not material.

(5) Investments

The cost basis, unrealized gains and losses, and fair value of HTM debt securities as of the dates indicated are as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2025
U.S. Treasuries	$19,927	$—	$888	$19,039
U.S. Government agencies & GSEs	98,851	—	11,233	87,618
State and political subdivisions	282,807	42	41,784	241,065
Residential MBS, Agency & GSE	1,182,098	15	164,860	1,017,253
Commercial MBS, Agency & GSE	638,673	—	98,391	540,282
Supranational entities	15,000	—	1,831	13,169
Total	$2,237,356	$57	$318,987	$1,918,426

As of December 31, 2024
U.S. Treasuries	$19,896	$—	$1,734	$18,162
U.S. Government agencies & GSEs	99,154	—	16,291	82,863
State and political subdivisions	289,492	10	55,206	234,296
Residential MBS, Agency & GSE	1,282,174	1	223,671	1,058,504
Commercial MBS, Agency & GSE	662,391	—	124,409	537,982
Supranational entities	15,000	—	2,681	12,319
Total	$2,368,107	$11	$423,992	$1,944,126

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5) Investments, continued

The cost basis, unrealized gains and losses, and fair value of AFS debt securities as of the dates indicated are presented below. United has fair value hedges on certain of its AFS debt securities, which is further explained in Note 8.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of December 31, 2025
U.S. Treasuries	$496,402	$1,106	$3,753	$493,755
U.S. Government agencies & GSEs	308,096	129	9,875	298,350
State and political subdivisions	165,118	—	10,235	154,883
Residential MBS, Agency & GSE	1,503,962	6,151	79,636	1,430,477
Residential MBS, Non-agency	272,869	7	13,021	259,855
Commercial MBS, Agency & GSE	704,318	4,896	24,897	684,317
Commercial MBS, Non-agency	7,857	—	87	7,770
Corporate bonds	142,527	27	5,886	136,668
Asset-backed securities	285,435	294	941	284,788
Total	$3,886,584	$12,610	$148,331	$3,750,863

As of December 31, 2024
U.S. Treasuries	$511,994	$874	$9,199	$503,669
U.S. Government agencies & GSEs	334,147	100	13,980	320,267
State and political subdivisions	175,041	—	16,809	158,232
Residential MBS, Agency & GSE	2,070,433	1,431	125,833	1,946,031
Residential MBS, Non-agency	302,318	—	18,390	283,928
Commercial MBS, Agency & GSE	844,302	851	35,243	809,910
Commercial MBS, Non-agency	13,323	—	336	12,987
Corporate bonds	164,069	130	11,579	152,620
Asset-backed securities	248,673	501	527	248,647
Total	$4,664,300	$3,887	$231,896	$4,436,291

At December 31, 2025 and 2024, securities with a carrying value of $2.98 billion and $3.20 billion, respectively, were pledged primarily to secure public deposits.

The following summarizes HTM debt securities in an unrealized loss position as of the dates indicated:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2025
U.S. Treasuries	$—	$—	$19,039	$888	$19,039	$888
U.S. Government agencies & GSEs	—	—	87,618	11,233	87,618	11,233
State and political subdivisions	—	—	226,464	41,784	226,464	41,784
Residential MBS, Agency & GSE	—	—	1,016,225	164,860	1,016,225	164,860
Commercial MBS, Agency & GSE	—	—	540,282	98,391	540,282	98,391
Supranational entities	—	—	13,169	1,831	13,169	1,831
Total unrealized loss position	$—	$—	$1,902,797	$318,987	$1,902,797	$318,987

As of December 31, 2024
U.S. Treasuries	$—	$—	$18,162	$1,734	$18,162	$1,734
U.S. Government agencies & GSEs	—	—	82,863	16,291	82,863	16,291
State and political subdivisions	18,729	305	212,356	54,901	231,085	55,206
Residential MBS, Agency & GSE	6,778	1,822	1,051,455	221,849	1,058,233	223,671
Commercial MBS, Agency & GSE	—	—	537,981	124,409	537,981	124,409
Supranational entities	—	—	12,319	2,681	12,319	2,681
Total unrealized loss position	$25,507	$2,127	$1,915,136	$421,865	$1,940,643	$423,992

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5) Investments, continued

The following summarizes AFS debt securities in an unrealized loss position as of the dates indicated:

	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of December 31, 2025
U.S. Treasuries	$25,372	$3	$110,899	$3,750	$136,271	$3,753
U.S. Government agencies & GSEs	49,487	167	211,151	9,708	260,638	9,875
State and political subdivisions	25	1	153,857	10,234	153,882	10,235
Residential MBS, Agency & GSE	60,042	61	841,090	79,575	901,132	79,636
Residential MBS, Non-agency	11,458	39	247,997	12,982	259,455	13,021
Commercial MBS, Agency & GSE	13,138	46	356,038	24,851	369,176	24,897
Commercial MBS, Non-agency	—	—	7,770	87	7,770	87
Corporate bonds	—	—	134,731	5,886	134,731	5,886
Asset-backed securities	81,248	408	58,594	533	139,842	941
Total unrealized loss position	$240,770	$725	$2,122,127	$147,606	$2,362,897	$148,331

As of December 31, 2024
U.S. Treasuries	$75,183	$808	$106,036	$8,391	$181,219	$9,199
U.S. Government agencies & GSEs	101,964	388	190,525	13,592	292,489	13,980
State and political subdivisions	—	—	157,479	16,809	157,479	16,809
Residential MBS, Agency & GSE	773,257	7,593	896,691	118,240	1,669,948	125,833
Residential MBS, Non-agency	2,788	98	281,140	18,292	283,928	18,390
Commercial MBS, Agency & GSE	226,363	1,733	355,852	33,510	582,215	35,243
Commercial MBS, Non-agency	—	—	12,987	336	12,987	336
Corporate bonds	—	—	150,666	11,579	150,666	11,579
Asset-backed securities	46,870	98	64,271	429	111,141	527
Total unrealized loss position	$1,226,425	$10,718	$2,215,647	$221,178	$3,442,072	$231,896

At December 31, 2025, there were 486 AFS debt securities and 282 HTM debt securities that were in an unrealized loss position. Management does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of its amortized cost basis. Unrealized losses at December 31, 2025 and 2024 were primarily attributable to changes in interest rates.

At December 31, 2025 and 2024, the majority of HTM securities qualified for a zero loss assumption for ACL purposes. For the remaining HTM securities, primarily those issued by state and political subdivisions, calculated credit losses and, thus, the related ACL were de minimis due to the high credit quality of the portfolio. As a result, no ACL was recorded on the HTM portfolio at December 31, 2025 and 2024. In addition, based on the assessment performed as of December 31, 2025 and 2024, there was no ACL required related to the AFS portfolio. See Note 1 for additional details on the ACL as it relates to the securities portfolio.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5) Investments, continued

The amortized cost and fair value of AFS and HTM debt securities at December 31, 2025, by contractual maturity, are presented in the following table.

	AFS		HTM
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year:
U.S. Treasuries	$209,572	$209,748	$—	$—
U.S. Government agencies & GSEs	11,823	11,617	—	—
State and political subdivisions	4,091	4,061	500	501
Corporate bonds	26,930	26,607	—	—
	252,416	252,033	500	501
1 to 5 years:
U.S. Treasuries	286,830	284,007	19,927	19,039
U.S. Government agencies & GSEs	61,410	56,775	18,279	17,607
State and political subdivisions	43,350	40,266	35,283	33,650
Corporate bonds	102,715	98,238	—	—
	494,305	479,286	73,489	70,296
5 to 10 years:
U.S. Government agencies & GSEs	163,060	159,945	68,072	58,729
State and political subdivisions	64,678	59,414	81,235	71,292
Corporate bonds	12,882	11,823	—	—
Supranational entities	—	—	15,000	13,169
	240,620	231,182	164,307	143,190
More than 10 years:
U.S. Government agencies & GSEs	71,803	70,013	12,500	11,282
State and political subdivisions	52,999	51,142	165,789	135,622
	124,802	121,155	178,289	146,904
Debt securities not due at a single maturity:
Asset-backed securities	285,435	284,788	—	—
Residential MBS	1,776,831	1,690,332	1,182,098	1,017,253
Commercial MBS	712,175	692,087	638,673	540,282
	2,774,441	2,667,207	1,820,771	1,557,535

Total	$3,886,584	$3,750,863	$2,237,356	$1,918,426

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

The following table presents accrued interest receivable for the periods indicated on HTM and AFS debt securities, which was excluded from the estimate of credit losses.

	Accrued Interest Receivable
	December 31,
(in thousands)	2025	2024
HTM	$5,486	$5,763
AFS	16,413	18,201

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(5) Investments, continued

Realized gains and losses are derived using the specific identification method for determining the cost of the securities sold. The following summarizes securities sales activities for the years ended December 31:

(in thousands)	2025	2024	2023
Proceeds from sales	$547,338	$176,721	$880,224

Gross gains on sales	$1,332	$164	$1,373
Gross losses on sales	(980)	(3,480)	(54,706)
Net losses on sales of securities	$352	$(3,316)	$(53,333)

Income tax benefit attributable to sales	$85	$(837)	$(13,575)

Equity Investments
The table below reflects the carrying value of certain equity investments, which are included in other assets on the consolidated balance sheet, as of December 31.

	December 31,
(in thousands)	2025	2024
Federal Reserve Stock	$89,979	$88,008
FHLB Stock	18,049	18,051
Equity securities with readily determinable fair values	2,481	2,341

(6)    Loans and Leases and Allowance for Credit Losses

Major classifications of the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”) are summarized as of the dates indicated as follows. At December 31, 2025, manufactured housing loans are classified as consumer, since this category is no longer a significant component of loans.

	December 31,
(in thousands)	2025	2024
Owner occupied CRE	$3,949,898	$3,398,217
Income producing CRE	5,032,342	4,360,920
Commercial & industrial	2,696,291	2,428,376
Commercial construction	997,802	1,655,710
Equipment financing	1,847,999	1,662,501
Total commercial	14,524,332	13,505,724
Residential mortgage	3,157,017	3,231,479
Home equity	1,319,474	1,064,874
Residential construction	190,625	178,405
Manufactured housing	—	1,723
Consumer	187,536	186,448
Total loans excluding fair value hedge basis adjustment (1)	19,378,984	18,168,653
Fair value hedge basis adjustment	5,333	7,327
Total loans	19,384,317	18,175,980
Less ACL - loans	(210,429)	(206,998)
Loans, net	$19,173,888	$17,968,982
(1) As of December 31, 2025 and 2024, certain loans are included in fair value hedging relationships using the portfolio layer method. See Note 8 for further detail.

At December 31, 2025 and 2024, $3.75 million and $3.69 million, respectively, in overdrawn deposit accounts were reclassified as consumer loans.

Accrued interest receivable related to loans totaled $60.4 million and $60.1 million at December 31, 2025 and 2024, respectively, and was reported in accrued interest receivable on the consolidated balance sheets.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued
At December 31, 2025, the loan portfolio included certain loans specifically pledged to the Federal Reserve as well as loans covered by a blanket lien on qualifying loan types with the FHLB to secure contingent funding sources.

The following table presents the amortized cost of certain loans held for investment that were sold in the periods presented. The gains and/or losses on these loan sales were included in noninterest income on the consolidated statements of income.

	Loans Sold
(in thousands)	2025	2024	2023
Manufactured housing loans	$—	$302,870	$—
Guaranteed portion of SBA/USDA loans	74,242	49,593	94,758
Equipment financing receivables	99,842	79,171	105,293
Total	$174,084	$431,634	$200,051

Lease Receivables
The equipment financing portfolio includes sales-type and direct financing lease receivables. The following table presents the components of the net investment in these lease receivables as of the dates indicated.

	December 31,
(in thousands)	2025	2024
Minimum future lease payments receivable	$117,209	$97,793
Estimated residual value of leased equipment	7,659	5,749
Initial direct costs	2,410	1,856
Security deposits	(496)	(491)
Unearned income	(18,411)	(15,412)
Net investment in leases	$108,371	$89,495

Minimum future lease payments expected to be received from equipment financing lease contracts as of December 31, 2025 were as follows:

(in thousands)
Year
2026	$40,997
2027	34,064
2028	23,954
2029	13,608
2030	4,292
Thereafter	294
Total	$117,209

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued
Nonaccrual and Past Due Loans
The following table presents the amortized cost basis in loans by aging category and accrual status as of December 31, 2025 and 2024.

	Accruing
		Loans Past Due
(in thousands)	Current Loans	30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual Loans	Total Loans
As of December 31, 2025
Owner occupied CRE	$3,932,261	$4,917	$1,555	$—	$11,165	$3,949,898
Income producing CRE	5,019,437	916	501	—	11,488	5,032,342
Commercial & industrial	2,664,068	6,365	7,564	—	18,294	2,696,291
Commercial construction and land	997,772	12	—	—	18	997,802
Equipment financing	1,826,790	6,637	4,189	—	10,383	1,847,999
Total commercial	14,440,328	18,847	13,809	—	51,348	14,524,332
Residential mortgage	3,118,540	5,286	768	—	32,423	3,157,017
Home equity	1,310,017	3,055	1,155	—	5,247	1,319,474
Residential construction and land	189,506	40	—	—	1,079	190,625
Manufactured housing	—	—	—	—	—	—
Consumer	185,814	569	152	—	1,001	187,536
Total	$19,244,205	$27,797	$15,884	$—	$91,098	$19,378,984

As of December 31, 2024
Owner occupied CRE	$3,381,622	$4,402	$519	$—	$11,674	$3,398,217
Income producing CRE	4,333,651	1,705	207	—	25,357	4,360,920
Commercial & industrial	2,395,889	2,665	483	—	29,339	2,428,376
Commercial construction and land	1,646,175	1,693	442	—	7,400	1,655,710
Equipment financing	1,644,721	5,939	2,916	—	8,925	1,662,501
Total commercial	13,402,058	16,404	4,567	—	82,695	13,505,724
Residential mortgage	3,199,956	4,808	2,100	—	24,615	3,231,479
Home equity	1,059,010	986	248	—	4,630	1,064,874
Residential construction and land	177,371	133	844	—	57	178,405
Manufactured housing	155	124	—	—	1,444	1,723
Consumer	185,545	636	129	—	138	186,448
Total	$18,024,095	$23,091	$7,888	$—	$113,579	$18,168,653

The following table presents nonaccrual loans by loan class for the periods indicated.

	Nonaccrual loans
	December 31, 2025			December 31, 2024
(in thousands)	With no allowance	With an allowance	Total	With no allowance	With an allowance	Total
Owner occupied CRE	$7,627	$3,538	$11,165	$9,926	$1,748	$11,674
Income producing CRE	8,335	3,153	11,488	24,970	387	25,357
Commercial & industrial	7,965	10,329	18,294	21,570	7,769	29,339
Commercial construction and land	—	18	18	6,817	583	7,400
Equipment financing	71	10,312	10,383	33	8,892	8,925
Total commercial	23,998	27,350	51,348	63,316	19,379	82,695
Residential mortgage	4,861	27,562	32,423	6,540	18,075	24,615
Home equity	218	5,029	5,247	231	4,399	4,630
Residential construction and land	701	378	1,079	—	57	57
Manufactured housing	—	—	—	—	1,444	1,444
Consumer	—	1,001	1,001	36	102	138
Total	$29,778	$61,320	$91,098	$70,123	$43,456	$113,579

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued

At December 31, 2025 and December 31, 2024, United had $41.5 million and $75.1 million, respectively, in loans for which repayment is expected to be provided substantially through the operation or sale of the collateral. Estimated credit losses for these loans are based on the net realizable value of the collateral relative to the amortized cost of the loan. The majority of these loans are income producing CRE and commercial and industrial loans.

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

(in thousands)	Term Loans by Origination Year						Revolvers	Revolvers converted to term loans	Total
As of December 31, 2025	2025	2024	2023	2022	2021	Prior
Owner occupied CRE
Pass	$882,017	$459,608	$468,682	$587,671	$505,329	$733,146	$122,462	$22,745	$3,781,660
Special Mention	1,721	1,341	14,369	24,247	18,972	7,656	4,176	228	72,710
Substandard	3,157	8,412	20,122	31,791	6,709	22,454	2,883	—	95,528
Total owner occupied CRE	$886,895	$469,361	$503,173	$643,709	$531,010	$763,256	$129,521	$22,973	$3,949,898
Current period gross charge-offs	$—	$185	$1,905	$2,162	$—	$942	$—	$—	$5,194
Income producing CRE
Pass	$916,381	$430,561	$541,924	$1,107,955	$812,859	$863,815	$62,677	$12,714	$4,748,886
Special Mention	13,726	14,176	2,144	123,531	7,769	6,341	—	109	167,796
Substandard	9,652	26,439	22,478	1,199	16,954	36,816	2,122	—	115,660
Total income producing CRE	$939,759	$471,176	$566,546	$1,232,685	$837,582	$906,972	$64,799	$12,823	$5,032,342
Current period gross charge-offs	$—	$—	$—	$1,970	$—	$—	$—	$—	$1,970
Commercial & industrial
Pass	$668,959	$357,553	$279,488	$178,064	$149,382	$225,469	$675,062	$9,342	$2,543,319
Special Mention	3,364	18,886	21,622	18,235	1,353	3,387	8,537	448	75,832
Substandard	7,719	2,849	36,127	6,330	4,289	7,506	11,104	1,216	77,140
Total commercial & industrial	$680,042	$379,288	$337,237	$202,629	$155,024	$236,362	$694,703	$11,006	$2,696,291
Current period gross charge-offs	$46	$1,197	$10,327	$1,506	$218	$408	$—	$2,240	$15,942
Commercial construction & land
Pass	$562,952	$236,154	$63,716	$20,804	$9,230	$11,002	$54,745	$1,039	$959,642
Special Mention	4,352	743	—	28,159	1,550	—	—	—	34,804
Substandard	225	388	381	255	18	2,089	—	—	3,356
Total commercial construction & land	$567,529	$237,285	$64,097	$49,218	$10,798	$13,091	$54,745	$1,039	$997,802
Current period gross charge-offs	$—	$2,020	$—	$—	$130	$—	$—	$—	$2,150
Equipment financing
Pass	$792,800	$487,499	$300,427	$186,094	$49,410	$16,468	$—	$—	$1,832,698
Special Mention	—	2,061	—	994	227	—	—	—	3,282
Substandard	1,081	3,090	3,035	3,731	730	352	—	—	12,019
Total equipment financing	$793,881	$492,650	$303,462	$190,819	$50,367	$16,820	$—	$—	$1,847,999
Current period gross charge-offs	$504	$3,831	$7,681	$10,018	$2,255	$668	$—	$—	$24,957
Residential mortgage
Pass	$199,825	$116,567	$308,491	$921,713	$910,553	$661,298	$—	$2,612	$3,121,059
Substandard	310	2,619	7,470	11,604	3,274	10,604	—	77	35,958
Total residential mortgage	$200,135	$119,186	$315,961	$933,317	$913,827	$671,902	$—	$2,689	$3,157,017
Current period gross charge-offs	$—	$4	$560	$76	$—	$—	$—	$6	$646
Home equity
Pass	$—	$—	$—	$—	$—	$—	$1,277,604	$36,074	$1,313,678
Substandard	—	—	—	—	—	—	—	5,796	5,796
Total home equity	$—	$—	$—	$—	$—	$—	$1,277,604	$41,870	$1,319,474
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$170	$170
Residential construction & land
Pass	$110,016	$50,363	$9,612	$9,156	$3,637	$6,676	$—	$86	$189,546
Substandard	—	80	879	15	64	41	—	—	1,079
Total residential construction & land	$110,016	$50,443	$10,491	$9,171	$3,701	$6,717	$—	$86	$190,625
Current period gross charge-offs	$—	$—	$118	$124	$—	$47	$—	$—	$289
Consumer
Pass	$85,779	$41,201	$22,689	$12,571	$2,911	$705	$20,522	$122	$186,500
Substandard	7	161	483	164	45	176	—	—	1,036
Total consumer	$85,786	$41,362	$23,172	$12,735	$2,956	$881	$20,522	$122	$187,536
Current period gross charge-offs	$3,331	$533	$232	$94	$88	$37	$—	$154	$4,469

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued

(in thousands)	Term Loans by Origination Year						Revolvers	Revolvers converted to term loans	Total
As of December 31, 2024	2024	2023	2022	2021	2020	Prior
Owner occupied CRE
Pass	$455,248	$540,913	$621,020	$555,846	$507,121	$425,932	$120,574	$21,867	$3,248,521
Special Mention	1,093	13,414	13,653	14,735	6,520	6,496	4,995	393	61,299
Substandard	3,285	5,365	37,791	9,647	8,519	22,319	1,471	—	88,397
Total owner occupied CRE	$459,626	$559,692	$672,464	$580,228	$522,160	$454,747	$127,040	$22,260	$3,398,217
Current period gross charge-offs	$—	$—	$221	$—	$—	$707	$—	$—	$928
Income producing CRE
Pass	$468,247	$477,887	$977,090	$896,096	$614,584	$606,395	$50,955	$15,025	$4,106,279
Special Mention	16,852	2,145	21,007	2,724	3,538	10,465	50	—	56,781
Substandard	59,437	36,259	16,758	3,411	39,085	42,910	—	—	197,860
Total income producing CRE	$544,536	$516,291	$1,014,855	$902,231	$657,207	$659,770	$51,005	$15,025	$4,360,920
Current period gross charge-offs	$—	$3,128	$—	$—	$—	$1,691	$—	$—	$4,819
Commercial & industrial
Pass	$464,843	$440,557	$270,459	$198,320	$125,964	$180,262	$583,147	$8,480	$2,272,032
Special Mention	8,630	12,438	18,832	2,794	1,238	3,794	24,286	1,806	73,818
Substandard	2,428	22,877	9,773	12,133	3,986	7,081	16,078	8,170	82,526
Total commercial & industrial	$475,901	$475,872	$299,064	$213,247	$131,188	$191,137	$623,511	$18,456	$2,428,376
Current period gross charge-offs	$842	$2,908	$6,826	$1,994	$2,282	$1,236	$—	$3,270	$19,358
Commercial construction & land
Pass	$448,497	$348,179	$495,712	$153,303	$40,254	$40,004	$46,863	$1,196	$1,574,008
Special Mention	5,005	462	44,152	5,253	—	100	6,040	—	61,012
Substandard	1,900	3,956	1,491	6,549	6,621	173	—	—	20,690
Total commercial construction & land	$455,402	$352,597	$541,355	$165,105	$46,875	$40,277	$52,903	$1,196	$1,655,710
Current period gross charge-offs	$—	$69	$53	$—	$—	$23	$—	$—	$145
Equipment financing
Pass	$693,205	$454,501	$328,490	$122,920	$33,870	$15,788	$—	$—	$1,648,774
Special Mention	—	—	659	1,989	708	496	—	—	3,852
Substandard	653	2,784	3,453	1,828	527	630	—	—	9,875
Total equipment financing	$693,858	$457,285	$332,602	$126,737	$35,105	$16,914	$—	$—	$1,662,501
Current period gross charge-offs	$261	$5,489	$13,359	$6,418	$1,033	$309	$—	$—	$26,869
Residential mortgage
Pass	$121,145	$321,804	$1,015,693	$989,673	$402,894	$347,249	$—	$2,971	$3,201,429
Substandard	2,291	3,841	8,922	2,410	1,748	10,618	—	220	30,050
Total residential mortgage	$123,436	$325,645	$1,024,615	$992,083	$404,642	$357,867	$—	$3,191	$3,231,479
Current period gross charge-offs	$87	$124	$71	$3	$—	$10	$—	$—	$295
Home equity
Pass	$—	$—	$—	$—	$—	$—	$1,028,340	$31,291	$1,059,631
Substandard	—	—	—	—	—	—	—	5,243	5,243
Total home equity	$—	$—	$—	$—	$—	$—	$1,028,340	$36,534	$1,064,874
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$95	$95
Residential construction & land
Pass	$74,854	$55,164	$30,216	$8,539	$4,528	$4,872	$—	$90	$178,263
Substandard	—	—	49	—	3	90	—	—	142
Total residential construction & land	$74,854	$55,164	$30,265	$8,539	$4,531	$4,962	$—	$90	$178,405
Current period gross charge-offs	$—	$221	$73	$48	$—	$—	$—	$—	$342
Manufactured housing
Pass	$124	$—	$—	$—	$—	$150	$—	$—	$274
Substandard	285	506	178	112	169	199	—	—	1,449
Total manufactured housing	$409	$506	$178	$112	$169	$349	$—	$—	$1,723
Current period gross charge-offs	$—	$1,679	$3,570	$2,518	$2,518	$4,304	$—	$—	$14,589
Consumer
Pass	$84,100	$43,889	$20,332	$7,103	$7,625	$563	$22,508	$100	$186,220
Substandard	1	118	42	36	30	1	—	—	228
Total consumer	$84,101	$44,007	$20,374	$7,139	$7,655	$564	$22,508	$100	$186,448
Current period gross charge-offs	$3,082	$281	$162	$34	$11	$8	$—	$152	$3,730

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued
Modifications to Borrowers Experiencing Financial Difficulty
The period-end amortized cost and additional information regarding loans modified under the terms of a FDM during the periods indicated are presented in the following table.

	Year Ended December 31, 2025			Year Ended December 31, 2024
	New FDMs		Defaults within 12 months of modification	New FDMs		Defaults within 12 months of modification
(dollars in thousands)	Amortized Cost	% of Total Class of Receivable		Amortized Cost	% of Total Class of Receivable
Owner occupied CRE	$—	—%	$—	$3,702	0.1%	$2,110
Income producing CRE	—	—	—	33,525	0.8	—
Commercial & industrial	456	—	107	22,682	0.9	323
Equipment financing	13,611	0.7	551	7,796	0.5	53
Residential mortgage	7,018	0.2	242	4,103	0.1	626
Home equity	847	0.1	—	—	—	—
Manufactured housing	—	—	—	302	17.5	—
Consumer	95	0.1	—	—	—	—
Total loans	$22,027	0.1	$900	$72,110	0.4	$3,112
The following tables present the amortized cost of FDMs modified during the period by type of FDM and applicable weighted-average impact of the modification for the periods indicated.

Year Ended December 31, 2025
(dollars in thousands)	Amortized Cost	Weighted Average Modification
Extension
Commercial & industrial	$74	2.0 years
Residential mortgage	242	6 months
Total	316
Payment Delay
Commercial & industrial	220	4 months
Residential mortgage	2,691	10 months
Home equity	498	6 months
Total	3,409
Rate Reduction
Residential mortgage	160	400 basis points
Home equity	151	453 basis points
Total	311
Payment Delay and Extension
Commercial & industrial	162	Payment delay: 6 months; Extension: 2.0 years
Equipment financing	13,611	Extension & payment delay: 7 months
Residential mortgage	296	Extension & payment delay: 1.0 year
Total	14,069
Rate Reduction and Extension
Residential mortgage	1,740	Rate reduction: 406 basis points; Extension: 6.7 years
Consumer	95	Rate reduction: 163 basis points; Extension: 7.9 years
Total	1,835
Rate Reduction and Payment Delay
Residential mortgage	796	Rate reduction: 98 basis points; Payment delay: 5 months
Home equity	198	Rate reduction: 555 basis points; Payment delay: 6 months
Total	994
Rate Reduction, Payment Delay & Extension
Residential mortgage	1,093	Rate reduction: 314 basis points; Payment delay: 5 months; Extension: 9.5 years
Total	$22,027

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued

Year Ended December 31, 2024
(dollars in thousands)	Amortized Cost	Weighted Average Modification
Extension
Owner occupied CRE	$198	6 months
Commercial & industrial	18,790	1.3 years
Residential mortgage	509	12.6 years
Total	19,497
Payment Delay
Owner occupied CRE (1)	1,924	5 months
Income producing CRE (2)	25,204	1.2 years
Commercial & industrial (1)	605	6 months
Residential mortgage	133	6 months
Total	27,866
Payment Delay and Extension
Commercial & industrial	298	Payment delay: 4 months; Extension: 3.0 years
Equipment financing	7,796	Extension & payment delay: 8 months
Total	8,094
Rate Reduction and Extension
Income producing CRE	8,321	Rate reduction: 304 basis points; Extension: 4.8 years
Commercial & industrial	326	Rate reduction: 350 basis points; Extension: 7.8 years
Residential mortgage	3,461	Rate reduction: 394 basis points; Extension: 5.4 years
Manufactured housing	302	Rate reduction: 539 basis points; Extension: 3.6 years
Total	12,410
Rate Reduction and Payment Delay
Owner occupied CRE	1,426	Rate reduction: 75 basis points; Payment delay: 6 months
Commercial & industrial	220	Rate reduction: 232 basis points; Payment delay: 9 months
Total	1,646
Rate Reduction, Payment Delay & Extension
Owner occupied CRE	154	Rate reduction: 75 basis points; Payment delay: 6 months; Extension: 3.0 years
Commercial & industrial	2,443	Rate reduction: 273 basis points; Payment delay: 6 months; Extension: 4.6 years
Total	2,597
Total	$72,110
(1) Payment delay FDMs in bankruptcy are excluded from the weighted average payment delay calculation. (2) Generally, payment delays in this category reflect principal payment delays, while interest payments continue in accordance with loan terms.

The period-end amortized cost and additional information regarding loans modified under the terms of a FDM during 2023 are presented in the following table.

	Amortized Cost by Type of Modification
	Extension	Payment Delay	Rate Reduction & Extension	Payment Delay & Extension	Total	% of Total Class of Receivable	FDMs defaulted within 12 months of modification
(dollars in thousands)
Owner occupied CRE	$3,561	$276	$—	$—	$3,837	0.1%	$—
Income producing CRE	48,752	—	35,172	—	83,924	2.0	—
Commercial & industrial	32,869	12,428	—	1,663	46,960	1.9	637
Commercial construction and land	67	366	—	—	433	—	—
Equipment financing	16,245	—	—	1,898	18,143	1.2	928
Total commercial	101,494	13,070	35,172	3,561	153,297	1.1	1,565
Residential mortgage	21	—	1,071	—	1,092	—	—
Residential construction and land	—	—	46	—	46	—	—
Manufactured housing	—	—	254	—	254	0.1	106
Total	$101,515	$13,070	$36,543	$3,561	$154,689	0.8	$1,671

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

The following table presents the aging category and accrual status of loans modified under the terms of a FDM during the previous 12 months on an amortized cost basis as of the dates indicated.

	Accruing
		Loans Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual	Total
As of December 31, 2025
Commercial & industrial	$456	$—	$—	$—	$—	$456
Equipment financing	10,850	884	798	—	1,079	13,611
Residential mortgage	1,012	—	—	—	6,006	7,018
Home equity	152	—	—	—	695	847
Consumer	—	—	—	—	95	95
Total	$12,470	$884	$798	$—	$7,875	$22,027

As of December 31, 2024
Owner occupied CRE	$688	$245	$418	$—	$2,351	$3,702
Income producing CRE	25,204	—	—	—	8,321	33,525
Commercial & industrial	20,123	—	—	—	2,559	22,682
Equipment financing	6,673	162	—	—	961	7,796
Residential mortgage	1,735	22	—	—	2,346	4,103
Manufactured housing	—	124	—	—	178	302
Total	$54,423	$553	$418	$—	$16,716	$72,110

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

At December 31, 2025, the baseline economic forecast had worsened slightly relative to the forecast at December 31, 2024, with unemployment projected to peak at 4.8% during the current forecast period, compared to a peak of 4.1% in the prior year forecast. At December 31, 2025, United applied qualitative adjustments to increase the model’s calculated ACL for the income producing CRE and commercial & industrial portfolios. These qualitative adjustments were applied to better reflect management’s expectations of future performance and added $10.1 million to the ACL balance at December 31, 2025.

At December 31, 2024, United applied a qualitative adjustment to the model output for loans in certain western North Carolina areas affected by Hurricane Helene. This qualitative adjustment, which added $9.80 million to the ACL balance at December 31, 2024, was fully released in 2025 as losses from the storm were less than expected.

For periods beyond the reasonable and supportable forecast period of one year, United reverted to historical credit loss information on a straight line basis over two years. For most collateral types, United reverted to through-the-cycle average default

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(6) Loans and Leases and Allowance for Credit Losses, continued
rates using peer data. For loans secured by residential mortgages, the peer data was adjusted for changes in lending practices designed to mitigate the magnitude of losses observed during the 2008 mortgage crisis.

The following table presents the balance and activity in the ACL by portfolio segment for the periods indicated:

(in thousands)
Year Ended December 31, 2025	Beginning Balance	Initial ACL- PCD loans(1)	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied CRE	$19,873	$278	$(5,194)	$491	$9,440	$24,888
Income producing CRE	41,427	910	(1,970)	541	3,163	44,071
Commercial & industrial	35,441	23	(15,942)	6,043	17,704	43,269
Commercial construction and land	16,370	39	(2,150)	224	(6,197)	8,286
Equipment financing	47,415	—	(24,957)	4,373	19,021	45,852
Residential mortgage	32,259	—	(646)	467	(2,839)	29,241
Home equity	11,247	1	(170)	379	392	11,849
Residential construction and land	1,672	—	(289)	51	365	1,799
Manufactured housing (2)	450	—	—	—	(450)	—
Consumer	844	—	(4,469)	1,292	3,507	1,174
ACL - loans	206,998	1,251	(55,787)	13,861	44,106	210,429
ACL - unfunded commitments	10,391	—	—	—	4,700	15,091
Total ACL	$217,389	$1,251	$(55,787)	$13,861	$48,806	$225,520
(1) Represents the initial ACL related to PCD loans acquired in the ANB transaction. (2) The release of ACL presented for manufactured housing loans for the year ended December 31, 2025 represents a reclassification of the allowance to the consumer line where these loan balances are reflected as of December 31, 2025.

Year Ended December 31, 2024	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied CRE	$23,542	$(928)	$930	$(3,671)	$19,873
Income producing CRE	47,755	(4,819)	1,238	(2,747)	41,427
Commercial & industrial	30,890	(19,358)	5,519	18,390	35,441
Commercial construction and land	21,741	(145)	136	(5,362)	16,370
Equipment financing	33,383	(26,869)	3,926	36,975	47,415
Residential mortgage	28,219	(295)	241	4,094	32,259
Home equity	9,647	(95)	172	1,523	11,247
Residential construction and land	1,833	(342)	78	103	1,672
Manufactured Housing	10,339	(14,589)	201	4,499	450
Consumer	722	(3,730)	1,039	2,813	844
ACL - loans	208,071	(71,170)	13,480	56,617	206,998
ACL - unfunded commitments	16,057	—	—	(5,666)	10,391
Total ACL	$224,128	$(71,170)	$13,480	$50,951	$217,389

Year Ended December 31, 2023	Beginning Balance	Initial ACL- PCD loans(1)	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied CRE	$19,834	$273	$(1,074)	$571	$3,938	$23,542
Income producing CRE	32,082	3,399	(7,858)	1,919	18,213	47,755
Commercial & industrial	23,504	1,891	(25,538)	4,479	26,554	30,890
Commercial construction and land	20,120	39	(60)	217	1,425	21,741
Equipment financing	23,395	—	(24,206)	4,044	30,150	33,383
Residential mortgage	20,809	157	(89)	335	7,007	28,219
Home equity	8,707	534	(167)	3,045	(2,472)	9,647
Residential construction and land	2,049	124	(1,111)	175	596	1,833
Manufactured Housing	8,098	—	(3,914)	55	6,100	10,339
Consumer	759	4	(3,982)	916	3,025	722
ACL - loans	159,357	6,421	(67,999)	15,756	94,536	208,071
ACL - unfunded commitments	21,163	—	—	—	(5,106)	16,057
Total ACL	$180,520	$6,421	$(67,999)	$15,756	$89,430	$224,128
(1) Represents the initial ACL related to PCD loans acquired in the Progress and First Miami transactions.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(7)    Premises and Equipment

Premises and equipment are summarized as follows as of the dates indicated:

	December 31,
(in thousands)	2025	2024
Land and land improvements	$126,882	$124,969
Buildings and improvements	308,810	300,928
Furniture and equipment	135,537	142,833
Construction in progress	9,016	4,634
	580,245	573,364
Less accumulated depreciation	(186,531)	(179,100)
Premises and equipment, net	$393,714	$394,264

Depreciation expense was $26.2 million, $24.7 million and $19.0 million for 2025, 2024 and 2023, respectively.

(8) Derivatives and Hedging Activities

The table below presents the fair value of derivative financial instruments as of the dates indicated as well as their classification on the consolidated balance sheets:

	December 31, 2025			December 31, 2024
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Derivative Assets	Derivative Liabilities		Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Cash flow hedge of subordinated debt	$100,000	$6,288	$—	$100,000	$11,196	$—
Cash flow hedge of trust preferred securities	20,000	—	—	20,000	—	—
Fair value hedge of AFS debt securities	785,009	—	—	821,507	—	—
Fair value hedge of loans	1,900,000	—	—	1,650,000	—	—
Total	2,805,009	6,288	—	2,591,507	11,196	—

Derivatives not designated as hedging instruments:
Customer derivative positions	1,541,391	11,457	32,841	1,225,732	1,740	63,703
Dealer offsets to customer derivative positions	1,541,391	9,478	11,441	1,225,732	21,897	1,811
Risk participations	103,668	—	108	81,147	—	12
Mortgage banking - loan commitment	41,125	1,027	—	52,444	822	—
Mortgage banking - forward sales commitment	94,219	8	225	77,401	394	34
Bifurcated embedded derivatives	51,935	7,055	—	51,935	10,834	—
Dealer offsets to bifurcated embedded derivatives	51,935	—	8,382	51,935	—	12,274
Total	3,425,664	29,025	52,997	2,766,326	35,687	77,834

Total derivatives	$6,230,673	$35,313	$52,997	$5,357,833	$46,883	$77,834

Total gross derivative instruments		$35,313	$52,997		$46,883	$77,834
Less: Amounts subject to master netting agreements		(7,917)	(7,917)		(1,900)	(1,900)
Less: Cash collateral received/pledged		(8,305)	(12,156)		(33,005)	(12,230)
Net amount		$19,091	$32,924		$11,978	$63,704

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(8) Derivatives and Hedging Activities, continued

Hedging Derivatives

Cash Flow Hedges of Interest Rate Risk
At December 31, 2025 and 2024, United utilized interest rate caps and swaps to hedge the variability of cash flows due to changes in interest rates on certain of its variable-rate subordinated debt and trust preferred securities. Gains and losses related to changes in fair value are reclassified into earnings in the periods the hedged forecasted transactions occur. Over the next twelve months, United expects to reclassify $3.54 million of gains from AOCI into earnings related to these agreements.

Fair Value Hedges of Interest Rate Risk
United uses interest rate swaps to manage its exposure to changes in fair value attributable to changes in interest rates on certain of its fixed-rate financial instruments. For the periods presented, fair value hedges include portfolio layer method interest rate swaps on loans and AFS debt securities.

The table below presents the effect of derivatives in hedging relationships on the consolidated statements of income.

		Year Ended December 31,
(in thousands)	Income Statement Line Item Affected	2025	2024	2023
Fair value hedges:
AFS securities:
Amounts related to interest settlements on derivatives		$5,305	$11,840	$8,682
(Loss) gain recognized on derivatives		(14,018)	5,579	4,005
Gain (loss) recognized on hedged items		14,031	(5,079)	(4,673)
Net income recognized on AFS fair value hedges	Interest revenue - investment securities	$5,318	$12,340	$8,014
Loans:
Amounts related to interest settlements on derivatives		$(2,310)	$10,369	$113
Gain (loss) recognized on derivatives		2,238	(5,661)	(1,874)
(Loss) gain recognized on hedged items		(1,994)	5,434	1,893
Net (loss) income recognized on loan fair value hedges	Interest revenue - loans, including fees	$(2,066)	$10,142	$132

Cash flow hedges:
Long-term debt (1)	Interest expense - long term debt	$4,422	$5,557	$4,719
(1) Includes $472,000, $473,000 and $472,000 of premium amortization expense excluded from the assessment of hedge effectiveness for each of the years ended December 31, 2025, 2024 and 2023, respectively.

The table below presents the carrying amount of hedged items and cumulative fair value hedging basis adjustments for the periods presented. All fair value hedges of AFS debt securities and loans at December 31, 2025 and 2024 were designated under the portfolio layer method.

(in thousands)	December 31, 2025			December 31, 2024
Balance Sheet Location	Carrying Amount	Hedge Accounting Basis Adjustment	Hedged Portfolio Layer	Carrying Amount	Hedge Accounting Basis Adjustment	Hedged Portfolio Layer
Debt securities AFS (1)	$971,854	$4,279	$785,009	$1,002,511	$(9,752)	$821,507
Loans and leases held for investment	3,556,859	5,333	1,900,000	4,628,030	7,327	1,650,000
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

The table below presents the gains and losses recognized in income on derivatives not designated as hedging instruments for the periods indicated.

	Income Statement Location	Year Ended December 31,
(in thousands)		2025	2024	2023
Customer derivatives and dealer offsets	Other noninterest income	$4,677	$1,762	$2,186
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	(38)	(230)	(2,245)
Mortgage banking derivatives	Mortgage loan gains and related fees	(1,561)	770	1,280
Risk participations	Other noninterest income	350	30	229
Total gains and losses		$3,428	$2,332	$1,450

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
(9)    Goodwill and Other Intangible Assets

The carrying amount of goodwill and other intangible assets is summarized below as of the dates indicated:

	December 31,
(in thousands)	2025	2024
Core deposit intangible	$106,984	$100,694
Less: accumulated amortization	(64,221)	(51,141)
Net core deposit intangible	42,763	49,553
Goodwill	925,119	907,090
Total goodwill and other intangible assets, net	$967,882	$956,643

The following table summarizes the changes in the carrying amounts of goodwill for the years indicated. See Note 3 for further detail.

(in thousands)	Goodwill
December 31, 2023	$919,914
Measurement period adjustment - First Miami	1,339
FinTrust goodwill write-down	(5,100)
Sale of FinTrust	(9,063)
December 31, 2024	907,090
Acquisition of ANB	18,029
December 31, 2025	$925,119

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(9)    Goodwill and Other Intangible Assets, continued

The estimated aggregate amortization expense for future periods for finite lived intangibles is as follows:

(in thousands)
Year
2026	$11,501
2027	9,498
2028	7,592
2029	5,835
2030	4,183
Thereafter	4,154
Total	$42,763

(10) Servicing Assets and Liabilities

Servicing Rights for SBA/USDA Loans
United accounts for servicing rights for SBA/USDA loans at fair value. The following table summarizes the changes in SBA/USDA servicing rights for the years indicated.

(in thousands)	2025	2024	2023
Beginning of period	$4,697	$5,444	$5,188
Acquired servicing rights	—	—	95
Originated servicing rights capitalized upon sale of loans	1,416	955	1,906
Disposals	(687)	(983)	(1,082)
Changes in fair value due to change in inputs or assumptions used in the valuation	(546)	(719)	(663)
End of period	$4,880	$4,697	$5,444

The portfolio of SBA/USDA loans serviced for others, which is not included in the accompanying balance sheets, was $388 million and $381 million, respectively, at December 31, 2025 and 2024. The amount of contractually specified servicing fees earned by United on these servicing rights during the years ended December 31, 2025, 2024 and 2023 was $3.49 million, $3.70 million and $3.97 million, respectively.

A summary of the key characteristics, inputs, and economic assumptions used in the discounted cash flow method utilized to estimate the fair value of the servicing asset for SBA/USDA loans and the sensitivity of the fair values to immediate adverse changes in those assumptions are shown in the table below as of the dates indicated:

	December 31,
(dollars in thousands)	2025	2024
Fair value of retained servicing assets	$4,880	$4,697
Prepayment rate assumption:
Weighted average	19.7%	20.4%
Range	0.0% - 36.3%	0.0% - 39.0%
10% adverse change	$(248)	$(240)
20% adverse change	(475)	(458)
Discount rate:
Weighted average	11.7%	11.8%
Range	5.2% - 24.3%	3.5% - 23.5%
100 bps adverse change	$(109)	$(101)
200 bps adverse change	(213)	(198)

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

(in thousands)	Residential Mortgage Servicing Rights
December 31, 2022	$36,559
Originated servicing rights capitalized upon sale of loans	3,217
Disposals	(1,926)
Changes in fair value (1)	(1,953)
December 31, 2023	35,897
Originated servicing rights capitalized upon sale of loans	4,190
Disposals	(2,159)
Changes in fair value:
Changes in fair value due to change in inputs or assumptions used in the valuation	2,861
Changes in fair value due to decay, passage of time and other	(1,495)
December 31, 2024	39,294
Originated servicing rights capitalized upon sale of loans	5,368
Disposals	(2,196)
Changes in fair value:
Changes in fair value due to change in inputs or assumptions used in the valuation	935
Changes in fair value due to decay, passage of time and other	(2,170)
December 31, 2025	$41,231
(1) Prior to 2024, the change in fair value related to changes in valuation inputs and assumptions, decay, passage of time and other factors was included within this line item.

The portfolio of residential mortgage loans serviced for others, which is not included in the consolidated balance sheets, was $3.15 billion and $3.02 billion, respectively, at December 31, 2025 and 2024. The amount of contractually specified servicing fees earned by United on these servicing rights during the years ended December 31, 2025, 2024 and 2023 was $7.92 million, $7.64 million and $7.15 million, respectively.

A summary of the key characteristics, inputs, and economic assumptions used to estimate the fair value of the servicing asset     for residential mortgage loans and the sensitivity of the fair values to immediate adverse changes in those assumptions are shown in the table below as of the dates indicated:

	December 31,
(dollars in thousands)	2025	2024
Fair value of retained servicing assets	$41,231	$39,294
Prepayment rate assumption:
Weighted average	7.5%	7.6%
Range	5.5% - 25.3%	6.5% - 77.6%
10% adverse change	$(1,376)	$(1,301)
20% adverse change	(2,687)	(2,536)
Discount rate:
Weighted average	9.6%	10.1%
Range	9.5% - 12.5%	10.0% - 14.0%
100 bps adverse change	$(1,661)	$(1,633)
200 bps adverse change	(3,220)	(3,151)

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(10) Servicing Assets and Liabilities, continued

Servicing Liabilities for Equipment Financing Loans
United accounts for servicing liabilities associated with sold equipment finance loans using the amortization method. The portfolio of equipment financing loans serviced for others, which is not included in the accompanying balance sheets, was $194 million and $173 million at December 31, 2025 and 2024, respectively. The servicing liabilities related to these loans totaled $1.66 million and $1.42 million at December 31, 2025 and 2024, respectively.

(11)    Time Deposits

At December 31, 2025, the contractual maturities of time deposits, including brokered time deposits, are summarized as follows:

(in thousands)
2026	$3,413,388
2027	159,145
2028	20,291
2029	15,116
2030	11,225
Thereafter	50,616
Total time deposits	$3,669,781

At December 31, 2025 and 2024, time deposits, excluding brokered time deposits, that met or exceeded the FDIC insurance limit of $250,000 totaled $1.18 billion and $1.08 billion, respectively.

(12) Long-term Debt and Short-term Borrowings

At December 31, 2025 and 2024, United had $85.0 million and $195 million of short-term borrowings outstanding, which consisted of federal funds purchased.

Long-term debt consisted of the following. All debt instruments are obligations of the Holding Company.

	December 31,		Stated Maturity Date	Earliest Redemption Date	Interest Rate Type	Interest Rate at December 31, 2025
(dollars in thousands)	2025	2024
2027 senior debentures	$—	$35,000	2027	**	Fixed
2030 senior debentures	—	100,000	2030	**	Fixed to floating; became floating at earliest redemption date in 2025
Total senior debentures	—	135,000

2028 subordinated debentures	100,000	100,000	2028	*	Floating	6.22

Tidelands Statutory Trust I	8,248	8,248	2036	*	Floating	5.33
Four Oaks Statutory Trust I	12,372	12,372	2036	*	Floating	5.33
Community First Capital Trust II	5,155	5,155	2035	*	Floating	5.48
Total trust preferred securities	25,775	25,775
Less net discount	(5,375)	(6,623)
Total long-term debt	$120,400	$254,152
 * Indicates currently redeemable. ** Redeemed at earliest redemption date in 2025.

During 2025, United redeemed the 2027 senior debentures and the 2030 senior debentures prior to maturity. United recognized $768,000 in losses on extinguishment of debt representing unamortized debt issuance costs as of each debenture’s respective redemption date.

Interest is currently paid at least semiannually for all subordinated debentures and trust preferred securities. Floating rate debentures accrue interest at 3-month Term SOFR plus a spread. Interest rates above exclude the effect of any cash flow hedges on hedged debt instruments. See Note 8 for further detail.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(13) Operating Leases

The following table presents the balances of the ROU asset and corresponding operating lease liability as of the dates indicated.

	December 31,
(dollars in thousands)	2025	2024
ROU asset	$37,045	$42,818
Operating lease liability	38,361	45,162

The table below presents information regarding operating lease income and expense recognized for the periods indicated.

(in thousands)	2025	2024	2023
Operating lease cost	$11,014	$13,385	$14,953
Variable lease cost	2,056	1,967	2,174
Short-term lease cost	30	16	63
Total lease cost	$13,100	$15,368	$17,190

Sublease income and rental income from owned properties under operating leases	$1,787	$1,755	$1,338
Net cash payments related to the lease liability	11,845	13,243	15,190

Weighted average remaining lease term	5.4 years	5.5 years	5.0 years
Weighted average discount rate	3.6%	3.5%	2.8%

As of December 31, 2025, future minimum lease payments under operating leases were as follows:

(in thousands)
Year
2026	$10,020
2027	9,600
2028	6,537
2029	4,950
2030	3,638
Thereafter	8,001
Total	42,746
Less discount	(4,385)
Present value of lease liability	$38,361

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

Mutual Funds and Deferred Compensation Plan Liabilities
Included in other assets in the consolidated balance sheets are mutual funds and other investments used to hedge the valuation risk of unfunded employee deferred compensation plans. The mutual funds and other investments are purchased to match deferred compensation plan participants’ investment elections and are valued at the daily closing price as reported by the fund. The mutual funds are open-end funds that publish their daily net asset value (“NAV”) and transact at that price and are thus classified as Level 1. Other investments in this category are classified as Level 2.

Deferred compensation liabilities, also classified as Level 1 or Level 2 depending on the related investment, are carried at the fair value of the obligation to the employee and are included in other liabilities in the consolidated balance sheet.

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

Contingent Consideration Receivable
As part of the FinTrust sale in 2024, United recognized a receivable for contingent consideration. The contingent consideration receivable is measured at fair value using a probability-weighted discounted cash flow approach which includes significant unobservable inputs classified within Level 3 of the fair value hierarchy.

Servicing Rights for Residential Mortgage and SBA/USDA Loans
United recognizes servicing rights upon the sale of residential mortgage and SBA/USDA loans sold with servicing retained. Management has elected to carry these assets at fair value. Given the nature of the assets, the key valuation inputs, such as prepayment speeds and discount rates, are unobservable and management considers these Level 3 assets. For disclosure regarding the fair value of servicing rights, see Note 10.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents United’s assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

(in thousands)
December 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$493,755	$—	$—	$493,755
U.S. Government agencies & GSEs	—	298,350	—	298,350
State and political subdivisions	—	154,883	—	154,883
Residential MBS	—	1,690,332	—	1,690,332
Commercial MBS	—	692,087	—	692,087
Corporate bonds	—	136,176	492	136,668
Asset-backed securities	—	284,788	—	284,788
Equity securities with readily determinable fair values	—	2,481	—	2,481
Mortgage loans held for sale	—	39,381	—	39,381
Mutual funds and other investments	16,343	140	—	16,483
Servicing rights for SBA/USDA loans	—	—	4,880	4,880
Residential mortgage servicing rights	—	—	41,231	41,231
Contingent consideration receivable	—	—	7,195	7,195
Derivative financial instruments	—	27,231	8,082	35,313
Total assets	$510,098	$3,325,849	$61,880	$3,897,827

Liabilities:
Deferred compensation plan liability	$16,345	$140	$—	$16,485
Derivative financial instruments	—	44,507	8,490	52,997
Total liabilities	$16,345	$44,647	$8,490	$69,482

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

For disclosure regarding the fair value of servicing rights, see Note 10. The following table shows a reconciliation of the beginning and ending balances for all other assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs that are classified as Level 3 values:

(in thousands)	Derivative Asset	Derivative Liability	Corporate Bonds	Contingent consideration receivable
December 31, 2022	$11,513	$12,840	$2,212	$—
Additions	—	241	—	—
Sales and settlements	(11)	—	—	—
Fair value adjustments included in OCI	—	—	(7)	—
Fair value adjustments included in earnings	(860)	(1,909)	—	—
December 31, 2023	10,642	11,172	2,205	—
Transfers from Level 3 (1)	—	(16)	—
Transfers from Level 2 (1)	484	925	—	—
Additions	4,819	58	—	7,623
Sales and settlements	(5,834)	(393)	—	(153)
Fair value adjustments included in OCI	—	—	21	—
Fair value adjustments included in earnings	1,545	540	—	—
December 31, 2024	11,656	12,286	2,226	7,470
Additions	5,423	321	—	—
Sales and settlements	(5,219)	—	(1,750)	(283)
Fair value adjustments included in OCI	—	—	16	—
Fair value adjustments included in earnings	(3,778)	(4,117)	—	8
December 31, 2025	$8,082	$8,490	$492	$7,195
(1) Certain derivative assets were transferred between Level 2 and Level 3 of the fair value hierarchy due to a change in the availability of an observable forward-rate curve for the duration of the contract.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(14) Fair Value Measurements, continued

The following table presents quantitative information about significant unobservable inputs related to United’s material categories of Level 3 assets and liabilities, excluding servicing rights which are detailed in Note 10:

Level 3 Assets and Liabilities	Valuation Technique		December 31,
		Significant Unobservable Inputs	2025		2024
			Range	Weighted Average	Range	Weighted Average
Derivative assets - mortgage	Internal model	Pull through rate	60.0% - 100%	91.6%	70.4% - 100%	91.6%
Derivative assets & liabilities - other	Dealer priced	Dealer priced	N/A	N/A	N/A	N/A
Contingent consideration receivable	Discounted cash flow	Discount rate	6.7 - 6.7	6.7	0.0-7.1	6.4
		Probability of achievement	82.6 - 100	88.2	89.3 - 100.0	92.6

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

	Mortgage Loans Held for Sale
	December 31,
(in thousands)	2025	2024
Outstanding principal balance	$38,187	$56,097
Fair value	39,381	57,534

(in thousands)	Amount of Gain (Loss) Recognized on Mortgage Loans Held for Sale
Location	2025	2024	2023
Mortgage loan gains and other related fees	$(243)	$217	$900

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

The following table presents the fair value hierarchy and carrying value of all assets that were still held as of December 31, 2025 and 2024, for which a nonrecurring fair value adjustment was recorded during the periods presented.

(in thousands)
December 31, 2025	Level 1	Level 2	Level 3	Total
Loans held for investment	$—	$—	$19,216	$19,216

December 31, 2024
Loans held for investment	$—	$—	$27,313	$27,313

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

The carrying amount and fair values for other financial instruments that are not measured at fair value on a recurring basis in United’s consolidated balance sheets are as follows:

(in thousands)	Carrying Amount	Fair Value Level
December 31, 2025		Level 1	Level 2	Level 3	Total
Assets:
HTM debt securities	$2,237,356	$19,039	$1,899,387	$—	$1,918,426
Loans, net	19,173,888	—	—	18,651,481	18,651,481

Liabilities:
Deposits	23,798,430	—	23,790,107	—	23,790,107
Long-term debt	120,400	—	—	120,279	120,279

December 31, 2024
Assets:
HTM debt securities	$2,368,107	$18,162	$1,925,964	$—	$1,944,126
Loans, net	17,968,982	—	—	17,325,630	17,325,630

Liabilities:
Deposits	23,460,975	—	23,453,487	—	23,453,487
Long-term debt	254,152	—	—	248,657	248,657

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(15) Common and Preferred Stock

Common Stock
During 2025, United had authorization to repurchase up to $100 million of common stock through December 31, 2025 under its common stock repurchase plan. During 2025, 1,510,249 shares were repurchased under the program totaling $44.3 million. During 2024 and 2023, no shares were repurchased under earlier authorizations that existed at the time.

In the fourth quarter of 2025, the Board approved the renewal of United’s common stock repurchase program for 2026, authorizing the repurchase of up to $100 million from January 1, 2026 through December 31, 2026. Under the program, shares may be repurchased in open market transactions or in privately negotiated transactions, from time to time, subject to market conditions.

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

(16) Equity Compensation Plans

United has an equity compensation plan that allows for grants of various stock-based compensation. The general terms of the plan include a vesting period (usually four years) with an exercisable period not to exceed ten years. Certain options and restricted stock unit awards provide for accelerated vesting if there is a change in control of United or certain other conditions are met (as defined in the plan document). As of December 31, 2025, 1.38 million additional awards could be granted under the plan.

Restricted stock units and options outstanding and activity for the years ended December 31 consisted of the following:

	Restricted Stock Units			Options
	Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (000’s)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Yrs.)	Aggregate Intrinsic Value (000’s)
December 31, 2022	778,686	$28.28		40,338	$11.88
Granted / Assumed	542,388	28.98		643,298	20.91
Vested / Exercised	(311,219)	26.95		(272,279)	19.06
Cancelled	(80,488)	31.21		(4,620)	25.97
December 31, 2023	929,367	28.85		406,737	21.19
Granted	540,566	29.26		—	—
Vested / Exercised	(276,144)	26.89		(119,627)	21.10
Cancelled	(91,812)	28.30		(2,353)	26.05
December 31, 2024	1,101,977	29.61		284,757	21.18
Granted	487,755	33.01		—	—
Vested / Exercised	(363,937)	29.93	$11,460	(90,081)	20.20		$972
Cancelled	(94,931)	29.62		(984)	28.45
December 31, 2025	1,130,864	30.98	35,306	193,692	21.61	3.4	1,862

Compensation expense for restricted stock units without market conditions is based on the market value of United’s common stock on the date of grant. United recognizes the impact of forfeitures as they occur. The value of restricted stock unit awards is amortized into expense over the service period.

In addition to time-based restricted stock unit awards, the Board has also approved performance-based restricted stock units (“PSUs”), which vest based on achieving certain performance and market targets relative to a bank peer group. Achievement of the target-level performance and market criteria for all applicable periods will result in the issuance of 228,986 shares, which are included in the outstanding balance as of December 31, 2025 in the table above. The actual number of shares issued related to the

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(16) Equity Compensation Plans, continued

vesting of PSUs may be greater or less than target depending on the achievement of the performance and market criteria during any applicable performance period. The grant date per share fair market value of PSUs is estimated using the Monte Carlo Simulation valuation model.

Compensation expense recognized in the consolidated statements of income for employee restricted stock unit awards in 2025, 2024 and 2023 was $10.6 million, $10.1 million and $8.21 million, respectively, which was recognized in salaries and employee benefits expense. In addition, in 2025, 2024 and 2023, $810,000, $743,000 and $725,000, respectively, was recognized in other operating expense for restricted stock unit awards granted to members of the Board. Deferred income tax benefits related to stock-based compensation expense of $2.86 million, $2.73 million and $2.28 million were included in the determination of income tax expense in 2025, 2024 and 2023, respectively. As of December 31, 2025, there was $26.1 million of unrecognized compensation cost related to restricted stock units granted under the plan. The cost is expected to be recognized over a weighted-average period of 2.6 years.

Options granted or assumed in 2023 were related to the Progress acquisition, with the weighted average exercise price of the acquired institution’s fully vested converted options determined pursuant to the purchase agreement. The value of the options was determined using a Black-Scholes model and was included in the acquisition’s purchase price. No compensation expense relating to options was included in earnings for 2025, 2024 or 2023. All outstanding options were vested and exercisable at December 31, 2025.
(17)    Reclassifications Out of AOCI

The following presents the details regarding amounts reclassified out of AOCI. Amounts shown above in parentheses reduce earnings.

(in thousands)	Amounts Reclassified from AOCI For the Years Ended December 31,
Details about AOCI Components				Affected Line Item in the Statement Where Net Income is Presented
	2025	2024	2023
Realized gains (losses) on AFS securities:
	$352	$(3,316)	$(53,333)	Securities gains (losses), net
	(85)	837	13,575	Income tax expense
	$267	$(2,479)	$(39,758)	Net of tax

Amortization of unrealized losses on HTM securities transferred from AFS:
	$(7,715)	$(8,737)	$(10,203)	Investment securities interest revenue
	893	2,188	2,452	Income tax expense
	$(6,822)	$(6,549)	$(7,751)	Net of tax

Gains on derivative instruments accounted for as cash flow hedges:
Interest rate contracts	$4,422	$5,557	$4,719	Long-term debt interest expense
	(1,117)	(1,408)	(1,205)	Income tax expense
	$3,305	$4,149	$3,514	Net of tax

Amortization of defined benefit pension plan net periodic pension cost components:
Prior service cost	$(100)	$(179)	$(244)	Salaries and employee benefits expense
Actuarial gains	169	—	—	Other expense
	69	(179)	(244)	Total before tax
	(17)	45	62	Income tax expense
	$52	$(134)	$(182)	Net of tax

Total reclassifications for the period	$(3,198)	$(5,013)	$(44,177)	Net of tax

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(18) Earnings Per Share

The following table sets forth the computation of basic and diluted net income per common share for the years indicated:

	Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Net income	$328,095	$252,397	$187,544
Earnings allocated to participating securities	(1,918)	(1,478)	(1,032)
Dividends on preferred stock	(4,719)	(6,293)	(6,635)
Deemed dividend on redemption of preferred stock	(3,275)	—	—
Discount on preferred shares repurchased	—	—	970
Net income available to common stockholders	$318,183	$244,626	$180,847
Net income per common share:
Basic	$2.62	$2.04	$1.54
Diluted	2.62	2.04	1.54
Weighted average common shares:
Basic	121,309	119,783	117,603
Effect of dilutive securities:
Stock options	67	82	121
Restricted stock units	61	35	21
Diluted	121,437	119,900	117,745

In 2025, United had no potentially dilutive instruments outstanding that were not included in the above analysis. In 2024 and 2023, United excluded from the computation of earnings per share 984 and 1,968, respectively, potentially dilutive shares of common stock issuable upon exercise of stock options because of their antidilutive effect.

(19) Income Taxes

Income tax expense is as follows for the years indicated:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Federal
Current	$74,001	$58,041	$36,982
Deferred	11,309	4,546	4,013
Total federal	85,310	62,587	40,995
State
Current	10,171	5,372	1,630
Deferred	(1,080)	2,517	2,259
Total state	9,091	$7,889	$3,889
(Decrease) increase in valuation allowance	(84)	133	117
Total income tax expense	$94,317	$70,609	$45,001

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19) Income Taxes, continued

The differences between the provision for income taxes and the amount computed by applying the statutory federal income tax rate of 21% in 2025, 2024 and 2023 to income before income taxes are as follows for the years indicated:

	Year Ended December 31,
(in thousands)	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Pretax income at statutory rates	$88,707	21.00%	$67,831	21.00%	$48,834	21.00%

State taxes, net of federal benefit	7,116	1.68	6,337	1.96	3,164	1.36
Tax credits
Rehabilitation	(116)	(0.03)	(170)	(0.05)	(181)	(0.08)
Renewable energy	(9,161)	(2.17)	(596)	(0.18)	(3,820)	(1.64)
Low income housing	(7,876)	(1.86)	(7,067)	(2.19)	(6,280)	(2.70)
Nontaxable or nondeductible items
BOLI earnings	(2,027)	(0.48)	(1,896)	(0.59)	(1,685)	(0.72)
Tax-exempt interest revenue	(2,704)	(0.64)	(2,902)	(0.90)	(2,781)	(1.20)
FDIC premium expense	1,739	0.41	1,734	0.54	1,539	0.66
Tax losses from partnership investments	(2,107)	(0.50)	(929)	(0.29)	(1,129)	(0.49)
Share-based payment awards	(628)	(0.15)	(696)	(0.21)	(781)	(0.34)
Other	2,514	0.60	1,065	0.33	2,109	0.91
Other adjustments
Proportional amortization	17,286	4.09	7,046	2.18	6,680	2.87
Other, net	1,115	0.27	325	0.10	(778)	(0.33)
Changes in unrecognized tax benefits	459	0.11	527	0.16	110	0.05
Total income tax expense	$94,317	22.33%	$70,609	21.86%	$45,001	19.35%
The states that make up the majority (greater than 50%) of the state taxes reconciling item for the periods reported are as follows:
•2025: Alabama, Florida, North Carolina and Georgia;
•2024: Florida, South Carolina, Tennessee and Georgia;
•2023: Georgia, Florida and North Carolina.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19) Income Taxes, continued

The following summarizes the sources and expected tax consequences of future taxable deductions (revenue) which comprise the net DTA as of the dates indicated:

	December 31,
(in thousands)	2025	2024
DTAs:
ACL	$50,444	$49,542
Net operating loss carryforwards	15,154	14,137
Deferred compensation	12,688	12,697
Loan purchase accounting adjustments	11,391	12,527
Nonqualified share based compensation	2,648	2,527
Accrued expenses	11,977	10,452
Unrealized losses on AFS securities	45,043	67,357
Deferred gains on SBA/USDA loan sales	1,560	1,483
Lease liability	9,294	10,843
Other	5,652	3,173
Total DTAs	165,851	184,738
DTLs:
Unrealized gains on cash flow hedges	949	5,534
Acquired intangible assets	10,362	11,669
Premises and equipment	16,004	14,408
Loan origination costs	13,930	11,893
True tax leases	19,600	13,362
Servicing assets	9,998	9,453
Derivatives	884	899
ROU asset	8,975	10,317
Securities purchase accounting adjustments	942	1,977
BOLI	1,566	1,734
Trust preferred securities debt issuance	1,398	1,453
Uncertain tax positions	2,542	2,158
Other	1,752	1,727
Total DTLs	88,902	86,584
Less valuation allowance	1,088	1,172
Net DTA	$75,861	$96,982

At December 31, 2025, United had:

•$35.4 million of state net operating loss carryforwards subject to annual limitation under Internal Revenue Code Section 382 that begin to expire in 2026, if not previously utilized.

•$27.5 million of state net operating loss carryforwards that begin to expire in 2026, if not previously utilized.

•$41.7 million in federal net operating loss carryforwards subject to annual limitation under IRC Section 382 that begin to expire in 2027, if not previously utilized.

•$5.50 million of state tax credits that begin to expire in 2027, if not previously utilized.

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

At December 31, 2025 and 2024, based on the assessment of all the positive and negative evidence, management concluded that it is more likely than not that nearly all of the net DTA will be realized based upon future taxable income. The valuation allowance of $1.09 million and $1.17 million, respectively, was related to acquired state net operating losses, which are subject to limitations and are therefore expected to expire unused.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(19) Income Taxes, continued

The valuation allowance could fluctuate in future periods based on the assessment of the positive and negative evidence. Management’s conclusion at December 31, 2025 that it was more likely than not that the net DTA of $75.9 million will be realized is based on management’s estimate of future taxable income. Management’s estimate of future taxable income is based on internal forecasts which consider historical performance, various internal estimates and assumptions, as well as certain external data all of which management believes to be reasonable although inherently subject to significant judgment. If actual results differ significantly from the current estimates of future taxable income, even if caused by adverse macro-economic conditions, the valuation allowance may need to be increased for some or all of the net DTA.

A reconciliation of the beginning and ending unrecognized tax benefit related to uncertain tax positions is as follows for the years indicated:

(in thousands)	2025	2024	2023
Balance at beginning of year	$3,535	$2,956	$2,848
Additions based on tax positions related to the current year	1,272	999	939
Decreases resulting from a lapse in the applicable statute of limitations	(582)	(420)	(831)
Balance at end of year	$4,225	$3,535	$2,956

Approximately $3.34 million of the unrecognized tax benefit at December 31, 2025 would increase income from continuing operations, and thus affect United’s effective tax rate, if ultimately recognized into income.

United recognizes interest and penalties relative to unrecognized tax benefits in income tax expense. No amounts related to unrecognized tax benefits were accrued or expensed at December 31, 2025 or 2024.

United and its subsidiaries file a consolidated U.S. federal income tax return, as well as various state returns in the states where it operates. United’s federal and state income tax returns are generally no longer subject to examination by taxing authorities for years before 2022.

(20) Benefit Plans

Defined Contribution Benefit Plans
401(k) Plan
United offers a defined contribution safe harbor 401(k) plan (the “401(k) Plan”) that covers substantially all employees meeting certain minimum service requirements. The 401(k) Plan allows employees to make contributions to the 401(k) Plan and United matches 100% of employee deferral contributions up to 5% of eligible compensation. Employees begin to receive matching contributions after completing 90 days of service. Under safe harbor provisions, United is required to provide a matching contribution and participants are immediately 100% vested in safe harbor matching contributions.

United’s 401(k) Plan is administered in accordance with applicable laws and regulations. Compensation expense related to the 401(k) Plan totaled $11.6 million, $11.2 million and $10.9 million in 2025, 2024 and 2023, respectively.

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

During 2025, 2024 and 2023, United recognized $117,000, $125,000 and $85,000, respectively, in matching contributions for this provision of the deferred compensation plan. The Board may also elect to make a discretionary contribution to any or all participants. No discretionary contributions were made in 2025, 2024 or 2023.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(20) Benefit Plans, continued

In addition to common stock related to elected deferrals of vested restricted stock units, United offers its common stock as an investment option for cash contributions to the deferred compensation plan. The common stock component is accounted for as an equity instrument and is included in capital surplus in the consolidated balance sheets. The deferred compensation plan does not allow for diversification once an election is made to invest in United stock and settlement must be accomplished in shares at the time the deferral period is completed. At December 31, 2025 and 2024, United had 618,866 shares and 600,168 shares, respectively, of its common stock that were issuable under the deferred compensation plan.

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

Weighted-average assumptions used to determine the pension benefit obligation of the Modified Retirement Plan at year-end and net periodic pension cost are shown in the table below:

	2025	2024
Discount rate for disclosures	5.35%	5.60%
Discount rate for net periodic benefit cost	5.60%	4.95%
Measurement date	12/31/2025	12/31/2024

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

United recognizes the unfunded status of the Modified Retirement Plan as a liability in the consolidated balance sheets. Information about changes in obligations and plan assets follows:

(in thousands)	2025	2024
Accumulated benefit obligation:
Accumulated benefit obligation - beginning of year	$20,232	$21,641
Service cost	486	500
Interest cost	1,099	1,042
Actuarial losses (gains)	501	(1,783)
Benefits paid	(1,202)	(1,168)
Accumulated benefit obligation - end of year	21,116	20,232
Change in plan assets, at fair value:
Beginning plan assets	—	—
Employer contribution	1,202	1,168
Benefits paid	(1,202)	(1,168)
Plan assets - end of year	—	—
Funded status - end of year (plan assets less benefit obligations)	$(21,116)	$(20,232)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income related to the Modified Retirement Plan are as follows:

(in thousands)	2025	2024	2023
Service cost	$486	$500	$463
Interest cost	1,099	1,042	1,035
Amortization of prior service cost	100	179	244
Amortization of net actuarial gains	(169)	—	—
Net periodic benefit cost	$1,516	$1,721	$1,742

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(20) Benefit Plans, continued

The following table summarizes the estimated future benefit payments expected to be paid from the Modified Retirement Plan for the periods indicated.

(in thousands)
2026	$1,234
2027	1,523
2028	1,560
2029	1,610
2030	1,724
2031-2035	8,911

(21) Regulatory Matters

Capital Requirements
United and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on United. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, United and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures (as defined) established by regulation to ensure capital adequacy require United and the Bank to maintain minimum amounts and ratios of total capital, Tier 1 capital, and CET1 capital to RWAs, and of Tier 1 capital to average assets.

United and the Bank are also subject to a “capital conservation buffer,” which is designed to absorb losses during periods of economic stress. Banking organizations with a ratio of CET1 capital to RWAs above the minimum but below the conservation buffer (or below the combined capital conservation buffer and counter-cyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and discretionary bonus compensation based on the amount of the shortfall.

As of December 31, 2025, United and the Bank were categorized as well-capitalized under the regulatory framework for prompt corrective action in effect at such time, and management believes there have been no conditions or events since year-end that would change the status of well-capitalized. To be categorized as well-capitalized, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at such time, as set forth in the table below, and have met certain other requirements.

Regulatory capital ratios at December 31, 2025 and 2024, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under prompt corrective action provisions in effect at such times are presented below for United and the Bank:

	Basel III Guidelines		United Community Banks, Inc. (consolidated)		United Community Bank
(dollars in thousands)	Minimum (1)	Well Capitalized	2025	2024	2025	2024
Risk-based ratios:
CET1 capital	4.5%	6.5%	13.44%	13.27%	12.34%	13.05%
Tier 1 capital	6.0	8.0	13.44	13.72	12.34	13.05
Total capital	8.0	10.0	14.77	15.17	13.37	14.08
Tier 1 leverage ratio	4.0	5.0	10.28	9.96	9.42	9.46
CET1 capital			$2,824,732	$2,608,136	$2,582,475	$2,555,941
Tier 1 capital			2,824,732	2,696,402	2,582,475	2,555,941
Total capital			3,104,806	2,982,273	2,797,549	2,756,811
RWAs			21,019,967	19,655,227	20,931,562	19,582,815
Average total assets			27,469,241	27,059,513	27,401,675	27,014,385
(1) As of December 31, 2025 and 2024, the additional capital conservation buffer in effect was 2.50%.

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

(22) Commitments and Contingencies

The following table summarizes, as of the dates indicated, the contract amount of certain off-balance sheet instruments:

	December 31,
(in thousands)	2025	2024
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$4,732,083	$3,970,991
Letters of credit	53,008	57,983

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

For certain purchase card and credit card agreements between United customers and a third party institution, in the case of the borrower’s default, United will make the holder of the loan whole. As of December 31, 2025 and 2024, the outstanding balance of these purchase and credit card loans totaled $10.0 million and $3.25 million, respectively.

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

The following table summarizes, as of the dates indicated, tax credit and certain equity method investments:

	December 31,
(in thousands)	2025	2024
Investments in LIHTC:
Carrying amount	$80,024	$52,626
Amount of future funding commitments	41,539	16,179
Lending exposure (1)	42,474	14,344
Renewable energy investments:
Carrying amount	3,546	3,879
Amount of future funding commitments	12,274	6,884
Fintech funds and certain other equity method investments:
Carrying amount	50,390	36,976
Amount of future funding commitments	38,535	31,388
(1) Includes loans outstanding and future commitments to extend credit, net of participations.

The following table presents a summary of tax credits and amortization expense associated with those investments accounted for using the proportional amortization method for the periods indicated.

(in thousands)	Income Statement Location	2025	2024
Investments in LIHTC:
Income tax credits and other income tax benefits	Income tax expense	$(9,264)	$(7,986)
Amortization expense	Income tax expense	8,125	7,046

Renewable energy investments:
Income tax credits and other income tax benefits	Income tax expense	$(9,880)	$—
Amortization expense	Income tax expense	9,161	—

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(23)    Condensed Financial Statements of United Community Banks, Inc. (Holding Company Only)

Balance Sheets
As of December 31, 2025 and 2024
(in thousands)

	2025	2024
Assets
Cash and cash equivalents	$294,896	$358,383
Investment in Bank	3,391,455	3,282,263
Investment in other subsidiaries	19,767	20,686
Other assets	114,096	98,357
Total assets	$3,820,214	$3,759,689
Liabilities and Shareholders’ Equity
Long-term debt	$120,400	$254,152
Other liabilities	61,128	73,410
Total liabilities	181,528	327,562
Shareholders’ equity	3,638,686	3,432,127
Total liabilities and shareholders’ equity	$3,820,214	$3,759,689

Statements of Income
For the Years Ended December 31, 2025, 2024 and 2023
(in thousands)

	2025	2024	2023
Dividends from Bank	$355,856	$152,500	$197,900
Dividends from other subsidiaries	—	13,249	—
Shared service fees from subsidiaries	21,116	19,338	18,892
Other	7,392	13,718	303
Total income	384,364	198,805	217,095
Interest expense	8,414	15,344	15,650
Other expense	26,530	25,680	22,256
Total expenses	34,944	41,024	37,906
Income tax benefit	2,305	3,529	5,227
Income before equity in undistributed earnings of subsidiaries	351,725	161,310	184,416
Equity in undistributed earnings of subsidiaries	(23,630)	91,087	3,128
Net income	$328,095	$252,397	$187,544

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
 Notes to Consolidated Financial Statements

(23) Condensed Financial Statements of United Community Banks, Inc. (Holding Company Only), continued

Statements of Cash Flows
For the Years Ended December 31, 2025, 2024 and 2023
(in thousands)

	2025	2024	2023
Operating activities:
Net income	$328,095	$252,397	$187,544
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiaries	23,630	(91,087)	(3,128)
Loss (gain) on extinguishment of debt	768	(2,266)	—
Stock-based compensation	11,405	10,803	8,932
Change in assets and liabilities:
Other assets	(19,385)	16,199	(38,844)
Other liabilities	(12,559)	(31,226)	32,206
Net cash provided by operating activities	331,954	154,820	186,710
Investing activities:
Net cash received for acquisition	21	—	11,338
Purchases of debt securities available-for-sale and equity securities with readily determinable fair values	—	—	(1,869)
Proceeds from sales and maturities of debt securities available-for-sale and equity securities with readily determinable fair values	4,250	7,469	482
Other investing inflows	617	912	—
Other investing outflows	(5,060)	(3,162)	(3,805)
Net cash (used in) provided by investing activities	(172)	5,219	6,146
Financing activities:
Repayment of long-term debt	(135,000)	(78,557)	—
Cash paid for shares withheld to cover payroll taxes related to equity instruments	(3,368)	(2,866)	(3,015)
Proceeds from issuance of common stock for dividend reinvestment plan	327	329	309
Purchase of common stock	(44,269)	—	—
Proceeds from exercise of stock options	1,819	2,524	5,191
Redemption or repurchase of preferred stock	(91,541)	—	(7,151)
Cash dividends on preferred stock	(4,719)	(6,293)	(6,635)
Cash dividends on common stock	(118,518)	(112,316)	(105,085)
Other financing outflows	—	—	(3,300)
Net cash used in financing activities	(395,269)	(197,179)	(119,686)
Net change in cash	(63,487)	(37,140)	73,170
Cash at beginning of year	358,383	395,523	322,353
Cash at end of year	$294,896	$358,383	$395,523

(24) Subsequent Events

In the first quarter of 2026, through the date of the filing of this Report, United repurchased 1,090,402 shares totaling $37.1 million of its common stock under its common stock repurchase program.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of December 31, 2025. Based on that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

No changes were made to our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the fourth quarter of 2025 that materially affected, or are reasonably likely to materially affect, United’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025 is included in Part II, Item 8 of this Report under the heading “Management’s Report on Internal Control Over Financial Reporting.”

Our independent auditors have issued an audit report on management’s assessment of internal controls over financial reporting. This report is included in Part II, Item 8 of this Report under the heading “Report of Independent Registered Public Accounting Firm.”

ITEM 9B.        OTHER INFORMATION

On December 4, 2025, Richard Bradshaw, President and Chief Banking Officer of United Community Bank, adopted a “Rule 10b5-1 trading arrangement” (as defined in Item 408(a) of Regulation S-K) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) providing for the sale of up to $200,000 of United common stock until March 16, 2027 (the “2026 Rule 10b5-1 Plan”). Trading may commence under the 2026 Rule 10b5-1 Plan on April 24, 2026, following expiration of his current Rule 10b5-1 trading arrangement on February 23, 2026.

During the three months ended December 31, 2025, no other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.        DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    (a) Information Regarding Directors and Executive Officers. Information required by this Item 10 regarding our directors and director nominees contained under the caption “Director Nominees for Election” under the heading “Proposal 1 Election of Directors” in the 2026 Proxy Statement is incorporated herein by reference. Information required by this Item 10 regarding our executive officers contained under the heading “Executive Officers” in the 2026 Proxy Statement is incorporated herein by reference.

(b)  Compliance with Section 16(a) of the Exchange Act. If applicable, information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act contained under the caption “Delinquent Section 16(a) Reports” under the heading “Security Ownership” in the 2026 Proxy Statement is incorporated herein by reference.

(c)  Code of Business Conduct and Ethics. We have adopted a Code of Business Conduct and Ethics (“Code”). This Code is posted on the “Corporate Governance” section of our Internet website at www.ucbi.com. If we choose to no longer post such Code, we will provide a free copy to any person upon written request to Corporate Secretary, United Community Banks, Inc., 200 East Camperdown Way, Greenville, South Carolina 29601. We intend to provide any required disclosure of any amendment to or waiver from such Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our Internet website located at www.ucbi.com promptly following the amendment or waiver. We may elect to disclose any such amendment or waiver in a Current Report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure. The information contained on or connected to our Internet website is not incorporated by reference into this Report and should not be considered part of this or any other report that we file with or furnish to the SEC.

(d)  Procedures for Shareholders to Recommend Director Nominees. There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

(e)  Audit Committee Information. Information required by this Item 10 regarding our Audit Committee and our audit committee financial experts is contained under the caption “Board Qualifications, Skills, and Experience,” under the heading “Proposal 1 Election of Directors: Board Composition” in the 2026 Proxy Statement is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

Information required by this Item 11 regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, pay ratio disclosure, and compensation committee interlocks and insider participation contained under the headings “Proposal 1 Election of Directors: Director Compensation” and “Proposal 2 Advisory Vote to Approve Named Executive Officer Compensation” in the 2026 Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information contained under the heading “Security Ownership” and under the caption “Equity Compensation Plan Information” under the heading “Proposal 2 Advisory Vote to Approve Named Executive Officer Compensation” in the 2026 Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 regarding certain relationships and related transactions contained under the caption “Certain Relationships and Related Party Transactions” under the heading “Proposal 1 Election of Directors: Board Policies and Guidelines” in the 2026 Proxy Statement is incorporated herein by reference. Information required by this Item 13 regarding director independence contained under the caption “Director Independence” under the heading “Proposal 1 Election of Directors: Board Structure and Processes” in the 2026 Proxy Statement is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 regarding fees we paid to our principal accountant and the pre-approval policies and procedures established by the Audit Committee of our Board contained under the heading “Proposal 3 Ratification of Appointment of Independent Registered Public Accounting Firm: Fees Paid to Auditors” in the 2026 Proxy Statement is incorporated herein by reference.

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
The following consolidated financial statements of United and its subsidiaries and related reports of our independent registered public accounting firm are located in Item 8 of this Report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets - December 31, 2025 and 2024
Consolidated Statements of Income - Years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Comprehensive Income - Years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Changes in Shareholders’ Equity - Years ended December 31, 2025, 2024, and 2023
Consolidated Statements of Cash Flows - Years ended December 31, 2025, 2024, and 2023
Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules.
Schedules to the consolidated financial statements are omitted, as the required information is not applicable.

	3.	Exhibits.
The exhibits required to be filed with this Report by Item 601 of Regulation S-K are listed in the Exhibit Index that appears below preceding the signatures, which is incorporated herein by reference.

ITEM 16.    FORM 10-K SUMMARY

None.

EXHIBIT INDEX
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

4.1
Description of Registrant’s Common Stock (incorporated herein by reference to Exhibit 4.1 to United Community Banks, Inc.’s Annual Report on Form 10-K, File No. 001-35095, filed with the SEC on February 27, 2025).

--
Pursuant to Item 601(b)(4)(iii)(A), any instruments that define the rights of holders of the long-term indebtedness of United Community Banks, Inc. and its subsidiaries that does not exceed 10% of United’s consolidated assets have not been filed; however, United agrees to furnish a copy of any such agreement to the SEC upon request.

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

10.3	Form of Performance-Based Restricted Stock Unit Award for Key Employees (for awards made to Key Employees other than H. Lynn Harton and Richard W. Bradshaw).#**

10.4
Form of Time-Based Restricted Stock Unit Award Agreement for Key Employees (for awards made to Key Employees other than H. Lynn Harton and Richard W. Bradshaw) (incorporated herein by reference to Exhibit 10.4 to United Community Banks, Inc.’s Annual Report on Form 10-K, File No. 001-35095, filed with the SEC on February 23, 2024).#

10.5	Form of Time-Based Restricted Stock Unit Award Agreement for Key Employees (for awards made to H. Lynn Harton and Richard W. Bradshaw). #**

10.6	Form of Performance-Based Restricted Stock Unit Award Agreement for Key Employees (for awards made to H. Lynn Harton and Richard W. Bradshaw). #**
10.7
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

10.9
Change of Control Continuity Agreement dated February 14, 2023 by and between United Community Banks, Inc. and H. Lynn Harton (incorporated herein by reference to Exhibit 10.1 to United Community Banks, Inc.'s Current Report on Form 8-K dated February 14, 2023 and filed with the SEC on February 14, 2023).#

10.10
Form of Change in Control Continuity Agreement for Jefferson L. Harralson, Richard W. Bradshaw, Robert A. Edwards and Melinda Davis Lux, dated February 14, 2023 (incorporated herein by reference to Exhibit 10.2 to United Community Banks, Inc.'s Current Report on Form 8-K dated February 14, 2023 and filed with the SEC on February 14, 2023).#

10.11
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

10.13	United Community Banks, Inc.’s 2026 Amended and Restated Deferred Compensation Plan, effective as of January 1, 2026.#**

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, United has duly caused this annual report on Form 10-K, to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of February, 2026.

UNITED COMMUNITY BANKS, INC.
(Registrant)

/s/ H. Lynn Harton	/s/ Jefferson L. Harralson
H. Lynn Harton	Jefferson L. Harralson
Chairman, Chief Executive Officer and President	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of United and in the capacities set forth and on the 16th day of February, 2026.

/s/ H. Lynn Harton	/s/ Kenneth L. Daniels
H. Lynn Harton	Kenneth L. Daniels
Chairman, Chief Executive Officer and President	Director
(Principal Executive Officer)
/s/ Sally Pope Davis
/s/ Jefferson L. Harralson	Sally Pope Davis
Jefferson L. Harralson	Director
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)	/s/ Lance F. Drummond
Lance F. Drummond
/s/ Alan H. Kumler	Director
Alan H. Kumler
Senior Vice President, Chief Accounting Officer	/s/ John M. James
(Principal Accounting Officer)	John M. James
Director
/s/ Thomas A. Richlovsky
Thomas A. Richlovsky	/s/ Jennifer Mann
Lead Independent Director	Jennifer Mann
Director
/s/ Jennifer M. Bazante
Jennifer M. Bazante	/s/ Tim Wallis
Director	Tim Wallis
Director
/s/ George Bell
George Bell	/s/ David H. Wilkins
Director	David H. Wilkins
Director
/s/ James P. Clements
James P. Clements
Director