Form 10-Q
period 2026-03-31
UNITED COMMUNITY BANKS INC
filed 2026-05-06
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
Yes ☐ No ☒

There were 119,686,643 shares of the registrant’s common stock, par value $1 per share, outstanding as of April 30, 2026.

UNITED COMMUNITY BANKS, INC.
FORM 10-Q

Glossary of Defined Terms

The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
2025 10-K	United’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 17, 2026
ACL	Allowance for credit losses
AFS	Available-for-sale
ALCO	Asset/Liability Management Committee
ANB	ANB Holdings, Inc. and its wholly-owned subsidiary, American National Bank
AOCI	Accumulated other comprehensive income (loss)
Bank	United Community Bank
Board	United Community Banks Inc., Board of Directors
BOLI	Bank-owned life insurance
CECL	Current expected credit losses
CET1	Common equity tier 1
CME	Chicago Mercantile Exchange
CRE	Commercial real estate
Company	United Community Banks Inc. (interchangeable with "United" below)
DTA	Deferred tax asset
DTL	Deferred tax liability
FDIC	Federal Deposit Insurance Corporation
FDM	Modification made to borrowers experiencing financial difficulty
Federal Reserve	Federal Reserve Bank
FHLB	Federal Home Loan Bank
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
GSE	U.S. government-sponsored enterprise
Holding Company	United Community Banks, Inc. on an unconsolidated basis
HTM	Held-to-maturity
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MBS	Mortgage-backed securities
NOW	Negotiable order of withdrawal
NPA	Nonperforming asset
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
Peach State	Peach State Bancshares, Inc. and its wholly owned-subsidiary, Peach State Bank & Trust
Report	Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2026
SBA	United States Small Business Administration
SEC	United States Securities and Exchange Commission
United	United Community Banks, Inc. and its direct and indirect subsidiaries
USDA	United States Department of Agriculture

Cautionary Note Regarding Forward-looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither statements of historical or current fact nor are they assurances of future performance and generally can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “could”, “should”, “projects”, “plans”, “goal”, “targets”, “potential”, “estimates”, “pro forma”, “seeks”, “intends”, or “anticipates”, or similar expressions. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions (including the expected closing date of our merger with Peach State) or events, and statements about our future performance, operations, products and services, and should be viewed with caution.

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
•the ability by each of United and Peach State to obtain required governmental approvals of the proposed transaction on the timeline expected, or at all and without the imposition of adverse conditions; the failure to satisfy other conditions to completion of the proposed Peach State merger, including the approval by Peach State shareholders, or any unexpected delay in closing the proposed transaction or the occurrence of any event, change or other circumstances that could give rise to the termination of the Peach State merger agreement;
•the outcome of any legal or regulatory proceedings or governmental inquiries or investigations that may be currently pending or later instituted against United or Peach State that relate to the proposed Peach State merger;
•the risk that the cost savings and any revenue synergies from the Peach State merger may not be realized or take longer than anticipated to be realized or that the costs, fees, expenses and charges related to the merger may be greater than anticipated;
•disruption from the Peach State merger of customer, supplier, employee or other business partner relationships of United or Peach State;
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

We caution readers that the foregoing list of factors is not exclusive, is not necessarily in order of importance and readers should not place undue reliance on forward-looking statements. Additional factors that may cause actual results to differ materially from those contemplated by any forward-looking statements also may be found in Item 1A, Risk Factors of our 2025 10-K and in Part II, Item 1A, “Risk Factors” of this Report. We do not intend to and, except as required by law, hereby disclaim any obligation to update or revise any forward-looking statement contained in this Report, which speaks only as of the date of its filing with the SEC, whether as a result of new information, future events, or otherwise.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	March 31, 2026	December 31, 2025
ASSETS
Cash and due from banks	$177,025	$202,586
Interest-bearing deposits in banks	316,116	193,168
Cash and cash equivalents	493,141	395,754
Trading securities	103,384	—
Debt securities available-for-sale	3,574,546	3,750,863
Debt securities held-to-maturity (fair value $1,878,414 and $1,918,426, respectively)	2,211,523	2,237,356
Loans held for sale	41,357	39,381
Loans and leases held for investment	19,601,641	19,384,317
Less allowance for credit losses - loans and leases	(208,396)	(210,429)
Loans and leases, net	19,393,245	19,173,888
Premises and equipment, net	391,883	393,714
Bank-owned life insurance	365,492	364,184
Goodwill and other intangible assets, net	964,819	967,882
Other assets (including $99,020 and $107,583 at fair value, respectively)	637,192	679,532
Total assets	$28,176,582	$28,002,554
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$6,473,101	$6,252,252
Interest-bearing deposits	17,551,964	17,546,178
Total deposits	24,025,065	23,798,430
Short-term borrowings	—	85,000
Long-term debt	120,500	120,400
Accrued expense and other liabilities (including $65,178 and $69,482 at fair value, respectively)	376,351	360,038
Total liabilities	24,521,916	24,363,868
Shareholders' equity:
Common stock, $1 par value: 200,000,000 shares authorized, 119,684,031 and 120,598,266 shares issued and outstanding, respectively	119,684	120,598
Capital surplus	2,721,132	2,754,399
Retained earnings	968,188	914,261
Accumulated other comprehensive loss	(154,338)	(150,572)
Total shareholders' equity	3,654,666	3,638,686
Total liabilities and shareholders' equity	$28,176,582	$28,002,554

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Net interest revenue:
Interest revenue:
Loans, including fees	$286,077	$274,056
Securities:
Taxable	44,483	57,172
Tax-exempt	1,646	1,678
Other	1,755	2,451
Total interest revenue	333,961	335,357
Interest expense:
Deposits	98,029	118,934
Short-term borrowings	998	1,107
Federal Home Loan Bank advances	969	433
Long-term debt	1,201	2,862
Total interest expense	101,197	123,336
Net interest revenue	232,764	212,021

Noninterest income:
Service charges and fees	9,545	9,535
Mortgage loan gains and other related fees	8,029	6,122
Wealth management fees	4,629	4,465
Net gains from sales of other loans	1,893	1,396
Lending and loan servicing fees	3,971	4,165
Securities gains, net	133	6
Other	15,546	9,967
Total noninterest income	43,746	35,656
Total revenue	276,510	247,677

Provision for credit losses	10,853	15,419

Noninterest expense:
Salaries and employee benefits	101,249	84,267
Communications and equipment	14,102	13,699
Occupancy	11,725	10,929
Advertising and public relations	2,397	1,881
Postage, printing and supplies	2,757	2,561
Professional fees	5,576	5,931
Lending and loan servicing expense	2,582	1,987
Outside services - electronic banking	3,559	2,763
FDIC assessments and other regulatory charges	2,269	4,642
Amortization of intangibles	3,063	3,286
Merger-related and other charges	873	1,297
Other	7,150	7,856
Total noninterest expense	157,302	141,099
Income before income taxes	108,355	91,159
Income tax expense	24,066	19,746
Net income	$84,289	$71,413

Net income available to common shareholders	$83,737	$69,429

Net income per common share:
Basic	$0.69	$0.58
Diluted	0.69	0.58
Weighted average common shares outstanding:
Basic	120,498	120,043
Diluted	120,723	120,201
See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2026
Net income	$108,355	$(24,066)	$84,289
Other comprehensive loss:
Unrealized losses on available-for-sale securities:
Unrealized holding losses	(1,305)	300	(1,005)
Reclassification adjustment for gains included in net income	(133)	28	(105)
Net unrealized losses on available-for-sale securities	(1,438)	328	(1,110)
Amortization of unrealized losses on held-to-maturity securities transferred from available-for-sale	1,731	(437)	1,294
Derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives	671	(169)	502
Gains on derivative instruments realized in net income	(5,968)	1,507	(4,461)
Net cash flow hedge activity	(5,297)	1,338	(3,959)
Amortization of defined benefit pension plan net periodic pension cost components	13	(4)	9
Total other comprehensive loss	(4,991)	1,225	(3,766)
Comprehensive income	$103,364	$(22,841)	$80,523

2025
Net income	$91,159	$(19,746)	$71,413
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains	34,624	(8,170)	26,454
Reclassification adjustment for gains included in net income	(6)	2	(4)
Net unrealized gains on available-for-sale securities	34,618	(8,168)	26,450
Amortization of unrealized losses on held-to-maturity securities transferred from available-for-sale	1,964	(464)	1,500
Derivative instruments designated as cash flow hedges:
Unrealized holding losses on derivatives	(989)	250	(739)
Gains on derivative instruments realized in net income	(1,121)	283	(838)
Net cash flow hedge activity	(2,110)	533	(1,577)
Amortization of defined benefit pension plan net periodic pension cost components	(17)	4	(13)
Total other comprehensive income	34,455	(8,095)	26,360
Comprehensive income	$125,614	$(27,841)	$97,773

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)
(in thousands except share and per share data)

	Shares of Common Stock	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2025	120,598,266	$—	$120,598	$2,754,399	$914,261	$(150,572)	$3,638,686
Net income					84,289		84,289
Other comprehensive loss						(3,766)	(3,766)
Purchases of common stock	(1,090,402)		(1,090)	(36,313)			(37,403)
Common stock dividends ($0.25 per share)					(30,362)		(30,362)
Impact of equity-based compensation awards	128,204		128	3,301			3,429
Impact of other United sponsored equity plans	47,963		48	(255)			(207)
Balance at March 31, 2026	119,684,031	$—	$119,684	$2,721,132	$968,188	$(154,338)	$3,654,666

Balance at December 31, 2024	119,364,110	$88,266	$119,364	$2,723,278	$714,138	$(212,919)	$3,432,127
Net income					71,413		71,413
Other comprehensive income						26,360	26,360
Preferred stock dividends					(1,573)		(1,573)
Common stock dividends ($0.24 per share)					(29,007)		(29,007)
Impact of equity-based compensation awards	103,781		104	1,568			1,672
Impact of other United sponsored equity plans	46,407		46	(142)			(96)
Balance at March 31, 2025	119,514,298	$88,266	$119,514	$2,724,704	$754,971	$(186,559)	$3,500,896

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(in thousands)	2026	2025
Operating activities:
Net income	$84,289	$71,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	19,819	11,448
Provision for credit losses	10,853	15,419
Stock-based compensation	3,342	2,321
Deferred income tax expense	6,055	168
Securities gains, net	(133)	(6)
Net gains from sales of other loans	(1,893)	(1,396)
Changes in assets and liabilities:
Trading securities	(103,384)	—
Loans held for sale	(1,976)	20,190
Other assets	41,987	19,878
Accrued expense and other liabilities	10,322	(40,803)
Net cash provided by operating activities	69,281	98,632

Investing activities:
Debt securities held-to-maturity:
Proceeds from maturities and calls	26,850	30,757
Debt securities available-for-sale:
Proceeds from sales	25,030	53,476
Proceeds from maturities and calls	200,251	177,005
Purchases	(55,009)	(58,856)
Net increase in loans	(236,778)	(253,750)
Payments for other investments	(25,217)	(11,236)
Proceeds from other investments	23,405	6,076
Purchases of premises and equipment	(6,924)	(4,313)
Other, net	2,852	4,262
Net cash used in investing activities	(45,540)	(56,579)

Financing activities:
Net increase in deposits	226,611	301,392
Net decrease in short-term borrowings	(85,000)	(195,000)
Proceeds from FHLB advances	475,000	126,000
Repayment of FHLB advances	(475,000)	(126,000)
Repurchase of common stock	(37,093)	—
Cash dividends on common stock	(30,589)	(29,057)
Cash dividends on preferred stock	—	(1,573)
Other, net	(283)	(976)
Net cash provided by financing activities	73,646	74,786

Net change in cash and cash equivalents	97,387	116,839

Cash and cash equivalents, beginning of period	395,754	519,873

Cash and cash equivalents, end of period	$493,141	$636,712

Significant non-cash investing and financing transactions:
Commitments to fund other investments	$12,400	$—
Unsettled securities purchases	—	15,000

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Basis of Presentation

Basis of Presentation
United’s accounting and financial reporting policies conform to GAAP and reporting guidelines of banking regulatory authorities. The accompanying interim consolidated financial statements have not been audited. All material intercompany balances and transactions have been eliminated. A more detailed description of United’s accounting policies is included in its 2025 10-K.

During the first quarter of 2026, United established a trading securities portfolio as part of a hedging strategy to mitigate the volatility in the fair value of United’s mortgage servicing rights asset. The trading securities portfolio consists of U.S. Treasuries that are carried at fair value on the consolidated balance sheets. The securities are classified as Level 1 assets in the fair value hierarchy. Changes in the fair value of the securities are recognized in the consolidated statements of income in other noninterest income. Interest income on trading securities is included in securities interest revenue in the consolidated statements of income.

In management’s opinion, all necessary accounting adjustments have been made to fairly present the financial position and results of operations in the accompanying financial statements. These adjustments are normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in United’s 2025 10-K.

Note 2 – Investment Securities

The amortized cost basis, unrealized gains and losses and fair value of HTM debt securities as of the dates indicated are as follows.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2026
U.S. Treasuries	$19,935	$—	$917	$19,018
U.S. Government Agencies & GSEs	98,322	—	11,424	86,898
State and political subdivisions	281,815	17	45,244	236,588
Residential MBS, Agency & GSEs	1,161,317	8	170,735	990,590
Commercial MBS, Agency & GSEs	635,134	—	102,957	532,177
Supranational entities	15,000	—	1,857	13,143
Total	$2,211,523	$25	$333,134	$1,878,414

As of December 31, 2025
U.S. Treasuries	$19,927	$—	$888	$19,039
U.S. Government Agencies & GSEs	98,851	—	11,233	87,618
State and political subdivisions	282,807	42	41,784	241,065
Residential MBS, Agency & GSEs	1,182,098	15	164,860	1,017,253
Commercial MBS, Agency & GSEs	638,673	—	98,391	540,282
Supranational entities	15,000	—	1,831	13,169
Total	$2,237,356	$57	$318,987	$1,918,426

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost basis, unrealized gains and losses, and fair value of AFS debt securities as of the dates indicated are presented below.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of March 31, 2026
U.S. Treasuries	$476,555	$257	$3,916	$472,896
U.S. Government Agencies & GSEs	290,330	162	9,684	280,808
State and political subdivisions	160,393	1	10,153	150,241
Residential MBS, Agency & GSEs	1,419,548	6,258	82,530	1,343,276
Residential MBS, Non-Agency	266,723	4	12,862	253,865
Commercial MBS, Agency & GSEs	691,606	3,529	24,887	670,248
Commercial MBS, Non-Agency	7,746	—	124	7,622
Corporate bonds	140,041	23	5,978	134,086
Asset-backed securities	262,559	111	1,166	261,504
Total	$3,715,501	$10,345	$151,300	$3,574,546

As of December 31, 2025
U.S. Treasuries	$496,402	$1,106	$3,753	$493,755
U.S. Government Agencies & GSEs	308,096	129	9,875	298,350
State and political subdivisions	165,118	—	10,235	154,883
Residential MBS, Agency & GSEs	1,503,962	6,151	79,636	1,430,477
Residential MBS, Non-Agency	272,869	7	13,021	259,855
Commercial MBS, Agency & GSEs	704,318	4,896	24,897	684,317
Commercial MBS, Non-Agency	7,857	—	87	7,770
Corporate bonds	142,527	27	5,886	136,668
Asset-backed securities	285,435	294	941	284,788
Total	$3,886,584	$12,610	$148,331	$3,750,863

As of March 31, 2026 and December 31, 2025 the carrying value of pledged securities totaled $2.77 billion and $2.98 billion, respectively. Securities were pledged primarily to secure public deposits.

The following table summarizes the fair values and gross unrealized losses of HTM debt securities as of the dates indicated based on the length of time that individual securities have been in a continuous unrealized loss position.

	Length of Time in Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2026
U.S. Treasuries	$—	$—	$19,018	$917	$19,018	$917
U.S. Government Agencies & GSEs	—	—	86,898	11,424	86,898	11,424
State and political subdivisions	11,148	135	218,057	45,109	229,205	45,244
Residential MBS, Agency & GSEs	600	12	989,094	170,723	989,694	170,735
Commercial MBS, Agency & GSEs	6,134	270	526,043	102,687	532,177	102,957
Supranational entities	—	—	13,143	1,857	13,143	1,857
Total	$17,882	$417	$1,852,253	$332,717	$1,870,135	$333,134

As of December 31, 2025
U.S. Treasuries	$—	$—	$19,039	$888	$19,039	$888
U.S. Government Agencies & GSEs	—	—	87,618	11,233	87,618	11,233
State and political subdivisions	—	—	226,464	41,784	226,464	41,784
Residential MBS, Agency & GSEs	—	—	1,016,225	164,860	1,016,225	164,860
Commercial MBS, Agency & GSEs	—	—	540,282	98,391	540,282	98,391
Supranational entities	—	—	13,169	1,831	13,169	1,831
Total	$—	$—	$1,902,797	$318,987	$1,902,797	$318,987

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the fair values and gross unrealized losses of AFS debt securities as of the dates indicated based on the length of time that individual securities have been in a continuous unrealized loss position.

	Length of Time in Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of March 31, 2026
U.S. Treasuries	$210,849	$492	$111,280	$3,424	$322,129	$3,916
U.S. Government Agencies & GSEs	3,463	9	215,778	9,675	219,241	9,684
State and political subdivisions	1,526	2	145,545	10,151	147,071	10,153
Residential MBS, Agency & GSEs	77,377	574	760,369	81,956	837,746	82,530
Residential MBS, Non-Agency	32,343	525	221,143	12,337	253,486	12,862
Commercial MBS, Agency & GSEs	33,871	77	338,409	24,810	372,280	24,887
Commercial MBS, Non-Agency	—	—	7,622	124	7,622	124
Corporate bonds	—	—	132,149	5,978	132,149	5,978
Asset-backed securities	114,612	603	55,036	563	169,648	1,166
Total	$474,041	$2,282	$1,987,331	$149,018	$2,461,372	$151,300

As of December 31, 2025
U.S. Treasuries	$25,372	$3	$110,899	$3,750	$136,271	$3,753
U.S. Government Agencies & GSEs	49,487	167	211,151	9,708	260,638	9,875
State and political subdivisions	25	1	153,857	10,234	153,882	10,235
Residential MBS, Agency & GSEs	60,042	61	841,090	79,575	901,132	79,636
Residential MBS, Non-Agency	11,458	39	247,997	12,982	259,455	13,021
Commercial MBS, Agency & GSEs	13,138	46	356,038	24,851	369,176	24,897
Commercial MBS, Non-Agency	—	—	7,770	87	7,770	87
Corporate bonds	—	—	134,731	5,886	134,731	5,886
Asset-backed securities	81,248	408	58,594	533	139,842	941
Total	$240,770	$725	$2,122,127	$147,606	$2,362,897	$148,331

At March 31, 2026, there were 487 AFS debt securities and 286 HTM debt securities that were in an unrealized loss position. United does not intend to sell nor does it believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at March 31, 2026 were primarily attributable to changes in interest rates.

At March 31, 2026 and December 31, 2025, the majority of HTM securities were considered to have a zero loss assumption for ACL purposes. For the remaining HTM securities, primarily those issued by state and political subdivisions, calculated credit losses, and, thus, the related ACL were de minimis due to the high credit quality of the portfolio. As a result, no ACL was recorded on the HTM portfolio at March 31, 2026 and December 31, 2025. In addition, based on the assessments performed at March 31, 2026 and December 31, 2025, there was no ACL required related to the AFS portfolio.

The following table presents accrued interest receivable on HTM and AFS debt securities, which was excluded from the estimate of credit losses, for the periods indicated.

	Accrued Interest Receivable
(in thousands)	March 31, 2026	December 31, 2025
HTM	$5,155	$5,486
AFS	15,594	16,413

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of AFS and HTM debt securities at March 31, 2026, by contractual maturity, are presented in the following table.

	AFS		HTM
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year:
U.S. Treasuries	$240,109	$239,372	$—	$—
U.S. Government Agencies & GSEs	27,145	26,695	—	—
State and political subdivisions	5,389	5,366	—	—
Corporate bonds	41,471	40,959	—	—
	314,114	312,392	—	—
1 to 5 years:
U.S. Treasuries	236,446	233,524	19,935	19,018
U.S. Government Agencies & GSEs	45,309	40,914	44,958	41,638
State and political subdivisions	47,822	44,202	35,191	33,557
Corporate bonds	87,658	83,119	—	—
Supranational entities	—	—	15,000	13,143
	417,235	401,759	115,084	107,356
5 to 10 years:
U.S. Government Agencies & GSEs	151,856	148,744	40,864	34,106
State and political subdivisions	66,905	61,561	85,833	74,770
Corporate bonds	10,912	10,008	—	—
	229,673	220,313	126,697	108,876
More than 10 years:
U.S. Government Agencies & GSEs	66,020	64,455	12,500	11,154
State and political subdivisions	40,277	39,112	160,791	128,261
	106,297	103,567	173,291	139,415
Debt securities not due at a single maturity date:
Asset-backed securities	262,559	261,504	—	—
Residential MBS	1,686,271	1,597,141	1,161,317	990,590
Commercial MBS	699,352	677,870	635,134	532,177
	2,648,182	2,536,515	1,796,451	1,522,767

Total	$3,715,501	$3,574,546	$2,211,523	$1,878,414

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.

Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes AFS securities sales activity for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(in thousands)	2026	2025
Proceeds from sales	$25,030	$53,476

Gross realized gains	$193	$6
Gross realized losses	(60)	—
Securities gains, net	$133	$6

Income tax expense attributable to sales	$28	$2

In addition, during the first quarter of 2026, United recognized $1.07 million in net losses on trading securities, of which $792,000 related to trading securities held at March 31, 2026.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Equity Investments
The table below reflects the carrying value of certain equity investments, which are included in other assets on the consolidated balance sheet, as of the dates indicated.

(in thousands)	March 31, 2026	December 31, 2025
Federal Reserve stock	$89,979	$89,979
FHLB stock	18,000	18,049
Equity securities with readily determinable fair values	1,124	2,481

Note 3 – Loans and Leases and Allowance for Credit Losses

Major classifications of the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”) are summarized as of the dates indicated as follows.

(in thousands)	March 31, 2026	December 31, 2025
Owner occupied CRE	$4,040,518	$3,949,898
Income producing CRE	4,983,718	5,032,342
Commercial & industrial	2,770,924	2,696,291
Commercial construction & land	1,072,140	997,802
Equipment financing	1,896,828	1,847,999
Total commercial	14,764,128	14,524,332
Residential mortgage	3,122,361	3,157,017
Home equity	1,343,785	1,319,474
Residential construction & land	185,353	190,625
Consumer	186,891	187,536
Total loans, excluding fair value hedge basis adjustment	19,602,518	19,378,984
Fair value hedge basis adjustment	(877)	5,333
Total loans	19,601,641	19,384,317
Less ACL - loans	(208,396)	(210,429)
Loans, net	$19,393,245	$19,173,888

Accrued interest receivable related to loans totaled $58.4 million and $60.4 million at March 31, 2026 and December 31, 2025, respectively, and was reported in other assets on the consolidated balance sheets. Accrued interest receivable was excluded from the estimate of credit losses.

At March 31, 2026 and December 31, 2025, the loan portfolio included certain loans specifically pledged to the Federal Reserve as well as loans covered by a blanket lien on qualifying loan types with the FHLB to secure contingent funding sources.

The following table presents the amortized cost of certain loans held for investment that were sold in the periods indicated. The net gains or losses on these loan sales were included in noninterest income on the consolidated statements of income.

	Three Months Ended March 31,
(in thousands)	2026	2025
Guaranteed portion of SBA/USDA loans	$26,300	$21,949
Equipment financing receivables	8,323	4,162
Total	$34,623	$26,111

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

	Accruing
	Current Loans	Loans Past Due
(in thousands)		30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual Loans	Total Loans
As of March 31, 2026
Owner occupied CRE	$4,021,346	$907	$—	$—	$18,265	$4,040,518
Income producing CRE	4,971,077	1,602	2	—	11,037	4,983,718
Commercial & industrial	2,747,868	2,226	940	—	19,890	2,770,924
Commercial construction & land	1,071,212	911	—	—	17	1,072,140
Equipment financing	1,880,042	5,243	3,519	—	8,024	1,896,828
Total commercial	14,691,545	10,889	4,461	—	57,233	14,764,128
Residential mortgage	3,082,510	7,633	312	—	31,906	3,122,361
Home equity	1,334,354	3,112	110	—	6,209	1,343,785
Residential construction & land	184,988	10	—	—	355	185,353
Consumer	185,387	312	183	—	1,009	186,891
Total loans	$19,478,784	$21,956	$5,066	$—	$96,712	$19,602,518

As of December 31, 2025
Owner occupied CRE	$3,932,261	$4,917	$1,555	$—	$11,165	$3,949,898
Income producing CRE	5,019,437	916	501	—	11,488	5,032,342
Commercial & industrial	2,664,068	6,365	7,564	—	18,294	2,696,291
Commercial construction & land	997,772	12	—	—	18	997,802
Equipment financing	1,826,790	6,637	4,189	—	10,383	1,847,999
Total commercial	14,440,328	18,847	13,809	—	51,348	14,524,332
Residential mortgage	3,118,540	5,286	768	—	32,423	3,157,017
Home equity	1,310,017	3,055	1,155	—	5,247	1,319,474
Residential construction & land	189,506	40	—	—	1,079	190,625
Consumer	185,814	569	152	—	1,001	187,536
Total loans	$19,244,205	$27,797	$15,884	$—	$91,098	$19,378,984

The following table presents nonaccrual loans held for investment by loan class for the periods indicated.

	Nonaccrual Loans
	March 31, 2026			December 31, 2025
(in thousands)	With no allowance	With an allowance	Total	With no allowance	With an allowance	Total
Owner occupied CRE	$11,730	$6,535	$18,265	$7,627	$3,538	$11,165
Income producing CRE	8,157	2,880	11,037	8,335	3,153	11,488
Commercial & industrial	13,452	6,438	19,890	7,965	10,329	18,294
Commercial construction & land	—	17	17	—	18	18
Equipment financing	78	7,946	8,024	71	10,312	10,383
Total commercial	33,417	23,816	57,233	23,998	27,350	51,348
Residential mortgage	5,077	26,829	31,906	4,861	27,562	32,423
Home equity	858	5,351	6,209	218	5,029	5,247
Residential construction & land	—	355	355	701	378	1,079
Consumer	—	1,009	1,009	—	1,001	1,001
Total	$39,352	$57,360	$96,712	$29,778	$61,320	$91,098

At March 31, 2026 and December 31, 2025, United had $49.3 million and $41.5 million, respectively, in loans for which repayment is expected to be provided substantially through the operation or sale of the collateral. Estimated credit losses for these loans are based on the net realizable value of the collateral relative to the amortized cost of the loan. The majority of these loans are CRE and commercial and industrial loans.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Lease Receivables
The equipment financing portfolio includes sales-type and direct financing lease receivables. The following table presents the components of the net investment in these lease receivables as of the dates indicated.

(in thousands)	March 31, 2026	December 31, 2025
Minimum future lease payments receivable	$124,962	$117,209
Estimated residual value of leased equipment	7,995	7,659
Initial direct costs	2,619	2,410
Security deposits	(513)	(496)
Unearned income	(19,706)	(18,411)
Net investment in leases	$115,357	$108,371

Minimum future lease payments expected to be received from equipment financing lease contracts as of March 31, 2026 were as follows:

(in thousands)
Year
Remainder of 2026	$33,664
2027	38,455
2028	28,126
2029	17,091
2030	6,871
Thereafter	755
Total	$124,962

Credit Quality Indicators
United utilizes internal risk ratings as the primary credit quality indicator as outlined below:

Commercial Purpose Loans. United analyzes commercial loans individually on an ongoing basis based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, public information, and current industry and economic trends, among other factors. Commercial loans are categorized by the credit risk ratings of Pass, Special Mention, Substandard and Doubtful. Special Mention, Substandard and Doubtful ratings are defined by regulatory authorities and represent an elevated level of risk due to weaknesses identified related to the credit and/or borrower. Ratings within these categories are based on the severity of the weakness and the likelihood of repayment. Pass loans are considered to have a low probability of default and do not meet the criteria of the other ratings.

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

(in thousands)	Term Loans by Origination Year						Revolvers	Revolvers converted to term loans	Total
As of March 31, 2026	2026	2025	2024	2023	2022	Prior
Owner occupied CRE
Pass	$221,464	$875,007	$447,253	$454,560	$565,839	$1,175,534	$118,142	$22,121	$3,879,920
Special Mention	—	3,051	6,917	9,579	23,748	26,176	2,751	226	72,448
Substandard	—	3,149	8,210	20,352	33,211	22,263	965	—	88,150
Total owner occupied CRE	$221,464	$881,207	$462,380	$484,491	$622,798	$1,223,973	$121,858	$22,347	$4,040,518
Current period gross charge-offs	$—	$370	$—	$368	$—	$—	$—	$—	$738
Income producing CRE
Pass	$261,516	$928,560	$399,823	$472,377	$1,027,589	$1,534,758	$59,140	$14,965	$4,698,728
Special Mention	19,804	14,340	1,691	2,171	107,368	19,305	—	109	164,788
Substandard	12,211	9,516	26,154	22,336	11,163	37,328	1,494	—	120,202
Total income producing CRE	$293,531	$952,416	$427,668	$496,884	$1,146,120	$1,591,391	$60,634	$15,074	$4,983,718
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial & industrial
Pass	$121,091	$652,912	$296,411	$256,594	$167,754	$349,535	$761,716	$9,151	$2,615,164
Special Mention	116	3,238	5,276	21,353	14,958	7,325	12,785	595	65,646
Substandard	449	7,219	16,412	33,143	5,543	10,286	11,416	5,646	90,114
Total commercial & industrial	$121,656	$663,369	$318,099	$311,090	$188,255	$367,146	$785,917	$15,392	$2,770,924
Current period gross charge-offs	$—	$597	$—	$922	$878	$600	$—	$907	$3,904
Commercial construction & land
Pass	$132,250	$559,324	$227,494	$24,444	$43,068	$14,567	$59,036	$1,230	$1,061,413
Special Mention	—	5,081	139	—	—	1,653	—	—	6,873
Substandard	—	1,121	—	374	252	2,107	—	—	3,854
Total commercial construction & land	$132,250	$565,526	$227,633	$24,818	$43,320	$18,327	$59,036	$1,230	$1,072,140
Current period gross charge-offs	$—	$—	$—	$—	$25	$—	$—	$—	$25
Equipment financing
Pass	$240,558	$732,954	$438,174	$263,174	$156,338	$48,692	$—	$—	$1,879,890
Special Mention	—	—	4,067	2,619	904	131	—	—	7,721
Substandard	—	1,446	2,638	1,987	2,575	571	—	—	9,217
Total equipment financing	$240,558	$734,400	$444,879	$267,780	$159,817	$49,394	$—	$—	$1,896,828
Current period gross charge-offs	$—	$562	$1,865	$1,834	$2,391	$527	$—	$—	$7,179
Residential mortgage
Pass	$46,457	$200,087	$116,235	$293,120	$898,882	$1,527,839	$—	$2,511	$3,085,131
Substandard	—	638	3,503	7,222	11,200	14,592	—	75	37,230
Total residential mortgage	$46,457	$200,725	$119,738	$300,342	$910,082	$1,542,431	$—	$2,586	$3,122,361
Current period gross charge-offs	$—	$58	$—	$91	$35	$—	$—	$—	$184
Home equity
Pass	$—	$—	$—	$—	$—	$—	$1,299,028	$38,031	$1,337,059
Substandard	—	—	—	—	—	—	—	6,726	6,726
Total home equity	$—	$—	$—	$—	$—	$—	$1,299,028	$44,757	$1,343,785
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential construction & land
Pass	$11,053	$123,817	$31,597	$6,234	$4,541	$7,665	$—	$85	$184,992
Substandard	—	—	80	172	14	95	—	—	361
Total residential construction & land	$11,053	$123,817	$31,677	$6,406	$4,555	$7,760	$—	$85	$185,353
Current period gross charge-offs	$—	$—	$37	$—	$—	$—	$—	$—	$37
Consumer
Pass	$26,360	$70,396	$35,252	$18,759	$10,384	$2,894	$21,451	$143	$185,639
Substandard	—	87	247	485	147	286	—	—	1,252
Total consumer	$26,360	$70,483	$35,499	$19,244	$10,531	$3,180	$21,451	$143	$186,891
Current period gross charge-offs	$638	$67	$39	$68	$8		$—	$13	$833

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(in thousands)	Term Loans by Origination Year						Revolvers	Revolvers converted to term loans	Total
As of December 31, 2025	2025	2024	2023	2022	2021	Prior
Owner occupied CRE
Pass	$882,017	$459,608	$468,682	$587,671	$505,329	$733,146	$122,462	$22,745	$3,781,660
Special Mention	1,721	1,341	14,369	24,247	18,972	7,656	4,176	228	72,710
Substandard	3,157	8,412	20,122	31,791	6,709	22,454	2,883	—	95,528
Total owner occupied CRE	$886,895	$469,361	$503,173	$643,709	$531,010	$763,256	$129,521	$22,973	$3,949,898
Current period gross charge-offs	$—	$185	$1,905	$2,162	$—	$942	$—	$—	$5,194
Income producing CRE
Pass	$916,381	$430,561	$541,924	$1,107,955	$812,859	$863,815	$62,677	$12,714	$4,748,886
Special Mention	13,726	14,176	2,144	123,531	7,769	6,341	—	109	167,796
Substandard	9,652	26,439	22,478	1,199	16,954	36,816	2,122	—	115,660
Total income producing CRE	$939,759	$471,176	$566,546	$1,232,685	$837,582	$906,972	$64,799	$12,823	$5,032,342
Current period gross charge-offs	$—	$—	$—	$1,970	$—	$—	$—	$—	$1,970
Commercial & industrial
Pass	$668,959	$357,553	$279,488	$178,064	$149,382	$225,469	$675,062	$9,342	$2,543,319
Special Mention	3,364	18,886	21,622	18,235	1,353	3,387	8,537	448	75,832
Substandard	7,719	2,849	36,127	6,330	4,289	7,506	11,104	1,216	77,140
Total commercial & industrial	$680,042	$379,288	$337,237	$202,629	$155,024	$236,362	$694,703	$11,006	$2,696,291
Current period gross charge-offs	$46	$1,197	$10,327	$1,506	$218	$408	$—	$2,240	$15,942
Commercial construction & land
Pass	$562,952	$236,154	$63,716	$20,804	$9,230	$11,002	$54,745	$1,039	$959,642
Special Mention	4,352	743	—	28,159	1,550	—	—	—	34,804
Substandard	225	388	381	255	18	2,089	—	—	3,356
Total commercial construction & land	$567,529	$237,285	$64,097	$49,218	$10,798	$13,091	$54,745	$1,039	$997,802
Current period gross charge-offs	$—	$2,020	$—	$—	$130	$—	$—	$—	$2,150
Equipment financing
Pass	$792,800	$487,499	$300,427	$186,094	$49,410	$16,468	$—	$—	$1,832,698
Special Mention	—	2,061	—	994	227	—	—	—	3,282
Substandard	1,081	3,090	3,035	3,731	730	352	—	—	12,019
Total equipment financing	$793,881	$492,650	$303,462	$190,819	$50,367	$16,820	$—	$—	$1,847,999
Current period gross charge-offs	$504	$3,831	$7,681	$10,018	$2,255	$668	$—	$—	$24,957
Residential mortgage
Pass	$199,825	$116,567	$308,491	$921,713	$910,553	$661,298	$—	$2,612	$3,121,059
Substandard	310	2,619	7,470	11,604	3,274	10,604	—	77	35,958
Total residential mortgage	$200,135	$119,186	$315,961	$933,317	$913,827	$671,902	$—	$2,689	$3,157,017
Current period gross charge-offs	$—	$4	$560	$76	$—	$—	$—	$6	$646
Home equity
Pass	$—	$—	$—	$—	$—	$—	$1,277,604	$36,074	$1,313,678
Substandard	—	—	—	—	—	—	—	5,796	5,796
Total home equity	$—	$—	$—	$—	$—	$—	$1,277,604	$41,870	$1,319,474
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$170	$170
Residential construction & land
Pass	$110,016	$50,363	$9,612	$9,156	$3,637	$6,676	$—	$86	$189,546
Substandard	—	80	879	15	64	41	—	—	1,079
Total residential construction & land	$110,016	$50,443	$10,491	$9,171	$3,701	$6,717	$—	$86	$190,625
Current period gross charge-offs	$—	$—	$118	$124	$—	$47	$—	$—	$289
Consumer
Pass	$85,779	$41,201	$22,689	$12,571	$2,911	$705	$20,522	$122	$186,500
Substandard	7	161	483	164	45	176	—	—	1,036
Total consumer	$85,786	$41,362	$23,172	$12,735	$2,956	$881	$20,522	$122	$187,536
Current period gross charge-offs	$3,331	$533	$232	$94	$88	$37	$—	$154	$4,469

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Modifications to Borrowers Experiencing Financial Difficulty
The period-end amortized cost and additional information regarding loans modified under the terms of a FDM during the three months ended March 31, 2026 and 2025 are presented in the following tables.

Three Months Ended March 31, 2026
	Amortized Cost of New FDMs by Type of Modification
(in thousands)	Extension	Payment Delay	Rate Reduction & Payment Delay	Rate Reduction	Payment Delay & Extension	Rate Reduction, Payment Delay & Extension	Total	% of Total Class of Receivable	FDMs defaulted within 12 months of modification
Owner occupied CRE	$—	$462	$—	$—	$—	$—	$462	—%	$—
Commercial & industrial	41	3,501	—	—	—	—	3,542	0.1	—
Equipment financing	—	—	—	—	6,276	—	6,276	0.3	861
Residential mortgage	—	—	512	647	—	1,144	2,303	0.1	285
Home equity	—	—	—	67	—	—	67	—	—
Total	$41	$3,963	$512	$714	$6,276	$1,144	$12,650	0.1	$1,146

Three Months Ended March 31, 2025
	Amortized Cost of New FDMs by Type of Modification
(in thousands)	Payment Delay	Rate Reduction	Rate Reduction & Extension	Payment Delay & Extension	Principal Forgiveness	Total	% of Total Class of Receivable	FDMs defaulted within 12 months of modification
Owner occupied CRE	$1,472	$—	$—	$—	$—	$1,472	—%	$—
Commercial & industrial	—	—	—	—	694	694	—	—
Equipment financing	—	—	—	4,917	—	4,917	0.3	7
Residential mortgage	—	166	1,514	—	—	1,680	0.1	267
Home equity	—	72	—	—	—	72	—	—
Total	$1,472	$238	$1,514	$4,917	$694	$8,835	—	$274

The following table presents the aging category and accrual status of loans modified under the terms of a FDM during the previous 12 months on an amortized cost basis as of the dates indicated.

	Accruing
		Loans Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual	Total
As of March 31, 2026
Owner occupied CRE	$—	$—	$—	$—	$462	$462
Commercial & industrial	3,697	76	—	—	61	3,834
Equipment financing	12,929	163	285	—	1,312	14,689
Residential mortgage	1,721	—	—	—	3,905	5,626
Home equity	85	—	—	—	761	846
Consumer	—	—	—	—	94	94
Total	$18,432	$239	$285	$—	$6,595	$25,551

As of March 31, 2025
Owner occupied CRE	$2,601	$—	$—	$—	$268	$2,869
Income producing CRE	12,239	—	—	—	8,154	20,393
Commercial & industrial	3,548	366	—	—	828	4,742
Equipment financing	9,167	517	228	—	789	10,701
Residential mortgage	2,948	—	—	—	1,922	4,870
Home equity	—	—	—	—	72	72
Consumer	95	—	—	—	81	176
Total	$30,598	$883	$228	$—	$12,114	$43,823

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

At March 31, 2026, the baseline economic forecast had improved relative to the forecast at December 31, 2025, particularly in the expected unemployment rate, which is a key assumption in our ACL model. The March forecast came out shortly after the Iran conflict began and predicted a short duration to the conflict. At March 31, 2026, United applied qualitative adjustments to increase the model’s calculated ACL for the income producing CRE, commercial & industrial, multifamily, commercial construction, residential mortgage and home equity portfolios. These qualitative adjustments were applied to better reflect management’s expectations of future performance and maintain directional consistency with internal credit measures, as well as the possibility of increased uncertainty in the economic forecast due to geopolitical risks and any resulting downstream impacts.

For periods beyond the reasonable and supportable forecast period of one year, United reverted to historical credit loss information on a straight line basis over two years. For most collateral types, United reverted to through-the-cycle average default rates using peer data. For loans secured by residential mortgages, the peer data was adjusted for changes in lending practices designed to mitigate the magnitude of losses observed during the 2008 financial crisis.

The following table presents the balance and activity in the ACL by portfolio segment for the periods indicated.

	Three Months Ended March 31, 2026
(in thousands)	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied CRE	$24,888	$(738)	$72	$905	$25,127
Income producing CRE	44,071	—	85	(2,798)	41,358
Commercial & industrial	43,269	(3,904)	595	3,736	43,696
Commercial construction & land	8,286	(25)	19	1,918	10,198
Equipment financing	45,852	(7,179)	1,344	2,845	42,862
Residential mortgage	29,241	(184)	51	225	29,333
Home equity	11,849	—	54	866	12,769
Residential construction & land	1,799	(37)	25	113	1,900
Consumer	1,174	(833)	278	534	1,153
ACL - loans	210,429	(12,900)	2,523	8,344	208,396
ACL - unfunded commitments	15,091	—	—	2,509	17,600
Total ACL	$225,520	$(12,900)	$2,523	$10,853	$225,996

	Three Months Ended March 31, 2025
(in thousands)	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance
Owner occupied CRE	$19,873	$(271)	$145	$1,758	$21,505
Income producing CRE	41,427	(1,020)	302	5,108	45,817
Commercial & industrial	35,441	(3,362)	915	4,710	37,704
Commercial construction & land	16,370	—	138	217	16,725
Equipment financing	47,415	(5,937)	895	5,227	47,600
Residential mortgage	32,259	(49)	50	(2,581)	29,679
Home equity	11,247	—	62	(1,012)	10,297
Residential construction & land	1,672	(226)	7	169	1,622
Manufactured housing	450	—	—	(450)	—
Consumer	844	(1,514)	258	1,437	1,025
ACL - loans	206,998	(12,379)	2,772	14,583	211,974
ACL - unfunded commitments	10,391	—	—	836	11,227
Total ACL	$217,389	$(12,379)	$2,772	$15,419	$223,201

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Derivatives and Hedging Activities

The table below presents the fair value of derivative financial instruments, which are included in other assets and other liabilities on the consolidated balance sheet, as of the dates indicated.

	March 31, 2026			December 31, 2025
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Derivative Asset	Derivative Liability		Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Cash flow hedge of subordinated debt	$—	$—	$—	$100,000	$6,288	$—
Cash flow hedges of trust preferred securities	20,000	—	—	20,000	—	—
Fair value hedges of AFS debt securities	776,521	—	—	785,009	—	—
Fair value hedges of loans	775,000	—	—	1,900,000	—	—
Total	1,571,521	—	—	2,805,009	6,288	—

Derivatives not designated as hedging instruments:
Customer derivative positions	1,607,598	6,909	33,586	1,541,391	11,457	32,841
Dealer offsets to customer derivative positions	1,607,598	9,962	6,938	1,541,391	9,478	11,441
Risk participations	127,723	17	126	103,668	—	108
Mortgage banking - loan commitments	84,989	1,547	3	41,125	1,027	—
Mortgage banking - forward sales commitment	138,214	990	76	94,219	8	225
Bifurcated embedded derivatives	51,935	7,465	—	51,935	7,055	—
Dealer offsets to bifurcated embedded derivatives	51,935	—	8,746	51,935	—	8,382
Total	3,669,992	26,890	49,475	3,425,664	29,025	52,997

Total derivatives	$5,241,513	$26,890	$49,475	$6,230,673	$35,313	$52,997

Total gross derivative instruments		$26,890	$49,475		$35,313	$52,997
Less: Amounts subject to master netting agreements		(4,956)	(4,956)		(7,917)	(7,917)
Less: Cash collateral received/pledged		(6,275)	(10,042)		(8,305)	(12,156)
Net amount		$15,659	$34,477		$19,091	$32,924

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

Hedging Derivatives

Cash Flow Hedges of Interest Rate Risk
During the periods covered by this Report, United utilized interest rate caps and swaps to hedge the variability of cash flows due to changes in interest rates on certain of its variable-rate subordinated debt and trust preferred securities. Gains and losses related to changes in fair value of the hedges are reclassified into earnings in the periods the hedged forecasted transactions occur. Over the next twelve months, United expects to reclassify $632,000 of gains from AOCI into earnings related to its interest rate swap agreements.

During the first quarter of 2026, United terminated the interest rate cap that had been designated as a hedge of its subordinated debt, after providing redemption notice on the subordinated debt during the period, which rendered the future cash flows no longer probable of occurring.

Fair Value Hedges of Interest Rate Risk
United uses interest rate derivatives to manage its exposure to changes in fair value attributable to changes in interest rates on certain of its fixed-rate financial instruments.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The table below presents the effect of derivatives in hedging relationships, all of which are interest rate contracts, on earnings for the periods indicated.

	Affected Income Statement Line Item Increase/(Decrease) to Earnings	Three Months Ended March 31,
(in thousands)		2026	2025
Fair value hedges:
AFS securities:
Amounts related to interest settlements on derivatives		$101	$1,341
Gain (loss) recognized on derivative		3,906	(8,304)
(Loss) gain recognized on hedged items		(3,796)	8,407
Net income recognized on AFS securities fair value hedges	Interest revenue - securities	$211	$1,444
Loans:
Amounts related to interest settlements on derivatives		$(2,332)	$(560)
Gain (loss) recognized on derivatives		6,527	(2,008)
(Loss) gain recognized on hedged items		(6,210)	2,195
Net loss recognized on loan fair value hedges	Interest revenue - loans, including fees	$(2,015)	$(373)

Cash flow hedges:
Long-term debt
Amounts related to interest settlements on derivatives (1)	Interest expense- long term debt	$784	$1,121
Gain on termination of hedge of subordinated debt	Other noninterest income	5,184	—
Net income recognized on cash flow hedges		$5,968	$1,121
 (1) Includes premium amortization expense excluded from the assessment of hedge effectiveness of $97,000 and $116,000 for the three months ended March 31, 2026 and 2025, respectively.

The table below presents the carrying amount of hedged items and cumulative fair value hedging basis adjustments for the periods presented. All fair value hedges of AFS debt securities and loans at March 31, 2026 and December 31, 2025 were designated under the portfolio layer method.

(in thousands)	March 31, 2026			December 31, 2025
Balance Sheet Location	Carrying Amount	Hedge Accounting Basis Adjustment	Hedged Portfolio Layer	Carrying Amount	Hedge Accounting Basis Adjustment	Hedged Portfolio Layer
Debt securities AFS (1)	$958,216	$483	$776,521	$971,854	$4,279	$785,009
Loans and leases held for investment	3,427,549	(877)	775,000	3,556,859	5,333	1,900,000
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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The table below presents the gains and losses recognized in income on derivatives not designated as hedging instruments for the periods indicated.

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
(in thousands)		2026	2025
Customer derivatives and dealer offsets	Other noninterest income	$1,183	$944
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	2	6
Mortgage banking derivatives	Mortgage loan gains and other related fees	1,389	410
Risk participations	Other noninterest income	14	194
		$2,588	$1,554

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

United has processes in place to review the significant valuation inputs and to assesses on a quarterly basis how instruments are classified within the valuation framework. Transfers into or out of fair value hierarchy levels are made as the observability of input assumptions change. During the three months ended March 31, 2026, there were no changes to valuation approaches or techniques that warranted a hierarchy level change.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall.

(in thousands)
March 31, 2026	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
U.S. Treasuries	$103,384	$—	$—	$103,384
AFS debt securities:
U.S. Treasuries	472,896	—	—	472,896
U.S. Government agencies & GSEs	—	280,808	—	280,808
State and political subdivisions	—	150,241	—	150,241
Residential MBS	—	1,597,141	—	1,597,141
Commercial MBS	—	677,870	—	677,870
Corporate bonds	—	133,592	494	134,086
Asset-backed securities	—	261,504	—	261,504
Equity securities	—	1,124	—	1,124
Mortgage loans held for sale	—	41,357	—	41,357
Mutual funds and other investments	15,535	170	—	15,705
Servicing rights for SBA/USDA loans	—	—	4,946	4,946
Residential mortgage servicing rights	—	—	43,160	43,160
Contingent consideration receivable	—	—	7,195	7,195
Derivative financial instruments	—	17,861	9,029	26,890
Total assets	$591,815	$3,161,668	$64,824	$3,818,307

Liabilities:
Deferred compensation plan liability	$15,533	$170	$—	$15,703
Derivative financial instruments	—	40,600	8,875	49,475
Total liabilities	$15,533	$40,770	$8,875	$65,178

(in thousands)
December 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$493,755	$—	$—	$493,755
U.S. Government agencies & GSEs	—	298,350	—	298,350
State and political subdivisions	—	154,883	—	154,883
Residential MBS	—	1,690,332	—	1,690,332
Commercial MBS	—	692,087	—	692,087
Corporate bonds	—	136,176	492	136,668
Asset-backed securities	—	284,788	—	284,788
Equity securities	—	2,481	—	2,481
Mortgage loans held for sale	—	39,381	—	39,381
Mutual funds and other investments	16,343	140	—	16,483
Servicing rights for SBA/USDA loans	—	—	4,880	4,880
Residential mortgage servicing rights	—	—	41,231	41,231
Contingent consideration receivable	—	—	7,195	7,195
Derivative financial instruments	—	27,231	8,082	35,313
Total assets	$510,098	$3,325,849	$61,880	$3,897,827

Liabilities:
Deferred compensation plan liability	$16,345	$140	$—	$16,485
Derivative financial instruments	—	44,507	8,490	52,997
Total liabilities	$16,345	$44,647	$8,490	$69,482

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Level 3 Fair Value Measurements
The following table presents quantitative information about significant unobservable inputs related to United’s material categories of Level 3 financial instruments measured at fair value on a recurring basis as of the dates indicated.

Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Inputs	March 31, 2026		December 31, 2025
			Range	Weighted Average	Range	Weighted Average
Residential mortgage servicing rights	Discounted cash flow	Discount rate	9.0% - 12.7%	9.2%	9.5% - 12.5%	9.6%
		Prepayment rate	5.0 - 50.6	7.9	5.5 - 25.3	7.5
Derivative assets - mortgage	Internal model	Pull through rate	75.0 - 100	92.3	60.0 - 100	91.6
Derivative assets and liabilities - other	Dealer priced	Dealer priced	N/A	N/A	N/A	N/A
Contingent consideration receivable	Discounted cash flow	Discount rate	6.7 - 6.7	6.7	6.7 - 6.7	6.7
		Probability of achievement	82.6 - 100	88.2	82.6 - 100	88.2

The table below presents a reconciliation of the beginning and ending balances of Level 3 assets and liabilities measured at fair value on a recurring basis for the periods indicated.

	2026						2025
(in thousands)	Derivative Assets	Derivative Liabilities	SBA/USDA Loan Servicing Rights	Residential Mortgage Servicing Rights	Corporate Bonds	Contingent Consideration Receivable	Derivative Assets	Derivative Liabilities	SBA/USDA Loan Servicing Rights	Residential Mortgage Servicing Rights	Corporate Bonds	Contingent Consideration Receivable
Three Months Ended March 31,
Beginning balance	$8,082	$8,490	$4,880	$41,231	$492	$7,195	$11,656	$12,286	$4,697	$39,294	$2,226	$7,470
Additions	1,568	140	515	1,652	—	—	1,842	321	442	1,052	—	—
Sales and settlements	(921)	—	(204)	(762)	—	—	(605)	—	(137)	(608)	—	(80)
Fair value adjustments included in OCI	—	—	—	—	2	—	—	—	—	—	4	—
Fair value adjustments included in earnings	300	245	(245)	1,039	—	—	(1,574)	(1,782)	(82)	(78)	—	—
Ending balance	$9,029	$8,875	$4,946	$43,160	$494	$7,195	$11,319	$10,825	$4,920	$39,660	$2,230	$7,390

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

Mortgage Loans Held for Sale
(in thousands)	March 31, 2026	December 31, 2025
Outstanding principal balance	$40,683	$38,187
Fair value	41,357	39,381

Gain (Loss) from Change in Fair Value on Mortgage Loans Held for Sale
Location	Three Months Ended March 31,
(in thousands)	2026	2025
Mortgage loan gains and other related fees	$(520)	$(179)

Changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of assets that were still held as of March 31, 2026 and December 31, 2025, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented.

(in thousands)	Level 1	Level 2	Level 3	Total
March 31, 2026
Loans held for investment	$—	$—	$10,813	$10,813

December 31, 2025
Loans held for investment	$—	$—	$19,216	$19,216

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value Level
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
March 31, 2026
Assets:
HTM debt securities	$2,211,523	$19,018	$1,859,396	$—	$1,878,414
Loans and leases, net	19,393,245	—	—	18,922,122	18,922,122

Liabilities:
Deposits	24,025,065	—	24,015,072	—	24,015,072
Long-term debt	120,500	—	—	122,768	122,768

December 31, 2025
Assets:
HTM debt securities	$2,237,356	$19,039	$1,899,387	$—	$1,918,426
Loans and leases, net	19,173,888	—	—	18,651,481	18,651,481

Liabilities:
Deposits	23,798,430	—	23,790,107	—	23,790,107
Long-term debt	120,400	—	—	120,279	120,279

Note 6 – Reclassifications Out of AOCI

The following table presents the details regarding amounts reclassified out of AOCI for the periods indicated. Amounts shown in parentheses reduce earnings.

(in thousands)
Details about AOCI Components	Three Months Ended March 31,		Affected Line Item in the Statement Where Net Income is Presented
	2026	2025
Realized net gains on AFS securities:
	$133	$6	Securities gains, net
	(28)	(2)	Income tax expense
	$105	$4	Net of tax

Amortization of unrealized losses on HTM securities transferred from AFS:
	$(1,731)	$(1,964)	Investment securities interest revenue
	437	464	Income tax expense
	$(1,294)	$(1,500)	Net of tax

Reclassifications related to derivative instruments accounted for as cash flow hedges:
Interest rate contracts	$784	$1,121	Long-term debt interest expense
Gain on terminated cash flow hedge	5,184	—	Other noninterest income
	5,968	1,121	Total before tax
	(1,507)	(283)	Income tax expense
	$4,461	$838	Net of tax

Amortization of defined benefit pension plan net periodic pension cost components:
Prior service cost	$(13)	$(25)	Salaries and employee benefits expense
Actuarial gain	—	42	Other expense
	(13)	17	Total before tax
	4	(4)	Income tax expense
	$(9)	$13	Net of tax

Total reclassifications for the period	$3,263	$(645)	Net of tax

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 7 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Net income	$84,289	$71,413
Dividends on preferred stock	—	(1,573)
Earnings allocated to participating securities	(552)	(411)
Net income available to common shareholders	$83,737	$69,429

Weighted average shares outstanding:
Basic	120,498	120,043
Effect of dilutive securities:
Stock options	48	88
Restricted stock units	177	70
Diluted	120,723	120,201

Net income per common share:
Basic	$0.69	$0.58
Diluted	$0.69	$0.58

For the three months ended March 31, 2026 or 2025, United had no potentially dilutive instruments outstanding that were not included in the above analysis.

Note 8 – Regulatory Matters

As of March 31, 2026, United and the Bank were categorized as well-capitalized under the regulatory requirements in effect at that time. To be categorized as well-capitalized, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at the time, as set forth in the table below, and have met certain other requirements. Management believes that United and the Bank exceeded all well-capitalized requirements at March 31, 2026, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.

Regulatory capital ratios at March 31, 2026 and December 31, 2025, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under regulatory requirements in effect at such times, are presented below for United and the Bank:

			United Community Banks, Inc. (Consolidated)		United Community Bank
(dollars in thousands)	Minimum (1)	Well- Capitalized	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Risk-based ratios:
CET1 capital	4.5%	6.5%	13.40%	13.44%	12.19%	12.34%
Tier 1 capital	6.0	8.0	13.40	13.44	12.19	12.34
Total capital	8.0	10.0	14.63	14.77	13.21	13.37
Leverage ratio	4.0	5.0	10.45	10.28	9.50	9.42

CET1 capital			$2,844,828	$2,824,732	$2,578,830	$2,582,475
Tier 1 capital			2,844,828	2,824,732	2,578,830	2,582,475
Total capital			3,106,528	3,104,806	2,795,530	2,797,549
Risk-weighted assets			21,235,038	21,019,967	21,156,468	20,931,562
Average total assets for the leverage ratio			27,210,274	27,469,241	27,142,302	27,401,675
(1) As of March 31, 2026 and December 31, 2025, the minimum ratios as presented were subject to an additional capital conservation buffer of 2.50%

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

The following table summarizes the contractual amount of significant off-balance sheet instruments as of the dates indicated.

(in thousands)	March 31, 2026	December 31, 2025
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$4,843,128	$4,732,083
Letters of credit	55,214	53,008

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

Note 10 - Subsequent Events
Peach State Merger Announcement
On April 21, 2026, United entered into a definitive merger agreement to acquire Peach State Bancshares, Inc. and its wholly-owned subsidiary, Peach State Bank & Trust (collectively, “Peach State”), headquartered in Gainesville, Georgia. As of March 31, 2026, Peach State Bank & Trust reported total assets of $789 million, with total loans of $498 million and total deposits of $713 million.

Under the terms of the merger agreement, Peach State shareholders can elect to receive either the per share cash consideration of $31.75 or the per share stock consideration of 0.8978 shares of United common stock for each share of Peach State common stock outstanding, subject to proration such that 50% of the Peach State shares will receive stock consideration and 50% of the shares will receive cash consideration.

Debt Redemption
On April 30, 2026, United redeemed its 2028 subordinated debentures, which had an outstanding principal amount of $100 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at March 31, 2026 and December 31, 2025 and our results of operations for the three months ended March 31, 2026 and 2025. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. The following discussion and analysis should be read along with our consolidated financial statements and related notes included in Part I - Item 1 of this Report, “Cautionary Note Regarding Forward-Looking Statements” beginning on page 4 of this Report and the risk factors discussed in our Item 1A. of our 2025 10-K and in Part II, Item IA. of this Report.

Unless the context otherwise requires, in this Report, the terms “we,” “our,” “us” refer to United on a consolidated basis.

Non-GAAP Reconciliation and Explanation

This Report contains financial information determined by methods other than in accordance with GAAP. Such non-GAAP financial information includes the following measures: “tangible book value per common share,” and “tangible common equity to tangible assets.” In addition, management presents non-GAAP operating performance measures, which exclude merger-related and other items that are not part of our ongoing business operations. Operating performance measures include “noninterest income - operating,” “noninterest expense - operating,” “net income – operating,” “diluted income per common share – operating,” “return on common equity – operating,” “return on tangible common equity – operating,” and “return on assets – operating,” “efficiency ratio – operating” and “tangible common equity to tangible assets.” We have developed internal policies and procedures to accurately capture and account for merger-related and other charges we consider to be non-operating or non-recurring and those charges are reviewed with the Audit Committee of our Board each quarter. We use these non-GAAP measures because we believe they provide useful supplemental information for evaluating our operations and performance over periods of time, as well as in managing and evaluating our business and in discussions about our operations and performance. We believe these non-GAAP measures may also provide users of our financial information with a meaningful measure for assessing our financial results and credit trends, as well as a comparison to financial results for prior periods. Nevertheless, non-GAAP measures have inherent limitations, are not required to be uniformly applied and are not audited. These non-GAAP measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP. In addition, because non-GAAP measures are not standardized, it may not be possible to compare our non-GAAP measures to similarly titled measures used by other companies. To the extent applicable, reconciliations of these non-GAAP measures to the most directly comparable measures as reported in accordance with GAAP are included in Table 16 of MD&A.

Executive Overview and Results of Operations

Overview

We offer a wide array of commercial and consumer banking services and investment advisory solutions provided through a 200 banking office network throughout Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama. Our equipment finance and SBA/USDA lending businesses operate throughout the United States. At March 31, 2026, we had consolidated total assets of $28.2 billion and 3,118 full-time equivalent employees.

Merger Activity

Subsequent to the end of the first quarter, on April 21, 2026, we entered into a definitive merger agreement to acquire Peach State Bancshares, Inc. and its wholly-owned subsidiary, Peach State Bank & Trust, headquartered in Gainesville, Georgia. As of March 31, 2026, Peach State Bank & Trust reported total assets of $788 million, with total loans of $498 million and total deposits of $713 million. We expect the merger to close in the third quarter of 2026. See Note 10 to the Notes of the Financial Statements for further detail.

Results of Operations
We reported net income and diluted earnings per common share of $84.3 million and $0.69, respectively, for the first quarter of 2026. This compared to net income and diluted earnings per common share of $71.4 million and $0.58, respectively, for the same period in 2025. Net income - operating for the first quarter of 2026 was $84.7 million, which excluded merger-related and other charges and a $6.70 million one-time payroll transition bonus, which were partially offset by a $5.18 million gain on a terminated cash flow hedge and the $1.89 million release of an accrual for the special FDIC insurance assessment related to certain 2023 bank failures that the

FDIC announced it no longer intended to collect. Net income - operating for the first quarter of 2025 was $72.4 million and excluded merger-related and other charges.

We reported total revenue for the first quarters of 2026 and 2025 of $277 million and $248 million, respectively. FTE net interest revenue increased to $234 million for the first quarter of 2026, compared to $213 million for the first quarter of 2025. The increase was mostly driven by a $20.9 million decrease in deposit interest expense as the average rate paid on interest-bearing deposits decreased 52 basis points. The net interest margin increased to 3.65% for the three months ended March 31, 2026 from 3.36% for the same period in 2025, primarily due to the steeper decrease in interest rates paid on deposits compared to the decrease in interest rates earned on loans.

Noninterest income of $43.7 million for the first quarter of 2026 was up $8.09 million, or 23%, from the first quarter of 2025, primarily driven by the $5.18 million gain on the terminated cash flow hedge and a $1.39 million increase in other investment income.

We recorded provisions for credit losses of $10.9 million and $15.4 million for the first quarters of 2026 and 2025, respectively. The lower provision expense for the first quarter of 2026 mostly reflects a more favorable economic forecast compared to that of first quarter of 2025.

For the first quarter of 2026, noninterest expense of $157 million increased by $16.2 million compared to the same period of 2025. The increase was mostly driven by a $17.0 million increase in salaries and employee benefits, primarily due to the one-time payroll transition bonus of $6.70 million and higher total compensation, a portion of which resulted from the acquisition of ANB in the second quarter of 2025, annual merit increases that became effective April 1, 2025 and higher incentives. This was partially offset by a $2.37 million decrease in FDIC assessment and other regulatory charges, reflecting the release of the remaining FDIC special assessment accrual and a lower assessment rate for the first quarter of 2026 compared to the same period of 2025.

Results for the first quarter of 2026 are discussed in further detail throughout the following sections of MD&A.

UNITED COMMUNITY BANKS, INC.
Table 1 - Financial Highlights

(dollars in thousands, except per share data)	2026	2025				First Quarter 2026 - 2025 Change
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
INCOME SUMMARY
Interest revenue	$333,961	$346,367	$353,850	$347,365	$335,357
Interest expense	101,197	108,441	120,221	121,834	123,336
Net interest revenue	232,764	237,926	233,629	225,531	212,021	10%
Noninterest income	43,746	40,462	43,219	34,708	35,656	23
Total revenue	276,510	278,388	276,848	260,239	247,677	12
Provision for credit losses	10,853	13,662	7,907	11,818	15,419	(30)
Noninterest expense	157,302	152,048	150,868	147,919	141,099	11
Income before income tax expense	108,355	112,678	118,073	100,502	91,159	19
Income tax expense	24,066	26,223	26,579	21,769	19,746	22
Net income	84,289	86,455	91,494	78,733	71,413	18
Non-operating items	508	606	3,468	4,833	1,297	n/m
Income tax benefit of non-operating items	(113)	(133)	(751)	(1,047)	(281)	n/m
Net income - operating (1)	$84,684	$86,928	$94,211	$82,519	$72,429	17

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$0.69	$0.70	$0.70	$0.63	$0.58	19
Diluted net income - operating (1)	0.70	0.71	0.75	0.66	0.59	19
Cash dividends declared	0.25	0.25	0.25	0.24	0.24	4
Book value	30.54	30.17	29.44	28.89	28.42	7
Tangible book value (3)	22.56	22.24	21.59	21.00	20.58	10
Key performance ratios:
Return on common equity - GAAP (2)(4)	9.35%	9.48%	9.20%	8.45%	7.89%
Return on common equity - operating (1)(2)(4)	9.39	9.53	9.83	8.87	8.01
Return on tangible common equity - operating (1)(2)(3)(4)	13.05	13.31	13.56	12.34	11.21
Return on assets - GAAP (4)	1.22	1.21	1.29	1.11	1.02
Return on assets - operating (1)(4)	1.22	1.22	1.33	1.16	1.04
Net interest margin (FTE) (4)	3.65	3.62	3.58	3.50	3.36
Efficiency ratio - GAAP	56.66	54.40	54.30	56.69	56.74
Efficiency ratio - operating (1)	55.65	54.19	53.05	54.84	56.22
Equity to total assets	12.97	12.99	12.78	12.86	12.56
Tangible common equity to tangible assets (3)	9.92	9.92	9.71	9.45	9.18

ASSET QUALITY
NPAs	$98,623	$93,498	$97,916	$83,959	$93,290	6
ACL - loans	208,396	210,429	215,791	216,500	211,974	(2)
Net charge-offs	10,377	16,418	7,676	8,225	9,607	8
ACL - loans to loans	1.06%	1.09%	1.13%	1.14%	1.15%
Net charge-offs to average loans (4)	0.22	0.34	0.16	0.18	0.21
NPAs to total assets	0.35	0.33	0.35	0.30	0.33

AT PERIOD END ($ in millions)
Loans	$19,602	$19,384	$19,175	$18,921	$18,425	6
Investment securities	5,889	5,988	6,163	6,382	6,661	(12)
Total assets	28,177	28,003	28,143	28,086	27,874	1
Deposits	24,025	23,798	24,021	23,963	23,762	1
Shareholders’ equity	3,655	3,639	3,597	3,613	3,501	4
Common shares outstanding (thousands)	119,684	120,598	121,553	121,431	119,514	—
(1) Excludes non-operating items as detailed on Non-GAAP Performance Measures Reconciliation on page 46. (2) Net income less preferred stock dividends, divided by average realized common equity, which excludes AOCI. (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.

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

FTE net interest revenue for the first quarter of 2026 was $234 million, representing an increase of $20.9 million, or 10%, from the same period in 2025. The net interest spreads for the first quarters of 2026 and 2025 were 2.92% and 2.46%, respectively. The net interest margins for the first quarters of 2026 and 2025 were 3.65% and 3.36%, respectively.

The interest rate environment changes over the past year included aggregate reductions of 75 basis points in the federal funds rate, which drove decreases in funding costs, and to a lesser extent, loan yields. As a result, the primary driver in the increase in FTE net interest revenue for the first quarter of 2026 was a $20.9 million decrease in deposit interest expense. Interest revenue from interest-earning assets decreased $1.28 million. Loan interest revenue increased $12.7 million compared to the same period of 2025, mostly driven by loan growth, while securities interest revenue decreased $12.7 million due to both a lower average balances and a decrease in the average rate earned. The increase in net interest revenue for the first quarter of 2026 also reflects net interest revenue from the loans and deposits acquired in the ANB merger, which closed on May 1, 2025. The increase in net interest margin and net interest spread was primarily driven by a steeper decrease in average rates paid on deposits compared to the decrease in rates earned on loans.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended March 31,
(dollars in thousands, (FTE))

	2026			2025
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$19,403,795	$286,629	5.99%	$18,213,501	$273,930	6.10%
Taxable securities (3)	5,926,885	44,483	3.00	6,737,658	57,172	3.39
Tax-exempt securities (FTE) (1)(3)	346,420	2,202	2.54	356,712	2,245	2.52
Other interest-earning assets	308,424	1,755	2.31	400,592	3,001	3.04
Total interest-earning assets (FTE)	25,985,524	335,069	5.22	25,708,463	336,348	5.29

Noninterest-earning assets:
Allowance for credit losses	(212,867)			(210,169)
Cash and due from banks	200,085			219,540
Premises and equipment	393,853			396,443
Other assets (3)	1,705,566			1,610,104
Total assets	$28,072,161			$27,724,381

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$5,853,104	28,129	1.95	$6,134,004	37,390	2.47
Money market	6,826,707	40,709	2.42	6,583,963	49,541	3.05
Savings	1,089,856	480	0.18	1,096,308	624	0.23
Time	3,651,034	28,183	3.13	3,446,048	30,831	3.63
Brokered time deposits	60,279	528	3.55	50,447	548	4.41
Total interest-bearing deposits	17,480,980	98,029	2.27	17,310,770	118,934	2.79
Federal funds purchased and other borrowings	107,668	998	3.76	80,760	1,107	5.56
Federal Home Loan Bank advances	102,278	969	3.84	38,900	433	4.51
Long-term debt	120,450	1,201	4.04	254,220	2,862	4.57
Total borrowed funds	330,396	3,168	3.89	373,880	4,402	4.77
Total interest-bearing liabilities	17,811,376	101,197	2.30	17,684,650	123,336	2.83

Noninterest-bearing liabilities:
Noninterest-bearing deposits	6,265,370			6,194,217
Other liabilities	337,611			369,939
Total liabilities	24,414,357			24,248,806
Shareholders' equity	3,657,804			3,475,575
Total liabilities and shareholders' equity	$28,072,161			$27,724,381

Net interest revenue (FTE)		$233,872			$213,012
Net interest-rate spread (FTE)			2.92%			2.46%
Net interest margin (FTE) (4)			3.65%			3.36%

(1)Interest revenue on tax-exempt securities and loans includes a taxable-equivalent adjustment to reflect comparable interest on taxable securities and loans. The FTE adjustment totaled $1.11 million and $991,000, respectively, for the three months ended March 31, 2026 and 2025. The tax rate used to calculate the adjustment was 25%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)Included in the average balance of loans outstanding are loans on which the accrual of interest has been discontinued.
(3)Unrealized losses on AFS securities, including those related to the transfer from AFS to HTM, have been reclassified to other assets. Pretax unrealized losses of $176 million in 2026 and $269 million in 2025 are included in other assets for purposes of this presentation.
(4)Net interest margin is taxable equivalent net interest revenue divided by average interest-earning assets.

Noninterest Income

The following table presents the components of noninterest income for the periods indicated.

Table 3 - Noninterest Income
(dollars in thousands)

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percent
Service charges and fees:
Overdraft fees	$3,129	$3,027	$102	3%
ATM and debit card fees	3,606	3,776	(170)	(5)
Other service charges and fees	2,810	2,732	78	3
Total service charges and fees	9,545	9,535	10	—
Mortgage loan gains and related fees	8,029	6,122	1,907	31
Wealth management fees	4,629	4,465	164	4
Net gains (losses) on sales of other loans	1,893	1,396	497	36
Lending and loan servicing fees	3,971	4,165	(194)	(5)
Securities gains, net	133	6	127	n/m
Other noninterest income:
Customer derivative fees	1,572	1,252	320	26
Trading securities losses	(1,074)	—	(1,074)	n/m
Other investment income	1,797	404	1,393	n/m
BOLI	1,932	2,109	(177)	(8)
Treasury management income	2,393	1,983	410	21
Other	8,926	4,219	4,707	n/m
Total other noninterest income	15,546	9,967	5,579	56
Total noninterest income	$43,746	$35,656	$8,090	23

The increase in mortgage loan gains and related fees for the three months ended March 31, 2026 compared to the same period of 2025 was primarily a result of an increase in mortgage servicing income of $1.04 million, which includes fair value adjustments to our mortgage servicing asset. During the first quarter of 2026, we began an economic hedging strategy utilizing a trading securities portfolio, with the intention of offsetting the impact of the changes in the fair value of our mortgage servicing asset with the gains or losses on trading securities. During the first quarter of 2026, we recognized $1.07 million losses on trading securities, which is included in other noninterest income.

During the first quarter of 2026, other investment income reflects higher earnings on our fintech and limited partnership investments compared to the same period of 2025. Our other investment portfolio includes mutual funds, equity securities, fintech and other limited partnership investments. Gains and losses from these investments are generally unrealized.

The increase in other noninterest income was primarily driven by the $5.18 million gain on the termination of an interest rate cap accounted for as a cash flow hedge of our $100 million subordinated debt, for which redemption notice was provided in the first quarter of 2026. The subordinated debt was subsequently redeemed on April 30, 2026.

Provision for Credit Losses

We recorded provisions for credit losses of $10.9 million for the three months ended March 31, 2026, compared to $15.4 million for the same period of 2025. The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined by management reflecting expected life of loan losses. Additional discussion on credit quality and the ACL is included in the “Allowance for Credit Losses” section of MD&A in this Report.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated.

Table 4 - Noninterest Expense
(dollars in thousands)

	Three Months Ended March 31,		Change
	2026	2025	Amount	Percent
Salaries and employee benefits	$101,249	$84,267	$16,982	20%
Communications and equipment	14,102	13,699	403	3
Occupancy	11,725	10,929	796	7
Advertising and public relations	2,397	1,881	516	27
Postage, printing and supplies	2,757	2,561	196	8
Professional fees	5,576	5,931	(355)	(6)
Lending and loan servicing expense	2,582	1,987	595	30
Outside services - electronic banking	3,559	2,763	796	29
FDIC assessments and other regulatory charges	2,269	4,642	(2,373)	(51)
Amortization of intangibles	3,063	3,286	(223)	(7)
Merger-related and other charges	873	1,297	(424)	(33)
Other	7,150	7,856	(706)	(9)
Total noninterest expense	$157,302	$141,099	$16,203	11

The increase in salaries and employee benefits for the first quarter of 2026 compared to 2025 was mostly driven by the $6.70 million one-time payroll transition bonus described below, annual merit increases that went into effect on April 1, 2025, higher performance-related incentive compensation and the addition of ANB employees on May 1, 2025.

The one-time payroll transition bonus was a result of our first quarter transition from a semi-monthly payroll cycle to a bi-weekly payroll cycle in arrears. The bonus was paid to bridge the resulting gap in payroll dates due to the schedule change.

The decrease in FDIC assessments and other regulatory charges reflects a $1.89 million accrual reversal of the FDIC special assessment related to certain 2023 bank failures, as the FDIC announced it no longer intended to collect the remainder of the assessment. In addition, our assessment rate for the first quarter of 2026 decreased compared to the first quarter of 2025.

Income Tax Expense

The following table presents income tax expense and the effective tax rate for the periods indicated.

Table 5 - Income Tax Expense
(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Income before income taxes	$108,355	$91,159
Income tax expense	24,066	19,746
Effective tax rate	22.2%	21.7%

Managing Risk

Our business purpose is to provide financial services and products to customers, which inherently comes with risk. We strive to manage, mitigate and optimize that risk appropriately. We maintain an enterprise risk framework that provides for the structure of the governance and oversight of our primary risk categories, which include credit, liquidity, market/interest rate, capital, strategic, operational, legal/compliance and reputation. The objective of our risk framework is to establish a formal structure for identifying, assessing, managing, monitoring and reporting risks in order to assist the Bank in achieving its strategic objectives.

The following discussion of our financial results and activities for the periods covered by this Report are grouped into their most relevant risk categories of Credit Risk Management, Liquidity Risk Management, Market / Interest Rate Risk Management and

Capital Risk Management. For more information on our risks, see Item 1A. Risk Factors and the Managing Risk section in MD&A of the 2025 10-K.

Credit Risk Management

Our loan portfolio is the largest asset class on our balance sheet; therefore, credit risk management plays a key role in our overall risk management infrastructure. Credit risk is inherent to the lending function; thus, a sound risk management system is essential to maximize returns within acceptable risk parameters.

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

We conduct reviews of classified performing and non-performing loans, FDMs, past due loans and portfolio concentrations on a regular basis to identify risk migration and potential charges to the ACL. These items are discussed in a series of meetings attended by Credit Risk Management and other senior leadership from various lending groups. In addition to the reviews mentioned above, an independent loan review team reviews the portfolio to ensure consistent application of credit and risk rating policies and procedures.

For more information, see Credit Risk Management in the MD&A of the 2025 10-K.

Loans

As of March 31, 2026, loans totaled $19.6 billion, compared to $19.4 billion at December 31, 2025. The increase was primarily driven by organic loan growth, particularly in our commercial portfolio.

Allowance for Credit Losses

The ACL reflects our assessment of the life of loan expected credit losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment and is subject to change in future periods. See the Critical Accounting Estimates section of MD&A in our 2025 10-K for additional information on the ACL.

The ACL for loans at March 31, 2026 totaled $208 million compared to $210 million at December 31, 2025 and the ACL for loans as a percentage of total loans decreased slightly to 1.06% from 1.09%. The decrease in the ACL was primarily attributable to a more positive economic forecast at March 31, 2026 compared to December 31, 2026. Our ACL for unfunded commitments, which totaled $17.6 million, increased $2.51 million compared to December 31, 2025 mostly due to an increase in our construction commitments.

The following tables provide information on loans and the ACL for the periods indicated. See Note 3 to the consolidated financial statements for further information on loans and the ACL.

Table 6 - Loan Portfolio Composition and ACL Allocation
(dollars in thousands)

	March 31, 2026				December 31, 2025
	Loans	% of portfolio	ACL	ACL to Loans	Loans	% of portfolio	ACL	ACL to Loans
Owner occupied CRE	$4,040,518	21%	$25,127	0.62%	$3,949,898	20%	$24,888	0.63%
Income producing CRE	4,983,718	25	41,358	0.83	5,032,342	26	44,071	0.88
Commercial & industrial	2,770,924	14	43,696	1.58	2,696,291	14	43,269	1.60
Commercial construction & land	1,072,140	5	10,198	0.95	997,802	5	8,286	0.83
Equipment financing	1,896,828	10	42,862	2.26	1,847,999	10	45,852	2.48
Total commercial	14,764,128	75	163,241	1.11	14,524,332	75	166,366	1.15
Residential mortgage	3,122,361	16	29,333	0.94	3,157,017	16	29,241	0.93
Home equity	1,343,785	7	12,769	0.95	1,319,474	7	11,849	0.90
Residential construction & land	185,353	1	1,900	1.03	190,625	1	1,799	0.94
Consumer	186,891	1	1,153	0.62	187,536	1	1,174	0.63
Total (1)	$19,602,518		$208,396	1.06	$19,378,984		$210,429	1.09
(1) Loans presented exclude fair value hedge basis adjustments.

The following table provides a summary of net charge-offs to average loans for the periods indicated.

Table 7 - Net Charge-offs to Average Loans
(dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Net charge-offs (recoveries)
Owner occupied CRE	$666	$126
Income producing CRE	(85)	718
Commercial & industrial	3,309	2,447
Commercial construction	6	(138)
Equipment financing	5,835	5,042
Residential mortgage	133	(1)
Home equity	(54)	(62)
Residential construction	12	219
Consumer	555	1,256
Total net charge-offs	$10,377	$9,607

Average loans
Owner occupied CRE	$3,955,804	$3,393,849
Income producing CRE	4,985,059	4,369,597
Commercial & industrial	2,699,674	2,456,768
Commercial construction	1,083,555	1,661,366
Equipment financing	1,838,992	1,685,187
Residential mortgage	3,146,817	3,210,729
Home equity	1,316,636	1,077,463
Residential construction	191,373	173,987
Consumer	185,885	184,555
Total average loans	$19,403,795	$18,213,501

Net charge-offs to average loans (1)
Owner occupied CRE	0.07%	0.02%
Income producing CRE	(0.01)	0.07
Commercial & industrial	0.50	0.40
Commercial construction	—	(0.03)
Equipment financing	1.29	1.21
Residential mortgage	0.02	—
Home equity	(0.02)	(0.02)
Residential construction	0.03	0.51
Consumer	1.21	2.76
Total	0.22	0.21
(1) Annualized.

Nonperforming Assets

The table below summarizes NPAs for the periods indicated. NPAs include nonaccrual loans, OREO and repossessed assets. The main driver of the increase in nonaccrual loans since December 31, 2025 was a small population of larger owner-occupied CRE loans moving to nonaccrual during the first quarter of 2026.

Table 8 - NPAs
(dollars in thousands)

	March 31, 2026	December 31, 2025	$ Change

Nonaccrual loans:
Owner occupied CRE	$18,265	$11,165	$7,100
Income producing CRE	11,037	11,488	(451)
Commercial & industrial	19,890	18,294	1,596
Commercial construction & land	17	18	(1)
Equipment financing	8,024	10,383	(2,359)
Total commercial	57,233	51,348	5,885
Residential mortgage	31,906	32,423	(517)
Home equity	6,209	5,247	962
Residential construction & land	355	1,079	(724)
Consumer	1,009	1,001	8
Total	96,712	91,098	5,614
OREO and repossessed assets	1,911	2,400	(489)
Total NPAs	$98,623	$93,498	$5,125

Nonaccrual loans as a percentage of total loans	0.49%	0.47%
NPAs as a percentage of total assets	0.35	0.33

ACL - loans to nonaccrual loans coverage ratio	2.15	2.31

Concentration Considerations

Commercial loans make up 75% of our loan portfolio, which includes owner occupied and income producing real estate, commercial and industrial, commercial construction and land and equipment financing loans.

Approximately 75% of our loan portfolio is secured by real estate and therefore, can be affected by changes in real estate valuation.

Non-owner occupied CRE loans
The following table provides industry concentrations of our non-owner occupied CRE loans, which include the income producing CRE portfolio and non-owner occupied commercial construction loans as of the dates indicated.

Table 9 - Industry Concentrations of Non-Owner Occupied CRE Loans
(dollars in thousands)

	March 31, 2026		December 31, 2025
	Total	% of loans in category	Total	% of loans in category
Retail	$1,369,110	23%	$1,338,882	23%
Office	923,072	16	898,359	15
Multifamily	830,929	14	889,579	15
Warehouse and industrial	678,827	11	656,749	11
Hotel	458,708	8	487,467	8
Builder finance	375,562	6	360,698	6
Rental 1-4 family	330,665	6	325,105	6
Self storage	304,431	5	296,583	5
Other	282,825	5	265,937	5
Senior care	195,811	3	204,558	3
Land	150,494	3	155,956	3
Total	$5,900,434	100%	$5,879,873	100%
Liquidity Risk Management

Liquidity is defined as the ability to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. The primary objective of liquidity management is to maintain the ability to meet the daily cash flow requirements of customers, both depositors and borrowers, at a reasonable cost. As part of our liquidity management, we focus on maximizing the amount of securities and loans available as collateral for contingent liquidity sources and calibrating our assumptions in our liquidity stress test on an ongoing basis, particularly as it relates to deposit duration. We maintain an unencumbered liquid asset reserve to help ensure our ability to meet our obligations under normal conditions for at least a 12-month period and under severely adverse liquidity conditions for a minimum of 30 days. While the desired level of liquidity will vary depending upon a variety of factors, our primary goal is to maintain a sufficient level of liquidity in all expected economic environments.

The Bank’s main source of liquidity is customer deposit accounts. Liquidity is also available from cash and cash equivalents and wholesale funding sources consisting primarily of Federal funds purchased, securities sold under agreements to repurchase, FHLB advances and brokered deposits. Wholesale funding instruments are generally short-term in nature and used as necessary to fund asset growth and meet other short-term liquidity needs. At the end of 2025 and through most of the first quarter of 2026, due to loan growth and some seasonal deposit attrition, we utilized modest short-term borrowings to meet short-term funding needs. At December 31, 2025, we had $85.0 million of outstanding federal funds purchased. By March 31, 2026, we were able to meet our funding needs without the use of wholesale borrowings and had no outstanding short-term borrowings at quarter-end. Our loan and securities portfolios also provide liquidity primarily through loan principal and interest payments and the maturities and sales of securities, as well as the ability to use these assets as collateral for borrowings on a secured basis.

For more information, see Liquidity Risk Management in the MD&A of the 2025 10-K.

At March 31, 2026 and December 31, 2025, we had sufficient liquid funds and qualifying collateral to support additional borrowings, which are detailed in the table below.

Table 10 - Liquid Funds and Unused Borrowing Capacity
(in thousands)
	March 31, 2026	December 31, 2025
Available liquid funds:
Cash and cash equivalents	$493,141	$395,754

Unused Borrowing Capacity (1):
FHLB	2,043,856	2,006,045
Federal Reserve - Discount Window	2,074,410	2,347,191

Unpledged securities available as collateral for additional borrowings	3,016,327	3,007,534
(1) Based on collateral pledged.

In addition, because the Holding Company is a separate entity and distinct from the Bank, it must provide for its own liquidity. The Holding Company is responsible for the payment of dividends declared for its common shareholders, and interest and principal on any outstanding debt or trust preferred securities. The Holding Company currently has sufficient liquid assets to meet these obligations. Holding Company liquidity is maintained at a level of at least 125% of the next 12 months of forecasted cash obligations.
In the opinion of management, our liquidity position at March 31, 2026 was sufficient to meet our expected cash flow requirements for the foreseeable future. See the consolidated statement of cash flows for further detail.

Deposits

Customer deposits are the primary source of funds for the continued growth of our earning assets. We believe our high level of service, as evidenced by our strong customer satisfaction scores, is instrumental in attracting and retaining customer deposit accounts. Since December 31, 2025, customer deposits increased $237 million, primarily driven by the increase in noninterest demand deposits. As of March 31, 2026, we had approximately $10.1 billion of uninsured deposits, of which $2.99 billion was collateralized by investment securities.

Table 11 - Deposits
(dollars in thousands)

	March 31, 2026		December 31, 2025
	Balance	% of Total	Balance	% of Total
Noninterest-bearing demand	$6,473,101	27%	$6,252,252	26%
NOW and interest-bearing demand	5,900,748	25	5,969,864	25
Money market and savings	7,821,806	32	7,781,861	33
Time	3,664,706	15	3,619,189	15
Total customer deposits	23,860,361	99	23,623,166	99
Brokered deposits	164,704	1	175,264	1
Total deposits	$24,025,065		$23,798,430

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

Table 12 - Investment Securities
(dollars in thousands)

	March 31, 2026		December 31, 2025
	Carrying Value	% of portfolio	Carrying Value	% of portfolio	$ Change
AFS	$3,574,546	62%	$3,750,863	63%	$(176,317)
HTM	2,211,523	38	2,237,356	37	(25,833)
Total investment securities	$5,786,069		$5,988,219		$(202,150)

Investment securities as a % of total assets	21%		21%
Weighted average life	5.4 years		5.4 years
Swap adjusted effective duration	3.5%		3.5%
Effective duration	3.8		3.8
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
At March 31, 2026, HTM debt securities had a fair value of $1.88 billion, indicating net unrealized losses of $333 million (pre-tax). Additional unrealized losses on HTM debt securities of $50.0 million (pre-tax) were included in AOCI as a result of the transfer of AFS debt securities to HTM in 2022. Unrealized losses were primarily attributable to changes in interest rates.
See Note 2 to the consolidated financial statements for additional detail on investment securities.

Borrowing Activities

At March 31, 2026 and December 31, 2025, we had long-term debt outstanding of $121 million and $120 million, respectively, which includes subordinated debentures and trust preferred securities. During the first quarter of 2026, holders of our $100 million subordinated debentures were notified that the debt would be redeemed prior to maturity, on April 30, 2026. At March 31, 2026 there were no short-term borrowings outstanding, compared to $85.0 million at December 31, 2025. The need to utilize wholesale funding sources has decreased because our liquidity needs have been met by our deposit and cash balances.

Contractual Obligations and Off-Balance Sheet Arrangements

There have not been any material changes to our contractual obligations and off-balance sheet arrangements since December 31, 2025.

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

The following table presents our estimated interest sensitivity position at the dates indicated. The scenario results presented assume parallel movements in the yield curve, which may differ from actual future curve behavior. Other than an assumption for the runoff of estimated surge deposits, which is assumed to be replaced with higher cost wholesale funding, this presentation generally assumes no change in deposit portfolio size or composition.

Table 13 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	March 31, 2026		December 31, 2025
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	(0.55)%	0.17%	0.52%	0.66%
100 basis point increase	(0.12)	0.10	0.41	0.39
100 basis point decrease	(0.25)	(0.40)	(0.81)	(0.69)
200 basis point decrease	(0.75)	(0.81)	(2.06)	(1.35)

The change in results from December 31, 2025 to March 31, 2026 are primarily driven by a reduction in notional pay-fixed, receive float swaps.

Capital Risk Management

The maintenance and management of capital levels is one of management’s significant priorities. We are committed to maintaining a capital position that will support ongoing operations and achieve our strategic objectives. The ALCO and the Board are responsible for establishing capital adequacy risk ranges that are appropriate given the risks to which we are exposed and the environment in which we operate. Current and projected capital levels are compared to the capital adequacy risk ranges and reported quarterly to the ALCO and the Board. We utilize a baseline capital forecast as part of our capital management and planning process to evaluate current and future capital needs. We also use hypothetical stressed scenarios and sensitivity analyses, based on changing economic conditions and scenarios, including potential merger and acquisition transactions and debt/capital market activities. Forecasting alternative capital scenarios helps inform overall capital adequacy and capital ranges.

Shareholders’ Equity Highlights

Shareholders’ equity at March 31, 2026 was $3.65 billion, an increase of $16.0 million from December 31, 2025 primarily due to year-to-date earnings of $84.3 million, partially offset by common stock repurchases of $37.4 million and dividends declared on common stock of $30.4 million.

Regulatory Capital

The following table shows capital composition as of March 31, 2026 and December 31, 2025.

Table 14 - Capital Composition under Basel III
(in thousands)

	United Community Banks, Inc. (Consolidated)		United Community Bank
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Total common shareholders' equity	$3,654,666	$3,638,686	$3,386,971	$3,391,455
Goodwill	(925,119)	(925,119)	(925,119)	(925,119)
Intangibles, other than goodwill and mortgage servicing rights, net of associated DTLs	(34,775)	(37,274)	(34,775)	(37,274)
DTAs arising from net operating loss and tax credit carryforwards	(4,282)	(2,133)	(3,604)	(2,156)
Net unrealized losses on AFS securities	118,717	117,606	118,077	116,985
Accumulated net gains on cash flow hedges	(1,659)	(5,618)	—	—
Net unrealized losses on HTM securities that are included in AOCI	37,014	38,308	37,014	38,308
Other	266	276	266	276
CET1 / Tier 1 Capital	2,844,828	2,824,732	2,578,830	2,582,475
Tier 2 capital instruments	45,000	65,000	—	—
Qualifying ACL	216,700	215,074	216,700	215,074
Total capital	$3,106,528	$3,104,806	$2,795,530	$2,797,549

The following table shows capital ratios, as calculated under applicable regulatory guidelines, at March 31, 2026 and December 31, 2025. As of March 31, 2026, capital levels remained characterized as “well-capitalized” under regulatory requirements in effect at the time. Additional information related to capital ratios is provided in Note 8 to the consolidated financial statements.

Table 15 - Capital Ratios

				United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum	Well- Capitalized	Minimum Capital Plus Capital Conservation Buffer	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Risk-based ratios:
CET1 capital	4.5%	6.5%	7.0%	13.40%	13.44%	12.19%	12.34%
Tier 1 capital	6.0	8.0	8.5	13.40	13.44	12.19	12.34
Total capital	8.0	10.0	10.5	14.63	14.77	13.21	13.37
Leverage ratio	4.0	5.0	N/A	10.45	10.28	9.50	9.42

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

Critical Accounting Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Our accounting and reporting estimates are in accordance with GAAP and conform to customary practices within the banking industry. Estimates that are susceptible to significant changes include accounting for the ACL and fair value measurements, both of which require significant judgments by management. Actual results could differ significantly from those estimates. Also, different assumptions in the application of these accounting estimates could result in material changes in our consolidated financial position or consolidated results of operations. Our critical accounting estimates are discussed in MD&A in our 2025 10-K.

UNITED COMMUNITY BANKS, INC.
Table 16 (Continued) - Financial Highlights
Non-GAAP Performance Measures Reconciliation
(dollars in thousands, except per share data)
	2026	2025
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Noninterest income reconciliation
Noninterest income (GAAP)	$43,746	$40,462	$43,219	$34,708	$35,656
Gain on terminated cash flow hedge	(5,184)	—	—	—	—
Noninterest income - operating	$38,562	$40,462	$43,219	$34,708	$35,656

Noninterest expense reconciliation
Noninterest expense (GAAP)	$157,302	$152,048	$150,868	$147,919	$141,099
Payroll transition bonus	(6,704)	—	—	—	—
FDIC special assessment accrual reversal	1,885	—	—	—	—
Merger-related and other charges	(873)	(606)	(3,468)	(4,833)	(1,297)
Noninterest expense - operating	$151,610	$151,442	$147,400	$143,086	$139,802

Net income to operating income reconciliation
Net income (GAAP)	$84,289	$86,455	$91,494	$78,733	$71,413
Gain on terminated cash flow hedge	(5,184)	—	—	—	—
Payroll transition bonus	6,704	—	—	—	—
FDIC special assessment accrual reversal	(1,885)	—	—	—	—
Merger-related and other charges	873	606	3,468	4,833	1,297
Income tax benefit of non-operating items	(113)	(133)	(751)	(1,047)	(281)
Net income - operating	$84,684	$86,928	$94,211	$82,519	$72,429

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$0.69	$0.70	$0.70	$0.63	$0.58
Gain on terminated cash flow hedge	(0.03)	—	—	—	—
Payroll transition bonus	0.04	—	—	—	—
FDIC special assessment accrual reversal	(0.01)	—	—	—	—
Merger-related and other charges	0.01	0.01	0.02	0.03	0.01
Deemed dividend on preferred stock redemption	—	—	0.03	—	—
Diluted income per common share - operating	$0.70	$0.71	$0.75	$0.66	$0.59

Book value per common share reconciliation
Book value per common share (GAAP)	$30.54	$30.17	$29.44	$28.89	$28.42
Effect of goodwill and other intangibles	(7.98)	(7.93)	(7.85)	(7.89)	(7.84)
Tangible book value per common share	$22.56	$22.24	$21.59	$21.00	$20.58

Return on tangible common equity reconciliation
Return on common equity (GAAP)	9.35%	9.48%	9.20%	8.45%	7.89%
Gain on terminated cash flow hedge	(0.45)	—	—	—	—
Payroll transition bonus	0.58	—	—	—	—
FDIC special assessment accrual reversal	(0.16)	—	—	—	—
Merger-related and other charges	0.07	0.05	0.29	0.42	0.12
Deemed dividend on preferred stock redemption	—	—	0.34	—	—
Return on common equity - operating	9.39	9.53	9.83	8.87	8.01
Effect of goodwill and other intangibles	3.66	3.78	3.73	3.47	3.20
Return on tangible common equity - operating	13.05%	13.31%	13.56%	12.34%	11.21%

Return on assets reconciliation
Return on assets (GAAP)	1.22%	1.21%	1.29%	1.11%	1.02%
Gain on terminated cash flow hedge	(0.06)	—	—	—	—
Payroll transition bonus	0.07	—	—	—	—
FDIC special assessment accrual reversal	(0.02)	—	—	—	—
Merger-related and other charges	0.01	0.01	0.04	0.05	0.02
Return on assets - operating	1.22%	1.22%	1.33%	1.16%	1.04%

UNITED COMMUNITY BANKS, INC.
Table 16 (Continued) - Financial Highlights
Non-GAAP Performance Measures Reconciliation
(dollars in thousands, except per share data)
	2026	2025
	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Efficiency ratio reconciliation
Efficiency ratio (GAAP)	56.66%	54.40%	54.30%	56.69%	56.74%
Gain on terminated cash flow hedge	1.03	—	—	—	—
Payroll transition bonus	(2.41)	—	—	—	—
FDIC special assessment accrual reversal	0.68	—	—	—	—
Merger-related and other charges	(0.31)	(0.21)	(1.25)	(1.85)	(0.52)
Efficiency ratio - operating	55.65%	54.19%	53.05%	54.84%	56.22%

Tangible common equity to tangible assets reconciliation
Equity to total assets (GAAP)	12.97%	12.99%	12.78%	12.86%	12.56%
Effect of goodwill and other intangibles	(3.05)	(3.07)	(3.07)	(3.10)	(3.06)
Effect of preferred equity	—	—	—	(0.31)	(0.32)
Tangible common equity to tangible assets	9.92%	9.92%	9.71%	9.45%	9.18%

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk as of March 31, 2026 from that presented in our 2025 10-K. Our interest rate sensitivity position at March 31, 2026 is set forth in Table 13 in MD&A of this Report and incorporated herein by this reference.

Item 4.    Controls and Procedures

    (a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of March 31, 2026. Based on that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

    (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Items 1A. Risk Factors

Except with respect to the additional risk factor related to the proposed Peach State merger set forth below, there have been no material changes to the risk factors previously disclosed in the 2025 10-K.

Combining United and Peach State may be more difficult, costly or time-consuming than expected, and the anticipated benefits and cost savings of the merger and the bank merger may not be realized.
United and Peach State have operated and, until the completion of the merger, will continue to operate independently. The success of the merger and the bank merger, including anticipated benefits and cost savings, will depend, in part, on United’s ability to successfully combine and integrate the businesses of United and Peach State in a manner that permits growth opportunities and does not materially disrupt the existing customer relations or result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger and the bank merger. Integration efforts between the two companies could have an adverse effect on each of United and Peach State during the transition period and for an undetermined period after completion of the merger on the combined company. In addition, the actual cost savings of the merger and the bank merger could be less than anticipated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table contains information regarding purchases of our common stock made during the quarter ended March 31, 2026 by or on behalf of United or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Exchange Act:

Common Stock Repurchases
(Dollars in thousands, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
January 1, 2026 - January 31, 2026	1,090,402	$33.97	1,090,402	$62,906
February 1, 2026 - February 28, 2026	—	—	—	62,906
March 1, 2026 - March 31, 2026	—	—	—	62,906
Total	1,090,402	$33.97	1,090,402

(1) Excludes commissions.
(2) Excludes excise tax on share repurchases.
(3) Under United’s common stock repurchase program, management is authorized to repurchase up to $100 million of its common stock. The program is scheduled to expire on the earlier of the repurchase of our common stock having an aggregate purchase price of $100 million or December 31, 2026. A more detailed description of United’s common stock repurchase plan is included in our 2025 10-K.

Item 5. Other Information

During the quarter ended March 31, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

31.1	Certification by H. Lynn Harton, Chairman, Chief Executive Officer and President of United Community Banks, Inc., pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification by Jefferson L. Harralson, Executive Vice President and Chief Financial Officer of United Community Banks, Inc., pursuant to Exchange Act Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101
Interactive data files for United Community Bank, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements of Changes in Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from United Community Bank’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (formatted in Inline XBRL and included in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY BANKS, INC.

/s/ H. Lynn Harton
H. Lynn Harton
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Jefferson L. Harralson
Jefferson L. Harralson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Alan H. Kumler
Alan H. Kumler
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: May 6, 2026