Form 10-Q
period 2026-06-30
UNITED COMMUNITY BANKS INC
filed 2026-08-05
CIK 857855

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
Yes ☐ No ☒

There were 120,575,503 shares of the registrant’s common stock, par value $1 per share, outstanding as of August 3, 2026.

UNITED COMMUNITY BANKS, INC.
FORM 10-Q

Glossary of Defined Terms

The following terms may be used throughout this report, including the consolidated financial statements and related notes.

Term	Definition
2025 10-K	United’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 17, 2026
ACL	Allowance for credit losses
AFS	Available-for-sale
ALCO	Asset/Liability Management Committee
ANB	ANB Holdings, Inc. and its wholly-owned subsidiary, American National Bank
AOCI	Accumulated other comprehensive income (loss)
Bank	United Community Bank
Board	United Community Banks, Inc., Board of Directors
BOLI	Bank-owned life insurance
CECL	Current expected credit losses
CET1	Common equity tier 1
CME	Chicago Mercantile Exchange
CRE	Commercial real estate
Company	United Community Banks, Inc. (interchangeable with "United" below)
DTA	Deferred tax asset
DTL	Deferred tax liability
FDIC	Federal Deposit Insurance Corporation
FDM	Modification made to borrowers experiencing financial difficulty
Federal Reserve	Federal Reserve Bank
FHLB	Federal Home Loan Bank
FTE	Fully taxable equivalent
GAAP	Accounting principles generally accepted in the United States of America
GSE	U.S. government-sponsored enterprise
Holding Company	United Community Banks, Inc. on an unconsolidated basis
HTM	Held-to-maturity
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
MBS	Mortgage-backed securities
Navitas	Navitas Credit Corp. and NLFC Reinsurance Corp.
NOW	Negotiable order of withdrawal
NPA	Nonperforming asset
OCI	Other comprehensive income (loss)
OREO	Other real estate owned
Peach State	Peach State Bancshares, Inc. and its wholly owned-subsidiary, Peach State Bank & Trust
Report	Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2026
SBA	United States Small Business Administration
SEC	United States Securities and Exchange Commission
United	United Community Banks, Inc. and its direct and indirect subsidiaries
USDA	United States Department of Agriculture

Cautionary Note Regarding Forward-looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither statements of historical or current fact nor are they assurances of future performance and generally can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “could”, “should”, “projects”, “plans”, “goal”, “targets”, “potential”, “estimates”, “pro forma”, “seeks”, “intends”, or “anticipates”, or similar expressions. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions (including those with respect to the effects of the Peach State acquisition and the expected sale of our equipment financing subsidiary, Navitas) or events, and statements about our future performance, operations, products and services, and should be viewed with caution.

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
•the risk that the cost savings, any revenue synergies and expected market effects from the Peach State merger may not be realized or take longer than anticipated to be realized or that the costs, fees, expenses and charges related to the merger may be greater than anticipated;
•disruption from the Peach State merger of customer, supplier, employee or other business partner relationships of United or Peach State;
•our ability to attract and retain key employees;
•our ability to successfully complete the sale of Navitas;
•our ability to successfully redeploy the capital and liquidity resulting from the sale of Navitas;
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

UNITED COMMUNITY BANKS, INC.
Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)	June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$129,113	$202,586
Interest-bearing deposits in banks	325,984	193,168
Cash and cash equivalents	455,097	395,754
Trading securities	91,377	—
Debt securities available-for-sale	4,106,366	3,750,863
Debt securities held-to-maturity (fair value $1,848,900 and $1,918,426, respectively)	2,179,043	2,237,356
Mortgage loans held for sale	53,518	39,381
Equipment financing receivables held for sale	1,909,186	—
Loans and leases held for investment	18,024,130	19,384,317
Less allowance for credit losses - loans and leases	(168,705)	(210,429)
Loans and leases, net	17,855,425	19,173,888
Premises and equipment, net	394,343	393,714
Bank-owned life insurance	367,506	364,184
Goodwill and other intangible assets, net	961,881	967,882
Other assets (including $100,421 and $107,583 at fair value, respectively)	677,400	679,532
Total assets	$29,051,142	$28,002,554
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$6,449,517	$6,252,252
Interest-bearing deposits	17,274,692	17,546,178
Total deposits	23,724,209	23,798,430
Short-term borrowings	360,000	85,000
Federal Home Loan Bank advances	800,000	—
Long-term debt	20,602	120,400
Accrued expense and other liabilities (including $68,210 and $69,482 at fair value, respectively)	401,327	360,038
Total liabilities	25,306,138	24,363,868
Shareholders' equity:
Common stock, $1 par value: 200,000,000 shares authorized, 119,763,827 and 120,598,266 shares issued and outstanding, respectively	119,764	120,598
Capital surplus	2,724,530	2,754,399
Retained earnings	1,053,438	914,261
Accumulated other comprehensive loss	(152,728)	(150,572)
Total shareholders' equity	3,745,004	3,638,686
Total liabilities and shareholders' equity	$29,051,142	$28,002,554

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net interest revenue:
Interest revenue:
Loans, including fees	$295,612	$288,284	$581,689	$562,340
Securities:
Taxable	44,647	54,191	89,130	111,363
Tax-exempt	1,671	1,671	3,317	3,349
Other	2,441	3,219	4,196	5,670
Total interest revenue	344,371	347,365	678,332	682,722
Interest expense:
Deposits	98,103	119,136	196,132	238,070
Short-term borrowings	1,553	83	2,551	1,190
Federal Home Loan Bank advances	3,014	—	3,983	433
Long-term debt	801	2,615	2,002	5,477
Total interest expense	103,471	121,834	204,668	245,170
Net interest revenue	240,900	225,531	473,664	437,552

Noninterest income:
Service charges and fees	10,375	10,122	19,920	19,657
Mortgage loan gains and other related fees	6,780	5,370	14,809	11,492
Wealth management fees	4,932	4,400	9,561	8,865
Net gains from sales of other loans	947	1,995	2,840	3,391
Lending and loan servicing fees	4,098	3,690	8,069	7,855
Securities (losses) gains, net	(2)	286	131	292
Other	11,250	8,845	26,796	18,812
Total noninterest income	38,380	34,708	82,126	70,364
Total revenue	279,280	260,239	555,790	507,916

Provision for credit losses	(29,803)	11,818	(18,950)	27,237

Noninterest expense:
Salaries and employee benefits	96,242	86,997	197,491	171,264
Communications and equipment	13,743	13,332	27,845	27,031
Occupancy	11,232	10,935	22,957	21,864
Advertising and public relations	2,708	2,881	5,105	4,762
Postage, printing and supplies	2,744	2,495	5,501	5,056
Professional fees	6,868	5,609	12,444	11,540
Lending and loan servicing expense	3,105	2,330	5,687	4,317
Outside services - electronic banking	3,555	3,570	7,114	6,333
FDIC assessments and other regulatory charges	4,327	4,745	6,596	9,387
Amortization of intangibles	2,938	3,292	6,001	6,578
Merger-related and other charges	895	4,833	1,768	6,130
Other	11,558	6,900	18,708	14,756
Total noninterest expense	159,915	147,919	317,217	289,018
Income before income taxes	149,168	100,502	257,523	191,661
Income tax expense	33,530	21,769	57,596	41,515
Net income	$115,638	$78,733	$199,927	$150,146

Net income available to common shareholders	$114,880	$76,722	$198,618	$146,150

Net income per common share:
Basic	$0.95	$0.63	$1.65	$1.21
Diluted	0.95	0.63	1.65	1.21
Weighted average common shares outstanding:
Basic	120,303	121,377	120,400	120,714
Diluted	120,442	121,432	120,583	120,820
See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount	Before-tax Amount	Tax (Expense) Benefit	Net of Tax Amount
2026
Net income	$149,168	$(33,530)	$115,638	$257,523	$(57,596)	$199,927
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses)	792	(490)	302	(513)	(190)	(703)
Reclassification adjustment for losses (gains) included in net income	2	(1)	1	(131)	27	(104)
Net unrealized gains (losses) on available-for-sale securities	794	(491)	303	(644)	(163)	(807)
Amortization of unrealized losses on held-to-maturity securities reclassified from available-for-sale	1,805	(610)	1,195	3,536	(1,047)	2,489
Derivative instruments designated as cash flow hedges:
Unrealized holding gains on derivatives	295	(75)	220	966	(244)	722
Gains on derivative instruments realized in net income	(159)	41	(118)	(6,127)	1,548	(4,579)
Net cash flow hedge activity	136	(34)	102	(5,161)	1,304	(3,857)
Amortization of defined benefit pension plan net periodic pension cost components	13	(3)	10	26	(7)	19
Total other comprehensive income (loss)	2,748	(1,138)	1,610	(2,243)	87	(2,156)
Comprehensive income	$151,916	$(34,668)	$117,248	$255,280	$(57,509)	$197,771

2025
Net income	$100,502	$(21,769)	$78,733	$191,661	$(41,515)	$150,146
Other comprehensive income:
Unrealized gains on available-for-sale securities:
Unrealized holding gains	12,023	(2,759)	9,264	46,647	(10,929)	35,718
Reclassification adjustment for gains included in net income	(286)	68	(218)	(292)	70	(222)
Net unrealized gains on available-for-sale securities	11,737	(2,691)	9,046	46,355	(10,859)	35,496
Amortization of unrealized losses on held-to-maturity securities reclassified from available-for-sale	1,961	(465)	1,496	3,925	(929)	2,996
Derivative instruments designated as cash flow hedges:
Unrealized holding losses on derivatives	(397)	100	(297)	(1,386)	350	(1,036)
Gains on derivative instruments realized in net income	(1,129)	285	(844)	(2,250)	568	(1,682)
Net cash flow hedge activity	(1,526)	385	(1,141)	(3,636)	918	(2,718)
Amortization of defined benefit pension plan net periodic pension cost components	(17)	5	(12)	(34)	9	(25)
Total other comprehensive income	12,155	(2,766)	9,389	46,610	(10,861)	35,749
Comprehensive income	$112,657	$(24,535)	$88,122	$238,271	$(52,376)	$185,895

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(in thousands, except share data)	Shares of Common Stock	Preferred Stock	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Three Months Ended June 30,
Balance at March 31, 2025	119,514,298	$88,266	$119,514	$2,724,704	$754,971	$(186,559)	$3,500,896
Net income					78,733		78,733
Other comprehensive income						9,389	9,389
Impact of acquisitions	2,380,952		2,381	63,357			65,738
Purchases of common stock	(506,600)		(507)	(13,435)			(13,942)
Preferred stock dividends					(1,573)		(1,573)
Common stock dividends ($0.24 per share)					(29,541)		(29,541)
Impact of equity-based compensation awards	38,441		39	2,959			2,998
Impact of other United sponsored equity plans	4,171		4	222			226
Balance at June 30, 2025	121,431,262	$88,266	$121,431	$2,777,807	$802,590	$(177,170)	$3,612,924

Balance at March 31, 2026	119,684,031	$—	$119,684	$2,721,132	$968,188	$(154,338)	$3,654,666
Net income					115,638		115,638
Other comprehensive income						1,610	1,610
Common stock dividends ($0.25 per share)					(30,388)		(30,388)
Impact of equity-based compensation awards	76,027		76	3,192			3,268
Impact of other United sponsored equity plans	3,769		4	206			210
Balance at June 30, 2026	119,763,827	$—	$119,764	$2,724,530	$1,053,438	$(152,728)	$3,745,004

Six Months Ended June 30,
Balance at December 31, 2024	119,364,110	$88,266	$119,364	$2,723,278	$714,138	$(212,919)	$3,432,127
Net income					150,146		150,146
Other comprehensive income						35,749	35,749
Impact of acquisitions	2,380,952		2,381	63,357			65,738
Purchases of common stock	(506,600)		(507)	(13,435)			(13,942)
Preferred stock dividends					(3,146)		(3,146)
Common stock dividends ($0.48 per share)					(58,548)		(58,548)
Impact of equity-based compensation awards	142,222		143	4,527			4,670
Impact of other United sponsored equity plans	50,578		50	80			130
Balance at June 30, 2025	121,431,262	$88,266	$121,431	$2,777,807	$802,590	$(177,170)	$3,612,924

Balance at December 31, 2025	120,598,266	$—	$120,598	$2,754,399	$914,261	$(150,572)	$3,638,686
Net income					$199,927		$199,927
Other comprehensive income						$(2,156)	$(2,156)
Purchases of common stock	(1,090,402)		(1,090)	(36,313)			(37,403)
Common stock dividends ($0.50 per share)					(60,750)		(60,750)
Impact of equity-based compensation awards	204,231		204	6,493			6,697
Impact of other United sponsored equity plans	51,732		52	(49)			3
Balance at June 30, 2026	119,763,827	$—	$119,764	$2,724,530	$1,053,438	$(152,728)	$3,745,004

See accompanying notes to consolidated financial statements (unaudited).

UNITED COMMUNITY BANKS, INC.
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
(in thousands)	2026	2025
Operating activities:
Net income	$199,927	$150,146
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion, net	38,936	23,326
Provision for credit losses	(18,950)	27,237
Stock-based compensation	7,055	5,208
Deferred income tax expense	18,158	3,550
Securities gains, net	(131)	(292)
Net gains from sales of other loans	(2,840)	(3,391)
Changes in assets and liabilities:
Trading securities	(91,377)	—
Mortgage loans held for sale	(14,137)	20,391
Other assets	27,642	9,247
Accrued expense and other liabilities	35,626	(39,954)
Net cash provided by operating activities	199,909	195,468

Investing activities:
Debt securities held-to-maturity:
Proceeds from maturities and calls	60,541	63,865
Debt securities available-for-sale:
Proceeds from sales	25,395	258,909
Proceeds from maturities and calls	422,442	407,365
Purchases	(813,733)	(192,605)
Net increase in loans	(584,035)	(453,439)
Payments for other investments	(84,361)	(21,947)
Proceeds from other investments	43,133	7,241
Purchases of premises and equipment	(16,138)	(16,434)
Net cash received in acquisition	—	41,246
Other, net	4,184	8,936
Net cash (used in) provided by investing activities	(942,572)	103,137

Financing activities:
Net (decrease) increase in deposits	(74,267)	127,494
Net increase (decrease) in short-term borrowings	275,000	(195,000)
Repayment of long-term debt	(100,000)	(100,000)
Proceeds from FHLB advances	2,115,000	126,000
Repayment of FHLB advances	(1,315,000)	(126,000)
Repurchase of common stock	(37,093)	(13,942)
Cash dividends on common stock	(60,971)	(58,136)
Cash dividends on preferred stock	—	(3,146)
Other, net	(663)	(792)
Net cash provided by (used in) financing activities	802,006	(243,522)

Net change in cash and cash equivalents	59,343	55,083

Cash and cash equivalents, beginning of period	395,754	519,873

Cash and cash equivalents, end of period	$455,097	$574,956

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

Note 2 – Supplemental Cash Flow Information

The supplemental schedule of significant non-cash investing and financing activities for the six months ended June 30, 2026 and 2025 is as follows.

	Six Months Ended June 30,
(in thousands)	2026	2025
Significant non-cash investing and financing transactions:
Reclassification of equipment financing receivables to held for sale	$1,909,186	$—
Commitments to fund other investments	13,307	8,906
Acquisitions:
Assets acquired	—	446,504
Liabilities assumed	—	380,766
Common stock issued for net assets acquired	—	65,738

Note 3 – Acquisitions and Divestitures

Pending Sale of Navitas

On June 11, 2026, United entered into a definitive stock purchase agreement to sell the Bank’s equipment finance subsidiary, Navitas Credit Corp. and the related reinsurance subsidiary, NLFC Reinsurance Corp., collectively referred to as Navitas. The agreement provides for United to receive cash consideration estimated at $1.99 billion.

Substantially all of the fair value of the assets to be sold is concentrated in a single asset type, equipment financing receivables. As a result, the sale will be accounted for as an asset sale. During the second quarter of 2026, United reclassified Navitas’ financing receivables to held for sale, where they are carried at the lower of cost or fair value at the aggregate pool level. The Navitas financing receivables are being sold at a premium, and therefore are carried at an amortized cost of $1.91 billion as of June 30, 2026. In addition, upon reclassification of the financing receivables to held for sale, the associated $38.5 million ACL for these loans and leases was released through the provision for credit losses. The remaining assets and liabilities subject to the sale are not material to the transaction.

Pro forma information - ANB

On May 1, 2025, United acquired all of the outstanding common stock of ANB in a stock transaction. The following table discloses the impact of the ANB acquisition on the 2025 financial results since the acquisition date. The table also presents certain pro forma information as if ANB had been acquired on January 1, 2024. These results combine the historical results of the acquired entity with United’s consolidated statement of income. Adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity; however pro forma financial results presented are not necessarily indicative of what would have occurred had the acquisition taken place in an earlier year.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

ANB merger-related costs incurred by United and ANB during the three and six months ended June 30, 2025, of $8.93 million and $9.13 million, respectively, have been excluded from the pro forma information from those periods presented below. The actual results and pro forma information were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Revenue	Net Income	Revenue	Net Income
2025
Actual ANB results included in statement of income since acquisition date	$2,290	$(1,026)	$2,290	$(1,026)
Supplemental consolidated pro forma as if ANB had been acquired January 1, 2024	$261,830	$81,944	$513,212	$154,518

Note 4 – Investment Securities

The amortized cost basis, unrealized gains and losses and fair value of HTM debt securities as of the dates indicated are as follows.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2026
U.S. Treasuries	$19,943	$—	$913	$19,030
U.S. Government Agencies & GSEs	98,390	—	11,825	86,565
State and political subdivisions	281,279	17	42,194	239,102
Residential MBS, Agency & GSEs	1,136,568	3	171,684	964,887
Commercial MBS, Agency & GSEs	627,863	—	101,629	526,234
Supranational entities	15,000	—	1,918	13,082
Total	$2,179,043	$20	$330,163	$1,848,900

As of December 31, 2025
U.S. Treasuries	$19,927	$—	$888	$19,039
U.S. Government Agencies & GSEs	98,851	—	11,233	87,618
State and political subdivisions	282,807	42	41,784	241,065
Residential MBS, Agency & GSEs	1,182,098	15	164,860	1,017,253
Commercial MBS, Agency & GSEs	638,673	—	98,391	540,282
Supranational entities	15,000	—	1,831	13,169
Total	$2,237,356	$57	$318,987	$1,918,426

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost basis, unrealized gains and losses, and fair value of AFS debt securities as of the dates indicated are presented below.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
As of June 30, 2026
U.S. Treasuries	$436,451	$93	$4,226	$432,318
U.S. Government Agencies & GSEs	430,877	69	10,161	420,785
State and political subdivisions	153,911	2	9,804	144,109
Residential MBS, Agency & GSEs	1,512,434	5,628	82,865	1,435,197
Residential MBS, Non-Agency	260,253	—	12,981	247,272
Commercial MBS, Agency & GSEs	907,898	1,785	25,492	884,191
Commercial MBS, Non-Agency	6,967	—	120	6,847
Corporate bonds	134,026	35	5,462	128,599
Asset-backed securities	408,151	126	1,229	407,048
Total	$4,250,968	$7,738	$152,340	$4,106,366

As of December 31, 2025
U.S. Treasuries	$496,402	$1,106	$3,753	$493,755
U.S. Government Agencies & GSEs	308,096	129	9,875	298,350
State and political subdivisions	165,118	—	10,235	154,883
Residential MBS, Agency & GSEs	1,503,962	6,151	79,636	1,430,477
Residential MBS, Non-Agency	272,869	7	13,021	259,855
Commercial MBS, Agency & GSEs	704,318	4,896	24,897	684,317
Commercial MBS, Non-Agency	7,857	—	87	7,770
Corporate bonds	142,527	27	5,886	136,668
Asset-backed securities	285,435	294	941	284,788
Total	$3,886,584	$12,610	$148,331	$3,750,863

As of June 30, 2026 and December 31, 2025 the carrying value of pledged securities totaled $3.65 billion and $2.98 billion, respectively. Securities were pledged primarily to secure public deposits.

The following table summarizes the fair values and gross unrealized losses of HTM debt securities as of the dates indicated based on the length of time that individual securities have been in a continuous unrealized loss position.

	Length of Time in Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2026
U.S. Treasuries	$—	$—	$19,030	$913	$19,030	$913
U.S. Government Agencies & GSEs	—	—	86,565	11,825	86,565	11,825
State and political subdivisions	11,168	75	220,590	42,119	231,758	42,194
Residential MBS, Agency & GSEs	709	14	963,491	171,670	964,200	171,684
Commercial MBS, Agency & GSEs	6,182	194	520,052	101,435	526,234	101,629
Supranational entities	—	—	13,082	1,918	13,082	1,918
Total	$18,059	$283	$1,822,810	$329,880	$1,840,869	$330,163

As of December 31, 2025
U.S. Treasuries	$—	$—	$19,039	$888	$19,039	$888
U.S. Government Agencies & GSEs	—	—	87,618	11,233	87,618	11,233
State and political subdivisions	—	—	226,464	41,784	226,464	41,784
Residential MBS, Agency & GSEs	—	—	1,016,225	164,860	1,016,225	164,860
Commercial MBS, Agency & GSEs	—	—	540,282	98,391	540,282	98,391
Supranational entities	—	—	13,169	1,831	13,169	1,831
Total	$—	$—	$1,902,797	$318,987	$1,902,797	$318,987

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table summarizes the fair values and gross unrealized losses of AFS debt securities as of the dates indicated based on the length of time that individual securities have been in a continuous unrealized loss position.

	Length of Time in Unrealized Loss Position
	Less than 12 Months		12 Months or More		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
As of June 30, 2026
U.S. Treasuries	$270,346	$1,321	$111,855	$2,905	$382,201	$4,226
U.S. Government Agencies & GSEs	194,196	376	206,535	9,785	400,731	10,161
State and political subdivisions	2,022	5	136,665	9,799	138,687	9,804
Residential MBS, Agency & GSEs	223,963	1,186	734,413	81,679	958,376	82,865
Residential MBS, Non-Agency	31,166	587	216,106	12,394	247,272	12,981
Commercial MBS, Agency & GSEs	241,554	493	333,678	24,999	575,232	25,492
Commercial MBS, Non-Agency	—	—	6,847	120	6,847	120
Corporate bonds	—	—	126,648	5,462	126,648	5,462
Asset-backed securities	211,766	521	62,003	708	273,769	1,229
Total	$1,175,013	$4,489	$1,934,750	$147,851	$3,109,763	$152,340

As of December 31, 2025
U.S. Treasuries	$25,372	$3	$110,899	$3,750	$136,271	$3,753
U.S. Government Agencies & GSEs	49,487	167	211,151	9,708	260,638	9,875
State and political subdivisions	25	1	153,857	10,234	153,882	10,235
Residential MBS, Agency & GSEs	60,042	61	841,090	79,575	901,132	79,636
Residential MBS, Non-Agency	11,458	39	247,997	12,982	259,455	13,021
Commercial MBS, Agency & GSEs	13,138	46	356,038	24,851	369,176	24,897
Commercial MBS, Non-Agency	—	—	7,770	87	7,770	87
Corporate bonds	—	—	134,731	5,886	134,731	5,886
Asset-backed securities	81,248	408	58,594	533	139,842	941
Total	$240,770	$725	$2,122,127	$147,606	$2,362,897	$148,331

At June 30, 2026, there were 507 AFS debt securities and 286 HTM debt securities that were in an unrealized loss position. United does not intend to sell nor does it believe it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at June 30, 2026 were primarily attributable to changes in interest rates.

At June 30, 2026 and December 31, 2025, the majority of HTM securities were considered to have a zero loss assumption for ACL purposes. For the remaining HTM securities, primarily those issued by state and political subdivisions, calculated credit losses, and, thus, the related ACL were de minimis due to the high credit quality of the portfolio. As a result, no ACL was recorded on the HTM portfolio at June 30, 2026 and December 31, 2025. In addition, based on the assessments performed at June 30, 2026 and December 31, 2025, there was no ACL required related to the AFS portfolio.

The following table presents accrued interest receivable on HTM and AFS debt securities, which was excluded from the estimate of credit losses, for the periods indicated.

	Accrued Interest Receivable
(in thousands)	June 30, 2026	December 31, 2025
HTM	$5,364	$5,486
AFS	17,190	16,413

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of AFS and HTM debt securities at June 30, 2026, by contractual maturity, are presented in the following table.

	AFS		HTM
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within 1 year:
U.S. Treasuries	$235,428	$233,980	$—	$—
U.S. Government Agencies & GSEs	27,225	26,895	—	—
State and political subdivisions	4,394	4,375	6,293	6,304
Corporate bonds	49,122	48,535	—	—
	316,169	313,785	6,293	6,304
1 to 5 years:
U.S. Treasuries	201,023	198,338	19,943	19,030
U.S. Government Agencies & GSEs	44,851	40,350	45,050	41,481
State and political subdivisions	47,765	44,088	30,225	28,584
Corporate bonds	73,989	69,872	—	—
Supranational entities	—	—	15,000	13,082
	367,628	352,648	110,218	102,177
5 to 10 years:
U.S. Government Agencies & GSEs	247,764	244,194	40,840	33,974
State and political subdivisions	68,937	63,631	88,250	77,002
Corporate bonds	10,915	10,192	—	—
	327,616	318,017	129,090	110,976
More than 10 years:
U.S. Government Agencies & GSEs	111,037	109,346	12,500	11,110
State and political subdivisions	32,815	32,015	156,511	127,212
	143,852	141,361	169,011	138,322
Debt securities not due at a single maturity date:
Asset-backed securities	408,151	407,048	—	—
Residential MBS	1,772,687	1,682,469	1,136,568	964,887
Commercial MBS	914,865	891,038	627,863	526,234
	3,095,703	2,980,555	1,764,431	1,491,121

Total	$4,250,968	$4,106,366	$2,179,043	$1,848,900

Expected maturities may differ from contractual maturities because issuers and borrowers may have the right to call or prepay obligations.
Realized gains and losses are derived using the specific identification method for determining the cost of securities sold. The following table summarizes AFS securities sales activity for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Proceeds from sales	$365	$205,433	$25,395	$258,909

Gross realized gains	$—	$515	$193	$521
Gross realized losses	(2)	(229)	(62)	(229)
Securities (losses) gains, net	$(2)	$286	$131	$292

Income tax (benefit) expense attributable to sales	$(1)	$68	$27	$70

In addition, during the first six months of 2026, United recognized $1.98 million in net losses on trading securities, of which $692,000 related to trading securities held at June 30, 2026.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Equity Investments
The table below reflects the carrying value of certain equity investments, which are included in other assets on the consolidated balance sheet, as of the dates indicated.

(in thousands)	June 30, 2026	December 31, 2025
Federal Reserve stock	$89,979	$89,979
FHLB stock	56,000	18,049
Equity securities with readily determinable fair values	—	2,481

Note 5 – Loans and Leases and Allowance for Credit Losses

Major classifications of the loan and lease portfolio (collectively referred to as the “loan portfolio” or “loans”) are summarized as of the dates indicated as follows. The disclosures included in this footnote reflect the reclassification of substantially all equipment financing loans and leases to held for sale during the second quarter of 2026 (see Note 3 for further details). Equipment financing loans to be retained by United of $35.9 million and the corresponding ACL of $726,000 were reclassified to the commercial & industrial loan category in the following disclosures, as equipment financing is no longer an individually significant held for investment loan category at June 30, 2026.

(in thousands)	June 30, 2026	December 31, 2025
Owner occupied CRE	$4,117,210	$3,949,898
Income producing CRE	5,017,781	5,032,342
Commercial & industrial	2,858,749	2,696,291
Commercial construction & land	1,142,870	997,802
Equipment financing	—	1,847,999
Total commercial	13,136,610	14,524,332
Residential mortgage	3,100,617	3,157,017
Home equity	1,403,383	1,319,474
Residential construction & land	194,644	190,625
Consumer	193,439	187,536
Total loans, excluding fair value hedge basis adjustment	18,028,693	19,378,984
Fair value hedge basis adjustment	(4,563)	5,333
Total loans	18,024,130	19,384,317
Less ACL - loans	(168,705)	(210,429)
Loans, net	$17,855,425	$19,173,888

Accrued interest receivable related to loans totaled $58.5 million and $60.4 million at June 30, 2026 and December 31, 2025, respectively, and was reported in other assets on the consolidated balance sheets. Accrued interest receivable was excluded from the estimate of credit losses.

At June 30, 2026 and December 31, 2025, the loan portfolio included certain loans specifically pledged to the Federal Reserve as well as loans covered by a blanket lien on qualifying loan types with the FHLB to secure contingent funding sources.

The following table presents the amortized cost of certain loans held for investment that were sold in the periods indicated. The net gains on these loan sales were included in noninterest income on the consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Guaranteed portion of SBA/USDA loans	$13,030	$21,760	$39,330	$43,709
Equipment financing receivables	9,600	16,887	17,923	21,049
Total	$22,630	$38,647	$57,253	$64,758

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

	Accruing
	Current Loans	Loans Past Due
(in thousands)		30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual Loans	Total Loans
As of June 30, 2026
Owner occupied CRE	$4,094,761	$1,401	$1,021	$—	$20,027	$4,117,210
Income producing CRE	5,005,930	184	12	—	11,655	5,017,781
Commercial & industrial	2,830,583	6,230	789	—	21,147	2,858,749
Commercial construction & land	1,141,943	—	11	—	916	1,142,870
Total commercial	13,073,217	7,815	1,833	—	53,745	13,136,610
Residential mortgage	3,066,716	2,556	839	—	30,506	3,100,617
Home equity	1,394,467	2,378	103	—	6,435	1,403,383
Residential construction & land	194,258	48	—	—	338	194,644
Consumer	191,857	453	152	—	977	193,439
Total loans	$17,920,515	$13,250	$2,927	$—	$92,001	$18,028,693

As of December 31, 2025
Owner occupied CRE	$3,932,261	$4,917	$1,555	$—	$11,165	$3,949,898
Income producing CRE	5,019,437	916	501	—	11,488	5,032,342
Commercial & industrial	2,664,068	6,365	7,564	—	18,294	2,696,291
Commercial construction & land	997,772	12	—	—	18	997,802
Equipment financing	1,826,790	6,637	4,189	—	10,383	1,847,999
Total commercial	14,440,328	18,847	13,809	—	51,348	14,524,332
Residential mortgage	3,118,540	5,286	768	—	32,423	3,157,017
Home equity	1,310,017	3,055	1,155	—	5,247	1,319,474
Residential construction & land	189,506	40	—	—	1,079	190,625
Consumer	185,814	569	152	—	1,001	187,536
Total loans	$19,244,205	$27,797	$15,884	$—	$91,098	$19,378,984

The following table presents nonaccrual loans held for investment by loan class for the periods indicated.

	Nonaccrual Loans
	June 30, 2026			December 31, 2025
(in thousands)	With no allowance	With an allowance	Total	With no allowance	With an allowance	Total
Owner occupied CRE	$13,741	$6,286	$20,027	$7,627	$3,538	$11,165
Income producing CRE	11,342	313	11,655	8,335	3,153	11,488
Commercial & industrial	7,021	14,126	21,147	7,965	10,329	18,294
Commercial construction & land	900	16	916	—	18	18
Equipment financing	—	—	—	71	10,312	10,383
Total commercial	33,004	20,741	53,745	23,998	27,350	51,348
Residential mortgage	4,823	25,683	30,506	4,861	27,562	32,423
Home equity	204	6,231	6,435	218	5,029	5,247
Residential construction & land	—	338	338	701	378	1,079
Consumer	—	977	977	—	1,001	1,001
Total	$38,031	$53,970	$92,001	$29,778	$61,320	$91,098

At June 30, 2026 and December 31, 2025, United had $53.2 million and $41.5 million, respectively, in loans for which repayment is expected to be provided substantially through the operation or sale of the collateral. Estimated credit losses for these loans are based on the net realizable value of the collateral relative to the amortized cost of the loan. The majority of these loans are CRE and commercial and industrial loans.

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

(in thousands)	Term Loans by Origination Year						Revolvers	Revolvers converted to term loans	Total
As of June 30, 2026	2026	2025	2024	2023	2022	Prior
Owner occupied CRE
Pass	$478,280	$884,891	$432,059	$399,138	$550,831	$1,072,840	$121,024	$26,393	$3,965,456
Special Mention	—	5,742	1,062	10,859	13,530	15,793	4,101	224	51,311
Substandard	479	4,888	21,916	16,733	24,965	30,270	1,156	36	100,443
Total owner occupied CRE	$478,759	$895,521	$455,037	$426,730	$589,326	$1,118,903	$126,281	$26,654	$4,117,210
Current period gross charge-offs	$—	$370	$—	$513	$233	$—	$—	$—	$1,116
Income producing CRE
Pass	$662,215	$877,141	$406,323	$450,799	$955,135	$1,334,317	$68,852	$14,239	$4,769,020
Special Mention	9,326	12,977	2,039	136	103,553	14,521	—	—	142,552
Substandard	42,348	5,077	14,903	1,271	10,290	30,826	—	1,494	106,209
Total income producing CRE	$713,889	$895,195	$423,264	$452,206	$1,068,978	$1,379,663	$68,852	$15,733	$5,017,781
Current period gross charge-offs	$—	$—	$—	$—	$—	$83	$—	$—	$83
Commercial & industrial
Pass	$292,370	$636,831	$280,152	$243,336	$152,557	$310,558	$813,569	$9,680	$2,739,053
Special Mention	117	2,655	1,630	16,085	13,474	3,625	14,416	722	52,724
Substandard	965	7,224	4,571	21,704	5,181	11,641	11,967	3,719	66,972
Total commercial & industrial	$293,452	$646,710	$286,353	$281,125	$171,212	$325,824	$839,953	$14,120	$2,858,749
Current period gross charge-offs	$—	$609	$147	$7,154	$929	$682	$—	$2,516	$12,037
Commercial construction & land
Pass	$313,548	$500,813	$189,812	$21,940	$40,894	$12,644	$54,254	$994	$1,134,900
Special Mention	—	4,322	136	—	—	1,830	—	—	6,288
Substandard	277	1,023	—	94	249	40	—	—	1,683
Total commercial construction & land	$313,825	$506,157	$189,948	$22,034	$41,144	$14,514	$54,254	$994	$1,142,870
Current period gross charge-offs	$—	$—	$—	$—	$25	$—	$—	$—	$25
Equipment financing
Current period gross charge-offs (1)	$—	$1,715	$3,371	$2,749	$3,559	$629	$—	$—	$12,023
Residential mortgage
Pass	$106,961	$198,222	$115,949	$283,582	$871,626	$1,484,574	$—	$2,470	$3,063,384
Substandard	21	749	3,422	7,655	10,698	14,617	—	71	37,233
Total residential mortgage	$106,982	$198,971	$119,371	$291,237	$882,324	$1,499,191	$—	$2,541	$3,100,617
Current period gross charge-offs	$—	$58	$—	$141	$83	$—	$—	$—	$282
Home equity
Pass	$—	$—	$—	$—	$—	$—	$1,359,586	$36,360	$1,395,946
Substandard	—	—	—	—	—	—	—	7,437	7,437
Total home equity	$—	$—	$—	$—	$—	$—	$1,359,586	$43,797	$1,403,383
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$63	$63
Residential construction & land
Pass	$36,264	$125,072	$17,614	$3,849	$4,308	$7,111	$—	$83	$194,301
Substandard	—	—	66	165	13	99	—	—	343
Total residential construction & land	$36,264	$125,072	$17,680	$4,014	$4,321	$7,210	$—	$83	$194,644
Current period gross charge-offs	$—	$—	$37	$—	$—	$—	$—	$—	$37
Consumer
Pass	$54,652	$59,532	$28,916	$15,348	$8,600	$2,299	$22,868	$145	$192,360
Substandard	—	106	282	370	153	145	1	22	1,079
Total consumer	$54,652	$59,638	$29,198	$15,718	$8,753	$2,444	$22,869	$167	$193,439
Current period gross charge-offs	$1,163	$216	$96	$109	$14	$142	$—	$31	$1,771
(1) Reflects charge-offs prior to the reclassification of equipment financing loans to held for sale.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

(in thousands)	Term Loans by Origination Year						Revolvers	Revolvers converted to term loans	Total
As of December 31, 2025	2025	2024	2023	2022	2021	Prior
Owner occupied CRE
Pass	$882,017	$459,608	$468,682	$587,671	$505,329	$733,146	$122,462	$22,745	$3,781,660
Special Mention	1,721	1,341	14,369	24,247	18,972	7,656	4,176	228	72,710
Substandard	3,157	8,412	20,122	31,791	6,709	22,454	2,883	—	95,528
Total owner occupied CRE	$886,895	$469,361	$503,173	$643,709	$531,010	$763,256	$129,521	$22,973	$3,949,898
Current period gross charge-offs	$—	$185	$1,905	$2,162	$—	$942	$—	$—	$5,194
Income producing CRE
Pass	$916,381	$430,561	$541,924	$1,107,955	$812,859	$863,815	$62,677	$12,714	$4,748,886
Special Mention	13,726	14,176	2,144	123,531	7,769	6,341	—	109	167,796
Substandard	9,652	26,439	22,478	1,199	16,954	36,816	2,122	—	115,660
Total income producing CRE	$939,759	$471,176	$566,546	$1,232,685	$837,582	$906,972	$64,799	$12,823	$5,032,342
Current period gross charge-offs	$—	$—	$—	$1,970	$—	$—	$—	$—	$1,970
Commercial & industrial
Pass	$668,959	$357,553	$279,488	$178,064	$149,382	$225,469	$675,062	$9,342	$2,543,319
Special Mention	3,364	18,886	21,622	18,235	1,353	3,387	8,537	448	75,832
Substandard	7,719	2,849	36,127	6,330	4,289	7,506	11,104	1,216	77,140
Total commercial & industrial	$680,042	$379,288	$337,237	$202,629	$155,024	$236,362	$694,703	$11,006	$2,696,291
Current period gross charge-offs	$46	$1,197	$10,327	$1,506	$218	$408	$—	$2,240	$15,942
Commercial construction & land
Pass	$562,952	$236,154	$63,716	$20,804	$9,230	$11,002	$54,745	$1,039	$959,642
Special Mention	4,352	743	—	28,159	1,550	—	—	—	34,804
Substandard	225	388	381	255	18	2,089	—	—	3,356
Total commercial construction & land	$567,529	$237,285	$64,097	$49,218	$10,798	$13,091	$54,745	$1,039	$997,802
Current period gross charge-offs	$—	$2,020	$—	$—	$130	$—	$—	$—	$2,150
Equipment financing
Pass	$792,800	$487,499	$300,427	$186,094	$49,410	$16,468	$—	$—	$1,832,698
Special Mention	—	2,061	—	994	227	—	—	—	3,282
Substandard	1,081	3,090	3,035	3,731	730	352	—	—	12,019
Total equipment financing	$793,881	$492,650	$303,462	$190,819	$50,367	$16,820	$—	$—	$1,847,999
Current period gross charge-offs	$504	$3,831	$7,681	$10,018	$2,255	$668	$—	$—	$24,957
Residential mortgage
Pass	$199,825	$116,567	$308,491	$921,713	$910,553	$661,298	$—	$2,612	$3,121,059
Substandard	310	2,619	7,470	11,604	3,274	10,604	—	77	35,958
Total residential mortgage	$200,135	$119,186	$315,961	$933,317	$913,827	$671,902	$—	$2,689	$3,157,017
Current period gross charge-offs	$—	$4	$560	$76	$—	$—	$—	$6	$646
Home equity
Pass	$—	$—	$—	$—	$—	$—	$1,277,604	$36,074	$1,313,678
Substandard	—	—	—	—	—	—	—	5,796	5,796
Total home equity	$—	$—	$—	$—	$—	$—	$1,277,604	$41,870	$1,319,474
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$170	$170
Residential construction & land
Pass	$110,016	$50,363	$9,612	$9,156	$3,637	$6,676	$—	$86	$189,546
Substandard	—	80	879	15	64	41	—	—	1,079
Total residential construction & land	$110,016	$50,443	$10,491	$9,171	$3,701	$6,717	$—	$86	$190,625
Current period gross charge-offs	$—	$—	$118	$124	$—	$47	$—	$—	$289
Consumer
Pass	$85,779	$41,201	$22,689	$12,571	$2,911	$705	$20,522	$122	$186,500
Substandard	7	161	483	164	45	176	—	—	1,036
Total consumer	$85,786	$41,362	$23,172	$12,735	$2,956	$881	$20,522	$122	$187,536
Current period gross charge-offs	$3,331	$533	$232	$94	$88	$37	$—	$154	$4,469

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Modifications to Borrowers Experiencing Financial Difficulty
The period-end amortized cost and additional information regarding loans modified under the terms of a FDM during the six months ended June 30, 2026 and 2025 are presented in the following tables.

Six Months Ended June 30, 2026
	Amortized Cost of New FDMs by Type of Modification
(in thousands)	Extension	Payment Delay	Rate Reduction	Rate Reduction & Payment Delay	Rate Reduction, Payment Delay & Extension	Total	% of Total Class of Receivable	FDMs defaulted within 12 months of modification
Owner occupied CRE	$—	$928	$—	$—	$—	$928	—%	$—
Commercial & industrial	39	3,583	—	—	—	3,622	0.1	69
Residential mortgage	—	—	1,305	795	1,544	3,644	0.1	—
Home equity	—	—	216	—	—	216	—	—
Consumer	—	—	74	—	—	74	—	—
Total	$39	$4,511	$1,595	$795	$1,544	$8,484	—	$69

Six Months Ended June 30, 2025
	Amortized Cost of New FDMs by Type of Modification
(in thousands)	Extension	Payment Delay	Rate Reduction	Rate Reduction & Extension	Payment Delay & Extension	Total	% of Total Class of Receivable	FDMs defaulted within 12 months of modification
Owner occupied CRE	$—	$2,364	$—	$—	$—	$2,364	0.1%	$—
Equipment financing	—	—	—	—	7,683	7,683	0.4	378
Residential mortgage	538	2,602	348	1,816	—	5,304	0.2	282
Home equity	—	—	72	—	—	72	—	—
Total	$538	$4,966	$420	$1,816	$7,683	$15,423	0.1	$660

The following table presents the aging category and accrual status of loans modified under the terms of a FDM during the previous 12 months on an amortized cost basis as of the dates indicated.

	Accruing
		Loans Past Due
(in thousands)	Current	30 - 59 Days	60 - 89 Days	> 90 Days	Nonaccrual	Total
As of June 30, 2026
Owner occupied CRE	$479	$—	$—	$—	$450	$929
Commercial & industrial	146	3,499	—	—	44	3,689
Residential mortgage	2,882	—	—	—	3,057	5,939
Home equity	427	—	—	—	66	493
Consumer	—	—	—	—	74	74
Total	$3,934	$3,499	$—	$—	$3,691	$11,124

As of June 30, 2025
Owner occupied CRE	$2,654	$—	$—	$—	$—	$2,654
Income producing CRE	—	—	—	—	7,983	7,983
Commercial & industrial	2,693	306	—	—	130	3,129
Equipment financing	11,640	17	141	—	1,352	13,150
Residential mortgage	5,387	—	—	—	1,889	7,276
Home equity	—	—	—	—	72	72
Consumer	—	—	—	—	80	80
Total	$22,374	$323	$141	$—	$11,506	$34,344

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

At June 30, 2026, the baseline economic forecast had tempered some of the optimism from the first quarter forecast to better reflect the economic conditions resulting from the conflict in Iran. At June 30, 2026, United applied qualitative adjustments to increase the model’s calculated ACL for the income producing CRE and commercial & industrial portfolios and to decrease the model’s calculated ACL for commercial construction and owner occupied CRE. These qualitative adjustments were applied to better reflect management’s expectations of future performance and maintain directional consistency with internal credit measures.

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The following table presents the balance and activity in the ACL by portfolio segment for the periods indicated.

	Three Months Ended June 30,
	2026					2025
(in thousands)	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Initial ACL - PCD loans (2)	Charge-Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied CRE	$25,127	$(378)	$3,825	$(1,367)	$27,207	$21,505	$278	$(561)	$91	$(346)	$20,967
Income producing CRE	41,358	(83)	26	(3,852)	37,449	45,817	910	(950)	17	3,278	49,072
Commercial & industrial	43,696	(8,133)	1,274	11,887	48,724	37,704	23	(2,768)	1,741	1,993	38,693
Commercial construction & land	10,198	—	22	2,071	12,291	16,725	39	(130)	41	(696)	15,979
Equipment financing (1)	42,862	(4,844)	1,147	(39,165)	—	47,600	—	(5,927)	964	5,263	47,900
Residential mortgage	29,333	(98)	41	(2,378)	26,898	29,679	—	(372)	59	851	30,217
Home equity	12,769	(63)	87	(220)	12,573	10,297	1	(71)	143	442	10,812
Residential construction & land	1,900	—	6	175	2,081	1,622	—	—	9	181	1,812
Consumer	1,153	(938)	245	1,022	1,482	1,025	—	(982)	471	534	1,048
ACL - loans	208,396	(14,537)	6,673	(31,827)	168,705	211,974	1,251	(11,761)	3,536	11,500	216,500
ACL - unfunded commitments	17,600	—	—	2,024	19,624	11,227	—	—	—	318	11,545
Total ACL	$225,996	$(14,537)	$6,673	$(29,803)	$188,329	$223,201	$1,251	$(11,761)	$3,536	$11,818	$228,045

	Six Months Ended June 30,
	2026					2025
(in thousands)	Beginning Balance	Charge-Offs	Recoveries	(Release) Provision	Ending Balance	Beginning Balance	Initial ACL - PCD loans (2)	Charge- Offs	Recoveries	(Release) Provision	Ending Balance
Owner occupied CRE	$24,888	$(1,116)	$3,897	$(462)	$27,207	$19,873	$278	$(832)	$236	$1,412	$20,967
Income producing CRE	44,071	(83)	111	(6,650)	37,449	41,427	910	(1,970)	319	8,386	49,072
Commercial & industrial	43,269	(12,037)	1,869	15,623	48,724	35,441	23	(6,130)	2,656	6,703	38,693
Commercial construction & land	8,286	(25)	41	3,989	12,291	16,370	39	(130)	179	(479)	15,979
Equipment financing (1)	45,852	(12,023)	2,491	(36,320)	—	47,415	—	(11,864)	1,859	10,490	47,900
Residential mortgage	29,241	(282)	92	(2,153)	26,898	32,259	—	(421)	109	(1,730)	30,217
Home equity	11,849	(63)	141	646	12,573	11,247	1	(71)	205	(570)	10,812
Residential construction & land	1,799	(37)	31	288	2,081	1,672	—	(226)	16	350	1,812
Consumer	1,174	(1,771)	523	1,556	1,482	1,294	—	(2,496)	729	1,521	1,048
ACL - loans	210,429	(27,437)	9,196	(23,483)	168,705	206,998	1,251	(24,140)	6,308	26,083	216,500
ACL - unfunded commitments	15,091	—	—	4,533	19,624	10,391	—	—	—	1,154	11,545
Total ACL	$225,520	$(27,437)	$9,196	$(18,950)	$188,329	$217,389	$1,251	$(24,140)	$6,308	$27,237	$228,045
(1) During the second quarter of 2026, the ACL on equipment financing loans reclassified as held for sale was released and the ACL related to retained equipment financing loans was reclassified to the commercial & industrial line where these loan balances are reflected. (2) Represents the initial ACL related to PCD loans acquired in the ANB transaction.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Derivatives and Hedging Activities

The table below presents the fair value of derivative financial instruments, which are included in other assets and other liabilities on the consolidated balance sheet, as of the dates indicated.

	June 30, 2026			December 31, 2025
	Notional Amount	Fair Value		Notional Amount	Fair Value
(in thousands)		Derivative Asset	Derivative Liability		Derivative Asset	Derivative Liability
Derivatives designated as hedging instruments:
Cash flow hedge of subordinated debt	$—	$—	$—	$100,000	$6,288	$—
Cash flow hedges of trust preferred securities	20,000	—	—	20,000	—	—
Fair value hedges of AFS debt securities	634,097	—	—	785,009	—	—
Fair value hedges of loans	775,000	—	—	1,900,000	—	—
Total	1,429,097	—	—	2,805,009	6,288	—

Derivatives not designated as hedging instruments:
Customer derivative positions	1,693,796	3,260	38,417	1,541,391	11,457	32,841
Dealer offsets to customer derivative positions	1,693,791	14,051	3,207	1,541,391	9,478	11,441
Risk participations	127,055	11	109	103,668	—	108
Mortgage banking - loan commitments	73,890	1,301	—	41,125	1,027	—
Mortgage banking - forward sales commitment	83,865	96	169	94,219	8	225
Bifurcated embedded derivatives	51,935	8,399	—	51,935	7,055	—
Dealer offsets to bifurcated embedded derivatives	51,935	—	9,631	51,935	—	8,382
Total	3,776,267	27,118	51,533	3,425,664	29,025	52,997

Total derivatives	$5,205,364	$27,118	$51,533	$6,230,673	$35,313	$52,997

Total gross derivative instruments		$27,118	$51,533		$35,313	$52,997
Less: Amounts subject to master netting agreements		(3,311)	(3,311)		(7,917)	(7,917)
Less: Cash collateral received/pledged		(10,355)	(9,638)		(8,305)	(12,156)
Net amount		$13,452	$38,584		$19,091	$32,924

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

Hedging Derivatives

Cash Flow Hedges of Interest Rate Risk
United utilizes interest rate caps and swaps to hedge the variability of cash flows due to changes in interest rates on certain of its variable-rate subordinated debt and trust preferred securities. Gains and losses related to changes in fair value of the hedges are reclassified into earnings in the periods the hedged forecasted transactions occur. Over the next twelve months, United expects to reclassify $693,000 of gains from AOCI into earnings related to its interest rate swap agreements.

During the first quarter of 2026, after providing redemption notice on the subordinated debt, United terminated the interest rate cap that had been designated as a hedge of that debt, because the redemption rendered the future cash flows no longer probable of occurring.

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

	Affected Income Statement Line Item Increase/(Decrease) to Earnings	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2026	2025	2026	2025
Fair value hedges:
AFS securities:
Amounts related to interest settlements on derivatives		$73	$1,548	$174	$2,889
Gain (loss) recognized on derivative		4,245	(4,863)	8,151	(13,167)
(Loss) gain recognized on hedged items		(4,442)	4,901	(8,238)	13,308
Net income recognized on AFS securities fair value hedges	Interest revenue - securities	$(124)	$1,586	$87	$3,030
Loans:
Amounts related to interest settlements on derivatives		$(184)	$(327)	$(2,516)	$(887)
Gain (loss) recognized on derivatives		3,518	1,220	10,045	(788)
(Loss) gain recognized on hedged items		(3,686)	(826)	(9,896)	1,369
Net loss recognized on loan fair value hedges	Interest revenue - loans, including fees	$(352)	$67	$(2,367)	$(306)

Cash flow hedges:
Long-term debt
Amounts related to interest settlements on derivatives (1)	Interest expense- long term debt	$159	$1,129	$6,127	$2,250
Net income recognized on cash flow hedges		$159	$1,129	$6,127	$2,250
 (1) Includes premium amortization expense excluded from the assessment of hedge effectiveness of $118,000 for the three months ended June 30, 2025 and $97,000 and $234,000 for the six months ended June 30, 2026 and 2025, respectively. The cash flow hedge was terminated during the first quarter 2026 as a result of the redemption of the hedged subordinated debt.

The table below presents the carrying amount of hedged items and cumulative fair value hedging basis adjustments for the periods presented. All fair value hedges of AFS debt securities and loans at June 30, 2026 and December 31, 2025 were designated under the portfolio layer method.

(in thousands)	June 30, 2026			December 31, 2025
Balance Sheet Location	Carrying Amount	Hedge Accounting Basis Adjustment	Hedged Portfolio Layer	Carrying Amount	Hedge Accounting Basis Adjustment	Hedged Portfolio Layer
Debt securities AFS (1)	$939,693	$(3,959)	$634,097	$971,854	$4,279	$785,009
Loans and leases held for investment	3,303,453	(4,563)	775,000	3,556,859	5,333	1,900,000
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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

The table below presents the gains and losses recognized in income on derivatives not designated as hedging instruments for the periods indicated.

	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)		2026	2025	2026	2025
Customer derivatives and dealer offsets	Other noninterest income	$1,357	$1,058	$2,540	$2,002
Bifurcated embedded derivatives and dealer offsets	Other noninterest income	(4)	(10)	(2)	(4)
Mortgage banking derivatives	Mortgage loan gains and other related fees	(259)	(705)	1,130	(295)
Risk participations	Other noninterest income	86	(19)	100	175
		$1,180	$324	$3,768	$1,878

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

Note 7 – Assets and Liabilities Measured at Fair Value
Accounting standards define fair value as the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market available to the entity in an orderly transaction between market participants on the measurement date. Fair values are categorized within a three-level measurement hierarchy:
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

United has processes in place to review the significant valuation inputs and to assess on a quarterly basis how instruments are classified within the valuation framework. Transfers into or out of fair value hierarchy levels are made as the observability of input assumptions change. During the six months ended June 30, 2026, there were no changes to valuation approaches or techniques that warranted a hierarchy level change.

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The table below presents United’s assets and liabilities measured at fair value on a recurring basis as of the dates indicated, aggregated by the level in the fair value hierarchy within which those measurements fall.

(in thousands)
June 30, 2026	Level 1	Level 2	Level 3	Total
Assets:
Trading securities:
U.S. Treasuries	$91,377	$—	$—	$91,377
AFS debt securities:
U.S. Treasuries	432,318	—	—	432,318
U.S. Government agencies & GSEs	—	420,785	—	420,785
State and political subdivisions	—	144,109	—	144,109
Residential MBS	—	1,682,469	—	1,682,469
Commercial MBS	—	891,038	—	891,038
Corporate bonds	—	128,102	497	128,599
Asset-backed securities	—	407,048	—	407,048
Mortgage loans held for sale	—	53,518	—	53,518
Mutual funds and other investments	16,503	176	—	16,679
Servicing rights for SBA/USDA loans	—	—	4,887	4,887
Residential mortgage servicing rights	—	—	44,542	44,542
Contingent consideration receivable	—	—	7,195	7,195
Derivative financial instruments	—	17,407	9,711	27,118
Total assets	$540,198	$3,744,652	$66,832	$4,351,682

Liabilities:
Deferred compensation plan liability	$16,501	$176	$—	$16,677
Derivative financial instruments	—	41,793	9,740	51,533
Total liabilities	$16,501	$41,969	$9,740	$68,210

(in thousands)
December 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
AFS debt securities:
U.S. Treasuries	$493,755	$—	$—	$493,755
U.S. Government agencies & GSEs	—	298,350	—	298,350
State and political subdivisions	—	154,883	—	154,883
Residential MBS	—	1,690,332	—	1,690,332
Commercial MBS	—	692,087	—	692,087
Corporate bonds	—	136,176	492	136,668
Asset-backed securities	—	284,788	—	284,788
Equity securities	—	2,481	—	2,481
Mortgage loans held for sale	—	39,381	—	39,381
Mutual funds and other investments	16,343	140	—	16,483
Servicing rights for SBA/USDA loans	—	—	4,880	4,880
Residential mortgage servicing rights	—	—	41,231	41,231
Contingent consideration receivable	—	—	7,195	7,195
Derivative financial instruments	—	27,231	8,082	35,313
Total assets	$510,098	$3,325,849	$61,880	$3,897,827

Liabilities:
Deferred compensation plan liability	$16,345	$140	$—	$16,485
Derivative financial instruments	—	44,507	8,490	52,997
Total liabilities	$16,345	$44,647	$8,490	$69,482

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Level 3 Fair Value Measurements
The following table presents quantitative information about significant unobservable inputs related to United’s material categories of Level 3 financial instruments measured at fair value on a recurring basis as of the dates indicated.

Level 3 Assets and Liabilities	Valuation Technique	Significant Unobservable Inputs	June 30, 2026		December 31, 2025
			Range	Weighted Average	Range	Weighted Average
Residential mortgage servicing rights	Discounted cash flow	Discount rate	9.0% - 13.2%	9.3%	9.5% - 12.5%	9.6%
		Prepayment rate	5.0 - 24.6	7.7	5.5 - 25.3	7.5
Derivative assets - mortgage	Internal model	Pull through rate	77.0 - 100	92.2	60.0 - 100	91.6
Derivative assets and liabilities - other	Dealer priced	Dealer priced	N/A	N/A	N/A	N/A

The table below presents a reconciliation of the beginning and ending balances of Level 3 assets and liabilities measured at fair value on a recurring basis for the periods indicated.

	2026						2025
(in thousands)	Derivative Assets	Derivative Liabilities	SBA/USDA Loan Servicing Rights	Residential Mortgage Servicing Rights	Corporate Bonds	Contingent Consideration Receivable	Derivative Assets	Derivative Liabilities	SBA/USDA Loan Servicing Rights	Residential Mortgage Servicing Rights	Corporate Bonds	Contingent Consideration Receivable
Three Months Ended June 30,
Beginning balance	$9,029	$8,875	$4,946	$43,160	$494	$7,195	$11,319	$10,825	$4,920	$39,660	$2,230	$7,390
Additions	1,197	75	237	1,799	—	—	1,403	—	410	1,440	—	—
Sales and settlements	(1,443)	(2)	(235)	(957)	—	—	(1,990)	—	(221)	(653)	(1,000)	(93)
Fair value adjustments included in OCI	—	—	—	—	3	—	—	—	—	—	5	—
Fair value adjustments included in earnings	928	792	(61)	540	—	—	(1,602)	(1,608)	(303)	(770)	—	—
Ending balance	$9,711	$9,740	$4,887	$44,542	$497	$7,195	$9,130	$9,217	$4,806	$39,677	$1,235	$7,297

Six Months Ended June 30,
Beginning balance	$8,082	$8,490	$4,880	$41,231	$492	$7,195	$11,656	$12,286	$4,697	$39,294	$2,226	$7,470
Additions	2,765	215	752	3,451	—	—	3,245	321	852	2,492	—	—
Sales and settlements	(2,364)	(2)	(439)	(1,719)	—	—	(2,595)	—	(358)	(1,261)	(1,000)	(173)
Fair value adjustments included in OCI	—	—	—	—	5	—	—	—	—	—	9	—
Fair value adjustments included in earnings	1,228	1,037	(306)	1,579	—	—	(3,176)	(3,390)	(385)	(848)	—	—
Ending balance	$9,711	$9,740	$4,887	$44,542	$497	$7,195	$9,130	$9,217	$4,806	$39,677	$1,235	$7,297

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

Mortgage Loans Held for Sale
(in thousands)	June 30, 2026	December 31, 2025
Outstanding principal balance	$52,214	$38,187
Fair value	53,518	39,381

Gain (Loss) from Change in Fair Value on Mortgage Loans Held for Sale
Location	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Mortgage loan gains and other related fees	$629	$—	$109	$(179)

Changes in fair value were mostly offset by hedging activities. An immaterial portion of these amounts was attributable to changes in instrument-specific credit risk.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
United may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of the lower of the amortized cost or fair value accounting or write-downs of individual assets due to impairment. The following table presents the fair value hierarchy and carrying value of assets that were still held as of June 30, 2026 and December 31, 2025, for which a nonrecurring fair value adjustment was recorded during the year-to-date periods presented.

(in thousands)	Level 1	Level 2	Level 3	Total
June 30, 2026
Loans held for investment	$—	$—	$20,742	$20,742

December 31, 2025
Loans held for investment	$—	$—	$19,216	$19,216

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

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

		Fair Value Level
(in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
June 30, 2026
Assets:
HTM debt securities	$2,179,043	$19,030	$1,829,870	$—	$1,848,900
Loans and leases, net	17,855,425	—	—	17,654,529	17,654,529
Equipment financing receivables held for sale	1,909,186	—	1,976,108	—	1,976,108

Liabilities:
Deposits	23,724,209	—	23,721,723	—	23,721,723
Long-term debt	20,602	—	—	22,708	22,708

December 31, 2025
Assets:
HTM debt securities	$2,237,356	$19,039	$1,899,387	$—	$1,918,426
Loans and leases, net	19,173,888	—	—	18,651,481	18,651,481

Liabilities:
Deposits	23,798,430	—	23,790,107	—	23,790,107
Long-term debt	120,400	—	—	120,279	120,279

Note 8 – Reclassifications Out of AOCI

The following table presents the details regarding amounts reclassified out of AOCI for the periods indicated. Amounts shown in parentheses reduce earnings.

(in thousands)
Details about AOCI Components	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Statement Where Net Income is Presented
	2026	2025	2026	2025
Realized net (losses) gains on AFS securities:
	$(2)	$286	$131	$292	Securities (losses) gains, net
	1	(68)	(27)	(70)	Income tax expense
	$(1)	$218	$104	$222	Net of tax

Amortization of unrealized losses on HTM securities reclassified from AFS:
	$(1,805)	$(1,961)	$(3,536)	$(3,925)	Investment securities interest revenue
	610	465	1,047	929	Income tax expense
	$(1,195)	$(1,496)	$(2,489)	$(2,996)	Net of tax

Reclassifications related to derivative instruments accounted for as cash flow hedges:
Interest rate contracts	$159	$1,129	$943	$2,250	Long-term debt interest expense
Gain on terminated cash flow hedge	—	—	5,184	—	Other noninterest income
	159	1,129	6,127	2,250	Total before tax
	(41)	(285)	(1,548)	(568)	Income tax expense
	$118	$844	$4,579	$1,682	Net of tax

Amortization of defined benefit pension plan net periodic pension cost components:
Prior service cost	$(13)	$17	$(26)	$34	Salaries and employee benefits expense
	3	(5)	7	(9)	Income tax expense
	$(10)	$12	$(19)	$25	Net of tax

Total reclassifications for the period	$(1,088)	$(422)	$2,175	$(1,067)	Net of tax

UNITED COMMUNITY BANKS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (Unaudited)

Note 9 – Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income	$115,638	$78,733	$199,927	$150,146
Dividends on preferred stock	—	(1,573)	—	(3,146)
Earnings allocated to participating securities	(758)	(438)	(1,309)	(850)
Net income available to common shareholders	$114,880	$76,722	$198,618	$146,150

Weighted average shares outstanding:
Basic	120,303	121,377	120,400	120,714
Effect of dilutive securities:
Stock options	44	55	46	71
Restricted stock units	95	—	137	35
Diluted	120,442	121,432	120,583	120,820

Net income per common share:
Basic	$0.95	$0.63	$1.65	$1.21
Diluted	$0.95	$0.63	$1.65	$1.21

For the three and six months ended June 30, 2026 and 2025, United had no potentially dilutive instruments outstanding that were not included in the above analysis.

Note 10 – Regulatory Matters

As of June 30, 2026, United and the Bank were categorized as well-capitalized under the regulatory requirements in effect at that time. To be categorized as well-capitalized, United and the Bank must have exceeded the well-capitalized guideline ratios in effect at the time, as set forth in the table below, and have met certain other requirements. Management believes that United and the Bank exceeded all well-capitalized requirements at June 30, 2026, and there have been no conditions or events since quarter-end that would change the status of well-capitalized.

Regulatory capital ratios at June 30, 2026 and December 31, 2025, along with the minimum amounts required for capital adequacy purposes and to be well-capitalized under regulatory requirements in effect at such times, are presented below for United and the Bank:

			United Community Banks, Inc. (Consolidated)		United Community Bank
(dollars in thousands)	Minimum (1)	Well- Capitalized	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Risk-based ratios:
CET1 capital	4.5%	6.5%	13.53%	13.44%	12.09%	12.34%
Tier 1 capital	6.0	8.0	13.53	13.44	12.09	12.34
Total capital	8.0	10.0	14.48	14.77	12.93	13.37
Leverage ratio	4.0	5.0	10.66	10.28	9.52	9.42

CET1 capital			$2,938,418	$2,824,732	$2,617,330	$2,582,475
Tier 1 capital			2,938,418	2,824,732	2,617,330	2,582,475
Total capital			3,143,672	3,104,806	2,797,584	2,797,549
Risk-weighted assets			21,712,100	21,019,967	21,643,191	20,931,562
Average total assets for the leverage ratio			27,563,618	27,469,241	27,498,299	27,401,675
(1) As of June 30, 2026 and December 31, 2025, the minimum ratios as presented were subject to an additional capital conservation buffer of 2.50%

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

The following table summarizes the contractual amount of significant off-balance sheet instruments as of the dates indicated.

(in thousands)	June 30, 2026	December 31, 2025
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$5,016,803	$4,732,083
Letters of credit	55,240	53,008

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

Note 12 - Long-term Debt and Other Borrowings

As of June 30, 2026 and December 31, 2025, the Holding Company had $20.6 million and $120 million of long-term debt outstanding, respectively. During the second quarter of 2026, the Holding Company redeemed its $100 million 2028 subordinated debenture prior to maturity.

As of June 30, 2026 and December 31, 2025, the Bank had short-term borrowings outstanding of $360 million and $85.0 million, respectively, which consisted of federal funds purchased.

As of June 30, 2026, the Bank had FHLB borrowings of $800 million outstanding with maturity dates in July 2026. There were no FHLB borrowings outstanding at December 31, 2025.

Note 13 - Subsequent Events
Acquisition of Peach State
Subsequent to quarter end, on August 1, 2026, United completed the previously announced acquisition of Peach State Bancshares, Inc. and its wholly-owned subsidiary, Peach State Bank & Trust (collectively, “Peach State”), headquartered in Gainesville, Georgia. As of June 30, 2026, Peach State Bank & Trust reported total assets of $786 million, with total loans of $523 million and total deposits of $707 million.

Under the terms of the merger agreement, Peach State shareholders received $103 million in total consideration, of which $54.8 million was cash and $47.9 million, or 1,346,821 shares, was United common stock. The acquisition will be accounted for as a business combination. Due to the timing of the acquisition, United is currently in the process of completing the purchase accounting and will make all of the remaining required disclosures as of September 30, 2026.

Common Stock Repurchases
In the third quarter of 2026, through August 3, 2026, United repurchased 546,832 shares of common stock for $19.3 million in accordance with its common stock repurchase program.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at June 30, 2026 and December 31, 2025 and our results of operations for the three and six months ended June 30, 2026 and 2025. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from our consolidated financial statements and is intended to provide insight into our results of operations and financial condition. The following discussion and analysis should be read along with our consolidated financial statements and related notes included in Part I - Item 1 of this Report, “Cautionary Note Regarding Forward-Looking Statements” beginning on page 4 of this Report and the risk factors discussed in our Item 1A. of our 2025 10-K and in Part II, Item IA. of this Report.

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

Executive Overview and Results of Operations

Overview

We offer a wide array of commercial and consumer banking services and investment advisory solutions through a network of 200 banking offices in Georgia, South Carolina, North Carolina, Tennessee, Florida and Alabama. Our equipment finance and SBA/USDA lending businesses operate throughout the United States. At June 30, 2026, we had consolidated total assets of $29.1 billion and 3,141 full-time equivalent employees.

Recent Developments

On June 11, 2026, we entered into a definitive stock purchase agreement to sell Navitas, the Bank’s equipment financing subsidiary. The sale of Navitas, which is expected to close in the third quarter of 2026, reflects our strategic decision to focus on our core relationship banking business while enhancing liquidity and capital strength. As a result of the decision to sell Navitas, $1.91 billion in equipment financing receivables were reclassified to held for sale during the second quarter of 2026. After the close of the sale, we will consider future plans for the redeployment of capital and liquidity resulting from the sale, which, subject to market conditions, could include continued organic loan growth, share repurchases, balance sheet optimization and/or strategic mergers and acquisitions. For additional information on the disposition, see Form 8-K filed on June 12, 2026.

Subsequent to quarter end, on August 1, 2026, we closed on the previously announced acquisition of Peach State, headquartered in Gainesville, Georgia. As of June 30, 2026, Peach State Bank & Trust reported total assets of $786 million, with total loans of $523 million and total deposits of $707 million. We expect the merger will strengthen our existing presence in the Gainesville, Georgia MSA. See Note 13 in the Notes to the Financial Statements for further detail.

Results of Operations

We reported net income and diluted earnings per common share of $116 million and $0.95, respectively, for the second quarter of 2026, compared to $78.7 million and $0.63, respectively, for the same period in 2025. For the six months ended June 30, 2026, we reported net income and diluted earnings per common share of $200 million and $1.65, respectively, compared to $150 million and $1.21, respectively, in the same periods of 2025.

Net income - operating for the second quarter and first six months of 2026 was $86.4 million and $171 million, respectively. Net income - operating for the second quarter of 2026 notably excludes the $38.5 million release of the ACL on equipment financing loans as a result of the Navitas sale mentioned above. Net income - operating for the six months ended June 30, 2026 also excludes a $6.70 million one-time payroll transition bonus and a $5.18 million gain on a terminated cash flow hedge. See Table 17 of MD&A for the Non-GAAP Performance Measures Reconciliation for further detail.

We reported total revenue for the second quarter and first six months of 2026 of $279 million and $556 million, respectively, compared to $260 million and $508 million for the same periods in 2025, respectively.

FTE net interest revenue for the second quarter and first six months of 2026 was $242 million and $476 million, respectively, compared to $227 million and $440 million, respectively, for the same periods of 2025. The increase in net interest revenue was mostly driven by lower deposit interest expense. Net interest margin for the second quarter and first six months of 2026 increased to 3.68% and 3.66%, respectively, from 3.50% and 3.43%, respectively, for the comparable 2025 periods. The increases in net interest margin were primarily due to the larger decrease in interest rates paid on deposits compared to the decrease in interest rates earned on loans following aggregate reductions of 75 basis points in the federal funds rate over the past year.

Noninterest income of $38.4 million and $82.1 million for the second quarter and first six months of 2026 increased by $3.67 million and $11.8 million, respectively, compared to the same periods of 2025. The increases were driven by increases in mortgage loan gains and other related fees and higher unrealized gains on our other investment portfolio, particularly relating to our mutual funds, fintech and limited partnership investments. The six months ended June 30, 2026 also included a $5.18 million gain on a terminated cash flow hedge in the first quarter.

We recorded negative provisions for credit losses of $29.8 million and $19.0 million for the second quarter and first six months of 2026, respectively, reflecting the release of the ACL related to the equipment finance portfolio.

Noninterest expenses of $160 million and $317 million in the second quarter and first six months of 2026, respectively, were up 8% and 10%, respectively, compared to the same periods of 2025. Salaries and employee benefits expense was the primary driver of the increase, reflecting an increase in full time equivalent employees of 3% since June 30, 2025, which reflects our current strategic hiring plan, annual merit increases that went in effect April 1, 2026, higher incentive compensation and higher group medical costs. The six months ended June 30, 2026 also includes a $6.70 million first quarter one-time payroll transition bonus paid to employees when we began paying employees bi-weekly in arrears.

Results for the second quarter and first six months of 2026 are discussed in further detail throughout the following sections of MD&A.

UNITED COMMUNITY BANKS, INC.
Table 1 - Financial Highlights

(dollars in thousands, except per share data)	2026		2025			Second Quarter 2026 - 2025 Change	For the Six Months Ended June 30,		YTD Change
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter		2026	2025
INCOME SUMMARY
Interest revenue	$344,371	$333,961	$346,367	$353,850	$347,365		$678,332	$682,722
Interest expense	103,471	101,197	108,441	120,221	121,834		204,668	245,170
Net interest revenue	240,900	232,764	237,926	233,629	225,531	7%	473,664	437,552	8%
Noninterest income	38,380	43,746	40,462	43,219	34,708	11	82,126	70,364	17
Total revenue	279,280	276,510	278,388	276,848	260,239	7	555,790	507,916	9
Provision for credit losses	(29,803)	10,853	13,662	7,907	11,818	n/m	(18,950)	27,237	n/m
Noninterest expense	159,915	157,302	152,048	150,868	147,919	8	317,217	289,018	10
Income before income tax expense	149,168	108,355	112,678	118,073	100,502	48	257,523	191,661	34
Income tax expense	33,530	24,066	26,223	26,579	21,769	54	57,596	41,515	39
Net income	115,638	84,289	86,455	91,494	78,733	47	199,927	150,146	33
Non-operating items	(37,582)	508	606	3,468	4,833	n/m	(37,074)	6,130	n/m
Income tax benefit of non-operating items	8,347	(113)	(133)	(751)	(1,047)	n/m	8,234	(1,328)	n/m
Net income - operating (1)	$86,403	$84,684	$86,928	$94,211	$82,519	5	$171,087	$154,948	10

PERFORMANCE MEASURES
Per common share:
Diluted net income - GAAP	$0.95	$0.69	$0.70	$0.70	$0.63	51	$1.65	$1.21	36
Diluted net income - operating (1)	0.71	0.70	0.71	0.75	0.66	8	1.41	1.25	13
Cash dividends declared	0.25	0.25	0.25	0.25	0.24	4	0.50	0.48	4
Book value	31.27	30.54	30.17	29.44	28.89	8	31.27	28.89	8
Tangible book value (3)	23.31	22.56	22.24	21.59	21.00	11	23.31	21.00	11
Key performance ratios:
Return on common equity - GAAP (2)(4)	12.56%	9.35%	9.48%	9.20%	8.45%		10.97%	8.18%
Return on common equity - operating (1)(2)(4)	9.39	9.39	9.53	9.83	8.87		9.39	8.45
Return on tangible common equity - operating (1)(2)(3)(4)	12.98	13.05	13.31	13.56	12.34		13.02	11.78
Return on assets - GAAP (4)	1.63	1.22	1.21	1.29	1.11		1.43	1.06
Return on assets - operating (1)(4)	1.22	1.22	1.22	1.33	1.16		1.22	1.10
Net interest margin (FTE) (4)	3.68	3.65	3.62	3.58	3.50		3.66	3.43
Efficiency ratio - GAAP	57.01	56.66	54.40	54.30	56.69		56.84	56.71
Efficiency ratio - operating (1)	56.69	55.65	54.19	53.05	54.84		56.18	55.51
Equity to total assets	12.89	12.97	12.99	12.78	12.86		12.89	12.86
Tangible common equity to tangible assets (3)	9.94	9.92	9.92	9.71	9.45		9.94	9.45

ASSET QUALITY
NPAs	$103,387	$98,623	$93,498	$97,916	$83,959	23	$103,387	$83,959	23
ACL - loans	168,705	208,396	210,429	215,791	216,500	(22)	168,705	216,500	(22)
Net charge-offs	7,864	10,377	16,418	7,676	8,225	(4)	18,241	17,832	2
ACL - loans to loans	0.94%	1.06%	1.09%	1.13%	1.14%		0.94%	1.14%
Net charge-offs to average loans (4)	0.16	0.22	0.34	0.16	0.18		0.19	0.20
NPAs to total assets	0.36	0.35	0.33	0.35	0.30		0.36	0.30

AT PERIOD END ($ in millions)
Loans held for investment	$18,024	$19,602	$19,384	$19,175	$18,921	(5)	$18,024	$18,921	(5)
Investment securities	6,377	5,889	5,988	6,163	6,382	—	6,377	6,382	—
Total assets	29,051	28,177	28,003	28,143	28,086	3	29,051	28,086	3
Deposits	23,724	24,025	23,798	24,021	23,963	(1)	23,724	23,963	(1)
Shareholders’ equity	3,745	3,655	3,639	3,597	3,613	4	3,745	3,613	4
Common shares outstanding (thousands)	119,764	119,684	120,598	121,553	121,431	(1)	119,764	121,431	(1)
(1) Excludes non-operating items as detailed on Non-GAAP Performance Measures Reconciliation on page 50. (2) Net income less preferred stock dividends, divided by average realized common equity, which excludes AOCI. (3) Excludes effect of acquisition related intangibles and associated amortization. (4) Annualized.

Net Interest Revenue

For the three months ended:

FTE net interest revenue for the second quarter of 2026 was $242 million, an increase of $15.6 million from the same period in 2025. Net interest spread and net interest margin were 2.93% and 3.68%, respectively, which were up 31 basis points and 18 basis points, respectively, compared to the second quarter of 2025. The interest rate environment changes over the past year included aggregate reductions of 75 basis points in the federal funds rate, which drove decreases in funding costs, and to a lesser extent, loan yields. As a result, the primary driver of the increase in FTE net interest revenue for the second quarter of 2026 from the second quarter of 2025 was a $21.0 million decrease in deposit interest expense. Interest revenue from interest-earning assets decreased $2.76 million from the second quarter of 2025. Loan interest revenue increased $8.26 million compared to the same period of 2025, mostly driven by loan growth, while securities interest revenue decreased $9.55 million due to both lower average balances and a decrease in the average rate earned.

For the six months ended:

FTE net interest revenue for the first six months of 2026 and 2025 was $476 million and $440 million, respectively. For the first six months of 2026, our net interest spread increased 37 basis points and our net interest margin increased by 23 basis points compared to the same period of 2025. Changes in net interest revenue and related metrics for the six months ended 2026 were a result of the same factors affecting the quarter.

Table 2 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Three Months Ended June 30,
(dollars in thousands, (FTE))

	2026			2025
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$19,717,360	$296,278	6.03%	$18,664,228	$288,023	6.19%
Taxable securities (3)	5,982,611	44,647	2.99	6,492,288	54,191	3.34
Tax-exempt securities (FTE) (1)(3)	340,501	2,226	2.61	354,162	2,236	2.53
Other interest-earning assets	358,914	2,441	2.73	451,953	3,898	3.46
Total interest-earning assets (FTE)	26,399,386	345,592	5.25	25,962,631	348,348	5.38

Noninterest-earning assets:
Allowance for credit losses	(214,950)			(220,059)
Cash and due from banks	149,512			203,909
Premises and equipment	395,986			398,241
Other assets (3)	1,681,658			1,637,125
Total assets	$28,411,592			$27,981,847

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$5,755,001	28,118	1.96	$6,051,489	36,956	2.45
Money market	6,786,045	41,140	2.43	6,645,336	49,603	2.99
Savings	1,094,441	483	0.18	1,195,295	1,457	0.49
Time	3,661,687	27,955	3.06	3,532,848	30,596	3.47
Brokered time deposits	50,655	407	3.22	50,488	524	4.16
Total interest-bearing deposits	17,347,829	98,103	2.27	17,475,456	119,136	2.73
Federal funds purchased and other borrowings	167,718	1,553	3.71	7,412	83	4.49
Federal Home Loan Bank advances	313,791	3,014	3.85	—	—	—
Long-term debt	52,420	801	6.13	237,992	2,615	4.41
Total borrowed funds	533,929	5,368	4.03	245,404	2,698	4.41
Total interest-bearing liabilities	17,881,758	103,471	2.32	17,720,860	121,834	2.76

Noninterest-bearing liabilities:
Noninterest-bearing deposits	6,422,393			6,351,540
Other liabilities	415,721			346,643
Total liabilities	24,719,872			24,419,043
Shareholders' equity	3,691,720			3,562,804
Total liabilities and shareholders' equity	$28,411,592			$27,981,847

Net interest revenue (FTE)		$242,121			$226,514
Net interest-rate spread (FTE)			2.93%			2.62%
Net interest margin (FTE) (4)			3.68%			3.50%

(1)Interest revenue on tax-exempt securities and loans includes a taxable-equivalent adjustment to reflect comparable interest on taxable securities and loans. The FTE adjustment totaled $1.22 million and $983,000, respectively, for the three months ended June 30, 2026 and 2025. The tax rate used to calculate the adjustment was 25%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)Included in the average balance of loans outstanding are loans on which the accrual of interest has been discontinued.
(3)Unrealized losses on AFS securities, including those related to the reclassified from AFS to HTM, have been reclassified to other assets. Pretax unrealized losses of $191 million in 2026 and $240 million in 2025 are included in other assets for purposes of this presentation.
(4)Net interest margin is taxable equivalent net interest revenue divided by average interest-earning assets.

Table 3 - Average Consolidated Balance Sheets and Net Interest Analysis
For the Six Months Ended June 30,
(dollars in thousands, (FTE))

	2026			2025
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets:
Interest-earning assets:
Loans, net of unearned income (FTE) (1)(2)	$19,561,444	$582,907	6.01%	$18,440,110	$561,953	6.15%
Taxable securities (3)	5,954,901	89,130	2.99	6,614,294	111,363	3.37
Tax-exempt securities (FTE) (1)(3)	343,445	4,428	2.58	355,430	4,481	2.52
Other interest-earning assets	333,809	4,196	2.53	426,415	6,899	3.26
Total interest-earning assets (FTE)	26,193,599	680,661	5.23	25,836,249	684,696	5.34

Non-interest-earning assets:
Allowance for loan losses	(213,914)			(215,141)
Cash and due from banks	174,659			211,681
Premises and equipment	394,925			397,347
Other assets (3)	1,693,548			1,623,689
Total assets	$28,242,817			$27,853,825

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-bearing deposits:
NOW and interest-bearing demand	$5,803,781	56,247	1.95	$6,092,519	74,346	2.46
Money market	6,806,264	81,849	2.43	6,614,819	99,144	3.02
Savings	1,092,161	963	0.18	1,146,075	2,081	0.37
Time	3,656,390	56,138	3.10	3,489,687	61,427	3.55
Brokered time deposits	55,440	935	3.40	50,468	1,072	4.28
Total interest-bearing deposits	17,414,036	196,132	2.27	17,393,568	238,070	2.76
Federal funds purchased and other borrowings	137,858	2,551	3.73	43,883	1,190	5.47
Federal Home Loan Bank advances	208,619	3,983	3.85	19,343	433	4.51
Long-term debt	86,247	2,002	4.68	246,061	5,477	4.49
Total borrowed funds	432,724	8,536	3.98	309,287	7,100	4.63
Total interest-bearing liabilities	17,846,760	204,668	2.31	17,702,855	245,170	2.79

Noninterest-bearing liabilities:
Noninterest-bearing deposits	6,344,315			6,273,313
Other liabilities	376,882			358,227
Total liabilities	24,567,957			24,334,395
Shareholders' equity	3,674,860			3,519,430
Total liabilities and shareholders' equity	$28,242,817			$27,853,825

Net interest revenue (FTE)		$475,993			$439,526
Net interest-rate spread (FTE)			2.92%			2.55%
Net interest margin (FTE) (4)			3.66%			3.43%

(1)Interest revenue on tax-exempt securities and loans includes a taxable-equivalent adjustment to reflect comparable interest on taxable securities and loans. The FTE adjustment totaled $2.33 million and $1.97 million, respectively, for the six months ended June 30, 2026 and 2025. The tax rate used to calculate the adjustment was 25%, reflecting the statutory federal income tax rate and the federal tax adjusted state income tax rate.
(2)Included in the average balance of loans outstanding are loans on which the accrual of interest has been discontinued and loans that are held for sale.
(3)Unrealized gains and losses on AFS securities, including those related to the reclassified from AFS to HTM, have been reclassified to other assets. Pretax unrealized losses of $183 million and $254 million in 2026 and 2025, respectively, are included in other assets for purposes of this presentation.
(4)Net interest margin is taxable equivalent net-interest revenue divided by average interest-earning assets.

Noninterest Income

The following table presents the components of noninterest income for the periods indicated.

Table 4 - Noninterest Income
(dollars in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Service charges and fees:
Overdraft fees	$3,502	$3,294	$208	6%	$6,631	$6,321	$310	5%
ATM and debit card fees	3,994	3,979	15	—	7,600	7,755	(155)	(2)
Other service charges and fees	2,879	2,849	30	1	5,689	5,581	108	2
Total service charges and fees	10,375	10,122	253	2	19,920	19,657	263	1
Mortgage loan gains and related fees	6,780	5,370	1,410	26	14,809	11,492	3,317	29
Wealth management fees	4,932	4,400	532	12	9,561	8,865	696	8
Net gains on sales of other loans	947	1,995	(1,048)	(53)	2,840	3,391	(551)	(16)
Lending and loan servicing fees	4,098	3,690	408	11	8,069	7,855	214	3
Securities gains, net	(2)	286	(288)	n/m	131	292	(161)	n/m
Other noninterest income:
Customer derivative fees	1,167	905	262	29	2,739	2,157	582	27
Trading securities losses	(904)	—	(904)	n/m	(1,978)	—	(1,978)	n/m
Other investment income	1,824	(333)	2,157	n/m	3,621	71	3,550	n/m
BOLI	2,311	2,026	285	14	4,243	4,135	108	3
Treasury management income	2,520	1,975	545	28	4,913	3,958	955	24
Other	4,332	4,272	60	1	13,258	8,491	4,767	n/m
Total other noninterest income	11,250	8,845	2,405	27	26,796	18,812	7,984	42
Total noninterest income	$38,380	$34,708	$3,672	11	$82,126	$70,364	$11,762	17

The increase in mortgage loan gains and related fees for the three and six months ended June 30, 2026 compared to the same periods of 2025 was primarily a result of an increase in mortgage servicing income of $1.10 million and $2.14 million, respectively, which includes fair value adjustments to our mortgage servicing asset. During the first quarter of 2026, we began an economic hedging strategy utilizing a trading securities portfolio, with the intention of offsetting the impact of the changes in the fair value of our mortgage servicing asset with the gains or losses on trading securities. During the three and six months ended June 30, 2026, we recognized $904,000 and $1.98 million, respectively, in losses on trading securities, which is included in other noninterest income on the consolidated statements of income.

The decrease in net gains on sales of other loans is primarily driven by our strategic decision to retain more of our SBA/USDA loan production during the second quarter of 2026.

During the three and six months ended June 30, 2026, other investment income reflects higher earnings on our mutual fund portfolio and our fintech and limited partnership investments compared to the same periods of 2025. Our other investment portfolio includes mutual funds, equity securities, fintech and other limited partnership investments. Gains and losses from these investments are generally unrealized.

The increase in other noninterest income for the six months ended June 30, 2026 was primarily driven by the $5.18 million gain on the termination of an interest rate cap accounted for as a cash flow hedge of our $100 million subordinated debt, for which redemption notice was provided in the first quarter of 2026 and which was then subsequently redeemed on April 30, 2026.

Provision for Credit Losses

We recorded negative provisions for credit losses of $29.8 million and $19.0 million, respectively, for the three and six months ended June 30, 2026, compared to provision expense of $11.8 million and $27.2 million, respectively, for the same respective periods of 2025. The amount of provision recorded in each period was the amount required such that the total ACL reflected the appropriate balance as determined by management reflecting expected life of loan losses. The negative provisions for the three and six months ended June 30, 2026 reflect the reversal of the ACL related to the equipment financing portfolio, as substantially all of that portfolio was reclassified to held for sale during the second quarter of 2026. Additional discussion on credit quality and the ACL is included in the “Allowance for Credit Losses” section of MD&A in this Report.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated.

Table 5 - Noninterest Expense
(dollars in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2026	2025	Amount	Percent	2026	2025	Amount	Percent
Salaries and employee benefits	$96,242	$86,997	$9,245	11%	$197,491	$171,264	$26,227	15%
Communications and equipment	13,743	13,332	411	3	27,845	27,031	814	3
Occupancy	11,232	10,935	297	3	22,957	21,864	1,093	5
Advertising and public relations	2,708	2,881	(173)	(6)	5,105	4,762	343	7
Postage, printing and supplies	2,744	2,495	249	10	5,501	5,056	445	9
Professional fees	6,868	5,609	1,259	22	12,444	11,540	904	8
Lending and loan servicing expense	3,105	2,330	775	33	5,687	4,317	1,370	32
Outside services - electronic banking	3,555	3,570	(15)	—	7,114	6,333	781	12
FDIC assessments and other regulatory charges	4,327	4,745	(418)	(9)	6,596	9,387	(2,791)	(30)
Amortization of intangibles	2,938	3,292	(354)	(11)	6,001	6,578	(577)	(9)
Merger-related and other charges	895	4,833	(3,938)	(81)	1,768	6,130	(4,362)	(71)
Other	11,558	6,900	4,658	68	18,708	14,756	3,952	27
Total noninterest expense	$159,915	$147,919	$11,996	8	$317,217	$289,018	$28,199	10

The increase in salaries and employee benefits for the second quarter of 2026 compared to 2025 was mostly driven by an increase in salaries and higher performance-related incentive compensation as well as an increase in group medical expense. The increase in salaries was partly driven by annual merit increases that went into effect on April 1, 2026 and the increase in full-time equivalent employees. At June 30, 2026 and 2025 we had 3,141 and 3,050 full-time equivalent employees, respectively, an increase of 3%, reflecting our current strategic hiring plan. In addition to the factors impacting the quarter, the increase for the six months ended June 30, 2026 also reflects the $6.70 million first quarter one-time payroll transition bonus. The bonus was paid to bridge the gap in payroll dates due to the transition from a semi-monthly payroll cycle to a bi-weekly payroll cycle in arrears.

The decrease in FDIC assessments and other regulatory charges for the six months ended June 30, 2026 reflects a $1.89 million accrual reversal of the FDIC special assessment related to certain 2023 bank failures, as the FDIC announced it no longer intended to collect the remainder of the assessment.

The increase in professional fees for the three and six months ended June 30, 2026 was primarily attributable to higher legal fees compared to the same periods of 2025, driven by the Navitas California lender licensing issue discussed below, as well as other non-recurring legal expenses.

The increase in lending and loan servicing expense for the three and six months ended June 30, 2026 reflects higher expense accruals for loan collateral related insurance and property taxes compared to the same periods of 2025.

Merger-related and other charges for the three and six months ended June 30, 2026 mostly consists of expenses related to the pending sale of Navitas and Peach State merger-related costs. Merger-related and other charges for the three and six months ended June 30, 2025 include merger-related costs related to the ANB merger, which closed May 1, 2025.

During the second quarter of 2026, we reached a settlement with the state of California related to a dispute regarding lending license requirements for Navitas. We agreed to settle the matter for approximately $4.08 million, which drove the increase in other noninterest expense for the three and six months ended June 30, 2026. Related legal fees of $421,000 were recorded in the second quarter of 2026, which contributed to the increase in professional fees for the three and six months ended June 30, 2026.

Income Tax Expense

The following table presents income tax expense and the effective tax rate for the periods indicated.

Table 6 - Income Tax Expense
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income before income taxes	$149,168	$100,502	$257,523	$191,661
Income tax expense	33,530	21,769	57,596	41,515
Effective tax rate	22.5%	21.7%	22.4%	21.7%

Managing Risk

Our business purpose is to provide financial services and products to customers, which inherently comes with risk. We strive to manage, mitigate and optimize that risk appropriately. We maintain an enterprise risk framework that provides structure of the governance and oversight of our primary risk categories, which include credit, liquidity, market/interest rate, capital, strategic, operational, legal/compliance and reputation. The objective of our risk framework is to establish a formal structure for identifying, assessing, managing, monitoring and reporting risks in order to assist the Bank in achieving its strategic objectives.

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

Loans Held for Investment

As of June 30, 2026, loans held for investment totaled $18.0 billion, compared to $19.4 billion at December 31, 2025. The decrease was primarily due to the reclassification, following the decision to sell Navitas, of $1.91 billion of equipment financing receivables to held for sale in the second quarter of 2026, representing substantially all of that portfolio. The remainder of equipment financing receivables retained were reclassified to the commercial and industrial category, as equipment financing no longer represents a significant category of loans held for investment. Excluding equipment financing receivables reclassified as held for sale, loans increased $457 million, or 3%, from December 31, 2025 representing organic loan growth, particularly in our commercial portfolio. We continue to focus on organic loan growth and have seen loan growth begin to accelerate during the second quarter of 2026. One of the key initiatives implemented by Management is the onboarding of experienced and proven revenue producers whereby over 35 such producers have been added since the third quarter of 2025.

Allowance for Credit Losses

The ACL reflects our assessment of the life of loan expected credit losses in the loan portfolio and unfunded loan commitments. This assessment involves uncertainty and judgment and is subject to change in future periods. See the Critical Accounting Estimates section of MD&A in our 2025 10-K for additional information on the ACL.

The ACL for loans at June 30, 2026 totaled $169 million compared to $210 million at December 31, 2025 and the ACL for loans as a percentage of total loans held for investment decreased to 0.94% from 1.09%. The decrease in the ACL was primarily attributable to the release of the ACL on the equipment financing loans reclassified to held for sale during June of 2026. As the equipment financing loans have a higher projected loss rate, the ACL coverage ratio decreased in correlation with the release of the ACL on those loans. The ACL for the remainder of the loan portfolio increased approximately 3%, mostly due to loan growth. Our ACL for unfunded commitments, which totaled $19.6 million, increased $4.53 million compared to December 31, 2025, due to an increase in our construction commitments combined with a higher modeled loss rate.

The following tables provide information on loans and the ACL for the periods indicated. See Note 5 to the consolidated financial statements for further information on loans and the ACL.

Table 7 - Loan Portfolio Composition and ACL Allocation
(dollars in thousands)

	June 30, 2026				December 31, 2025
	Loans	% of portfolio	ACL	ACL to Loans	Loans	% of portfolio	ACL	ACL to Loans
Owner occupied CRE	$4,117,210	23%	$27,207	0.66%	$3,949,898	20%	$24,888	0.63%
Income producing CRE	5,017,781	28	37,449	0.75	5,032,342	26	44,071	0.88
Commercial & industrial	2,858,749	16	48,724	1.70	2,696,291	14	43,269	1.60
Commercial construction & land	1,142,870	6	12,291	1.08	997,802	5	8,286	0.83
Equipment financing	—	—	—	—	1,847,999	10	45,852	2.48
Total commercial	13,136,610	73	125,671	0.96	14,524,332	75	166,366	1.15
Residential mortgage	3,100,617	17	26,898	0.87	3,157,017	16	29,241	0.93
Home equity	1,403,383	8	12,573	0.90	1,319,474	7	11,849	0.90
Residential construction & land	194,644	1	2,081	1.07	190,625	1	1,799	0.94
Consumer	193,439	1	1,482	0.77	187,536	1	1,174	0.63
Total (1)	$18,028,693		$168,705	0.94	$19,378,984		$210,429	1.09
(1) Loans presented exclude fair value hedge basis adjustments.

The following table provides a summary of net charge-offs to average loans for the periods indicated.

Table 8 - Net Charge-offs to Average Loans
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net charge-offs (recoveries)
Owner occupied CRE	$(3,447)	$470	$(2,781)	$596
Income producing CRE	57	933	(28)	1,651
Commercial & industrial	6,859	1,027	10,168	3,474
Commercial construction	(22)	89	(16)	(49)
Equipment financing	3,697	4,963	9,532	10,005
Residential mortgage	57	313	190	312
Home equity	(24)	(72)	(78)	(134)
Residential construction	(6)	(9)	6	210
Consumer	693	511	1,248	1,767
Total net charge-offs	$7,864	$8,225	$18,241	$17,832

Average loans
Owner occupied CRE	$4,057,269	$3,492,599	$4,006,798	$3,438,970
Income producing CRE	4,978,937	4,488,186	4,982,002	4,451,373
Commercial & industrial	2,823,245	2,507,891	2,761,800	2,479,055
Commercial construction	1,103,439	1,744,511	1,093,552	1,701,888
Equipment financing	1,897,779	1,723,360	1,868,548	1,689,191
Residential mortgage	3,114,831	3,214,776	3,130,735	3,219,652
Home equity	1,367,692	1,134,274	1,342,305	1,100,224
Residential construction	185,631	174,030	188,486	175,716
Consumer	188,537	184,601	187,218	184,041
Total average loans	$19,717,360	$18,664,228	$19,561,444	$18,440,110

Net charge-offs to average loans (1)
Owner occupied CRE	(0.34)%	0.05%	(0.14)%	0.03%
Income producing CRE	—	0.08	—	0.07
Commercial & industrial	0.97	0.16	0.74	0.28
Commercial construction	(0.01)	0.02	—	(0.01)
Equipment financing	0.78	1.16	1.03	1.19
Residential mortgage	0.01	0.04	0.01	0.02
Home equity	(0.01)	(0.03)	(0.01)	(0.02)
Residential construction	(0.01)	(0.02)	0.01	0.24
Consumer	1.47	1.11	1.34	1.94
Total	0.16	0.18	0.19	0.20
(1) Annualized.

Nonperforming Assets

The table below summarizes NPAs for the periods indicated. NPAs include nonaccrual loans, OREO and repossessed assets. The main driver of the increase in nonaccrual loans since December 31, 2025 was a small population of larger owner-occupied CRE loans moving to nonaccrual during the first six months of 2026.

Table 9 - NPAs
(dollars in thousands)

	June 30, 2026	December 31, 2025	$ Change

Nonaccrual loans held for investment:
Owner occupied CRE	$20,027	$11,165	$8,862
Income producing CRE	11,655	11,488	167
Commercial & industrial	21,147	18,294	2,853
Commercial construction & land	916	18	898
Equipment financing	—	10,383	(10,383)
Total commercial	53,745	51,348	2,397
Residential mortgage	30,506	32,423	(1,917)
Home equity	6,435	5,247	1,188
Residential construction & land	338	1,079	(741)
Consumer	977	1,001	(24)
Total	92,001	91,098	903
Nonaccrual equipment financing loans and leases HFS	9,392	—	9,392
Total nonaccrual loans	101,393	91,098	10,295
OREO and repossessed assets	1,994	2,400	(406)
Total NPAs	$103,387	$93,498	$9,889

Nonaccrual loans held for investment as a percentage of total loans held for investment	0.51%	0.47%
NPAs as a percentage of total assets	0.36	0.33

ACL - loans to nonaccrual loans coverage ratio	1.83	2.31

Concentration Considerations

Commercial loans make up 73% of our loan portfolio, which as of June 30, 2026, includes owner occupied and income producing real estate, commercial and industrial and commercial construction and land.

Approximately 83% of our loan portfolio is secured by real estate and therefore, can be affected by changes in real estate valuation.

Non-owner occupied CRE loans
The following table provides industry concentrations of our non-owner occupied CRE loans, which include the income producing CRE portfolio and non-owner occupied commercial construction loans as of the dates indicated.

Table 10 - Industry Concentrations of Non-Owner Occupied CRE Loans
(dollars in thousands)

	June 30, 2026		December 31, 2025
	Total	% of loans in category	Total	% of loans in category
Retail	$1,417,655	24%	$1,338,882	23%
Office	969,448	16	898,359	15
Multifamily	796,177	13	889,579	15
Warehouse and industrial	742,282	13	656,749	11
Hotel	440,144	7	487,467	8
Builder finance	380,506	6	360,698	6
Rental 1-4 family	322,471	6	325,105	6
Self storage	317,475	5	296,583	5
Other	286,302	5	265,937	5
Senior care	171,250	3	204,558	3
Land	138,087	2	155,956	3
Total	$5,981,797	100%	$5,879,873	100%

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

At June 30, 2026 and December 31, 2025, we had sufficient liquid funds and qualifying collateral to support additional borrowings, which are detailed in the table below.

Table 11 - Liquid Funds and Unused Borrowing Capacity
(in thousands)
	June 30, 2026	December 31, 2025
Available liquid funds:
Cash and cash equivalents	$455,097	$395,754

Unused Borrowing Capacity (1):
FHLB	2,032,406	2,006,045
Federal Reserve - Discount Window	1,884,042	2,347,191

Unpledged securities available as collateral for additional borrowings	2,638,764	3,007,534
Total available funds	$7,010,309	$7,756,524
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
In the opinion of management, our liquidity position at June 30, 2026 was sufficient to meet our expected cash flow requirements for the foreseeable future. See the consolidated statement of cash flows for further detail.

Deposits

Customer deposits are the primary source of funds for the continued growth of our earning assets. We believe our high level of service, as evidenced by our strong customer satisfaction scores, is instrumental in attracting and retaining customer deposit accounts. Since December 31, 2025, customer deposits decreased $57.6 million, mostly due to a seasonal decrease in public funds, partially offset by an increase in noninterest bearing demand balances. As of June 30, 2026, we had approximately $9.48 billion of uninsured deposits, of which $2.79 billion was collateralized by investment securities.

Table 12 - Deposits
(dollars in thousands)

	June 30, 2026		December 31, 2025
	Balance	% of Total	Balance	% of Total
Noninterest-bearing demand	$6,449,517	27%	$6,252,252	26%
NOW and interest-bearing demand	5,677,423	24	5,969,864	25
Money market and savings	7,772,771	33	7,781,861	33
Time	3,665,862	15	3,619,189	15
Total customer deposits	23,565,573	99	23,623,166	99
Brokered deposits	158,636	1	175,264	1
Total deposits	$23,724,209		$23,798,430

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

Table 13 - AFS and HTM Investment Securities
(dollars in thousands)

	June 30, 2026		December 31, 2025
	Carrying Value	% of portfolio	Carrying Value	% of portfolio	$ Change
AFS	$4,106,366	65%	$3,750,863	63%	$355,503
HTM	2,179,043	35	2,237,356	37	(58,313)
Total AFS and HTM investment securities	$6,285,409		$5,988,219		$297,190

AFS and HTM investment securities as a % of total assets	22%		21%
Weighted average life	5.4 years		5.4 years
Swap adjusted effective duration	3.2%		3.5%
Effective duration	3.4		3.8
During the second quarter of 2026, we purchased $759 million in AFS securities, mostly in preparation for the expected cash inflows from the sale of Navitas, which is expected to close in the third quarter of 2026. These purchases were partly offset by sales, maturities and paydowns during the period.
Over the last six months, we have strategically worked to reduce our interest rate risk by buying shorter duration securities, which is reflected in the decrease in the effective duration of the securities portfolio.
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
At June 30, 2026, HTM debt securities had a fair value of $1.85 billion, indicating net unrealized losses of $330 million (pre-tax). Additional unrealized losses on HTM debt securities of $48.2 million (pre-tax) were included in AOCI as a result of the reclassification of certain AFS debt securities to HTM in 2022. Unrealized losses were primarily attributable to changes in interest rates.
See Note 4 to the consolidated financial statements for additional detail on investment securities.

Borrowing Activities

At June 30, 2026 and December 31, 2025, the Holding Company had long-term debt outstanding of $20.6 million and $120 million, respectively, which includes trust preferred securities and, as of December 31, 2025, also includes subordinated debt. On April 30, 2026, we redeemed our $100 million in principal amount of subordinated debentures prior to maturity. At June 30, 2026, the Bank had $360 million in short-term borrowings outstanding, compared to $85.0 million at December 31, 2025. The Bank also had $800 million in FHLB advances at June 30, 2026. In the second quarter we utilized wholesale funding sources to facilitate securities purchases, as discussed above, and fund loan growth.

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

Table 14 - Interest Sensitivity

	Increase (Decrease) in Net Interest Revenue from Base Scenario at
	June 30, 2026		December 31, 2025
Change in Rates	Shock	Ramp	Shock	Ramp
200 basis point increase	0.65%	0.54%	0.52%	0.66%
100 basis point increase	0.48	0.35	0.41	0.39
100 basis point decrease	(0.92)	(0.69)	(0.81)	(0.69)
200 basis point decrease	(2.24)	(1.30)	(2.06)	(1.35)

Overall, the shift toward floating-rate earning assets outpaced the increase in liability sensitivity, resulting in a modest increase in asset sensitivity from December 31, 2025 to June 30, 2026 .

Capital Risk Management

The maintenance and management of capital levels are significant priorities of management. We are committed to maintaining a capital position that will support ongoing operations and the achievement of our strategic objectives. The ALCO and the Board are responsible for establishing capital adequacy risk ranges that are appropriate given the risks to which we are exposed and the environment in which we operate. Current and projected capital levels are compared to capital adequacy risk ranges and reported quarterly to the ALCO and the Board. We utilize a baseline capital forecast as part of our capital management and planning process to evaluate current and future capital needs. We also use hypothetical stressed scenarios and sensitivity analyses, based on changing economic conditions and scenarios, including potential merger and acquisition transactions and debt/capital market activities. Forecasting alternative capital scenarios helps inform overall capital adequacy and capital ranges.

Shareholders’ Equity Highlights

Shareholders’ equity at June 30, 2026 was $3.75 billion, an increase of $106 million from December 31, 2025 primarily due to year-to-date earnings of $200 million, partially offset by common stock repurchases of $37.4 million and dividends declared on common stock of $60.8 million.

Regulatory Capital

The following table shows capital composition as of June 30, 2026 and December 31, 2025. The decrease in Tier 2 capital instruments reflects the redemption of the $100 million subordinated debenture in the second quarter of 2026, which was subject to phase-out provisions as it approached maturity.

Table 15 - Capital Composition under Basel III
(in thousands)

	United Community Banks, Inc. (Consolidated)		United Community Bank
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Total common shareholders' equity	$3,745,004	$3,638,686	$3,422,602	$3,391,455
Goodwill	(925,119)	(925,119)	(925,119)	(925,119)
Intangibles, other than goodwill and mortgage servicing rights, net of associated DTLs	(32,514)	(37,274)	(32,514)	(37,274)
DTAs arising from net operating loss and tax credit carryforwards	(1,682)	(2,133)	(1,624)	(2,156)
Net unrealized losses on AFS securities	118,414	117,606	117,909	116,985
Accumulated net gains on cash flow hedges	(1,761)	(5,618)	—	—
Net unrealized losses on HTM securities that are included in AOCI	35,819	38,308	35,819	38,308
Other	257	276	257	276
CET1 / Tier 1 Capital	2,938,418	2,824,732	2,617,330	2,582,475
Tier 2 capital instruments	25,000	65,000	—	—
Qualifying ACL	180,254	215,074	180,254	215,074
Total capital	$3,143,672	$3,104,806	$2,797,584	$2,797,549

The following table shows capital ratios, as calculated under applicable regulatory guidelines, at June 30, 2026 and December 31, 2025. As of June 30, 2026, capital levels remained characterized as “well-capitalized” under regulatory requirements in effect at the time. Additional information related to capital ratios is provided in Note 10 to the consolidated financial statements.

Table 16 - Capital Ratios

				United Community Banks, Inc. (Consolidated)		United Community Bank
	Minimum	Well- Capitalized	Minimum Capital Plus Capital Conservation Buffer	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Risk-based ratios:
CET1 capital	4.5%	6.5%	7.0%	13.53%	13.44%	12.09%	12.34%
Tier 1 capital	6.0	8.0	8.5	13.53	13.44	12.09	12.34
Total capital	8.0	10.0	10.5	14.48	14.77	12.93	13.37
Leverage ratio	4.0	5.0	N/A	10.66	10.28	9.52	9.42

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

UNITED COMMUNITY BANKS, INC.
Table 17 - Non-GAAP Performance Measures Reconciliation
(dollars in thousands, except per share data)
	2026		2025			For the Six Months Ended June 30,
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2026	2025
Noninterest income reconciliation
Noninterest income (GAAP)	$38,380	$43,746	$40,462	$43,219	$34,708	$82,126	$70,364
Gain on terminated cash flow hedge	—	(5,184)	—	—	—	(5,184)	—
Noninterest income - operating	$38,380	$38,562	$40,462	$43,219	$34,708	$76,942	$70,364

Noninterest expense reconciliation
Noninterest expense (GAAP)	$159,915	$157,302	$152,048	$150,868	$147,919	$317,217	$289,018
Payroll transition bonus	—	(6,704)	—	—	—	(6,704)	—
FDIC special assessment accrual reversal	—	1,885	—	—	—	1,885	—
Merger-related and other charges	(895)	(873)	(606)	(3,468)	(4,833)	(1,768)	(6,130)
Noninterest expense - operating	$159,020	$151,610	$151,442	$147,400	$143,086	$310,630	$282,888

Net income to operating income reconciliation
Net income (GAAP)	$115,638	$84,289	$86,455	$91,494	$78,733	$199,927	$150,146
Gain on terminated cash flow hedge	—	(5,184)	—	—	—	(5,184)	—
Release of ACL on equipment finance loans	(38,477)	—	—	—	—	(38,477)	—
Payroll transition bonus	—	6,704	—	—	—	6,704	—
FDIC special assessment accrual reversal	—	(1,885)	—	—	—	(1,885)	—
Merger-related and other charges	895	873	606	3,468	4,833	1,768	6,130
Income tax benefit of non-operating items	8,347	(113)	(133)	(751)	(1,047)	8,234	(1,328)
Net income - operating	$86,403	$84,684	$86,928	$94,211	$82,519	$171,087	$154,948

Diluted income per common share reconciliation
Diluted income per common share (GAAP)	$0.95	$0.69	$0.70	$0.70	$0.63	$1.65	$1.21
Gain on terminated cash flow hedge	—	(0.03)	—	—	—	(0.03)	—
Release of ACL on equipment finance loans	(0.25)	—	—	—	—	(0.25)	—
Payroll transition bonus	—	0.04	—	—	—	0.04	—
FDIC special assessment accrual reversal	—	(0.01)	—	—	—	(0.01)	—
Merger-related and other charges	0.01	0.01	0.01	0.02	0.03	0.01	0.04
Deemed dividend on preferred stock redemption	—	—	—	0.03	—	—	—
Diluted income per common share - operating	$0.71	$0.70	$0.71	$0.75	$0.66	$1.41	$1.25

Book value per common share reconciliation
Book value per common share (GAAP)	$31.27	$30.54	$30.17	$29.44	$28.89	$31.27	$28.89
Effect of goodwill and other intangibles	(7.96)	(7.98)	(7.93)	(7.85)	(7.89)	(7.96)	(7.89)
Tangible book value per common share	$23.31	$22.56	$22.24	$21.59	$21.00	$23.31	$21.00

Return on tangible common equity reconciliation
Return on common equity (GAAP)	12.56%	9.35%	9.48%	9.20%	8.45%	10.97%	8.18%
Gain on terminated cash flow hedge	—	(0.45)	—	—	—	(0.22)	—
Release of ACL on equipment finance loans	(3.25)	—	—	—	—	(1.64)	—
Payroll transition bonus	—	0.58	—	—	—	0.29	—
FDIC special assessment accrual reversal	—	(0.16)	—	—	—	(0.08)	—
Merger-related and other charges	0.08	0.07	0.05	0.29	0.42	0.07	0.27
Deemed dividend on preferred stock redemption	—	—	—	0.34	—	—	—
Return on common equity - operating	9.39	9.39	9.53	9.83	8.87	9.39	8.45
Effect of goodwill and other intangibles	3.59	3.66	3.78	3.73	3.47	3.63	3.33
Return on tangible common equity - operating	12.98%	13.05%	13.31%	13.56%	12.34%	13.02%	11.78%

UNITED COMMUNITY BANKS, INC.
Table 17 - Non-GAAP Performance Measures Reconciliation
(dollars in thousands, except per share data)
	2026		2025			For the Six Months Ended June 30,
	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	2026	2025
Return on assets reconciliation
Return on assets (GAAP)	1.63%	1.22%	1.21%	1.29%	1.11%	1.43%	1.06%
Gain on terminated cash flow hedge	—	(0.06)	—	—	—	(0.03)	—
Release of ACL on equipment finance loans	(0.42)	—	—	—	—	(0.21)	—
Payroll transition bonus	—	0.07	—	—	—	0.03	—
FDIC special assessment accrual reversal	—	(0.02)	—	—	—	(0.01)	—
Merger-related and other charges	0.01	0.01	0.01	0.04	0.05	0.01	0.04
Return on assets - operating	1.22%	1.22%	1.22%	1.33%	1.16%	1.22%	1.10%

Efficiency ratio reconciliation
Efficiency ratio (GAAP)	57.01%	56.66%	54.40%	54.30%	56.69%	56.84%	56.71%
Gain on terminated cash flow hedge	—	1.03	—	—	—	0.52	—
Payroll transition bonus	—	(2.41)	—	—	—	(1.20)	—
FDIC special assessment accrual reversal	—	0.68	—	—	—	0.34	—
Merger-related and other charges	(0.32)	(0.31)	(0.21)	(1.25)	(1.85)	(0.32)	(1.20)
Efficiency ratio - operating	56.69%	55.65%	54.19%	53.05%	54.84%	56.18%	55.51%

Tangible common equity to tangible assets reconciliation
Equity to total assets (GAAP)	12.89%	12.97%	12.99%	12.78%	12.86%	12.89%	12.86%
Effect of goodwill and other intangibles	(2.95)	(3.05)	(3.07)	(3.07)	(3.10)	(2.95)	(3.10)
Effect of preferred equity	—	—	—	—	(0.31)	—	(0.31)
Tangible common equity to tangible assets	9.94%	9.92%	9.92%	9.71%	9.45%	9.94%	9.45%

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

There have been no material changes in our market risk as of June 30, 2026 from that presented in our 2025 10-K. Our interest rate sensitivity position at June 30, 2026 is set forth in Table 14 in MD&A of this Report and incorporated herein by this reference.

Item 4.    Controls and Procedures

    (a) Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of June 30, 2026. Based on that evaluation, our principal executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

    (b) Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The success of the Peach State merger, including anticipated benefits and cost savings, will depend, in part, on United’s ability to successfully combine and integrate the businesses of United and Peach State in a manner that permits growth opportunities and does not materially disrupt the existing customer relations or result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the merger and the bank merger. Integration efforts between the two companies could have an adverse effect on each of United and Peach State during the transition period and for an undetermined period after completion of the merger on the combined company. In addition, the actual cost savings of the merger and the bank merger could be less than anticipated.

Item 5. Other Information

On April 20, 2026, we entered into a merger agreement with Peach State, headquartered in Gainesville, Georgia. Under the terms of the merger agreement, Peach State shareholders could elect to receive either the per share cash consideration of $31.75 or the per share stock consideration of 0.8978 shares of United common stock for each share of Peach State common stock outstanding, subject to proration such that the total consideration paid will be comprised of 50% stock and 50% cash.

During the quarter ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

(d)     Exhibits. See Exhibit Index below.

EXHIBIT INDEX

Exhibit No.	Description

2.1
Stock Purchase Agreement, dated as of June 11, 2026, by and among United Community Bank, United Community Banks, Inc. (solely for the limited purposes set forth therein), and Navitas TopCo LLC (incorporated herein by reference to Exhibit 2.1 to United Community Bank Inc.'s Current Report on Form 8-K dated June 11, 2026, filed with the SEC on June 12, 2026).

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

10.1
Agreement dated April 28, 2026 between United Community Banks, Inc. and Jefferson L. Harralson (incorporated herein by reference to Exhibit 10.1 to United Community Bank Inc.'s Current Report on Form 8-K dated April 28, 2026, filed with the SEC on April 28, 2026).

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

101
Interactive data files for United Community Banks, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements of Changes in Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from United Community Bank’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (formatted in Inline XBRL and included in Exhibit 101)

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

Date: August 5, 2026